Form 10-Q
period 2001-06-30
KRAFT FOODS INC
filed 2001-08-13
CIK 1103982

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                     to


                         Commission file number 1-16483


                                Kraft Foods Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Virginia                                 52-2284372
--------------------------------------------------------------------------------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)

Three Lakes Drive, Northfield, Illinois                     60093
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code      (847) 646-2000
                                                  ------------------------------


--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes        No  X *
                                       -----    ------

         * The registrant became subject to the Securities Exchange Act of 1934 on June 12, 2001.

         At July 31, 2001, there were 1,735,000,000 shares outstanding of the registrant's common stock, no par value per share.

                                 KRAFT FOODS INC.

                                TABLE OF CONTENTS


                                                                              Page No.

PART I -  FINANCIAL INFORMATION


Item 1.   Financial Statements (Unaudited).

          Condensed Consolidated Balance Sheets at
                 June 30, 2001 and December 31, 2000                           3 - 4

          Condensed Consolidated Statements of Earnings for the
                 Six Months Ended June 30, 2001 and 2000                           5
                 Three Months Ended June 30, 2001 and 2000                         6

          Condensed Consolidated Statements of Shareholders'
                 Equity for the Year Ended December 31, 2000 and the
                 Six Months Ended June 30, 2001                                    7

          Condensed Consolidated Statements of Cash Flows for the
                 Six Months Ended June 30, 2001 and 2000                       8 - 9

          Notes to Condensed Consolidated Financial Statements               10 - 18

Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         19 - 39

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.                                                      40

Item 6.   Exhibits and Reports on Form 8-K.                                       42

Signature                                                                         43

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                        Kraft Foods Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                            (in millions of dollars)
                                   (Unaudited)


                                                                             June 30,                 December 31,
                                                                               2001                      2000
                                                                             -------                    -------

ASSETS

  Cash and cash equivalents                                                $     187                  $     191

  Receivables (less allowances of
    $154 and $152)                                                             3,212                      3,231

  Inventories:
    Raw materials                                                              1,391                      1,175
    Finished product                                                           1,777                      1,866
                                                                             -------                    -------
                                                                               3,168                      3,041

  Deferred income tax benefits                                                   605                        504

  Other current assets                                                           215                        185
                                                                             -------                    -------
   Total current assets                                                        7,387                      7,152

  Property, plant and equipment, at cost                                      13,000                     13,042
    Less accumulated depreciation                                              3,854                      3,637
                                                                             -------                    -------
                                                                               9,146                      9,405
  Goodwill and other intangible assets
    (less accumulated amortization of
     $6,577 and $6,100)                                                       31,388                     31,584

  Prepaid pension assets                                                       2,779                      2,623

  Assets held for sale                                                           240                        276

  Other assets                                                                   818                      1,031
                                                                             -------                    -------

    TOTAL ASSETS                                                             $51,758                    $52,071
                                                                             =======                    =======


            See notes to condensed consolidated financial statements.

                                  Continued

                        Kraft Foods Inc. and Subsidiaries
                Condensed Consolidated Balance Sheets (Continued)
                            (in millions of dollars)
                                   (Unaudited)


                                                                             June 30,                 December 31,
                                                                              2001                        2000
                                                                             -------                     -------

LIABILITIES
  Short-term borrowings                                                    $     192                    $    146
  Current portion of long-term debt                                              158                         713
  Due to parent and affiliates                                                 2,566                         865
  Accounts payable                                                             1,567                       1,971
  Accrued liabilities:
      Marketing                                                                1,394                       1,601
      Employment costs                                                           500                         625
      Other                                                                    1,406                       1,411
  Income taxes                                                                   337                         258
                                                                             -------                     -------

    Total current liabilities                                                  8,120                       7,590

  Long-term debt                                                               2,679                       2,695
  Deferred income taxes                                                        1,682                       1,446
  Accrued postretirement health care costs                                     1,873                       1,867
  Notes payable to parent and affiliates                                      11,557                      21,407
  Other liabilities                                                            2,839                       3,018
                                                                             -------                     -------

    Total liabilities                                                         28,750                      38,023

Contingencies (Note 6)

SHAREHOLDERS' EQUITY

  Class A common stock, no par value (555,000,000 shares issued and outstanding)

  Class B common stock, no par value (1,180,000,000 shares issued and outstanding)

  Additional paid-in capital                                                  23,655                      15,230

  Earnings reinvested in the business                                          1,792                         992

  Accumulated other comprehensive losses (primarily currency
    translation adjustments)                                                  (2,439)                     (2,174)
                                                                             -------                     -------
    Total shareholders' equity                                                23,008                      14,048
                                                                             -------                     -------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $51,758                     $52,071
                                                                             =======                     =======



            See notes to condensed consolidated financial statements.

                        Kraft Foods Inc. and Subsidiaries
                  Condensed Consolidated Statements of Earnings
                 (in millions of dollars, except per share data)
                                   (Unaudited)


                                                           For the Six Months Ended
                                                                    June 30,
                                                         --------------------------
                                                              2001         2000
                                                            -------      -------
Operating revenues                                          $17,059      $13,434

Cost of sales                                                 8,659        6,938
                                                            -------      -------
         Gross profit                                         8,400        6,496

Marketing, administration and research costs                  5,463        4,199

Amortization of goodwill                                        480          267
                                                            -------      -------
         Operating income                                     2,457        2,030

Interest and other debt expense, net                            933          259
                                                            -------      -------
         Earnings before income taxes                         1,524        1,771

Provision for income taxes                                      693          733
                                                            -------      -------
         Net earnings                                       $   831      $ 1,038
                                                            =======      =======
Per share data:

   Basic earnings per share                                 $  0.56      $  0.71
                                                            =======      =======
   Diluted earnings per share                               $  0.56      $  0.71
                                                            =======      =======



           See notes to condensed consolidated financial statements.

                        Kraft Foods Inc. and Subsidiaries
                  Condensed Consolidated Statements of Earnings
                 (in millions of dollars, except per share data)
                                   (Unaudited)


                                                         For the Three Months Ended
                                                                  June 30,
                                                         --------------------------
                                                              2001        2000
                                                              ----        ----
Operating revenues                                            $8,692      $6,974

Cost of sales                                                  4,392       3,557
                                                              ------      ------
          Gross profit                                         4,300       3,417

 Marketing, administration and research costs                  2,695       2,182

 Amortization of goodwill                                        240         134
                                                              ------      ------
          Operating income                                     1,365       1,101

 Interest and other debt expense, net                            451         132
                                                              ------      ------
          Earnings before income taxes                           914         969

 Provision for income taxes                                      409         401
                                                              ------      ------
          Net earnings                                        $  505      $  568
                                                              ======      ======
 Per share data:

    Basic earnings per share                                  $ 0.33      $ 0.39
                                                              ======      ======
    Diluted earnings per share                                $ 0.33      $ 0.39
                                                              ======      ======




           See notes to condensed consolidated financial statements.

                        Kraft Foods Inc. and Subsidiaries
            Condensed Consolidated Statements of Shareholders' Equity
                    For the Year Ended December 31, 2000 and
                       the Six Months Ended June 30, 2001
                            (in millions of dollars)
                                   (Unaudited)


                                                                                   Accumulated Other
                                                                                  Comprehensive Losses
                                                                              -------------------------------
                                           Class                  Earnings                                         Total
                                          A and B    Additional  Reinvested    Currency                            Share-
                                          Common      Paid-in      in the     Translation                          holders'
                                           Stock      Capital     Business    Adjustments      Other   Total       Equity
                                          --------   ----------  ----------   ------------    ------- -------      -------
Balances, January 1, 2000                  $   -        $15,230     $  -        $(1,741)       $(28)    $(1,769)    $13,461

Comprehensive earnings:
 Net earnings                                                         2,001                                           2,001
 Other comprehensive losses,
   net of income taxes:
    Currency translation adjustments                                               (397)                   (397)       (397)
    Additional minimum pension liability                                                         (8)         (8)         (8)
                                                                                                                    -------
 Total other comprehensive losses                                                                                      (405)
                                                                                                                    -------
Total comprehensive earnings                                                                                          1,596
                                                                                                                    -------
Dividends declared                                                   (1,009)                                         (1,009)
                                           --------     -------     -------     -------    --------    --------     -------
Balances, December 31, 2000                    -         15,230         992      (2,138)        (36)     (2,174)     14,048

Comprehensive earnings:
 Net earnings                                                           831                                             831
 Other comprehensive losses,
   net of income taxes:
    Currency translation adjustments                                               (253)                   (253)       (253)
    Change in fair value of derivatives
       accounted for as hedges                                                                  (12)        (12)        (12)
                                                                                                                    -------
 Total other comprehensive earnings                                                                                    (265)
                                                                                                                    -------
Total comprehensive earnings                                                                                            566
                                                                                                                    -------
Sale of Class A common stock to public                    8,425                                                       8,425
Dividends declared                                                      (31)                                            (31)
                                           --------     -------     -------     -------    --------    --------     -------
Balances, June 30, 2001                    $   -        $23,655     $ 1,792     $(2,391)       $(48)    $(2,439)    $23,008
                                           ========     =======     =======     =======    ========     =======     =======


Total comprehensive earnings, which represents net earnings partially offset by currency translation adjustments and the change in fair value of derivatives accounted for as hedges, were $293 million and $479 million, respectively, for the quarters ended June 30, 2001 and 2000 and $865 million for the first six months of 2000.



           See notes to condensed consolidated financial statements.

                        Kraft Foods Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                            (in millions of dollars)
                                   (Unaudited)

                                                                                 For the Six Months Ended
                                                                                        June 30,
                                                                            ---------------------------------

                                                                                   2001           2000
                                                                                 --------       --------
     CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

     Net earnings                                                                 $ 831          $1,038

     Adjustments to reconcile net earnings to operating cash flows:
           Depreciation and amortization                                            835             517
           Deferred income tax provision                                             83             121
           Gain on sale of a business                                                (8)            (33)
           Loss on sale of a North American food factory                             29
           Cash effects of changes, net of the effects
            from acquired and divested companies:
              Receivables, net                                                      (62)            (26)
              Inventories                                                          (187)             29
              Accounts payable                                                     (366)           (265)
              Income taxes                                                          260             197
              Other working capital items                                          (522)            (91)
           Increase in pension assets and postretirement
            liabilities, net                                                        (94)            (87)
         Increase in amounts due to parent and affiliates                            14              67
         Other                                                                     (185)            (15)
                                                                                  -----          ------

               Net cash provided by operating activities                            628           1,452
                                                                                  -----          ------

     CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

       Capital expenditures                                                        (448)           (323)
       Purchases of businesses, net of acquired cash                                (97)           (358)
       Proceeds from a sale of a business                                             9              49
       Other                                                                         21              (8)
                                                                                  -----          ------

               Net cash used in investing activities                               (515)           (640)
                                                                                  -----          ------


           See notes to condensed consolidated financial statements.

                                   Continued

                        Kraft Foods Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Continued)
                            (in millions of dollars)
                                   (Unaudited)


                                                                                 For the Six Months Ended
                                                                                        June 30,
                                                                            ---------------------------------

                                                                                   2001           2000
                                                                                 --------       --------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

  Net issuance (repayment) of short-term borrowings                              $    67        $    (8)
  Long-term debt proceeds                                                             41             44
  Long-term debt repaid                                                             (539)           (28)
  Net proceeds from sale of Class A common stock                                   8,443
  Repayment of notes payable to parent and affiliates                             (9,793)           (31)
  Increase in amounts due to parent and affiliates                                 1,668            471
  Dividends paid                                                                                 (1,000)
                                                                                 -------        -------

      Net cash used in financing activities                                         (113)          (552)
                                                                                 -------        -------

  Effect of exchange rate changes on cash and
   cash equivalents                                                                   (4)            (2)
                                                                                 -------        -------

Cash and cash equivalents:

  (Decrease) increase                                                                 (4)           258

  Balance at beginning of period                                                     191             95
                                                                                 -------        -------


  Balance at end of period                                                       $   187        $   353
                                                                                 =======        =======




           See notes to condensed consolidated financial statements.

                        Kraft Foods Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1.  Background and Basis of Presentation:

The interim condensed consolidated financial statements of Kraft Foods Inc. (the "Company") are unaudited. It is the opinion of the Company's management that all adjustments necessary for a fair statement of the interim results presented have been reflected therein. All such adjustments were of a normal recurring nature. For interim reporting purposes, certain expenses are charged to results of operations as a percentage of sales. Operating revenues and net earnings for any interim period are not necessarily indicative of results that may be expected for the entire year.

These statements should be read in conjunction with the Company's consolidated financial statements and related notes as of December 31, 2000 and for the three years then ended, as filed in the Company's final prospectus for its initial public offering ("IPO") of its Class A common stock as filed with the Securities and Exchange Commission on June 13, 2001.

Note 2.  Initial Public Offering:

Prior to June 13, 2001, the Company was a wholly-owned subsidiary of Philip Morris Companies Inc. ("Philip Morris"). On June 13, 2001, the Company completed an IPO of 280,000,000 shares of its Class A common stock at a price of $31.00 per share. The IPO proceeds, net of the underwriting discount and expenses, of $8.4 billion were used to retire a portion of an $11.0 billion long-term note payable to Philip Morris incurred in connection with the acquisition of Nabisco Holdings Corp. ("Nabisco"). After the IPO, Philip Morris owns approximately 83.9% of the outstanding shares of the Company's capital stock through its ownership of 49.5% of the Company's outstanding Class A common stock and 100% of the Company's Class B common stock. The Company's Class A common stock has one vote per share while the Company's Class B common stock has ten votes per share. Therefore, Philip Morris holds 97.7% of the combined voting power of the Company's outstanding common stock.

Note 3.  Related Party Transactions:

Philip Morris and certain of its affiliates provide the Company with various services, including planning, legal, treasury, accounting, auditing, insurance, human resources, office of the secretary, corporate affairs, information technology and tax services. Billings to the Company were $154 million and $106 million for the six months ended June 30, 2001 and 2000, respectively, and $84 million and $57 million for the three months ended June 30, 2001 and 2000, respectively. During 2001, the Company entered into a formal agreement with Philip Morris providing for a continuation of these services, the cost of which is expected to increase to approximately $300 million in 2001 from $248 million in 2000, as Philip Morris provides additional information technology and financial services that the Company previously performed internally.

The Company also has long-term notes payable to Philip Morris and its affiliates as follows:

                                                                                     June 30,     December 31,
                                                                                       2001           2000
                                                                                   ------------    ---------
                                                                                            (in millions)
    Notes payable in 2002, interest at 7.75%                                         $ 2,557         $11,000
    Notes payable in 2002, interest at 7.40%                                           4,000           4,000
    Notes payable in 2009, interest at 7.00%                                           5,000           5,000
    Swiss franc notes payable in 2008, interest at 4.58%                                                 715
    Swiss franc notes payable in 2006, interest at 3.58%                                                 692
                                                                                   ---------       ---------
                                                                                     $11,557         $21,407
                                                                                   =========       =========

During the second quarter of 2001, the Company used the IPO proceeds, net of the underwriting discount and expenses, of $8.4 billion to retire a portion of the $11.0 billion long-term note payable to Philip Morris. In addition, the

                        Kraft Foods Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Company refinanced the two long-term Swiss franc notes payable to Philip Morris with short-term Swiss franc borrowings from Philip Morris at variable interest rates.

Note 4.  Acquisitions and Divestitures:

Nabisco:

On December 11, 2000, the Company acquired all of the outstanding shares of Nabisco for $55 per share in cash. The acquisition has been accounted for as a purchase. Nabisco's balance sheet has been consolidated with the Company's balance sheet since December 31, 2000, and, beginning January 1, 2001, Nabisco's earnings have been included in the combined operating results of the Company.

Assuming the acquisition of Nabisco occurred on January 1, 2000, and that effective January 1, 2000, the net proceeds of the IPO were used to retire a portion of an $11.0 billion long-term note payable to Philip Morris and that the shares issued immediately following the IPO were outstanding since January 1, 2000, pro forma operating revenues, net earnings, basic earnings per share and diluted earnings per share would have been as follows:

                                                                    For the Six Months Ended
                                                                         June 30, 2000
                                                                         -------------
(in millions, except per share data)
Operating revenues                                                           $17,061
                                                                             =======

Net earnings                                                                 $   909
                                                                             =======

Basic earnings per share                                                     $  0.52
                                                                             =======

Diluted earnings per share                                                   $  0.52
                                                                             =======



                                                                    For the Three Months Ended
                                                                         June 30, 2000
                                                                         -------------
(in millions, except per share data)
Operating revenues                                                           $ 8,731
                                                                             =======

Net earnings                                                                 $   512
                                                                             =======

Basic earnings per share                                                     $  0.30
                                                                             =======

Diluted earnings per share                                                   $  0.30
                                                                             =======


The pro forma results do not give effect to any synergies expected to result from the merger of Nabisco's operations with those of the Company. Accordingly, the pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been consummated, and the IPO completed, on January 1, 2000, nor are they necessarily indicative of future consolidated operating results.

                        Kraft Foods Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

The excess of the purchase price of Nabisco over the estimated fair value of the net assets purchased was approximately $16.9 billion and is currently being amortized over 40 years by the straight-line method, pending the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", which the Company anticipates will eliminate substantially all of the charges to earnings for goodwill amortization. The allocation of excess purchase price is based upon preliminary estimates and assumptions and is subject to revision when appraisals and integration plans have been finalized. Accordingly, revisions to the allocation, which may be significant, will be reported in a future period as increases or decreases to amounts reported as goodwill, assets held for sale, other intangible assets (including trade names), deferred income taxes and amortization of goodwill.

The Company plans to sell a number of Nabisco businesses that do not align strategically with its operations. Accordingly, the estimated selling prices of these businesses, less costs of disposal, plus the estimated results of operations through the estimated sales dates, are shown as assets held for sale on the Company's condensed consolidated balance sheets and total $240 million at June 30, 2001. Assets held for sale at June 30, 2001, decreased by $36 million from December 31, 2000, due primarily to a revision of estimated proceeds from the sales of these businesses, partially offset by additional businesses to be sold. Interest allocated to assets held for sale was offset by earnings of the related businesses for the six month period ended June 30, 2001. During 2001, the Company will finalize the Nabisco acquisition balance sheet, including the completion of fair value appraisals of Nabisco's assets. During this process, the Company will also finalize its plans to integrate the operations of Nabisco. The Company anticipates closing a number of Nabisco manufacturing facilities. Charges to close these facilities, estimated to be in a range of $500 million to $600 million, will not be recorded in the Company's consolidated statement of earnings, but as adjustments to excess purchase price on the consolidated balance sheet when plans are finalized and announced to employees.

The integration of Nabisco's operations may result in the closure of several of the Company's existing facilities. During the first quarter of 2001, the Company sold a North American food factory which resulted in a pre-tax loss of $29 million. The Company estimates that the closure of these facilities could result in aggregate charges to the Company's consolidated statement of earnings over the next twelve months in the range of $200 million to $300 million. These charges will be recorded when the integration plans have been finalized and announced.

Other acquisitions and divestitures:

During the first six months of 2001, the Company purchased coffee businesses in Romania, Morocco and Bulgaria. The aggregate cost of these acquisitions was $80 million. The operating results of these businesses were not material to the consolidated operating results of the Company in any of the periods presented.

During 2000, the Company purchased the outstanding common stock of Balance Bar Co., a maker of energy and nutrition snack products. In a separate transaction, the Company also acquired Boca Burger, Inc., a privately held manufacturer and marketer of soy-based meat alternatives. The total cost of these acquisitions was $358 million. The operating results of these businesses were not material to the consolidated operating results of the Company in any of the periods presented.

During 2001 and 2000, the Company sold a few small domestic and international food businesses. The operating results of businesses divested were not material to the consolidated operating results of the Company in any of the periods presented.

                        Kraft Foods Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 5.  Earnings Per Share:

Basic and diluted earnings per share ("EPS") were calculated using the following:

                                                                              For the Six Months Ended
                                                                                      June 30,
                                                                          -------------------------------
                                                                           2001                    2000
                                                                          ------                 -------
                                                                                   (in millions)
Net earnings                                                                 $831                  $1,038
                                                                             ====                  ======
Weighted average shares for
  basic and diluted EPS                                                     1,483                   1,455
                                                                            =====                   =====



                                                                             For the Three Months Ended
                                                                                      June 30,
                                                                          -------------------------------
                                                                           2001                    2000
                                                                          ------                 -------
                                                                                   (in millions)
Net earnings                                                                 $505                    $568
                                                                             ====                    ====
Weighted average shares for
  basic and diluted EPS                                                     1,510                   1,455
                                                                            =====                   =====


For the first six months and the second quarter of 2001, options on 21 million shares of Class A common stock were excluded from the calculation of weighted average shares for diluted EPS because their effects were antidilutive. There were no options outstanding in 2000.

Note 6.  Contingencies:

The Company and its subsidiaries are parties to a variety of legal proceedings arising out of the normal course of business, including a few cases in which substantial amounts of damages are sought. The Company believes that it has valid defenses and is vigorously defending the litigation pending against it. While the results of litigation cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Prior to the effectiveness of the registration statement covering the shares of the Company's Class A common stock being sold in the IPO, some of the underwriters of the IPO provided written copies of a "pre-marketing feedback" form to certain potential purchasers of the Company's Class A common stock. The feedback form was for internal use only and was designed to elicit orally certain information from designated accounts as part of designing strategy in connection with the IPO. This form may have constituted a prospectus that did not meet the requirements of the Securities Act of 1933.

If the distribution of this form by the underwriters did constitute a violation of the Securities Act of 1933, persons who received this form, directly or indirectly, and who purchased the Company's Class A common stock in the IPO may have the right, for a period of one year from the date of the violation, to obtain recovery of the consideration paid in connection with their purchase of the Company's Class A common stock or, if they had already sold the stock, attempt to recover losses resulting from their purchase of the Class A common stock. The Company cannot determine the amount of Class A common stock that was purchased by recipients of the "pre-marketing feedback" form. However, the Company does not believe that any attempts to rescind these

                        Kraft Foods Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

purchases or to recover these losses will have a material adverse effect on its consolidated financial position or results of operations.

Note 7.  Segment Reporting:

The Company manufactures and markets packaged retail food products, consisting principally of beverages, cheese, snacks, convenient meals and various grocery products through its North American and international food businesses. Reportable segments for the North American business are organized and managed principally by product category. The North American food segments are Cheese, Meals and Enhancers; Biscuits, Snacks and Confectionery; Beverages, Desserts and Cereals; and Oscar Mayer and Pizza. Kraft Foods North America's food service business within the United States and its businesses in Canada and Mexico are managed under the Cheese, Meals and Enhancers segment. International operations are organized and managed by geographic location. The international food segments are Europe, Middle East and Africa; and Latin America and Asia Pacific.

The Company's management reviews operating companies income to evaluate segment performance and allocate resources. Operating companies income excludes general corporate expenses and amortization of goodwill. Interest and other debt expense, net and provision for income taxes are centrally managed and, accordingly, such items are not presented by segment since they are excluded from the measure of segment profitability reviewed by management.

Reportable segment data were as follows:

                                                                        For the Six Months Ended
                                                                                June 30,
                                                                   ----------------------------------
                                                                      2001                      2000
                                                                   --------                  ---------
                                                                             (in millions)
Operating revenues:
    Cheese, Meals and Enhancers                                     $  5,242                 $  4,739
    Biscuits, Snacks and Confectionery                                 2,831                      140
    Beverages, Desserts and Cereals                                    2,881                    2,827
    Oscar Mayer and Pizza                                              1,846                    1,737
                                                                    --------                ---------
            Total Kraft Foods North America                           12,800                    9,443
                                                                     -------                 --------
    Europe, Middle East and Africa                                     3,050                    3,360
    Latin America and Asia Pacific                                     1,209                      631
                                                                    --------                ---------
            Total Kraft Foods International                            4,259                    3,991
                                                                   ---------                ---------
            Total operating revenues                                 $17,059                  $13,434
                                                                     =======                  =======

                       Kraft Foods Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


                                                                        For the Six Months Ended
                                                                                June 30,
                                                                   ----------------------------------
                                                                      2001                      2000
                                                                   --------                  ---------
                                                                              (in millions)
Operating companies income:
    Cheese, Meals and Enhancers                                      $ 1,093                  $   981
    Biscuits, Snacks and Confectionery                                   411                       40
    Beverages, Desserts and Cereals                                      680                      630
    Oscar Mayer and Pizza                                                312                      291
                                                                     -------                 --------
            Total Kraft Foods North America                            2,496                    1,942
                                                                     -------                 --------
    Europe, Middle East and Africa                                       364                      365
    Latin America and Asia Pacific                                       173                       91
                                                                     -------                 --------
            Total Kraft Foods International                              537                      456
                                                                     -------                 --------
            Total operating companies income                           3,033                    2,398
    Amortization of goodwill                                            (480)                    (267)
    General corporate expenses                                           (96)                    (101)
                                                                     -------                 --------
            Total operating income                                     2,457                    2,030
    Interest and other debt expense, net                                (933)                    (259)
                                                                     -------                 --------
            Earnings before income taxes                             $ 1,524                  $ 1,771
                                                                     =======                  =======


                                                                       For the Three Months Ended
                                                                                June 30,
                                                                   ----------------------------------
                                                                      2001                      2000
                                                                   --------                  ---------
                                                                             (in millions)
Operating revenues:
    Cheese, Meals and Enhancers                                       $2,748                   $2,505
    Biscuits, Snacks and Confectionery                                 1,391                       66
    Beverages, Desserts and Cereals                                    1,417                    1,432
    Oscar Mayer and Pizza                                                962                      906
                                                                      ------                   ------
            Total Kraft Foods North America                            6,518                    4,909
                                                                      ------                   ------
    Europe, Middle East and Africa                                     1,547                    1,721
    Latin America and Asia Pacific                                       627                      344
                                                                      ------                   ------
            Total Kraft Foods International                            2,174                    2,065
                                                                      ------                   ------
            Total operating revenues                                  $8,692                   $6,974
                                                                      ======                   ======

Operating companies income:
    Cheese, Meals and Enhancers                                       $  602                   $  532
    Biscuits, Snacks and Confectionery                                   246                       19
    Beverages, Desserts and Cereals                                      341                      319
    Oscar Mayer and Pizza                                                164                      159
                                                                      ------                   ------
            Total Kraft Foods North America                            1,353                    1,029
                                                                      ------                   ------
    Europe, Middle East and Africa                                       192                      195
    Latin America and Asia Pacific                                       106                       61
                                                                      ------                   ------
            Total Kraft Foods International                              298                      256
                                                                      ------                   ------
            Total operating companies income                           1,651                    1,285
    Amortization of goodwill                                            (240)                    (134)
    General corporate expenses                                           (46)                     (50)
                                                                      ------                   ------
            Total operating income                                     1,365                    1,101
    Interest and other debt expense, net                                (451)                    (132)
                                                                      ------                  -------
            Earnings before income taxes                              $  914                  $   969
                                                                      ======                  =======

                       Kraft Foods Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Operating revenues by consumer sector for Kraft Foods International were as follows:


                                                                         For the Six Months Ended
                                                                                June 30,
                                                                   ----------------------------------
                                                                      2001                      2000
                                                                   --------                  ---------
                                                                              (in millions)
Consumer Sector:
    Snacks                                                            $1,546                   $1,322
    Beverages                                                          1,516                    1,593
    Cheese                                                               636                      631
    Grocery                                                              425                      293
    Convenient Meals                                                     136                      152
                                                                      ------                   ------
            Total Kraft Foods International                           $4,259                   $3,991
                                                                      ======                   ======




                                                                     For the Three Months Ended
                                                                               June 30,
                                                                   ----------------------------------
                                                                      2001                      2000
                                                                   --------                  ---------
                                                                             (in millions)
Consumer Sector:
    Snacks                                                           $   752                  $   666
    Beverages                                                            803                      835
    Cheese                                                               318                      318
    Grocery                                                              224                      156
    Convenient Meals                                                      77                       90
                                                                      ------                   ------
            Total Kraft Foods International                           $2,174                   $2,065
                                                                      ======                   ======


During the first quarter of 2001, the Company sold a North America food factory which resulted in a pre-tax loss of $29 million. The loss was included in the Cheese, Meals and Enhancers segment for the six months ended June 30, 2001.

Note 8.  Recently Adopted Accounting Standards:

Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its related amendment, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (collectively referred to as "SFAS No. 133"). These standards require that all derivative financial instruments be recorded on the consolidated balance sheets at their fair value as either assets or liabilities. Changes in the fair value of derivatives are recorded each period in earnings or accumulated other comprehensive losses, depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive losses are included in earnings in the periods in which earnings are affected by the hedged item. The adoption of these new standards did not have a material effect on net earnings (less than $1 million) or accumulated other comprehensive losses (less than $1 million).

The Company operates internationally, with manufacturing and sales facilities in various locations around the world and utilizes certain financial instruments to manage its foreign currency and commodity exposures, primarily related to forecasted transactions. For a derivative to qualify as a hedge at inception and throughout the hedged period, the Company formally documents the nature and relationships between the hedging instruments and hedged items, as well as its risk-management objectives, strategies for undertaking the various hedge transactions and method of assessing hedge effectiveness. Additionally, for hedges of forecasted

                       Kraft Foods Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


transactions, the significant characteristics and expected terms of a forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction will occur. If it were deemed probable that the forecasted transaction will not occur, the gain or loss would be recognized in earnings currently. Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period.

The Company uses forward contracts to mitigate its exposure to changes in foreign currency exchange rates from third-party and intercompany forecasted transactions. The primary currencies to which the Company is exposed include the Euro, Canadian dollar, Swiss franc and the British pound. The effective portion of unrealized gains and losses associated with forward contracts are deferred as a component of accumulated other comprehensive losses until the underlying hedged transactions are reported on the Company's consolidated statement of earnings.

The Company uses commodity forward contracts, as cash flow hedges, primarily for coffee, cocoa, milk, cheese and wheat. Commodity futures and options are also used to hedge the price of certain commodities, including milk, coffee, cocoa, wheat, corn, sugar and energy. In general, commodity forward contracts qualify for the normal purchase exception under SFAS No. 133 and are, therefore, not subject to the provisions of the statement. The effective portion of unrealized gains and losses on commodity futures and option contracts is deferred as a component of accumulated other comprehensive losses and is recognized as a component of cost of sales in the Company's consolidated statement of earnings when the related inventory is sold.

The Company uses interest rate swaps to hedge the fair value of an insignificant portion of its long-term debt. During the six months and quarter ended June 30, 2001, there was no ineffectiveness relating to these fair value hedges. Accordingly, there was no net impact on interest and other debt expense for the six months and quarter ended June 30, 2001, from the use of these interest rate swaps.

During the six months and quarter ended June 30, 2001, a pre-tax gain of $10 million and $9 million, respectively, was reported in the consolidated statement of earnings due to cash flow hedge ineffectiveness. The Company is hedging forecasted transactions for no more than the next twelve months and expects all amounts reported in accumulated other comprehensive losses to be reclassified to the consolidated statement of earnings within that time frame.

Hedging activity affected accumulated other comprehensive losses during the six months and the three months ended June 30, 2001, as follows:


                                                          For the Six Months Ended            For the Three Months Ended
                                                                 June 30, 2001                         June 30, 2001
                                                          ------------------------            --------------------------
(in millions)

      Balance at beginning of period                                     $  -                                  $  -

      Impact of adoption

      Derivative losses transferred to earnings                             7                                     2

      Change in fair value                                                (19)                                  (14)
                                                                         ----                                  ----
      Balance as of June 30, 2001                                        $(12)                                 $(12)
                                                                         ====                                  ====


                       Kraft Foods Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



The Company does not engage in trading or other speculative use of financial instruments. Derivative losses reported in accumulated other comprehensive losses are a result of qualifying hedging activity and transfers of these losses from accumulated other comprehensive losses to earnings are offset by gains on the underlying hedged activity.

Note 9.  Stock Plans:

The Company's Board of Directors has adopted the 2001 Kraft Performance Incentive Plan (the "Plan"), which was established concurrently with the IPO. Under the Plan, the Company may grant stock options, stock appreciation rights, restricted stock and other awards based on the Company's Class A common stock, as well as performance-based annual and long-term incentive awards. Up to 75 million shares of the Company's Class A common stock may be issued under the Plan. The Company's Board of Directors granted options for 21,029,777 shares of Class A common stock concurrent with the closing date of the IPO (June 13, 2001) at an exercise price equal to the IPO price of $31.00 per share. A portion of the shares granted (18,904,637) becomes exercisable on January 31, 2003, and will expire ten years from the date of the grant. The remainder of the shares granted (2,125,140) will become exercisable on a schedule based on total shareholder return for the Company's Class A common stock during the three years following the date of the grant, with any remainder exercisable five years from the date of the grant. These options will also expire ten years from the date of the grant.

The Company's Board of Directors has also adopted the Kraft Director Plan. Under the Kraft Director Plan, only members of the Board of Directors who are not full-time employees of the Company or Philip Morris or their subsidiaries are granted awards. Up to 500,000 shares of Class A common stock may be awarded under the Kraft Director Plan. As of June 30, 2001, no awards have been granted under this plan.

The Company accounts for employee stock compensation plans in accordance with the intrinsic value-based method permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," which does not result in compensation cost.

Note 10.  Recently Issued Accounting Pronouncements:

The Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-14, "Accounting for Certain Sales Incentives." EITF Issue No. 00-14 addresses the recognition, measurement and statement of earnings classification for certain sales incentives and will be effective in the first quarter of 2002. As a result, certain items previously included in cost of sales and in marketing, administration and research costs on the consolidated statement of earnings will be recorded as a reduction of operating revenues. The Company has determined that the impact of adoption or subsequent application of EITF Issue No. 00-14 will not have a material effect on its consolidated financial position or results of operations. Upon adoption, prior period amounts, which are not expected to be significant, will be reclassified to conform to the new requirements. In addition, in April 2001, the EITF reached a consensus on EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF Issue No. 00-25 requires that certain expenses included in marketing, administration and research costs be recorded as a reduction of operating revenues and will be effective in the first quarter of 2002. The Company is currently in the process of determining the impact of EITF Issue No. 00-25.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." Effective January 1, 2002, the Company will no longer be required to amortize goodwill and certain other intangible assets as a charge to earnings. In addition, the Company will be required to review goodwill and other intangible assets for potential impairment. The Company is currently in the process of quantifying the impact of the new standards. However, the Company anticipates that substantially all amortization of goodwill as a charge to earnings will be eliminated.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Business Environment

The Company is the largest branded food and beverage company headquartered in the United States. Prior to June 13, 2001, the Company was a wholly-owned subsidiary of Philip Morris Companies Inc. ("Philip Morris"). On June 13, 2001, the Company completed an initial public offering ("IPO") of 280,000,000 shares of its Class A common stock at a price of $31.00 per share. The IPO proceeds, net of the underwriting discount and expenses, of $8.4 billion were used to retire a portion of an $11.0 billion long-term note payable to Philip Morris incurred in connection with the acquisition of Nabisco Holdings Corp. ("Nabisco"). After the IPO, Philip Morris owns approximately 83.9% of the outstanding shares of the Company's capital stock through its ownership of 49.5% of the Company's outstanding Class A common stock, and 100% of the Company's Class B common stock. The Class A common stock has one vote per share while the Company's Class B common stock has ten votes per share. Therefore, Philip Morris holds 97.7% of the combined voting power of the Company's outstanding common stock.

The Company conducts its global business through two units: Kraft Foods North America and Kraft Foods International. Kraft Foods North America manages its operations by product category, while Kraft Foods International manages its operations by geographic region. Kraft Foods North America's segments are Cheese, Meals and Enhancers; Biscuits, Snacks and Confectionery; Beverages, Desserts and Cereals; and Oscar Mayer and Pizza. Kraft Foods North America's food service business within the United States and its businesses in Canada and Mexico are managed under the Cheese, Meals and Enhancers segment. Kraft Foods International's segments are Europe, Middle East and Africa; and Latin America and Asia Pacific.

Kraft Foods North America and Kraft Foods International are subject to fluctuating commodity costs, currency movements and competitive challenges in various product categories and markets, including a trend toward increasing consolidation in the retail trade and changing consumer preferences. To confront these challenges, the Company continues to take steps to build the value of its brands and improve its food business portfolio with new products and marketing initiatives.

Fluctuations in commodity costs can cause retail price volatility, intensify price competition and influence consumer and trade buying patterns. The North American and international food businesses are subject to fluctuating commodity costs, including dairy, coffee bean and cocoa costs. Dairy commodity costs on average have been higher than the levels seen in 2000. Cocoa bean prices have also been higher, while coffee bean prices have been lower than 2000. During the latter part of 2000 and into 2001, energy costs rose in response to higher prices charged for oil and natural gas. However, this increase in energy costs did not have a material adverse effect on operating results of the Company.

On December 11, 2000, the Company acquired all of the outstanding shares of Nabisco for $55 per share in cash. The acquisition has been accounted for as a purchase. Nabisco's balance sheet has been consolidated with the Company's balance sheet since December 31, 2000 and, beginning January 1, 2001, Nabisco's earnings have been included in the consolidated operating results of the Company.

The Company plans to sell a number of Nabisco businesses that do not align strategically with its operations. Accordingly, the estimated selling prices of these businesses less costs of disposal plus the estimated results of operations through the estimated sales dates are shown as assets held for sale on the Company's consolidated balance sheets. During 2001, the Company will finalize its plans to integrate the operations of Nabisco. The Company anticipates closing a number of Nabisco manufacturing facilities. Charges to close these facilities, estimated to be in a range of $500 million to $600 million, will not be recorded in the Company's consolidated statement of earnings, but as adjustments to excess purchase price on the consolidated balance sheet when plans are finalized and announced to employees.

The integration of Nabisco's operations may result in closing several of the Company's existing facilities. During the first six months of 2001, the Company sold a North American food factory which resulted in a pre-tax loss of $29 million. The Company estimates that the closure of these facilities could result in aggregate charges to the Company's consolidated statement of earnings over the next twelve months in the range of $200 million to $300 million. These charges will be recorded when the integration plans have been finalized and announced to employees.

During 2001, the Company purchased coffee businesses in Romania, Morocco and Bulgaria. The aggregate cost of these acquisitions was $80 million. The operating results of these businesses were not material to the consolidated operating results of the Company in any of the periods presented.

During 2000, the Company purchased the outstanding common stock of Balance Bar Co., a maker of energy and nutrition snack products. In a separate transaction, the Company also acquired Boca Burger, Inc., a privately held manufacturer and marketer of soy-based meat alternatives. The total cost of these acquisitions was $358 million. The operating results of these businesses were not material to the consolidated operating results of the Company in any of the periods presented.

During 2001 and 2000, the Company sold a few small domestic and international food businesses. The operating results of businesses divested were not material to the consolidated operating results of the Company in any of the periods presented.


Consolidated Operating Results

The following tables and the subsequent discussion of the Company's consolidated operating results will refer to results on a reported and pro forma basis. Reported results include the operating results of Nabisco in 2001, but not in 2000. Reported results also reflect average shares of common stock outstanding during 2001 and assume an average of 1.455 billion shares outstanding during 2000. Pro forma results assume the Company owned Nabisco for all of 2000, rather than from the actual acquisition date of December 11, 2000. In addition, pro forma results reflect common shares outstanding of 1.735 billion based on the assumption that shares issued immediately following the recent IPO were outstanding during all periods presented and that effective January 1, 2000, the net proceeds of the IPO were used to retire a portion of a long-term note payable used to finance the Nabisco acquisition. These results also adjust for certain items as detailed on the tables, including results from operations divested since the beginning of 2000.


                                                                 For the Six Months Ended June 30,
                                                                ----------------------------------
                                                                    2001                2000
                                                                -----------           ---------
                                                                (in millions, except per share data)
Reported volume (in pounds)                                         8,792               6,621
    Volume of businesses sold                                         (10)                (51)
    Estimated impact of century date change                                                55
    Nabisco volume                                                                      1,874
                                                                  -------             -------
Pro forma volume (in pounds)                                        8,782               8,499
                                                                  =======             =======

Reported operating revenues                                       $17,059             $13,434
    Operating revenues of businesses sold                              (4)               (117)
    Estimated impact of century date change                                                97
    Nabisco operating revenues                                                          3,647
                                                                  -------             -------
Pro forma operating revenues                                      $17,055             $17,061
                                                                  =======             =======

                                                                 For the Six Months Ended June 30,
                                                                ----------------------------------
                                                                    2001                2000
                                                                -----------           ---------
                                                                (in millions, except per share data)
Reported operating companies income                                $3,033              $2,398
    Operating companies income of businesses sold                      (1)                (24)
    Estimated impact of century date change                                                40
    Loss on the sale of a North American food factory                  29
    Nabisco operating companies income                                                    441
                                                                   ------              ------
Pro forma operating companies income                               $3,061              $2,855
                                                                   ======              ======

Reported net earnings                                              $  831              $1,038
    Nabisco results *                                                                    (335)
    Lower after-tax interest expense
       assuming a January 1, 2000 IPO date                            165                 182
    After-tax effect of estimated impact of century date change in 2000 and loss on sale of a North American food
       factory in 2001                                                 18                  24
                                                                   ------              ------
Pro forma net earnings                                             $1,014              $  909
                                                                   ======              ======

    Weighted average shares outstanding                             1,483               1,455
    Adjustment to reflect shares
       outstanding after IPO                                          252                 280
                                                                   ------              ------
    Pro forma shares outstanding                                    1,735               1,735
                                                                   ======              ======
Pro forma diluted earnings per share                               $ 0.58              $ 0.52
                                                                   ======              ======


* Nabisco results include goodwill amortization and interest expense as if Nabisco had been acquired on January 1, 2000.


Results of Operations for the Six Months Ended June 30, 2001

Reported volume for the first six months of 2001 increased 2,171 million pounds (32.8%) over the comparable 2000 period, due primarily to the acquisition of Nabisco. Pro forma volume increased 3.3% over the first six months of 2000, due to increases in all segments.

Reported operating revenues for the first six months of 2001 increased $3,625 million (27.0%) over the comparable 2000 period, due primarily to the acquisition of Nabisco. The operating revenue comparison for the first six months was affected by approximately $97 million of incremental sales made during the fourth quarter of 1999, as the Company's customers planned for potential business failures related to the Century Date Change ("CDC"). These incremental CDC sales would have normally been made during the first quarter of 2000. Pro forma operating revenues decreased slightly from the first six months of 2000 as the adverse effects of currency exchange rates and lower pricing (driven by coffee commodity-related price declines) were mostly offset by higher volume.

Reported operating companies income, which is defined as operating income before general corporate expenses and amortization of goodwill, was affected by the following unusual item during the first six months of 2001:

o Sale of Food Factory - The Company sold a North American food factory during the first quarter of 2001, resulting in a pre-tax loss of $29 million that was recorded in the Cheese, Meals and Enhancers segment. The integration of Nabisco into the Company may result in the closure of additional Kraft facilities. The Company estimates that these closures could result in aggregate charges of $200 million to $300 million, which will be recorded as expense in the Company's consolidated statements of earnings in the period when plans are finalized and announced to employees.

The operating companies income comparison was also affected by approximately $40 million of operating income from the previously mentioned CDC sales.

Reported operating companies income increased $635 million (26.5%) over the first six months of 2000, due primarily to the acquisition of Nabisco. On a pro forma basis, operating companies income increased $206 million (7.2%), due to higher results in all segments.

Currency movements have decreased operating revenues by $360 million and operating companies income by $47 million from the first six months of 2000. Declines in operating revenues and operating companies income are due to the strength of the U.S. dollar against the Euro and certain Asian and Latin American currencies. Although the Company cannot predict future movements in currency exchange rates, the strength of the U.S. dollar, primarily against the Euro, if sustained during the remainder of 2001, could continue to have an unfavorable impact on operating revenues and operating companies income comparisons with 2000.

Reported interest and other debt expense, net, increased $674 million in the first six months of 2001 over $259 million in the first six months of 2000. This increase was due primarily to notes issued to Philip Morris in the fourth quarter of 2000 in connection with the acquisition of Nabisco. On a pro forma basis, interest and other debt expense, net, decreased $37 million in the first six months of 2001 from $668 million in the first six months of 2000.

During the first six months of 2001, the Company's reported effective tax rate increased by 4.1 percentage points to 45.5% as compared to the first six months of 2000, due primarily to higher goodwill amortization, which is not tax deductible, related to the acquisition of Nabisco.

Reported diluted and basic earnings per share ("EPS"), which were both $0.56 for the first six months of 2001, decreased by 21.1% from the first six months of 2000, due primarily to higher levels of goodwill amortization and interest expense associated with the acquisition of Nabisco. Reported net earnings of $831 million for the first six months of 2001 decreased $207 million (19.9%) from the comparable period of 2000. On a pro forma basis, diluted and basic EPS, which were both $0.58 for the first six months of 2001, increased by 11.5% from the first six months of 2000, due primarily to higher operating results in all segments. Pro forma net earnings of $1,014 million for the first six months of 2001 increased $105 million (11.6%) from the comparable period of 2000.

                                                                For the Three Months Ended June 30,
                                                                -----------------------------------
                                                                    2001                2000
                                                                -----------           ---------
                                                                (in millions, except per share data)
Reported volume (in pounds)                                         4,512               3,508
    Volume of businesses sold                                          (1)                (27)
    Nabisco volume                                                                        882
                                                                   ------              ------
Pro forma volume (in pounds)                                        4,511               4,363
                                                                   ======              ======


Reported operating revenues                                        $8,692              $6,974
    Operating revenues of businesses sold                                                 (59)
    Nabisco operating revenues                                                          1,816
                                                                   ------              ------
Pro forma operating revenues                                       $8,692              $8,731
                                                                   ======              ======


Reported operating companies income                                $1,651              $1,285
    Operating companies income of businesses sold                                         (12)
    Nabisco operating companies income                                                    264
                                                                   ------              ------
Pro forma operating companies income                               $1,651              $1,537
                                                                   ======              ======


Reported net earnings                                              $  505              $  568
    Nabisco results *                                                                    (147)
    Lower after-tax interest expense
       assuming a January 1, 2000 IPO date                             76                  91
                                                                   ------              ------
Pro forma net earnings                                             $  581              $  512
                                                                   ======              ======

    Weighted average shares outstanding                             1,510               1,455
    Adjustment to reflect shares
       outstanding after IPO                                          225                 280
                                                                   ------              ------
    Pro forma shares outstanding                                    1,735               1,735
                                                                   ======              ======
Pro forma diluted earnings per share                               $ 0.33              $ 0.30
                                                                   ======              ======


* Nabisco results include goodwill amortization and interest expense as if Nabisco had been acquired on January 1, 2000.

Results of Operations for the Three Months Ended June 30, 2001
Reported volume for the second quarter of 2001 increased 1,004 million pounds (28.6%) over the comparable 2000 period, due primarily to the acquisition of Nabisco. Pro forma volume increased 3.4% from the second quarter of 2000, due to increases in all segments.

Reported operating revenues for the second quarter of 2001 increased $1,718 million (24.6%) over the comparable 2000 period, due primarily to the acquisition of Nabisco. Pro forma operating revenues decreased slightly over the second quarter of 2000, as the adverse effect of currency exchange rates and lower pricing (driven primarily by coffee commodity-related price declines) was mostly offset by higher volume.

Reported operating companies income increased $366 million (28.5%) over the second quarter of 2000, due primarily to the acquisition of Nabisco. On a pro forma basis, operating companies income increased $114 million (7.4%), due primarily to higher results in all segments.

Currency movements have decreased operating revenues by $187 million and operating companies income by $27 million from the second quarter of 2000. Declines in operating revenue and operating companies income are primarily due to the strength of the U.S. dollar against the Euro and certain Asian and Latin American currencies. Although the Company cannot predict future movements in currency rates, the strength of the U.S. dollar, primarily against the Euro, if sustained during the remainder of 2001, could continue to have an unfavorable impact on operating revenues and operating companies income comparisons with 2000.

Reported interest and other debt expense, net, increased $319 million in the second quarter of 2001 over $132 million in the second quarter of 2000. This increase was due primarily to notes issued to Philip Morris in the fourth quarter of 2000 in connection with the acquisition of Nabisco. On a pro forma basis, interest and other debt expense, net, decreased $24 million in the second quarter of 2001 from $337 million in the second quarter of 2000.

During the second quarter of 2001, the Company's effective tax rate increased by
3.3 percentage points to 44.7% as compared to the second quarter of 2000, due primarily to higher goodwill amortization, which is not tax deductible, related to the acquisition of Nabisco.

Reported diluted and basic EPS, which were both $0.33 for the second quarter of 2001, decreased by 15.4% from the second quarter of 2000, due primarily to higher levels of goodwill amortization and interest expense associated with the acquisition of Nabisco. Reported net earnings of $505 million for the second quarter of 2001 decreased $63 million (11.1%) from the comparable period of 2000. However, on a pro forma basis, diluted and basic EPS, which were both $0.33 for the second quarter of 2001, increased by 10.0% from the second quarter of 2000, due primarily to higher operating results in all segments. Pro forma net earnings of $581 million for the second quarter of 2001 increased $69 million (13.5%) from the comparable period of 2000.

Euro

Twelve of the fifteen member countries of the European Union have established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency--the Euro. Beginning in January 2002, new Euro-denominated currency (bills and coins) will be issued, and legacy currencies will be withdrawn from circulation. The Company's operating subsidiaries affected by the Euro conversion have established and, where required, implemented plans to address the systems and business issues raised by the Euro currency conversion. These issues include, among others: (1) the need to adapt computer and other business systems and equipment to accommodate Euro-denominated transactions; and (2) the competitive impact of cross-border price transparency, which may make it more difficult for businesses to charge different prices for the same products on a country-by-country basis, particularly once the Euro currency is issued in 2002. The Euro conversion has not had, and the Company currently anticipates that it will not have, a material adverse impact on its financial condition or results of operations.

Operating Results by Business Segment

Kraft Foods North America

Operating Results

                                                                                 For the Six Months Ended June 30,
                                                                             --------------------------------------
                                                                                2001                           2000
                                                                             -------                        -------
                                                                                       (in millions)

Reported volume (in pounds):
    Cheese, Meals and Enhancers                                                2,724                          2,484
    Biscuits, Snacks and Confectionery                                         1,136                             24
    Beverages, Desserts and Cereals                                            1,796                          1,626
    Oscar Mayer and Pizza                                                        800                            766
                                                                             -------                        -------
Total reported volume (in pounds)                                              6,456                          4,900
    Volume of businesses sold:
       Cheese, Meals and Enhancers                                                                               (6)
    Estimated impact of century date change:
       Cheese, Meals and Enhancers                                                                               16
       Biscuits, Snacks and Confectionery                                                                         1
       Beverages, Desserts and Cereals                                                                           19
       Oscar Mayer and Pizza                                                                                      5
    Nabisco volume:
       Cheese, Meals and Enhancers                                                                              210
       Biscuits, Snacks and Confectionery                                                                     1,090
       Beverages, Desserts and Cereals                                                                           31
                                                                             -------                        -------
    Pro forma volume (in pounds)                                               6,456                          6,266
                                                                              ======                         ======


Reported operating revenues:
    Cheese, Meals and Enhancers                                             $  5,242                       $  4,739
    Biscuits, Snacks and Confectionery                                         2,831                            140
    Beverages, Desserts and Cereals                                            2,881                          2,827
    Oscar Mayer and Pizza                                                      1,846                          1,737
                                                                             -------                        -------
Total reported operating revenues                                             12,800                          9,443
    Operating revenues of businesses sold:
       Cheese, Meals and Enhancers                                                                              (10)
    Estimated impact of century date change:
       Cheese, Meals and Enhancers                                                                               34
       Biscuits, Snacks and Confectionery                                                                         3
       Beverages, Desserts and Cereals                                                                           22
       Oscar Mayer and Pizza                                                                                     12
    Operating revenues of Nabisco:
       Cheese, Meals and Enhancers                                                                              439
       Biscuits, Snacks and Confectionery                                                                     2,579
       Beverages, Desserts and Cereals                                                                           67
                                                                             -------                        -------
Pro forma operating revenues                                                 $12,800                        $12,589
                                                                             =======                        =======


                                                                                 For the Six Months Ended June 30,
                                                                             --------------------------------------
                                                                                2001                           2000
                                                                             -------                        -------
                                                                                       (in millions)

Reported operating companies income:
    Cheese, Meals and Enhancers                                              $ 1,093                        $   981
    Biscuits, Snacks and Confectionery                                           411                             40
    Beverages, Desserts and Cereals                                              680                            630
    Oscar Mayer and Pizza                                                        312                            291
                                                                             -------                        -------
Total reported operating companies income                                      2,496                          1,942
    Operating companies income of businesses sold:
       Cheese, Meals and Enhancers                                                                               (4)
    Estimated impact of century date change:
       Cheese, Meals and Enhancers                                                                               15
       Biscuits, Snacks and Confectionery                                                                         1
       Beverages, Desserts and Cereals                                                                            7
       Oscar Mayer and Pizza                                                                                      4
    Loss on sale of a North American food factory:
       Cheese, Meals and Enhancers                                                29
    Nabisco operating companies income:
       Cheese, Meals and Enhancers                                                                              101
       Biscuits, Snacks and Confectionery                                                                       288
       Beverages, Desserts and Cereals                                                                            6
                                                                            --------                        -------
Pro forma operating companies income                                        $  2,525                        $ 2,360
                                                                            ========                        =======


Reported volume for the first six months of 2001 increased 31.8% over the comparable period of 2000, due primarily to the acquisition of Nabisco. On a pro forma basis, volume for the first six months of 2001 increased 3.0% over the comparable period of 2000, due primarily to increased shipments in the Beverages, Desserts and Cereals segment and the Oscar Mayer and Pizza segment, as well as contributions from new products.

During the first six months of 2001, reported operating revenues increased $3,357 million (35.6%) over the first six months of 2000, due primarily to the acquisition of Nabisco ($3,204 million), higher volume ($343 million) and the shift in CDC revenues ($71 million), partially offset by unfavorable product mix ($196 million) and unfavorable currency movements ($49 million). On a pro forma basis, operating revenues increased 1.7%, due primarily to higher revenues from the Biscuits, Snacks and Confectionery segment and the Oscar Mayer and Pizza segment.

Reported operating companies income for the first six months of 2001 increased $554 million (28.5%) over the comparable period of 2000, due primarily to the acquisition of Nabisco ($513 million), higher volume ($200 million) and the shift in CDC income ($27 million), partially offset by unfavorable product mix ($125 million) and the loss on the sale of a North American food factory ($29 million). On a pro forma basis, operating companies income increased 7.0%.

The following discusses operating results within each of Kraft Foods North America's business segments.

Cheese, Meals and Enhancers. Reported volume in the first six months of 2001 increased 9.7% over the comparable period of 2000, due primarily to the acquisition of Nabisco. On a pro forma basis, volume in the first six months of 2001 increased slightly over the comparable period of 2000, as increased shipments to grocery customers were partially offset by lower U.S. food services volume. Meals recorded volume gains, reflecting higher shipments of macaroni and cheese dinners and rice. In Canada, shipments increased as a result of higher consumption of branded products and new product introductions. Branded cheese volume increased due primarily to higher shipments of cheese slices, natural cheese and cottage cheese. However, overall cheese shipments declined due to the Company's decision to exit the lower-margin, non-branded cheese business.

During the first six months of 2001, reported operating revenues increased $503 million (10.6%) over the first six months of 2000, due primarily to the acquisition of Nabisco ($447 million), higher volume ($63 million) and the shift in CDC revenues ($34 million), partially offset by unfavorable currency movements ($40 million). On a pro forma basis, operating revenues increased slightly over the comparable period of 2000, as unfavorable currency partially offset the revenue impact of higher volume.

Reported operating companies income for the first six months of 2001 increased $112 million (11.4%) over the comparable period of 2000, due primarily to the acquisition of Nabisco ($117 million), higher volume ($34 million) and the shift in CDC income ($15 million), partially offset by the loss on the sale of a North American food factory ($29 million), unfavorable currency ($7 million) and unfavorable margins due to higher dairy commodity costs. On a pro forma basis, operating companies income increased 2.7%.

Biscuits, Snacks and Confectionery. Reported volume in the first six months of 2001 increased more than 100% over the comparable period of 2000, due to the acquisition of Nabisco. On a pro forma basis, volume in the first six months of 2001 increased 1.9% over the comparable period in 2000, due primarily to new product introductions in biscuits and confectionery. In salty snacks, volume declined due primarily to lower shipments of nuts to non-grocery channels.

During the first six months of 2001, reported operating revenues increased $2,691 million or more than 100% over the first six months of 2000, due to the acquisition of Nabisco. On a pro forma basis, operating revenues increased 4.0%, due primarily to higher volume driven by new biscuit and confectionery products.

Reported operating companies income for the first six months of 2001 increased $371 million, or more than 100% over the comparable period of 2000, due to the acquisition of Nabisco, partially offset by higher marketing, administration and research costs ($9 million). On a pro forma basis, operating companies income increased 24.9%, due primarily to higher volume from new biscuit and confectionery products and synergy savings resulting from the Nabisco acquisition.

Beverages, Desserts and Cereals. Reported volume in the first six months of 2001 increased 10.5% over the comparable period in 2000, including the acquisition of Nabisco. On a pro forma basis, volume in the first six months of 2001 increased 7.2% over the comparable period of 2000, due primarily to beverages, where volume increased due primarily to increased shipments of ready-to-drink products. Volume in coffee declined slightly as lower shipments of Maxwell House were partially offset by an increase in Starbucks coffee sold through grocery stores. In the desserts business, volume was below the prior year, as lower shipments of dry packaged and refrigerated ready-to-eat desserts were partially offset by increases in shelf-stable puddings and nutrition and energy snack bars. Cereal volume declined due primarily to increased competition in the ready-to-eat cereal category.

During the first six months of 2001, reported operating revenues increased $54 million (1.9%) over the first six months of 2000, due primarily to higher volume ($220 million), the acquisition of Nabisco ($59 million), the acquisition of Balance Bar Co. ($19 million) and the shift in CDC revenues ($22 million), partially offset by unfavorable product mix ($218 million, due primarily to the increase in shipments of ready-to-drink beverages which generate lower revenues per pound) and lower pricing ($49 million, due primarily to lower coffee commodity-related price reductions). On a pro forma basis, operating revenues decreased 1.2%, reflecting commodity-related price reductions on coffee products.

Reported operating companies income for the first six months of 2001 increased $50 million (7.9%) over the comparable period of 2000, primarily reflecting higher volume ($138 million), the acquisition of Nabisco ($6 million), higher margins ($19 million), lower marketing, administration and research costs ($29 million) and the shift in CDC income ($7 million), partially offset by unfavorable product mix ($147 million, due primarily to higher shipments of ready-to-drink beverages). On a pro forma basis, operating companies income increased 5.8%.

Oscar Mayer and Pizza. Reported volume in the first six months of 2001 increased 4.4% over the comparable period of 2000, due to volume gains in both processed meats and pizza. Adjusting for the shift in CDC shipments, volume in the first six months of 2001 increased 3.8%. The processed meats business recorded volume gains in hot dogs, bacon, luncheon meats and soy-based meat alternatives. Lunch combinations consumption at retail increased due to new products. Volume in the pizza business increased driven by new products.

During the first six months of 2001, reported operating revenues increased $109 million (6.3%) over the first six months of 2000 due primarily to higher volume ($66 million), favorable product mix ($25 million), the shift in CDC revenues ($12 million) and the acquisition of Boca Burger, Inc. ($7 million). Adjusting for the shift in CDC revenues, operating revenues increased 5.5%.

Reported operating companies income for the first six months of 2001 increased $21 million (7.2%) over the comparable period of 2000 primarily reflecting higher volume ($32 million), favorable product mix ($11 million) and the shift in CDC income, partially offset by higher marketing, administration and research costs ($25 million). Adjusting for the shift in CDC income, operating companies income increased 5.8%.


Kraft Foods International

Operating Results


                                                                                For the Six Months Ended June 30,
                                                                            ---------------------------------------
                                                                              2001                            2000
                                                                            --------                        -------
                                                                                           (in millions)

Reported volume (in pounds):
    Europe, Middle East and Africa                                             1,342                          1,338
    Latin America and Asia Pacific                                               994                            383
                                                                            --------                        -------
Total reported volume (in pounds)                                              2,336                          1,721
    Volume of businesses sold:
       Europe, Middle East and Africa                                                                           (28)
       Latin America and Asia Pacific                                            (10)                           (17)
    Estimated impact of century date change:
       Europe, Middle East and Africa                                                                             7
       Latin America and Asia Pacific                                                                             7
    Nabisco volume:
       Europe, Middle East and Africa                                                                            19
       Latin America and Asia Pacific                                                                           524
                                                                            --------                        -------
Pro forma volume (in pounds)                                                   2,326                          2,233
                                                                            ========                        =======


Reported operating revenues:
    Europe, Middle East and Africa                                          $  3,050                        $ 3,360
    Latin America and Asia Pacific                                             1,209                            631
                                                                            --------                        -------
Total reported operating revenues                                              4,259                          3,991
    Operating revenues of businesses sold:
       Europe, Middle East and Africa                                                                           (97)
       Latin America and Asia Pacific                                             (4)                           (10)
    Estimated impact of century date change:
       Europe, Middle East and Africa                                                                            14
       Latin America and Asia Pacific                                                                            12
    Nabisco operating revenues:
       Europe, Middle East and Africa                                                                            22
       Latin America and Asia Pacific                                                                           540
                                                                            --------                        -------
Pro forma operating revenues                                                $  4,255                        $ 4,472
                                                                            ========                        =======



                                                                                For the Six Months Ended June 30,
                                                                            ---------------------------------------
                                                                              2001                            2000
                                                                            --------                        -------
                                                                                           (in millions)

Reported operating companies income:
    Europe, Middle East and Africa                                            $  364                         $  365
    Latin America and Asia Pacific                                               173                             91
                                                                              ------                         ------
Total reported operating companies income                                        537                            456
    Operating companies income of businesses sold:
       Europe, Middle East and Africa                                                                           (19)
       Latin America and Asia Pacific                                             (1)                            (1)
    Estimated impact of century date change:
       Europe, Middle East and Africa                                                                             8
       Latin America and Asia Pacific                                                                             5
    Nabisco operating companies income:
       Europe, Middle East and Africa                                                                             1
       Latin America and Asia Pacific                                                                            45
                                                                              ------                         ------
Pro forma operating companies income                                          $  536                         $  495
                                                                              ======                         ======


Reported volume for the first six months of 2001 increased 35.7% over the first six months of 2000, due primarily to the acquisition of Nabisco. On a pro forma basis, volume for the first six months of 2001 increased 4.2% over the comparable period of 2000, benefiting from gains across most consumer sectors and driven by continued growth in the developing markets of Central and Eastern Europe, Latin America and Asia Pacific.

During the first six months of 2001, reported operating revenues increased $268 million (6.7%) over the first six months of 2000, due primarily to the acquisition of Nabisco ($591 million), higher volume ($46 million) and the shift in CDC revenues ($26 million), partially offset by unfavorable currency movements ($311 million), the revenues of divested businesses ($103 million) and lower pricing (due primarily to commodity-related coffee price decreases). On a pro forma basis, operating revenues decreased 4.9%, reflecting unfavorable currency movements and commodity-related coffee price decreases.

Reported operating companies income for the first six months of 2001 increased $81 million (17.8%) over the first six months of 2000, due primarily to the acquisition of Nabisco ($47 million), higher volume ($28 million), favorable margins ($13 million), the shift in CDC income ($13 million) and lower marketing, administration and research costs ($34 million), partially offset by unfavorable currency ($40 million) and income of divested businesses ($19 million). On a pro forma basis, operating companies income increased 8.3%.

The following discusses operating results within each of Kraft Foods International's business segments.

Europe, Middle East and Africa. Reported and pro forma volume for the first six months of 2001 increased slightly from the comparable period of 2000, as gains in the developing markets of Central and Eastern Europe and growth in many Western European markets were mostly offset by lower volume in Germany, reflecting increased price competition and trade inventory reductions and lower canned meats volume in Italy. In beverages, volume increased in both coffee and refreshment beverages. Coffee volume grew in many Western European markets, as well as in Romania, Morocco and Bulgaria, which benefited from recent acquisitions. Refreshment beverages volume increased, driven by gains in the Czech Republic and higher sales to the Middle East and Africa. Snacks volume increased, driven by confectionery and salty snacks. Cheese volume grew, driven primarily by cream cheese in Italy and the Netherlands, and process cheese spreads in the United Kingdom. In grocery, lower volume in Germany was partially offset by higher spoonable dressings shipments in Spain and Greece.

Reported operating revenues for the first six months of 2001 decreased $310 million (9.2%) from the comparable period of 2000, due primarily to unfavorable currency movements ($224 million), revenues from divested businesses ($97 million) and lower pricing ($55 million, primarily coffee pricing due to declining commodity costs), partially offset by the acquisition of Nabisco ($22 million), higher volume ($20 million) and the shift in CDC revenues ($14 million). On a pro forma basis, operating revenues decreased 7.5%, reflecting unfavorable currency movements and commodity-related coffee price decreases.

Reported operating companies income for the first six months of 2001 decreased slightly (0.3%) from the comparable period of 2000, due primarily to unfavorable currency movements ($27 million), offset by higher volume ($19 million) and the shift in CDC income ($8 million). On a pro forma basis, operating companies income increased 2.5%.

Latin America and Asia Pacific. Reported volume for the first six months of 2001 increased more than 100% from the comparable period in 2000, due primarily to the acquisition of Nabisco. On a pro forma basis, volume for the first six months of 2001 increased 9.7% over the comparable period of 2000, due to gains across most consumer sectors. Beverages volume increased, due primarily to growth in refreshment beverages, including powdered soft drinks in Brazil, China and the Philippines and juice concentrate in Brazil. Snacks volume increased, driven primarily by higher biscuit volume in Brazil and China. In confectionery, volume was lower, as a decline in chocolate confectionery in Brazil was partially offset by gains in chewy candy in China. Cheese volume increased due primarily to cream cheese in Australia, Japan and the Caribbean, and process cheese in Australia and the Philippines. Grocery volume was higher, due primarily to higher shipments of spoonable dressings in the Philippines.

During the first six months of 2001, reported operating revenues increased $578 million (91.6%) over the first six months of 2000, due primarily to the acquisition of Nabisco, higher volume ($26 million) and the shift in CDC revenues ($12 million), partially offset by unfavorable currency movements ($87 million). On a pro forma basis, operating revenues increased 2.7%.

Reported operating companies income for the first six months of 2001 increased $82 million (90.1%) over the comparable period of 2000, due primarily to the acquisition of Nabisco ($48 million), lower marketing, administration and research costs ($25 million), higher volume ($9 million), higher margins and the shift in CDC income ($5 million), partially offset by unfavorable currency movements ($13 million). On a pro forma basis, operating companies income increased 22.9%.


Kraft Foods North America

Operating Results


                                                                               For the Three Months Ended June 30,
                                                                            ---------------------------------------
                                                                              2001                            2000
                                                                            --------                        -------
                                                                                           (in millions)

Reported volume (in pounds):
    Cheese, Meals and Enhancers                                                1,416                          1,326
    Biscuits, Snacks and Confectionery                                           527                             12
    Beverages, Desserts and Cereals                                              935                            861
    Oscar Mayer and Pizza                                                        417                            399
                                                                           ---------                      ---------
Total reported volume (in pounds)                                              3,295                          2,598
    Volume of businesses sold:
       Cheese, Meals and Enhancers                                                                               (2)
    Nabisco volume:
       Cheese, Meals and Enhancers                                                                               85
       Biscuits, Snacks and Confectionery                                                                       512
       Beverages, Desserts and Cereals                                                                           11
                                                                           ---------                      ---------
Pro forma volume (in pounds)                                                   3,295                          3,204
                                                                           =========                      =========



                                                                              For the Three Months Ended June 30,
                                                                            ---------------------------------------
                                                                              2001                            2000
                                                                            --------                        -------
                                                                                           (in millions)


Reported operating revenues:
    Cheese, Meals and Enhancers                                             $  2,748                       $  2,505
    Biscuits, Snacks and Confectionery                                         1,391                             66
    Beverages, Desserts and Cereals                                            1,417                          1,432
    Oscar Mayer and Pizza                                                        962                            906
                                                                            --------                       --------
Total reported operating revenues                                              6,518                          4,909
    Operating revenues of businesses sold:
       Cheese, Meals and Enhancers                                                                               (3)
    Nabisco operating revenues:
       Cheese, Meals and Enhancers                                                                              226
       Biscuits, Snacks and Confectionery                                                                     1,288
       Beverages, Desserts and Cereals                                                                           16
                                                                            --------                       --------
Pro forma operating revenues                                                $  6,518                       $  6,436
                                                                            ========                       ========


Reported operating companies income:
    Cheese, Meals and Enhancers                                             $    602                        $   532
    Biscuits, Snacks and Confectionery                                           246                             19
    Beverages, Desserts and Cereals                                              341                            319
    Oscar Mayer and Pizza                                                        164                            159
                                                                            --------                       --------
Total reported operating companies income                                      1,353                          1,029
    Operating companies income of businesses sold:
       Cheese, Meals and Enhancers                                                                               (1)
    Nabisco operating companies income:
       Cheese, Meals and Enhancers                                                                               61
       Biscuits, Snacks and Confectionery                                                                       173
       Beverages, Desserts and Cereals                                                                           (1)
                                                                            --------                       --------
Pro forma operating companies income                                        $  1,353                        $ 1,261
                                                                            ========                        =======


Reported volume for the second quarter of 2001 increased 26.8% over the comparable period of 2000, due primarily to the acquisition of Nabisco. On a pro forma basis, volume for the second quarter of 2001 increased 2.8%, due primarily to higher volume in the Beverages, Desserts and Cereals segment and the Oscar Mayer and Pizza segment, as well as contributions from new products.

During the second quarter of 2001, reported operating revenues increased $1,609 million (32.8%) over the second quarter of 2000, due primarily to the acquisition of Nabisco ($1,578 million) and higher volume ($212 million), partially offset by unfavorable product mix ($128 million) and unfavorable currency movements ($33 million). On a pro forma basis, operating revenues increased 1.3%, as the impact of higher volume was partially offset by unfavorable product mix and unfavorable currency movements.

Reported operating companies income for the second quarter of 2001 increased $324 million (31.5%) over the comparable period of 2000, primarily reflecting the acquisition of Nabisco ($302 million), higher volume ($124 million), and lower marketing, administration and research costs ($72 million), partially offset by unfavorable product mix ($101 million) and unfavorable margins ($67 million). On a pro forma basis, operating companies income increased 7.3%.

The following discusses operating results within each of Kraft Foods North America's business segments.

Cheese, Meals and Enhancers. Reported volume in the second quarter of 2001 increased 6.8% over the comparable period of 2000, due primarily to the acquisition of Nabisco. On a pro forma basis, volume in the second quarter of 2001 increased 0.5% over the comparable period in 2000, as increased shipments to grocery customers were partially offset by a decline in the U.S. food services business and the discontinuation of lower-margin, non-branded cheese products. Volume gains in meals reflected higher shipments of dinners. In Canada, increased shipments were driven by higher consumption of branded products and new product introductions. Branded cheese volume was up, driven by increases in cheese slices and natural cheese.

During the second quarter of 2001, reported operating revenues increased $243 million (9.7%) over the second quarter of 2000, due primarily to the acquisition of Nabisco ($226 million), and higher volume ($39 million), partially offset by unfavorable currency movements ($24 million). On a pro forma basis, operating revenues increased 0.7%.

Reported operating companies income for the second quarter of 2001 increased $70 million (13.2%) over the comparable period of 2000, due primarily to the acquisition of Nabisco ($66 million), lower marketing, administration and research costs ($48 million) and higher volume ($26 million), partially offset by higher costs ($53 million, driven by higher cheese commodity costs), unfavorable product mix ($9 million) and unfavorable currency movements. On a pro forma basis, operating companies income increased 1.7%.

Biscuits, Snacks and Confectionery. Reported volume in the second quarter of 2001 increased more than 100% over the comparable period in 2000, due to the acquisition of Nabisco. On a pro forma basis, volume in the second quarter of 2001 increased 0.6% over the comparable period in 2000, due primarily to new product introductions in biscuits and confectionery. In salty snacks, volume declined, due primarily to lower shipments of nuts to non-grocery channels.

During the second quarter of 2001, reported operating revenues increased $1,325 million, more than 100% over the second quarter of 2000, due to the acquisition of Nabisco. On a pro forma basis, operating revenues increased 2.7%, due primarily to higher volume driven by new biscuit and confectionery products.

Reported operating companies income for the second quarter of 2001 increased $227 million, more than 100%, from the comparable period of 2000, primarily reflecting the acquisition of Nabisco. On a pro forma basis, operating companies income increased 28.1%, due primarily to revenue growth in biscuits and synergy savings resulting from the Nabisco acquisition.

Beverages, Desserts and Cereals. Reported volume in the second quarter of 2001 increased 8.6% over the comparable period of 2000, due primarily to volume gains in beverages and the acquisition of Nabisco. On a pro forma basis, volume in the second quarter of 2001 increased 7.2% over the comparable period of 2000, due primarily to volume gains in ready-to-drink refreshment beverages. Volume in coffee declined despite an increase in Starbucks coffee sold to grocery stores. Desserts volume was down as lower shipments of dry packaged and ready-to-eat desserts and frozen toppings, resulting from lower consumption and reduced trade inventories, were partially offset by gains in shelf-stable puddings. Cereal volume declined, reflecting increased frequency of competitive promotional activity in the ready-to-eat cereal category.

During the second quarter of 2001, reported operating revenues decreased $15 million (1.0%) from the second quarter of 2000, due primarily to unfavorable product mix ($138 million, resulting from higher shipments of ready-to-drink beverages) and lower pricing ($20 million, resulting from commodity-related price decreases on coffee), partially offset by higher volume ($128 million) and the acquisition of Nabisco ($18 million). On a pro forma basis, operating revenues decreased 2.1%.

Reported operating companies income for the second quarter of 2001 increased $22 million (6.9%) over the comparable period of 2000, primarily reflecting higher volume ($78 million) and lower marketing, administration and research costs ($26 million), partially offset by unfavorable product mix ($91 million). On a pro forma basis, operating companies income increased 7.2%.

Oscar Mayer and Pizza. Volume in the second quarter of 2001 increased 4.5% over the comparable period in 2000, due to gains across all major categories. The processed meats business recorded volume gains in hot dogs, bacon, luncheon meats and soy-based meat alternatives. Lunch combinations consumption at retail remained strong, benefiting from continued momentum of new products. Volume in the pizza business benefited from new products.

During the second quarter of 2001, operating revenues increased $56 million (6.2%) over the second quarter of 2000, due primarily to higher volume ($49 million) and favorable product mix.

Operating companies income for the second quarter of 2001 increased $5 million (3.1%) over the comparable period of 2000, primarily reflecting higher volume ($24 million), partially offset by unfavorable margins ($19 million, driven by higher meat and cheese commodity costs).


Kraft Foods International

Operating Results

                                                  For the Three Months Ended June 30,
                                                  -----------------------------------
                                                      2001               2000
                                                      ----               ----
                                                            (in millions)
Reported volume (in pounds):
    Europe, Middle East and Africa                        702               704
    Latin America and Asia Pacific                        515               206
                                                     --------          --------
Total reported volume (in pounds)                       1,217               910
    Volume of businesses sold:
       Europe, Middle East and Africa                                       (15)
       Latin America and Asia Pacific                      (1)              (10)
    Nabisco volume:
       Europe, Middle East and Africa                                        10
       Latin America and Asia Pacific                                       264
                                                     --------          --------
Pro forma volume (in pounds)                            1,216             1,159
                                                     ========          ========


Reported operating revenues:
    Europe, Middle East and Africa                   $  1,547          $  1,721
    Latin America and Asia Pacific                        627               344
                                                     --------          --------
Total reported operating revenues                       2,174             2,065
    Operating revenues of businesses sold:
       Europe, Middle East and Africa                                       (51)
       Latin America and Asia Pacific                                        (5)
    Nabisco operating revenues:
       Europe, Middle East and Africa                                        11
       Latin America and Asia Pacific                                       275
                                                     --------          --------
Pro forma operating revenues                         $  2,174          $  2,295
                                                     ========          ========

                                                        For the Three Months Ended June 30,
                                                        -----------------------------------
                                                               2001             2000
                                                               ----             -----
                                                                   (in millions)
Reported operating companies income:
    Europe, Middle East and Africa                            $  192            $  195
    Latin America and Asia Pacific                               106                61
                                                              ------            ------
Total reported operating companies income                        298               256
    Operating companies income of businesses sold:
       Europe, Middle East and Africa                                              (11)
    Nabisco operating companies income:
       Europe, Middle East and Africa                                                2
       Latin America and Asia Pacific                                               29
                                                              ------            ------
Pro forma operating companies income                          $  298            $  276
                                                              ======            ======


Reported volume for the second quarter of 2001 increased 33.7% over the comparable period in 2000, due primarily to the acquisition of Nabisco. On a pro forma basis, volume for the second quarter of 2001 increased 4.9% over the comparable period of 2000, due primarily to gains across most sectors and growth in the developing markets of Central and Eastern Europe, Latin America and Asia Pacific.

Reported operating revenues for the second quarter of 2001 increased $109 million (5.3%) over the second quarter of 2000, due primarily to the acquisition of Nabisco ($304 million) and higher volume ($15 million), partially offset by unfavorable currency movements ($154 million) and revenues from divested businesses ($56 million). On a pro forma basis, operating revenues decreased 5.3%.

Reported operating companies income for the second quarter of 2001 increased $42 million (16.4%) over the second quarter of 2000, due primarily to the acquisition of Nabisco ($29 million), favorable margins ($18 million), lower marketing, administration and research costs ($19 million) and higher volume, partially offset by unfavorable currency ($22 million) and income from divested businesses ($11 million). On a pro forma basis, operating companies income increased 8.0%.

The following discusses operating results within each of Kraft Foods International's business segments.

Europe, Middle East and Africa. Reported volume for the second quarter of 2001 decreased 0.3% from the comparable period of 2000. On a pro forma basis, volume in the second quarter of 2001 increased 0.4% from the comparable period in 2000, as gains in the developing markets of Central and Eastern Europe and growth in many Western European countries were partially offset by volume declines in Germany and Italy. In beverages, volume growth was driven by favorable performances in both coffee and refreshment beverages. Coffee volume grew in many Western European markets, as well as in Romania, Morocco and Bulgaria, which benefited from recent acquisitions. Refreshment beverages volume increased, driven by new product introductions in the Czech Republic and higher volume in the Middle East and Africa. Snacks volume increased, driven by confectionery and salty snacks. Overall growth in confectionery was moderated by a shortfall in Germany, due to increased price competition and trade inventory reductions. Volume for salty snacks also grew, driven by gains in Finland, Lithuania, Norway, Russia and the Ukraine. Cheese volume grew, driven primarily by cream cheese in Austria, the Netherlands, Italy and the United Kingdom and process cheese spreads in the United Kingdom. In grocery, lower volume was due to a shortfall in Germany, reflecting aggressive competition and a difficult trade environment, partially offset by higher salad dressing sales in the United Kingdom. Convenient meals volume was down, impacted by lower canned meats volume in Italy.

Reported operating revenues for the second quarter of 2001 decreased $174 million (10.1%) from the comparable period of 2000, due primarily to unfavorable currency movements ($106 million), revenues from divested businesses ($51 million) and lower pricing ($39 million, primarily coffee pricing due to declining coffee costs), partially offset by the acquisition of Nabisco ($10 million). On a pro forma basis, operating revenues decreased 8.0%.

Reported operating companies income for the second quarter of 2001 decreased $3 million (1.5%) from the comparable period of 2000, primarily reflecting unfavorable currency movements ($15 million) and income from divested businesses ($11 million), partially offset by favorable margins ($11 million) and lower marketing, administration and research costs ($7 million). On a pro forma basis, operating companies income increased 3.2%.

Latin America and Asia Pacific. Reported volume for the second quarter of 2001 increased more than 100% over the comparable period of 2000, due primarily to the acquisition of Nabisco. On a pro forma basis, volume for the second quarter of 2001 increased 11.7%, driven by gains across most consumer sectors and in several countries including Australia, Brazil, the Caribbean, China, Japan and the Philippines. Beverages volume increased due primarily to growth in refreshment beverages, including powdered soft drinks in Brazil, the Caribbean, China and the Philippines and juice concentrate in Brazil. Coffee volume grew aided by higher volume in China. Snacks volume increased, driven primarily by higher biscuit volume in Brazil and China, partially offset by lower volume in Argentina, impacted by economic softness. In confectionery, volume was lower, as a shortfall in chocolate confectionery in Brazil was partially offset by higher shipments of chewy candy in the Philippines and chocolate in Australia. Cheese volume increased, due primarily to cream cheese in Australia and the Caribbean and process cheese in the Philippines. Grocery volume was higher, due primarily to higher shipments of gelatin in Brazil and spoonable dressings in the Philippines and the Caribbean.

During the second quarter of 2001, reported operating revenues increased $283 million (82.3%) over the second quarter of 2000, due primarily to the acquisition of Nabisco ($294 million) and higher volume ($14 million), partially offset by unfavorable currency movements ($48 million). On a pro forma basis, operating revenues increased 2.1%.

Reported operating companies income for the second quarter of 2001 increased $45 million (73.8%) over the comparable period of 2000, due primarily to the acquisition of Nabisco ($30 million) and lower marketing, administration and research costs ($12 million). On a pro forma basis, operating companies income increased 17.8%.

Financial Review

Net Cash Provided by Operating Activities

During the first six months of 2001, net cash provided by operating activities was $628 million compared with $1,452 million in the comparable 2000 period. The decrease in net cash provided by operating activities reflects unusual timing of payments and receipts as follows:

o The estimated $155 million shift in cash outflows from the first quarter of 2000 to the fourth quarter of 1999 attributable to the century date change.
o The 53rd week in the fourth quarter of 2000 resulted in the collection of $80 million of accounts receivable from holiday sales. The Company would normally collect these receivables in the first quarter of 2001.
o The Company paid taxes of $76 million in the first quarter of 2001 related to the gain on the sale of a French confectionery business in 2000.
o Interest payments in 2001 increased approximately $365 million due primarily to an increase in debt related to the Nabisco acquisition.
o Other items affecting operating cash flow included an increase in marketing spending, the payment of accrued salaries and benefits, as well as severance and change in control costs due to the acquisition of Nabisco.

Net Cash Used in Investing Activities

During the first six months of 2001, net cash used in investing activities was $515 million, down from $640 million in 2000. This decrease primarily reflects the decline in cash used for acquisitions, partially offset by an increase in capital expenditures.

During the first six months of 2000, the Company purchased Boca Burger, Inc. and Balance Bar Co. for an aggregate cost of $358 million. During the first six months of 2001, the Company purchased coffee businesses in Romania, Morocco and Bulgaria for an aggregate purchase price of $80 million.

Capital expenditures for the first six months of 2001 were $448 million, up from $323 million in 2000. These additional expenditures were due primarily to the acquisition of Nabisco.

Net Cash Used in Financing Activities

During the first six months of 2001, net cash used in financing activities was $113 million, down from $552 million in 2000. This difference was due to dividends paid in 2000, partially offset by net debt repayments in 2001, not including the repayment of $8.4 billion of debt with the net proceeds from the Company's IPO, as compared with $448 million of net borrowings in 2000.


Working Capital, Debt and Liquidity

The Company's working capital deficit at June 30, 2001 was $733 million, as compared to a deficit of $438 million at December 31, 2000. Contributing to the 2001 deficit was the refinancing of two long-term Swiss franc notes payable to Philip Morris with short-term Swiss franc borrowings from Philip Morris, partially offset by a decrease in accounts payable, due primarily to the timing of payments, higher raw material purchases and a decrease in accrued marketing costs.

The Company's total debt, including intercompany accounts payable to Philip Morris, was $17.2 billion at June 30, 2001, and $25.8 billion at December 31, 2000. The decrease was due primarily to the repayment of $8.4 billion of long-term notes payable to Philip Morris with the net proceeds from the IPO. The Company's debt-to-equity ratio was 0.75 at June 30, 2001, and 1.84 at December 31, 2000.

The Company intends to pay regular quarterly dividends on its Class A common stock and Class B common stock at an initial annual rate of $0.52 per share. The first dividend is expected to be declared during the third quarter of 2001 and to be payable in October 2001. The declaration of dividends is subject to the discretion of the Company's board of directors and will depend on various factors, including the Company's net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by the Company's board of directors.

In July 2001, Philip Morris elected to terminate an existing $9.0 billion 364-day revolving credit agreement that could have been transferred to the Company. Upon termination of this facility, the Company entered into agreements for a $2.0 billion 5-year revolving credit facility maturing in July 2006 and a $4.0 billion 364-day revolving credit facility maturing in July 2002. The Company intends to use these credit facilities to support commercial paper borrowings, the proceeds of which will be used for general corporate purposes. In addition, the Company maintains credit lines with a number of lending institutions amounting to approximately $430 million. The Company maintains these facilities primarily to meet short-term working capital needs of its international businesses.

The Company believes that its cash from operations and existing credit facilities will be sufficient to meet its working capital needs, planned capital expenditures and payment of its anticipated quarterly dividends during the remainder of 2001. The Company intends to borrow in the capital markets to refinance portions of the 2002 maturities of its notes payable to Philip Morris.


Market Risk

The Company is exposed to market risk, primarily related to foreign exchange rates, commodity prices and interest rates. These exposures are actively monitored by management. To manage these exposures, the Company enters into a variety of derivative financial instruments. The Company's objective is to reduce, where it is deemed appropriate to do so, fluctuations in earnings and cash flows associated with changes in foreign currency rates, commodity prices and interest rates. It is the Company's policy and practice to use derivative financial instruments only to the extent necessary to manage exposures. Since the Company uses currency rate-sensitive and commodity price-sensitive instruments to hedge a certain portion of its existing and anticipated transactions, the Company expects that any loss in value for the hedge instruments generally would be offset by increases in the value of the hedged transactions. The Company does not use derivative financial instruments for speculative purposes.

Foreign exchange rates. The Company is exposed to foreign currency exchange movements, primarily in European, Canadian and Latin American currencies. Consequently, it enters into various contracts, which change in value as foreign currency exchange rates fluctuate, to preserve the value of commitments and forecasted transactions. The Company uses foreign currency option and forward contracts to hedge certain transaction exposures and forecasted foreign currency cash flows. The Company also enters into short-term foreign currency swap contracts, primarily to hedge intercompany transactions denominated in foreign currencies. At June 30, 2001 and December 31, 2000, the Company had option and forward foreign exchange contracts with an aggregate notional amount of $340 million and $237 million, respectively, for both the purchase and/or sale of foreign currencies.

Commodities. The Company is exposed to price risk related to forecasted purchases of certain commodities used as raw materials by the Company's businesses. Accordingly, the Company enters into commodity future, forward and option contracts to manage fluctuations in prices of forecasted purchases, primarily cheese, coffee, cocoa, milk, sugar, wheat, corn and energy. At June 30, 2001 and December 31, 2000, the Company had net long commodity positions of $716 million and $617 million, respectively. Unrealized gains/losses on net commodity positions were immaterial at June 30, 2001 and December 31, 2000.

Interest rates. The Company intends to manage its exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in its total debt portfolio. At December 31, 2000, nearly all of the Company's debt was long-term at fixed rates, with the majority of it being indebtedness to Philip Morris maturing in 2002 and 2009. During the second quarter of 2001, the Company repaid a portion of that debt with proceeds from the IPO. In addition, the Company refinanced two long-term Swiss franc notes payable to Philip Morris with short-term Swiss franc borrowings from Philip Morris at variable interest rates. During the third quarter of 2001, the Company intends to use its new revolving credit agreements to support the issuance of commercial paper, the proceeds from which will be used for general corporate purposes.

At June 30, 2001, the Company had interest rate swap agreements which converted $102 million of fixed rate debt to variable rate debt of which $29 million will mature in 2003 and $73 million will mature in 2004.

                               -------------------

Use of the above-mentioned derivative financial instruments has not had a material impact on the Company's financial position at June 30, 2001 and December 31, 2000, or the Company's results of operations for the three and six months ended June 30, 2001 or the year ended December 31, 2000.

                               -------------------

Contingencies

See Note 6 to the Condensed Consolidated Financial Statements for a discussion of contingencies.

New Accounting Standards

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its related amendment, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". These standards require that all derivative financial instruments be recorded on the consolidated balance sheets at their fair value as either assets or liabilities. Changes in the fair value of derivatives are recorded each period in earnings or accumulated other comprehensive losses, depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive losses are included in earnings in the periods in which earnings are affected by the hedged item. The adoption of these new standards did not have a material effect on net earnings (less than $1 million) or accumulated other comprehensive losses (less than $1 million).

The Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-14, "Accounting for Certain Sales Incentives." EITF Issue No. 00-14 addresses the recognition, measurement and statement of earnings classification for certain sales incentives and will be effective in the first quarter of 2002. As a result, certain items previously included in cost of sales and in marketing, administration and research costs on the consolidated statement of earnings will be recorded as a reduction of operating revenues. The Company has determined that the impact of adoption or subsequent application of EITF Issue No. 00-14 will not have a material effect on its consolidated financial position or results of operations. Upon adoption, prior period amounts, which are not expected to be significant, will be reclassified to conform to the new requirements. In April 2001, the EITF reached a consensus on EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". EITF Issue No. 00-25 requires that certain expenses included in marketing, administration and research costs be recorded as a reduction of operating revenues and will be effective in the first quarter of 2002. The Company is currently in the process of determining the impact of EITF Issue No. 00-25.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". Effective January 1, 2002, the Company will no longer be required to amortize goodwill and certain other intangible assets as a charge to earnings. In addition, the Company will be required to review goodwill and other intangible assets for potential impairment. The Company is currently in the process of quantifying the impact of the new standards. However, the Company anticipates that substantially all amortization of goodwill as a charge to earnings will be eliminated.

Forward-Looking and Cautionary Statements

The Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to shareholders. One can identify these forward-looking statements by use of words such as "strategy," "expects," "plans," "believes," "will," "estimates," "intends," "projects," "goals," "targets" and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could cause actual results and outcomes to differ materially from those contained in any forward-looking statement made by or on behalf of the Company; any such statement is qualified by reference to the following cautionary statements.

Each of the Company's segments is subject to intense competition, changes in consumer preferences, the effects of changing prices for its raw materials and local economic conditions. Their results are dependent upon their continued ability to promote brand equity successfully, to anticipate and respond to new consumer trends, to develop new products and markets and to broaden brand portfolios, in order to compete effectively with lower priced products in a consolidating environment at the retail and manufacturing levels, and to improve productivity.

The Company's results are also dependent on its ability to successfully integrate and derive cost savings from the integration of Nabisco's operations with the Company. In addition, the Company is subject to the effects of foreign economies and currency movements. Developments in any of these areas, which are more fully described above and which descriptions are incorporated into this section by reference, could cause the Company's results to differ materially from results that have been or may be projected by or on behalf of the Company. The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

                           Part II - OTHER INFORMATION

Item 1.   Legal Proceedings.

Legal Proceedings

The Company's subsidiaries are parties to a variety of legal proceedings arising out of the normal course of business, including the matters discussed below. While the results of litigation cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on our results of operations or financial position.

National Cheese Exchange Cases: Since 1996, seven putative class actions have been filed by various dairy farmers alleging that the Company and others engaged in a conspiracy to fix and depress the prices of bulk cheese and milk through their trading activity on the National Cheese Exchange. Plaintiffs seek injunctive and equitable relief and unspecified treble damages. Two of the actions were voluntarily dismissed by plaintiffs after class certification was denied. Three cases were consolidated in state court in Wisconsin, and in November 1999, the court granted the Company's motion for summary judgment. In June 2001, the Wisconsin Court of Appeals affirmed the trial court's ruling, and plaintiffs have petitioned the Wisconsin Supreme Court for further review. The Company's motions to dismiss were granted in the cases pending in Illinois state court and in the United States District Court for the Central District of California. Appellate courts have reversed and remanded both cases for further proceedings. No classes have been certified in any of the cases.

Environmental Matters

In May 2001, the Attorney General for the State of Ohio notified the Company that we may be subject to an enforcement action for alleged violations of the state's water pollution control law at the Company's cottage cheese and sour cream production facility in Farmdale, Ohio. The Ohio Attorney General has alleged that this facility has exceeded its water permit effluent limits and violated its reporting requirements. The Attorney General has offered to attempt to negotiate a settlement of this matter, and the Company has accepted the offer to do so. The Company has received no indication from the state what relief it is seeking in this matter. The Company recently installed additional waste water treatment equipment at the facility, and the facility currently is operating in compliance with its waste water discharge permit.

In March 2000, the State of Missouri filed a civil enforcement action in the Circuit Court of Boone County, Missouri against the Company and affiliated companies alleging that the defendants' practice from 1995 through 1999 of sending spent wiener casings to a farm site near Columbia, Missouri for recycling violated Missouri's solid waste and clean water laws. The state is seeking civil penalties and injunctive relief, including the removal of the spent casings from the farm site and disposal in a permitted solid waste facility. The Company is currently involved in settlement discussions with the state. The Company believes that the ultimate resolution of this matter will not have a material adverse impact on the Company.

The Company is potentially liable for certain environmental matters arising from the operations of Nabisco's former wholly-owned subsidiary, Rowe Industries. Rowe operated a small engine manufacturing facility in Sag Harbor, New York in the 1950s, 1960s and early 1970s that used various solvents. About 20 homes downgradient from the site were connected to public drinking water in the mid-1980s after solvents were detected in their individual wells. Since 1996, three toxic tort cases have been brought against Nabisco in New York state court, collectively by or on behalf of approximately 80 individuals, including 17 minors. The first case, filed on March 6, 1996 in Supreme Court of the State of New York, was dismissed as barred by the statute of limitations. This decision has now been affirmed on appeal. The other two cases were both filed on January 3, 2000, in Supreme Court of the State of New York. Each complaint states that the relief sought by the plaintiffs is $10 million in compensatory and $100 million in punitive damages. The primary claims are based on alleged personal injury, diminution of property value and fear or risk of cancer. On May 16, 2001, the trial court granted our summary judgment motion as to all but one of the plaintiffs in each of these cases.

The plaintiffs are appealing this decision. Discovery is proceeding as to the two remaining plaintiffs.

The Company is also potentially liable for certain enviornmental matters arising from Nabisco's or a former affiliate's connection with Del Monte Corporation in the 1970s and 1980s. Del Monte Corporation operated a plantation on Oahu, Hawaii, which used various pesticides for crop application over an extended time period. A pesticide spill at the site led to the closure of nearby drinking water wells and an investigation, under the oversight of the United States Enviornmental Protection Agency, of soil and groundwater contamination associated with the site. Upon completion of this investigation, the EPA will be selecting a plan to remedy the contamination.

In addition, two lawsuits were filed in 1999 against Del Monte Corporation and approximately six other Oahu growers and pesticide manufacturers seeking unspecified compensatory and punitive damages for alleged pesticide contamination of drinking water supplies. The Board of Water Supply of the City and County of Honolulu filed the first lawsuit on September 27, 1999 in the Circuit Court of the First Circuit of the State of Hawaii. The second lawsuit, which was filed on October 7, 1999 in the Circuit Court of the First Circuit of the State of Hawaii, was brought by numerous area residents alleging bodily injury, emotional distress and wrongful death. Both cases are in the early stages of discovery and, to our knowledge, Del Monte Corporation has not received a settlement demand in either case.

The Company believes that a third party has indemnification obligations for these potential Del Monte Corporation environmental liabilities. In June 2001, the Company entered into an agreement with this third party, under which the third party will fully indemnify the Company for the Hawaii matters described above.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits

              12 Statement regarding computation of ratios of earnings to fixed charges.

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                    Signature

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      KRAFT FOODS INC.

                      /s/ JAMES P. DOLLIVE

                      James P. Dollive, Senior Vice President and
                      Chief Financial Officer

                      August 13, 2001