Form 10-Q
period 2001-09-30
KRAFT FOODS INC
filed 2001-11-13
CIK 1103982

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended September 30, 2001

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to


                         Commission file number 1-16483


                               Kraft Foods Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Virginia                                               52-2284372
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

Three Lakes Drive, Northfield, Illinois                             60093
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code    (847)  646-2000
                                                    --------------------


--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X*    No
                                              ---       ---

         * The registrant became subject to the Securities Exchange Act of 1934 on June 12, 2001.

         At October 31, 2001, there were 1,735,000,000 shares outstanding of the registrant's common stock, no par value per share.

                                KRAFT FOODS INC.


                                TABLE OF CONTENTS

                                                                              Page No.
                                                                              --------
PART I-        FINANCIAL INFORMATION


Item 1.        Financial Statements (Unaudited).

               Condensed Consolidated Balance Sheets at
                      September 30, 2001 and December 31, 2000                  3 - 4

               Condensed Consolidated Statements of Earnings for the
                      Nine Months Ended September 30, 2001 and 2000                 5
                      Three Months Ended September 30, 2001 and 2000                6

               Condensed Consolidated Statements of Shareholders'
                      Equity for the Year Ended December 31, 2000 and the
                      Nine Months Ended September 30, 2001                          7

               Condensed Consolidated Statements of Cash Flows for the
                      Nine Months Ended September 30, 2001 and 2000             8 - 9

               Notes to Condensed Consolidated Financial Statements           10 - 20

Item 2.        Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.                    21 - 41

PART II -      OTHER INFORMATION

Item 1.        Legal Proceedings.                                                  42

Item 6.        Exhibits and Reports on Form 8-K.                                   44

Signature                                                                          45

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                        Kraft Foods Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                            (in millions of dollars)
                                   (Unaudited)

                                                   September 30,              December 31,
                                                       2001                        2000
                                                -------------------        -------------------
ASSETS

  Cash and cash equivalents                        $    175                    $   191

  Receivables (less allowances of
    $118 and $152)                                    3,121                      3,231

  Inventories:
    Raw materials                                     1,395                      1,175
    Finished product                                  1,878                      1,866
                                                    -------                    -------
                                                      3,273                      3,041

  Deferred income tax benefits                          547                        504

  Other current assets                                  232                        185
                                                    -------                    -------
   Total current assets                               7,348                      7,152

  Property, plant and equipment, at cost             13,078                     13,042
    Less accumulated depreciation                     3,988                      3,637
                                                    -------                    -------
                                                      9,090                      9,405
  Goodwill and other intangible assets
    (less accumulated amortization of
     $6,857 and $6,100)                              31,472                     31,584

  Prepaid pension assets                              2,872                      2,623

  Assets held for sale                                  230                        276

  Other assets                                          811                      1,031
                                                    -------                    -------

    TOTAL ASSETS                                    $51,823                    $52,071
                                                    =======                    =======


            See notes to condensed consolidated financial statements.

                                    Continued

                        Kraft Foods Inc. and Subsidiaries
                Condensed Consolidated Balance Sheets (Continued)
                            (in millions of dollars)
                                   (Unaudited)

                                                                       September 30,          December 31,
                                                                           2001                   2000
                                                                    -------------------   -------------------
LIABILITIES
  Short-term borrowings                                                 $   670                $   146
  Current portion of long-term debt                                          46                    713
  Due to parent and affiliates                                            2,361                    865
  Accounts payable                                                        1,558                  1,971
  Accrued liabilities:
      Marketing                                                           1,280                  1,601
      Employment costs                                                      578                    625
      Other                                                               1,578                  1,411
  Income taxes                                                              348                    258
                                                                        -------                -------

    Total current liabilities                                             8,419                  7,590

  Long-term debt                                                          4,654                  2,695
  Deferred income taxes                                                   1,660                  1,446
  Accrued postretirement health care costs                                1,882                  1,867
  Notes payable to parent and affiliates                                  9,000                 21,407
  Other liabilities                                                       2,901                  3,018
                                                                        -------                -------

    Total liabilities                                                    28,516                 38,023

Contingencies (Note 6)

SHAREHOLDERS' EQUITY

  Class A common stock, no par value (555,000,000 shares issued and outstanding)

  Class B common stock, no par value (1,180,000,000 shares issued and outstanding)

  Additional paid-in capital                                             23,655                 15,230

  Earnings reinvested in the business                                     2,069                    992

  Accumulated other comprehensive losses (primarily currency
    translation adjustments)                                             (2,417)                (2,174)
                                                                        -------                -------
    Total shareholders' equity                                           23,307                 14,048
                                                                        -------                -------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $51,823                $52,071
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

                        Kraft Foods Inc. and Subsidiaries
                  Condensed Consolidated Statements of Earnings
                 (in millions of dollars, except per share data)
                                   (Unaudited)

                                                            For the Nine Months Ended
                                                                    September 30,
                                                           ----------------------------

                                                              2001               2000
                                                           ----------           -------
Operating revenues                                          $25,115             $19,649

Cost of sales                                                12,883              10,195
                                                            -------             -------

         Gross profit                                        12,232               9,454

Marketing, administration and research costs                  7,880               5,964

Amortization of goodwill                                        719                 403
                                                            -------             -------

         Operating income                                     3,633               3,087

Interest and other debt expense, net                          1,189                 381
                                                            -------             -------

         Earnings before income taxes                         2,444               2,706

Provision for income taxes                                    1,110               1,120
                                                            -------             -------

         Net earnings                                       $ 1,334             $ 1,586
                                                            =======             =======



Per share data:

   Basic earnings per share                                 $  0.85             $  1.09
                                                            =======             =======

   Diluted earnings per share                               $  0.85             $  1.09
                                                            =======             =======

   Dividends declared                                       $  0.13
                                                            =======


           See notes to condensed consolidated financial statements.

                        Kraft Foods Inc. and Subsidiaries
                  Condensed Consolidated Statements of Earnings
                 (in millions of dollars, except per share data)
                                   (Unaudited)

                                                             For the Three Months Ended
                                                                      September 30,
                                                             --------------------------

                                                               2001               2000
                                                               ----               ----
Operating revenues                                            $8,056             $6,215

Cost of sales                                                  4,224              3,257
                                                              ------             ------

          Gross profit                                         3,832              2,958

 Marketing, administration and research costs                  2,417              1,765

 Amortization of goodwill                                        239                136
                                                              ------             ------

          Operating income                                     1,176              1,057

 Interest and other debt expense, net                            256                122
                                                              ------             ------

          Earnings before income taxes                           920                935

 Provision for income taxes                                      417                387
                                                              ------             ------

          Net earnings                                        $  503             $  548
                                                              ======             ======



 Per share data:

    Basic earnings per share                                  $ 0.29             $ 0.38
                                                              ======             ======

    Diluted earnings per share                                $ 0.29             $ 0.38
                                                              ======             ======

    Dividends declared                                        $ 0.13
                                                              ======


           See notes to condensed consolidated financial statements.

                        Kraft Foods Inc. and Subsidiaries
            Condensed Consolidated Statements of Shareholders' Equity
                    For the Year Ended December 31, 2000 and
                    the Nine Months Ended September 30, 2001
                            (in millions of dollars)
                                   (Unaudited)

                                                                                      Accumulated Other
                                                                                     Comprehensive Losses
                                                                                 ------------------------------
                                              Class                                                               Total
                                             A and B  Additional   Earnings        Currency                       Share-
                                              Common   Paid-in   Reinvested in   Translation                      holders'
                                              Stock    Capital   the Business   Adjustments    Other    Total     Equity
                                              -----    -------   ------------   -----------    -----    -----     ------
  Balances, January 1, 2000                  $   -     $15,230      $    -       $(1,741)     $ (28)   $(1,769)  $13,461

  Comprehensive earnings:
   Net earnings                                                      2,001                                         2,001
   Other comprehensive losses,
     net of income taxes:
      Currency translation adjustments                                              (397)                 (397)     (397)
      Additional minimum pension liability                                                       (8)        (8)       (8)
                                                                                                                 --------
   Total other comprehensive losses                                                                                 (405)
                                                                                                                 -------
  Total comprehensive earnings                                                                                     1,596
                                                                                                                 -------

  Dividends declared                                                (1,009)                                       (1,009)
                                             -----     -------      ------       -------      -----    -------   -------
  Balances, December 31, 2000                    -      15,230         992        (2,138)       (36)    (2,174)   14,048

  Comprehensive earnings:
   Net earnings                                                      1,334                                         1,334
   Other comprehensive losses,
     net of income taxes:
      Currency translation adjustments                                              (228)                 (228)     (228)
      Change in fair value of derivatives
         accounted for as hedges                                                                (15)       (15)      (15)
                                                                                                                 -------
   Total other comprehensive losses                                                                                 (243)
                                                                                                                 -------
  Total comprehensive earnings                                                                                     1,091
                                                                                                                 -------
  Sale of Class A common stock to public                 8,425                                                     8,425
  Dividends declared                                                  (257)                                         (257)
                                             -----     -------      ------       -------      -----    -------   -------
  Balances, September 30, 2001               $   -     $23,655      $2,069       $(2,366)     $ (51)   $(2,417)  $23,307
                                             =====     =======      ======       =======      =====    =======   =======


  Total comprehensive earnings, which represents net earnings partially offset by currency translation adjustments and the change in fair value of derivatives accounted for as hedges, were $525 million and $360 million, respectively, for the quarters ended September 30, 2001 and 2000 and $1,225 million for the first nine months of 2000.

           See notes to condensed consolidated financial statements.

                        Kraft Foods Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                            (in millions of dollars)
                                   (Unaudited)

                                                                                           For the Nine Months Ended
                                                                                                September 30,
                                                                                      ---------------------------------
                                                                                              2001                2000
                                                                                         ----------             --------
     CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

     Net earnings                                                                        $    1,334             $  1,586

     Adjustments to reconcile net earnings to operating cash flows:
       Depreciation and amortization                                                          1,224                  776
       Deferred income tax provision                                                            230                  143
       Gain on sales of businesses                                                               (8)                (172)
       Loss on sale of a North American food factory and integration costs                       66
       Cash effects of changes, net of the effects
        from acquired and divested companies:
          Receivables, net                                                                       57                  145
          Inventories                                                                          (319)                 (10)
          Accounts payable                                                                     (363)                (298)
          Income taxes                                                                          212                  230
          Other working capital items                                                          (610)                (201)
       Increase in pension assets and postretirement
        liabilities, net                                                                       (122)                (138)
       (Decrease) increase in amounts due to parent and affiliates                             (114)                  63
       Other                                                                                   (175)                  (2)
                                                                                         ----------             --------

               Net cash provided by operating activities                                      1,412                2,122
                                                                                         ----------             --------

     CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

       Capital expenditures                                                                    (691)                (568)
       Purchases of businesses, net of acquired cash                                           (107)                (365)
       Proceeds from sales of businesses                                                          9                  300
       Other                                                                                     66                  (30)
                                                                                         ----------             --------

               Net cash used in investing activities                                           (723)                (663)
                                                                                         ----------             --------

           See notes to condensed consolidated financial statements.
                                Continued

                        Kraft Foods Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Continued)
                            (in millions of dollars)
                                   (Unaudited)

                                                                                        For the Nine Months Ended
                                                                                                 September 30,
                                                                                    ----------------------------------------
                                                                                       2001                  2000
                                                                                    ----------            ----------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

  Net issuance (repayment) of short-term borrowings                                    $  2,535              $   (11)
  Long-term debt proceeds                                                                    60                   65
  Long-term debt repaid                                                                    (677)                 (90)
  Net proceeds from sale of Class A common stock                                          8,435
  Repayment of notes payable to parent and affiliates                                   (12,407)                (124)
  Increase (decrease) in amounts due to parent and affiliates                             1,354                 (285)
  Dividends paid                                                                                              (1,000)
                                                                                       --------              -------

      Net cash used in financing activities                                                (700)              (1,445)
                                                                                       --------              -------

  Effect of exchange rate changes on cash and
   cash equivalents                                                                          (5)                  (3)
                                                                                       --------              -------

Cash and cash equivalents:

  (Decrease) increase                                                                       (16)                  11

  Balance at beginning of period                                                            191                   95
                                                                                       --------              -------

  Balance at end of period                                                             $    175             $    106
                                                                                       ========             ========

           See notes to condensed consolidated financial statements.

                        Kraft Foods Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 1. Background and Basis of Presentation:
---------------------------------------------

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

These statements should be read in conjunction with the Company's consolidated financial statements and related notes as of December 31, 2000 and for each of the three years in the period then ended, as included in the Company's Form 8-K filed with the Securities and Exchange Commission on August 10, 2001.

Note 2. Initial Public Offering:
--------------------------------

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

Note 3. Related Party Transactions:
-----------------------------------

Philip Morris and certain of its affiliates provide the Company with various services, including planning, legal, treasury, accounting, auditing, insurance, human resources, office of the secretary, corporate affairs, information technology and tax services. Billings to the Company were $234 million and $166 million for the nine months ended September 30, 2001 and 2000, respectively, and $80 million and $60 million for the three months ended September 30, 2001 and 2000, respectively. During 2001, the Company entered into a formal agreement with Philip Morris providing for a continuation of these services, the cost of which is expected to increase to approximately $300 million in 2001 from $248 million in 2000, as Philip Morris provides additional information technology and financial services that the Company previously performed internally.

                        Kraft Foods Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

The Company also has long-term notes payable to Philip Morris and its affiliates as follows:

                                                                                September 30,    December 31,
                                                                                    2001            2000
                                                                              ----------------   -----------
                                                                                        (in millions)
    Notes payable in 2009, interest at 7.00%                                     $  5,000           $  5,000
    Notes payable in 2001, interest at 3.56125%                                     4,000
    Notes payable in 2002, interest at 7.75%                                                          11,000
    Notes payable in 2002, interest at 7.40%                                                           4,000
    Swiss franc notes payable in 2008, interest at 4.58%                                                 715
    Swiss franc notes payable in 2006, interest at 3.58%                                                 692
                                                                                 --------            -------
                                                                                 $  9,000            $21,407
                                                                                 ========            =======

During the second quarter of 2001, the Company used the IPO proceeds, net of the underwriting discount and expenses, of $8.4 billion to retire a portion of the $11.0 billion long-term note payable to Philip Morris. The remainder of this note was repaid with the proceeds from commercial paper borrowings during the third quarter of 2001. In addition, during the second quarter of 2001, the Company refinanced the two long-term Swiss franc notes payable to Philip Morris with short-term Swiss franc borrowings from Philip Morris at variable interest rates.

During the third quarter of 2001, in anticipation of a public bond offering, the Company converted the $4.0 billion, 7.40% note payable to Philip Morris, originally maturing in December 2002, into a 3.56125% note payable to Philip Morris maturing in November 2001. This short-term note has been reclassified as long-term on the Company's condensed consolidated balance sheet at September 30, 2001 based upon the Company's ability and intention to refinance these borrowings on a long-term basis. On November 2, 2001, the Company completed a $4.0 billion public global bond offering, the net proceeds of which were used to repay the 3.56125% short-term note payable to Philip Morris.

Note 4. Acquisitions and Divestitures:
--------------------------------------

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

                        Kraft Foods Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


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


                                                                   For the Nine Months Ended
                                                                         September 30, 2000
                                                                         ------------------
                                                               (in millions, except per share data)
Operating revenues                                                          $ 25,171
                                                                            ========
Net earnings                                                                $  1,329
                                                                            ========
Basic earnings per share                                                    $   0.77
                                                                            ========
Diluted earnings per share                                                  $   0.77
                                                                            ========


                                                                    For the Three Months Ended
                                                                           September 30, 2000
                                                                           ------------------
                                                                (in millions, except per share data)
Operating revenues                                                           $ 8,110
                                                                             =======
Net earnings                                                                 $   420
                                                                             =======
Basic earnings per share                                                     $  0.24
                                                                             =======
Diluted earnings per share                                                   $  0.24
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

The excess of the purchase price of Nabisco over the estimated fair value of the net assets purchased was approximately $17.0 billion and is currently being amortized over 40 years by the straight-line method, pending the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which the Company anticipates will eliminate substantially all of the charges to earnings for goodwill amortization. The allocation of excess purchase price is based upon preliminary estimates and assumptions and is subject to revision when appraisals and integration plans have been finalized. Revisions to the allocation will be reported in the fourth quarter of 2001 as increases or decreases to amounts reported as goodwill, assets held for sale, other intangible assets (including trade names), deferred income taxes and amortization of goodwill.

                        Kraft Foods Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


The Company plans to sell a number of Nabisco businesses that do not align strategically with its operations. Accordingly, the estimated selling prices of these businesses, less costs of disposal, plus the estimated results of operations through the estimated sales dates, are shown as assets held for sale on the Company's condensed consolidated balance sheets and total $230 million at September 30, 2001. Assets held for sale at September 30, 2001, decreased by $46 million from December 31, 2000, due primarily to a revision of estimated proceeds from the sales of these businesses. Interest allocated to assets held for sale was offset by earnings of the related businesses for the nine month period ended September 30, 2001. During 2001, the Company will finalize the Nabisco acquisition balance sheet, including the completion of fair value appraisals of Nabisco's assets. During this process, the Company will also finalize its plans to integrate the operations of Nabisco. The Company anticipates closing a number of Nabisco manufacturing facilities. Charges to close these facilities and integrate Nabisco, estimated to be in the range of $500 million to $600 million, will not be recorded in the Company's consolidated statement of earnings, but as adjustments to excess purchase price on the consolidated balance sheet when plans are finalized and announced to employees.

The integration of Nabisco's operations will result in the closure of several of the Company's existing facilities. During the third quarter of 2001, the Company incurred pre-tax integration costs of $37 million to consolidate production lines in the United States. In October 2001, the Company announced that it was offering a voluntary retirement program to certain salaried employees in the United States. The program is expected to eliminate 1,000 employees and will result in an estimated pre-tax charge of approximately $160 million upon final employee acceptance in the first quarter of 2002. The aggregate charges to the Company's consolidated statement of earnings to close or reconfigure its facilities and integrate Nabisco are estimated to be in the range of $200 million to $300 million. The Company anticipates that the remainder of these charges will occur over the next nine months. In addition, during the first quarter of 2001, the Company sold a North American food factory which resulted in a pre-tax loss of $29 million.

Other acquisitions and divestitures:

During 2001, the Company purchased coffee businesses in Romania, Morocco and Bulgaria. The aggregate cost of these acquisitions was $80 million. The operating results of these businesses were not material to the consolidated operating results of the Company in any of the periods presented.

During the third quarter of 2001, the Company announced plans to acquire confectionery businesses in Russia, Poland and Hungary. The acquisition is subject to regulatory approval in each of the respective countries. This transaction is not expected to have a material effect on the Company's consolidated operating results.

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

During 2001 and 2000, the Company sold a few small domestic and international food businesses, including a French confectionery business in 2000. The aggregate proceeds received in these transactions during the first nine months of 2001 and 2000 were $9 million and $300 million, respectively. The Company recorded pre-tax gains in these transactions during the first nine months of 2001 and 2000 of $8 million and $172 million, respectively. The operating results of businesses divested were not material to the consolidated operating results of the Company in any of the periods presented.

                        Kraft Foods Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 5. Earnings Per Share:
---------------------------

Basic and diluted earnings per share ("EPS") were calculated using the following:

                                                                           For the Nine Months Ended
                                                                                  September 30,
                                                                           --------------------------
                                                                            2001                2000
                                                                           ------              ------
                                                                                 (in millions)
Net earnings                                                              $1,334              $1,586
                                                                          ======              ======
Weighted average shares for basic and diluted EPS                          1,568               1,455
                                                                          ======              ======
                                                                           For the Three Months Ended
                                                                                  September 30,
                                                                          ---------------------------
                                                                            2001                2000
                                                                          ------               ------
                                                                                 (in millions)
Net earnings                                                               $ 503               $ 548
                                                                           =====               =====
Weighted average shares for basic and diluted EPS                          1,735               1,455
                                                                           =====               ======


For the first nine months and the third quarter of 2001, outstanding options had an immaterial effect on the calculation of weighted average shares for diluted EPS. There were no options outstanding in 2000.

Note 6. Contingencies:
----------------------

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

If the distribution of this form by the underwriters did constitute a violation of the Securities Act of 1933, persons who received this form, directly or indirectly, and who purchased the Company's Class A common stock in the IPO may have the right, for a period of one year from the date of the violation, to obtain recovery of the consideration paid in connection with their purchase of the Company's Class A common stock or, if they had already sold the stock, attempt to recover losses resulting from their purchase of the Class A common stock. The Company cannot determine the amount of Class A common stock that was purchased by recipients of the "pre-marketing feedback" form. However, the Company does not believe that any attempts to rescind these purchases or to recover these losses will have a material adverse effect on its consolidated financial position or results of operations.

                        Kraft Foods Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 7. Segment Reporting:
--------------------------

The Company manufactures and markets packaged retail food products, consisting principally of beverages, cheese, snacks, convenient meals and various grocery products through its North American and international food businesses. Reportable segments for the North American business are organized and managed principally by product category. The North American food segments are Cheese, Meals and Enhancers; Biscuits, Snacks and Confectionery; Beverages, Desserts and Cereals; and Oscar Mayer and Pizza. Kraft Foods North America's foodservice business within the United States and its businesses in Canada and Mexico are managed through the Cheese, Meals and Enhancers segment. International operations are organized and managed by geographic location. The international food segments are Europe, Middle East and Africa; and Latin America and Asia Pacific.

The Company's management reviews operating companies income to evaluate segment performance and allocate resources. Operating companies income excludes general corporate expenses and amortization of goodwill. Interest and other debt expense, net, and provision for income taxes are centrally managed and, accordingly, such items are not presented by segment since they are excluded from the measure of segment profitability reviewed by management.

Reportable segment data were as follows:

                                                                        For the Nine Months Ended
                                                                               September 30,
                                                                        -------------------------
                                                                        2001                2000
                                                                       ------              ------
                                                                             (in millions)
Operating revenues:
    Cheese, Meals and Enhancers                                      $ 7,680              $ 6,976
    Biscuits, Snacks and Confectionery                                 4,310                  222
    Beverages, Desserts and Cereals                                    4,106                4,015
    Oscar Mayer and Pizza                                              2,759                2,609
                                                                     -------              -------
         Total Kraft Foods North America                              18,855               13,822
                                                                     -------              -------
    Europe, Middle East and Africa                                     4,477                4,912
    Latin America and Asia Pacific                                     1,783                  915
                                                                     -------              -------
         Total Kraft Foods International                               6,260                5,827
                                                                     -------              -------
         Total operating revenues                                    $25,115              $19,649
                                                                     =======              =======

                       Kraft Foods Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

                                                                       For the Nine Months Ended
                                                                             September 30,
                                                                   ---------------------------------
                                                                      2001                    2000
                                                                   --------                ---------
                                                                             (in millions)
Operating companies income:
    Cheese, Meals and Enhancers                                      $ 1,587                $ 1,437
    Biscuits, Snacks and Confectionery                                   689                     64
    Beverages, Desserts and Cereals                                      947                    870
    Oscar Mayer and Pizza                                                456                    425
                                                                     -------                -------
         Total Kraft Foods North America                               3,679                  2,796
                                                                     -------                -------
    Europe, Middle East and Africa                                       563                    715
    Latin America and Asia Pacific                                       251                    130
                                                                     -------                -------
         Total Kraft Foods International                                 814                    845
                                                                     -------                -------
         Total operating companies income                              4,493                  3,641
    Amortization of goodwill                                            (719)                  (403)
    General corporate expenses                                          (141)                  (151)
                                                                     -------                -------
         Total operating income                                        3,633                  3,087
    Interest and other debt expense, net                              (1,189)                  (381)
                                                                     -------                -------
         Earnings before income taxes                                $ 2,444                $ 2,706
                                                                     =======                =======

                                                                          For the Three Months Ended
                                                                                  September 30,
                                                                   ----------------------------------
                                                                      2001                      2000
                                                                   --------                  --------
                                                                               (in millions)
Operating revenues:
    Cheese, Meals and Enhancers                                       $2,438                 $2,237
    Biscuits, Snacks and Confectionery                                 1,479                     82
    Beverages, Desserts and Cereals                                    1,225                  1,188
    Oscar Mayer and Pizza                                                913                    872
                                                                     -------                -------
         Total Kraft Foods North America                               6,055                  4,379
                                                                     -------                -------
    Europe, Middle East and Africa                                     1,427                  1,552
    Latin America and Asia Pacific                                       574                    284
                                                                     -------                -------
         Total Kraft Foods International                               2,001                  1,836
                                                                     -------                -------
         Total operating revenues                                     $8,056                 $6,215
                                                                     =======                =======

                       Kraft Foods Inc. and Subsidiaries
           Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

                                                                       For the Three Months Ended
                                                                               September 30,
                                                                   ----------------------------------
                                                                      2001                      2000
                                                                   --------                  ---------
                                                                               (in millions)
Operating companies income:
    Cheese, Meals and Enhancers                                      $   494                $   456
    Biscuits, Snacks and Confectionery                                   278                     24
    Beverages, Desserts and Cereals                                      267                    240
    Oscar Mayer and Pizza                                                144                    134
                                                                     -------                -------
         Total Kraft Foods North America                               1,183                    854
                                                                     -------                -------
    Europe, Middle East and Africa                                       199                    350
    Latin America and Asia Pacific                                        78                     39
                                                                     -------                -------
         Total Kraft Foods International                                 277                    389
                                                                     -------                -------
         Total operating companies income                              1,460                  1,243
    Amortization of goodwill                                            (239)                  (136)
    General corporate expenses                                           (45)                   (50)
                                                                     -------                -------
         Total operating income                                        1,176                  1,057
    Interest and other debt expense, net                                (256)                  (122)
                                                                     -------                -------
         Earnings before income taxes                                $   920                $   935
                                                                     =======                =======


Operating revenues by consumer sector for Kraft Foods International were as follows:

                                                                        For the Nine Months Ended
                                                                               September 30,
                                                                   ----------------------------------
                                                                      2001                      2000
                                                                   --------                  ---------
                                                                               (in millions)
Consumer Sector:
    Snacks                                                           $ 2,259                $ 1,888
    Beverages                                                          2,223                  2,342
    Cheese                                                               937                    926
    Grocery                                                              628                    431
    Convenient Meals                                                     213                    240
                                                                     -------                -------
            Total Kraft Foods International                          $ 6,260                $ 5,827
                                                                     =======                =======

                                                                        For the Three Months Ended
                                                                                 September 30,
                                                                   ----------------------------------
                                                                      2001                      2000
                                                                   --------                  ---------
                                                                               (in millions)
Consumer Sector:
    Snacks                                                           $   713                $   566
    Beverages                                                            707                    749
    Cheese                                                               301                    295
    Grocery                                                              203                    138
    Convenient Meals                                                      77                     88
                                                                     -------                -------
            Total Kraft Foods International                          $ 2,001                $ 1,836
                                                                     =======                =======

During the third quarter of 2001, the Company incurred pre-tax integration costs of $37 million to consolidate production lines in the United States. These costs were included in the Cheese, Meals and Enhancers segment

                       Kraft Foods Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


($31 million) and the Beverages, Desserts and Cereals segment ($6 million). In addition, during the first quarter of 2001, the Company sold a North America food factory which resulted in a pre-tax loss of $29 million. The loss was included in the Cheese, Meals and Enhancers segment.

During the third quarter of 2000, the Company sold a French confectionery business for proceeds of $251 million on which a pre-tax gain of $139 million was recorded. The pre-tax gain is included in the operating results of the Europe, Middle East and Africa segment.

Note 8. Recently Adopted Accounting Standards:
----------------------------------------------

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

The Company operates internationally, with manufacturing and sales facilities in various locations around the world and utilizes certain financial instruments to manage its foreign currency and commodity exposures, primarily related to forecasted transactions. For a derivative to qualify as a hedge at inception and throughout the hedged period, the Company formally documents the nature and relationships between the hedging instruments and hedged items, as well as its risk-management objectives, strategies for undertaking the various hedge transactions and method of assessing hedge effectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of a forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction will occur. If it were deemed probable that the forecasted transaction will not occur, the gain or loss would be recognized in earnings currently. Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period.

The Company uses forward contracts to mitigate its exposure to changes in foreign currency exchange rates from third-party and intercompany forecasted transactions. The primary currencies to which the Company is exposed and to which it hedges the exposure include the Euro and certain Asian currencies. The effective portion of unrealized gains and losses associated with forward contracts are deferred as a component of accumulated other comprehensive losses until the underlying hedged transactions are reported on the Company's consolidated statement of earnings.

The Company uses commodity forward contracts, as cash flow hedges, primarily for coffee, cocoa, milk, cheese and wheat. Commodity futures and options are also used to hedge the price of certain commodities, including milk, coffee, cocoa, wheat, corn, sugar, soybean and energy. In general, commodity forward contracts qualify for the normal purchase exception under SFAS No. 133 and are, therefore, not subject to the provisions of the statement. The effective portion of unrealized gains and losses on commodity futures and option contracts is deferred as a component of accumulated other comprehensive losses and is recognized as a component of cost of sales in the Company's consolidated statement of earnings when the related inventory is sold.

The Company uses interest rate swaps to hedge the fair value of an insignificant portion of its long-term debt. During the nine months and three months ended September 30, 2001, there was no ineffectiveness relating to

                       Kraft Foods Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


these fair value hedges. Accordingly, there was no net impact on interest and other debt expense for the nine months and three months ended September 30, 2001, from the use of these interest rate swaps.

During the nine months ended September 30, 2001, a pre-tax gain of $9 million was reported in the consolidated statement of earnings due to cash flow hedge ineffectiveness. Ineffectiveness from cash flow hedges was not material (less than $1 million) during the three months ended September 30, 2001. The Company is hedging forecasted transactions for no more than the next fifteen months and expects substantially all amounts reported in accumulated other comprehensive losses to be reclassified to the consolidated statement of earnings within the next twelve months.

Hedging activity affected accumulated other comprehensive losses during the nine months and the three months ended September 30, 2001, as follows:

                                                       For the Nine Months Ended            For the Three Months Ended
                                                          September 30, 2001                    September 30, 2001
                                                   ----------------------------------    ---------------------------------
                                                                                 (in millions)

      Balance at beginning of period                                $  -                                  $(12)

      Impact of adoption

      Derivative losses transferred to earnings                       11                                     4

      Change in fair value                                           (26)                                   (7)
                                                                    ----                                  ----
      Balance as of September 30, 2001                              $(15)                                 $(15)
                                                                    ====                                  ====

The Company does not engage in trading or other speculative use of financial instruments. Derivative losses reported in accumulated other comprehensive losses are a result of qualifying hedging activity. Transfers of these losses from accumulated other comprehensive losses to earnings are offset by gains on the underlying hedged activity.

Note 9. Stock Plans:
--------------------

The Company's Board of Directors has adopted the 2001 Kraft Performance Incentive Plan (the "Plan"), which was established concurrently with the IPO. Under the Plan, the Company may grant stock options, stock appreciation rights, restricted stock and other awards based on the Company's Class A common stock, as well as performance-based annual and long-term incentive awards. Up to 75 million shares of the Company's Class A common stock may be issued under the Plan. The Company's Board of Directors granted options for 21,029,777 shares of Class A common stock concurrent with the closing date of the IPO (June 13, 2001) at an exercise price equal to the IPO price of $31.00 per share. A portion of the shares granted (18,904,637) becomes exercisable on January 31, 2003, and will expire ten years from the date of the grant. The remainder of the shares granted (2,125,140) may become exercisable on a schedule based on total shareholder return for the Company's Class A common stock during the three years following the date of the grant, or will become exercisable five years from the date of the grant. These options will also expire ten years from the date of the grant.

The Company's Board of Directors has also adopted the Kraft Director Plan. Under the Kraft Director Plan, only members of the Board of Directors who are not full-time employees of the Company or Philip Morris or their subsidiaries are granted awards. Up to 500,000 shares of Class A common stock may be awarded under

                       Kraft Foods Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


the Kraft Director Plan. During the third quarter of 2001, 8,945 stock options were granted under the Kraft Director Plan.

The Company accounts for employee stock compensation plans in accordance with the intrinsic value-based method permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," which does not result in compensation cost.

Note 10. Recently Issued Accounting Pronouncements:
---------------------------------------------------

The Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-14, "Accounting for Certain Sales Incentives." EITF Issue No. 00-14 addresses the recognition, measurement and statement of earnings classification for certain sales incentives and will be effective in the first quarter of 2002. As a result, certain items previously included in cost of sales and in marketing, administration and research costs on the consolidated statement of earnings will be recorded as a reduction of operating revenues. The Company has determined that the impact of adoption or subsequent application of EITF Issue No. 00-14 will not have a material effect on its consolidated financial position or results of operations. Upon adoption, prior period amounts, which are not expected to be significant, will be reclassified to conform to the new requirements. In addition, the EITF reached a consensus on EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF Issue No. 00-25 requires that certain expenses included in marketing, administration and research costs be recorded as a reduction of operating revenues and will be effective in the first quarter of 2002. The Company is currently in the process of determining the impact of EITF Issue No. 00-25.

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

The Company conducts its global business through two units: Kraft Foods North America and Kraft Foods International. Kraft Foods North America manages its operations by product category, while Kraft Foods International manages its operations by geographic region. Kraft Foods North America's segments are Cheese, Meals and Enhancers; Biscuits, Snacks and Confectionery; Beverages, Desserts and Cereals; and Oscar Mayer and Pizza. Kraft Foods North America's foodservice business within the United States and its businesses in Canada and Mexico are managed through the Cheese, Meals and Enhancers segment. Kraft Foods International's segments are Europe, Middle East and Africa; and Latin America and Asia Pacific.

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

Fluctuations in commodity costs can cause retail price volatility, intensify price competition and influence consumer and trade buying patterns. The North American and international food businesses are subject to fluctuating commodity costs, including dairy, coffee bean and cocoa costs. Dairy commodity costs on average have been higher than the levels seen in 2000. Cocoa bean prices have also been higher, while coffee bean prices have been lower than in 2000. During the latter part of 2000 and into 2001, energy costs rose in response to higher prices charged for oil and natural gas. However, this increase in energy costs did not have a material adverse effect on operating results of the Company.

On December 11, 2000, the Company acquired all of the outstanding shares of Nabisco for $55 per share in cash. The acquisition has been accounted for as a purchase. Nabisco's balance sheet has been consolidated with the Company's balance sheet since December 31, 2000 and, beginning January 1, 2001, Nabisco's earnings have been included in the consolidated operating results of the Company.

The Company plans to sell a number of Nabisco businesses that do not align strategically with its operations. Accordingly, the estimated selling prices of these businesses less costs of disposal plus the estimated results of operations through the estimated sales dates are shown as assets held for sale on the Company's consolidated balance sheets. During 2001, the Company will finalize its plans to integrate the operations of Nabisco. The Company anticipates closing a number of Nabisco manufacturing facilities. Charges to close these facilities and integrate Nabisco, estimated to be in the range of $500 million to $600 million, will not be recorded in the Company's consolidated statement of earnings, but as adjustments to excess purchase price on the consolidated balance sheet when plans are finalized and announced to employees.

The integration of Nabisco's operations will result in the closure of several of the Company's existing facilities. During the third quarter of 2001, the Company incurred pre-tax integration costs of $37 million to consolidate production lines in the United States. In October 2001, the Company announced that it was offering a voluntary retirement program to certain salaried employees in the United States. The program is expected to eliminate 1,000 employees and will result in an estimated pre-tax charge of approximately $160 million upon final employee acceptance in the first quarter of 2002. The aggregate charges to the Company's consolidated statement of earnings to close or reconfigure its facilities and integrate Nabisco are estimated to be in the range of $200 million to $300 million. The Company anticipates that the remainder of these charges will occur over the next nine months. In addition, during the first quarter of 2001, the Company sold a North American food factory which resulted in a pre-tax loss of $29 million.

During 2001, the Company purchased coffee businesses in Romania, Morocco and Bulgaria. The aggregate cost of these acquisitions was $80 million. The operating results of these businesses were not material to the consolidated operating results of the Company in any of the periods presented.

During the third quarter of 2001, the Company announced plans to acquire confectionery businesses in Russia, Poland and Hungary. The acquisition is subject to regulatory approval in each of the respective countries. This transaction is not expected to have a material effect on the Company's consolidated operating results.

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

During 2001 and 2000, the Company sold a few small domestic and international food businesses, including a French confectionery business in 2000. The aggregate proceeds received in these transactions during the first nine months of 2001 and 2000 were $9 million and $300 million, respectively. The Company recorded pre-tax gains in these transactions during the first nine months of 2001 and 2000 of $8 million and $172 million, respectively. The operating results of businesses divested were not material to the consolidated operating results of the Company in any of the periods presented.

Consolidated Operating Results
------------------------------

The following tables and the subsequent discussion of the Company's consolidated operating results will refer to results on a reported and pro forma basis. Reported results include the operating results of Nabisco in 2001, but not in 2000. Reported results also reflect average shares of common stock outstanding during 2001 and assume an average of 1.455 billion shares outstanding during 2000. Pro forma results assume the Company owned Nabisco for all of 2000, rather than from the actual acquisition date of December 11, 2000. In addition, pro forma results reflect common shares outstanding of 1.735 billion based on the assumption that shares issued immediately following the IPO were outstanding during all periods presented and that, effective January 1, 2000, the net proceeds of the IPO were used to retire a portion of a long-term note payable used to finance the Nabisco acquisition. These results also adjust for certain items as detailed on the tables, including results from operations divested since the beginning of 2000.

                                                                         For the Nine Months Ended September 30,
                                                                         ---------------------------------------
                                                                              2001                       2000
                                                                              ----                       ----
                                                                          (in millions, except per share data)
Reported volume (in pounds)                                                  12,996                      9,744
    Volume of businesses sold                                                   (10)                       (73)
    Estimated impact of century date change                                                                 55
    Nabisco volume                                                                                       2,854
                                                                           --------                   --------
Pro forma volume (in pounds)                                                 12,986                     12,580
                                                                           ========                   ========


Reported operating revenues                                                $ 25,115                   $ 19,649
    Operating revenues of businesses sold                                        (4)                      (157)
    Estimated impact of century date change                                                                 97
    Nabisco operating revenues                                                                           5,582
                                                                           --------                   --------
Pro forma operating revenues                                               $ 25,111                   $ 25,171
                                                                           ========                   ========



Reported operating companies income                                        $  4,493                   $  3,641
    Operating companies income of businesses sold                                (1)                       (37)
    Estimated impact of century date change                                                                 40
    Loss on the sale of a North American food factory
        and integration costs                                                    66
    Gain on sale of a French confectionery business                                                       (139)
    Nabisco operating companies income                                                                     713
                                                                           --------                   --------
Pro forma operating companies income                                       $  4,558                   $  4,218
                                                                           ========                   ========


Reported net earnings                                                      $  1,334                   $  1,586
    Nabisco results *                                                                                     (472)
    Lower after-tax interest expense
       assuming a January 1, 2000 IPO date                                      165                        273
    After-tax effect of estimated impact of century date change, the gain on sale of a French confectionery business in 2000 and a loss on the sale of a North American food factory and
       integration costs in 2001                                                 37                        (58)
                                                                           --------                   --------
Pro forma net earnings                                                     $  1,536                   $  1,329
                                                                           ========                   ========

    Weighted average shares outstanding                                       1,568                      1,455
    Adjustment to reflect shares
       outstanding after IPO                                                    167                        280
                                                                           --------                   --------
    Pro forma shares outstanding                                              1,735                      1,735
                                                                           ========                   ========
Pro forma diluted earnings per share                                       $   0.89                   $   0.77
                                                                           ========                   ========


* Nabisco results include goodwill amortization and interest expense as if Nabisco had been acquired on January 1, 2000.

Results of Operations for the Nine Months Ended September 30, 2001
Reported volume for the first nine months of 2001 increased 3,252 million pounds (33.4%) over the comparable 2000 period, due primarily to the acquisition of Nabisco. Pro forma volume increased 3.2% over the first nine months of 2000, due to increases in all segments.

Reported operating revenues for the first nine months of 2001 increased $5,466 million (27.8%) over the comparable 2000 period, due primarily to the acquisition of Nabisco. The operating revenue comparison for the first nine months was affected by approximately $97 million of incremental sales made during the fourth quarter of 1999, as the Company's customers planned for potential business failures related to the Century Date Change ("CDC"). These incremental CDC sales would have normally been made during the first quarter of 2000. Pro forma operating revenues decreased slightly from the first nine months of 2000 as the adverse effects of currency exchange rates and lower sales prices on coffee products (driven by commodity-related price declines) were mostly offset by higher volume.

Reported operating companies income, which is defined as operating income before general corporate expenses and amortization of goodwill, was affected by the following unusual items during the first nine months of 2001 and 2000:

o Sale of Food Factory and Integration Costs - The Company sold a North American food factory during the first quarter of 2001, resulting in a pre-tax loss of $29 million that was recorded in the Cheese, Meals and Enhancers segment. In the third quarter of 2001, the Company incurred pre-tax integration costs of $37 million to consolidate production lines in the United States. These costs were included in the Cheese, Meals and Enhancers segment ($31 million) and the Beverages, Desserts and Cereals segment
   ($6 million).

o Sale of French Confectionery Business - In August 2000, the Company sold a French confectionery business ("French Confectionery Sale") for proceeds of $251 million on which a pre-tax gain of $139 million was recorded. The pre-tax gain is included in the Europe, Middle East and Africa segment's marketing, administration and research costs in the consolidated statement of earnings.

The operating companies income comparison was also affected by approximately $40 million of operating income from the previously mentioned CDC sales.

Reported operating companies income increased $852 million (23.4%) over the first nine months of 2000, due primarily to the acquisition of Nabisco. On a pro forma basis, operating companies income increased $340 million (8.1%), due to higher results in all segments.

Currency movements have decreased operating revenues by $521 million and operating companies income by $64 million from the first nine months of 2000. Declines in operating revenues and operating companies income are due to the strength of the U.S. dollar against the Euro and certain Asian and Latin American currencies. Although the Company cannot predict future movements in currency exchange rates, the strength of the U.S. dollar, primarily against the Euro, if sustained during the remainder of 2001, could continue to have an unfavorable impact on operating revenues and operating companies income comparisons with 2000.

Reported interest and other debt expense, net, increased $808 million in the first nine months of 2001 over $381 million in the first nine months of 2000. This increase was due primarily to notes issued to Philip Morris in the fourth quarter of 2000 in connection with the acquisition of Nabisco. On a pro forma basis, interest and other debt expense, net, decreased $108 million in the first nine months of 2001 from $995 million in the first nine months of 2000. This decrease in pro forma interest expense is due to the reduction of debt and ongoing efforts to externally refinance debt payable to Philip Morris in the current low interest rate environment.

During the first nine months of 2001, the Company's reported effective tax rate increased by 4.0 percentage points to 45.4% as compared to the first nine months of 2000, due primarily to higher goodwill amortization, which is not tax deductible, related to the acquisition of Nabisco.

Reported diluted and basic earnings per share ("EPS"), which were both $0.85 for the first nine months of 2001, decreased by 22.0% from the first nine months of 2000, due primarily to higher levels of goodwill amortization and interest expense associated with the acquisition of Nabisco. Reported net earnings of $1,334 million for the first nine months of 2001 decreased $252 million (15.9%) from the comparable period of 2000. On a pro forma basis, diluted and basic EPS, which were both $0.89 for the first nine months of 2001, increased by 15.6% from the first nine months of 2000, due primarily to higher operating results in all segments. Pro forma net earnings of $1,536 million for the first nine months of 2001 increased $207 million (15.6%) from the comparable period of 2000.

                                                              For the Three Months Ended September 30,
                                                              ----------------------------------------
                                                                 2001                          2000
                                                                 ----                          ----
                                                               (in millions, except per share data)
Reported volume (in pounds)                                      4,204                         3,123
    Volume of businesses sold                                                                    (22)
    Nabisco volume                                                                               980
                                                               -------                       -------
Pro forma volume (in pounds)                                     4,204                         4,081
                                                               =======                       =======


Reported operating revenues                                    $ 8,056                       $ 6,215
    Operating revenues of businesses sold                                                        (40)
    Nabisco operating revenues                                                                 1,935
                                                               -------                       -------
Pro forma operating revenues                                   $ 8,056                       $ 8,110
                                                               =======                       =======


Reported operating companies income                            $ 1,460                       $ 1,243
    Operating companies income of businesses sold                                                (13)
    Integration costs                                               37
    Gain on sale of a French confectionery business                                             (139)
    Nabisco operating companies income                                                           272
                                                               -------                       -------
Pro forma operating companies income                           $ 1,497                       $ 1,363
                                                               =======                       =======

                                                                       For the Three Months Ended September 30,
                                                                       ----------------------------------------
                                                                           2001                         2000
                                                                           ----                         -----
                                                                          (in millions, except per share data)
Reported net earnings                                                    $   503                      $   548
    Nabisco results *                                                                                    (137)
    Lower after-tax interest expense
       assuming a January 1, 2000 IPO date                                                                 91
    After-tax effect of the gain on sale of a French confectionery
       business in 2000 and integration costs in 2001                         19                          (82)
                                                                         -------                      -------
Pro forma net earnings                                                   $   522                      $   420
                                                                         =======                      =======

    Weighted average shares outstanding                                    1,735                        1,455
    Adjustment to reflect shares
       outstanding after IPO                                                                              280
                                                                         -------                      -------
    Pro forma shares outstanding                                           1,735                        1,735
                                                                         =======                      =======
Pro forma diluted earnings per share                                     $  0.30                      $  0.24
                                                                         =======                      =======

* Nabisco results include goodwill amortization and interest expense as if Nabisco had been acquired on January 1, 2000.

Results of Operations for the Three Months Ended September 30, 2001
Reported volume for the third quarter of 2001 increased 1,081 million pounds (34.6%) over the comparable 2000 period, due primarily to the acquisition of Nabisco. Pro forma volume increased 3.0% from the third quarter of 2000, due to increases in Kraft Foods North America and Kraft Foods International.

Reported operating revenues for the third quarter of 2001 increased $1,841 million (29.6%) over the comparable 2000 period, due primarily to the acquisition of Nabisco. Pro forma operating revenues decreased slightly from the third quarter of 2000, as the adverse effect of currency exchange rates and lower sales prices on coffee products (driven primarily by commodity-related price declines) and unfavorable product mix were mostly offset by higher volume.

Reported operating companies income increased $217 million (17.5%) over the third quarter of 2000, due primarily to the acquisition of Nabisco. On a pro forma basis, operating companies income increased $134 million (9.8%), due primarily to higher results in all segments.

Currency movements have decreased operating revenues by $161 million and operating companies income by $17 million from the third quarter of 2000. Declines in operating revenues and operating companies income are primarily due to the strength of the U.S. dollar against the Euro and certain Asian and Latin American currencies. Although the Company cannot predict future movements in currency rates, the strength of the U.S. dollar, primarily against the Euro, if sustained during the remainder of 2001, could continue to have an unfavorable impact on operating revenues and operating companies income comparisons with 2000.

Reported interest and other debt expense, net, increased $134 million in the third quarter of 2001 over $122 million in the third quarter of 2000. This increase was due primarily to notes issued to Philip Morris in the fourth quarter of 2000 in connection with the acquisition of Nabisco. On a pro forma basis, interest and other debt expense, net, decreased $71 million in the third quarter of 2001 from $327 million in the third quarter of 2000. This decrease in pro forma interest expense is due to the reduction of debt and the ongoing efforts to externally refinance debt payable to Philip Morris in the current low interest rate environment.

During the third quarter of 2001, the Company's effective tax rate increased by
3.9 percentage points to 45.3% as compared to the third quarter of 2000, due primarily to higher goodwill amortization, which is not tax deductible, related to the acquisition of Nabisco.

Reported diluted and basic EPS, which were both $0.29 for the third quarter of 2001, decreased by 23.7% from the third quarter of 2000, due primarily to higher levels of goodwill amortization and interest expense associated with the acquisition of Nabisco. Reported net earnings of $503 million for the third quarter of 2001 decreased $45 million (8.2%) from the comparable period of 2000. However, on a pro forma basis, diluted and basic EPS, which were both $0.30 for the third quarter of 2001, increased by 25.0% from the third quarter of 2000, due primarily to higher operating results in all segments. Pro forma net earnings of $522 million for the third quarter of 2001 increased $102 million (24.3%) from the comparable period of 2000.

Euro
----

Twelve of the fifteen member countries of the European Union have established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency--the Euro. Beginning in January 2002, new Euro-denominated currency (bills and coins) will be issued, and legacy currencies will be withdrawn from circulation. The Company's operating subsidiaries affected by the Euro conversion have addressed the systems and business issues raised by the Euro currency conversion. These issues include, among others: (1) the need to adapt computer and other business systems and equipment to accommodate Euro-denominated transactions; and (2) the competitive impact of cross-border price transparency, which may make it more difficult for businesses to charge different prices for the same products on a country-by-country basis, particularly once the Euro currency is issued in 2002. The Euro conversion has not had, and the Company currently anticipates that it will not have, a material adverse impact on its financial condition or results of operations.

Operating Results by Business Segment
-------------------------------------

Kraft Foods North America
-------------------------

Operating Results

                                                       For the Nine Months Ended September 30,
                                                       ---------------------------------------
                                                            2001                2000
                                                            ----                ----
                                                                 (in millions)
Reported volume (in pounds):
    Cheese, Meals and Enhancers                               3,945              3,609
    Biscuits, Snacks and Confectionery                        1,720                 37
    Beverages, Desserts and Cereals                           2,649              2,386
    Oscar Mayer and Pizza                                     1,184              1,138
                                                             ------             ------
Total reported volume (in pounds)                             9,498              7,170
    Volume of businesses sold:
       Cheese, Meals and Enhancers                                                  (6)
    Estimated impact of century date change:
       Cheese, Meals and Enhancers                                                  16
       Biscuits, Snacks and Confectionery                                            1
       Beverages, Desserts and Cereals                                              19
       Oscar Mayer and Pizza                                                         5
    Nabisco volume:
       Cheese, Meals and Enhancers                                                 317
       Biscuits, Snacks and Confectionery                                        1,663
       Beverages, Desserts and Cereals                                              49
                                                             ------             ------
    Pro forma volume (in pounds)                              9,498              9,234
                                                             ======             ======

                                                               For the Nine Months Ended September 30,
                                                               ---------------------------------------
                                                                     2001                  2000
                                                                     ----                  ----
                                                                           (in millions)
Reported operating revenues:
    Cheese, Meals and Enhancers                                    $  7,680             $  6,976
    Biscuits, Snacks and Confectionery                                4,310                  222
    Beverages, Desserts and Cereals                                   4,106                4,015
    Oscar Mayer and Pizza                                             2,759                2,609
                                                                   --------             --------
Total reported operating revenues                                    18,855               13,822
    Operating revenues of businesses sold:
       Cheese, Meals and Enhancers                                                           (10)
    Estimated impact of century date change:
       Cheese, Meals and Enhancers                                                            34
       Biscuits, Snacks and Confectionery                                                      3
       Beverages, Desserts and Cereals                                                        22
       Oscar Mayer and Pizza                                                                  12
    Nabisco operating revenues:
       Cheese, Meals and Enhancers                                                           649
       Biscuits, Snacks and Confectionery                                                  3,976
       Beverages, Desserts and Cereals                                                       105
                                                                   --------             --------
Pro forma operating revenues                                        $18,855              $18,613
                                                                   ========             ========


Reported operating companies income:
    Cheese, Meals and Enhancers                                     $ 1,587              $ 1,437
    Biscuits, Snacks and Confectionery                                  689                   64
    Beverages, Desserts and Cereals                                     947                  870
    Oscar Mayer and Pizza                                               456                  425
                                                                   --------             --------
Total reported operating companies income                             3,679                2,796
    Operating companies income of businesses sold:
       Cheese, Meals and Enhancers                                                            (4)
    Estimated impact of century date change:
       Cheese, Meals and Enhancers                                                            15
       Biscuits, Snacks and Confectionery                                                      1
       Beverages, Desserts and Cereals                                                         7
       Oscar Mayer and Pizza                                                                   4
    Loss on sale of a North American food factory and
     integration costs:
       Cheese, Meals and Enhancers                                       60
       Beverages, Desserts and Cereals                                    6
    Nabisco operating companies income:
       Cheese, Meals and Enhancers                                                           152
       Biscuits, Snacks and Confectionery                                                    484
       Beverages, Desserts and Cereals                                                        12
                                                                   --------              -------
Pro forma operating companies income                               $  3,745              $ 3,467
                                                                   ========              =======

Reported volume for the first nine months of 2001 increased 32.5% over the comparable period of 2000, due primarily to the acquisition of Nabisco. On a pro forma basis, volume for the first nine months of 2001 increased 2.9% over the comparable period of 2000, due primarily to increased shipments in the Beverages, Desserts and Cereals segment and the Oscar Mayer and Pizza segment, as well as contributions from new products.

During the first nine months of 2001, reported operating revenues increased $5,033 million (36.4%) over the first nine months of 2000, due primarily to the acquisition of Nabisco ($4,843 million), higher volume/mix ($184 million) and the shift in CDC revenues ($71 million), partially offset by unfavorable currency movements ($68 million). On a pro forma basis, operating revenues increased 1.3%, due primarily to higher revenues from the Biscuits, Snacks and Confectionery segment and the Oscar Mayer and Pizza segment.

Reported operating companies income for the first nine months of 2001 increased $883 million (31.6%) over the comparable period of 2000, due primarily to the acquisition of Nabisco ($834 million), higher volume/mix ($131 million), lower marketing, administration and research costs ($101 million) and the shift in CDC income ($27 million), partially offset by unfavorable margins due primarily to higher dairy commodity costs ($88 million) and the loss on the sale of a North American food factory and integration costs ($66 million). On a pro forma basis, operating companies income increased 8.0%.

The following discusses operating results within each of Kraft Foods North America's business segments.

Cheese, Meals and Enhancers. Reported volume in the first nine months of 2001 increased 9.3% over the comparable period of 2000, due primarily to the acquisition of Nabisco. On a pro forma basis, volume in the first nine months of 2001 increased slightly over the comparable period of 2000, as increased shipments to grocery customers were partially offset by lower U.S. foodservice volume. Meals recorded volume gains, reflecting higher shipments of macaroni and cheese dinners. In Canada, shipments increased as a result of higher consumption of branded products and new product introductions. Cheese shipments declined due to the Company's decision to exit the lower-margin, non-branded cheese business.

During the first nine months of 2001, reported operating revenues increased $704 million (10.1%) over the first nine months of 2000, due primarily to the acquisition of Nabisco ($654 million), higher pricing ($47 million), higher volume/mix ($31 million) and the shift in CDC revenues ($34 million), partially offset by unfavorable currency movements ($54 million). On a pro forma basis, operating revenues increased slightly over the comparable period of 2000, as higher pricing and volume were mostly offset by unfavorable currency.

Reported operating companies income for the first nine months of 2001 increased $150 million (10.4%) over the comparable period of 2000, due primarily to the acquisition of Nabisco ($175 million), lower marketing, administration and research costs ($88 million), higher volume/mix ($55 million) and the shift in CDC income ($15 million), partially offset by unfavorable margins due to higher dairy commodity costs ($100 million) and the loss on the sale of a North American food factory and integration costs ($60 million). On a pro forma basis, operating companies income increased 2.9%.

Biscuits, Snacks and Confectionery. Reported volume in the first nine months of 2001 increased more than 100% over the comparable period of 2000, due to the acquisition of Nabisco. On a pro forma basis, volume in the first nine months of 2001 increased 1.1% over the comparable period in 2000, due primarily to new product introductions in biscuits and confectionery. In salty snacks, volume declined due primarily to lower shipments of nuts to non-grocery channels.

During the first nine months of 2001, reported operating revenues increased $4,088 million or more than 100% over the first nine months of 2000, due to the acquisition of Nabisco. On a pro forma basis, operating revenues increased 2.6%, due primarily to higher volume driven by new biscuit and confectionery products.

Reported operating companies income for the first nine months of 2001 increased $625 million, or more than 100% over the comparable period of 2000, due to the acquisition of Nabisco ($650 million), partially offset by higher marketing, administration and research costs ($27 million). On a pro forma basis, operating companies income increased 25.5%, due primarily to higher volume from new biscuit and confectionery products and productivity and synergy savings resulting from the Nabisco acquisition.

Beverages, Desserts and Cereals. Reported volume in the first nine months of 2001 increased 11.0% over the comparable period in 2000, including the acquisition of Nabisco. On a pro forma basis, volume in the first nine months of 2001 increased 7.9% over the comparable period of 2000, due primarily to beverages, where volume increased due primarily to increased shipments of ready-to-drink products. Volume in coffee declined slightly as lower shipments of Maxwell House were partially offset by an increase in Starbucks coffee sold through grocery stores. In the desserts business, volume was below the prior year, as lower shipments of dry packaged and refrigerated ready-to-eat desserts were partially offset by increases in shelf-stable puddings and nutrition and energy snack bars. Cereal volume declined due primarily to increased competition in the ready-to-eat cereal category.

During the first nine months of 2001, reported operating revenues increased $91 million (2.3%) over the first nine months of 2000, due primarily to higher volume/mix ($22 million), the acquisition of Nabisco ($88 million), the acquisition of Balance Bar Co. ($19 million) and the shift in CDC revenues ($22 million), partially offset by lower pricing ($60 million, due primarily to lower coffee commodity-related price reductions). On a pro forma basis, operating revenues decreased 0.9%, reflecting commodity-related price reductions on coffee products and lower shipments in desserts and cereals.

Reported operating companies income for the first nine months of 2001 increased $77 million (8.9%) over the comparable period of 2000, primarily reflecting lower marketing, administration and research costs ($47 million), higher margins ($41 million), the acquisition of Nabisco ($9 million) and the shift in CDC income ($7 million), partially offset by integration costs ($6 million). On a pro forma basis, operating companies income increased 7.2%.

Oscar Mayer and Pizza. Reported volume in the first nine months of 2001 increased 4.0% over the comparable period of 2000, due to volume gains in processed meats and pizza. Adjusting for the shift in CDC shipments, volume in the first nine months of 2001 increased 3.6%. The processed meats business recorded volume gains in luncheon meats, hot dogs, bacon and soy-based meat alternatives. Volume in the pizza business also increased, driven by new products.

During the first nine months of 2001, reported operating revenues increased $150 million (5.7%) over the first nine months of 2000 due primarily to higher volume/mix ($131 million), the shift in CDC revenues ($12 million) and the acquisition of Boca Burger, Inc. Adjusting for the shift in CDC revenues, operating revenues increased 5.3%.

Reported operating companies income for the first nine months of 2001 increased $31 million (7.3%) over the comparable period of 2000 primarily reflecting higher volume/mix ($72 million) and the shift in CDC income ($4 million), partially offset by unfavorable margins ($29 million, due primarily to higher meat and cheese commodity costs) and higher marketing, administration and research costs. Adjusting for the shift in CDC income, operating companies income increased 6.3%.

Kraft Foods International
-------------------------

Operating Results

                                                                              For the Nine Months Ended September 30,
                                                                              ---------------------------------------
                                                                                2001                           2000
                                                                               ------                         ------
                                                                                           (in millions)
Reported volume (in pounds):
    Europe, Middle East and Africa                                             1,999                          1,996
    Latin America and Asia Pacific                                             1,499                            578
                                                                           ---------                       --------
Total reported volume (in pounds)                                              3,498                          2,574
    Volume of businesses sold:
       Europe, Middle East and Africa                                                                           (38)
       Latin America and Asia Pacific                                            (10)                           (29)
    Estimated impact of century date change:
       Europe, Middle East and Africa                                                                             7
       Latin America and Asia Pacific                                                                             7
    Nabisco volume:
       Europe, Middle East and Africa                                                                            28
       Latin America and Asia Pacific                                                                           797
                                                                            --------                       --------
Pro forma volume (in pounds)                                                   3,488                          3,346
                                                                            ========                       ========

Reported operating revenues:
    Europe, Middle East and Africa                                          $  4,477                       $  4,912
    Latin America and Asia Pacific                                             1,783                            915
                                                                            --------                       --------
Total reported operating revenues                                              6,260                          5,827
    Operating revenues of businesses sold:
       Europe, Middle East and Africa                                                                          (130)
       Latin America and Asia Pacific                                             (4)                           (17)
    Estimated impact of century date change:
       Europe, Middle East and Africa                                                                            14
       Latin America and Asia Pacific                                                                            12
    Nabisco operating revenues:
       Europe, Middle East and Africa                                                                            32
       Latin America and Asia Pacific                                                                           820
                                                                            --------                        -------
Pro forma operating revenues                                                $  6,256                        $ 6,558
                                                                            ========                        =======

Reported operating companies income:
    Europe, Middle East and Africa                                          $    563                        $   715
    Latin America and Asia Pacific                                               251                            130
                                                                            --------                        -------
Total reported operating companies income                                        814                            845
    Operating companies income of businesses sold:
       Europe, Middle East and Africa                                                                           (31)
       Latin America and Asia Pacific                                             (1)                            (2)
    Estimated impact of century date change:
       Europe, Middle East and Africa                                                                             8
       Latin America and Asia Pacific                                                                             5
    Gain on sale of a French confectionery business:
       Europe, Middle East and Africa                                                                          (139)
    Nabisco operating companies income:
       Latin America and Asia Pacific                                                                            65
                                                                            --------                        -------
Pro forma operating companies income                                        $    813                        $   751
                                                                            ========                        =======

Reported volume for the first nine months of 2001 increased 35.9% over the first nine months of 2000, due primarily to the acquisition of Nabisco. On a pro forma basis, volume for the first nine months of 2001 increased 4.2% over the comparable period of 2000, benefiting from gains across most consumer sectors and driven by continued growth in the developing markets of Central and Eastern Europe, Latin America and Asia Pacific.

During the first nine months of 2001, reported operating revenues increased $433 million (7.4%) over the first nine months of 2000, due primarily to the acquisition of Nabisco ($880 million), higher volume/mix ($46 million) and the shift in CDC revenues ($26 million), partially offset by unfavorable currency movements ($453 million), the revenues of divested businesses ($143 million) and lower pricing (due primarily to commodity-related coffee price decreases). On a pro forma basis, operating revenues decreased 4.6%, reflecting unfavorable currency movements and commodity-related coffee price decreases.

Reported operating companies income for the first nine months of 2001 decreased $31 million (3.7%) from the first nine months of 2000, due primarily to the gain on the French Confectionery Sale in 2000 ($139 million), unfavorable currency ($54 million), and income of divested businesses ($32 million), partially offset by the acquisition of Nabisco ($69 million), lower marketing, administration and research costs ($47 million), higher volume/mix ($25 million), favorable margins ($27 million) and the shift in CDC income ($13 million). On a pro forma basis, operating companies income increased 8.3%.

The following discusses operating results within each of Kraft Foods International's business segments.

Europe, Middle East and Africa. Reported and pro forma volume for the first nine months of 2001 increased slightly from the comparable period of 2000, as gains in the developing markets of Central and Eastern Europe and growth in many Western European markets were mostly offset by lower volume in Germany, reflecting increased price competition and trade inventory reductions, and lower canned meats volume in Italy. In beverages, volume increased in both coffee and refreshment beverages. Coffee volume grew in many markets including Romania, Morocco and Bulgaria, which benefited from recent acquisitions. Refreshment beverages volume increased, driven by higher sales to the Middle East and Africa. Snacks volume increased, driven by confectionery and salty snacks. Cheese volume grew, driven primarily by cream cheese in Italy and process cheese spreads in the United Kingdom, partially offset by lower cheese volume in Germany reflecting increased price competition. In grocery, lower volume in Germany was partially offset by higher shipments of dressings in Spain, Greece and the United Kingdom.

Reported operating revenues for the first nine months of 2001 decreased $435 million (8.9%) from the comparable period of 2000, due primarily to unfavorable currency movements ($309 million), revenues from divested businesses ($130 million) and lower pricing ($73 million, primarily coffee pricing), partially offset by the acquisition of Nabisco ($32 million), higher volume/mix ($13 million), the 2001 acquisitions of coffee businesses in Romania, Morocco and Bulgaria ($18 million) and the shift in CDC revenues ($14 million). On a pro forma basis, operating revenues decreased 7.3%, reflecting unfavorable currency movements and commodity-related coffee price decreases.

Reported operating companies income for the first nine months of 2001 decreased $152 million (21.3%) from the comparable period of 2000, due primarily to the gain on the French Confectionery Sale in 2000 ($139 million), unfavorable currency movements ($34 million) and income from divested businesses ($31 million), partially offset by higher volume/mix ($21 million), favorable margins ($17 million) and the shift in CDC income ($8 million). On a pro forma basis, operating companies income increased 1.8%.

Latin America and Asia Pacific. Reported volume for the first nine months of 2001 increased more than 100% from the comparable period in 2000, due primarily to the acquisition of Nabisco. On a pro forma basis, volume for the first nine months of 2001 increased 10.1% over the comparable period of 2000, due to gains across most consumer sectors. Beverages volume increased, due primarily to growth in refreshment beverages, including powdered soft drinks in Brazil, China and the Philippines and juice concentrate in Brazil. Snacks volume increased, driven primarily by higher biscuits volume in Brazil and China, partially offset by lower volume in

Argentina, due to economic weakness. In confectionery, volume was lower, as a decline in chocolate confectionery in Brazil was partially offset by gains in chewy candy in China. Cheese volume increased due primarily to cream cheese in Australia and the Caribbean, and process cheese in the Philippines. Grocery volume was higher, due primarily to gains in Latin America.

During the nine months of 2001, reported operating revenues increased $868 million (94.9%) over the first nine months of 2000, due primarily to the acquisition of Nabisco ($848 million), higher volume/mix ($33 million) and the shift in CDC revenues ($12 million), partially offset by unfavorable currency movements ($144 million). On a pro forma basis, operating revenues increased 2.8%.

Reported operating companies income for the first nine months of 2001 increased $121 million (93.1%) over the comparable period of 2000, due primarily to the acquisition of Nabisco ($71 million), lower marketing, administration and research costs ($41 million), higher margins ($10 million), higher volume/mix and the shift in CDC income ($5 million), partially offset by unfavorable currency movements ($20 million). On a pro forma basis, operating companies income increased 26.3%.


Kraft Foods North America
-------------------------

Operating Results

                                                                              For the Three Months Ended September 30,
                                                                              ----------------------------------------
                                                                                2001                           2000
                                                                               ------                         ------
                                                                                           (in millions)
Reported volume (in pounds):
    Cheese, Meals and Enhancers                                                1,221                          1,125
    Biscuits, Snacks and Confectionery                                           584                             13
    Beverages, Desserts and Cereals                                              853                            760
    Oscar Mayer and Pizza                                                        384                            372
                                                                            --------                        -------
Total reported volume (in pounds)                                              3,042                          2,270
    Nabisco volume:
       Cheese, Meals and Enhancers                                                                              107
       Biscuits, Snacks and Confectionery                                                                       573
       Beverages, Desserts and Cereals                                                                           18
                                                                           ---------                      ---------
Pro forma volume (in pounds)                                                   3,042                          2,968
                                                                           =========                      =========

Reported operating revenues:
    Cheese, Meals and Enhancers                                            $   2,438                      $   2,237
    Biscuits, Snacks and Confectionery                                         1,479                             82
    Beverages, Desserts and Cereals                                            1,225                          1,188
    Oscar Mayer and Pizza                                                        913                            872
                                                                          ----------                      ---------
Total reported operating revenues                                              6,055                          4,379
    Nabisco operating revenues:
       Cheese, Meals and Enhancers                                                                              210
       Biscuits, Snacks and Confectionery                                                                     1,397
       Beverages, Desserts and Cereals                                                                           38
                                                                           ---------                      ---------
Pro forma operating revenues                                               $   6,055                      $   6,024
                                                                           =========                      =========

                                                                              For the Three Months Ended September 30,
                                                                              ----------------------------------------
                                                                                2001                           2000
                                                                               ------                         ------
                                                                                           (in millions)
Reported operating companies income:
    Cheese, Meals and Enhancers                                             $    494                        $   456
    Biscuits, Snacks and Confectionery                                           278                             24
    Beverages, Desserts and Cereals                                              267                            240
    Oscar Mayer and Pizza                                                        144                            134
                                                                            --------                        -------
Total reported operating companies income                                      1,183                            854
    Integration Costs:
       Cheese, Meals and Enhancers                                                31
       Beverages, Desserts and Cereals                                             6
    Nabisco operating companies income:
       Cheese, Meals and Enhancers                                                                               51
       Biscuits, Snacks and Confectionery                                                                       196
       Beverages, Desserts and Cereals                                                                            6
                                                                            --------                        -------
Pro forma operating companies income                                        $  1,220                        $ 1,107
                                                                            ========                        =======

Reported volume for the third quarter of 2001 increased 34.0% over the comparable period of 2000, due primarily to the acquisition of Nabisco. On a pro forma basis, volume for the third quarter of 2001 increased 2.5%, due primarily to higher volume in the Beverages, Desserts and Cereals segment and the Oscar Mayer and Pizza segment, as well as contributions from new products.

During the third quarter of 2001, reported operating revenues increased $1,676 million (38.3%) over the third quarter of 2000, due primarily to the acquisition of Nabisco ($1,639 million) and higher volume/mix ($36 million), partially offset by unfavorable currency movements ($19 million). On a pro forma basis, operating revenues increased slightly, as the impact of higher volume was partially offset by unfavorable currency movements, lower coffee pricing due to declines in commodity costs and unfavorable product mix.

Reported operating companies income for the third quarter of 2001 increased $329 million (38.5%) over the comparable period of 2000, primarily reflecting the acquisition of Nabisco ($321 million), lower marketing, administration and research costs ($107 million) and higher volume/mix ($28 million), partially offset by unfavorable margins ($79 million) and integration costs ($37 million). On a pro forma basis, operating companies income increased 10.2%.

The following discusses operating results within each of Kraft Foods North America's business segments.

Cheese, Meals and Enhancers. Reported volume in the third quarter of 2001 increased 8.5% over the comparable period of 2000, due primarily to the acquisition of Nabisco. On a pro forma basis, volume in the third quarter of 2001 decreased 0.9% from the comparable period in 2000, due to the Company's decision to exit lower-margin, non-branded businesses in both cheese and U.S. Foodservice. Volume gains in meals reflected higher shipments of dinners. In Canada, increased shipments were driven by higher consumption of branded products and new product introductions.

During the third quarter of 2001, reported operating revenues increased $201 million (9.0%) over the third quarter of 2000, due primarily to the acquisition of Nabisco ($207 million) and higher pricing ($29 million), partially offset by lower volume/mix ($22 million) and unfavorable currency movements ($14 million). On a pro forma basis, operating revenues decreased 0.4%.

Reported operating companies income for the third quarter of 2001 increased $38 million (8.3%) over the comparable period of 2000, due primarily to the acquisition of Nabisco ($58 million), lower marketing, administration and research costs ($89 million), partially offset by higher costs ($76 million, driven by higher cheese commodity costs) and integration costs ($31 million). On a pro forma basis, operating companies income increased 3.6%.

Biscuits, Snacks and Confectionery. Reported volume in the third quarter of 2001 increased more than 100% over the comparable period in 2000, due to the acquisition of Nabisco. On a pro forma basis, volume in the third quarter of 2001 decreased 0.3% from the comparable period in 2000, due primarily to lower volume in confectionery and snacks, partially offset by volume gains in biscuits. In salty snacks, volume declined, due primarily to lower shipments of nuts to non-grocery channels. In biscuits, volume was higher, driven by crackers and pet snacks as well as new product introductions.

During the third quarter of 2001, reported operating revenues increased $1,397 million, more than 100% over the third quarter of 2000, due to the acquisition of Nabisco. On a pro forma basis, operating revenues were equal with the results from the comparable period of 2000.

Reported operating companies income for the third quarter of 2001 increased $254 million, more than 100%, from the comparable period of 2000, primarily reflecting the acquisition of Nabisco. On a pro forma basis, operating companies income increased 26.4%, due primarily to productivity and synergy savings resulting from the Nabisco acquisition.

Beverages, Desserts and Cereals. Reported volume in the third quarter of 2001 increased 12.2% over the comparable period of 2000, due primarily to volume gains in beverages and the acquisition of Nabisco. On a pro forma basis, volume in the third quarter of 2001 increased 9.6% over the comparable period of 2000, due primarily to volume gains in ready-to-drink refreshment beverages, resulting from new product introductions. Powdered soft drinks volume also increased due to merchandising programs. Desserts volume was down as lower shipments of dry packaged desserts were partially offset by gains in ready-to-eat desserts. Cereal volume declined due primarily to increased competition in the ready-to-eat cereal category.

During the third quarter of 2001, reported operating revenues increased $37 million (3.1%) from the third quarter of 2000, due primarily to higher volume/mix ($19 million) and the acquisition of Nabisco ($29 million), partially offset by lower pricing ($11 million, resulting from commodity-related price decreases on coffee). On a pro forma basis, operating revenues decreased 0.1%.

Reported operating companies income for the third quarter of 2001 increased $27 million (11.3%) over the comparable period of 2000, primarily reflecting favorable margins ($22 million) and lower marketing, administration and research costs ($18 million), partially offset by integration costs ($6 million). On a pro forma basis, operating companies income increased 11.0%.

Oscar Mayer and Pizza. Volume in the third quarter of 2001 increased 3.2% over the comparable period in 2000, due to gains across all major categories. The processed meats business recorded volume gains in luncheon meats, hot dogs, lunch combinations and soy-based meat alternatives. Volume in the pizza business benefited from new products.

During the third quarter of 2001, operating revenues increased $41 million (4.7%) over the third quarter of 2000, due primarily to higher volume/mix ($40 million).

Operating companies income for the third quarter of 2001 increased $10 million (7.5%) over the comparable period of 2000, primarily reflecting lower marketing, administration and research costs ($18 million) and higher volume/mix ($17 million), partially offset by unfavorable margins ($25 million, driven by higher meat and cheese commodity costs).

Kraft Foods International
-------------------------

Operating Results

                                                                              For the Three Months Ended September 30,
                                                                              ----------------------------------------
                                                                                  2001                         2000
                                                                                  ----                         ----
                                                                                            (in millions)
Reported volume (in pounds):
    Europe, Middle East and Africa                                               657                            658
    Latin America and Asia Pacific                                               505                            195
                                                                            --------                       --------
Total reported volume (in pounds)                                              1,162                            853
    Volume of businesses sold:
       Europe, Middle East and Africa                                                                           (10)
       Latin America and Asia Pacific                                                                           (12)
    Nabisco volume:
       Europe, Middle East and Africa                                                                             9
       Latin America and Asia Pacific                                                                           273
                                                                            --------                       --------
Pro forma volume (in pounds)                                                   1,162                          1,113
                                                                            ========                       ========


Reported operating revenues:
    Europe, Middle East and Africa                                          $  1,427                       $  1,552
    Latin America and Asia Pacific                                               574                            284
                                                                            --------                       --------
Total reported operating revenues                                              2,001                          1,836
    Operating revenues of businesses sold:
       Europe, Middle East and Africa                                                                           (33)
       Latin America and Asia Pacific                                                                            (7)
    Nabisco operating revenues:
       Europe, Middle East and Africa                                                                            10
       Latin America and Asia Pacific                                                                           280
                                                                            --------                       --------
Pro forma operating revenues                                                $  2,001                       $  2,086
                                                                            ========                       ========


Reported operating companies income:
    Europe, Middle East and Africa                                          $    199                       $    350
    Latin America and Asia Pacific                                                78                             39
                                                                            --------                       --------
Total reported operating companies income                                        277                            389
    Operating companies income of businesses sold:
       Europe, Middle East and Africa                                                                           (12)
       Latin America and Asia Pacific                                                                            (1)
    Gain on sale of a French confectionery business:
       Europe, Middle East and Africa                                                                          (139)
    Nabisco operating companies income:
       Europe, Middle East and Africa                                                                            (1)
       Latin America and Asia Pacific                                                                            20
                                                                            --------                       --------
Pro forma operating companies income                                        $    277                       $    256
                                                                            ========                       ========


Reported volume for the third quarter of 2001 increased 36.2% over the comparable period in 2000, due primarily to the acquisition of Nabisco. On a pro forma basis, volume for the third quarter of 2001 increased 4.4% over the comparable period of 2000, due primarily to gains across most consumer sectors and growth in the developing markets of Central and Eastern Europe, Latin America and Asia Pacific.

Reported operating revenues for the third quarter of 2001 increased $165 million (9.0%) over the third quarter of 2000, due primarily to the acquisition of Nabisco ($289 million) and higher volume/mix, partially offset by unfavorable currency movements ($142 million) and revenues from divested businesses ($40 million). On a pro forma basis, operating revenues decreased 4.1%, reflecting unfavorable currency movements and commodity-related coffee price decreases.

Reported operating companies income for the third quarter of 2001 decreased $112 million (28.8%) from the third quarter of 2000, due primarily to the gain on the French Confectionery Sale in 2000 ($139 million), unfavorable currency ($14 million) and income from divested businesses ($13 million), partially offset by the acquisition of Nabisco ($22 million), favorable margins ($14 million) and lower marketing, administration and research costs ($13 million). On a pro forma basis, operating companies income increased 8.2%.

The following discusses operating results within each of Kraft Foods International's business segments.

Europe, Middle East and Africa. Reported volume for the third quarter of 2001 decreased 0.2% from the comparable period of 2000. On a pro forma basis, volume in the third quarter of 2001 was equal with the results from the comparable period in 2000, as gains in the developing markets of Central and Eastern Europe and growth in Austria, Greece, Norway, Spain, Sweden and the United Kingdom were offset by lower volumes in Germany and Italy. Snacks volume increased, driven by confectionery and salty snacks. Overall growth in confectionery, which included several new product introductions was moderated by a shortfall in Germany, due to increased price competition and trade inventory reductions. Volume for salty snacks also grew, driven by gains in Lithuania and the Ukraine. In beverages, volume growth was driven by coffee and refreshment beverages. Coffee volume grew in many markets including Romania, Morocco and Bulgaria, which benefited from recent acquisitions. In Germany, coffee volume declined reflecting trade inventory reductions. Refreshment beverages volume increased, driven by higher shipments to the Middle East and Africa. Cheese volume declined, as lower volume in Germany, reflecting increased price competition, was partially offset by higher cream cheese volume in Belgium, Italy, Spain and Away from Home markets. In grocery, lower volume was due to a shortfall in Germany, reflecting aggressive competition and a difficult trade environment. Convenient meals volume was down, due to lower canned meats volume in Italy, partially offset by new lunch combination products in the United Kingdom.

Reported operating revenues for the third quarter of 2001 decreased $125 million (8.1%) from the comparable period of 2000, due primarily to unfavorable currency movements ($85 million), revenues from divested businesses ($33 million) and lower pricing ($18 million, primarily coffee pricing), partially offset by the acquisition of Nabisco ($10 million). On a pro forma basis, operating revenues decreased 6.7%, reflecting unfavorable currency movements and commodity-related coffee price decreases.

Reported operating companies income for the third quarter of 2001 decreased $151 million (43.1%) from the comparable period of 2000, primarily reflecting a gain on the French Confectionery Sale in 2000 ($139 million), income from divested businesses ($12 million) and unfavorable currency movements ($7 million), partially offset by favorable margins. On a pro forma basis, operating companies income increased 0.5%.

Latin America and Asia Pacific. Reported volume for the third quarter of 2001 increased more than 100% over the comparable period of 2000, due primarily to the acquisition of Nabisco. On a pro forma basis, volume for the third quarter of 2001 increased 10.7%, driven by gains across most consumer sectors and in several countries including Australia, Brazil, China, Peru and the Philippines, partially offset by a decline in Argentina due to economic weakness. Snacks volume increased driven primarily by higher biscuits volume in Brazil, China and Peru. Beverages volume also increased due primarily to growth in refreshment beverages, including powdered soft drinks in Brazil and the Philippines and juice concentrate in Brazil. In cheese, volume increased due primarily to cream cheese volume in Australia and process cheese in the Philippines.

During the third quarter of 2001, reported operating revenues increased $290 million or more than 100% over the third quarter of 2000, due primarily to the acquisition of Nabisco ($279 million), higher volume/mix and higher pricing ($16 million), partially offset by unfavorable currency movements ($57 million). On a pro forma basis, operating revenues increased 3.1%.

Reported operating companies income for the third quarter of 2001 increased $39 million (100.0%) over the comparable period of 2000, due primarily to the acquisition of Nabisco ($23 million) and lower marketing, administration and research costs ($16 million). On a pro forma basis, operating companies income increased 34.5%.

Financial Review
----------------

Net Cash Provided by Operating Activities
-----------------------------------------

During the first nine months of 2001, net cash provided by operating activities was $1.4 billion compared with $2.1 billion in the comparable 2000 period. The decrease in net cash provided by operating activities reflects unusual timing of payments and receipts as follows:

o The estimated $155 million shift in cash outflows from the first quarter of 2000 to the fourth quarter of 1999 attributable to the century date change.

o The 53rd week in the fourth quarter of 2000 resulted in the collection of $80 million of accounts receivable from holiday sales. The Company would normally collect these receivables in the first quarter of 2001.

o The Company paid taxes of $76 million in the first quarter of 2001 related to the gain on the French Confectionery Sale in 2000.

o Interest payments in 2001 increased due primarily to an increase in debt related to the Nabisco acquisition.

Net Cash Used in Investing Activities
-------------------------------------

During the first nine months of 2001, net cash used in investing activities was $723 million, up from $663 million in 2000. This increase in net cash used primarily reflects an increase in capital expenditures and a decline in cash proceeds from businesses sold, partially offset by a decline in cash used for acquisitions.

Capital expenditures for the first nine months of 2001 were $691 million, up from $568 million in 2000. These additional expenditures were due primarily to the acquisition of Nabisco.

During the first nine months of 2000, the Company purchased Boca Burger, Inc. and Balance Bar Co. for an aggregate cost of $358 million. During the first nine months of 2001, the Company purchased coffee businesses in Romania, Morocco and Bulgaria for an aggregate purchase price of $80 million.

Net Cash Used in Financing Activities
-------------------------------------

During the first nine months of 2001, net cash used in financing activities was $700 million, down from $1.4 billion in 2000. The decline in the cash outflow was due primarily to the absence of any dividend payments in 2001 versus dividends paid to Philip Morris in 2000 when the Company was a wholly-owned subsidiary of Philip Morris.

Working Capital, Debt and Liquidity
-----------------------------------

The Company's working capital deficit at September 30, 2001 was $1.1 billion, as compared to a deficit of $438 million at December 31, 2000. Contributing to the 2001 deficit was the refinancing of two long-term Swiss franc notes payable to Philip Morris with short-term Swiss franc borrowings from Philip Morris, partially offset by a decrease in accounts payable, due primarily to the timing of payments; higher raw material purchases; and a decrease in accrued marketing costs.

The Company's total debt, including intercompany accounts payable to Philip Morris, was $16.7 billion at September 30, 2001, and $25.8 billion at December 31, 2000. The decrease was due primarily to the repayment of $8.4 billion of long-term notes payable to Philip Morris with the net proceeds from the IPO. The Company's debt-to-equity ratio was 0.72 at September 30, 2001 and 1.84 at December 31, 2000.

During the third quarter of 2001, the Company declared its first regular quarterly dividend of $0.13 per share on its Class A and Class B common stock, payable in October 2001. The present annualized dividend rate is $0.52 per common share. The declaration of dividends is subject to the discretion of the Company's board of directors and will depend on various factors, including the Company's net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by the Company's board of directors.

During the third quarter of 2001, the Company refinanced the remaining portion of an $11.0 billion long-term note-payable to Philip Morris with the proceeds from commercial paper borrowings. In addition, during the second quarter of 2001, the Company refinanced the two long-term Swiss franc notes payable to Philip Morris with short-term Swiss franc borrowings from Philip Morris at variable interest rates.

During the third quarter of 2001, in anticipation of a public bond offering, the Company converted the $4.0 billion, 7.40% note payable to Philip Morris, originally maturing in December 2002, into a 3.56125% note payable to Philip Morris maturing in November 2001. This short-term note has been reclassified as long-term on the Company's condensed consolidated balance sheet at September 30, 2001 based upon the Company's ability and intention to refinance these borrowings on a long-term basis. On November 2, 2001, the Company completed a $4.0 billion public global bond offering, the net proceeds of which were used to repay the 3.56125% short-term note payable to Philip Morris.

In July 2001, reflecting the Company's reduced requirements for credit facilities following the IPO, Philip Morris terminated an existing $9.0 billion 364-day revolving credit agreement that could have been transferred to the Company. Upon termination of this facility, the Company entered into agreements for a $2.0 billion 5-year revolving credit facility maturing in July 2006 and a $4.0 billion 364-day revolving credit facility maturing in July 2002. The Company intends to use these credit facilities to support commercial paper borrowings, the proceeds of which will be used for general corporate purposes. At September 30, 2001, $2.0 billion of commercial paper borrowings that the Company intends to refinance were reclassified as long-term debt. The Company may continue to refinance long-term and short-term debt from time to time. The nature and amount of the Company's long-term and short-term debt and the proportionate amount of each can be expected to vary as a result of future business requirements, market conditions and other factors. In addition, the Company maintains credit lines with a number of lending institutions amounting to approximately $430 million. The Company maintains these facilities primarily to meet short-term working capital needs of its international businesses. The Company believes that its cash from operations and existing credit facilities will be sufficient to meet its working capital needs, planned capital expenditures and payment of its anticipated quarterly dividends.

Market Risk
-----------

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

Foreign exchange rates. The Company is exposed to foreign currency exchange movements, primarily in European, Canadian, Asian and Latin American currencies. Consequently, it enters into various contracts, which change in value as foreign currency exchange rates fluctuate, to preserve the value of commitments and forecasted transactions. The Company uses foreign currency option and forward contracts to hedge certain transaction exposures and forecasted foreign currency cash flows. The Company also enters into short-term foreign currency swap contracts, primarily to hedge intercompany transactions denominated in foreign currencies. At September 30, 2001 and December 31, 2000, the Company had option and forward foreign exchange contracts with an aggregate notional amount of $611 million and $237 million, respectively, for both the purchase and/or sale of foreign currencies.

Commodities. The Company is exposed to price risk related to forecasted purchases of certain commodities used as raw materials by the Company's businesses. Accordingly, the Company enters into commodity future, forward and option contracts to manage fluctuations in prices of forecasted purchases, primarily cheese, coffee, cocoa, milk, sugar, wheat, soybean, corn and energy. At September 30, 2001 and December 31, 2000, the Company had net long commodity positions of $672 million and $617 million, respectively. Unrealized gains/losses on net commodity positions were immaterial at September 30, 2001 and December 31, 2000.

Interest rates. The Company intends to manage its exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in its total debt portfolio. At December 31, 2000, nearly all of the Company's debt was long-term at fixed rates, with the majority of it being indebtedness to Philip Morris maturing in 2002 and 2009. During the second quarter of 2001, the Company repaid a portion of that debt with proceeds from the IPO. In addition, the Company refinanced two long-term Swiss franc notes payable to Philip Morris with short-term Swiss franc borrowings from Philip Morris at variable interest rates. During the third quarter of 2001, the Company refinanced the remaining portion of an $11.0 billion long-term note-payable to Philip Morris with the proceeds from commercial paper borrowings.

During the third quarter of 2001, in anticipation of a public bond offering, the Company converted the $4.0 billion, 7.40% note payable to Philip Morris, originally maturing in December 2002, into a 3.56125% note payable to Philip Morris maturing in November 2001. This short-term note has been reclassified as long-term on the Company's condensed consolidated balance sheet at September 30, 2001 based upon the Company's ability and intention to refinance these borrowings on a long-term basis. On November 2, 2001, the Company completed a $4.0 billion public global bond offering, the net proceeds of which were used to repay the 3.56125% short-term note payable to Philip Morris.

At September 30, 2001, the Company had interest rate swap agreements which converted $102 million of fixed rate debt to variable rate debt of which $29 million will mature in 2003 and $73 million will mature in 2004.

                               -------------------

Use of the above-mentioned derivative financial instruments has not had a material impact on the Company's financial position at September 30, 2001 and December 31, 2000, or the Company's results of operations for the three and nine months ended September 30, 2001 or the year ended December 31, 2000.

                               -------------------

Contingencies
-------------

See Note 6 to the Condensed Consolidated Financial Statements for a discussion of contingencies.

New Accounting Standards
------------------------

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

The Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-14, "Accounting for Certain Sales Incentives". EITF Issue No. 00-14 addresses the recognition, measurement and statement of earnings classification for certain sales incentives and will be effective in the first quarter of 2002. As a result, certain items previously included in cost of sales and in marketing, administration and research costs on the consolidated statement of earnings will be recorded as a reduction of operating revenues. The Company has determined that the impact of adoption or subsequent application of EITF Issue No. 00-14 will not have a material effect on its consolidated financial position or results of operations. Upon adoption, prior period amounts, which are not expected to be significant, will be reclassified to conform to the new requirements. In addition, the EITF reached a consensus on EITF Issue No.
00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". EITF Issue No. 00-25 requires that certain expenses included in marketing, administration and research costs be recorded as a reduction of operating revenues and will be effective in the first quarter of 2002. The Company is currently in the process of determining the impact of EITF Issue No. 00-25.

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

Forward-Looking and Cautionary Statements
-----------------------------------------

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

Each of the Company's segments is subject to intense competition, changes in consumer preferences, the effects of changing prices for its raw materials and local economic conditions. Their results are dependent upon their continued ability to promote brand equity successfully, to anticipate and respond to new consumer trends, to develop new products and markets and to broaden brand portfolios, in order to compete effectively with lower priced products in a consolidating environment at the retail and manufacturing levels, and to improve productivity. The Company's results are also dependent on its ability to successfully integrate and derive cost savings from the integration of Nabisco's operations with the Company. In addition, the Company is subject to the effects of foreign economies, currency movements and fluctuations in levels of customer inventories. The food industry continues to be subject to the possibility that consumers could lose confidence in the safety and quality of certain food products. Developments in any of these areas, which are more fully described above and which descriptions are incorporated into this section by reference, could cause the Company's results to differ materially from results that have been or may be projected by or on behalf of the Company. The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

                           Part II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          Legal Proceedings
          -----------------

          The Company's subsidiaries are parties to a variety of legal proceedings arising out of the normal course of business, including the matters discussed below. While the results of litigation cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on our results of operations or financial position.

          National Cheese Exchange Cases: Since 1996, seven putative class actions have been filed by various dairy farmers alleging that the Company and others engaged in a conspiracy to fix and depress the prices of bulk cheese and milk through their trading activity on the National Cheese Exchange. Plaintiffs seek injunctive and equitable relief and unspecified treble damages. Two of the actions were voluntarily dismissed by plaintiffs after class certification was denied. Three cases were consolidated in state court in Wisconsin, and in November 1999, the court granted the Company's motion for summary judgment. In June 2001, the Wisconsin Court of Appeals affirmed the trial court's ruling, but, on October 23, 2001, the Wisconsin
          Supreme Court granted plaintiffs' petition for further review. The Company's motions to dismiss were granted in the cases pending in Illinois state court and in the United States District Court for the Central District of California. Appellate courts have reversed and remanded both cases for further proceedings. No classes have been certified in any of the cases.

          Environmental Matters
          ---------------------

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

          The Company is also potentially liable for certain environmental matters arising from Nabisco's or a former affiliate's connection with Del Monte Corporation in the 1970s and 1980s. Del Monte Corporation operated a plantation on Oahu, Hawaii, which used various pesticides for crop application over an extended time period. A pesticide spill at the site led to the closure of nearby drinking water wells and an investigation, under the oversight of the United States Environmental Protection Agency, of soil and groundwater contamination associated with the site. Upon completion of this investigation, the EPA will be selecting a plan to remedy the contamination.

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


     (b) Reports on Form 8-K. The Registrant filed with the Securities and Exchange Commission (i) a Current Report on Form 8-K on August 10, 2001 covering Item 5 (Other Events) which contained portions of the prospectus (dated June 12, 2001) in connection with the initial public offering of 280,000,000 shares of the Registrant's Class A common stock at an initial public offering price of $31.00 per share; (ii) a Current Report on Form 8-K on October 18, 2001 covering Item 5 (Other Events) and Item 7C (Financial Statements, Pro Forma Financial Information and Exhibits) which contained the press release announcing the Company's financial results for the third quarter ended September 30, 2001; and (iii) a Current Report on Form 8-K on November 2, 2001 covering Item 5 (Other Events) and Item 7C (Financial Statements,
          Pro Forma Financial Information and Exhibits) which contained the terms agreement and certain other documents related to the Company's public offering of debt.

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

                                 November 13, 2001