Form 10-K
period 2001-12-31
KRAFT FOODS INC
filed 2002-03-14
CIK 1103982

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For The Fiscal Year Ended December 31, 2001

                         COMMISSION FILE NUMBER 1-16483
                             ---------------------

                                KRAFT FOODS INC.
             (Exact name of registrant as specified in its charter)
                             ---------------------

                   Virginia                                      52-2284372
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

              Three Lakes Drive,
             Northfield, Illinois                                  60093
   (Address of principal executive offices)                      (Zip Code)

                             ---------------------
        Registrant's telephone number, including area code: 847-646-2000
          Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of each exchange
             Title of each class                            on which registered
             -------------------                           ---------------------
      Class A Common Stock, no par value                  New York Stock Exchange

                             ---------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
                             ---------------------
     The aggregate market value of the shares of Class A Common Stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on February 28, 2002, was approximately $11 billion. At such date, there were 555,000,000 shares of the registrant's Class A Common Stock outstanding, and 1,180,000,000 shares of the registrant's Class B Common Stock outstanding.
                             ---------------------
                      Documents Incorporated by Reference

     Portions of the registrant's annual report to shareholders for the year ended December 31, 2001 (the "2001 Annual Report") are incorporated in Part I,
Part II and Part IV hereof and made a part hereof. The registrant's definitive proxy statement for use in connection with its annual meeting of shareholders to be held on April 22, 2002, filed with the Securities and Exchange Commission on March 8, 2002, is incorporated in Part III hereof and made a part hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

Item 1. Business.

(a) General Development of Business

                                    General

     Kraft Foods Inc. ("Kraft") was incorporated in 2000 in the Commonwealth of Virginia. Following Kraft's formation, Philip Morris Companies Inc. ("Philip Morris") transferred to Kraft its ownership interest in Kraft Foods North America, Inc., a Delaware corporation, through a capital contribution. During 2000, Philip Morris transferred management responsibility for its food businesses in Latin America to Kraft Foods North America, Inc. and its wholly-owned subsidiary, Kraft Foods International, Inc. In addition, on December 11, 2000, Kraft acquired all of the outstanding shares of Nabisco Holdings Corp. ("Nabisco"). Kraft, together with its subsidiaries (collectively referred to as the "Company"), is engaged in the manufacture and sale of branded foods and beverages in the United States, Canada, Europe, Latin America and Asia Pacific.

     Prior to June 13, 2001, the Company was a wholly-owned subsidiary of Philip Morris. On June 13, 2001, the Company completed an initial public offering ("IPO") of 280,000,000 shares of its Class A common stock at a price of $31.00 per share. The IPO proceeds, net of the underwriting discount and expenses, of $8.4 billion were used to retire a portion of an $11.0 billion long-term note payable to Philip Morris incurred in connection with the acquisition of Nabisco. After the IPO, Philip Morris owns approximately 83.9% of the outstanding shares of the Company's capital stock through its ownership of 49.5% of the Company's Class A common stock and 100% of the Company's Class B common stock. The Company's Class A common stock has one vote per share while the Company's Class B common stock has ten votes per share. Therefore, Philip Morris holds 97.7% of the combined voting power of the Company's outstanding common stock.

                           Source of Funds--Dividends

     Because the Company is a holding company, its principal source of funds is dividends from its subsidiaries. The Company's principal wholly-owned subsidiaries currently are not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their common stock.

(b) Financial Information About Industry Segments

     The Company conducts its global business through its subsidiaries: Kraft Foods North America, Inc. ("Kraft Foods North America") and Kraft Foods International, Inc. ("Kraft Foods International"). The Company has operations in 68 countries and sells its products in more than 145 countries. Kraft Foods North America operates in the United States, Canada and Mexico, and manages its operations by product category, while Kraft Foods International manages its operations by geographic region. Kraft Foods North America's reportable segments are Cheese, Meals and Enhancers; Biscuits, Snacks and Confectionery; Beverages, Desserts and Cereals; and Oscar Mayer and Pizza. Kraft Foods North America's food service business within the United States and its businesses in Canada and Mexico are reported through the Cheese, Meals and Enhancers segment. Kraft Foods International's reportable segments are Europe, Middle East and Africa; and Latin America and Asia Pacific.

     Operating revenues and operating companies income (together with a reconciliation to operating income) attributable to each such segment for each of the last three years are set forth in Note 13 to the Company's consolidated financial statements and are incorporated herein by reference to the 2001 Annual Report.

     The relative percentages of operating companies income attributable to each reportable segment were as follows:

                                                               For the Years Ended
                                                                  December 31,
                                                              ---------------------
                                                              2001    2000    1999
                                                              -----   -----   -----
Kraft Foods North America:
  Cheese, Meals and Enhancers...............................   34.8%   38.8%   39.0%
  Biscuits, Snacks and Confectionery........................   16.0     2.1     1.7
  Beverages, Desserts and Cereals...........................   19.8    22.9    23.7
  Oscar Mayer and Pizza.....................................    8.9    10.8    10.6
                                                              -----   -----   -----
     Total Kraft Foods North America........................   79.5    74.6    75.0
                                                              -----   -----   -----
Kraft Foods International:
  Europe, Middle East and Africa............................   14.3    21.4    21.0
  Latin America and Asia Pacific............................    6.2     4.0     4.0
                                                              -----   -----   -----
     Total Kraft Foods International........................   20.5    25.4    25.0
                                                              -----   -----   -----
     Total Kraft Foods Inc..................................  100.0%  100.0%  100.0%
                                                              =====   =====   =====

     The inclusion of Nabisco's operating results in 2001 contributed to the shift in relative percentages toward the Biscuits, Snacks and Confectionery and Latin America and Asia Pacific segments.

(c) Narrative Description of Business

                         Acquisitions and Divestitures

Nabisco Acquisition

     On December 11, 2000, the Company acquired all of the outstanding shares of Nabisco for $55 per share in cash. The purchase of the outstanding shares, retirement of employee stock options and other payments totaled approximately $15.2 billion. In addition, the acquisition included the assumption of approximately $4.0 billion of existing Nabisco debt. The Company financed the acquisition through the issuance of two long-term notes payable to Philip Morris totaling $15.0 billion and short-term intercompany borrowings of $255 million. The acquisition has been accounted for as a purchase. Nabisco's balance sheet was consolidated with the Company as of December 31, 2000, and beginning January 1, 2001, Nabisco's earnings have been included in the consolidated operating results of the Company; however, Nabisco's earnings from December 11, 2000 to December 31, 2000 were not included in the consolidated operating results of the Company since such amounts were insignificant. The Company's interest cost associated with acquiring Nabisco has been included in interest and other debt expense, net, on the Company's consolidated statements of earnings for the years ended December 31, 2001 and 2000.

     The integration of Nabisco into the Company has continued throughout 2001. The closure of a number of Nabisco domestic and international facilities resulted in severance and other exit costs of $379 million, which are included in the adjustments for the allocation of purchase price. The closures will result in the termination of approximately 7,500 employees and will require total cash payments of $373 million, of which approximately $74 million has been spent through December 31, 2001. Substantially all of the closures will be completed by the end of 2002.

     The integration of Nabisco into the operations of the Company will also result in the closure or reconfiguration of several of the Company's existing facilities. The aggregate charges to the Company's consolidated statement of earnings to close or reconfigure its facilities and integrate Nabisco are estimated to be in the range of $200 million to $300 million. During 2001, the Company incurred pre-tax integration costs of $53 million for site reconfigurations and other consolidation programs in the United

States. In October 2001, the Company announced that it was offering a voluntary retirement program to certain salaried employees in the United States. The program is expected to terminate approximately 750 employees and will result in an estimated pre-tax charge of approximately $140 million upon final employee acceptance in the first quarter of 2002. This pre-tax charge is part of the previously discussed $200 million to $300 million in pre-tax charges related to the integration of Nabisco. For a detailed discussion of the Nabisco acquisition, see Note 5 to the Company's consolidated financial statements, incorporated herein by reference to the 2001 Annual Report.

     By combining Nabisco's operations with the operations of Kraft Foods North America and Kraft Foods International, the Company achieved net cost synergies of over $100 million in 2001 and expects to generate net cost synergies of $300 million in 2002, $475 million in 2003 and ongoing annual cost savings of $600 million thereafter.

Other Acquisitions and Divestitures

     During 2001, the Company purchased coffee businesses in Romania, Morocco and Bulgaria and also acquired confectionery businesses in Russia and Poland. The total cost of these and other smaller acquisitions was $194 million. During 2000, the Company purchased the outstanding common stock of Balance Bar Co., a maker of energy and nutrition snack products. In a separate transaction, the Company also acquired Boca Burger, Inc., a privately held manufacturer and marketer of soy-based meat alternatives. The total cost of these and other smaller acquisitions was $365 million. During 1999, the Company purchased several small North American and international food businesses for $14 million.

     During 2001, the Company sold several small food businesses. The aggregate proceeds received in these transactions were $21 million, on which the Company recorded a pre-tax gain of $8 million. During 2000, the Company sold a French confectionery business for proceeds of $251 million, on which a pre-tax gain of $139 million was recorded. Several small international and domestic food businesses were also sold in 2000. The aggregate proceeds received in these transactions were $300 million, on which the Company recorded pre-tax gains of $172 million. During 1999, the Company sold several small international and domestic food businesses. The aggregate proceeds received in these transactions were $175 million, on which the Company recorded pre-tax gains of $62 million. Pre-tax gains on these divestitures were included in marketing, administration and research costs on the Company's consolidated statements of earnings.

     The impact of these acquisitions and divestitures, excluding Nabisco, has not had a material effect on the Company's results of operations.

                              Markets and Products

     The Company's portfolio of brands includes 61 brands with 2001 revenues over $100 million, accounting for 78% of the Company's 2001 revenues. Six of these brands--Kraft, Nabisco, Oscar Mayer, Post, Maxwell House, and Philadelphia--had 2001 revenues over $1 billion, accounting for 39% of the Company's 2001 revenues.

     The Company's brands span five consumer sectors, as follows:

     -  Snacks--primarily cookies, crackers, salty snacks and confectionery;

     - Beverages--primarily coffee, aseptic juice drinks and powdered soft drinks;

     -  Cheese--primarily natural, process and cream cheeses;

     -  Grocery--primarily ready-to-eat cereals, enhancers and desserts; and

     - Convenient Meals--primarily frozen pizza, packaged dinners, lunch combinations and processed meats.

     The following table shows each reportable segment's participation in these five core consumer sectors.

                                        Percentage of 2001 Operating Revenues by Consumer Sector(3)
                                      ----------------------------------------------------------------
                                                                                  Convenient
             Segment(1)               Snacks    Beverages    Cheese    Grocery       Meals      Total
             ----------               -------   ----------   -------   --------   -----------   ------
Kraft Foods North America:
  Cheese, Meals and Enhancers(2)....     4.9%       9.6%       79.7%     45.5%        30.5%      30.3%
  Biscuits, Snacks and
     Confectionery..................    56.6                              3.4                    17.5
  Beverages, Desserts and Cereals...     6.3       43.2                  35.1                    15.8
  Oscar Mayer and Pizza.............                                                  64.5       10.5
                                       -----      -----       -----     -----        -----      -----
     Total Kraft Foods North
       America......................    67.8       52.8        79.7      84.0         95.0       74.1
                                       -----      -----       -----     -----        -----      -----
Kraft Foods International:
  Europe, Middle East and Africa....    21.9       40.1        15.3       6.1          3.7       18.7
  Latin America and Asia Pacific....    10.3        7.1         5.0       9.9          1.3        7.2
                                       -----      -----       -----     -----        -----      -----
     Total Kraft Foods
       International................    32.2       47.2        20.3      16.0          5.0       25.9
                                       -----      -----       -----     -----        -----      -----
     Total Kraft Foods Inc. ........   100.0%     100.0%      100.0%    100.0%       100.0%     100.0%
                                       =====      =====       =====     =====        =====      =====
  Consumer Sector Percentage of
     Total Kraft Foods Inc. ........    29.9%      19.4%       18.4%     16.0%        16.3%     100.0%
                                       =====      =====       =====     =====        =====      =====

------------

(1) The amounts of operating revenues, total assets and long-lived assets attributable to each of the Company's geographic regions and the amounts of operating revenues and operating companies income of each of the Company's reportable segments for each of the last three fiscal years are set forth in
    Note 13 to the Company's consolidated financial statements, incorporated herein by reference to the 2001 Annual Report.
(2) The Cheese, Meals and Enhancers segment includes the Company's United States food service business and its businesses in Canada and Mexico which sell products across all consumer sectors.
(3) Percentages are calculated based upon dollars rounded to millions.

Additional Product Disclosure

     Products or similar products contributing 10% or more of the Company's consolidated operating revenues for each of the three years in the period ended December 31, 2001, were as follows:

                                                                                            2001   2000   1999
                                                                                            ----   ----   ----
Cheese....................................................................................   18%    23%    23%
Biscuits..................................................................................   15
Coffee....................................................................................   12     17     18
Confectionery.............................................................................   10     10     11

     The inclusion of Nabisco's operating results in 2001 contributed to the shift in relative percentages toward biscuits.

     The Company's major brands within each reportable segment are as follows:

Kraft Foods North America:

Cheese, Meals and Enhancers (includes U.S. food service, Canada and Mexico sales within each consumer sector)

     Snacks: Oreo and Chips Ahoy! cookies in Mexico; Ritz crackers in Mexico; and Life Savers sugar confectionery products in Mexico.

     Beverages:              Maxwell House, Sanka and Nabob coffees in Canada;
                             Kool-Aid and Tang powdered soft drinks in Canada and Mexico; and Capri Sun aseptic juice drinks in Canada and Mexico.

     Cheese:                 Kraft and Cracker Barrel natural cheeses;
                             Philadelphia cream cheese; Kraft and Velveeta process cheeses; Kraft grated cheeses; Cheez Whiz process cheese sauce; Easy Cheese aerosol cheese spread; and Knudsen and Breakstone's cottage cheese and sour cream.

     Grocery: Kraft and Miracle Whip spoonable dressings; Kraft salad dressings; A.1. steak sauce; Kraft and Bull's-Eye barbecue sauces; Grey Poupon premium mustards; and Shake 'N Bake coatings.

     Convenient Meals:       Kraft macaroni & cheese dinners; Taco Bell, It's
                             Pasta Anytime and Stove Top Oven Classics meal kits; Stove Top stuffing mix; Minute rice; and Delissio frozen pizzas in Canada.

Biscuits, Snacks and Confectionery

     Snacks: Oreo, Chips Ahoy!, Newtons, Nilla, Nutter Butter, Stella D'Oro and SnackWell's cookies; Ritz, Premium, Triscuit, Wheat Thins, Cheese Nips, Better Cheddars, Honey Maid Grahams and Teddy Grahams crackers; Planters nuts and salty snacks; Handi-Snacks two compartment snacks; Life Savers, Creme Savers, Altoids, Gummi Savers and Fruit Snacks sugar confectionery products; and Terry's and Toblerone chocolate confectionery products.

     Grocery:                Milk-Bone pet snacks.

Beverages, Desserts and Cereals

     Snacks: Balance Bar nutrition and energy snacks; Jell-O refrigerated gelatin and pudding snacks; and Handi-Snacks shelf-stable pudding snacks.

     Beverages:              Maxwell House, General Foods International Coffees,
                             Starbucks, Yuban, Sanka and Gevalia coffees; Capri
                             Sun, Kool-Aid, Tang and Crystal Light aseptic juice drinks; and Kool-Aid, Tang, Capri Sun, Crystal
                             Light and Country Time powdered soft drinks.

     Grocery: Jell-O dry packaged desserts; Cool Whip frozen whipped topping; Post ready-to-eat cereals; and Cream of Wheat and Cream of Rice hot cereals.

Oscar Mayer and Pizza

     Convenient Meals:       DiGiorno, Tombstone, Jack's and California Pizza
                             Kitchen frozen pizzas; Lunchables lunch
                             combinations; Oscar Mayer and Louis Rich cold cuts, hot dogs and bacon; and Boca soy-based meat alternatives.

Kraft Foods International:

Europe, Middle East and Africa

     Snacks: Milka, Suchard, Cote d'Or, Marabou, Toblerone, Freia, Terry's, Daim, Figaro, Korona, Poiana, Prince Polo and Siesta chocolate confectionery products; and Estrella, Maarud and Lux salty snacks.

     Beverages:              Jacobs, Gevalia, Carte Noire, Jacques Vabre, Kaffee
                             HAG, Grand' Mere, Kenco, Saimaza, Maxwell House,
                             Dadak, Onko and Nova Brasilia coffees; Tang powdered soft drinks; and Suchard Express, O'Boy and Kaba chocolate drinks.

     Cheese: Kraft, Dairylea, Sottilette, El Caserio and Invernizzi cheeses; and Philadelphia cream cheese.

     Grocery: Kraft pourable and spoonable salad dressings; and Miracel Whip spoonable dressing.

     Convenient Meals:       Lunchables lunch combinations; Kraft and Miracoli
                             pasta dinners and sauces; and Simmenthal canned meats.

Latin America and Asia Pacific

     Snacks: Oreo, Chips Ahoy!, Ritz, Terrabusi, Canale, Club Social, Cerealitas, Trakinas and Lucky biscuits; Milka, Lacta and Gallito chocolate confectionery products; and Sugus and Artic sugar confectionery products.

     Beverages:              Maxwell House and Maxim coffee; Tang, Clight,
                             Kool-Aid, Royal, Verao, Fresh, Frisco, Q-Refres-Ko and Ki-Suco powdered soft drinks; and Maguary juice concentrate.

     Cheese: Kraft and Eden process cheeses; Philadelphia cream cheese; and Cheez Whiz process cheese spread.

     Grocery: Royal dry packaged desserts; Kraft spoonable and pourable salad dressings; Kraft and ETA peanut butters; and Vegemite yeast spread.

     Convenient Meals:       Kraft macaroni & cheese dinners.

                  Distribution, Competition and Raw Materials

     Kraft Foods North America's products are generally sold to supermarket chains, wholesalers, supercenters, club stores, mass merchandisers, distributors, convenience stores, gasoline stations and other retail food outlets. In general, the retail trade for food products is consolidating. Food products are distributed through distribution centers, satellite warehouses, company-operated and public cold-storage facilities, depots and other facilities. Most distribution in North America is in the form of warehouse delivery, but snacks and frozen pizza are distributed through two direct-store-delivery systems. Selling efforts are supported by national and regional advertising on television and radio as well as outdoor media such as billboards and in magazines and newspapers, as well as by sales promotions, product displays, trade incentives, informative material offered to customers and other promotional activities. Subsidiaries and affiliates of Kraft Foods International sell their food products primarily in the same manner and also engage the services of independent sales offices and agents.

     Kraft Foods North America, Kraft Foods International and their subsidiaries are subject to competitive conditions in all aspects of their business. Competitors include large national and international companies and numerous local and regional companies. Some competitors may have different profit objectives and some international competitors may be less susceptible to currency exchange rates. In addition, certain international competitors benefit from government subsidies. Products of Kraft Foods North America and Kraft Foods International also compete with generic products and private-label products of food retailers, wholesalers and cooperatives. Kraft Foods North America, Kraft Foods International and their subsidiaries compete primarily on the basis of product quality, brand recognition, brand loyalty, service, marketing, advertising and price. Substantial advertising and promotional expenditures are required to maintain or improve a brand's market position or to introduce a new product.

     Kraft Foods North America, Kraft Foods International and their subsidiaries are major purchasers of milk, cheese, nuts, green coffee beans, cocoa, corn products, wheat, rice, pork, poultry, beef, vegetable oil, and sugar and other sweeteners. They also use significant quantities of glass, plastic and cardboard to package their products. They continuously monitor worldwide supply and cost trends of these commodities to enable them to take appropriate action to obtain ingredients and packaging needed for production.

     Kraft Foods North America, Kraft Foods International and their subsidiaries purchase a substantial portion of their milk requirements from independent agricultural cooperatives and individual producers, and a substantial portion of their cheese requirements from independent sources. The prices for milk and other dairy product purchases are substantially influenced by government programs, as well as by market supply and demand. Dairy commodity costs on average have been higher in 2001 than those seen in 2000.

     The most significant cost item in coffee products is green coffee beans, which are purchased on world markets. Green coffee bean prices are affected by the quality and availability of supply, trade agreements among producing and consuming nations, the unilateral policies of the producing nations, changes in the value of the United States dollar in relation to certain other currencies and consumer demand for coffee products. In 2001, coffee bean prices have been lower than in 2000. A significant cost item in chocolate confectionery products is cocoa, which is purchased on world markets, and the price of which is affected by the quality and availability of supply and changes in the value of the British pound sterling and the United States dollar relative to certain other currencies. In 2001, cocoa bean prices have been higher than in 2000.

     The prices paid for raw materials and agricultural materials used in the products of Kraft Foods North America and Kraft Foods International generally reflect external factors such as weather conditions, commodity market fluctuations, currency fluctuations and the effects of governmental agricultural programs. Although the prices of the principal raw materials can be expected to fluctuate as a result of these factors, the Company believes such raw materials to be in adequate supply and generally available from numerous sources. However, the Company and its subsidiaries use hedging techniques to minimize the impact of price fluctuations in their principal raw materials. They do not fully hedge against changes in commodity prices and these strategies may not protect the Company or its subsidiaries from increases in specific raw material costs.

                                   Regulation

     All of Kraft Foods North America's United States food products and packaging materials are subject to regulations administered by the Food and Drug Administration ("FDA") or, with respect to products containing meat and poultry, the United States Department of Agriculture ("USDA"). Among other things, these agencies enforce statutory prohibitions against misbranded and adulterated foods, establish safety standards for food processing, establish ingredients and manufacturing procedures for certain foods, establish standards of identity for certain foods, determine the safety of food additives and establish labeling standards and nutrition labeling requirements for food products.

     In addition, various states regulate the business of Kraft Foods North America's operating units by licensing dairy plants, enforcing federal and state standards of identity for selected food products, grading food products, inspecting plants, regulating certain trade practices in connection with the sale of dairy products and imposing their own labeling requirements on food products.

     Many of the food commodities on which Kraft Foods North America's United States businesses rely are subject to governmental agricultural programs. These programs have substantial effects on prices and supplies and are subject to Congressional and administrative review.

     Almost all of the activities of the Company's food operations outside of the United States are subject to local and national regulations similar to those applicable to Kraft Foods North America's United States businesses and, in some cases, international regulatory provisions, such as those of the European Union relating to labeling, packaging, food content, pricing, marketing and advertising and related areas.

     The European Union and certain individual countries require that food products containing genetically modified organisms or classes of ingredients derived from them be labeled accordingly. Other countries may adopt similar regulations. The FDA has concluded that there is no basis for similar mandatory labeling under current United States law.

                                 Other Matters

Customers

     For the year ended December 31, 2001, the Company's five largest customers accounted for approximately 26% of its operating revenues while the Company's ten largest customers accounted for approximately 36% of its operating revenues. One of the Company's customers, Wal-Mart Stores Inc., accounted for approximately 10.1% of operating revenues for 2001.

Employees

     At December 31, 2001, the Company employed approximately 114,000 people worldwide. Approximately one-half of the Company's 30,000 hourly employees in the United States are represented by labor unions. Most of the unionized workers at the Company's domestic locations are represented under contracts with the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union; the United Food and Commercial Workers International Union; and the International Brotherhood of Teamsters. These contracts expire at various times throughout the next several years. Outside the United States, approximately 70% of the Company's 40,000 hourly employees are represented by labor unions or workers' councils. The Company's business units are subject to a number of laws and regulations relating to their relationships with their employees. These laws and regulations are specific to the location of each enterprise. In addition, in accordance with European Union requirements, Kraft Foods International has established European Works Councils composed of management and elected members of its workforce. The Company and its subsidiaries believe that their relations with employees and their representative organizations are good.

Research and Development

     The Company pursues four objectives in research and development: uncompromising product safety and quality; growth through new products; superior consumer satisfaction; and reduced costs.

     The Company's research and development resources include more than 2,000 food scientists, chemists and engineers, deployed primarily in five key technology centers: East Hanover, New Jersey; Glenview, Illinois; Tarrytown, New York; Banbury, United Kingdom and Munich, Germany. These technology centers are equipped with pilot plants and state-of-the-art instruments. Research and development expense was $358 million in 2001, $270 million in 2000 and $262 million in 1999.

Trademarks and Intellectual Property

     Trademarks are of material importance to the Company's businesses and are protected by registration or otherwise in the United States and most other markets where the related products are sold. The Company has from time to time granted various parties exclusive or non-exclusive licenses to use one or more of its trademarks in particular locations. The Company does not believe that these licensing arrangements have had a material effect on the conduct of its business or operating results.

     Some of the Company's products are sold under brands that have been licensed from others on terms that are generally renewable at the Company's discretion. These licensed brands include Starbucks bagged coffee for sale in United States grocery stores, Capri Sun aseptic juice drinks for sale in North America, Taco Bell Mexican style food products for sale in United States grocery stores, Pebbles ready-to-eat cereals and Breyers yogurt products.

     Similarly, the Company and its subsidiaries own thousands of patents worldwide, and the patent portfolio as a whole is material to the Company's business; however, no one patent or group of related patents is material to the Company. In addition, the Company has proprietary trade secrets, technology, know-how processes and other intellectual property rights that are not registered.

Environmental Regulation

     The Company and its subsidiaries are subject to various federal, state, local and foreign laws and regulations concerning the discharge of materials into the environment, or otherwise related to environmental protection, including the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (commonly known as "Superfund"), which imposes joint and several liability on each responsible party. In 2001, subsidiaries of the Company were involved in 91 active Superfund and other actions in the United States related to current operations and certain former or divested operations for which the Company retains liability.

     Outside the United States, the Company and its subsidiaries are subject to applicable multi-national, national and local environmental laws and regulations in the host countries in which the Company does business. The Company has specific programs across its international business units designed to meet compliance requirements in the environmental area.

     Although it is not possible to predict precisely the estimated costs for such environmental-related expenditures, compliance with such laws and regulations, including the payment of any remediation costs and the making of such expenditures, has not had, and is not expected to have, a material adverse effect on the Company's results of operations, capital expenditures, financial position, earnings or competitive position.

Forward-Looking and Cautionary Statements

     The Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to shareholders. One can identify these forward-looking statements by use of words such as "strategy," "expects," "plans," "anticipates," "believes," "will," "estimates," "intends," "projects," "goals," "targets" and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could cause actual results and outcomes to differ materially from those contained in any forward-looking statement made by or on behalf of the Company; any such statement is qualified by reference to the following cautionary statements.

     Each of the Company's segments is subject to intense competition, changes in consumer preferences, the effects of changing prices for its raw materials and local economic conditions. Their results are dependent upon their continued ability to promote brand equity successfully, to anticipate and respond to new consumer trends, to develop new products and markets and to broaden brand portfolios in order to compete effectively with lower priced products in a consolidating environment at the retail and manufacturing levels, to improve productivity, and to respond to changing prices for raw materials. The Company's results are also dependent on its ability to successfully integrate and derive cost savings from the integration of Nabisco's operations with the Company. In addition, the Company is subject to the effects of foreign economies, currency movements and fluctuations in levels of customer inventories. The food industry continues to be subject to the possibility that consumers could lose confidence in the safety and quality of certain food products. Developments in any of these areas could cause the Company's results to differ materially from results that have been or may be projected by or on behalf of the Company. The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

(d) Financial Information About Foreign and Domestic Operations and Export Sales

     The amounts of operating revenues and long-lived assets attributable to each of the Company's geographic segments for each of the last three fiscal years are set forth in Note 13 to the Company's consolidated financial statements, incorporated herein by reference to the 2001 Annual Report.

     Subsidiaries of the Company export coffee products, grocery products, cheese and processed meats. In 2001, the value of all exports from the United States by these subsidiaries amounted to approximately $232 million.

Item 2. Properties.

     The Company has 218 manufacturing and processing facilities worldwide. In North America, the Company has 100 facilities, and outside of North America there are 118 facilities located in 45 countries. These manufacturing and processing facilities are located throughout the following territories:

                                                                Number
                                                                  of
Territory                                                     Facilities
---------                                                     ----------
United States...............................................      74
Canada......................................................      22
Mexico......................................................       4
Western Europe..............................................      39
Central and Eastern Europe, Middle East and Africa..........      18
Latin America...............................................      45
Asia Pacific................................................      16
                                                                 ---
     Total..................................................     218
                                                                 ===

     The Company owns 205 and leases 13 of these manufacturing and processing facilities. All of the Company's plants and properties are maintained in good condition, and the Company believes that they are suitable and adequate for its present needs.

     The integration of Nabisco into the operations of the Company has resulted in the closure of seven Nabisco facilities during 2001. During 2002, the Company anticipates closing seven additional Nabisco facilities.

     As of December 31, 2001, the Company's distribution facilities consisted of 459 distribution centers and depots worldwide. In North America, the Company had 397 distribution centers and depots, more than 75% of which support the Company's direct-store-delivery systems. Outside North America, the Company had 62 distribution centers and depots in 27 countries. The Company owns 89 of these distribution centers and two of these depots and leases 173 of these distribution centers and 195 of these depots. The Company believes that all of these facilities are in good condition and have sufficient capacity to meet the Company's distribution needs for the foreseeable future.

Item 3. Legal Proceedings.

     The Company's subsidiaries are parties to a variety of legal proceedings arising out of the normal course of business, including the matters discussed below. While the results of litigation cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on the Company's results of operations or financial position.

     National Cheese Exchange Cases: Since 1996, seven putative class actions have been filed by various dairy farmers alleging that the Company and others engaged in a conspiracy to fix and depress the prices of bulk cheese and milk through their trading activity on the National Cheese Exchange. Plaintiffs seek injunctive and equitable relief and unspecified treble damages. Two of the actions were voluntarily dismissed by plaintiffs after class certification was denied. Three cases were consolidated in state court in Wisconsin, and in November 1999, the court granted the Company's motion for summary judgment. In June 2001, the Wisconsin Court of Appeals affirmed the trial court's ruling, but on October 23, 2001, the Wisconsin Supreme Court granted plaintiffs' petition for further review. The Company's motion to dismiss was granted in a case pending in the United States District Court for the Central District of California. The Court of Appeals for the Ninth Circuit reversed and remanded for further proceedings. A case in Illinois state court has been settled and dismissed. No classes have been certified in any of the cases.

     Environmental Matters: In May 2001, the State of Ohio notified the Company that it may be subject to an enforcement action for alleged past violations of the Company's wastewater discharge permit at its production facility in Farmdale, Ohio. The State has offered to attempt to negotiate a settlement of this matter, and the Company has accepted the offer to do so. The State has not yet identified the relief it may seek in this matter.

     In December 2001, the Company settled a civil enforcement action in which the State of Missouri alleged that the Company had violated state solid waste and clean water laws in its handling of spent wiener casings. The Company paid a civil penalty of $300,000 and completed remediation of the site where the spent casings had been sent.

     The Company is potentially liable for certain environmental matters arising from the operations of Nabisco's former wholly-owned subsidiary, Rowe Industries. Rowe operated a small engine manufacturing facility in Sag Harbor, New York in the 1950s, 1960s and early 1970s that used various solvents. About 20 homes downgradient from the site were connected to public drinking water in the mid-1980s after solvents were detected in their individual wells. Since 1996, three toxic tort cases have been brought against Nabisco in New York state court, collectively by or on behalf of approximately 80 individuals, including 17 minors. The first case was filed on March 6, 1996, in the Supreme Court of the State of New York and was subsequently dismissed by the trial court. That decision was affirmed on appeal. The other two cases both were filed on January 3, 2000, also in the Supreme Court of the State of New York. That court granted defendant's summary judgment motion as to all but one of the plaintiffs in each of the remaining cases, and the plaintiffs have now withdrawn their appeal of this ruling. Discovery is proceeding as to the two remaining plaintiffs, who are seeking unspecified damages for alleged personal injury and fear or risk of cancer.

     The Company is also potentially liable for certain environmental matters arising from Nabisco's or a former affiliate's connection with Del Monte Corporation in the 1970s and 1980s. Del Monte Corporation operated a plantation on Oahu, Hawaii, which used various pesticides for crop application over an extended time period. A pesticide spill at the site led to the closure of nearby drinking water wells and an investigation, under the oversight of the United States Environmental Protection Agency ("EPA"), of soil and groundwater contamination associated with the site. Upon completion of this investigation, the EPA will select a plan to remedy the contamination.

     In addition, two lawsuits were filed in 1999 against Del Monte Corporation and approximately six other Oahu growers and pesticide manufacturers seeking unspecified compensatory and punitive damages for alleged pesticide contamination of drinking water supplies. The Board of Water Supply of the City and County of Honolulu filed the first lawsuit on September 27, 1999 in the Circuit Court of the First Circuit of the State of Hawaii. This case was settled and dismissed by the court in January 2002. The second lawsuit, which was filed on October 7, 1999 in the same court, was brought by numerous area residents alleging bodily injury, emotional distress and wrongful death. This case remains pending. In June 2001, the Company entered into an agreement with a third party, under which the third party will fully indemnify the Company for the Hawaii matters described above.

     Twelve lawsuits recently were filed against Del Monte Corporation (which previously was affiliated with Nabisco or a former affiliate) and 6 other pesticide users and manufacturers for alleged injuries to workers caused by exposure to dibromochloropropane ("DBCP"). The complaints were served on Del Monte Corporation on approximately February 21, 2002. The complaints allege that Del Monte Corporation purchased DBCP in mid-1979 with the objective of using it in Nicaragua. The lawsuits, which were instituted between September 17, 2001 and October 1, 2001 with the Third Civil District Judge for Managua (Nicaragua), collectively seek unspecified costs and expenses and compensatory and punitive damages of approximately $720 million. The Company has sought full defense and indemnity from a third party for each of these claims.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Executive Officers of the Company

     The following are the executive officers of the Company as of February 28, 2002:

Name                                   Age                            Title
----                                   ---                            -----
Roger K. Deromedi....................  48    Co-Chief Executive Officer; and President and Chief
                                             Executive Officer, Kraft Foods International
Betsy D. Holden......................  46    Co-Chief Executive Officer; and President and Chief
                                             Executive Officer, Kraft Foods North America
Calvin J. Collier....................  60    Senior Vice President, General Counsel and Corporate
                                             Secretary
James P. Dollive.....................  50    Senior Vice President and Chief Financial Officer
Mary Kay Haben.......................  45    Group Vice President, Kraft Foods North America and
                                             President, Cheese, Meals and Enhancers Group, Kraft
                                             Foods North America
David S. Johnson.....................  45    Group Vice President, Kraft Foods North America and
                                             President, Beverages, Desserts and Cereals Group, Kraft
                                             Foods North America
Michael B. Polk......................  41    Group Vice President, Kraft Foods North America and
                                             President, Biscuit, Snacks and Confectionery Group,
                                             Kraft Foods North America
Irene B. Rosenfeld...................  49    Group Vice President, Kraft Foods North America, and
                                             President, Operations, Technology and Information
                                             Systems, Kraft Foods Canada, Mexico and Puerto Rico
Richard G. Searer....................  48    Group Vice President, Kraft Foods North America and
                                             President, Oscar Mayer, Pizza and Food Service Group,
                                             Kraft Foods North America
Ronald J.S. Bell.....................  51    Group Vice President, Kraft Foods International and
                                             President, European Union Region
Maurizio Calenti.....................  47    Group Vice President, Kraft Foods International and
                                             President, Central and Eastern Europe, Middle East and
                                             Africa Region
Joachim Krawczyk.....................  50    Group Vice President, Kraft Foods International and
                                             President, Latin America Region
Hugh H. Roberts......................  50    Group Vice President, Kraft Foods International and
                                             President, Asia Pacific Region

     All of the above-mentioned officers have been employed by the Company in various capacities during the past five years.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     The information called for by this Item is hereby incorporated by reference to the paragraph captioned "Quarterly Financial Data (Unaudited)" on page 55 of the 2001 Annual Report and made a part hereof.

Item 6.  Selected Financial Data.

     The information called for by this Item is hereby incorporated by reference to the information with respect to 1997-2001 appearing under the caption "Selected Financial Data" on page 38 of the 2001 Annual Report and made a part hereof.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The information called for by this Item is hereby incorporated by reference to the paragraphs captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" (the "MD&A") on pages 22 to 37 of the 2001 Annual Report and made a part hereof.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     The information called for by this Item is hereby incorporated by reference to the paragraphs in the MD&A captioned "Market Risk" and "Value at Risk" on pages 34 to 36 of the 2001 Annual Report and made a part hereof.

Item 8.  Financial Statements and Supplementary Data.

     The information called for by this Item is hereby incorporated by reference to the 2001 Annual Report as set forth under the caption "Quarterly Financial Data (Unaudited)" on page 55 and in the Index to Consolidated Financial Statements and Schedules (see Item 14) and made a part hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

Item 11. Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13. Certain Relationships and Related Transactions.

     Except for the information relating to the executive officers of the Company set forth in Part I of this Report, the information called for by Items 10-13 is hereby incorporated by reference to the Company's definitive proxy statement for use in connection with its annual meeting of shareholders to be held on April 22, 2002, filed with the Securities and Exchange Commission on March 8, 2002, and, except as indicated therein, is made a part hereof.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) Index to Consolidated Financial Statements and Schedules

                                                                        Reference
                                                              -----------------------------
                                                                Form 10-K         2001
                                                              Annual Report   Annual Report
                                                                  Page            Page
                                                              -------------   -------------
Data incorporated by reference to the Company's 2001 Annual
  Report:
  Consolidated Balance Sheets at December 31, 2001 and
     2000...................................................        --             39
  Consolidated Statements of Earnings for the years ended
     December 31, 2001, 2000 and 1999.......................        --             40
  Consolidated Statements of Cash Flows for the years ended
     December 31, 2001, 2000 and 1999.......................        --             41
  Consolidated Statements of Shareholders' Equity for the
     years ended December 31, 2001, 2000 and 1999...........        --             42
  Notes to Consolidated Financial Statements................        --            43-55
  Report of Independent Accountants.........................        --             56
Data submitted herewith:
  Report of Independent Accountants.........................       S-1             --
  Financial Statement Schedule--Valuation and Qualifying
     Accounts...............................................       S-2             --

     Schedules other than those listed above have been omitted either because such schedules are not required or are not applicable.

     (b) Reports on Form 8-K. During the last quarter of 2001, the Company filed Current Reports on Form 8-K on October 18, 2001, covering Item 5 (Other Events) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits), which contained the press release announcing the Company's financial results for the quarter ended September 30, 2001, and on November 2, 2001, covering Item 5 (Other Events) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits), which contained the terms agreement and certain other documents related to the Company's public offering of debt. Subsequent to December 31, 2001, the Company filed a Current Report on Form 8-K on January 30, 2002, covering Item 5 (Other Events) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits), which contained the Company's consolidated financial statements as of and for the year ended December 31, 2001.

     (c) The following exhibits are filed as part of this Report (Exhibit Nos. 10.4-10.15 are management contracts, compensatory plans or arrangements):

        3.1   Articles of Incorporation of the Registrant(1)
        3.2 Articles of Amendment to the Articles of Incorporation of the Registrant(1)
        3.3   Registrant's Amended and Restated By-Laws(4)
        4.1   Indenture between the Registrant and The Chase Manhattan
              Bank, Trustee, dated as of October 17, 2001(5)
        4.2 The Registrant agrees to furnish copies of any instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries that does not exceed 10 percent of the total assets of the Registrant and its consolidated subsidiaries to the Commission upon request.
       10.1 Corporate Agreement between Philip Morris Companies Inc. and the Registrant(4)
       10.2   Services Agreement between Philip Morris Management Corp.
              and the Registrant (including Exhibits)(3)

       10.3   Tax-Sharing Agreement between Philip Morris Companies Inc.
              and the Registrant(2)
       10.4   2001 Kraft Foods Inc. Performance Incentive Plan(4)
       10.5   2001 Kraft Foods Inc. Compensation Plan for Non-Employee
              Directors(2)
       10.6   Form of Employment Agreement entered into by Philip Morris
              Companies Inc. with each of Betsy D. Holden and Roger K.
              Deromedi(2)
       10.7   Employment Agreement between Philip Morris Companies Inc.
              and Calvin J. Collier(2)
       10.8   Kraft Foods, Inc. Supplemental Benefits Plan I (including
              First Amendment adding Supplement A)(2)
       10.9   Kraft Foods, Inc. Supplemental Benefits Plan II(2)
       10.10  Form of Employee Grantor Trust Enrollment Agreement(6)(10)
       10.11  The Philip Morris Companies Inc. 1992 Incentive Compensation
              and Stock Option Plan(7)(10)
       10.12  The Philip Morris Companies Inc. 1987 Long Term Incentive
              Plan(7)(10)
       10.13  The Philip Morris Companies Inc. 1997 Performance Incentive
              Plan(8)(10)
       10.14  The Philip Morris Companies Inc. 2000 Performance Incentive
              Plan(9)(10)
       10.15  2001 Kraft Foods Inc. Compensation Plan for Non-Employee
              Directors (Deferred Compensation)
       12     Statements re: computation of ratios(11)
       13     Pages 22-56 of the 2001 Annual Report, but only to the
              extent set forth in Items 1, 3, 5-7, 7A, 8 and 14 hereof.
              With the exception of the aforementioned information
              incorporated by reference in this Annual Report on Form
              10-K, the 2001 Annual Report is not to be deemed "filed" as a part of this Report.
       21     Subsidiaries of the Registrant
       23     Consent of PricewaterhouseCoopers LLP, Independent
              Accountants
       24     Powers of Attorney

------------

 (1) Incorporated by reference to the Registrant's Form S-1 filed with the Securities and Exchange Commission on March 16, 2001 (No. 333-57162).

 (2) Incorporated by reference to the Registrant's Amendment No. 1 to Form S-1 filed with the Securities and Exchange Commission on May 2, 2001 (No. 333-57162).

 (3) Incorporated by reference to the Registrant's Amendment No. 2 to Form S-1 filed with the Securities and Exchange Commission on May 11, 2001 (No. 333-57162).

 (4) Incorporated by reference to the Registrant's Amendment No. 5 to Form S-1 filed with the Securities and Exchange Commission on June 8, 2001 (No. 333-57162).

 (5) Incorporated by reference to the Registrant's Form S-3 filed with the Securities and Exchange Commission on August 16, 2001 (No. 333-67770).

 (6) Incorporated by reference to the Annual Report on Form 10-K of Philip Morris Companies Inc. ("Philip Morris") for the year ended December 31, 1995 (SEC File No. 1-8940).

 (7) Incorporated by reference to the Annual Report on Form 10-K of Philip Morris for the year ended December 31, 1997 (SEC File No. 1-8940).

 (8) Incorporated by reference to the Proxy Statement of Philip Morris dated March 10, 1997 (SEC File No. 1-8940).

 (9) Incorporated by reference to the Proxy Statement of Philip Morris dated March 10, 2000 (SEC File No. 1-8940).

(10) Compensation plans maintained by Philip Morris and its subsidiaries in which officers of the Registrant have historically participated.

(11) Incorporated by reference to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          KRAFT FOODS INC.

                                          By:       /s/ JAMES P. DOLLIVE
                                            ------------------------------------
                                                     (James P. Dollive,
                                                   Senior Vice President
                                                and Chief Financial Officer)

Date: March 14, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

                           Signature                                  Title                   Date
                           ---------                                  -----                   ----
                  /s/ ROGER K. DEROMEDI                    Director, Co-Chief            March 14, 2002
--------------------------------------------------------   Executive Officer; and
                   (Roger K. Deromedi)                     President and Chief
                                                           Executive Officer, Kraft
                                                           Foods International

                   /s/ BETSY D. HOLDEN                     Director, Co-Chief            March 14, 2002
--------------------------------------------------------   Executive Officer; and
                    (Betsy D. Holden)                      President and Chief
                                                           Executive Officer, Kraft
                                                           Foods North America

                  /s/ JAMES P. DOLLIVE                     Senior Vice President and     March 14, 2002
--------------------------------------------------------   Chief Financial Officer
                   (James P. Dollive)

                 /s/ JOHN F. MOWRER, III                   Vice President and            March 14, 2002
--------------------------------------------------------   Controller
                  (John F. Mowrer, III)

*GEOFFREY C. BIBLE,
          LOUIS C. CAMILLERI,
          W. JAMES FARRELL,
          JOHN C. POPE,
          MARY L. SCHAPIRO,
          WILLIAM H. WEBB,
          DEBORAH C. WRIGHT                                Directors

*By:                 /s/ JAMES P. DOLLIVE                                                March 14, 2002
      ---------------------------------------------------
                      (James P. Dollive,
                       Attorney-in-fact)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
KRAFT FOODS INC.:

     Our audits of the consolidated financial statements referred to in our report dated January 28, 2002 appearing in the 2001 Annual Report to Shareholders of Kraft Foods Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
January 28, 2002

                       KRAFT FOODS INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 2001, 2000 and 1999
                                 (in millions)

                Col. A                     Col. B             Col. C              Col. D       Col. E
---------------------------------------  ----------   -----------------------   ----------   ----------
                                                             Additions
                                                      -----------------------
                                         Balance at   Charged to   Charged to                Balance at
                                         Beginning    Costs and      Other                      End
              Description                of Period     Expenses     Accounts    Deductions   of Period
---------------------------------------  ----------   ----------   ----------   ----------   ----------
2001:
  Allowance for discounts..............     $  7         $ 5          $ 4          $ 5          $ 11
  Allowance for doubtful accounts......      165          25            5           27           168
                                            ----         ---          ---          ---          ----
                                            $172         $30          $ 9          $32          $179
                                            ====         ===          ===          ===          ====
2000:
  Allowance for discounts..............     $  5         $15          $--          $13          $  7
  Allowance for doubtful accounts......      119          11           65           30           165
                                            ----         ---          ---          ---          ----
                                            $124         $26          $65          $43          $172
                                            ====         ===          ===          ===          ====
1999:
  Allowance for discounts..............     $  6         $ 4          $--          $ 5          $  5
  Allowance for doubtful accounts......      120          37            5           43           119
                                            ----         ---          ---          ---          ----
                                            $126         $41          $ 5          $48          $124
                                            ====         ===          ===          ===          ====

------------

Notes:

(a) Primarily related to divestitures, acquisitions and currency translation.

(b) Represents charges for which allowances were created.