Form 10-Q
period 2002-03-31
KRAFT FOODS INC
filed 2002-05-13
CIK 1103982

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
                                                  ------------------------------


--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ----    ----

         At April 30, 2002, there were 555,000,000 shares of the registrant's Class A Common Stock outstanding, and 1,180,000,000 shares of the registrant's Class B Common Stock outstanding.

                                KRAFT FOODS INC.


                                TABLE OF CONTENTS

                                                                                       Page No.
PART I -       FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets at
                  March 31, 2002 and December 31, 2001                                  3 - 4

               Condensed Consolidated Statements of Earnings for the
                  Three Months Ended March 31, 2002 and 2001                                5

               Condensed Consolidated Statements of Shareholders'
                  Equity for the Year Ended December 31, 2001 and the
                  Three Months Ended March 31, 2002                                         6

               Condensed Consolidated Statements of Cash Flows for the
                  Three Months Ended March 31, 2002 and 2001                            7 - 8

               Notes to Condensed Consolidated Financial Statements                    9 - 14

Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                 15 - 29

PART II -      OTHER INFORMATION

Item 1.        Legal Proceedings                                                           30

Item 4.        Submission of Matters to a Vote of Security Holders                         31

Item 6.        Exhibits and Reports on Form 8-K                                            31

Signature                                                                                  32

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                        Kraft Foods Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                            (in millions of dollars)
                                   (Unaudited)

                                                    March 31,         December 31,
                                                      2002                2001
                                                    --------          -----------
ASSETS

  Cash and cash equivalents                         $   152            $   162

  Receivables (less allowances of
    $132 and $151)                                    3,195              3,131

  Inventories:
    Raw materials                                     1,458              1,281
    Finished product                                  1,851              1,745
                                                    -------            -------
                                                      3,309              3,026

  Deferred income taxes                                 407                466
  Other current assets                                  248                221
                                                    -------            -------
   Total current assets                               7,311              7,006

  Property, plant and equipment, at cost             13,390             13,272
    Less accumulated depreciation                     4,296              4,163
                                                    -------            -------
                                                      9,094              9,109

  Goodwill and other intangible assets, net          35,944             35,957

  Prepaid pension assets                              2,589              2,675

  Other assets                                          899              1,051
                                                    -------            -------
    TOTAL ASSETS                                    $55,837            $55,798
                                                    =======            =======

            See notes to condensed consolidated financial statements.

                                   Continued

                        Kraft Foods Inc. and Subsidiaries
                Condensed Consolidated Balance Sheets (Continued)
                            (in millions of dollars)
                                   (Unaudited)

                                                                       March 31,           December 31,
                                                                          2002                  2001
                                                                       ---------           ------------
LIABILITIES
  Short-term borrowings                                                 $ 1,351              $   681
  Current portion of long-term debt                                         758                  540
  Due to parent and affiliates                                            2,059                1,652
  Accounts payable                                                        1,665                1,897
  Accrued liabilities:
      Marketing                                                           1,309                1,398
      Employment costs                                                      419                  658
      Other                                                               1,617                1,821
  Income taxes                                                              560                  228
                                                                        -------              -------

    Total current liabilities                                             9,738                8,875

  Long-term debt                                                          7,804                8,134
  Deferred income taxes                                                   5,013                5,031
  Accrued postretirement health care costs                                1,882                1,850
  Notes payable to parent and affiliates                                  4,000                5,000
  Other liabilities                                                       3,523                3,430
                                                                        -------              -------

    Total liabilities                                                    31,960               32,320

Contingencies (Note 6)

SHAREHOLDERS' EQUITY

  Class A common stock, no par value (555,000,000 shares issued and outstanding)

  Class B common stock, no par value (1,180,000,000 shares issued and outstanding)

  Additional paid-in capital                                             23,655               23,655

  Earnings reinvested in the business                                     2,859                2,391

  Accumulated other comprehensive losses (primarily currency
     translation adjustments)                                            (2,637)              (2,568)
                                                                        -------              -------
    Total shareholders' equity                                           23,877               23,478
                                                                        -------              -------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $55,837              $55,798
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

                        Kraft Foods Inc. and Subsidiaries
                  Condensed Consolidated Statements of Earnings
                 (in millions of dollars, except per share data)
                                   (Unaudited)

                                                                For the Three Months Ended
                                                                         March 31,
                                                               ----------------------------
                                                                 2002                2001
                                                               --------            --------
  Net revenues                                                  $7,147              $7,197

  Cost of sales                                                  4,283               4,275
                                                                ------              ------

           Gross profit                                          2,864               2,922

  Marketing, administration and research costs                   1,558               1,590

  Amortization of intangibles                                        2                 240
                                                                ------              ------

           Operating income                                      1,304               1,092

  Interest and other debt expense, net                             230                 482
                                                                ------              ------

           Earnings before income taxes                          1,074                 610

  Provision for income taxes                                       381                 284
                                                                ------              ------

           Net earnings                                         $  693              $  326
                                                                ======              ======

  Per share data:

     Basic earnings per share                                   $ 0.40              $ 0.22
                                                                ======              ======

     Diluted earnings per share                                 $ 0.40              $ 0.22
                                                                ======              ======

     Dividends declared                                         $ 0.13
                                                                ======


            See notes to condensed consolidated financial statements.

                        Kraft Foods Inc. and Subsidiaries
            Condensed Consolidated Statements of Shareholders' Equity
                    For the Year Ended December 31, 2001 and
                      the Three Months Ended March 31, 2002
                 (in millions of dollars, except per share data)
                                   (Unaudited)

                                                                                      Accumulated Other
                                                                                    Comprehensive Losses
                                                                                ----------------------------
                                             Class                                                             Total
                                            A and B  Additional    Earnings      Currency                      Share-
                                             Common   Paid-in    Reinvested in  Translation                    holders'
                                             Stock    Capital    the Business   Adjustments  Other    Total    Equity
                                            -------  ----------  -------------  -----------  -----   -------   --------
  Balances, January 1, 2001                   $ -     $15,230       $  992        $(2,138)   $ (36)  $(2,174)   $14,048

  Comprehensive earnings:
   Net earnings                                                      1,882                                        1,882
   Other comprehensive losses,
     net of income taxes:
      Currency translation adjustments                                               (298)              (298)      (298)
      Additional minimum pension liability                                                     (78)      (78)       (78)
      Change in fair value of derivatives
         accounted for as hedges                                                               (18)      (18)       (18)
                                                                                                                -------
   Total other comprehensive losses                                                                                (394)
                                                                                                                -------
  Total comprehensive earnings                                                                                    1,488
                                                                                                                -------

  Sale of Class A common stock to public                8,425                                                     8,425
  Dividends declared ($0.26 per share)                                (483)                                        (483)
                                              ---     -------       ------        -------    -----   -------    -------

  Balances, December 31, 2001                   -      23,655        2,391         (2,436)    (132)   (2,568)    23,478

  Comprehensive earnings:
   Net earnings                                                        693                                          693
   Other comprehensive losses,
     net of income taxes:
      Currency translation adjustments                                                (93)               (93)       (93)
      Additional minimum pension liability                                                       1         1          1
      Change in fair value of derivatives
         accounted for as hedges                                                                23        23         23
                                                                                                                -------
   Total other comprehensive losses                                                                                 (69)
                                                                                                                -------
  Total comprehensive earnings                                                                                      624
                                                                                                                -------
  Dividends declared ($0.13 per share)                                (225)                                        (225)
                                              ---     -------       ------        -------    -----   -------    -------
  Balances, March 31, 2002                    $ -     $23,655       $2,859        $(2,529)   $(108)  $(2,637)   $23,877
                                              ===     =======       ======        =======    =====   =======    =======


  Total comprehensive earnings, which represent net earnings partially offset by currency translation adjustments, was $273 million for the quarter ended March 31, 2001.


            See notes to condensed consolidated financial statements.

                        Kraft Foods Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                            (in millions of dollars)
                                   (Unaudited)

                                                                                     For the Three Months Ended
                                                                                              March 31,
                                                                                     --------------------------
                                                                                        2002            2001
                                                                                        ----            -----
     CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

     Net earnings                                                                       $ 693           $ 326

     Adjustments to reconcile net earnings to operating cash flows:
           Depreciation and amortization                                                  172             425
           Deferred income tax (benefit) provision                                        (11)             55
           Loss on sale of a North American food factory in 2001
             and integration costs in 2002                                                 27              29
           Cash effects of changes, net of the effects
             from acquired and divested companies:
              Receivables, net                                                            (83)           (100)
              Inventories                                                                (201)           (201)
              Accounts payable                                                           (337)           (408)
              Income taxes                                                                347              62
              Other working capital items                                                (315)           (306)
           Increase (decrease) in pension assets and postretirement
             liabilities, net                                                             162             (78)
           (Decrease) increase in amounts due to parent and affiliates                   (203)            234
           Other                                                                          (35)            (36)
                                                                                        -----           -----

               Net cash provided by operating activities                                  216               2
                                                                                        -----           -----

     CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

       Capital expenditures                                                              (195)           (174)
       Purchases of businesses, net of acquired cash                                      (62)            (33)
       Proceeds from sales of businesses                                                   81
       Other                                                                                5              13
                                                                                        -----           -----

               Net cash used in investing activities                                     (171)           (194)
                                                                                        -----           -----


            See notes to condensed consolidated financial statements.


                                   Continued

                        Kraft Foods Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Continued)
                            (in millions of dollars)
                                   (Unaudited)

                                                                      For the Three Months Ended
                                                                              March 31,
                                                                      --------------------------
                                                                        2002               2001
                                                                        ----               ----
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

  Net issuance of short-term borrowings                              $   686             $    61
  Long-term debt proceeds                                                 13                  14
  Long-term debt repaid                                                 (128)               (430)
  Repayment of notes payable to parent and affiliates                 (1,000)
  Increase in amounts due to parent and affiliates                       600                 519
  Dividends paid                                                        (225)
                                                                     -------             -------

      Net cash (used in) provided by financing activities                (54)                164
                                                                     -------             -------

  Effect of exchange rate changes on cash and
   cash equivalents                                                       (1)
                                                                     -------             -------


Cash and cash equivalents:

  Decrease                                                               (10)                (28)

  Balance at beginning of period                                         162                 191
                                                                     -------             -------


  Balance at end of period                                           $   152             $   163
                                                                     =======             =======


            See notes to condensed consolidated financial statements.

                        Kraft Foods Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1.  Background and Basis of Presentation:
----------------------------------------------

The interim condensed consolidated financial statements of Kraft Foods Inc., together with its subsidiaries (collectively referred to as the "Company") are unaudited. It is the opinion of the Company's management that all adjustments necessary for a fair statement of the interim results presented have been reflected therein. All such adjustments were of a normal recurring nature. Net revenues and net earnings for any interim period are not necessarily indicative of results that may be expected for the entire year.

These statements should be read in conjunction with the Company's consolidated financial statements and related notes, and management's discussion and analysis of financial condition and results of operations which appear in the Company's Annual Report to Shareholders and which are incorporated by reference into the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 Form 10-K").

Note 2.  Recently Adopted Accounting Standards:
-----------------------------------------------

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." As a result, the Company stopped recording the amortization of goodwill and indefinite life intangible assets as a charge to earnings during the first quarter of 2002. The Company estimates that net earnings and diluted earnings per share ("EPS") would have been approximately $564 million and $0.39, respectively, for the three months ended March 31, 2001 had the provisions of the new standards been applied as of January 1, 2001. In addition, the Company is required to conduct an annual review of goodwill and intangible assets for potential impairment. At adoption, the Company did not have to record a charge to earnings for an impairment of goodwill or other intangible assets as a result of these new standards.

At March 31, 2002, goodwill by reportable segment was as follows (in millions):

Cheese, Meals and Enhancers                              $ 8,553
Biscuits, Snacks and Confectionery                         9,334
Beverages, Desserts and Cereals                            2,144
Oscar Mayer and Pizza                                        618
                                                         -------
        Total Kraft Foods North America                   20,649
                                                         -------
Europe, Middle East and Africa                             3,485
Latin America and Asia Pacific                               403
                                                         -------
        Total Kraft Foods International                    3,888
                                                         -------
        Total goodwill                                   $24,537
                                                         =======

There were no material changes in the carrying amount of goodwill during the three months ended March 31, 2002.

                        Kraft Foods Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Intangible assets as of March 31, 2002 were as follows:

                                                                    Carrying            Accumulated
                                                                     Amount             Amortization
                                                                    --------            ------------
                                                                              (in millions)
Non-amortizable intangible assets                                     $11,376
Amortizable intangible assets                                              56                $25
                                                                      -------                ---
       Total intangible assets                                        $11,432                $25
                                                                      =======                ===

Non-amortizable intangible assets substantially comprise brand names purchased through the Nabisco acquisition. Amortizable intangible assets consist primarily of certain trademark licenses and non-compete agreements. The pre-tax amortization expense for intangible assets during the quarter ended March 31, 2002 was $2 million. Based upon the amortizable intangible assets recorded in the balance sheet at March 31, 2002, amortization expense for each of the next five years is estimated to be $8 million or less.

Effective January 1, 2002, the Company also adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets, expands the scope of a discontinued operation to include a component of an entity and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. The adoption of this new standard did not have a material impact on the Company's financial position, results of operations or cash flows for the three months ended March 31, 2002.

Effective January 1, 2002, the Company adopted Emerging Issues Task Force ("EITF") Issue No. 00-14, "Accounting for Certain Sales Incentives" and EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." The adoption of EITF Issues No. 00-14 and No. 00-25 resulted in a reduction of revenues of approximately $1.2 billion in the first quarter of 2001. In addition, the adoption reduced marketing, administration and research costs in the first quarter of 2001 by approximately $1.2 billion, while cost of sales increased by an insignificant amount. The adoption of these EITF Issues had no impact on net earnings or basic and diluted EPS.

Note 3.  Related Party Transactions:
------------------------------------

Philip Morris Companies Inc. ("Philip Morris"), which owns approximately 83.9% of the Company's outstanding shares of capital stock, and certain of its affiliates provide the Company with various services, including planning, legal, treasury, accounting, auditing, insurance, human resources, office of the secretary, corporate affairs, information technology and tax services. Billings for these services, which were based on the cost to Philip Morris to provide such services, were $81 million and $70 million for the three months ended March 31, 2002 and 2001, respectively. These services increased $11 million as Philip Morris provided information technology and financial services that were previously performed by the Company.

The Company also has a long-term note payable to Philip Morris (payable in 2009, interest at 7.00% per annum) of $4.0 billion at March 31, 2002 and $5.0 billion at December 31, 2001. This note has no prepayment penalty, and the Company must repay some or all of the note with the proceeds from external debt offerings. During the first three months of 2002, the Company prepaid $1.0 billion to Philip Morris on this note.

                        Kraft Foods Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 4.  Acquisitions and Divestitures:
---------------------------------------

During the first quarter of 2002, the Company acquired a biscuits business in Australia for $62 million. During the first quarter of 2001, the Company purchased coffee businesses in Romania and Morocco.

During the first quarter of 2002, the Company sold several small North American food businesses which were previously classified as businesses held for sale. The aggregate proceeds received in these transactions during the first quarter of 2002 were $81 million.

The operating results of businesses acquired and divested were not material to the consolidated operating results of the Company in any of the periods presented.

Note 5.  Earnings Per Share:
----------------------------

Basic and diluted EPS were calculated using the following:

                                                                            For the Three Months Ended
                                                                                      March 31,
                                                                           ----------------------------
                                                                             2002                    2001
                                                                            -----                    ----
                                                                                   (in millions)
Net earnings                                                               $  693                  $  326
                                                                           ======                  ======

Weighted average shares for basic EPS                                       1,735                   1,455

Plus: Incremental shares from assumed
        conversions of stock options                                            2
                                                                           ------                  ------

Weighted average shares for diluted EPS                                     1,737                   1,455
                                                                           ======                  ======

There were no options outstanding in the first quarter of 2001.

Note 6.  Contingencies:
-----------------------

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

Prior to the effectiveness of the registration statement covering the shares of the Company's Class A common stock sold in the IPO, some of the underwriters of the IPO provided written copies of a "pre-marketing feedback" form to certain potential purchasers of the Company's Class A common stock. The feedback form was for internal use only and was designed to elicit orally certain information from designated accounts as part of designing strategy in connection with the IPO. This form may have constituted a prospectus that did not meet the requirements of the Securities Act of 1933.

If the distribution of this form by the underwriters did constitute a violation of the Securities Act of 1933, persons who received this form, directly or indirectly, and who purchased the Company's Class A common stock in the IPO may have the right, for a period of one year from the date of the violation, to obtain recovery

                        Kraft Foods Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

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

Note 7.  Segment Reporting:
---------------------------

The Company manufactures and markets packaged retail food products, consisting principally of beverages, cheese, snacks, convenient meals and various grocery products through Kraft Foods North America, Inc. and Kraft Foods International, Inc. Reportable segments for Kraft Foods North America, Inc. are organized and managed principally by product category. Kraft Foods North America, Inc.'s food segments are Cheese, Meals and Enhancers; Biscuits, Snacks and Confectionery; Beverages, Desserts and Cereals; and Oscar Mayer and Pizza. Kraft Foods North America, Inc.'s food service business within the United States and its businesses in Canada and Mexico are reported through the Cheese, Meals and Enhancers segment. Kraft Foods International, Inc.'s operations are organized and managed by geographic location. Kraft Foods International, Inc.'s segments are Europe, Middle East and Africa; and Latin America and Asia Pacific.

The Company's management reviews operating companies income to evaluate segment performance and allocate resources. Operating companies income excludes general corporate expenses and amortization of intangibles. Interest and other debt expense, net, and provision for income taxes are centrally managed and, accordingly, such items are not presented by segment since they are not included in the measure of segment profitability reviewed by management.

                        Kraft Foods Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Reportable segment data were as follows:

                                                       For the Three Months Ended
                                                                  March 31,
                                                       --------------------------
                                                         2002                2001
                                                         ----                ----
                                                              (in millions)
Net revenues:
    Cheese, Meals and Enhancers                         $2,185              $2,105
    Biscuits, Snacks and Confectionery                   1,158               1,226
    Beverages, Desserts and Cereals                      1,189               1,172
    Oscar Mayer and Pizza                                  762                 731
                                                        ------              ------
            Total Kraft Foods North America              5,294               5,234
                                                        ------              ------
    Europe, Middle East and Africa                       1,345               1,399
    Latin America and Asia Pacific                         508                 564
                                                        ------              ------
            Total Kraft Foods International              1,853               1,963
                                                        ------              ------
            Total net revenues                          $7,147              $7,197
                                                        ======              ======

Operating companies income:
    Cheese, Meals and Enhancers                         $  457              $  491
    Biscuits, Snacks and Confectionery                     199                 165
    Beverages, Desserts and Cereals                        308                 339
    Oscar Mayer and Pizza                                  134                 148
                                                        ------              ------
            Total Kraft Foods North America              1,098               1,143
                                                        ------              ------
    Europe, Middle East and Africa                         175                 172
    Latin America and Asia Pacific                          77                  67
                                                        ------              ------
            Total Kraft Foods International                252                 239
                                                        ------              ------
            Total operating companies income             1,350               1,382
    Amortization of intangibles                             (2)               (240)
    General corporate expenses                             (44)                (50)
                                                        ------              ------
            Total operating income                       1,304               1,092
    Interest and other debt expense, net                  (230)               (482)
                                                        ------              ------
            Earnings before income taxes                $1,074              $  610
                                                        ======              ======

Net revenues by consumer sector for Kraft Foods International, Inc. were as follows:

                                                        For the Three Months Ended
                                                                 March 31,
                                                       ----------------------------
                                                         2002                2001
                                                         ----                ----
                                                              (in millions)
Consumer Sector:
    Snacks                                              $  729              $  748
    Beverages                                              622                 667
    Cheese                                                 276                 303
    Grocery                                                170                 190
    Convenient Meals                                        56                  55
                                                        ------              ------
            Total Kraft Foods International             $1,853              $1,963
                                                        ======              ======

                        Kraft Foods Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

During the first quarter of 2002, the Company recorded a pre-tax charge of $142 million related to employee acceptances under the previously announced voluntary retirement program. This charge was included in marketing, administration and research costs for the following segments: Cheese, Meals and Enhancers, $60 million; Biscuits, Snacks and Confectionery, $3 million; Beverages, Desserts and Cereals, $47 million; Oscar Mayer and Pizza, $25 million; Europe, Middle East and Africa, $5 million; and Latin America and Asia Pacific, $2 million. In addition, during the first quarter of 2002, the Company recorded a pre-tax charge of $27 million to consolidate production lines in North America. This charge was included in marketing, administration and research costs for the Cheese, Meals and Enhancers segment.

During the first quarter of 2001, the Company sold a North America food factory which resulted in a pre-tax loss of $29 million. The loss was included in marketing, administration and research costs for the Cheese, Meals and Enhancers segment.

Note 8.  Financial Instruments:
-------------------------------

During the quarters ended March 31, 2002 and 2001, ineffectiveness related to fair value hedges and cash flow hedges was not material. At March 31, 2002, the Company is hedging forecasted transactions for periods not exceeding the next seventeen months and expects substantially all amounts reported in accumulated other comprehensive losses to be reclassified to the consolidated statement of earnings within the next twelve months.

Hedging activity affected accumulated other comprehensive losses, net of income taxes, as follows (in millions):

                                                                       Three Months Ended March 31,
                                                                      ------------------------------
                                                                      2002                      2001
                                                                      ----                      ----
          Balance as of January 1                                     $(18)                      $ -

          Derivative losses transferred to earnings                     11                         5

          Change in fair value                                          12                        (5)
                                                                      ----                       ---

          Balance as of March 31                                      $  5                       $ -
                                                                      ====                       ===

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Environment

Kraft Foods Inc. ("Kraft"), together with its subsidiaries (collectively referred to as the "Company") is the largest branded food and beverage company headquartered in the United States. Prior to June 13, 2001, the Company was a wholly-owned subsidiary of Philip Morris Companies Inc. ("Philip Morris"). On June 13, 2001, the Company completed an initial public offering ("IPO") of 280,000,000 shares of its Class A common stock. After the IPO, Philip Morris owns approximately 83.9% of the outstanding shares of the Company's capital stock through its ownership of 49.5% of the Company's outstanding Class A common stock, and 100% of the Company's Class B common stock. The Class A common stock has one vote per share while the Company's Class B common stock has ten votes per share. Therefore, Philip Morris holds 97.7% of the combined voting power of the Company's outstanding common stock.

The Company conducts its global business through two units: Kraft Foods North America, Inc. ("KFNA") and Kraft Foods International, Inc. ("KFI"). KFNA manages its operations by product category, while KFI manages its operations by geographic region. KFNA's segments are Cheese, Meals and Enhancers; Biscuits, Snacks and Confectionery; Beverages, Desserts and Cereals; and Oscar Mayer and Pizza. KFNA's food service business within the United States and its businesses in Canada and Mexico are reported through the Cheese, Meals and Enhancers segment. KFI's segments are Europe, Middle East and Africa; and Latin America and Asia Pacific.

The Company is subject to fluctuating commodity costs, currency movements and competitive challenges in various product categories and markets, including a trend toward increasing consolidation in the retail trade and consequent inventory reductions, and changing consumer preferences. In addition, certain competitors may have different profit objectives and some international competitors may be less susceptible to currency exchange rates. To confront these challenges, the Company continues to take steps to build the value of its brands and improve its food business portfolio with new products and marketing initiatives.

Fluctuations in commodity costs can cause retail price volatility, intensify price competition and influence consumer and trade buying patterns. KFNA's and KFI's businesses are subject to fluctuating commodity costs, including dairy, coffee bean and cocoa costs. Dairy commodity costs on average have been higher than the levels incurred in the first quarter of 2001. Cocoa bean prices have also been higher, while coffee bean prices have been lower than in 2001.

The food industry is subject to the possibility that consumers could lose confidence in the safety and quality of certain food products. Products that become adulterated or misbranded may need to be recalled. Manufacturers are subject to product liability claims if consumption of their products causes injury. The industry is also subject to rigorous food safety, ingredient disclosure and labeling laws and regulations.

On December 11, 2000, the Company acquired all of the outstanding shares of Nabisco for an aggregate purchase price, including assumed debt, of approximately $19.2 billion. The acquisition has been accounted for as a purchase. During 2001, certain Nabisco businesses were reclassified to businesses held for sale, including their estimated results of operations through anticipated sale dates. These businesses have subsequently been sold with the exception of one business that had been held for sale since the acquisition of Nabisco. This business has been included in 2002 reported operating results. The closure of a number of Nabisco domestic and international facilities resulted in severance and other exit costs of $379 million, which were included in the adjustments for the allocation of the Nabisco purchase price. The closures will result in the termination of approximately 7,500 employees and will require total cash payments of $373 million, of which approximately $100 million has been spent through March 31, 2002. Substantially all of the closures will be completed by the end of 2002.

The integration of Nabisco into the operations of the Company will also result in the closure or reconfiguration of several of the Company's existing facilities. The aggregate charges to the Company's consolidated statement of earnings to close or reconfigure its facilities and integrate Nabisco were originally estimated to be in the range of $200 million to $300 million. In the fourth quarter of 2001, the Company announced that it was offering a voluntary retirement program to certain United States salaried employees. During the first quarter of 2002, approximately 700 salaried employees accepted the benefits offered by this program and elected to retire or terminate employment. As a result, the Company recorded a pre-tax charge of $142 million related to the voluntary retirement program. In addition, during the first quarter of 2002, the Company recorded pre-tax integration charges of $27 million to consolidate production lines in North America. As of March 31, 2002, the Company had recorded cumulative pre-tax charges of $222 million related to these actions.

During the first quarter of 2001, the Company sold a North American food factory which resulted in a pre-tax loss of $29 million.

During the first quarter of 2002, the Company purchased a biscuits business in Australia for $62 million. During the first quarter of 2001, the Company purchased coffee businesses in Romania and Morocco.

During the first quarter of 2002, the Company sold several small North American food businesses which were previously classified as businesses held for sale. The aggregate proceeds received in these transactions during the first quarter of 2002 were $81 million.

The operating results of businesses acquired and divested were not material to the consolidated operating results of the Company in any of the periods presented.

Consolidated Operating Results
------------------------------

Several events occurred during the first quarter of 2002 and 2001 that affected the comparability of earnings. In order to isolate the financial effects of these events, and to provide a more meaningful comparison of the Company's results of operations, the following tables and the subsequent discussion of the Company's consolidated operating results will refer to results on a reported and pro forma basis. Reported results reflect an average of 1.455 billion shares outstanding during 2001. Pro forma results reflect average common shares outstanding of 1.735 billion for 2001 based on the assumption that shares issued immediately following the IPO were outstanding throughout 2001 and that, effective January 1, 2001, the net proceeds of the IPO were used to retire a portion of a long-term note payable used to finance the Nabisco acquisition.
Pro forma results also adjust for the results of operations divested since the beginning of 2001 and certain other unusual items as detailed on the following tables, including the cessation of goodwill amortization as if Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" had been in effect during 2001.

Consolidated Operating Results
------------------------------

                                                                      For the Three Months Ended March 31,
                                                                      ------------------------------------
                                                                           2002                2001
                                                                          ------              ------
                                                                      (in millions, except per share data)
Reported volume (in pounds)                                                4,458               4,280
    Volume of businesses sold                                                                     (9)
    Changes due to businesses held for sale                                                       77
                                                                          ------              ------
Pro forma volume (in pounds)                                               4,458               4,348
                                                                          ======              ======


Reported net revenues                                                     $7,147              $7,197
    Net revenues of businesses sold                                                               (7)
    Changes due to businesses held for sale                                                      (13)
                                                                          ------              ------
Pro forma net revenues                                                    $7,147              $7,177
                                                                          ======              ======


Reported operating companies income                                       $1,350              $1,382
    Operating companies income of businesses sold                                                 (1)
    Loss on the sale of a North American food factory in 2001
      and integration costs in 2002                                           27                  29
    Voluntary retirement programs                                            142
    Changes due to businesses held for sale                                                        4
                                                                          ------              ------
Pro forma operating companies income                                      $1,519              $1,414
                                                                          ======              ======


Reported net earnings                                                     $  693              $  326
    Interest reduction assuming full year IPO, net of tax                                         88
    Voluntary retirement programs, net of tax                                 92
    Loss on the sale of a North American food factory in 2001
      and integration costs in 2002, net of tax                               17                  18
    Cessation of goodwill amortization                                                           238
                                                                          ------              ------
Pro forma net earnings                                                    $  802              $  670
                                                                          ======              ======

    Weighted average diluted shares outstanding                            1,737               1,455
    Adjustment to reflect additional shares
      outstanding after IPO                                                                      280
                                                                          ------              ------
    Pro forma diluted shares outstanding                                   1,737               1,735
                                                                          ======              ======
Pro forma diluted earnings per share                                      $ 0.46              $ 0.39
                                                                          ======              ======

Reported volume for the first quarter of 2002 increased 178 million pounds (4.2%) over the comparable 2001 period. On a pro forma basis, volume increased 2.5% over the first quarter of 2001 due primarily to increases in the Beverages, Desserts and Cereals segment, contributions from new products and acquisitions.

Reported net revenues for the first quarter of 2002 decreased $50 million (0.7%) from the comparable 2001 period as the adverse effects of currency exchange rates and lower sales prices on coffee products (driven by commodity-related price declines) were partially offset by higher volume/mix and the impact of acquisitions. On a pro forma basis, net revenues decreased 0.4% from the first quarter of 2001.

Reported operating companies income, which is defined as operating income before general corporate expenses and amortization of intangibles, was affected by the following unusual items during the first quarter of 2002 and 2001:

o Integration Charges- During the first quarter of 2002, the Company recorded $27 million of pre-tax integration charges to consolidate production lines in North America. This charge was included in marketing, administration and research costs for the Cheese, Meals and Enhancers segment.

o Voluntary Retirement Programs- In the fourth quarter of 2001, the Company announced that it was offering a voluntary retirement program to certain salaried employees in the United States. As of March 31, 2002, approximately 700 salaried employees accepted the benefits offered by these programs and elected to retire or terminate employment. As a result, the Company recorded a pre-tax charge of $142 million in the first quarter of 2002.

o Businesses Held for Sale- During 2001, certain Nabisco businesses were reclassified to businesses held for sale, including their estimated results of operations through anticipated sale dates. These businesses have subsequently been sold with the exception of one business that had been held for sale since the acquisition of Nabisco. This business has been included in 2002 reported operating results and has been included as an adjustment to arrive at pro forma results for 2001.

o Sale of Food Factory- The Company sold a North American food factory during the first quarter of 2001, resulting in a pre-tax loss of $29 million recorded in the Cheese, Meals and Enhancers segment.

In addition, reported net earnings were also affected by the following unusual item during the first quarter of 2002:

o Amortization of Intangibles- On January 1, 2002, the Company adopted SFAS No. 141 and SFAS No. 142. As a result, the Company is no longer required to amortize goodwill and indefinite life intangible assets as a charge to earnings. The Company estimates that reported net earnings and diluted earnings per share ("EPS") would have been approximately $564 million and $0.39, respectively, for the three months ended March 31, 2001 had the provisions of the new standards been applied in that period.

Reported operating companies income decreased $32 million (2.3%) from the first quarter of 2001, due primarily to the pre-tax charge related to the voluntary retirement programs. On a pro forma basis, operating companies income increased $105 million (7.4%), due to higher operating companies income in all segments.

Currency movements have decreased net revenues by $130 million and operating companies income by $6 million from the first quarter of 2001. Decreases in net revenues and operating companies income are due primarily to the strength of the U.S. dollar against the euro and certain Latin American currencies. Although the Company cannot predict future movements in currency exchange rates, the strength of the U.S. dollar, if sustained during 2002, could continue to have an unfavorable impact on net revenues and operating companies income comparisons.

Reported interest and other debt expense, net, decreased $252 million from the first quarter of 2001. This decrease was due primarily to lower debt levels after the repayment of Nabisco acquisition borrowings with the proceeds from the Company's IPO. On a pro forma basis, interest and other debt expense, net, decreased $88 million in 2002 from $318 million in the first quarter of 2001. This decrease in pro forma interest expense is due to the use of free cash flow to repay debt and ongoing efforts to externally refinance debt payable to Philip Morris.

During the first quarter of 2002, the Company's reported effective tax rate decreased by 11.1 percentage points to 35.5% as compared with the first quarter of 2001, due primarily to the adoption of SFAS No. 141 and SFAS No. 142, under which the Company is no longer required to amortize goodwill and indefinite life intangible assets as a charge to earnings.

Reported diluted and basic EPS, which were both $0.40 for the first quarter of 2002, increased by 81.8% from 2001, due primarily to lower interest expense and the elimination of substantially all goodwill amortization in accordance with the Company's adoption of SFAS No. 141 and No. 142. Reported net earnings of $693 million for the first quarter of 2002 increased $367 million, or more than 100%, from the comparable period of 2001. On a pro forma basis, diluted and basic EPS, which were both $0.46 for the first quarter of 2002, increased by 17.9% over the first quarter of 2001, due primarily to higher operating results in all segments and lower interest expense. Pro forma net earnings of $802 million for the first quarter of 2002 increased $132 million (19.7%) over the comparable period of 2001.

Operating Results by Business Segment
-------------------------------------

Kraft Foods North America, Inc.
-------------------------------

Operating Results

                                                   For the Three Months Ended March 31,
                                                   -----------------------------------
                                                         2002                2001
                                                         ----                ----
                                                              (in millions)
Reported volume (in pounds):
    Cheese, Meals and Enhancers                          1,448              1,308
    Biscuits, Snacks and Confectionery                     551                609
    Beverages, Desserts and Cereals                        940                861
    Oscar Mayer and Pizza                                  390                383
                                                         -----              -----
Total reported volume (in pounds)                        3,329              3,161
    Changes due to businesses held for sale:
       Cheese, Meals and Enhancers                                            147
       Biscuits, Snacks and Confectionery                                     (53)
       Beverages, Desserts and Cereals                                         (8)
                                                         -----              -----
Pro forma volume (in pounds)                             3,329              3,247
                                                         =====              =====

                                                          For the Three Months Ended March 31,
                                                          ------------------------------------
                                                                2002                2001
                                                                ----                ----
                                                                      (in millions)
Reported net revenues:
    Cheese, Meals and Enhancers                                $2,185              $2,105
    Biscuits, Snacks and Confectionery                          1,158               1,226
    Beverages, Desserts and Cereals                             1,189               1,172
    Oscar Mayer and Pizza                                         762                 731
                                                               ------              ------
Total reported net revenues                                     5,294               5,234
    Net revenues of businesses sold:
       Beverages, Desserts and Cereals                                                 (3)
    Changes due to businesses held for sale:
       Cheese, Meals and Enhancers                                                     55
       Biscuits, Snacks and Confectionery                                             (53)
       Beverages, Desserts and Cereals                                                (16)
                                                               ------              ------
Pro forma net revenues                                         $5,294              $5,217
                                                               ======              ======


Reported operating companies income:
    Cheese, Meals and Enhancers                                $  457              $  491
    Biscuits, Snacks and Confectionery                            199                 165
    Beverages, Desserts and Cereals                               308                 339
    Oscar Mayer and Pizza                                         134                 148
                                                               ------              ------
Total reported operating companies income                       1,098               1,143
    Voluntary retirement programs:
       Cheese, Meals and Enhancers                                 60
       Biscuits, Snacks and Confectionery                           3
       Beverages, Desserts and Cereals                             47
       Oscar Mayer and Pizza                                       25
    Changes due to businesses held for sale:
       Cheese, Meals and Enhancers                                                      4
       Biscuits, Snacks and Confectionery                                              (2)
       Beverages, Desserts and Cereals                                                  1
    Loss on sale of a North American food factory in 2001
       and integration costs in 2002:
       Cheese, Meals and Enhancers                                 27                  29
                                                               ------              ------
Pro forma operating companies income                           $1,260              $1,175
                                                               ======              ======

Reported volume for the first quarter of 2002 increased 5.3% over the comparable period of 2001. On a pro forma basis, volume for the first quarter of 2002 increased 2.5% over the comparable period of 2001, due primarily to increased shipments in the Beverages, Desserts and Cereals segment, as well as contributions from new products.

During the first quarter of 2002, reported net revenues increased $60 million (1.1%) over the first quarter of 2001, due primarily to higher pricing ($43 million) and higher volume/mix. On a pro forma basis, net revenues increased 1.5%.

Reported operating companies income for the first quarter of 2002 decreased $45 million (3.9%) from the comparable period of 2001, due primarily to the charge for voluntary retirement programs ($135 million) and higher dairy commodity costs, partially offset by lower marketing, administration and research costs ($102 million) and higher volume/mix. On a pro forma basis, operating companies income increased 7.2%, driven by volume growth and productivity and synergy savings, partially offset by higher dairy commodity costs.

The following discusses operating results within each of Kraft Foods North America's reportable segments.

Cheese, Meals and Enhancers. Reported volume in the first quarter of 2002 increased 10.7% over the comparable period of 2001, due primarily to the inclusion in 2002 of a business that was previously held for sale. On a pro forma basis, volume in the first quarter of 2002 decreased 0.5% from the comparable period of 2001, as increased shipments to retail stores were more than offset by a decline in U.S. food service volume and the exit from the lower-margin, non-branded cheese business. Meals volume increased, reflecting higher shipments of macaroni & cheese dinners and the 2001 acquisition of It's Pasta Anytime. Cheese volume also increased, reflecting higher shipments of natural cheese and process cheese loaves.

During the first quarter of 2002, reported net revenues increased $80 million (3.8%) over the first quarter of 2001, due primarily to the businesses held for sale ($55 million) and higher pricing ($22 million). On a pro forma basis, net revenues increased 1.2% over the comparable period of 2001.

Reported operating companies income for the first quarter of 2002 decreased $34 million (6.9%) from the comparable period of 2001, due primarily to the charge for voluntary retirement programs ($60 million) and unfavorable margins due to higher dairy commodity costs ($16 million), partially offset by lower marketing, administration and research costs ($40 million). On a pro forma basis, operating companies income increased 3.8%, driven by lower marketing, administration and research costs (reflecting synergy and productivity savings), partially offset by higher dairy commodity costs.

Biscuits, Snacks and Confectionery. Reported volume in the first quarter of 2002 decreased 9.5% from the comparable period of 2001, as certain businesses included in the first quarter 2001 results were subsequently designated as businesses held for sale. On a pro forma basis, volume in the first quarter of 2002 decreased 0.9% from the comparable period in 2001. Biscuits volume decreased versus a strong shipment quarter in 2001. Confectionery volume also declined reflecting accelerated customer purchases in December of 2001 in advance of a price increase and competitive activity in the non-chocolate candy business. In snacks, volume increased due primarily to higher shipments of nuts to non-grocery channels.

During the first quarter of 2002, reported net revenues decreased $68 million (5.5%) from the first quarter of 2001, due to businesses held for sale ($53 million) and lower volume/mix ($37 million), partially offset by higher pricing ($22 million). On a pro forma basis, net revenues decreased 1.3%.

Reported operating companies income for the first quarter of 2002 increased $34 million (20.6%) over the comparable period of 2001, due to lower marketing, administration and research costs ($48 million, the majority of which related to lower marketing expenses and synergy savings), partially offset by lower volume/mix ($14 million). On a pro forma basis, operating companies income increased 23.9%.

Beverages, Desserts and Cereals. Reported volume in the first quarter of 2002 increased 9.2% over the comparable period in 2001. On a pro forma basis, volume in the first quarter of 2002 increased 10.2% over the comparable period of 2001, due primarily to higher shipments of ready-to-drink beverages. Coffee volume also increased, driven by merchandising programs. In the desserts business, volume increased due primarily to merchandising programs in frozen toppings and dry packaged and ready-to-eat desserts. Cereal volume declined due primarily to the timing of shipments to non-grocery customers.

During the first quarter of 2002, reported net revenues increased $17 million (1.5%) over the first quarter of 2001, due primarily to higher volume/mix ($49 million), partially offset by lower pricing ($13 million, due primarily to coffee commodity-related price reductions) and businesses held for sale ($16 million). On a pro forma basis, net revenues increased 3.1%.

Reported operating companies income for the first quarter of 2002 decreased $31 million (9.1%) from the comparable period of 2001, primarily reflecting the charge for voluntary retirement programs ($47 million), partially offset by higher volume/mix ($16 million). On a pro forma basis, operating companies income increased 4.4%.

Oscar Mayer and Pizza. Reported and pro forma volume in the first quarter of 2002 increased 1.8% over the comparable period of 2001, due to volume gains in processed meats and frozen pizza. The processed meats business recorded volume gains in luncheon meats, hot dogs, bacon, lunch combinations and soy-based meat alternatives. Volume in the frozen pizza business also increased, driven by new products and expanded distribution of existing products.

During the first quarter of 2002, reported and pro forma net revenues increased $31 million (4.2%) over the first quarter of 2001 due primarily to higher volume/mix ($19 million) and higher pricing ($12 million).

Reported operating companies income for the first quarter of 2002 decreased $14 million (9.5%) from the comparable period of 2001 due primarily to the charge for voluntary retirement programs ($25 million), partially offset by lower marketing, administration and research costs. On a pro forma basis, operating companies income increased 7.4%.

Kraft Foods International, Inc.
-------------------------------

Operating Results

                                             For the Three Months Ended March 31,
                                             ------------------------------------
                                                    2002               2001
                                                    ----               ----
                                                         (in millions)
Reported volume (in pounds):
    Europe, Middle East and Africa                   663                 640
    Latin America and Asia Pacific                   466                 479
                                                  ------              ------
Total reported volume (in pounds)                  1,129               1,119
    Volume of businesses sold:
       Latin America and Asia Pacific                                     (9)
    Changes due to businesses held for sale:
       Latin America and Asia Pacific                                     (9)
                                                  ------              ------
Pro forma volume (in pounds)                       1,129               1,101
                                                  ======              ======

Reported net revenues:
    Europe, Middle East and Africa                $1,345              $1,399
    Latin America and Asia Pacific                   508                 564
                                                  ------              ------
Total reported net revenues                        1,853               1,963
    Net revenues of businesses sold:
       Latin America and Asia Pacific                                     (4)
    Changes due to businesses held for sale:
       Latin America and Asia Pacific                                      1
                                                  ------              ------
Pro forma operating revenues                      $1,853              $1,960
                                                  ======              ======

                                                         For the Three Months Ended March 31,
                                                         ------------------------------------
                                                               2002               2001
                                                               ----               ----
                                                                    (in millions)
Reported operating companies income:
    Europe, Middle East and Africa                             $175              $172
    Latin America and Asia Pacific                               77                67
                                                               ----              ----
Total reported operating companies income                       252               239
    Operating companies income of businesses sold:
       Latin America and Asia Pacific                                              (1)
    Voluntary retirement programs:
       Europe, Middle East and Africa                             5
       Latin America and Asia Pacific                             2
    Changes due to businesses held for sale:
       Latin America and Asia Pacific                                               1
                                                               ----              ----
Pro forma operating companies income                           $259              $239
                                                               ====              ====

Reported volume for the first quarter of 2002 increased 0.9% over the first quarter of 2001, due primarily to volume growth in the Europe, Middle East and Africa segment, partially offset by lower volume in the Latin America and Asia Pacific segment. On a pro forma basis, volume for the first quarter of 2002 increased 2.5% over the comparable period of 2001, with gains in both segments benefiting from acquisitions and new products.

During the first quarter of 2002, reported net revenues decreased $110 million (5.6%) from the first quarter of 2001, due primarily to unfavorable currency movements ($129 million) and lower pricing ($26 million, due primarily to commodity-related coffee price reductions), partially offset by the impact of acquisitions ($33 million). On a pro forma basis, net revenues decreased 5.5%.

Reported operating companies income for the first quarter of 2002 increased $13 million (5.4%) over the first quarter of 2001, due primarily to lower marketing, administration and research costs ($43 million), partially offset by unfavorable margins ($16 million), the charge for voluntary retirement programs ($7 million) and unfavorable currency ($6 million). On a pro forma basis, operating companies income increased 8.4%.

The following discusses operating results within each of Kraft Foods International's reportable segments.

Europe, Middle East and Africa. Reported and pro forma volume for the first quarter of 2002 increased 3.6% from the comparable period of 2001, driven by volume growth in several countries across the segment. Snacks volume increased, driven by higher confectionery and salty snacks volume. Confectionery volume benefited from gains in several markets and the recent acquisition of businesses in Russia and Poland. Salty snacks volume growth was driven by gains in the Nordic area and Central and Eastern Europe. In beverages, volume increased in both coffee and refreshment beverages. Coffee volume grew in Germany, Sweden, Poland and the Ukraine, and benefited from acquisitions in Bulgaria, Romania and Morocco. Refreshment beverages volume increased, driven by powdered soft drinks in the Middle East, the Czech Republic and Turkey. In cheese, volume declined due to lower volume in the European Union reflecting increased price competition, partially offset by volume gains in the Middle East. In convenient meals, volume increased driven by lunch combinations in the United Kingdom and canned meats volume in Italy against a weak comparison in 2001. Grocery volume also increased, benefiting from higher sales of spoonable dressings in Italy and Spain, as well as pourable dressings and ready-to-serve desserts in the United Kingdom.

Reported and pro forma net revenues for the first quarter of 2002 decreased $54 million (3.9%) from the comparable period of 2001, due primarily to unfavorable currency movements ($66 million) and lower pricing ($26 million, due primarily to commodity-driven coffee price decreases), partially offset by higher volume/mix ($12 million) and the 2001 acquisitions of coffee businesses in Romania, Morocco and Bulgaria and confectionery businesses in Russia and Poland ($26 million).

Reported operating companies income for the first quarter of 2002 increased $3 million (1.7%) over the comparable period of 2001, due primarily to favorable margins ($8 million), higher volume/mix and acquisitions, partially offset by unfavorable currency movements ($5 million) and the charge for voluntary retirement programs ($5 million). On a pro forma basis, operating companies income increased 4.7%.

Latin America and Asia Pacific. Reported volume for the first quarter of 2002 decreased 2.7% from the comparable period in 2001, due primarily to businesses held for sale, divested businesses and the impact of weak economies in Argentina, Venezuela and several Asian markets, partially offset by gains across a number of markets. On a pro forma basis, volume for the first quarter of 2002 increased 1.1% over the comparable period of 2001. Snacks volume increased, driven primarily by higher biscuits volume in Brazil and Peru, confectionery volume in Brazil and by the 2002 acquisition of a biscuits business in Australia, partially offset by lower volume in Argentina, Venezuela and China. Beverages volume increased, due primarily to growth in powdered soft drinks in most markets and coffee in China. Cheese volume decreased due primarily to increased price competition in Australia and lower sales in Japan and the Caribbean, partially offset by higher cheese volume in the Philippines. Grocery volume decreased, due primarily to economic weakness in Argentina and Venezuela. The Company expects continued erosion of the economic climate in Argentina to negatively affect results during the remainder of 2002.

During the first quarter of 2002, reported net revenues decreased $56 million (9.9%) from the first quarter of 2001, due primarily to unfavorable currency movements ($63 million) and lower volume/mix ($11 million), partially offset by the 2002 acquisition of a biscuits business in Australia. On a pro forma basis, net revenues decreased 9.4%.

Reported operating companies income for the first quarter of 2002 increased $10 million (14.9%) over the comparable period of 2001, due primarily to lower marketing, administration and research costs ($42 million, reflecting synergy savings), partially offset by lower margins ($24 million) and lower volume/mix ($5 million). On a pro forma basis, operating companies income increased 17.9%.

Financial Review
----------------

Net Cash Provided by Operating Activities
-----------------------------------------

During the first quarter of 2002, net cash provided by operating activities was $216 million compared with $2 million in the comparable 2001 period. The increase in net cash provided by operating activities is due primarily to higher net earnings in 2002 and cash payments in the first quarter of 2001 relative to severance and change in control costs arising from the Nabisco acquisition as well as taxes on the gain of a business sold in 2000.

Net Cash Used in Investing Activities
-------------------------------------

During the first quarter of 2002, net cash used in investing activities was $171 million, compared with $194 million in the first quarter of 2001. This decrease in net cash used primarily reflects cash received from the sales of businesses in 2002, partially offset by an increase in capital expenditures and higher cash used in purchases of businesses.

Net Cash Used in Financing Activities
-------------------------------------

During the first quarter of 2002, net cash used in financing activities was $54 million, compared with $164 million provided by financing activities during the first quarter of 2001. The difference was due primarily to dividends paid during the first quarter of 2002.

Debt and Liquidity
------------------

Debt. The Company's total debt, including intercompany accounts payable to Philip Morris, was $16.0 billion at March 31, 2002 and December 31, 2001. A prepayment of $1.0 billion on the 7.00% note payable to Philip Morris was offset by an increase in short-term borrowings and amounts due to parent and affiliates. The Company's debt-to-equity ratio was 0.67 at March 31, 2002 and
0.68 at December 31, 2001.

In April 2002, the Company filed a Form S-3 shelf registration statement with the Securities and Exchange Commission, under which the Company may sell debt securities and/or warrants to purchase debt securities in one or more offerings up to a total amount of $5.0 billion. The Company plans to use the future proceeds from the sale of the offered securities to refinance indebtedness to Philip Morris, to refinance maturing long-term indebtedness and for general corporate purposes.

Credit Facilities. The Company has a $2.0 billion 5-year revolving credit facility expiring in July 2006 and a $4.0 billion 364-day revolving credit facility expiring in July 2002. Including these revolving credit facilities, the Company's total credit facilities were approximately $6.8 billion. Certain of these credit facilities were used to support $3.0 billion of commercial paper borrowings at March 31, 2002, the proceeds of which were used for general corporate purposes. A portion of the facilities is used to meet the short-term working capital needs of the Company's international businesses. Certain of the credit facilities require the maintenance of a minimum net worth, as defined, of $18.2 billion, which the Company exceeded at March 31, 2002. The Company does not currently anticipate any difficulty in continuing to exceed this covenant requirement. The foregoing revolving credit facilities do not include any other covenants that could require an acceleration of maturity or the posting of collateral. The five-year revolving credit facility enables the Company to reclassify short-term debt on a long-term basis. At March 31, 2002 and December 31, 2001, $2.0 billion of commercial paper borrowings that the Company intends to refinance were reclassified as long-term debt. The Company expects to continue to refinance long-term and short-term debt from time to time. The nature and amount of the Company's long-term and short-term debt and the proportionate amount of each can be expected to vary as a result of future business requirements, market conditions and other factors.

Guarantees and Commitments. At March 31, 2002, the Company was contingently liable for guarantees and commitments of $45 million. These include surety bonds related to dairy commodity purchases and guarantees related to letters of credit. Guarantees do not have, and are not expected to have, a significant impact on the Company's liquidity.

                               -------------------

The Company believes that its cash from operations, existing credit facilities and access to global capital markets will provide sufficient liquidity to meet its working capital needs, planned capital expenditures and payment of its anticipated quarterly dividends.

Dividends
---------

Dividends paid in the first quarter of 2002 were $225 million. During the first quarter of 2002, the Company declared its regular quarterly dividend of $0.13 per share on its Class A and Class B common stock. The present annualized dividend rate is $0.52 per common share. The declaration of dividends is subject to the discretion of the Company's board of directors and will depend on various factors, including the Company's net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by the Company's board of directors.

Market Risk
-----------

The Company operates globally, with manufacturing and sales facilities in various locations around the world, and utilizes certain financial instruments to manage its foreign currency and commodity exposures, which primarily relate to forecasted transactions and interest rate exposures. Derivative financial instruments are used by the Company, principally to reduce exposures to market risks resulting from fluctuations in foreign exchange rates, commodity prices and interest rates by creating offsetting exposures. The Company is not a party to leveraged derivatives. For a derivative to qualify as a hedge at inception and throughout the hedged period, the Company formally documents the nature and relationships between the hedging instruments and hedged items, as well as its risk-management objectives, strategies for undertaking the various hedge transactions and method of assessing hedge effectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of a forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction will occur. Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. The Company does not use derivative financial instruments for speculative purposes.

Substantially all of the Company's derivative financial instruments are effective as hedges under accounting principles generally accepted in the United States of America. Accordingly, the Company decreased accumulated other comprehensive losses by $23 million during the first quarter of 2002. This reflects an increase in the fair value of derivatives of $12 million and the transfer of deferred losses to earnings of $11 million. The fair value of all derivative financial instruments has been calculated based on active market quotes.

Foreign exchange rates. The Company uses forward foreign exchange contracts and foreign currency options to mitigate its exposure to changes in foreign currency exchange rates from third-party and intercompany forecasted transactions. At March 31, 2002 and December 31, 2001, the Company had option and forward foreign exchange contracts with aggregate notional amounts of $363 million and $431 million, respectively, for the purchase or sale of foreign currencies.

Commodities. The Company is exposed to price risk related to forecasted purchases of certain commodities used as raw materials by the Company's businesses. Accordingly, the Company uses commodity forward contracts, as cash flow hedges, primarily for coffee, cocoa, milk, cheese and wheat. Commodity futures and options are also used to hedge the price of certain commodities, including milk, coffee, cocoa, wheat, corn, sugar and soybean oil. At March 31, 2002 and December 31, 2001, the Company had net long commodity positions of $603 million and $589 million, respectively.

Interest rates. The Company uses interest rate swaps to hedge the fair value of an insignificant portion of its long-term debt. The differential to be paid or received is accrued and recognized as interest expense. If an interest rate swap agreement is terminated prior to maturity, the realized gain or loss is recognized over the remaining life of the agreement if the hedged amount remains outstanding, or immediately if the underlying hedged exposure does not remain outstanding. If the underlying exposure is terminated prior to the maturity of the interest rate swap, the unrealized gain or loss on the related interest rate swap is recognized in earnings currently. At March 31, 2002, the aggregate notional principal amount of those agreements, which converted fixed-rate debt to variable-rate debt, was $102 million. Aggregate maturities at March 31, 2002 were $29 million in 2003 and $73 million in 2004. During the quarter ended
March 31, 2002, there was no ineffectiveness relating to these fair value hedges.

                               -------------------

Use of the above-mentioned derivative financial instruments has not had a material impact on the Company's financial position at March 31, 2002 and December 31, 2001, or the Company's results of operations for the three months ended March 31, 2002 or the year ended December 31, 2001.

                               -------------------

Contingencies
-------------

See Note 6 to the Condensed Consolidated Financial Statements for a discussion of contingencies.

New Accounting Standards
------------------------

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." As a result, the Company stopped recording the amortization of goodwill and indefinite life intangible assets as a charge to earnings during the first quarter of 2002. The Company estimates that net earnings and diluted earnings per share would have been approximately $564 million and $0.39, respectively, for the three months ended March 31, 2001 had the provisions of the new standards been applied as of January 1, 2001. In addition, the Company is required to conduct an annual review of goodwill and intangible assets for potential impairment. At adoption, the Company did not have to record a charge to earnings for an impairment of goodwill or other intangible assets as a result of these new standards.

Effective January 1, 2002, the Company also adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets, expands the scope of a discontinued operation to include a component of an entity and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. The adoption of this new standard did not have a material impact on the Company's financial position, results of operations or cash flows for the three months ended March 31, 2002.

Effective January 1, 2002, the Company adopted Emerging Issues Task Force ("EITF") No. 00-14, "Accounting for Certain Sales Incentives" and EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." The adoption of EITF Issues No. 00-14 and No. 00-25 resulted in a reduction of revenues of approximately $1.2 billion in the first quarter of 2001. In addition, the adoption reduced marketing, administration and research costs in the first quarter of 2001 by approximately $1.2 billion, while cost of sales increased by an insignificant amount. The adoption of these EITF Issues had no impact on net earnings or basic and diluted EPS.

The adoption of EITF Issues No. 00-14 and No. 00-25 resulted in restated reported and pro forma 2001 quarterly net revenues by reportable segment as follows (in millions):

                                                                        2001 Reported (As Restated)
                                                        ---------------------------------------------------------
                                                         First           Second             Third          Fourth
                                                         -----           ------             -----          ------
Cheese, Meals and Enhancers                             $2,105           $2,312            $2,126          $2,189
Biscuits, Snacks and Confectionery                       1,226            1,195             1,286           1,364
Beverages, Desserts and Cereals                          1,172            1,125               985             955
Oscar Mayer and Pizza                                      731              796               754             649
                                                        ------           ------            ------          ------
     Total KFNA                                          5,234            5,428             5,151           5,157
                                                        ------           ------            ------          ------

Europe, Middle East and Africa                           1,399            1,434             1,328           1,775
Latin America and Asia Pacific                             564              611               539             614
                                                        ------           ------            ------          ------
     Total KFI                                           1,963            2,045             1,867           2,389
                                                        ------           ------            ------          ------

      Total net revenues                                $7,197           $7,473            $7,018          $7,546
                                                        ======           ======            ======          ======

                                                                        2001 Pro Forma (As Restated)
                                                        ----------------------------------------------------------
                                                         First           Second             Third          Fourth
                                                         -----           ------             -----          ------
Cheese, Meals and Enhancers                             $2,160           $2,381            $2,187          $2,256
Biscuits, Snacks and Confectionery                       1,173            1,248             1,286           1,364
Beverages, Desserts and Cereals                          1,153            1,122               974             976
Oscar Mayer and Pizza                                      731              796               754             649
                                                        ------           ------            ------          ------
     Total KFNA                                          5,217            5,547             5,201           5,245
                                                        ------           ------            ------          ------

Europe, Middle East and Africa                           1,399            1,434             1,328           1,775
Latin America and Asia Pacific                             561              616               541             606
                                                        ------           ------            ------          ------
     Total KFI                                           1,960            2,050             1,869           2,381
                                                        ------           ------            ------          ------

      Total net revenues                                $7,177           $7,597            $7,070          $7,626
                                                        ======           ======            ======          ======

Pro forma results are adjusted to reflect the previously discussed impact of businesses sold and businesses held for sale.

Forward-Looking and Cautionary Statements
-----------------------------------------

The Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to shareholders. One can identify these forward-looking statements by use of words such as "strategy," "expects," "plans," "anticipates," "believes," "will," "continues," "estimates," "intends," "projects," "goals," "targets" and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could cause actual results and outcomes to differ materially from those contained in any forward-looking statement made by or on behalf of the Company; any such statement is qualified by reference to the following cautionary statements.

Each of the Company's segments is subject to intense competition, changes in consumer preferences, the effects of changing prices for its raw materials and local economic conditions. Their results are dependent upon their continued ability to promote brand equity successfully, to anticipate and respond to new consumer trends, to develop new products and markets and to broaden brand portfolios in order to compete effectively with lower priced products in a consolidating environment at the retail and manufacturing levels, and to improve productivity. The Company's results are also dependent on its ability to successfully integrate and derive cost savings from the integration of Nabisco's operations with the Company. In addition, the Company is subject to the effects of foreign economies, currency movements and fluctuations in levels of customer inventories. The food industry continues to be subject to recalls if products become adulterated or misbranded, liability if product consumption causes injury, ingredient disclosure and labeling laws and regulations and the possibility that consumers could lose confidence in the safety and quality of certain food products. Developments in any of these areas, which are more fully described above and which descriptions are incorporated into this section by reference, could cause the Company's results to differ materially from results that have been or may be projected by or on behalf of the Company. The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

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

          On May 8, 2002, an organization called American Environmental Safety Institute announced the filing of a lawsuit against "major chocolate manufacturers," citing "potentially dangerous levels of lead and cadmium in chocolate products." The suit alleges a violation of California's Proposition 65, which requires a warning on products containing chemicals that are "known to the State" to be carcinogens or reproductive toxicants. The targets of the suit are various manufacturers of chocolate products, including the Company. Officials with the California Attorney General's Office and the Food and Drug Administration have supported the industry's position, and the California Attorney General has publicly stated that the case is without merit.

          National Cheese Exchange Cases: Since 1996, seven putative class actions have been filed by various dairy farmers alleging that the Company and others engaged in a conspiracy to fix and depress the prices of bulk cheese and milk through their trading activity on the National Cheese Exchange. Plaintiffs seek injunctive and equitable relief and unspecified treble damages. Two of the actions were voluntarily dismissed by plaintiffs after class certification was denied. Three cases were consolidated in state court in Wisconsin, and in November 1999, the court granted the Company's motion for summary judgment. In June 2001, the Wisconsin Court of Appeals affirmed the trial court's ruling dismissing the cases. In April 2002, the Wisconsin Supreme Court affirmed the intermediate appellate court's ruling. The Company's motion to dismiss was granted in a case pending in the United States District Court for the Central District of California. The United States Court of Appeals for the Ninth Circuit reversed and remanded the case for further proceedings. Following the remand, in April 2002, the district court granted a motion for summary judgment dismissing the case. A case in Illinois state court has been settled and dismissed. No classes have been certified in any of the cases.

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

          The Company is potentially liable for certain environmental matters arising from the operations of Nabisco's former wholly-owned subsidiary, Rowe Industries. Rowe operated a small engine manufacturing facility in Sag Harbor, New York in the 1950s, 1960s and early 1970s that used various solvents. About 20 homes downgradient from the site were connected to public drinking water in the mid-1980s after solvents were detected in their individual wells. Since 1996, three toxic tort cases have been brought against Nabisco in New York state court, collectively by or on behalf of approximately 80 individuals, including 17 minors. The first case was filed on March 6, 1996, in the Supreme Court of the State of New York and was subsequently dismissed by the trial court. That decision was affirmed on appeal. The other two cases both were filed on January 3, 2000, also in the Supreme Court of the State of New York. That court granted defendant's summary judgment motion as to all but one of the plaintiffs in each of the remaining cases, and the plaintiffs have now withdrawn their appeal of this ruling. The Company recently filed summary judgment motions as to the remaining two plaintiffs, who are seeking unspecified damages for alleged personal injury and fear or risk of cancer.

          Twelve lawsuits recently were filed against Del Monte Corporation (which previously was affiliated with Nabisco or a former affiliate) and six other pesticide users and manufacturers for alleged injuries to workers caused by exposure to dibromochloropropane ("DBCP"). The complaints were served on Del Monte Corporation on approximately February 21, 2002. The complaints allege that Del Monte Corporation purchased DBCP in mid-1979 with the objective of using it in Nicaragua. The lawsuits, which were instituted between September 17, 2001 and October 1, 2001 with the Third Civil District Judge for Managua (Nicaragua), collectively seek unspecified costs and expenses and compensatory and punitive damages of approximately $720 million. In March 2002, a third party agreed to defend and indemnify the Company for each of these claims.

Item 4.   Submission of Matters to a Vote of Security Holders.

          The Company's annual meeting of shareholders was held in East Hanover, New Jersey on April 22, 2002. 1,689,605,165 shares of Common Stock, 97.4% of outstanding shares, were represented in person or by proxy.

          The nine directors listed below were elected to a one-year term expiring in 2003. Geoffrey C. Bible and William H. Webb will step down from the Board in August 2002, upon their retirement from Philip Morris. At that time, two directors designated by Philip Morris will replace Messrs. Bible and Webb on the Board:

                                                                            Number of Votes
                                                     ----------------------------------------------------
                                                            For                               Withheld
                                                     ------------------                    --------------
Geoffrey C. Bible                                       12,289,082,288                       20,522,877
Louis C. Camilleri                                      12,306,520,453                        3,084,712
Roger K. Deromedi                                       12,306,530,636                        3,074,529
W. James Farrell                                        12,305,106,648                        4,498,517
Betsy D. Holden                                         12,306,523,381                        3,081,784
John C. Pope                                            12,305,109,042                        4,496,123
Mary L. Schapiro                                        12,305,111,299                        4,493,866
William H. Webb                                         12,306,519,275                        3,085,890
Deborah C. Wright                                       12,305,107,554                        4,497,611

          The selection of PricewaterhouseCoopers LLP as independent accountants was approved: 12,306,064,943 votes in favor; 3,303,941 votes against and 236,281 shares abstained.

          The 2001 Performance Incentive Plan was approved: 12,243,085,676 votes in favor; 65,974,901 votes against and 544,588 shares abstained.


Item 6.   Exhibits and Reports on Form 8-K.

     (a)     Exhibits

              12 Statement regarding computation of ratios of earnings to fixed charges.

     (b) Reports on Form 8-K. The Registrant filed with the Securities and Exchange Commission a Current Report on Form 8-K on January 30, 2002, covering Item 5 (Other Events) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits), which contained the Company's consolidated financial statements as of and for the year ended December 31, 2001.

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

                      May 13, 2002