Form 10-Q
period 2002-06-30
KRAFT FOODS INC
filed 2002-08-13
CIK 1103982

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

     At July 31, 2002, there were 555,000,000 shares of the registrant's Class A Common Stock outstanding, and 1,180,000,000 shares of the registrant's Class B Common Stock outstanding.

                                KRAFT FOODS INC.

                                TABLE OF CONTENTS

                                                                        Page No.

PART I -    FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets at
                June 30, 2002 and December 31, 2001                        3 - 4

            Condensed Consolidated Statements of Earnings for the
                Six Months Ended June 30, 2002 and 2001                        5
                Three Months Ended June 30, 2002 and 2001                      6

            Condensed Consolidated Statements of Shareholders'
                Equity for the Year Ended December 31, 2001 and the
                Six Months Ended June 30, 2002                                 7

            Condensed Consolidated Statements of Cash Flows for the
                Six Months Ended June 30, 2002 and 2001                    8 - 9

            Notes to Condensed Consolidated Financial Statements         10 - 17

Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      18 - 38

PART II -   OTHER INFORMATION

Item 1.     Legal Proceedings                                            39 - 40

Item 6.     Exhibits and Reports on Form 8-K                                  40

Signature                                                                     41

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                        Kraft Foods Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                            (in millions of dollars)
                                   (Unaudited)

                                               June 30,   December 31,
                                                 2002        2001
                                               --------   ------------

ASSETS

   Cash and cash equivalents                    $   140      $   162

   Receivables (less allowances of
      $123 and $151)                              3,266        3,131

   Inventories:
      Raw materials                               1,510        1,281
      Finished product                            1,866        1,745
                                                -------      -------
                                                  3,376        3,026

   Deferred income taxes                            365          466
   Other current assets                             263          221
                                                -------      -------
      Total current assets                        7,410        7,006

   Property, plant and equipment, at cost        13,847       13,272
      Less accumulated depreciation               4,559        4,163
                                                -------      -------
                                                  9,288        9,109

   Goodwill and other intangible assets, net     36,315       35,957

   Prepaid pension assets                         2,659        2,675

   Other assets                                     877        1,051
                                                -------      -------

      TOTAL ASSETS                              $56,549      $55,798
                                                =======      =======

            See notes to condensed consolidated financial statements.

                                    Continued

                        Kraft Foods Inc. and Subsidiaries
                Condensed Consolidated Balance Sheets (Continued)
                            (in millions of dollars)
                                   (Unaudited)

                                                                     June 30,   December 31,
                                                                       2002         2001
                                                                     --------   ------------
LIABILITIES
   Short-term borrowings                                              $   225      $   681
   Current portion of long-term debt                                      354          540
   Due to parent and affiliates                                         2,471        1,652
   Accounts payable                                                     1,699        1,897
   Accrued liabilities:
         Marketing                                                      1,299        1,398
         Employment costs                                                 508          658
         Other                                                          1,521        1,821
   Income taxes                                                           552          228
                                                                      -------      -------

      Total current liabilities                                         8,629        8,875

   Long-term debt                                                       8,548        8,134
   Deferred income taxes                                                5,083        5,031
   Accrued postretirement health care costs                             1,881        1,850
   Notes payable to parent and affiliates                               4,000        5,000
   Other liabilities                                                    3,569        3,430
                                                                      -------      -------

      Total liabilities                                                31,710       32,320

Contingencies (Note 6)

SHAREHOLDERS' EQUITY

   Class A common stock, no par value (555,000,000 shares issued and outstanding)

   Class B common stock, no par value (1,180,000,000 shares issued and outstanding)

   Additional paid-in capital                                          23,655       23,655

   Earnings reinvested in the business                                  3,534        2,391

   Accumulated other comprehensive losses (primarily currency
      translation adjustments)                                         (2,350)      (2,568)
                                                                      -------      -------
         Total shareholders' equity                                    24,839       23,478
                                                                      -------      -------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $56,549      $55,798
                                                                      =======      =======

            See notes to condensed consolidated financial statements.

                        Kraft Foods Inc. and Subsidiaries
                  Condensed Consolidated Statements of Earnings
                 (in millions of dollars, except per share data)
                                   (Unaudited)

                                                           For the Six Months Ended
                                                                  June 30,
                                                           ------------------------
                                                                2002      2001
                                                              -------   -------
Net revenues                                                  $14,660   $14,670

Cost of sales                                                   8,669     8,677
                                                              -------   -------

      Gross profit                                              5,991     5,993

Marketing, administration and research costs                    3,064     3,056

Amortization of intangibles                                         4       480
                                                              -------   -------

      Operating income                                          2,923     2,457

Interest and other debt expense, net                              451       933
                                                              -------   -------

      Earnings before income taxes and minority interest        2,472     1,524

Provision for income taxes                                        877       693
                                                              -------   -------

      Earnings before minority interest                         1,595       831

Minority interest                                                   1
                                                              -------   -------

      Net earnings                                            $ 1,594   $   831
                                                              =======   =======

Per share data:

   Basic earnings per share                                   $  0.92   $  0.56
                                                              =======   =======

   Diluted earnings per share                                 $  0.92   $  0.56
                                                              =======   =======

   Dividends declared                                         $  0.26
                                                              =======

            See notes to condensed consolidated financial statements.

                        Kraft Foods Inc. and Subsidiaries
                  Condensed Consolidated Statements of Earnings
                 (in millions of dollars, except per share data)
                                   (Unaudited)

                                                           For the Three Months Ended
                                                                    June 30,
                                                           --------------------------
                                                                  2002     2001
                                                                 ------   ------
Net revenues                                                     $7,513   $7,473

Cost of sales                                                     4,386    4,402
                                                                 ------   ------

      Gross profit                                                3,127    3,071

Marketing, administration and research costs                      1,506    1,466

Amortization of intangibles                                           2      240
                                                                 ------   ------

      Operating income                                            1,619    1,365

Interest and other debt expense, net                                221      451
                                                                 ------   ------

      Earnings before income taxes and minority interest          1,398      914

Provision for income taxes                                          496      409
                                                                 ------   ------

      Earnings before minority interest                             902      505

Minority interest                                                     1
                                                                 ------   ------

      Net earnings                                               $  901   $  505
                                                                 ======   ======

Per share data:

   Basic earnings per share                                      $ 0.52   $ 0.33
                                                                 ======   ======

   Diluted earnings per share                                    $ 0.52   $ 0.33
                                                                 ======   ======

   Dividends declared                                            $ 0.13
                                                                 ======

            See notes to condensed consolidated financial statements.

                        Kraft Foods Inc. and Subsidiaries
            Condensed Consolidated Statements of Shareholders' Equity
                    For the Year Ended December 31, 2001 and
                       the Six Months Ended June 30, 2002
                 (in millions of dollars, except per share data)
                                   (Unaudited)

                                                                                             Accumulated Other
                                                                                           Comprehensive Losses
                                                                                      -----------------------------
                                                Class                                                                  Total
                                               A and B   Additional     Earnings       Currency                        Share-
                                               Common     Paid-in     Reinvested in   Translation                     holders'
                                                Stock     Capital     the Business    Adjustments   Other    Total     Equity
                                               -------   ----------   -------------   -----------   -----   -------   --------
Balances, January 1, 2001                        $-       $15,230         $  992        $(2,138)    $ (36)  $(2,174)  $14,048

Comprehensive earnings:
   Net earnings                                                            1,882                                        1,882
   Other comprehensive losses,
     net of income taxes:
        Currency translation adjustments                                                   (298)               (298)     (298)
        Additional minimum pension liability                                                          (78)      (78)      (78)
        Change in fair value of derivatives
          accounted for as hedges                                                                     (18)      (18)      (18)
                                                                                                                      -------
   Total other comprehensive losses                                                                                      (394)
                                                                                                                      -------
Total comprehensive earnings                                                                                            1,488
                                                                                                                      -------

Sale of Class A common stock to public                      8,425                                                       8,425
Dividends declared ($0.26 per share)                                        (483)                                        (483)
                                                 ---      -------         ------        -------     -----   -------   -------

Balances, December 31, 2001                       -        23,655          2,391         (2,436)     (132)   (2,568)   23,478

Comprehensive earnings:
   Net earnings                                                            1,594                                        1,594
   Other comprehensive earnings (losses),
     net of income taxes:
        Currency translation adjustments                                                    215                 215       215
        Additional minimum pension liability                                                           (4)       (4)       (4)
        Change in fair value of derivatives
          accounted for as hedges                                                                       7         7         7
                                                                                                                      -------
   Total other comprehensive earnings                                                                                     218
                                                                                                                      -------
Total comprehensive earnings                                                                                            1,812
                                                                                                                      -------

Dividends declared ($0.26 per share)                                        (451)                                        (451)
                                                 ---      -------         ------        -------     -----   -------   -------
Balances, June 30, 2002                          $-       $23,655         $3,534        $(2,221)    $(129)  $(2,350)  $24,839
                                                 ===      =======         ======        =======     =====   =======   =======

Total comprehensive earnings, which represent net earnings partially offset by currency translation adjustments, additional minimum pension liability and the change in fair value of derivatives accounted for as hedges, were $1,188 million and $293 million, respectively, for the quarters ended June 30, 2002 and 2001 and $566 million for the first six months of 2001.

            See notes to condensed consolidated financial statements.

                        Kraft Foods Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                            (in millions of dollars)
                                   (Unaudited)

                                                                 For the Six Months Ended
                                                                         June 30,
                                                                 ------------------------
                                                                       2002    2001
                                                                      ------   -----
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings                                                          $1,594   $ 831

Adjustments to reconcile net earnings to operating cash flows:
   Depreciation and amortization                                         344     835
   Deferred income tax provision                                          74      83
   Gains on sales of businesses                                           (3)     (8)
   Loss on sale of a North American food factory in 2001
     and integration costs in 2002                                       119      29
   Voluntary retirement programs                                         142
   Cash effects of changes, net of the effects
     from acquired and divested companies:
        Receivables, net                                                 (51)    (62)
        Inventories                                                     (205)   (187)
        Accounts payable                                                (350)   (366)
        Income taxes                                                     333     260
        Other working capital items                                     (585)   (522)
   Increase (decrease) in pension assets and postretirement
     liabilities, net                                                    (17)    (94)
   (Decrease) increase in amounts due to parent and affiliates          (229)     14
   Other                                                                 (21)   (185)
                                                                      ------   -----

      Net cash provided by operating activities                        1,145     628
                                                                      ------   -----

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

   Capital expenditures                                                 (443)   (448)
   Purchases of businesses, net of acquired cash                         (63)    (97)
   Proceeds from sales of businesses                                      84       9
   Other                                                                  17      21
                                                                      ------   -----

      Net cash used in investing activities                             (405)   (515)
                                                                      ------   -----

            See notes to condensed consolidated financial statements.

                                    Continued

                        Kraft Foods Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Continued)
                            (in millions of dollars)
                                   (Unaudited)

                                                         For the Six Months Ended
                                                                June 30,
                                                         -----------------------
                                                             2002      2001
                                                            -------   -------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

   Net (repayment) issuance of short-term borrowings        $(2,195)  $    67
   Long-term debt proceeds                                    2,536        41
   Long-term debt repaid                                       (556)     (539)
   Net proceeds from sale of Class A common stock                       8,443
   Repayment of notes payable to parent and affiliates       (3,100)   (9,793)
   Increase in amounts due to parent and affiliates           3,003     1,668
   Dividends paid                                              (451)
                                                            -------   -------

      Net cash used in financing activities                    (763)     (113)
                                                            -------   -------

   Effect of exchange rate changes on cash and
      cash equivalents                                            1        (4)
                                                            -------   -------

Cash and cash equivalents:

   Decrease                                                     (22)       (4)

   Balance at beginning of period                               162       191
                                                            -------   -------

   Balance at end of period                                 $   140   $   187
                                                            =======   =======

            See notes to condensed consolidated financial statements.

                        Kraft Foods Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1. Background and Basis of Presentation:

The interim condensed consolidated financial statements of Kraft Foods Inc. ("Kraft"), together with its subsidiaries (collectively referred to as the "Company") are unaudited. It is the opinion of the Company's management that all adjustments necessary for a fair statement of the interim results presented have been reflected therein. All such adjustments were of a normal recurring nature. Net revenues and net earnings for any interim period are not necessarily indicative of results that may be expected for the entire year.

These statements should be read in conjunction with the Company's consolidated financial statements and related notes, and management's discussion and analysis of financial condition and results of operations, which appear in the Company's Annual Report to Shareholders and which are incorporated by reference into the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 Form 10-K").

Note 2.  Recently Adopted Accounting Standards:

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." As a result, the Company stopped recording the amortization of goodwill and indefinite life intangible assets as a charge to earnings as of January 1, 2002. The Company estimates that net earnings and diluted earnings per share ("EPS") would have been approximately $1.3 billion and $0.88, respectively, for the six months ended June 30, 2001, and $743 million and $0.49, respectively, for the three months ended June 30, 2001, had the provisions of the new standards been applied as of January 1, 2001. In addition, the Company is required to conduct an annual review of goodwill and intangible assets for potential impairment. The Company completed its review and did not have to record a charge to earnings for an impairment of goodwill or other intangible assets as a result of these new standards.

At June 30, 2002, goodwill by reportable segment was as follows (in millions):

Cheese, Meals and Enhancers          $ 8,554
Biscuits, Snacks and Confectionery     9,339
Beverages, Desserts and Cereals        2,144
Oscar Mayer and Pizza                    618
                                     -------
   Total Kraft Foods North America    20,655
                                     -------
Europe, Middle East and Africa         3,861
Latin America and Asia Pacific           394
                                     -------
   Total Kraft Foods International     4,255
                                     -------
   Total goodwill                    $24,910
                                     =======

                        Kraft Foods Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Intangible assets as of June 30, 2002 were as follows:

                                      Gross
                                    Carrying    Accumulated
                                     Amount    Amortization
                                    --------   ------------
                                         (in millions)

Non-amortizable intangible assets    $11,376
Amortizable intangible assets             55        $26
                                     -------        ---
   Total intangible assets           $11,431        $26
                                     =======        ===

Non-amortizable intangible assets substantially comprise brand names purchased through the Nabisco acquisition. Amortizable intangible assets consist primarily of certain trademark licenses and non-compete agreements. The pre-tax amortization expense for intangible assets was $4 million for the six months ended June 30, 2002 and $2 million for the three months ended June 30, 2002. Based upon the amortizable intangible assets recorded in the balance sheet at June 30, 2002, amortization expense for each of the next five years is estimated to be $8 million or less.

The increase in goodwill and other intangible assets, net, during the six months ended June 30, 2002 of $358 million is primarily related to currency translation.

Effective January 1, 2002, the Company also adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets, expands the scope of a discontinued operation to include a component of an entity and eliminates the exemption to consolidation when control over a subsidiary is likely to be temporary. The adoption of this new standard did not have a material impact on the Company's financial position, results of operations or cash flows.

Effective January 1, 2002, the Company adopted Emerging Issues Task Force ("EITF") Issue No. 00-14, "Accounting for Certain Sales Incentives" and EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." The adoption of EITF Issues No. 00-14 and No. 00-25 resulted in a reduction of revenues of approximately $2.4 billion in the first six months of 2001 and approximately $1.2 billion for the three months ended June 30, 2001. In addition, the adoption reduced marketing, administration and research costs in the first six months of 2001 by approximately $2.4 billion and for the three months ended June 30, 2001 by approximately $1.2 billion, while cost of sales increased by an insignificant amount for both periods. The adoption of these EITF Issues had no impact on net earnings or basic and diluted EPS.

Note 3. Related Party Transactions:

Philip Morris Companies Inc. ("Philip Morris"), which owns approximately 83.9% of the Company's outstanding shares of capital stock, and certain of its affiliates provide the Company with various services, including planning, legal, treasury, accounting, auditing, insurance, human resources, office of the secretary, corporate affairs, information technology and tax services. Billings for these services, which were based on the cost to Philip Morris to provide such services, were $158 million and $154 million for the six months ended June 30, 2002 and 2001, respectively, and $77 million and $84 million for the three months ended June 30, 2002 and 2001, respectively.

                        Kraft Foods Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Notes payable to parent and affiliates consisted of the following:

                                          June 30, 2002   December 31, 2001
                                          -------------   -----------------
                                                    (in millions)

Notes payable in 2009, interest at 7.0%       $1,900            $5,000
Short-term due to parent and affiliates
   reclassified as long-term                   2,100
                                              ------            ------
                                              $4,000            $5,000
                                              ======            ======

The 7.0% note has no prepayment penalty. During the first quarter of 2002, the Company prepaid $1.0 billion of the 7.0% long-term note payable to Philip
Morris and, in May 2002, the Company prepaid an additional $2.1 billion.
During the second quarter of 2002, the Company borrowed $2.1 billion from Philip Morris to retire commercial paper. Interest on these borrowings is based on the average one-month London Interbank Offered Rate. This short-term obligation due to Philip Morris of $2.1 billion was reclassified on the condensed consolidated balance sheet as long-term notes due to parent and affiliates based upon the Company's ability and intention to refinance these borrowings on a long-term basis.

Note 4. Acquisitions and Divestitures:

During the first quarter of 2002, the Company acquired a biscuits business in Australia for $62 million. During the first six months of 2001, the Company purchased coffee businesses in Romania, Morocco and Bulgaria for an aggregate cost of $80 million. The total cost of these and other small businesses purchased during the first six months of 2002 and 2001 were $63 million and $97 million, respectively.

During the first six months of 2002, the Company sold several small North American food businesses, most of which were previously classified as businesses held for sale. The net revenues and operating results of the businesses held for sale, which were not significant, were excluded from the Company's consolidated statements of earnings and no gain or loss was recognized on these sales. During the first six months of 2001, the Company sold several small domestic and international food businesses. The aggregate proceeds received from sales of businesses during the first six months of 2002 and 2001 were $84 million and $9 million, respectively. The Company recorded pre-tax gains on these transactions during the first six months of 2002 and 2001 of $3 million and $8 million, respectively.

The operating results of businesses acquired and divested were not material to the consolidated operating results of the Company in any of the periods presented.

                        Kraft Foods Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 5. Earnings Per Share:

Basic and diluted EPS were calculated using the following:

                                           For the Six Months Ended
                                                   June 30,
                                           ------------------------
                                                 2002     2001
                                                ------   ------
                                                 (in millions)

Net earnings                                    $1,594   $  831
                                                ======   ======

Weighted average shares for basic EPS            1,735    1,483

Plus: Incremental shares from assumed
   conversions of stock options                      3
                                                ------   ------

Weighted average shares for diluted EPS          1,738    1,483
                                                ======   ======

                                          For the Three Months Ended
                                                  June 30,
                                          --------------------------
                                                2002     2001
                                               ------   ------
                                                (in millions)

Net earnings                                    $  901   $  505
                                                ======   ======

Weighted average shares for basic EPS            1,735    1,510

Plus: Incremental shares from assumed
   conversions of stock options                      3
                                                ------   ------

Weighted average shares for diluted EPS          1,738    1,510
                                                ======   ======

For the first six months and the second quarter of 2001, options on 21 million shares of Class A common stock had no impact on the calculation of weighted average shares for diluted EPS because their effects were antidilutive.

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

                        Kraft Foods Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

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

Reportable segment data were as follows:

                                          For the Six Months Ended
                                                   June 30,
                                          ------------------------
                                                2002      2001
                                              -------   -------
                                                (in millions)
Net revenues:
   Cheese, Meals and Enhancers                $ 4,503   $ 4,417
   Biscuits, Snacks and Confectionery           2,458     2,421
   Beverages, Desserts and Cereals              2,345     2,297
   Oscar Mayer and Pizza                        1,556     1,527
                                              -------   -------
      Total Kraft Foods North America          10,862    10,662
                                              -------   -------
   Europe, Middle East and Africa               2,767     2,833
   Latin America and Asia Pacific               1,031     1,175
                                              -------   -------
      Total Kraft Foods International           3,798     4,008
                                              -------   -------
      Total net revenues                      $14,660   $14,670
                                              =======   =======

Operating companies income:
   Cheese, Meals and Enhancers                $ 1,086   $ 1,093
   Biscuits, Snacks and Confectionery             490       411
   Beverages, Desserts and Cereals                599       680
   Oscar Mayer and Pizza                          292       312
                                              -------   -------
      Total Kraft Foods North America           2,467     2,496
                                              -------   -------
   Europe, Middle East and Africa                 387       364
   Latin America and Asia Pacific                 164       173
                                              -------   -------
      Total Kraft Foods International             551       537
                                              -------   -------
      Total operating companies income          3,018     3,033
   Amortization of intangibles                     (4)     (480)
   General corporate expenses                     (91)      (96)
                                              -------   -------
      Total operating income                    2,923     2,457
   Interest and other debt expense, net          (451)     (933)
                                              -------   -------
      Earnings before income taxes
         and minority interest                $ 2,472   $ 1,524
                                              =======   =======

                        Kraft Foods Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                                            For the Three
                                                             Months Ended
                                                               June 30,
                                                           ---------------
                                                            2002     2001
                                                           ------   ------
                                                            (in millions)
Net revenues:
   Cheese, Meals and Enhancers                             $2,318   $2,312
   Biscuits, Snacks and Confectionery                       1,300    1,195
   Beverages, Desserts and Cereals                          1,156    1,125
   Oscar Mayer and Pizza                                      794      796
                                                           ------   ------
      Total Kraft Foods North America                       5,568    5,428
                                                           ------   ------
   Europe, Middle East and Africa                           1,422    1,434
   Latin America and Asia Pacific                             523      611
                                                           ------   ------
      Total Kraft Foods International                       1,945    2,045
                                                           ------   ------
      Total net revenues                                   $7,513   $7,473
                                                           ======   ======

Operating companies income:
   Cheese, Meals and Enhancers                             $  629   $  602
   Biscuits, Snacks and Confectionery                         291      246
   Beverages, Desserts and Cereals                            291      341
   Oscar Mayer and Pizza                                      158      164
                                                           ------   ------
      Total Kraft Foods North America                       1,369    1,353
                                                           ------   ------
   Europe, Middle East and Africa                             212      192
   Latin America and Asia Pacific                              87      106
                                                           ------   ------
      Total Kraft Foods International                         299      298
                                                           ------   ------
      Total operating companies income                      1,668    1,651
   Amortization of intangibles                                 (2)    (240)
   General corporate expenses                                 (47)     (46)
                                                           ------   ------
      Total operating income                                1,619    1,365
   Interest and other debt expense, net                      (221)    (451)
                                                           ------   ------
      Earnings before income taxes and minority interest   $1,398   $  914
                                                           ======   ======

Within its two geographic regions, Kraft Foods International, Inc.'s brand portfolio spans five core consumer sectors. The following table shows net revenues for Kraft Foods International, Inc. by consumer sector:

                                          For the Six
                                          Months Ended
                                            June 30,
                                        ---------------
                                         2002     2001
                                        ------   ------
                                         (in millions)
Consumer Sector:
   Snacks                               $1,403   $1,462
   Beverages                             1,328    1,409
   Cheese                                  574      606
   Grocery                                 365      404
   Convenient Meals                        128      127
                                        ------   ------
      Total Kraft Foods International   $3,798   $4,008
                                        ======   ======

                        Kraft Foods Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                         For the Three
                                          Months Ended
                                            June 30,
                                        ---------------
                                         2002     2001
                                        ------   ------
                                         (in millions)
Consumer Sector:
   Snacks                               $  674   $  714
   Beverages                               706      742
   Cheese                                  298      303
   Grocery                                 195      214
   Convenient Meals                         72       72
                                        ------   ------
      Total Kraft Foods International   $1,945   $2,045
                                        ======   ======

During the second quarter of 2002, the Company recorded a pre-tax integration related charge of $92 million for the closing of a Kraft facility and other consolidation programs. This charge was included in marketing, administration and research costs for the following segments: Cheese, Meals and Enhancers, $8 million; Biscuits, Snacks and Confectionery, $1 million; Beverages, Desserts and Cereals, $59 million; Oscar Mayer and Pizza, $7 million; and Latin America and Asia Pacific, $17 million. During the first quarter of 2002, the Company recorded a pre-tax integration related charge of $27 million to consolidate production lines in North America. This charge was included in marketing, administration and research costs for the Cheese, Meals and Enhancers segment. The 2002 integration related charges of $119 million included $21 million relating to severance, $82 million relating to asset write-offs and $16 million relating to other cash exit costs. Cash payments relating to this charge will approximate $37 million, of which $1 million has been paid through June 30, 2002. The majority of the remaining payments are expected to be made by December 31, 2002. In addition, during the first quarter of 2002, the Company recorded a pre-tax charge of $142 million related to employee acceptances under the previously announced voluntary retirement program. This charge was included in marketing, administration and research costs for the following segments:
Cheese, Meals and Enhancers, $60 million; Biscuits, Snacks and Confectionery,
$3 million; Beverages, Desserts and Cereals, $47 million; Oscar Mayer and Pizza, $25 million; Europe, Middle East and Africa, $5 million; and Latin America and Asia Pacific, $2 million. These charges were part of the previously announced $200 million to $300 million original estimate to close or reconfigure existing Kraft facilities and integrate Nabisco. As of June 30, 2002, the aggregate pre-tax charges to the consolidated statement of earnings to close or reconfigure its facilities and integrate Nabisco were $314 million, slightly above the original estimate.

During the first quarter of 2001, the Company sold a North America food factory which resulted in a pre-tax loss of $29 million. The loss was included in marketing, administration and research costs for the Cheese, Meals and Enhancers segment.

Note 8. Financial Instruments:

Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its related amendment, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." As of January 1, 2001, the adoption of these new standards did not have a material effect on net earnings (less than $1 million) or accumulated other comprehensive losses (less than $1 million).

During the six months and three months ended June 30, 2002, a pre-tax loss of $2 million was reported in the condensed consolidated statements of earnings due to ineffectiveness of cash flow hedges. During the six months and three months ended June 30, 2001, a pre-tax gain of $10 million and $9 million, respectively, was reported in the condensed consolidated statements of earnings due to ineffectiveness of cash flow hedges. At June 30, 2002, the Company is hedging forecasted transactions for periods not exceeding the next eighteen

                        Kraft Foods Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

months and expects substantially all amounts reported in accumulated other comprehensive losses to be reclassified to the consolidated statement of earnings within the next twelve months.

Hedging activity affected accumulated other comprehensive losses, net of income taxes, as follows:

                                             For the Six    For the Three
                                             Months Ended    Months Ended
                                               June 30,        June 30,
                                            -------------   -------------
                                            2002    2001    2002    2001
                                            ----    ----    ----    ----
                                            (in millions)   (in millions)

Balance at beginning of period              $(18)   $  -    $  5    $  -
Derivative losses transferred to earnings     13       7       2       2
Change in fair value                          (6)    (19)    (18)    (14)
                                            ----    ----    ----    ----
Balance as of June 30                       $(11)   $(12)   $(11)   $(12)
                                            ====    ====    ====    ====

Note 9. Recently Issued Accounting Pronouncements:

On July 30, 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. Accordingly, the Company will apply the provisions of SFAS No. 146 prospectively to exit or disposal activities initiated after December 31, 2002.

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

The Company conducts its global business through two subsidiaries: Kraft Foods North America, Inc. ("KFNA") and Kraft Foods International, Inc. ("KFI"). KFNA manages its operations by product category, while KFI manages its operations by geographic region. KFNA's segments are Cheese, Meals and Enhancers; Biscuits, Snacks and Confectionery; Beverages, Desserts and Cereals; and Oscar Mayer and Pizza. KFNA's food service business within the United States and its businesses in Canada and Mexico are reported through the Cheese, Meals and Enhancers segment. KFI's segments are Europe, Middle East and Africa; and Latin America and Asia Pacific.

The Company is subject to fluctuating commodity costs, currency movements and competitive challenges in various product categories and markets, including a trend toward increasing consolidation in the retail trade and consequent inventory reductions, and changing consumer preferences. In addition, certain competitors may have different profit objectives, and some competitors may be more or less susceptible to currency exchange rates. To confront these challenges, the Company continues to take steps to build the value of its brands and improve its food business portfolio with new products and marketing initiatives.

Fluctuations in commodity costs can cause retail price volatility, intensify price competition and influence consumer and trade buying patterns. KFNA's and KFI's businesses are subject to fluctuating commodity costs, including dairy, coffee bean and cocoa costs. Dairy commodity costs on average in the second quarter of 2002 have been lower than the levels incurred in the second quarter of 2001. However, for the first six months of 2002, dairy commodity costs on average have been higher than the levels incurred in the first six months of 2001. Coffee bean prices have been lower than in 2001, while cocoa bean prices have been higher.

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

On December 11, 2000, the Company acquired all of the outstanding shares of Nabisco for an aggregate purchase price, including assumed debt, of approximately $19.2 billion. The acquisition has been accounted for as a purchase. During 2001, certain Nabisco businesses were reclassified to businesses held for sale, including their estimated results of operations through anticipated sale dates. These businesses have subsequently been sold with the exception of one business that had been held for sale since the acquisition of Nabisco. This business, which is no longer held for sale, has been included in 2002 consolidated operating results. The closure of a number of Nabisco domestic and international facilities resulted in severance and other exit costs of $379 million, which were included in the adjustments for the allocation of the Nabisco purchase price. The closures will result in the termination of approximately 7,500 employees and will require total cash payments of $373 million, of which approximately $170 million has been spent through June 30, 2002. Substantially all of the closures will be completed by the end of 2002.

The integration of Nabisco into the operations of the Company has also resulted in the closure or reconfiguration of several of the Company's existing facilities. The aggregate charges to the Company's consolidated statement of earnings to close or reconfigure its facilities and integrate Nabisco were originally estimated to be in the range of $200 million to $300 million. In the fourth quarter of 2001, the Company announced that it was offering a voluntary retirement program to certain United States salaried employees. During the first quarter of 2002, approximately 700 salaried employees accepted the benefits offered by this program and elected to retire or terminate employment. The Company recorded a pre-tax charge of $142 million related to the voluntary retirement programs. In addition, during the first quarter of 2002, the Company recorded pre-tax integration related charges of $27 million to consolidate production lines in North America. During the second quarter of 2002, the Company recorded a pre-tax integration related charge of $92 million for the closing of a Kraft facility and other consolidation programs. The 2002 integration related charges of $119 million included $21 million relating to severance, $82 million relating to asset write-offs and $16 million relating to other cash exit costs. Cash payments relating to this charge will approximate $37 million, of which $1 million has been paid through June 30, 2002. The majority of the remaining payments are expected to be made by December 31, 2002. As of June 30, 2002, the aggregate pre-tax charges to the consolidated statement of earnings to close or reconfigure its facilities and integrate Nabisco were $314 million, slightly above the original estimate.

During the first quarter of 2001, the Company sold a North American food factory, which resulted in a pre-tax loss of $29 million.

During the first quarter of 2002, the Company purchased a biscuits business in Australia for $62 million. During the first six months of 2001, the Company purchased coffee businesses in Romania, Morocco and Bulgaria for an aggregate cost of $80 million. The total cost of these and other small businesses purchased during the first six months of 2002 and 2001 were $63 million and $97 million, respectively.

During the first six months of 2002, the Company sold several small North American food businesses, most of which were previously classified as businesses held for sale. The net revenues and operating results of the businesses held for sale, which were not significant, were excluded from the Company's consolidated statements of earnings and no gain or loss was recognized on these sales. During the first six months of 2001, the Company sold several small domestic and international food businesses. The aggregate proceeds received from sales of businesses during the first six months of 2002 and 2001 were $84 million and $9 million, respectively. The Company recorded pre-tax gains on these transactions during the first six months of 2002 and 2001 of $3 million and $8 million, respectively.

The operating results of businesses acquired and divested were not material to the consolidated operating results of the Company in any of the periods presented.

Consolidated Operating Results

Several events occurred during the first six months of 2002 and 2001 that affected the comparability of earnings. In order to isolate the financial effects of these events, and to provide a more meaningful comparison of the Company's results of operations, the following tables and the subsequent discussion of the Company's consolidated operating results will refer to results on a reported and pro forma basis. Reported results reflect average shares of common stock outstanding during 2001. Pro forma results reflect average common shares outstanding for 2001 based on the assumption that shares issued immediately following the IPO were outstanding throughout 2001 and that, effective January 1, 2001, the net proceeds of the IPO were used to retire a portion of a long-term note payable used to finance the Nabisco acquisition. Pro forma results also adjust for the results of operations divested since the beginning of 2001 and certain other unusual items as detailed on the following tables, including the cessation of goodwill amortization as if Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" had been in effect during 2001.

Consolidated Operating Results

                                                                 For the Six Months Ended June 30,
                                                               ------------------------------------
                                                                           2002      2001
                                                                         -------   -------
                                                               (in millions, except per share data)
Reported volume (in pounds)                                                9,285     8,792
   Volume of businesses sold                                                           (11)
   Changes due to businesses held for sale                                             296
                                                                         -------   -------
Pro forma volume (in pounds)                                               9,285     9,077
                                                                         =======   =======

Reported net revenues                                                    $14,660   $14,670
   Net revenues of businesses sold                                                     (10)
   Changes due to businesses held for sale                                             114
                                                                         -------   -------
Pro forma net revenues                                                   $14,660   $14,774
                                                                         =======   =======

Reported operating companies income                                      $ 3,018   $ 3,033
   Operating companies income of businesses sold                                        (1)
   Loss on the sale of a North American food factory in 2001
      and integration costs in 2002                                          119        29
   Voluntary retirement programs                                             142
   Changes due to businesses held for sale                                              13
                                                                         -------   -------
Pro forma operating companies income                                     $ 3,279   $ 3,074
                                                                         =======   =======

Reported net earnings                                                    $ 1,594   $   831
   Interest reduction assuming full year IPO, net of tax                               165
   Voluntary retirement programs, net of tax                                  92
   Loss on the sale of a North American food factory in 2001
      and integration costs in 2002, net of tax                               76        18
   Cessation of goodwill amortization                                                  476
                                                                         -------   -------
Pro forma net earnings                                                   $ 1,762   $ 1,490
                                                                         =======   =======

   Weighted average diluted shares outstanding                             1,738     1,483
   Adjustment to reflect additional shares
      outstanding after IPO                                                            252
                                                                         -------   -------
   Pro forma diluted shares outstanding                                    1,738     1,735
                                                                         =======   =======
Reported diluted earnings per share                                      $  0.92   $  0.56
                                                                         =======   =======
Pro forma diluted earnings per share                                     $  1.01   $  0.86
                                                                         =======   =======

Consolidated Operating Results

                                                            For the Three Months Ended June 30,
                                                           ------------------------------------
                                                                       2002     2001
                                                                      ------   ------
                                                           (in millions, except per share data)
Reported volume (in pounds)                                            4,827    4,512
   Volume of businesses sold                                                       (2)
   Changes due to businesses held for sale                                        219
                                                                      ------   ------
Pro forma volume (in pounds)                                           4,827    4,729
                                                                      ======   ======

Reported net revenues                                                 $7,513   $7,473
   Net revenues of businesses sold                                                 (3)
   Changes due to businesses held for sale                                        127
                                                                      ------   ------
Pro forma net revenues                                                $7,513   $7,597
                                                                      ======   ======

Reported operating companies income                                   $1,668   $1,651
   Integration costs                                                      92
   Changes due to businesses held for sale                                          9
                                                                      ------   ------
Pro forma operating companies income                                  $1,760   $1,660
                                                                      ======   ======

Reported net earnings                                                 $  901   $  505
   Interest reduction assuming full year IPO, net of tax                           77
   Integration costs, net of tax                                          59
   Cessation of goodwill amortization                                             238
                                                                      ------   ------
Pro forma net earnings                                                $  960   $  820
                                                                      ======   ======

   Weighted average diluted shares outstanding                         1,738    1,510
   Adjustment to reflect additional shares
      outstanding after IPO                                                       225
                                                                      ------   ------
   Pro forma diluted shares outstanding                                1,738    1,735
                                                                      ======   ======
Reported diluted earnings per share                                   $ 0.52   $ 0.33
                                                                      ======   ======
Pro forma diluted earnings per share                                  $ 0.55   $ 0.47
                                                                      ======   ======

Reported operating companies income, which is defined as operating income before general corporate expenses and amortization of intangibles, was affected by the following unusual items during the first six months and second quarter of 2002 and 2001:

o Integration Charges- During the first six months and second quarter of 2002, the Company recorded $119 million and $92 million, respectively, of pre-tax integration related charges relating to the consolidation of production lines, the closing of a facility and other consolidation programs. These charges were included in marketing, administration and research costs for the Cheese, Meals and Enhancers segment; the Biscuits, Snacks and Confectionery segment; the Beverages, Desserts and Cereals segment; the Oscar Mayer and Pizza segment; and the Latin America and Asia Pacific segment.

o Voluntary Retirement Programs- In the fourth quarter of 2001, the Company announced that it was offering a voluntary retirement program to certain United States salaried employees. During the first quarter of 2002, approximately 700 salaried employees accepted the benefits offered by these programs and elected to retire or terminate employment. As a result, the Company recorded a pre-tax charge of $142 million in the first quarter of 2002.

o Businesses Held for Sale- During 2001, certain Nabisco businesses were reclassified to businesses held for sale, including their estimated results of operations through anticipated sale dates. These businesses have subsequently been sold with the exception of one business that had been held for sale since the acquisition of Nabisco. This business, which is no longer held for sale, has been included in 2002 reported operating results and has been included as an adjustment to arrive at pro forma results for 2001.

o Sale of Food Factory- The Company sold a North American food factory during the first quarter of 2001, resulting in a pre-tax loss of $29 million recorded in the Cheese, Meals and Enhancers segment.

In addition, reported net earnings were also affected by the following during the first six months and second quarter of 2002:

o Amortization of Intangibles- On January 1, 2002, the Company adopted SFAS No. 141 and SFAS No. 142. As a result, the Company stopped recording the amortization of goodwill and indefinite life intangible assets as a charge to earnings. The Company estimates that reported net earnings and diluted earnings per share ("EPS") would have been approximately $1.3 billion and $0.88, respectively, for the six months ended June 30, 2001, and $743 million and $0.49, respectively, for the three months ended June 30, 2001, had the provisions of the new standards been applied in that period.

Results of Operations for the Six Months Ended June 30, 2002

Reported volume for the first six months of 2002 increased 493 million pounds (5.6%) over the comparable 2001 period. On a pro forma basis, volume increased 2.3% over the first six months of 2001, due primarily to increases in the Beverages, Desserts and Cereals segment, as well as contributions from new products and acquisitions.

Reported net revenues for the first six months of 2002 decreased $10 million (0.1%) from the comparable 2001 period. On a pro forma basis, net revenues decreased 0.8% from the first six months of 2001 as the adverse effects of currency exchange rates and lower sales prices on coffee products (driven by commodity-related price declines) were partially offset by the impact of acquisitions and higher volume/mix.

Reported operating companies income decreased $15 million (0.5%) from the first six months of 2001, due primarily to the pre-tax charges related to the voluntary retirement programs and integration related costs, partially offset by lower marketing, administration and research costs. On a pro forma basis, operating companies income increased $205 million (6.7%), due to higher operating companies income in all segments.

Currency movements decreased net revenues by $248 million and operating companies income by $14 million from the first six months of 2001. Decreases in net revenues and operating companies income are due primarily to the strength of the U.S. dollar against the euro and certain Latin American currencies.

Reported interest and other debt expense, net, decreased $482 million from the first six months of 2001. This decrease was due primarily to lower debt levels after the repayment of Nabisco acquisition borrowings with the proceeds from the Company's IPO. On a pro forma basis, interest and other debt expense, net, decreased $180 million in 2002 from $631 million in the first six months of 2001. This decrease in pro forma interest expense is due to the use of free cash flow to repay debt and ongoing efforts to refinance higher-rate notes payable to Philip Morris.

During the first six months of 2002, the Company's reported effective tax rate decreased by 10.0 percentage points to 35.5% as compared with the first six months of 2001, due primarily to the adoption of SFAS No. 141 and SFAS No. 142, under which the Company is no longer required to amortize goodwill and indefinite life intangible assets as a charge to earnings.

Reported diluted and basic EPS, which were both $0.92 for the first six months of 2002, increased by 64.3% from 2001, due primarily to lower interest expense and the elimination of substantially all goodwill amortization in accordance with the Company's adoption of SFAS No. 141 and No. 142. Reported net earnings of $1.6 billion for the first six months of 2002 increased $763 million (91.8%) over the comparable period of 2001. On a pro forma basis, diluted and basic EPS, which were $1.01 and $1.02, respectively, for the first six months of 2002, increased by 17.4% and 18.6%, respectively, over the first six months of 2001, due primarily to higher operating results in all segments and lower interest expense. Pro forma net earnings of $1.8 billion for the first six months of 2002 increased $272 million (18.3%) over the comparable period of 2001.

Results of Operations for the Three Months Ended June 30, 2002

Reported volume for the second quarter of 2002 increased 315 million pounds (7.0%) over the comparable 2001 period. On a pro forma basis, volume increased 2.1% over the second quarter of 2001 due primarily to increases in the Beverages, Desserts and Cereals segment, contributions from new products and acquisitions.

Reported net revenues for the second quarter of 2002 increased $40 million (0.5%) over the comparable 2001 period. On a pro forma basis, net revenues decreased 1.1% from the second quarter of 2001 due primarily to the adverse effects of currency exchange rates, and lower selling prices in response to lower commodity costs, partially offset by the impact of acquisitions and higher volume/mix.

Reported operating companies income increased $17 million (1.0%) over the second quarter of 2001, reflecting volume gains, and productivity and synergy savings, partially offset by integration costs. On a pro forma basis, operating companies income increased $100 million (6.0%), due to higher operating companies income across all segments in KFNA and the Europe, Middle East and Africa segment.

Currency movements have decreased net revenues by $118 million and operating companies income by $8 million from the second quarter of 2001. Decreases in net revenues and operating companies income are due primarily to the strength of the U.S. dollar against certain Latin American currencies.

Reported interest and other debt expense, net, decreased $230 million from the second quarter of 2001. This decrease was due primarily to lower debt levels after the repayment of a portion of Nabisco acquisition borrowings with the proceeds from the Company's IPO. On a pro forma basis, interest and other debt expense, net, decreased $92 million in 2002 from $313 million in the second quarter of 2001. This decrease in pro forma interest expense is due to the use of free cash flow to repay debt and ongoing efforts to refinance higher-rate notes payable to Philip Morris.

During the second quarter of 2002, the Company's reported effective tax rate decreased by 9.2 percentage points to 35.5% as compared with the second quarter of 2001, due primarily to the adoption of SFAS No. 141 and SFAS No. 142, under which the Company is no longer required to amortize goodwill and indefinite life intangible assets as a charge to earnings.

Reported diluted and basic EPS, which were both $0.52 for the second quarter of 2002, increased by 57.6% over 2001, due primarily to lower interest expense and the elimination of substantially all goodwill amortization in accordance with the Company's adoption of SFAS No. 141 and No. 142. Reported net earnings of $901 million for the second quarter of 2002 increased $396 million (78.4%) over the comparable period of 2001. On a pro forma basis, diluted and basic EPS, which were both $0.55 for the second quarter of 2002, increased by 17.0% over the second quarter of 2001, due primarily to higher operating results in KFNA and KFI as well as lower interest expense. Pro forma net earnings of $960 million for the second quarter of 2002 increased $140 million (17.1%) over the comparable period of 2001.

Operating Results by Business Segment

Kraft Foods North America, Inc.

Operating Results

                                                      For the Six Months
                                                        Ended June 30,
                                                      ------------------
                                                        2002      2001
                                                       -------   -------
                                                         (in millions)
Reported volume (in pounds):
   Cheese, Meals and Enhancers                           3,010     2,724
   Biscuits, Snacks and Confectionery                    1,148     1,136
   Beverages, Desserts and Cereals                       1,941     1,796
   Oscar Mayer and Pizza                                   813       800
                                                       -------   -------
Total reported volume (in pounds)                        6,912     6,456
   Volume of businesses sold:
      Beverages, Desserts and Cereals                                 (1)
   Changes due to businesses held for sale:
      Cheese, Meals and Enhancers                                    317
      Beverages, Desserts and Cereals                                (11)
                                                       -------   -------
Pro forma volume (in pounds)                             6,912     6,761
                                                       =======   =======

Reported net revenues:
   Cheese, Meals and Enhancers                         $ 4,503   $ 4,417
   Biscuits, Snacks and Confectionery                    2,458     2,421
   Beverages, Desserts and Cereals                       2,345     2,297
   Oscar Mayer and Pizza                                 1,556     1,527
                                                       -------   -------
Total reported net revenues                             10,862    10,662
   Net revenues of businesses sold:
      Beverages, Desserts and Cereals                                 (6)
   Changes due to businesses held for sale:
      Cheese, Meals and Enhancers                                    124
      Beverages, Desserts and Cereals                                (16)
                                                       -------   -------
Pro forma net revenues                                 $10,862   $10,764
                                                       =======   =======

                                                      For the Six Months
                                                         Ended June 30,
                                                      ------------------
                                                         2002     2001
                                                        ------   ------
                                                         (in millions)
Reported operating companies income:
   Cheese, Meals and Enhancers                          $1,086   $1,093
   Biscuits, Snacks and Confectionery                      490      411
   Beverages, Desserts and Cereals                         599      680
   Oscar Mayer and Pizza                                   292      312
                                                        ------   ------
Total reported operating companies income                2,467    2,496
   Voluntary retirement programs:
      Cheese, Meals and Enhancers                           60
      Biscuits, Snacks and Confectionery                     3
      Beverages, Desserts and Cereals                       47
      Oscar Mayer and Pizza                                 25
   Changes due to businesses held for sale:
      Cheese, Meals and Enhancers                                     9
      Beverages, Desserts and Cereals                                 3
   Loss on sale of a North American food factory
      in 2001 and integration costs in 2002:
      Cheese, Meals and Enhancers                           35       29
      Biscuits, Snacks and Confectionery                     1
      Beverages, Desserts and Cereals                       59
      Oscar Mayer and Pizza                                  7
                                                        ------   ------
Pro forma operating companies income                    $2,704   $2,537
                                                        ======   ======

Reported volume for the first six months of 2002 increased 7.1% over the comparable period of 2001. On a pro forma basis, volume for the first six months of 2002 increased 2.2% over the comparable period of 2001, due primarily to increased shipments in the Beverages, Desserts and Cereals segment, as well as contributions from new products.

During the first six months of 2002, reported net revenues increased $200 million (1.9%) over the first six months of 2001, due primarily to the inclusion in 2002 of a business that was previously held for sale ($108 million) and higher volume/mix ($107 million), partially offset by lower net pricing ($12 million). On a pro forma basis, net revenues increased 0.9%.

Reported operating companies income for the first six months of 2002 decreased $29 million (1.2%) from the comparable period of 2001, due primarily to the charge for voluntary retirement programs ($135 million) and higher charges in 2002 related to integration costs ($73 million), partially offset by lower marketing, administration and research costs ($128 million, including synergy savings), higher volume/mix ($30 million) and favorable margins ($31 million, including productivity savings). On a pro forma basis, operating companies income increased 6.6%, driven by higher volume/mix, favorable margins and lower marketing, administration and research costs.

The following discusses operating results within each of KFNA's reportable segments.

Cheese, Meals and Enhancers. Reported volume in the first six months of 2002 increased 10.5% over the comparable period of 2001, due primarily to the inclusion in 2002 of a business that was previously held for sale. On a pro forma basis, volume in the first six months of 2002 decreased 1.0% from the comparable period of 2001, due primarily to lower shipments in cheese and U.S. food service. Cheese volume declined due to aggressive competitive activity and the challenges associated with translating lower commodity costs into lower retail prices during the second quarter of 2002. Shipments to food service customers were also lower, driven by the exit of low-margin businesses and distributor consolidation in the food service industry. Meals volume increased, reflecting higher shipments of macaroni & cheese dinners and the 2001 acquisition of It's Pasta Anytime.

During the first six months of 2002, reported net revenues increased $86 million (1.9%) over the first six months of 2001, due primarily to the impact of businesses held for sale ($124 million), partially offset by lower volume/mix ($42 million). On a pro forma basis, net revenues decreased 0.8% from the comparable period of 2001, due primarily to lower volume/mix.

Reported operating companies income for the first six months of 2002 decreased $7 million (0.6%) from the comparable period of 2001, due primarily to the charge for voluntary retirement programs ($60 million), partially offset by lower marketing, administration and research costs ($55 million). On a pro forma basis, operating companies income increased 4.4%, driven by lower marketing, administration and research costs.

Biscuits, Snacks and Confectionery. Reported and pro forma volume in the first six months of 2002 increased 1.1% from the comparable period of 2001, led by gains across all three businesses. Biscuits volume increased driven by volume gains in cookies, crackers and pet snacks. In snacks, volume increased due primarily to higher shipments of nuts to non-grocery channels. Confectionery volume also increased aided by new product introductions.

During the first six months of 2002, reported and pro forma net revenues increased $37 million (1.5%) over the first six months of 2001, due primarily to higher net pricing ($32 million) and higher volume/mix.

Reported operating companies income for the first six months of 2002 increased $79 million (19.2%) over the comparable period of 2001, due to lower marketing, administration and research costs ($50 million, the majority of which related to lower marketing expenses, including synergy savings) and higher net pricing. On a pro forma basis, operating companies income increased 20.2%.

Beverages, Desserts and Cereals. Reported volume in the first six months of 2002 increased 8.1% over the comparable period in 2001. On a pro forma basis, volume in the first six months of 2002 increased 8.8% over the comparable period of 2001, due primarily to higher shipments of ready-to-drink beverages. Coffee volume also increased, driven by merchandising programs and packaging innovations. In the desserts business, volume increased in dry packaged desserts and frozen toppings, which benefited from holiday programs, and in ready-to-eat desserts, aided by new products. Cereal volume declined due primarily to estimated reductions in trade inventory.

During the first six months of 2002, reported net revenues increased $48 million (2.1%) over the first six months of 2001, due primarily to higher volume/mix ($108 million), partially offset by lower net pricing ($38 million, due primarily to coffee commodity-related price reductions) and the impact of businesses held for sale ($16 million). On a pro forma basis, net revenues increased 3.1%.

Reported operating companies income for the first six months of 2002 decreased $81 million (11.9%) from the comparable period of 2001, primarily reflecting the charge for integration costs ($59 million), the charge for the voluntary retirement programs ($47 million) and unfavorable margins ($11 million), partially offset by higher volume/mix ($40 million). On a pro forma basis, operating companies income increased 3.2%, due primarily to higher volume/mix.

Oscar Mayer and Pizza. Reported and pro forma volume in the first six months of 2002 increased 1.6% over the comparable period of 2001, due to volume gains in processed meats and frozen pizza. The processed meats business recorded volume gains in hot dogs, bacon, lunch combinations and soy-based meat alternatives. Volume in the frozen pizza business also increased, driven by new products and expanded distribution of existing products.

During the first six months of 2002, reported and pro forma net revenues increased $29 million (1.9%) over the first six months of 2001, due primarily to higher volume/mix ($34 million), partially offset by lower net pricing.

Reported operating companies income for the first six months of 2002 decreased $20 million (6.4%) from the comparable period of 2001, due primarily to the charges for voluntary retirement programs ($25 million) and integration related costs ($7 million), and unfavorable commodity costs, partially offset by lower marketing, administration and research costs ($20 million). On a pro forma basis, operating companies income increased 3.8%.

Kraft Foods International, Inc.

Operating Results

                                                      For the Six Months
                                                         Ended June 30,
                                                      ------------------
                                                        2002     2001
                                                       ------   ------
                                                        (in millions)
Reported volume (in pounds):
   Europe, Middle East and Africa                       1,391    1,342
   Latin America and Asia Pacific                         982      994
                                                       ------   ------
Total reported volume (in pounds)                       2,373    2,336
   Volume of businesses sold:
      Latin America and Asia Pacific                               (10)
   Changes due to businesses held for sale:
      Latin America and Asia Pacific                               (10)
                                                       ------   ------
Pro forma volume (in pounds)                            2,373    2,316
                                                       ======   ======

Reported net revenues:
   Europe, Middle East and Africa                      $2,767   $2,833
   Latin America and Asia Pacific                       1,031    1,175
                                                       ------   ------
Total reported net revenues                             3,798    4,008
   Net revenues of businesses sold:
      Latin America and Asia Pacific                                (4)
   Changes due to businesses held for sale:
      Latin America and Asia Pacific                                 6
                                                       ------   ------
Pro forma net revenues                                 $3,798   $4,010
                                                       ======   ======

Reported operating companies income:
   Europe, Middle East and Africa                      $  387   $  364
   Latin America and Asia Pacific                         164      173
                                                       ------   ------
Total reported operating companies income                 551      537
   Operating companies income of businesses sold:
      Latin America and Asia Pacific                                (1)
   Integration costs:
      Latin America and Asia Pacific                       17
   Voluntary retirement programs:
      Europe, Middle East and Africa                        5
      Latin America and Asia Pacific                        2
   Changes due to businesses held for sale:
      Latin America and Asia Pacific                                 1
                                                       ------   ------
Pro forma operating companies income                   $  575   $  537
                                                       ======   ======

Reported volume for the first six months of 2002 increased 1.6% over the first six months of 2001, due primarily to volume growth in the Europe, Middle East and Africa segment. On a pro forma basis, volume for the first six months of 2002 increased 2.5% over the comparable period of 2001, as both segments benefited from acquisitions and new products.

During the first six months of 2002, reported net revenues decreased $210 million (5.2%) from the first six months of 2001, due primarily to unfavorable currency movements ($243 million) and lower volume/mix ($60 million), partially offset by the impact of acquisitions ($74 million). On a pro forma basis, net revenues decreased 5.3%.

Reported operating companies income for the first six months of 2002 increased $14 million (2.6%) over the first six months of 2001, due primarily to lower marketing, administration and research costs ($76 million), partially offset by lower volume/mix ($25 million), the charge for integration costs ($17 million), unfavorable currency movements ($14 million) and the charge for voluntary retirement programs ($7 million). On a pro forma basis, operating companies income increased 7.1%.

The following discusses operating results within each of KFI's reportable segments.

Europe, Middle East and Africa. Reported and pro forma volume for the first six months of 2002 increased 3.7% over the comparable period of 2001, benefiting from acquisitions and driven by volume growth in most countries across the segment. Snacks volume increased, driven by higher confectionery and salty snacks volume in several markets and an acquisition of businesses in Russia and Poland, partially offset by lower volume in Germany. In beverages, coffee volume grew, driven by Sweden, the United Kingdom, Poland, Italy and the Ukraine, and acquisitions in Romania, Morocco and Bulgaria. Refreshment beverages volume also increased, driven by powdered beverages in the Middle East, Turkey and Morocco. Cheese volume declined due to increased price competition in the European Union, partially offset by volume gains in the Middle East. In convenient meals, volume increased driven by lunch combinations in the United Kingdom, and canned meats volume in Italy against a weak comparison in 2001. Grocery volume also increased, benefiting from higher sales of spoonable dressings in Germany, as well as pourable dressings and ready-to-serve desserts in the United Kingdom.

Reported and pro forma net revenues for the first six months of 2002 decreased $66 million (2.3%) from the comparable period of 2001, due primarily to unfavorable currency movements ($72 million) and lower net pricing ($47 million, due primarily to commodity-driven coffee price decreases), partially offset by the 2001 acquisitions of coffee businesses in Romania, Morocco and Bulgaria and confectionery businesses in Russia and Poland ($58 million).

Reported operating companies income for the first six months of 2002 increased $23 million (6.3%) over the comparable period of 2001, due primarily to favorable margins ($26 million) and acquisitions ($7 million), partially offset by unfavorable currency movements and the charge for voluntary retirement programs. On a pro forma basis, operating companies income increased 7.7%.

Latin America and Asia Pacific. Reported volume for the first six months of 2002 decreased 1.2% from the comparable period in 2001, due primarily to the impact of businesses held for sale, divested businesses and the impact of weak economies in select countries, partially offset by gains across a number of markets and by the 2002 acquisition of a biscuits business in Australia. On a pro forma basis, volume for the first six months of 2002 increased 0.8% over the comparable period of 2001. Snacks volume increased, driven primarily by higher biscuits volume in Brazil and Indonesia, confectionery volume in Brazil and by the 2002 acquisition of a biscuits business in Australia, partially offset by lower volume in Argentina and China. Beverages volume increased, due primarily to growth in refreshment beverages in Brazil, Argentina, the Philippines and Venezuela. Cheese volume decreased due primarily to lower sales in Latin America and Japan, partially offset by higher cheese volume in the Philippines and Indonesia. Grocery volume decreased, due primarily to lower sales in Latin America and price competition in Australia.

During the first six months of 2002, reported net revenues decreased $144 million (12.3%) from the first six months of 2001, due primarily to unfavorable currency movements ($171 million) and lower volume/mix ($55 million), partially offset by higher net pricing ($39 million) and the 2002 acquisition of a biscuits business in Australia. On a pro forma basis, net revenues decreased 12.4%.

Reported operating companies income for the first six months of 2002 decreased $9 million (5.2%) from the comparable period of 2001, due primarily to unfavorable costs, net of higher pricing ($33 million), lower volume/mix ($27 million), the charge for integration costs ($17 million) and unfavorable currency ($11 million), partially offset by lower marketing, administration and research costs ($80 million, including synergy savings). On a pro forma basis, operating companies income increased 5.8%.

Kraft Foods North America, Inc.

Operating Results

                                                      For the Three Months
                                                         Ended June 30,
                                                      --------------------
                                                         2002     2001
                                                        ------   ------
                                                         (in millions)
Reported volume (in pounds):
   Cheese, Meals and Enhancers                           1,562    1,416
   Biscuits, Snacks and Confectionery                      597      527
   Beverages, Desserts and Cereals                       1,001      935
   Oscar Mayer and Pizza                                   423      417
                                                        ------   ------
Total reported volume (in pounds)                        3,583    3,295
   Volume of businesses sold:
      Beverages, Desserts and Cereals                                (1)
   Changes due to businesses held for sale:
      Cheese, Meals and Enhancers                                   170
      Biscuits, Snacks and Confectionery                             53
      Beverages, Desserts and Cereals                                (3)
                                                        ------   ------
Pro forma volume (in pounds)                             3,583    3,514
                                                        ======   ======

Reported net revenues:
   Cheese, Meals and Enhancers                          $2,318   $2,312
   Biscuits, Snacks and Confectionery                    1,300    1,195
   Beverages, Desserts and Cereals                       1,156    1,125
   Oscar Mayer and Pizza                                   794      796
                                                        ------   ------
Total reported net revenues                              5,568    5,428
   Net revenues of businesses sold:
      Beverages, Desserts and Cereals                                (3)
   Changes due to businesses held for sale:
      Cheese, Meals and Enhancers                                    69
      Biscuits, Snacks and Confectionery                             53
                                                        ------   ------
Pro forma net revenues                                  $5,568   $5,547
                                                        ======   ======

                                                      For the Three Months
                                                         Ended June 30,
                                                      --------------------
                                                         2002     2001
                                                        ------   ------
                                                         (in millions)

Reported operating companies income:
   Cheese, Meals and Enhancers                          $  629   $  602
   Biscuits, Snacks and Confectionery                      291      246
   Beverages, Desserts and Cereals                         291      341
   Oscar Mayer and Pizza                                   158      164
                                                        ------   ------
Total reported operating companies income                1,369    1,353
   Changes due to businesses held for sale:
      Cheese, Meals and Enhancers                                     5
      Biscuits, Snacks and Confectionery                              2
      Beverages, Desserts and Cereals                                 2
   Integration costs:
      Cheese, Meals and Enhancers                            8
      Biscuits, Snacks and Confectionery                     1
      Beverages, Desserts and Cereals                       59
      Oscar Mayer and Pizza                                  7
                                                        ------   ------
Pro forma operating companies income                    $1,444   $1,362
                                                        ======   ======

Reported volume for the second quarter of 2002 increased 8.7% over the comparable period of 2001. On a pro forma basis, volume for the second quarter of 2002 increased 2.0% over the comparable period of 2001, due primarily to increased shipments in the Beverages, Desserts and Cereals segment and the Biscuits, Snacks and Confectionery segment, including contributions from new products.

During the second quarter of 2002, reported net revenues increased $140 million (2.6%) over the second quarter of 2001, due primarily to the impact of businesses held for sale ($122 million), and higher volume/mix ($76 million), partially offset by lower net pricing ($55 million). On a pro forma basis, net revenues increased 0.4%, as the favorable impact of volume growth was partially offset by the impact of product mix and reduced prices in response to lower commodity costs.

Reported operating companies income for the second quarter of 2002 increased $16 million (1.2%) over the comparable period of 2001, due primarily to favorable margins ($28 million), lower marketing, administration and research costs ($26 million, including synergy savings), higher volume/mix ($26 million) and the impact of businesses held for sale ($9 million), partially offset by the charge for integration costs ($75 million). On a pro forma basis, operating companies income increased 6.0%, driven by volume growth and productivity and synergy savings.

The following discusses operating results within each of KFNA's reportable segments.

Cheese, Meals and Enhancers. Reported volume in the second quarter of 2002 increased 10.3% over the comparable period of 2001, due primarily to the inclusion in 2002 of a business that was previously held for sale. On a pro forma basis, volume in the second quarter of 2002 decreased 1.5% from the comparable period of 2001, as volume declines in the cheese and food service businesses were partially offset by volume gains in meals and enhancers. Cheese volume declined due to aggressive competitive activity and the challenges associated with translating lower commodity costs into lower retail prices. Shipments to food service customers also declined driven by the exit of low-margin, non-branded businesses and distributor consolidation in the food service industry. Meals volume increased, reflecting higher shipments of macaroni & cheese dinners and the 2001 acquisition of It's Pasta Anytime. Enhancers volume also increased, reflecting higher shipments of steak sauce, pourable dressings and barbecue sauce.

During the second quarter of 2002, reported net revenues increased $6 million (0.3%) over the second quarter of 2001, due primarily to the impact of businesses held for sale ($69 million), partially offset by lower volume/mix ($42 million) and lower net pricing ($23 million). On a pro forma basis, net revenues decreased 2.6% from the comparable period of 2001.

Reported operating companies income for the second quarter of 2002 increased $27 million (4.5%) over the comparable period of 2001, due primarily to favorable margins ($34 million, driven by lower dairy commodity costs and productivity savings) and lower marketing, administration and research costs ($15 million), partially offset by lower volume/mix ($18 million). On a pro forma basis, operating companies income increased 4.9%, driven by lower dairy commodity costs and productivity savings.

Biscuits, Snacks and Confectionery. Reported volume in the second quarter of 2002 increased 13.3% over the comparable period of 2001, due primarily to the impact of businesses held for sale. On a pro forma basis, volume in the second quarter of 2002 increased 2.9% over the comparable period in 2001. Biscuits volume increased due primarily to an increase in cracker volume driven by new product introductions. Cookie volumes also increased driven by the core cookie business and new product introductions. In snacks, volume increased due primarily to higher shipments of snacking nuts. Confectionery volume also increased, aided by the launch of new products.

During the second quarter of 2002, reported net revenues increased $105 million (8.8%) over the second quarter of 2001, due to the impact of businesses held for sale ($53 million), higher volume/mix ($44 million) and higher net pricing ($10 million). On a pro forma basis, net revenues increased 4.2%.

Reported operating companies income for the second quarter of 2002 increased $45 million (18.3%) over the comparable period of 2001, due primarily to favorable margins ($22 million), higher volume/mix ($15 million) and lower marketing, administration and research costs (reflecting synergy savings). On a pro forma basis, operating companies income increased 17.7%, driven by higher volume and synergy savings.

Beverages, Desserts and Cereals. Reported volume in the second quarter of 2002 increased 7.1% over the comparable period in 2001. On a pro forma basis, volume in the second quarter of 2002 increased 7.5% over the comparable period of 2001, due primarily to higher shipments of ready-to-drink beverages. Coffee volume also increased, driven by merchandising programs and packaging innovation. In the desserts business, volume increased in all major categories, including dry packaged and ready-to-eat desserts, frozen toppings and nutrition/energy bars. Cereal volume declined due primarily to estimated reductions in trade inventory.

During the second quarter of 2002, reported net revenues increased $31 million (2.8%) over the second quarter of 2001, due primarily to higher volume/mix ($59 million), partially offset by lower net pricing ($25 million). On a pro forma basis, net revenues increased 3.0%.

Reported operating companies income for the second quarter of 2002 decreased $50 million (14.7%) from the comparable period of 2001, primarily reflecting the charge for integration costs ($59 million) and unfavorable margins ($16 million), partially offset by higher volume/mix ($24 million). On a pro forma basis, operating companies income increased 2.0%, driven primarily by higher volume/mix.

Oscar Mayer and Pizza. Reported and pro forma volume in the second quarter of 2002 increased 1.4% over the comparable period of 2001, due to volume gains in processed meats and frozen pizza. The processed meats business recorded volume gains in hot dogs, lunch combinations and soy-based meat alternatives, which were aided by new product introductions. Volume in the frozen pizza business also increased, driven by stuffed crust pizza and expanded distribution of existing products.

During the second quarter of 2002, reported and pro forma net revenues decreased $2 million (0.3%) from the second quarter of 2001, due primarily to lower net pricing ($17 million), partially offset by higher volume/mix ($15 million).

Reported operating companies income for the second quarter of 2002 decreased $6 million (3.7%) from the comparable period of 2001, due primarily to unfavorable margins ($12 million) and the charge for integration related costs ($7 million), partially offset by lower marketing, administration and research costs ($9 million) and higher volume/mix. On a pro forma basis, operating companies income increased 0.6%, driven by higher volume/mix.

Kraft Foods International, Inc.

Operating Results

                                                      For the Three Months
                                                         Ended June 30,
                                                      --------------------
                                                         2002     2001
                                                        ------   ------
                                                         (in millions)
Reported volume (in pounds):
   Europe, Middle East and Africa                          728      702
   Latin America and Asia Pacific                          516      515
                                                        ------   ------
Total reported volume (in pounds)                        1,244    1,217
   Volume of businesses sold:
      Latin America and Asia Pacific                                 (1)
   Changes due to businesses held for sale:
      Latin America and Asia Pacific                                 (1)
                                                        ------   ------
Pro forma volume (in pounds)                             1,244    1,215
                                                        ======   ======

Reported net revenues:
   Europe, Middle East and Africa                       $1,422   $1,434
   Latin America and Asia Pacific                          523      611
                                                        ------   ------
Total reported net revenues                              1,945    2,045
   Changes due to businesses held for sale:
      Latin America and Asia Pacific                                  5
                                                        ------   ------
Pro forma net revenues                                  $1,945   $2,050
                                                        ======   ======

Reported operating companies income:
   Europe, Middle East and Africa                       $  212   $  192
   Latin America and Asia Pacific                           87      106
                                                        ------   ------
Total reported operating companies income                  299      298
   Integration costs:
      Latin America and Asia Pacific                        17
                                                        ------   ------
Pro forma operating companies income                    $  316   $  298
                                                        ======   ======

Reported volume for the second quarter of 2002 increased 2.2% over the second quarter of 2001. On a pro forma basis, volume for the second quarter of 2002 increased 2.4% over the comparable period of 2001, with gains in both segments, benefiting from acquisitions, growth in developing markets and new products.

During the second quarter of 2002, reported net revenues decreased $100 million (4.9%) from the second quarter of 2001, due primarily to unfavorable currency movements ($114 million) and lower volume/mix ($61 million), partially offset by the impact of acquisitions ($41 million) and higher net pricing ($18 million). On a pro forma basis, net revenues decreased 5.1%.

Reported operating companies income for the second quarter of 2002 increased $1 million (0.3%) over the second quarter of 2001, due primarily to lower marketing, administration and research costs ($33 million, including synergy savings and other operating efficiencies), favorable margins ($9 million, including productivity savings) and the impact of acquisitions, partially offset by the charge for integration costs ($17 million), lower volume/mix ($22 million) and unfavorable currency movements ($8 million). On a pro forma basis, operating companies income increased 6.0%, resulting primarily from productivity and synergy savings.

The following discusses operating results within each of KFI's reportable segments.

Europe, Middle East and Africa. Reported and pro forma volume for the second quarter of 2002 increased 3.7% over the comparable period of 2001, driven by acquisitions and volume growth in most countries across the segment, partially offset by a decline in Germany. Snacks volume increased, driven by higher confectionery volume reflecting new product introductions and the acquisition of businesses in Russia and Poland, moderated by a decline in Germany, reflecting the difficult competitive price environment. In beverages, volume decreased as lower coffee shipments were partially offset by growth in refreshment beverages. Cheese volume increased due to higher volume in the Middle East, Africa, Spain and across Nordic markets. In convenient meals, volume increased, driven by higher canned meats volume in Italy, against a weak comparison in 2001, and lunch combinations in the United Kingdom. Grocery volume also increased, benefiting from higher sales of spoonable dressings in Germany, including new product introductions.

Reported and pro forma net revenues for the second quarter of 2002 decreased $12 million (0.8%) from the comparable period of 2001, due primarily to lower net pricing ($21 million, due primarily to commodity-driven coffee price decreases), lower volume/mix ($17 million) and unfavorable currency movements, partially offset by the 2001 acquisition of a coffee business in Bulgaria and confectionery businesses in Russia and Poland ($32 million).

Reported and pro forma operating companies income for the second quarter of 2002 increased $20 million (10.4%) over the comparable period of 2001, due primarily to favorable margins ($18 million), the impact of acquisitions and favorable currency movements, partially offset by higher marketing, administration and research costs.

Latin America and Asia Pacific. Reported volume for the second quarter of 2002 increased 0.2% over the comparable period in 2001. On a pro forma basis, volume for the second quarter of 2002 increased 0.6% over the comparable period of 2001, as growth in numerous markets and the acquisition of a biscuits business in Australia were partially offset by declines in certain countries due to the impact of weak economies and lower results in China. Snacks volume increased, driven by volume gains in biscuits, which benefited from new product introductions and line extensions in Brazil and Indonesia, and the acquisition of a biscuits business in Australia, partially offset by a decline in Argentina due to the impact of a weak economy and lower biscuits volume in China due to distributor inventory reductions. Beverages volume increased, due primarily to the growth of powdered beverages in Brazil, Argentina, the Philippines and Venezuela. Cheese volume decreased due to lower sales in Latin America and Japan, partially offset by higher volume in the Philippines and Indonesia. Grocery volume decreased due primarily to lower sales in Latin America and Australia.

During the second quarter of 2002, reported net revenues decreased $88 million (14.4%) from the second quarter of 2001, due primarily to unfavorable currency movements ($108 million) and lower volume/mix ($44 million), partially offset by higher net pricing ($39 million), the 2002 acquisition of a biscuits business in Australia and the impact of businesses held for sale. On a pro forma basis, net revenues decreased 15.1%.

Reported operating companies income for the second quarter of 2002 decreased $19 million (17.9%) from the comparable period of 2001, due primarily to lower volume/mix ($22 million), the charge for integration costs ($17 million), unfavorable currency movements ($10 million) and unfavorable costs, partially offset by lower marketing, administration and research costs ($38 million, including synergy savings and other operating efficiencies). On a pro forma basis, operating companies income decreased 1.9%.

Financial Review

Net Cash Provided by Operating Activities

During the first six months of 2002, net cash provided by operating activities was $1.1 billion compared with $628 million in the comparable 2001 period. The increase in net cash provided by operating activities is due primarily to higher net earnings in 2002, and cash payments made in the first quarter of 2001 relative to severance and change in control costs arising from the Nabisco acquisition as well as the payment of taxes on the gain of a business sold in 2000.

Net Cash Used in Investing Activities

During the first six months of 2002, net cash used in investing activities was $405 million, compared with $515 million in the first six months of 2001. The decrease in net cash used primarily reflects lower purchases of businesses in 2002 and higher cash received from the sales of businesses in 2002.

Net Cash Used in Financing Activities

During the first six months of 2002, net cash used in financing activities was $763 million, compared with $113 million during the first six months of 2001. The increase in cash used was due primarily to dividends paid during 2002. During 2002, the Company issued $2.5 billion of global bonds, which were offset by debt repayments. In 2001, the proceeds from the sale of Class A common stock were used to repay notes payable to parent and affiliates and, as a result, had no impact on financing cash flows.

Debt and Liquidity

Debt. The Company's total debt, including intercompany amounts payable to Philip Morris, was $15.6 billion at June 30, 2002 and $16.0 billion at December 31, 2001. A prepayment of $3.1 billion on the 7.0% note payable to Philip Morris and payments on short-term borrowings were partially offset by an increase in amounts due to parent and affiliates and long-term debt. The Company's debt-to-equity ratio was 0.63 at June 30, 2002 and 0.68 at December 31, 2001.

In April 2002, the Company filed a Form S-3 shelf registration statement with the Securities and Exchange Commission, under which the Company may sell debt securities and/or warrants to purchase debt securities in one or more offerings up to a total amount of $5.0 billion. In May 2002, the Company issued $2.5 billion of global bonds under the shelf registration. The bond offering included $1.0 billion of five-year notes bearing interest at a rate of 5.25% and $1.5 billion of 10-year notes bearing interest at a rate of 6.25%. The net proceeds from the offering were used to retire maturing long-term debt in the amount of $400 million and to prepay a portion (approximately $2.1 billion) of the Company's 7.0% long-term note payable to Philip Morris. At June 30, 2002, the Company had $2.5 billion of capacity remaining under its existing $5.0 billion shelf registration statement.

During the second quarter of 2002, the Company borrowed $2.1 billion from Philip Morris to retire commercial paper, $2.0 billion of which had previously been reclassified as long-term debt. Interest on these borrowings is based on the average one-month London Interbank Offered Rate. This short-term obligation due to Philip Morris of $2.1 billion was reclassified on the condensed consolidated balance sheet as long-term notes due to parent and affiliates based upon the Company's ability and intention to refinance these borrowings on a long-term basis.

Credit Lines. At June 30, 2002, the Company and its subsidiaries maintained credit lines with a number of lending institutions amounting to approximately $6.8 billion. Certain of these credit lines were used to support commercial paper borrowings of $243 million at June 30, 2002, the proceeds of which were used for general corporate purposes. Approximately $800 million of these credit lines are used to meet the short-term working capital needs of the Company's international businesses. At June 30, 2002, the Company's credit facilities included a $2.0 billion, 5-year revolving credit facility expiring in July 2006 and a $4.0 billion, 364-day revolving credit facility expiring in July 2002. In July 2002, the Company's existing $4.0 billion, 364-day revolving credit facility was terminated and was replaced by a new $3.0 billion, 364-day revolving credit facility that expires in July 2003. As a result, the amount of total credit lines declined to approximately $5.8 billion. These credit facilities require the maintenance of a minimum net worth, as defined, of $18.2 billion, which the Company exceeded at June 30, 2002. The Company does not currently anticipate any difficulty in continuing to exceed this covenant requirement. The foregoing revolving credit facilities do not include any other covenants that could require an acceleration of maturity or the posting of collateral. The five-year revolving credit facility enables the Company to reclassify short-term debt on a long-term basis. At June 30, 2002 and December 31, 2001, $243 million and $2.0 billion, respectively, of commercial paper borrowings that the Company intends to refinance were also reclassified as long-term debt. The Company expects to continue to refinance long-term and short-term debt from time to time. The nature and amount of the Company's long-term and short-term debt and the proportionate amount of each can be expected to vary as a result of future business requirements, market conditions and other factors.

Guarantees and Commitments. At June 30, 2002, the Company was contingently liable for guarantees and commitments of $48 million. These include surety bonds related to dairy commodity purchases and guarantees related to letters of credit. Guarantees do not have, and are not expected to have, a significant impact on the Company's liquidity.

                                   ----------

The Company believes that its cash from operations, existing credit facilities and access to global capital markets will provide sufficient liquidity to meet its working capital needs, planned capital expenditures and payment of its anticipated quarterly dividends.

                                   ----------

Equity and Dividends

Dividends paid in the first six months of 2002 were $451 million. During the second quarter of 2002, the Company declared its regular quarterly dividend of $0.13 per share on its Class A and Class B common stock. The present annualized dividend rate is $0.52 per common share. The declaration of dividends is subject to the discretion of the Company's board of directors and will depend on various factors, including the Company's net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by the Company's board of directors.

On June 21, 2002, the Company's board of directors approved the repurchase from time to time of up to $500 million of the Company's Class A common stock solely to satisfy the obligations of the Company to provide shares under its 2001 Performance Incentive Plan, 2001 Compensation Plan for non-employee directors, and other plans where options to purchase the Company's Class A common stock are granted to employees of the Company. At July 31, 2002, no shares had been repurchased.

Market Risk

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

Substantially all of the Company's derivative financial instruments are effective as hedges under accounting principles generally accepted in the United States of America. Accordingly, the Company decreased accumulated other comprehensive losses by $7 million during the six months ended June 30, 2002. This reflects a decrease in the fair value of derivatives of $6 million and the transfer of deferred losses to earnings of $13 million. For the three months ended June 30, 2002, the Company increased accumulated other comprehensive losses by $16 million. This reflects a decrease in the fair value of derivatives of $18 million and the transfer of deferred losses to earnings of $2 million. The fair value of all derivative financial instruments has been calculated based on active market quotes. During the six months and three months ended June 30, 2002, a pre-tax loss of $2 million was reported in the condensed consolidated statements of earnings due to ineffectiveness of cash flow hedges. During the six months and three months ended June 30, 2001, a pre-tax gain of $10 million and $9 million, respectively, was reported in the condensed consolidated statements of earnings due to ineffectiveness of cash flow hedges.

Foreign exchange rates. The Company uses forward foreign exchange contracts and foreign currency options to mitigate its exposure to changes in foreign currency exchange rates from third-party and intercompany forecasted transactions. At June 30, 2002 and December 31, 2001, the Company had option and forward foreign exchange contracts with aggregate notional amounts of $539 million and $431 million, respectively, for the purchase or sale of foreign currencies.

Commodities. The Company is exposed to price risk related to forecasted purchases of certain commodities used as raw materials by the Company's businesses. Accordingly, the Company uses commodity forward contracts, as cash flow hedges, primarily for coffee, cocoa, milk, cheese and wheat. Commodity futures and options are also used to hedge the price of certain commodities, including milk, coffee, cocoa, wheat, corn, sugar and soybean oil. At June 30, 2002 and December 31, 2001, the Company had net long commodity positions of $527 million and $589 million, respectively.

Interest rates. The Company uses interest rate swaps to hedge the fair value of an insignificant portion of its long-term debt. The differential to be paid or received is accrued and recognized as interest expense. If an interest rate swap agreement is terminated prior to maturity, the realized gain or loss is recognized over the remaining life of the agreement if the hedged amount remains outstanding, or immediately if the underlying hedged exposure does not remain outstanding. If the underlying exposure is terminated prior to the maturity of the interest rate swap, the unrealized gain or loss on the related interest rate swap is recognized in earnings currently. At June 30, 2002, the aggregate notional principal amount of those agreements, which converted fixed-rate debt to variable-rate debt, was $102 million. Aggregate maturities at June 30, 2002 were $29 million in 2003 and $73 million in 2004. During the quarter ended June 30, 2002, there was no ineffectiveness relating to these fair value hedges.

                                   ----------

Use of the above-mentioned derivative financial instruments has not had a material impact on the Company's financial position at June 30, 2002 and December 31, 2001, or the Company's results of operations for the three and six months ended June 30, 2002 or the year ended December 31, 2001.

                                   ----------

Contingencies

See Note 6 to the Condensed Consolidated Financial Statements for a discussion of contingencies.

New Accounting Standards

On July 30, 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. Accordingly, the Company will apply the provisions of SFAS No. 146 prospectively to exit or disposal activities initiated after December 31, 2002.

On January 1, 2002, the Company adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." As a result, the Company stopped recording the amortization of goodwill and indefinite life intangible assets as a charge to earnings as of January 1, 2002. The Company estimates that net earnings and diluted EPS would have been approximately $1.3 billion and $0.88, respectively, for the six months ended June 30, 2001, and approximately $743 million and $0.49, respectively, for the three months ended June 30, 2001, had the provisions of the new standards been applied as of January 1, 2001. In addition, the Company is required to conduct an annual review of goodwill and intangible assets for potential impairment. The Company completed its review and did not have to record a charge to earnings for an impairment of goodwill or other intangible assets as a result of these new standards.

Effective January 1, 2002, the Company also adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets, expands the scope of a discontinued operation to include a component of an entity and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. The adoption of this new standard did not have a material impact on the Company's financial position, results of operations or cash flows.

Effective January 1, 2002, the Company adopted Emerging Issues Task Force ("EITF") Issue No. 00-14, "Accounting for Certain Sales Incentives" and EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." The adoption of EITF Issues No. 00-14 and No. 00-25 resulted in a reduction of revenues of approximately $2.4 billion in the first six months of 2001 and approximately $1.2 billion for the three months ended June 30, 2001. In addition, the adoption reduced marketing, administration and research costs in the first six months of 2001 by approximately $2.4 billion and for the three months ended June 30, 2001 by approximately $1.2 billion, while cost of sales increased by an insignificant amount for both periods. The adoption of these EITF Issues had no impact on net earnings or basic and diluted EPS.

Forward-Looking and Cautionary Statements

The Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to shareholders, including this Quarterly Report on Form 10-Q. One can identify these forward-looking statements by use of words such as "strategy," "expects," "plans," "anticipates," "believes," "will," "continues," "estimates," "intends," "projects," "goals," "targets" and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could cause actual results and outcomes to differ materially from those contained in any forward-looking statement made by or on behalf of the Company; any such statement is qualified by reference to the following cautionary statements.

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

          In May 2002, the Company was served with a lawsuit filed in California by the American Environmental Safety Institute against several major chocolate manufacturers alleging that the defendants' chocolate products contain "potentially dangerous levels of lead and cadmium." The suit alleges that these levels which are not disclosed on the product labels are a violation of California's Proposition 65, which requires a warning on products containing chemicals which are "known to the State" to be carcinogens or reproductive toxicants. The suit is in its early stages, and various procedural motions and defenses are being pursued. The Company feels that the suit is without merit, and the California Attorney General has publicly stated that the case is without merit.

          National Cheese Exchange Cases: Since 1996, seven putative class actions have been filed by various dairy farmers alleging that the Company and others engaged in a conspiracy to fix and depress the prices of bulk cheese and milk through their trading activity on the National Cheese Exchange. Plaintiffs sought injunctive and equitable relief and unspecified treble damages. Two of the actions were voluntarily dismissed by plaintiffs after class certification was denied. Three cases were consolidated in state court in Wisconsin, and in November 1999, the court granted the Company's motion for summary judgment. In June 2001, the Wisconsin Court of Appeals affirmed the trial court's ruling dismissing the cases. In April 2002, the Wisconsin Supreme Court affirmed the intermediate appellate court's ruling. In April 2002, the Company's motion for summary judgment dismissing the case was granted in a case pending in the United States District Court for the Central District of California. In June 2002, the parties settled this dispute on an individual (non-class) basis, and plaintiffs dismissed their appeal. A case in Illinois state court has been settled and dismissed.

          Environmental Matters

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

          The Company is potentially liable for certain environmental matters arising from the operations of Nabisco's former wholly-owned subsidiary, Rowe Industries. Rowe operated a small engine manufacturing facility in Sag Harbor, New York in the 1950s, 1960s and early 1970s that used various solvents. About 20 homes downgradient from the site were connected to public drinking water in the mid-1980s after solvents were detected in their individual wells. Since 1996, three toxic tort cases have been brought against Nabisco in New York state court, collectively by or on behalf of approximately 80 individuals, including 17 minors. The first case was filed on March 6, 1996, in the Supreme Court of the State of New York and was subsequently dismissed by the trial court. That decision was affirmed on appeal. The other two cases both were filed on January 3, 2000, also in the Supreme Court of the State of New York. That court granted defendant's summary judgment motion as to all but one of the plaintiffs in each of the remaining cases, and the plaintiffs have now withdrawn their appeal of this ruling. The Company filed summary judgment motions as to the remaining two plaintiffs, who are seeking unspecified damages for alleged personal injury and fear or risk of cancer.

          Twelve lawsuits have been filed against Del Monte Corporation (which previously was affiliated with Nabisco or a former affiliate) and six other pesticide users and manufacturers for alleged injuries to workers caused by exposure to dibromochloropropane ("DBCP"). The complaints were served on Del Monte Corporation on approximately February 21, 2002. The complaints allege that Del Monte Corporation purchased DBCP in mid-1979 with the objective of using it in Nicaragua. The lawsuits, which were instituted between September 17, 2001 and October 1, 2001 with the Third Civil District Judge for Managua (Nicaragua), collectively seek unspecified costs and expenses and compensatory and punitive damages of approximately $720 million. In March 2002, a third party agreed to defend and indemnify the Company for each of these claims. In June 2002, a stipulated order quashing service of the complaints and any further substantially similar complaints was entered. The Company expects that this order should effectively end its involvement in these cases.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

               12 Statement regarding computation of ratios of earnings to fixed charges.

     (b) Reports on Form 8-K. The Registrant filed with the Securities and Exchange Commission a Current Report on Form 8-K on May 20, 2002, covering Item 5 (Other Events) in connection with the public offering of $1,000,000,000 of 5 1/4% Notes due 2007 and $1,500,000,000 of
          6 1/4% Notes due 2012; and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits), which contained the terms agreement and certain other documents related to the public debt offering.

                                    Signature

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               KRAFT FOODS INC.


               /s/ JAMES P. DOLLIVE
               -------------------------------------------
               James P. Dollive, Senior Vice President and
               Chief Financial Officer

               August 13, 2002