Form 10-Q
period 2002-09-30
KRAFT FOODS INC
filed 2002-11-13
CIK 1103982

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to


                         Commission file number 1-16483

                                Kraft Foods Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Virginia                                          52-2284372
--------------------------------------------------------------------------------
   (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                          Identification No.)



Three Lakes Drive, Northfield, Illinois                           60093
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code         (847) 646-2000
                                                   -----------------------------


--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X        No
                                              -----        -----


         At October 31, 2002, there were 552,027,550 shares of the registrant's Class A Common Stock outstanding, and 1,180,000,000 shares of the registrant's Class B Common Stock outstanding.

                                KRAFT FOODS INC.

                                TABLE OF CONTENTS

                                                                                                        Page No.
PART I -       FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets at
                      September 30, 2002 and December 31, 2001                                             3 - 4

               Condensed Consolidated Statements of Earnings for the:
                      Nine Months Ended September 30, 2002 and 2001                                            5
                      Three Months Ended September 30, 2002 and 2001                                           6

               Condensed Consolidated Statements of Shareholders'
                      Equity for the Year Ended December 31, 2001 and the
                      Nine Months Ended September 30, 2002                                                     7

               Condensed Consolidated Statements of Cash Flows for the:
                      Nine Months Ended September 30, 2002 and 2001                                        8 - 9

               Notes to Condensed Consolidated Financial Statements                                      10 - 17

Item 2.        Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                                18 - 38

Item 4.        Controls and Procedures                                                                        39

PART II -      OTHER INFORMATION

Item 1.        Legal Proceedings                                                                         40 - 41

Item 5.        Other Information                                                                              41

Item 6.        Exhibits and Reports on Form 8-K                                                               41

Signature                                                                                                     42

Certifications                                                                                           43 - 45

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                        Kraft Foods Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                            (in millions of dollars)
                                   (Unaudited)

                                                         September 30,   December 31,
                                                             2002            2001
                                                         -------------   ------------
ASSETS

  Cash and cash equivalents                                 $   127      $   162

  Receivables (less allowances of
    $114 and $151)                                            3,138        3,131

  Inventories:
    Raw materials                                             1,514        1,281
    Finished product                                          2,074        1,745
                                                            -------      -------
                                                              3,588        3,026

  Deferred income taxes                                         323          466
  Other current assets                                          255          221
                                                            -------      -------
    Total current assets                                      7,431        7,006

  Property, plant and equipment, at cost                     14,073       13,272
    Less accumulated depreciation                             4,706        4,163
                                                            -------      -------
                                                              9,367        9,109

  Goodwill and other intangible assets, net                  36,363       35,957

  Prepaid pension assets                                      2,721        2,675

  Other assets                                                  880        1,051
                                                            -------      -------

    TOTAL ASSETS                                            $56,762      $55,798
                                                            =======      =======

            See notes to condensed consolidated financial statements.

                                    Continued

                        Kraft Foods Inc. and Subsidiaries
                Condensed Consolidated Balance Sheets (Continued)
                            (in millions of dollars)
                                   (Unaudited)

                                                                       September 30,    December 31,
                                                                           2002             2001
                                                                       -------------    ------------
LIABILITIES
  Short-term borrowings                                                  $   239        $   681
  Current portion of long-term debt                                          359            540
  Due to parent and affiliates                                             1,744          1,652
  Accounts payable                                                         1,709          1,897
  Accrued liabilities:
      Marketing                                                            1,245          1,398
      Employment costs                                                       567            658
      Other                                                                1,617          1,821
  Income taxes                                                               567            228
                                                                         -------        -------

    Total current liabilities                                              8,047          8,875

  Long-term debt                                                           8,871          8,134
  Deferred income taxes                                                    5,106          5,031
  Accrued postretirement health care costs                                 1,885          1,850
  Notes payable to parent and affiliates                                   4,000          5,000
  Other liabilities                                                        3,524          3,430
                                                                         -------        -------

    Total liabilities                                                     31,433         32,320

Contingencies (Note 6)

SHAREHOLDERS' EQUITY

  Class A common stock, no par value (555,000,000 shares issued)

  Class B common stock, no par value (1,180,000,000 shares issued and outstanding)

  Additional paid-in capital                                              23,655         23,655

  Earnings reinvested in the business                                      4,143          2,391

  Accumulated other comprehensive losses (primarily currency
    translation adjustments)                                              (2,384)        (2,568)
                                                                         -------        -------
                                                                          25,414         23,478

   Less cost of repurchased stock (2,179,450 Class A common shares)          (85)
                                                                         -------        -------

    Total shareholders' equity                                            25,329         23,478
                                                                         -------        -------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $56,762        $55,798
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

                        Kraft Foods Inc. and Subsidiaries
                  Condensed Consolidated Statements of Earnings
                 (in millions of dollars, except per share data)
                                   (Unaudited)

                                                               For the Nine Months Ended
                                                                     September 30,
                                                               -------------------------
                                                                  2002         2001
                                                                 -------      -------
Net revenues                                                     $21,876      $21,688

Cost of sales                                                     12,914       12,910
                                                                 -------      -------

         Gross profit                                              8,962        8,778

Marketing, administration and research costs                       4,474        4,426

Amortization of intangibles                                            5          719
                                                                 -------      -------

         Operating income                                          4,483        3,633

Interest and other debt expense, net                                 661        1,189
                                                                 -------      -------

         Earnings before income taxes and minority interest        3,822        2,444

Provision for income taxes                                         1,357        1,110
                                                                 -------      -------

         Earnings before minority interest                         2,465        1,334

Minority interest                                                      2
                                                                 -------      -------

         Net earnings                                            $ 2,463      $ 1,334
                                                                 =======      =======


Per share data:

   Basic earnings per share                                      $  1.42      $  0.85
                                                                 =======      =======

   Diluted earnings per share                                    $  1.42      $  0.85
                                                                 =======      =======

   Dividends declared                                            $  0.41      $  0.13
                                                                 =======      =======

            See notes to condensed consolidated financial statements.

                        Kraft Foods Inc. and Subsidiaries
                  Condensed Consolidated Statements of Earnings
                 (in millions of dollars, except per share data)
                                   (Unaudited)

                                                                      For the Three Months Ended
                                                                             September 30,
                                                                      --------------------------

                                                                        2002               2001
                                                                      --------            ------
Net revenues                                                           $7,216            $7,018

Cost of sales                                                           4,245             4,233
                                                                       ------            ------

         Gross profit                                                   2,971             2,785

Marketing, administration and research costs                            1,410             1,370

Amortization of intangibles                                                 1               239
                                                                       ------            ------

         Operating income                                               1,560             1,176

Interest and other debt expense, net                                      210               256
                                                                       ------            ------

         Earnings before income taxes and minority interest             1,350               920

Provision for income taxes                                                480               417
                                                                       ------            ------

         Earnings before minority interest                                870               503

Minority interest                                                           1
                                                                       ------            ------

         Net earnings                                                  $  869            $  503
                                                                       ======            ======

Per share data:

   Basic earnings per share                                            $ 0.50            $ 0.29
                                                                       ======            ======

   Diluted earnings per share                                          $ 0.50            $ 0.29
                                                                       ======            ======

   Dividends declared                                                  $ 0.15            $ 0.13
                                                                       ======            ======

           See notes to condensed consolidated financial statements.

                        Kraft Foods Inc. and Subsidiaries
            Condensed Consolidated Statements of Shareholders' Equity
                    For the Year Ended December 31, 2001 and
                    the Nine Months Ended September 30, 2002
                 (in millions of dollars, except per share data)
                                   (Unaudited)

                                                                                  Accumulated Other
                                                                           Comprehensive Earnings/(Losses)
                                                                           -------------------------------
                                         Class                                                                        Total
                                        A and B  Additional    Earnings      Currency                     Cost of    Share-
                                        Common     Paid-in  Reinvested in  Translation                  Repurchased  holders'
                                         Stock     Capital   the Business  Adjustments   Other    Total     Stock    Equity
                                         -----    --------- -------------- ------------  -----    -----  ----------- --------
Balances, January 1, 2001                $  -      $15,230   $    992       $(2,138)      $ (36)  $(2,174)  $ -      $14,048

Comprehensive earnings:
   Net earnings                                                 1,882                                                  1,882
   Other comprehensive losses,
     net of income taxes:
      Currency translation adjustments                                         (298)                 (298)              (298)
      Additional minimum pension
         liability                                                                          (78)      (78)               (78)
      Change in fair value of
         derivatives accounted for as
         hedges                                                                             (18)      (18)               (18)
                                                                                                                     -------
   Total other comprehensive losses                                                                                     (394)
                                                                                                                     -------
Total comprehensive earnings                                                                                           1,488
                                                                                                                     -------
Sale of Class A common stock to public               8,425                                                             8,425
Dividends declared ($0.26 per share)                             (483)                                                  (483)
                                         -------   -------     ------       -------       -----   -------  ------    -------

Balances, December 31, 2001                 -       23,655      2,391        (2,436)       (132)   (2,568)    -       23,478

Comprehensive earnings:
   Net earnings                                                 2,463                                                  2,463
   Other comprehensive earnings (losses),
     net of income taxes:
      Currency translation adjustments                                          155                   155                155
      Additional minimum pension
         liability                                                                           (5)       (5)                (5)
      Change in fair value of derivatives
         accounted for as hedges                                                             34        34                 34
                                                                                                                     -------
   Total other comprehensive earnings                                                                                    184
                                                                                                                     -------
Total comprehensive earnings                                                                                           2,647
                                                                                                                     -------
Class A common stock repurchased                                                                              (85)       (85)
Dividends declared ($0.41 per share)                             (711)                                                  (711)
                                         -------   -------     ------       -------       -----   -------  ------    -------
Balances, September 30, 2002             $  -      $23,655     $4,143       $(2,281)      $(103)  $(2,384)   $(85)   $25,329
                                         =======   =======     ======       =======       =====   =======    ====    =======


Total comprehensive earnings, which represent net earnings adjusted for currency translation adjustments, additional minimum pension liability and the change in fair value of derivatives accounted for as hedges, were $835 million and $525 million, respectively, for the quarters ended September 30, 2002 and 2001 and $1,091 million for the first nine months of 2001.

           See notes to condensed consolidated financial statements.

                        Kraft Foods Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                            (in millions of dollars)
                                   (Unaudited)

                                                                           For the Nine Months Ended
                                                                                 September  30,
                                                                          ----------------------------
                                                                            2002                2001
                                                                          --------            --------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings                                                               $2,463              $1,334

Adjustments to reconcile net earnings to operating cash flows:
      Depreciation and amortization                                           522               1,224
      Deferred income tax provision                                           115                 230
      Gains on sales of businesses                                             (3)                 (8)
      Integration costs in 2002 and 2001 and loss on sale
        of a North American food factory in 2001                              119                  66
      Voluntary retirement programs                                           142
      Cash effects of changes, net of the effects
        from acquired and divested companies:
          Receivables, net                                                     61                  57
          Inventories                                                        (435)               (319)
          Accounts payable                                                   (326)               (363)
          Income taxes                                                        350                 212
          Other working capital items                                        (506)               (610)
      Increase in pension assets and postretirement
        liabilities, net                                                       (1)               (122)
      Decrease in amounts due to parent and affiliates                       (232)               (114)
      Other                                                                   (43)               (175)
                                                                           ------              ------

          Net cash provided by operating activities                         2,226               1,412
                                                                           ------              ------

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

  Capital expenditures                                                       (757)               (691)
  Purchases of businesses, net of acquired cash                              (119)               (107)
  Proceeds from sales of businesses                                            84                   9
  Other                                                                        24                  66
                                                                           ------              ------

          Net cash used in investing activities                              (768)               (723)
                                                                           ------              ------

           See notes to condensed consolidated financial statements.

                                   Continued

                        Kraft Foods Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Continued)
                            (in millions of dollars)
                                   (Unaudited)

                                                                    For the Nine Months Ended
                                                                          September 30,
                                                                   ----------------------------
                                                                    2002                 2001
                                                                   ------               ------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

  Net (repayment) issuance of short-term borrowings               $(1,849)            $  2,535
  Long-term debt proceeds                                           2,555                   60
  Long-term debt repaid                                              (581)                (677)
  Net proceeds from sale of Class A common stock                                         8,435
  Repayment of notes payable to parent and affiliates              (3,100)             (12,407)
  Increase in amounts due to parent and affiliates                  2,237                1,354
  Repurchase of Class A common stock                                  (77)
  Dividends paid                                                     (676)
                                                                  -------             --------

      Net cash used in financing activities                        (1,491)                (700)
                                                                  -------             --------

Effect of exchange rate changes on cash and
   cash equivalents                                                    (2)                  (5)
                                                                  -------             --------

Cash and cash equivalents:

  Decrease                                                            (35)                 (16)

  Balance at beginning of period                                      162                  191
                                                                  -------             --------

  Balance at end of period                                        $   127             $    175
                                                                  =======             ========

           See notes to condensed consolidated financial statements.

                        Kraft Foods Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 1.  Background and Basis of Presentation:
----------------------------------------------

The interim condensed consolidated financial statements of Kraft Foods Inc. ("Kraft"), together with its subsidiaries (collectively referred to as the "Company"), are unaudited. It is the opinion of the Company's management that all adjustments necessary for a fair statement of the interim results presented have been reflected therein. All such adjustments were of a normal recurring nature. Net revenues and net earnings for any interim period are not necessarily indicative of results that may be expected for the entire year.

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

Note 2.  Recently Adopted Accounting Standards:
-----------------------------------------------

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." As a result, the Company stopped recording the amortization of goodwill and indefinite life intangible assets as a charge to earnings as of January 1, 2002. The Company estimates that net earnings and diluted earnings per share ("EPS") would have been affected as follows for 2001 had the provisions of the new standards been applied as of January 1, 2001:

                                                     Nine Months Ended    Three Months Ended
                                                     September 30, 2001   September 30, 2001
                                                     ------------------   ------------------
                                                       (in millions, except per share data)
Net earnings, as previously reported                       $1,334               $ 503
Adjustment for amortization of goodwill                       713                 237
                                                           ------               -----
Net earnings, as adjusted                                  $2,047               $ 740
                                                           ======               =====

Diluted earnings per share, as previously reported         $ 0.85               $0.29
Adjustment for amortization of goodwill                      0.46                0.14
                                                           ------               -----
Diluted earnings per share, as adjusted                    $ 1.31               $0.43
                                                           ======               =====

In addition, the Company is required to conduct an annual review of goodwill and intangible assets for potential impairment. The Company completed its review in the first quarter of 2002 and did not have to record a charge to earnings for an impairment of goodwill or other intangible assets as a result of these new standards.

At September 30, 2002, goodwill by reportable segment was as follows (in millions):

Cheese, Meals and Enhancers                                          $ 8,554
Biscuits, Snacks and Confectionery                                     9,339
Beverages, Desserts and Cereals                                        2,144
Oscar Mayer and Pizza                                                    618
                                                                     -------
        Total Kraft Foods North America                               20,655
                                                                     -------
Europe, Middle East and Africa                                         3,932
Latin America and Asia Pacific                                           261
                                                                     -------
        Total Kraft Foods International                                4,193
                                                                     -------
        Total goodwill                                               $24,848
                                                                     =======

                        Kraft Foods Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Intangible assets as of September 30, 2002 were as follows:

                                                   Gross
                                                  Carrying          Accumulated
                                                   Amount           Amortization
                                                  --------          ------------
                                                         (in millions)
Non-amortizable intangible assets                 $11,487
Amortizable intangible assets                          55               $27
                                                  -------               ---
       Total intangible assets                    $11,542               $27
                                                  =======               ===

Non-amortizable intangible assets substantially comprise brand names purchased through the Nabisco acquisition. Amortizable intangible assets consist primarily of certain trademark licenses and non-compete agreements. The pre-tax amortization expense for intangible assets was $5 million for the nine months ended September 30, 2002 and $1 million for the three months ended September 30, 2002. Based upon the amortizable intangible assets recorded in the balance sheet at September 30, 2002, amortization expense for each of the next five years is estimated to be $8 million or less.

The increase in goodwill and other intangible assets, net, during the nine months ended September 30, 2002 of $406 million is primarily related to currency translation.

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

Effective January 1, 2002, the Company adopted Emerging Issues Task Force ("EITF") Issue No. 00-14, "Accounting for Certain Sales Incentives" and EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." The adoption of EITF Issues No. 00-14 and No. 00-25 resulted in a reduction of revenues of approximately $3.4 billion in the first nine months of 2001 and approximately $1.0 billion for the three months ended September 30, 2001. In addition, the adoption reduced marketing, administration and research costs in the first nine months of 2001 by approximately $3.4 billion and for the three months ended September 30, 2001 by approximately $1.0 billion, while cost of sales increased by an insignificant amount for both periods. The adoption of these EITF Issues had no impact on net earnings or basic and diluted EPS.

Note 3. Related Party Transactions:
-----------------------------------

Philip Morris Companies Inc. ("Philip Morris") owns approximately 84.0% of the Company's outstanding shares of capital stock. An affiliate of Philip Morris provides the Company with various services, including planning, legal, treasury, accounting, auditing, insurance, human resources, office of the secretary, corporate affairs, information technology and tax services. Billings for these services, which were based on the cost to provide such services and a management fee, were $227 million and $234 million for the nine months ended September 30, 2002 and 2001, respectively, and $69 million and $80 million for the three months ended September 30, 2002 and 2001, respectively.

                        Kraft Foods Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Notes payable to parent and affiliates consisted of the following:

                                                         September 30, 2002       December 31, 2001
                                                         ------------------       -----------------
                                                                       (in millions)
    Notes payable in 2009, interest at 7.0%                    $1,900                   $5,000
    Short-term due to parent and affiliates
       reclassified as long-term                                2,100
                                                               ------                   ------
                                                               $4,000                   $5,000
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

Note 4. Acquisitions and Divestitures:
--------------------------------------

During the third quarter of 2002, the Company acquired a snacks business in Turkey and, during the first quarter of 2002, the Company acquired a biscuits business in Australia. During the first nine months of 2001, the Company purchased coffee businesses in Romania, Morocco and Bulgaria for an aggregate cost of $80 million. The total cost of these and other small businesses purchased during the first nine months of 2002 and 2001 was $119 million and $107 million, respectively. In addition, during the fourth quarter of 2001, the Company acquired confectionery businesses in Russia and Poland.

During the first half of 2002, the Company sold several small North American food businesses, which were previously classified as businesses held for sale. The net revenues and operating results of the businesses held for sale, which were not significant, were excluded from the Company's consolidated statements of earnings and no gain or loss was recognized on these sales. During the first nine months of 2001, the Company sold several small domestic and international food businesses. The aggregate proceeds received from sales of businesses during the first nine months of 2002 and 2001 were $84 million and $9 million, respectively. The Company recorded pre-tax gains on these transactions during the first nine months of 2002 and 2001 of $3 million and $8 million, respectively.

On October 31, 2002, the Company sold its Latin American yeast and industrial bakery ingredients business for approximately $110 million. The resulting gain will be recorded in the fourth quarter of 2002.

The operating results of businesses acquired and divested were not material to the consolidated operating results of the Company in any of the periods presented.

                        Kraft Foods Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 5. Earnings Per Share:
---------------------------

Basic and diluted EPS were calculated using the following:

                                                          For the Nine Months Ended
                                                                September 30,
                                                        ------------------------------
                                                         2002                    2001
                                                        ------                 -------
                                                                 (in millions)
Net earnings                                             $2,463                  $1,334
                                                         ======                  ======

Weighted average shares for basic EPS                     1,735                   1,568

Plus: Incremental shares from assumed
        conversions of stock options                          2
                                                         ------                  ------

Weighted average shares for diluted EPS                   1,737                   1,568
                                                         ======                  ======


                                                           For the Three Months Ended
                                                                 September 30,
                                                        -------------------------------
                                                         2002                    2001
                                                        ------                 -------
                                                                (in millions)
Net earnings                                              $ 869                   $ 503
                                                          =====                   =====

Weighted average shares for basic EPS                     1,734                   1,735

Plus: Incremental shares from assumed
        conversions of stock options                          3
                                                         ------                  ------

Weighted average shares for diluted EPS                   1,737                   1,735
                                                         ======                  ======

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

                        Kraft Foods Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


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

Reportable segment data were as follows:

                                                                     For the Nine Months Ended
                                                                          September 30,
                                                                     -------------------------
                                                                       2002           2001
                                                                       ----           ----
                                                                         (in millions)
Net revenues:
    Cheese, Meals and Enhancers                                     $ 6,616          $ 6,543
    Biscuits, Snacks and Confectionery                                3,768            3,707
    Beverages, Desserts and Cereals                                   3,385            3,282
    Oscar Mayer and Pizza                                             2,318            2,281
                                                                    -------          -------
            Total Kraft Foods North America                          16,087           15,813
                                                                    -------          -------
    Europe, Middle East and Africa                                    4,269            4,161
    Latin America and Asia Pacific                                    1,520            1,714
                                                                    -------          -------
            Total Kraft Foods International                           5,789            5,875
                                                                    -------          -------
            Total net revenues                                      $21,876          $21,688
                                                                    =======          =======

Operating companies income:
    Cheese, Meals and Enhancers                                     $ 1,639          $ 1,587
    Biscuits, Snacks and Confectionery                                  785              689
    Beverages, Desserts and Cereals                                     889              947
    Oscar Mayer and Pizza                                               457              456
                                                                    -------          -------
            Total Kraft Foods North America                           3,770            3,679
                                                                    -------          -------
    Europe, Middle East and Africa                                      622              563
    Latin America and Asia Pacific                                      229              251
                                                                    -------          -------
            Total Kraft Foods International                             851              814
                                                                    -------          -------
            Total operating companies income                          4,621            4,493
    Amortization of intangibles                                          (5)            (719)
    General corporate expenses                                         (133)            (141)
                                                                    -------          -------
            Total operating income                                    4,483            3,633
    Interest and other debt expense, net                               (661)          (1,189)
                                                                    -------          -------
            Earnings before income taxes and minority interest      $ 3,822          $ 2,444
                                                                    =======          =======


                        Kraft Foods Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


                                                                  For the Three Months Ended
                                                                         September 30,
                                                                  --------------------------
                                                                     2002            2001
                                                                    ------          ------
                                                                       (in millions)
Net revenues:
    Cheese, Meals and Enhancers                                     $2,113          $2,126
    Biscuits, Snacks and Confectionery                               1,310           1,286
    Beverages, Desserts and Cereals                                  1,040             985
    Oscar Mayer and Pizza                                              762             754
                                                                    ------          ------
            Total Kraft Foods North America                          5,225           5,151
                                                                    ------          ------
    Europe, Middle East and Africa                                   1,502           1,328
    Latin America and Asia Pacific                                     489             539
                                                                    ------          ------
            Total Kraft Foods International                          1,991           1,867
                                                                    ------          ------
            Total net revenues                                      $7,216          $7,018
                                                                    ======          ======


Operating companies income:
    Cheese, Meals and Enhancers                                     $  553          $  494
    Biscuits, Snacks and Confectionery                                 295             278
    Beverages, Desserts and Cereals                                    290             267
    Oscar Mayer and Pizza                                              165             144
                                                                    ------          ------
            Total Kraft Foods North America                          1,303           1,183
                                                                    ------          ------
    Europe, Middle East and Africa                                     235             199
    Latin America and Asia Pacific                                      65              78
                                                                    ------          ------
            Total Kraft Foods International                            300             277
                                                                    ------          ------
            Total operating companies income                         1,603           1,460
    Amortization of intangibles                                         (1)           (239)
    General corporate expenses                                         (42)            (45)
                                                                    ------          ------
            Total operating income                                   1,560           1,176
    Interest and other debt expense, net                              (210)           (256)
                                                                    ------          ------
            Earnings before income taxes and minority interest      $1,350          $  920
                                                                    ======          ======

Within its two segments, Kraft Foods International, Inc.'s brand portfolio spans five core consumer sectors. The following table shows net revenues for Kraft Foods International, Inc. by consumer sector:

                                                                   For the Nine Months Ended
                                                                         September 30,
                                                                   -------------------------
                                                                    2002             2001
                                                                   ------           ------
                                                                       (in millions)
Consumer Sector:
    Snacks                                                         $2,118           $2,123
    Beverages                                                       2,029            2,069
    Cheese                                                            873              891
    Grocery                                                           558              597
    Convenient Meals                                                  211              195
                                                                   ------           ------
            Total Kraft Foods International                        $5,789           $5,875
                                                                   ======           ======

                        Kraft Foods Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


                                                        For the Three Months Ended
                                                               September 30,
                                                        ---------------------------
                                                           2002            2001
                                                          ------          ------
                                                                (in millions)

Consumer Sector:
    Snacks                                                $  715          $  661
    Beverages                                                701             660
    Cheese                                                   299             285
    Grocery                                                  193             193
    Convenient Meals                                          83              68
                                                          ------          ------
            Total Kraft Foods International               $1,991          $1,867
                                                          ======          ======


During the second quarter of 2002, the Company recorded a pre-tax integration related charge of $92 million for the closing of a Kraft facility and other consolidation programs. This charge was included in marketing, administration and research costs for the following segments: Cheese, Meals and Enhancers, $8 million; Biscuits, Snacks and Confectionery, $1 million; Beverages, Desserts and Cereals, $59 million; Oscar Mayer and Pizza, $7 million; and Latin America and Asia Pacific, $17 million. During the first quarter of 2002, the Company recorded a pre-tax integration related charge of $27 million to consolidate production lines in North America. This charge was included in marketing, administration and research costs for the Cheese, Meals and Enhancers segment. The 2002 integration related charges of $119 million included $21 million relating to severance, $82 million relating to asset write-offs and $16 million relating to other cash exit costs. Cash payments relating to this charge will approximate $37 million, of which $4 million has been paid through September 30, 2002. The majority of the remaining payments are expected to be made throughout the remainder of 2002 and 2003.

In addition, during the first quarter of 2002, the Company recorded a pre-tax charge of $142 million related to employee acceptances under the previously announced voluntary retirement program. This charge was included in marketing, administration and research costs for the following segments: Cheese, Meals and Enhancers, $60 million; Biscuits, Snacks and Confectionery, $3 million; Beverages, Desserts and Cereals, $47 million; Oscar Mayer and Pizza, $25 million; Europe, Middle East and Africa, $5 million; and Latin America and Asia Pacific, $2 million. During the third quarter of 2001, the Company incurred pre-tax integration costs of $37 million to consolidate production lines in the United States. These charges were included in marketing, administration and research costs for the Cheese, Meals and Enhancers segment ($31 million) and the Beverages, Desserts and Cereals segment ($6 million).

The above charges were part of the previously announced $200 million to $300 million original estimate to close or reconfigure existing Kraft facilities and integrate Nabisco. As of September 30, 2002, the aggregate pre-tax charges to the consolidated statement of earnings to close or reconfigure facilities and integrate Nabisco were $314 million, slightly above the original estimate.

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


Note 8. Financial Instruments:
------------------------------

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

Ineffectiveness from cash flow hedges was not material during the nine months ended September 30, 2002. During the nine months ended September 30, 2001, a pre-tax gain of $9 million was reported in the consolidated statement of earnings due to cash flow ineffectiveness. Ineffectiveness from cash flow hedges was not material during the three months ended September 30, 2002 and September 30, 2001. At September 30, 2002, the Company is hedging forecasted transactions for periods not exceeding the next fifteen months and expects substantially all amounts reported in accumulated other comprehensive losses to be reclassified to the consolidated statement of earnings within the next twelve months.

Hedging activity affected accumulated other comprehensive earnings/(losses), net of income taxes, as follows:

                                                     For the Nine Months Ended      For the Three Months Ended
                                                           September 30,                    September 30,
                                                     -------------------------      --------------------------
                                                       2002            2001            2002             2001
                                                       ----            ----            ----             ----
                                                           (in millions)                  (in millions)
  Loss at beginning of period                           $(18)           $  -           $(11)             $(12)

  Derivative losses transferred to earnings               20              11              7                 4

  Change in fair value                                    14             (26)            20                (7)
                                                        ----            ----           ----              ----

  Gain (loss) as of September 30                        $ 16            $(15)          $ 16              $(15)
                                                        ====            ====           ====              ====

Note 9. Recently Issued Accounting Pronouncements:
--------------------------------------------------

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

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Environment

Kraft Foods Inc. ("Kraft"), together with its subsidiaries (collectively referred to as the "Company") is the largest branded food and beverage company headquartered in the United States. Prior to June 13, 2001, the Company was a wholly-owned subsidiary of Philip Morris Companies Inc. ("Philip Morris"). On June 13, 2001, the Company completed an initial public offering ("IPO") of 280,000,000 shares of its Class A common stock. After the IPO, Philip Morris owned approximately 83.9% of the outstanding shares of the Company's capital stock through its ownership of 49.5% of the Company's outstanding Class A common stock, and 100% of the Company's Class B common stock. The Company's Class A common stock has one vote per share while the Company's Class B common stock has ten votes per share. As of September 30, 2002, Philip Morris holds 97.8% of the combined voting power of the Company's outstanding common stock and owns approximately 84.0% of the outstanding shares of the Company's capital stock.

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

Fluctuations in commodity costs can lead to retail price volatility, intensify price competition and influence consumer and trade buying patterns. KFNA's and KFI's businesses are subject to fluctuating commodity costs, including dairy, coffee bean and cocoa costs. Dairy and coffee commodity costs on average have been lower than those incurred in 2001, while cocoa bean prices have been higher than in 2001. Recently, coffee commodity prices have been increasing due to drought concerns in the Brazilian coffee belt and cocoa commodity prices have increased further due to political and military unrest in the Ivory Coast.

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

On December 11, 2000, the Company acquired all of the outstanding shares of Nabisco for an aggregate purchase price, including assumed debt, of approximately $19.2 billion. The acquisition has been accounted for as a purchase. During 2001, certain Nabisco businesses were reclassified to businesses held for sale, including their estimated results of operations through anticipated sale dates. These businesses have subsequently been sold with the exception of one business that had been held for sale since the acquisition of Nabisco. This business, which is no longer held for sale, has been included in 2002 consolidated operating results since January 1, 2002. The closure of a number of Nabisco domestic and international facilities resulted in severance and other exit costs of $379 million, which were included in the adjustments for the allocation of the Nabisco purchase price. The closures will result in the termination of approximately 7,500 employees and will require total cash payments of $373 million, of which approximately $190 million has been spent through September 30, 2002. Substantially all of the closures will be completed by the end of 2002.

The integration of Nabisco into the operations of the Company has also resulted in the closure or reconfiguration of several of the Company's existing facilities. The aggregate charges to the Company's consolidated statement of earnings to close or reconfigure its facilities and integrate Nabisco were originally estimated to be in the range of $200 million to $300 million. In the fourth quarter of 2001, the Company announced that it was offering a voluntary retirement program to certain United States salaried employees. During the first quarter of 2002, approximately 700 salaried employees accepted the benefits offered by this program and elected to retire or terminate employment. The Company recorded a pre-tax charge of $142 million related to the voluntary retirement programs. In addition, during the first quarter of 2002, the Company recorded pre-tax integration related charges of $27 million to consolidate production lines in North America. During the second quarter of 2002, the Company recorded a pre-tax integration related charge of $92 million for the closing of a Kraft facility and other consolidation programs. The 2002 integration related charges of $119 million included $21 million relating to severance, $82 million relating to asset write-offs and $16 million relating to other cash exit costs. Cash payments relating to this charge will approximate $37 million, of which $4 million has been paid through September 30, 2002. The majority of the remaining payments are expected to be made throughout the remainder of 2002 and 2003. During the third quarter of 2001, the Company incurred pre-tax integration costs of $37 million to consolidate production lines in the United States. These charges were included in marketing, administration and research costs for the Cheese, Meals and Enhancers segment ($31 million) and the Beverages, Desserts and Cereals segment ($6 million). As of September 30, 2002, the aggregate pre-tax charges to the consolidated statement of earnings to close or reconfigure its facilities and integrate Nabisco were $314 million, slightly above the original estimate.

During the first quarter of 2001, the Company sold a North American food factory, which resulted in a pre-tax loss of $29 million.

During the third quarter of 2002, the Company acquired a snacks business in Turkey and, during the first quarter of 2002, the Company purchased a biscuits business in Australia. During the first nine months of 2001, the Company purchased coffee businesses in Romania, Morocco and Bulgaria for an aggregate cost of $80 million. The total cost of these and other small businesses purchased during the first nine months of 2002 and 2001 was $119 million and $107 million, respectively. In addition, during the fourth quarter of 2001, the Company acquired confectionery businesses in Russia and Poland.

During the first half of 2002, the Company sold several small North American food businesses, which were previously classified as businesses held for sale. The net revenues and operating results of the businesses held for sale, which were not significant, were excluded from the Company's consolidated statements of earnings and no gain or loss was recognized on these sales. During the first nine months of 2001, the Company sold several small domestic and international food businesses. The aggregate proceeds received from sales of businesses during the first nine months of 2002 and 2001 were $84 million and $9 million, respectively. The Company recorded pre-tax gains on these transactions during the first nine months of 2002 and 2001 of $3 million and $8 million, respectively.

On October 31, 2002, the Company sold its Latin American yeast and industrial bakery ingredients business for approximately $110 million. The resulting gain will be recorded in the fourth quarter of 2002.

The operating results of businesses acquired and divested were not material to the consolidated operating results of the Company in any of the periods presented.

Consolidated Operating Results
------------------------------

Several events occurred during the first nine months of 2002 and 2001 that affected the comparability of earnings. In order to isolate the financial effects of these events, and to provide a more meaningful comparison of the Company's results of operations, the following tables and the subsequent discussion of the Company's consolidated operating results will refer to results on a reported and pro forma basis. Reported results reflect average shares of common stock outstanding during 2001. Pro forma results reflect average common shares outstanding for 2001 based on the assumption that shares issued immediately following the IPO were outstanding throughout 2001 and that, effective January 1, 2001, the net proceeds of the IPO were used to retire a portion of a long-term note payable used to finance the Nabisco acquisition. Pro forma results also adjust for the results of operations divested since the beginning of 2001 and certain other unusual items as detailed on the following tables, including the cessation of goodwill amortization as if Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" had been in effect during 2001.

Consolidated Operating Results
------------------------------

                                                           For the Nine Months Ended September 30,
                                                           ---------------------------------------
                                                               2002                       2001
                                                             -------                    -------
                                                            (in millions, except per share data)
Reported volume (in pounds)                                   13,779                     12,996
    Volume of businesses sold                                                               (11)
    Changes due to businesses held for sale                                                 442
                                                             -------                    -------
Pro forma volume (in pounds)                                  13,779                     13,427
                                                             =======                    =======

Reported net revenues                                        $21,876                    $21,688
    Net revenues of businesses sold                                                         (14)
    Changes due to businesses held for sale                                                 170
                                                             -------                    -------
Pro forma net revenues                                       $21,876                    $21,844
                                                             =======                    =======


Reported operating companies income                          $ 4,621                    $ 4,493
    Operating companies income of businesses sold                                            (2)
    Integration costs in 2002 and 2001 and loss on the sale
       of a North American food factory in 2001                  119                         66
    Voluntary retirement programs                                142
    Changes due to businesses held for sale                                                  23
                                                             -------                    -------
Pro forma operating companies income                         $ 4,882                    $ 4,580
                                                             =======                    =======


Reported net earnings                                        $ 2,463                    $ 1,334
    Interest reduction assuming full year IPO, net of tax                                   165
    Voluntary retirement programs, net of tax                     92
    Integration costs in 2002 and 2001 and loss on the sale
       of a North American food factory in 2001, net of tax       76                         37
    Cessation of goodwill amortization                                                      713
                                                             -------                    -------
Pro forma net earnings                                       $ 2,631                    $ 2,249
                                                             =======                    =======

    Weighted average diluted shares outstanding                1,737                      1,568
    Adjustment to reflect additional shares
       outstanding after IPO                                                                167
                                                             -------                    -------
    Pro forma diluted shares outstanding                       1,737                      1,735
                                                             =======                    =======
Reported diluted earnings per share                          $  1.42                    $  0.85
                                                             =======                    =======
Pro forma diluted earnings per share                         $  1.51                    $  1.30
                                                             =======                    =======

Consolidated Operating Results
------------------------------


                                                           For the Three Months Ended September 30,
                                                           ---------------------------------------
                                                               2002                       2001
                                                              ------                     -----
                                                             (in millions, except per share data)
Reported volume (in pounds)                                    4,494                      4,204
    Changes due to businesses held for sale                                                 146
                                                              ------                     ------
Pro forma volume (in pounds)                                   4,494                      4,350
                                                              ======                     ======


Reported net revenues                                         $7,216                     $7,018
    Net revenues of businesses sold                                                          (4)
    Changes due to businesses held for sale                                                  56
                                                              ------                     ------
Pro forma net revenues                                        $7,216                     $7,070
                                                              ======                     ======


Reported operating companies income                           $1,603                     $1,460
    Operating companies income of businesses sold                                            (1)
    Integration costs                                                                        37
    Changes due to businesses held for sale                                                  10
                                                              ------                     ------
Pro forma operating companies income                          $1,603                     $1,506
                                                              ======                     ======


Reported net earnings                                         $  869                     $  503
    Integration costs, net of tax                                                            19
    Cessation of goodwill amortization                                                      237
                                                              ------                     ------
Pro forma net earnings                                        $  869                     $  759
                                                              ======                     ======

    Weighted average diluted shares outstanding                1,737                      1,735
                                                              ======                     ======
    Pro forma diluted shares outstanding                       1,737                      1,735
                                                              ======                     ======

Reported diluted earnings per share                           $ 0.50                     $ 0.29
                                                              ======                     ======
Pro forma diluted earnings per share                          $ 0.50                     $ 0.44
                                                              ======                     ======

Reported operating companies income, which is defined as operating income before general corporate expenses and amortization of intangibles, was affected by the following unusual items during the first nine months and third quarter of 2002 and 2001:

o Integration Charges- During the first nine months of 2002, the Company recorded $119 million of pre-tax integration related charges relating to the consolidation of production lines, the closing of a facility and other consolidation programs. These charges were included in marketing, administration and research costs for the Cheese, Meals and Enhancers segment; the Biscuits, Snacks and Confectionery segment; the Beverages, Desserts and Cereals segment; the Oscar Mayer and Pizza segment; and the Latin America and Asia Pacific segment. In addition, during the third quarter of 2001, the Company incurred pre-tax integration costs of $37 million to consolidate production lines in the United States. These charges were included in marketing, administration and research costs for the Cheese, Meals and Enhancers segment and the Beverages, Desserts and Cereals segment.

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

In addition, reported net earnings were also affected by the following during the first nine months and third quarter of 2002:

o Amortization of Intangibles- On January 1, 2002, the Company adopted SFAS No. 141 and SFAS No. 142. As a result, the Company stopped recording the amortization of goodwill and indefinite life intangible assets as a charge to earnings. The Company estimates that reported net earnings and diluted earnings per share ("EPS") would have been approximately $2.0 billion and $1.31, respectively, for the nine months ended September 30, 2001, and $740 million and $0.43, respectively, for the three months ended September 30, 2001, had the provisions of the new standards been applied in that period.

Results of Operations for the Nine Months Ended September 30, 2002

Reported volume for the first nine months of 2002 increased 783 million pounds (6.0%) over the comparable 2001 period. On a pro forma basis, volume increased 2.6% over the first nine months of 2001, due primarily to increases in the Beverages, Desserts and Cereals segment and the Europe, Middle East and Africa segment, as well as contributions from new products and acquisitions.

Reported net revenues for the first nine months of 2002 increased $188 million (0.9%) over the comparable 2001 period. On a pro forma basis, net revenues increased 0.1% over the first nine months of 2001 as the impact of acquisitions and higher volume/mix were mostly offset by the adverse effects of currency exchange rates and lower sales prices on cheese and coffee products (driven by commodity-related price declines).

Reported operating companies income increased $128 million (2.8%) over the first nine months of 2001, due primarily to lower marketing, administration and research costs, favorable margins, higher volume/mix and productivity and synergy savings, partially offset by the pre-tax charges related to the voluntary retirement programs and integration related costs. On a pro forma basis, operating companies income increased $302 million (6.6%), due to higher operating companies income in all segments except Latin America and Asia Pacific.

Currency movements decreased net revenues by $259 million and operating companies income by $11 million from the first nine months of 2001. Decreases in net revenues and operating companies income are due primarily to the strength of the U.S. dollar against certain Latin American currencies, partially offset by the weakness of the U.S. dollar against the euro and other currencies.

Reported interest and other debt expense, net, decreased $528 million from the first nine months of 2001. This decrease was due primarily to lower debt levels after the repayment of Nabisco acquisition borrowings with the proceeds from the Company's IPO. On a pro forma basis, interest and other debt expense, net, decreased $226 million in 2002 from $887 million in the first nine months of 2001. This decrease in pro forma interest expense is due to the use of free cash flow to repay debt, ongoing efforts to refinance higher-rate notes payable to Philip Morris and lower short-term interest rates.

During the first nine months of 2002, the Company's reported effective tax rate decreased by 9.9 percentage points to 35.5% as compared with the first nine months of 2001, due primarily to the adoption of SFAS No. 141 and SFAS No. 142, under which the Company is no longer required to amortize goodwill and indefinite life intangible assets as a charge to earnings.

Reported diluted and basic EPS, which were both $1.42 for the first nine months of 2002, increased by 67.1% from 2001, due primarily to lower interest expense and the elimination of substantially all goodwill amortization in accordance with the Company's adoption of SFAS No. 141 and No. 142. Reported net earnings of $2.5 billion for the first nine months of 2002 increased $1.1 billion (84.6%) over the comparable period of 2001. On a pro forma basis, diluted and basic EPS, which were $1.51 and $1.52, respectively, for the first nine months of 2002, increased by 16.2% and 16.9%, respectively, over the first nine months of 2001, due primarily to higher operating results in all segments except Latin America and Asia Pacific, and lower interest expense. Pro forma net earnings of $2.6 billion for the first nine months of 2002 increased $382 million (17.0%) over the comparable period of 2001.

Results of Operations for the Three Months Ended September 30, 2002

Reported volume for the third quarter of 2002 increased 290 million pounds (6.9%) over the comparable 2001 period. On a pro forma basis, volume increased 3.3% over the third quarter of 2001, due primarily to increases in the Beverages, Desserts and Cereals segment and the Europe, Middle East and Africa segment, as well as contributions from new products and acquisitions.

Reported net revenues for the third quarter of 2002 increased $198 million (2.8%) over the comparable 2001 period. On a pro forma basis, net revenues increased 2.1% over the third quarter of 2001, as the impact of volume growth was partially offset by the adverse effects of lower selling prices reflecting lower commodity costs.

Reported operating companies income increased $143 million (9.8%) over the third quarter of 2001. On a pro forma basis, operating companies income increased $97 million (6.4%), due to volume gains, and productivity and synergy savings.

Currency movements have decreased net revenues by $11 million and increased operating companies income by $3 million from the third quarter of 2001. Decreases in net revenues are due primarily to the strength of the U.S. dollar against certain Latin American currencies, partially offset by the weakness of the U.S. dollar against the euro and other currencies. Increases in operating companies income are due primarily to the weakness of the U.S. dollar against the euro and other currencies, partially offset by the unfavorable impact from certain Latin American currencies.

Reported and pro forma interest and other debt expense, net, decreased $46 million from the third quarter of 2001. This decrease in interest expense is due to the use of free cash flow to repay debt and ongoing efforts to refinance higher-rate notes payable to Philip Morris.

During the third quarter of 2002, the Company's reported effective tax rate decreased by 9.7 percentage points to 35.6% as compared with the third quarter of 2001, due primarily to the adoption of SFAS No. 141 and SFAS No. 142, under which the Company is no longer required to amortize goodwill and indefinite life intangible assets as a charge to earnings.

Reported diluted and basic EPS, which were both $0.50 for the third quarter of 2002, increased by 72.4% over 2001, due primarily to the elimination of substantially all goodwill amortization in accordance with the Company's adoption of SFAS No. 141 and No. 142, growth in operating companies income and lower interest expense. Reported net earnings of $869 million for the third quarter of 2002 increased $366 million (72.8%) over the comparable period of 2001. On a pro forma basis, diluted and basic EPS, which were both $0.50 for the third quarter of 2002, increased by 13.6% over the third quarter of 2001, due primarily to volume growth, productivity and synergy savings, and lower interest expense. Pro forma net earnings of $869 million for the third quarter of 2002 increased $110 million (14.5%) over the comparable period of 2001.

Operating Results by Business Segment
-------------------------------------

Kraft Foods North America, Inc.
-------------------------------

Operating Results


                                                           For the Nine Months Ended September 30,
                                                           ---------------------------------------
                                                               2002                       2001
                                                             -------                    -------
                                                                        (in millions)
Reported volume (in pounds):
    Cheese, Meals and Enhancers                                4,397                      3,945
    Biscuits, Snacks and Confectionery                         1,730                      1,720
    Beverages, Desserts and Cereals                            2,874                      2,649
    Oscar Mayer and Pizza                                      1,199                      1,184
                                                             -------                    -------
Total reported volume (in pounds)                             10,200                      9,498
    Volume of businesses sold:
       Beverages, Desserts and Cereals                                                       (1)
    Changes due to businesses held for sale:
       Cheese, Meals and Enhancers                                                          474
       Beverages, Desserts and Cereals                                                      (17)
                                                             -------                    -------
Pro forma volume (in pounds)                                  10,200                      9,954
                                                             =======                    =======
Reported net revenues:
    Cheese, Meals and Enhancers                              $ 6,616                    $ 6,543
    Biscuits, Snacks and Confectionery                         3,768                      3,707
    Beverages, Desserts and Cereals                            3,385                      3,282
    Oscar Mayer and Pizza                                      2,318                      2,281
                                                             -------                    -------
Total reported net revenues                                   16,087                     15,813
    Net revenues of businesses sold:
       Beverages, Desserts and Cereals                                                      (10)
    Changes due to businesses held for sale:
       Cheese, Meals and Enhancers                                                          185
       Beverages, Desserts and Cereals                                                      (23)
                                                             -------                    -------
Pro forma net revenues                                       $16,087                    $15,965
                                                             =======                    =======

                                                           For the Nine Months Ended September 30,
                                                           ---------------------------------------
                                                               2002                       2001
                                                             -------                    -------
                                                                         (in millions)
Reported operating companies income:
    Cheese, Meals and Enhancers                               $1,639                     $1,587
    Biscuits, Snacks and Confectionery                           785                        689
    Beverages, Desserts and Cereals                              889                        947
    Oscar Mayer and Pizza                                        457                        456
                                                              ------                     ------
Total reported operating companies income                      3,770                      3,679
    Operating companies income of businesses sold:
       Beverages, Desserts and Cereals                                                       (1)
    Voluntary retirement programs:
       Cheese, Meals and Enhancers                                60
       Biscuits, Snacks and Confectionery                          3
       Beverages, Desserts and Cereals                            47
       Oscar Mayer and Pizza                                      25
    Changes due to businesses held for sale:
       Cheese, Meals and Enhancers                                                           16
       Beverages, Desserts and Cereals                                                        6
    Integration costs in 2002 and 2001 and loss on sale
       of a North American food factory in 2001:
       Cheese, Meals and Enhancers                                35                         60
       Biscuits, Snacks and Confectionery                          1
       Beverages, Desserts and Cereals                            59                          6
       Oscar Mayer and Pizza                                       7
                                                              ------                     ------
Pro forma operating companies income                          $4,007                     $3,766
                                                              ======                     ======


Reported volume for the first nine months of 2002 increased 7.4% over the comparable period of 2001. On a pro forma basis, volume for the first nine months of 2002 increased 2.5% over the comparable period of 2001, due primarily to increased shipments in the Beverages, Desserts and Cereals segment, as well as contributions from new products.

During the first nine months of 2002, reported net revenues increased $274 million (1.7%) over the first nine months of 2001, due primarily to higher volume/mix ($262 million) and the inclusion in 2002 of a business that was previously held for sale ($162 million), partially offset by lower net pricing ($137 million). On a pro forma basis, net revenues increased 0.8%.

Reported operating companies income for the first nine months of 2002 increased $91 million (2.5%) over the comparable period of 2001, due primarily to higher volume/mix ($117 million), favorable margins ($95 million, including productivity savings) and lower marketing, administration and research costs ($83 million, including synergy savings), partially offset by the 2002 charge for voluntary retirement programs ($135 million) and higher charges in 2002 related to integration costs ($36 million). On a pro forma basis, operating companies income increased 6.4%, driven by higher volume/mix, favorable margins and lower marketing, administration and research costs.

The following discusses operating results within each of KFNA's reportable segments.

Cheese, Meals and Enhancers. Reported volume in the first nine months of 2002 increased 11.5% over the comparable period of 2001, due primarily to the inclusion in 2002 of a business that was previously held for sale. On a pro forma basis, volume in the first nine months of 2002 decreased 0.5% from the comparable period of 2001, due primarily to lower shipments in cheese and U.S. food service. Cheese volume declined as lower dairy costs in the second and third quarters resulted in aggressive competitive activity by private label manufacturers as they reduced prices and increased merchandising levels. Shipments to food service customers were also lower, driven primarily by the exit of low-margin businesses and distributor consolidation in the food service industry. In Enhancers, volume increased, led by higher shipments of pourable dressings, barbecue sauce and steak sauce. Meals volume increased, reflecting the 2001 acquisition of It's Pasta Anytime.

During the first nine months of 2002, reported net revenues increased $73 million (1.1%) over the first nine months of 2001, due primarily to the impact of businesses held for sale ($185 million), partially offset by lower net pricing ($86 million) and lower volume/mix ($25 million). On a pro forma basis, net revenues decreased 1.7% from the comparable period of 2001, due primarily to lower net pricing and lower volume/mix.

Reported operating companies income for the first nine months of 2002 increased $52 million (3.3%) over the comparable period of 2001, due primarily to favorable margins ($53 million), lower marketing, administration and research costs ($35 million) and lower integration related costs in 2002 ($25 million), partially offset by the 2002 charge for voluntary retirement programs ($60 million). On a pro forma basis, operating companies income increased 4.3%, driven by favorable margins and lower marketing, administration and research costs.

Biscuits, Snacks and Confectionery. Reported and pro forma volume in the first nine months of 2002 increased 0.6% from the comparable period of 2001. Biscuits volume increased, driven by new product initiatives in both cookies and crackers. In snacks, volume also increased, due primarily to higher shipments of nuts to non-grocery channels. Confectionery volume declined, resulting primarily from competitive activity in the breath freshening category.

During the first nine months of 2002, reported and pro forma net revenues increased $61 million (1.6%) over the first nine months of 2001, due primarily to higher volume/mix ($34 million) and higher net pricing ($29 million).

Reported operating companies income for the first nine months of 2002 increased $96 million (13.9%) over the comparable period of 2001, due to lower marketing, administration and research costs ($65 million, including synergy savings), higher volume/mix and favorable margins. On a pro forma basis, operating companies income increased 14.5%.

Beverages, Desserts and Cereals. Reported volume in the first nine months of 2002 increased 8.5% over the comparable period in 2001. On a pro forma basis, volume in the first nine months of 2002 increased 9.2% over the comparable period of 2001, due primarily to higher shipments of ready-to-drink beverages. Coffee volume also increased, driven by merchandising programs and packaging innovations. In the desserts business, volume increased in dry packaged desserts and frozen toppings, which benefited from holiday programs, and in ready-to-eat desserts, aided by new products. Cereals volume also increased, resulting from merchandising programs and a new product introduction.

During the first nine months of 2002, reported net revenues increased $103 million (3.1%) over the first nine months of 2001, due primarily to higher volume/mix ($202 million), partially offset by lower net pricing ($66 million, due primarily to coffee commodity-related price reductions) and the impact of businesses held for sale ($23 million). On a pro forma basis, net revenues increased 4.2%.

Reported operating companies income for the first nine months of 2002 decreased $58 million (6.1%) from the comparable period of 2001, primarily reflecting the charge for integration costs ($53 million), the charge for the voluntary retirement programs ($47 million) and unfavorable margins ($23 million), partially offset by higher volume/mix ($82 million). On a pro forma basis, operating companies income increased 3.9%, due primarily to higher volume/mix.

Oscar Mayer and Pizza. Reported and pro forma volume in the first nine months of 2002 increased 1.3% over the comparable period of 2001, due to volume gains in processed meats and frozen pizza. The processed meats business recorded volume gains in hot dogs, bacon, and soy-based meat alternatives. Volume in the frozen pizza business also increased, benefiting from new products.

During the first nine months of 2002, reported and pro forma net revenues increased $37 million (1.6%) over the first nine months of 2001, due primarily to higher volume/mix ($51 million), partially offset by lower net pricing ($14 million, due primarily to commodity-related price declines).

Reported operating companies income for the first nine months of 2002 increased slightly (0.2%) over the comparable period of 2001, due primarily to favorable margins ($24 million) and higher volume/mix ($14 million), partially offset by the charges for voluntary retirement programs ($25 million) and integration related costs ($7 million). On a pro forma basis, operating companies income increased 7.2%, due primarily to favorable margins and higher volume/mix.

Kraft Foods International, Inc.
-------------------------------

Operating Results


                                                           For the Nine Months Ended September 30,
                                                           ---------------------------------------
                                                               2002                       2001
                                                             -------                    -------
                                                                        (in millions)
Reported volume (in pounds):
    Europe, Middle East and Africa                             2,090                      1,999
    Latin America and Asia Pacific                             1,489                      1,499
                                                              ------                     ------
Total reported volume (in pounds)                              3,579                      3,498
    Volume of businesses sold:
       Latin America and Asia Pacific                                                       (10)
    Changes due to businesses held for sale:
       Latin America and Asia Pacific                                                       (15)
                                                              ------                     ------
Pro forma volume (in pounds)                                   3,579                      3,473
                                                              ======                     ======

Reported net revenues:
    Europe, Middle East and Africa                            $4,269                     $4,161
    Latin America and Asia Pacific                             1,520                      1,714
                                                              ------                     ------
Total reported net revenues                                    5,789                      5,875
    Net revenues of businesses sold:
       Latin America and Asia Pacific                                                        (4)
    Changes due to businesses held for sale:
       Latin America and Asia Pacific                                                         8
                                                              ------                     ------
Pro forma net revenues                                        $5,789                     $5,879
                                                              ======                     ======

                                                           For the Nine Months Ended September 30,
                                                           ---------------------------------------
                                                               2002                       2001
                                                             -------                    -------
                                                                        (in millions)
Reported operating companies income:
    Europe, Middle East and Africa                              $622                       $563
    Latin America and Asia Pacific                               229                        251
                                                                ----                       ----
Total reported operating companies income                        851                        814
    Operating companies income of businesses sold:
       Latin America and Asia Pacific                                                        (1)
    Integration costs:
       Latin America and Asia Pacific                             17
    Voluntary retirement programs:
       Europe, Middle East and Africa                              5
       Latin America and Asia Pacific                              2
    Changes due to businesses held for sale:
       Latin America and Asia Pacific                                                         1
                                                                ----                       ----
Pro forma operating companies income                            $875                       $814
                                                                ====                       ====


Reported volume for the first nine months of 2002 increased 2.3% over the first nine months of 2001, due to volume growth in the Europe, Middle East and Africa segment. On a pro forma basis, volume for the first nine months of 2002 increased 3.1% over the comparable period of 2001, benefiting from growth in developing markets, acquisitions and new product introductions.

During the first nine months of 2002, reported net revenues decreased $86 million (1.5%) from the first nine months of 2001, due primarily to unfavorable currency movements ($245 million), partially offset by the impact of acquisitions ($113 million) and higher net pricing ($54 million). On a pro forma basis, net revenues also decreased 1.5%.

Reported operating companies income for the first nine months of 2002 increased $37 million (4.5%) over the first nine months of 2001, due primarily to lower marketing, administration and research costs ($54 million, including synergy savings), favorable margins ($23 million) and the impact of acquisitions ($13 million), partially offset by unfavorable volume/mix ($23 million), the charges for integration costs ($17 million) and voluntary retirement programs ($7 million) and unfavorable currency movements ($8 million). On a pro forma basis, operating companies income increased 7.5%.

The following discusses operating results within each of KFI's reportable segments.

Europe, Middle East and Africa. Reported and pro forma volume for the first nine months of 2002 increased 4.6% over the comparable period of 2001, benefiting from acquisitions and driven by volume growth in most countries across the segment. Snacks volume increased, driven by growth in several markets, including France, Hungary and the Ukraine, and from confectionery acquisitions in Russia and Poland, partially offset by lower volume in Germany and Romania. In beverages, coffee volume grew, driven by Germany, Austria, Sweden and Poland, and acquisitions in Romania, Morocco and Bulgaria. Refreshment beverages volume also increased, driven by powdered beverages in the Middle East, the Slovak and Czech Republics and Morocco. In convenient meals, volume increased driven by lunch combinations in the United Kingdom and canned meats volume in Italy against a weak comparison in 2001. Grocery volume also increased, benefiting from higher sales in South Africa and spoonable dressings in Germany. Cheese volume was flat in comparison with 2001.

Reported and pro forma net revenues for the first nine months of 2002 increased $108 million (2.6%) over the comparable period of 2001, due primarily to the 2001 acquisitions of coffee businesses in Romania, Morocco and Bulgaria and confectionery businesses in Russia and Poland ($89 million), favorable currency movements

($59 million) and higher volume/mix ($33 million), partially offset by lower net pricing ($73 million, due primarily to commodity-driven coffee price decreases).

Reported operating companies income for the first nine months of 2002 increased $59 million (10.5%) over the comparable period of 2001, due primarily to favorable margins ($36 million), favorable currency movements ($14 million), higher volume/mix ($12 million) and acquisitions ($12 million), partially offset by higher marketing, administration and research costs ($10 million) and the charge for voluntary retirement programs. On a pro forma basis, operating companies income increased 11.4%.

Latin America and Asia Pacific. Reported volume for the first nine months of 2002 decreased 0.7% from the comparable period in 2001, due primarily to the impact of businesses held for sale, divested businesses, weak economies in certain countries and lower results in China, partially offset by gains across a number of markets and the acquisition of a biscuits business in Australia. On a pro forma basis, volume for the first nine months of 2002 increased 1.0% over the comparable period of 2001. Snacks volume increased, driven primarily by higher biscuits and confectionery volume in Brazil and the 2002 acquisition of a biscuits business in Australia, partially offset by the negative impact of the continued economic weakness in Argentina and distributor inventory reductions in China. Beverages volume increased, due primarily to growth in refreshment beverages in Brazil, Argentina, the Philippines and Venezuela. Cheese and grocery volume decreased due to lower sales in both Latin America and Asia Pacific.

During the first nine months of 2002, reported net revenues decreased $194 million (11.3%) from the first nine months of 2001, due primarily to unfavorable currency movements ($304 million) and lower volume/mix ($62 million), partially offset by higher net pricing ($127 million) and the 2002 acquisition of a biscuits business in Australia. On a pro forma basis, net revenues decreased 11.5%.

Reported operating companies income for the first nine months of 2002 decreased $22 million (8.8%) from the comparable period of 2001, due primarily to lower volume/mix ($35 million), unfavorable currency ($22 million), the charge for integration costs ($17 million) and unfavorable costs, net of higher pricing ($13 million), partially offset by lower marketing, administration and research costs ($64 million, including synergy savings). On a pro forma basis, operating companies income decreased 1.2%.

Kraft Foods North America, Inc.
-------------------------------

Operating Results


                                                           For the Three Months Ended September 30,
                                                           ---------------------------------------
                                                               2002                       2001
                                                             -------                    -------
                                                                       (in millions)
Reported volume (in pounds):
    Cheese, Meals and Enhancers                                1,387                      1,221
    Biscuits, Snacks and Confectionery                           582                        584
    Beverages, Desserts and Cereals                              933                        853
    Oscar Mayer and Pizza                                        386                        384
                                                               -----                      -----
Total reported volume (in pounds)                              3,288                      3,042
    Changes due to businesses held for sale:
       Cheese, Meals and Enhancers                                                          157
       Beverages, Desserts and Cereals                                                       (6)
                                                               -----                      -----
Pro forma volume (in pounds)                                   3,288                      3,193
                                                               =====                      =====

                                                           For the Three Months Ended September 30,
                                                           ---------------------------------------
                                                               2002                       2001
                                                             -------                    -------
                                                                       (in millions)
Reported net revenues:
    Cheese, Meals and Enhancers                               $2,113                     $2,126
    Biscuits, Snacks and Confectionery                         1,310                      1,286
    Beverages, Desserts and Cereals                            1,040                        985
    Oscar Mayer and Pizza                                        762                        754
                                                              ------                     ------
Total reported net revenues                                    5,225                      5,151
    Net revenues of businesses sold:
       Beverages, Desserts and Cereals                                                       (4)
    Changes due to businesses held for sale:
       Cheese, Meals and Enhancers                                                           61
       Beverages, Desserts and Cereals                                                       (7)
                                                              ------                     ------
Pro forma net revenues                                        $5,225                     $5,201
                                                              ======                     ======

Reported operating companies income:
    Cheese, Meals and Enhancers                               $  553                     $  494
    Biscuits, Snacks and Confectionery                           295                        278
    Beverages, Desserts and Cereals                              290                        267
    Oscar Mayer and Pizza                                        165                        144
                                                              ------                     ------
Total reported operating companies income                      1,303                      1,183
    Operating companies income of businesses sold:
       Beverages, Desserts and Cereals                                                       (1)
    Changes due to businesses held for sale:
       Cheese, Meals and Enhancers                                                            7
       Beverages, Desserts and Cereals                                                        3
     Integration costs:
       Cheese, Meals and Enhancers                                                           31
       Beverages, Desserts and Cereals                                                        6
                                                              ------                     ------
Pro forma operating companies income                          $1,303                     $1,229
                                                              ======                     ======


Reported volume for the third quarter of 2002 increased 8.1% over the comparable period of 2001. On a pro forma basis, volume for the third quarter of 2002 increased 3.0% over the comparable period of 2001, due primarily to increased shipments in the Beverages, Desserts and Cereals segment and new products across all segments.

During the third quarter of 2002, reported net revenues increased $74 million (1.4%) over the third quarter of 2001, due primarily to higher volume/mix ($155 million) and the impact of businesses held for sale ($54 million), partially offset by lower net pricing ($125 million). On a pro forma basis, net revenues increased 0.5%, as the favorable impact of volume growth was partially offset by reduced prices in response to lower commodity costs.

Reported operating companies income for the third quarter of 2002 increased $120 million (10.1%) over the comparable period of 2001, due primarily to higher volume/mix ($87 million), favorable margins ($64 million, including productivity savings), synergy savings, the charge for integration costs in 2001 ($37 million) and the impact of businesses held for sale ($10 million), partially offset by higher marketing, administration and research costs ($45 million). On a pro forma basis, operating companies income increased 6.0%, driven by volume growth and productivity and synergy savings, partially offset by higher marketing, administration and research costs.

The following discusses operating results within each of KFNA's reportable segments.

Cheese, Meals and Enhancers. Reported volume in the third quarter of 2002 increased 13.6% over the comparable period of 2001, due primarily to the inclusion in 2002 of a business that was previously held for sale. On a pro forma basis, volume in the third quarter of 2002 increased 0.7% over the comparable period of 2001, as volume gains in enhancers and the food service business were partially offset by declines in the cheese and meals businesses. In enhancers, volume increased reflecting higher shipments of pourable and spoonable dressings, and barbecue sauce. Food service volume also increased led by higher shipments of pourable dressings, snacks and ingredients. In cheese, volume declined as dairy costs remained low and private label manufacturers were aggressive in spending back the commodity favorability through promotions and merchandising activities. Meals volume also decreased, primarily reflecting lower dinners shipments, partially offset by the 2001 acquisition of It's Pasta Anytime.

During the third quarter of 2002, reported net revenues decreased $13 million (0.6%) from the third quarter of 2001, due primarily to lower net pricing ($85 million), partially offset by the impact of businesses held for sale ($61 million) and higher volume/mix ($17 million). On a pro forma basis, net revenues decreased 3.4% from the comparable period of 2001, due primarily to lower net pricing, partially offset by higher volume/mix.

Reported operating companies income for the third quarter of 2002 increased $59 million (11.9%) over the comparable period of 2001, due primarily to lower dairy commodity costs and productivity savings ($35 million), the charge in 2001 for integration costs ($31 million) and higher volume/mix ($16 million), partially offset by higher marketing, administration and research costs ($20 million). On a pro forma basis, operating companies income increased 3.9%, driven by higher volume, lower dairy commodity costs and productivity savings, partially offset by higher marketing, administration and research costs.

Biscuits, Snacks and Confectionery. Reported and pro forma volume in the third quarter of 2002 decreased 0.3% from the comparable period of 2001. In confectionery, volume declined due to trade inventory reductions and increased competitive activity in the breath freshening category, partially offset by new products in the non-chocolate confectionery business. Snacks volume decreased slightly due primarily to trade inventory reductions. In biscuits, volume increased due primarily to an increase in cookie and cracker volume, driven by new product introductions.

During the third quarter of 2002, reported and pro forma net revenues increased $24 million (1.9%) over the third quarter of 2001, due primarily to higher volume/mix ($27 million).

Reported and pro forma operating companies income for the third quarter of 2002 increased $17 million (6.1%) over the comparable period of 2001, due primarily to higher volume/mix ($20 million), higher margins ($9 million, due primarily to lower nut commodity costs) and lower marketing, administration and research costs (including synergy savings), partially offset by higher manufacturing costs.

Beverages, Desserts and Cereals. Reported volume in the third quarter of 2002 increased 9.4% over the comparable period in 2001. On a pro forma basis, volume in the third quarter of 2002 increased 10.2% over the comparable period of 2001, due primarily to higher shipments of ready-to-drink beverages. Coffee volume also increased, driven by promotional programs and packaging innovation. Cereals volume increased due primarily to merchandising programs and a new product introduction. In desserts, volume increased due primarily to volume gains in dry packaged and refrigerated ready-to-eat desserts.

During the third quarter of 2002, reported net revenues increased $55 million (5.6%) over the third quarter of 2001, due primarily to higher volume/mix ($94 million), partially offset by lower net pricing ($28 million) and the impact of businesses held for sale ($7 million). On a pro forma basis, net revenues increased 6.8%.

Reported operating companies income for the third quarter of 2002 increased $23 million (8.6%) from the comparable period of 2001, due primarily to higher volume/mix ($42 million), partially offset by higher marketing, administration and research costs ($20 million). On a pro forma basis, operating companies income increased 5.5%, driven primarily by higher volume/mix, partially offset by higher marketing, administration and research costs.

Oscar Mayer and Pizza. Reported and pro forma volume in the third quarter of 2002 increased 0.5% over the comparable period of 2001, due to volume gains in frozen pizza that were driven by stuffed crust pizza and the introduction of deep dish pizza. In the processed meats business, volume declined slightly, as consumption declines in luncheon meats were mostly offset by gains in soy-based meat alternatives, hot dogs and bacon.

During the third quarter of 2002, reported and pro forma net revenues increased $8 million (1.1%) over the third quarter of 2001, due primarily to higher volume/mix ($17 million), partially offset by lower net pricing ($9 million).

Reported and pro forma operating companies income for the third quarter of 2002 increased $21 million (14.6%) over the comparable period of 2001, due primarily to favorable margins ($32 million, due primarily to lower meat and cheese commodity costs, and productivity savings) and higher volume/mix ($9 million), partially offset by higher marketing, administration and research costs ($20 million).

Kraft Foods International, Inc.
-------------------------------

Operating Results

                                                                             For the Three Months Ended September 30,
                                                                             ----------------------------------------
                                                                                2002                           2001
                                                                                ----                           ----
                                                                                           (in millions)
Reported volume (in pounds):
    Europe, Middle East and Africa                                               699                            657
    Latin America and Asia Pacific                                               507                            505
                                                                              ------                         ------
Total reported volume (in pounds)                                              1,206                          1,162
    Changes due to businesses held for sale:
      Latin America and Asia Pacific                                                                             (5)
                                                                              ------                         ------
Pro forma volume (in pounds)                                                   1,206                          1,157
                                                                              ======                         ======

Reported net revenues:
    Europe, Middle East and Africa                                            $1,502                         $1,328
    Latin America and Asia Pacific                                               489                            539
                                                                              ------                         ------
Total reported net revenues                                                    1,991                          1,867
    Changes due to businesses held for sale:
       Latin America and Asia Pacific                                                                             2
                                                                              ------                         ------
Pro forma net revenues                                                        $1,991                         $1,869
                                                                              ======                         ======


Reported and pro forma operating companies income:
    Europe, Middle East and Africa                                            $  235                         $  199
    Latin America and Asia Pacific                                                65                             78
                                                                              ------                         ------
Total reported and pro forma operating companies income                       $  300                         $  277
                                                                              ======                         ======


Reported volume for the third quarter of 2002 increased 3.8% over the third quarter of 2001. On a pro forma basis, volume for the third quarter of 2002 increased 4.2% over the comparable period of 2001, with gains in both segments, benefiting from acquisitions, new products and marketing programs.

During the third quarter of 2002, reported net revenues increased $124 million (6.6%) from the third quarter of 2001, due primarily to higher net pricing ($62 million), the impact of acquisitions ($39 million) and higher volume/mix ($31 million). On a pro forma basis, net revenues increased 6.5%.

Reported operating companies income for the third quarter of 2002 increased $23 million (8.3%) over the third quarter of 2001, due primarily to favorable margins ($30 million, including productivity and synergy savings), favorable currency movement ($6 million) and the impact of acquisitions, partially offset by higher marketing, administration and research costs ($22 million, primarily marketing). On a pro forma basis, operating companies income increased 8.3%.

The following discusses operating results within each of KFI's reportable segments.

Europe, Middle East and Africa. Reported and pro forma volume for the third quarter of 2002 increased 6.4% over the comparable period of 2001, driven by acquisitions, volume growth in numerous markets, including France, Italy, the United Kingdom, Russia, the Middle East, and an improvement in Germany. Snacks volume increased, driven by higher confectionery volume benefiting from new product launches, and the integration and growth of businesses acquired in Russia and Poland, moderated by a decline in Germany, reflecting a difficult competitive price environment. Beverages volume also increased, driven by growth in coffee and refreshment beverages. Cheese volume increased due to higher volume across the region, except Germany and Austria. In convenient meals, volume increased driven by higher canned meats volume in Italy, against a weak comparison in 2001, and lunch combinations in the United Kingdom. Grocery volume increased due primarily to higher spoonable dressings volume in Germany and Italy.

Reported and pro forma net revenues for the third quarter of 2002 increased $174 million (13.1%) over the comparable period of 2001, due primarily to favorable currency movements ($131 million), higher volume/mix ($38 million) and the 2001 acquisition of confectionery businesses in Russia and Poland ($31 million), partially offset by lower net pricing ($26 million, due primarily to commodity-driven coffee price decreases).

Reported and pro forma operating companies income for the third quarter of 2002 increased $36 million (18.1%) over the comparable period of 2001, due primarily to favorable currency movements ($17 million), favorable margins ($10 million) and higher volume/mix ($10 million).

Latin America and Asia Pacific. Reported volume for the third quarter of 2002 increased 0.4% over the comparable period in 2001. On a pro forma basis, volume for the third quarter of 2002 increased 1.4% over the comparable period of 2001, as growth in several markets and the acquisition of a biscuits business in Australia were partially offset by declines in certain countries due to the impact of weak economies, notably Argentina. Snacks volume increased, driven by gains in biscuits, which benefited from line extensions and continued geographic expansion of cookies and crackers and the acquisition of a biscuits business in Australia, partially offset by a decline in Argentina due to the impact of a weak economy, lower biscuits volume in China due to distributor inventory reductions and biscuit market softness in Indonesia. Beverages volume increased, due primarily to the growth of powdered beverages in numerous markets, particularly in Brazil, China and Venezuela, which benefited from new product introductions. Convenient meals increased due to higher volume in Argentina. In cheese, volume decreased due to lower sales in Latin America and the Philippines. Grocery volume decreased due primarily to lower sales in both Latin America and Asia Pacific.

During the third quarter of 2002, reported net revenues decreased $50 million (9.3%) from the third quarter of 2001, due primarily to unfavorable currency movements ($133 million), partially offset by higher net pricing ($88 million). On a pro forma basis, net revenues decreased 9.6%.

Reported and pro forma operating companies income for the third quarter of 2002 decreased $13 million (16.7%) from the comparable period of 2001, due primarily to higher marketing, administration and research costs, unfavorable currency movements ($11 million) and lower volume/mix ($8 million), partially offset by higher net pricing ($20 million) and productivity and synergy savings.

Financial Review
----------------

Net Cash Provided by Operating Activities
-----------------------------------------

During the first nine months of 2002, net cash provided by operating activities was $2.2 billion compared with $1.4 billion in the comparable 2001 period. The increase in net cash provided by operating activities is due primarily to higher net earnings and reduced working capital in 2002.

Net Cash Used in Investing Activities
-------------------------------------

One element of the growth strategy of the Company is to strengthen its brand portfolios through active programs of selective acquisitions and divestitures. The Company is constantly investigating potential acquisition candidates and from time to time sells businesses that are outside its core categories or that do not meet its growth or profitability targets.

During the first nine months of 2002, net cash used in investing activities was $768 million, compared with $723 million in the first nine months of 2001. The increase in net cash used primarily reflects increased capital expenditures.

Net Cash Used in Financing Activities
-------------------------------------

During the first nine months of 2002, net cash used in financing activities was $1.5 billion, compared with $700 million during the first nine months of 2001. The increase in cash used was due primarily to dividends paid during 2002 and repurchases of the Company's Class A common stock. During 2002, the Company issued $2.5 billion of global bonds, the proceeds of which were used to repay outstanding indebtedness. In 2001, the proceeds from the sale of Class A common stock were used to repay notes payable to parent and affiliates and, as a result, had no impact on financing cash flows.

Debt and Liquidity
------------------

Debt. The Company's total debt, including intercompany amounts payable to Philip Morris, was $15.2 billion at September 30, 2002 and $16.0 billion at December 31, 2001. Aggregate prepayments of $3.1 billion on the 7.0% note payable to Philip Morris and payments on short-term borrowings were partially offset by an increase in amounts due to parent and affiliates and long-term debt. The Company's debt-to-equity ratio was 0.60 at September 30, 2002 and 0.68 at December 31, 2001.

In April 2002, the Company filed a Form S-3 shelf registration statement with the Securities and Exchange Commission, under which the Company may sell debt securities and/or warrants to purchase debt securities in one or more offerings up to a total amount of $5.0 billion. In May 2002, the Company issued $2.5 billion of global bonds under the shelf registration. The bond offering included $1.0 billion of five-year notes bearing interest at a rate of 5.25% and $1.5 billion of 10-year notes bearing interest at a rate of 6.25%. The net proceeds from the offering were used to retire maturing long-term debt in the amount of $400 million and to prepay a portion (approximately $2.1 billion) of the Company's 7.0% long-term note payable to Philip Morris. At September 30, 2002, the Company had $2.5 billion of capacity remaining under its existing $5.0 billion shelf registration statement.

During the second quarter of 2002, the Company borrowed $2.1 billion from Philip Morris to retire a portion of its commercial paper, $2.0 billion of which had previously been reclassified as long-term debt. Interest on these borrowings is based on the average one-month London Interbank Offered Rate. This short-term obligation due to Philip Morris of $2.1 billion was reclassified on the condensed consolidated balance sheet as long-term notes due to parent and affiliates based upon the Company's ability and intention to refinance these borrowings on a long-term basis.

Credit Lines. At September 30, 2002, the Company and its subsidiaries maintained credit lines with a number of lending institutions amounting to approximately $5.8 billion. Certain of these credit lines were used to support commercial paper borrowings of $574 million at September 30, 2002, the proceeds of which were used for general corporate purposes. Approximately $800 million of these credit lines are used to meet the short-term working capital needs of the Company's international businesses. In July 2002, $4.0 billion of 364-day revolving credit facilities was terminated and replaced by $3.0 billion of new 364-day revolving credit facilities expiring in July 2003. At September 30, 2002, the Company's credit facilities also included a $2.0 billion, 5-year revolving credit facility expiring in July 2006. These credit facilities require the maintenance of a minimum net worth, as defined, of $18.2 billion, which the Company exceeded at September 30, 2002. The Company does not currently anticipate any difficulty in continuing to exceed this covenant requirement. The foregoing revolving credit facilities do not include any other financial tests, any credit rating triggers or any provisions that could require the posting of collateral. The five-year revolving credit facility enables the Company to reclassify short-term debt to non-related parties, on a long-term basis. At September 30, 2002 and December 31, 2001, $574 million and $2.0 billion, respectively, of commercial paper borrowings that the Company intends to refinance were reclassified as long-term debt. The Company expects to continue to refinance long-term and short-term debt from time to time. The nature and amount of the Company's long-term and short-term debt and the proportionate amount of each can be expected to vary as a result of future business requirements, market conditions and other factors.

Guarantees and Commitments. At September 30, 2002, the Company was contingently liable for guarantees and commitments of $69 million. These include surety bonds related to dairy commodity purchases and guarantees related to letters of credit. Guarantees do not have, and are not expected to have, a significant impact on the Company's liquidity.

                               -------------------

The Company believes that its cash from operations, existing credit facilities and access to global capital markets will provide sufficient liquidity to meet its working capital needs, planned capital expenditures and payment of its anticipated quarterly dividends.

                               -------------------

Equity and Dividends
--------------------

Dividends paid in the first nine months of 2002 were $676 million. During the third quarter of 2002, the Company's board of directors approved a 15.4% increase in the current quarterly dividend rate to $0.15 per share on its Class A and Class B common stock. As a result, the present annualized dividend rate is $0.60 per common share. The declaration of dividends is subject to the discretion of the Company's board of directors and will depend on various factors, including the Company's net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by the Company's board of directors.

On June 21, 2002, the Company's board of directors approved the repurchase from time to time of up to $500 million of the Company's Class A common stock solely to satisfy the obligations of the Company to provide shares under its 2001 Performance Incentive Plan, 2001 Compensation Plan for non-employee directors, and other plans where options to purchase the Company's Class A common stock are granted to employees of the Company. In the third quarter of 2002, the Company repurchased approximately 2.2 million shares of its Class A common stock at a cost of $85 million.

Concurrent with the IPO, certain Philip Morris employees received a one-time grant of options to purchase shares of the Company's Class A common stock held by Philip Morris at the IPO price of $31.00 per share. In order to satisfy this obligation and retain its current percentage ownership of the Company, Philip Morris plans to purchase approximately 1.6 million shares of the Company's Class A common stock in open market transactions during the remainder of 2002.

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

Substantially all of the Company's derivative financial instruments are effective as hedges under accounting principles generally accepted in the United States of America. Accordingly, the Company decreased accumulated other comprehensive losses by $34 million during the nine months ended September 30, 2002. This reflects an increase in the fair value of derivatives of $14 million and the transfer of deferred losses to earnings of $20 million. For the three months ended September 30, 2002, the Company decreased accumulated other comprehensive losses by $27 million. This reflects an increase in the fair value of derivatives of $20 million and the transfer of deferred losses to earnings of $7 million. The fair value of all derivative financial instruments has been calculated based on active market quotes. Ineffectiveness from cash flow hedges was not material during the nine months ended September 30, 2002. During the nine months ended September 30, 2001, a pre-tax gain of $9 million was reported in the consolidated statement of earnings due to cash flow ineffectiveness. Ineffectiveness from cash flow hedges was not material during the three months ended September 30, 2002 and September 30, 2001.

Foreign exchange rates. The Company uses forward foreign exchange contracts and foreign currency options to mitigate its exposure to changes in foreign currency exchange rates from third-party and intercompany forecasted transactions. At September 30, 2002 and December 31, 2001, the Company had option and forward foreign exchange contracts with aggregate notional amounts of $568 million and $431 million, respectively, for the purchase or sale of foreign currencies.

Commodities. The Company is exposed to price risk related to forecasted purchases of certain commodities used as raw materials by the Company's businesses. Accordingly, the Company uses commodity forward contracts, as cash flow hedges, primarily for coffee, cocoa, milk, cheese and wheat. Commodity futures and options are also used to hedge the price of certain commodities, including milk, coffee, cocoa, wheat, corn, sugar and soybean oil. At September 30, 2002 and December 31, 2001, the Company had net long commodity positions of $486 million and $589 million, respectively.

                               -------------------

Use of the above-mentioned derivative financial instruments has not had a material impact on the Company's financial position at September 30, 2002 and December 31, 2001, or the Company's results of operations for the three and nine months ended September 30, 2002 or the year ended December 31, 2001.

                               -------------------

Contingencies
-------------

See Note 6 to the Condensed Consolidated Financial Statements and Part II - Other Information, Item 1. Legal Proceedings for a discussion of contingencies.

New Accounting Standards
------------------------

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

On January 1, 2002, the Company adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." As a result, the Company stopped recording the amortization of goodwill and indefinite life intangible assets as a charge to earnings as of January 1, 2002. The Company estimates that net earnings and diluted EPS would have been affected as follows for 2001 had the provisions of the new standards been applied as of January 1, 2001:

                                                               Nine Months Ended         Three Months Ended
                                                               September 30, 2001         September 30, 2001
                                                               ------------------        -------------------
                                                                   (in millions, except per share data)
Net earnings, as previously reported                                  $1,334                    $ 503
Adjustment for amortization of goodwill                                  713                      237
                                                                      ------                    -----
Net earnings, as adjusted                                             $2,047                    $ 740
                                                                      ======                    =====

Diluted earnings per share, as previously reported                    $ 0.85                    $0.29
Adjustment for amortization of goodwill                                 0.46                     0.14
                                                                      ------                    -----
Diluted earnings per share, as adjusted                               $ 1.31                    $0.43
                                                                      ======                    =====

In addition, the Company is required to conduct an annual review of goodwill and intangible assets for potential impairment. The Company completed its review in the first quarter of 2002 and did not have to record a charge to earnings for an impairment of goodwill or other intangible assets as a result of these new standards.

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

Effective January 1, 2002, the Company adopted Emerging Issues Task Force ("EITF") Issue No. 00-14, "Accounting for Certain Sales Incentives" and EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." The adoption of EITF Issues No. 00-14 and No. 00-25 resulted in a reduction of revenues of approximately $3.4 billion in the first nine months of 2001 and approximately $1.0 billion for the three months ended September 30, 2001. In addition, the adoption reduced marketing, administration and research costs in the first nine months of 2001 by approximately $3.4 billion and for the three months ended September 30, 2001 by approximately $1.0 billion, while cost of sales increased by an insignificant amount for both periods. The adoption of these EITF Issues had no impact on net earnings or basic and diluted EPS.

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

Each of the Company's segments is subject to intense competition, changes in consumer preferences, the effects of changing prices for its raw materials and local economic conditions. Their results are dependent upon their continued ability to promote brand equity successfully, to anticipate and respond to new consumer trends, to develop new products and markets and to broaden brand portfolios in order to compete effectively with lower priced products in a consolidating environment at the retail and manufacturing levels, and to improve productivity. The Company's results are also dependent on its ability to consummate and successfully integrate acquisitions, including its ability to derive cost savings from the integration of Nabisco's operations with the Company. In addition, the Company is subject to the effects of foreign economies, currency movements and fluctuations in levels of customer inventories. The food industry continues to be subject to recalls if products become adulterated or misbranded, liability if product consumption causes injury, ingredient disclosure and labeling laws and regulations and the possibility that consumers could lose confidence in the safety and quality of certain food products. Developments in any of these areas, which are more fully described above and which descriptions are incorporated into this section by reference, could cause the Company's results to differ materially from results that have been or may be projected by or on behalf of the Company. The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

Item 4. Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman, Co-Chief Executive Officers, and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Chairman, Co-Chief Executive Officers, and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. Since the date of the evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect the controls.

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

        In May 2002, the Company was served with a lawsuit filed in California by the American Environmental Safety Institute against several major chocolate manufacturers alleging that the defendants' chocolate products contain "potentially dangerous levels of lead and cadmium." The suit alleges that these levels, which are not disclosed on the product labels, are a violation of California's Proposition 65, which requires a warning on products containing chemicals "known to the State" to be carcinogens or reproductive toxicants. The suit is in its early stages, and various procedural motions and defenses are being pursued. The Company believes that the suit is without merit, and the California Attorney General has publicly stated that the case is without merit. This case is in discovery.

        Since 1996, seven putative class actions have been filed by various dairy farmers alleging that the Company and others engaged in a conspiracy to fix and depress the prices of milk through their trading activity on the National Cheese Exchange. Plaintiffs sought injunctive and equitable relief and unspecified treble damages. Two of the actions were voluntarily dismissed by plaintiffs after class certification was denied. Three cases were consolidated in state court in Wisconsin, and, in November 1999, the court granted the Company's motion for summary judgment. In June 2001, the Wisconsin Court of Appeals affirmed the trial court's ruling dismissing the cases. In April 2002, the Wisconsin Supreme Court affirmed the intermediate appellate court's ruling. Plaintiffs in that case have filed a petition for certiorari to the United States Supreme Court, which petition is pending. In April 2002, the Company's motion for summary judgment dismissing the case was granted in a case pending in the United States District Court for the Central District of California. In June 2002, the parties settled the California case on an individual (non-class) basis, and plaintiffs dismissed their appeal. A case in Illinois state court has been settled and dismissed.

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

        The Company is potentially liable for certain environmental matters arising from the operations of Nabisco's former wholly-owned subsidiary, Rowe Industries. Rowe operated a small engine manufacturing facility in Sag Harbor, New York in the 1950s, 1960s and early 1970s that used various solvents. About 20 homes downgradient from the site were connected to public drinking water in the mid-1980s after solvents were detected in their individual wells. Since 1996, three toxic tort cases have been brought against Nabisco in New York state court, collectively by or on behalf of approximately 80 individuals, including 17 minors. The first case was filed on March 6, 1996, in the Supreme Court of the State of New York and was subsequently dismissed by the trial court. That decision was affirmed on appeal. The other two cases both were filed on January 3, 2000, also in the Supreme Court of the State of New York. That court granted defendant's summary judgment motion as to all but one of the plaintiffs in each of the remaining cases, and the plaintiffs have now withdrawn their appeal of this ruling. In August 2002, the court entered summary judgment against the remaining two plaintiffs.

Item 5. Other Information.

        The Audit Committee has reviewed and approved the non-audit services to be provided by the independent accountants during 2002 to assure compliance with the Company's and the Committee's policies restricting the independent accountants from performing services that might impair their independence.

Item 6. Exhibits and Reports on Form 8-K.

    (a) Exhibits

               12 Statement regarding computation of ratios of earnings to fixed charges.


    (b) Reports on Form 8-K. The Registrant filed with the Securities and Exchange Commission a Current Report on Form 8-K on August 13, 2002, covering Item 9 (Regulation FD Disclosure) in connection with certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.

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

                      KRAFT FOODS INC.

                       /s/  JAMES P. DOLLIVE

                      James P. Dollive, Senior Vice President and
                      Chief Financial Officer

                      November 13, 2002

                                 Certifications

I, Betsy D. Holden, Co-Chief Executive Officer of Kraft Foods Inc., certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Kraft Foods Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Date: November 13, 2002

                                             /s/  BETSY D. HOLDEN
                                             ---------------------

                                             Betsy D. Holden
                                             Co-Chief Executive Officer

I, Roger K. Deromedi, Co-Chief Executive Officer of Kraft Foods Inc., certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Kraft Foods Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Date: November 13, 2002

                                                  /s/  ROGER K. DEROMEDI
                                                  ----------------------

                                                  Roger K. Deromedi
                                                  Co-Chief Executive Officer

I, James P. Dollive, Senior Vice President and Chief Financial Officer of Kraft Foods Inc., certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Kraft Foods Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Date: November 13, 2002

                                                /s/  JAMES P. DOLLIVE
                                                -------------------------

                                                James P. Dollive
                                                Senior Vice President and
                                                Chief Financial Officer