Form 10-K
period 2002-12-31
KRAFT FOODS INC
filed 2003-03-25
CIK 1103982

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2002

COMMISSION FILE NUMBER 1-16483

KRAFT FOODS INC.
(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	52-2284372 (I.R.S. Employer Identification No.)
Three Lakes Drive, Northfield, Illinois (Address of principal executive offices)	60093 (Zip Code)

Registrant's telephone number, including area code: 847-646-2000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, no par value	New York Stock Exchange

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

        The aggregate market value of the shares of Class A Common Stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on June 28, 2002, was approximately $11.5 billion. At February 28, 2003, there were 552,354,056 shares of the registrant's Class A Common Stock outstanding, and 1,180,000,000 shares of the registrant's Class B Common Stock outstanding.

Documents Incorporated by Reference

        Portions of the registrant's annual report to shareholders for the year ended December 31, 2002 (the "2002 Annual Report") are incorporated in Part I, Part II and Part IV hereof and made a part hereof. The registrant's definitive proxy statement for use in connection with its annual meeting of shareholders to be held on April 22, 2003, filed with the Securities and Exchange Commission (the "SEC") on March 7, 2003, is incorporated in Part III hereof and made a part hereof.

PART I

Item 1. Business.

(a)    General Development of Business

General

        Kraft Foods Inc. ("Kraft") was incorporated in 2000 in the Commonwealth of Virginia. Following Kraft's formation, Altria Group, Inc. (formerly Philip Morris Companies Inc.) transferred to Kraft its ownership interest in Kraft Foods North America, Inc. ("Kraft Foods North America"), a Delaware corporation, through a capital contribution. In addition, during 2000, a subsidiary of Altria Group, Inc. transferred management responsibility for its food businesses in Latin America to Kraft Foods North America and its wholly owned subsidiary, Kraft Foods International, Inc. ("Kraft Foods International"). On December 11, 2000, Kraft acquired all of the outstanding shares of Nabisco Holdings Corp. ("Nabisco"). Kraft, through its subsidiaries (Kraft and its subsidiaries are hereinafter referred to as the "Company"), is engaged in the manufacture and sale of branded foods and beverages in the United States, Canada, Europe, Latin America, Asia Pacific, the Middle East and Africa.

        Prior to June 13, 2001, the Company was a wholly owned subsidiary of Altria Group, Inc. On June 13, 2001, the Company completed an initial public offering ("IPO") of 280,000,000 shares of its Class A common stock at a price of $31.00 per share. The IPO proceeds, net of the underwriting discount and expenses, of $8.4 billion were used to retire a portion of an $11.0 billion long-term note payable to Altria Group, Inc., incurred in connection with the acquisition of Nabisco. After the IPO, Altria Group, Inc. owned approximately 83.9% of the outstanding shares of the Company's capital stock through its ownership of 49.5% of the Company's Class A common stock and 100% of the Company's Class B common stock. The Company's Class A common stock has one vote per share, while the Company's Class B common stock has ten votes per share. At December 31, 2002, Altria Group, Inc. held 97.8% of the combined voting power of the Company's outstanding capital stock and owned approximately 84.2% of the outstanding shares of the Company's capital stock.

Source of Funds—Dividends

        Because the Company is a holding company, its principal source of funds is dividends from its subsidiaries. The Company's principal wholly owned subsidiaries currently are not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their common stock.

(b)    Financial Information About Industry Segments

        The Company conducts its global business through its subsidiaries: Kraft Foods North America and Kraft Foods International. The Company has operations in 68 countries and sells its products in more than 150 countries. Kraft Foods North America operates in the United States, Canada and Mexico, and manages its operations by product category, while Kraft Foods International manages its operations by geographic region. Kraft Foods North America's reportable segments are Cheese, Meals and Enhancers; Biscuits, Snacks and Confectionery; Beverages, Desserts and Cereals; and Oscar Mayer and Pizza. Kraft Foods North America's food service business within the United States and its businesses in Canada and Mexico are reported through the Cheese, Meals and Enhancers segment. Kraft Foods International's reportable segments are Europe, Middle East and Africa; and Latin America and Asia Pacific.

        Net revenues and operating companies income* attributable to each such segment (together with a reconciliation to consolidated operating income) for each of the last three years are set forth in Note 13 to the Company's consolidated financial statements and are incorporated herein by reference to the 2002 Annual Report.

        The relative percentages of operating companies income attributable to each reportable segment were as follows:

	For the Years Ended December 31,
	2002	2001	2000
Kraft Foods North America:
Cheese, Meals and Enhancers	34.5%	34.8%	38.8%
Biscuits, Snacks and Confectionery	17.4	16.0	2.1
Beverages, Desserts and Cereals	18.1	19.8	22.9
Oscar Mayer and Pizza	8.8	8.9	10.8

Total Kraft Foods North America	78.8	79.5	74.6

Kraft Foods International:
Europe, Middle East and Africa	15.3	14.3	21.4
Latin America and Asia Pacific	5.9	6.2	4.0

Total Kraft Foods International	21.2	20.5	25.4

Total Kraft Foods Inc	100.0%	100.0%	100.0%

        The inclusion of Nabisco's operating results in 2001 contributed to the shift in relative percentages toward the Biscuits, Snacks and Confectionery and Latin America and Asia Pacific segments.

(c)    Narrative Description of Business

Acquisitions and Divestitures

Nabisco Acquisition

        On December 11, 2000, the Company acquired all of the outstanding shares of Nabisco. The purchase of the outstanding shares, retirement of employee stock options and other payments totaled approximately $15.2 billion. In addition, the acquisition included the assumption of approximately $4.0 billion of existing Nabisco debt. The Company financed the acquisition through the issuance of two long-term notes payable to Altria Group, Inc., totaling $15.0 billion, and short-term intercompany borrowings of $255 million. The acquisition has been accounted for as a purchase. Beginning January 1, 2001, Nabisco's earnings have been included in the consolidated operating results of the Company.

        The integration of Nabisco into the Company has continued throughout 2001 and 2002. The closure of a number of Nabisco domestic and international facilities resulted in severance and other exit costs of $379 million, which are included in the adjustments for the allocation of the purchase price. The closures will result in the termination of approximately 7,500 employees and will require total cash payments of $373 million, of which approximately $190 million had been spent through December 31, 2002. Substantially all of the closures were completed as of December 31, 2002, and the remaining payments relate to salary continuation payments for severed employees and lease payments.

*
Management uses operating companies income, which is defined as operating income before general corporate expenses and amortization of intangibles, to manage and to evaluate the performance of Kraft and its operating subsidiaries. Management believes it is appropriate to disclose this measure to assist investors with analyzing business performance and trends. This measure should not be considered in isolation or as a substitute for operating income prepared in accordance with accounting principles generally accepted in the United States.

        The integration of Nabisco into the operations of the Company has also resulted in the closure or reconfiguration of several of the Company's existing facilities. The aggregate charges to the Company's consolidated statement of earnings to close or reconfigure its facilities and integrate Nabisco were originally estimated to be in the range of $200 million to $300 million. During 2002, the Company recorded pre-tax integration related charges of $115 million to consolidate production lines, close facilities and for other consolidation programs. In addition, during 2001, the Company incurred pre-tax integration costs of $53 million for site reconfigurations and other consolidation programs in the United States. The integration related charges of $168 million included $27 million relating to severance, $117 million relating to asset write-offs and $24 million relating to other cash exit costs. Cash payments relating to these charges will approximate $51 million, of which $21 million has been paid through December 31, 2002. In addition, during 2002, approximately 700 salaried employees elected to retire or terminate employment under voluntary retirement programs. As a result, the Company recorded a pre-tax charge of $142 million related to these programs. As of December 31, 2002, the aggregate pre-tax charges to close or reconfigure the Company's facilities and integrate Nabisco, including charges for early retirement programs, were $310 million, slightly above the original estimate. No additional pre-tax charges are expected to be recorded for these programs.

        By combining Nabisco's operations with the operations of Kraft Foods North America and Kraft Foods International, the Company achieved annualized net cost synergy savings of $425 million through 2002 from the pre-acquisition cost structures of continuing businesses, expects to generate annualized additional net cost synergies of $140 million to $150 million in 2003 and expects to achieve its target of annualized net cost synergies of $600 million by 2004.

Other Acquisitions and Divestitures

        During 2002, the Company acquired a snacks business in Turkey and a biscuits business in Australia. The total cost of these and other smaller acquisitions was $122 million. During 2001, the Company purchased coffee businesses in Romania, Morocco and Bulgaria and also acquired confectionery businesses in Russia and Poland. The total cost of these and other smaller acquisitions was $194 million. During 2000, the Company purchased Balance Bar Co. and Boca Burger, Inc. The total cost of these and other smaller acquisitions was $365 million.

        During 2002, the Company sold several small North American food businesses. In addition, the Company sold its Latin American yeast and industrial bakery ingredients business for $110 million and recorded a pre-tax gain of $69 million. The aggregate proceeds received from sales of businesses during 2002 were $219 million, on which the Company recorded pre-tax gains of $80 million. During 2001, the Company sold several small food businesses. The aggregate proceeds received in these transactions were $21 million, on which the Company recorded pre-tax gains of $8 million. During 2000, the Company sold a French confectionery business for proceeds of $251 million, on which a pre-tax gain of $139 million was recorded. Several small international and North American food businesses were also sold in 2000. The aggregate proceeds received from sales of businesses during 2000 were $300 million, on which the Company recorded pre-tax gains of $172 million.

        The impact of these acquisitions and divestitures, excluding Nabisco, has not had a material effect on the Company's results of operations.

Markets and Products

        The Company's brands span five consumer sectors, as follows:

  •
  Snacks—primarily cookies, crackers, salted snacks and confectionery;

  •
  Beverages—primarily coffee, aseptic juice drinks and powdered beverages;

  •
  Cheese—primarily natural, process and cream cheeses;

  •
  Grocery—primarily ready-to-eat cereals, enhancers and desserts; and

  •
  Convenient Meals—primarily frozen pizza, packaged dinners, lunch combinations and processed meats.

        The following table shows each reportable segment's participation in these five core consumer sectors.

	Percentage of 2002 Net Revenues by Consumer Sector(3)
Segment(1)	Snacks	Beverages	Cheese	Grocery	Convenient Meals	Total
Kraft Foods North America:
Cheese, Meals and Enhancers(2)	5.3%	9.5%	77.5%	48.4%	29.8%	29.9%
Biscuits, Snacks and Confectionery	54.7			3.5		17.4
Beverages, Desserts and Cereals	5.3	41.3		32.4		14.9
Oscar Mayer and Pizza					64.4	10.1

Total Kraft Foods North America	65.3	50.8	77.5	84.3	94.2	72.3

Kraft Foods International:
Europe, Middle East and Africa	25.1	42.3	17.1	6.7	5.0	20.9
Latin America and Asia Pacific	9.6	6.9	5.4	9.0	0.8	6.8

Total Kraft Foods International	34.7	49.2	22.5	15.7	5.8	27.7

Total Kraft Foods Inc	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Consumer Sector Percentage of Total Kraft Foods Inc	30.8%	19.3%	18.0%	16.1%	15.8%	100.0%

(1)
The amounts of net revenues, total assets and long-lived assets attributable to each of the Company's geographic regions and the amounts of net revenues and operating companies income of each of the Company's reportable segments for each of the last three fiscal years are set forth in Note 13 to the Company's consolidated financial statements, incorporated herein by reference to the 2002 Annual Report.

(2)
The Cheese, Meals and Enhancers segment includes the Company's United States food service business and its businesses in Canada and Mexico which sell products across all consumer sectors.

(3)
Percentages are calculated based upon dollars rounded to millions.

Additional Product Disclosure

        Products or similar products contributing 10% or more of the Company's consolidated net revenues for each of the three years in the period ended December 31, 2002, were as follows:

	2002	2001	2000
Cheese	18%	19%	23%
Biscuits	15	15
Coffee	12	13	18
Confectionery	10	10	11
Meats			10

        The inclusion of Nabisco's operating results in 2001 contributed to the shift in relative percentages toward biscuits.

        The Company's major brands within each reportable segment are as follows:

Kraft Foods North America:

Cheese, Meals and Enhancers (includes U.S. food service, Canada and Mexico sales within each consumer sector)

Snacks:	Oreo and Chips Ahoy! cookies in Mexico; Ritz crackers in Mexico; and Life Savers sugar confectionery products in Mexico.
Beverages:	Maxwell House, Sanka and Nabob coffees in Canada; Kool-Aid and Tang powdered beverages in Canada and Mexico; and Capri Sun aseptic juice drinks in Canada and Mexico.
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
Biscuits, Snacks and Confectionery
Snacks:
Oreo, Chips Ahoy!, Newtons, Nilla, Nutter Butter, Stella D'Oro and SnackWell's cookies; Ritz, Premium, Triscuit, Wheat Thins, Cheese Nips, Better Cheddars, Honey Maid Grahams and Teddy Grahams crackers; Planters nuts and salted snacks; Handi-Snacks two compartment snacks; Life Savers, Creme Savers, Altoids, Gummi Savers and Fruit Snacks sugar confectionery products; and Terry's and Toblerone chocolate confectionery products.
Grocery:	Milk-Bone pet snacks.
Beverages, Desserts and Cereals
Snacks:	Balance nutrition and energy snacks; Jell-O refrigerated gelatin and pudding snacks; and Handi-Snacks shelf-stable pudding snacks.
Beverages:
Maxwell House, General Foods International Coffees, Starbucks, Yuban, Sanka and Gevalia coffees; Capri Sun, Kool-Aid, Tang and Crystal Light aseptic juice drinks; and Kool-Aid, Tang, Capri Sun, Crystal Light and Country Time powdered beverages.
Grocery:	Jell-O dry packaged desserts; Cool Whip frozen whipped topping; Post ready-to-eat cereals; and Cream of Wheat and Cream of Rice hot cereals.

Oscar Mayer and Pizza
Convenient Meals:	DiGiorno, Tombstone, Jack's and California Pizza Kitchen frozen pizzas; Lunchables lunch combinations; Oscar Mayer and Louis Rich cold cuts, hot dogs and bacon; and Boca soy-based meat alternatives.
Kraft Foods International:
Europe, Middle East and Africa
Snacks:
Milka, Suchard, Côte d'Or, Marabou, Toblerone, Freia, Terry's, Daim, Figaro, Korona, Poiana, Prince Polo, Alpen Gold and Siesta chocolate confectionery products; and Estrella, Maarud, Kar Gida, Cipso and Lux salted snacks.
Beverages:
Jacobs, Gevalia, Carte Noire, Jacques Vabre, Kaffee HAG, Grand' Mère, Kenco, Saimaza, Maxwell House, Dadak, Onko, Samar and Nova Brasilia coffees; Tang powdered beverages; and Suchard Express, O'Boy and Kaba chocolate drinks.
Cheese:	Kraft, Dairylea, Sottilette, El Caserìo and Invernizzi cheeses; and Philadelphia cream cheese.
Grocery:	Kraft pourable and spoonable salad dressings; and Miracel Whip spoonable dressing.
Convenient Meals:	Lunchables lunch combinations; Kraft and Mirácoli pasta dinners and sauces; and Simmenthal canned meats.
Latin America and Asia Pacific
Snacks:
Oreo, Chips Ahoy!, Ritz, Terrabusi, Canale, Club Social, Cerealitas, Trakinas and Lucky biscuits; Milka, Lacta and Gallito chocolate confectionery products; and Sugus and Artic sugar confectionery products.
Beverages:	Maxwell House and Maxim coffee; Tang, Clight, Kool-Aid, Royal, Verao, Fresh, Frisco, Q-Refres-Ko and Ki-Suco powdered beverages; and Maguary juice concentrate.
Cheese:	Kraft and Eden process cheeses; Philadelphia cream cheese; and Cheez Whiz process cheese spread.
Grocery:	Royal dry packaged desserts; Kraft spoonable and pourable salad dressings; Kraft and ETA peanut butters; and Vegemite yeast spread.
Convenient Meals:	Kraft macaroni & cheese dinners.

Distribution, Competition and Raw Materials

        Kraft Foods North America's products are generally sold to supermarket chains, wholesalers, supercenters, club stores, mass merchandisers, distributors, convenience stores, gasoline stations and other retail food outlets. In general, the retail trade for food products is consolidating. Food products are distributed through distribution centers, satellite warehouses, company-operated and public cold-storage facilities, depots and other facilities. Most distribution in North America is in the form of warehouse delivery, but biscuits and frozen pizza are distributed through two direct-store-delivery systems. Selling efforts are supported by national and regional advertising on television and radio as well as outdoor media such as billboards and in magazines and newspapers, as well as by sales promotions, product displays, trade incentives, informative material offered to customers and other promotional activities. Subsidiaries and affiliates of Kraft Foods International sell their food products primarily in the same manner and also engage the services of independent sales offices and agents.

        Kraft Foods North America, Kraft Foods International and their subsidiaries are subject to competitive conditions in all aspects of their business. Competitors include large national and international companies and numerous local and regional companies. Some competitors may have different profit objectives and some international competitors may be more or less susceptible to currency exchange rates. In addition, certain international competitors benefit from government subsidies. Products of Kraft Foods North America and Kraft Foods International also compete with generic products and private-label products of food retailers, wholesalers and cooperatives. Kraft Foods North America, Kraft Foods International and their subsidiaries compete primarily on the basis of product quality, brand recognition, brand loyalty, service, marketing, advertising and price. Substantial advertising and promotional expenditures are required to maintain or improve a brand's market position or to introduce a new product.

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

        Kraft Foods North America, Kraft Foods International and their subsidiaries purchase a substantial portion of their milk requirements from independent agricultural cooperatives and individual producers, and a substantial portion of their cheese requirements from independent sources. The prices for milk and other dairy product purchases are substantially influenced by government programs, as well as by market supply and demand. Dairy commodity costs on average were lower in 2002 than those seen in 2001.

        The most significant cost item in coffee products is green coffee beans, which are purchased on world markets. Green coffee bean prices are affected by the quality and availability of supply, trade agreements among producing and consuming nations, the unilateral policies of the producing nations, changes in the value of the United States dollar in relation to certain other currencies and consumer demand for coffee products. In 2002, coffee bean prices were lower than in 2001. A significant cost item in chocolate confectionery products is cocoa, which is purchased on world markets, and the price of which is affected by the quality and availability of supply and changes in the value of the British pound sterling and the United States dollar relative to certain other currencies. In 2002, cocoa bean prices were higher than in 2001.

        The prices paid for raw materials and agricultural materials used in the products of Kraft Foods North America, Kraft Foods International and their subsidiaries generally reflect external factors such as weather conditions, commodity market fluctuations, currency fluctuations and the effects of governmental agricultural programs. Although the prices of the principal raw materials can be expected to fluctuate as a result of these factors, the Company believes such raw materials to be in adequate supply and generally available from numerous sources. The Company uses hedging techniques to minimize the impact of price fluctuations in their principal raw materials. However, they do not fully hedge against changes in commodity prices and these strategies may not protect the Company or its subsidiaries from increases in specific raw material costs.

Regulation

        All of Kraft Foods North America's United States food products and packaging materials are subject to regulations administered by the Food and Drug Administration ("FDA") or, with respect to products containing meat and poultry, the United States Department of Agriculture. Among other things, these agencies enforce statutory prohibitions against misbranded and adulterated foods, establish safety standards for food processing, establish ingredients and manufacturing procedures for certain foods, establish standards of identity for certain foods, determine the safety of food additives and establish labeling standards and nutrition labeling requirements for food products.

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

Other Matters

Customers

        For the year ended December 31, 2002, the Company's five largest customers accounted for approximately 26.9% of its net revenues, while the Company's ten largest customers accounted for approximately 36.9% of its net revenues. One of the Company's customers, Wal-Mart Stores, Inc., accounted for approximately 12.2% of net revenues for 2002.

Employees

        At December 31, 2002, the Company employed approximately 109,000 people worldwide. Approximately one-third of the Company's 50,000 employees in the United States are represented by labor unions. Most of the unionized workers at the Company's domestic locations are represented under contracts with the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union; the United Food and Commercial Workers International Union; and the International Brotherhood of Teamsters. These contracts expire at various times throughout the next several years. Outside the United States, approximately one-half of the Company's 59,000 employees are represented by labor unions or workers' councils. The Company's business units are subject to a number of laws and regulations relating to their relationships with their employees. These laws and regulations are specific to the location of each enterprise. In addition, in accordance with European Union requirements, Kraft Foods International has established European Works Councils composed of management and elected members of its workforce. The Company believes that its relations with employees and their representative organizations are good.

Research and Development

        The Company pursues four objectives in research and development: uncompromising product safety and quality; growth through new products; superior consumer satisfaction; and reduced costs.

        The Company's research and development resources include more than 2,000 food scientists, chemists and engineers, deployed primarily in five key technology centers: East Hanover, New Jersey; Glenview, Illinois; Tarrytown, New York; Banbury, United Kingdom; and Munich, Germany. These technology centers are equipped with pilot plants and state-of-the-art instruments. Research and development expense was $360 million in 2002, $358 million in 2001 and $270 million in 2000.

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

        Some of the Company's products are sold under brands that have been licensed from others on terms that are generally renewable at the Company's discretion. These licensed brands include Starbucks bagged coffee for sale in United States grocery stores, Capri Sun aseptic juice drinks for sale in North America, Taco Bell Mexican style food products for sale in United States grocery stores, California Pizza Kitchen frozen pizzas for sale in grocery stores in the United States and Canada, Pebbles ready-to-eat cereals and Breyers yogurt products.

        Similarly, the Company owns thousands of patents worldwide, and the patent portfolio as a whole is material to the Company's business; however, no one patent or group of related patents is material to the Company. In addition, the Company has proprietary trade secrets, technology, know-how processes and other intellectual property rights that are not registered.

Environmental Regulation

        The Company is subject to various federal, state, local and foreign laws and regulations concerning the discharge of materials into the environment, or otherwise related to environmental protection, including the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (commonly known as "Superfund"), which imposes joint and several liability on each responsible party. In 2002, subsidiaries of the Company were involved in 96 active Superfund and other actions in the United States related to current operations and certain former or divested operations for which the Company retains liability.

        Outside the United States, the Company is subject to applicable multi-national, national and local environmental laws and regulations in the host countries in which the Company does business. The Company has specific programs across its international business units designed to meet applicable environmental compliance requirements.

        Although it is not possible to predict precisely the estimated costs for such environmental-related expenditures, compliance with such laws and regulations, including the payment of any remediation costs and the making of such expenditures, has not had, and is not expected to have, a material adverse effect on the Company's results of operations, capital expenditures, financial position, earnings, cash flows or competitive position.

Forward-Looking and Cautionary Statements

        The Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in the Company's filings with the SEC and in its reports to shareholders. One can identify these forward-looking statements by use of words such as "strategy," "expects," "plans," "anticipates," "believes," "will," "continues," "estimates," "intends," "projects,"

"goals," "targets" and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. These statements are based on our assumptions and estimates and are subject to risks and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could cause actual results and outcomes to differ materially from those contained in any forward-looking statement made by or on behalf of the Company; any such statement is qualified by reference to the following cautionary statements.

        Each of the Company's segments is subject to intense competition, changes in consumer preferences, the effects of changing prices for its raw materials and local economic conditions. Their results are dependent upon their continued ability to promote brand equity successfully, to anticipate and respond to new consumer trends, to develop new products and markets, to broaden brand portfolios in order to compete effectively with lower priced products in a consolidating environment at the retail and manufacturing levels, and to improve productivity. The Company's results are also dependent on its ability to consummate and successfully integrate acquisitions, including its ability to derive cost savings from the integration of Nabisco's operations with the Company. In addition, the Company is subject to the effects of foreign economies, currency movements and fluctuations in levels of customer inventories. The Company's benefit expense is subject to the investment performance of pension plan assets, interest rates and cost increases for medical benefits offered to employees and retirees. The food industry continues to be subject to recalls if products become adulterated or misbranded, liability if product consumption causes injury, ingredient disclosure and labeling laws and regulations and the possibility that consumers could lose confidence in the safety and quality of certain food products. Developments in any of these areas, which are more fully described elsewhere in this document and which descriptions are incorporated into this section by reference, could cause the Company's results to differ materially from results that have been or may be projected by or on behalf of the Company. The Company cautions that the foregoing list of important factors is not exclusive. Any forward-looking statements are made as of the date of the document in which they appear. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

(d)    Financial Information About Foreign and Domestic Operations and Export Sales

        The amounts of net revenues, total assets and long-lived assets attributable to each of the Company's geographic segments for each of the last three fiscal years are set forth in Note 13 to the Company's consolidated financial statements, incorporated herein by reference to the 2002 Annual Report.

        Kraft's subsidiaries export coffee products, grocery products, cheese and processed meats. In 2002, exports from the United States by these subsidiaries amounted to approximately $170 million.

(e)    Available Information

        Kraft is required to file annual, quarterly and special reports, proxy statements and other information with the SEC. Investors may read and copy any document that Kraft files, including this Annual Report on Form 10-K, at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, from which investors can electronically access Kraft's SEC filings.

        Kraft makes available free of charge on or through its Internet website (www.kraft.com), its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after it electronically files such material with, or furnishes the material to, the SEC. Investors can also access Kraft's filings with the SEC by visiting http://ir.ccbn.com/ir.zhtml?t=kft&s=1901. The information on Kraft's website is not, and shall not be deemed to be, a part of this Report or incorporated into any other filings Kraft makes with the SEC.

Item 2.    Properties.

        The Company has 207 manufacturing and processing facilities worldwide. In North America, the Company has 95 facilities, and outside of North America there are 112 facilities located in 44 countries. These manufacturing and processing facilities are located throughout the following territories:

Territory	Number of Facilities
United States	69
Canada	22
Mexico	4
Western Europe	40
Central and Eastern Europe, Middle East and Africa	19
Latin America	36
Asia Pacific	17

Total	207

        The Company owns 196 and leases 11 of these manufacturing and processing facilities. All of the Company's plants and properties are maintained in good condition, and the Company believes that they are suitable and adequate for its present needs.

        The integration of Nabisco into the operations of the Company resulted in the closure of seven Nabisco facilities during 2001 and 10 Nabisco facilities during 2002.

        As of December 31, 2002, the Company's distribution facilities consisted of 419 distribution centers and depots worldwide. In North America, the Company had 372 distribution centers and depots, more than 80% of which support the Company's direct-store-delivery systems. Outside North America, the Company had 47 distribution centers in 21 countries. The Company owns 80 of these distribution centers and two of these depots and leases 152 of these distribution centers and 185 of these depots. The Company believes that all of these facilities are in good condition and have sufficient capacity to meet the Company's distribution needs for the foreseeable future.

Item 3.    Legal Proceedings.

Legal Proceedings

        The Company is party to a variety of legal proceedings arising out of the normal course of business, including the matters discussed below. While the results of litigation cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on the Company's results of operations or financial position.

        In May 2002, the Company was served with a lawsuit filed in California by the American Environmental Safety Institute against several major chocolate manufacturers alleging that the defendants' chocolate products contain "potentially dangerous levels of lead and cadmium." The suit alleges that these levels, which are not disclosed on the product labels, are a violation of California's Proposition 65, which requires a warning on products containing chemicals "known to the State" to be carcinogens or reproductive toxicants. The suit is in the discovery phase, and various procedural motions and defenses are being pursued. The Company believes that the suit is without merit, and the California Attorney General has publicly stated that the case is without merit.

        Since 1996, seven putative class actions have been filed by various dairy farmers alleging that the Company and others engaged in a conspiracy to fix and depress the prices of milk through their trading activity on the National Cheese Exchange. Plaintiffs sought injunctive and equitable relief and unspecified treble damages. Two of the actions were voluntarily dismissed by plaintiffs after class certification was denied. Three cases were consolidated in state court in Wisconsin, and, in November 1999, the court granted the Company's motion for summary judgment. In June 2001, the Wisconsin Court of Appeals affirmed the trial court's ruling dismissing the cases. In April 2002, the Wisconsin Supreme Court affirmed the intermediate appellate court's ruling, and plaintiffs filed a petition for certiorari to the United States Supreme Court. In December 2002, the Supreme Court denied plaintiffs' petition. In April 2002, the Company's motion for summary judgment dismissing the case was granted in a case pending in the United States District Court for the Central District of California. In June 2002, the parties settled the California case on an individual (non-class) basis, and plaintiffs dismissed their appeal. A case in Illinois state court has been settled and dismissed. No cases remain pending at this time.

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

        The Company is potentially liable for certain environmental matters arising from the operations of Nabisco's former wholly owned subsidiary, Rowe Industries. Rowe operated a small engine manufacturing facility in Sag Harbor, New York in the 1950s, 1960s and early 1970s that used various solvents. About 20 homes downgradient from the site were connected to public drinking water in the mid-1980s after solvents were detected in their individual wells. Since 1996, three toxic tort cases have been brought against Nabisco in New York state court, collectively by or on behalf of approximately 80 individuals, including 17 minors. The first case was filed on March 6, 1996, in the Supreme Court of the State of New York and was subsequently dismissed by the trial court. That decision was affirmed on appeal. The other two cases both were filed on January 3, 2000, also in the Supreme Court of the State of New York. That court granted defendant's summary judgment motion as to all but one of the plaintiffs in each of the remaining cases, and the plaintiffs have now withdrawn their appeal of this ruling. In August 2002, the court entered summary judgment against the remaining two plaintiffs. Plaintiffs have appealed this judgment, and the appeal is currently pending.

Item 4.    Submission of Matters to a Vote of Security Holders.

        None.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.

        The information called for by this Item is hereby incorporated by reference to the paragraph captioned "Quarterly Financial Data (Unaudited)" on page 62 of the 2002 Annual Report and made a part hereof.

        The principal stock exchange on which the Company's Class A common stock is listed is the New York Stock Exchange. At January 31, 2003, there were approximately 2,100 holders of record of the Company's Class A common stock.

Item 6.    Selected Financial Data.

        The information called for by this Item is hereby incorporated by reference to the information with respect to 1998-2002 appearing under the caption "Selected Financial Data" on page 43 of the 2002 Annual Report and made a part hereof.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The information called for by this Item is hereby incorporated by reference to the paragraphs captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" (the "MD&A") on pages 26 to 42 of the 2002 Annual Report and made a part hereof.

        Following a $10.1 billion judgment on March 21, 2003 against Altria Group, Inc.'s domestic tobacco subsidiary, Philip Morris USA Inc., the three major credit rating agencies placed Altria Group, Inc.'s credit ratings on watch with negative implications. While the Company is not a party to, and has no exposure to, this litigation, its credit ratings are affected by those of Altria Group, Inc., and accordingly, its ratings were also placed on watch with negative implications. The rating agencies' actions are expected to result in higher short-term borrowing costs for the Company. None of the Company's debt agreements require accelerated repayment in the event of a decrease in credit ratings.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        The information called for by this Item is hereby incorporated by reference to the paragraphs in the MD&A captioned "Market Risk" and "Value at Risk" on pages 40 to 41 of the 2002 Annual Report and made a part hereof.

Item 8.    Financial Statements and Supplementary Data.

        The information called for by this Item is hereby incorporated by reference to the 2002 Annual Report as set forth under the caption "Quarterly Financial Data (Unaudited)" on page 62 and in the Index to Consolidated Financial Statements and Schedules (see Item 15) and made a part hereof.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Executive Officers of the Company

        The following are the executive officers of the Company as of February 28, 2003:

Name	Age	Title
Roger K. Deromedi	49	Co-Chief Executive Officer; and President and Chief Executive Officer, Kraft Foods International
Betsy D. Holden	47	Co-Chief Executive Officer; and President and Chief Executive Officer, Kraft Foods North America
John F. Baxter	43	Senior Vice President, Research and Development/Quality, Kraft Foods International
Ronald J.S. Bell	52	Group Vice President, Kraft Foods International, and President, European Union Region
David A. Brearton	42	Senior Vice President, Finance, Kraft Foods International
Daryl Brewster	46	Group Vice President, Kraft Foods North America, and President, Canada, Mexico and Puerto Rico

Maurizio Calenti	48	Group Vice President, Kraft Foods International, and President, Central and Eastern Europe, Middle East and Africa Region
Calvin J. Collier	61	Senior Vice President, General Counsel and Corporate Secretary
James P. Dollive	51	Senior Vice President and Chief Financial Officer
Terry M. Faulk	57	Senior Vice President, Human Resources
Mary Kay Haben	46	Group Vice President, Kraft Foods North America and President, Cheese, Meals and Enhancers Group
David S. Johnson	46	Group Vice President, Kraft Foods North America, and President, Operations, Technology, Procurement and Information Services
Joachim Krawczyk	51	Group Vice President, Kraft Foods International, and President, Latin America Region
John F. Mowrer III	53	Vice President and Controller
Edward J. Moy	59	Senior Vice President and General Counsel, Kraft Foods International
Ralph J. Nicoletti	45	Senior Vice President, Finance, Kraft Foods North America
David G. Owens	51	Senior Vice President, Strategy
Philip F. Pellegrino	63	Senior Vice President, Sales and Customer Service, Kraft Foods North America
Michael B. Polk	42	Group Vice President, Kraft Foods North America, and President, Biscuit, Snacks and Confectionery Group
David K. Ratcliffe	58	Senior Vice President, Sales, Kraft Foods International
Hugh H. Roberts	51	Group Vice President, Kraft Foods International, and President, Asia Pacific Region
Irene B. Rosenfeld	49	President, North American Businesses, Kraft Foods North America
Richard G. Searer	49	Group Vice President, Kraft Foods North America, and President, Oscar Mayer and Pizza Group
Elizabeth A. Smith	39	Group Vice President, Kraft Foods North America, and President, Beverages, Desserts and Cereals Group
Paula A. Sneed	55	Group Vice President, Kraft Foods North America, and President, E-Commerce and Marketing Services
Franz-Josef H. Vogelsang	52	Senior Vice President, Operations, Procurement and Supply Chain, Kraft Foods International

        All of the above-named officers have been employed by the Company in various capacities during the past five years.

Item 11.    Executive Compensation.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The number of shares to be issued upon exercise and the number of shares remaining available for future issuance under the Company's equity compensation plans at December 31, 2002 were as follows:

Equity Compensation Plan Information

	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by stockholders	19,291,672	$31.00	56,199,406

	19,291,672	$31.00	56,199,406

Item 13.    Certain Relationships and Related Transactions.

        Except for the information relating to the executive officers of the Company set forth in Part I of this Report and the information regarding equity compensation plans set forth in Item 12 above, the information called for by Items 10-13 is hereby incorporated by reference to the Company's definitive proxy statement for use in connection with its annual meeting of shareholders to be held on April 22, 2003, filed with the SEC on March 7, 2003, and, except as indicated therein, is made a part hereof.

Item 14.    Controls and Procedures.

        Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman, Co-Chief Executive Officers, and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Chairman, Co-Chief Executive Officers, and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. Since the date of the evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect the controls.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a)
  Index to Consolidated Financial Statements and Schedules

	Reference
	Form 10-K Annual Report Page	2002 Annual Report Page
Data incorporated by reference to the Company's 2002 Annual Report
Consolidated Balance Sheets at December 31, 2002 and 2001	—	44
Consolidated Statements of Earnings for the years ended December 31, 2002, 2001 and 2000	—	45

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000	—	46
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2002, 2001 and 2000	—	47
Notes to Consolidated Financial Statements	—	48-62
Report of Independent Accountants	—	63
Data submitted herewith:
Report of Independent Accountants on Financial Statement Schedule	S-1	—
Financial Statement Schedule—Valuation and Qualifying Accounts	S-2	—

        Schedules other than those listed above have been omitted either because such schedules are not required or are not applicable.

  (b)
  Reports on Form 8-K. During the last quarter of 2002, the Company filed a Current Report on Form 8-K on November 26, 2002, covering Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits), which contained the terms agreement and certain other documents related to the Company's public offering of debt. Subsequent to December 31, 2002, the Company filed a Current Report on Form 8-K on January 29, 2003, covering Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits), which contained the Company's consolidated financial statements as of and for the year ended December 31, 2002.

  (c)
  The following exhibits are filed as part of this Report (Exhibit Nos. 10.4-10.14 are management contracts, compensatory plans or arrangements):

3.1	Articles of Incorporation of the Registrant(1)
3.2	Articles of Amendment to the Articles of Incorporation of the Registrant(1)
3.3	Registrant's Amended and Restated By-Laws(4)
4.1	Indenture between the Registrant and JPMorgan Chase Bank, Trustee, dated as of October 17, 2001(5)
4.2	The Registrant agrees to furnish copies of any instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries that does not exceed 10 percent of the total assets of the Registrant and its consolidated subsidiaries to the Commission upon request.
10.1	Corporate Agreement between Altria Group, Inc. and the Registrant(4)
10.2	Services Agreement between Altria Corporate Services, Inc. and the Registrant (including Exhibits)(3)
10.3	Tax-Sharing Agreement between Altria Group, Inc. and the Registrant(2)
10.4	2001 Kraft Foods Inc. Performance Incentive Plan(4)
10.5	2001 Kraft Foods Inc. Compensation Plan for Non-Employee Directors(2)
10.6	Form of Employment Agreement entered into by Altria Group, Inc. with each of Betsy D. Holden and Roger K. Deromedi(2)
10.7	Employment Agreement between Altria Group, Inc. and Calvin J. Collier(2)
10.8	Kraft Foods Inc. Supplemental Benefits Plan I (including First Amendment adding Supplement A)(2)
10.9	Kraft Foods Inc. Supplemental Benefits Plan II(2)
10.10	Form of Employee Grantor Trust Enrollment Agreement(6)(10)
10.11	The Altria Group, Inc. 1992 Incentive Compensation and Stock Option Plan(7)(10)
10.12	The Altria Group, Inc. 1997 Performance Incentive Plan(8)(10)

10.13	The Altria Group, Inc. 2000 Performance Incentive Plan(9)(10)
10.14	2001 Kraft Foods Inc. Compensation Plan for Non-Employee Directors (Deferred Compensation)(11)
12	Statements re: computation of ratios(12)
13	Pages 26-63 of the 2002 Annual Report, but only to the extent set forth in Items 1, 3, 5-7, 7A, 8 and 15 hereof. With the exception of the aforementioned information incorporated by reference in this Annual Report on Form 10-K, the 2002 Annual Report is not to be deemed "filed" as a part of this Report.
21	Subsidiaries of the Registrant
23	Consent of PricewaterhouseCoopers LLP, Independent Accountants
24	Powers of Attorney
99	Additional Exhibit

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

(5)
Incorporated by reference to the Registrant's Form S-3 filed with the Securities and Exchange Commission on August 16, 2001 (No. 333-67770).

(6)
Incorporated by reference to the Annual Report on Form 10-K of Altria Group, Inc. ("Altria Group") for the year ended December 31, 1995 (SEC File No. 1-8940).

(7)
Incorporated by reference to the Annual Report on Form 10-K of Altria Group for the year ended December 31, 1997 (SEC File No. 1-8940).

(8)
Incorporated by reference to the Proxy Statement of Altria Group dated March 10, 1997 (SEC File No. 1-8940).

(9)
Incorporated by reference to the Proxy Statement of Altria Group dated March 10, 2000 (SEC File No. 1-8940).

(10)
Compensation plans maintained by Altria Group and its subsidiaries in which officers of the Registrant have historically participated.

(11)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

(12)
Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRAFT FOODS INC.
	By:	/s/ JAMES P. DOLLIVE (James P. Dollive, Senior Vice President and Chief Financial Officer)
Date: March 25, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ ROGER K. DEROMEDI (Roger K. Deromedi)	Director, Co-Chief Executive Officer; and President and Chief Executive Officer, Kraft Foods International	March 25, 2003
/s/ BETSY D. HOLDEN (Betsy D. Holden)	Director, Co-Chief Executive Officer; and President and Chief Executive Officer, Kraft Foods North America	March 25, 2003
/s/ JAMES P. DOLLIVE (James P. Dollive)	Senior Vice President and Chief Financial Officer	March 25, 2003
/s/ JOHN F. MOWRER III (John F. Mowrer III)	Vice President and Controller	March 25, 2003
*LOUIS C. CAMILLERI, DINYAR S. DEVITRE, W. JAMES FARRELL, JOHN C. POPE, MARY L. SCHAPIRO, CHARLES R. WALL, DEBORAH C. WRIGHT	Directors
*By:	/s/ JAMES P. DOLLIVE (James P. Dollive, Attorney-in-fact)	March 25, 2003

Certifications

I, Roger K. Deromedi, Co-Chief Executive Officer of Kraft Foods Inc., certify that:

1.
I have reviewed this annual report on Form 10-K of Kraft Foods Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003
/s/ ROGER K. DEROMEDI
Roger K. Deromedi Co-Chief Executive Officer

I, Betsy D. Holden, Co-Chief Executive Officer of Kraft Foods Inc., certify that:

1.
I have reviewed this annual report on Form 10-K of Kraft Foods Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003
/s/ BETSY D. HOLDEN
Betsy D. Holden Co-Chief Executive Officer

I, James P. Dollive, Senior Vice President and Chief Financial Officer of Kraft Foods Inc., certify that:

1.
I have reviewed this annual report on Form 10-K of Kraft Foods Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003
/s/ JAMES P. DOLLIVE
James P. Dollive Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of
KRAFT FOODS INC.:

        Our audits of the consolidated financial statements referred to in our report dated January 27, 2003 appearing in the 2002 Annual Report to Shareholders of Kraft Foods Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
January 27, 2003

S-1

KRAFT FOODS INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2002, 2001 and 2000
(in millions)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
			(a)	(b)
2002:
Allowance for discounts	$11	$10	$2	$12	$11
Allowance for doubtful accounts	168	25	(39)	20	134

	$179	$35	$(37)	$32	$145

2001:
Allowance for discounts	$7	$5	$4	$5	$11
Allowance for doubtful accounts	165	25	5	27	168

	$172	$30	$9	$32	$179

2000:
Allowance for discounts	$5	$15	$—	$13	$7
Allowance for doubtful accounts	119	11	65	30	165

	$124	$26	$65	$43	$172

Notes:

(a)
Primarily related to divestitures, acquisitions and currency translation.

(b)
Represents charges for which allowances were created.

S-2

QuickLinks

PART I
  Item 1. Business.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Controls and Procedures.
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
SIGNATURES