Form 10-Q
period 2003-03-31
KRAFT FOODS INC
filed 2003-05-14
CIK 1103982

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

Commission file number 1-16483

Kraft Foods Inc.
(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	52-2284372 (I.R.S. Employer Identification No.)
Three Lakes Drive, Northfield, Illinois (Address of principal executive offices)	60093 (Zip Code)

Registrant's telephone number, including area code (847) 646-2000

Former name, former address and former fiscal year, if changed since last report

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☒    No ☐

        At April 30, 2003, there were 551,465,897 shares of the registrant's Class A Common Stock outstanding, and 1,180,000,000 shares of the registrant's Class B Common Stock outstanding.

KRAFT FOODS INC.

TABLE OF CONTENTS

		Page No.
PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets at March 31, 2003 and December 31, 2002	3 - 4
	Condensed Consolidated Statements of Earnings for the Three Months Ended March 31, 2003 and 2002	5
	Condensed Consolidated Statements of Shareholders' Equity for the Year Ended December 31, 2002 and the Three Months Ended March 31, 2003	6
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2002	7 - 8
	Notes to Condensed Consolidated Financial Statements	9 - 15
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16 - 28
Item 4.	Controls and Procedures	29
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	30
Item 4.	Submission of Matters to a Vote of Security Holders	31
Item 6.	Exhibits and Reports on Form 8-K	31
Signature		32
Certifications		33 - 35

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Kraft Foods Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	March 31, 2003	December 31, 2002
ASSETS
Cash and cash equivalents	$167	$215
Receivables (less allowances of $119 in 2003 and 2002)	3,313	3,116
Inventories:
Raw materials	1,576	1,372
Finished product	2,106	2,010

	3,682	3,382
Deferred income taxes	517	511
Other current assets	264	232

Total current assets	7,943	7,456
Property, plant and equipment, at cost	14,839	14,450
Less accumulated depreciation	5,152	4,891

	9,687	9,559
Goodwill and other intangible assets, net	36,615	36,420
Prepaid pension assets	2,866	2,814
Other assets	832	851

TOTAL ASSETS	$57,943	$57,100

See notes to condensed consolidated financial statements.

Continued

Kraft Foods Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars)
(Unaudited)

	March 31, 2003	December 31, 2002
LIABILITIES
Short-term borrowings	$843	$220
Current portion of long-term debt	52	352
Due to Altria Group, Inc. and affiliates	1,324	895
Accounts payable	1,661	1,939
Accrued liabilities:
Marketing	1,382	1,474
Employment costs	444	610
Other	1,459	1,316
Income taxes	665	363

Total current liabilities	7,830	7,169
Long-term debt	11,014	10,416
Deferred income taxes	5,433	5,428
Accrued postretirement health care costs	1,874	1,889
Notes payable to Altria Group, Inc. and affiliates	1,499	2,560
Other liabilities	3,817	3,806

Total liabilities	31,467	31,268
Contingencies (Note 6)
SHAREHOLDERS' EQUITY
Class A common stock, no par value (555,000,000 shares issued)
Class B common stock, no par value (1,180,000,000 shares issued and outstanding)
Additional paid-in capital	23,707	23,655
Earnings reinvested in the business	5,221	4,814
Accumulated other comprehensive losses (primarily currency translation adjustments)	(2,342)	(2,467)

	26,586	26,002
Less cost of repurchased stock (3,426,394 and 4,381,150 Class A shares)	(110)	(170)

Total shareholders' equity	26,476	25,832

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$57,943	$57,100

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2003	2002
Net revenues	$7,359	$7,147
Cost of sales	4,349	4,283

Gross profit	3,010	2,864
Marketing, administration and research costs	1,520	1,389
Integration costs		27
Separation programs		142
Amortization of intangibles	2	2

Operating income	1,488	1,304
Interest and other debt expense, net	179	230

Earnings before income taxes and minority interest	1,309	1,074
Provision for income taxes	460	381

Earnings before minority interest	849	693
Minority interest in earnings, net	1

Net earnings	$848	$693

Per share data:
Basic earnings per share	$0.49	$0.40

Diluted earnings per share	$0.49	$0.40

Dividends declared	$0.15	$0.13

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity
For the Year Ended December 31, 2002 and
the Three Months Ended March 31, 2003
(in millions of dollars, except per share data)
(Unaudited)

				Accumulated Other Comprehensive Earnings/(Losses)
	Class A and B Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Currency Translation Adjustments	Other	Total	Cost of Repurchased Stock	Total Share- holders' Equity
Balances, January 1, 2002	$–	$23,655	$2,391	$(2,436)	$(132)	$(2,568)	$–	$23,478
Comprehensive earnings:
Net earnings			3,394					3,394
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				187		187		187
Additional minimum pension liability					(117)	(117)		(117)
Change in fair value of derivatives accounted for as hedges					31	31		31

Total other comprehensive earnings								101

Total comprehensive earnings								3,495

Dividends declared ($0.56 per share)			(971)					(971)
Class A common stock repurchased							(170)	(170)

Balances, December 31, 2002	–	23,655	4,814	(2,249)	(218)	(2,467)	(170)	25,832
Comprehensive earnings:
Net earnings			848					848
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				166		166		166
Additional minimum pension liability					(4)	(4)		(4)
Change in fair value of derivatives accounted for as hedges					(37)	(37)		(37)

Total other comprehensive earnings								125

Total comprehensive earnings								973

Exercise of stock options and issuance of other stock awards		52	(182)				142	12
Dividends declared ($0.15 per share)			(259)					(259)
Class A common stock repurchased							(82)	(82)

Balances, March 31, 2003	$–	$23,707	$5,221	$(2,083)	$(259)	$(2,342)	$(110)	$26,476

Total comprehensive earnings were $624 million for the quarter ended March 31, 2002.

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2003	2002
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net earnings	$848	$693
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	193	172
Deferred income tax provision (benefit)	8	(11)
Integration costs		27
Separation programs		142
Cash effects of changes, net of the effects from acquired and divested companies:
Receivables, net	(167)	(83)
Inventories	(310)	(201)
Accounts payable	(301)	(337)
Income taxes	308	347
Other working capital items	(265)	(340)
Increase in pension assets and postretirement liabilities, net	19	37
Decrease in amounts due to Altria Group, Inc. and affiliates	(19)	(203)
Other	1	(27)

Net cash provided by operating activities	315	216

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
Capital expenditures	(220)	(195)
Purchases of businesses, net of acquired cash	(5)	(62)
Proceeds from sales of businesses		81
Other	3	5

Net cash used in investing activities	(222)	(171)

See notes to condensed consolidated financial statements.

Continued

Kraft Foods Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2003	2002
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
Net issuance of short-term borrowings	$1,219	$686
Long-term debt proceeds	18	13
Long-term debt repaid	(322)	(128)
Repayment of notes payable to Altria Group, Inc. and affiliates	(1,150)	(1,000)
Increase in amounts due to Altria Group, Inc. and affiliates	433	600
Repurchase of Class A common stock	(79)
Dividends paid	(259)	(225)

Net cash used in financing activities	(140)	(54)

Effect of exchange rate changes on cash and cash equivalents	(1)	(1)

Cash and cash equivalents:
Decrease	(48)	(10)
Balance at beginning of period	215	162

Balance at end of period	$167	$152

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Accounting Policies:

Basis of Presentation

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

These statements should be read in conjunction with the Company's consolidated financial statements and related notes, and management's discussion and analysis of financial condition and results of operations, which appear in the Company's Annual Report to Shareholders and which are incorporated by reference into the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (the "2002 Form 10-K").

Certain prior year amounts have been reclassified to conform with the current year's presentation, due primarily to the disclosure of more detailed information on the condensed consolidated statements of earnings and the condensed consolidated statements of cash flows, as well as the transfer of Canadian biscuits and pet snacks from the Biscuits, Snacks and Confectionery segment to the Cheese, Meals and Enhancers segment, which contains the Company's other Canadian businesses.

Stock-Based Compensation Expense

The Company accounts for employee stock compensation plans in accordance with the intrinsic value-based method permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which did not result in compensation cost for stock options. The market value of restricted stock at date of grant is recorded as compensation expense over the period of restriction.

During the first quarter of 2003, the Company granted shares of restricted stock and rights to receive shares of stock under its 2001 Performance Incentive Plan to eligible employees, giving them in most instances all of the rights of stockholders, except that they may not sell, assign, pledge or otherwise encumber such shares and rights. Such shares and rights are subject to forfeiture if certain employment conditions are not met. During the first quarter of 2003, the Company granted approximately 3.7 million Class A shares to eligible U.S. – based employees and also issued to eligible non – U.S. employees rights to receive approximately 1.6 million Class A equivalent shares. Restrictions on the stock lapse in the first quarter of 2006.

The fair value of the restricted shares and rights at the date of grant is amortized to expense ratably over the restriction period. The Company recorded compensation expense related to restricted stock and other stock awards of $11 million for the quarter ended March 31, 2003. The unamortized portion, which is reported on the condensed consolidated balance sheets as a reduction of earnings reinvested in the business, was $182 million at March 31, 2003.

At March 31, 2003, the Company had stock-based employee compensation plans. The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for those plans. No compensation expense for employee stock options is reflected in net earnings as all options granted under those plans had an exercise price equal to the market value of the common stock on the date of the grant. Net earnings, as reported, includes the after-tax impact of compensation expense related to restricted stock. The following table illustrates the effect on net earnings and earnings per share ("EPS") if the Company had applied the fair value

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

recognition provisions of SFAS No. 123 to stock-based employee compensation for the quarters ended March 31, 2003 and 2002:

	For the Three Months Ended March 31,
	2003	2002
	(in millions, except per share data)
Net earnings, as reported	$848	$693
Deduct:
Total stock-based employee compensation expense determined under the fair value method of all stock option awards, net of related tax effects	8	24

Pro forma net earnings	$840	$669

Earnings per share:
Basic – as reported	$0.49	$0.40

Basic – pro forma	$0.49	$0.39

Diluted – as reported	$0.49	$0.40

Diluted – pro forma	$0.49	$0.39

Note 2. Recently Adopted Accounting Standards:

Effective January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. The adoption of SFAS No. 146 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows for the period ended March 31, 2003.

Effective January 1, 2003, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 required the disclosure of certain guarantees existing at December 31, 2002. In addition, Interpretation No. 45 required the recognition of a liability for the fair value of the obligation of qualifying guarantee activities that are initiated or modified after December 31, 2002. Accordingly, the Company has applied the recognition provisions of Interpretation No. 45 to guarantees initiated after December 31, 2002. Adoption of Interpretation No. 45 as of January 1, 2003 did not have a material impact on the Company's consolidated financial statements. See Note 6. Contingencies for a further discussion of guarantees.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual return or both. Interpretation No. 46 also provides criteria for determining whether an entity is a variable interest entity subject to consolidation. Interpretation No. 46 requires immediate consolidation of variable interest entities created after January 31, 2003. For variable interest entities created

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

prior to February 1, 2003, consolidation is required on July 1, 2003. The adoption of Interpretation No. 46 on January 1, 2003 did not have a material impact on the Company's consolidated financial statements.

Note 3. Related Party Transactions:

At March 31, 2003, Altria Group, Inc. owned approximately 84.1% of the Company's outstanding shares of capital stock. Altria Group, Inc.'s subsidiary, Altria Corporate Services, Inc., provides the Company with various services, including planning, legal, treasury, accounting, auditing, insurance, human resources, office of the secretary, corporate affairs, information technology and tax services. Billings for these services, which were based on the cost to Altria Corporate Services, Inc. to provide such services and a management fee, were $83 million and $81 million for the three months ended March 31, 2003 and 2002, respectively.

Notes payable to Altria Group, Inc. and affiliates consisted of the following:

	March 31, 2003	December 31, 2002
	(in millions)
Notes payable in 2009, interest at 7.0%	$–	$1,150
Short-term due to Altria Group, Inc. and affiliates reclassified as long-term	1,499	1,410

	$1,499	$2,560

During the first three months of 2003, the Company repaid the remaining $1,150 million to Altria Group, Inc. on the 7.0% note. In addition, at March 31, 2003, the Company had short-term debt totaling $2,823 million payable to Altria Group, Inc. Interest on these borrowings is based on the applicable London Interbank Offered Rate. As noted in the table above, a portion of the debt, totaling $1,499 million, was reclassified on the consolidated balance sheet as long-term notes due to Altria Group, Inc. and affiliates based upon the Company's ability and intention to refinance on a long-term basis.

Note 4. Acquisitions and Divestitures:

In April 2003, the Company completed the acquisition of a biscuits business in Egypt. During the first quarter of 2002, the Company acquired a biscuits business in Australia for $62 million.

During the first quarter of 2002, the Company sold several small North American food businesses which were previously classified as businesses held for sale. The aggregate proceeds received in these transactions during the first quarter of 2002 were $81 million. The net revenues and operating results of the businesses held for sale, which were not significant, were excluded from the Company's condensed consolidated statements of earnings and no gain or loss was recognized on these sales.

In April 2003, the Company announced an agreement to sell its retail rice business in Germany, Austria and Denmark. This transaction is subject to approval by the German competition authorities.

The operating results of businesses acquired and divested were not material to the consolidated financial position or results of operations of the Company in any of the periods presented.

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5. Earnings Per Share:

Basic and diluted EPS were calculated using the following:

	For the Three Months Ended March 31,
	2003	2002
	(in millions)
Net earnings	$848	$693

Weighted average shares for basic EPS	1,729	1,735
Plus: Incremental shares from assumed conversions of stock options	1	2

Weighted average shares for diluted EPS	1,730	1,737

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

Guarantees:    At March 31, 2003, the Company's third-party guarantees, which are primarily derived from acquisition and divestiture activities, approximated $37 million. Substantially all of these guarantees expire through 2012, with $26 million expiring through March 31, 2004. The Company is required to perform under these guarantees in the event that a third party fails to make contractual payments or achieve performance measures. The Company has recorded a liability of $24 million at March 31, 2003 relating to these guarantees.

Note 7. Goodwill and Other Intangible Assets, Net:

Goodwill by reportable segment was as follows:

	March 31, 2003	December 31, 2002
	(in millions)
Cheese, Meals and Enhancers	$8,562	$8,556
Biscuits, Snacks and Confectionery	9,260	9,262
Beverages, Desserts and Cereals	2,143	2,143
Oscar Mayer and Pizza	616	616

Total Kraft Foods North America	20,581	20,577

Europe, Middle East and Africa	4,253	4,082
Latin America and Asia Pacific	259	252

Total Kraft Foods International	4,512	4,334

Total goodwill	$25,093	$24,911

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Intangible assets were as follows:

	March 31, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)		(in millions)
Non-amortizable intangible assets	$11,487		$11,485
Amortizable intangible assets	67	$32	54	$30

Total intangible assets	$11,554	$32	$11,539	$30

Non-amortizable intangible assets consist substantially of brand names purchased through the Nabisco acquisition. Amortizable intangible assets consist primarily of certain trademark licenses and non-compete agreements. Pre-tax amortization expense for intangible assets was $2 million for the quarter ended March 31, 2003. Based upon the amortizable intangible assets recorded in the condensed consolidated balance sheet at March 31, 2003, amortization expense for each of the next five years is estimated to be $8 million or less.

The increase in goodwill and other intangible assets, net, during the three months ended March 31, 2003 of $195 million is primarily related to currency translation.

Note 8. Segment Reporting:

The Company manufactures and markets packaged retail food products, consisting principally of beverages, cheese, snacks, convenient meals and various packaged grocery products through Kraft Foods North America, Inc. ("KFNA") and Kraft Foods International, Inc. ("KFI"). Reportable segments for KFNA are organized and managed principally by product category. KFNA's segments are Cheese, Meals and Enhancers; Biscuits, Snacks and Confectionery; Beverages, Desserts and Cereals; and Oscar Mayer and Pizza. KFNA's food service business within the United States and its businesses in Canada and Mexico are reported through the Cheese, Meals and Enhancers segment. KFI's operations are organized and managed by geographic location. KFI's segments are Europe, Middle East and Africa; and Latin America and Asia Pacific.

The Company's management uses operating companies income, which is defined as operating income before general corporate expenses and amortization of intangibles, to evaluate segment performance and allocate resources.

Interest and other debt expense, net, and provision for income taxes are centrally managed and, accordingly, such items are not presented by segment since they are not included in the measure of segment profitability reviewed by management.

During the first quarter of 2003, the Company transferred management responsibility of its Canadian Biscuits and Pet Snacks operations from the Biscuits, Snacks and Confectionery segment to the Cheese, Meals and Enhancers segment, which contains the Company's other Canadian businesses. Accordingly, all prior period amounts have been reclassified to reflect the transfer.

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Reportable segment data were as follows:

	For the Three Months Ended March 31,
	2003	2002
	(in millions)
Net revenues:
Cheese, Meals and Enhancers	$2,218	$2,247
Biscuits, Snacks and Confectionery	1,143	1,096
Beverages, Desserts and Cereals	1,223	1,189
Oscar Mayer and Pizza	796	762

Total Kraft Foods North America	5,380	5,294

Europe, Middle East and Africa	1,554	1,345
Latin America and Asia Pacific	425	508

Total Kraft Foods International	1,979	1,853

Total net revenues	$7,359	$7,147

Operating companies income:
Cheese, Meals and Enhancers	$547	$461
Biscuits, Snacks and Confectionery	215	195
Beverages, Desserts and Cereals	375	308
Oscar Mayer and Pizza	160	134

Total Kraft Foods North America	1,297	1,098

Europe, Middle East and Africa	196	175
Latin America and Asia Pacific	41	77

Total Kraft Foods International	237	252

Total operating companies income	1,534	1,350
Amortization of intangibles	(2)	(2)
General corporate expenses	(44)	(44)

Total operating income	1,488	1,304
Interest and other debt expense, net	(179)	(230)

Earnings before income taxes and minority interest	$1,309	$1,074

Within its two geographic regions, KFI's brand portfolio spans five core consumer sectors. The following table shows net revenues for KFI by consumer sector:

	For the Three Months Ended March 31,
	2003	2002
	(in millions)
Consumer Sector:
Snacks	$778	$729
Beverages	688	622
Cheese	298	276
Grocery	150	170
Convenient Meals	65	56

Total Kraft Foods International	$1,979	$1,853

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the first quarter of 2002, the Company recorded a pre-tax charge of $142 million related to employee acceptances under a voluntary retirement program. In addition, during the first quarter of 2002, the Company recorded a pre-tax integration related charge of $27 million to consolidate production lines in North America. These items were included in the operating companies income of the following segments:

	Separation Programs	Integration Costs
	(in millions)
Cheese, Meals and Enhancers	$60	$27
Biscuits, Snacks and Confectionery	3
Beverages, Desserts and Cereals	47
Oscar Mayer and Pizza	25
Europe, Middle East and Africa	5
Latin America and Asia Pacific	2

	$142	$27

Note 9. Financial Instruments:

During the quarters ended March 31, 2003 and 2002, ineffectiveness related to cash flow hedges was not material. At March 31, 2003, the Company was hedging forecasted transactions for periods not exceeding the next twenty months and expects substantially all amounts reported in accumulated other comprehensive earnings (losses) to be reclassified to the consolidated statement of earnings within the next twelve months.

Hedging activity affected accumulated other comprehensive earnings (losses), net of income taxes, as follows:

	For the Three Months Ended March 31,
	2003	2002
	(in millions)
Balance as of January 1	$13	$(18)
Derivative (gains) losses transferred to earnings	(9)	11
Change in fair value	(28)	12

Balance as of March 31	$(24)	$5

Note 10. Recently Issued Accounting Pronouncements:

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not currently expect the adoption of SFAS No. 149 to have a material impact on its 2003 consolidated financial statements.

In November 2002, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," which addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF Issue No. 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF Issue No. 00-21 is effective for the Company for revenue arrangements entered into beginning July 1, 2003. The Company does not expect the adoption of EITF Issue No. 00-21 to have a material impact on its 2003 consolidated financial statements.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Environment

Kraft Foods Inc. ("Kraft"), together with its subsidiaries (collectively referred to as the "Company"), is the largest branded food and beverage company headquartered in the United States. At March 31, 2003, Altria Group, Inc. held 97.8% of the combined voting power of the Company's outstanding capital stock and owned approximately 84.1% of the outstanding shares of the Company's capital stock.

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

Fluctuations in commodity prices can lead to retail price volatility, intensify price competition and influence consumer and trade buying patterns. KFNA's and KFI's businesses are subject to fluctuating commodity costs, including dairy, coffee bean and cocoa costs. Dairy commodity prices in the first quarter of 2003 on average were lower than those incurred in the first quarter of 2002, while cocoa bean prices increased significantly and coffee bean prices were also higher than in the first quarter of 2002.

On December 11, 2000, the Company acquired all of the outstanding shares of Nabisco Holdings Corp. ("Nabisco"). The closure of a number of Nabisco domestic and international facilities resulted in severance and other exit costs of $379 million, which were included in the adjustments for the allocation of the Nabisco purchase price. The closures will result in the termination of approximately 7,500 employees and will require total cash payments of $373 million, of which approximately $200 million has been spent through March 31, 2003. Substantially all of the closures were completed as of December 31, 2002, and the remaining payments relate to salary continuation payments for severed employees and lease payments.

The integration of Nabisco into the operations of the Company has also resulted in the closure or reconfiguration of several of the Company's existing facilities. During the first quarter of 2002, approximately 700 salaried employees elected to retire or terminate employment under voluntary retirement programs. As a result, the Company recorded a pre-tax charge of $142 million during the first quarter of 2002 related to these programs. In addition, during the first quarter of 2002, the Company recorded pre-tax integration related charges of $27 million to consolidate production lines in North America.

As more fully discussed in the Debt and Liquidity section, during the first quarter of 2003, as a result of a judgment against Altria Group, Inc.'s domestic tobacco subsidiary, the Company's credit ratings were lowered with the resultant effect of eliminating access to the commercial paper market. As a result, in April 2003, the Company began to borrow on its revolving credit agreements, having the impact of increasing borrowing costs.

In April 2003, the Company completed the acquisition of a biscuits business in Egypt. During the first quarter of 2002, the Company acquired a biscuits business in Australia for $62 million.

During the first quarter of 2002, the Company sold several small North American food businesses which were previously classified as businesses held for sale. The aggregate proceeds received in these transactions during the first quarter of 2002 were $81 million. The net revenues and operating results of the businesses held for sale, which were not significant, were excluded from the Company's condensed consolidated statements of earnings and no gain or loss was recognized on these sales.

In April 2003, the Company announced an agreement to sell its retail rice business in Germany, Austria and Denmark. This transaction is subject to approval by the German competition authorities.

The operating results of businesses acquired and divested were not material to the consolidated financial position or results of operations of the Company in any of the periods presented.

Consolidated Operating Results

	For the Three Months Ended March 31,
	2003	2002
	(in millions, except per share data)
Volume (in pounds)	4,464	4,458

Net revenues	$7,359	$7,147

Operating companies income	$1,534	$1,350

Operating income	$1,488	$1,304

Net earnings	$848	$693

Weighted average shares for diluted earnings per share	1,730	1,737

Diluted earnings per share	$0.49	$0.40

The following events occurred during the first three months of 2002 that affected the comparability of statement of earnings amounts:

  •
  Integration Costs- During the first quarter of 2002, the Company recorded $27 million of pre-tax integration charges to consolidate production lines in North America. This charge was included in the operating companies income of the Cheese, Meals and Enhancers segment.

  •
  Separation Programs- During 2002, approximately 700 salaried employees elected to retire or terminate employment under voluntary retirement programs. As a result, the Company recorded a pre-tax charge of $142 million in the first quarter of 2002. This charge was included in the operating companies income of the following segments (in millions):

Cheese, Meals and Enhancers	$60
Biscuits, Snacks and Confectionery	3
Beverages, Desserts and Cereals	47
Oscar Mayer and Pizza	25
Europe, Middle East and Africa	5
Latin America and Asia Pacific	2

$142

Volume for the first quarter of 2003 increased 0.1% over the comparable 2002 period due primarily to increased shipments in the Beverages, Desserts & Cereals segment, aided by new product introductions, partially offset by the shift in shipments supporting the Easter holiday, which falls into the second quarter of 2003 versus the first quarter of 2002, a reduction in trade inventories, the impact of divested businesses and a national strike in Venezuela.

Net revenues for the first quarter of 2003 increased $212 million (3.0%) over the comparable 2002 period due primarily to higher pricing ($116 million, driven by higher commodity and currency devaluation-driven costs), favorable currency movements ($81 million) and higher volume/mix ($28 million), partially offset by the impact of 2002 divested businesses ($22 million).

Operating income for the first quarter of 2003 increased $184 million (14.1%) over the comparable 2002 period, due primarily to the 2002 pre-tax charges for separation programs ($142 million) and integration costs ($27 million), higher pricing, net of cost increases ($104 million, including productivity and synergy savings) and favorable currency movements ($6 million), partially offset by higher marketing, administration and research costs ($52 million, including higher benefit costs) and unfavorable volume/mix ($34 million). The higher benefit costs were primarily related to pensions and stock compensation costs relating to the issuance of restricted stock awards to employees.

As discussed in Note 8. Segment Reporting, management reviews operating companies income, which is defined as operating income before corporate expenses and amortization of intangibles, to evaluate segment performance and allocate resources. Management believes it is appropriate to disclose this measure to help investors analyze business performance and trends. Operating companies income increased $184 million (13.6%) over the first quarter of 2002, due to the same factors discussed above for operating income.

Currency movements have increased net revenues by $81 million and operating companies income by $6 million over the first quarter of 2002. These increases in net revenues and operating companies income are due primarily to the weakness of the U.S. dollar against the euro and other currencies, partially offset by the strength of the U.S. dollar against certain Latin American currencies.

Interest and other debt expense, net, decreased $51 million from the first quarter of 2002. This decrease is due to the Company's refinancing of notes payable to Altria Group, Inc., lower short-term interest rates and the use of free cash flow to pay down debt.

Net earnings of $848 million for the first quarter of 2003 increased $155 million (22.4%) over the comparable period of 2002, due primarily to growth in operating companies income and lower interest expense. Diluted and basic earnings per share ("EPS"), which were both $0.49 for the first quarter of 2003, increased by 22.5% over 2002.

Operating Results by Business Segment

Kraft Foods North America, Inc.

Operating Results

	For the Three Months Ended March 31,
	2003	2002
	(in millions)
Volume (in pounds):
Cheese, Meals and Enhancers	1,483	1,489
Biscuits, Snacks and Confectionery	501	510
Beverages, Desserts and Cereals	988	940
Oscar Mayer and Pizza	399	390

Total Kraft Foods North America	3,371	3,329

Net revenues:
Cheese, Meals and Enhancers	$2,218	$2,247
Biscuits, Snacks and Confectionery	1,143	1,096
Beverages, Desserts and Cereals	1,223	1,189
Oscar Mayer and Pizza	796	762

Total Kraft Foods North America	$5,380	$5,294

Operating companies income:
Cheese, Meals and Enhancers	$547	$461
Biscuits, Snacks and Confectionery	215	195
Beverages, Desserts and Cereals	375	308
Oscar Mayer and Pizza	160	134

Total Kraft Foods North America	$1,297	$1,098

During the first quarter of 2003, the Company transferred management responsibility of its Canadian Biscuits and Pet Snacks operations from the Biscuits, Snacks and Confectionery segment to the Cheese, Meals and Enhancers segment, which contains the Company's other Canadian businesses. Accordingly, all prior period amounts have been reclassified to reflect the transfer.

Volume for the first quarter of 2003 increased 1.3% over the comparable period of 2002, due primarily to new products and increased shipments in the Beverages, Desserts and Cereals and Oscar Mayer and Pizza segments, partially offset by the shift in Easter timing and trade inventory reductions.

During the first quarter of 2003, net revenues increased $86 million (1.6%) over the first quarter of 2002, due primarily to higher volume/mix ($53 million) and higher pricing ($43 million), partially offset by unfavorable currency movements and the divestiture of a small confectionery business in 2002.

Operating companies income for the first quarter of 2003 increased $199 million (18.1%) over the comparable period of 2002, due primarily to the absence of the 2002 pre-tax charges for separation programs ($135 million) and integration costs ($27 million), and higher pricing, net of cost increases on certain businesses, lower cheese commodity costs and productivity and synergy savings ($87 million), partially offset by higher marketing, administration and research costs ($27 million, including higher benefit costs) and unfavorable volume/mix.

The following discusses operating results within each of KFNA's reportable segments.

Cheese, Meals and Enhancers.    Volume in the first quarter of 2003 decreased 0.4% from the comparable period of 2002, due primarily to the shift in Easter timing and lower trade inventories, which particularly impacted the cheese and enhancers businesses. Volume in Canada and Mexico increased, driven by new product introductions in beverages. Volume in the food service business in the United States also increased due to higher shipments to national accounts.

During the first quarter of 2003, net revenues decreased $29 million (1.3%) from the first quarter of 2002, due to lower volume/mix ($35 million) and unfavorable currency movements ($6 million), partially offset by higher pricing ($12 million).

Operating companies income for the first quarter of 2003 increased $86 million (18.7%) over the comparable period of 2002, due primarily to the 2002 pre-tax charges for separation programs ($60 million) and integration costs ($27 million), higher pricing in certain businesses and lower cheese commodity costs and productivity savings ($50 million), partially offset by lower volume/mix ($35 million) and higher benefit costs.

Biscuits, Snacks and Confectionery.    Volume in the first quarter of 2003 decreased 1.8% from the comparable period of 2002, due primarily to trade inventory reductions, a planned shift to lower-weight, higher-revenue-per-pound new products and a 2002 confectionery divestiture.

During the first quarter of 2003, net revenues increased $47 million (4.3%) over the first quarter of 2002, due primarily to higher volume/mix ($42 million) and higher pricing ($9 million), partially offset by a 2002 divested confectionery business.

Operating companies income for the first quarter of 2003 increased $20 million (10.3%) over the comparable period of 2002, due primarily to higher pricing and favorable costs ($25 million), higher volume/mix ($8 million) and synergy savings, partially offset by higher marketing, administration and research costs.

Beverages, Desserts and Cereals.    Volume in the first quarter of 2003 increased 5.1% over the comparable period in 2002, due primarily to higher shipments of ready-to-drink beverages and cereals, which were aided by new product introductions. Volume declined in coffee, dry packaged desserts and frozen whipped toppings due primarily to the shift in the timing of Easter.

During the first quarter of 2003, net revenues increased $34 million (2.9%) over the first quarter of 2002, due to higher volume/mix ($19 million) and higher pricing ($15 million).

Operating companies income for the first quarter of 2003 increased $67 million (21.8%) over the comparable period of 2002, due primarily to the 2002 pre-tax charge for separation programs ($47 million), lower marketing, administration and research costs ($18 million) and higher volume/mix, partially offset by higher benefit costs.

Oscar Mayer and Pizza.    Volume in the first quarter of 2003 increased 2.3% over the comparable period of 2002, due to volume gains in frozen pizza, bacon, hot dogs, lunch combinations and soy-based meat alternatives.

During the first quarter of 2003, net revenues increased $34 million (4.5%) over the first quarter of 2002 due primarily to higher volume/mix ($27 million) and higher pricing.

Operating companies income for the first quarter of 2003 increased $26 million (19.4%) over the comparable period of 2002 due to the 2002 pre-tax charge for separation programs ($25 million), and higher volume/mix ($11 million), partially offset by higher marketing, administration and research costs ($10 million, including higher benefit costs).

Kraft Foods International, Inc.

Operating Results

	For the Three Months Ended March 31,
	2003	2002
	(in millions)
Volume (in pounds):
Europe, Middle East and Africa	670	663
Latin America and Asia Pacific	423	466

Total Kraft Foods International	1,093	1,129

Net revenues:
Europe, Middle East and Africa	$1,554	$1,345
Latin America and Asia Pacific	425	508

Total Kraft Foods International	$1,979	$1,853

Operating companies income:
Europe, Middle East and Africa	$196	$175
Latin America and Asia Pacific	41	77

Total Kraft Foods International	$237	$252

Volume for the first quarter of 2003 decreased 3.2% from the first quarter of 2002, due primarily to the divestiture of a Latin American bakery ingredients business in 2002 and lower volume due to the national strike in Venezuela and the shift in Easter shipments. This decrease in volume was partially offset by new product introductions, the impact of marketing programs and by the 2002 acquisition of a snacks business in Turkey.

During the first quarter of 2003, net revenues increased $126 million (6.8%) over the first quarter of 2002, due primarily to favorable currency movements ($87 million), higher pricing ($73 million, due primarily to higher commodity and currency devaluation-driven costs) and the 2002 acquisition of a snacks business in Turkey, partially offset by lower volume/mix ($25 million) and the impact of divestitures ($18 million).

Operating companies income for the first quarter of 2003 decreased $15 million (6.0%) from the first quarter of 2002, due primarily to higher marketing, administration and research costs ($25 million) and lower volume/mix ($21 million), partially offset by higher pricing, net of cost increases ($17 million), the absence of a 2002 pre-tax charge for separation programs ($7 million) and favorable currency movements ($7 million).

The following discusses operating results within each of KFI's reportable segments.

Europe, Middle East and Africa.    Volume for the first quarter of 2003 increased 1.1% over the comparable period of 2002, driven by volume growth across the Central and Eastern Europe, Middle East and Africa region, new product introductions and the acquisition of a snacks business in Turkey in the third quarter of 2002, partially offset by the shift in Easter shipments and price competition in select markets impacting the European Union region. Snacks volume increased, benefiting from the 2002 acquisition in Turkey and the continued growth of confectionery businesses in Russia and Poland, partially offset by the shift in Easter shipments. Beverages volume also increased, due primarily to increased coffee shipments in most markets, including France, Germany, Italy, Poland and Russia. Cheese volume was comparable with prior year, as gains in cream cheese and cheese slices in Italy were offset by lower volume in Germany and Iberia due to increased price competition. In convenient meals, volume was also comparable to prior year as higher shipments of canned meats in Italy were offset primarily by declines in Germany. In grocery, volume declined due primarily to lower sales in the European Union.

Net revenues for the first quarter of 2003 increased $209 million (15.5%) over the comparable period of 2002, due primarily to favorable currency movements ($205 million), the 2002 acquisition of a snacks business in Turkey and higher volume/mix, partially offset by lower pricing ($11 million).

Operating companies income for the first quarter of 2003 increased $21 million (12.0%) over the comparable period of 2002, due primarily to favorable currency movements ($21 million), lower marketing and administration costs and the absence of a 2002 pre-tax charge for separation programs, partially offset by lower pricing and cost increases ($16 million).

Latin America and Asia Pacific.    Volume for the first quarter of 2003 decreased 9.2% from the comparable period in 2002, due primarily to the divestiture of a Latin American bakery ingredients business in 2002, the national strike in Venezuela and the shift in Easter shipments, partially offset by growth in most Asia Pacific markets. Snacks volume decreased, due primarily to the national strike in Venezuela and the shift in Easter shipments, partially offset by biscuits volume growth in many markets, including Brazil, Central America, Australia, Southeast Asia and China. In grocery, volume declined in Latin America, due to the sale of a Latin American bakery ingredients business in the fourth quarter of 2002. In beverages, volume increased in both coffee and refreshment beverages. Coffee volume increased, due primarily to increased shipments to China and Australia. Refreshment beverages volume increased, due primarily to growth in most markets, including Brazil, Argentina, Venezuela and the Philippines, aided by new product introductions.

During the first quarter of 2003, net revenues decreased $83 million (16.3%) from the first quarter of 2002, due to unfavorable currency movements ($118 million), lower volume/mix ($31 million) and the divestiture of a Latin American bakery ingredients business in 2002 ($18 million), partially offset by higher pricing ($84 million).

Operating companies income for the first quarter of 2003 decreased $36 million (46.8%) from the comparable period of 2002, due primarily to higher marketing, administration and research costs ($34 million), lower volume/mix ($21 million) and unfavorable currency movements ($14 million), partially offset by higher pricing, net of cost increases ($33 million).

Financial Review

Net Cash Provided by Operating Activities

During the first quarter of 2003, net cash provided by operating activities was $315 million compared with $216 million in the comparable 2002 period. The increase in net cash provided by operating activities is due primarily to a lower use of cash to satisfy amounts due to Altria Group, Inc., and higher net earnings, primarily related to the absence of prior year separation and integration programs, partially offset by higher levels of cash used to fund an increase in working capital.

Net Cash Used in Investing Activities

One element of the growth strategy of the Company is to strengthen its brand portfolios through disciplined programs of selective acquisitions and divestitures. The Company is constantly investigating potential acquisition candidates and from time to time sells businesses that are outside its core categories or that do not meet its growth or profitability targets.

During the first quarter of 2003, net cash used in investing activities was $222 million, compared with $171 million in the first quarter of 2002. This increase primarily reflects the absence of cash received from the 2002 divestiture of several North American food businesses and an increase in capital expenditures, partially offset by lower purchases of businesses.

Net Cash Used in Financing Activities

During the first quarter of 2003, net cash used in financing activities was $140 million, compared with $54 million during the first quarter of 2002. The increase in cash used was due primarily to the Company's repurchases of Class A common stock and higher dividends paid, reflecting a higher dividend rate in 2003.

Debt and Liquidity

Debt.    The Company's total debt, including amounts due to Altria Group, Inc. and affiliates, was $14.7 billion at March 31, 2003 and $14.4 billion at December 31, 2002. An increase in third-party borrowings was partially offset by a decrease in debt due to Altria Group, Inc. and affiliates. The Company's debt-to-equity ratio was 0.56 at March 31, 2003 and December 31, 2002.

During the first quarter of 2003, the Company repaid the remaining $1,150 million of the 7.0% long-term notes payable to Altria Group, Inc. and affiliates. In addition, at March 31, 2003, the Company had short-term debt totaling $2,823 million payable to Altria Group, Inc. and affiliates. Interest on these borrowings is based on the applicable London Interbank Offered Rate. A portion of the short-term debt, totaling $1,499 million, was reclassified on the consolidated balance sheet as long-term notes due to Altria Group, Inc. and affiliates based upon the Company's ability and intention to refinance on a long-term basis.

Credit Ratings.    Following a $10.1 billion judgment on March 21, 2003 against Altria Group, Inc.'s domestic tobacco subsidiary, Philip Morris USA Inc., the three major credit rating agencies took a series of ratings actions resulting in the lowering of the Company's short-term and long-term debt ratings, despite the fact the Company is not a party to, nor has exposure to this litigation. Between March 21, 2003 and early May 2003, Moody's lowered the Company's short-term debt rating from "P-1" to "P-2" and its long-term debt rating from "A2" to "A3" with stable outlook. Standard & Poor's lowered the Company's short-term debt rating from "A-1" to "A-2" and its long-term debt rating from "A-" to "BBB+" while maintaining these ratings on credit watch with negative implications. Fitch Rating Services lowered the Company's short-term debt rating from "F-1" to "F-2" and its long-term debt rating from "A" to "BBB", with stable outlook. As a result of the credit rating agencies' actions, borrowing costs for the Company have increased. None of the Company's debt agreements requires accelerated repayment in the event of a decrease in credit ratings.

Credit Lines.    The Company maintains revolving credit facilities that have historically been used to support the issuance of commercial paper. However, as a result of the recent rating agencies' actions, the Company's access to the commercial paper market was eliminated. Subsequently, in April 2003, the Company began to borrow against existing credit facilities to repay maturing commercial paper and to fund normal working capital needs. At March 31, 2003 and at May 6, 2003, credit lines for the Company and the related activity were as follows (in billions of dollars):

		at March 31, 2003		at May 6, 2003
Type	Credit Lines	Amount Drawn	Commercial Paper Outstanding	Amount Drawn	Commercial Paper Outstanding
364-day	$3.0	$–	$0.6	$0.2	$1.3
Multi-year	2.0		2.0	2.0

	$5.0	$–	$2.6	$2.2	$1.3

Information has been provided as of May 6, 2003 to provide investors with additional information about changes in the Company's debt structure subsequent to March 31, 2003. To meet maturing commercial paper obligations, the Company had $0.5 billion of cash invested in short-term money market instruments as of May 6, 2003. In addition, as of May 6, 2003, commercial paper outstanding included $0.1 billion of short-term borrowings that were obtained in the commercial paper market subsequent to recent actions by the rating agencies.

The Company's credit facilities, which are for the sole use of the Company, require the maintenance of a minimum net worth. The Company met this covenant at March 31, 2003. The foregoing revolving credit facilities do not include any other financial tests, any credit rating triggers or any provisions that could require the posting of collateral. The 364-day facility expires in July 2003 while the multi-year facility expires in July 2006. The Company will begin negotiating a new 364-day facility during the second quarter of 2003.

In addition to the above, certain international subsidiaries of the Company maintain uncommitted credit lines to meet the short-term working capital needs of the international businesses. These credit lines, which amounted to approximately $0.6 billion as of March 31, 2003, are for the sole use of the Company's international businesses. At March 31, 2003, borrowings on these lines amounted to approximately $0.2 billion.

Guarantees.    As discussed in Note 6. Contingencies, the Company had third-party guarantees, which are primarily derived from acquisition and divestiture activities, of approximately $37 million at March 31, 2003. Substantially all of these guarantees expire through 2012, with $26 million expiring through March 31, 2004. The Company is required to perform under these guarantees in the event that a third party fails to make contractual payments or achieve performance measures. The Company has recorded a liability of $24 million at March 31, 2003 relating to these guarantees. In addition, at March 31, 2003, the Company was contingently liable for $108 million of guarantees related to its own performance. These include surety bonds related to dairy commodity purchases and guarantees related to letters of credit and taxes. Guarantees do not have, and are not expected to have, a significant impact on the Company's liquidity.

The Company believes that its cash from operations and existing credit facilities will provide sufficient liquidity to meet its working capital needs, planned capital expenditures and payment of its anticipated quarterly dividends.

Equity and Dividends

The Company repurchased 2.7 million shares of its Class A common stock during the first quarter of 2003 at a cost of $82.5 million. At March 31, 2003, cumulative repurchases under its previously announced $500 million authority totaled 7.1 million shares of Class A common stock at an aggregate cost of $252.5 million.

During the first quarter of 2003, the Company granted shares of restricted stock and rights to receive shares of stock under its 2001 Performance Incentive Plan to eligible employees, giving them in most instances all of the rights of stockholders, except that they may not sell, assign, pledge or otherwise encumber such shares and rights. Such shares and rights are subject to forfeiture if certain employment conditions are not met. During the first quarter of 2003, the Company granted approximately 3.7 million Class A shares to eligible U.S. - based employees and also issued to eligible non - U.S. employees rights to receive approximately 1.6 million Class A equivalent shares. Restrictions on the stock lapse in the first quarter of 2006.

The fair value of the restricted shares and rights at the date of grant is amortized to expense ratably over the restriction period. The Company recorded compensation expense related to restricted stock and other stock awards of $11 million for the quarter ended March 31, 2003. The unamortized portion, which is reported on the condensed consolidated balance sheets as a reduction of earnings reinvested in the business, was $182 million at March 31, 2003.

Dividends paid in the first quarter of 2003 and 2002 were $259 million and $225 million, respectively, an increase of 15.1%, reflecting a higher dividend rate in 2003, partially offset by a lower number of shares outstanding as a result of share repurchases. The present annualized dividend rate is $0.60 per common share. The declaration of dividends is subject to the discretion of the Company's Board of Directors and will depend on various factors, including the Company's net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by the Company's Board of Directors.

Market Risk

The Company operates globally, with manufacturing and sales facilities in various locations around the world, and utilizes certain financial instruments to manage its foreign currency and commodity exposures, which primarily relate to forecasted transactions. Derivative financial instruments are used by the Company, principally to reduce exposures to market risks resulting from fluctuations in foreign exchange rates and commodity prices by creating offsetting exposures. The Company is not a party to leveraged derivatives and, by policy, does not use financial instruments for speculative purposes.

Substantially all of the Company's derivative financial instruments are effective as hedges under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." During the quarters ended March 31, 2003 and 2002, ineffectiveness related to cash flow hedges was not material. At March 31, 2003, the Company was hedging forecasted transactions for periods not exceeding twenty months and expects substantially all amounts reported in accumulated other comprehensive earnings (losses) to be reclassified to the consolidated statement of earnings within the next twelve months.

Foreign exchange rates.    The Company uses forward foreign exchange contracts and foreign currency options to mitigate its exposure to changes in foreign currency exchange rates from third-party and intercompany forecasted transactions. The primary currencies to which the Company is exposed, based on the size and location of its operations, include the euro, British pound and Canadian dollar. At March 31, 2003 and December 31, 2002, the Company had option and forward foreign exchange contracts with aggregate notional amounts of $877 million and $575 million, respectively, which are comprised of contracts for the purchase and sale of foreign currencies. The effective portion of unrealized gains and losses associated with forward contracts is deferred as a component of accumulated other comprehensive earnings (losses) until the underlying hedged transactions are reported on the Company's consolidated statement of earnings.

Commodities.    The Company is exposed to price risk related to forecasted purchases of certain commodities used as raw materials by the Company's businesses. Accordingly, the Company uses commodity forward contracts, as cash flow hedges, primarily for coffee, cocoa, milk and cheese. Commodity futures and options are also used to hedge the price of certain commodities, including milk, coffee, cocoa, wheat, corn, sugar and soybean oil. In general, commodity forward contracts qualify for the normal purchase exception under SFAS No. 133 and are, therefore, not subject to the provisions of SFAS No. 133. At March 31, 2003 and December 31, 2002, the Company had net long commodity positions of $773 million and $544 million, respectively. Unrealized gains or losses on net commodity positions were immaterial at March 31, 2003 and December 31, 2002. The effective portion of unrealized gains and losses on commodity futures and option contracts is deferred as a component of accumulated other comprehensive earnings (losses) and is recognized as a component of cost of sales in the Company's consolidated statement of earnings when the related inventory is sold.

Use of the above-mentioned derivative financial instruments has not had a material impact on the Company's financial position at March 31, 2003 and December 31, 2002, or the Company's results of operations for the three months ended March 31, 2003 or the year ended December 31, 2002.

Contingencies

See Note 6. Contingencies and Part II – Other Information, Item 1. Legal Proceedings for a discussion of contingencies.

New Accounting Standards

In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not currently expect the adoption of SFAS No. 149 to have a material impact on its 2003 consolidated financial statements.

Effective January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. The adoption of SFAS No. 146 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows for the period ended March 31, 2003.

Effective January 1, 2003, the Company adopted FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 required the disclosure of certain guarantees existing at December 31, 2002. In addition, Interpretation No. 45 required the recognition of a liability for the fair value of the obligation of qualifying guarantee activities that are initiated or modified after December 31, 2002. Accordingly, the Company has applied the recognition provisions of Interpretation No. 45 to guarantees initiated after December 31, 2002. Adoption of Interpretation No. 45 as of January 1, 2003 did not have a material impact on the Company's consolidated financial statements. See Note 6. Contingencies for a further discussion of guarantees.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual return or both. Interpretation No. 46 also provides criteria for determining whether an entity is a variable interest entity subject to consolidation. Interpretation No. 46 requires immediate consolidation of variable interest entities created after January 31, 2003. For variable interest entities created prior to February 1, 2003, consolidation is required on July 1, 2003. The adoption of Interpretation No. 46 on January 1, 2003 did not have a material impact on the Company's consolidated financial statements.

In November 2002, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," which addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF Issue No. 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF Issue No. 00-21 is effective for the Company for revenue arrangements entered into beginning July 1, 2003. The Company does not expect the adoption of EITF Issue No. 00-21 to have a material impact on its 2003 consolidated financial statements.

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

Each of the Company's segments is subject to intense competition, changes in consumer preferences, demand for its products, the effects of changing prices for its raw materials and local economic and market conditions. Their results are dependent upon their continued ability to promote brand equity successfully, to anticipate and respond to new consumer trends, to develop new products and markets, to broaden brand portfolios in order to compete effectively with lower priced products in a consolidating environment at the retail and manufacturing levels, to improve productivity and to maintain access to credit markets. The Company's results are also dependent on its ability to consummate and successfully integrate acquisitions, including its ability to derive cost savings from the integration of Nabisco's operations with the Company. In addition, the Company is subject to the effects of foreign economies, currency movements, fluctuations in levels of customer inventories and credit and other business risks related to its customers operating in a challenging economic and competitive environment. The Company's results are dependent upon its borrowing costs and credit ratings, which may in turn be influenced by the credit ratings of Altria Group, Inc. The Company's benefit expense is subject to the investment performance of pension plan assets, interest rates and cost increases for medical benefits offered to employees and retirees. The food industry continues to be subject to recalls if products become adulterated or misbranded, liability if product consumption causes injury, ingredient disclosure and labeling laws and regulations and the possibility that consumers could lose confidence in the safety and quality of certain food products. Developments in any of these areas, which are more fully described elsewhere in this document and which descriptions are incorporated into this section by reference, could cause the Company's results to differ materially from results that have been or may be projected by or on behalf of the Company. The Company cautions that the foregoing list of important factors is not exclusive. Any forward-looking statements are made as of the date of the document in which they appear. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

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

Part II – OTHER INFORMATION

Item 1. Legal Proceedings.

  Legal Proceedings

  The Company is party to a variety of legal proceedings arising out of the normal course of business, including the matters discussed below. While the results of litigation cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on the Company's results of operations or financial position.

  On May 5, 2003, a complaint was filed under Sections 17200 and 17203 of the California Business and Professions Code against the Company in California Superior Court, County of Marin, by BanTransFats.com, Inc. The complaint seeks an injunction against, among other things, the marketing and selling of Oreo cookies to children in the State of California until such cookies contain no partially hydrogenated oil or other trans fat. The complaint alleges, among other things, that hydrogenated and partially hydrogenated oils are "toxic" and "unsafe and unfit for human consumption." Although the Company has not yet been officially served with the complaint, the Company has reviewed a copy of the complaint, believes that the suit is unwarranted and will vigorously defend the litigation.

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

Item 4. Submission of Matters to a Vote of Security Holders.

                The Company's annual meeting of shareholders was held in East Hanover, New Jersey on April 22, 2003. 1,669,912,963 shares of Common Stock, 96.4% of outstanding shares, were represented in person or by proxy.

                The nine directors listed below were elected to a one-year term expiring in 2004:

	Number of Votes
	For	Withheld
Louis C. Camilleri	12,280,065,568	9,847,395
Roger K. Deromedi	12,280,100,520	9,812,443
Dinyar S. Devitre	12,280,065,244	9,847,719
W. James Farrell	12,284,624,160	5,288,803
Betsy D. Holden	12,280,055,661	9,857,302
John C. Pope	12,284,616,725	5,296,238
Mary L. Schapiro	12,284,638,003	5,274,960
Charles R. Wall	12,280,107,875	9,805,088
Deborah C. Wright	12,284,628,607	5,284,356

                The selection of PricewaterhouseCoopers LLP as independent accountants was ratified: 12,278,963,444 votes in favor; 10,378,844 votes against and 570,675 shares abstained.

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits

    4.3
    Five-Year Revolving Credit Agreement dated as of July 24, 2001, among Kraft Foods Inc., the Initial Lenders named therein, The Chase Manhattan Bank and Citibank, N.A. as Administrative Agents, Credit Suisse First Boston and Deutsche Bank AG New York Branch and/or Cayman Islands Branch as Syndication Agents, ABN AMRO Bank N.V., BNP Paribas, Dresdner Bank AG, New York and Grand Cayman Branches and HSBC Bank USA as Arrangers and Documentation Agents.

    10.5
    2001 Kraft Foods Inc. Compensation Plan for Non-Employee Directors, as amended.

    12
    Statement regarding computation of ratios of earnings to fixed charges.

    99
    Additional Exhibit.

  (b)
  Reports on Form 8-K. The Registrant (i) filed with the Securities and Exchange Commission ("SEC") a Current Report on Form 8-K on January 29, 2003, covering Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits), which contained the Company's consolidated financial statements as of and for the year ended December 31, 2002; and (ii) furnished to the SEC a Current Report on Form 8-K on April 15, 2003, covering Item 7 (Financial Statements and Exhibits) and Item 12 (Results of Operations and Financial Condition), which contained the Company's earnings release dated April 15, 2003.

Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    KRAFT FOODS INC.

    /s/ JAMES P. DOLLIVE

    James P. Dollive, Senior Vice President and
    Chief Financial Officer

    May 14, 2003

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

Date: May 14, 2003

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

Date: May 14, 2003

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

Date: May 14, 2003

/s/ JAMES P. DOLLIVE James P. Dollive Senior Vice President and Chief Financial Officer

QuickLinks

KRAFT FOODS INC. TABLE OF CONTENTS
PART I – FINANCIAL INFORMATION
  Item 1. Financial Statements.
Kraft Foods Inc. and Subsidiaries Condensed Consolidated Balance Sheets (in millions of dollars) (Unaudited)
Kraft Foods Inc. and Subsidiaries Condensed Consolidated Statements of Earnings (in millions of dollars, except per share data) (Unaudited)
Kraft Foods Inc. and Subsidiaries Condensed Consolidated Statements of Shareholders' Equity For the Year Ended December 31, 2002 and the Three Months Ended March 31, 2003 (in millions of dollars, except per share data) (Unaudited)
Kraft Foods Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (in millions of dollars) (Unaudited)
Kraft Foods Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
  Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 4. Controls and Procedures
Part II – OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 6. Exhibits and Reports on Form 8-K.
Signature
Certifications