Form 10-Q
period 2003-06-30
KRAFT FOODS INC
filed 2003-08-13
CIK 1103982

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
OR
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-16483

Kraft Foods Inc. (Exact name of registrant as specified in its charter)
Virginia	52-2284372

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Three Lakes Drive, Northfield, Illinois	60093

(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code	(847) 646-2000

Former name, former address and former fiscal year, if changed since last report

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X      No

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes   X      No

        At July 31, 2003, there were 551,635,457 shares of the registrant's Class A Common Stock outstanding, and 1,180,000,000 shares of the registrant's Class B Common Stock outstanding.

KRAFT FOODS INC.

TABLE OF CONTENTS

		Page No.
PART I-	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets at June 30, 2003 and December 31, 2002	3-4
	Condensed Consolidated Statements of Earnings for the Six Months Ended June 30, 2003 and 2002 Three Months Ended June 30, 2003 and 2002	5 6
	Condensed Consolidated Statements of Shareholders' Equity for the Year Ended December 31, 2002 and the Six Months Ended June 30, 2003	7
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002	8-9
	Notes to Condensed Consolidated Financial Statements	10-19
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20-39
Item 4.	Controls and Procedures	40
PART II-	OTHER INFORMATION
Item 1.	Legal Proceedings	41
Item 6.	Exhibits and Reports on Form 8-K	42
Signature		43

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Kraft Foods Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Cash and cash equivalents	$1,506	$215
Receivables (less allowances of $117 and $119)	3,315	3,116
Inventories:
Raw materials	1,562	1,372
Finished product	2,021	2,010

	3,583	3,382
Deferred income taxes	526	511
Other current assets	276	232

Total current assets	9,206	7,456
Property, plant and equipment, at cost	15,469	14,450
Less accumulated depreciation	5,451	4,891

	10,018	9,559
Goodwill and other intangible assets, net	36,876	36,420
Prepaid pension assets	2,933	2,814
Other assets	848	851

TOTAL ASSETS	$59,881	$57,100

See notes to condensed consolidated financial statements.

Continued

Kraft Foods Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars)
(Unaudited)

	June 30, 2003	December 31, 2002
LIABILITIES
Short-term borrowings	$2,310	$220
Current portion of long-term debt	126	352
Due to Altria Group, Inc. and affiliates	2,135	895
Accounts payable	1,608	1,939
Accrued liabilities:
Marketing	1,410	1,474
Employment costs	565	610
Other	1,386	1,316
Income taxes	617	363

Total current liabilities	10,157	7,169
Long-term debt	10,940	10,416
Deferred income taxes	5,493	5,428
Accrued postretirement health care costs	1,888	1,889
Notes payable to Altria Group, Inc. and affiliates		2,560
Other liabilities	3,846	3,806

Total liabilities	32,324	31,268
Contingencies (Note 6)
SHAREHOLDERS' EQUITY
Class A common stock, no par value (555,000,000 shares issued)
Class B common stock, no par value (1,180,000,000 shares issued and outstanding)
Additional paid-in capital	23,706	23,655
Earnings reinvested in the business	5,926	4,814
Accumulated other comprehensive losses (primarily currency translation adjustments)	(1,967)	(2,467)

	27,665	26,002
Less cost of repurchased stock (3,373,657 and 4,381,150 Class A shares)	(108)	(170)

Total shareholders' equity	27,557	25,832

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$59,881	$57,100

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Six Months Ended June 30,
	2003	2002
Net revenues	$15,200	$14,660
Cost of sales	9,044	8,669

Gross profit	6,156	5,991
Marketing, administration and research costs	3,035	2,806
Integration costs		119
Separation programs		142
Gains on sales of businesses		(3)
Amortization of intangibles	5	4

Operating income	3,116	2,923
Interest and other debt expense, net	343	451

Earnings before income taxes and minority interest	2,773	2,472
Provision for income taxes	974	877

Earnings before minority interest	1,799	1,595
Minority interest in earnings, net	2	1

Net earnings	$1,797	$1,594

Per share data:
Basic earnings per share	$1.04	$0.92

Diluted earnings per share	$1.04	$0.92

Dividends declared	$0.30	$0.26

See notes to condensed consolidated financial statements

Kraft Foods Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended June 30,
	2003	2002
Net revenues	$7,841	$7,513
Cost of sales	4,695	4,386

Gross profit	3,146	3,127
Marketing, administration and research costs	1,515	1,417
Integration costs		92
Gains on sales of businesses		(3)
Amortization of intangibles	3	2

Operating income	1,628	1,619
Interest and other debt expense, net	164	221

Earnings before income taxes and minority interest	1,464	1,398
Provision for income taxes	514	496

Earnings before minority interest	950	902
Minority interest in earnings, net	1	1

Net earnings	$949	$901

Per share data:
Basic earnings per share	$0.55	$0.52

Diluted earnings per share	$0.55	$0.52

Dividends declared	$0.15	$0.13

See notes to condensed consolidated financial statements

Kraft Foods Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity
For the Year Ended December 31, 2002 and
the Six Months Ended June 30, 2003
(in millions of dollars, except per share data)
(Unaudited)

				Accumulated Other Comprehensive Earnings/(Losses)
	Class A and B Common Stock							Total Share- holders' Equity
		Additional Paid-in Capital	Earnings Reinvested in the Business	Currency Translation Adjustments	Other	Total	Cost of Repurchased Stock
Balances, January 1, 2002	$—	$23,655	$2,391	$(2,436)	$(132)	$(2,568)	$—	$23,478
Comprehensive earnings:
Net earnings			3,394					3,394
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				187		187		187
Additional minimum pension liability					(117)	(117)		(117)
Change in fair value of derivatives accounted for as hedges					31	31		31

Total other comprehensive earnings								101

Total comprehensive earnings								3,495

Dividends declared ($0.56 per share)			(971)					(971)
Class A common stock repurchased							(170)	(170)

Balances, December 31, 2002	—	23,655	4,814	(2,249)	(218)	(2,467)	(170)	25,832
Comprehensive earnings:
Net earnings			1,797					1,797
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				548		548		548
Additional minimum pension liability					(13)	(13)		(13)
Change in fair value of derivatives accounted for as hedges					(35)	(35)		(35)

Total other comprehensive earnings								500

Total comprehensive earnings								2,297

Exercise of stock options and issuance of other stock awards		51	(165)				148	34
Dividends declared ($0.30 per share)			(520)					(520)
Class A common stock repurchased							(86)	(86)

Balances, June 30, 2003	$—	$23,706	$5,926	$(1,701)	$(266)	$(1,967)	$(108)	$27,557

Total comprehensive earnings were $1,324 million and $1,188 million, respectively, for the quarters ended June 30, 2003 and 2002 and $1,812 million for the first six months of 2002.

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2003	2002
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net earnings	$1,797	$1,594
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	388	344
Deferred income tax provision	32	74
Gains on sales of businesses		(3)
Integration costs		119
Separation programs		142
Cash effects of changes, net of the effects from acquired and divested companies:
Receivables, net	(54)	(51)
Inventories	(103)	(204)
Accounts payable	(411)	(350)
Income taxes	251	333
Other working capital items	(305)	(467)
Change in pension assets and postretirement liabilities, net	(49)	(109)
Increase (decrease) in amounts due to Altria Group, Inc. and affiliates	14	(229)
Other	19	(48)

Net cash provided by operating activities	1,579	1,145

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
Capital expenditures	(497)	(443)
Purchases of businesses, net of acquired cash	(83)	(63)
Proceeds from sales of businesses		84
Other	19	17

Net cash used in investing activities	(561)	(405)

See notes to condensed consolidated financial statements.

Continued

Kraft Foods Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2003	2002
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
Net issuance (repayment) of short-term borrowings	$2,678	$(2,195)
Long-term debt proceeds	36	2,536
Long-term debt repaid	(343)	(556)
Repayment of notes payable to Altria Group, Inc. and affiliates	(1,150)	(3,100)
(Decrease) increase in amounts due to Altria Group, Inc. and affiliates	(353)	3,003
Repurchase of Class A common stock	(86)
Dividends paid	(520)	(451)
Other	6

Net cash provided by (used in) financing activities	268	(763)

Effect of exchange rate changes on cash and cash equivalents	5	1

Cash and cash equivalents:
Increase (decrease)	1,291	(22)
Balance at beginning of period	215	162

Balance at end of period	$1,506	$140

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

These statements should be read in conjunction with the Company's consolidated financial statements and related notes, and management's discussion and analysis of financial condition and results of operations, which appear in the Company's Annual Report to Shareholders and which are incorporated by reference into the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Certain prior year amounts have been reclassified to conform with the current year's presentation, due primarily to the disclosure of more detailed information on the condensed consolidated statements of earnings and the condensed consolidated statements of cash flows, as well as the transfer of Canadian Biscuits and Pet Snacks operations from the Biscuits, Snacks and Confectionery segment to the Cheese, Meals and Enhancers segment, which contains the Company's other Canadian businesses.

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

During the first quarter of 2003, the Company granted shares of restricted stock and rights to receive shares of stock under its 2001 Performance Incentive Plan to eligible employees, giving them in most instances all of the rights of shareholders, except that they may not sell, assign, pledge or otherwise encumber such shares and rights. Such shares and rights are subject to forfeiture if certain employment conditions are not met. During the first quarter of 2003, the Company granted approximately 3.7 million Class A shares to eligible U.S.—based employees and also issued to eligible non—U.S. employees rights to receive approximately 1.6 million Class A equivalent shares. Restrictions on the stock lapse in the first quarter of 2006.

The fair value of the restricted shares and rights at the date of grant is amortized to expense ratably over the restriction period. The Company recorded compensation expense related to restricted stock and other stock awards of $27 million and $16 million, respectively, for the six months and three months ended June 30, 2003. The unamortized portion, which is reported on the condensed consolidated balance sheets as a reduction of earnings reinvested in the business, was $165 million at June 30, 2003.

At June 30, 2003, the Company had stock-based employee compensation plans. The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for those plans. No compensation expense for employee stock options is reflected in net earnings as all options granted under those plans had an exercise price equal to the market value of the common stock on the date of the grant. Net earnings, as reported, includes the after-tax impact of compensation expense related to restricted stock. The following tables illustrate the effect on net earnings and earnings per share ("EPS") if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the six months and three months ended June 30, 2003 and 2002:

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	For the Six Months Ended June 30,
	2003	2002
	(in millions, except per share data)
Net earnings, as reported	$1,797	$1,594
Deduct:
Total stock-based employee compensation expense determined under the fair value method of all stock option awards, net of related tax effects	9	42

Pro forma net earnings	$1,788	$1,552

Earnings per share:
Basic—as reported	$1.04	$0.92

Basic—pro forma	$1.03	$0.89

Diluted—as reported	$1.04	$0.92

Diluted—pro forma	$1.03	$0.89

	For the Three Months Ended June 30,
	2003	2002
	(in millions, except per share data)
Net earnings, as reported	$949	$901
Deduct:
Total stock-based employee compensation expense determined under the fair value method of all stock option awards, net of related tax effects	1	18

Pro forma net earnings	$948	$883

Earnings per share:
Basic—as reported	$0.55	$0.52

Basic—pro forma	$0.55	$0.51

Diluted—as reported	$0.55	$0.52

Diluted—pro forma	$0.55	$0.51

Note 2.    Recently Adopted Accounting Standards:

Effective January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. The adoption of SFAS No. 146 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows for the six months and three months ended June 30, 2003.

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual return or both. Interpretation No. 46 also provides criteria for determining whether an entity is a variable interest entity subject to consolidation. Interpretation No. 46 requires immediate consolidation of variable interest entities created after January 31, 2003. For variable interest entities created prior to February 1, 2003, consolidation is required on July 1, 2003. The adoption of Interpretation No. 46 did not have a material impact on the Company's consolidated financial statements.

Note 3.    Related Party Transactions:

At June 30, 2003, Altria Group, Inc. owned approximately 84.1% of the Company's outstanding shares of capital stock. Altria Group, Inc.'s subsidiary, Altria Corporate Services, Inc., provides the Company with various services, including planning, legal, treasury, accounting, auditing, insurance, human resources, office of the secretary, corporate affairs, information technology and tax services. Billings for these services, which were based on the cost to Altria Corporate Services, Inc. to provide such services and a management fee, were $165 million and $158 million for the six months ended June 30, 2003 and 2002, respectively, and $82 million and $77 million for the three months ended June 30, 2003 and 2002, respectively.

Notes payable to Altria Group, Inc. and affiliates consisted of the following:

	June 30, 2003	December 31, 2002
	(in millions)
Notes payable in 2009, interest at 7.0%	$—	$1,150
Short-term due to Altria Group, Inc. and affiliates reclassified as long-term	—	1,410

	$—	$2,560

During the first quarter of 2003, the Company repaid the remaining $1,150 million to Altria Group, Inc. on the 7.0% note. At June 30, 2003, the Company had short-term debt totaling $2,135 million payable to Altria Group, Inc., including amounts previously reclassified as long-term. Interest on these borrowings is based on the applicable London Interbank Offered Rate. Included within the short-term debt is approximately $1,700 million of notes due in the fourth quarter of 2003. The Company anticipates repaying these notes on or before maturity using a combination of cash and the proceeds from the issuance of external debt.

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 4.    Acquisitions and Divestitures:

During the second quarter of 2003, the Company acquired a biscuits business in Egypt. The aggregate cost of acquisitions during the first six months of 2003 was $83 million. During the first quarter of 2002, the Company acquired a biscuits business in Australia for $62 million.

During the first six months of 2002, the Company sold several small North American food businesses, most of which were previously classified as businesses held for sale. The net revenues and operating results of the businesses held for sale, which were not significant, were excluded from the Company's condensed consolidated statements of earnings and no gain or loss was recognized on these sales. The aggregate pre-tax proceeds received from sales of businesses during the first six months 2002 was $84 million.

In April 2003, the Company announced an agreement to sell its retail rice business in Germany, Austria and Denmark. This transaction has received approval from the German competition authorities and is expected to close in the third quarter of 2003.

The operating results of businesses acquired and divested were not material to the consolidated financial position or results of operations of the Company in any of the periods presented.

Note 5.    Earnings Per Share:

Basic and diluted EPS were calculated using the following:

	For the Six Months Ended June 30,
	2003	2002
	(in millions)
Net earnings	$1,797	$1,594

Weighted average shares for basic EPS	1,729	1,735
Plus: Incremental shares from assumed conversions of stock options		3

Weighted average shares for diluted EPS	1,729	1,738

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	For the Three Months Ended June 30,
	2003	2002
	(in millions)
Net earnings	$949	$901

Weighted average shares for basic EPS	1,728	1,735
Plus: Incremental shares from assumed conversions of stock options		3

Weighted average shares for diluted EPS	1,728	1,738

Note 6.    Contingencies:

The Company and its subsidiaries are parties to a variety of legal proceedings arising out of the normal course of business, including a few cases in which substantial amounts of damages are sought. While the results of litigation cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Guarantees:    At June 30, 2003, the Company's third-party guarantees, which are primarily derived from acquisition and divestiture activities, approximated $31 million. Substantially all of these guarantees expire through 2012, with $22 million expiring through June 30, 2004. The Company is required to perform under these guarantees in the event that a third party fails to make contractual payments or achieve performance measures. The Company has recorded a liability of $21 million at June 30, 2003 relating to these guarantees.

Note 7.    Goodwill and Other Intangible Assets, Net:

Goodwill by reportable segment was as follows:

	June 30, 2003	December 31, 2002
	(in millions)
Cheese, Meals and Enhancers	$8,576	$8,556
Biscuits, Snacks and Confectionery	9,255	9,262
Beverages, Desserts and Cereals	2,143	2,143
Oscar Mayer and Pizza	616	616

Total Kraft Foods North America	20,590	20,577

Europe, Middle East and Africa	4,523	4,082
Latin America and Asia Pacific	278	252

Total Kraft Foods International	4,801	4,334

Total goodwill	$25,391	$24,911

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Intangible assets were as follows:

	June 30, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)		(in millions)
Non-amortizable intangible assets	$11,447		$11,485
Amortizable intangible assets	73	$35	54	$30

Total intangible assets	$11,520	$35	$11,539	$30

Non-amortizable intangible assets consist substantially of brand names purchased through the Nabisco acquisition. Amortizable intangible assets consist primarily of certain trademark licenses and non-compete agreements. Pre-tax amortization expense for intangible assets was $5 million for the six months ended June 30, 2003 and $3 million for the three months ended June 30, 2003. Based upon the amortizable intangible assets recorded in the condensed consolidated balance sheet at June 30, 2003, amortization expense for each of the next five years is estimated to be $10 million or less.

The increase in goodwill and other intangible assets, net, during the six months ended June 30, 2003 of $456 million is due primarily to currency translation ($398 million) and acquisitions.

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

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Reportable segment data were as follows:

	For the Six Months Ended June 30,
	2003	2002
	(in millions)
Net revenues:
Cheese, Meals and Enhancers	$4,658	$4,641
Biscuits, Snacks and Confectionery	2,344	2,320
Beverages, Desserts and Cereals	2,429	2,345
Oscar Mayer and Pizza	1,593	1,556

Total Kraft Foods North America	11,024	10,862

Europe, Middle East and Africa	3,240	2,767
Latin America and Asia Pacific	936	1,031

Total Kraft Foods International	4,176	3,798

Total net revenues	$15,200	$14,660

Earnings before income taxes and minority interest:
Operating companies income:
Kraft Foods North America:
Cheese, Meals and Enhancers	$1,170	$1,101
Biscuits, Snacks and Confectionery	467	475
Beverages, Desserts and Cereals	731	599
Oscar Mayer and Pizza	312	292
Kraft Foods International:
Europe, Middle East and Africa	428	387
Latin America and Asia Pacific	105	164
Amortization of intangibles	(5)	(4)
General corporate expenses	(92)	(91)

Total operating income	3,116	2,923
Interest and other debt expense, net	(343)	(451)

Earnings before income taxes and minority interest	$2,773	$2,472

	For the Three Months Ended June 30,
	2003	2002
	(in millions)
Net revenues:
Cheese, Meals and Enhancers	$2,440	$2,394
Biscuits, Snacks and Confectionery	1,201	1,224
Beverages, Desserts and Cereals	1,206	1,156
Oscar Mayer and Pizza	797	794

Total Kraft Foods North America	5,644	5,568

Europe, Middle East and Africa	1,686	1,422
Latin America and Asia Pacific	511	523

Total Kraft Foods International	2,197	1,945

Total net revenues	$7,841	$7,513

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	For the Three Months Ended June 30,
	2003	2002
	(in millions)
Earnings before income taxes and minority interest:
Operating companies income:
Kraft Foods North America:
Cheese, Meals and Enhancers	$623	$640
Biscuits, Snacks and Confectionery	252	280
Beverages, Desserts and Cereals	356	291
Oscar Mayer and Pizza	152	158
Kraft Foods International:
Europe, Middle East and Africa	232	212
Latin America and Asia Pacific	64	87
Amortization of intangibles	(3)	(2)
General corporate expenses	(48)	(47)

Total operating income	1,628	1,619
Interest and other debt expense, net	(164)	(221)

Earnings before income taxes and minority interest	$1,464	$1,398

Within its two geographic regions, KFI's brand portfolio spans five core consumer sectors. The following table shows net revenues for KFI by consumer sector:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2003	2002	2003	2002
	(in millions)
Consumer Sector:
Snacks	$1,580	$1,403	$802	$674
Beverages	1,485	1,328	797	706
Cheese	622	574	324	298
Grocery	337	365	187	195
Convenient Meals	152	128	87	72

Total Kraft Foods International	$4,176	$3,798	$2,197	$1,945

During the second quarter of 2002, the Company recorded a pre-tax integration related charge of $92 million for the closing of a Kraft facility and other integration programs. During the first quarter of 2002, the Company recorded a pre-tax integration related charge of $27 million to consolidate production lines in North America. These charges were included in the operating companies income of the following segments:

	Integration Costs
	First Quarter 2002	Second Quarter 2002	Total
	(in millions)
Cheese, Meals and Enhancers	$27	$8	$35
Biscuits, Snacks and Confectionery		1	1
Beverages, Desserts and Cereals		59	59
Oscar Mayer and Pizza		7	7
Latin America and Asia Pacific		17	17

	$27	$92	$119

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In addition, during the first quarter of 2002, the Company recorded a pre-tax charge of $142 million related to employee acceptances under a voluntary retirement program. This charge was included in the operating companies income of the following segments:

Separation Programs
(in millions)
Cheese, Meals and Enhancers	$60
Biscuits, Snacks and Confectionery	3
Beverages, Desserts and Cereals	47
Oscar Mayer and Pizza	25
Europe, Middle East and Africa	5
Latin America and Asia Pacific	2

$142

Note 9.    Financial Instruments:

During the six months and three months ended June 30, 2003 and 2002, ineffectiveness related to cash flow hedges was not material. At June 30, 2003, the Company was hedging forecasted transactions for periods not exceeding the next seventeen months and expects substantially all amounts reported in accumulated other comprehensive earnings (losses) to be reclassified to the consolidated statement of earnings within the next twelve months.

Hedging activity affected accumulated other comprehensive earnings (losses), net of income taxes, as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2003	2002	2003	2002
	(in millions)
Gain (loss) at beginning of period	$13	$(18)	$(24)	$5
Derivative (gains) losses transferred to earnings	(13)	13	(4)	2
Change in fair value	(22)	(6)	6	(18)

Loss as of June 30	$(22)	$(11)	$(22)	$(11)

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 10.    Recently Issued Accounting Pronouncements:

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for classification and measurement of mandatorily redeemable financial instruments, obligations to repurchase the issuer's equity shares by transferring assets, and certain obligations to issue a variable number of shares. SFAS No. 150 is effective immediately for financial instruments entered into or modified after May 31, 2003. SFAS No. 150 is effective on July 1, 2003 for financial instruments created or modified before May 31, 2003. The adoption of SFAS No. 150 is not expected to have a material impact on the Company's 2003 consolidated financial statements.

In May 2003, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 01-8, "Determining Whether an Arrangement Contains a Lease." EITF Issue No. 01-8 provides guidance on how to determine whether an arrangement contains a lease that is within the scope of SFAS No. 13, "Accounting for Leases." EITF Issue No. 01-8 is effective for arrangements entered into or modified after June 30, 2003. The Company does not expect the adoption of EITF Issue No. 01-8 to have a material impact on its 2003 consolidated financial statements.

In May 2003, the EITF reached a consensus on EITF Issue No. 03-3, "Applicability of EITF Abstracts, Topic No. D-79, 'Accounting for Retroactive Insurance Contracts Purchased by Entities Other Than Insurance Enterprises,' to Claims-Made Insurance Policies," regarding the accounting for claims-made insurance policies by the insured party. EITF Issue No. 03-3 provides guidance for determining whether a claims-made insurance policy contains a retroactive provision. EITF Issue No. 03-3 is effective for arrangements entered into or modified after June 30, 2003. The Company does not expect the adoption of EITF Issue No. 03-3 to have a material impact on its 2003 consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its 2003 consolidated financial statements.

In November 2002, the EITF issued EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," which addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF Issue No. 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF Issue No. 00-21 is effective for revenue arrangements entered into beginning July 1, 2003. The Company does not expect the adoption of EITF Issue No. 00-21 to have a material impact on its 2003 consolidated financial statements.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Environment

Kraft Foods Inc. ("Kraft"), together with its subsidiaries (collectively referred to as the "Company"), is the largest branded food and beverage company headquartered in the United States. At June 30, 2003, Altria Group, Inc. held 97.8% of the combined voting power of Kraft's outstanding capital stock and owned approximately 84.1% of the outstanding shares of Kraft's capital stock.

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

The Company is subject to a number of challenges that may adversely affect its businesses. These challenges, which are discussed below and under the "Forward-Looking and Cautionary Statements," include:

  •
  fluctuations in commodity prices;

  •
  movements of foreign currencies against the U.S. dollar;

  •
  competitive challenges in various products and markets;

  •
  a trend toward increasing consolidation in the retail trade and consequent inventory reductions;

  •
  changing consumer preferences;

  •
  competitors with different profit objectives and less susceptibility to currency exchange rates; and

  •
  consumer concerns about food safety, quality and health, including concerns about genetically modified organisms and obesity.

To confront these challenges, the Company continues to take steps to build the value of its brands, improve its food business portfolio with new product and marketing initiatives and to address consumer concerns about food safety, quality and health. With obesity rates on the rise around the world, on July 1, 2003, the Company announced a range of obesity related initiatives addressing product nutrition, marketing practices, consumer information and public advocacy and dialogue.

During the second quarter of 2003, several factors contributed to lower than anticipated volume growth. These factors include trade inventory reductions, resulting from several customers experiencing financial difficulty, warehouse consolidations, store closings and retailers' stated initiatives to reduce working capital, as well as the combined adverse effect of global economic weakness and higher price gaps in some key categories and countries. To improve volume and share trends, the Company announced that it will increase marketing spending behind certain U.S. businesses in the balance of 2003. The incremental investment is expected to be approximately $200 million higher than previously planned amounts, with spending in the second half of 2003. The Company expects full year diluted earnings per share in the range of $2.00-$2.05 for 2003. The Company also anticipates increased marketing spending behind certain U.S. businesses in 2004. Please refer to the Forward-Looking and Cautionary Statements for a discussion of factors that could cause actual results and outcomes to differ materially from expected results.

As more fully discussed in the Debt and Liquidity section, during the first quarter of 2003, as a result of a judgment against Altria Group, Inc.'s domestic tobacco subsidiary, the Company's credit ratings were lowered, eliminating its access to the commercial paper market. Consequently, in April 2003, the Company began to borrow against its revolving credit facilities at an increased borrowing cost. Subsequently, the Company regained access to the commercial paper market and began to reduce borrowings against its revolving credit facilities.

Fluctuations in commodity prices can lead to retail price volatility, intensive price competition and influence consumer and trade buying patterns. KFNA's and KFI's businesses are subject to fluctuating commodity costs, including dairy, coffee bean and cocoa costs. Dairy commodity prices on average have been lower than those incurred in 2002, while coffee and cocoa prices have been higher than in 2002.

On December 11, 2000, the Company acquired all of the outstanding shares of Nabisco Holdings Corp. ("Nabisco"). The closure of a number of Nabisco domestic and international facilities resulted in severance and other exit costs of $379 million, which were included in the adjustments for the allocation of the Nabisco purchase price. The closures will require total cash payments of $373 million, of which approximately $210 million has been spent through June 30, 2003. Substantially all closures are completed and the remaining payments relate to salary continuation payments for severed employees and lease payments.

The integration of Nabisco into the operations of the Company has also resulted in the closure or reconfiguration of several of the Company's existing facilities. During the first quarter of 2002, approximately 700 salaried employees elected to retire or terminate employment under voluntary retirement programs. As a result, the Company recorded a pre-tax charge of $142 million during the first quarter of 2002 related to these programs. In addition, during the first quarter of 2002, the Company recorded pre-tax integration related charges of $27 million to consolidate production lines in North America. During the second quarter of 2002, the Company recorded pre-tax integration related charges of $92 million for the closing of a facility and other integration programs.

During the first six months of 2002, the Company sold several small North American food businesses, most of which were previously classified as businesses held for sale. The net revenues and operating results of the businesses held for sale, which were not significant, were excluded from the Company's condensed consolidated statements of earnings and no gain or loss was recognized on these sales. The aggregate pre-tax proceeds received from sales of businesses during the first six months of 2002 was $84 million.

During the second quarter of 2003, the Company acquired a biscuits business in Egypt. The aggregate cost of acquisitions during the first six months of 2003 was $83 million. During the first quarter of 2002, the Company acquired a biscuits business in Australia for $62 million.

In April 2003, the Company announced an agreement to sell its retail rice business in Germany, Austria and Denmark. This transaction has received approval from the German competition authorities and is expected to close in the third quarter of 2003.

The operating results of businesses acquired and divested were not material to the consolidated financial position or results of operations of the Company in any of the periods presented.

Consolidated Operating Results

	For the Six Months Ended June 30,
	2003	2002
	(in millions, except per share data)
Volume (in pounds)	9,371	9,285

Net revenues	$15,200	$14,660

Operating income:
Operating companies income:
Cheese, Meals and Enhancers	$1,170	$1,101
Biscuits, Snacks and Confectionery	467	475
Beverages, Desserts and Cereals	731	599
Oscar Mayer and Pizza	312	292
Europe, Middle East and Africa	428	387
Latin America and Asia Pacific	105	164
Amortization of intangibles	(5)	(4)
General corporate expenses	(92)	(91)

Operating income	$3,116	$2,923

Net earnings	$1,797	$1,594

Weighted average shares for diluted earnings per share	1,729	1,738

Diluted earnings per share	$1.04	$0.92

	For the Three Months Ended June 30,
	2003	2002
	(in millions, except per share data)
Volume (in pounds)	4,907	4,827

Net revenues	$7,841	$7,513

Operating income:
Operating companies income:
Cheese, Meals and Enhancers	$623	$640
Biscuits, Snacks and Confectionery	252	280
Beverages, Desserts and Cereals	356	291
Oscar Mayer and Pizza	152	158
Europe, Middle East and Africa	232	212
Latin America and Asia Pacific	64	87
Amortization of intangibles	(3)	(2)
General corporate expenses	(48)	(47)

Operating income	$1,628	$1,619

Net earnings	$949	$901

Weighted average shares for diluted earnings per share	1,728	1,738

Diluted earnings per share	$0.55	$0.52

The following events occurred during the first six months and second quarter of 2002 that affected the comparability of statement of earnings amounts:

•
Integration Costs— During the first six months and second quarter of 2002, the Company recorded $119 million and $92 million, respectively, of pre-tax integration related charges relating to the consolidation of production lines, the closing of a facility and other integration programs. These charges were included in the operating companies income of the following segments:

	For the Six Months Ended June 30, 2002	For the Three Months Ended June 30, 2002
	(in millions)
Cheese, Meals and Enhancers	$35	$8
Biscuits, Snacks and Confectionery	1	1
Beverages, Desserts and Cereals	59	59
Oscar Mayer and Pizza	7	7
Latin America and Asia Pacific	17	17

	$119	$92

•
Separation Programs— During 2002, approximately 700 salaried employees elected to retire or terminate employment under voluntary retirement programs. As a result, the Company recorded a pre- tax charge of $142 million in the first quarter of 2002. This charge was included in the operating companies income of the following segments (in millions):
Cheese, Meals and Enhancers	$60
Biscuits, Snacks and Confectionery	3
Beverages, Desserts and Cereals	47
Oscar Mayer and Pizza	25
Europe, Middle East and Africa	5
Latin America and Asia Pacific	2

$142

As discussed in Note 8. Segment Reporting, management reviews operating companies income, which is defined as operating income before general corporate expenses and amortization of intangibles, to evaluate segment performance and allocate resources. Management believes it is appropriate to disclose this measure to help investors analyze business performances and trends of the various business segments.

Consolidated Results of Operations for the Six Months Ended June 30, 2003

Volume for the first six months of 2003 increased 0.9% over the comparable 2002 period, due primarily to increased shipments in the Beverages, Desserts and Cereals segment, contributions from new products and growth in developing markets, partially offset by the impact of divested businesses, a reduction in trade inventories and the combined adverse effect of global economic weakness and higher price gaps in certain categories and countries.

Net revenues for the first six months of 2003 increased $540 million (3.7%) over the comparable 2002 period, due primarily to favorable currency ($228 million), higher pricing ($213 million, reflecting higher commodity and currency devaluation-driven costs) and higher volume/mix ($128 million), partially offset by the impact of businesses divested in 2002 ($49 million).

Operating income for the first six months of 2003 increased $193 million (6.6%) over the comparable 2002 period, due primarily to the 2002 pre-tax charges for separation programs ($142 million) and integration costs ($119 million), higher pricing, net of cost increases ($38 million, including productivity and synergy savings), and favorable currency ($24 million), partially offset by higher marketing, administration and research costs ($60 million) and higher fixed overhead costs (including higher benefit costs). The higher benefit costs were primarily related to pension and stock compensation costs.

Currency movements have increased net revenues by $228 million and operating income by $24 million over the first six months of 2002. These increases in net revenues and operating income are due primarily to the weakness of the U.S. dollar against the euro and other currencies, partially offset by the strength of the U.S. dollar against certain Latin American currencies.

Interest and other debt expense, net, decreased $108 million from the first six months of 2002. This decrease is due to the Company's refinancing of notes payable to Altria Group, Inc., lower short-term interest rates and the use of free cash flow to pay down debt.

Net earnings of $1,797 million for the first six months of 2003 increased $203 million (12.7%) over the comparable period of 2002, due primarily to growth in operating income and lower interest expense. Diluted and basic earnings per share ("EPS"), which were both $1.04 for the first six months of 2003, increased by 13.0% over 2002.

Consolidated Results of Operations for the Three Months Ended June 30, 2003

Volume for the second quarter of 2003 increased 1.7% over the comparable 2002 period, due primarily to increased shipments in the Beverages, Desserts and Cereals segment, contributions from new products, the shift in shipments supporting the Easter holiday, which fell into the second quarter of 2003 versus the first quarter of 2002, and growth in developing markets. These gains were partially offset by the impact of divested businesses, trade inventory reductions and the combined adverse effect of global economic weakness and higher price gaps in certain categories and countries.

Net revenues for the second quarter of 2003 increased $328 million (4.4%) over the comparable 2002 period, due primarily to favorable currency ($147 million), higher volume/mix ($100 million) and higher pricing ($97 million, reflecting higher commodity and currency devaluation-driven costs, partially offset by higher promotional spending and product returns from new biscuit product launches that fell short of expectations). These increases were partially offset by the impact of 2002 divested businesses ($27 million).

Operating income for the second quarter of 2003 increased $9 million (0.6%) over the comparable 2002 period, due primarily to the 2002 pre-tax charges for integration costs ($92 million), higher volume/mix ($30 million) and favorable currency ($18 million), partially offset by cost increases, net of higher pricing ($66 million, due primarily to higher commodity costs, increased promotional spending and product returns from new biscuit product launches that fell short of expectations), and higher fixed overhead costs (including higher benefit costs).

Currency movements have increased net revenues by $147 million and operating income by $18 million over the second quarter of 2002. These increases in net revenues and operating income are due primarily to the weakness of the U.S. dollar against the euro and other currencies, partially offset by the strength of the U.S. dollar against certain Latin American currencies.

Interest and other debt expense, net, decreased $57 million from the second quarter of 2002. This decrease is due to the Company's refinancing of notes payable to Altria Group, Inc., lower short-term interest rates and the use of free cash flow to pay down debt.

Net earnings of $949 million for the second quarter of 2003 increased $48 million (5.3%) over the comparable period of 2002, due primarily to lower interest expense and growth in operating income. Diluted and basic EPS, which were both $0.55 for the second quarter of 2003, increased by 5.8% over 2002.

Operating Results by Business Segment

Kraft Foods North America, Inc.

Operating Results

	For the Six Months Ended June 30,
	2003	2002
	(in millions)
Volume (in pounds):
Cheese, Meals and Enhancers	3,135	3,098
Biscuits, Snacks and Confectionery	1,018	1,060
Beverages, Desserts and Cereals	2,075	1,941
Oscar Mayer and Pizza	817	813

Total Kraft Foods North America	7,045	6,912

	For the Six Months Ended June 30,
	2003	2002
	(in millions)
Net revenues:
Cheese, Meals and Enhancers	$4,658	$4,641
Biscuits, Snacks and Confectionery	2,344	2,320
Beverages, Desserts and Cereals	2,429	2,345
Oscar Mayer and Pizza	1,593	1,556

Total Kraft Foods North America	$11,024	$10,862

Operating companies income:
Cheese, Meals and Enhancers	$1,170	$1,101
Biscuits, Snacks and Confectionery	467	475
Beverages, Desserts and Cereals	731	599
Oscar Mayer and Pizza	312	292

Total Kraft Foods North America	$2,680	$2,467

During the first quarter of 2003, the Company transferred management responsibility of its Canadian Biscuits and Pet Snacks operations from the Biscuits, Snacks and Confectionery segment to the Cheese, Meals and Enhancers segment, which contains the Company's other Canadian businesses. Accordingly, all prior period amounts have been reclassified to reflect the transfer.

Volume for the first six months of 2003 increased 1.9% over the comparable period of 2002, due primarily to increased shipments in the Beverages, Desserts and Cereals segment and contributions from new products, partially offset by the divestiture of a small confectionery business in 2002, a reduction in trade inventories and consumption weakness in certain categories.

During the first six months of 2003, net revenues increased $162 million (1.5%) over the first six months of 2002, due to higher volume/mix ($118 million), higher pricing ($42 million) and favorable currency ($12 million), partially offset by the divestiture of a small confectionery business in 2002.

Operating companies income for the first six months of 2003 increased $213 million (8.6%) over the comparable period of 2002, due primarily to the 2002 pre-tax charges for separation programs ($135 million) and integration costs ($102 million), and higher pricing, net of cost increases ($22 million), partially offset by higher fixed overhead costs (including higher benefit costs). As discussed above in the Business Environment section, the Company announced that it will increase planned marketing spending by approximately $200 million behind certain U.S. businesses in the second half of 2003.

The following discusses operating results within each of KFNA's reportable segments.

Cheese, Meals and Enhancers.    Volume in the first six months of 2003 increased 1.2% over the comparable period of 2002, due primarily to higher shipments in Canada, food service and Mexico, partially offset by lower consumption and reduced trade inventories in certain cheese and enhancers businesses. Volume in Canada and Mexico increased, driven by new product introductions. Volume in the food service business in the United States also increased due to higher shipments of cheese and meat to national accounts and increased demand for ingredient products.

During the first six months of 2003, net revenues increased $17 million (0.4%) over the first six months of 2002, due to favorable currency ($12 million) and higher volume/mix ($5 million).

Operating companies income for the first six months of 2003 increased $69 million (6.3%) over the comparable period of 2002, due primarily to the 2002 pre-tax charges for separation programs ($60 million) and integration costs ($35 million), and favorable costs ($23 million, including favorable commodity costs and productivity savings), partially offset by unfavorable volume/mix ($27 million) and higher fixed overhead costs (including higher benefit costs).

Biscuits, Snacks and Confectionery.    Volume in the first six months of 2003 decreased 4.0% from the comparable period of 2002, due primarily to consumption weakness in cookies, reduced trade inventories and the divestiture of a small confectionery business in 2002.

During the first six months of 2003, net revenues increased $24 million (1.0%) over the first six months of 2002, due primarily to higher volume/mix ($36 million), partially offset by the divestiture of a small confectionery business in 2002 ($10 million).

Operating companies income for the first six months of 2003 decreased $8 million (1.7%) from the comparable period of 2002, due primarily to unfavorable costs ($5 million, including higher commodity costs) and higher fixed overhead costs, partially offset by lower marketing, administration and research costs ($39 million).

Beverages, Desserts and Cereals.    Volume in the first six months of 2003 increased 6.9% over the comparable period in 2002, due primarily to higher shipments of ready-to-drink beverages, which were aided by new product introductions. Volume declined in coffee, due primarily to reduced consumption, as higher prices resulted in category and share declines.

During the first six months of 2003, net revenues increased $84 million (3.6%) over the first six months of 2002, due to higher volume/mix ($54 million) and higher pricing ($30 million).

Operating companies income for the first six months of 2003 increased $132 million (22.0%) over the comparable period of 2002, due primarily to the 2002 pre-tax charges for integration costs ($59 million) and separation programs ($47 million), lower marketing, administration and research costs ($35 million) and higher volume/mix ($19 million), partially offset by higher fixed overhead costs (including higher benefit costs).

Oscar Mayer and Pizza.    Volume in the first six months of 2003 increased slightly over the comparable period of 2002, due primarily to volume gains in frozen pizza, bacon and soy-based meat alternatives, offset by lower consumption of cold cuts.

During the first six months of 2003, net revenues increased $37 million (2.4%) over the first six months of 2002, due to higher volume/mix ($23 million) and higher pricing ($14 million).

Operating companies income for the first six months of 2003 increased $20 million (6.8%) over the comparable period of 2002, due primarily to the 2002 pre-tax charges for separation programs ($25 million) and integration costs ($7 million), higher pricing, net of cost increases ($9 million), and higher volume/mix ($6 million), partially offset by higher marketing, administration and research costs ($15 million) and higher fixed overhead costs (including higher benefit costs).

Kraft Foods International, Inc.

Operating Results

	For the Six Months Ended June 30,
	2003	2002
	(in millions)
Volume (in pounds):
Europe, Middle East and Africa	1,410	1,391
Latin America and Asia Pacific	916	982

Total Kraft Foods International	2,326	2,373

Net revenues:
Europe, Middle East and Africa	$3,240	$2,767
Latin America and Asia Pacific	936	1,031

Total Kraft Foods International	$4,176	$3,798

Operating companies income:
Europe, Middle East and Africa	$428	$387
Latin America and Asia Pacific	105	164

Total Kraft Foods International	$533	$551

Volume for the first six months of 2003 decreased 2.0% from the first six months of 2002, due to the divestiture of a Latin American bakery ingredients business in 2002, partially offset by growth in developing markets, new product introductions and the acquisitions of a snacks business in Turkey and a biscuits business in Egypt.

During the first six months of 2003, net revenues increased $378 million (10.0%) over the first six months of 2002, due primarily to favorable currency ($216 million), higher pricing ($171 million, reflecting higher commodity and currency devaluation-driven costs in Latin America) and the impact of acquisitions ($20 million), partially offset by the impact of divestitures ($39 million).

Operating companies income for the first six months of 2003 decreased $18 million (3.3%) from the first six months of 2002, due primarily to higher marketing, administration and research costs ($70 million) and the impact of divestitures ($6 million), partially offset by favorable currency ($23 million), the 2002 pre-tax charges for integration costs ($17 million) and separation programs ($7 million) and higher pricing, net of cost increases ($16 million).

The following discusses operating results within each of KFI's reportable segments.

Europe, Middle East and Africa.    Volume for the first six months of 2003 increased 1.4% over the comparable period of 2002, driven by volume growth across the Central and Eastern Europe, Middle East and Africa region, new product introductions and the recent acquisition of a biscuits business in Egypt as well as a snacks business acquisition in Turkey during the third quarter of 2002, partially offset by the volume impact of price competition and consumer down-trading to lower-priced alternatives in select markets. Snacks volume increased, benefiting from the recent acquisition of a biscuits business in Egypt and the 2002 acquisition in Turkey, and the continued growth of confectionery businesses in Russia and Poland, partially offset by lower volume in select markets due to price competition. Beverages volume also increased, due primarily to increased coffee shipments in many markets, including Germany, Poland, Romania and Russia. In convenient meals, volume increased due to higher shipments of canned meats in Italy, partially offset by declines in Germany. Cheese volume declined, due primarily to the impact of price competition in Germany and Spain and lower shipments in the Middle East, partially offset by gains in cream cheese and cheese slices in Italy. Grocery volume was comparable with the prior year.

Net revenues for the first six months of 2003 increased $473 million (17.1%) over the comparable period of 2002, due to favorable currency ($442 million), the impact of acquisitions ($20 million) and higher volume/mix ($17 million), partially offset by lower pricing ($6 million).

Operating companies income for the first six months of 2003 increased $41 million (10.6%) over the comparable period of 2002, due primarily to favorable currency ($51 million) and the 2002 pre-tax charge for separation programs ($5 million), partially offset by lower pricing and cost increases ($22 million).

Latin America and Asia Pacific.    Volume for the first six months of 2003 decreased 6.7% from the comparable period in 2002, due to the divestiture of a Latin American bakery ingredients business in 2002, political and economic instability in Venezuela during the first quarter of 2003 and economic weakness in Argentina, partially offset by growth in most Asia Pacific markets. Snacks volume decreased, due primarily to political and economic instability in Venezuela, confectionery market decline in Brazil and a decline in Argentina, partially offset by biscuits volume growth in many markets, including Brazil, Colombia, Central America, Australia, Southeast Asia and China. In grocery, volume declined in Latin America, due primarily to the sale of a bakery ingredients business in the fourth quarter of 2002. In beverages, volume grew in both coffee and refreshment beverages. Coffee volume increased due primarily to higher shipments to China. Refreshment beverages volume increased, due to growth in most markets, including Brazil, Venezuela and the Philippines, aided by new product introductions. In cheese, volume increased due to higher shipments in Japan, partially offset by declines in Indonesia and political and economic instability in Venezuela. Convenient meals volume also grew, benefiting from gains in Argentina.

During the first six months of 2003, net revenues decreased $95 million (9.2%) from the first six months of 2002, due to unfavorable currency ($226 million), the divestiture of a Latin American bakery ingredients business in 2002 ($39 million) and lower volume/mix ($7 million), partially offset by higher pricing ($177 million, reflecting higher commodity and currency devaluation-driven costs).

Operating companies income for the first six months of 2003 decreased $59 million (36.0%) from the comparable period of 2002, due primarily to higher marketing, administration and research costs ($73 million), unfavorable currency ($28 million), lower volume/mix ($6 million) and the divestiture of a Latin American bakery ingredients business in 2002 ($6 million), partially offset by higher pricing, net of cost increases ($38 million), and the 2002 pre-tax charges for integration costs ($17 million) and separation programs ($2 million).

Kraft Foods North America, Inc.

Operating Results

	For the Three Months Ended June 30,
	2003	2002
	(in millions)
Volume (in pounds):
Cheese, Meals and Enhancers	1,652	1,609
Biscuits, Snacks and Confectionery	517	550
Beverages, Desserts and Cereals	1,087	1,001
Oscar Mayer and Pizza	418	423

Total Kraft Foods North America	3,674	3,583

	For the Three Months Ended June 30,
	2003	2002
	(in millions)
Net revenues:
Cheese, Meals and Enhancers	$2,440	$2,394
Biscuits, Snacks and Confectionery	1,201	1,224
Beverages, Desserts and Cereals	1,206	1,156
Oscar Mayer and Pizza	797	794

Total Kraft Foods North America	$5,644	$5,568

Operating companies income:
Cheese, Meals and Enhancers	$623	$640
Biscuits, Snacks and Confectionery	252	280
Beverages, Desserts and Cereals	356	291
Oscar Mayer and Pizza	152	158

Total Kraft Foods North America	$1,383	$1,369

Volume for the second quarter of 2003 increased 2.5% over the comparable period of 2002, due primarily to increased shipments in the Beverages, Desserts and Cereals segment, contributions from new products and the shift in shipments supporting the Easter holiday, which fell into the second quarter of 2003 versus the first quarter of 2002, partially offset by trade inventory reductions, lower consumption in certain categories and the divestiture of a small confectionery business in 2002.

During the second quarter of 2003, net revenues increased $76 million (1.4%) over the second quarter of 2002, due primarily to higher volume/mix ($65 million), favorable currency ($18 million) and higher pricing, partially offset by higher trade spending to manage price gaps, primarily on certain cheese categories, returns of new biscuit products that did not perform as expected and the divestiture of a small confectionery business in 2002.

Operating companies income for the second quarter of 2003 increased $14 million (1.0%) over the comparable period of 2002, due primarily to the 2002 pre-tax charge for integration costs ($75 million) and higher volume/mix ($14 million), partially offset by cost increases, net of higher pricing (aggregating $65 million, including higher commodity costs, increased promotional spending in certain categories and returns of new biscuit products that did not perform as expected), and higher fixed overhead costs (including higher benefit costs). As discussed above in the Business Environment section, the Company announced that it will increase planned marketing spending by approximately $200 million behind certain U.S. businesses in the second half of 2003.

The following discusses operating results within each of KFNA's reportable segments.

Cheese, Meals and Enhancers.    Volume in the second quarter of 2003 increased 2.7% over the comparable period of 2002, due primarily to the shift in Easter shipments and volume gains in Mexico, Canada and food service. In cheese, volume increased due to the Easter timing shift; however, cheese shares declined in a number of categories, driven by higher price gaps versus competitors. In Mexico and Canada, volume increased, aided by new product introductions. Volume in the food service business in the United States also increased, due to higher shipments to national accounts and increased demand for ingredient products. In enhancers, volume declined due to reduced consumption and trade inventory reductions, primarily in spoonable salad dressings and barbecue sauce.

During the second quarter of 2003, net revenues increased $46 million (1.9%) over the second quarter of 2002, due to higher volume/mix ($40 million) and favorable currency ($18 million), partially offset by lower pricing ($12 million, primarily higher trade spending in response to lower dairy costs).

Operating companies income for the second quarter of 2003 decreased $17 million (2.7%) from the comparable period of 2002, due primarily to lower pricing and unfavorable costs ($27 million) and higher fixed overhead costs (including higher benefit costs), partially offset by lower marketing, administration and research costs ($14 million), the 2002 pre-tax charge for integration costs ($8 million) and higher volume/mix ($8 million).

Biscuits, Snacks and Confectionery.    Volume in the second quarter of 2003 decreased 6.0% from the comparable period of 2002, due primarily to lower shipments in biscuits and the divestiture of a small confectionery business in 2002. In biscuits, volume declined due to reduced consumption in cookies reflecting both category declines and lower response from promotional programs. In snacks, volume increased driven by marketing programs and contributions from new products.

During the second quarter of 2003, net revenues decreased $23 million (1.9%) from the second quarter of 2002, due to product returns associated with new biscuit products ($17 million), lower volume/mix ($6 million) and the divestiture of a small confectionery business in 2002 ($6 million), partially offset by higher pricing.

Operating companies income for the second quarter of 2003 decreased $28 million (10.0%) from the comparable period of 2002, due primarily to cost increases, net of higher pricing (aggregating $32 million, driven by higher commodity costs and product returns associated with new biscuit products), and higher fixed overhead costs, partially offset by lower marketing, administration and research costs ($41 million, including synergy savings).

Beverages, Desserts and Cereals.    Volume in the second quarter of 2003 increased 8.6% over the comparable period in 2002, due primarily to higher shipments of ready-to-drink beverages, which were aided by new product introductions. Volume also increased in dry packaged desserts and frozen toppings due primarily to the shift in Easter shipments. Coffee volume declined due to lower consumption, as higher prices resulted in category and share declines.

During the second quarter of 2003, net revenues increased $50 million (4.3%) over the second quarter of 2002, due to higher volume/mix ($35 million) and higher pricing ($15 million).

Operating companies income for the second quarter of 2003 increased $65 million (22.3%) over the comparable period of 2002, due primarily to the 2002 pre-tax charge for integration costs ($59 million), lower marketing, administration and research costs ($17 million) and higher volume/mix ($16 million), partially offset by unfavorable costs, net of higher pricing ($10 million, including higher commodity costs), and higher fixed overhead costs (including higher benefit costs).

Oscar Mayer and Pizza.    Volume in the second quarter of 2003 decreased 1.2% from the comparable period of 2002, due primarily to lower volume in cold cuts and hot dogs, partially offset by contributions from new products in lunch combinations and pizza. Volume declined in cold cuts and hot dogs due to increased price gaps versus regional price-oriented brands.

During the second quarter 2003, net revenues increased $3 million (0.4%) over the second quarter of 2002, due to higher pricing ($7 million, including increased promotional spending to narrow price gaps), partially offset by lower volume/mix ($4 million).

Operating companies income for the second quarter of 2003 decreased $6 million (3.8%) from the comparable period of 2002, due primarily to lower volume/mix ($5 million), higher marketing, administration and research costs ($5 million) and higher fixed overhead costs (including higher benefit costs), partially offset by the 2002 pre-tax charge for integration costs ($7 million) and higher pricing, net of cost increases ($4 million, including favorable cheese costs in pizza and increased promotional spending to narrow price gaps).

Kraft Foods International, Inc.

Operating Results

	For the Three Months Ended June 30,
	2003	2002
	(in millions)
Volume (in pounds):
Europe, Middle East and Africa	740	728
Latin America and Asia Pacific	493	516

Total Kraft Foods International	1,233	1,244

Net revenues:
Europe, Middle East and Africa	$1,686	$1,422
Latin America and Asia Pacific	511	523

Total Kraft Foods International	$2,197	$1,945

Operating companies income:
Europe, Middle East and Africa	$232	$212
Latin America and Asia Pacific	64	87

Total Kraft Foods International	$296	$299

Volume for the second quarter of 2003 decreased 0.9% from the second quarter of 2002, due to the divestiture of a Latin American bakery ingredients business in 2002, the impact of intense price competition and consumer down-trading to lower-priced alternatives, partially offset by the shift in Easter shipments, new product introductions, growth in developing markets and the acquisitions of a snacks business in Turkey and a biscuits business in Egypt.

During the second quarter of 2003, net revenues increased $252 million (13.0%) over the second quarter of 2002, due to favorable currency ($129 million), higher pricing ($98 million, reflecting higher commodity and currency devaluation-driven cost increases in Latin America), higher volume/mix ($35 million) and the acquisitions of a snacks business in Turkey and a biscuits business in Egypt ($11 million), partially offset by the impact of divestitures ($21 million).

Operating companies income for the second quarter of 2003 decreased $3 million (1.0%) from the second quarter of 2002, due primarily to higher marketing, administration and research costs ($45 million, including higher benefit costs), the impact of divestitures ($4 million) and devaluation-driven costs in Latin America, partially offset by the 2002 pre-tax charge for integration costs ($17 million), higher volume/mix ($16 million) and favorable currency ($16 million).

The following discusses operating results within each of KFI's reportable segments.

Europe, Middle East and Africa.    Volume for the second quarter of 2003 increased 1.6% over the comparable period of 2002, driven by volume growth across the Central and Eastern Europe, Middle East and Africa region, benefiting from acquisitions and higher volume in Poland, Russia and Romania, partially offset by price competition in select markets impacting the European Union region. Snacks volume increased, benefiting from acquisitions, the shift in Easter shipments, the continued growth of the confectionery business in Russia, partially offset by volume declines in France, Bulgaria and the Ukraine due to the impact of recent price increases. Beverages volume also increased in both coffee and refreshment beverages, as higher shipments of coffee in most markets, particularly Russia and Poland, and higher shipments of refreshment beverages were partially offset by a decline in coffee in France and the United Kingdom due to increased price competition. In convenient meals, volume increased, due primarily to higher shipments of canned meats in Italy. Grocery volume increased, benefiting from growth in Germany, Spain and Egypt, partially offset by lower results in Italy and the United Kingdom. Cheese volume declined, impacted by price competition in Germany and Spain and lower shipments in the Middle East, partially offset by gains in cream cheese in the United Kingdom and the Nordic region, benefiting from increased marketing and new product introductions.

Net revenues for the second quarter of 2003 increased $264 million (18.6%) over the comparable period of 2002, due to favorable currency ($237 million), the acquisitions of a snacks business in Turkey and a biscuits business in Egypt ($11 million), higher volume/mix ($11 million) and higher pricing ($5 million).

Operating companies income for the second quarter of 2003 increased $20 million (9.4%) over the comparable period of 2002, due primarily to favorable currency ($30 million), partially offset by higher marketing, administration and research costs ($6 million) and unfavorable costs, net of higher pricing ($6 million).

Latin America and Asia Pacific.    Volume for the second quarter of 2003 decreased 4.5% from the comparable period in 2002, due to the divestiture of a Latin American bakery ingredients business in 2002, partially offset by growth in several Asia Pacific markets and the shift in Easter shipments. Snacks volume increased, due primarily to the shift in Easter shipments and growth in Asia Pacific, partially offset by a decline in Argentina. In beverages, volume growth in Brazil, Venezuela, China and the Philippines was partially offset by a decline in Argentina. Convenient meals volume grew, due primarily to increased shipments in Argentina. In grocery, volume declined in Latin America due to the divestiture of a bakery ingredients business.

During the second quarter of 2003, net revenues decreased $12 million (2.3%) from the second quarter of 2002, due to unfavorable currency ($108 million) and the divestiture of a Latin American bakery ingredients business in 2002 ($21 million), partially offset by higher pricing ($93 million, reflecting higher currency devaluation-driven costs) and higher volume/mix ($24 million).

Operating companies income for the second quarter of 2003 decreased $23 million (26.4%) from the comparable period of 2002, due primarily to higher marketing, administration and research costs ($39 million), unfavorable currency ($14 million) and the divestiture of a Latin American bakery ingredients business in 2002 ($4 million), partially offset by the 2002 pre-tax charge for integration costs ($17 million), higher volume/mix ($15 million) and higher pricing, net of cost increases ($5 million).

Financial Review

Net Cash Provided by Operating Activities

During the first six months of 2003, net cash provided by operating activities was $1.6 billion compared with $1.1 billion in the comparable 2002 period. The increase in net cash provided by operating activities is due primarily to a lower use of cash to satisfy amounts due to Altria Group, Inc., and a lower level of cash used to fund working capital.

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

During the first six months of 2003, net cash used in investing activities was $561 million, compared with $405 million in the first six months of 2002. This increase primarily reflects the cash received from the 2002 divestiture of several North American food businesses, an increase in capital expenditures and an increase in cash used for acquisitions.

Net Cash Provided by (Used in) Financing Activities

During the first six months of 2003, net cash provided by financing activities was $268 million, compared with net cash used in financing activities of $763 million during the first six months of 2002. The difference is due primarily to higher debt in 2003 (including amounts due to Altria Group, Inc. and affiliates), compared with the repayment of debt in 2002 (including amounts due to Altria Group, Inc. and affiliates).

Debt and Liquidity

Debt.    The Company's total debt, including amounts due to Altria Group, Inc. and affiliates, was $15.5 billion at June 30, 2003 and $14.4 billion at December 31, 2002. The increase in total debt reflects temporary borrowings made on existing revolving credit facilities after access to the commercial paper market was eliminated for the Company. The Company has subsequently regained access to the commercial paper markets. An increased level of cash and cash equivalents has resulted from these borrowings. This cash, which was $1.5 billion at June 30, 2003 (up from $215 million at December 31, 2002), will be used to meet ongoing working capital requirements as well as debt maturities. The Company's debt-to-equity ratio was 0.56 at June 30, 2003 and December 31, 2002.

During the first quarter of 2003, the Company repaid the remaining $1,150 million of the 7.0% long-term notes payable to Altria Group, Inc. and affiliates. At June 30, 2003, the Company had short-term debt totaling $2,135 million payable to Altria Group, Inc., including amounts previously reclassified as long-term. Interest on these borrowings is based on the applicable London Interbank Offered Rate. Included within the short-term debt is approximately $1,700 million of notes due in the fourth quarter of 2003. The Company anticipates repaying these notes on or before maturity using a combination of cash and the proceeds from the issuance of external debt.

Credit Ratings.    Following a $10.1 billion judgment on March 21, 2003 against Altria Group, Inc.'s domestic tobacco subsidiary, Philip Morris USA Inc., the three major credit rating agencies took a series of ratings actions resulting in the lowering of the Company's short-term and long-term debt ratings, despite the fact the Company is not a party to, nor has exposure to this litigation. Moody's lowered the Company's short-term debt rating from "P-1" to "P-2" and its long-term debt rating from "A2" to "A3", with negative outlook. Standard & Poor's lowered the Company's short-term debt rating from "A-1" to "A-2" and its long-term debt rating from "A-" to "BBB+", with stable outlook. Fitch Rating Services lowered the Company's short-term debt rating from "F-1" to "F-2" and its long-term debt rating from "A" to "BBB", with stable outlook. As a result of the credit rating agencies' actions, borrowing costs for the Company increased. None of the Company's debt agreements requires accelerated repayment in the event of a decrease in credit ratings.

Credit Lines.    The Company maintains revolving credit facilities that have historically been used to support the issuance of commercial paper. However, as a result of the credit rating agencies' actions, the Company's access to the commercial paper market was eliminated. As a consequence, in April 2003, the Company began to borrow against existing credit facilities to repay maturing commercial paper and to fund normal working capital needs. By the end of May, the Company regained its access to the commercial paper markets. At June 30, 2003, the Company's credit facilities included a $2.0 billion, multi-year revolving credit facility expiring in July 2006 and a $3.0 billion, 364-day revolving credit facility expiring in July 2003. In July 2003, the Company's existing $3.0 billion, 364-day revolving credit facility was terminated and was replaced by a new $2.5 billion, 364-day revolving credit facility that expires in July 2004. At June 30, 2003 and at August 8, 2003, credit lines for the Company and the related activity were as follows (in billions of dollars):

	at June 30, 2003			at August 8, 2003
Type	Credit Lines	Amount Drawn	Commercial Paper Outstanding	Credit Lines	Amount Drawn	Commercial Paper Outstanding
364-day	$3.0	$—	$2.1	$2.5	$—	$1.1
Multi-year	2.0	1.5	0.5	2.0	0.2	1.8

	$5.0	$1.5	$2.6	$4.5	$0.2	$2.9

The Company's revolving credit facilities, which are for the sole use of the Company, require the maintenance of a minimum net worth of $18.2 billion. The Company met this covenant at June 30, 2003 and expects to continue to meet this covenant. The foregoing revolving credit facilities do not include any other financial tests, any credit rating triggers or any provisions that could require the posting of collateral.

In addition to the above, certain international subsidiaries of the Company maintain uncommitted credit lines to meet the short-term working capital needs of the international businesses. These credit lines, which amounted to approximately $0.6 billion as of June 30, 2003, are for the sole use of the Company's international businesses. At June 30, 2003, borrowings on these lines amounted to approximately $0.2 billion.

Guarantees.    As discussed in Note 6. Contingencies, the Company had third-party guarantees, which are primarily derived from acquisition and divestiture activities, of approximately $31 million at June 30, 2003. Substantially all of these guarantees expire through 2012, with $22 million expiring through June 30, 2004. The Company is required to perform under these guarantees in the event that a third party fails to make contractual payments or achieve performance measures. The Company has recorded a liability of $21 million at June 30, 2003 relating to these guarantees. In addition, at June 30, 2003, the Company was contingently liable for $117 million of guarantees related to its own performance. These include surety bonds related to dairy commodity purchases and guarantees related to letters of credit and taxes. Guarantees do not have, and are not expected to have, a significant impact on the Company's liquidity.

The Company believes that its cash from operations and existing credit facilities will provide sufficient liquidity to meet its working capital needs, planned capital expenditures and payment of its anticipated quarterly dividends.

Equity and Dividends

The Company repurchased 2.8 million shares of its Class A common stock during the first six months of 2003 at a cost of $86 million. At June 30, 2003, cumulative repurchases under its previously announced $500 million authority totaled 7.2 million shares of Class A common stock at an aggregate cost of $256 million.

During the first quarter of 2003, the Company granted shares of restricted stock and rights to receive shares of stock under its 2001 Performance Incentive Plan to eligible employees, giving them in most instances all of the rights of stockholders, except that they may not sell, assign, pledge or otherwise encumber such shares and rights. These shares and rights are subject to forfeiture if certain employment conditions are not met. During the first quarter of 2003, the Company granted approximately 3.7 million Class A shares to eligible U.S.-based employees and also issued to eligible non-U.S. employees rights to receive approximately 1.6 million Class A equivalent shares. Restrictions on the stock lapse in the first quarter of 2006.

The fair value of the restricted shares and rights at the date of grant is amortized to expense ratably over the restriction period. The Company recorded compensation expense related to restricted stock and other stock awards of $27 million and $16 million, respectively, for the six months and three months ended June 30, 2003. The unamortized portion, which is reported on the condensed consolidated balance sheets as a reduction of earnings reinvested in the business, was $165 million at June 30, 2003.

Dividends paid in the first six months of 2003 and 2002 were $520 million and $451 million, respectively, an increase of 15.3%, reflecting a higher dividend rate in 2003, partially offset by a lower number of shares outstanding as a result of share repurchases. The present annualized dividend rate is $0.60 per common share. The declaration of dividends is subject to the discretion of the Company's Board of Directors and will depend on various factors, including the Company's net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by the Company's Board of Directors.

Market Risk

The Company operates globally, with manufacturing and sales facilities in numerous locations around the world, and utilizes certain financial instruments to manage its foreign currency and commodity exposures, which primarily relate to forecasted transactions. Derivative financial instruments are used by the Company, principally to reduce exposures to market risks resulting from fluctuations in foreign exchange rates and commodity prices by creating offsetting exposures. The Company is not a party to leveraged derivatives and, by policy, does not use financial instruments for speculative purposes.

Substantially all of the Company's derivative financial instruments are effective as hedges under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." During the six months and three months ended June 30, 2003 and 2002, ineffectiveness related to cash flow hedges was not material. At June 30, 2003, the Company was hedging forecasted transactions for periods not exceeding seventeen months and expects substantially all amounts reported in accumulated other comprehensive earnings (losses) to be reclassified to the consolidated statement of earnings within the next twelve months.

Foreign exchange rates.    The Company uses forward foreign exchange contracts and foreign currency options to mitigate its exposure to changes in foreign currency exchange rates from third-party and intercompany forecasted transactions. The primary currencies to which the Company is exposed, based on the size and location of its operations, include the euro, British pound and Canadian dollar. At June 30, 2003 and December 31, 2002, the Company had option and forward foreign exchange contracts with aggregate notional amounts of $1.1 billion and $575 million, respectively, which are comprised of contracts for the purchase and sale of foreign currencies. The effective portion of unrealized gains and losses associated with forward contracts is deferred as a component of accumulated other comprehensive earnings (losses) until the underlying hedged transactions are reported on the Company's consolidated statement of earnings.

Commodities.    The Company is exposed to price risk related to forecasted purchases of certain commodities used as raw materials by the Company's businesses. Accordingly, the Company uses commodity forward contracts, as cash flow hedges, primarily for coffee, cocoa, milk and cheese. Commodity futures and options are also used to hedge the price of certain commodities, including milk, coffee, cocoa, wheat, corn, sugar and soybean oil. In general, commodity forward contracts qualify for the normal purchase exception under SFAS No. 133 and are, therefore, not subject to the provisions of SFAS No. 133. At June 30, 2003 and December 31, 2002, the Company had net long commodity positions of $497 million and $544 million, respectively. Unrealized gains or losses on net commodity positions were immaterial at June 30, 2003 and December 31, 2002. The effective portion of unrealized gains and losses on commodity futures and option contracts is deferred as a component of accumulated other comprehensive earnings (losses) and is recognized as a component of cost of sales in the Company's consolidated statement of earnings when the related inventory is sold.

Use of the above-mentioned derivative financial instruments has not had a material impact on the Company's financial position at June 30, 2003 and December 31, 2002, the Company's results of operations for the three and six months ended June 30, 2003 and June 30, 2002, or the Company's cash flows for the six months ended June 30, 2003 and June 30, 2002.

Contingencies

See Note 6. Contingencies and Part II — Other Information, Item 1. Legal Proceedings for a discussion of contingencies.

New Accounting Standards

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for classification and measurement of mandatorily redeemable financial instruments, obligations to repurchase the issuer's equity shares by transferring assets, and certain obligations to issue a variable number of shares. SFAS No. 150 is effective immediately for financial instruments entered into or modified after May 31, 2003. SFAS No. 150 is effective on July 1, 2003 for financial instruments created or modified before May 31, 2003. The adoption of SFAS No. 150 is not expected to have a material impact on the Company's 2003 consolidated financial statements.

In May 2003, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 01-8, "Determining Whether an Arrangement Contains a Lease." EITF Issue No. 01-8 provides guidance on how to determine whether an arrangement contains a lease that is within the scope of SFAS No. 13, "Accounting for Leases." EITF Issue No. 01-8 is effective for arrangements entered into or modified after June 30, 2003. The Company does not expect the adoption of EITF Issue No. 01-8 to have a material impact on its 2003 consolidated financial statements.

In May 2003, the EITF reached a consensus on EITF Issue No. 03-3, "Applicability of EITF Abstracts, Topic No. D-79, 'Accounting for Retroactive Insurance Contracts Purchased by Entities Other Than Insurance Enterprises,' to Claims-Made Insurance Policies," regarding the accounting for claims-made insurance policies by the insured party. EITF Issue No. 03-3 provides guidance for determining whether a claims-made insurance policy contains a retroactive provision. EITF Issue No. 03-3 is effective for arrangements entered into or modified after June 30, 2003. The Company does not expect the adoption of EITF Issue No. 03-3 to have a material impact on its 2003 consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its 2003 consolidated financial statements.

Effective January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. The adoption of SFAS No. 146 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows for the six months and three months ended June 30, 2003.

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual return or both. Interpretation No. 46 also provides criteria for determining whether an entity is a variable interest entity subject to consolidation. Interpretation No. 46 requires immediate consolidation of variable interest entities created after January 31, 2003. For variable interest entities created prior to February 1, 2003, consolidation is required on July 1, 2003. The adoption of Interpretation No. 46 did not have a material impact on the Company's consolidated financial statements.

In November 2002, the EITF issued EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," which addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF Issue No. 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF Issue No. 00-21 is effective for revenue arrangements entered into beginning July 1, 2003. The Company does not expect the adoption of EITF Issue No. 00-21 to have a material impact on its 2003 consolidated financial statements.

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

Each of the Company's segments is subject to intense competition, changes in consumer preferences, demand for its products, the effects of changing prices for its raw materials and local economic and market conditions. Their results are dependent upon their continued ability to promote brand equity successfully, to anticipate and respond to new consumer trends, to develop new products and markets, to broaden brand portfolios in order to compete effectively with lower priced products in a consolidating environment at the retail and manufacturing levels, to improve productivity and to maintain access to credit markets. The Company's results are also dependent on its ability to consummate and successfully integrate acquisitions, including its ability to derive cost savings from the integration of Nabisco's operations with the Company. In addition, the Company is subject to the effects of foreign economies, currency movements, fluctuations in levels of customer inventories and credit and other business risks related to its customers operating in a challenging economic and competitive environment. The Company's results are dependent upon its borrowing costs and credit ratings, which may in turn be influenced by the credit ratings of Altria Group, Inc. The Company's benefit expense is subject to the investment performance of pension plan assets, interest rates and cost increases for medical benefits offered to employees and retirees. The food industry continues to be subject to recalls if products become adulterated or misbranded, liability if product consumption causes injury, ingredient disclosure and labeling laws and regulations and the possibility that consumers could lose confidence in the safety and quality of certain food products. The food industry is also subject to recent publicity concerning the health implications of obesity and trans fatty acids. Developments in any of these areas, which are more fully described elsewhere in this document and which descriptions are incorporated into this section by reference, could cause the Company's results to differ materially from results that have been or may be projected by or on behalf of the Company. The Company cautions that the foregoing list of important factors is not exclusive. Any forward-looking statements are made as of the date of the document in which they appear. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

Item 4.    Controls and Procedures.

The Company carried out an evaluation, with the participation of the Company's management, including the Company's Chairman, Co-Chief Executive Officers, and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chairman, Co-Chief Executive Officers, and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There has been no change in the Company's internal control over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II—OTHER INFORMATION

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

On May 5, 2003, a complaint was filed under Sections 17200 and 17203 of the California Business and Professions Code against the Company in California Superior Court, County of Marin, by BanTransFats.com, Inc. The complaint sought an injunction against, among other things, the marketing and selling of Oreo cookies to children in the State of California until such cookies contain no partially hydrogenated oil or other trans fat. On May 19, 2003, plaintiff voluntarily dismissed the litigation without prejudice.

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
Environmental Matters

In May 2001, the State of Ohio notified the Company that it may be subject to an enforcement action for alleged past violations of the Company's wastewater discharge permit at its production facility in Farmdale, Ohio. The State has offered to attempt to negotiate a settlement of this matter, and the parties currently are involved in settlement negotiations.

The Company is potentially liable for certain environmental matters arising from the operations of Nabisco's former wholly-owned subsidiary, Rowe Industries. Rowe operated a small engine manufacturing facility in Sag Harbor, New York in the 1950s, 1960s and early 1970s that used various solvents. About 20 homes downgradient from the site were connected to public drinking water in the mid-1980s after solvents were detected in their individual wells. Since 1996, three toxic tort cases have been brought against Nabisco in New York state court, collectively by or on behalf of approximately 80 individuals, including 17 minors. The first case was filed on March 6, 1996, in the Supreme Court of the State of New York and was subsequently dismissed by the trial court. That decision was affirmed on appeal. The other two cases both were filed on January 3, 2000, also in the Supreme Court of the State of New York. That court granted defendant's summary judgment motion as to all but one of the plaintiffs in each of the remaining cases, and the plaintiffs have now withdrawn their appeal of this ruling. In August 2002, the court entered summary judgment against the remaining two plaintiffs. These two plaintiffs have appealed this judgment, and the appeal is currently pending.

Item 6.    Exhibits and Reports on Form 8-K.

(a)	Exhibits
	12	Statement regarding computation of ratios of earnings to fixed charges.
31.1
Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2
Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	99.1	364 Day Revolving Credit Agreement dated as of July 14, 2003
(b)
Reports on Form 8-K. The Registrant furnished to the Securities and Exchange Commission (i) a Current Report on Form 8-K on April 15, 2003, covering Item 7 (Financial Statements and Exhibits) and Item 12 (Results of Operations and Financial Condition), which contained the Company's earnings release dated April 15, 2003; and (ii) a Current Report on Form 8-K on July 16, 2003, covering Item 7 (Financial Statements and Exhibits) and Item 12 (Results of Operations and Financial Condition), which contained the Company's earnings release dated July 16, 2003.

Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KRAFT FOODS INC.
/s/ JAMES P. DOLLIVE James P. Dollive, Senior Vice President and Chief Financial Officer
August 13, 2003

QuickLinks

KRAFT FOODS INC.
TABLE OF CONTENTS
PART I — FINANCIAL INFORMATION
  Item 1. Financial Statements.
Kraft Foods Inc. and Subsidiaries Condensed Consolidated Balance Sheets (in millions of dollars) (Unaudited)
Kraft Foods Inc. and Subsidiaries Condensed Consolidated Statements of Earnings (in millions of dollars, except per share data) (Unaudited)
Kraft Foods Inc. and Subsidiaries Condensed Consolidated Statements of Shareholders' Equity For the Year Ended December 31, 2002 and the Six Months Ended June 30, 2003 (in millions of dollars, except per share data) (Unaudited)
Kraft Foods Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (in millions of dollars) (Unaudited)
Kraft Foods Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
  Item 4. Controls and Procedures.
Part II—OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K.
Signature