Form 10-Q
period 2003-09-30
KRAFT FOODS INC
filed 2003-11-13
CIK 1103982

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number:    1-16483

Kraft Foods Inc.
(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	52-2284372 (I.R.S. Employer Identification No.)
Three Lakes Drive, Northfield, Illinois (Address of principal executive offices)	60093 (Zip Code)
Registrant's telephone number, including area code (847) 646-2000
Former name, former address and former fiscal year, if changed since last report

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒        No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☒        No ☐

        At October 31, 2003, there were 547,733,183 shares of the registrant's Class A Common Stock outstanding, and 1,180,000,000 shares of the registrant's Class B Common Stock outstanding.

KRAFT FOODS INC.

TABLE OF CONTENTS

		Page No.
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets at September 30, 2003 and December 31, 2002	3-4
	Condensed Consolidated Statements of Earnings for the Nine Months Ended September 30, 2003 and 2002	5
	Three Months Ended September 30, 2003 and 2002	6
	Condensed Consolidated Statements of Shareholders' Equity for the Year Ended December 31, 2002 and the Nine Months Ended September 30, 2003	7
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002	8-9
	Notes to Condensed Consolidated Financial Statements	10-19
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20-37
Item 4.	Controls and Procedures	38
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	39-40
Item 6.	Exhibits and Reports on Form 8-K	40
Signature		41

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

Kraft Foods Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Cash and cash equivalents	$496	$215
Receivables (less allowances of $122 and $119)	3,080	3,116
Inventories:
Raw materials	1,456	1,372
Finished product	2,093	2,010

	3,549	3,382
Deferred income taxes	474	511
Other current assets	321	232

Total current assets	7,920	7,456
Property, plant and equipment, at cost	15,331	14,450
Less accumulated depreciation	5,445	4,891

	9,886	9,559
Goodwill	25,104	24,911
Other intangible assets, net	11,496	11,509
Prepaid pension assets	2,967	2,814
Other assets	853	851

TOTAL ASSETS	$58,226	$57,100

See notes to condensed consolidated financial statements.

Continued

Kraft Foods Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars)
(Unaudited)

	September 30, 2003	December 31, 2002
LIABILITIES
Short-term borrowings	$1,950	$220
Current portion of long-term debt	24	352
Due to Altria Group, Inc. and affiliates	181	895
Accounts payable	1,697	1,939
Accrued liabilities:
Marketing	1,284	1,474
Employment costs	610	610
Other	1,472	1,316
Income taxes	491	363

Total current liabilities	7,709	7,169
Long-term debt	11,639	10,416
Deferred income taxes	5,485	5,428
Accrued postretirement health care costs	1,883	1,889
Notes payable to Altria Group, Inc. and affiliates		2,560
Other liabilities	3,767	3,806

Total liabilities	30,483	31,268
Contingencies (Note 6)
SHAREHOLDERS' EQUITY
Class A common stock, no par value (555,000,000 shares issued)
Class B common stock, no par value (1,180,000,000 shares issued and outstanding)
Additional paid-in capital	23,705	23,655
Earnings reinvested in the business	6,444	4,814
Accumulated other comprehensive losses (primarily currency translation adjustments)	(2,225)	(2,467)

	27,924	26,002
Less cost of repurchased stock (5,820,137 and 4,381,150 Class A shares)	(181)	(170)

Total shareholders' equity	27,743	25,832

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$58,226	$57,100

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Nine Months Ended September 30,
	2003	2002
Net revenues	$22,680	$21,876
Cost of sales	13,603	12,914

Gross profit	9,077	8,962
Marketing, administration and research costs	4,561	4,216
Integration costs		119
Asset impairment and exit costs	6	142
Gains on sales of businesses	(23)	(3)
Amortization of intangibles	7	5

Operating income	4,526	4,483
Interest and other debt expense, net	502	661

Earnings before income taxes and minority interest	4,024	3,822
Provision for income taxes	1,413	1,357

Earnings before minority interest	2,611	2,465
Minority interest in earnings, net	4	2

Net earnings	$2,607	$2,463

Per share data:
Basic earnings per share	$1.51	$1.42

Diluted earnings per share	$1.51	$1.42

Dividends declared	$0.48	$0.41

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended September 30,
	2003	2002
Net revenues	$7,480	$7,216
Cost of sales	4,559	4,245

Gross profit	2,921	2,971
Marketing, administration and research costs	1,526	1,410
Asset impairment and exit costs	6
Gains on sales of businesses	(23)
Amortization of intangibles	2	1

Operating income	1,410	1,560
Interest and other debt expense, net	159	210

Earnings before income taxes and minority interest	1,251	1,350
Provision for income taxes	439	480

Earnings before minority interest	812	870
Minority interest in earnings, net	2	1

Net earnings	$810	$869

Per share data:
Basic earnings per share	$0.47	$0.50

Diluted earnings per share	$0.47	$0.50

Dividends declared	$0.18	$0.15

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity
For the Year Ended December 31, 2002 and
the Nine Months Ended September 30, 2003
(in millions of dollars, except per share data)
(Unaudited)

				Accumulated Other Comprehensive Earnings/(Losses)
	Class A and B Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Currency Translation Adjustments	Other	Total	Cost of Repurchased Stock	Total Share- holders' Equity
Balances, January 1, 2002	$—	$23,655	$2,391	$(2,436)	$(132)	$(2,568)	$—	$23,478
Comprehensive earnings:
Net earnings			3,394					3,394
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				187		187		187
Additional minimum pension liability					(117)	(117)		(117)
Change in fair value of derivatives accounted for as hedges					31	31		31

Total other comprehensive earnings								101

Total comprehensive earnings								3,495

Dividends declared ($0.56 per share)			(971)					(971)
Class A common stock repurchased							(170)	(170)

Balances, December 31, 2002	—	23,655	4,814	(2,249)	(218)	(2,467)	(170)	25,832
Comprehensive earnings:
Net earnings			2,607					2,607
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				264		264		264
Additional minimum pension liability					(4)	(4)		(4)
Change in fair value of derivatives accounted for as hedges					(18)	(18)		(18)

Total other comprehensive earnings								242

Total comprehensive earnings								2,849

Exercise of stock options and issuance of other stock awards		50	(146)				145	49
Dividends declared ($0.48 per share)			(831)					(831)
Class A common stock repurchased							(156)	(156)

Balances, September 30, 2003	$—	$23,705	$6,444	$(1,985)	$(240)	$(2,225)	$(181)	$27,743

Total comprehensive earnings were $552 million and $835 million, respectively, for the quarters ended September 30, 2003 and 2002 and $2,647 million for the first nine months of 2002.

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2003	2002
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net earnings	$2,607	$2,463
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	590	522
Deferred income tax provision	102	115
Gains on sales of businesses	(23)	(3)
Integration costs, net of cash paid	(9)	109
Asset impairment and exit costs, net of cash paid	6	129
Cash effects of changes, net of the effects from acquired and divested companies:
Receivables, net	106	61
Inventories	(105)	(434)
Accounts payable	(303)	(326)
Income taxes	134	350
Other working capital items	(247)	(334)
Change in pension assets and postretirement liabilities, net	(107)	(144)
Increase (decrease) in amounts due to Altria Group, Inc. and affiliates	26	(232)
Other	43	(50)

Net cash provided by operating activities	2,820	2,226

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
Capital expenditures	(758)	(757)
Purchases of businesses, net of acquired cash	(97)	(119)
Proceeds from sales of businesses	25	84
Other	31	24

Net cash used in investing activities	(799)	(768)

See notes to condensed consolidated financial statements.
Continued

Kraft Foods Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2003	2002
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
Net issuance (repayment) of short-term borrowings	$1,520	$(1,849)
Long-term debt proceeds	1,560	2,555
Long-term debt repaid	(474)	(581)
Repayment of notes payable to Altria Group, Inc. and affiliates	(2,757)	(3,100)
(Decrease) increase in amounts due to Altria Group, Inc. and affiliates	(631)	2,237
Repurchase of Class A common stock	(126)	(77)
Dividends paid	(778)	(676)
Other	(54)

Net cash used in financing activities	(1,740)	(1,491)

Effect of exchange rate changes on cash and cash equivalents	—	(2)

Cash and cash equivalents:
Increase (decrease)	281	(35)
Balance at beginning of period	215	162

Balance at end of period	$496	$127

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

Certain prior year amounts have been reclassified to conform with the current year's presentation, due primarily to the disclosure of more detailed information on the condensed consolidated balance sheets, the condensed consolidated statements of earnings and the condensed consolidated statements of cash flows, as well as the transfer of Canadian Biscuits and Pet Snacks operations from the Biscuits, Snacks and Confectionery segment to the Cheese, Meals and Enhancers segment, which contains the Company's other Canadian businesses.

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

During the first quarter of 2003, the Company granted shares of restricted stock and rights to receive shares of stock under its 2001 Performance Incentive Plan to eligible employees, giving them in most instances all of the rights of shareholders, except that they may not sell, assign, pledge or otherwise encumber such shares and rights. Such shares and rights are subject to forfeiture if certain employment conditions are not met. The shares of restricted stock granted comprised approximately 3.7 million Class A shares to eligible U.S.-based employees and rights to receive approximately 1.6 million Class A equivalent shares to eligible non-U.S. employees. Restrictions on the stock lapse in the first quarter of 2006.

The fair value of the restricted shares and rights at the date of grant is amortized to expense ratably over the restriction period. The Company recorded compensation expense related to restricted stock and other stock awards of $43 million and $16 million, respectively, for the nine months and three months ended September 30, 2003. The unamortized portion, which is reported on the condensed consolidated balance sheets as a reduction of earnings reinvested in the business, was $146 million at September 30, 2003.

In addition to restricted stock, at September 30, 2003, the Company had stock-based employee compensation plans that permit the issuance of stock options to employees. The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for those plans. No compensation expense for employee stock options is reflected in net earnings as all options granted under those plans had an exercise price equal to the market value of the common stock on the date of the grant. Net earnings, as reported, includes the after-tax impact of compensation expense related to restricted stock. The following tables illustrate the effect on net earnings and earnings per share ("EPS") if the Company had applied the fair value recognition provisions of

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

SFAS No. 123 to stock-based employee compensation for the nine months and three months ended September 30, 2003 and 2002:

	For the Nine Months Ended September 30,
	2003	2002
	(in millions, except per share data)
Net earnings, as reported	$2,607	$2,463
Deduct:
Total stock-based employee compensation expense determined under the fair value method of all stock option awards, net of related tax effects	10	60

Pro forma net earnings	$2,597	$2,403

Earnings per share:
Basic — as reported	$1.51	$1.42

Basic — pro forma	$1.50	$1.39

Diluted — as reported	$1.51	$1.42

Diluted — pro forma	$1.50	$1.38

	For the Three Months Ended September 30,
	2003	2002
	(in millions, except per share data)
Net earnings, as reported	$810	$869
Deduct:
Total stock-based employee compensation expense determined under the fair value method of all stock option awards, net of related tax effects	1	18

Pro forma net earnings	$809	$851

Earnings per share:
Basic — as reported	$0.47	$0.50

Basic — pro forma	$0.47	$0.49

Diluted — as reported	$0.47	$0.50

Diluted — pro forma	$0.47	$0.49

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 2.    Recently Adopted Accounting Standards:

Several recent accounting pronouncements became effective on July 1, 2003. The Company adopted these pronouncements, none of which had a material impact on its consolidated financial position, results of operations or cash flows. The pronouncements adopted as of July 1, 2003 were as follows:

  •
  SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity;"

  •
  SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities;"

  •
  Emerging Issues Task Force ("EITF") Issue No. 03-3, "Applicability of EITF Abstracts, Topic No. D-79, 'Accounting for Retroactive Insurance Contracts Purchased by Entities Other Than Insurance Enterprises,' to Claims-Made Insurance Policies;"

  •
  EITF Issue No. 01-8, "Determining Whether an Arrangement Contains a Lease;" and

  •
  EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables."

Several other accounting pronouncements became effective earlier in the year. The Company's adoption of each of these pronouncements did not have a material impact on its consolidated financial position, results of operations or cash flows. These pronouncements were as follows:

  •
  SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities;"

  •
  Financial Accounting Standards Board ("FASB") Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." See Note 6. Contingencies for applicable disclosures of guarantees in accordance with FASB Interpretation No. 45; and

  •
  FASB Interpretation No. 46, "Consolidation of Variable Interest Entities."

Note 3.    Related Party Transactions:

At September 30, 2003, Altria Group, Inc. owned approximately 84.2% of the Company's outstanding shares of capital stock. Altria Group, Inc.'s subsidiary, Altria Corporate Services, Inc., provides the Company with various services, including planning, legal, treasury, accounting, auditing, insurance, human resources, office of the secretary, corporate affairs, information technology and tax services. Billings for these services, which were based on the cost to Altria Corporate Services, Inc. to provide such services and a management fee, were $243 million and $227 million for the nine months ended September 30, 2003 and 2002, respectively, and $78 million and $69 million for the three months ended September 30, 2003 and 2002, respectively.

Notes payable to Altria Group, Inc. and affiliates consisted of the following:

	September 30, 2003	December 31, 2002
	(in millions)
Notes payable in 2009, interest at 7.0%	$—	$1,150
Short-term due to Altria Group, Inc. and affiliates reclassified as long-term		1,410

	$—	$2,560

During the first quarter of 2003, the Company repaid the remaining $1.15 billion to Altria Group, Inc. on the 7.0% note. In September 2003, the Company issued $1.5 billion of third-party long-term debt, including $700 million of 5-year notes bearing interest at a rate of 4.0% and $800 million of 10-year notes bearing interest at a rate of 5.25%. The net proceeds from the offering were used to refinance a portion of the short-term notes payable to Altria Group, Inc. At September 30, 2003, the Company had short-term debt totaling $181 million

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

payable to Altria Group, Inc. Interest on these borrowings is based on the applicable London Interbank Offered Rate.

Note 4.    Acquisitions and Divestitures:

During the third quarter of 2003, the Company acquired trademarks associated with a small U.S.-based natural foods business. In the second quarter of 2003, the Company acquired a biscuits business in Egypt. During the third quarter of 2002, the Company acquired a snacks business in Turkey and, during the first quarter of 2002, the Company acquired a biscuits business in Australia. The total cost of these and other smaller businesses purchased during the first nine months of 2003 and 2002 was $97 million and $119 million, respectively.

During the third quarter of 2003, the Company sold a European rice business. During the first half of 2002, the Company sold several small North American food businesses, most of which were previously classified as businesses held for sale. The aggregate pre-tax proceeds received from sales of businesses during the first nine months of 2003 and 2002 were $25 million and $84 million, respectively. The Company recorded pre-tax gains from sales of businesses during the first nine months of 2003 and 2002 of $23 million and $3 million, respectively. The net revenues and operating results of the businesses held for sale, which were not significant, were excluded from the Company's condensed consolidated statements of earnings and no gain or loss was recognized on these sales.

In September 2003, the Company announced an agreement to sell a branded fresh cheese business in Italy. The transaction is subject to approval by the Italian competition authorities.

The operating results of businesses acquired and divested were not material to the Company's consolidated financial position, results of operations or cash flows in any of the periods presented.

Note 5.    Earnings Per Share:

Basic and diluted EPS were calculated using the following:

	For the Nine Months Ended September 30,
	2003	2002
	(in millions)
Net earnings	$2,607	$2,463

Weighted average shares for basic EPS	1,728	1,735
Plus incremental shares from assumed conversions:
Restricted stock and stock rights	1
Stock options		2

Weighted average shares for diluted EPS	1,729	1,737

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	For the Three Months Ended September 30,
	2003	2002
	(in millions)
Net earnings	$810	$869

Weighted average shares for basic EPS	1,728	1,734
Plus: Incremental shares from assumed conversions of stock options		3

Weighted average shares for diluted EPS	1,728	1,737

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

Guarantees:    At September 30, 2003, the Company's third-party guarantees, which are primarily derived from acquisition and divestiture activities, approximated $35 million. Substantially all of these guarantees expire through 2013, with $22 million expiring through September 30, 2004. The Company is required to perform under these guarantees in the event that a third party fails to make contractual payments or achieve performance measures. The Company has recorded a liability of $25 million at September 30, 2003 relating to these guarantees.

Note 7.    Goodwill and Other Intangible Assets, Net:

Goodwill by reportable segment was as follows:

	September 30, 2003	December 31, 2002
	(in millions)
Cheese, Meals and Enhancers	$8,574	$8,556
Biscuits, Snacks and Confectionery	9,253	9,262
Beverages, Desserts and Cereals	2,143	2,143
Oscar Mayer and Pizza	616	616

Total Kraft Foods North America	20,586	20,577

Europe, Middle East and Africa	4,253	4,082
Latin America and Asia Pacific	265	252

Total Kraft Foods International	4,518	4,334

Total goodwill	$25,104	$24,911

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Intangible assets were as follows:

	September 30, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)		(in millions)
Non-amortizable intangible assets	$11,447		$11,485
Amortizable intangible assets	86	$37	54	$30

Total intangible assets	$11,533	$37	$11,539	$30

Non-amortizable intangible assets consist substantially of brand names purchased through the Nabisco acquisition. Amortizable intangible assets consist primarily of certain trademark licenses and non-compete agreements. Pre-tax amortization expense for intangible assets was $7 million for the nine months ended September 30, 2003 and $2 million for the three months ended September 30, 2003. Based upon the amortizable intangible assets recorded in the condensed consolidated balance sheet at September 30, 2003, amortization expense for each of the next five years is estimated to be $10 million or less.

The movement in goodwill and intangible assets from December 31, 2002 is as follows:

	Goodwill	Intangible Assets
	(in millions)
Balance at December 31, 2002	$24,911	$11,539
Changes due to:
Acquisitions	57	21
Currency	164	(41)
Other	(28)	14

Balance at September 30, 2003	$25,104	$11,533

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

Reportable segment data were as follows:

	For the Nine Months Ended September 30,
	2003	2002
	(in millions)
Net revenues:
Cheese, Meals and Enhancers	$6,923	$6,826
Biscuits, Snacks and Confectionery	3,555	3,558
Beverages, Desserts and Cereals	3,490	3,385
Oscar Mayer and Pizza	2,382	2,318

Total Kraft Foods North America	16,350	16,087

Europe, Middle East and Africa	4,884	4,269
Latin America and Asia Pacific	1,446	1,520

Total Kraft Foods International	6,330	5,789

Total net revenues	$22,680	$21,876

Earnings before income taxes and minority interest:
Operating companies income:
Kraft Foods North America:
Cheese, Meals and Enhancers	$1,668	$1,664
Biscuits, Snacks and Confectionery	697	760
Beverages, Desserts and Cereals	1,006	889
Oscar Mayer and Pizza	461	457
Kraft Foods International:
Europe, Middle East and Africa	666	622
Latin America and Asia Pacific	174	229
Amortization of intangibles	(7)	(5)
General corporate expenses	(139)	(133)

Total operating income	4,526	4,483
Interest and other debt expense, net	(502)	(661)

Earnings before income taxes and minority interest	$4,024	$3,822

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	For the Three Months Ended September 30,
	2003	2002
	(in millions)
Net revenues:
Cheese, Meals and Enhancers	$2,265	$2,185
Biscuits, Snacks and Confectionery	1,211	1,238
Beverages, Desserts and Cereals	1,061	1,040
Oscar Mayer and Pizza	789	762

Total Kraft Foods North America	5,326	5,225

Europe, Middle East and Africa	1,644	1,502
Latin America and Asia Pacific	510	489

Total Kraft Foods International	2,154	1,991

Total net revenues	$7,480	$7,216

Earnings before income taxes and minority interest:
Operating companies income:
Kraft Foods North America:
Cheese, Meals and Enhancers	$498	$563
Biscuits, Snacks and Confectionery	230	285
Beverages, Desserts and Cereals	275	290
Oscar Mayer and Pizza	149	165
Kraft Foods International:
Europe, Middle East and Africa	238	235
Latin America and Asia Pacific	69	65
Amortization of intangibles	(2)	(1)
General corporate expenses	(47)	(42)

Total operating income	1,410	1,560
Interest and other debt expense, net	(159)	(210)

Earnings before income taxes and minority interest	$1,251	$1,350

During the third quarter of 2003, KFI sold a European rice business and recorded a pre-tax gain of $23 million. This gain is included in the operating companies income of the Europe, Middle East and Africa segment.

Within its two geographic regions, KFI's brand portfolio spans five core consumer sectors. The following table shows net revenues for KFI by consumer sector:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2003	2002	2003	2002
	(in millions)
Consumer Sector:
Snacks	$2,373	$2,118	$793	$715
Beverages	2,219	2,029	734	701
Cheese	958	873	336	299
Grocery	530	558	193	193
Convenient Meals	250	211	98	83

Total Kraft Foods International	$6,330	$5,789	$2,154	$1,991

During the second quarter of 2002, the Company recorded a pre-tax integration related charge of $92 million for the closing of a Kraft facility and other integration programs. During the first quarter of 2002, the Company

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

During the third quarter of 2003, the Company recorded a pre-tax charge of $6 million for asset impairment and exit costs related to the closure of a Nordic snacks plant. This charge was included in the operating companies income of the Europe, Middle East and Africa segment. In addition, during the first quarter of 2002, the Company recorded a pre-tax charge of $142 million related to employee acceptances under a voluntary retirement program. This charge was included in the operating companies income of the following segments:

Asset Impairment and Exit Costs
(in millions)
Cheese, Meals and Enhancers	$60
Biscuits, Snacks and Confectionery	3
Beverages, Desserts and Cereals	47
Oscar Mayer and Pizza	25
Europe, Middle East and Africa	5
Latin America and Asia Pacific	2

$142

Note 9.    Financial Instruments:

During the nine months and three months ended September 30, 2003, ineffectiveness related to cash flow hedges was a gain of $13 million, which was recorded in cost of sales on the condensed consolidated statements of earnings. Ineffectiveness related to cash flow hedges during the nine months and three months ended September 30, 2002 was not material. At September 30, 2003, the Company was hedging forecasted transactions for periods not exceeding the next fourteen months and expects substantially all amounts reported in accumulated other comprehensive earnings (losses) to be reclassified to the consolidated statement of earnings within the next twelve months.

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Hedging activity affected accumulated other comprehensive earnings (losses), net of income taxes, as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2003	2002	2003	2002
	(in millions)
Gain (loss) at beginning of period	$13	$(18)	$(22)	$(11)
Derivative (gains) losses transferred to earnings	(12)	20	1	7
Change in fair value	(6)	14	16	20

(Loss) gain as of September 30	$(5)	$16	$(5)	$16

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Environment

Kraft Foods Inc. ("Kraft"), together with its subsidiaries (collectively referred to as the "Company"), is the largest branded food and beverage company headquartered in the United States. At September 30, 2003, Altria Group, Inc. held 97.8% of the combined voting power of Kraft's outstanding capital stock and owned approximately 84.2% of the outstanding shares of Kraft's capital stock.

The Company conducts its global business through two subsidiaries: Kraft Foods North America, Inc. ("KFNA") and Kraft Foods International, Inc. ("KFI"). KFNA manages its operations principally by product category, while KFI manages its operations by geographic region. KFNA's segments are Cheese, Meals and Enhancers; Biscuits, Snacks and Confectionery; Beverages, Desserts and Cereals; and Oscar Mayer and Pizza. KFNA's food service business within the United States and its businesses in Canada and Mexico are reported through the Cheese, Meals and Enhancers segment. KFI's segments are Europe, Middle East and Africa; and Latin America and Asia Pacific.

The Company is subject to a number of challenges that may adversely affect its businesses. These challenges, which are discussed below and under the "Forward-Looking and Cautionary Statements," include:

  •
  fluctuations in commodity prices;

  •
  movements of foreign currencies against the U.S. dollar;

  •
  competitive challenges in various products and markets, including price gaps with competitor products;

  •
  a trend toward increasing consolidation in the retail trade and consequent inventory reductions;

  •
  changing consumer preferences;

  •
  competitors with different profit objectives and less susceptibility to currency exchange rates; and

  •
  consumer concerns about food safety, quality and health, including concerns about genetically modified organisms, trans fatty acids and obesity.

To confront these challenges, the Company continues to take steps to build the value of its brands, to improve its food business portfolio with new product and marketing initiatives, to reduce costs through productivity and to address consumer concerns about food safety, quality and health, including obesity. In July 2003, the Company announced a range of initiatives addressing product nutrition, marketing practices, consumer information and public advocacy and dialogue.

During the second quarter of 2003, several factors contributed to lower than anticipated volume growth. These factors included trade inventory reductions, resulting from several customers experiencing financial difficulty, warehouse consolidations, store closings and retailers' stated initiatives to reduce working capital, as well as the combined adverse effect of global economic weakness and higher price gaps in some key categories and countries. To improve volume and share trends, the Company announced that it would increase spending behind certain U.S. businesses in the balance of 2003. The incremental investment is expected to be approximately $200 million higher than previously planned amounts, of which approximately $45 million has been spent through September 30, 2003. The Company also anticipates increased spending behind certain U.S. businesses in 2004.

Fluctuations in commodity prices can lead to retail price volatility and intensive price competition, and can influence consumer and trade buying patterns. KFNA's and KFI's businesses are subject to fluctuating commodity costs, including dairy, coffee and cocoa costs. In 2003, the Company's commodity costs on average have been higher than those incurred in 2002.

On December 11, 2000, the Company acquired all of the outstanding shares of Nabisco Holdings Corp. ("Nabisco"). The closure of a number of Nabisco domestic and international facilities resulted in severance and other exit costs of $379 million, which were included in the adjustments for the allocation of the Nabisco purchase price. The closures will require total cash payments of $373 million, of which approximately $220 million has been spent through September 30, 2003. Substantially all closures are completed and the remaining payments relate to salary continuation payments for severed employees and lease payments.

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

During the third quarter of 2003, the Company recorded a pre-tax charge of $6 million for asset impairment and exit costs related to the closure of a Nordic snacks plant.

During the third quarter of 2003, the Company acquired trademarks associated with a small U.S.-based natural foods business. In the second quarter of 2003, the Company acquired a biscuits business in Egypt. During the third quarter of 2002, the Company acquired a snacks business in Turkey and, during the first quarter of 2002, the Company acquired a biscuits business in Australia. The total cost of these and other smaller businesses purchased during the first nine months of 2003 and 2002 was $97 million and $119 million, respectively.

During the third quarter of 2003, the Company sold a European rice business. During the first half of 2002, the Company sold several small North American food businesses, most of which were previously classified as businesses held for sale. The aggregate pre-tax proceeds received from sales of businesses during the first nine months of 2003 and 2002 were $25 million and $84 million, respectively. The Company recorded pre-tax gains from sales of businesses during the first nine months of 2003 and 2002 of $23 million and $3 million, respectively. The net revenues and operating results of the businesses held for sale, which were not significant, were excluded from the Company's condensed consolidated statements of earnings and no gain or loss was recognized on these sales.

In September 2003, the Company announced an agreement to sell a branded fresh cheese business in Italy. The transaction is subject to approval by the Italian competition authorities.

The operating results of businesses acquired and divested were not material to the Company's consolidated financial position, results of operations or cash flows in any of the periods presented.

Consolidated Operating Results

	For the Nine Months Ended September 30,
	2003	2002
	(in millions, except per share data)
Volume (in pounds)	13,857	13,779

Net revenues	$22,680	$21,876

Operating income:
Operating companies income:
Cheese, Meals and Enhancers	$1,668	$1,664
Biscuits, Snacks and Confectionery	697	760
Beverages, Desserts and Cereals	1,006	889
Oscar Mayer and Pizza	461	457
Europe, Middle East and Africa	666	622
Latin America and Asia Pacific	174	229
Amortization of intangibles	(7)	(5)
General corporate expenses	(139)	(133)

Operating income	$4,526	$4,483

Net earnings	$2,607	$2,463

Weighted average shares for diluted earnings per share	1,729	1,737

Diluted earnings per share	$1.51	$1.42

	For the Three Months Ended September 30,
	2003	2002
	(in millions, except per share data)
Volume (in pounds)	4,486	4,494

Net revenues	$7,480	$7,216

Operating income:
Operating companies income:
Cheese, Meals and Enhancers	$498	$563
Biscuits, Snacks and Confectionery	230	285
Beverages, Desserts and Cereals	275	290
Oscar Mayer and Pizza	149	165
Europe, Middle East and Africa	238	235
Latin America and Asia Pacific	69	65
Amortization of intangibles	(2)	(1)
General corporate expenses	(47)	(42)

Operating income	$1,410	$1,560

Net earnings	$810	$869

Weighted average shares for diluted earnings per share	1,728	1,737

Diluted earnings per share	$0.47	$0.50

The following events occurred during the first nine months of 2003 and 2002 that affected the comparability of statement of earnings amounts:

  •
  Asset Impairment and Exit Costs—During the third quarter of 2003, the Company recorded a pre-tax charge of $6 million for asset impairment and exit costs related to the closure of a Nordic snacks plant. This charge was included in the operating companies income of the Europe, Middle East and Africa segment. During 2002, approximately 700 salaried employees elected to retire or terminate employment under voluntary retirement programs. As a result, the Company recorded a pre-tax charge of $142 million in the first quarter of 2002. This charge was included in the operating companies income of the following segments (in millions):

Cheese, Meals and Enhancers	$60
Biscuits, Snacks and Confectionery	3
Beverages, Desserts and Cereals	47
Oscar Mayer and Pizza	25
Europe, Middle East and Africa	5
Latin America and Asia Pacific	2

$142

  •
  Gains on Sales of Businesses—During the third quarter of 2003, the Company sold a European rice business for $25 million, on which a pre-tax gain of $23 million was recorded. This gain is included in the operating companies income of the Europe, Middle East and Africa segment. During the first nine months of 2002, total gains on the sales of businesses were $3 million.

  •
  Integration Costs—During the first nine months of 2002, the Company recorded $119 million of pre-tax integration related charges relating to the consolidation of production lines, the closing of a facility and other integration programs. These charges were included in the operating companies income of the following segments (in millions):

Cheese, Meals and Enhancers	$35
Biscuits, Snacks and Confectionery	1
Beverages, Desserts and Cereals	59
Oscar Mayer and Pizza	7
Latin America and Asia Pacific	17

$119

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

Consolidated Results of Operations for the Nine Months Ended September 30, 2003

The following discussion compares consolidated operating results for the nine months ended September 30, 2003 with the nine months ended September 30, 2002.

Volume increased 0.6%, due primarily to increased shipments in the Beverages, Desserts and Cereals segment, growth in developing markets, new product introductions and the impact of acquisitions, partially offset by the impact of divested businesses, lower consumption in certain categories, particularly U.S. cookies, and the impact of a weaker global economy.

Net revenues increased $804 million (3.7%), due to favorable currency ($440 million), higher pricing ($315 million, reflecting higher commodity and currency devaluation-driven costs, partially offset by higher promotional spending), higher volume/mix ($86 million) and the impact of acquisitions ($44 million), partially offset by the impact of divested businesses ($81 million).

Operating income increased $43 million (1.0%), due primarily to the impact of pre-tax charges for asset impairment and exit costs in 2003 and 2002 ($136 million), integration costs in 2002 ($119 million) and favorable currency ($50 million), partially offset by higher fixed manufacturing costs ($132 million, including higher benefit costs), higher marketing, administration and research costs ($77 million), unfavorable volume/mix ($46 million) and unfavorable costs, net of higher pricing ($9 million, due primarily to higher commodity costs and increased promotional spending). The higher benefit costs were primarily related to pension and stock compensation costs.

Currency movements increased net revenues by $440 million and operating income by $50 million. These increases are due primarily to the weakness of the U.S. dollar against the euro, the Canadian dollar and other currencies, partially offset by the strength of the U.S. dollar against certain Latin American currencies.

Interest and other debt expense, net, decreased $159 million. This decrease is due to the Company's refinancing of notes payable to Altria Group, Inc., lower short-term interest rates and the use of free cash flow to pay down debt.

Net earnings of $2,607 million increased $144 million (5.8%), due primarily to lower interest expense and growth in operating income. Diluted and basic earnings per share ("EPS"), which were both $1.51, increased by 6.3%.

Consolidated Results of Operations for the Three Months Ended September 30, 2003

The following discussion compares consolidated operating results for the third quarter of 2003 with the third quarter of 2002.

Volume decreased 0.2%, due primarily to the impact of divested businesses and lower consumption in certain categories, particularly U.S. cookies and European chocolate and coffee, which were adversely affected by the summer heat wave across Europe. These declines were partially offset by the impact of acquisitions and increased shipments in several North American businesses and across the Asia Pacific region.

Net revenues increased $264 million (3.7%), due to favorable currency ($213 million) and higher pricing ($102 million, reflecting higher commodity and currency devaluation-driven costs, partially offset by higher promotional spending) and the impact of acquisitions ($23 million), partially offset by lower volume/mix ($42 million) and the impact of divested businesses ($32 million).

Operating income decreased $150 million (9.6%), due primarily to unfavorable costs, net of higher pricing ($75 million due primarily to higher commodity costs and increased promotional spending), higher fixed manufacturing costs ($48 million, including higher benefit costs) and lower volume/mix ($43 million), partially offset by favorable currency ($27 million) and the gain on the sale of a rice business in Europe ($23 million).

Currency movements increased net revenues by $213 million and operating income by $27 million. These increases in net revenues and operating income are due primarily to the weakness of the U.S. dollar against the euro, the Canadian dollar and other currencies, partially offset by the strength of the U.S. dollar against certain Latin American currencies.

Interest and other debt expense, net, decreased $51 million. This decrease is due to the Company's refinancing of notes payable to Altria Group, Inc., lower short-term interest rates and the use of free cash flow to pay down debt.

Net earnings of $810 million decreased $59 million (6.8%), due primarily to lower operating income, partially offset by lower interest expense. Diluted and basic EPS, which were both $0.47, decreased by 6.0%.

Operating Results by Business Segment

Kraft Foods North America, Inc.

Operating Results

The following discussion compares KFNA's operating results for the nine months ended September 30, 2003 with the nine months ended September 30, 2002.

	For the Nine Months Ended September 30,
	2003	2002
	(in millions)
Volume (in pounds):
Cheese, Meals and Enhancers	4,587	4,528
Biscuits, Snacks and Confectionery	1,536	1,599
Beverages, Desserts and Cereals	3,030	2,874
Oscar Mayer and Pizza	1,210	1,199

Total Kraft Foods North America	10,363	10,200

	For the Nine Months Ended September 30,
	2003	2002
	(in millions)
Net revenues:
Cheese, Meals and Enhancers	$6,923	$6,826
Biscuits, Snacks and Confectionery	3,555	3,558
Beverages, Desserts and Cereals	3,490	3,385
Oscar Mayer and Pizza	2,382	2,318

Total Kraft Foods North America	$16,350	$16,087

Operating companies income:
Cheese, Meals and Enhancers	$1,668	$1,664
Biscuits, Snacks and Confectionery	697	760
Beverages, Desserts and Cereals	1,006	889
Oscar Mayer and Pizza	461	457

Total Kraft Foods North America	$3,832	$3,770

During the first quarter of 2003, the Company transferred management responsibility of its Canadian Biscuits and Pet Snacks operations from the Biscuits, Snacks and Confectionery segment to the Cheese, Meals and Enhancers segment, which contains the Company's other Canadian businesses. Accordingly, all prior period amounts have been reclassified to reflect the transfer.

Volume increased 1.6%, due primarily to increased shipments in the Beverages, Desserts and Cereals segment, partially offset by the divestiture of a small confectionery business in 2002 and consumption weakness in certain categories, primarily cookies.

Net revenues increased $263 million (1.6%), due primarily to higher volume/mix ($154 million), higher pricing, net of increased promotional spending ($67 million) and favorable currency ($58 million), partially offset by the divestiture of a small confectionery business in 2002 ($17 million).

Operating companies income increased $62 million (1.6%), due primarily to the 2002 pre-tax charges for asset impairment and exit costs ($135 million) and integration costs ($102 million) and lower marketing, administration and research costs ($20 million), partially offset by higher fixed manufacturing costs ($98 million, including higher benefit costs), unfavorable costs, net of higher pricing ($90 million, including higher commodity costs and increased promotional spending) and unfavorable volume/mix ($13 million). As discussed above in the Business Environment section, the Company increased spending behind certain U.S. businesses during the third quarter of 2003.

The following discusses operating results within each of KFNA's reportable segments.

Cheese, Meals and Enhancers.    Volume increased 1.3%, due primarily to higher shipments in Canada, food service and Mexico, partially offset by reduced trade inventories in certain cheese and enhancers businesses. Volume in Canada and Mexico increased, driven by new beverage product introductions. Volume for the food service business in the United States also increased, due to higher shipments of beverages, cheese, salad dressings and meat to national accounts and increased demand for ingredient products.

Net revenues increased $97 million (1.4%), due to favorable currency ($58 million), higher volume/mix ($24 million) and higher pricing ($15 million, including the impact of increased promotional spending).

Operating companies income increased $4 million (0.2%), due primarily to the 2002 pre-tax charges for asset impairment and exit costs ($60 million) and integration costs ($35 million) and favorable currency ($10 million), partially offset by unfavorable costs, net of higher pricing ($45 million, including higher commodity costs and increased promotional spending), unfavorable volume/mix ($23 million), higher fixed manufacturing costs ($21 million) and higher marketing, administration and research costs ($13 million).

Biscuits, Snacks and Confectionery.    Volume decreased 3.9%, due primarily to consumption weakness in cookies and the divestiture of a small confectionery business in 2002, partially offset by higher shipments in snacks, which benefited from category and consumption gains in snack nuts.

Net revenues decreased $3 million (0.1%), due to the divestiture of a small confectionery business in 2002 ($17 million) and higher promotional spending, net of higher pricing ($6 million), partially offset by favorable volume/mix ($20 million).

Operating companies income decreased $63 million (8.3%), due primarily to higher fixed manufacturing costs ($73 million), lower volume/mix ($31 million), and unfavorable costs, net of higher pricing ($29 million, including higher commodity costs and increased promotional spending), partially offset by lower marketing, administration and research costs ($70 million).

Beverages, Desserts and Cereals.    Volume increased 5.4%, due primarily to higher shipments of ready-to-drink beverages, which were aided by new product introductions. Desserts volume also increased, due primarily to higher shipments of refrigerated ready-to-eat desserts, shelf stable desserts and nutrition/energy bars. In coffee, volume declined due primarily to higher prices, which resulted in category and share declines. Cereals volume also declined due to category and share declines in ready-to-eat cereal.

Net revenues increased $105 million (3.1%), due to higher volume/mix ($69 million) and higher pricing ($36 million).

Operating companies income increased $117 million (13.2%), due primarily to the 2002 pre-tax charges for integration costs ($59 million) and asset impairment and exit costs ($47 million) and higher volume/mix ($26 million), partially offset by unfavorable costs, net of higher pricing ($9 million, including higher commodity costs).

Oscar Mayer and Pizza.    Volume increased 0.9%, due primarily to gains in frozen pizza, bacon, lunch combinations and soy-based meat alternatives, partially offset by lower consumption of cold cuts.

Net revenues increased $64 million (2.8%), due primarily to higher volume/mix ($41 million) and higher pricing ($22 million, including the impact of increased promotional spending).

Operating companies income increased $4 million (0.9%), due primarily to the 2002 pre-tax charges for asset impairment and exit costs ($25 million) and integration costs ($7 million) and higher volume/mix ($15 million), partially offset by higher marketing, administration and research costs ($37 million) and unfavorable costs, net of higher pricing ($7 million, including higher commodity costs and increased promotional spending).

Kraft Foods International, Inc.

Operating Results

The following discussion compares KFI's operating results for the nine months ended September 30, 2003 with the nine months ended September 30, 2002.

	For the Nine Months Ended September 30,
	2003	2002
	(in millions)
Volume (in pounds):
Europe, Middle East and Africa	2,099	2,090
Latin America and Asia Pacific	1,395	1,489

Total Kraft Foods International	3,494	3,579

Net revenues:
Europe, Middle East and Africa	$4,884	$4,269
Latin America and Asia Pacific	1,446	1,520

Total Kraft Foods International	$6,330	$5,789

Operating companies income:
Europe, Middle East and Africa	$666	$622
Latin America and Asia Pacific	174	229

Total Kraft Foods International	$840	$851

Volume decreased 2.4%, due to the divestiture of a Latin American bakery ingredients business in 2002 and a rice business in Europe in 2003, partially offset by growth in developing markets, new product introductions and the acquisitions of a snacks business in Turkey and a biscuits business in Egypt.

Net revenues increased $541 million (9.3%), due to favorable currency ($382 million), higher pricing ($248 million, reflecting higher commodity and currency devaluation-driven costs in Latin America) and the impact of acquisitions ($43 million), partially offset by lower volume/mix ($68 million) and the impact of divestitures ($64 million).

Operating companies income decreased $11 million (1.3%), due primarily to higher marketing, administration and research costs ($97 million), lower volume/mix ($33 million) and the impact of divestitures ($12 million), partially offset by higher pricing, net of cost increases ($47 million, including fixed manufacturing costs), favorable currency ($40 million), gains on sales of businesses ($20 million), the 2002 pre-tax charges for integration costs ($17 million) and the impact of acquisitions ($6 million).

The following discusses operating results within each of KFI's reportable segments.

Europe, Middle East and Africa.    Volume increased 0.4%, due to volume growth across the Central and Eastern Europe, Middle East and Africa region, which benefited from the recent acquisition of a biscuits business in Egypt as well as a snacks business acquisition in Turkey during the third quarter of 2002, and new product introductions. These gains were partially offset by the impact of the summer heat wave across Europe on the chocolate and coffee businesses, price competition and the divestiture of a rice business in Europe in 2003. Snacks volume increased, benefiting from acquisitions and the growth of confectionery businesses in Russia, Poland and Romania, partially offset by lower volume due to the summer heat wave across Europe and price competition. In beverages, volume declined, due primarily to the summer heat wave across Europe (which had an adverse impact on coffee shipments), price competition and trade inventory reductions, partially offset by increased coffee shipments in Russia and Poland. Convenient meals volume declined due to the divestiture of a rice business in Europe, partially offset by higher shipments of canned meats in Italy. Cheese volume also declined, due primarily to the impact of price competition in Germany and Spain and lower shipments in the Middle East, partially offset by gains in cream cheese in Italy.

Net revenues increased $615 million (14.4%), due to favorable currency ($616 million), the impact of acquisitions ($43 million) and higher pricing, partially offset by unfavorable volume/mix ($46 million) and the 2003 divestiture of a rice business in Europe.

Operating companies income increased $44 million (7.1%), due primarily to favorable currency ($72 million) and the gain on the sale of a rice business in Europe ($23 million), partially offset by unfavorable volume/mix ($23 million), unfavorable costs, net of higher pricing ($15 million) and higher marketing, administration and research costs ($15 million).

Latin America and Asia Pacific.    Volume decreased 6.3%, due to the divestiture of a Latin American bakery ingredients business in 2002, political and economic instability in Venezuela and economic weakness in Brazil, partially offset by growth in Argentina and across most Asia Pacific markets. Snacks volume decreased, due primarily to political and economic instability in Venezuela, and a confectionery market decline in Brazil, partially offset by biscuits volume growth in many markets, including Brazil, Colombia, Central America, China, Australia and Southeast Asia. In grocery, volume declined in Latin America, due primarily to the sale of a bakery ingredients business in the fourth quarter of 2002. In beverages, volume grew in both coffee and refreshment beverages. Coffee volume increased, due primarily to higher shipments to China. Refreshment beverages volume increased, due to growth in most markets, including Brazil, Venezuela, China and the Philippines, aided by new product introductions. In cheese, volume increased, due to higher shipments to Japan, the Philippines and Australia, partially offset by declines in Venezuela and Indonesia. Convenient meals volume also grew, benefiting from gains in Argentina.

Net revenues decreased $74 million (4.9%), due to unfavorable currency ($234 million), the divestiture of a Latin American bakery ingredients business in 2002 ($58 million) and lower volume/mix ($22 million), partially offset by higher pricing ($240 million, reflecting higher commodity and currency devaluation-driven costs).

Operating companies income decreased $55 million (24.0%), due primarily to higher marketing, administration and research costs ($82 million), unfavorable currency ($32 million), lower volume/mix ($10 million) and the divestiture of a Latin American bakery ingredients business in 2002 ($9 million), partially offset by higher pricing, net of cost increases ($62 million) and the 2002 pre-tax charges for integration costs ($17 million).

Kraft Foods North America, Inc.

Operating Results

The following discussion compares KFNA's operating results for the third quarter of 2003 with the third quarter of 2002.

	For the Three Months Ended September 30,
	2003	2002
	(in millions)
Volume (in pounds):
Cheese, Meals and Enhancers	1,452	1,430
Biscuits, Snacks and Confectionery	518	539
Beverages, Desserts and Cereals	955	933
Oscar Mayer and Pizza	393	386

Total Kraft Foods North America	3,318	3,288

	For the Three Months Ended September 30,
	2003	2002
	(in millions)
Net revenues:
Cheese, Meals and Enhancers	$2,265	$2,185
Biscuits, Snacks and Confectionery	1,211	1,238
Beverages, Desserts and Cereals	1,061	1,040
Oscar Mayer and Pizza	789	762

Total Kraft Foods North America	$5,326	$5,225

Operating companies income:
Cheese, Meals and Enhancers	$498	$563
Biscuits, Snacks and Confectionery	230	285
Beverages, Desserts and Cereals	275	290
Oscar Mayer and Pizza	149	165

Total Kraft Foods North America	$1,152	$1,303

Volume increased 0.9%, due primarily to increased shipments in ready-to-drink beverages, food service, enhancers and meats, partially offset by lower consumption in certain categories, particularly cookies, and the divestiture of a small confectionery business in 2002.

Net revenues increased $101 million (1.9%), due primarily to favorable currency ($46 million), higher volume/mix ($36 million) and higher pricing, partially offset by higher promotional spending, including investments to manage price gaps and improve share trends in cheese, cold cuts, coffee and biscuits, and the divestiture of a small confectionery business in 2002.

Operating companies income decreased $151 million (11.6%), due primarily to cost increases, net of higher pricing (aggregating $112 million, including higher commodity costs and increased promotional spending in certain categories), higher fixed manufacturing costs ($42 million, including higher benefit costs) and unfavorable volume/mix ($14 million), partially offset by favorable currency ($9 million). As discussed above in the Business Environment section, the Company increased spending behind certain U.S. businesses during the third quarter of 2003.

The following discusses operating results within each of KFNA's reportable segments.

Cheese, Meals and Enhancers.    Volume increased 1.5%, due primarily to volume gains in food service, enhancers, meals and Mexico. Volume in the food service business in the United States increased, due to higher shipments to national accounts. In meals and enhancers, volume increased due to increased merchandising, primarily in dinners, salad dressings and barbecue sauce. Volume in Mexico increased, aided by new ready-to-drink beverage products. Cheese volume was comparable with the prior year as improving consumption trends were offset by trade inventory reductions.

Net revenues increased $80 million (3.7%), due to favorable currency ($46 million), higher volume/mix ($19 million) and higher pricing ($15 million, net of increased promotional spending).

Operating companies income decreased $65 million (11.5%), due primarily to unfavorable costs, net of higher pricing ($68 million, including higher commodity costs and increased promotional spending in cheese to improve share trends) and higher fixed manufacturing costs ($9 million), partially offset by favorable currency ($9 million) and higher volume/mix.

Biscuits, Snacks and Confectionery.    Volume decreased 3.9%, due primarily to lower shipments in biscuits, primarily cookies, and the divestiture of a small confectionery business in 2002. In biscuits, volume declined, due to reduced consumption in cookies, reflecting higher pricing, lower impact of new products and consumer switching to alternate categories, partially offset by gains in crackers, which was aided by a new product introduction. In snacks, volume increased as the nuts category benefited from growing consumer recognition of nuts' health benefits. In confectionery, volume also increased, led by higher shipments in the non-chocolate candy business.

Net revenues decreased $27 million (2.2%), due to lower volume/mix ($16 million), the divestiture of a small confectionery business in 2002 ($7 million) and increased promotional spending, net of higher pricing.

Operating companies income decreased $55 million (19.3%), due primarily to lower volume/mix ($34 million), higher fixed manufacturing costs ($27 million) and cost increases, net of higher pricing (aggregating $22 million, driven by higher commodity costs and increased promotional spending in biscuits), partially offset by lower marketing, administration and research costs ($29 million).

Beverages, Desserts and Cereals.    Volume increased 2.4%, due primarily to higher shipments of ready-to-drink beverages, which were aided by new product introductions, and higher shipments of powdered soft drinks. Volume also increased in desserts, led by growth in shelf stable desserts behind increased merchandising programs, as well as refrigerated ready-to-eat desserts and nutrition/energy bars, both of which benefited from new product introductions. In cereals, volume was down due to category and share declines in ready-to-eat cereal.

Net revenues increased $21 million (2.0%), due to higher volume/mix ($15 million) and higher pricing ($6 million, net of increased promotional spending).

Operating companies income decreased $15 million (5.2%), due primarily to higher marketing, administration and research costs ($10 million), unfavorable costs, net of higher pricing ($6 million, including higher commodity costs and increased promotional spending) and higher fixed manufacturing costs ($5 million), partially offset by higher volume/mix ($7 million).

Oscar Mayer and Pizza.    Volume increased 1.8%, due primarily to volume gains in cold cuts, hot dogs, bacon, lunch combinations and soy-based meat alternatives, partially offset by a decline in frozen pizza.

Net revenues increased $27 million (3.5%), due primarily to higher volume/mix ($18 million) and higher pricing ($8 million, including commodity-driven price increases in meats, partially offset by increased promotional spending in cold cuts to improve share trends).

Operating companies income decreased $16 million (9.7%), due primarily to unfavorable costs, net of higher pricing ($16 million, including higher commodity costs and increased promotional spending) and higher marketing, administration and research costs ($6 million), partially offset by higher volume/mix ($9 million).

Kraft Foods International, Inc.

Operating Results

The following discussion compares KFI's operating results for the third quarter of 2003 with the third quarter of 2002.

	For the Three Months Ended September 30,
	2003	2002
	(in millions)
Volume (in pounds):
Europe, Middle East and Africa	689	699
Latin America and Asia Pacific	479	507

Total Kraft Foods International	1,168	1,206

Net revenues:
Europe, Middle East and Africa	$1,644	$1,502
Latin America and Asia Pacific	510	489

Total Kraft Foods International	$2,154	$1,991

Operating companies income:
Europe, Middle East and Africa	$238	$235
Latin America and Asia Pacific	69	65

Total Kraft Foods International	$307	$300

Volume decreased 3.2%, due to the divestiture of a Latin American bakery ingredients business in 2002 and a European rice business in 2003, the adverse impact of a summer heat wave across Europe on the chocolate and coffee businesses, and price competition, partially offset by the acquisitions of a snacks business in Turkey and a biscuits business in Egypt and gains across all key markets in Asia Pacific.

Net revenues increased $163 million (8.2%), due to favorable currency ($167 million), higher pricing ($77 million, reflecting higher commodity and currency devaluation-driven cost increases in Latin America) and the impact of acquisitions ($22 million), partially offset by lower volume/mix ($78 million) and the impact of divestitures ($25 million).

Operating companies income increased $7 million (2.3%), due primarily to higher pricing, net of cost increases ($31 million, including fixed manufacturing costs), the gain on the sale of a rice business in Europe ($23 million) and favorable currency ($18 million), partially offset by lower volume/mix ($29 million), higher marketing, administration and research costs ($27 million, including higher benefit costs and infrastructure investment in developing markets) and the impact of divestitures ($6 million).

The following discusses operating results within each of KFI's reportable segments.

Europe, Middle East and Africa.    Volume decreased 1.4%, driven by the declines in European chocolate and coffee and the impact of divested businesses, partially offset by the impact of acquisitions and growth in Poland, Russia, Romania and Ukraine. Beverages volume decreased, driven by the adverse impact of the summer heat wave across Europe on coffee, and price competition in Germany, partially offset by expanded distribution of coffee in Russia and new product introductions in Poland. In convenient meals, volume declined due primarily to the divestiture of the rice business in Europe, partially offset by higher shipments of canned meats in Italy. Snacks volume increased, with gains in biscuits and salted snacks, benefiting from acquisitions, partially offset by the adverse impact of the summer heat wave across Europe on chocolate shipments.

Net revenues increased $142 million (9.5%), due to favorable currency ($175 million), the impact of acquisitions ($22 million) and higher pricing ($14 million), partially offset by lower volume/mix ($63 million) and the divestiture of a rice business in Europe ($6 million).

Operating companies income increased $3 million (1.3%), due primarily to the gain on the sale of a rice business in Europe ($23 million), favorable currency ($22 million) and higher pricing, net of cost increases ($7 million), partially offset by lower volume/mix ($25 million), higher marketing, administration and research costs ($18 million, including higher benefit costs and infrastructure investment in eastern Europe) and the 2003 pre-tax charge for asset impairment and exit costs associated with the announced closure of a Nordic snacks plant ($6 million).

Latin America and Asia Pacific.    Volume decreased 5.5%, due to the divestiture of a Latin American bakery ingredients business in 2002, partially offset by gains across all key markets in Asia Pacific. Snacks volume declined, due primarily to economic weakness and trade inventory reductions in Brazil and raw material unavailability in Venezuela, partially offset by new product launches in Argentina, Australia and China. In grocery, volume declined, due primarily to the sale of the Latin American bakery ingredients business in the fourth quarter of 2002. In beverages, volume increased, driven by gains in Brazil, Venezuela and China. Cheese volume also increased, due primarily to higher shipments in Australia and the Philippines.

Net revenues increased $21 million (4.3%), due to higher pricing ($63 million, reflecting higher commodity and currency devaluation-driven costs), partially offset by the divestiture of a Latin American bakery ingredients business in 2002 ($19 million), lower volume/mix ($15 million) and unfavorable currency ($8 million).

Operating companies income increased $4 million (6.2%), due to higher pricing, net of cost increases ($24 million), partially offset by higher marketing, administration and research costs ($9 million), unfavorable currency ($4 million), lower volume/mix ($4 million) and the divestiture of a Latin American bakery ingredients business in 2002 ($3 million).

Financial Review

Net Cash Provided by Operating Activities

During the first nine months of 2003, net cash provided by operating activities was $2.8 billion compared with $2.2 billion in the comparable 2002 period. The increase in net cash provided by operating activities is due primarily to a lower use of cash to satisfy amounts due to Altria Group, Inc., and a lower level of cash used to fund working capital.

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

During the first nine months of 2003, net cash used in investing activities was $799 million, compared with $768 million in the first nine months of 2002. This increase primarily reflects the absence of cash received from the 2002 divestiture of several North American food businesses, partially offset by lower purchases of businesses during the first nine months of 2003.

Net Cash Used in Financing Activities

During the first nine months of 2003, net cash used in financing activities was $1.7 billion, compared with $1.5 billion during the first nine months of 2002. The increase in net cash used in financing activities is due primarily to higher dividend payments, an increase in Class A share repurchases and an increase in the net repayment of debt in 2003 (including amounts due to Altria Group, Inc. and affiliates).

Debt and Liquidity

Debt.    The Company's total debt, including amounts due to Altria Group, Inc. and affiliates, was $13.8 billion at September 30, 2003 and $14.4 billion at December 31, 2002. The decrease in total debt is due primarily to the repayment of amounts due to Altria Group, Inc. and affiliates. The Company's debt-to-equity ratio was 0.50 at September 30, 2003 and 0.56 at December 31, 2002.

During the first quarter of 2003, the Company repaid the remaining $1.15 billion of the 7.0% long-term notes payable to Altria Group, Inc. and affiliates. In September 2003, the Company issued $1.5 billion of third-party long-term debt, including $700 million of 5-year notes bearing interest at a rate of 4.0% and $800 million of 10-year notes bearing interest at 5.25%. The net proceeds from the offering were used to refinance a portion of the short-term notes payable to Altria Group, Inc. and affiliates. At September 30, 2003, the Company had short-term debt totaling $181 million payable to Altria Group, Inc. Interest on these borrowings is based on the applicable London Interbank Offered Rate.

Credit Ratings.    Following a $10.1 billion judgment on March 21, 2003 against Altria Group, Inc.'s domestic tobacco subsidiary, Philip Morris USA Inc., the three major credit rating agencies took a series of ratings actions resulting in the lowering of the Company's short-term and long-term debt ratings, despite the fact the Company is not a party to, nor has exposure to this litigation. Moody's lowered the Company's short-term debt rating from "P-1" to "P-2" and its long-term debt rating from "A2" to "A3", with stable outlook. Standard & Poor's lowered the Company's short-term debt rating from "A-1" to "A-2" and its long-term debt rating from "A-" to "BBB+", with stable outlook. Fitch Rating Services lowered the Company's short-term debt rating from "F-1" to "F-2" and its long-term debt rating from "A" to "BBB+", with stable outlook. As a result of the credit rating agencies' actions, borrowing costs for the Company increased. None of the Company's debt agreements requires accelerated repayment in the event of a decrease in credit ratings.

Credit Lines.    The Company maintains revolving credit facilities that have historically been used to support the issuance of commercial paper. In July 2003, the Company's existing $3.0 billion, 364-day revolving credit facility was terminated and replaced by a new $2.5 billion, 364-day revolving credit facility that expires in July 2004. At September 30, 2003, the Company's credit facilities also included a $2.0 billion, multi-year revolving credit facility expiring in July 2006. At September 30, 2003, credit lines for the Company and the related activity were as follows (in billions of dollars):

	At September 30, 2003
Type	Credit Lines	Amount Drawn	Commercial Paper Outstanding
364-day	$2.5	$—	$1.7
Multi-year	2.0	—	1.2

	$4.5	$—	$2.9

The Company's revolving credit facilities, which are for the sole use of the Company, require the maintenance of a minimum net worth of $18.2 billion. The Company met this covenant at September 30, 2003 and expects to continue to meet this covenant. The foregoing revolving credit facilities do not include any other financial tests, any credit rating triggers or any provisions that could require the posting of collateral.

In addition to the above, certain international subsidiaries of the Company maintain uncommitted credit lines to meet the short-term working capital needs of the international businesses. These credit lines, which amounted to approximately $0.6 billion as of September 30, 2003, are for the sole use of the Company's international businesses. At September 30, 2003, borrowings on these lines amounted to approximately $0.2 billion.

Guarantees.    As discussed in Note 6. Contingencies, the Company had third-party guarantees, which are primarily derived from acquisition and divestiture activities, of approximately $35 million at September 30, 2003. Substantially all of these guarantees expire through 2013, with $22 million expiring through September 30, 2004. The Company is required to perform under these guarantees in the event that a third party fails to make contractual payments or achieve performance measures. The Company has recorded a liability of $25 million at September 30, 2003 relating to these guarantees. In addition, at September 30, 2003, the Company was contingently liable for $124 million of guarantees related to its own performance. These include surety bonds related to dairy commodity purchases and guarantees related to letters of credit and taxes. Guarantees do not have, and are not expected to have, a significant impact on the Company's liquidity.

The Company believes that its cash from operations and existing credit facilities will provide sufficient liquidity to meet its working capital needs, planned capital expenditures and payment of its anticipated quarterly dividends.

Equity and Dividends

The Company repurchased 5.2 million shares of its Class A common stock during the first nine months of 2003 at a cost of $156 million. At September 30, 2003, cumulative repurchases under its previously announced $500 million authority totaled 9.6 million shares of Class A common stock at an aggregate cost of $326 million.

During the first quarter of 2003, the Company granted shares of restricted stock and rights to receive shares of stock under its 2001 Performance Incentive Plan to eligible employees, giving them in most instances all of the rights of stockholders, except that they may not sell, assign, pledge or otherwise encumber such shares and rights. These shares and rights are subject to forfeiture if certain employment conditions are not met. The shares of restricted stock granted comprised approximately 3.7 million Class A shares to eligible U.S.-based employees and rights to receive approximately 1.6 million Class A equivalent shares to eligible non-U.S. employees. Restrictions on the stock lapse in the first quarter of 2006.

The fair value of the restricted shares and rights at the date of grant is amortized to expense ratably over the restriction period. The Company recorded compensation expense related to restricted stock and other stock awards of $43 million and $16 million, respectively, for the nine months and three months ended September 30, 2003. The unamortized portion, which is reported on the condensed consolidated balance sheets as a reduction of earnings reinvested in the business, was $146 million at September 30, 2003.

Dividends paid in the first nine months of 2003 and 2002 were $778 million and $676 million, respectively, an increase of 15.1%, reflecting a higher dividend rate in 2003, partially offset by a lower number of shares outstanding as a result of share repurchases. During the third quarter of 2003, the Company's Board of Directors approved a 20% increase in the current quarterly dividend rate to $0.18 per share on its Class A and Class B common stock. As a result, the present annualized dividend rate is $0.72 per common share. The declaration of dividends is subject to the discretion of the Company's Board of Directors and will depend on various factors, including the Company's net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by the Company's Board of Directors.

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

Substantially all of the Company's derivative financial instruments are effective as hedges under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." During the nine months and three months ended September 30, 2003, ineffectiveness related to cash flow hedges was a gain of $13 million, which was recorded in cost of sales on the condensed consolidated statements of earnings. Ineffectiveness related to cash flow hedges during the nine months and three months ended September 30, 2002 was not material. At September 30, 2003, the Company was hedging forecasted transactions for periods not exceeding fourteen months and expects substantially all amounts reported in accumulated other comprehensive earnings (losses) to be reclassified to the consolidated statement of earnings within the next twelve months.

Foreign exchange rates.    The Company uses forward foreign exchange contracts and foreign currency options to mitigate its exposure to changes in foreign currency exchange rates from third-party and intercompany forecasted transactions. The primary currencies to which the Company is exposed, based on the size and location of its operations, include the euro, British pound and Canadian dollar. At September 30, 2003 and December 31, 2002, the Company had option and forward foreign exchange contracts with aggregate notional amounts of $672 million and $575 million, respectively, which are comprised of contracts for the purchase and sale of foreign currencies. The effective portion of unrealized gains and losses associated with forward contracts is deferred as a component of accumulated other comprehensive earnings (losses) until the underlying hedged transactions are reported on the Company's consolidated statement of earnings.

Commodities.    The Company is exposed to price risk related to forecasted purchases of certain commodities used as raw materials by the Company's businesses. Accordingly, the Company uses commodity forward contracts as cash flow hedges, primarily for coffee, cocoa, milk and cheese. Commodity futures and options are also used to hedge the price of certain commodities, including milk, coffee, cocoa, wheat, corn, sugar and soybean oil. In general, commodity forward contracts qualify for the normal purchase exception under SFAS No. 133 and are, therefore, not subject to the provisions of SFAS No. 133. At September 30, 2003 and December 31, 2002, the Company had net long commodity positions of $351 million and $544 million, respectively. Unrealized gains or losses on net commodity positions were immaterial at September 30, 2003 and December 31, 2002. The effective portion of unrealized gains and losses on commodity futures and option contracts is deferred as a component of accumulated other comprehensive earnings (losses) and is recognized as a component of cost of sales in the Company's consolidated statement of earnings when the related inventory is sold.

Use of the above-mentioned derivative financial instruments has not had a material impact on the Company's financial position at September 30, 2003 and December 31, 2002, the Company's results of operations for the three and nine months ended September 30, 2003 and September 30, 2002, or the Company's cash flows for the nine months ended September 30, 2003 and September 30, 2002.

Contingencies

See Note 6.    Contingencies and Part II — Other Information, Item 1. Legal Proceedings for a discussion of contingencies.

New Accounting Standards

See Note 2 to the condensed consolidated financial statements for a discussion of recently adopted accounting standards.

Forward-Looking and Cautionary Statements

The Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission ("SEC") and in its reports to shareholders. One can identify these forward-looking statements by use of words such as "strategy," "expects," "plans," "anticipates," "believes," "will," "continues," "estimates," "intends," "projects," "goals," "targets" and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. These statements are based on our assumptions and estimates and are subject to risks and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could cause actual results and outcomes to differ materially from those contained in any forward-looking statement made by or on behalf of the Company; any such statement is qualified by reference to the following cautionary statements.

Each of the Company's segments is subject to intense competition, changes in consumer preferences, demand for its products, the effects of changing prices for its raw materials and local economic and market conditions. Their results are dependent upon their continued ability to promote brand equity successfully, to anticipate and respond to new consumer trends, to develop new products and markets, to broaden brand portfolios in order to compete effectively with lower priced products in a consolidating environment at the retail and manufacturing levels, to improve productivity and to maintain access to credit markets. The Company's results are also dependent on its ability to consummate and successfully integrate acquisitions, including its ability to derive cost savings from the integration of Nabisco's operations with the Company. In addition, the Company is subject to the effects of foreign economies, currency movements, fluctuations in levels of customer inventories and credit and other business risks related to its customers operating in a challenging economic and competitive environment. The Company's results are affected by its borrowing costs and credit ratings, which may in turn be influenced by the credit ratings of Altria Group, Inc. The Company's benefit expense is subject to the investment performance of pension plan assets, interest rates and cost increases for medical benefits offered to employees and retirees. The food industry continues to be subject to recalls if products become adulterated or misbranded, liability if product consumption causes injury, ingredient disclosure and labeling laws and regulations and the possibility that consumers could lose confidence in the safety and quality of certain food products. The food industry is also subject to recent publicity concerning the health implications of obesity and trans fatty acids. Developments in any of these areas, which are more fully described elsewhere in this document and which descriptions are incorporated into this section by reference, could cause the Company's results to differ materially from results that have been or may be projected by or on behalf of the Company. The Company cautions that the foregoing list of important factors is not exclusive. Any forward-looking statements are made as of the date of the document in which they appear. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

Item 4.    Controls and Procedures.

The Company carried out an evaluation, with the participation of the Company's management, including the Company's Chairman, Co-Chief Executive Officers, and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chairman, Co-Chief Executive Officers, and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There has been no change in the Company's internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

In November 2003, the Company was advised by the Ft. Worth District Office of the SEC that the staff is considering recommending that the SEC bring a civil injunctive action against the Company. The notice alleges that Company employees signed documents requested by the Fleming Companies which Fleming used in order to accelerate its revenue recognition. The notice does not contain any allegations or statements regarding the Company's accounting for its transactions with Fleming. The Company believes that it properly recorded the transactions in accordance with generally accepted accounting principles. Prior to the time that the staff makes a formal enforcement recommendation, if any, to the SEC, the Company will have the opportunity to respond to this notice and submit reasons why it believes the civil injunctive action should not be brought. The Company intends to respond to this notice fully and promptly and to cooperate with the SEC with respect to this matter and the SEC's investigation of Fleming.

In October 2002, Mr. Mustapha Gaouar filed suit in the Commercial Court of Casablanca against the Company and Mr. Omar Berrada claiming damages of approximately $31 million arising from a non-compete undertaking signed by Mr. Gaouar allegedly under duress. The non-compete clause was contained in an agreement concluded in 1986 between Mr. Gaouar and Mr. Berrada acting for himself and for his group of companies, including Les Cafes Ennasr (renamed Kraft Foods Maroc), which was acquired by the Company from Mr. Berrada in 2001. In June 2003, the court issued a preliminary judgment against Kraft Foods Maroc and Mr. Berrada holding that Mr. Gaouar is entitled to damages for being deprived of the possibility of engaging in coffee roasting from 1986 due to such non-compete undertaking. At that time, the court appointed two experts to assess the amount of damages to be awarded, which assessment has not yet been completed. The Company believes that it has various grounds for appeal of this judgment and intends to pursue such an appeal after damages have been assessed. The existence of the claims of Mr. Gaouar was not disclosed by Mr. Berrada at the time of the Company's acquisition of Kraft Foods Maroc in 2001. As a result, in the event that the Company is ultimately found liable for damages to plaintiff in this case, the Company believes that it may have claims against Mr. Berrada for recovery of all or a portion of the amount.

In May 2002, the Company was served with a lawsuit filed in California by the American Environmental Safety Institute against several major chocolate manufacturers alleging that the defendants' chocolate products contain "potentially dangerous levels of lead and cadmium." The suit alleges that these levels, which are not disclosed on the product labels, are a violation of California's Proposition 65, which requires a warning on products containing chemicals "known to the State" to be carcinogens or reproductive toxicants. A settlement in principle has been reached, which must be approved by the court in order to become effective. This settlement would not be financially material to the Company.
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
(b)
Reports on Form 8-K. The Registrant (i) furnished to the SEC a Current Report on Form 8-K on July 16, 2003, covering Item 7 (Financial Statements and Exhibits) and Item 12 (Results of Operations and Financial Condition), which contained the Company's earnings release dated July 16, 2003; (ii) filed with the SEC a Current Report on Form 8-K on September 25, 2003, covering Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits), which contained the terms agreement and certain other documents related to its public debt offering; and (iii) furnished to the SEC a Current Report on Form 8-K on October 15, 2003, covering Item 7 (Financial Statements and Exhibits) and Item 12 (Results of Operations and Financial Condition), which contained the Company's earnings release dated October 15, 2003.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KRAFT FOODS INC.
/s/ JAMES P. DOLLIVE James P. Dollive, Senior Vice President and Chief Financial Officer
November 13, 2003

QuickLinks

TABLE OF CONTENTS