Form 10-K
period 2003-12-31
KRAFT FOODS INC
filed 2004-03-12
CIK 1103982

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2003

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

        The aggregate market value of the shares of Class A Common Stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on June 30, 2003, was approximately $9 billion. At February 27, 2004, there were 543,877,138 shares of the registrant's Class A Common Stock outstanding, and 1,180,000,000 shares of the registrant's Class B Common Stock outstanding.

Documents Incorporated by Reference

        Portions of the registrant's annual report to shareholders for the year ended December 31, 2003 (the "2003 Annual Report") are incorporated in Part I, Part II and Part IV hereof and made a part hereof. Portions of the registrant's definitive proxy statement for use in connection with its annual meeting of shareholders to be held on April 27, 2004, filed with the Securities and Exchange Commission (the "SEC") on March 5, 2004, are incorporated in Part III hereof and made a part hereof.

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

        Prior to June 13, 2001, Kraft was a wholly owned subsidiary of Altria Group, Inc. On June 13, 2001, Kraft completed an initial public offering ("IPO") of 280,000,000 shares of its Class A common stock at a price of $31.00 per share. The IPO proceeds, net of the underwriting discount and expenses, of $8.4 billion were used to retire a portion of an $11.0 billion long-term note payable to Altria Group, Inc., incurred in connection with the acquisition of Nabisco. After the IPO, Altria Group, Inc. owned approximately 83.9% of the outstanding shares of Kraft's capital stock through its ownership of 49.5% of Kraft's Class A common stock and 100% of Kraft's Class B common stock. Kraft's Class A common stock has one vote per share, while its Class B common stock has ten votes per share. At December 31, 2003, Altria Group, Inc. held 97.9% of the combined voting power of Kraft's outstanding capital stock and owned approximately 84.6% of the outstanding shares of Kraft's capital stock.

        In January 2004, the Company announced a three-year restructuring program with the objectives of leveraging the Company's global scale, realigning and lowering the cost structure, and optimizing capacity utilization. As part of this program, the Company anticipates the exit or closing of up to twenty plants and the elimination of approximately 6,000 positions. Over the next three years, the Company expects to incur up to $1.2 billion in pre-tax charges, reflecting asset disposals, severance and other implementation costs, including an estimated range of $750 million to $800 million in 2004. Approximately one-half of the pre-tax charges are expected to require cash payments. In addition, the Company expects to spend approximately $140 million in capital over the next three years to implement the program, including approximately $50 million in 2004. Cost savings as a result of this program in 2004 are expected to be approximately $120 million to $140 million and are anticipated to reach annual cost savings of approximately $400 million by 2006, all of which are expected to be used in supporting brand-building initiatives.

Source of Funds—Dividends

        Because Kraft is a holding company, its principal source of funds is dividends from its subsidiaries. Kraft's principal wholly owned subsidiaries currently are not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their common stock.

(b)    Financial Information About Industry Segments

        The Company conducts its global business through its subsidiaries: Kraft Foods North America, Inc. ("Kraft Foods North America") and Kraft Foods International, Inc. ("Kraft Foods International"). The Company has operations in 68 countries and sells its products in more than 150 countries. Kraft Foods North America operates in the United States, Canada, Mexico, and Puerto Rico and manages its operations principally by product category, while Kraft Foods International manages its operations by geographic region. During 2003, 2002 and 2001, Kraft Foods North America's segments were Cheese, Meals and Enhancers; Biscuits, Snacks and Confectionery; Beverages, Desserts and Cereals; and Oscar Mayer and Pizza. Kraft Foods North America's food service business within the United States and its businesses in Canada, Mexico and Puerto Rico were reported through the Cheese, Meals and Enhancers segment. Kraft Foods International's segments were Europe, Middle East and Africa; and Latin America and Asia Pacific.

        During January 2004, the Company announced a new global organizational structure, which will result in new segments for financial reporting purposes. Beginning in 2004, the Company's new segments will be U.S. Beverages & Grocery; U.S. Snacks; U.S. Cheese, Canada & North America Foodservice; U.S. Convenient Meals; Europe, Middle East & Africa; and Latin America & Asia Pacific. The new segment structure in North America reflects a shift of certain divisions and brands between segments to align businesses with consumer targets. Results for the Mexico and Puerto Rico businesses will be reported in the Latin America & Asia Pacific segment.

        The Company's 2003, 2002 and 2001 results by segment are discussed herein under the reporting structure in place during 2003. The Company will report financial results in the new segment structure beginning with the results for the first quarter of 2004, and historical amounts will be restated.

        Net revenues and operating companies income* attributable to each segment (together with a reconciliation to consolidated operating income) for each of the last three years are set forth in Note 13 to the Company's consolidated financial statements and are incorporated herein by reference to the 2003 Annual Report.

        The relative percentages of operating companies income attributable to each reportable segment were as follows:

	For the Years Ended December 31,
	2003	2002	2001
Kraft Foods North America:
Cheese, Meals and Enhancers	36.0%	35.2%	35.3%
Biscuits, Snacks and Confectionery	14.3	16.7	15.5
Beverages, Desserts and Cereals	20.1	18.1	19.8
Oscar Mayer and Pizza	9.0	8.8	8.9
Kraft Foods International:
Europe, Middle East and Africa	16.3	15.3	14.3
Latin America and Asia Pacific	4.3	5.9	6.2

Total Kraft Foods Inc.	100.0%	100.0%	100.0%

        During the first quarter of 2003, the Company transferred management responsibility of its Canadian Biscuits and Pet Snacks operations from the Biscuits, Snacks and Confectionery segment to the Cheese, Meals and Enhancers segment, which contains the Company's other Canadian businesses. Accordingly, all prior period amounts have been reclassified to reflect the transfer.

*
The Company's management uses operating companies income, which is defined as operating income before general corporate expenses and amortization of intangibles, to evaluate segment performance and allocate resources. Management believes it is appropriate to disclose this measure to help investors analyze business performance and trends of the various business segments.

(c)    Narrative Description of Business

Markets and Products

        The Company's brands span five consumer sectors, as follows:

  •
  Snacks—primarily cookies, crackers, salted snacks and confectionery;

  •
  Beverages—primarily coffee, aseptic juice drinks and powdered beverages;

  •
  Cheese—primarily natural, process and cream cheeses;

  •
  Grocery—primarily ready-to-eat cereals, enhancers and desserts; and

  •
  Convenient Meals—primarily frozen pizza, packaged dinners, lunch combinations and processed meats.

        The following table shows each reportable segment's participation in these five core consumer sectors.

	Percentage of 2003 Net Revenues by Consumer Sector(3)
Segment(1)	Snacks	Beverages	Cheese	Grocery	Convenient Meals	Total
Kraft Foods North America:
Cheese, Meals and Enhancers(2)	8.3%	9.3%	75.1%	46.5%	30.1%	30.4%
Biscuits, Snacks and Confectionery	52.3					15.5
Beverages, Desserts and Cereals		39.7	1.8	39.2		14.7
Oscar Mayer and Pizza					63.5	10.0

Total Kraft Foods North America	60.6	49.0	76.9	85.7	93.6	70.6

Kraft Foods International:
Europe, Middle East and Africa.	29.3	44.1	18.0	7.0	5.5	22.7
Latin America and Asia Pacific	10.1	6.9	5.1	7.3	0.9	6.7

Total Kraft Foods International	39.4	51.0	23.1	14.3	6.4	29.4

Total Kraft Foods Inc.	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Consumer Sector Percentage of Total Kraft Foods Inc.	29.6%	19.8%	18.2%	16.7%	15.7%	100.0%

(1)
The amounts of net revenues, total assets and long-lived assets attributable to each of the Company's geographic regions and the amounts of net revenues and operating companies income of each of the Company's reportable segments for each of the last three fiscal years are set forth in Note 13 to the Company's consolidated financial statements, incorporated herein by reference to the 2003 Annual Report.

(2)
The Cheese, Meals and Enhancers segment includes the Company's United States food service business and its businesses in Canada, Mexico and Puerto Rico, which sell products across all consumer sectors.

(3)
Percentages are calculated based upon dollars rounded to millions.

Additional Product Disclosure

        Products or similar products contributing 10% or more of the Company's consolidated net revenues for each of the three years in the period ended December 31, 2003, were as follows:

	2003	2002	2001
Cheese	18%	18%	19%
Biscuits	14	15	15
Coffee	13	12	13
Confectionery	11	10	10

        The Company's major brands within each reportable segment are as follows:

Kraft Foods North America:

Cheese, Meals and Enhancers

Snacks:	Oreo and Chips Ahoy! cookies in Canada and Mexico; Newtons, Nilla, Nutter Butter, and SnackWell's cookies in Canada; Ritz crackers in Canada and Mexico; Premium, Triscuit, Wheat Thins, Cheese Nips, Honey Maid Grahams and Teddy Grahams crackers in Canada; Handi-Snacks two-compartment snacks in Canada; Life Savers sugar confectionery products in Canada and Mexico; Creme Savers, Altoids, Gummi Savers and Fruit Snacks sugar confectionery products in Canada; and Terry's and Toblerone chocolate confectionery products in Canada.
Beverages:	Maxwell House, Sanka and Nabob coffees in Canada; Kool-Aid and Tang powdered beverages in Canada and Mexico; and Capri Sun (under license) aseptic juice drinks in Canada and Mexico.
Cheese:
Kraft and Cracker Barrel natural cheeses; Philadelphia cream cheese; Kraft and Velveeta process cheeses; Kraft grated cheeses; Cheez Whiz process cheese sauce; Easy Cheese aerosol cheese spread; and Knudsen and Breakstone's cottage cheese and sour cream.
Grocery:	Kraft and Miracle Whip spoonable dressings; Kraft salad dressings; A.1. steak sauce; Kraft and Bull's-Eye barbecue sauces; Grey Poupon premium mustards; and Shake 'N Bake coatings.
Convenient Meals:	Kraft macaroni & cheese dinners; Taco Bell Home Originals (under license) and It's Pasta Anytime meal kits; Stove Top stuffing mix; Minute rice; and Delissio frozen pizzas in Canada.

Biscuits, Snacks and Confectionery
Snacks:
Oreo, Chips Ahoy!, Newtons, Nilla, Nutter Butter, Stella D'Oro and SnackWell's cookies; Ritz, Premium, Triscuit, Wheat Thins, Cheese Nips, Better Cheddars, Honey Maid Grahams and Teddy Grahams crackers; Planters nuts and salted snacks; Handi-Snacks two-compartment snacks; Life Savers, Creme Savers, Altoids, Gummi Savers and Fruit Snacks sugar confectionery products; Terry's and Toblerone chocolate confectionery products; and Milk-Bone pet snacks.
Beverages, Desserts and Cereals
Beverages:
Maxwell House, General Foods International Coffees, Starbucks (under license), Yuban, Sanka and Gevalia coffees; Capri Sun (under license), Kool-Aid, Tang and Crystal Light aseptic juice drinks; and Kool-Aid, Tang, Capri Sun (under license), Crystal Light and Country Time powdered beverages.
Grocery:
Jell-O dry packaged desserts; Cool Whip frozen whipped topping; Post ready-to-eat cereals; Cream of Wheat and Cream of Rice hot cereals; Balance nutrition and energy snacks; Jell-O refrigerated gelatin and pudding snacks; and Handi-Snacks shelf-stable pudding snacks.
Cheese:	Breyers yogurt (under license).
Oscar Mayer and Pizza
Convenient Meals:
DiGiorno, Tombstone, Jack's and California Pizza Kitchen (under license) frozen pizzas; Lunchables lunch combinations; Oscar Mayer and Louis Rich cold cuts, hot dogs and bacon; Boca soy-based meat alternatives; and Back to Nature cereals.
Kraft Foods International:
Europe, Middle East and Africa
Snacks:
Milka, Suchard, Côte d'Or, Marabou, Toblerone, Freia, Terry's, Daim, Figaro, Korona, Poiana, Prince Polo, Alpen Gold and Siesta chocolate confectionery products; and Estrella, Maarud, Cipso and Lux salted snacks.
Beverages:
Jacobs, Gevalia, Carte Noire, Jacques Vabre, Kaffee HAG, Grand' Mère, Kenco, Saimaza, Maxwell House, Dadak, Onko, Samar and Nova Brasilia coffees; Tang powdered beverages; and Suchard Express, O'Boy and Kaba chocolate drinks.
Cheese:	Kraft, Dairylea, Sottilette and El Caserío cheeses; and Philadelphia cream cheese.
Grocery:	Kraft pourable and spoonable salad dressings; and Miracel Whip spoonable dressings.
Convenient Meals:	Lunchables lunch combinations; Kraft and Mirácoli pasta dinners and sauces; and Simmenthal canned meats.

Latin America and Asia Pacific
Snacks:
Oreo, Chips Ahoy!, Ritz, Terrabusi, Canale, Club Social, Cerealitas, Trakinas and Lucky biscuits; Milka, Lacta and Gallito chocolate confectionery products; and Sugus and Artic sugar confectionery products.
Beverages:	Maxwell House and Maxim coffee; Tang, Clight, Kool-Aid, Royal, Verao, Fresh, Frisco, Q-Refres-Ko and Ki-Suco powdered beverages; and Maguary juice concentrate and ready-to-drink beverages.
Cheese:	Kraft and Eden process cheeses; Philadelphia cream cheese; and Cheez Whiz process cheese spread.
Grocery:	Royal dry packaged desserts; Kraft spoonable and pourable salad dressings; Kraft and ETA peanut butters; and Vegemite yeast spread.
Convenient Meals:	Kraft macaroni & cheese dinners.

Distribution, Competition and Raw Materials

        Kraft Foods North America's products are generally sold to supermarket chains, wholesalers, supercenters, club stores, mass merchandisers, distributors, convenience stores, gasoline stations and other retail food outlets. In general, the retail trade for food products is consolidating. Food products are distributed through distribution centers, satellite warehouses, company-operated and public cold-storage facilities, depots and other facilities. Most distribution in North America is in the form of warehouse delivery, but biscuits and frozen pizza are distributed through two direct-store-delivery systems. Selling efforts are supported by national and regional advertising on television and radio, as well as outdoor media such as billboards and in magazines and newspapers, as well as by sales promotions, product displays, trade incentives, informative material offered to customers and other promotional activities. Subsidiaries and affiliates of Kraft Foods International sell their food products primarily in the same manner and also engage the services of independent sales offices and agents.

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

        Kraft Foods North America, Kraft Foods International and their subsidiaries purchase a substantial portion of their dairy raw material requirements, including milk and cheese, from independent third parties such as agricultural cooperatives and independent processors. The prices for milk and other dairy product purchases are substantially influenced by government programs, as well as by market supply and demand. Dairy commodity costs on average were higher in 2003 than those seen in 2002.

        The most significant cost item in coffee products is green coffee beans, which are purchased on world markets. Green coffee bean prices are affected by the quality and availability of supply, trade agreements among producing and consuming nations, the unilateral policies of the producing nations, changes in the value of the United States dollar in relation to certain other currencies and consumer demand for coffee products. In 2003, coffee bean costs on average were higher than in 2002. A significant cost item in chocolate confectionery products is cocoa, which is purchased on world markets, and the price of which is affected by the quality and availability of supply and changes in the value of the British pound sterling and the United States dollar relative to certain other currencies. In 2003, cocoa bean costs on average were higher than in 2002.

        The prices paid for raw materials and agricultural materials used in the products of Kraft Foods North America, Kraft Foods International and their subsidiaries generally reflect external factors such as weather conditions, commodity market fluctuations, currency fluctuations and the effects of governmental agricultural programs. Although the prices of the principal raw materials can be expected to fluctuate as a result of these factors, the Company believes such raw materials to be in adequate supply and generally available from numerous sources. The Company uses hedging techniques to minimize the impact of price fluctuations in its principal raw materials. However, it does not fully hedge against changes in commodity prices and these strategies may not protect the Company or its subsidiaries from increases in specific raw material costs.

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

Acquisitions and Divestitures

        During 2003, the Company acquired a biscuits business in Egypt and trademarks associated with a small U.S.-based natural foods business. The total cost of these and other smaller acquisitions was $98 million. During 2002, the Company acquired a snacks business in Turkey and a biscuits business in Australia. The total cost of these and other smaller acquisitions was $122 million. During 2001, the Company purchased coffee businesses in Romania, Morocco and Bulgaria and also acquired confectionery businesses in Russia and Poland. The total cost of these and other smaller acquisitions was $194 million.

        During 2003, the Company sold a European rice business and a branded fresh cheese business in Italy. The aggregate proceeds received from sales of businesses during 2003 were $96 million, on which the Company recorded pre-tax gains of $31 million. During 2002, the Company sold several small North American food businesses, some of which were previously classified as businesses held for sale. The net revenues and operating results of the businesses held for sale, which were not significant, were excluded from the Company's consolidated statements of earnings, and no gain or loss was recognized on these sales. In addition, the Company sold its Latin American yeast and industrial bakery ingredients business for $110 million and recorded a pre-tax gain of $69 million. The aggregate proceeds received from sales of businesses during 2002 were $219 million, on which the Company recorded pre-tax gains of $80 million. During 2001, the Company sold several small food businesses. The aggregate proceeds received in these transactions were $21 million, on which the Company recorded pre-tax gains of $8 million.

        The operating results of these acquisitions and divestitures were not material to the Company's consolidated financial position, results of operations or cash flows in any of the periods presented.

Other Matters

Customers

        For the year ended December 31, 2003, the Company's five largest customers accounted for approximately 27% of its net revenues, while the Company's ten largest customers accounted for approximately 37% of its net revenues. One of the Company's customers, Wal-Mart Stores, Inc., accounted for approximately 12% of net revenues for 2003.

Employees

        At December 31, 2003, the Company employed approximately 106,000 people worldwide. Approximately 30% of the Company's 48,000 employees in the United States are represented by labor unions. Most of the unionized workers at the Company's domestic locations are represented under contracts with the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union; the United Food and Commercial Workers International Union; and the International Brotherhood of Teamsters. These contracts expire at various times throughout the next several years. Outside the United States, labor unions or workers' councils represent approximately 60% of the Company's 58,000 employees. The Company's business units are subject to a number of laws and regulations relating to their relationships with their employees. These laws and regulations are specific to the location of each enterprise. In addition, in accordance with European Union requirements, Kraft Foods International has established European Works Councils composed of management and elected members of its workforce. The Company believes that its relations with employees and their representative organizations are good.

        In January 2004, the Company announced a three-year restructuring program. Under this program, the Company anticipates the elimination of approximately 6,000 positions.

Research and Development

        The Company pursues four objectives in research and development: uncompromising product safety and quality; growth through new products; superior consumer satisfaction; and reduced costs.

        The Company's research and development resources include more than 2,000 food scientists, chemists and engineers, deployed primarily in five key technology centers: East Hanover, New Jersey; Glenview, Illinois; Tarrytown, New York; Banbury, United Kingdom; and Munich, Germany. These technology centers are equipped with pilot plants and state-of-the-art instruments. Research and development expense was $380 million in 2003, $360 million in 2002 and $358 million in 2001.

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

        Some of the Company's products are sold under brands that have been licensed from others on terms that are generally renewable at the Company's discretion. These licensed brands include Starbucks bagged coffee for sale in United States grocery stores, Capri Sun aseptic juice drinks for sale in North America, Taco Bell Home Originals Mexican style food products for sale in United States grocery stores, California Pizza Kitchen frozen pizzas for sale in grocery stores in the United States and Canada, Pebbles ready-to-eat cereals and Breyers yogurt products.

        Similarly, the Company owns thousands of patents worldwide, and the patent portfolio as a whole is material to the Company's business; however, no one patent or group of related patents is material to the

Company. In addition, the Company has proprietary trade secrets, technology, know-how processes and other intellectual property rights that are not registered.

Seasonality

        Demand for certain of the Company's products may be influenced by holidays, changes in seasons or other annual events. Due to the offsetting nature of demands for the Company's product portfolio, however, sales of the Company's products are generally evenly balanced throughout the year.

Environmental Regulation

        The Company is subject to various federal, state, local and foreign laws and regulations concerning the discharge of materials into the environment, or otherwise related to environmental protection, including the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (commonly known as "Superfund"), which imposes joint and several liability on each responsible party. In 2003, subsidiaries of the Company were involved in 103 active Superfund and other actions in the United States related to current operations and certain former or divested operations for which the Company retains liability.

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

        Each of the Company's segments is subject to intense competition, changes in consumer preferences and demand for its products, the effects of changing prices for its raw materials and local economic and market conditions. Their results are dependent upon their continued ability to promote brand equity successfully, to anticipate and respond to new consumer trends, to develop new products and markets, to broaden brand portfolios, to compete effectively with lower priced products in a consolidating environment at the retail and manufacturing levels and to improve productivity. The Company's results are also dependent on its ability to consummate and successfully integrate acquisitions and to realize the cost savings and improved asset utilization contemplated by its restructuring program. In addition, the Company is subject to the effects of foreign economies, currency movements, fluctuations in levels of customer inventories and credit and other business risks related to its customers operating in a challenging economic and competitive environment. The Company's results are affected by its access to credit markets, borrowing costs and credit ratings, which may in turn be influenced by the credit ratings of Altria Group, Inc. The Company's benefit expense is subject to the investment performance of pension plan assets, interest rates and cost increases for medical benefits offered to employees and retirees. The food industry continues to be subject to recalls if products become adulterated or misbranded, liability if product consumption causes injury, ingredient disclosure and labeling laws and regulations and the possibility that consumers could lose confidence in the safety and quality of certain food products. The food industry is also subject to consumer concerns regarding genetically modified organisms and the health implications of obesity and trans-fatty acids. Developments in any of these areas, which are more fully described elsewhere in this document and which descriptions are incorporated into this section by reference, could cause the Company's results to differ materially from results that have been or may be projected by or on behalf of the Company. The Company cautions that the foregoing list of important factors is not exclusive. Any forward-looking statements are made as of the date of the document in which they appear. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

(d)    Financial Information About Foreign and Domestic Operations and Export Sales

        The amounts of net revenues, total assets and long-lived assets attributable to each of the Company's geographic segments for each of the last three fiscal years are set forth in Note 13 to the Company's consolidated financial statements, incorporated herein by reference to the 2003 Annual Report.

        Kraft's subsidiaries export coffee products, grocery products, cheese and processed meats. In 2003, exports from the United States by these subsidiaries amounted to approximately $99 million.

(e)    Available Information

        The Company is required to file annual, quarterly and special reports, proxy statements and other information with the SEC. Investors may read and copy any document that the Company files, including this Annual Report on Form 10-K, at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, from which investors can electronically access the Company's SEC filings.

        The Company makes available free of charge on or through its website (www.kraft.com), its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after it electronically files such material with, or furnishes the material to, the SEC. Investors can also access the Company's filings with the SEC by visiting http://ir.ccbn.com/ir.zhtml?t=kft&s=1901. The information on the Company's website is not, and shall not be deemed to be, a part of this Report or incorporated into any other filings the Company makes with the SEC.

Item 2.    Properties.

        The Company has 197 manufacturing and processing facilities worldwide. In North America, the Company has 90 facilities, and outside of North America there are 107 facilities located in 43 countries. These manufacturing and processing facilities are located throughout the following territories:

Territory	Number of Facilities
United States	66
Canada	20
Mexico	4
Western Europe	39
Central and Eastern Europe, Middle East and Africa	21
Latin America	31
Asia Pacific	16

Total	197

        The Company owns 188 and leases nine of these manufacturing and processing facilities. All of the Company's plants and properties are maintained in good condition, and the Company believes that they are suitable and adequate for its present needs.

        As of December 31, 2003, the Company's distribution facilities consisted of 500 distribution centers and depots worldwide. In North America, the Company had 370 distribution centers and depots, more than 75% of which support the Company's direct-store-delivery systems. Outside North America, the Company had 130 distribution centers in 41 countries. The Company owns 60 of these distribution centers and two of these depots and leases 260 of these distribution centers and 178 of these depots. The Company believes that all of these facilities are in good condition and have sufficient capacity to meet the Company's distribution needs for the foreseeable future.

        In January 2004, the Company announced a three-year restructuring program. As part of this program, the Company expects to exit or close up to 20 of its production facilities worldwide.

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

        On January 2, 2004, the Canada Border Services Agency ("CBSA"), an agency of the Canadian government, announced the initiation of an investigation into an allegation of injurious dumping by Kraft Foods North America of frozen self-rising crust pizza from the United States following a complaint filed by McCain Foods Limited, which claims that the alleged dumping is materially injuring Canadian production by causing price erosion, price suppression, lost sales and reduced profits. Kraft Canada is the major importer of frozen self-rising crust pizza from the United States, which it sells under the brand name Delissio. On the basis of McCain's allegation, the Canadian International Trade Tribunal ("CITT") issued a preliminary finding that there was a reasonable indication of injury in the Canadian market. Following this finding, the CBSA must make a preliminary determination as to whether dumping has occurred. This is currently scheduled for April 1, 2004, but may be extended by an additional 45 days. If the CBSA were to conclude on a preliminary basis that dumping has occurred, the CITT would commence a formal inquiry into whether the imports are in fact materially injuring Canadian production.

The CITT would be required to hold hearings and make a final determination as to material injury, if any, by the end of July 2004, subject to the possible 45-day extension. The Company is vigorously contesting McCain's allegations of dumping and material injury. If material injury is found by the CITT, dumping duties will be assessed against imports of frozen self-rising crust pizza from the United States for an initial period of five years. The dumping duties will be based upon a comparison of normal values determined by the CBSA for Kraft Foods North America against Kraft Foods North America's export prices. Frozen pizzas are currently imported into Canada from the United States on a duty-free basis under the terms of the North American Free Trade Agreement.

        In November 2003, the Company was advised by the Fort Worth District Office of the SEC that the staff is considering recommending that the SEC bring a civil injunctive action against the Company charging it with aiding and abetting Fleming Companies ("Fleming") in violations of the securities laws. District staff alleges that a Company employee, who received a similar notice, signed documents requested by Fleming, which Fleming used in order to accelerate its revenue recognition. The notice does not contain any allegations or statements regarding the Company's accounting for transactions with Fleming. The Company believes that it properly recorded the transactions in accordance with accounting principles generally accepted in the United States. The Company has submitted a response to the staff indicating why it believes that no enforcement action should be brought against it. The Company has cooperated fully with the SEC with respect to this matter and the SEC's investigation of Fleming.

        In October 2002, Mr. Mustapha Gaouar filed suit in the Commercial Court of Casablanca against the Company and Mr. Omar Berrada claiming damages of approximately $31 million arising from a non-compete undertaking signed by Mr. Gaouar allegedly under duress. The non-compete clause was contained in an agreement concluded in 1986 between Mr. Gaouar and Mr. Berrada acting for himself and for his group of companies, including Les Cafes Ennasr (renamed Kraft Foods Maroc), which was acquired by the Company from Mr. Berrada in 2001. In June 2003, the court issued a preliminary judgment against Kraft Foods Maroc and Mr. Berrada holding that Mr. Gaouar is entitled to damages for being deprived of the possibility of engaging in coffee roasting from 1986 due to such non-compete undertaking. At that time, the court appointed two experts to assess the amount of damages to be awarded. In December 2003, these experts delivered a report concluding that they could see no evidence of loss suffered by Mr. Gaouar. Mr. Gaouar has asked the court that this report be set aside and new court experts be appointed. The Company believes that it has various grounds for appeal of the original judgment and intends to pursue such an appeal after damages have been finally assessed. The existence of the claims of Mr. Gaouar was not disclosed by Mr. Berrada at the time of the Company's acquisition of Kraft Foods Maroc in 2001. As a result, in the event that the Company is ultimately found liable for damages to plaintiff in this case, the Company believes that it may have claims against Mr. Berrada for recovery of all or a portion of the amount.

        In May 2002, the Company was served with a lawsuit filed in California by the American Environmental Safety Institute against several major chocolate manufacturers alleging that the defendants' chocolate products contain "potentially dangerous levels of lead and cadmium." The suit alleged that these levels, which are not disclosed on the product labels, are a violation of California's Proposition 65, which requires a warning on products containing chemicals "known to the State" to be carcinogens or reproductive toxicants. In December 2003, a settlement was reached, and all claims in the case were dismissed with prejudice. The settlement amount was not material to the Company.

Environmental Matters

        In May 2001, the State of Ohio notified the Company that it may be subject to an enforcement action for alleged past violations of the Company's wastewater discharge permit at its production facility in Farmdale, Ohio. The State has offered to attempt to negotiate a settlement of this matter, and the parties currently are involved in settlement negotiations.

        The Company is potentially liable for certain environmental matters arising from the operations of Nabisco's former wholly owned subsidiary, Rowe Industries. Rowe operated a small engine manufacturing facility in Sag Harbor, New York in the 1950s, 1960s and early 1970s that used various solvents. About 20 homes downgradient from the site were connected to public drinking water in the mid-1980s after solvents were detected in their individual wells. Since 1996, three toxic tort cases have been brought against Nabisco in New York state court, collectively by or on behalf of approximately 80 individuals, including 17 minors. The first case was filed on March 6, 1996, in the Supreme Court of the State of New York and was subsequently dismissed by the trial court. That decision was affirmed on appeal. The other two cases were both filed on January 3, 2000, also in the Supreme Court of the State of New York. That court granted defendant's summary judgment motion as to all but one of the plaintiffs in each of the remaining cases, and the plaintiffs have now withdrawn their appeal of this ruling. In August 2002, the court entered summary judgment against the remaining two plaintiffs and dismissed all of their remaining claims. These two plaintiffs appealed that judgment, and in December 2003, the Appellate Division upheld the lower court's ruling dismissing all claims. The time to seek leave to appeal or to move for reconsideration expired on January 21, 2004, with no action taken by the two remaining plaintiffs, and the cases are now final and fully resolved in the Company's favor.

Item 4.    Submission of Matters to a Vote of Security Holders.

        None.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.

        The information called for by this Item is hereby incorporated by reference to the paragraph captioned "Quarterly Financial Data (Unaudited)" on page 59 of the 2003 Annual Report and made a part hereof.

Item 6.    Selected Financial Data.

        The information called for by this Item is hereby incorporated by reference to the information with respect to 1999-2003 appearing under the caption "Selected Financial Data" on page 39 of the 2003 Annual Report and made a part hereof.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The information called for by this Item is hereby incorporated by reference to the paragraphs captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" (the "MD&A") on pages 23 to 38 of the 2003 Annual Report and made a part hereof.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        The information called for by this Item is hereby incorporated by reference to the paragraphs in the MD&A captioned "Market Risk" and "Value at Risk" on pages 36 to 37 of the 2003 Annual Report and made a part hereof.

Item 8.    Financial Statements and Supplementary Data.

        The information called for by this Item is hereby incorporated by reference to the 2003 Annual Report as set forth under the caption "Quarterly Financial Data (Unaudited)" on page 59 and in the Index to Consolidated Financial Statements and Schedules (see Item 15) and made a part hereof.

Item 9.    Changes in and Disagreements with Auditors on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

        The Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Securities Exchange Act of 1934, as amended. There has been no change in the Company's internal control over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Executive Officers of the Company

        The following are the executive officers of the Company as of February 27, 2004:

Name	Age	Title
Roger K. Deromedi	50	Chief Executive Officer
Gustavo H. Abelenda	43	Group Vice President and President, Latin America Region
Daryl G. Brewster	47	Group Vice President and President, U.S. Snacks Sector
Maurizio Calenti	49	Group Vice President and President, Central and Eastern Europe, Middle East and Africa Region
Brian M. Carlisle	48	Group Vice President and President, Western Europe Region
James P. Dollive	52	Executive Vice President and Chief Financial Officer
Brian J. Driscoll	45	Senior Vice President, Sales, North America Commercial
Terry M. Faulk	58	Executive Vice President, Global Human Resources
Marc S. Firestone	44	Executive Vice President, General Counsel and Corporate Secretary
Arjun Gupta	40	Group Vice President and President, Asia Pacific Region
Betsy D. Holden	48	President, Global Marketing and Category Development
Pascal Houssin	52	Senior Vice President, Sales, International Commercial
David S. Johnson	48	President, North America Commercial
Alene Korby	50	Executive Vice President and Chief Information Officer
Joachim Krawczyk	52	Group Vice President and President, West Central Europe Region

John F. Mowrer III	54	Senior Vice President and Controller
Michael Mudd	52	Executive Vice President, Global Corporate Affairs
David G. Owens	52	Executive Vice President, Global Strategy and Business Development
Kevin Ponticelli	46	Group Vice President and President, U.S. Cheese and Dairy Sector
Hugh H. Roberts	52	President, International Commercial
Thomas H. Sampson	45	Senior Vice President and President, North America Foodservice
Fred Schaeffer	43	Senior Vice President and General Manager, Kraft Canada
Richard G. Searer	50	Group Vice President and President, U.S. Convenient Meals Sector
Elizabeth A. Smith	40	Group Vice President and President, U.S. Beverages and Grocery Sectors
Jean E. Spence	46	Executive Vice President, Global Technology and Quality
Franz-Josef H. Vogelsang	53	Executive Vice President, Global Supply Chain

        All of the above-named officers have been employed by the Company in various capacities during the past five years, except for Mr. Firestone. Prior to joining the Company in 2003, Mr. Firestone was Senior Vice President and General Counsel for Philip Morris International Inc. From 1998 until 2001, he was Chief Counsel for Philip Morris Europe.

        The Company has adopted a code of ethics as defined in Item 406 of Regulation S-K, which code applies to all of its employees, including its principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. This code of ethics is available free of charge on the Company's website at www.kraft.com and will be provided free of charge to any stockholder requesting a copy by writing to: Corporate Secretary, Kraft Foods Inc., Three Lakes Drive, Northfield, IL 60093.

        In addition, the Company has adopted corporate governance guidelines and charters for its Audit Committee and Compensation and Governance Committee and will adopt a code of business conduct and ethics that applies to the members of its Board of Directors. All of these materials will be available on the Company's website at www.kraft.com by April 27, 2004 and will be provided free of charge to any stockholder requesting a copy by writing to: Corporate Secretary, Kraft Foods Inc., Three Lakes Drive, Northfield, IL 60093.

        The information on the Company's website is not, and shall not be deemed to be, a part of this Report or incorporated into any other filings the Company makes with the SEC.

Item 11.    Executive Compensation.

        Except for the information relating to the executive officers of, and certain documents adopted by, the Company set forth in Item 10 of this Report and the information regarding equity compensation plans set forth in Item 12 below, the information called for by Items 10-14 is hereby incorporated by reference to the Company's definitive proxy statement for use in connection with its annual meeting of shareholders to be held on April 27, 2004, filed with the SEC on March 5, 2004, and, except as indicated therein, is made a part hereof.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The number of shares to be issued upon exercise or vesting and the number of shares remaining available for future issuance under the Company's equity compensation plans at December 31, 2003 were as follows:

Equity Compensation Plan Information

	Number of Shares to be Issued Upon Exercise of Outstanding Options and Vesting of Restricted Stock	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by stockholders	19,874,234	$31.00	51,788,645

Item 13.    Certain Relationships and Related Transactions.

        See Item 11.

Item 14.    Principal Accounting Fees and Services.

        See Item 11.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a)
  Index to Consolidated Financial Statements and Schedules

	Reference
	Form 10-K Annual Report Page	2003 Annual Report Page
Data incorporated by reference to the Company's 2003 Annual Report
Consolidated Balance Sheets at December 31, 2003 and 2002	—	40
Consolidated Statements of Earnings for the years ended December 31, 2003, 2002 and 2001	—	41
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	—	42
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2003, 2002 and 2001	—	43
Notes to Consolidated Financial Statements	—	44-59
Report of Independent Auditors	—	60
Data submitted herewith:
Report of Independent Auditors on Financial Statement Schedule	S-1	—
Financial Statement Schedule—Valuation and Qualifying Accounts	S-2	—

        Schedules other than those listed above have been omitted either because such schedules are not required or are not applicable.

  (b)
  Reports on Form 8-K. During the last quarter of 2003, the Company furnished to the SEC a Current Report on Form 8-K on October 15, 2003, covering Item 7 (Financial Statements and Exhibits) and Item 12 (Results of Operations and Financial Condition), which contained the

    Company's earnings release dated October 15, 2003. Subsequent to December 31, 2003, the Company (i) furnished to the SEC a Current Report on Form 8-K on January 27, 2004, covering Item 7 (Financial Statements and Exhibits) and Item 12 (Results of Operations and Financial Condition), which contained the Company's earnings release dated January 27, 2004; and (ii) filed a Current Report on Form 8-K on January 28, 2004, covering Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits), which contained the Company's consolidated financial statements as of and for the year ended December 31, 2003.

  (c)
  The following exhibits are filed as part of this Report (Exhibit Nos. 10.4-10.13 are management contracts, compensatory plans or arrangements):

3.1	Articles of Incorporation of the Registrant(1)
3.2	Articles of Amendment to the Articles of Incorporation of the Registrant(1)
3.3	Registrant's Amended and Restated By-Laws
4.1	Indenture between the Registrant and JPMorgan Chase Bank, Trustee, dated as of October 17, 2001(2)
4.2	The Registrant agrees to furnish copies of any instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries that does not exceed 10 percent of the total assets of the Registrant and its consolidated subsidiaries to the Commission upon request.
10.1	Corporate Agreement between Altria Group, Inc. and the Registrant(3)
10.2	Services Agreement between Altria Corporate Services, Inc. and the Registrant (including Exhibits)(4)
10.3	Tax-Sharing Agreement between Altria Group, Inc. and the Registrant(5)
10.4	2001 Kraft Foods Inc. Performance Incentive Plan(3)
10.5	2001 Kraft Foods Inc. Compensation Plan for Non-Employee Directors, as amended(6)
10.6	Form of Employment Agreement entered into by Altria Group, Inc. with each of Betsy D. Holden and Roger K. Deromedi(5)
10.7	Kraft Foods Inc. Supplemental Benefits Plan I (including First Amendment adding Supplement A)(5)
10.8	Kraft Foods Inc. Supplemental Benefits Plan II(5)
10.9	Form of Employee Grantor Trust Enrollment Agreement(7)(11)
10.10	The Altria Group, Inc. 1992 Incentive Compensation and Stock Option Plan(8)(11)
10.11	The Altria Group, Inc. 1997 Performance Incentive Plan(9)(11)
10.12	The Altria Group, Inc. 2000 Performance Incentive Plan(10)(11)
10.13	2001 Kraft Foods Inc. Compensation Plan for Non-Employee Directors (Deferred Compensation)(12)
10.14	Five-Year Revolving Credit Agreement dated as of July 24, 2001(6)
10.15	364 Day Revolving Credit Agreement dated as of July 14, 2003(13)
10.16	Letter Agreement with Betsy D. Holden
10.17	Description of Agreement with Roger K. Deromedi
12	Statements re: computation of ratios(14)
13	Pages 23-60 of the 2003 Annual Report, but only to the extent set forth in Items 1, 5-7, 7A, 8 and 15 hereof. With the exception of the aforementioned information incorporated by reference in this Annual Report on Form 10-K, the 2003 Annual Report is not to be deemed "filed" as a part of this Report.
21	Subsidiaries of the Registrant
23	Consent of PricewaterhouseCoopers LLP, Independent Accountants
24	Powers of Attorney

31.1	Certification of the Registrant's Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Registrant's Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Registrant's Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Registrant's Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to the Registrant's Form S-1 filed with the Securities and Exchange Commission on March 16, 2001 (No. 333-57162).

(2)
Incorporated by reference to the Registrant's Form S-3 filed with the Securities and Exchange Commission on August 16, 2001 (No. 333-67770).

(3)
Incorporated by reference to the Registrant's Amendment No. 5 to Form S-1 filed with the Securities and Exchange Commission on June 8, 2001 (No. 333-57162).

(4)
Incorporated by reference to the Registrant's Amendment No. 2 to Form S-1 filed with the Securities and Exchange Commission on May 11, 2001 (No. 333-57162).

(5)
Incorporated by reference to the Registrant's Amendment No. 1 to Form S-1 filed with the Securities and Exchange Commission on May 2, 2001 (No. 333-57162).

(6)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(7)
Incorporated by reference to the Annual Report on Form 10-K of Altria Group, Inc. for the year ended December 31, 1995 (SEC File No. 1-8940).

(8)
Incorporated by reference to the Annual Report on Form 10-K of Altria Group, Inc. for the year ended December 31, 1997 (SEC File No. 1-8940).

(9)
Incorporated by reference to the Proxy Statement of Altria Group, Inc. dated March 10, 1997 (SEC File No. 1-8940).

(10)
Incorporated by reference to the Proxy Statement of Altria Group, Inc. dated March 10, 2000 (SEC File No. 1-8940).

(11)
Compensation plans maintained by Altria Group, Inc. and its subsidiaries in which officers of the Registrant have historically participated.

(12)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

(13)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(14)
Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2004.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRAFT FOODS INC.
	By:	/s/ JAMES P. DOLLIVE (James P. Dollive, Executive Vice President and Chief Financial Officer)
Date: March 12, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ ROGER K. DEROMEDI (Roger K. Deromedi)	Director and Chief Executive Officer	March 12, 2004
/s/ JAMES P. DOLLIVE (James P. Dollive)	Executive Vice President and Chief Financial Officer	March 12, 2004
/s/ JOHN F. MOWRER III (John F. Mowrer III)	Senior Vice President and Controller	March 12, 2004
*LOUIS C. CAMILLERI, DINYAR S. DEVITRE, W. JAMES FARRELL, BETSY D. HOLDEN, JOHN C. POPE, MARY L. SCHAPIRO, CHARLES R. WALL, DEBORAH C. WRIGHT	Directors
*By:	/s/ JAMES P. DOLLIVE (James P. Dollive, Attorney-in-fact)	March 12, 2004

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of
Kraft Foods Inc.:

        Our audits of the consolidated financial statements referred to in our report dated January 23, 2004 appearing in the 2003 Annual Report to Shareholders of Kraft Foods Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
January 23, 2004

S-1

KRAFT FOODS INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2003, 2002 and 2001
(in millions)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
			(a)	(b)
2003:
Allowance for discounts	$11	$29	$—	$28	$12
Allowance for doubtful accounts	134	22	(5)	21	130

	$145	$51	$(5)	$49	$142

2002:
Allowance for discounts	$11	$10	$2	$12	$11
Allowance for doubtful accounts	168	25	(39)	20	134

	$179	$35	$(37)	$32	$145

2001:
Allowance for discounts	$7	$5	$4	$5	$11
Allowance for doubtful accounts	165	25	5	27	168

	$172	$30	$9	$32	$179

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
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
  Item 9. Changes in and Disagreements with Auditors on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures.
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Principal Accounting Fees and Services.
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
SIGNATURES