Form 10-Q
period 2004-03-31
KRAFT FOODS INC
filed 2004-05-10
CIK 1103982

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒        No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒        No ☐

        At April 30, 2004, there were 540,681,276 shares of the registrant's Class A Common Stock outstanding, and 1,180,000,000 shares of the registrant's Class B Common Stock outstanding.

KRAFT FOODS INC.

TABLE OF CONTENTS

		Page No.
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets at March 31, 2004 and December 31, 2003	3-4
	Condensed Consolidated Statements of Earnings for the Three Months Ended March 31, 2004 and 2003	5
	Condensed Consolidated Statements of Shareholders' Equity for the Year Ended December 31, 2003 and the Three Months Ended March 31, 2004	6
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2004 and 2003	7-8
	Notes to Condensed Consolidated Financial Statements	9-19
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20-33
Item 4.	Controls and Procedures	34
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	35-36
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	36
Item 4.	Submission of Matters to a Vote of Security Holders	36-37
Item 5.	Other Information	37-40
Item 6.	Exhibits and Reports on Form 8-K	40
Signature		41

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

Kraft Foods Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$287	$514
Receivables (less allowances of $120 and $114)	3,455	3,369
Inventories:
Raw materials	1,529	1,375
Finished product	2,020	1,968

	3,549	3,343
Deferred income taxes	671	681
Other current assets	259	217

Total current assets	8,221	8,124
Property, plant and equipment, at cost	15,871	15,805
Less accumulated depreciation	5,876	5,650

	9,995	10,155
Goodwill	25,777	25,402
Other intangible assets, net	11,042	11,477
Prepaid pension assets	3,270	3,243
Other assets	984	884

TOTAL ASSETS	$59,289	$59,285

See notes to condensed consolidated financial statements.

Continued

Kraft Foods Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars)
(Unaudited)

	March 31, 2004	December 31, 2003
LIABILITIES
Short-term borrowings	$653	$553
Current portion of long-term debt	776	775
Due to Altria Group, Inc. and affiliates	384	543
Accounts payable	1,793	2,005
Accrued liabilities:
Marketing	1,458	1,500
Employment costs	463	699
Other	1,506	1,335
Income taxes	582	451

Total current liabilities	7,615	7,861
Long-term debt	11,696	11,591
Deferred income taxes	5,726	5,856
Accrued postretirement health care costs	1,916	1,894
Other liabilities	3,529	3,553

Total liabilities	30,482	30,755
Contingencies (Note 6)
SHAREHOLDERS' EQUITY
Class A common stock, no par value (555,000,000 shares issued)
Class B common stock, no par value (1,180,000,000 shares issued and outstanding)
Additional paid-in capital	23,770	23,704
Earnings reinvested in the business	7,105	7,020
Accumulated other comprehensive losses (primarily currency translation adjustments)	(1,639)	(1,792)

	29,236	28,932
Less cost of repurchased stock (13,542,192 and 13,062,876 Class A shares)	(429)	(402)

Total shareholders' equity	28,807	28,530

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$59,289	$59,285

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2004	2003
Net revenues	$7,693	$7,359
Cost of sales	4,748	4,349

Gross profit	2,945	3,010
Marketing, administration and research costs	1,646	1,520
Asset impairment and exit costs	308
Amortization of intangibles	2	2

Operating income	989	1,488
Interest and other debt expense, net	165	179

Earnings before income taxes and minority interest	824	1,309
Provision for income taxes	263	460

Earnings before minority interest	561	849
Minority interest in earnings, net	1	1

Net earnings	$560	$848

Per share data:
Basic earnings per share	$0.33	$0.49

Diluted earnings per share	$0.33	$0.49

Dividends declared	$0.18	$0.15

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity
For the Year Ended December 31, 2003 and
the Three Months Ended March 31, 2004
(in millions of dollars, except per share data)
(Unaudited)

				Accumulated Other Comprehensive Earnings/(Losses)
	Class A and B Common Stock							Total Share- holders' Equity
		Additional Paid-in Capital	Earnings Reinvested in the Business	Currency Translation Adjustments	Other	Total	Cost of Repurchased Stock
Balances, January 1, 2003	$—	$23,655	$4,814	$(2,249)	$(218)	$(2,467)	$(170)	$25,832
Comprehensive earnings:
Net earnings			3,476					3,476
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				755		755		755
Additional minimum pension liability					(68)	(68)		(68)
Change in fair value of derivatives accounted for as hedges					(12)	(12)		(12)

Total other comprehensive earnings								675

Total comprehensive earnings								4,151

Exercise of stock options and issuance of other stock awards		49	(129)				148	68
Cash dividends declared ($0.66 per share)			(1,141)					(1,141)
Class A common stock repurchased							(380)	(380)

Balances, December 31, 2003	—	23,704	7,020	(1,494)	(298)	(1,792)	(402)	28,530
Comprehensive earnings:
Net earnings			560					560
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				146		146		146
Additional minimum pension liability					(13)	(13)		(13)
Change in fair value of derivatives accounted for as hedges					20	20		20

Total other comprehensive earnings								153

Total comprehensive earnings								713

Exercise of stock options and issuance of other stock awards		66	(165)				136	37
Cash dividends declared ($0.18 per share)			(310)					(310)
Class A common stock repurchased							(163)	(163)

Balances, March 31, 2004	$—	$23,770	$7,105	$(1,348)	$(291)	$(1,639)	$(429)	$28,807

Total comprehensive earnings were $973 million for the quarter ended March 31, 2003.

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2004	2003
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net earnings	$560	$848
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	209	193
Deferred income tax provision	4	8
Integration costs, net of cash paid		(2)
Asset impairment and exit costs, net of cash paid	296
Cash effects of changes, net of the effects from acquired and divested companies:
Receivables, net	(47)	(167)
Inventories	(174)	(310)
Accounts payable	(188)	(301)
Income taxes	96	308
Amounts due to Altria Group, Inc. and affiliates	(22)	(19)
Other working capital items	(268)	(219)
Change in pension assets and postretirement liabilities, net	(52)	(25)
Other	80	1

Net cash provided by operating activities	494	315

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
Capital expenditures	(148)	(220)
Purchases of businesses, net of acquired cash	(119)	(5)
Other	1	3

Net cash used in investing activities	(266)	(222)

See notes to condensed consolidated financial statements.
Continued

Kraft Foods Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2004	2003
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
Net issuance of short-term borrowings	$196	$1,219
Long-term debt proceeds	10	18
Long-term debt repaid	(11)	(322)
Repayment of notes payable to Altria Group, Inc. and affiliates		(1,150)
(Decrease) increase in amounts due to Altria Group, Inc. and affiliates	(182)	433
Repurchase of Class A common stock	(152)	(79)
Dividends paid	(309)	(259)
Other	(23)

Net cash used in financing activities	(471)	(140)

Effect of exchange rate changes on cash and cash equivalents	16	(1)

Cash and cash equivalents:
Decrease	(227)	(48)
Balance at beginning of period	514	215

Balance at end of period	$287	$167

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

These statements should be read in conjunction with the Company's consolidated financial statements and related notes, and management's discussion and analysis of financial condition and results of operations, which appear in the Company's Annual Report to Shareholders and which are incorporated by reference into the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

During January 2004, the Company announced a new global organizational structure, which resulted in new segments. The Company's new segments are U.S. Beverages & Grocery; U.S. Snacks; U.S. Cheese, Canada & North America Foodservice; U.S. Convenient Meals; Europe, Middle East & Africa; and Latin America & Asia Pacific. The new segment structure in North America reflects a shift of certain divisions and brands between segments to more closely align these businesses to consumer sectors. Results for the Mexico and Puerto Rico businesses, which were previously reported in the Cheese, Meals and Enhancers segment, are now reported in the Latin America and Asia Pacific segment. Also, in connection with the new global organizational structure, Kraft, in March 2004, changed the legal name of one of its subsidiaries, Kraft Foods North America, Inc., to Kraft Foods Global, Inc.

Certain prior year amounts have been reclassified to conform with the current year's presentation, due primarily to the new global organizational structure.

Stock-Based Compensation Expense

The Company accounts for employee stock compensation plans in accordance with the intrinsic value-based method permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which does not result in compensation cost for stock options. The market value at date of grant of restricted stock and rights to receive shares of stock is recorded as compensation expense over the period of restriction.

During the first quarter of 2004 and 2003, the Company granted shares of restricted stock and rights to receive shares of stock to eligible employees, giving them in most instances all of the rights of shareholders, except that they may not sell, assign, pledge or otherwise encumber the shares and rights. The shares and rights are subject to forfeiture if certain employment conditions are not met.

During the first quarter of 2004, the Company granted approximately 4.1 million Class A shares to eligible U.S. based employees and also issued to eligible non-U.S. employees rights to receive approximately 1.9 million Class A equivalent shares. Restrictions on most of the stock and rights lapse in the first quarter of 2007. The market value per restricted share or right was $32.23 on the date of grant.

The fair value of the shares of restricted stock and rights to receive shares of stock at the date of grant is amortized to expense ratably over the restriction period. The Company recorded compensation expense related to restricted stock and rights of $25 million and $11 million for the quarters ended March 31, 2004 and March 31, 2003, respectively. The unamortized portion, which is reported on the condensed consolidated balance sheets as a reduction of earnings reinvested in the business, was $294 million at March 31, 2004.

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In addition to restricted stock, at March 31, 2004, the Company had stock-based employee compensation plans that permit the issuance of stock options to employees. The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for stock options within those plans. No compensation expense for employee stock options is reflected in net earnings, as all stock options granted under those plans had an exercise price equal to the market value of the common stock on the date of grant. Net earnings, as reported, includes pre-tax compensation expense related to restricted stock and rights to receive shares of stock of $25 million and $11 million for the quarters ended March 31, 2004 and 2003, respectively. The following table illustrates the effect on net earnings and earnings per share ("EPS") if the Company had applied the fair value recognition provisions of SFAS No. 123 to measure stock-based compensation expense for outstanding stock option awards for the three months ended March 31, 2004 and 2003:

	For the Three Months Ended March 31,
	2004	2003
	(in millions, except per share data)
Net earnings, as reported	$560	$848
Deduct:
Total stock-based employee compensation expense determined under fair value method for all stock option awards, net of related tax effects	2	8

Pro forma net earnings	$558	$840

Earnings per share:
Basic — as reported	$0.33	$0.49

Basic — pro forma	$0.32	$0.49

Diluted — as reported	$0.33	$0.49

Diluted — pro forma	$0.32	$0.49

Note 2.    Asset Impairment and Exit Costs:

In January 2004, the Company announced a three-year restructuring program with the objectives of leveraging the Company's global scale, realigning and lowering its cost structure, and optimizing capacity utilization. As part of this program, the Company anticipates the closing or sale of up to twenty plants and the elimination of approximately six thousand positions. Over the next three years, the Company expects to incur up to $1.2 billion in pre-tax charges, reflecting asset disposals, severance and other implementation costs, including an estimated range of $750 million to $800 million in 2004. Approximately one-half of the pre-tax charges are expected to require cash payments.

During the first quarter of 2004, pre-tax charges under the restructuring program of $279 million were recorded as asset impairment and exit costs on the condensed consolidated statement of earnings. These charges resulted from the first quarter 2004 announcement of the closing of five plants, the termination of a co-manufacturing agreement and the commencement of a number of workforce reduction programs. Approximately $88 million of the pre-tax charges will result in cash payments. Pre-tax restructuring liability activity for the quarter ended March 31, 2004 was as follows:

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Severance	Asset Write-downs	Other	Total
	(in millions)
Liability balance, January 1, 2004	$—	$—	$—	$—
Charges	81	191	7	279
Cash spent	(8)		(4)	(12)
Charges against assets		(191)		(191)

Liability balance, March 31, 2004	$73	$—	$3	$76

Severance costs in the above schedule, which relate to the workforce reduction programs, include the cost of related benefits. Specific programs announced during the first quarter of 2004, as part of the overall restructuring program, will result in the elimination of approximately 2,000 positions. Asset write-downs relate to the impairment of assets caused by the plant closings. Other costs incurred relate primarily to contract termination costs associated with the plant closings and the termination of a co-manufacturing agreement.

In addition, during the first quarter of 2004, the Company completed its annual review of goodwill and intangible assets. This review resulted in a $29 million non-cash pre-tax charge related to an intangible asset impairment for a small confectionery business in the United States and certain brands in Mexico. This charge was recorded as asset impairment and exit costs on the condensed consolidated statement of earnings.

These pre-tax asset impairment and exit costs, which totaled $308 million for the three months ended March 31, 2004, were included in the operating companies income of the following segments:

	Restructuring Program	Intangible Asset Impairment	Total Asset Impairment and Exit Costs
	(in millions)
U.S. Beverages & Grocery	$15	$—	$15
U.S. Snacks	159	17	176
U.S. Cheese, Canada & North America Foodservice	62		62
U.S. Convenient Meals	9		9
Europe, Middle East & Africa	32		32
Latin America & Asia Pacific	2	12	14

	$279	$29	$308

Note 3.    Related Party Transactions:

At March 31, 2004, Altria Group, Inc. owned approximately 84.6% of the Company's outstanding shares of capital stock. Altria Group, Inc.'s subsidiary, Altria Corporate Services, Inc., provides the Company with various services, including planning, legal, treasury, accounting, auditing, insurance, human resources, office of the secretary, corporate affairs, information technology and tax services. Billings for these services, which were based on the cost to Altria Corporate Services, Inc. to provide such services and a management fee, were $73 million and $83 million for the three months ended March 31, 2004 and 2003, respectively.

At March 31, 2004, the Company had short-term amounts payable to Altria Group, Inc. of $384 million. Interest on these borrowings is based on the applicable London Interbank Offered Rate.

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 4.    Acquisitions:

During the first quarter of 2004, the Company acquired a U.S.-based beverage business. During the first quarter of 2004 and 2003, total purchases of businesses, net of acquired cash were $119 million and $5 million, respectively.

The operating results of businesses acquired were not material to the Company's consolidated financial position, results of operations or cash flows in any of the periods presented.

Note 5.    Earnings Per Share:

Basic and diluted EPS were calculated using the following:

	For the Three Months Ended March 31,
	2004	2003.
	(in millions)
Net earnings	$560	$848

Weighted average shares for basic EPS	1,717	1,729
Plus incremental shares from assumed conversions:
Restricted stock and stock rights	2
Stock options	1	1

Weighted average shares for diluted EPS	1,720	1,730

Note 6.    Contingencies:

Kraft and its subsidiaries are parties to a variety of legal proceedings arising out of the normal course of business, including a few cases in which substantial amounts of damages are sought. While the results of litigation cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Guarantees:    At March 31, 2004, the Company's third-party guarantees, which are primarily derived from acquisition and divestiture activities, approximated $27 million. Substantially all of these guarantees expire through 2013, with $4 million expiring through March 31, 2005. The Company is required to perform under these guarantees in the event that a third party fails to make contractual payments or achieve performance measures. The Company has a liability of $20 million on its condensed consolidated balance sheet at March 31, 2004, relating to these guarantees.

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 7.    Goodwill and Other Intangible Assets, Net:

Goodwill by reportable segment was as follows:

	March 31, 2004	December 31, 2003
	(in millions)
U.S. Beverages & Grocery	$4,239	$4,239
U.S. Snacks	9,201	8,963
U.S. Cheese, Canada & North America Foodservice	5,445	5,471
U.S. Convenient Meals	1,880	1,880
Europe, Middle East & Africa	4,697	4,562
Latin America & Asia Pacific	315	287

Total goodwill	$25,777	$25,402

Intangible assets were as follows:

	March 31, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)		(in millions)
Non-amortizable intangible assets	$11,002		$11,432
Amortizable intangible assets	83	$43	84	$39

Total intangible assets	$11,085	$43	$11,516	$39

Non-amortizable intangible assets are substantially comprised of brand names purchased through the Nabisco acquisition. Amortizable intangible assets consist primarily of certain trademark licenses and non-compete agreements. Pre-tax amortization expense for intangible assets was $2 million for the quarters ended March 31, 2004 and 2003, respectively. Amortization expense for each of the next five years is currently estimated to be approximately $12 million.

The movement in goodwill and gross carrying amount of intangible assets from December 31, 2003, is as follows:

	Goodwill	Intangible Assets
	(in millions)
Balance at December 31, 2003	$25,402	$11,516
Changes due to:
Currency	133	(11)
Intangible asset impairment		(29)
Other	242	(391)

Balance at March 31, 2004	$25,777	$11,085

Other, above, includes the reclassification to goodwill of certain amounts previously classified as indefinite life intangible assets.

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 8.    Segment Reporting:

The Company manufactures and markets packaged retail food products, consisting principally of beverages, cheese, snacks, convenient meals and various packaged grocery products through Kraft Foods Global, Inc. and its subsidiaries. Kraft manages and reports operating results through two units, Kraft North America Commercial and Kraft International Commercial. Reportable segments for Kraft North America Commercial are organized and managed principally by product category. Kraft International Commercial's operations are organized and managed by geographic location.

During January 2004, the Company announced a new global organizational structure, which resulted in new segments. Kraft North America Commercial's new segments are U.S. Beverages & Grocery; U.S. Snacks; U.S. Cheese, Canada & North America Foodservice; and U.S. Convenient Meals. Kraft International Commercial's segments are Europe, Middle East & Africa; and Latin America & Asia Pacific. The new segment structure in North America reflects a shift of certain divisions and brands between segments to more closely align these businesses to consumer sectors. Results for the Mexico and Puerto Rico businesses, which were previously reported in the Cheese, Meals and Enhancers segment, are now reported in the Latin America & Asia Pacific segment. The Company's 2004 and 2003 results by segment are discussed herein under the new reporting structure, and historical amounts have been restated.

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

Segment data were as follows:

	For the Three Months Ended March 31,
	2004	2003
	(in millions)
Net revenues:
U.S. Beverages & Grocery	$1,501	$1,512
U.S. Snacks	1,122	1,143
U.S. Cheese, Canada & North America Foodservice	1,728	1,570
U.S. Convenient Meals	1,048	1,041
Europe, Middle East & Africa	1,721	1,554
Latin America & Asia Pacific	573	539

Total net revenues	$7,693	$7,359

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	For the Three Months Ended March 31,
	2004	2003
	(in millions)
Earnings before income taxes and minority interest:
Operating companies income:
U.S. Beverages & Grocery	$457	$519
U.S. Snacks	(15)	215
U.S. Cheese, Canada & North America Foodservice	207	314
U.S. Convenient Meals	197	225
Europe, Middle East & Africa	158	196
Latin America & Asia Pacific	33	65
Amortization of intangibles	(2)	(2)
General corporate expenses	(46)	(44)

Total operating income	989	1,488
Interest and other debt expense, net	(165)	(179)

Earnings before income taxes and minority interest	$824	$1,309

Net revenues by consumer sector, which include the separation of Canada and North America Foodservice into sector components, were as follows:

	For the Three Months Ended March 31, 2004
	Kraft North America Commercial	Kraft International Commercial	Total
	(in millions)
Consumer Sector:
Snacks	$1,265	$903	$2,168
Beverages	769	784	1,553
Cheese	1,105	335	1,440
Grocery	1,093	191	1,284
Convenient Meals	1,167	81	1,248

Total net revenues	$5,399	$2,294	$7,693

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	For the Three Months Ended March 31, 2003
	Kraft North America Commercial	Kraft International Commercial	Total
	(in millions)
Consumer Sector:
Snacks	$1,274	$791	$2,065
Beverages	786	737	1,523
Cheese	1,008	317	1,325
Grocery	1,044	170	1,214
Convenient Meals	1,154	78	1,232

Total net revenues	$5,266	$2,093	$7,359

As discussed in Note 2. Asset Impairment and Exit Costs, the Company recorded asset impairment and exit costs of $308 million during the first quarter of 2004. These charges were included in the operating companies income of the following segments:

Asset Impairment and Exit Costs
(in millions)
U.S. Beverages & Grocery	$15
U.S. Snacks	176
U.S. Cheese, Canada & North America Foodservice	62
U.S. Convenient Meals	9
Europe, Middle East & Africa	32
Latin America & Asia Pacific	14

$308

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 9.    Financial Instruments:

During the quarters ended March 31, 2004 and 2003, ineffectiveness related to cash flow hedges was not material. At March 31, 2004, the Company was hedging forecasted transactions for periods not exceeding the next fifteen months and expects substantially all amounts reported in accumulated other comprehensive earnings (losses) to be reclassified to the consolidated statement of earnings within the next twelve months.

Hedging activities affected accumulated other comprehensive earnings (losses), net of income taxes, as follows:

	For the Three Months Ended March 31,
	2004	2003
	(in millions)
Gain as of January 1	$1	$13
Derivative gains transferred to earnings		(9)
Change in fair value	20	(28)

Gain (loss) as of March 31	$21	$(24)

Note 10.    Benefit Plans:

In December 2003, the Financial Accounting Standards Board ("FASB") issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." In the first quarter of 2004, the Company adopted the new interim-period disclosure requirements of this pronouncement relating to net periodic benefit cost and employer contributions to benefit plans, except for certain interim-period disclosures about non-U.S. plans which are not required until after December 31, 2004.

The Company sponsors noncontributory defined benefit pension plans covering substantially all U.S. employees. Pension coverage for employees of the Company's non-U.S. subsidiaries is provided, to the extent deemed appropriate, through separate plans, many of which are governed by local statutory requirements. In addition, the Company's U.S. and Canadian subsidiaries provide health care and other benefits to substantially all retired employees. Health care benefits for retirees outside the United States and Canada are generally covered through local government plans.

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost (income) consisted of the following for the three months ended March 31, 2004 and 2003:

	U.S. Plans		Non-U.S. Plans
	2004	2003	2004	2003
	(in millions)
Service cost	$37	$33	$17	$21
Interest cost	87	84	39	47
Expected return on plan assets	(142)	(147)	(41)	(55)
Amortization:
Unrecognized net loss from experience differences	22	4	8	6
Unrecognized prior service cost		1	2	3

Net periodic pension cost (income)	$4	$(25)	$25	$22

Employer Contributions

The Company presently plans to make contributions, to the extent that they are tax deductible, in order to maintain plan assets in excess of the accumulated benefit obligation of its U.S. funded plans. In April 2004, $60 million of employer contributions were made to U.S. plans. Currently, the Company anticipates making additional contributions of approximately $230 million during the remainder of 2004, based on current tax law. Contributions were previously estimated to be $70 million for the full year. However, this estimate is subject to change due primarily to asset performance significantly different than the assumed long-term rate of return on pension assets and significant changes in interest rates. During the first quarter of 2004, pension plan contributions were $84 million, related principally to non-U.S. plans.

Postretirement Benefit Plans

Net postretirement health care costs consisted of the following for the three months ended March 31, 2004 and 2003:

	2004	2003
	(in millions)
Service cost	$12	$11
Interest cost	47	47
Amortization:
Unrecognized net loss from experience differences	14	12
Unrecognized prior service cost	(6)	(6)

Net postretirement health care costs	$67	$64

In December 2003, the United States enacted into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"). The Act establishes a prescription drug benefit under Medicare,

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

known as "Medicare Part D," and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

In January 2004, the FASB issued FASB Staff Position No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-1"). The Company has elected to defer accounting for the effects of the Act, as permitted by FSP 106-1. Therefore, in accordance with FSP 106-1, the Company's accumulated postretirement benefit obligation and net postretirement health care costs included in the condensed consolidated financial statements and accompanying notes do not reflect the favorable effects of the Act on the plans. Specific authoritative guidance on the accounting for the federal subsidy is pending, and that guidance, when issued, could require the Company to change previously reported information.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of the Company

Kraft Foods Inc. ("Kraft"), together with its subsidiaries (collectively referred to as the "Company"), is the largest branded food and beverage company headquartered in the United States. At March 31, 2004, Altria Group, Inc. held 97.9% of the combined voting power of Kraft's outstanding capital stock and owned approximately 84.6% of the outstanding shares of Kraft's capital stock.

The Company manufactures and markets packaged retail food products, consisting principally of beverages, cheese, snacks, convenient meals and various packaged grocery products through Kraft Foods Global, Inc. (formerly known as Kraft Foods North America, Inc.) and its subsidiaries. Kraft manages and reports operating results through two units, Kraft North America Commercial and Kraft International Commercial. Reportable segments for Kraft North America Commercial are organized and managed principally by product category. Kraft International Commercial's operations are organized and managed by geographic location.

During January 2004, the Company announced a new global organizational structure, which resulted in new segments. Kraft North America Commercial's new segments are U.S. Beverages & Grocery; U.S. Snacks; U.S. Cheese, Canada & North America Foodservice; and U.S. Convenient Meals. Kraft International Commercial's segments are Europe, Middle East & Africa; and Latin America & Asia Pacific. The Company's 2004 and 2003 results by segment are discussed herein under the new reporting structure, and historical amounts have been restated.

Executive Summary

The following executive summary is intended to provide highlights of the Discussion and Analysis that follows.

Consolidated Operating Results—The changes in the Company's net earnings and diluted earnings per share ("EPS") for the quarter ended March 31, 2004 from the quarter ended March 31, 2003 were due primarily to the following (in millions, except per share data):

	Net Earnings	Diluted EPS
For the quarter ended March 31, 2003	$848	$0.49
2004 Asset impairment and exit costs	(210)	(0.12)
Lower effective tax rate	36	0.02
Currency	23	0.01
Operations	(137)	(0.07)

For the quarter ended March 31, 2004	$560	$0.33

See discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

The unfavorable impact of asset impairment and exit costs on net earnings and diluted EPS is due to the following:

Restructuring Program—In January 2004, the Company announced a multi-year restructuring program. As part of this program, the Company anticipates the closing or sale of up to twenty plants and the elimination of approximately six thousand positions. Over the next three years, the Company expects to incur up to $1.2 billion in pre-tax charges, including an estimated range of $750 million to $800 million in 2004. During the first quarter of 2004, the Company recorded pre-tax charges of $279 million for this program.

Intangible Asset Impairment Charge—During the first quarter of 2004, the Company completed its annual review of its goodwill and intangible assets. This review resulted in a $29 million non-cash pre-tax charge related to an intangible asset impairment for a small confectionery business in the United States and certain brands in Mexico.

For further details, see Note 2 to the Condensed Consolidated Financial Statements and the Business Environment section of the following Discussion and Analysis.

The Company's reported effective tax rate decreased by 3.2 percentage points to 31.9%, reflecting the reversal of tax provisions that are no longer required due to tax events that occurred during the first quarter of 2004.

The favorable currency impact on net earnings and diluted EPS is due primarily to the weakness of the U.S. dollar versus the euro and the Canadian dollar.

The decrease in results from operations was due primarily to the following:

  •
  Lower income at Kraft North America Commercial reflecting higher commodity and benefit costs and increased promotional spending.

  •
  Lower income at Kraft International Commercial reflecting higher costs, including benefits, commodities and infrastructure investment in developing markets.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

2004 Projected Results—In April 2004, the Company announced that it expects 2004 full-year diluted EPS at the lower end of the Company's previously issued guidance of $1.63 to $1.70, due primarily to higher than originally anticipated commodity costs, particularly cheese. Cheese costs, which have recently reached historical highs, are expected to moderate through the remainder of the year. The projected 2004 EPS includes anticipated charges of $0.30 from asset impairment and exit costs. The projected diluted EPS also reflects an overall lower tax rate for the year, which is expected to result from the final resolution of certain U.S. and foreign tax matters. The factors described in the section entitled Forward-Looking and Cautionary Statements of the following Discussion and Analysis represent continuing risks to this projection.

Discussion and Analysis

Business Environment

The Company is subject to a number of challenges that may adversely affect its businesses. These challenges, which are discussed below and under the "Forward-Looking and Cautionary Statements," include:

  •
  fluctuations in commodity prices;

  •
  movements of foreign currencies against the U.S. dollar;

  •
  competitive challenges in various products and markets, including price gaps with competitor products and the increasing price-consciousness of consumers;

  •
  a rising cost environment;

  •
  a trend toward increasing consolidation in the retail trade and consequent inventory reductions;

  •
  changing consumer preferences, including low-carbohydrate diet trends;

  •
  competitors with different profit objectives and less susceptibility to currency exchange rates; and

  •
  consumer concerns about food safety, quality and health, including concerns about genetically modified organisms, trans-fatty acids and obesity.

To confront these challenges, the Company continues to take steps to build the value of its brands, to improve its food business portfolio with new product and marketing initiatives, to reduce costs through productivity and to address consumer concerns about food safety, quality and health.

In January 2004, the Company announced its adoption of a four-point plan to achieve sustainable growth. The first element of the plan is to build brand value by continuing to improve its products, to use more value-added packaging, to develop innovative new products, to manage price gaps effectively and to build closer relationships with consumers. The Company anticipates $500 to $600 million of increased spending in 2004 over 2003 to manage price gaps, to increase media presence, to drive growth in developing markets and non-measured channels, to enhance brand equity and to support new products. In the first quarter of 2004, the Company increased its marketing investment by approximately $75 million versus the first quarter of 2003.

The second element of the plan is to accelerate the shift in the Company's brand portfolio to address growing consumer demand including products to meet their health and wellness concerns and their desire for convenience. The Company is reducing trans-fat in its products, identifying its products that are low in carbohydrates, introducing more sugar-free products, and emphasizing positive nutrition products. The Company is addressing convenience needs by offering more convenient packaging, such as single-serve and resealable packaging, and products requiring reduced preparation. The Company is also offering packaging that is customized to suit the needs of growing alternate channels of distribution such as supercenters, mass merchandisers, drugstores and club stores. The Company also plans to shift its portfolio to reflect changing demographics, for example, by expanding the availability of Hispanic products and bilingual packaging.

The third component of the plan is to expand the Company's global scale through international growth, particularly in developing markets. These markets account for approximately 84% of the world's population and 30% of its packaged food consumption, but only 11% of the Company's 2003 net revenues. The plan calls for the Company to capture the growth potential of its core categories in markets where it has operations and to expand its core categories into new markets.

As the final component of its plan, the Company announced a three-year restructuring program with the objectives of leveraging the Company's global scale, realigning and lowering its cost structure, and optimizing capacity utilization. As part of this program, the Company anticipates the closing or sale of up to twenty plants and the elimination of approximately six thousand positions. Over the next three years, the Company expects to incur up to $1.2 billion in pre-tax charges, reflecting asset disposals, severance and other implementation costs, including an estimated range of $750 million to $800 million in 2004. Approximately one-half of the pre-tax charges are expected to require cash payments.

During the first quarter of 2004, the Company recorded $308 million of asset impairment and exit costs on the condensed consolidated statement of earnings. These pre-tax charges were composed of $279 million of costs under the restructuring program and $29 million of impairment charges relating to intangible assets. Costs under the restructuring program resulted from the first quarter 2004 announcement of the closing of five plants, the termination of a co-manufacturing agreement and the commencement of a number of workforce reduction programs. Approximately $88 million of the pre-tax charges will result in cash payments. During the first quarter of 2004, the Company also completed its annual review of goodwill and intangible assets. This review resulted in a $29 million non-cash pre-tax charge related to an intangible asset impairment for a small confectionery business in the United States and certain brands in Mexico.

Pre-tax restructuring liability activity for the quarter ended March 31, 2004 was as follows:

	Severance	Asset Write-downs	Other	Total
	(in millions)
Liability balance, January 1, 2004	$—	$—	$—	$—
Charges	81	191	7	279
Cash spent	(8)		(4)	(12)
Charges against assets		(191)		(191)

Liability balance, March 31, 2004	$73	$—	$3	$76

Severance costs in the above schedule, which relate to the workforce reduction programs, include the cost of related benefits. Specific programs announced during the first quarter of 2004, as part of the overall restructuring program, will result in the elimination of approximately 2,000 positions. Asset write-downs relate to the impairment of assets caused by the plant closings. Other costs incurred relate primarily to contract termination costs associated with the plant closings and the termination of a co-manufacturing agreement.

In addition, the Company expects to spend approximately $140 million in capital over the next three years to implement the restructuring program, including approximately $50 million in 2004. Cost savings as a result of the restructuring program are expected to be approximately $120 million to $140 million in 2004, and are anticipated to reach approximately $400 million by 2006, all of which are expected to be used in supporting brand-building initiatives. Cost savings during the first quarter were approximately $10 million.

Fluctuations in commodity prices can lead to retail price volatility and intensive price competition, and can influence consumer and trade buying patterns. The Company's businesses are subject to fluctuating commodity costs, including dairy, coffee and cocoa costs. In the first quarter of 2004, the Company's commodity costs on average have been higher than those incurred in 2003, most notably dairy, soybean oil, grains and coffee. Dairy costs in particular are expected to remain significantly higher in 2004 than in 2003 because of lower U.S. milk supplies.

Note that in the ordinary course of business, the Company is subject to many influences that can impact the timing of sales to customers, including the timing of holidays and other annual or special events, seasonality of certain products, significant weather conditions, timing of Company and customer incentive programs, customer inventory reduction programs, Company initiatives to improve supply chain efficiency, including efforts to align product shipments more closely with consumption by shifting some of its customer marketing programs to a consumption based approach, financial situations of customers and general economic conditions.

During the first quarter of 2004, the Company acquired a U.S.-based beverage business. During the first quarter of 2004 and 2003, total purchases of businesses, net of acquired cash, were $119 million and $5 million, respectively.

The operating results of businesses acquired were not material to the Company's consolidated financial position, results of operations or cash flows in any of the periods presented.

In 2003, the Company had operations and plants or sold products to third-party distributors located in 15 Middle East countries (as defined by the U.S. Department of State, Bureau of Near Eastern Affairs), including a biscuit business acquired during 2003 in Egypt. In the region, the Company had operations and plants in three countries (Egypt, Morocco and, through a majority owned joint venture, Saudi Arabia). In addition, the Company sold products to third-party distributors located in 12 of these countries (Algeria, Bahrain, Israel, Jordan, Kuwait, Lebanon, Oman, Qatar, Syria, Tunisia, United Arab Emirates and Yemen). Revenue generated from operations or sales to the third-party distributors in the Middle East was approximately $230 million in 2003 representing 3.3% of the net revenue of the Europe, Middle East and Africa segment. In 2004, the Company continues to conduct business in these countries, except for Syria, where the Company ceased sales to the third-party distributor early in the year.

In November 2003, the Company was advised by the Fort Worth District Office of the Securities and Exchange Commission ("SEC") that the staff is considering recommending that the SEC bring a civil injunctive action against the Company charging it with aiding and abetting Fleming Companies ("Fleming") in violations of the securities laws. District staff alleges that a Company employee, who received a similar notice, signed documents requested by Fleming, which Fleming used in order to accelerate its revenue recognition. The notice does not contain any allegations or statements regarding the Company's accounting for transactions with Fleming. The Company believes that it properly recorded the transactions in accordance with accounting principles generally accepted in the United States. The Company has submitted a response to the staff indicating why it believes that no enforcement action should be brought against it. The Company is cooperating fully with the SEC with respect to this matter and the SEC's investigation of Fleming.

Consolidated Operating Results

	For the Three Months Ended March 31,
	2004	2003
	(in millions, except per share data)
Volume (in pounds)	4,486	4,464

Net revenues	$7,693	$7,359

Operating income:
Operating companies income:
U.S. Beverages & Grocery	$457	$519
U.S. Snacks	(15)	215
U.S. Cheese, Canada & North America Foodservice	207	314
U.S. Convenient Meals	197	225
Europe, Middle East & Africa	158	196
Latin America & Asia Pacific	33	65
Amortization of intangibles	(2)	(2)
General corporate expenses	(46)	(44)

Operating income	$989	$1,488

Net earnings	$560	$848

Weighted average shares for diluted earnings per share	1,720	1,730

Diluted earnings per share	$0.33	$0.49

The following events occurred during the first quarter of 2004 that affected the comparability of statement of earnings amounts:

  •
  Asset impairment and exit costs—As previously discussed, the Company announced a three-year restructuring program in January 2004. During the first quarter of 2004, the Company recorded pre-tax asset impairment and exit costs of $308 million relating to the restructuring program and the write-off of intangible assets which were included in the operating companies income of the following segments (in millions):

	Restructuring Program	Intangible Asset Impairment	Total Asset Impairment and Exit Costs
	(in millions)
U.S. Beverages & Grocery	$15	$—	$15
U.S. Snacks	159	17	176
U.S. Cheese, Canada & North America Foodservice	62		62
U.S. Convenient Meals	9		9
Europe, Middle East & Africa	32		32
Latin America & Asia Pacific	2	12	14

	$279	$29	$308

As discussed in Note 8. Segment Reporting, management uses operating companies income, which is defined as operating income before general corporate expenses and amortization of intangibles, to evaluate segment performance and allocate resources. Management believes it is appropriate to disclose this measure to help investors analyze the business performance and trends of the various business segments.

Consolidated Results of Operations for the Three Months Ended March 31, 2004

The following discussion compares consolidated operating results for the three months ended March 31, 2004 with the three months ended March 31, 2003.

Volume increased 0.5%, due primarily to acquisitions and increased shipments in the U.S. Cheese, Canada & North America Foodservice segment, partially offset by the impact of divested businesses.

Net revenues increased $334 million (4.5%), due primarily to favorable currency ($306 million), higher volume/mix ($45 million) and the impact of acquisitions ($12 million), partially offset by the impact of divested businesses ($31 million).

Operating income decreased $499 million (33.5%), due primarily to pre-tax charges in 2004 for asset impairment and exit costs ($308 million), unfavorable costs, net of higher pricing ($134 million, due primarily to higher commodity costs and increased promotional spending), higher marketing, administrative and research costs ($58 million) and higher fixed manufacturing costs ($33 million, including higher benefit costs), partially offset by favorable currency ($35 million) and higher volume/mix ($8 million).

Currency movements increased net revenues by $306 million and operating income by $35 million. These increases were due primarily to the weakness of the U.S. dollar against the euro and the Canadian dollar.

Interest and other debt expense, net, decreased $14 million, due primarily to lower average debt outstanding.

The Company's reported effective tax rate decreased by 3.2 percentage points to 31.9%, reflecting the reversal of tax provisions that are no longer required due to tax events that occurred during the first quarter of 2004.

Net earnings of $560 million decreased $288 million (34.0%), due primarily to lower operating income, partially offset by a lower effective tax rate. Diluted and basic EPS, which were both $0.33, decreased by 32.7%.

Operating Results by Business Segment

Kraft North America Commercial

Operating Results

The following discussion compares Kraft North America Commercial's operating results for the three months ended March 31, 2004 with the three months ended March 31, 2003.

	For the Three Months Ended March 31,
	2004	2003
	(in millions)
Volume (in pounds):
U.S. Beverages & Grocery	1,183	1,187
U.S. Snacks	501	501
U.S. Cheese, Canada & North America Foodservice	1,085	1,044
U.S. Convenient Meals	555	560

Volume (in pounds)	3,324	3,292

Net revenues:
U.S. Beverages & Grocery	$1,501	$1,512
U.S. Snacks	1,122	1,143
U.S. Cheese, Canada & North America Foodservice	1,728	1,570
U.S. Convenient Meals	1,048	1,041

Net revenues	$5,399	$5,266

Operating companies income:
U.S. Beverages & Grocery	$457	$519
U.S. Snacks	(15)	215
U.S. Cheese, Canada & North America Foodservice	207	314
U.S. Convenient Meals	197	225

Operating companies income	$846	$1,273

Volume increased 1.0%, due primarily to increased shipments in the U.S. Cheese, Canada & North America Foodservice segment, partially offset by a decline in the U.S. Convenient Meals segment and the U.S. Beverages & Grocery segment.

Net revenues increased $133 million (2.5%), due primarily to favorable currency ($72 million) and higher volume/mix ($58 million). Higher pricing, reflecting commodity-driven pricing in foodservice was substantially offset by increased promotional spending.

Operating companies income decreased $427 million (33.5%), due primarily to the 2004 pre-tax charges for asset impairment and exits costs ($262 million), unfavorable costs, net of higher pricing ($125 million, including higher commodity costs and increased promotional spending), higher fixed manufacturing costs ($27 million, including higher benefit costs) and higher marketing, administration and research costs ($31 million), partially offset by favorable currency ($11 million) and higher volume/mix.

The following discusses operating results within each of Kraft North America Commercial's reportable segments.

U.S. Beverages & Grocery.    Volume decreased 0.3%, due primarily to a decline in cereals and beverages, partially offset by gains in desserts, enhancers and coffee. In cereals, volume declined driven by category weakness, the timing of new product introductions and increased competitive activity. Beverages volume also declined, due to the timing of new product introductions and related trade inventory reductions. In desserts, volume increased, due primarily to higher shipments of sugar-free, ready-to-eat desserts and frozen toppings. Volume also increased in enhancers, primarily salad dressings and mayonnaise, and in coffee due to strong performance in supercenters.

Net revenues decreased $11 million (0.7%), due to lower volume/mix ($22 million), partially offset by lower promotional spending.

Operating companies income decreased $62 million (11.9%), due primarily to unfavorable costs, net of lower promotional spending ($26 million, including higher commodity costs), the 2004 pre-tax charges for asset impairment and exit costs ($15 million), lower volume/mix ($12 million), higher marketing, administration and research costs ($8 million) and higher benefit costs.

U.S. Snacks.    Volume was equal to the prior year, as higher salted snacks volume was offset by lower biscuits volume. Salted snacks volume increased due to consumer nutrition trends and marketing programs in nuts. In biscuits, volume declined, as consumer health and wellness concerns continued to affect consumption.

Net revenues decreased $21 million (1.8%), due to unfavorable volume/mix ($22 million) and higher promotional spending, partially offset by higher pricing and reduced product returns.

Operating companies income decreased $230 million, due to the 2004 pre-tax charges for asset impairment and exit costs ($176 million), unfavorable costs ($20 million, driven by higher commodity costs, partially offset by reduced product returns), unfavorable volume/mix ($15 million), higher marketing, administration and research costs ($13 million) and higher fixed manufacturing costs ($6 million, including higher benefit costs).

U.S. Cheese, Canada & North America Foodservice.    Volume increased 3.9%, due primarily to higher volume in foodservice and cheese. Volume in the foodservice business increased, due primarily to higher shipments to national accounts. In cheese, volume also increased, benefiting from increased promotional spending.

Net revenues increased $158 million (10.1%), due to higher volume/mix ($93 million), favorable currency ($72 million) and higher foodservice pricing, partially offset by higher promotional reinvestment spending in cheese.

Operating companies income decreased $107 million (34.1%), due to unfavorable costs ($66 million, including higher commodity costs and increased promotional spending), the 2004 pre-tax charges for asset impairment and exit costs ($62 million), higher fixed manufacturing costs ($15 million, including higher benefit costs) and higher marketing, administration and research costs, partially offset by higher volume/mix ($33 million) and favorable currency ($11 million).

U.S. Convenient Meals.    Volume decreased 0.9%, due primarily to lower shipments in meals, partially offset by gains in meats. In meals, volume declined due to the discontinuation of certain product lines in the second half of 2003. Meats volume increased driven by higher consumption of cold cuts, supported by higher investment spending.

Net revenues increased $7 million (0.7%), due primarily to favorable volume/mix.

Operating companies income decreased $28 million (12.4%), due primarily to unfavorable costs ($13 million, including higher commodity costs and increased promotional spending, partially offset by higher pricing), the 2004 pre-tax charges for asset impairment and exit costs ($9 million) and higher fixed manufacturing costs ($6 million, including higher benefit costs).

Kraft International Commercial

Operating Results

The following discussion compares Kraft International Commercial's operating results for the three months ended March 31, 2004 with the three months ended March 31, 2003.

	For the Three Months Ended March 31,
	2004	2003
	(in millions)
Volume (in pounds):
Europe, Middle East & Africa	658	670
Latin America & Asia Pacific	504	502

Volume (in pounds)	1,162	1,172

Net revenues:
Europe, Middle East & Africa	$1,721	$1,554
Latin America & Asia Pacific	573	539

Net revenues	$2,294	$2,093

Operating companies income:
Europe, Middle East & Africa	$158	$196
Latin America & Asia Pacific	33	65

Operating companies income	$191	$261

Volume decreased 0.9%, due primarily to the impact of the divestiture of a rice business and a branded fresh cheese business in Europe in 2003, and price competition and trade inventory reductions in several markets, partially offset by the impact of acquisitions.

Net revenues increased $201 million (9.6%), due to favorable currency ($234 million), the impact of acquisitions ($11 million) and higher pricing (reflecting devaluation-driven cost increases in Latin America), partially offset by the impact of divestitures ($31 million), lower volume/mix ($13 million) and increased promotional spending.

Operating companies income decreased $70 million (26.8%), due primarily to the 2004 pre-tax charges for asset impairment and exit costs ($46 million), higher marketing, administration and research costs ($27 million, including higher benefit costs and infrastructure investment in developing markets), unfavorable costs ($15 million, including commodities and fixed manufacturing costs) and the impact of divestitures, partially offset by favorable currency ($24 million).

The following discusses operating results within each of Kraft International Commercial's reportable segments.

Europe, Middle East & Africa.    Volume decreased 1.8%, due primarily to the divestiture of a rice business and a branded fresh cheese business in Europe in 2003, price competition in France and trade inventory reductions in Russia, partially offset by the impact of acquisitions and volume growth in Germany and the United Kingdom. Beverages volume declined, driven by price competition on coffee in France and lower consumption of refreshment beverages in the Middle East, partially offset by higher coffee volume in Germany and Spain.

Cheese volume also declined, impacted by the divestiture of a branded fresh cheese business in Europe in 2003, partially offset by increased cream cheese shipments in the United Kingdom and Germany. Convenient meals volume declined, impacted by the divestiture of a rice business in Europe in 2003. In grocery, volume increased, benefiting from gains in the United Kingdom and Egypt. Snacks volume also increased, as gains in biscuits, benefiting from acquisitions, and new confectionery product introductions in Germany, Austria and Spain were partially offset by confectionery price competition and trade inventory reductions in Russia.

Net revenues increased $167 million (10.7%), due to favorable currency ($208 million) and the impact of acquisitions ($11 million), partially offset by the impact of divestitures ($31 million), lower pricing and increased promotional spending ($14 million) and lower volume/mix.

Operating companies income decreased $38 million (19.4%), due primarily to the 2004 pre-tax charges for asset impairment and exit costs ($32 million), higher marketing, administration and research costs ($21 million, including higher benefit costs as well as infrastructure investment in eastern Europe), the impact of divestitures ($5 million), lower pricing and higher promotional spending, partially offset by favorable currency ($26 million).

Latin America & Asia Pacific.    Volume increased 0.4%, due primarily to gains in Argentina, Brazil, Venezuela and China, partially offset by declines in Puerto Rico, Australia and Southeast Asia, due to price competition. Snacks volume increased in Argentina, Brazil and China, aided by new product introductions, and growth in Venezuela, due to the 2003 national strike. Cheese and grocery volume also increased, due primarily to gains in Venezuela. Beverages volume declined, impacted by price competition in Puerto Rico and Mexico, partially offset by gains in China, benefiting from marketing programs in refreshment beverages.

Net revenues increased $34 million (6.3%), due to favorable currency ($26 million) and higher pricing ($14 million, reflecting devaluation-driven cost increases), partially offset by unfavorable volume/mix.

Operating companies income decreased $32 million (49.2%), due primarily to the 2004 pre-tax charges for asset impairment and exit costs ($14 million), unfavorable costs, net of higher pricing ($9 million) and higher marketing, administration and research costs.

Financial Review

Net Cash Provided by Operating Activities

During the first quarter of 2004, net cash provided by operating activities was $494 million compared with $315 million in the comparable 2003 period. The increase in net cash provided by operating activities is due primarily to a lower use of cash to fund working capital, primarily receivables (timing of shipments) and inventory, reflecting ongoing company efforts to reduce inventory levels. Partially offsetting these items is a reduction in taxes payable, reflecting the impact of lower operating income.

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

During the first quarter of 2004, net cash used in investing activities was $266 million, compared with $222 million in the first quarter of 2003. This increase primarily reflects higher purchases of businesses, partially offset by lower capital expenditures. During the first quarter of 2004, the Company acquired a U.S. based beverage business. Capital expenditures for the first quarter of 2004 were $148 million, compared with $220 million in the first quarter of 2003. The Company continues to expect full-year capital expenditures to be at or slightly above full-year 2003 expenditures of $1.1 billion, including capital expenditures required for the restructuring program announced in January 2004. These expenditures are expected to be funded from operations.

Net Cash Used in Financing Activities

During the first quarter of 2004, net cash used in financing activities was $471 million, compared with $140 million during the first quarter of 2003. The increase in net cash used in financing activities is due primarily to the net movement in debt (including amounts due to Altria Group, Inc. and affiliates), an increase in the Company's Class A share repurchases and an increase in dividend payments.

Debt and Liquidity

Debt.    The Company's total debt, including amounts due to Altria Group, Inc. and affiliates, was $13.5 billion at March 31, 2004 and December 31, 2003. The Company's debt-to-equity ratio was 0.47 at March 31, 2004 and December 31, 2003. The Company's debt-to-capitalization ratio was 0.32 at March 31, 2004 and December 31, 2003.

At March 31, 2004 and December 31, 2003, the Company had short-term amounts payable to Altria Group, Inc. of $384 million and $543 million, respectively. Interest on these borrowings is based on the applicable London Interbank Offered Rate.

During March 2004, the Company filed a Form S-3 shelf registration statement with the SEC, under which the Company may sell debt securities and/or warrants to purchase debt securities in one or more offerings up to a total amount of $4.0 billion, when the Form S-3 filing becomes effective. The prospectus contained in the registration statement is a combined prospectus which also covers an additional $250 million of unissued principal amount under the previous Form S-3 shelf registration statement filed with the SEC in April 2002.

Credit Lines.    The Company maintains revolving credit facilities that have historically been used to support the issuance of commercial paper. At March 31, 2004, credit lines for the Company and the related activity were as follows (in billions of dollars):

	March 31, 2004
Type	Credit Lines	Amount Drawn	Commercial Paper Outstanding
364-day (expires July 2004)	$2.5	$—	$0.4
Multi-year (expires July 2006)	2.0		2.0

	$4.5	$—	$2.4

The Company's revolving credit facilities, which are for its sole use, require the maintenance of a minimum net worth of $18.2 billion. The Company met this covenant at March 31, 2004 and expects to continue to meet this covenant. The foregoing revolving credit facilities do not include any other financial tests, any credit rating triggers or any provisions that could require the posting of collateral. The multi-year revolving credit facility enables the Company to reclassify short-term debt on a long-term basis. At March 31, 2004, $2.0 billion of commercial paper borrowings that the Company intends to refinance were reclassified as long-term debt. The Company expects to continue to refinance long-term and short-term debt from time to time. The nature and amount of the Company's long-term and short-term debt and the proportionate amount of each can be expected to vary as a result of future business requirements, market conditions and other factors.

In addition to the above, certain international subsidiaries of Kraft maintain uncommitted credit lines to meet the short-term working capital needs of the international businesses. These credit lines, which amounted to approximately $0.7 billion as of March 31, 2004, are for the sole use of the Company's international businesses. At March 31, 2004, borrowings on these lines amounted to approximately $0.2 billion.

Guarantees.    As discussed in Note 6. Contingencies, the Company had third-party guarantees, which are primarily derived from acquisition and divestiture activities, of approximately $27 million at March 31, 2004. Substantially all of these guarantees expire through 2013, with $4 million expiring through March 31, 2005. The Company is required to perform under these guarantees in the event that a third party fails to make contractual payments or achieve performance measures. The Company has a liability of $20 million on its condensed consolidated balance sheet at March 31, 2004, relating to these guarantees.

In addition, at March 31, 2004, the Company was contingently liable for $103 million of guarantees related to its own performance. These include surety bonds related to dairy commodity purchases and guarantees related to the payment of custom duties and taxes, and letters of credit.

Guarantees do not have, and are not expected to have, a significant impact on the Company's liquidity.

The Company believes that its cash from operations and existing credit facilities will provide sufficient liquidity to meet its working capital needs, planned capital expenditures, future contractual obligations and payment of its anticipated quarterly dividends.

Equity and Dividends

Kraft repurchased 4.9 million shares of its Class A common stock during the first quarter of 2004 at a cost of $163 million. At March 31, 2004, cumulative repurchases under its previously announced $700 million authority totaled 6.5 million shares of Class A common stock at an aggregate cost of $213 million.

As discussed in Note 1. Accounting Policies, during the first quarter of 2004, the Company granted approximately 4.1 million Class A shares to eligible U.S. based employees and also issued to eligible non-U.S. employees rights to receive approximately 1.9 million Class A equivalent shares. Restrictions on most of the stock and rights lapse in the first quarter of 2007. The market value per restricted share or right was $32.23 on the date of grant.

Dividends paid in the first quarter of 2004 and 2003 were $309 million and $259 million, respectively, an increase of 19.3%, reflecting a 20.0% higher dividend rate in 2004, partially offset by a lower number of shares outstanding as a result of Class A share repurchases. The present annualized dividend rate is $0.72 per common share. The declaration of dividends is subject to the discretion of Kraft's Board of Directors and will depend on various factors, including the Company's net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by Kraft's Board of Directors.

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

Substantially all of the Company's derivative financial instruments are effective as hedges. During the three months ended March 31, 2004 and 2003, ineffectiveness related to cash flow hedges was not material. At March 31, 2004, the Company was hedging forecasted transactions for periods not exceeding fifteen months and expects substantially all amounts reported in accumulated other comprehensive earnings (losses) to be reclassified to the consolidated statement of earnings within the next twelve months.

Foreign exchange rates.    The Company uses forward foreign exchange contracts and foreign currency options to mitigate its exposure to changes in foreign currency exchange rates from third-party and intercompany forecasted transactions. The primary currencies to which the Company is exposed, based on the size and location of its businesses, include the euro, Swiss franc, British pound and Canadian dollar. At March 31, 2004 and December 31, 2003, the Company had foreign exchange option and forward contracts with aggregate notional amounts of $2,475 million and $2,486 million, respectively. The effective portion of unrealized gains and losses associated with forward contracts is deferred as a component of accumulated other comprehensive earnings (losses) until the underlying hedged transactions are reported on the Company's consolidated statement of earnings.

Commodities.    The Company is exposed to price risk related to forecasted purchases of certain commodities used as raw materials by the Company's businesses. Accordingly, the Company uses commodity forward contracts as cash flow hedges, primarily for coffee, cocoa, milk and cheese. Commodity futures and options are also used to hedge the price of certain commodities, including milk, coffee, cocoa, wheat, corn, sugar and soybean oil. In general, commodity forward contracts qualify for the normal purchase exception under Statement of Financial Accounting Standards ("SFAS") No. 133 and are, therefore, not subject to the provisions of SFAS No. 133. At March 31, 2004 and December 31, 2003, the Company had net long commodity positions of $144 million and $255 million, respectively. Unrealized gains or losses on net commodity positions were immaterial at March 31, 2004 and December 31, 2003. The effective portion of unrealized gains and losses on commodity futures and option contracts is deferred as a component of accumulated other comprehensive earnings (losses) and is recognized as a component of cost of sales in the Company's consolidated statement of earnings when the related inventory is sold.

Contingencies

See Note 6. Contingencies and Part II—Other Information, Item 1. Legal Proceedings for a discussion of contingencies.

Forward-Looking and Cautionary Statements

The Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission ("SEC"), in its reports to shareholders and in press releases and investor webcasts. One can identify these forward-looking statements by use of words such as "strategy," "expects," "plans," "anticipates," "believes," "will," "continues," "estimates," "intends," "projects," "goals," "targets" and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. These statements are based on our assumptions and estimates and are subject to risks and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could cause actual results and outcomes to differ materially from those contained in any forward-looking statement made by or on behalf of the Company; any such statement is qualified by reference to the following cautionary statements.

Each of the Company's segments is subject to intense competition, changes in consumer preferences and demand for its products, including low-carbohydrate diet trends, the effects of changing prices for its raw materials and local economic and market conditions. Their results are dependent upon their continued ability to promote brand equity successfully, to anticipate and respond to new consumer trends, to develop new products and markets, to broaden brand portfolios, to compete effectively with lower priced products in a consolidating environment at the retail and manufacturing levels and to improve productivity. The Company's results are also dependent on its ability to consummate and successfully integrate acquisitions and to realize the cost savings and improved asset utilization contemplated by its restructuring program. In addition, the Company is subject to the effects of foreign economies, currency movements, fluctuations in levels of customer inventories and credit and other business risks related to its customers operating in a challenging economic and competitive environment. The Company's results are affected by its access to credit markets, borrowing costs and credit ratings, which may in turn be influenced by the credit ratings of Altria Group, Inc. The Company's benefit expense is subject to the investment performance of pension plan assets, interest rates and cost increases for medical benefits offered to employees and retirees. The Company's assessment of the fair value of its operations for purposes of assessing impairment of goodwill and intangibles is based on discounting projections of future cash flows and is affected by the interest rate market and general economic and market conditions. The food industry continues to be subject to recalls if products become adulterated or misbranded, liability if product consumption causes injury, ingredient disclosure and labeling laws and regulations and the possibility that consumers could lose confidence in the safety and quality of certain food products. The food industry is also subject to consumer concerns regarding genetically modified organisms and the health implications of obesity and trans-fatty acids. Developments in any of these areas, which are more fully described elsewhere in this document and which descriptions are incorporated into this section by reference, could cause the Company's results to differ materially from results that have been or may be projected by or on behalf of the Company. The Company cautions that the foregoing list of important factors is not exclusive. Any forward-looking statements are made as of the date of the document in which they appear. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

Item 4.    Controls and Procedures.

The Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Securities Exchange Act of 1934, as amended. There has been no change in the Company's internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On January 2, 2004, the Canada Border Services Agency ("CBSA"), an agency of the Canadian government, announced the initiation of an investigation into an allegation of injurious dumping by Kraft Foods North America, Inc. ("KFNA") of frozen self-rising crust pizza from the United States following a complaint filed by McCain Foods Limited, which claims that the alleged dumping is materially injuring Canadian production by causing price erosion, price suppression, lost sales and reduced profits. Kraft Canada is the major importer of frozen self-rising crust pizza from the United States, which it sells under the brand name Delissio. On the basis of McCain's allegation, the Canadian International Trade Tribunal ("CITT") issued a preliminary finding that there was a reasonable indication of injury in the Canadian market. Following this finding, the CBSA must make a preliminary determination as to whether dumping has occurred. This is currently scheduled for not later than May 17, 2004. If the CBSA were to conclude on a preliminary basis that dumping has occurred, the CITT would commence a formal inquiry into whether the imports are in fact materially injuring Canadian production. The CITT would be required to hold hearings and make a final determination as to material injury, if any, by the end of August 2004. The Company is vigorously contesting McCain's allegations of dumping and material injury. If material injury is found by the CITT, dumping duties will be assessed against imports of frozen self-rising crust pizza from the United States for an initial period of five years. The dumping duties will be based upon a comparison of normal values determined by the CBSA for KFNA against KFNA's export prices. Frozen pizzas are currently imported into Canada from the United States on a duty-free basis under the terms of the North American Free Trade Agreement.

In November 2003, the Company was advised by the Fort Worth District Office of the Securities and Exchange Commission ("SEC") that the staff is considering recommending that the SEC bring a civil injunctive action against the Company charging it with aiding and abetting Fleming Companies ("Fleming") in violations of the securities laws. District staff alleges that a Company employee, who received a similar notice, signed documents requested by Fleming, which Fleming used in order to accelerate its revenue recognition. The notice does not contain any allegations or statements regarding the Company's accounting for transactions with Fleming. The Company believes that it properly recorded the transactions in accordance with accounting principles generally accepted in the United States. The Company has submitted a response to the staff indicating why it believes that no enforcement action should be brought against it. The Company is cooperating fully with the SEC with respect to this matter and the SEC's investigation of Fleming.

In October 2002, Mr. Mustapha Gaouar filed suit in the Commercial Court of Casablanca against the Company and Mr. Omar Berrada claiming damages of approximately $31 million arising from a non-compete undertaking signed by Mr. Gaouar allegedly under duress. The non-compete clause was contained in an agreement concluded in 1986 between Mr. Gaouar and Mr. Berrada acting for himself and for his group of companies, including Les Cafes Ennasr (renamed Kraft Foods Maroc), which was acquired by the Company from Mr. Berrada in 2001. In June 2003, the court issued a preliminary judgment against Kraft Foods Maroc and Mr. Berrada holding that Mr. Gaouar is entitled to damages for being deprived of the possibility of engaging in coffee roasting from 1986 due to such non-compete undertaking. At that time, the court appointed two experts to assess the amount of damages to be awarded. In December 2003, these experts delivered a report concluding that they could see no evidence of loss suffered by Mr. Gaouar. Mr. Gaouar has asked the court that this report be set aside and new court experts be appointed. On April 15, 2004, the court delivered a judgment upholding the defenses of Kraft Foods Maroc and rejecting the claims of Mr. Gaouar. Mr. Gaouar has not yet appealed this judgment. The existence of the claims of Mr. Gaouar was not disclosed by Mr. Berrada at the time of the Company's acquisition of Kraft Foods Maroc in 2001. As a result, in the event that the Company is ultimately found liable on appeal for damages to plaintiff in this case, the Company believes that it may have claims against Mr. Berrada for recovery of all or a portion of the amount.
Environmental Matters

In May 2001, the State of Ohio notified the Company that it may be subject to an enforcement action for alleged past violations of the Company's wastewater discharge permit at its production facility in Farmdale, Ohio. The State has offered to attempt to negotiate a settlement of this matter, and the parties currently are involved in settlement negotiations.

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

The Company's share repurchase program activity for each of the three months ended March 31, 2004 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1,- January 31, 2004	240,000	$32.30	1,823,600	$642,247,775
February 1,- February 29, 2004	2,270,000	$33.25	4,093,600	$566,775,178
March 1,- March 31, 2004	2,413,560	$32.85	6,507,160	$487,499,674

(1)
In December 2003, Kraft's Board of Directors approved a new share repurchase program of up to $700 million of its Class A common stock.

Item 4.    Submission of Matters to a Vote of Security Holders.

The Company's annual meeting of shareholders was held in East Hanover, New Jersey on April 27, 2004. 1,686,731,534 shares of Common Stock, 97.9% of outstanding shares, were represented in person or by proxy, representing 12,306,731,534 votes, or 99.7% of outstanding votes.

The nine directors listed below were elected to a one-year term expiring in 2005:

	Number of Votes
	For	Withheld
Louis C. Camilleri	12,260,904,605	45,826,929
Roger K. Deromedi	12,264,377,297	42,354,237
Dinyar S. Devitre	12,260,933,522	45,798,012
W. James Farrell	12,298,010,181	8,721,353
Betsy D. Holden	12,261,870,442	44,861,092
John C. Pope	12,297,042,267	9,689,267
Mary L. Schapiro	12,299,271,850	7,459,684
Charles R. Wall	12,260,971,381	45,760,153
Deborah C. Wright	12,299,174,903	7,556,631

The selection of PricewaterhouseCoopers LLP as independent auditors was ratified: 12,299,112,300 votes in favor, 6,929,982 votes against and 689,252 shares abstained.

Item 5.    Other Information.

During January 2004, the Company announced a new global organizational structure, which resulted in new segments. The Company's new segments are U.S. Beverages & Grocery; U.S. Snacks; U.S. Cheese, Canada & North America Foodservice; U.S. Convenient Meals; Europe, Middle East & Africa; and Latin America & Asia Pacific. The new segment structure in North America reflects a shift of certain divisions and brands between segments to more closely align these businesses to consumer sectors. Results for the Mexico and Puerto Rico businesses, which were previously reported in the Cheese, Meals and Enhancers segment, are now reported in the Latin America & Asia Pacific segment.

The Company's 2003 quarterly volume, net revenues and operating companies income under the new segment structure are as follows:

	2003 Volume (After Reclass)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(in millions of pounds)
U.S. Beverages & Grocery	1,187	1,384	1,131	1,043	4,745
U.S. Snacks	501	517	518	547	2,083
U.S. Cheese, Canada & North America Foodservice	1,044	1,116	1,040	1,197	4,397
U.S. Convenient Meals	560	561	544	506	2,171

Kraft North America Commercial	3,292	3,578	3,233	3,293	13,396

Europe, Middle East & Africa	670	740	689	872	2,971
Latin America & Asia Pacific	502	589	564	659	2,314

Kraft International Commercial	1,172	1,329	1,253	1,531	5,285

2003 Volume	4,464	4,907	4,486	4,824	18,681

	2003 Net Revenues (After Reclass)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(in millions)
U.S. Beverages & Grocery	$1,512	$1,588	$1,313	$1,322	$5,735
U.S. Snacks	1,143	1,201	1,211	1,246	4,801
U.S. Cheese, Canada & North America Foodservice	1,570	1,690	1,641	1,908	6,809
U.S. Convenient Meals	1,041	1,014	1,038	965	4,058

Kraft North America Commercial	5,266	5,493	5,203	5,441	21,403

Europe, Middle East & Africa	1,554	1,686	1,644	2,161	7,045
Latin America & Asia Pacific	539	662	633	728	2,562

Kraft International Commercial	2,093	2,348	2,277	2,889	9,607

2003 Net revenues	$7,359	$7,841	$7,480	$8,330	$31,010

	2003 Operating Companies Income (After Reclass)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(in millions)
U.S. Beverages & Grocery	$519	$547	$385	$346	$1,797
U.S. Snacks	215	252	230	190	887
U.S. Cheese, Canada & North America Foodservice	314	342	287	353	1,296
U.S. Convenient Meals	225	199	222	171	817

Kraft North America Commercial	1,273	1,340	1,124	1,060	4,797

Europe, Middle East & Africa	196	232	238	346	1,012
Latin America & Asia Pacific	65	107	97	124	393

Kraft International Commercial	261	339	335	470	1,405

2003 Operating companies income	$1,534	$1,679	$1,459	$1,530	$6,202

The Company's 2002 quarterly volume, net revenues and operating companies income under the new segment structure are as follows:

	2002 Volume (After Reclass)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(in millions of pounds)
U.S. Beverages & Grocery	1,158	1,303	1,100	993	4,554
U.S. Snacks	510	550	539	586	2,185
U.S. Cheese, Canada & North America Foodservice	1,034	1,078	1,034	1,151	4,297
U.S. Convenient Meals	554	567	534	509	2,164

Kraft North America Commercial	3,256	3,498	3,207	3,239	13,200

Europe, Middle East & Africa	663	728	699	871	2,961
Latin America & Asia Pacific	539	601	588	660	2,388

Kraft International Commercial	1,202	1,329	1,287	1,531	5,349

2002 Volume	4,458	4,827	4,494	4,770	18,549

	2002 Net Revenues (After Reclass)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(in millions)
U.S. Beverages & Grocery	$1,485	$1,545	$1,281	$1,254	$5,565
U.S. Snacks	1,096	1,224	1,238	1,329	4,887
U.S. Cheese, Canada & North America Foodservice	1,579	1,631	1,549	1,738	6,497
U.S. Convenient Meals	1,012	1,008	1,009	945	3,974

Kraft North America Commercial	5,172	5,408	5,077	5,266	20,923

Europe, Middle East & Africa	1,345	1,422	1,502	1,934	6,203
Latin America & Asia Pacific	630	683	637	647	2,597

Kraft International Commercial	1,975	2,105	2,139	2,581	8,800

2002 Net revenues	$7,147	$7,513	$7,216	$7,847	$29,723

	2002 Operating Companies Income (After Reclass)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(in millions)
U.S. Beverages & Grocery	$449	$491	$403	$339	$1,682
U.S. Snacks	195	280	285	291	1,051
U.S. Cheese, Canada & North America Foodservice	256	346	336	352	1,290
U.S. Convenient Meals	174	204	237	168	783

Kraft North America Commercial	1,074	1,321	1,261	1,150	4,806

Europe, Middle East & Africa	175	212	235	340	962
Latin America & Asia Pacific	101	135	107	172	515

Kraft International Commercial	276	347	342	512	1,477

2002 Operating companies income	$1,350	$1,668	$1,603	$1,662	$6,283

Item 6. Exhibits and Reports on Form 8-K.
(a)	Exhibits
	3.3	Amended and Restated By-Laws
	12	Statement regarding computation of ratios of earnings to fixed charges.
	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)
Reports on Form 8-K. The Registrant (i) furnished to the SEC a Current Report on Form 8-K on January 27, 2004, covering Item 7 (Financial Statements and Exhibits) and Item 12 (Results of Operations and Financial Condition), which contained the earnings release dated January 27, 2004; (ii) filed with the SEC a Current Report on Form 8-K on January 28, 2004, covering Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits), which contained the consolidated financial statements as of and for the year ended December 31, 2003; and (iii) furnished to the SEC a Current Report on Form 8-K on April 19, 2004, covering Item 7 (Financial Statements and Exhibits) and Item 12 (Results of Operations and Financial Condition), which contained the earnings release dated April 19, 2004.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KRAFT FOODS INC.
/s/ JAMES P. DOLLIVE James P. Dollive, Executive Vice President and Chief Financial Officer
May 10, 2004

QuickLinks

TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 4. Controls and Procedures.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
Item 4. Submission of Matters to a Vote of Security Holders.
Item 5. Other Information.
Item 6. Exhibits and Reports on Form 8-K
Signature