Form 10-Q
period 2004-06-30
KRAFT FOODS INC
filed 2004-08-06
CIK 1103982

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
OR
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

        At July 30, 2004, there were 535,161,899 shares of the registrant's Class A Common Stock outstanding, and 1,180,000,000 shares of the registrant's Class B Common Stock outstanding.

KRAFT FOODS INC.

TABLE OF CONTENTS

		Page No.
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets at June 30, 2004 and December 31, 2003	3-4
	Condensed Consolidated Statements of Earnings for the Six Months Ended June 30, 2004 and 2003	5
	Three Months Ended June 30, 2004 and 2003	6
	Condensed Consolidated Statements of Shareholders' Equity for the Year Ended December 31, 2003 and the Six Months Ended June 30, 2004	7
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2004 and 2003	8-9
	Notes to Condensed Consolidated Financial Statements	10-21
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22-43
Item 4.	Controls and Procedures	44
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	45-46
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	46
Item 6.	Exhibits and Reports on Form 8-K	47
Signature		48

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

Kraft Foods Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$164	$514
Receivables (less allowances of $108 and $114)	3,365	3,369
Inventories:
Raw materials	1,534	1,375
Finished product	2,064	1,968

	3,598	3,343
Deferred income taxes	659	681
Other current assets	274	217

Total current assets	8,060	8,124
Property, plant and equipment, at cost	15,757	15,805
Less accumulated depreciation	5,952	5,650

	9,805	10,155
Goodwill	25,756	25,402
Other intangible assets, net	11,120	11,477
Prepaid pension assets	3,554	3,243
Other assets	828	884

TOTAL ASSETS	$59,123	$59,285

See notes to condensed consolidated financial statements.

Continued

Kraft Foods Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars)
(Unaudited)

	June 30, 2004	December 31, 2003
LIABILITIES
Short-term borrowings	$481	$553
Current portion of long-term debt	1,498	775
Due to Altria Group, Inc. and affiliates	307	543
Accounts payable	1,856	2,005
Accrued liabilities:
Marketing	1,468	1,500
Employment costs	532	699
Other	1,341	1,335
Income taxes	525	451

Total current liabilities	8,008	7,861
Long-term debt	10,972	11,591
Deferred income taxes	5,771	5,856
Accrued postretirement health care costs	1,921	1,894
Other liabilities	3,574	3,553

Total liabilities	30,246	30,755
Contingencies (Note 6)
SHAREHOLDERS' EQUITY
Class A common stock, no par value (555,000,000 shares issued)
Class B common stock, no par value (1,180,000,000 shares issued and outstanding)
Additional paid-in capital	23,769	23,704
Earnings reinvested in the business	7,527	7,020
Accumulated other comprehensive losses (primarily currency translation adjustments)	(1,827)	(1,792)

	29,469	28,932
Less cost of repurchased stock (18,750,181 and 13,062,876 Class A shares)	(592)	(402)

Total shareholders' equity	28,877	28,530

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$59,123	$59,285

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Six Months Ended June 30,
	2004	2003
Net revenues	$15,898	$15,200
Cost of sales	9,921	9,044

Gross profit	5,977	6,156
Marketing, administration and research costs	3,303	3,035
Asset impairment and exit costs	437
Amortization of intangibles	6	5

Operating income	2,231	3,116
Interest and other debt expense, net	324	343

Earnings before income taxes and minority interest	1,907	2,773
Provision for income taxes	646	974

Earnings before minority interest	1,261	1,799
Minority interest in earnings, net	3	2

Net earnings	$1,258	$1,797

Per share data:
Basic earnings per share	$0.73	$1.04

Diluted earnings per share	$0.73	$1.04

Dividends declared	$0.36	$0.30

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended June 30,
	2004	2003
Net revenues	$8,205	$7,841
Cost of sales	5,173	4,695

Gross profit	3,032	3,146
Marketing, administration and research costs	1,657	1,515
Asset impairment and exit costs	129
Amortization of intangibles	4	3

Operating income	1,242	1,628
Interest and other debt expense, net	159	164

Earnings before income taxes and minority interest	1,083	1,464
Provision for income taxes	383	514

Earnings before minority interest	700	950
Minority interest in earnings, net	2	1

Net earnings	$698	$949

Per share data:
Basic earnings per share	$0.41	$0.55

Diluted earnings per share	$0.41	$0.55

Dividends declared	$0.18	$0.15

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity
For the Year Ended December 31, 2003 and
the Six Months Ended June 30, 2004
(in millions of dollars, except per share data)
(Unaudited)

				Accumulated Other Comprehensive Earnings/(Losses)
	Class A and B Common Stock							Total Share- holders' Equity
		Additional Paid-in Capital	Earnings Reinvested in the Business	Currency Translation Adjustments	Other	Total	Cost of Repurchased Stock
Balances, January 1, 2003	$—	$23,655	$4,814	$(2,249)	$(218)	$(2,467)	$(170)	$25,832
Comprehensive earnings:
Net earnings			3,476					3,476
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				755		755		755
Additional minimum pension liability					(68)	(68)		(68)
Change in fair value of derivatives accounted for as hedges					(12)	(12)		(12)

Total other comprehensive earnings								675

Total comprehensive earnings								4,151

Exercise of stock options and issuance of other stock awards		49	(129)				148	68
Cash dividends declared ($0.66 per share)			(1,141)					(1,141)
Class A common stock repurchased							(380)	(380)

Balances, December 31, 2003	—	23,704	7,020	(1,494)	(298)	(1,792)	(402)	28,530
Comprehensive earnings:
Net earnings			1,258					1,258
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				(36)		(36)		(36)
Additional minimum pension liability					(10)	(10)		(10)
Change in fair value of derivatives accounted for as hedges					11	11		11

Total other comprehensive losses								(35)

Total comprehensive earnings								1,223

Exercise of stock options and issuance of other stock awards		65	(132)				135	68
Cash dividends declared ($0.36 per share)			(619)					(619)
Class A common stock repurchased							(325)	(325)

Balances, June 30, 2004	$—	$23,769	$7,527	$(1,530)	$(297)	$(1,827)	$(592)	$28,877

        Total comprehensive earnings were $510 million and $1,324 million, respectively, for the quarters ended June 30, 2004 and 2003 and $2,297 million for the first six months of 2003.

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2004	2003
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net earnings	$1,258	$1,797
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	424	388
Deferred income tax provision	59	32
Integration costs, net of cash paid	(1)	(8)
Asset impairment and exit costs, net of cash paid	394
Cash effects of changes, net of the effects from acquired and divested companies:
Receivables, net	27	(54)
Inventories	(275)	(103)
Accounts payable	(113)	(411)
Income taxes	48	251
Amounts due to Altria Group, Inc. and affiliates	62	14
Other working capital items	(350)	(297)
Change in pension assets and postretirement liabilities, net	(340)	(49)
Other	139	19

Net cash provided by operating activities	1,332	1,579

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
Capital expenditures	(353)	(497)
Purchases of businesses, net of acquired cash	(130)	(83)
Other	18	19

Net cash used in investing activities	(465)	(561)

See notes to condensed consolidated financial statements.
Continued

Kraft Foods Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2004	2003
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
Net issuance of short-term borrowings	$28	$2,678
Long-term debt proceeds	28	36
Long-term debt repaid	(34)	(343)
Repayment of notes payable to Altria Group, Inc. and affiliates		(1,150)
Decrease in amounts due to Altria Group, Inc. and affiliates	(297)	(353)
Repurchase of Class A common stock	(314)	(86)
Dividends paid	(620)	(520)
Other	(20)	6

Net cash (used in) provided by financing activities	(1,229)	268

Effect of exchange rate changes on cash and cash equivalents	12	5

Cash and cash equivalents:
(Decrease) Increase	(350)	1,291
Balance at beginning of period	514	215

Balance at end of period	$164	$1,506

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

During the first quarter of 2004, the Company granted approximately 4.1 million restricted Class A shares to eligible U.S. based employees and also issued to eligible non-U.S. employees rights to receive approximately 1.9 million Class A equivalent shares. Restrictions on most of the stock and rights lapse in the first quarter of 2007. The market value per restricted share or right was $32.23 on the date of grant.

The fair value of the shares of restricted stock and rights to receive shares of stock at the date of grant is amortized to expense ratably over the restriction period. The Company recorded pre-tax compensation expense related to restricted stock and rights of $52 million and $27 million, respectively, for the six months and three months ended June 30, 2004, and $27 million and $16 million, respectively, for the six months and three

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

months ended June 30, 2003. The unamortized portion, which is reported on the condensed consolidated balance sheets as a reduction of earnings reinvested in the business, was $261 million at June 30, 2004.

In addition to restricted stock, at June 30, 2004, the Company had stock-based employee compensation plans that permit the issuance of stock options to employees. The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for stock options within those plans. No compensation expense for employee stock options is reflected in net earnings, as all stock options granted under those plans had an exercise price equal to the market value of the common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share ("EPS") if the Company had applied the fair value recognition provisions of SFAS No. 123 to measure stock-based compensation expense for outstanding stock option awards for the six months and three months ended June 30, 2004 and 2003:

	For the Six Months Ended June 30,
	2004	2003
	(in millions, except per share data)
Net earnings, as reported	$1,258	$1,797
Deduct:
Total stock-based employee compensation expense determined under fair value method for all stock option awards, net of related tax effects	4	9

Pro forma net earnings	$1,254	$1,788

Earnings per share:
Basic — as reported	$0.73	$1.04

Basic — pro forma	$0.73	$1.03

Diluted — as reported	$0.73	$1.04

Diluted — pro forma	$0.73	$1.03

	For the Three Months Ended June 30,
	2004	2003
	(in millions, except per share data)
Net earnings, as reported	$698	$949
Deduct:
Total stock-based employee compensation expense determined under fair value method for all stock option awards, net of related tax effects	2	1

Pro forma net earnings	$696	$948

Earnings per share:
Basic — as reported	$0.41	$0.55

Basic — pro forma	$0.41	$0.55

Diluted — as reported	$0.41	$0.55

Diluted — pro forma	$0.41	$0.55

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 2.    Restructuring Program:

In January 2004, the Company announced a three-year restructuring program with the objectives of leveraging the Company's global scale, realigning and lowering its cost structure, and optimizing capacity utilization. As part of this program, the Company anticipates the closing or sale of up to twenty plants and the elimination of approximately six thousand positions. From 2004 through 2006, the Company expects to incur up to $1.2 billion in pre-tax charges, reflecting asset disposals, severance and other implementation costs, including an estimated range of $750 million to $800 million in 2004. Approximately one-half of the pre-tax charges are expected to require cash payments.

During the six months and three months ended June 30, 2004, pre-tax charges under the restructuring program of $408 million and $129 million, respectively, were recorded as asset impairment and exit costs on the condensed consolidated statements of earnings. These charges resulted from the 2004 announcement of the closing of ten plants, the termination of co-manufacturing agreements and the commencement of a number of workforce reduction programs. Approximately $137 million of the pre-tax charges incurred during the first six months of 2004 will result in cash payments. In addition, the Company announced the planned closure of two additional plants as of June 30, 2004. The majority of the restructuring charges for these two plants, which are located within Europe, will be recorded upon local regulatory approval of the plant closures, which is expected in the second half of 2004.

Pre-tax restructuring liability activity for the six months ended June 30, 2004 was as follows:

	For the Six Months Ended June 30, 2004
	Severance	Asset Write-downs	Other	Total
	(in millions)
Liability balance, January 1, 2004	$—	$—	$—	$—
Charges	128	266	14	408
Cash spent	(35)		(8)	(43)
Charges against assets	(5)	(266)		(271)

Liability balance, June 30, 2004	$88	$—	$6	$94

Severance costs in the above schedule, which relate to the workforce reduction programs, include the cost of related benefits. Specific programs announced during the first six months of 2004, as part of the overall restructuring program, will result in the elimination of approximately 2,600 positions. Asset write-downs relate to the impairment of assets caused by the plant closings. Other costs incurred relate primarily to contract termination costs associated with the plant closings and the termination of co-manufacturing agreements.

During the six months and three months ended June 30, 2004, the Company recorded $10 million and $9 million, respectively, of pre-tax implementation costs associated with the restructuring program in cost of sales on the condensed consolidated statements of earnings. These costs include the discontinuance of certain product lines and other incremental costs related to the closure of facilities.

In addition, during the first quarter of 2004, the Company completed its annual review of goodwill and intangible assets. This review resulted in a $29 million non-cash pre-tax charge related to an intangible asset impairment for a small confectionery business in the United States and certain brands in Mexico. This charge was recorded as asset impairment and exit costs on the condensed consolidated statements of earnings.

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

These pre-tax asset impairment, exit and implementation costs, which totaled $447 million and $138 million, respectively, for the six months and three months ended June 30, 2004, were included in the operating companies income of the following segments:

	For the Six Months Ended June 30, 2004
	Restructuring Program	Intangible Asset Impairment	Total Asset Impairment and Exit Costs	Implementation Costs	Total
	(in millions)
U.S. Beverages & Grocery	$19	$—	$19	$—	$19
U.S. Snacks	168	17	185	8	193
U.S. Cheese, Canada & North America Foodservice	89		89	1	90
U.S. Convenient Meals	8		8		8
Europe, Middle East & Africa	113		113	1	114
Latin America & Asia Pacific	11	12	23		23

Total	$408	$29	$437	$10	$447

	For the Three Months Ended June 30, 2004
	Restructuring Program	Intangible Asset Impairment	Total Asset Impairment and Exit Costs	Implementation Costs	Total
	(in millions)
U.S. Beverages & Grocery	$4	$—	$4	$—	$4
U.S. Snacks	9		9	8	17
U.S. Cheese, Canada & North America Foodservice	27		27	1	28
U.S. Convenient Meals	(1)		(1)		(1)
Europe, Middle East & Africa	81		81		81
Latin America & Asia Pacific	9		9		9

Total	$129	$—	$129	$9	$138

Note 3. Related Party Transactions:

At June 30, 2004, Altria Group, Inc. owned approximately 84.9% of the Company's outstanding shares of capital stock. Altria Group, Inc.'s subsidiary, Altria Corporate Services, Inc., provides the Company with various services, including planning, legal, treasury, accounting, auditing, insurance, human resources, office of the secretary, corporate affairs, information technology and tax services. Billings for these services, which were based on the cost to Altria Corporate Services, Inc. to provide such services and a management fee, were

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

$157 million and $165 million for the six months ended June 30, 2004 and 2003, respectively, and $84 million and $82 million for the three months ended June 30, 2004 and 2003, respectively.

At June 30, 2004, the Company had short-term amounts payable to Altria Group, Inc. of $307 million. Interest on these borrowings is based on the applicable London Interbank Offered Rate.

Note 4. Acquisitions:

During the first quarter of 2004, the Company acquired a U.S.-based beverage business. During the second quarter of 2003, the Company acquired a biscuits business in Egypt. During the first six months of 2004 and 2003, total purchases of businesses, net of acquired cash were $130 million and $83 million, respectively.

The operating results of businesses acquired were not material to the Company's consolidated financial position, results of operations or cash flows in any of the periods presented.

Note 5. Earnings Per Share:

Basic and diluted EPS were calculated using the following:

	For the Six Months Ended June 30,
	2004	2003
	(in millions)
Net earnings	$1,258	$1,797

Weighted average shares for basic EPS	1,714	1,729
Plus: Incremental shares from assumed conversions of restricted stock and stock rights	3

Weighted average shares for diluted EPS	1,717	1,729

	For the Three Months Ended June 30,
	2004	2003
	(in millions)
Net earnings	$698	$949

Weighted average shares for basic EPS	1,712	1,728
Plus: Incremental shares from assumed conversions of restricted stock and stock rights	3

Weighted average shares for diluted EPS	1,715	1,728

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

        Guarantees:    At June 30, 2004, the Company's third-party guarantees, which are primarily derived from acquisition and divestiture activities, approximated $28 million. Substantially all of these guarantees expire through 2013, with $5 million expiring through June 30, 2005. The Company is required to perform under these guarantees in the event that a third party fails to make contractual payments or achieve performance measures. The Company has a liability of $21 million on its condensed consolidated balance sheet at June 30, 2004, relating to these guarantees.

Note 7. Goodwill and Other Intangible Assets, Net:

Goodwill by reportable segment was as follows:

	June 30, 2004	December 31, 2003
	(in millions)
U.S. Beverages & Grocery	$4,304	$4,239
U.S. Snacks	9,190	8,963
U.S. Cheese, Canada & North America Foodservice	5,439	5,471
U.S. Convenient Meals	1,880	1,880
Europe, Middle East & Africa	4,636	4,562
Latin America & Asia Pacific	307	287

Total goodwill	$25,756	$25,402

Intangible assets were as follows:

	June 30, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)		(in millions)
Non-amortizable intangible assets	$11,070		$11,432
Amortizable intangible assets	94	$44	84	$39

Total intangible assets	$11,164	$44	$11,516	$39

Non-amortizable intangible assets are substantially comprised of brand names purchased through the Nabisco acquisition. Amortizable intangible assets consist primarily of certain trademark licenses and non-compete agreements. Pre-tax amortization expense for intangible assets was $6 million and $5 million for the six months ended June 30, 2004 and 2003, respectively, and $4 million and $3 million for the three months ended June 30, 2004 and 2003, respectively. Amortization expense for each of the next five years is currently estimated to be approximately $12 million.

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The movement in goodwill and gross carrying amount of intangible assets from December 31, 2003, is as follows:

	Goodwill	Intangible Assets
	(in millions)
Balance at December 31, 2003	$25,402	$11,516
Changes due to:
Acquisitions	65	71
Currency	61	(13)
Intangible asset impairment		(29)
Other	228	(381)

Balance at June 30, 2004	$25,756	$11,164

Other, above, includes the reclassification to goodwill of certain amounts previously classified as indefinite life intangible assets.

Note 8. Segment Reporting:

The Company manufactures and markets packaged food products, consisting principally of beverages, cheese, snacks, convenient meals and various packaged grocery products through Kraft Foods Global, Inc. and its subsidiaries. Kraft manages and reports operating results through two units, Kraft North America Commercial and Kraft International Commercial. Reportable segments for Kraft North America Commercial are organized and managed principally by product category. Kraft International Commercial's operations are organized and managed by geographic location.

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

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Segment data were as follows:

	For the Six Months Ended June 30,
	2004	2003
	(in millions)
Net revenues:
U.S. Beverages & Grocery	$3,102	$3,100
U.S. Snacks	2,306	2,344
U.S. Cheese, Canada & North America Foodservice	3,587	3,260
U.S. Convenient Meals	2,101	2,055
Europe, Middle East & Africa	3,542	3,240
Latin America & Asia Pacific	1,260	1,201

Total net revenues	$15,898	$15,200

Earnings before income taxes and minority interest:
Operating companies income:
U.S. Beverages & Grocery	$930	$1,066
U.S. Snacks	168	467
U.S. Cheese, Canada & North America Foodservice	427	656
U.S. Convenient Meals	384	424
Europe, Middle East & Africa	301	428
Latin America & Asia Pacific	115	172
Amortization of intangibles	(6)	(5)
General corporate expenses	(88)	(92)

Total operating income	2,231	3,116
Interest and other debt expense, net	(324)	(343)

Earnings before income taxes and minority interest	$1,907	$2,773

	For the Three Months Ended June 30,
	2004	2003
	(in millions)
Net revenues:
U.S. Beverages & Grocery	$1,601	$1,588
U.S. Snacks	1,184	1,201
U.S. Cheese, Canada & North America Foodservice	1,859	1,690
U.S. Convenient Meals	1,053	1,014
Europe, Middle East & Africa	1,821	1,686
Latin America & Asia Pacific	687	662

Total net revenues	$8,205	$7,841

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	For the Three Months Ended June 30,
	2004	2003
	(in millions)
Earnings before income taxes and minority interest:
Operating companies income:
U.S. Beverages & Grocery	$473	$547
U.S. Snacks	183	252
U.S. Cheese, Canada & North America Foodservice	220	342
U.S. Convenient Meals	187	199
Europe, Middle East & Africa	143	232
Latin America & Asia Pacific	82	107
Amortization of intangibles	(4)	(3)
General corporate expenses	(42)	(48)

Total operating income	1,242	1,628
Interest and other debt expense, net	(159)	(164)

Earnings before income taxes and minority interest	$1,083	$1,464

As discussed in Note 2. Restructuring Program, the Company recorded asset impairment, exit and implementation costs during the six months and three months ended June 30, 2004 of $447 million and $138 million, respectively. See Note 2 for the breakdown of these pre-tax charges by segment.

Net revenues by consumer sector, which include the separation of Canada and North America Foodservice into sector components, were as follows (in millions):

	For the Six Months Ended June 30, 2004			For the Six Months Ended June 30, 2003
	Kraft North America Commercial	Kraft International Commercial	Total	Kraft North America Commercial	Kraft International Commercial	Total
Consumer Sector:
Snacks	$2,622	$1,807	$4,429	$2,645	$1,611	$4,256
Beverages	1,569	1,683	3,252	1,526	1,611	3,137
Cheese	2,251	706	2,957	2,026	663	2,689
Grocery	2,300	419	2,719	2,270	380	2,650
Convenient Meals	2,354	187	2,541	2,292	176	2,468

Total net revenues	$11,096	$4,802	$15,898	$10,759	$4,441	$15,200

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	For the Three Months Ended June 30, 2004			For the Three Months Ended June 30, 2003
	Kraft North America Commercial	Kraft International Commercial	Total	Kraft North America Commercial	Kraft International Commercial	Total
Consumer Sector:
Snacks	$1,357	$904	$2,261	$1,371	$820	$2,191
Beverages	800	899	1,699	740	874	1,614
Cheese	1,146	371	1,517	1,018	346	1,364
Grocery	1,207	228	1,435	1,226	210	1,436
Convenient Meals	1,187	106	1,293	1,138	98	1,236

Total net revenues	$5,697	$2,508	$8,205	$5,493	$2,348	$7,841

Note 9. Financial Instruments:

During the six months and three months ended June 30, 2004 and 2003, ineffectiveness related to cash flow hedges was not material. At June 30, 2004, the Company was hedging forecasted transactions for periods not exceeding the next fourteen months and expects substantially all amounts reported in accumulated other comprehensive earnings (losses) to be reclassified to the consolidated statement of earnings within the next twelve months.

Hedging activities affected accumulated other comprehensive earnings (losses), net of income taxes, as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2004	2003	2004	2003
	(in millions)
Gain (loss) at beginning of period	$1	$13	$21	$(24)
Derivative gains transferred to earnings	(11)	(13)	(11)	(4)
Change in fair value	22	(22)	2	6

Gain (loss) as of June 30	$12	$(22)	$12	$(22)

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

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

addition, the Company's U.S. and Canadian subsidiaries provide health care and other benefits to substantially all retired employees. Health care benefits for retirees outside the United States and Canada are generally covered through local government plans.

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost (income) consisted of the following for the six months and three months ended June 30, 2004 and 2003:

	U.S. Plans		Non-U.S. Plans
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(in millions)
Service cost	$70	$67	$34	$34
Interest cost	174	167	78	78
Expected return on plan assets	(287)	(296)	(82)	(85)
Amortization:
Unrecognized net loss from experience differences	45	7	16	10
Unrecognized prior service cost	1	1	4	5
Other expense			5

Net periodic pension cost (income)	$3	$(54)	$55	$42

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2004	2003	2004	2003
	(in millions)
Service cost	$33	$34	$17	$13
Interest cost	87	83	39	31
Expected return on plan assets	(145)	(149)	(41)	(30)
Amortization:
Unrecognized net loss from experience differences	23	3	8	4
Unrecognized prior service cost	1		2	2
Other expense			5

Net periodic pension (income) cost	$(1)	$(29)	$30	$20

Other expense above is due to additional pension benefits related to workforce reduction programs under the Company's restructuring program.

Employer Contributions

The Company presently plans to make contributions, to the extent that they are tax deductible, in order to maintain plan assets in excess of the accumulated benefit obligation of its U.S. funded plans. During the six months ended June 30, 2004, $270 million of employer contributions were made to U.S. plans. Currently, the Company anticipates making additional contributions of approximately $5 million during the remainder of

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2004, based on current tax law. However, this estimate is subject to change due primarily to asset performance significantly different than the assumed long-term rate of return on pension assets and significant changes in interest rates. In addition, during the six months ended June 30, 2004, the Company made pension plan contributions to non-U.S. plans of $140 million.

Postretirement Benefit Plans

        Net postretirement health care costs consisted of the following for the six months and three months ended June 30, 2004 and 2003:

	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(in millions)
Service cost	$24	$21	$12	$10
Interest cost	94	92	47	45
Amortization:
Unrecognized net loss from experience differences	30	22	16	10
Unrecognized prior service cost	(12)	(12)	(6)	(6)

Net postretirement health care costs	$136	$123	$69	$59

In December 2003, the United States enacted into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"). The Act establishes a prescription drug benefit under Medicare, known as "Medicare Part D," and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

In May 2004, the FASB issued FASB Staff Position No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-2"). FSP 106-2 requires companies to account for the effect of the subsidy on benefits attributable to past service as an actuarial experience gain and as a reduction of the service cost component of net postretirement health care costs for amounts attributable to current service, if the benefit provided is at least actuarially equivalent to Medicare Part D.

The Company has elected to adopt FSP 106-2 prospectively in the third quarter of 2004. The impact for the second half of 2004 will be to reduce net postretirement health care costs and to increase net earnings by approximately $20 million.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of the Company

Kraft Foods Inc. ("Kraft"), together with its subsidiaries (collectively referred to as the "Company"), is the largest branded food and beverage company headquartered in the United States. At June 30, 2004, Altria Group, Inc. held 97.9% of the combined voting power of Kraft's outstanding capital stock and owned approximately 84.9% of the outstanding shares of Kraft's capital stock.

The Company manufactures and markets packaged food products, consisting principally of beverages, cheese, snacks, convenient meals and various packaged grocery products through Kraft Foods Global, Inc. (formerly known as Kraft Foods North America, Inc.) and its subsidiaries. Kraft manages and reports operating results through two units, Kraft North America Commercial and Kraft International Commercial. Reportable segments for Kraft North America Commercial are organized and managed principally by product category. Kraft International Commercial's operations are organized and managed by geographic location.

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

Consolidated Operating Results for the Six Months Ended June 30, 2004—The changes in the Company's net earnings and diluted earnings per share ("EPS") for the six months ended June 30, 2004 from the six months ended June 30, 2003 were due primarily to the following (in millions, except per share data):

	Net Earnings	Diluted EPS
For the six months ended June 30, 2003	$1,797	$1.04
2004 Asset impairment, exit and implementation costs	(299)	(0.18)
Lower effective income tax rate	29	0.02
Currency	40	0.02
Operations	(309)	(0.17)

For the six months ended June 30, 2004	$1,258	$0.73

See discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

The unfavorable impact of asset impairment, exit and implementation costs on net earnings and diluted EPS is due to the following:

Restructuring Program—In January 2004, the Company announced a three-year restructuring program. As part of this program, the Company anticipates the closing or sale of up to twenty plants and the elimination of approximately six thousand positions. From 2004 through 2006, the Company expects to incur up to $1.2 billion in pre-tax charges, including an estimated range of $750 million to $800 million in 2004. The Company recorded pre-tax asset impairment and exit costs of $408 million for this program. In addition, the Company also recorded $10 million of pre-tax implementation costs, in cost of sales, associated with the restructuring program.

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

Lower Effective Income Tax Rate—The Company's reported effective income tax rate decreased by 1.2 percentage points to 33.9%, reflecting the reversal of tax accruals that are no longer required due to tax events that occurred during the first six months of 2004.

Currency—The favorable currency impact on net earnings and diluted EPS is due primarily to the weakness of the U.S. dollar versus the euro and the Canadian dollar.

Operations—The decrease in results from operations was due primarily to the following:

  •
  Lower income at Kraft North America Commercial reflecting higher commodity costs, increased promotional programs and higher benefit costs.

  •
  Lower income at Kraft International Commercial reflecting higher costs, including benefits, promotional programs and infrastructure investment in developing markets.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

Consolidated Operating Results for the Three Months Ended June 30, 2004—The changes in the Company's net earnings and diluted EPS for the three months ended June 30, 2004 from the three months ended June 30, 2003 were due primarily to the following (in millions, except per share date):

	Net Earnings	Diluted EPS
For the three months ended June 30, 2003	$949	$0.55
2004 Asset impairment, exit and implementation costs	(88)	(0.05)
Higher effective income tax rate	(3)
Currency	17	0.01
Operations	(177)	(0.10)

For the three months ended June 30, 2004	$698	$0.41

See discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

The unfavorable impact of asset impairment, exit and implementation costs on net earnings and diluted EPS is due to the following:

Restructuring Program—As discussed above, during the three months ended June 30, 2004, the Company recorded pre-tax asset impairment and exit costs of $129 million for its restructuring program. In addition, the Company recorded $9 million of pre-tax implementation costs, in cost of sales, associated with the restructuring program.

For further details, see Note 2 to the Condensed Consolidated Financial Statements and the Business Environment section of the following Discussion and Analysis.

Currency—The favorable currency impact on net earnings and diluted EPS is due primarily to the weakness of the U.S. dollar versus the euro and the Canadian dollar.

Operations—The decrease in results from operations was due primarily to the following:

  •
  Lower income at Kraft North America Commercial reflecting higher commodity costs, increased promotional programs and higher benefits costs.

  •
  Lower income at Kraft International Commercial reflecting higher costs, including benefits and promotional programs, and unfavorable mix.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

2004 Projected Results—In July 2004, the Company lowered its 2004 full-year diluted EPS guidance range by $0.08 per share to $1.55 to $1.62, due primarily to higher commodity costs, particularly dairy, that the Company does not expect to fully recover from pricing actions in 2004. Cheese costs, which reached unprecedented highs earlier in the quarter declined to more historical levels by the end of June. The projected 2004 EPS includes anticipated charges of $0.30 from asset impairment, exit and implementation costs. The projected diluted EPS also reflects an expected income tax rate of 33% for the year due to the resolution of certain U.S. and foreign tax matters. The factors described in the section entitled Forward-Looking and Cautionary Statements of the following Discussion and Analysis represent continuing risks to these projections.

Discussion and Analysis

Business Environment

The Company is subject to a number of challenges that may adversely affect its businesses. These challenges, which are discussed below and under the "Forward-Looking and Cautionary Statements" section, include:

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

  •
  a growing presence of hard discount retailers, primarily in Europe, with an emphasis on own label products;

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

In January 2004, the Company announced its adoption of a four-point plan to achieve sustainable growth. The first element of the plan is to build brand value by continuing to improve its products, to use more value-added packaging, to develop innovative new products, to manage price gaps effectively and to build closer relationships with consumers. The Company anticipates $500 to $600 million of increased spending in 2004 over 2003 to manage price gaps, to increase media presence, to drive growth in developing markets and non-measured channels, to enhance brand equity and to support new products. During the first six months of 2004, the Company increased in-market spending by approximately $245 million versus the first six months of 2003.

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

As the final component of its plan, the Company announced a three-year restructuring program with the objectives of leveraging the Company's global scale, realigning and lowering its cost structure, and optimizing capacity utilization. As part of this program, the Company anticipates the closing or sale of up to twenty plants and the elimination of approximately six thousand positions. From 2004 through 2006, the Company expects to incur up to $1.2 billion in pre-tax charges, reflecting asset disposals, severance and other implementation costs, including an estimated range of $750 million to $800 million in 2004. Approximately one-half of the pre-tax charges are expected to require cash payments.

During the six months and three months ended June 30, 2004, the Company recorded $437 million and $129 million, respectively, of asset impairment and exit costs on its condensed consolidated statements of earnings. During the six months ended June 30, 2004, these pre-tax charges were composed of $408 million of costs under the restructuring program and $29 million of impairment charges relating to intangible assets. During the second quarter of 2004, all of the pre-tax charges related to the restructuring program. These charges resulted from the 2004 announcement of the closing of ten plants, the termination of co-manufacturing agreements and the commencement of a number of workforce reduction programs. Approximately $137 million of the pre-tax charges incurred during the first six months of 2004 will result in cash payments. In addition, the Company announced the planned closure of two additional plants as of June 30, 2004. The majority of the restructuring charges for these two plants, which are located within Europe, will be recorded upon local regulatory approval of the plant closures, which is expected in the second half of 2004. During the first quarter of 2004, the Company also completed its annual review of goodwill and intangible assets. This review resulted in a $29 million non-cash pre-tax charge related to an intangible asset impairment for a small confectionery business in the United States and certain brands in Mexico.

Pre-tax restructuring liability activity for the six months ended June 30, 2004 was as follows:

	For the Six Months Ended June 30, 2004
	Severance	Asset Write-downs	Other	Total
	(in millions)
Liability balance, January 1, 2004	$—	$—	$—	$—
Charges	128	266	14	408
Cash spent	(35)		(8)	(43)
Charges against assets	(5)	(266)		(271)

Liability balance, June 30, 2004	$88	$—	$6	$94

Severance costs in the above schedule, which relate to the workforce reduction programs, include the cost of related benefits. Specific programs announced during the first six months of 2004, as part of the overall restructuring program, will result in the elimination of approximately 2,600 positions. Asset write-downs relate to the impairment of assets caused by the plant closings. Other costs incurred relate primarily to contract termination costs associated with the plant closings and the termination of co-manufacturing agreements.

During the six months and three months ended June 30, 2004, the Company recorded $10 million and $9 million, respectively, of pre-tax implementation costs associated with the restructuring program in cost of sales on the condensed consolidated statements of earnings. These costs include the discontinuance of certain product lines and other incremental costs related to the closure of facilities.

In addition, the Company expects to spend approximately $140 million in capital over the next three years to implement the restructuring program, including approximately $50 million in 2004. Cost savings as a result of the restructuring program are expected to be approximately $120 million to $140 million in 2004, and are anticipated to reach approximately $400 million by 2006, all of which are expected to be used in supporting brand-building initiatives. Cost savings during the first six months of 2004 were approximately $40 million.

Fluctuations in commodity prices can lead to retail price volatility and intensive price competition, and can influence consumer and trade buying patterns. The Company's businesses are subject to fluctuating commodity costs, including dairy, coffee and cocoa costs. During the first six months of 2004, the Company's commodity costs on average have been higher than those incurred in 2003 (most notably dairy, soybean oil, pork and coffee), and have adversely affected earnings. Dairy costs rose to historical highs during the first six months of 2004, but subsequently moderated to historical levels.

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

During the first quarter of 2004, the Company acquired a U.S.-based beverage business. During the second quarter of 2003, the Company acquired a biscuits business in Egypt. During the first six months of 2004 and 2003, total purchases of businesses, net of acquired cash were $130 million and $83 million, respectively.

The operating results of businesses acquired were not material to the Company's consolidated financial position, results of operations or cash flows in any of the periods presented.

In 2003, the Company had operations and plants or sold products to third-party distributors located in 15 Middle East countries (as defined by the U.S. Department of State, Bureau of Near Eastern Affairs), including a biscuit business acquired during 2003 in Egypt. In the region, the Company had operations and plants in three countries (Egypt, Morocco and, through a majority owned joint venture, Saudi Arabia). In addition, the Company sold products to third-party distributors located in 12 of these countries (Algeria, Bahrain, Israel, Jordan, Kuwait, Lebanon, Oman, Qatar, Syria, Tunisia, United Arab Emirates and Yemen). Revenue generated from operations or sales to the third-party distributors in the Middle East was approximately $230 million in 2003 representing 3.3% of the net revenues of the Europe, Middle East and Africa segment. In 2004, the Company continues to have operations and plants or to sell products to third-party distributors in these countries, except for Syria, where the Company ceased sales to the third-party distributor early in the year. In addition, in 2004, the Company entered into agreements with third parties for the resale of the Company's products into Iraq, Libya and Syria.

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

Consolidated Operating Results

	For the Six Months Ended June 30,
	2004	2003
	(in millions, except per share data)
Volume (in pounds)	9,568	9,371

Net revenues	$15,898	$15,200

Operating income:
Operating companies income:
U.S. Beverages & Grocery	$930	$1,066
U.S. Snacks	168	467
U.S. Cheese, Canada & North America Foodservice	427	656
U.S. Convenient Meals	384	424
Europe, Middle East & Africa	301	428
Latin America & Asia Pacific	115	172
Amortization of intangibles	(6)	(5)
General corporate expenses	(88)	(92)

Operating income	$2,231	$3,116

Net earnings	$1,258	$1,797

Weighted average shares for diluted earnings per share	1,717	1,729

Diluted earnings per share	$0.73	$1.04

	For the Three Months Ended June 30,
	2004	2003
	(in millions, except per share data)
Volume (in pounds)	5,082	4,907

Net revenues	$8,205	$7,841

Operating income:
Operating companies income:
U.S. Beverages & Grocery	$473	$547
U.S. Snacks	183	252
U.S. Cheese, Canada & North America Foodservice	220	342
U.S. Convenient Meals	187	199
Europe, Middle East & Africa	143	232
Latin America & Asia Pacific	82	107
Amortization of intangibles	(4)	(3)
General corporate expenses	(42)	(48)

Operating income	$1,242	$1,628

Net earnings	$698	$949

Weighted average shares for diluted earnings per share	1,715	1,728

Diluted earnings per share	$0.41	$0.55

The following events occurred during the first six months and second quarter of 2004 that affected the comparability of statement of earnings amounts:

  •
  Asset impairment and exit costs—As previously discussed, the Company announced a three-year restructuring program in January 2004. During the first six months and second quarter of 2004, the Company recorded pre-tax asset impairment and exit costs of $437 million and $129 million, respectively, relating to the restructuring program and the write-off of intangible assets which were included in the operating companies income of the following segments:

	For the Six Months Ended June 30, 2004
	Restructuring Program	Intangible Asset Impairment	Total Asset Impairment and Exit Costs
	(in millions)
U.S. Beverages & Grocery	$19	$—	$19
U.S. Snacks	168	17	185
U.S. Cheese, Canada & North America Foodservice	89		89
U.S. Convenient Meals	8		8
Europe, Middle East & Africa	113		113
Latin America & Asia Pacific	11	12	23

	$408	$29	$437

	For the Three Months Ended June 30, 2004
	Restructuring Program	Intangible Asset Impairment	Total Asset Impairment and Exit Costs
	(in millions)
U.S. Beverages & Grocery	$4	$—	$4
U.S. Snacks	9		9
U.S. Cheese, Canada & North America Foodservice	27		27
U.S. Convenient Meals	(1)		(1)
Europe, Middle East & Africa	81		81
Latin America & Asia Pacific	9		9

	$129	$—	$129

  •
  Implementation Costs—As previously discussed, the Company incurred implementation costs associated with the restructuring program. During the first six months and second quarter of 2004, the Company recorded $10 million and $9 million, respectively, of pre-tax implementation costs associated with the restructuring program in cost of sales.

	Implementation Costs
	Six Months Ended June 30, 2004	Three Months Ended June 30, 2004
	(in millions)
U.S. Beverages & Grocery	$—	$—
U.S. Snacks	8	8
U.S. Cheese, Canada & North America Foodservice	1	1
U.S. Convenient Meals
Europe, Middle East & Africa	1
Latin America & Asia Pacific

	$10	$9

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

Consolidated Results of Operations for the Six Months Ended June 30, 2004

The following discussion compares consolidated operating results for the six months ended June 30, 2004 with the six months ended June 30, 2003.

Volume increased 2.1%, due primarily to acquisitions and increased shipments in the U.S. Cheese, Canada & North America Foodservice segment, partially offset by the impact of divested businesses.

Net revenues increased $698 million (4.6%), due primarily to favorable currency ($543 million), higher volume/mix ($99 million), the impact of acquisitions ($69 million) and higher net pricing ($51 million, reflecting commodity-driven pricing, partially offset by increased promotional spending), partially offset by the impact of divested businesses ($64 million).

Operating income decreased $885 million (28.4%), due primarily to pre-tax charges in 2004 for asset impairment and exit costs ($437 million), unfavorable costs, net of higher pricing ($303 million, due primarily to higher commodity costs and increased promotional spending), higher marketing, administration and research costs ($172 million, including higher benefit costs), higher fixed manufacturing costs ($34 million, including higher benefit costs), the impact of divested businesses ($12 million) and the 2004 implementation costs associated with the restructuring program, partially offset by favorable currency ($61 million) and higher volume/mix ($18 million).

Currency movements increased net revenues by $543 million and operating income by $61 million. These increases were due primarily to the weakness of the U.S. dollar against the euro and the Canadian dollar.

Interest and other debt expense, net, decreased $19 million, due primarily to lower average debt outstanding.

The Company's reported effective income tax rate decreased by 1.2 percentage points to 33.9%, reflecting the reversal of tax accruals that are no longer required due to tax events that occurred during the first six months of 2004.

Net earnings of $1,258 million decreased $539 million (30.0%), due primarily to lower operating income, partially offset by a lower effective tax rate. Diluted and basic EPS, which were both $0.73, decreased by 29.8%.

Consolidated Results of Operations for the Three Months Ended June 30, 2004

The following discussion compares consolidated operating results for the three months ended June 30, 2004 with the three months ended June 30, 2003.

Volume increased 3.6%, due primarily to acquisitions in the U.S. Beverages & Grocery segment and increased shipments in the U.S. Cheese, Canada & North America Foodservice segment, partially offset by the impact of divested businesses.

Net revenues increased $364 million (4.6%), due primarily to favorable currency ($237 million), higher volume/mix ($56 million), the impact of acquisitions ($55 million) and higher net pricing ($49 million, reflecting commodity-driven price increases, partially offset by higher promotional spending), partially offset by the impact of divested businesses ($33 million).

Operating income decreased $386 million (23.7%), due primarily to unfavorable costs, net of higher pricing ($169 million, due primarily to higher commodity costs and increased promotional spending), pre-tax charges in 2004 for asset impairment and exit costs ($129 million), higher marketing, administration and research costs ($114 million, including higher marketing and benefit costs), the 2004 implementation costs associated with the restructuring program ($9 million) and the impact of divestitures, partially offset by favorable currency ($26 million) and higher volume/mix.

Currency movements increased net revenues by $237 million and operating income by $26 million. These increases were due primarily to the weakness of the U.S. dollar against the euro and the Canadian dollar.

Net earnings of $698 million decreased $251 million (26.4%), due primarily to lower operating income. Diluted and basic EPS, which were both $0.41, decreased by 25.5%.

Operating Results by Business Segment

Kraft North America Commercial

Operating Results

The following discussion compares Kraft North America Commercial's operating results for the six months ended June 30, 2004 with the six months ended June 30, 2003.

	For the Six Months Ended June 30,
	2004	2003
	(in millions)
Volume (in pounds):
U.S. Beverages & Grocery	2,708	2,571
U.S. Snacks	1,017	1,018
U.S. Cheese, Canada & North America Foodservice	2,237	2,160
U.S. Convenient Meals	1,117	1,121

Volume (in pounds)	7,079	6,870

Net revenues:
U.S. Beverages & Grocery	$3,102	$3,100
U.S. Snacks	2,306	2,344
U.S. Cheese, Canada & North America Foodservice	3,587	3,260
U.S. Convenient Meals	2,101	2,055

Net revenues	$11,096	$10,759

Operating companies income:
U.S. Beverages & Grocery	$930	$1,066
U.S. Snacks	168	467
U.S. Cheese, Canada & North America Foodservice	427	656
U.S. Convenient Meals	384	424

Operating companies income	$1,909	$2,613

Volume increased 3.0%, due primarily to acquisitions in the U.S. Beverages & Grocery segment and increased shipments in the U.S. Cheese, Canada & North America Foodservice segment, partially offset by a decline in the U.S. Convenient Meals segment and U.S. Snacks segment.

Net revenues increased $337 million (3.1%), due primarily to favorable currency ($112 million), higher volume/mix ($106 million), higher net pricing ($71 million, reflecting commodity-driven price increases, partially offset by increased promotional spending) and the impact of acquisitions ($48 million).

Operating companies income decreased $704 million (26.9%), due primarily to the 2004 pre-tax charges for asset impairment and exits costs ($301 million), unfavorable costs, net of higher pricing ($269 million, including higher commodity costs and increased promotional spending), higher marketing, administration and research costs ($145 million, including higher benefit costs), higher fixed manufacturing costs ($24 million, including higher benefit costs) and the 2004 implementation costs associated with the restructuring program, partially offset by higher volume/mix ($26 million) and favorable currency ($18 million).

The following discusses operating results within each of Kraft North America Commercial's reportable segments.

U.S. Beverages & Grocery.    Volume increased 5.3%, due primarily to the 2004 acquisition of a beverage business and gains in enhancers, coffee and desserts, partially offset by a decline in cereals. Beverages volume increased, due primarily to the 2004 acquisition of a beverage business and new product introductions. In desserts, volume increased, due primarily to higher shipments of sugar-free, ready-to-eat desserts and frozen toppings. Volume also increased in enhancers, primarily salad dressings and mayonnaise, and in coffee, due to increased marketing spending and strong performance in supercenters. In cereals, volume declined driven by health and wellness concerns, which impacted the category, and the timing of new product introductions relative to competitive entries.

Net revenues increased $2 million (0.1%), due primarily to the impact of acquisitions ($39 million), partially offset by lower pricing and increased promotional spending ($24 million) and unfavorable volume/mix ($13 million).

Operating companies income decreased $136 million (12.8%), due primarily to unfavorable costs and higher promotional spending ($63 million, including higher commodity costs), higher marketing, administration and research costs ($56 million), the 2004 pre-tax charges for asset impairment and exit costs ($19 million), unfavorable volume/mix and higher benefit costs, partially offset by the impact of acquisitions.

U.S. Snacks.    Volume decreased 0.1%, as lower biscuits and confectionery volume was essentially offset by higher salted snacks volume. In biscuits, volume declined, as consumer health and wellness concerns continued to affect consumption. Confectionery volume also declined due to category softness, timing of new product introductions and increased competitive activity. Salted snacks volume increased due to consumer nutrition trends and marketing programs in nuts.

Net revenues decreased $38 million (1.6%), due primarily to lower volume/mix ($52 million), partially offset by higher pricing ($14 million, including the absence of high product returns associated with new products incurred in the prior year, partially offset by increased promotional spending).

Operating companies income decreased $299 million (64.0%), due primarily to the 2004 pre-tax charges for asset impairment and exit costs ($185 million), higher marketing, administration and research costs ($52 million), lower volume/mix ($34 million), unfavorable costs, net of higher pricing ($22 million, driven by higher commodity costs and increased promotional spending), the 2004 implementation costs associated with the restructuring program and higher benefit costs.

U.S. Cheese, Canada & North America Foodservice.    Volume increased 3.6%, due primarily to the impact of acquisitions and higher volume in foodservice and cheese. Volume in the foodservice business increased, due primarily to an acquisition of a beverage business in 2004 and higher shipments to national accounts. In cheese, volume also increased, benefiting from increased promotional spending.

Net revenues increased $327 million (10.0%), due primarily to higher volume/mix ($147 million), favorable currency ($112 million) and higher pricing, net of higher promotional reinvestment spending in cheese ($61 million), and the impact of acquisitions.

Operating companies income decreased $229 million (34.9%), due primarily to unfavorable costs, net of higher pricing ($164 million, including higher commodity costs and increased promotional spending), the 2004 pre-tax charges for asset impairment and exit costs ($89 million), higher fixed manufacturing costs ($27 million, including higher benefit costs) and higher marketing, administration and research costs ($23 million), partially offset by higher volume/mix ($57 million) and favorable currency ($18 million).

U.S. Convenient Meals.    Volume decreased 0.4%, due primarily to lower shipments in meals, partially offset by gains in meats. In meals, volume declined due to the discontinuation of certain product lines in the second half of 2003. Meats volume increased driven by higher consumption of cold cuts, supported by higher investment spending.

Net revenues increased $46 million (2.2%), due primarily to favorable volume/mix ($24 million), higher pricing ($20 million, reflecting commodity-driven pricing in meats and pizza) and the impact of acquisitions.

Operating companies income decreased $40 million (9.4%), due primarily to unfavorable costs, net of higher pricing ($20 million, including higher commodity costs and increased promotional spending), higher marketing, administration and research costs ($14 million), the 2004 pre-tax charges for asset impairment and exit costs and higher fixed manufacturing costs ($7 million, including higher benefit costs), partially offset by favorable volume/mix ($11 million).

Kraft International Commercial

Operating Results

The following discussion compares Kraft International Commercial's operating results for the six months ended June 30, 2004 with the six months ended June 30, 2003.

	For the Six Months Ended June 30,
	2004	2003
	(in millions)
Volume (in pounds):
Europe, Middle East & Africa	1,392	1,410
Latin America & Asia Pacific	1,097	1,091

Volume (in pounds)	2,489	2,501

Net revenues:
Europe, Middle East & Africa	$3,542	$3,240
Latin America & Asia Pacific	1,260	1,201

Net revenues	$4,802	$4,441

Operating companies income:
Europe, Middle East & Africa	$301	$428
Latin America & Asia Pacific	115	172

Operating companies income	$416	$600

Volume decreased 0.5%, due primarily to the impact of the divestiture of a rice business and a branded fresh cheese business in Europe in 2003, as well as price competition and trade inventory reductions in several markets, partially offset by the impact of acquisitions.

Net revenues increased $361 million (8.1%), due primarily to favorable currency ($431 million) and the impact of acquisitions ($21 million), partially offset by the impact of divestitures ($64 million), increased promotional spending, net of higher pricing ($20 million) and lower volume/mix.

Operating companies income decreased $184 million (30.7%), due primarily to the 2004 pre-tax charges for asset impairment and exit costs ($136 million), unfavorable costs and increased promotional spending ($44 million), higher marketing, administration and research costs ($27 million, including higher benefit costs and infrastructure investment in developing markets) and the impact of divestitures ($12 million), partially offset by favorable currency ($43 million).

The following discusses operating results within each of Kraft International Commercial's reportable segments.

Europe, Middle East & Africa.    Volume decreased 1.3%, due primarily to the divestiture of a rice business and a branded fresh cheese business in Europe in 2003, price competition and trade inventory reductions in France and Russia, partially offset by volume growth in Italy and the United Kingdom and the impact of acquisitions.

Beverages volume declined, driven by price competition on coffee in France and lower shipments of refreshment beverages in the Middle East. Cheese volume also declined, impacted by the divestiture of a branded fresh cheese business in Europe in 2003, partially offset by increased cream cheese shipments in Germany, Italy and the United Kingdom. Convenient meals volume declined, impacted by the divestiture of a rice business in Europe in 2003. In grocery, volume increased due primarily to an acquisition in Egypt. Snacks volume also increased, as gains in biscuits, benefiting from acquisitions, and new confectionery product introductions across the segment, were partially offset by price competition and trade inventory reductions in Russia.

Net revenues increased $302 million (9.3%), due primarily to favorable currency ($377 million) and the impact of acquisitions ($21 million), partially offset by the impact of divestitures ($64 million) and lower pricing and increased promotional spending ($37 million).

Operating companies income decreased $127 million (29.7%), due primarily to the 2004 pre-tax charges for asset impairment and exit costs ($113 million), lower pricing and increased promotional spending, net of favorable costs ($26 million), higher marketing, administration and research costs ($25 million, including higher benefit costs as well as infrastructure investment in Eastern Europe) and the impact of divestitures ($12 million), partially offset by favorable currency ($46 million).

Latin America & Asia Pacific.    Volume increased 0.5%, due primarily to gains in Argentina, Brazil, China and Venezuela, partially offset by declines in Mexico and Southeast Asia. Snacks volume increased in Argentina, Brazil and China, aided by new product introductions, and growth in Venezuela, due to the 2003 national strike. Cheese volume increased, due primarily to gains across several markets, including Australia and the Philippines. In grocery, volume also increased due primarily to the 2003 national strike in Venezuela. Beverages volume declined, impacted by price competition in Mexico, partially offset by gains in China, benefiting from marketing and new product development programs in refreshment beverages.

Net revenues increased $59 million (4.9%), due primarily to favorable currency ($54 million) and higher pricing ($17 million, reflecting devaluation-driven cost increases, partially offset by increased promotional spending), partially offset by unfavorable volume/mix ($12 million).

Operating companies income decreased $57 million (33.1%), due primarily to the 2004 pre-tax charges for asset impairment and exit costs ($23 million), unfavorable costs, net of higher pricing ($18 million, including increased promotional spending) and unfavorable volume/mix ($11 million).

Kraft North America Commercial

Operating Results

The following discussion compares Kraft North America Commercial's operating results for the three months ended June 30, 2004 with the three months ended June 30, 2003.

	For the Three Months Ended June 30,
	2004	2003
	(in millions)
Volume (in pounds):
U.S. Beverages & Grocery	1,525	1,384
U.S. Snacks	516	517
U.S. Cheese, Canada & North America Foodservice	1,152	1,116
U.S. Convenient Meals	562	561

Volume (in pounds)	3,755	3,578

	For the Three Months Ended June 30,
	2004	2003
	(in millions)
Net revenues:
U.S. Beverages & Grocery	$1,601	$1,588
U.S. Snacks	1,184	1,201
U.S. Cheese, Canada & North America Foodservice	1,859	1,690
U.S. Convenient Meals	1,053	1,014

Net revenues	$5,697	$5,493

Operating companies income:
U.S. Beverages & Grocery	$473	$547
U.S. Snacks	183	252
U.S. Cheese, Canada & North America Foodservice	220	342
U.S. Convenient Meals	187	199

Operating companies income	$1,063	$1,340

Volume increased 4.9%, due primarily to acquisitions in the U.S. Beverages & Grocery segment and increased shipments in the U.S. Cheese, Canada & North America Foodservice segment.

Net revenues increased $204 million (3.7%), due primarily to higher net pricing ($69 million, reflecting commodity-driven pricing in cheese, meats and foodservice, partially offset by increased promotional spending), higher volume/mix ($49 million), the impact of acquisitions ($46 million) and favorable currency ($40 million).

Operating companies income decreased $277 million (20.7%), due primarily to unfavorable costs, net of higher pricing ($144 million, including higher commodity costs and increased promotional spending), higher marketing, administration and research costs ($114 million, including higher marketing and benefit costs), the 2004 pre-tax charges for asset impairment and exits costs ($39 million), the 2004 implementation costs associated with the restructuring program ($9 million) and higher benefit costs, partially offset by higher volume/mix ($17 million) and favorable currency.

The following discusses operating results within each of Kraft North America Commercial's reportable segments.

U.S. Beverages & Grocery.    Volume increased 10.2%, due primarily to the 2004 acquisition of a beverage business and increased shipments in enhancers and coffee, partially offset by a decline in cereals. Beverages volume increased, due primarily to the 2004 acquisition of a beverage business, new product introductions and growth in non-measured channels. In coffee, volume increased, benefiting from increased promotional spending. Enhancers volume also increased, due primarily to higher shipments in mayonnaise and barbecue sauce. In cereals, volume declined due primarily to increased competitive activity and health and wellness concerns on the category.

Net revenues increased $13 million (0.8%), due primarily to the impact of acquisitions ($39 million) and higher volume/mix, partially offset by lower pricing and higher promotional spending ($35 million).

Operating companies income decreased $74 million (13.5%), due primarily to higher marketing, administration and research costs ($48 million), unfavorable costs ($37 million, including higher commodity costs and increased promotional spending), the 2004 pre-tax charges for asset impairment and exit costs ($4 million) and higher benefit costs, partially offset by higher volume/mix ($4 million) and the impact of acquisitions.

U.S. Snacks.    Volume decreased 0.2%, due primarily to lower confectionery volume, partially offset by higher salted snacks volume. Confectionery volume declined, due primarily to category softness, the timing of new products and increased competitive activity. Salted snacks volume increased due to consumer nutrition trends and increased marketing spending in nuts.

Net revenues decreased $17 million (1.4%), due primarily to lower volume/mix ($30 million) and higher promotional spending, partially offset by the absence of high product returns associated with new products incurred in the prior year.

Operating companies income decreased $69 million (27.4%), due primarily to higher marketing, administration and research costs ($39 million), lower volume/mix ($19 million), the 2004 pre-tax charges for asset impairment and exit costs ($9 million) and the 2004 implementation costs associated with the restructuring program ($8 million), partially offset by the absence of high product returns associated with new products incurred in the prior year.

U.S. Cheese, Canada & North America Foodservice.    Volume increased 3.2%, due primarily to higher volume in foodservice, cheese and Canada. Volume in the foodservice business increased, driven by higher shipments to national accounts and the 2004 acquisition of a beverage business. In cheese, volume increased due primarily to share gains resulting from increased promotional spending. Canada volume also increased, aided by new product introductions in beverages.

Net revenues increased $169 million (10.0%), due primarily to higher foodservice and cheese pricing, net of higher promotional reinvestment spending in cheese ($68 million), higher volume/mix ($54 million), favorable currency ($40 million) and the impact of acquisitions.

Operating companies income decreased $122 million (35.7%), due primarily to unfavorable costs, net of higher pricing ($98 million, including higher commodity costs and increased promotional spending), the 2004 pre-tax charges for asset impairment and exit costs ($27 million), higher marketing, administration and research costs ($15 million) and higher fixed manufacturing costs ($12 million, including higher benefit costs), partially offset by higher volume/mix ($24 million) and favorable currency.

U.S. Convenient Meals.    Volume increased 0.2%, due primarily to higher shipments in meats, partially offset by declines in meals and pizza. Meats volume increased driven by higher consumption of cold cuts and hot dogs, which benefited from increased marketing spending. In meals, volume declined due to the discontinuation of certain product lines in the second half of 2003. Pizza volume declined, due primarily to increased competitive activity.

Net revenues increased $39 million (3.8%), due primarily to higher pricing and lower promotional spending ($23 million, reflecting commodity-driven pricing in meats and pizza) and higher volume/mix ($16 million).

Operating companies income decreased $12 million (6.0%), due primarily to higher marketing, administration and research costs ($12 million), unfavorable costs ($7 million, including higher commodity costs, partially offset by higher pricing and lower promotional spending) and higher benefit costs, partially offset by higher volume/mix ($8 million).

Kraft International Commercial

Operating Results

The following discussion compares Kraft International Commercial's operating results for the three months ended June 30, 2004 with the three months ended June 30, 2003.

	For the Three Months Ended June 30,
	2004	2003
	(in millions)
Volume (in pounds):
Europe, Middle East & Africa	734	740
Latin America & Asia Pacific	593	589

Volume (in pounds)	1,327	1,329

Net revenues:
Europe, Middle East & Africa	$1,821	$1,686
Latin America & Asia Pacific	687	662

Net revenues	$2,508	$2,348

Operating companies income:
Europe, Middle East & Africa	$143	$232
Latin America & Asia Pacific	82	107

Operating companies income	$225	$339

Volume decreased 0.2%, due primarily to the impact of the divestiture of a rice business and a branded fresh cheese business in Europe in 2003, price competition, trade inventory reductions and the transportation strike in Norway, partially offset by the impact of acquisitions and growth in developing markets.

Net revenues increased $160 million (6.8%), due primarily to favorable currency ($197 million) and the impact of acquisitions ($9 million), partially offset by the impact of divestitures ($33 million) and lower pricing and increased promotional spending ($20 million).

Operating companies income decreased $114 million (33.6%), due primarily to the 2004 pre-tax charges for asset impairment and exit costs ($90 million), unfavorable costs ($29 million, including increased promotional spending), lower volume/mix and the impact of divestitures, partially offset by favorable currency ($19 million).

The following discusses operating results within each of Kraft International Commercial's reportable segments.

Europe, Middle East & Africa.    Volume decreased 0.8%, due primarily to the divestiture of a rice business and a branded fresh cheese business in Europe in 2003, and a decline in some Western European markets, particularly France and the Nordic region, partially offset by the impact of acquisitions. Beverages volume declined, driven by coffee price competition and market softness in France. Cheese volume also declined, impacted by the divestiture of a branded fresh cheese business in Europe in 2003, partially offset by increased cream cheese shipments in Italy and Germany. In convenient meals, volume declined, impacted by the divestiture of a rice business in Europe in 2003. Snacks volume increased, as gains in biscuits, benefiting from acquisitions, were partially offset by a decline in confectionery, reflecting price competition and trade inventory reductions in Russia and a national transportation strike in Norway. In grocery, volume increased due primarily to an acquisition in Egypt.

Net revenues increased $135 million (8.0%), due primarily to favorable currency ($169 million), favorable volume/mix ($13 million) and the impact of acquisitions, partially offset by the impact of divestitures ($33 million) and lower pricing and increased promotional spending ($23 million).

Operating companies income decreased $89 million (38.4%), due primarily to the 2004 pre-tax charges for asset impairment and exit costs ($81 million), lower pricing and higher promotional spending ($23 million) and the impact of divestitures, partially offset by favorable currency ($20 million).

Latin America & Asia Pacific.    Volume increased 0.7%, due primarily to gains in both the Latin America and Asia Pacific regions. Cheese volume increased, due primarily to gains across several markets, including Australia and the Philippines. In beverages, volume declined, impacted by price competition in Mexico, partially offset by gains in Puerto Rico, Brazil and China. Snacks volume was in-line with the prior year, as increased confectionery shipments in Argentina and Brazil were offset by a decline in biscuits volume in Venezuela and Southeast Asia.

Net revenues increased $25 million (3.8%), due primarily to favorable currency ($28 million) and higher pricing, partially offset by unfavorable volume/mix and higher promotional spending.

Operating companies income decreased $25 million (23.4%), due primarily to unfavorable volume/mix ($10 million), the 2004 pre-tax charges for asset impairment and exit costs ($9 million) and unfavorable costs, net of higher pricing ($9 million, including increased promotional spending).

Financial Review

Net Cash Provided by Operating Activities

During the first six months of 2004, net cash provided by operating activities was $1.3 billion compared with $1.6 billion in the comparable 2003 period. The decrease in net cash provided by operating activities is due primarily to lower net earnings and an increase in voluntary pension plan contributions in 2004. The impact of net working capital is unchanged as higher commodity-driven inventory and accounts payable balances are offset by lower accounts receivable and taxes payable.

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

During the first six months of 2004, net cash used in investing activities was $465 million, compared with $561 million in the first six months of 2003. This decrease primarily reflects lower capital expenditures in 2004.

Capital expenditures for the first six months of 2004 were $353 million, compared with $497 million in the first six months of 2003. The Company expects full-year capital expenditures to be approximately $1.1 billion, including capital expenditures estimated at $50 million for the restructuring program announced in January 2004. These expenditures are expected to be funded from operations.

During the first six months of 2004, the Company acquired a U.S.-based beverage business. During the first six months of 2003, the Company purchased a biscuits business in Egypt.

Net Cash Used in / Provided by Financing Activities

During the first six months of 2004, net cash used in financing activities was $1.2 billion. During the comparable period of 2003, $268 million of net cash was provided by financing activities. The increase in net cash used in financing activities was due primarily to lower net issuances of short-term debt in 2004 and an increase in the Company's Class A share repurchases and dividend payments.

Debt and Liquidity

Debt.    The Company's total debt, including amounts due to Altria Group, Inc. and affiliates, was $13.3 billion at June 30, 2004 and $13.5 billion at December 31, 2003. The Company's debt-to-equity ratio was 0.46 at June 30, 2004 and 0.47 at December 31, 2003. The Company's debt-to-capitalization ratio was 0.31 at June 30, 2004 and 0.32 at December 31, 2003.

At June 30, 2004 and December 31, 2003, the Company had short-term amounts payable to Altria Group, Inc. of $307 million and $543 million, respectively. Interest on these borrowings is based on the applicable London Interbank Offered Rate.

During March 2004, the Company filed a Form S-3 shelf registration statement with the SEC, which became effective in May 2004, under which the Company may sell debt securities and/or warrants to purchase debt securities in one or more offerings up to a total amount of $4.0 billion. The prospectus contained in the registration statement is a combined prospectus which also covers an additional $250 million of unissued principal amount under the previous Form S-3 shelf registration statement filed with the SEC in April 2002.

Credit Lines.    The Company maintains revolving credit facilities that have historically been used to support the issuance of commercial paper. At June 30, 2004, credit lines for the Company and the related activity were as follows (in billions):

	June 30, 2004
Type	Credit Lines	Amount Drawn	Commercial Paper Outstanding
364-day (expired July 2004)	$2.5	$—	$0.3
Multi-year (expires July 2006)	2.0		2.0

	$4.5	$—	$2.3

The Company's revolving credit facilities, which are for its sole use, require the maintenance of a minimum net worth of $18.2 billion. The Company met this covenant at June 30, 2004 and expects to continue to meet this covenant. The foregoing revolving credit facilities do not include any other financial tests, any credit rating triggers or any provisions that could require the posting of collateral. The multi-year revolving credit facility enables the Company to reclassify short-term debt on a long-term basis. At June 30, 2004, $2.0 billion of commercial paper borrowings that the Company intends to refinance were reclassified as long-term debt. The Company expects to continue to refinance long-term and short-term debt from time to time. The nature and amount of the Company's long-term and short-term debt and the proportionate amount of each can be expected to vary as a result of future business requirements, market conditions and other factors.

In addition to the above, certain international subsidiaries of Kraft maintain uncommitted credit lines to meet the short-term working capital needs of the international businesses. These credit lines, which amounted to approximately $0.7 billion as of June 30, 2004, are for the sole use of the Company's international businesses. At June 30, 2004, borrowings on these lines amounted to approximately $0.2 billion.

In July 2004, Kraft negotiated a new $2.5 billion, 364-day revolving credit facility to replace the one that expired on July 13, 2004. The new 364-day revolving credit facility expires in July 2005, although it contains a provision allowing Kraft to extend the maturity of outstanding borrowings for up to one additional year.

Guarantees.    As discussed in Note 6. Contingencies, the Company had third-party guarantees, which are primarily derived from acquisition and divestiture activities, of approximately $28 million at June 30, 2004. Substantially all of these guarantees expire through 2013, with $5 million expiring through June 30, 2005. The Company is required to perform under these guarantees in the event that a third party fails to make contractual payments or achieve performance measures. The Company has a liability of $21 million on its condensed consolidated balance sheet at June 30, 2004, relating to these guarantees.

In addition, at June 30, 2004, the Company was contingently liable for $136 million of guarantees related to its own performance. These include surety bonds related to dairy commodity purchases and guarantees related to the payment of custom duties and taxes, and letters of credit.

Guarantees do not have, and are not expected to have, a significant impact on the Company's liquidity.

The Company believes that its cash from operations and existing credit facilities will provide sufficient liquidity to meet its working capital needs, planned capital expenditures, future contractual obligations and payment of its anticipated quarterly dividends.

Equity and Dividends

Kraft repurchased 10.1 million shares of its Class A common stock during the first six months of 2004 at a cost of $325 million. At June 30, 2004, cumulative repurchases under its previously announced $700 million authority totaled 11.7 million shares of Class A common stock at an aggregate cost of $375 million. The Company expects to utilize the $700 million authority by the end of 2004.

As discussed in Note 1. Accounting Policies, during the first quarter of 2004, the Company granted approximately 4.1 million restricted Class A shares to eligible U.S. based employees and also issued to eligible non-U.S. employees rights to receive approximately 1.9 million Class A equivalent shares. Restrictions on most of the stock and rights lapse in the first quarter of 2007. The market value per restricted share or right was $32.23 on the date of grant.

Dividends paid in the first six months of 2004 and 2003 were $620 million and $520 million, respectively, an increase of 19.2%, reflecting a 20.0% higher dividend rate in 2004, partially offset by a lower number of shares outstanding as a result of Class A share repurchases. The present annualized dividend rate is $0.72 per common share. The declaration of dividends is subject to the discretion of Kraft's Board of Directors and will depend on various factors, including the Company's net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by Kraft's Board of Directors.

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

Substantially all of the Company's derivative financial instruments are effective as hedges. During the six months and three months ended June 30, 2004 and 2003, ineffectiveness related to cash flow hedges was not material. At June 30, 2004, the Company was hedging forecasted transactions for periods not exceeding fourteen months and expects substantially all amounts reported in accumulated other comprehensive earnings (losses) to be reclassified to the consolidated statement of earnings within the next twelve months.

Foreign exchange rates.    The Company uses forward foreign exchange contracts and foreign currency options to mitigate its exposure to changes in foreign currency exchange rates from third-party and intercompany forecasted transactions. The primary currencies to which the Company is exposed, based on the size and location of its businesses, include the euro, Swiss franc, British pound and Canadian dollar. At June 30, 2004 and December 31, 2003, the Company had foreign exchange option and forward contracts with aggregate notional amounts of $2.6 billion and $2.5 billion, respectively. The effective portion of unrealized gains and losses associated with forward contracts is deferred as a component of accumulated other comprehensive earnings (losses) until the underlying hedged transactions are reported on the Company's consolidated statement of earnings.

Commodities.    The Company is exposed to price risk related to forecasted purchases of certain commodities used as raw materials by the Company's businesses. Accordingly, the Company uses commodity forward contracts as cash flow hedges, primarily for coffee, cocoa, milk and cheese. Commodity futures and options are also used to hedge the price of certain commodities, including milk, coffee, cocoa, wheat, corn, sugar and soybean oil. In general, commodity forward contracts qualify for the normal purchase exception under Statement of Financial Accounting Standards ("SFAS") No. 133 and are, therefore, not subject to the provisions of SFAS No. 133. At June 30, 2004 and December 31, 2003, the Company had net long commodity positions of $456 million and $255 million, respectively. Unrealized gains or losses on net commodity positions were immaterial at June 30, 2004 and December 31, 2003. The effective portion of unrealized gains and losses on commodity futures and option contracts is deferred as a component of accumulated other comprehensive earnings (losses) and is recognized as a component of cost of sales in the Company's consolidated statement of earnings when the related inventory is sold.

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

Item 4. Controls and Procedures.

        The Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Securities Exchange Act of 1934, as amended. There has been no change in the Company's internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On January 2, 2004, the Canada Border Services Agency ("CBSA"), an agency of the Canadian government, announced the initiation of an investigation into an allegation of injurious dumping by Kraft Foods North America, Inc. ("KFNA") of frozen self-rising crust pizza from the United States following a complaint filed by McCain Foods Limited, which claims that the alleged dumping is materially injuring Canadian production by causing price erosion, price suppression, lost sales and reduced profits. Kraft Canada is the major importer of frozen self-rising crust pizza from the United States, which it sells under the brand name Delissio. On the basis of McCain's allegation, the Canadian International Trade Tribunal ("CITT") issued a preliminary finding that there was a reasonable indication of injury in the Canadian market. On May 17, 2004, the CBSA made a preliminary determination that dumping had occurred. The CITT has commenced a formal inquiry into whether the imports are in fact materially injuring Canadian production and will make a final determination as to material injury, if any, by the end of August 2004. The Company is vigorously contesting McCain's allegations of dumping and material injury. If material injury is found by the CITT, dumping duties will be assessed against imports of frozen self-rising crust pizza from the United States for an initial period of five years. The dumping duties will be based upon a comparison of normal values determined by the CBSA for KFNA against KFNA's export prices. Frozen pizzas are currently imported into Canada from the United States on a duty-free basis under the terms of the North American Free Trade Agreement.

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

In October 2002, Mr. Mustapha Gaouar and five other family members (collectively "the Gaouars") filed suit in the Commercial Court of Casablanca against the Company and Mr. Omar Berrada claiming damages of approximately $31 million arising from a non-compete undertaking signed by Mr. Gaouar allegedly under duress. The non-compete clause was contained in an agreement concluded in 1986 between Mr. Gaouar and Mr. Berrada acting for himself and for his group of companies, including Les Cafes Ennasr (renamed Kraft Foods Maroc), which was acquired by the Company from Mr. Berrada in 2001. In June 2003, the court issued a preliminary judgment against Kraft Foods Maroc and Mr. Berrada holding that Mr. Gaouar is entitled to damages for being deprived of the possibility of engaging in coffee roasting from 1986 due to such non-compete undertaking. At that time, the court appointed two experts to assess the amount of damages to be awarded. In December 2003, these experts delivered a report concluding that they could see no evidence of loss suffered by the Gaouars. The Gaouars asked the court that this report be set aside and new court experts be appointed. On April 15, 2004, the court delivered a judgment upholding the defenses of Kraft Foods Maroc and rejecting the claims of the Gaouars. The Gaouars have appealed this judgment. A hearing has been fixed for September 20, 2004 for the delivery of submissions in response. The existence of the claims of Mr. Gaouar was not disclosed by Mr. Berrada at the time of the Company's acquisition of Kraft Foods Maroc in 2001. As a result, in the event that the Company is ultimately found liable on appeal for damages to plaintiff in this case, the Company believes that it may have claims against Mr. Berrada for recovery of all or a portion of the amount.
Environmental Matters

In May 2001, the State of Ohio notified the Company that it may be subject to an enforcement action for alleged past violations of the Company's wastewater discharge permit at its production facility in Farmdale, Ohio. The State has offered to attempt to negotiate a settlement of this matter, and the parties currently are involved in settlement negotiations.
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
The Company's share repurchase program activity for each of the three months ended June 30, 2004 was as follows:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1—April 30, 2004	855,000	$32.84	7,362,160	$459,425,048
May 1—May 31, 2004	2,160,000	$31.04	9,522,160	$392,370,983
June 1—June 30, 2004	2,191,550	$30.74	11,713,710	$325,001,314
For the Quarter Ended
June 30, 2004	5,206,550	$31.21

(1)
In December 2003, Kraft's Board of Directors approved a new share repurchase program of up to $700 million of its Class A common stock. All share repurchases have been made pursuant to this program.

(2)
Aggregate number of shares repurchased under the share repurchase program as of the end of the period presented.

Item 6.	Exhibits and Reports on Form 8-K.
(a) Exhibits
	10.15	364-Day Revolving Credit Agreement dated as of July 13, 2004.
	12	Statement regarding computation of ratios of earnings to fixed charges.
	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
    (b)
    Reports on Form 8-K. The Registrant furnished to the SEC (i) a Current Report on Form 8-K on April 19, 2004, covering Item 7 (Financial Statements and Exhibits) and Item 12 (Results of Operations and Financial Condition), which contained the earnings release dated April 19, 2004; and (ii) a Current Report on Form 8-K on July 19, 2004, covering Item 7 (Financial Statements and Exhibits) and Item 12 (Results of Operations and Financial Condition), which contained the earnings release dated July 19, 2004.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KRAFT FOODS INC.
/s/ JAMES P. DOLLIVE James P. Dollive, Executive Vice President and Chief Financial Officer
August 6, 2004

QuickLinks

TABLE OF CONTENTS