Form 10-Q
period 2004-09-30
KRAFT FOODS INC
filed 2004-11-05
CIK 1103982

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
OR
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

        At October 29, 2004, there were 529,954,692 shares of the registrant's Class A Common Stock outstanding, and 1,180,000,000 shares of the registrant's Class B Common Stock outstanding.

KRAFT FOODS INC.

TABLE OF CONTENTS

		Page No.
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets at September 30, 2004 and December 31, 2003	3-4
	Condensed Consolidated Statements of Earnings for the Nine Months Ended September 30, 2004 and 2003	5
	Three Months Ended September 30, 2004 and 2003	6
	Condensed Consolidated Statements of Shareholders' Equity for the Year Ended December 31, 2003 and the Nine Months Ended September 30, 2004	7
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003	8-9
	Notes to Condensed Consolidated Financial Statements	10-22
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23-45
Item 4.	Controls and Procedures	46
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	47-48
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 6.	Exhibits	49
Signature		50

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

Kraft Foods Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$202	$514
Receivables (less allowances of $112 and $114)	3,248	3,369
Inventories:
Raw materials	1,506	1,375
Finished product	2,291	1,968

	3,797	3,343
Deferred income taxes	660	681
Other current assets	224	217

Total current assets	8,131	8,124
Property, plant and equipment, at cost	15,966	15,805
Less accumulated depreciation	6,131	5,650

	9,835	10,155
Goodwill	25,766	25,402
Other intangible assets, net	11,116	11,477
Prepaid pension assets	3,595	3,243
Other assets	847	884

TOTAL ASSETS	$59,290	$59,285

See notes to condensed consolidated financial statements.

Continued

Kraft Foods Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars)
(Unaudited)

	September 30, 2004	December 31, 2003
LIABILITIES
Short-term borrowings	$159	$553
Current portion of long-term debt	1,500	775
Due to Altria Group, Inc. and affiliates	221	543
Accounts payable	1,901	2,005
Accrued liabilities:
Marketing	1,398	1,500
Employment costs	628	699
Other	1,481	1,335
Income taxes	565	451

Total current liabilities	7,853	7,861
Long-term debt	10,972	11,591
Deferred income taxes	5,808	5,856
Accrued postretirement health care costs	1,915	1,894
Other liabilities	3,522	3,553

Total liabilities	30,070	30,755
Contingencies (Note 6)
SHAREHOLDERS' EQUITY
Class A common stock, no par value (555,000,000 shares issued)
Class B common stock, no par value (1,180,000,000 shares issued and outstanding)
Additional paid-in capital	23,764	23,704
Earnings reinvested in the business	7,993	7,020
Accumulated other comprehensive losses (primarily currency translation adjustments)	(1,780)	(1,792)

	29,977	28,932
Less cost of repurchased stock (24,109,410 and 13,062,876 Class A shares)	(757)	(402)

Total shareholders' equity	29,220	28,530

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$59,290	$59,285

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Nine Months Ended September 30,
	2004	2003
Net revenues	$23,729	$22,680
Cost of sales	14,848	13,603

Gross profit	8,881	9,077
Marketing, administration and research costs	4,899	4,561
Asset impairment and exit costs	482	6
Losses (gains) on sales of businesses	8	(23)
Amortization of intangibles	8	7

Operating income	3,484	4,526
Interest and other debt expense, net	487	502

Earnings before income taxes and minority interest	2,997	4,024
Provision for income taxes	956	1,413

Earnings before minority interest	2,041	2,611
Minority interest in earnings, net	4	4

Net earnings	$2,037	$2,607

Per share data:
Basic earnings per share	$1.19	$1.51

Diluted earnings per share	$1.19	$1.51

Dividends declared	$0.565	$0.48

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended September 30,
	2004	2003
Net revenues	$7,831	$7,480
Cost of sales	4,927	4,559

Gross profit	2,904	2,921
Marketing, administration and research costs	1,596	1,526
Asset impairment and exit costs	45	6
Losses (gains) on sales of businesses	8	(23)
Amortization of intangibles	2	2

Operating income	1,253	1,410
Interest and other debt expense, net	163	159

Earnings before income taxes and minority interest	1,090	1,251
Provision for income taxes	310	439

Earnings before minority interest	780	812
Minority interest in earnings, net	1	2

Net earnings	$779	$810

Per share data:
Basic earnings per share	$0.46	$0.47

Diluted earnings per share	$0.46	$0.47

Dividends declared	$0.205	$0.18

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity
For the Year Ended December 31, 2003 and
the Nine Months Ended September 30, 2004
(in millions of dollars, except per share data)
(Unaudited)

				Accumulated Other Comprehensive Earnings/(Losses)
	Class A and B Common Stock							Total Share- holders' Equity
		Additional Paid-in Capital	Earnings Reinvested in the Business	Currency Translation Adjustments	Other	Total	Cost of Repurchased Stock
Balances, January 1, 2003	$—	$23,655	$4,814	$(2,249)	$(218)	$(2,467)	$(170)	$25,832
Comprehensive earnings:
Net earnings			3,476					3,476
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				755		755		755
Additional minimum pension liability					(68)	(68)		(68)
Change in fair value of derivatives accounted for as hedges					(12)	(12)		(12)

Total other comprehensive earnings								675

Total comprehensive earnings								4,151

Exercise of stock options and issuance of other stock awards		49	(129)				148	68
Cash dividends declared ($0.66 per share)			(1,141)					(1,141)
Class A common stock repurchased							(380)	(380)

Balances, December 31, 2003	—	23,704	7,020	(1,494)	(298)	(1,792)	(402)	28,530
Comprehensive earnings:
Net earnings			2,037					2,037
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				26		26		26
Additional minimum pension liability					(8)	(8)		(8)
Change in fair value of derivatives accounted for as hedges					(6)	(6)		(6)

Total other comprehensive earnings								12

Total comprehensive earnings								2,049

Exercise of stock options and issuance of other stock awards		60	(94)				132	98
Cash dividends declared ($0.565 per share)			(970)					(970)
Class A common stock repurchased							(487)	(487)

Balances, September 30, 2004	$—	$23,764	$7,993	$(1,468)	$(312)	$(1,780)	$(757)	$29,220

        Total comprehensive earnings were $826 million and $552 million, respectively, for the quarters ended September 30, 2004 and 2003 and $2,849 million for the first nine months of 2003.

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2004	2003
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net earnings	$2,037	$2,607
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	633	590
Deferred income tax provision	85	102
Losses (gains) on sales of businesses	8	(23)
Integration costs, net of cash paid	(1)	(9)
Asset impairment and exit costs, net of cash paid	413	6
Cash effects of changes, net of the effects from acquired and divested companies:
Receivables, net	159	106
Inventories	(456)	(105)
Accounts payable	(79)	(303)
Income taxes	30	134
Amounts due to Altria Group, Inc. and affiliates	46	26
Other working capital items	(164)	(247)
Change in pension assets and postretirement liabilities, net	(367)	(107)
Other	144	43

Net cash provided by operating activities	2,488	2,820

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
Capital expenditures	(574)	(758)
Purchases of businesses, net of acquired cash	(136)	(97)
Proceeds from sales of businesses	11	25
Other	22	31

Net cash used in investing activities	(677)	(799)

See notes to condensed consolidated financial statements.
Continued

Kraft Foods Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2004	2003
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
Net (repayment) issuance of short-term borrowings	$(289)	$1,520
Long-term debt proceeds	57	1,560
Long-term debt repaid	(66)	(474)
Repayment of notes payable to Altria Group, Inc. and affiliates		(2,757)
Decrease in amounts due to Altria Group, Inc. and affiliates	(414)	(631)
Repurchase of Class A common stock	(481)	(126)
Dividends paid	(929)	(778)
Other	(15)	(54)

Net cash used in financing activities	(2,137)	(1,740)

Effect of exchange rate changes on cash and cash equivalents	14	—

Cash and cash equivalents:
(Decrease) Increase	(312)	281
Balance at beginning of period	514	215

Balance at end of period	$202	$496

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

Stock-Based Compensation Expense

The Company accounts for employee stock compensation plans in accordance with the intrinsic value-based method permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which has not resulted in compensation cost for stock options. The market value at date of grant of restricted stock and rights to receive shares of stock is recorded as compensation expense over the period of restriction.

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

The fair value of the shares of restricted stock and rights to receive shares of stock at the date of grant is amortized to expense ratably over the restriction period. The Company recorded pre-tax compensation expense related to restricted stock and rights of $79 million and $27 million, respectively, for the nine months and three months ended September 30, 2004, and $43 million and $16 million, respectively, for the nine months and three

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

months ended September 30, 2003. The unamortized portion, which is reported on the condensed consolidated balance sheets as a reduction of earnings reinvested in the business, was $223 million at September 30, 2004.

In addition to restricted stock, at September 30, 2004, the Company had stock-based employee compensation plans that permit the issuance of stock options to employees. The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for stock options within those plans. No compensation expense for employee stock options is reflected in net earnings, as all stock options granted under those plans had an exercise price equal to the market value of the common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share ("EPS") if the Company had applied the fair value recognition provisions of SFAS No. 123 to measure stock-based compensation expense for outstanding stock option awards for the nine months and three months ended September 30, 2004 and 2003:

	For the Nine Months Ended September 30,
	2004	2003
	(in millions, except per share data)
Net earnings, as reported	$2,037	$2,607
Deduct:
Total stock-based employee compensation expense determined under fair value method for all stock option awards, net of related tax effects	5	10

Pro forma net earnings	$2,032	$2,597

Earnings per share:
Basic — as reported	$1.19	$1.51

Basic — pro forma	$1.19	$1.50

Diluted — as reported	$1.19	$1.51

Diluted — pro forma	$1.18	$1.50

	For the Three Months Ended September 30,
	2004	2003
	(in millions, except per share data)
Net earnings, as reported	$779	$810
Deduct:
Total stock-based employee compensation expense determined under fair value method for all stock option awards, net of related tax effects	1	1

Pro forma net earnings	$778	$809

Earnings per share:
Basic — as reported	$0.46	$0.47

Basic — pro forma	$0.46	$0.47

Diluted — as reported	$0.46	$0.47

Diluted — pro forma	$0.45	$0.47

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 2.    Asset Impairment, Exit and Implementation Costs:

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

During the nine months and three months ended September 30, 2004, pre-tax charges under the restructuring program of $453 million and $45 million, respectively, were recorded as asset impairment and exit costs on the condensed consolidated statements of earnings. These charges resulted from the 2004 announcement of the closing of twelve plants, the termination of co-manufacturing agreements and the commencement of a number of workforce reduction programs. The majority of the restructuring charges for two of these plants, which are located within Europe, will be recorded upon local regulatory approval of the plant closures, which is expected in the fourth quarter of 2004. Approximately $167 million of the pre-tax charges incurred during the first nine months of 2004 will require cash payments.

Pre-tax restructuring liability activity for the nine months ended September 30, 2004 was as follows:

	For the Nine Months Ended September 30, 2004
	Severance	Asset Write-downs	Other	Total
	(in millions)
Liability balance, January 1, 2004	$—	$—	$—	$—
Charges	155	281	17	453
Cash spent	(58)		(11)	(69)
Charges against assets	(5)	(281)		(286)

Liability balance, September 30, 2004	$92	$—	$6	$98

Severance costs in the above schedule, which relate to the workforce reduction programs, include the cost of related benefits. Specific programs announced during the first nine months of 2004, as part of the overall restructuring program, will result in the elimination of approximately 2,900 positions. Asset write-downs relate to the impairment of assets caused by the plant closings. Other costs incurred relate primarily to contract termination costs associated with the plant closings and the termination of co-manufacturing agreements.

Implementation Costs:

        During the nine months ended September 30, 2004, the Company recorded $26 million of pre-tax implementation costs associated with the restructuring program of which $9 million was recorded as a reduction of net revenues, $13 million was recorded in cost of sales and $4 million was recorded in marketing, administration and research costs on the condensed consolidated statement of earnings. During the three months ended September 30, 2004, the Company recorded $16 million of pre-tax implementation costs associated with the restructuring program of which $9 million was recorded as a reduction of net revenues, $3 million was recorded in cost of sales and $4 million was recorded in marketing, administration and research costs on the condensed consolidated statement of earnings. These costs include the discontinuance of certain product lines and incremental costs related to the integration of functions and closure of facilities.

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Intangible Asset Impairment Charge:

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

Total:

These pre-tax asset impairment, exit and implementation costs, which totaled $508 million and $61 million, respectively, for the nine months and three months ended September 30, 2004, were included in the operating companies income of the following segments:

	For the Nine Months Ended September 30, 2004
	Restructuring Program	Intangible Asset Impairment	Total Asset Impairment and Exit Costs	Implementation Costs	Total
	(in millions)
U.S. Beverages & Grocery	$19	$—	$19	$—	$19
U.S. Snacks	173	17	190	20	210
U.S. Cheese, Canada & North America Foodservice	90		90	2	92
U.S. Convenient Meals	8		8		8
Europe, Middle East & Africa	149		149	4	153
Latin America & Asia Pacific	14	12	26		26

Total	$453	$29	$482	$26	$508

	For the Three Months Ended September 30, 2004
	Restructuring Program	Intangible Asset Impairment	Total Asset Impairment and Exit Costs	Implementation Costs	Total
	(in millions)
U.S. Beverages & Grocery	$—	$—	$—	$—	$—
U.S. Snacks	5		5	12	17
U.S. Cheese, Canada & North America Foodservice	1		1	1	2
U.S. Convenient Meals
Europe, Middle East & Africa	36		36	3	39
Latin America & Asia Pacific	3		3		3

Total	$45	$—	$45	$16	$61

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Other:

During the third quarter of 2003, the Company recorded a pre-tax charge of $6 million for asset impairment and exit costs related to the closure of a Nordic snacks plant. This charge was included in the operating companies income of the Europe, Middle East & Africa segment.

Note 3.    Related Party Transactions:

At September 30, 2004, Altria Group, Inc. owned 85.1% of the Company's outstanding shares of capital stock. Altria Group, Inc.'s subsidiary, Altria Corporate Services, Inc., provides the Company with various services, including planning, legal, treasury, accounting, auditing, insurance, human resources, office of the secretary, corporate affairs, information technology and tax services. Billings for these services, which were based on the cost to Altria Corporate Services, Inc. to provide such services and a management fee, were $230 million and $243 million for the nine months ended September 30, 2004 and 2003, respectively, and $73 million and $78 million for the three months ended September 30, 2004 and 2003, respectively.

At September 30, 2004, the Company had short-term amounts payable to Altria Group, Inc. of $221 million. Interest on these borrowings is based on the applicable London Interbank Offered Rate.

Note 4. Acquisitions and Divestitures:

During the first quarter of 2004, the Company acquired a U.S.-based beverage business. During the third quarter of 2003, the Company acquired trademarks associated with a small U.S.-based natural foods business and in the second quarter of 2003, the Company acquired a biscuits business in Egypt. During the first nine months of 2004 and 2003, total purchases of businesses, net of acquired cash, were $136 million and $97 million, respectively.

During the third quarter of 2004, the Company sold a snack nuts business in Brazil. During the third quarter of 2003, the Company sold a European rice business. The aggregate proceeds received from sales of businesses during the first nine months of 2004 and 2003 were $11 million and $25 million, respectively. The Company recorded pre-tax losses from sales of businesses of $8 million during the first nine months of 2004, and recorded pre-tax gains from sales of businesses of $23 million during the first nine months of 2003.

The operating results of businesses acquired and divested were not material to the Company's consolidated financial position, results of operations or cash flows in any of the periods presented.

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5.    Earnings Per Share:

Basic and diluted EPS were calculated using the following:

	For the Nine Months Ended September 30,
	2004	2003
	(in million)
Net earnings	$2,037	$2,607

Weighted average shares for basic EPS	1,712	1,728
Plus: Incremental shares from assumed conversions of restricted stock and stock rights	4	1

Weighted average shares for diluted EPS	1,716	1,729

	For the Three Months Ended September 30,
	2004	2003
	(in millions)
Net earnings	$779	$810

Weighted average shares for basic EPS	1,707	1,728
Plus: Incremental shares from assumed conversions of restricted stock and stock rights	3

Weighted average shares for diluted EPS	1,710	1,728

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

Third-Party Guarantees:    At September 30, 2004, the Company's third-party guarantees, which are primarily derived from acquisition and divestiture activities, approximated $27 million. Substantially all of these guarantees expire through 2013, with $4 million expiring through September 30, 2005. The Company is required to perform under these guarantees in the event that a third party fails to make contractual payments or achieve performance measures. The Company has a liability of $21 million on its condensed consolidated balance sheet at September 30, 2004, relating to these guarantees.

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 7.    Goodwill and Other Intangible Assets, Net:

Goodwill by reportable segment was as follows:

	September 30, 2004	December 31, 2003
	(in millions)
U.S. Beverages & Grocery	$4,294	$4,239
U.S. Snacks	9,183	8,963
U.S. Cheese, Canada & North America Foodservice	5,448	5,471
U.S. Convenient Meals	1,880	1,880
Europe, Middle East & Africa	4,655	4,562
Latin America & Asia Pacific	306	287

Total goodwill	$25,766	$25,402

Intangible assets were as follows:

	September 30, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)		(in millions)
Non-amortizable intangible assets	$11,069		$11,432
Amortizable intangible assets	94	$47	84	$39

Total intangible assets	$11,163	$47	$11,516	$39

Non-amortizable intangible assets are substantially comprised of brand names purchased through the Nabisco acquisition. Amortizable intangible assets consist primarily of certain trademark licenses and non-compete agreements. Pre-tax amortization expense for intangible assets was $8 million and $7 million for the nine months ended September 30, 2004 and 2003, respectively, and $2 million for the three months ended September 30, 2004 and 2003. Amortization expense for each of the next five years is currently estimated to be approximately $12 million.

The movement in goodwill and gross carrying amount of intangible assets from December 31, 2003, is as follows:

	Goodwill	Intangible Assets
	(in millions)
Balance at December 31, 2003	$25,402	$11,516
Changes due to:
Acquisitions	54	71
Currency	79	(13)
Intangible asset impairment		(29)
Other	231	(382)

Balance at September 30, 2004	$25,766	$11,163

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

Segment data were as follows:

	For the Nine Months Ended September 30,
	2004	2003
	(in million)
Net revenues:
U.S. Beverages & Grocery	$4,454	$4,413
U.S. Snacks	3,528	3,555
U.S. Cheese, Canada & North America Foodservice	5,396	4,901
U.S. Convenient Meals	3,189	3,093
Europe, Middle East & Africa	5,287	4,884
Latin America & Asia Pacific	1,875	1,834

Total net revenues	$23,729	$22,680

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	For the Nine Months Ended September 30,
	2004	2003
	(in millions)
Earnings before income taxes and minority interest:
Operating companies income:
U.S. Beverages & Grocery	$1,293	$1,451
U.S. Snacks	386	697
U.S. Cheese, Canada & North America Foodservice	711	943
U.S. Convenient Meals	593	646
Europe, Middle East & Africa	471	666
Latin America & Asia Pacific	172	269
Amortization of intangibles	(8)	(7)
General corporate expenses	(134)	(139)

Total operating income	3,484	4,526
Interest and other debt expense, net	(487)	(502)

Earnings before income taxes and minority interest	$2,997	$4,024

	For the Three Months Ended September 30,
	2004	2003
	(in millions)
Net revenues:
U.S. Beverages & Grocery	$1,352	$1,313
U.S. Snacks	1,222	1,211
U.S. Cheese, Canada & North America Foodservice	1,809	1,641
U.S. Convenient Meals	1,088	1,038
Europe, Middle East & Africa	1,745	1,644
Latin America & Asia Pacific	615	633

Total net revenues	$7,831	$7,480

Earnings before income taxes and minority interest:
Operating companies income:
U.S. Beverages & Grocery	$363	$385
U.S. Snacks	218	230
U.S. Cheese, Canada & North America Foodservice	284	287
U.S. Convenient Meals	209	222
Europe, Middle East & Africa	170	238
Latin America & Asia Pacific	57	97
Amortization of intangibles	(2)	(2)
General corporate expenses	(46)	(47)

Total operating income	1,253	1,410
Interest and other debt expense, net	(163)	(159)

Earnings before income taxes and minority interest	$1,090	$1,251

As discussed in Note 2. Asset Impairment, Exit and Implementation Costs, the Company recorded asset impairment, exit and implementation costs during the nine months and three months ended September 30, 2004 of $508 million and $61 million, respectively. The Company also recorded asset impairment and exit costs of $6 million during the nine months and three months ended September 30, 2003. See Note 2 for the breakdown of these pre-tax charges by segment.

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the third quarter of 2004, the Company sold a snack nuts business in Brazil and recorded a pre-tax loss of $8 million. This loss is included in the operating companies income of the Latin America & Asia Pacific segment. During the third quarter of 2003, the Company sold a European rice business and recorded a pre-tax gain of $23 million. This gain is included in the operating companies income of the Europe, Middle East & Africa segment.

Net revenues by consumer sector, which include the separation of Canada and North America Foodservice into sector components, were as follows (in millions):

	For the Nine Months Ended September 30, 2004			For the Nine Months Ended September 30, 2003
	Kraft North America Commercial	Kraft International Commercial	Total	Kraft North America Commercial	Kraft International Commercial	Total
Consumer Sector:
Snacks	$4,005	$2,660	$6,665	$4,018	$2,416	$6,434
Beverages	2,276	2,502	4,778	2,181	2,395	4,576
Cheese	3,395	1,066	4,461	3,030	1,022	4,052
Grocery	3,314	638	3,952	3,274	600	3,874
Convenient Meals	3,577	296	3,873	3,459	285	3,744

Total net revenues	$16,567	$7,162	$23,729	$15,962	$6,718	$22,680

	For the Three Months Ended September 30, 2004			For the Three Months Ended September 30, 2003
	Kraft North America Commercial	Kraft International Commercial	Total	Kraft North America Commercial	Kraft International Commercial	Total
Consumer Sector:
Snacks	$1,383	$853	$2,236	$1,373	$805	$2,178
Beverages	707	819	1,526	655	784	1,439
Cheese	1,144	360	1,504	1,004	359	1,363
Grocery	1,014	219	1,233	1,004	220	1,224
Convenient Meals	1,223	109	1,332	1,167	109	1,276

Total net revenues	$5,471	$2,360	$7,831	$5,203	$2,277	$7,480

Note 9.    Financial Instruments:

During the nine months and three months ended September 30, 2004, ineffectiveness related to cash flow hedges was not material. During the nine months and three months ended September 30, 2003, ineffectiveness related to cash flow hedges was a gain of $13 million, which was recorded in cost of sales on the condensed consolidated statements of earnings. At September 30, 2004, the Company was hedging forecasted transactions for periods not exceeding the next eighteen months and expects substantially all amounts reported in accumulated other comprehensive earnings (losses) to be reclassified to the consolidated statement of earnings within the next twelve months.

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Hedging activities affected accumulated other comprehensive earnings (losses), net of income taxes, as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2004	2003	2004	2003
	(in millions)
Gain (loss) at beginning of period	$1	$13	$12	$(22)
Derivative (gains) losses transferred to earnings	(3)	(12)	8	1
Change in fair value	(3)	(6)	(25)	16

Loss as of September 30	$(5)	$(5)	$(5)	$(5)

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

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost (income) consisted of the following for the nine months and three months ended September 30, 2004 and 2003:

	U.S. Plans		Non-U.S. Plans
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
	(in millions)
Service cost	$105	$101	$51	$46
Interest cost	261	253	116	108
Expected return on plan assets	(431)	(443)	(123)	(116)
Amortization:
Unrecognized net loss from experience differences	67	11	25	14
Unrecognized prior service cost	2	2	5	7
Other expense			5

Net periodic pension cost (income)	$4	$(76)	$79	$59

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2004	2003	2004	2003
	(in millions)
Service cost	$35	$34	$17	$12
Interest cost	87	86	38	30
Expected return on plan assets	(144)	(147)	(41)	(31)
Amortization:
Unrecognized net loss from experience differences	22	4	9	4
Unrecognized prior service cost	1	1	1	2

Net periodic pension cost (income)	$1	$(22)	$24	$17

Other expense above is due to additional pension benefits related to workforce reduction programs under the Company's restructuring program.

Employer Contributions

The Company presently plans to make contributions, to the extent that they are tax deductible, in order to maintain plan assets in excess of the accumulated benefit obligation of its U.S. funded plans. During the nine months ended September 30, 2004, $288 million of employer contributions were made to U.S. plans. Currently, the Company anticipates making additional contributions of approximately $2 million during the remainder of 2004, based on current tax law. However, this estimate is subject to change due primarily to asset performance significantly different than the assumed long-term rate of return on pension assets and significant changes in interest rates. In addition, during the nine months ended September 30, 2004, the Company made pension plan contributions to non-U.S. plans of $175 million.

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Postretirement Benefit Plans

Net postretirement health care costs consisted of the following for the nine months and three months ended September 30, 2004 and 2003:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2004	2003	2004	2003
	(in millions)
Service cost	$32	$31	$8	$10
Interest cost	132	130	38	38
Amortization:
Unrecognized net loss from experience differences	37	30	7	8
Unrecognized prior service cost	(18)	(19)	(6)	(7)

Net postretirement health care costs	$183	$172	$47	$49

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

The Company adopted FSP 106-2 in the third quarter of 2004. The impact in the third quarter of 2004 was a reduction of pre-tax net postretirement health care costs and an increase in net earnings of $12 million, which is included above as a reduction of $1 million in service cost, $5 million in interest cost and $6 million amortization of unrecognized net loss from experience differences. In addition, as of July 1, 2004, the Company reduced its accumulated postretirement benefit obligation for the subsidy related to benefits attributed to past service by $315 million and decreased its unrecognized actuarial losses by the same amount. The impact for the fourth quarter of 2004 will be to reduce pre-tax net postretirement health care costs and to increase net earnings by approximately $12 million.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of the Company

Kraft Foods Inc. ("Kraft"), together with its subsidiaries (collectively referred to as the "Company"), is the largest branded food and beverage company headquartered in the United States and the second largest in the world. At September 30, 2004, Altria Group, Inc. held 97.9% of the combined voting power of Kraft's outstanding capital stock and owned 85.1% of the outstanding shares of Kraft's capital stock.

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

During January 2004, the Company announced a new global organization structure, which resulted in new segments. Kraft North America Commercial's new segments are U.S. Beverages & Grocery; U.S. Snacks; U.S. Cheese, Canada & North America Foodservice; and U.S. Convenient Meals. Kraft International Commercial's segments are Europe, Middle East & Africa; and Latin America & Asia Pacific. The Company's 2004 and 2003 results by segment are discussed herein under the new reporting structure, and historical amounts have been restated.

Executive Summary

The following executive summary is intended to provide highlights of the Discussion and Analysis that follows.

        Consolidated Operating Results for the Nine Months Ended September 30, 2004—The changes in the Company's net earnings and diluted earnings per share ("EPS") for the nine months ended September 30, 2004 from the nine months ended September 30, 2003 were due primarily to the following (in millions, except per share data):

	Net Earnings	Diluted EPS
For the nine months ended September 30, 2003	$2,607	$1.51
Asset impairment, exit and implementation costs	(323)	(0.19)
Lower effective income tax rate	91	0.05
Currency	47	0.03
Gains on sales of businesses, net	(20)	(0.01)
Shares outstanding		0.01
Operations	(365)	(0.21)

For the nine months ended September 30, 2004	$2,037	$1.19

See discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

The unfavorable impact of asset impairment, exit and implementation costs on net earnings and diluted EPS is due to the following:

Restructuring Program—In January 2004, the Company announced a three-year restructuring program. As part of this program, the Company anticipates the closing or sale of up to twenty plants and the elimination of approximately six thousand positions. From 2004 through 2006, the Company expects to incur up to $1.2 billion in pre-tax charges, including an estimated range of $750 million to $800 million in 2004. The Company recorded pre-tax asset impairment and exit costs of $453 million for this program. In addition, the Company also recorded $26 million of pre-tax implementation costs associated with the restructuring program.

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

Lower Effective Income Tax Rate—The Company's reported effective income tax rate decreased by 3.2 percentage points to 31.9%, resulting from a $76 million favorable resolution of an outstanding tax item in the third quarter of 2004 and the reversal of tax accruals that are no longer required due to tax events that occurred during the first half of 2004.

Currency—The favorable currency impact on net earnings and diluted EPS is due primarily to the weakness of the U.S. dollar versus the euro and the Canadian dollar.

Operations—The decrease in results from operations was due primarily to the following:

  •
  Lower income at Kraft North America Commercial reflecting higher commodity costs, increased promotional programs and higher benefit costs, partially offset by higher pricing and favorable volume/mix.

  •
  Lower income at Kraft International Commercial reflecting higher costs, including benefits, promotional programs and infrastructure investment in developing markets.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

Consolidated Operating Results for the Three Months Ended September 30, 2004—The changes in the Company's net earnings and diluted EPS for the three months ended September 30, 2004 from the three months ended September 30, 2003 were due primarily to the following (in millions, except per share data):

	Net Earnings	Diluted EPS
For the three months ended September 30, 2003	$810	$0.47
Asset impairment, exit and implementation costs	(37)	(0.02)
Lower effective income tax rate	73	0.04
Currency	6
Shares outstanding		0.01
Gains on sales of businesses, net	(20)	(0.01)
Operations	(53)	(0.03)

For the three months ended September 30, 2004	$779	$0.46

See discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

The unfavorable impact of asset impairment, exit and implementation costs on net earnings and diluted EPS is due to the following:

Restructuring Program—As discussed above, during the three months ended September 30, 2004, the Company recorded pre-tax asset impairment and exit costs of $45 million for its restructuring program. In addition, the Company recorded $16 million of pre-tax implementation costs associated with the restructuring program.

For further details, see Note 2 to the Condensed Consolidated Financial Statements and the Business Environment section of the following Discussion and Analysis.

Lower Effective Income Tax Rate—The Company's reported effective income tax rate decreased by 6.7 percentage points to 28.4%, resulting from a $76 million favorable resolution of an outstanding tax item.

Gains on Sales of Businesses, net—The unfavorable impact on net earnings and diluted EPS is due primarily to the 2003 gain on sale of the European rice business and the 2004 loss on the sale of the snack nuts business in Brazil.

Operations—The decrease in results from operations was due primarily to the following:

  •
  Lower income at Kraft North America Commercial reflecting higher commodity costs, increased promotional programs and higher benefits costs, partially offset by higher pricing and favorable volume/mix.

  •
  Lower income at Kraft International Commercial reflecting higher costs, including benefits and promotional programs, partially offset by favorable volume/mix.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

2004 Forecasted Results—In October 2004, the Company announced that it narrowed its 2004 full-year diluted EPS guidance range to $1.56 to $1.60, including an estimated charge of $0.30 from asset impairment and exit and implementation costs for the restructuring program. The forecasted 2004 diluted EPS also includes a negative pre-tax impact from commodities of more than $750 million versus last year, due primarily to high costs for cheese, coffee, meat, energy and packaging. The forecasted diluted EPS also reflects an expected income tax rate of 33% for the year due to the resolution of certain U.S. and foreign tax matters. The Company continues to review its businesses for potential divestitures and acquisitions, and current forecasts assume no change in the Company's portfolio. The factors described in the section entitled Forward-Looking and Cautionary Statements of the following Discussion and Analysis represent continuing risks to these projections.

On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law. The Company is currently reviewing the legislation to determine the impact.

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

To confront these challenges, the Company continues to take steps to build superior brand value, transform the portfolio, expand global scale, drive out costs and assets, strengthen employee and organizational excellence, and demonstrate corporate responsibility.

In January 2004, the Company announced its adoption of a four-point plan to achieve sustainable growth. The first element of the plan is to build brand value by continuing to improve its products, to use more value-added packaging, to develop innovative new products, to manage price gaps effectively and to build closer relationships with consumers. The Company currently anticipates $525 to $575 million of increased spending in 2004 over 2003 to manage price gaps, to increase media presence, to drive growth in developing markets and non-measured channels, to enhance brand equity and to support new products. During the first nine months of

2004, the Company increased in-market spending by approximately $400 million versus the first nine months of 2003.

The second element of the plan is to accelerate the shift in the Company's brand portfolio to address growing consumer demand including products to meet their health and wellness concerns and their desire for convenience. The Company is reducing trans-fat in its products, marketing its products that are low in carbohydrates, introducing more sugar-free products, and emphasizing positive nutrition products. The Company is addressing convenience needs by offering more convenient packaging, such as single-serve and resealable packaging, and products requiring reduced preparation. The Company is also offering packaging that is customized to suit the needs of growing channels of distribution such as supercenters, mass merchandisers, drugstores and club stores. The Company also plans to shift its portfolio to reflect changing demographics, for example, by expanding the availability of Hispanic products and bilingual packaging.

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

As the final component of its plan, which is to drive out costs and assets, the Company announced a three-year restructuring program with the objectives of leveraging the Company's global scale, realigning and lowering its cost structure, and optimizing capacity utilization. As part of this program, the Company anticipates the closing or sale of up to twenty plants and the elimination of approximately six thousand positions. From 2004 through 2006, the Company expects to incur up to $1.2 billion in pre-tax charges, reflecting asset disposals, severance and other implementation costs, including an estimated range of $750 million to $800 million in 2004 and $330 million to $360 million in 2005. Approximately one-half of the pre-tax charges are expected to require cash payments.

During the nine months and three months ended September 30, 2004, the Company recorded $482 million and $45 million, respectively, of asset impairment and exit costs on its condensed consolidated statements of earnings. During the nine months ended September 30, 2004, these pre-tax charges were composed of $453 million of costs under the restructuring program and $29 million of impairment charges relating to intangible assets. During the third quarter of 2004, all of the pre-tax charges related to the restructuring program. These charges resulted from the 2004 announcement of the closing of twelve plants, the termination of co-manufacturing agreements and the commencement of a number of workforce reduction programs. The majority of the restructuring charges for two of these plants, which are located within Europe, will be recorded upon local regulatory approval of the plant closures, which is expected in the fourth quarter of 2004. Approximately $167 million of the pre-tax charges incurred during the first nine months of 2004 will result in cash payments. During the first quarter of 2004, the Company also completed its annual review of goodwill and intangible assets. This review resulted in a $29 million non-cash pre-tax charge related to an intangible asset impairment for a small confectionery business in the United States and certain brands in Mexico.

Pre-tax restructuring liability activity for the nine months ended September 30, 2004 was as follows:

	For the Nine Months Ended September 30, 2004
	Severance	Asset Write-downs	Other	Total
	(in millions)
Liability balance, January 1, 2004	$—	$—	$—	$—
Charges	155	281	17	453
Cash spent	(58)		(11)	(69)
Charges against assets	(5)	(281)		(286)

Liability balance, September 30, 2004	$92	$—	$6	$98

Severance costs in the above schedule, which relate to the workforce reduction programs, include the cost of related benefits. Specific programs announced during the first nine months of 2004, as part of the overall restructuring program, will result in the elimination of approximately 2,900 positions. Asset write-downs relate to the impairment of assets caused by the plant closings. Other costs incurred relate primarily to contract termination costs associated with the plant closings and the termination of co-manufacturing agreements.

The Company also recorded implementation costs associated with the restructuring program. During the nine months ended September 30, 2004, the Company recorded $26 million of pre-tax implementation costs, of which $9 million was recorded as a reduction of net revenues, $13 million was recorded in cost of sales and $4 million was recorded in marketing, administration and research costs on the condensed consolidated statement of earnings. During the three months ended September 30, 2004, the Company recorded $16 million of pre-tax implementation costs, of which $9 million was recorded as a reduction of net revenues, $3 million was recorded in cost of sales and $4 million was recorded in marketing, administration and research costs on the condensed consolidated statement of earnings. These costs include the discontinuance of certain product lines and incremental costs related to the integration of functions and closure of facilities.

In addition, the Company expects to incur approximately $140 million in capital expenditures from 2004 through 2006 to implement the restructuring program, including approximately $50 million in 2004. During the first nine months of 2004, the Company spent $16 million in capital to implement the restructuring program. Cost savings as a result of the restructuring program are expected to be approximately $120 million to $140 million in 2004, an additional $130 million to $150 million in 2005, and are anticipated to reach annualized cost savings of approximately $400 million by 2006. All of these cost savings are expected to be used in support of brand-building initiatives. Cost savings during the first nine months of 2004 were approximately $80 million.

Fluctuations in commodity prices can lead to retail price volatility and intensive price competition, and can influence consumer and trade buying patterns. The Company's businesses are subject to fluctuating commodity costs, including dairy, coffee and cocoa costs. During the first nine months of 2004, the Company's commodity costs on average have been higher than those incurred in 2003 (most notably dairy, coffee, meat, energy and packaging), and have adversely affected earnings. Dairy costs rose to historical highs during the first six months of 2004, but subsequently moderated to historical levels. For the full year 2004, the Company expects a negative pre-tax impact from all commodities of more than $750 million as compared with 2003.

In the ordinary course of business, the Company is subject to many influences that can impact the timing of sales to customers, including the timing of holidays and other annual or special events, seasonality of certain products, significant weather conditions, timing of Company and customer incentive programs, customer inventory programs, Company initiatives to improve supply chain efficiency, including efforts to align product shipments more closely with consumption by shifting some of its customer marketing programs to a consumption based approach, financial situations of customers and general economic conditions.

During the first quarter of 2004, the Company acquired a U.S.-based beverage business. During the third quarter of 2003, the Company acquired trademarks associated with a small U.S.-based natural foods business and in the second quarter of 2003, the Company acquired a biscuits business in Egypt. During the first nine months of 2004 and 2003, total purchases of businesses, net of acquired cash, were $136 million and $97 million, respectively.

During the third quarter of 2004, the Company sold a snack nuts business in Brazil. During the third quarter of 2003, the Company sold a European rice business. The aggregate proceeds received from sales of businesses during the first nine months of 2004 and 2003 were $11 million and $25 million, respectively. The Company recorded pre-tax losses from sales of businesses of $8 million during the first nine months of 2004, and recorded pre-tax gains from sales of businesses of $23 million during the first nine months of 2003.

The operating results of businesses acquired and divested in 2004 and 2003 were not material to the Company's consolidated financial position, results of operations or cash flows in any of the periods presented. However, one element of the growth strategy of the Company is to strengthen its brand portfolios through disciplined programs of selective acquisitions and divestitures. The Company is constantly reviewing potential acquisition candidates and from time to time sells businesses that are outside its core categories or that do not meet its growth or profitability targets. The impact of any future acquisition or divestiture could have a material impact on the Company's consolidated financial position, results of operations or cash flows.

The Company periodically calculates the fair value of its goodwill and intangible assets to test for impairment. This calculation may be affected by market conditions noted above, as well as interest rates and general economic conditions.

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

In November 2003, the Company was advised by the Fort Worth District Office of the Securities and Exchange Commission ("SEC") that the staff was considering recommending that the SEC bring a civil injunctive action against the Company charging it with aiding and abetting Fleming Companies ("Fleming") in violations of the securities laws. District staff alleged that a former Company employee, who received a similar notice, signed documents requested by Fleming, which Fleming used in order to accelerate its revenue recognition. On September 14, 2004, the SEC announced settlement agreements with Fleming for securities fraud and other violations arising from material earnings overstatements during late 2001 and the first half of 2002. The SEC also announced settlements with three Fleming suppliers and seven supplier employees, including the Company's former employee, for aiding certain of Fleming's violations. On September 15, 2004, the staff of the SEC informed the Company that it does not intend to recommend an enforcement action against the Company in connection with the staff's investigation of Fleming.

Consolidated Operating Results

	For the Nine Months Ended September 30,
	2004	2003
	(in millions, except per share data)
Volume (in pounds)	14,190	13,857

Net revenues	$23,729	$22,680

Operating income:
Operating companies income:
U.S. Beverages & Grocery	$1,293	$1,451
U.S. Snacks	386	697
U.S. Cheese, Canada & North America Foodservice	711	943
U.S. Convenient Meals	593	646
Europe, Middle East & Africa	471	666
Latin America & Asia Pacific	172	269
Amortization of intangibles	(8)	(7)
General corporate expenses	(134)	(139)

Operating income	$3,484	$4,526

Net earnings	$2,037	$2,607

Weighted average shares for diluted earnings per share	1,716	1,729

Diluted earnings per share	$1.19	$1.51

	For the Three Months Ended September 30,
	2004	2003
	(in millions, except per share data)
Volume (in pounds)	4,622	4,486

Net revenues	$7,831	$7,480

Operating income:
Operating companies income:
U.S. Beverages & Grocery	$363	$385
U.S. Snacks	218	230
U.S. Cheese, Canada & North America Foodservice	284	287
U.S. Convenient Meals	209	222
Europe, Middle East & Africa	170	238
Latin America & Asia Pacific	57	97
Amortization of intangibles	(2)	(2)
General corporate expenses	(46)	(47)

Operating income	$1,253	$1,410

Net earnings	$779	$810

Weighted average shares for diluted earnings per share	1,710	1,728

Diluted earnings per share	$0.46	$0.47

The following events occurred during the first nine months and third quarter of 2004 that affected the comparability of statement of earnings amounts:

  •
  Asset impairment and exit costs—As previously discussed, the Company announced a three-year restructuring program in January 2004. During the first nine months and third quarter of 2004, the Company recorded pre-tax asset impairment and exit costs of $482 million and $45 million, respectively, relating to the restructuring program and the write-off of intangible assets which were included in operating companies income of the following segments:

	For the Nine Months Ended September 30, 2004
	Restructuring Program	Intangible Asset Impairment	Total Asset Impairment and Exit Costs
	(in millions)
U.S. Beverages & Grocery	$19	$—	$19
U.S. Snacks	173	17	190
U.S. Cheese, Canada & North America Foodservice	90		90
U.S. Convenient Meals	8		8
Europe, Middle East & Africa	149		149
Latin America & Asia Pacific	14	12	26

	$453	$29	$482

	For the Three Months Ended September 30, 2004
	Restructuring Program	Intangible Asset Impairment	Total Asset Impairment and Exit Costs
	(in millions)
U.S. Beverages & Grocery	$—	$—	$—
U.S. Snacks	5		5
U.S. Cheese, Canada & North America Foodservice	1		1
U.S. Convenient Meals
Europe, Middle East & Africa	36		36
Latin America & Asia Pacific	3		3

	$45	$—	$45

In addition, during the first nine months and third quarter of 2003, the Company recorded a pre-tax charge of $6 million for asset impairment and exit costs related to the closure of a Nordic snacks plant. This charge was included in the operating companies income of the Europe, Middle East & Africa segment.

  •
  Implementation Costs—As previously discussed, the Company incurred implementation costs associated with the restructuring program. During the first nine months of 2004, the Company recorded $26 million of pre-tax implementation costs, of which $9 million was recorded in net revenues, $13 million was recorded in cost of sales and $4 million was recorded in marketing, administration and research costs on the condensed consolidated statement of earnings. During the third quarter of 2004, the Company recorded $16 million of pre-tax implementation costs, of which $9 million was recorded in net revenues, $3 million was recorded in cost of sales and $4 million was recorded in marketing, administration and research costs on the condensed consolidated statement of earnings.

	Implementation Costs
	Nine Months Ended September 30, 2004	Three Months Ended September 30, 2004
	(in millions)
U.S. Beverages & Grocery	$—	$—
U.S. Snacks	20	12
U.S. Cheese, Canada & North America Foodservice	2	1
U.S. Convenient Meals
Europe, Middle East & Africa	4	3
Latin America & Asia Pacific

	$26	$16

  •
  Losses/Gains on Sales of Businesses—During the third quarter of 2004, the Company sold a snack nuts business in Brazil and recorded a pre-tax loss of $8 million. This loss is included in the operating companies income of the Latin America & Asia Pacific segment. During the third quarter of 2003, the Company sold a European rice business and recorded a pre-tax gain of $23 million. This gain is included in the operating companies income of the Europe, Middle East & Africa segment.

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

Consolidated Results of Operations for the Nine Months Ended September 30, 2004

The following discussion compares consolidated operating results for the nine months ended September 30, 2004 with the nine months ended September 30, 2003.

Volume increased 2.4%, due primarily to acquisitions and increased shipments in the U.S. Cheese, Canada & North America Foodservice segment, partially offset by the impact of divested businesses.

Net revenues increased $1,049 million (4.6%), due primarily to favorable currency ($628 million), higher volume/mix ($306 million), higher net pricing ($110 million, reflecting commodity-driven pricing, partially offset by increased promotional spending) and the impact of acquisitions ($106 million), partially offset by the impact of divested businesses ($92 million).

Operating income decreased $1,042 million (23.0%), due primarily to pre-tax charges for asset impairment and exit costs ($476 million), unfavorable costs, net of higher pricing ($409 million, due primarily to higher commodity costs and increased promotional spending), higher marketing, administration and research costs ($221 million, including higher benefit costs), higher fixed manufacturing costs ($41 million, including higher benefit costs), the unfavorable net impact related to gains and losses on the sales of businesses ($31 million) and the 2004 implementation costs associated with the restructuring program ($26 million), partially offset by higher volume/mix ($103 million) and favorable currency ($72 million).

Currency movements increased net revenues by $628 million and operating income by $72 million. These increases were due primarily to the weakness of the U.S. dollar against the euro and the Canadian dollar.

Interest and other debt expense, net, decreased $15 million, due primarily to lower average debt outstanding.

The Company's reported effective income tax rate decreased by 3.2 percentage points to 31.9%, resulting from a $76 million favorable resolution of an outstanding tax item in the third quarter of 2004 and the reversal of tax accruals that are no longer required due to tax events that occurred during the first half of 2004.

Net earnings of $2,037 million decreased $570 million (21.9%), due primarily to lower operating income, partially offset by a lower effective income tax rate. Diluted and basic EPS, which were both $1.19, decreased by 21.2%.

Consolidated Results of Operations for the Three Months Ended September 30, 2004

The following discussion compares consolidated operating results for the three months ended September 30, 2004 with the three months ended September 30, 2003.

Volume increased 3.0%, due primarily to acquisitions and increased shipments in the U.S. Cheese, Canada & North America Foodservice segment and U.S. Snacks segment, partially offset by the impact of divested businesses.

Net revenues increased $351 million (4.7%), due primarily to higher volume/mix ($202 million), favorable currency ($85 million), higher net pricing ($62 million, reflecting commodity-driven price increases, partially offset by higher promotional spending) and the impact of acquisitions ($37 million), partially offset by the impact of divested businesses ($26 million).

Operating income decreased $157 million (11.1%), due primarily to unfavorable costs, net of higher pricing ($106 million, reflecting higher commodity costs and increased promotional spending), higher marketing, administration and research costs ($49 million, including higher benefit costs), pre-tax charges for asset impairment and exit costs ($39 million), the unfavorable net impact related to gains and losses on the sales of businesses ($31 million), the 2004 implementation costs associated with the restructuring program ($16 million) and higher fixed manufacturing costs, partially offset by higher volume/mix ($86 million) and favorable currency ($10 million).

Currency movements increased net revenues by $85 million and operating income by $10 million. These increases were due primarily to the weakness of the U.S. dollar against the euro and the Canadian dollar.

The Company's reported effective income tax rate decreased by 6.7 percentage points to 28.4%, resulting from a $76 million favorable resolution of an outstanding tax item.

Net earnings of $779 million decreased $31 million (3.8%), due primarily to lower operating income, partially offset by a lower effective income tax rate. Diluted and basic EPS, which were both $0.46, decreased by 2.1%.

Operating Results by Business Segment

Kraft North America Commercial

Operating Results

The following discussion compares Kraft North America Commercial's operating results for the nine months ended September 30, 2004 with the nine months ended September 30, 2003.

	For the Nine Months Ended September 30,
	2004	2003
	(in millions)
Volume (in pounds):
U.S. Beverages & Grocery	3,917	3,702
U.S. Snacks	1,553	1,536
U.S. Cheese, Canada & North America Foodservice	3,311	3,200
U.S. Convenient Meals	1,675	1,665

Volume (in pounds)	10,456	10,103

Net revenues:
U.S. Beverages & Grocery	$4,454	$4,413
U.S. Snacks	3,528	3,555
U.S. Cheese, Canada & North America Foodservice	5,396	4,901
U.S. Convenient Meals	3,189	3,093

Net revenues	$16,567	$15,962

Operating companies income:
U.S. Beverages & Grocery	$1,293	$1,451
U.S. Snacks	386	697
U.S. Cheese, Canada & North America Foodservice	711	943
U.S. Convenient Meals	593	646

Operating companies income	$2,983	$3,737

Volume increased 3.5%, due primarily to acquisitions in the U.S. Beverages & Grocery segment and increased shipments in the U.S. Cheese, Canada & North America Foodservice segment.

Net revenues increased $605 million (3.8%), due primarily to higher volume/mix ($256 million), higher net pricing ($148 million, reflecting commodity-driven price increases, partially offset by increased promotional spending), favorable currency ($125 million) and the impact of acquisitions ($85 million).

Operating companies income decreased $754 million (20.2%), due primarily to unfavorable costs, net of higher pricing ($345 million, including higher commodity costs and increased promotional spending), the 2004 pre-tax charges for asset impairment and exit costs ($307 million), higher marketing, administration and research costs ($177 million, including higher benefit costs), the 2004 implementation costs associated with the restructuring program ($22 million) and higher fixed manufacturing costs ($19 million, including higher benefit costs), partially offset by higher volume/mix ($98 million) and favorable currency ($21 million).

The following discusses operating results within each of Kraft North America Commercial's reportable segments.

U.S. Beverages & Grocery.  Volume increased 5.8%, due primarily to the 2004 acquisition of a beverage business and gains in enhancers, coffee and desserts, partially offset by a decline in cereals. Beverages volume increased, due primarily to the 2004 acquisition of a beverage business and new product introductions. Volume also increased in enhancers, primarily mayonnaise and salad dressings, and in coffee, due to product quality improvements and the impact of an expanded distribution arrangement. In desserts, volume increased, due primarily to higher shipments of refrigerated, ready-to-eat desserts and frozen toppings. In cereals, volume declined driven by health and wellness concerns, which impacted the category, and increased competitive activities.

Net revenues increased $41 million (0.9%), due primarily to the impact of acquisitions ($70 million) and higher volume/mix ($11 million), partially offset by increased promotional spending, net of higher pricing ($40 million).

Operating companies income decreased $158 million (10.9%), due primarily to unfavorable costs and higher promotional spending ($96 million, including higher commodity costs), higher marketing, administration and research costs ($68 million), the 2004 pre-tax charges for asset impairment and exit costs ($19 million) and higher benefit costs, partially offset by lower fixed manufacturing costs ($16 million), higher volume/mix ($7 million) and the impact of acquisitions.

U.S. Snacks.  Volume increased 1.1%, as higher salted snacks volume was partially offset by lower biscuits and confectionery volume. Salted snacks volume increased due to consumer nutrition trends and marketing programs in nuts. In biscuits, volume declined, as consumer health and wellness concerns continued to affect consumption. Confectionery volume also declined due to category softness and increased competitive activity.

Net revenues decreased $27 million (0.8%), due primarily to unfavorable volume/mix ($25 million) and the 2004 implementation costs associated with the restructuring program ($9 million), partially offset by higher pricing ($7 million, including the absence of high product returns associated with new products incurred in the prior year, partially offset by increased promotional spending).

Operating companies income decreased $311 million (44.6%), due primarily to the 2004 pre-tax charges for asset impairment and exit costs ($190 million), higher marketing, administration and research costs ($61 million), unfavorable costs, net of higher pricing ($33 million, driven by higher commodity costs and increased promotional spending), unfavorable volume/mix ($22 million), the 2004 implementation costs associated with the restructuring program ($20 million) and higher benefit costs, partially offset by lower fixed manufacturing costs ($17 million).

U.S. Cheese, Canada & North America Foodservice.  Volume increased 3.5%, due primarily to the impact of acquisitions and higher volume in foodservice and cheese. Volume in the foodservice business increased, due primarily to an acquisition of a beverage business in 2004 and higher shipments to national accounts. In cheese, volume also increased, benefiting from increased promotional spending.

Net revenues increased $495 million (10.1%), due primarily to higher volume/mix ($212 million), higher pricing, net of higher promotional reinvestment spending in cheese ($146 million, reflecting commodity-driven pricing in cheese and foodservice), favorable currency ($125 million) and the impact of acquisitions.

Operating companies income decreased $232 million (24.6%), due primarily to unfavorable costs, net of higher pricing ($190 million, including higher commodity costs and increased promotional spending), the 2004 pre-tax charges for asset impairment and exit costs ($90 million), higher fixed manufacturing costs ($46 million, including higher benefit costs) and higher marketing, administration and research costs ($18 million), partially offset by higher volume/mix ($92 million) and favorable currency ($21 million).

U.S. Convenient Meals.  Volume increased 0.6%, due primarily to gains in meats, partially offset by lower shipments in meals. Meats volume increased driven by higher consumption of cold cuts, supported by higher investment spending. In meals, volume declined due to the discontinuation of certain product lines in the second half of 2003.

Net revenues increased $96 million (3.1%), due primarily to higher volume/mix ($58 million), higher pricing, net of increased promotional spending ($35 million, reflecting commodity-driven pricing in meats and pizza), and the impact of acquisitions.

Operating companies income decreased $53 million (8.2%), due primarily to higher marketing, administration and research costs ($30 million), unfavorable costs, net of higher pricing ($26 million, including higher commodity costs and increased promotional spending), the 2004 pre-tax charges for asset impairment and exit costs ($8 million) and higher fixed manufacturing costs ($6 million, including higher benefit costs), partially offset by higher volume/mix ($21 million).

Kraft International Commercial

Operating Results

        The following discussion compares Kraft International Commercial's operating results for the nine months ended September 30, 2004 with the nine months ended September 30, 2003.

	For the Nine Months Ended September 30,
	2004	2003
	(in millions)
Volume (in pounds):
Europe, Middle East & Africa	2,091	2,099
Latin America & Asia Pacific	1,643	1,655

Volume (in pounds)	3,734	3,754

Net revenues:
Europe, Middle East & Africa	$5,287	$4,884
Latin America & Asia Pacific	1,875	1,834

Net revenues	$7,162	$6,718

Operating companies income:
Europe, Middle East & Africa	$471	$666
Latin America & Asia Pacific	172	269

Operating companies income	$643	$935

Volume decreased 0.5%, due primarily to the impact of the divestiture of a rice business and a branded fresh cheese business in Europe in 2003, as well as price competition and trade inventory reductions in several markets, partially offset by the impact of acquisitions.

Net revenues increased $444 million (6.6%), due primarily to favorable currency ($503 million), favorable volume/mix ($50 million) and the impact of acquisitions ($21 million), partially offset by the impact of divestitures ($92 million) and increased promotional spending, net of higher pricing ($38 million).

Operating companies income decreased $292 million (31.2%), due primarily to the pre-tax charges for asset impairment and exit costs ($169 million), unfavorable costs and increased promotional spending ($86 million), higher marketing, administration and research costs ($44 million, including higher benefit costs and infrastructure investment in developing markets), the unfavorable net impact related to gains and losses on the sales of businesses ($31 million) and the impact of divestitures ($16 million), partially offset by favorable currency ($51 million).

The following discusses operating results within each of Kraft International Commercial's reportable segments.

Europe, Middle East & Africa.    Volume decreased 0.4%, due primarily to the divestiture of a rice business and a branded fresh cheese business in Europe in 2003, price competition, trade inventory reductions in Russia, and lower shipments in France. These declines were partially offset by the impact of acquisitions and volume growth in Germany, Italy and several Eastern European markets. Beverages volume declined, driven by price competition and trade inventory reductions on coffee in France and lower shipments of refreshment beverages in the Middle East. Cheese volume also declined, impacted by the divestiture of a branded fresh cheese business in Europe in 2003, partially offset by increased shipments in Germany, Italy and the United Kingdom. Convenient meals volume declined, impacted by the divestiture of a rice business in Europe in 2003. In grocery, volume increased, due primarily to an acquisition in Egypt. Snacks volume also increased, due to gains in biscuits, benefiting from acquisitions, new confectionery product introductions across the segment and cooler weather across Europe as compared to the prior year heat wave, partially offset by price competition and trade inventory reductions in some markets.

Net revenues increased $403 million (8.3%), due primarily to favorable currency ($469 million), favorable volume/mix ($67 million) and the impact of acquisitions ($21 million), partially offset by the impact of divestitures ($91 million) and lower pricing and increased promotional spending ($63 million).

Operating companies income decreased $195 million (29.3%), due primarily to the pre-tax charges for asset impairment and exit costs ($143 million), lower pricing and increased promotional spending ($63 million), higher marketing, administration and research costs ($31 million, including higher benefit costs as well as infrastructure investment in developing markets), the 2003 pre-tax gain on the sale of a rice business in Europe ($23 million) and the impact of divestitures ($15 million), partially offset by favorable currency ($57 million) and favorable volume/mix ($25 million).

Latin America & Asia Pacific.    Volume decreased 0.7%, due primarily to declines in Mexico, Peru, Venezuela and Southeast Asia, partially offset by gains in Argentina, Brazil and China. Snacks volume declined, due primarily to lower biscuit shipments in Southeast Asia and biscuit trade inventory reductions in Peru and Venezuela, partially offset by gains in confectionery in Argentina and Brazil. In grocery, volume also declined, due primarily to the lower results in Asia Pacific. Beverages volume declined, impacted by price competition in Mexico and lower shipments in Venezuela, partially offset by gains in Brazil and China. Cheese volume increased, due primarily to gains across several markets, including the Philippines, Mexico and Australia.

Net revenues increased $41 million (2.2%), due primarily to favorable currency ($34 million) and higher pricing ($25 million, reflecting devaluation-driven cost increases, partially offset by increased promotional spending), partially offset by lower volume/mix ($17 million).

Operating companies income decreased $97 million (36.1%), due primarily to the 2004 pre-tax charges for asset impairment and exit costs ($26 million), unfavorable costs, net of higher pricing ($23 million, including increased promotional spending), lower volume/mix ($20 million), higher marketing, administration and research costs ($13 million), the 2004 pre-tax loss on the sale of a snack nuts business in Brazil and unfavorable currency.

Kraft North America Commercial

Operating Results

        The following discussion compares Kraft North America Commercial's operating results for the three months ended September 30, 2004 with the three months ended September 30, 2003.

	For the Three Months Ended September 30,
	2004	2003
	(in millions)
Volume (in pounds):
U.S. Beverages & Grocery	1,209	1,131
U.S. Snacks	536	518
U.S. Cheese, Canada & North America Foodservice	1,074	1,040
U.S. Convenient Meals	558	544

Volume (in pounds)	3,377	3,233

Net revenues:
U.S. Beverages & Grocery	$1,352	$1,313
U.S. Snacks	1,222	1,211
U.S. Cheese, Canada & North America Foodservice	1,809	1,641
U.S. Convenient Meals	1,088	1,038

Net revenues	$5,471	$5,203

Operating companies income:
U.S. Beverages & Grocery	$363	$385
U.S. Snacks	218	230
U.S. Cheese, Canada & North America Foodservice	284	287
U.S. Convenient Meals	209	222

Operating companies income	$1,074	$1,124

Volume increased 4.5%, due primarily to acquisitions in the U.S. Beverages & Grocery segment and increased shipments in the U.S Snacks segment, the U.S. Cheese, Canada & North America Foodservice segment and the U.S. Convenient Meals segment.

Net revenues increased $268 million (5.2%), due primarily to higher volume/mix ($150 million), higher net pricing ($77 million, reflecting commodity-driven pricing on cheese, meats, pizza, cereal and foodservice, partially offset by increased promotional spending), the impact of acquisitions ($37 million) and favorable currency ($13 million).

Operating companies income decreased $50 million (4.4%), due primarily to unfavorable costs, net of higher pricing ($76 million, including higher commodity costs and increased promotional spending), higher marketing, administration and research costs ($32 million, including higher benefit costs), the 2004 implementation costs associated with the restructuring program ($13 million) and the 2004 pre-tax charges for asset impairment and exit costs ($6 million), partially offset by higher volume/mix ($72 million).

The following discusses operating results within each of Kraft North America Commercial's reportable segments.

U.S. Beverages & Grocery.    Volume increased 6.9%, due primarily to the 2004 acquisition of a beverage business, partially offset by a decline in desserts. Beverages volume increased, due primarily to a 2004 acquisition of a beverage business and new product introductions, partially offset by trade inventory reductions and category softness in ready-to-drink beverages. In coffee, volume increased, benefiting from the impact of an expanded distribution arrangement. Desserts volume decreased, driven by consumption declines of sugar-based varieties, partially offset by higher shipments of sugar-free products.

Net revenues increased $39 million (3.0%), due primarily to the impact of acquisitions ($31 million) and higher volume/mix ($24 million), partially offset by increased promotional spending, net of higher pricing ($16 million).

Operating companies income decreased $22 million (5.7%), due primarily to unfavorable costs, net of higher pricing ($33 million, including higher commodity costs and increased promotional spending) and higher marketing, administration and research costs ($12 million, including higher benefit costs), partially offset by higher volume/mix ($15 million) and lower fixed manufacturing costs.

U.S. Snacks.    Volume increased 3.5%, due primarily to higher biscuits and salted snacks volume, partially offset by lower confectionery volume. Biscuits volume increased, aided by new product introductions. In salted snacks, volume also increased, benefiting from continued consumer nutrition trends. Confectionery volume declined, due primarily to category softness and increased competitive activity.

Net revenues increased $11 million (0.9%), due primarily to higher volume/mix ($27 million), partially offset by the 2004 implementation costs associated with the restructuring program ($9 million) and lower net pricing ($7 million, including increased promotional spending, partially offset by the absence of high product returns associated with new products incurred in the prior year).

Operating companies income decreased $12 million (5.2%), due primarily to the 2004 implementation costs associated with the restructuring program ($12 million), unfavorable costs ($11 million, including higher commodity costs and increased promotional spending), higher marketing, administration and research costs ($9 million) and the 2004 pre-tax charges for asset impairment and exit costs ($5 million), partially offset by lower fixed manufacturing costs ($14 million) and higher volume/mix ($12 million).

U.S. Cheese, Canada & North America Foodservice.    Volume increased 3.3%, due primarily to higher volume in cheese and foodservice. In cheese, volume increased due primarily to share gains resulting from increased promotional spending. Volume in the foodservice business also increased, driven by higher shipments to national accounts and the 2004 acquisition of a beverage business.

Net revenues increased $168 million (10.2%), due primarily to higher foodservice and cheese pricing, net of higher promotional reinvestment spending in cheese ($85 million), higher volume/mix ($65 million), favorable currency ($13 million) and the impact of acquisitions.

Operating companies income decreased $3 million (1.0%), due primarily to unfavorable costs, net of higher pricing ($26 million, including higher commodity costs and increased promotional spending) and higher fixed manufacturing costs ($19 million, including higher benefit costs), partially offset by higher volume/mix ($35 million), lower marketing, administration and research costs and favorable currency ($3 million).

U.S. Convenient Meals.    Volume increased 2.6%, due primarily to higher shipments in meats and pizza. Meats volume increased driven by gains in cold cuts and hot dogs. In pizza, volume also increased, aided by new product introductions.

Net revenues increased $50 million (4.8%), due primarily to higher volume/mix ($34 million) and higher pricing, net of increased promotional spending ($15 million, reflecting commodity-driven pricing in meats and pizza).

Operating companies income decreased $13 million (5.9%), due primarily to higher marketing, administration and research costs ($16 million), unfavorable costs, net of higher pricing ($6 million, including higher commodity costs and increased promotional spending) and higher benefit costs, partially offset by higher volume/mix ($10 million).

Kraft International Commercial

Operating Results

        The following discussion compares Kraft International Commercial's operating results for the three months ended September 30, 2004 with the three months ended September 30, 2003.

	For the Three Months Ended September 30,
	2004	2003
	(in millions)
Volume (in pounds):
Europe, Middle East & Africa	699	689
Latin America & Asia Pacific	546	564

Volume (in pounds)	1,245	1,253

Net revenues:
Europe, Middle East & Africa	$1,745	$1,644
Latin America & Asia Pacific	615	633

Net revenues	$2,360	$2,277

Operating companies income:
Europe, Middle East & Africa	$170	$238
Latin America & Asia Pacific	57	97

Operating companies income	$227	$335

Volume decreased 0.6%, due primarily to the impact of divestitures and price competition and trade inventory reductions in Latin America, partially offset by growth in the Europe, Middle East & Africa segment.

Net revenues increased $83 million (3.6%), due primarily to favorable currency ($72 million) and favorable volume/mix ($52 million), partially offset by the impact of divestitures ($26 million) and lower pricing and increased promotional spending ($15 million).

Operating companies income decreased $108 million (32.2%), due primarily to unfavorable costs ($42 million, including increased promotional spending), the pre-tax charges for asset impairment and exit costs ($33 million), the unfavorable net impact related to gains and losses on the sales of businesses ($31 million), higher marketing, administration and research costs ($17 million), the impact of divestitures and the 2004 implementation costs associated with the restructuring program ($3 million), partially offset by favorable volume/mix ($14 million) and favorable currency ($7 million).

The following discusses operating results within each of Kraft International Commercial's reportable segments.

Europe, Middle East & Africa.    Volume increased 1.5%, due primarily to growth in Germany and Russia, partially offset by trade inventory reductions and price competition in France and the divestiture of a rice business and a branded fresh cheese business in Europe in 2003. Beverages volume increased, as coffee volume benefited from increased promotional investments in Germany and cooler summer weather across Europe as compared to the prior year heat wave, partially offset by price competition and trade inventory reductions in France. Snacks volume increased, due primarily to confectionery gains across several markets, benefiting from cooler summer weather across Europe as compared to the prior year heat wave, increased trade purchases following the second quarter 2004 national transportation strike in Norway and new product introductions. Cheese volume declined, impacted by the divestiture of a branded fresh cheese business in

Europe in 2003, partially offset by gains in several markets, with increases in cream cheese in Germany and cheese slices in the United Kingdom and Italy. In grocery, volume also decreased, due primarily to lower shipments in Germany.

Net revenues increased $101 million (6.1%), due primarily to favorable currency ($92 million) and higher volume/mix ($62 million), partially offset by the impact of divestitures ($27 million) and lower pricing and increased promotional spending ($26 million).

Operating companies income decreased $68 million (28.6%), due primarily to unfavorable costs and lower pricing ($37 million, including higher promotional spending), the pre-tax charges for asset impairment and exit costs ($30 million), the gain on the sale of a rice business in Europe in 2003 ($23 million), higher marketing, administration and research costs ($6 million), the impact of divestitures and the 2004 implementation costs associated with the restructuring program ($3 million), partially offset by higher volume/mix ($22 million) and favorable currency ($11 million).

Latin America & Asia Pacific.    Volume decreased 3.2%, due primarily to declines in Venezuela, Peru and Mexico, partially offset by growth in Brazil. In snacks, volume declined due to biscuit trade inventory reductions in Venezuela and Peru, and increased competitive activity in Brazil and China, partially offset by increased confectionery shipments in Brazil. Beverages volume also declined, impacted by price competition in Mexico, partially offset by gains in Brazil and the Philippines. Cheese volume increased, due primarily to gains across several markets in both Latin America and Asia Pacific.

Net revenues decreased $18 million (2.8%), due primarily to unfavorable currency ($20 million) and lower volume/mix ($10 million), partially offset by higher pricing, net of increased promotional spending ($11 million).

Operating companies income decreased $40 million (41.2%), due primarily to higher marketing, administration and research costs ($11 million), lower volume/mix ($8 million), the 2004 loss on the sale of a snack nuts business in Brazil ($8 million), unfavorable costs, net of higher pricing ($5 million, including increased promotional spending), unfavorable currency ($4 million) and the 2004 pre-tax charges for asset impairment and exit costs ($3 million).

Financial Review

Net Cash Provided by Operating Activities

During the first nine months of 2004, net cash provided by operating activities was $2.5 billion compared with $2.8 billion in the comparable 2003 period. The decrease in net cash provided by operating activities is due to lower net earnings, net of non-cash asset impairment and exit costs, and an increase in voluntary pension plan contributions in 2004.

Net Cash Used in Investing Activities

One element of the growth strategy of the Company is to strengthen its brand portfolios through disciplined programs of selective acquisitions and divestitures. The Company is constantly reviewing potential acquisition candidates and from time to time sells businesses that are outside its core categories or that do not meet its growth or profitability targets. The impact of any future acquisition or divestiture could have a material impact on the Company's consolidated cash flows.

During the first nine months of 2004, net cash used in investing activities was $677 million, compared with $799 million in the first nine months of 2003. This decrease primarily reflects lower capital expenditures in 2004, partially offset by higher uses of cash for the purchase of businesses.

Capital expenditures for the first nine months of 2004 were $574 million, compared with $758 million in the first nine months of 2003. The Company expects operations to fund its estimated full year capital expenditures of approximately $1.0 billion, including capital expenditures of approximately $50 million for the restructuring program announced in January 2004. For the first nine months of 2004, the Company spent $16 million in capital to implement the restructuring program.

During the first nine months of 2004, the Company acquired a U.S.-based beverage business. During the first nine months of 2003, the Company acquired trademarks associated with a small U.S.-based natural foods business and purchased a biscuits business in Egypt.

Net Cash Used in Financing Activities

During the first nine months of 2004, net cash used in financing activities was $2.1 billion, compared with $1.7 billion during the first nine months of 2003. The increase in net cash used in financing activities was due primarily to an increase in the Company's Class A share repurchases and dividend payments.

Debt and Liquidity

Debt.    The Company's total debt, including amounts due to Altria Group, Inc. and affiliates, was $12.9 billion at September 30, 2004 and $13.5 billion at December 31, 2003. The Company's debt-to-equity ratio was 0.44 at September 30, 2004 and 0.47 at December 31, 2003. The Company's debt-to-capitalization ratio was 0.31 at September 30, 2004 and 0.32 at December 31, 2003.

At September 30, 2004 and December 31, 2003, the Company had short-term amounts payable to Altria Group, Inc. of $221 million and $543 million, respectively. Interest on these borrowings is based on the applicable London Interbank Offered Rate.

During March 2004, the Company filed a Form S-3 shelf registration statement with the SEC, which became effective in May 2004, under which the Company may sell debt securities and/or warrants to purchase debt securities in one or more offerings up to a total amount of $4.0 billion. This is in addition to the $250 million remaining under its previous shelf-registration, providing for a total capacity of $4.25 billion.

Credit Lines.    The Company maintains revolving credit facilities that have historically been used to support the issuance of commercial paper. In July 2004, Kraft negotiated a new $2.5 billion, 364-day revolving credit facility to replace the one that expired on July 13, 2004. The new 364-day revolving credit facility expires in July 2005, although it contains a provision allowing Kraft to extend the maturity of outstanding borrowings for up to one additional year. At September 30, 2004, credit lines for the Company and the related activity were as follows (in billions):

	September 30, 2004
Type	Credit Lines	Amount Drawn	Commercial Paper Outstanding
364-day (expires July 2005)	$2.5	$—	$—
Multi-year (expires July 2006)	2.0		2.0

	$4.5	$—	$2.0

The Company's revolving credit facilities, which are for its sole use, require the maintenance of a minimum net worth of $18.2 billion. At September 30, 2004, the Company's net worth was $29.2 billion. The Company met this covenant at September 30, 2004 and expects to continue to meet this covenant. The foregoing revolving credit facilities do not include any other financial tests, any credit rating triggers or any provisions that could require the posting of collateral. The multi-year revolving credit facility enables the Company to reclassify short-term debt on a long-term basis. At September 30, 2004, $2.0 billion of commercial paper borrowings that the Company intends to refinance were reclassified as long-term debt. The Company expects to continue to refinance long-term and short-term debt from time to time. The nature and amount of the Company's long-term and short-term debt and the proportionate amount of each can be expected to vary as a result of future business requirements, market conditions and other factors.

In addition to the above, certain international subsidiaries of Kraft maintain uncommitted credit lines to meet the short-term working capital needs of the international businesses. These credit lines, which amounted to approximately $0.7 billion as of September 30, 2004, are for the sole use of the Company's international businesses. At September 30, 2004, borrowings on these lines amounted to approximately $0.1 billion.

Guarantees.    As discussed in Note 6. Contingencies, the Company had third-party guarantees, which are primarily derived from acquisition and divestiture activities, of approximately $27 million at September 30, 2004. Substantially all of these guarantees expire through 2013, with $4 million expiring through September 30, 2005. The Company is required to perform under these guarantees in the event that a third party fails to make contractual payments or achieve performance measures. The Company has a liability of $21 million on its condensed consolidated balance sheet at September 30, 2004, relating to these guarantees.

In addition, at September 30, 2004, the Company was contingently liable for $137 million of guarantees related to its own performance. These include surety bonds related to dairy commodity purchases and guarantees related to the payment of custom duties and taxes, and letters of credit.

Guarantees do not have, and are not expected to have, a significant impact on the Company's liquidity.

The Company believes that its cash from operations and existing credit facilities will provide sufficient liquidity to meet its working capital needs, planned capital expenditures, future contractual obligations and payment of its anticipated quarterly dividends.

Equity and Dividends

Kraft repurchased 15.4 million shares of its Class A common stock during the first nine months of 2004 at a cost of $487 million. At September 30, 2004, cumulative repurchases under its previously announced $700 million authority totaled 17.0 million shares of Class A common stock at an aggregate cost of $537 million. The Company expects to complete the $700 million program in the fourth quarter of 2004.

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

Dividends paid in the first nine months of 2004 and 2003 were $929 million and $778 million, respectively, an increase of 19.4%, reflecting a higher dividend rate in 2004, partially offset by a lower number of shares outstanding as a result of Class A share repurchases. During the third quarter of 2004, the Company's Board of Directors approved a 13.9% increase in the current quarterly dividend rate to $0.205 per share on its Class A and Class B common stock. As a result, the present annualized dividend rate is $0.82 per common share. The declaration of dividends is subject to the discretion of Kraft's Board of Directors and will depend on various factors, including the Company's net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by Kraft's Board of Directors.

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

Substantially all of the Company's derivative financial instruments are effective as hedges. During the nine months and three months ended September 30, 2004, ineffectiveness related to cash flow hedges was not material. During the nine months and three months ended September 30, 2003, ineffectiveness related to cash flow hedges was a gain of $13 million, which was recorded in cost of sales on the condensed consolidated statements of earnings. At September 30, 2004, the Company was hedging forecasted transactions for periods not exceeding eighteen months and expects substantially all amounts reported in accumulated other comprehensive earnings (losses) to be reclassified to the consolidated statement of earnings within the next twelve months.

Foreign exchange rates.    The Company uses forward foreign exchange contracts and foreign currency options to mitigate its exposure to changes in foreign currency exchange rates from third-party and intercompany forecasted transactions. The primary currencies to which the Company is exposed, based on the size and location of its businesses, include the euro, Swiss franc, British pound and Canadian dollar. At September 30, 2004 and December 31, 2003, the Company had foreign exchange option and forward contracts with aggregate notional amounts of $2.6 billion and $2.5 billion, respectively. The effective portion of unrealized gains and losses associated with forward contracts is deferred as a component of accumulated other comprehensive earnings (losses) until the underlying hedged transactions are reported on the Company's consolidated statement of earnings.

Commodities.    The Company is exposed to price risk related to forecasted purchases of certain commodities used as raw materials by the Company's businesses. Accordingly, the Company uses commodity forward contracts as cash flow hedges, primarily for coffee, cocoa, milk and cheese. Commodity futures and options are also used to hedge the price of certain commodities, including milk, coffee, cocoa, wheat, corn, sugar and soybean oil. In general, commodity forward contracts qualify for the normal purchase exception under Statement of Financial Accounting Standards ("SFAS") No. 133 and are, therefore, not subject to the provisions of SFAS No. 133. At September 30, 2004 and December 31, 2003, the Company had net long commodity positions of $486 million and $255 million, respectively. Unrealized gains or losses on net commodity positions were immaterial at September 30, 2004 and December 31, 2003. The effective portion of unrealized gains and losses on commodity futures and option contracts is deferred as a component of accumulated other comprehensive earnings (losses) and is recognized as a component of cost of sales in the Company's consolidated statement of earnings when the related inventory is sold.

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

        Each of the Company's segments is subject to intense competition, changes in consumer preferences and demand for its products, including low-carbohydrate diet trends, the effects of changing prices for its raw materials and local economic and market conditions. Their results are dependent upon their continued ability to promote brand equity successfully, to anticipate and respond to new consumer trends, to develop new products and markets, to broaden brand portfolios, to compete effectively with lower priced products in a consolidating environment at the retail and manufacturing levels and to improve productivity. The Company's results are also dependent on its ability to consummate and successfully integrate acquisitions and to realize the cost savings and improved asset utilization contemplated by its restructuring program. The Company may, from time to time, divest businesses that are less of a strategic fit within its portfolio, and its results may be impacted by either the gains or losses, or lost operating income, from the sales of those businesses. In addition, the Company is subject to the effects of foreign economies, currency movements, fluctuations in levels of customer inventories and credit and other business risks related to its customers operating in a challenging economic and competitive environment. The Company's results are affected by its access to credit markets, borrowing costs and credit ratings, which may in turn be influenced by the credit ratings of Altria Group, Inc. The Company's benefit expense is subject to the investment performance of pension plan assets, interest rates and cost increases for medical benefits offered to employees and retirees. The Company's assessment of the fair value of its operations for purposes of assessing impairment of goodwill and intangibles is based on discounting projections of future cash flows and is affected by the interest rate market and general economic and market conditions. The food industry continues to be subject to recalls if products become adulterated or misbranded, liability if product consumption causes injury, ingredient disclosure and labeling laws and regulations and the possibility that consumers could lose confidence in the safety and quality of certain food products. The food industry is also subject to concerns regarding genetically modified organisms and the health implications of obesity and trans-fatty acids. Developments in any of these areas, which are more fully described elsewhere in this document and which descriptions are incorporated into this section by reference, could cause the Company's results to differ materially from results that have been or may be projected by or on behalf of the Company. The Company cautions that the foregoing list of important factors is not exclusive. Any forward-looking statements are made as of the date of the document in which they appear. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

Item 4.    Controls and Procedures.

        The Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Securities Exchange Act of 1934, as amended. Our management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, any change in the Company's internal control over financial reporting and determined that there has been no change in the Company's internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On January 2, 2004, the Canada Border Services Agency ("CBSA"), an agency of the Canadian government, announced the initiation of an investigation into an allegation of injurious dumping by Kraft Foods North America, Inc. of frozen self-rising crust pizza from the United States following a complaint filed by McCain Foods Limited, which claims that the alleged dumping is materially injuring Canadian production by causing price erosion, price suppression, lost sales and reduced profits. Kraft Canada is the major importer of frozen self-rising crust pizza from the United States, which it sells under the brand name Delissio. On the basis of McCain's allegation, the Canadian International Trade Tribunal ("CITT") issued a preliminary finding that there was a reasonable indication of injury in the Canadian market. On August 16, 2004, the CBSA made a final determination that dumping had occurred. On August 18, 2004, the CITT issued a finding that the dumping had not caused, and was not threatening to cause, injury to the Canadian industry. With this finding, Kraft Canada will be able to import freely the pizzas without anti-dumping duties being applied, and no payment is owing for any duties that may have accrued during the period of the investigation.

In November 2003, the Company was advised by the Fort Worth District Office of the Securities and Exchange Commission ("SEC") that the staff was considering recommending that the SEC bring a civil injunctive action against the Company charging it with aiding and abetting Fleming Companies ("Fleming") in violations of the securities laws. District staff alleged that a former Company employee, who received a similar notice, signed documents requested by Fleming, which Fleming used in order to accelerate its revenue recognition. On September 14, 2004, the SEC announced settlement agreements with Fleming for securities fraud and other violations arising from material earnings overstatements during late 2001 and the first half of 2002. The SEC also announced settlements with three Fleming suppliers and seven supplier employees, including the Company's former employee, for aiding certain of Fleming's violations. On September 15, 2004, the staff of the SEC informed the Company that it does not intend to recommend an enforcement action against the Company in connection with the staff's investigation of Fleming.

In October 2002, Mr. Mustapha Gaouar and five other family members (collectively "the Gaouars") filed suit in the Commercial Court of Casablanca against the Company and Mr. Omar Berrada claiming damages of approximately $31 million arising from a non-compete undertaking signed by Mr. Gaouar allegedly under duress. The non-compete clause was con- tained in an agreement concluded in 1986 between Mr. Gaouar and Mr. Berrada acting for himself and for his group of companies, including Les Cafes Ennasr (renamed Kraft Foods Maroc), which was acquired by the Company from Mr. Berrada in 2001. In June 2003, the court issued a preliminary judgment against Kraft Foods Maroc and Mr. Berrada holding that Mr. Gaouar is entitled to damages for being deprived of the possibility of engaging in coffee roasting from 1986 due to such non-compete undertaking. At that time, the court appointed two experts to assess the amount of damages to be awarded. In December 2003, these experts delivered a report concluding that they could see no evidence of loss suffered by the Gaouars. The Gaouars asked the court that this report be set aside and new court experts be appointed. On April 15, 2004, the court delivered a judgment upholding the defenses of Kraft Foods Maroc and rejecting the claims of the Gaouars. The Gaouars have appealed this judgment. The existence of the claims of Mr. Gaouar was not disclosed by Mr. Berrada at the time of the Company's acquisition of Kraft Foods Maroc in 2001. As a result, in the event that the Company is ultimately found liable on appeal for damages to plaintiff in this case, the Company believes that it may have claims against Mr. Berrada for recovery of all or a portion of the amount.
Environmental Matters

In May 2001, the State of Ohio notified the Company that it may be subject to an enforcement action for alleged past violations of the Company's wastewater discharge permit at its production facility in Farmdale, Ohio. The State and the Company have reached a proposed settlement of the matter, which presently is in a public notice and comment period before being presented to the State of Ohio Court of Common Pleas for Trumball County. The proposed settlement amount is not material to the Company.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The Company's share repurchase program activity for each of the three months ended September 30, 2004 was as follows:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1—July 31, 2004	990,000	$30.85	12,703,710	$294,462,711
August 1—August 31, 2004	2,225,000	$30.43	14,928,710	$226,756,840
September 1—September 30, 2004	2,028,050	$31.68	16,956,760	$162,504,220

For the Quarter Ended September 30, 2004	5,243,050	$30.99

(1)
In December 2003, Kraft's Board of Directors approved a new share repurchase program of up to $700 million of its Class A common stock. All share repurchases have been made pursuant to this program.

(2)
Aggregate number of shares repurchased under the share repurchase program as of the end of the period presented.

Item 6.	Exhibits.
(a) Exhibits
	12	Statement regarding computation of ratios of earnings to fixed charges.
	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KRAFT FOODS INC.
/s/ JAMES P. DOLLIVE James P. Dollive, Executive Vice President and Chief Financial Officer
November 5, 2004

QuickLinks

TABLE OF CONTENTS
Kraft Foods Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)