Form 10-K
period 2004-12-31
KRAFT FOODS INC
filed 2005-03-11
CIK 1103982

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2004

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

        The aggregate market value of the shares of Class A Common Stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on June 30, 2004, was approximately $8 billion. At February 28, 2005, there were 526,741,988 shares of the registrant's Class A Common Stock outstanding, and 1,180,000,000 shares of the registrant's Class B Common Stock outstanding.

Documents Incorporated by Reference

        Portions of the registrant's definitive proxy statement for use in connection with its annual meeting of shareholders to be held on April 26, 2005, filed with the Securities and Exchange Commission (the "SEC") on March 4, 2005, are incorporated in Part III hereof and made a part hereof.

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

        Prior to June 13, 2001, Kraft was a wholly owned subsidiary of Altria Group, Inc. On June 13, 2001, Kraft completed an initial public offering ("IPO") of 280,000,000 shares of its Class A common stock at a price of $31.00 per share. At December 31, 2004, Altria Group, Inc. held 98.0% of the combined voting power of Kraft's outstanding capital stock and owned 85.4% of the outstanding shares of Kraft's capital stock.

        On November 15, 2004, the Company announced the sale of substantially all of its sugar confectionery business for approximately $1.5 billion. The transaction, which is subject to regulatory approval, is expected to be completed in the second quarter of 2005. The Company has reflected the results of its sugar confectionery business as discontinued operations on the consolidated statements of earnings for all years presented. Accordingly, historical statements of earnings amounts included in this Form 10-K have been restated to reflect the discontinued operation. The assets related to the sugar confectionery business were reflected as assets of discontinued operations held for sale on the consolidated balance sheet at December 31, 2004.

        In January 2004, the Company announced a three-year restructuring program with the objectives of leveraging the Company's global scale, realigning and lowering the cost structure, and optimizing capacity utilization. As part of this program, the Company anticipates the closing or sale of up to 20 plants and the elimination of approximately 6,000 positions. In 2004, the Company announced the closure of 13 plants. Specific programs announced during 2004, as part of the overall restructuring program, will result in the elimination of approximately 3,500 positions. From 2004 through 2006, the Company expects to incur up to $1.2 billion in pre-tax charges, reflecting asset disposals, severance and other implementation costs, including $641 million incurred in 2004. Approximately one-half of the pre-tax charges are expected to require cash payments. In addition, the Company expects to incur approximately $140 million in capital expenditures from 2004 through 2006 to implement the restructuring program, including $46 million spent in 2004. Cost savings as a result of this program were approximately $127 million in 2004, are expected to increase by an incremental amount of approximately $120 million to $140 million in 2005, and are anticipated to reach annualized cost savings of approximately $400 million by 2006. All of these cost savings are expected to be used in support of brand-building initiatives.

Source of Funds—Dividends

        Because Kraft is a holding company, its principal source of funds is dividends from its subsidiaries. Kraft's principal wholly owned subsidiaries currently are not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their common stock.

(b)
Financial Information About Segments

        The Company manufactures and markets packaged food products, consisting principally of beverages, cheese, snacks, convenient meals and various packaged grocery products. The Company manages and reports operating results through two units: Kraft North America Commercial and Kraft International Commercial. The Company has operations in 68 countries and sells its products in more than 155 countries. Kraft North America Commercial operates in the United States and Canada, and manages its operations principally by product category, while Kraft International Commercial manages its operations by geographic region.

        During January 2004, the Company announced a new global organization structure, which resulted in new segments. During the fourth quarter of 2004, following the sale of its sugar confectionery business, the Company realigned its North American segments. Kraft North America Commercial's new segments are U.S. Beverages; U.S. Cheese, Canada & North America Foodservice; U.S. Convenient Meals; U.S. Grocery; and U.S. Snacks & Cereals. Kraft International Commercial's segments are Europe, Middle East & Africa; and Latin America & Asia Pacific. The new segment structure in North America reflects a shift of certain divisions and brands among segments to more closely align these businesses to consumer sectors, to provide more focus on the separate beverage and grocery businesses, and to benefit from synergies in grain based products. Historical data have been restated to reflect the new segment structure.

        Net revenues and operating companies income* attributable to each segment (together with a reconciliation to consolidated operating income) for each of the last three years are set forth in Note 14 to the Company's consolidated financial statements contained in Part II hereof.

*
The Company's management uses operating companies income, which is defined as operating income before general corporate expenses and amortization of intangibles, to evaluate segment performance and allocate resources. Management believes it is appropriate to disclose this measure to help investors analyze business performance and trends of the various business segments.

        The relative percentages of operating companies income attributable to each reportable segment were as follows:

	For the Years Ended December 31,
	2004	2003	2002
Kraft North America Commercial:
U.S. Beverages	10.0%	10.4%	9.4%
U.S. Cheese, Canada & North America Foodservice	20.6%	21.0%	20.5%
U.S. Convenient Meals	16.1%	13.5%	12.8%
U.S. Grocery	18.6%	14.8%	14.4%
U.S. Snacks & Cereals	15.3%	17.3%	19.1%
Kraft International Commercial:
Europe, Middle East & Africa	14.2%	16.5%	15.5%
Latin America & Asia Pacific	5.2%	6.5%	8.3%

Total Kraft Foods Inc.	100.0%	100.0%	100.0%

(c)
Narrative Description of Business

Markets and Products

        The Company's brands span five consumer sectors, as follows:

  •
  Snacks—primarily cookies, crackers, salted snacks and confectionery;

  •
  Beverages—primarily coffee, aseptic juice drinks and powdered beverages;

  •
  Cheese & Dairy—primarily natural, process and cream cheeses;

  •
  Grocery—primarily ready-to-eat cereals, enhancers and desserts; and

  •
  Convenient Meals—primarily frozen pizza, packaged dinners, lunch combinations and processed meats.

        The following table shows each reportable segment's participation in these five core consumer sectors.

	Percentage of 2004 Net Revenues by Consumer Sector(2)
Segment(1)	Snacks	Beverages	Cheese & Dairy	Grocery	Convenient Meals	Total
Kraft North America Commercial:
U.S. Beverages		39.3%				7.9%
U.S. Cheese, Canada & North America Foodservice	8.0%	6.7%	75.4%	19.8%	10.4%	23.1%
U.S. Convenient Meals				0.1%	82.4%	13.2%
U.S. Grocery	2.1%			42.1%		7.6%
U.S. Snacks & Cereals	46.6%		1.2%	21.4%		16.8%

Total Kraft North America Commercial	56.7%	46.0%	76.6%	83.4%	92.8%	68.6%

Kraft International Commercial:
Europe, Middle East & Africa	32.1%	44.8%	16.5%	7.7%	5.8%	23.4%
Latin America & Asia Pacific	11.2%	9.2%	6.9%	8.9%	1.4%	8.0%

Total Kraft International Commercial	43.3%	54.0%	23.4%	16.6%	7.2%	31.4%

Total Kraft Foods Inc.	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Consumer Sector Percentage of Total Kraft Foods Inc.	28.0%	20.2%	19.3%	16.5%	16.0%	100.0%

(1)
The amounts of net revenues, total assets and long-lived assets attributable to each of the Company's geographic regions and the amounts of net revenues and operating companies income of each of the Company's reportable segments for each of the last three years are set forth in Note 14 to the Company's consolidated financial statements contained in Part II hereof.

(2)
Percentages are calculated based upon dollars rounded to millions.

Additional Product Disclosure

        Products or similar products contributing 10% or more of the Company's consolidated net revenues for each of the three years in the period ended December 31, 2004, were as follows:

	2004	2003	2002
Cheese	19%	18%	19%
Biscuits	14%	14%	15%
Coffee	13%	13%	13%

        The Company's major brands within each reportable segment are as follows:

Kraft North America Commercial:

U.S. Beverages
Beverages:
Maxwell House, General Foods International Coffees, Starbucks (under license), Yuban, Sanka, Gevalia and Seattle's Best (under license) coffees; Capri Sun (under license), Kool-Aid, Tang and Crystal Light aseptic juice drinks; Kool-Aid, Tang, Crystal Light and Country Time powdered beverages; Veryfine juices; Tazo teas (under license); and Fruit2O water.
U.S. Cheese, Canada & North America Foodservice
Snacks:
Oreo, Chips Ahoy!, Newtons, Peak Freans and SnackWell's cookies in Canada; Ritz, Premium, Triscuit, Wheat Thins, Cheese Nips and Teddy Grahams crackers in Canada; Handi-Snacks two-compartment snacks in Canada; Fun Fruits sugar confectionery products in Canada; and Terry's and Toblerone chocolate confectionery products in Canada.
Beverages:	Maxwell House, Sanka and Nabob coffees in Canada; Kool-Aid and Tang powdered beverages in Canada; and Capri Sun (under license) aseptic juice drinks in Canada.
Cheese & Dairy:
Kraft and Cracker Barrel natural cheeses; Philadelphia cream cheese; Kraft and Velveeta process cheeses; Kraft grated cheeses; Cheez Whiz process cheese sauce; and Knudsen and Breakstone's cottage cheese and sour cream.
Grocery:	Kraft peanut butter in Canada; Del Monte and Aylmer canned fruits and vegetables in Canada; Miracle Whip spoonable dressing in Canada; Post cereal in Canada; and Jell-O products in Canada.
Convenient Meals:	Delissio frozen pizzas in Canada.

U.S. Convenient Meals
Convenient Meals:
DiGiorno, Tombstone, Jack's and California Pizza Kitchen (under license) frozen pizzas; Lunchables lunch combinations; Oscar Mayer and Louis Rich cold cuts, hot dogs and bacon; Boca soy-based meat alternatives; Kraft macaroni & cheese dinners; Taco Bell Home Originals (under license) meal kits; Stove Top stuffing mix; and Minute rice.
Grocery:	Back to Nature products.
U.S. Grocery
Grocery:
Jell-O dry packaged desserts; Cool Whip frozen whipped topping; Jell-O refrigerated gelatin and pudding snacks; Handi-Snacks shelf-stable pudding snacks; Kraft and Miracle Whip spoonable dressings; Kraft salad dressings; A.1.steak sauce; Kraft and Bull's- Eye barbecue sauces; Grey Poupon premium mustards; and Shake ' N Bake coatings.
U.S. Snacks & Cereals
Snacks:
Oreo, Chips Ahoy!, Newtons, Nilla, Nutter Butter, Stella D'Oro and SnackWell's cookies; Ritz, Premium, Triscuit, Wheat Thins, Cheese Nips, Better Cheddars, Honey Maid Grahams and Teddy Grahams crackers; Planters nuts and salted snacks; Handi-Snacks two- compartment snacks; Fun Fruits sugar confectionery products; Terry's and Toblerone chocolate confectionery products; and Balance nutrition and energy snacks.
Cheese & Dairy:	Easy Cheese aerosol cheese spread.
Grocery:	Post ready-to-eat cereals; Cream of Wheat and Cream of Rice hot cereals; and Milk-Bone pet snacks.
Kraft International Commercial:
Europe, Middle East & Africa
Snacks:
Milka, Suchard, Côte d'Or, Marabou, Toblerone, Freia, Terry's, Daim, Figaro, Korona, Poiana, Prince Polo, Alpen Gold, Siesta and Pokrov chocolate confectionery products; and Estrella, Maarud, Cipso and Lux salted snacks.
Beverages:
Jacobs, Gevalia, Carte Noire, Jacques Vabre, Kaffee HAG, Grand Mère, Kenco, Saimaza, Maxwell House, Dadak, Onko, Samar, Nova Brasilia and Tassimo coffees; Tang powdered beverages; and Suchard Express, O'Boy and Kaba chocolate drinks.
Cheese & Dairy:	Kraft, Dairylea, Sottilette, Osella and El Caserío cheeses; and Philadelphia cream cheese.
Grocery:	Kraft pourable and spoonable salad dressings; and Miracel Whip spoonable dressings.
Convenient Meals:	Lunchables lunch combinations; Kraft and Mirácoli pasta dinners and sauces; and Simmenthal canned meats.

Latin America & Asia Pacific
Snacks:	Oreo, Chips Ahoy!, Ritz, Terrabusi, Club Social, Cerealitas, Trakinas and Lucky biscuits; and Milka, Lacta and Gallito chocolate confectionery products.
Beverages:
Maxwell House and Maxim coffee; Tang, Clight, Kool-Aid, Royal, Verao, Fresh, Frisco, Q-Refres-Ko and Ki-Suco powdered beverages; Maguary juice concentrate and ready-to-drink beverages; and Capri Sun (under license) aseptic juice drinks.
Cheese & Dairy:	Kraft and Eden process cheeses; Philadelphia cream cheese; and Cheez Whiz process cheese spread.
Grocery:	Royal dry packaged desserts; Kraft spoonable and pourable salad dressings; Kraft and ETA peanut butters; and Vegemite yeast spread.
Convenient Meals:	Kraft macaroni & cheese dinners.

Distribution, Competition and Raw Materials

        Kraft North America Commercial's products are generally sold to supermarket chains, wholesalers, supercenters, club stores, mass merchandisers, distributors, convenience stores, gasoline stations, drug stores, value stores and other retail food outlets. In general, the retail trade for food products is consolidating. Food products are distributed through distribution centers, satellite warehouses, company-operated and public cold-storage facilities, depots and other facilities. Most distribution in North America is in the form of warehouse delivery, but biscuits and frozen pizza are distributed through two direct-store delivery systems. The Company supports its selling efforts through three principal sets of activities: consumer advertising in broadcast, print and outdoor media; consumer promotions such as coupons and contests; and trade promotions to support price features, displays and other merchandising of our products by our customers. Subsidiaries and affiliates of Kraft International Commercial sell their food products primarily in the same manner and also engage the services of independent sales offices and agents.

        Kraft North America Commercial and Kraft International Commercial are subject to competitive conditions in all aspects of their business. Competitors include large national and international companies and numerous local and regional companies. Some competitors may have different profit objectives and some international competitors may be more or less susceptible to currency exchange rates. In addition, certain international competitors benefit from government subsidies. Products of Kraft North America Commercial and Kraft International Commercial also compete with generic products and private-label products of food retailers, wholesalers and cooperatives. Kraft North America Commercial, Kraft International Commercial and their subsidiaries compete primarily on the basis of product quality, brand recognition, brand loyalty, service, marketing, advertising and price. Substantial advertising and promotional expenditures are required to maintain or improve a brand's market position or to introduce a new product.

        Kraft North America Commercial and Kraft International Commercial are major purchasers of milk, cheese, nuts, green coffee beans, cocoa, corn products, wheat, rice, pork, poultry, beef, vegetable oil, and sugar and other sweeteners. They also use significant quantities of glass, plastic and cardboard to package their products. They continuously monitor worldwide supply and cost trends of these commodities to enable them to take appropriate action to obtain ingredients and packaging needed for production. Kraft North America Commercial and Kraft International Commercial purchase a substantial portion of their dairy raw material requirements, including milk and cheese, from independent third parties such as agricultural cooperatives and independent processors. The prices for milk and other dairy product purchases are substantially influenced by government programs, as well as by market supply and demand. Dairy commodity costs on average were higher in 2004 than in 2003. Dairy costs rose to historical highs during the first half of 2004, but moderated during the second half of 2004.

        The most significant cost item in coffee products is green coffee beans, which are purchased on world markets. Green coffee bean prices are affected by the quality and availability of supply, trade agreements among producing and consuming nations, the unilateral policies of the producing nations, changes in the value of the United States dollar in relation to certain other currencies and consumer demand for coffee products. In 2004, coffee bean costs on average were higher than in 2003. A significant cost item in chocolate confectionery products is cocoa, which is purchased on world markets, and the price of which is affected by the quality and availability of supply and changes in the value of the British pound sterling and the United States dollar relative to certain other currencies. In 2004, cocoa bean costs on average were lower than in 2003. For 2004, the pre-tax impact from all commodities was an approximate $930 million increase in costs as compared with 2003.

        The prices paid for raw materials and agricultural materials used in the products of Kraft North America Commercial and Kraft International Commercial generally reflect external factors such as weather conditions, commodity market fluctuations, currency fluctuations and the effects of governmental agricultural programs. Although the prices of the principal raw materials can be expected to fluctuate as a result of these factors, the Company believes such raw materials to be in adequate supply and generally available from numerous sources. The Company uses hedging techniques to minimize the impact of price fluctuations in its principal raw materials. However, it does not fully hedge against changes in commodity prices and these strategies may not protect the Company or its subsidiaries from increases in specific raw material costs.

Regulation

        All of Kraft North America Commercial's United States food products and packaging materials are subject to regulations administered by the Food and Drug Administration ("FDA") or, with respect to products containing meat and poultry, the United States Department of Agriculture. Among other things, these agencies enforce statutory prohibitions against misbranded and adulterated foods, establish safety standards for food processing, establish ingredients and manufacturing procedures for certain foods, establish standards of identity for certain foods, determine the safety of food additives and establish labeling standards and nutrition labeling requirements for food products.

        In addition, various states regulate the business of Kraft North America Commercial's operating units by licensing dairy plants, enforcing federal and state standards of identity for selected food products, grading food products, inspecting plants, regulating certain trade practices in connection with the sale of dairy products and imposing their own labeling requirements on food products.

        Many of the food commodities on which Kraft North America Commercial's United States businesses rely are subject to governmental agricultural programs. These programs have substantial effects on prices and supplies and are subject to Congressional and administrative review.

        Almost all of the activities of the Company's food operations outside of the United States are subject to local and national regulations similar to those applicable to Kraft North America Commercial's United States businesses and, in some cases, international regulatory provisions, such as those of the European Union relating to labeling, packaging, food content, pricing, marketing and advertising and related areas.

        The European Union and certain individual countries require that food products containing genetically modified organisms or classes of ingredients derived from them be labeled accordingly. Other countries may adopt similar regulations. The FDA has concluded that there is no basis for similar mandatory labeling under current United States law.

Acquisitions and Divestitures

        During 2004, the Company acquired a U.S.-based beverage business for a total cost of $137 million. During 2003, the Company acquired a biscuits business in Egypt and trademarks associated with a small U.S.-based natural foods business. The total cost of these and other smaller acquisitions was $98 million. During 2002, the Company acquired a snacks business in Turkey and a biscuits business in Australia. The total cost of these and other smaller acquisitions was $122 million.

        On November 15, 2004, the Company announced the sale of substantially all of its sugar confectionery business for approximately $1.5 billion. The proposed sale includes the Life Savers, Creme Savers, Altoids, Trolli and Sugus brands. The transaction, which is subject to regulatory approval, is expected to be completed in the second quarter of 2005. The Company has reflected the results of its sugar confectionery business as discontinued operations on the consolidated statements of earnings for all years presented. Pursuant to the sugar confectionery sale agreement, the Company has agreed to provide certain transition and supply services to the buyer. These service arrangements are primarily for terms of one year or less, with the exception of one supply arrangement with a term of not more than three years. The expected cash flow from this supply arrangement is not significant.

        During 2004, the Company sold a Brazilian snack nuts business and trademarks associated with a candy business in Norway. The aggregate proceeds received from the sale of these businesses were $18 million, on which pre-tax losses of $3 million were recorded. In December 2004, the Company announced the sale of its U.K. desserts business for approximately $135 million, which is expected to result in an estimated gain of $0.04 per share. The transaction closed in the first quarter of 2005. The Company also announced in December 2004, the sale of its yogurt business for approximately $59 million, which is expected to result in an after-tax loss of approximately $12 million ($5 million in 2004, with the remainder at closing). The transaction, which is also subject to regulatory approval, is expected to be completed in the first quarter of 2005. During 2003, the Company sold a European rice business and a branded fresh cheese business in Italy. The aggregate proceeds received from sales of businesses during 2003 were $96 million, on which the Company recorded pre-tax gains of $31 million. During 2002, the Company sold several small North American food businesses, some of which had been previously classified as businesses held for sale arising from the acquisition of Nabisco. In addition, the Company sold its Latin American yeast and industrial bakery ingredients business for approximately $110 million and recorded a pre-tax gain of $69 million. The aggregate proceeds received from sales of businesses during 2002 were $219 million, on which the Company recorded pre-tax gains of $80 million.

        The operating results of the acquisitions and divestitures, except for the sale of the sugar confectionery business, were not material to the Company's consolidated financial position, results of operations or cash flows in any of the periods presented.

Other Matters

Customers

        For each of the years ended December 31, 2004 and 2003, the Company's five largest customers accounted for approximately 28% of its net revenues, and the Company's ten largest customers accounted for approximately 38% of its net revenues. One of the Company's customers, Wal-Mart Stores, Inc., accounted for approximately 14% of net revenues for 2004 and approximately 12% of net revenues for 2003.

Employees

        At December 31, 2004, the Company employed approximately 98,000 people worldwide. Approximately 30% of the Company's 45,000 employees in the United States are represented by labor unions. Most of the unionized workers at the Company's domestic locations are represented under contracts with the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union; the United Food and Commercial Workers International Union; and the International Brotherhood of Teamsters. These contracts expire at various times throughout the next several years. Outside the United States, labor unions or workers' councils represent approximately 50% of the Company's 53,000 employees. The Company's business units are subject to a number of laws and regulations relating to their relationships with their employees. These laws and regulations are specific to the location of each enterprise. In addition, in accordance with European Union requirements, Kraft International Commercial has established European Works Councils composed of management and elected members of its workforce. The Company believes that its relations with employees and their representative organizations are good.

        Included in the employees above are approximately 700 employees in the sugar confectionery business, the sale of which is expected to be completed in the second quarter of 2005.

        In January 2004, the Company announced a three-year restructuring program. Under this program, the Company anticipates the elimination of approximately 6,000 positions. Specific programs announced during 2004, as part of the overall restructuring program, will result in the elimination of approximately 3,500 positions.

Research and Development

        The Company pursues four objectives in research and development: product safety and quality; growth through new products; superior consumer satisfaction; and reduced costs.

        The Company's research and development resources include more than 2,000 food scientists, chemists and engineers, deployed primarily in five key technology centers: East Hanover, New Jersey; Glenview, Illinois; Tarrytown, New York; Banbury, United Kingdom; and Munich, Germany. These technology centers are equipped with pilot plants and state-of-the-art instruments. Research and development expense was $388 million in 2004, $374 million in 2003 and $354 million in 2002.

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

        Some of the Company's products are sold under brands that have been licensed from others on terms that are generally renewable at the Company's discretion. These licensed brands include Starbucks bagged coffee for sale in United States grocery stores and other distribution channels, Capri Sun aseptic juice drinks for sale in North America, Taco Bell Home Originals Mexican style food products for sale in United States grocery stores, California Pizza Kitchen frozen pizzas for sale in grocery stores in the United States and Canada, Pebbles ready-to-eat cereals, Tazo teas for sale in grocery stores in the United States, and Seattle's Best coffee and Torrefazione Italia coffee for sale in United States grocery stores and other distribution channels.

        Similarly, the Company owns thousands of patents worldwide, and the patent portfolio as a whole is material to the Company's business; however, no one patent or group of related patents is material to the Company. In addition, the Company has proprietary trade secrets, technology, know-how processes and other intellectual property rights that are not registered.

Seasonality

        Demand for certain of the Company's products may be influenced by holidays, changes in seasons or other annual events. Due to the offsetting nature of demands for the Company's diversified product portfolio, however, sales of the Company's products are generally evenly balanced throughout the year.

Environmental Regulation

        The Company is subject to various federal, state, local and foreign laws and regulations concerning the discharge of materials into the environment, or otherwise related to environmental protection, including the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (commonly known as "Superfund"), which imposes joint and several liability on each responsible party. In 2004, subsidiaries of the Company were involved in 93 active Superfund and other actions in the United States related to current operations and certain former or divested operations for which the Company retains liability.

        Outside the United States, the Company is subject to applicable multi-national, national and local environmental laws and regulations in the host countries in which the Company does business. The Company has specific programs across its international business units designed to meet applicable environmental compliance requirements.

        Although it is not possible to predict precisely the estimated costs for environmental-related expenditures, compliance with such laws and regulations, including the payment of any remediation costs and the making of such expenditures, has not had, and is not expected to have, a material adverse effect on the Company's results of operations, capital expenditures, financial position, earnings, cash flows or competitive position.

Forward-Looking and Cautionary Statements

        The Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in the Company's filings with the SEC, in its reports to shareholders and in press releases and investor webcasts. One can identify these forward-looking statements by use of words such as "strategy," "expects," "plans," "anticipates," "believes," "will," "continues," "estimates," "intends," "projects," "goals," "targets" and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. The Company cannot guarantee that any forward-looking statement will be realized, although it believes that it has been prudent in its plans and assumptions. Achievement of future results is subject to risks, uncertainties, and the possibility of inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated, or projected. Investors should bear this in mind as they consider forward-looking statements and whether to invest in or remain invested in the Company's securities. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could cause actual results and outcomes to differ materially from those contained in any forward-looking statement made by or on behalf of the Company; any such statement is qualified by reference to the following cautionary statements. The Company elaborates on these and other risks that it faces throughout this document, particularly in the "Business Environment" section preceding the discussion of operating results. It is not possible to predict or identify all risk factors. Consequently, the following should not be considered a complete discussion of all potential risks or uncertainties. The Company does not undertake to update any forward-looking statement that it may make from time to time.

        Each of the Company's segments is subject to intense competition, changes in consumer preferences and demand for its products, including low-carbohydrate diet trends, the effects of changing prices for its raw materials and local economic and market conditions. Their results are dependent upon their continued ability to promote brand equity successfully, to anticipate and respond to new consumer trends, to develop new products and markets, to broaden brand portfolios, to compete effectively with lower priced products in a consolidating environment at the retail and manufacturing levels and to improve productivity. The Company's results are also dependent on its ability to consummate and successfully integrate acquisitions and to realize the cost savings and improved asset utilization contemplated by its restructuring program. The Company may, from time to time, divest businesses that are less of a strategic fit within its portfolio, and its results may be impacted by either the gains or losses, or lost operating income, from the sales of those businesses. In addition, the Company is subject to the effects of foreign economies, currency movements, fluctuations in levels of customer inventories and credit and other business risks related to its customers operating in a challenging economic and competitive environment. The Company's results are affected by its access to credit markets, borrowing costs and credit ratings, which may in turn be influenced by the credit ratings of Altria Group, Inc. The Company's benefit expense is subject to the investment performance of pension plan assets, interest rates and cost increases for medical benefits offered to employees and retirees. The Company's assessment of the fair value of its operations for purposes of assessing impairment of goodwill and intangibles is based on discounting projections of future cash flows and is affected by the interest rate market and general economic and market conditions. The food industry continues to be subject to recalls if products become adulterated or misbranded, liability if product consumption causes injury, ingredient disclosure and labeling laws and regulations and the possibility that consumers could lose confidence in the safety and quality of certain food products. The food industry is also subject to concerns and/or regulations regarding genetically modified organisms and the health implications of obesity and trans-fatty acids. Increased government regulation of the food industry could result in increased costs to the Company.

(d)
Financial Information About Geographic Areas

        The amounts of net revenues, total assets and long-lived assets attributable to each of the Company's geographic segments for each of the last three fiscal years are set forth in Note 14 to the Company's consolidated financial statements contained in Part II hereof.

        Kraft's subsidiaries export coffee products, grocery products, cheese and processed meats. In 2004, exports from the United States by these subsidiaries amounted to approximately $122 million.

        In 2004, the Company had operations and plants or sold products to third-party distributors located in 14 Middle East countries (as defined by the U.S. Department of State, Bureau of Near Eastern Affairs), including a biscuit business acquired during 2003 in Egypt. In the region, the Company had operations and plants in three countries (Egypt, Morocco, and through a majority owned joint venture, Saudi Arabia). In addition, the Company sold products to third-party distributors located in 11 of these countries (Algeria, Bahrain, Israel, Jordan, Kuwait, Lebanon, Oman, Qatar, Tunisia, United Arab Emirates and Yemen). Revenue generated from operations or sales to the third-party distributors in the Middle East was approximately $250 million in 2004, representing 3.3% of the net revenue of the Europe, Middle East and Africa segment. In addition, in 2004, the Company entered into agreements with third parties for the resale of the Company's products into Iraq, Libya and Syria.

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

        The Company makes available free of charge on or through its website (www.kraft.com) its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after it electronically files such material with, or furnishes the material to, the SEC. Investors can also access the Company's filings with the SEC by visiting http://ir.ccbn.com/ir.zhtml?t=kft&s=1901. The information on the Company's website is not, and shall not be deemed to be, a part of this Report or incorporated into any other filings the Company makes with the SEC.

Item 2.    Properties.

        The Company has 192 manufacturing and processing facilities worldwide. In North America, the Company has 87 facilities, and outside of North America there are 105 facilities located in 44 countries. These manufacturing and processing facilities are located throughout the following territories:

Territory	Number of Facilities
United States	67
Canada	20
Western Europe	39
Central and Eastern Europe, Middle East and Africa	21
Latin America	28
Asia Pacific	17

Total	192

        The Company owns 181 and leases 11 of these manufacturing and processing facilities. All of the Company's plants and properties are maintained in good condition, and the Company believes that they are suitable and adequate for its present needs.

        Included in the facilities above are sugar confectionery manufacturing facilities in Creston, IA, Chattanooga, TN, Brasov, Romania and Bridgend, United Kingdom that are part of the sale of the sugar confectionery business that is expected to be completed in the second quarter of 2005. Also included in the facilities above are facilities the closure or sale of which has been publicly announced but has not yet been completed.

        As of December 31, 2004, the Company's distribution facilities consisted of 356 distribution centers and depots worldwide. In North America, the Company had 331 distribution centers and depots, more than 75% of which support the Company's direct-store-delivery systems. Outside North America, the Company had 25 distribution centers in nine countries. The Company owns 52 of these distribution centers and two of these depots and leases 148 of these distribution centers and 154 of these depots. The Company believes that all of these facilities are in good condition and have sufficient capacity to meet the Company's distribution needs for the foreseeable future.

        In January 2004, the Company announced a three-year restructuring program. As part of this program, the Company anticipates the closing or sale of up to 20 plants. In 2004, the Company announced the closing of 13 plants as part of the restructuring program.

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

        In October 2002, Mr. Mustapha Gaouar and five other family members (collectively "the Gaouars") filed suit in the Commercial Court of Casablanca against Kraft Foods Maroc and Mr. Omar Berrada claiming damages of approximately $31 million arising from a non-compete undertaking signed by Mr. Gaouar allegedly under duress. The non-compete clause was contained in an agreement concluded in 1986 between Mr. Gaouar and Mr. Berrada acting for himself and for his group of companies, including Les Cafes Ennasr (renamed Kraft Foods Maroc), which was acquired by Kraft Foods International, Inc. from Mr. Berrada in 2001. In June 2003, the court issued a preliminary judgment against Kraft Foods Maroc and Mr. Berrada holding that the Gaouars are entitled to damages for being deprived of the possibility of engaging in coffee roasting from 1986 due to such non-compete undertaking. At that time, the court appointed two experts to assess the amount of damages to be awarded. In December 2003, these experts delivered a report concluding that they could see no evidence of loss suffered by the Gaouars. The Gaouars asked the court that this report be set aside and new court experts be appointed. On April 15, 2004, the court delivered a judgment upholding the defenses of Kraft Foods Maroc and rejecting the claims of the Gaouars. The Gaouars have appealed this judgment. The existence of the claims of Mr. Gaouar was not disclosed by Mr. Berrada at the time of the Kraft Foods International, Inc. acquisition of Kraft Foods Maroc in 2001. As a result, in the event that the Company is ultimately found liable on appeal for damages to plaintiff in this case, the Company believes that it may have claims against Mr. Berrada for recovery of all or a portion of the amount.

Environmental Matters

        In May 2001, the State of Ohio notified the Company that it may be subject to an enforcement action for alleged past violations of the Company's wastewater discharge permit at its production facility in Farmdale, Ohio. In December 2004, the Company finalized a monetary settlement with the State, which was approved by The Court of Common Pleas for Trumball County on January 3, 2005. The settlement amount is not material to the Company.

Item 4.    Submission of Matters to a Vote of Security Holders.

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
             Purchases of Equity Securities.

        The Company's share repurchase program activity for each of the three months ended December 31, 2004 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1—October 31, 2004	1,080,000	$32.81	18,036,760	$127,065,722
November 1—November 30, 2004	2,660,000	$34.45	20,696,760	$35,424,688
December 1—December 31, 2004	2,430,500	$35.14	23,127,260	$1,450,013,506

For the Quarter Ended December 31, 2004	6,170,500	$34.44

(1)
In December 2003, Kraft's Board of Directors approved a share repurchase program of up to $700 million of its Class A common stock. On December 14, 2004, Kraft completed a multi-year $700 million Class A common stock repurchase program, acquiring 21,718,847 Class A shares at an average cost of $32.23 per share. From December 1, 2004 through December 14, 2004, Kraft acquired 1,022,087 shares at a cost of $35 million, or $34.66 per share, under this $700 million program. On December 14, 2004, Kraft commenced repurchasing shares under a new $1.5 billion Class A common stock repurchase authority approved by its Board of Directors in December 2004. Through December 31, 2004, repurchases under the $1.5 billion program were 1,408,413 shares at a cost of $50 million, or $35.49 per share.

(2)
Aggregate number of shares repurchased under the share repurchase programs as of the end of the period presented.

        The other information called for by this Item is hereby incorporated by reference to the paragraph captioned "Quarterly Financial Data (Unaudited)" under Item 8 below.

        The principal stock exchange on which the Company's Class A common stock is listed is the New York Stock Exchange. At January 31, 2005, there were approximately 2,700 holders of record of the Company's Class A common stock.

Item 6.    Selected Financial Data.

KRAFT FOODS INC.

Selected Financial Data—Five Year Review (in millions of dollars, except per share data)

	2004	2003	2002	2001	2000
Summary of Operations:
Net revenues	$32,168	$30,498	$29,248	$28,731	$22,720
Cost of sales	20,281	18,531	17,463	17,310	13,872
Operating income	4,612	5,860	5,961	4,717	3,933
Interest and other debt expense, net	666	665	847	1,437	597
Earnings from continuing operations, before income taxes and minority interest	3,946	5,195	5,114	3,280	3,336
Pre-tax profit margin from continuing operations	12.3%	17.0%	17.5%	11.4%	14.7%
Provision for income taxes	1,274	1,812	1,813	1,484	1,380
Minority interest in earnings from continuing operations, net	3	4	4	—	—
(Loss) earnings from discontinued operations, net of income taxes	(4)	97	97	86	45

Net earnings	2,665	3,476	3,394	1,882	2,001
Basic EPS:
Continuing operations	1.56	1.95	1.90	1.12	1.35
Discounted operations	—	0.06	0.06	0.05	0.03
Net earnings	1.56	2.01	1.96	1.17	1.38
Diluted EPS:
Continuing operations	1.55	1.95	1.90	1.12	1.35
Discontinued operations	—	0.06	0.06	0.05	0.03
Net earnings	1.55	2.01	1.96	1.17	1.38
Dividends declared per share	0.77	0.66	0.56	0.26	—
Weighted average shares (millions)—Basic	1,709	1,727	1,734	1,610	1,455
Weighted average shares (millions)—Diluted	1,714	1,728	1,736	1,610	1,455

Capital expenditures	1,006	1,085	1,184	1,101	906
Depreciation	868	804	709	680	499
Property, plant and equipment, net	9,985	10,155	9,559	9,109	9,405
Inventories	3,447	3,343	3,382	3,026	3,041
Total assets	59,928	59,285	57,100	55,798	52,071
Long-term debt	9,723	11,591	10,416	8,134	2,695
Notes payable to Altria Group, Inc. and affiliates	—	—	2,560	5,000	21,407
Total debt	12,518	13,462	14,443	16,007	25,826

Total deferred income taxes	5,101	5,175	4,917	4,565	942
Shareholders' equity	29,911	28,530	25,832	23,478	14,048
Common dividends declared as a % of Basic EPS	49.4%	32.8%	28.6%	22.2%	—
Common dividends declared as a % of Diluted EPS	49.7%	32.8%	28.6%	22.2%	—
Book value per common share outstanding	17.54	16.57	14.92	13.53	9.65
Market price per Class A common share—high/low	36.06-29.45	39.40-26.35	43.95-32.50	35.57-29.50	—

Closing price of Class A common share at year end	35.61	32.22	38.93	34.03	—
Price/earnings ratio at year end—Basic	23	16	20	29	—
Price/earnings ratio at year end—Diluted	23	16	20	29	—
Number of common shares outstanding at year end (millions)	1,705	1,722	1,731	1,735	1,455
Number of employees	98,000	106,000	109,000	114,000	117,000

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of the Company

        The Company manufactures and markets packaged food products, consisting principally of beverages, cheese, snacks, convenient meals and various packaged grocery products. Kraft manages and reports operating results through two units, Kraft North America Commercial and Kraft International Commercial. Reportable segments for Kraft North America Commercial are organized and managed principally by product category. Kraft International Commercial's operations are organized and managed by geographic location. At December 31, 2004, Altria Group, Inc. held 98.0% of the combined voting power of Kraft's outstanding capital stock and owned 85.4% of the outstanding shares of Kraft's capital stock.

        On November 15, 2004, the Company announced the sale of substantially all of its sugar confectionery business for approximately $1.5 billion. The transaction, which is subject to regulatory approval, is expected to be completed in the second quarter of 2005. The Company has reflected the results of its sugar confectionery business as discontinued operations on the consolidated statements of earnings for all years presented. Accordingly, historical statements of earnings amounts included in Management's Discussion and Analysis of Financial Condition and Results of Operations have been restated to reflect the discontinued operation. The assets related to the sugar confectionery business were reflected as assets of discontinued operations held for sale on the consolidated balance sheet at December 31, 2004.

        During January 2004, the Company announced a new global organization structure, which resulted in new segments. During the fourth quarter of 2004, following the sale of its sugar confectionery business, the Company realigned its North American segments. Kraft North America Commercial's new segments, which are reflected in this Management's Discussion and Analysis, are U.S. Beverages; U.S. Cheese, Canada & North America Foodservice; U.S. Convenient Meals; U.S. Grocery; and U.S. Snacks & Cereals. Kraft International Commercial's segments are Europe, Middle East & Africa; and Latin America & Asia Pacific. The new segment structure in North America reflects a shift of certain divisions and brands between segments to more closely align these businesses to consumer sectors, to provide more focus on the separate beverage and grocery businesses, and to benefit from synergies in grain based products. Historical data have been restated to reflect the new segment structure.

Executive Summary

        The following executive summary is intended to provide significant highlights of the Discussion and Analysis that follows.

        Consolidated Operating Results—The changes in the Company's earnings from continuing operations and diluted earnings per share ("EPS") from continuing operations for the year ended

December 31, 2004 from the year ended December 31, 2003 were due primarily to the following (in millions, except per share data):

	Earnings from Continuing Operations	Diluted EPS from Continuing Operations
For the year ended December 31, 2003	$3,379	$1.95
Asset impairment, exit and implementation costs	(459)	(0.27)
Lower effective income tax rate	106	0.06
Currency	64	0.04
Gains on sales of businesses, net	(22)	(0.01)
Shares outstanding		0.01
Operations	(399)	(0.23)

For the year ended December 31, 2004	$2,669	$1.55

        See discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

        The unfavorable impact of asset impairment, exit and implementation costs on net earnings and diluted EPS is due primarily to the following:

        Restructuring Program—In January 2004, the Company announced a three-year restructuring program. As part of this program, the Company anticipates the closing or sale of up to twenty plants and the elimination of approximately six thousand positions. From 2004 through 2006, the Company expects to incur up to $1.2 billion in pre-tax charges, reflecting asset disposals, severance and other implementation costs, including pre-tax charges of $641 million incurred in 2004. Included in the $641 million are asset impairment and exit costs of $583 million for the restructuring program and $58 million of implementation costs associated with the restructuring program, of which $8 million was included in loss from discontinued operations on the consolidated statement of earnings.

        In November 2004, the Company completed a valuation of its equity investment in a joint venture in Turkey following the determination that a non-temporary decline in value had occurred. This valuation resulted in a $47 million non-cash pre-tax charge.

        For further details, see Note 3 to the Consolidated Financial Statements and the Business Environment section of the following Discussion and Analysis.

        Lower Effective Income Tax Rate—The Company's reported effective income tax rate decreased by 2.6 percentage points to 32.3%, resulting from an $81 million favorable resolution of an outstanding tax item, the majority of which occurred in the third quarter of 2004, and the reversal of $35 million of tax accruals that are no longer required due to tax events that occurred during the first quarter of 2004.

        Currency—The favorable currency impact on net earnings and diluted EPS is due primarily to the weakness of the U.S. dollar versus the euro and the Canadian dollar.

        Continuing Operations—The decrease in results from continuing operations was due primarily to the following:

  •
  Lower income at Kraft North America Commercial, reflecting higher commodity costs, increased promotional programs and higher benefit costs, partially offset by higher pricing and favorable volume/mix.

  •
  Lower income at Kraft International Commercial, reflecting higher costs, including benefits, promotional programs and commodity costs.

        For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

        2005 Forecasted Results—In January 2005, the Company announced that it expects 2005 full-year diluted EPS from net earnings in a range of $1.60 to $1.65. This forecast includes anticipated charges of $0.18 for costs related to its restructuring program and $0.12 in one-time impacts upon completion of divestitures, and reflects approximately $0.04 in ongoing dilution from divestitures. The Company also announced that it expects 2005 full-year diluted EPS on a continuing operations basis in a range of $1.75 to $1.80. The factors described in the section entitled Forward-Looking and Cautionary Statements in Part I, Item 1 of this Annual Report on Form 10-K represent continuing risks to these forecasts.

Discussion and Analysis

Critical Accounting Policies and Estimates

        Note 2 to the consolidated financial statements includes a summary of the significant accounting policies and methods used in the preparation of the Company's consolidated financial statements. In most instances, the Company must use an accounting policy or method because it is the only policy or method permitted under accounting principles generally accepted in the United States of America ("U.S. GAAP").

        The preparation of all financial statements includes the use of estimates and assumptions that affect a number of amounts included in the Company's financial statements, including, among other things, employee benefit costs and income taxes. The Company bases its estimates on historical experience and other assumptions that it believes are reasonable. If actual amounts are ultimately different from previous estimates, the revisions are included in the Company's consolidated results of operations for the period in which the actual amounts become known. Historically, the aggregate differences, if any, between the Company's estimates and actual amounts in any year have not had a significant impact on the Company's consolidated financial statements.

        The selection and disclosure of the Company's critical accounting policies and estimates have been discussed with the Company's Audit Committee. The following is a review of the more significant assumptions and estimates, as well as the accounting policies and methods used in the preparation of the Company's consolidated financial statements:

        Employee Benefit Plans.    As discussed in Note 15 to the consolidated financial statements, the Company provides a range of benefits to its employees and retired employees, including pensions, postretirement health care benefits and postemployment benefits (primarily severance). The Company records amounts relating to these plans based on calculations specified by U.S. GAAP, which include various actuarial assumptions, such as discount rates, assumed rates of return on plan assets, compensation increases, turnover rates and health care cost trend rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. As permitted by U.S. GAAP, the effect of the modifications is generally amortized over future periods. The Company believes that the assumptions utilized in recording its obligations under its plans, which are presented in Note 15 to the consolidated financial statements, are reasonable based on its experience and advice from its actuaries.

        During the years ended December 31, 2004, 2003 and 2002, the Company recorded the following amounts in the consolidated statements of earnings for employee benefit plans:

	2004	2003	2002
	(in millions)
U.S. pension plan cost (income)	$46	$(46)	$(33)
Non-U.S. pension plan cost	93	74	47
Postretirement health care cost	237	229	217
Postemployment benefit plan cost	167	6	35
Employee savings plan cost	92	84	64

Net expense for employee benefit plans	$635	$347	$330

        The 2004 net expense for employee benefit plans of $635 million increased by $288 million over the 2003 amount. This cost increase primarily relates to increased postemployment benefit costs, resulting from several workforce reduction programs during 2004 as part of the overall restructuring program ($167 million), and a lowering of the Company's discount rate assumption on its pension and postretirement benefit plans, partially offset by the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 discussed below. The 2003 net expense for employee benefit plans of $347 million increased by $17 million over the 2002 amount. This cost increase primarily relates to higher settlement losses in the U.S. pension plan, a lowering of the Company's discount rate assumption on its pension and postretirement benefit plans, increased amortization of deferred losses, as well as higher matching of employee contributions in the savings plan, partially offset by $148 million of costs in 2002 associated with voluntary early retirement and integration programs.

        In December 2003, the United States enacted into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"). The Act establishes a prescription drug benefit under Medicare, known as "Medicare Part D," and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

        In May 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-2"). FSP 106-2 requires companies to account for the effect of the subsidy on benefits attributable to past service as an actuarial experience gain and as a reduction of the service cost component of net postretirement health care costs for amounts attributable to current service, if the benefit provided is at least actuarially equivalent to Medicare Part D.

        The Company adopted FSP 106-2 in the third quarter of 2004. The impact of adoption for 2004 was a reduction of pre-tax net postretirement health care costs and an increase in net earnings of $24 million. In addition, as of July 1, 2004, the Company reduced its accumulated postretirement benefit obligation for the subsidy related to benefits attributed to past service by $315 million and decreased its unrecognized actuarial losses by the same amount.

        At December 31, 2004, for the U.S. pension and postretirement plans, the Company reduced its discount rate assumption from 6.25% to 5.75% and modified its health care cost trend rate assumption. At December 31, 2004, the Company reduced its long-term rate of return assumption from 9.0% to 8.0% based on the investment return of its pension assets, which are primarily in U.S. equity securities. The Company presently anticipates that these assumption changes, coupled with the amortization of lower returns on pension fund assets in prior years, partially offset by the full year effect of adopting Medicare Part D, will result in an increase in 2005 pre-tax benefit expense of approximately $200 million, or approximately $0.08 per share. The expected increase in benefit expense is prior to the consideration of any impact of the three-year restructuring program announced in January 2004. While the Company does not presently anticipate a change in its 2005 assumptions, a fifty-basis point decline (increase) in the Company's discount rate would increase (decrease) the Company's pension and postretirement expense by approximately $65 million. Similarly, a fifty-basis point decrease (increase) in the expected return on plan assets would increase (decrease) the Company's pension expense for the U.S. pension plans by approximately $31 million. See Note 15 to the consolidated financial statements for a sensitivity discussion of the assumed health care cost trend rates.

        Revenue Recognition.    As required by U.S. GAAP, the Company recognizes revenues, net of sales incentives, and including shipping and handling charges billed to customers, upon shipment of goods when title and risk of loss pass to customers. Shipping and handling costs are classified as part of cost of sales. Provisions and allowances for estimated sales returns and bad debts are also recorded in the Company's consolidated financial statements. The amounts recorded for these provisions and related allowances are not significant to the Company's consolidated financial position or results of operations.

        Depreciation, Amortization and Goodwill Valuation.    The Company depreciates property, plant and equipment and amortizes definite life intangibles using straight-line methods over the estimated useful lives of the assets.

        The Company is required to conduct an annual review of goodwill and intangible assets for potential impairment. Goodwill impairment testing requires a comparison between the carrying value and fair value of each reporting unit. If the carrying value exceeds the fair value, goodwill is considered impaired. The amount of impairment loss is measured as the difference between the carrying value and implied fair value of goodwill, which is determined using discounted cash flows. Impairment testing for non-amortizable intangible assets requires a comparison between fair value and carrying value of the intangible asset. If the carrying value exceeds fair value, the intangible asset is considered impaired and is reduced to fair value. These calculations may be affected by the market conditions noted below in the Business Environment section, as well as interest rates and general economic conditions. During 2004, the Company completed its annual review of goodwill and intangible assets. This review resulted in a $29 million non-cash pre-tax charge related to intangible asset impairments for a small confectionery business in the United States and certain brands in Mexico. A portion of this charge, $12 million, was recorded as asset impairment and exit costs on the consolidated statement of earnings. The remainder of the charge, $17 million, is included in discontinued operations.

        Impairment of Long-Lived Assets.    The Company reviews long-lived assets, including amortizable intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company performs undiscounted operating cash flow analyses to determine if an impairment exists. For purposes of recognition and measurement of an impairment for assets held for use, the Company groups assets and liabilities at the lowest level for which cash flows are separately identifiable. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal.

        Marketing and Advertising Costs.    As required by U.S. GAAP, the Company records marketing costs as an expense in the year to which such costs relate. The Company does not defer amounts on its year-end consolidated balance sheet with respect to marketing costs. The Company expenses advertising costs as incurred. Consumer incentive and trade promotion activities are recorded as a reduction of revenues based on amounts estimated as being due to customers and consumers at the end of a period, based principally on historical utilization and redemption rates. For interim reporting purposes, advertising and consumer incentive expenses are charged to operations as a percentage of volume, based on estimated volume and related expense for the full year.

        Related Party Transactions.    As discussed in Note 4 to the consolidated financial statements, Altria Group, Inc.'s subsidiary, Altria Corporate Services, Inc., provides the Company with various services, including planning, legal, treasury, accounting, auditing, insurance, human resources, office of the secretary, corporate affairs, information technology, aviation and tax services. Billings for these services, which were based on the cost to Altria Corporate Services, Inc. to provide such services and a management fee, were $310 million, $318 million and $327 million for the years ended December 31, 2004, 2003 and 2002, respectively. These costs were paid to Altria Corporate Services, Inc. monthly. Although the cost of these services cannot be quantified on a stand-alone basis, management has assessed that the billings are reasonable based on the level of support provided by Altria Corporate Services, Inc., and that they reflect all services provided. The cost and nature of the services are reviewed annually by the Company's Audit Committee, which is comprised of independent directors. The effects of these transactions are included in operating cash flows in the Company's consolidated statements of cash flows.

        In December 2004, the Company purchased two corporate aircraft from Altria Corporate Services, Inc. for an aggregate purchase price of approximately $47 million. The Company also entered into an Aircraft Management Agreement with Altria Corporate Services, Inc. in December 2004, pursuant to which Altria Corporate Services, Inc. agreed to perform aircraft management, pilot services, maintenance and other aviation services for the Company.

        During 2004, Altria Corporate Services, Inc. provided to the Company certain financial services, including payroll and accounts payable processing, at a cost of approximately $25 million, which was included in the $310 million charge shown above. Beginning in 2005, the Company will perform these functions for itself at a similar cost.

        At December 31, 2004 and 2003, the Company had short-term amounts payable to Altria Group, Inc. of $227 million and $543 million, respectively. Interest on these borrowings is based on the applicable London Interbank Offered Rate.

        Income Taxes.    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." The accounts of the Company are included in the consolidated federal income tax return of Altria Group, Inc. Income taxes are generally computed on a separate company basis. To the extent that foreign tax credits, capital losses and other credits generated by the Company, which cannot currently be utilized on a separate company basis, are utilized in Altria Group, Inc.'s consolidated federal income tax return, the benefit is recognized in the calculation of the Company's provision for income taxes. Based on the Company's current estimate, this benefit is calculated to be approximately $70 million, $100 million and $240 million for the years ended December 31, 2004, 2003 and 2002, respectively. The benefit is dependent on a variety of tax attributes that have a tendency to vary year to year. The Company makes payments to, or is reimbursed by, Altria Group, Inc. for the tax effects resulting from its inclusion in Altria Group, Inc.'s consolidated federal income tax return. The provision for income taxes is based on domestic and international statutory income tax rates and tax planning opportunities available to the Company in the jurisdictions in which it operates. Significant judgment is required in determining income tax provisions and in evaluating tax positions. The Company establishes additional provisions for income taxes when, despite the belief that existing tax positions are fully supportable, there remain certain positions that are likely to be challenged and that may not be sustained on review by tax authorities. The Company adjusts these additional accruals in light of changing facts and circumstances. The consolidated tax provision includes the impact of changes to accruals that are considered appropriate, as well as the related net interest. If the Company's filing positions are ultimately upheld under audits by respective taxing authorities, it is possible that the provision for income taxes in future years may reflect favorable adjustments.

        On October 22, 2004, the American Jobs Creation Act ("the Jobs Act") was signed into law. The Jobs Act provides for a deduction of 85% of certain foreign earnings that are repatriated. The Company may elect to apply this provision to qualifying earnings repatriations in 2005 and is conducting analyses of its effects. The U.S. Treasury Department recently provided additional clarifying language on key elements of the provision, which is under consideration as part of the Company's evaluation. The

Company expects to complete its evaluation of the effects of the repatriation provision within a reasonable period of time. The Company does not expect the repatriation provisions of the Jobs Act to have a significant impact on its consolidated results of operations or its consolidated cash flows.

        The Jobs Act also provides tax relief to U.S. domestic manufacturers by providing a tax deduction of up to 9% of the lesser of "qualified production activities income" or taxable income. In December 2004, the FASB issued FASB Staff Position 109-1, "Application of FASB Statement No. 109, 'Accounting for Income Taxes,' to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" ("FSP 109-1"). FSP 109-1 requires companies to account for this deduction as a "special deduction" rather than a rate reduction, in accordance with SFAS No. 109, and therefore, the Company will recognize these benefits, which are not expected to be significant, in the year earned.

        Consolidation.    The consolidated financial statements include Kraft Foods Inc., as well as its wholly-owned and majority-owned subsidiaries. Investments in which Kraft Foods Inc. exercises significant influence (20%—50% ownership interest), are accounted for under the equity method of accounting. Investments in which Kraft Foods Inc. has an ownership interest of less than 20%, or does not exercise significant influence, are accounted for with the cost method of accounting. All intercompany transactions and balances have been eliminated.

Business Environment

        The Company is subject to a number of challenges that may adversely affect its businesses. These challenges, which are discussed below and under the "Forward-Looking and Cautionary Statements" section in Part I, Item 1 of this Annual Report on Form 10-K, include:

  •
  fluctuations in commodity prices;

  •
  movements of foreign currencies;

  •
  competitive challenges in various products and markets, including price gaps with competitor products and the increasing price-consciousness of consumers;

  •
  a rising cost environment;

  •
  a trend toward increasing consolidation in the retail trade and consequent pricing pressure and inventory reductions;

  •
  a growing presence of hard discount retailers, primarily in Europe, with an emphasis on own-label products;

  •
  changing consumer preferences, including diet trends;

  •
  competitors with different profit objectives and less susceptibility to currency exchange rates; and

  •
  concerns and/or regulations regarding food safety, quality and health, including genetically modified organisms, trans-fatty acids and obesity. Increased government regulation of the food industry could result in increased costs to the Company.

        Fluctuations in commodity prices can lead to retail price volatility and intense price competition, and can influence consumer and trade buying patterns. During 2004, the Company's commodity costs on average have been higher than those incurred in 2003 (most notably dairy, coffee, meat, nuts, energy and packaging), and have adversely affected earnings. Dairy costs rose to historical highs during the first half of 2004, but have moderated during the second half of 2004. For 2004, the Company had a negative pre-tax impact from all commodities of approximately $930 million as compared with 2003.

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

        To build its business while confronting these challenges, the Company operates with seven business strategies: 1) build superior consumer brand value; 2) build shopper demand through superior customer collaboration; 3) transform the portfolio; 4) expand global scale; 5) drive out costs and assets; 6) strengthen employee and organizational excellence; and 7) act responsibly.

        The first strategy—to build superior consumer brand value—involves improving the Company's products, using more value-added packaging, developing innovative new products and managing price gaps effectively. During 2004, the Company increased marketing spending by approximately $460 million versus 2003 to manage price gaps, to increase media presence, to drive growth, to enhance brand equity and to support new products.

        The second strategy—to build shopper demand through superior customer collaboration—recognizes the importance of the Company's retail partners in fulfilling its vision. The Company works together with its customers to better understand consumer behavior in their stores, to develop in-store programs that increase shopper demand, and to reduce costs through more efficient store delivery systems.

        The third strategy is to transform the portfolio. Through innovation, investment, acquisition and divestiture, the Company is accelerating the shift in its portfolio toward businesses—whether global, regional or local—that offer the Company a sustainable competitive advantage, and will better enable its management to focus on opportunities that meet consumer needs and create long-term value for the Company.

        In particular, the Company is responding to growing consumer demand for products that meet health and wellness and convenience needs. The Company is enhancing the nutrition profile of its portfolio by creating new products and by reformulating existing products, including reducing or eliminating trans-fat wherever possible. The Company is addressing convenience needs by offering more convenient packaging, such as single-serve and resealable packaging, and products requiring reduced preparation.

        The fourth strategy—to expand the Company's global scale—focuses on improving its growth prospects in key developing markets that offer the greatest growth potential. In particular, the Company is expanding its marketing and infrastructure investments in large, growing markets, such as China, Brazil, Mexico and Russia.

        The fifth strategy—to drive out costs and assets—includes the Company's announced three-year restructuring program, with the objectives of realigning and lowering its cost structure and optimizing capacity utilization. As part of this program (which is discussed further in Note 3 to the consolidated financial statements), the Company anticipates the closing or sale of up to twenty plants and the elimination of approximately six thousand positions. From 2004 through 2006, the Company expects to incur up to $1.2 billion in pre-tax charges, reflecting asset disposals, severance and other implementation costs, including $641 million incurred in 2004. Approximately one-half of the pre-tax charges are expected to require cash payments.

        In addition, the Company expects to incur approximately $140 million in capital expenditures from 2004 through 2006 to implement the restructuring program, including $46 million spent in 2004. Cost savings as a result of the restructuring program were approximately $127 million in 2004, are expected to increase by an incremental amount between $120 million and $140 million in 2005, and are anticipated to reach annualized cost savings of approximately $400 million by 2006, all of which are expected to be used in supporting brand-building initiatives.

        The sixth strategy—to strengthen employee and organizational excellence—reflects the need to develop organizational capabilities and support employees in meeting the Company's business challenges, wherever they work. In this regard, during 2004 the Company completed a reorganization and resource alignment for a new global structure. In addition, a new vision for the organization—to help people around the world eat and live better—was introduced, while human resource policies, processes and practices were harmonized across the Company.

        The final strategy is to act responsibly. As the Company strives for sustainable growth, it seeks business success in ways that honor ethical and legal standards and that respect people, communities and the natural environment. This strategy includes a commitment to strong compliance and integrity programs and sound corporate governance, as well as a number of health and wellness initiatives, such as enhanced nutrition labeling, the development and funding of community-based programs and voluntary limitations on advertising to younger children. It also includes taking steps to contribute to the sustainability of the Company's agricultural supply base through several programs with respected international and local partners. The Company outlines its commitment to corporate responsibility in the Kraft Code of Conduct for employees and at www.kraft.com/responsibility/home.aspx.

Acquisitions and Dispositions:

        One element of the third strategy is to strengthen the Company's brand portfolios through disciplined programs of selective acquisitions and divestitures. The Company is constantly reviewing potential acquisition candidates and from time to time sells businesses to accelerate the shift in its portfolio toward businesses—whether global, regional or local—that offer the Company a sustainable competitive advantage. The impact of any future acquisition or divestiture could have a material impact on the Company's consolidated financial position, results of operations or cash flows.

        On November 15, 2004, the Company announced the sale of substantially all of its sugar confectionery business for approximately $1.5 billion. The proposed sale includes the Life Savers, Creme Savers, Altoids, Trolli and Sugus brands. The transaction, which is subject to regulatory approval, is expected to be completed in the second quarter of 2005. The Company has reflected the results of its sugar confectionery business as discontinued operations on the consolidated statements of earnings for all years presented. The assets related to the sugar confectionery business were reflected as assets of discontinued operations held for sale on the consolidated balance sheet at December 31, 2004. In addition, the Company anticipates additional tax expense of approximately $270 million to be recorded as a loss on sale of discontinued operations in 2005. In accordance with the provisions of SFAS No. 109, the tax expense will be recorded when the transaction is consummated.

        During 2004, the Company acquired a U.S.-based beverage business for a total cost of $137 million. During 2003, the Company acquired a biscuits business in Egypt and trademarks associated with a small U.S.-based natural foods business. The total cost of these and other smaller acquisitions was $98 million. During 2002, the Company acquired a snacks business in Turkey and a biscuits business in Australia. The total cost of these and other smaller acquisitions was $122 million.

        During 2004, the Company sold a Brazilian snack nuts business and trademarks associated with a candy business in Norway. The aggregate proceeds received from the sale of these businesses were $18 million, on which pre-tax losses of $3 million were recorded. In December 2004, the Company announced the sale of its U.K. desserts business for approximately $135 million, which is expected to result in an estimated gain of $0.04 per share. The transaction closed in the first quarter of 2005. The Company also announced in December 2004, the sale of its yogurt business for approximately $59 million, which is expected to result in an after-tax loss of approximately $12 million ($5 million in 2004, with the remainder at closing). The transaction, which is also subject to regulatory approval, is expected to be completed in the first quarter of 2005.

        During 2003, the Company sold a European rice business and a branded fresh cheese business in Italy. The aggregate proceeds received from sales of businesses were $96 million, on which the Company recorded pre-tax gains of $31 million.

        During 2002, the Company sold several small North American food businesses, some of which had been previously classified as businesses held for sale arising from the acquisition of Nabisco. In addition, the Company sold its Latin American yeast and industrial bakery ingredients business for approximately $110 million and recorded a pre-tax gain of $69 million. The aggregate proceeds received from sales of businesses were $219 million, on which the Company recorded pre-tax gains of $80 million.

        The operating results of the businesses acquired and sold, excluding the sugar confectionery business, were not material to the Company's consolidated financial position, results of operations or cash flows in any of the periods presented.

Consolidated Operating Results

	For the Years Ended December 31,
	2004	2003	2002
	(in millions)
Volume (in pounds):
U.S. Beverages	2,968	2,634	2,444
U.S. Cheese, Canada & North America Foodservice	4,527	4,373	4,273
U.S. Convenient Meals	2,205	2,171	2,164
U.S. Grocery	1,690	1,678	1,688
U.S. Snacks & Cereals	2,424	2,389	2,476

Total Kraft North America Commercial	13,814	13,245	13,045

Europe, Middle East & Africa	2,915	2,953	2,943
Latin America & Asia Pacific	2,273	2,295	2,366

Total Kraft International Commercial	5,188	5,248	5,309

Volume (in pounds)	19,002	18,493	18,354

Net revenues:
U.S. Beverages	$2,555	$2,433	$2,338
U.S. Cheese, Canada & North America Foodservice	7,420	6,716	6,399
U.S. Convenient Meals	4,250	4,058	3,974
U.S. Grocery	2,425	2,388	2,356
U.S. Snacks & Cereals	5,410	5,342	5,422

Total Kraft North America Commercial	22,060	20,937	20,489

Europe, Middle East & Africa	7,522	7,014	6,174
Latin America & Asia Pacific	2,586	2,547	2,585

Total Kraft International Commercial	10,108	9,561	8,759

Net revenues	$32,168	$30,498	$29,248

Operating income:
Operating companies income:
U.S. Beverages	$479	$630	$576
U.S. Cheese, Canada & North America Foodservice	989	1,271	1,255
U.S. Convenient Meals	771	817	783
U.S. Grocery	894	894	881
U.S. Snacks & Cereals	737	1,046	1,169
Europe, Middle East & Africa	683	1,002	953
Latin America & Asia Pacific	250	391	513
Amortization of intangibles	(11)	(9)	(7)
General corporate expenses	(180)	(182)	(162)

Operating income	$4,612	$5,860	$5,961

	For the Years Ended December 31,
	2004	2003	2002
	(in millions, except per share data)
Net Earnings:
Earnings from continuing operations	$2,669	$3,379	$3,297
(Loss) earnings from discontinued operations, net of income taxes	(4)	97	97

Net earnings	$2,665	$3,476	$3,394

Weighted average shares for diluted earnings per share	1,714	1,728	1,736

Diluted earnings per share:
Continuing operations	$1.55	$1.95	$1.90
Discontinued operations		0.06	0.06

Net earnings	$1.55	$2.01	$1.96

        Operating income was affected by the following items during 2004, 2003 and 2002:

  •
  Asset impairment, exit and implementation costs—As discussed in Note 3 to the consolidated financial statements, during 2004, the Company recorded $603 million of asset impairment and exit costs on its consolidated statement of earnings. The Company also recorded $50 million of pre-tax implementation costs and $47 million of pre-tax impairment charges relating to its equity investment in a joint venture in Turkey.

The pre-tax asset impairment, exit and implementation costs for the year ended December 31, 2004, were included in the operating companies income of the following segments:

	For the Year Ended December 31, 2004
	Restructuring Costs	Asset Impairment	Total Asset Impairment and Exit Costs	Equity Impairment and Implementation Costs	Total
	(in millions)
U.S. Beverages	$9	$—	$9	$4	$13
U.S. Cheese, Canada & North America Foodservice	103	8	111	8	119
U.S. Convenient Meals	41		41	4	45
U.S. Grocery	8		8	6	14
U.S. Snacks & Cereals	222		222	18	240
Europe, Middle East & Africa	180		180	56	236
Latin America & Asia Pacific	20	12	32	1	33

Total—Continuing Operations	$583	$20	$603	$97	$700

        During 2003, the Company recorded a pre-tax charge of $6 million for asset impairment and exit costs related to the closure of a Nordic snacks plant. During 2002, the Company recorded a pre-tax charge of $142 million related to employee acceptances under a voluntary retirement program.

Approximately 700 employees elected to retire or terminate employment under the program. These charges were included in the operating companies income of the following segments:

	For the Years Ended December 31,
	2003	2002
	(in millions)
U.S. Beverages		$27
U.S. Cheese, Canada & North America Foodservice		43
U.S. Convenient Meals		36
U.S. Grocery		20
U.S. Snacks & Cereals		9
Europe, Middle East & Africa	$6	5
Latin America & Asia Pacific		2

Asset impairment and exit costs	$6	$142

  •
  Losses (Gains) on Sales of Businesses—During 2004, the Company sold a Brazilian snack nuts business and trademarks associated with a candy business in Norway for aggregate pre-tax losses of $3 million. During 2003, the Company sold a European rice business and a branded fresh cheese business in Italy for aggregate pre-tax gains of $31 million. During 2002, the Company sold its Latin American yeast and industrial bakery ingredients business, resulting in a pre-tax gain of $69 million, and several small food businesses, resulting in pre-tax gains of $11 million. These pre-tax losses (gains) were included in the operating companies income of the following segments:

	For the Years Ended December 31,
	2004	2003	2002
	(in millions)
U.S. Grocery	$—	$—	$(8)
Europe, Middle East & Africa	(5)	(31)
Latin America & Asia Pacific	8		(72)

Losses (gains) on sales of businesses	$3	$(31)	$(80)

  •
  Integration Costs and a Loss on Sale of a Food Factory—During 2003, the Company reversed $13 million related to integration charges recorded in 2002 and 2001. During 2002, the Company recorded pre-tax integration-related charges of $115 million to consolidate production lines in North America, close a Kraft facility and for other consolidation programs. In addition, during 2002, the Company reversed $4 million related to the loss on sale of a food factory. These items were included in the operating companies income of the following segments:

	For the Years Ended December 31,
	2003	2002
	(in millions)
U.S. Beverages	$(3)	$55
U.S. Cheese, Canada & North America Foodservice	(1)	7
U.S. Convenient Meals	(2)	27
U.S. Grocery	(7)	3
U.S. Snacks & Cereals		2
Latin America & Asia Pacific		17

Integration costs and a loss on sale of a food factory	$(13)	$111

        As discussed in Note 14 to the consolidated financial statements, the Company's management uses operating companies income, which is defined as operating income before general corporate expenses and amortization of intangibles, to evaluate segment performance and allocate resources. Management believes it is appropriate to disclose this measure to help investors analyze the business performance and trends of the various business segments.

2004 compared with 2003

        The following discussion compares consolidated operating results for 2004 with 2003.

        Volume increased 509 million pounds (2.8%), due primarily to acquisitions and increased shipments in the U.S. Cheese, Canada & North America Foodservice segment, partially offset by the impact of divested businesses.

        Net revenues increased $1,670 million (5.5%), due primarily to favorable currency ($838 million), higher volume/mix ($560 million), higher net pricing ($265 million, reflecting commodity-driven pricing, partially offset by increased promotional spending) and the impact of acquisitions ($140 million), partially offset by the impact of divested businesses ($126 million).

        Operating income decreased $1,248 million (21.3%), due primarily to the pre-tax charges for asset impairment and exit costs ($597 million), unfavorable costs, net of higher pricing ($442 million, due primarily to higher commodity costs and increased promotional spending), higher marketing, administration and research costs ($306 million), the 2004 implementation costs associated with the restructuring program ($50 million), the 2004 equity investment impairment charge relating to a joint venture in Turkey ($47 million), the unfavorable net impact related to gains and losses on the sales of businesses ($34 million), higher fixed manufacturing costs ($23 million, including higher benefit costs) and the impact of divestitures ($18 million), partially offset by higher volume/mix ($187 million) and favorable currency ($98 million).

        Currency movements increased net revenues by $838 million and operating income by $98 million. These increases were due primarily to the weakness of the U.S. dollar against the euro and the Canadian dollar.

        The Company's reported effective income tax rate decreased by 2.6 percentage points to 32.3%, resulting from an $81 million favorable resolution of an outstanding tax item, the majority of which occurred in the third quarter of 2004, and the reversal of $35 million of tax accruals that are no longer required due to tax events that occurred during the first quarter of 2004.

        Earnings from continuing operations of $2,669 million decreased $710 million (21.0%), due primarily to lower operating income, partially offset by a lower effective income tax rate. Diluted EPS from continuing operations, which was $1.55, decreased by 20.5%.

        Earnings from discontinued operations, net of income tax, decreased $101 million, resulting in a net loss of $4 million in 2004. The decrease was due primarily to pre-tax non-cash asset impairment charges in 2004 of $107 million ($69 million after-tax) and an intangible pre-tax asset impairment charge of $17 million ($11 million after-tax).

        Net earnings of $2,665 million decreased $811 million (23.3%). Diluted EPS from net earnings, which was $1.55, decreased by 22.9%.

2003 compared with 2002

        The following discussion compares consolidated operating results for 2003 with 2002.

        Volume increased 139 million pounds (0.8%), due primarily to increased shipments in the U.S. Beverages segment and the U.S. Cheese, Canada & North America Foodservice segment, growth in developing markets and the impact of acquisitions, partially offset by the impact of divested businesses, lower consumption in certain categories, particularly U.S. cookies, trade inventory reductions, price competition and the impact of a weaker global economy.

        Net revenues increased $1,250 million (4.3%), due to favorable currency ($726 million), higher pricing ($477 million, reflecting higher commodity and currency devaluation-driven cost increases, partially offset by higher promotional spending), higher volume/mix ($75 million) and the impact of acquisitions ($59 million), partially offset by the impact of divested businesses ($87 million).

        Operating income decreased $101 million (1.7%), due primarily to higher fixed manufacturing costs ($113 million, including higher benefit costs), higher marketing, administration and research costs ($106 million), unfavorable costs, net of higher pricing ($77 million, due primarily to higher commodity costs and increased promotional spending), unfavorable volume/mix ($74 million), the impact of gains on sales of businesses ($49 million) and the impact of divestitures ($18 million), partially offset by the impact of lower pre-tax charges for asset impairment and exit costs ($136 million) and the impact from integration costs and a loss on sale of a food factory ($124 million) and favorable currency ($93 million). The higher benefit costs were primarily related to pension and stock compensation costs.

        Currency movements increased net revenues by $726 million and operating income by $93 million. These increases were due primarily to the weakening of the U.S. dollar against the euro, the Canadian dollar and other currencies, partially offset by the strength of the U.S. dollar against certain Latin American currencies.

        Interest and other debt expense, net, decreased $182 million. This decrease is due to the Company's refinancing of notes payable to Altria Group, Inc. and the use of free cash flow to pay down debt.

        The Company's reported effective income tax rate decreased by 0.6 percentage points to 34.9%, due primarily to rate differences from foreign operations.

        Earnings from continuing operations of $3,379 million increased $82 million (2.5%), due primarily to lower interest expense and a lower effective income tax rate, partially offset by lower operating income. Diluted EPS from continuing operations, which was $1.95, increased by 2.6%.

        Net earnings of $3,476 million increased $82 million (2.4%). Diluted EPS from net earnings, which was $2.01, increased by 2.6%.

Operating Results by Reportable Segment

Kraft North America Commercial

	For the Years Ended December 31,
	2004	2003	2002
	(in millions)
Volume (in pounds):
U.S. Beverages	2,968	2,634	2,444
U.S. Cheese, Canada & North America Foodservice	4,527	4,373	4,273
U.S. Convenient Meals	2,205	2,171	2,164
U.S. Grocery	1,690	1,678	1,688
U.S. Snacks & Cereals	2,424	2,389	2,476

Volume (in pounds)	13,814	13,245	13,045

Net revenues:
U.S. Beverages	$2,555	$2,433	$2,338
U.S. Cheese, Canada & North America Foodservice	7,420	6,716	6,399
U.S. Convenient Meals	4,250	4,058	3,974
U.S. Grocery	2,425	2,388	2,356
U.S. Snacks & Cereals	5,410	5,342	5,422

Net revenues	$22,060	$20,937	$20,489

Operating companies income:
U.S. Beverages	$479	$630	$576
U.S. Cheese, Canada & North America Foodservice	989	1,271	1,255
U.S. Convenient Meals	771	817	783
U.S. Grocery	894	894	881
U.S. Snacks & Cereals	737	1,046	1,169

Operating companies income	$3,870	$4,658	$4,664

2004 compared with 2003

        The following discussion compares Kraft North America Commercial's operating results for 2004 with 2003.

        Volume increased 4.3%, due primarily to an acquisition in the U.S. Beverages segment and increased shipments in the U.S. Cheese, Canada & North America Foodservice segment.

        Net revenues increased $1,123 million (5.4%), due primarily to higher volume/mix ($537 million), higher net pricing ($312 million, reflecting commodity-driven price increases, partially offset by increased promotional spending), favorable currency ($164 million) and the impact of acquisitions ($117 million).

        Operating companies income decreased $788 million (16.9%), due primarily to the 2004 pre-tax charges for asset impairment and exit costs ($391 million), unfavorable costs, net of higher pricing ($356 million, including higher commodity costs and increased promotional spending), higher marketing, administration and research costs ($214 million, including higher benefit costs) and the 2004 implementation costs associated with the restructuring program ($40 million), partially offset by higher volume/mix ($197 million) and favorable currency ($29 million).

        The following discusses operating results within each of Kraft North America Commercial's reportable segments.

        U.S. Beverages.    Volume increased 12.7%, due primarily to the 2004 acquisition of a beverage business and new product introductions in refreshment beverages. In coffee, volume also increased, due to product quality improvements and the impact of an expanded distribution arrangement.

        Net revenues increased $122 million (5.0%), due primarily to the impact of acquisitions ($94 million) and higher volume/mix ($85 million), partially offset by increased promotional spending ($56 million).

        Operating companies income decreased $151 million (24.0%), due primarily to higher marketing, administration and research costs ($98 million), unfavorable costs and higher promotional spending ($85 million, including higher commodity costs), the 2004 pre-tax charges for asset impairment and exit costs ($9 million) and the 2004 implementation costs associated with the restructuring program ($4 million), partially offset by higher volume/mix ($49 million).

        U.S. Cheese, Canada & North America Foodservice.    Volume increased 3.5%, due primarily to higher volume in foodservice and cheese. Volume in the foodservice business increased, due primarily to an acquisition of a beverage business in 2004 and higher shipments to national accounts. Cheese volume also increased, benefiting from increased promotional spending.

        Net revenues increased $704 million (10.5%), due primarily to higher volume/mix ($272 million), higher pricing, net of higher promotional reinvestment spending in cheese ($248 million, reflecting commodity-driven pricing), favorable currency ($164 million) and the impact of acquisitions.

        Operating companies income decreased $282 million (22.2%), due primarily to unfavorable costs, net of higher pricing ($214 million, including higher commodity costs and increased promotional spending), the 2004 pre-tax charges for asset impairment and exit costs ($111 million), higher fixed manufacturing costs ($50 million, including higher benefit costs), higher marketing, administration and research costs ($26 million) and the 2004 implementation costs associated with the restructuring program ($8 million), partially offset by higher volume/mix ($99 million) and favorable currency ($29 million).

        U.S. Convenient Meals.    Volume increased 1.6%, due primarily to gains in meats and pizza, partially offset by lower shipments in meals. Meats volume increased driven by higher consumption of cold cuts, supported by higher investment spending. Pizza volume also increased, aided by new product introductions. In meals, volume declined due to the discontinuation of certain product lines in the second half of 2003.

        Net revenues increased $192 million (4.7%), due primarily to higher volume/mix ($114 million), higher pricing ($75 million, reflecting commodity-driven pricing in meats and pizza) and the impact of acquisitions.

        Operating companies income decreased $46 million (5.6%), due primarily to the 2004 pre-tax charges for asset impairment and exit costs ($41 million), higher marketing, administration and research costs ($38 million, including higher benefit costs), the impact of acquisitions ($5 million) and the 2004 implementation costs associated with the restructuring program ($4 million), partially offset by higher volume/mix ($40 million) and higher pricing, net of unfavorable costs ($7 million, including higher commodity costs).

        U.S. Grocery.    Volume increased 0.7%, due primarily to gains in enhancers, partially offset by a decline in desserts. Volume increased in enhancers, due primarily to mayonnaise and salad dressings. In desserts, volume declined, due primarily to lower shipments of fruit snacks, partially offset by higher shipments in frozen toppings.

        Net revenues increased $37 million (1.5%), due primarily to higher pricing and lower promotional spending ($34 million) and higher volume/mix.

        Operating companies income was equal to the prior year, as lower fixed manufacturing costs ($17 million) and higher volume/mix ($10 million) were offset by the 2004 pre-tax charges for asset impairment and exit costs ($8 million), the 2004 implementation costs associated with the restructuring program ($6 million), higher marketing, administration and research costs ($5 million) and unfavorable costs, net of higher pricing.

        U.S. Snacks & Cereals.    Volume increased 1.5%, as higher salted snacks and biscuits volume was partially offset by a decline in cereals. Salted snacks volume increased due to consumer nutrition trends and marketing programs in nuts. In biscuits, volume increased, driven by new product introductions. In cereals, volume declined due to low carbohydrate diet trends, which impacted the category, and increased competitive activity.

        Net revenues increased $68 million (1.3%), due primarily to higher volume/mix ($62 million) and higher pricing ($11 million, including the absence of high product returns associated with new products incurred in the prior year, partially offset by increased promotional spending).

        Operating companies income decreased $309 million (29.5%), due primarily to the 2004 pre-tax charges for asset impairment and exit costs ($222 million), unfavorable costs, net of higher pricing ($62 million, due to higher commodity costs and increased promotional spending), higher marketing, administration and research costs ($47 million) and the 2004 implementation costs associated with the restructuring program ($18 million), partially offset by lower fixed manufacturing costs ($40 million).

2003 compared with 2002

        The following discussion compares Kraft North America Commercial's operating results for 2003 with 2002.

        Volume increased 1.5%, due primarily to contributions from new products and increased shipments in the U.S. Beverages segment and the U.S. Cheese, Canada & North America Foodservice segment, partially offset by the divestiture of a small confectionery business in 2002, consumption weakness in certain categories, primarily cookies, and trade inventory reductions.

        Net revenues increased $448 million (2.2%), due primarily to favorable currency ($162 million), higher pricing, net of increased promotional spending ($157 million) and higher volume/mix ($148 million), partially offset by the divestiture of a small confectionery business in 2002 ($21 million).

        Operating companies income decreased $6 million (0.1%), due primarily to unfavorable costs, net of higher pricing ($132 million, including higher commodity costs and increased promotional spending), higher fixed manufacturing costs ($82 million, including higher benefit costs) and unfavorable volume/mix ($35 million), partially offset by 2002 pre-tax charges for asset impairment and exit costs ($135 million) and the impact of lower integration costs and a loss on sale of a food factory ($107 million).

        The following discusses operating results within each of Kraft North America Commercial's reportable segments.

        U.S. Beverages.    Volume increased 7.8%, due primarily to higher shipments of ready-to-drink beverages, which were aided by new product introductions. In coffee, volume declined, impacted by competitive activity and a category decline due to higher prices.

        Net revenues increased $95 million (4.1%), due to higher volume/mix ($82 million) and lower promotional spending, net of lower pricing ($13 million).

        Operating companies income increased $54 million (9.4%), due primarily to the impact of lower integration costs ($58 million), higher volume/mix ($33 million) and the 2002 pre-tax charges for asset impairment and exit costs ($27 million), partially offset by unfavorable costs, net of lower promotional spending ($32 million, including higher commodity costs), higher marketing, administration and research costs ($27 million) and higher benefit costs.

        U.S. Cheese, Canada & North America Foodservice.    Volume increased 2.3%, due primarily to higher shipments in cheese, foodservice and Canada. Cheese volume increased due primarily to improved consumption and share trends resulting from the investment program that began in the third quarter of 2003. Volume for the foodservice business in the United States also increased, due to higher shipments to national accounts. Volume in Canada increased, driven by new beverage product introductions.

        Net revenues increased $317 million (5.0%), due to favorable currency ($162 million), higher volume/mix ($119 million) and higher pricing ($36 million, including the impact of increased promotional spending).

        Operating companies income increased $16 million (1.3%), due primarily to the 2002 pre-tax charges for asset impairment and exit costs ($43 million), favorable currency ($32 million), higher volume/mix ($21 million) and lower integration costs ($8 million), partially offset by unfavorable costs, net of higher pricing ($49 million, including higher commodity costs and increased promotional spending), higher marketing, administration and research costs ($20 million) and higher fixed manufacturing costs ($18 million, including higher benefit costs).

        U.S. Convenient Meals.    Volume increased 0.3%, due primarily to gains in cold cuts, hot dogs, bacon, soy-based meat alternatives and frozen pizza, partially offset by a decline in meals, due primarily to the discontinuance of certain product lines.

        Net revenues increased $84 million (2.1%), due primarily to higher pricing ($59 million) and higher volume/mix ($23 million).

        Operating companies income increased $34 million (4.3%), due primarily to the impact of 2002 pre-tax charges for asset impairment and exit costs ($36 million) and integration costs ($29 million), lower fixed manufacturing costs ($18 million) and higher pricing, net of unfavorable costs ($7 million, including higher commodity costs), partially offset by higher marketing, administration and research costs ($53 million) and higher benefit costs.

        U.S. Grocery.    Volume decreased 0.6%, due primarily to the divestiture of a small confectionery business in 2002 and a decline in enhancers, partially offset by higher shipments in desserts. In enhancers, volume declined due primarily to lower shipments of spoonable dressings, partially offset by gains in pourable dressings, barbeque sauce and steak sauce. In desserts, volume increased due primarily to higher shipments of sugar-free items and increased merchandising programs.

        Net revenues increased $32 million (1.4%), due primarily to favorable volume/mix ($29 million) and higher pricing ($24 million, including the impact of increased promotional spending), partially offset by the divestiture of a small confectionery business in 2002 ($21 million).

        Operating companies income increased $13 million (1.5%), due primarily to the 2002 asset impairment and exit costs ($20 million), favorable volume/mix ($17 million) and the impact of lower integration costs ($10 million), partially offset by unfavorable costs, net of higher pricing ($20 million, including higher commodity costs), the gain on sale of a small confectionery business in 2002 ($8 million) and higher benefit costs.

        U.S. Snacks & Cereals.    Volume decreased 3.5%, due primarily to lower shipments in biscuits. In biscuits, volume declined, due primarily to reduced consumption in cookies, reflecting higher pricing, lower impact of new products, and consumer health and wellness concerns. Snacks volume increased, benefiting from category and consumption gains in snack nuts.

        Net revenues decreased $80 million (1.5%), due to lower volume/mix ($105 million), partially offset by higher pricing ($25 million, including the impact of increased promotional spending).

        Operating companies income decreased $123 million (10.5%), due primarily to lower volume/mix ($102 million), higher fixed manufacturing costs ($70 million) and unfavorable costs, net of higher pricing ($38 million, including higher commodity costs and increased promotional spending), partially offset by lower marketing, administration and research costs ($78 million) and the impact of 2002 pre-tax charges for asset impairment and exit costs ($9 million).

Kraft International Commercial

	For the Years Ended December 31,
	2004	2003	2002
	(in millions)
Volume (in pounds):
Europe, Middle East & Africa	2,915	2,953	2,943
Latin America & Asia Pacific	2,273	2,295	2,366

Volume (in pounds)	5,188	5,248	5,309

Net revenues:
Europe, Middle East & Africa	$7,522	$7,014	$6,174
Latin America & Asia Pacific	2,586	2,547	2,585

Net revenues	$10,108	$9,561	$8,759

Operating companies income:
Europe, Middle East & Africa	$683	$1,002	$953
Latin America & Asia Pacific	250	391	513

Operating companies income	$933	$1,393	$1,466

2004 compared with 2003

        The following discussion compares Kraft International Commercial's operating results for 2004 with 2003.

        Volume decreased 1.1%, due primarily to the impact of the divestiture of a rice business and a branded fresh cheese business in Europe in 2003, as well as price competition and trade inventory reductions in several markets, partially offset by the impact of acquisitions.

        Net revenues increased $547 million (5.7%), due primarily to favorable currency ($674 million), the impact of acquisitions ($23 million) and favorable volume/mix ($23 million), partially offset by the impact of divestitures ($126 million) and increased promotional spending, net of higher pricing ($47 million).

        Operating companies income decreased $460 million (33.0%), due primarily to the pre-tax charges for asset impairment and exit costs ($206 million), unfavorable costs and increased promotional spending, net of higher pricing ($113 million), higher marketing, administration and research costs ($92 million, including higher benefit costs and infrastructure investment in developing markets), the 2004 equity investment impairment charge relating to a joint venture in Turkey ($47 million), the unfavorable net impact related to gains and losses on the sales of businesses ($34 million), the impact of divestitures ($18 million) and the 2004 implementation costs associated with the restructuring program ($10 million), partially offset by favorable currency ($69 million).

        The following discusses operating results within each of Kraft International Commercial's reportable segments.

        Europe, Middle East & Africa.    Volume decreased 1.3%, due primarily to the divestiture of a rice business and a branded fresh cheese business in Europe in 2003, price competition in France and trade inventory reductions in Russia, partially offset by the impact of acquisitions and volume growth in Germany, Austria, Italy and Romania. Cheese volume declined, impacted by the divestiture of a branded fresh cheese business in Europe in 2003, partially offset by increased cream cheese shipments in Germany, Italy and the United Kingdom, and higher process cheese shipments in the United Kingdom. Beverages volume also declined, driven by price competition in coffee in France and lower shipments of refreshment beverages in the Middle East. Convenient meals volume declined, impacted by the divestiture of a rice business in Europe in 2003. In grocery, volume declined across several markets, including Germany and Italy, partially offset by increased volume in Egypt, due to an acquisition. Snacks volume increased, as gains in biscuits, benefiting from acquisitions, and new confectionery product introductions across the segment, were partially offset by trade inventory reductions in Russia.

        Net revenues increased $508 million (7.2%), due primarily to favorable currency ($649 million), favorable volume/mix ($48 million) and the impact of acquisitions ($21 million), partially offset by the impact of divestitures ($115 million) and lower pricing and increased promotional spending ($95 million).

        Operating companies income decreased $319 million (31.8%), due primarily to the pre-tax charges for asset impairment and exit costs ($174 million), lower pricing and increased promotional spending ($92 million), higher marketing, administration and research costs ($49 million, including higher benefit costs as well as infrastructure investment in developing markets), the equity investment impairment charge relating to a joint venture in Turkey ($47 million), lower gains on the sales of businesses ($26 million), the impact of divestitures ($17 million) and the 2004 implementation costs associated with the restructuring program ($9 million), partially offset by favorable currency ($78 million) and favorable volume/mix ($15 million).

        Latin America & Asia Pacific.    Volume decreased 1.0%, due primarily to lower shipments in Mexico, Peru and Venezuela, partially offset by growth in Brazil and China. Snacks volume declined, impacted by price competition and trade inventory reductions in Venezuela and Peru. In grocery, volume declined across several markets, including Peru, Australia and the Philippines. Cheese volume increased, due primarily to gains across several markets, including Japan, Australia and the Philippines. Beverages volume also increased, due primarily to gains in Brazil and China, partially offset by increased competitive activity in Mexico.

        Net revenues increased $39 million (1.5%), due primarily to higher pricing ($48 million, reflecting devaluation-driven cost increases, net of increased promotional spending) and favorable currency ($25 million), partially offset by lower volume/mix ($25 million) and the impact of divestitures ($11 million).

        Operating companies income decreased $141 million (36.1%), due primarily to higher marketing, administration and research costs ($43 million), the 2004 pre-tax charges for asset impairment and exit costs ($32 million), lower volume/mix ($25 million), unfavorable costs, net of higher pricing ($21 million, including increased promotional spending), unfavorable currency ($9 million) and the 2004 pre-tax loss on the sale of a snack nuts business in Brazil ($8 million).

2003 compared with 2002

        The following discussion compares Kraft International Commercial's operating results for 2003 with 2002.

        Volume decreased 1.1%, due to the divestiture of a Latin American bakery ingredients business in 2002 and a rice business and a branded fresh cheese business in Europe in 2003, the impact of price competition, particularly in Germany and France, and the adverse impact of a summer heat wave across Europe on the chocolate and coffee businesses. These declines were partially offset by growth in developing markets, including Russia, Brazil, Mexico and China, and the acquisitions of a snacks business in Turkey and a biscuits business in Egypt.

        Net revenues increased $802 million (9.2%), due primarily to favorable currency ($564 million), higher pricing ($320 million, reflecting higher commodity and currency devaluation-driven cost increases in Latin America) and the impact of acquisitions ($57 million), partially offset by lower volume/mix ($73 million) and the impact of divestitures ($66 million).

        Operating companies income decreased $73 million (5.0%), due primarily to higher marketing, administration and research costs ($90 million, including higher benefit costs and infrastructure investment in developing markets), the net impact of lower gains on sales of businesses ($41 million), lower volume/mix ($39 million) and the impact of divestitures ($13 million), partially offset by favorable currency ($61 million), higher pricing, net of cost increases ($24 million, including fixed manufacturing costs), the 2002 pre-tax charges for integration costs ($17 million) and the impact of acquisitions ($7 million).

        The following discusses operating results within each of Kraft International Commercial's reportable segments.

        Europe, Middle East & Africa.    Volume increased 0.3%, due to growth in the Central and Eastern Europe, Middle East & Africa region, which benefited from the acquisition of a biscuits business in Egypt in 2003, as well as a snacks business acquisition in Turkey during the third quarter of 2002, and new product introductions. These gains were partially offset by the impact of the summer heat wave across Europe on the chocolate and coffee businesses, price competition in Germany and France, and the divestiture of a rice business and a branded fresh cheese business in Europe in 2003. In snacks, volume increased in biscuits and salted snacks, benefiting from acquisitions, partially offset by lower confectionery volume due to the summer heat wave across Europe and price competition. In beverages, volume declined, due primarily to the summer heat wave across Europe (which had an adverse impact on coffee shipments) and price competition. These declines were partially offset by increased coffee shipments in Russia, benefiting from expanded distribution, and Poland, aided by new product introductions. Convenient meals volume also declined, due to the divestiture of a rice business in Europe, partially offset by higher shipments of canned meats in Italy. Cheese volume declined, due primarily to the impact of price competition in Germany and Spain, partially offset by gains in cream cheese in Italy.

        Net revenues increased $840 million (13.6%), due primarily to favorable currency ($804 million), the impact of acquisitions ($57 million) and higher pricing ($18 million), partially offset by unfavorable volume/mix ($41 million).

        Operating companies income increased $49 million (5.1%), due primarily to favorable currency ($100 million) and the gain on the sale of a rice business and a branded fresh cheese business in Europe ($31 million), partially offset by unfavorable costs, net of higher pricing ($40 million, including higher commodity costs and increased promotional spending), unfavorable volume/mix ($26 million) and higher marketing, administration and research costs ($19 million, including higher benefit costs and infrastructure investment in eastern Europe).

        Latin America & Asia Pacific.    Volume decreased 3.0%, due to the divestiture of a Latin American bakery ingredients business in 2002, partially offset by growth in Brazil, Mexico, Argentina, Australia and China. In grocery, volume declined in Latin America, due primarily to the sale of a bakery ingredients business in the fourth quarter of 2002. In beverages, volume increased due primarily to growth in Brazil,

Mexico, Venezuela, and China, aided by new product introductions. Snacks volume also increased, as biscuits volume growth in Brazil, Argentina, China and Australia, aided by new product introductions, was partially offset by a decline in confectionery, which was impacted by economic weakness, trade inventory reductions and price competition in Brazil. In cheese, volume increased, due to higher shipments in Asia Pacific, benefiting from new products in Australia and promotional programs in the Philippines, partially offset by declines in Latin America. In convenient meals, volume grew, benefiting from gains in Argentina.

        Net revenues decreased $38 million (1.5%), due primarily to unfavorable currency ($240 million), the divestiture of a Latin American bakery ingredients business in 2002 ($68 million) and lower volume/mix ($32 million), partially offset by higher pricing ($302 million, reflecting higher commodity and currency devaluation-driven costs).

        Operating companies income decreased $122 million (23.8%), due primarily to gains on sales of businesses in 2002 ($72 million), higher marketing, administration and research costs ($71 million), unfavorable currency ($39 million), lower volume/mix ($13 million) and the divestiture of a Latin American bakery ingredients business in 2002 ($10 million), partially offset by higher pricing, net of cost increases ($64 million) and the 2002 pre-tax charges for integration costs ($17 million).

Financial Review

Net Cash Provided by Operating Activities

        Net cash provided by operating activities was $4.0 billion in 2004, $4.1 billion in 2003 and $3.7 billion in 2002. The decrease in 2004 operating cash flows from 2003 was due primarily to lower net earnings, cash payments associated with the restructuring program and higher pension contributions, partially offset by a lower use of cash to fund working capital. The increase in 2003 operating cash flows over 2002 was due primarily to a lower use of cash to fund working capital, partially offset by increased pension contributions.

Net Cash Used in Investing Activities

        One element of the growth strategy of the Company is to strengthen its brand portfolios through disciplined programs of selective acquisitions and divestitures. The Company is constantly reviewing potential acquisition candidates and from time to time sells businesses to accelerate the shift in its portfolio toward businesses—whether global, regional or local—that offer the Company a sustainable competitive advantage. The impact of any future acquisition or divestiture could have a material impact on the Company's cash flows.

        During 2004, 2003 and 2002, net cash used in investing activities was $1.1 billion, $1.0 billion and $1.1 billion, respectively. The increase in 2004 primarily reflected higher uses of cash for the purchase of businesses and the reduction of cash received from the sales of businesses, partially offset by lower capital expenditures. The decrease in 2003 primarily reflected lower capital expenditures and lower purchases of businesses, partially offset by the reduction in the cash received from the sales of businesses.

        Capital expenditures, which were funded by operating activities, were $1.0 billion, $1.1 billion and $1.2 billion in 2004, 2003 and 2002, respectively. The 2004 capital expenditures were primarily to modernize manufacturing facilities, implement the restructuring program and expand production capacity for growing product lines. In 2005, capital expenditures are currently expected to be at or slightly above 2004 expenditures, including capital expenditures required for the restructuring program. These expenditures are expected to be funded from operations.

        As previously discussed, during the fourth quarter of 2004, the Company announced the sale of its sugar confectionery, U.K. desserts and yogurt businesses for approximately $1.5 billion, $135 million and $59 million, respectively. These transactions, which are subject to regulatory approval, are expected to be completed during the first half of 2005.

Net Cash Used in Financing Activities

        During 2004, net cash of $3.2 billion was used in financing activities, compared with $2.8 billion during 2003. The increase in cash used in 2004 was due primarily to an increase in the Company's Class A share repurchases and dividend payments. In November 2004, the Company issued $750 million in third-party long-term debt, the net proceeds of which was used to refinance maturing debt.

        During 2003, net cash of $2.8 billion was used in financing activities, compared with $2.6 billion during 2002. The increase in cash used in 2003 was due primarily to an increase in the Company's Class A share repurchases and an increase in dividend payments, partially offset by a decrease in net debt repayments in 2003 (including amounts due to Altria Group, Inc. and affiliates). During 2003, the Company issued $1.5 billion of third-party long-term debt, the net proceeds of which were used to repay outstanding related party indebtedness. Financing activities included net debt repayments of approximately $1.4 billion in 2003.

Debt and Liquidity

        Debt.    The Company's total debt, including amounts due to Altria Group, Inc. and affiliates, was $12.5 billion at December 31, 2004 and $13.5 billion at December 31, 2003. The Company's debt-to-equity ratio was 0.42 at December 31, 2004 and 0.47 at December 31, 2003. The Company's debt-to-capitalization ratio was 0.30 at December 31, 2004 and 0.32 at December 31, 2003.

        In November 2004, the Company issued $750 million of 5-year notes bearing interest at 4.125%. The net proceeds of the offering were used to refinance maturing debt. The Company has a Form S-3 shelf registration statement on file with the Securities and Exchange Commission ("SEC") under which the Company may sell debt securities and/or warrants to purchase debt securities in one or more offerings up to a total amount of $4.0 billion. At December 31, 2004, the Company had $3.5 billion of capacity remaining under its shelf registration.

        At December 31, 2004 and 2003, the Company had short-term amounts payable to Altria Group, Inc. of $227 million and $543 million, respectively. Interest on these borrowings is based on the applicable London Interbank Offered Rate.

        Credit Ratings.    Following a $10.1 billion judgment on March 21, 2003, against Altria Group, Inc.'s domestic tobacco subsidiary, Philip Morris USA Inc., the three major credit rating agencies took a series of ratings actions resulting in the lowering of the Company's short-term and long-term debt ratings, despite the fact the Company is neither a party to, nor has exposure to, this litigation. The Company's credit ratings by Moody's at December 31, 2004, were "P-2" for short-term debt and "A3" for long-term debt, with stable outlook. The Company's credit ratings by Standard & Poor's at December 31, 2004 were "A-2" for short-term debt and "BBB+" for long-term debt, with stable outlook. The Company's credit ratings by Fitch Rating Services at December 31, 2004 were "F-2" for short-term debt and "BBB+" for long-term debt, with stable outlook. As a result of the rating agencies' actions, borrowing costs have increased. None of the Company's debt agreements requires accelerated repayment in the event of a decrease in credit ratings. The credit rating downgrades by Moody's, Standard & Poor's and Fitch Rating Services had no impact on any of the Company's other existing third-party contracts.

        Credit Lines.    The Company maintains revolving credit facilities that have historically been used to support the issuance of commercial paper. The 364-day revolving credit facility expires in July 2005, although it contains a provision allowing the Company to extend the maturity of outstanding borrowings for up to one additional year. At December 31, 2004, credit lines for the Company and the related activity were as follows (in billions of dollars):

	December 31, 2004
Type	Credit Lines	Amount Drawn	Commercial Paper Outstanding
364-day (expires July 2005)	$2.5	$—	$—
Multi-year (expires July 2006)	2.0		1.7

	$4.5	$—	$1.7

        The Company's revolving credit facilities, which are for its sole use, require the maintenance of a minimum net worth of $18.2 billion. At December 31, 2004, the Company's net worth was $29.9 billion. The Company expects to continue to meet this covenant. The foregoing revolving credit facilities do not include any other financial tests, any credit rating triggers or any provisions that could require the posting of collateral. The multi-year revolving credit facility enables the Company to reclassify short-term debt on a long-term basis. At December 31, 2004, in anticipation of the proceeds from the sale of its sugar confectionery business, the Company did not reclassify any short-term debt as long-term debt. The Company expects to refinance long-term and short-term debt from time to time. The nature and amount of the Company's long-term and short-term debt and the proportionate amount of each can be expected to vary as a result of future business requirements, market conditions and other factors.

        In addition to the above, certain international subsidiaries of Kraft maintain uncommitted credit lines to meet the short-term working capital needs of the international businesses. These credit lines, which amounted to approximately $600 million as of December 31, 2004, are for the sole use of the Company's international businesses. Borrowings on these lines amounted to approximately $150 million and $220 million at December 31, 2004 and 2003, respectively.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

        The Company has no off-balance sheet arrangements other than the guarantees and contractual obligations that are discussed below.

        Guarantees.    As discussed in Note 18 to the consolidated financial statements, the Company had third-party guarantees, which are primarily derived from acquisition and divestiture activities, of approximately $25 million at December 31, 2004. Substantially all of these guarantees expire through 2013, with $1 million expiring during 2005. The Company is required to perform under these guarantees in the event that a third party fails to make contractual payments or achieve performance measures. The Company has a liability of $20 million on its consolidated balance sheet at December 31, 2004, relating to these guarantees.

        In addition, at December 31, 2004, the Company was contingently liable for $142 million of guarantees related to its own performance. These include surety bonds related to dairy commodity purchases and guarantees related to the payment of customs duties and taxes, and letters of credit.

        Guarantees do not have, and are not expected to have, a significant impact on the Company's liquidity.

        Aggregate Contractual Obligations.    The following table summarizes the Company's contractual obligations at December 31, 2004:

	Payments Due
	Total	2005	2006-07	2008-09	2010 and Thereafter
	(in millions)
Long-term debt (1)	$10,513	$750	$2,663	$1,456	$5,644
Operating leases (2)	1,110	283	403	231	193
Purchase obligations (3):
Inventory and production costs	7,306	3,799	2,087	557	863
Other	1,267	985	267	13	2

	8,573	4,784	2,354	570	865
Other long-term liabilities (4)	37	11	15	11

	$20,233	$5,828	$5,435	$2,268	$6,702

(1)
Amounts represent the expected cash payments of the Company's long-term debt and do not include bond premiums or discounts, and interest.

(2)
Operating leases represent the minimum rental commitments under non-cancelable operating leases. The Company has no significant capital lease obligations.

(3)
Purchase obligations for inventory and production costs (such as raw materials, indirect materials and supplies, packaging, co-manufacturing arrangements, storage and distribution) are commitments for projected needs to be utilized in the normal course of business. Other purchase obligations include commitments for marketing, advertising, capital expenditures, information technology and professional services. Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction. Most arrangements are cancelable without a significant penalty, and with short notice (usually 30 days). Any amounts reflected on the consolidated balance sheet as accounts payable and accrued liabilities are excluded from the table above.

(4)
Other long-term liabilities primarily consist of certain specific severance and incentive compensation arrangements. The following long-term liabilities included on the consolidated balance sheet are excluded from the table above: accrued pension, postretirement health care and postemployment costs, income taxes, minority interest, insurance accruals and other accruals. The Company is unable to estimate the timing of the payments for these items. Currently, the Company anticipates making U.S. pension contributions of approximately $250 million in 2005 and non-U.S. pension contributions of approximately $90 million in 2005, based on current tax law (as discussed in Note 15 to the consolidated financial statements).

        The Company believes that its cash from operations and existing credit facilities will provide sufficient liquidity to meet its working capital needs, planned capital expenditures, future contractual obligations and payment of its anticipated quarterly dividends.

Equity and Dividends

        In December 2003, Kraft's Board of Directors approved the repurchase from time to time of up to $700 million of Kraft's Class A common stock. On December 14, 2004, Kraft completed the program,

acquiring 21,718,847 Class A shares at an average price of $32.23 per share. On December 14, 2004, Kraft commenced repurchasing shares under a new two-year $1.5 billion Class A common stock repurchase program that was authorized by its Board of Directors in December 2004. Through December 31, 2004, repurchases under the $1.5 billion program were 1,408,413 shares at a cost of $50 million, or $35.49 per share. During 2004, Kraft repurchased 21.5 million shares at a cost of $700 million, and in 2003 Kraft repurchased 12.5 million shares at a cost of $380 million.

        As discussed in Note 11 to the consolidated financial statements, during 2004 and 2003, the Company granted 4.1 million and 3.7 million restricted Class A shares, respectively, to eligible U.S.-based employees, and during 2004 and 2003, also issued to eligible non-U.S. employees rights to receive 1.9 million and 1.6 million Class A equivalent shares, respectively. The market value per restricted share or right was $32.23 and $36.56 on the dates of the 2004 and 2003 grants, respectively. Restrictions on most of the stock and rights granted in 2004 lapse in the first quarter of 2007, while restrictions on grants in 2003 lapse in the first quarter of 2006.

        Dividends paid in 2004 and 2003 were $1,280 million and $1,089 million, respectively, an increase of 17.5%, reflecting a higher dividend rate in 2004, partially offset by a lower number of shares outstanding as a result of Class A share repurchases. During the third quarter of 2004, Kraft's Board of Directors approved a 13.9% increase in the current quarterly dividend rate to $0.205 per share on its Class A and Class B common stock. As a result, the present annualized dividend rate is $0.82 per common share. The declaration of dividends is subject to the discretion of Kraft's Board of Directors and will depend on various factors, including the Company's net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by Kraft's Board of Directors.

Market Risk

        The Company operates globally, with manufacturing and sales facilities in various locations around the world, and utilizes certain financial instruments to manage its foreign currency and commodity exposures. Derivative financial instruments are used by the Company, principally to reduce exposure to market risks resulting from fluctuations in foreign exchange rates and commodity prices by creating offsetting exposures. The Company is not a party to leveraged derivatives and, by policy, does not use financial instruments for speculative purposes.

        During the years ended December 31, 2004, 2003 and 2002, ineffectiveness related to cash flow hedges was not material. At December 31, 2004, the Company was hedging forecasted transactions for periods not exceeding fifteen months and expects substantially all amounts reported in accumulated other comprehensive earnings (losses) to be reclassified to the consolidated statement of earnings within the next twelve months.

        Foreign Exchange Rates.    The Company uses forward foreign exchange contracts and foreign currency options to mitigate its exposure to changes in exchange rates from third-party and intercompany actual and forecasted transactions. Substantially all of the Company's derivative financial instruments are effective as hedges. The primary currencies to which the Company is exposed, based on the size and location of its businesses, include the euro, Swiss franc, British pound and Canadian dollar. At December 31, 2004 and 2003, the Company had foreign exchange option and forward contracts with aggregate notional amounts of $2.9 billion and $2.5 billion, respectively. The effective portion of unrealized gains and losses associated with forward and option contracts is deferred as a component of accumulated other comprehensive earnings (losses) until the underlying hedged transactions are reported on the Company's consolidated statement of earnings.

        Commodities.    The Company is exposed to price risk related to forecasted purchases of certain commodities used as raw materials by its businesses. Accordingly, the Company uses commodity forward contracts as cash flow hedges, primarily for coffee, cocoa, milk and cheese. Commodity futures and options are also used to hedge the price of certain commodities, including milk, coffee, cocoa, wheat, corn, sugar and soybean oil. In general, commodity forward contracts qualify for the normal purchase exception under SFAS No. 133 and are, therefore, not subject to the provisions of SFAS No. 133. At December 31, 2004 and 2003, the Company had net long commodity positions of $443 million and $255 million, respectively. Unrealized gains or losses on net commodity positions were immaterial at December 31, 2004 and 2003. The effective portion of unrealized gains and losses on commodity futures and option contracts is deferred as a component of accumulated other comprehensive earnings (losses) and is recognized as a component of cost of sales in the Company's consolidated statement of earnings when the related inventory is sold.

        Value at Risk.    The Company uses a value at risk ("VAR") computation to estimate the potential one-day loss in the fair value of its interest rate-sensitive financial instruments and to estimate the potential one-day loss in pre-tax earnings of its foreign currency and commodity price-sensitive derivative financial instruments. The VAR computation includes the Company's debt; short-term investments; foreign currency forwards, swaps and options; and commodity futures, forwards and options. Anticipated transactions, foreign currency trade payables and receivables, and net investments in foreign subsidiaries, which the foregoing instruments are intended to hedge, were excluded from the computation.

        The VAR estimates were made assuming normal market conditions, using a 95% confidence interval. The Company used a "variance/co-variance" model to determine the observed interrelationships between movements in interest rates and various currencies. These interrelationships were determined by observing interest rate and forward currency rate movements over the preceding quarter for the calculation of VAR amounts at December 31, 2004 and 2003, and over each of the four preceding quarters for the calculation of average VAR amounts during each year. The values of foreign currency and commodity options do not change on a one-to-one basis with the underlying currency or commodity, and were valued accordingly in the VAR computation.

        The estimated potential one-day loss in fair value of the Company's interest rate-sensitive instruments, primarily debt, under normal market conditions and the estimated potential one-day loss in pre-tax earnings from foreign currency and commodity instruments under normal market conditions, as calculated in the VAR model, were as follows (in millions):

	Pre-Tax Earnings Impact				Fair Value Impact
	At 12/31/04	Average	High	Low	At 12/31/04	Average	High	Low
Instruments sensitive to:
Interest rates					$56	$66	$74	$56
Foreign currency rates	$20	$16	$25	$4
Commodity prices	4	6	8	4
	Pre-Tax Earnings Impact				Fair Value Impact
	At 12/31/03	Average	High	Low	At 12/31/03	Average	High	Low
Instruments sensitive to:
Interest rates					$77	$97	$114	$77
Foreign currency rates	$21	$8	$21	$3
Commodity prices	5	5	7	3

        This VAR computation is a risk analysis tool designed to statistically estimate the maximum probable daily loss from adverse movements in interest rates, foreign currency rates and commodity prices under normal market conditions. The computation does not purport to represent actual losses in fair value or earnings to be incurred by the Company, nor does it consider the effect of favorable changes in market rates. The Company cannot predict actual future movements in such market rates and does not present these VAR results to be indicative of future movements in such market rates or to be representative of any actual impact that future changes in market rates may have on its future results of operations or financial position.

New Accounting Standards

        See Note 2 to the consolidated financial statements for a discussion of new accounting standards.

Contingencies

        See Note 18 to the consolidated financial statements for a discussion of contingencies.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        See the paragraphs captioned "Market Risk" and "Value at Risk" in Item 7 above.

Item 8.    Financial Statements and Supplementary Data.

Report of Management on Internal Control over Financial Reporting

        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company's internal control over financial reporting includes those written policies and procedures that:

  •
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

  •
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America;

  •
  provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

  •
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

        Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies as identified.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of the Company's internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company's Board of Directors.

        Based on this assessment, management determined that, as of December 31, 2004, the Company maintained effective internal control over financial reporting.

        PricewaterhouseCoopers LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of the Company included in this report, has issued an attestation report on management's assessment of internal control over financial reporting.

February 2, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Kraft Foods Inc.:

        We have completed an integrated audit of Kraft Foods Inc.'s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004, and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Kraft Foods Inc. and its subsidiaries (the "Company") at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

        Also, in our opinion, management's assessment, included in the Report of Management on Internal Control Over Financial Reporting dated February 2, 2005, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
February 2, 2005

KRAFT FOODS INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, at December 31,

(in millions of dollars)

	2004	2003
ASSETS
Cash and cash equivalents	$282	$514
Receivables (less allowances of $118 in 2004 and $114 in 2003)	3,541	3,369
Inventories:
Raw materials	1,367	1,375
Finished product	2,080	1,968

	3,447	3,343
Deferred income taxes	749	681
Assets of discontinued operations held for sale	1,458
Other current assets	245	217

Total current assets	9,722	8,124
Property, plant and equipment, at cost:
Land and land improvements	400	407
Buildings and building equipment	3,545	3,422
Machinery and equipment	11,892	11,293
Construction in progress	646	683

	16,483	15,805
Less accumulated depreciation	6,498	5,650

	9,985	10,155
Goodwill	25,177	25,402
Other intangible assets, net	10,634	11,477
Prepaid pension assets	3,569	3,243
Other assets	841	884

TOTAL ASSETS	$59,928	$59,285

LIABILITIES
Short-term borrowings	$1,818	$553
Current portion of long-term debt	750	775
Due to Altria Group, Inc. and affiliates	227	543
Accounts payable	2,207	2,005
Accrued liabilities:
Marketing	1,637	1,500
Employment costs	732	699
Other	1,537	1,335
Income taxes	170	451

Total current liabilities	9,078	7,861
Long-term debt	9,723	11,591
Deferred income taxes	5,850	5,856
Accrued postretirement health care costs	1,887	1,894
Other liabilities	3,479	3,553

Total liabilities	30,017	30,755

Contingencies (Note 18)
SHAREHOLDERS' EQUITY
Class A common stock, no par value (555,000,000 shares issued in 2004 and 2003)
Class B common stock, no par value (1,180,000,000 shares issued and outstanding in 2004 and 2003)
Additional paid-in capital	23,762	23,704
Earnings reinvested in the business	8,304	7,020
Accumulated other comprehensive losses (including currency translation of $(890) in 2004 and $(1,494) in 2003)	(1,205)	(1,792)

	30,861	28,932
Less cost of repurchased stock (29,644,926 Class A shares in 2004 and 13,062,876 Class A shares in 2003)	(950)	(402)

Total shareholders' equity	29,911	28,530

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$59,928	$59,285

See notes to consolidated financial statements.

KRAFT FOODS INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS of EARNINGS

for the years ended December 31,

(in millions of dollars, except per share data)

	2004	2003	2002
Net revenues	$32,168	$30,498	$29,248
Cost of sales	20,281	18,531	17,463

Gross profit	11,887	11,967	11,785
Marketing, administration and research costs	6,658	6,136	5,644
Integration costs and a loss on sale of a food factory		(13)	111
Asset impairment and exit costs	603	6	142
Losses (gains) on sales of businesses	3	(31)	(80)
Amortization of intangibles	11	9	7

Operating income	4,612	5,860	5,961
Interest and other debt expense, net	666	665	847

Earnings from continuing operations before income taxes and minority interest	3,946	5,195	5,114
Provision for income taxes	1,274	1,812	1,813

Earnings from continuing operations before minority interest	2,672	3,383	3,301
Minority interest in earnings from continuing operations, net	3	4	4

Earnings from continuing operations	2,669	3,379	3,297
(Loss) earnings from discontinued operations, net of income taxes	(4)	97	97

Net earnings	$2,665	$3,476	$3,394

Per share data:
Basic earnings per share:
Continuing operations	$1.56	$1.95	$1.90
Discontinued operations		0.06	0.06

Net earnings	$1.56	$2.01	$1.96

Diluted earnings per share:
Continuing operations	$1.55	$1.95	$1.90
Discontinued operations		0.06	0.06

Net earnings	$1.55	$2.01	$1.96

See notes to consolidated financial statements.

KRAFT FOODS INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS of SHAREHOLDERS' EQUITY

(in millions of dollars, except per share data)

				Accumulated Other Comprehensive Earnings (Losses)
	Class A and B Common Stock	Additional Paid-In Capital	Earnings Reinvested in the Business	Currency Translation Adjustments	Other	Total	Cost of Repurchased Stock	Total Shareholders' Equity
Balances, January 1, 2002	$—	$23,655	$2,391	$(2,436)	$(132)	$(2,568)	$—	$23,478
Comprehensive earnings:
Net earnings			3,394					3,394
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				187		187		187
Additional minimum pension liability					(117)	(117)		(117)
Change in fair value of derivatives accounted for as hedges					31	31		31

Total other comprehensive earnings								101

Total comprehensive earnings								3,495

Cash dividends declared ($0.56 per share)			(971)					(971)
Class A common stock repurchased							(170)	(170)

Balances, December 31, 2002	—	23,655	4,814	(2,249)	(218)	(2,467)	(170)	25,832
Comprehensive earnings:
Net earnings			3,476					3,476
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				755		755		755
Additional minimum pension liability					(68)	(68)		(68)
Change in fair value of derivatives accounted for as hedges					(12)	(12)		(12)

Total other comprehensive earnings								675

Total comprehensive earnings								4,151

Exercise of stock options and issuance of other stock awards		49	(129)				148	68
Cash dividends declared ($0.66 per share)			(1,141)					(1,141)
Class A common stock repurchased							(380)	(380)

Balances, December 31, 2003	—	23,704	7,020	(1,494)	(298)	(1,792)	(402)	28,530
Comprehensive earnings:
Net earnings			2,665					2,665
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				604		604		604
Additional minimum pension liability					(22)	(22)		(22)
Change in fair value of derivatives accounted for as hedges					5	5		5

Total other comprehensive earnings								587

Total comprehensive earnings								3,252

Exercise of stock options and issuance of other stock awards		58	(61)				152	149
Cash dividends declared ($0.77 per share)			(1,320)					(1,320)
Class A common stock repurchased							(700)	(700)

Balances, December 31, 2004	$—	$23,762	$8,304	$(890)	$(315)	$(1,205)	$(950)	$29,911

See notes to consolidated financial statements.

KRAFT FOODS INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS of CASH FLOWS

for the years ended December 31,

(in millions of dollars)

	2004	2003	2002
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net earnings	$2,665	$3,476	$3,394
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	879	813	716
Deferred income tax provision	41	244	278
Losses (gains) on sales of businesses	3	(31)	(80)
Integration costs and a loss on sale of a food factory, net of cash paid	(1)	(26)	91
Impairment loss on assets of discontinued operations held for sale	107
Asset impairment and exit costs, net of cash paid	493	6	128
Cash effects of changes, net of the effects from acquired and divested companies:
Receivables, net	23	(45)	116
Inventories	(65)	197	(220)
Accounts payable	152	(116)	(116)
Income taxes	(251)	(125)	277
Amounts due to Altria Group, Inc. and affiliates	74	169	(244)
Other working capital items	90	(167)	(330)
Change in pension assets and postretirement liabilities, net	(436)	(419)	(217)
Other	234	143	(73)

Net cash provided by operating activities	4,008	4,119	3,720

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
Capital expenditures	(1,006)	(1,085)	(1,184)
Purchases of businesses, net of acquired cash	(137)	(98)	(122)
Proceeds from sales of businesses	18	96	219
Other	69	38	35

Net cash used in investing activities	(1,056)	(1,049)	(1,052)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
Net (repayment) issuance of short-term borrowings	(635)	819	(1,036)
Long-term debt proceeds	832	1,577	3,325
Long-term debt repaid	(842)	(491)	(609)
Repayment of notes payable to Altria Group, Inc. and affiliates		(2,757)	(3,850)
(Decrease) increase in amounts due to Altria Group, Inc. and affiliates	(585)	(525)	660
Repurchase of Class A common stock	(688)	(372)	(170)
Dividends paid	(1,280)	(1,089)	(936)
Other	(20)	52

Net cash used in financing activities	(3,218)	(2,786)	(2,616)

Effect of exchange rate changes on cash and cash equivalents	34	15	1

Cash and cash equivalents:
(Decrease) increase	(232)	299	53
Balance at beginning of year	514	215	162

Balance at end of year	$282	$514	$215

Cash paid:
Interest	$633	$642	$825

Income taxes	$1,610	$1,726	$1,368

See notes to consolidated financial statements.

KRAFT FOODS INC. and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Background and Basis of Presentation:

Background:

        Kraft Foods Inc. ("Kraft") was incorporated in 2000 in the Commonwealth of Virginia. Kraft, through its subsidiaries (Kraft and its subsidiaries are hereinafter referred to as the "Company"), is engaged in the manufacture and sale of branded foods and beverages in the United States, Canada, Europe, Latin America, Asia Pacific and Middle East and Africa.

        Prior to June 13, 2001, the Company was a wholly-owned subsidiary of Altria Group, Inc. On June 13, 2001, the Company completed an initial public offering ("IPO") of 280,000,000 shares of its Class A common stock at a price of $31.00 per share. At December 31, 2004, Altria Group, Inc. held 98.0% of the combined voting power of the Company's outstanding capital stock and owned 85.4% of the outstanding shares of the Company's capital stock.

        On November 15, 2004, the Company announced the sale of substantially all of its sugar confectionery business for approximately $1.5 billion. The transaction, which is subject to regulatory approval, is expected to be completed in the second quarter of 2005. The Company has reflected the results of its sugar confectionery business as discontinued operations on the consolidated statements of earnings for all years presented. The assets related to the sugar confectionery business were reflected as assets of discontinued operations held for sale on the consolidated balance sheet at December 31, 2004. Accordingly, historical statements of earnings amounts included in the notes to the consolidated financial statements have been restated to reflect the discontinued operation.

        During January 2004, the Company announced a new global organization structure, which resulted in new segments. During the fourth quarter of 2004, following the sale of its sugar confectionery business, the Company realigned its North American segments. The Company's new segments, which are reflected in these financial statements and notes, are U.S. Beverages; U.S. Cheese, Canada & North America Foodservice; U.S. Convenient Meals; U.S. Grocery; U.S. Snacks & Cereals; Europe, Middle East & Africa; and Latin America & Asia Pacific. The new segment structure in North America reflects a shift of certain divisions and brands between segments to more closely align these businesses to consumer sectors, to provide more focus on the separate beverage and grocery businesses, and to benefit from synergies in grain based products. Historical data have been restated to reflect the new segment structure.

Basis of presentation:

        The consolidated financial statements include Kraft, as well as its wholly-owned and majority-owned subsidiaries. Investments in which the Company exercises significant influence (20%—50% ownership interest) are accounted for under the equity method of accounting. Investments in which the Company has an ownership interest of less than 20%, or does not exercise significant influence, are accounted for with the cost method of accounting. All intercompany transactions and balances between and among Kraft's subsidiaries have been eliminated. Transactions between any of the Company's businesses and Altria Group, Inc. and its affiliates are included in these financial statements.

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the dates of the financial statements and the reported amounts of net revenues and expenses during the reporting periods. Significant estimates and assumptions include, among other things, pension and benefit plan assumptions, lives and valuation assumptions of goodwill and other intangible assets, and income taxes. Actual results could differ from those estimates. The Company's operating subsidiaries report year-end results as of the Saturday closest to the end of each year.

        Certain prior years' amounts have been reclassified to conform with the current year's presentation, due primarily to the new segment structure and the classification of the sugar confectionery business as discontinued operations.

Note 2.    Summary of Significant Accounting Policies:

Cash and cash equivalents:

        Cash equivalents include demand deposits with banks and all highly liquid investments with original maturities of three months or less.

Depreciation, amortization and goodwill valuation:

        Property, plant and equipment are stated at historical cost and depreciated by the straight-line method over the estimated useful lives of the assets. Machinery and equipment are depreciated over periods ranging from 3 to 20 years, and buildings and building improvements over periods up to 40 years.

        Definite life intangible assets are amortized over their estimated useful lives. The Company is required to conduct an annual review of goodwill and intangible assets for potential impairment. Goodwill impairment testing requires a comparison between the carrying value and fair value of each reporting unit. If the carrying value exceeds the fair value, goodwill is considered impaired. The amount of impairment loss is measured as the difference between the carrying value and implied fair value of goodwill, which is determined using discounted cash flows. Impairment testing for non-amortizable intangible assets requires a comparison between fair value and carrying value of the intangible asset. If the carrying value exceeds fair value, the intangible asset is considered impaired and is reduced to fair value. During 2004, the Company completed its annual review of goodwill and intangible assets. This review resulted in a $29 million non-cash pre-tax charge related to an intangible asset impairment for a small confectionery business in the United States and certain brands in Mexico. A portion of this charge, $12 million, was recorded as asset impairment and exit costs on the consolidated statement of earnings. The remainder of the charge, $17 million, is included in discontinued operations.

        At December 31, 2004 and 2003, goodwill by reportable segment was as follows (in millions):

	2004	2003
U.S. Beverages	$1,293	$1,236
U.S. Cheese, Canada & North America Foodservice	5,382	5,401
U.S. Convenient Meals	1,880	1,880
U.S. Grocery	2,641	2,641
U.S. Snacks & Cereals	8,658	9,395
Europe, Middle East & Africa	5,014	4,562
Latin America & Asia Pacific	309	287

Total goodwill	$25,177	$25,402

        Intangible assets at December 31, 2004 and 2003, were as follows (in millions):

	2004		2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizable intangible assets	$10,589		$11,432
Amortizable intangible assets	96	$51	84	$39

Total intangible assets	$10,685	$51	$11,516	$39

        Non-amortizable intangible assets are substantially comprised of brand names purchased through the Nabisco acquisition. Amortizable intangible assets consist primarily of certain trademark licenses and non-compete agreements. Pre-tax amortization expense for intangible assets was $11 million, $9 million and $7 million for the years ended December 31, 2004, 2003 and 2002, respectively. Amortization expense for each of the next five years is currently estimated to be $12 million or less.

        The movement in goodwill and gross carrying amount of intangible assets is as follows:

	2004		2003
	Goodwill	Intangible Assets	Goodwill	Intangible Assets
	(in millions)
Balance at January 1	$25,402	$11,516	$24,911	$11,539
Changes due to:
Acquisitions	57	71	49	30
Reclassification to assets held for sale	(814)	(485)
Currency	495	(7)	520	(40)
Intangible asset impairment		(29)
Other	37	(381)	(78)	(13)

Balance at December 31	$25,177	$10,685	$25,402	$11,516

        Other, above, includes the reclassification to goodwill of certain amounts previously classified as indefinite life intangible assets, as well as tax adjustments related to the Nabisco acquisition.

Environmental costs:

        The Company is subject to laws and regulations relating to the protection of the environment. The Company provides for expenses associated with environmental remediation obligations on an undiscounted basis when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change.

        While it is not possible to quantify with certainty the potential impact of actions regarding environmental remediation and compliance efforts that the Company may undertake in the future, in the opinion of management, environmental remediation and compliance costs, before taking into account any recoveries from third parties, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Foreign currency translation:

        The Company translates the results of operations of its foreign subsidiaries using average exchange rates during each period, whereas balance sheet accounts are translated using exchange rates at the end of each period. Currency translation adjustments are recorded as a component of shareholders' equity. Transaction gains and losses are recorded in the consolidated statements of earnings and were not significant for any of the periods presented.

Guarantees:

        Effective January 1, 2003, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 required the disclosure of certain guarantees existing at December 31, 2002. In addition, Interpretation No. 45 requires the recognition of a liability for the fair value of the obligation of qualifying guarantee activities initiated or modified after December 31, 2002. The Company has applied the recognition provisions of Interpretation No. 45 to guarantee activity initiated after December 31, 2002. Adoption of Interpretation No. 45 as of January 1, 2003 did not have a material impact on the Company's consolidated financial statements. See Note 18. Contingencies for a further discussion of guarantees.

Hedging instruments:

        Derivative financial instruments are recorded at fair value on the consolidated balance sheets as either assets or liabilities. Changes in the fair value of derivatives are recorded each period either in accumulated other comprehensive earnings (losses) or in earnings, depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive earnings (losses) are reclassified to the consolidated statement of earnings in the periods in which operating results are affected by the hedged item. Cash flows from hedging instruments are classified in the same manner as the affected hedged item in the consolidated statements of cash flows.

Impairment of long-lived assets:

        The Company reviews long-lived assets, including amortizable intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company performs undiscounted operating cash flow analyses to determine if an impairment exists. For purposes of recognition and measurement of an impairment for assets held for use, the Company groups assets and liabilities at the lowest level for which cash flows are separately identifiable. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal.

Income taxes:

        The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." The accounts of the Company are included in the consolidated federal income tax return of Altria Group, Inc. Income taxes are generally computed on a separate company basis. To the extent that foreign tax credits, capital losses and other credits generated by the Company, which cannot currently be utilized on a separate company basis, are utilized in Altria Group, Inc.'s consolidated federal income tax return, the benefit is recognized in the calculation of the Company's provision for income taxes. Based on the Company's current estimate, this benefit is calculated to be approximately $70 million, $100 million and $240 million for the years ended December 31, 2004, 2003 and 2002, respectively. The Company makes payments to, or is reimbursed by, Altria Group, Inc. for the tax effects resulting from its inclusion in Altria Group, Inc.'s consolidated federal income tax return. Significant judgment is required in determining income tax provisions and in evaluating tax positions. The Company establishes additional provisions for income taxes when, despite the belief that their tax positions are fully supportable, there remain certain positions that are likely to be challenged and that may not be sustained on review by tax authorities. The Company adjusts these additional accruals in light of changing facts and circumstances. The consolidated tax provision includes the impact of changes to accruals that are considered appropriate, as well as the related net interest.

Inventories:

        Inventories are stated at the lower of cost or market. The last-in, first-out ("LIFO") method is used to cost a majority of domestic inventories. The cost of other inventories is principally determined by the average cost method.

        In 2004, the FASB issued SFAS No. 151, "Inventory Costs." SFAS No. 151 requires that abnormal idle facility expense, spoilage, freight and handling costs be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead costs to inventories be based on the normal capacity of the production facility. The Company is required to adopt the provisions of SFAS No. 151 prospectively after January 1, 2006, but the effect of adoption is not expected to have a material impact on its consolidated results of operations, financial position or cash flows.

Marketing costs:

        The Company promotes its products with advertising, consumer incentives and trade promotions. Such programs include, but are not limited to, discounts, coupons, rebates, in-store display incentives and volume- based incentives. Advertising costs are expensed as incurred. Consumer incentive and trade promotion activities are recorded as a reduction of revenues based on amounts estimated as being due to customers and consumers at the end of a period, based principally on historical utilization and redemption rates. For interim reporting purposes, advertising and consumer incentive expenses are charged to operations as a percentage of volume, based on estimated volume and related expense for the full year.

Revenue recognition:

        The Company recognizes revenues, net of sales incentives and including shipping and handling charges billed to customers, upon shipment of goods when title and risk of loss pass to customers. Shipping and handling costs are classified as part of cost of sales.

Software costs:

        The Company capitalizes certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use. Capitalized software costs are included in property, plant and equipment on the consolidated balance sheets and amortized on a straight-line basis over the estimated useful lives of the software, which do not exceed five years.

Stock-based compensation:

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

        At December 31, 2004, the Company had stock-based employee compensation plans, which are described more fully in Note 11. Stock Plans. The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for stock options within those plans. No compensation expense for employee stock options is reflected in net earnings, as all stock options granted under those plans had an exercise price equal to the market value of the common stock on the date of grant. Net earnings, as reported, includes pre-tax compensation expense related to restricted stock and rights to receive shares of stock of $106 million, $57 million and $4 million for the years ended December 31, 2004, 2003 and 2002, respectively. The following table illustrates the effect on net earnings and earnings per share ("EPS") if the Company had applied the fair value recognition provisions of SFAS No. 123 to measure stock-based compensation expense for outstanding stock option awards for the years ended December 31, 2004, 2003 and 2002 (in millions, except per share data):

	2004	2003	2002
Net earnings, as reported	$2,665	$3,476	$3,394
Deduct:
Total stock-based employee compensation expense determined under fair value method for all stock option awards, net of related tax effects	7	12	78

Pro forma net earnings	$2,658	$3,464	$3,316

Earnings per share:
Basic—as reported	$1.56	$2.01	$1.96

Basic—pro forma	$1.56	$2.01	$1.91

Diluted—as reported	$1.55	$2.01	$1.96

Diluted—pro forma	$1.55	$2.00	$1.91

        In 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R requires companies to measure compensation cost for share-based payments at fair value. The Company will adopt this new standard prospectively on July 1, 2005, and does not expect the adoption of SFAS No. 123R to have a material impact on its 2005 consolidated financial position, results of operations or cash flows.

Note 3.    Asset Impairment, Exit and Implementation Costs:

Restructuring Program:

        In January 2004, the Company announced a three-year restructuring program with the objectives of leveraging the Company's global scale, realigning and lowering its cost structure, and optimizing capacity utilization. As part of this program, the Company anticipates the closing or sale of up to twenty plants and the elimination of approximately six thousand positions. From 2004 through 2006, the Company expects to incur up to $1.2 billion in pre-tax charges, reflecting asset disposals, severance and other implementation costs, including $641 million incurred in 2004. Approximately one-half of the pre-tax charges are expected to require cash payments.

Restructuring Costs:

        During 2004, pre-tax charges under the restructuring program of $583 million were recorded as asset impairment and exit costs on the consolidated statement of earnings. These charges resulted from the 2004 announcement of the closing of thirteen plants, the termination of co-manufacturing agreements and the commencement of a number of workforce reduction programs. Approximately $216 million of the pre-tax charges incurred in 2004 will require cash payments.

        Pre-tax restructuring liability activity for the year ended December 31, 2004, was as follows:

	Severance	Asset Write-downs	Other	Total
	(in millions)
Liability balance, January 1, 2004	$—	$—	$—	$—
Charges	176	363	44	583
Cash spent	(84)		(26)	(110)
Charges against assets	(5)	(363)		(368)
Currency	4		1	5

Liability balance, December 31, 2004	$91	$—	$19	$110

        Severance costs in the above schedule, which relate to the workforce reduction programs, include the cost of related benefits. Specific programs announced during 2004, as part of the overall restructuring program, will result in the elimination of approximately 3,500 positions. Asset write-downs relate to the impairment of assets caused by the plant closings. Other costs incurred relate primarily to contract termination costs associated with the plant closings and the termination of co-manufacturing agreements.

Implementation Costs:

        During 2004, the Company recorded $58 million of pre-tax implementation costs associated with the restructuring program, of which $7 million was recorded as a reduction of net revenues, $30 million was recorded in cost of sales, $13 million was recorded in marketing, administration and research costs, and $8 million related to the sugar confectionery business was recorded in loss from discontinued operations, on the consolidated statement of earnings. These costs include the discontinuance of certain product lines and incremental costs related to the integration of functions and closure of facilities. Approximately $36 million of these costs will require cash payments.

Asset Impairment Charges:

        During 2004, the Company completed its annual review of goodwill and intangible assets. This review resulted in a $29 million non-cash pre-tax charge related to an intangible asset impairment for a small confectionery business in the United States and certain brands in Mexico. A portion of this charge, $17 million, relates to the sugar confectionery business and has been recorded in loss from discontinued operations on the consolidated statement of earnings. The remaining charge was recorded as asset impairment and exit costs on the consolidated statement of earnings.

        In November 2004, the Company completed a valuation of its equity investment in a joint venture in Turkey following the determination that a non-temporary decline in value had occurred. This valuation resulted in a $47 million non-cash pre-tax charge. This charge was recorded as marketing, administration and research costs on the consolidated statement of earnings.

        On November 15, 2004, the Company announced the sale of substantially all of its sugar confectionery business for approximately $1.5 billion. As a result of the anticipated transaction, which is expected to close in the second quarter of 2005, the Company recorded non-cash asset impairments totaling $107 million. This charge was included in loss from discontinued operations on the consolidated statement of earnings.

        In December 2004, the Company announced the sale of its yogurt business for approximately $59 million. As a result of the anticipated transaction, which is expected to close in the first quarter of 2005, the Company recorded asset impairments totaling $8 million. This charge was recorded as asset impairment and exit costs on the consolidated statement of earnings.

Total:

        The pre-tax asset impairment, exit and implementation costs discussed above, for the year ended December 31, 2004, were included in the operating companies income of the following segments:

	Restructuring Costs	Asset Impairment	Total Asset Impairment and Exit Costs	Equity Impairment and Implementation Costs	Total
	(in millions)
U.S. Beverages	$9	$—	$9	$4	$13
U.S. Cheese, Canada & North America Foodservice	103	8	111	8	119
U.S. Convenient Meals	41		41	4	45
U.S. Grocery	8		8	6	14
U.S. Snacks & Cereals	222		222	18	240
Europe, Middle East & Africa	180		180	56	236
Latin America & Asia Pacific	20	12	32	1	33

Total—Continuing Operations	583	20	603	97	700
Discontinued Operations		124	124	8	132

Total	$583	$144	$727	$105	$832

Other:

        During 2003, the Company recorded a pre-tax charge of $6 million for asset impairment and exit costs related to the closure of a Nordic snacks plant. During 2002, the Company recorded a pre-tax charge of $142 million related to employee acceptances under a voluntary retirement program. Approximately 700 employees elected to retire or terminate employment under the program. These charges were included in the operating companies income of the following segments for the years ended December 31, 2003 and 2002:

	2003	2002
	(in millions)
U.S. Beverages		$27
U.S. Cheese, Canada & North America Foodservice		43
U.S. Convenient Meals		36
U.S. Grocery		20
U.S. Snacks & Cereals		9
Europe, Middle East & Africa	$6	5
Latin America & Asia Pacific		2

Asset impairment and exit costs	$6	$142

Note 4.    Related Party Transactions:

        Altria Group, Inc.'s subsidiary, Altria Corporate Services, Inc., provides the Company with various services, including planning, legal, treasury, accounting, auditing, insurance, human resources, office of the secretary, corporate affairs, information technology, aviation and tax services. Billings for these services, which were based on the cost to Altria Corporate Services, Inc. to provide such services and a management fee, were $310 million, $318 million and $327 million for the years ended December 31, 2004, 2003 and 2002, respectively. These costs were paid to Altria Corporate Services, Inc. monthly. Although the cost of these services cannot be quantified on a stand-alone basis, management has assessed that the billings are reasonable based on the level of support provided by Altria Corporate Services, Inc., and that they reflect all services provided. The cost and nature of the services are reviewed annually by the Company's Audit Committee, which is comprised of independent directors. The effects of these transactions are included in operating cash flows in the Company's consolidated statements of cash flows.

        In December 2004, the Company purchased two corporate aircraft from Altria Corporate Services, Inc. for an aggregate purchase price of approximately $47 million. The Company also entered into an Aircraft Management Agreement with Altria Corporate Services, Inc. in December 2004, pursuant to which Altria Corporate Services, Inc. agreed to perform aircraft management, pilot services, maintenance and other aviation services for the Company.

        During 2004, Altria Corporate Services, Inc. provided to the Company certain financial services, including payroll and accounts payable processing, at a cost of approximately $25 million, which was included in the $310 million charge shown above. Beginning in 2005, the Company will perform these functions for itself at a similar cost.

        At December 31, 2004 and 2003, the Company had short-term amounts payable to Altria Group, Inc. of $227 million and $543 million, respectively. Interest on these borrowings is based on the applicable London Interbank Offered Rate.

        The fair values of the Company's short-term amounts due to Altria Group, Inc. and affiliates approximate carrying amounts.

Note 5.    Divestitures:

Discontinued Operations:

        On November 15, 2004, the Company announced the sale of substantially all of its sugar confectionery business for approximately $1.5 billion. The proposed sale includes the Life Savers, Creme Savers, Altoids, Trolli and Sugus brands. The transaction, which is subject to regulatory approval, is expected to be completed in the second quarter of 2005. The Company has reflected the results of its sugar confectionery business as discontinued operations on the consolidated statements of earnings for all years presented. Pursuant to the sugar confectionery sale agreement, the Company has agreed to provide certain transition and supply services to the buyer. These service arrangements are primarily for terms of one year or less, with the exception of one supply arrangement with a term of not more than three years. The expected cash flow from this supply arrangement is not significant.

        Summary results of operations for the sugar confectionery business were as follows:

	For the Years Ended December 31,
	2004	2003	2002
	(in millions)
Net revenues	$477	$512	$475

Earnings before income taxes	$103	$151	$153
Impairment loss on assets of discontinued operations held for sale	(107)
Provision for income taxes		54	56

(Loss) earnings from discontinued operations, net of income taxes	$(4)	$97	$97

        In addition, the Company expects additional tax expense of approximately $270 million to be recorded as a loss on sale of discontinued operations in 2005. In accordance with the provisions of SFAS No. 109, the tax expense will be recorded when the transaction is consummated.

        The assets of the sugar confectionery business, which were reflected as assets of discontinued operations held for sale on the consolidated balance sheet at December 31, 2004, were as follows (in millions):

Inventories	$65
Property, plant and equipment, net	201
Goodwill	814
Other intangible assets, net	485
Impairment loss on assets of discontinued operations held for sale	(107)

Assets of discontinued operations held for sale	$1,458

Other:

        During 2004, the Company sold a Brazilian snack nuts business and trademarks associated with a candy business in Norway. The aggregate proceeds received from the sale of these businesses were $18 million, on which pre-tax losses of $3 million were recorded. In December 2004, the Company announced the sale of its U.K. desserts business for approximately $135 million, which is expected to result in an estimated gain of $0.04 per share. The transaction, which is subject to required approvals, is expected to close in the first quarter of 2005, following completion of necessary employee consultation requirements. The Company also announced in December 2004, the sale of its yogurt business for approximately $59 million, which is expected to result in an after-tax loss of approximately $12 million ($5 million in 2004, with the remainder at closing). The transaction, which is also subject to regulatory approval, is expected to be completed in the first quarter of 2005.

        During 2003, the Company sold a European rice business and a branded fresh cheese business in Italy. The aggregate proceeds received from sales of businesses were $96 million, on which the Company recorded pre-tax gains of $31 million.

        During 2002, the Company sold several small North American food businesses, some of which had been previously classified as businesses held for sale arising from the acquisition of Nabisco. The net revenues and operating results of the businesses held for sale, which were not significant, were excluded from the Company's consolidated statements of earnings, and no gain or loss was recognized on these sales. In addition, the Company sold its Latin American yeast and industrial bakery ingredients business for approximately $110 million and recorded a pre-tax gain of $69 million. The aggregate proceeds received from sales of businesses were $219 million, on which the Company recorded pre-tax gains of $80 million.

        The operating results of the other businesses sold, discussed above, were not material to the Company's consolidated financial position, results of operations or cash flows in any of the periods presented.

Note 6.    Acquisitions:

        During 2004, the Company acquired a U.S.-based beverage business for a total cost of $137 million.

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

        The effects of these acquisitions were not material to the Company's consolidated financial position, results of operations or cash flows in any of the periods presented.

Note 7.    Inventories:

        The cost of approximately 37% and 39% of inventories in 2004 and 2003, respectively, was determined using the LIFO method. The stated LIFO amounts of inventories were approximately $81 million and $155 million higher than the current cost of inventories at December 31, 2004 and 2003, respectively.

Note 8.    Short-Term Borrowings and Borrowing Arrangements:

        At December 31, 2004 and 2003, the Company had short-term borrowings of $1,818 million and $2,453 million, respectively, consisting principally of commercial paper borrowings with an average year-end interest rate of 2.4% and 1.4%, respectively. Of these amounts, the Company reclassified $1,900 million at December 31, 2003, of the commercial paper borrowings to long-term debt based upon its intent and ability to refinance these borrowings on a long-term basis.

        The fair values of the Company's short-term borrowings at December 31, 2004 and 2003, based upon current market interest rates, approximate the amounts disclosed above.

        Following a $10.1 billion judgment on March 21, 2003, against Altria Group, Inc.'s domestic tobacco subsidiary, Philip Morris USA Inc., the three major credit rating agencies took a series of ratings actions resulting in the lowering of the Company's short-term and long-term debt ratings, despite the fact the Company is neither a party to, nor has exposure to, this litigation. The Company's credit ratings by Moody's at December 31, 2004, were "P-2" for short-term debt and "A3" for long-term-debt, with stable outlook. The Company's credit ratings by Standard & Poor's at December 31, 2004 were "A-2" for short-term debt and "BBB+" for long-term debt, with stable outlook. The Company's credit ratings by Fitch Rating Services at December 31, 2004 were "F-2" for short-term debt and "BBB+" for long-term debt, with stable outlook. None of the Company's debt agreements requires accelerated repayment in the event of a decrease in credit ratings.

        The Company maintains revolving credit facilities that have historically been used to support the issuance of commercial paper. The 364-day revolving credit facility expires in July 2005, although it contains a provision allowing the Company to extend the maturity of outstanding borrowings for up to one additional year. At December 31, 2004, credit lines for the Company and the related activity were as follows (in billions of dollars):

Type	Credit Lines	Amount Drawn	Commercial Paper Outstanding
364-day (expires July 2005)	$2.5	$—	$—
Multi-year (expires July 2006)	2.0		1.7

	$4.5	$—	$1.7

        The Company's revolving credit facilities, which are for its sole use, require the maintenance of a minimum net worth of $18.2 billion. At December 31, 2004, the Company's net worth was $29.9 billion. The Company expects to continue to meet this covenant. The foregoing revolving credit facilities do not include any other financial tests, any credit rating triggers or any provisions that could require the posting of collateral.

        In addition to the above, certain international subsidiaries of Kraft maintain uncommitted credit lines to meet the short-term working capital needs of the international businesses. These credit lines, which amounted to approximately $600 million as of December 31, 2004, are for the sole use of the Company's international businesses. Borrowings on these lines amounted to approximately $150 million and $220 million at December 31, 2004 and 2003, respectively.

Note 9.    Long-Term Debt:

        At December 31, 2004 and 2003, the Company's long-term debt consisted of the following:

	2004	2003
	(in millions)
Short-term borrowings, reclassified as long-term debt	$—	$1,900
Notes, 4.00% to 7.55% (average effective rate 5.57%), due through 2031	10,259	10,256
7% Debenture (effective rate 11.32%), $200 million face amount, due 2011	161	157
Foreign currency obligations	15	16
Other	38	37

	10,473	12,366
Less current portion of long-term debt	(750)	(775)

	$9,723	$11,591

        Aggregate maturities of long-term debt are as follows (in millions):

2005	$750
2006	1,260
2007	1,403
2008	704
2009	752
2010-2014	4,504
Thereafter	1,140

        Based on market quotes, where available, or interest rates currently available to the Company for issuance of debt with similar terms and remaining maturities, the aggregate fair value of the Company's long-term debt, including the current portion of long-term debt, was $11,017 million and $12,873 million at December 31, 2004 and 2003, respectively.

Note 10.    Capital Stock:

        The Company's articles of incorporation authorize 3.0 billion shares of Class A common stock, 2.0 billion shares of Class B common stock and 500 million shares of preferred stock. Shares of Class A common stock issued, repurchased and outstanding were as follows:

	Shares Issued	Shares Repurchased	Shares Outstanding
Balance at January 1, 2002	555,000,000	—	555,000,000
Repurchase of shares		(4,383,150)	(4,383,150)
Exercise of stock options		2,000	2,000

Balance at December 31, 2002	555,000,000	(4,381,150)	550,618,850
Repurchase of shares		(12,508,908)	(12,508,908)
Exercise of stock options and issuance of other stock awards		3,827,182	3,827,182

Balance at December 31, 2003	555,000,000	(13,062,876)	541,937,124
Repurchase of shares		(21,543,660)	(21,543,660)
Exercise of stock options and issuance of other stock awards		4,961,610	4,961,610

Balance at December 31, 2004	555,000,000	(29,644,926)	525,355,074

        Kraft repurchases its Class A common stock in open market transactions. On December 14, 2004, Kraft completed a multi-year $700 million Class A common stock repurchase program, acquiring 21,718,847 Class A shares at an average price of $32.23 per share. During 2004, repurchases under the $700 million program were 20,135,247 shares at a cost of $650 million, or $32.28 per share. On December 14, 2004, the Company commenced repurchasing shares under a new $1.5 billion Class A common stock repurchase program that was authorized by the Board of Directors on December 2, 2004. Through December 31, 2004, repurchases under the $1.5 billion program were 1,408,413 shares at a cost of $50 million, or $35.49 per share. On December 3, 2003, Kraft completed a $500 million Class A common stock repurchase program, acquiring 15,308,458 Class A shares at an average price of $32.66 per share.

        In addition, 1.18 billion Class B common shares were issued and outstanding at December 31, 2004 and 2003. Altria Group, Inc. holds 276.5 million Class A common shares and all of the Class B common shares at December 31, 2004. There are no preferred shares issued and outstanding. Class A common shares are entitled to one vote each, while Class B common shares are entitled to ten votes each. Therefore, Altria Group, Inc. holds 98.0% of the combined voting power of the Company's outstanding capital stock at December 31, 2004. At December 31, 2004, 66,663,515 shares of common stock were reserved for stock options and other stock awards.

Note 11.    Stock Plans:

        Under the 2001 Kraft Performance Incentive Plan (the "2001 Plan"), the Company may grant stock options, stock appreciation rights, restricted stock, reload options and other awards based on the Company's Class A common stock, as well as performance-based annual and long-term incentive awards. A maximum of 75 million shares of the Company's Class A common stock may be issued under the 2001 Plan. In addition, the Company may grant up to 500,000 shares of Class A common stock to members of the Board of Directors who are not full-time employees of the Company or Altria Group, Inc., or their subsidiaries, under the Kraft Directors Plan (the "2001 Directors Plan"). Shares available to be granted under the 2001 Plan and the 2001 Directors Plan at December 31, 2004, were 46,707,241 and 458,633, respectively.

        The Company applies the intrinsic value-based methodology in accounting for the various stock plans. Accordingly, no compensation expense has been recognized other than for restricted stock awards. In December 2004, the FASB issued SFAS No. 123R, which requires companies to measure compensation cost for share-based payments at fair value. The Company will adopt this new standard prospectively on July 1, 2005.

        Stock option activity was as follows for the years ended December 31, 2002, 2003 and 2004:

	Shares Subject to Option	Weighted Average Exercise Price	Options Exercisable
Balance at January 1, 2002	20,770,302	31.00	—
Options granted	14,030	37.10
Options exercised	(2,000)	31.00
Options canceled	(1,490,660)	31.00

Balance at December 31, 2002	19,291,672	31.00	696,615
Options exercised	(346,868)	31.00
Options canceled	(663,027)	31.00

Balance at December 31, 2003	18,281,777	31.00	17,032,740
Options exercised	(1,405,312)	31.00
Options canceled	(687,601)	31.00

Balance at December 31, 2004	16,188,864	31.00	15,190,716

        The following table summarizes the status of the Company's stock options outstanding and exercisable as of December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$30.54—$39.51	16,188,864	6 years	$31.00	15,190,716	$31.00

        Prior to the IPO, certain employees of the Company participated in Altria Group, Inc.'s stock compensation plans. Altria Group, Inc. does not intend to issue additional Altria Group, Inc. stock compensation to the Company's employees, except for reloads of previously issued options. Altria Group, Inc. accounts for its plans in accordance with the intrinsic value-based method permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," which did not result in compensation cost for stock options.

        The Company's employees held options to purchase the following number of shares of Altria Group, Inc. stock at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$21.34—$24.94	5,703,625	5 years	$21.78	5,703,625	$21.78
33.58— 50.15	23,114,933	4	42.01	22,807,944	41.94
50.43— 60.69	668,591	4	54.34	521,451	53.92

	29,487,149		38.38	29,033,020	38.19

        At December 31, 2003 and 2002, the Company's employees held options to purchase the following number of shares of Altria Group, Inc. stock: 39,241,651 shares at an average exercise price of $37.25 per share at December 31, 2003; and 46,615,162 shares at an average exercise price of $35.78 per share at December 31, 2002. Of these amounts, the following were exercisable at each date: 39,025,325 at an average exercise price of $37.19 per share at December 31, 2003; and 46,231,629 at an average exercise price of $35.69 per share at December 31, 2002.

        Had compensation cost for stock option awards under the Kraft plans and Altria Group, Inc. plans been determined by using the fair value at the grant date, the Company's net earnings and basic and diluted EPS would have been $2,658 million, $1.56 and $1.55, respectively, for the year ended December 31, 2004; $3,464 million, $2.01 and $2.00, respectively, for the year ended December 31, 2003; and $3,316 million, $1.91 and $1.91, respectively, for the year ended December 31, 2002. The foregoing impact of compensation cost was determined using a modified Black-Scholes methodology and the following assumptions:

	Risk-Free Interest Rate	Weighted Average Expected Life	Expected Volatility	Expected Dividend Yield	Fair Value at Grant Date
2004 Altria Group, Inc.	2.99%	4 years	36.63%	5.39%	$10.30
2003 Altria Group, Inc.	2.68	4	37.61	6.04	8.76
2002 Kraft	4.27	5	28.72	1.41	10.65
2002 Altria Group, Inc.	3.44	5	33.57	4.96	10.02

        The Company may grant shares of restricted stock and rights to receive shares of stock to eligible employees, giving them in most instances all of the rights of stockholders, except that they may not sell, assign, pledge or otherwise encumber such shares and rights. Such shares and rights are subject to forfeiture if certain employment conditions are not met. During 2004 and 2003, the Company granted approximately 4.1 million and 3.7 million restricted Class A shares, respectively, to eligible U.S.-based employees, and during 2004 and 2003, also issued to eligible non-U.S. employees rights to receive approximately 1.9 million and 1.6 million Class A equivalent shares, respectively. The market value per restricted share or right was $32.23 and $36.56 on the dates of the 2004 and 2003 grants, respectively. At December 31, 2004, restrictions on these shares and rights, net of forfeitures, lapse as follows: 2005—13,719 shares; 2006—4,520,120 shares; 2007—5,532,500 shares; 2009—150,000 shares; and 2012—100,000 shares.

        The fair value of the shares of restricted stock and rights to receive shares of stock at the date of grant is amortized to expense ratably over the restriction period. The Company recorded compensation expense related to the restricted stock and rights of $106 million and $57 million for the years ended December 31, 2004 and 2003, respectively. The unamortized portion, which is reported on the consolidated balance sheets as a reduction of earnings reinvested in the business, was $190 million and $129 million at December 31, 2004 and 2003, respectively.

Note 12.    Earnings Per Share:

        Basic and diluted EPS from continuing and discontinued operations were calculated using the following:

	For the Years Ended December 31,
	2004	2003	2002
	(in millions)
Earnings from continuing operations	$2,669	$3,379	$3,297
(Loss) earnings from discontinued operations	(4)	97	97

Net earnings	$2,665	$3,476	$3,394

Weighted average shares for basic EPS	1,709	1,727	1,734
Plus incremental shares from assumed conversions:
Restricted stock and stock rights	5	1
Stock options			2

Weighted average shares for diluted EPS	1,714	1,728	1,736

        For the 2003 computation, 18 million Class A common stock options were excluded from the calculation of weighted average shares for diluted EPS because their effects were antidilutive.

Note 13.    Income Taxes:

        Earnings from continuing operations before income taxes and minority interest, and provision for income taxes consisted of the following for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
	(in millions)
Earnings from continuing operations before income taxes and minority interest:
United States	$2,616	$3,574	$3,550
Outside United States	1,330	1,621	1,564

Total	$3,946	$5,195	$5,114

Provision for income taxes:
United States federal:
Current	$675	$967	$777
Deferred	69	153	265

	744	1,120	1,042
State and local	112	145	133

Total United States	856	1,265	1,175

Outside United States:
Current	403	456	625
Deferred	15	91	13

Total outside United States	418	547	638

Total provision for income taxes	$1,274	$1,812	$1,813

        The (loss) earnings from discontinued operations for the year ended December 31, 2004 included a deferred income tax benefit of $43 million. The Company also anticipates additional tax expense of approximately $270 million in 2005, once the sale of its sugar confectionery business has been consummated.

        At December 31, 2004, applicable United States federal income taxes and foreign withholding taxes have not been provided on approximately $3.8 billion of accumulated earnings of foreign subsidiaries that are expected to be permanently reinvested.

        On October 22, 2004, the American Jobs Creation Act ("the Jobs Act") was signed into law. The Jobs Act includes a deduction for 85% of certain foreign earnings that are repatriated. The Company may elect to apply this provision to qualifying earnings repatriations in 2005 and is conducting analyses of its effects. The U.S. Treasury Department recently provided additional clarifying language on key elements of the provision, which is under consideration as part of the Company's evaluation. The Company expects to complete its evaluation of the effects of the repatriation provision within a reasonable period of time. The Company does not expect the repatriation provisions of the Jobs Act to have a significant impact on its consolidated results of operations or its consolidated cash flows.

        The Jobs Act also provides tax relief to U.S. domestic manufacturers by providing a tax deduction up to 9% of the lesser of "qualified production activities income" or taxable income. In December 2004, the FASB issued FASB Staff Position 109-1, "Application of FASB Statement No. 109, "Accounting for Income Taxes,' to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" ("FSP 109-1"). FSP 109-1 requires companies to account for this deduction as a "special deduction" rather than a rate reduction, in accordance with SFAS No. 109, and therefore, the Company will recognize these benefits, which are not expected to be significant, in the year earned.

        The effective income tax rate on pre-tax earnings differed from the U.S. federal statutory rate for the following reasons for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
U.S. federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State and local income taxes, net of federal tax benefit	1.8	1.8	1.7
Reversal of taxes no longer required	(2.9)
Other	(1.6)	(1.9)	(1.2)

Effective tax rate	32.3%	34.9%	35.5%

        The tax provision in 2004 includes an $81 million favorable resolution of an outstanding tax item, the majority of which occurred in the third quarter of 2004, and the reversal of $35 million of tax accruals that are no longer required due to tax events that occurred during the first quarter of 2004.

        The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities consisted of the following at December 31, 2004 and 2003:

	2004	2003
	(in millions)
Deferred income tax assets:
Accrued postretirement and postemployment benefits	$823	$809
Other	390	392

Total deferred income tax assets	1,213	1,201

Deferred income tax liabilities:
Trade names	(3,545)	(3,839)
Property, plant and equipment	(1,751)	(1,636)
Prepaid pension costs	(1,018)	(901)

Total deferred income tax liabilities	(6,314)	(6,376)

Net deferred income tax liabilities	$(5,101)	$(5,175)

Note 14.    Segment Reporting:

        The Company manufactures and markets packaged food products, consisting principally of beverages, cheese, snacks, convenient meals and various packaged grocery products. Kraft manages and reports operating results through two units, Kraft North America Commercial and Kraft International Commercial. Reportable segments for Kraft North America Commercial are organized and managed principally by product category. Kraft International Commercial's operations are organized and managed by geographic location.

        During January 2004, the Company announced a new global organizational structure, which resulted in new segments. During the fourth quarter of 2004, following the sale of its sugar confectionery business, as discussed in Note 5. Divestitures, the Company realigned its North American segments. Kraft North America Commercial's new segments are U.S. Beverages; U.S. Cheese, Canada & North America Foodservice; U.S. Convenient Meals; U.S. Grocery; and U.S. Snacks & Cereals. Kraft International Commercial's segments are Europe, Middle East & Africa; and Latin America & Asia Pacific. The new segment structure in North America reflects a shift of certain divisions and brands between segments to more closely align these businesses to consumer sectors, to provide more focus on the separate beverage and grocery businesses, and to benefit from synergies in grain based products. Historical data have been restated to reflect the new segment structure.

        The Company's management uses operating companies income, which is defined as operating income before general corporate expenses and amortization of intangibles, to evaluate segment performance and allocate resources. Management believes it is appropriate to disclose this measure to help investors analyze the business performance and trends of the various business segments. Interest and other debt expense, net, and provision for income taxes are centrally managed and, accordingly, such items are not presented by segment since they are not included in the measure of segment profitability reviewed by management. The Company's assets, which are principally in the United States and Europe, are managed geographically. The accounting policies of the segments are the same as those described in Note 2. Summary of Significant Accounting Policies.

        Segment data were as follows:

	For the Years Ended December 31,
	2004	2003	2002
	(in millions)
Net revenues:
U.S. Beverages	$2,555	$2,433	$2,338
U.S. Cheese, Canada & North America Foodservice	7,420	6,716	6,399
U.S. Convenient Meals	4,250	4,058	3,974
U.S. Grocery	2,425	2,388	2,356
U.S. Snacks & Cereals	5,410	5,342	5,422
Europe, Middle East & Africa	7,522	7,014	6,174
Latin America & Asia Pacific	2,586	2,547	2,585

Net revenues	$32,168	$30,498	$29,248

	For the Years Ended December 31,
	2004	2003	2002
	(in millions)
Earnings from continuing operations before income taxes and minority interest:
Operating companies income:
U.S. Beverages	$479	$630	$576
U.S. Cheese, Canada & North America Foodservice	989	1,271	1,255
U.S. Convenient Meals	771	817	783
U.S. Grocery	894	894	881
U.S. Snacks & Cereals	737	1,046	1,169
Europe, Middle East & Africa	683	1,002	953
Latin America & Asia Pacific	250	391	513
Amortization of intangibles	(11)	(9)	(7)
General corporate expenses	(180)	(182)	(162)

Operating income	4,612	5,860	5,961
Interest and other debt expense, net	(666)	(665)	(847)

Earnings from continuing operations before income taxes and minority interest	$3,946	$5,195	$5,114

        The Company's largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 14%, 12% and 12% of consolidated net revenues for 2004, 2003 and 2002, respectively. These net revenues occurred primarily in the United States and were across all segments.

        Net revenues by consumer sector, which include the separation of Canada and North America Foodservice into sector components, were as follows for the years ended December 31, 2004, 2003 and 2002:

	For the Year Ended December 31, 2004
	Kraft North America Commercial	Kraft International Commercial	Total
	(in millions)
Consumer Sector:
Snacks	$5,106	$3,895	$9,001
Beverages	2,990	3,506	6,496
Cheese	4,762	1,455	6,217
Grocery	4,426	882	5,308
Convenient Meals	4,776	370	5,146

Total net revenues	$22,060	$10,108	$32,168

	For the Year Ended December 31, 2003
	Kraft North America Commercial	Kraft International Commercial	Total
		(in millions)
Consumer Sector:
Snacks	$4,974	$3,630	$8,604
Beverages	2,823	3,338	6,161
Cheese	4,242	1,392	5,634
Grocery	4,346	839	5,185
Convenient Meals	4,552	362	4,914

Total net revenues	$20,937	$9,561	$30,498

	For the Year Ended December 31, 2002
	Kraft North America Commercial	Kraft International Commercial	Total
	(in millions)
Consumer Sector:
Snacks	$5,052	$3,220	$8,272
Beverages	2,689	3,092	5,781
Cheese	4,132	1,294	5,426
Grocery	4,206	840	5,046
Convenient Meals	4,410	313	4,723

Total net revenues	$20,489	$8,759	$29,248

        Items affecting the comparability of the Company's continuing operating results were as follows:

  •
  Asset Impairment, Exit and Implementation Costs—As discussed in Note 3. Asset Impairment, Exit and Implementation Costs, the Company recorded asset impairment, exit and implementation costs of $700 million, $6 million and $142 million for the years ended December 31, 2004, 2003 and 2002, respectively. See Note 3 for the breakdown of these pre-tax charges by segment.

  •
  Losses (Gains) on Sales of Businesses—During 2004, the Company sold a Brazilian snack nuts business and trademarks associated with a candy business in Norway for aggregate pre-tax losses of $3 million. During 2003, the Company sold a European rice business and a branded fresh cheese business in Italy for aggregate pre-tax gains of $31 million. During 2002, the Company sold its Latin American yeast and industrial bakery ingredients business, resulting in a pre-tax gain of $69 million, and several small food businesses, resulting in pre-tax gains of $11 million. These pre-tax losses (gains) were included in the operating companies income of the following segments:

	For the Years Ended December 31,
	2004	2003	2002
	(in millions)
U.S. Grocery	$—	$—	$(8)
Europe, Middle East & Africa	(5)	(31)
Latin America & Asia Pacific	8		(72)

Losses (gains) on sales of businesses	$3	$(31)	$(80)

  •
  Integration Costs and a Loss on Sale of a Food Factory—During 2003, the Company reversed $13 million related to the previously recorded integration charges. During 2002, the Company recorded pre-tax integration-related charges of $115 million to consolidate production lines in North America, close a Kraft facility and for other consolidation programs. In addition, during 2002, the Company reversed $4 million related to the loss on sale of a food factory. These items were included in the operating companies income of the following segments:

	For the Years Ended December 31,
	2003	2002
	(in millions)
U.S. Beverages	$(3)	$55
U.S. Cheese, Canada & North America Foodservice	(1)	7
U.S. Convenient Meals	(2)	27
U.S. Grocery	(7)	3
U.S. Snacks & Cereals		2
Latin America & Asia Pacific		17

Integration costs and a loss on sale of a food factory	$(13)	$111

        See Notes 5 and 6, respectively, regarding divestitures and acquisitions.

	For the Years Ended December 31,
	2004	2003	2002
	(in millions)
Depreciation expense from continuing operations:
U.S. Beverages	$56	$57	$51
U.S. Cheese, Canada & North America Foodservice	169	154	140
U.S. Convenient Meals	90	83	79
U.S. Grocery	54	53	51
U.S. Snacks & Cereals	186	186	176
Europe, Middle East & Africa	252	221	164
Latin America & Asia Pacific	57	45	43

Total depreciation expense from continuing operations	864	799	704
Depreciation expense from discontinued operations	4	5	5

Total depreciation expense	$868	$804	$709

	For the Years Ended December 31,
	2004	2003	2002
	(in millions)
Capital expenditures from continuing operations:
U.S. Beverages	$84	$81	$95
U.S. Cheese, Canada & North America Foodservice	183	157	181
U.S. Convenient Meals	121	149	169
U.S. Grocery	48	59	70
U.S. Snacks & Cereals	177	221	204
Europe, Middle East & Africa	307	276	264
Latin America & Asia Pacific	82	126	146

Total capital expenditures from continuing operations	1,002	1,069	1,129
Capital expenditures from discontinued operations	4	16	55

Total capital expenditures	$1,006	$1,085	$1,184

        Geographic data for net revenues, total assets and long-lived assets (which consist of all non-current assets, other than goodwill, other intangible assets, net and prepaid pension assets) were as follows:

	For the Years Ended December 31,
	2004	2003	2002
	(in millions)
Net revenues:
United States	$20,057	$19,087	$18,961
Europe	7,205	6,723	5,880
Other	4,906	4,688	4,407

Total net revenues	$32,168	$30,498	$29,248

Total assets:
United States	$44,293	$44,674	$44,406
Europe	10,872	10,114	8,738
Other	4,763	4,497	3,956

Total assets	$59,928	$59,285	$57,100

Long-lived assets:
United States	$5,998	$6,451	$6,382
Europe	3,010	2,757	2,432
Other	1,818	1,831	1,596

Total long-lived assets	$10,826	$11,039	$10,410

Note 15.    Benefit Plans:

        In December 2003, the FASB issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." In accordance with the pronouncement, the Company adopted the revised disclosure requirements of this pronouncement for its U.S. plans in 2003 and for its non-U.S. plans in 2004.

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

        The plan assets and benefit obligations of the Company's U.S. and Canadian pension plans are measured at December 31 of each year and all other non-U.S. pension plans are measured at September 30 of each year. The benefit obligations of the Company's postretirement plans are measured at December 31 of each year.

Pension Plans

Obligations and Funded Status

        The benefit obligations, plan assets and funded status of the Company's pension plans at December 31, 2004 and 2003, were as follows:

	U.S. Plans		Non-U.S. Plans
	2004	2003	2004	2003
		(in millions)
Benefit obligation at January 1	$5,546	$5,245	$2,910	$2,317
Service cost	141	135	67	58
Interest cost	347	338	156	136
Benefits paid	(435)	(412)	(149)	(132)
Settlements	30	29
Actuarial losses	478	199	131	124
Currency			315	392
Other	6	12	42	15

Benefit obligation at December 31	6,113	5,546	3,472	2,910

Fair value of plan assets at January 1	5,802	4,965	1,866	1,337
Actual return on plan assets	639	1,038	203	204
Contributions	299	233	254	209
Benefits paid	(443)	(428)	(106)	(100)
Currency			218	216
Actuarial (losses) gains	(3)	(6)	10

Fair value of plan assets at December 31	6,294	5,802	2,445	1,866

Funded status (plan assets in excess of (less than) benefit obligations) at December 31	181	256	(1,027)	(1,044)
Unrecognized actuarial losses	2,617	2,292	1,029	848
Unrecognized prior service cost	26	23	54	55
Additional minimum liability	(67)	(85)	(416)	(367)
Unrecognized net transition obligation			7	7

Net prepaid pension asset (liability) recognized	$2,757	$2,486	$(353)	$(501)

        The combined U.S. and non-U.S. pension plans resulted in a net prepaid pension asset of $2,404 million and $1,985 million at December 31, 2004 and 2003, respectively. These amounts were recognized in the Company's consolidated balance sheets at December 31, 2004 and 2003, as prepaid pension assets of $3,569 million and $3,243 million, respectively, for those plans in which plan assets exceeded their accumulated benefit obligations, and as other liabilities of $1,165 million and $1,258 million, respectively, for plans in which the accumulated benefit obligations exceeded their plan assets.

        For U.S. and non-U.S. pension plans, the change in the additional minimum liability in 2004 and 2003 was as follows:

	U.S. Plans		Non-U.S. Plans
	2004	2003	2004	2003
	(in millions)
Decrease (increase) in minimum liability included in other comprehensive earnings (losses), net of tax	$14	$(9)	$(36)	$(59)

        The accumulated benefit obligation for the U.S. pension plans was $5,327 million and $4,898 million at December 31, 2004 and 2003, respectively. The accumulated benefit obligation for the non-U.S. pension plans was $3,251 million and $2,708 million at December 31, 2004 and 2003, respectively.

        At December 31, 2004 and 2003, certain of the Company's U.S. pension plans were underfunded, with projected benefit obligations, accumulated benefit obligations and the fair value of plan assets of $260 million, $188 million and $11 million, respectively, in 2004, and $261 million, $208 million and $14 million, respectively, in 2003. The majority of these relate to plans for salaried employees that cannot be funded under IRS regulations. For certain non-U.S. plans, which have accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $2,012 million, $1,877 million and $950 million, respectively, as of December 31, 2004, and $1,648 million, $1,532 million and $588 million, respectively, as of December 31, 2003.

        The following weighted-average assumptions were used to determine the Company's benefit obligations under the plans at December 31:

	U.S. Plans		Non-U.S. Plans
	2004	2003	2004	2003
Discount rate	5.75%	6.25%	5.18%	5.41%
Rate of compensation increase	4.00	4.00	3.11	3.11

  Components of Net Periodic Benefit Cost

        Net periodic pension cost (income) consisted of the following for the years ended December 31, 2004, 2003 and 2002:

	U.S. Plans			Non-U.S. Plans
	2004	2003	2002	2004	2003	2002
	(in millions)
Service cost	$141	$135	$120	$67	$58	$49
Interest cost	347	338	339	156	136	120
Expected return on plan assets	(575)	(587)	(631)	(178)	(146)	(134)
Amortization:
Unrecognized net loss from experience differences	89	15	8	32	18	5
Prior service cost	3	2	1	9	8	7
Other expense	41	51	130	7

Net pension cost (income)	$46	$(46)	$(33)	$93	$74	$47

        Retiring employees elected lump-sum payments, resulting in settlement losses of $41 million, $51 million and $21 million in 2004, 2003 and 2002, respectively. In addition, during 2002, certain salaried employees in the United States left the Company under a voluntary early retirement program instituted in 2001. This resulted in special termination benefits and curtailment and settlement losses of $109 million in 2002. In 2004, a non-U.S. plant closure and early retirement benefits resulted in curtailment and settlement losses of $7 million.

        The following weighted-average assumptions were used to determine the Company's net pension cost for the years ended December 31:

	U.S. Plans			Non-U.S. Plans
	2004	2003	2002	2004	2003	2002
Discount rate	6.25%	6.50%	7.00%	5.41%	5.56%	5.80%
Expected rate of return on plan assets	9.00	9.00	9.00	8.31	8.41	8.49
Rate of compensation increase	4.00	4.00	4.50	3.11	3.12	3.36

        The Company's expected rate of return on plan assets is determined by the plan assets' historical long-term investment performance, current asset allocation and estimates of future long-term returns by asset class. The Company has reduced this assumption to 8% in determining its U.S. plans pension expense for 2005. In 2005, the discount rate used to determine the Company's net pension cost for its U.S. plans will be 5.75% and the rate of compensation increase for its U.S. plans will be 4.00%.

        Kraft and certain of its subsidiaries sponsor employee savings plans, to which the Company contributes. These plans cover certain salaried, non-union and union employees. The Company's contributions and costs are determined by the matching of employee contributions, as defined by the plans. Amounts charged to expense for defined contribution plans totaled $92 million, $84 million and $64 million in 2004, 2003 and 2002, respectively.

  Plan Assets

        The percentage of fair value of pension plan assets at December 31, 2004 and 2003, was as follows:

	U.S. Plans		Non-U.S. Plans
Asset Category
	2004	2003	2004	2003
Equity securities	73%	70%	60%	56%
Debt securities	26	26	35	37
Real estate		1	3	4
Other	1	3	2	3

Total	100%	100%	100%	100%

        The Company's investment strategy is based on an expectation that equity securities will outperform debt securities over the long term. Accordingly, the composition of the Company's U.S. plan assets is broadly characterized as a 70%/30% allocation between equity and debt securities. The strategy utilizes indexed U.S. equity securities and actively managed investment grade debt securities (which constitute 80% or more of debt securities) with lesser allocations to high yield and international debt securities.

        For the plans outside the U.S., the investment strategy is subject to local regulations and the asset/liability profiles of the plans in each individual country. These specific circumstances result in a level of equity exposure that is typically less than the U.S. plans. In aggregate, the actual asset allocations of the non-U.S. plans are virtually identical to their respective asset policy targets.

        The Company attempts to mitigate investment risk by rebalancing between equity and debt asset classes as the Company's contributions and monthly benefit payments are made.

        The Company presently plans to make contributions, to the extent that they are tax deductible, in order to maintain plan assets in excess of the accumulated benefit obligation of its funded U.S. and non-U.S. plans. Currently, the Company anticipates making contributions of approximately $250 million in 2005 to its U.S. plans and approximately $90 million in 2005 to its non-U.S. plans, based on current tax law. However, these estimates are subject to change as a result of changes in tax law, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or significant changes in interest rates.

        The estimated future benefit payments from the Company's pension plans at December 31, 2004, were as follows:

	U.S. Plans	Non-U.S. Plans
	(in millions)
2005	$390	$160
2006	385	162
2007	380	166
2008	377	170
2009	387	175
2010-2014	2,355	941

Postretirement Benefit Plans

        Net postretirement health care costs consisted of the following for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
	(in millions)
Service cost	$43	$41	$32
Interest cost	173	173	168
Amortization:
Unrecognized net loss from experience differences	46	40	21
Unrecognized prior service cost	(25)	(25)	(20)
Other expense			16

Net postretirement health care costs	$237	$229	$217

        During 2002, certain salaried employees in the United States left the Company under a voluntary early retirement program instituted in 2001. This resulted in curtailment losses of $16 million in 2002, which are included in other expense above.

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

        The Company adopted FSP 106-2 in the third quarter of 2004. The impact of adoption for 2004 was a reduction of pre-tax net postretirement health care costs and an increase in net earnings of $24 million, which is included above as a reduction of $3 million in service cost, $10 million in interest cost and $11 million in amortization of unrecognized net loss from experience differences. In addition, as of July 1, 2004, the Company reduced its accumulated postretirement benefit obligation for the subsidy related to benefits attributed to past service by $315 million and decreased its unrecognized actuarial losses by the same amount.

        The following weighted-average assumptions were used to determine the Company's net postretirement cost for the years ended December 31:

	U.S. Plans			Canadian Plans
	2004	2003	2002	2004	2003	2002
Discount rate	6.25%	6.50%	7.00%	6.50%	6.75%	6.75%
Health care cost trend rate	10.00	8.00	6.20	8.00	7.00	8.00

        In 2005, the discount rate used to determine the Company's net postretirement cost will be 5.75% and the health care cost trend rate will be 8.00% for its U.S. plans and 9.50% for its Canadian plans.

        The Company's postretirement health care plans are not funded. The changes in the accumulated benefit obligation and net amount accrued at December 31, 2004 and 2003, were as follows:

	2004	2003
	(in millions)
Accumulated postretirement benefit obligation at January 1	$2,955	$2,712
Service cost	43	41
Interest cost	173	173
Benefits paid	(239)	(189)
Plan amendments		(28)
Medicare Prescription Drug, Improvement and Modernization Act of 2003	(315)
Currency	10	18
Assumption changes	268	174
Actuarial losses	36	54

Accumulated postretirement benefit obligation at December 31	2,931	2,955
Unrecognized actuarial losses	(1,005)	(1,064)
Unrecognized prior service cost	178	202

Accrued postretirement health care costs	$2,104	$2,093

        The current portion of the Company's accrued postretirement health care costs of $217 million and $199 million at December 31, 2004 and 2003, respectively, are included in other accrued liabilities on the consolidated balance sheets.

        The following weighted-average assumptions were used to determine the Company's postretirement benefit obligations at December 31:

	U.S. Plans		Canadian Plans
	2004	2003	2004	2003
Discount rate	5.75%	6.25%	5.75%	6.50%
Health care cost trend rate assumed for next year	8.00	10.00	9.50	8.00
Ultimate trend rate	5.00	5.00	6.00	5.00
Year that the rate reaches the ultimate trend rate	2008	2006	2012	2010

        Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects as of December 31, 2004:

	One-Percentage-Point Increase	One-Percentage-Point Decrease
Effect on total of service and interest cost	12.5%	(10.2)%
Effect on postretirement benefit obligation	9.6	(8.1)

        The Company's estimated future benefit payments for its postretirement health care plans at December 31, 2004, were as follows:

	U.S. Plans	Canadian Plans
	(in millions)
2005	$210	$7
2006	190	7
2007	189	7
2008	186	8
2009	184	8
2010-2014	924	46

Postemployment Benefit Plans

        Kraft and certain of its affiliates sponsor postemployment benefit plans covering substantially all salaried and certain hourly employees. The cost of these plans is charged to expense over the working life of the covered employees. Net postemployment costs consisted of the following for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
	(in millions)
Service cost	$7	$10	$19
Amortization of unrecognized net gains	(7)	(5)	(7)
Other expense	167	1	23

Net postemployment costs	$167	$6	$35

        As previously discussed in Note 3. Asset Impairment, Exit and Implementation Costs, the Company announced several workforce reduction programs during 2004 as part of the overall restructuring program. The cost of these programs, $167 million, is included in other expense above. During 2002, certain salaried employees in the United States left the Company under voluntary early retirement and integration programs. These programs resulted in incremental postemployment costs of $23 million, which are included in other expense above.

        The Company's postemployment plans are not funded. The changes in the benefit obligations of the plans at December 31, 2004 and 2003, were as follows:

	2004	2003
	(in millions)
Accumulated benefit obligation at January 1	$241	$295
Service cost	7	10
Restructuring program	167
Benefits paid	(135)	(106)
Actuarial (gains) losses	(28)	42

Accumulated benefit obligation at December 31	252	241
Unrecognized experience gains	74	56

Accrued postemployment costs	$326	$297

        The accumulated benefit obligation was determined using an assumed ultimate annual turnover rate of 0.3% in 2004 and 2003, assumed compensation cost increases of 4.0% in 2004 and 2003, and assumed benefits as defined in the respective plans. Postemployment costs arising from actions that offer employees benefits in excess of those specified in the respective plans are charged to expense when incurred.

Note 16.    Additional Information:

        The amounts shown below are for continuing operations.

	For the Years Ended December 31,
	2004	2003	2002
	(in millions)
Research and development expense	$388	$374	$354

Advertising expense	$1,258	$1,142	$1,111

Interest and other debt expense, net:
Interest (income) expense, Altria Group, Inc. and affiliates	$(2)	$31	$243
Interest expense, external debt	679	647	611
Interest income	(11)	(13)	(7)

	$666	$665	$847

Rent expense	$448	$450	$436

        Minimum rental commitments under non-cancelable operating leases in effect at December 31, 2004, were as follows (in millions):

2005	$283
2006	221
2007	182
2008	132
2009	99
Thereafter	193

$1,110

Note 17.    Financial Instruments:

Derivative financial instruments

        The Company operates globally, with manufacturing and sales facilities in various locations around the world, and utilizes certain financial instruments to manage its foreign currency and commodity exposures. Derivative financial instruments are used by the Company, principally to reduce exposures to market risks resulting from fluctuations in foreign exchange rates and commodity prices by creating offsetting exposures. The Company is not a party to leveraged derivatives and, by policy, does not use financial instruments for speculative purposes. Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. The Company formally documents the nature of and relationships between the hedging instruments and hedged items, as well as its risk-management objectives, strategies for undertaking the various hedge transactions and method of assessing hedge effectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of the forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction will occur. If it were deemed probable that the forecasted transaction will not occur, the gain or loss would be recognized in earnings currently.

        The Company uses forward foreign exchange contracts and foreign currency options to mitigate its exposure to changes in exchange rates from third-party and intercompany actual and forecasted transactions. Substantially all of the Company's derivative financial instruments are effective as hedges. The primary currencies to which the Company is exposed, based on the size and location of its businesses, include the euro, Swiss franc, British pound and Canadian dollar. At December 31, 2004 and 2003, the Company had foreign exchange option and forward contracts with aggregate notional amounts of $2.9 billion and $2.5 billion, respectively. The effective portion of unrealized gains and losses associated with forward and option contracts is deferred as a component of accumulated other comprehensive earnings (losses) until the underlying hedged transactions are reported on the Company's consolidated statement of earnings.

        The Company is exposed to price risk related to forecasted purchases of certain commodities used as raw materials by its businesses. Accordingly, the Company uses commodity forward contracts as cash flow hedges, primarily for coffee, cocoa, milk and cheese. Commodity futures and options are also used to hedge the price of certain commodities, including milk, coffee, cocoa, wheat, corn, sugar and soybean oil. In general, commodity forward contracts qualify for the normal purchase exception under SFAS No. 133 and are, therefore, not subject to the provisions of SFAS No. 133. At December 31, 2004 and 2003, the Company had net long commodity positions of $443 million and $255 million, respectively. Unrealized gains or losses on net commodity positions were immaterial at December 31, 2004 and 2003. The effective portion of unrealized gains and losses on commodity futures and option contracts is deferred as a component of accumulated other comprehensive earnings (losses) and is recognized as a component of cost of sales in the Company's consolidated statement of earnings when the related inventory is sold.

        Ineffectiveness related to cash flow hedges was not material for the years ended December 31, 2004, 2003 and 2002. At December 31, 2004, the Company was hedging forecasted transactions for periods not exceeding fifteen months and expects substantially all amounts reported in accumulated other comprehensive earnings (losses) to be reclassified to the consolidated statement of earnings within the next twelve months.

        Derivative gains or losses reported in accumulated other comprehensive earnings (losses) are a result of qualifying hedging activity. Transfers of gains or losses from accumulated other comprehensive earnings (losses) to earnings are offset by corresponding gains or losses on the underlying hedged item. Hedging activity affected accumulated other comprehensive earnings (losses), net of income taxes, during the years ended December 31, 2004, 2003 and 2002, as follows (in millions):

	2004	2003	2002
Gain (loss) as of January 1	$1	$13	$(18)
Derivative (gains) losses transferred to earnings	(1)	(17)	21
Change in fair value	6	5	10

Gain at December 31	$6	$1	$13

Credit exposure and credit risk

        The Company is exposed to credit loss in the event of nonperformance by counterparties. However, the Company does not anticipate nonperformance, and such exposure was not material at December 31, 2004.

Fair value

        The aggregate fair value, based on market quotes, of the Company's third-party debt at December 31, 2004, was $12,835 million as compared with its carrying value of $12,291 million. The aggregate fair value of the Company's third-party debt at December 31, 2003, was $13,426 million as compared with its carrying value of $12,919 million.

        See Notes 4, 8 and 9 for additional disclosures of fair value for short-term borrowings and long-term debt.

Note 18.    Contingencies:

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

  Third-Party Guarantees

        At December 31, 2004, the Company's third-party guarantees, which are primarily derived from acquisition and divestiture activities, approximated $25 million. Substantially all of these guarantees expire through 2013, with $1 million expiring during 2005. The Company is required to perform under these guarantees in the event that a third party fails to make contractual payments or achieve performance measures. The Company has a liability of $20 million on its consolidated balance sheet at December 31, 2004, relating to these guarantees.

Note 19.    Quarterly Financial Data (Unaudited):

	2004 Quarters
	First	Second	Third	Fourth
	(in millions, except per share data)
Net revenues	$7,575	$8,091	$7,718	$8,784

Gross profit	$2,899	$2,984	$2,865	$3,139

Earnings from continuing operations	$550	$676	$766	$677
Earnings (loss) from discontinued operations	10	22	13	(49)

Net earnings	$560	$698	$779	$628

Weighted average shares for diluted EPS	1,720	1,715	1,710	1,707

Per share data:
Basic EPS:
Continuing operations	$0.32	$0.40	$0.45	$0.40
Discontinued operations	0.01	0.01	0.01	(0.03)

Net earnings	$0.33	$0.41	$0.46	$0.37

Diluted EPS:
Continuing operations	$0.32	$0.40	$0.45	$0.40
Discontinued operations	0.01	0.01	0.01	(0.03)

Net earnings	$0.33	$0.41	$0.46	$0.37

Dividends declared	$0.18	$0.18	$0.205	$0.205

Market price—high	$34.70	$33.49	$32.55	$36.06

—low	$30.88	$29.68	$29.45	$30.99

	2003 Quarters
	First	Second	Third	Fourth
	(in millions, except per share data)
Net revenues	$7,235	$7,706	$7,350	$8,207

Gross profit	$2,958	$3,083	$2,868	$3,058

Earnings from continuing operations	$824	$918	$784	$853
Earnings from discontinued operations	24	31	26	16

Net earnings	$848	$949	$810	$869

Weighted average shares for diluted EPS	1,730	1,728	1,728	1,723

Per share data:
Basic EPS:
Continuing operations	$0.48	$0.53	$0.45	$0.49
Discontinued operations	0.01	0.02	0.02	0.01

Net earnings	$0.49	$0.55	$0.47	$0.50

Diluted EPS:
Continuing operations	$0.48	$0.53	$0.45	$0.49
Discontinued operations	0.01	0.02	0.02	0.01

Net earnings	$0.49	$0.55	$0.47	$0.50

Dividends declared	$0.15	$0.15	$0.18	$0.18

Market price—high	$39.40	$33.96	$32.79	$32.50

— low	$26.35	$27.76	$27.60	$28.50

        Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not agree to the total for the year.

        During 2004 and 2003, the Company recorded the following pre-tax charges or (gains) in earnings from continuing operations:

	2004 Quarters
	First	Second	Third	Fourth
	(in millions)
Asset impairment and exit costs	$291	$129	$44	$139
Losses (gains) on sales of businesses			8	(5)

	$291	$129	$52	$134

	2003 Quarters
	First	Second	Third	Fourth
	(in millions)
Asset impairment and exit costs			$6
Integration costs				$(13)
Gains on sales of businesses			(23)	(8)

	$—	$—	$(17)	$(21)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None

Item 9A.  Controls and Procedures.

        The Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Securities Exchange Act of 1934, as amended. Our management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, any change in the Company's internal control over financial reporting and determined that there has been no change in the Company's internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

        See also "Report of Management on Internal Control over Financial Reporting" in Item 8.

Item 9B. Other Information.

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Executive Officers of the Company

        The following are the executive officers of the Company as of March 1, 2005:

Name	Age	Title
Roger K. Deromedi	51	Chief Executive Officer
Gustavo H. Abelenda	44	Group Vice President and President, Latin America Region
Mark Berlind	42	Executive Vice President, Global Corporate Affairs
David Brearton	44	Senior Vice President, Business Process Simplification, and Corporate Controller
Daryl G. Brewster	48	Group Vice President and President, U.S. Snacks & Cereals Sector
Maurizio Calenti	50	Group Vice President and President, Eastern Europe, Middle East and Africa Region
James P. Dollive	53	Executive Vice President and Chief Financial Officer
Brian J. Driscoll	46	Senior Vice President, Sales, North America Commercial
Terry M. Faulk	59	Executive Vice President, Global Human Resources
Jeri Finard	45	Group Vice President and President, U.S. Beverages Sector
Marc S. Firestone	45	Executive Vice President, General Counsel and Corporate Secretary
Arjun Gupta	41	Group Vice President and President, Asia Pacific Region
Linda P. Hefner	45	Executive Vice President, Global Strategy and Business Development
Betsy D. Holden	49	President, Global Marketing and Category Development
Pascal Houssin	53	Group Vice President and President, Western Europe Region
David S. Johnson	48	President, North America Commercial
Alene Korby	51	Executive Vice President and Chief Information Officer
Joachim Krawczyk	53	Group Vice President and President, Central Europe Region
Kevin Ponticelli	47	Group Vice President and President, U.S. Cheese and Dairy Sector
Hugh H. Roberts	53	President, International Commercial
Thomas H. Sampson	46	Senior Vice President and President, North America Foodservice
Frederick Schaeffer	44	Senior Vice President and General Manager, Kraft Canada

Richard G. Searer	51	Group Vice President and President, U.S. Convenient Meals Sector
Jean E. Spence	47	Executive Vice President, Global Technology and Quality
Mary E. Stone West	42	Group Vice President and President, U.S. Grocery Sector
Franco Suardi	52	Senior Vice President, Sales, International Commercial
Franz-Josef H. Vogelsang	54	Executive Vice President, Global Supply Chain

        All of the above-named officers have been employed by the Company in various capacities during the past five years, except for Mr. Firestone, Ms. Hefner and Mr. Berlind. Prior to joining the Company in 2003, Mr. Firestone was Senior Vice President and General Counsel for Philip Morris International Inc. From 1998 until 2001, he was Chief Counsel for Philip Morris Europe. Prior to joining the Company in 2004, Ms. Hefner held various positions with the Sara Lee Corporation since 1989. Most recently, she served as Chief Executive Officer of Sara Lee Underwear, Socks & Latin America Group. Prior to joining the Company in 2004, Mr. Berlind held various positions with Altria Group, Inc. since 1996. Most recently, he served as Vice President and Associate General Counsel for Altria Corporate Services, Inc., a subsidiary of Altria Group, Inc.

        The Company has adopted a code of ethics as defined in Item 406 of Regulation S-K, which code applies to all of its employees, including its principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. This code of ethics, which is entitled The Kraft Foods Code of Conduct for Compliance and Integrity, is available free of charge on the Company's website at www.kraft.com and will be provided free of charge to any stockholder requesting a copy by writing to: Corporate Secretary, Kraft Foods Inc., Three Lakes Drive, Northfield, IL 60093.

        In addition, the Company has adopted corporate governance guidelines and charters for its Audit Committee, Compensation Committee and Nominating and Governance Committee, as well as a code of business conduct and ethics that applies to the members of its Board of Directors. All of these materials are available on the Company's website at www.kraft.com and will be provided free of charge to any stockholder requesting a copy by writing to: Corporate Secretary, Kraft Foods Inc., Three Lakes Drive, Northfield, IL 60093. Certain of these materials may also be found in the proxy statement relating to the Company's 2005 Annual Meeting of Stockholders.

        The information on the Company's website is not, and shall not be deemed to be, a part of this Report or incorporated into any other filings the Company makes with the SEC.

        On May 25, 2004, the Company filed its Annual CEO Certification as required by Section 303A.12 of the New York Stock Exchange Listed Company Manual.

        See also Item 11 for certain information that is incorporated by reference into this Item 10.

Item 11. Executive Compensation.

        Except for the information relating to the executive officers of, and certain documents adopted by, the Company set forth in Item 10 of this Report and the information regarding equity compensation plans set forth in Item 12 below, the information called for by Items 10-14 is hereby incorporated by reference to the Company's definitive proxy statement for use in connection with its annual meeting of shareholders to be held on April 26, 2005, filed with the SEC on March 4, 2005, and, except as indicated therein, is made a part hereof.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        The number of shares to be issued upon exercise or vesting of awards issued under, and the number of shares remaining available for future issuance under, the Company's equity compensation plans at December 31, 2004 were as follows:

Equity Compensation Plan Information

	Number of Shares to be Issued Upon Exercise of Outstanding Options and Vesting of Restricted Stock
		Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by stockholders	19,497,641	$31.00	47,165,874

Item 13. Certain Relationships and Related Transactions.

        See Item 11.

Item 14. Principal Accounting Fees and Services.

        See Item 11.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

  (a)
  Index to Consolidated Financial Statements and Schedules

        Schedules other than those listed above have been omitted either because such schedules are not required or are not applicable.

  (b)
  The following exhibits are filed as part of this Report (Exhibit Nos. 10.4 through 10.13, 10.16, 10.17 and 10.22 are management contracts, compensatory plans or arrangements):
3.1	Articles of Incorporation of the Registrant(1)
3.2	Articles of Amendment to the Articles of Incorporation of the Registrant(1)
3.3	Registrant's Amended and Restated By-Laws (2)
4.1	Indenture between the Registrant and JPMorgan Chase Bank, Trustee, dated as of October 17, 2001(3)
4.2	The Registrant agrees to furnish copies of any instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries that does not exceed 10 percent of the total assets of the Registrant and its consolidated subsidiaries to the Commission upon request.
10.1	Corporate Agreement between Altria Group, Inc. and the Registrant(4)
10.2	Services Agreement between Altria Corporate Services, Inc. and the Registrant (including Exhibits)(5)
10.3	Tax-Sharing Agreement between Altria Group, Inc. and the Registrant(6)
10.4	2001 Kraft Foods Inc. Performance Incentive Plan(4)
10.5	2001 Kraft Foods Inc. Compensation Plan for Non-Employee Directors, as amended(7)
10.6	Form of Employment Agreement entered into by Altria Group, Inc. with each of Betsy D. Holden and Roger K. Deromedi(6)
10.7	Kraft Foods Inc. Supplemental Benefits Plan I (including First Amendment adding Supplement A)(6)
10.8	Kraft Foods Inc. Supplemental Benefits Plan II(6)
10.9	Form of Employee Grantor Trust Enrollment Agreement (8)(12)
10.10	The Altria Group, Inc. 1992 Incentive Compensation and Stock Option Plan (9)(12)

10.11	The Altria Group, Inc. 1997 Performance Incentive Plan (10)(12)
10.12	The Altria Group, Inc. 2000 Performance Incentive Plan (11)(12)
10.13	2001 Kraft Foods Inc. Compensation Plan for Non-Employee Directors (Deferred Compensation)(13)
10.14	Five-Year Revolving Credit Agreement dated as of July 24, 2001(7)
10.15	364 Day Revolving Credit Agreement dated as of July 13, 2004(14)
10.16	Letter Agreement with Betsy D. Holden (15)
10.17	Description of Agreement with Roger K. Deromedi (15)
10.18	Pre-Owned Aircraft Purchase and Sales Agreements, between Altria Corporate Services, Inc. and Kraft Foods Aviation, LLC (16)
10.19	Assignment and Consent, among Gulfstream Aerospace Corporation, Altria Corporate Services, Inc., and Kraft Foods Aviation, LLC (17)
10.20	Aircraft Management Agreement between Kraft Foods Global, Inc. and Altria Corporate Services, Inc. (18)
10.21	Assignment and consent to assignment by and among Gulfstream Aerospace Corporation, Altria Corporate Services, Inc. and Kraft Foods Aviation, LLC (19)
10.22	Form of Restricted Stock Agreement (20)
12	Statements re: computation of ratios (21)
21	Subsidiaries of the Registrant
23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
24	Powers of Attorney
31.1	Certification of the Registrant's Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Registrant's Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Registrant's Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Registrant's Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to the Registrant's Form S-1 filed with the Securities and Exchange Commission on March 16, 2001 (SEC File No. 333-57162).

(2)
Incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on December 8, 2004 (SEC File No. 1-16483).

(3)
Incorporated by reference to the Registrant's Form S-3 filed with the Securities and Exchange Commission on August 16, 2001 (SEC File No. 333-67770).

(4)
Incorporated by reference to the Registrant's Amendment No. 5 to Form S-1 filed with the Securities and Exchange Commission on June 8, 2001 (SEC File No. 333-57162).

(5)
Incorporated by reference to the Registrant's Amendment No. 2 to Form S-1 filed with the Securities and Exchange Commission on May 11, 2001 (SEC File No. 333-57162).

(6)
Incorporated by reference to the Registrant's Amendment No. 1 to Form S-1 filed with the Securities and Exchange Commission on May 2, 2001 (SEC File No. 333-57162).

(7)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (SEC File No. 1-16483).

(8)
Incorporated by reference to the Annual Report on Form 10-K of Altria Group, Inc. for the year ended December 31, 1995 (SEC File No. 1-8940).

(9)
Incorporated by reference to the Annual Report on Form 10-K of Altria Group, Inc. for the year ended December 31, 1997 (SEC File No. 1-8940).

(10)
Incorporated by reference to the Proxy Statement of Altria Group, Inc. dated March 10, 1997 (SEC File No. 1-8940).

(11)
Incorporated by reference to the Proxy Statement of Altria Group, Inc. dated March 10, 2000 (SEC File No. 1-8940).

(12)
Compensation plans maintained by Altria Group, Inc. and its subsidiaries in which officers of the Registrant have historically participated.

(13)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 (SEC File No. 1-16483).

(14)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (SEC File No. 1-16483).

(15)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 (SEC File No. 1-16483).

(16)
Incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on December 20, 2004 (SEC File No. 1-16483).

(17)
Incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on December 22, 2004 (SEC File No. 1-16483).

(18)
Incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on January 4, 2005 (SEC File No. 1-16483).

(19)
Incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on January 26, 2005 (SEC File No. 1-16483).

(20)
Incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on January 28, 2005 (SEC File No. 1-16483).

(21)
Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2005 (SEC File No. 1-16483).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRAFT FOODS INC.
	By:	/s/ JAMES P. DOLLIVE (James P. Dollive, Executive Vice President and Chief Financial Officer)
Date: March 11, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ ROGER K. DEROMEDI (Roger K. Deromedi)	Director and Chief Executive Officer	March 11, 2005
/s/ JAMES P. DOLLIVE (James P. Dollive)	Executive Vice President and Chief Financial Officer	March 11, 2005
/s/ DAVID BREARTON (David Brearton)	Senior Vice President, Business Process Simplification, and Corporate Controller	March 11, 2005
*JAN BENNINK, LOUIS C. CAMILLERI, DINYAR S. DEVITRE, W. JAMES FARRELL, BETSY D. HOLDEN, RICHARD A. LERNER, JOHN C. POPE, MARY L. SCHAPIRO, CHARLES R. WALL, DEBORAH C. WRIGHT	Directors
*By:	/s/ JAMES P. DOLLIVE (James P. Dollive, Attorney-in-fact)	March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of
Kraft Foods Inc.:

        Our audits of the consolidated financial statements, of management's assessment of the Company's internal control over financial reporting and of the effectiveness of the Company's internal control over financial reporting referred to in our report dated February 2, 2005 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/  PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
February 2, 2005

S-1

KRAFT FOODS INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2004, 2003 and 2002
(in millions)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
			(a)	(b)
2004:
Allowance for discounts	$12	$31	$—	$31	$12
Allowance for doubtful accounts	130	26	5	27	134

	$142	$57	$5	$58	$146

2003:
Allowance for discounts	$11	$29	$—	$28	$12
Allowance for doubtful accounts	134	22	(5)	21	130

	$145	$51	$(5)	$49	$142

2002:
Allowance for discounts	$11	$10	$2	$12	$11
Allowance for doubtful accounts	168	25	(39)	20	134

	$179	$35	$(37)	$32	$145

Notes:

(a)
Primarily related to divestitures, acquisitions and currency translation.

(b)
Represents charges for which allowances were created.

S-2

QuickLinks

PART I
  Item 1. Business.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures.
  Item 9B. Other Information.
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Principal Accounting Fees and Services.
PART IV
  Item 15. Exhibits and Financial Statement Schedules.
SIGNATURES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE
KRAFT FOODS INC. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS For the Years Ended December 31, 2004, 2003 and 2002 (in millions)