Form 10-Q
period 2005-03-31
KRAFT FOODS INC
filed 2005-05-06
CIK 1103982

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
OR
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

        At April 29, 2005, there were 523,323,188 shares of the registrant's Class A Common Stock outstanding, and 1,180,000,000 shares of the registrant's Class B Common Stock outstanding.

KRAFT FOODS INC.

TABLE OF CONTENTS

		Page No.
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets at March 31, 2005 and December 31, 2004	3-4
	Condensed Consolidated Statements of Earnings for the Three Months Ended March 31, 2005 and 2004	5
	Condensed Consolidated Statements of Shareholders' Equity for the Year Ended December 31, 2004 and the Three Months Ended March 31, 2005	6
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004	7-8
	Notes to Condensed Consolidated Financial Statements	9-22
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23-37
Item 4.	Controls and Procedures	38
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 4.	Submission of Matters to a Vote of Security Holders	40
Item 6.	Exhibits	41
Signature		42

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

Kraft Foods Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$220	$282
Receivables (less allowances of $92 in 2005 and $118 in 2004)	3,635	3,541
Inventories:
Raw materials	1,565	1,367
Finished product	2,147	2,080

	3,712	3,447
Deferred income taxes	775	749
Assets of discontinued operations held for sale	1,453	1,458
Other current assets	330	245

Total current assets	10,125	9,722
Property, plant and equipment, at cost	16,464	16,483
Less accumulated depreciation	6,643	6,498

	9,821	9,985
Goodwill	25,101	25,177
Other intangible assets, net	10,563	10,634
Prepaid pension assets	3,697	3,569
Other assets	833	841

TOTAL ASSETS	$60,140	$59,928

See notes to condensed consolidated financial statements.

Continued

Kraft Foods Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars)
(Unaudited)

	March 31, 2005	December 31, 2004
LIABILITIES
Short-term borrowings	$2,192	$1,818
Current portion of long-term debt	420	750
Due to Altria Group, Inc. and affiliates	374	227
Accounts payable	1,964	2,207
Accrued liabilities:
Marketing	1,612	1,637
Employment costs	529	732
Other	1,718	1,537
Income taxes	372	170

Total current liabilities	9,181	9,078
Long-term debt	9,724	9,723
Deferred income taxes	5,838	5,850
Accrued postretirement health care costs	1,900	1,887
Other liabilities	3,373	3,479

Total liabilities	30,016	30,017
Contingencies (Note 7)
SHAREHOLDERS' EQUITY
Class A common stock, no par value (555,000,000 shares issued in 2005 and 2004)
Class B common stock, no par value (1,180,000,000 shares issued and outstanding in 2005 and 2004)
Additional paid-in capital	23,823	23,762
Earnings reinvested in the business	8,520	8,304
Accumulated other comprehensive losses (including currency translation of $(933) in 2005 and $(890) in 2004)	(1,223)	(1,205)

	31,120	30,861
Less cost of repurchased stock (30,859,272 Class A shares in 2005 and 29,644,926 Class A shares in 2004)	(996)	(950)

Total shareholders' equity	30,124	29,911

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$60,140	$59,928

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2005	2004
Net revenues	$8,059	$7,575
Cost of sales	5,104	4,676

Gross profit	2,955	2,899
Marketing, administration and research costs	1,761	1,633
Asset impairment and exit costs	150	291
Gains on sales of businesses	(116)
Amortization of intangibles	3	2

Operating income	1,157	973
Interest and other debt expense, net	176	165

Earnings from continuing operations before income taxes and minority interest	981	808
Provision for income taxes	282	257

Earnings from continuing operations before minority interest	699	551
Minority interest in earnings from continuing operations, net		1

Earnings from continuing operations	699	550
Earnings from discontinued operations, net of income taxes	14	10

Net earnings	$713	$560

Per share data:
Basic earnings per share:
Continuing operations	$0.41	$0.32
Discontinued operations	0.01	0.01

Net earnings	$0.42	$0.33

Diluted earnings per share:
Continuing operations	$0.41	$0.32
Discontinued operations	0.01	0.01

Net earnings	$0.42	$0.33

Dividends declared	$0.205	$0.18

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity
For the Year Ended December 31, 2004 and
the Three Months Ended March 31, 2005
(in millions of dollars, except per share data)
(Unaudited)

				Accumulated Other Comprehensive Earnings/(Losses)
	Class A and B Common Stock							Total Share- holders' Equity
		Additional Paid-in Capital	Earnings Reinvested in the Business	Currency Translation Adjustments	Other	Total	Cost of Repurchased Stock
Balances, January 1, 2004	$—	$23,704	$7,020	$(1,494)	$(298)	$(1,792)	$(402)	$28,530
Comprehensive earnings:
Net earnings			2,665					2,665
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				604		604		604
Additional minimum pension liability					(22)	(22)		(22)
Change in fair value of derivatives accounted for as hedges					5	5		5

Total other comprehensive earnings								587

Total comprehensive earnings								3,252

Exercise of stock options and issuance of other stock awards		58	(61)				152	149
Cash dividends declared ($0.77 per share)			(1,320)					(1,320)
Class A common stock repurchased							(700)	(700)

Balances, December 31, 2004	—	23,762	8,304	(890)	(315)	(1,205)	(950)	29,911
Comprehensive earnings:
Net earnings			713					713
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				(43)		(43)		(43)
Additional minimum pension liability					4	4		4
Change in fair value of derivatives accounted for as hedges					21	21		21

Total other comprehensive losses								(18)

Total comprehensive earnings								695

Exercise of stock options and issuance of other stock awards		61	(147)				129	43
Cash dividends declared ($0.205 per share)			(350)					(350)
Class A common stock repurchased							(175)	(175)

Balances, March 31, 2005	$—	$23,823	$8,520	$(933)	$(290)	$(1,223)	$(996)	$30,124

        Total comprehensive earnings were $713 million for the quarter ended March 31, 2004.

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2005	2004
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net earnings	$713	$560
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	218	209
Deferred income tax (benefit) provision	(24)	4
Gains on sales of businesses	(116)
Asset impairment and exit costs, net of cash paid	104	296
Cash effects of changes, net of the effects from acquired and divested companies:
Receivables, net	(93)	(47)
Inventories	(269)	(174)
Accounts payable	(251)	(188)
Income taxes	139	96
Amounts due to Altria Group, Inc. and affiliates	77	(22)
Other working capital items	(141)	(268)
Change in pension assets and postretirement liabilities, net	(145)	(52)
Other	30	80

Net cash provided by operating activities	242	494

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
Capital expenditures	(139)	(148)
Purchases of businesses, net of acquired cash		(119)
Proceeds from sales of businesses	190
Other	4	1

Net cash provided by (used in) investing activities	55	(266)

See notes to condensed consolidated financial statements.
Continued

Kraft Foods Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2005	2004
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
Net issuance of short-term borrowings	$377	$196
Long-term debt proceeds	17	10
Long-term debt repaid	(321)	(11)
Increase (decrease) in amounts due to Altria Group, Inc. and affiliates	112	(182)
Repurchase of Class A common stock	(167)	(152)
Dividends paid	(350)	(309)
Other	(34)	(23)

Net cash used in financing activities	(366)	(471)

Effect of exchange rate changes on cash and cash equivalents	7	16

Cash and cash equivalents:
Decrease	(62)	(227)
Balance at beginning of period	282	514

Balance at end of period	$220	$287

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

These statements should be read in conjunction with the Company's consolidated financial statements and related notes, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

On November 15, 2004, the Company announced the sale of substantially all of its sugar confectionery business for approximately $1.5 billion. The transaction, which is subject to regulatory approval, is expected to be completed in the second quarter of 2005. The Company has reflected the results of its sugar confectionery business as discontinued operations on the condensed consolidated statements of earnings for all periods presented. The assets related to the sugar confectionery business were reflected as assets of discontinued operations held for sale on the condensed consolidated balance sheets at March 31, 2005 and December 31, 2004. Accordingly, historical statements of earnings amounts included in the notes to the condensed consolidated financial statements have been restated to reflect the discontinued operation. In addition, the Company anticipates additional tax expense of approximately $270 million to be recorded as a loss on sale of discontinued operations in 2005. In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, the tax expense will be recorded when the transaction is consummated.

During the fourth quarter of 2004, following the announcement of the pending sale of its sugar confectionery business, the Company realigned its North American segments. The Company's new segments, which are reflected in these condensed consolidated financial statements and notes, are U.S. Beverages; U.S. Cheese, Canada & North America Foodservice; U.S. Convenient Meals; U.S. Grocery; U.S. Snacks & Cereals; Europe, Middle East & Africa; and Latin America & Asia Pacific. The new segment structure in North America reflects a shift of certain divisions and brands between segments to more closely align these businesses to consumer sectors, to provide more focus on the separate beverage and grocery businesses, and to benefit from synergies in grain based products. Historical data have been restated to reflect the new segment structure.

Stock-Based Compensation Expense

The Company accounts for employee stock compensation plans in accordance with the intrinsic value-based method permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," which has not resulted in compensation cost for stock options. The market value at date of grant of restricted stock and rights to receive shares of stock is recorded as compensation expense over the period of restriction (three years).

During the first quarter of 2005 and 2004, the Company granted shares of restricted stock and rights to receive shares of stock to eligible employees, giving them in most instances all of the rights of shareholders, except that they may not sell, assign, pledge or otherwise encumber such shares and rights. Such shares and rights are subject to forfeiture if certain employment conditions are not met.

During the first quarter of 2005, the Company granted approximately 4.1 million restricted Class A shares to eligible U.S.-based employees and also issued to eligible non-U.S. employees rights to receive approximately 1.8 million Class A equivalent shares. The market value of the shares and rights granted to the Company's

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

employees was approximately $196 million, or $33.32 per restricted share or right, on the date of grant. Restrictions on the stock and rights lapse in the first quarter of 2008.

The fair value of the shares of restricted stock and rights to receive shares of stock at the date of grant is amortized to expense ratably over the restriction period. The Company recorded compensation expense related to the restricted stock and rights of $38 million and $25 million for the quarters ended March 31, 2005 and March 31, 2004, respectively. The unamortized portion, which is reported on the condensed consolidated balance sheets as a reduction of earnings reinvested in the business, was $337 million at March 31, 2005.

In addition to restricted stock, at March 31, 2005, the Company had stock-based employee compensation plans that permit the issuance of stock options to employees. The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for stock options within those plans. No compensation expense for employee stock options is reflected in net earnings, as all stock options granted under those plans had an exercise price equal to the market value of the common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share ("EPS") if the Company had applied the fair value recognition provisions of SFAS No. 123 to measure stock-based compensation expense for outstanding stock option awards for the three months ended March 31, 2005 and 2004:

	For the Three Months Ended March 31,
	2005	2004
	(in millions, except per share data)
Net earnings, as reported	$713	$560
Deduct:
Total stock-based employee compensation expense determined under fair value method for all stock option awards, net of related tax effects	2	2

Pro forma net earnings	$711	$558

Earnings per share:
Basic—as reported	$0.42	$0.33

Basic—pro forma	$0.42	$0.32

Diluted—as reported	$0.42	$0.33

Diluted—pro forma	$0.42	$0.32

In 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R requires companies to measure compensation cost for share-based payments at fair value. The Company will adopt this new standard prospectively, on January 1, 2006, and does not expect the adoption of SFAS No. 123R to have a material impact on its consolidated financial position, results of operations or cash flows.

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 2.    Asset Impairment, Exit and Implementation Costs:

Restructuring Program:

In January 2004, the Company announced a three-year restructuring program with the objectives of leveraging the Company's global scale, realigning and lowering its cost structure, and optimizing capacity utilization. As part of this program, the Company anticipates the closing or sale of up to twenty plants and the elimination of approximately six thousand positions. From 2004 through 2006, the Company expects to incur up to $1.2 billion in pre-tax charges, reflecting asset disposals, severance and other implementation costs, including $717 million incurred from January 2004 through March 31, 2005. Pre-tax restructuring program charges during 2005 are expected to be between $440 million and $470 million, including $76 million incurred in the first quarter of 2005. Approximately one-half of the pre-tax charges are expected to require cash payments.

Restructuring Costs:

During the first quarter of 2005 and 2004, pre-tax charges under the restructuring program of $57 million and $279 million, respectively, were recorded as asset impairment and exit costs on the condensed consolidated statements of earnings. The first quarter 2005 pre-tax charges resulted from the announcement of the closing of two plants, for a total of fifteen since January 2004, and the continuation of a number of workforce reduction programs. Approximately $35 million of the first quarter 2005 pre-tax charges will require cash payments.

Pre-tax restructuring liability activity for the quarter ended March 31, 2005 was as follows:

	Severance	Asset Write-downs	Other	Total
	(in millions)
Liability balance, January 1, 2005	$91	$—	$19	$110
Charges	32	11	14	57
Cash spent	(28)		(18)	(46)
Charges against assets	(11)	(11)		(22)

Liability balance, March 31, 2005	$84	$—	$15	$99

Severance costs in the above schedule, which relate to the workforce reduction programs, include the cost of related benefits. Specific programs announced during 2004 and the first quarter of 2005, as part of the overall restructuring program, will result in the elimination of approximately 3,800 positions. Asset write-downs relate to the impairment of assets caused by the plant closings and related activity. Other costs incurred relate primarily to contract termination costs associated with the plant closings and the termination of leasing agreements.

Implementation Costs:

During the first quarter of 2005, the Company recorded $19 million of pre-tax implementation costs associated with the restructuring program, of which $15 million was recorded in cost of sales and $4 million was recorded in marketing, administration and research costs on the condensed consolidated statement of earnings. These costs include the discontinuance of certain product lines and incremental costs related to the integration of functions and closure of facilities. During the first quarter of 2004, the Company recorded $1 million of pre-tax implementation costs associated with the restructuring program. This charge was recorded in marketing, administration and research costs on the condensed consolidated statement of earnings.

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Asset Impairment Charges:

During March 2005, the Company reached an agreement to sell its fruit snacks business for approximately $30 million. The transaction is expected to close in the second quarter of 2005. The Company incurred a pre-tax asset impairment charge of $93 million in the first quarter of 2005 in recognition of the pending sale of this business. The charge, which includes the write-off of all intangibles associated with this business, was recorded as asset impairment and exit costs on the condensed consolidated statement of earnings.

During the first quarter of 2005, the Company completed its annual review of goodwill and intangible assets and no charges resulted from this review. During the first quarter of 2004, the Company recorded non-cash pre-tax charges of $29 million related to an intangible asset impairment for a small confectionery business in the United States and certain brands in Mexico. A portion of this charge, $17 million, was reclassified to earnings from discontinued operations on the consolidated statement of earnings in the fourth quarter of 2004. The remaining charge was recorded as asset impairment and exit costs on the consolidated statement of earnings.

Total:

The pre-tax asset impairment, exit and implementation costs discussed above, for the three months ended March 31, 2005 and March 31, 2004, were included in the operating companies income of the following segments:

	For the Three Months Ended March 31, 2005
	Restructuring Costs	Asset Impairment	Total Asset Impairment and Exit Costs	Implementation Costs	Total
	(in millions)
U.S. Beverages	$2	$—	$2	$—	$2
U.S. Cheese, Canada & North America Foodservice	14		14	4	18
U.S. Convenient Meals	2		2	1	3
U.S. Grocery	2	93	95		95
U.S. Snacks & Cereals	4		4	9	13
Europe, Middle East & Africa	30		30	5	35
Latin America & Asia Pacific	3		3		3

Total—Continuing Operations	$57	$93	$150	$19	$169

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	For the Three Months Ended March 31, 2004
	Restructuring Costs	Asset Impairment	Total Asset Impairment and Exit Costs	Implementation Costs	Total
	(in millions)
U.S. Beverages	$6	$—	$6	$—	$6
U.S. Cheese, Canada & North America Foodservice	62		62		62
U.S. Convenient Meals	9		9		9
U.S. Grocery	9		9		9
U.S. Snacks & Cereals	159		159		159
Europe, Middle East & Africa	32		32	1	33
Latin America & Asia Pacific	2	12	14		14

Total—Continuing Operations	279	12	291	1	292
Discontinued Operations		17	17		17

Total	$279	$29	$308	$1	$309

Note 3.    Related Party Transactions:

At March 31, 2005, Altria Group, Inc. owned 85.5% of the Company's outstanding shares of capital stock. Altria Group, Inc.'s subsidiary, Altria Corporate Services, Inc., provides the Company with various services, including planning, legal, treasury, accounting, auditing, insurance, human resources, office of the secretary, corporate affairs, information technology, aviation and tax services. Billings for these services, which were based on the cost to Altria Corporate Services, Inc. to provide such services and a management fee, were $71 million and $73 million for the three months ended March 31, 2005 and 2004, respectively.

At March 31, 2005, the Company had short-term amounts payable to Altria Group, Inc. of $374 million. Interest on these borrowings is based on the applicable London Interbank Offered Rate.

Note 4.    Acquisitions:

During the first quarter of 2004, the Company acquired a U.S.-based beverage business for approximately $119 million.

The effect of this acquisition was not material to the Company's consolidated financial position, results of operations or cash flows in any of the periods presented.

Note 5.    Divestitures:

Discontinued Operations:

On November 15, 2004, the Company announced the sale of substantially all of its sugar confectionery business for approximately $1.5 billion. The proposed sale includes the Life Savers, Creme Savers, Altoids, Trolli and Sugus brands. The transaction, which is subject to regulatory approval, is expected to be completed in the second quarter of 2005. The Company has reflected the results of its sugar confectionery business as discontinued operations on the condensed consolidated statements of earnings for all periods presented. Pursuant to the sugar confectionery sale agreement, the Company has agreed to provide certain transition and supply services to the buyer. These service arrangements are primarily for terms of one year or less, with the

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

exception of one supply arrangement with a term of not more than three years. The expected cash flow from this supply arrangement is not significant.

Summary results of operations for the sugar confectionery business were as follows:

	For the Three Months Ended March 31,
	2005	2004
	(in millions)
Net revenues	$116	$118

Earnings before income taxes	$22	$16
Provision for income taxes	8	6

Earnings from discontinued operations, net of income taxes	$14	$10

In addition, the Company anticipates additional tax expense of approximately $270 million to be recorded as a loss on sale of discontinued operations in 2005. In accordance with the provisions of SFAS No. 109, the tax expense will be recorded when the transaction is consummated.

The assets of the sugar confectionery business, which were reflected as assets of discontinued operations held for sale on the condensed consolidated balance sheets at March 31, 2005 and December 31, 2004, were as follows:

	March 31, 2005	December 31, 2004
	(in millions)
Inventories	$65	$65
Property, plant and equipment, net	196	201
Goodwill	814	814
Other intangible assets, net	485	485
Impairment loss on assets of discontinued operations held for sale	(107)	(107)

Assets of discontinued operations held for sale	$1,453	$1,458

Other:

During the first quarter of 2005, the Company sold its U.K. desserts business, its U.S. yogurt business and a minor trademark in Mexico. The aggregate proceeds received from sales of businesses during the first quarter of 2005 were $190 million, on which pre-tax gains of $116 million were recorded.

During March 2005, the Company reached an agreement to sell its fruit snacks business for approximately $30 million. The transaction is expected to close in the second quarter of 2005. The Company incurred a pre-tax asset impairment charge of $93 million in the first quarter of 2005 in recognition of the pending sale of this business.

The operating results of the other businesses sold, discussed above, were not material to the Company's consolidated financial position, results of operations or cash flows in any of the periods presented.

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6.    Earnings Per Share:

Basic and diluted EPS from continuing and discontinued operations were calculated using the following:

	For the Three Months Ended March 31,
	2005	2004.
	(in millions)
Earnings from continuing operations	$699	$550
Earnings from discontinued operations	14	10

Net earnings	$713	$560

Weighted average shares for basic EPS	1,696	1,717
Plus incremental shares from assumed conversions:
Restricted stock and stock rights	6	2
Stock options	1	1

Weighted average shares for diluted EPS	1,703	1,720

Note 7.    Contingencies:

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

Third-Party Guarantees:    At March 31, 2005, the Company's third-party guarantees, which are primarily derived from acquisition and divestiture activities, approximated $24 million. Substantially all of these guarantees expire through 2013, with $8 million expiring through March 31, 2006. The Company is required to perform under these guarantees in the event that a third party fails to make contractual payments or achieve performance measures. The Company has a liability of $19 million on its condensed consolidated balance sheet at March 31, 2005, relating to these guarantees.

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 8.    Goodwill and Other Intangible Assets, Net:

Goodwill by reportable segment was as follows:

	March 31, 2005	December 31, 2004
	(in millions)
U.S. Beverages	$1,294	$1,293
U.S. Cheese, Canada & North America Foodservice	5,357	5,382
U.S. Convenient Meals	1,880	1,880
U.S. Grocery	2,634	2,641
U.S. Snacks & Cereals	8,643	8,658
Europe, Middle East & Africa	4,944	5,014
Latin America & Asia Pacific	349	309

Total goodwill	$25,101	$25,177

Intangible assets were as follows:

	March 31, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)		(in millions)
Non-amortizable intangible assets	$10,520		$10,589
Amortizable intangible assets	96	$53	96	$51

Total intangible assets	$10,616	$53	$10,685	$51

Non-amortizable intangible assets consist substantially of brand names purchased through the Nabisco acquisition. Amortizable intangible assets consist primarily of certain trademark licenses and non-compete agreements. Pre-tax amortization expense for intangible assets was $3 million and $2 million for the quarters ended March 31, 2005 and 2004, respectively. Amortization expense for each of the next five years is currently estimated to be approximately $12 million or less.

The movement in goodwill and gross carrying amount of intangible assets from December 31, 2004, is as follows:

	Goodwill	Intangible Assets
	(in millions)
Balance at December 31, 2004	$25,177	$10,685
Changes due to:
Currency	(71)	2
Divestitures	(18)
Asset impairment	(7)	(70)
Other	20	(1)

Balance at March 31, 2005	$25,101	$10,616

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

During the fourth quarter of 2004, following the announcement of the pending sale of its sugar confectionery business, as discussed in Note 5. Divestitures, the Company realigned its North American segments. Kraft North America Commercial's new segments are U.S. Beverages; U.S. Cheese, Canada & North America Foodservice; U.S. Convenient Meals; U.S. Grocery; and U.S. Snacks & Cereals. Kraft International Commercial's segments are Europe, Middle East & Africa; and Latin America & Asia Pacific. The new segment structure in North America reflects a shift of certain divisions and brands between segments to more closely align these businesses to consumer sectors, to provide more focus on the separate beverage and grocery businesses, and to benefit from synergies in grain based products. Historical data have been restated to reflect the new segment structure.

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

Segment data were as follows:

	For the Three Months Ended March 31,
	2005	2004
	(in millions)
Net revenues:
U.S. Beverages	$732	$671
U.S. Cheese, Canada & North America Foodservice	1,816	1,708
U.S. Convenient Meals	1,090	1,048
U.S. Grocery	582	591
U.S. Snacks & Cereals	1,333	1,274
Europe, Middle East & Africa	1,888	1,713
Latin America & Asia Pacific	618	570

Net revenues	$8,059	$7,575

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	For the Three Months Ended March 31,
	2005	2004
	(in millions)
Earnings from continuing operations before income taxes and minority interest:
Operating companies income:
U.S. Beverages	$163	$169
U.S. Cheese, Canada & North America Foodservice	251	203
U.S. Convenient Meals	191	197
U.S. Grocery	108	212
U.S. Snacks & Cereals	197	52
Europe, Middle East & Africa	253	155
Latin America & Asia Pacific	40	33
Amortization of intangibles	(3)	(2)
General corporate expenses	(43)	(46)

Operating income	1,157	973
Interest and other debt expense, net	(176)	(165)

Earnings from continuing operations before income taxes and minority interest	$981	$808

As discussed in Note 2. Asset Impairment, Exit and Implementation Costs, the Company recorded asset impairment, exit and implementation costs of $169 million and $292 million during the first quarter of 2005 and 2004, respectively. See Note 2 for a breakdown of these pre-tax charges by segment.

During the first quarter of 2005, the Company sold its U.K. desserts business and recorded a pre-tax gain of $115 million. This gain is included in the operating companies income of the Europe, Middle East & Africa segment. In addition, the Company sold a minor trademark in Mexico, resulting in a pre-tax gain of $1 million. This gain is included in the operating companies income of the Latin America & Asia Pacific segment.

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Net revenues by consumer sector, which include the separation of Canada and North America Foodservice into sector components, were as follows:

	For the Three Months Ended March 31, 2005
	Kraft North America Commercial	Kraft International Commercial	Total
	(in millions)
Consumer Sector:
Snacks	$1,207	$997	$2,204
Beverages	831	865	1,696
Cheese & Dairy	1,194	369	1,563
Grocery	1,105	193	1,298
Convenient Meals	1,216	82	1,298

Net revenues	$5,553	$2,506	$8,059

	For the Three Months Ended March 31, 2004
	Kraft North America Commercial	Kraft International Commercial	Total
	(in millions)
Consumer Sector:
Snacks	$1,157	$892	$2,049
Beverages	769	784	1,553
Cheese & Dairy	1,107	335	1,442
Grocery	1,092	191	1,283
Convenient Meals	1,167	81	1,248

Net revenues	$5,292	$2,283	$7,575

Note 10.    Financial Instruments:

During the quarters ended March 31, 2005 and 2004, ineffectiveness related to cash flow hedges was not material. At March 31, 2005, the Company was hedging forecasted transactions for periods not exceeding the next fourteen months and expects substantially all amounts reported in accumulated other comprehensive earnings (losses) to be reclassified to the consolidated statement of earnings within the next twelve months.

Hedging activities affected accumulated other comprehensive earnings (losses), net of income taxes, as follows:

	For the Three Months Ended March 31,
	2005	2004
	(in millions)
Gain as of January 1	$6	$1
Derivative losses transferred to earnings	3
Change in fair value	18	20

Gain as of March 31	$27	$21

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 11.    Benefit Plans:

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

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following for the three months ended March 31, 2005 and 2004:

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2005	2004	2005	2004
	(in millions)
Service cost	$42	$37	$20	$17
Interest cost	88	87	43	39
Expected return on plan assets	(126)	(142)	(48)	(41)
Amortization:
Unrecognized net loss from experience differences	41	22	12	8
Prior service cost	1		2	2
Other expense	11		1

Net periodic pension cost	$57	$4	$30	$25

Other expense, above, is due primarily to additional pension benefits related to workforce reduction programs under the Company's restructuring program.

Employer Contributions

The Company presently makes, and plans to make, contributions, to the extent that they do not generate an excise tax liability, in order to maintain plan assets in excess of the accumulated benefit obligation of its funded U.S. and non-U.S. plans. During the first quarter of 2005, approximately $200 million and approximately $40 million of employer contributions were made to U.S. plans and non-U.S. plans, respectively. Currently, the Company anticipates making additional contributions of approximately $10 million during the remainder of 2005 to its U.S. plans and approximately $60 million during the remainder of 2005 to its non-U.S. plans, based on current tax law. However, these estimates are subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or significant changes in interest rates. During 2004, employer contributions of $299 million and $254 million were made to U.S. plans and non-U.S. plans, respectively.

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Postretirement Benefit Plans

Net postretirement health care costs consisted of the following for the three months ended March 31, 2005 and 2004:

	For the Three Months Ended March 31,
	2005	2004
	(in millions)
Service cost	$12	$12
Interest cost	43	47
Amortization:
Unrecognized net loss from experience differences	14	14
Unrecognized prior service cost	(6)	(6)

Net postretirement health care costs	$63	$67

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

The Company adopted FSP 106-2 in the third quarter of 2004. The impact for the quarter ended March 31, 2005 was a reduction of pre-tax net postretirement health care costs and an increase in net earnings of $12 million, which is included above as a reduction of $1 million in service cost, $5 million in interest cost and $6 million in amortization of unrecognized net loss from experience differences.

Note 12.    Credit Lines:

At March 31, 2005, the Company's credit facilities included a $2.0 billion, multi-year revolving credit facility expiring in July 2006 and a $2.5 billion, 364-day revolving credit facility expiring in July 2005. In April 2005, the Company's existing credit facilities were terminated and replaced by a new $4.5 billion, multi-year revolving credit facility that expires in April 2010. The Company's new $4.5 billion, multi-year revolving credit facility expiring in April 2010, which is for its sole use, requires the maintenance of a minimum net worth of $20.0 billion, up from $18.2 billion required in each of the previous facilities. At March 31, 2005, the Company's net worth was $30.1 billion. The foregoing revolving credit facility does not include any other financial tests, any credit rating triggers or any provisions that could require the posting of collateral.

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 13.    Income Taxes:

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

The Jobs Act also provides tax relief to U.S. domestic manufacturers by providing a tax deduction up to 9% of the lesser of "qualified production activities income" or taxable income. In December 2004, the FASB issued FASB Staff Position 109-1, "Application of FASB Statement No. 109, "Accounting for Income Taxes," to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" ("FSP 109-1"). FSP 109-1 requires companies to account for this deduction as a "special deduction" rather than a rate reduction, in accordance with SFAS No. 109, and therefore, the Company will recognize these benefits in the year earned.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of the Company

Kraft Foods Inc. ("Kraft"), together with its subsidiaries (collectively referred to as the "Company"), manufactures and markets packaged food products, consisting principally of beverages, cheese, snacks, convenient meals and various packaged grocery products. Kraft manages and reports operating results through two units, Kraft North America Commercial and Kraft International Commercial. Reportable segments for Kraft North America Commercial are organized and managed principally by product category. Kraft International Commercial's operations are organized and managed by geographic location. At March 31, 2005, Altria Group, Inc. held 98.0% of the combined voting power of Kraft's outstanding capital stock and owned 85.5% of the outstanding shares of Kraft's capital stock.

On November 15, 2004, the Company announced the sale of substantially all of its sugar confectionery business for approximately $1.5 billion. The transaction, which is subject to regulatory approval, is expected to be completed in the second quarter of 2005. The Company has reflected the results of its sugar confectionery business as discontinued operations on the condensed consolidated statements of earnings for all periods presented. Accordingly, historical statements of earnings amounts included in Management's Discussion and Analysis of Financial Condition and Results of Operations have been restated to reflect the discontinued operation. The assets related to the sugar confectionery business were reflected as assets of discontinued operations held for sale on the condensed consolidated balance sheets at March 31, 2005 and December 31, 2004. In addition, the Company anticipates additional tax expense of approximately $270 million to be recorded as a loss on sale of discontinued operations in 2005. In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, the tax expense will be recorded when the transaction is consummated.

During the fourth quarter of 2004, following the announcement of the pending sale of its sugar confectionery business, the Company realigned its North American segments. Kraft North America Commercial's new segments are U.S. Beverages; U.S. Cheese, Canada & North America Foodservice; U.S. Convenient Meals; U.S. Grocery; and U.S. Snacks & Cereals. Kraft International Commercial's segments are Europe, Middle East & Africa; and Latin America & Asia Pacific. The new segment structure in North America reflects a shift of certain divisions and brands between segments to more closely align these businesses to consumer sectors, to provide more focus on the separate beverage and grocery businesses, and to benefit from synergies in grain based products. Historical data have been restated to reflect the new segment structure.

In 2004, Altria Group, Inc. announced that, for significant business reasons, the Altria Group, Inc. Board of Directors is looking at a number of restructuring alternatives, including the possibility of separating Kraft from the balance of Altria Group, Inc. Altria Group, Inc. has indicated that continuing improvements in the entire litigation environment are a prerequisite to such action by their Board of Directors, and the timing and chronology of events are uncertain.

Executive Summary

The following executive summary is intended to provide significant highlights of the Discussion and Analysis that follows.

Consolidated Operating Results for the Quarter ended March 31, 2005—The changes in the Company's earnings from continuing operations and diluted earnings per share ("EPS") from continuing operations for the quarter ended

March 31, 2005 from the quarter ended March 31, 2004 were due primarily to the following (in millions, except per share data):

	Earnings from Continuing Operations	Diluted EPS from Continuing Operations
For the quarter ended March 31, 2004	$550	$0.32
2005 Asset impairment, exit and implementation costs	(112)	(0.07)
2004 Asset impairment, exit and implementation costs	186	0.11
2005 Gains on sales of businesses	67	0.04
Lower effective income tax rate	49	0.03
Currency	14	0.01
Operations	(55)	(0.03)

For the quarter ended March 31, 2005	$699	$0.41

See discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

The favorable net impact of asset impairment, exit and implementation costs on earnings and diluted EPS from continuing operations is due primarily to the following:

Restructuring Program—In January 2004, the Company announced a three-year restructuring program. As part of this program, the Company anticipates the closing or sale of up to twenty plants and the elimination of approximately six thousand positions. From 2004 to 2006, the Company expects to incur up to $1.2 billion in pre-tax charges, reflecting asset disposals, severance and other implementation costs. During the first quarter of 2005 and 2004, the Company recorded pre-tax charges of $76 million and $280 million, respectively, for the restructuring program, including pre-tax implementation costs of $19 million and $1 million, respectively.

Asset Impairment Charges—During March 2005, the Company reached an agreement to sell its fruit snacks business for approximately $30 million. The Company incurred a pre-tax asset impairment charge of $93 million in the first quarter of 2005 in recognition of the pending sale of this business. The transaction is expected to close in the second quarter of 2005.

For further details on the restructuring program and asset impairment charges, see Note 2 to the Condensed Consolidated Financial Statements and the Business Environment section of the following Discussion and Analysis.

Gains on Sales of Businesses—The favorable impact on earnings and diluted EPS from continuing operations is due primarily to the gain on sale of the U.K. desserts business in the first quarter of 2005.

Lower Effective Income Tax Rate—The Company's reported effective income tax rate decreased by 3.1 percentage points to 28.7%, due primarily to the resolution of outstanding items in the Company's international operations, as well as other benefits, including the impact of the domestic manufacturers' deduction under the American Jobs Creation Act.

Currency—The favorable currency impact on earnings and diluted EPS from continuing operations is due primarily to the weakness of the U.S. dollar versus the euro, the Canadian dollar and certain other currencies.

Continuing Operations—The decrease in results from continuing operations was due primarily to the following:

  •
  Lower income at Kraft North America Commercial, reflecting higher commodity and benefit costs and increased marketing spending, partially offset by favorable volume/mix and higher pricing.

  •
  Lower income at Kraft International Commercial, reflecting higher commodity costs, increased marketing spending and higher infrastructure investment in developing markets, partially offset by favorable volume/mix and higher pricing.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

2005 Forecasted Results—In April 2005, the Company lowered its 2005 full-year diluted EPS on a continuing operations basis by $0.02 per share to a range of $1.73 to $1.78. This guidance includes anticipated charges of

$0.22 for costs related to its restructuring program and impairment charges, and $0.04 in gains on sales of businesses. The Company's current guidance for total restructuring and impairment charges in 2005 is up $0.04 per share versus the previously issued guidance due to the $93 million pre-tax asset impairment charge on the fruit snacks business in the first quarter of 2005. The $0.02 per share offsetting benefit to the higher impairment charges reflects the net impact of lower taxes ($0.06 per share), partially offset by investments in key growth initiatives ($0.02 per share) and higher energy and packaging costs ($0.02 per share). The Company currently forecasts a 2005 effective income tax rate of approximately 31.5%, below the Company's previous forecast of 33.4%, due to the positive resolution of outstanding tax items, most of which occurred in the first quarter of 2005. The factors described in the section entitled Forward-Looking and Cautionary Statements of the following Discussion and Analysis represent continuing risks to these forecasts.

Discussion and Analysis

Business Environment

The Company is subject to a number of challenges that may adversely affect its businesses. These challenges, which are discussed below and under "Forward-Looking and Cautionary Statements," include:

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

Fluctuations in commodity prices can lead to retail price volatility and intense price competition, and can influence consumer and trade buying patterns. During the first quarter of 2005, the Company's commodity costs on average have been higher than those incurred in the first quarter of 2004 (most notably dairy, coffee, meat, nuts, energy and packaging), and have adversely affected earnings. For the first quarter of 2005, commodity costs had a negative pre-tax impact on the Company's consolidated results of operations of approximately $250 million as compared with the first quarter of 2004, which was partially offset by price increases.

In the ordinary course of business, the Company is subject to many influences that can impact the timing of sales to customers, including the timing of holidays and other annual or special events, seasonality of certain products, significant weather conditions, timing of Company and customer incentive programs and pricing actions, customer inventory programs, Company initiatives to improve supply chain efficiency, including efforts to align product shipments more closely with consumption by shifting some of its customer marketing programs to a consumption based approach, financial situations of customers and general economic conditions.

In January 2004, the Company announced a three-year restructuring program, with the objectives of leveraging the Company's global scale, realigning and lowering its cost structure, and optimizing capacity utilization. As part of this program (which is discussed further in Note 2 to the condensed consolidated financial statements), the Company anticipates the closing or sale of up to twenty plants and the elimination of approximately six thousand positions. From 2004 through 2006, the Company expects to incur up to $1.2 billion in pre-tax charges, reflecting asset disposals, severance and other implementation costs, including $76 million and $280 million incurred in the first quarters of 2005 and 2004, respectively. Total pre-tax charges for the program incurred through March 31, 2005 were $717 million. Approximately one-half of the pre-tax charges are expected to require cash payments.

In addition, the Company expects to incur approximately $140 million in capital expenditures from 2004 through 2006 to implement the restructuring program, including $19 million spent in the first quarter of 2005. From January 2004 through March 31, 2005, the Company spent $65 million in capital to implement the restructuring program. Cost savings as a result of the restructuring program were approximately $127 million in 2004, are expected to increase by an incremental $120 million to $140 million in 2005, and are anticipated to reach annualized cost savings of approximately $400 million by 2006, all of which are expected to be used in supporting brand-building initiatives. Cost savings during the first quarter of 2005 were approximately $57 million.

Acquisitions and Dispositions:

One element of the Company's growth strategy is to strengthen its brand portfolios through a disciplined program of selective acquisitions and divestitures. The Company is constantly reviewing potential acquisition candidates and from time to time sells businesses to accelerate the shift in its portfolio toward businesses—whether global, regional or local—that offer the Company a sustainable competitive advantage. The impact of any future acquisition or divestiture could have a material impact on the Company's consolidated financial position, results of operations or cash flows.

On November 15, 2004, the Company announced the sale of substantially all of its sugar confectionery business for approximately $1.5 billion. The proposed sale includes the Life Savers, Creme Savers, Altoids, Trolli and Sugus brands. The transaction, which is subject to regulatory approval, is expected to be completed in the second quarter of 2005. The Company has reflected the results of its sugar confectionery business as discontinued operations on the condensed consolidated statements of earnings for all periods presented. The assets related to the sugar confectionery business were reflected as assets of discontinued operations held for sale on the condensed consolidated balance sheets at March 31, 2005 and December 31, 2004. In addition, the Company anticipates that an additional tax expense of approximately $270 million to be recorded as a loss on sale of discontinued operations in 2005. In accordance with the provisions of SFAS No. 109, the tax expense will be recorded when the transaction is consummated.

During the first quarter of 2005, the Company sold its U.K. desserts business, its U.S. yogurt business and a minor trademark in Mexico. The aggregate proceeds received from sales of businesses during the first quarter of 2005 were $190 million, on which pre-tax gains of $116 million were recorded.

During March 2005, the Company reached an agreement to sell its fruit snacks business for approximately $30 million. The transaction is expected to close in the second quarter of 2005. The Company incurred a pre-tax asset impairment charge of $93 million in the first quarter of 2005 in recognition of the pending sale of this business. The charge was recorded as asset impairment and exit costs on the condensed consolidated statement of earnings.

The operating results of businesses acquired and sold, excluding the sugar confectionery businesses, were not material to the Company's consolidated financial position, results of operations or cash flows in any of the periods presented.

In 2004, the Company had operations and plants or sold product to third-party distributors located in 14 Middle East countries (as defined by the U.S. Department of State, Bureau of Near Eastern Affairs), including a biscuit business acquired during 2003 in Egypt. In the region, the Company had operations and plants in three countries (Egypt, Morocco and through a majority owned joint venture, Saudi Arabia). In addition, the Company sold products to third-party distributors located in 11 of these countries (Algeria, Bahrain, Israel, Jordan, Kuwait, Lebanon, Oman, Qatar, Tunisia, United Arab Emirates and Yemen). Revenue generated from operations or sales to the third-party distributors in the Middle East was approximately $250 million in 2004, representing 3.3% of the net revenue of the Europe, Middle East and Africa segment. In addition, in 2004, the Company entered into agreements with third-parties for the resale of the Company's products into Iraq, Libya and Syria.

Consolidated Operating Results

	For the Three Months Ended March 31,
	2005	2004
	(in millions, except per share data)
Volume (in pounds)	4,546	4,441

Net revenues	$8,059	$7,575

Operating income:
Operating companies income:
U.S. Beverages	$163	$169
U.S. Cheese, Canada & North America Foodservice	251	203
U.S. Convenient Meals	191	197
U.S. Grocery	108	212
U.S. Snacks & Cereals	197	52
Europe, Middle East & Africa	253	155
Latin America & Asia Pacific	40	33
Amortization of intangibles	(3)	(2)
General corporate expenses	(43)	(46)

Operating income	$1,157	$973

Net earnings:
Earnings from continuing operations	$699	$550
Earnings from discontinued operations, net of income taxes	14	10

Net earnings	$713	$560

Weighted average shares for diluted earnings per share	1,703	1,720

Diluted earnings per share:
Continuing operations	$0.41	$0.32
Discontinued operations	0.01	0.01

Net earnings	$0.42	$0.33

The following events occurred during the first quarter of 2005 and 2004 that affected the comparability of statement of earnings amounts:

  •
  Asset impairment, exit and implementation costs—As discussed in Note 2 to the condensed consolidated financial statements, during the first quarters of 2005 and 2004, the Company recorded asset impairment and exit costs of $150 million and $291 million, respectively, on its condensed consolidated statements of earnings. During the first quarter of 2005 and 2004, the Company also recorded $19 million and $1 million, respectively, of pre-tax implementation costs. The pre-tax asset impairment, exit and implementation costs were included in the operating companies income of the following segments:

	For the Three Months Ended March 31, 2005
	Restructuring Costs	Asset Impairment	Total Asset Impairment and Exit Costs	Implementation Costs	Total
	(in millions)
U.S. Beverages	$2	$—	$2	$—	$2
U.S. Cheese, Canada & North America Foodservice	14		14	4	18
U.S. Convenient Meals	2		2	1	3
U.S. Grocery	2	93	95		95
U.S. Snacks & Cereals	4		4	9	13
Europe, Middle East & Africa	30		30	5	35
Latin America & Asia Pacific	3		3		3

Total—Continuing Operations	$57	$93	$150	$19	$169

	For the Three Months Ended March 31, 2004
	Restructuring Costs	Asset Impairment	Total Asset Impairment and Exit Costs	Implementation Costs	Total
	(in millions)
U.S. Beverages	$6	$—	$6	$—	$6
U.S. Cheese, Canada & North America Foodservice	62		62		62
U.S. Convenient Meals	9		9		9
U.S. Grocery	9		9		9
U.S. Snacks & Cereals	159		159		159
Europe, Middle East & Africa	32		32	1	33
Latin America & Asia Pacific	2	12	14		14

Total—Continuing Operations	$279	$12	$291	$1	$292

  •
  Gains on Sales of Businesses—During the first quarter of 2005, the Company sold its U.K. deseserts business and recorded a pre-tax gain of $115 million. This gain is included in the operating companies income of the Europe, Middle East & Africa segment. In addition, the Company sold a minor trademark in Mexico, resulting in a pre-tax gain of $1 million. This gain is included in the operating companies income of the Latin America & Asia Pacific segment.

As discussed in Note 9. Segment Reporting, the Company's management uses operating companies income, which is defined as operating income before general corporate expenses and amortization of intangibles, to evaluate segment performance and allocate resources. Management believes it is appropriate to disclose this measure to help investors analyze the business performance and trends of the various business segments.

Consolidated Results of Operations for the Three Months Ended March 31, 2005

The following discussion compares consolidated operating results for the three months ended March 31, 2005 with the three months ended March 31, 2004.

Volume increased 2.4%, due to the 2004 acquisition of Veryfine Products, Inc. ("Veryfine"). Excluding all acquisitions and divestitures, volume decreased 0.3%.

Net revenues increased $484 million (6.4%), due to higher volume/mix ($174 million, including the shift in Easter timing from mid-April last year to late March this year), favorable currency ($164 million), higher net pricing ($119 million, reflecting commodity-driven pricing, partially offset by increased promotional spending) and the impact of acquisitions ($42 million), partially offset by the impact of divested businesses ($15 million).

Operating income increased $184 million (18.9%), due primarily to lower pre-tax charges for asset impairment and exit costs ($141 million), gains on the sale of businesses ($116 million), higher volume/mix ($65 million) and favorable currency ($22 million), partially offset by higher marketing, administration and research costs ($105 million, including higher benefit and marketing costs), unfavorable costs, net of higher pricing ($38 million, due primarily to higher commodity costs and increased promotional spending) and the net impact of higher implementation costs associated with the restructuring program ($18 million).

Currency movements increased net revenues by $164 million and operating income by $22 million. These increases were due primarily to the weakness of the U.S. dollar against the euro, the Canadian dollar and certain other currencies.

The Company's reported effective income tax rate decreased by 3.1 percentage points to 28.7%, due primarily to the resolution of outstanding items in the Company's international operations, as well as other benefits, including the impact of the domestic manufacturers' deduction under the American Jobs Creation Act.

Earnings from continuing operations of $699 million increased $149 million (27.1%), due primarily to higher operating income and a lower effective income tax rate. Diluted EPS from continuing operations, which was $0.41, increased by 28.1%.

Net earnings of $713 million increased $153 million (27.3%). Diluted EPS from net earnings, which was $0.42, increased by 27.3%.

Operating Results by Business Segment

Kraft North America Commercial

Operating Results

The following discussion compares Kraft North America Commercial's operating results for the three months ended March 31, 2005 with the three months ended March 31, 2004.

	For the Three Months Ended March 31,
	2005	2004
	(in millions)
Volume (in pounds):
U.S. Beverages	749	666
U.S. Cheese, Canada & North America Foodservice	1,082	1,079
U.S. Convenient Meals	555	555
U.S. Grocery	411	404
U.S. Snacks & Cereals	591	582

Volume (in pounds)	3,388	3,286

Net revenues:
U.S. Beverages	$732	$671
U.S. Cheese, Canada & North America Foodservice	1,816	1,708
U.S. Convenient Meals	1,090	1,048
U.S. Grocery	582	591
U.S. Snacks & Cereals	1,333	1,274

Net revenues	$5,553	$5,292

Operating companies income:
U.S. Beverages	$163	$169
U.S. Cheese, Canada & North America Foodservice	251	203
U.S. Convenient Meals	191	197
U.S. Grocery	108	212
U.S. Snacks & Cereals	197	52

Operating companies income	$910	$833

Volume increased 3.1%, due to the acquisition of Veryfine in the U.S. Beverages segment. Excluding this acquisition, volume decreased 0.5%.

Net revenues increased $261 million (4.9%), due primarily to higher net pricing ($102 million, reflecting commodity-driven price increases on coffee, cheese, nuts and meat, partially offset by increased promotional spending), higher volume/mix ($87 million), the impact of acquisitions ($41 million) and favorable currency ($34 million).

Operating companies income increased $77 million (9.2%), due primarily to lower pre-tax charges for asset impairment and exit costs ($128 million), higher volume/mix ($27 million), higher pricing, net of unfavorable costs ($10 million, including higher commodity costs and increased promotional spending), lower fixed manufacturing costs ($6 million) and favorable currency ($5 million), partially offset by higher marketing, administration and research costs ($86 million, including higher benefit costs) and the 2005 implementation costs associated with the restructuring program ($14 million).

The following discusses operating results within each of Kraft North America Commercial's reportable segments.

U.S. Beverages.    Volume increased 12.5%, due primarily to refreshment beverages, partially offset by a decline in coffee. Refreshment beverages volume increased, due primarily to a 2004 acquisition, partially offset by lower shipments in powdered soft drinks. In coffee, volume declined due to the impact on mainstream brands of commodity-driven price increases, partially offset by growth in premium brand coffee.

Net revenues increased $61 million (9.1%), due primarily to the impact of the 2004 acquisition ($34 million), higher pricing, net of increased promotional spending ($19 million, reflecting commodity-driven pricing in coffee) and higher volume/mix ($8 million).

Operating companies income decreased $6 million (3.6%), due primarily to higher marketing, administration and research costs ($26 million), partially offset by higher volume/mix ($5 million), lower fixed manufacturing costs ($5 million), higher pricing, net of unfavorable costs ($4 million, including higher commodity costs and higher promotional spending) and lower pre-tax charges for asset impairment and exit costs ($4 million).

U.S. Cheese, Canada & North America Foodservice.    Volume increased 0.3%, due primarily to gains in foodservice and cheese, partially offset by lower shipments in Canada. Volume in the foodservice business increased, due primarily to the 2004 acquisition of the Veryfine beverage business and higher shipments to national accounts. In cheese, volume also increased behind gains in natural cheese, cream cheese and processed cheese, benefiting from the shift in shipments supporting the Easter holiday. Volume declined in Canada, due primarily to lower shipments of grocery products, ready-to-drink beverages and biscuits, primarily reflecting competitive initiatives.

Net revenues increased $108 million (6.3%), due primarily to higher pricing, net of increased promotional spending ($63 million, reflecting commodity-driven pricing in late 2004), favorable currency ($34 million), higher volume/mix ($7 million) and the impact of acquisitions ($7 million).

Operating companies income increased $48 million (23.6%), due primarily to lower pre-tax charges for asset impairment and exit costs ($48 million), higher pricing, net of unfavorable costs ($21 million, including higher commodity costs and increased promotional spending) and favorable currency ($5 million), partially offset by higher marketing, administration and research costs ($16 million, including higher benefit costs), higher fixed manufacturing costs ($6 million, including higher benefit costs) and the 2005 implementation costs associated with the restructuring program ($4 million).

U.S. Convenient Meals.    Volume was equal to prior year, as higher shipments in meats were offset by a decline in pizza. Meats volume increased, driven by higher shipments of cold cuts and bacon. In pizza, volume declined, due primarily to increased competitive activity, partially offset by new product introductions.

Net revenues increased $42 million (4.0%), due primarily to favorable net volume/mix ($26 million) and higher pricing, net of increased promotional spending ($16 million, reflecting commodity-driven pricing in meats and pizza).

Operating companies income decreased $6 million (3.0%), due primarily to higher marketing, administration and research costs ($22 million, including higher benefit costs), partially offset by higher pricing, net of unfavorable costs ($9 million, including higher commodity costs and increased promotional spending) and lower pre-tax charges for asset impairment and exit costs ($7 million).

U.S. Grocery.    Volume increased 1.7%, due primarily to gains in enhancers and desserts. Enhancers volume increased, driven by spoonable dressings, which were impacted by the shift in Easter timing, partially offset by a decline in salad dressings and barbeque sauces. In desserts, volume also increased, due primarily to higher shipments of shelf-stable puddings and gelatins, and frozen whipped toppings, which benefited from the shift in Easter timing, partially offset by declines in sugar-free dry and refrigerated packaged desserts.

Net revenues decreased $9 million (1.5%), due primarily to higher promotional spending, net of higher pricing ($6 million) and unfavorable volume/mix ($3 million).

Operating companies income decreased $104 million (49.1%), due primarily to higher pre-tax charges for asset impairment and exit costs ($86 million, including the $93 million asset impairment charge related to the pending sale of the fruit snacks business), unfavorable costs, net of higher pricing ($14 million, driven by higher commodity costs) and unfavorable volume/mix ($6 million).

U.S. Snacks & Cereals.    Volume increased 1.5%, as gains in biscuits and cereals were partially offset by a decline in salted snacks. In biscuits, volume increased due primarily to gains in crackers and new product introductions in cookies. Cereals volume also increased due primarily to new product introductions. In salted snacks, volume declined due to higher commodity-driven pricing on snack nuts.

Net revenues increased $59 million (4.6%), due primarily to higher volume/mix ($49 million) and higher pricing, net of increased promotional spending ($10 million, reflecting commodity-driven pricing in snack nuts).

Operating companies income increased $145 million (100+%), due primarily to lower pre-tax charges for asset impairment and exit costs ($155 million), higher volume/mix ($27 million) and lower fixed manufacturing costs ($7 million), partially offset by higher marketing, administration and research costs ($24 million, driven by higher marketing costs), unfavorable costs, net of higher pricing ($10 million, driven by higher commodity costs and increased promotional spending) and the 2005 implementation costs associated with the restructuring program ($9 million).

Kraft International Commercial

Operating Results

The following discussion compares Kraft International Commercial's operating results for the three months ended March 31, 2005 with the three months ended March 31, 2004.

	For the Three Months Ended March 31,
	2005	2004
	(in millions)
Volume (in pounds):
Europe, Middle East & Africa	662	654
Latin America & Asia Pacific	496	501

Volume (in pounds)	1,158	1,155

Net revenues:
Europe, Middle East & Africa	$1,888	$1,713
Latin America & Asia Pacific	618	570

Net revenues	$2,506	$2,283

Operating companies income:
Europe, Middle East & Africa	$253	$155
Latin America & Asia Pacific	40	33

Operating companies income	$293	$188

Volume increased 0.3%, due primarily to the growth in developing markets, partially offset by the impact of divestitures and higher commodity-driven pricing on consumption growth.

Net revenues increased $223 million (9.8%), due primarily to favorable currency ($130 million), favorable volume/mix ($87 million) and higher pricing, net of increased promotional spending ($17 million), partially offset by the impact of divestitures ($12 million).

Operating companies income increased $105 million (55.9%), due primarily to the 2005 gains on sales of businesses ($116 million), favorable volume/mix ($38 million), favorable currency ($17 million) and lower pre-tax charges for asset impairment and exit costs ($13 million), partially offset by unfavorable costs and increased promotional spending, net of higher pricing ($48 million, including higher commodity costs), higher marketing, administration and research costs ($19 million, including infrastructure investment in developing markets) and higher fixed manufacturing costs ($5 million).

The following discusses operating results within each of Kraft International Commercial's reportable segments.

Europe, Middle East & Africa.    Volume increased 1.2%, due primarily to growth in developing markets, including Russia, Ukraine and the Middle East, partially offset by lower volume in Germany, following a price increase in coffee, and the divestiture of the U.K. desserts business in the first quarter of 2005. Beverages volume increased, driven by higher refreshment beverage shipments in the Middle East and coffee shipments in Sweden, Russia and Ukraine, partially offset by lower coffee shipments in Germany following a price increase. Cheese & dairy volume also increased, benefiting from cream cheese promotions and new product introductions in the United Kingdom. In snacks, volume increased, as gains in confectionery, benefiting from growth in Russia and Ukraine, were partially offset by lower biscuits volume in Egypt. Convenient meals volume declined, due primarily to lower promotions in Germany and lower market performance in the United Kingdom. In grocery, volume also declined, due to the divestiture of the U.K. desserts business in the first quarter of 2005 and lower results in Germany and Egypt.

Net revenues increased $175 million (10.2%), due primarily to favorable currency ($121 million) and higher volume/mix ($64 million), partially offset by increased promotional spending, net of higher pricing ($5 million) and the impact of divestitures ($5 million).

Operating companies income increased $98 million (63.2%), due primarily to the 2005 gain on the sale of the U.K. desserts business ($115 million), higher volume/mix ($31 million) and favorable currency ($14 million), partially offset by unfavorable costs and increased promotional spending, net of higher pricing ($51 million, including higher commodity costs) and higher marketing, administration and research costs ($9 million).

Latin America & Asia Pacific.    Volume decreased 1.0%, due primarily to lower shipments in Brazil and China, partially offset by growth in the Philippines. Snacks volume declined, impacted by increased biscuit competition in Brazil and China, partially offset by higher confectionery shipments in Brazil due to the shift in Easter timing. Grocery volume also declined, due primarily to lower shipments in Venezuela. In beverages, volume declined, due primarily to increased refreshment beverage competition in Brazil and China, partially offset by growth in the Philippines. Cheese & dairy volume increased, due primarily to gains in the Philippines and new product introductions in Australia.

Net revenues increased $48 million (8.4%), due primarily to favorable net volume/mix ($23 million) and higher pricing, net of increased promotional spending ($22 million) and favorable currency ($9 million), partially offset by the impact of divestitures ($7 million).

Operating companies income increased $7 million (21.2%), due primarily to lower pre-tax charges for asset impairment and exit costs ($11 million), favorable volume/mix ($7 million), higher pricing, net of unfavorable costs and increased promotional spending ($3 million) and favorable currency ($3 million), partially offset by higher marketing, administration and research costs ($10 million, including increased marketing costs and higher infrastructure investment in developing markets) and higher fixed manufacturing costs ($7 million).

Financial Review

Net Cash Provided by Operating Activities

During the first quarter of 2005, net cash provided by operating activities was $242 million compared with $494 million in the comparable 2004 period. The decrease in operating cash flows is due primarily to higher pension contributions, an increase in cash payments associated with the restructuring program and higher inventory balances reflecting the higher cost for commodities.

Net Cash Provided by (Used in) Investing Activities

One element of the growth strategy of the Company is to strengthen its brand portfolios through disciplined programs of selective acquisitions and divestitures. The Company is constantly reviewing potential acquisition candidates and from time to time sells businesses to accelerate the shift in its portfolio toward businesses—whether global, regional or local—that offer the Company a sustainable competitive advantage. The impact of future acquisitions or divestitures could have a material impact on the Company's cash flows.

During the first quarter of 2005, net cash provided by investing activities was $55 million, compared with net cash used in investing activities of $266 million in the first quarter of 2004. This cash provided by investing activities in the first quarter of 2005 includes proceeds received from sales of businesses, whereas the cash used in investing activities in the first quarter of 2004 includes the purchase of a business.

During the first quarter of 2005, the Company sold its U.K. desserts business, its U.S. yogurt business and a minor trademark in Mexico. During the first quarter of 2004, the Company acquired a U.S. based beverage business. Capital expenditures for the first quarter of 2005 were $139 million, compared with $148 million in the first quarter of 2004. The Company expects full-year capital expenditures to be slightly above full-year 2004 expenditures of $1.0 billion, including capital expenditures required for the restructuring program. These expenditures are expected to be funded from operations.

As previously discussed, during the fourth quarter of 2004, the Company announced the sale of its sugar confectionery business for approximately $1.5 billion. This transaction, which is subject to regulatory approval, is expected to be completed in the second quarter of 2005. In addition, in March 2005, an agreement was reached to sell its fruit snacks business for approximately $30 million. This transaction also is expected to be completed during the second quarter of 2005.

Net Cash Used in Financing Activities

During the first quarter of 2005, net cash used in financing activities was $366 million, compared with $471 million during the first quarter of 2004. The decrease in net cash used in financing activities is due primarily to an increase in net borrowings, including amounts due to Altria Group, Inc. and affiliates, partially offset by an increase in the Company's Class A share repurchases and dividend payments.

Debt and Liquidity

Debt.    The Company's total debt, including amounts due to Altria Group, Inc. and affiliates, was $12.7 billion at March 31, 2005 and $12.5 billion at December 31, 2004. The Company's debt-to-equity ratio was 0.42 at March 31, 2005 and December 31, 2004. The Company's debt-to-capitalization ratio was 0.30 at March 31, 2005 and December 31, 2004.

At March 31, 2005 and December 31, 2004, the Company had short-term amounts payable to Altria Group, Inc. and affiliates of $374 million and $227 million, respectively. Interest on these borrowings is based on the applicable London Interbank Offered Rate.

Credit Lines.    The Company maintains revolving credit facilities that have historically been used to support the issuance of commercial paper. At March 31, 2005, the Company's credit facilities included a $2.0 billion, multi-year revolving credit facility expiring in July 2006 and a $2.5 billion, 364-day revolving credit facility expiring in July 2005. In April 2005, the Company's existing credit facilities were terminated and replaced by a new $4.5 billion, multi-year revolving credit facility that expires in April 2010. At March 31, 2005 and at April 29, 2005, credit lines for the Company and the related activity were as follows (in billions of dollars):

	at March 31, 2005			at April 29, 2005
Type	Credit Lines	Amount Drawn	Commercial Paper Outstanding	Credit Lines	Amount Drawn	Commercial Paper Outstanding
364-day	$2.5	$—	$—
Multi-year	2.0		2.0	$4.5	$—	$2.3

	$4.5	$—	$2.0	$4.5	$—	$2.3

The Company's new $4.5 billion, multi-year revolving credit facility expiring in April 2010, which is for its sole use, requires the maintenance of a minimum net worth of $20.0 billion, up from $18.2 billion required in each of the previous facilities. At March 31, 2005, the Company's net worth was $30.1 billion. The Company expects to continue to meet this covenant. The new, multi-year revolving credit facility does not include any other financial tests, any credit rating triggers or any provisions that could require the posting of collateral. The new, multi-year revolving credit facility enables the Company to reclassify short-term debt on a long-term basis. At March 31, 2005, in anticipation of the receipt of the proceeds from the sale of its sugar confectionery business, the Company did not reclassify any short-term debt as long-term debt. The Company expects to refinance long-term and short-term debt from time to time. The nature and amount of the Company's long-term and short-term debt and the proportionate amount of each can be expected to vary as a result of future business requirements, market conditions and other factors.

In addition to the above, certain international subsidiaries of Kraft maintain uncommitted credit lines to meet the short-term working capital needs of the international businesses. These credit lines, which amounted to approximately $600 million as of March 31, 2005, are for the sole use of the Company's international businesses. At March 31, 2005, borrowings on these lines amounted to approximately $160 million.

Guarantees.    As discussed in Note 7. Contingencies, the Company had third-party guarantees, which are primarily derived from acquisition and divestiture activities, of approximately $24 million at March 31, 2005. Substantially all of these guarantees expire through 2013, with $8 million expiring through March 31, 2006. The Company is required to perform under these guarantees in the event that a third party fails to make contractual payments or achieve performance measures. The Company has a liability of $19 million on its condensed consolidated balance sheet at March 31, 2005, relating to these guarantees.

In addition, at March 31, 2005, the Company was contingently liable for $138 million of guarantees related to its own performance. These include surety bonds related to dairy commodity purchases and guarantees related to the payment of custom duties and taxes, and letters of credit.

Guarantees do not have, and are not expected to have, a significant impact on the Company's liquidity.

The Company believes that its cash from operations and existing credit facility will provide sufficient liquidity to meet its working capital needs, planned capital expenditures, future contractual obligations and payment of its anticipated quarterly dividends.

Equity and Dividends

Kraft repurchased 5.3 million shares of its Class A common stock during the first quarter of 2005 at a cost of $175 million. At March 31, 2005, cumulative repurchases under its previously announced $1.5 billion authority totaled 6.7 million shares of Class A common stock at an aggregate cost of $225 million.

As discussed in Note 1. Accounting Policies, during the first quarter of 2005, the Company granted approximately 4.1 million restricted Class A shares to eligible U.S.-based employees and also issued to eligible non-U.S. employees rights to receive approximately 1.8 million Class A equivalent shares. Restrictions on the stock and rights lapse in the first quarter of 2008. The market value per restricted share or right was $33.32 on the date of grant.

Dividends paid in the first quarter of 2005 and 2004 were $350 million and $309 million, respectively, an increase of 13.3%, reflecting a higher dividend rate in 2005, partially offset by a lower number of shares outstanding as a result of Class A share repurchases. The present annualized dividend rate is $0.82 per common share. The declaration of dividends is subject to the discretion of Kraft's Board of Directors and will depend on various factors, including the Company's net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by Kraft's Board of Directors.

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

During the three months ended March 31, 2005 and 2004, ineffectiveness related to cash flow hedges was not material. At March 31, 2005, the Company was hedging forecasted transactions for periods not exceeding fourteen months and expects substantially all amounts reported in accumulated other comprehensive earnings (losses) to be reclassified to the consolidated statement of earnings within the next twelve months.

Foreign exchange rates.    The Company uses forward foreign exchange contracts and foreign currency options to mitigate its exposure to changes in exchange rates from third-party and intercompany actual and forecasted transactions. Substantially all of the Company's derivative financial instruments are effective as hedges. The primary currencies to which the Company is exposed, based on the size and location of its businesses, include the euro, Swiss franc, British pound and Canadian dollar. At March 31, 2005 and December 31, 2004, the Company had foreign exchange option and forward contracts with aggregate notional amounts of $3.0 billion and $2.9 billion, respectively. The effective portion of unrealized gains and losses associated with forward and option contracts is deferred as a component of accumulated other comprehensive earnings (losses) until the underlying hedged transactions are reported on the Company's consolidated statement of earnings.

Commodities.    The Company is exposed to price risk related to forecasted purchases of certain commodities used as raw materials by its businesses. Accordingly, the Company uses commodity forward contracts as cash flow hedges, primarily for coffee, cocoa, milk and cheese. Commodity futures and options are also used to hedge the price of certain commodities, including milk, coffee, cocoa, wheat, corn, sugar and soybean oil. In general, commodity forward contracts qualify for the normal purchase exception under SFAS No. 133 and are, therefore, not subject to the provisions of SFAS No. 133. At March 31, 2005 and December 31, 2004, the Company had net long commodity positions of $228 million and $443 million, respectively. Unrealized gains or losses on net commodity positions were immaterial at March 31, 2005 and December 31, 2004. The effective portion of unrealized gains and losses on commodity futures and option contracts is deferred as a component of accumulated other comprehensive earnings (losses) and is recognized as a component of cost of sales in the Company's consolidated statement of earnings when the related inventory is sold.

Contingencies

See Note 7. Contingencies and Part II—Other Information, Item 1. Legal Proceedings for a discussion of contingencies.

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

Each of the Company's segments is subject to intense competition, changes in consumer preferences and demand for its products, including diet trends, the effects of changing prices for its raw materials and local economic and market conditions. Their results are dependent upon their continued ability to promote brand equity successfully, to anticipate and respond to new consumer trends, to develop new products and markets, to broaden brand portfolios, to compete effectively with lower priced products in a consolidating environment at the retail and manufacturing levels and to improve productivity. The Company's results are also dependent on its ability to consummate and successfully integrate acquisitions and to realize the cost savings and improved asset utilization contemplated by its restructuring program. The Company may, from time to time, divest businesses that are less of a strategic fit within its portfolio, and its results may be impacted by either the gains or losses, or lost operating income, from the sales of those businesses. In addition, the Company is subject to the effects of foreign economies, currency movements, fluctuations in levels of customer inventories and credit and other business risks related to its customers operating in a challenging economic and competitive environment. The Company's results are affected by its access to credit markets, borrowing costs and credit ratings, which may in turn be influenced by the credit ratings of Altria Group, Inc. The Company's benefit expense is subject to the investment performance of pension plan assets, interest rates and cost increases for medical benefits offered to employees and retirees. The Company's assessment of the fair value of its operations for purposes of assessing impairment of goodwill and intangibles is based on discounting projections of future cash flows and is affected by the interest rate market and general economic and market conditions. The food industry continues to be subject to recalls if products become adulterated or misbranded, liability if product consumption causes injury, ingredient disclosure and labeling laws and regulations and the possibility that consumers could lose confidence in the safety and quality of certain food products. The food industry is also subject to concerns and/or regulations regarding genetically modified organisms and the health implications of obesity and trans-fatty acids. Increased government regulation of the food industry could result in increased costs to the Company.

Item 4.    Controls and Procedures.

The Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. Our management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, any change in the Company's internal control over financial reporting and determined that there has been no change in the Company's internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is party to a variety of legal proceedings arising out of the normal course of business, including the matter discussed below. While the results of litigation cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

In October 2002, Mr. Mustapha Gaouar and five other family members (collectively "the Gaouars") filed suit in the Commercial Court of Casablanca against Kraft Foods Maroc and Mr. Omar Berrada claiming damages of approximately $31 million arising from a non-compete undertaking signed by Mr. Gaouar allegedly under duress. The non-compete clause was contained in an agreement concluded in 1986 between Mr. Gaouar and Mr. Berrada acting for himself and for his group of companies, including Les Cafes Ennasr (renamed Kraft Foods Maroc), which was acquired by Kraft Foods International, Inc. from Mr. Berrada in 2001. In June 2003, the court issued a preliminary judgment against Kraft Foods Maroc and Mr. Berrada holding that the Gaouars are entitled to damages for being deprived of the possibility of engaging in coffee roasting from 1986 due to such non-compete undertaking. At that time, the court appointed two experts to assess the amount of damages to be awarded. In December 2003, these experts delivered a report concluding that they could see no evidence of loss suffered by the Gaouars. The Gaouars asked the court that this report be set aside and new court experts be appointed. On April 15, 2004, the court delivered a judgment upholding the defenses of Kraft Foods Maroc and rejecting the claims of the Gaouars. The Gaouars have appealed this judgment. The parties have made written submissions to the Commercial Court of Appeal of Casablanca, and a pre-trial hearing is currently scheduled for May 30, 2005. Mr. Berrada did not disclose the existence of the claims of Mr. Gaouar at the time of the Kraft Foods International, Inc. acquisition of Kraft Foods Maroc in 2001. As a result, in the event that the Company is ultimately found liable on appeal for damages to plaintiff in this case, the Company believes that it may have claims against Mr. Berrada for recovery of all or a portion of the amount.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The Company's share repurchase program activity for each of the three months ended March 31, 2005 was as follows:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, - January 31, 2005	390,000	$33.54	1,798,413	$1,436,933,654
February 1, - February 28, 2005	2,415,000	$33.60	4,213,413	$1,355,786,956
March 1, - March 31, 2005	2,457,400	$32.87	6,670,813	$1,275,013,996

For the Quarter Ended March 31, 2005	5,262,400	$33.25

(1)
In December 2004, Kraft's Board of Directors approved a new share repurchase program of up to $1.5 billion of its Class A common stock. All share repurchases have been made pursuant to this program.

(2)
Aggregate number of shares repurchased under the share repurchase program as of the end of the period presented.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company's annual meeting of shareholders was held in East Hanover, New Jersey on April 26, 2005. 1,656,916,779 shares of Common Stock, 97.1% of outstanding shares, were represented in person or by proxy, representing 12,276,916,779 votes, or 99.6% of outstanding votes.
The eleven directors listed below were elected to a one-year term expiring in 2006:
	Number of Votes
	For	Withheld
Jan Bennink	12,273,611,175	3,305,604
Louis C. Camilleri	12,272,229,631	4,687,148
Roger K. Deromedi	12,272,444,982	4,471,797
Dinyar S. Devitre	12,272,135,370	4,781,409
W. James Farrell	12,256,897,574	20,019,205
Betsy D. Holden	12,271,941,593	4,975,186
Richard A. Lerner, M.D.	12,274,762,537	2,154,242
John C. Pope	12,272,762,445	4,154,334
Mary L. Schapiro	12,274,759,431	2,157,348
Charles R. Wall	12,272,219,163	4,697,616
Deborah C. Wright	12,274,746,010	2,170,769
The selection of PricewaterhouseCoopers LLP as independent auditors was ratified: 12,275,970,447 votes in favor, 712,526 votes against and 233,806 shares abstained.
The 2005 Performance Incentive Plan was approved: 12,191,614,262 votes in favor, 54,816,348 votes against and 30,486,169 shares abstained (including broker non-votes).

A stockholder proposal, which requested that an independent committee of the Company's Board of Directors review Company policies and procedures for monitoring genetically engineered products and report its results, was not approved: 10,929,575 votes in favor, 12,213,941,462 votes against and 52,045,742 shares abstained (including broker non-votes).
Item 5.	Other Information

As discussed in Part II, Item 4, "Submission of Matters to a Vote of Security Holders," on April 26, 2005, the stockholders of the Company approved the 2005 Performance Incentive Plan. The 2005 Performance Incentive Plan became effective on May 1, 2005. The descriptions of the terms and conditions of the 2005 Performance Incentive Plan are included in the Company's Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders under its respective heading and is incorporated herein by reference. The 2005 Performance Incentive Plan has been filed as Exhibit E to the Company's Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders and is incorporated herein by reference as an exhibit to this report.

Item 6.	Exhibits.
(a) Exhibits
10.23
$4.5 Billion 5-Year Revolving Credit Agreement dated as of April 15, 2005 (incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on April 21, 2005 (SEC File No. 1-16483) ).
	10.24	2005 Performance Incentive Plan (incorporated by reference to Exhibit E to the Registrant's Definitive Proxy Statement dated March 4, 2005).
	10.25	Form of Restricted Stock Agreement (incorporated by reference to the Registrant's Current Report on Form 8-K dated January 28, 2005).
	12	Statement regarding computation of ratios of earnings to fixed charges.
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
May 6, 2005

QuickLinks

TABLE OF CONTENTS
Kraft Foods Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)