Form 10-Q
period 2005-06-30
KRAFT FOODS INC
filed 2005-08-05
CIK 1103982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Registrant’s telephone number, including area code (847) 646-2000

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

At July 29, 2005, there were 1,695,025,530 shares of the registrant’s Class A Common Stock outstanding, and 1,180,000,000 shares of the registrant’s Class B Common Stock outstanding.

KRAFT FOODS INC.

TABLE OF CONTENTS

		Page No.
PART I -	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets at June 30, 2005 and December 31, 2004	3 - 4

	Condensed Consolidated Statements of Earnings for the
	Six Months Ended June 30, 2005 and 2004	5
	Three Months Ended June 30, 2005 and 2004	6

	Condensed Consolidated Statements of Shareholders’
	Equity for the Year Ended December 31, 2004 and the
	Six Months Ended June 30, 2005	7

	Condensed Consolidated Statements of Cash Flows for the
	Six Months Ended June 30, 2005 and 2004	8 - 9

	Notes to Condensed Consolidated Financial Statements	10 - 27

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	28 - 53

Item 4.	Controls and Procedures	54

PART II -	OTHER INFORMATION

Item 1.	Legal Proceedings	55

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	56

Item 6.	Exhibits	57

Signature		58

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions of dollars)

(Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS

Cash and cash equivalents	$396	$282

Receivables (less allowances of $96 in 2005 and $118 in 2004)	3,461	3,541

Inventories:
Raw materials	1,589	1,367
Finished product	2,089	2,080
	3,678	3,447

Deferred income taxes	726	749
Assets of discontinued operations held for sale		1,458
Other current assets	263	245
Total current assets	8,524	9,722

Property, plant and equipment, at cost	16,395	16,483
Less accumulated depreciation	6,665	6,498
	9,730	9,985

Goodwill	24,906	25,177
Other intangible assets, net	10,565	10,634

Prepaid pension assets	3,661	3,569

Other assets	821	841

TOTAL ASSETS	$58,207	$59,928

See notes to condensed consolidated financial statements.

Continued

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Continued)

(in millions of dollars)

(Unaudited)

	June 30,	December 31,
	2005	2004

LIABILITIES

Short-term borrowings	$868	$1,818
Current portion of long-term debt	19	750
Due to Altria Group, Inc. and affiliates	501	227
Accounts payable	1,995	2,207
Accrued liabilities:
Marketing	1,552	1,637
Employment costs	594	732
Other	1,452	1,537
Income taxes	839	170

Total current liabilities	7,820	9,078

Long-term debt	9,723	9,723
Deferred income taxes	5,562	5,850
Accrued postretirement health care costs	1,910	1,887
Other liabilities	3,336	3,479

Total liabilities	28,351	30,017

Contingencies (Note 7)

SHAREHOLDERS’ EQUITY

Class A common stock, no par value (555,000,000 shares issued in 2005 and 2004)

Class B common stock, no par value (1,180,000,000 shares issued and outstanding in 2005 and 2004)

Additional paid-in capital	23,821	23,762

Earnings reinvested in the business	8,690	8,304

Accumulated other comprehensive losses (including currency translation of $(1,140) in 2005 and $(890) in 2004)	(1,433)	(1,205)
	31,078	30,861

Less cost of repurchased stock (37,907,689 Class A shares in 2005 and 29,644,926 Class A shares in 2004)	(1,222)	(950)

Total shareholders’ equity	29,856	29,911

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$58,207	$59,928

See notes to condensed consolidated financial statements.

 Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Six Months Ended June 30,
	2005	2004

Net revenues	$16,393	$15,666

Cost of sales	10,379	9,783

Gross profit	6,014	5,883

Marketing, administration and research costs	3,538	3,275

Asset impairment and exit costs	179	420

Gains on sales of businesses, net	(115)

Amortization of intangibles	5	6

Operating income	2,407	2,182

Interest and other debt expense, net	350	324

Earnings from continuing operations before income taxes and minority interest	2,057	1,858

Provision for income taxes	598	629

Earnings from continuing operations before minority interest	1,459	1,229

Minority interest in earnings from continuing operations, net	2	3

Earnings from continuing operations	1,457	1,226

(Loss) earnings from discontinued operations, net of income taxes	(272)	32

Net earnings	$1,185	$1,258

Per share data:

Basic earnings per share:
Continuing operations	$0.86	$0.71
Discontinued operations	(0.16)	0.02
Net earnings	$0.70	$0.73

Diluted earnings per share:
Continuing operations	$0.86	$0.71
Discontinued operations	(0.16)	0.02
Net earnings	$0.70	$0.73

Dividends declared	$0.41	$0.36

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Three Months Ended June 30,
	2005	2004

Net revenues	$8,334	$8,091

Cost of sales	5,275	5,107

Gross profit	3,059	2,984

Marketing, administration and research costs	1,777	1,642

Asset impairment and exit costs	29	129

Losses on sales of businesses, net	1

Amortization of intangibles	2	4

Operating income	1,250	1,209

Interest and other debt expense, net	174	159

Earnings from continuing operations before income taxes and minority interest	1,076	1,050

Provision for income taxes	316	372

Earnings from continuing operations before minority interest	760	678

Minority interest in earnings from continuing operations, net	2	2

Earnings from continuing operations	758	676

(Loss) earnings from discontinued operations, net of income taxes	(286)	22

Net earnings	$472	$698

Per share data:

Basic earnings per share:
Continuing operations	$0.45	$0.40
Discontinued operations	(0.17)	0.01
Net earnings	$0.28	$0.41

Diluted earnings per share:
Continuing operations	$0.45	$0.40
Discontinued operations	(0.17)	0.01
Net earnings	$0.28	$0.41

Dividends declared	$0.205	$0.18

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

For the Year Ended December 31, 2004 and

the Six Months Ended June 30, 2005

(in millions of dollars, except per share data)

(Unaudited)

				Accumulated Other
	Class			Comprehensive Earnings (Losses)				Total
	A and B	Additional	Earnings	Currency			Cost of	Share-
	Common	Paid-in	Reinvested in	Translation			Repurchased	holders’
	Stock	Capital	the Business	Adjustments	Other	Total	Stock	Equity

Balances, January 1, 2004	$—	$23,704	$7,020	$(1,494)	$(298)	$(1,792)	$(402)	$28,530

Comprehensive earnings:
Net earnings			2,665					2,665
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				604		604		604
Additional minimum pension liability					(22)	(22)		(22)
Change in fair value of derivatives accounted for as hedges					5	5		5
Total other comprehensive earnings								587
Total comprehensive earnings								3,252
Exercise of stock options and issuance of other stock awards		58	(61)				152	149
Cash dividends declared ($0.77 per share)			(1,320)					(1,320)
Class A common stock repurchased							(700)	(700)
Balances, December 31, 2004	—	23,762	8,304	(890)	(315)	(1,205)	(950)	29,911
Comprehensive earnings:
Net earnings			1,185					1,185
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				(250)		(250)		(250)
Additional minimum pension liability					14	14		14
Change in fair value of derivatives accounted for as hedges					8	8		8
Total other comprehensive losses								(228)
Total comprehensive earnings								957
Exercise of stock options and issuance of other stock awards		59	(101)				128	86
Cash dividends declared ($0.41 per share)			(698)					(698)
Class A common stock repurchased							(400)	(400)
Balances, June 30, 2005	$—	$23,821	$8,690	$(1,140)	$(293)	$(1,433)	$(1,222)	$29,856

Total comprehensive earnings were $262 million and $510 million, respectively, for the quarters ended June 30, 2005 and 2004 and $1,223 million for the first six months of 2004.

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions of dollars)

(Unaudited)

	For the Six Months Ended June 30,
	2005	2004
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings	$1,185	$1,258

Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	436	424
Deferred income tax (benefit) provision	(222)	59
Integration costs, net of cash paid		(1)
Gains on sales of businesses, net	(115)
Loss on sale of discontinued operations	32
Asset impairment and exit costs, net of cash paid	92	394
Cash effects of changes, net of the effects from acquired and divested companies:
Receivables, net	80	27
Inventories	(296)	(275)
Accounts payable	(193)	(113)
Income taxes	591	48
Amounts due to Altria Group, Inc. and affiliates	84	62
Other working capital items	(392)	(350)
Change in pension assets and postretirement liabilities, net	(101)	(340)
Other	111	139

Net cash provided by operating activities	1,292	1,332

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Capital expenditures	(441)	(353)
Purchases of businesses, net of acquired cash		(130)
Proceeds from sales of businesses	1,640
Other	16	18

Net cash provided by (used in) investing activities	1,215	(465)

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(in millions of dollars)

(Unaudited)

	For the Six Months Ended June 30,
	2005	2004

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Net (repayment) issuance of short-term borrowings	$(945)	$28
Long-term debt proceeds	34	28
Long-term debt repaid	(739)	(34)
Increase (decrease) in amounts due to Altria Group, Inc. and affiliates	187	(297)
Repurchase of Class A common stock	(375)	(314)
Dividends paid	(700)	(620)
Other	144	(20)

Net cash used in financing activities	(2,394)	(1,229)

Effect of exchange rate changes on cash and cash equivalents	1	12

Cash and cash equivalents:

Increase (decrease)	114	(350)

Balance at beginning of period	282	514

Balance at end of period	$396	$164

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.  Accounting Policies:

Basis of Presentation

The interim condensed consolidated financial statements of Kraft Foods Inc. (“Kraft”), together with its subsidiaries (collectively referred to as the “Company”), are unaudited.  It is the opinion of the Company’s management that all adjustments necessary for a fair statement of the interim results presented have been reflected therein.  All such adjustments were of a normal recurring nature.  Net revenues and net earnings for any interim period are not necessarily indicative of results that may be expected for the entire year.

These statements should be read in conjunction with the Company’s consolidated financial statements and related notes, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

In June 2005, the Company sold substantially all of its sugar confectionery business for approximately $1.4 billion.  The Company has reflected the results of its sugar confectionery business prior to the closing date as discontinued operations on the condensed consolidated statements of earnings for all periods presented.  The assets related to the sugar confectionery business were reflected as assets of discontinued operations held for sale on the consolidated balance sheet at December 31, 2004.  Accordingly, historical statements of earnings amounts included in the notes to the condensed consolidated financial statements have been restated to reflect the discontinued operation.  The Company recorded a loss on sale of discontinued operations of $297 million in the second quarter of 2005, related largely to taxes on the transaction.

During the fourth quarter of 2004, following the announcement of the sale of its sugar confectionery business, the Company realigned its North American segments.  The Company’s new segments, which are reflected in these condensed consolidated financial statements and notes, are U.S. Beverages; U.S. Cheese, Canada & North America Foodservice; U.S. Convenient Meals; U.S. Grocery; U.S. Snacks & Cereals; Europe, Middle East & Africa; and Latin America & Asia Pacific.  The new segment structure in North America reflects a shift of certain divisions and brands between segments to more closely align these businesses to consumer sectors, to provide more focus on the separate beverage and grocery businesses, and to benefit from synergies in grain based products.  Historical data have been restated to reflect the new segment structure.

Stock-Based Compensation Expense

The Company accounts for employee stock compensation plans in accordance with the intrinsic value-based method permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” which has not resulted in compensation cost for stock options.  The market value at date of grant of restricted stock and rights to receive shares of stock is recorded as compensation expense over the period of restriction (three years).

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

During the first quarter of 2005, the Company granted approximately 4.1 million restricted Class A shares to eligible U.S.-based employees and also issued to eligible non-U.S. employees rights to receive approximately 1.8 million Class A equivalent shares.  The market value of the shares and rights granted to the Company’s employees was approximately $196 million, or $33.32 per restricted share or right, on the date of grant.  Restrictions on the stock and rights lapse in the first quarter of 2008.

Kraft Foods Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The fair value of the shares of restricted stock and rights to receive shares of stock at the date of grant is amortized to expense ratably over the restriction period.  The Company recorded compensation expense related to the restricted stock and rights of $76 million and $38 million, respectively, for the six months and three months ended June 30, 2005, and $52 million and $27 million, respectively, for the six months and three months ended June 30, 2004.  The unamortized portion, which is reported on the condensed consolidated balance sheets as a reduction of earnings reinvested in the business, was $291 million at June 30, 2005.

In addition to restricted stock, at June 30, 2005, the Company had stock-based employee compensation plans that permit the issuance of stock options to employees. The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for stock options within those plans.  No compensation expense for employee stock options is reflected in net earnings, as all stock options granted under those plans had an exercise price equal to the market value of the common stock on the date of grant.  The following table illustrates the effect on net earnings and earnings per share (“EPS”) if the Company had applied the fair value recognition provisions of SFAS No. 123 to measure stock-based compensation expense for outstanding stock option awards for the six months and three months ended June 30, 2005 and 2004:

	For the Six Months Ended June 30,
	2005	2004
	(in millions, except per share data)

Net earnings, as reported	$1,185	$1,258
Deduct:
Total stock-based employee compensation expense determined under fair value method for all stock option awards, net of related tax effects	4	4
Pro forma net earnings	$1,181	$1,254

Earnings per share:
Basic – as reported	$0.70	$0.73
Basic – pro forma	$0.70	$0.73

Diluted – as reported	$0.70	$0.73
Diluted – pro forma	$0.69	$0.73

Kraft Foods Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	For the Three Months Ended June 30,
	2005	2004
	(in millions, except per share data)

Net earnings, as reported	$472	$698
Deduct:
Total stock-based employee compensation expense determined under fair value method for all stock option awards, net of related tax effects	2	2
Pro forma net earnings	$470	$696

Earnings per share:
Basic – as reported	$0.28	$0.41
Basic – pro forma	$0.28	$0.41

Diluted – as reported	$0.28	$0.41
Diluted – pro forma	$0.28	$0.41

In 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”).  SFAS No. 123R requires companies to measure compensation cost for share-based payments at fair value.  The Company will adopt this new standard prospectively, on January 1, 2006, and does not expect the adoption of SFAS No. 123R to have a material impact on its consolidated financial position, results of operations or cash flows.

Note 2.  Asset Impairment, Exit and Implementation Costs:

Restructuring Program:

In January 2004, the Company announced a three-year restructuring program with the objectives of leveraging the Company’s global scale, realigning and lowering its cost structure, and optimizing capacity utilization.  As part of this program, the Company anticipates the closing or sale of up to twenty plants and the elimination of approximately six thousand positions.  From 2004 through 2006, the Company expects to incur up to $1.2 billion in pre-tax charges, reflecting asset disposals, severance and other implementation costs, including $772 million incurred from January 2004 through June 30, 2005.  Pre-tax restructuring program charges during 2005 are expected to be between $440 million and $470 million, including $131 million incurred in the first six months of 2005.  Approximately one-half of the pre-tax charges are expected to require cash payments.

Restructuring Costs:

During the six months and three months ended June 30, 2005, pre-tax charges under the restructuring program of $86 million and $29 million, respectively, were recorded as asset impairment and exit costs on the condensed consolidated statements of earnings.  During the six months and three months ended June 30, 2004, pre-tax charges under the restructuring program of $408 million and $129 million, respectively, were recorded as asset impairment and exit costs on the condensed consolidated statements of earnings.  The pre-tax charges for the six months ended June 30, 2005 resulted from the announcement of the closing of three plants, for a total of sixteen since January 2004, and the continuation of a number of workforce reduction programs.  Approximately $60 million of the pre-tax charges incurred during the first six months of 2005 will require cash payments.

Kraft Foods Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Pre-tax restructuring liability activity for the six months ended June 30, 2005 was as follows:

		Asset
	Severance	Write-downs	Other	Total
	(in millions)

Liability balance, January 1, 2005	$91	$—	$19	$110
Charges	59	11	16	86
Cash spent	(54)		(33)	(87)
Charges against assets	(14)	(11)		(25)
Currency	(2)			(2)
Liability balance, June 30, 2005	$80	$—	$2	$82

Severance costs in the above schedule, which relate to the workforce reduction programs, include the cost of related benefits.  Specific programs announced during 2004 and the first six months of 2005, as part of the overall restructuring program, will result in the elimination of approximately 4,400 positions.  At June 30, 2005, approximately 3,300 of these positions have been eliminated.  Asset write-downs relate to the impairment of assets caused by the plant closings and related activity.  Other costs incurred relate primarily to contract termination costs associated with the plant closings and the termination of leasing agreements.

Implementation Costs:

The Company recorded pre-tax implementation costs associated with the restructuring program.  These costs include the discontinuance of certain product lines and incremental costs related to the integration of functions and closure of facilities.  These costs were recorded on the condensed consolidated statements of earnings as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2005	2004	2005	2004
	(in millions)

Net Revenues	$1	$—	$1	$—
Cost of sales	26	10	11	9
Marketing, administration and research costs	18		14

Implementation Costs	$45	$10	$26	$9

Asset Impairment Charges:

During the second quarter of 2005, the Company sold its fruit snacks business for approximately $30 million.  The Company incurred a pre-tax asset impairment charge of $93 million in the first quarter of 2005 in recognition of the sale of this business.  The charge, which includes the write-off of all intangibles associated with this business, was recorded as asset impairment and exit costs on the condensed consolidated statement of earnings.

During the first quarter of 2005, the Company completed its annual review of goodwill and intangible assets and no charges resulted from this review.  During the first quarter of 2004, the Company recorded non-cash pre-tax charges of $29 million related to an intangible asset impairment for a small confectionery business in the United States and certain brands in Mexico.  A portion of this charge, $17 million, was reclassified to

Kraft Foods Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

earnings from discontinued operations on the consolidated statement of earnings in the fourth quarter of 2004.  The remaining charge was recorded as asset impairment and exit costs on the condensed consolidated statement of earnings.

Total:

The pre-tax asset impairment, exit and implementation costs discussed above, for the six months and three months ended June 30, 2005 and 2004, were included in the operating companies income of the following segments:

	For the Six Months Ended June 30, 2005
	Restructuring Costs	Asset Impairment	Total Asset Impairment and Exit Costs	Implementation Costs	Total
			(in millions)

U.S. Beverages	$3	$—	$3	$—	$3
U.S. Cheese, Canada & North America Foodservice	18		18	7	25
U.S. Convenient Meals	2		2	2	4
U.S. Grocery	2	93	95		95
U.S. Snacks & Cereals	4		4	23	27
Europe, Middle East & Africa	47		47	13	60
Latin America & Asia Pacific	10		10		10
Total – Continuing Operations	$86	$93	$179	$45	$224

	For the Six Months Ended June 30, 2004
	Restructuring Costs	Asset Impairment	Total Asset Impairment and Exit Costs	Implementation Costs	Total
			(in millions)

U.S. Beverages	$10	$—	$10	$—	$10
U.S. Cheese, Canada & North America Foodservice	89		89	1	90
U.S. Convenient Meals	8		8		8
U.S. Grocery	9		9	2	11
U.S. Snacks & Cereals	168		168	6	174
Europe, Middle East & Africa	113		113	1	114
Latin America & Asia Pacific	11	12	23		23
Total – Continuing Operations	408	12	420	10	430
Discontinued Operations		17	17		17
Total	$408	$29	$437	$10	$447

Kraft Foods Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	For the Three Months Ended June 30, 2005
	Restructuring Costs	Asset Impairment	Total Asset Impairment and Exit Costs	Implementation Costs	Total
			(in millions)

U.S. Beverages	$1	$—	$1	$—	$1
U.S. Cheese, Canada & North America Foodservice	4		4	3	7
U.S. Convenient Meals				1	1
U.S. Grocery
U.S. Snacks & Cereals				14	14
Europe, Middle East & Africa	17		17	8	25
Latin America & Asia Pacific	7		7		7
Total – Continuing Operations	$29	$—	$29	$26	$55

	For the Three Months Ended June 30, 2004
	Restructuring Costs	Asset Impairment	Total Asset Impairment and Exit Costs	Implementation Costs	Total
			(in millions)

U.S. Beverages	$4	$—	$4	$—	$4
U.S. Cheese, Canada & North America Foodservice	27		27	1	28
U.S. Convenient Meals	(1)		(1)		(1)
U.S. Grocery				2	2
U.S. Snacks & Cereals	9		9	6	15
Europe, Middle East & Africa	81		81		81
Latin America & Asia Pacific	9		9		9
Total – Continuing Operations	$129	$—	$129	$9	$138

Kraft Foods Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3.  Related Party Transactions:

At June 30, 2005, Altria Group, Inc. owned 85.8% of the Company’s outstanding shares of capital stock.  Altria Group, Inc.’s subsidiary, Altria Corporate Services, Inc., provides the Company with various services, including planning, legal, treasury, accounting, auditing, insurance, human resources, office of the secretary, corporate affairs, information technology, aviation and tax services.  Billings for these services, which were based on the cost to Altria Corporate Services, Inc. to provide such services and a management fee, were $138 million and $157 million for the six months ended June 30, 2005 and 2004, respectively, and $67 million and $84 million for the three months ended June 30, 2005 and 2004, respectively.

At June 30, 2005, the Company had short-term amounts payable to Altria Group, Inc. of $501 million.  Interest on these borrowings is based on the applicable London Interbank Offered Rate.

Note 4.  Acquisitions:

During the first six months of 2004, the Company acquired a U.S.-based beverage business for $130 million.

The effect of this acquisition was not material to the Company’s consolidated financial position, results of operations or cash flows in any of the periods presented.

Note 5.  Divestitures:

Discontinued Operations:

In June 2005, the Company sold substantially all of its sugar confectionery business for approximately $1.4 billion.  The sale included the Life Savers, Creme Savers, Altoids, Trolli and Sugus brands.  The Company has reflected the results of its sugar confectionery business prior to the closing date as discontinued operations on the condensed consolidated statements of earnings for all periods presented.  Pursuant to the sugar confectionery sale agreement, the Company has agreed to provide certain transition and supply services to the buyer.  These service arrangements are primarily for terms of one year or less, with the exception of one supply arrangement with a term of not more than three years.  The expected cash flow from this supply arrangement is not significant.

Summary results of operations for the sugar confectionery business were as follows:

	For the Six Months Ended June 30,
	2005	2004
	(in millions)

Net revenues	$228	$232

Earnings before income taxes	$41	$49
Provision for income taxes	(16)	(17)
Loss on sale of discontinued operations	(297)
(Loss) earnings from discontinued operations, net of income taxes	$(272)	$32

Kraft Foods Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	For the Three Months Ended June 30,
	2005	2004
	(in millions)
Net revenues	$112	$114

Earnings before income taxes	$19	$33
Provision for income taxes	(8)	(11)
Loss on sale of discontinued operations	(297)
(Loss) earnings from discontinued operations, net of income taxes	$(286)	$22

The loss on sale of discontinued operations, above, for the six months and three months ended June 30, 2005, related largely to taxes on the transaction.

The assets of the sugar confectionery business, which were reflected as assets of discontinued operations held for sale on the consolidated balance sheet at December 31, 2004, were as follows:

December 31, 2004
(in millions)

Inventories	$65
Property, plant and equipment, net	201
Goodwill	814
Other intangible assets, net	485
Impairment loss on assets of discontinued operations held for sale	(107)
Assets of discontinued operations held for sale	$1,458

Other:

During the second quarter of 2005, the Company sold its fruit snacks business.  The Company incurred a pre-tax asset impairment charge of $93 million in the first quarter of 2005 in recognition of the sale of this business.  During the first quarter of 2005, the Company sold its U.K. desserts business, its U.S. yogurt business and a minor trademark in Mexico.  The aggregate proceeds received from sales of these other businesses during the first six months of 2005 were $221 million, on which pre-tax gains of $115 million were recorded.

The operating results of the other businesses sold, discussed above, were not material to the Company’s consolidated financial position, results of operations or cash flows in any of the periods presented.

Kraft Foods Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6.  Earnings Per Share:

Basic and diluted EPS from continuing and discontinued operations were calculated using the following:

	For the Six Months Ended June 30,
	2005	2004
	(in millions)

Earnings from continuing operations	$1,457	$1,226
(Loss) earnings from discontinued operations	(272)	32
Net earnings	$1,185	$1,258

Weighted average shares for basic EPS	1,694	1,714

Plus incremental shares from assumed conversions of restricted stock and stock rights	7	3

Weighted average shares for diluted EPS	1,701	1,717

	For the Three Months Ended June 30,
	2005	2004
	(in millions)

Earnings from continuing operations	$758	$676
(Loss) earnings from discontinued operations	(286)	22
Net earnings	$472	$698

Weighted average shares for basic EPS	1,691	1,712

Plus incremental shares from assumed conversions of restricted stock and stock rights	7	3

Weighted average shares for diluted EPS	1,698	1,715

Incremental shares from assumed conversions are calculated as the number of shares that would be issued, net of the number of shares that could be purchased in the marketplace with the cash received upon stock option exercise or, in the case of restricted stock and rights, the number of shares corresponding to the unamortized compensation expense.  For the six months and three months ended June 30, 2005 and 2004, the number of stock options excluded from the calculation of weighted average shares for diluted EPS because their effects were antidilutive (i.e., the cash that would be received upon exercise is greater than the average market price of the stock during the period) was immaterial.

Kraft Foods Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7.  Contingencies:

Kraft and its subsidiaries are parties to a variety of legal proceedings arising out of the normal course of business, including a few cases in which substantial amounts of damages are sought.  While the results of litigation cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Third-Party Guarantees:  At June 30, 2005, the Company’s third-party guarantees, which are primarily derived from acquisition and divestiture activities, approximated $25 million.  Substantially all of these guarantees expire through 2013, with $9 million expiring through June 30, 2006.  The Company is required to perform under these guarantees in the event that a third party fails to make contractual payments or achieve performance measures.  The Company has a liability of $19 million on its condensed consolidated balance sheet at June 30, 2005, relating to these guarantees.

Note 8.  Goodwill and Other Intangible Assets, Net:

Goodwill by reportable segment was as follows:

	June 30, 2005	December 31, 2004
	(in millions)

U.S. Beverages	$1,293	$1,293
U.S. Cheese, Canada & North America Foodservice	5,354	5,382
U.S. Convenient Meals	1,880	1,880
U.S. Grocery	2,634	2,641
U.S. Snacks & Cereals	8,642	8,658
Europe, Middle East & Africa	4,751	5,014
Latin America & Asia Pacific	352	309
Total goodwill	$24,906	$25,177

Intangible assets were as follows:

	June 30, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)		(in millions)

Non-amortizable intangible assets	$10,525		$10,589
Amortizable intangible assets	96	$56	96	$51
Total intangible assets	$10,621	$56	$10,685	$51

Non-amortizable intangible assets consist substantially of brand names purchased through the Nabisco acquisition.  Amortizable intangible assets consist primarily of certain trademark licenses and non-compete agreements.  Pre-tax amortization expense for intangible assets was $5 million and $6 million for the six months ended June 30, 2005 and 2004, respectively, and $2 million and $4 million for the three months ended June 30, 2005 and 2004, respectively.  Amortization expense for each of the next five years is currently estimated to be approximately $12 million or less.

Kraft Foods Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The movement in goodwill and gross carrying amount of intangible assets from December 31, 2004, is as follows:

		Intangible
	Goodwill	Assets
	(in millions)

Balance at December 31, 2004	$25,177	$10,685
Changes due to:
Currency	(264)	6
Divestitures	(18)
Asset impairment	(7)	(70)
Other	18
Balance at June 30, 2005	$24,906	$10,621

Note 9.  Segment Reporting:

The Company manufactures and markets packaged food products, consisting principally of beverages, cheese, snacks, convenient meals and various packaged grocery products.  Kraft manages and reports operating results through two units, Kraft North America Commercial and Kraft International Commercial.  Reportable segments for Kraft North America Commercial are organized and managed principally by product category.  Kraft International Commercial’s operations are organized and managed by geographic location.

During the fourth quarter of 2004, following the announcement of the sale of its sugar confectionery business, as discussed in Note 5. Divestitures, the Company realigned its North American segments.  Kraft North America Commercial’s new segments are U.S. Beverages; U.S. Cheese, Canada & North America Foodservice; U.S. Convenient Meals; U.S. Grocery; and U.S. Snacks & Cereals.  Kraft International Commercial’s segments are Europe, Middle East & Africa; and Latin America & Asia Pacific.  The new segment structure in North America reflects a shift of certain divisions and brands between segments to more closely align these businesses to consumer sectors, to provide more focus on the separate beverage and grocery businesses, and to benefit from synergies in grain based products.  Historical data have been restated to reflect the new segment structure.

The Company’s management uses operating companies income, which is defined as operating income before general corporate expenses and amortization of intangibles, to evaluate segment performance and allocate resources.  Management believes it is appropriate to disclose this measure to help investors analyze the business performance and trends of the various business segments.  Interest and other debt expense, net, and provision for income taxes are centrally managed and, accordingly, such items are not presented by segment since they are not included in the measure of segment profitability reviewed by management.

Kraft Foods Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Segment data were as follows:

	For the Six Months Ended June 30,
	2005	2004
	(in millions)

Net revenues:
U.S. Beverages	$1,445	$1,354
U.S. Cheese, Canada & North America Foodservice	3,691	3,546
U.S. Convenient Meals	2,186	2,101
U.S. Grocery	1,249	1,280
U.S. Snacks & Cereals	2,733	2,607
Europe, Middle East & Africa	3,795	3,525
Latin America & Asia Pacific	1,294	1,253
Net revenues	$16,393	$15,666

Earnings from continuing operations before income taxes and minority interest:
Operating companies income:
U.S. Beverages	$289	$308
U.S. Cheese, Canada & North America Foodservice	538	418
U.S. Convenient Meals	367	384
U.S. Grocery	349	480
U.S. Snacks & Cereals	425	277
Europe, Middle East & Africa	413	295
Latin America & Asia Pacific	127	114
Amortization of intangibles	(5)	(6)
General corporate expenses	(96)	(88)
Operating income	2,407	2,182
Interest and other debt expense, net	(350)	(324)
Earnings from continuing operations before income taxes and minority interest	$2,057	$1,858

	For the Three Months Ended June 30,
	2005	2004
	(in millions)

Net revenues:
U.S. Beverages	$713	$683
U.S. Cheese, Canada & North America Foodservice	1,875	1,838
U.S. Convenient Meals	1,096	1,053
U.S. Grocery	667	689
U.S. Snacks & Cereals	1,400	1,333
Europe, Middle East & Africa	1,907	1,812
Latin America & Asia Pacific	676	683
Net revenues	$8,334	$8,091

Kraft Foods Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	For the Three Months Ended June 30,
	2005	2004
	(in millions)

Earnings from continuing operations before income taxes and minority interest:
Operating companies income:
U.S. Beverages	$126	$139
U.S. Cheese, Canada & North America Foodservice	287	215
U.S. Convenient Meals	176	187
U.S. Grocery	241	268
U.S. Snacks & Cereals	228	225
Europe, Middle East & Africa	160	140
Latin America & Asia Pacific	87	81
Amortization of intangibles	(2)	(4)
General corporate expenses	(53)	(42)
Operating income	1,250	1,209
Interest and other debt expense, net	(174)	(159)
Earnings from continuing operations before income taxes and minority interest	$1,076	$1,050

As discussed in Note 2. Asset Impairment, Exit and Implementation Costs, the Company recorded asset impairment, exit and implementation costs of $224 million and $55 million, respectively, during the six months and three months ended June 30, 2005, and $430 million and $138 million, respectively, during the six months and three months ended June 30, 2004.  See Note 2 for a breakdown of these pre-tax charges by segment.

During the second quarter of 2005, the Company sold its fruit snacks business and recorded a pre-tax loss of $2 million.  This loss is included in the operating companies income of the U.S. Grocery segment.  Also in the second quarter of 2005, the Company recorded a pre-tax gain of $1 million from the sale of its U.S. yogurt business.  This gain is included in the operating companies income of the U.S. Cheese, Canada & North America foodservice segment.  During the first quarter of 2005, the Company sold its U.K. desserts business and recorded a pre-tax gain of $115 million.  This gain is included in the operating companies income of the Europe, Middle East & Africa segment.  In addition, in the first quarter of 2005, the Company sold a minor trademark in Mexico, resulting in a pre-tax gain of $1 million.  This gain is included in the operating companies income of the Latin America & Asia Pacific segment.

Kraft Foods Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Net revenues by consumer sector, which include the separation of Canada and North America Foodservice into sector components, were as follows (in millions):

	For the Six Months Ended			For the Six Months Ended
	June 30, 2005			June 30, 2004
	Kraft North America Commercial	Kraft International Commercial	Total	Kraft North America Commercial	Kraft International Commercial	Total
Consumer Sector:
Snacks	$2,502	$1,883	$4,385	$2,413	$1,783	$4,196
Beverages	1,671	1,829	3,500	1,569	1,683	3,252
Cheese & Dairy	2,341	765	3,106	2,250	706	2,956
Grocery	2,345	420	2,765	2,301	419	2,720
Convenient Meals	2,445	192	2,637	2,355	187	2,542
Net revenues	$11,304	$5,089	$16,393	$10,888	$4,778	$15,666

	For the Three Months Ended			For the Three Months Ended
	June 30, 2005			June 30, 2004
	Kraft North America Commercial	Kraft International Commercial	Total	Kraft North America Commercial	Kraft International Commercial	Total
Consumer Sector:
Snacks	$1,295	$886	$2,181	$1,256	$891	$2,147
Beverages	840	964	1,804	800	899	1,699
Cheese & Dairy	1,147	396	1,543	1,143	371	1,514
Grocery	1,240	227	1,467	1,209	228	1,437
Convenient Meals	1,229	110	1,339	1,188	106	1,294
Net revenues	$5,751	$2,583	$8,334	$5,596	$2,495	$8,091

Note 10.  Financial Instruments:

During the six months and three months ended June 30, 2005 and 2004, ineffectiveness related to cash flow hedges was not material.  At June 30, 2005, the Company was hedging forecasted transactions for periods not exceeding the next fifteen months and expects substantially all amounts reported in accumulated other comprehensive earnings (losses) to be reclassified to the consolidated statement of earnings within the next twelve months.

Kraft Foods Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Hedging activities affected accumulated other comprehensive earnings (losses), net of income taxes, as follows:

	For the Six Months Ended		For the Three Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in millions)

Gain at beginning of period	$6	$1	$27	$21

Derivative gains transferred to earnings	(12)	(11)	(15)	(11)

Change in fair value	20	22	2	2

Gain as of June 30	$14	$12	$14	$12

Note 11.  Benefit Plans:

The Company sponsors noncontributory defined benefit pension plans covering substantially all U.S. employees.  Pension coverage for employees of the Company’s non-U.S. subsidiaries is provided, to the extent deemed appropriate, through separate plans, many of which are governed by local statutory requirements.  In addition, the Company’s U.S. and Canadian subsidiaries provide health care and other benefits to substantially all retired employees.  Health care benefits for retirees outside the United States and Canada are generally covered through local government plans.

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost (income) consisted of the following for the six months and three months ended June 30, 2005 and 2004:

	U.S. Plans		Non-U.S. Plans
	For the Six Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in millions)

Service cost	$82	$70	$41	$34
Interest cost	173	174	86	78
Expected return on plan assets	(254)	(287)	(97)	(82)
Amortization:
Unrecognized net loss from experience differences	83	45	24	16
Prior service cost	2	1	4	4
Other expense	11		4	5
Net periodic pension cost	$97	$3	$62	$55

Kraft Foods Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended		For the Three Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in millions)

Service cost	$40	$33	$21	$17
Interest cost	85	87	43	39
Expected return on plan assets	(128)	(145)	(49)	(41)
Amortization:
Unrecognized net loss from experience differences	42	23	12	8
Prior service cost	1	1	2	2
Other expense			3	5
Net periodic pension cost (income)	$40	$(1)	$32	$30

Other expense, above, is due primarily to additional pension benefits related to workforce reduction programs under the Company’s restructuring program.

Employer Contributions

The Company presently makes, and plans to make, contributions, to the extent that they do not generate an excise tax liability, in order to maintain plan assets in excess of the accumulated benefit obligation of its funded U.S. and non-U.S. plans.  During the six months ended June 30, 2005, approximately $200 million and approximately $50 million of employer contributions were made to U.S. plans and non-U.S. plans, respectively.  Currently, the Company anticipates making additional contributions of approximately $10 million during the remainder of 2005 to its U.S. plans and approximately $40 million during the remainder of 2005 to its non-U.S. plans, based on current tax law.  However, these estimates are subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or significant changes in interest rates.  During 2004, employer contributions of $299 million and $254 million were made to U.S. plans and non-U.S. plans, respectively.

Kraft Foods Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Postretirement Benefit Plans

Net postretirement health care costs consisted of the following for the six months and three months ended June 30, 2005 and 2004:

	For the Six Months Ended		For the Three Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in millions)

Service cost	$24	$24	$12	$12
Interest cost	85	94	42	47
Amortization:
Unrecognized net loss from experience differences	29	30	15	16
Unrecognized prior service cost	(12)	(12)	(6)	(6)
Net postretirement health care costs	$126	$136	$63	$69

In December 2003, the United States enacted into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”).  The Act establishes a prescription drug benefit under Medicare, known as “Medicare Part D,” and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

In May 2004, the FASB issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”).  FSP 106-2 requires companies to account for the effect of the subsidy on benefits attributable to past service as an actuarial experience gain and as a reduction of the service cost component of net postretirement health care costs for amounts attributable to current service, if the benefit provided is at least actuarially equivalent to Medicare Part D.

The Company adopted FSP 106-2 in the third quarter of 2004.  The impact for the six months and three months ended June 30, 2005 was a reduction of pre-tax net postretirement health care costs and an increase in net earnings of $25 million and $13 million, respectively, which is included above as a reduction of $3 million and $2 million, respectively, in service cost, $10 million and $5 million, respectively, in interest cost and $12 million and $6 million, respectively, in amortization of unrecognized net loss from experience differences.

Note 12.  Credit Lines:

In April 2005, the Company terminated its $2.0 billion, multi-year revolving credit facility expiring in July 2006 and its $2.5 billion, 364-day revolving credit facility expiring in July 2005 and replaced them with a new $4.5 billion, multi-year revolving credit facility that expires in April 2010.  The Company’s new $4.5 billion, multi-year revolving credit facility expiring in April 2010, which is for its sole use, requires the maintenance of a minimum net worth of $20.0 billion, up from $18.2 billion required in each of the previous facilities.  At June 30, 2005, the Company’s net worth was $29.9 billion.  The foregoing revolving credit facility does not include any other financial tests, any credit rating triggers or any provisions that could require the posting of collateral.

Kraft Foods Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 13.  Income Taxes:

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.”  The accounts of the Company are included in the consolidated federal income tax return of Altria Group, Inc.  Income taxes are generally computed on a separate company basis.  To the extent that foreign tax credits, capital losses and other credits generated by the Company, which cannot currently be utilized on a separate company basis, are utilized in Altria Group, Inc.’s consolidated federal income tax return, the benefit is recognized in the calculation of the Company’s provision for income taxes.  The Company makes payments to, or is reimbursed by, Altria Group, Inc. for the tax effects resulting from its inclusion in Altria Group, Inc.’s consolidated federal income tax return.  Significant judgment is required in determining income tax provisions and in evaluating tax positions.  The Company establishes additional provisions for income taxes when, despite the belief that their tax positions are fully supportable, there remain certain positions that are likely to be challenged and that may not be sustained on review by tax authorities.  Upon the closure of current and future tax audits in various jurisdictions, significant income tax provisions or provision reversals could occur.  The Company evaluates and potentially adjusts these provisions in light of changing facts and circumstances.

In October 2004, the American Jobs Creation Act (“the Jobs Act”) was signed into law.  The Jobs Act includes a deduction for 85% of certain foreign earnings that are repatriated.  At the end of June 2005, the Company finalized its plan to repatriate approximately $500 million of earnings under the provisions of the Jobs Act.  Deferred taxes had previously been provided for a portion of the dividends to be remitted.  The reversal of the deferred taxes more than offset the tax costs to repatriate the earnings and resulted in a net tax reduction of $19 million in the consolidated income tax provision during the second quarter of 2005.

The Jobs Act also provides tax relief to U.S. domestic manufacturers by providing a tax deduction up to 9% of the lesser of “qualified production activities income” or taxable income.  In accordance with SFAS No. 109, the Company will recognize these benefits in the year earned.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of the Company

Kraft Foods Inc. (“Kraft”), together with its subsidiaries (collectively referred to as the “Company”), manufactures and markets packaged food products, consisting principally of beverages, cheese, snacks, convenient meals and various packaged grocery products.  Kraft manages and reports operating results through two units, Kraft North America Commercial and Kraft International Commercial.  Reportable segments for Kraft North America Commercial are organized and managed principally by product category.  Kraft International Commercial’s operations are organized and managed by geographic location.  At June 30, 2005, Altria Group, Inc. held 98.0% of the combined voting power of Kraft’s outstanding capital stock and owned 85.8% of the outstanding shares of Kraft’s capital stock.

In June 2005, the Company sold substantially all of its sugar confectionery business for approximately $1.4 billion.  The Company has reflected the results of its sugar confectionery business prior to the closing date as discontinued operations on the condensed consolidated statements of earnings for all periods presented.  Accordingly, historical statements of earnings amounts included in Management’s Discussion and Analysis of Financial Condition and Results of Operations have been restated to reflect the discontinued operation.  The assets related to the sugar confectionery business were reflected as assets of discontinued operations held for sale on the consolidated balance sheet at December 31, 2004.  The Company recorded a loss on sale of discontinued operations of $297 million in the second quarter of 2005, related largely to taxes on the transaction.

During the fourth quarter of 2004, following the announcement of the sale of its sugar confectionery business, the Company realigned its North American segments.  Kraft North America Commercial’s new segments are U.S. Beverages; U.S. Cheese, Canada & North America Foodservice; U.S. Convenient Meals; U.S. Grocery; and U.S. Snacks & Cereals.  Kraft International Commercial’s segments are Europe, Middle East & Africa; and Latin America & Asia Pacific.  The new segment structure in North America reflects a shift of certain divisions and brands between segments to more closely align these businesses to consumer sectors, to provide more focus on the separate beverage and grocery businesses, and to benefit from synergies in grain based products.  Historical data have been restated to reflect the new segment structure.

In 2004, Altria Group, Inc. announced that, for significant business reasons, the Altria Group, Inc. Board of Directors is looking at a number of restructuring alternatives, including the possibility of separating Kraft from the balance of Altria Group, Inc.  Altria Group, Inc. has indicated that continuing improvements in the entire litigation environment are a prerequisite to such action by its Board of Directors, and the timing and chronology of events are uncertain.

Executive Summary

The following executive summary is intended to provide significant highlights of the Discussion and Analysis that follows.

Consolidated Operating Results for the Six Months ended June 30, 2005 - The changes in the Company’s earnings from continuing operations and diluted earnings per share (“EPS”) from continuing operations for the six months ended June 30, 2005 from the six months ended June 30, 2004, were due primarily to the following (in millions, except per share data):

	Earnings from Continuing	Diluted EPS from Continuing
	Operations	Operations
For the six months ended June 30, 2004	$1,226	$0.71

2005 Asset impairment, exit and implementation costs	(149)	(0.09)
2004 Asset impairment, exit and implementation costs	275	0.16
2005 Gains on sales of businesses	67	0.04
Lower effective income tax rate	115	0.07
Shares outstanding		0.01
Currency	29	0.02
Operations	(106)	(0.06)

For the six months ended June 30, 2005	$1,457	$0.86

See discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

The favorable net impact of asset impairment, exit and implementation costs on earnings and diluted EPS from continuing operations is due primarily to the following:

Restructuring Program – In January 2004, the Company announced a three-year restructuring program.  As part of this program, the Company anticipates the closing or sale of up to twenty plants and the elimination of approximately six thousand positions.  From 2004 to 2006, the Company expects to incur up to $1.2 billion in pre-tax charges, reflecting asset disposals, severance and other implementation costs.  During the six months ended June 30, 2005 and 2004, the Company recorded pre-tax charges of $131 million and $418 million, respectively, for the restructuring program, including pre-tax implementation costs of $45 million and $10 million, respectively.

Asset Impairment Charges – During the first quarter of 2005, the Company incurred a pre-tax asset impairment charge of $93 million in recognition of the sale of its fruit snacks business, which closed in the second quarter of 2005.

For further details on the restructuring program and asset impairment charges, see Note 2 to the Condensed Consolidated Financial Statements and the Business Environment section of the following Discussion and Analysis.

Gains on Sales of Businesses – The favorable impact on earnings and diluted EPS from continuing operations is due primarily to the gain on sale of the U.K. desserts business in the first quarter of 2005.

Lower Effective Income Tax Rate – The Company’s reported effective income tax rate decreased by 4.8 percentage points to 29.1%, due primarily to the settlement of an outstanding U.S. tax claim, the resolution of outstanding items in the Company’s international operations, as well as other benefits, including the impact of both the domestic manufacturer’s deduction provision and the dividend repatriation provision of the American Jobs Creation Act.

Currency – The favorable currency impact on earnings and diluted EPS from continuing operations is due primarily to the weakness of the U.S. dollar versus the euro, the Canadian dollar and certain other currencies.

Continuing Operations – The decrease in results from continuing operations was due primarily to the following:

•      Lower income at Kraft North America Commercial, reflecting higher commodity and benefit costs and increased marketing spending, partially offset by higher volume/mix and higher pricing.

•      Lower income at Kraft International Commercial, reflecting higher commodity costs and increased marketing spending, partially offset by favorable volume/mix and higher pricing.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

Consolidated Operating Results for the Three Months ended June 30, 2005 - The changes in the Company’s earnings from continuing operations and diluted EPS from continuing operations for the three months ended June 30, 2005 from the three months ended June 30, 2004, were due primarily to the following (in millions, except per share data):

	Earnings from Continuing	Diluted EPS from Continuing
	Operations	Operations
For the three months ended June 30, 2004	$676	$0.40

2005 Asset impairment, exit and implementation costs	(37)	(0.02)
2004 Asset impairment, exit and implementation costs	89	0.05
Lower effective income tax rate	66	0.04
Currency	15	0.01
Operations	(51)	(0.03)

For the three months ended June 30, 2005	$758	$0.45

See discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

The favorable net impact of asset impairment, exit and implementation costs on earnings and diluted EPS from continuing operations is due primarily to the following:

Restructuring Program – As discussed above, during the three months ended June 30, 2005 and 2004, the Company recorded pre-tax charges of $55 million and $138 million, respectively, for the restructuring program, including pre-tax implementation costs of $26 million and $9 million, respectively.

For further details on the restructuring program, see Note 2 to the Condensed Consolidated Financial Statements and the Business Environment section of the following Discussion and Analysis.

Lower Effective Income Tax Rate – The Company’s reported effective income tax rate decreased by 6.0 percentage points to 29.4%, due primarily to the settlement of an outstanding U.S. tax claim and the benefits of both the domestic manufacturer’s deduction provision and the dividend repatriation provision of the American Jobs Creation Act.

Currency – The favorable currency impact on earnings and diluted EPS from continuing operations is due primarily to the weakness of the U.S. dollar versus the euro, the Canadian dollar and certain other currencies.

Continuing Operations – The decrease in results from continuing operations was due primarily to the following:

•      Lower income at Kraft International Commercial, reflecting significantly higher commodity costs, partially offset by favorable volume/mix and higher pricing.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

2005 Forecasted Results – In July 2005, the Company reaffirmed that its 2005 full-year diluted EPS on a continuing operations basis is forecasted at $1.73 to $1.78.  This guidance includes anticipated charges of $0.22 for costs related to its restructuring program and impairment charges, and $0.04 in gains on sales of businesses.  The Company also continues to expect a full-year tax rate of 31.5%, implying a second half effective tax rate of approximately 33.5%.  The factors described in the section entitled Forward-Looking and Cautionary Statements of the following Discussion and Analysis represent continuing risks to these forecasts.

Discussion and Analysis

Business Environment

The Company is subject to a number of challenges that may adversely affect its businesses.  These challenges, which are discussed below and under “Forward-Looking and Cautionary Statements,” include:

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

In the ordinary course of business, the Company is subject to many influences that can impact the timing of sales to customers, including the timing of holidays and other annual or special events, seasonality of certain products, significant weather conditions, timing of Company and customer incentive programs and pricing actions, customer inventory programs, Company initiatives to improve supply chain efficiency, including efforts to align product shipments more closely with consumption by shifting some of its customer marketing programs to a consumption based approach, the financial condition of customers and general economic conditions.

2005 Operating Environment:

Commodity costs continued to rise for the Company, with significant impacts resulting from higher coffee, nuts, energy and packaging costs.  Second quarter commodity costs were up approximately $150 million versus the prior year, following a $250 million increase in the first quarter.  Full-year 2005 commodity costs are projected to increase by approximately $600 million versus 2004, including an estimated $250 million in higher energy and packaging costs.  This increase is on top of more than $900 million in higher commodity costs incurred during 2004 and approximately $500 million in 2003, for a three-year projected cumulative impact of approximately $2 billion.  To recover the higher commodity costs, the Company increased prices in many categories during the past year.  In the second quarter, the price increases in the U.S. were more fully reflected in higher retail prices and aggregate category growth trends weakened.

Restructuring:

In January 2004, the Company announced a three-year restructuring program, with the objectives of leveraging the Company’s global scale, realigning and lowering its cost structure, and optimizing capacity utilization.  As part of this program (which is discussed further in Note 2 to the condensed consolidated financial statements), the Company anticipates the closing or sale of up to twenty plants and the elimination of approximately six thousand positions.  From 2004 through 2006, the Company expects to incur up to $1.2 billion in pre-tax charges, reflecting asset disposals, severance and other implementation costs, including $131 million and $418 million incurred in the six months ended June 30, 2005 and 2004, respectively, and $55 million and $138 million incurred in the three months ended June 30, 2005 and 2004, respectively.  Total pre-tax charges for the program incurred through June 30, 2005 were $772 million.  Approximately one-half of the pre-tax charges are expected to require cash payments.

In addition, the Company expects to incur approximately $140 million in capital expenditures from 2004 through 2006 to implement the restructuring program, including $43 million spent in the first six months of 2005.  From January 2004 through June 30, 2005, the Company spent $89 million in capital to implement the restructuring program.  Cost savings as a result of the restructuring program were approximately $127 million in 2004, are expected to increase by an incremental $120 million to $140 million in 2005 (approximately $75 million of which occurred during the first six months of 2005), and are anticipated to reach annualized cost savings of approximately $400 million by 2006, all of which are expected to be used in supporting brand-building initiatives.

Acquisitions and Dispositions:

One element of the Company’s growth strategy is to strengthen its brand portfolios through a disciplined program of selective acquisitions and divestitures.  The Company is constantly reviewing potential acquisition candidates and from time to time sells businesses to accelerate the shift in its portfolio toward businesses – whether global, regional or local – that offer the Company a sustainable competitive advantage.  The impact of any future acquisition or divestiture could have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

As previously discussed, the Company sold substantially all of its sugar confectionery business in June 2005 for approximately $1.4 billion.  The sale included the Life Savers, Creme Savers, Altoids, Trolli and Sugus brands.  The Company has reflected the results of its sugar confectionery business prior to the closing date as discontinued operations on the condensed consolidated statements of earnings for all periods presented.  The assets related to the sugar confectionery business were reflected as assets of discontinued operations held for sale on the consolidated balance sheet at December 31, 2004.  The Company recorded a loss on sale of discontinued operations of $297 million in the second quarter of 2005, related largely to taxes on the transaction.

During the second quarter of 2005, the Company also sold its fruit snacks business resulting in a pre-tax loss of $2 million.  The Company incurred a pre-tax asset impairment charge of $93 million in the first quarter of 2005, in recognition of the sale of this business.  During the first quarter of 2005, the Company sold its U.K. desserts business, its U.S. yogurt business and a minor trademark in Mexico.  The aggregate proceeds received from the sales of these businesses, excluding the sale of the sugar confectionery business which is reported as a discontinued operation, during the first six months of 2005 were $221 million, on which pre-tax gains of $115 million were recorded.

The operating results of businesses acquired and sold, excluding the sugar confectionery businesses, were not material to the Company’s consolidated financial position, results of operations or cash flows in any of the periods presented.

Other:

In 2004, the Company had operations and plants or sold product to third-party distributors located in 14 Middle East countries (as defined by the U.S. Department of State, Bureau of Near Eastern Affairs), including a biscuit business acquired during 2003 in Egypt.  In the region, the Company had operations and plants in three countries (Egypt, Morocco and through a majority owned joint venture, Saudi Arabia).  In addition, the Company sold products to third-party distributors located in 11 of these countries (Algeria, Bahrain, Israel, Jordan, Kuwait, Lebanon, Oman, Qatar, Tunisia, United Arab Emirates and Yemen).  Revenue generated from operations or sales to the third-party distributors in the Middle East was approximately $250 million in 2004, representing 3.3% of the net revenues of the Europe, Middle East and Africa segment.  In addition, in 2004, the Company entered into agreements with third-parties for the resale of the Company’s products into Iraq, Libya and Syria.

Consolidated Operating Results

	For the Six Months Ended June 30,
	2005	2004
	(in millions, except per share data)

Volume (in pounds)	9,467	9,482

Net revenues	$16,393	$15,666

Operating income:
Operating companies income:
U.S. Beverages	$289	$308
U.S. Cheese, Canada & North America Foodservice	538	418
U.S. Convenient Meals	367	384
U.S. Grocery	349	480
U.S. Snacks & Cereals	425	277
Europe, Middle East & Africa	413	295
Latin America & Asia Pacific	127	114
Amortization of intangibles	(5)	(6)
General corporate expenses	(96)	(88)
Operating income	$2,407	$2,182

Net earnings:
Earnings from continuing operations	$1,457	$1,226
(Loss) earnings from discontinued operations, net of income taxes	(272)	32
Net earnings	$1,185	$1,258

Weighted average shares for diluted earnings per share	1,701	1,717

Diluted earnings per share:
Continuing operations	$0.86	$0.71
Discontinued operations	(0.16)	0.02
Net earnings	$0.70	$0.73

	For the Three Months Ended June 30,
	2005	2004
	(in millions, except per share data)

Volume (in pounds)	4,921	5,041

Net revenues	$8,334	$8,091

Operating income:
Operating companies income:
U.S. Beverages	$126	$139
U.S. Cheese, Canada & North America Foodservice	287	215
U.S. Convenient Meals	176	187
U.S. Grocery	241	268
U.S. Snacks & Cereals	228	225
Europe, Middle East & Africa	160	140
Latin America & Asia Pacific	87	81
Amortization of intangibles	(2)	(4)
General corporate expenses	(53)	(42)
Operating income	$1,250	$1,209

Net earnings:
Earnings from continuing operations	$758	$676
(Loss) earnings from discontinued operations, net of income taxes	(286)	22
Net earnings	$472	$698

Weighted average shares for diluted earnings per share	1,698	1,715

Diluted earnings per share:
Continuing operations	$0.45	$0.40
Discontinued operations	(0.17)	0.01
Net earnings	$0.28	$0.41

The following events occurred during the first six months and second quarter of 2005 and 2004 that affected the comparability of statement of earnings amounts:

•        Asset impairment, exit and implementation costs–  As discussed in Note 2 to the condensed consolidated financial statements, during the six months and three months ended June 30, 2005, the Company recorded asset impairment and exit costs of $179 million and $29 million, respectively, on its condensed consolidated statements of earnings.  During the six months and three months ended June 30, 2004, the Company recorded asset impairment and exit costs of $420 million and $129 million, respectively, on its condensed consolidated statements of earnings.  Additionally, during the six months and three months ended June 30, 2005, the Company also recorded $45 million and $26 million, respectively, of pre-tax implementation costs.  During the six months and three months ended June 30, 2004, the Company recorded $10 million and $9 million, respectively, of pre-tax implementation costs.  The pre-tax asset impairment, exit and implementation costs were included in the operating companies income of the following segments:

	For the Six Months Ended June 30, 2005
	Restructuring Costs	Asset Impairment	Total Asset Impairment and Exit Costs	Implementation Costs	Total
			(in millions)

U.S. Beverages	$3	$—	$3	$—	$3
U.S. Cheese, Canada & North America Foodservice	18		18	7	25
U.S. Convenient Meals	2		2	2	4
U.S. Grocery	2	93	95		95
U.S. Snacks & Cereals	4		4	23	27
Europe, Middle East & Africa	47		47	13	60
Latin America & Asia Pacific	10		10		10
Total – Continuing Operations	$86	$93	$179	$45	$224

	For the Six Months Ended June 30, 2004
	Restructuring Costs	Asset Impairment	Total Asset Impairment and Exit Costs	Implementation Costs	Total
			(in millions)

U.S. Beverages	$10	$—	$10	$—	$10
U.S. Cheese, Canada & North America Foodservice	89		89	1	90
U.S. Convenient Meals	8		8		8
U.S. Grocery	9		9	2	11
U.S. Snacks & Cereals	168		168	6	174
Europe, Middle East & Africa	113		113	1	114
Latin America & Asia Pacific	11	12	23		23
Total – Continuing Operations	408	12	420	10	430
Discontinued Operations		17	17		17
Total	$408	$29	$437	$10	$447

	For the Three Months Ended June 30, 2005
	Restructuring Costs	Asset Impairment	Total Asset Impairment and Exit Costs	Implementation Costs	Total
			(in millions)

U.S. Beverages	$1	$—	$1	$—	$1
U.S. Cheese, Canada & North America Foodservice	4		4	3	7
U.S. Convenient Meals				1	1
U.S. Grocery
U.S. Snacks & Cereals				14	14
Europe, Middle East & Africa	17		17	8	25
Latin America & Asia Pacific	7		7		7
Total – Continuing Operations	$29	$—	$29	$26	$55

	For the Three Months Ended June 30, 2004
	Restructuring Costs	Asset Impairment	Total Asset Impairment and Exit Costs	Implementation Costs	Total
			(in millions)

U.S. Beverages	$4	$—	$4	$—	$4
U.S. Cheese, Canada & North America Foodservice	27		27	1	28
U.S. Convenient Meals	(1)		(1)		(1)
U.S. Grocery				2	2
U.S. Snacks & Cereals	9		9	6	15
Europe, Middle East & Africa	81		81		81
Latin America & Asia Pacific	9		9		9
Total – Continuing Operations	$129	$—	$129	$9	$138

•        Gains on Sales of Businesses – During the second quarter of 2005, the Company sold its fruit snacks business and recorded a pre-tax loss of $2 million.  This loss is included in the operating companies income of the U.S. Grocery segment.  Also in the second quarter of 2005, the Company recoreded a pre-tax gain of $1 million from the sale of its U.S. yogurt business.  This gain is included in the operating companies income of the U.S. Cheese, Canada & North America Foodservice segment.  During the first quarter of 2005, the Company sold its U.K. desserts business and recorded a pre-tax gain of $115 million.  This gain is included in the operating companies income of the Europe, Middle East & Africa segment.  In addition, in the first quarter of 2005, the Company sold a minor trademark in Mexico, resulting in a pre-tax gain of $1 million.  This gain is included in the operating companies income of the Latin America & Asia Pacific segment.

•        Discontinued Operations – As more fully discussed in Note 5. Divestitures, in June 2005, the Company sold substantially all of its sugar confectionery business.  The Company has reflected the results of its sugar confectionery business prior to the closing date as discontinued operations on the condensed consolidated statements of earnings for all periods presented.  The Company recorded a loss on sale of discontinued operations of $297 million in the second quarter of 2005, related largely to taxes on the transaction.

As discussed in Note 9. Segment Reporting, the Company’s management uses operating companies income, which is defined as operating income before general corporate expenses and amortization of intangibles, to evaluate segment performance and allocate resources.  Management believes it is appropriate to disclose this measure to help investors analyze the business performance and trends of the various business segments.

Consolidated Results of Operations for the Six Months Ended June 30, 2005

The following discussion compares consolidated operating results for the six months ended June 30, 2005 with the six months ended June 30, 2004.

Volume decreased 0.2%, due primarily to lower U.S. ready-to-drink beverage shipments, the impact of higher retail prices on category growth trends in the United States, declines in certain international countries (most notably Germany) and the impact of divestitures, partially offset by the 2004 acquisition of Veryfine Products, Inc. (“Veryfine”).  Excluding all acquisitions and divestitures, volume decreased 1.0%.

Net revenues increased $727 million (4.6%), due to favorable currency ($349 million), higher net pricing ($209 million, reflecting commodity-driven pricing, partially offset by increased promotional spending), favorable volume/mix ($181 million) and the impact of acquisitions ($42 million), partially offset by the impact of divested businesses ($54 million).

Operating income increased $225 million (10.3%), due primarily to lower pre-tax charges for asset impairment and exit costs ($241 million), gains on the sale of businesses ($115 million), favorable volume/mix ($87 million) and favorable currency ($45 million), partially offset by higher marketing, administration and research costs ($170 million, including higher benefit and marketing costs), unfavorable costs, net of higher pricing ($36 million, due primarily to higher commodity costs and increased promotional spending), the net impact of higher implementation costs associated with the restructuring program ($35 million) and the impact of divestitures ($11 million).

Currency movements increased net revenues by $349 million and operating income by $45 million.  These increases were due primarily to the weakness of the U.S. dollar against the euro, the Canadian dollar and certain other currencies.

The Company’s reported effective income tax rate decreased by 4.8 percentage points to 29.1%, due primarily to the settlement of an outstanding U.S. tax claim, the resolution of outstanding items in the Company’s international operations, as well as other benefits, including the impact of both the domestic manufacturer’s deduction provision and the dividend repatriation provision of the American Jobs Creation Act.

Earnings from continuing operations of $1,457 million increased $231 million (18.8%), due primarily to higher operating income and a lower effective income tax rate.  Diluted EPS from continuing operations, which was $0.86, increased by 21.1%.

(Loss) earnings from discontinued operations, net of income taxes, decreased $304 million, due primarily to a loss on sale of $297 million in 2005.  The loss from discontinued operations was due primarily to the recording of additional tax expense that arose from the sale of the sugar confectionery business in the second quarter of 2005.

Net earnings of $1,185 million decreased $73 million (5.8%).  Diluted EPS from net earnings, which was $0.70, decreased by 4.1%.

Consolidated Results of Operations for the Three Months Ended June 30, 2005

The following discussion compares consolidated operating results for the three months ended June 30, 2005 with the three months ended June 30, 2004.

Volume decreased 2.4%, due primarily to lower U.S. ready-to-drink beverage shipments, the impact of higher retail prices on category growth trends in the United States, declines in certain international countries (most notably Germany) and the impact of divestitures.  Excluding divestitures, volume decreased 1.6%.

Net revenues increased $243 million (3.0%), due primarily to favorable currency ($185 million) and higher pricing ($93 million, reflecting commodity-driven pricing), partially offset by the impact of divested businesses ($45 million).

Operating income increased $41 million (3.4%), due primarily to lower pre-tax charges for asset impairment and exit costs ($100 million), favorable currency ($23 million) and favorable volume/mix ($22 million), partially offset by higher marketing, administration and research costs ($65 million, including higher benefit and marketing costs), the net impact of higher implementation costs associated with the restructuring program ($17 million) and the impact of divestitures ($11 million).

Currency movements increased net revenues by $185 million and operating income by $23 million.  These increases were due primarily to the weakness of the U.S. dollar against the euro, the Canadian dollar and certain other currencies.

The Company’s reported effective income tax rate decreased by 6.0 percentage points to 29.4%, due primarily to the settlement of an outstanding U.S. tax claim and the benefits of the domestic manufacturer’s deduction provision and the dividend repatriation provision of the American Jobs Creation Act.

Earnings from continuing operations of $758 million increased $82 million (12.1%), due primarily to higher operating income and a lower effective income tax rate.  Diluted EPS from continuing operations, which was $0.45, increased by 12.5%.

(Loss) earnings from discontinued operations, net of income taxes, decreased $308 million, due primarily to a loss on sale of $297 million in 2005.  The loss from discontinued operations was due primarily to the recording of additional tax expense that arose from the sale of the sugar confectionery business in the second quarter of 2005.

Net earnings of $472 million decreased $226 million (32.4%).  Diluted EPS from net earnings, which was $0.28, decreased by 31.7%.

Operating Results by Business Segment

Kraft North America Commercial

Operating Results

The following discussion compares Kraft North America Commercial’s operating results for the six months ended June 30, 2005 with the six months ended June 30, 2004.

	For the Six Months Ended June 30,
	2005	2004
	(in millions)
Volume (in pounds):
U.S. Beverages	1,625	1,573
U.S. Cheese, Canada & North America Foodservice	2,183	2,226
U.S. Convenient Meals	1,126	1,117
U.S. Grocery	906	914
U.S. Snacks & Cereals	1,203	1,179
Volume (in pounds)	7,043	7,009

Net revenues:
U.S. Beverages	$1,445	$1,354
U.S. Cheese, Canada & North America Foodservice	3,691	3,546
U.S. Convenient Meals	2,186	2,101
U.S. Grocery	1,249	1,280
U.S. Snacks & Cereals	2,733	2,607
Net revenues	$11,304	$10,888

Operating companies income:
U.S. Beverages	$289	$308
U.S. Cheese, Canada & North America Foodservice	538	418
U.S. Convenient Meals	367	384
U.S. Grocery	349	480
U.S. Snacks & Cereals	425	277
Operating companies income	$1,968	$1,867

Volume increased 0.5%, due to the acquisition of Veryfine in the U.S. Beverages segment, partially offset by the impact of divestitures.  Excluding acquisitions and divestitures, volume decreased 0.8%, reflecting lower ready-to-drink shipments due to trade inventory reductions and a category decline, and weaker trends in other categories due to higher prices.

Net revenues increased $416 million (3.8%), due primarily to higher net pricing ($162 million, reflecting commodity-driven price increases on coffee, nuts and meats, partially offset by increased promotional spending), higher volume/mix ($150 million), favorable currency ($83 million) and the impact of acquisitions ($41 million), partially offset by the impact of divestitures ($20 million).  Revenue growth reflects positive mix across much of the portfolio, commodity-driven pricing, volume gains in cereals, biscuits and meats, and the benefit of higher marketing.  These were partially offset by weaker category trends in certain products, such as coffee and nuts, due to higher retail prices.

Operating companies income increased $101 million (5.4%), due primarily to lower pre-tax charges for asset impairment and exit costs ($162 million), higher pricing, net of unfavorable costs ($48 million, including higher commodity costs and increased promotional spending), higher volume/mix ($47 million), favorable currency ($14 million) and lower fixed manufacturing costs ($8 million), partially offset by higher marketing, administration and research costs ($156 million, including higher benefit costs) and the net impact of higher implementation costs associated with the restructuring program ($23 million).

The following discusses operating results within each of Kraft North America Commercial’s reportable segments.

U.S. Beverages.  Volume increased 3.3%, due primarily to refreshment beverages, partially offset by a decline in coffee.  Refreshment beverages volume increased, due primarily to the 2004 acquisition of Veryfine, partially offset by lower shipments in ready-to-drink beverages, due to category softness and lower retail inventories.  In coffee, volume declined due to the impact of commodity-driven price increases, partially offset by growth in premium brand coffee.

Net revenues increased $91 million (6.7%), due primarily to higher pricing, net of increased promotional spending ($39 million, reflecting commodity-driven pricing in coffee), the impact of the 2004 Veryfine acquisition ($34 million) and higher volume/mix ($18 million).  Refreshment beverages net revenues increased, due primarily to expanded distribution of Veryfine and new product introductions in sugar-free powdered beverages.  Coffee net revenues increased, due primarily to increased prices and positive mix, driven by volume growth in premium brands.

Operating companies income decreased $19 million (6.2%), due primarily to higher marketing, administration and research costs ($44 million) and unfavorable costs, net of higher pricing ($11 million, including higher commodity costs and higher promotional spending), partially offset by higher volume/mix ($24 million), lower pre-tax charges for asset impairment and exit costs ($7 million) and lower fixed manufacturing costs ($3 million).

U.S. Cheese, Canada & North America Foodservice.  Volume decreased 1.9%, due primarily to the impact of the divestiture of the U.S. yogurt business and lower shipments in Canada, partially offset by gains in foodservice.  In cheese, volume declined due primarily to the impact of the yogurt divestiture, partially offset by gains in processed cheese, cream cheese, grated cheese and natural cheese.  Volume declined in Canada, due primarily to lower shipments of grocery products, ready-to-drink beverages, coffee and desserts.  Volume in the foodservice business increased, due primarily to the 2004 acquisition of the Veryfine beverage business and higher shipments to national accounts.

Net revenues increased $145 million (4.1%), due primarily to favorable currency ($83 million), higher pricing, net of increased promotional spending ($75 million, reflecting commodity-driven pricing in late 2004), the impact of acquisitions ($7 million) and favorable volume/mix ($5 million), partially offset by the impact of divestitures ($25 million).  Cheese net revenues increased, reflecting commodity-driven pricing from 2004, partially offset by increased promotional spending and the divestiture of the yogurt business.  Canada net revenues also increased, due primarily to favorable currency and the impact of cheese and coffee pricing, partially offset by increased promotional spending and lower volume.  In foodservice, net revenues increased, due primarily to commodity-driven pricing, favorable currency and the impact of the 2004 Veryfine acquisition.

Operating companies income increased $120 million (28.7%), due primarily to higher pricing and favorable costs ($80 million, including increased promotional spending), lower pre-tax charges for asset impairment and exit costs ($71 million) and favorable currency ($14 million), partially offset by higher marketing, administration and research costs ($34 million, including higher benefit costs), the net impact of higher implementation costs associated with the restructuring program ($6 million) and higher fixed manufacturing costs ($5 million, including higher benefit costs).

U.S. Convenient Meals.  Volume increased 0.8%, as higher shipments in meats were partially offset by a decline in pizza and meals.  Meats volume increased, aided by new product introductions and higher shipments of cold cuts.  Meals volume declined, due primarily to the discontinuation of a product line, partially offset by new product introductions.  In pizza, volume declined, due primarily to increased competitive activity, partially offset by new product introductions.

Net revenues increased $85 million (4.0%), due primarily to higher volume/mix ($66 million) and higher pricing, net of increased promotional spending ($19 million, reflecting commodity-driven pricing in meats and pizza).  Meats net revenues increased, due primarily to higher volume and commodity-driven price increases, partially offset by increased promotional spending.  Pizza net revenues increased, driven by positive mix from new products and the impact of commodity-driven price increases.

Operating companies income decreased $17 million (4.4%), due primarily to higher marketing, administration and research costs ($35 million, including higher benefit costs) and higher fixed manufacturing costs ($3 million) and the net impact of higher implementation costs associated with the restructuring program ($2 million), partially offset by higher pricing, net of unfavorable costs ($10 million, including higher commodity costs and increased promotional spending), lower pre-tax charges for asset impairment and exit costs ($6 million) and higher volume/mix ($6 million).

U.S. Grocery.  Volume decreased 0.9%, due primarily to a decline in enhancers, partially offset by gains in desserts.  In enhancers, the volume decline was driven by lower shipments of salad dressings and barbeque sauces, reflecting competitive activity, partially offset by gains in spoonable dressings.  In desserts, volume increased, aided by new product introductions in refrigerated packaged desserts, partially offset by declines in dry packaged desserts.

Net revenues decreased $31 million (2.4%), due primarily to lower volume/mix.  Enhancers net revenues decreased, driven by lower volume.  Desserts net revenues were flat to prior year, as growth from new product introductions in refrigerated packaged desserts offset declines in dry packaged desserts, due to lapping strong year-ago sugar-free growth.

Operating companies income decreased $131 million (27.3%), due primarily to higher pre-tax charges for asset impairment and exit costs ($86 million, including the $93 million asset impairment charge related to the sale of the fruit snacks business), lower volume/mix ($28 million) and unfavorable costs ($16 million, driven by higher commodity costs).

U.S. Snacks & Cereals.  Volume increased 2.0%, as gains in cereals and biscuits were partially offset by a decline in salted snacks.  Cereals volume increased due primarily to new product introductions.  In biscuits, volume increased due primarily to gains in crackers and new product introductions in cookies.  In salted snacks, volume declined due to higher commodity-driven pricing on snack nuts and increased competitive activity.

Net revenues increased $126 million (4.8%), due primarily to higher volume/mix ($96 million) and higher pricing, net of increased promotional spending ($30 million, reflecting commodity-driven pricing in snack nuts).  Biscuits net revenues increased, driven by new product introductions and improved mix in crackers.  Cereals net revenues also increased, due primarily to new product introductions.  Salted snacks net revenues decreased, as lower volume was partially offset by higher prices.

Operating companies income increased $148 million (53.4%), due primarily to lower pre-tax charges for asset impairment and exit costs ($164 million), higher volume/mix ($47 million) and lower fixed manufacturing costs ($14 million), partially offset by higher marketing, administration and research costs ($43 million, driven by higher marketing and benefit costs), the net impact of higher implementation costs associated with the restructuring program ($17 million) and unfavorable costs, net of higher pricing ($15 million, driven by higher commodity costs and increased promotional spending).

Kraft International Commercial

Operating Results

The following discussion compares Kraft International Commercial’s operating results for the six months ended June 30, 2005 with the six months ended June 30, 2004.

	For the Six Months Ended June 30,
	2005	2004
	(in millions)
Volume (in pounds):
Europe, Middle East & Africa	1,362	1,383
Latin America & Asia Pacific	1,062	1,090
Volume (in pounds)	2,424	2,473

Net revenues:
Europe, Middle East & Africa	$3,795	$3,525
Latin America & Asia Pacific	1,294	1,253
Net revenues	$5,089	$4,778

Operating companies income:
Europe, Middle East & Africa	$413	$295
Latin America & Asia Pacific	127	114
Operating companies income	$540	$409

Volume decreased 2.0%, due primarily to the effect of commodity-driven pricing and the impact of divestitures.

Net revenues increased $311 million (6.5%), due primarily to favorable currency ($266 million), higher pricing, net of increased promotional spending ($47 million, including commodity-driven pricing) and favorable volume/mix ($31 million), partially offset by the impact of divestitures ($34 million).  Net revenues were up in numerous markets, including developing markets, driven by double-digit growth in Russia and Ukraine.  However, net revenues in Germany were down, as competitors lagged the Company’s price increases in coffee.

Operating companies income increased $131 million (32.0%), due primarily to the 2005 gains on sales of businesses ($116 million), lower pre-tax charges for asset impairment and exit costs ($79 million), favorable volume/mix ($40 million) and favorable currency ($31 million), partially offset by unfavorable costs and increased promotional spending, net of higher pricing ($84 million, including higher commodity costs), higher fixed manufacturing costs ($15 million), higher marketing, administration and research costs ($14 million, including higher benefit costs, partially offset by $16 million of income from the recovery of receivables previously written off), the net impact of higher implementation costs associated with the restructuring program ($12 million) and the impact of divestitures ($11 million).

The following discusses operating results within each of Kraft International Commercial’s reportable segments.

Europe, Middle East & Africa.  Volume decreased 1.5%, due primarily to lower volume in Germany and the divestiture of the U.K. desserts business in the first quarter of 2005, partially offset by growth in developing markets, including Russia, Ukraine and the Middle East.  Beverages volume declined, driven by lower coffee shipments in Germany, due to commodity-driven price increases, partially offset by higher refreshment beverage shipments in the Middle East and higher coffee shipments in Russia and Ukraine.  Convenient meals volume declined, due primarily to lower market performance in the United Kingdom.  In grocery, volume also declined, due to the divestiture of the U.K. desserts business in the first quarter of 2005 and lower results in Germany and Egypt.  In snacks, volume was in-line with prior year, as gains in confectionery, benefiting from growth in Russia and Ukraine, were offset by lower biscuits volume in Egypt.  Cheese & dairy volume increased, benefiting from higher shipments of cream cheese in the United Kingdom and processed cheese in Italy.

Net revenues increased $270 million (7.7%), due primarily to favorable currency ($239 million), favorable volume/mix ($46 million), higher pricing, net of increased promotional spending ($4 million, reflecting commodity-driven pricing in coffee), partially offset by the impact of divestitures ($19 million).  Double-digit growth in Eastern Europe, Middle East & Africa and gains in several Western European markets were more than offset by a decline in Germany.  In France, net revenues increased, due primarily to favorable currency, partially offset by increased private label competition and the impact of a net price reduction to realign price gaps.  In Russia and Ukraine, net revenues were up significantly, driven by coffee and confectionery shipments.

Operating companies income increased $118 million (40.0%), due primarily to the 2005 gain on the sale of the U.K. desserts business ($115 million), lower pre-tax charges for asset impairment and exit costs ($66 million), favorable volume/mix ($41 million) and favorable currency ($26 million), partially offset by unfavorable costs and increased promotional spending, net of higher pricing ($101 million, including higher commodity costs), higher marketing, administration and research costs ($12 million), the net impact of higher implementation costs associated with the restructuring program ($12 million) and the impact of divestitures ($9 million).

Latin America & Asia Pacific.  Volume decreased 2.6%, due primarily to lower shipments in Brazil and China, partially offset by growth in Southeast Asia.  Snacks volume declined, impacted by increased biscuit competition in Brazil and China, and lower confectionery shipments in Brazil.  Grocery volume also declined, due primarily to lower shipments in Venezuela and Central America.  In beverages, volume increased, due primarily to refreshment beverage gains in the Philippines and Argentina, partially offset by lower results in China and Mexico.  Cheese & dairy volume also increased, due primarily to gains in the Philippines, partially offset by lower shipments in Australia.  Convenient meals volume increased, due primarily to gains in Australia.

Net revenues increased $41 million (3.3%), due primarily to higher pricing, net of increased promotional spending ($43 million) and favorable currency ($27 million), partially offset by lower volume/mix ($15 million) and the impact of divestitures ($15 million).  Net revenues increased in several geographies, including Venezuela, benefiting from biscuits pricing and the Philippines, due primarily to increased refreshment beverage shipments.  Net revenues declined in China, where the Company faced increased competitive activity in biscuits.

Operating companies income increased $13 million (11.4%), due primarily to higher pricing, net of unfavorable costs and increased promotional spending ($17 million), lower pre-tax charges for asset impairment and exit costs ($13 million) and favorable currency ($5 million), partially offset by higher fixed manufacturing costs ($18 million), higher marketing, administration and research costs ($2 million, including higher marketing and benefit costs, partially offset by $16 million of income from the recovery of receivables previously written off) and the impact of divestitures ($2 million).

Kraft North America Commercial

Operating Results

The following discussion compares Kraft North America Commercial’s operating results for the three months ended June 30, 2005 with the three months ended June 30, 2004.

	For the Three Months Ended June 30,
	2005	2004
	(in millions)
Volume (in pounds):
U.S. Beverages	876	907
U.S. Cheese, Canada & North America Foodservice	1,101	1,147
U.S. Convenient Meals	571	562
U.S. Grocery	495	510
U.S. Snacks & Cereals	612	597
Volume (in pounds)	3,655	3,723

Net revenues:
U.S. Beverages	$713	$683
U.S. Cheese, Canada & North America Foodservice	1,875	1,838
U.S. Convenient Meals	1,096	1,053
U.S. Grocery	667	689
U.S. Snacks & Cereals	1,400	1,333
Net revenues	$5,751	$5,596

Operating companies income:
U.S. Beverages	$126	$139
U.S. Cheese, Canada & North America Foodservice	287	215
U.S. Convenient Meals	176	187
U.S. Grocery	241	268
U.S. Snacks & Cereals	228	225
Operating companies income	$1,058	$1,034

Volume decreased 1.8%, due primarily to lower shipments in the U.S. Beverages segment, the effect of commodity-driven price increases on category trends, the impact of the yogurt divestiture and the timing of the Easter holiday.

Net revenues increased $155 million (2.8%), due primarily to favorable volume/mix ($66 million), higher net pricing ($63 million, reflecting commodity-driven price increases on coffee, nuts and meat) and favorable currency ($49 million), partially offset by the impact of divestitures ($23 million).  Revenue growth reflects positive mix across much of the portfolio, commodity-driven pricing, and volume gains in cereals, biscuits and meats.  These were partially offset by weaker category trends in certain products, such as coffee and nuts, due to higher retail prices, as well as the timing of Easter.

Operating companies income increased $24 million (2.3%), due primarily to higher pricing, net of unfavorable costs ($39 million, including higher commodity costs), lower pre-tax charges for asset impairment and exit costs ($34 million), favorable volume/mix ($20 million) and favorable currency ($9 million), partially offset by higher marketing, administration and research costs ($69 million, including higher marketing costs and benefit costs) and the net impact of the implementation costs associated with the restructuring program ($9 million).

The following discusses operating results within each of Kraft North America Commercial’s reportable segments.

U.S. Beverages.  Volume decreased 3.4%, due primarily to declines in refreshment beverages and coffee.  Refreshment beverages volume declined, due primarily to lower shipments of ready-to-drink beverages reflecting category softness and lower retail inventories.  In coffee, volume declined due to the impact of commodity-driven price increases, partially offset by growth in premium brand coffee.

Net revenues increased $30 million (4.4%), due primarily to higher pricing, net of increased promotional spending ($20 million, reflecting commodity-driven pricing in coffee) and favorable volume/mix ($10 million).  Refreshment beverages net revenues increased, due primarily to favorable mix, driven by new product introductions in sugar-free powdered beverages and expanded distribution of the 2004 Veryfine acquisition, partially offset by declines in ready-to-drink beverages.  Coffee net revenues increased, due primarily to higher prices and positive mix, driven by growth in premium brands, partially offset by lower volume.

Operating companies income decreased $13 million (9.4%), due primarily to higher marketing, administration and research costs ($18 million, including higher marketing and benefit costs) and higher costs, net of pricing ($15 million, including higher commodity costs and higher promotional spending), partially offset by favorable volume/mix ($19 million).

U.S. Cheese, Canada & North America Foodservice.  Volume decreased 4.0%, due primarily to the impact of the divestiture of the U.S. yogurt business and lower shipments in Canada, foodservice and cheese.  Volume declined in Canada, due primarily to lower shipments of coffee and desserts.  Volume in the foodservice business declined, due primarily to lower consumption of cheese, impacted by commodity-driven pricing.  In cheese, volume also declined, due primarily to the impact of the divestiture of the yogurt business and the shift in shipments supporting the Easter holiday.

Net revenues increased $37 million (2.0%), due primarily to favorable currency ($49 million), higher pricing and lower promotional spending ($13 million, reflecting commodity-driven pricing in late 2004), partially offset by the impact of divestitures ($23 million).  Canadian net revenues increased, due primarily to favorable currency and increased cheese prices, partially offset by lower volume.  Cheese net revenues declined, due primarily to the impact of the divestiture of the yogurt business and the shift in shipments supporting the Easter holiday, partially offset by contributions from higher prices and new product introductions.

Operating companies income increased $72 million (33.5%), due primarily to higher pricing and favorable costs ($59 million), lower pre-tax charges for asset impairment and exit costs ($23 million) and favorable currency ($9 million), partially offset by higher marketing, administration and research costs ($18 million, including higher benefit costs).

U.S. Convenient Meals.  Volume increased 1.6%, as higher shipments in meats and pizza were partially offset by a decline in meals.  Meats volume increased, aided by new product introductions and higher shipments of cold cuts.  In pizza, volume increased, due primarily to new product introductions.  In meals, volume declined, due to the discontinuation of a product line.

Net revenues increased $43 million (4.1%), due primarily to higher volume/mix ($40 million) and higher pricing ($3 million).  Meats net revenues increased, due primarily to increased volume.  Pizza net revenues increased, due primarily to positive mix, driven by new products, and commodity-driven pricing.

Operating companies income decreased $11 million (5.9%), due primarily to higher marketing, administration and research costs ($13 million, including higher benefit costs) and higher fixed manufacturing costs ($3 million), partially offset by higher volume/mix ($6 million).

U.S. Grocery.  Volume decreased 2.9%, as declines in enhancers were partially offset by gains in desserts.  Enhancers volume decreased, driven by category declines in spoonable dressings and lower shipments of salad dressings and barbeque sauces, due to increased competitive activity.  In desserts, volume increased, aided by new product introductions in refrigerated ready-to-eat desserts, partially offset by declines in dry packaged desserts.

Net revenues decreased $22 million (3.2%), due primarily to lower volume/mix ($29 million), partially offset by higher pricing and lower promotional spending ($7 million).  Enhancers net revenues decreased, due primarily to lower volume.  Desserts net revenues were flat to prior year, due to unfavorable mix from volume growth in refrigerated ready-to-eat desserts and declines in dry packaged desserts.

Operating companies income decreased $27 million (10.1%), due primarily to lower volume/mix ($21 million) and the impact of divestitures ($5 million).

U.S. Snacks & Cereals.  Volume increased 2.5%, as gains in biscuits and cereals were partially offset by a decline in salted snacks.  Biscuit volume increased, aided by new product introductions in cookies.  Cereals volume also increased, due primarily to new product introductions.  In salted snacks, volume declined due to higher commodity-driven pricing on snack nuts and increased competitive activity.

Net revenues increased $67 million (5.0%), due primarily to higher volume/mix ($47 million) and higher pricing ($20 million, reflecting commodity-driven pricing in snack nuts).  Biscuits net revenues increased, due primarily to new product introductions and positive mix in crackers.  Cereals net revenues increased, due primarily to volume growth, increased pricing and positive mix.  Salted snacks net revenues decreased, due to lower volume, partially offset by higher prices.

Operating companies income increased $3 million (1.3%), due primarily to higher volume/mix ($20 million), lower pre-tax charges for asset impairment and exit costs ($9 million), and lower fixed manufacturing costs ($7 million), partially offset by higher marketing, administration and research costs ($19 million, driven by higher marketing and benefit costs), the net impact of the implementation costs associated with the restructuring program ($8 million) and unfavorable costs, net of higher pricing ($5 million, driven by higher commodity costs).

Kraft International Commercial

Operating Results

The following discussion compares Kraft International Commercial’s operating results for the three months ended June 30, 2005 with the three months ended June 30, 2004.

	For the Three Months Ended June 30,
	2005	2004
	(in millions)
Volume (in pounds):
Europe, Middle East & Africa	700	729
Latin America & Asia Pacific	566	589
Volume (in pounds)	1,266	1,318

Net revenues:
Europe, Middle East & Africa	$1,907	$1,812
Latin America & Asia Pacific	676	683
Net revenues	$2,583	$2,495

	For the Three Months Ended June 30,
	2005	2004
	(in millions)
Operating companies income:
Europe, Middle East & Africa	$160	$140
Latin America & Asia Pacific	87	81
Operating companies income	$247	$221

Volume decreased 3.9%, due primarily to the effect of higher commodity-driven pricing, the impact of divestitures and the timing of the Easter holiday.

Net revenues increased $88 million (3.5%), due primarily to favorable currency ($136 million) and higher pricing, net of increased promotional spending ($30 million, reflecting commodity-driven pricing), partially offset by lower volume/mix ($56 million) and the impact of divestitures ($22 million).  Second quarter net revenues reflect the impacts of price increases and positive mix, which were more than offset by lower volume.  Net revenues increased in numerous markets, particularly developing markets.  However, net revenues in Germany decreased on lower volume as competitors lagged the Company’s price increases in coffee.  By the end of the second quarter, price gaps to key competitors in Germany returned to target ranges.

Operating companies income increased $26 million (11.8%), due primarily to lower pre-tax charges for asset impairment and exit costs ($66 million), favorable currency ($14 million) and lower marketing, administration and research costs ($4 million, including $16 million of income from the recovery of receivables previously written off), partially offset by unfavorable costs and increased promotional spending, net of higher pricing ($36 million, including higher commodity costs), higher fixed manufacturing costs ($9 million), the impact of divestitures ($8 million) and the net impact of the higher implementation costs associated with the restructuring program ($8 million).  Costs for key commodities in the international business were up substantially, with coffee up 60% and hazelnuts up more than 90% in the quarter versus the prior year.  While the Company has taken price increase in many geographies, the benefit of the pricing actions did not fully recover the impact of the commodity cost increases.

The following discusses operating results within each of Kraft International Commercial’s reportable segments.

Europe, Middle East & Africa.  Volume decreased 4.0%, due primarily to lower volume in Germany and the divestiture of the U.K. desserts business in the first quarter of 2005, partially offset by growth in developing markets, including Russia, Ukraine and the Middle East.  Beverages volume decreased, driven by lower coffee shipments in Germany, due to commodity-driven price increases, partially offset by higher refreshment beverage shipments in the Middle East and higher coffee shipments in Russia and Ukraine.  In snacks, volume declined, due primarily to lower confectionery volume in Germany and lower biscuits volume in Egypt, partially offset by gains in confectionery in Russia and Ukraine.  In grocery, volume also declined, due to the divestiture of the U.K. desserts business in the first quarter of 2005 and lower results in Germany and Egypt.  Cheese & dairy volume increased, benefiting from higher shipments of cream cheese and processed cheese in Italy.

Net revenues increased $95 million (5.2%), due primarily to favorable currency ($118 million) and higher pricing, net of increased promotional spending ($9 million, reflecting commodity-driven pricing), partially offset by lower volume/mix ($18 million) and the impact of divestitures ($14 million).  Double-digit growth in Eastern Europe, Middle East & Africa and gains in several Western European markets were more than offset by a decline in Germany.  In France, net revenues increased, due primarily to favorable currency, partially offset by increased private label competition and the impact of a net price reduction to realign price gaps.  In Russia and Ukraine, net revenues were up significantly, driven by coffee and confectionery shipments.

Operating companies income increased $20 million (14.3%), due primarily to lower pre-tax charges for asset impairment and exit costs ($64 million), favorable currency ($12 million) and favorable volume/mix ($10 million), partially offset by unfavorable costs and increased promotional spending, net of higher pricing ($50 million, including higher commodity costs), the net impact of the higher implementation costs associated with the restructuring program ($8 million), the impact of divestitures ($6 million) and higher marketing, administration and research costs ($4 million).

Latin America & Asia Pacific.  Volume decreased 3.9%, due primarily to lower shipments in Brazil and China, partially offset by growth in Southeast Asia.  Snacks volume declined, impacted by lower confectionery shipments in Brazil due to the timing of the Easter holiday and increased biscuit competition in Brazil and China. Grocery volume also declined, due primarily to lower shipments in Latin America.  Cheese & dairy volume declined, due to lower shipments in Australia.  In beverages, volume increased, due primarily to increased refreshment beverage shipments in the Philippines and Brazil, partially offset by lower results in China.  Convenient meals volume also increased, due primarily to higher shipments in Argentina.

Net revenues decreased $7 million (1.0%), due primarily to lower volume/mix ($38 million) and the impact of divestitures ($8 million), partially offset by higher pricing, net of increased promotional spending ($21 million) and favorable currency ($18 million).  Growth in several geographies was more than offset by declines in Brazil, which was impacted by the shift in Easter timing, and in China, where the Company faced increased competitive activity in biscuits.

Operating companies income increased $6 million (7.4%), due primarily to higher pricing, net of unfavorable costs and increased promotional spending ($14 million), lower marketing, administration and research costs ($8 million, including $16 million of income from the recovery of receivables previously written off), favorable currency ($2 million) and lower pre-tax charges for asset impairment and exit costs ($2 million), partially offset by higher fixed manufacturing costs ($10 million), lower volume/mix ($8 million) and the impact of divestitures ($2 million).

Financial Review

Net Cash Provided by Operating Activities

During the first six months of 2005, net cash provided by operating activities was $1,292 million, compared with $1,332 million in the comparable 2004 period.  The decrease in net cash provided by operating activities was due primarily to an increase in cash payments associated with the restructuring program and lower earnings, partially offset by lower pension plan contributions.  An increase in income taxes payable of $426 million related to the Company’s divestiture of the sugar confectionery business was offset in the second quarter of 2005 by the loss on sale of the sugar confectionery business and a decrease in the deferred tax provision.  These taxes are expected to be paid in the third quarter of 2005.

Net Cash Provided by (Used in) Investing Activities

One element of the growth strategy of the Company is to strengthen its brand portfolios through disciplined programs of selective acquisitions and divestitures.  The Company is constantly reviewing potential acquisition candidates and from time to time sells businesses to accelerate the shift in its portfolio toward businesses — whether global, regional or local — that offer the Company a sustainable competitive advantage.  The impact of future acquisitions or divestitures could have a material impact on the Company’s cash flows.

During the first six months of 2005, net cash provided by investing activities was $1.2 billion, compared with net cash used in investing activities of $465 million in the first six months of 2004.  The cash provided by investing activities in the first six months of 2005 includes proceeds received from sales of businesses, including the sugar confectionery business, fruit snacks business, U.K. desserts business, U.S. yogurt business and a minor trademark in Mexico.  During the first six months of 2004, the Company acquired a U.S.-based beverage business.

Capital expenditures for the first six months of 2005 were $441 million, compared with $353 million in the first six months of 2004.  The Company expects full-year capital expenditures to be above full-year 2004 expenditures of $1.0 billion, including capital expenditures required for the restructuring program.  These expenditures are expected to be funded from operations.

Net Cash Used in Financing Activities

During the first six months of 2005, net cash used in financing activities was $2.4 billion, compared with $1.2 billion during the first six months of 2004.  The increase in net cash used in financing activities is due primarily to the repayment of debt.

Debt and Liquidity

Debt.  The Company’s total debt, including amounts due to Altria Group, Inc. and affiliates, was $11.1 billion at June 30, 2005, and $12.5 billion at December 31, 2004.  The Company’s debt-to-equity ratio was 0.37 at June 30, 2005, and 0.42 at December 31, 2004.  The Company’s debt-to-capitalization ratio was 0.27 at June 30, 2005, and 0.30 at December 31, 2004.

At June 30, 2005 and December 31, 2004, the Company had short-term amounts payable to Altria Group, Inc. and affiliates of $501 million and $227 million, respectively.  Interest on these borrowings is based on the applicable London Interbank Offered Rate.

Credit Lines.  The Company maintains revolving credit facilities that have historically been used to support the issuance of commercial paper.  In April 2005, the Company terminated its $2.0 billion, multi-year revolving credit facility expiring in July 2006 and its $2.5 billion, 364-day revolving credit facility expiring in July 2005 and replaced them with a new $4.5 billion, multi-year revolving credit facility that expires in April 2010.  At June 30, 2005, the credit line for the Company and the related activity were as follows (in billions of dollars):

	June 30, 2005
Type	Credit Line	Amount Drawn	Commercial Paper Outstanding

Multi-year	$4.5	$—	$0.7

The Company’s new $4.5 billion, multi-year revolving credit facility expiring in April 2010, which is for its sole use, requires the maintenance of a minimum net worth of $20.0 billion, up from $18.2 billion required in each of the previous facilities.  At June 30, 2005, the Company’s net worth was $29.9 billion.  The Company expects to continue to meet this covenant.  The new, multi-year revolving credit facility does not include any other financial tests, any credit rating triggers or any provisions that could require the posting of collateral.  The new, multi-year revolving credit facility enables the Company to reclassify short-term debt on a long-term basis.  In June 2005, the Company did not reclassify any short-term debt as long-term debt due to the receipt of approximately $1.4 billion in proceeds from the sale of its sugar confectionery business, which was used to repay outstanding commercial paper borrowings.  The Company expects to refinance long-term and short-term debt from time to time.  The nature and amount of the Company’s long-term and short-term debt and the proportionate amount of each can be expected to vary as a result of future business requirements, market conditions and other factors.

In addition to the above, certain international subsidiaries of Kraft maintain uncommitted credit lines to meet the short-term working capital needs of the international businesses.  These credit lines, which amounted to approximately $600 million as of June 30, 2005, are for the sole use of the Company’s international businesses.  At June 30, 2005, borrowings on these lines amounted to approximately $141 million.

Guarantees.  As discussed in Note 7. Contingencies, the Company had third-party guarantees, which are primarily derived from acquisition and divestiture activities, of approximately $25 million at June 30, 2005.  Substantially all of these guarantees expire through 2013, with $9 million expiring through June 30, 2006.  The Company is required to perform under these guarantees in the event that a third party fails to make contractual payments or achieve performance measures.  The Company has a liability of $19 million on its condensed consolidated balance sheet at June 30, 2005, relating to these guarantees.

In addition, at June 30, 2005, the Company was contingently liable for $110 million of guarantees related to its own performance.  These include surety bonds related to dairy commodity purchases and guarantees related to the payment of custom duties and taxes, and letters of credit.

Guarantees do not have, and are not expected to have, a significant impact on the Company’s liquidity.

The Company believes that its cash from operations and existing credit facility will provide sufficient liquidity to meet its working capital needs, planned capital expenditures, future contractual obligations and payment of its anticipated quarterly dividends.

Equity and Dividends

During December 2004, the Company completed its $700 million share repurchase program and began a $1.5 billion two-year share repurchase program.  During the first six months of 2005 and 2004, the Company repurchased 12.3 million and 10.1 million shares, respectively, of its Class A common stock at a cost of $400 million and $325 million, respectively.  As of June 30, 2005, the Company had repurchased 13.7 million shares of its Class A common stock, under its $1.5 billion authority, at an aggregate cost of $450 million.

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

Dividends paid in the first six months of 2005 and 2004 were $700 million and $620 million, respectively, an increase of 12.9%, reflecting a higher dividend rate in 2005, partially offset by a lower number of shares outstanding as a result of Class A share repurchases.  The present annualized dividend rate is $0.82 per common share.  The declaration of dividends is subject to the discretion of Kraft’s Board of Directors and will depend on various factors, including the Company’s net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by Kraft’s Board of Directors.

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

During the six months and three months ended June 30, 2005 and 2004, ineffectiveness related to cash flow hedges was not material.  At June 30, 2005, the Company was hedging forecasted transactions for periods not exceeding fifteen months and expects substantially all amounts reported in accumulated other comprehensive earnings (losses) to be reclassified to the consolidated statement of earnings within the next twelve months.

Foreign exchange rates.  The Company uses forward foreign exchange contracts and foreign currency options to mitigate its exposure to changes in exchange rates from third-party and intercompany actual and forecasted transactions.  Substantially all of the Company’s derivative financial instruments are effective as hedges.  The primary currencies to which the Company is exposed, based on the size and location of its businesses, include the euro, Swiss franc, British pound and Canadian dollar.  At June 30, 2005 and December 31, 2004, the Company had foreign exchange option and forward contracts with aggregate notional amounts of $2.3 billion and $2.9 billion, respectively.  The effective portion of unrealized gains and losses associated with forward and option contracts is deferred as a component of accumulated other comprehensive earnings (losses) until the underlying hedged transactions are reported on the Company’s consolidated statement of earnings.

Commodities.  The Company is exposed to price risk related to forecasted purchases of certain commodities used as raw materials by its businesses.  Accordingly, the Company uses commodity forward contracts as cash flow hedges, primarily for coffee, cocoa, milk and cheese.  Commodity futures and options are also used to hedge the price of certain commodities, including milk, coffee, cocoa, wheat, corn, sugar and soybean oil.  In general, commodity forward contracts qualify for the normal purchase exception under SFAS No. 133 and are, therefore, not subject to the provisions of SFAS No. 133.  At June 30, 2005 and December 31, 2004, the Company had net long commodity positions of $354 million and $443 million, respectively.  Unrealized gains or losses on net commodity positions were immaterial at June 30, 2005 and December 31, 2004.  The effective portion of unrealized gains and losses on commodity futures and option contracts is deferred as a component of accumulated other comprehensive earnings (losses) and is recognized as a component of cost of sales in the Company’s consolidated statement of earnings when the related inventory is sold.

Contingencies

See Note 7. Contingencies and Part II – Other Information, Item 1. Legal Proceedings for a discussion of contingencies.

Forward-Looking and Cautionary Statements

The Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in the Company’s filings with the SEC, in its reports to shareholders and in press releases and investor webcasts.  One can identify these forward-looking statements by use of words such as “strategy,” “expects,” “plans,” “anticipates,” “believes,” “will,” “continues,” “estimates,” “intends,” “projects,” “goals,” “targets” and other words of similar meaning.  One can also identify them by the fact that they do not relate strictly to historical or current facts.  The Company cannot guarantee that any forward-looking statement will be realized, although it believes that it has been prudent in its plans and assumptions.  Achievement of future results is subject to risks, uncertainties, and the possibility of inaccurate assumptions.  Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated, or projected.  Investors should bear this in mind as they consider forward-looking statements and whether to invest in or remain invested in the Company’s securities.  In connection with the ‘‘safe harbor’’ provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could cause actual results and outcomes to differ materially from those contained in any forward-looking statement made by or on behalf of the Company; any such statement is qualified by reference to the following cautionary statements.  The Company elaborates on these and other risks that it faces throughout this document, particularly in the ‘‘Business Environment’’ section preceding the discussion of operating results.  It is not possible to predict or identify all risk factors.  Consequently, the following should not be considered a complete discussion of all potential risks or uncertainties.  The Company does not undertake to update any forward-looking statement that it may make from time to time.

Each of the Company’s segments is subject to intense competition, changes in consumer preferences and demand for its products, including diet trends, the effects of changing prices for its raw materials and local economic and market conditions.  Their results are dependent upon their continued ability to promote brand equity successfully, to anticipate and respond to new consumer trends, to develop new products and markets, to broaden brand portfolios and to improve productivity.  The Company’s results are dependent upon its ability to address competitive challenges effectively, including price gaps with competitors’ products, increasing price-consciousness of consumers, trends toward increasing consolidation in the retail trade and consequent pricing pressure and inventory reductions, and the growing presence of hard discount retailers, primarily in Europe, with an emphasis on private-label products.  The Company’s results are also dependent on its ability to consummate and successfully integrate acquisitions and to realize the cost savings and improved asset utilization contemplated by its restructuring program.  The Company may, from time to time, divest businesses that are less of a strategic fit within its portfolio, and its results may be impacted by either the gains or losses, or lost operating income, from the sales of those businesses.  In addition, the Company is subject to the effects of foreign economies, changes in tax requirements, currency movements, fluctuations in levels of customer inventories and credit and other business risks related to its customers operating in a challenging economic and competitive environment.  The Company’s results are affected by its access to credit markets, borrowing costs and credit ratings, which may in turn be influenced by the credit ratings of Altria Group, Inc.  The Company’s benefit expense is subject to the investment performance of pension plan assets, interest rates and cost increases for medical benefits offered to employees and retirees.  The Company’s assessment of the fair value of its operations for purposes of assessing impairment of goodwill and intangibles is based on discounting projections of future cash flows and is affected by the interest rate market and general economic and market conditions.  The food industry continues to be subject to recalls if products become adulterated or misbranded, liability if product consumption causes injury, ingredient disclosure and labeling laws and regulations and the possibility that consumers could lose confidence in the safety and quality of certain food products.  The food industry is also subject to concerns and/or regulations regarding genetically modified organisms and the health implications of obesity and trans-fatty acids.  Increased government regulation of the food industry could result in increased costs to the Company.

Item 4.  Controls and Procedures.

The Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.  Our management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, any change in the Company’s internal control over financial reporting and determined that there has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

The Company is party to a variety of legal proceedings arising out of the normal course of business, including the matter discussed below.  While the results of litigation cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

In October 2002, Mr. Mustapha Gaouar and five other family members (collectively ‘‘the Gaouars’’) filed suit in the Commercial Court of Casablanca against Kraft Foods Maroc and Mr. Omar Berrada claiming damages of approximately $31 million arising from a non-compete undertaking signed by Mr. Gaouar allegedly under duress.  The non-compete clause was contained in an agreement concluded in 1986 between Mr. Gaouar and Mr. Berrada acting for himself and for his group of companies, including Les Cafes Ennasr (renamed Kraft Foods Maroc), which was acquired by Kraft Foods International, Inc. from Mr. Berrada in 2001.  In June 2003, the court issued a preliminary judgment against Kraft Foods Maroc and Mr. Berrada holding that the Gaouars are entitled to damages for being deprived of the possibility of engaging in coffee roasting from 1986 due to such non-compete undertaking.  At that time, the court appointed two experts to assess the amount of damages to be awarded.  In December 2003, these experts delivered a report concluding that they could see no evidence of loss suffered by the Gaouars.  The Gaouars asked the court that this report be set aside and new court experts be appointed.  On April 15, 2004, the court delivered a judgment upholding the defenses of Kraft Foods Maroc and rejecting the claims of the Gaouars.  The Gaouars appealed this judgment, and in July 2005, the Court of Appeal gave judgment in favor of Kraft Foods Maroc confirming the decision rendered by the Commercial Court.  The Gaouars may still appeal to the Supreme Court.  Mr. Berrada did not disclose the existence of the claims of Mr. Gaouar at the time of the Kraft Foods International, Inc. acquisition of Kraft Foods Maroc in 2001.  As a result, in the event that the Company is ultimately found liable on appeal for damages to plaintiff in this case, the Company believes that it may have claims against Mr. Berrada for recovery of all or a portion of the amount.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The Company’s share repurchase program activity for each of the three months ended June 30, 2005 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1,- April 30, 2005	820,000	$31.56	7,490,813	$1,249,132,697

May 1,- May 31, 2005	2,310,000	$32.74	9,800,813	$1,173,496,839

June 1,- June 30, 2005	3,877,800	$31.84	13,678,613	$1,050,022,226

For the Quarter Ended June 30, 2005	7,007,800	$32.11

(1)   In December 2004, Kraft’s Board of Directors approved a new share repurchase program of up to $1.5 billion of its Class A common stock.  All share repurchases have been made pursuant to this program.

(2)   Aggregate number of shares repurchased under the share repurchase program as of the end of the period presented.

Item 6.	Exhibits.

(a)	Exhibits

	12	Statement regarding computation of ratios of earnings to fixed charges.

31.1

Certification of the Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of the Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of the Registrant’s Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of the Registrant’s Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRAFT FOODS INC.

/s/ JAMES P. DOLLIVE

James P. Dollive, Executive Vice President and Chief Financial Officer

August 5, 2005