Form 10-Q/A
period 2005-06-30
KRAFT FOODS INC
filed 2005-08-09
CIK 1103982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q/A

(Amendment No. 1)

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

At July 29, 2005, there were 515,025,530 shares of the registrant’s Class A Common Stock outstanding, and 1,180,000,000 shares of the registrant’s Class B Common Stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 of Kraft Foods Inc. (the “Company”) filed with the Securities and Exchange Commission on August 5, 2005 (the “Original Form 10-Q”).  This Amendment is being filed solely to correct an error on the cover page of the Original Form 10-Q.  The Original Form 10-Q incorrectly reported that there were 1,695,025,530 shares of the Company’s Class A common stock outstanding at July 29, 2005.  The cover page of this Amendment reports the correct number of shares of the Company’s Class A common stock that were outstanding at July 29, 2005, or 515,025,530 shares.

This Amendment does not modify or update the disclosure in the Original Form 10-Q other than as described in the previous paragraph.

Item 6.             Exhibits.

(a)          Exhibits

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

August 9, 2005