Form 10-Q
period 2005-09-30
KRAFT FOODS INC
filed 2005-11-09
CIK 1103982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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
Yes  ☒      No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐      No  ☒

At October 31, 2005, there were 501,516,273 shares of the registrant’s Class A Common Stock outstanding, and 1,180,000,000 shares of the registrant’s Class B Common Stock outstanding.

KRAFT FOODS INC.

TABLE OF CONTENTS

		Page No.

PART I -	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets at September 30, 2005 and December 31, 2004	3 - 4

	Condensed Consolidated Statements of Earnings for the
	Nine Months Ended September 30, 2005 and 2004	5
	Three Months Ended September 30, 2005 and 2004	6

	Condensed Consolidated Statements of Shareholders’ Equity for the Year Ended December 31, 2004 and the Nine Months Ended September 30, 2005	7

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004	8 - 9

	Notes to Condensed Consolidated Financial Statements	10 - 27

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28 - 53

Item 4.	Controls and Procedures	54

PART II -	OTHER INFORMATION

Item 1.	Legal Proceedings	55

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	56

Item 6.	Exhibits	57

Signature		58

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions of dollars)

(Unaudited)

	September 30,	December 31,
	2005	2004

ASSETS

Cash and cash equivalents	$235	$282

Receivables (less allowances of $96 in 2005 and $118 in 2004)	3,335	3,541

Inventories:
Raw materials	1,531	1,367
Finished product	2,268	2,080
	3,799	3,447
Deferred income taxes	716	749
Assets of discontinued operations held for sale		1,458
Other current assets	258	245
Total current assets	8,343	9,722

Property, plant and equipment, at cost	16,633	16,483
Less accumulated depreciation	6,784	6,498
	9,849	9,985
Goodwill	24,851	25,177
Other intangible assets, net	10,563	10,634

Prepaid pension assets	3,647	3,569

Other assets	849	841

TOTAL ASSETS	$58,102	$59,928

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Continued)

(in millions of dollars)

(Unaudited)

	September 30,	December 31,
	2005	2004
LIABILITIES
Short-term borrowings	$1,042	$1,818
Current portion of long-term debt	18	750
Due to Altria Group, Inc. and affiliates	524	227
Accounts payable	2,159	2,207
Accrued liabilities:
Marketing	1,492	1,637
Employment costs	654	732
Other	1,527	1,537
Income taxes	521	170

Total current liabilities	7,937	9,078

Long-term debt	9,723	9,723
Deferred income taxes	5,496	5,850
Accrued postretirement health care costs	1,920	1,887
Other liabilities	3,251	3,479

Total liabilities	28,327	30,017

Contingencies (Note 7)

SHAREHOLDERS’ EQUITY

Class A common stock, no par value (555,000,000 shares issued in 2005 and 2004)

Class B common stock, no par value (1,180,000,000 shares issued and outstanding in 2005 and 2004)

Additional paid-in capital	23,817	23,762

Earnings reinvested in the business	9,024	8,304

Accumulated other comprehensive losses (including currency translation of $(1,137) in 2005 and $(890) in 2004)	(1,436)	(1,205)
	31,405	30,861
Less cost of repurchased stock (51,150,707 Class A shares in 2005 and 29,644,926 Class A shares in 2004)	(1,630)	(950)

Total shareholders’ equity	29,775	29,911

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$58,102	$59,928

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2005	2004

Net revenues	$24,450	$23,384

Cost of sales	15,580	14,636

Gross profit	8,870	8,748

Marketing, administration and research costs	5,216	4,854

Asset impairment and exit costs	205	464

(Gains) losses on sales of businesses, net	(115)	8

Amortization of intangibles	9	8

Operating income	3,555	3,414

Interest and other debt expense, net	489	487

Earnings from continuing operations before income taxes and minority interest	3,066	2,927

Provision for income taxes	932	931

Earnings from continuing operations before minority interest	2,134	1,996

Minority interest in earnings from continuing operations, net	3	4

Earnings from continuing operations	2,131	1,992

(Loss) earnings from discontinued operations, net of income taxes	(272)	45

Net earnings	$1,859	$2,037

Per share data:

Basic earnings per share:
Continuing operations	$1.26	$1.16
Discontinued operations	(0.16)	0.03
Net earnings	$1.10	$1.19

Diluted earnings per share:
Continuing operations	$1.26	$1.16
Discontinued operations	(0.16)	0.03
Net earnings	$1.10	$1.19

Dividends declared	$0.64	$0.565

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Three Months Ended
	September 30,
	2005	2004

Net revenues	$8,057	$7,718

Cost of sales	5,201	4,853

Gross profit	2,856	2,865

Marketing, administration and research costs	1,678	1,579

Asset impairment and exit costs	26	44

Losses on sales of businesses		8

Amortization of intangibles	4	2

Operating income	1,148	1,232

Interest and other debt expense, net	139	163

Earnings from continuing operations before income taxes and minority interest	1,009	1,069

Provision for income taxes	334	302

Earnings from continuing operations before minority interest	675	767

Minority interest in earnings from continuing operations, net	1	1

Earnings from continuing operations	674	766

Earnings from discontinued operations, net of income taxes		13

Net earnings	$674	$779

Per share data:

Basic earnings per share:
Continuing operations	$0.40	$0.45
Discontinued operations		0.01
Net earnings	$0.40	$0.46

Diluted earnings per share:
Continuing operations	$0.40	$0.45
Discontinued operations		0.01
Net earnings	$0.40	$0.46

Dividends declared	$0.23	$0.205

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

For the Year Ended December 31, 2004 and

the Nine Months Ended September 30, 2005

(in millions of dollars, except per share data)

(Unaudited)

		Accumulated Other
		Comprehensive Earnings (Losses)
	Class
	A and B	Additional	Earnings	Currency			Cost of	Total
	Common	Paid-in	Reinvested in	Translation			Repurchased	Shareholders’
	Stock	Capital	the Business	Adjustments	Other	Total	Stock	Equity

Balances, January 1, 2004	$—	$23,704	$7,020	$(1,494)	$(298)	$(1,792)	$(402)	$28,530

Comprehensive earnings:
Net earnings			2,665					2,665
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				604		604		604
Additional minimum pension liability					(22)	(22)		(22)
Change in fair value of derivatives accounted for as hedges					5	5		5
Total other comprehensive earnings								587
Total comprehensive earnings								3,252

Exercise of stock options and issuance of other stock awards		58	(61)				152	149
Cash dividends declared ($0.77 per share)			(1,320)					(1,320)
Class A common stock repurchased							(700)	(700)

Balances, December 31, 2004	—	23,762	8,304	(890)	(315)	(1,205)	(950)	29,911

Comprehensive earnings:
Net earnings			1,859					1,859
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				(247)		(247)		(247)
Additional minimum pension liability					17	17		17
Change in fair value of derivatives accounted for as hedges					(1)	(1)		(1)
Total other comprehensive losses								(231)
Total comprehensive earnings								1,628

Exercise of stock options and issuance of other stock awards		55	(53)				120	122
Cash dividends declared ($0.64 per share)			(1,086)					(1,086)
Class A common stock repurchased							(800)	(800)

Balances, September 30, 2005	$—	$23,817	$9,024	$(1,137)	$(299)	$(1,436)	$(1,630)	$29,775

Total comprehensive earnings were $671 million and $826 million, respectively, for the quarters ended September 30, 2005 and 2004 and $2,049 million for the first nine months of 2004.

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions of dollars)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2005	2004
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings	$1,859	$2,037

Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	651	633
Deferred income tax (benefit) provision	(280)	85
Integration costs, net of cash paid	(1)	(1)
(Gains) losses on sales of businesses, net	(115)	8
Loss on sale of discontinued operations	32
Asset impairment and exit costs, net of cash paid	86	413
Cash effects of changes, net of the effects from acquired and divested companies:
Receivables, net	163	159
Inventories	(409)	(456)
Accounts payable	(30)	(79)
Income taxes	212	30
Amounts due to Altria Group, Inc. and affiliates	96	46
Other working capital items	(308)	(164)
Change in pension assets and postretirement liabilities, net	(55)	(367)
Other	137	144

Net cash provided by operating activities	2,038	2,488

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Capital expenditures	(784)	(574)
Purchases of businesses, net of acquired cash		(136)
Proceeds from sales of businesses	1,652	11
Other	21	22

Net cash provided by (used in) investing activities	889	(677)

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(in millions of dollars)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2005	2004
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Net repayment of short-term borrowings	$(772)	$(289)
Long-term debt proceeds	52	57
Long-term debt repaid	(761)	(66)
Increase (decrease) in amounts due to Altria Group, Inc. and affiliates	170	(414)
Repurchase of Class A common stock	(783)	(481)
Dividends paid	(1,049)	(929)
Other	165	(15)

Net cash used in financing activities	(2,978)	(2,137)

Effect of exchange rate changes on cash and cash equivalents	4	14

Cash and cash equivalents:

Decrease	(47)	(312)

Balance at beginning of period	282	514

Balance at end of period	$235	$202

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

In June 2005, the Company sold substantially all of its sugar confectionery business for approximately $1.4 billion.  The Company has reflected the results of its sugar confectionery business prior to the closing date as discontinued operations on the condensed consolidated statements of earnings.  The assets related to the sugar confectionery business were reflected as assets of discontinued operations held for sale on the consolidated balance sheet at December 31, 2004.  Accordingly, historical statements of earnings amounts included in the notes to the condensed consolidated financial statements have been restated to reflect the discontinued operation.  The Company recorded a loss on sale of discontinued operations of $297 million in the second quarter of 2005, related largely to taxes on the transaction.

During the fourth quarter of 2004, following the announcement of the sale of its sugar confectionery business, the Company realigned its North American segments.  The Company’s new segments, which are reflected in these condensed consolidated financial statements and notes, are U.S. Beverages; U.S. Cheese, Canada & North America Foodservice; U.S. Convenient Meals; U.S. Grocery; U.S. Snacks & Cereals; Europe, Middle East & Africa; and Latin America & Asia Pacific.  The new segment structure in North America reflects a shift of certain divisions and brands between segments to more closely align these businesses to consumer sectors, to provide more focus on the separate beverage and grocery businesses, and to benefit from synergies in grain based products.  Historical data have been restated to reflect the new segment structure.  In addition, in October 2005, the Company announced that, effective January 1, 2006, its Canadian business will be realigned to better integrate it into the Company’s North American business by product category.  Accordingly, in 2006 its operations will be reported throughout the North American food segments and prior period segment amounts will be restated.

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

Kraft Foods Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

1.8 million Class A equivalent shares.  The market value of the shares and rights granted to the Company’s employees was approximately $196 million, or $33.32 per restricted share or right, on the date of grant.  Restrictions on the stock and rights lapse in the first quarter of 2008.

The fair value of the shares of restricted stock and rights to receive shares of stock at the date of grant is amortized to expense ratably over the restriction period.  The Company recorded compensation expense related to the restricted stock and rights of $112 million and $36 million, respectively, for the nine months and three months ended September 30, 2005, and $79 million and $27 million, respectively, for the nine months and three months ended September 30, 2004.  The unamortized portion, which is reported on the condensed consolidated balance sheets as a reduction of earnings reinvested in the business, was $243 million at September 30, 2005.

In addition to restricted stock, at September 30, 2005, the Company had stock-based employee compensation plans that permit the issuance of stock options to employees. The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for stock options within those plans.  No compensation expense for employee stock options is reflected in net earnings, as all stock options granted under those plans had an exercise price equal to the market value of the common stock on the date of grant.  The following table illustrates the effect on net earnings and earnings per share (“EPS”) if the Company had applied the fair value recognition provisions of SFAS No. 123 to measure stock-based compensation expense for outstanding stock option awards (using a modified Black-Scholes methodology) for the nine months and three months ended September 30, 2005 and 2004:

	For the Nine Months Ended September 30,
	2005	2004
	(in millions, except per share data)

Net earnings, as reported	$1,859	$2,037
Deduct:
Total stock-based employee compensation expense determined under fair value method for all stock option awards, net of related tax effects	6	5
Pro forma net earnings	$1,853	$2,032

Earnings per share:
Basic – as reported	$1.10	$1.19
Basic – pro forma	$1.10	$1.19

Diluted – as reported	$1.10	$1.19
Diluted – pro forma	$1.09	$1.18

Kraft Foods Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

	For the Three Months Ended September 30,
	2005	2004
	(in millions, except per share data)

Net earnings, as reported	$674	$779
Deduct:
Total stock-based employee compensation expense determined under fair value method for all stock option awards, net of related tax effects	2	1
Pro forma net earnings	$672	$778

Earnings per share:
Basic – as reported	$0.40	$0.46
Basic – pro forma	$0.40	$0.46

Diluted – as reported	$0.40	$0.46
Diluted – pro forma	$0.40	$0.45

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

Note 2.  Asset Impairment, Exit and Implementation Costs:

Restructuring Program:

In January 2004, the Company announced a three-year restructuring program with the objectives of leveraging the Company’s global scale, realigning and lowering its cost structure, and optimizing capacity utilization.  As part of this program, the Company anticipates the closing or sale of up to 20 plants and the elimination of approximately 6,000 positions.  From 2004 through 2006, the Company expects to incur approximately $1.2 billion in pre-tax charges, reflecting asset disposals, severance and other implementation costs, including $814 million incurred from January 2004 through September 30, 2005.  Pre-tax restructuring program charges during 2005 are expected to be between $440 million and $470 million, including $173 million incurred in the first nine months of 2005.  Approximately one-half of the pre-tax charges are expected to require cash payments.  It is possible that the Company may undertake additional restructuring programs in the future.

Restructuring Costs:

During the nine months and three months ended September 30, 2005, pre-tax charges under the restructuring program of $112 million and $26 million, respectively, were recorded as asset impairment and exit costs on the condensed consolidated statements of earnings.  During the nine months and three months ended September 30, 2004, pre-tax charges under the restructuring program of $452 million and $44 million, respectively, were recorded as asset impairment and exit costs on the condensed consolidated statements of earnings.  The pre-tax charges for the nine months ended September 30, 2005 resulted from the announcement of the closing of 3 plants, for a total of 16 since January 2004, and the continuation of a number of workforce reduction programs.  Approximately $80 million of the pre-tax charges incurred during the first nine months of 2005 will require cash payments.

Kraft Foods Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

Pre-tax restructuring liability activity for the nine months ended September 30, 2005 was as follows:

	Severance	Asset Write-downs	Other	Total
	(in millions)
Liability balance, January 1, 2005	$91	$—	$19	$110
Charges	79	13	20	112
Cash spent	(80)		(39)	(119)
Charges against assets	(13)	(13)		(26)
Currency	(2)			(2)
Liability balance, September 30, 2005	$75	$—	$—	$75

Severance costs in the above schedule, which relate to the workforce reduction programs, include the cost of related benefits.  Specific programs announced during 2004 and the first nine months of 2005, as part of the overall restructuring program, will result in the elimination of approximately 4,600 positions.  At September 30, 2005, approximately 3,700 of these positions have been eliminated.  In October 2005, the Company announced several simplification initiatives relating to its organizational structure.  These initiatives will result in the elimination of approximately 600 additional positions, bringing the total announcements to approximately 5,200 toward the program objective of approximately 6,000.  Asset write-downs relate to the impairment of assets caused by the plant closings and related activity.  Other costs incurred relate primarily to contract termination costs associated with the plant closings and the termination of leasing agreements.  Severance charges taken against assets relate to incremental pension costs, which reduce prepaid pension assets.

Implementation Costs:

The Company recorded pre-tax implementation costs associated with the restructuring program.  These costs include the discontinuance of certain product lines and incremental costs related to the integration and streamlining of functions and closure of facilities.  These costs were recorded on the condensed consolidated statements of earnings as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2005	2004	2005	2004
	(in millions)

Net Revenues	$1	$5	$—	$5
Cost of sales	34	8	8	(2)
Marketing, administration and research costs	26	4	8	4
Total – Continuing Operations	61	17	16	7
Discontinued Operations		9		9
Total Implementation Costs	$61	$26	$16	$16

Asset Impairment Charges:

During the second quarter of 2005, the Company sold its fruit snacks business for approximately $30 million.  The Company incurred a pre-tax asset impairment charge of $93 million in the first quarter of 2005 in recognition of the sale of this business.  The charge, which includes the write-off of all intangible assets associated with this business, was recorded as asset impairment and exit costs on the condensed consolidated statement of earnings.

Kraft Foods Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

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

Total:

The pre-tax asset impairment, exit and implementation costs discussed above, for the nine months and three months ended September 30, 2005 and 2004, were included in the operating companies income of the following segments:

	For the Nine Months Ended September 30, 2005
	Restructuring Costs	Asset Impairment	Total Asset Impairment and Exit Costs	Implementation Costs	Total
	(in millions)

U.S. Beverages	$3	$—	$3	$—	$3
U.S. Cheese, Canada & North America Foodservice	19		19	12	31
U.S. Convenient Meals	2		2	2	4
U.S. Grocery	2	93	95		95
U.S. Snacks & Cereals	5		5	29	34
Europe, Middle East & Africa	67		67	18	85
Latin America & Asia Pacific	14		14		14
Total – Continuing Operations	$112	$93	$205	$61	$266

	For the Nine Months Ended September 30, 2004
	Restructuring Costs	Asset Impairment	Total Asset Impairment and Exit Costs	Implementation Costs	Total
	(in millions)

U.S. Beverages	$10	$—	$10	$—	$10
U.S. Cheese, Canada & North America Foodservice	90		90	2	92
U.S. Convenient Meals	8		8		8
U.S. Grocery	9		9	2	11
U.S. Snacks & Cereals	172		172	9	181
Europe, Middle East & Africa	149		149	4	153
Latin America & Asia Pacific	14	12	26		26
Total – Continuing Operations	452	12	464	17	481
Discontinued Operations	1	17	18	9	27
Total	$453	$29	$482	$26	$508

Kraft Foods Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

	For the Three Months Ended September 30, 2005
	Restructuring Costs	Asset Impairment	Total Asset Impairment and Exit Costs	Implementation Costs	Total
	(in millions)

U.S. Cheese, Canada & North America Foodservice	$1	$—	$1	$5	$6
U.S. Snacks & Cereals	1		1	6	7
Europe, Middle East & Africa	20		20	5	25
Latin America & Asia Pacific	4		4		4
Total – Continuing Operations	$26	$—	$26	$16	$42

	For the Three Months Ended September 30, 2004
	Restructuring Costs	Asset Impairment	Total Asset Impairment and Exit Costs	Implementation Costs	Total
	(in millions)

U.S. Cheese, Canada & North America Foodservice	$1	$—	$1	$1	$2
U.S. Snacks & Cereals	4		4	3	7
Europe, Middle East & Africa	36		36	3	39
Latin America & Asia Pacific	3		3		3
Total – Continuing Operations	44	—	44	7	51
Discontinued Operations	1		1	9	10
Total	$45	$—	$45	$16	$61

Kraft Foods Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

Note 3.  Related Party Transactions:

At September 30, 2005, Altria Group, Inc. owned 86.5% of the Company’s outstanding shares of capital stock.  Altria Group, Inc.’s subsidiary, Altria Corporate Services, Inc., provides the Company with various services, including planning, legal, treasury, accounting, auditing, insurance, human resources, office of the secretary, corporate affairs, information technology, aviation and tax services.  Billings for these services, which were based on the cost to Altria Corporate Services, Inc. to provide such services and a management fee, were $202 million and $230 million for the nine months ended September 30, 2005 and 2004, respectively, and $64 million and $73 million for the three months ended September 30, 2005 and 2004, respectively.

At September 30, 2005, the Company had short-term amounts payable to Altria Group, Inc. of $524 million.  Interest on intercompany borrowings is based on the applicable London Interbank Offered Rate.

Note 4.  Acquisitions:

During the first nine months of 2004, the Company acquired a U.S.-based beverage business for $136 million.  The effect of this acquisition was not material to the Company’s consolidated financial position, results of operations or cash flows in any of the periods presented.

Note 5.  Divestitures:

Discontinued Operations:

In June 2005, the Company sold substantially all of its sugar confectionery business for approximately $1.4 billion.  The sale included the Life Savers, Creme Savers, Altoids, Trolli and Sugus brands.  The Company has reflected the results of its sugar confectionery business prior to the closing date as discontinued operations on the condensed consolidated statements of earnings.  Pursuant to the sugar confectionery sale agreement, the Company has agreed to provide certain transition and supply services to the buyer.  These service arrangements are primarily for terms of one year or less, with the exception of one supply arrangement with a term of not more than three years.  The expected cash flow from this supply arrangement is not significant.

Summary results of operations for the sugar confectionery business were as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	(in millions)
	2005	2004	2004

Net revenues	$228	$345	$113

Earnings before income taxes	$41	$70	$21
Provision for income taxes	(16)	(25)	(8)
Loss on sale of discontinued operations	(297)
(Loss) earnings from discontinued operations, net of income taxes	$(272)	$45	$13

The loss on sale of discontinued operations, above, for the nine months ended September 30, 2005, related largely to taxes on the transaction.

Kraft Foods Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

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

Other:

During the second quarter of 2005, the Company sold its fruit snacks business.  The Company incurred a pre-tax asset impairment charge of $93 million in the first quarter of 2005 in recognition of the sale of this business.  During the first quarter of 2005, the Company sold its U.K. desserts business, its U.S. yogurt business and a minor trademark in Mexico.  During the third quarter of 2004, the Company sold a Brazilian snack nuts business.  The aggregate proceeds received from sales of these other businesses during the first nine months of 2005 and 2004 were $218 million and $11 million, respectively.  The Company recorded pre-tax gains from sales of these other businesses of $115 million during the first nine months of 2005, and recorded pre-tax losses from sales of these other businesses of $8 million during the first nine months of 2004.

The operating results of the other businesses sold, discussed above, were not material to the Company’s consolidated financial position, results of operations or cash flows in any of the periods presented.

Note 6.  Earnings Per Share:

Basic and diluted EPS from continuing and discontinued operations were calculated using the following:

	For the Nine Months Ended September 30,
	2005	2004
	(in millions)

Earnings from continuing operations	$2,131	$1,992
(Loss) earnings from discontinued operations	(272)	45
Net earnings	$1,859	$2,037

Weighted average shares for basic EPS	1,690	1,712

Plus incremental shares from assumed conversions of stock options, restricted stock and stock rights	8	4

Weighted average shares for diluted EPS	1,698	1,716

Kraft Foods Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

	For the Three Months Ended September 30,
	2005	2004
	(in millions)

Earnings from continuing operations	$674	$766
Earnings from discontinued operations		13
Net earnings	$674	$779

Weighted average shares for basic EPS	1,681	1,707

Plus incremental shares from assumed conversions of stock options, restricted stock and stock rights	8	3

Weighted average shares for diluted EPS	1,689	1,710

Incremental shares from assumed conversions are calculated as the number of shares that would be issued, net of the number of shares that could be purchased in the marketplace with the cash received upon stock option exercise or, in the case of restricted stock and rights, the number of shares corresponding to the unamortized compensation expense.  For the nine months ended September 30, 2005 and the nine months and three months ended September 30, 2004, the number of stock options excluded from the calculation of weighted average shares for diluted EPS because their effects were antidilutive (i.e., the cash that would be received upon exercise is greater than the average market price of the stock during the period) was immaterial.  For the three months ended September 30, 2005, 15 million stock options were excluded from the calculation of weighted average shares for diluted EPS because their effects were antidilutive.

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

Third-Party Guarantees:  At September 30, 2005, the Company’s third-party guarantees, which are primarily derived from acquisition and divestiture activities, approximated $25 million.  Substantially all of these guarantees expire through 2013, with $9 million expiring through September 30, 2006.  The Company is required to perform under these guarantees in the event that a third party fails to make contractual payments or achieve performance measures.  The Company has a liability of $19 million on its condensed consolidated balance sheet at September 30, 2005, relating to these guarantees.

Kraft Foods Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

Note 8.  Goodwill and Other Intangible Assets, Net:

Goodwill by reportable segment was as follows:

	September 30, 2005	December 31, 2004
	(in millions)

U.S. Beverages	$1,293	$1,293
U.S. Cheese, Canada & North America Foodservice	5,364	5,382
U.S. Convenient Meals	1,880	1,880
U.S. Grocery	2,634	2,641
U.S. Snacks & Cereals	8,641	8,658
Europe, Middle East & Africa	4,683	5,014
Latin America & Asia Pacific	356	309
Total goodwill	$24,851	$25,177

Intangible assets were as follows:

	September 30, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)		(in millions)

Non-amortizable intangible assets	$10,526		$10,589
Amortizable intangible assets	96	$59	96	$51
Total intangible assets	$10,622	$59	$10,685	$51

Non-amortizable intangible assets consist substantially of brand names purchased through the Nabisco acquisition.  Amortizable intangible assets consist primarily of certain trademark licenses and non-compete agreements.  Pre-tax amortization expense for intangible assets was $9 million and $8 million for the nine months ended September 30, 2005 and 2004, respectively, and $4 million and $2 million for the three months ended September 30, 2005 and 2004, respectively.  Amortization expense for each of the next five years is currently estimated to be approximately $12 million or less.

The movement in goodwill and gross carrying amount of intangible assets from December 31, 2004, is as follows:

	Goodwill	Intangible Assets
	(in millions)

Balance at December 31, 2004	$25,177	$10,685
Changes due to:
Currency	(319)	7
Divestitures	(18)
Asset impairment	(7)	(70)
Other	18
Balance at September 30, 2005	$24,851	$10,622

Kraft Foods Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

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

During the fourth quarter of 2004, following the announcement of the sale of its sugar confectionery business, as discussed in Note 5. Divestitures, the Company realigned its North American segments.  Kraft North America Commercial’s new segments are U.S. Beverages; U.S. Cheese, Canada & North America Foodservice; U.S. Convenient Meals; U.S. Grocery; and U.S. Snacks & Cereals.  Kraft International Commercial’s segments are Europe, Middle East & Africa; and Latin America & Asia Pacific.  The new segment structure in North America reflects a shift of certain divisions and brands between segments to more closely align these businesses to consumer sectors, to provide more focus on the separate beverage and grocery businesses, and to benefit from synergies in grain based products.  Historical data have been restated to reflect the new segment structure.  In addition, in October 2005, the Company announced that, effective January 1, 2006, its Canadian business will be realigned to better integrate it into the Company’s North American business by product category.  Accordingly, in 2006 its operations will be reported throughout the North American food segments and prior period segment amounts will be restated.

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

Segment data were as follows:

	For the Nine Months Ended September 30,
	2005	2004
	(in millions)

Net revenues:
U.S. Beverages	$2,116	$1,961
U.S. Cheese, Canada & North America Foodservice	5,510	5,334
U.S. Convenient Meals	3,304	3,189
U.S. Grocery	1,761	1,800
U.S. Snacks & Cereals	4,164	3,975
Europe, Middle East & Africa	5,593	5,261
Latin America & Asia Pacific	2,002	1,864
Net revenues	$24,450	$23,384

Kraft Foods Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

	For the Nine Months Ended September 30,
	2005	2004
	(in millions)
Earnings from continuing operations before income taxes and minority interest:
Operating companies income:
U.S. Beverages	$394	$426
U.S. Cheese, Canada & North America Foodservice	790	697
U.S. Convenient Meals	553	593
U.S. Grocery	514	676
U.S. Snacks & Cereals	665	531
Europe, Middle East & Africa	576	462
Latin America & Asia Pacific	216	171
Amortization of intangibles	(9)	(8)
General corporate expenses	(144)	(134)
Operating income	3,555	3,414
Interest and other debt expense, net	(489)	(487)
Earnings from continuing operations before income taxes and minority interest	$3,066	$2,927

	For the Three Months Ended September 30,
	2005	2004
	(in millions)
Net revenues:
U.S. Beverages	$671	$607
U.S. Cheese, Canada & North America Foodservice	1,819	1,788
U.S. Convenient Meals	1,118	1,088
U.S. Grocery	512	520
U.S. Snacks & Cereals	1,431	1,368
Europe, Middle East & Africa	1,798	1,736
Latin America & Asia Pacific	708	611
Net revenues	$8,057	$7,718

Earnings from continuing operations before income taxes and minority interest:
Operating companies income:
U.S. Beverages	$105	$118
U.S. Cheese, Canada & North America Foodservice	252	279
U.S. Convenient Meals	186	209
U.S. Grocery	165	196
U.S. Snacks & Cereals	240	254
Europe, Middle East & Africa	163	167
Latin America & Asia Pacific	89	57
Amortization of intangibles	(4)	(2)
General corporate expenses	(48)	(46)
Operating income	1,148	1,232
Interest and other debt expense, net	(139)	(163)
Earnings from continuing operations before income taxes and minority interest	$1,009	$1,069

Kraft Foods Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

As discussed in Note 2. Asset Impairment, Exit and Implementation Costs, the Company recorded asset impairment, exit and implementation costs of $266 million and $42 million, respectively, during the nine months and three months ended September 30, 2005, and $481 million and $51 million, respectively, during the nine months and three months ended September 30, 2004.  See Note 2 for a breakdown of these pre-tax charges by segment.

During the second quarter of 2005, the Company sold its fruit snacks business and recorded a pre-tax loss of $2 million.  This loss is included in the operating companies income of the U.S. Grocery segment.  Also in the second quarter of 2005, the Company recorded a pre-tax gain of $1 million from the sale of its U.S. yogurt business.  This gain is included in the operating companies income of the U.S. Cheese, Canada & North America Foodservice segment.  During the first quarter of 2005, the Company sold its U.K. desserts business and recorded a pre-tax gain of $115 million.  This gain is included in the operating companies income of the Europe, Middle East & Africa segment.  In addition, in the first quarter of 2005, the Company sold a minor trademark in Mexico, resulting in a pre-tax gain of $1 million.  This gain is included in the operating companies income of the Latin America & Asia Pacific segment.  During the third quarter of 2004, the Company sold a Brazilian snack nuts business and recorded a pre-tax loss of $8 million.  This loss is included in the operating companies income of the Latin America & Asia Pacific segment.

Net revenues by consumer sector, which include the separation of Canada and North America Foodservice into sector components, were as follows (in millions):

	For the Nine Months Ended September 30, 2005			For the Nine Months Ended September 30, 2004
	Kraft North America Commercial	Kraft International Commercial	Total	Kraft North America Commercial	Kraft International Commercial	Total
Consumer Sector:
Snacks	$3,815	$2,804	$6,619	$3,696	$2,623	$6,319
Beverages	2,451	2,729	5,180	2,276	2,502	4,778
Cheese & Dairy	3,473	1,127	4,600	3,395	1,066	4,461
Grocery	3,422	638	4,060	3,315	638	3,953
Convenient Meals	3,694	297	3,991	3,577	296	3,873
Net revenues	$16,855	$7,595	$24,450	$16,259	$7,125	$23,384

	For the Three Months Ended September 30, 2005			For the Three Months Ended September 30, 2004
	Kraft North America Commercial	Kraft International Commercial	Total	Kraft North America Commercial	Kraft International Commercial	Total
Consumer Sector:
Snacks	$1,313	$921	$2,234	$1,283	$840	$2,123
Beverages	780	900	1,680	707	819	1,526
Cheese & Dairy	1,132	362	1,494	1,145	360	1,505
Grocery	1,077	218	1,295	1,014	219	1,233
Convenient Meals	1,249	105	1,354	1,222	109	1,331
Net revenues	$5,551	$2,506	$8,057	$5,371	$2,347	$7,718

Kraft Foods Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

Note 10.  Financial Instruments:

During the nine months and three months ended September 30, 2005 and 2004, ineffectiveness related to cash flow hedges was not material.  At September 30, 2005, the Company was hedging forecasted transactions for periods not exceeding the next fifteen months and expects substantially all amounts reported in accumulated other comprehensive earnings (losses) to be reclassified to the consolidated statement of earnings within the next twelve months.

Hedging activities affected accumulated other comprehensive earnings (losses), net of income taxes, as follows:

	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in millions)

Gain at beginning of period	$6	$1	$14	$12

Derivative (gains) losses transferred to earnings	(26)	(3)	(14)	8

Change in fair value	25	(3)	5	(25)

Gain (loss) as of September 30	$5	$(5)	$5	$(5)

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

Kraft Foods Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following for the nine months and three months ended September 30, 2005 and 2004:

	U.S. Plans		Non-U.S. Plans
	For the Nine Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in millions)

Service cost	$123	$105	$60	$51
Interest cost	259	261	129	116
Expected return on plan assets	(380)	(431)	(144)	(123)
Amortization:
Unrecognized net loss from experience differences	124	67	36	25
Prior service cost	3	2	6	5
Other expense	11		4	5
Net periodic pension cost	$140	$4	$91	$79

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended		For the Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in millions)

Service cost	$41	$35	$19	$17
Interest cost	86	87	43	38
Expected return on plan assets	(126)	(144)	(47)	(41)
Amortization:
Unrecognized net loss from experience differences	41	22	12	9
Prior service cost	1	1	2	1
Net periodic pension cost	$43	$1	$29	$24

Other expense for the nine months, is due primarily to additional pension benefits related to workforce reduction programs under the Company’s restructuring program and is included as part of asset impairment and exit costs.

Kraft Foods Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

Employer Contributions

The Company presently makes, and plans to make, contributions, to the extent that they do not generate an excise tax liability, in order to maintain plan assets in excess of the accumulated benefit obligation of its funded U.S. and non-U.S. plans.  During the nine months ended September 30, 2005, approximately $210 million and approximately $60 million of employer contributions were made to U.S. plans and non-U.S. plans, respectively.  Currently, the Company anticipates making additional contributions of approximately $10 million during the remainder of 2005 to its U.S. plans and approximately $30 million during the remainder of 2005 to its non-U.S. plans, based on current tax law.  However, these estimates are subject to change as a result of many factors, including changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or significant changes in interest rates.  During 2004, employer contributions of $299 million and $254 million were made to U.S. plans and non-U.S. plans, respectively.

Postretirement Benefit Plans

Net postretirement health care costs consisted of the following for the nine months and three months ended September 30, 2005 and 2004:

	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in millions)

Service cost	$36	$32	$12	$8
Interest cost	128	132	43	38
Amortization:
Unrecognized net loss from experience differences	43	37	14	7
Unrecognized prior service cost	(18)	(18)	(6)	(6)
Net postretirement health care costs	$189	$183	$63	$47

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

Kraft Foods Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

The Company adopted FSP 106-2 in the third quarter of 2004.  The impact for the nine months and three months ended September 30, 2005 and 2004, was a reduction of pre-tax net postretirement health care costs and an increase in net earnings.  The amounts in the table above reflect the following benefits:

	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in millions)

Service cost	$4	$1	$1	$1
Interest cost	16	5	6	5
Amortization of unrecognized net loss from experience differences	18	6	6	6
Reduction of pre-tax net postretirement healthcare costs and an increase in net earnings	$38	$12	$13	$12

Note 12.  Credit Lines:

In April 2005, the Company terminated its $2.0 billion, multi-year revolving credit facility expiring in July 2006 and its $2.5 billion, 364-day revolving credit facility expiring in July 2005 and replaced them with a new $4.5 billion, multi-year revolving credit facility that expires in April 2010.  The Company’s new $4.5 billion, multi-year revolving credit facility expiring in April 2010, which is for its sole use, requires the maintenance of a minimum net worth of $20.0 billion, up from $18.2 billion required in each of the previous facilities.  At September 30, 2005, the Company’s net worth was $29.8 billion.  The foregoing revolving credit facility does not include any other financial tests, any credit rating triggers or any provisions that could require the posting of collateral.

Note 13.  Income Taxes:

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.”  The U.S. accounts of the Company are included in the consolidated federal income tax return of Altria Group, Inc.  Income taxes are generally computed on a separate company basis.  To the extent that foreign tax credits, capital losses and other credits generated by the Company, which cannot currently be utilized on a separate company basis, are utilized in Altria Group, Inc.’s consolidated federal income tax return, the benefit is recognized in the calculation of the Company’s provision for income taxes.  The Company makes payments to, or is reimbursed by, Altria Group, Inc. for the tax effects resulting from its inclusion in Altria Group, Inc.’s consolidated federal income tax return.  Significant judgment is required in determining income tax provisions and in evaluating tax positions.  The Company establishes additional provisions for income taxes when, despite the belief that their tax positions are fully supportable, there remain certain positions that are likely to be challenged and that may not be sustained on review by tax authorities.  Upon the closure of current and future tax audits in various jurisdictions, significant income tax accrual reversals could occur.  The Company evaluates and potentially adjusts these provisions in light of changing facts and circumstances.

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

Kraft Foods Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

deferred taxes more than offset the tax costs to repatriate the earnings and resulted in a net tax reduction of $19 million in the consolidated income tax provision during the second quarter of 2005.

The Jobs Act also provides tax relief to U.S. domestic manufacturers by providing a tax deduction related to a percentage of the lesser of “qualified production activities income” or taxable income.  The deduction, which is 3% in 2005, increases to 9% by 2010.  In accordance with SFAS No. 109, the Company will recognize these benefits in the year earned.  The full year tax benefit in 2005 is expected to be approximately $25 million.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of the Company

Kraft Foods Inc. (“Kraft”), together with its subsidiaries (collectively referred to as the “Company”), manufactures and markets packaged food products, consisting principally of beverages, cheese, snacks, convenient meals and various packaged grocery products.  Kraft manages and reports operating results through two units, Kraft North America Commercial and Kraft International Commercial.  Reportable segments for Kraft North America Commercial are organized and managed principally by product category.  Kraft International Commercial’s operations are organized and managed by geographic location.  At September 30, 2005, Altria Group, Inc. held 98.2% of the combined voting power of Kraft’s outstanding capital stock and owned 86.5% of the outstanding shares of Kraft’s capital stock.

In June 2005, the Company sold substantially all of its sugar confectionery business for approximately $1.4 billion.  The Company has reflected the results of its sugar confectionery business prior to the closing date as discontinued operations on the condensed consolidated statements of earnings.  Accordingly, historical statements of earnings amounts included in Management’s Discussion and Analysis of Financial Condition and Results of Operations have been restated to reflect the discontinued operation.  The assets related to the sugar confectionery business were reflected as assets of discontinued operations held for sale on the consolidated balance sheet at December 31, 2004.  The Company recorded a loss on sale of discontinued operations of $297 million in the second quarter of 2005, related largely to taxes on the transaction.

During the fourth quarter of 2004, following the announcement of the sale of its sugar confectionery business, the Company realigned its North American segments.  Kraft North America Commercial’s new segments are U.S. Beverages; U.S. Cheese, Canada & North America Foodservice; U.S. Convenient Meals; U.S. Grocery; and U.S. Snacks & Cereals.  Kraft International Commercial’s segments are Europe, Middle East & Africa; and Latin America & Asia Pacific.  The new segment structure in North America reflects a shift of certain divisions and brands between segments to more closely align these businesses to consumer sectors, to provide more focus on the separate beverage and grocery businesses, and to benefit from synergies in grain based products.  Historical data have been restated to reflect the new segment structure.  In addition, in October 2005, the Company announced that, effective January 1, 2006, its Canadian business will be realigned to better integrate it into the Company’s North American business by product category.  Accordingly, in 2006 its operations will be reported throughout the North American food segments and prior period segment amounts will be restated.

As previously stated, for significant business reasons, the Altria Group, Inc. Board of Directors is looking at a number of restructuring alternatives, including the possibility of separating Kraft from the balance of Altria Group, Inc.  Altria Group, Inc. has indicated that continuing improvements in its litigation environment are a prerequisite to such action by its Board of Directors, and the timing and chronology of events are uncertain.

Executive Summary

The following executive summary is intended to provide significant highlights of the Discussion and Analysis that follows.

Consolidated Operating Results for the Nine Months ended September 30, 2005 - The changes in the Company’s earnings and diluted earnings per share (“EPS”) from continuing operations for the nine months ended September 30, 2005, from the nine months ended September 30, 2004, were due primarily to the following (in millions, except per share data):

	Earnings from Continuing Operations	Diluted EPS from Continuing Operations

For the nine months ended September 30, 2004	$1,992	$1.16

2005 Asset impairment, exit and implementation costs	(177)	(0.10)
2004 Asset impairment, exit and implementation costs	308	0.18
2005 Gains on sales of businesses	67	0.04
Lower income tax rate	63	0.04
Shares outstanding		0.01
Currency	46	0.03
Operations	(168)	(0.10)

For the nine months ended September 30, 2005	$2,131	$1.26

See discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

The favorable net impact of lower asset impairment, exit and implementation costs on earnings and diluted EPS from continuing operations is due primarily to the following:

Restructuring Program – In January 2004, the Company announced a three-year restructuring program.  As part of this program, the Company anticipates the closing or sale of up to 20 plants and the elimination of approximately 6,000 positions.  From 2004 to 2006, the Company expects to incur approximately $1.2 billion in pre-tax charges, reflecting asset disposals, severance and other implementation costs.  During the nine months ended September 30, 2005 and 2004, the Company recorded pre-tax charges of $173 million ($115 million after-tax) and $469 million ($308 million after-tax), respectively, for the restructuring program, including pre-tax implementation costs of $61 million and $17 million, respectively.

Asset Impairment Charges – During the first quarter of 2005, the Company incurred a pre-tax asset impairment charge of $93 million ($62 million after-tax) in recognition of the sale of its fruit snacks business, which closed in the second quarter of 2005.

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

Lower Income Tax Rate – The Company’s reported income tax rate decreased by 1.4 percentage points to 30.4%.  The 2005 tax rate reflects the settlement of an outstanding U.S. tax claim and the resolution of outstanding items in the Company’s international operations, as well as other benefits, including the impact of both the domestic manufacturers’ deduction provision and the dividend repatriation provision of the American Jobs Creation Act.  The 2004 tax rate reflects a $76 million favorable resolution of an outstanding tax item in the third quarter of 2004 and the reversal of tax accruals that were no longer required due to tax events that occurred during the first quarter of 2004.

Currency – The favorable currency impact on earnings and diluted EPS from continuing operations is due primarily to the weakness of the U.S. dollar versus the euro, the Canadian dollar and certain other currencies.

Operations – The decrease in results from operations was due primarily to the following:

•                  Lower income at Kraft North America Commercial, reflecting higher commodity and benefit costs, and increased marketing spending, partially offset by higher volume/mix and pricing.

•                  Lower income at Kraft International Commercial, reflecting higher commodity costs, partially offset by favorable volume/mix and higher pricing.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

Consolidated Operating Results for the Three Months ended September 30, 2005 - The changes in the Company’s earnings and diluted EPS from continuing operations for the three months ended September 30, 2005, from the three months ended September 30, 2004, were due primarily to the following (in millions, except per share data):

	Earnings from Continuing Operations	Diluted EPS from Continuing Operations
For the three months ended September 30, 2004	$766	$0.45

2005 Asset impairment, exit and implementation costs	(28)	(0.02)
2004 Asset impairment, exit and implementation costs	33	0.02
Higher income tax rate	(52)	(0.03)
Shares outstanding		0.01
Currency	17	0.01
Operations	(62)	(0.04)

For the three months ended September 30, 2005	$674	$0.40

See discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

The favorable net impact of lower asset impairment, exit and implementation costs on earnings and diluted EPS from continuing operations is due primarily to the following:

Restructuring Program – During the three months ended September 30, 2005 and 2004, the Company recorded pre-tax charges of $42 million ($28 million after-tax) and $51 million ($33 million after-tax), respectively, for the restructuring program, including pre-tax implementation costs of $16 million and $7 million, respectively.

For further details on the restructuring program, see Note 2 to the Condensed Consolidated Financial Statements and the Business Environment section of the following Discussion and Analysis.

Higher Income Tax Rate – The Company’s reported income tax rate increased by 4.8 percentage points to 33.1%.  The 2004 tax rate reflects a $76 million favorable resolution of an outstanding tax item.  Lower repatriation costs in 2005 partially offset this prior year benefit.

Currency – The favorable currency impact on earnings and diluted EPS from continuing operations is due primarily to the weakness of the U.S. dollar versus the Canadian dollar and Latin American currencies.

Operations – The decrease in results from operations was due primarily to the following:

•                  Lower income at Kraft North America Commercial, reflecting higher commodity and benefit costs, and increased marketing spending, partially offset by higher volume/mix and higher pricing.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

2005 Forecasted Results – In October 2005, as a result of higher than anticipated commodity costs for the year, the Company reduced its forecasted 2005 full-year diluted EPS on a continuing operations basis to $1.68 to $1.71 from $1.73 to $1.78.  This guidance includes anticipated charges of $0.22 for costs related to the restructuring program and impairment charges, and $0.04 in gains on sales of businesses.  The guidance excludes the possible impacts of any potential divestiture.  The Company projects commodity costs will increase by approximately $800 million in 2005 versus the prior year, which is approximately $200 million higher than previous projections.  The key drivers of the increase are higher than expected energy, packaging and dairy costs.  The Company’s full-year and fourth quarter 2005 results will contain an additional shipping week, which represents a positive earnings impact of approximately $0.04 per share.  The Company also expects a full-year tax rate of approximately 31%.  The factors described in the section entitled Forward-Looking and Cautionary Statements of the following Discussion and Analysis represent continuing risks to these forecasts.

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

•                  a rising cost environment and the ability to increase prices;

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

2005 Operating Environment:

Commodity costs continued to rise for the Company, with significant impacts resulting from higher coffee, nuts, energy and packaging costs, partially offset by lower year-over-year dairy costs.  However, the favorability from declining dairy costs was not as much as the Company expected.  Third quarter commodity costs were up approximately $200 million versus the prior year.  Year-to-date, aggregate commodity costs have risen approximately $600 million versus the prior year.  Full-year 2005 commodity costs are projected to increase by approximately $800 million versus 2004, which is approximately $200 million higher than previous projections.  Key drivers of the increase in projections are higher than expected energy, packaging and dairy costs.  The Company expects the higher cost environment to continue, particularly for energy and packaging.

Restructuring:

In January 2004, the Company announced a three-year restructuring program, with the objectives of leveraging the Company’s global scale, realigning and lowering its cost structure, and optimizing capacity utilization.  As part of this program (which is discussed further in Note 2 to the condensed consolidated financial statements), the Company anticipates the closing or sale of up to 20 plants and the elimination of approximately 6,000 positions.  From 2004 through 2006, the Company expects to incur approximately $1.2 billion in pre-tax charges, reflecting asset disposals, severance and other implementation costs, including $173 million and $479 million incurred in the nine months ended September 30, 2005 and 2004, respectively, and $42 million and $61 million incurred in the three months ended September 30, 2005 and 2004, respectively.  Total pre-tax charges for the program incurred through September 30, 2005 were $814 million.  Approximately one-half of the pre-tax charges are expected to require cash payments.  It is possible that the Company may undertake additional restructuring programs in the future.

In addition, the Company expects to incur approximately $140 million in capital expenditures from 2004 through 2006 to implement the restructuring program, including $69 million spent in the first nine months of 2005.  From January 2004 through September 30, 2005, the Company spent $115 million in capital to implement the restructuring program.  Cost savings as a result of the restructuring program were approximately $127 million in 2004, are expected to increase by an incremental $120 million to $140 million in 2005 (approximately $99 million of which occurred during the first nine months of 2005), and are anticipated to reach annualized cost savings of approximately $400 million by 2006, all of which are expected to be used in supporting brand-building initiatives.

Acquisitions and Dispositions:

One element of the Company’s growth strategy is to strengthen its brand portfolios through a disciplined program of selective acquisitions and divestitures.  The Company is constantly reviewing potential acquisition candidates and from time to time sells businesses to accelerate the shift in its portfolio toward businesses – whether global, regional or local – that offer the Company a sustainable competitive advantage.  The impact of any future acquisition or divestiture could have a material impact on the Company’s consolidated financial position, results of operations or cash flows, and future sales of businesses could in some cases result in losses on sale.

As previously discussed, the Company sold substantially all of its sugar confectionery business in June 2005 for approximately $1.4 billion.  The sale included the Life Savers, Creme Savers, Altoids, Trolli and Sugus brands.  The Company has reflected the results of its sugar confectionery business prior to the closing date as discontinued operations on the condensed consolidated statements of earnings.  The assets related to the sugar confectionery business were reflected as assets of discontinued operations held for sale on the consolidated balance sheet at December 31, 2004.  The Company recorded a loss on sale of discontinued operations of $297 million in the second quarter of 2005, related largely to taxes on the transaction.

During the second quarter of 2005, the Company also sold its fruit snacks business resulting in a pre-tax loss of $2 million.  The Company incurred a pre-tax asset impairment charge of $93 million in the first quarter of 2005, in recognition of the sale of this business.  During the first quarter of 2005, the Company sold its U.K. desserts business, its U.S. yogurt business and a minor trademark in Mexico.  During the third quarter of 2004, the Company sold a Brazilian snack nuts business.  The aggregate proceeds received from the sales of these businesses, excluding the sale of the sugar confectionery business, during the first nine months of 2005 and 2004 were $218 million and $11 million, respectively.  The Company recorded pre-tax gains from sales of these other businesses of $115 million during the first nine months of 2005, and recorded pre-tax losses from sales of these other businesses of $8 million during the first nine months of 2004.

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

Consolidated Operating Results

	For the Nine Months Ended September 30,
	2005	2004
	(in millions, except per share data)

Volume (in pounds)	14,060	14,061

Net revenues	$24,450	$23,384

Operating income:
Operating companies income:
U.S. Beverages	$394	$426
U.S. Cheese, Canada & North America Foodservice	790	697
U.S. Convenient Meals	553	593
U.S. Grocery	514	676
U.S. Snacks & Cereals	665	531
Europe, Middle East & Africa	576	462
Latin America & Asia Pacific	216	171
Amortization of intangibles	(9)	(8)
General corporate expenses	(144)	(134)
Operating income	$3,555	$3,414

Net earnings:
Earnings from continuing operations	$2,131	$1,992
(Loss) earnings from discontinued operations, net of income taxes	(272)	45
Net earnings	$1,859	$2,037

Weighted average shares for diluted earnings per share	1,698	1,716

Diluted earnings per share:
Continuing operations	$1.26	$1.16
Discontinued operations	(0.16)	0.03
Net earnings	$1.10	$1.19

	For the Three Months Ended September 30,
	2005	2004
	(in millions, except per share data)

Volume (in pounds)	4,593	4,579

Net revenues	$8,057	$7,718

Operating income:
Operating companies income:
U.S. Beverages	$105	$118
U.S. Cheese, Canada & North America Foodservice	252	279
U.S. Convenient Meals	186	209
U.S. Grocery	165	196
U.S. Snacks & Cereals	240	254
Europe, Middle East & Africa	163	167
Latin America & Asia Pacific	89	57
Amortization of intangibles	(4)	(2)
General corporate expenses	(48)	(46)
Operating income	$1,148	$1,232

Net earnings:
Earnings from continuing operations	$674	$766
Earnings from discontinued operations, net of income taxes		13
Net earnings	$674	$779

Weighted average shares for diluted earnings per share	1,689	1,710

Diluted earnings per share:
Continuing operations	$0.40	$0.45
Discontinued operations		0.01
Net earnings	$0.40	$0.46

The following events occurred during the first nine months and third quarter of 2005 and 2004 that affected the comparability of statement of earnings amounts:

•                       Asset impairment, exit and implementation costs – As discussed in Note 2 to the condensed consolidated financial statements, during the nine months and three months ended September 30, 2005, the Company recorded asset impairment and exit costs of $205 million and $26 million, respectively, on its condensed consolidated statements of earnings.  During the nine months and three months ended September 30, 2004, the Company recorded asset impairment and exit costs on continuing operations of $464 million and $44 million, respectively, on its condensed consolidated statements of earnings.  Additionally, during the nine months and three months ended September 30, 2005, the Company also recorded $61 million and $16 million, respectively, of pre-tax implementation costs.  During the nine months and three months ended September 30, 2004, the Company recorded on continuing operations $17 million and $7 million, respectively, of pre-tax implementation costs.  The pre-tax asset impairment, exit and implementation costs were included in the operating companies income of the following segments:

	For the Nine Months Ended September 30, 2005
			Total Asset
	Restructuring Costs	Asset Impairment	Impairment and Exit Costs	Implementation Costs	Total
	(in millions)

U.S. Beverages	$3	$—	$3	$—	$3
U.S. Cheese, Canada & North America Foodservice	19		19	12	31
U.S. Convenient Meals	2		2	2	4
U.S. Grocery	2	93	95		95
U.S. Snacks & Cereals	5		5	29	34
Europe, Middle East & Africa	67		67	18	85
Latin America & Asia Pacific	14		14		14
Total – Continuing Operations	$112	$93	$205	$61	$266

	For the Nine Months Ended September 30, 2004
			Total Asset
	Restructuring Costs	Asset Impairment	Impairment and Exit Costs	Implementation Costs	Total
	(in millions)

U.S. Beverages	$10	$—	$10	$—	$10
U.S. Cheese, Canada & North America Foodservice	90		90	2	92
U.S. Convenient Meals	8		8		8
U.S. Grocery	9		9	2	11
U.S. Snacks & Cereals	172		172	9	181
Europe, Middle East & Africa	149		149	4	153
Latin America & Asia Pacific	14	12	26		26
Total – Continuing Operations	452	12	464	17	481
Discontinued Operations	1	17	18	9	27
Total	$453	$29	$482	$26	$508

	For the Three Months Ended September 30, 2005
			Total Asset
	Restructuring Costs	Asset Impairment	Impairment and Exit Costs	Implementation Costs	Total
	(in millions)

U.S. Cheese, Canada & North America Foodservice	$1	$—	$1	$5	$6
U.S. Snacks & Cereals	1		1	6	7
Europe, Middle East & Africa	20		20	5	25
Latin America & Asia Pacific	4		4		4
Total – Continuing Operations	$26	$—	$26	$16	$42

	For the Three Months Ended September 30, 2004
			Total Asset
	Restructuring Costs	Asset Impairment	Impairment and Exit Costs	Implementation Costs	Total
	(in millions)

U.S. Cheese, Canada & North America Foodservice	$1	$—	$1	$1	$2
U.S. Snacks & Cereals	4		4	3	7
Europe, Middle East & Africa	36		36	3	39
Latin America & Asia Pacific	3		3		3
Total – Continuing Operations	44	—	44	7	51
Discontinued Operations	1		1	9	10
Total	$45	$—	$45	$16	$61

•                       Gains/Losses on Sales of Businesses – During the second quarter of 2005, the Company sold its fruit snacks business and recorded a pre-tax loss of $2 million.  This loss is included in the operating companies income of the U.S. Grocery segment.  Also in the second quarter of 2005, the Company recorded a pre-tax gain of $1 million from the sale of its U.S. yogurt business.  This gain is included in the operating companies income of the U.S. Cheese, Canada & North America Foodservice segment.  During the first quarter of 2005, the Company sold its U.K. desserts business and recorded a pre-tax gain of $115 million.  This gain is included in the operating companies income of the Europe, Middle East & Africa segment.  In addition, in the first quarter of 2005, the Company sold a minor trademark in Mexico, resulting in a pre-tax gain of $1 million.  This gain is included in the operating companies income of the Latin America & Asia Pacific segment.  During the third quarter of 2004, the Company sold a Brazilian snack nuts business and recorded a pre-tax loss of $8 million.  This loss is included in the operating companies income of the Latin America & Asia Pacific segment.

•                        Discontinued Operations – As more fully discussed in Note 5. Divestitures, in June 2005, the Company sold substantially all of its sugar confectionery business.  The Company has reflected the results of its sugar confectionery business prior to the closing date as discontinued operations on the condensed consolidated statements of earnings.  The Company recorded a loss on sale of discontinued operations of $297 million in the second quarter of 2005, related largely to taxes on the transaction.

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

Consolidated Results of Operations for the Nine Months Ended September 30, 2005

The following discussion compares consolidated operating results for the nine months ended September 30, 2005, with the nine months ended September 30, 2004.

Volume decreased slightly, due primarily to the impact of higher retail prices on category growth trends in the United States, declines in certain international countries (most notably Germany) and the impact of divestitures, partially offset by the 2004 acquisition of Veryfine Products, Inc. (“Veryfine”), new product introductions and growth in developing markets.  Excluding all acquisitions and divestitures, volume decreased 0.3%.

Net revenues increased $1,066 million (4.6%), due primarily to favorable currency ($467 million), favorable volume/mix ($386 million), higher net pricing ($279 million, reflecting commodity-driven pricing, partially offset by increased promotional spending) and the impact of acquisitions ($42 million), partially offset by the impact of divested businesses ($112 million).

Operating income increased $141 million (4.1%), due primarily to lower pre-tax charges for asset impairment and exit costs ($259 million), favorable volume/mix ($172 million), net gains on the sale of businesses ($123 million) and favorable currency ($72 million), partially offset by higher marketing, administration and research costs ($256 million, including higher benefit and marketing costs), unfavorable costs, net of higher pricing ($135 million, due primarily to higher commodity costs and increased promotional spending), the net impact of higher implementation costs associated with the restructuring program ($44 million), higher fixed manufacturing costs ($19 million) and the impact of divestitures ($18 million).

Currency movements increased net revenues by $467 million and operating income by $72 million.  These increases were due primarily to the weakness of the U.S. dollar against the euro, the Canadian dollar and certain other currencies.

The Company’s reported income tax rate decreased by 1.4 percentage points to 30.4%, due primarily to the settlement of an outstanding U.S. tax claim and the resolution of outstanding items in the Company’s international operations, as well as other benefits, including the impact of both the domestic manufacturers’ deduction provision and the dividend repatriation provision of the American Jobs Creation Act.  The 2004 tax rate reflects a $76 million favorable resolution of an outstanding tax item in the third quarter of 2004 and the reversal of tax accruals that were no longer required due to tax events that occurred during the first quarter of 2004.  Upon the closure of current and future tax audits in various jurisdictions, significant income tax accrual reversals could occur.

Earnings from continuing operations of $2,131 million increased $139 million (7.0%), due primarily to higher operating income and a lower income tax rate.  Diluted EPS from continuing operations, which was $1.26, increased by 8.6%.

(Loss) earnings from discontinued operations, net of income taxes, decreased $317 million, due primarily to a loss on sale of $297 million in 2005.  The loss from discontinued operations was due primarily to the recording of additional tax expense that arose from the sale of the sugar confectionery business in the second quarter of 2005.

Net earnings of $1,859 million decreased $178 million (8.7%).  Diluted EPS from net earnings, which was $1.10, decreased by 7.6%.

Consolidated Results of Operations for the Three Months Ended September 30, 2005

The following discussion compares consolidated operating results for the three months ended September 30, 2005, with the three months ended September 30, 2004.

Volume increased 0.3%, due primarily to higher U.S. ready-to-drink beverage shipments and growth in Latin America, partially offset by declines in certain international countries (most notably Germany) and the impact of divestitures.  Excluding divestitures, volume increased 1.3%.

Net revenues increased $339 million (4.4%), due primarily to higher volume/mix ($205 million), favorable currency ($118 million) and higher net pricing ($70 million, reflecting commodity-driven pricing, partially offset by increased promotional spending), partially offset by the impact of divested businesses ($58 million).

Operating income decreased $84 million (6.8%), due primarily to unfavorable costs, net of higher pricing ($99 million, due primarily to higher commodity costs and increased promotional spending), higher marketing, administration and research costs ($86 million, including higher benefit and marketing costs), higher fixed manufacturing costs ($15 million), the net impact of higher implementation costs associated with the restructuring program ($9 million) and the impact of divestitures ($7 million), partially offset by higher volume/mix ($85 million), favorable currency ($27 million), lower pre-tax charges for asset impairment and exit costs ($18 million) and the 2004 loss on the sale of a business ($8 million).

Currency movements increased net revenues by $118 million and operating income by $27 million.  These increases were due primarily to the weakness of the U.S. dollar against the Canadian dollar and Latin American currencies.

The Company’s reported income tax rate increased by 4.8 percentage points to 33.1%, due primarily to a $76 million favorable resolution of an outstanding tax item in the third quarter of 2004.

Earnings from continuing operations of $674 million decreased $92 million (12.0%), due primarily to lower operating income and a higher income tax rate.  Diluted EPS from continuing operations, which was $0.40, decreased by 11.1%.

Net earnings of $674 million decreased $105 million (13.5%).  Diluted EPS from net earnings, which was $0.40, decreased by 13.0%.

Operating Results by Business Segment

Kraft North America Commercial

Operating Results

The following discussion compares Kraft North America Commercial’s operating results for the nine months ended September 30, 2005 with the nine months ended September 30, 2004.

	For the Nine Months Ended September 30,
	2005	2004
	(in millions)
Volume (in pounds):
U.S. Beverages	2,409	2,311
U.S. Cheese, Canada & North America Foodservice	3,220	3,295
U.S. Convenient Meals	1,685	1,675
U.S. Grocery	1,270	1,278
U.S. Snacks & Cereals	1,825	1,792
Volume (in pounds)	10,409	10,351

Net revenues:
U.S. Beverages	$2,116	$1,961
U.S. Cheese, Canada & North America Foodservice	5,510	5,334
U.S. Convenient Meals	3,304	3,189
U.S. Grocery	1,761	1,800
U.S. Snacks & Cereals	4,164	3,975
Net revenues	$16,855	$16,259

Operating companies income:
U.S. Beverages	$394	$426
U.S. Cheese, Canada & North America Foodservice	790	697
U.S. Convenient Meals	553	593
U.S. Grocery	514	676
U.S. Snacks & Cereals	665	531
Operating companies income	$2,916	$2,923

Volume increased 0.6%, due to the acquisition of Veryfine in the U.S. Beverages segment, partially offset by the impact of divestitures.  Excluding acquisitions and divestitures, volume increased 0.1%.

Net revenues increased $596 million (3.7%), due primarily to higher volume/mix ($315 million), higher net pricing ($167 million, reflecting commodity-driven price increases primarily on coffee, nuts, cheese and meats, partially offset by increased promotional spending), favorable currency ($128 million) and the impact of acquisitions ($41 million), partially offset by the impact of divestitures ($59 million).  Revenue growth reflects positive mix across much of the portfolio, commodity-driven pricing, volume gains driven by cereals, biscuits, meats and desserts, and the benefit of higher marketing.  These were partially offset by weaker category trends in certain products, such as coffee and nuts, due to higher retail prices.

Operating companies income decreased $7 million (0.2%), due primarily to higher marketing, administration and research costs ($239 million, including higher benefit costs), unfavorable costs, net of higher pricing ($33 million, including higher commodity costs and increased promotional spending) and the net impact of higher implementation costs associated with the restructuring program ($30 million), partially offset by lower pre-tax charges for asset impairment and exit costs ($165 million), higher volume/mix ($108 million) and favorable currency ($22 million).

The following discusses operating results within each of Kraft North America Commercial’s reportable segments.

U.S. Beverages.  Volume increased 4.2%, due primarily to refreshment beverages, partially offset by a decline in coffee.  Refreshment beverages volume increased, due primarily to the 2004 acquisition of Veryfine, partially offset by lower shipments in ready-to-drink beverages, due to category softness and lower retail inventories.  In coffee, volume declined due to the impact of commodity-driven price increases on category consumption, although volume grew in premium brand coffee.

Net revenues increased $155 million (7.9%), due primarily to higher pricing, net of increased promotional spending ($69 million, reflecting commodity-driven pricing in coffee), higher volume/mix ($52 million) and the impact of the 2004 Veryfine acquisition ($34 million).  Refreshment beverages net revenues increased, due primarily to expanded distribution of Veryfine and new product introductions in sugar-free powdered beverages.  Coffee net revenues increased, due primarily to increased prices and positive mix driven by volume growth in premium brands.

Operating companies income decreased $32 million (7.5%), due primarily to higher marketing, administration and research costs ($58 million, including higher benefit costs) and unfavorable costs, net of higher pricing ($26 million, including higher commodity costs and higher promotional spending), partially offset by higher volume/mix ($44 million) and lower pre-tax charges for asset impairment and exit costs ($7 million).

U.S. Cheese, Canada & North America Foodservice.  Volume decreased 2.3%, due primarily to the impact of the divestiture of the U.S. yogurt business and lower shipments in Canada, partially offset by gains in foodservice.  In cheese, volume declined due primarily to the impact of the yogurt divestiture, partially offset by gains in cream cheese, natural cheese, cottage cheese and grated cheese.  Volume declined in Canada, due primarily to lower shipments of grocery products, ready-to-drink beverages, coffee and desserts.  Volume in the foodservice business increased, due primarily to the 2004 acquisition of the Veryfine beverage business.

Net revenues increased $176 million (3.3%), due primarily to favorable currency ($128 million), higher pricing, net of increased promotional spending ($47 million, reflecting commodity-driven pricing in late 2004), favorable volume/mix ($41 million) and the impact of acquisitions ($7 million), partially offset by the impact of divestitures ($47 million).  Canada net revenues increased, due primarily to favorable currency and the impact of cheese and coffee pricing, partially offset by increased promotional spending and lower volume.  Cheese net revenues also increased, reflecting commodity-driven pricing from 2004, partially offset by increased promotional spending and the divestiture of the yogurt business.  In foodservice, net revenues increased, due primarily to favorable currency and the impact of the 2004 Veryfine acquisition.

Operating companies income increased $93 million (13.3%), due primarily to lower pre-tax charges for asset impairment and exit costs ($71 million), higher pricing and favorable costs ($58 million, including increased promotional spending), favorable currency ($22 million) and favorable volume/mix ($9 million), partially offset by higher marketing, administration and research costs ($49 million, including higher benefit costs), the net impact of higher implementation costs associated with the restructuring program ($10 million) and higher fixed manufacturing costs ($5 million, including higher benefit costs).

U.S. Convenient Meals.  Volume increased 0.6%, as higher shipments in meats were partially offset by a decline in pizza and meals.  Meats volume increased, aided by higher shipments of cold cuts and new product introductions.  Meals volume declined, due primarily to the discontinuation of a product line, partially offset by new product introductions.  In pizza, volume declined, due primarily to increased competitive activity, partially offset by new product introductions.

Net revenues increased $115 million (3.6%), due primarily to higher volume/mix ($101 million) and higher pricing, net of increased promotional spending ($14 million, reflecting commodity-driven pricing in meats and pizza).  Meats net revenues increased, due primarily to higher volume and commodity-driven price increases, partially offset by increased promotional spending.  Pizza net revenues increased, driven by positive mix from new products and the impact of commodity-driven price increases, partially offset by increased promotional spending.  In meals, net revenues declined due primarily to the discontinuation of a product line and increased promotional spending, partially offset by improved mix.

Operating companies income decreased $40 million (6.7%), due primarily to higher marketing, administration and research costs ($56 million, including higher benefit costs) and higher fixed manufacturing costs ($5 million) and the net impact of higher implementation costs associated with the restructuring program ($2 million), partially offset by higher pricing, net of unfavorable costs ($10 million, including higher commodity costs and increased promotional spending), higher volume/mix ($7 million) and lower pre-tax charges for asset impairment and exit costs ($6 million).

U.S. Grocery.  Volume decreased 0.6%, due primarily to a decline in enhancers, partially offset by gains in desserts.  In enhancers, the volume decline was driven by lower shipments of barbeque sauces and salad dressings, reflecting competitive activity, partially offset by gains in spoonable dressings.  In desserts, volume increased, aided by new product introductions in refrigerated ready-to-eat desserts, partially offset by declines in dry packaged desserts and the impact of the fruit snacks divesture.

Net revenues decreased $39 million (2.2%), due primarily to lower volume/mix ($30 million) and the impact of divestitures ($12 million), partially offset by higher pricing, net of increased promotional spending ($3 million).  Enhancers net revenues decreased, driven by lower volume.  Desserts net revenues decreased, due primarily to the impact of the fruit snacks divestiture and declines in dry packaged desserts, due to lapping strong year-ago sugar-free growth, partially offset by gains in marshmallows and new product introductions in refrigerated ready-to-eat desserts.

Operating companies income decreased $162 million (24.0%), due primarily to higher pre-tax charges for asset impairment and exit costs ($86 million), unfavorable costs, net of higher pricing ($31 million, driven by higher commodity costs and increased promotional spending), lower volume/mix ($27 million) and higher marketing, administration and research costs ($15 million, including higher benefit costs).

U.S. Snacks & Cereals.  Volume increased 1.8%, as gains in cereals and biscuits were partially offset by a decline in salted snacks.  Cereals volume increased due primarily to new product introductions and channel expansion in ready-to-eat cereals.  In biscuits, volume increased due primarily to new product introductions in cookies.  In salted snacks, volume declined due to higher commodity-driven pricing on snack nuts and increased competitive activity.

Net revenues increased $189 million (4.8%), due primarily to higher volume/mix ($151 million) and higher pricing, net of increased promotional spending ($34 million, reflecting commodity-driven pricing in snack nuts).  Biscuits net revenues increased, driven by new product introductions and improved mix in crackers.  Cereals net revenues also increased, due primarily to new product introductions and higher shipments and pricing of ready-to-eat cereals.  Salted snacks net revenues were flat to prior year, as lower volume was offset by higher prices.

Operating companies income increased $134 million (25.2%), due primarily to lower pre-tax charges for asset impairment and exit costs ($167 million), higher volume/mix ($75 million) and lower fixed manufacturing costs ($17 million), partially offset by higher marketing, administration and research costs ($61 million, driven by higher marketing and benefit costs), unfavorable costs, net of higher pricing ($44 million, driven by higher commodity costs and increased promotional spending) and the net impact of higher implementation costs associated with the restructuring program ($20 million).

Kraft International Commercial

Operating Results

The following discussion compares Kraft International Commercial’s operating results for the nine months ended September 30, 2005 with the nine months ended September 30, 2004.

	For the Nine Months Ended September 30,
	2005	2004
	(in millions)

Volume (in pounds):
Europe, Middle East & Africa	2,025	2,078
Latin America & Asia Pacific	1,626	1,632
Volume (in pounds)	3,651	3,710

Net revenues:
Europe, Middle East & Africa	$5,593	$5,261
Latin America & Asia Pacific	2,002	1,864
Net revenues	$7,595	$7,125

Operating companies income:
Europe, Middle East & Africa	$576	$462
Latin America & Asia Pacific	216	171
Operating companies income	$792	$633

Volume decreased 1.6%, due primarily to the effect of commodity-driven pricing and the impact of divestitures.

Net revenues increased $470 million (6.6%), due primarily to favorable currency ($339 million), higher pricing, net of increased promotional spending ($112 million, including commodity-driven pricing) and favorable volume/mix ($71 million), partially offset by the impact of divestitures ($53 million).  Net revenues were up in numerous markets, including developing markets, driven by significant growth in Russia and Ukraine.  In addition, net revenues increased in several Western European markets, partially offset by a decline in Germany due to lower volume, reflecting price increases in coffee.

Operating companies income increased $159 million (25.1%), due primarily to the 2005 gain and 2004 loss on sales of businesses ($124 million), lower pre-tax charges for asset impairment and exit costs ($94 million), favorable volume/mix ($64 million) and favorable currency ($50 million), partially offset by unfavorable costs and increased promotional spending, net of higher pricing ($102 million, including higher commodity costs), higher fixed manufacturing costs ($24 million), higher marketing, administration and research costs ($17 million, including higher benefit costs, partially offset by $16 million of income from the recovery of receivables previously written off), the impact of divestitures ($16 million) and the net impact of higher implementation costs associated with the restructuring program ($14 million).

The following discusses operating results within each of Kraft International Commercial’s reportable segments.

Europe, Middle East & Africa.  Volume decreased 2.6%, due primarily to lower volume in Germany and the divestiture of the U.K. desserts business in the first quarter of 2005, partially offset by growth in developing markets, including Russia, Ukraine and the Middle East.  In grocery, volume declined, due to the divestiture of the U.K. desserts business in the first quarter of 2005 and lower results in Egypt and Germany.  Beverages volume declined, driven by lower coffee shipments in Germany, due to commodity-driven price increases, partially offset by higher refreshment beverage shipments in the Middle East and higher coffee shipments in Russia and Ukraine.  Convenient meals volume declined, due primarily to lower market performance in the

United Kingdom and lower promotions in Germany.  In snacks, volume declined, as lower biscuits volume in Egypt was partially offset by gains in confectionery, benefiting from growth in Russia and Ukraine.

Net revenues increased $332 million (6.3%), due primarily to favorable currency ($262 million), favorable volume/mix ($57 million), higher pricing, net of increased promotional spending ($47 million, reflecting commodity-driven pricing in coffee), partially offset by the impact of divestitures ($34 million).  Significant growth in Russia and Ukraine was partially offset by a decline in Germany.

Operating companies income increased $114 million (24.7%), due primarily to the 2005 gain on the sale of the U.K. desserts business ($115 million), lower pre-tax charges for asset impairment and exit costs ($82 million), favorable volume/mix ($51 million), favorable currency ($32 million) and lower fixed manufacturing costs ($5 million), partially offset by unfavorable costs, net of higher pricing ($134 million, due primarily to higher commodity costs and increased promotional spending), the impact of divestitures ($15 million), the net impact of higher implementation costs associated with the restructuring program ($14 million) and higher marketing, administration and research costs ($8 million).

Latin America & Asia Pacific.  Volume decreased 0.4%, due primarily to lower shipments in several Latin American markets and China, partially offset by growth in Southeast Asia.  Grocery volume declined, due primarily to lower shipments in Brazil and Central America.  Snacks volume also declined, impacted by increased biscuit competition in Brazil and China, partially offset by higher shipments in Venezuela.  In beverages, volume increased, due primarily to refreshment beverage gains in the Philippines and Brazil.

Net revenues increased $138 million (7.4%), due primarily to favorable currency ($77 million), higher pricing, net of increased promotional spending ($65 million) and favorable volume/mix ($14 million), partially offset by the impact of divestitures ($19 million).  Net revenues increased in several geographies, benefiting from higher volume and pricing in Brazil and Venezuela, and increased refreshment beverage shipments in the Philippines.  Net revenues declined in China, where the Company faced increased competitive activity in biscuits.

Operating companies income increased $45 million (26.3%), due primarily to higher pricing, net of unfavorable costs ($32 million, including increased promotional spending), favorable currency ($18 million), favorable volume/mix ($13 million), lower pre-tax charges for asset impairment and exit costs ($12 million) and the 2005 gain and 2004 loss on sales of businesses ($9 million), partially offset by higher fixed manufacturing costs ($29 million), higher marketing, administration and research costs ($9 million, including higher marketing and benefit costs, partially offset by $16 million of income from the recovery of receivables previously written off).

Kraft North America Commercial

Operating Results

The following discussion compares Kraft North America Commercial’s operating results for the three months ended September 30, 2005 with the three months ended September 30, 2004.

	For the Three Months Ended September 30,
	2005	2004
	(in millions)
Volume (in pounds):
U.S. Beverages	784	738
U.S. Cheese, Canada & North America Foodservice	1,037	1,069
U.S. Convenient Meals	559	558
U.S. Grocery	364	364
U.S. Snacks & Cereals	622	613
Volume (in pounds)	3,366	3,342

Net revenues:
U.S. Beverages	$671	$607
U.S. Cheese, Canada & North America Foodservice	1,819	1,788
U.S. Convenient Meals	1,118	1,088
U.S. Grocery	512	520
U.S. Snacks & Cereals	1,431	1,368
Net revenues	$5,551	$5,371

Operating companies income:
U.S. Beverages	$105	$118
U.S. Cheese, Canada & North America Foodservice	252	279
U.S. Convenient Meals	186	209
U.S. Grocery	165	196
U.S. Snacks & Cereals	240	254
Operating companies income	$948	$1,056

Volume increased 0.7%, due primarily to higher shipments in the U.S. Beverages segment, partially offset by the impact of the yogurt divestiture.

Net revenues increased $180 million (3.4%), due primarily to higher volume/mix ($165 million), favorable currency ($45 million) and higher pricing, net of increased promotional spending ($5 million, reflecting commodity-driven price increases), partially offset by the impact of divestitures ($39 million).  Revenue growth reflects positive mix across much of the portfolio and volume gains in beverages, cereals, meats and biscuits.  These were partially offset by weaker category trends in certain products, such as coffee and nuts, due to higher retail prices.

Operating companies income decreased $108 million (10.2%), due primarily to higher marketing, administration and research costs ($83 million, including benefit costs), unfavorable costs, net of higher pricing ($81 million, including higher commodity costs and higher promotional spending), the net impact of higher implementation costs associated with the restructuring program ($7 million) and higher fixed manufacturing costs ($4 million), partially offset by higher volume/mix ($61 million), favorable currency ($8 million) and lower pre-tax charges for asset impairment and exit costs ($3 million).

The following discusses operating results within each of Kraft North America Commercial’s reportable segments.

U.S. Beverages.  Volume increased 6.2%, due primarily to higher shipments of refreshment beverages, partially offset by a decline in coffee.  Refreshment beverages volume increased, due primarily to higher shipments of ready-to-drink beverages and expanded distribution of the 2004 Veryfine acquisition.  In coffee, volume declined due to the impact of commodity-driven price increases on category consumption, although volume grew in premium brand coffee.

Net revenues increased $64 million (10.5%), due primarily to higher volume/mix ($34 million) and higher pricing and lower promotional spending ($30 million, reflecting commodity-driven pricing in coffee).  Coffee net revenues increased, due primarily to higher prices and positive mix driven by growth in premium brands, partially offset by lower volume resulting from a decline in category consumption due to higher retail pricing.  Refreshment beverages net revenues also increased, due primarily to higher shipments of ready-to-drink beverages, new product introductions in sugar-free powdered beverages and expanded distribution of the 2004 Veryfine acquisition.

Operating companies income decreased $13 million (11.0%), due primarily to higher costs, net of higher pricing ($15 million, including higher commodity costs), higher marketing, administration and research costs ($14 million) and higher fixed manufacturing costs ($4 million, including higher benefit costs), partially offset by higher volume/mix ($20 million).

U.S. Cheese, Canada & North America Foodservice.  Volume decreased 3.0%, due primarily to the impact of the divestiture of the U.S. yogurt business and lower shipments in Canada and foodservice.  In cheese, volume declined, due primarily to the impact of the divestiture of the yogurt business, partially offset by higher shipments of natural cheese, cream cheese and cottage cheese.  Volume in the foodservice business declined, due primarily to lower shipments of meat, dairy, biscuits and ingredients.  Volume also declined in Canada, due primarily to lower shipments of grocery products.

Net revenues increased $31 million (1.7%), due primarily to favorable currency ($45 million) and favorable volume/mix ($36 million), partially offset by higher promotional spending and lower pricing ($28 million) and the impact of divestitures ($22 million).  Canadian net revenues increased, due primarily to favorable currency and increased cheese and coffee prices, partially offset by lower volume.  Cheese net revenues declined, due primarily to the impact of the divestiture of the yogurt business and lower commodity-driven pricing, partially offset by volume gains in natural cheese and cream cheese.  Foodservice net revenues declined, due primarily to lower volume and lower commodity-driven pricing in meats and dairy.

Operating companies income decreased $27 million (9.7%), due primarily to higher promotional spending and lower pricing, net of favorable costs ($22 million), higher marketing, administration and research costs ($15 million, including higher benefit costs), the net impact of higher implementation costs associated with the restructuring program ($4 million) and the impact of divestitures ($2 million), partially offset by favorable volume/mix ($11 million) and favorable currency ($8 million).

U.S. Convenient Meals.  Volume increased 0.2%, as higher shipments in meats were partially offset by declines in meals and pizza.  Meats volume increased, aided by higher shipments of cold cuts and new product introductions.  In pizza, volume declined, due primarily to a shift to lower weight, higher revenue per pound products, partially offset by new product introductions.  In meals, volume also declined, due to the discontinuation of a product line and lower shipments of dinners and stuffing, partially offset by new product introductions.

Net revenues increased $30 million (2.8%), due primarily to higher volume/mix ($35 million), partially offset by lower pricing and lower promotional spending ($5 million, reflecting lower commodity-driven pricing in meats).  Meats net revenues increased, due primarily to increased volume and positive mix.  Pizza net revenues increased, due primarily to positive mix driven by new products.  In meals, net revenues declined due to lower shipments and higher promotional spending.

Operating companies income decreased $23 million (11.0%), due primarily to higher marketing, administration and research costs ($21 million, including higher benefit costs) and higher fixed manufacturing costs ($3 million), partially offset by higher volume/mix.

U.S. Grocery.  Volume was flat to prior year, as gains in enhancers were offset by the impact of the fruit snacks divestiture.  In desserts, volume decreased, due primarily to the impact of the fruit snacks divestiture, partially offset by higher shipments of refrigerated ready-to-eat desserts and compartment snacks.  Enhancers volume increased, aided by new product introductions, partially offset by declines in spoonable salad dressings.

Net revenues decreased $8 million (1.5%), due primarily to the impact of fruit snacks divestiture ($17 million), partially offset by favorable volume/mix ($5 million) and higher pricing ($4 million).  Desserts net revenues decreased, due primarily to the impact of the fruit snacks divestiture and unfavorable mix due to strong sugar-free dry packaged desserts shipments in 2004, partially offset by the impact of new product introductions.  Enhancers net revenues increased due to lower trade spending.

Operating companies income decreased $31 million (15.8%), due primarily to higher marketing, administration and research costs ($15 million, including higher benefit costs) and unfavorable costs, net of higher pricing ($15 million, including higher packaging and energy costs).

U.S. Snacks & Cereals.  Volume increased 1.5%, as gains in cereals and biscuits were partially offset by a decline in salted snacks.  Cereals volume increased, due primarily to super store channel growth and new product introductions.  Biscuit volume also increased, aided by new product introductions in cookies, partially offset by increased competitive activity and lower consumption in crackers.  In salted snacks, volume declined due to higher commodity-driven pricing on snack nuts and increased competitive activity.

Net revenues increased $63 million (4.6%), due primarily to higher volume/mix ($55 million) and higher pricing, net of increased promotional spending ($4 million, reflecting commodity-driven pricing in snack nuts).  Cereals net revenues increased, due primarily to volume growth and increased pricing.  Biscuits net revenues increased, due primarily to new product introductions and favorable volume/mix in cookies.  Salted snacks net revenues also increased, as higher prices and positive mix were partially offset by lower volume.

Operating companies income decreased $14 million (5.5%), due primarily to unfavorable costs, net of higher pricing ($29 million, including higher commodity costs and increased promotional spending), higher marketing, administration and research costs ($18 million, including higher benefit costs) and the net impact of higher implementation costs associated with the restructuring program ($3 million), partially offset by higher volume/mix ($28 million), lower fixed manufacturing costs ($6 million) and lower pre-tax charges for asset impairment and exit costs ($3 million).

Kraft International Commercial

Operating Results

The following discussion compares Kraft International Commercial’s operating results for the three months ended September 30, 2005 with the three months ended September 30, 2004.

	For the Three Months Ended September 30,
	2005	2004
	(in millions)

Volume (in pounds):
Europe, Middle East & Africa	663	695
Latin America & Asia Pacific	564	542
Volume (in pounds)	1,227	1,237

Net revenues:
Europe, Middle East & Africa	$1,798	$1,736
Latin America & Asia Pacific	708	611
Net revenues	$2,506	$2,347

Operating companies income:
Europe, Middle East & Africa	$163	$167
Latin America & Asia Pacific	89	57
Operating companies income	$252	$224

Volume decreased 0.8%, due primarily to the effect of higher commodity-driven pricing and the impact of divestitures, partially offset by higher shipments in Latin America.

Net revenues increased $159 million (6.8%), due primarily to favorable currency ($73 million), higher pricing, net of increased promotional spending ($65 million, reflecting commodity-driven pricing) and favorable volume/mix ($40 million), partially offset by the impact of divestitures ($19 million).  The increased net revenues were driven by developing markets, partially offset by net revenue declines in Germany due to lower volume, reflecting price increases in coffee.

Operating companies income increased $28 million (12.5%), due primarily to favorable volume/mix ($24 million), favorable currency ($19 million), lower pre-tax charges for asset impairment and exit costs ($15 million) and the 2004 loss on sales of businesses ($8 million), partially offset by unfavorable costs and increased promotional spending, net of higher pricing ($18 million, including higher commodity costs), higher fixed manufacturing costs ($11 million), the impact of divestitures ($5 million), higher marketing, administration and research costs ($3 million) and the net impact of the higher implementation costs associated with the restructuring program ($2 million).

The following discusses operating results within each of Kraft International Commercial’s reportable segments.

Europe, Middle East & Africa.  Volume decreased 4.6%, due primarily to lower volume in Germany and the divestiture of the U.K. desserts business in the first quarter of 2005, partially offset by growth in Ukraine and Russia.  Beverages volume decreased, driven by lower coffee shipments in Germany, due to commodity-driven price increases and lower refreshment beverage shipments in the Middle East, partially offset by higher coffee shipments in Russia and Ukraine.  In grocery, volume also declined, due to the divestiture of the U.K. desserts business in the first quarter of 2005 and lower results in Egypt and Germany.  Convenient meals volume declined due to lower shipments in the United Kingdom and Germany.  In snacks, volume declined, due primarily to lower biscuits volume in Egypt and lower confectionery volume in Germany, partially offset by gains in confectionery in Ukraine and Russia.

Net revenues increased $62 million (3.6%), due primarily to higher pricing, net of increased promotional spending ($43 million, reflecting commodity-driven pricing), favorable currency ($23 million) and favorable volume/mix ($11 million), partially offset by the impact of divestitures ($15 million).  Significant growth in Russia and Ukraine, and gains in several Western European markets were partially offset by a decline in Germany.

Operating companies income decreased $4 million (2.4%), due primarily to unfavorable costs and increased promotional spending, net of higher pricing ($33 million, including higher commodity costs), the impact of divestitures ($6 million) and the net impact of the higher implementation costs associated with the restructuring program ($2 million), partially offset by lower pre-tax charges for asset impairment and exit costs ($16 million), favorable volume/mix ($10 million), favorable currency ($6 million) and lower marketing, administration and research costs ($4 million).

Latin America & Asia Pacific.  Volume increased 4.1%, due primarily to higher shipments in Brazil and Venezuela and growth in Southeast Asia, partially offset by lower shipments in China.  In beverages, volume increased, due primarily to increased refreshment beverage shipments across most markets in Latin America and Southeast Asia, driven by promotions.  Snacks volume also increased due to higher biscuit shipments in Brazil and Venezuela, partially offset by lower volume in China caused by increased biscuit competition.  In grocery, volume declined, due primarily to lower shipments in Brazil.  Cheese & dairy volume also declined, due to lower shipments in Japan and Australia.  Convenient meals volume decreased, due primarily to lower shipments in Argentina.

Net revenues increased $97 million (15.9%), due primarily to favorable currency ($50 million), higher volume/mix ($29 million) and higher pricing, net of increased promotional spending ($22 million), partially offset by the impact of divestitures ($4 million).  Net revenues were up in numerous markets, driven by double-digit growth in Brazil and Venezuela, due primarily to higher volume and pricing, and in Southeast Asia, due primarily to higher refreshment beverage shipments.

Operating companies income increased $32 million (56.1%), due primarily to higher pricing, net of unfavorable costs and increased promotional spending ($15 million), higher volume/mix ($14 million), favorable currency ($13 million) and the 2004 loss on sales of businesses ($8 million), partially offset by higher fixed manufacturing costs ($12 million) and higher marketing, administration and research costs ($7 million, including increased infrastructure costs and higher marketing spending).

Financial Review

Net Cash Provided by Operating Activities

During the first nine months of 2005, net cash provided by operating activities was $2,038 million, compared with $2,488 million in the comparable 2004 period.  The decrease in net cash provided by operating activities was due primarily to an increase in income tax payments, an increase in cash payments associated with the restructuring program and lower earnings, partially offset by lower pension plan contributions.  The increase in income tax payments was due primarily to taxes associated with the Company’s divestiture of the sugar confectionery business which resulted in tax related obligations of $426 million, of which $359 million was paid in the third quarter of 2005.  The remainder is expected to be paid primarily in the fourth quarter of 2005.

Net Cash Provided by (Used in) Investing Activities

One element of the growth strategy of the Company is to strengthen its brand portfolios through disciplined programs of selective acquisitions and divestitures.  The Company is constantly reviewing potential acquisition candidates and from time to time sells businesses to accelerate the shift in its portfolio toward businesses –

whether global, regional or local – that offer the Company a sustainable competitive advantage.  The impact of future acquisitions or divestitures could have a material impact on the Company’s cash flows, and future sales of businesses could in some cases result in losses on sale.

During the first nine months of 2005, net cash provided by investing activities was $889 million, compared with net cash used in investing activities of $677 million in the first nine months of 2004.  The cash provided by investing activities in the first nine months of 2005 includes the proceeds received from sales of businesses, including the sugar confectionery business, fruit snacks business, U.K. desserts business, U.S. yogurt business and a minor trademark in Mexico.  During the first nine months of 2004, the Company sold a Brazilian snack nuts business and acquired the Veryfine U.S.-based beverage business.

Capital expenditures for the first nine months of 2005 were $784 million, compared with $574 million in the first nine months of 2004, reflecting higher spending in support of growth and productivity initiatives.  The Company expects full-year capital expenditures to be above full-year 2004 expenditures of $1.0 billion, including capital expenditures required for the restructuring program.  These expenditures are expected to be funded from operations.

Net Cash Used in Financing Activities

During the first nine months of 2005, net cash used in financing activities was $3.0 billion, compared with $2.1 billion during the first nine months of 2004.  The increase in net cash used in financing activities is due primarily to the repayment of debt.

Debt and Liquidity

Debt.  The Company’s total debt, including amounts due to Altria Group, Inc. and affiliates, was $11.3 billion at September 30, 2005, and $12.5 billion at December 31, 2004.  The Company’s debt-to-equity ratio was 0.38 at September 30, 2005, and 0.42 at December 31, 2004.  The Company’s debt-to-capitalization ratio was 0.28 at September 30, 2005, and 0.30 at December 31, 2004.

At September 30, 2005 and December 31, 2004, the Company had short-term amounts payable to Altria Group, Inc. and affiliates of $524 million and $227 million, respectively.  Interest on intercompany borrowings is based on the applicable London Interbank Offered Rate.

Credit Lines.  The Company maintains revolving credit facilities that have historically been used to support the issuance of commercial paper.  In April 2005, the Company terminated its $2.0 billion, multi-year revolving credit facility expiring in July 2006 and its $2.5 billion, 364-day revolving credit facility expiring in July 2005 and replaced them with a new $4.5 billion, multi-year revolving credit facility that expires in April 2010.  At September 30, 2005, the credit line for the Company and the related activity were as follows (in billions of dollars):

	September 30, 2005
Type	Credit Line	Amount Drawn	Commercial Paper Outstanding

Multi-year	$4.5	$—	$0.9

The Company’s new $4.5 billion, multi-year revolving credit facility expiring in April 2010, which is for its sole use, requires the maintenance of a minimum net worth of $20.0 billion, up from $18.2 billion required in each of the previous facilities.  At September 30, 2005, the Company’s net worth was $29.8 billion.  The Company expects to continue to meet this covenant.  The new, multi-year revolving credit facility does not include any other financial tests, any credit rating triggers or any provisions that could require the posting of collateral.  The new, multi-year revolving credit facility enables the Company to reclassify short-term debt on a long-term basis.  At September 30, 2005, the Company did not reclassify any short-term debt as long-term debt.  The Company expects to refinance long-term and short-term debt from time to time.  The nature and amount of the Company’s long-term and short-term debt and the proportionate amount of each can be expected to vary as a result of future business requirements, market conditions and other factors.

In addition to the above, certain international subsidiaries of Kraft maintain uncommitted credit lines to meet the short-term working capital needs of the international businesses.  These credit lines, which amounted to approximately $600 million as of September 30, 2005, are for the sole use of the Company’s international businesses.  At September 30, 2005, borrowings on these lines amounted to approximately $168 million.

Guarantees.  As discussed in Note 7. Contingencies, the Company had third-party guarantees, which are primarily derived from acquisition and divestiture activities, of approximately $25 million at September 30, 2005.  Substantially all of these guarantees expire through 2013, with $9 million expiring through September 30, 2006.  The Company is required to perform under these guarantees in the event that a third party fails to make contractual payments or achieve performance measures.  The Company has a liability of $19 million on its condensed consolidated balance sheet at September 30, 2005, relating to these guarantees.

In addition, at September 30, 2005, the Company was contingently liable for $117 million of guarantees related to its own performance.  These include surety bonds related to dairy commodity purchases and guarantees related to the payment of custom duties and taxes, and letters of credit.

Guarantees do not have, and are not expected to have, a significant impact on the Company’s liquidity.

The Company believes that its cash from operations and existing credit facility will provide sufficient liquidity to meet its working capital needs, planned capital expenditures, future contractual obligations and payment of its anticipated quarterly dividends.

Equity and Dividends

During December 2004, the Company completed its $700 million share repurchase program and began a $1.5 billion two-year share repurchase program.  During the first nine months of 2005 and 2004, the Company repurchased 25.3 million and 15.4 million shares, respectively, of its Class A common stock at a cost of $800 million and $487 million, respectively.  As of September 30, 2005, the Company had repurchased 26.7 million shares of its Class A common stock, under its $1.5 billion authority, at an aggregate cost of $850 million.

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

Dividends paid in the first nine months of 2005 and 2004 were $1,049 million and $929 million, respectively, an increase of 12.9%, reflecting a higher dividend rate in 2005, partially offset by a lower number of shares outstanding as a result of Class A share repurchases.  During the third quarter of 2005, the Company’s Board of Directors approved a 12.2% increase in the current quarterly dividend rate to $0.23 per share on its Class A and Class B common stock.  As a result, the present annualized dividend rate is $0.92 per common share.  The declaration of dividends is subject to the discretion of Kraft’s Board of Directors and will depend on various factors, including the Company’s net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by Kraft’s Board of Directors.

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

During the nine months and three months ended September 30, 2005 and 2004, ineffectiveness related to cash flow hedges was not material.  At September 30, 2005, the Company was hedging forecasted transactions for periods not exceeding fifteen months and expects substantially all amounts reported in accumulated other comprehensive earnings (losses) to be reclassified to the consolidated statement of earnings within the next twelve months.

Foreign exchange rates.  The Company uses forward foreign exchange contracts and foreign currency options to mitigate its exposure to changes in exchange rates from third-party and intercompany actual and forecasted transactions.  Substantially all of the Company’s derivative financial instruments are effective as hedges.  The primary currencies to which the Company is exposed, based on the size and location of its businesses, include the euro, Swiss franc, British pound and Canadian dollar.  At September 30, 2005 and December 31, 2004, the Company had foreign exchange option and forward contracts with aggregate notional amounts of $2.7 billion and $2.9 billion, respectively.  The effective portion of unrealized gains and losses associated with forward and option contracts is deferred as a component of accumulated other comprehensive earnings (losses) until the underlying hedged transactions are reported on the Company’s consolidated statement of earnings.

Commodities.  The Company is exposed to price risk related to forecasted purchases of certain commodities used as raw materials by its businesses.  Accordingly, the Company uses commodity forward contracts as cash flow hedges, primarily for coffee, cocoa, milk and cheese.  Commodity futures and options are also used to hedge the price of certain commodities, including milk, coffee, cocoa, wheat, corn, sugar and soybean oil.  In general, commodity forward contracts qualify for the normal purchase exception under SFAS No. 133 and are, therefore, not subject to the provisions of SFAS No. 133.  At September 30, 2005 and December 31, 2004, the Company had net long commodity positions of $465 million and $443 million, respectively.  Unrealized gains or losses on net commodity positions were immaterial at September 30, 2005 and December 31, 2004.  The effective portion of unrealized gains and losses on commodity futures and option contracts is deferred as a component of accumulated other comprehensive earnings (losses) and is recognized as a component of cost of sales in the Company’s consolidated statement of earnings when the related inventory is sold.

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

Each of the Company’s segments is subject to intense competition, changes in consumer preferences and demand for its products, including diet trends, the effects of changing prices for its raw materials and local economic and market conditions.  Their results are dependent upon their continued ability to promote brand equity successfully, to anticipate and respond to new consumer trends, to develop new products and markets, to broaden brand portfolios and to improve productivity.  The Company’s results are dependent upon its ability to address competitive challenges effectively, including price gaps with competitors’ products, increasing price-consciousness of consumers, ability to increase prices to cover increased costs, trends toward increasing consolidation in the retail trade and consequent pricing pressure and inventory reductions, and the growing presence of hard discount retailers, primarily in Europe, with an emphasis on private-label products.  The Company’s results are also dependent on its ability to consummate and successfully integrate acquisitions and to realize the cost savings and improved asset utilization contemplated by its restructuring program.  The Company may, from time to time, divest businesses that are less of a strategic fit within its portfolio, and its results may be impacted by either the gains or losses, or lost operating income, from the sales of those businesses.  In addition, the Company is subject to the effects of foreign economies, changes in tax requirements, currency movements, fluctuations in levels of customer inventories and credit and other business risks related to its customers operating in a challenging economic and competitive environment.  The Company’s results are affected by its access to credit markets, borrowing costs and credit ratings, which may in turn be influenced by the credit ratings of Altria Group, Inc.  The Company’s benefit expense is subject to the investment performance of pension plan assets, interest rates and cost increases for medical benefits offered to employees and retirees.  The Company’s assessment of the fair value of its operations for purposes of assessing impairment of goodwill and intangibles is based on discounting projections of future cash flows and is affected by the interest rate market and general economic and market conditions.  The food industry continues to be subject to recalls if products become adulterated or misbranded, liability if product consumption causes injury, ingredient disclosure and labeling laws and regulations and the possibility that consumers could lose confidence in the safety and quality of certain food products.  The food industry is also subject to concerns and/or regulations regarding genetically modified organisms and the health implications of obesity and trans-fatty acids.  Increased government regulation of the food industry could result in increased costs to the Company.

Item 4.  Controls and Procedures.

The Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.  Our management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, any change in the Company’s internal control over financial reporting and determined that there has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds.

The Company’s share repurchase program activity for each of the three months ended September 30, 2005 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1,- July 31, 2005	1,875,000	$30.73	15,553,613	$992,401,721

August 1,- August 31, 2005	5,360,000	$30.98	20,913,613	$826,347,383

September 1,- September 30, 2005	5,781,700	$30.50	26,695,313	$650,023,285

For the Quarter Ended September 30, 2005	13,016,700	$30.73

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

November 9, 2005