Form 10-K
period 2005-12-31
KRAFT FOODS INC
filed 2006-03-10
CIK 1103982

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2005

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

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

        Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

        The aggregate market value of the shares of Class A Common Stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on June 30, 2005, was approximately $8 billion. At February 28, 2006, there were 488,625,533 shares of the registrant's Class A Common Stock outstanding, and 1,180,000,000 shares of the registrant's Class B Common Stock outstanding.

Documents Incorporated by Reference

        Portions of the registrant's definitive proxy statement for use in connection with its annual meeting of shareholders to be held on April 25, 2006, filed with the Securities and Exchange Commission (the "SEC") on March 10, 2006, are incorporated in Part III hereof and made a part hereof.

PART I

Item 1.    Business.

(a)
General Development of Business

General

        Kraft Foods Inc. ("Kraft") was incorporated in 2000 in the Commonwealth of Virginia. Kraft, through its subsidiaries (Kraft and its subsidiaries are hereinafter referred to as the "Company"), is engaged in the manufacture and sale of packaged foods and beverages in the United States, Canada, Europe, Latin America, Asia Pacific, the Middle East and Africa.

        Prior to June 13, 2001, Kraft was a wholly owned subsidiary of Altria Group, Inc. On June 13, 2001, Kraft completed an initial public offering ("IPO") of 280,000,000 shares of its Class A common stock at a price of $31.00 per share. At December 31, 2005, Altria Group, Inc. held 98.3% of the combined voting power of Kraft's outstanding capital stock and owned 87.2% of the outstanding shares of Kraft's capital stock.

        In June 2005, the Company sold substantially all of its sugar confectionery business for pre-tax proceeds of approximately $1.4 billion. The Company has reflected the results of its sugar confectionery business prior to the closing date as discontinued operations on the consolidated statements of earnings for all years presented. The assets related to the sugar confectionery business were reflected as assets of discontinued operations held for sale on the consolidated balance sheet at December 31, 2004.

        In October 2005, the Company announced that, effective January 1, 2006, its Canadian business will be realigned to better integrate it into the Company's North American business by product category. Beginning in the first quarter of 2006, the operating results of the Canadian business will be reported throughout the North American food segments. In addition, in the first quarter of 2006, the Company's international businesses will be realigned to reflect the reorganization announced within Europe in November 2005. Beginning in the first quarter of 2006, the operating results of the Company's international businesses will be reported in two revised segments—European Union; and Developing Markets, Oceania and North Asia, the latter to reflect the Company's increased management focus on developing markets. Accordingly, prior period segment results will be restated.

        In January 2004, the Company announced a three-year restructuring program with the objectives of leveraging the Company's global scale, realigning and lowering its cost structure, and optimizing capacity utilization. As part of this program, the Company anticipates the closure or sale of up to 20 plants and the elimination of approximately 6,000 positions. From 2004 through 2006, the Company expects to incur approximately $1.2 billion in pre-tax charges, reflecting asset disposals, severance and other implementation costs, including $297 million and $641 million incurred in 2005 and 2004, respectively. Approximately 60% of the pre-tax charges are expected to require cash payments. In addition, in January 2006, the Company announced plans to expand its restructuring efforts beyond those originally contemplated. Additional pre-tax charges are anticipated to be $2.5 billion from 2006 to 2009, of which approximately $1.6 billion are expected to require cash payments. These charges will result in the anticipated closure of up to 20 additional facilities and the elimination of approximately 8,000 additional positions. Initiatives under the expanded program include additional organizational streamlining and facility closures. The entire restructuring program is expected to ultimately result in $3.7 billion in pre-tax charges, the closure of up to 40 facilities and the elimination of approximately 14,000 positions. Approximately $2.3 billion of the $3.7 billion in pre-tax charges are expected to require cash payments.

Source of Funds—Dividends

        Because Kraft is a holding company, its principal source of funds is dividends from its subsidiaries. Kraft's principal wholly owned subsidiaries currently are not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their common stock.

(b)
Financial Information About Segments

        The Company manufactures and markets packaged food products, consisting principally of beverages, cheese, snacks, convenient meals and various packaged grocery products. The Company manages and reports operating results through two units: Kraft North America Commercial and Kraft International Commercial. Kraft North America Commercial operates in the United States and Canada, and manages its operations principally by product category, while Kraft International Commercial manages its operations by geographic region. The Company has operations in 71 countries and sells its products in more than 150 countries.

        Kraft North America Commercial's segments at December 31, 2005 were U.S. Beverages; U.S. Cheese, Canada & North America Foodservice; U.S. Convenient Meals; U.S. Grocery; and U.S. Snacks & Cereals. In October 2005, the Company announced that, effective January 1, 2006, its Canadian business will be realigned to better integrate it into the Company's North American business by product category. Accordingly, in 2006 the operating results of the Canadian business will be reported throughout the North American food segments and prior period segment amounts will be restated.

        Kraft International Commercial's segments at December 31, 2005 were Europe, Middle East & Africa; and Latin America & Asia Pacific. In the first quarter of 2006, the Company's international businesses will be realigned to reflect the reorganization announced within Europe in November 2005. Beginning in the first quarter of 2006, the operating results of the Company's international businesses will be reported in two revised segments—European Union; and Developing Markets, Oceania and North Asia, the latter to reflect the Company's increased management focus on developing markets. Accordingly, prior period segment results will be restated.

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

        The relative percentages of operating companies income attributable to each reportable segment were as follows:

	For the Years Ended December 31,
	2005	2004	2003
Kraft North America Commercial:
U.S. Beverages	9.2%	10.0%	10.4%
U.S. Cheese, Canada & North America Foodservice	20.6%	20.6%	21.0%
U.S. Convenient Meals	15.0%	16.1%	13.5%
U.S. Grocery	15.0%	18.6%	14.8%
U.S. Snacks & Cereals	17.6%	15.3%	17.3%
Kraft International Commercial:
Europe, Middle East & Africa	16.1%	14.2%	16.5%
Latin America & Asia Pacific	6.5%	5.2%	6.5%

Total Kraft Foods Inc.	100.0%	100.0%	100.0%

(c)
Narrative Description of Business

Markets and Products

        The Company's brands span five consumer sectors, as follows:

  •
  Snacks—primarily cookies, crackers, salted snacks and chocolate confectionery;

  •
  Beverages—primarily coffee, aseptic juice drinks, flavored water and powdered beverages;

  •
  Cheese & Dairy—primarily natural, process and cream cheeses;

  •
  Grocery—primarily ready-to-eat cereals, enhancers and desserts; and

  •
  Convenient Meals—primarily frozen pizza, packaged dinners, lunch combinations and processed meats.

        The following table shows each reportable segment's participation in these five core consumer sectors.

	Percentage of 2005 Net Revenues by Consumer Sector(2)
Segment(1)	Snacks	Beverages	Cheese & Dairy	Grocery	Convenient Meals	Total
Kraft North America Commercial:
U.S. Beverages		39.8%				8.4%
U.S. Cheese, Canada & North America Foodservice	8.2%	6.6%	74.7%	20.0%	10.3%	22.8%
U.S. Convenient Meals	0.1%			0.2%	82.8%	13.2%
U.S. Grocery	1.8%			40.9%		7.1%
U.S. Snacks & Cereals	46.3%		1.3%	22.9%		16.8%

Total Kraft North America Commercial	56.4%	46.4%	76.0%	84.0%	93.1%	68.3%

Kraft International Commercial:
Europe, Middle East & Africa	32.2%	44.3%	16.6%	6.9%	5.4%	23.4%
Latin America & Asia Pacific	11.4%	9.3%	7.4%	9.1%	1.5%	8.3%

Total Kraft International Commercial	43.6%	53.6%	24.0%	16.0%	6.9%	31.7%

Total Kraft Foods Inc.	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Consumer Sector Percentage of Total Kraft Foods Inc.	27.9%	21.0%	19.1%	16.1%	15.9%	100.0%

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

Additional Product Disclosure

        Products or similar products contributing 10% or more of the Company's consolidated net revenues for each of the three years in the period ended December 31, 2005, were as follows:

	2005	2004	2003
Cheese	19%	19%	18%
Biscuits	14%	14%	14%
Coffee	14%	13%	13%

        The Company's major brands within each reportable segment are as follows:

Kraft North America Commercial:

U.S. Beverages
Beverages:
Maxwell House, General Foods International, Starbucks (under license), Yuban, Sanka, Gevalia, Tassimo, and Seattle's Best (under license) coffees; Capri Sun (under license), Kool-Aid, Tang, and Crystal Light aseptic juice drinks; Kool-Aid, Tang, Crystal Light, and Country Time powdered beverages; Veryfine juices; Tazo teas (under license); and Fruit2O water.
U.S. Cheese, Canada & North America Foodservice
Snacks:
Oreo, Chips Ahoy!, Newtons, Peek Freans and SnackWell's cookies in Canada; Ritz, Premium, Triscuit, Wheat Thins, Cheese Nips, and Teddy Grahams crackers in Canada; Handi-Snacks two-compartment snacks in Canada; and Terry's and Toblerone chocolate confectionery products in Canada.
Beverages:	Maxwell House, Sanka, and Nabob coffees in Canada; Kool-Aid and Tang powdered beverages in Canada; and Crystal Light and Capri Sun (under license) aseptic juice drinks in Canada.
Cheese & Dairy:
Kraft and Cracker Barrel natural cheeses; Philadelphia cream cheese; Kraft and Velveeta process cheeses; Kraft grated cheeses; Cheez Whiz process cheese sauce; Polly-O cheese; Deluxe process cheese slices; and Knudsen and Breakstone's cottage cheese and sour cream.
Grocery:	Kraft peanut butter in Canada; Miracle Whip spoonable dressing in Canada; Post cereal in Canada; and Jell-O products in Canada.
Convenient Meals:	Delissio frozen pizzas in Canada.
U.S. Convenient Meals
Convenient Meals:
DiGiorno, Tombstone, Jack's and California Pizza Kitchen (under license) frozen pizzas; Lunchables lunch combinations; Oscar Mayer and Louis Rich cold cuts, hot dogs, and bacon; Boca soy-based meat alternatives; Kraft macaroni & cheese dinners; South Beach Diet (under license) pizzas and meals; Taco Bell Home Originals (under license) meal kits; Stove Top stuffing mix; and Minute rice.
Grocery:	Back to Nature crackers, cookies, cereals and macaroni & cheese dinners.
U.S. Grocery
Grocery:
Jell-O dry packaged desserts; Cool Whip frozen whipped topping; Jell-O refrigerated gelatin and pudding snacks; Handi-Snacks shelf-stable pudding snacks; Kraft and Miracle Whip spoonable dressings; Kraft salad dressings; A.1. steak sauce; Kraft and Bull's- Eye barbecue sauces; Grey Poupon premium mustards; and Shake' N Bake coatings.

U.S. Snacks & Cereals
Snacks:
Oreo, Chips Ahoy!, Newtons, Nilla, Nutter Butter, and SnackWell's cookies; Ritz, Premium, Triscuit, Wheat Thins, Cheese Nips, Better Cheddars, Honey Maid Grahams, and Teddy Grahams crackers; South Beach Diet (under license) crackers, cookies and bars; Planters nuts and salted snacks; Handi-Snacks two-compartment snacks; Terry's and Toblerone chocolate confectionery products; and Balance nutrition and energy snacks.
Cheese & Dairy:	Easy Cheese aerosol cheese spread.
Grocery:	Post ready-to-eat cereals; Cream of Wheat and Cream of Rice hot cereals; and Milk-Bone pet snacks.
Kraft International Commercial:
Europe, Middle East & Africa
Snacks:
Milka, Suchard, Côte d'Or, Marabou, Toblerone, Freia, Terry's, Daim, Figaro, Karuna, Korona, Poiana, Prince Polo, Alpen Gold, Siesta, and Pokrov chocolate confectionery products; and Estrella, Maarud, Cipso, and Lux salted snacks.
Beverages:
Jacobs, Gevalia, Carte Noire, Jacques Vabre, Kaffee HAG, Grand' Mère, Kenco, Saimaza, Maxwell House, Dadak, Onko, Samar, Nova Brasilia and Tassimo coffees; Tang powdered beverages; and Suchard Express, O'Boy and Kaba chocolate drinks.
Cheese & Dairy:	Kraft, Dairylea, Sottilette, Osella and El Caserío cheeses; and Philadelphia cream cheese.
Grocery:	Kraft pourable and spoonable salad dressings; and Miracel Whip spoonable dressings.
Convenient Meals:	Lunchables lunch combinations; Kraft and Mirácoli pasta dinners and sauces; and Simmenthal canned meats.
Latin America & Asia Pacific
Snacks:	Oreo, Chips Ahoy!, Ritz, Terrabusi, Club Social, Cerealitas, Trakinas, and Lucky biscuits; Milka, Toblerone, Lacta, and Gallito chocolate confectionery products; and Planters nuts and salted snacks.
Beverages:
Maxwell House and Maxim coffee; Tang, Clight, Kool-Aid, Royal, Verao, Fresh, Frisco, Q-Refres-Ko, and Ki-Suco powdered beverages; Maguary juice concentrate and ready-to-drink beverages; and Capri Sun (under license) aseptic juice drinks.
Cheese & Dairy:	Kraft and Eden process cheeses; Philadelphia cream cheese; and Cheez Whiz process cheese spread.
Grocery:	Royal dry packaged desserts; Post ready-to-eat cereals; Kraft spoonable and pourable salad dressings; Kraft and ETA peanut butters; and Vegemite yeast spread.
Convenient Meals:	Kraft macaroni & cheese dinners; and Oscar Mayer lunch meat, bacon and hot dogs.

Distribution, Competition and Raw Materials

        Kraft North America Commercial's products are generally sold to supermarket chains, wholesalers, supercenters, club stores, mass merchandisers, distributors, convenience stores, gasoline stations, drug stores, value stores and other retail food outlets. In general, the retail trade for food products is consolidating. Food products are distributed through distribution centers, satellite warehouses, company-operated and public cold-storage facilities, depots and other facilities. Most distribution in North America is in the form of warehouse delivery, but biscuits and frozen pizza are distributed through two direct-store delivery systems. The Company supports its selling efforts through three principal sets of activities: consumer advertising in broadcast, print, outdoor, and on-line media; consumer promotions such as coupons and contests; and trade promotions to support price features, displays and other merchandising of our products by our customers. Subsidiaries and affiliates of Kraft International Commercial sell their food products primarily in the same manner and also engage the services of independent sales offices and agents.

        Kraft North America Commercial and Kraft International Commercial are subject to competitive conditions in all aspects of their business. Competitors include large national and international companies and numerous local and regional companies. Some competitors may have different profit objectives and some international competitors may be more or less susceptible to currency exchange rates. Products of Kraft North America Commercial and Kraft International Commercial also compete with generic products and retailer brands, wholesalers and cooperatives. Kraft North America Commercial, Kraft International Commercial and their subsidiaries compete primarily on the basis of product quality, brand recognition, brand loyalty, service, marketing, advertising and price. Substantial advertising and promotional expenditures are required to maintain or improve a brand's market position or to introduce a new product.

        Kraft North America Commercial and Kraft International Commercial are major purchasers of milk, cheese, nuts, green coffee beans, cocoa, corn products, wheat, rice, pork, poultry, beef, vegetable oil, and sugar and other sweeteners. They also use significant quantities of glass, plastic and cardboard to package their products. They continuously monitor worldwide supply and cost trends of these commodities to enable them to take appropriate action to obtain ingredients and packaging needed for production. Kraft North America Commercial and Kraft International Commercial purchase a substantial portion of their dairy raw material requirements, including milk and cheese, from independent third parties such as agricultural cooperatives and independent processors. The prices for milk and other dairy product purchases are substantially influenced by government programs, as well as by market supply and demand. Dairy commodity costs on average were lower in 2005 than in 2004.

        The most significant cost item in coffee products is green coffee beans, which are purchased on world markets. Green coffee bean prices are affected by the quality and availability of supply, trade agreements among producing and consuming nations, the unilateral policies of the producing nations, changes in the value of the United States dollar in relation to certain other currencies and consumer demand for coffee products. In 2005, coffee bean costs on average were higher than in 2004. A significant cost item in chocolate confectionery products is cocoa, which is purchased on world markets, and the price of which is affected by the quality and availability of supply and changes in the value of the British pound sterling and the United States dollar relative to certain other currencies. In 2005, cocoa bean and cocoa butter costs on average were higher than in 2004.

        During 2005, aggregate commodity costs continued to rise for the Company, with significant impacts resulting from higher coffee, nuts, energy and packaging costs, partially offset by lower year-over-year dairy costs. For 2005, pre-tax aggregate commodity costs increased by approximately $800 million versus 2004, following an increase of approximately $900 million for 2004 compared with 2003. The Company expects the higher cost environment to continue, particularly for energy and packaging.

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

Regulation

        All of Kraft North America Commercial's United States food products and packaging materials are subject to regulations administered by the Food and Drug Administration ("FDA") or, with respect to products containing meat and poultry, the Food Safety and Inspection Service of the United States Department of Agriculture. Among other things, these agencies enforce statutory prohibitions against misbranded and adulterated foods, establish safety standards for food processing, establish ingredients and manufacturing procedures for certain foods, establish standards of identity for certain foods, determine the safety of food additives and establish labeling standards and nutrition labeling requirements for food products.

        In addition, various states regulate the business of Kraft North America Commercial's operating units by licensing plants, enforcing federal and state standards of identity for selected food products, grading food products, inspecting plants, regulating certain trade practices in connection with the sale of dairy products and imposing their own labeling requirements on food products.

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

Acquisitions and Divestitures

        In June 2005, the Company sold substantially all of its sugar confectionery business for pre-tax proceeds of approximately $1.4 billion. The sale included the Life Savers, Creme Savers, Altoids, Trolli and Sugus brands. The Company has reflected the results of its sugar confectionery business prior to the closing date as discontinued operations on the consolidated statements of earnings for all years presented. Pursuant to the sugar confectionery sale agreement, the Company has agreed to provide certain transition and supply services to the buyer. These service arrangements are primarily for terms of one year or less, with the exception of one supply arrangement with a term of not more than three years. The expected cash flow from this supply arrangement is not significant.

        During 2005, the Company sold its fruit snacks assets, and incurred a pre-tax asset impairment charge of $93 million in recognition of this sale. Additionally, during 2005, the Company sold its U.K.

desserts assets, its U.S. yogurt assets, a small business in Colombia, a minor trademark in Mexico and a small equity investment in Turkey. The aggregate proceeds received from these sales, excluding the sale of the sugar confectionery business, were $238 million, on which the Company recorded pre-tax gains of $108 million. In December 2005, the Company announced the sale of certain Canadian assets and a small U.S. biscuit brand, incurring pre-tax asset impairment charges of $176 million in recognition of these sales. These transactions closed in the first quarter of 2006.

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

Other Matters

Customers

        For the years ended December 31, 2005, 2004 and 2003, the Company's five largest customers accounted for approximately 26%, 28% and 28%, respectively, of its net revenues, and the Company's ten largest customers accounted for approximately 37%, 38% and 38%, respectively, of its net revenues. One of the Company's customers, Wal-Mart Stores, Inc., accounted for approximately 14%, 14% and 12% of net revenues for 2005, 2004 and 2003, respectively.

Employees

        At December 31, 2005, the Company employed approximately 94,000 people worldwide. Approximately 30% of the Company's 44,000 employees in the United States are represented by labor unions. Most of the unionized workers at the Company's domestic locations are represented under contracts with the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union; the United Food and Commercial Workers International Union; and the International Brotherhood of Teamsters. These contracts expire at various times throughout the next several years. Outside the United States, labor unions or workers' councils represent approximately 55% of the Company's 50,000 employees. The Company's business units are subject to a number of laws and regulations relating to their relationships with their employees. These laws and regulations are specific to the location of each enterprise. In addition, in accordance with European Union requirements, Kraft International Commercial has established European Works Councils composed of management and elected members of its workforce. The Company believes that its relations with employees and their representative organizations are good.

        In January 2004, the Company announced a three-year restructuring program. Under this program, the Company anticipates the elimination of approximately 6,000 positions. At December 31, 2005, approximately 4,900 of these positions have been eliminated. In addition, in January 2006, the Company announced plans to expand its restructuring efforts beyond those originally contemplated. The expanded restructuring program will result in the elimination of approximately 8,000 additional positions.

Research and Development

        The Company pursues four objectives in research and development: product safety and quality; growth through new products; superior consumer satisfaction; and reduced costs.

        The Company's research and development resources include more than 2,000 food scientists, chemists and engineers, deployed primarily in five key technology centers: East Hanover, New Jersey; Glenview, Illinois; Tarrytown, New York; Banbury, United Kingdom; and Munich, Germany. These technology centers are equipped with pilot plants and state-of-the-art instruments. Research and development expense was $385 million in 2005, $388 million in 2004 and $374 million in 2003.

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

        Some of the Company's products are sold under brands that have been licensed from others on terms that are generally renewable at the Company's discretion. These licensed brands include Starbucks bagged coffee, Seattle's Best coffee and Torrefazione Italia coffee for sale in United States grocery stores and other distribution channels, Capri Sun aseptic juice drinks for sale in North America, Taco Bell Home Originals Mexican style food products for sale in United States grocery stores, California Pizza Kitchen frozen pizzas for sale in grocery stores in the United States and Canada, Pebbles ready-to-eat cereals, and Tazo teas for sale in grocery stores in the United States, South Beach Diet pizzas, meals, breakfast wraps, lunch wrap kits, crackers, cookies, bars, cereals and dressings for sale in grocery stores in the United States.

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

Environmental Regulation

        The Company is subject to various federal, state, local and foreign laws and regulations concerning the discharge of materials into the environment, or otherwise related to environmental protection, including, in the United States, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (commonly known as "Superfund"), which imposes joint and several liability on each responsible party. In 2005, subsidiaries of the Company were involved in 94 active Superfund and other actions in the United States related to current operations and certain former or divested operations for which the Company retains liability.

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

Forward-Looking Statements

        The Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in the Company's filings with the SEC, in its reports to shareholders and in press releases and investor webcasts. One can identify these forward-looking statements by use of words such as "strategy," "expects," "plans," "anticipates," "believes," "will," "continues," "estimates," "intends," "projects," "goals," "targets" and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. The Company cannot guarantee that any forward-looking statement will be realized, although it believes that it has been prudent in its plans and assumptions. Achievement of future results is subject to risks, uncertainties, and the possibility of inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated, or projected. Investors should bear this in mind as they consider forward-looking statements and whether to invest in or remain invested in the Company's securities. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company identifies from time to time important factors that could cause actual results and outcomes to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. These factors include the ones discussed in the "Risk Factors" section below and the "Business Environment" section preceding the discussion of operating results, as well as other factors discussed in filings made by the Company with the SEC. It is not possible to predict or identify all risk factors. Consequently, the risk factors discussed in this document should not be considered a complete discussion of all potential risks or uncertainties. The Company does not undertake to update any forward-looking statement that it may make from time to time.

(d)

(d) Financial Information About Geographic Areas

        The amounts of net revenues, total assets and long-lived assets attributable to each of the Company's geographic segments for each of the last three fiscal years are set forth in Note 14 to the Company's consolidated financial statements contained in Part II hereof.

        Kraft's subsidiaries export coffee products, refreshment beverages products, grocery products, cheese, biscuits, and processed meats. In 2005, exports from the United States by these subsidiaries amounted to approximately $128 million.

(e)
Available Information

        The Company is required to file annual, quarterly and special reports, proxy statements and other information with the SEC. Investors may read and copy any document that the Company files, including this Annual Report on Form 10-K, at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, from which investors can electronically access the Company's SEC filings.

        The Company makes available free of charge on or through its website (www.kraft.com) its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of

1934, as amended, as soon as reasonably practicable after it electronically files such material with, or furnishes the material to, the SEC. Investors can also access the Company's filings with the SEC by visiting http://kraft.com/investors/sec_filings_annual_reports.html. The information on the Company's website is not, and shall not be deemed to be, a part of this Report or incorporated into any other filings the Company makes with the SEC.

Item 1A.    Risk Factors

        The following risk factors should be read carefully in connection with evaluating the Company's business and the forward-looking information contained in this Annual Report on Form 10-K. Any of the following risks could materially adversely affect the Company's business, operating results, financial condition and the actual outcome of matters as to which forward-looking statements are made in this Annual Report on Form 10-K. While the Company believes it has identified and discussed below the key risk factors affecting its business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect the Company's business, performance or financial condition in the future.

        The Company's profitability may suffer as a result of competition in its markets.

        The food industry is intensely competitive. Competition in the Company's product categories is based on price, product innovation, product quality, brand recognition and loyalty, effectiveness of marketing, promotional activity and the ability to identify and satisfy consumer preferences. From time to time, the Company may need to reduce the prices for some of its products to respond to competitive and customer pressures and to maintain market share. Such pressures also may restrict the Company's ability to increase prices, including in response to commodity and other cost increases. The Company's results of operations will suffer if profit margins decrease, either as a result of a reduction in prices or increased costs, and the Company is not able to increase sales volumes to offset those margin decreases.

        In order to protect existing market share or capture increased market share in this highly competitive environment, the Company may also need to increase its spending on marketing, advertising and new product innovation. The success of marketing, advertising and new product innovation is subject to risks, including uncertainties about trade and consumer acceptance. As a result, increased expenditures by the Company may not maintain or enhance market share and could result in lower profitability.

        The Company must leverage its brand value propositions to compete against lower-priced private label items and offset economic downturns.

        Retailers are increasingly offering private label products that compete with the Company's products. The willingness of consumers to purchase the Company's products will depend upon the Company's ability to offer brand value propositions—products providing the right bundle of consumer benefits at the right price. This in turn depends in part on the perception that the Company's products are of a higher quality than less expensive alternatives. If the difference in quality between the Company's products and store brands narrows, or if there is a perception of such a narrowing, consumers may choose not to buy the Company's products. Furthermore, in periods of economic uncertainty, consumers tend to purchase more private label or other economy brands, which could result in a reduction in the volume of sales of the Company's higher margin products or a shift in the Company's product mix to lower margin offerings. The Company's ability to maintain or improve its brand value propositions will impact whether these circumstances will result in decreased market share and profitability of the Company.

        The consolidation of retail customers may put pressures on the Company's operating margins and profitability.

        The Company's customers such as supermarkets, warehouse clubs and food distributors, have consolidated in recent years and consolidation is expected to continue throughout the U.S., the European Union and other major markets. These consolidations have produced large, sophisticated customers with increased buying power who are more capable of operating with reduced inventories, resisting price increases, and demanding lower pricing, increased promotional programs and specifically tailored products. These customers also may use shelf space currently used for the

Company's products for their private label products. If the Company fails to respond to these trends, its volume growth could slow or it may need to lower prices or increase promotional spending for its products, any of which would adversely affect its profitability.

        Commodity price increases will increase operating costs and may reduce profitability.

        The Company is a major purchaser of milk, cheese, plastic, nuts, green coffee beans, cocoa, corn products, wheat, rice, pork, poultry, beef, vegetable oil, sugar, other sweeteners and numerous other commodities. Commodities such as these often experience price volatility caused by conditions outside of the Company's control, including fluctuations in commodities markets, currency fluctuations and changes in governmental agricultural programs. Commodity prices impact the Company's business directly through the cost of raw materials used to make the Company's products (such as cheese), the cost of inputs used to manufacture and ship the Company's products (such as oil and energy) and the amount the Company pays to produce or purchase packaging for its products (such as cardboard and plastic). For 2005, pre-tax aggregate commodity costs increased by approximately $800 million versus 2004, following an increase of approximately $900 million for 2004 compared with 2003. If, as a result of consumer sensitivity to pricing or otherwise, the Company is unable to increase its prices to offset increased commodities costs, the Company may experience lower profitability.

        Sales of the Company's products are subject to changing consumer preferences, and the Company's success depends upon its ability to predict, identify and interpret changes in consumer preferences and develop and offer new products rapidly enough to meet those changes.

        The Company's success depends on its ability to predict, identify and interpret the tastes and dietary habits of consumers and to offer products that appeal to those preferences. Consumer preferences for food products are ever-changing. For example, recently, consumers have been increasingly focused on health and wellness with respect to the food products they buy. As a result, the Company's products have been subject to scrutiny relating to genetically modified organisms and the health implications of obesity and trans-fatty acids. The Company has been and will continue to be impacted by publicity concerning the health implications of its products, which could negatively influence consumer perception and acceptance of the Company's products and marketing programs.

        Furthermore, if the Company does not succeed in offering products that consumers want to buy, the Company's sales and market share will decrease, resulting in reduced profitability. A significant challenge for the Company is distinguishing among fads, mid-term trends and lasting changes in the Company's consumer environment. If the Company is unable to accurately predict which shifts in consumer preferences will be long-lasting, or to introduce new and improved products to satisfy those preferences, its sales will decline. In addition, given the variety of backgrounds and identities of consumers in the Company's consumer base, the Company must offer a sufficient array of products to satisfy the broad spectrum of consumer preferences. As such, the Company must be successful in developing innovative products across a multitude of product categories. Finally, if the Company fails to rapidly develop products in faster growing and more profitable categories, the Company could experience reduced demand for its products.

  The Company's foreign operations are subject to additional risks.

        The Company operates its business and markets its products internationally. In 2005 and 2004, 38% of the Company's sales were generated in foreign countries. The Company's foreign operations are subject to the risks described in this section, as well as risks related to fluctuations in currency values, foreign currency exchange controls, discriminatory fiscal policies, compliance with foreign laws, enforcement of remedies in foreign jurisdictions and other economic or political uncertainties. In particular, the Company's subsidiaries conduct their businesses in local currency and, for purposes of financial reporting, their results are translated into U.S. dollars based on average exchange rates prevailing during a reporting period. During times of a strengthening U.S. dollar, the Company's reported net revenues and operating income will be reduced because the local currency will translate into fewer U.S. dollars. Additionally, international sales are subject to risks related to imposition of tariffs, quotas, trade barriers and other similar restrictions. All of these risks could result in increased costs or decreased revenues, either of which could adversely affect the Company's profitability.

        The Company may not be able to successfully implement its restructuring program.

        The Company's future success and earnings growth depend in part on its ability to make products efficiently. In January 2004, the Company announced a three-year global restructuring program designed to improve its cost structure and utilization of assets. In January 2006, the Company announced plans to expand its restructuring efforts beyond those originally contemplated. Initiatives in the expanded program include further organizational streamlining and facility closures. If the Company is unable to successfully implement the restructuring program, it may not be able to fully recognize the estimated cost benefits. Conversely, if the implementation of the program has a negative impact on the Company's relationships with employees, major customers or vendors, the Company's profitability could be adversely affected.

        The Company may not be able to successfully consummate proposed acquisitions or divestitures or integrate acquired businesses.

        From time to time, the Company evaluates acquiring other businesses that would strategically fit within the Company. If the Company is unable to consummate, successfully integrate and grow these acquisitions and to realize contemplated revenue synergies and cost savings, its financial results could be adversely affected. In addition, the Company may, from time to time, divest businesses that are less of a strategic fit within its portfolio or do not meet its growth or profitability targets, and the Company's profitability may be impacted by either gains or losses on the sales, or lost operating income from, those businesses. The Company may also not be able to divest businesses that are not core businesses or may not be able to do so on terms that are favorable to the Company. In addition, the Company may be required to incur asset impairment charges related to acquired or divested businesses which may reduce the Company's profitability. These potential acquisitions or divestitures present financial, managerial and operational challenges, including diversion of management attention from existing businesses, difficulty with integrating or separating personnel and financial and other systems, increased expenses, assumption of unknown liabilities, indemnities and potential disputes with the buyers or sellers.

        The Company may experience liabilities or negative effects on its reputation as a result of product recalls, product injuries or other legal claims.

        The Company sells products for human consumption, which involves a number of legal risks. Product contamination, spoilage or other adulteration, product misbranding or product tampering could require the Company to recall products. The Company may also be subject to liability if its products or operations violate applicable laws or regulations or in the event its products cause injury, illness or death. In addition, the Company advertises its products and could be the target of claims relating to false or deceptive advertising under U.S. federal and state laws as well as foreign laws, including consumer protection statutes of some states. A significant product liability or other legal judgment against the Company or a widespread product recall may negatively impact the Company's profitability. Even if a product liability or consumer fraud claim is unsuccessful or is not merited or fully pursued, the negative publicity surrounding such assertions regarding the Company's products or processes could adversely affect its reputation and brand image.

  New regulations could adversely affect the Company's business.

        Food production and marketing are highly regulated by a variety of federal, state, local and foreign agencies, and new regulations and changes to existing regulations are issued regularly. Increased government regulation of the food industry, such as recent requirements regarding the labeling of trans-fat content, could result in increased costs to the Company and adversely affect it's profitability.

        A possible spin-off from Altria may cause short-term volatility in the trading volume and market price of the Company's common stock.

        At December 31, 2005, Altria held 98.3% of the combined voting power of the Company's outstanding capital stock and owned 87.2% of the outstanding shares of the Company's capital stock. Altria has publicly stated that it is considering a spin-off of the Company, which, if it were to occur, would significantly change the profile of the Company's stockholders. If a number of the Company's new stockholders choose to sell their shares, or if there is a perception that such sales might occur, this may cause short-term volatility in the trading volume and market price of the Company's common stock.

        Changes in the Company's credit ratings may have a negative impact on the Company's financing costs.

        The Company maintains revolving credit facilities that have historically been used to support the issuance of commercial paper. A downgrade in the Company's credit ratings, particularly its short-term credit rating, would likely reduce the amount of commercial paper the Company could issue, raise the Company's borrowing costs, or both. In addition, the credit ratings of Altria have impacted the Company's credit ratings in the past and they may do so in the future.

        Volatility in the equity markets or interest rates could substantially increase the Company's pension costs.

        The projected benefit obligation and assets of the Company's defined benefit pension plans as of the end of fiscal 2005 were $10.1 billion and $9.1 billion, respectively. The difference between plan obligations and assets, or the funded status of the plans, is a significant factor in determining the net periodic benefit costs of the Company's pension plans and the ongoing funding requirements of those plans. Changes in interest rates, mortality rates, early retirement rates, investment returns and the market value of plan assets can impact the funded status of these plans and cause volatility in the net periodic benefit cost and future funding requirements of these plans. In addition, any disposition of certain businesses and the terms of those disposition transactions may impact future contributions to the benefit plans and the related net periodic benefit cost. A significant increase in the Company's funding requirements could have a negative impact on its results of operations.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties.

        The Company has 175 manufacturing and processing facilities worldwide. In North America, the Company has 77 facilities, and outside of North America there are 98 facilities located in 44 countries. These manufacturing and processing facilities are located throughout the following territories:

Territory	Number of Facilities
United States	59
Canada	18
European Union	43
Eastern Europe, Middle East and Africa	14
Latin America	25
Asia Pacific	16

Total	175

        The Company owns 168 and leases 7 of these manufacturing and processing facilities. All of the Company's plants and properties are maintained in good condition, and the Company believes that they are suitable and adequate for its present needs.

        The numbers above include 2 facilities in the United States, 5 facilities in Canada, 9 facilities in the European Union, 1 facility in Eastern Europe, Middle East and Africa, and 4 facilities in Latin America, all of which closure or sale has been publicly announced but has not yet been completed.

        As of December 31, 2005, the Company's distribution facilities consisted of 338 distribution centers and depots worldwide. In North America, the Company had 316 distribution centers and depots, more than 75% of which support the Company's direct-store-delivery systems. Outside North America, the Company had 22 distribution centers in ten countries. The Company owns 47 of these distribution centers and three of these depots and leases 137 of these distribution centers and 151 of these depots. The Company believes that all of these facilities are in good condition and have sufficient capacity to meet the Company's distribution needs for the foreseeable future.

        In January 2004, the Company announced a three-year restructuring program. As part of this program, the Company anticipated the closure or sale of up to 20 plants. In 2005, the Company announced the closing of 6 plants, for a total of 19 since January 2004, as part of the restructuring program. In addition, in January 2006, the Company announced plans to expand its restructuring efforts beyond those originally contemplated. The expanded restructuring program will result in the anticipated closure of up to 20 additional facilities, for a total of up to 40 facilities.

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

        In October 2002, Mr. Mustapha Gaouar and five other family members (collectively "the Gaouars") filed suit in the Commercial Court of Casablanca against Kraft Foods Maroc and Mr. Omar Berrada claiming damages of approximately $31 million arising from a non-compete undertaking signed by Mr. Gaouar allegedly under duress. The non-compete clause was contained in an agreement concluded in 1986 between Mr. Gaouar and Mr. Berrada acting for himself and for his group of companies, including Les Cafes Ennasr (renamed Kraft Foods Maroc), which was acquired by Kraft Foods International, Inc. from Mr. Berrada in 2001. In June 2003, the court issued a preliminary judgment against Kraft Foods Maroc and Mr. Berrada holding that the Gaouars are entitled to damages for being deprived of the possibility of engaging in coffee roasting from 1986 due to such non-compete undertaking. At that time, the court appointed two experts to assess the amount of damages to be awarded. In December 2003, these experts delivered a report concluding that they could see no evidence of loss suffered by the Gaouars. The Gaouars asked the court that this report be set aside and new court experts be appointed. On April 15, 2004, the court delivered a judgment upholding the defenses of Kraft Foods Maroc and rejecting the claims of the Gaouars. The Gaouars appealed this judgment, and in July 2005, the Court of Appeal gave judgment in favor of Kraft Foods Maroc confirming the decision rendered by the Commercial Court. On November 29, 2005, the Gaouars filed their further appeal to the Moroccan Supreme Court. A court hearing has not been scheduled yet. Mr. Berrada did not disclose the existence of the claims of Mr. Gaouar at the time of the Kraft Foods International, Inc. acquisition of Kraft Foods Maroc in 2001. As a result, in the event that the Company is ultimately found liable on appeal for damages to plaintiff in this case, the Company believes that it may have claims against Mr. Berrada for recovery of all or a portion of the amount.

Environmental Matters

        In May 2001, the State of Ohio notified the Company that it may be subject to an enforcement action for alleged past violations of the Company's wastewater discharge permit at its former production facility in Farmdale, Ohio. In December 2004, the Company finalized a monetary settlement with the State, which was approved by the Court of Common Pleas for Trumball County on January 3, 2005. The settlement amount is not material to the Company.

Item 4.    Submission of Matters to a Vote of Security Holders.

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        The Company's share repurchase program activity for each of the three months ended December 31, 2005 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1—October 31, 2005	2,360,000	$28.35	29,055,313	$583,125,371
November 1—November 30, 2005	6,045,000	$29.09	35,100,313	$407,289,159
December 1—December 31, 2005	5,465,700	$28.78	40,566,013	$250,013,011

For the Quarter Ended December 31, 2005	13,870,700	$28.84

(1)
In December 2004, the Company's Board of Directors approved a share repurchase program of up to $1.5 billion of its Class A common stock. All share repurchases have been made pursuant to this program.

(2)
Aggregate number of shares repurchased under the share repurchase program as of the end of the period presented.

        The other information called for by this Item is hereby incorporated by reference to the paragraph captioned "Quarterly Financial Data (Unaudited)" under Item 8 below.

        The principal stock exchange on which the Company's Class A common stock is listed is the New York Stock Exchange. At January 31, 2006, there were approximately 2,900 holders of record of the Company's Class A common stock.

Item 6.    Selected Financial Data.

KRAFT FOODS INC.

Selected Financial Data—Five Year Review (in millions of dollars, except per share data)

	2005	2004	2003	2002	2001
Summary of Operations:
Net revenues	$34,113	$32,168	$30,498	$29,248	$28,731
Cost of sales	21,845	20,281	18,531	17,463	17,310
Operating income	4,752	4,612	5,860	5,961	4,717
Interest and other debt expense, net	636	666	665	847	1,437
Earnings from continuing operations, before income taxes and minority interest	4,116	3,946	5,195	5,114	3,280
Pre-tax profit margin from continuing operations	12.1%	12.3%	17.0%	17.5%	11.4%
Provision for income taxes	1,209	1,274	1,812	1,813	1,484
Minority interest in earnings from continuing operations, net	3	3	4	4	—
(Loss) earnings from discontinued operations, net of income taxes	(272)	(4)	97	97	86

Net earnings	2,632	2,665	3,476	3,394	1,882
Basic EPS:
Continuing operations	1.72	1.56	1.95	1.90	1.12
Discontinued operations	(0.16)	—	0.06	0.06	0.05
Net earnings	1.56	1.56	2.01	1.96	1.17
Diluted EPS:
Continuing operations	1.72	1.55	1.95	1.90	1.12
Discontinued operations	(0.17)	—	0.06	0.06	0.05
Net earnings	1.55	1.55	2.01	1.96	1.17
Dividends declared per share	0.87	0.77	0.66	0.56	0.26
Weighted average shares (millions)—Basic	1,684	1,709	1,727	1,734	1,610
Weighted average shares (millions)—Diluted	1,693	1,714	1,728	1,736	1,610

Capital expenditures	1,171	1,006	1,085	1,184	1,101
Depreciation	869	868	804	709	680
Property, plant and equipment, net	9,817	9,985	10,155	9,559	9,109
Inventories	3,343	3,447	3,343	3,382	3,026
Total assets	57,628	59,928	59,285	57,100	55,798
Long-term debt	8,475	9,723	11,591	10,416	8,134
Notes payable to Altria Group, Inc. and affiliates	—	—	—	2,560	5,000
Total debt	11,200	12,518	13,462	14,443	16,007

Shareholders' equity	29,593	29,911	28,530	25,832	23,478
Common dividends declared as a % of Basic EPS	55.8%	49.4%	32.8%	28.6%	22.2%
Common dividends declared as a % of Diluted EPS	56.1%	49.7%	32.8%	28.6%	22.2%
Book value per common share outstanding	17.72	17.54	16.57	14.92	13.53
Market price per Class A common share—high/low	35.65-27.88	36.06-29.45	39.40-26.35	43.95-32.50	35.57-29.50

Closing price of Class A common share at year end	28.17	35.61	32.22	38.93	34.03
Price/earnings ratio at year end—Basic	18	23	16	20	29
Price/earnings ratio at year end—Diluted	18	23	16	20	29
Number of common shares outstanding at year end (millions)	1,670	1,705	1,722	1,731	1,735
Number of employees	94,000	98,000	106,000	109,000	114,000

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation.

Description of the Company

        Kraft Foods Inc. ("Kraft"), together with its subsidiaries (collectively referred to as the "Company"), manufactures and markets packaged food products, consisting principally of beverages, cheese, snacks, convenient meals and various packaged grocery products. Kraft manages and reports operating results through two units, Kraft North America Commercial and Kraft International Commercial. Reportable segments for Kraft North America Commercial are organized and managed principally by product category. Kraft International Commercial's operations are organized and managed by geographic location. At December 31, 2005, Altria Group, Inc. held 98.3% of the combined voting power of Kraft's outstanding capital stock and owned 87.2% of the outstanding shares of Kraft's capital stock.

        Kraft North America Commercial's segments are U.S. Beverages; U.S. Cheese, Canada & North America Foodservice; U.S. Convenient Meals; U.S. Grocery; and U.S. Snacks & Cereals. Kraft International Commercial's segments are Europe, Middle East & Africa; and Latin America & Asia Pacific. In October 2005, the Company announced that, effective January 1, 2006, its Canadian business will be realigned to better integrate it into the Company's North American business by product category. Beginning in the first quarter of 2006, the operating results of the Canadian business will be reported throughout the North American food segments. In addition, in the first quarter of 2006, the Company's international businesses will be realigned to reflect the reorganization announced within Europe in November 2005. Beginning in the first quarter of 2006, the operating results of the Company's international businesses will be reported in two revised segments—European Union; and Developing Markets, Oceania and North Asia, the latter to reflect the Company's increased management focus on developing markets. Accordingly, prior period segment results will be restated.

        In June 2005, the Company sold substantially all of its sugar confectionery business for pre-tax proceeds of approximately $1.4 billion. The Company has reflected the results of its sugar confectionery business prior to the closing date as discontinued operations on the consolidated statements of earnings for all years presented. The assets related to the sugar confectionery business were reflected as assets of discontinued operations held for sale on the consolidated balance sheet at December 31, 2004. The Company recorded a loss on sale of discontinued operations of $297 million in the second quarter of 2005, related largely to taxes on the transaction.

        The Company's operating subsidiaries generally report year-end results as of the Saturday closest to the end of each year. This resulted in fifty-three weeks of operating results in the Company's consolidated statement of earnings for the year ended December 31, 2005, versus fifty-two weeks for the years ended December 31, 2004 and 2003.

        As previously communicated, for significant business reasons, the Altria Group, Inc. Board of Directors is looking at a number of restructuring alternatives, including the possibility of separating Kraft from the balance of Altria Group, Inc. Altria Group, Inc. has indicated that continuing improvements in its litigation environment are a prerequisite to such action by its Board of Directors, and the timing and chronology of events are uncertain.

Executive Summary

        The following executive summary is intended to provide significant highlights of the Discussion and Analysis that follows.

        Consolidated Operating Results—The changes in the Company's earnings and diluted earnings per share ("EPS") from continuing operations for the year ended December 31, 2005 from the year ended December 31, 2004, were due primarily to the following (in millions, except per share data):

	Earnings from Continuing Operations	Diluted EPS from Continuing Operations
For the year ended December 31, 2004	$2,669	$1.55
2005 Asset impairment, exit and implementation costs	(339)	(0.20)
2004 Asset impairment, exit and implementation costs	424	0.25
2004 Investment impairment	31	0.02
2005 Gains on sales of businesses	65	0.04
Lower effective income tax rate	102	0.06
Currency	58	0.03
Shares outstanding		0.02
Operations (including the extra week of shipments in 2005)	(106)	(0.05)

For the year ended December 31, 2005	$2,904	$1.72

        See discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

        The favorable net impact of lower asset impairment, exit and implementation costs on earnings and diluted EPS from continuing operations is due primarily to the following:

        Restructuring Program—The Company announced a three-year restructuring program in January 2004. During the years ended December 31, 2005 and 2004, the Company recorded pre-tax charges of $297 million ($199 million after-tax) and $633 million ($410 million after-tax), respectively, for the restructuring plan, including pre-tax implementation costs of $87 million and $50 million, respectively.

        Asset Impairment Charges—During 2005, the Company sold its fruit snacks assets for approximately $30 million and incurred a pre-tax asset impairment charge of $93 million ($60 million after-tax) in recognition of the sale. During December 2005, the Company reached agreements to sell certain assets in Canada and a small biscuit brand in the U.S. These transactions closed in the first quarter of 2006. The Company incurred 2005 pre-tax asset impairment charges of $176 million ($80 million after-tax) in recognition of the pending sales. These charges, which include the write-off of all associated intangible assets, were recorded as asset impairment and exit costs on the consolidated statement of earnings.

        Investment Impairment—In November 2004, following discussions with the Company's joint venture partner in Turkey and an independent valuation of its equity investment, it was determined that a permanent decline in value had occurred. This valuation resulted in a $47 million non-cash pre-tax charge ($31 million after-tax). This charge was recorded as marketing, administration and research costs on the consolidated statement of earnings. During 2005, the Company's interest in the joint venture was sold.

        For further details on the restructuring program or asset impairment and implementation costs, see Note 3 to the Consolidated Financial Statements and the Business Environment section of the following Discussion and Analysis.

        Gains on Sales of Businesses—The favorable impact on earnings and diluted EPS from continuing operations is due primarily to the gain on sale of the U.K. desserts assets in 2005.

        Lower Effective Income Tax Rate—The Company's reported effective income tax rate decreased by 2.9 percentage points to 29.4%. The 2005 effective tax rate reflects several benefits, including the settlement of an outstanding U.S. tax claim of $24 million; $82 million from the resolution of outstanding items in the Company's international operations; and $33 million in tax impacts associated with the sale of a U.S. biscuit brand. The 2005 rate also includes a $53 million aggregate benefit from the domestic manufacturers' deduction provision and the dividend repatriation provision of the American Jobs Creation Act. The tax provision in 2004 includes an $81 million favorable resolution of an outstanding tax item and the reversal of $35 million of tax accruals that were no longer required due to tax events that occurred during 2004.

        Currency—The favorable currency impact on earnings and diluted EPS from continuing operations is due primarily to the weakness of the U.S. dollar versus the euro, the Canadian dollar, the Brazilian real and certain other currencies.

        Operations—The decrease in results from operations was due primarily to the following:

  •
  Lower income at Kraft North America Commercial, reflecting higher commodity and benefit costs, and increased marketing spending, partially offset by higher pricing and favorable volume/mix (including the benefit from the 53rd week).

  •
  Lower income at Kraft International Commercial, reflecting higher commodity and developing market infrastructure costs, partially offset by higher pricing and favorable volume/mix (including the benefit from the 53rd week).

        For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

        2006 Forecasted Results—In January 2006, the Company announced that it expects 2006 full-year diluted EPS in a range of $1.38 to $1.43. This forecast includes anticipated charges of approximately $0.50 for costs related to its restructuring program and an effective income tax rate of approximately 33%. It does not reflect the potential impacts from the resolution of outstanding tax audits. The factors described in the section entitled Risk Factors in Part 1, Item 1A of this Annual Report on Form 10-K represent continuing risks to these forecasts.

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

        Employee Benefit Plans.    As discussed in Note 15 to the consolidated financial statements, the Company provides a range of benefits to its employees and retired employees, including pensions, postretirement health care benefits and postemployment benefits (primarily severance). The Company records amounts relating to these plans based on calculations specified by U.S. GAAP, which include various actuarial assumptions, such as discount rates, assumed rates of return on plan assets, compensation increases, turnover rates and health care cost trend rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. As permitted by U.S. GAAP, any effect of the modifications is generally amortized over future periods. The Company believes that the assumptions utilized in recording its obligations under its plans, which are presented in Note 15 to the consolidated financial statements, are reasonable based on its experience and advice from its actuaries.

        During the years ended December 31, 2005, 2004 and 2003, the Company recorded the following amounts in the consolidated statements of earnings for employee benefit plans:

	2005	2004	2003
	(in millions)
U.S. pension plan cost (income)	$256	$46	$(46)
Non-U.S. pension plan cost	140	93	74
Postretirement health care cost	253	237	229
Postemployment benefit plan cost	139	167	6
Employee savings plan cost	94	92	84

Net expense for employee benefit plans	$882	$635	$347

        The 2005 net expense for employee benefit plans of $882 million increased by $247 million over the 2004 amount. The cost increase primarily relates to higher U.S. pension plan costs, including higher amortization of the unrecognized net loss from experience differences, a lower expected return on plan assets, a lower discount rate assumption and higher settlement losses as employees retired or left during 2005. The 2004 net expense for employee benefit plans of $635 million increased by $288 million over the 2003 amount. This cost increase primarily relates to increased postemployment benefit costs, resulting from several workforce reduction programs during 2004 as part of the overall restructuring program ($167 million), and a lowering of the Company's discount rate assumption on its pension and postretirement benefit plans, partially offset by the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 discussed below.

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

        The Company adopted FSP 106-2 in the third quarter of 2004. The impact for 2005 and 2004 was a reduction of pre-tax net postretirement health care costs and an increase in net earnings of $55 million and $24 million, respectively. In addition, as of July 1, 2004, the Company reduced its accumulated postretirement benefit obligation for the subsidy related to benefits attributed to past service by $315 million and decreased its unrecognized actuarial losses by the same amount.

        At December 31, 2005, for the U.S. pension and postretirement plans, the Company reduced its discount rate assumption from 5.75% to 5.60%. The Company presently anticipates that assumption changes, coupled with the amortization of deferred gains and losses will result in an increase in 2006 pre-tax benefit expense of approximately $80 million, or approximately $0.03 per share. The expected increase in benefit expense is prior to the consideration of any impact of the expanded restructuring program. While the Company does not presently anticipate a change in its 2006 assumptions, as a sensitivity measure, a fifty-basis point decline (increase) in the Company's discount rate would increase (decrease) the Company's U.S. pension and postretirement expense by approximately $72 million. Similarly, a fifty-basis point decrease (increase) in the expected return on plan assets would increase (decrease) the Company's pension expense for the U.S. pension plans by approximately $31 million. See Note 15 to the consolidated financial statements for a sensitivity discussion of the assumed health care cost trend rates.

        Revenue Recognition.    As required by U.S. GAAP, the Company recognizes revenues, net of sales incentives, and including shipping and handling charges billed to customers, upon shipment or delivery of goods when title and risk of loss pass to customers. Shipping and handling costs are classified as part of cost of sales. Provisions and allowances for estimated sales returns and bad debts are also recorded in the Company's consolidated financial statements. The amounts recorded for these provisions and related allowances are not significant to the Company's consolidated financial position or results of operations.

        Depreciation, Amortization and Goodwill Valuation.    The Company depreciates property, plant and equipment and amortizes definite life intangibles using the straight-line method over the estimated useful lives of the assets.

        The Company is required to conduct an annual review of goodwill and intangible assets for potential impairment. Goodwill impairment testing requires a comparison between the carrying value and fair value of each reporting unit. If the carrying value exceeds the fair value, goodwill is considered impaired. The amount of impairment loss is measured as the difference between the carrying value and implied fair value of goodwill, which is determined using discounted cash flows. Impairment testing for non-amortizable intangible assets requires a comparison between the fair value and carrying value of the intangible asset. If the carrying value exceeds fair value, the intangible asset is considered impaired and is reduced to fair value. These calculations may be affected by the market conditions noted below in the Business Environment section, as well as interest rates, general economic conditions and projected growth rates. During the first quarter of 2005, the Company completed its annual review of goodwill and intangible assets and no impairment charges resulted from this review. However, as part of the sale or pending sale of certain Canadian assets and two brands, the Company recorded non-cash pre-tax asset impairment charges of $269 million in 2005, which included impairment of goodwill and intangible assets of $13 million and $118 million, respectively, as well as $138 million of asset write-downs. During 2004, the Company's annual review of goodwill and intangible assets resulted in a $29 million non-cash pre-tax charge related to an intangible asset impairment for a small confectionery business in the United States and certain brands in Mexico. A portion of this charge, $17 million, was reclassified to earnings from discontinued operations on the consolidated statement of earnings in the fourth quarter of 2004.

The remaining charge was recorded as asset impairment and exit costs on the 2004 consolidated statement of earnings.

        Impairment of Long-Lived Assets.    The Company reviews long-lived assets, including amortizable intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company performs undiscounted operating cash flow analyses to determine if an impairment exists. These analyses are affected by interest rates, general economic conditions and projected growth rates. For purposes of recognition and measurement of an impairment for assets held for use, the Company groups assets and liabilities at the lowest level for which cash flows are separately identifiable. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal.

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

        Related Party Transactions.    As discussed in Note 4 to the consolidated financial statements, Altria Group, Inc.'s subsidiary, Altria Corporate Services, Inc., provides the Company with various services, including planning, legal, treasury, auditing, insurance, human resources, office of the secretary, corporate affairs, information technology, aviation and tax services. Billings for these services, which were based on the cost to Altria Corporate Services, Inc. to provide such services and a management fee, were $237 million, $310 million and $318 million for the years ended December 31, 2005, 2004 and 2003, respectively. The Company performed at a similar cost various functions in 2005 that previously had been provided by Altria Corporate Services, Inc., resulting in a lower service charge in 2005. These costs were paid to Altria Corporate Services, Inc. monthly. Although the cost of these services cannot be quantified on a stand-alone basis, management has assessed that the billings are reasonable based on the level of support provided by Altria Corporate Services, Inc., and that they reflect all services provided. The cost and nature of the services are reviewed annually by the Company's Audit Committee, which is comprised of independent directors. The effects of these transactions are included in operating cash flows in the Company's consolidated statements of cash flows.

        During 2005, the Company repatriated certain foreign earnings as part of Altria Group, Inc.'s dividend repatriation plan under provisions of the American Jobs Creation Act. Increased taxes for this repatriation of $21 million, were reimbursed by Altria Group, Inc. The reimbursement was reported in the Company's financial statements as an increase to additional paid-in capital.

        In December 2005, the Company purchased an airport hangar and certain personal property located at the hangar in Milwaukee, Wisconsin, from Altria Corporate Services, Inc. for an aggregate purchase price of approximately $3.3 million.

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

        At December 31, 2005 and 2004, the Company had short-term amounts payable to Altria Group, Inc. of $652 million and $227 million, respectively. The amounts payable to Altria Group, Inc.

generally include accrued dividends, taxes and service fees. The increase from 2004 primarily reflects the timing of payments. Interest on intercompany borrowings is based on the applicable London Interbank Offered Rate.

        Income Taxes.    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." The U.S. accounts of the Company are included in the consolidated federal income tax return of Altria Group, Inc. Income taxes are generally computed on a separate company basis. To the extent that foreign tax credits, capital losses and other credits generated by the Company, which cannot currently be utilized on a separate company basis, are utilized in Altria Group, Inc.'s consolidated federal income tax return, the benefit is recognized in the calculation of the Company's provision for income taxes. Based on the Company's current estimate, this benefit is calculated to be approximately $225 million, $70 million and $100 million for the years ended December 31, 2005, 2004 and 2003, respectively. The increase in 2005 is driven primarily by dividend repatriations and certain legal entity reorganizations. The benefit is dependent on a variety of tax attributes that have a tendency to vary year to year. The Company makes payments to, or is reimbursed by, Altria Group, Inc. for the tax effects resulting from its inclusion in Altria Group, Inc.'s consolidated federal income tax return including current taxes payable and net changes in tax provisions. The provision for income taxes is based on domestic and international statutory income tax rates and tax planning opportunities available to the Company in the jurisdictions in which it operates. Significant judgment is required in determining income tax provisions and in evaluating tax positions. The Company establishes additional provisions for income taxes when, despite the belief that existing tax positions are fully supportable, there remain certain positions that are likely to be challenged and that may not be sustained on review by tax authorities. The Company evaluates and potentially adjusts these provisions in light of changing facts and circumstances. The consolidated tax provision includes the impact of changes to accruals that are considered appropriate. Upon the closure of current and future tax audits in various jurisdictions, significant income tax accrual reversals could continue to occur, which could trigger cash reimbursements from Altria Group, Inc.

        In October, 2004, the American Jobs Creation Act ("the Jobs Act") was signed into law. The Jobs Act includes a deduction for 85% of certain foreign earnings that are repatriated. In 2005, the Company repatriated approximately $500 million of earnings under the provisions of the Jobs Act. Deferred taxes had previously been provided for a portion of the dividends to be remitted. The reversal of the deferred taxes more than offset the tax costs to repatriate the earnings and resulted in a net tax reduction of $28 million in the consolidated income tax provision during 2005, the majority of which was recorded during the second quarter.

        The Jobs Act also provides tax relief to U.S. domestic manufacturers by providing a tax deduction related to a percentage of the lesser of "qualified production activities income" or taxable income. The deduction, which was 3% in 2005, increases to 9% by 2010. In accordance with SFAS No. 109, the Company will recognize these benefits in the year earned. The tax benefit in 2005 was approximately $25 million.

        The Company is regularly audited by federal, state and foreign tax authorities, and these audits are at various stages at any given time. The Company anticipates several domestic and foreign audits will close in 2006 with expected favorable settlements. Any tax contingency reserves in excess of additional assessed liabilities will be reversed at the time the audits close.

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

Transactions between any of the Company's businesses and Altria Group, Inc. and its affiliates are included in the consolidated financial statements.

Business Environment

        The Company is subject to a number of challenges that may adversely affect its businesses. These challenges, which are discussed below and under the "Risk Factors" section in Part 1, Item 1A of this Annual Report on Form 10-K, include:

  •
  fluctuations in commodity prices;

  •
  movements of foreign currencies;

  •
  competitive challenges in various products and markets, including price gaps with competitor products and the increasing price-consciousness of consumers;

  •
  a rising cost environment and the limited ability to increase prices;

  •
  a trend toward increasing consolidation in the retail trade and consequent pricing pressure and inventory reductions;

  •
  a growing presence of discount retailers, primarily in Europe, with an emphasis on own-label products;

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

        In the ordinary course of business, the Company is subject to many influences that can impact the timing of sales to customers, including the timing of holidays and other annual or special events, seasonality of certain products, significant weather conditions, timing of Company or customer incentive programs and pricing actions, customer inventory programs, Company initiatives to improve supply chain efficiency, including efforts to align product shipments more closely with consumption by shifting some of its customer marketing programs to a consumption based approach, financial condition of customers and general economic conditions.

        Fluctuations in commodity prices can lead to retail price volatility and intense price competition, and can influence consumer and trade buying patterns. During 2005, the Company's commodity costs on average have been higher than those incurred in 2004 (most notably coffee, nuts, energy and packaging), and have adversely affected earnings. For 2005, the Company had a negative pre-tax impact from all commodities of approximately $800 million as compared with 2004, following an increase of approximately $900 million for 2004 compared with 2003.

Restructuring:

        In January 2004, the Company announced a three-year restructuring program, with the objectives of leveraging the Company's global scale, realigning and lowering its cost structure, and optimizing capacity utilization. As part of this program (which is discussed further in Note 3 to the consolidated financial statements), the Company anticipated the closure or sale of up to 20 plants and the elimination of approximately 6,000 positions. From 2004 through 2006, the Company expects to incur approximately $1.2 billion in pre-tax charges, reflecting asset disposals, severance and other implementation costs, including $297 million and $641 million incurred in 2005 and 2004, respectively. Total pre-tax charges for the program incurred through December 31, 2005 were $938 million and specific programs announced will result in the elimination of approximately 5,500 positions. Approximately 60% of the pre-tax charges are expected to require cash payments.

        In addition, the Company expects to incur approximately $170 million in capital expenditures from 2004 through 2006 to implement the restructuring program. From January 2004 through December 31, 2005, the Company spent $144 million, including $98 million spent in 2005, in capital to implement the restructuring program. Cost savings as a result of the restructuring program were approximately $131 million in 2005 and $127 million in 2004, and were anticipated to reach cumulative annualized cost savings of approximately $450 million by 2006, all of which were expected to be used to support brand-building initiatives.

        In January 2006, the Company announced plans to expand its restructuring efforts beyond those originally contemplated. Additional pre-tax charges are anticipated to be $2.5 billion from 2006 to 2009, of which approximately $1.6 billion are expected to require cash payments. These charges will result in the anticipated closure of up to 20 additional facilities and the elimination of approximately 8,000 additional positions. Initiatives under the expanded program include additional organizational streamlining and facility closures. The expanded initiatives are expected to add approximately $700 million in annualized cost savings by 2009. Capital expenditures required for the expanded restructuring program will be included within the Company's overall capital spending budget, which is expected to remain flat in 2006 versus 2005 at $1.2 billion. The entire restructuring program is expected to ultimately result in $3.7 billion in pre-tax charges, the closure of up to 40 facilities, the elimination of approximately 14,000 positions and cumulative annualized cost savings at the completion of the program of approximately $1.15 billion. Approximately $2.3 billion of the $3.7 billion in pre-tax charges are expected to require cash payments.

Acquisitions and Dispositions:

        One element of the Company's growth strategy is to strengthen its brand portfolios through a disciplined program of selective acquisitions and divestitures. The Company is constantly reviewing potential acquisition candidates and from time to time sells businesses to accelerate the shift in its portfolio toward businesses—whether global, regional or local—that offer the Company a sustainable competitive advantage. The impact of any future acquisition or divestiture could have a material impact on the Company's consolidated financial position, results of operations or cash flows, and future sales of businesses could in some cases result in losses on sale.

        As previously discussed, the Company sold substantially all of its sugar confectionery business in June 2005 for pre-tax proceeds of approximately $1.4 billion. The sale included the Life Savers, Creme Savers, Altoids, Trolli and Sugus brands. The Company has reflected the results of its sugar confectionery business prior to the closing date as discontinued operations on the consolidated statements of earnings for all years presented. The assets related to the sugar confectionery business were reflected as assets of discontinued operations held for sale on the consolidated balance sheet at December 31, 2004. The Company recorded a loss on sale of discontinued operations of $297 million in the second quarter of 2005, related largely to taxes on the transaction.

        During 2004, the Company acquired a U.S.-based beverage business for a total cost of $137 million. During 2003, the Company acquired a biscuits business in Egypt and trademarks associated with a small U.S.-based natural foods business. The total cost of these and other smaller acquisitions was $98 million.

        During 2005, the Company sold its fruit snacks assets, and incurred a pre-tax asset impairment charge of $93 million in recognition of this sale. Additionally, during 2005, the Company sold its U.K. desserts assets, its U.S. yogurt assets, a small business in Colombia, a minor trademark in Mexico and a small equity investment in Turkey. The aggregate proceeds received from these sales were $238 million, on which the Company recorded pre-tax gains of $108 million. In December 2005, the Company announced the sales of certain Canadian assets and a small U.S. biscuit brand, and incurred pre-tax asset impairment charges of $176 million in recognition of these sales. These transactions closed in the first quarter of 2006.

        During 2004, the Company sold a Brazilian snack nuts business and trademarks associated with a candy business in Norway. The aggregate proceeds received from the sales of these businesses were $18 million, on which pre-tax losses of $3 million were recorded.

        During 2003, the Company sold a European rice business and a branded fresh cheese business in Italy. The aggregate proceeds received from sales of businesses were $96 million, on which the Company recorded pre-tax gains of $31 million.

        The operating results of the businesses acquired and sold, excluding the sugar confectionery business, in the aggregate, were not material to the Company's consolidated financial position, results of operations or cash flows in any of the periods presented.

Consolidated Operating Results

	For the Years Ended December 31,
	2005	2004	2003
	(in millions)
Volume (in pounds):
U.S. Beverages	3,109	2,968	2,634
U.S. Cheese, Canada & North America Foodservice	4,493	4,527	4,373
U.S. Convenient Meals	2,267	2,205	2,171
U.S. Grocery	1,709	1,690	1,678
U.S. Snacks & Cereals	2,509	2,424	2,389

Total Kraft North America Commercial	14,087	13,814	13,245

Europe, Middle East & Africa	2,862	2,915	2,953
Latin America & Asia Pacific	2,263	2,273	2,295

Total Kraft International Commercial	5,125	5,188	5,248

Volume (in pounds)	19,212	19,002	18,493

Net revenues:
U.S. Beverages	$2,852	$2,555	$2,433
U.S. Cheese, Canada & North America Foodservice	7,774	7,420	6,716
U.S. Convenient Meals	4,497	4,250	4,058
U.S. Grocery	2,421	2,425	2,388
U.S. Snacks & Cereals	5,749	5,410	5,342

Total Kraft North America Commercial	23,293	22,060	20,937

Europe, Middle East & Africa	7,999	7,522	7,014
Latin America & Asia Pacific	2,821	2,586	2,547

Total Kraft International Commercial	10,820	10,108	9,561

Net revenues	$34,113	$32,168	$30,498

Operating income:
Operating companies income:
U.S. Beverages	$458	$479	$630
U.S. Cheese, Canada & North America Foodservice	1,018	989	1,271
U.S. Convenient Meals	741	771	817
U.S. Grocery	743	894	894
U.S. Snacks & Cereals	871	737	1,046
Europe, Middle East & Africa	798	683	1,002
Latin America & Asia Pacific	324	250	391
Amortization of intangibles	(10)	(11)	(9)
General corporate expenses	(191)	(180)	(182)

Operating income	$4,752	$4,612	$5,860

	For the Years Ended December 31,
	2005	2004	2003
	(in millions, except per share data)
Net Earnings:
Earnings from continuing operations	$2,904	$2,669	$3,379
(Loss) earnings from discontinued operations, net of income taxes	(272)	(4)	97

Net earnings	$2,632	$2,665	$3,476

Weighted average shares for diluted earnings per share	1,693	1,714	1,728

Diluted earnings per share:
Continuing operations	$1.72	$1.55	$1.95
Discontinued operations	(0.17)		0.06

Net earnings	$1.55	$1.55	$2.01

        Operating income was affected by the following items during 2005, 2004 and 2003:

  •
  Asset impairment, exit and implementation costs—As discussed in Note 3 to the consolidated financial statements, during 2005 and 2004, the Company recorded $479 million and $603 million, respectively, of asset impairment and exit costs on its consolidated statement of earnings. Additionally, during 2005 and 2004, the Company recorded pre-tax implementation costs of $87 million and $50 million, respectively. During 2004, the Company also recorded $47 million of pre-tax impairment charges related to its equity investment in a joint venture in Turkey.

        The pre-tax asset impairment, exit and implementation costs for the years ended December 31, 2005 and 2004, were included in the operating companies income of the following segments:

	For the Year Ended December 31, 2005
	Restructuring Costs	Asset Impairment	Total Asset Impairment and Exit Costs	Implementation Costs	Total
	(in millions)
U.S. Beverages	$9	$—	$9	$2	$11
U.S. Cheese, Canada & North America Foodservice	33	113	146	20	166
U.S. Convenient Meals	12		12	7	19
U.S. Grocery	6	93	99	2	101
U.S. Snacks & Cereals	6	63	69	24	93
Europe, Middle East & Africa	127		127	26	153
Latin America & Asia Pacific	17		17	6	23

Total—Continuing Operations	$210	$269	$479	$87	$566

	For the Year Ended December 31, 2004
	Restructuring Costs	Asset Impairment	Total Asset Impairment and Exit Costs	Equity Impairment and Implementation Costs	Total
	(in millions)
U.S. Beverages	$9	$—	$9	$4	$13
U.S. Cheese, Canada & North America Foodservice	103	8	111	8	119
U.S. Convenient Meals	41		41	4	45
U.S. Grocery	8		8	6	14
U.S. Snacks & Cereals	222		222	18	240
Europe, Middle East & Africa	180		180	56	236
Latin America & Asia Pacific	20	12	32	1	33

Total—Continuing Operations	$583	$20	$603	$97	$700

        During 2003, the Company recorded a pre-tax charge of $6 million for asset impairment and exit costs related to the closure of a Nordic snacks plant. This charge was included in the operating companies income of the Europe, Middle East & Africa segment.

  •
  (Gains) Losses on Sales of Businesses—During 2005, the Company sold its fruit snacks assets, U.K. desserts assets, U.S. yogurt assets, a small business in Colombia, a minor trademark in Mexico and a small equity investment in Turkey for aggregate pre-tax gains of $108 million. During 2004, the Company sold a Brazilian snack nuts business and trademarks associated with a candy business in Norway for aggregate pre-tax losses of $3 million. During 2003, the Company sold a European rice business and a branded fresh cheese business in Italy for aggregate pre-tax gains of $31 million. These pre-tax (gains) losses were included in the operating companies income of the following segments:

	For the Years Ended December 31,
	2005	2004	2003
	(in millions)
U.S. Cheese, Canada & North America Foodservice	$(1)	$—	$—
U.S. Grocery	2
Europe, Middle East & Africa	(113)	(5)	(31)
Latin America & Asia Pacific	4	8

(Gains) losses on sales of businesses	$(108)	$3	$(31)

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

2005 compared with 2004

        The following discussion compares consolidated operating results for 2005 with 2004.

        The Company's 2005 results included 53 weeks of operating results compared with 52 weeks in 2004. The Company estimates that this extra week positively impacted net revenues and operating income by approximately 2% in 2005 (approximately $625 million and $100 million, respectively).

        Volume increased 210 million pounds (1.1%), including the benefit of 53 weeks in 2005 results. Excluding all acquisitions and divestitures, and the 53rd week of shipments, volume decreased approximately 1% due primarily to a focus on mix improvement, a SKU reduction program, the impact of higher retail prices on category growth trends in the United States and declines in certain international countries (most notably Germany), partially offset by new product introductions and growth in developing markets.

        Net revenues increased $1,945 million (6.0%) due primarily to favorable volume/mix ($1,086 million, including the benefit of the 53rd week), favorable currency ($533 million), higher net pricing ($453 million, reflecting commodity-driven pricing, partially offset by increased promotional spending) and the impact of acquisitions ($42 million), partially offset by the impact of divested businesses ($174 million).

        Operating income increased $140 million (3.0%), due primarily to favorable volume/mix ($479 million, including the benefit of the 53rd week), lower asset impairment and exit costs ($124 million), net gains on the sales of businesses ($111 million), favorable currency ($90 million) and a 2004 equity investment impairment charge related to a joint venture in Turkey ($47 million), partially offset by higher marketing, administration and research costs ($420 million, including higher benefit and marketing costs, as well as costs associated with the 53rd week), higher fixed manufacturing costs

($110 million), unfavorable costs, net of higher pricing ($102 million, due primarily to higher commodity costs and increased promotional spending), the net impact of higher implementation costs associated with the restructuring program ($37 million), and the impact of divestitures ($33 million).

        Currency movements increased net revenues by $533 million and operating income by $90 million. These increases were due primarily to the weakness of the U.S. dollar against the euro, the Canadian dollar, the Brazilian real and certain other currencies.

        The Company's reported effective income tax rate decreased by 2.9 percentage points to 29.4%, due primarily to the settlement of an outstanding U.S. tax claim of $24 million; $82 million from the resolution of outstanding items in the Company's international operations; and $33 million in tax impacts associated with the sale of a U.S. biscuit brand. The 2005 rate also includes a $53 million aggregate benefit from the domestic manufacturers' deduction provision and the dividend repatriation provision of the American Jobs Creation Act. The tax provision in 2004 included the $81 million favorable resolution of an outstanding tax item and the reversal of $35 million of tax accruals that were no longer required due to tax events that occurred during 2004.

        Earnings from continuing operations of $2,904 million increased $235 million (8.8%), due primarily to higher operating income and a lower income tax rate. Diluted EPS from continuing operations, which was $1.72, increased by 11.0%.

        Loss from discontinued operations, net of income tax, increased $268 million, due primarily to a loss on sale of $297 million in 2005. The loss from discontinued operations was due primarily to the recording of additional tax expense that arose from the sale of the sugar confectionery business in the second quarter of 2005.

        Net earnings of $2,632 million decreased $33 million (1.2%). Diluted EPS from net earnings, which was $1.55, was equal to 2004.

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

        The Company's reported effective income tax rate decreased by 2.6 percentage points to 32.3%, resulting from an $81 million favorable resolution of an outstanding tax item and the reversal of $35 million of tax accruals that are no longer required due to tax events that occurred during 2004.

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

Operating Results by Reportable Segment

Kraft North America Commercial

	For the Years Ended December 31,
	2005	2004	2003
	(in millions)
Volume (in pounds):
U.S. Beverages	3,109	2,968	2,634
U.S. Cheese, Canada & North America Foodservice	4,493	4,527	4,373
U.S. Convenient Meals	2,267	2,205	2,171
U.S. Grocery	1,709	1,690	1,678
U.S. Snacks & Cereals	2,509	2,424	2,389

Volume (in pounds)	14,087	13,814	13,245

Net revenues:
U.S. Beverages	$2,852	$2,555	$2,433
U.S. Cheese, Canada & North America Foodservice	7,774	7,420	6,716
U.S. Convenient Meals	4,497	4,250	4,058
U.S. Grocery	2,421	2,425	2,388
U.S. Snacks & Cereals	5,749	5,410	5,342

Net revenues	$23,293	$22,060	$20,937

Operating companies income:
U.S. Beverages	$458	$479	$630
U.S. Cheese, Canada & North America Foodservice	1,018	989	1,271
U.S. Convenient Meals	741	771	817
U.S. Grocery	743	894	894
U.S. Snacks & Cereals	871	737	1,046

Operating companies income	$3,831	$3,870	$4,658

2005 compared with 2004

        The following discussion compares Kraft North America Commercial's operating results for 2005 with 2004.

        Volume increased 2.0% including the benefit of 53 weeks in 2005 results. Excluding acquisitions and divestitures, and the 53rd week of shipments, volume was essentially flat.

        Net revenues increased $1,233 million (5.6%) due primarily to higher volume/mix ($873 million including the benefit of the 53rd week), higher net pricing ($239 million, reflecting commodity-driven price increases primarily on coffee, cheese, nuts and meats, partially offset by increased promotional spending), favorable currency ($172 million) and the impact of acquisitions ($41 million), partially offset by the impact of divestitures ($97 million).

        Operating companies income decreased $39 million (1.0%), due primarily to higher marketing, administration and research costs ($367 million, including higher benefit and marketing costs, as well as costs associated with the 53rd week), higher fixed manufacturing costs ($94 million), the net impact of higher implementation costs associated with the restructuring program ($15 million), the impact of divestitures ($9 million) and unfavorable costs, net of higher pricing ($3 million, including higher commodity costs and increased promotional spending), partially offset by favorable volume/mix ($364 million, including the benefit of the 53rd week), lower pre-tax charges for asset impairment and exit costs ($56 million) and favorable currency ($31 million).

        The following discusses operating results within each of Kraft North America Commercial's reportable segments.

        U.S. Beverages.    Volume increased 4.8% including the 53rd week of shipments (approximately 2 percentage points of growth), due primarily to refreshment beverages, partially offset by a decline in coffee. Refreshment beverages volume increased, due primarily to the 2004 acquisition of Veryfine, partially offset by a shift to lower weight sugar-free powdered beverages. In coffee, volume declined due to the impact of commodity-driven price increases on category consumption, although volume grew in premium brand coffee.

        Net revenues increased $297 million (11.6%), due primarily to higher pricing and lower promotional spending ($150 million, reflecting commodity-driven pricing in coffee), higher volume/mix ($111 million, including the benefit of the 53rd week) and the impact of the 2004 Veryfine acquisition ($34 million). Refreshment beverages net revenues increased, due primarily to expanded distribution of Veryfine and new product introductions in sugar-free powdered beverages. Coffee net revenues increased, due primarily to increased prices and positive mix driven by volume growth in premium brands.

        Operating companies income decreased $21 million (4.4%), due primarily to higher marketing, administration and research costs ($101 million, including higher marketing and benefit costs, as well as costs associated with the 53rd week) and higher fixed manufacturing costs ($12 million), partially offset by favorable volume/mix ($76 million including the benefit of the 53rdweek) and higher pricing ($14 million, including higher commodity costs).

        U.S. Cheese, Canada & North America Foodservice.    Volume decreased 0.8% including the 53rd week of shipments (approximately 2 percentage points of growth), due primarily to the impact of the divestiture of the U.S. yogurt assets and lower shipments in Canada, partially offset by gains in foodservice. In cheese, volume declined due primarily to the impact of the yogurt divestiture, partially offset by gains in natural cheese, cream cheese, process loaves and cottage cheese. Volume declined in Canada, due primarily to lower shipments of grocery products, ready-to-drink beverages, coffee and desserts. Volume in the foodservice business increased due primarily to the 2004 acquisition of the Veryfine beverage business.

        Net revenues increased $354 million (4.8%), due primarily to favorable volume/mix ($219 million, including the benefit of the 53rd week), favorable currency ($172 million), higher pricing, net of higher promotional spending ($25 million, reflecting commodity-driven pricing in late 2004), and the impact of acquisitions ($7 million), partially offset by the impact of divestitures ($67 million). Canada net revenues increased, due primarily to favorable currency and the impact of cheese and coffee pricing, partially offset by increased promotional spending and lower volume. Cheese net revenues also increased, reflecting commodity-driven pricing from 2004, partially offset by increased promotional spending and the divestiture of the yogurt assets. In foodservice, net revenues increased, due primarily to favorable currency and the impact of the 2004 Veryfine acquisition.

        Operating companies income increased $29 million (2.9%), due primarily to higher pricing and favorable costs ($78 million, net of higher promotional spending), favorable volume/mix ($68 million including the benefit of the 53rd week) and favorable currency ($31 million), partially offset by higher marketing, administration and research costs ($72 million, including higher benefit costs, as well as costs associated with the 53rd week), the impact of higher asset impairment and exit costs ($35 million), higher fixed manufacturing costs ($28 million) and higher implementation costs associated with the restructuring program ($12 million).

        U.S. Convenient Meals.    Volume increased 2.8% including the 53rd week of shipments (approximately 2 percentage points of growth), due primarily to higher shipments in meats, pizza and meals. Meats volume increased, aided by higher shipments of cold cuts and new product introductions. Meals volume increased, due primarily to the impact of the 53rd week, partially offset by the discontinuation of a product line. In pizza, volume also increased due primarily to the 53rd week and new product introductions, partially offset by competitive activity.

        Net revenues increased $247 million (5.8%), due to higher volume/mix ($227 million, including the benefit of the 53rdweek) and higher pricing, net of increased promotional spending ($20 million, reflecting commodity-driven pricing in meats and pizza). Meats net revenues increased, due primarily to higher volume and commodity-driven price increases, partially offset by higher promotional spending. Pizza net revenues increased, driven by positive mix from new products and the impact of commodity-driven price increases. In meals, net revenues increased due primarily to improved mix from new products, partially offset by the discontinuation of a product line and increased promotional spending.

        Operating companies income decreased $30 million (3.9%), due primarily to higher marketing, administration and research costs ($77 million, including higher marketing and benefit costs, as well as costs associated with the 53rd week) and higher fixed manufacturing expenses ($30 million), partially offset by favorable volume/mix ($45 million including the benefit of the 53rd week), lower pre-tax charges for asset impairment and exit costs ($29 million) and higher pricing net of higher costs ($8 million, due primarily to higher commodity driven pricing).

        U.S. Grocery.    Volume increased 1.1% due to the 53rd week of shipments (approximately 2 percentage points of growth). Enhancers volume increased slightly due primarily to higher shipments of spoonable dressings, partially offset by lower volume in pourable dressings and barbecue sauce due to increased competitive activity. In desserts, volume increased aided by new product introductions in refrigerated ready-to-eat desserts, partially offset by declines in dry packaged desserts and the impact of the fruit snacks divestiture.

        Net revenues decreased $4 million (0.2%), due primarily to the impact of divestitures ($30 million), partially offset by higher volume/mix ($20 million, including the benefit of the 53rd week) and higher pricing, net of increased promotional spending ($5 million). Desserts net revenues decreased, due primarily to the impact of the fruit snacks divestiture and declines in dry packaged desserts, partially offset by new product introductions in refrigerated ready-to-eat desserts and gains in marshmallows.

        Operating companies income decreased $151 million (16.9%), due primarily to higher pre-tax charges for asset impairment and exit costs ($91 million), unfavorable costs, net of higher pricing ($31 million, due primarily to higher commodity costs and increased promotional spending), higher marketing, administration and research costs ($21 million, including higher benefit costs, as well as costs associated with the 53rd week) and higher fixed manufacturing costs ($10 million).

        U.S. Snacks & Cereals.    Volume increased 3.5% including the 53rd week of shipments (approximately 2 percentage points of growth), as gains in biscuits and cereals were partially offset by a decline in salted snacks. In biscuits, volume increased due primarily to new product introductions in cookies. Cereals volume increased due primarily to new product introductions and expanded distribution in ready-to-eat cereals. In salted snacks, volume declined due to higher commodity-driven pricing on snack nuts and increased competitive activity.

        Net revenues increased $339 million (6.3%), due primarily to higher volume/mix ($296 million, including the benefit of the 53rd week) and higher pricing, net of increased promotional spending ($39 million, reflecting commodity-driven pricing in snack nuts and cereals). Biscuits net revenues increased, driven by new product introductions and improved mix. Cereals net revenues also increased, due primarily to new product introductions and higher shipments and pricing of ready-to-eat cereals. Salted snacks net revenues increased, as lower volume was offset by higher prices.

        Operating companies income increased $134 million (18.2%), due primarily to higher volume/mix ($171 million including the benefit of the 53rd week) and lower pre-tax charges for asset impairment and exit costs ($153 million), partially offset by higher marketing, administration and research costs ($96 million, including higher marketing and benefit costs, as well as costs associated with the 53rd week), unfavorable costs, net of higher pricing ($72 million, due primarily to higher commodity costs and increased promotional spending), higher fixed manufacturing costs ($15 million) and the net impact of higher implementation costs associated with the restructuring program ($6 million).

2004 compared with 2003

        The following discussion compares Kraft North America Commercial's operating results for 2004 with 2003.

        Volume increased 4.3%, due primarily to an acquisition in the U.S. Beverages segment and increased shipments in the U.S. Cheese, Canada & North America Foodservice segment.

        Net revenues increased $1,123 million (5.4%), due primarily to higher volume/mix ($537 million), higher net pricing ($312 million, reflecting commodity-driven price increases, partially offset by increased promotional spending), favorable currency ($164 million) and the impact of acquisitions ($117 million). Higher net revenues were driven by cheese, meats and nuts due to higher volume in response to consumer nutrition trends and higher commodity-driven pricing net of increased promotional spending.

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

        Net revenues increased $122 million (5.0%), due primarily to the impact of acquisitions ($94 million) and higher volume/mix ($85 million), partially offset by increased promotional spending ($56 million). Net revenues increased in refreshment beverages due primarily to the acquisition of Veryfine and increased shipments of sugar-free powdered beverages. In coffee, increased net revenues were due primarily to favorable mix from higher shipments of premium coffee, partially offset by increased promotional spending in base coffee in response to competitive activity.

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

        Net revenues increased $704 million (10.5%), due primarily to higher volume/mix ($272 million), higher pricing, net of higher promotional reinvestment spending in cheese ($248 million, reflecting commodity-driven pricing), favorable currency ($164 million) and the impact of acquisitions.    Cheese revenues increased due primarily to increased shipments and commodity-driven pricing, partially offset by increased promotional spending. In Canada, net revenues also increased due to cheese pricing. Foodservice net revenues increased, due primarily to commodity-driven net pricing in cheese and meat, and higher shipments.

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

        Net revenues increased $192 million (4.7%), due primarily to higher volume/mix ($114 million), higher pricing ($75 million, reflecting commodity-driven pricing in meats and pizza) and the impact of acquisitions. Meats net revenues increased due primarily to higher shipments of cold cuts, bacon and hot dogs, and commodity-driven pricing. In pizza, net revenues were higher due to new product introductions and commodity-driven pricing actions. Meals net revenues increased slightly as the impact of higher shipments of dinners was partially offset by the discontinuation of a product line.

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

        Net revenues increased $37 million (1.5%), due primarily to higher pricing and lower promotional spending ($34 million) and higher volume/mix. In enhancers, net revenues increased due primarily to higher shipments of pourable and spoonable salad dressings. Desserts net revenues increased due primarily to lower promotional spending for new product introductions and favorable mix from sugar-free desserts.

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

        Net revenues increased $68 million (1.3%), due primarily to higher volume/mix ($62 million) and higher pricing ($11 million, including the absence of high product returns associated with new products incurred in 2003, partially offset by increased promotional spending). In snacks, higher net revenues were due primarily to increased shipments of snack nuts due to consumer nutrition trends. Biscuit net revenues were higher due to the impact of lower product returns, partially offset by higher promotional spending. Cereals net revenues decreased due to lower shipments caused by consumer nutrition trends and increased competitive activity.

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

Kraft International Commercial

	For the Years Ended December 31,
	2005	2004	2003
	(in millions)
Volume (in pounds):
Europe, Middle East & Africa	2,862	2,915	2,953
Latin America & Asia Pacific	2,263	2,273	2,295

Volume (in pounds)	5,125	5,188	5,248

Net revenues:
Europe, Middle East & Africa	$7,999	$7,522	$7,014
Latin America & Asia Pacific	2,821	2,586	2,547

Net revenues	$10,820	$10,108	$9,561

Operating companies income:
Europe, Middle East & Africa	$798	$683	$1,002
Latin America & Asia Pacific	324	250	391

Operating companies income	$1,122	$933	$1,393

2005 compared with 2004

        The following discussion compares Kraft International Commercial's operating results for 2005 with 2004.

        Volume decreased 1.2% including the benefit of 53 weeks in 2005 results. Excluding the 53rd week of shipments in 2005 and the impact of divestitures, volume decreased approximately 2%, due primarily to the effect of commodity-driven pricing.

        Net revenues increased $712 million (7.0%), due primarily to favorable currency ($361 million), higher pricing, net of increased promotional spending ($214 million, including commodity-driven pricing) and favorable volume/mix ($213 million, including the benefit of the 53rd week), partially offset by the impact of divestitures ($77 million). Net revenues were up 14% in developing markets, driven by significant growth in Russia, Ukraine and the Middle East. In addition, net revenues increased in several Western European markets, partially offset by a decline in volume, particularly in Germany.

        Operating companies income increased $189 million (20.3%), due primarily to favorable volume/mix ($115 million, including the benefit of the 53rd week), net gains on the sale of businesses ($112 million), lower pre-tax charges for asset impairment and exit costs ($68 million), favorable currency ($59 million) and a 2004 equity investment impairment charge related to a joint venture in Turkey ($47 million), partially offset by unfavorable costs and increased promotional spending, net of higher pricing ($99 million, including higher commodity costs), higher marketing, administration and research costs ($53 million, including higher marketing and benefit costs, and costs associated with the 53rd week, partially offset by a $16 million recovery of receivables previously written off), the impact of divestitures ($24 million), the net impact of higher implementation costs associated with the restructuring program ($22 million) and higher fixed manufacturing costs ($16 million).

        The following discusses operating results within each of Kraft International Commercial's reportable segments.

        Europe, Middle East & Africa.    Volume decreased 1.8% including the 53rd week of shipments (approximately 2 percentage points of growth), due primarily to lower volume in Germany and the divestiture of the U.K. desserts assets in the first quarter of 2005, partially offset by growth in developing markets, including Russia, Ukraine and the Middle East. In grocery, volume declined, due to the divestiture of the U.K. desserts assets in the first quarter of 2005 and lower results in Egypt and Germany. Beverages volume declined, driven by lower coffee shipments in Germany, due to commodity-driven price increases, partially offset by higher refreshment beverage shipments in the Middle East and higher coffee shipments in Russia and Ukraine. Convenient meals volume declined, due primarily to lower category performance in the U.K. and lower promotions in Germany. Cheese volume increased due to higher shipments in the U.K., Italy and the Middle East. In snacks, volume increased, as gains in confectionery, benefiting from growth in Russia and Ukraine, were partially offset by lower biscuits volume in Egypt.

        Net revenues increased $477 million (6.3%), due primarily to favorable currency ($235 million), favorable volume/mix ($171 million, including the benefit of the 53rd week), higher pricing, net of increased promotional spending ($131 million, reflecting commodity-driven pricing in coffee), partially offset by the impact of divestitures ($60 million). Significant growth in Russia and Ukraine was partially offset by a decline in Germany.

        Operating companies income increased $115 million (16.8%), due primarily to net gains on the sale of businesses ($108 million), favorable volume/mix ($87 million including the benefit of the 53rd week), lower pre-tax charges for asset impairment and exit costs ($53 million), a 2004 equity investment impairment charge related to a joint venture in Turkey ($47 million) and favorable currency ($32 million), partially offset by unfavorable costs, net of higher pricing ($144 million, due primarily to higher commodity costs and increased promotional spending), higher marketing, administration and research costs ($30 million, including costs associated with the 53rd week), the impact of divestitures ($25 million) and the net impact of higher implementation costs associated with the restructuring program ($17 million).

        Latin America & Asia Pacific.    Volume decreased 0.4% including the 53rd week of shipments (approximately 2 percentage points of growth), due primarily to lower shipments in China, partially offset by growth in Southeast Asia. Grocery volume declined, due primarily to lower shipments in Brazil and Central America. Snacks volume also declined, impacted by increased biscuit competition in China and resizing of biscuit products in Latin America, partially offset by higher shipments in Venezuela. In beverages, volume increased, due primarily to refreshment beverage gains in the Philippines, Argentina and Puerto Rico.

        Net revenues increased $235 million (9.1%), due primarily to favorable currency ($126 million), higher pricing, net of increased promotional spending ($83 million) and favorable volume/mix ($42 million, including the benefit of the 53rdweek), partially offset by the impact of divestitures ($17 million). Net revenues increased in several geographies, including volume and pricing gains in Venezuela, and increased refreshment beverage and cheese shipments in the Philippines. Net revenues declined in China, where the Company faced increased competitive activity in biscuits.

        Operating companies income increased $74 million (29.6%), due primarily to higher pricing net of unfavorable costs ($45 million, including increased promotional spending), favorable volume/mix ($28 million, including the benefit of the 53rd week), favorable currency ($27 million) and lower pre-tax charges for asset impairment and exit costs ($15 million), partially offset by higher marketing, administration and research costs ($23 million, including costs associated with the 53rd week, partially offset by a $16 million recovery of receivables previously written off) and higher fixed manufacturing costs ($18 million).

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

        Net revenues increased $547 million (5.7%), due primarily to favorable currency ($674 million), the impact of acquisitions ($23 million) and favorable volume/mix ($23 million), partially offset by the impact of divestitures ($126 million) and increased promotional spending, net of higher pricing ($47 million). Lower pricing and higher promotional spending on coffee in Europe and lower shipments of refreshment beverages in Mexico negatively impacted net revenues.

        Operating companies income decreased $460 million (33.0%), due primarily to the pre-tax charges for asset impairment and exit costs ($206 million), unfavorable costs and increased promotional spending, net of higher pricing ($113 million), higher marketing, administration and research costs ($92 million, including higher benefit costs and infrastructure investment in developing markets), the 2004 equity investment impairment charge related to a joint venture in Turkey ($47 million), the unfavorable net impact related to gains and losses on the sales of businesses ($34 million), the impact of divestitures ($18 million) and the 2004 implementation costs associated with the restructuring program ($10 million), partially offset by favorable currency ($69 million).

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

        Net revenues increased $508 million (7.2%), due primarily to favorable currency ($649 million), favorable volume/mix ($48 million) and the impact of acquisitions ($21 million), partially offset by the impact of divestitures ($115 million) and lower pricing and increased promotional spending ($95 million). In cheese, net revenues decreased primarily due to the divestiture of certain fresh cheese brands in Italy, partially offset by increased shipments of cream cheese and process cheese in Europe. Snacks net revenues increased due to a salted snacks acquisition in Turkey, a biscuits acquisition in Egypt and higher confectionery shipments in Germany. In beverages, net revenues declined due to coffee price reductions in France and higher promotional spending in the United Kingdom, France and Germany, partially offset by higher shipments in Ukraine and Romania. Convenient meals net revenues declined due to lower shipments in Western Europe.

        Operating companies income decreased $319 million (31.8%), due primarily to the pre-tax charges for asset impairment and exit costs ($174 million), lower pricing and increased promotional spending ($92 million), higher marketing, administration and research costs ($49 million, including higher benefit costs as well as infrastructure investment in developing markets), the equity investment impairment charge related to a joint venture in Turkey ($47 million), lower gains on the sales of businesses ($26 million), the impact of divestitures ($17 million) and the 2004 implementation costs associated with the restructuring program ($9 million), partially offset by favorable currency ($78 million) and favorable volume/mix ($15 million).

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

        Net revenues increased $39 million (1.5%), due primarily to higher pricing ($48 million, reflecting devaluation-driven cost increases, net of increased promotional spending) and favorable currency ($25 million), partially offset by lower volume/mix ($25 million) and the impact of divestitures ($11 million). Cheese net revenues increased due to higher shipments and price increases across Latin America, Southeast Asia and Australia. In snacks, net revenues decreased due to the divestiture of a snack nuts business in Brazil. Beverage net revenues declined due primarily to lower shipments in Mexico as a result of increased price competition from carbonated beverages. In grocery, net revenues increased due primarily to higher shipments in Venezuela. Convenient meals net revenues increased due to higher shipments to Puerto Rico.

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

Financial Review

Net Cash Provided by Operating Activities

        Net cash provided by operating activities was $3.5 billion in 2005, $4.0 billion in 2004 and $4.1 billion in 2003. The decrease in 2005 operating cash flows from 2004 was due primarily to an increase in income tax payments (primarily related to the sale of the sugar confectionery business), an increase in the use of cash to fund working capital, due primarily to an increase in cash payments associated with the restructuring plan, and lower earnings, partially offset by lower pension plan contributions. The decrease in 2004 operating cash flows from 2003 was due primarily to lower net earnings, cash payments associated with the restructuring program and higher pension contributions, partially offset by a lower use of cash to fund working capital.

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

        During 2005, net cash provided by investing activities was $525 million, compared with net cash used in investing activities of $1.1 billion and $1.0 billion in 2004 and 2003, respectively. The cash provided by investing activities in 2005 includes the proceeds from sales of businesses, including the sugar confectionery business, fruit snacks assets, U.K. desserts assets, U.S. yogurt assets, a small business in Colombia, a small equity investment in Turkey and a minor trademark in Mexico. The increase in 2004 primarily reflected higher uses of cash for the purchase of businesses and the reduction of cash received from the sales of businesses, partially offset by lower capital expenditures.

        Capital expenditures, which were funded by operating activities, were $1.2 billion, $1.0 billion and $1.1 billion in 2005, 2004 and 2003, respectively. The 2005 capital expenditures were primarily to modernize manufacturing facilities, implement the restructuring program, and support new product and productivity initiatives. In 2006, capital expenditures are currently expected to be flat to 2005 expenditures, including capital expenditures required for the restructuring program. These expenditures are expected to be funded from operations.

Net Cash Used in Financing Activities

        During 2005, net cash of $4.0 billion was used in financing activities, compared with $3.2 billion during 2004. The increase in cash used in 2005 was due primarily to an increase in the Company's Class A share repurchases and the repayment of debt, partially offset by an increase in amounts due to Altria Group, Inc. and affiliates.

        During 2004, net cash of $3.2 billion was used in financing activities, compared with $2.8 billion during 2003. The increase in cash used in 2004 was due primarily to an increase in the Company's Class A share repurchases and dividend payments. In November 2004, the Company issued

$750 million in third-party long-term debt, the net proceeds of which were used to refinance maturing debt.

Debt and Liquidity

        Debt.    The Company's total debt, including amounts due to Altria Group, Inc. and affiliates, was $11.2 billion at December 31, 2005 and $12.5 billion at December 31, 2004. The Company's debt-to-equity ratio was 0.38 at December 31, 2005 and 0.42 at December 31, 2004. The Company's debt-to-capitalization ratio was 0.27 at December 31, 2005 and 0.30 at December 31, 2004.

        In November 2004, the Company issued $750 million of 5-year notes bearing interest at 4.125%. The net proceeds of the offering were used to refinance maturing debt. The Company has a Form S-3 shelf registration statement on file with the Securities and Exchange Commission ("SEC") under which the Company may sell debt securities and/or warrants to purchase debt securities in one or more offerings up to a total amount of $4.0 billion. At December 31, 2005, the Company had $3.5 billion of capacity remaining under its shelf registration.

        At December 31, 2005 and 2004, the Company had short-term amounts payable to Altria Group, Inc. and affiliates of $652 million and $227 million, respectively. The amounts payable to Altria Group, Inc. generally include accrued dividends, taxes and service fees. Interest on intercompany borrowings is based on the applicable London Interbank Offered Rate. The Company had no long-term amounts payable to Altria Group, Inc. and affiliates.

        Credit Ratings.    Following a $10.1 billion judgment on March 21, 2003, against Altria Group, Inc.'s domestic tobacco subsidiary, Philip Morris USA Inc., the three major credit rating agencies took a series of ratings actions resulting in the lowering of the Company's short-term and long-term debt ratings, despite the fact the Company is neither a party to, nor has exposure to, this litigation. The Company's credit ratings by Moody's at December 31, 2005, were "P-2" for short-term debt and "A3" for long-term debt, with stable outlook. The Company's credit ratings by Standard & Poor's at December 31, 2005 were "A-2" for short-term debt and "BBB+" for long-term debt, with stable outlook. The Company's credit ratings by Fitch Rating Services at December 31, 2005 were "F-2" for short-term debt and "BBB+" for long-term debt, with stable outlook. As a result of the rating agencies' actions, borrowing costs have increased. None of the Company's debt agreements requires accelerated repayment in the event of a decrease in credit ratings. The credit rating downgrades by Moody's, Standard & Poor's and Fitch Rating Services had no impact on any of the Company's other existing third-party contracts.

        Credit Lines.    The Company maintains revolving credit facilities that have historically been used to support the issuance of commercial paper. In April 2005, the Company terminated its $2.0 billion, multi-year revolving credit facility expiring in July 2006 and its $2.5 billion, 364-day revolving credit facility expiring in July 2005 and replaced them with a new $4.5 billion, multi-year revolving credit facility that expires in April 2010. At December 31, 2005, the credit line for the Company and the related activity were as follows (in billions of dollars):

	December 31, 2005
Type	Credit Lines	Amount Drawn	Commercial Paper Outstanding
Multi-year	$4.5	$—	$0.4

        The Company's revolving credit facility, which is for its sole use, requires the maintenance of a minimum net worth of $20.0 billion. At December 31, 2005, the Company's net worth was $29.6 billion. The Company expects to continue to meet this covenant. The revolving credit facility does not include any other financial tests, any credit rating triggers or any provisions that could require the posting of collateral. The Company expects to refinance long-term and short-term debt from time to time. The nature and amount of the Company's long-term and short-term debt and the proportionate amount of each can be expected to vary as a result of future business requirements, market conditions and other factors.

        In addition to the above, certain international subsidiaries of Kraft maintain uncommitted credit lines to meet the short-term working capital needs of the international businesses. These credit lines, which amounted to approximately $1.3 billion as of December 31, 2005, are for the sole use of the Company's international businesses. Borrowings on these lines amounted to approximately $400 million and $150 million at December 31, 2005 and 2004, respectively.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

        The Company has no off-balance sheet arrangements other than the guarantees and contractual obligations that are discussed below.

        Guarantees.    As discussed in Note 18 to the consolidated financial statements, the Company had third-party guarantees, which are primarily derived from acquisition and divestiture activities, of approximately $27 million at December 31, 2005. Substantially all of these guarantees expire through 2013, with $14 million expiring during 2006. The Company is required to perform under these guarantees in the event that a third party fails to make contractual payments or achieve performance measures. The Company has a liability of $17 million on its consolidated balance sheet at December 31, 2005, relating to these guarantees.

        In addition, at December 31, 2005, the Company was contingently liable for $127 million of guarantees related to its own performance. These include surety bonds related to dairy commodity purchases and guarantees related to the payment of customs duties and taxes, and letters of credit.

        Guarantees do not have, and are not expected to have, a significant impact on the Company's liquidity.

        Aggregate Contractual Obligations.    The following table summarizes the Company's contractual obligations at December 31, 2005:

	Payments Due
	Total	2006	2007-08	2009-10	2011 and Thereafter
	(in millions)
Long-term debt(1)	$9,779	$1,268	$2,112	$755	$5,644
Operating leases(2)	996	260	385	198	153
Purchase obligations(3):
Inventory and production costs	2,264	1,678	503	63	20
Other	1,456	1,315	138	3

	3,720	2,993	641	66	20
Other long-term liabilities(4)	89	6	81	2

	$14,584	$4,527	$3,219	$1,021	$5,817

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

(4)
Other long-term liabilities primarily consist of certain specific severance and incentive compensation arrangements. The following long-term liabilities included on the consolidated balance sheet are excluded from the table above: accrued pension, postretirement health care and postemployment costs, income taxes, minority interest, insurance accruals and other accruals. The Company is unable to estimate the timing of the payments for these items. Currently, the Company anticipates making U.S. pension contributions of approximately $140 million in 2006 and non-U.S. pension contributions of approximately $106 million in 2006, based on current tax law (as discussed in Note 15 to the consolidated financial statements).

        The Company believes that its cash from operations and existing credit facility will provide sufficient liquidity to meet its working capital needs (including the cash requirements of the restructuring program), planned capital expenditures, future contractual obligations and payment of its anticipated quarterly dividends.

Equity and Dividends

        In December 2003, the Company's Board of Directors approved the repurchase from time to time of up to $700 million of the Company's Class A common stock. In December 2004, the Company completed the program, acquiring 21.7 million Class A shares at an average price of $32.23 per share. In December 2004, the Company commenced repurchasing shares under a two-year $1.5 billion Class A common stock repurchase program authorized by its Board of Directors. Through December 31, 2005, repurchases under the $1.5 billion program were 40.6 million shares at a cost of $1.25 billion, or $30.81 per share. During 2005, the Company repurchased 39.2 million shares at a cost of $1.2 billion, and in 2004, the Company repurchased 21.5 million shares at a cost of $700 million.

        In March 2006, the Company's Board of Directors authorized a new share repurchase program to repurchase from time to time up to $2.0 billion of the Company's Class A common stock. This new program, expected to run through 2008, will commence upon the completion of the existing two-year $1.5 billion program, which is expected to be completed during the first quarter of 2006.

        As discussed in Note 11 to the consolidated financial statements, during 2005 and 2004, the Company granted approximately 4.2 million and 4.1 million restricted Class A shares, respectively, to eligible U.S.-based employees, and during 2005 and 2004, also issued to eligible non-U.S. employees rights to receive approximately 1.8 million and 1.9 million Class A equivalent shares, respectively. The market value per restricted share or right was $33.32 and $32.23 on the dates of the 2005 and 2004 grants, respectively. Restrictions on most of the stock and rights granted in 2005 lapse in the first quarter of 2008, while restrictions on grants in 2004 lapse in the first quarter of 2007.

        In 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R requires companies to measure compensation cost for share-based payments at fair value. The Company will adopt this new standard prospectively, on January 1, 2006, and the adoption of SFAS No. 123R will not have a material impact on its consolidated financial position, results of operations or cash flows. At December 31, 2005, the number of shares to be issued upon exercise of outstanding stock options and vesting of non-U.S. rights to receive equivalent shares was 19.9 million, or 1.2% of total Class A and Class B shares outstanding.

        Dividends paid in 2005 and 2004 were $1,437 million and $1,280 million, respectively, an increase of 12.3%, reflecting a higher dividend rate in 2005, partially offset by a lower number of shares outstanding as a result of Class A share repurchases. During the third quarter of 2005, the Company's Board of Directors approved a 12.2% increase in the current quarterly dividend rate to $0.23 per share on its Class A and Class B common stock. As a result, the present annualized dividend rate is $0.92 per common share. The declaration of dividends is subject to the discretion of the Company's Board of Directors and will depend on various factors, including the Company's net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by the Company's Board of Directors.

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

        During the years ended December 31, 2005, 2004 and 2003, ineffectiveness related to cash flow hedges was not material. At December 31, 2005, the Company was hedging forecasted transactions for periods not exceeding the next fifteen months. The Company estimates that derivative losses of approximately $2 million, net of income taxes, reported in accumulated other comprehensive earnings (losses) at December 31, 2005 will be reclassified to the consolidated statement of earnings within the next twelve months.

        Foreign Exchange Rates.    The Company uses forward foreign exchange contracts and foreign currency options to mitigate its exposure to changes in exchange rates from third-party and intercompany actual and forecasted transactions. Substantially all of the Company's derivative financial instruments are effective as hedges. The primary currencies to which the Company is exposed, based on the size and location of its businesses, include the euro, Swiss franc, British pound and Canadian dollar. At December 31, 2005 and 2004, the Company had foreign exchange option and forward contracts with aggregate notional amounts of $2.2 billion and $2.9 billion, respectively. The effective portion of unrealized gains and losses associated with forward and option contracts is deferred as a component of accumulated other comprehensive earnings (losses) until the underlying hedged transactions are reported on the Company's consolidated statement of earnings.

        Commodities.    The Company is exposed to price risk related to forecasted purchases of certain commodities used as raw materials by its businesses. Accordingly, the Company uses commodity forward contracts as cash flow hedges, primarily for coffee and cocoa. Commodity futures and options are also used to hedge the price of certain commodities, including milk, coffee, cocoa, wheat, corn, sugar and soybean oil. In general, commodity forward contracts qualify for the normal purchase exception under SFAS No. 133 and are, therefore, not subject to the provisions of SFAS No. 133. At December 31, 2005 and 2004, the Company had net long commodity positions of $521 million and $443 million, respectively. Unrealized gains or losses on net commodity positions were immaterial at December 31, 2005 and 2004. The effective portion of unrealized gains and losses on commodity futures and option contracts is deferred as a component of accumulated other comprehensive earnings (losses) and is recognized as a component of cost of sales in the Company's consolidated statement of earnings when the related inventory is sold.

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

        The VAR estimates were made assuming normal market conditions, using a 95% confidence interval. The Company used a "variance/co-variance" model to determine the observed interrelationships between movements in interest rates and various currencies. These interrelationships were determined by observing interest rate and forward currency rate movements over the preceding quarter for the calculation of VAR amounts at December 31, 2005 and 2004, and over each of the four preceding quarters for the calculation of average VAR amounts during each year. The values of foreign currency and commodity options do not change on a one-to-one basis with the underlying currency or commodity, and were valued accordingly in the VAR computation.

        The estimated potential one-day loss in fair value of the Company's interest rate-sensitive instruments, primarily debt, under normal market conditions and the estimated potential one-day loss in pre-tax earnings from foreign currency and commodity instruments under normal market conditions, as calculated in the VAR model, were as follows (in millions):

	Pre-Tax Earnings Impact				Fair Value Impact
	At 12/31/05	Average	High	Low	At 12/31/05	Average	High	Low
Instruments sensitive to:
Interest rates					$29	$39	$45	$29
Foreign currency rates	$23	$25	$28	$23
Commodity prices	7	6	12	3
	Pre-Tax Earnings Impact				Fair Value Impact
	At 12/31/04	Average	High	Low	At 12/31/04	Average	High	Low
Instruments sensitive to:
Interest rates					$56	$66	$74	$56
Foreign currency rates	$20	$16	$25	$4
Commodity prices	4	6	8	4

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

        See paragraphs captioned "Market Risk" and "Value at Risk" in Item 7 above.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of the Company's internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company's Board of Directors.

        Based on this assessment, management determined that, as of December 31, 2005, the Company maintained effective internal control over financial reporting.

        PricewaterhouseCoopers LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of the Company included in this report, has audited our management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005.

February 7, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Kraft Foods Inc.:

        We have completed integrated audits of Kraft Foods Inc.'s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions on Kraft Foods Inc.'s 2005, 2004, and 2003 consolidated financial statements and on its internal control over financial reporting as of December 31, 2005, based on our audits, are presented below.

Consolidated financial statements

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, shareholders' equity, and cash flows, present fairly, in all material respects, the financial position of Kraft Foods Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Kraft Foods Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

        Also, in our opinion, management's assessment, included in the Report of Management on Internal Control Over Financial Reporting dated February 7, 2006, that Kraft Foods Inc. maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, Kraft Foods Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Kraft Foods Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of Kraft Foods Inc.'s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/  PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
February 7, 2006

KRAFT FOODS INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, at December 31,

(in millions of dollars)

	2005	2004
ASSETS
Cash and cash equivalents	$316	$282
Receivables (less allowances of $92 in 2005 and $118 in 2004)	3,385	3,541
Inventories:
Raw materials	1,363	1,367
Finished product	1,980	2,080

	3,343	3,447
Deferred income taxes	879	749
Assets of discontinued operations held for sale		1,458
Other current assets	230	245

Total current assets	8,153	9,722
Property, plant and equipment, at cost:
Land and land improvements	388	400
Buildings and building equipment	3,551	3,545
Machinery and equipment	12,008	11,892
Construction in progress	651	646

	16,598	16,483
Less accumulated depreciation	6,781	6,498

	9,817	9,985
Goodwill	24,648	25,177
Other intangible assets, net	10,516	10,634
Prepaid pension assets	3,617	3,569
Other assets	877	841

TOTAL ASSETS	$57,628	$59,928

LIABILITIES
Short-term borrowings	$805	$1,818
Current portion of long-term debt	1,268	750
Due to Altria Group, Inc. and affiliates	652	227
Accounts payable	2,270	2,207
Accrued liabilities:
Marketing	1,529	1,637
Employment costs	625	732
Other	1,338	1,537
Income taxes	237	170

Total current liabilities	8,724	9,078
Long-term debt	8,475	9,723
Deferred income taxes	6,067	6,468
Accrued postretirement health care costs	1,931	1,887
Other liabilities	2,838	2,861

Total liabilities	28,035	30,017

Contingencies (Note 18)
SHAREHOLDERS' EQUITY
Class A common stock, no par value (555,000,000 shares issued in 2005 and 2004)
Class B common stock, no par value (1,180,000,000 shares issued and outstanding in 2005 and 2004)
Additional paid-in capital	23,835	23,762
Earnings reinvested in the business	9,453	8,304
Accumulated other comprehensive losses (including currency translation of $(1,290) in 2005 and $(890) in 2004)	(1,663)	(1,205)

	31,625	30,861
Less cost of repurchased stock (65,119,245 Class A shares in 2005 and 29,644,926 Class A shares in 2004)	(2,032)	(950)

Total shareholders' equity	29,593	29,911

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$57,628	$59,928

See notes to consolidated financial statements.

KRAFT FOODS INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS of EARNINGS

for the years ended December 31,

(in millions of dollars, except per share data)

	2005	2004	2003
Net revenues	$34,113	$32,168	$30,498
Cost of sales	21,845	20,281	18,531

Gross profit	12,268	11,887	11,967
Marketing, administration and research costs	7,135	6,658	6,123
Asset impairment and exit costs	479	603	6
(Gains) losses on sales of businesses, net	(108)	3	(31)
Amortization of intangibles	10	11	9

Operating income	4,752	4,612	5,860
Interest and other debt expense, net	636	666	665

Earnings from continuing operations before income taxes and minority interest	4,116	3,946	5,195
Provision for income taxes	1,209	1,274	1,812

Earnings from continuing operations before minority interest	2,907	2,672	3,383
Minority interest in earnings from continuing operations, net	3	3	4

Earnings from continuing operations	2,904	2,669	3,379
(Loss) earnings from discontinued operations, net of income taxes	(272)	(4)	97

Net earnings	$2,632	$2,665	$3,476

Per share data:
Basic earnings per share:
Continuing operations	$1.72	$1.56	$1.95
Discontinued operations	(0.16)		0.06

Net earnings	$1.56	$1.56	$2.01

Diluted earnings per share:
Continuing operations	$1.72	$1.55	$1.95
Discontinued operations	(0.17)		0.06

Net earnings	$1.55	$1.55	$2.01

See notes to consolidated financial statements.

KRAFT FOODS INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS of SHAREHOLDERS' EQUITY

(in millions of dollars, except per share data)

				Accumulated Other Comprehensive Earnings (Losses)
	Class A and B Common Stock	Additional Paid-In Capital	Earnings Reinvested in the Business	Currency Translation Adjustments	Other	Total	Cost of Repurchased Stock	Total Shareholders' Equity
Balances, January 1, 2003	$—	$23,655	$4,814	$(2,249)	$(218)	$(2,467)	$(170)	$25,832
Comprehensive earnings:
Net earnings			3,476					3,476
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				755		755		755
Additional minimum pension liability					(68)	(68)		(68)
Change in fair value of derivatives accounted for as hedges					(12)	(12)		(12)

Total other comprehensive earnings								675

Total comprehensive earnings								4,151

Exercise of stock options and issuance of other stock awards		49	(129)				148	68
Cash dividends declared ($0.66 per share)			(1,141)					(1,141)
Class A common stock repurchased							(380)	(380)

Balances, December 31, 2003	—	23,704	7,020	(1,494)	(298)	(1,792)	(402)	28,530
Comprehensive earnings:
Net earnings			2,665					2,665
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				604		604		604
Additional minimum pension liability					(22)	(22)		(22)
Change in fair value of derivatives accounted for as hedges					5	5		5

Total other comprehensive earnings								587

Total comprehensive earnings								3,252

Exercise of stock options and issuance of other stock awards		58	(61)				152	149
Cash dividends declared ($0.77 per share)			(1,320)					(1,320)
Class A common stock repurchased							(700)	(700)

Balances, December 31, 2004	—	23,762	8,304	(890)	(315)	(1,205)	(950)	29,911
Comprehensive earnings:
Net earnings			2,632					2,632
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				(400)		(400)		(400)
Additional minimum pension liability					(48)	(48)		(48)
Change in fair value of derivatives accounted for as hedges					(10)	(10)		(10)

Total other comprehensive earnings								(458)

Total comprehensive earnings								2,174

Exercise of stock options and issuance of other stock awards		52	(12)				(118)	158
Cash dividends declared ($0.87 per share)			(1,471)					(1,471)
Class A common stock repurchased							(1,200)	(1,200)
Other		21						21

Balances, December 31, 2005	$—	$23,835	$9,453	$(1,290)	$(373)	$(1,663)	$(2,032)	$29,593

See notes to consolidated financial statements.

KRAFT FOODS INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS of CASH FLOWS

for the years ended December 31,

(in millions of dollars)

	2005	2004	2003
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net earnings	$2,632	$2,665	$3,476
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	879	879	813
Deferred income tax (benefit) provision	(408)	41	244
(Gains) losses on sales of businesses, net	(108)	3	(31)
Integration costs, net of cash paid	(1)	(1)	(26)
Loss on sale of discontinued operations	32
Impairment loss on discontinued operations		107
Asset impairment and exit costs, net of cash paid	315	493	6
Cash effects of changes, net of the effects from acquired and divested companies:
Receivables, net	65	23	(45)
Inventories	(42)	(65)	197
Accounts payable	74	152	(116)
Income taxes	(33)	(251)	(125)
Amounts due to Altria Group, Inc. and affiliates	273	74	169
Other working capital items	(432)	90	(167)
Change in pension assets and postretirement liabilities, net	(10)	(436)	(419)
Other	228	234	143

Net cash provided by operating activities	3,464	4,008	4,119

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
Capital expenditures	(1,171)	(1,006)	(1,085)
Purchases of businesses, net of acquired cash		(137)	(98)
Proceeds from sales of businesses	1,668	18	96
Other	28	69	38

Net cash provided by (used in) investing activities	525	(1,056)	(1,049)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
Net (repayment) issuance of short-term borrowings	$(1,005)	$(635)	$819
Long-term debt proceeds	69	832	1,577
Long-term debt repaid	(775)	(842)	(491)
Repayment of notes payable to Altria Group, Inc. and affiliates			(2,757)
Increase (decrease) in amounts due to Altria Group, Inc. and affiliates	107	(585)	(525)
Repurchase of Class A common stock	(1,175)	(688)	(372)
Dividends paid	(1,437)	(1,280)	(1,089)
Other	265	(20)	52

Net cash used in financing activities	(3,951)	(3,218)	(2,786)

Effect of exchange rate changes on cash and cash equivalents	(4)	34	15

Cash and cash equivalents:
Increase (decrease)	34	(232)	299
Balance at beginning of year	282	514	215

Balance at end of year	$316	$282	$514

Cash paid:
Interest	$679	$633	$642

Income taxes	$1,957	$1,610	$1,726

See notes to consolidated financial statements.

KRAFT FOODS INC. and SUBSIDIARIES

NOTES to CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Background and Basis of Presentation:

Background:

        Kraft Foods Inc. ("Kraft") was incorporated in 2000 in the Commonwealth of Virginia. Kraft, through its subsidiaries (Kraft and its subsidiaries are hereinafter referred to as the "Company"), is engaged in the manufacture and sale of packaged foods and beverages in the United States, Canada, Europe, Latin America, Asia Pacific and Middle East and Africa.

        Prior to June 13, 2001, the Company was a wholly-owned subsidiary of Altria Group, Inc. On June 13, 2001, the Company completed an initial public offering ("IPO") of 280,000,000 shares of its Class A common stock at a price of $31.00 per share. At December 31, 2005, Altria Group, Inc. held 98.3% of the combined voting power of the Company's outstanding capital stock and owned 87.2% of the outstanding shares of the Company's capital stock.

        In June 2005, the Company sold substantially all of its sugar confectionery business for pre-tax proceeds of approximately $1.4 billion. The Company has reflected the results of its sugar confectionery business prior to the closing date as discontinued operations on the consolidated statements of earnings. The assets related to the sugar confectionery business were reflected as assets of discontinued operations held for sale on the consolidated balance sheet at December 31, 2004.

        In October 2005, the Company announced that, effective January 1, 2006, its Canadian business will be realigned to better integrate it into the Company's North American business by product category. Beginning in the first quarter of 2006, the operating results of the Canadian business will be reported throughout the North American food segments. In addition, in the first quarter of 2006, the Company's international businesses will be realigned to reflect the reorganization announced within Europe in November 2005. Beginning in the first quarter of 2006, the operating results of the Company's international businesses will be reported in two revised segments—European Union; and to reflect increased management attention to the reporting in the Company's developing markets—Developing Markets, Oceania and North Asia. Accordingly, prior period segment results will be restated.

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

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the dates of the financial statements and the reported amounts of net revenues and expenses during the reporting periods. Significant estimates and assumptions include, among other things, pension and benefit plan assumptions, lives and valuation assumptions of goodwill and other intangible assets, marketing programs and income taxes. Actual results could differ from those estimates.

        The Company's operating subsidiaries generally report year-end results as of the Saturday closest to the end of each year. This resulted in fifty-three weeks of operating results in the Company's consolidated statement of earnings for the year ended December 31, 2005, versus fifty-two weeks for the years ended December 31, 2004 and 2003.

        As discussed in Note 13. Income Taxes, classification of certain prior years' amounts have been revised to conform with the current year's presentation.

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

        Definite life intangible assets are amortized over their estimated useful lives. The Company is required to conduct an annual review of goodwill and intangible assets for potential impairment. Goodwill impairment testing requires a comparison between the carrying value and fair value of each reporting unit. If the carrying value exceeds the fair value, goodwill is considered impaired. The amount of impairment loss is measured as the difference between the carrying value and implied fair value of goodwill, which is determined using discounted cash flows. Impairment testing for non-amortizable intangible assets requires a comparison between the fair value and carrying value of the intangible asset. If the carrying value exceeds fair value, the intangible asset is considered impaired and is reduced to fair value. During the first quarter of 2005, the Company completed its annual review of goodwill and intangible assets and no impairment charges resulted from this review. However, as part of the sale or pending sale of certain Canadian assets and two brands, the Company recorded total non-cash pre-tax asset impairment charges of $269 million in 2005, which included impairment of goodwill and intangible assets of $13 million and $118 million, respectively, as well as $138 million of asset write-downs. During 2004, the Company's annual review of goodwill and intangible assets resulted in a $29 million non-cash pre-tax charge related to an intangible asset impairment for a small confectionery business in the United States and certain brands in Mexico. A portion of this charge, $12 million, was recorded as asset impairment and exit costs on the consolidated statement of earnings. The remainder of the charge, $17 million, was included in discontinued operations.

        At December 31, 2005 and 2004, goodwill by reportable segment was as follows (in millions):

	2005	2004
U.S. Beverages	$1,293	$1,293
U.S. Cheese, Canada & North America Foodservice	5,366	5,382
U.S. Convenient Meals	1,880	1,880
U.S. Grocery	2,634	2,641
U.S. Snacks & Cereals	8,630	8,658
Europe, Middle East & Africa	4,487	5,014
Latin America & Asia Pacific	358	309

Total goodwill	$24,648	$25,177

        Intangible assets at December 31, 2005 and 2004, were as follows (in millions):

	2005		2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizable intangible assets	$10,482		$10,589
Amortizable intangible assets	95	$61	96	$51

Total intangible assets	$10,577	$61	$10,685	$51

        Non-amortizable intangible assets consist substantially of brand names purchased through the Nabisco acquisition. Amortizable intangible assets consist primarily of certain trademark licenses and non-compete agreements. Amortization expense for intangible assets was $10 million, $11 million and $9 million for the years ended December 31, 2005, 2004 and 2003, respectively. Amortization expense for each of the next five years is currently estimated to be approximately $7 million or less.

        The movement in goodwill and gross carrying amount of intangible assets is as follows:

	2005		2004
	Goodwill	Intangible Assets	Goodwill	Intangible Assets
	(in millions)
Balance at January 1	$25,177	$10,685	$25,402	$11,516
Changes due to:
Acquisitions			57	71
Reclassification to assets held for sale			(814)	(485)
Currency	(508)	10	495	(7)
Intangible asset impairment	(13)	(118)		(29)
Other	(8)		37	(381)

Balance at December 31	$24,648	$10,577	$25,177	$10,685

        Other in 2004, above, includes the reclassification to goodwill of certain amounts previously classified as indefinite life intangible assets, as well as tax adjustments related to the Nabisco acquisition.

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

Guarantees:

        The Company accounts for guarantees in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 requires the disclosure of certain guarantees and the recognition of a liability for the fair value of the obligation of qualifying guarantee activities. See Note 18. Contingencies for a further discussion of guarantees.

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

Income taxes:

        The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." The U.S. accounts of the Company are included in the consolidated federal income tax return of Altria Group, Inc. Income taxes are generally computed on a separate company basis. To the extent that foreign tax credits, capital losses and other credits generated by the Company, which cannot currently be utilized on a separate company basis, are utilized in Altria Group, Inc.'s consolidated federal income tax return, the benefit is recognized in the calculation of the Company's provision for income taxes. Based on the Company's current estimate, this benefit is calculated to be approximately $225 million, $70 million and $100 million for the years ended December 31, 2005, 2004 and 2003, respectively. The increase in 2005 is driven primarily by dividend repatriations and certain legal entity reorganizations. The Company makes payments to, or is reimbursed by, Altria Group, Inc. for the tax effects resulting from its inclusion in Altria Group, Inc.'s consolidated federal income tax return, including current taxes payable and net changes in tax provisions. Significant judgment is required in determining income tax provisions and in evaluating tax positions. The Company establishes additional provisions for income taxes when, despite the belief that their tax positions are fully supportable, there remain certain positions that are likely to be challenged and that may not be sustained on review by tax authorities. The Company evaluates and potentially adjusts these provisions in light of changing facts and circumstances. The consolidated tax provision includes the impact of changes to accruals that are considered appropriate. Upon the closure of current and future tax audits in various jurisdictions, significant income tax accrual reversals could continue to occur, which could trigger reimbursements from Altria Group, Inc.

Inventories:

        Inventories are stated at the lower of cost or market. The last-in, first-out ("LIFO") method is used to cost a majority of domestic inventories. The cost of other inventories is principally determined by the average cost method.

        In 2004, the FASB issued SFAS No. 151, "Inventory Costs." SFAS No. 151 requires that abnormal idle facility expense, spoilage, freight and handling costs be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead costs to inventories be based on the normal capacity of the production facility. The Company is required to adopt the provisions of SFAS No. 151 prospectively as of January 1, 2006, but the effect of adoption will not have a material impact on its consolidated results of operations, financial position or cash flows.

Marketing costs:

        The Company promotes its products with advertising, consumer incentives and trade promotions. Such programs include, but are not limited to, discounts, coupons, rebates, in-store display incentives and volume-based incentives. Advertising costs are expensed as incurred. Consumer incentive and trade promotion activities are recorded as a reduction of revenues based on amounts estimated as being due to customers and consumers at the end of a period, based principally on historical utilization and redemption rates. For interim reporting purposes, advertising and consumer incentive expenses are charged to operations as a percentage of volume, based on estimated volume and related expense for the full year.

Revenue recognition:

        The Company recognizes revenues, net of sales incentives and including shipping and handling charges billed to customers, upon shipment or delivery of goods when title and risk of loss pass to customers. Shipping and handling costs are classified as part of cost of sales.

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

        At December 31, 2005, the Company had stock-based employee compensation plans, which are described more fully in Note 11. Stock Plans. The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for stock options within those plans. No compensation expense for employee stock options is reflected in net earnings, as all stock options granted under those plans had an exercise price equal to the market value of the common stock on the date of grant. Net earnings, as reported, includes pre-tax compensation expense related to restricted stock and rights to receive shares of stock of $148 million, $106 million and $57 million for the years ended December 31, 2005, 2004 and 2003, respectively. The following table illustrates the effect on net earnings and earnings per share ("EPS") if the Company had applied the fair value recognition provisions of SFAS No. 123 to measure compensation expense for outstanding stock option awards (using a modified Black-Scholes methodology) for the years ended December 31, 2005, 2004 and 2003 (in millions, except per share data):

	2005	2004	2003
Net earnings, as reported	$2,632	$2,665	$3,476
Deduct:
Total stock-based employee compensation expense determined under fair value method for all stock option awards, net of related tax effects	7	7	12

Pro forma net earnings	$2,625	$2,658	$3,464

Earnings per share:
Basic—as reported	$1.56	$1.56	$2.01

Basic—pro forma	$1.56	$1.56	$2.01

Diluted—as reported	$1.55	$1.55	$2.01

Diluted—pro forma	$1.55	$1.55	$2.00

        In 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R requires companies to measure compensation cost for share-based payments at fair value. The Company will adopt this new standard prospectively, on January 1, 2006, and the adoption of SFAS No. 123R will not have a material impact on its consolidated financial position, results of operations or cash flows.

Note 3.    Asset Impairment, Exit and Implementation Costs:

Restructuring Program:

        In January 2004, the Company announced a three-year restructuring program with the objectives of leveraging the Company's global scale, realigning and lowering its cost structure, and optimizing capacity utilization. As part of this program, the Company anticipates the closing or sale of up to 20 plants and the elimination of approximately 6,000 positions. From 2004 through 2006, the Company expects to incur approximately $1.2 billion in pre-tax charges, reflecting asset disposals, severance and other implementation costs, including $297 million and $641 million incurred in 2005 and 2004, respectively. Approximately 60% of the pre-tax charges are expected to require cash payments. In addition, in January 2006, the Company announced plans to continue its restructuring efforts beyond those originally contemplated. Additional pre-tax charges are anticipated to be $2.5 billion from 2006 to 2009, of which approximately $1.6 billion are expected to require cash payments. These charges will result in the anticipated closure of up to 20 additional facilities and the elimination of approximately 8,000 additional positions. Initiatives under the expanded program include additional organizational streamlining and facility closures. The entire restructuring program is expected to ultimately result in $3.7 billion in pre-tax charges, the closure of up to 40 facilities and the elimination of approximately 14,000 positions. Approximately $2.3 billion of the $3.7 billion in pre-tax charges are expected to require cash payments.

Restructuring Costs:

        During 2005 and 2004, pre-tax charges under the restructuring program of $210 million and $583 million, respectively, were recorded as asset impairment and exit costs on the consolidated statements of earnings. These pre-tax charges resulted from the announcement of the closing of 19 plants since January 2004, of which 6 occurred in 2005, the termination of co-manufacturing agreements in 2004, and the continuation of a number of workforce reduction programs. Approximately $170 million of the pre-tax charges incurred in 2005 will require cash payments.

        Pre-tax restructuring liability activity for the years ended December 31, 2005 and 2004, was as follows:

	Severance	Asset Write-downs	Other	Total
	(in millions)
Liability balance, January 1, 2004	$—	$—	$—	$—
Charges	176	363	44	583
Cash spent	(84)		(26)	(110)
Charges against assets	(5)	(363)		(368)
Currency	4		1	5

Liability balance, December 31, 2004	91	—	19	110
Charges	154	30	26	210
Cash spent	(114)		(50)	(164)
Charges against assets	(12)	(30)		(42)
Currency/other	(5)		6	1

Liability balance, December 31, 2005	$114	$—	$1	$115

        Severance costs in the above schedule, which relate to the workforce reduction programs, include the cost of related benefits. Specific programs announced during 2004 and 2005, as part of the overall restructuring program, will result in the elimination of approximately 5,500 positions. At December 31, 2005, approximately 4,900 of these positions have been eliminated. Asset write-downs relate to the impairment of assets caused by the plant closings and related activity. Other costs incurred relate primarily to contract termination costs associated with the plant closings and the termination of co-manufacturing and leasing agreements. Severance charges taken against assets relate to incremental pension costs, which reduce prepaid pension assets.

Implementation Costs:

        During 2005 and 2004, the Company recorded pre-tax implementation costs associated with the restructuring program. These costs include the discontinuance of certain product lines and incremental costs related to the integration and streamlining of functions and closure of facilities. Substantially all implementation costs incurred in 2005 will require cash payments. These costs were recorded on the consolidated statements of earnings as follows:

	2005	2004
	(in millions)
Net revenues	$2	$7
Cost of sales	56	30
Marketing, administration and research costs	29	13

Total—continuing operations	87	50
Discontinued operations		8

Total implementation costs	$87	$58

Asset Impairment Charges:

        During 2005, the Company sold its fruit snacks assets for approximately $30 million and incurred a pre-tax asset impairment charge of $93 million in recognition of the sale. During December 2005, the Company reached agreements to sell certain assets in Canada and a small biscuit brand in the U.S. These transactions are expected to close in the first quarter of 2006. The Company incurred pre-tax asset impairment charges of $176 million in recognition of these pending sales. These charges, which include the write-off of all associated intangible assets, were recorded as asset impairment and exit costs on the consolidated statement of earnings.

        During 2005, the Company completed its annual review of goodwill and intangible assets and no charges resulted from this review. During 2004, the Company recorded non-cash pre-tax charges of $29 million related to an intangible asset impairment for a small confectionery business in the United States and certain brands in Mexico. A portion of this charge, $17 million, was reclassified to earnings from discontinued operations on the consolidated statement of earnings in the fourth quarter of 2004. The remaining charge was recorded as asset impairment and exit costs on the consolidated statement of earnings.

        In November 2004, following discussions with the Company's joint venture partner in Turkey and an independent valuation of its equity investment, it was determined that a permanent decline in value had occurred. This valuation resulted in a $47 million non-cash pre-tax charge. This charge was recorded as marketing, administration and research costs on the consolidated statement of earnings. During 2005, the Company's interest in the joint venture was sold.

        In June 2005, the Company sold substantially all of its sugar confectionery business for approximately $1.4 billion. In 2004, as a result of the anticipated transaction, the Company recorded non-cash asset impairments totaling $107 million. This charge was included in loss from discontinued operations on the consolidated statement of earnings.

        In December 2004, the Company announced the sale of its yogurt assets, which closed in the first quarter of 2005. In 2004, as a result of the anticipated transaction, the Company recorded asset impairments totaling $8 million. This charge was recorded as asset impairment and exit costs on the consolidated statement of earnings.

Total:

        The pre-tax asset impairment, exit and implementation costs discussed above, for the years ended December 31, 2005 and 2004, were included in the operating companies income of the following segments:

	For the Year Ended December 31, 2005
	Restructuring Costs	Asset Impairment	Total Asset Impairment and Exit Costs	Implementation Costs	Total
	(in millions)
U.S. Beverages	$9	$—	$9	$2	$11
U.S. Cheese, Canada & North America Foodservice	33	113	146	20	166
U.S. Convenient Meals	12		12	7	19
U.S. Grocery	6	93	99	2	101
U.S. Snacks & Cereals	6	63	69	24	93
Europe, Middle East & Africa	127		127	26	153
Latin America & Asia Pacific	17		17	6	23

Total—Continuing Operations	$210	$269	$479	$87	$566

	For the Year Ended December 31, 2004
	Restructuring Costs	Asset Impairment	Total Asset Impairment and Exit Costs	Equity Impairment and Implementation Costs	Total
	(in millions)
U.S. Beverages	$9	$—	$9	$4	$13
U.S. Cheese, Canada & North America Foodservice	103	8	111	8	119
U.S. Convenient Meals	41		41	4	45
U.S. Grocery	8		8	6	14
U.S. Snacks & Cereals	222		222	18	240
Europe, Middle East & Africa	180		180	56	236
Latin America & Asia Pacific	20	12	32	1	33

Total—Continuing Operations	583	20	603	97	700
Discontinued Operations		124	124	8	132

Total	$583	$144	$727	$105	$832

Other:

        During 2003, the Company recorded a pre-tax charge of $6 million for asset impairment and exit costs related to the closure of a Nordic snacks plant. This charge was included in the operating companies income of the Europe, Middle East and Africa segment.

Note 4.    Related Party Transactions:

        Altria Group, Inc.'s subsidiary, Altria Corporate Services, Inc., provides the Company with various services, including planning, legal, treasury, auditing, insurance, human resources, office of the secretary, corporate affairs, information technology, aviation and tax services. Billings for these services, which were based on the cost to Altria Corporate Services, Inc. to provide such services and a management fee, were $237 million, $310 million and $318 million for the years ended December 31, 2005, 2004 and 2003, respectively. The Company performed at a similar cost various functions in 2005 that previously had been provided by Altria Corporate Services, Inc., resulting in a lower service charge in 2005. These costs were paid to Altria Corporate Services, Inc. monthly. Although the cost of these services cannot be quantified on a stand-alone basis, management has assessed that the billings are reasonable based on the level of support provided by Altria Corporate Services, Inc., and that they reflect all services provided. The cost and nature of the services are reviewed annually by the Company's Audit Committee, which is comprised of independent directors. The effects of these transactions are included in operating cash flows in the Company's consolidated statements of cash flows.

        During 2005, the Company repatriated certain foreign earnings as part of Altria Group, Inc.'s dividend repatriation plan under provisions of the American Jobs Creation Act. Increased taxes for this repatriation of $21 million, were reimbursed by Altria Group, Inc. The reimbursement was reported in the Company's financial statements as an increase to additional paid-in capital.

        In December 2005, the Company purchased an airport hangar and certain personal property located at the hangar in Milwaukee, Wisconsin, from Altria Corporate Services, Inc. for an aggregate purchase price of approximately $3.3 million.

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

        During 2004, Altria Corporate Services, Inc. provided to the Company certain financial services, including payroll and accounts payable processing, at a cost of approximately $25 million, which was included in the $310 million charge shown above. In 2005, the Company performed these functions for itself at a similar cost.

        At December 31, 2005 and 2004, the Company had short-term amounts payable to Altria Group, Inc. of $652 million and $227 million, respectively. The amounts payable to Altria Group, Inc. generally include accrued dividends, taxes and service fees. Interest on intercompany borrowings is based on the applicable London Interbank Offered Rate.

        The fair values of the Company's short-term amounts due to Altria Group, Inc. and affiliates approximate carrying amounts.

Note 5.    Divestitures:

Discontinued Operations:

        In June 2005, the Company sold substantially all of its sugar confectionery business for pre-tax proceeds of approximately $1.4 billion. The sale included the Life Savers, Creme Savers, Altoids, Trolli and Sugus brands. The Company has reflected the results of its sugar confectionery business prior to the closing date as discontinued operations on the consolidated statements of earnings for all years presented. Pursuant to the sugar confectionery sale agreement, the Company has agreed to provide certain transition and supply services to the buyer. These service arrangements are primarily for terms of one year or less, with the exception of one supply arrangement with a term of not more than three years. The expected cash flow from this supply arrangement is not significant.

        Summary results of operations for the sugar confectionery business were as follows:

	For the Years Ended December 31,
	2005	2004	2003
	(in millions)
Net revenues	$228	$477	$512

Earnings before income taxes	$41	$103	$151
Impairment loss on assets of discontinued operations held for sale		(107)
Provision for income taxes	(16)		(54)
Loss on sale of discontinued operations	(297)

(Loss) earnings from discontinued operations, net of income taxes	$(272)	$(4)	$97

        The loss on sale of discontinued operations, above, for the year ended December 31, 2005, related largely to taxes on the transaction.

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

Other:

        During 2005, the Company sold its fruit snacks assets, and incurred a pre-tax asset impairment charge of $93 million in recognition of this sale. Additionally, during 2005, the Company sold its U.K. desserts assets, its U.S. yogurt assets, a small business in Colombia, a minor trademark in Mexico and a small equity investment in Turkey. The aggregate proceeds received from these sales were $238 million, on which the Company recorded pre-tax gains of $108 million. In December 2005, the Company announced the sale of certain Canadian assets and a small U.S. biscuit brand, incurring pre-tax asset impairment charges of $176 million in recognition of these sales. These transactions are expected to close in the first quarter of 2006.

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

        The operating results of the other divestitures, discussed above, in the aggregate, were not material to the Company's consolidated financial position, results of operations or cash flows in any of the periods presented.

Note 6.    Acquisitions:

        During 2004, the Company acquired a U.S.-based beverage business for a total cost of $137 million. During 2003, the Company acquired a biscuits business in Egypt, trademarks associated with a small U.S.-based natural foods business and other smaller acquisitions for a total cost of $98 million. The effects of these acquisitions were not material to the Company's consolidated financial position, results of operations or cash flows in any of the periods presented.

Note 7.    Inventories:

        The cost of approximately 40% and 37% of inventories in 2005 and 2004, respectively, was determined using the LIFO method. The stated LIFO amounts of inventories were approximately $71 million and $81 million higher than the current cost of inventories at December 31, 2005 and 2004, respectively.

Note 8.    Short-Term Borrowings and Borrowing Arrangements:

        At December 31, 2005 and 2004, the Company's short-term borrowings and related average interest rates consisted of the following:

	2005		2004
	Amount Outstanding	Average Year-End Rate	Amount Outstanding	Average Year-End Rate
	(in millions)
Commercial paper	$407	4.3%	$1,668	2.4%
Bank loans	398	5.5	150	9.0

	$805		$1,818

        The fair values of the Company's short-term borrowings at December 31, 2005 and 2004, based upon current market interest rates, approximate the amounts disclosed above.

        The Company maintains revolving credit facilities that have historically been used to support the issuance of commercial paper. In April 2005, the Company terminated its $2.0 billion, multi-year revolving credit facility expiring in July 2006 and its $2.5 billion, 364-day revolving credit facility expiring in July 2005 and replaced them with a new $4.5 billion, multi-year revolving credit facility that expires in April 2010. At December 31, 2005, the credit line for the Company and the related activity were as follows (in billions of dollars):

Type	Credit Line	Amount Drawn	Commercial Paper Outstanding
Multi-year	$4.5	$—	$0.4

        The Company's revolving credit facility, which is for its sole use, requires the maintenance of a minimum net worth of $20.0 billion. At December 31, 2005, the Company's net worth was $29.6 billion. The Company expects to continue to meet this covenant. The revolving credit facility does not include any other financial tests, any credit rating triggers or any provisions that could require the posting of collateral.

        In addition to the above, certain international subsidiaries of Kraft maintain credit lines to meet the short-term working capital needs of the international businesses. These credit lines, which amounted to approximately $1.3 billion as of December 31, 2005, are for the sole use of the Company's international businesses. Borrowings on these lines amounted to approximately $400 million and $150 million at December 31, 2005 and 2004, respectively.

Note 9.    Long-Term Debt:

        At December 31, 2005 and 2004, the Company's long-term debt consisted of the following:

	2005	2004
	(in millions)
Notes, 4.00% to 7.55% (average effective rate 5.49%), due through 2031	$9,537	$10,259
7% Debenture (effective rate 11.32%), $200 million face amount, due 2011	165	161
Foreign currency obligations	16	15
Other	25	38

	9,743	10,473
Less current portion of long-term debt	(1,268)	(750)

	$8,475	$9,723

        Aggregate maturities of long-term debt are as follows (in millions):

2006	$1,268
2007	1,405
2008	707
2009	754
2010	1
2011-2015	4,893
Thereafter	751

        Based on market quotes, where available, or interest rates currently available to the Company for issuance of debt with similar terms and remaining maturities, the aggregate fair value of the Company's long-term debt, including the current portion of long-term debt, was $9,945 million and $11,017 million at December 31, 2005 and 2004, respectively.

Note 10.    Capital Stock:

        The Company's articles of incorporation authorize 3.0 billion shares of Class A common stock, 2.0 billion shares of Class B common stock and 500 million shares of preferred stock. Shares of Class A common stock issued, repurchased and outstanding were as follows:

	Shares Issued	Shares Repurchased	Shares Outstanding
Balance at January 1, 2003	555,000,000	(4,381,150)	550,618,850
Repurchase of shares		(12,508,908)	(12,508,908)
Exercise of stock options and issuance of other stock awards		3,827,182	3,827,182

Balance at December 31, 2003	555,000,000	(13,062,876)	541,937,124
Repurchase of shares		(21,543,660)	(21,543,660)
Exercise of stock options and issuance of other stock awards		4,961,610	4,961,610

Balance at December 31, 2004	555,000,000	(29,644,926)	525,355,074
Repurchase of shares		(39,157,600)	(39,157,600)
Exercise of stock options and issuance of other stock awards		3,683,281	3,683,281

Balance at December 31, 2005	555,000,000	(65,119,245)	489,880,755

        Kraft repurchases its Class A common stock in open market transactions. During December 2004, the Company began a $1.5 billion two-year share repurchase program. During 2005, the Company repurchased 39.2 million shares of its Class A common stock at a cost of $1.2 billion, an average price of $30.65 per share. As of December 31, 2005, the Company had repurchased 40.6 million shares of its Class A common stock, under its $1.5 billion authority, at an aggregate cost of $1.25 billion. During December 2004, Kraft completed its multi-year $700 million Class A common stock repurchase program, acquiring 21,718,847 Class A shares at an average price of $32.23 per share. During December 2003, Kraft completed its $500 million Class A common stock repurchase program, acquiring 15,308,458 Class A shares at an average price of $32.66 per share.

        Class B common shares issued and outstanding at December 31, 2005 and 2004 were 1.18 billion. Altria Group, Inc. holds 276.5 million Class A common shares and all of the Class B common shares at December 31, 2005. There are no preferred shares issued and outstanding. Class A common shares are entitled to one vote each, while Class B common shares are entitled to ten votes each. Therefore, Altria Group, Inc. holds 98.3% of the combined voting power of the Company's outstanding capital stock at December 31, 2005. At December 31, 2005, 170,243,228 shares of common stock were reserved for stock options and other stock awards.

Note 11.    Stock Plans:

        In 2005, the Company's Board of Directors adopted, and the stockholders approved, the Kraft 2005 Performance Incentive Plan (the "2005 Plan"). The 2005 Plan replaced the Company's 2001 Performance Incentive Plan (the "2001 Plan"). Under the 2005 Plan, the Company may grant to eligible employees awards of stock options, stock appreciation rights, restricted stock, restricted and deferred stock units, and other awards based on the Company's Class A common stock, as well as performance-based annual and long-term incentive awards. A maximum of 150 million shares of the Company's Class A common stock may be issued under the 2005 Plan, of which no more than 45 million shares may be awarded as restricted stock. In addition, the Company may grant up to 500,000 shares of Class A common stock to members of the Board of Directors who are not full-time employees of the Company or Altria Group, Inc., or their subsidiaries, under the Kraft Directors Plan (the "2001 Directors Plan"). Shares available to be granted under the 2005 Plan and the 2001 Directors Plan at December 31, 2005, were 149,879,210 and 439,367, respectively. Restricted shares available for grant under the 2005 Plan at December 31, 2005, were 44,879,210.

        The Company applies the intrinsic value-based methodology in accounting for the various stock plans. Accordingly, no compensation expense has been recognized other than for restricted stock awards. In 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R requires companies to measure compensation cost for share-based payments at fair value. The Company will adopt this new standard prospectively, on January 1, 2006, and the adoption of SFAS No. 123R will not have a material impact on its consolidated financial position, results of operations or cash flows.

        Stock option activity was as follows for the years ended December 31, 2003, 2004 and 2005:

	Shares Subject to Option	Weighted Average Exercise Price	Options Exercisable
Balance at January 1, 2003	19,291,672	$31.00	696,615
Options exercised	(346,868)	31.00
Options canceled	(663,027)	31.00

Balance at December 31, 2003	18,281,777	31.00	17,032,740
Options exercised	(1,405,312)	31.00
Options canceled	(687,601)	31.00

Balance at December 31, 2004	16,188,864	31.00	15,190,716
Options exercised	(338,774)	31.00
Options canceled	(704,250)	31.00

Balance at December 31, 2005	15,145,840	31.00	14,457,609

        The following table summarizes the status of the Company's stock options outstanding and exercisable as of December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$30.54—$39.51	15,145,840	5 years	$31.00	14,457,609	$31.00

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

        The Company's employees held options to purchase the following number of shares of Altria Group, Inc. stock at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$21.34	3,528,660	4 years	$21.34	3,528,660	$21.34
34.90—52.20	15,553,022	4	42.27	15,553,022	42.27
52.84—74.35	1,162,409	4	63.61	888,740	61.53

	20,244,091		39.85	19,970,422	39.43

        At December 31, 2004 and 2003, the Company's employees held options to purchase the following number of shares of Altria Group, Inc. stock: 29,487,149 shares at an average exercise price of $38.38 per share at December 31, 2004; and 39,241,651 shares at an average exercise price of $37.25 per share at December 31, 2003. Of these amounts, the following were exercisable at each date: 29,033,020 at an average exercise price of $38.19 per share at December 31, 2004; and 39,025,325 at an average exercise price of $37.19 per share at December 31, 2003.

        Had compensation cost for stock option awards under the Kraft plans and Altria Group, Inc. plans been determined by using the fair value at the grant date, the Company's net earnings and basic and diluted EPS would have been $2,625 million, $1.56 and $1.55, respectively, for the year ended December 31, 2005; $2,658 million, $1.56 and $1.55, respectively, for the year ended December 31, 2004; and $3,464 million, $2.01 and $2.00, respectively, for the year ended December 31, 2003. The foregoing impact of compensation cost was determined using a modified Black-Scholes methodology and the following assumptions:

	Risk-Free Interest Rate	Weighted Average Expected Life	Expected Volatility	Expected Dividend Yield	Fair Value at Grant Date
2005 Altria Group, Inc.	3.87%	4 years	32.90%	4.43%	$14.08
2004 Altria Group, Inc.	2.99	4	36.63	5.39	10.30
2003 Altria Group, Inc.	2.68	4	37.61	6.04	8.76

        The Company may grant shares of restricted stock and rights to receive shares of stock to eligible employees, giving them in most instances all of the rights of stockholders, except that they may not sell, assign, pledge or otherwise encumber such shares and rights. Such shares and rights are subject to forfeiture if certain employment conditions are not met. During 2005, 2004 and 2003, the Company granted approximately 4.2 million, 4.1 million and 3.7 million restricted Class A shares, respectively, to eligible U.S.-based employees, and during 2005, 2004 and 2003, also issued to eligible non-U.S. employees rights to receive approximately 1.8 million, 1.9 million and 1.6 million Class A equivalent shares, respectively. The market value per restricted share or right was $33.32, $32.23 and $36.56 on the dates of the 2005, 2004 and 2003 grants, respectively. At December 31, 2005, restrictions on these shares and rights, net of forfeitures, lapse as follows: 2006—4,140,552 shares; 2007—5,079,097 shares; 2008—5,596,297 shares; 2009—100,000 shares; 2010—69,170 shares; and 2012—100,000 shares.

        The fair value of the shares of restricted stock and rights to receive shares of stock at the date of grant is amortized to expense ratably over the restriction period. The Company recorded compensation expense related to the restricted stock and rights of $148 million, $106 million and $57 million for the years ended December 31, 2005, 2004 and 2003, respectively. The unamortized portion, which is reported on the consolidated balance sheets as a reduction of shareholders' equity, was $202 million and $190 million at December 31, 2005 and 2004, respectively.

Note 12.    Earnings Per Share:

        Basic and diluted EPS from continuing and discontinued operations were calculated using the following:

	For the Years Ended December 31,
	2005	2004	2003
	(in millions)
Earnings from continuing operations	$2,904	$2,669	$3,379
(Loss) earnings from discontinued operations	(272)	(4)	97

Net earnings	$2,632	$2,665	$3,476

Weighted average shares for basic EPS	1,684	1,709	1,727
Plus incremental shares from assumed conversions of stock options, restricted stock and stock rights	9	5	1

Weighted average shares for diluted EPS	1,693	1,714	1,728

        Incremental shares from assumed conversions are calculated as the number of shares that would be issued, net of the number of shares that could be purchased in the marketplace with the cash received upon stock option exercise or, in the case of restricted stock and rights, the number of shares corresponding to the unamortized compensation expense. For 2005 and 2004, the number of stock options excluded from the calculation of weighted average shares for diluted EPS because their effects were antidilutive (i.e. the cash that would be received upon exercise is greater than the average market price of the stock during the period) was immaterial. For the 2003 computation, 18 million Class A common stock options were excluded from the calculation of weighted average shares for diluted EPS because their effects were antidilutive.

Note 13.    Income Taxes:

        Earnings from continuing operations before income taxes and minority interest, and provision for income taxes consisted of the following for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
	(in millions)
Earnings from continuing operations before income taxes and minority interest:
United States	$2,774	$2,616	$3,574
Outside United States	1,342	1,330	1,621

Total	$4,116	$3,946	$5,195

Provision for income taxes:
United States federal:
Current	$876	$675	$967
Deferred	(210)	69	153

	666	744	1,120
State and local	115	112	145

Total United States	781	856	1,265

Outside United States:
Current	466	403	456
Deferred	(38)	15	91

Total outside United States	428	418	547

Total provision for income taxes	$1,209	$1,274	$1,812

        The loss from discontinued operations for the year ended December 31, 2005, includes additional tax expense of $280 million from the sale of the sugar confectionery business. The loss from discontinued operations for the year ended December 31, 2004, included a deferred income tax benefit of $43 million.

        At December 31, 2005, applicable United States federal income taxes and foreign withholding taxes have not been provided on approximately $3.6 billion of accumulated earnings of foreign subsidiaries that are expected to be permanently reinvested.

        In October 2004, the American Jobs Creation Act ("the Jobs Act") was signed into law. The Jobs Act includes a deduction for 85% of certain foreign earnings that are repatriated. In 2005, the Company repatriated approximately $500 million of earnings under the provisions of the Jobs Act. Deferred taxes had previously been provided for a portion of the dividends to be remitted. The reversal of the deferred taxes more than offset the tax costs to repatriate the earnings and resulted in a net tax reduction of $28 million in the consolidated income tax provision during 2005, the majority of which was recorded during the second quarter.

        The Jobs Act also provides tax relief to U.S. domestic manufacturers by providing a tax deduction related to a percentage of the lesser of "qualified production activities income" or taxable income. The deduction, which was 3% in 2005, increases to 9% by 2010. In accordance with SFAS No. 109, the Company will recognize these benefits in the year earned. The tax benefit in 2005 was approximately $25 million.

        The effective income tax rate on pre-tax earnings differed from the U.S. federal statutory rate for the following reasons for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
U.S. federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State and local income taxes, net of federal tax benefit	1.8	1.8	1.8
Reversal of taxes no longer required	(2.6)	(2.9)
Foreign rate differences, net of repatriation impacts	(2.8)	(0.1)	(0.4)
Other	(2.0)	(1.5)	(1.5)

Effective tax rate	29.4%	32.3%	34.9%

        The tax rate in 2005 includes the settlement of an outstanding U.S. tax claim of $24 million in the second quarter; $82 million from the resolution of outstanding items in the Company's international operations, the majority of which was in the first quarter, and $33 million of tax impacts associated with the sale of a U.S. biscuit brand. The 2005 rate also includes a $53 million aggregate benefit from the domestic manufacturers' deduction provision and the dividend repatriation provision of the Jobs Act. The tax provision in 2004 includes an $81 million favorable resolution of an outstanding tax item, the majority of which occurred in the third quarter of 2004, and the reversal of $35 million of tax accruals that were no longer required due to tax events that occurred during the first quarter of 2004.

        The Company is regularly audited by federal, state and foreign tax authorities, and these audits are at various stages at any given time. The Company anticipates several domestic and foreign audits will close in 2006 with favorable settlements. Any tax contingency reserves in excess of additional assessed liabilities will be reversed at the time the audits close.

        The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities consisted of the following at December 31, 2005 and 2004:

	2005	2004
	(in millions)
Deferred income tax assets:
Accrued postretirement and postemployment benefits	$902	$902
Other	691	397

Total deferred income tax assets	1,593	1,299

Deferred income tax liabilities:
Trade names	(3,966)	(4,010)
Property, plant and equipment	(1,734)	(1,883)
Prepaid pension costs	(1,081)	(1,125)

Total deferred income tax liabilities	(6,781)	(7,018)

Net deferred income tax liabilities	$(5,188)	$(5,719)

        To conform with the current year's presentation, the amounts shown above at December 31, 2004 have been revised from previously reported amounts to reflect state deferred tax amounts that were previously included in other liabilities on the consolidated balance sheet. As a result, deferred income tax liabilities on the December 31, 2004 consolidated balance sheet increased $618 million from $5,850 million to $6,468 million, with a corresponding reduction in other liabilities.

Note 14.    Segment Reporting:

        The Company manufactures and markets packaged food products, consisting principally of beverages, cheese, snacks, convenient meals and various packaged grocery products. Kraft manages and reports operating results through two units, Kraft North America Commercial and Kraft International Commercial. Reportable segments for Kraft North America Commercial are organized and managed principally by product category. Kraft North America Commercial's segments are U.S. Beverages; U.S. Cheese, Canada & North America Foodservice; U.S. Convenient Meals; U.S. Grocery; and U.S. Snacks & Cereals. Kraft International Commercial's operations are organized and managed by geographic location. Kraft International Commercial's segments are Europe, Middle East & Africa; and Latin America & Asia Pacific.

        In October 2005, the Company announced that, effective January 1, 2006, its Canadian business will be realigned to better integrate it into the Company's North American business by product category. Beginning in the first quarter of 2006, the operating results of the Canadian business will be reported throughout the North American food segments. In addition, in the first quarter of 2006, the Company's international businesses will be realigned to reflect the reorganization announced within Europe in November 2005. Beginning in the first quarter of 2006, the operating results of the Company's international businesses will be reported in two revised segments—European Union; and to reflect increased management attention to the reporting in the Company's developing markets—Developing Markets, Oceania and North Asia. Accordingly, prior period segment results will be restated.

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

        Segment data were as follows:

	For the Years Ended December 31,
	2005	2004	2003
	(in millions)
Net revenues:
U.S. Beverages	$2,852	$2,555	$2,433
U.S. Cheese, Canada & North America Foodservice	7,774	7,420	6,716
U.S. Convenient Meals	4,497	4,250	4,058
U.S. Grocery	2,421	2,425	2,388
U.S. Snacks & Cereals	5,749	5,410	5,342
Europe, Middle East & Africa	7,999	7,522	7,014
Latin America & Asia Pacific	2,821	2,586	2,547

Net revenues	$34,113	$32,168	$30,498

	For the Years Ended December 31,
	2005	2004	2003
	(in millions)
Earnings from continuing operations before income taxes and minority interest:
Operating companies income:
U.S. Beverages	$458	$479	$630
U.S. Cheese, Canada & North America Foodservice	1,018	989	1,271
U.S. Convenient Meals	741	771	817
U.S. Grocery	743	894	894
U.S. Snacks & Cereals	871	737	1,046
Europe, Middle East & Africa	798	683	1,002
Latin America & Asia Pacific	324	250	391
Amortization of intangibles	(10)	(11)	(9)
General corporate expenses	(191)	(180)	(182)

Operating income	4,752	4,612	5,860
Interest and other debt expense, net	(636)	(666)	(665)

Earnings from continuing operations before income taxes and minority interest	$4,116	$3,946	$5,195

        The Company's largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 14%, 14% and 12% of consolidated net revenues for 2005, 2004 and 2003, respectively. These net revenues occurred primarily in the United States and were across all segments.

        Net revenues by consumer sector, which include the separation of Canada and North America Foodservice into sector components, were as follows for the years ended December 31, 2005, 2004 and 2003:

	For the Year Ended December 31, 2005
	Kraft North America Commercial	Kraft International Commercial	Total
	(in millions)
Consumer Sector:
Snacks	$5,372	$4,161	$9,533
Beverages	3,320	3,840	7,160
Cheese & Dairy	4,952	1,568	6,520
Grocery	4,613	876	5,489
Convenient Meals	5,036	375	5,411

Total net revenues	$23,293	$10,820	$34,113

	For the Year Ended December 31, 2004
	Kraft North America Commercial	Kraft International Commercial	Total
	(in millions)
Consumer Sector:
Snacks	$5,106	$3,895	$9,001
Beverages	2,990	3,506	6,496
Cheese & Dairy	4,762	1,455	6,217
Grocery	4,426	882	5,308
Convenient Meals	4,776	370	5,146

Total net revenues	$22,060	$10,108	$32,168

	For the Year Ended December 31, 2003
	Kraft North America Commercial	Kraft International Commercial	Total
	(in millions)
Consumer Sector:
Snacks	$4,974	$3,630	$8,604
Beverages	2,823	3,338	6,161
Cheese & Dairy	4,242	1,392	5,634
Grocery	4,346	839	5,185
Convenient Meals	4,552	362	4,914

Total net revenues	$20,937	$9,561	$30,498

        Items affecting the comparability of the Company's continuing operating results were as follows:

  •
  Asset Impairment, Exit and Implementation Costs—As discussed in Note 3. Asset Impairment, Exit and Implementation Costs, the Company recorded charges for these items of $566 million, $700 million and $6 million for the years ended December 31, 2005, 2004 and 2003, respectively. See Note 3 for the breakdown of these pre-tax charges by segment.

  •
  (Gains) Losses on Sales of Businesses—During 2005, the Company sold its fruit snacks assets, U.K. desserts assets, U.S. yogurt assets, a small business in Colombia, a minor trademark in Mexico and a small equity investment in Turkey for aggregate pre-tax gains of $108 million. During

    2004, the Company sold a Brazilian snack nuts business and trademarks associated with a candy business in Norway for aggregate pre-tax losses of $3 million. During 2003, the Company sold a European rice business and a branded fresh cheese business in Italy for aggregate pre-tax gains of $31 million. These pre-tax (gains) losses were included in the operating companies income of the following segments:

	For the Years Ended December 31,
	2005	2004	2003
	(in millions)
U.S. Cheese, Canada & North America Foodservice	$(1)	$—	$—
U.S. Grocery	2
Europe, Middle East & Africa	(113)	(5)	(31)
Latin America & Asia Pacific	4	8

(Gains) losses on sales of businesses	$(108)	$3	$(31)

        See Notes 5 and 6, respectively, regarding divestitures and acquisitions.

	For the Years Ended December 31,
	2005	2004	2003
	(in millions)
Depreciation expense from continuing operations:
U.S. Beverages	$60	$56	$57
U.S. Cheese, Canada & North America Foodservice	166	169	154
U.S. Convenient Meals	98	90	83
U.S. Grocery	36	54	53
U.S. Snacks & Cereals	191	186	186
Europe, Middle East & Africa	253	252	221
Latin America & Asia Pacific	63	57	45

Total depreciation expense from continuing operations	867	864	799
Depreciation expense from discontinued operations	2	4	5

Total depreciation expense	$869	$868	$804

	For the Years Ended December 31,
	2005	2004	2003
	(in millions)
Capital expenditures from continuing operations:
U.S. Beverages	$135	$84	$81
U.S. Cheese, Canada & North America Foodservice	214	183	157
U.S. Convenient Meals	121	121	149
U.S. Grocery	54	48	59
U.S. Snacks & Cereals	196	177	221
Europe, Middle East & Africa	330	307	276
Latin America & Asia Pacific	121	82	126

Total capital expenditures from continuing operations	1,171	1,002	1,069
Capital expenditures from discontinued operations		4	16

Total capital expenditures	$1,171	$1,006	$1,085

        Geographic data for net revenues, total assets and long lived assets (which consist of all non current assets, other than goodwill, other intangible assets, net, and prepaid pension assets) were as follows:

	For the Years Ended December 31,
	2005	2004	2003
	(in millions)
Net revenues:
United States	$21,054	$20,057	$19,087
Europe	7,678	7,205	6,723
Other	5,381	4,906	4,688

Total net revenues	$34,113	$32,168	$30,498

Total assets:
United States	$42,851	$44,293	$44,674
Europe	9,935	10,872	10,114
Other	4,842	4,763	4,497

Total assets	$57,628	$59,928	$59,285

Long-lived assets:
United States	$6,153	$5,998	$6,451
Europe	2,663	3,010	2,757
Other	1,878	1,818	1,831

Total long-lived assets	$10,694	$10,826	$11,039

Note 15.    Benefit Plans:

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

Pension Plans

Obligations and Funded Status

        The benefit obligations, plan assets and funded status of the Company's pension plans at December 31, 2005 and 2004, were as follows:

	U.S. Plans		Non-U.S. Plans
	2005	2004	2005	2004
	(in millions)
Benefit obligation at January 1	$6,113	$5,546	$3,472	$2,910
Service cost	165	141	80	67
Interest cost	345	347	170	156
Benefits paid	(530)	(435)	(179)	(149)
Settlements	87	30
Actuarial losses	118	478	403	131
Currency			(207)	315
Other	7	6	23	42

Benefit obligation at December 31	6,305	6,113	3,762	3,472

Fair value of plan assets at January 1	6,294	5,802	2,445	1,866
Actual return on plan assets	313	639	400	203
Contributions	230	299	172	254
Benefits paid	(508)	(443)	(133)	(106)
Currency			(113)	218
Actuarial (losses) gains	(3)	(3)	(7)	10

Fair value of plan assets at December 31	6,326	6,294	2,764	2,445

Funded status (plan assets in excess of (less than) benefit obligations) at December 31	21	181	(998)	(1,027)
Unrecognized actuarial losses	2,736	2,617	1,108	1,029
Unrecognized prior service cost	29	26	47	54
Additional minimum liability	(69)	(67)	(495)	(416)
Unrecognized net transition obligation			6	7

Net prepaid pension asset (liability) recognized	$2,717	$2,757	$(332)	$(353)

        The combined U.S. and non-U.S. pension plans resulted in a net prepaid pension asset of $2,385 million and $2,404 million at December 31, 2005 and 2004, respectively. These amounts were recognized in the Company's consolidated balance sheets at December 31, 2005 and 2004, as prepaid pension assets of $3,617 million and $3,569 million, respectively, for those plans in which plan assets exceeded their accumulated benefit obligations, and as other liabilities of $1,232 million and $1,165 million, respectively, for plans in which the accumulated benefit obligations exceeded their plan assets.

        For U.S. and non-U.S. pension plans, the change in the additional minimum liability in 2005 and 2004 was as follows:

	U.S. Plans		Non-U.S. Plans
	2005	2004	2005	2004
	(in millions)
Decrease (increase) in minimum liability included in other comprehensive earnings (losses), net of tax	$—	$14	$(48)	$(36)

        The accumulated benefit obligation, which represents benefits earned to date, for the U.S. pension plans was $5,580 million and $5,327 million at December 31, 2005 and 2004, respectively. The accumulated benefit obligation for the non-U.S. pension plans was $3,494 million and $3,251 million at December 31, 2005 and 2004, respectively.

        At December 31, 2005 and 2004, certain of the Company's U.S. pension plans were underfunded, with projected benefit obligations, accumulated benefit obligations and the fair value of plan assets of $268 million, $211 million and $14 million, respectively, in 2005, and $260 million, $188 million and $11 million, respectively, in 2004. The majority of these relate to plans for salaried employees that cannot be funded under IRS regulations. For certain non-U.S. plans, which have accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $2,134 million, $1,993 million and $1,088 million, respectively, as of December 31, 2005, and $2,012 million, $1,877 million and $950 million, respectively, as of December 31, 2004.

        The following weighted-average assumptions were used to determine the Company's benefit obligations under the plans at December 31:

	U.S. Plans		Non-U.S. Plans
	2005	2004	2005	2004
	(in millions)
Discount rate	5.60%	5.75%	4.44%	5.18%
Rate of compensation increase	4.00	4.00	3.11	3.11

        The Company's 2005 year end U.S. and Canadian plans discount rates were developed from a model portfolio of high quality, fixed-income debt instruments with durations that match the expected future cash flows of the benefit obligations. The 2005 year end discount rates for the Company's non-U.S. plans were developed from local bond indices that match local benefit obligations as closely as possible.

  Components of Net Periodic Benefit Cost

        Net periodic pension cost (income) consisted of the following for the years ended December 31, 2005, 2004 and 2003:

	U.S. Plans			Non-U.S. Plans
	2005	2004	2003	2005	2004	2003
	(in millions)
Service cost	$165	$141	$135	$80	$67	$58
Interest cost	345	347	338	170	156	136
Expected return on plan assets	(507)	(575)	(587)	(190)	(178)	(146)
Amortization:
Unrecognized net loss from experience differences	166	89	15	47	32	18
Prior service cost	4	3	2	8	9	8
Other expense	83	41	51	25	7

Net pension cost (income)	$256	$46	$(46)	$140	$93	$74

        During 2005, employees left the Company under workforce reduction programs, resulting in settlement losses of $10 million for the U.S. plans. In addition, retiring employees elected lump-sum payments, resulting in settlement losses of $73 million, $41 million and $51 million in 2005, 2004 and 2003, respectively. Non-U.S. plant closures and early retirement benefits resulted in curtailment and settlement losses of $25 million and $7 million in 2005 and 2004, respectively.

        The following weighted-average assumptions were used to determine the Company's net pension cost for the years ended December 31:

	U.S. Plans			Non-U.S. Plans
	2005	2004	2003	2005	2004	2003
Discount rate	5.75%	6.25%	6.50%	5.18%	5.41%	5.56%
Expected rate of return on plan assets	8.00	9.00	9.00	7.82	8.31	8.41
Rate of compensation increase	4.00	4.00	4.00	3.11	3.11	3.12

        The Company's expected rate of return on plan assets is determined by the plan assets' historical long-term investment performance, current asset allocation and estimates of future long-term returns by asset class.

        Kraft and certain of its subsidiaries sponsor employee savings plans, to which the Company contributes. These plans cover certain salaried, non-union and union employees. The Company's contributions and costs are determined by the matching of employee contributions, as defined by the plans. Amounts charged to expense for defined contribution plans totaled $94 million, $92 million and $84 million in 2005, 2004 and 2003, respectively.

  Plan Assets

        The percentage of fair value of pension plan assets at December 31, 2005 and 2004, was as follows:

	U.S. Plans		Non-U.S Plans
Asset Category
	2005	2004	2005	2004
Equity securities	74%	73%	60%	60%
Debt securities	25	26	34	35
Real estate			3	3
Other	1	1	3	2

Total	100%	100%	100%	100%

        The Company's investment strategy is based on an expectation that equity securities will outperform debt securities over the long term. Accordingly, the composition of the Company's U.S. plan assets is broadly characterized as a 70%/30% allocation between equity and debt securities. The strategy utilizes indexed U.S. equity securities, actively managed international equity securities and actively managed investment grade debt securities (which constitute 80% or more of debt securities) with lesser allocations to high yield and international debt securities.

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

        The Company presently makes, and plans to make, contributions, to the extent that they do not generate an excise tax liability, in order to maintain plan assets in excess of the accumulated benefit obligation of its funded U.S. and non-U.S. plans. Currently, the Company anticipates making contributions of approximately $140 million in 2006 to its U.S. plans and approximately $106 million in 2006 to its non-U.S. plans, based on current tax law. However, these estimates are subject to change as a result of many factors, including changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or significant changes in interest rates.

        The estimated future benefit payments from the Company's pension plans at December 31, 2005, were as follows:

	U.S. Plans	Non-U.S. Plans
	(in millions)
2006	$347	$180
2007	406	182
2008	361	185
2009	404	190
2010	444	196
2011-2015	2,751	1,042

Postretirement Benefit Plans

        Net postretirement health care costs consisted of the following for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
	(in millions)
Service cost	$48	$43	$41
Interest cost	170	173	173
Amortization:
Unrecognized net loss from experience differences	61	46	40
Unrecognized prior service cost	(26)	(25)	(25)

Net postretirement health care costs	$253	$237	$229

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

        The Company adopted FSP 106-2 in the third quarter of 2004. The impact for 2005 and 2004 was a reduction of pre-tax net postretirement health care costs and an increase in net earnings. The amounts in the table above reflect the following benefits:

	2005	2004
	(in millions)
Service cost	$7	$3
Interest cost	23	10
Amortization of unrecognized net loss from experience differences	25	11

Reduction of pre-tax net postretirement healthcare costs and an increase in net earnings	$55	$24

        In addition, as of July 1, 2004, the Company reduced its accumulated postretirement benefit obligation for the subsidy related to benefits attributed to past service by $315 million and decreased its unrecognized actuarial losses by the same amount.

        The following weighted-average assumptions were used to determine the Company's net postretirement cost for the years ended December 31:

	U.S. Plans			Canadian Plans
	2005	2004	2003	2005	2004	2003
Discount rate	5.75%	6.25%	6.50%	5.75%	6.50%	6.75%
Health care cost trend rate	8.00	10.00	8.00	9.50	8.00	7.00

        In 2006, the discount rate used to determine the Company's net postretirement cost will be 5.60% for its U.S. plans and 5.00% for its Canadian plans, and the health care cost trend rate will be 8.00% for its U.S. plans and 9.00% for its Canadian plans.

        The Company's postretirement health care plans are not funded. The changes in the accumulated benefit obligation and net amount accrued at December 31, 2005 and 2004, were as follows:

	2005	2004
	(in millions)
Accumulated postretirement benefit obligation at January 1	$2,931	$2,955
Service cost	48	43
Interest cost	170	173
Benefits paid	(220)	(239)
Plan amendments	(4)
Medicare Prescription Drug, Improvement and Modernization Act of 2003		(315)
Currency	2	10
Assumption changes	203	268
Actuarial losses	133	36

Accumulated postretirement benefit obligation at December 31	3,263	2,931
Unrecognized actuarial losses	(1,280)	(1,005)
Unrecognized prior service cost	156	178

Accrued postretirement health care costs	$2,139	$2,104

        The current portion of the Company's accrued postretirement health care costs of $208 million and $217 million at December 31, 2005 and 2004, respectively, is included in other accrued liabilities on the consolidated balance sheets.

        The following weighted-average assumptions were used to determine the Company's postretirement benefit obligations at December 31:

	U.S. Plans		Canadian Plans
	2005	2004	2005	2004
Discount rate	5.60%	5.75%	5.00%	5.75%
Health care cost trend rate assumed for next year	8.00	8.00	9.00	9.50
Ultimate trend rate	5.00	5.00	6.00	6.00
Year that the rate reaches the ultimate trend rate	2009	2008	2012	2012

        Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects as of December 31, 2005:

	One-Percentage-Point Increase	One-Percentage-Point Decrease
Effect on total of service and interest cost	14.7%	(11.9)%
Effect on postretirement benefit obligation	10.6	(8.8)

        The Company's estimated future benefit payments for its postretirement health care plans at December 31, 2005, were as follows:

	U.S. Plans	Canadian Plans
	(in millions)
2006	$201	$7
2007	208	7
2008	208	8
2009	208	8
2010	206	8
2011-2015	1,031	48

Postemployment Benefit Plans

        Kraft and certain of its affiliates sponsor postemployment benefit plans covering substantially all salaried and certain hourly employees. The cost of these plans is charged to expense over the working life of the covered employees. Net postemployment costs consisted of the following for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
	(in millions)
Service cost	$7	$7	$10
Amortization of unrecognized net gains	(7)	(7)	(5)
Other expense	139	167	1

Net postemployment costs	$139	$167	$6

        As previously discussed in Note 3. Asset Impairment, Exit and Implementation Costs, the Company announced several workforce reduction programs during 2005 and 2004 as part of the overall restructuring program. The cost of these programs, $139 million and $167 million in 2005 and 2004, respectively, is included in other expense, above.

        The Company's postemployment plans are not funded. The changes in the benefit obligations of the plans at December 31, 2005 and 2004, were as follows:

	2005	2004
	(in millions)
Accumulated benefit obligation at January 1	$252	$241
Service cost	7	7
Restructuring program	139	167
Benefits paid	(158)	(135)
Actuarial losses (gains)	14	(28)

Accumulated benefit obligation at December 31	254	252
Unrecognized experience gains	46	74

Accrued postemployment costs	$300	$326

        The accumulated benefit obligation was determined using an assumed ultimate annual turnover rate of 0.3% in 2005 and 2004, assumed compensation cost increases of 4.0% in 2005 and 2004, and assumed benefits as defined in the respective plans. Postemployment costs arising from actions that offer employees benefits in excess of those specified in the respective plans are charged to expense when incurred.

Note 16.    Additional Information:

        The amounts shown below are for continuing operations.

	For the Years Ended December 31,
	2005	2004	2003
		(in millions)
Research and development expense	$385	$388	$374

Advertising expense	$1,314	$1,258	$1,142

Interest and other debt expense, net:
Interest (income) expense, Altria Group, Inc. and affiliates	$(6)	$(2)	$31
Interest expense, external debt	657	679	647
Interest income	(15)	(11)	(13)

	$636	$666	$665

Rent expense	$436	$448	$450

        Minimum rental commitments under non-cancelable operating leases in effect at December 31, 2005, were as follows (in millions):

2006	$260
2007	219
2008	166
2009	117
2010	81
Thereafter	153

$996

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

        The Company uses forward foreign exchange contracts and foreign currency options to mitigate its exposure to changes in exchange rates from third-party and intercompany actual and forecasted transactions. Substantially all of the Company's derivative financial instruments are effective as hedges. The primary currencies to which the Company is exposed, based on the size and location of its businesses, include the euro, Swiss franc, British pound and Canadian dollar. At December 31, 2005 and 2004, the Company had foreign exchange option and forward contracts with aggregate notional amounts of $2.2 billion and $2.9 billion, respectively. The effective portion of unrealized gains and losses associated with forward and option contracts is deferred as a component of accumulated other comprehensive earnings (losses) until the underlying hedged transactions are reported on the Company's consolidated statement of earnings.

        The Company is exposed to price risk related to forecasted purchases of certain commodities used as raw materials by its businesses. Accordingly, the Company uses commodity forward contracts as cash flow hedges, primarily for coffee and cocoa. Commodity futures and options are also used to hedge the price of certain commodities, including milk, coffee, cocoa, wheat, corn, sugar and soybean oil. In general, commodity forward contracts qualify for the normal purchase exception under SFAS No. 133 and are, therefore, not subject to the provisions of SFAS No. 133. At December 31, 2005 and 2004, the Company had net long commodity positions of $521 million and $443 million, respectively. Unrealized gains or losses on net commodity positions were immaterial at December 31, 2005 and 2004. The effective portion of unrealized gains and losses on commodity futures and option contracts is deferred as a component of accumulated other comprehensive earnings (losses) and is recognized as a component of cost of sales in the Company's consolidated statement of earnings when the related inventory is sold.

        Ineffectiveness related to cash flow hedges was not material for the years ended December 31, 2005, 2004 and 2003. At December 31, 2005, the Company was hedging forecasted transactions for periods not exceeding the next fifteen months. At December 31, 2005, the Company estimates that derivative losses of approximately $2 million, net of income taxes, reported in accumulated other comprehensive earnings (losses) will be reclassified to the consolidated statement of earnings within the next twelve months.

        Derivative gains or losses reported in accumulated other comprehensive earnings (losses) are a result of qualifying hedging activity. Transfers of gains or losses from accumulated other comprehensive earnings (losses) to earnings are offset by corresponding gains or losses on the underlying hedged item. Hedging activity affected accumulated other comprehensive earnings (losses), net of income taxes, during the years ended December 31, 2005, 2004 and 2003, as follows (in millions):

	2005	2004	2003
Gain as of January 1	$6	$1	$13
Derivative gains transferred to earnings	(42)	(1)	(17)
Change in fair value	32	6	5

(Loss) gain at December 31	$(4)	$6	$1

Credit exposure and credit risk

        The Company is exposed to credit loss in the event of nonperformance by counterparties. However, the Company does not anticipate nonperformance, and such exposure was not material at December 31, 2005.

Fair value

        The aggregate fair value, based on market quotes, of the Company's third-party debt at December 31, 2005, was $10,750 million as compared with its carrying value of $10,548 million. The aggregate fair value of the Company's third-party debt at December 31, 2004, was $12,835 million as compared with its carrying value of $12,291 million.

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

  Third-Party Guarantees

        At December 31, 2005, the Company's third-party guarantees, which are primarily derived from acquisition and divestiture activities, approximated $27 million. Substantially all of these guarantees expire through 2013, with $14 million expiring during 2006. The Company is required to perform under these guarantees in the event that a third party fails to make contractual payments or achieve performance measures. The Company has a liability of $17 million on its consolidated balance sheet at December 31, 2005, relating to these guarantees.

Note 19.    Quarterly Financial Data (Unaudited):

	2005 Quarters
	First	Second	Third	Fourth
	(in millions, except per share data)
Net revenues	$8,059	$8,334	$8,057	$9,663

Gross profit	$2,955	$3,059	$2,856	$3,398

Earnings from continuing operations	$699	$758	$674	$773
Earnings (loss) from discontinued operations	14	(286)

Net earnings	$713	$472	$674	$773

Weighted average shares for diluted EPS	1,703	1,698	1,689	1,676

Per share data:
Basic EPS:
Continuing operations	$0.41	$0.45	$0.40	$0.46
Discontinued operations	0.01	(0.17)

Net earnings	$0.42	$0.28	$0.40	$0.46

Diluted EPS:
Continuing operations	$0.41	$0.45	$0.40	$0.46
Discontinued operations	0.01	(0.17)

Net earnings	$0.42	$0.28	$0.40	$0.46

Dividends declared	$0.205	$0.205	$0.23	$0.23

Market price—high	$35.65	$33.15	$32.17	$30.80

—low	$31.34	$30.11	$29.36	$27.88

	2004 Quarters
	First	Second	Third	Fourth
	(in millions, except per share data)
Net revenues	$7,575	$8,091	$7,718	$8,784

Gross profit	$2,899	$2,984	$2,865	$3,139

Earnings from continuing operations	$550	$676	$766	$677
Earnings (loss) from discontinued operations	10	22	13	(49)

Net earnings	$560	$698	$779	$628

Weighted average shares for diluted EPS	1,720	1,715	1,710	1,707

Per share data:
Basic EPS:
Continuing operations	$0.32	$0.40	$0.45	$0.40
Discontinued operations	0.01	0.01	0.01	(0.03)

Net earnings	$0.33	$0.41	$0.46	$0.37

Diluted EPS:
Continuing operations	$0.32	$0.40	$0.45	$0.40
Discontinued operations	0.01	0.01	0.01	(0.03)

Net earnings	$0.33	$0.41	$0.46	$0.37

Dividends declared	$0.18	$0.18	$0.205	$0.205

Market price—high	$34.70	$33.49	$32.55	$36.06

—low	$30.88	$29.68	$29.45	$30.99

        Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not agree to the total for the year.

        During 2005 and 2004, the Company recorded the following pre-tax charges or (gains) in earnings from continuing operations:

	2005 Quarters
	First	Second	Third	Fourth
	(in millions)
Asset impairment and exit costs	$150	$29	$26	$274
(Gains) losses on sales of businesses	(116)	1		7

	$34	$30	$26	$281

	2004 Quarters
	First	Second	Third	Fourth
	(in millions)
Asset impairment and exit costs	$291	$129	$44	$139
Losses (gains) on sales of businesses			8	(5)

	$291	$129	$52	$134

        As discussed in Note 13. Income Taxes, Kraft has recognized income tax benefits in the consolidated statements of earnings during 2005 and 2004 as a result of various tax events, including the benefits earned under the provisions of the American Jobs Creation Act.

Note 20.    Subsequent Event:

        In January 2006, the Company announced plans to continue its restructuring efforts beyond those originally contemplated (see Note 3. Asset Impairment, Exit and Implementation Costs). Additional pre-tax charges are anticipated to be $2.5 billion from 2006 to 2009, of which approximately $1.6 billion are expected to require cash payments. These charges will result in the anticipated closure of up to 20 additional facilities and the elimination of approximately 8,000 additional positions. Initiatives under the expanded program include additional organizational streamlining and facility closures. The entire restructuring program is expected to ultimately result in $3.7 billion in pre-tax charges, the closure of up to 40 facilities and the elimination of approximately 14,000 positions. Approximately $2.3 billion of the $3.7 billion in pre-tax charges are expected to require cash payments.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

        The Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. Our management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, any change in the Company's internal control over financial reporting and determined that there has been no change in the Company's internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

        See also "Report of Management on Internal Control over Financial Reporting" in Item 8.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Executive Officers of the Company

        The following are the executive officers of the Company as of March 6, 2006:

Name	Age	Title
Roger K. Deromedi	52	Chief Executive Officer
Gustavo H. Abelenda	45	Group Vice President and President, Latin America Region
John F. Baxter	46	Group Vice President and President, U.S. Snacks & Cereals Sector
Dino Bianco	44	Vice President and General Manager, Kraft Canada
David Brearton	45	Senior Vice President, Business Process Simplification, and Corporate Controller
Maurizio Calenti	51	Group Vice President and President, Eastern Europe, Middle East and Africa Region
James P. Dollive	54	Executive Vice President and Chief Financial Officer
Brian J. Driscoll	47	Senior Vice President, Sales, North America Commercial
Jeri Finard	46	Group Vice President and President, U.S. Beverages Sector
Marc S. Firestone	46	Executive Vice President, General Counsel and Corporate Secretary
Arjun Gupta	42	Group Vice President and President, Asia Pacific Region
Linda P. Hefner	46	Executive Vice President, Global Strategy and Business Development
Pascal Houssin	54	President, Commercial Operations, EU Region
David S. Johnson	49	President, North America Commercial
Alene Korby	52	Executive Vice President and Chief Information Officer
Joachim Krawczyk	54	Group Vice President and President, EU Region
Karen J. May	47	Executive Vice President, Global Human Resources
Kevin Ponticelli	48	Group Vice President and President, U.S. Cheese and Dairy Sector
Hugh H. Roberts	54	President, International Commercial
Thomas H. Sampson	47	Senior Vice President and President, North America Foodservice
Richard G. Searer	52	Group Vice President and President, U.S. Convenient Meals Sector
Paula A. Sneed	58	Executive Vice President, Global Marketing Resources & Initiatives

Jean E. Spence	48	Executive Vice President, Global Technology and Quality
Mary E. Stone West	43	Group Vice President and President, U.S. Grocery Sector
Franco Suardi	53	Senior Vice President, Sales, International Commercial
Franz-Josef H. Vogelsang	55	Executive Vice President, Global Supply Chain

        All of the above-named officers have been employed by the Company in various capacities during the past five years, except for Mr. Firestone, Ms. Hefner, and Ms. May. Prior to joining the Company in 2003, Mr. Firestone was Senior Vice President and General Counsel for Philip Morris International Inc. From 1998 until 2001, he was Chief Counsel for Philip Morris Europe. Prior to joining the Company in 2004, Ms. Hefner held various positions with the Sara Lee Corporation since 1989. Most recently, she served as Chief Executive Officer of Sara Lee Underwear, Socks & Latin America Group. Prior to joining the Company in 2005, Ms. May held various positions with Baxter International, Inc. From 2001 to 2005, she was Corporate Vice President of Human Resources.

        The Company has adopted a code of ethics as defined in Item 406 of Regulation S-K, which code applies to all of its employees, including its principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. This code of ethics, which is entitled The Kraft Foods Code of Conduct for Compliance and Integrity, is available free of charge on the Company's website at www.kraft.com and will be provided free of charge to any stockholder requesting a copy by writing to: Corporate Secretary, Kraft Foods Inc., Three Lakes Drive, Northfield, IL 60093. Any waiver granted by the Company to its principal executive officer, principal financial officer, principal accounting officer or controller under the code of ethics, or certain amendments to the code of ethics, will be disclosed on the Company's website at www.kraft.com.

        In addition, the Company has adopted corporate governance guidelines and charters for its Audit Committee, Compensation Committee and Nominating and Governance Committee, as well as a code of business conduct and ethics that applies to the members of its Board of Directors. All of these materials are available on the Company's website at www.kraft.com and will be provided free of charge to any stockholder requesting a copy by writing to: Corporate Secretary, Kraft Foods Inc., Three Lakes Drive, Northfield, IL 60093. Certain of these materials may also be found in the proxy statement relating to the Company's 2006 Annual Meeting of Stockholders.

        The information on the Company's website is not, and shall not be deemed to be, a part of this Report or incorporated into any other filings the Company makes with the SEC.

        On May 24, 2005, the Company filed its Annual CEO Certification as required by Section 303A.12 of the New York Stock Exchange Listed Company Manual.

        See also Item 11 for certain information that is incorporated by reference into this Item 10.

Item 11.    Executive Compensation.

        Except for the information relating to the executive officers of, and certain documents adopted by, the Company set forth in Item 10 of this Report and the information regarding equity compensation plans set forth in Item 12 below, the information called for by Items 10-14 is hereby incorporated by reference to the Company's definitive proxy statement for use in connection with its annual meeting of shareholders to be held on April 25, 2006, filed with the SEC on March 10, 2006, and, except as indicated therein, is made a part hereof.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The number of shares to be issued upon exercise or vesting of awards issued under, and the number of shares remaining available for future issuance under, the Company's equity compensation plans at December 31, 2005 were as follows:

Equity Compensation Plan Information

	Number of Shares to be Issued Upon Exercise of Outstanding Options and Vesting of Restricted Stock	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by stockholders	19,924,651	$31.00	150,318,577

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

  (b)
  The following exhibits are filed as part of this Report (Exhibit Nos. 10.4 through 10.13, 10.16, 10.17, 10.22, 10.23 and 10.24 are management contracts, compensatory plans or arrangements):
3.1	Articles of Incorporation of the Registrant(1)
3.2	Articles of Amendment to the Articles of Incorporation of the Registrant(1)
3.3	Registrant's Amended and Restated By-Laws(2)
4.1	Indenture between the Registrant and JPMorgan Chase Bank, Trustee, dated as of October 17, 2001(3)
4.2	The Registrant agrees to furnish copies of any instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries that does not exceed 10 percent of the total assets of the Registrant and its consolidated subsidiaries to the Commission upon request.
10.1	Corporate Agreement between Altria Group, Inc. and the Registrant(4)
10.2	Services Agreement between Altria Corporate Services, Inc. and the Registrant (including Exhibits)(5)
10.3	Tax-Sharing Agreement between Altria Group, Inc. and the Registrant(6)
10.4	2001 Kraft Foods Inc. Performance Incentive Plan(4)
10.5	Kraft Foods Inc. 2005 Performance Incentive Plan(21)
10.6	2001 Kraft Foods Inc. Compensation Plan for Non-Employee Directors, as amended(7)
10.7	Form of Employment Agreement entered into by Altria Group, Inc. Roger K. Deromedi(6)
10.8	Kraft Foods Inc. Supplemental Benefits Plan I (including First Amendment adding Supplement A)(6)
10.9	Kraft Foods Inc. Supplemental Benefits Plan II(6)
10.10	Form of Employee Grantor Trust Enrollment Agreement(8)(12)

10.11	The Altria Group, Inc. 1992 Incentive Compensation and Stock Option Plan(9)(12)
10.12	The Altria Group, Inc. 1997 Performance Incentive Plan(10)(12)
10.13	The Altria Group, Inc. 2000 Performance Incentive Plan(11)(12)
10.14	2001 Kraft Foods Inc. Compensation Plan for Non-Employee Directors (Deferred Compensation)(13)
10.15	Description of Agreement with Roger K. Deromedi(14)
10.16	Pre-Owned Aircraft Purchase and Sales Agreements, between Altria Corporate Services, Inc. and Kraft Foods Aviation, LLC(15)
10.17	Assignment and Consent, among Gulfstream Aerospace Corporation, Altria Corporate Services, Inc., and Kraft Foods Aviation, LLC(16)
10.18	Aircraft Management Agreement between Kraft Foods Global, Inc. and Altria Corporate Services, Inc.(17)
10.19	Assignment and consent to assignment by and among Gulfstream Aerospace Corporation, Altria Corporate Services, Inc. and Kraft Foods Aviation, LLC(18)
10.20	Form of Restricted Stock Agreement(19)
10.21	$4.5 Billion 5-Year Revolving Credit Agreement dated as of April 15, 2005(22)
10.22	Purchase and Sale Agreement between Kraft Foods Global, Inc. and Altria Corporate Services, Inc.(23)
10.23	Amended and Restated Aircraft Management Agreement between Kraft Foods Global, Inc. and Altria Corporate Services, Inc.(23)
10.24	Environmental Agreement between Kraft Foods Global, Inc. and Altria Corporate Services, Inc.(23)
12	Statements re: computation of ratios(20)
21	Subsidiaries of the Registrant
23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
24	Powers of Attorney
31.1	Certification of the Registrant's Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Registrant's Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Registrant's Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Registrant's Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(15)
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

(18)
Incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on January 26, 2005 (SEC File No. 1-16483).

(19)
Incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on January 28, 2005 (SEC File No. 1-16483).

(20)
Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2006 (SEC File No. 1-16483).

(21)
Incorporated by reference to the Registrant's Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, filed with the Commission on March 4, 2005 (SEC File No. 1-16483)).

(22)
Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2005 (SEC File No. 1-16483).

(23)
Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2005 (SEC File No. 1-16483).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRAFT FOODS INC.
	By:	/s/ JAMES P. DOLLIVE (James P. Dollive, Executive Vice President and Chief Financial Officer)
Date: March 10, 2006

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature			Title	Date
/s/ ROGER K. DEROMEDI (Roger K. Deromedi)			Director and Chief Executive Officer	March 10, 2006
/s/ JAMES P. DOLLIVE (James P. Dollive)			Executive Vice President and Chief Financial Officer	March 10, 2006
/s/ DAVID BREARTON (David Brearton)			Senior Vice President, Business Process Simplification, and Corporate Controller	March 10, 2006
	*	JAN BENNINK, LOUIS C. CAMILLERI, DINYAR S. DEVITRE, W. JAMES FARRELL, RICHARD A. LERNER, M.D., JOHN C. POPE, MARY L. SCHAPIRO, CHARLES R. WALL, DEBORAH C. WRIGHT	Directors
*By:	/s/ JAMES P. DOLLIVE (James P. Dollive, Attorney-in-fact)			March 10, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of
Kraft Foods Inc.:

        Our audits of the consolidated financial statements, of management's assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated February 7, 2006 appearing in this Annual Report on Form 10-K of Kraft Foods Inc. also included an audit of the financial statement schedule listed in Item 15(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
February 7, 2006

S-1

KRAFT FOODS INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2005, 2004 and 2003
(in millions)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
			(a)	(b)
2005:
Allowance for discounts	$12	$31	$—	$32	$11
Allowance for doubtful accounts	134	10	(13)	24	107

	$146	$41	$(13)	$56	$118

2004:
Allowance for discounts	$12	$31	$—	$31	$12
Allowance for doubtful accounts	130	26	5	27	134

	$142	$57	$5	$58	$146

2003:
Allowance for discounts	$11	$29	$—	$28	$12
Allowance for doubtful accounts	134	22	(5)	21	130

	$145	$51	$(5)	$49	$142

Notes:

(a)
Primarily related to divestitures, acquisitions and currency translation.

(b)
Represents charges for which allowances were created.

S-2

QuickLinks

PART I
  Item 1. Business.
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
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
PART IV
  Item 15. Exhibits and Financial Statement Schedules.
SIGNATURES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE
KRAFT FOODS INC. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS For the Years Ended December 31, 2005, 2004 and 2003 (in millions)