Form 10-Q
period 2006-03-31
KRAFT FOODS INC
filed 2006-05-09
CIK 1103982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

     Indicate by check mark whether the registrant is  a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

At April 28, 2006, there were 480,956,670 shares of the registrant’s Class A Common Stock outstanding, and 1,180,000,000 shares of the registrant’s Class B Common Stock outstanding.

KRAFT FOODS INC.

TABLE OF CONTENTS

		Page No.
PART I -	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets at March 31, 2006 and December 31, 2005	3-4

	Condensed Consolidated Statements of Earnings for the Three Months Ended March 31, 2006 and 2005	5

	Condensed Consolidated Statements of Shareholders’ Equity for the Year Ended December 31, 2005 and the Three Months Ended March 31, 2006	6

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005	7-8

	Notes to Condensed Consolidated Financial Statements	9-23

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 4.	Controls and Procedures	40

PART II -	OTHER INFORMATION

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 4.	Submission of Matters to a Vote of Security Holders	43

Item 6.	Exhibits	44

Signature		45

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions of dollars)

(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS

Cash and cash equivalents	$267	$316

Receivables (less allowances of $86 in 2006 and $92 in 2005)	3,431	3,385

Inventories:
Raw materials	1,456	1,363
Finished product	2,131	1,980
	3,587	3,343

Deferred income taxes	756	879
Other current assets	277	230
Total current assets	8,318	8,153

Property, plant and equipment, at cost	16,756	16,598
Less accumulated depreciation	6,976	6,781
	9,780	9,817

Goodwill	24,663	24,648
Other intangible assets, net	10,436	10,516

Prepaid pension assets	3,708	3,617

Other assets	909	877

TOTAL ASSETS	$57,814	$57,628

See notes to condensed consolidated financial statements.

Continued

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Continued)

(in millions of dollars)

(Unaudited)

	March 31,	December 31,
	2006	2005
LIABILITIES
Short-term borrowings	$1,102	$805
Current portion of long-term debt	1,269	1,268
Due to Altria Group, Inc. and affiliates	472	652
Accounts payable	2,020	2,270
Accrued liabilities:
Marketing	1,388	1,529
Employment costs	550	625
Other	1,459	1,338
Income taxes	441	237

Total current liabilities	8,701	8,724

Long-term debt	8,476	8,475
Deferred income taxes	5,959	6,067
Accrued postretirement health care costs	1,965	1,931
Other liabilities	2,736	2,838

Total liabilities	27,837	28,035

Contingencies (Note 7)

SHAREHOLDERS’ EQUITY

Class A common stock, no par value (555,000,000 shares issued in 2006 and 2005)

Class B common stock, no par value (1,180,000,000 shares issued and outstanding in 2006 and 2005)

Additional paid-in capital	23,493	23,835

Earnings reinvested in the business	10,277	9,453

Accumulated other comprehensive losses (including currency translation of $(1,195) in 2006 and $(1,290) in 2005)	(1,566)	(1,663)
	32,204	31,625

Less cost of repurchased stock (72,037,025 Class A shares in 2006 and 65,119,245 Class A shares in 2005)	(2,227)	(2,032)

Total shareholders’ equity	29,977	29,593

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$57,814	$57,628

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2006	2005
Net revenues	$8,123	$8,059

Cost of sales	5,191	5,104

Gross profit	2,932	2,955

Marketing, administration and research costs	1,707	1,761

Asset impairment and exit costs	202	150

Losses (gains) on sales of businesses	3	(116)

Amortization of intangibles	2	3

Operating income	1,018	1,157

Interest and other debt expense, net	96	176

Earnings from continuing operations before income taxes and minority interest	922	981

(Benefit) provision for income taxes	(85)	282

Earnings from continuing operations before minority interest	1,007	699

Minority interest in earnings from continuing operations, net	1

Earnings from continuing operations	1,006	699

Earnings from discontinued operations, net of income taxes		14

Net earnings	$1,006	$713

Per share data:

Basic earnings per share:
Continuing operations	$0.61	$0.41
Discontinued operations		0.01
Net earnings	$0.61	$0.42

Diluted earnings per share:
Continuing operations	$0.61	$0.41
Discontinued operations		0.01
Net earnings	$0.61	$0.42

Dividends declared	$0.23	$0.205

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

For the Year Ended December 31, 2005 and

the Three Months Ended March 31, 2006

(in millions of dollars, except per share data)

(Unaudited)

				Accumulated Other Comprehensive Earnings/(Losses)
	Class A and B Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Currency Translation Adjustments	Other	Total	Cost of Repurchased Stock	Total Share- holders’ Equity
Balances, January 1, 2005	$ —	$ 23,762	$ 8,304	$ (890)	$ (315)	$ (1,205)	$ (950)	$ 29,911
Comprehensive earnings:
Net earnings			2,632					2,632
Other comprehensive losses, net of income taxes:
Currency translation adjustments				(400)		(400)		(400)
Additional minimum pension liability					(48)	(48)		(48)
Change in fair value of derivatives accounted for as hedges					(10)	(10)		(10)
Total other comprehensive losses								(458)
Total comprehensive earnings								2,174
Exercise of stock options and issuance of other stock awards		52	(12)				118	158
Cash dividends declared ($0.87 per share)			(1,471)					(1,471)
Class A common stock repurchased							(1,200)	(1,200)
Other		21						21
Balances, December 31, 2005	—	23,835	9,453	(1,290)	(373)	(1,663)	(2,032)	29,593
Comprehensive earnings:
Net earnings			1,006					1,006
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				95		95		95
Additional minimum pension liability					(2)	(2)		(2)
Change in fair value of derivatives accounted for as hedges					4	4		4
Total other comprehensive earnings								97
Total comprehensive earnings								1,103
Exercise of stock options and issuance of other stock awards		(342)	202				117	(23)
Cash dividends declared ($0.23 per share)			(384)					(384)
Class A common stock repurchased							(312)	(312)
Balances, March 31, 2006	$ —	$ 23,493	$ 10,277	$ (1,195)	$ (371)	$ (1,566)	$ (2,227)	$ 29,977

Total comprehensive earnings were $695 million for the quarter ended March 31, 2005.

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions of dollars)

(Unaudited)

	For the Three Months Ended March 31,
	2006	2005
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings	$1,006	$713

Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	216	218
Deferred income tax benefit	(26)	(24)
Losses (gains) on sales of businesses	3	(116)
Asset impairment and exit costs, net of cash paid	168	104
Cash effects of changes, net of the effects from acquired and divested companies:
Receivables, net	(15)	(93)
Inventories	(294)	(269)
Accounts payable	(243)	(251)
Income taxes	126	139
Amounts due to Altria Group, Inc. and affiliates	(216)	77
Other working capital items	(247)	(141)
Change in pension assets and postretirement liabilities, net	(44)	(145)
Other	46	30

Net cash provided by operating activities	480	242

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Capital expenditures	(185)	(139)
Proceeds from sales of businesses	88	190
Other	4	4

Net cash (used in) provided by investing activities	(93)	55

See notes to condensed consolidated financial statements.

Continued

Kraft Foods Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Three Months Ended March 31,

	2006	2005
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Net issuance of short-term borrowings	$288	$377
Long-term debt proceeds	11	17
Long-term debt repaid	(14)	(321)
Increase in amounts due to Altria Group, Inc. and affiliates	34	112
Repurchase of Class A common stock	(315)	(167)
Dividends paid	(385)	(350)
Other	(62)	(34)

Net cash used in financing activities	(443)	(366)

Effect of exchange rate changes on cash and cash equivalents	7	7

Cash and cash equivalents:

Decrease	(49)	(62)

Balance at beginning of period	316	282

Balance at end of period	$267	$220

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

These statements should be read in conjunction with the Company’s consolidated financial statements and related notes, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

In June 2005, the Company sold substantially all of its sugar confectionery business for pre-tax proceeds of approximately $1.4 billion. The Company has reflected the results of its sugar confectionery business prior to the closing date as discontinued operations on the condensed consolidated statements of earnings.

In October 2005, the Company announced that, effective January 1, 2006, its Canadian business will be realigned to better integrate it into the Company’s North American business by product category. Beginning in the first quarter of 2006, the operating results of the Canadian business are being reported throughout the North American food segments. In addition, in the first quarter of 2006, the Company’s international businesses were realigned to reflect the reorganization announced within Europe in November 2005. The two revised international segments, which are reflected in these condensed consolidated financial statements and notes, are European Union; and Developing Markets, Oceania & North Asia, the latter to reflect the Company’s increased management focus on developing markets. Accordingly, prior period segment results have been restated.

Stock-Based Compensation Expense

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123(R)”) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service periods for awards expected to vest. The fair value of restricted stock and rights to receive shares of stock is determined based on the number of shares granted and the market value at date of grant. The fair value of stock options is determined using a modified Black-Scholes methodology. The impact of the adoption was not material.

The Company previously applied the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and provided the pro forma disclosures required by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). No compensation expense for employee stock options was previously reflected in net earnings, as all stock options granted under those plans had an exercise price equal to the market value of the common stock on the date of the grant. Historical condensed consolidated statements of earnings already include the compensation expense for restricted stock and rights to receive shares of stock. The following table illustrates the effect on net earnings and earnings per share (“EPS”) if the Company had applied the fair value recognition provisions of SFAS No. 123 to measure stock-based compensation expense for outstanding stock-based option awards for the quarter ended March 31, 2005 (in millions, except per share data):

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2005
Net earnings, as reported	$713
Deduct:
Total stock-based employee compensation expense determined under fair value method for all stock option awards, net of related tax effects	2
Pro forma net earnings	$711

Earnings per share:
Basic — as reported	$0.42
Basic — pro forma	$0.42

Diluted — as reported	$0.42
Diluted — pro forma	$0.42

The adoption of SFAS No. 123(R) resulted in a cumulative effect gain of $6 million, which is net of $3 million in taxes, in the condensed consolidated statement of earnings for the quarter ended March 31, 2006. This gain results from the impact of estimating future forfeitures on restricted stock and rights to receive shares of stock in the determination of periodic expense for unvested awards, rather than recording forfeitures only when they occur. The gross cumulative effect was recorded in marketing, administration and research costs.

Under SFAS No. 123(R), tax shortfalls occur when actual tax deductible compensation expense is less than cumulative stock-based compensation expense recognized in the financial statements. Tax shortfalls of $10 million were recognized for the three months ended March 31, 2006, and were recorded in additional paid-in capital.

Note 2. Asset Impairment, Exit and Implementation Costs:

Restructuring Program:

In January 2004, the Company announced a three-year restructuring program with the objectives of leveraging the Company’s global scale, realigning and lowering its cost structure, and optimizing capacity utilization. In January 2006, the Company announced plans to expand its restructuring efforts through 2008. The entire restructuring program is expected to result in $3.7 billion in pre-tax charges reflecting asset disposals, severance and implementation costs. As part of this program, the Company anticipates the closure of up to 40 facilities and the elimination of approximately 14,000 positions. Approximately $2.3 billion of the $3.7 billion in pre-tax charges are expected to require cash payments. Pre-tax restructuring program charges during 2006 are expected to be approximately $1.3 billion, including $105 million incurred in the first quarter of 2006. Total pre-tax restructuring charges incurred since the inception of the program in January 2004 were $1.043 billion.

Restructuring Costs:

During the first quarter of 2006 and 2005, pre-tax charges under the restructuring program of $92 million and $57 million, respectively, were recorded as asset impairment and exit costs on the condensed consolidated statements of earnings. The first quarter 2006 pre-tax charges resulted from the announcement of the closing of 4 plants, for a total of 23 since January 2004, and the continuation of a number of workforce reduction programs. Approximately $56 million of the first quarter 2006 pre-tax charges will require cash payments.

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Pre-tax restructuring liability activity for the quarter ended March 31, 2006 was as follows:

	Asset
	Severance	Write-downs	Other	Total
	(in millions)
Liability balance, January 1, 2006	$114	$—	$1	$115
Charges	53	34	5	92
Cash spent	(33)		(1)	(34)
Charges against asset		(34)		(34)
Currency			(2)	(2)
Liability balance, March 31, 2006	$134	$—	$3	$137

Severance costs in the above schedule, which relate to the workforce reduction programs, include the cost of related benefits. Specific programs announced since 2004, as part of the overall restructuring program, will result in the elimination of approximately 6,800 positions. At March 31, 2006, approximately 5,400 of these positions have been eliminated. Asset write-downs relate to the impairment of assets caused by the plant closings and related activity. Other costs incurred relate primarily to contract termination costs associated with the plant closings and the termination of leasing agreements.

Implementation Costs:

The Company recorded pre-tax implementation costs associated with the restructuring program. These costs include the discontinuance of certain product lines and incremental costs related to the integration and streamlining of functions and closure of facilities. Substantially all implementation costs incurred in 2006 will require cash payments. These costs were recorded on the condensed consolidated statements of earnings as follows:

	For the Three Months Ended March 31,
	2006	2005
	(in millions)
Cost of sales	$6	$15
Marketing, administration and research costs	7	4
Total implementation costs	$13	$19

Asset Impairment Charges:

During March 2006, the Company reached an agreement to sell its pet snacks brand and assets for $580 million. The transaction is subject to regulatory approval. The Company incurred a pre-tax asset impairment charge of $86 million in the first quarter of 2006 in recognition of the pending sale. The charge, which includes the write-off of a portion of the associated goodwill, and intangible and fixed assets, was recorded as asset impairment and exit costs on the condensed consolidated statement of earnings. Upon completion of the transaction, the Company expects to record additional taxes of approximately $60 million related to the sale.

During March 2005, the Company reached an agreement to sell its fruit snacks assets for approximately $30 million. The transaction closed in the second quarter of 2005. The Company incurred a pre-tax asset impairment charge of $93 million in the first quarter of 2005 in recognition of the sale. The charge, which included the write-off of all associated intangible assets, was recorded as asset impairment and exit costs on the condensed consolidated statement of earnings.

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the first quarter of 2006, the Company completed its annual review of goodwill and intangible assets and recorded non-cash pre-tax charges of $24 million related to an intangible asset impairment for biscuits assets in Egypt and hot cereal assets in the United States. These charges were recorded as asset impairment and exit costs on the condensed consolidated statement of earnings. During the first quarter of 2005, the Company completed its annual review of goodwill and intangible assets and no charges resulted from this review.

Total:

The pre-tax asset impairment, exit and implementation costs discussed above, for the three months ended March 31, 2006 and March 31, 2005, were included in the operating companies income of the following segments:

	For the Three Months Ended March 31, 2006
	Restructuring Costs	Asset Impairment	Total Asset Impairment and Exit Costs	Implementation Costs	Total
	(in millions)

North America Beverages	$2	$—	$2	$1	$3
North America Cheese & Foodservice	6		6	4	10
North America Convenient Meals	17		17		17
North America Grocery	5		5	1	6
North America Snacks & Cereals	5	99	104	1	105
European Union	18		18	3	21
Developing Markets, Oceania & North Asia	39	11	50	3	53
Total	$92	$110	$202	$13	$215

	For the Three Months Ended March 31, 2005
	Restructuring Costs	Asset Impairment	Total Asset Impairment and Exit Costs	Implementation Costs	Total
	(in millions)

North America Beverages	$3	$—	$3	$1	$4
North America Cheese & Foodservice	7		7	3	10
North America Convenient Meals	2		2	1	3
North America Grocery	8	93	101		101
North America Snacks & Cereals	4		4	9	13
European Union	30		30	4	34
Developing Markets, Oceania & North Asia	3		3	1	4
Total	$57	$93	$150	$19	$169

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 3. Related Party Transactions:

At March 31, 2006, Altria Group, Inc. owned 87.6% of the Company’s outstanding shares of capital stock. Altria Group, Inc.’s subsidiary, Altria Corporate Services, Inc., provides the Company with various services, including planning, legal, treasury, auditing, insurance, human resources, office of the secretary, corporate affairs, information technology, aviation and tax services. Billings for these services, which were based on the cost to Altria Corporate Services, Inc. to provide such services and a 5% management fee based on wages and benefits, were $52 million and $63 million for the three months ended March 31, 2006 and 2005, respectively.

At March 31, 2006, the Company had short-term amounts payable to Altria Group, Inc. of $472 million. The amounts payable to Altria Group, Inc. generally include accrued dividends, taxes and service fees. Interest on intercompany borrowings is based on the applicable London Interbank Offered Rate.

Also, see Note 12. Income Taxes regarding the impact to the Company of the recent closure of an Internal Revenue Service review of Altria Group, Inc.’s consolidated federal income tax return.

Note 4. Divestitures:

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

Summary results of operations for the sugar confectionery business for the three months ended March 31, 2005 were as follows (in millions):

Net revenues	$116

Earnings before income taxes	$22
Provision for income taxes	(8)
Earnings from discontinued operations, net of income taxes	$14

Other:

During the first quarter of 2006, the Company sold certain Canadian assets and a small U.S. biscuit brand. In recognition of these sales, the Company incurred pre-tax asset impairment charges of $176 million in the fourth quarter of 2005. During the first quarter of 2005, the Company sold its U.K. desserts assets, its U.S. yogurt assets and a minor trademark in Mexico. The aggregate proceeds received from these sales during the first quarter of 2006 and 2005 were $88 million and $190 million, respectively. The Company recorded pre-tax losses from sales of businesses of $3 million during the first quarter of 2006, and recorded pre-tax gains from sales of businesses of $116 million during the first quarter of 2005.

During March 2006, the Company reached an agreement to sell its pet snacks brand and assets for $580 million. The transaction is subject to regulatory approval. The Company incurred a pre-tax asset impairment charge of $86 million in the first quarter of 2006 in recognition of the pending sale. Upon completion of the transaction, the Company expects to record additional taxes of approximately $60 million related to the sale.

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During March 2005, the Company reached an agreement to sell its fruit snacks assets for approximately $30 million. The transaction closed in the second quarter of 2005. The Company incurred a pre-tax asset impairment charge of $93 million in the first quarter of 2005 in recognition of the sale.

In April 2006, the Company announced an agreement to sell its industrial coconut assets. The transaction is expected to close in the second quarter of 2006.

The operating results of the other divestitures, discussed above, in the aggregate, were not material to the Company’s consolidated financial position, results of operations or cash flows in any of the periods presented.

Note 5. Stock Plans:

Under the Kraft 2005 Performance Incentive Plan (the “2005 Plan”), the Company may grant to eligible employees awards of stock options, stock appreciation rights, restricted stock, restricted and deferred stock units, and other awards based on the Company’s Class A common stock, as well as performance-based annual and long-term incentive awards. A maximum of 150 million shares of the Company’s Class A common stock may be issued under the 2005 Plan, of which no more than 45 million shares may be awarded as restricted stock. In addition, the Company may grant up to 500,000 shares of Class A common stock to members of the Board of Directors who are not full-time employees of the Company or Altria Group, Inc., or their subsidiaries, under the Kraft Directors Plan (the “2001 Directors Plan”). Shares available to be granted under the 2005 Plan and the 2001 Directors Plan at March 31, 2006, were 143,618,430 and 439,367, respectively. Restricted shares available for grant under the 2005 Plan at March 31, 2006, were 38,618,430.

In February 2006, the Company’s Board of Directors adopted, and in April 2006, the stockholders approved, the Kraft 2006 Stock Compensation Plan for Non-Employee Directors (the “2006 Directors Plan”). The 2006 Directors Plan replaced the 2001 Directors Plan. Under the 2006 Directors Plan, the Company may grant up to 500,000 shares of Class A common stock to members of the Board of Directors who are not full-time employees of the Company or Altria Group, Inc., or their subsidiaries, over a five-year period.

Generally, stock options are granted at an exercise price equal to the fair value of the underlying stock on the date of the grant, become exercisable on the first anniversary of the grant date and have a maximum term of ten years. However, the Company has not granted stock options to its employees since 2002. Restricted stock generally vests on the third anniversary of the grant date.

Stock Option Plan

Stock option activity was as follows for the three months ended March 31, 2006:

			Average
		Weighted	Remaining	Aggregate
	Shares Subject	Average	Contractual	Intrinsic
	to Option	Exercise Price	Term	Value
Balance at January 1, 2006	15,145,840	$31.00
Options cancelled	(182,310)	31.00
Balance at March 31, 2006	14,963,530	31.00	5 years	$—
Exercisable at March 31, 2006	14,307,559	31.00	5	—

No options were exercised during the three months ended March 31, 2006. The total intrinsic value of options exercised during the three months ended March 31, 2005 was $0.4 million.

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Prior to the initial public offering (“IPO”), certain employees of the Company participated in Altria Group, Inc.’s stock compensation plans. Altria Group, Inc. does not intend to issue additional Altria Group, Inc. stock compensation to the Company’s employees, except for reloads of previously issued options.

Pre-tax compensation cost and the related tax benefit for stock option awards totaled $1.4 million and $0.5 million, respectively, for the three months ended March 31, 2006. The fair value of the awards was determined using a modified Black-Scholes methodology using the following assumptions for Altria Group, Inc. common stock:

		Weighted
		Average		Expected	Fair Value
	Risk-Free	Expected	Expected	Dividend	at Grant
	Interest Rate	Life	Volatility	Yield	Date
2006 Altria Group, Inc.	4.59%	4 years	30.34%	4.39%	$14.49
2005 Altria Group, Inc.	3.68	4	34.44	4.44	14.15

The Company’s employees held options to purchase the following number of shares of Altria Group, Inc. stock at March 31, 2006:

			Average
		Weighted	Remaining	Aggregate
	Shares Subject	Average	Contractual	Intrinsic
	to Option	Exercise Price	Term	Value
Balance at March 31, 2006	19,540,343	$39.95	3 years	$604 million
Exercisable at March 31, 2006	19,426,378	39.76	3	604

Restricted Stock Plans

The Company may grant shares of restricted stock and rights to receive shares of stock to eligible employees, giving them in most instances all of the rights of stockholders, except that they may not sell, assign, pledge or otherwise encumber such shares and rights. Such shares and rights are subject to forfeiture if certain employment conditions are not met.

The fair value of the restricted shares and rights at the date of grant is amortized to expense ratably over the restriction period. The Company recorded pre-tax compensation expense related to restricted stock and rights of $23 million, including the pre-tax cumulative effect gain of $9 million from the adoption of SFAS No. 123(R), and $38 million for the three months ended March 31, 2006 and 2005, respectively. The tax benefit recorded related to this compensation expense was $8 million and $14 million for the three months ended March 31, 2006 and 2005, respectively. The unamortized compensation expense related to the Company’s restricted stock and rights was $329 million at March 31, 2006 and is expected to be recognized over a weighted average period of 2 years.

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company’s restricted stock and rights activity was as follows for the three months ended March 31, 2006:

		Weighted-Average
	Number of	Grant Date Fair Value
	Shares	Per Share

Balance at January 1, 2006	15,085,116	$33.80
Granted	6,365,540	29.00
Vested	(3,950,590)	36.56
Forfeited	(1,026,770)	32.97
Balance at March 31, 2006	16,473,296	31.33

The weighted-average grant date fair value of restricted stock and rights granted during the three months ended March 31, 2006 and 2005 was $185 million and $196 million, respectively, or $29.00 and $33.32 per restricted share or right, respectively. The total fair value of restricted stock and rights vested during the three months ended March 31, 2006 was $115 million. No restricted stock and rights vested during the three months ended March 31, 2005.

Note 6. Earnings Per Share:

Basic and diluted EPS from continuing and discontinued operations were calculated using the following:

	For the Three Months Ended
	March 31,
	2006	2005
	(in millions)

Earnings from continuing operations	$1,006	$699
Earnings from discontinued operations		14
Net earnings	$1,006	$713

Weighted average shares for basic EPS	1,657	1,696

Plus incremental shares from assumed conversions of stock options, restricted stock and stock rights	5	7

Weighted average shares for diluted EPS	1,662	1,703

For the quarter ended March 31, 2006, all of the Class A common stock options were excluded from the calculation of weighted average shares for diluted EPS because their effects were antidilutive (i.e. the cash that would be received upon exercise is greater than the average market price of the stock during the period). For the quarter ended March 31, 2005, the number of stock options excluded from the calculation of weighted average shares for diluted EPS because their effects were antidilutive was immaterial.

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

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Third-Party Guarantees: At March 31, 2006, the Company’s third-party guarantees, which are primarily derived from acquisition and divestiture activities, approximated $25 million. Substantially all of these guarantees expire through 2013, with $12 million expiring through March 31, 2007. The Company is required to perform under these guarantees in the event that a third party fails to make contractual payments or achieve performance measures. The Company has a liability of $16 million on its condensed consolidated balance sheet at March 31, 2006, relating to these guarantees.

Note 8. Goodwill and Other Intangible Assets, Net:

Goodwill by reportable segment was as follows:

	March 31, 2006	December 31, 2005
	(in millions)
North America Beverages	$1,372	$1,372
North America Cheese & Foodservice	4,221	4,216
North America Convenient Meals	2,167	2,167
North America Grocery	3,058	3,058
North America Snacks & Cereals	8,965	8,990
European Union	3,881	3,858
Developing Markets, Oceania & North Asia	999	987
Total goodwill	$24,663	$24,648

Intangible assets were as follows:

	March 31, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)		(in millions)

Non-amortizable intangible assets	$10,404		$10,482
Amortizable intangible assets	95	$63	95	$61
Total intangible assets	$10,499	$63	$10,577	$61

Non-amortizable intangible assets consist substantially of brand names purchased through the Nabisco acquisition. Amortizable intangible assets consist primarily of certain trademark licenses and non-compete agreements. Amortization expense for intangible assets was $2 million and $3 million for the quarters ended March 31, 2006 and 2005, respectively. Amortization expense for each of the next five years is currently estimated to be approximately $7 million or less.

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The movement in goodwill and gross carrying amount of intangible assets from December 31, 2005, is as follows:

	Goodwill	Intangible Assets
	(in millions)
Balance at December 31, 2005	$24,648	$10,577
Changes due to:
Currency	40	3
Asset impairment	(25)	(79)
Other		(2)
Balance at March 31, 2006	$24,663	$10,499

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

In October 2005, the Company announced that, effective January 1, 2006, its Canadian business will be realigned to better integrate it into the Company’s North American business by product category. Beginning in the first quarter of 2006, the operating results of the Canadian business are being reported throughout the North American food segments. In addition, in the first quarter of 2006, the Company’s international businesses were realigned to reflect the reorganization announced within Europe in November 2005. The two revised international segments are European Union; and Developing Markets, Oceania & North Asia, the latter to reflect the Company’s increased management focus on developing markets. Accordingly, prior period segment results have been restated.

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

Segment data were as follows:

	For the Three Months Ended March 31,
	2006	2005
	(in millions)
Net revenues:
North America Beverages	$795	$772
North America Cheese & Foodservice	1,469	1,490
North America Convenient Meals	1,214	1,140
North America Grocery	632	719
North America Snacks & Cereals	1,533	1,432
European Union	1,467	1,614
Developing Markets, Oceania & North Asia	1,013	892
Net revenues	$8,123	$8,059

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	For the Three Months Ended March 31,
	2006	2005
	(in millions)
Earnings from continuing operations before income taxes and minority interest:
Operating companies income:
North America Beverages	$147	$162
North America Cheese & Foodservice	203	219
North America Convenient Meals	200	198
North America Grocery	204	132
North America Snacks & Cereals	142	199
European Union	129	245
Developing Markets, Oceania & North Asia	35	48
Amortization of intangibles	(2)	(3)
General corporate expenses	(40)	(43)
Operating income	1,018	1,157
Interest and other debt expense, net	(96)	(176)
Earnings from continuing operations before income taxes and minority interest	$922	$981

As discussed in Note 2. Asset Impairment, Exit and Implementation Costs, the Company recorded asset impairment, exit and implementation costs of $215 million and $169 million during the first quarter of 2006 and 2005, respectively. See Note 2 for a breakdown of these pre-tax charges by segment.

During the first quarter of 2006, the Company sold certain Canadian assets and recorded a pre-tax loss of $1 million. This loss is included in the operating companies income of the North America Grocery segment. In addition, the Company sold a small U.S. biscuit brand, resulting in a pre-tax loss of $2 million. This loss is included in the operating companies income of the North America Snacks & Cereals segment.

During the first quarter of 2005, the Company sold its U.K. desserts assets and recorded a pre-tax gain of $115 million. This gain is included in the operating companies income of the European Union segment. In addition, the Company sold a minor trademark in Mexico, resulting in a pre-tax gain of $1 million. This gain is included in the operating companies income of the Developing Markets, Oceania & North Asia segment.

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Net revenues by consumer sector, which include the separation of Foodservice into sector components, were as follows:

	For the Three Months Ended March 31, 2006
	Kraft North America Commercial	Kraft International Commercial	Total
	(in millions)
Consumer Sector:
Snacks	$1,264	$1,008	$2,272
Beverages	854	874	1,728
Cheese & Dairy	1,172	358	1,530
Grocery	1,073	165	1,238
Convenient Meals	1,280	75	1,355
Total net revenues	$5,643	$2,480	$8,123

	For the Three Months Ended March 31, 2005
	Kraft North America Commercial	Kraft International Commercial	Total
	(in millions)
Consumer Sector:
Snacks	$1,207	$997	$2,204
Beverages	831	865	1,696
Cheese & Dairy	1,194	369	1,563
Grocery	1,105	193	1,298
Convenient Meals	1,216	82	1,298
Total net revenues	$5,553	$2,506	$8,059

Note 10. Financial Instruments:

During the quarters ended March 31, 2006 and 2005, ineffectiveness related to cash flow hedges was not material. At March 31, 2006, the Company was hedging forecasted transactions for periods not exceeding the next twenty-one months and expects substantially all amounts reported in accumulated other comprehensive earnings (losses) to be reclassified to the consolidated statement of earnings within the next twelve months.

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Hedging activities affected accumulated other comprehensive earnings (losses), net of income taxes, as follows:

	For the Three Months Ended March 31,
	2006	2005
	(in millions)
(Loss) gain as of January 1	$(4)	$6
Derivative losses transferred to earnings	9	3
Change in fair value	(5)	18
Gain as of March 31	$—	$27

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

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following for the three months ended March 31, 2006 and 2005:

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2006	2005	2006	2005
	(in millions)
Service cost	$44	$42	$23	$20
Interest cost	89	88	41	43
Expected return on plan assets	(125)	(126)	(49)	(48)
Amortization:
Unrecognized net loss from experience differences	48	41	17	12
Prior service cost	1	1	2	2
Other expense		11		1
Net periodic pension cost	$57	$57	$34	$30

Other expense, above, is due primarily to additional pension benefits related to workforce reduction programs under the Company’s restructuring program and is included as part of asset impairment and exit costs.

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Employer Contributions

The Company presently makes, and plans to make, contributions, to the extent that they are tax deductible and do not generate an excise tax liability, in order to maintain plan assets in excess of the accumulated benefit obligation of its funded U.S. and non-U.S. plans. During the first quarter of 2006, approximately $130 million and approximately $25 million of employer contributions were made to U.S. plans and non-U.S. plans, respectively. Currently, the Company anticipates making additional contributions of approximately $20 million during the remainder of 2006 to its U.S. plans and approximately $80 million during the remainder of 2006 to its non-U.S. plans, based on current tax law. However, these estimates are subject to change as a result of many factors, including changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or significant changes in interest rates. During the first quarter of 2005, approximately $200 million and approximately $40 million of employer contributions were made to U.S. plans and non-U.S. plans, respectively.

Postretirement Benefit Plans

Net postretirement health care costs consisted of the following for the three months ended March 31, 2006 and 2005:

	For the Three Months Ended March 31,
	2006	2005
	(in millions)
Service cost	$13	$12
Interest cost	45	43
Amortization:
Unrecognized net loss from experience differences	25	14
Unrecognized prior service cost	(6)	(6)
Net postretirement health care costs	$77	$63

Note 12. Income Taxes:

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” The U.S. accounts of the Company are included in the consolidated federal income tax return of Altria Group, Inc. Income taxes are generally computed on a separate company basis. To the extent that foreign tax credits, capital losses and other credits generated by the Company, which cannot currently be utilized on a separate company basis, are utilized in Altria Group, Inc.’s consolidated federal income tax return, the benefit is recognized in the calculation of the Company’s provision for income taxes. The Company makes payments to, or is reimbursed by, Altria Group, Inc. for the tax effects resulting from its inclusion in Altria Group, Inc.’s consolidated federal income tax return, including current taxes payable and net changes in tax provisions. Significant judgment is required in determining income tax provisions and in evaluating tax positions. The Company establishes additional provisions for income taxes when, despite the belief that existing tax positions are fully supportable, there remain certain positions that are likely to be challenged and that may not be sustained on review by tax authorities. The Company evaluates and potentially adjusts these provisions in light of changing facts and circumstances. The consolidated tax provision includes the impact of changes to accruals that are considered appropriate. Upon the closure of current and future tax audits in various jurisdictions, significant income tax accrual reversals could continue to occur, which could trigger cash reimbursements from Altria Group, Inc.

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company is regularly audited by federal, state and foreign tax authorities, and these audits are at various stages at any given time. Any tax contingency reserves in excess of additional assessed liabilities will be reversed at the time the audits close.

In the first quarter of 2006, the United States Internal Revenue Service concluded its examination of Altria Group, Inc.’s consolidated tax returns for the years 1996 through 1999 and issued a final Revenue Agents Report on March 15, 2006. Consequently, Altria Group, Inc. reimbursed the Company in cash for unrequired federal tax reserves of $337 million and pre-tax interest of $46 million ($29 million after-tax). The Company also recognized net state tax reversals of $39 million, resulting in a total net earnings benefit of $405 million or $0.24 per diluted share, in the first quarter of 2006.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of the Company

Kraft Foods Inc. (“Kraft”), together with its subsidiaries (collectively referred to as the “Company”), manufactures and markets packaged food products, consisting principally of beverages, cheese, snacks, convenient meals and various packaged grocery products. Kraft manages and reports operating results through two units, Kraft North America Commercial and Kraft International Commercial. Reportable segments for Kraft North America Commercial are organized and managed principally by product category. Kraft International Commercial’s operations are organized and managed by geographic location. At March 31, 2006, Altria Group, Inc. held 98.3% of the combined voting power of Kraft’s outstanding capital stock and owned 87.6% of the outstanding shares of Kraft’s capital stock.

In October 2005, the Company announced that, effective January 1, 2006, its Canadian business will be realigned to better integrate it into the Company’s North American business by product category. Beginning in the first quarter of 2006, the operating results of the Canadian business are being reported throughout the North American food segments. In addition, in the first quarter of 2006, the Company’s international businesses were realigned to reflect the reorganization announced within Europe in November 2005. The two revised international segments, which are reflected in this report, are European Union and Developing Markets, Oceania & North Asia, the latter to reflect the Company’s increased management focus on developing markets. Accordingly, prior period segment results have been restated.

In June 2005, the Company sold substantially all of its sugar confectionery business for pre-tax proceeds of approximately $1.4 billion. The Company has reflected the results of its sugar confectionery business prior to the closing date as discontinued operations on the condensed consolidated statements of earnings.

In April 2006, the Company announced a seven-year, $1.7 billion agreement to receive information technology services from Electronic Data Systems (EDS). The agreement, which includes data centers, web hosting, telecommunications and IT workplace services, begins on June 1, 2006. Pursuant to the agreement, approximately 670 employees, who provide certain IT support to the Company, are expected to transition to EDS. As a result, the Company will recognize asset impairment and implementation costs, which will be expensed as part of the Company’s previously announced restructuring program.

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

Consolidated Operating Results for the Quarter ended March 31, 2006 - The changes in the Company’s earnings and diluted earnings per share (“EPS”) from continuing operations for the quarter ended March 31, 2006 from the quarter ended March 31, 2005 were due primarily to the following (in millions, except per share data):

	Earnings from Continuing Operations	Diluted EPS from Continuing Operations
For the quarter ended March 31, 2005	$699	$0.41
2006 Asset impairment, exit and implementation costs — restructuring	(74)	(0.04)
2005 Asset impairment, exit and implementation costs — restructuring	52	0.03
2006 Asset impairments — non-restructuring	(78)	(0.05)
2005 Asset impairments — non-restructuring	60	0.04
2005 Gains on sales of businesses	(67)	(0.04)
Change in tax rate	(28)	(0.02)
Favorable resolution of the Altria Group, Inc. 1996-1999 IRS Tax Audit	405	0.24
Shares outstanding		0.01
Operations	37	0.03

For the quarter ended March 31, 2006	$1,006	$0.61

See discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

The unfavorable net impact of asset impairment, exit and implementation costs on earnings and diluted EPS from continuing operations is due primarily to the following:

Restructuring Program - The Company announced a three-year restructuring program in January 2004. In January 2006, the Company announced plans to expand its restructuring efforts through 2008. During the first quarters of 2006 and 2005, the Company recorded pre-tax charges of $105 million ($74 million after-tax) and $76 million ($52 million after-tax), respectively, for the restructuring plan, including pre-tax implementation costs of $13 million and $19 million, respectively.

Asset Impairment Charges — During March 2006, the Company reached an agreement to sell its pet snacks brand and assets for $580 million. The transaction is subject to regulatory approval. The Company incurred a pre-tax asset impairment charge of $86 million ($63 million after-tax) in the first quarter of 2006 in recognition of the pending sale. The charge, which includes the write-off of a portion of the associated goodwill, and intangible and fixed assets, was recorded as asset impairment and exit costs on the condensed consolidated statement of earnings. Upon completion of the transaction, the Company expects to record additional taxes of approximately $60 million related to the sale.

In addition, during the first quarter of 2006, the Company completed its annual review of goodwill and intangible assets and recorded non-cash pre-tax charges of $24 million ($15 million after-tax) related to an intangible asset impairment for biscuits assets in Egypt and hot cereal assets in the United States. These charges were recorded as asset impairment and exit costs on the condensed consolidated statement of earnings.

During March 2005, the Company reached an agreement to sell its fruit snacks assets for approximately $30 million. The transaction closed in the second quarter of 2005. The Company incurred a pre-tax asset impairment charge of $93 million ($60 million after-tax) in the first quarter of 2005 in recognition of the sale. The charge, which includes the write-off of all associated intangible assets, was recorded as asset impairment and exit costs on the condensed consolidated statement of earnings

For further details on the restructuring program or asset impairment and implementation costs, see Note 2 to the Condensed Consolidated Financial Statements and the Business Environment section of the following Discussion and Analysis.

Gains on Sales of Businesses — The unfavorable impact on earnings and diluted EPS from continuing operations is due primarily to the gain on the sale of the U.K. desserts assets in the first quarter of 2005.

Income Tax Benefit — The 2006 tax benefit reflects a reimbursement from Altria Group, Inc. in cash for unrequired federal tax reserves of $337 million and pre-tax interest of $46 million ($29 million after-tax), as well as net state tax reversals of $39 million, due to the conclusion of an audit of Altria Group, Inc.’s consolidated federal income tax returns for the years 1996 through 1999. Income taxes also include a benefit of $48 million in 2006 and $56 million in 2005 from the resolution of outstanding items in the Company’s international operations.

Operations — The $37 million increase in results from operations was due primarily to the following:

•                  Higher income in North America Snacks & Cereal, reflecting higher pricing and higher volume/mix, partially offset by higher commodity costs.

•                  Higher income in Developing Markets, Oceania & North Asia, reflecting higher pricing and favorable volume/mix, partially offset by increased marketing spending and infrastructure investments.

•                  Higher income in North America Convenient Meals, reflecting volume growth and higher pricing.

Partially offset by:

•                  Lower income in North America Grocery, reflecting higher commodity costs and lower volume due to the shift in shipments supporting the Easter holiday.

•                  Lower income in North America Beverages, reflecting higher commodity costs and lower volumes.

•                  Lower income in North America Cheese & Foodservice, reflecting higher commodity costs and lower net pricing.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

2006 Forecasted Results — Guidance remains unchanged from March 16, 2006, when the Company increased its full-year diluted EPS guidance for 2006 to $1.55 to $1.60, or by $0.17 per share (an increase of $0.24 per share for the IRS Tax Audit resolution, partially offset by a decrease of $0.07 per share for the pet snacks divestiture). Guidance includes $0.50 per share of charges from the Company’s restructuring program and other impairment charges. The Company currently forecasts its 2006 effective income tax rate to average 33%, excluding the impacts of the IRS tax audit resolution and charges from the Company’s restructuring program and other impairment charges. The factors described in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 represent continuing risks to these forecasts.

Discussion and Analysis

Business Environment

The Company is subject to a number of challenges that may adversely affect its businesses. These challenges, which are discussed below and under the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, include:

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

In the ordinary course of business, the Company is subject to many influences that can impact the timing of sales to customers, including the timing of holidays and other annual or special events, seasonality of certain products, significant weather conditions, timing of Company or customer incentive programs and pricing actions, customer inventory programs, Company initiatives to improve supply chain efficiency, financial condition of customers and general economic conditions.

Fluctuations in commodity costs can lead to retail price volatility and intense price competition, and can influence consumer and trade buying patterns. During the first quarter of 2006, the Company’s commodity costs on average have been higher than those incurred in the first quarter of 2005 (most notably higher coffee, energy and packaging costs, partially offset by lower cheese and meat costs), and have adversely affected earnings. For the first quarter of 2006, the Company’s commodity costs were approximately $100 million higher than the first quarter of 2005.

Restructuring

In January 2004, the Company announced a three-year restructuring program (which is discussed further in Note 2. Asset Impairment, Exit and Implementation Costs) with the objectives of leveraging the Company’s global scale, realigning and lowering its cost structure, and optimizing capacity utilization. In January 2006, the

Company announced plans to expand its restructuring efforts through 2008. The entire restructuring program is expected to result in $3.7 billion in pre-tax charges, the closure of up to 40 facilities, the elimination of approximately 14,000 positions and cumulative annualized cost savings at the completion of the program of approximately $1.15 billion. Approximately $2.3 billion of the $3.7 billion in pre-tax charges are expected to require cash payments. Pre-tax restructuring program charges during 2006 are expected to be approximately $1.3 billion. Total pre-tax restructuring program charges incurred in the first quarters of 2006 and 2005, were $105 million and $76 million, respectively. Total pre-tax restructuring charges for the program incurred from January 2004 through March 31, 2006 were $1.043 billion and specific programs announced will result in the elimination of approximately 6,800 positions. Approximately 60% of the pre-tax charges are expected to require cash payments.

In addition, the Company expects to incur approximately $575 million in capital expenditures to implement the restructuring program. From January 2004 through March 31, 2006, the Company spent approximately $154 million in capital, including $10 million spent in the first quarter of 2006, to implement the restructuring program. Cumulative annualized cost savings as a result of the restructuring program were approximately $258 million through 2005, and are anticipated to reach approximately $560 million by the end of 2006, all of which are expected to be used in support of brand-building initiatives. Cost savings in the first quarter of 2006, as a result of the restructuring program, totaled approximately $100 million, an increase of approximately $50 million versus the first quarter of 2005.

Acquisitions and Dispositions:

One element of the Company’s growth strategy is to strengthen its brand portfolios and/or expand its geographic reach through a disciplined program of selective acquisitions and divestitures. The Company is constantly reviewing potential acquisition candidates and from time to time sells businesses to accelerate the shift in its portfolio toward businesses — whether global, regional or local — that offer the Company a sustainable competitive advantage. The impact of any future acquisition or divestiture could have a material impact on the Company’s consolidated financial position, results of operations or cash flows, and future sales of businesses could in some cases result in losses on sale.

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

During the first quarter of 2006, the Company sold certain Canadian assets and a small U.S. biscuit brand. In recognition of these sales, the Company incurred pre-tax asset impairment charges of $176 million in the fourth quarter of 2005. During the first quarter of 2005, the Company sold its U.K. desserts assets, its U.S. yogurt assets and a minor trademark in Mexico. The aggregate proceeds received from these sales during the first quarter of 2006 and 2005 were $88 million and $190 million, respectively. The Company recorded pre-tax losses from sales of businesses of $3 million during the first quarter of 2006, and recorded pre-tax gains from sales of businesses of $116 million during the first quarter of 2005.

During March 2006, the Company reached an agreement to sell its pet snacks brand and assets for $580 million. The transaction is subject to regulatory approval. The Company incurred a pre-tax asset impairment charge of $86 million in the first quarter of 2006 in recognition of the pending sale. The charge was recorded as asset impairment and exit costs on the condensed consolidated statement of earnings. Upon completion of the transaction, the Company expects to record additional taxes of approximately $60 million related to the sale.

During March 2005, the Company reached an agreement to sell its fruit snacks assets for approximately $30 million. The transaction closed in the second quarter of 2005. The Company incurred a pre-tax asset impairment charge of $93 million in the first quarter of 2005 in recognition of the sale. The charge was recorded as asset impairment and exit costs on the condensed consolidated statement of earnings.

In April 2006, the Company announced an agreement to sell its industrial coconut assets. The transaction is expected to close in the second quarter of 2006.

The operating results of the businesses sold, excluding the sugar confectionery business, in the aggregate, were not material to the Company’s consolidated financial position, results of operations or cash flows in any of the periods presented.

Consolidated Operating Results

	For the Three Months Ended March 31,
	2006	2005
	(in millions, except per share data)

Volume (in pounds)	4,342	4,546

Net revenues	$8,123	$8,059

Operating income:
Operating companies income:
North America Beverages	$147	$162
North America Cheese & Foodservice	203	219
North America Convenient Meals	200	198
North America Grocery	204	132
North America Snacks & Cereals	142	199
European Union	129	245
Developing Markets, Oceania & North Asia	35	48
Amortization of intangibles	(2)	(3)
General corporate expenses	(40)	(43)
Operating income	$1,018	$1,157

Net earnings:
Earnings from continuing operations	$1,006	$699
Earnings from discontinued operations, net of income taxes		14
Net earnings	$1,006	$713

Weighted average shares for diluted earnings per share	1,662	1,703

Diluted earnings per share:
Continuing operations	$0.61	$0.41
Discontinued operations		0.01
Net earnings	$0.61	$0.42

The following events occurred during the first quarter of 2006 and 2005 that affected the comparability of statement of earnings amounts:

•                     Income Tax Benefits — In the first quarter of 2006, the United States Internal Revenue Service concluded its examination of Altria Group, Inc.’s consolidated tax returns for the years 1996 through 1999 and issued a final Revenue Agents Report on March 15, 2006. Consequently, Altria Group, Inc. reimbursed the Company in cash for unrequired federal tax reserves of $337 million and pre-tax interest of $46 million ($29 million after-tax). The Company also recognized net state tax reversals of $39 million, resulting in a total net earnings benefit of $405 million or $0.24 per diluted share, in the first quarter of 2006.

•                     Asset impairment, exit and implementation costs — As discussed in Note 2 to the condensed consolidated financial statements, during the first quarter of 2006 and 2005, the Company recorded $202 million and $150 million, respectively, of pre-tax asset impairment and exit costs on its condensed consolidated statements of earnings. Additionally, during the first quarter of 2006 and 2005, the Company recorded pre-tax implementation costs of $13 million and $19 million, respectively. The pre-tax asset impairment, exit and implementation costs were included in the operating companies income of the following segments:

	For the Three Months Ended March 31, 2006
	Restructuring Costs	Asset Impairment	Total Asset Impairment and Exit Costs	Implementation Costs	Total
	(in millions)
North America Beverages	$2	$—	$2	$1	$3
North America Cheese & Foodservice	6		6	4	10
North America Convenient Meals	17		17		17
North America Grocery	5		5	1	6
North America Snacks & Cereals	5	99	104	1	105
European Union	18		18	3	21
Developing Markets, Oceania & North Asia	39	11	50	3	53
Total	$92	$110	$202	$13	$215

	For the Three Months Ended March 31, 2005
	Restructuring Costs	Asset Impairment	Total Asset Impairment and Exit Costs	Implementation Costs	Total
	(in millions)

North America Beverages	$3	$—	$3	$1	$4
North America Cheese & Foodservice	7		7	3	10
North America Convenient Meals	2		2	1	3
North America Grocery	8	93	101		101
North America Snacks & Cereals	4		4	9	13
European Union	30		30	4	34
Developing Markets, Oceania & North Asia	3		3	1	4
Total	$57	$93	$150	$19	$169

•                     Gains on Sales of Businesses — During the first quarter of 2006, the Company sold certain Canadian assets and recorded a pre-tax loss of $1 million. This loss is included in the operating companies income of the North America Grocery segment. In addition, the Company sold a small U.S. biscuit brand, resulting in a pre-tax loss of $2 million. This loss is included in the operating companies income of the North America Snacks & Cereals segment.

During the first quarter of 2005, the Company sold its U.K. desserts assets and recorded a pre-tax gain of $115 million. This gain is included in the operating companies income of the European Union segment. In addition, the Company sold a minor trademark in Mexico, resulting in a pre-tax gain of $1 million. This gain is included in the operating companies income of the Developing Markets, Oceania & North Asia segment.

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

Consolidated Results of Operations for the Three Months Ended March 31, 2006

The following discussion compares consolidated operating results for the three months ended March 31, 2006 with the three months ended March 31, 2005.

Volume decreased 4.5%, due primarily to the impact of divestitures. Excluding the impact of divestitures, volume decreased 1.1%, due primarily to the discontinuation of certain ready-to-drink product lines in North America (primarily beverages in Canada) and lower shipments of coffee in the European Union.

Net revenues increased $64 million (0.8%), due primarily to favorable volume/mix ($152 million) and higher net pricing ($132 million, reflecting commodity-driven pricing, partially offset by increased promotional spending), partially offset by the impact of divested businesses ($125 million) and unfavorable currency ($95 million, primarily in the European Union).

Operating income decreased $139 million (12.0%), due primarily to 2005 gains on the sales of businesses ($116 million), higher pre-tax asset impairment and exit costs ($52 million), the impact of divestitures ($8 million) and unfavorable currency ($7 million), partially offset by favorable volume/mix ($31 million) and lower marketing, administration and research costs ($15 million).

Currency movements decreased net revenues by $95 million and operating income by $7 million. These decreases were due primarily to the strength of the U.S. dollar against the euro, partially offset by the weakness of the U.S. dollar against the Canadian dollar and the Brazilian real.

A shift in shipments supporting the Easter holiday negatively impacted the North America Grocery and to a lesser extent the North America Cheese & Foodservice segments. This impact, however, was offset at the consolidated level by the effect of last year’s 53rd week, shifting the start of the first quarter by one week.

Interest and other debt expense, net decreased $80 million (45.5%) due primarily to $46 million of pre-tax interest income associated with the conclusion of a tax audit at Altria Group, Inc., and lower debt levels.

The Company reported an income tax benefit of $85 million in 2006 and an income tax provision of $282 million in 2005. The 2006 tax benefit reflects a reimbursement from Altria Group, Inc. in cash for unrequired federal tax reserves of $337 million and net state tax reversals of $39 million, due to the conclusion of an audit of Altria Group, Inc.’s consolidated federal income tax returns for the years 1996 through 1999. Income taxes also include a benefit of $48 million in 2006 and $56 million in 2005 from the resolution of outstanding items in the Company’s international operations.

Earnings from continuing operations of $1,006 million increased $307 million (43.9%), due primarily to the tax benefit discussed above and lower interest expense, partially offset by lower operating income. Diluted EPS from continuing operations, which was $0.61, increased by 48.8%.

Net earnings of $1,006 million increased $293 million (41.1%). Diluted EPS from net earnings, which was $0.61, increased by 45.2%.

Operating Results by Business Segment

The following discussion compares operating results within each of Kraft’s reportable segments for the three months ended March 31, 2006 with the three months ended March 31, 2005.

	For the Three Months Ended March 31,
	2006	2005
	(in millions)

Volume (in pounds):
North America Beverages	752	797
North America Cheese & Foodservice	745	788
North America Convenient Meals	603	585
North America Grocery	454	578
North America Snacks & Cereals	654	640
European Union	505	530
Developing Markets, Oceania & North Asia	629	628
Volume (in pounds)	4,342	4,546
Net revenues:
North America Beverages	$795	$772
North America Cheese & Foodservice	1,469	1,490
North America Convenient Meals	1,214	1,140
North America Grocery	632	719
North America Snacks & Cereals	1,533	1,432
European Union	1,467	1,614
Developing Markets, Oceania & North Asia	1,013	892
Net revenues	$8,123	$8,059
Operating income:
Operating companies income:
North America Beverages	$147	$162
North America Cheese & Foodservice	203	219
North America Convenient Meals	200	198
North America Grocery	204	132
North America Snacks & Cereals	142	199
European Union	129	245
Developing Markets, Oceania & North Asia	35	48
Amortization of intangibles	(2)	(3)
General corporate expenses	(40)	(43)
Operating income	$1,018	$1,157

North America Beverages. Volume decreased 5.6%, due primarily to a decline in refreshment beverages volume resulting from the discontinuation of certain ready-to-drink product lines, particularly in Canada. In coffee, volume declined due to the increased frequency of competitor promotional activity on mainstream coffee brands, partially offset by growth in premium coffee.

Net revenues increased $23 million (3.0%), due primarily to higher pricing and lower promotional spending ($33 million), partially offset by lower volume/mix ($12 million). In coffee, higher commodity-based pricing drove increased net revenues. Refreshment beverages net revenues increased due primarily to lower trade spending in ready-to-drink beverages.

Operating companies income decreased $15 million (9.3%), due primarily to unfavorable costs, net of higher pricing ($8 million, including higher commodity costs), higher fixed manufacturing costs ($6 million) and lower volume/mix ($5 million), partially offset by lower marketing, administration and research costs ($3 million).

North America Cheese & Foodservice. Volume decreased 5.5%, due primarily to the divestitures of Canadian grocery assets and U.S. yogurt assets. Excluding the impact of divestitures, volume decreased 0.7%, due primarily to lower cheese volume resulting from lower shipments of process cheese, recipe cheese and cream cheese, due to the shift in shipments supporting the Easter holiday, partially offset by gains in natural cheese.

Net revenues decreased $21 million (1.4%), due primarily to the impact of divestitures ($27 million) and increased promotional spending, net of higher pricing ($11 million), partially offset by favorable currency ($9 million) and favorable volume/mix ($8 million). Cheese net revenues decreased due primarily to the impact of divestitures and lower shipments due to the timing of Easter, partially offset by the benefits of new product introductions. In foodservice, net revenues decreased due primarily to the impact of divestitures, partially offset by favorable mix in Canadian foodservice products.

Operating companies income decreased $16 million (7.3%), due primarily to unfavorable costs and higher promotional spending, net of higher pricing ($20 million, including higher commodity costs), partially offset by favorable volume/mix ($3 million).

North America Convenient Meals. Volume increased 3.1%, driven by higher meat shipments (primarily cold cuts, lunch combinations and hot dogs), partially offset by lower shipments of dinners, due to competition in macaroni and cheese dinners.

Net revenues increased $74 million (6.5%), due primarily to higher volume/mix ($66 million) and higher pricing, net of increased promotional spending ($6 million, reflecting commodity-driven pricing in meats). In meats and pizza, net revenues were driven by continued strong results for new products. Dinner revenues declined due to lower shipments resulting from macaroni and cheese dinner competitor promotional activity.

Operating companies income increased $2 million (1.0%), due primarily to higher volume/mix ($8 million), higher net pricing ($6 million) and lower marketing, administration and research costs ($2 million), partially offset by higher pre-tax charges for asset impairment and exit costs ($15 million).

North America Grocery. Volume decreased 21.5%, due primarily to the divestitures of fruit snacks and Canadian grocery assets. Excluding the impact of divestitures, volume decreased 2.9%, due primarily to the shift in shipments supporting the Easter holiday.

Net revenues decreased $87 million (12.1%), due primarily to the impact of divestitures ($75 million) and lower volume/mix, reflecting the shift in Easter shipments primarily on spoonable salad dressings and dry packaged desserts ($16 million), partially offset by the impact of favorable currency ($4 million).

Operating companies income increased $72 million (54.5%), due primarily to lower pre-tax charges for asset impairment and exit costs ($96 million, including the $93 million asset impairment charge related to the 2005 sale of the fruit snacks assets), partially offset by unfavorable costs ($16 million, including higher commodity costs) and lower volume/mix ($7 million).

North America Snacks & Cereals. Volume increased 2.2%, driven by gains in bars, biscuits and snack nuts. In biscuits, volume increases in cookies were driven by base brands and new products, partially offset by cracker volume declines. Bar volume increases were driven by the continued success of new products. In snack nuts, volume increased due to the introduction of new products.

Net revenues increased $101 million (7.1%), due primarily to higher volume/mix ($79 million) and higher pricing, net of increased promotional spending ($21 million, reflecting commodity-driven pricing in biscuits and snack nuts) and favorable currency ($7 million), partially offset by the impact of divestitures ($6 million). Biscuit net revenues increased due to higher shipment volume, and pricing to offset the impact of commodity cost increases in energy and packaging. In bars and snack nuts, net revenue increases were driven by the benefits of new products.

Operating companies income decreased $57 million (28.6%), due primarily to higher pre-tax charges for asset impairment and exit costs ($100 million, including the $86 million asset impairment charge related to the pending sale of the pet snacks brand and assets, and the $13 million hot cereal intangible asset impairment), partially offset by higher volume/mix ($20 million), lower marketing, administration and research costs ($19 million) and lower implementation costs associated with the restructuring program ($8 million).

European Union. Volume decreased 4.7%, due primarily to lower coffee shipments and the divestiture of the U.K. desserts assets in the first quarter of 2005. In coffee, volume declined due to market softness across Europe, share loss to retailer brands and trade inventory reductions. Grocery volume declined due to the divestiture of the U.K. desserts assets. In cheese & dairy, volume decreased due to lower promotions in Germany and the timing of customer negotiations in Italy. Confectionery volume declined due to increased competition from retailer brands, partially offset by new product launches. Convenient meals volume was down slightly due to lower promotional activity in Germany.

Net revenues decreased $147 million (9.1%), due primarily to unfavorable currency ($142 million) and lower volume/mix ($31 million) and the impact of divestitures ($12 million), partially offset by higher pricing, net of increased promotional spending ($38 million). In coffee, net revenues declined due to unfavorable currency, partially offset by commodity related pricing and favorable mix. In confectionery, net revenues also decreased, due to unfavorable currency and price competition from retailer brands, partially offset by new product launches. Grocery net revenues declined due to currency, the divestiture of the U.K. desserts assets and lower shipments. In cheese & dairy, net revenues declined, due primarily to unfavorable currency and lower shipments. Convenient meals net revenues also decreased, due to unfavorable currency and lower shipments.

Operating companies income decreased $116 million (47.3%), due primarily to the gain on the sale of U.K. desserts assets in 2005 ($115 million), unfavorable currency ($15 million) and lower volume/mix ($10 million), partially offset by lower pre-tax asset impairment and exit costs ($12 million), higher pricing, net of unfavorable costs and increased promotional spending ($7 million, including higher commodity costs) and lower marketing, administration and research costs ($7 million).

Developing Markets, Oceania & North Asia. Volume was essentially unchanged, as growth in Eastern Europe and the Middle East was offset by lower volume in Asia Pacific. Snacks volume increased driven by market growth in Russia and Ukraine, and higher shipments in Brazil due to improved price gaps in biscuits. In beverages, coffee volume improved due to higher shipments in Russia, Ukraine and Romania, and refreshment beverages volume increased in Brazil due to category growth. Grocery volume declined due to lower shipments in Brazil and product rationalization in Venezuela. In cheese and dairy, volume declined in Asia Pacific, partially offset by higher shipments in the Middle East.

Net revenues increased $121 million (13.6%), due primarily to favorable volume/mix ($58 million) and higher pricing ($45 million) and favorable currency ($23 million), partially offset by the impact of divestitures ($5 million). In snacks, net revenues grew in biscuits due to higher volume as well as favorable pricing in Latin America. Confectionery net revenues also increased due to market growth in Russia and Ukraine, and higher shipments in Brazil. Coffee net revenues increased due to commodity-based pricing and higher shipments in Russia, Ukraine and Romania. In refreshment beverages, higher shipments in Brazil and pricing in Argentina drove higher net revenues. Cheese & dairy net revenue increases were driven by higher shipments in the Middle East. Grocery net revenues declined due to lower shipments in Brazil and Venezuela.

Operating companies income decreased $13 million (27.1%), due primarily to higher pre-tax asset impairment and exit costs ($47 million, including an $11 million intangible asset impairment charge for biscuits assets in Egypt) and higher marketing, administration and research costs ($19 million), partially offset by higher pricing, net of unfavorable costs ($31 million) and favorable volume/mix ($22 million).

Financial Review

Net Cash Provided by Operating Activities

During the first quarter of 2006, net cash provided by operating activities was $480 million compared with $242 million in the comparable 2005 period. The increase in operating cash flows is due primarily to the previously discussed tax reimbursement from Altria Group, Inc. and lower pension contributions, partially offset by a decrease in amounts due to Altria Group, Inc., due to timing.

Net Cash (Used in) Provided by Investing Activities

One element of the growth strategy of the Company is to strengthen its brand portfolios and/or expand its geographic reach through disciplined programs of selective acquisitions and divestitures. The Company is constantly reviewing potential acquisition candidates and from time to time sells businesses to accelerate the shift in its portfolio toward businesses — whether global, regional or local — that offer the Company a sustainable competitive advantage. The impact of future acquisitions or divestitures could have a material impact on the Company’s cash flows.

During the first quarter of 2006, net cash used in investing activities was $93 million, compared with net cash provided by investing activities of $55 million in the first quarter of 2005. The increase in cash used in investing activities in the first quarter of 2006 reflects higher capital expenditures and lower cash received from sales of businesses. During the first quarter of 2006, the Company sold certain Canadian assets and a small U.S. biscuit brand. During the first quarter of 2005, the Company sold its U.K. desserts assets, its U.S. yogurt assets and a minor trademark in Mexico.

Capital expenditures for the first quarter of 2006 were $185 million, compared with $139 million in the first quarter of 2005. The Company expects full-year capital expenditures to be flat to 2005 expenditures of $1.2 billion, including capital expenditures required for the restructuring program. These expenditures are expected to be funded from operations.

As previously discussed, in March 2006, an agreement was reached to sell the Company’s pet snacks brand and assets for $580 million. This transaction is subject to regulatory approval. In addition, in April 2006, an agreement was reached to sell the Company’s industrial coconut assets. The transaction is expected to close in the second quarter of 2006.

Net Cash Used in Financing Activities

During the first quarter of 2006, net cash used in financing activities was $443 million, compared with $366 million during the first quarter of 2005. The increase in net cash used in financing activities is due primarily to an increase in the Company’s Class A share repurchases and dividend payments, partially offset by an increase in net borrowings.

Debt and Liquidity

Debt. The Company’s total debt, including amounts due to Altria Group, Inc. and affiliates, was $11.3 billion at March 31, 2006 and $11.2 billion at December 31, 2005. The Company’s debt-to-equity ratio was 0.38 at March 31, 2006 and December 31, 2005. The Company’s debt-to-capitalization ratio was 0.27 at March 31, 2006 and December 31, 2005.

At March 31, 2006 and December 31, 2005, the Company had short-term amounts payable to Altria Group, Inc. and affiliates of $472 million and $652 million, respectively. The amounts payable to Altria Group, Inc. generally include accrued dividends, taxes and service fees. Interest on intercompany borrowings is based on the applicable London Interbank Offered Rate. The Company had no long-term amounts payable to Altria Group, Inc. and affiliates.

Credit Lines. The Company maintains revolving credit facilities that have historically been used to support the issuance of commercial paper. At March 31, 2006, the Company has a $4.5 billion, multi-year revolving credit facility that expires in April 2010. At March 31, 2006, the credit line for the Company and the related activity were as follows (in billions of dollars):

	March 31, 2006
Type	Credit Lines	Amount Drawn	Commercial Paper Outstanding
Multi-year	$4.5	$—	$0.7

The Company’s revolving credit facility, which is for its sole use, requires the maintenance of a minimum net worth of $20.0 billion. At March 31, 2006, the Company’s net worth was $30.0 billion. The Company expects to continue to meet this covenant. The revolving credit facility does not include any other financial tests, any credit rating triggers or any provisions that could require the posting of collateral. The Company expects to refinance long-term and short-term debt from time to time. The nature and amount of the Company’s long-term and short-term debt and the proportionate amount of each can be expected to vary as a result of future business requirements, market conditions and other factors.

In addition to the above, certain international subsidiaries of Kraft maintain credit lines to meet the short-term working capital needs of the international businesses. These credit lines, which amounted to approximately $1.3 billion as of March 31, 2006, are for the sole use of the Company’s international businesses. At March 31, 2006, borrowings on these lines amounted to approximately $380 million.

Guarantees. As discussed in Note 7. Contingencies, the Company had third-party guarantees, which are primarily derived from acquisition and divestiture activities, of approximately $25 million at March 31, 2006. Substantially all of these guarantees expire through 2013, with $12 million expiring through March 31, 2007. The Company is required to perform under these guarantees in the event that a third party fails to make contractual payments or achieve performance measures. The Company has a liability of $16 million on its condensed consolidated balance sheet at March 31, 2006, relating to these guarantees.

In addition, at March 31, 2006, the Company was contingently liable for $144 million of guarantees related to its own performance. These include surety bonds related to dairy commodity purchases and guarantees related to the payment of custom duties and taxes, and letters of credit.

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

Equity and Dividends

In December 2004, the Company commenced repurchasing shares under a two-year $1.5 billion Class A common stock repurchase program authorized by its Board of Directors. In March 2006, the Company completed the program, acquiring 49.1 million Class A shares at an average price of $30.57 per share. In March 2006, the Company’s Board of Directors authorized a new share repurchase program to repurchase up to $2.0 billion of the Company’s Class A common stock. This new program is expected to run through 2008. During the first quarter of 2006 and 2005, the Company repurchased 8.5 million and 5.3 million shares, respectively, of its Class A common stock under its $1.5 billion repurchase program at a cost of $250 million and $175 million, respectively. In addition, as of March 31, 2006, the Company repurchased 2.0 million shares of its Class A common stock, under its new $2.0 billion authority, at an aggregate cost of $62 million, bringing total repurchases for the first quarter of 2006 to 10.5 million shares for $312 million.

As discussed in Note 5. Stock Plans, during the first quarter of 2006, the Company granted approximately 4.4 million restricted Class A shares to eligible U.S.-based employees and also issued to eligible non-U.S. employees rights to receive approximately 2.0 million Class A equivalent shares. Restrictions on the stock and rights lapse in the first quarter of 2009. The market value per restricted share or right was $29.00 on the date of grant.

Dividends paid in the first quarter of 2006 and 2005 were $385 million and $350 million, respectively, an increase of 10%, reflecting a higher dividend rate in 2006, partially offset by a lower number of shares outstanding as a result of Class A share repurchases. The present annualized dividend rate is $0.92 per common share. The declaration of dividends is subject to the discretion of Kraft’s Board of Directors and will depend on various factors, including the Company’s net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by Kraft’s Board of Directors.

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

During the three months ended March 31, 2006 and 2005, ineffectiveness related to cash flow hedges was not material. At March 31, 2006, the Company was hedging forecasted transactions for periods not exceeding the next twenty-one months and expects substantially all amounts reported in accumulated other comprehensive earnings (losses) to be reclassified to the consolidated statement of earnings within the next twelve months.

Foreign exchange rates. The Company uses forward foreign exchange contracts and foreign currency options to mitigate its exposure to changes in exchange rates from third-party and intercompany actual and forecasted transactions. Substantially all of the Company’s derivative financial instruments are effective as hedges. The primary currencies to which the Company is exposed, based on the size and location of its businesses, include the euro, Swiss franc, British pound and Canadian dollar. At March 31, 2006 and December 31, 2005, the Company had foreign exchange option and forward contracts with aggregate notional amounts of $2.3 billion and $2.2 billion, respectively. The effective portion of unrealized gains and losses associated with forward and option contracts is deferred as a component of accumulated other comprehensive earnings (losses) until the underlying hedged transactions are reported on the Company’s consolidated statement of earnings.

Commodities. The Company is exposed to price risk related to forecasted purchases of certain commodities used as raw materials by its businesses. Accordingly, the Company uses commodity forward contracts as cash flow hedges, primarily for coffee, milk, sugar and cocoa. Commodity futures and options are also used to hedge the price of certain commodities, including milk, coffee, cocoa, wheat, corn, sugar and soybean oil. In general, commodity forward contracts qualify for the normal purchase exception under Statement of Financial Accounting Standards (“SFAS”) No. 133 and are, therefore, not subject to the provisions of SFAS No. 133. At March 31, 2006 and December 31, 2005, the Company had net long commodity positions of $458 million and $521 million, respectively. Unrealized gains or losses on net commodity positions were immaterial at March 31, 2006 and December 31, 2005. The effective portion of unrealized gains and losses on commodity futures and option contracts is deferred as a component of accumulated other comprehensive earnings (losses) and is recognized as a component of cost of sales in the Company’s consolidated statement of earnings when the related inventory is sold.

New Accounting Standards

See Note 1 to the Condensed Consolidated Financial Statements for a discussion of new accounting standards.

Contingencies

See Note 7. Contingencies and Part II — Other Information, Item 1. Legal Proceedings for a discussion of contingencies.

Forward-Looking Statements

The Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in the Company’s filings with the SEC, in its reports to shareholders and in press releases and investor webcasts. One can identify these forward-looking statements by use of words such as “strategy,” “expects,” “plans,” “anticipates,” “believes,” “will,” “continues,” “estimates,” “intends,” “projects,” “goals,” “targets” and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. The Company cannot guarantee that any forward-looking statement will be realized, although it believes that it has been prudent in its plans and assumptions. Achievement of future results is subject to risks, uncertainties, and the possibility of inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated, or projected. Investors should bear this in mind as they consider forward-looking statements and whether to invest in or remain invested in the Company’s securities. In connection with the ‘‘safe harbor’’ provisions of the Private Securities Litigation Reform Act of 1995, the Company identifies from time to time important factors that could cause actual results and outcomes to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. These factors include the ones discussed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and the “Business Environment” section in this report preceding the discussion of operating results, as well as other factors discussed in filings made by the Company with the SEC. It is not possible to predict or identify all risk factors. Consequently, the risk factors discussed in this document should not be considered a complete discussion of all potential risks or uncertainties. The Company does not undertake to update any forward-looking statement that it may make from time to time.

Item 4. Controls and Procedures.

The Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. Our management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, any change in the Company’s internal control over financial reporting and determined that there has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.   Risk Factors.

There were no material changes to the Risk Factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

The Company’s share repurchase activity for each of the three months ended March 31, 2006 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1,-January 31, 2006	1,020,000	$27.94	41,586,013	$221,512,681

February 1,-February 28, 2006	4,165,000	$29.29	45,751,013	$99,521,310

March 1,-March 31, 2006	5,361,460	$30.22	2,049,204	$1,937,513,246

Pursuant to Publicly Announced Plans or Programs	10,546,460	$29.63

February 1,-February 28, 2006 (c)	1,249,370	$29.08

For the Quarter Ended March 31, 2006	11,795,830	$29.57

(a)             In March 2006, the Company completed a $1.5 billion share repurchase program that commenced in December 2004, acquiring 49,063,269 shares of its Class A common stock. In addition, in March 2006, the Company’s Board of Directors approved a new share repurchase program of up to $2.0 billion of its Class A common stock. All share repurchases have been made pursuant to these programs.

(b)            Aggregate number of shares repurchased under the active share repurchase program as of the end of the period presented.

(c)             Shares tendered to the Company by employees who vested in restricted stock and rights, and used shares to pay the related taxes.

Item 4.                  Submission of Matters to a Vote of Security Holders.

The Company’s annual meeting of shareholders was held in East Hanover, New Jersey on April 25, 2006. 1,620,001,435 shares of Common Stock, 97.1% of outstanding shares, were represented in person or by proxy, representing 12,240,001,435 votes, or 99.6% of outstanding votes.

The nine directors listed below were elected to a one-year term expiring in 2007:

	Number of Votes
	For	Withheld
Jan Bennink	12,236,693,473	3,307,962
Louis C. Camilleri	12,237,576,766	2,424,669
Roger K. Deromedi	12,237,068,757	2,932,678
Dinyar S. Devitre	12,237,624,179	2,377,256
Richard A. Lerner, M.D.	12,238,400,940	1,600,495
John C. Pope	12,235,967,010	4,034,425
Mary L. Schapiro	12,238,423,338	1,578,097
Charles R. Wall	12,237,766,054	2,235,381
Deborah C. Wright	12,236,672,240	3,329,195

The selection of PricewaterhouseCoopers LLP as independent auditors was ratified: 12,239,519,468 votes in favor, 326,321 votes against and 155,646 shares abstained.

The 2006 Stock Compensation Plan for Non-Employee Directors was approved: 12,148,850,036 votes in favor, 57,605,845 votes against and 33,545,554 shares abstained (including broker non-votes).

A stockholder proposal, which requested that the Company disassociate itself from the 2006 and all future so-called “gay games” was not approved: 11,279,939 votes in favor, 12,187,739,962 votes against and 40,981,534 shares abstained (including broker non-votes).

Item 6.      Exhibits.

10.25             2006 Stock Compensation Plan for Non-Employee Directors (1)

10.26             Form of Restricted Stock Award Letter (2)

12                            Statement regarding computation of ratios of earnings to fixed charges.

31.1.                Certification of the Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

(1)             Incorporated by reference to Exhibit E to the Registrant’s Definitive Proxy Statement dated March 10, 2006.

(2)             Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2006.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRAFT FOODS INC.

/s/  JAMES P. DOLLIVE

James P. Dollive, Executive Vice President and

Chief Financial Officer

May 9, 2006