Form 10-Q
period 2006-06-30
KRAFT FOODS INC
filed 2006-08-08
CIK 1103982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

At July 31, 2006, there were 471,739,795 shares of the registrant’s Class A Common Stock outstanding, and 1,180,000,000 shares of the registrant’s Class B Common Stock outstanding.

KRAFT FOODS INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions of dollars)

(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS

Cash and cash equivalents	$402	$316

Receivables (less allowances of $85 in 2006 and $92 in 2005)	3,549	3,385

Inventories:
Raw materials	1,484	1,363
Finished product	2,066	1,980
	3,550	3,343

Deferred income taxes	625	879
Other current assets	248	230
Total current assets	8,374	8,153

Property, plant and equipment, at cost	17,046	16,598
Less accumulated depreciation	7,284	6,781
	9,762	9,817

Goodwill	24,985	24,648
Other intangible assets, net	10,428	10,516

Prepaid pension assets	3,690	3,617

Other assets	983	877

TOTAL ASSETS	$58,222	$57,628

See notes to condensed consolidated financial statements.

Continued

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Continued)

(in millions of dollars)

(Unaudited)

	June 30,	December 31,
	2006	2005
LIABILITIES
Short-term borrowings	$1,105	$805
Current portion of long-term debt	2,268	1,268
Due to Altria Group, Inc. and affiliates	485	652
Accounts payable	2,084	2,270
Accrued liabilities:
Marketing	1,451	1,529
Employment costs	637	625
Other	1,270	1,338
Income taxes	398	237

Total current liabilities	9,698	8,724

Long-term debt	7,478	8,475
Deferred income taxes	5,869	6,067
Accrued postretirement health care costs	1,980	1,931
Other liabilities	2,829	2,838

Total liabilities	27,854	28,035

Contingencies (Note 7)

SHAREHOLDERS’ EQUITY

Class A common stock, no par value (555,000,000 shares issued in 2006 and 2005)

Class B common stock, no par value (1,180,000,000 shares issued and outstanding in 2006 and 2005)

Additional paid-in capital	23,525	23,835

Earnings reinvested in the business	10,578	9,453

Accumulated other comprehensive losses (including currency translation of $(856) in 2006 and $(1,290) in 2005)	(1,205)	(1,663)
	32,898	31,625
Less cost of repurchased stock (81,646,640 Class A shares in 2006 and 65,119,245 Class A shares in 2005)	(2,530)	(2,032)

Total shareholders’ equity	30,368	29,593

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$58,222	$57,628

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Six Months Ended
	June 30,
	2006	2005

Net revenues	$16,742	$16,393

Cost of sales	10,626	10,379

Gross profit	6,116	6,014

Marketing, administration and research costs	3,477	3,538

Asset impairment and exit costs	428	179

Losses (gains) on sales of businesses, net	11	(115)

Amortization of intangibles	5	5

Operating income	2,195	2,407

Interest and other debt expense, net	243	350

Earnings from continuing operations before income taxes and minority interest	1,952	2,057

Provision for income taxes	262	598

Earnings from continuing operations before minority interest	1,690	1,459

Minority interest in earnings from continuing operations, net	2	2

Earnings from continuing operations	1,688	1,457

Loss from discontinued operations, net of income taxes		(272)

Net earnings	$1,688	$1,185

Per share data:

Basic earnings per share:
Continuing operations	$1.02	$0.86
Discontinued operations		(0.16)
Net earnings	$1.02	$0.70

Diluted earnings per share:
Continuing operations	$1.02	$0.86
Discontinued operations		(0.16)
Net earnings	$1.02	$0.70

Dividends declared	$0.46	$0.41

See notes to condensed consolidated financial statements.

 Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Three Months Ended
	June 30,
	2006	2005

Net revenues	$8,619	$8,334

Cost of sales	5,435	5,275

Gross profit	3,184	3,059

Marketing, administration and research costs	1,770	1,777

Asset impairment and exit costs	226	29

Losses on sales of businesses, net	8	1

Amortization of intangibles	3	2

Operating income	1,177	1,250

Interest and other debt expense, net	147	174

Earnings from continuing operations before income taxes and minority interest	1,030	1,076

Provision for income taxes	347	316

Earnings from continuing operations before minority interest	683	760

Minority interest in earnings from continuing operations, net	1	2

Earnings from continuing operations	682	758

Loss from discontinued operations, net of income taxes		(286)

Net earnings	$682	$472

Per share data:

Basic earnings per share:
Continuing operations	$0.41	$0.45
Discontinued operations		(0.17)
Net earnings	$0.41	$0.28

Diluted earnings per share:
Continuing operations	$0.41	$0.45
Discontinued operations		(0.17)
Net earnings	$0.41	$0.28

Dividends declared	$0.23	$0.205

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

For the Year Ended December 31, 2005 and

the Six Months Ended June 30, 2006

(in millions of dollars, except per share data)

(Unaudited)

		Accumulated Other
	Class	Comprehensive Earnings/(Losses)						Total
	A and B	Additional	Earnings	Currency			Cost of	Share-
	Common	Paid-in	Reinvested in	Translation			Repurchased	holders’
	Stock	Capital	the Business	Adjustments	Other	Total	Stock	Equity

Balances, January 1, 2005	$—	$23,762	$8,304	$(890)	$(315)	$(1,205)	$(950)	$29,911
Comprehensive earnings:
Net earnings			2,632					2,632
Other comprehensive losses, net of income taxes:
Currency translation adjustments				(400)		(400)		(400)
Additional minimum pension liability					(48)	(48)		(48)
Change in fair value of derivatives accounted for as hedges					(10)	(10)		(10)
Total other comprehensive losses								(458)
Total comprehensive earnings								2,174
Exercise of stock options and issuance of other stock awards		52	(12)				118	158
Cash dividends declared ($0.87 per share)			(1,471)					(1,471)
Class A common stock repurchased							(1,200)	(1,200)
Other		21						21
Balances, December 31, 2005	—	23,835	9,453	(1,290)	(373)	(1,663)	(2,032)	29,593
Comprehensive earnings:
Net earnings			1,688					1,688
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				434		434		434
Additional minimum pension liability					(21)	(21)		(21)
Change in fair value of derivatives accounted for as hedges					1	1		1
Other					44	44		44
Total other comprehensive earnings								458
Total comprehensive earnings								2,146
Exercise of stock options and issuance of other stock awards		(310)	202				127	19
Cash dividends declared ($0.46 per share)			(765)					(765)
Class A common stock repurchased							(625)	(625)
Balances, June 30, 2006	$—	$23,525	$10,578	$(856)	$(349)	$(1,205)	$(2,530)	$30,368

Total comprehensive earnings were $1,043 million and $262 million, respectively, for the quarters ended June 30, 2006 and 2005 and $957 million for the first six months of 2005.

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions of dollars)

(Unaudited)

	For the Six Months Ended
	June 30,
	2006	2005
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings	$1,688	$1,185

Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	433	436
Deferred income tax benefit	(56)	(222)
Losses (gains) on sales of businesses, net	11	(115)
Loss on sale of discontinued operations		32
Asset impairment and exit costs, net of cash paid	325	92
Cash effects of changes, net of the effects from acquired and divested companies:
Receivables, net	(59)	80
Inventories	(216)	(296)
Accounts payable	(93)	(193)
Income taxes	103	591
Amounts due to Altria Group, Inc. and affiliates	(202)	84
Other working capital items	(442)	(392)
Change in pension assets and postretirement liabilities, net	14	(101)
Other	100	111

Net cash provided by operating activities	1,606	1,292

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Capital expenditures	(450)	(441)
Proceeds from sales of businesses	91	1,640
Other	63	16

Net cash (used in) provided by investing activities	(296)	1,215

See notes to condensed consolidated financial statements.

Continued

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(in millions of dollars)

(Unaudited)

	For the Six Months Ended
	June 30,
	2006	2005
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Net issuance (repayment) of short-term borrowings	$294	$(945)
Long-term debt proceeds	32	34
Long-term debt repaid	(35)	(739)
Increase in amounts due to Altria Group, Inc. and affiliates	35	187
Repurchase of Class A common stock	(633)	(375)
Dividends paid	(769)	(700)
Other	(173)	144

Net cash used in financing activities	(1,249)	(2,394)

Effect of exchange rate changes on cash and cash equivalents	25	1

Cash and cash equivalents:

Increase	86	114

Balance at beginning of period	316	282

Balance at end of period	$402	$396

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

Stock-Based Compensation Expense

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service periods for awards expected to vest.  The fair value of restricted stock and rights to receive shares of stock is determined based on the number of shares granted and the market value at date of grant.  The fair value of stock options is determined using a modified Black-Scholes methodology.  The impact of adoption was not material.

The Company previously applied the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and provided the pro forma disclosures required by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). No compensation expense for employee stock options was reflected in net earnings in 2005, as all stock options granted under those plans had an exercise price equal to the market value of the common stock on the date of the grant.  Historical condensed consolidated statements of earnings already include the compensation expense for restricted stock and rights to receive shares of stock.  The following table illustrates the effect on net earnings and earnings per share (“EPS”) if the Company had applied the fair value recognition provisions of SFAS No. 123 to measure stock-based compensation expense for stock option awards in 2005:

Kraft Foods Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	For the Six Months	For the Three Months
	Ended June 30, 2005	Ended June 30, 2005
	(in millions, except per share data)

Net earnings, as reported	$1,185	$472
Deduct:
Total stock-based employee compensation expense determined under fair value method for all stock option awards, net of related tax effects	4	2
Pro forma net earnings	$1,181	$470

Earnings per share:
Basic – as reported	$0.70	$0.28
Basic – pro forma	$0.70	$0.28

Diluted – as reported	$0.70	$0.28
Diluted – pro forma	$0.69	$0.28

The adoption of SFAS No. 123(R) in the first quarter of 2006 resulted in a cumulative effect gain of $6 million, which is net of $3 million in taxes, in the condensed consolidated statements of earnings for the six months ended June 30, 2006.  This gain resulted from the impact of estimating future forfeitures on restricted stock and rights to receive shares of stock in the determination of periodic expense for unvested awards, rather than recording forfeitures only when they occur.  The gross cumulative effect was recorded in marketing, administration and research costs in the first quarter of 2006.

Under SFAS No. 123(R), tax shortfalls occur when actual tax deductible compensation expense is less than cumulative stock-based compensation expense recognized in the financial statements.  Tax shortfalls of $10 million were recognized for the six months ended June 30, 2006, and were recorded in additional paid-in capital.

Note 2.  Asset Impairment, Exit and Implementation Costs:

Restructuring Program:

In January 2004, the Company announced a three-year restructuring program with the objectives of leveraging the Company’s global scale, realigning and lowering its cost structure, and optimizing capacity utilization. In January 2006, the Company announced plans to expand its restructuring efforts through 2008.  The entire restructuring program is expected to result in $3.7 billion in pre-tax charges reflecting asset disposals, severance and implementation costs.  As part of this program, the Company anticipates the closure of up to 40 facilities and the elimination of approximately 14,000 positions.  Approximately $2.3 billion of the $3.7 billion in pre-tax charges are expected to require cash payments.  Pre-tax restructuring program charges during 2006 are expected to be approximately $1 billion, including $348 million incurred for the six months ended June 30, 2006.  Total pre-tax restructuring charges incurred since the inception of the program in January 2004 were $1.3 billion.

During the second quarter of 2006, the Company announced a seven-year, $1.7 billion agreement to receive information technology services from Electronic Data Systems (“EDS”).  The agreement, which includes data centers, web hosting, telecommunications and IT workplace services, began on June 1, 2006.  Pursuant to the agreement, approximately 670 employees, who provide certain IT support to the Company, were transitioned to EDS.  As a result, in the second quarter of 2006, the Company incurred pre-tax asset impairment and exit costs of $3 million and implementation costs of $11 million related to the transition.  These costs were included in the pre-tax restructuring program charges discussed above.

Kraft Foods Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Restructuring Costs:

During the six months and three months ended June 30, 2006, pre-tax charges under the restructuring program of $318 million and $226 million, respectively, were recorded as asset impairment and exit costs on the condensed consolidated statements of earnings.  During the six months and three months ended June 30, 2005, pre-tax charges under the restructuring program of $86 million and $29 million, respectively, were recorded as asset impairment and exit costs on the condensed consolidated statements of earnings.  The pre-tax charges for the six months ended June 30, 2006 resulted from the announcement of the closing of seven plants, for a total of 26 since January 2004, and the continuation of a number of workforce reduction programs.  Approximately $133 million of the pre-tax charges incurred during the first six months of 2006 will require cash payments.

Pre-tax restructuring liability activity for the six months ended June 30, 2006 was as follows:

		Asset
	Severance	Write-downs	Other	Total
	(in millions)
Liability balance, January 1, 2006	$114	$—	$1	$115
Charges	123	184	11	318
Cash spent	(97)		(6)	(103)
Charges against assets	(3)	(184)	(1)	(188)
Currency	3			3
Liability balance, June 30, 2006	$140	$—	$5	$145

Severance costs in the above schedule, which relate to the workforce reduction programs, include the cost of related benefits.  Specific programs announced since 2004, as part of the overall restructuring program, will result in the elimination of approximately 8,600 positions.  At June 30, 2006, approximately 7,200 of these positions have been eliminated.  Asset write-downs relate to the impairment of assets caused by the plant closings and related activity.  Other costs incurred relate primarily to contract termination costs associated with the plant closings and the termination of leasing agreements.

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

	For the Six Months Ended		For the Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in millions)

Net revenues	$—	$1	$—	$1
Cost of sales	11	26	5	11
Marketing, administration and research costs	19	18	12	14

Implementation Costs	$30	$45	$17	$26

Kraft Foods Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Asset Impairment Charges:

In July 2006, the Company completed the sale of its pet snacks brand and assets for $580 million and recorded additional taxes of approximately $60 million related to the sale.  This sale and the additional taxes were recorded in the third quarter of 2006.  The Company incurred a pre-tax asset impairment charge of $86 million in the first quarter of 2006 in recognition of this sale.  The charge, which included the write-off of a portion of the associated goodwill, and intangible and fixed assets, was recorded as asset impairment and exit costs on the condensed consolidated statement of earnings.

During the second quarter of 2005, the Company completed the sale of its fruit snacks assets for approximately $30 million.  The Company incurred a pre-tax asset impairment charge of $93 million in the first quarter of 2005 in recognition of the sale.  The charge, which included the write-off of all associated intangible assets, was recorded as asset impairment and exit costs on the condensed consolidated statement of earnings.

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

Total:

The pre-tax asset impairment, exit and implementation costs discussed above, for the six months and three months ended June 30, 2006 and 2005, were included in the operating companies income of the following segments:

	For the Six Months Ended June 30, 2006
	Restructuring Costs	Asset Impairment	Total Asset Impairment and Exit Costs	Implementation Costs	Total
	(in millions)

North America Beverages	$9	$—	$9	$4	$13
North America Cheese & Foodservice	66		66	1	67
North America Convenient Meals	52		52	4	56
North America Grocery	13		13	4	17
North America Snacks & Cereals	15	99	114	4	118
European Union	99		99	9	108
Developing Markets, Oceania & North Asia	64	11	75	4	79
Total	$318	$110	$428	$30	$458

Kraft Foods Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	For the Six Months Ended June 30, 2005
	Restructuring Costs	Asset Impairment	Total Asset Impairment and Exit Costs	Implementation Costs	Total
	(in millions)

North America Beverages	$4	$—	$4	$3	$7
North America Cheese & Foodservice	8		8	4	12
North America Convenient Meals	2		2	2	4
North America Grocery	11	93	104		104
North America Snacks & Cereals	4		4	23	27
European Union	47		47	10	57
Developing Markets, Oceania & North Asia	10		10	3	13
Total	$86	$93	$179	$45	$224

	For the Three Months Ended June 30, 2006
	Restructuring Costs	Asset Impairment	Total Asset Impairment and Exit Costs	Implementation Costs	Total
	(in millions)

North America Beverages	$7	$—	$7	$3	$10
North America Cheese & Foodservice	60		60	(3)	57
North America Convenient Meals	35		35	4	39
North America Grocery	8		8	3	11
North America Snacks & Cereals	10		10	3	13
European Union	81		81	6	87
Developing Markets, Oceania & North Asia	25		25	1	26
Total	$226	$—	$226	$17	$243

Kraft Foods Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	For the Three Months Ended June 30, 2005
	Restructuring Costs	Asset Impairment	Total Asset Impairment and Exit Costs	Implementation Costs	Total
	(in millions)

North America Beverages	$1	$—	$1	$2	$3
North America Cheese & Foodservice	1		1	1	2
North America Convenient Meals				1	1
North America Grocery	3		3		3
North America Snacks & Cereals				14	14
European Union	17		17	6	23
Developing Markets, Oceania & North Asia	7		7	2	9
Total	$29	$—	$29	$26	$55

Note 3.  Related Party Transactions:

At June 30, 2006, Altria Group, Inc. owned 88.1% of the Company’s outstanding shares of capital stock.  Altria Group, Inc.’s subsidiary, Altria Corporate Services, Inc., provides the Company with various services, including planning, legal, treasury, auditing, insurance, human resources, office of the secretary, corporate affairs, information technology, aviation and tax services.  Billings for these services, which were based on the cost to Altria Corporate Services, Inc. to provide such services and a 5% management fee based on wages and benefits, were $102 million and $126 million for the six months ended June 30, 2006 and 2005, respectively, and $50 million and $63 million for the three months ended June 30, 2006 and 2005, respectively.

At June 30, 2006, the Company had short-term amounts payable to Altria Group, Inc. of $485 million.  The amounts payable to Altria Group, Inc. generally include accrued dividends, taxes and service fees.  Interest on intercompany borrowings is based on the applicable London Interbank Offered Rate.

In the second quarter of 2006, the Company purchased certain real estate and certain personal property located in Wilkes Barre, Pennsylvania, from Altria Corporate Services, Inc., for an aggregate purchase price of $9.3 million.  In addition, during the second quarter of 2006, the Company assumed all of Altria Corporate Services, Inc.’s rights under a lease for certain real property located in San Antonio, Texas.  The Company also purchased certain personal property located in San Antonio, Texas from Altria Corporate Services, Inc., for an aggregate purchase price of $6.0 million.

Also, see Note 12. Income Taxes regarding the impact to the Company of the closure of an Internal Revenue Service review of Altria Group, Inc.’s consolidated federal income tax return recorded during the first quarter of 2006.

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

Summary results of operations for the sugar confectionery business were as follows:

	For the Six Months	For the Three Months
	Ended June 30, 2005	Ended June 30, 2005
	(in millions)

Net revenues	$228	$112

Earnings before income taxes	$41	$19
Provision for income taxes	(16)	(8)
Loss on sale of discontinued operations	(297)	(297)
Loss from discontinued operations, net of income taxes	$(272)	$(286)

The loss on sale of discontinued operations, above, for the six months and three months ended June 30, 2005, related largely to taxes on the transaction.

Other:

During the second quarter of 2006, the Company sold its industrial coconut assets.  During the first quarter of 2006, the Company sold certain Canadian assets and a small U.S. biscuit brand, and incurred pre-tax asset impairment charges of $176 million in the fourth quarter of 2005 in recognition of these sales.  During the second quarter of 2005, the Company sold its fruit snacks assets and incurred a pre-tax asset impairment charge of $93 million in the first quarter of 2005 in recognition of this sale.  During the first quarter of 2005, the Company sold its U.K. desserts assets, its U.S. yogurt assets and a minor trademark in Mexico.  The aggregate proceeds received from these sales during the first six months of 2006 and 2005 were $91 million and $221 million, respectively.  The Company recorded pre-tax losses from sales of businesses of $11 million during the first six months of 2006, and recorded pre-tax gains from sales of businesses of $115 million during the first six months of 2005.

In July 2006, the Company completed the sale of its pet snacks brand and assets for $580 million and recorded additional taxes of approximately $60 million related to the sale.  This sale and the additional taxes were recorded in the third quarter of 2006.  The Company incurred a pre-tax asset impairment charge of $86 million in the first quarter of 2006 in recognition of this sale.

The operating results of the other divestitures, discussed above, in the aggregate, were not material to the Company’s consolidated financial position, results of operations or cash flows in any of the periods presented.

Note 5. Stock Plans:

Under the Kraft 2005 Performance Incentive Plan (the “2005 Plan”), the Company may grant to eligible employees awards of stock options, stock appreciation rights, restricted stock, restricted and deferred stock units, and other awards based on the Company’s Class A common stock, as well as performance-based annual and long-term incentive awards.  A maximum of 150 million shares of the Company’s Class A common stock may be issued under the 2005 Plan, of which no more than 45 million shares may be awarded as restricted stock.  In addition, under the Kraft 2006 Stock Compensation Plan for Non-Employee Directors (the “2006 Directors Plan”), the Company may grant up to 500,000 shares of Class A common stock to members of the Board of Directors who are not full-time employees of the Company or Altria Group, Inc., or their subsidiaries, over a five-year period.  Shares available to be granted under the 2005 Plan and the 2006 Directors Plan at June 30, 2006, were 143,326,485 and 481,555, respectively.  Restricted shares available for grant under the 2005 Plan at June 30, 2006, were 38,326,485.

Kraft Foods Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Generally, stock options are granted at an exercise price equal to the fair value of the underlying stock on the date of the grant, become exercisable on the first anniversary of the grant date and have a maximum term of ten years.  However, the Company has not granted stock options to its employees since 2002.  Restricted stock generally vests on the third anniversary of the grant date.

Stock Option Plan

Stock option activity was as follows for the six months ended June 30, 2006:

			Average
		Weighted	Remaining	Aggregate
	Shares Subject	Average	Contractual	Intrinsic
	to Option	Exercise Price	Term	Value

Balance at January 1, 2006	15,145,840	$31.00
Options exercised	(133,750)	31.00
Options cancelled	(324,910)	31.00
Balance at June 30, 2006	14,687,180	31.00	5 years	$—
Exercisable at June 30, 2006	14,687,180	31.00	5	—

The total intrinsic value of options exercised was $0.1 million and $0.6 million during the six months ended June 30, 2006 and 2005, respectively, and $0.1 million and $0.2 million, during the three months ended June 30, 2006 and 2005, respectively.

Prior to the initial public offering (“IPO”), certain employees of the Company participated in Altria Group, Inc.’s stock compensation plans.  Altria Group, Inc. does not intend to issue additional Altria Group, Inc. stock compensation to the Company’s employees, except for reloads of previously issued options.

Pre-tax compensation cost and the related tax benefit for Altria stock option awards for reloads totaled $2.0 million and $0.7 million, respectively, for the six months ended June 30, 2006 and $0.6 million and $0.2 million, respectively, for the three months ended June 30, 2006.  The fair value of the awards was determined using a modified Black-Scholes methodology using the following assumptions for Altria Group, Inc. common stock:

		Weighted
		Average			Expected	Fair Value
	Risk-Free	Expected		Expected	Dividend	at Grant
	Interest Rate	Life		Volatility	Yield	Date

2006 Altria Group, Inc.	4.88%	4	years	26.54%	4.44%	$12.56
2005 Altria Group, Inc.	3.73	4		33.79	4.43	13.98

Kraft Foods Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company’s employees held options to purchase the following number of shares of Altria Group, Inc. stock at June 30, 2006:

			Average
		Weighted	Remaining	Aggregate
	Shares Subject	Average	Contractual	Intrinsic
	to Option	Exercise Price	Term	Value

Balance at June 30, 2006	18,313,200	$40.25	3 years	$608	million
Exercisable at June 30, 2006	18,205,817	40.06	3	608

Restricted Stock Plans

The Company may grant shares of restricted stock and rights to receive shares of stock to eligible employees, giving them in most instances all of the rights of stockholders, except that they may not sell, assign, pledge or otherwise encumber such shares and rights.  Such shares and rights are subject to forfeiture if certain employment conditions are not met.

The fair value of the restricted shares and rights at the date of grant is amortized to expense ratably over the restriction period.  The Company recorded pre-tax compensation expense related to restricted stock and rights of $61 million (including the pre-tax cumulative effect gain of $9 million from the adoption of SFAS No. 123(R)) and $76 million for the six months ended June 30, 2006 and 2005, respectively, and $38 million for the three months ended June 30, 2006 and 2005.  The deferred tax benefit recorded related to this compensation expense was $22 million and $28 million for the six months ended June 30, 2006 and 2005, respectively, and $14 million, for the three months ended June 30, 2006 and 2005. The unamortized compensation expense related to the Company’s restricted stock and rights was $292 million at June 30, 2006 and is expected to be recognized over a weighted average period of two years.

The Company’s restricted stock and rights activity was as follows for the six months ended June 30, 2006:

		Weighted-Average
	Number of	Grant Date Fair Value
	Shares	Per Share

Balance at January 1, 2006	15,085,116	$33.80
Granted	6,776,035	29.12
Vested	(4,007,117)	36.50
Forfeited	(1,400,728)	32.62
Balance at June 30, 2006	16,453,306	31.32

The weighted–average grant date fair value of restricted stock and rights granted during the six months ended June 30, 2006 and 2005 was $197 million and $196 million, respectively, or $29.12 and $33.31 per restricted share or right, respectively.  The total fair value of restricted stock and rights vested during the six months ended June 30, 2006 and 2005 was $117 million and $1 million, respectively.

Kraft Foods Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6.  Earnings Per Share:

Basic and diluted EPS from continuing and discontinued operations were calculated using the following:

	For the Six Months Ended
	June 30,
	2006	2005
	(in millions)
Earnings from continuing operations	$1,688	$1,457
Loss from discontinued operations		(272)
Net earnings	$1,688	$1,185

Weighted average shares for basic EPS	1,652	1,694

Plus incremental shares from assumed conversions of stock options, restricted stock and stock rights	9	7

Weighted average shares for diluted EPS	1,661	1,701

	For the Three Months Ended
	June 30,
	2006	2005
	(in millions)
Earnings from continuing operations	$682	$758
Loss from discontinued operations		(286)
Net earnings	$682	$472

Weighted average shares for basic EPS	1,647	1,691

Plus incremental shares from assumed conversions of stock options, restricted stock and stock rights	9	7

Weighted average shares for diluted EPS	1,656	1,698

For the three months ended June 30, 2006 and 2005, the number of stock options excluded from the calculation of weighted average shares for diluted EPS because their effects were antidilutive (i.e. the cash that would be received upon exercise is greater than the average market price of the stock during the period) was immaterial.

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

Third-Party Guarantees:  At June 30, 2006, the Company’s third-party guarantees, which are primarily derived from acquisition and divestiture activities, approximated $24 million.  Substantially all of these guarantees expire through 2013, with $12 million expiring through June 30, 2007.  The Company is required to perform under these guarantees in the event that a third party fails to make contractual payments or achieve performance measures.  The Company has a liability of $16 million on its condensed consolidated balance sheet at June 30, 2006, relating to these guarantees.

Kraft Foods Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8.  Goodwill and Other Intangible Assets, Net:

Goodwill by reportable segment was as follows:

	June 30, 2006	December 31, 2005
	(in millions)

North America Beverages	$1,372	$1,372
North America Cheese & Foodservice	4,227	4,216
North America Convenient Meals	2,167	2,167
North America Grocery	3,058	3,058
North America Snacks & Cereals	8,965	8,990
European Union	4,178	3,858
Developing Markets, Oceania & North Asia	1,018	987
Total goodwill	$24,985	$24,648

Intangible assets were as follows:

	June 30, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)

Non-amortizable intangible assets	$10,399		$10,482
Amortizable intangible assets	94	$65	95	$61
Total intangible assets	$10,493	$65	$10,577	$61

Non-amortizable intangible assets consist substantially of brand names purchased through the Nabisco acquisition.  Amortizable intangible assets consist primarily of certain trademark licenses and non-compete agreements.  Amortization expense for intangible assets was $5 million for the six months ended June 30, 2006 and 2005, and $3 million and $2 million for the three months ended June 30, 2006 and 2005, respectively.  Amortization expense for each of the next five years is currently estimated to be approximately $10 million or less.

Kraft Foods Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The movement in goodwill and gross carrying amount of intangible assets from December 31, 2005, is as follows:

		Intangible
	Goodwill	Assets
	(in millions)

Balance at December 31, 2005	$24,648	$10,577
Changes due to:
Currency	348	(3)
Asset impairment	(25)	(79)
Other	14	(2)
Balance at June 30, 2006	$24,985	$10,493

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

Kraft Foods Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Segment data were as follows:

	For the Six Months Ended
	June 30,
	2006	2005
	(in millions)
Net revenues:
North America Beverages	$1,614	$1,543
North America Cheese & Foodservice	2,964	2,977
North America Convenient Meals	2,444	2,286
North America Grocery	1,422	1,549
North America Snacks & Cereals	3,144	2,949
European Union	3,006	3,203
Developing Markets, Oceania & North Asia	2,148	1,886
Net revenues	$16,742	$16,393

Earnings from continuing operations before income taxes and minority interest:
Operating companies income:
North America Beverages	$262	$288
North America Cheese & Foodservice	382	450
North America Convenient Meals	385	382
North America Grocery	498	411
North America Snacks & Cereals	411	437
European Union	215	387
Developing Markets, Oceania & North Asia	133	153
Amortization of intangibles	(5)	(5)
General corporate expenses	(86)	(96)
Operating income	2,195	2,407
Interest and other debt expense, net	(243)	(350)
Earnings from continuing operations before income taxes and minority interest	$1,952	$2,057

	For the Three Months Ended
	June 30,
	2006	2005
	(in millions)
Net revenues:
North America Beverages	$819	$771
North America Cheese & Foodservice	1,495	1,487
North America Convenient Meals	1,230	1,146
North America Grocery	790	830
North America Snacks & Cereals	1,611	1,517
European Union	1,539	1,589
Developing Markets, Oceania & North Asia	1,135	994
Net revenues	$8,619	$8,334

Kraft Foods Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	For the Three Months Ended
	June 30,
	2006	2005
	(in millions)

Earnings from continuing operations before income taxes and minority interest:
Operating companies income:
North America Beverages	$115	$126
North America Cheese & Foodservice	179	231
North America Convenient Meals	185	184
North America Grocery	294	279
North America Snacks & Cereals	269	238
European Union	86	142
Developing Markets, Oceania & North Asia	98	105
Amortization of intangibles	(3)	(2)
General corporate expenses	(46)	(53)
Operating income	1,177	1,250
Interest and other debt expense, net	(147)	(174)
Earnings from continuing operations before income taxes and minority interest	$1,030	$1,076

As discussed in Note 2. Asset Impairment, Exit and Implementation Costs, the Company recorded asset impairment, exit and implementation costs of $458 million and $243 million, respectively, during the six months and three months ended June 30, 2006, and $224 million and $55 million, respectively, during the six months and three months ended June 30, 2005.  See Note 2 for a breakdown of these pre-tax charges by segment.

During the second quarter of 2006, the Company sold its industrial coconut assets and recorded a pre-tax loss of $8 million.  This loss is included in the operating companies income of the North America Cheese & Foodservice segment.  During the first quarter of 2006, the Company sold certain Canadian assets and recorded a pre-tax loss of $1 million.  This loss is included in the operating companies income of the North America Grocery segment.  In addition, during the first quarter of 2006, the Company sold a small U.S. biscuit brand, resulting in a pre-tax loss of $2 million.  This loss is included in the operating companies income of the North America Snacks & Cereals segment.

During the second quarter of 2005, the Company sold its fruit snacks assets and recorded a pre-tax loss of $2 million.  This loss is included in the operating companies income of the North America Grocery segment.  Also in the second quarter of 2005, the Company recorded a pre-tax gain of $1 million from the sale of its U.S. yogurt assets.  This gain is included in the operating companies income of the North America Cheese & Foodservice segment.  During the first quarter of 2005, the Company sold its U.K. desserts assets and recorded a pre-tax gain of $115 million.  This gain is included in the operating companies income of the European Union segment.  In addition, the Company sold a minor trademark in Mexico, resulting in a pre-tax gain of $1 million.  This gain is included in the operating companies income of the Developing Markets, Oceania & North Asia segment.

Kraft Foods Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Net revenues by consumer sector, which include the separation of Foodservice into sector components, were as follows (in millions):

	For the Six Months Ended			For the Six Months Ended
	June 30, 2006			June 30, 2005
	Kraft North America Commercial	Kraft International Commercial	Total	Kraft North America Commercial	Kraft International Commercial	Total
Consumer Sector:
Snacks	$2,622	$1,994	$4,616	$2,502	$1,883	$4,385
Beverages	1,744	1,868	3,612	1,671	1,829	3,500
Cheese & Dairy	2,343	744	3,087	2,341	765	3,106
Grocery	2,295	369	2,664	2,345	420	2,765
Convenient Meals	2,584	179	2,763	2,445	192	2,637
Net revenues	$11,588	$5,154	$16,742	$11,304	$5,089	$16,393

	For the Three Months Ended			For the Three Months Ended
	June 30, 2006			June 30, 2005
	Kraft North America Commercial	Kraft International Commercial	Total	Kraft North America Commercial	Kraft International Commercial	Total
Consumer Sector:
Snacks	$1,358	$986	$2,344	$1,295	$886	$2,181
Beverages	890	994	1,884	840	964	1,804
Cheese & Dairy	1,171	386	1,557	1,147	396	1,543
Grocery	1,222	204	1,426	1,240	227	1,467
Convenient Meals	1,304	104	1,408	1,229	110	1,339
Net revenues	$5,945	$2,674	$8,619	$5,751	$2,583	$8,334

Note 10.  Financial Instruments:

During the six months and three months ended June 30, 2006 and 2005, ineffectiveness related to cash flow hedges was not material.  At June 30, 2006, the Company was hedging forecasted transactions for periods not exceeding the next eighteen months and expects substantially all amounts reported in accumulated other comprehensive earnings (losses) to be reclassified to the consolidated statement of earnings within the next twelve months.

Kraft Foods Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Hedging activities affected accumulated other comprehensive earnings (losses), net of income taxes, as follows:

	For the Six Months Ended		For the Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in millions)

(Loss) gain at beginning of period	$(4)	$6	$—	$27

Derivative losses (gains) transferred to earnings	10	(12)	1	(15)

Change in fair value	(9)	20	(4)	2

(Loss) gain as of June 30	$(3)	$14	$(3)	$14

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

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following for the six months and three months ended June 30, 2006 and 2005:

	U.S. Plans		Non-U.S. Plans
	For the Six Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in millions)

Service cost	$85	$82	$46	$41
Interest cost	177	173	83	86
Expected return on plan assets	(252)	(254)	(99)	(97)
Amortization:
Unrecognized net loss from experience differences	99	83	34	24
Prior service cost	3	2	4	4
Other expense	11	4
Net periodic pension cost	$112	$97	$68	$62

Kraft Foods Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended		For the Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in millions)

Service cost	$41	$40	$23	$21
Interest cost	88	85	42	43
Expected return on plan assets	(127)	(128)	(50)	(49)
Amortization:
Unrecognized net loss from experience differences	51	42	17	12
Prior service cost	2	1	2	2
Other expense				3
Net periodic pension cost	$55	$40	$34	$32

Other expense, above, is due primarily to additional pension benefits related to workforce reduction programs under the Company’s restructuring program and is included as part of asset impairment and exit costs.

Employer Contributions

The Company presently makes, and plans to make, contributions, to the extent that they are tax deductible and do not generate an excise tax liability, in order to maintain plan assets in excess of the accumulated benefit obligation of its funded U.S. and non-U.S. plans.  During the six months ended June 30, 2006, approximately $135 million and approximately $50 million of employer contributions were made to U.S. plans and non-U.S. plans, respectively.  Currently, the Company anticipates making additional contributions of approximately $15 million during the remainder of 2006 to its U.S. plans and approximately $60 million during the remainder of 2006 to its non-U.S. plans, based on current tax law.  However, these estimates are subject to change as a result of many factors, including changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or significant changes in interest rates.  During the six months ended June 30, 2005, approximately $200 million and approximately $50 million of employer contributions were made to U.S. plans and non-U.S. plans, respectively.

Postretirement Benefit Plans

Net postretirement health care costs consisted of the following for the six months and three months ended June 30, 2006 and 2005:

	For the Six Months Ended		For the Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in millions)

Service cost	$25	$24	$12	$12
Interest cost	87	85	42	42
Amortization:
Unrecognized net loss from experience differences	41	29	16	15
Unrecognized prior service cost	(13)	(12)	(7)	(6)
Net postretirement health care costs	$140	$126	$63	$63

Kraft Foods Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 12.  Income Taxes:

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” The U.S. accounts of the Company are included in the consolidated federal income tax return of Altria Group, Inc.  Income taxes are generally computed on a separate company basis.  To the extent that foreign tax credits, capital losses and other credits generated by the Company, which cannot currently be utilized on a separate company basis, are utilized in Altria Group, Inc.’s consolidated federal income tax return, the benefit is recognized in the calculation of the Company’s provision for income taxes.  The Company makes payments to, or is reimbursed by, Altria Group, Inc. for the tax effects resulting from its inclusion in Altria Group, Inc.’s consolidated federal income tax return, including current taxes payable and net changes in tax provisions.  Significant judgment is required in determining income tax provisions and in evaluating tax positions.  The Company establishes additional provisions for income taxes when, despite the belief that existing tax positions are fully supportable, there remain certain positions that are likely to be challenged and that may not be sustained on review by tax authorities.  The Company evaluates and potentially adjusts these provisions in light of changing facts and circumstances.  The consolidated tax provision includes the impact of changes to accruals deemed necessary.  Upon the closure of current and future tax audits in various jurisdictions, significant income tax accrual reversals could continue to occur, which could trigger cash reimbursements from Altria Group, Inc.

The Company is regularly audited by federal, state and foreign tax authorities, and these audits are at various stages at any given time.  Any tax contingency reserves in excess of additional assessed liabilities will be reversed at the time the audits close.

In the first quarter of 2006, the United States Internal Revenue Service concluded its examination of Altria Group, Inc.’s consolidated tax returns for the years 1996 through 1999 and issued a final Revenue Agents Report on March 15, 2006.   Consequently, Altria Group, Inc. reimbursed the Company in cash for unrequired federal tax reserves of $337 million and pre-tax interest of $46 million ($29 million after-tax).  The Company also recognized net state tax reversals of $39 million, resulting in a total net earnings benefit of $405 million or $0.24 per diluted share, for the six months ended June 30, 2006.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for the Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” which will become effective for the Company on January 1, 2007.  The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return.  The Company and Altria Group, Inc. are presently evaluating the impact of FASB Interpretation No. 48 and currently believe that its adoption will result in an increase to shareholders’ equity on January 1, 2007, which might be significant.

Note 13.  Subsequent Events:

United Biscuits Agreement

In July 2006, the Company announced an agreement with United Biscuits (“UB”) to acquire the Spanish and Portuguese operations of UB, and rights to all Nabisco trademarks in the European Union, Eastern Europe, the Middle East and Africa, which UB has held since 2000, for a total cost of approximately $1.07 billion.

The Spanish and Portuguese operations of UB include its biscuits, dry desserts, canned meats, tomato and fruit juice businesses as well as seven UB manufacturing facilities and 1,300 employees.  Together, these businesses generated net revenues of approximately $400 million in 2005.

The acquisition will be financed by the Company’s assumption of approximately $548 million of debt issued by the acquired business immediately prior to the acquisition, as well as $522 million of value for the redemption of the Company’s outstanding investment in UB, primarily deep-discount securities.  The redemption of the Company’s interest in UB is expected to result in a gain on closing of approximately $0.13 per diluted share, subject to currency movements and the finalization of income tax effects.

The transaction is expected to close in the third quarter of 2006, pending regulatory approval.

Kraft Foods Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Rice Sale

On July 27, 2006, the Company announced that it had agreed to sell its rice brand and assets for approximately $280 million.  The transaction, which is subject to regulatory review, is expected to result in an after-tax gain of approximately $160 million.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of the Company

Kraft Foods Inc. (“Kraft”), together with its subsidiaries (collectively referred to as the “Company”), manufactures and markets packaged food products, consisting principally of beverages, cheese, snacks, convenient meals and various packaged grocery products.  Kraft manages and reports operating results through two units, Kraft North America Commercial and Kraft International Commercial.  Reportable segments for Kraft North America Commercial are organized and managed principally by product category.  Kraft International Commercial’s operations are organized and managed by geographic location.  At June 30, 2006, Altria Group, Inc. held 98.4% of the combined voting power of Kraft’s outstanding capital stock and owned 88.1% of the outstanding shares of Kraft’s capital stock.

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

On June 26, 2006, it was announced that Irene B. Rosenfeld became Chief Executive Officer of the Company.

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

Consolidated Operating Results for the Six Months ended June 30, 2006 - The changes in the Company’s earnings and diluted earnings per share (“EPS”) from continuing operations for the six months ended June 30, 2006 from the six months ended June 30, 2005 were due primarily to the following (in millions, except per share data):

	Earnings from Continuing	Diluted EPS from Continuing
	Operations	Operations
For the six months ended June 30, 2005	$1,457	$0.86

2006 Asset impairment, exit and implementation costs - restructuring	(236)	(0.14)
2005 Asset impairment, exit and implementation costs - restructuring	89	0.05
2006 Asset impairments – non-restructuring	(78)	(0.05)
2005 Asset impairments – non-restructuring	60	0.04
2005 Gains on sales of businesses	(67)	(0.04)
Change in tax rate	(71)	(0.04)
Favorable resolution of the Altria Group, Inc. 1996-1999 IRS Tax Audit	405	0.24
Shares outstanding		0.02
Operations	129	0.08

For the six months ended June 30, 2006	$1,688	$1.02

See discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

The unfavorable net impact of asset impairment, exit and implementation costs on earnings and diluted EPS from continuing operations is due primarily to the following:

Restructuring Program - The Company announced a three-year restructuring program in January 2004.  In January 2006, the Company announced plans to expand its restructuring efforts through 2008.  During the six months ended June 30, 2006 and 2005, the Company recorded pre-tax charges of $348 million ($236 million after-tax) and $131 million ($89 million after-tax), respectively, for the restructuring plan, including pre-tax implementation costs of $30 million and $45 million, respectively.

Asset Impairment Charges – The Company incurred a pre-tax asset impairment charge of $86 million ($63 million after-tax) in the first quarter of 2006 in recognition of the sale of its pet snacks brand and assets, which was completed in the third quarter of 2006.  The charge, which includes the write-off of a portion of the associated goodwill, and intangible and fixed assets, was recorded as asset impairment and exit costs on the condensed consolidated statement of earnings.

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

During the second quarter of 2005, the Company sold its fruit snacks assets for approximately $30 million.  The Company incurred a pre-tax asset impairment charge of $93 million ($60 million after-tax) in the first quarter of 2005 in recognition of the sale.  The charge, which includes the write-off of all associated intangible assets, was recorded as asset impairment and exit costs on the condensed consolidated statement of earnings.

For further details on the restructuring program or asset impairment and implementation costs, see Note 2 to the Condensed Consolidated Financial Statements and the Business Environment section of the following Discussion and Analysis.

Gains on Sales of Businesses – The unfavorable impact on earnings and diluted EPS from continuing operations is due primarily to the gain on the sale of the U.K. desserts assets in the first quarter of 2005.

Income Tax Benefit - The 2006 tax benefit reflects a reimbursement from Altria Group, Inc. in cash for unrequired federal tax reserves of $337 million and pre-tax interest of $46 million ($29 million after-tax), as well as net state tax reversals of $39 million, due to the conclusion of an audit of Altria Group, Inc.’s consolidated federal income tax returns for the years 1996 through 1999.  Income taxes also include a benefit of $48 million in 2006 and $56 million in 2005 from the resolution of outstanding items in the Company’s international operations, and $24 million in 2005 from the settlement of an outstanding U.S. tax claim.  The 2005 income tax rate also includes benefits from the dividend repatriation provision of the American Jobs Creation Act.

Operations - The $129 million increase in results from operations was due primarily to the following:

•                  Higher income in North America Snacks & Cereals, reflecting higher volume/mix, higher pricing and lower marketing costs, partially offset by higher commodity costs and increased promotional spending.

•                  Higher income in North America Convenient Meals, reflecting higher pricing, lower commodity costs and higher volume/mix.

•                  Higher income in Developing Markets, Oceania & North Asia, reflecting favorable volume/mix and higher pricing, partially offset by increased marketing spending.

•                  Higher income in the European Union, reflecting lower general and administrative costs and favorable volume/mix.

•                  Lower interest and other debt expense, reflecting lower debt levels and the redemption of higher coupon Nabisco bonds, partially offset by higher short-term interest rates.

Partially offset by:

•                  Lower income in North America Beverages, reflecting higher commodity and fixed manufacturing costs, partially offset by favorable volume/mix and higher pricing.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

Consolidated Operating Results for the Three Months ended June 30, 2006 - The changes in the Company’s earnings and diluted earnings per share (“EPS”) from continuing operations for the three months ended June 30, 2006 from the three months ended June 30, 2005 were due primarily to the following (in millions, except per share data):

	Earnings from Continuing	Diluted EPS from Continuing
	Operations	Operations
For the three months ended June 30, 2005	$758	$0.45

2006 Asset impairment, exit and implementation costs - restructuring	(162)	(0.10)
2005 Asset impairment, exit and implementation costs - restructuring	37	0.02
Change in tax rate	(44)	(0.03)
Shares outstanding		0.01
Operations	93	0.06

For the three months ended June 30, 2006	$682	$0.41

See discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

The unfavorable net impact of asset impairment, exit and implementation costs on earnings and diluted EPS from continuing operations is due primarily to the following:

Restructuring Program - During the three months ended June 30, 2006 and 2005, the Company recorded pre-tax charges of $243 million ($162 million after-tax) and $55 million ($37 million after-tax), respectively, for the restructuring plan, including pre-tax implementation costs of $17 million and $26 million, respectively.

For further details on the restructuring program or asset impairment and implementation costs, see Note 2 to the Condensed Consolidated Financial Statements and the Business Environment section of the following Discussion and Analysis.

Higher Income Tax Rate – The Company’s income tax rate increased by 4.3 percentage points to 33.7%, due primarily to the settlement of an outstanding U.S. tax claim of $24 million in 2005 and benefits in 2005 from the dividend repatriation provision of the American Jobs Creation Act.

Operations - The $93 million increase in results from operations was due primarily to the following:

•                  Higher income in North America Convenient Meals, reflecting higher pricing, lower commodity costs and higher volume/mix.

•                  Higher income in North America Snacks & Cereals, reflecting higher volume/mix, lower marketing costs and higher pricing, partially offset by higher commodity costs and increased promotional spending.

•                  Higher income in European Union, reflecting higher pricing and higher volume/mix, partially offset by increased promotional spending.

•                  Higher income in North America Grocery, reflecting favorable volume/mix and higher pricing, partially offset by higher commodity costs.

•                  Higher income in North America Cheese & Foodservice, reflecting favorable volume/mix and lower commodity costs, partially offset by higher marketing costs and increased promotional spending, net of higher pricing.

•                  Lower interest and other debt expense, reflecting lower debt levels and the redemption of higher coupon Nabisco bonds, partially offset by higher short-term interest rates.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

2006 Forecasted Results – In July 2006, the Company increased its full-year diluted EPS guidance for 2006 to  $1.78 to $1.83, or by $0.23 per diluted share, to reflect an anticipated third quarter $0.13 one-time gain related to Kraft’s redemption of its interest in United Biscuits, subject to currency movements and the finalization of income tax effects, and $0.10 in lower asset impairment, exit and implementation costs.

Guidance now includes $0.40 per diluted share of charges attributable to the Company’s restructuring program and other impairment charges (versus $0.50 previously) and a loss of $0.07 per diluted share for divestiture of the pet snacks business, partially offset by the anticipated $0.13 per diluted share one-time gain on the redemption of the Company’s interest in United Biscuits, subject to currency movements and the finalization of income tax effects, and $0.24 per diluted share for the favorable resolution of the Altria Group, Inc. 1996-1999 IRS Tax Audit.

On July 27, 2006, the Company announced that it had agreed to sell its rice brand and assets for approximately $280 million.  The transaction, which is subject to regulatory review, is expected to result in an after-tax gain of approximately $160 million ($0.10 per diluted share).  The gain has not been included in the guidance amounts above since the sale is subject to regulatory review, the timing of which cannot currently be estimated.

The Company expects charges attributable to the restructuring program and other impairment charges to total approximately $1 billion in 2006 (versus the $1.3 billion estimated previously) due to the timing of program announcements.  There is no change to the full program.  In addition, there is no change to the Company’s expectation that cumulative savings will reach approximately $560 million by the end of 2006.

The Company currently forecasts its 2006 effective income tax rate to average 33%, excluding charges for asset impairment, exit and implementation costs; and the impacts of the IRS tax audit resolution.  The factors described in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and the “Business Environment” section below represent continuing risks to these forecasts.

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

•                  changing consumer preferences, including diet and health/wellness trends;

•                  competitors with different profit objectives and less susceptibility to currency exchange rates; and

•                  concerns and/or regulations regarding food safety, quality and health, including genetically modified organisms, trans-fatty acids and obesity.  Increased government regulation of the food industry could result in increased costs to the Company.

In the ordinary course of business, the Company is subject to many influences that can impact the timing of sales to customers, including the timing of holidays and other annual or special events, seasonality of certain products, significant weather conditions, timing of Company or customer incentive programs and pricing actions, customer inventory programs, Company initiatives to improve supply chain efficiency, financial condition of customers and general economic conditions.  For instance, changes in the timing of the Easter holiday will often affect first and second quarter comparisons with the prior year.

Fluctuations in commodity costs can lead to retail price volatility and intense price competition, and can influence consumer and trade buying patterns.  During the first six months of 2006, the Company’s commodity costs on average have been higher than those incurred during the first six months of 2005 (most notably higher coffee, energy and packaging costs, partially offset by lower cheese and meat costs), and have adversely affected earnings.  For the first six months of 2006, the Company’s commodity costs were approximately $170 million higher than the first six months of 2005.

Restructuring

In January 2004, the Company announced a three-year restructuring program (which is discussed further in Note 2. Asset Impairment, Exit and Implementation Costs) with the objectives of leveraging the Company’s global scale, realigning and lowering its cost structure, and optimizing capacity utilization. In January 2006, the Company announced plans to expand its restructuring efforts through 2008.  The entire restructuring program is expected to result in $3.7 billion in pre-tax charges, the closure of up to 40 facilities, the elimination of approximately 14,000 positions and annualized cost savings at the completion of the program of approximately $1.15 billion.  Approximately $2.3 billion of the $3.7 billion in pre-tax charges are expected to require cash payments.  Pre-tax restructuring program charges during 2006 are expected to be approximately $1 billion.  Total pre-tax restructuring program charges incurred were $348 million and $131 million in the six months ended June 30, 2006 and 2005, respectively, and $243 million and $55 million in the three months ended June 30, 2006 and 2005, respectively.  Total pre-tax restructuring charges for the program incurred from January 2004 through June 30, 2006 were $1.3 billion and specific programs announced will result in the elimination of approximately 8,600 positions.  Approximately 60% of the pre-tax charges to date are expected to require cash payments.  In July 2006, the Company announced that full-year 2006 charges attributable to the restructuring program and other impairment charges is estimated to be approximately $1 billion, down from the previous estimate of $1.3 billion due to the timing of program announcements.  There is no change to the full program.  In addition, there is no change to the Company’s expectation that cumulative savings will reach approximately $560 million by the end of 2006.

In addition, the Company expects to incur approximately $575 million in capital expenditures to implement the restructuring program.  From January 2004 through June 30, 2006, the Company spent approximately $166 million in capital, including $22 million spent in the first six months of 2006, to implement the restructuring program.  Cumulative annualized cost savings as a result of the restructuring program were approximately $260 million through 2005, and are anticipated to reach approximately $560 million by the end of 2006, all of which are expected to be used in support of brand-building initiatives.  Through June 30, 2006, cumulative annualized cost savings for the program to date totaled approximately $385 million.

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

In July 2006, the Company announced an agreement with United Biscuits (“UB”) to acquire the Spanish and Portuguese operations of UB and rights to all Nabisco trademarks in the European Union, Eastern Europe, the Middle East and Africa, which UB has held since 2000, for a total cost of approximately $1.07 billion.  The Spanish and Portuguese operations of UB include its biscuits, dry desserts, canned meats, tomato and fruit juice businesses as well as seven UB manufacturing facilities and 1,300 employees.  Together, these businesses generated net revenues of approximately $400 million in 2005.  The acquisition will be financed by the Company’s assumption of approximately $548 million of debt issued by the acquired business immediately prior to the acquisition, as well as $522 million of value for the redemption of the Company’s outstanding investment in UB, primarily deep-discount securities.  The redemption of the Company’s interest in UB is expected to result in a gain on closing of approximately $0.13 per diluted share, subject to currency movements and the finalization of income tax effects.  The transaction is expected to close in the third quarter of 2006, pending regulatory approval.

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

During the second quarter of 2006, the Company sold its industrial coconut assets.  During the first quarter of 2006, the Company sold certain Canadian assets and a small U.S. biscuit brand and incurred pre-tax asset impairment charges of $176 million in the fourth quarter of 2005 in recognition of these sales.  During the second quarter of 2005, the Company sold its fruit snacks assets, and incurred a pre-tax asset impairment charge of $93 million in the first quarter of 2005 in recognition of this sale.  During the first quarter of 2005, the Company sold its U.K. desserts assets, its U.S. yogurt assets and a minor trademark in Mexico.  The aggregate proceeds received from these sales during the first six months of 2006 and 2005 were $91 million and $221 million, respectively, on which pre-tax losses of $11 million and pre-tax gains of $115 million, respectively, were recorded.

In July 2006, the Company completed the sale of its pet snacks brand and assets for $580 million and recorded additional taxes of approximately $60 million related to the sale.  This sale and the additional taxes were recorded in the third quarter of 2006.  In the first quarter of 2006, the Company incurred a pre-tax asset impairment charge of $86 million in recognition of this sale.

The operating results of the businesses sold, excluding the sugar confectionery business, in the aggregate, were not material to the Company’s consolidated financial position, results of operations or cash flows in any of the periods presented.

Consolidated Operating Results

	For the Six Months Ended June 30,
	2006	2005
	(in millions, except per share data)

Volume (in pounds)	9,179	9,467

Net revenues	$16,742	$16,393

Operating income:
Operating companies income:
North America Beverages	$262	$288
North America Cheese & Foodservice	382	450
North America Convenient Meals	385	382
North America Grocery	498	411
North America Snacks & Cereals	411	437
European Union	215	387
Developing Markets, Oceania & North Asia	133	153
Amortization of intangibles	(5)	(5)
General corporate expenses	(86)	(96)
Operating income	$2,195	$2,407

Net earnings:
Earnings from continuing operations	$1,688	$1,457
Loss from discontinued operations, net of income taxes		(272)
Net earnings	$1,688	$1,185

Weighted average shares for diluted earnings per share	1,661	1,701

Diluted earnings per share:
Continuing operations	$1.02	$0.86
Discontinued operations		(0.16)
Net earnings	$1.02	$0.70

Consolidated Operating Results

	For the Three Months Ended June 30,
	2006	2005
	(in millions, except per share data)

Volume (in pounds)	4,837	4,921

Net revenues	$8,619	$8,334

Operating income:
Operating companies income:
North America Beverages	$115	$126
North America Cheese & Foodservice	179	231
North America Convenient Meals	185	184
North America Grocery	294	279
North America Snacks & Cereals	269	238
European Union	86	142
Developing Markets, Oceania & North Asia	98	105
Amortization of intangibles	(3)	(2)
General corporate expenses	(46)	(53)
Operating income	$1,177	$1,250

Net earnings:
Earnings from continuing operations	$682	$758
Loss from discontinued operations, net of income taxes		(286)
Net earnings	$682	$472

Weighted average shares for diluted earnings per share	1,656	1,698

Diluted earnings per share:
Continuing operations	$0.41	$0.45
Discontinued operations		(0.17)
Net earnings	$0.41	$0.28

The following events occurred during the first six months and second quarter of 2006 and 2005 that affected the comparability of statement of earnings amounts:

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

•                        Asset impairment, exit and implementation costs — As discussed in Note 2 to the condensed consolidated financial statements, during the six months and three months ended June 30, 2006, the Company recorded $428 million and $226 million, respectively, of pre-tax asset impairment and exit costs on its condensed consolidated statements of earnings.  During the six months and three months ended June 30, 2005, the Company recorded $179 million and $29 million, respectively, of pre-tax asset impairment and exit costs on its condensed consolidated statements of earnings.  Additionally, during the six months and three months ended June 30, 2006, the Company recorded pre-tax implementation costs of $30 million and $17 million, respectively.  During the six months and three months ended June 30, 2005, the Company recorded pre-tax implementation costs of $45 million and $26 million, respectively.  The pre-tax asset impairment, exit and implementation costs were included in the operating companies income of the following segments:

	For the Six Months Ended June 30, 2006
	Restructuring Costs	Asset Impairment	Total Asset Impairment and Exit Costs	Implementation Costs	Total
	(in millions)

North America Beverages	$9	$—	$9	$4	$13
North America Cheese & Foodservice	66		66	1	67
North America Convenient Meals	52		52	4	56
North America Grocery	13		13	4	17
North America Snacks & Cereals	15	99	114	4	118
European Union	99		99	9	108
Developing Markets, Oceania & North Asia	64	11	75	4	79
Total	$318	$110	$428	$30	$458

	For the Six Months Ended June 30, 2005
	Restructuring Costs	Asset Impairment	Total Asset Impairment and Exit Costs	Implementation Costs	Total
	(in millions)

North America Beverages	$4	$—	$4	$3	$7
North America Cheese & Foodservice	8		8	4	12
North America Convenient Meals	2		2	2	4
North America Grocery	11	93	104		104
North America Snacks & Cereals	4		4	23	27
European Union	47		47	10	57
Developing Markets, Oceania & North Asia	10		10	3	13
Total	$86	$93	$179	$45	$224

	For the Three Months Ended June 30, 2006
	Restructuring Costs	Asset Impairment	Total Asset Impairment and Exit Costs	Implementation Costs	Total
	(in millions)

North America Beverages	$7	$—	$7	$3	$10
North America Cheese & Foodservice	60		60	(3)	57
North America Convenient Meals	35		35	4	39
North America Grocery	8		8	3	11
North America Snacks & Cereals	10		10	3	13
European Union	81		81	6	87
Developing Markets, Oceania & North Asia	25		25	1	26
Total	$226	$—	$226	$17	$243

	For the Three Months Ended June 30, 2005
	Restructuring Costs	Asset Impairment	Total Asset Impairment and Exit Costs	Implementation Costs	Total
	(in millions)

North America Beverages	$1	$—	$1	$2	$3
North America Cheese & Foodservice	1		1	1	2
North America Convenient Meals				1	1
North America Grocery	3		3		3
North America Snacks & Cereals				14	14
European Union	17		17	6	23
Developing Markets, Oceania & North Asia	7		7	2	9
Total	$29	$—	$29	$26	$55

•                        Losses/Gains on Sales of Businesses – During the second quarter of 2006, the Company sold its industrial coconut assets and recorded a pre-tax loss of $8 million.  This loss is included in the operating companies income of the North America Cheese & Foodservice segment.  During the first quarter of 2006, the Company sold certain Canadian assets and recorded a pre-tax loss of $1 million.  This loss is included in the operating companies income of the North America Grocery segment.  In addition, the Company sold a small U.S. biscuit brand in the first quarter of 2006, resulting in a pre-tax loss of $2 million.  This loss is included in the operating companies income of the North America Snacks & Cereals segment.

During the second quarter of 2005, the Company sold its fruit snacks assets and recorded a pre-tax loss of $2 million.  This loss is included in the operating companies income of the North America Grocery segment.  Also in the second quarter of 2005, the Company recorded a pre-tax gain of $1 million from the sale of its U.S. yogurt assets.  This gain is included in the operating companies income of the North America Cheese & Foodservice segment.  During the first quarter of 2005, the Company sold its U.K. desserts assets and recorded a pre-tax gain of $115 million.  This gain is included in the operating companies income of the European Union segment.  In addition, the Company sold a minor trademark in Mexico, resulting in a pre-tax gain of $1 million.  This gain is included in the operating companies income of the Developing Markets, Oceania & North Asia segment.

•                        Discontinued Operations – As more fully discussed in Note 4. Divestitures, in June 2005, the Company sold substantially all of its sugar confectionery business.  The Company has reflected the results of its sugar confectionery business prior to the closing date as discontinued operations on the condensed consolidated statements of earnings for all periods presented.  The Company recorded a loss on sale of discontinued operations of $297 million in the second quarter of 2005, related largely to taxes on the transaction.

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

Consolidated Results of Operations for the Six Months Ended June 30, 2006

The following discussion compares consolidated operating results for the six months ended June 30, 2006 with the six months ended June 30, 2005.

Volume decreased 3.0%, due primarily to the impact of divestitures.  Excluding the impact of divestitures, volume was essentially unchanged, due primarily to the discontinuation of certain ready-to-drink product lines in North America (primarily beverages in Canada) and lower shipments of coffee in the European Union, offset by increased shipments of meats, snacks and cheese in North America.

Net revenues increased $349 million (2.1%), due primarily to favorable volume/mix ($526 million) and higher net pricing ($163 million, reflecting commodity-driven pricing, partially offset by increased promotional spending), partially offset by the impact of divested businesses ($214 million) and unfavorable currency ($127 million, primarily in the European Union).

Operating income decreased $212 million (8.8%), due primarily to higher pre-tax asset impairment and exit costs ($249 million), 2005 net gains on the sales of businesses ($115 million), 2006 losses on the sales of businesses ($11 million), unfavorable currency ($6 million), the impact of divestitures ($6 million), higher costs, net of pricing ($6 million), higher marketing, administration and research costs ($5 million) and higher fixed manufacturing costs ($5 million), partially offset by favorable volume/mix ($176 million) and lower implementation costs ($15 million).

Currency movements decreased net revenues by $127 million and operating income by $6 million.  These decreases were due primarily to the strength of the U.S. dollar against the euro, partially offset by the weakness of the U.S. dollar against the Canadian dollar and the Brazilian real.

Interest and other debt expense, net, decreased $107 million (30.6%) due primarily to $46 million of pre-tax interest income associated with the conclusion of a tax audit at Altria Group, Inc., lower debt levels and the redemption of higher coupon Nabisco bonds, partially offset by higher short-term interest rates.

The Company’s income tax rate decreased by 15.7 percentage points to 13.4%.  The 2006 tax rate includes a reimbursement from Altria Group, Inc. in cash for unrequired federal tax reserves of $337 million and net state tax reversals of $39 million, due to the conclusion of an audit of Altria Group, Inc.’s consolidated federal income tax returns for the years 1996 through 1999.  Income taxes also include a benefit of $48 million in 2006 and $56 million in 2005 from the resolution of outstanding items in the Company’s international operations, and $24 million in 2005 from the settlement of an outstanding U.S. tax claim.  The 2005 income tax rate also includes benefits from the dividend repatriation provision of the American Jobs Creation Act.

Earnings from continuing operations of $1,688 million increased $231 million (15.9%), due primarily to the tax benefit discussed above and lower interest expense, partially offset by lower operating income (reflecting higher asset impairment and exit costs in 2006).  Diluted EPS from continuing operations, which was $1.02, increased by 18.6%.

The loss from discontinued operations, net of income taxes, in 2005 was due primarily to the recording of additional tax expense of $297 million that arose from the sale of the sugar confectionery business in the second quarter of 2005.

Net earnings of $1,688 million increased $503 million (42.4%).  Diluted EPS from net earnings, which was $1.02, increased by 45.7%.

Consolidated Results of Operations for the Three Months Ended June 30, 2006

The following discussion compares consolidated operating results for the three months ended June 30, 2006 with the three months ended June 30, 2005.

Volume decreased 1.7%, due primarily to the impact of divestitures.  Excluding the impact of divestitures, volume increased 0.9%, due to higher shipments across all segments except North America Beverages due to the discontinuation of certain ready-to-drink product lines (primarily in Canada) and essentially flat shipments in Developing Markets, Oceania & North Asia.

Net revenues increased $285 million (3.4%), due primarily to favorable volume/mix ($374 million) and higher net pricing ($31 million, reflecting commodity-driven pricing, partially offset by increased promotional spending), partially offset by the impact of divested businesses ($89 million) and unfavorable currency ($32 million, primarily in the European Union).

Operating income decreased $73 million (5.8%), due primarily to higher pre-tax asset impairment and exit costs ($197 million), higher marketing, administration and research costs ($23 million), 2006 losses on the sales of businesses ($8 million), partially offset by favorable volume/mix ($144 million), lower implementation costs ($9 million) and favorable fixed manufacturing costs.

Currency movements decreased net revenues by $32 million and increased operating income by $1 million.  The currency movements were due primarily to the strength of the U.S. dollar against the euro, partially offset by the weakness of the U.S. dollar against the Canadian dollar and the Brazilian real.

Interest and other debt expense, net, decreased $27 million (15.5%) due primarily to lower debt levels and the redemption of higher coupon Nabisco bonds, partially offset by higher short-term interest rates.

The Company’s reported income tax rate increased by 4.3 percentage points to 33.7%, due primarily to the settlement of an outstanding U.S. tax claim of $24 million in 2005 and benefits in 2005 from the dividend repatriation provision of the American Jobs Creation Act.

Earnings from continuing operations of $682 million decreased $76 million (10.0%), due primarily to lower operating income (reflecting higher asset impairment and exit costs in 2006) and a higher income tax rate, partially offset by lower interest expense.  Diluted EPS from continuing operations, which was $0.41, decreased by 8.9%.

The loss from discontinued operations, net of income taxes, in 2005 was due primarily to the recording of additional tax expense of $297 million that arose from the sale of the sugar confectionery business in the second quarter of 2005.

Net earnings of $682 million increased $210 million (44.5%).  Diluted EPS from net earnings, which was $0.41, increased by 46.4%.

Operating Results by Business Segment

The following discussion compares operating results within each of Kraft’s reportable segments for the six months ended June 30, 2006 with the six months ended June 30, 2005.

	For the Six Months Ended June 30,
	2006	2005
	(in millions)
Volume (in pounds):
North America Beverages	1,667	1,732
North America Cheese & Foodservice	1,518	1,565
North America Convenient Meals	1,230	1,187
North America Grocery	1,020	1,250
North America Snacks & Cereals	1,338	1,309
European Union	1,050	1,068
Developing Markets, Oceania & North Asia	1,356	1,356
Volume (in pounds)	9,179	9,467

Net revenues:
North America Beverages	$1,614	$1,543
North America Cheese & Foodservice	2,964	2,977
North America Convenient Meals	2,444	2,286
North America Grocery	1,422	1,549
North America Snacks & Cereals	3,144	2,949
European Union	3,006	3,203
Developing Markets, Oceania & North Asia	2,148	1,886
Net revenues	$16,742	$16,393

Operating income:
Operating companies income:
North America Beverages	$262	$288
North America Cheese & Foodservice	382	450
North America Convenient Meals	385	382
North America Grocery	498	411
North America Snacks & Cereals	411	437
European Union	215	387
Developing Markets, Oceania & North Asia	133	153
Amortization of intangibles	(5)	(5)
General corporate expenses	(86)	(96)
Operating income	$2,195	$2,407

North America Beverages.  Volume decreased 3.8%, due primarily to a decline in refreshment beverages  resulting from the discontinuation of certain ready-to-drink product lines, particularly in Canada, partially offset by increases in coffee due to promotional activities in mainstream coffee brands and growth in premium coffee.

Net revenues increased $71 million (4.6%), due primarily to higher pricing and lower promotional spending ($34 million), favorable volume/mix ($30 million) and favorable currency ($7 million).  In coffee, higher commodity-based pricing and shipments drove increased net revenues.  In powdered beverages, favorable mix from new products also drove higher net revenues.

Operating companies income decreased $26 million (9.0%), due primarily to higher costs, net of higher pricing and lower promotional spending ($23 million, including higher commodity costs), higher fixed manufacturing costs ($12 million), and higher pre-tax charges for asset impairment and exit costs ($5 million), partially offset by favorable volume/mix ($15 million).

North America Cheese & Foodservice.  Volume decreased 3.0%, due primarily to the divestitures of Canadian grocery assets and U.S. yogurt assets.  Excluding the impact of divestitures, volume increased 0.3%, due primarily to increased shipments of natural cheese and cream cheese, partially offset by lower volume in foodservice.  Cheese volume increased due to growth in natural cheese and new product introductions.  In foodservice, volume declined due to discontinuation of lower margin product lines.

Net revenues decreased $13 million (0.4%), due primarily to higher promotional spending, net of higher pricing ($60 million) and the impact of divestitures ($34 million), partially offset by favorable volume/mix ($53 million) and favorable currency ($28 million).  Cheese net revenues increased due primarily to higher shipments, partially offset by lower pricing in response to declining cheese costs.  In foodservice, net revenues decreased due primarily to the impact of divestitures, lower cheese pricing and lower volume.

Operating companies income decreased $68 million (15.1%), due primarily to higher pre-tax charges for asset impairment and exit costs ($58 million), higher promotional spending, net of higher pricing and lower commodity costs ($24 million), the 2006 loss on the sale of the coconut business ($8 million) and higher marketing, administration and research costs ($6 million), partially offset by favorable volume/mix ($20 million), lower fixed manufacturing costs ($4 million), favorable currency ($4 million) and lower implementation costs ($3 million).

North America Convenient Meals.  Volume increased 3.6%, driven by higher meat shipments (cold cuts, bacon, lunch combinations and hot dogs) and higher shipments of frozen entrees, partially offset by lower shipments of dinners, due to competition in macaroni and cheese dinners.

Net revenues increased $158 million (6.9%), due primarily to higher volume/mix ($135 million), higher pricing, net of increased promotional spending ($16 million) and favorable currency ($7 million).  In meats and frozen entrees, net revenues were driven by continued strong results for new products. Pizza net revenues increased due to favorable mix from new products, partially offset by higher promotional spending.

Operating companies income increased $3 million (0.8%), due primarily to higher pricing and favorable commodity costs ($27 million) and higher volume/mix ($26 million), partially offset by higher pre-tax charges for asset impairment and exit costs ($50 million).

North America Grocery.  Volume decreased 18.4%, due primarily to the divestitures of fruit snacks and Canadian grocery assets.  Excluding the impact of divestitures, volume decreased 0.8%, due primarily to the discontinuation of certain Canadian condiment product lines and lower shipments of ready-to-eat desserts and spoonable salad dressings, partially offset by pourable salad dressings and barbecue sauce.

Net revenues decreased $127 million (8.2%), due primarily to the impact of divestitures ($145 million) and lower volume/mix ($6 million), partially offset by the impact of favorable currency ($13 million) and higher pricing and lower promotional spending ($11 million).   Pourable salad dressing net revenues increased due to higher shipment volume.  In spoonable salad dressing, net revenues increased due to lower promotional spending in response to reduced competitive activity.

Operating companies income increased $87 million (21.2%), due primarily to lower pre-tax charges for asset impairment and exit costs ($91 million, including the $93 million asset impairment charge related to the 2005 sale of the fruit snacks assets), lower marketing, administration and research costs ($5 million) and favorable currency ($4 million), partially offset by higher costs, net of higher pricing ($10 million) and higher implementation costs ($4 million).

North America Snacks & Cereals.  Volume increased 2.2%, due to gains in biscuits, snack bars, ready to eat cereals and snack nuts.  Increased volume was driven by the continued success of new products, including health and wellness items.

Net revenues increased $195 million (6.6%), due primarily to higher volume/mix ($159 million) and higher pricing, net of increased promotional spending ($31 million, reflecting commodity-driven pricing in biscuits) and favorable currency ($17 million), partially offset by the impact of divestitures ($13 million).  Biscuit net revenues increased due to higher shipment volume, and pricing to offset the impact of commodity cost increases in energy and packaging.  In snack bars and snack nuts, net revenue increases were driven by new product introductions.  Canadian snack net revenues also increased due to sales of co-manufactured products related to the 2005 divested confectionery business.

Operating companies income decreased $26 million (5.9%), due primarily to higher pre-tax charges for asset impairment and exit costs ($110 million, including the $86 million asset impairment charge related to the sale of the pet snacks brand and assets, and the $13 million hot cereal intangible asset impairment) and unfavorable costs and increased promotional spending, net of higher pricing ($25 million), partially offset by higher volume/mix ($57 million), lower marketing, administration and research costs ($35 million) and lower implementation costs ($19 million).

European Union.    Volume decreased 1.7%, due primarily to lower coffee shipments and the divestiture of the U.K. desserts assets in the first quarter of 2005.  Excluding the divestiture, volume decreased 1.0%.  In coffee, volume declined across most countries.  Grocery volume declined due primarily to the divestiture of the U.K. desserts assets.  In cheese & dairy, volume decreased due to lower promotions and competition from retailer brands in Germany.  Convenient meals volume was down slightly due to lower shipments in the Nordic area.  Confectionery volume increased due primarily to market growth and new product launches.

Net revenues decreased $197 million (6.2%), due primarily to unfavorable currency ($247 million) and the impact of divestitures ($12 million), partially offset by higher pricing, net of increased promotional spending ($45 million) and favorable volume/mix ($17 million).  In coffee, net revenues declined due to unfavorable currency and lower shipments, partially offset by commodity-related pricing and favorable mix.  In confectionery, net revenues also decreased, due to unfavorable currency, partially offset by higher shipments.  In cheese & dairy, net revenues declined, due primarily to unfavorable currency and lower shipments.  Grocery net revenues declined due to unfavorable currency and the divestiture of the U.K. desserts assets.  Convenient meals net revenues also decreased, due to unfavorable currency and lower shipments.

Operating companies income decreased $172 million (44.4%), due primarily to the 2005 gain on the sale of U.K. desserts assets ($115 million), higher pre-tax charges for asset impairment and exit costs ($52 million) and unfavorable currency ($29 million), partially offset by lower marketing, administration and research costs ($15 million, due primarily to a 2006 gain of $18 million on the sale of a factory) and favorable volume/mix ($8 million).

Developing Markets, Oceania & North Asia.  Volume was unchanged, as growth in Eastern Europe and the Middle East, and Latin America was offset by lower volume in Asia Pacific.  Snacks volume increased driven by higher shipments in Brazil reflecting confectionery market and share growth and increased promotions in biscuits, and growth in Russia and Ukraine.  In beverages, coffee volume improved due to higher shipments in Romania, Ukraine and Russia, and refreshment beverages volume increased in Brazil, partially offset by lower shipments in Mexico.  In cheese and dairy, volume declined in Asia Pacific, partially offset by higher shipments in the Middle East. Grocery volume declined due to lower shipments in Brazil and Venezuela.  Convenient meals volume was unchanged.

Net revenues increased $262 million (13.9%), due primarily to favorable volume/mix ($138 million), higher pricing ($86 million) and favorable currency ($48 million), partially offset by the impact of divestitures ($10 million).  In snacks, net revenues grew in biscuits due to higher volume as well as favorable pricing in Latin America.  Confectionery net revenues also increased, due to market growth in Russia and Ukraine, and higher shipments in Brazil.  Coffee net revenues increased due to commodity-based pricing, favorable mix and higher shipments in Russia, Ukraine and Romania.  In refreshment beverages, higher shipments in Brazil and favorable pricing in Brazil and Mexico drove higher net revenues.  Cheese & dairy net revenue increases were driven by higher shipments in the Middle East.  In convenient meals, net revenues were up slightly, due to higher shipments in the Caribbean area.  Grocery net revenues declined due to the impact of divestitures in Colombia,  partially offset by the Middle East.

Operating companies income decreased $20 million (13.1%), due primarily to higher pre-tax charges for asset impairment and exit costs ($65 million, including the $11 million intangible asset impairment charge for biscuits assets in Egypt) and higher marketing, administration and research costs ($62 million, due primarily to higher marketing costs of $36 million and the 2005 recovery of a previously written-off account receivable of $16 million), partially offset by favorable volume/mix ($51 million), higher pricing, net of costs ($48 million) and favorable currency ($10 million).

Operating Results by Business Segment

The following discussion compares operating results within each of Kraft’s reportable segments for the three months ended June 30, 2006 with the three months ended June 30, 2005.

	For the Three Months Ended June 30,
	2006	2005
	(in millions)
Volume (in pounds):
North America Beverages	915	935
North America Cheese & Foodservice	773	777
North America Convenient Meals	627	602
North America Grocery	566	672
North America Snacks & Cereals	684	669
European Union	545	538
Developing Markets, Oceania & North Asia	727	728
Volume (in pounds)	4,837	4,921

Net revenues:
North America Beverages	$819	$771
North America Cheese & Foodservice	1,495	1,487
North America Convenient Meals	1,230	1,146
North America Grocery	790	830
North America Snacks & Cereals	1,611	1,517
European Union	1,539	1,589
Developing Markets, Oceania & North Asia	1,135	994
Net revenues	$8,619	$8,334

Operating income:
Operating companies income:
North America Beverages	$115	$126
North America Cheese & Foodservice	179	231
North America Convenient Meals	185	184
North America Grocery	294	279
North America Snacks & Cereals	269	238
European Union	86	142
Developing Markets, Oceania & North Asia	98	105
Amortization of intangibles	(3)	(2)
General corporate expenses	(46)	(53)
Operating income	$1,177	$1,250

North America Beverages. Volume decreased 2.1%, due primarily to a decline in refreshment beverages volume resulting from the discontinuation of certain ready-to-drink product lines, particularly in Canada, partially offset by increased volume in coffee and powdered beverages.

Net revenues increased $48 million (6.2%), due primarily to favorable volume/mix ($42 million) and favorable currency ($5 million).  Coffee and powdered beverages net revenues were higher due primarily to higher shipments and favorable mix.

Operating companies income decreased $11 million (8.7%), due primarily to unfavorable costs ($15 million, including higher commodity costs), higher pre-tax charges for asset impairment and exit costs ($6 million), higher fixed manufacturing costs ($6 million) and higher marketing, administration and research costs ($3 million), partially offset by favorable volume/mix ($20 million).

North America Cheese & Foodservice.  Volume decreased 0.5%, due primarily to the divestiture of Canadian grocery assets.  Excluding the impact of divestitures, volume increased 1.2%, due primarily to higher shipments of natural cheese and cream cheese related to the shift in shipments supporting the Easter holiday, partially offset by lower foodservice volumes from the discontinuation of lower margin product lines.

Net revenues increased $8 million (0.5%), due primarily to favorable volume/mix ($45 million) and favorable currency ($19 million), partially offset by increased promotional spending related to declining cheese commodity costs, net of higher pricing ($49 million) and the impact of divestitures ($7 million).  Cheese net revenues increased due primarily to the higher shipments, partially offset by lower net pricing.  In foodservice, net revenues declined due primarily to lower shipments, the impact of divestitures and lower pricing in response to cheese commodity cost declines.

Operating companies income decreased $52 million (22.5%), due primarily to higher pre-tax charges for asset impairment and exit costs ($59 million), higher marketing, administration and research costs ($9 million) and losses on the sale of businesses ($9 million), partially offset by favorable volume/mix ($16 million) and lower fixed manufacturing costs ($7 million).

North America Convenient Meals.  Volume increased 4.2%, driven by higher meat shipments (primarily cold cuts, bacon, hot dogs and lunch combinations) and continued success of new products in frozen entrees.

Net revenues increased $84 million (7.3%), due primarily to higher volume/mix ($69 million), higher pricing ($10 million) and favorable currency ($5 million).  In meats, net revenues were higher due to continued strong results for new products and higher pricing.  Higher shipments of frozen entrees also drove increased revenues.  In pizza, lower net revenues were due to higher trade spending in response to competitor activities.

Operating companies income increased $1 million (0.5%), due primarily to higher pricing and favorable costs ($21 million, including lower commodity costs) and higher volume/mix ($18 million), partially offset by higher pre-tax charges for asset impairment and exit costs ($35 million) and higher marketing, administration and research costs ($5 million).

North America Grocery.  Volume decreased 15.8%, due primarily to the divestitures of the fruit snacks and Canadian grocery assets.  Excluding the impact of divestitures, volume increased 0.9%, due primarily to higher shipments of pourable and spoonable salad dressings, frozen whipped toppings and dry packaged desserts due to the shift in shipments supporting the Easter holiday, partially offset by the discontinuation of certain Canadian condiment product lines and lower shipments of ready-to-eat desserts.  Pourable salad dressings volume also increased due to continued success of new products.

Net revenues decreased $40 million (4.8%), due primarily to the impact of divestitures ($70 million), partially offset by higher pricing ($11 million), favorable volume/mix ($10 million) and favorable currency ($9 million).  In spoonable salad dressings, net revenues increased due to higher pricing and lower promotional spending.  Pourable salad dressing net revenues increased due primarily to higher shipments.

Operating companies income increased $15 million (5.4%), due primarily to favorable volume/mix ($6 million), higher pricing, net of unfavorable costs ($6 million), lower marketing, administration and research costs ($5 million) and the impact of divestitures ($4 million), partially offset by higher pre-tax charges for asset impairment and exit costs ($5 million) and higher implementation costs ($3 million).

North America Snacks & Cereals.  Volume increased 2.2%, driven by gains in crackers, cereal and snack bars, partially offset by declines in cookie shipments.  Cracker volume increases were driven by base brands and new product introductions. Higher cereal shipments were driven by the success of new products in adult cereal, partially offset by declines in kids’ cereal due to reduced promotional spending.  Snack bar volume increases were driven by the continued success of new products.  In cookies, volume declined in base brands, partially offset by continued new product success.

Net revenues increased $94 million (6.2%), due primarily to higher volume/mix ($80 million), higher pricing, net of increased promotional spending ($10 million) and favorable currency ($10 million), partially offset by the impact of divestitures ($7 million).  Biscuit net revenues increased due to higher shipments and pricing to offset the impact of commodity cost increases in energy and packaging.  In snack bars and snack nuts, net revenue increases were driven by the benefits of new products.  Canadian snack net revenues also increased due to sales of co-manufactured products related to the 2005 divested confectionery business.

Operating companies income increased $31 million (13.0%), due primarily to higher volume/mix ($37 million), lower marketing, administration and research costs ($16 million) and lower implementation costs ($11 million), partially offset by unfavorable costs and increased promotional spending, net of higher pricing ($23 million) and higher pre-tax charges for asset impairment and exit costs ($10 million).

European Union.  Volume increased 1.3%, due primarily to higher confectionery shipments.  Confectionery volume was up across most of Europe due to market growth and new products.  In coffee, volume was up due primarily to new products and higher shipments in Germany.  Grocery volume was up slightly. Cheese and dairy volume was down in Italy and Germany due to price competition.  In convenient meals, volume decreased slightly due to declines in the Nordic region.

Net revenues decreased $50 million (3.1%), due primarily to unfavorable currency ($105 million), partially offset by higher volume/mix ($48 million) and higher pricing, net of increased promotional spending ($7 million).   Cheese and dairy net revenues declined due primarily to unfavorable currency, lower pricing and lower shipments, partially offset by favorable mix in the United Kingdom.  In grocery, net revenues also declined due to unfavorable currency.  Coffee net revenues declined due to unfavorable currency, partially offset by higher shipment volume and higher pricing.  In convenient meals, net revenues decreased due to unfavorable currency and lower shipments.  Confectionery net revenues increased due to higher volume, favorable mix due to growth in premium chocolate and higher pricing, partially offset by unfavorable currency.

Operating companies income decreased $56 million (39.4%), due primarily to higher pre-tax charges for asset impairment and exit costs ($64 million), unfavorable currency ($14 million) and unfavorable costs and increased promotional spending, net of higher pricing ($6 million), partially offset by higher volume/mix ($18 million) and favorable marketing, administration and research costs ($9 million, due primarily to a gain of $18 million on the sale of a factory, partially offset by higher marketing expense).

Developing Markets, Oceania & North Asia. Volume was essentially unchanged, as growth in Latin America, and Eastern Europe and the Middle East was offset by lower volume in Asia Pacific.  Snacks volume increased driven by higher shipments in Brazil due to confectionery market and share growth and increased biscuit promotions.  In beverages, refreshment beverage volume declined in Mexico due to product discontinuations.  In cheese and dairy, volume declined in Asia Pacific, partially offset by higher shipments in the Middle East. Grocery volume decreased due to lower shipments in Brazil and Australia.  In convenient meals, volume declined slightly.

Net revenues increased $141 million (14.2%), due primarily to favorable volume/mix ($80 million), higher pricing ($41 million) and favorable currency ($25 million), partially offset by the impact of divestitures ($5 million).  In snacks, net revenues increased due to strong shipment growth and pricing in biscuits and chocolate in Brazil, biscuit growth in Venezuela and pricing actions in Russia and Ukraine.  Beverages net revenues increased due to commodity-related pricing and favorable mix in coffee and favorable mix in refreshment beverages in Latin America.  In cheese and dairy, net revenues increased due primarily to increased shipments in the Middle East.  Convenient meals net revenues were essentially flat.  Grocery net revenues declined due to lower shipments.

Operating companies income decreased $7 million (6.7%), due primarily to higher marketing, administration and research costs ($43 million, due primarily to higher marketing costs of $25 million and the 2005 recovery of a previously written-off account receivable of $16 million) and higher pre-tax charges for asset impairment and exit costs ($18 million), partially offset by favorable volume/mix ($29 million), higher pricing, net of unfavorable costs ($17 million) and favorable currency ($7 million).

Financial Review

Net Cash Provided by Operating Activities

During the first six months of 2006, net cash provided by operating activities was $1,606 million compared with $1,292 million in the comparable 2005 period.  The increase in operating cash flows is due primarily to the previously discussed tax reimbursement from Altria Group, Inc., higher earnings and lower pension contributions, partially offset by a decrease in amounts due to Altria Group, Inc.

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

During the first six months of 2006, net cash used in investing activities was $296 million, compared with net cash provided by investing activities of $1.2 billion in the first six months of 2005.  The increase in cash used in investing activities in the first six months of 2006 reflects lower cash received from sales of businesses.  During the first six months of 2006, the Company sold its industrial coconut assets, certain Canadian assets and a small U.S. biscuit brand.  During the first six months of 2005, the Company sold its sugar confectionery business, fruit snacks assets, U.K. desserts assets, its U.S. yogurt assets and a minor trademark in Mexico.

Capital expenditures for the first six months of 2006 were $450 million, compared with $441 million in the first six months of 2005.  The Company expects full-year capital expenditures to be flat to 2005 expenditures of $1.2 billion, including capital expenditures required for the restructuring program.  These expenditures are expected to be funded from operations.

As previously discussed, in July 2006, the Company sold its pet snacks brand and assets for $580 million.

Net Cash Used in Financing Activities

During the first six months of 2006, net cash used in financing activities was $1.2 billion, compared with $2.4 billion during the first six months of 2005.  The decrease in net cash used in financing activities is due primarily to an increase in net borrowings, partially offset by an increase in the Company’s Class A share repurchases and dividend payments.

Debt and Liquidity

Debt.  The Company’s total debt, including amounts due to Altria Group, Inc. and affiliates, was $11.3 billion at June 30, 2006 and $11.2 billion at December 31, 2005.  The Company’s debt-to-equity ratio was 0.37 at June 30, 2006 and 0.38 at December 31, 2005.  The Company’s debt-to-capitalization ratio was 0.27 at June 30, 2006 and December 31, 2005.

At June 30, 2006 and December 31, 2005, the Company had short-term amounts payable to Altria Group, Inc. and affiliates of $485 million and $652 million, respectively.  The amounts payable to Altria Group, Inc. generally include accrued dividends, taxes and service fees.  Interest on intercompany borrowings is based on the applicable London Interbank Offered Rate.  The Company had no long-term amounts payable to Altria Group, Inc. and affiliates.

Credit Ratings. At June 30, 2006, the Company’s credit ratings by major credit rating agencies were as follows:

	Short-term	Long-term
Moody’s	P-2	A-3
Standard & Poor’s	A-2	BBB+
Fitch	F-2	A-

The rating agencies have advised the Company that its credit ratings are influenced, in part, by Altria Group, Inc.’s ownership of 88.1% of the Company’s outstanding shares of capital stock.

Credit Lines.  The Company maintains revolving credit facilities that have historically been used to support the issuance of commercial paper.  At June 30, 2006, the Company has a $4.5 billion, multi-year revolving credit facility that expires in April 2010.   At June 30, 2006, the credit line for the Company and the related activity were as follows (in billions of dollars):

	June 30, 2006
Type	Credit Lines	Amount Drawn	Commercial Paper Outstanding

Multi-year	$4.5	$—	$0.9

The Company’s revolving credit facility, which is for its sole use, requires the maintenance of a minimum net worth of $20.0 billion.  At June 30, 2006, the Company’s net worth was $30.4 billion.  The Company expects to continue to meet this covenant.  The revolving credit facility does not include any other financial tests, any credit rating triggers or any provisions that could require the posting of collateral.  The Company expects to refinance long-term and short-term debt from time to time.  The nature and amount of the Company’s long-term and short-term debt and the proportionate amount of each can be expected to vary as a result of future business requirements, market conditions and other factors.

In addition to the above, certain international subsidiaries of Kraft maintain credit lines to meet the short-term working capital needs of the international businesses.  These credit lines, which amounted to approximately $1.3 billion as of June 30, 2006, are for the sole use of the Company’s international businesses.  At June 30, 2006, borrowings on these lines amounted to approximately $185 million.

Guarantees.  As discussed in Note 7. Contingencies, the Company had third-party guarantees, which are primarily derived from acquisition and divestiture activities, of approximately $24 million at June 30, 2006.  Substantially all of these guarantees expire through 2013, with $12 million expiring through June 30, 2007.  The Company is required to perform under these guarantees in the event that a third party fails to make contractual payments or achieve performance measures.  The Company has a liability of $16 million on its condensed consolidated balance sheet at June 30, 2006, relating to these guarantees.

In addition, at June 30, 2006, the Company was contingently liable for $147 million of guarantees related to its own performance.  These include surety bonds related to dairy commodity purchases and guarantees related to the payment of custom duties and taxes, and letters of credit.

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

Equity and Dividends

In December 2004, the Company commenced repurchasing shares under a two-year $1.5 billion Class A common stock repurchase program authorized by its Board of Directors.  In March 2006, the Company completed the program, acquiring 49.1 million Class A shares at an average price of $30.57 per share.  In March 2006, the Company’s Board of Directors authorized a new share repurchase program to repurchase up to $2.0 billion of the Company’s Class A common stock.  This new program is expected to run through 2008.  During the first six months of 2006 and 2005, the Company repurchased 8.5 million and 12.3 million shares, respectively, of its Class A common stock under its $1.5 billion repurchase program at a cost of $250 million and $400 million, respectively.  In addition, as of June 30, 2006, the Company repurchased 12.0 million shares of its Class A common stock, under its new $2.0 billion authority, at an aggregate cost of $375 million, bringing total repurchases for the first six months of 2006 to 20.5 million shares for $625 million.

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

Dividends paid in the first six months of 2006 and 2005 were $769 million and $700 million, respectively, an increase of 9.9%, reflecting a higher dividend rate in 2006, partially offset by a lower number of shares outstanding as a result of Class A share repurchases.  The present annualized dividend rate is $0.92 per common share.  The declaration of dividends is subject to the discretion of Kraft’s Board of Directors and will depend on various factors, including the Company’s net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by Kraft’s Board of Directors.

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

During the six months and three months ended June 30, 2006 and 2005, ineffectiveness related to cash flow hedges was not material.  At June 30, 2006, the Company was hedging forecasted transactions for periods not exceeding the next eighteen months and expects substantially all amounts reported in accumulated other comprehensive earnings (losses) to be reclassified to the consolidated statement of earnings within the next twelve months.

Foreign exchange rates.  The Company uses forward foreign exchange contracts and foreign currency options to mitigate its exposure to changes in exchange rates from third-party and intercompany actual and forecasted transactions.  Substantially all of the Company’s derivative financial instruments are effective as hedges.  The primary currencies to which the Company is exposed, based on the size and location of its businesses, include the euro, Swiss franc, British pound and Canadian dollar.  At June 30, 2006 and December 31, 2005, the Company had foreign exchange option and forward contracts with aggregate notional amounts of $2.5 billion and $2.2 billion, respectively.  The effective portion of unrealized gains and losses associated with forward and option contracts is deferred as a component of accumulated other comprehensive earnings (losses) until the underlying hedged transactions are reported on the Company’s consolidated statement of earnings.

Commodities.  The Company is exposed to price risk related to forecasted purchases of certain commodities used as raw materials by its businesses.  Accordingly, the Company uses commodity forward contracts as cash flow hedges, primarily for coffee, milk, sugar and cocoa.  Commodity futures and options are also used to hedge the price of certain commodities, including milk, coffee, cocoa, wheat, corn, sugar and soybean oil.  In general, commodity forward contracts qualify for the normal purchase exception under Statement of Financial Accounting Standards (“SFAS”) No. 133 and are, therefore, not subject to the provisions of SFAS No. 133.  At June 30, 2006 and December 31, 2005, the Company had net long commodity positions of $393 million and $521 million, respectively.  Unrealized gains or losses on net commodity positions were immaterial at June 30, 2006 and December 31, 2005.  The effective portion of unrealized gains and losses on commodity futures and option contracts is deferred as a component of accumulated other comprehensive earnings (losses) and is recognized as a component of cost of sales in the Company’s consolidated statement of earnings when the related inventory is sold.

New Accounting Standards

See Notes 1 and 12 to the Condensed Consolidated Financial Statements for a discussion of new accounting standards.

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

Item 4.  Controls and Procedures.

The Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.  Our management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, any change in the Company’s internal control over financial reporting and determined that there has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In October 2002, Mr. Mustapha Gaouar and five other family members (collectively “the Gaouars”) filed suit in the Commercial Court of Casablanca against Kraft Foods Maroc and Mr. Omar Berrada claiming damages of approximately $31 million arising from a non-compete undertaking signed by Mr. Gaouar allegedly under duress.  The non-compete clause was contained in an agreement concluded in 1986 between Mr. Gaouar and Mr. Berrada acting for himself and for his group of companies, including Les Cafes Ennasr (renamed Kraft Foods Maroc), which was acquired by Kraft Foods International, Inc. from Mr. Berrada in 2001.  In June 2003, the court issued a preliminary judgment against Kraft Foods Maroc and Mr. Berrada holding that the Gaouars are entitled to damages for being deprived of the possibility of engaging in coffee roasting from 1986 due to such non-compete undertaking.  At that time, the court appointed two experts to assess the amount of damages to be awarded.  In December 2003, these experts delivered a report concluding that they could see no evidence of loss suffered by the Gaouars.  The Gaouars asked the court that this report be set aside and new court experts be appointed.  On April 15, 2004, the court delivered a judgment upholding the defenses of Kraft Foods Maroc and rejecting the claims of the Gaouars.  The Gaouars appealed this judgment, and in July 2005, the Court of Appeal gave judgment in favor of Kraft Foods Maroc confirming the decision rendered by the Commercial Court.  On November 29, 2005, the Gaouars filed their further appeal to the Moroccan Supreme Court.  A court hearing has not been scheduled yet. Mr. Berrada did not disclose the existence of the claims of Mr. Gaouar at the time of the Kraft Foods International, Inc. acquisition of Kraft Foods Maroc in 2001.  As a result, in the event that the Company is ultimately found liable on appeal for damages to plaintiff in this case, the Company believes that it may have claims against Mr. Berrada for recovery of all or a portion of the amount.

In March 2004, Kraft Foods France joined other EU based coffee manufacturers in a proceeding before the European Patent Office (“EPO”) to challenge the validity of a Sara Lee/Douwe Egbert’s (“SL/DE”) European Patent entitled “Assembly for use in a coffee machine for preparing coffee, container and pouch of said assembly” (the “Patent”).  This patent relates to a specific brew basket and coffee pods (or pouches) made from filter paper (“coffee pods”, for short) and the assembly of these elements; it does not concern, for example, coffee in plastic disks for use in hot-beverage systems.

Kraft Foods Germany intervened in the EPO proceeding in November 2004.  In January 2005, the EPO issued a decision that narrowed the Patent while upholding especially the assembly as valid.  All parties appealed and a hearing is scheduled to take place on August 29 and 30, 2006.  If upheld, the validity of the patent will remain subject to challenge on a country-by-country basis.

The Company is involved in two other proceedings related to an asserted infringement of the Patent.  First, in February 2004 Kraft Foods France filed a suit before the Paris Court of First Instance seeking a declaration that its coffee pods do not infringe the French part of the Patent. SL/DE replied that the Company’s sale of its coffee pods in France (and, as discussed below, in Germany) for use in Philips’ “Senseo” coffee pod machines “contributorily” infringe the Patent.  The trial is scheduled for January 15, 2007.

Second, in September 2004 SL/DE started patent infringement proceedings in the Düsseldorf court against Kraft Foods Germany.  In September 2005, a court of first instance in Düsseldorf prohibited Kraft Foods Germany from selling coffee pods in Germany.  Kraft Foods Germany appealed and a hearing is scheduled for March 22, 2007.  Currently, the Company is not selling coffee pods in Germany but may decide to resume such sales in the future in light of developments in regard to the Patent.

The Company is vigorously pursuing all proceedings related to the Patent but cannot predict the ultimate outcome.

Item 1A.   Risk Factors.

There were no material changes to the Risk Factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

The Company’s share repurchase activity for each of the three months ended June 30, 2006 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1,- April 30, 2006	1,975,000	$30.87	4,024,204	$1,876,547,232

May 1,- May 31, 2006	4,125,000	$31.71	8,149,204	$1,745,755,781

June 1,- June 30, 2006	3,835,090	$31.48	11,984,294	$1,625,013,142

Pursuant to Publicly Announced Plans or Programs	9,935,090	$31.45

April 1,- April 30, 2006 (c)	1,074	$30.18

May 1,- May 31, 2006 (c)	5,509	$31.16

June 1,- June 30, 2006 (c)	7,048	$32.72

For the Quarter Ended June 30, 2006	9,948,721	$31.45

(a)                In March 2006, the Company’s Board of Directors approved a share repurchase program of up to $2.0 billion of its Class A common stock.  All share repurchases have been made pursuant to this program.

(b)               Aggregate number of shares repurchased under the share repurchase program as of the end of the period presented.

(c)                Shares tendered to the Company by employees who vested in restricted stock and rights, and used shares to pay the related taxes.

Item 6.      Exhibits.

10.25	Master Professional Services Agreement between Kraft Foods Global, Inc. and Electronic Data Systems Services Corporation dated as of April 27, 2006. (1)

10.26	Purchase and Sale Agreement between Altria Corporate Services, Inc. and Kraft Foods Global, Inc. (2)

10.27	Assignment and Assumption of Lease among Altria Corporate Services, Inc., Kraft Foods Global, Inc. and 410 Century Associates, L.P. (2)

10.28	Bill of Sale between Altria Corporate Services, Inc. and Kraft Foods Global, Inc. (2)

10.29	Offer of Employment letter between Kraft Foods Inc. and Irene B. Rosenfeld entered into as of June 24, 2006

10.30	Agreement Relating to United Biscuits Southern Europe, dated as of July 8, 2006. (3)

12	Statement regarding computation of ratios of earnings to fixed charges.

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

(1)                Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted and have been provided separately to the Securities and Exchange Commission.

(2)                Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2006.

(3)                Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2006.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRAFT FOODS INC.

/s/ JAMES P. DOLLIVE

James P. Dollive, Executive Vice President and
Chief Financial Officer

August 8, 2006