Form 10-Q/A
period 2006-06-30
KRAFT FOODS INC
filed 2006-08-09
CIK 1103982

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

EXPLANATORY NOTE

Kraft Foods Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) to correct two errors that were included in Part I, Item 1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (the “Original Form 10-Q”). These errors occurred during the process of preparing the Original Form 10-Q for filing with the Securities and Exchange Commission (the “SEC”) through the SEC’s EDGAR system. The two errors in the Original Form 10-Q that are being corrected in this Form 10-Q/A are:

•           In the Condensed Consolidated Statements of Shareholders’ Equity For the Year Ended December 31, 2005 and the Six Months Ended June 30, 2006 on page 7 of the Original Form 10-Q, the caption “Accumulated Other Comprehensive Earnings/(Losses)” was incorrectly placed above the columns titled “Additional Paid-in Capital” and “Earnings Reinvested in the Business”. The “Accumulated Other Comprehensive Earnings/(Losses)” caption has been corrected in this Form 10-Q/A to only appear above the “Currency Translation Adjustments,” “Other” and “Total” columns.

•           In Note 11. Benefit Plans of the Notes to Condensed Consolidated Financial Statements (Unaudited) on page 25 of the Original Form 10-Q, the table under the heading “Components of Net Periodic Benefit Cost” contained two numbers in the “Other expense” line item that were placed in the incorrect column. The “11” appearing under the U.S. Plans caption for the Six Months Ended June 30, 2006 should have appeared instead under the column for the Six Months Ended June 30, 2005, and the “4” appearing under the U.S. Plans caption for the Six Months Ended June 30, 2005 should have appeared instead under the Non-U.S. Plans caption for the Six Months Ended June 30, 2005.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-Q/A amends and restates in its entirety Part I, Item 1. Items included in the Original Form 10-Q that are not included herein are not amended and remain in effect as of the date of the filing of the Original Form 10-Q with the SEC. In addition, no attempt has been made in this Form 10-Q/A to modify or update disclosures that were included in the Original Form 10-Q to reflect developments at the Company subsequent to the date of the filing of the Original Form 10-Q.

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

PART II - OTHER INFORMATION

Item 6.      Exhibits.

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

August 9, 2006