Form 10-Q
period 2006-09-30
KRAFT FOODS INC
filed 2006-11-09
CIK 1103982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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
Yes   ☐   No   ☒

At October 31, 2006, there were 463,780,369 shares of the registrant’s Class A Common Stock outstanding, and 1,180,000,000 shares of the registrant’s Class B Common Stock outstanding.

KRAFT FOODS INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Kraft Foods Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS

Cash and cash equivalents	$655	$316
Receivables (less allowances of $84 in 2006 and $92 in 2005)	3,573	3,385

Inventories:
Raw materials	1,554	1,363
Finished product	2,303	1,980
	3,857	3,343

Deferred income taxes	549	879
Other current assets	325	230
Total current assets	8,959	8,153

Property, plant and equipment, at cost	17,363	16,598
Less accumulated depreciation	7,554	6,781
	9,809	9,817

Goodwill	25,740	24,648
Other intangible assets, net	10,075	10,516

Prepaid pension assets	3,632	3,617

Other assets	625	877

TOTAL ASSETS	$58,840	$57,628

See notes to condensed consolidated financial statements.

Continued

Kraft Foods Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars)
(Unaudited)

	September 30, 2006	December 31, 2005
LIABILITIES
Short-term borrowings	$1,046	$805
Current portion of long-term debt	2,666	1,268
Due to Altria Group, Inc. and affiliates	475	652
Accounts payable	2,376	2,270
Accrued liabilities:
Marketing	1,462	1,529
Employment costs	746	625
Other	1,648	1,338
Income taxes	452	237
Total current liabilities	10,871	8,724

Long-term debt	7,081	8,475
Deferred income taxes	5,689	6,067
Accrued postretirement health care costs	1,994	1,931
Other liabilities	2,807	2,838
Total liabilities	28,442	28,035

Contingencies (Note 8)

SHAREHOLDERS’ EQUITY

Class A common stock, no par value (555,000,000 shares issued in 2006 and 2005)

Class B common stock, no par value (1,180,000,000 shares issued and outstanding in 2006 and 2005)

Additional paid-in capital	23,580	23,835

Earnings reinvested in the business	10,914	9,453

Accumulated other comprehensive losses (including currency translation of $(824) in 2006 and $(1,290) in 2005)	(1,256)	(1,663)
	33,238	31,625

Less cost of repurchased stock (90,844,488 Class A shares in 2006 and 65,119,245 Class A shares in 2005)	(2,840)	(2,032)

Total shareholders’ equity	30,398	29,593

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$58,840	$57,628

See notes to condensed consolidated financial statments.

Kraft Foods Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Nine Months Ended September 30,
	2006	2005

Net revenues	$24,985	$24,450

Cost of sales	15,869	15,580

Gross profit	9,116	8,870

Marketing, administration and research costs	5,242	5,216

Asset impairment and exit costs	553	205

Gain on redemption of United Biscuits investment	(251)

Losses (gains) on sales of businesses, net	14	(115)

Amortization of intangibles	6	9

Operating income	3,552	3,555

Interest and other debt expense, net	377	489

Earnings from continuing operations before income taxes and minority interest	3,175	3,066

Provision for income taxes	735	932

Earnings from continuing operations before minority interest	2,440	2,134

Minority interest in earnings from continuing operations, net	4	3

Earnings from continuing operations	2,436	2,131

Loss from discontinued operations, net of income taxes		(272)

Net earnings	$2,436	$1,859

Per share data:

Basic earnings per share:
Continuing operations	$1.48	$1.26
Discontinued operations		(0.16)
Net earnings	$1.48	$1.10

Diluted earnings per share:
Continuing operations	$1.47	$1.26
Discontinued operations		(0.16)
Net earnings	$1.47	$1.10

Dividends declared	$0.71	$0.64

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended
	September 30,
	2006	2005

Net revenues	$8,243	$8,057

Cost of sales	5,243	5,201

Gross profit	3,000	2,856

Marketing, administration and research costs	1,765	1,678

Asset impairment and exit costs	125	26

Gain on redemption of United Biscuits investment	(251)

Losses on sales of businesses	3

Amortization of intangibles	1	4

Operating income	1,357	1,148

Interest and other debt expense, net	134	139

Earnings before income taxes and minority interest	1,223	1,009

Provision for income taxes	473	334

Earnings before minority interest	750	675

Minority interest in earnings, net	2	1

Net earnings	$748	$674

Per share data:

Basic earnings per share	$0.46	$0.40

Diluted earnings per share	$0.45	$0.40

Dividends declared	$0.25	$0.23

See notes to condensed consolidated financial statments.

Kraft Foods Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
For the Year Ended December 31, 2005 and
the Nine Months Ended September 30, 2006
(in millions of dollars, except per share data)
(Unaudited)

				Accumulated Other Comprehensive Earnings/(Losses)
	Class A and B Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Currency Translation Adjustments	Other	Total	Cost of Repurchased Stock	Total Share- holders’ Equity
Balances, January 1, 2005	$—	$23,762	$8,304	$(890)	$(315)	$(1,205)	$(950)	$29,911
Comprehensive earnings:
Net earnings			2,632					2,632
Other comprehensive losses, net of income taxes:
Currency translation adjustments				(400)		(400)		(400)
Additional minimum pension liability					(48)	(48)		(48)
Change in fair value of derivatives accounted for as hedges					(10)	(10)		(10)
Total other comprehensive losses								(458)
Total comprehensive earnings								2,174
Exercise of stock options and issuance of other stock awards		52	(12)				118	158
Cash dividends declared ($0.87 per share)			(1,471)					(1,471)
Class A common stock repurchased							(1,200)	(1,200)
Other		21						21
Balances, December 31, 2005	—	23,835	9,453	(1,290)	(373)	(1,663)	(2,032)	29,593
Comprehensive earnings:
Net earnings			2,436					2,436
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				466		466		466
Additional minimum pension liability					(25)	(25)		(25)
Change in fair value of derivatives accounted for as hedges					(34)	(34)		(34)
Total other comprehensive earnings								407
Total comprehensive earnings								2,843
Exercise of stock options and issuance of other stock awards		(255)	202				129	76
Cash dividends declared ($0.71 per share)			(1,177)					(1,177)
Class A common stock repurchased							(937)	(937)
Balances, September 30, 2006	$—	$23,580	$10,914	$(824)	$(432)	$(1,256)	$(2,840)	$30,398

Total comprehensive earnings were $697 million and $671 million, respectively, for the quarters ended September 30, 2006 and 2005 and $1,628 million for the first nine months of 2005.

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2006	2005
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings	$2,436	$1,859

Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	654	651
Deferred income tax benefit	(29)	(280)
Integration costs, net of cash paid		(1)
Gain on redemption of United Biscuits investment	(251)
Losses (gains) on sales of businesses, net	14	(115)
Loss on sale of discontinued operations		32
Asset impairment and exit costs, net of cash paid	389	86
Cash effects of changes, net of the effects from acquired and divested companies:
Receivables, net	38	163
Inventories	(526)	(409)
Accounts payable	84	(30)
Income taxes	130	212
Amounts due to Altria Group, Inc. and affiliates	(214)	96
Other working capital items	(139)	(308)
Change in pension assets and postretirement liabilities, net	75	(55)
Other	135	137

Net cash provided by operating activities	2,796	2,038

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Capital expenditures	(687)	(784)
Proceeds from sales of businesses	674	1,652
Other	82	21

Net cash provided by investing activities	69	889

See notes to condensed consolidated financial statements.

Continued

Kraft Foods Inc. and Subsidiaries
  Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2006	2005
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Net repayment of short-term borrowings	$(317)	$(772)
Long-term debt proceeds	49	52
Long-term debt repaid	(57)	(761)
Increase in amounts due to Altria Group, Inc. and affiliates	9	170
Repurchase of Class A common stock	(943)	(783)
Dividends paid	(1,150)	(1,049)
Other	(147)	165

Net cash used in financing activities	(2,556)	(2,978)

Effect of exchange rate changes on cash and cash equivalents	30	4

Cash and cash equivalents:

Increase (decrease)	339	(47)

Balance at beginning of period	316	282

Balance at end of period	$655	$235

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

The adoption of SFAS No. 123(R) in the first quarter of 2006 resulted in a cumulative effect gain of $6 million, which is net of $3 million in taxes, in the condensed consolidated statements of earnings for the nine months ended September 30, 2006. This gain resulted from the impact of estimating future forfeitures on restricted stock and rights to receive shares of stock in the determination of periodic expense for unvested awards, rather than recording forfeitures only when they occur. The gross cumulative effect was recorded in marketing, administration and research costs in the first quarter of 2006.

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

	For the Nine Months	For the Three Months
	Ended September 30, 2005	Ended September 30, 2005
	(in millions, except per share data)
Net earnings, as reported	$1,859	$674
Deduct:
Total stock-based employee compensation expense determined under fair value method for all stock option awards, net of related tax effects	6	2
Pro forma net earnings	$1,853	$672

Earnings per share:
Basic – as reported	$1.10	$0.40
Basic – pro forma	$1.10	$0.40

Diluted – as reported	$1.10	$0.40
Diluted – pro forma	$1.09	$0.40

The Company elected to calculate the initial pool of tax benefits resulting from tax deductions in excess of the stock-based employee compensation expense recognized in the statement of earnings under Financial Accounting Standards Board (“FASB”) Staff Position 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” Under SFAS No. 123(R), tax shortfalls occur when actual tax deductible compensation expense is less than cumulative stock-based compensation expense recognized in the financial statements. Tax shortfalls of $9 million were recognized for the nine months ended September 30, 2006, and were recorded in additional paid-in capital.

Note 2. Asset Impairment, Exit and Implementation Costs:

Restructuring Program:

In January 2004, the Company announced a three-year restructuring program with the objectives of leveraging the Company’s global scale, realigning and lowering its cost structure, and optimizing capacity utilization. In January 2006, the Company announced plans to expand its restructuring efforts through 2008. The entire restructuring program is expected to result in $3.7 billion in pre-tax charges reflecting asset disposals, severance and implementation costs. As part of this program, the Company anticipates the closure of up to 40 facilities and the elimination of approximately 14,000 positions. Approximately $2.3 billion of the $3.7 billion in pre-tax charges are expected to require cash payments. Pre-tax restructuring program charges during 2006 are expected to be approximately $1 billion, including $496 million incurred for the nine months ended September 30, 2006. Total pre-tax restructuring charges incurred since the inception of the program in January 2004 were $1.4 billion.

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the second quarter of 2006, the Company announced a seven-year, $1.7 billion agreement to receive information technology services from Electronic Data Systems (“EDS”). The agreement, which includes data centers, web hosting, telecommunications and IT workplace services, began on June 1, 2006. Pursuant to the agreement, approximately 670 employees, who provided certain IT support to the Company, were transitioned to EDS. As a result, the Company incurred pre-tax asset impairment and exit costs of $49 million and $46 million, and implementation costs of $30 million and $19 million, related to the transition for the nine months and three months ended September 30, 2006, respectively. These costs were included in the pre-tax restructuring program charges discussed above.

Restructuring Costs:

During the nine months and three months ended September 30, 2006, pre-tax charges under the restructuring program of $443 million and $125 million, respectively, were recorded as asset impairment and exit costs on the condensed consolidated statements of earnings. During the nine months and three months ended September 30, 2005, pre-tax charges under the restructuring program of $112 million and $26 million, respectively, were recorded as asset impairment and exit costs on the condensed consolidated statements of earnings. The pre-tax charges for the nine months ended September 30, 2006 resulted from the announcement of the closing of seven plants, for a total of 26 since January 2004, and the continuation of a number of workforce reduction programs. Approximately $243 million of the pre-tax charges incurred during the first nine months of 2006 will require cash payments.

Pre-tax restructuring liability activity for the nine months ended September 30, 2006 was as follows:

	Severance	Asset Write-downs	Other	Total
	(in millions)
Liability balance, January 1, 2006	$114	$—	$1	$115
Charges	186	204	53	443
Cash spent	(149)		(15)	(164)
Charges against assets	(11)	(204)	(4)	(219)
Currency	4			4
Liability balance, September 30, 2006	$144	$—	$35	$179

Severance costs in the above schedule, which relate to the workforce reduction programs, include the cost of related benefits. Specific programs announced since 2004, as part of the overall restructuring program, will result in the elimination of approximately 9,200 positions. At September 30, 2006, approximately 7,800 of these positions have been eliminated. Asset write-downs relate to the impairment of assets caused by the plant closings and related activity. Other costs incurred relate primarily to contract termination costs associated with the plant closings and the termination of leasing agreements. Severance costs taken against assets relate to incremental pension costs, which reduce prepaid pension assets.

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

	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in millions)

Net revenues	$—	$1	$—	$—
Cost of sales	13	34	2	8
Marketing, administration and research costs	40	26	21	8

Implementation Costs	$53	$61	$23	$16

Asset Impairment Charges:

During the third quarter of 2006, the Company completed the sale of its pet snacks brand and assets for $580 million and recorded tax expense of $57 million related to the sale. The Company incurred a pre-tax asset impairment charge of $86 million in the first quarter of 2006 in recognition of this sale. The charge, which included the write-off of a portion of the associated goodwill and intangible and fixed assets, was recorded as asset impairment and exit costs on the condensed consolidated statement of earnings.

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

During the second quarter of 2005, the Company completed the sale of its fruit snacks assets. The Company incurred a pre-tax asset impairment charge of $93 million in the first quarter of 2005 in recognition of the sale. The charge, which included the write-off of all associated intangible assets, was recorded as asset impairment and exit costs on the condensed consolidated statement of earnings.

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Total:

The pre-tax asset impairment, exit and implementation costs discussed above, for the nine months and three months ended September 30, 2006 and 2005, were included in the operating companies income of the following segments:

	For the Nine Months Ended September 30, 2006
	Restructuring Costs	Asset Impairment	Total Asset Impairment and Exit Costs	Implementation Costs	Total
	(in millions)

North America Beverages	$17	$—	$17	$6	$23
North America Cheese & Foodservice	80		80	7	87
North America Convenient Meals	74		74	9	83
North America Grocery	18		18	7	25
North America Snacks & Cereals	28	99	127	9	136
European Union	161		161	11	172
Developing Markets, Oceania & North Asia	65	11	76	4	80
Total	$443	$110	$553	$53	$606

	For the Nine Months Ended September 30, 2005
	Restructuring Costs	Asset Impairment	Total Asset Impairment and Exit Costs	Implementation Costs	Total
	(in millions)

North America Beverages	$3	$—	$3	$5	$8
North America Cheese & Foodservice	9		9	6	15
North America Convenient Meals	2		2	2	4
North America Grocery	12	93	105	1	106
North America Snacks & Cereals	5		5	29	34
European Union	67		67	14	81
Developing Markets, Oceania & North Asia	14		14	4	18
Total	$112	$93	$205	$61	$266

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	For the Three Months Ended September 30, 2006
	Restructuring Costs	Asset Impairment	Total Asset Impairment and Exit Costs	Implementation Costs	Total
	(in millions)

North America Beverages	$8	$—	$8	$2	$10
North America Cheese & Foodservice	14		14	6	20
North America Convenient Meals	22		22	5	27
North America Grocery	5		5	3	8
North America Snacks & Cereals	13		13	5	18
European Union	62		62	2	64
Developing Markets, Oceania & North Asia	1		1		1
Total	$125	$—	$125	$23	$148

	For the Three Months Ended September 30, 2005
	Restructuring Costs	Asset Impairment	Total Asset Impairment and Exit Costs	Implementation Costs	Total
	(in millions)

North America Beverages	$(1)	$—	$(1)	$2	$1
North America Cheese & Foodservice	1		1	2	3
North America Convenient Meals
North America Grocery	1		1	1	2
North America Snacks & Cereals	1		1	6	7
European Union	20		20	4	24
Developing Markets, Oceania & North Asia	4		4	1	5
Total	$26	$—	$26	$16	$42

Note 3. Related Party Transactions:

At September 30, 2006, Altria Group, Inc. owned 88.6% of the Company’s outstanding shares of capital stock. Altria Group, Inc.’s subsidiary, Altria Corporate Services, Inc., provides the Company with various services, including planning, legal, treasury, auditing, insurance, human resources, office of the secretary, corporate affairs, information technology, aviation and tax services. Billings for these services, which were based on the cost to Altria Corporate Services, Inc. to provide such services and a 5% management fee based on wages and benefits, were $140 million and $188 million for the nine months ended September 30, 2006 and 2005, respectively, and $38 million and $62 million for the three months ended September 30, 2006 and 2005, respectively.

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

At September 30, 2006, the Company had short-term amounts payable to Altria Group, Inc. of $475 million. The amounts payable to Altria Group, Inc. generally include accrued dividends, taxes and service fees. Interest on intercompany borrowings is based on the applicable London Interbank Offered Rate.

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

Also, see Note 13. Income Taxes regarding the favorable impact to the Company of the closure of an Internal Revenue Service review of Altria Group, Inc.’s consolidated federal income tax return recorded during the first quarter of 2006.

Note 4. Acquisitions:

During the third quarter of 2006, the Company acquired the Spanish and Portuguese operations of United Biscuits (“UB”) and rights to all Nabisco trademarks in the European Union, Eastern Europe, the Middle East and Africa, which UB has held since 2000, for a total cost of approximately $1.1 billion.

The Spanish and Portuguese operations of UB include its biscuits, dry desserts, canned meats, tomato and fruit juice businesses as well as seven manufacturing facilities and 1,300 employees. Together, these businesses generated net revenues of approximately $400 million in 2005. Due to the timing of the closing of the acquisition, these financial statements do not reflect earnings from these operations, the amounts of which were not material.

The non-cash acquisition was financed by the Company’s assumption of approximately $541 million of debt issued by the acquired business immediately prior to the acquisition, as well as $530 million of value for the redemption of the Company’s outstanding investment in UB, primarily deep-discount securities. The redemption of the Company’s investment in UB resulted in a pre-tax gain on closing of approximately $251 million ($148 million after-tax or $0.09 per diluted share).

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

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Summary results of operations for the sugar confectionery business for the nine months ended September 30, 2005 were as follows (in millions):

Net revenues	$228
Earnings before income taxes	$41
Provision for income taxes	(16)
Loss on sale of discontinued operations	(297)
Loss from discontinued operations, net of income taxes	$(272)

The loss on sale of discontinued operations, above, related largely to taxes on the transaction.

Other:

During the third quarter of 2006, the Company completed the sale of its pet snacks brand and assets, and recorded tax expense of $57 million related to the sale. The Company incurred a pre-tax asset impairment charge of $86 million in the first quarter of 2006 in recognition of this sale. During the second quarter of 2006, the Company sold its industrial coconut assets. During the first quarter of 2006, the Company sold certain Canadian assets and a small U.S. biscuit brand, and incurred pre-tax asset impairment charges of $176 million in the fourth quarter of 2005 in recognition of these sales. During the second quarter of 2005, the Company sold its fruit snacks assets and incurred a pre-tax asset impairment charge of $93 million in the first quarter of 2005 in recognition of this sale. During the first quarter of 2005, the Company sold its U.K. desserts assets, its U.S. yogurt assets and a minor trademark in Mexico. The aggregate proceeds received from these sales during the first nine months of 2006 and 2005 were $674 million and $218 million, respectively. The Company recorded pre-tax losses from sales of businesses of $14 million during the first nine months of 2006, and recorded pre-tax gains from sales of businesses of $115 million during the first nine months of 2005.

In July 2006, the Company announced that it had agreed to sell its rice brand and assets for approximately $280 million. The transaction closed in October 2006 and resulted in an after-tax gain of approximately $160 million or $0.10 per diluted share, which will be recorded in the fourth quarter.

The operating results of the other divestitures, discussed above, in the aggregate, were not material to the Company’s consolidated financial position, results of operations or cash flows in any of the periods presented.

Note 6. Stock Plans:

Under the Kraft 2005 Performance Incentive Plan (the “2005 Plan”), the Company may grant to eligible employees awards of stock options, stock appreciation rights, restricted stock, restricted and deferred stock units, and other awards based on the Company’s Class A common stock, as well as performance-based annual and long-term incentive awards. A maximum of 150 million shares of the Company’s Class A common stock may be issued under the 2005 Plan, of which no more than 45 million shares may be awarded as restricted stock. In addition, under the Kraft 2006 Stock Compensation Plan for Non-Employee Directors (the “2006 Directors Plan”), the Company may grant up to 500,000 shares of Class A common stock to members of the Board of Directors who are not full-time employees of the Company or Altria Group, Inc., or their subsidiaries, over a five-year period. Shares available to be granted under the 2005 Plan and the 2006 Directors Plan at September 30, 2006, were 143,550,090 and 481,555, respectively. Restricted shares available for grant under the 2005 Plan at September 30, 2006, were 38,550,090.

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

Stock Option Plan

Stock option activity was as follows for the nine months ended September 30, 2006:

	Shares Subject to Option	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance at January 1, 2006	15,145,840	$31.00
Options exercised	(850,491)	31.00
Options cancelled	(330,860)	31.00
Balance at September 30, 2006	13,964,489	31.00	5 years	$65 million
Exercisable at September 30, 2006	13,964,489	31.00	5	65

The total intrinsic value of options exercised was $2.5 million and $0.6 million during the nine months ended September 30, 2006 and 2005, respectively, and $2.4 million during the three months ended September 30, 2006.

Prior to the initial public offering (“IPO”), certain employees of the Company participated in Altria Group, Inc.’s stock compensation plans. Altria Group, Inc. does not intend to issue additional Altria Group, Inc. stock compensation to the Company’s employees, except for reloads of previously issued options.

Pre-tax compensation cost and the related tax benefit for Altria stock option awards for reloads totaled $2.6 million and $0.9 million, respectively, for the nine months ended September 30, 2006 and $0.6 million and $0.2 million, respectively, for the three months ended September 30, 2006. The fair value of the awards was determined using a modified Black-Scholes methodology using the following assumptions for Altria Group, Inc. common stock:

	Risk-Free Interest Rate	Weighted Average Expected Life	Expected Volatility	Expected Dividend Yield	Fair Value at Grant Date

2006 Altria Group, Inc.	4.87%	4 years	26.73%	4.43%	$12.79
2005 Altria Group, Inc.	3.81	4	33.13	4.44	14.05

The Company’s employees held options to purchase the following number of shares of Altria Group, Inc. stock at September 30, 2006:

	Shares Subject to Option	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance at September 30, 2006	15,443,316	$40.30	3 years	$560 million
Exercisable at September 30, 2006	15,375,662	40.16	3	560

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Restricted Stock Plans

The Company may grant shares of restricted stock and rights to receive shares of stock to eligible employees, giving them in most instances all of the rights of stockholders, except that they may not sell, assign, pledge or otherwise encumber such shares and rights. Such shares and rights are subject to forfeiture if certain employment conditions are not met. Restricted stock generally vests on the third anniversary of the grant date.

The fair value of the restricted shares and rights at the date of grant is amortized to expense ratably over the restriction period. The Company recorded pre-tax compensation expense related to restricted stock and rights of $99 million (including the pre-tax cumulative effect gain of $9 million from the adoption of SFAS No. 123(R)) and $112 million for the nine months ended September 30, 2006 and 2005, respectively, and $38 million and $36 million for the three months ended September 30, 2006 and 2005, respectively. The deferred tax benefit recorded related to this compensation expense was $36 million and $41 million for the nine months ended September 30, 2006 and 2005, respectively, and $14 million and $13 million for the three months ended September 30, 2006 and 2005, respectively. The unamortized compensation expense related to the Company’s restricted stock and rights was $236 million at September 30, 2006 and is expected to be recognized over a weighted average period of 2 years.

The Company’s restricted stock and rights activity was as follows for the nine months ended September 30, 2006:

		Weighted-Average
	Number of	Grant Date Fair Value
	Shares	Per Share
Balance at January 1, 2006	15,085,116	$33.80
Granted	6,846,035	29.16
Vested	(4,179,405)	36.34
Forfeited	(2,071,630)	32.18
Balance at September 30, 2006	15,680,116	31.31

The weighted-average grant date fair value of restricted stock and rights granted during the nine months ended September 30, 2006 and 2005 was $200 million and $197 million, respectively, or $29.16 and $33.31 per restricted share or right, respectively. The total fair value of restricted stock and rights vested during the nine months ended September 30, 2006 and 2005 was $122 million and $2 million, respectively.

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 7. Earnings Per Share:

Basic and diluted EPS from continuing and discontinued operations were calculated using the following:

	For the Nine Months Ended September 30,
	2006	2005
	(in millions)
Earnings from continuing operations	$2,436	$2,131
Loss from discontinued operations		(272)
Net earnings	$2,436	$1,859

Weighted average shares for basic EPS	1,648	1,690

Plus incremental shares from assumed conversions of stock options, restricted stock and stock rights	10	8

Weighted average shares for diluted EPS	1,658	1,698

	For the Three Months Ended September 30,
	2006	2005
	(in millions)
Net earnings	$748	$674

Weighted average shares for basic EPS	1,638	1,681

Plus incremental shares from assumed conversions of stock options, restricted stock and stock rights	10	8

Weighted average shares for diluted EPS	1,648	1,689

For the nine months and three months ended September 30, 2006 and the nine months ended September 30, 2005, the number of stock options excluded from the calculation of weighted average shares for diluted EPS because their effects were antidilutive (i.e. the cash that would be received upon exercise is greater than the average market price of the stock during the period) was immaterial. For the three months ended September 30, 2005, 15 million stock options were excluded from the calculation of weighted average shares for diluted EPS because their effects were antidilutive.

Note 8. Contingencies:

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

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Third-Party Guarantees: At September 30, 2006, the Company’s third-party guarantees, which are primarily derived from acquisition and divestiture activities, approximated $21 million. Substantially all of these guarantees expire through 2013, with $12 million expiring through September 30, 2007. The Company is required to perform under these guarantees in the event that a third party fails to make contractual payments or achieve performance measures. The Company has a liability of $12 million on its condensed consolidated balance sheet at September 30, 2006, relating to these guarantees.

Note 9.   Goodwill and Other Intangible Assets, Net:

Goodwill by reportable segment was as follows:

	September 30, 2006	December 31, 2005
	(in millions)

North America Beverages	$1,372	$1,372
North America Cheese & Foodservice	4,227	4,216
North America Convenient Meals	2,167	2,167
North America Grocery	3,058	3,058
North America Snacks & Cereals	8,794	8,990
European Union	5,095	3,858
Developing Markets, Oceania & North Asia	1,027	987
Total goodwill	$25,740	$24,648

Intangible assets were as follows:

	September 30, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)

Non-amortizable intangible assets	$10,047		$10,482
Amortizable intangible assets	94	$66	95	$61
Total intangible assets	$10,141	$66	$10,577	$61

Non-amortizable intangible assets consist substantially of brand names purchased through the Nabisco acquisition. Amortizable intangible assets consist primarily of certain trademark licenses and non-compete agreements. Amortization expense for intangible assets was $6 million and $9 million for the nine months ended September 30, 2006 and 2005, respectively, and $1 million and $4 million for the three months ended September 30, 2006 and 2005, respectively. Amortization expense for each of the next five years is currently estimated to be approximately $10 million or less.

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The movement in goodwill and gross carrying amount of intangible assets from December 31, 2005, is as follows:

	Goodwill	Intangible Assets
	(in millions)
Balance at December 31, 2005	$24,648	$10,577
Changes due to:
Currency	325	2
Acquisitions	952
Divestitures	(161)	(356)
Asset impairment	(25)	(79)
Other	1	(3)
Balance at September 30, 2006	$25,740	$10,141

The increase in goodwill from acquisitions is related to preliminary allocations of purchase price for the Company’s acquisition of certain United Biscuits operations and Nabisco trademarks as discussed in Note 4. Acquisitions. The allocations are based upon preliminary estimates and assumptions and are subject to revision when appraisals are finalized, which is expected within the next six months.

Note 10. Segment Reporting:

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

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Segment data were as follows:

	For the Nine Months Ended September 30,
	2006	2005
	(in milions)
Net revenues:
North America Beverages	$2,345	$2,260
North America Cheese & Foodservice	4,410	4,436
North America Convenient Meals	3,676	3,458
North America Grocery	2,019	2,195
North America Snacks & Cereals	4,729	4,506
European Union	4,550	4,702
Developing Markets, Oceania & North Asia	3,256	2,893
Net revenues	$24,985	$24,450

Earnings from continuing operations before income taxes and minority interest:
Operating companies income:
North America Beverages	$345	$394
North America Cheese & Foodservice	615	644
North America Convenient Meals	568	580
North America Grocery	674	608
North America Snacks & Cereals	666	690
European Union	562	530
Developing Markets, Oceania & North Asia	255	262
Amortization of intangibles	(6)	(9)
General corporate expenses	(127)	(144)
Operating income	3,552	3,555
Interest and other debt expense, net	(377)	(489)
Earnings from continuing operations before income taxes and minority interest	$3,175	$3,066

	For the Three Months Ended September 30,
	2006	2005
	(in millions)
Net revenues:
North America Beverages	$731	$717
North America Cheese & Foodservice	1,446	1,459
North America Convenient Meals	1,232	1,172
North America Grocery	597	646
North America Snacks & Cereals	1,585	1,557
European Union	1,544	1,499
Developing Markets, Oceania & North Asia	1,108	1,007
Net revenues	$8,243	$8,057

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	For the Three Months Ended September 30,
	2006	2005
	(in millions)
Earnings before income taxes and minority interest:
Operating companies income:
North America Beverages	$83	$106
North America Cheese & Foodservice	233	194
North America Convenient Meals	183	198
North America Grocery	176	197
North America Snacks & Cereals	255	253
European Union	347	143
Developing Markets, Oceania & North Asia	122	109
Amortization of intangibles	(1)	(4)
General corporate expenses	(41)	(48)
Operating income	1,357	1,148
Interest and other debt expense, net	(134)	(139)
Earnings before income taxes and minority interest	$1,223	$1,009

As discussed in Note 2. Asset Impairment, Exit and Implementation Costs, the Company recorded asset impairment, exit and implementation costs of $606 million and $148 million during the nine months and three months ended September 30, 2006, respectively, and $266 million and $42 million during the nine months and three months ended September 30, 2005, respectively. See Note 2 for a breakdown of these pre-tax charges by segment.

During the third quarter of 2006, the Company recorded a pre-tax gain of $251 million, which represented the redemption of its outstanding investment in United Biscuits. This gain is included in the operating companies income of the European Union segment. During the third quarter of 2006, the Company also sold its pet snacks brand and assets and recorded a pre-tax loss of $3 million, which is included in the operating companies income of the North America Snacks & Cereals segment. The Company also recorded tax expense of $57 million related to the sale. During the second quarter of 2006, the Company sold its industrial coconut assets and recorded a pre-tax loss of $8 million, which is included in the operating companies income of the North America Cheese & Foodservice segment. During the first quarter of 2006, the Company sold certain Canadian assets and recorded a pre-tax loss of $1 million, which is included in the operating companies income of the North America Grocery segment. In addition, during the first quarter of 2006, the Company sold a small U.S. biscuit brand, resulting in a pre-tax loss of $2 million, which is included in the operating companies income of the North America Snacks & Cereals segment.

During the second quarter of 2005, the Company sold its fruit snacks assets and recorded a pre-tax loss of $2 million, which is included in the operating companies income of the North America Grocery segment. Also in the second quarter of 2005, the Company recorded a pre-tax gain of $1 million from the sale of its U.S. yogurt assets, which is included in the operating companies income of the North America Cheese & Foodservice segment. During the first quarter of 2005, the Company sold its U.K. desserts assets and recorded a pre-tax gain of $115 million, which is included in the operating companies income of the European Union segment. In addition, the Company sold a minor trademark in Mexico, resulting in a pre-tax gain of $1 million, which is included in the operating companies income of the Developing Markets, Oceania & North Asia segment.

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Net revenues by consumer sector, which include the separation of Foodservice into sector components, were as follows (in millions):

	For the Nine Months Ended September 30, 2006			For the Nine Months Ended September 30, 2005
	Kraft North America Commercial	Kraft International Commercial	Total	Kraft North America Commercial	Kraft International Commercial	Total
Consumer Sector:
Snacks	$3,994	$2,988	$6,982	$3,815	$2,804	$6,619
Beverages	2,539	2,823	5,362	2,451	2,729	5,180
Cheese & Dairy	3,485	1,135	4,620	3,473	1,127	4,600
Grocery	3,276	571	3,847	3,422	638	4,060
Convenient Meals	3,885	289	4,174	3,694	297	3,991
Net revenues	$17,179	$7,806	$24,985	$16,855	$7,595	$24,450

	For the Three Months Ended September 30, 2006			For the Three Months Ended September 30, 2005
	Kraft North America Commercial	Kraft International Commercial	Total	Kraft North America Commercial	Kraft International Commercial	Total
Consumer Sector:
Snacks	$1,372	$994	$2,366	$1,313	$921	$2,234
Beverages	795	955	1,750	780	900	1,680
Cheese & Dairy	1,142	391	1,533	1,132	362	1,494
Grocery	981	202	1,183	1,077	218	1,295
Convenient Meals	1,301	110	1,411	1,249	105	1,354
Net revenues	$5,591	$2,652	$8,243	$5,551	$2,506	$8,057

Note 11. Financial Instruments:

During the nine months and three months ended September 30, 2006 and 2005, ineffectiveness related to cash flow hedges was not material. At September 30, 2006, the Company was hedging forecasted transactions for periods not exceeding the next fifteen months and expects substantially all amounts reported in accumulated other comprehensive earnings (losses) to be reclassified to the consolidated statement of earnings within the next twelve months.

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Hedging activities affected accumulated other comprehensive earnings (losses), net of income taxes, as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2006	2005	2006	2005
	(in millions)

(Loss) gain at beginning of period	$(4)	$6	$(3)	$14

Derivative losses (gains) transferred to earnings	7	(26)	(3)	(14)

Change in fair value	(41)	25	(32)	5

(Loss) gain as of September 30	$(38)	$5	$(38)	$5

Note 12. Benefit Plans:

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

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following for the nine months and three months ended September 30, 2006 and 2005:

	U.S. Plans		Non-U.S. Plans
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)
Service cost	$127	$123	$70	$60
Interest cost	266	259	125	129
Expected return on plan assets	(378)	(380)	(149)	(144)
Amortization:
Unrecognized net loss from experience differences	149	124	54	36
Prior service cost	4	3	6	6
Other expense		11	2	4
Net periodic pension cost	$168	$140	$108	$91

Kraft Foods Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended		For the Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in millions)

Service cost	$42	$41	$24	$19
Interest cost	89	86	42	43
Expected return on plan assets	(126)	(126)	(50)	(47)
Amortization:
Unrecognized net loss from experience differences	50	41	20	12
Prior service cost	1	1	2	2
Other expense			2
Net periodic pension cost	$56	$43	$40	$29

Other expense, above, is due primarily to additional pension benefits related to workforce reduction programs under the Company’s restructuring program and is included as part of asset impairment and exit costs.

Employer Contributions

The Company presently makes, and plans to make, contributions, to the extent that they are tax deductible or do not generate an excise tax liability, in order to maintain plan assets in excess of the accumulated benefit obligation of its funded U.S. and non-U.S. plans.  During the nine months ended September 30, 2006, $140 million and $67 million of employer contributions were made to U.S. plans and non-U.S. plans, respectively.  Currently, the Company anticipates making additional contributions of approximately $10 million during the remainder of 2006 to its U.S. plans and approximately $40 million during the remainder of 2006 to its non-U.S. plans, based on current tax law.  However, these estimates are subject to change as a result of many factors, including changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or significant changes in interest rates.  During the nine months ended September 30, 2005, $207 million and $64 million of employer contributions were made to U.S. plans and non-U.S. plans, respectively.

Kraft Foods Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Postretirement Benefit Plans

Net postretirement health care costs consisted of the following for the nine months and three months ended September 30, 2006 and 2005:

	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in millions)

Service cost	$37	$36	$12	$12
Interest cost	131	128	44	43
Amortization:
Unrecognized net loss from experience differences	58	43	17	14
Unrecognized prior service cost	(19)	(18)	(6)	(6)
Net postretirement health care costs	$207	$189	$67	$63

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”).  SFAS No. 158 requires that employers recognize the funded status of their defined benefit pension and other postretirement plans on the consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost.  The Company will adopt the recognition and related disclosure provisions of SFAS No. 158, prospectively, on December 31, 2006.  The Company is currently assessing the impact of SFAS No. 158 on the consolidated financial statements.  However, based on the funded status of the Company’s defined benefit pension, postretirement medical and postemployment plans as of December 31, 2005, the Company estimates that total assets will decrease by approximately $2.6 billion, total liabilities will increase by approximately $0.2 billion and shareholders’ equity will decrease by approximately $2.8 billion, net of taxes.  The actual impact of implementing SFAS No. 158 is highly dependent on a number of assumptions, including the discount rates in effect at December 31, 2006, and the actual rate of return on pension assets for 2006.  These factors could increase or decrease the expected impact of implementing SFAS No. 158 in the Company’s consolidated financial statements at December 31, 2006.

SFAS No. 158 also requires an entity to measure plan assets and benefit obligations as of the date of its fiscal year-end statement of financial position for fiscal years ending after December 15, 2008.  The Company’s non-U.S. pension plans (other than Canadian pension plans) are measured at September 30 of each year.  The Company expects to adopt the measurement date provision of SFAS No. 158 and measure these plans as of December 31 of each year beginning December 31, 2008.  The Company is presently evaluating the impact of the measurement date change.

Kraft Foods Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 13.  Income Taxes:

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” The U.S. accounts of the Company are included in the consolidated federal income tax return of Altria Group, Inc.  Income taxes are generally computed on a separate company basis.  To the extent that foreign tax credits, capital losses and other credits generated by the Company, which cannot currently be utilized on a separate company basis, are utilized in Altria Group, Inc.’s consolidated federal income tax return, the benefit is recognized in the calculation of the Company’s provision for income taxes.  The Company makes payments to, or is reimbursed by, Altria Group, Inc. for the tax effects resulting from its inclusion in Altria Group, Inc.’s consolidated federal income tax return, including current taxes payable and net changes in tax provisions.  Significant judgment is required in determining income tax provisions and in evaluating tax positions.  The Company establishes additional provisions for income taxes when, despite the belief that existing tax positions are fully supportable, there remain certain positions that are likely to be challenged and that may not be sustained on review by tax authorities.  The Company evaluates and potentially adjusts these provisions in light of changing facts and circumstances.  The consolidated tax provision includes the impact of changes to accruals deemed necessary.  Upon the closure of current and future tax audits in various jurisdictions, income tax accrual reversals could continue to occur, which could trigger cash reimbursements from Altria Group, Inc.

In the first quarter of 2006, the United States Internal Revenue Service concluded its examination of Altria Group, Inc.’s consolidated tax returns for the years 1996 through 1999 and issued a final Revenue Agents Report on March 15, 2006.   Consequently, Altria Group, Inc. reimbursed the Company in cash for unrequired federal tax reserves of $337 million and pre-tax interest of $46 million ($29 million after-tax).  The Company also recognized net state tax reversals of $39 million, resulting in a total net earnings benefit of $405 million or $0.24 per diluted share, for the nine months ended September 30, 2006.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for the Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” which will become effective for the Company on January 1, 2007.  The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return.  The Company and Altria Group, Inc. are presently evaluating the impact of FASB Interpretation No. 48 and currently believe that its adoption will result in an increase to shareholders’ equity on January 1, 2007, which might be significant.

Note 14.  Other New Accounting Pronouncements:

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,” which will be effective for financial statements issued for fiscal years beginning after November 15, 2007.  This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The adoption of this statement will not have a material impact on the Company’s financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of the Company

Kraft Foods Inc. (“Kraft”), together with its subsidiaries (collectively referred to as the “Company”), manufactures and markets packaged food products, consisting principally of beverages, cheese, snacks, convenient meals and various packaged grocery products.  Kraft manages and reports operating results through two units, Kraft North America Commercial and Kraft International Commercial.  Reportable segments for Kraft North America Commercial are organized and managed principally by product category.  Kraft International Commercial’s operations are organized and managed by geographic location.  At September 30, 2006, Altria Group, Inc. held 98.5% of the combined voting power of Kraft’s outstanding capital stock and owned 88.6% of the outstanding shares of Kraft’s capital stock.

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

As previously communicated, for significant business reasons, the Altria Group, Inc. Board of Directors is looking at a number of restructuring alternatives, including the possibility of separating Kraft from the balance of Altria Group, Inc.  On October 25, 2006, the Board of Directors of Altria Group, Inc. announced that it intends to finalize its decision, including the precise timing, on the distribution of all Kraft shares owned by Altria to Altria Group, Inc.’s shareholders at its regularly scheduled meeting on January 31, 2007.

Executive Summary

The following executive summary is intended to provide significant highlights of the Discussion and Analysis that follows.

Consolidated Operating Results for the Nine Months ended September 30, 2006 — The changes in the Company’s earnings and diluted earnings per share (“EPS”) from continuing operations for the nine months ended September 30, 2006 from the nine months ended September 30, 2005 were due primarily to the following (in millions, except per share data):

	Earnings from Continuing Operations	Diluted EPS from Continuing Operations
For the nine months ended September 30, 2005	$2,131	$1.26

2006 Asset impairment, exit and implementation costs — restructuring	(331)	(0.20)
2005 Asset impairment, exit and implementation costs — restructuring	117	0.06
2006 Asset impairments — non-restructuring	(78)	(0.05)
2005 Asset impairments — non-restructuring	60	0.04
2006 Gain on redemption of United Biscuits investment	148	0.09
2006 Losses on sales of businesses	(70)	(0.04)
2005 Gains on sales of businesses	(67)	(0.04)
Change in tax rate	(66)	(0.04)
Favorable resolution of the Altria Group, Inc. 1996-1999 IRS Tax Audit	405	0.24
Shares outstanding		0.03
Operations	187	0.12

For the nine months ended September 30, 2006	$2,436	$1.47

See discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

The unfavorable net impact of asset impairment, exit and implementation costs on earnings and diluted EPS from continuing operations is due primarily to the following:

Restructuring Program — The Company announced a three-year restructuring program in January 2004.  In January 2006, the Company announced plans to expand its restructuring efforts through 2008.  During the nine months ended September 30, 2006 and 2005, the Company recorded pre-tax charges of $496 million ($331 million after-tax) and $173 million ($117 million after-tax), respectively, for the restructuring plan, including pre-tax implementation costs of $53 million and $61 million, respectively.

Asset Impairment Charges — The Company incurred a pre-tax asset impairment charge of $86 million ($63 million after-tax) in the first quarter of 2006 in recognition of the sale of its pet snacks brand and assets, which was completed in the third quarter of 2006.  The charge, which includes the write-off of a portion of the associated goodwill, and intangible and fixed assets, was recorded as asset impairment and exit costs on the condensed consolidated statement of earnings.

In addition, during the first quarter of 2006, the Company completed its annual review of goodwill and intangible assets and recorded non-cash pre-tax charges of $24 million ($15 million after-tax) related to an intangible asset impairment for biscuits assets in Egypt and hot cereal assets in the United States.  These charges were recorded as asset impairment and exit costs on the condensed consolidated statement of earnings. During the second quarter of 2005, the Company sold its fruit snacks assets and incurred a pre-tax asset impairment charge of $93 million ($60 million after-tax) in the first quarter of 2005 in recognition of the sale.  The charge, which includes the write-off of all associated intangible assets, was recorded as asset impairment and exit costs on the condensed consolidated statement of earnings.

For further details on the restructuring program or asset impairment and implementation costs, see Note 2 to the Condensed Consolidated Financial Statements and the Business Environment section of the following Discussion and Analysis.

Gain on Redemption of United Biscuits Investment — In the third quarter of 2006 the Company realized a pre-tax gain of $251 million ($148 million after-tax) on the redemption of its outstanding investment in United Biscuits.  For further details see Note 4 to the Condensed Consolidated Financial Statements.

Losses/Gains on Sales of Businesses — The 2006 losses on sales of businesses were due primarily to tax expense of $57 million related to the sale of the Company’s pet snacks brand and assets in the third quarter of 2006.  The 2005 gains on sales of businesses were due primarily to the gain on sale of the Company’s U.K. desserts assets in the first quarter of 2005.

Income Tax Benefit - The 2006 tax benefit reflects a reimbursement from Altria Group, Inc. in cash for unrequired federal tax reserves of $337 million and pre-tax interest of $46 million ($29 million after-tax), as well as net state tax reversals of $39 million, due to the conclusion of an audit of Altria Group, Inc.’s consolidated federal income tax returns for the years 1996 through 1999.  Included within the change in tax rates, among other things, are a benefit of $52 million in 2006 and $56 million in 2005 from the resolution of outstanding items in the Company’s international operations, and $24 million in 2005 from the settlement of an outstanding U.S. tax claim.  The 2005 income tax rate also includes benefits from the dividend repatriation provision of the American Jobs Creation Act.

Operations - The $187 million increase from operations was due primarily to the following:

•                  Higher income in North America Snacks & Cereals, reflecting higher pricing, higher volume/mix and lower marketing costs, partially offset by higher commodity costs and increased promotional spending.

•                  Higher income in North America Convenient Meals, reflecting higher volume/mix and higher pricing.

•                  Higher income in North America Cheese & Foodservice, reflecting lower commodity costs, higher pricing and favorable volume/mix, partially offset by increased promotional spending.

•                  Higher income in Developing Markets, Oceania & North Asia, reflecting favorable volume/mix and higher pricing, partially offset by higher product costs and increased marketing spending.

•                  Higher income in the European Union, reflecting higher pricing, favorable volume/mix and lower fixed manufacturing costs, partially offset by higher product costs and increased promotional spending.

•                  Lower interest and other debt expense, reflecting lower debt levels and the redemption of higher coupon Nabisco bonds, partially offset by higher short-term interest rates.

Partially offset by:

•                  Lower income in North America Beverages, reflecting higher commodity costs, increased marketing spending and higher fixed manufacturing costs, partially offset by favorable volume/mix and higher pricing.

•                  Lower income in North America Grocery, reflecting lower volume/mix and higher general and administrative costs.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

Consolidated Operating Results for the Three Months ended September 30, 2006 — The changes in the Company’s net earnings and diluted EPS for the three months ended September 30, 2006 from the three months ended September 30, 2005 were due primarily to the following (in millions, except per share data):

	Net Earnings	Diluted EPS
For the three months ended September 30, 2005	$674	$0.40

2006 Asset impairment, exit and implementation costs — restructuring	(94)	(0.06)
2005 Asset impairment, exit and implementation costs — restructuring	28	0.02
2006 Gain on redemption of United Biscuits investment	148	0.09
2006 Losses on sales of businesses	(60)	(0.04)
Shares outstanding		0.01
Operations	52	0.03

For the three months ended September 30, 2006	$748	$0.45

See discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

The unfavorable net impact of asset impairment, exit and implementation costs on net earnings and diluted EPS is due primarily to the following:

Restructuring Program — During the three months ended September 30, 2006 and 2005, the Company recorded pre-tax charges of $148 million ($94 million after-tax) and $42 million ($28 million after-tax), respectively, for the restructuring plan, including pre-tax implementation costs of $23 million and $16 million, respectively.

For further details on the restructuring program or asset impairment and implementation costs, see Note 2 to the Condensed Consolidated Financial Statements and the Business Environment section of the following Discussion and Analysis.

Gain on Redemption of United Biscuits Investment — In the third quarter of 2006 the Company realized a pre-tax gain of $251 million ($148 million after-tax) on the redemption of its outstanding investment in United Biscuits.  For further details see Note 4 to the Condensed Consolidated Financial Statements.

Losses on Sales of Businesses — The unfavorable impact on earnings and diluted EPS from continuing operations is due primarily to tax expense related to the sale of the Company’s pet snacks brand and assets in the third quarter of 2006.

Operations — The $52 million increase from operations was due primarily to the following:

•                  Higher income in North America Cheese & Foodservice, reflecting lower commodity costs and higher pricing, partially offset by increased promotional spending.

•                  Higher income in North America Snacks & Cereals, reflecting higher pricing and favorable volume/mix, partially offset by higher commodity costs.

•                  Higher income in North America Convenient Meals, reflecting higher pricing and higher volume/mix, partially offset by higher product costs.

•                  Higher income in Developing Markets, Oceania & North Asia, reflecting favorable volume/mix and higher pricing, partially offset by higher product costs and higher marketing expense.

Partially offset by:

•                  Lower income in North America Beverages, reflecting higher commodity costs and increased promotional spending, partially offset by higher pricing and favorable volume/mix.

•                  Lower income in the European Union, reflecting higher marketing costs, lower pricing and increased promotional spending, partially offset by lower fixed manufacturing costs.

•                  Lower income in North America Grocery, reflecting higher marketing and general & administrative costs and lower volume/mix, partially offset by higher pricing and lower costs.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.

2006 Forecasted Results — In October 2006, the Company increased its full-year diluted EPS guidance for 2006 to $1.86 to $1.89 per diluted share from $1.78 to $1.83.  The change reflects the third quarter $0.09 one-time gain related to the Company’s redemption of its outstanding investment in United Biscuits (down $0.04 from a previous estimate of $0.13 due to finalization of tax impacts and currency) and a projected fourth quarter $0.10 one-time gain for the divestiture of the Company’s rice brand and assets.

Guidance also includes $0.40 per diluted share of charges attributable to the Company’s restructuring program and other impairment charges, a loss of $0.07 per diluted share related to the divestiture of the pet snacks brand and assets and a one-time gain of $0.24 per diluted share for the favorable resolution of the Altria Group, Inc. 1996-1999 IRS Tax Audit.

The Company currently forecasts its 2006 effective income tax rate to average 32.5% (down from 33%), excluding charges for asset impairment, exit and implementation costs; the impacts of the IRS tax audit resolution; and one-time gains and losses related to acquisitions and divestitures.

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

Fluctuations in commodity costs can lead to retail price volatility and intense price competition, and can influence consumer and trade buying patterns.  During the first nine months of 2006, the Company’s commodity costs on average have been higher than those incurred during the first nine months of 2005 (most notably higher coffee, energy and packaging costs, partially offset by lower cheese and meat costs), and have adversely affected earnings.  For the first nine months of 2006, the Company’s commodity costs were approximately $160 million higher than the first nine months of 2005.

Restructuring

In January 2004, the Company announced a three-year restructuring program (which is discussed further in Note 2. Asset Impairment, Exit and Implementation Costs) with the objectives of leveraging the Company’s global scale, realigning and lowering its cost structure, and optimizing capacity utilization. In January 2006, the Company announced plans to expand its restructuring efforts through 2008.  The entire restructuring program is expected to result in $3.7 billion in pre-tax charges, the closure of up to 40 facilities, the elimination of approximately 14,000 positions and annualized cost savings at the completion of the program of approximately $1.15 billion.  Approximately $2.3 billion of the $3.7 billion in pre-tax charges are expected to require cash payments.  Pre-tax restructuring program charges during 2006 are expected to be approximately $1 billion.  Total pre-tax restructuring program charges incurred were $496 million and $173 million in the nine months ended September 30, 2006 and 2005, respectively, and $148 million and $42 million in the three months ended September 30, 2006 and 2005, respectively.  Total pre-tax restructuring charges for the program incurred from January 2004 through September 30, 2006 were $1.4 billion and specific programs announced will result in the elimination of approximately 9,200 positions.  Approximately 60% of the pre-tax charges to date are expected to require cash payments.  In October 2006, the Company announced that it continues to expect that full-year 2006 charges attributable to the restructuring program and other impairment charges will total approximately $1 billion, but now expects cumulative savings will reach approximately $530 million by the end of 2006, down from the previous expectation of $560 million due to the timing of activities.  However, there are no changes to the total cost or savings expectations over the life of the full restructuring program.

In addition, the Company expects to incur approximately $550 million in capital expenditures to implement the restructuring program.  From January 2004 through September 30, 2006, the Company spent $197 million in capital, including $53 million spent in the first nine months of 2006, to implement the restructuring program.  Cumulative annualized cost savings as a result of the restructuring program were approximately $260 million through 2005, and are anticipated to reach approximately $530 million by the end of 2006, all of which are expected to be used in support of brand-building initiatives.  Through September 30, 2006, cumulative annualized cost savings for the program to date totaled approximately $465 million.

Revenues from the Tassimo hot beverage system have lagged the Company’s projections. The Company is in the process of evaluating its business model relative to this product, which may result in asset impairment charges.

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

During the third quarter of 2006, the Company acquired the Spanish and Portuguese operations of United Biscuits (“UB”), and rights to all Nabisco trademarks in the European Union, Eastern Europe, the Middle East and Africa, which UB has held since 2000, for a total cost of approximately $1.1 billion.  The Spanish and Portuguese operations of UB include its biscuits, dry desserts, canned meats, tomato and fruit juice businesses as well as seven manufacturing facilities and 1,300 employees.  Together, these businesses generated net revenues of approximately $400 million in 2005.  Due to the timing of the closing of the acquisition, the Company’s results do not reflect earnings from these operations, the amounts of which were not material.  The non-cash acquisition was financed by the Company’s assumption of approximately $541 million of debt issued by the acquired business immediately prior to the acquisition, as well as $530 million of value for the redemption of the Company’s outstanding investment in UB, primarily deep-discount securities.  The redemption of the Company’s investment in UB resulted in a pre-tax gain on closing of approximately $251 million ($148 million after-tax or $0.09 per diluted share).

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

In the third quarter of 2006, the Company completed the sale of its pet snacks brand and assets and incurred a pre-tax asset impairment charge of $86 million in the first quarter of 2006 in recognition of this sale.  During the second quarter of 2006, the Company sold its industrial coconut assets.  During the first quarter of 2006, the Company sold certain Canadian assets and a small U.S. biscuit brand and incurred pre-tax asset impairment charges of $176 million in the fourth quarter of 2005 in recognition of these sales.  During the second quarter of 2005, the Company sold its fruit snacks assets, and incurred a pre-tax asset impairment charge of $93 million in the first quarter of 2005 in recognition of this sale.  During the first quarter of 2005, the Company sold its U.K. desserts assets, its U.S. yogurt assets and a minor trademark in Mexico.  The aggregate proceeds received from these sales during the first nine months of 2006 and 2005 were $674 million and $218 million, respectively, on which pre-tax losses of $14 million and pre-tax gains of $115 million, respectively, were recorded.

In July 2006, the Company announced that it had agreed to sell its rice brand and assets for approximately $280 million. The transaction closed in October 2006 and resulted in an after-tax gain of approximately $160 million or $0.10 per diluted share, which will be recorded in the fourth quarter.

The operating results of the businesses sold, excluding the sugar confectionery business, in the aggregate, were not material to the Company’s consolidated financial position, results of operations or cash flows in any of the periods presented.

Consolidated Operating Results

	For the Nine Months Ended September 30,
	2006	2005
	(in millions, except per share data)

Volume (in pounds)	13,541	14,060

Net revenues	$24,985	$24,450

Operating income:
Operating companies income:
North America Beverages	$345	$394
North America Cheese & Foodservice	615	644
North America Convenient Meals	568	580
North America Grocery	674	608
North America Snacks & Cereals	666	690
European Union	562	530
Developing Markets, Oceania & North Asia	255	262
Amortization of intangibles	(6)	(9)
General corporate expenses	(127)	(144)
Operating income	$3,552	$3,555

Net earnings:
Earnings from continuing operations	$2,436	$2,131
Loss from discontinued operations, net of income taxes		(272)
Net earnings	$2,436	$1,859

Weighted average shares for diluted earnings per share	1,658	1,698

Diluted earnings per share:
Continuing operations	$1.47	$1.26
Discontinued operations		(0.16)
Net earnings	$1.47	$1.10

Consolidated Operating Results

	For the Three Months Ended September 30,
	2006	2005
	(in millions, except per share data)

Volume (in pounds)	4,362	4,593

Net revenues	$8,243	$8,057

Operating income:
Operating companies income:
North America Beverages	$83	$106
North America Cheese & Foodservice	233	194
North America Convenient Meals	183	198
North America Grocery	176	197
North America Snacks & Cereals	255	253
European Union	347	143
Developing Markets, Oceania & North Asia	122	109
Amortization of intangibles	(1)	(4)
General corporate expenses	(41)	(48)
Operating income	$1,357	$1,148

Net earnings	$748	$674

Weighted average shares for diluted earnings per share	1,648	1,689

Diluted earnings per share	$0.45	$0.40

The following events occurred during the first nine months and third quarter of 2006 and 2005 that affected the comparability of statement of earnings amounts:

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

•                        Asset impairment, exit and implementation costs —  As discussed in Note 2 to the condensed consolidated financial statements, the pre-tax asset impairment, exit and implementation costs were included in the operating companies income of the following segments:

	For the Nine Months Ended September 30, 2006
	Restructuring Costs	Asset Impairment	Total Asset Impairment and Exit Costs	Implementation Costs	Total
	(in millions)

North America Beverages	$17	$—	$17	$6	$23
North America Cheese & Foodservice	80		80	7	87
North America Convenient Meals	74		74	9	83
North America Grocery	18		18	7	25
North America Snacks & Cereals	28	99	127	9	136
European Union	161		161	11	172
Developing Markets, Oceania & North Asia	65	11	76	4	80
Total	$443	$110	$553	$53	$606

	For the Nine Months Ended September 30, 2005
	Restructuring Costs	Asset Impairment	Total Asset Impairment and Exit Costs	Implementation Costs	Total
	(in millions)

North America Beverages	$3	$—	$3	$5	$8
North America Cheese & Foodservice	9		9	6	15
North America Convenient Meals	2		2	2	4
North America Grocery	12	93	105	1	106
North America Snacks & Cereals	5		5	29	34
European Union	67		67	14	81
Developing Markets, Oceania & North Asia	14		14	4	18
Total	$112	$93	$205	$61	$266

	For the Three Months Ended September 30, 2006
	Restructuring Costs	Asset Impairment	Total Asset Impairment and Exit Costs	Implementation Costs	Total
	(in millions)

North America Beverages	$8	$—	$8	$2	$10
North America Cheese & Foodservice	14		14	6	20
North America Convenient Meals	22		22	5	27
North America Grocery	5		5	3	8
North America Snacks & Cereals	13		13	5	18
European Union	62		62	2	64
Developing Markets, Oceania & North Asia	1		1		1
Total	$125	$—	$125	$23	$148

	For the Three Months Ended September 30, 2005
	Restructuring Costs	Asset Impairment	Total Asset Impairment and Exit Costs	Implementation Costs	Total
	(in millions)

North America Beverages	$(1)	$—	$(1)	$2	$1
North America Cheese & Foodservice	1		1	2	3
North America Convenient Meals
North America Grocery	1		1	1	2
North America Snacks & Cereals	1		1	6	7
European Union	20		20	4	24
Developing Markets, Oceania & North Asia	4		4	1	5
Total	$26	$—	$26	$16	$42

•                        Gain on redemption of United Biscuits investment — As more fully discussed in Note 4. Acquisitions, in the third quarter of 2006, the Company acquired the Spanish and Portuguese operations of United Biscuits (“UB”) and rights to all Nabisco trademarks in the European Union, Eastern Europe, the Middle East and Africa.  The redemption of the Company’s outstanding investment in UB resulted in a pre-tax gain on closing of approximately $251 million ($148 million after-tax, or $0.09 per diluted share).

•                        Losses/Gains on Sales of Businesses — During the third quarter of 2006, the Company completed the sale of its pet snacks brand and assets and recorded a pre-tax loss of $3 million. This loss is included in the operating companies income of the North America Snacks & Cereals segment. The Company also recorded tax expense of $57 million related to the sale. During the second quarter of 2006, the Company sold its industrial coconut assets and recorded a pre-tax loss of $8 million. This loss is included in the operating companies income of the North America Cheese & Foodservice segment. During the first quarter of 2006, the Company sold certain Canadian assets and recorded a pre-tax loss of $1 million. This loss is included in the operating companies income of the North America Grocery segment. In addition, the Company sold a small U.S. biscuit brand in the first quarter of 2006, resulting in a pre-tax loss of $2 million. This loss is included in the operating companies income of the North America Snacks & Cereals segment.

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

•                        Discontinued Operations — As more fully discussed in Note 5. Divestitures, in June 2005, the Company sold substantially all of its sugar confectionery business. The Company has reflected the results of its sugar confectionery business prior to the closing date as discontinued operations on the condensed consolidated statements of earnings for all periods presented. The Company recorded a loss on sale of discontinued operations of $297 million in the second quarter of 2005, related largely to taxes on the transaction.

As discussed in Note 10. Segment Reporting, the Company’s management uses operating companies income, which is defined as operating income before general corporate expenses and amortization of intangibles, to evaluate segment performance and allocate resources. Management believes it is appropriate to disclose this measure to help investors analyze the business performance and trends of the various business segments.

Consolidated Results of Operations for the Nine Months Ended September 30, 2006

The following discussion compares consolidated operating results for the nine months ended September 30, 2006 with the nine months ended September 30, 2005.

Volume decreased 3.7%, due primarily to the impact of divestitures. Excluding the impact of divestitures, volume decreased 0.7%, due primarily to the discontinuation of certain ready-to-drink and foodservice product lines, lower grocery shipments and lower shipments in the European Union and Asia Pacific, partially offset by higher shipments of meats, biscuits, cereals and cheese in North America.

Net revenues increased $535 million (2.2%), due primarily to favorable volume/mix ($657 million) and higher net pricing ($203 million, reflecting commodity-driven pricing, partially offset by increased promotional spending), partially offset by the impact of divested businesses ($324 million).

Operating income decreased $3 million (0.1%), due primarily to higher pre-tax asset impairment and exit costs ($348 million), 2005 net gains on the sales of businesses ($115 million), higher marketing, administration and research costs ($55 million) and the impact of divestitures ($32 million), partially offset by the 2006 gain on redemption of the Company’s UB investment ($251 million), favorable volume/mix ($233 million), higher net pricing ($46 million, reflecting commodity-driven pricing, partially offset by increased promotional spending and higher costs), favorable currency ($14 million, due primarily to the weakness of the U.S. dollar against the Canadian dollar and the Brazilian real, partially offset by the strength of the U.S. dollar against the euro), lower implementation costs ($8 million) and lower fixed manufacturing costs ($6 million).

Interest and other debt expense, net, decreased $112 million (22.9%) due primarily to $46 million of pre-tax interest income associated with the conclusion of a tax audit at Altria Group, Inc., lower debt levels and the redemption of higher coupon Nabisco bonds, partially offset by higher short-term interest rates.

The Company’s income tax rate decreased by 7.3 percentage points to 23.1%. The 2006 tax rate includes a reimbursement from Altria Group, Inc. in cash for unrequired federal tax reserves of $337 million and net state tax reversals of $39 million, due to the conclusion of an audit of Altria Group, Inc.’s consolidated federal income tax returns for the years 1996 through 1999. Included within the change in tax rates, among other things, are a benefit of $52 million in 2006 and $56 million in 2005 from the resolution of outstanding items in the Company’s international operations, and $24 million in 2005 from the settlement of an outstanding U.S. tax claim. The 2006 tax rate also includes tax expense of $57 million related to the sale of the Company’s pet snacks brand and assets. The 2005 income tax rate also includes benefits from the dividend repatriation provision of the American Jobs Creation Act.

Earnings from continuing operations of $2,436 million increased $305 million (14.3%), due primarily to the tax benefit discussed above and lower interest expense. Diluted EPS from continuing operations, which was $1.47, increased by 16.7%.

The loss from discontinued operations, net of income taxes, in 2005 was due primarily to the recording of additional tax expense of $297 million that arose from the sale of the sugar confectionery business in the second quarter of 2005.

Net earnings of $2,436 million increased $577 million (31.0%). Diluted EPS from net earnings, which was $1.47, increased by 33.6%.

Consolidated Results of Operations for the Three Months Ended September 30, 2006

The following discussion compares consolidated operating results for the three months ended September 30, 2006 with the three months ended September 30, 2005.

Volume decreased 5.0%, due primarily to the impact of divestitures. Excluding the impact of divestitures, volume decreased 1.9%, due primarily to the discontinuation of certain ready-to-drink and foodservice product lines and lower shipments of grocery products, partially offset by higher shipments of biscuits, cereals, meats, cheese and pizza in North America. Volume also decreased due to lower shipments in the European Union and Developing Markets, Oceania & North Asia.

Net revenues increased $186 million (2.3%), due primarily to favorable volume/mix ($132 million), favorable currency ($125 million, primarily in the European Union and Canada) and higher net pricing ($40 million, reflecting commodity-driven pricing, partially offset by increased promotional spending), partially offset by the impact of divested businesses ($111 million).

Operating income increased $209 million (18.2%), due primarily to the 2006 gain on redemption of the Company’s UB investment ($251 million), favorable volume/mix ($57 million), higher net pricing ($52 million, reflecting commodity-driven pricing, partially offset by increased promotional spending), favorable currency ($20 million) and lower fixed manufacturing costs ($12 million), partially offset by higher pre-tax asset impairment and exit costs ($99 million), higher marketing, administration and research costs ($52 million), the impact of divestitures ($25 million) and higher implementation costs ($7 million).

Currency movements increased net revenues by $125 million and operating income by $20 million. The currency movements were due primarily to the weakness of the U.S. dollar against the Canadian dollar and the euro.

The Company’s reported income tax rate increased by 5.6 percentage points to 38.7%, due primarily to tax expense of $57 million related to the sale of the Company’s pet snacks brand and assets in July 2006.

Net earnings of $748 million increased $74 million (11.0%), due primarily to higher operating income (reflecting gains on sales of businesses in 2006), partially offset by the higher tax rate discussed above. Diluted EPS from net earnings, which was $0.45, increased by 12.5%.

Operating Results by Business Segment

The following discussion compares operating results within each of Kraft’s reportable segments for the nine months ended September 30, 2006 with the nine months ended September 30, 2005.

	For the Nine Months Ended September 30,
	2006	2005
	(in millions)
Volume (in pounds):
North America Beverages	2,430	2,572
North America Cheese & Foodservice	2,243	2,312
North America Convenient Meals	1,840	1,778
North America Grocery	1,424	1,761
North America Snacks & Cereals	1,988	1,986
European Union	1,561	1,582
Developing Markets, Oceania & North Asia	2,055	2,069
Volume (in pounds)	13,541	14,060

Net revenues:
North America Beverages	$2,345	$2,260
North America Cheese & Foodservice	4,410	4,436
North America Convenient Meals	3,676	3,458
North America Grocery	2,019	2,195
North America Snacks & Cereals	4,729	4,506
European Union	4,550	4,702
Developing Markets, Oceania & North Asia	3,256	2,893
Net revenues	$24,985	$24,450

Operating income:
Operating companies income:
North America Beverages	$345	$394
North America Cheese & Foodservice	615	644
North America Convenient Meals	568	580
North America Grocery	674	608
North America Snacks & Cereals	666	690
European Union	562	530
Developing Markets, Oceania & North Asia	255	262
Amortization of intangibles	(6)	(9)
General corporate expenses	(127)	(144)
Operating income	$3,552	$3,555

North America Beverages. Volume decreased 5.5%, due primarily to a decline in refreshment beverages resulting from the discontinuation of certain ready-to-drink product lines, partially offset by higher coffee shipments.

Net revenues increased $85 million (3.8%), due primarily to favorable volume/mix ($39 million), higher pricing ($35 million) and favorable currency ($11 million). In coffee, higher commodity-based pricing and shipments drove increased net revenues. In powdered beverages, favorable mix from new products also drove higher net revenues. Ready-to-drink net revenues declined due to lower shipments and discontinuation of certain products.

Operating companies income decreased $49 million (12.4%), due primarily to higher costs, net of higher pricing ($51 million, including higher commodity costs), higher pre-tax charges for asset impairment and exit costs ($14 million), higher fixed manufacturing costs ($11 million) and higher marketing, administration and research costs ($5 million), partially offset by favorable volume/mix ($32 million).

North America Cheese & Foodservice. Volume decreased 3.0%, due primarily to the divestitures of Canadian grocery assets, U.S. yogurt assets and industrial coconut assets. Excluding the impact of divestitures, volume decreased 0.1%, due primarily to lower volume in foodservice, partially offset by higher shipments of cheese. In foodservice, volume declined due to discontinuation of lower margin product lines. Cheese volume increased due to growth in natural cheese.

Net revenues decreased $26 million (0.6%), due primarily to higher promotional spending, net of higher pricing ($87 million) and the impact of divestitures ($42 million), partially offset by favorable volume/mix ($54 million) and favorable currency ($49 million). In foodservice, net revenues decreased due primarily to the impact of divestitures, lower volume and lower cheese pricing, partially offset by favorable currency. Cheese net revenues increased due primarily to higher shipments and favorable currency, partially offset by lower net pricing in response to declining cheese costs.

Operating companies income decreased $29 million (4.5%), due primarily to higher pre-tax charges for asset impairment and exit costs ($71 million), higher marketing, administration and research costs ($13 million) and the 2006 loss on the sale of industrial coconut assets ($8 million), partially offset by lower commodity costs and higher pricing, net of higher promotional spending ($31 million), favorable volume/mix ($21 million), favorable currency ($8 million) and lower fixed manufacturing costs ($7 million).

North America Convenient Meals. Volume increased 3.5%, driven by higher meat shipments (cold cuts, bacon, hot dogs and lunch combinations) and higher shipments of pizza, partially offset by lower shipments of dinners, due to competition in macaroni and cheese dinners.

Net revenues increased $218 million (6.3%), due primarily to higher volume/mix ($182 million), higher pricing, net of increased promotional spending ($24 million) and favorable currency ($12 million). In meats, net revenues were driven by continued strong results for new products and higher net pricing. Pizza net revenues increased due to higher shipments and favorable mix from new products, partially offset by higher promotional spending. Dinners net revenues were essentially flat as the impact of lower volume was offset by lower promotional spending.

Operating companies income decreased $12 million (2.1%), due primarily to higher pre-tax charges for asset impairment and exit costs ($72 million) and higher implementation costs ($7 million), partially offset by higher volume/mix ($30 million), higher pricing and favorable commodity costs ($28 million), lower fixed manufacturing costs ($7 million) and favorable currency ($4 million).

North America Grocery. Volume decreased 19.1%, due primarily to the divestitures of fruit snacks and Canadian grocery assets. Excluding the impact of divestitures, volume decreased 1.7%, due primarily to the discontinuation of certain Canadian condiment product lines and lower shipments of ready-to-eat desserts and spoonable salad dressings, partially offset by higher shipments of pourable salad dressings, barbecue sauce and frozen whipped toppings.

Net revenues decreased $176 million (8.0%), due primarily to the impact of divestitures ($193 million) and lower volume/mix ($20 million), partially offset by favorable currency ($21 million) and higher pricing ($16 million). Ready-to-eat desserts net revenues declined due to lower shipment volume. In spoonable salad dressing, net revenues increased due to lower promotional spending in response to reduced competitive activity, partially offset by lower shipments.

Operating companies income increased $66 million (10.9%), due primarily to lower pre-tax charges for asset impairment and exit costs ($87 million, including the $93 million asset impairment charge related to the 2005 sale of the fruit snacks assets) and favorable currency ($6 million), partially offset by lower volume/mix ($8 million), higher marketing, administration and research costs ($6 million) the impact of divestitures ($6 million) and higher implementation costs ($6 million).

North America Snacks & Cereals. Volume increased 0.1%, due to gains in biscuits, ready-to-eat cereals and snack bars, offset by the divestiture of the pet snacks and a small biscuit brand and assets. Excluding the impact of divestitures, volume increased 2.3%. Increased volume was driven by the continued success of new products, including health and wellness items, and strength in base brands.

Net revenues increased $223 million (4.9%), due primarily to higher volume/mix ($188 million) and higher pricing, net of increased promotional spending ($65 million, reflecting commodity-driven pricing in biscuits) and favorable currency ($31 million), partially offset by the impact of divestitures ($62 million). Biscuit net revenues increased due to higher pricing to offset the impact of commodity cost increases in energy and packaging, higher shipment volume and favorable mix. In snack bars and snack nuts, net revenue increases were driven by new product introductions. Canadian snack net revenues also increased due to sales of co-manufactured products related to the 2005 divested confectionery business. Cereal net revenues increased due primarily to higher shipments.

Operating companies income decreased $24 million (3.5%), due primarily to higher pre-tax charges for asset impairment and exit costs ($122 million, including the $86 million asset impairment charge related to the sale of the pet snacks brand and assets, and the $13 million hot cereal intangible asset impairment), the impact of divestitures ($21 million), higher fixed manufacturing costs ($10 million), unfavorable product costs and increased promotional spending, net of higher pricing ($5 million) and losses on sales of businesses ($5 million), partially offset by higher volume/mix ($66 million), lower marketing, administration and research costs ($47 million), lower implementation costs ($20 million) and favorable currency ($6 million).

European Union. Volume decreased 1.3%, due primarily to lower shipments across several sectors and the divestiture of the U.K. desserts assets in the first quarter of 2005. Excluding the divestiture, volume decreased 0.9%. Grocery volume declined due primarily to the divestiture of the U.K. desserts assets and lower shipments in Germany. In coffee, volume declined across most countries except Germany. In cheese & dairy, volume decreased due to lower shipments in Germany and Italy. Convenient meals volume was down due to lower shipments in the Nordic area. Confectionery volume increased due primarily to higher shipments in Poland.

Net revenues decreased $152 million (3.2%), due primarily to unfavorable currency ($186 million) and the impact of divestitures ($12 million), partially offset by higher pricing, net of increased promotional spending ($29 million) and favorable volume/mix ($17 million). Grocery net revenues declined due to the divestiture of the U.K. desserts assets and unfavorable currency. In cheese & dairy, net revenues declined, due primarily to unfavorable currency, lower shipments and the impact of lower net pricing. In beverages, net revenues declined due to unfavorable currency and lower coffee and refreshment beverage shipments, partially offset by commodity-related pricing and favorable mix in coffee. In snacks, net revenues also decreased, due to unfavorable currency, partially offset by higher confectionery shipments and higher pricing. Convenient meals net revenues also decreased, due to unfavorable currency and lower shipments.

Operating companies income increased $32 million (6.0%), due primarily to the 2006 gain on the redemption of the Company’s outstanding investment in UB ($251 million), lower fixed manufacturing costs ($15 million) and favorable volume/mix ($14 million), partially offset by the 2005 gain on the sale of U.K. desserts assets ($115 million), higher pre-tax charges for asset impairment and exit costs ($94 million), unfavorable currency ($24 million), unfavorable costs and increased promotional spending, net of higher pricing ($14 million) and higher marketing, administration and research costs ($1 million, including higher marketing costs, mostly offset by a 2006 gain of $18 million on the sale of a factory).

Developing Markets, Oceania & North Asia. Volume decreased 0.7%, as lower volume in Asia Pacific was partially offset by growth in Eastern Europe, the Middle East and Latin America. Grocery volume declined due to lower shipments in Brazil, Mexico, Venezuela and the Middle East. In beverages, volume declined due to the discontinuation of a refreshment beverage product line in Mexico and lower shipments in Southeast Asia and the Middle East, partially offset by higher coffee volume in Romania, Ukraine and Russia, and higher refreshment beverages volume in Brazil. In cheese and dairy, volume declined in Asia Pacific, partially offset by higher shipments in the Middle East. Snacks volume increased driven by higher shipments in Brazil reflecting confectionery growth and gains in biscuits, and growth in Russia, Ukraine and Southeast Asia. Convenient meals volume was unchanged.

Net revenues increased $363 million (12.5%), due primarily to favorable volume/mix ($197 million), higher pricing ($121 million) and favorable currency ($60 million), partially offset by the impact of divestitures ($15 million). In snacks, net revenues grew due to higher volume as well as favorable pricing in Latin America and favorable currency in Brazil. Confectionery net revenues also increased, due to growth in Russia and Ukraine. Coffee net revenues increased due to commodity-based pricing, favorable mix and higher shipments in Russia, Ukraine and Romania. In refreshment beverages, higher shipments in Brazil and favorable pricing in Mexico drove higher net revenues. Cheese & dairy net revenue increases were driven by higher shipments in the Middle East. In convenient meals, net revenues were up slightly. Grocery net revenues declined due to the impact of divestitures in Colombia.

Operating companies income decreased $7 million (2.7%), due primarily to higher marketing, administration and research costs ($92 million, due primarily to higher marketing costs of $55 million and the 2005 recovery of a previously written-off account receivable of $16 million) and higher pre-tax charges for asset impairment and exit costs ($62 million, including the $11 million intangible asset impairment charge for biscuits assets in Egypt), partially offset by favorable volume/mix ($78 million), higher pricing, net of costs ($59 million) and favorable currency ($13 million).

Operating Results by Business Segment

The following discussion compares operating results within each of Kraft’s reportable segments for the three months ended September 30, 2006 with the three months ended September 30, 2005.

	For the Three Months Ended September 30,
	2006	2005
	(in millions)
Volume (in pounds):
North America Beverages	763	840
North America Cheese & Foodservice	725	747
North America Convenient Meals	610	591
North America Grocery	404	511
North America Snacks & Cereals	650	677
European Union	511	514
Developing Markets, Oceania & North Asia	699	713
Volume (in pounds)	4,362	4,593

Net revenues:
North America Beverages	$731	$717
North America Cheese & Foodservice	1,446	1,459
North America Convenient Meals	1,232	1,172
North America Grocery	597	646
North America Snacks & Cereals	1,585	1,557
European Union	1,544	1,499
Developing Markets, Oceania & North Asia	1,108	1,007
Net revenues	$8,243	$8,057

Operating income:
Operating companies income:
North America Beverages	$83	$106
North America Cheese & Foodservice	233	194
North America Convenient Meals	183	198
North America Grocery	176	197
North America Snacks & Cereals	255	253
European Union	347	143
Developing Markets, Oceania & North Asia	122	109
Amortization of intangibles	(1)	(4)
General corporate expenses	(41)	(48)
Operating income	$1,357	$1,148

North America Beverages. Volume decreased 9.2%, due primarily to a decline in refreshment beverages volume resulting from the discontinuation of certain ready-to-drink product lines and lower shipments. Coffee volume also declined.

Net revenues increased $14 million (2.0%), due primarily to favorable volume/mix ($9 million) and favorable currency ($4 million). Powdered beverages net revenues were higher due primarily to favorable mix on new products. Coffee net revenues increased slightly due to higher commodity-related pricing, mostly offset by lower shipments. In refreshment beverages, net revenues declined due to lower shipments and discontinuation of certain products.

Operating companies income decreased $23 million (21.7%), due primarily to unfavorable costs ($28 million, including higher commodity costs), higher pre-tax charges for asset impairment and exit costs ($9 million) and higher marketing, administration and research costs ($5 million), partially offset by favorable volume/mix ($17 million).

North America Cheese & Foodservice. Volume decreased 2.9%, due primarily to the divestiture of Canadian grocery and industrial coconut assets. Excluding the impact of divestitures, volume decreased 1.0%, due primarily to lower foodservice volumes from the discontinuation of lower margin product lines, partially offset by higher shipments of natural cheese and cream cheese.

Net revenues decreased $13 million (0.9%), due primarily to increased promotional spending related to declining cheese commodity costs, net of higher pricing ($27 million) and the impact of divestitures ($8 million), partially offset by favorable currency ($21 million). In foodservice, net revenues declined due primarily to lower shipments, the impact of divestitures and lower pricing in response to cheese commodity cost declines, partially offset by favorable currency. Cheese net revenues increased due primarily to higher natural and cream cheese shipments and favorable currency, partially offset by lower net pricing.

Operating companies income increased $39 million (20.1%), due primarily to lower commodity costs and higher pricing, net of higher promotional spending ($55 million), lower fixed manufacturing costs ($4 million) and favorable currency ($4 million), partially offset by higher pre-tax charges for asset impairment and exit costs ($13 million) and higher marketing, administration and research costs ($8 million).

North America Convenient Meals. Volume increased 3.2%, driven by higher meat shipments (primarily cold cuts and hot dogs) and new products in pizza.

Net revenues increased $60 million (5.1%), due primarily to higher volume/mix ($47 million), higher pricing, net of increased promotional spending ($8 million) and favorable currency ($5 million). In meats, net revenues were higher due to continued strong results for new products and higher pricing. In pizza, higher net revenues were due to favorable volume/mix, partially offset by higher trade spending in response to competitor activities.

Operating companies income decreased $15 million (7.6%), due primarily to higher pre-tax charges for asset impairment and exit costs ($22 million) and higher implementation costs ($5 million), partially offset by lower fixed manufacturing costs ($5 million) and higher volume/mix ($4 million).

North America Grocery. Volume decreased 20.9%, due primarily to the divestiture of Canadian grocery assets. Excluding the impact of divestitures, volume decreased 4.0%, due primarily to lower shipments of spoonable salad dressings and ready-to-eat desserts.

Net revenues decreased $49 million (7.6%), due primarily to the impact of divestitures ($48 million) and lower volume/mix ($14 million), partially offset by favorable currency ($8 million) and higher pricing ($5 million). Spoonable salad dressing and ready-to-eat dessert net revenues declined due to lower shipment volume. In pourable salad dressings, net revenues declined due to higher trade spending.

Operating companies income decreased $21 million (10.7%), due primarily to higher marketing, administration and research costs ($11 million), lower volume/mix ($7 million), the impact of divestitures ($6 million) and higher pre-tax charges for asset impairment and exit costs ($4 million), partially offset by higher pricing and favorable costs ($8 million).

North America Snacks & Cereals. Volume decreased 4.0%, due primarily to the divestiture of the pet snacks brand and assets, and a small biscuit brand. Excluding the impact of divestitures, volume increased 2.5%, driven by gains in biscuits and cereal, partially offset by declines in snack nut shipments. Cookie and cracker volume increases were driven by base brands and new product introductions. Higher cereal shipments were driven by the success of new products in adult cereal, partially offset by declines in kids’ cereal. Snack nut volume declined due to market share loss.

Net revenues increased $28 million (1.8%), due primarily to higher pricing, net of increased promotional spending ($34 million), favorable volume/mix ($30 million) and favorable currency ($14 million), partially offset by the impact of divestitures ($50 million). Biscuit net revenues increased due to higher pricing to offset the impact of commodity cost increases in energy and packaging and higher shipments. In cereals, net revenues increased due to higher shipments. Canadian snack net revenues also increased due to sales of co-manufactured products related to the 2005 divested confectionery business. Snack nut revenues declined due to lower volume.

Operating companies income increased $2 million (0.8%), due primarily to higher pricing, net of unfavorable costs and increased promotional spending ($20 million), lower marketing, administration and research costs ($11 million), favorable volume/mix ($9 million) and favorable currency ($3 million), partially offset by the impact of divestitures ($19 million), higher pre-tax charges for asset impairment and exit costs ($12 million), higher fixed manufacturing costs ($8 million) and losses on the sales of businesses ($3 million).

European Union. Volume decreased 0.6%, due primarily to lower shipments across most sectors. Cheese and dairy, grocery and convenient meals volumes declined due to lower shipments in Germany. Beverages volume increased, due primarily to higher coffee shipments in Germany. Snacks volume was essentially flat.

Net revenues increased $45 million (3.0%), due primarily to favorable currency ($61 million), partially offset by lower pricing and increased promotional spending ($16 million). Beverages net revenues increased due to favorable currency and higher coffee shipments in Germany, partially offset by lower coffee pricing. In snacks, net revenue gains were driven by favorable currency and mix. Cheese and dairy and convenient meals net revenues increased due to favorable currency. In grocery, net revenues declined due to lower shipments and lower net pricing, partially offset by favorable currency.

Operating companies income increased $204 million (142.7%), due primarily to the 2006 gain on the redemption of the Company’s outstanding investment in UB ($251 million), lower fixed manufacturing costs ($13 million), favorable volume/mix ($6 million) and favorable currency ($5 million), partially offset by higher pre-tax charges for asset impairment and exit costs ($42 million), higher marketing, administration and research costs ($16 million) and lower pricing and increased promotional spending ($15 million).

Developing Markets, Oceania & North Asia. Volume decreased 2.0%, due to declines in Eastern Europe, Middle East & Africa, and Asia Pacific. In beverages, volume decreased due primarily to refreshment beverage product discontinuations in Mexico and lower shipments in the Middle East, partially offset by higher coffee volume. Grocery volume decreased due to lower shipments in the Middle East. In cheese and dairy, volume declined in Asia Pacific, partially offset by higher shipments in the Middle East. Snacks volume increased driven by higher confectionery shipments in Brazil and higher biscuit shipments in Venezuela, China and Argentina, partially offset by lower biscuit shipments in Brazil and Egypt. In convenient meals, volume was essentially flat.

Net revenues increased $101 million (10.0%), due primarily to favorable volume/mix ($59 million), higher pricing ($35 million) and favorable currency ($12 million), partially offset by the impact of divestitures ($5 million). In snacks, net revenues increased due to biscuit shipment growth in China, favorable currency and higher confectionery shipments in Brazil, volume gains and pricing in confectionery in Venezuela and higher pricing and favorable currency in confectionery in Russia. Beverages net revenues increased due to commodity-related pricing and favorable mix in coffee in Russia and Ukraine, partially offset by declines in refreshment beverages. In cheese and dairy, net revenues increased due primarily to increased shipments in the Middle East and Venezuela. Convenient meals net revenues were essentially flat. Grocery net revenues declined due to lower shipments and the impact of a divestiture in Colombia.

Operating companies income increased $13 million (11.9%), due primarily to favorable volume/mix ($27 million), higher pricing, net of unfavorable costs ($11 million), lower pre-tax charges for asset impairment and exit costs ($3 million) and favorable currency ($3 million), partially offset by higher marketing, administration and research costs ($30 million, due primarily to higher marketing costs of $19 million).

Financial Review

Net Cash Provided by Operating Activities

During the first nine months of 2006, net cash provided by operating activities was $2,796 million compared with $2,038 million in the comparable 2005 period. The increase in operating cash flows is due primarily to the previously discussed tax reimbursement from Altria Group, Inc., higher earnings and lower pension contributions, partially offset by a decrease in amounts due to Altria Group, Inc.

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

During the first nine months of 2006, net cash provided by investing activities was $69 million, compared with $889 million in the first nine months of 2005. The decrease in cash provided by investing activities reflects lower cash received from sales of businesses. During the first nine months of 2006, the Company sold its pet snacks brand and assets, industrial coconut assets, certain Canadian assets and a small U.S. biscuit brand. During the first nine months of 2005, the Company sold its sugar confectionery business, fruit snacks assets, U.K. desserts assets, its U.S. yogurt assets and a minor trademark in Mexico.

Capital expenditures for the first nine months of 2006 were $687 million, compared with $784 million in the first nine months of 2005. The Company expects full-year capital expenditures to be at or slightly below 2005 expenditures of $1.2 billion, including capital expenditures required for the restructuring program. These expenditures are expected to be funded from operations.

Net Cash Used in Financing Activities

During the first nine months of 2006, net cash used in financing activities was $2.6 billion, compared with $3.0 billion during the first nine months of 2005. The decrease in net cash used in financing activities is due primarily to repayment of long term debt in 2005, partially offset by an increase in the Company’s Class A share repurchases and dividend payments.

Debt and Liquidity

Debt. The Company’s total debt, including amounts due to Altria Group, Inc. and affiliates, was $11.3 billion at September 30, 2006 and $11.2 billion at December 31, 2005. The Company’s debt-to-equity ratio was 0.37 at September 30, 2006 and 0.38 at December 31, 2005. The Company’s debt-to-capitalization ratio was 0.27 at September 30, 2006 and December 31, 2005.

At September 30, 2006 and December 31, 2005, the Company had short-term amounts payable to Altria Group, Inc. and affiliates of $475 million and $652 million, respectively. The amounts payable to Altria Group, Inc. generally include accrued dividends, taxes and service fees. Interest on intercompany borrowings is based on the applicable London Interbank Offered Rate. The Company had no long-term amounts payable to Altria Group, Inc. and affiliates.

Credit Ratings. At September 30, 2006, the Company’s debt ratings by major credit rating agencies were as follows:

	Short-term	Long-term
Moody’s	P-2	A-3
Standard & Poor’s	A-2	BBB+
Fitch	F-2	A-

Credit Lines. The Company maintains revolving credit facilities that have historically been used to support the issuance of commercial paper. At September 30, 2006, the Company has a $4.5 billion, multi-year revolving credit facility that expires in April 2010. At September 30, 2006, the credit line for the Company and the related activity were as follows (in billions of dollars):

	September 30, 2006
Type	Credit Lines	Amount Drawn	Commercial Paper Outstanding

Multi-year	$4.5	$—	$0.3

The Company’s revolving credit facility, which is for its sole use, requires the maintenance of a minimum net worth of $20.0 billion. At September 30, 2006, the Company’s net worth was $30.4 billion. The Company expects to continue to meet this covenant. The revolving credit facility does not include any other financial tests, any credit rating triggers or any provisions that could require the posting of collateral. The Company expects to refinance long-term and short-term debt from time to time. As approximately $3 billion of the Company’s long-term debt matures during the next twelve months, the Company will evaluate whether and how it will refinance these amounts. The nature and amount of the Company’s long-term and short-term debt and the proportionate amount of each can be expected to vary as a result of future business requirements, market conditions and other factors.

In addition to the above, certain international subsidiaries of Kraft maintain credit lines to meet the short-term working capital needs of the international businesses. These credit lines, which amounted to approximately $1.1 billion as of September 30, 2006, are for the sole use of the Company’s international businesses. At September 30, 2006, borrowings on these lines amounted to approximately $0.2 billion. At September 30, 2006 the Company also had approximately $0.5 billion of outstanding short-term debt related to its United Biscuits acquisition discussed in Note 4. Acquisitions.

Guarantees. As discussed in Note 8. Contingencies, the Company had third-party guarantees, which are primarily derived from acquisition and divestiture activities, of approximately $21 million at September 30, 2006. Substantially all of these guarantees expire through 2013, with $12 million expiring through September 30, 2007. The Company is required to perform under these guarantees in the event that a third party fails to make contractual payments or achieve performance measures. The Company has a liability of $12 million on its condensed consolidated balance sheet at September 30, 2006, relating to these guarantees.

In addition, at September 30, 2006, the Company was contingently liable for $166 million of guarantees related to its own performance. These include surety bonds related to dairy commodity purchases and guarantees related to the payment of custom duties and taxes, and letters of credit.

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

Equity and Dividends

In December 2004, the Company commenced repurchasing shares under a two-year $1.5 billion Class A common stock repurchase program authorized by its Board of Directors. In March 2006, the Company completed the program, acquiring 49.1 million Class A shares at an average price of $30.57 per share. In March 2006, the Company’s Board of Directors authorized a new share repurchase program to repurchase up to $2.0 billion of the Company’s Class A common stock. This new program is expected to run through 2008. During the first nine months of 2006 and 2005, the Company repurchased 8.5 million and 25.3 million shares, respectively, of its Class A common stock under its $1.5 billion repurchase program at a cost of $250 million and $800 million, respectively. In addition, as of September 30, 2006, the Company repurchased 21.3 million shares of its Class A common stock, under its new $2.0 billion authority, at a cost of $687 million, bringing total repurchases for the first nine months of 2006 to 29.8 million shares for $937 million.

As discussed in Note 6. Stock Plans, during the first quarter of 2006, the Company granted approximately 4.4 million restricted Class A shares to eligible U.S.-based employees and also issued to eligible non-U.S. employees rights to receive approximately 2.0 million Class A equivalent shares. Restrictions on the stock and rights lapse in the first quarter of 2009. The market value per restricted share or right was $29.00 on the date of grant.

Dividends paid in the first nine months of 2006 and 2005 were $1,150 million and $1,049 million, respectively, an increase of 9.6%, reflecting a higher dividend rate in 2006, partially offset by a lower number of shares outstanding as a result of Class A share repurchases. During the third quarter of 2006, the Company’s Board of Directors approved an 8.7% increase in the current quarterly dividend rate to $0.25 per share on its Class A and Class B common stock. As a result, the present annualized dividend rate is $1.00 per common share. The declaration of dividends is subject to the discretion of Kraft’s Board of Directors and will depend on various factors, including the Company’s net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by Kraft’s Board of Directors.

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

During the nine months and three months ended September 30, 2006 and 2005, ineffectiveness related to cash flow hedges was not material. At September 30, 2006, the Company was hedging forecasted transactions for periods not exceeding the next fifteen months and expects substantially all amounts reported in accumulated other comprehensive earnings (losses) to be reclassified to the consolidated statement of earnings within the next twelve months.

Foreign exchange rates. The Company uses forward foreign exchange contracts and foreign currency options to mitigate its exposure to changes in exchange rates from third-party and intercompany actual and forecasted transactions. Substantially all of the Company’s derivative financial instruments are effective as hedges. The primary currencies to which the Company is exposed, based on the size and location of its businesses, include the euro, Swiss franc, British pound and Canadian dollar. At September 30, 2006 and December 31, 2005, the Company had foreign exchange option and forward contracts with aggregate notional amounts of $2.3 billion and $2.2 billion, respectively. The effective portion of unrealized gains and losses associated with forward and option contracts is deferred as a component of accumulated other comprehensive earnings (losses) until the underlying hedged transactions are reported on the Company’s consolidated statement of earnings.

Commodities. The Company is exposed to price risk related to forecasted purchases of certain commodities used as raw materials by its businesses. Accordingly, the Company uses commodity forward contracts as cash flow hedges, primarily for coffee, milk, sugar and cocoa. Commodity futures and options are also used to hedge the price of certain commodities, including milk, coffee, cocoa, wheat, corn, sugar, soybean oil, natural gas and heating oil. In general, commodity forward contracts qualify for the normal purchase exception under Statement of Financial Accounting Standards (“SFAS”) No. 133 and are, therefore, not subject to the provisions of SFAS No. 133. At September 30, 2006 and December 31, 2005, the Company had net long commodity positions of $876 million and $521 million, respectively. At September 30, 2006, unrealized pre-tax losses on net commodity positions were approximately $60 million. Unrealized gains or losses on net commodity positions were immaterial at December 31, 2005. The effective portion of unrealized gains and losses on commodity futures and option contracts is deferred as a component of accumulated other comprehensive earnings (losses) and is recognized as a component of cost of sales in the Company’s consolidated statement of earnings when the related inventory is sold.

New Accounting Standards

See Notes 1, 12, 13 and 14 to the Condensed Consolidated Financial Statements for a discussion of new accounting standards.

Contingencies

See Note 8. Contingencies and Part II — Other Information, Item 1. Legal Proceedings for a discussion of contingencies.

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

Item 4. Controls and Procedures.

a)              Disclosure Controls and Procedures

The Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. As discussed below, there have been changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

b)             Changes in Internal Control Over Financial Reporting

The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, any change in the Company’s internal control over financial reporting.

In April 2006, the Company entered into a seven-year agreement to receive information technology services from Electronic Data Systems (“EDS”). Pursuant to this agreement, the Company began to transition certain of its processes and procedures into the EDS control environment during the quarter ended September 30, 2006. As the Company migrates to the EDS environment, the Company’s management ensures that key controls of the Company are mapped to applicable EDS controls, tests transition controls prior to the migration date of those controls, and as appropriate, maintains and evaluates controls over the flow of information to and from EDS. The Company expects this transition period to continue for three years.

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

Gaouars matter.  In October 2002, Mr. Mustapha Gaouar and five other family members (collectively “the Gaouars”) filed suit in the Commercial Court of Casablanca against Kraft Foods Maroc and Mr. Omar Berrada claiming damages of approximately $31 million arising from a non-compete undertaking signed by Mr. Gaouar allegedly under duress.  The non-compete clause was contained in an agreement concluded in 1986 between Mr. Gaouar and Mr. Berrada acting for himself and for his group of companies, including Les Cafes Ennasr (renamed Kraft Foods Maroc), which was acquired by Kraft Foods International, Inc. from Mr. Berrada in 2001.  In June 2003, the court issued a preliminary judgment against Kraft Foods Maroc and Mr. Berrada holding that the Gaouars are entitled to damages for being deprived of the possibility of engaging in coffee roasting from 1986 due to such non-compete undertaking.  At that time, the court appointed two experts to assess the amount of damages to be awarded.  In December 2003, these experts delivered a report concluding that they could see no evidence of loss suffered by the Gaouars.  The Gaouars asked the court that this report be set aside and new court experts be appointed.  On April 15, 2004, the court delivered a judgment upholding the defenses of Kraft Foods Maroc and rejecting the claims of the Gaouars.  The Gaouars appealed this judgment, and in July 2005, the Court of Appeal gave judgment in favor of Kraft Foods Maroc confirming the decision rendered by the Commercial Court.  On November 29, 2005, the Gaouars filed their further appeal to the Moroccan Supreme Court.  A court hearing has not been scheduled yet.  Mr. Berrada did not disclose the existence of the claims of Mr. Gaouar at the time of the Kraft Foods International, Inc. acquisition of Kraft Foods Maroc in 2001.  As a result, in the event that the Company is ultimately found liable on appeal for damages to plaintiff in this case, the Company believes that it may have claims against Mr. Berrada for recovery of all or a portion of the amount.

Coffee pods litigation.  In March 2004, Kraft Foods France joined other EU based coffee manufacturers in a proceeding before the European Patent Office (“EPO”) to challenge the validity of a Sara Lee/Douwe Egbert’s (“SL/DE”) European Patent entitled “Assembly for use in a coffee machine for preparing coffee, container and pouch of said assembly” (the “Patent”).  This patent related to a specific brew basket and coffee pods (or pouches) made from filter paper (“coffee pods”, for short) and the assembly of these elements; it did not concern, for example, coffee in plastic disks for use in hot-beverage systems.  Kraft Foods Germany intervened in the EPO proceeding in November 2004.  In January 2005, the EPO issued a decision that narrowed the Patent while upholding especially the assembly as valid.  All parties appealed.  In August 2006, the EPO issued a final decision, favorable to the Company and the other EU based coffee manufacturers, invalidating SL/DE’s patent in its entirety.

With this decision, two other related proceedings in which the Company is involved, related to an asserted infringement of the now invalidated Patent, will likely be terminated favorably to the Company.  Such proceedings, one in Germany and one in France, will likely be resolved by early 2007.

Item 1A.  Risk Factors.

There were no material changes to the Risk Factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

The Company’s share repurchase activity for each of the three months ended September 30, 2006 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1,- July 31, 2006	1,620,000	$31.75	13,604,294	$1,573,578,327

August 1,- August 31, 2006	3,720,000	$33.18	17,324,294	$1,450,157,819

September 1,- September 30, 2006	4,020,650	$34.23	21,344,944	$1,312,514,014

Pursuant to Publicly Announced Plans or Programs	9,360,650	$33.38

July 1,- July 31, 2006 (c)	4,002	$31.47

August 1,- August 31, 2006 (c)	56,517	$33.84

September 1,- September 30, 2006 (c)	5,167	$33.91

For the Quarter Ended September 30, 2006	9,426,336	$33.39

(a)             In March 2006, the Company’s Board of Directors approved a share repurchase program of up to $2.0 billion of its Class A common stock.  All share repurchases have been made pursuant to this program.

(b)            Aggregate number of shares repurchased under the share repurchase program as of the end of the period presented.

(c)             Shares tendered to the Company by employees who vested in restricted stock and rights, and used shares to pay the related taxes.

Item 6.      Exhibits.

10.31	Separation Agreement and General Release between Kraft Foods Inc. and Roger K. Deromedi, dated as of August 31, 2006. (1)

10.32	Credit Agreement relating to a EUR 440,000,000 364-Day Term Loan Facility, among Sheffield Investments S.L., UBS Limited and Citibank International Plc., dated as of August 25, 2006. (2)

10.33	Guaranty between Kraft Foods Inc. and Citibank International Plc., dated as of August 25, 2006. (2)

10.34	Separation Agreement and General Release between Kraft Foods Inc. and David S. Johnson, dated as of October 19, 2006. (3)

12	Statement regarding computation of ratios of earnings to fixed charges.

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

(1)             Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006.

(2)             Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2006.

(3)             Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2006.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRAFT FOODS INC.

/s/ JAMES P. DOLLIVE

James P. Dollive, Executive Vice President and
Chief Financial Officer

November 9, 2006