Form 10-K
period 2006-12-31
KRAFT FOODS INC
filed 2007-03-01
CIK 1103982

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2006

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

        The aggregate market value of the shares of Class A Common Stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on June 30, 2006, was approximately $6 billion. At January 31, 2007, there were 459,862,628 shares of the registrant's Class A Common Stock outstanding, and 1,180,000,000 shares of the registrant's Class B Common Stock outstanding.

Documents Incorporated by Reference

        Portions of the registrant's definitive proxy statement for use in connection with its annual meeting of shareholders to be held on April 24, 2007, to be filed with the Securities and Exchange Commission (the "SEC") in March 2007, are incorporated in Part III hereof and made a part hereof.

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

        Prior to June 13, 2001, Kraft was a wholly owned subsidiary of Altria Group, Inc. On June 13, 2001, Kraft completed an initial public offering ("IPO") of 280,000,000 shares of its Class A common stock at a price of $31.00 per share. At December 31, 2006, Altria Group, Inc. held 98.5% of the combined voting power of the Company's outstanding capital stock and owned 89.0% of the outstanding shares of the Company's capital stock.

Kraft Spin-Off from Altria Group, Inc.:

        On January 31, 2007, the Altria Group, Inc. Board of Directors announced that Altria Group, Inc. plans to spin off all of its remaining interest (89.0%) in the Company on a pro rata basis to Altria Group, Inc. stockholders in a tax-free transaction. The distribution of all the Kraft shares owned by Altria Group, Inc. will be made on March 30, 2007 ("Distribution Date"), to Altria Group, Inc. stockholders of record as of the close of business on March 16, 2007 ("Record Date"). The exact distribution ratio will be calculated by dividing the number of Class A common shares of Kraft held by Altria Group, Inc. by the number of Altria Group, Inc. shares outstanding on the Record Date. Based on the number of shares of Altria Group, Inc. outstanding at December 31, 2006, the distribution ratio would be approximately 0.7 shares of Kraft Class A common stock for every share of Altria Group, Inc. common stock outstanding. Prior to the distribution, Altria Group, Inc. will convert its Class B shares of Kraft common stock, which carry ten votes per share, into Class A shares of Kraft, which carry one vote per share. Following the distribution, only Class A common shares of Kraft will be outstanding and Altria Group, Inc. will not own any shares of Kraft.

        Holders of Altria Group, Inc. stock options will be treated as public stockholders and will, accordingly, have their stock awards split into two instruments. Holders of Altria Group, Inc. stock options will receive the following stock options, which, immediately after the spin-off, will have an aggregate intrinsic value equal to the intrinsic value of the pre-spin Altria Group, Inc. options:

  •
  a new Kraft option to acquire the number of shares of Kraft Class A common stock equal to the product of (a) the number of Altria Group, Inc. options held by such person on the Distribution Date and (b) the approximate distribution ratio of 0.7 mentioned above; and

  •
  an adjusted Altria Group, Inc. option for the same number of shares of Altria Group, Inc. common stock with a reduced exercise price.

        Holders of Altria Group, Inc. restricted stock or stock rights awarded prior to January 31, 2007, will retain their existing award and will receive restricted stock or stock rights of Kraft Class A common stock. The amount of Kraft restricted stock or stock rights awarded to such holders will be calculated using the same formula set forth above with respect to new Kraft options. All of the restricted stock and stock rights will not vest until the completion of the original restriction period (typically, three years from the date of the original grant). Recipients of Altria Group, Inc. stock rights awarded on January 31, 2007, did not receive restricted stock or stock rights of Kraft. Rather, they will receive additional stock rights of Altria Group, Inc. to preserve the intrinsic value of the original award.

        To the extent that employees of the remaining Altria Group, Inc. receive Kraft stock options, Altria Group, Inc. will reimburse the Company in cash for the Black-Scholes fair value of the stock options to be received. To the extent that Kraft employees hold Altria Group, Inc. stock options, the Company will reimburse Altria Group, Inc. in cash for the Black-Scholes fair value of the stock options. To the extent that holders of Altria Group, Inc. stock rights receive Kraft stock rights, Altria Group, Inc. will pay to the Company the fair value of the Kraft stock rights less the value of projected forfeitures. Based upon the number of Altria Group, Inc. stock awards outstanding at December 31, 2006, the net amount of these reimbursements would be a payment of approximately $133 million from the Company to Altria Group, Inc. Based upon the number of Altria Group, Inc. stock awards outstanding at December 31, 2006, the Company would have to issue 28 million stock options and 3 million shares of restricted stock and stock rights. The Company estimates that the issuance of these awards would result in an approximate $0.02 decrease in diluted earnings per share. However, these estimates are subject to change as stock awards vest (in the case of restricted stock) or are exercised (in the case of stock options) prior to the Record Date for the distribution.

        As discussed in Note 2 to the Company's consolidated financial statements contained in Part II hereof, the Company is currently included in the Altria Group, Inc. consolidated federal income tax return, and federal income tax contingencies are recorded as liabilities on the balance sheet of Altria Group, Inc. Prior to the distribution of Kraft shares, Altria Group, Inc. will reimburse the Company in cash for these liabilities, which are approximately $300 million, plus interest.

        As discussed in Note 4 to the Company's consolidated financial statements contained in Part II hereof, a subsidiary of Altria Group, Inc. currently provides the Company with certain services at cost plus a 5% management fee. After the Distribution Date, the Company will undertake these activities, and any remaining limited services provided by a subsidiary of Altria Group, Inc. will cease in 2007. All intercompany accounts will be settled in cash within 30 days of the Distribution Date.

Other:

        In June 2005, the Company sold substantially all of its sugar confectionery business for pre-tax proceeds of approximately $1.4 billion. The Company has reflected the results of its sugar confectionery business prior to the closing date as discontinued operations on the consolidated statements of earnings.

        In October 2005, the Company announced that, effective January 1, 2006, its Canadian business would be realigned to better integrate it into the Company's North American business by product category. Beginning in the first quarter of 2006, the operating results of the Canadian business were being reported throughout the North American food segments. In addition, in the first quarter of 2006, the Company's international businesses were realigned to reflect the reorganization announced within Europe in November 2005. The two revised international segments, which are reflected in the consolidated financial statements and notes, are European Union; and Developing Markets, Oceania & North Asia, the latter to reflect the Company's increased management focus on developing markets. Accordingly, prior period segment results have been restated.

        In January 2004, the Company announced a three-year restructuring program with the objectives of leveraging the Company's global scale, realigning and lowering its cost structure, and optimizing capacity utilization. In January 2006, the Company announced plans to expand its restructuring efforts through 2008. The entire restructuring program is expected to result in $3.0 billion in pre-tax charges reflecting asset disposals, severance and implementation costs. The decline of $700 million from the $3.7 billion in pre-tax charges previously announced was due primarily to lower than projected severance costs, the cancellation of an initiative intended to generate sales efficiencies, and the sale of one plant that was originally planned to be closed. As part of this program, the Company anticipates the closure of up to 40 facilities and the elimination of approximately 14,000 positions. Approximately $1.9 billion of the $3.0 billion in pre-tax charges are expected to require cash payments. Pre-tax restructuring program charges, including implementation costs, for the years ended December 31, 2006, 2005 and 2004 were $673 million, $297 million and $641 million, respectively. Total pre-tax restructuring charges incurred since the inception of the program in January 2004 were $1.6 billion.

Source of Funds—Dividends

        Because Kraft is a holding company, its principal source of funds is dividends from its subsidiaries. Kraft's principal wholly owned subsidiaries currently are not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their common stock.

(b)
Financial Information About Segments

        The Company manufactures and markets packaged food products, consisting principally of beverages, cheese, snacks, convenient meals and various packaged grocery products. The Company manages and reports operating results through two units: Kraft North America Commercial and Kraft International Commercial. Kraft North America Commercial operates in the United States and Canada, and manages its operations principally by product category, while Kraft International Commercial manages its operations by geographic region. The Company has operations in 72 countries and sells its products in more than 155 countries.

        In October 2005, the Company announced that, effective January 1, 2006, its Canadian business will be realigned to better integrate it into the Company's North American business by product category. Beginning in the first quarter of 2006, the operating results of the Canadian business are being reported throughout the North American food segments. Kraft North America Commercial's segments at December 31, 2006 were North America Beverages; North America Cheese & Foodservice; North America Convenient Meals; North America Grocery; and North America Snacks & Cereals. In addition, in the first quarter of 2006, the Company's international businesses were realigned to reflect the reorganization announced within Europe in November 2005. Kraft International Commercial's segments at December 31, 2006 were European Union; and Developing Markets, Oceania & North Asia, the latter to reflect the Company's increased management focus on developing markets. Accordingly, prior period segment results have been restated.

        Net revenues and operating companies income* attributable to each segment (together with a reconciliation to consolidated operating income) for each of the last three years are set forth in Note 14 to the Company's consolidated financial statements contained in Part II hereof.

        The relative percentages of operating companies income attributable to each reportable segment were as follows:

	For the Years Ended December 31,
	2006	2005	2004
Kraft North America Commercial:
North America Beverages	4.3%	9.3%	9.8%
North America Cheese & Foodservice	18.8%	18.6%	16.5%
North America Convenient Meals	19.4%	16.0%	16.7%
North America Grocery	19.5%	14.6%	21.3%
North America Snacks & Cereals	17.6%	18.8%	16.3%
Kraft International Commercial:
European Union	11.6%	14.6%	14.4%
Developing Markets, Oceania & North Asia	8.8%	8.1%	5.0%

Total Kraft Foods Inc.	100.0%	100.0%	100.0%

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

  •
  Grocery—primarily ready-to-eat cereals, enhancers and desserts; and

  •
  Convenient Meals—primarily frozen pizza, packaged dinners, lunch combinations and processed meats.

        The following table shows each reportable segment's participation in these five core consumer sectors.

	Percentage of 2006 Net Revenues by Consumer Sector(2)
Segment(1)	Snacks	Beverages	Cheese & Dairy	Grocery	Convenient Meals	Total
Kraft North America Commercial:
North America Beverages	—	42.2%	—	—	—	9.0%
North America Cheese & Foodservice	3.4%	3.6%	74.4%	8.1%	5.3%	17.7%
North America Convenient Meals	0.1%	—	—	0.2%	87.9%	14.2%
North America Grocery	1.6%	—	—	50.6%	—	7.9%
North America Snacks & Cereals	49.7%	—	1.3%	25.4%	—	18.5%

Total Kraft North America Commercial	54.8%	45.8%	75.7%	84.3%	93.2%	67.3%

Kraft International Commercial:
European Union	25.0%	36.4%	14.3%	5.7%	5.3%	19.4%
Developing Markets, Oceania & North Asia	20.2%	17.8%	10.0%	10.0%	1.5%	13.3%

Total Kraft International Commercial	45.2%	54.2%	24.3%	15.7%	6.8%	32.7%

Total Kraft Foods Inc.	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Consumer Sector Percentage of Total Kraft Foods Inc.	29.2%	21.3%	18.7%	14.8%	16.0%	100.0%

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

Additional Product Disclosure

        Products or similar products contributing 10% or more of the Company's consolidated net revenues for each of the three years in the period ended December 31, 2006, were as follows:

	2006	2005	2004
Cheese	19%	19%	19%
Biscuits	15%	14%	14%
Coffee	14%	14%	13%
Confectionery	10%	10%	10%

        The Company's major brands within each reportable segment are as follows:

Kraft North America Commercial:
North America Beverages
Beverages:
Maxwell House, General Foods International, Starbucks (under license), Yuban, Sanka, Nabob, Gevalia, Tassimo, and Seattle's Best (under license) coffees; Capri Sun (under license), Kool-Aid, and Crystal Light aseptic juice drinks; Kool-Aid, Tang, Crystal Light, and Country Time powdered beverages; Veryfine juices; Tazo teas (under license); and Fruit2O water.
North America Cheese & Foodservice
Cheese & Dairy:
Kraft and Cracker Barrel natural cheeses; Philadelphia cream cheese; Kraft, Velveeta, and Cheez Whiz process cheeses; Kraft grated cheeses; Polly-O cheese; Deli Deluxe process cheese slices; and Knudsen and Breakstone's cottage cheese and sour cream.
North America Convenient Meals
Convenient Meals:
DiGiorno, Tombstone, Jack's, Delissio and California Pizza Kitchen (under license) frozen pizzas; Lunchables lunch combinations; Oscar Mayer and Louis Rich cold cuts, hot dogs, and bacon; Boca soy-based meat alternatives; Kraft macaroni & cheese dinners; South Beach Diet (under license) pizzas and meals; Taco Bell Home Originals (under license) meal kits; and Stove Top stuffing mix.
Grocery:	Back to Nature crackers, cookies, cereals and macaroni & cheese dinners.
North America Grocery
Grocery:
Jell-O dry packaged desserts; Cool Whip frozen whipped topping; Jell-O refrigerated gelatin and pudding snacks; Handi-Snacks shelf-stable pudding snacks; Kraft and Miracle Whip spoonable dressings; Kraft and Good Seasons salad dressings; A.1.steak sauce; Kraft and Bull's-Eye barbecue sauces; Grey Poupon premium mustards; Shake' N Bake coatings; and Kraft peanut butter.

North America Snacks & Cereals
Snacks:
Oreo, Chips Ahoy!, Newtons, Nilla, Nutter Butter, SnackWell's and Peek Freans cookies; Ritz, Premium, Triscuit, Wheat Thins, Cheese Nips, Honey Maid Grahams, and Teddy Grahams crackers; South Beach Diet (under license) crackers, cookies and snack bars; Planters nuts and salted snacks; Handi-Snacks two-compartment snacks; Terry's and Toblerone chocolate confectionery products; and Balance nutrition and energy snacks.
Cheese & Dairy:	Easy Cheese aerosol cheese spread.
Grocery:	Post ready-to-eat cereals.
Kraft International Commercial:
European Union
Snacks:
Milka, Suchard, Côte d'Or, Marabou, Toblerone, Freia, Terry's, Daim / Dime, Figaro, Karuna, Lacta, Pavlides, Twist, Merenda, Meurisse, Prince Polo / Siesta, Mirabell, Pyros Mogyoros, Alpen Gold, Sport / Smash / Jazz, 3-Bit and Belvita chocolate confectionery products; and Estrella and Maarud salted snacks; Oreo, Dorada, Digestive and Chiquilin biscuits.
Beverages:
Jacobs, Gevalia, Carte Noire, Jacques Vabre, Kaffee HAG, Grand' Mère, Kenco, Saimaza, Meisterroestung, Maxwell House, Onko, Splendid, Karat and Tassimo coffees; Tang powdered beverages; and Suchard Express, O'Boy and Kaba chocolate drinks.
Cheese & Dairy:	Kraft, Dairylea, Sottilette, Osella, Mama Luise and El Caserío cheeses; and Philadelphia cream cheese.
Grocery:	Kraft pourable and spoonable salad dressings; Miracel Whip spoonable dressings; and Mirácoli sauces.
Convenient Meals:	Lunchables lunch combinations; Kraft and Mirácoli pasta dinners and sauces; and Simmenthal canned meats.
Developing Markets, Oceania & North Asia
Snacks:
Oreo, Chips Ahoy!, Ritz, Club Social, Express, Kraker, Honey, Aveny, Marbu, Dorada, Pepitos, Variedad, Pacific, Belvita, Cerealitas, Lucky, and Trakinas biscuits; Milka, Toblerone, Lacta, Côte d'Or, Shot, Terrabusi, Suchard, Alpen Gold, Karuna, Korona, Poiana, Svoge, Ukraina, Vozdushny, Chudny Vecher, Terry's, and Gallito chocolate confectionery products; and Estrella, Maarud, Kar, Lux, Planters nuts and salted snacks.
Beverages:	Maxwell House, Maxim, Nova Brasilia and Jacobs coffee; Tang, Clight, Kool-Aid, Verao, Frisco, Q-Refresh-Ko, Royal and Fresh powdered beverages; Maguary juice concentrate and ready-to-drink beverages; and Capri Sun (under license) aseptic juice drinks.
Cheese & Dairy:	Kraft, Velveeta and Eden process cheeses; Kraft and Philadelphia cream cheese; Kraft natural cheese; and Cheez Whiz process cheese spread.
Grocery:
Royal dry packaged desserts; Post ready-to-eat cereals; Kraft spoonable and pourable salad dressings; Miracle Whip spoonable dressings; Jell-O dessert toppings; Kraft peanut butter; and Vegemite yeast spread.
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

        Kraft North America Commercial and Kraft International Commercial are major purchasers of milk, cheese, nuts, green coffee beans, cocoa, corn products, wheat, pork, poultry, beef, vegetable oil, and sugar and other sweeteners. They also use significant quantities of glass, plastic and cardboard to package their products. They continuously monitor worldwide supply and cost trends of these commodities to enable them to take appropriate action to obtain ingredients and packaging needed for production. Kraft North America Commercial and Kraft International Commercial purchase a substantial portion of their dairy raw material requirements, including milk and cheese, from independent third parties such as agricultural cooperatives and independent processors. The prices for milk and other dairy product purchases are substantially influenced by government programs, as well as by market supply and demand. Dairy commodity costs on average were lower in 2006 than in 2005.

        The most significant cost item in coffee products is green coffee beans, which are purchased on world markets. Green coffee bean prices are affected by the quality and availability of supply, trade agreements among producing and consuming nations, the unilateral policies of the producing nations, changes in the value of the United States dollar in relation to certain other currencies and consumer demand for coffee products. In 2006, coffee bean costs on average were higher than in 2005. A significant cost item in chocolate confectionery products is cocoa, which is purchased on world markets, and the price of which is affected by the quality and availability of supply and changes in the value of the British pound sterling and the United States dollar relative to certain other currencies. In 2006, cocoa bean and cocoa butter costs on average were lower as compared to 2005.

        During 2006, aggregate commodity costs continued to rise for the Company, with significant impacts resulting from higher energy, packaging and coffee costs, partially offset by lower cheese and meat costs. For 2006, the Company's commodity costs were approximately $275 million higher than 2005, following an increase of approximately $800 million for 2005 compared with 2004. The Company expects the higher cost environment to continue, particularly for energy and packaging.

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

        In addition, states enforce food laws, such as regulating the business of Kraft North America Commercial's operating units by licensing plants, enforcing federal and state standards of identity for selected food products, grading food products, inspecting plants, regulating certain trade practices in connection with the sale of dairy products and imposing their own labeling requirements on food products.

        Many of the food commodities on which Kraft North America Commercial's United States businesses rely are subject to governmental agricultural programs. These programs have substantial effects on prices and supplies and are subject to Congressional and administrative review.

        Almost all of the activities of the Company's food operations outside of the United States are subject to local and national regulations similar to those applicable to Kraft North America Commercial's United States businesses and, in some cases, international regulatory provisions, such as those of the European Union regarding labeling, packaging, food content, pricing, marketing and advertising and related areas.

        The European Union and certain individual countries require that food products containing genetically modified organisms or classes of ingredients derived from them be labeled accordingly. Other countries may adopt similar regulations. The FDA has concluded that there is no basis for similar mandatory labeling under current United States law.

Acquisitions and Divestitures

        During the third quarter of 2006, the Company acquired the Spanish and Portuguese operations of United Biscuits ("UB"), and rights to all Nabisco trademarks in the European Union, Eastern Europe, the Middle East and Africa, which UB has held since 2000, for a total cost of approximately $1.1 billion. The Spanish and Portuguese operations of UB include its biscuits, dry desserts, canned meats, tomato and fruit juice businesses as well as seven manufacturing facilities and 1,300 employees. From September 2006 to December 31, 2006, these businesses contributed net revenues of $111 million. The non-cash acquisition was financed by the Company's assumption of $541 million of debt issued by the acquired business immediately prior to the acquisition, as well as $530 million of value for the redemption of the Company's outstanding investment in UB, primarily deep-discount securities. The redemption of the Company's investment in UB resulted in a pre-tax gain on closing of $251 million.

        Aside from the debt assumed as part of the acquisition price, the Company acquired assets consisting primarily of goodwill of $734 million, other intangible assets of $217 million, property, plant and equipment of $161 million, receivables of $101 million and inventories of $34 million. These amounts represent the preliminary allocation of purchase price and are subject to revision when appraisals are finalized, which is expected to occur during the first quarter of 2007.

        During 2006, the Company sold its rice brand and assets, and its industrial coconut assets. The Company also sold its pet snacks brand and assets in 2006 and recorded tax expense of $57 million related to the sale. In addition, the Company incurred a pre-tax asset impairment charge of $86 million in 2006 in recognition of this sale. Additionally, during 2006, the Company sold certain Canadian assets and a small U.S. biscuit brand, and incurred pre-tax asset impairment charges of $176 million in 2005 in recognition of these sales. Also during 2006, the Company sold a U.S. coffee plant. The aggregate proceeds received from these sales were $946 million, on which the Company recorded pre-tax gains of $117 million.

        In January 2007, the Company announced the sale of its hot cereal assets and trademarks. In recognition of the anticipated sale, the Company recorded a pre-tax asset impairment charge of $69 million in 2006 for these assets. This amount represents the preliminary estimates and is subject to revision upon the finalization of the sale, which is expected in the first half of 2007.

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

        The operating results of the businesses acquired and sold, other than the UB acquisition and the divestiture of the sugar confectionery business, in the aggregate, were not material to the Company's consolidated financial position, results of operations or cash flows in any of the periods presented.

Other Matters

Customers

        For the years ended December 31, 2006, 2005 and 2004, the Company's five largest customers accounted for approximately 29%, 26% and 28%, respectively, of its net revenues, and the Company's ten largest customers accounted for approximately 40%, 37% and 38%, respectively, of its net revenues. One of the Company's customers, Wal-Mart Stores, Inc., accounted for approximately 15%, 14% and 14% of net revenues for 2006, 2005 and 2004, respectively.

Employees

        At December 31, 2006, the Company employed approximately 90,000 people worldwide. Approximately 30% of the Company's 41,000 employees in the United States are represented by labor unions. Most of the unionized workers at the Company's domestic locations are represented under contracts with the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union; the United Food and Commercial Workers International Union; and the International Brotherhood of Teamsters. These contracts expire at various times throughout the next several years. Outside the United States, labor unions or workers' councils represent approximately 55% of the Company's 49,000 employees. The Company's business units are subject to a number of laws and regulations relating to their relationships with their employees. These laws and regulations are specific to the location of each enterprise. In addition, in accordance with European Union requirements, Kraft International Commercial has established European Works Councils composed of management and elected members of its workforce. The Company believes that its relations with employees and their representative organizations are good.

        In January 2004, the Company announced a three-year restructuring program. In January 2006, the Company announced plans to expand its restructuring efforts through 2008. The entire restructuring program is expected to result in the elimination of approximately 14,000 positions. At December 31, 2006, approximately 8,400 of these positions have been eliminated.

Research and Development

        The Company pursues four objectives in research and development: product safety and quality; growth through new products; superior consumer satisfaction; and reduced costs.

        The Company's research and development resources include more than 2,000 food scientists, chemists and engineers, deployed primarily in five key technology centers: East Hanover, New Jersey; Glenview, Illinois; Tarrytown, New York; Banbury, United Kingdom; and Munich, Germany. These technology centers are equipped with pilot plants and state-of-the-art instruments. Research and development expense was $419 million in 2006, $385 million in 2005 and $388 million in 2004.

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

        Some of the Company's products are sold under brands that have been licensed from others on terms that are generally renewable at the Company's discretion. These licensed brands include Starbucks bagged coffee, Seattle's Best coffee, and Torrefazione Italia coffee for sale in United States grocery stores and other distribution channels, Capri Sun aseptic juice drinks for sale in the United States and Canada, Taco Bell Home Originals Mexican style food products for sale in United States grocery stores, California Pizza Kitchen frozen pizzas for sale in grocery stores in the United States and

Canada, Pebbles ready-to-eat cereals, Tazo teas for sale in grocery stores in the United States, and South Beach Diet pizzas, meals, breakfast wraps, lunch wrap kits, crackers, cookies, snack bars, cereals and dressings for sale in grocery stores in the United States. The Company also has a license agreement to make Seattle's Best coffee and Tazo teas T-Discs for use in the Company Tassimo hot beverage system.

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

Environmental Regulation

        The Company is subject to various federal, state, local and foreign laws and regulations concerning the discharge of materials into the environment, or otherwise related to environmental protection, including, in the United States, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (commonly known as "Superfund"), which imposes joint and several liability on each responsible party. As of December 31, 2006, subsidiaries of the Company were involved in 75 active Superfund and other actions in the United States related to current operations and certain former or divested operations for which the Company retains liability.

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

        Kraft's U.S. subsidiaries export coffee products, refreshment beverages products, grocery products, cheese, biscuits, and processed meats. In 2006, exports from the United States by these subsidiaries amounted to approximately $151 million.

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

Item 1A.    Risk Factors.

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

        The Company is a major purchaser of milk, cheese, plastic, nuts, green coffee beans, cocoa, corn products, wheat, pork, poultry, beef, vegetable oil, sugar, other sweeteners and numerous other commodities. Commodities such as these often experience price volatility caused by conditions outside of the Company's control, including fluctuations in commodities markets, currency fluctuations and changes in governmental agricultural programs. Commodity prices impact the Company's business directly through the cost of raw materials used to make the Company's products (such as cheese), the cost of inputs used to manufacture and ship the Company's products (such as oil and energy) and the amount the Company pays to produce or purchase packaging for its products (such as cardboard and plastic). For 2006, the Company's commodity costs were approximately $275 million higher than 2005, following an increase of approximately $800 million for 2005 compared with 2004. If, as a result of consumer sensitivity to pricing or otherwise, the Company is unable to increase its prices to offset increased cost of commodities, the Company may experience lower profitability.

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

        The Company operates its business and markets its products internationally. In 2006 and 2005, 39% and 38%, respectively, of the Company's sales were generated in foreign countries. The Company's foreign operations are subject to the risks described in this section, as well as risks related to fluctuations in currency values, foreign currency exchange controls, discriminatory fiscal policies, compliance with foreign laws, enforcement of remedies in foreign jurisdictions and other economic or political uncertainties. In particular, the Company's subsidiaries conduct their businesses in local currency and, for purposes of financial reporting, their results are translated into U.S. dollars based on average exchange rates prevailing during a reporting period. During times of a strengthening U.S. dollar, the Company's reported net revenues and operating income will be reduced because the local currency will translate into fewer U.S. dollars. Additionally, international sales are subject to risks related to imposition of tariffs, quotas, trade barriers and other similar restrictions. All of these risks could result in increased costs or decreased revenues, either of which could adversely affect the Company's profitability.

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

        From time to time, the Company evaluates acquiring other businesses that would strategically fit within the Company. If the Company is unable to consummate, successfully integrate and grow these acquisitions and to realize contemplated revenue synergies and cost savings, its financial results could be adversely affected. In addition, the Company may, from time to time, divest businesses that are less of a strategic fit within its portfolio or do not meet its growth or profitability targets, and the Company's profitability may be impacted by either gains or losses on the sales of, or lost operating income from, those businesses. The Company may also not be able to divest businesses that are not core businesses or may not be able to do so on terms that are favorable to the Company. In addition, the Company may be required to incur asset impairment charges related to acquired or divested businesses which may reduce the Company's profitability. These potential acquisitions or divestitures present financial, managerial and operational challenges, including diversion of management attention from existing businesses, difficulty with integrating or separating personnel and financial and other systems, increased expenses, assumption of unknown liabilities, indemnities and potential disputes with the buyers or sellers.

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

        Food production and marketing are highly regulated by a variety of federal, state, local and foreign agencies, and new regulations and changes to existing regulations are issued regularly. Increased government regulation of the food industry, such as recent requirements regarding the labeling of trans-fat content, could result in increased costs to the Company and adversely affect its profitability.

        The Kraft Spin-Off from Altria Group, Inc. may cause short-term volatility in the trading volume and market price of the Company's common stock.

        On January 31, 2007, the Altria Group, Inc. Board of Directors announced that Altria Group, Inc. plans to spin off all of its remaining interest (89.0%) in the Company on a pro rata basis to Altria Group, Inc. stockholders in a tax-free transaction. When the spin-off occurs, it will significantly change the profile of the Company's stockholders. If a number of the Company's new stockholders choose to sell their shares, or if there is a perception that such sales might occur, this may cause short-term volatility in the trading volume and market price of the Company's common stock.

        Changes in the Company's credit ratings may have a negative impact on the Company's financing costs.

        The Company maintains revolving credit facilities that have historically been used to support the issuance of commercial paper. A downgrade in the Company's credit ratings, particularly its short-term debt rating, would likely reduce the amount of commercial paper the Company could issue, raise the Company's borrowing costs, or both.

        Volatility in the equity markets or interest rates could substantially increase the Company's pension costs.

        The projected benefit obligation and assets of the Company's defined benefit pension plans as of the end of fiscal 2006 were $10.4 billion and $10.5 billion, respectively. The difference between plan obligations and assets, or the funded status of the plans, is a significant factor in determining the net periodic benefit costs of the Company's pension plans and the ongoing funding requirements of those plans. Changes in interest rates, mortality rates, early retirement rates, investment returns and the market value of plan assets can impact the funded status of these plans and cause volatility in the net periodic benefit cost and future funding requirements of these plans. In addition, any disposition of certain businesses and the terms of those disposition transactions may impact future contributions to the benefit plans and the related net periodic benefit cost. A significant increase in the Company's funding requirements could have a negative impact on its results of operations.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        The Company has 159 manufacturing and processing facilities worldwide. In North America, the Company has 67 facilities, and outside of North America there are 92 facilities located in 41 countries. These manufacturing and processing facilities are located throughout the following territories:

Territory	Number of Facilities
United States	54
Canada	13
European Union	45
Eastern Europe, Middle East and Africa	13
Latin America	22
Asia Pacific	12

Total	159

        The Company owns 154 and leases 5 of these manufacturing and processing facilities. All of the Company's plants and properties are maintained in good condition, and the Company believes that they are suitable and adequate for its present needs.

        The numbers above include 3 facilities in the United States, 5 facilities in the European Union, and 3 facilities in Latin America, for all of which closure or sale has been publicly announced but has not yet been completed.

        As of December 31, 2006, the Company's distribution facilities consisted of 327 distribution centers and depots worldwide. In North America, the Company had 313 distribution centers and depots, more than 75% of which support the Company's direct-store-delivery systems. Outside North America, the Company had 14 distribution centers in 8 countries. The Company owns 44 of these distribution centers and 3 of these depots and leases 131 of these distribution centers and 149 of these depots. The Company believes that all of these facilities are in good condition and have sufficient capacity to meet the Company's distribution needs for the foreseeable future.

        In January 2004, the Company announced a three-year restructuring program and in January 2006, announced plans to expand its restructuring efforts through 2008. The entire restructuring program is expected to result in the closure of up to 40 facilities. In 2006, the Company announced the closing of 8 plants, for a total of 27 since the commencement of the restructuring program in January 2004.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        The information called for under this Part II Items 5(a) and (b) of this Form 10-K are hereby incorporated by reference to the paragraph captioned "Quarterly Financial Data (Unaudited)" under Item 8 below.

(c)    Issuer Purchases of Equity Securities during the Quarter ended December 31, 2006.

        The Company's share repurchase program activity for each of the three months ended December 31, 2006 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1—October 31, 2006	825,000	$34.78	22,169,944	$1,283,816,532
November 1—November 30, 2006	4,430,000	$34.80	26,599,944	$1,129,631,600
December 1—December 31, 2006	3,647,048	$35.54	30,246,992	$1,000,013,131

Pursuant to Publicly Announced Plans or Programs	8,902,048	$35.10
October 1—October 31, 2006(3)	5,684	$35.25
November 1—November 30, 2006(3)	5,172	$34.67
December 1—December 31, 2006(3)	318	$34.55

For the Quarter Ended December 31, 2006	8,913,222	$35.10

(1)
In March 2006, the Company's Board of Directors approved a share repurchase program of up to $2.0 billion of its Class A common stock. All share repurchases have been made pursuant to this program.

(2)
Aggregate number of shares repurchased under the share repurchase program as of the end of the period presented.

(3)
Shares tendered to the Company by employees who vested in restricted stock and rights, and used shares to pay the related taxes.

        The principal stock exchange on which the Company's Class A common stock is listed is the New York Stock Exchange. At January 31, 2007, there were approximately 3,000 holders of record of the Company's Class A common stock.

(d)    Performance Graph.

Comparison of Five-Year Cumulative Total Return

        The following graph compares the cumulative total return on the Company's common stock with the cumulative total return of the S&P 500 Index and the performance peer group index. The graph assumes the reinvestment of all dividends on a quarterly basis.

        The performance peer group index consists of companies considered market competitors of the Company, or that have been selected on the basis of industry, level of management complexity, global focus or industry leadership.

Date	Kraft Foods	S&P 500	Kraft Foods Peer Group
December 2001	$100.00	$100.00	$100.00
December 2002	$116.07	$77.95	$99.98
December 2003	$98.16	$100.27	$113.77
December 2004	$111.06	$111.15	$121.44
December 2005	$90.37	$116.60	$127.69
December 2006	$117.89	$134.97	$153.19

        The Kraft performance peer group consists of the following companies considered market competitors of the Company, or that have been selected on the basis of industry, level of management complexity, global focus or industry leadership: Anheuser-Busch Companies, Inc., Cadbury Schweppes plc, Campbell Soup Company, The Clorox Company, The Coca-Cola Company, Colgate-Palmolive Company, ConAgra Foods, Inc., Diageo plc, General Mills, Inc., Groupe Danone, H.J. Heinz Company, Hershey Foods Corporation, Kellogg Company, Nestlé S.A., PepsiCo, Inc., The Procter & Gamble Company, Sara Lee Corporation, and Unilever N.V.

        The graph and other information furnished under this Part II Item 5(d) of this Form 10-K shall not be deemed to be "soliciting material" or to be "filed" with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act of 1934, as amended.

Item 6.    Selected Financial Data.

KRAFT FOODS INC.

Selected Financial Data—Five Year Review (in millions of dollars, except per share data)

	2006	2005	2004	2003	2002
Summary of Operations:
Net revenues	$34,356	$34,113	$32,168	$30,498	$29,248
Cost of sales	21,940	21,845	20,281	18,531	17,463
Operating income	4,526	4,752	4,612	5,860	5,961
Interest and other debt expense, net	510	636	666	665	847
Earnings from continuing operations, before income taxes and minority interest	4,016	4,116	3,946	5,195	5,114
Pre-tax profit margin from continuing operations	11.7%	12.1%	12.3%	17.0%	17.5%
Provision for income taxes	951	1,209	1,274	1,812	1,813
Minority interest in earnings from continuing operations, net	5	3	3	4	4
(Loss) earnings from discontinued operations, net of income taxes	—	(272)	(4)	97	97

Net earnings	3,060	2,632	2,665	3,476	3,394
Basic EPS:
Continuing operations	1.86	1.72	1.56	1.95	1.90
Discontinued operations	—	(0.16)	—	0.06	0.06
Net earnings	1.86	1.56	1.56	2.01	1.96
Diluted EPS:
Continuing operations	1.85	1.72	1.55	1.95	1.90
Discontinued operations	—	(0.17)	—	0.06	0.06
Net earnings	1.85	1.55	1.55	2.01	1.96
Dividends declared per share	0.96	0.87	0.77	0.66	0.56
Weighted average shares (millions)—Basic	1,643	1,684	1,709	1,727	1,734
Weighted average shares (millions)—Diluted	1,655	1,693	1,714	1,728	1,736

Capital expenditures	1,169	1,171	1,006	1,085	1,184
Depreciation	884	869	868	804	709
Property, plant and equipment, net	9,693	9,817	9,985	10,155	9,559
Inventories	3,506	3,343	3,447	3,343	3,382
Total assets	55,574	57,628	59,928	59,285	57,100
Long-term debt	7,081	8,475	9,723	11,591	10,416
Notes payable to Altria Group, Inc. and affiliates	—	—	—	—	2,560
Total debt	10,821	11,200	12,518	13,462	14,443

Shareholders' equity	28,555	29,593	29,911	28,530	25,832
Common dividends declared as a % of Basic EPS	51.6%	55.8%	49.4%	32.8%	28.6%
Common dividends declared as a % of Diluted EPS	51.9%	56.1%	49.7%	32.8%	28.6%
Book value per common share outstanding	17.45	17.72	17.54	16.57	14.92
Market price per Class A common share—high/low	36.67-27.44	35.65-27.88	36.06-29.45	39.40-26.35	43.95-32.50

Closing price of Class A common share at year end	35.70	28.17	35.61	32.22	38.93
Price/earnings ratio at year end—Basic	19	18	23	16	20
Price/earnings ratio at year end—Diluted	19	18	23	16	20
Number of common shares outstanding at year end (millions)	1,636	1,670	1,705	1,722	1,731
Number of employees	90,000	94,000	98,000	106,000	109,000

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation.

Description of the Company

        Kraft Foods Inc. ("Kraft"), together with its subsidiaries (collectively referred to as the "Company"), manufactures and markets packaged food products, consisting principally of beverages, cheese, snacks, convenient meals and various packaged grocery products. Kraft manages and reports operating results through two units, Kraft North America Commercial and Kraft International Commercial. Reportable segments for Kraft North America Commercial are organized and managed principally by product category. Kraft International Commercial's operations are organized and managed by geographic location. At December 31, 2006, Altria Group, Inc. held 98.5% of the combined voting power of Kraft's outstanding capital stock and owned 89.0% of the outstanding shares of Kraft's capital stock.

Kraft Spin-Off from Altria Group, Inc.:

        On January 31, 2007, the Altria Group, Inc. Board of Directors announced that Altria Group, Inc. plans to spin off all of its remaining interest (89.0%) in the Company on a pro rata basis to Altria Group, Inc. stockholders in a tax-free transaction. The distribution of all the Kraft shares owned by Altria Group, Inc. will be made on March 30, 2007 ("Distribution Date"), to Altria Group, Inc. stockholders of record as of the close of business on March 16, 2007 ("Record Date"). The exact distribution ratio will be calculated by dividing the number of Class A common shares of Kraft held by Altria Group, Inc. by the number of Altria Group, Inc. shares outstanding on the Record Date. Based on the number of shares of Altria Group, Inc. outstanding at December 31, 2006, the distribution ratio would be approximately 0.7 shares of Kraft Class A common stock for every share of Altria Group, Inc. common stock outstanding. Prior to the distribution, Altria Group, Inc. will convert its Class B shares of Kraft common stock, which carry ten votes per share, into Class A shares of Kraft, which carry one vote per share. Following the distribution, only Class A common shares of Kraft will be outstanding and Altria Group, Inc. will not own any shares of Kraft.

        Holders of Altria Group, Inc. stock options will be treated as public stockholders and will, accordingly, have their stock awards split into two instruments. Holders of Altria Group, Inc. stock options will receive the following stock options, which, immediately after the spin-off, will have an aggregate intrinsic value equal to the intrinsic value of the pre-spin Altria Group, Inc. options:

  •
  a new Kraft option to acquire the number of shares of Kraft Class A common stock equal to the product of (a) the number of Altria Group, Inc. options held by such person on the Distribution Date and (b) the approximate distribution ratio of 0.7 mentioned above; and

  •
  an adjusted Altria Group, Inc. option for the same number of shares of Altria Group, Inc. common stock with a reduced exercise price.

        Holders of Altria Group, Inc. restricted stock or stock rights awarded prior to January 31, 2007, will retain their existing award and will receive restricted stock or stock rights of Kraft Class A common stock. The amount of Kraft restricted stock or stock rights awarded to such holders will be calculated using the same formula set forth above with respect to new Kraft options. All of the restricted stock and stock rights will not vest until the completion of the original restriction period (typically, three years from the date of the original grant). Recipients of Altria Group, Inc. stock rights awarded on January 31, 2007, did not receive restricted stock or stock rights of Kraft. Rather, they will receive additional stock rights of Altria Group, Inc. to preserve the intrinsic value of the original award.

        To the extent that employees of the remaining Altria Group, Inc. receive Kraft stock options, Altria Group, Inc. will reimburse the Company in cash for the Black-Scholes fair value of the stock options to be received. To the extent that Kraft employees hold Altria Group, Inc. stock options, the Company will reimburse Altria Group, Inc. in cash for the Black-Scholes fair value of the stock options. To the extent that holders of Altria Group, Inc. stock rights receive Kraft stock rights, Altria Group, Inc. will pay to the Company the fair value of the Kraft stock rights less the value of projected forfeitures. Based upon the number of Altria Group, Inc. stock awards outstanding at December 31, 2006, the net amount of these reimbursements would be a payment of approximately $133 million from the Company to Altria Group, Inc. Based upon the number of Altria Group, Inc. stock awards outstanding at December 31, 2006, the Company would have to issue 28 million stock options and 3 million shares of restricted stock and stock rights. The Company estimates that the issuance of these awards would result in an approximate $0.02 decrease in diluted earnings per share. However, these estimates are subject to change as stock awards vest (in the case of restricted stock) or are exercised (in the case of stock options) prior to the Record Date for the distribution.

        As discussed in Note 2. Summary of Significant Accounting Policies, the Company is currently included in the Altria Group, Inc. consolidated federal income tax return, and federal income tax contingencies are recorded as liabilities on the balance sheet of Altria Group, Inc. Prior to the distribution of Kraft shares, Altria Group, Inc. will reimburse the Company in cash for these liabilities, which are approximately $300 million, plus interest.

        As discussed in Note 4. Related Party Transactions, a subsidiary of Altria Group, Inc. currently provides the Company with certain services at cost plus a 5% management fee. After the Distribution Date, the Company will undertake these activities, and any remaining limited services provided by a subsidiary of Altria Group, Inc. will cease in 2007. All intercompany accounts will be settled in cash within 30 days of the Distribution Date.

Other:

        In October 2005, the Company announced that, effective January 1, 2006, its Canadian business would be realigned to better integrate it into the Company's North American business by product category. Beginning in the first quarter of 2006, the operating results of the Canadian business were being reported throughout the North American food segments. Kraft North America Commercial's segments are North America Beverages; North America Cheese & Foodservice; North America Convenient Meals; North America Grocery; and North America Snacks & Cereals. In addition, in the first quarter of 2006, the Company's international businesses were realigned to reflect the reorganization announced within Europe in November 2005. The two revised international segments are European Union; and Developing Markets, Oceania & North Asia, the latter to reflect the Company's increased management focus on developing markets. Accordingly, prior period segment results have been restated.

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

        The Company's operating subsidiaries generally report year-end results as of the Saturday closest to the end of each year. This resulted in fifty-three weeks of operating results in the Company's consolidated statement of earnings for the year ended December 31, 2005, versus fifty-two weeks for the years ended December 31, 2006 and 2004.

Executive Summary

        The following executive summary is intended to provide significant highlights of the Discussion and Analysis that follows.

        Consolidated Operating Results—The changes in the Company's earnings and diluted earnings per share ("EPS") from continuing operations for the year ended December 31, 2006 from the year ended December 31, 2005, were due primarily to the following (in millions, except per share data):

	Earnings from Continuing Operations	Diluted EPS from Continuing Operations
For the year ended December 31, 2005	$2,904	$1.72
2006 Asset impairment, exit and implementation costs—restructuring	(444)	(0.27)
2005 Asset impairment, exit and implementation costs—restructuring	199	0.12
2006 Asset impairments—non-restructuring	(284)	(0.17)
2005 Asset impairments—non-restructuring	140	0.08
2006 Gain on redemption of United Biscuits investment	148	0.09
2006 Gains on sales of businesses	31	0.02
2005 Gains on sales of businesses	(65)	(0.04)
Change in tax rate	(66)	(0.04)
Favorable resolution of the Altria Group, Inc. 1996-1999 IRS Tax Audit	405	0.24
Shares outstanding		0.04
Currency	19	0.01
Operations	73	0.05

For the year ended December 31, 2006	$3,060	$1.85

        See discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

        The unfavorable net impact of asset impairment, exit and implementation costs on earnings and diluted EPS from continuing operations is due primarily to the following:

        Restructuring Program—The Company announced a three-year restructuring program in January 2004. In January 2006, the Company announced plans to expand its restructuring efforts through 2008. During the years ended December 31, 2006 and 2005, the Company recorded pre-tax charges of $673 million ($444 million after-tax) and $297 million ($199 million after-tax), respectively, for the restructuring plan, including pre-tax implementation costs of $95 million and $87 million, respectively.

        Asset Impairment Charges—During 2006, the Company incurred a pre-tax asset impairment charge of $86 million ($63 million after-tax) in recognition of the sale of its pet snacks brand and assets. In January 2007, the Company announced the sale of its hot cereal assets and trademarks. In recognition of the anticipated sale, the Company recorded a pre-tax asset impairment charge of $69 million ($49 million after-tax) in 2006 for these assets. These charges, which included the write-off of a portion of the associated goodwill, and intangible and fixed assets, were recorded as asset impairment and exit costs on the consolidated statement of earnings. In addition, during the first quarter of 2006, the Company completed its annual review of goodwill and intangible assets and recorded non-cash pre-tax charges of $24 million ($15 million after-tax) related to an intangible asset impairment for biscuits assets in Egypt and hot cereal assets in the United States. Also during 2006, the Company re-evaluated the business model for its Tassimo hot beverage system, the revenues of which lagged the Company's projections. This evaluation resulted in a $245 million ($157 million after-tax) non-cash asset impairment charge related to lower utilization of existing manufacturing capacity. These charges were recorded as asset impairment and exit costs on the consolidated statement of earnings. In addition, the Company anticipates that the impairment will result in related cash expenditures of approximately $3 million, primarily related to decommissioning of idle production lines. The Company also anticipates further charges in 2007 related to negotiations with product suppliers.

        During 2005, the Company sold its fruit snacks assets and incurred a pre-tax asset impairment charge of $93 million ($60 million after-tax) in recognition of the sale. During December 2005, the Company reached agreements to sell certain assets in Canada and a small biscuit brand in the United States and incurred pre-tax asset impairment charges of $176 million ($80 million after-tax) in recognition of these sales. These transactions closed in the first quarter of 2006. These charges, which included the write-off of all associated intangible assets, were recorded as asset impairment and exit costs on the consolidated statement of earnings.

        For further details on the restructuring program or asset impairment and implementation costs, see Note 3 to the Consolidated Financial Statements and the Business Environment section of the following Discussion and Analysis.

        Gain on Redemption of United Biscuits Investment—In 2006, the Company realized a pre-tax gain of $251 million ($148 million after-tax) on the redemption of its outstanding investment in United Biscuits. For further details see Note 6 to the Consolidated Financial Statements.

        Gains on Sales of Businesses—The 2006 gains on sales of businesses were due primarily to the sale of the Company's rice brand and assets, partially offset by the loss on the sale of a U.S. coffee plant and tax expense of $57 million related to the sale of the Company's pet snacks brand and assets. The 2005 gains on sales of businesses were due primarily to the gain on sale of the Company's U.K. desserts assets.

        Income Tax Benefit—The 2006 tax benefit reflects a reimbursement from Altria Group, Inc. in cash for unrequired federal tax reserves of $337 million and pre-tax interest of $46 million ($29 million after-tax), as well as net state tax reversals of $39 million, due to the conclusion of an audit of Altria Group, Inc.'s consolidated federal income tax returns for the years 1996 through 1999. Included within the change in tax rate, among other things, are a benefit of $52 million in 2006 and $82 million in 2005 from the resolution of outstanding items in the Company's international operations. In addition, 2005 income taxes include $24 million from the settlement of an outstanding U.S. tax claim, $33 million in tax impacts associated with the sale of a U.S. biscuit brand and a $53 million aggregate benefit from the domestic manufacturers' deduction provision and the dividend repatriation provision of the American Jobs Creation Act.

        Operations—The $73 million increase in results from operations, which includes the 53rd week in 2005, was due primarily to the following:

  •
  Higher income in North America Snacks & Cereals, reflecting higher pricing and lower marketing costs, partially offset by higher commodity costs and increased promotional spending.

  •
  Higher income in Developing Markets, Oceania & North Asia, reflecting higher pricing and favorable volume/mix, partially offset by increased marketing costs, higher product costs, and the 2005 recovery of a previously written-off account receivable.

  •
  Higher income in North America Cheese & Foodservice, reflecting lower commodity costs, partially offset by lower net pricing and lower volume/mix.

  •
  Lower interest and other debt expense, net, reflecting lower debt levels, the redemption of higher coupon Nabisco bonds and interest income on the federal tax reimbursement from Altria Group, Inc., partially offset by higher short-term interest rates.

        Partially offset by:

  •
  Lower income in North America Beverages, reflecting higher commodity costs, partially offset by higher pricing.

  •
  Lower income in the European Union, reflecting increased promotional spending, and higher product and marketing costs, partially offset by higher pricing.

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

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158"). SFAS No. 158 requires that employers recognize the funded status of their defined benefit pension and other postretirement plans on the consolidated balance sheet and record as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that have not been recognized as components of net periodic benefit cost. The Company adopted the recognition and related disclosure provisions of SFAS No. 158, prospectively, on December 31, 2006. The adoption resulted in a decrease to total assets of $2,286 million, a decrease to total liabilities of $235 million and a decrease to shareholders' equity of $2,051 million.

        SFAS No. 158 also requires an entity to measure plan assets and benefit obligations as of the date of its fiscal year-end statement of financial position for fiscal years ending after December 15, 2008. The Company's non-U.S. pension plans (other than Canadian pension plans) are measured at September 30 of each year. The Company expects to adopt the measurement date provision of SFAS No. 158 and measure these plans as of December 31 of each year beginning December 31, 2008. The Company is presently evaluating the impact of the measurement date change, which is not expected to be significant.

        During the years ended December 31, 2006, 2005 and 2004, the Company recorded the following amounts in the consolidated statements of earnings for employee benefit plans:

	2006	2005	2004
	(in millions)
U.S. pension plan cost	$289	$256	$46
Non-U.S. pension plan cost	155	140	93
Postretirement health care cost	271	253	237
Postemployment benefit plan cost	237	139	167
Employee savings plan cost	84	94	92

Net expense for employee benefit plans	$1,036	$882	$635

        The 2006 net expense for employee benefit plans of $1,036 million increased by $154 million over the 2005 amount. This cost increase primarily relates to higher postemployment benefit plan costs related to the restructuring program, as well as higher amortization of the unrecognized net loss from experience differences in the U.S. and non-U.S. pension plan costs and postretirement health care costs. The 2005 net expense for employee benefit plans of $882 million increased by $247 million over the 2004 amount. The cost increase primarily related to higher U.S. pension plan costs, including higher amortization of the unrecognized net loss from experience differences, a lower expected return on plan assets, a lower discount rate assumption and higher settlement losses as employees retired or left during 2005.

        At December 31, 2006, the Company's discount rate assumption increased from 5.60% to 5.90% for its U.S. pension and postretirement plans. The Company presently anticipates that assumption changes, coupled with the amortization of deferred gains and losses will result in a decrease in 2007 pre-tax U.S. and non-U.S. pension and postretirement expense. While the Company does not presently anticipate a change in its 2007 assumptions, as a sensitivity measure, a fifty-basis point decline (increase) in the Company's discount rate would increase (decrease) the Company's U.S. pension and postretirement expense by approximately $85 million. Similarly, a fifty-basis point decrease (increase) in the expected return on plan assets would increase (decrease) the Company's pension expense for the U.S. pension plans by approximately $32 million. See Note 15 to the consolidated financial statements for a sensitivity discussion of the assumed health care cost trend rates.

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

        The Company is required to conduct an annual review of goodwill and intangible assets for potential impairment. Goodwill impairment testing requires a comparison between the carrying value and fair value of each reporting unit. If the carrying value exceeds the fair value, goodwill is considered impaired. The amount of impairment loss is measured as the difference between the carrying value and implied fair value of goodwill, which is determined using discounted cash flows. Impairment testing for non-amortizable intangible assets requires a comparison between the fair value and carrying value of the intangible asset. If the carrying value exceeds fair value, the intangible asset is considered impaired and is reduced to fair value. These calculations may be affected by the market conditions noted below in the Business Environment section and under the "Risk Factors" section in Part 1, Item 1A of this Annual Report on Form 10-K, as well as interest rates, general economic conditions and projected growth rates. During the first quarter of 2006, the Company completed its annual review of goodwill and intangible assets and recorded non-cash pre-tax charges of $24 million related to an intangible asset impairment for biscuits assets in Egypt and hot cereal assets in the United States. Additionally, in 2006, as part of the sale of its pet snacks brand and assets, the Company recorded non-cash pre-tax asset impairment charges of $86 million, which included the write-off of a portion of the associated goodwill and intangible assets of $25 million and $55 million, respectively, as well as $6 million of asset write-downs. In January 2007, the Company announced the sale of its hot cereal assets and trademarks. In anticipation of the sale, the Company recorded a pre-tax asset impairment charge of $69 million in 2006 for these assets, which included the write-off of a portion of the associated goodwill and intangible assets of $15 million and $52 million, respectively, as well as $2 million of asset write-downs. During the first quarter of 2005, the Company completed its annual review of goodwill and intangible assets and no impairment charges resulted from this review. However, as part of the sale of certain Canadian assets and two brands, the Company recorded non-cash pre-tax asset impairment charges of $269 million in 2005, which included impairment of goodwill and intangible assets of $13 million and $118 million, respectively, as well as $138 million of asset write-downs.

        Impairment of Long-Lived Assets.    The Company reviews long-lived assets, including amortizable intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company performs undiscounted operating cash flow analyses to determine if an impairment exists. These analyses are affected by interest rates, general economic conditions and projected growth rates. For purposes of recognition and measurement of an impairment of assets held for use, the Company groups assets and liabilities at the lowest level for which cash flows are separately identifiable. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. As previously discussed, the Company recorded non-cash pre-tax asset impairment charges of $245 million related to its Tassimo hot beverage business in 2006. The charges are included in asset impairment and exit costs in the consolidated statement of earnings.

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

        Related Party Transactions.    As discussed in Note 4 to the consolidated financial statements, Altria Group, Inc.'s subsidiary, Altria Corporate Services, Inc., provides the Company with various services, including planning, legal, treasury, auditing, insurance, human resources, office of the secretary, corporate affairs, information technology, aviation and tax services. Billings for these services, which were based on the cost to Altria Corporate Services, Inc. to provide such services and a 5% management fee based on wages and benefits, were $178 million, $237 million and $310 million for the years ended December 31, 2006, 2005 and 2004, respectively. These costs were paid to Altria Corporate Services, Inc. monthly. The Company performed at a similar cost various functions in 2006 and 2005 that previously had been provided by Altria Corporate Services, Inc., resulting in lower service charges in 2006 and 2005. The Company plans to undertake all remaining services currently provided by Altria Corporate Services, Inc. at a similar cost in 2007. Although the cost of these services cannot be quantified on a stand-alone basis, management has assessed that the billings are reasonable based on the level of support provided by Altria Corporate Services, Inc., and that they reflect all services provided. The cost and nature of the services are reviewed annually by the Company's Audit Committee, which is comprised of independent directors. The effects of these transactions are included in operating cash flows in the Company's consolidated statements of cash flows.

        During 2006, the Company purchased certain real estate and personal property located in Wilkes Barre, Pennsylvania, from Altria Corporate Services, Inc., for an aggregate purchase price of $9.3 million. In addition, the Company assumed all of Altria Corporate Services, Inc.'s rights under a lease for certain real property located in San Antonio, Texas. The Company also purchased certain personal property located in San Antonio, Texas from Altria Corporate Services, Inc., for an aggregate purchase price of $6.0 million.

        Also, see Note 13. Income Taxes regarding the impact to the Company of the closure of an Internal Revenue Service review of Altria Group, Inc.'s consolidated federal income tax return recorded during 2006.

        During 2005, the Company repatriated certain foreign earnings as part of Altria Group, Inc.'s dividend repatriation plan under provisions of the American Jobs Creation Act. Increased taxes for this repatriation of $21 million were reimbursed by Altria Group, Inc. The reimbursement was reported in the Company's financial statements as an increase to additional paid-in capital.

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

        At December 31, 2006 and 2005, the Company had short-term amounts payable to Altria Group, Inc. of $607 million and $652 million, respectively. The amounts payable to Altria Group, Inc. generally include accrued dividends, taxes and service fees. Interest on intercompany borrowings is based on the applicable London Interbank Offered Rate.

        Income Taxes.    The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." The U.S. accounts of the Company are included in the consolidated federal income tax return of Altria Group, Inc. Income taxes are generally computed on a separate company basis. To the extent that foreign tax credits, capital losses and other credits generated by the

Company, which cannot currently be utilized on a separate company basis, are utilized in Altria Group, Inc.'s consolidated federal income tax return, the benefit is recognized in the calculation of the Company's provision for income taxes. Based on the Company's current estimate, this benefit is calculated to be approximately $195 million, $225 million and $70 million for the years ended December 31, 2006, 2005 and 2004, respectively. The amounts in 2005 and 2006 include dividend repatriations and the impact of certain legal entity reorganizations. The benefit is dependent on a variety of tax attributes that have a tendency to vary year to year. The Company makes payments to, or is reimbursed by, Altria Group, Inc. for the tax effects resulting from its inclusion in Altria Group, Inc.'s consolidated federal income tax return including current taxes payable and net changes in tax provisions. The Company is assessing opportunities to mitigate the loss of tax benefits upon Altria Group, Inc.'s distribution of its Kraft shares, and currently estimates the annual amount of lost tax benefits to be in the range of $50 million to $75 million.

        Significant judgment is required in determining income tax provisions and in evaluating tax positions. The Company establishes additional provisions for income taxes when, despite the belief that existing tax positions are fully supportable, there remain certain positions that are likely to be challenged and that may not be sustained on review by tax authorities. The Company evaluates and potentially adjusts these provisions in light of changing facts and circumstances. The consolidated tax provision includes the impact of changes to accruals that are deemed necessary. The Company expects its effective tax rate to average 35.5% in 2007 (up from 31.7% in 2006), excluding the impact of changes for asset impairment, exit and implementation costs, and one-time gains and losses related to acquisitions and divestitures.

        In 2006, the United States Internal Revenue Service concluded its examination of Altria Group, Inc.'s consolidated tax returns for the years 1996 through 1999 and issued a final Revenue Agents Report on March 15, 2006. Consequently, Altria Group, Inc. reimbursed the Company in cash for unrequired federal tax reserves of $337 million and pre-tax interest of $46 million ($29 million after-tax). The Company also recognized net state tax reversals of $39 million, resulting in a total net earnings benefit of $405 million or $0.24 per diluted share during 2006.

        In October 2004, the American Jobs Creation Act ("the Jobs Act") was signed into law. The Jobs Act includes a deduction for 85% of certain foreign earnings that are repatriated. In 2005, the Company repatriated approximately $500 million of earnings under the provisions of the Jobs Act. Deferred taxes had previously been provided for a portion of the dividends to be remitted. The reversal of the deferred taxes more than offset the tax costs to repatriate the earnings and resulted in a net tax reduction of $28 million in the consolidated income tax provision during 2005.

        In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"), which will become effective for the Company on January 1, 2007. The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The adoption of FIN 48 will result in an increase to shareholders' equity as of January 1, 2007 of approximately $200 million to $225 million.

        Consolidation.    The consolidated financial statements include Kraft Foods Inc., as well as its wholly-owned and majority-owned subsidiaries. Investments in which Kraft Foods Inc. exercises significant influence (20% - 50% ownership interest), are accounted for under the equity method of accounting. Investments in which the Company has an ownership interest of less than 20%, or does not exercise significant influence, are accounted for by the cost method of accounting. All intercompany transactions and balances between and among Kraft's subsidiaries have been eliminated. Transactions between any of the Company's businesses and Altria Group, Inc. and its affiliates are included in the consolidated financial statements.

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

  •
  competitors with different profit objectives and less susceptibility to currency exchange rates; and

  •
  increasing scrutiny of product labeling and marketing practices as well as concerns and/or regulations regarding food safety, quality and health, including genetically modified organisms, trans-fatty acids and obesity. Increased government regulation of the food industry could result in increased costs to the Company.

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

        Fluctuations in commodity costs can lead to retail price volatility and intense price competition, and can influence consumer and trade buying patterns. During 2006, the Company's commodity costs on average were higher than those incurred in 2005 (most notably higher coffee, energy and packaging costs, partially offset by lower cheese and meat costs), and adversely affected earnings. For 2006, the Company's commodity costs were approximately $275 million higher than 2005, following an increase of approximately $800 million for 2005 compared with 2004.

Restructuring:

        In January 2004, the Company announced a three-year restructuring program (which is discussed further in Note 3. Asset Impairment, Exit and Implementation Costs) with the objectives of leveraging the Company's global scale, realigning and lowering its cost structure, and optimizing capacity utilization. In January 2006, the Company announced plans to expand its restructuring efforts through 2008. The entire restructuring program is expected to result in $3.0 billion in pre-tax charges, the closure of up to 40 facilities, the elimination of approximately 14,000 positions and annualized cost savings at the completion of the program of approximately $1.0 billion. The decline of $700 million from the $3.7 billion in pre-tax charges previously announced was due primarily to lower than projected severance costs, the cancellation of an initiative intended to generate sales efficiencies, and the sale of one plant that was originally planned to be closed. Approximately $1.9 billion of the $3.0 billion in pre-tax charges are expected to require cash payments. Total pre-tax restructuring program charges incurred, including implementation costs, were $673 million, $297 million and $641 million in 2006, 2005 and 2004, respectively. Total pre-tax restructuring charges for the program incurred from January 2004 through December 31, 2006 were $1.6 billion and specific programs announced will result in the elimination of approximately 9,800 positions. Approximately 60% of the pre-tax charges to date are expected to require cash payments.

        In addition, the Company expects to incur approximately $550 million in capital expenditures to implement the restructuring program. From January 2004 through December 31, 2006, the Company spent $245 million in capital, including $101 million spent in 2006, to implement the restructuring program. Cumulative annualized cost savings as a result of the restructuring program were approximately $540 million and $260 million through December 31, 2006 and 2005, respectively, and are anticipated to reach approximately $700 million by the end of 2007, all of which are expected to be used in support of brand-building initiatives.

Asset Impairment Charges:

        As discussed further in Note 3. Asset Impairment, Exit and Implementation Costs, the Company incurred pre-tax asset impairment charges of $424 million, $269 million and $20 million during the years ended December 31, 2006, 2005 and 2004, respectively. These charges were recorded as asset impairment and exit costs on the consolidated statements of earnings.

        These asset impairment charges primarily related to various sales of the Company's brands and assets, as well as the 2006 re-evaluation of the business model for the Company's Tassimo hot beverage system, the revenues of which lagged the Company's projections. This evaluation resulted in a $245 million non-cash pre-tax asset impairment charge related to lower utilization of existing manufacturing capacity. In addition, the Company anticipates that the impairment will result in related cash expenditures of approximately $3 million, primarily related to decommissioning of idle production lines. The Company also anticipates further charges in 2007 related to negotiations with product suppliers.

Acquisitions and Dispositions:

        One element of the Company's growth strategy is to strengthen its brand portfolios and/or expand its geographic reach through a disciplined program of selective acquisitions and divestitures. The Company is constantly reviewing potential acquisition candidates and from time to time sells businesses to accelerate the shift in its portfolio toward businesses—whether global, regional or local—that offer the Company a sustainable competitive advantage. The impact of any future acquisition or divestiture could have a material impact on the Company's consolidated financial position, results of operations or cash flows, and future sales of businesses could in some cases result in losses on sale.

        During 2006, the Company acquired the Spanish and Portuguese operations of United Biscuits ("UB"), and rights to all Nabisco trademarks in the European Union, Eastern Europe, the Middle East and Africa, which UB has held since 2000, for a total cost of approximately $1.1 billion. The Spanish and Portuguese operations of UB include its biscuits, dry desserts, canned meats, tomato and fruit juice businesses as well as seven manufacturing facilities and 1,300 employees. From September 2006 to December 31, 2006, these businesses contributed net revenues of $111 million. The non-cash acquisition was financed by the Company's assumption of $541 million of debt issued by the acquired business immediately prior to the acquisition, as well as $530 million of value for the redemption of the Company's outstanding investment in UB, primarily deep-discount securities. The redemption of the Company's investment in UB resulted in a pre-tax gain on closing of $251 million ($148 million after-tax or $0.09 per diluted share).

        Aside from the debt assumed as part of the acquisition price, the Company acquired assets consisting primarily of goodwill of $734 million, other intangible assets of $217 million, property, plant and equipment of $161 million, receivables of $101 million and inventories of $34 million. These amounts represent the preliminary allocation of purchase price and are subject to revision when appraisals are finalized, which is expected to occur during the first half of 2007.

        During 2006, the Company sold its rice brand and assets, and its industrial coconut assets. The Company also sold its pet snacks brand and assets in 2006 and recorded tax expense of $57 million related to the sale. In addition, the Company incurred a pre-tax asset impairment charge of $86 million in 2006 in recognition of this sale. Additionally, during 2006, the Company sold certain Canadian assets and a small U.S. biscuit brand, and incurred pre-tax asset impairment charges of $176 million in 2005 in recognition of these sales. Also during 2006, the Company sold a U.S. coffee plant. The aggregate proceeds received from these sales were $946 million, on which the Company recorded pre-tax gains of $117 million.

        In January 2007, the Company announced the sale of its hot cereal assets and trademarks. In recognition of the anticipated sale, the Company recorded a pre-tax asset impairment charge of $69 million in 2006 for these assets.

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

        The operating results of the businesses acquired and sold, other than the UB acquisition and the divestiture of the sugar confectionery business, in the aggregate, were not material to the Company's consolidated financial position, results of operations or cash flows in any of the periods presented.

Consolidated Operating Results

	For the Years Ended December 31,
	2006	2005	2004
	(in millions)
Volume (in pounds):
North America Beverages	3,102	3,328	3,191
North America Cheese & Foodservice	3,072	3,227	3,231
North America Convenient Meals	2,409	2,398	2,331
North America Grocery	1,881	2,398	2,413
North America Snacks & Cereals	2,643	2,736	2,648
European Union	2,291	2,246	2,333
Developing Markets, Oceania & North Asia	2,853	2,879	2,855

Volume (in pounds)	18,251	19,212	19,002

Net revenues:
North America Beverages	$3,088	$3,056	$2,742
North America Cheese & Foodservice	6,078	6,244	6,021
North America Convenient Meals	4,863	4,719	4,445
North America Grocery	2,731	3,024	3,009
North America Snacks & Cereals	6,358	6,250	5,843
European Union	6,672	6,714	6,504
Developing Markets, Oceania & North Asia	4,566	4,106	3,604

Net revenues	$34,356	$34,113	$32,168

Operating income:
Operating companies income:
North America Beverages	$205	$463	$469
North America Cheese & Foodservice	886	921	793
North America Convenient Meals	914	793	800
North America Grocery	919	724	1,023
North America Snacks & Cereals	829	930	785
European Union	548	722	690
Developing Markets, Oceania & North Asia	416	400	243
Amortization of intangibles	(7)	(10)	(11)
General corporate expenses	(184)	(191)	(180)

Operating income	$4,526	$4,752	$4,612

Net Earnings:
Earnings from continuing operations	$3,060	$2,904	$2,669
Loss from discontinued operations, net of income taxes		(272)	(4)

Net earnings	$3,060	$2,632	$2,665

Weighted average shares for diluted earnings per share	1,655	1,693	1,714

Diluted earnings per share:
Continuing operations	$1.85	$1.72	$1.55
Discontinued operations		(0.17)

Net earnings	$1.85	$1.55	$1.55

        Operating income was affected by the following items during 2006, 2005 and 2004:

  •
  Asset impairment, exit and implementation costs—As discussed in Note 3 to the consolidated financial statements, during 2006, 2005 and 2004, the Company recorded $1,002 million, $479 million and $603 million, respectively, of asset impairment and exit costs on its consolidated statement of earnings. Additionally, during 2006, 2005 and 2004, the Company recorded pre-tax implementation costs of $95 million, $87 million and $50 million, respectively. During 2004, the Company also recorded $47 million of pre-tax impairment charges related to its equity investment in a joint venture in Turkey.

        The pre-tax asset impairment, exit and implementation costs for the years ended December 31, 2006, 2005 and 2004, were included in the operating companies income of the following segments:

	For the Year Ended December 31, 2006
	Restructuring Costs	Asset Impairment	Total Asset Impairment and Exit Costs	Implementation Costs	Total
	(in millions)
North America Beverages	$21	$75	$96	$12	$108
North America Cheese & Foodservice	87		87	15	102
North America Convenient Meals	106		106	12	118
North America Grocery	21		21	9	30
North America Snacks & Cereals	39	168	207	16	223
European Union	230	170	400	23	423
Developing Markets, Oceania & North Asia	74	11	85	8	93

Total—Continuing Operations	$578	$424	$1,002	$95	$1,097

	For the Year Ended December 31, 2005
	Restructuring Costs	Asset Impairment	Total Asset Impairment and Exit Costs	Implementation Costs	Total
	(in millions)
North America Beverages	$11	$—	$11	$10	$21
North America Cheese & Foodservice	15		15	4	19
North America Convenient Meals	13		13	7	20
North America Grocery	21	206	227	8	235
North America Snacks & Cereals	6	63	69	26	95
European Union	127		127	20	147
Developing Markets, Oceania & North Asia	17		17	12	29

Total—Continuing Operations	$210	$269	$479	$87	$566

	For the Year Ended December 31, 2004
	Restructuring Costs	Asset Impairment	Total Asset Impairment and Exit Costs	Equity Impairment and Implementation Costs	Total
	(in millions)
North America Beverages	$36	$—	$36	$5	$41
North America Cheese & Foodservice	68	8	76	6	82
North America Convenient Meals	41		41	4	45
North America Grocery	16		16	7	23
North America Snacks & Cereals	222		222	18	240
European Union	180		180	8	188
Developing Markets, Oceania & North Asia	20	12	32	49	81

Total—Continuing Operations	$583	$20	$603	$97	$700

  •
  Gain on Redemption of United Biscuits Investment—As more fully discussed in Note 6. Acquisitions, in the third quarter of 2006, the Company acquired the Spanish and Portuguese operations of United Biscuits ("UB") and rights to all Nabisco trademarks in the European Union, Eastern Europe, the Middle East and Africa. The redemption of the Company's outstanding investment in UB resulted in a pre-tax gain on closing of $251 million. This gain is included in the operating companies income of the European Union segment.

  •
  Gains/Losses on Sales of Businesses—During 2006, the Company sold its rice brand and assets, pet snacks brand and assets, industrial coconut assets, certain Canadian assets, a small U.S. biscuit brand and a U.S. coffee plant for aggregate pre-tax gains of $117 million. During 2005, the Company sold its fruit snacks assets, U.K. desserts assets, U.S. yogurt assets, a small business in Colombia, a minor trademark in Mexico and a small equity investment in Turkey for aggregate pre-tax gains of $108 million. During 2004, the Company sold a Brazilian snack nuts business and trademarks associated with a candy business in Norway for aggregate pre-tax losses of $3 million. These pre-tax (gains) losses were included in the operating companies income of the following segments:

	For the Years Ended December 31,
	2006	2005	2004
	(in millions)
North America Beverages	$95	$—	$—
North America Cheese & Foodservice	8	(1)
North America Convenient Meals	(226)
North America Grocery	1	2
North America Snacks & Cereals	5
European Union		(114)	(5)
Developing Markets, Oceania & North Asia		5	8

(Gains) losses on sales of businesses	$(117)	$(108)	$3

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

2006 compared with 2005

        The following discussion compares consolidated operating results for 2006 with 2005.

        The Company's 2005 results included 53 weeks of operating results compared with 52 weeks in 2006. The Company estimates that this extra week positively impacted net revenues and operating income by approximately 2% in 2005 (approximately $625 million and $100 million, respectively), causing a negative comparison to 2006.

        Volume decreased 961 million pounds (5.0%), including the 53rd week in 2005 results. Excluding the impact of divestitures, the acquisition of UB and the 53rd week of shipments in 2005, volume decreased 0.4%, due primarily to the discontinuation of certain ready-to-drink and foodservice product lines and lower grocery shipments in North America, partially offset by higher shipments of meat, biscuits and cheese in North America and higher shipments in Developing Markets, Oceania & North Asia.

        Net revenues increased $243 million (0.7%), due primarily to favorable volume/mix ($244 million, including the 53rd week in 2005), higher net pricing ($229 million, reflecting commodity-driven pricing, partially offset by increased promotional spending), favorable currency ($145 million) and the acquisition of UB ($111 million), partially offset by the impact of divested businesses ($488 million).

        Operating income decreased $226 million (4.8%), due primarily to higher pre-tax asset impairment and exit costs ($523 million), 2005 net gains on the sales of businesses ($108 million), higher marketing costs ($85 million) and the impact of divestitures ($71 million), partially offset by the 2006 gain on redemption of the Company's UB investment ($251 million), the 2006 net gains on sales of businesses ($117 million), higher net pricing ($72 million, reflecting commodity-driven pricing, partially offset by increased promotional spending and higher costs), lower fixed manufacturing costs ($40 million), favorable volume/mix ($32 million, including the 53rd week in 2005), favorable currency ($29 million) and the acquisition of UB ($18 million).

        Currency movements increased net revenues by $145 million and operating income by $29 million. These increases were due primarily to the weakness of the U.S. dollar against the Canadian dollar and the Brazilian real, partially offset by the strength of the U.S. dollar against the euro.

        Interest and other debt expense, net decreased $126 million (19.8%) due primarily to $46 million of pre-tax interest income associated with the conclusion of a tax audit at Altria Group, Inc., lower debt levels and the redemption of higher coupon Nabisco bonds, partially offset by higher short-term interest rates.

        The Company's income tax rate decreased by 5.7 percentage points to 23.7%. The 2006 tax rate includes a reimbursement from Altria Group, Inc. in cash for unrequired federal tax reserves of $337 million, and net state tax reversals of $39 million, due to the conclusion of an audit of Altria Group, Inc.'s consolidated federal income tax returns for the years 1996 through 1999. Included within the change in tax rates, among other things, are a benefit of $52 million in 2006 and $82 million in 2005 from the resolution of outstanding items in the Company's international operations. In addition, in 2005 income taxes include $24 million from the settlement of an outstanding U.S. tax claim, $33 million of tax impacts associated with the sale of a U.S. biscuit brand and a $53 million aggregate benefit from the domestic manufacturers' deduction provision and the dividend repatriation provision of the Jobs Act.

        Earnings from continuing operations of $3,060 million increased $156 million (5.4%), due primarily to the tax benefit discussed above and lower interest expense, partially offset by lower operating income (reflecting higher asset impairment and exit costs in 2006). Diluted EPS from continuing operations, which was $1.85, increased by 7.6%.

        The loss from discontinued operations, net of income taxes, in 2005 was due primarily to the recording of additional tax expense of $297 million that arose from the sale of the sugar confectionery business in the second quarter of 2005.

        Net earnings of $3,060 million increased $428 million (16.3%). Diluted EPS from net earnings, which was $1.85, increased by 19.4%.

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

Operating Results by Reportable Segment

2006 compared with 2005

        The following discussion compares operating results within each of Kraft's reportable segments for 2006 with 2005.

        North America Beverages.    Volume decreased 6.8%, including the 53rd week of shipments in 2005 (representing approximately 2 percentage points of decline), due primarily to a decline in refreshment beverages volume resulting from the discontinuation of certain ready-to-drink product lines and lower shipments of coffee.

        Net revenues increased $32 million (1.0%), due primarily to higher pricing, net of increased promotional spending ($36 million) and favorable currency ($14 million), partially offset by lower volume/mix ($17 million, including the 53rd week in 2005). Coffee net revenues increased due to higher commodity-based pricing, partially offset by lower shipments. In powdered beverages, favorable mix from new products also drove higher net revenues. Ready-to-drink net revenues declined due to lower shipments and discontinuation of certain products.

        Operating companies income decreased $258 million (55.7%), due primarily to the loss on the sale of a U.S. coffee plant ($95 million), higher pre-tax charges for asset impairment and exit costs ($85 million, including $75 million as part of the Tassimo asset impairment) and unfavorable costs, net of higher pricing ($69 million, including higher commodity costs).

        North America Cheese & Foodservice.    Volume decreased 4.8%, including the 53rd week of shipments in 2005 (representing approximately 2 percentage points of decline), due primarily to the divestitures of Canadian grocery assets, U.S. yogurt assets and industrial coconut assets, and lower volume in foodservice. In foodservice, volume declined due to the discontinuation of lower margin product lines. Cheese volume was flat as higher shipments of natural and cream cheese were offset by the impact of divestitures and the 53rd week of shipments in 2005.

        Net revenues decreased $166 million (2.7%), due primarily to lower net pricing ($114 million, representing increased promotional spending, net of higher pricing), lower volume/mix ($60 million, including the 53rd week in 2005) and the impact of divestitures ($53 million), partially offset by favorable currency ($61 million). In foodservice, net revenues decreased due primarily to lower volume, the impact of divestitures and lower cheese pricing, partially offset by favorable currency. Cheese net revenues decreased due primarily to lower net pricing in response to declining cheese costs and the impact of divestitures, partially offset by favorable currency.

        Operating companies income decreased $35 million (3.8%), due primarily to higher pre-tax charges for asset impairment and exit costs ($72 million), lower volume/mix ($22 million, including the 53rd week in 2005), higher marketing spending ($20 million), higher implementation costs ($11 million) and the 2006 loss on sale of industrial coconut assets ($8 million), partially offset by favorable costs (primarily cheese commodity costs), net of lower net pricing ($79 million), lower fixed manufacturing costs ($11 million) and favorable currency ($9 million).

        North America Convenient Meals.    Volume increased 0.5%, despite the 53rd week of shipments in 2005 (representing approximately 2 percentage points of decline), driven by higher meat shipments (cold cuts, hot dogs and bacon) and higher shipments of pizza, partially offset by lower shipments of dinners, due to competition in macaroni and cheese dinners, and the divestiture of the rice brand and assets.

        Net revenues increased $144 million (3.1%), due primarily to higher volume/mix ($138 million, including the 53rd week in 2005), favorable currency ($14 million) and higher pricing, net of increased promotional spending ($7 million), partially offset by the impact of divestitures ($15 million). In meats, higher net revenues were driven by continued strong results for new products and higher net pricing. Pizza net revenues increased due to higher shipments and favorable mix from new products, partially offset by higher promotional spending. Dinners net revenues decreased due to the impact of lower volume.

        Operating companies income increased $121 million (15.3%), due primarily to the 2006 gain on the sale of the rice brand and assets ($226 million), lower fixed manufacturing costs ($24 million) and favorable currency ($4 million), partially offset by higher pre-tax charges for asset impairment and exit costs ($93 million), higher product costs and promotional spending, net of higher pricing ($24 million), the impact of divestitures ($9 million) and higher implementation costs ($5 million).

        North America Grocery.    Volume decreased 21.6%, including the 53rd week of shipments in 2005 (representing approximately 2 percentage points of decline), due primarily to the divestitures of fruit snacks and Canadian grocery assets, the discontinuation of certain Canadian condiment product lines and lower shipments of ready-to-eat and dry packaged desserts, and spoonable salad dressings.

        Net revenues decreased $293 million (9.7%), due primarily to the impact of divestitures ($266 million) and lower volume/mix ($85 million, including the 53rd week in 2005), partially offset by higher pricing ($30 million) and the impact of favorable currency ($26 million). Ready-to-eat and dry packaged desserts net revenues declined due to lower shipment volume. In spoonable salad dressing, net revenues decreased due to lower shipments, partially offset by lower promotional spending. Pourable salad dressing net revenues declined due to higher promotional spending.

        Operating companies income increased $195 million (26.9%), due primarily to lower pre-tax charges for asset impairment and exit costs ($206 million, including the $113 million asset impairment charge in 2005 related to the sale of the Canadian grocery assets and the $93 million asset impairment charge related to the 2005 sale of the fruit snacks assets), lower marketing, administration and research costs ($30 million, including costs associated with the 53rd week in 2005), favorable currency ($8 million) and higher pricing, net of unfavorable costs ($7 million), partially offset by lower volume/mix ($50 million, including the 53rd week in 2005) and the impact of divestitures ($9 million).

        North America Snacks & Cereals.    Volume decreased 3.4%, including the 53rd week of shipments in 2005 (representing approximately 2 percentage points of decline), due primarily to the divestitures of the pet snacks brand and assets, and a small biscuit brand, and lower shipments of snack nuts, partially offset by higher shipments of biscuits and snack bars.

        Net revenues increased $108 million (1.7%), due primarily to favorable volume/mix ($106 million, including the 53rd week in 2005) and higher pricing, net of increased promotional spending ($86 million, reflecting commodity-driven pricing in biscuits and ready-to-eat cereals) and favorable currency ($38 million), partially offset by the impact of divestitures ($123 million). Biscuit net revenues increased due to higher pricing to offset the impact of commodity cost increases in energy and packaging, higher shipment volume and favorable mix. In snack bars, net revenue increases were driven by new product introductions. Canadian snack net revenues also increased due to sales of co-manufactured products related to the 2005 divested confectionery business. Snack nuts net revenues decreased due to lower shipments.

        Operating companies income decreased $101 million (10.9%), due primarily to higher pre-tax charges for asset impairment and exit costs ($138 million, including the $86 million asset impairment charge in 2006 related to the sale of the pet snacks brand and assets, the $69 million impairment charge in 2006 related to the sale of the hot cereal assets and trademarks, the $13 million hot cereal intangible asset impairment in 2006 and the $63 million asset impairment charge in 2005 related to the sale of a small biscuit brand), the impact of divestitures ($47 million) and 2006 losses on sales of businesses

($5 million), partially offset by lower marketing spending ($48 million), lower fixed manufacturing costs ($10 million), lower implementation costs ($10 million), higher pricing, net of increased promotional spending and unfavorable product costs ($8 million), favorable volume/mix ($7 million, including the 53rd week in 2005) and favorable currency ($6 million).

        European Union.    Volume increased 2.0%, despite the 53rd week of shipments in 2005 (representing approximately 2 percentage points of decline), due primarily to the acquisition of UB, partially offset by lower shipments across several sectors and the divestiture of the U.K. desserts assets in the first quarter of 2005. Snacks volume increased due primarily to the acquisition of UB and higher confectionery shipments, particularly in Poland. Convenient meals volume was up due primarily to the acquisition of UB, partially offset by lower shipments in Germany and the Nordic area. Grocery volume declined due primarily to the divestiture of the U.K. desserts assets and lower shipments in Germany, partially offset by the acquisition of UB. In beverages, coffee volume declined across most countries except Germany and refreshment beverages shipments were lower. In cheese & dairy, volume decreased due to lower shipments in Germany and Italy.

        Net revenues decreased $42 million (0.6%), due primarily to unfavorable currency ($93 million), unfavorable volume/mix ($53 million, including the 53rd week in 2005) and the impact of divestitures ($12 million), partially offset by the acquisition of UB ($110 million) and higher pricing, net of increased promotional spending ($6 million). In cheese & dairy, net revenues decreased due to lower shipments, unfavorable currency and lower net pricing. Grocery net revenues declined due to unfavorable currency and the impact of the divestiture of the U.K. desserts business, partially offset by the acquisition of UB. In beverages, net revenues declined due to unfavorable currency and lower coffee and refreshment beverage shipments, partially offset by commodity-related pricing and favorable mix in coffee. Convenient meals net revenues also decreased, due to unfavorable currency and lower shipments, partially offset by the impact of the acquisition of UB. Snacks net revenues increased due primarily to the acquisition of UB for biscuits and higher shipments and pricing in confectionery, partially offset by unfavorable currency.

        Operating companies income decreased $174 million (24.1%), due primarily to higher pre-tax charges for asset impairment and exit costs ($273 million, including $170 million of asset impairment charges related to Tassimo), the gain on the sale of U.K. desserts assets in 2005 ($115 million), unfavorable costs and increased promotional spending, net of higher pricing ($31 million), higher marketing, administration and research costs ($17 million, including costs associated with the 53rd week in 2005) and unfavorable currency ($14 million), partially offset by the 2006 gain on the redemption of the Company's outstanding investment in UB ($251 million), the impact of the acquisition of UB ($18 million) and lower fixed manufacturing costs ($14 million).

        Developing Markets, Oceania & North Asia.    Volume decreased 0.9%, including the 53rd week of shipments in 2005 (representing approximately 2 percentage points of decline), as lower volume in Asia Pacific was partially offset by growth in Eastern Europe and Latin America. In cheese and dairy, volume declined in Asia Pacific, partially offset by higher shipments in the Middle East. Grocery volume declined due to lower shipments in Brazil, Mexico, Venezuela and the Middle East. In beverages, volume declined due to the discontinuation of a product line in Mexico and lower shipments in Southeast Asia and the Middle East, partially offset by higher coffee volume in Russia, Ukraine and Romania, and higher refreshment beverage volume in China. Snacks volume increased driven by higher shipments in Brazil reflecting confectionery growth and gains in biscuits, and growth in Venezuela, Russia, Southeast Asia, Romania and Ukraine. Convenient meals volume decreased slightly.

        Net revenues increased $460 million (11.2%), due primarily to favorable volume/mix ($215 million, including the 53rd week in 2005), higher pricing ($178 million) and favorable currency ($85 million), partially offset by the impact of divestitures ($19 million). In snacks, net revenues grew due to higher volume as well as favorable pricing in Latin America and favorable currency in Brazil. Confectionery net revenues also increased, due to growth in Russia and Ukraine. Coffee net revenues increased due to commodity-based pricing, favorable mix and higher shipments in Russia, Ukraine and Romania. In refreshment beverages, higher shipments in Brazil and favorable pricing in Mexico drove higher net revenues. Cheese & dairy net revenue increases were driven by higher shipments in the Middle East. In convenient meals, net revenues were up slightly. Grocery net revenues declined due to the impact of a divestiture in Colombia.

        Operating companies income increased $16 million (4.0%), due primarily to higher pricing, net of unfavorable costs ($102 million), favorable volume/mix ($93 million, including the 53rd week in 2005), favorable currency ($16 million), the losses on sales of businesses in 2005 ($5 million) and lower implementation costs ($4 million), partially offset by higher marketing, administration and research costs ($117 million, including costs associated with the 53rd week in 2005, higher marketing spending in 2006 and the 2005 recovery of a previously written-off account receivable of $16 million), higher pre-tax asset impairment and exit costs ($68 million, including the $11 million intangible asset impairment charge for biscuits assets in Egypt) and higher fixed manufacturing costs ($18 million).

2005 compared with 2004

        The following discussion compares operating results within each of Kraft's reportable segments for 2005 with 2004.

        North America Beverages.    Volume increased 4.3% including the 53rd week of shipments (representing approximately 2 percentage points of growth), due primarily to refreshment beverages, partially offset by a decline in coffee. Refreshment beverages volume increased, due primarily to the 2004 acquisition of Veryfine, partially offset by a shift to lower weight sugar-free powdered beverages. In coffee, volume declined due to the impact of commodity-driven price increases on category consumption, although volume grew in premium brand coffee.

        Net revenues increased $314 million (11.5%), due primarily to higher pricing and lower promotional spending ($158 million, reflecting commodity-driven pricing in coffee), higher volume/mix ($106 million, including the benefit of the 53rd week), the impact of the 2004 Veryfine acquisition ($34 million) and favorable currency ($14 million). Refreshment beverages net revenues increased, due primarily to expanded distribution of Veryfine and new product introductions in sugar-free powdered beverages. Coffee net revenues increased, due primarily to increased prices and positive mix driven by volume growth in premium brands.

        Operating companies income decreased $6 million (1.3%), due primarily to higher marketing, administration and research costs ($101 million, including higher marketing and benefit costs, as well as costs associated with the 53rd week) and higher fixed manufacturing costs ($14 million), partially offset by favorable volume/mix ($73 million, including the benefit of the 53rd week), lower pre-tax charges for asset impairment and exit costs ($25 million) and higher pricing ($14 million, including higher commodity costs).

        North America Cheese & Foodservice.    Volume decreased 0.1% despite the 53rd week of shipments (representing approximately 2 percentage points of growth), due primarily to the impact of the divestiture of the U.S. yogurt assets, partially offset by gains in foodservice. In cheese, volume declined due primarily to the impact of the yogurt divestiture, partially offset by gains in natural cheese, cream cheese, process loaves and cottage cheese. Volume in the foodservice business increased due primarily to the 2004 acquisition of the Veryfine beverage business.

        Net revenues increased $223 million (3.7%), due primarily to favorable volume/mix ($203 million, including the benefit of the 53rd week), favorable currency ($58 million), higher pricing, net of higher promotional spending ($21 million, reflecting commodity-driven pricing in late 2004) and the impact of acquisitions ($7 million), partially offset by the impact of divestitures ($66 million). Cheese net revenues increased, reflecting commodity-driven pricing from 2004 and favorable currency, partially offset by increased promotional spending and the divestiture of the yogurt assets. In foodservice, net revenues increased, due primarily to favorable currency and the impact of the 2004 Veryfine acquisition.

        Operating companies income increased $128 million (16.1%), due primarily to higher pricing and favorable costs ($77 million, net of higher promotional spending), favorable volume/mix ($62 million, including the benefit of the 53rd week), lower pre-tax charges for asset impairment and exit costs ($61 million) and favorable currency ($8 million), partially offset by higher marketing, administration and research costs ($57 million, including higher benefit costs, as well as costs associated with the 53rd week) and higher fixed manufacturing costs ($22 million).

        North America Convenient Meals.    Volume increased 2.9% including the 53rd week of shipments (representing approximately 2 percentage points of growth), due primarily to higher shipments in meats, pizza and meals. Meats volume increased, aided by higher shipments of cold cuts and new product introductions. Meals volume increased, due primarily to the impact of the 53rd week, partially offset by the discontinuation of a product line. In pizza, volume also increased due primarily to the 53rd week and new product introductions, partially offset by competitive activity.

        Net revenues increased $274 million (6.2%), due to higher volume/mix ($238 million, including the benefit of the 53rd week), higher pricing, net of increased promotional spending ($20 million, reflecting commodity-driven pricing in meats and pizza) and favorable currency ($16 million). Meats net revenues increased, due primarily to higher volume and commodity-driven price increases, partially offset by higher promotional spending. Pizza net revenues increased, driven by positive mix from new products and the impact of commodity-driven price increases. In meals, net revenues increased due primarily to improved mix from new products, partially offset by the discontinuation of a product line and increased promotional spending.

        Operating companies income decreased $7 million (0.9%), due primarily to higher marketing, administration and research costs ($73 million, including higher marketing and benefit costs, as well as costs associated with the 53rd week) and higher fixed manufacturing costs ($31 million), partially offset by higher volume/mix ($51 million including the benefit of the 53rd week), lower pre-tax charges for asset impairment and exit costs ($28 million), higher pricing, net of higher costs ($17 million, due primarily to higher commodity driven pricing) and favorable currency ($4 million).

        North America Grocery.    Volume decreased 0.6% due primarily to a decline in Canadian grocery shipments, despite the 53rd week of shipments (representing approximately 2 percentage points of growth), and higher enhancers and desserts volume. Canadian grocery volume declined due primarily to lower vegetable shipments. Enhancers volume increased slightly due primarily to higher shipments of spoonable dressings, partially offset by lower volume in pourable dressings and barbecue sauce due to increased competitive activity. In desserts, volume increased aided by new product introductions in refrigerated ready-to-eat desserts, partially offset by declines in dry packaged desserts and the impact of the fruit snacks divestiture.

        Net revenues increased $15 million (0.5%), due primarily to favorable currency ($48 million), partially offset by the impact of divestitures ($31 million).

        Operating companies income decreased $299 million (29.2%), due primarily to higher pre-tax charges for asset impairment and exit costs ($211 million), unfavorable costs ($37 million, due primarily to higher commodity costs), higher marketing, administration and research costs ($43 million, including higher benefit costs, as well as costs associated with the 53rd week), lower volume/mix ($8 million), the impact of divestitures ($4 million) and higher fixed manufacturing costs ($4 million), partially offset by favorable currency ($11 million).

        North America Snacks & Cereals.    Volume increased 3.3% including the 53rd week of shipments (representing approximately 2 percentage points of growth), as gains in biscuits and cereals were partially offset by a decline in salted snacks. In biscuits, volume increased due primarily to new product introductions in cookies. Cereals volume increased due primarily to new product introductions and expanded distribution in ready-to-eat cereals. In salted snacks, volume declined due to higher commodity-driven pricing on snack nuts and increased competitive activity.

        Net revenues increased $407 million (7.0%), due primarily to higher volume/mix ($325 million, including the benefit of the 53rd week), higher pricing, net of increased promotional spending ($42 million, reflecting commodity-driven pricing in snack nuts and cereals) and favorable currency ($36 million). Biscuits net revenues increased, driven by new product introductions and improved mix. Cereals net revenues also increased, due primarily to new product introductions and higher shipments and pricing of ready-to-eat cereals. Salted snacks net revenues increased, as lower volume was offset by higher prices.

        Operating companies income increased $145 million (18.5%), due primarily to higher volume/mix ($186 million including the benefit of the 53rd week), lower pre-tax charges for asset impairment and exit costs ($153 million) and favorable currency ($6 million), partially offset by higher marketing, administration and research costs ($93 million, including higher marketing and benefit costs, as well as costs associated with the 53rd week), unfavorable costs, net of higher pricing ($74 million, due primarily to higher commodity costs and increased promotional spending), higher fixed manufacturing costs ($23 million) and the net impact of higher implementation costs associated with the restructuring program ($8 million).

        European Union.    Volume decreased 3.7% despite the 53rd week of shipments (representing approximately 2 percentage points of growth), due primarily to lower volume in Germany and the divestiture of the U.K. desserts assets in the first quarter of 2005. Beverages volume declined, driven by lower coffee shipments in Germany, due to commodity-driven price increases. In grocery, volume declined, due to the divestiture of the U.K. desserts assets in the first quarter of 2005 and lower results in Germany. In snacks, volume declined due primarily to lower shipments of confectionery products in Germany and the U.K. Convenient meals volume declined, due primarily to lower category performance in the U.K. and lower promotions in Germany. Cheese volume increased due to higher shipments in the U.K. and Italy.

        Net revenues increased $210 million (3.2%), due primarily to favorable currency ($198 million) and higher pricing, net of increased promotional spending ($90 million, reflecting commodity-driven pricing in coffee), partially offset by the impact of divestitures ($60 million) and lower volume/mix ($18 million, including the benefit of the 53rd week).

        Operating companies income increased $32 million (4.6%), due primarily to net gains on the sale of businesses ($109 million), lower pre-tax charges for asset impairment and exit costs ($53 million), favorable currency ($27 million), favorable volume/mix ($10 million, including the benefit of the 53rd week), lower fixed manufacturing costs ($8 million) and lower marketing, administration and research costs ($7 million, including costs associated with the 53rd week), partially offset by unfavorable costs, net of higher pricing ($145 million, due primarily to higher commodity costs and increased promotional spending), the impact of divestitures ($25 million) and the net impact of higher implementation costs associated with the restructuring program ($12 million).

        Developing Markets, Oceania & North Asia.    Volume increased 0.8% including the 53rd week of shipments (representing approximately 2 percentage points of growth), due primarily to growth in developing markets, including Russia, Ukraine and Southeast Asia, partially offset by lower shipments in Egypt and China. In beverages, volume increased due primarily to refreshment beverage gains in the Middle East, Southeast Asia, Argentina and Puerto Rico, and higher coffee shipments in Russia and Ukraine. Cheese volume increased due to higher shipments in Southeast Asia and the Middle East. In snacks, volume increased, as gains in confectionery, benefiting from growth in Russia and Ukraine, were partially offset by lower biscuit shipments due to increased competition in China and resizing of biscuit products in Egypt and Latin America. Grocery volume declined, due primarily to lower shipments in Egypt, Brazil and Central America. In convenient meals, volume declined due primarily to lower shipments in Argentina.

        Net revenues increased $502 million (13.9%), due primarily to favorable volume/mix ($231 million, including the benefit of the 53rd week), favorable currency ($163 million) and higher pricing, net of increased promotional spending ($124 million), partially offset by the impact of divestitures ($17 million). Net revenues increased in several geographies due to growth in Russia, Ukraine and the Middle East, and increased refreshment beverage and cheese shipments in Southeast Asia. Net revenues declined in China, where the Company faced increased competitive activity in biscuits.

        Operating companies income increased $157 million (64.6%), due primarily to favorable volume/mix ($105 million, including the benefit of the 53rd week), a 2004 equity investment impairment charge related to a joint venture in Turkey ($47 million), higher pricing, net of unfavorable costs ($46 million, including increased promotional spending), favorable currency ($32 million) and lower pre-tax charges for asset impairment and exit costs ($15 million), partially offset by higher marketing, administration and research costs ($60 million, including costs associated with the 53rd week, partially offset by a $16 million recovery of receivables previously written off) and higher fixed manufacturing costs ($24 million).

Financial Review

Net Cash Provided by Operating Activities

        Net cash provided by operating activities was $3.7 billion in 2006, $3.5 billion in 2005 and $4.0 billion in 2004. The increase in 2006 operating cash flows from 2005 is due primarily to the previously discussed tax reimbursement from Altria Group, Inc. and higher earnings, partially offset by a decrease in amounts due to Altria Group, Inc. and higher pension contributions. The decrease in 2005 operating cash flows from 2004 was due primarily to an increase in income tax payments (primarily related to the sale of the sugar confectionery business), an increase in the use of cash to fund working capital, due primarily to an increase in cash payments associated with the restructuring plan, and lower earnings, partially offset by lower pension plan contributions.

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

        During 2006 and 2004, net cash used by investing activities was $116 million and $1.1 billion, respectively, as compared with net cash provided by investing activities of $525 million in 2005. During 2006, the Company used cash for investing activities as the proceeds received from the sales of businesses declined by approximately $720 million from the 2005 level. During 2006, the Company sold its rice brand and assets, pet snacks brand and assets, industrial coconut assets, certain Canadian assets, a small U.S. biscuit brand and a U.S. coffee plant. During 2005, the Company sold its sugar confectionery business, fruit snacks assets, U.K. desserts assets, U.S. yogurt assets, a small business in Colombia, a small equity investment in Turkey and a minor trademark in Mexico.

        Capital expenditures, which were funded by operating activities, were $1.2 billion, $1.2 billion and $1.0 billion in 2006, 2005 and 2004, respectively. The 2006 capital expenditures were primarily to modernize manufacturing facilities, implement the restructuring program, and support new product and productivity initiatives. In 2007, capital expenditures are currently expected to be flat to 2006 expenditures, including capital expenditures required for the restructuring program. These expenditures are expected to be funded from operations.

Net Cash Used in Financing Activities

        During 2006, net cash of $3.7 billion was used in financing activities, compared with $4.0 billion during 2005. The decrease in net cash used in 2006 was due primarily to a decrease in net debt repayments, partially offset by an increase in the Company's Class A share repurchases and dividend payments.

        During 2005, net cash of $4.0 billion was used in financing activities, compared with $3.2 billion during 2004. The increase in cash used in 2005 was due primarily to an increase in the Company's Class A share repurchases and the repayment of debt, partially offset by an increase in amounts due to Altria Group, Inc. and affiliates.

Debt and Liquidity

        Debt.    The Company's total debt, including amounts due to Altria Group, Inc. and affiliates, was $10.8 billion at December 31, 2006 and $11.2 billion at December 31, 2005. The Company's debt-to-equity ratio was 0.38 at December 31, 2006 and 2005. The Company's debt-to-capitalization ratio was 0.27 at December 31, 2006 and 2005.

        The Company has a Form S-3 shelf registration statement on file with the Securities and Exchange Commission ("SEC") under which the Company may sell debt securities and/or warrants to purchase debt securities in one or more offerings up to a total amount of $4.0 billion. At December 31, 2006, the Company had $3.5 billion of capacity remaining under its shelf registration.

        At December 31, 2006 and 2005, the Company had short-term amounts payable to Altria Group, Inc. and affiliates of $607 million and $652 million, respectively. The amounts payable to Altria Group, Inc. generally include accrued dividends, taxes and service fees. Interest on intercompany borrowings is based on the applicable London Interbank Offered Rate. The Company had no long-term amounts payable to Altria Group, Inc. and affiliates. As discussed under Kraft Spin-Off from Altria Group, Inc. within the Description of the Company section above, all intercompany accounts will be settled in cash. However, once items arising from the normal course of business, such as dividends and tax deposits, are accounted for, the net settlement arising from the spin-off will be insignificant.

        The Company is currently included in the Altria Group, Inc. consolidated federal income tax return, and federal income tax contingencies are recorded as liabilities on the balance sheet of Altria Group, Inc. Prior to the distribution of Kraft shares, Altria Group, Inc. will reimburse the Company in cash for these liabilities, which are approximately $300 million, plus interest.

        Credit Ratings.    At December 31, 2006, the Company's debt ratings by major credit rating agencies were as follows:

	Short-term	Long-term
Moody's	P-2	A3
Standard & Poor's	A-2	BBB+
Fitch	F-2	A-

        On January 31, 2007, Standard & Poor's placed the Company's long-term and short-term credit ratings on CreditWatch with positive implications. On February 20, 2007, following the announcement of a $5 billion, two year share repurchase program, Standard & Poor's maintained its CreditWatch with positive implications and Moody's placed Kraft's long-term credit ratings under review for possible downgrade.

        Credit Lines.    The Company maintains revolving credit facilities that have historically been used to support the issuance of commercial paper. At December 31, 2006, the Company has a $4.5 billion, multi-year revolving credit facility that expires in April 2010 on which no amounts were drawn.

        The Company's revolving credit facility, which is for its sole use, requires the maintenance of a minimum net worth of $20.0 billion. At December 31, 2006, the Company's net worth was $28.6 billion. The Company expects to continue to meet this covenant. The revolving credit facility does not include any other financial tests, any credit rating triggers or any provisions that could require the posting of collateral. The Company expects to refinance long-term and short-term debt from time to time. As approximately $1.4 billion of the Company's long-term debt matures during the next twelve months, the Company will evaluate whether and how it will refinance these amounts. The nature and amount of the Company's long-term and short-term debt and the proportionate amount of each can be expected to vary as a result of future business requirements, market conditions and other factors.

        In addition to the above, certain international subsidiaries of Kraft maintain credit lines to meet the short-term working capital needs of the international businesses. These credit lines, which amounted to approximately $1.1 billion as of December 31, 2006, are for the sole use of the Company's international businesses. Borrowings on these lines amounted to approximately $200 million and $400 million at December 31, 2006 and 2005, respectively. At December 31, 2006 the Company also had approximately $0.3 billion of outstanding short-term debt related to its United Biscuits acquisition discussed in Note 6. Acquisitions.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

        The Company has no off-balance sheet arrangements other than the guarantees and contractual obligations that are discussed below.

        Guarantees.    As discussed in Note 18 to the consolidated financial statements, the Company's third-party guarantees, which are primarily derived from acquisition and divestiture activities, approximated $21 million, of which $8 million have no specified expiration dates. Substantially all of the remainder expire through 2016, with no guarantees expiring during 2007. The Company is required to perform under these guarantees in the event that a third party fails to make contractual payments or achieve performance measures. The Company has a liability of $16 million on its consolidated balance sheet at December 31, 2006, relating to these guarantees.

        In addition, at December 31, 2006, the Company was contingently liable for $189 million of guarantees related to its own performance. These include surety bonds related to dairy commodity purchases and guarantees related to the payment of customs duties and taxes, and letters of credit.

        Guarantees do not have, and are not expected to have, a significant impact on the Company's liquidity.

        Aggregate Contractual Obligations.    The following table summarizes the Company's contractual obligations at December 31, 2006:

	Payments Due
	Total	2007	2008-09	2010-11	2012 and Thereafter
	(in millions)
Long-term debt(1)	$8,530	$1,418	$1,462	$2,204	$3,446
Interest expense(2)	2,269	438	763	656	412
Operating leases(3)	930	244	349	197	140
Purchase obligations(4):
Inventory and production costs	3,597	2,969	557	55	16
Other	771	675	79	12	5

	4,368	3,644	636	67	21
Other long-term liabilities(5)	2,274	221	456	451	1,146

	$18,371	$5,965	$3,666	$3,575	$5,165

(1)
Amounts represent the expected cash payments of the Company's long-term debt and do not include unamortized bond premiums or discounts.

(2)
Amounts represent the expected cash payments of the Company's interest expense on its long-term debt. Due to the complex nature of forecasting expected variable rate interest payments on the Company's insignificant balance of variable rate long-term debt, those amounts are not included in the table.

(3)
Operating leases represent the minimum rental commitments under non-cancelable operating leases. The Company has no significant capital lease obligations.

(4)
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

(5)
Other long-term liabilities primarily consist of postretirement health care costs. The following long-term liabilities included on the consolidated balance sheet are excluded from the table above: accrued pension costs, income taxes, minority interest, insurance accruals and other accruals. The Company is unable to estimate the timing of the payments (or contributions in the case of accrued pension costs) for these items. Currently, the Company anticipates making U.S. pension contributions of approximately $16 million in 2007 and non-U.S. pension contributions of approximately $157 million in 2007, based on current tax law (as discussed in Note 15 to the consolidated financial statements).

        The Company believes that its cash from operations and existing credit facility will provide sufficient liquidity to meet its working capital needs (including the cash requirements of the restructuring program), planned capital expenditures, future contractual obligations and payment of its anticipated quarterly dividends.

Equity and Dividends

        In December 2004, the Company commenced repurchasing shares under a two-year $1.5 billion Class A common stock repurchase program authorized by its Board of Directors. In March 2006, the Company completed the program, acquiring 49.1 million Class A shares at an average price of $30.57 per share. In March 2006, the Company's Board of Directors authorized a new share repurchase program to repurchase up to $2.0 billion of the Company's Class A common stock. This new program is expected to run through 2008. During 2006 and 2005, the Company repurchased 8.5 million and 39.2 million shares, respectively, of its Class A common stock under its $1.5 billion repurchase program at a cost of $250 million and $1.2 billion, respectively. In addition, as of December 31, 2006, the Company repurchased 30.2 million shares of its Class A common stock, under its new $2.0 billion authority, at an aggregate cost of $1.0 billion, bringing total repurchases for 2006 to 38.7 million shares for $1.2 billion.

        In February 2007, the Company announced that the Board of Directors authorized a stock repurchase plan pursuant to which the Company may repurchase shares of the Company's Class A common stock having an aggregate value up to $5 billion through March 2009. The repurchase program will become effective immediately following the distribution of the approximately 89% of the Company's outstanding shares owned by Altria Group Inc. The program does not obligate the Company to acquire any particular amount of Class A common stock, it replaces the existing share repurchase program, and it may be suspended at any time at the Company's discretion.

        As discussed in Note 11 to the consolidated financial statements, during 2006 and 2005, the Company granted approximately 4.8 million and 4.2 million restricted Class A shares, respectively, to eligible U.S.-based employees, and during 2006 and 2005, also issued to eligible non-U.S. employees rights to receive approximately 2.0 million and 1.8 million Class A equivalent shares, respectively. The market value per restricted share or right was $29.16 and $33.26 on the dates of the 2006 and 2005 grants, respectively. Restrictions on most of the stock and rights granted in 2006 lapse in the first quarter of 2009, while restrictions on grants in 2005 lapse in the first quarter of 2008.

        Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (Revised 2004), "Share-Based Payment," ("SFAS No. 123(R)") using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service periods for awards expected to vest. The fair value of restricted stock and rights to receive shares of stock is determined based on the number of shares granted and the market value at date of grant. The fair value of stock options is determined using a modified Black-Scholes methodology. The impact of adoption was not material. At December 31, 2006, the number of shares to be issued upon exercise of outstanding stock options and vesting of non-U.S. rights to receive equivalent shares (excluding any options or rights to be issued as part of the Company's spin-off from Altria Group, Inc.) was 17.8 million or 1.1% of total Class A and Class B shares outstanding.

        Dividends paid in 2006 and 2005 were $1,562 million and $1,437 million, respectively, an increase of 8.7%, reflecting a higher dividend rate in 2006, partially offset by a lower number of shares outstanding as a result of Class A share repurchases. During the third quarter of 2006, the Company's Board of Directors approved an 8.7% increase in the current quarterly dividend rate to $0.25 per share on its Class A and Class B common stock. As a result, the present annualized dividend rate is $1.00 per common share. The declaration of dividends is subject to the discretion of the Company's Board of Directors and will depend on various factors, including the Company's net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by the Company's Board of Directors.

        On January 31, 2007, the Altria Group, Inc. Board of Directors announced that Altria Group, Inc. plans to spin off all of its remaining interest (89.0%) in the Company on a pro rata basis to Altria

Group, Inc. stockholders in a tax-free transaction. See Kraft Spin-Off from Altria Group, Inc. within the Description of the Company section above for further details.

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

        During the years ended December 31, 2006, 2005 and 2004, ineffectiveness related to cash flow hedges was not material. At December 31, 2006, the Company was hedging forecasted transactions for periods not exceeding the next fifteen months, and expects substantially all amounts reported in accumulated other comprehensive earnings (losses) at December 31, 2006 to be reclassified to the consolidated statement of earnings within the next twelve months.

        Foreign Exchange Rates.    The Company uses forward foreign exchange contracts and foreign currency options to mitigate its exposure to changes in exchange rates from third-party and intercompany actual and forecasted transactions. Substantially all of the Company's derivative financial instruments are effective as hedges. The primary currencies to which the Company is exposed, based on the size and location of its businesses, include the euro, Swiss franc, British pound and Canadian dollar. At December 31, 2006 and 2005, the Company had foreign exchange option and forward contracts with aggregate notional amounts of $2.6 billion and $2.2 billion, respectively. The effective portion of unrealized gains and losses associated with forward and option contracts is deferred as a component of accumulated other comprehensive earnings (losses) until the underlying hedged transactions are reported on the Company's consolidated statement of earnings. In 2007, the Company also anticipates entering into additional hedging instruments to mitigate its exposure to changes in exchange rates relating to distributions contemplated in advance of the Kraft Spin-Off from Altria Group, Inc., as referred to within the Description of the Company section above.

        Commodities.    The Company is exposed to price risk related to forecasted purchases of certain commodities used as raw materials by its businesses. Accordingly, the Company uses commodity forward contracts as cash flow hedges, primarily for coffee, milk, sugar and cocoa. In general, commodity forward contracts qualify for the normal purchase exception under SFAS No. 133 and are, therefore, not subject to the provisions of SFAS No. 133. In addition, commodity futures and options are also used to hedge the price of certain commodities, including milk, coffee, cocoa, wheat, corn, sugar, soybean oil, natural gas and heating oil. For qualifying contracts, the effective portion of unrealized gains and losses on commodity futures and option contracts is deferred as a component of accumulated other comprehensive earnings (losses) and is recognized as a component of cost of sales in the Company's consolidated statement of earnings when the related inventory is sold. Unrealized gains or losses on net commodity positions were immaterial at December 31, 2006 and 2005. At December 31, 2006 and 2005, the Company had net long commodity positions of $533 million and $521 million, respectively.

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

        The VAR estimates were made assuming normal market conditions, using a 95% confidence interval. The Company used a "variance/co-variance" model to determine the observed interrelationships between movements in interest rates and various currencies. These interrelationships were determined by observing interest rate and forward currency rate movements over the preceding quarter for the calculation of VAR amounts at December 31, 2006 and 2005, and over each of the four preceding quarters for the calculation of average VAR amounts during each year. The values of foreign currency and commodity options do not change on a one-to-one basis with the underlying currency or commodity, and were valued accordingly in the VAR computation.

        The estimated potential one-day loss in fair value of the Company's interest rate-sensitive instruments, primarily debt, under normal market conditions and the estimated potential one-day loss in pre-tax earnings from foreign currency and commodity instruments under normal market conditions, as calculated in the VAR model, were as follows (in millions):

	Pre-Tax Earnings Impact				Fair Value Impact
	At 12/31/06	Average	High	Low	At 12/31/06	Average	High	Low
Instruments sensitive to:
Interest rates					$26	$28	$31	$26
Foreign currency rates	$25	$27	$36	$23
Commodity prices	3	6	9	3
	Pre-Tax Earnings Impact				Fair Value Impact
	At 12/31/05	Average	High	Low	At 12/31/05	Average	High	Low
Instruments sensitive to:
Interest rates					$29	$39	$45	$29
Foreign currency rates	$23	$25	$28	$23
Commodity prices	7	6	12	3

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

New Accounting Standards

        See Notes 2, 15 and 17 to the consolidated financial statements for a discussion of new accounting standards.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2006. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of the Company's internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company's Board of Directors.

        Based on this assessment, management determined that, as of December 31, 2006, the Company maintained effective internal control over financial reporting.

        PricewaterhouseCoopers LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of the Company included in this report, has audited our management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2006.

February 5, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Kraft Foods Inc.:

        We have completed integrated audits of Kraft Foods Inc.'s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, shareholders' equity, and cash flows, present fairly, in all material respects, the financial position of Kraft Foods Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Kraft Foods Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 15 to the consolidated financial statements, Kraft Foods Inc. changed the manner in which it accounts for pension, postretirement and postemployment plans in fiscal 2006.

Internal control over financial reporting

        Also, in our opinion, management's assessment, included in the Report of Management on Internal Control Over Financial Reporting dated February 5, 2007, that Kraft Foods Inc. maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, Kraft Foods Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Kraft Foods Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of Kraft Foods Inc.'s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/  PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
February 5, 2007

KRAFT FOODS INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, at December 31,

(in millions of dollars)

	2006	2005
ASSETS
Cash and cash equivalents	$239	$316
Receivables (less allowances of $84 in 2006 and $92 in 2005)	3,869	3,385
Inventories:
Raw materials	1,389	1,363
Finished product	2,117	1,980

	3,506	3,343
Deferred income taxes	387	879
Other current assets	253	230

Total current assets	8,254	8,153
Property, plant and equipment, at cost:
Land and land improvements	389	388
Buildings and building equipment	3,657	3,551
Machinery and equipment	12,164	12,008
Construction in progress	840	651

	17,050	16,598
Less accumulated depreciation	7,357	6,781

	9,693	9,817
Goodwill	25,553	24,648
Other intangible assets, net	10,177	10,516
Prepaid pension assets	1,168	3,617
Other assets	729	877

TOTAL ASSETS	$55,574	$57,628

LIABILITIES
Short-term borrowings	$1,715	$805
Current portion of long-term debt	1,418	1,268
Due to Altria Group, Inc. and affiliates	607	652
Accounts payable	2,602	2,270
Accrued liabilities:
Marketing	1,626	1,529
Employment costs	750	625
Other	1,604	1,338
Income taxes	151	237

Total current liabilities	10,473	8,724
Long-term debt	7,081	8,475
Deferred income taxes	3,930	6,067
Accrued pension costs	1,022	1,226
Accrued postretirement health care costs	3,014	1,931
Other liabilities	1,499	1,612

Total liabilities	27,019	28,035

Contingencies (Note 18)
SHAREHOLDERS' EQUITY
Class A common stock, no par value (555,000,000 shares issued in 2006 and 2005)
Class B common stock, no par value (1,180,000,000 shares issued and outstanding in 2006 and 2005)
Additional paid-in capital	23,626	23,835
Earnings reinvested in the business	11,128	9,453
Accumulated other comprehensive losses	(3,069)	(1,663)

	31,685	31,625
Less cost of repurchased stock (99,027,355 Class A shares in 2006 and 65,119,245 Class A shares in 2005)	(3,130)	(2,032)

Total shareholders' equity	28,555	29,593

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$55,574	$57,628

See notes to consolidated financial statements.

KRAFT FOODS INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS of EARNINGS

for the years ended December 31,

(in millions of dollars, except per share data)

	2006	2005	2004
Net revenues	$34,356	$34,113	$32,168
Cost of sales	21,940	21,845	20,281

Gross profit	12,416	12,268	11,887
Marketing, administration and research costs	7,249	7,135	6,658
Asset impairment and exit costs	1,002	479	603
Gain on redemption of United Biscuits investment	(251)
(Gains) losses on sales of businesses, net	(117)	(108)	3
Amortization of intangibles	7	10	11

Operating income	4,526	4,752	4,612
Interest and other debt expense, net	510	636	666

Earnings from continuing operations before income taxes and minority interest	4,016	4,116	3,946
Provision for income taxes	951	1,209	1,274

Earnings from continuing operations before minority interest	3,065	2,907	2,672
Minority interest in earnings from continuing operations, net	5	3	3

Earnings from continuing operations	3,060	2,904	2,669
Loss from discontinued operations, net of income taxes		(272)	(4)

Net earnings	$3,060	$2,632	$2,665

Per share data:
Basic earnings per share:
Continuing operations	$1.86	$1.72	$1.56
Discontinued operations		(0.16)

Net earnings	$1.86	$1.56	$1.56

Diluted earnings per share:
Continuing operations	$1.85	$1.72	$1.55
Discontinued operations		(0.17)

Net earnings	$1.85	$1.55	$1.55

See notes to consolidated financial statements.

KRAFT FOODS INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS of SHAREHOLDERS' EQUITY

(in millions of dollars, except per share data)

				Accumulated Other Comprehensive Earnings (Losses)
	Class A and B Common Stock		Earnings Reinvested in the Business
		Additional Paid-In Capital		Currency Translation Adjustments	Other	Total	Cost of Repurchased Stock	Total Shareholders' Equity
Balances, January 1, 2004	$—	$23,704	$7,020	$(1,494)	$(298)	$(1,792)	$(402)	$28,530
Comprehensive earnings:
Net earnings			2,665					2,665
Other comprehensive earnings (losses), net of income taxes:
Currency translation adjustments				604		604		604
Additional minimum pension liability					(22)	(22)		(22)
Change in fair value of derivatives accounted for as hedges					5	5		5

Total other comprehensive earnings								587

Total comprehensive earnings								3,252

Exercise of stock options and issuance of other stock awards		58	(61)				152	149
Cash dividends declared ($0.77 per share)			(1,320)					(1,320)
Class A common stock repurchased							(700)	(700)

Balances, December 31, 2004	—	23,762	8,304	(890)	(315)	(1,205)	(950)	29,911
Comprehensive earnings:
Net earnings			2,632					2,632
Other comprehensive losses, net of income taxes:
Currency translation adjustments				(400)		(400)		(400)
Additional minimum pension liability					(48)	(48)		(48)
Change in fair value of derivatives accounted for as hedges					(10)	(10)		(10)

Total other comprehensive losses								(458)

Total comprehensive earnings								2,174

Exercise of stock options and issuance of other stock awards		52	(12)				118	158
Cash dividends declared ($0.87 per share)			(1,471)					(1,471)
Class A common stock repurchased							(1,200)	(1,200)
Other		21						21

Balances, December 31, 2005	—	23,835	9,453	(1,290)	(373)	(1,663)	(2,032)	29,593
Comprehensive earnings:
Net earnings			3,060					3,060
Other comprehensive earnings, net of income taxes:
Currency translation adjustments				567		567		567
Additional minimum pension liability					78	78		78

Total other comprehensive earnings								645

Total comprehensive earnings								3,705

Initial adoption of FASB Statement No. 158, net of income taxes (Note 15)					(2,051)	(2,051)		(2,051)
Exercise of stock options and issuance of other stock awards		(209)	202				152	145
Cash dividends declared ($0.96 per share)			(1,587)					(1,587)
Class A common stock repurchased							(1,250)	(1,250)

Balances, December 31, 2006	$—	$23,626	$11,128	$(723)	$(2,346)	$(3,069)	$(3,130)	$28,555

See notes to consolidated financial statements.

KRAFT FOODS INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS of CASH FLOWS

for the years ended December 31,

(in millions of dollars)

	2006	2005	2004
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net earnings	$3,060	$2,632	$2,665
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	891	879	879
Deferred income tax (benefit) provision	(168)	(408)	41
Gain on redemption of United Biscuits investment	(251)
(Gains) losses on sales of businesses, net	(117)	(108)	3
Integration costs, net of cash paid		(1)	(1)
Loss on sale of discontinued operations		32
Impairment loss on discontinued operations			107
Asset impairment and exit costs, net of cash paid	793	315	493
Cash effects of changes, net of the effects from acquired and divested companies:
Receivables, net	(200)	65	23
Inventories	(149)	(42)	(65)
Accounts payable	256	74	152
Income taxes	(105)	(33)	(251)
Amounts due to Altria Group, Inc. and affiliates	(133)	273	74
Other working capital items	(197)	(432)	90
Change in pension assets and postretirement liabilities, net	(128)	(10)	(436)
Other	168	228	234

Net cash provided by operating activities	3,720	3,464	4,008

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
Capital expenditures	(1,169)	(1,171)	(1,006)
Purchases of businesses, net of acquired cash			(137)
Proceeds from sales of businesses	946	1,668	18
Other	107	28	69

Net cash (used in) provided by investing activities	(116)	525	(1,056)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
Net issuance (repayment) of short-term borrowings	343	(1,005)	(635)
Long-term debt proceeds	69	69	832
Long-term debt repaid	(1,324)	(775)	(842)
Increase (decrease) in amounts due to Altria Group, Inc. and affiliates	62	107	(585)
Repurchase of Class A common stock	(1,254)	(1,175)	(688)
Dividends paid	(1,562)	(1,437)	(1,280)
Other	(54)	265	(20)

Net cash used in financing activities	(3,720)	(3,951)	(3,218)

Effect of exchange rate changes on cash and cash equivalents	39	(4)	34

Cash and cash equivalents:
(Decrease) increase	(77)	34	(232)
Balance at beginning of year	316	282	514

Balance at end of year	$239	$316	$282

Cash paid:
Interest	$628	$679	$633

Income taxes	$1,560	$1,957	$1,610

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

        Prior to June 13, 2001, the Company was a wholly-owned subsidiary of Altria Group, Inc. On June 13, 2001, the Company completed an initial public offering ("IPO") of 280,000,000 shares of its Class A common stock at a price of $31.00 per share. At December 31, 2006, Altria Group, Inc. held 98.5% of the combined voting power of the Company's outstanding capital stock and owned 89.0% of the outstanding shares of the Company's capital stock.

        As further discussed in Note 20. Subsequent Event, on January 31, 2007, Altria Group, Inc.'s Board of Directors approved a tax-free distribution to its stockholders of all of its interest in the Company.

        In June 2005, the Company sold substantially all of its sugar confectionery business for pre-tax proceeds of approximately $1.4 billion. The Company has reflected the results of its sugar confectionery business prior to the closing date as discontinued operations on the consolidated statements of earnings.

        In October 2005, the Company announced that, effective January 1, 2006, its Canadian business would be realigned to better integrate it into the Company's North American business by product category. Beginning in the first quarter of 2006, the operating results of the Canadian business were being reported throughout the North American food segments. In addition, in the first quarter of 2006, the Company's international businesses were realigned to reflect the reorganization announced within Europe in November 2005. The two revised international segments, which are reflected in these consolidated financial statements and notes, are European Union; and Developing Markets, Oceania & North Asia, the latter to reflect the Company's increased management focus on developing markets. Accordingly, prior period segment results have been restated.

Basis of presentation:

        The consolidated financial statements include Kraft, as well as its wholly-owned and majority-owned subsidiaries. Investments in which the Company exercises significant influence (20%—50% ownership interest) are accounted for under the equity method of accounting. Investments in which the Company has an ownership interest of less than 20%, or does not exercise significant influence, are accounted for by the cost method of accounting. All intercompany transactions and balances between and among Kraft's subsidiaries have been eliminated. Transactions between any of the Company's businesses and Altria Group, Inc. and its affiliates are included in these financial statements.

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

        The Company's operating subsidiaries generally report year-end results as of the Saturday closest to the end of each year. This resulted in fifty-three weeks of operating results in the Company's consolidated statement of earnings for the year ended December 31, 2005, versus fifty-two weeks for the years ended December 31, 2006 and 2004.

        Classification of certain prior year balance sheet amounts related to pension plans have been reclassified to conform with the current year's presentation.

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

        Definite life intangible assets are amortized over their estimated useful lives. The Company is required to conduct an annual review of goodwill and intangible assets for potential impairment. Goodwill impairment testing requires a comparison between the carrying value and fair value of each reporting unit. If the carrying value exceeds the fair value, goodwill is considered impaired. The amount of impairment loss is measured as the difference between the carrying value and implied fair value of goodwill, which is determined using discounted cash flows. Impairment testing for non-amortizable intangible assets requires a comparison between the fair value and carrying value of the intangible asset. If the carrying value exceeds fair value, the intangible asset is considered impaired and is reduced to fair value. During the first quarter of 2006, the Company completed its annual review of goodwill and intangible assets and recorded non-cash pre-tax charges of $24 million related to an intangible asset impairment for biscuits assets in Egypt and hot cereal assets in the United States. Additionally, in 2006, as part of the sale of its pet snacks brand and assets, the Company recorded non-cash pre-tax asset impairment charges of $86 million, which included the write-off of a portion of the associated goodwill and intangible assets of $25 million and $55 million, respectively, as well as $6 million of asset write-downs. In January 2007, the Company announced the sale of its hot cereal assets and trademarks. In recognition of the anticipated sale, the Company recorded a pre-tax asset impairment charge of $69 million in 2006 for these assets, which included the write-off of a portion of the associated goodwill and intangible assets of $15 million and $52 million, respectively, as well as $2 million of asset write-downs. During the first quarter of 2005, the Company completed its annual review of goodwill and intangible assets and no impairment charges resulted from this review. However, as part of the sale of certain Canadian assets and two brands, the Company recorded total non-cash pre-tax asset impairment charges of $269 million in 2005, which included impairment of goodwill and intangible assets of $13 million and $118 million, respectively, as well as $138 million of asset write-downs.

        At December 31, 2006 and 2005, goodwill by reportable segment was as follows (in millions):

	2006	2005
North America Beverages	$1,372	$1,372
North America Cheese & Foodservice	4,218	4,216
North America Convenient Meals	2,167	2,167
North America Grocery	3,058	3,058
North America Snacks & Cereals	8,696	8,990
European Union	5,004	3,858
Developing Markets, Oceania & North Asia	1,038	987

Total goodwill	$25,553	$24,648

        Intangible assets at December 31, 2006 and 2005, were as follows (in millions):

	2006		2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizable intangible assets	$10,150		$10,482
Amortizable intangible assets	94	$67	95	$61

Total intangible assets	$10,244	$67	$10,577	$61

        Non-amortizable intangible assets consist substantially of brand names purchased through the Nabisco acquisition. Amortizable intangible assets consist primarily of certain trademark licenses and non-compete agreements. Amortization expense for intangible assets was $7 million, $10 million and $11 million for the years ended December 31, 2006, 2005 and 2004, respectively. Amortization expense for each of the next five years is currently estimated to be approximately $10 million or less.

        The movement in goodwill and gross carrying amount of intangible assets is as follows:

	2006		2005
	Goodwill	Intangible Assets	Goodwill	Intangible Assets
	(in millions)
Balance at January 1	$24,648	$10,577	$25,177	$10,685
Changes due to:
Currency	454	1	(508)	10
Acquisitions	734	217
Divestitures	(196)	(356)	(18)
Asset impairment	(40)	(131)	(13)	(118)
Other	(47)	(64)	10

Balance at December 31	$25,553	$10,244	$24,648	$10,577

        The increase in goodwill and intangible assets from acquisitions is related to preliminary allocations of purchase price for the Company's acquisition of certain United Biscuits operations and Nabisco trademarks as discussed in Note 6. Acquisitions. The allocations are based upon preliminary estimates and assumptions and are subject to revision when appraisals are finalized, which is expected to occur during the first half of 2007.

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

Impairment of long-lived assets:

        The Company reviews long-lived assets, including amortizable intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company performs undiscounted operating cash flow analyses to determine if an impairment exists. For purposes of recognition and measurement of an impairment for assets held for use, the Company groups assets and liabilities at the lowest level for which cash flows are separately identifiable. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. During 2006, the Company recorded non-cash pre-tax asset impairment charges of $245 million related to its Tassimo hot beverage business. The charges are included in asset impairment and exit costs in the consolidated statement of earnings.

Income taxes:

        The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." The U.S. accounts of the Company are included in the consolidated federal income tax return of Altria Group, Inc. Income taxes are generally computed on a separate company basis. To the extent that foreign tax credits, capital losses and other credits generated by the Company, which cannot currently be utilized on a separate company basis, are utilized in Altria Group, Inc.'s consolidated federal income tax return, the benefit is recognized in the calculation of the Company's provision for income taxes. Based on the Company's current estimate, this benefit is calculated to be approximately $195 million, $225 million and $70 million for the years ended December 31, 2006, 2005 and 2004, respectively. The amounts in 2005 and 2006 include dividend repatriations and the impact of certain legal entity reorganizations. The Company makes payments to, or is reimbursed by, Altria Group, Inc. for the tax effects resulting from its inclusion in Altria Group, Inc.'s consolidated federal income tax return, including current taxes payable and net changes in tax provisions. The Company is assessing opportunities to mitigate the loss of tax benefits upon Altria Group, Inc.'s distribution of its Kraft shares, and currently estimates the annual amount of lost tax benefits to be in the range of $50 million to $75 million. Significant judgment is required in determining income tax provisions and in evaluating tax positions. The Company establishes additional provisions for income taxes when, despite the belief that existing tax positions are fully supportable, there remain certain positions that are likely to be challenged and that may not be sustained on review by tax authorities. The Company evaluates and potentially adjusts these provisions in light of changing facts and circumstances. The consolidated tax provision includes the impact of changes to accruals that are deemed necessary.

        In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"), which will become effective for the Company on January 1, 2007. The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The adoption of FIN 48 will result in an increase to shareholders' equity as of January 1, 2007 of approximately $200 million to $225 million.

Inventories:

        Inventories are stated at the lower of cost or market. The last-in, first-out ("LIFO") method is used to cost a majority of domestic inventories. The cost of other inventories is principally determined by the average cost method.

        The Company adopted the provisions of SFAS No. 151, "Inventory Costs" prospectively as of January 1, 2006. SFAS No. 151 requires that abnormal idle facility expense, spoilage, freight and handling costs be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead costs to inventories be based on the normal capacity of the production facility. The effect of adoption did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

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

Stock-based compensation:

        Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (Revised 2004), "Share-Based Payment," ("SFAS No. 123(R)") using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service periods for awards expected to vest. The fair value of restricted stock and rights to receive shares of stock is determined based on the number of shares granted and the market value at date of grant. The fair value of stock options is determined using a modified Black-Scholes methodology. The impact of adoption was not material.

        The adoption of SFAS No. 123(R) resulted in a cumulative effect gain of $6 million, which is net of $3 million in taxes, in the consolidated statement of earnings for the year ended December 31, 2006. This gain resulted from the impact of estimating future forfeitures on restricted stock and rights to receive shares of stock in the determination of periodic expense for unvested awards, rather than recording forfeitures only when they occur. The gross cumulative effect was recorded in marketing, administration and research costs for the year ended December 31, 2006.

        The Company previously applied the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and provided the pro forma disclosures required by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). No compensation expense for employee stock options was reflected in net earnings in 2005 and 2004, as all stock options granted under those plans had an exercise price equal to the market value of the common stock on the date of the grant. Historical consolidated statements of earnings already include the compensation expense for restricted stock and rights to receive shares of stock. The following table illustrates the effect on net earnings and earnings per share ("EPS") if the Company had applied the fair value recognition provisions of SFAS No. 123 to measure compensation expense for stock option awards for the years ended December 31, 2005 and 2004 (in millions, except per share data):

	2005	2004
Net earnings, as reported	$2,632	$2,665
Deduct:
Total stock-based employee compensation expense determined under fair value method for all stock option awards, net of related tax effects	7	7

Pro forma net earnings	$2,625	$2,658

Earnings per share:
Basic—as reported	$1.56	$1.56

Basic—pro forma	$1.56	$1.56

Diluted—as reported	$1.55	$1.55

Diluted—pro forma	$1.55	$1.55

        The Company elected to calculate the initial pool of tax benefits resulting from tax deductions in excess of the stock-based employee compensation expense recognized in the statement of earnings under FASB Staff Position 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards." Under SFAS No. 123(R), tax shortfalls occur when actual tax deductible compensation expense is less than cumulative stock-based compensation expense recognized in the financial statements. Tax shortfalls of $8 million were recognized for the year ended December 31, 2006, and were recorded in additional paid-in capital.

Note 3.    Asset Impairment, Exit and Implementation Costs:

Restructuring Program:

        In January 2004, the Company announced a three-year restructuring program with the objectives of leveraging the Company's global scale, realigning and lowering its cost structure, and optimizing capacity utilization. In January 2006, the Company announced plans to expand its restructuring efforts through 2008. The entire restructuring program is expected to result in $3.0 billion in pre-tax charges reflecting asset disposals, severance and implementation costs. The decline of $700 million from the $3.7 billion in pre-tax charges previously announced was due primarily to lower than projected severance costs, the cancellation of an initiative to generate sales efficiencies, and the sale of one plant that was originally planned to be closed. As part of this program, the Company anticipates the closure of up to 40 facilities and the elimination of approximately 14,000 positions. Approximately $1.9 billion of the $3.0 billion in pre-tax charges are expected to require cash payments. Pre-tax restructuring program charges, including implementation costs for the years ended December 31, 2006, 2005 and 2004 were $673 million, $297 million and $641 million, respectively. Total pre-tax restructuring charges incurred since the inception of the program in January 2004 were $1.6 billion.

        During 2006, the Company announced a seven-year, $1.7 billion agreement to receive information technology services from Electronic Data Systems ("EDS"). The agreement, which includes data centers, web hosting, telecommunications and IT workplace services, began on June 1, 2006. Pursuant to the agreement, approximately 670 employees, who provided certain IT support to the Company, were transitioned to EDS. As a result of the agreement, in 2006 the Company incurred pre-tax asset impairment and exit costs of $51 million and implementation costs of $56 million related to the transition. These costs were included in the pre-tax restructuring program charges discussed above.

Restructuring Costs:

        During 2006, 2005 and 2004, pre-tax charges under the restructuring program of $578 million, $210 million and $583 million, respectively, were recorded as asset impairment and exit costs on the consolidated statements of earnings. These pre-tax charges resulted from the announcement of the closing of 27 plants since January 2004, of which 8 occurred in 2006, the continuation of a number of workforce reduction programs, and the termination of co-manufacturing agreements in 2004. Approximately $332 million of the pre-tax charges incurred during 2006 will require cash payments.

        Pre-tax restructuring liability activity for the years ended December 31, 2006 and 2005, was as follows:

	Severance	Asset Write-downs	Other	Total
		(in millions)
Liability balance, January 1, 2005	$91	$—	$19	$110
Charges	154	30	26	210
Cash spent	(114)		(50)	(164)
Charges against assets	(12)	(30)		(42)
Currency/other	(5)		6	1

Liability balance, December 31, 2005	114	—	1	115
Charges	272	252	54	578
Cash (spent) received	(204)	16	(21)	(209)
Charges against assets	(25)	(268)		(293)
Currency/other	8		(2)	6

Liability balance, December 31, 2006	$165	$—	$32	$197

        Severance costs in the above schedule, which relate to the workforce reduction programs, include the cost of related benefits. Specific programs announced since 2004, as part of the overall restructuring program, will result in the elimination of approximately 9,800 positions. At December 31, 2006, approximately 8,400 of these positions have been eliminated. Asset write-downs relate to the impairment of assets caused by the plant closings and related activity. Other costs incurred relate primarily to contract termination costs associated with the plant closings and the termination of leasing agreements. Severance costs taken against assets relate to incremental pension costs, which reduce prepaid pension assets.

Implementation Costs:

        During 2006, 2005 and 2004, the Company recorded pre-tax implementation costs associated with the restructuring program. These costs include the discontinuance of certain product lines and incremental costs related to the integration and streamlining of functions and closure of facilities.

Substantially all implementation costs incurred in 2006 will require cash payments. These costs were recorded on the consolidated statements of earnings as follows:

	2006	2005	2004
	(in millions)
Net Revenues	$—	$2	$7
Cost of sales	25	56	30
Marketing, administration and research costs	70	29	13

Total—continuing operations	95	87	50
Discontinued operations			8

Total implementation costs	$95	$87	$58

Asset Impairment Charges:

        During 2006, the Company sold its pet snacks brand and assets, and recorded tax expense of $57 million and incurred a pre-tax asset impairment charge of $86 million in 2006 in recognition of this sale. In January 2007, the Company announced the sale of its hot cereal assets and trademarks. In recognition of the anticipated sale, the Company recorded a pre-tax asset impairment charge of $69 million in 2006 for these assets. These pre-tax asset impairment charges, which included the write-off of a portion of the associated goodwill, and intangible and fixed assets, were recorded as asset impairment and exit costs on the consolidated statement of earnings.

        During 2006, the Company completed its annual review of goodwill and intangible assets, and recorded non-cash pre-tax charges of $24 million related to an intangible asset impairment for biscuits assets in Egypt and hot cereal assets in the United States. Also during 2006, the Company re-evaluated the business model for its Tassimo hot beverage system, the revenues of which lagged the Company's projections. This evaluation resulted in a $245 million non-cash pre-tax asset impairment charge related to lower utilization of existing manufacturing capacity. These charges were recorded as asset impairment and exit costs on the consolidated statement of earnings. In addition, the Company anticipates that the impairment will result in related cash expenditures of approximately $3 million, primarily related to decommissioning of idle production lines. During 2005, the Company completed its annual review of goodwill and intangible assets and no charges resulted from this review. During 2004, the Company recorded a $29 million non-cash pre-tax charge related to an intangible asset impairment for a small confectionery business in the United States and certain brands in Mexico. A portion of this charge, $17 million, was reclassified to earnings from discontinued operations on the consolidated statement of earnings in the fourth quarter of 2004. The remaining charge was recorded as asset impairment and exit costs on the consolidated statement of earnings.

        During 2005, the Company sold its fruit snacks assets and incurred a pre-tax asset impairment charge of $93 million in recognition of the sale. During December 2005, the Company reached agreements to sell certain assets in Canada and a small biscuit brand in the United States and incurred pre-tax asset impairment charges of $176 million in recognition of these sales. These transactions closed in 2006. These charges, which included the write-off of all associated intangible assets, were recorded as asset impairment and exit costs on the consolidated statement of earnings.

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

        In June 2005, the Company sold substantially all of its sugar confectionery business for approximately $1.4 billion. In 2004, as a result of the anticipated transaction, the Company recorded non-cash asset impairments totaling $107 million. These charges were included in loss from discontinued operations on the consolidated statement of earnings.

        In December 2004, the Company announced the sale of its U.S. yogurt assets, which closed in the first quarter of 2005. In 2004, as a result of the anticipated transaction, the Company recorded asset impairments totaling $8 million. This charge was recorded as asset impairment and exit costs on the consolidated statement of earnings.

Total:

        The pre-tax asset impairment, exit and implementation costs discussed above, for the years ended December 31, 2006, 2005 and 2004, were included in the operating companies income of the following segments:

	For the Year Ended December 31, 2006
	Restructuring Costs	Asset Impairment	Total Asset Impairment and Exit Costs	Implementation Costs	Total
	(in millions)
North America Beverages	$21	$75	$96	$12	$108
North America Cheese & Foodservice	87		87	15	102
North America Convenient Meals	106		106	12	118
North America Grocery	21		21	9	30
North America Snacks & Cereals	39	168	207	16	223
European Union	230	170	400	23	423
Developing Markets, Oceania & North Asia	74	11	85	8	93

Total—Continuing Operations	$578	$424	$1,002	$95	$1,097

	For the Year Ended December 31, 2005
	Restructuring Costs	Asset Impairment	Total Asset Impairment and Exit Costs	Implementation Costs	Total
	(in millions)
North America Beverages	$11	$—	$11	$10	$21
North America Cheese & Foodservice	15		15	4	19
North America Convenient Meals	13		13	7	20
North America Grocery	21	206	227	8	235
North America Snacks & Cereals	6	63	69	26	95
European Union	127		127	20	147
Developing Markets, Oceania & North Asia	17		17	12	29

Total—Continuing Operations	$210	$269	$479	$87	$566

	For the Year Ended December 31, 2004
	Restructuring Costs	Asset Impairment	Total Asset Impairment and Exit Costs	Equity Impairment and Implementation Costs	Total
	(in millions)
North America Beverages	$36	$—	$36	$5	$41
North America Cheese & Foodservice	68	8	76	6	82
North America Convenient Meals	41		41	4	45
North America Grocery	16		16	7	23
North America Snacks & Cereals	222		222	18	240
European Union	180		180	8	188
Developing Markets, Oceania & North Asia	20	12	32	49	81

Total—Continuing Operations	583	20	603	97	700
Discontinued Operations		124	124	8	132

Total	$583	$144	$727	$105	$832

Note 4.    Related Party Transactions:

        Altria Group, Inc.'s subsidiary, Altria Corporate Services, Inc., provides the Company with various services, including planning, legal, treasury, auditing, insurance, human resources, office of the secretary, corporate affairs, information technology, aviation and tax services. Billings for these services, which were based on the cost to Altria Corporate Services, Inc. to provide such services and a 5% management fee based on wages and benefits, were $178 million, $237 million and $310 million for the years ended December 31, 2006, 2005 and 2004, respectively. The Company performed at a similar cost various functions in 2006 and 2005 that previously had been provided by Altria Corporate Services, Inc., resulting in lower service charges in 2006 and 2005. The Company plans to undertake all remaining services currently provided by Altria Corporate Services, Inc. at a similar cost in 2007. These costs were paid to Altria Corporate Services, Inc. monthly. Although the cost of these services cannot be quantified on a stand-alone basis, management has assessed that the billings are reasonable based on the level of support provided by Altria Corporate Services, Inc., and that they reflect all services provided. The cost and nature of the services are reviewed annually by the Company's Audit Committee, which is comprised of independent directors. The effects of these transactions are included in operating cash flows in the Company's consolidated statements of cash flows.

        During 2006, the Company purchased certain real estate and personal property located in Wilkes Barre, Pennsylvania, from Altria Corporate Services, Inc., for an aggregate purchase price of $9.3 million. In addition, the Company assumed all of Altria Corporate Services, Inc.'s rights under a lease for certain real property located in San Antonio, Texas. The Company also purchased certain personal property located in San Antonio, Texas from Altria Corporate Services, Inc., for an aggregate purchase price of $6.0 million.

        Also, see Note 13. Income Taxes regarding the favorable impact to the Company of the closure of an Internal Revenue Service review of Altria Group, Inc.'s consolidated federal income tax return recorded during 2006.

        During 2005, the Company repatriated certain foreign earnings as part of Altria Group, Inc.'s dividend repatriation plan under provisions of the American Jobs Creation Act. Increased taxes for this repatriation of $21 million were reimbursed by Altria Group, Inc. The reimbursement was reported in the Company's financial statements as an increase to additional paid-in capital.

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

        At December 31, 2006 and 2005, the Company had short-term amounts payable to Altria Group, Inc. of $607 million and $652 million, respectively. The amounts payable to Altria Group, Inc. generally include accrued dividends, taxes and service fees. Interest on intercompany borrowings is based on the applicable London Interbank Offered Rate.

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

        Summary results of operations for the sugar confectionery business were as follows:

	For the Years Ended December 31,
	2005	2004
	(in millions)
Net revenues	$228	$477

Earnings before income taxes	$41	$103
Impairment loss on assets of discontinued operations held for sale		(107)
Provision for income taxes	(16)
Loss on sale of discontinued operations	(297)

Loss from discontinued operations, net of income taxes	$(272)	$(4)

        The loss on sale of discontinued operations, above, for the year ended December 31, 2005, related largely to taxes on the transaction.

Other:

        During 2006, the Company sold its rice brand and assets, and its industrial coconut assets. The Company also sold its pet snacks brand and assets in 2006 and recorded tax expense of $57 million related to the sale. In addition, the Company incurred a pre-tax asset impairment charge of $86 million in 2006 in recognition of this sale. Additionally, during 2006, the Company sold certain Canadian assets and a small U.S. biscuit brand, and incurred pre-tax asset impairment charges of $176 million in 2005 in recognition of these sales. Also during 2006, the Company sold a U.S. coffee plant. The aggregate proceeds received from these sales were $946 million, on which the Company recorded pre-tax gains of $117 million.

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

Note 6.    Acquisitions:

United Biscuits:

        In September 2006, the Company acquired the Spanish and Portuguese operations of United Biscuits ("UB") and rights to all Nabisco trademarks in the European Union, Eastern Europe, the Middle East and Africa, which UB has held since 2000, for a total cost of approximately $1.1 billion.

        The Spanish and Portuguese operations of UB include its biscuits, dry desserts, canned meats, tomato and fruit juice businesses as well as seven manufacturing facilities and 1,300 employees. From September 2006 to December 31, 2006, these businesses contributed net revenues of approximately $111 million.

        The non-cash acquisition was financed by the Company's assumption of approximately $541 million of debt issued by the acquired business immediately prior to the acquisition, as well as $530 million of value for the redemption of the Company's outstanding investment in UB, primarily deep-discount securities. The redemption of the Company's investment in UB resulted in a pre-tax gain on closing of approximately $251 million ($148 million after-tax or $0.09 per diluted share).

        Aside from the debt assumed as part of the acquisition price, the Company acquired assets consisting primarily of goodwill of $734 million, other intangible assets of $217 million, property plant and equipment of $161 million, receivables of $101 million and inventories of $34 million. These amounts represent the preliminary allocation of purchase price and are subject to revision when appraisals are finalized, which is expected to occur during the first half of 2007.

Other:

        During 2004, the Company acquired a U.S.-based beverage business for a total cost of $137 million. The effect of this acquisition was not material to the Company's consolidated financial position, results of operations or cash flows in any of the periods presented.

Note 7.    Inventories:

        The cost of approximately 41% and 40% of inventories in 2006 and 2005, respectively, was determined using the LIFO method. The stated LIFO amounts of inventories were approximately $70 million and $71 million higher than the current cost of inventories at December 31, 2006 and 2005, respectively.

Note 8.    Short-Term Borrowings and Borrowing Arrangements:

        At December 31, 2006 and 2005, the Company's short-term borrowings and related average interest rates consisted of the following:

	2006		2005
	Amount Outstanding	Average Year-End Rate	Amount Outstanding	Average Year-End Rate
	(in millions)
Commercial paper	$1,250	5.4%	$407	4.3%
Bank loans	465	6.5	398	5.5

	$1,715		$805

        The fair values of the Company's short-term borrowings at December 31, 2006 and 2005, based upon current market interest rates, approximate the amounts disclosed above.

        The Company maintains revolving credit facilities that have historically been used to support the issuance of commercial paper. At December 31, 2006, the Company had a $4.5 billion, multi-year revolving credit facility that expires in April 2010 on which no amounts were drawn.

        The Company's revolving credit facility, which is for its sole use, requires the maintenance of a minimum net worth of $20.0 billion. At December 31, 2006, the Company's net worth was $28.6 billion. The Company expects to continue to meet this covenant. The revolving credit facility does not include any other financial tests, any credit rating triggers or any provisions that could require the posting of collateral.

        In addition to the above, certain international subsidiaries of Kraft maintain credit lines to meet the short-term working capital needs of the international businesses. These credit lines, which amounted to approximately $1.1 billion as of December 31, 2006, are for the sole use of the Company's international businesses. Borrowings on these lines amounted to approximately $200 million and $400 million at December 31, 2006 and 2005, respectively. At December 31, 2006 the Company also had approximately $0.3 billion of outstanding short-term debt related to its United Biscuits acquisition discussed in Note 6. Acquisitions.

Note 9.    Long-Term Debt:

        At December 31, 2006 and 2005, the Company's long-term debt consisted of the following:

	2006	2005
	(in millions)
Notes, 4.00% to 7.55% (average effective rate 5.62%), due through 2031	$8,290	$9,537
7% Debenture (effective rate 11.32%), $200 million face amount, due 2011	170	165
Foreign currency obligations	15	16
Other	24	25

	8,499	9,743
Less current portion of long-term debt	(1,418)	(1,268)

	$7,081	$8,475

        Aggregate maturities of long-term debt are as follows (in millions):

2007	$1,418
2008	707
2009	755
2010	2
2011	2,202
2012-2016	2,695
Thereafter	751

        Based on market quotes, where available, or interest rates currently available to the Company for issuance of debt with similar terms and remaining maturities, the aggregate fair value of the Company's long-term debt, including the current portion of long-term debt, was $8,706 million and $9,945 million at December 31, 2006 and 2005, respectively.

Note 10.    Capital Stock:

        The Company's articles of incorporation authorize 3.0 billion shares of Class A common stock, 2.0 billion shares of Class B common stock and 500 million shares of preferred stock. Shares of Class A common stock issued, repurchased and outstanding were as follows:

	Shares Issued	Shares Repurchased	Shares Outstanding
Balance at January 1, 2004	555,000,000	(13,062,876)	541,937,124
Repurchase of shares		(21,543,660)	(21,543,660)
Exercise of stock options and issuance of other stock awards		4,961,610	4,961,610

Balance at December 31, 2004	555,000,000	(29,644,926)	525,355,074
Repurchase of shares		(39,157,600)	(39,157,600)
Exercise of stock options and issuance of other stock awards		3,683,281	3,683,281

Balance at December 31, 2005	555,000,000	(65,119,245)	489,880,755
Repurchase of shares		(38,744,248)	(38,744,248)
Exercise of stock options and issuance of other stock awards		4,836,138	4,836,138

Balance at December 31, 2006	555,000,000	(99,027,355)	455,972,645

        The Company repurchases its Class A common stock in open market transactions. In March 2006, the Company completed its $1.5 billion two-year Class A common stock repurchase program, acquiring 49.1 million Class A shares at an average price of $30.57 per share. During 2006, repurchases under the $1.5 billion program were 8.5 million shares at a cost of $250 million, or $29.42 per share. Additionally, in March 2006, the Company began a $2.0 billion Class A common stock repurchase program, which is expected to run through 2008. During 2006, the Company repurchased 30.2 million shares of its Class A common stock, under its $2.0 billion authority, at a cost of $1.0 billion, an average price of $33.06 per share. During 2005, the Company repurchased 39.2 million shares of its Class A common stock at a cost of $1.2 billion, an average price of $30.65 per share. During 2004, the Company repurchased 21.5 million shares of its Class A common stock at a cost of $700 million, an average price of $32.49 per share.

        Class B common shares issued and outstanding at December 31, 2006 and 2005 were 1.18 billion. Altria Group, Inc. held 276.5 million Class A common shares and all of the Class B common shares at December 31, 2006. There are no preferred shares issued and outstanding. Class A common shares are entitled to one vote each, while Class B common shares are entitled to ten votes each. Therefore, Altria Group, Inc. held 98.5% of the combined voting power of the Company's outstanding capital stock at December 31, 2006. At December 31, 2006, 161,915,095 shares of common stock were reserved for stock options and other stock awards.

Note 11.    Stock Plans:

        Under the Kraft 2005 Performance Incentive Plan (the "2005 Plan"), the Company may grant to eligible employees awards of stock options, stock appreciation rights, restricted stock, restricted and deferred stock units, and other awards based on the Company's Class A common stock, as well as performance-based annual and long-term incentive awards. A maximum of 150 million shares of the Company's Class A common stock may be issued under the 2005 Plan, of which no more than 45 million shares may be awarded as restricted stock. In addition, in 2006, the Company's Board of Directors adopted and the stockholders approved, the Kraft 2006 Stock Compensation Plan for Non-Employee Directors (the "2006 Directors Plan"). The 2006 Directors Plan replaced the Kraft 2001 Directors Plan. Under the 2006 Directors Plan, the Company may grant up to 500,000 shares of Class A common stock to members of the Board of Directors who are not full-time employees of the Company or Altria Group, Inc., or their subsidiaries, over a five-year period. Shares available to be granted under the 2005 Plan and the 2006 Directors Plan at December 31, 2006, were 143,669,750 and 481,555, respectively. Restricted shares available for grant under the 2005 Plan at December 31, 2006, were 38,669,750.

        Generally, stock options are granted at an exercise price equal to the market value of the underlying stock on the date of the grant, become exercisable on the first anniversary of the grant date and have a maximum term of ten years. However, the Company has not granted stock options to its employees since 2002.

Stock Option Plan:

        Stock option activity was as follows for the year ended December 31, 2006:

	Shares Subject to Option	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2006	15,145,840	$31.00
Options exercised	(1,779,049)	31.00
Options cancelled	(388,640)	31.00

Balance at December 31, 2006	12,978,151	31.00	4 years	$61 million

Exercisable at December 31, 2006	12,978,151	31.00	4	61

        The total intrinsic value of options exercised was $6.7 million, $0.6 million and $3.4 million during the years ended December 31, 2006, 2005 and 2004, respectively.

        Prior to the initial public offering ("IPO"), certain employees of the Company participated in Altria Group, Inc.'s stock compensation plans. Altria Group, Inc. does not intend to issue additional Altria Group, Inc. stock compensation to the Company's employees, except for reloads of previously issued options. The reload feature on Altria Group, Inc. stock options will cease during 2007.

        Pre-tax compensation cost and the related tax benefit for Altria stock option awards for reloads totaled $3 million and $1 million, respectively, for the year ended December 31, 2006. The fair value of the awards was determined using a modified Black-Scholes methodology using the following weighted average assumptions for Altria Group, Inc. common stock:

	Risk-Free Interest Rate	Expected Life	Expected Volatility	Expected Dividend Yield	Fair Value at Grant Date
2006 Altria Group, Inc.	4.87%	4 years	26.73%	4.43%	$12.79
2005 Altria Group, Inc.	3.87	4	32.90	4.43	14.08
2004 Altria Group, Inc.	2.99	4	36.63	5.39	10.30

        The Company's employees held options to purchase the following number of shares of Altria Group, Inc. stock at December 31, 2006:

	Shares Subject to Option	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2006	14,525,177	$40.29	3 years	$661 million
Exercisable at December 31, 2006	14,520,835	40.28	3	661

Restricted Stock Plans:

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

        The fair value of the restricted shares and rights at the date of grant is amortized to expense ratably over the restriction period. The Company recorded pre-tax compensation expense related to restricted stock and rights of $139 million (including the pre-tax cumulative effect gain of $9 million from the adoption of SFAS No. 123(R)), $148 million and $106 million for the years ended December 31, 2006, 2005 and 2004, respectively. The deferred tax benefit recorded related to this compensation expense was $51 million, $54 million and $39 million for the years ended December 31, 2006, 2005 and 2004, respectively. The unamortized compensation expense related to the Company's restricted stock and rights was $184 million at December 31, 2006 and is expected to be recognized over a weighted average period of 2 years.

        The Company's restricted stock and rights activity was as follows for the year ended December 31, 2006:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance at January 1, 2006	15,085,116	$33.80
Granted	6,850,265	29.16
Vested	(4,213,377)	36.29
Forfeited	(2,446,584)	32.07

Balance at December 31, 2006	15,275,420	31.31

        The weighted-average grant date fair value of restricted stock and rights granted during the years ended December 31, 2006, 2005 and 2004 was $200 million, $200 million and $195 million, respectively, or $29.16, $33.26 and $32.23 per restricted share or right, respectively. The total fair value of restricted stock and rights vested during the years ended December 31, 2006, 2005 and 2004 was $123 million, $2 million and $1 million, respectively.

Note 12.    Earnings Per Share:

        Basic and diluted EPS from continuing and discontinued operations were calculated using the following:

	For the Years Ended December 31,
	2006	2005	2004
	(in millions)
Earnings from continuing operations	$3,060	$2,904	$2,669
Loss from discontinued operations		(272)	(4)

Net earnings	$3,060	$2,632	$2,665

Weighted average shares for basic EPS	1,643	1,684	1,709
Plus incremental shares from assumed conversions of stock options, restricted stock and stock rights	12	9	5

Weighted average shares for diluted EPS	1,655	1,693	1,714

        For the years ended December 31, 2006, 2005 and 2004, the number of stock options excluded from the calculation of weighted average shares for diluted EPS because their effects were antidilutive was immaterial.

Note 13.    Income Taxes:

        Earnings from continuing operations before income taxes and minority interest, and provision for income taxes consisted of the following for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
	(in millions)
Earnings from continuing operations before income taxes and minority interest:
United States	$2,754	$2,774	$2,616
Outside United States	1,262	1,342	1,330

Total	$4,016	$4,116	$3,946

Provision for income taxes:
United States federal:
Current	$613	$876	$675
Deferred	(150)	(210)	69

	463	666	744
State and local	95	115	112

Total United States	558	781	856

Outside United States:
Current	411	466	403
Deferred	(18)	(38)	15

Total outside United States	393	428	418

Total provision for income taxes	$951	$1,209	$1,274

        During 2006, the United States Internal Revenue Service concluded its examination of Altria Group, Inc.'s consolidated tax returns for the years 1996 through 1999 and issued a final Revenue Agents Report on March 15, 2006. Consequently, Altria Group, Inc. reimbursed the Company in cash for unrequired federal tax reserves of $337 million and pre-tax interest of $46 million ($29 million after-tax).

The Company also recognized net state tax reversals of $39 million, resulting in a total net earnings benefit of $405 million for the year ended December 31, 2006.

        The loss from discontinued operations for the year ended December 31, 2005, includes additional tax expense of $280 million from the sale of the sugar confectionery business. The loss from discontinued operations for the year ended December 31, 2004, included a deferred income tax benefit of $43 million.

        At December 31, 2006, applicable United States federal income taxes and foreign withholding taxes had not been provided on approximately $3.2 billion of accumulated earnings of foreign subsidiaries that are expected to be permanently reinvested.

        In October 2004, the American Jobs Creation Act ("the Jobs Act") was signed into law. The Jobs Act includes a deduction for 85% of certain foreign earnings that are repatriated. In 2005, the Company repatriated approximately $500 million of earnings under the provisions of the Jobs Act. Deferred taxes had previously been provided for a portion of the dividends remitted. The reversal of the deferred taxes more than offset the tax costs to repatriate the earnings and resulted in a net tax reduction of $28 million in the consolidated income tax provision during 2005.

        The effective income tax rate on pre-tax earnings differed from the U.S. federal statutory rate for the following reasons for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
U.S. federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State and local income taxes, net of federal tax benefit excluding IRS audit impacts	1.8	1.8	1.8
Benefit principally related to reversal of federal and state reserves on conclusion of IRS audit	(9.4)
Reversal of other tax accruals no longer required	(1.3)	(2.6)	(2.9)
Foreign rate differences, net of repatriation impacts	(0.3)	(2.8)	(0.1)
Other	(2.1)	(2.0)	(1.5)

Effective tax rate	23.7%	29.4%	32.3%

        The tax rate in 2006 includes a reimbursement from Altria Group, Inc. in cash for unrequired federal tax reserves of $337 million, and also includes net state tax reversals of $39 million, due to the conclusion of an audit of Altria Group, Inc.'s consolidated federal income tax returns for the years 1996 through 1999 in the first quarter of 2006. Included within the change in tax rates, among other things, are a benefit of $52 million in 2006 from the resolution of outstanding items in the Company's international operations, the majority of which occurred in the first quarter. The tax rate in 2005 includes the settlement of an outstanding U.S. tax claim of $24 million in the second quarter; $82 million from the resolution of outstanding items in the Company's international operations, the majority of which was in the first quarter, and $33 million of tax impacts associated with the sale of a U.S. biscuit brand. The 2005 rate also includes a $53 million aggregate benefit from the domestic manufacturers' deduction provision and the dividend repatriation provision of the Jobs Act. The tax provision in 2004 includes an $81 million favorable resolution of an outstanding tax item, the majority of which occurred in the third quarter of 2004, and the reversal of $35 million of tax accruals that were no longer required due to tax events that occurred during the first quarter of 2004.

        As previously discussed in Note 2. Summary of Significant Accounting Policies, the Company's adoption of FIN 48 will result in an increase to shareholders' equity as of January 1, 2007 of approximately $200 million to $225 million.

        The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities consisted of the following at December 31, 2006 and 2005:

	2006	2005
	(in millions)
Deferred income tax assets:
Accrued postretirement and postemployment benefits	$1,531	$902
Other	421	691

Total deferred income tax assets	1,952	1,593

Deferred income tax liabilities:
Trade names	(3,746)	(3,966)
Property, plant and equipment	(1,627)	(1,734)
Prepaid pension costs	(161)	(1,081)

Total deferred income tax liabilities	(5,534)	(6,781)

Net deferred income tax liabilities	$(3,582)	$(5,188)

Note 14.    Segment Reporting:

        The Company manufactures and markets packaged food products, consisting principally of beverages, cheese, snacks, convenient meals and various packaged grocery products. Kraft manages and reports operating results through two units, Kraft North America Commercial and Kraft International Commercial. Reportable segments for Kraft North America Commercial are organized and managed principally by product category. Kraft North America Commercial's segments are North America Beverages; North America Cheese & Foodservice; North America Convenient Meals; North America Grocery; and North America Snacks & Cereals. Kraft International Commercial's operations are organized and managed by geographic location. Kraft International Commercial's segments are European Union and Developing Markets, Oceania & North Asia.

        In October 2005, the Company announced that, effective January 1, 2006, its Canadian business will be realigned to better integrate it into the Company's North American business by product category. Beginning in the first quarter of 2006, the operating results of the Canadian business are being reported throughout the North American food segments. In addition, in the first quarter of 2006, the Company's international businesses were realigned to reflect the reorganization announced within Europe in November 2005. The two revised international segments, which are reflected in these consolidated financial statements and notes, are European Union; and Developing Markets, Oceania & North Asia, the latter to reflect the Company's increased management focus on developing markets. Accordingly, prior period segment results have been restated.

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

        Segment data were as follows:

	For the Years Ended December 31,
	2006	2005	2004
	(in millions)
Net revenues:
North America Beverages	$3,088	$3,056	$2,742
North America Cheese & Foodservice	6,078	6,244	6,021
North America Convenient Meals	4,863	4,719	4,445
North America Grocery	2,731	3,024	3,009
North America Snacks & Cereals	6,358	6,250	5,843
European Union	6,672	6,714	6,504
Developing Markets, Oceania & North Asia	4,566	4,106	3,604

Net revenues	$34,356	$34,113	$32,168

	For the Years Ended December 31,
	2006	2005	2004
	(in millions)
Earnings from continuing operations before income taxes and minority interest:
Operating companies income:
North America Beverages	$205	$463	$469
North America Cheese & Foodservice	886	921	793
North America Convenient Meals	914	793	800
North America Grocery	919	724	1,023
North America Snacks & Cereals	829	930	785
European Union	548	722	690
Developing Markets, Oceania & North Asia	416	400	243
Amortization of intangibles	(7)	(10)	(11)
General corporate expenses	(184)	(191)	(180)

Operating income	4,526	4,752	4,612
Interest and other debt expense, net	(510)	(636)	(666)

Earnings from continuing operations before income taxes and minority interest	$4,016	$4,116	$3,946

        The Company's largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 15%, 14% and 14% of consolidated net revenues for 2006, 2005 and 2004, respectively. These net revenues occurred primarily in the United States and were across all segments.

        Net revenues by consumer sector, which includes the separation of Foodservice into sector components and Cereals into the Grocery sector, were as follows for the years ended December 31, 2006, 2005 and 2004:

	For the Year Ended December 31, 2006
	Kraft North America Commercial	Kraft International Commercial	Total
	(in millions)
Consumer Sector:
Snacks	$5,491	$4,537	$10,028
Beverages	3,352	3,973	7,325
Cheese & Dairy	4,857	1,557	6,414
Grocery	4,282	799	5,081
Convenient Meals	5,136	372	5,508

Total net revenues	$23,118	$11,238	$34,356

	For the Year Ended December 31, 2005
	Kraft North America Commercial	Kraft International Commercial	Total
	(in millions)
Consumer Sector:
Snacks	$5,372	$4,161	$9,533
Beverages	3,320	3,840	7,160
Cheese & Dairy	4,952	1,568	6,520
Grocery	4,613	876	5,489
Convenient Meals	5,036	375	5,411

Total net revenues	$23,293	$10,820	$34,113

	For the Year Ended December 31, 2004
	Kraft North America Commercial	Kraft International Commercial	Total
	(in millions)
Consumer Sector:
Snacks	$5,106	$3,895	$9,001
Beverages	2,990	3,506	6,496
Cheese & Dairy	4,762	1,455	6,217
Grocery	4,426	882	5,308
Convenient Meals	4,776	370	5,146

Total net revenues	$22,060	$10,108	$32,168

        Items affecting the comparability of the Company's continuing operating results were as follows:

  •
  Asset Impairment, Exit and Implementation Costs—As discussed in Note 3. Asset Impairment, Exit and Implementation Costs, the Company recorded charges for these items of $1,097 million, $566 million and $700 million for the years ended December 31, 2006, 2005 and 2004, respectively. See Note 3 for the breakdown of these pre-tax charges by segment.

  •
  Gain on Redemption of UB Investment—As more fully discussed in Note 6. Acquisitions, in the third quarter of 2006, the Company acquired the Spanish and Portuguese operations of UB and rights to all Nabisco trademarks in the European Union, Eastern Europe, the Middle East and

    Africa. The redemption of the Company's outstanding investment in UB resulted in a pre-tax gain on closing of approximately $251 million. This gain is included in the operating companies income of the European Union segment.

  •
  Gains/Losses on Sales of Businesses—During 2006, the Company sold its rice brand and assets, pet snacks brand and assets, industrial coconut assets, certain Canadian assets, a small U.S. biscuit brand and a U.S. coffee plant for aggregate pre-tax gains of $117 million. During 2005, the Company sold its fruit snacks assets, U.K. desserts assets, U.S. yogurt assets, a small business in Colombia, a minor trademark in Mexico and a small equity investment in Turkey for aggregate pre-tax gains of $108 million. During 2004, the Company sold a Brazilian snack nuts business and trademarks associated with a candy business in Norway for aggregate pre-tax losses of $3 million. These pre-tax (gains) losses were included in the operating companies income of the following segments:

	For the Years Ended December 31,
	2006	2005	2004
	(in millions)
North America Beverages	$95	$—	$—
North America Cheese & Foodservice	8	(1)
North America Convenient Meals	(226)
North America Grocery	1	2
North America Snacks & Cereals	5
European Union		(114)	(5)
Developing Markets, Oceania & North Asia		5	8

(Gains) losses on sales of businesses	$(117)	$(108)	$3

        See Notes 5 and 6, respectively, regarding divestitures and acquisitions.

	For the Years Ended December 31,
	2006	2005	2004
	(in millions)
Depreciation expense from continuing operations:
North America Beverages	$65	$65	$61
North America Cheese & Foodservice	110	113	118
North America Convenient Meals	112	108	97
North America Grocery	68	60	80
North America Snacks & Cereals	202	205	199
European Union	232	233	235
Developing Markets, Oceania & North Asia	95	83	74

Total depreciation expense from continuing operations	884	867	864
Depreciation expense from discontinued operations		2	4

Total depreciation expense	$884	$869	$868

	For the Years Ended December 31,
	2006	2005	2004
	(in millions)
Capital expenditures from continuing operations:
North America Beverages	$179	$147	$92
North America Cheese & Foodservice	139	133	132
North America Convenient Meals	169	137	130
North America Grocery	65	81	65
North America Snacks & Cereals	160	222	194
European Union	240	292	280
Developing Markets, Oceania & North Asia	217	159	109

Total capital expenditures from continuing operations	1,169	1,171	1,002
Capital expenditures from discontinued operations			4

Total capital expenditures	$1,169	$1,171	$1,006

        Geographic data for net revenues, total assets and long-lived assets (which consist of all non-current assets, other than goodwill, other intangible assets, net, and prepaid pension assets) were as follows:

	For the Years Ended December 31,
	2006	2005	2004
	(in millions)
Net revenues:
United States	$20,931	$21,054	$20,057
Europe	7,817	7,678	7,205
Other	5,608	5,381	4,906

Total net revenues	$34,356	$34,113	$32,168

Total assets:
United States	$39,595	$42,851	$44,293
Europe	11,420	9,935	10,872
Other	4,559	4,842	4,763

Total assets	$55,574	$57,628	$59,928

Long-lived assets:
United States	$5,885	$6,153	$5,998
Europe	2,528	2,663	3,010
Other	2,009	1,878	1,818

Total long-lived assets	$10,422	$10,694	$10,826

Note 15.    Benefit Plans:

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158"). SFAS No. 158 requires that employers recognize the funded status of their defined benefit pension and other postretirement plans on the consolidated balance sheet and record as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that have not been recognized as components of net periodic benefit cost. The Company adopted the recognition and related disclosure provisions of SFAS No. 158, prospectively, on December 31, 2006.

        SFAS No. 158 also requires an entity to measure plan assets and benefit obligations as of the date of its fiscal year-end statement of financial position for fiscal years ending after December 15, 2008. The Company's non-U.S. pension plans (other than Canadian pension plans) are measured at September 30 of each year. The Company expects to adopt the measurement date provision of SFAS No. 158 and measure these plans as of December 31 of each year beginning December 31, 2008. The Company is presently evaluating the impact of the measurement date change, which is not expected to be significant.

        The incremental effect of applying SFAS No. 158 on individual line items in the consolidated balance sheet at December 31, 2006 was as follows:

	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
	(in millions)
Deferred income taxes	$386	$1	$387
Total current assets	8,253	1	8,254
Prepaid pension assets	3,468	(2,300)	1,168
Other assets	716	13	729
Total assets	57,860	(2,286)	55,574
Accrued liabilities—other	1,596	8	1,604
Total current liabilities	10,465	8	10,473
Deferred income taxes	5,340	(1,410)	3,930
Accrued pension costs	804	218	1,022
Accrued postretirement health care costs	2,000	1,014	3,014
Other liabilities	1,564	(65)	1,499
Total liabilities	27,254	(235)	27,019
Accumulated other comprehensive losses	(1,018)	(2,051)	(3,069)
Total shareholders' equity	30,606	(2,051)	28,555
Total liabilities and shareholders' equity	57,860	(2,286)	55,574

        The amounts recorded in accumulated other comprehensive losses at December 31, 2006 consisted of the following:

	U.S. and Non-U.S. Pensions	Postretirement	Postemployment	Total
	(in millions)
Net losses	$(2,864)	$(1,166)	$65	$(3,965)
Prior service cost	(89)	143		54
Net transition obligation	(4)			(4)
Deferred income taxes	1,066	532	(25)	1,573

Amounts to be amortized	(1,891)	(491)	40	(2,342)
Reverse additional minimum pension liability, net of taxes	291			291

Initial adoption of SFAS No. 158	$(1,600)	$(491)	$40	$(2,051)

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

Pension Plans:

Obligations and Funded Status

        The benefit obligations, plan assets and funded status of the Company's pension plans at December 31, 2006 and 2005, were as follows:

	U.S. Plans		Non-U.S. Plans
	2006	2005	2006	2005
	(in millions)
Benefit obligation at January 1	$6,305	$6,113	$3,762	$3,472
Service cost	170	165	95	80
Interest cost	354	345	169	170
Benefits paid	(469)	(530)	(221)	(179)
Settlements	45	87	(26)
Actuarial (gains) losses	(132)	118	(40)	403
Currency			256	(207)
Other	13	7	84	23

Benefit obligation at December 31	6,286	6,305	4,079	3,762

Fair value of plan assets at January 1	6,326	6,294	2,764	2,445
Actual return on plan assets	1,002	313	288	400
Contributions	143	230	457	172
Benefits paid	(469)	(508)	(221)	(133)
Currency			185	(113)
Actuarial gains (losses)	25	(3)	(7)	(7)

Fair value of plan assets at December 31	7,027	6,326	3,466	2,764

Net pension asset (liability) recognized at December 31, 2006	$741		$(613)

Funded status (plan assets in excess of (less than) benefit obligations) at December 31, 2005		21		(998)
Unrecognized actuarial losses		2,736		1,108
Unrecognized prior service cost		29		47
Additional minimum liability		(69)		(495)
Unrecognized net transition obligation				6

Net prepaid pension asset (liability) recognized at December 31, 2005		$2,717		$(332)

        The combined U.S. and non-U.S. pension plans resulted in a net prepaid pension asset of $128 million at December 31, 2006 and $2,385 million at December 31, 2005. These amounts were recognized in the Company's consolidated balance sheets at December 31, 2006 and 2005, as follows:

	2006	2005
	(in billions)
Prepaid pension assets	$1.2	$3.6
Other accrued liabilities	(0.1)
Accrued pension costs	(1.0)	(1.2)

	$0.1	$2.4

        The accumulated benefit obligation, which represents benefits earned to date, for the U.S. pension plans was $5,584 million and $5,580 million at December 31, 2006 and 2005, respectively. The accumulated benefit obligation for the non-U.S. pension plans was $3,784 million and $3,494 million at December 31, 2006 and 2005, respectively.

        For U.S. plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligations, accumulated benefit obligations and the fair value of plan assets were $247 million, $196 million and $11 million, respectively, as of December 31, 2006 and $268 million, $211 million and $14 million, respectively, as of December 31, 2005. The majority of these relate to plans for salaried employees that cannot be funded under IRS regulations. For certain non-U.S. plans, which have accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $1,364 million, $1,281 million and $646 million, respectively, as of December 31, 2006, and $2,134 million, $1,993 million and $1,088 million, respectively, as of December 31, 2005.

        The following weighted-average assumptions were used to determine the Company's benefit obligations under the plans at December 31:

	U.S. Plans		Non-U.S. Plans
	2006	2005	2006	2005
Discount rate	5.90%	5.60%	4.67%	4.44%
Rate of compensation increase	4.00	4.00	3.00	3.11

        The Company's 2006 year-end U.S. and Canadian plans discount rates were developed from a model portfolio of high quality, fixed-income debt instruments with durations that match the expected future cash flows of the benefit obligations. The 2006 year-end discount rates for the Company's non-U.S. plans were developed from local bond indices that match local benefit obligations as closely as possible.

Components of Net Periodic Benefit Cost

        Net periodic pension cost consisted of the following for the years ended December 31, 2006, 2005 and 2004:

	U.S. Plans			Non-U.S. Plans
	2006	2005	2004	2006	2005	2004
	(in millions)
Service cost	$170	$165	$141	$95	$80	$67
Interest cost	354	345	347	169	170	156
Expected return on plan assets	(504)	(507)	(575)	(203)	(190)	(178)
Amortization:
Unrecognized net loss from experience differences	198	166	89	73	47	32
Prior service cost	5	4	3	8	8	9
Other expense	66	83	41	13	25	7

Net pension cost	$289	$256	$46	$155	$140	$93

        During 2006 and 2005, employees left the Company under workforce reduction programs, resulting in settlement losses of $17 million and $10 million, respectively, for the U.S. plans. In addition, retiring employees elected lump-sum payments, resulting in settlement losses of $49 million, $73 million and $41 million in 2006, 2005 and 2004, respectively. Non-U.S. plant closures and early retirement benefits resulted in curtailment and settlement losses of $13 million, $25 million and $7 million in 2006, 2005 and 2004, respectively.

        The estimated net loss and prior service cost for the combined U.S. and non-U.S. pension plans that is expected to be amortized from accumulated other comprehensive income into net periodic benefit cost during 2007 are $203 million and $15 million, respectively.

        The following weighted-average assumptions were used to determine the Company's net pension cost for the years ended December 31:

	U.S. Plans			Non-U.S. Plans
	2006	2005	2004	2006	2005	2004
Discount rate	5.60%	5.75%	6.25%	4.44%	5.18%	5.41%
Expected rate of return on plan assets	8.00	8.00	9.00	7.57	7.82	8.31
Rate of compensation increase	4.00	4.00	4.00	3.11	3.11	3.11

        The Company's expected rate of return on plan assets is determined by the plan assets' historical long-term investment performance, current asset allocation and estimates of future long-term returns by asset class.

        Kraft and certain of its subsidiaries sponsor employee savings plans, to which the Company contributes. These plans cover certain salaried, non-union and union employees. The Company's contributions and costs are determined by the matching of employee contributions, as defined by the plans. Amounts charged to expense for defined contribution plans totaled $84 million, $94 million and $92 million in 2006, 2005 and 2004, respectively.

Plan Assets

        The percentage of fair value of pension plan assets at December 31, 2006 and 2005, was as follows:

	U.S. Plans		Non-U.S.Plans
Asset Category
	2006	2005	2006	2005
Equity securities	72%	74%	57%	60%
Debt securities	28	25	35	34
Real estate			3	3
Other		1	5	3

Total	100%	100%	100%	100%

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

        The Company presently makes, and plans to make, contributions, to the extent that they are tax deductible or do not generate an excise tax liability, in order to maintain plan assets in excess of the accumulated benefit obligation of its funded U.S. and non-U.S. plans. Currently, the Company anticipates making contributions of approximately $16 million in 2007 to its U.S. plans and approximately $157 million in 2007 to its non-U.S. plans, based on current tax law. However, these estimates are subject to change as a result of many factors, including changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or significant changes in interest rates.

        The estimated future benefit payments from the Company's pension plans at December 31, 2006, were as follows:

	U.S. Plans	Non-U.S. Plans
	(in millions)
2007	$481	$199
2008	394	203
2009	404	207
2010	419	210
2011	433	216
2012-2016	2,392	1,133

Postretirement Benefit Plans:

        Net postretirement health care costs consisted of the following for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
	(in millions)
Service cost	$50	$48	$43
Interest cost	174	170	173
Amortization:
Unrecognized net loss from experience differences	78	61	46
Unrecognized prior service credit	(28)	(26)	(25)
Other	(3)

Net postretirement health care costs	$271	$253	$237

        The estimated net loss and prior service cost for the postretirement benefit plans that are expected to be amortized from accumulated other comprehensive income into net postretirement health care costs during 2007 are $67 million and $(26) million, respectively.

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

        The Company adopted FSP 106-2 in the third quarter of 2004. The impact for 2006, 2005 and 2004 was a reduction of pre-tax net postretirement health care costs and an increase in net earnings. The amounts in the table above reflect the following benefits:

	2006	2005	2004
	(in millions)
Service cost	$7	$7	$3
Interest cost	26	23	10
Amortization of unrecognized net loss from experience differences	26	25	11

Reduction of pre-tax net postretirement healthcare costs and an increase in net earnings	$59	$55	$24

        The following weighted-average assumptions were used to determine the Company's net postretirement cost for the years ended December 31:

	U.S. Plans			Canadian Plans
	2006	2005	2004	2006	2005	2004
Discount rate	5.60%	5.75%	6.25%	5.00%	5.75%	6.50%
Health care cost trend rate	8.00	8.00	10.00	9.00	9.50	8.00

        In 2007, the discount rate used to determine the Company's net postretirement cost will be 5.90% for its U.S. plans and 5.00% for its Canadian plans, and the health care cost trend rate will be 8.00% for its U.S. plans and 8.50% for its Canadian plans.

        The Company's postretirement health care plans are not funded. The changes in the accumulated benefit obligation and net amount accrued at December 31, 2006 and 2005, were as follows:

	2006	2005
	(in millions)
Accumulated postretirement benefit obligation at January 1	$3,263	$2,931
Service cost	50	48
Interest cost	174	170
Benefits paid	(203)	(220)
Plan amendments	(16)	(4)
Currency	3	2
Assumption changes	13	203
Actuarial losses	(50)	133
Curtailments	(4)

Accrued postretirement health care costs at December 31, 2006	$3,230

Accumulated postretirement benefit obligation at December 31, 2005		3,263
Unrecognized actuarial losses		(1,280)
Unrecognized prior service credit		156

Accrued postretirement health care costs at December 31, 2005		$2,139

        The current portion of the Company's accrued postretirement health care costs of $216 million and $208 million at December 31, 2006 and 2005, respectively, is included in other accrued liabilities on the consolidated balance sheets.

        The following weighted-average assumptions were used to determine the Company's postretirement benefit obligations at December 31:

	U.S. Plans		Canadian Plans
	2006	2005	2006	2005
Discount rate	5.90%	5.60%	5.00%	5.00%
Health care cost trend rate assumed for next year	8.00	8.00	8.50	9.00
Ultimate trend rate	5.00	5.00	6.00	6.00
Year that the rate reaches the ultimate trend rate	2011	2009	2012	2012

        Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects as of December 31, 2006:

	One-Percentage-Point Increase	One-Percentage-Point Decrease
Effect on total of service and interest cost	14.2%	(11.6)%
Effect on postretirement benefit obligation	11.1	(9.3)

        The Company's estimated future benefit payments for its postretirement health care plans at December 31, 2006, were as follows:

	U.S. Plans	Canadian Plans
	(in millions)
2007	$208	$8
2008	212	8
2009	215	8
2010	216	8
2011	218	9
2012-2016	1,097	48

Postemployment Benefit Plans:

        Kraft and certain of its affiliates sponsor postemployment benefit plans covering substantially all salaried and certain hourly employees. The cost of these plans is charged to expense over the working life of the covered employees. Net postemployment costs consisted of the following for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
	(in millions)
Service cost	$4	$7	$7
Interest cost	4
Amortization of unrecognized net gains	(7)	(7)	(7)
Other expense	236	139	167

Net postemployment costs	$237	$139	$167

        As previously discussed in Note 3. Asset Impairment, Exit and Implementation Costs, the Company announced several workforce reduction programs during 2006, 2005 and 2004, as part of the overall restructuring program. The cost of these programs, $247 million, $139 million and $167 million in 2006, 2005 and 2004, respectively, is included in other expense, above.

        The estimated net gain for the postemployment benefit plans that will be amortized from accumulated other comprehensive income into net postemployment costs during 2007 is $7 million.

        The Company's postemployment plans are not funded. The changes in the benefit obligations of the plans at December 31, 2006 and 2005, were as follows:

	2006	2005
	(in millions)
Accumulated benefit obligation at January 1	$254	$252
Service cost	4	7
Interest cost	4
Restructuring program	247	139
Benefits paid	(243)	(158)
Assumption changes	(39)
Actuarial losses	11	14

Accrued postemployment costs at December 31, 2006	$238

Accumulated benefit obligation at December 31, 2005		254
Unrecognized experience gains		46

Accrued postemployment costs at December 31, 2005		$300

        The accumulated benefit obligation was determined using a discount rate of 6.3% in 2006, an assumed ultimate annual turnover rate of 0.3% in 2006 and 2005, assumed compensation cost increases of 4.0% in 2006 and 2005, and assumed benefits as defined in the respective plans. Postemployment costs arising from actions that offer employees benefits in excess of those specified in the respective plans are charged to expense when incurred.

Note 16.    Additional Information:

        The amounts shown below are for continuing operations.

	For the Years Ended December 31,
	2006	2005	2004
	(in millions)
Research and development expense	$419	$385	$388

Advertising expense	$1,396	$1,314	$1,258

Interest and other debt expense, net:
Interest income, Altria Group, Inc. and affiliates	$(47)	$(6)	$(2)
Interest expense, external debt	579	657	679
Interest income	(22)	(15)	(11)

	$510	$636	$666

Rent expense	$441	$436	$448

        Minimum rental commitments under non-cancelable operating leases in effect at December 31, 2006, were as follows (in millions):

2007	$244
2008	202
2009	147
2010	107
2011	90
Thereafter	140

$930

Note 17.    Financial Instruments:

Derivative financial instruments:

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

        The Company uses forward foreign exchange contracts and foreign currency options to mitigate its exposure to changes in exchange rates from third-party and intercompany actual and forecasted transactions. Substantially all of the Company's derivative financial instruments are effective as hedges. The primary currencies to which the Company is exposed, based on the size and location of its businesses, include the euro, Swiss franc, British pound and Canadian dollar. At December 31, 2006 and 2005, the Company had foreign exchange option and forward contracts with aggregate notional amounts of $2.6 billion and $2.2 billion, respectively. The effective portion of unrealized gains and losses associated with forward and option contracts is deferred as a component of accumulated other comprehensive earnings (losses) until the underlying hedged transactions are reported on the Company's consolidated statement of earnings.

        The Company is exposed to price risk related to forecasted purchases of certain commodities used as raw materials by its businesses. Accordingly, the Company uses commodity forward contracts as cash flow hedges, primarily for coffee, milk, sugar and cocoa. In general, commodity forward contracts qualify for the normal purchase exception under SFAS No. 133 and are, therefore, not subject to the provisions of SFAS No. 133. In addition, commodity futures and options are also used to hedge the price of certain commodities, including milk, coffee, cocoa, wheat, corn, sugar, soybean oil, natural gas and heating oil. For qualifying contracts, the effective portion of unrealized gains and losses on commodity futures and option contracts is deferred as a component of accumulated other comprehensive earnings (losses) and is recognized as a component of cost of sales in the Company's consolidated statement of earnings when the related inventory is sold. Unrealized gains or losses on net commodity positions were immaterial at December 31, 2006 and 2005. At December 31, 2006 and 2005, the Company had net long commodity positions of $533 million and $521 million, respectively.

        Ineffectiveness related to cash flow hedges was not material for the years ended December 31, 2006, 2005 and 2004. At December 31, 2006, the Company was hedging forecasted transactions for periods not exceeding the next fifteen months, and expects substantially all amounts reported in accumulated other comprehensive earnings (losses) to be reclassified to the consolidated statement of earnings within the next twelve months.

        Derivative gains or losses reported in accumulated other comprehensive earnings (losses) are a result of qualifying hedging activity. Transfers of gains or losses from accumulated other comprehensive earnings (losses) to earnings are offset by corresponding gains or losses on the underlying hedged item. Hedging activity affected accumulated other comprehensive earnings (losses), net of income taxes, during the years ended December 31, 2006, 2005 and 2004, as follows (in millions):

	2006	2005	2004
(Loss) gain as of January 1	$(4)	$6	$1
Derivative losses (gains) transferred to earnings	32	(42)	(1)
Change in fair value	(32)	32	6

(Loss) gain at December 31	$(4)	$(4)	$6

Credit exposure and credit risk:

        The Company is exposed to credit loss in the event of nonperformance by counterparties. However, the Company does not anticipate nonperformance, and such exposure was not material at December 31, 2006.

Fair value:

        The aggregate fair value, based on market quotes, of the Company's third-party debt at December 31, 2006, was $10,421 million as compared with its carrying value of $10,214 million. The aggregate fair value of the Company's third-party debt at December 31, 2005, was $10,750 million as compared with its carrying value of $10,548 million.

        In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements," which will be effective for financial statements issued for fiscal years beginning after November 15, 2007. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of this statement will not have a material impact on the Company's financial statements.

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

Third-Party Guarantees:

        At December 31, 2006, the Company's third-party guarantees, which are primarily derived from acquisition and divestiture activities, approximated $21 million, of which $8 million have no specified expiration dates. Substantially all of the remainder expire through 2016, with no guarantees expiring during 2007. The Company is required to perform under these guarantees in the event that a third party fails to make contractual payments or achieve performance measures. The Company has a liability of $16 million on its consolidated balance sheet at December 31, 2006, relating to these guarantees.

Note 19.    Quarterly Financial Data (Unaudited):

	2006 Quarters
	First	Second	Third	Fourth
	(in millions, except per share data)
Net revenues	$8,123	$8,619	$8,243	$9,371

Gross profit	$2,932	$3,184	$3,000	$3,300

Net earnings	$1,006	$682	$748	$624

Weighted average shares for diluted EPS	1,662	1,656	1,648	1,642

Per share data:
Basic EPS	$0.61	$0.41	$0.46	$0.38

Diluted EPS	$0.61	$0.41	$0.45	$0.38

Dividends declared	$0.23	$0.23	$0.25	$0.25

Market price—high	$31.25	$33.31	$36.47	$36.67

—low	$27.44	$28.97	$29.50	$33.48

	2005 Quarters
	First	Second	Third	Fourth
	(in millions, except per share data)
Net revenues	$8,059	$8,334	$8,057	$9,663

Gross profit	$2,955	$3,059	$2,856	$3,398

Earnings from continuing operations	$699	$758	$674	$773
Earnings (loss) from discontinued operations	14	(286)

Net earnings	$713	$472	$674	$773

Weighted average shares for diluted EPS	1,703	1,698	1,689	1,676

Per share data:
Basic EPS:
Continuing operations	$0.41	$0.45	$0.40	$0.46
Discontinued operations	0.01	(0.17)

Net earnings	$0.42	$0.28	$0.40	$0.46

Diluted EPS:
Continuing operations	$0.41	$0.45	$0.40	$0.46
Discontinued operations	0.01	(0.17)

Net earnings	$0.42	$0.28	$0.40	$0.46

Dividends declared	$0.205	$0.205	$0.23	$0.23

Market price—high	$35.65	$33.15	$32.17	$30.80

—low	$31.34	$30.11	$29.36	$27.88

        Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not agree to the total for the year.

        During 2006 and 2005, the Company recorded the following pre-tax charges or (gains) in earnings from continuing operations:

	2006 Quarters
	First	Second	Third	Fourth
	(in millions)
Asset impairment and exit costs	$202	$226	$125	$449
Losses (gains) on sales of businesses	3	8	3	(131)
Gain on redemption of United Biscuits investment			(251)

	$205	$234	$(123)	$318

	2005 Quarters
	First	Second	Third	Fourth
	(in millions)
Asset impairment and exit costs	$150	$29	$26	$274
(Gains) losses on sales of businesses	(116)	1		7

	$34	$30	$26	$281

        As discussed in Note 13. Income Taxes, the Company has recognized income tax benefits in the consolidated statements of earnings during 2006 and 2005 as a result of various tax events, including a reimbursement from Altria Group, Inc. in cash for unrequired federal tax reserves and net state tax reversals due to the conclusion of an audit of Altria Group, Inc.'s consolidated federal income tax returns for the years 1996 through 1999, and benefits earned under the provisions of the American Jobs Creation Act.

Note 20.    Subsequent Event:

        On January 31, 2007, the Altria Group, Inc. Board of Directors announced that Altria Group, Inc. plans to spin off all of its remaining interest (89.0%) in the Company on a pro rata basis to Altria Group, Inc. stockholders in a tax-free transaction. The distribution of all the Kraft shares owned by Altria Group, Inc. will be made on March 30, 2007 ("Distribution Date"), to Altria Group, Inc. stockholders of record as of the close of business on March 16, 2007. Based on the number of shares of Altria Group, Inc. outstanding at December 31, 2006, the distribution ratio would be approximately 0.7 shares of Kraft Class A common stock for every share of Altria Group, Inc. common stock outstanding. Prior to the distribution, Altria Group, Inc. will convert its Class B shares of Kraft common stock, which carry ten votes per share, into Class A shares of Kraft, which carry one vote per share. Following the distribution, only Class A common shares of Kraft will be outstanding and Altria Group, Inc. will not own any shares of Kraft.

Stock Compensation:

        Holders of Altria Group, Inc. stock options will be treated as stockholders and will, accordingly, have their stock awards split into two instruments. Holders of Altria Group, Inc. stock options will receive the following stock options, which, immediately after the spin-off, will have an aggregate intrinsic value equal to the intrinsic value of the pre-spin Altria Group, Inc. options:

  •
  a new Kraft option to acquire the number of shares of Kraft Class A common stock equal to the product of (a) the number of Altria Group, Inc. options held by such person on the Distribution Date and (b) the approximate distribution ratio of 0.7 mentioned above; and

  •
  an adjusted Altria Group, Inc. option for the same number of shares of Altria Group, Inc. common stock with a reduced exercise price.

        Holders of Altria Group, Inc. restricted stock or stock rights awarded prior to January 31, 2007, will retain their existing award and will receive restricted stock or stock rights of Kraft Class A common stock. The amount of Kraft restricted stock or stock rights awarded to such holders will be calculated using the same formula set forth above with respect to new Kraft options. All of the restricted stock and stock rights will not vest until the completion of the original restriction period (typically, three years from the date of the original grant). Recipients of Altria Group, Inc. stock rights awarded on January 31, 2007, will not receive restricted stock or stock rights of Kraft. Rather, they will receive additional stock rights of Altria Group, Inc. to preserve the intrinsic value of the original award.

        To the extent that employees of the remaining Altria Group, Inc. receive Kraft stock options, Altria Group, Inc. will reimburse the Company in cash for the Black-Scholes fair value of the stock options to be received. To the extent that Kraft employees hold Altria Group, Inc. stock options, the Company will reimburse Altria Group, Inc. in cash for the Black-Scholes fair value of the stock options. To the extent that holders of Altria Group, Inc. stock rights receive Kraft stock rights, Altria Group, Inc. will pay to the Company the fair value of the Kraft stock rights less the value of projected forfeitures. Based upon the number of Altria Group, Inc. stock awards outstanding at December 31, 2006, the net amount of these reimbursements would be a payment of approximately $133 million from the Company to Altria Group, Inc. Based upon the number of Altria Group, Inc. stock awards outstanding at December 31, 2006, the Company would have to issue 28 million stock options and 3 million shares of restricted stock and stock rights. The Company estimates that the issuance of these awards would result in an approximate $0.02 decrease in diluted earnings per share. However, these estimates are subject to change as stock awards vest (in the case of restricted stock) or are exercised (in the case of stock options) prior to the record date for the distribution.

Other Matters:

        As previously mentioned in Note 2. Summary of Significant Accounting Policies, the Company is currently included in the Altria Group, Inc. consolidated federal income tax return, and federal income tax contingencies are recorded as liabilities on the balance sheet of Altria Group, Inc. Prior to the distribution of Kraft shares, Altria Group, Inc. will reimburse the Company in cash for these liabilities, which are approximately $300 million, plus interest.

        As previously mentioned in Note 4. Related Party Transactions, a subsidiary of Altria Group, Inc. currently provides the Company with certain services at cost plus a 5% management fee. After the Distribution Date, the Company will undertake these activities, and services provided by a subsidiary of Altria Group, Inc. will cease in 2007. All intercompany accounts will be settled in cash.

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

b)    Changes in Internal Control Over Financial Reporting.

        The Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, any change in the Company's internal control over financial reporting and determined that there has been no change in the Company's internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

        However, as noted within Item 4 of the Company's quarterly report on Form 10-Q for the period ended September 30, 2006, the Company entered into a seven-year agreement in April 2006 to receive information technology services from Electronic Data Systems ("EDS"). Pursuant to this agreement, the Company began to transition certain of its processes and procedures into the EDS control environment during the quarter ended September 30, 2006. As the Company migrates to the EDS environment, management ensures that key controls are mapped to applicable EDS controls, tests transition controls prior to the migration date of those controls, and as appropriate, maintains and evaluates controls over the flow of information to and from EDS. The Company expects this transition period to continue for three years.

        See also "Report of Management on Internal Control over Financial Reporting" in Item 8.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Executive Officers of the Company

        The following are the executive officers of the Company as of March 1, 2007:

Name	Age	Title
Irene B. Rosenfeld	53	Chief Executive Officer
David Brearton	46	Executive Vice President, Global Business Services & Strategy
James P. Dollive	55	Executive Vice President and Chief Financial Officer
Jeri Finard	47	Executive Vice President & Chief Marketing Officer
Marc S. Firestone	47	Executive Vice President, Corporate & Legal Affairs and General Counsel
Karen J. May	48	Executive Vice President, Global Human Resources
Sanjay Khosla	55	Executive Vice President and President, International Commercial
Richard G. Searer	53	Executive Vice President and President, North America Commercial
Jean E. Spence	49	Executive Vice President, Global Technology and Quality
Franz-Josef H. Vogelsang	56	Executive Vice President, Global Supply Chain

        All of the above-named officers have been employed by the Company in various capacities during the past five years, except for Ms. Rosenfeld, Mr. Firestone, Ms. May, and Mr. Khosla. Prior to being appointed Chief Executive Officer of the Company on June 26, 2006, Ms. Rosenfeld was Chairman and Chief Executive Officer of Frito-Lay, Inc., a division of PepsiCo, from September 2004 to June 2006. Prior to joining Frito-Lay, Inc. Ms. Rosenfeld worked for more than 20 years at the Company, holding a number of key management positions, including President of the Company's North American business. Prior to joining the Company in 2003, Mr. Firestone was Senior Vice President and General Counsel for Philip Morris International Inc. From 1998 until 2001, he was Chief Counsel for Philip Morris Europe. Each of Philip Morris International Inc. and Philip Morris Europe is an affiliate of the Company insomuch that each of the Company, Philip Morris International Inc. and Philip Morris Europe is under common control of Altria. Prior to joining the Company in 2005, Ms. May held various positions with Baxter International, Inc. From 2001 to 2005, she was Corporate Vice President of Human Resources. Prior to joining the Company in 2007, Mr. Khosla served as Managing Director of Fonterra Co-operative Group. Before joining Fonterra in 2004, Khosla spent 27 years with Unilever in India, London and Europe.

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

        In addition, the Company has adopted corporate governance guidelines and charters for its Audit Committee, Compensation Committee and Nominating and Governance Committee, as well as a code of business conduct and ethics that applies to the members of its Board of Directors. All of these materials are available on the Company's website at www.kraft.com and will be provided free of charge to any stockholder requesting a copy by writing to: Corporate Secretary, Kraft Foods Inc., Three Lakes Drive, Northfield, IL 60093. Certain of these materials may also be found in the proxy statement relating to the Company's 2007 Annual Meeting of Stockholders.

        The information on the Company's website is not, and shall not be deemed to be, a part of this Report or incorporated into any other filings the Company makes with the SEC.

        On May 8, 2006, the Company filed its Annual CEO Certification as required by Section 303A.12 of the New York Stock Exchange Listed Company Manual.

        See also Item 11 for certain information that is incorporated by reference into this Item 10.

Item 11.    Executive Compensation.

        Except for the information relating to the executive officers of, and certain documents adopted by, the Company set forth in Item 10 of this Report and the information regarding equity compensation plans set forth in Item 12 below, the information called for by Items 10-14 is hereby incorporated by reference to the Company's definitive proxy statement for use in connection with its annual meeting of stockholders to be held on April 24, 2007, filed with the SEC in March 2007, and, except as indicated therein, is made a part hereof.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The number of shares to be issued upon exercise or vesting of awards issued under, and the number of shares remaining available for future issuance under, the Company's equity compensation plans at December 31, 2006 were as follows:

Equity Compensation Plan Information

	Number of Shares to be Issued Upon Exercise of Outstanding Options and Vesting of Restricted Stock	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by stockholders	17,763,790	$31.00	144,151,305

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

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

  (b)
  The following exhibits are filed as part of this Report (Exhibit Nos. 10.4 through 10.13, 10.16, 10.17, 10.22, 10.23 and 10.24 are management contracts, compensatory plans or arrangements):
3.1	Articles of Incorporation of the Registrant(1)
3.2	Articles of Amendment to the Articles of Incorporation of the Registrant(1)
3.3	Registrant's Amended and Restated By-Laws(2)
4.1	Indenture between the Registrant and JPMorgan Chase Bank, Trustee, dated as of October 17, 2001(3)
4.2	The Registrant agrees to furnish copies of any instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries that does not exceed 10 percent of the total assets of the Registrant and its consolidated subsidiaries to the Commission upon request.
10.1	Corporate Agreement between Altria Group, Inc. and the Registrant(4)
10.2	Services Agreement between Altria Corporate Services, Inc. and the Registrant (including Exhibits)(5)
10.3	Tax-Sharing Agreement between Altria Group, Inc. and the Registrant(6)
10.4	2001 Kraft Foods Inc. Performance Incentive Plan(4)
10.5	Kraft Foods Inc. 2005 Performance Incentive Plan(19)
10.6	2001 Kraft Foods Inc. Compensation Plan for Non-Employee Directors, as amended(7)
10.7	Kraft Foods Inc. Supplemental Benefits Plan I (including First Amendment adding Supplement A)(6)
10.8	Kraft Foods Inc. Supplemental Benefits Plan II(6)
10.9	Form of Employee Grantor Trust Enrollment Agreement(8)(12)
10.10	The Altria Group, Inc. 1992 Incentive Compensation and Stock Option Plan(9)(12)
10.11	The Altria Group, Inc. 1997 Performance Incentive Plan(10)(12)

10.12	The Altria Group, Inc. 2000 Performance Incentive Plan(11)(12)
10.13	2001 Kraft Foods Inc. Compensation Plan for Non-Employee Directors (Deferred Compensation)(13)
10.14	Pre-Owned Aircraft Purchase and Sales Agreements, between Altria Corporate Services, Inc. and Kraft Foods Aviation, LLC(14)
10.15	Assignment and Consent, among Gulfstream Aerospace Corporation, Altria Corporate Services, Inc., and Kraft Foods Aviation, LLC(15)
10.16	Assignment and consent to assignment by and among Gulfstream Aerospace Corporation, Altria Corporate Services, Inc. and Kraft Foods Aviation, LLC(16)
10.17	Form of Restricted Stock Agreement(17)
10.18	$4.5 Billion 5-Year Revolving Credit Agreement dated as of April 15, 2005(20)
10.19	Purchase and Sale Agreement between Kraft Foods Global, Inc. and Altria Corporate Services, Inc.(21)
10.20	Environmental Agreement between Kraft Foods Global, Inc. and Altria Corporate Services, Inc.(21)
10.21	2006 Stock Compensation Plan for Non-Employee Directors(22)
10.22	Form of Restricted Stock Award Letter(23)
10.23	Master Professional Services Agreement between Kraft Foods Global, Inc. and Electronic Data Systems Services Corporation dated as of April 27, 2006(24)
10.24	Purchase and Sale Agreement between Altria Corporate Services, Inc. and Kraft Foods Global, Inc.(25)
10.25	Assignment and Assumption of Lease among Altria Corporate Services, Inc., Kraft Foods Global, Inc. and 410 Century Associates, L.P.(25)
10.26	Bill of Sale between Altria Corporate Services, Inc. and Kraft Foods Global, Inc.(25)
10.27	Offer of Employment letter between Kraft Foods Inc. and Irene B. Rosenfeld entered into as of June 24, 2006(24)
10.28	Agreement Relating to United Biscuits Southern Europe, dated as of July 8, 2006(26)
10.29	Separation Agreement and General Release between Kraft Foods Inc. and Roger K. Deromedi, dated as of August 31, 2006(27)
10.30	Credit Agreement relating to a EUR 440,000,000 364-Day Term Loan Facility, among Sheffield Investments S.L., UBS Limited and Citibank International Plc., dated as of August 25, 2006(28)
10.31	Guaranty between Kraft Foods Inc. and Citibank International Plc., dated as of August 25, 2006(28)
10.32	Separation Agreement and General Release between Kraft Foods Inc. and David S. Johnson, dated as of October 19, 2006(29)
10.33	Distribution Agreement by and between Altria Group, Inc. and Kraft Foods Inc. dated January 31, 2007(30)
10.34	Form of Restricted Stock Agreement(31)
12	Statements re: computation of ratios(18)
21	Subsidiaries of the Registrant
23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
24	Powers of Attorney

31.1	Certification of the Registrant's Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Registrant's Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Registrant's Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Registrant's Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to the Registrant's Form S-1 filed with the Securities and Exchange Commission on March 16, 2001.

(2)
Incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on December 8, 2004.

(3)
Incorporated by reference to the Registrant's Form S-3 filed with the Securities and Exchange Commission on August 16, 2001.

(4)
Incorporated by reference to the Registrant's Amendment No. 5 to Form S-1 filed with the Securities and Exchange Commission on June 8, 2001.

(5)
Incorporated by reference to the Registrant's Amendment No. 2 to Form S-1 filed with the Securities and Exchange Commission on May 11, 2001.

(6)
Incorporated by reference to the Registrant's Amendment No. 1 to Form S-1 filed with the Securities and Exchange Commission on May 2, 2001.

(7)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(8)
Incorporated by reference to the Annual Report on Form 10-K of Altria Group, Inc. for the year ended December 31, 1995.

(9)
Incorporated by reference to the Annual Report on Form 10-K of Altria Group, Inc. for the year ended December 31, 1997.

(10)
Incorporated by reference to the Proxy Statement of Altria Group, Inc. dated March 10, 1997.

(11)
Incorporated by reference to the Proxy Statement of Altria Group, Inc. dated March 10, 2000.

(12)
Compensation plans maintained by Altria Group, Inc. and its subsidiaries in which officers of the Registrant have historically participated.

(13)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

(14)
Incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on December 20, 2004.

(15)
Incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on December 22, 2004.

(16)
Incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on January 26, 2005.

(17)
Incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on January 28, 2005.

(18)
Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2006.

(19)
Incorporated by reference to the Registrant's Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, filed with the Commission on March 4, 2005.

(20)
Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2005.

(21)
Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2005.

(22)
Incorporated by reference to Exhibit E to the Registrant's Definitive Proxy Statement dated March 10, 2006.

(23)
Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2006.

(24)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(25)
Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2006.

(26)
Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2006.

(27)
Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006.

(28)
Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2006.

(29)
Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2006.

(30)
Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2007.

(31)
Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRAFT FOODS INC.
	By:	/s/ JAMES P. DOLLIVE (James P. Dollive, Executive Vice President and Chief Financial Officer)
Date: March 1, 2007

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature			Title	Date
/s/ IRENE B. ROSENFELD (Irene B. Rosenfeld)			Director and Chief Executive Officer	March 1, 2007
/s/ JAMES P. DOLLIVE (James P. Dollive)			Executive Vice President and Chief Financial Officer	March 1, 2007
/s/ PAMELA E. KING (Pamela E. King)			Senior Vice President and Corporate Controller	March 1, 2007
	*	AJAY BANGA, JAN BENNINK, LOUIS C. CAMILLERI, DINYAR S. DEVITRE, RICHARD LERNER, M.D., JOHN C. POPE, MARY SCHAPIRO, CHARLES R. WALL, DEBORAH C. WRIGHT	Directors
*By:	/s/ JAMES P. DOLLIVE (James P. Dollive, Attorney-in-fact)			March 1, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Kraft Foods Inc.:

        Our audits of the consolidated financial statements, of management's assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated February 5, 2007 appearing in this Annual Report on Form 10-K of Kraft Foods Inc. also included an audit of the financial statement schedule listed in Item 15(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
February 5, 2007

S-1

KRAFT FOODS INC. and SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
for the years ended December 31, 2006, 2005 and 2004
(in millions)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
			(a)	(b)
2006:
Allowance for discounts	$11	$3	$—	$7	$7
Allowance for doubtful accounts	107	12	4	20	103
Allowance for deferred taxes	135	3	1	39	100

	$253	$18	$5	$66	$210

2005:
Allowance for discounts	$12	$31	$—	$32	$11
Allowance for doubtful accounts	134	10	(13)	24	107
Allowance for deferred taxes	115	21	5	6	135

	$261	$62	$(8)	$62	$253

2004:
Allowance for discounts	$12	$31	$—	$31	$12
Allowance for doubtful accounts	130	26	5	27	134
Allowance for deferred taxes	119	7	3	14	115

	$261	$64	$8	$72	$261

Notes:

(a)
Primarily related to divestitures, acquisitions and currency translation.

(b)
Represents charges for which allowances were created.

S-2

QuickLinks

PART I
  Item 1. Business.
Distribution, Competition and Raw Materials
Regulation
Acquisitions and Divestitures
Other Matters
  Item 1A. Risk Factors.
  Item 1B. Unresolved Staff Comments.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Comparison of Five-Year Cumulative Total Return
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
  Item 8. Financial Statements and Supplementary Data.
REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
KRAFT FOODS INC. and SUBSIDIARIES CONSOLIDATED BALANCE SHEETS, at December 31, (in millions of dollars)
KRAFT FOODS INC. and SUBSIDIARIES CONSOLIDATED STATEMENTS of EARNINGS for the years ended December 31, (in millions of dollars, except per share data)
KRAFT FOODS INC. and SUBSIDIARIES NOTES to CONSOLIDATED FINANCIAL STATEMENTS
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures.
  Item 9B. Other Information.
PART III
  Item 10. Directors, Executive Officers and Corporate Governance.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions, and Director Independence.
  Item 14. Principal Accounting Fees and Services.
PART IV
  Item 15. Exhibits and Financial Statement Schedules.
SIGNATURES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE
KRAFT FOODS INC. and SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS for the years ended December 31, 2006, 2005 and 2004 (in millions)