Form 10-Q
period 2007-03-31
KRAFT FOODS INC
filed 2007-05-09
CIK 1103982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 1-16483
Kraft Foods Inc.
(Exact name of registrant as specified in its charter)

Virginia	52-2284372
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Three Lakes Drive, Northfield, Illinois	60093
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (847) 646-2000
Not Applicable
Former name, former address and former fiscal year, if changed since last report
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At April 30, 2007, there were 1,604,112,203 shares of the registrant’s common stock outstanding.

KRAFT FOODS INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Kraft Foods Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS

Cash and cash equivalents	$251	$239
Receivables (less allowances of $88 in 2007 and $84 in 2006)	3,977	3,869
Inventories:
Raw materials	1,584	1,389
Finished product	2,297	2,117

Total inventories	3,881	3,506
Deferred income taxes	394	387
Other current assets	349	253

Total current assets	8,852	8,254

Property, plant and equipment, at cost	17,373	17,050
Less accumulated depreciation	7,749	7,357

Property, plant and equipment — net	9,624	9,693
Goodwill	25,411	25,553
Other intangible assets, net	10,048	10,177
Prepaid pension assets	1,185	1,168
Other assets	694	729

TOTAL ASSETS	$55,814	$55,574

LIABILITIES

Short-term borrowings	$2,046	$1,715
Current portion of long-term debt	1,415	1,418
Due to Altria Group, Inc. and affiliates	449	607
Accounts payable	2,574	2,602
Accrued liabilities:
Marketing	1,582	1,626
Employment costs	526	750
Other	1,676	1,604
Income taxes	159	151

Total current liabilities	10,427	10,473

Long-term debt	7,081	7,081
Deferred income taxes	3,824	3,930
Accrued postretirement health care costs	3,026	3,014
Other liabilities	2,727	2,521

TOTAL LIABILITIES	27,085	27,019

Contingencies (Note 8)

SHAREHOLDERS’ EQUITY
Class A common stock, no par value (1,735,000,000 shares issued in 2007 and 555,000,000 shares issued in 2006)
Class B common stock, no par value (1,180,000,000 shares issued and outstanding in 2006)
Additional paid-in capital	23,292	23,626
Earnings reinvested in the business	11,633	11,128
Accumulated other comprehensive losses (including currency translation of $(722) in 2007 and $(723) in 2006)	(3,013)	(3,069)

	31,912	31,685
Less cost of repurchased stock (100,567,107 Class A shares in 2007 and 99,027,355 Class A shares in 2006)	(3,183)	(3,130)

TOTAL SHAREHOLDERS’ EQUITY	28,729	28,555

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$55,814	$55,574

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended
	March 31,
	2007	2006
Net revenues	$8,586	$8,123
Cost of sales	5,535	5,191

Gross profit	3,051	2,932

Marketing, administration and research costs	1,872	1,708
Asset impairment and exit costs	67	202
(Gains) losses on sales of businesses	(12)	3
Amortization of intangibles	2	2

Operating income	1,122	1,017

Interest and other debt expense, net	64	96

Earnings before income taxes	1,058	921

Provision (benefit) for income taxes	356	(85)

Net earnings	$702	$1,006

Per share data:
Basic earnings per share	$0.43	$0.61

Diluted earnings per share	$0.43	$0.61

Dividends declared	$0.25	$0.23

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
(in millions of dollars, except per share data)
(Unaudited)

				Accumulated Other
				Comprehensive Earnings/(Losses)
	Class		Earnings					Total
	A and B	Additional	Reinvested	Currency			Cost of	Share-
	Common	Paid-in	in the	Translation			Repurchased	holders’
	Stock	Capital	Business	Adjustments	Other	Total	Stock	Equity
Balances, January 1, 2006	$–	$23,835	$9,453	$(1,290)	$(373)	$(1,663)	$(2,032)	$29,593
Comprehensive earnings:
Net earnings	–	–	3,060	–	–	–	–	3,060
Other comprehensive earnings net of income taxes:
Currency translation adjustments	–	–	–	567	–	567	–	567
Additional minimum pension liability	–	–	–	–	78	78	–	78

Total other comprehensive earnings								645

Total comprehensive earnings								3,705

Initial adoption of FASB Statement No. 158, net of income taxes	–	–	–	–	(2,051)	(2,051)	–	(2,051)
Exercise of stock options and issuance of other stock awards	–	(209)	202	–	–	–	152	145
Cash dividends declared ($0.96 per share)	–	–	(1,587)	–	–	–	–	(1,587)
Class A common stock repurchased	–	–	–	–	–	–	(1,250)	(1,250)

Balances, December 31, 2006	–	23,626	11,128	(723)	(2,346)	(3,069)	(3,130)	28,555
Comprehensive earnings:
Net earnings	–	–	702	–	–	–	–	702
Other comprehensive earnings, net of income taxes:
Currency translation adjustments	–	–	–	1	–	1	–	1
Amortization of experience losses and prior service costs	–	–	–	–	53	53	–	53
Change in fair value of derivatives accounted for as hedges	–	–	–	–	2	2	–	2

Total other comprehensive earnings								56

Total comprehensive earnings *								758

Initial adoption of FIN 48 (Note 13)	–	–	213	–	–	–	–	213
Exercise of stock options and issuance of other stock awards	–	(120)	–	–	–	–	133	13
Net settlement of employee stock awards with Altria Group, Inc. (Note 6)	–	(179)	–	–	–	–	–	(179)
Cash dividends declared ($0.25 per share)	–	–	(410)	–	–	–	–	(410)
Class A common stock repurchased	–	–	–	–	–	–	(186)	(186)
Other	–	(35)	–	–	–	–	–	(35)

Balances, March 31, 2007	$–	$23,292	$11,633	$(722)	$(2,291)	$(3,013)	$(3,183)	$28,729

*	Total comprehensive earnings were $1,103 million for the quarter ended March 31, 2006.
See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Three Months Ended
	March 31,
	2007	2006
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net earnings	$702	$1,006
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	220	216
Deferred income tax benefit	(69)	(26)
(Gains) losses on sales of businesses	(12)	3
Asset impairment and exit costs, net of cash paid	31	168
Cash effects of changes, net of the effects from acquired and divested companies:
Receivables, net	(89)	(15)
Inventories	(355)	(294)
Accounts payable	(91)	(243)
Income taxes	(18)	126
Amounts due to Altria Group, Inc. and affiliates	(45)	(216)
Other working capital items	(250)	(247)
Change in pension assets and postretirement liabilities, net	41	(44)
Other	96	46

Net cash provided by operating activities	161	480

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
Capital expenditures	(180)	(185)
Proceeds from sales of businesses	200	88
Other	6	4

Net cash provided (used in) by investing activities	26	(93)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
Net issuance of short-term borrowings	327	288
Long-term debt proceeds	10	11
Long-term debt repaid	(16)	(14)
Increase in amounts due to Altria Group, Inc. and affiliates	83	34
Repurchase of Class A common stock	(190)	(315)
Dividends paid	(409)	(385)
Other	19	(62)

Net cash used in financing activities	(176)	(443)

Effect of exchange rate changes on cash and cash equivalents	1	7

Cash and cash equivalents:
Increase (decrease)	12	(49)
Balance at beginning of period	239	316

Balance at end of period	$251	$267

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
These statements should be read in conjunction with the Company’s consolidated financial statements and related notes, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
On January 31, 2007, the Altria Group, Inc. (“Altria”) Board of Directors announced that Altria would spin off all of its remaining interest (89.0%) in the Company on a pro rata basis to Altria stockholders in a tax-free transaction. Effective as of the close of business on March 30, 2007, the separation of Kraft from Altria and the distribution of all Kraft shares owned by Altria to Altria’s stockholders was completed (the “Distribution”). The Distribution ratio was calculated by dividing the number of Class A common shares of Kraft held by Altria by the number of Altria shares outstanding on the date of record, March 16, 2007. Based on the number of Altria shares outstanding on the date of record, the distribution ratio was 0.692024 shares of Kraft Class A common stock for every share of Altria common stock outstanding. Prior to the Distribution, Altria converted its Class B shares of Kraft common stock, which carried ten votes per share, into Class A shares of Kraft, which carry one vote per share. Following the Distribution, only Class A common shares of Kraft are outstanding and Altria does not own any shares of Kraft.
New Accounting Pronouncement:
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which will be effective for financial statements issued for fiscal years beginning after November 15, 2007. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of this statement is not expected to have a material impact on the Company’s financial statements.
Reclassification:
Classification of certain prior year statement of earnings amounts related to minority interest in earnings have been reclassified into general corporate expenses to conform with the current year’s presentation within marketing, administration and research costs.
Note 2. Asset Impairment, Exit and Implementation Costs:
Restructuring Program:
In January 2004, the Company announced a three-year restructuring program with the objectives of leveraging the Company’s global scale, realigning and lowering its cost structure, and optimizing capacity utilization. In January 2006, the Company announced plans to expand its restructuring efforts through 2008. The entire restructuring program is expected to result in $3.0 billion in pre-tax charges reflecting asset disposals, severance and implementation costs. As part of this program, the Company anticipates the closure of up to 40 facilities and the elimination of approximately 14,000 positions. Approximately $1.9 billion of the $3.0 billion in pre-tax charges are expected to require cash payments. Pre-tax restructuring program charges during 2007 are expected to be approximately $625 million, including $88 million incurred in the first quarter of 2007. Total pre-tax restructuring charges incurred since the inception of the program in January 2004 were $1.7 billion.

During the second quarter of 2006, the Company announced a seven-year, $1.7 billion agreement to receive information technology services from Electronic Data Systems (“EDS”). The agreement, which includes data centers, web hosting, telecommunications and IT workplace services, began on June 1, 2006. The Company reversed pre-tax restructuring costs of $7 million due to lower than anticipated severance costs and incurred implementation costs of $15 million related to the transition for the three months ended March 31, 2007. These amounts were included in the pre-tax restructuring program charges discussed above.
Restructuring Costs:
During the first quarter of 2007 and 2006, pre-tax charges under the restructuring program of $67 million and $92 million, respectively, were recorded as asset impairment and exit costs on the condensed consolidated statements of earnings. The first quarter 2007 pre-tax charges resulted from costs relating to renegotiation of supplier contracts, and the continuation of workforce reduction programs associated with the previously announced closing of 27 plants since January 2004. No plants were closed in the first quarter of 2007. Approximately $54 million of the first quarter 2007 pre-tax charges will require cash payments.
Pre-tax restructuring liability activity for the quarter ended March 31, 2007 was as follows:

		Asset
	Severance	Write-downs	Other	Total
	(in millions)
Liability balance, January 1, 2007	$165	$–	$32	$197
Charges	18	14	35	67
Cash spent	(28)	4	(12)	(36)
Charges against assets	(13)	(18)	–	(31)
Currency	1	–	–	1

Liability balance, March 31, 2007	$143	$–	$55	$198

Severance costs in the above schedule, which relate to the workforce reduction programs, include the cost of related benefits. Specific programs announced since 2004, as part of the overall restructuring program, will result in the elimination of approximately 9,800 positions. At March 31, 2007, approximately 9,000 of these positions have been eliminated. Asset write-downs relate to the impairment of assets caused by the plant closings and related activity. Other costs incurred relate primarily to renegotiation of supplier contracts, the continuation of workforce reduction programs associated with the plant closings and the termination of leasing agreements. Severance costs taken against assets relate to incremental pension costs, which reduce prepaid pension assets.
Implementation Costs:
The Company recorded pre-tax implementation costs of $21 million in the first quarter associated with the restructuring program. These costs include incremental costs related to the closure of facilities and costs related to the EDS transition discussed above. Substantially all implementation costs incurred in 2007 will require cash payments. These costs were recorded on the condensed consolidated statements of earnings as follows:

	For the Three Months Ended
	March 31,
	2007	2006
	(in millions)
Cost of sales	$5	$6
Marketing, administration and research costs	16	7

Total implementation costs	$21	$13

Asset Impairment Charges:
During the first quarter of 2007, the Company sold its hot cereal assets and trademarks for a pre-tax gain of $12 million. The Company incurred a pre-tax asset impairment charge of $69 million in the fourth quarter of 2006 in recognition of the sale. The charge, which included the write-off of a portion of the associated goodwill, and intangible and fixed assets, was recorded as asset impairment and exit costs on the consolidated statement of earnings. During the third quarter of 2006, the Company sold its pet snacks brand and assets and recorded tax expense of $57 million related to the sale. In addition, the Company incurred a pre-tax asset impairment charge of $86 million in the first quarter of 2006 in recognition of the sale. The charge, which included the write-off of a portion of the associated goodwill and intangible and fixed assets, was recorded as asset impairment and exit costs on the condensed consolidated statement of earnings.
During the first quarter of 2007, the Company completed its annual review of goodwill and intangible assets and no charges resulted from this review. During the first quarter of 2006, the Company completed its annual review of goodwill and intangible assets and recorded non-cash pre-tax charges of $24 million related to an intangible asset impairment for biscuits assets in Egypt and hot cereal assets in the United States. These charges were recorded as asset impairment and exit costs on the condensed consolidated statement of earnings.
Total:
The pre-tax asset impairment, exit and implementation costs discussed above, for the three months ended March 31, 2007 and March 31, 2006, were included in the segment operating income of the following segments:

	For the Three Months Ended March 31, 2007
			Total Asset
			Impairment
	Restructuring	Asset	and Exit	Implementation
	Costs	Impairment	Costs	Costs	Total
	(in millions)
North America Beverages	$1	$–	$1	$2	$3
North America Cheese & Foodservice	10	–	10	4	14
North America Convenient Meals	10	–	10	4	14
North America Grocery	3	–	3	2	5
North America Snacks & Cereals	4	–	4	4	8
European Union	34	–	34	3	37
Developing Markets(1)	5	–	5	2	7

Total	$67	$–	$67	$21	$88

	For the Three Months Ended March 31, 2006
			Total Asset
			Impairment
	Restructuring	Asset	and Exit	Implementation
	Costs	Impairment	Costs	Costs	Total
	(in millions)
North America Beverages	$2	$–	$2	$1	$3
North America Cheese & Foodservice	6	–	6	4	10
North America Convenient Meals	17	–	17	–	17
North America Grocery	5	–	5	1	6
North America Snacks & Cereals	5	99	104	1	105
European Union	18	–	18	3	21
Developing Markets(1)	39	11	50	3	53

Total	$92	$110	$202	$13	$215

(1)	This segment was formerly called Developing Markets, Oceania & North Asia

Note 3. Related Party Transactions:
Through the first quarter of 2007, Altria’s subsidiary, Altria Corporate Services, Inc. (“ALCS”), provided the Company with various services, including planning, legal, treasury, auditing, insurance, human resources, office of the secretary, corporate affairs, information technology, aviation and tax services. Billings for these services, which were based on the cost to ALCS to provide such services and a 5% management fee based on wages and benefits, were $19 million and $52 million for the three months ended March 31, 2007 and 2006, respectively.
On March 30, 2007, Kraft entered into a Transition Services Agreement (the “Transition Services Agreement”) with ALCS pursuant to which ALCS will provide select administrative services to Kraft during 2007 to ensure continuity of activity following the Distribution. These services primarily relate to information technology in anticipation of the transition to EDS.
On March 30, 2007, Kraft entered into an Employee Matters Agreement (the “Employee Matters Agreement”) with Altria. The Employee Matters Agreement provides for each company’s respective obligations with regard to employee transfers, equity compensation and other employee benefits matters.
On March 30, 2007, Kraft entered into a Tax Sharing Agreement (the “Tax Sharing Agreement”) with Altria. The Tax Sharing Agreement generally governs Altria’s and Kraft’s respective rights, responsibilities and obligations after the Distribution with respect to taxes attributable to Kraft’s business, as well as any taxes incurred by Altria or Kraft as a result of the failure of the Distribution to qualify for tax-free treatment under Section 355 of the Internal Revenue Code of 1986, as amended.
At March 31, 2007 and 2006, the Company had short-term amounts payable to Altria Group, Inc. of $449 million and $472 million, respectively. The amounts payable to Altria generally include accrued dividends, taxes and service fees. As discussed in Note 6. Stock Plans, the Company reimbursed Altria $179 million for net settlement of employee stock awards. As further discussed in Note 13. Income Taxes, the Company’s federal income taxes payable and federal income tax contingencies were previously recorded as liabilities on the balance sheet of Altria. Upon the Distribution, Altria reimbursed the Company $304 million for these liabilities, comprising approximately $375 million in contingencies for uncertain tax positions, plus interest before taxes of $77 million, and less $148 million of taxes payable at March 30, 2007. Interest on intercompany borrowings is based on the applicable London Interbank Offered Rate. All intercompany accounts were settled within 30 days of the Distribution date of March 30, 2007.
The net amount payable to Altria at March 31, 2007 was as follows:

Accrued dividends	$364
Intercompany cash balances	233
Net settlement of employee stock awards with Altria Group, Inc. (Note 6)	179
Taxes (Note 13)	(304)
Other	(23)

Net payable to Altria	$449

In the first quarter 2007, the Company purchased 1.4 million shares of its Class A common stock at an aggregate cost of $46.5 million from Altria per the provisions of the Distribution agreement. The aggregate cash amount paid by Kraft was based on a per share price of $32.085, which was calculated as the average of the high and the low price of Kraft’s Class A common stock on March 1, 2007.
Also, see Note 13. Income Taxes regarding the impact to the Company of the closure of an Internal Revenue Service review of Altria’s consolidated federal income tax return recorded during the first quarter of 2006.

Note 4. Acquisition:
In September 2006, the Company acquired the Spanish and Portuguese operations of United Biscuits (“UB”) and rights to all Nabisco trademarks in the European Union, Eastern Europe, the Middle East and Africa, which UB has held since 2000, for a total cost of approximately $1.1 billion. For the three months ended March 31, 2007, these businesses contributed net revenues of approximately $97 million.
Note 5. Divestitures:
During the first quarter of 2007, the Company sold its hot cereal assets and trademarks. The aggregate proceeds received from this sale were $200 million, on which the Company recorded a pre-tax gain of $12 million.
During the third quarter of 2006 the Company sold its pet snacks brand and assets. The Company incurred a pre-tax asset impairment charge of $86 million in the first quarter of 2006 in recognition of this sale.
The operating results of the divestitures discussed above, in the aggregate, were not material to the Company’s consolidated financial position, results of operations or cash flows in any of the periods presented.
Note 6. Stock Plans:
At Distribution, as described in Note 1. Accounting Policies, Altria stock awards were modified through the issuance of Kraft stock awards, and accordingly the stock awards were split into two instruments. Holders of Altria stock options received a new Kraft option to acquire shares of Kraft common stock and an adjusted Altria option for the same number of shares of Altria common stock with a reduced exercise price. For each employee stock option outstanding, the aggregate intrinsic value of the option immediately prior to the Distribution was not greater than the aggregate intrinsic value of the option immediately after the Distribution. Holders of Altria restricted stock or stock rights awarded prior to January 31, 2007, retained their existing awards and received restricted stock or stock rights in Kraft common stock. Recipients of Altria stock rights awarded on or after January 31, 2007, did not receive restricted stock or stock rights of Kraft.
Based upon the number of Altria stock awards outstanding at the date of Distribution, the Company issued stock options for approximately 24 million shares of Kraft common stock expiring between 2007 and 2012 at a weighted-average price of $15.75. In addition, the Company issued approximately 3.0 million shares of restricted stock and stock rights, with a market value per restricted share or right of $31.66 on the date of grant. Restrictions on the majority of the stock and rights granted lapse in either the first quarter of 2008 or 2009.
As outlined in Note 3. Related Party Transactions, the Company reimbursed Altria $179 million for net settlement of employee stock awards. Altria reimbursed the Company $240 million for the fair value, using the Black-Scholes option valuation model, of the Kraft stock options received by Altria employees. The Company reimbursed Altria $440 million for the fair value, using the Black-Scholes option valuation model, of the Altria stock options received by Kraft employees. Altria paid $33 million to the Company for the fair value of the Kraft restricted stock or stock rights received by holders of Altria restricted stock or stock rights less the value of projected forfeitures. The Company paid $12 million to Altria for the fair value of restricted stock or stock rights received by holders of Kraft restricted stock or stock rights less the value of projected forfeitures.
The total intrinsic value of Kraft stock options exercised during the three months ended March 31, 2007 was $3.3 million. No stock options were exercised during the three months ended March 31, 2006.
In January 2007, the Company issued approximately 5.2 million shares of restricted stock and stock rights to eligible U.S. and non-U.S. employees. Restrictions on these shares and rights lapse in the first quarter of 2010. The market value per restricted share or right was $34.655 on the date of grant. The total number of restricted shares and rights issued in the first quarter of 2007 was 8.2 million, including those issued as a result of the Distribution.
In the first quarter of 2007, approximately 4.3 million shares of restricted stock and stock rights vested at a market value of $144 million. The grant date fair value per share was $32.23.

Note 7. Earnings Per Share:
Basic and diluted EPS were calculated using the following:

	For the Three Months Ended
	March 31,
	2007	2006
	(in millions)
Net earnings	$702	$1,006

Weighted average shares for basic EPS	1,627	1,657
Plus incremental shares from assumed conversions of stock options, restricted stock and stock rights	9	5

Weighted average shares for diluted EPS	1,636	1,662

For the quarter ended March 31, 2007, the number of Kraft stock options that were excluded from the calculation of weighted average shares for diluted EPS, because their effects were antidilutive, was immaterial. The stock options and stock rights issued on the date of the Distribution did not have a significant effect on the number of the weighted average shares for diluted EPS. For the quarter ended March 31, 2006, all of the Class A common stock options were excluded from the calculation of weighted average shares for diluted EPS because their effects were antidilutive.
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
Third-Party Guarantees: At March 31, 2007, the Company’s third-party guarantees, which are primarily derived from acquisition, divestiture and construction activities, were approximately $25 million, of which approximately $8 million have no specified expiration dates. Substantially all of the remainder expire through 2016, with $1 million expiring by March 31, 2008. The Company is required to perform under these guarantees in the event that a third party fails to make contractual payments or achieve performance measures. The Company has a liability of $19 million on its condensed consolidated balance sheet at March 31, 2007, relating to these guarantees.

Note 9. Goodwill and Other Intangible Assets, Net:
Goodwill by reportable segment was as follows:

	March 31,	December 31,
	2007	2006
	(in millions)
North America Beverages	$1,372	$1,372
North America Cheese & Foodservice	4,205	4,218
North America Convenient Meals	2,166	2,167
North America Grocery	3,045	3,058
North America Snacks & Cereals	8,588	8,696
European Union	4,990	5,004
Developing Markets	1,045	1,038

Total goodwill	$25,411	$25,553

Intangible assets were as follows:

	March 31, 2007		December 31, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in millions)		(in millions)
Non-amortizable intangible assets	$9,943	$–	$10,150	$–
Amortizable intangible assets	156	51	94	67

Total intangible assets	$10,099	$51	$10,244	$67

Non-amortizable intangible assets consist substantially of brand names purchased through the Nabisco and UB acquisitions. Amortizable intangible assets consist primarily of certain trademark licenses and non-compete agreements. During the quarter, the Company reclassified $80 million from non-amortizable to amortizable intangible assets as part of the UB acquisition, wrote off a fully amortized intangible asset for $18 million, and adjusted goodwill by $85 million upon the adoption of FASB Interpretation No. 48 (see Note 13. Income Taxes, for further details). Amortization expense for intangible assets was $2 million for the quarters ended March 31, 2007 and 2006. Amortization expense for each of the next five years is currently estimated to be approximately $10 million or less.
The movement in goodwill and gross carrying amount of intangible assets from December 31, 2006, is as follows:

		Intangible
	Goodwill	Assets
	(in millions)
Balance at December 31, 2006	$25,553	$10,244
Changes due to:
Currency	(12)	5
Sale of business	(45)	(132)
Other	(85)	(18)

Balance at March 31, 2007	$25,411	$10,099

Note 10. Segment Reporting:
The Company manufactures and markets packaged food products, consisting principally of beverages, cheese, snacks, convenient meals and various packaged grocery products. Kraft manages and reports operating results through two commercial units, Kraft North America and Kraft International. Reportable segments for Kraft North America are organized and managed principally by product category. Kraft North America’s segments are North America Beverages; North America Cheese & Foodservice; North America Convenient Meals; North America Grocery; and North America Snacks & Cereals. Kraft International’s operations are organized and managed by geographic location. Kraft International’s segments are European Union and Developing Markets (this segment was formerly called Developing Markets, Oceania & North Asia).

The Company’s management uses segment operating income to evaluate segment performance and allocate resources. Operating income for the reportable segments excludes unallocated general corporate expenses and amortization of intangibles. Management believes it is appropriate to disclose this measure to help investors analyze the business performance and trends of the various business segments. Interest and other debt expense, net, and provision for income taxes are centrally managed and, accordingly, such items are not presented by segment because they are not included in the measure of segment profitability reviewed by management. The Company’s assets, which are principally in the United States and Europe, are managed geographically.
Segment data were as follows:

	For the Three Months Ended
	March 31,
	2007	2006
	(in millions)
Net revenues:
North America Beverages	$826	$795
North America Cheese & Foodservice	1,468	1,469
North America Convenient Meals	1,246	1,214
North America Grocery	623	632
North America Snacks & Cereals	1,539	1,533
European Union	1,750	1,467
Developing Markets	1,134	1,013

Net revenues	$8,586	$8,123

	For the Three Months Ended
	March 31,
	2007	2006
	(in millions)
Earnings before income taxes:
Operating income:
Segment operating income:
North America Beverages	$139	$147
North America Cheese & Foodservice	193	203
North America Convenient Meals	183	200
North America Grocery	200	204
North America Snacks & Cereals	248	142
European Union	118	129
Developing Markets	93	35
Amortization of intangibles	(2)	(2)
General corporate expenses	(50)	(41)

Operating income	1,122	1,017
Interest and other debt expense, net	(64)	(96)

Earnings before income taxes	$1,058	$921

As discussed in Note 2. Asset Impairment, Exit and Implementation Costs, the Company recorded asset impairment, exit and implementation costs of $88 million and $215 million during the first quarter of 2007 and 2006, respectively.
During the first quarter of 2007, the Company sold its hot cereal assets and trademarks and recorded a pre-tax gain of $12 million. This gain is included in the segment operating income of the North America Snacks & Cereals segment.

During the first quarter of 2006, the Company sold a small U.S. biscuit brand, resulting in a pre-tax loss of $2 million. This loss is included in the segment operating income of the North America Snacks & Cereals segment. In addition, the Company sold certain Canadian assets and recorded a pre-tax loss of $1 million. This loss is included in the segment operating income of the North America Grocery segment.
Net revenues by consumer sector, which reflects the separation of Foodservice into sector components, were as follows:

	For the Three Months Ended
	March 31, 2007
	Kraft North	Kraft
	America	International	Total
	(in millions)
Consumer Sector:
Snacks	$1,314	$1,265	$2,579
Beverages	886	970	1,856
Cheese & Dairy	1,190	374	1,564
Grocery	1,008	186	1,194
Convenient Meals	1,304	89	1,393

Total net revenues	$5,702	$2,884	$8,586

	For the Three Months Ended
	March 31, 2006
	Kraft North	Kraft
	America	International	Total
	(in millions)
Consumer Sector:
Snacks	$1,264	$1,008	$2,272
Beverages	854	874	1,728
Cheese & Dairy	1,172	358	1,530
Grocery	1,073	165	1,238
Convenient Meals	1,280	75	1,355

Total net revenues	$5,643	$2,480	$8,123

Note 11. Financial Instruments:
During the quarters ended March 31, 2007 and 2006, ineffectiveness related to cash flow hedges was not material. At March 31, 2007, the Company hedged forecasted commodity and foreign currency transactions for periods not exceeding the next 21 and 57 months, respectively. During the first quarter of 2007, the Company began hedging currency exposure resulting from future cash flows associated with new intercompany loans with foreign affiliates.
Hedging activities affected accumulated other comprehensive earnings (losses), net of income taxes, as follows:

	For the Three Months Ended
	March 31,
	2007	2006
	(in millions)
Loss as of January 1	$(4)	$(4)
Derivative (losses) gains transferred to earnings	(1)	9
Change in fair value	3	(5)

Loss as of March 31	$(2)	$–

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
Pension Plans:
Components of Net Periodic Benefit Cost
Net periodic pension cost consisted of the following for the three months ended March 31, 2007 and 2006:

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended		For the Three Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(in millions)
Service cost	$40	$44	$24	$23
Interest cost	91	89	46	41
Expected return on plan assets	(130)	(125)	(59)	(49)
Amortization:
Net loss from experience differences	36	48	15	17
Prior service cost	2	1	2	2

Net periodic pension cost	$39	$57	$28	$34

Employer Contributions
The Company presently makes, and plans to make, contributions, to the extent that they are tax deductible and do not generate an excise tax liability, to its U.S. and non-U.S. plans. During the first quarter of 2007, $5 million and $40 million of employer contributions were made to U.S. plans and non-U.S. plans, respectively. Currently, the Company anticipates making additional contributions of approximately $11 million during the remainder of 2007 to its U.S. plans and approximately $117 million during the remainder of 2007 to its non-U.S. plans. However, these estimates are subject to change as a result of many factors, including changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or significant changes in interest rates. During the first quarter of 2006, $130 million and $25 million of employer contributions were made to U.S. plans and non-U.S. plans, respectively.
Postretirement Benefit Plans:
Net postretirement health care costs consisted of the following for the three months ended March 31, 2007 and 2006:

	For the Three Months Ended
	March 31,
	2007	2006
	(in millions)
Service cost	$13	$13
Interest cost	46	45
Amortization:
Net loss from experience differences	17	25
Prior service credit	(6)	(6)

Net postretirement health care costs	$70	$77

Note 13. Income Taxes:
The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. The U.S. accounts of the Company were included in the consolidated federal income tax return of Altria. Income taxes were generally computed on a separate company basis. To the extent that foreign tax credits, capital losses and other credits generated by the Company, which could not be utilized on a separate company basis, were utilized in Altria’s consolidated federal income tax return, the benefit was recognized in the calculation of the Company’s provision for income taxes. The Company made payments to, or was reimbursed by, Altria for the tax effects resulting from its inclusion in Altria’s consolidated federal income tax return, including current taxes payable and net changes in tax provisions. Beginning March 31, 2007, Kraft is no longer a member of the Altria consolidated tax return group and Kraft will file its own federal consolidated income tax return.
Prior to the quarter ended March 31, 2007, federal tax contingencies relating to Kraft were carried on the Altria balance sheet and reported in the Altria financial statements. Due to the spin-off at March 30, 2007, federal tax contingencies relating to Kraft were transferred from Altria to Kraft during the first quarter and totaled $375 million. There were no material changes during the quarter due to settlements with tax authorities or due to the expiration of the statute of limitations. Kraft recognizes accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of January 1, 2007, Kraft had $125 million of accrued interest and penalties. The change to accrued interest and penalties during the first quarter was not significant.
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for the Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, (“FIN 48”) which became effective for the Company on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Prior to the implementation of FIN 48, the Company established additional provisions for income taxes when, despite the belief that existing tax positions were fully supportable, there remained certain positions that were likely to be challenged and that may not have been sustained on review by tax authorities. The adoption of FIN 48 resulted in an increase to shareholders’ equity as of January 1, 2007 of $213 million. This increase to shareholders’ equity resulted in a $265 million decrease in the liability for unrecognized tax benefits, comprised of $247 million in tax and $18 million in interest, a reduction in goodwill of $85 million, and an increase to federal and state deferred tax assets of $33 million.
As of January 1, 2007, after the implementation of FIN 48, Kraft’s unrecognized tax benefits were $667 million. If all of these benefits were recognized, the net impact on the effective tax rate would be $530 million. It is expected that the amount of unrecognized tax benefits will increase in the next twelve months in an estimated range of $65-$80 million from a variety of federal, state and foreign uncertain tax positions. The change to Kraft’s unrecognized tax benefits was not significant to the quarter.
The Company is regularly audited by federal, state and foreign tax authorities, and these audits are at various stages at any given time. In the first quarter of 2006, the United States Internal Revenue Service (“IRS”) concluded its examination of Altria’s consolidated federal income tax returns for the years 1996 through 1999 that included Kraft. Consequently, Altria reimbursed the Company in cash for unrequired federal tax reserves of $337 million and pre-tax interest of $46 million ($29 million after-tax). The Company also recognized net state tax reversals of $39 million, resulting in a total net earnings benefit of $405 million or $0.24 per diluted share, in the first quarter of 2006. The U.S. federal statute of limitations remains open for the year 2000 and onward with years 2000 to 2003 currently under examination by the IRS. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include Germany (1999 onward), Brazil (2001 onward), Canada (2001 onward) and Spain (2001 onward). The Company is currently under examination by taxing authorities in various U.S. state and foreign jurisdictions.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Description of the Company
Kraft Foods Inc. (“Kraft”), together with its subsidiaries (collectively referred to as the “Company”), manufactures and markets packaged food products, consisting principally of beverages, cheese, snacks, convenient meals and various packaged grocery products. Kraft manages and reports operating results through two commercial units, Kraft North America and Kraft International. Reportable segments for Kraft North America are organized and managed principally by product category. Kraft International’s operations are organized and managed by geographic location.
On January 31, 2007, the Altria Group, Inc. (“Altria”) Board of Directors announced that Altria would spin off all of its remaining interest (89.0%) in the Company on a pro rata basis to Altria stockholders in a tax-free transaction. Effective as of the close of business on March 30, 2007, the separation of Kraft from Altria and the distribution of all Kraft shares owned by Altria to Altria’s stockholders was completed (the “Distribution”). The Distribution ratio was calculated by dividing the number of Class A common shares of Kraft held by Altria by the number of Altria shares outstanding on the date of record, March 16, 2007. Based on the number of Altria shares outstanding on the date of record, the distribution ratio was 0.692024 shares of Kraft Class A common stock for every share of Altria common stock outstanding. Prior to the Distribution, Altria converted its Class B shares of Kraft common stock, which carry ten votes per share, into Class A shares of Kraft, which carry one vote per share. Following the Distribution, only Class A common shares of Kraft are outstanding and Altria does not own any shares of Kraft.
Executive Summary
The following executive summary is intended to provide significant highlights of the Discussion and Analysis that follows.
Consolidated Operating Results for the Quarter ended March 31, 2007 - The changes in the Company’s net earnings and diluted earnings per share (“EPS”) for the quarter ended March 31, 2007 from the quarter ended March 31, 2006 were due primarily to the following (in millions, except per share data):

	Net	Diluted
	Earnings	EPS
For the quarter ended March 31, 2006	$1,006	$0.61
2007 Asset impairment, exit and implementation costs — restructuring	(56)	(0.03)
2006 Asset impairment, exit and implementation costs — restructuring	74	0.04
2006 Asset impairments — non-restructuring	78	0.05
2007 Gains/(Losses) on sales of businesses	(8)	–
2006 (Gains)/Losses on sales of businesses	2	–
Change in tax rate	(16)	(0.01)
Favorable resolution of the Altria Group, Inc. 1996-1999 IRS Tax Audit	(405)	(0.24)
Shares outstanding	–	0.01
Interest from tax reserve transfers from Altria Group, Inc.	50	0.03
Currency	15	0.01
Operations	(38)	(0.02)

For the quarter ended March 31, 2007	$702	$0.43 *

*	Does not add due to rounding.
See discussion of events affecting the comparability of statement of earnings amounts in the Consolidated Operating Results section of the following Discussion and Analysis.

The favorable net impact of asset impairment, exit and implementation costs on earnings and diluted EPS is due primarily to the following:
Restructuring Program — The Company announced a three-year restructuring program in January 2004. In January 2006, the Company announced plans to expand its restructuring efforts through 2008. During the first quarters of 2007 and 2006, the Company recorded pre-tax charges of $88 million ($56 million after-tax) and $105 million ($74 million after-tax), respectively, for the restructuring plan, including pre-tax implementation costs of $21 million and $13 million, respectively.
Asset Impairment Charges — The Company incurred a pre-tax asset impairment charge of $86 million ($63 million after-tax) million in the first quarter of 2006 in anticipation of the sale of its pet snacks brand and assets. The charge, which included the write-off of a portion of the associated goodwill and intangible and fixed assets, was recorded as asset impairment and exit costs on the condensed consolidated statement of earnings.
In addition, during the first quarter of 2007, the Company completed its annual review of goodwill and intangible assets and no charges resulted from this review. During the first quarter of 2006, the Company completed its annual review of goodwill and intangible assets and recorded non-cash pre-tax charges of $24 million ($15 million after-tax) related to an intangible asset impairment for biscuits assets in Egypt and hot cereal assets in the United States. These charges were recorded as asset impairment and exit costs on the condensed consolidated statement of earnings.
For further details on the restructuring program or asset impairment and implementation costs, see Note 2 to the Condensed Consolidated Financial Statements and the Business Environment section of the following Discussion and Analysis.
Sales of Businesses —The sales of businesses had an unfavorable impact on earnings due primarily to the $8 million after-tax loss on the sale of the Company’s hot cereal assets and trademarks in the first quarter of 2007. This sale resulted in a pre-tax gain of $12 million due to the differing tax bases.
Income Tax Benefit — The 2006 tax benefit reflects a reimbursement from Altria in cash for unrequired federal tax reserves of $337 million and pre-tax interest of $46 million ($29 million after-tax), as well as net state tax reversals of $39 million, due to the conclusion of an audit of Altria Group, Inc.’s consolidated federal income tax returns for the years 1996 through 1999. Income taxes also include a benefit of $19 million in 2007 and $48 million in 2006 from the resolution of outstanding items in the Company’s international operations.
Operations — The $38 million decrease in results from operations was due primarily to the following:
•	Lower income in North America Convenient Meals, reflecting unfavorable net costs, partially offset by favorable volume/mix.

•	Lower income in European Union, reflecting unfavorable costs, net of lower pricing, partially offset by favorable volume/mix.

•	Lower income in North America Beverages, reflecting higher commodity costs and higher marketing, administration, and research costs, partially offset by favorable volume/mix.

•	Lower income in North America Cheese & Foodservice, reflecting higher marketing, administration, and research costs, partially offset by higher net pricing and favorable volume/mix.

•	Lower income in North America Grocery, reflecting unfavorable volume/mix and higher marketing, administration, and research costs, partially offset by higher pricing.

•	Lower income in North America Snacks & Cereals, reflecting the impact of divestitures and higher marketing, administration, and research costs, partially offset by favorable volume/mix and lower commodity costs.
Partially offset by:
•	Higher income in Developing Markets, reflecting favorable volume/mix and higher net pricing, partially offset by higher marketing, administration, and research costs.

For further details, see the Consolidated Operating Results and Operating Results by Business Segment sections of the following Discussion and Analysis.
2007 Forecasted Results — Guidance remains consistent from year-end, when the Company disclosed diluted EPS guidance for 2007 at $1.50 to $1.55. Guidance includes $0.25 per share of charges from the Company’s restructuring program and other impairment charges. The Company currently forecasts its 2007 effective income tax rate to average 35.5%. The factors described in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 represent continuing risks to these forecasts.
Discussion and Analysis
Business Environment
The Company is subject to a number of challenges that may adversely affect its businesses. These challenges, which are discussed below and under the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, include:
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
Fluctuations in commodity costs can lead to retail price volatility and intense price competition, and can influence consumer and trade buying patterns. During the first quarter of 2007, the Company’s commodity costs on average have been higher than those incurred in the first quarter of 2006 (most notably higher coffee and packaging costs, partially offset by lower nut costs). For the first quarter of 2007 the Company’s commodity costs were approximately $100 million higher than the first quarter of 2006.
Restructuring:
In January 2004, the Company announced a three-year restructuring program (which is discussed further in Note 2. Asset Impairment, Exit and Implementation Costs) with the objectives of leveraging the Company’s global scale, realigning and lowering its cost structure, and optimizing capacity utilization. In January 2006, the Company announced plans to expand its restructuring efforts through 2008. The entire restructuring program is expected to result in $3.0 billion in pre-tax charges, the closure of up to 40 facilities, the elimination of approximately 14,000 positions and annualized cost savings at the completion of the program of approximately $1.0 billion. Approximately $1.9 billion of the $3.0 billion in pre-tax charges are expected to require cash payments. Pre-tax restructuring program charges during 2007 are expected to be approximately $625 million. Total pre-tax restructuring program charges incurred in the first quarters of 2007 and 2006, were $88 million and $105 million, respectively. Total pre-tax restructuring charges for the program incurred from January 2004 through March 31, 2007 were $1.7 billion and specific programs announced will result in the elimination of approximately 9,800 positions. Approximately 60% of the pre-tax charges are expected to require cash payments.

In addition, the Company expects to incur approximately $550 million in capital expenditures to implement the restructuring program. From January 2004 through March 31, 2007, the Company spent approximately $258 million in capital, including $13 million spent in the first quarter of 2007, to implement the restructuring program. Cumulative annualized cost savings as a result of the restructuring program were approximately $540 million through 2006, and are anticipated to reach approximately $700 million by the end of 2007, all of which are expected to be used in support of brand-building initiatives. Cost savings as a result of the restructuring program totaled approximately $75 million in the first quarter of 2007, resulting in cumulative savings of approximately $615 million to date.
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
During the third quarter of 2006, the Company acquired the Spanish and Portuguese operations of United Biscuits (“UB”), and rights to all Nabisco trademarks in the European Union, Eastern Europe, the Middle East and Africa, which UB has held since 2000, for a total cost of approximately $1.1 billion. The Spanish and Portuguese operations of UB include its biscuits, dry desserts, canned meats, tomato and fruit juice businesses as well as seven manufacturing facilities and 1,300 employees. From September 2006 to December 31, 2006, these businesses contributed net revenues of approximately $111 million. For the three months ended March 31, 2007, these businesses contributed net revenues of approximately $97 million.
During the first quarter of 2007, the Company sold its hot cereal assets and trademarks. The aggregate proceeds received from this sale were $200 million, on which the Company recorded a pre-tax gain of $12 million.
During the first quarter of 2006, the Company sold certain Canadian assets and a small U.S. biscuit brand, and incurred pre-tax asset impairment charges of $176 million in the fourth quarter of 2005 in recognition of these sales. During the second quarter of 2006, the Company sold its industrial coconut assets. During the third quarter of 2006 the Company sold its pet snacks brand and assets and recorded tax expense of $57 million related to the sale. In addition, the Company incurred a pre-tax asset impairment charge of $86 million in the first quarter of 2006 in recognition of this sale. During the fourth quarter of 2006, the Company sold its rice brand and assets and a U.S. coffee plant. The aggregate proceeds received from these sales were $946 million, on which the Company recorded pre-tax gains of $117 million.
The operating results of the businesses sold, in the aggregate, were not material to the Company’s consolidated financial position, results of operations or cash flows in any of the periods presented.

Consolidated Operating Results

	For the Three Months Ended
	March 31,
	2007	2006
	(in millions, except per share data)

Volume (in pounds)	4,380	4,342

Net revenues	$8,586	$8,123

Operating income:
Segment operating income:
North America Beverages	$139	$147
North America Cheese & Foodservice	193	203
North America Convenient Meals	183	200
North America Grocery	200	204
North America Snacks & Cereals	248	142
European Union	118	129
Developing Markets	93	35
Amortization of intangibles	(2)	(2)
General corporate expenses	(50)	(41)

Operating income	$1,122	$1,017

Net earnings	$702	$1,006

Weighted average shares for diluted earnings per share	1,636	1,662

Diluted earnings per share	$0.43	$0.61

The following events occurred during the first quarter of 2007 and 2006 that affected the comparability of statement of earnings amounts:
•
Income Tax Benefits — In the first quarter of 2006, the United States Internal Revenue Service concluded its examination of Altria Group, Inc.’s consolidated tax returns for the years 1996 through 1999 and issued a final Revenue Agents Report on March 15, 2006. Consequently, Altria reimbursed the Company in cash for unrequired federal tax reserves of $337 million and pre-tax interest of $46 million ($29 million after-tax). The Company also recognized net state tax reversals of $39 million, resulting in a total net earnings benefit of $405 million or $0.24 per diluted share, in the first quarter of 2006.

•
Asset impairment, exit and implementation costs — As discussed in Note 2 to the condensed consolidated financial statements, during the first quarter of 2007 and 2006, the Company recorded $67 million and $92 million of pre-tax exit costs, respectively, and $110 million of pre-tax asset impairment in 2006, on its condensed consolidated statements of earnings. Additionally, during the first quarter of 2007 and 2006, the Company recorded pre-tax implementation costs of $21 million and $13 million, respectively. See Note 2. Asset Impairment, Exit and Implementation Costs for further details of the Company’s restructuring program.

•
Gains on Sales of Businesses — During the first quarter of 2007, the Company sold its hot cereal assets and trademarks and recorded a pre-tax gain of $12 million. This gain is included in the segment operating income of the North America Snacks & Cereals segment. During the first quarter of 2006, the Company sold certain Canadian assets and recorded a pre-tax loss of $1 million. This loss is included in the segment operating income of the North America Grocery segment. In addition, the Company sold a small U.S. biscuit brand, resulting in a pre-tax loss of $2 million. This loss is included in the segment operating income of the North America Snacks & Cereals segment.

As discussed in Note 10. Segment Reporting, the Company’s management uses segment operating income to evaluate segment performance and allocate resources. Operating income for the reportable segments excludes unallocated general corporate expenses and amortization of intangibles. Management believes it is appropriate to disclose this measure to help investors analyze the business performance and trends of the various business segments.
Consolidated Results of Operations for the Three Months Ended March 31, 2007
The following discussion compares consolidated operating results for the three months ended March 31, 2007 with the three months ended March 31, 2006.
Net revenues increased by $463 million (5.7%), due primarily to favorable volume/mix ($269 million), favorable currency ($172 million), the impact of acquisitions ($97 million) and higher pricing, net of increased promotional spending ($18 million), partially offset by the impact of divestitures ($93 million).
Volume increased 0.9%, due primarily to higher shipments in the European Union and Developing Markets and, in North America, higher shipments of cheese, biscuits, ready-to-drink beverages and pizza, partially offset by the impact of divestitures and lower foodservice shipments.
Operating income increased by $105 million (10.3%), due primarily to lower pre-tax charges for asset impairment and exit costs ($135 million, including the 2006 $13 million hot cereal intangible asset impairment in North America and the $11 million intangible asset impairment charge for biscuits assets in Egypt), favorable volume/mix ($118 million), favorable currency ($22 million), the impact of the UB acquisition ($12 million) and the 2007 gain on the sale of the hot cereal brand and assets ($12 million), partially offset by higher marketing, administration and research costs ($104 million), higher costs, net of higher pricing ($45 million), the impact of divestitures ($35 million) and higher implementation costs related to the restructuring program ($8 million).
Currency movements increased net revenues by $172 million and operating income by $22 million. These increases were due primarily to the continuing weakness of the U.S. dollar against the euro.
Interest and other debt expense, net decreased $32 million (33.3%), due primarily to $77 million of pre-tax interest income associated with the transfer of tax reserves from the Altria in 2007, partially offset by $46 million of pre-tax interest income associated with the conclusion of a tax audit at Altria in 2006.
The Company reported an income tax provision of $356 million in 2007 and an income tax benefit of $85 million in 2006. The 2006 tax benefit reflects a reimbursement from Altria in cash for unrequired federal tax reserves of $337 million and net state tax reversals of $39 million, due to the conclusion of an audit of Altria Group, Inc.’s consolidated federal income tax returns for the years 1996 through 1999. Income taxes also include a benefit of $19 million in 2007 and $48 million in 2006 from the resolution of outstanding items in the Company’s international operations. Beginning March 31, 2007, Kraft is no longer a member of the Altria consolidated tax return group and Kraft will file its own federal consolidated income tax return. The Company currently estimates the annual amount of lost tax benefits to be in the range of $50 million to $75 million.
Net earnings of $702 million decreased $304 million (30.2%). Diluted EPS from net earnings, which was $0.43, decreased by 29.5%.
Operating Results by Business Segment
The following discussion compares operating results within each of Kraft’s reportable segments for the three months ended March 31, 2007 with the three months ended March 31, 2006.

	For the Three Months Ended
	March 31,
	2007	2006
	(in millions)
Volume (in pounds):
North America Beverages	755	752
North America Cheese & Foodservice	732	745
North America Convenient Meals	592	603
North America Grocery	438	454
North America Snacks & Cereals	622	654
European Union	601	505
Developing Markets(1)	640	629

Volume (in pounds)	4,380	4,342

Net revenues:
North America Beverages	$826	$795
North America Cheese & Foodservice	1,468	1,469
North America Convenient Meals	1,246	1,214
North America Grocery	623	632
North America Snacks & Cereals	1,539	1,533
European Union	1,750	1,467
Developing Markets(1)	1,134	1,013

Net revenues	$8,586	$8,123

Operating income:
Segment operating income:
North America Beverages	$139	$147
North America Cheese & Foodservice	193	203
North America Convenient Meals	183	200
North America Grocery	200	204
North America Snacks & Cereals	248	142
European Union	118	129
Developing Markets(1)	93	35
Amortization of intangibles	(2)	(2)
General corporate expenses	(50)	(41)

Operating income	$1,122	$1,017

(1)	This segment was formerly called Developing Markets, Oceania & North Asia
North America Beverages. Net revenues increased $31 million (3.9%), due to favorable volume/mix. In coffee, higher commodity-based pricing and favorable mix from premium coffee drove increased net revenues, partially offset by lower mainstream brand coffee shipments. Powdered beverage net revenues increased due to favorable mix from higher single-serve stick beverage shipments. Ready-to-drink beverage net revenues declined due primarily to higher trade spending, partially offset by the impact of higher shipments.
Volume increased 0.4%, due primarily to growth in ready-to-drink beverages and premium coffee, partially offset by lower shipments of powdered beverages and mainstream coffee brands.
Segment operating income decreased $8 million (5.4%), due primarily to unfavorable costs ($19 million, including coffee commodity costs) and higher marketing, administration and research costs ($9 million), partially offset by favorable volume/mix ($18 million).

North America Cheese & Foodservice. Net revenues decreased $1 million (0.1%), due primarily to the impact of divestitures ($6 million), unfavorable volume/mix ($4 million) and unfavorable currency ($2 million), partially offset by higher pricing, net of increased promotional spending ($11 million). In foodservice, net revenues declined due to the discontinuation of certain lower margin product lines, partially offset by higher net pricing. Cheese net revenues increased due to higher shipments of cream cheese, new product introductions and higher net pricing.
Volume decreased by 1.7%, due primarily to the impact of divestitures and the discontinuation of lower margin foodservice product lines, partially offset by higher shipments of cream cheese.
Segment operating income decreased $10 million (4.9%), due primarily to higher marketing, administration and research costs ($17 million) and higher pre-tax charges for asset impairment and exit costs ($4 million), partially offset by higher pricing, net of unfavorable costs ($6 million) and favorable volume/mix ($4 million).
North America Convenient Meals. Net revenues increased $32 million (2.6%), due primarily to favorable volume/mix ($52 million) and higher pricing, net of increased promotional spending ($5 million), partially offset by the impact of the divestiture of the rice brand and assets ($25 million). Dinners net revenues increased due to new macaroni and cheese product introductions, quality improvements in base products and higher net pricing. In pizza, higher shipments and new product introductions also drove higher net revenues. Meats net revenues increased due to higher shipments, including new products, and higher net pricing.
Volume decreased 1.8%, due primarily to the impact of divestitures, partially offset by higher shipments of pizza, macaroni and cheese dinners and meats.
Segment operating income decreased $17 million (8.5%), due primarily to unfavorable costs, net of higher pricing ($21 million), the impact of divestitures ($12 million), higher fixed manufacturing costs ($6 million) and higher implementation costs associated with the restructuring program ($4 million), partially offset by favorable volume/mix ($14 million), lower pre-tax charges for asset impairment and exit costs ($7 million) and lower marketing, administration and research costs ($5 million).
North America Grocery. Net revenues decreased $9 million (1.4%), due primarily to the impact of divestitures ($8 million), unfavorable volume/mix ($6 million) and unfavorable currency ($1 million), partially offset by higher pricing, net of increased promotional spending ($6 million). Pourable salad dressings net revenues declined due to lower shipments from category declines and higher trade spending. In spoonable salad dressings, net revenues increased due primarily to higher net pricing. Net revenues increased in ready-to-eat desserts due to new sugar free product introductions.
Volume decreased 3.5%, due primarily to the impact of divestitures and lower shipments of barbeque sauce and pourable salad dressings, partially offset by higher shipments of marshmallows and ready-to-eat desserts.
Segment operating income decreased $4 million (2.0%), due primarily to unfavorable volume/mix ($5 million) and higher marketing, administration and research costs ($5 million), partially offset by higher pricing, net of unfavorable costs ($3 million) and lower pre-tax charges for asset impairment and exit costs ($2 million).
North America Snacks & Cereals. Net revenues increased $6 million (0.4%), due primarily to favorable volume/mix ($71 million), partially offset by the impact of divestitures ($54 million) and higher promotional spending, net of increased pricing ($11 million). Biscuit net revenues increased due to new product introductions in cookies and crackers, partially offset by lower shipments on certain base cookie brands due to price increases.
Volume decreased 4.9%, due primarily to the impact of divestitures. Excluding divestitures, volume increased 2.8%, due primarily to higher shipments of biscuits and snack nuts, partially offset by lower shipments of cereal.
Segment operating income increased $106 million (74.6%), due primarily to lower pre-tax charges for asset impairment and exit costs ($100 million, including the $86 million asset impairment charge related to the 2006 sale of the pet snacks brand and assets, and the $13 million hot cereal intangible asset impairment), favorable volume/mix ($33 million), favorable costs (including nut commodity costs) and the impact of lower net pricing ($15 million) and gain on sale of hot cereal business in 2007 ($12 million), partially offset by the impact of divestitures ($24 million), higher marketing, administration and research costs ($20 million) and higher fixed manufacturing costs ($9 million).

European Union. Net revenues increased $283 million (19.3%), due primarily to favorable currency ($144 million), the impact of the UB acquisition ($97 million) and favorable volume/mix ($71 million), partially offset by lower net pricing ($29 million). Snacks net revenues increased due primarily to higher biscuits shipments resulting from the UB acquisition, growth in chocolate from new product introductions and higher shipments of premium chocolate and favorable currency. In beverages, net revenues grew due to favorable currency and higher shipments of premium coffee, partially offset by the impact of price competition in mainstream coffee. Grocery and convenient meals net revenues increased due to the impact of the UB acquisition and favorable currency. In cheese & dairy, net revenues increased due to favorable currency and favorable volume/mix, partially offset by lower net pricing.
Volume increased 19.0%, due primarily to the UB acquisition for biscuits, convenient meals and grocery and higher shipments of chocolate. Coffee and cheese & dairy shipments increased slightly.
Segment operating income decreased $11 million (8.5%), due primarily to unfavorable costs, net of lower pricing ($41 million), higher marketing, administration and research costs ($22 million) and higher pre-tax charges for asset impairment and exit costs ($16 million), partially offset by favorable volume/mix ($30 million), favorable currency ($18 million), the impact of acquisitions ($12 million) and lower fixed manufacturing costs ($8 million).
Developing Markets. Net revenues increased $121 million (11.9%), due primarily to favorable volume/mix ($54 million), higher pricing, net of increased promotional spending ($36 million) and favorable currency ($31 million). Snacks net revenues increased due primarily to higher shipments of confectionery and biscuits, higher net pricing and favorable currency in Latin America and favorable volume/mix in Eastern Europe, the Middle East & Africa. Beverage net revenues also increased due to favorable mix, higher net pricing and favorable currency for coffee in Eastern Europe, Middle East & Africa. In grocery and cheese & dairy, net revenues increased slightly. Convenient meals net revenues were flat.
Volume increased 1.7%, due primarily to higher shipments in Eastern Europe, Middle East & Africa and Latin America, partially offset by lower shipments in Asia Pacific.
Segment operating income increased $58 million (100%+), due primarily to lower pre-tax charges for asset impairment and exit costs ($45 million, including the $11 million intangible asset impairment charge for biscuits assets in Egypt in 2006), favorable volume/mix ($24 million), higher pricing, net of unfavorable costs ($12 million) and favorable currency ($5 million), partially offset by higher marketing, administration and research costs ($27 million).
Financial Review
Net Cash Provided by Operating Activities
During the first quarter of 2007, net cash provided by operating activities was $161 million compared with $480 million in the comparable 2006 period. The decrease in operating cash flows is due primarily to the previously discussed tax reimbursement from Altria in 2006, higher inventories and higher receivables from acquisitions, which was partially offset by increases in accounts payable from acquisitions and amounts due to Altria Group, Inc. and affiliates.
Net Cash (Used in) Provided by Investing Activities
One element of the growth strategy of the Company is to strengthen its brand portfolios and/or expand its geographic reach through disciplined programs of selective acquisitions and divestitures. The Company continually reviews potential acquisition candidates and from time to time sells businesses to accelerate the shift in its portfolio toward businesses — whether global, regional or local — that offer the Company a sustainable competitive advantage. The impact of future acquisitions or divestitures could have a material impact on the Company’s cash flows.
During the first quarter of 2007, net cash provided by investing activities was $26 million, compared with net cash used in investing activities of $93 million in the first quarter of 2006. The increase in cash provided by investing activities in the first quarter of 2007 reflects higher cash received from sales of businesses. During the first quarter of 2007, the Company sold its hot cereal assets and trademarks. During the first quarter of 2006, the Company sold certain Canadian assets and a small U.S. biscuit brand.
Capital expenditures for the first quarter of 2007 were $180 million, compared with $185 million in the first quarter of 2006. The Company expects full-year capital expenditures to be flat to 2006 expenditures of $1.2 billion, including capital expenditures required for the restructuring program and systems investment. These expenditures are expected to be funded from operations.

Net Cash Used in Financing Activities
During the first quarter of 2007, net cash used in financing activities was $176 million, compared with $443 million during the first quarter of 2006. The decrease in net cash used in financing activities is due primarily to a decrease in the Company’s Class A common stock share repurchases.
Debt and Liquidity
Debt. The Company’s total debt, including amounts due to Altria and affiliates, was $11.0 billion at March 31, 2007 and $10.8 billion at December 31, 2006. The Company’s debt-to-equity ratio was 0.38 at March 31, 2007 and December 31, 2006. The Company’s debt-to-capitalization ratio was 0.28 at March 31, 2007 and 0.27 at December 31, 2006.
At March 31, 2007 and December 31, 2006, the Company had short-term amounts payable to Altria and affiliates of $449 million and $607 million, respectively. The amount outstanding at March 31, 2007 was settled within 30 days of the Distribution. The amounts payable to Altria generally include accrued dividends, taxes and service fees. At March 31, 2007 it also included the net settlement of employee stock awards, as discussed in Note 6. Stock Plans. Interest on intercompany borrowings is based on the applicable London Interbank Offered Rate. The Company had no long-term amounts payable to Altria and affiliates.
Credit Lines. The Company maintains revolving credit facilities that have historically been used to support the issuance of commercial paper. At March 31, 2007, the Company has a $4.5 billion, multi-year revolving credit facility that expires in April 2010 on which no amounts were drawn.
The Company’s revolving credit facility requires the maintenance of a minimum net worth of $20.0 billion. At March 31, 2007, the Company’s net worth was $28.7 billion. The Company expects to continue to meet this covenant. The revolving credit facility does not include any other financial covenants, any credit rating triggers or any provisions that could require the posting of collateral. The Company expects to refinance long-term and short-term debt from time to time. As approximately $1.4 billion of the Company’s long-term debt matures during the next four months, the Company will evaluate whether and how it will refinance these amounts. The nature and amount of the Company’s long-term and short-term debt and the proportionate amount of each can be expected to vary as a result of future business requirements, market conditions and other factors.
In addition to the above, certain international subsidiaries of Kraft maintain primarily uncommitted credit lines to meet the short-term working capital needs of the international businesses. These credit lines, amounted to approximately $1.4 billion as of March 31, 2007. At March 31, 2007, borrowings on these lines amounted to approximately $500 million.
Guarantees. As discussed in Note 8. Contingencies, at March 31, 2007, the Company had third-party guarantees, which are primarily derived from acquisition, divestiture and construction activities, of approximately $25 million, of which approximately $8 million have no specified expiration dates. Substantially all of the remainder expire through 2016, with $1 million expiring by March 31, 2008. The Company is required to perform under these guarantees in the event that a third party fails to make contractual payments or achieve performance measures. The Company has a liability of $19 million on its condensed consolidated balance sheet at March 31, 2007, relating to these guarantees.
In addition, at March 31, 2007, the Company was contingently liable for $211 million of guarantees related to its own performance. These include surety bonds related to dairy commodity purchases and guarantees related to the payment of custom duties and taxes, and letters of credit.
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

Equity and Dividends
In February 2007, the Company announced that the Board of Directors authorized a stock repurchase plan to replace the existing $2.0 billion share repurchase plan. Under the new plan, the Company may repurchase shares of the Company’s common stock having an aggregate value up to $5.0 billion through March 2009. The new plan became effective immediately following the Distribution. The Company is not obligated to acquire any particular amount of its common stock, and it may be suspended at any time at the Company’s discretion.
In December 2004, the Company commenced repurchasing shares under a two-year $1.5 billion Class A common stock repurchase program authorized by its Board of Directors. In March 2006, the Company completed the program, acquiring 49.1 million Class A shares at an average price of $30.57 per share. In March 2006, the Company’s Board of Directors authorized a share repurchase program to repurchase up to $2.0 billion of the Company’s Class A common stock. During the first quarter of 2006, the Company repurchased 8.5 million shares of its Class A common stock under its $1.5 billion repurchase program at a cost $250 million. In addition, as of March 31, 2006, the Company repurchased 2.0 million shares of its Class A common stock, under its $2.0 billion authority, at an aggregate cost of $62 million, bringing total repurchases for the first quarter of 2006 to 10.5 million shares for $312 million. During the first quarter of 2007, the Company repurchased 4.4 million shares of its Class A common stock under its $2.0 billion repurchase program at a cost of $140 million.
In addition, in March 2007, the Company purchased 1.4 million shares of its Class A common stock at an aggregate cost of $46.5 million from Altria according to the provisions of the Distribution agreement. The aggregate cash amount paid by Kraft was based on a per share price of $32.085, which was calculated as the average of the high and the low price of Kraft’s Class A common stock on March 1, 2007.
As discussed in Note 6. Stock Plans, based upon the number of Altria stock awards outstanding at the date of Distribution, the Company issued stock options for approximately 24 million shares of Kraft common stock expiring between 2007 and 2012 at a weighted-average price of $15.75. In addition, the Company issued approximately 3.0 million shares of restricted stock and stock rights, and the market value per restricted share or right was $31.66 on the date of grant. Restrictions on the majority of the stock and rights granted lapse in either the first quarter of 2008 or 2009.
In January 2007, the Company issued approximately 5.2 million shares of restricted stock and stock rights to eligible U.S. and non-U.S. employees. Restrictions on these shares and rights lapse in the first quarter of 2010. The market value per restricted share or right was $34.655 on the date of grant. The total number of restricted shares and rights issued in the first quarter of 2007 was 8.2 million, including those issued as a result of the Distribution.
Dividends paid in the first quarter of 2007 and 2006 were $409 million and $385 million, respectively, an increase of 6%, reflecting a higher dividend rate in 2007, partially offset by a lower number of shares outstanding as a result of Class A share repurchases. The present annualized dividend rate is $1.00 per common share. The declaration of dividends is subject to the discretion of Kraft’s Board of Directors and will depend on various factors, including the Company’s net earnings, financial condition, cash requirements, future prospects and other factors deemed relevant by Kraft’s Board of Directors.
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
During the three months ended March 31, 2007 and 2006, ineffectiveness related to cash flow hedges was not material. At March 31, 2007, the Company hedged forecasted commodity and foreign currency transactions for periods not exceeding the next 21 and 57 months, respectively. During the first quarter of 2007, the Company began hedging currency exposure resulting from future cash flows associated with new intercompany loans with foreign affiliates.
Foreign exchange rates. The Company uses forward foreign exchange contracts, foreign currency swaps and foreign currency options to mitigate its exposure to changes in exchange rates from third-party and intercompany actual and forecasted transactions. Substantially all of the Company’s derivative financial instruments are effective as hedges. The primary currencies to which the Company is exposed, based on the size and location of its businesses, include the euro, Swiss franc, British pound and Canadian dollar. At March 31, 2007 and December 31, 2006, the Company had forward foreign exchange contracts, foreign currency swaps and foreign exchange options with aggregate notional amounts of $5.1 billion and $2.6 billion, respectively. The effective portion of unrealized gains and losses associated with forward, swap and option contracts is deferred as a component of accumulated other comprehensive earnings (losses) until the underlying hedged transactions are reported on the Company’s consolidated statement of earnings.
Commodities. The Company is exposed to price risk related to forecasted purchases of certain commodities used as raw materials by its businesses. Accordingly, the Company uses commodity forward contracts as cash flow hedges, primarily for coffee, milk, sugar and cocoa. Commodity futures and options are also used to hedge the price of certain commodities, including milk, coffee, cocoa, wheat, corn, sugar and soybean oil. In general, commodity forward contracts qualify for the normal purchase exception under SFAS No. 133 and are, therefore, not subject to the provisions of SFAS No. 133. At March 31, 2007 and December 31, 2006, the Company had net long commodity positions of $611 million and $533 million, respectively. Unrealized gains or losses on net commodity positions were immaterial at March 31, 2007 and December 31, 2006. The effective portion of unrealized gains and losses on commodity futures and option contracts is deferred as a component of accumulated other comprehensive earnings (losses) and is recognized as a component of cost of sales in the Company’s consolidated statement of earnings when the related inventory is sold.
New Accounting Standards
See Notes 1 and 13 to the Condensed Consolidated Financial Statements for a discussion of new accounting standards.
Contingencies
See Note 8. Contingencies and Part II — Other Information, Item 1. Legal Proceedings for a discussion of contingencies.

Forward-Looking Statements
The Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in the Company’s filings with the SEC, in its reports to shareholders and in press releases and investor webcasts. One can identify these forward-looking statements by use of words such as “strategy,” “expects,” “plans,” “anticipates,” “believes,” “will,” “continues,” “estimates,” “intends,” “projects,” “goals,” “targets” and other words of similar meaning. One can also identify them by the fact that they do not relate strictly to historical or current facts. The Company cannot guarantee that any forward-looking statement will be realized, although it believes that it has been prudent in its plans and assumptions. Achievement of future results is subject to risks, uncertainties, and the possibility of inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated, or projected. Investors should bear this in mind as they consider forward-looking statements and whether to invest in or remain invested in the Company’s securities. In connection with the ‘‘safe harbor’’ provisions of the Private Securities Litigation Reform Act of 1995, the Company identifies from time to time important factors that could cause actual results and outcomes to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. These factors include the ones discussed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and the “Business Environment” section in this report preceding the discussion of operating results, as well as other factors discussed in filings made by the Company with the SEC. It is not possible to predict or identify all risk factors. Consequently, the risk factors discussed in this document should not be considered a complete discussion of all potential risks or uncertainties. The Company does not undertake to update any forward-looking statement that it may make from time to time.

Item 4. Controls and Procedures.
a)	Disclosure Controls and Procedures

Management, together with the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

b)	Changes in Internal Control Over Financial Reporting

The Company’s management, together with the Company’s Chief Executive Officer and Chief Financial Officer, determined that there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
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
In October 2002, Mr. Mustapha Gaouar and five other family members (collectively ''the Gaouars’’) filed suit in the Commercial Court of Casablanca against Kraft Foods Maroc and Mr. Omar Berrada claiming damages of approximately $31 million arising from a non-compete undertaking signed by Mr. Gaouar allegedly under duress. The non-compete clause was contained in an agreement concluded in 1986 between Mr. Gaouar and Mr. Berrada acting for himself and for his group of companies, including Les Cafes Ennasr (renamed Kraft Foods Maroc), which was acquired by Kraft Foods International, Inc. from Mr. Berrada in 2001. In June 2003, the court issued a preliminary judgment against Kraft Foods Maroc and Mr. Berrada holding that the Gaouars are entitled to damages for being deprived of the possibility of engaging in coffee roasting from 1986 due to such non-compete undertaking. At that time, the court appointed two experts to assess the amount of damages to be awarded. In December 2003, these experts delivered a report concluding that they could see no evidence of loss suffered by the Gaouars. The Gaouars asked the court that this report be set aside and new court experts be appointed. On April 15, 2004, the court delivered a judgment upholding the defenses of Kraft Foods Maroc and rejecting the claims of the Gaouars. The Gaouars appealed this judgment, and in July 2005, the Court of Appeal gave judgment in favor of Kraft Foods Maroc confirming the decision rendered by the Commercial Court. On November 29, 2005, the Gaouars filed their further appeal to the Moroccan Supreme Court. The Moroccan Supreme Court hearing took place on February 21, 2007. No date has been set for rendering a judgment. As a result, in the event that the Company is ultimately found liable on appeal for damages to plaintiff in this case, the Company believes that it may have claims against Mr. Berrada for recovery of all or a portion of the amount.
Item 1A. Risk Factors.
There were no material changes to the Risk Factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The Company’s share repurchase program activity for each of the three months ended March 31, 2007 was as follows:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number of	Average	Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased (d)	per Share	Programs (b)	Programs (a)
January 1-January 31, 2007	250,000	$35.59	30,496,992	$991,105,664

February 1-February 28, 2007	460,000	$32.78	30,956,992	$976,024,674

March 1-March 31, 2007	3,700,000	$31.40	34,656,992	$–

Pursuant to Publicly Announced Plans or Programs	4,410,000	$31.78

January 1-January 31, 2007 (c)	1,181	$35.64

February 1-February 28, 2007 (c)	1,312,987	$33.89

March 1-March 31, 2007 (c)	9,776	$33.29

For the Quarter Ended March 31, 2007	5,733,944	$32.27

(a)	In February 2007, the Company announced that the Board of Directors authorized a stock repurchase plan to replace the existing $2.0 billion share repurchase plan. Under the new plan, the Company may repurchase shares of the Company’s common stock having an aggregate value up to $5.0 billion through March 2009. The new plan became effective immediately following the Distribution. As such, there was no remaining authority under the $2.0 billion share repurchase plan, and only the new $5.0 billion share repurchase plan authority remained.

(b)	Aggregate number of shares repurchased under the share repurchase programs as of the end of the period presented.

(c)	Shares tendered to the Company by employees who vested in restricted stock and rights, and used shares to pay the related taxes.

(d)	In addition, in March 2007, the Company purchased 1.4 million shares of its Class A common stock at an aggregate cost of $46.5 million from Altria per the provisions of the Distribution. As this repurchase was made under separate authority, it was not included in the share repurchase program table above.

Item 4. Submission of Matters to a Vote of Security Holders.
The Company’s annual meeting of shareholders was held in East Hanover, New Jersey on April 24, 2007. 1,607,679,793 shares of common stock, 98.05% of outstanding shares, were represented in person or by proxy, representing 12,227,679,793 votes, or 99.73% of outstanding votes.
The nine directors listed below were elected to a one-year term expiring in 2007:

	Number of Votes
	For	Withheld
Ajay Banga	12,226,057,616	1,622,177
Jan Bennink	12,225,899,995	1,779,798
Louis C. Camilleri	12,226,798,002	881,791
Mark D. Ketchum	12,227,006,833	672,960
Richard A. Lerner, M.D.	12,227,012,479	667,314
John C. Pope	12,225,435,148	2,244,645
Irene B. Rosenfeld	12,227,005,929	673,864
Mary L. Schapiro	12,226,985,611	694,182
Deborah C. Wright	12,224,934,883	2,744,910
The selection of PricewaterhouseCoopers LLP as independent auditors was ratified: 12,227,131,189 votes in favor, 470,235 votes against and 138,369 shares abstained.

Item 6.	Exhibits.

	4.1	Indenture between Nabisco, Inc. (which was acquired by the Registrant in 2000) and Citibank, N.A., Trustee, dated as of June 5, 1995.

	4.2	Indenture between General Foods Corporation (which was merged into the Registrant in 1989) and Citibank, N.A., Trustee, dated as of June 15, 1981.

	12	Statement regarding computation of ratios of earnings to fixed charges.

	31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of the Registrant’s Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of the Registrant’s Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
KRAFT FOODS INC.
/s/ JAMES P. DOLLIVE
James P. Dollive, Executive Vice President and
Chief Financial Officer
May 9, 2007