Form 10-Q
period 2007-06-30
KRAFT FOODS INC
filed 2007-08-03
CIK 1103982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Registrant’s telephone number, including area code: (847) 646-2000
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At June 30, 2007, there were 1,576,711,404 shares of the registrant’s common stock outstanding.

KRAFT FOODS INC.
In this report, “Kraft,” “we,” “us” and “our” refers to Kraft Foods Inc. and subsidiaries, and “Common Stock” refers to Kraft’s Class A common stock.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Kraft Foods Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS

Cash and cash equivalents	$419	$239
Receivables (less allowances of $86 in 2007 and $84 in 2006)	3,957	3,869
Inventories:
Raw materials	1,634	1,389
Finished product	2,399	2,117

Total inventories	4,033	3,506
Deferred income taxes	393	387
Other current assets	356	253

Total current assets	9,158	8,254

Property, plant and equipment, at cost	17,814	17,050
Less accumulated depreciation	8,012	7,357

Property, plant and equipment – net	9,802	9,693
Goodwill	25,516	25,553
Other intangible assets, net	10,060	10,177
Prepaid pension assets	1,239	1,168
Other assets	720	729

TOTAL ASSETS	$56,495	$55,574

LIABILITIES

Short-term borrowings	$5,016	$1,715
Current portion of long-term debt	416	1,418
Due to Altria Group, Inc. and affiliates	5	607
Accounts payable	2,599	2,602
Accrued liabilities:
Marketing	1,567	1,626
Employment costs	625	750
Dividends payable	394	45
Other	1,416	1,559
Income taxes	228	151

Total current liabilities	12,266	10,473

Long-term debt	7,085	7,081
Deferred income taxes	3,919	3,930
Accrued pension costs	1,009	1,022
Accrued postretirement health care costs	2,905	3,014
Other liabilities	1,835	1,499

TOTAL LIABILITIES	29,019	27,019

Contingencies (Note 8)

SHAREHOLDERS’ EQUITY
Class A common stock, no par value (1,735,000,000 shares issued in 2007 and 555,000,000 shares issued and outstanding in 2006)
Class B common stock, no par value (1,180,000,000 shares issued and outstanding in 2006)
Additional paid-in capital	23,295	23,626
Earnings reinvested in the business	11,945	11,128
Accumulated other comprehensive losses	(2,674)	(3,069)

	32,566	31,685
Less cost of repurchased stock	(5,090)	(3,130)

TOTAL SHAREHOLDERS’ EQUITY	27,476	28,555

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$56,495	$55,574

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net revenues	$9,205	$8,619	$17,791	$16,742
Cost of sales	5,945	5,435	11,480	10,626

Gross profit	3,260	3,184	6,311	6,116

Marketing, administration and research costs	1,969	1,771	3,841	3,479
Asset impairment and exit costs	107	226	174	428
(Gains) losses on sales of businesses	(8)	8	(20)	11
Amortization of intangibles	4	3	6	5

Operating income	1,188	1,176	2,310	2,193

Interest and other debt expense, net	149	147	213	243

Earnings before income taxes	1,039	1,029	2,097	1,950
Provision for income taxes	332	347	688	262

Net earnings	$707	$682	$1,409	$1,688

Per share data:
Basic earnings per share	$0.45	$0.41	$0.88	$1.02

Diluted earnings per share	$0.44	$0.41	$0.87	$1.02

Dividends declared	$0.25	$0.23	$0.50	$0.46

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
(in millions of dollars, except per share data)
(Unaudited)

	Class		Earnings	Accumulated		Total
	A and B	Additional	Reinvested	Other	Cost of	Share-
	Common	Paid-in	in the	Comprehensive	Repurchased	holders’
	Stock	Capital	Business	Earnings (Losses)	Stock	Equity

Balances at January 1, 2006	$–	$23,835	$9,453	$(1,663)	$(2,032)	$29,593
Comprehensive earnings:
Net earnings	–	–	3,060	–	–	3,060
Other comprehensive earnings, net of income taxes	–	–	–	645	–	645

Total comprehensive earnings						3,705

Initial adoption of FASB Statement No. 158, net of income taxes	–	–	–	(2,051)	–	(2,051)
Exercise of stock options and issuance of other stock awards	–	(209)	202	–	152	145
Cash dividends declared ($0.96 per share)	–	–	(1,587)	–	–	(1,587)
Class A common stock repurchased	–	–	–	–	(1,250)	(1,250)

Balances at December 31, 2006	–	23,626	11,128	(3,069)	(3,130)	28,555
Comprehensive earnings:
Net earnings	–	–	1,409	–	–	1,409
Other comprehensive earnings, net of income taxes	–	–	–	395	–	395

Total comprehensive earnings *						1,804

Initial adoption of FIN 48 (Note 14)	–	–	213	–	–	213
Exercise of stock options and issuance of other stock awards	–	(117)	–	–	227	110
Net settlement of employee stock awards with Altria Group, Inc. (Note 6)	–	(179)	–	–	–	(179)
Cash dividends declared ($0.50 per share)	–	–	(805)	–	–	(805)
Class A common stock repurchased	–	–	–	–	(2,187)	(2,187)
Other	–	(35)	–	–	–	(35)

Balances at June 30, 2007	$–	$23,295	$11,945	$(2,674)	$(5,090)	$27,476

*	Total comprehensive earnings were $1,046 million for the quarter ended June 30, 2007, $1,043 million for the quarter ended June 30, 2006 and $2,146 million for the six months ended June 30, 2006.
See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Six Months Ended
	June 30,
	2007	2006
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net earnings	$1,409	$1,688
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	442	433
Deferred income tax benefit	(100)	(56)
(Gains) losses on sales of businesses	(20)	11
Asset impairment and exit costs, net of cash paid	59	325
Cash effects of changes, net of the effects from acquired and divested companies:
Receivables, net	10	(59)
Inventories	(429)	(216)
Accounts payable	(123)	(93)
Income taxes	128	103
Amounts due to Altria Group, Inc. and affiliates	(88)	(202)
Other working capital items	(450)	(442)
Change in pension assets and postretirement liabilities, net	91	14
Other	481	100

Net cash provided by operating activities	1,410	1,606

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
Capital expenditures	(506)	(450)
Proceeds from sales of businesses	203	91
Other	10	63

Net cash used in investing activities	(293)	(296)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
Net issuance of short-term borrowings	3,289	294
Long-term debt proceeds	28	32
Long-term debt repaid	(1,034)	(35)
(Decrease) increase in amounts due to Altria Group, Inc. and affiliates	(149)	35
Repurchase of Common Stock	(2,207)	(633)
Dividends paid	(820)	(769)
Other	(57)	(173)

Net cash used in financing activities	(950)	(1,249)

Effect of exchange rate changes on cash and cash equivalents	13	25

Cash and cash equivalents:
Increase	180	86
Balance at beginning of period	239	316

Balance at end of period	$419	$402

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Accounting Policies:
Basis of Presentation:
Our interim condensed consolidated financial statements are unaudited. We prepared the condensed consolidated financial statements following the requirements of the SEC for interim reporting. As permitted under those rules, a number of footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America have been condensed or omitted. It is management’s opinion that these financial statements include all normal and recurring adjustments necessary for a fair presentation of our financial position and operating results. Net revenues and net earnings for any interim period are not necessarily indicative of annual results.
You should read these statements in conjunction with our consolidated financial statements and related notes in our Annual Report on
Form 10-K for the year ended December 31, 2006.
In the first quarter of 2007, Altria Group, Inc. (“Altria”) spun off its entire interest (89.0%) in Kraft on a pro rata basis to Altria stockholders in a tax-free transaction. Effective as of the close of business on March 30, 2007, all Kraft shares owned by Altria were distributed to Altria’s stockholders, and our separation from Altria was completed (the “Distribution”). Before the Distribution, Altria converted all of its Class B shares of Kraft common stock into Class A shares of Kraft common stock. The Distribution ratio was calculated by dividing the number of shares of Kraft Common Stock held by Altria by the number of Altria shares outstanding on the date of record, March 16, 2007. Based on the calculation, the distribution ratio was 0.692024 shares of Kraft Common Stock for every share of Altria common stock outstanding. Following the Distribution, we only have Class A common stock outstanding.
New Accounting Pronouncements:
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. The provisions are effective for Kraft as of January 1, 2008. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. We are currently evaluating the impact of this statement on our financial position, results of operations and cash flows.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. The provisions are effective for Kraft as of January 1, 2008. This statement permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these instruments in earnings. We are currently evaluating the impact of this statement on our financial position, results of operations and cash flows.
Reclassification:
We reclassified certain prior year statement of earnings amounts, related to minority interest in earnings, from a separate line item into general corporate expenses within marketing, administration and research costs to conform with the current year’s presentation. Additionally, we reclassified certain prior year balance sheet amounts, related to dividends payable, from other accrued liabilities to a separate line item to conform with the current year’s presentation.

Note 2. Asset Impairment, Exit and Implementation Costs:
Restructuring Program
In January 2004, we announced a three-year restructuring program (the “Restructuring Program”) and, in January 2006, extended it through 2008. The objectives of this program are to leverage our global scale, realign and lower our cost structure, and optimize capacity. As part of the Restructuring Program we anticipate:
•	incurring approximately $3.0 billion in pre-tax charges reflecting asset disposals, severance and implementation costs, including approximately $575 million in 2007;
•	closing up to 40 facilities and eliminating approximately 14,000 positions; and
•	using cash to pay for approximately $1.9 billion of the $3.0 billion in charges.
We have incurred $1.9 billion in charges since the inception of the Restructuring Program, including $245 million during the six months ended June 30, 2007.
During the second quarter of 2006, we entered into a seven-year, $1.7 billion agreement to receive information technology services from Electronic Data Systems (“EDS”). On June 1, 2006, Kraft began using EDS’s data centers, and EDS started providing Kraft with web hosting, telecommunications and IT workplace services. In the second quarter of 2007, we reversed $1 million in restructuring costs because our severance costs were lower than originally anticipated, and we incurred implementation costs of $19 million related to the EDS transition. During the six months ended June 30, 2007, we reversed $8 million in restructuring costs because our severance costs were lower than originally anticipated, and we incurred implementation costs of $34 million. These amounts are included in the total Restructuring Program charges discussed above.
Restructuring Costs:
Under the Restructuring Program, we recorded asset impairment and exit costs of $107 million during the three months and $174 million during the six months ended June 30, 2007. We announced the closure of two plants during the first six months of 2007, bringing the facility closures we have announced since the program began to 29. We expect to pay cash for approximately $122 million of the charges that we incurred during the first six months of 2007.
Restructuring liability activity for the six months ended June 30, 2007 was as follows:

		Asset
	Severance	Write-downs	Other	Total
		(in millions)
Liability balance, January 1, 2007	$165	$–	$32	$197
Charges	74	56	44	174
Cash spent	(69)	4	(50)	(115)
Charges against assets	(14)	(60)	–	(74)
Currency	3	–	1	4

Liability balance, June 30, 2007	$159	$–	$27	$186

Severance costs include the cost of benefits received by terminated employees. We expect to eliminate approximately 10,500 positions in connection with programs announced since 2004. As of June 30, 2007, we had eliminated approximately 9,800 of these positions. Severance charges against assets primarily relate to incremental pension costs, which reduce prepaid pension assets. Asset write-downs relate to the impairment of assets caused by plant closings and related activity. We incurred other costs related primarily to the renegotiation of supplier contract costs, workforce reductions associated with the plant closings and the termination of leasing agreements.

Implementation Costs:
We recorded implementation costs associated with the Restructuring Program of $50 million during the three months and $71 million during the six months ended June 30, 2007. These costs include incremental expenses related to the closure of facilities and the EDS transition discussed above. Substantially all implementation costs incurred in 2007 will require cash payments. We recorded these costs on the condensed consolidated statements of earnings as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in millions)		(in millions)
Cost of sales	$25	$5	$30	$11
Marketing, administration and research costs	25	12	41	19

Total implementation costs	$50	$17	$71	$30

Asset Impairment Charges
During the first quarter of 2007, we sold our hot cereal assets and trademarks for a pre-tax gain of $12 million. We previously incurred an asset impairment charge of $69 million in the fourth quarter of 2006 in connection with this sale. The charge included the write-off of a portion of the associated goodwill, intangible assets and property, plant and equipment. We recorded the charge as asset impairment and exit costs on the 2006 consolidated statement of earnings, and no further charges were incurred in 2007.
During the first quarter of 2007, we completed our annual review of goodwill and intangible assets. No impairments resulted from this review.
Total – Asset Impairment, Exit and Implementation Costs
We included the asset impairment, exit and implementation costs discussed above, for the three and six months ended June 30, 2007 and 2006 in segment operating income as follows:

	For the Three Months Ended June 30, 2007
			Total Asset
	Restructuring	Asset	Impairment	Implementation
	Costs	Impairment	and Exit Costs	Costs	Total
			(in millions)
North America Beverages	$6	$–	$6	$2	$8
North America Cheese & Foodservice	31	–	31	14	45
North America Convenient Meals	1	–	1	3	4
North America Grocery	14	–	14	1	15
North America Snacks & Cereals	2	–	2	6	8
European Union	43	–	43	19	62
Developing Markets(1)	10	–	10	5	15

Total	$107	$–	$107	$50	$157

	For the Three Months Ended June 30, 2006
			Total Asset
	Restructuring	Asset	Impairment	Implementation
	Costs	Impairment	and Exit Costs	Costs	Total
	(in millions)
North America Beverages	$7	$–	$7	$3	$10
North America Cheese & Foodservice	60	–	60	(3)	57
North America Convenient Meals	35	–	35	4	39
North America Grocery	8	–	8	3	11
North America Snacks & Cereals	10	–	10	3	13
European Union	81	–	81	6	87
Developing Markets(1)	25	–	25	1	26

Total	$226	$–	$226	$17	$243

	For the Six Months Ended June 30, 2007
			Total Asset
	Restructuring	Asset	Impairment	Implementation
	Costs	Impairment	and Exit Costs	Costs	Total
			(in millions)
North America Beverages	$7	$–	$7	$4	$11
North America Cheese & Foodservice	41	–	41	18	59
North America Convenient Meals	11	–	11	7	18
North America Grocery	17	–	17	3	20
North America Snacks & Cereals	6	–	6	10	16
European Union	77	–	77	22	99
Developing Markets(1)	15	–	15	7	22

Total	$174	$–	$174	$71	$245

	For the Six Months Ended June 30, 2006
			Total Asset
	Restructuring	Asset	Impairment	Implementation
	Costs	Impairment	and Exit Costs	Costs	Total
			(in millions)
North America Beverages	$9	$–	$9	$4	$13
North America Cheese & Foodservice	66	–	66	1	67
North America Convenient Meals	52	–	52	4	56
North America Grocery	13	–	13	4	17
North America Snacks & Cereals	15	99	114	4	118
European Union	99	–	99	9	108
Developing Markets(1)	64	11	75	4	79

Total	$318	$110	$428	$30	$458

(1)	This segment was formerly known as Developing Markets, Oceania & North Asia

Note 3. Transactions with Altria Group, Inc.:
On March 30, 2007, we entered into a post-spin Transition Services Agreement with Altria’s subsidiary, Altria Corporate Services, Inc. (“ALCS”). Under the agreement, ALCS is providing information technology services to Kraft during the EDS transition. In the first quarter of 2007, ALCS provided pre-spin administrative services to us under a separate Corporate Services agreement that expired on March 30, 2007. Billings for all services were $4 million for the three months and $23 million for the six months ended June 30, 2007.
On March 30, 2007, we entered into an Employee Matters Agreement and a Tax Sharing Agreement with Altria. The Employee Matters Agreement sets out each company’s obligations for employee transfers, equity compensation and other employee benefits matters for individuals moving, or who previously moved between companies. The Tax Sharing Agreement identifies Altria’s and Kraft’s rights, responsibilities and obligations with respect to our income taxes following the Distribution. It also places certain restrictions on us, including a 2-year limit on share repurchases of no more than 20% of our Common Stock outstanding at the time of the Distribution.
At March 31, 2007, we had short-term amounts payable to Altria of $449 million, including $364 million of accrued dividends, which we paid in April 2007.
In the first quarter 2007, we repurchased 1.4 million shares of our Common Stock from Altria at a cost of $46.5 million. We paid $32.085 per share, which was the average of the high and the low price of Kraft Common Stock as reported on the NYSE on March 1, 2007. This repurchase was in accordance with the Distribution agreement.
Note 4. Acquisitions:
On July 3, 2007, we announced a binding offer to acquire the global biscuit business of Groupe Danone S.A. (“Groupe Danone”) for €5.3 billion (approximately $7.2 billion) in cash. Groupe Danone’s global biscuit business generated revenues of approximately $2.7 billion during 2006. The transaction is subject to customary closing conditions, including regulatory approval. We expect the transaction to close by the end of 2007.
In September 2006, we acquired the Spanish and Portuguese operations of United Biscuits (“UB”) for approximately $1.1 billion. The non-cash acquisition was financed by our assumption of $541 million of debt issued by the acquired business immediately prior to the acquisition, as well as $530 million of value for the redemption of our outstanding investment in UB, primarily deep-discount securities. As part of the transaction, we also recovered the rights to all Nabisco trademarks in the European Union, Eastern Europe, the Middle East and Africa, which UB had held since 2000. These businesses contributed net revenues of approximately $118 million during the three months and $215 million during the six months ended June 30, 2007.
Note 5. Divestitures:
During the second quarter of 2007, we sold sugar confectionery assets in Romania and related trademarks. During the first quarter of 2007, we sold our hot cereal assets and trademarks. In aggregate, we received $203 million in proceeds, and recorded gains of $20 million on these sales.
The aggregate operating results of these divestitures were not material to our financial statements in any of the periods presented.
Note 6. Stock Plans:
On May 3, 2007, our Board of Directors approved a stock option grant to Irene B. Rosenfeld to recognize her election as our Chairman. Ms. Rosenfeld received 300,000 stock options under the 2005 Performance Incentive Plan, which vest under varying market and service conditions and expire ten years after the grant date.
At Distribution, as described in Note 1, Accounting Policies, Altria stock awards were modified through the issuance of Kraft stock awards, and accordingly the Altria stock awards were split into two instruments. Holders of Altria stock options received: 1) a new Kraft option to acquire shares of Kraft Common Stock; and 2) an adjusted Altria stock option for the same number of shares of Altria common stock previously held, but with a proportionally reduced exercise price. For each employee stock option outstanding, the aggregate intrinsic value immediately before the Distribution was not greater than the aggregate intrinsic value immediately after the Distribution. Holders of Altria restricted stock or stock rights awarded before January 31, 2007, retained their existing awards and received restricted stock or stock rights in Kraft Common Stock. Recipients of Altria restricted stock or stock rights awarded on or after January 31, 2007, did not receive Kraft restricted stock or stock rights because Altria announced the Distribution at that time. We reimbursed Altria $179 million for net settlement of the employee stock awards as detailed below. We determined the fair value of the stock options using the Black-Scholes option valuation model. We adjusted the fair value of the restricted stock and stock rights by the value of projected forfeitures.

Kraft (paid to) received from Altria (in millions):

Kraft stock options received by Altria employees	$240
Altria stock options received by Kraft employees	(440)
Kraft stock awards received by holders of Altria stock awards	33
Altria stock awards received by holders of Kraft stock awards	(12)

Net payment to Altria	$(179)

Based upon the number of Altria stock awards outstanding at Distribution, we granted stock options for approximately 24.1 million shares of Common Stock at a weighted-average price of $15.75. The options expire between 2007 and 2012. In addition, we issued approximately 3.0 million shares of restricted stock and stock rights. The market value per restricted share or right was $31.66 on the date of grant. Restrictions on the majority of these restricted stock and stock rights lapse in the first quarter of either 2008 or 2009.
In January 2007, we issued approximately 5.2 million shares of restricted stock and stock rights to eligible U.S. and non-U.S. employees. Restrictions on these shares and rights lapse in the first quarter of 2010. The market value per restricted share or right was $34.655 on the date of grant. The total number of restricted shares and rights issued in the first quarter of 2007 was 8.2 million, including those issued as a result of the Distribution.
During the six months ended June 30, 2007, approximately 4.4 million shares of restricted stock and stock rights vested at a market value of $148 million.
The total intrinsic value of the 3.2 million Kraft stock options exercised during the second quarter of 2007 was $52.5 million. The total intrinsic value of the 4.0 million Kraft stock options exercised during the first six months of 2007 was $55.8 million.
Note 7. Earnings Per Share:
Basic and diluted EPS were calculated as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in millions, except		(in millions, except
	per share data)		per share data)
Net earnings	$707	$682	$1,409	$1,688

Weighted average shares for basic EPS	1,587	1,647	1,607	1,652
Plus incremental shares from assumed conversions of stock options, restricted stock and stock rights	19	9	16	9

Weighted average shares for diluted EPS	1,606	1,656	1,623	1,661

Basic earnings per share	$0.45	$0.41	$0.88	$1.02

Diluted earnings per share	$0.44	$0.41	$0.87	$1.02

For the three and six months ended June 30, 2007, and the three and six months ended June 30, 2006, we excluded an insignificant number of Kraft stock options from the calculation of weighted average shares for diluted EPS, because they were antidilutive.

Note 8. Contingencies:
Legal Proceedings: We are defendants in a variety of legal proceedings. Plaintiffs in a few of those cases seek substantial damages. We cannot predict with certainty the results of these proceedings. However, we believe that the final outcome of these proceedings will not materially affect our financial results.
Third-Party Guarantees: We have third-party guarantees because of our acquisition, divestiture and construction activities. As part of those transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At June 30, 2007, our third-party guarantees were approximately $27 million, of which approximately $7 million have no specified expiration dates. Substantially all of the remainder expire at various times through 2016. We have a liability of $21 million on our condensed consolidated balance sheet at June 30, 2007, relating to these guarantees.
Note 9. Goodwill and Other Intangible Assets, Net:
Goodwill by reportable segment was as follows:

	June 30,	December 31,
	2007	2006
	(in millions)
North America Beverages	$1,372	$1,372
North America Cheese & Foodservice	4,209	4,218
North America Convenient Meals	2,170	2,167
North America Grocery	3,051	3,058
North America Snacks & Cereals	8,594	8,696
European Union	5,051	5,004
Developing Markets	1,069	1,038

Total goodwill	$25,516	$25,553

Intangible assets were as follows:

	June 30, 2007		December 31, 2006
	Intangible	Accumulated	Intangible	Accumulated
	Assets, at cost	Amortization	Assets, at cost	Amortization
	(in millions)		(in millions)
Non-amortizable intangible assets	$9,955	$–	$10,150	$–
Amortizable intangible assets	160	55	94	67

Total intangible assets	$10,115	$55	$10,244	$67

Non-amortizable intangible assets consist substantially of brand names purchased through the Nabisco and UB acquisitions. Amortizable intangible assets consist primarily of trademark licenses and non-compete agreements. We made the following significant adjustments to goodwill and intangible assets during the six months ended June 30, 2007:
•	completed the purchase price allocation and reclassified $80 million from non-amortizable to amortizable intangible assets as part of the UB acquisition;
•	removed a fully amortized intangible asset for $18 million; and
•	reduced goodwill by $85 million upon the adoption of FIN 48 (see Note 14, Income Taxes, for further details).
Amortization expense for intangible assets was $4 million in the second quarter of 2007 and $6 million in the first six months of 2007. We currently estimate amortization expense for each of the next five years to be approximately $11 million or less.

The movement in goodwill and intangible assets from December 31, 2006 is as follows:

		Intangible
	Goodwill	Assets, at cost
	(in millions)
Balance at December 31, 2006	$25,553	$10,244
Changes due to:
Currency	92	21
Sale of business	(45)	(132)
Other	(84)	(18)

Balance at June 30, 2007	$25,516	$10,115

Note 10. Accumulated Other Comprehensive Losses:
The components of accumulated other comprehensive losses are as follows:

	Accumulated Other
	Comprehensive Earnings (Losses)
	Currency		Derivatives
	Translation	Pension and	Accounted for
	Adjustments	Other Benefits	as Hedges	Total
	(in millions)
Balances at January 1, 2006	$(1,290)	$(369)	$(4)	$(1,663)
Other comprehensive earnings, net of income taxes:
Currency translation adjustments	567	–	–	567
Additional minimum pension liability	–	78	–	78

Total other comprehensive earnings				645

Initial adoption of FASB Statement No. 158, net of income taxes	–	(2,051)	–	(2,051)

Balances at December 31, 2006	(723)	(2,342)	(4)	(3,069)
Other comprehensive earnings, net of income taxes:
Currency translation adjustments	220	(29)	–	191
Amortization of experience losses and prior service costs	–	97	–	97
Valuation update	–	75	–	75
Change in fair value of derivatives accounted for as hedges	–	–	32	32

Total other comprehensive earnings				395

Balances at June 30, 2007	$(503)	$(2,199)	$28	$(2,674)

Note 11. Segment Reporting:
Kraft manufactures and markets packaged food products, including beverages, cheese, snacks, convenient meals and various packaged grocery products. We manage and report operating results through two commercial units, Kraft North America and Kraft International. We manage Kraft North America’s operations by product category, and its reportable segments are North America Beverages; North America Cheese & Foodservice; North America Convenient Meals; North America Grocery; and North America Snacks & Cereals. We manage Kraft International’s operations by geographic location, and its reportable segments are European Union and Developing Markets (formerly known as Developing Markets, Oceania & North Asia).

Management uses segment operating income to evaluate segment performance and allocate resources. Segment operating income excludes unallocated general corporate expenses and amortization of intangibles. Management believes it is appropriate to disclose this measure to help investors analyze segment performance and trends. We centrally manage interest and other debt expense and the provision for income taxes. Accordingly, we do not present these items by segment because they are excluded from the segment profitability measure that management reviews. Our assets are principally located in the U.S. and Europe and are managed geographically.
Segment data were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in millions)		(in millions)
Net revenues:
North America Beverages	$854	$819	$1,680	$1,614
North America Cheese & Foodservice	1,540	1,495	3,008	2,964
North America Convenient Meals	1,274	1,230	2,520	2,444
North America Grocery	776	790	1,399	1,422
North America Snacks & Cereals	1,618	1,611	3,157	3,144
European Union	1,841	1,539	3,591	3,006
Developing Markets	1,302	1,135	2,436	2,148

Net revenues	$9,205	$8,619	$17,791	$16,742

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in millions)		(in millions)
Earnings before income taxes:
Operating income:
Segment operating income:
North America Beverages	$134	$115	$273	$262
North America Cheese & Foodservice	149	179	342	382
North America Convenient Meals	158	185	341	385
North America Grocery	267	294	467	498
North America Snacks & Cereals	266	269	514	411
European Union	125	86	243	215
Developing Markets	136	98	229	133
General corporate expenses	(43)	(47)	(93)	(88)
Amortization of intangibles	(4)	(3)	(6)	(5)

Operating income	1,188	1,176	2,310	2,193
Interest and other debt expense, net	(149)	(147)	(213)	(243)

Earnings before income taxes	$1,039	$1,029	$2,097	$1,950

We recorded asset impairment, exit and implementation costs of $157 million during the three months and $245 million during the six months ended June 30, 2007. Refer to Note 2, Asset Impairment, Exit and Implementation Costs, for a breakout of charges by segment.
During the second quarter of 2007, we sold sugar confectionery assets in Romania and related trademarks and recorded a pre-tax gain of $8 million. We included this gain in the segment operating income of the Developing Markets segment. During the first quarter of 2007, we sold our hot cereal assets and trademarks and recorded a pre-tax gain of $12 million. We included this gain in the segment operating income of the North America Snacks & Cereals segment.

Net revenues by consumer sector, which includes the separation of Foodservice and Kraft International into sector components and Cereals into the Grocery sector, were as follows:

	For the Three Months Ended			For the Three Months Ended
	June 30, 2007			June 30, 2006
	Kraft North	Kraft		Kraft North	Kraft
	America	International	Total	America	International	Total
		(in millions)			(in millions)
Snacks	$1,393	$1,206	$2,599	$1,358	$986	$2,344
Beverages	922	1,147	2,069	890	994	1,884
Cheese & Dairy	1,227	418	1,645	1,171	386	1,557
Grocery	1,181	245	1,426	1,222	204	1,426
Convenient Meals	1,339	127	1,466	1,304	104	1,408

Total net revenues	$6,062	$3,143	$9,205	$5,945	$2,674	$8,619

	For the Six Months Ended			For the Six Months Ended
	June 30, 2007			June 30, 2006
	Kraft North	Kraft		Kraft North	Kraft
	America	International	Total	America	International	Total
		(in millions)			(in millions)
Snacks	$2,707	$2,471	$5,178	$2,622	$1,994	$4,616
Beverages	1,808	2,117	3,925	1,744	1,868	3,612
Cheese & Dairy	2,417	792	3,209	2,343	744	3,087
Grocery	2,189	431	2,620	2,295	369	2,664
Convenient Meals	2,643	216	2,859	2,584	179	2,763

Total net revenues	$11,764	$6,027	$17,791	$11,588	$5,154	$16,742

Note 12. Financial Instruments:
Kraft is exposed to price risk related to forecasted purchases of certain commodities that we primarily use as raw materials. Accordingly, we use commodity forward contracts as cash flow hedges, primarily for coffee, milk, sugar and cocoa. Commodity forward contracts generally qualify for the normal purchase exception under SFAS No. 133 and are, therefore, not subject to its provisions. We also use commodity futures and options to hedge the price of certain commodities, including milk, coffee, cocoa, wheat, corn, sugar and soybean oil. The majority of these derivative instruments are accounted for as effective hedges. We had net long commodity positions of $461 million at June 30, 2007, and $533 million at December 31, 2006. Net unrealized gains on commodity positions were approximately $70 million at June 30, 2007, and were insignificant at December 31, 2006. We defer the effective portion of unrealized gains and losses on commodity futures and option contracts as a component of accumulated other comprehensive earnings (losses). We recognize the deferred portion as a component of cost of sales in our consolidated statement of earnings when the related inventory is sold. Ineffectiveness related to the derivatives that qualify for hedge accounting under SFAS No. 133 was immaterial during the three and six months ended June 30, 2007. For the derivative instruments that did not qualify for hedge accounting under SFAS No. 133, we recognized gains of $10 million during the three months and $16 million during the six months ended June 30, 2007. As of June 30, 2007, we had hedged forecasted commodity transactions for periods not exceeding the next 18 months.
We use various financial instruments to mitigate our exposure to changes in exchange rates from third-party and intercompany actual and forecasted transactions. These instruments include forward foreign exchange contracts, foreign currency swaps and foreign currency options. Substantially all of these derivative instruments are accounted for as effective hedges. Based on the size and location of our businesses, the primary currencies we are exposed to include the euro, Swiss franc, British pound and Canadian dollar. We had forward foreign exchange contracts, foreign currency swaps and foreign exchange options with aggregate notional amounts of $5.7 billion at June 30, 2007, and $2.6 billion at December 31, 2006. Unrealized gains or losses on net foreign currency positions were immaterial at June 30, 2007 and December 31, 2006. We defer the effective portion of unrealized gains and losses associated with forward, swap and option contracts as a component of accumulated other comprehensive earnings (losses) until the underlying hedged transactions are reported on our consolidated statement of earnings. During the first quarter of 2007, we hedged currency exposure related to new longer term intercompany loans with foreign subsidiaries. As of June 30, 2007, we had hedged forecasted foreign currency transactions for periods not exceeding the next 54 months.

Hedging activities affected accumulated other comprehensive earnings (losses), net of income taxes, as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in millions)		(in millions)
Accumulated loss at beginning of period	$(2)	$–	$(4)	$(4)
Transfer of realized (gains) losses in fair value to earnings	(2)	1	(3)	10
Unrealized gain (loss) in fair value	32	(4)	35	(9)

Accumulated gain (loss) at June 30	$28	$(3)	$28	$(3)

Note 13. Benefit Plans:
We sponsor noncontributory defined benefit pension plans covering most U.S. employees. As appropriate, we provide pension coverage for employees of our non-U.S. subsidiaries through separate plans. Local statutory requirements govern many of these plans. In addition, our U.S. and Canadian subsidiaries provide health care and other benefits to most retired employees. Local government plans generally cover health care benefits for retirees outside the U.S. and Canada.
Pension Plans:
Components of Net Periodic Pension Cost
Net periodic pension cost consisted of the following for the three and six months ended June 30, 2007 and 2006:

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended		For the Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(in millions)
Service cost	$39	$41	$24	$23
Interest cost	91	88	47	42
Expected return on plan assets	(132)	(127)	(61)	(50)
Amortization:
Net loss from experience differences	34	51	17	17
Prior service cost	1	2	2	2
Other expense	34	–	–	–

Net periodic pension cost	$67	$55	$29	$34

	U.S. Plans		Non-U.S. Plans
	For the Six Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(in millions)
Service cost	$79	$85	$48	$46
Interest cost	182	177	93	83
Expected return on plan assets	(262)	(252)	(120)	(99)
Amortization:
Net loss from experience differences	70	99	32	34
Prior service cost	3	3	4	4
Other expense	34	–	–	–

Net periodic pension cost	$106	$112	$57	$68

During the second quarter of 2007, employees left Kraft under workforce reduction programs, resulting in settlement losses of $15 million for the U.S. plans. In addition, retiring employees elected lump-sum payments, resulting in settlement losses of $19 million in the second quarter of 2007. These costs are included in other expense, above.
Employer Contributions
We make contributions to our U.S. and non-U.S. pension plans to the extent that they are tax deductible and do not generate an excise tax liability. During the six months ended June 30, 2007, we contributed $10 million to our U.S. plans and $75 million to our non-U.S. plans. We currently plan to make additional contributions of approximately $6 million to our U.S. plans and approximately $82 million to our non-U.S. plans during the remainder of 2007. However, our actual contributions may be different due to many factors. Those factors include changes in tax and other benefit laws, pension asset performance that differs significantly from the expected performance, or significant changes in interest rates.
Postretirement Benefit Plans:
Net postretirement health care costs consisted of the following for the three and six months ended June 30, 2007 and 2006:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in millions)		(in millions)
Service cost	$11	$12	$24	$25
Interest cost	42	42	88	87
Amortization:
Net loss from experience differences	12	16	29	41
Prior service credit	(7)	(7)	(13)	(13)

Net postretirement health care costs	$58	$63	$128	$140

Postemployment Benefit Plans:
Net postemployment costs consisted of the following for the three and six months ended June 30, 2007 and 2006:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in millions)		(in millions)
Service cost	$1	$2	$2	$3
Interest cost	2	1	3	2
Amortization of unrecognized net gains	1	(2)	(1)	(4)
Other expense	11	68	59	116

Net postemployment costs	$15	$69	$63	$117

As previously discussed in Note 2, Asset Impairment, Exit and Implementation Costs, we announced several workforce reduction programs as part of the Restructuring Program. The cost of these programs was $11 million during the three months and $59 million during the six months ended June 30, 2007. These costs are included in other expense, above.

Note 14. Income Taxes:
Kraft accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Prior to the Distribution, Altria included our U.S. accounts in its consolidated federal income tax return, and we generally computed income taxes on a separate company basis. However, some of our foreign tax credits, capital losses and other credits could not be used on a separate company basis. To the extent that Altria used our foreign tax credits and other tax benefits in its consolidated federal income tax return, we recognized the benefit in the calculation of our provision for income taxes. We made payments to, or were reimbursed by, Altria for the tax effects resulting from being included in Altria’s tax return, including current taxes payable and net changes in tax provisions. As of March 31, 2007, we are no longer a member of the Altria consolidated tax return group and will file our own federal consolidated income tax return. Altria also previously carried our federal tax contingencies on its balance sheet and reported them in its financial statements. As a result of the Distribution, Altria transferred our federal tax contingencies of $375 million to our balance sheet and related interest income of $77 million at the end of the first quarter of 2007. During the quarter, Altria paid us $305 million for the federal tax contingencies held by them, less the impact of federal reserves reversed due to the adoption of FASB Interpretation No. 48. This amount is reflected within “other” in the operating activities section of the condensed consolidated statement of cash flows.
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for the Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). The provisions of FIN 48 became effective for us as of January 1, 2007. FIN 48 clarifies when tax benefits should be recorded in the financial statements and provides measurement criteria for valuing such benefits. In order for us to recognize benefits, our tax position must be more-likely-than-not to be sustained upon audit. The amount we recognize is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Before the implementation of FIN 48, we established additional provisions for certain positions that were likely to be challenged even though we believe that those existing tax positions were fully supportable. The adoption of FIN 48 resulted in an increase to shareholders’ equity as of January 1, 2007 of $213 million and resulted from:
•	a $265 million decrease in the liability for unrecognized tax benefits, comprised of $247 million in tax and $18 million in interest;
•	a reduction in goodwill of $85 million; and
•	an increase to federal and state deferred tax assets of $33 million.
As of January 1, 2007, after the implementation of FIN 48, our unrecognized tax benefits were $667 million. If we had recognized all of these benefits, the net impact on our effective tax rate would have been $530 million. There were no material changes due to settlements with tax authorities or the expiration of the statute of limitations during the six months ended June 30, 2007. As a result, the change in our unrecognized tax benefits during the six months ended June 30, 2007 was insignificant. We expect that the amount of unrecognized tax benefits will increase by approximately $65-$80 million from a variety of federal, state and foreign tax positions during the next 12 months. We include accrued interest and penalties related to uncertain tax positions in our tax provision. As of January 1, 2007, we had $125 million of accrued interest and penalties. The change in accrued interest and penalties during the six months ended June 30, 2007 was insignificant.
We are regularly examined by various federal, state and foreign tax authorities. The U.S. federal statute of limitations remains open for the year 2000 and onward, with years 2000 through 2003 currently under examination by the IRS. Taxing authorities in various U.S. state and foreign jurisdictions are currently examining us. U.S. state and foreign jurisdictions have statutes of limitations generally ranging from 3 to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include Germany (1999 onward), Brazil (2001 onward), Canada (2001 onward) and Spain (2001 onward).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Description of the Company
Kraft manufactures and markets packaged food products, including beverages, cheese, snacks, convenient meals and various packaged grocery products. We manage and report operating results through two commercial units, Kraft North America and Kraft International. We manage Kraft North America’s operations by product category, and Kraft International’s operations by geographic location.
In the first quarter of 2007, Altria Group, Inc. (“Altria”) spun off its entire interest (89.0%) in Kraft on a pro rata basis to Altria stockholders in a tax-free transaction. Effective as of the close of business on March 30, 2007, all Kraft shares owned by Altria were distributed to Altria’s stockholders, and our separation from Altria was completed (the “Distribution”). Before the Distribution, Altria converted its Class B shares of Kraft common stock into Class A shares of our common stock. The Distribution ratio was calculated by dividing the number of shares of Kraft Common Stock held by Altria by the number of Altria shares outstanding on the date of record, March 16, 2007. Based on the calculation, the Distribution ratio was 0.692024 shares of Kraft Common Stock for every share of Altria common stock outstanding. Following the Distribution, we only have Class A common stock outstanding.

Executive Summary
The following executive summary provides significant highlights of the Discussion and Analysis that follows.
•	Net revenues in the second quarter of 2007 increased 6.8% to $9.2 billion and increased 6.3% to $17.8 billion in the first six months of 2007.

•	Diluted EPS in the second quarter of 2007 increased 7.3% to $0.44 and decreased 14.7% to $0.87 in the first six months of 2007.

•	On July 3, 2007, we announced a binding offer to acquire the global biscuit business of Groupe Danone S.A. for €5.3 billion (approximately $7.2 billion) in cash. The transaction is subject to customary closing conditions, including regulatory approval, and we expect it to close by the end of 2007.

•	We recorded Restructuring Program charges of $157 million during the three months and $245 million during the six months ended June 30, 2007.

•	A new $5.0 billion, two-year share repurchase plan went into effect immediately following the Distribution. During the second quarter of 2007, we repurchased 60.7 million shares of our Common Stock for approximately $2.0 billion.
Discussion and Analysis
The following table shows the significant changes in our net earnings and diluted EPS between the three months ended June 30, 2007 and 2006, and between the six months ended June 30, 2007 and 2006 (in millions, except per share data):

	For the Three Months Ended		For the Six Months Ended
	Net	Diluted	Net	Diluted
	Earnings	EPS	Earnings	EPS

June 30, 2006	$682	$0.41	$1,688	$1.02
2007 Gains (losses) on sales of businesses	6	–	(2)	–
2006 (Gains) losses on sales of businesses	8	–	10	0.01
2007 Restructuring Program	(101)	(0.06)	(157)	(0.10)
2006 Restructuring Program	162	0.10	236	0.14
2006 Asset impairment charges	–	–	78	0.05
Change in tax rate	11	0.01	(4)	–
Interest from tax reserve transfers from Altria Group, Inc.	–	–	50	0.03
Favorable resolution of the Altria Group, Inc. 1996-1999 IRS Tax Audit	–	–	(405)	(0.24)
Shares outstanding	–	0.02	–	0.02
Operations	(61)	(0.04)	(85)	(0.06)

June 30, 2007	$707	$0.44	$1,409	$0.87

See below for a discussion of those events affecting comparability and a discussion of operating results.
Acquisitions and Dispositions
On July 3, 2007, we announced a binding offer to acquire the global biscuit business of Groupe Danone S.A. (“Groupe Danone”) for €5.3 billion (approximately $7.2 billion) in cash. Groupe Danone’s global biscuit business generated revenues of approximately $2.7 billion during 2006. The transaction is subject to customary closing conditions, including regulatory approval. We expect it to close by the end of 2007.

In September 2006, we acquired the Spanish and Portuguese operations of United Biscuits (“UB”) for approximately $1.1 billion. The non-cash acquisition was financed by our assumption of $541 million of debt issued by the acquired business immediately prior to the acquisition, as well as $530 million of value for the redemption of our outstanding investment in UB, primarily deep-discount securities. As part of the transaction, we also recovered the rights to all Nabisco trademarks in the European Union, Eastern Europe, the Middle East and Africa, which UB had held since 2000. The Spanish and Portuguese operations of UB include its biscuits, dry desserts, canned meats, tomato and fruit juice businesses. The operations also include seven manufacturing facilities and 1,300 employees. These businesses contributed net revenues of approximately $118 million during the three months and $215 million during the six months ended June 30, 2007.
During the second quarter of 2007, we sold sugar confectionery assets in Romania and related trademarks. During the first quarter of 2007, we sold our hot cereal assets and trademarks. In aggregate, we received $203 million in proceeds, and recorded pre-tax gains of $20 million on these sales. We recorded an after tax loss of $8 million on the hot cereal assets and trademarks sale due to the differing tax bases.
In 2006, we received $946 million in proceeds, and recorded gains of $117 million on the following sales. During the first quarter of 2006, we sold certain Canadian assets and a small U.S. biscuit brand. We incurred asset impairment charges of $176 million in the fourth quarter of 2005 in recognition of these sales. During the second quarter of 2006, we sold our industrial coconut assets. During the third quarter of 2006, we sold our pet snacks brand and assets and recorded tax expense of $57 million related to the sale. In addition, we incurred an asset impairment charge of $86 million in the first quarter of 2006 in connection with this sale. During the fourth quarter of 2006, we sold our rice brand and assets and a U.S. coffee plant.
The aggregate operating results of the businesses sold were not material to our financial statements in any of the periods presented.
Restructuring Program
In January 2004, we announced a three-year restructuring program (the “Restructuring Program”) and, in January 2006, extended it through 2008. The objectives of this program are to leverage our global scale, realign and lower our cost structure, and optimize capacity. As part of the Restructuring Program we anticipate:
•	incurring approximately $3.0 billion in pre-tax charges reflecting asset disposals, severance and implementation costs, including approximately $575 million of the charges during 2007;
•	closing up to 40 facilities and eliminating approximately 14,000 positions; and
•	using cash to pay for approximately $1.9 billion of the $3.0 billion in charges.
We incurred charges under the Restructuring Program of $157 million during the three months and $245 million during the six months ended June 30, 2007, and $243 million during the three months and $348 million during the six months ended June 30, 2006. In total, we have incurred $1.9 billion in charges since the inception of the Restructuring Program. We expect to pay cash for approximately 60% of the charges. In connection with severance programs announced since 2004, we expect to eliminate approximately 10,500 positions. As of June 30, 2007, we had eliminated approximately 9,800 of these positions.
In addition, we expect to spend approximately $550 million in capital to implement the Restructuring Program. We have spent $300 million in capital since the inception of the Restructuring Program, including $55 million spent in the first six months of 2007. Cumulative annualized cost savings resulting from the Restructuring Program were approximately $540 million through 2006. Cost savings totaled approximately $120 million in the first six months of 2007, resulting in cumulative annualized savings under the Restructuring Program of approximately $660 million to date. We expect these savings to reach approximately $725 million by the end of 2007. Refer to Note 2, Asset Impairment, Exit and Implementation Costs, for further details of our Restructuring Program.
Asset Impairment Charges
During the first quarter of 2007, we completed our annual review of goodwill and intangible assets. No impairments resulted from this review. During the first quarter of 2006, we completed our annual review of goodwill and intangible assets and recorded a $24 million non-cash charge for impairment of biscuits assets in Egypt and hot cereal assets in the U.S. We recorded these charges as asset impairment and exit costs on the condensed consolidated statement of earnings.

During the first quarter of 2007, we sold our hot cereal assets and trademarks for a pre-tax gain of $12 million. We previously incurred an asset impairment charge of $69 million in the fourth quarter of 2006 in connection with this sale. The charge included the write-off of a portion of the associated goodwill, intangible assets and property, plant and equipment. We recorded the charge as asset impairment and exit costs on the 2006 consolidated statement of earnings, and no further charges were incurred in 2007. In the first quarter of 2006, we incurred an asset impairment charge of $86 million in anticipation of the pet snacks brand and assets sale. The charge included the write-off of a portion of the associated goodwill, intangible assets and property, plant and equipment. We recorded aggregate asset impairment charges in the first quarter of 2006 amounting to $110 million or $0.05 per diluted share.
Provision for Income Taxes
Our tax rate was 32.0% in the second quarter of 2007 and 32.8% in the first six months of 2007. Our provision for income taxes includes a net benefit of $19 million in the second quarter of 2007 primarily resulting from the resolution of outstanding items in our international operations and various state jurisdictions. For the first six months of 2007, the provision includes a net tax benefit of $8 million primarily resulting from the second quarter resolutions, partially offset by tax costs associated with the sale of our hot cereal assets and trademarks.
As discussed in Note 14, Income Taxes, Altria transferred our federal tax contingencies of $375 million to our balance sheet and related interest income of $77 million at the end of the first quarter of 2007, as a result of the Distribution (or $0.03 per diluted share). Following the Distribution, we are no longer a member of the Altria consolidated tax return group, and we will file our own federal consolidated income tax return. As a result of filing separately, we currently estimate the annual amount of lost tax benefits to be in the range of $50 million to $75 million.
In the first quarter of 2006, the IRS concluded its examination of Altria’s consolidated tax returns for the years 1996 through 1999. The IRS issued a final Revenue Agents Report on March 15, 2006. Consequently, Altria reimbursed us $337 million for federal tax reserves that were no longer necessary and $46 million for interest ($29 million net of tax). We also recognized net state tax reversals of $39 million, for a total tax provision benefit of $376 million ($337 million federal plus $39 million state). The total benefit to net earnings that we recognized in the first quarter of 2006 due to the IRS settlement was $405 million, or $0.24 per diluted share.
Consolidated Results of Operations
The following discussion compares our consolidated results of operations for the three months ended June 30, 2007 and 2006, as well as the six months ended June 30, 2007 and 2006.
Many factors impact the timing of sales to our customers. These factors include, among others, the timing of holidays and other annual or special events, seasonality, significant weather conditions, timing of our own or customer incentive programs and pricing actions, customer inventory programs, our initiatives to improve supply chain efficiency, the financial condition of our customers and general economic conditions. For instance, changes in the timing of the Easter holiday will often affect first and second quarter comparisons with the prior year.

	For the Three Months Ended
	June 30,
	2007	2006	$ change	% change
	(in millions, except per share data)

Net revenues	$9,205	$8,619	$586	6.8%

Operating income	1,188	1,176	12	1.0%

Net earnings	$707	$682	25	3.7%

Weighted average shares for diluted earnings per share	1,606	1,656

Diluted earnings per share	$0.44	$0.41

	For the Six Months Ended
	June 30,
	2007	2006	$ change	% change
	(in millions, except per share data)

Net revenues	$17,791	$16,742	$1,049	6.3%

Operating income	2,310	2,193	117	5.3%

Net earnings	$1,409	$1,688	(279)	(16.5%	)

Weighted average shares for diluted earnings per share	1,623	1,661

Diluted earnings per share	$0.87	$1.02

Three Months Ended June 30:
Net Revenues - Net revenues increased $586 million (6.8%), due to favorable mix (3.1 pp), favorable currency (2.2 pp), higher pricing, net of increased promotional spending (1.7 pp) and the impact of acquisitions (1.4 pp), partially offset by the impact of divestitures (0.9 pp) and lower volume (0.7 pp). Currency movements increased net revenues by $190 million due primarily to the continuing weakness of the U.S. dollar against the euro. Total volume decreased 0.2%, resulting from declines in all North American segments due primarily to the impact of divestitures and declines in ready to drink beverages, partially offset by higher shipments in European Union and Developing Markets.
Operating Income - Operating income increased $12 million (1.0%), due primarily to favorable volume/mix ($93 million), and lower Restructuring Program charges ($86 million), partially offset by higher marketing, administration and research costs ($138 million, including higher marketing support), and higher total manufacturing costs, including higher commodity costs, net of the impact of higher pricing ($43 million). Currency movements increased operating income by $17 million due primarily to the continuing weakness of the U.S. dollar against the euro.
Net Earnings - Net earnings of $707 million increased by $25 million (3.7%) driven by a favorable tax rate and operating income increases.
Earnings per Share - Second quarter 2007 diluted earnings per share were $0.44, up 7.3% from $0.41 in 2006. During second quarter 2007, we incurred $0.06 per diluted share ($157 million before taxes) in Restructuring Program costs as compared to $0.10 per diluted share ($243 million before taxes) in the second quarter of 2006.
Six Months Ended June 30:
Net Revenues - Net revenues increased $1,049 million (6.3%), due primarily to favorable mix (2.7 pp), favorable currency (2.1 pp), the impact of acquisitions (1.3 pp) and higher pricing, net of increased promotional spending (1.0 pp), partially offset by the impact of divestitures (1.0 pp). Currency movements increased net revenues by $362 million due primarily to the continuing weakness of the U.S. dollar against the euro. Total volume increased 0.3%, driven by higher shipments in the European Union and Developing Markets, partially offset by lower volume in all North American segments due primarily to the impact of divestitures and declines in ready to drink beverages.
Operating Income - Operating income increased $117 million (5.3%), due primarily to favorable volume/mix ($210 million), 2006 asset impairment charges related to the divested pet snacks and hot cereal assets and trademarks and biscuits assets in Egypt ($110 million), and lower Restructuring Program charges ($103 million), partially offset by higher marketing, administration and research costs ($257 million, including higher marketing support), and higher total manufacturing costs, including higher commodity costs, net of the impact of higher pricing ($77 million). Currency movements increased operating income by $39 million due primarily to the continuing weakness of the U.S. dollar against the euro.
Net Earnings - Net earnings of $1,409 million decreased by $279 million (16.5%) primarily due to a favorable tax rate in 2006 from a significant tax resolution.

Earnings per Share - In the first six months of 2007 diluted earnings per share were $0.87, down 14.7% from $1.02 in 2006. During the first six months of 2007, we incurred $0.10 per diluted share ($245 million before taxes) in Restructuring Program costs as compared to $0.14 per diluted share ($348 million before taxes) in the first six months of 2006. Due to the Distribution, we recognized interest income of $0.03 per diluted share ($77 million before taxes) from tax reserve transfers from Altria. In the first quarter of 2006, we benefited from favorable federal and state tax resolutions amounting to $405 million, or $0.24 per diluted share. Additionally, we recorded asset impairment charges in the first quarter of 2006 amounting to $110 million or $0.05 per diluted share.
Results of Operations by Business Segment
The following discussion compares the operating results of each of our reportable segments for the three months ended June 30, 2007 and 2006, and also compares the six months ended June 30, 2007 and 2006.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in millions)		(in millions)
Net revenues:
North America Beverages	$854	$819	$1,680	$1,614
North America Cheese & Foodservice	1,540	1,495	3,008	2,964
North America Convenient Meals	1,274	1,230	2,520	2,444
North America Grocery	776	790	1,399	1,422
North America Snacks & Cereals	1,618	1,611	3,157	3,144
European Union	1,841	1,539	3,591	3,006
Developing Markets(1)	1,302	1,135	2,436	2,148

Net revenues	$9,205	$8,619	$17,791	$16,742

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in millions)		(in millions)
Operating income:
Segment operating income:
North America Beverages	$134	$115	$273	$262
North America Cheese & Foodservice	149	179	342	382
North America Convenient Meals	158	185	341	385
North America Grocery	267	294	467	498
North America Snacks & Cereals	266	269	514	411
European Union	125	86	243	215
Developing Markets(1)	136	98	229	133
General corporate expenses	(43)	(47)	(93)	(88)
Amortization of intangibles	(4)	(3)	(6)	(5)

Operating income	$1,188	$1,176	$2,310	$2,193

(1)	This segment was formerly known as Developing Markets, Oceania & North Asia
As discussed in Note 11, Segment Reporting, our management uses segment operating income to evaluate segment performance and allocate resources. Segment operating income excludes unallocated general corporate expenses and amortization of intangibles. Management believes it is appropriate to disclose this measure to help investors analyze segment performance and trends. Refer to Note 2, Asset Impairment, Exit and Implementation Costs, for a breakout of charges by segment.

North America Beverages

	For the Three Months Ended
	June 30,
	2007	2006	$ change	% change
	(in millions)

Net revenues	$854	$819	$35	4.3%
Segment operating income	134	115	19	16.5%

	For the Six Months Ended
	June 30,
	2007	2006	$ change	% change
	(in millions)

Net revenues	$1,680	$1,614	$66	4.1%
Segment operating income	273	262	11	4.2%
Three Months Ended June 30:
Net revenues increased $35 million (4.3%), due to favorable mix (8.9 pp) and higher net pricing (1.0 pp), partially offset by lower volume (5.6 pp). Favorable mix was driven by Crystal Light On the Go base growth and new products, and growth in premium coffee. Higher commodity related pricing in coffee was partially offset by higher promotional spending. Net revenues growth in the quarter was partially offset by ongoing weakness in ready-to-drink beverages and lower shipments of Maxwell House coffee.
Segment operating income increased $19 million (16.5%) due primarily to favorable mix, partially offset by higher commodity costs (primarily coffee and packaging).
Six Months Ended June 30:
Net revenues increased $66 million (4.1%), due to favorable mix (6.5 pp) and higher net pricing (0.5 pp), which was partially offset by lower volume (2.9 pp). Favorable mix from Crystal Light On the Go sticks and premium coffee drove higher net revenues. Higher commodity based pricing in coffee was partially offset by increased promotional spending in ready-to-drink beverages. Net revenues growth was tempered by lower shipments of Maxwell House coffee and ready-to-drink beverages.
Segment operating income increased $11 million (4.2%), due primarily to favorable mix, partially offset by higher commodity costs (primarily coffee and packaging).
North America Cheese & Foodservice

	For the Three Months Ended
	June 30,
	2007	2006	$ change	% change
	(in millions)

Net revenues	$1,540	$1,495	$45	3.0%
Segment operating income	149	179	(30)	(16.8%	)

	For the Six Months Ended
	June 30,
	2007	2006	$ change	% change
	(in millions)

Net revenues	$3,008	$2,964	$44	1.5%
Segment operating income	342	382	(40)	(10.5%	)

Three Months Ended June 30:
Net revenues increased $45 million (3.0%) due primarily to higher commodity based pricing (4.4 pp) and favorable mix (0.7 pp), partially offset by lower volume (1.8 pp). Cheese net revenues increased, driven by commodity based pricing and favorable mix from new product introductions, partially offset by lower shipments. In foodservice, net revenues growth from commodity based pricing was partially offset by lower volume due to the discontinuation of lower margin product lines and unfavorable mix.
Segment operating income decreased $30 million (16.8%), as the favorable impact of pricing was more than offset by higher commodity costs, higher marketing, administration and research costs (including higher marketing support) and higher implementation costs related to the Restructuring Program. The change was partially offset by lower Restructuring Program charges and a 2006 loss on the sale of industrial coconut assets.
Six Months Ended June 30:
Net revenues increased $44 million (1.5%), due primarily to higher commodity based net pricing (2.6 pp) and favorable mix (0.5 pp), offset by lower volume (1.2 pp). Cheese net revenues increased driven by higher pricing and favorable volume and mix. In foodservice, net revenues declined due to the discontinuation of lower margin product lines and unfavorable mix, partially offset by higher commodity based net pricing.
Segment operating income decreased $40 million (10.5%) due primarily to higher marketing, administration and research costs (including higher marketing support).
North America Convenient Meals

	For the Three Months Ended
	June 30,
	2007	2006	$ change	% change
	(in millions)

Net revenues	$1,274	$1,230	$44	3.6%
Segment operating income	158	185	(27)	(14.6%	)

	For the Six Months Ended
	June 30,
	2007	2006	$ change	% change
	(in millions)

Net revenues	$2,520	$2,444	$76	3.1%
Segment operating income	341	385	(44)	(11.4%	)
Three Months Ended June 30:
Net revenues increased $44 million (3.6%), due to favorable mix (3.4 pp), higher net pricing (1.2 pp) and higher volume (0.7 pp), partially offset by the impact of the divested rice brand and assets (1.7 pp). Favorable product mix and higher volume from new product introductions including Oscar Mayer Deli Creations and DiGiorno Ultimate pizza and the continued success of Oscar Mayer Deli Shaved sandwich meat and California Pizza Kitchen pizza drove higher net revenues. Higher volume from new products was partially offset by lower shipments of chicken strips due to a first quarter recall. Meat net revenues also grew driven by higher commodity based net pricing, primarily in bacon.
Segment operating income decreased $27 million (14.6%) as gains from higher pricing and lower Restructuring Program charges were more than offset by higher commodity costs, higher marketing, administration and research costs and the impact of divestitures.

Six Months Ended June 30:
Net revenues increased $76 million (3.1%), due to favorable mix (2.9 pp), higher volume (1.3 pp) and higher net pricing (0.8 pp), offset by the impact of divestitures (1.9 pp). Net revenues increased in meat due to higher shipments of sandwich meat, new product introductions, favorable mix and higher commodity based net pricing, partially offset by lower shipments of chicken strips due to a first quarter recall. In pizza, net revenues increased due to the introduction of DiGiorno Ultimate and higher shipments of California Pizza Kitchen products. Macaroni and cheese net revenues also increased due to higher pricing, net of increased promotional spending, and favorable mix.
Segment operating income decreased $44 million (11.4%), as gains from higher pricing and lower Restructuring Program charges were more than offset by higher commodity costs, higher marketing, administration and research costs and the impact of divestitures.
North America Grocery

	For the Three Months Ended
	June 30,
	2007	2006	$ change	% change
	(in millions)

Net revenues	$776	$790	$(14)	(1.8%	)
Segment operating income	267	294	(27)	(9.2%	)

	For the Six Months Ended
	June 30,
	2007	2006	$ change	% change
	(in millions)

Net revenues	$1,399	$1,422	$(23)	(1.6%	)
Segment operating income	467	498	(31)	(6.2%	)
Three Months Ended June 30:
Net revenues decreased $14 million (1.8%), due primarily to lower volume (2.3 pp), partially offset by higher net pricing (0.6 pp). Net revenues declined due to lower shipments in spoonable and pourable salad dressings and dry packaged desserts, partially offset by higher net pricing in spoonables and dry packaged desserts.
Segment operating income decreased $27 million (9.2%), due primarily to unfavorable volume/mix.
Six Months Ended June 30:
Net revenues decreased $23 million (1.6%), due primarily to lower volume (1.5 pp) and the impact of divestitures (0.5 pp), partially offset by higher net pricing (0.8 pp). The impact of lower shipments in barbeque sauce and spoonable and pourable salad dressings was partially offset by higher net pricing in spoonable salad dressings and dry packaged desserts.
Segment operating income decreased $31 million (6.2%), due primarily to unfavorable volume/mix and higher marketing, administration and research costs.

North America Snacks & Cereals

	For the Three Months Ended
	June 30,
	2007	2006	$ change	% change
	(in millions)

Net revenues	$1,618	$1,611	$7	0.4%
Segment operating income	266	269	(3)	(1.1%	)

	For the Six Months Ended
	June 30,
	2007	2006	$ change	% change
	(in millions)

Net revenues	$3,157	$3,144	$13	0.4%
Segment operating income	514	411	103	25.1%
Three Months Ended June 30:
Net revenues increased $7 million (0.4%), due primarily to favorable mix (2.6 pp) and higher volume (0.8 pp), partially offset by the impact of the pet snack and hot cereal divestitures (3.3 pp). Biscuit net revenues increased, driven by favorable mix in cookies. Net revenues growth in bars was driven by higher volume due to the introduction of Nabisco 100 Calorie Packs and Back to Nature bars.
Segment operating income decreased $3 million (1.1%), due primarily to higher marketing, administration and research costs (including higher marketing support) and the impact of divestitures, partially offset by favorable volume/mix and lower manufacturing costs (productivity, partially offset by higher commodities).
Six Months Ended June 30:
Net revenues increased $13 million (0.4%), due primarily to favorable mix (2.4 pp) and higher volume (1.8 pp), partially offset by the impact of divestitures (3.5 pp). Favorable mix and higher shipments in cookies and crackers due to new product introductions drove higher net revenues. Bar net revenues increased due to new product introductions and continued success of South Beach Diet bars.
Segment operating income increased $103 million (25.1%), due primarily to a 2006 asset impairment charge related to the divested pet snacks and hot cereal assets and trademarks, favorable volume/mix and lower manufacturing costs. Higher marketing, administration and research costs (including higher marketing support) and the impact of divestitures, partially offset the segment operating income favorability.

European Union

	For the Three Months Ended
	June 30,
	2007	2006	$ change	% change
	(in millions)

Net revenues	$1,841	$1,539	$302	19.6%
Segment operating income	125	86	39	45.3%

	For the Six Months Ended
	June 30,
	2007	2006	$ change	% change
	(in millions)

Net revenues	$3,591	$3,006	$585	19.5%
Segment operating income	243	215	28	13.0%
Three Months Ended June 30:
Net revenues increased $302 million (19.6%), due to favorable currency (10.2 pp), the impact of the UB acquisition (7.4 pp), higher volume (1.8 pp) and favorable mix (1.6 pp), partially offset by lower net pricing (1.4 pp). Net revenues increased, driven by volume growth and favorable mix in coffee and chocolate due to new product introductions and higher marketing support. Lower net pricing reflects higher spending to promote premium chocolate products and to counter price based competition in mainstream coffee in Germany.
Segment operating income increased $39 million (45.3%), due primarily to lower Restructuring Program charges, favorable volume/mix, lower fixed manufacturing costs, favorable currency and the impact of the UB acquisition. Offsetting these favorabilities were higher marketing, administration and research costs (including an $18 million gain on sale of a manufacturing plant in 2006), higher commodity costs, lower net pricing and higher implementation costs associated with the Restructuring Program.
Six Months Ended June 30:
Net revenues increased $585 million (19.5%), due to favorable currency (10.1 pp), the impact of the UB acquisition (7.0 pp), higher volume (2.4 pp) and favorable mix (1.7 pp), partially offset by lower net pricing (1.7 pp). Volume related growth and favorable mix was driven by premium chocolate, due to new product introductions and promotional activities, and higher shipments in mainstream coffee. Lower net pricing reflects higher promotional spending in chocolate and cheese, and feature pricing in coffee in Germany.
Segment operating income increased $28 million (13.0%) as favorable volume/mix, higher net pricing, favorable currency, the impact of the UB acquisition, lower fixed manufacturing costs, lower Restructuring Program charges and a 2006 asset impairment charge related to the divested biscuits assets in Egypt more than offset higher marketing, administration and research costs, higher commodity costs and higher implementation costs associated with the Restructuring Program.

Developing Markets

	For the Three Months Ended
	June 30,
	2007	2006	$ change	% change
	(in millions)

Net revenues	$1,302	$1,135	$167	14.7%
Segment operating income	136	98	38	38.8%

	For the Six Months Ended
	June 30,
	2007	2006	$ change	% change
	(in millions)

Net revenues	$2,436	$2,148	$288	13.4%
Segment operating income	229	133	96	72.2%
Three Months Ended June 30:
Net revenues increased $167 million (14.7%), due primarily to higher net pricing (5.8 pp), higher volume (3.7 pp), favorable currency (2.9 pp) and favorable mix (2.0 pp). In Eastern Europe, Middle East & Africa, net revenues increased, driven by growth in coffee and chocolate and pricing in Russia, Romania and Ukraine. Latin American net revenues increased, driven by favorable mix and pricing in Brazil, favorable volume/mix and higher pricing in Argentina and higher pricing in Venezuela. In Asia Pacific, net revenues increased, primarily due to currency.
Segment operating income increased $38 million (38.8%), due primarily to the contribution of higher pricing, favorable volume/mix, lower Restructuring Program costs and a gain on the sale of sugar confectionery assets in Romania and related trademarks, partially offset by higher marketing, administration and research costs (including higher marketing support) and higher input costs.
Six Months Ended June 30:
Net revenues increased $288 million (13.4%), due primarily to higher net pricing (4.7 pp), favorable currency (3.0pp), higher volume (2.8 pp) and favorable mix (2.7 pp). In Eastern Europe, Middle East & Africa, net revenues increased due to growth in coffee and chocolate in Russia, Romania and Ukraine. Latin American net revenues increased due to higher pricing and favorable volume and mix, particularly in Brazil, Venezuela and Argentina. In Asia Pacific, net revenues increased, due primarily to currency.
Segment operating income increased $96 million (72.2%) due primarily to lower Restructuring Program costs, favorable volume/mix and the contribution of higher pricing, partially offset by higher marketing, administration and research costs and higher input costs.
Liquidity
Net Cash Provided by Operating Activities:
During the first six months of 2007, operating activities provided $1,410 million net cash, compared with $1,606 million in the comparable 2006 period. Operating cash flows decreased in the first six months of 2007 in comparison with the same period in 2006 primarily because of the previously discussed tax reimbursement from Altria in 2006 related to the closure of a tax audit and higher working capital, primarily inventories, due to increased commodity costs. The decrease in operating cash flows was partially offset by the previously discussed tax transfer from Altria upon the Distribution.
Net Cash Used in Investing Activities:
During the first six months of 2007, net cash used in investing activities was $293 million, compared with $296 million in the first six months of 2006. The slight decrease in cash used in investing activities primarily relates to higher proceeds from the sales of businesses, partially offset by higher capital expenditures in 2007. During the first six months of 2007, we sold sugar confectionery assets in Romania and related trademarks, as well as hot cereal assets and trademarks. During the first six months of 2006, we sold our industrial coconut assets, certain Canadian assets and a small U.S. biscuit brand.

Capital expenditures for the first six months of 2007 were $506 million, compared with $450 million in the first six months of 2006. We expect full-year capital expenditures to be flat to 2006 expenditures of $1.2 billion, including capital expenditures required for the Restructuring Program and systems investments. We expect to fund these expenditures from operations.
Net Cash Used in Financing Activities:
During the first six months of 2007, we used $950 million net cash in financing activities, compared with $1,249 million that we used during the first six months of 2006. The decrease in net cash used in financing activities is due primarily to the issuance of new commercial paper, partially offset by an increase in our Common Stock share repurchases and the repayment of long-term debt that matured in the first six months of 2007.
Debt:
Our total debt was $12.5 billion at June 30, 2007, and $10.8 billion at December 31, 2006. Our total debt balance at December 31, 2006, included amounts due to Altria and affiliates. Our debt-to-capitalization ratio was 0.31 at June 30, 2007, and 0.27 at December 31, 2006.
In June 2007, $1.0 billion of our long-term debt matured. In July 2007, an additional $400 million of our long-term debt matured. We repaid the debt with the proceeds from the issuance of commercial paper.
We had short-term amounts payable to Altria and affiliates of $5 million at June 30, 2007 and $607 million at December 31, 2006, which included $364 million of accrued dividends. Current amounts due to Altria reflect fees for transition services. Prior to the Distribution, the amounts payable to Altria generally included accrued dividends, taxes and service fees.
Credit Ratings:
Subsequent to the announcement of our binding offer to acquire the global biscuit business of Groupe Danone, Standard & Poor’s affirmed our short-term credit rating of A-1 and our long-term debt rating of A-, and revised the outlook from stable to negative. Moody’s downgraded our long-term credit rating from Baa1 to Baa2 with stable outlook and affirmed our short-term credit rating of P-2. Fitch downgraded the long-term credit rating from A- to BBB+, with a negative outlook, and affirmed the short-term credit rating at F2.
Credit Lines:
We maintain revolving credit facilities that we have historically used for general corporate purposes and to support our commercial paper issuances. We have a $4.5 billion, multi-year revolving credit facility that expires in April 2010. On May 24, 2007, we entered into a $1.5 billion, 364-day revolving credit agreement. No amounts were drawn on either of these facilities at June 30, 2007.
On July 2, 2007, we entered into a commitment letter in connection with a proposed senior unsecured 364-day bridge facility for €5.3 billion (approximately $7.2 billion). We plan to use the facility to finance the Groupe Danone biscuit business acquisition. We intend to repay borrowings under this facility from proceeds of the issuance of investment grade bonds or other securities.
Our revolving credit facilities require us to maintain a net worth of at least $20.0 billion. At June 30, 2007, we had a $27.5 billion net worth. We expect to continue to meet this covenant. The revolving credit facilities have no other financial covenants, credit rating triggers or provisions that could require us to post collateral as security. We refinance long-term and short-term debt from time to time. The nature and amount of our long-term and short-term debt and the proportionate amount of each varies as a result of future business requirements, market conditions and other factors.
In addition to the above, some of our international subsidiaries maintain primarily uncommitted credit lines to meet short-term working capital needs. These credit lines amounted to approximately $1.5 billion at June 30, 2007. At June 30, 2007, borrowings on these lines amounted to approximately $520 million.

Guarantees:
As discussed in Note 8, Contingencies, at June 30, 2007, we have third-party guarantees because of our acquisition, divestiture and construction activities. As part of those transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At June 30, 2007, our third-party guarantees were approximately $27 million, of which approximately $7 million have no specified expiration dates. Substantially all of the remainder expire at various times through 2016. We have a liability of $21 million on our condensed consolidated balance sheet at June 30, 2007, relating to these guarantees.
In addition, at June 30, 2007, we were contingently liable for $235 million of guarantees related to our own performance. These include surety bonds related to dairy commodity purchases and guarantees related to the payment of custom duties and taxes, and letters of credit.
Guarantees do not have, and we do not expect them to have a significant impact on our liquidity. We believe that our cash from operations and our existing credit facilities will provide sufficient liquidity to meet our working capital needs (including the cash requirements of the Restructuring Program), planned capital expenditures, future contractual obligations and payment of our anticipated quarterly dividends.
Equity and Dividends
Stock Repurchases:
Our Board of Directors authorized the following Common Stock repurchase programs. We are not obligated to repurchase any of our Common Stock and may suspend any program at our discretion.

Share Repurchase Program authorized by the Board of Directors	$5.0 billion	$2.0 billion

Authorized/Completed period for repurchase	April 2007 -	March 2006 -
	March 2009	March 2007

Aggregate cost of shares repurchased in second quarter 2007	$2.0 billion
(millions of shares)	(60.7 shares)

Aggregate cost of shares repurchased in 2007	$2.0 billion	$140 million
(millions of shares)	(60.7 shares)	(4.4 shares)

Aggregate cost of shares repurchased life-to-date under program	$2.0 billion	$1.1 billion
(millions of shares)	(60.7 shares)	(34.7 shares)
The total repurchases under the above programs for the first six months of 2007 were 65.1 million shares for approximately $2.1 billion.
Additionally, in March 2007, we repurchased 1.4 million shares of our Common Stock from Altria at a cost of $46.5 million. We paid $32.085 per share, which was the average of the high and the low price of Kraft Common Stock as reported on the NYSE on March 1, 2007. This repurchase was in accordance with the Distribution agreement.
Stock Awards:
As discussed in Note 6, Stock Plans, our Board of Directors approved a stock option grant to Irene B. Rosenfeld on May 3, 2007, to recognize her election as our Chairman. Ms. Rosenfeld received 300,000 stock options under the 2005 Performance Incentive Plan, which vest under varying market and service conditions and expire ten years after the grant date.
Based upon the number of Altria stock awards outstanding at Distribution, we granted stock options for approximately 24.1 million shares of Common Stock at a weighted-average price of $15.75. The options expire between 2007 and 2012. In addition, we issued approximately 3.0 million shares of restricted stock and stock rights. The market value per restricted share or right was $31.66 on the date of grant. Restrictions on the majority of these restricted stock and stock rights lapse in either the first quarter of 2008 or 2009.
In January 2007, we issued approximately 5.2 million shares of restricted stock and stock rights to eligible U.S. and non-U.S. employees. Restrictions on these shares and rights lapse in the first quarter of 2010. The market value per restricted share or right was $34.655 on the date of grant. The total number of restricted shares and rights issued in the first quarter of 2007 was 8.2 million, including those issued as a result of the Distribution.

Dividends:
We paid dividends of $820 million in the first six months of 2007 and $769 million in the first six months of 2006. The 7% increase reflects a higher dividend rate in 2007, partially offset by a lower number of shares outstanding because of share repurchases. The present annualized dividend rate is $1.00 per common share. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision-making.
Contractual Obligations
Our Annual Report on Form 10-K for the year ended December 31, 2006, contains a table that summarizes our known obligations to make future payments. As of June 30, 2007, our total liability for income taxes payable, including uncertain tax positions and associated accrued interest, was approximately $1,029 million. We expect to pay $228 million in the next 12 months. We are not able to reasonably estimate the timing of future cash flows beyond 12 months due to uncertainties in the timing of tax audit outcomes.
Business Environment
We face challenges that could negatively affect our businesses, performance or financial condition. These challenges, discussed briefly below and in more detail under the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2006, include:
•	the intense competition for our products and markets, including price gaps with competitor products, the increasing price-consciousness of consumers and the increasing use of private-label products;
•	the continuing consolidation of our customers’ businesses that create large sophisticated customers with increased buying power that are capable of operating with decreased inventories;
•	the increasing costs of the raw materials we use to make our products;
•	having international business operations that require us to comply with numerous international laws and regulations, subject us to fluctuations in international currencies and make our sales vulnerable to tariffs, quotas, trade barriers and other similar restrictions;
•	our ability to meet changing consumer preferences and our continuing ability to introduce new and improved products; and
•	increased regulations and concerns about food safety, quality and health, including genetically modified organisms, trans-fatty acids and obesity.
2007 Outlook:
Our expectations for fully diluted EPS have increased to $1.55 to $1.60, up from the previously announced range of $1.50 to $1.55. The change in guidance includes $0.02 per diluted share in lower costs related to our Restructuring Program and $0.03 per diluted share from the first quarter 2007 recognition of one-time interest income related tax reserve transfers from Altria.
Reflected in our earnings guidance, we now expect to deliver a higher level of savings under our Restructuring Program for the year, while spending less than anticipated. We now expect cumulative savings from the Restructuring Program will reach approximately $725 million by year-end, up from our previous estimate of $700 million. To date, cumulative savings from the Restructuring Program on an annualized basis totaled approximately $660 million, up from approximately $540 million at the end of 2006. Due to the timing of activities, we project spending of approximately $575 million in 2007, or $0.23 per fully diluted share, down from prior guidance of $625 million, or $0.25 per diluted shares. Our guidance for total costs and savings over the life of the Restructuring Program are unchanged.
Also reflected in our guidance, we now expect our 2007 full-year effective tax rate to average 33.5%, down from a previous expectation of 35.5%, due to the resolution of outstanding tax items as well as a change in the mix of earnings by country, which are partially offset by tax costs associated with the sale of our hot cereal assets and trademarks.
The factors described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2006, represent continuing risks to these forecasts.

Significant Accounting Estimates
We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Our significant accounting policies are described in Note 2 to our consolidated financial statements in our 2006 Annual Report on Form 10-K. Our significant accounting estimates are described in Management’s Discussion and Analysis included in our 2006 Annual Report on Form 10-K. The impact of new accounting standards is discussed in the following section. There were no other changes in our accounting policies in the current period that had a material impact on our financial statements.
New Accounting Standards
See Notes 1 and 14 to the condensed consolidated financial statements for a discussion of new accounting standards.
Contingencies
See Note 8, Contingencies, and Part II – Other Information, Item 1. Legal Proceedings for a discussion of contingencies.
Forward-Looking Statements
This report contains forward-looking statements regarding our intent to acquire the Danone global biscuit business; with regard to our Restructuring Program, our pre-tax charges, our intent to close up to 40 facilities, the use of cash to pay approximately 60% of the charges and our intent to eliminate approximately 10,500 positions; expected annual lost tax benefits due to filing separately from Altria; full year capital expenditures and funding; our intent to use a bridge facility to finance the Danone biscuit business acquisition and our intent to repay borrowings under the facility from the proceeds of the issuance of investment grade bonds or other securities; our expectation to continue to meet financial covenants under our revolving credit facility; the effect of guarantees on our liquidity; our belief about our liquidity, and specifically our ability to meet our working capital needs; our 2007 Outlook, specifically diluted EPS, costs, savings and spending related to our Restructuring Program; and our 2007 effective tax rate.
These forward-looking statements involve risks and uncertainties, and the cautionary statements in the “Business Environment” section of this report preceding our 2007 Outlook, as well as those set forth below and those contained in the “Risk Factors” found in our Annual Report of Form 10-K for the year ended December 31, 2006, identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Such factors, include, but are not limited to, unexpected safety or manufacturing issues, FDA or other regulatory actions or delays, competition, pricing, difficulty in obtaining materials from suppliers, the rising cost of raw materials we use in manufacturing our products, the ability to supply products and meet demand for our products, our ability to protect our intellectual and other proprietary rights, our ability to retain key employees, our ability to realize the expected cost savings from our planned Restructuring Program, unanticipated expenses such as litigation or legal settlement expenses, increased costs of sales, our indebtedness and ability to pay our indebtedness, the shift in product mix to lower margin offerings, our ability to differentiate our products from private label products, risks from operating internationally and changes in tax laws. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Kraft operates globally, with manufacturing and sales facilities in various locations around the world. We use certain financial instruments to manage our commodity and foreign currency exposures, principally to reduce exposure to fluctuations in commodity prices and foreign exchange rates by creating offsetting exposures. Our derivative holdings fluctuate during the year based on normal and recurring changes in purchasing and production activity. We are not a party to leveraged derivatives and, by policy, do not use financial instruments for speculative purposes.
Other than the items disclosed Note 12, Financial Instruments, there have been no significant changes in our commodity or foreign currency exposures since December 31, 2006. Additionally, there have been no other changes in the types of derivative instruments used to hedge those exposures.

Item 4. Controls and Procedures.
a)	Evaluation of Disclosure Controls and Procedures

Management, together with our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

b)	Changes in Internal Control Over Financial Reporting

Management, together with our Chief Executive Officer and Chief Financial Officer, determined that there were no changes in our internal control over financial reporting during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
We are defendants in a variety of legal proceedings. Plaintiffs in a few of those cases seek substantial damages. We cannot predict with certainty the results of these proceedings. However, we believe that the final outcome of these proceedings will not materially affect our financial results.
In October 2002, Mr. Mustapha Gaouar and five other family members (collectively ‘‘the Gaouars’’) filed suit in the Commercial Court of Casablanca against Kraft Foods Maroc and Mr. Omar Berrada claiming damages of approximately $31 million arising from a non-compete undertaking signed by Mr. Gaouar allegedly under duress. The non-compete clause was contained in an agreement concluded in 1986 between Mr. Gaouar and Mr. Berrada acting for himself and for his group of companies, including Les Cafes Ennasr (renamed Kraft Foods Maroc), which Kraft Foods International, Inc. acquired from Mr. Berrada in 2001. In June 2003, the court issued a preliminary judgment against Kraft Foods Maroc and Mr. Berrada holding that the Gaouars are entitled to damages for being deprived of the possibility of engaging in coffee roasting from 1986 due to such non-compete undertaking. At that time, the court appointed two experts to assess the amount of damages to be awarded. In December 2003, these experts delivered a report concluding that they could see no evidence of loss suffered by the Gaouars. The Gaouars asked the court that this report be set aside and new court experts be appointed. On April 15, 2004, the court delivered a judgment upholding the defenses of Kraft Foods Maroc and rejecting the claims of the Gaouars. The Gaouars appealed this judgment, and in July 2005, the Court of Appeal gave judgment in favor of Kraft Foods Maroc confirming the decision rendered by the Commercial Court. On November 29, 2005, the Gaouars filed their further appeal to the Moroccan Supreme Court. The Moroccan Supreme Court hearing took place on February 21, 2007. The case was transferred to the judges of both chambers of the Moroccan Supreme Court. No date has been set for rendering a judgment. As a result, in the event that we are ultimately found liable on appeal for damages to plaintiff in this case, we believe that we may have claims against Mr. Berrada for recovery of all or a portion of the amount.
Item 1A. Risk Factors.
There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, in response to Item 1A to Part I of such report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase program activity for each of the three months ended June 30, 2007 was as follows:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number of	Average	Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs (b)	Programs (a)
April 1-April 30, 2007	31,394,840	$32.07	31,394,840	$3,993,254,728

May 1-May 31, 2007	16,859,200	$33.25	48,254,040	$3,432,708,630

June 1-June 30, 2007	12,420,900	$34.84	60,674,940	$3,000,000,826

Pursuant to Publicly Announced Plans or Programs	60,674,940

April 1-April 30, 2007 (c)	1,107	$33.34

May 1-May 31, 2007 (c)	6,209	$32.73

June 1-June 30, 2007 (c)	23,612	$34.12

For the Quarter Ended June 30, 2007	60,705,868	$32.96

(a)	In February 2007, we announced a two-year $5.0 billion Common Stock repurchase program. The new program became effective upon Distribution. We are not obligated to acquire any amount of our Common Stock and may suspend the program at our discretion.

(b)	Aggregate number of shares repurchased under the share repurchase program as of the end of the period presented.

(c)	Shares tendered to us by employees who vested in restricted stock and rights, and used shares to pay the related taxes.

Item 6. Exhibits.

10.1	Form of Kraft Foods Inc. Change in Control Plan for Key Executives dated April 24, 2007.

10.2	Kraft Foods Inc. 2005 Performance Incentive Plan, as amended April 24, 2007.

12	Statement regarding computation of ratios of earnings to fixed charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRAFT FOODS INC.

/s/ JAMES P. DOLLIVE

James P. Dollive, Executive Vice President and
Chief Financial Officer

August 3, 2007