Form 10-Q
period 2007-09-30
KRAFT FOODS INC
filed 2007-11-02
CIK 1103982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

At September 30, 2007, there were 1,547,195,209 shares of the registrant’s common stock outstanding.

KRAFT FOODS INC.

TABLE OF CONTENTS

		Page No.

PART I –	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets at September 30, 2007 and December 31, 2006	3

	Condensed Consolidated Statements of Earnings for the Three Months Ended September 30, 2007 and 2006 and the Nine Months Ended September 30, 2007 and 2006	4

	Condensed Consolidated Statements of Shareholders’ Equity for the Year Ended December 31, 2006 and the Nine Months Ended September 30, 2007	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006	6

	Notes to Condensed Consolidated Financial Statements	7-22

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-39

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39

Item 4.	Controls and Procedures	40

PART II –	OTHER INFORMATION

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 6.	Exhibits	43

Signature		44

In this report, “Kraft,” “we,” “us” and “our” refers to Kraft Foods Inc. and subsidiaries, and “Common Stock” refers to Kraft’s Class A common stock.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions of dollars)

(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$498	$239
Receivables (less allowances of $80 in 2007 and $84 in 2006)	3,942	3,869
Inventories:
Raw materials	1,754	1,389
Finished product	2,621	2,117

Total inventories	4,375	3,506
Deferred income taxes	386	387
Other current assets	343	253

Total current assets	9,544	8,254

Property, plant and equipment, at cost	18,358	17,050
Less accumulated depreciation	8,391	7,357

Property, plant and equipment, net	9,967	9,693
Goodwill	25,768	25,553
Other intangible assets, net	9,992	10,177
Prepaid pension assets	1,270	1,168
Other assets	818	729

TOTAL ASSETS	$57,359	$55,574

LIABILITIES
Short-term borrowings	$2,836	$1,715
Current portion of long-term debt	20	1,418
Due to Altria Group, Inc. and affiliates	–	607
Accounts payable	2,908	2,602
Accrued liabilities:
Marketing	1,614	1,626
Employment costs	746	750
Dividends payable	423	45
Other	1,566	1,559
Income taxes	81	151

Total current liabilities	10,194	10,473

Long-term debt	10,600	7,081
Deferred income taxes	3,837	3,930
Accrued pension costs	1,032	1,022
Accrued postretirement health care costs	2,914	3,014
Other liabilities	1,900	1,499

TOTAL LIABILITIES	30,477	27,019

Contingencies (Note 8)

SHAREHOLDERS’ EQUITY
Class A common stock, no par value (1,735,000,000 shares issued in 2007 and 555,000,000 shares issued and outstanding in 2006)
Class B common stock, no par value (1,180,000,000 shares issued and outstanding in 2006)
Additional paid-in capital	23,388	23,626
Retained earnings	12,058	11,128
Accumulated other comprehensive losses	(2,496)	(3,069)
Treasury stock, at cost	(6,068)	(3,130)

TOTAL SHAREHOLDERS’ EQUITY	26,882	28,555

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$57,359	$55,574

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006

Net revenues	$9,054	$8,243	$26,845	$24,985
Cost of sales	5,995	5,243	17,475	15,869

Gross profit	3,059	3,000	9,370	9,116

Marketing, administration and research costs	1,901	1,767	5,742	5,246
Asset impairment and exit costs	174	125	348	553
Gain on redemption of United Biscuits investment	–	(251)	–	(251)
(Gains) / losses on sales of businesses, net	–	3	(20)	14
Amortization of intangibles	3	1	9	6

Operating income	981	1,355	3,291	3,548

Interest and other debt expense, net	165	134	378	377

Earnings before income taxes	816	1,221	2,913	3,171

Provision for income taxes	220	473	908	735

Net earnings	$596	$748	$2,005	$2,436

Per share data:

Basic earnings per share	$0.38	$0.46	$1.26	$1.48

Diluted earnings per share	$0.38	$0.45	$1.25	$1.47

Dividends declared	$0.27	$0.25	$0.77	$0.71

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(in millions of dollars, except per share data)

(Unaudited)

	Class A and B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Losses	Treasury Stock	Total Shareholders’ Equity

Balances at January 1, 2006	$–	$23,835	$9,453	$(1,663)	$(2,032)	$29,593
Comprehensive earnings:
Net earnings	–	–	3,060	–	–	3,060
Other comprehensive earnings, net of income taxes	–	–	–	645	–	645

Total comprehensive earnings *						3,705

Initial adoption of FASB Statement No. 158, net of income taxes	–	–	–	(2,051)	–	(2,051)
Exercise of stock options and issuance of other stock awards	–	(209)	202	–	152	145
Cash dividends declared ($0.96 per share)	–	–	(1,587)	–	–	(1,587)
Common Stock repurchased	–	–	–	–	(1,250)	(1,250)

Balances at December 31, 2006	–	23,626	11,128	(3,069)	(3,130)	28,555
Comprehensive earnings:
Net earnings	–	–	2,005	–	–	2,005
Other comprehensive earnings, net of income taxes	–	–	–	573	–	573

Total comprehensive earnings *						2,578

Initial adoption of FIN 48 (Note 15)	–	–	213	–	–	213
Exercise of stock options and issuance of other stock awards	–	(24)	(60)	–	248	164
Net settlement of employee stock awards with Altria Group, Inc. (Note 6)	–	(179)	–	–	–	(179)
Cash dividends declared ($0.77 per share)	–	–	(1,228)	–	–	(1,228)
Common Stock repurchased	–	–	–	–	(3,186)	(3,186)
Other	–	(35)	–	–	–	(35)

Balances at September 30, 2007	$–	$23,388	$12,058	$(2,496)	$(6,068)	$26,882

*	Total comprehensive earnings were $774 million for the quarter ended September 30, 2007, $697 million for the quarter ended September 30, 2006 and $2,843 million for the nine months ended September 30, 2006.

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions of dollars)

(Unaudited)

	For the Nine Months Ended September 30,
	2007	2006
CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES
Net earnings	$2,005	$2,436
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	662	654
Deferred income tax benefit	(214)	(29)
Gain on redemption of United Biscuits investment	–	(251)
(Gains) / losses on sales of businesses	(20)	14
Asset impairment and exit costs, net of cash paid	171	389
Change in assets and liabilities, excluding the effects of acquisitions and divestitures:
Receivables, net	96	38
Inventories	(739)	(526)
Accounts payable	36	84
Income taxes	13	130
Amounts due to Altria Group, Inc. and affiliates	(93)	(214)
Other working capital items	(268)	(139)
Change in pension assets and postretirement liabilities, net	128	75
Other	503	135

Net cash provided by operating activities	2,280	2,796

CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES
Capital expenditures	(858)	(687)
Proceeds from sales of businesses	203	674
Other	15	82

Net cash (used in) / provided by investing activities	(640)	69

CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES
Net issuance / (repayment) of short-term borrowings	1,102	(317)
Long-term debt proceeds	3,550	49
Long-term debt repayments	(1,454)	(57)
(Decrease) / increase in amounts due to Altria Group, Inc. and affiliates	(149)	9
Repurchase of Common Stock	(3,171)	(943)
Dividends paid	(1,214)	(1,150)
Other	(67)	(147)

Net cash used in financing activities	(1,403)	(2,556)

Effect of exchange rate changes on cash and cash equivalents	22	30

Cash and cash equivalents:
Increase	259	339
Balance at beginning of period	239	316

Balance at end of period	$498	$655

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

New Accounting Pronouncements:

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. The provisions are effective for Kraft as of January 1, 2008. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. We do not expect the adoption of this statement to have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. The provisions are effective for Kraft as of January 1, 2008. This statement permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these instruments in earnings. We do not expect the adoption of this statement to have a material impact on our financial statements.

Reclassification:

We reclassified minority interest in earnings in the prior year statement of earnings from a separate line item into general corporate expenses within marketing, administration and research costs to conform with the current year’s presentation. Additionally, we reclassified dividends payable in the prior year balance sheet from other accrued liabilities to a separate line item to conform with the current year’s presentation.

Note 2.  Asset Impairment, Exit and Implementation Costs:

Restructuring Program

In January 2004, we announced a three-year restructuring program (the “Restructuring Program”) and, in January 2006, extended it through 2008. The objectives of this program are to leverage our global scale, realign and lower our cost structure, and optimize capacity. As part of the Restructuring Program we anticipate:

•	incurring approximately $3.0 billion in pre-tax charges reflecting asset disposals, severance and implementation costs, including approximately $500 million in 2007;
•	closing up to 40 facilities and eliminating approximately 14,000 positions; and
•	using cash to pay for approximately $1.9 billion of the $3.0 billion in charges.

We have incurred $1.9 billion in charges since the inception of the Restructuring Program, including $326 million during the nine months ended September 30, 2007.

In September 2007, we announced that we are implementing a new operating structure built on three core elements: accountable business units; shared services that leverage the scale of our global portfolio; and a streamlined corporate staff. We expect to complete the roll-out of this new structure by early 2008. The primary objective of this initiative is improved effectiveness. As a result, we expect some job eliminations as we streamline our headquarter functions.

During the second quarter of 2006, we entered into a seven-year, $1.7 billion agreement to receive information technology services from Electronic Data Systems (“EDS”). On June 1, 2006, we began using EDS’s data centers, and EDS started providing us with web hosting, telecommunications and IT workplace services. During the nine months ended September 30, 2007, we reversed $7 million in restructuring costs because our severance costs were lower than originally anticipated, and we incurred implementation costs of $42 million related to the EDS transition. These amounts are included in the total Restructuring Program charges discussed above.

Restructuring Costs:

Under the Restructuring Program, we recorded asset impairment and exit costs of $54 million during the three months and $228 million during the nine months ended September 30, 2007. We announced the closure of two plants during the first nine months of 2007; we have now announced the closure of 29 facilities since the program began in 2004. We expect to pay cash for approximately $171 million of the charges that we incurred during the first nine months of 2007.

Restructuring liability activity for the nine months ended September 30, 2007 was as follows:

	Severance	Asset Write-downs	Other	Total
	(in millions)
Liability balance, January 1, 2007	$165	$–	$32	$197
Charges	104	67	57	228
Cash spent	(108)	4	(73)	(177)
Charges against assets	(19)	(74)	(1)	(94)
Currency	7	3	–	10

Liability balance, September 30, 2007	$149	$–	$15	$164

Severance costs include the cost of benefits received by terminated employees. We expect to eliminate approximately 10,800 positions in connection with initiatives announced since 2004. As of September 30, 2007, we had eliminated approximately 10,400 of these positions. Severance charges against assets primarily relate to incremental pension costs, which reduce prepaid pension assets. Asset write-downs relate to the impairment of assets caused by plant closings and related activity. We incurred other costs related primarily to the renegotiation of supplier contract costs, workforce reductions associated with the plant closings and the termination of leasing agreements.

Implementation Costs:

We recorded implementation costs associated with the Restructuring Program of $27 million during the three months and $98 million during the nine months ended September 30, 2007. These costs primarily include incremental expenses related to the closure of facilities and the EDS transition discussed above. Substantially all implementation costs incurred in 2007 will require cash payments. We recorded these costs on the condensed consolidated statements of earnings as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)		(in millions)

Cost of sales	$17	$2	$47	$13
Marketing, administration and research costs	10	21	51	40

Total implementation costs	$27	$23	$98	$53

Asset Impairment Charges

In October 2007, we announced and closed the sale of our flavored water and juice brand assets and related trademarks, including Veryfine and Fruit2O. In recognition of the anticipated sale, we recorded a $120 million asset impairment charge for these assets in the third quarter. The charge, which included the write-off of the associated goodwill, intangible assets and property, plant and equipment, was recorded as asset impairment and exit costs on the condensed consolidated statement of earnings.

During the first quarter of 2007, we sold our hot cereal assets and trademarks for a pre-tax gain of $12 million. We previously incurred an asset impairment charge of $69 million in the fourth quarter of 2006 in connection with this sale. The charge included the write-off of a portion of the associated goodwill, intangible assets and property, plant and equipment. We recorded the charge as asset impairment and exit costs on the 2006 consolidated statement of earnings, and no further charges were incurred in 2007 for this divestiture.

During the first quarter of 2007, we completed our annual review of goodwill and intangible assets. No impairments resulted from this review.

Total – Asset Impairment, Exit and Implementation Costs

We included the asset impairment, exit and implementation costs discussed above, for the three and nine months ended September 30, 2007 and 2006 in segment operating income as follows:

	For the Three Months Ended September 30, 2007
	Restructuring Costs	Asset Impairment	Total Asset Impairment and Exit Costs	Implementation Costs	Total
	(in millions)

North America Beverages	$2	$120	$122	$–	$122
North America Cheese & Foodservice	12	–	12	4	16
North America Convenient Meals	6	–	6	5	11
North America Grocery	3	–	3	2	5
North America Snacks & Cereals	7	–	7	3	10
European Union	14	–	14	10	24
Developing Markets (1)	10	–	10	3	13

Total	$54	$120	$174	$27	$201

	For the Three Months Ended September 30, 2006
	Restructuring Costs	Asset Impairment	Total Asset Impairment and Exit Costs	Implementation Costs	Total
	(in millions)

North America Beverages	$8	$–	$8	$2	$10
North America Cheese & Foodservice	14	–	14	6	20
North America Convenient Meals	22	–	22	5	27
North America Grocery	5	–	5	3	8
North America Snacks & Cereals	13	–	13	5	18
European Union	62	–	62	2	64
Developing Markets (1)	1	–	1	–	1

Total	$125	$–	$125	$23	$148

	For the Nine Months Ended September 30, 2007
	Restructuring Costs	Asset Impairment	Total Asset Impairment and Exit Costs	Implementation Costs	Total
	(in millions)

North America Beverages	$9	$120	$129	$4	$133
North America Cheese & Foodservice	53	–	53	22	75
North America Convenient Meals	17	–	17	12	29
North America Grocery	20	–	20	5	25
North America Snacks & Cereals	13	–	13	13	26
European Union	91	–	91	32	123
Developing Markets (1)	25	–	25	10	35

Total	$228	$120	$348	$98	$446

	For the Nine Months Ended September 30, 2006
	Restructuring Costs	Asset Impairment	Total Asset Impairment and Exit Costs	Implementation Costs	Total
	(in millions)

North America Beverages	$17	$–	$17	$6	$23
North America Cheese & Foodservice	80	–	80	7	87
North America Convenient Meals	74	–	74	9	83
North America Grocery	18	–	18	7	25
North America Snacks & Cereals	28	99	127	9	136
European Union	161	–	161	11	172
Developing Markets (1)	65	11	76	4	80

Total	$443	$110	$553	$53	$606

(1)	This segment was formerly known as Developing Markets, Oceania & North Asia

Note 3.  Transactions with Altria Group, Inc.:

On March 30, 2007, we entered into a post-spin Transition Services Agreement with Altria’s subsidiary, Altria Corporate Services, Inc. (“ALCS”). Under the agreement, ALCS is providing information technology services to Kraft during the EDS transition. In the first quarter of 2007, ALCS provided pre-spin administrative services to us under a separate Corporate Services agreement that expired on March 30, 2007. Billings for all services were $4 million for the three months and $27 million for the nine months ended September 30, 2007. The remaining services provided by ALCS will cease by the end of the year.

On March 30, 2007, we also entered into Employee Matters and Tax Sharing Agreements with Altria. The Employee Matters Agreement sets out each company’s obligations for employee transfers, equity compensation and other employee benefits matters for individuals moving, or who previously moved between companies. The Tax Sharing Agreement identifies Altria’s and Kraft’s rights, responsibilities and obligations with respect to our income taxes following the Distribution. It also places certain restrictions on us, including a 2-year limit on share repurchases of no more than 20% of our Common Stock outstanding at the time of the Distribution.

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

Note 4.  Acquisitions:

On October 29, 2007, we announced that we have signed final agreements to acquire the global biscuit business of Groupe Danone S.A. (“Danone Biscuit”) for €5.3 billion (approximately $7.5 billion) in cash subject to purchase price adjustments. This follows the announcement of our binding offer in July which, according to French law, was subject to consultation with Groupe Danone S.A.’s works councils. The recent conclusion of these consultations has allowed the Group Danone S.A. Board of Directors to approve the transaction and both parties to sign the final sale agreement. Danone Biscuit generated global revenues of approximately $2.7 billion during 2006. Completion of this transaction is subject to customary closing conditions, including regulatory approval. We expect the transaction to close by the end of the year.

In September 2006, we acquired the Spanish and Portuguese operations of United Biscuits (“UB”) for approximately $1.1 billion. The non-cash acquisition was financed by our assumption of $541 million of debt issued by the acquired business immediately prior to the acquisition, as well as $530 million of value for the redemption of our outstanding investment in UB, primarily deep-discount securities. As part of the transaction, we also recovered the rights to all Nabisco trademarks in the European Union, Eastern Europe, the Middle East and Africa, which UB had held since 2000. These businesses contributed net revenues of approximately $129 million during the three months and $344 million during the nine months ended September 30, 2007. Due to the timing of closing of the acquisition, our financial statements for the period ended September 30, 2006, do not reflect results from these operations, the amounts of which were not material.

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

In October 2007, we announced and closed the sale of our flavored water and juice brand assets and related trademarks.

Note 6.  Stock Plans:

On May 3, 2007, our Board of Directors approved a stock option grant to Irene Rosenfeld to recognize her election as our Chairman. Ms. Rosenfeld received 300,000 stock options under the 2005 Performance Incentive Plan, which vest under varying market and service conditions and expire ten years after the grant date.

At Distribution, as described in Note 1, Accounting Policies, Altria stock awards were modified through the issuance of Kraft stock awards, and accordingly the Altria stock awards were split into two instruments. Holders of Altria stock options received: 1) a new Kraft option to acquire shares of Kraft Common Stock; and 2) an adjusted Altria stock option for the same number of shares of Altria common stock previously held, but with a proportionally reduced exercise price. For each employee stock option outstanding, the aggregate intrinsic value immediately after the Distribution was not greater than the aggregate intrinsic value immediately prior to the Distribution. Holders of Altria restricted stock or stock rights awarded before January 31, 2007, retained their existing awards and received restricted stock or stock rights in Kraft Common Stock. Recipients of Altria restricted stock or stock rights awarded on or after January 31, 2007, did not receive Kraft restricted stock or stock rights because Altria had announced the Distribution at that time. We reimbursed Altria $179 million for net settlement of the employee stock awards as detailed below. We determined the fair value of the stock options using the Black-Scholes option valuation model; and adjusted the fair value of the restricted stock and stock rights by the value of projected forfeitures.

In April 2007, we paid the following to Altria (in millions):

Kraft stock options received by Altria employees	$240
Altria stock options received by Kraft employees	(440)
Kraft stock awards received by holders of Altria stock awards	33
Altria stock awards received by holders of Kraft stock awards	(12)

Net payment to Altria	$(179)

Based upon the number of Altria stock awards outstanding at Distribution, we granted stock options for approximately 24.1 million shares of Kraft Common Stock at a weighted-average price of $15.75. The options expire between 2007 and 2012. In addition, we issued approximately 3.0 million shares of restricted stock and stock rights. The market value per restricted share or right was $31.66 on the date of grant. Restrictions on the majority of these restricted stock and stock rights lapse in the first quarter of either 2008 or 2009.

In January 2007, we issued approximately 5.2 million shares of restricted stock and stock rights to eligible U.S. and non-U.S. employees as part of our annual incentive program. Restrictions on these shares and rights lapse in the first quarter of 2010. The market value per restricted share or right was $34.655 on the date of grant. Additionally, in the normal course of business we issued approximately 0.1 million shares of restricted stock and stock rights during the nine months ended September 30, 2007. The weighted-average market value per restricted share or right was $32.987 on the date of grant. The total number of restricted shares and rights issued in the nine months ended September 30, 2007 was 8.3 million, including those issued as a result of the Distribution.

During the nine months ended September 30, 2007, approximately 4.5 million shares of restricted stock and stock rights vested at a market value of $151 million.

The total intrinsic value of the 0.9 million Kraft stock options exercised during the third quarter of 2007 was $12.4 million. The total intrinsic value of the 4.9 million Kraft stock options exercised during the first nine months of 2007 was $68.2 million.

Note 7.  Earnings Per Share:

Basic and diluted EPS were calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions, except per share data)

Net earnings	$596	$748	$2,005	$2,436

Weighted average shares for basic EPS	1,557	1,638	1,590	1,648
Plus incremental shares from assumed conversions of stock options, restricted stock and stock rights	19	10	18	10

Weighted average shares for diluted EPS	1,576	1,648	1,608	1,658

Basic earnings per share	$0.38	$0.46	$1.26	$1.48

Diluted earnings per share	$0.38	$0.45	$1.25	$1.47

For the three and nine months ended September 30, 2007 and 2006, we excluded an insignificant number of Kraft stock options from the calculation of weighted average shares for diluted EPS, because they were antidilutive.

Note 8.  Contingencies:

Legal Proceedings: We are defendants in a variety of legal proceedings. Plaintiffs in a few of those cases seek substantial damages. We cannot predict with certainty the results of these proceedings. However, we believe that the final outcome of these proceedings will not materially affect our financial results.

Third-Party Guarantees: We have third-party guarantees because of our acquisition, divestiture and construction activities. As part of those transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At September 30, 2007, our third-party guarantees were approximately $30 million, of which approximately $7 million have no specified expiration dates. Substantially all of the remainder expire at various times through 2016. We had a liability of $24 million on our condensed consolidated balance sheet at September 30, 2007, relating to these guarantees.

Note 9. Goodwill and Other Intangible Assets, Net:

Goodwill by reportable segment was as follows:

	September 30, 2007	December 31, 2006
	(in millions)

North America Beverages	$1,370	$1,372
North America Cheese & Foodservice	4,210	4,218
North America Convenient Meals	2,171	2,167
North America Grocery	3,053	3,058
North America Snacks & Cereals	8,599	8,696
European Union	5,280	5,004
Developing Markets	1,085	1,038

Total goodwill	$25,768	$25,553

Other intangible assets were as follows:

	September 30, 2007		December 31, 2006
	Intangible Assets, at cost	Accumulated Amortization	Intangible Assets, at cost	Accumulated Amortization
	(in millions)		(in millions)

Non-amortizable intangible assets	$9,864	$–	$10,150	$–
Amortizable intangible assets	186	58	94	67

Total other intangible assets	$10,050	$58	$10,244	$67

Non-amortizable intangible assets consist substantially of brand names purchased through the Nabisco Holdings Corp. and UB acquisitions. Amortizable intangible assets consist primarily of trademark licenses and non-compete agreements. We made the following significant adjustments to goodwill and intangible assets during the nine months ended September 30, 2007:

•      reduced goodwill by $85 million upon the adoption of FIN 48 (see Note 15, Income Taxes, for further details) and increased goodwill by $28 million in connection with the UB acquisition (included within other below);

•      reduced goodwill by $45 million and intangible assets by $132 million primarily due to the divestiture our hot cereal assets and trademarks;

•      recorded an asset impairment charge of $70 million to intangible assets in anticipation of our flavored water and juice brand assets and related trademarks sale;

•      completed the purchase price allocation and reclassified $101 million from non-amortizable to amortizable intangible assets as part of the UB acquisition; and

•      removed a fully amortized intangible asset for $18 million.

The movement in goodwill and intangible assets from December 31, 2006 is as follows:

	Goodwill	Intangible Assets, at cost
	(in millions)

Balance at December 31, 2006	$25,553	$10,244
Changes due to:
Currency	317	26
Divestitures	(45)	(132)
Asset Impairment	(3)	(70)
Other	(54)	(18)

Balance at September 30, 2007	$25,768	$10,050

Amortization expense for intangible assets was $3 million in the third quarter of 2007 and $9 million in the first nine months of 2007. We currently estimate amortization expense for each of the next five years to be approximately $11 million or less.

Note 10. Debt and Borrowing Arrangements:

On August 13, 2007, we issued $3.5 billion of senior unsecured notes, which was the remaining amount available under our shelf registration. We used the net proceeds ($3,462 million) from the sale of the offered securities for general corporate purposes, including the repayment of outstanding commercial paper. The $3.5 billion of notes bear the following general terms:

•	$250,000,000 total principal notes due August 11, 2010 at a fixed, annual interest rate of 5.625%. Interest is payable semiannually beginning February 11, 2008.

•	$750,000,000 total principal notes due February 11, 2013 at a fixed, annual interest rate of 6.000%. Interest is payable semiannually beginning February 11, 2008.

•	$1,500,000,000 total principal notes due August 11, 2017 at a fixed, annual interest rate of 6.500%. Interest is payable semiannually beginning February 11, 2008.

•	$750,000,000 total principal notes due August 11, 2037 at a fixed, annual interest rate of 7.000%. Interest is payable semiannually beginning February 11, 2008.

•

$250,000,000 total principal notes due August 11, 2010 at a floating, annual interest rate of LIBOR plus 50 basis points that resets quarterly. The rate as of September 30, 2007 was 6.000%. Interest on the floating rate notes is payable quarterly, beginning on November 13, 2007.

Each of these notes contain covenants that restrict our ability to incur debt secured by liens, and engage in sale/leaseback transactions. If we experience a “change in control” triggering event, which results in below investment grade credit ratings by the three major rating agencies, we may be required to offer to purchase the notes from holders.

On October 12, 2007, we entered into a 364-day bridge facility agreement for €5.3 billion (approximately $7.5 billion) for our pending acquisition of Danone Biscuit. We intend to reduce borrowings or commitments under this facility with proceeds from the issuance of investment grade bonds or other securities. According to the credit agreement, the commitment of the lenders or drawings under the facility will be reduced by the proceeds from equity offerings and by the net cash proceeds in excess of $1.0 billion from aggregate debt offerings having a maturity of greater than one year. Additionally, drawings under this facility may be reduced by the proceeds in excess of $1.0 billion from the aggregate sale or divestiture of assets. This facility replaces a commitment letter we entered into upon the announcement of the Danone Biscuit acquisition.

On May 24, 2007, we entered into a $1.5 billion, 364-day revolving credit agreement. According to the terms of this credit agreement, it was terminated upon the issuance of the $3.5 billion of senior unsecured notes in August 2007.

At September 30, 2007 and December 31, 2006, our long-term debt consisted of the following:

	2007	2006
	(in millions)

Notes, 4.00% to 7.55% (average effective rate 5.87%), due through 2037	$10,392	$8,290
7% Debenture (effective rate 11.32%), $200 million face amount, due 2011	174	170
Foreign currency obligations	15	15
Other	39	24

Total long-term debt	10,620	8,499
Less current portion of long-term debt	(20)	(1,418)

Long-term debt	$10,600	$7,081

Aggregate maturities of long-term debt for the years ended September 30, are as follows (in millions):

2008	$ 20
2009	707
2010	1,256
2011	203
2012	3,502
Thereafter	4,966

Based on market quotes, where available, or interest rates currently available to us for issuance of debt with similar terms and remaining maturities, the aggregate fair value of our long-term debt, including the current portion of long-term debt, was $10,788 million at September 30, 2007.

Note 11. Accumulated Other Comprehensive Losses:

The components of accumulated other comprehensive losses are as follows:

	Currency Translation Adjustments	Pension and Other Benefits	Derivatives Accounted for as Hedges	Total
	(in millions)

Balances at December 31, 2006	$(723)	$(2,342)	$(4)	$(3,069)
Other comprehensive earnings/ (losses), net of income taxes:
Currency translation adjustments	367	(54)	–	313
Amortization of experience losses and prior service costs	–	150	–	150
Valuation update	–	75	–	75
Change in fair value of derivatives accounted for as hedges	–	–	35	35

Total other comprehensive earnings				573

Balances at September 30, 2007	$(356)	$(2,171)	$31	$(2,496)

Note 12. Segment Reporting:

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

In September 2007 we announced that we are implementing a new operating structure effective in early 2008. We expect to finalize our new reporting structure thereafter.

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

Segment data were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)		(in millions)

Net revenues:
North America Beverages	$773	$731	$2,453	$2,345
North America Cheese & Foodservice	1,537	1,446	4,545	4,410
North America Convenient Meals	1,311	1,232	3,831	3,676
North America Grocery	602	597	2,001	2,019
North America Snacks & Cereals	1,655	1,585	4,812	4,729
European Union	1,855	1,544	5,446	4,550
Developing Markets	1,321	1,108	3,757	3,256

Net revenues	$9,054	$8,243	$26,845	$24,985

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)		(in millions)

Earnings before income taxes:
Operating income:
Segment operating income:
North America Beverages	$(4)	$83	$269	$345
North America Cheese & Foodservice	159	233	501	615
North America Convenient Meals	185	183	526	568
North America Grocery	184	176	651	674
North America Snacks & Cereals	240	255	754	666
European Union	129	347	372	562
Developing Markets	137	122	366	255
General corporate expenses	(46)	(43)	(139)	(131)
Amortization of intangibles	(3)	(1)	(9)	(6)

Operating income	981	1,355	3,291	3,548
Interest and other debt expense, net	(165)	(134)	(378)	(377)

Earnings before income taxes	$816	$1,221	$2,913	$3,171

We incurred asset impairment, exit and implementation costs of $201 million during the three months and $446 million during the nine months ended September 30, 2007. Refer to Note 2, Asset Impairment, Exit and Implementation Costs, for a breakout of charges by segment.

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

Net revenues by consumer sector, which includes the separation of Foodservice and Kraft International into sector components and Cereals into the Grocery sector, were as follows:

	For the Three Months Ended September 30, 2007			For the Three Months Ended September 30, 2006
	Kraft North America	Kraft International	Total	Kraft North America	Kraft International	Total
	(in millions)			(in millions)

Snacks	$1,439	$1,296	$2,735	$1,372	$994	$2,366
Beverages	840	1,084	1,924	795	955	1,750
Cheese & Dairy	1,231	436	1,667	1,142	391	1,533
Grocery	995	239	1,234	981	202	1,183
Convenient Meals	1,373	121	1,494	1,301	110	1,411

Total net revenues	$5,878	$3,176	$9,054	$5,591	$2,652	$8,243

	For the Nine Months Ended September 30, 2007			For the Nine Months Ended September 30, 2006
	Kraft North America	Kraft International	Total	Kraft North America	Kraft International	Total
	(in millions)			(in millions)

Snacks	$4,146	$3,767	$7,913	$3,994	$2,988	$6,982
Beverages	2,648	3,201	5,849	2,539	2,823	5,362
Cheese & Dairy	3,648	1,228	4,876	3,485	1,135	4,620
Grocery	3,184	670	3,854	3,276	571	3,847
Convenient Meals	4,016	337	4,353	3,885	289	4,174

Total net revenues	$17,642	$9,203	$26,845	$17,179	$7,806	$24,985

Note 13. Financial Instruments:

Kraft is exposed to price risk related to forecasted purchases of certain commodities that we primarily use as raw materials. Accordingly, we use commodity forward contracts as cash flow hedges, primarily for coffee, milk, sugar and cocoa. Commodity forward contracts generally qualify for the normal purchase exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) and are, therefore, not subject to its provisions. We also use commodity futures and options to hedge the price of certain commodities, including cheese, milk, coffee, cocoa, wheat, corn, sugar, soybean oil and natural gas. Net unrealized gains on all of our commodity positions were insignificant at September 30, 2007 and December 31, 2006. Some of these derivative instruments are highly effective and qualify for hedge accounting under SFAS 133. We defer the effective portion of the unrealized gains and losses on commodity futures and option contracts as a component of accumulated other comprehensive earnings / (losses). We recognize the deferred portion as a component of cost of sales in our condensed consolidated statement of earnings when the related inventory is sold. We expect to transfer an insignificant amount of unrealized gains / (losses) to earnings during the next 12 months, and recognized an insignificant amount during the three and nine months ended September 30, 2007. Ineffectiveness is recorded as a component of interest and other debt expense in our condensed consolidated statement of earnings, and it was insignificant during the three and nine months ended September 30, 2007. For the derivative instruments that we considered economic hedges but did not designate for hedge accounting under SFAS 133, we recognized net gains of $13 million during the three months and $29 million during the nine months ended September 30, 2007 directly as a component of cost of sales in our condensed consolidated statement of earnings. In aggregate, we had net long commodity positions of $497 million at September 30, 2007, and $533 million at December 31, 2006. As of September 30, 2007, we had hedged forecasted commodity transactions for periods not exceeding the next 18 months.

We also use various financial instruments to mitigate our exposure to changes in exchange rates from third-party and intercompany actual and forecasted transactions. Based on the size and location of our businesses, the primary currencies we are exposed to include the euro, Swiss franc, British pound and Canadian dollar. These instruments include forward foreign exchange contracts, foreign currency swaps and foreign currency options. Net unrealized losses on all of our foreign currency positions were approximately $196 million at September 30, 2007, and net unrealized gains were insignificant at December 31, 2006. Substantially all of these derivative instruments are highly effective and qualify for hedge accounting under SFAS 133. We defer the effective portion of unrealized gains and losses associated with forward, swap and option contracts as a component of accumulated other comprehensive earnings / (losses) until the underlying hedged transactions are reported in our condensed consolidated statement of earnings. We recognize the deferred portion as a component of cost of sales in our condensed consolidated statement of earnings when the related inventory is sold or as foreign currency translation gain or loss for our hedges of intercompany loans when the payments are made. We expect to transfer an insignificant amount of unrealized gains / (losses) to earnings during the next 12 months, and recognized an insignificant amount during the three and nine months ended September 30, 2007. Ineffectiveness is recorded as a component of interest and other debt expense in our condensed consolidated statement of earnings, and it was insignificant during the three and nine months ended September 30, 2007. For the derivative instruments that we consider economic hedges but do not designate for hedge accounting under SFAS 133, we recognize gains and losses directly as a component of cost of sales or foreign currency translation loss in our condensed consolidated statement of earnings, depending on the nature of the underlying transaction. For these derivative instruments, we recognized net losses of $129 million during the three months and $90 million during the nine months ended September 30, 2007 in our condensed consolidated statement of earnings. The majority of these losses were attributable to intercompany loans with offsetting foreign currency gains from the intercompany receivable. In aggregate, we had forward foreign exchange contracts, foreign currency swaps and foreign exchange options with aggregate notional amounts of $5.6 billion at September 30, 2007, and $2.6 billion at December 31, 2006. As of September 30, 2007, we had hedged forecasted foreign currency transactions for periods not exceeding the next 51 months. During the first quarter of 2007, we hedged currency exposure related to new, longer term intercompany loans with foreign subsidiaries. Excluding these intercompany loans, we had hedged forecasted foreign currency transactions for periods not exceeding the next nine months.

Hedging activities affected accumulated other comprehensive losses, net of income taxes, as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)		(in millions)

Accumulated gain / (loss) at beginning of period	$28	$(3)	$(4)	$(4)
Transfer of realized (gains) / losses in fair value to earnings	(4)	(3)	(7)	7
Unrealized gain / (loss) in fair value	7	(32)	42	(41)

Accumulated gain / (loss) at September 30	$31	$(38)	$31	$(38)

Note 14. Benefit Plans:

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

Pension Plans:

Components of Net Periodic Pension Cost

Net periodic pension cost consisted of the following for the three and nine months ended September 30, 2007 and 2006:

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2007	2006	2007	2006
	(in millions)		(in millions)

Service cost	$40	$42	$25	$24
Interest cost	91	89	49	42
Expected return on plan assets	(131)	(126)	(64)	(50)
Amortization:
Net loss from experience differences	35	50	18	20
Prior service cost	1	1	2	2
Other expense	19	–	–	2

Net periodic pension cost	$55	$56	$30	$40

	U.S. Plans		Non-U.S. Plans
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)		(in millions)

Service cost	$119	$127	$73	$70
Interest cost	273	266	142	125
Expected return on plan assets	(393)	(378)	(184)	(149)
Amortization:
Net loss from experience differences	105	149	50	54
Prior service cost	4	4	6	6
Other expense	53	–	–	2

Net periodic pension cost	$161	$168	$87	$108

Employees left Kraft under workforce reduction initiatives, resulting in settlement losses for the U.S. plans of $4 million in the third quarter of 2007 and $19 million in the nine months ended September 30, 2007. In addition, retiring employees elected lump-sum payments, resulting in settlement losses for U.S. plans of $15 million in the third quarter of 2007 and $34 million in the nine months ended September 30, 2007. These costs are included in other expense, above.

Employer Contributions

We make contributions to our U.S. and non-U.S. pension plans to the extent that they are tax deductible and do not generate an excise tax liability. During the nine months ended September 30, 2007, we contributed $14 million to our U.S. plans and $113 million to our non-U.S. plans. We currently plan to make additional contributions of approximately $2 million to our U.S. plans and approximately $44 million to our non-U.S. plans during the remainder of 2007. However, our actual contributions may be different due to many factors. Those factors include changes in tax and other benefit laws, pension asset performance that differs significantly from the expected performance, or significant changes in interest rates.

Postretirement Benefit Plans:

Net postretirement health care costs consisted of the following for the three and nine months ended September 30, 2007 and 2006:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)		(in millions)

Service cost	$11	$12	$35	$37
Interest cost	44	44	132	131
Amortization:
Net loss from experience differences	15	17	44	58
Prior service credit	(7)	(6)	(20)	(19)

Net postretirement health care costs	$63	$67	$191	$207

Postemployment Benefit Plans: Net postemployment costs consisted of the following for the three and nine months ended September 30, 2007 and 2006:
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)		(in millions)

Service cost	$1	$1	$3	$4
Interest cost	1	1	4	3
Amortization of unrecognized net gains	(1)	(2)	(2)	(6)
Other expense	26	54	85	170

Net postemployment costs	$27	$54	$90	$171

As previously discussed in Note 2, Asset Impairment, Exit and Implementation Costs, we announced several workforce reduction initiatives as part of the Restructuring Program. The postemployment benefit plan cost of these initiatives was $26 million during the three months and $85 million during the nine months ended September 30, 2007. These costs are included in other expense, above.

Note 15. Income Taxes:

Kraft accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Prior to the Distribution, Altria included our U.S. accounts in its consolidated federal income tax return, and we generally computed income taxes on a separate company basis. However, some of our foreign tax credits, capital losses and other credits could not be used on a separate company basis. To the extent that Altria used our foreign tax credits and other tax benefits in its consolidated federal income tax return, we recognized the benefit in the calculation of our provision for income taxes. We made payments to, or were reimbursed by, Altria for the tax effects resulting from being included in Altria’s tax return, including current taxes payable and net changes in tax provisions. As of March 31, 2007, we are no longer a member of the Altria consolidated tax return group and will file our own federal consolidated income tax return. Altria also previously carried our federal tax contingencies on its balance sheet and reported them in its financial statements. As a result of the Distribution, Altria transferred our federal tax contingencies of $375 million to our balance sheet and related interest income of $77 million at the end of the first quarter of 2007. During the second quarter, Altria paid us $305 million for the federal tax contingencies held by them, less the impact of federal reserves reversed due to the adoption of FASB Interpretation No. 48. This amount is reflected as a component of other within the net cash provided by operating activities section of the condensed consolidated statement of cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for the Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). The provisions of FIN 48 became effective for us as of January 1, 2007. FIN 48 clarifies when tax benefits should be recorded in the financial statements and provides measurement criteria for valuing such benefits. In order for us to recognize benefits, our tax position must be more-likely-than-not to be sustained upon audit. The amount we recognize is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Before the implementation of FIN 48, we established additional provisions for certain positions that were likely to be challenged even though we believe that those existing tax positions were fully supportable. The adoption of FIN 48 resulted in an increase to shareholders’ equity as of January 1, 2007 of $213 million and resulted from:

•	a $265 million decrease in the liability for unrecognized tax benefits, comprised of $247 million in tax and $18 million in interest;

•	a reduction in goodwill of $85 million; and

•	an increase to federal and state deferred tax assets of $33 million.

As of January 1, 2007, after the implementation of FIN 48, our unrecognized tax benefits were $667 million. If we had recognized all of these benefits, the net impact on our income tax provision would have been $530 million. There were no material changes due to settlements with tax authorities or the expiration of the statute of limitations during the nine months ended September 30, 2007. As a result, the change in our unrecognized tax benefits during the nine months ended September 30, 2007 was insignificant. We expect that the amount of unrecognized tax benefits will increase by approximately $70-$85 million from a variety of federal, state and foreign tax positions during the next 12 months. We include accrued interest and penalties related to uncertain tax positions in our tax provision. As of January 1, 2007, we had $125 million of accrued interest and penalties. The change in accrued interest and penalties during the nine months ended September 30, 2007 was insignificant.

We are regularly examined by federal and various state and foreign tax authorities. The U.S. federal statute of limitations remains open for the year 2000 and onward, with years 2000 through 2003 currently under examination by the IRS. Taxing authorities in various U.S. state and foreign jurisdictions are also currently examining us. U.S. state and foreign jurisdictions have statutes of limitations generally ranging from 3 to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include Germany (1999 onward), Brazil (2001 onward), Canada (2001 onward) and Spain (2001 onward).

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

Executive Summary

The following executive summary provides significant highlights of the Discussion and Analysis that follows.

•	Net revenues in the third quarter of 2007 increased 9.8% to $9.1 billion and increased 7.4% to $26.8 billion in the first nine months of 2007.

•	Diluted EPS in the third quarter of 2007 decreased 15.6% to $0.38 and decreased 15.0% to $1.25 in the first nine months of 2007.

•

We made solid progress executing our long-term growth strategy, which focuses on: rewiring the organization for growth; reframing our categories; exploiting our sales capabilities; and driving down costs without compromising quality.

•

On October 29, 2007, we announced that we have signed final agreements to acquire the global biscuit business of Groupe Danone S.A. for €5.3 billion (approximately $7.5 billion) in cash. The transaction is subject to customary closing conditions, including regulatory approval, and we expect it to close by the end of the year.

•	We recorded Restructuring Program charges of $81 million during the three months and $326 million during the nine months ended September 30, 2007.

•

In August 2007, we issued $3.5 billion of senior unsecured notes. We used the net proceeds ($3,462 million) from the sale of the offered securities for general corporate purposes, including the repayment of outstanding commercial paper.

•

A new $5.0 billion, two-year share repurchase program went into effect immediately following the Distribution. During the third quarter of 2007, we repurchased 30.2 million shares of our Common Stock for approximately $1.0 billion, bringing total repurchases since the beginning of the program to 90.9 million shares for $3.0 billion.

•

In the third quarter of 2007, our Board of Directors approved an 8.0% increase in the current quarterly dividend rate to $0.27 per share on our Common Stock. As a result, our present annualized dividend rate is $1.08 per common share.

Discussion and Analysis

Growth Strategy

At the Lehman Brothers Back-To-School Consumer Conference in September 2007, our Chairman and CEO, Irene Rosenfeld, highlighted the solid progress that we made executing our long-term growth strategy. Below is a summary of our four growth strategies and the developments within each.

Rewire the organization for growth – We are making significant changes to our leadership, reward systems and structure. Over the past year, we have built a new management team, with roughly half of our top executives new to Kraft or their positions. That includes Tim McLevish as our new CFO effective October 1, 2007 and the two leaders of our commercial units, Rick Searer, the president of Kraft North America, and Sanjay Khosla, the president of Kraft International. Additionally, we directly linked our annual incentive program with business unit performance and our long-term incentive program with key drivers such as operating income growth. Furthermore, we expect to complete the implementation of a new structure by early 2008 built on three core elements: accountable business units; shared services that leverage the scale of our global portfolio; and a streamlined corporate staff. We expect some job eliminations as we improve effectiveness and streamline our headquarter functions.

Reframe our categories – We compared each of our categories to those of our competitors, focusing on: growth potential; relative market share position; and profitability. Our assessment allowed us to prioritize exactly “where” to invest to best accelerate our growth. For those businesses that we determine no longer fit our long-term growth plan, we will explore options for divestitures in a tax efficient manner, as well as outright sales.

A framework was also established to define “how” we will invest. The reframing of our categories is predicated on four clear consumer growth trends in the food industry: Snacking; Quick Meals; Health and Wellness; and Premium Quality. Through this framework that we call the “Growth Diamond,” we are building a robust pipeline of new ideas across Kraft.

In 2007, we plan to spend on the high end of an incremental $300-$400 million primarily on product quality improvements, new products and increased marketing to jumpstart growth. We have incurred approximately $250 million of these incremental costs during the nine months ended September 30, 2007. In Kraft North America, we are focusing these incremental investments on large, highly profitable categories, including macaroni & cheese, pizza, biscuits, cheese and coffee. In Kraft International, we are building our core brands, particularly in our chocolate and coffee categories in the European Union.

Exploit our sales capabilities – We are using our scale to combine the executional benefits of direct store delivery used in our Biscuit business unit with the economics of our warehouse delivery to drive faster growth in Kraft North America. We are creating a sustainable competitive advantage as one sales representative covers an entire store “Wall-to-Wall.” Wall-to-Wall will increase the frequency of our retail visits and build stronger, ongoing relationships with store management allowing us to: reduce out-of-stocks; get new items to the shelves more quickly; and increase the number and quality of displays. We plan to complete the full rollout in North America by mid-2008.

Kraft International is expanding our reach to the traditional trade in key developing markets. In select markets, we invested to expand our reach to the traditional trade, and have seen positive results. By expanding our distribution reach in countries with rapidly growing demand, we plan to build profitable scale.

Drive down costs without compromising product quality – We plan to contain administrative overhead costs while investing in quality, R&D, marketing, sales and other capabilities that support growth. We anticipate completing our Restructuring Program in 2008 with total annualized savings of at least $1.0 billion. We are seeking ways to expand margins while providing the funding to drive growth. We believe the new organizational structure will be a key enabler.

Summary of Financial Results

The following table shows the significant changes in our net earnings and diluted EPS between the three months ended September 30, 2007 and 2006, and between the nine months ended September 30, 2007 and 2006 (in millions, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	Net Earnings	Diluted EPS	Net Earnings	Diluted EPS

September 30, 2006	$748	$0.45	$2,436	$1.47
2007 Losses on divestitures	–	–	(2)	–
2006 Losses on divestitures	60	0.04	70	0.04
2006 Gain on redemption of United Biscuits investment	(148)	(0.09)	(148)	(0.09)
2007 Restructuring Program	(51)	(0.03)	(208)	(0.13)
2006 Restructuring Program	94	0.06	331	0.20
2007 Asset impairment charges	(52)	(0.03)	(52)	(0.03)
2006 Asset impairment charges	–	–	78	0.05
Change in tax rate	16	0.01	11	0.01
Interest from tax reserve transfers from Altria Group, Inc.	–	–	50	0.03
Favorable resolution of the Altria Group, Inc. 1996-1999 IRS Tax Audit	–	–	(405)	(0.24)
Shares outstanding	–	0.02	–	0.04
Consolidated Results of Operations	(71)	(0.05)	(156)	(0.10)

September 30, 2007	$596	$0.38	$2,005	$1.25

See below for a discussion of those events affecting comparability and a discussion of operating results.

Acquisitions and Divestitures

On October 29, 2007, we announced that we have signed final agreements to acquire the global biscuit business of Groupe Danone S.A. (“Danone Biscuit”) for €5.3 billion (approximately $7.5 billion) in cash subject to purchase price adjustments. This follows the announcement of our binding offer in July which, according to French law, was subject to consultation with Groupe Danone S.A.’s works councils. The recent conclusion of these consultations has allowed the Group Danone S.A. Board of Directors to approve the transaction and both parties to sign the final sale agreement. Danone Biscuit generated global revenues of approximately $2.7 billion during 2006. Completion of this transaction is subject to customary closing conditions, including regulatory approval. We expect it to close by the end of the year.

In October 2007, we announced and closed the sale of our flavored water and juice brand assets and related trademarks, including Veryfine and Fruit2O.

In September 2006, we acquired the Spanish and Portuguese operations of United Biscuits (“UB”) for approximately $1.1 billion. The non-cash acquisition was financed by our assumption of $541 million of debt issued by the acquired business immediately prior to the acquisition, as well as $530 million of value for the redemption of our outstanding investment in UB, primarily deep-discount securities. The redemption of our outstanding investment resulted in a gain on closing of approximately $251 million or $0.09 per diluted share in the third quarter of 2006. As part of the transaction, we also recovered the rights to all Nabisco trademarks in the European Union, Eastern Europe, the Middle East and Africa, which UB had held since 2000. The Spanish and Portuguese operations of UB include its biscuits, dry desserts, canned meats, tomato and fruit juice businesses. The operations also include seven manufacturing facilities and 1,300 employees. These businesses contributed net revenues of approximately $129 million during the three months and $344 million during the nine months ended September 30, 2007. Due to the timing of closing of the acquisition, our financial statements for the period ended September 30, 2006 do not reflect results from these operations, the amounts of which were not material.

During the second quarter of 2007, we sold sugar confectionery assets in Romania and related trademarks. During the first quarter of 2007, we sold our hot cereal assets and trademarks. In aggregate, we received $203 million in proceeds, and recorded pre-tax gains of $20 million on these sales. We recorded an after-tax loss of $2 million on these divestitures primarily due to the differing tax bases of our hot cereal assets and trademarks.

In the nine months ended September 30, 2006, we received $674 million in proceeds and recorded pre-tax losses of $14 million, or $0.04 per diluted share after-taxes, on the following sales. During the first quarter of 2006, we sold certain Canadian assets and a small U.S. biscuit brand. During the second quarter of 2006, we sold our industrial coconut assets. During the third quarter of 2006, we sold our pet snacks brand and assets.

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

Restructuring Program

In January 2004, we announced a three-year restructuring program (the “Restructuring Program”) and, in January 2006, extended it through 2008. The objectives of this program are to leverage our global scale, realign and lower our cost structure, and optimize capacity. As part of the Restructuring Program we anticipate:

•	incurring approximately $3.0 billion in pre-tax charges reflecting asset disposals, severance and implementation costs, including approximately $500 million of the charges during 2007;
•	closing up to 40 facilities and eliminating approximately 14,000 positions;
•	using cash to pay for approximately $1.9 billion of the $3.0 billion in charges; and
•	annual savings of at least $1.0 billion upon completion.

In September 2007, we announced that we are implementing a new operating structure built on three core elements: accountable business units; shared services that leverage the scale of our global portfolio; and a streamlined corporate staff. We expect to complete the roll-out of this new structure by early 2008. The primary objective of this initiative is improved effectiveness, and as a result, we expect some job eliminations as we streamline our headquarter functions.

We incurred charges under the Restructuring Program of $81 million, or $0.03 per diluted share, during the three months and $326 million, or $0.13 per diluted share, during the nine months ended September 30, 2007, and $148 million, or $0.06 per diluted share, during the three months and $496 million, or $0.20 per diluted share, during the nine months ended September 30, 2006. In total, we have incurred $1.9 billion in charges since the inception of the Restructuring Program. We expect to pay cash for approximately 60% of the charges. In connection with severance initiatives announced since 2004, we expect to eliminate approximately 10,800 positions. As of September 30, 2007, we had eliminated approximately 10,400 of these positions.

In addition, we expect to spend approximately $550 million in capital to implement the Restructuring Program. We have spent $334 million in capital since the inception of the Restructuring Program, including $89 million spent in the first nine months of 2007. Cumulative annualized cost savings resulting from the Restructuring Program were approximately $540 million through 2006. Incremental cost savings totaled approximately $180 million in the first nine months of 2007, resulting in cumulative annualized savings under the Restructuring Program of approximately $720 million to date. We expect these savings to reach approximately $775 million by the end of 2007. Refer to Note 2, Asset Impairment, Exit and Implementation Costs, for further details of our Restructuring Program.

Asset Impairment Charges

In October 2007, we announced and closed the sale of our flavored water and juice brand assets and related trademarks. In recognition of the anticipated sale, we recorded a $120 million, or $0.03 per diluted share, asset impairment charge for these assets in the third quarter. The charge, which included the write-off of the associated goodwill, intangible assets and property, plant and equipment, was recorded as asset impairment and exit costs on the condensed consolidated statement of earnings.

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

In the first quarter of 2006, we incurred an asset impairment charge of $86 million in anticipation of the pet snacks brand and assets sale. The charge, which included the write-off of a portion of the associated goodwill, intangible assets and property, plant and equipment, was recorded as asset impairment and exit costs on the 2006 consolidated statement of earnings. We recorded aggregate asset impairment charges in the nine months ended September 30, 2006 amounting to $110 million, or $0.05 per diluted share.

Provision for Income Taxes

Our tax rate was 27.0% in the third quarter of 2007 and 31.2% in the first nine months of 2007. Our provision for income taxes includes a net benefit of $98 million in the third quarter of 2007 primarily resulting from the tax consequences of the impairment of our flavored water and juice brand assets and related trademarks as of the end of the quarter, and various foreign tax law changes enacted during the quarter. For the first nine months of 2007, the provision includes a net tax benefit of $106 million primarily resulting from the third quarter impairment and tax law changes plus the second quarter resolution of outstanding items in our international operations and various state jurisdictions, partially offset by tax costs associated with the sale of our hot cereal assets and trademarks in the first quarter.

As discussed in Note 15, Income Taxes, Altria transferred our federal tax contingencies of $375 million to our balance sheet and related interest income of $77 million, or $0.03 per diluted share, at the end of the first quarter of 2007 as a result of the Distribution. Following the Distribution, we are no longer a member of the Altria consolidated tax return group, and we will file our own federal consolidated income tax return. As a result of filing separately, we currently estimate the annual amount of lost tax benefits to be in the range of $50 million to $75 million.

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

Consolidated Results of Operations

The following discussion compares our consolidated results of operations for the three months ended September 30, 2007 and 2006, and for the nine months ended September 30, 2007 and 2006.

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

	For the Three Months Ended September 30,
	2007	2006	$ change	% change
	(in millions, except per share data)

Net revenues	$9,054	$8,243	$811	9.8%

Operating income	981	1,355	(374)	(27.6%	)

Net earnings	$596	$748	(152)	(20.3%	)

Weighted average shares for diluted earnings per share	1,576	1,648

Diluted earnings per share	$0.38	$0.45

	For the Nine Months Ended September 30,
	2007	2006	$ change	% change
	(in millions, except per share data)

Net revenues	$26,845	$24,985	$1,860	7.4%

Operating income	3,291	3,548	(257)	(7.2%	)

Net earnings	$2,005	$2,436	(431)	(17.7%	)

Weighted average shares for diluted earnings per share	1,608	1,658

Diluted earnings per share	$1.25	$1.47

Three Months Ended September 30:

Net Revenues – Net revenues increased $811 million (9.8%), due to favorable currency (2.5 pp), higher pricing, net of increased promotional spending (2.3 pp), higher volume (2.0 pp), favorable mix (1.9 pp), and the impact of acquisitions (1.6 pp), partially offset by the impact of divestitures (0.5 pp). Currency movements increased net revenues by $212 million, due primarily to the continuing weakness of the U.S. dollar against the euro, Canadian dollar and Brazilian real. Total volume increased 3.7% (1.7pp due to acquisitions net of divestitures), resulting from higher shipments in European Union and Developing Markets, partially offset by declines in our North American segments, including the impact of divestitures.

Operating Income – Operating income declined $374 million (27.6%), due primarily to the prior year $251 million gain on the redemption of our UB investment, higher total manufacturing costs, including higher commodity costs, net of the impact of higher pricing ($117 million), an asset impairment charge related to our flavored water and juice brand assets and related trademarks ($120 million) and higher marketing, administration and research costs ($89 million, including higher marketing support). These items were partially offset by favorable volume/mix ($116 million), and lower Restructuring Program charges ($67 million). Currency movements increased operating income by $27 million due primarily to the continuing weakness of the U.S. dollar against the euro and Canadian dollar.

Net Earnings – Net earnings of $596 million decreased by $152 million (20.3%), due to operating income declines and higher interest expense, partially offset by a favorable tax rate.

Earnings per Share – Third quarter 2007 diluted earnings per share were $0.38, down 15.6% from $0.45 in 2006. During the third quarter of 2007, we incurred $0.03 per diluted share ($81 million before taxes) in Restructuring Program costs as compared to $0.06 per diluted share ($148 million before taxes) in the third quarter of 2006. Additionally in the third quarter of 2007, we recorded an asset impairment charge related to the divestiture of our flavored water and juice brand assets and related trademarks amounting to $120 million or $0.03 per diluted share. During the third quarter of 2006, we recorded a gain on the redemption of our UB investment amounting to $0.09 per diluted share. Additionally, in the third quarter of 2006, we incurred a $0.04 per diluted share loss on divestitures.

Nine Months Ended September 30:

Net Revenues – Net revenues increased $1,860 million (7.4%), due primarily to favorable mix (2.4 pp), favorable currency (2.3 pp), the impact of acquisitions (1.4 pp), higher pricing, net of increased promotional spending (1.4 pp) and higher volume (0.8 pp), partially offset by the impact of divestitures (0.9 pp). Currency movements increased net revenues by $574 million, due primarily to the continuing weakness of the U.S. dollar against the euro. Total volume increased 1.4% (0.6pp due to acquisitions net of divestitures), driven by higher shipments in the European Union and Developing Markets, partially offset by lower volume in all North American segments due primarily to the impact of divestitures, the discontinuation of select lower margin foodservice products and declines in ready-to-drink beverages.

Operating Income – Operating income declined $257 million (7.2%), due primarily to higher marketing, administration and research costs ($346 million, including higher marketing support), the prior year $251 million gain on the redemption of our UB investment, higher total manufacturing costs, including higher commodity costs, net of the impact of higher pricing ($194 million) and an asset impairment charge related to our flavored water and juice brand assets and related trademarks ($120 million). These items were partially offset by favorable volume/mix ($326 million), lower Restructuring Program charges ($170 million) and 2006 asset impairment charges related to the divested pet snacks and hot cereal assets and trademarks and biscuits assets in Egypt ($110 million). Currency movements increased operating income by $67 million due primarily to the continuing weakness of the U.S. dollar against the euro.

Net Earnings – Net earnings of $2,005 million decreased by $431 million (17.7%), due primarily to operating income declines and a favorable tax rate in 2006 from a significant tax resolution.

Earnings per Share – In the first nine months of 2007 diluted earnings per share were $1.25, down 15.0% from $1.47 in 2006. During the first nine months of 2007, we incurred $0.13 per diluted share ($326 million before taxes) in Restructuring Program costs as compared to $0.20 per diluted share ($496 million before taxes) in the first nine months of 2006. Additionally, during the first nine months of 2007, we incurred $0.03 per diluted share ($120 million before taxes) in asset impairment charges as compared to $0.05 per diluted share ($110 million before taxes) in the first nine months of 2006. Due to the Distribution, we recognized interest income of $0.03 per diluted share ($77 million before taxes) from tax reserve transfers from Altria. In the first quarter of 2006, we benefited from favorable federal and state tax resolutions amounting to $405 million, or $0.24 per diluted share. Additionally, in the first nine months of 2006, we incurred a $0.04 per diluted share loss on divestitures.

Results of Operations by Business Segment

The following discussion compares our operating results of each of our reportable segments for the three months ended September 30, 2007 and 2006, and for the nine months ended September 30, 2007 and 2006.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)		(in millions)
Net revenues:
North America Beverages	$773	$731	$2,453	$2,345
North America Cheese & Foodservice	1,537	1,446	4,545	4,410
North America Convenient Meals	1,311	1,232	3,831	3,676
North America Grocery	602	597	2,001	2,019
North America Snacks & Cereals	1,655	1,585	4,812	4,729
European Union	1,855	1,544	5,446	4,550
Developing Markets (1)	1,321	1,108	3,757	3,256

Net revenues	$9,054	$8,243	$26,845	$24,985

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)		(in millions)
Operating income:
Segment operating income:
North America Beverages	$(4)	$83	$269	$345
North America Cheese & Foodservice	159	233	501	615
North America Convenient Meals	185	183	526	568
North America Grocery	184	176	651	674
North America Snacks & Cereals	240	255	754	666
European Union	129	347	372	562
Developing Markets (1)	137	122	366	255
General corporate expenses	(46)	(43)	(139)	(131)
Amortization of intangibles	(3)	(1)	(9)	(6)

Operating income	$981	$1,355	$3,291	$3,548

(1) This segment was formerly known as Developing Markets, Oceania & North Asia

As discussed in Note 12, Segment Reporting, our management uses segment operating income to evaluate segment performance and allocate resources. Segment operating income excludes unallocated general corporate expenses and amortization of intangibles. Management believes it is appropriate to disclose this measure to help investors analyze segment performance and trends. We incurred asset impairment, exit and implementation costs of $201 million during the three months and $446 million during the nine months ended September 30, 2007. Refer to Note 2, Asset Impairment, Exit and Implementation Costs, for a breakout of charges by segment.

In September 2007 we announced that we are implementing a new operating structure effective in early 2008. We expect to finalize the new reporting structure thereafter.

North America Beverages

	For the Three Months Ended September 30,
	2007	2006	$ change	% change
	(in millions)

Net revenues	$773	$731	$42	5.7%
Segment operating income	(4)	83	(87)	(100+%	)

	For the Nine Months Ended September 30,
	2007	2006	$ change	% change
	(in millions)

Net revenues	$2,453	$2,345	$108	4.6%
Segment operating income	269	345	(76)	(22.0%	)

Three Months Ended September 30:

Net revenues increased $42 million (5.7%), due primarily to favorable mix (2.2 pp), higher net pricing (1.8 pp) and higher volume (1.3 pp). Favorable mix was driven by Crystal Light On the Go base growth and new products, and growth in premium coffee. Higher commodity related pricing in coffee was partially offset by higher promotional spending in powdered beverages. Volume growth in the quarter was driven by ready-to-drink beverages, primarily Capri Sun.

Segment operating income decreased $87 million (100.0+%), due primarily to an asset impairment charge related to our flavored water and juice brand assets and related trademarks and higher commodity costs (primarily coffee), partially offset by favorable mix and higher pricing.

Nine Months Ended September 30:

Net revenues increased $108 million (4.6%), due primarily to favorable mix (5.2 pp) and higher net pricing (0.9 pp), which were partially offset by lower volume (1.6 pp). Favorable mix from Crystal Light On the Go sticks and premium coffee drove higher net revenues. Higher commodity-based pricing in coffee was partially offset by increased promotional spending in ready-to-drink beverages and powdered beverages. Net revenues growth was tempered by lower shipments of ready-to-drink beverages, powdered beverages and Maxwell House coffee.

Segment operating income decreased $76 million (22.0%), due primarily to asset impairment charges related to our flavored water and juice brand assets and related trademarks and higher commodity costs (primarily coffee and packaging), partially offset by favorable mix and higher pricing.

North America Cheese & Foodservice

	For the Three Months Ended September 30,
	2007	2006	$ change	% change
	(in millions)

Net revenues	$1,537	$1,446	$91	6.3%
Segment operating income	159	233	(74)	(31.8%	)

	For the Nine Months Ended September 30,
	2007	2006	$ change	% change
	(in millions)

Net revenues	$4,545	$4,410	$135	3.1%
Segment operating income	501	615	(114)	(18.5%	)

Three Months Ended September 30:

Net revenues increased $91 million (6.3%), due primarily to higher commodity-based net pricing (7.3 pp), favorable currency (0.9 pp) and favorable mix (0.5 pp), partially offset by lower volume (2.2 pp). Cheese net revenues increased, driven by commodity-based pricing and favorable mix from new product introductions, partially offset by lower shipments. In foodservice, net revenues growth from commodity-based pricing was partially offset by lower volume due to the discontinuation of lower margin product lines and unfavorable mix.

Segment operating income decreased $74 million (31.8%), as the favorable impact of pricing and lower fixed manufacturing costs were more than offset by higher commodity costs and higher marketing, administration and research costs (including higher marketing support).

Nine Months Ended September 30:

Net revenues increased $135 million (3.1%), due primarily to higher commodity-based net pricing (4.2 pp) and favorable mix (0.4 pp), partially offset by lower volume (1.5 pp). Cheese net revenues increased driven by higher commodity-based pricing and favorable mix from new product introductions, partially offset by lower shipments. In foodservice, net revenues growth from higher commodity-based net pricing was partially offset by lower volume due to the discontinuation of lower margin product lines and unfavorable mix.

Segment operating income decreased $114 million (18.5%), due primarily to higher commodity costs and higher marketing, administration and research costs (including higher marketing support). These unfavorable variances were partially offset by higher pricing, lower Restructuring Program charges and a 2006 loss on the sale of industrial coconut assets.

North America Convenient Meals

	For the Three Months Ended September 30,
	2007	2006	$ change	% change
	(in millions)

Net revenues	$1,311	$1,232	$79	6.4%
Segment operating income	185	183	2	1.1%

	For the Nine Months Ended September 30,
	2007	2006	$ change	% change
	(in millions)

Net revenues	$3,831	$3,676	$155	4.2%
Segment operating income	526	568	(42)	(7.4%	)

Three Months Ended September 30:

Net revenues increased $79 million (6.4%), due primarily to favorable mix (3.5 pp), higher volume (2.7 pp) and higher net pricing (1.8 pp), partially offset by the impact of the divested rice brand and assets (1.9 pp). Favorable product mix and higher volume from new product introductions including Oscar Mayer Deli Creations, Oscar Mayer Lunchables Jr. and DiGiorno Ultimate pizza and the continued success of Oscar Mayer Deli Shaved sandwich meat, California Pizza Kitchen pizza and Kraft Easy Mac cups drove higher net revenues. Higher volume from new products was partially offset by lower shipments of chicken strips due to a first quarter recall. Meat net revenues also grew, driven by higher commodity-based net pricing, primarily in bacon.

Segment operating income increased $2 million (1.1%), as gains from higher pricing, favorable volume/mix and lower Restructuring Program charges were partially offset by higher commodity costs, higher marketing support costs and the impact of divestitures.

Nine Months Ended September 30:

Net revenues increased $155 million (4.2%), due primarily to favorable mix (3.1 pp), higher volume (1.7 pp) and higher net pricing (1.2 pp), partially offset by the impact of divestitures (2.0 pp). Net revenues increased in meat due to higher shipments of sandwich meat, new product introductions, favorable mix and higher commodity-based net pricing, partially offset by lower shipments of chicken strips due to a first quarter recall. In pizza, net revenues increased due to the introduction of DiGiorno Ultimate and higher shipments of California Pizza Kitchen products. Macaroni and cheese net revenues also increased due to higher pricing, net of increased promotional spending, favorable mix and higher volume.

Segment operating income decreased $42 million (7.4%), as lower Restructuring Program charges, higher pricing and favorable volume/mix were more than offset by higher commodity costs, higher marketing, administration and research costs (including higher marketing support) and the impact of divestitures.

North America Grocery

	For the Three Months Ended September 30,
	2007	2006	$ change	% change
	(in millions)

Net revenues	$602	$597	$5	0.8%
Segment operating income	184	176	8	4.5%

	For the Nine Months Ended September 30,
	2007	2006	$ change	% change
	(in millions)

Net revenues	$2,001	$2,019	$(18)	(0.9%	)
Segment operating income	651	674	(23)	(3.4%	)

Three Months Ended September 30:

Net revenues increased $5 million (0.8%), due to higher net pricing (2.5 pp) and favorable currency (1.0 pp), partially offset by lower volume (2.2 pp) and unfavorable mix (0.5 pp). Net revenues increased due to higher net pricing in dry packaged desserts, pourable salad dressings and ready-to-eat desserts. Net revenues growth was partially offset by lower shipments in pourable and spoonable salad dressings, dry packaged desserts and ready-to-eat desserts.

Segment operating income increased $8 million (4.5%), due primarily to lower marketing, administration and research costs (including lower marketing support) and lower Restructuring Program charges partially offset by unfavorable volume/mix.

Nine Months Ended September 30:

Net revenues decreased $18 million (0.9%), due primarily to lower volume (1.7 pp) and the impact of divestitures (0.4 pp), partially offset by higher net pricing (1.3 pp). The impact of lower shipments in barbeque sauce, spoonable and pourable salad dressings and dry packaged desserts was partially offset by higher net pricing in spoonable salad dressings and dry packaged desserts.

Segment operating income decreased $23 million (3.4%), due primarily to unfavorable volume/mix.

North America Snacks & Cereals

	For the Three Months Ended September 30,
	2007	2006	$ change	% change
	(in millions)

Net revenues	$1,655	$1,585	$70	4.4%
Segment operating income	240	255	(15)	(5.9%	)

	For the Nine Months Ended September 30,
	2007	2006	$ change	% change
	(in millions)

Net revenues	$4,812	$4,729	$83	1.8%
Segment operating income	754	666	88	13.2%

Three Months Ended September 30:

Net revenues increased $70 million (4.4%), due to favorable mix (2.4 pp), higher volume (1.6 pp), higher net pricing (0.6 pp) and favorable currency (0.6 pp), partially offset by the impact of the pet snack and hot cereal divestitures (0.8 pp). Biscuit net revenues increased, driven by favorable mix in cookies and crackers and higher volume, due to new product introductions including Oreo Cakesters, Lorna Doone 100 Calorie Packs and Garden Harvest Toasted Chips, as well as base volume gains in Triscuits and Chips Ahoy!. Net revenues growth in bars was driven by higher volume due to the introduction of Nabisco 100 Calorie and Back to Nature bars. Net revenues growth in snack nuts was driven by favorable mix and higher volume due to new products, as well as base volume growth in Planters.

Segment operating income decreased $15 million (5.9%), due primarily to higher manufacturing costs and higher marketing, administration and research costs (including higher marketing support), partially offset by favorable volume/mix.

Nine Months Ended September 30:

Net revenues increased $83 million (1.8%), due primarily to favorable mix (2.4 pp) and higher volume (1.7 pp), partially offset by the impact of divestitures (2.5 pp). Favorable mix and higher shipments in cookies and crackers due to new product introductions drove higher net revenues. Bar net revenues increased due to new product introductions and continued success of South Beach Diet bars. Snack nuts net revenues increased due to favorable mix and new product introductions.

Segment operating income increased $88 million (13.2%), due primarily to 2006 asset impairment charges related to the divested pet snacks and hot cereal assets and trademarks, favorable volume/mix and lower Restructuring Program charges. These favorabilities were partially offset by higher marketing, administration and research costs (including higher marketing support) and the impact of divestitures.

European Union

	For the Three Months Ended September 30,
	2007	2006	$ change	% change
	(in millions)

Net revenues	$1,855	$1,544	$311	20.1%
Segment operating income	129	347	(218)	(62.8%	)

	For the Nine Months Ended September 30,
	2007	2006	$ change	% change
	(in millions)

Net revenues	$5,446	$4,550	$896	19.7%
Segment operating income	372	562	(190)	(33.8%	)

Three Months Ended September 30:

Net revenues increased $311 million (20.1%), due to the impact of the UB acquisition (8.2 pp), favorable currency (7.0 pp), higher volume (4.7 pp) and favorable mix (2.8 pp), partially offset by lower net pricing (2.6 pp). Net revenues increased, driven by volume growth (partially the result of unseasonably cool weather across Europe) and favorable mix in chocolate, coffee and cheese due to new product introductions and higher marketing support. Lower net pricing reflects higher promotional spending in chocolate (premium products), coffee (primarily in Central Europe) and cheese.

Segment operating income decreased $218 million (62.8%), due primarily to the prior year gain on the redemption of our UB investment, lower net pricing, higher marketing, administration and research costs and higher commodity costs. Partially offsetting these unfavorabilities were favorable volume/mix, lower Restructuring Program charges, favorable currency and the impact of the UB acquisition.

Nine Months Ended September 30:

Net revenues increased $896 million (19.7%), due to favorable currency (9.0 pp), the impact of the UB acquisition (7.4 pp), higher volume (3.1 pp) and favorable mix (2.2 pp), partially offset by lower net pricing (2.0 pp). Volume related growth and favorable mix were driven by premium chocolate, due to new product introductions and promotional activities, and higher shipments in mainstream coffee and cheese. Lower net pricing reflects higher promotional spending in chocolate, cheese and coffee (primarily in Germany).

Segment operating income decreased $190 million (33.8%), due primarily to the prior year gain on the redemption of our UB investment, lower net pricing, higher marketing, administration and research costs and higher commodity costs. Partially offsetting these unfavorabilities were favorable volume/mix, favorable currency, the impact of the UB acquisition, lower fixed manufacturing costs and lower Restructuring Program charges.

Developing Markets

	For the Three Months Ended September 30,
	2007	2006	$ change	% change
	(in millions)

Net revenues	$1,321	$1,108	$213	19.2%
Segment operating income	137	122	15	12.3%

	For the Nine Months Ended September 30,
	2007	2006	$ change	% change
	(in millions)

Net revenues	$3,757	$3,256	$501	15.4%
Segment operating income	366	255	111	43.5%

Three Months Ended September 30:

Net revenues increased $213 million (19.2%), due primarily to higher volume (7.3 pp), favorable currency (6.1 pp) and higher net pricing (5.7 pp). In Eastern Europe, Middle East & Africa, net revenues increased, driven by growth in coffee and chocolate, pricing in Russia, Romania and Ukraine and favorable currency. Latin American net revenues increased, driven by favorable volume/mix and pricing in Brazil, favorable volume/mix and higher pricing in Argentina and higher pricing and volume in Venezuela. In Asia Pacific, net revenues increased, due primarily to higher volume in China and Southeast Asia and currency.

Segment operating income increased $15 million (12.3%), due primarily to the contribution of higher pricing and favorable volume/mix, partially offset by higher marketing, administration and research costs (including higher marketing support), higher manufacturing costs and higher Restructuring Program costs.

Nine Months Ended September 30:

Net revenues increased $501 million (15.4%), due primarily to higher net pricing (5.1 pp), higher volume (4.3 pp), favorable currency (4.1pp) and favorable mix (1.7 pp). In Eastern Europe, Middle East & Africa, net revenues increased due to higher pricing and growth in coffee and chocolate in Russia, Romania and Ukraine. In Latin America, net revenues increased due to higher pricing and favorable volume/mix, particularly in Brazil, Venezuela and Argentina. In Asia Pacific, net revenues increased, due primarily to currency and volume growth in China and Southeast Asia.

Segment operating income increased $111 million (43.5%), due primarily to higher pricing, favorable volume/mix, lower Restructuring Program costs, favorable currency and a 2006 asset impairment charge related to the biscuits assets in Egypt. This favorability was partially offset by higher marketing, administration and research costs (including higher marketing support costs) and higher commodity costs.

Liquidity

Net Cash Provided by Operating Activities:

During the first nine months of 2007, operating activities provided $2,280 million net cash, compared with $2,796 million in the comparable 2006 period. Operating cash flows decreased in the first nine months of 2007 in comparison with the same period in 2006 primarily because of $328 million in higher working capital costs and the $405 million 2006 tax reimbursement from Altria related to the closure of a tax audit. The working capital increases were primarily due to higher commodity costs. The decrease in operating cash flows was partially offset by the $305 million tax transfer from Altria for the federal tax contingencies held by them, less the impact of federal reserves reversed due to the adoption of FASB Interpretation No. 48. This amount is reflected within other in our condensed consolidated statements of cash flows.

Net Cash Used in Investing Activities:

During the first nine months of 2007, net cash used in investing activities was $640 million, compared with $69 million provided by investing activities in the first nine months of 2006. The increase in cash used in investing activities primarily relates to lower proceeds from the sales of businesses and higher capital expenditures in 2007. During the first nine months of 2007, we received proceeds of $203 million from the sales of hot cereal assets and trademarks, as well as sugar confectionery assets in Romania and related trademarks. During the first nine months of 2006, we sold our pet snacks brand and assets, industrial coconut assets, certain Canadian assets and a small U.S. biscuit brand for $674 million in proceeds.

Capital expenditures for the first nine months of 2007 were $858 million, compared with $687 million in the first nine months of 2006. We expect full-year capital expenditures to be in line with 2006 expenditures of $1.2 billion, including capital expenditures required for the Restructuring Program and systems investments. We continue to fund these expenditures from operations.

Net Cash Used in Financing Activities:

During the first nine months of 2007, we used $1,403 million net cash in financing activities, compared with $2,556 million that we used during the first nine months of 2006. The decrease in net cash used in financing activities is due primarily to the $3.5 billion long-term debt offering and the $1.4 billion increase of net commercial paper issuances, partially offset by a $2.2 billion increase in our Common Stock share repurchases and the $1.4 billion repayment of long-term debt that matured in 2007.

Debt:

Our total debt was $13.5 billion at September 30, 2007, and $10.8 billion at December 31, 2006. Our total debt balance at December 31, 2006, included amounts due to Altria and affiliates. Our debt-to-capitalization ratio was 0.33 at September 30, 2007, and 0.27 at December 31, 2006.

In August 2007, we issued $3.5 billion of senior unsecured notes. We used the net proceeds ($3,462 million) from the sale of the offered securities for general corporate purposes, including the repayment of outstanding commercial paper. Refer to Note 10, Debt and Borrowing Arrangements, for further details of the $3.5 billion debt offering.

At September 30, 2007 we had no short-term amounts payable to Altria and affiliates for transition services. At December 31, 2006 we had short-term amounts payable to Altria and affiliates of $607 million, which included $364 million of accrued dividends. Prior to the Distribution, the amounts payable to Altria generally included accrued dividends, taxes and service fees.

Credit Ratings:

Subsequent to the announcement of our binding offer to acquire Danone Biscuit, Moody’s downgraded our long-term credit rating from Baa1 to Baa2 with stable outlook and affirmed our short-term credit rating of P-2. Fitch also downgraded our long-term credit rating from A- to BBB+ with a negative outlook and affirmed the short-term credit rating at F2. Standard & Poor’s did not change our short-term credit rating of A-1 and our long-term debt rating of A-, but on October 31, 2007, they placed our ratings on watch negative. There have been no further actions taken on our credit ratings by the major rating agencies.

Credit Lines:

On October 12, 2007, we entered into a 364-day bridge facility agreement for €5.3 billion (approximately $7.5 billion) for our pending acquisition of Danone Biscuit. We intend to reduce borrowings or commitments under this facility with proceeds from the issuance of investment grade bonds or other securities. According to the credit agreement, the commitment of the lenders or drawings under the facility will be reduced by the proceeds from equity offerings and by the net cash proceeds in excess of $1.0 billion from aggregate debt offerings having a maturity of greater than one year. Additionally, drawings under this facility may be reduced by the proceeds in excess of $1.0 billion from the aggregate sale or divestiture of assets. This facility replaces a commitment letter we entered into upon the announcement of the Danone Biscuit acquisition.

On May 24, 2007, we entered into a $1.5 billion, 364-day revolving credit agreement. According to the terms of this credit agreement, it was terminated upon the issuance of the $3.5 billion of senior unsecured notes in August 2007.

We maintain a revolving credit facility that we have historically used for general corporate purposes and to support our commercial paper issuances. We have a $4.5 billion, multi-year revolving credit facility that expires in April 2010. No amounts were drawn on this facility at September 30, 2007.

Our revolving credit facility requires us to maintain a net worth of at least $20.0 billion. At September 30, 2007, we had a $26.9 billion net worth. We expect to continue to meet this covenant. The revolving credit facility has no other financial covenants, credit rating triggers or provisions that could require us to post collateral as security. We refinance long-term and short-term debt from time to time. The nature and amount of our long-term and short-term debt and the proportionate amount of each varies as a result of future business requirements, market conditions and other factors.

In addition to the above, some of our international subsidiaries maintain primarily uncommitted credit lines to meet short-term working capital needs. These credit lines amounted to approximately $1.2 billion at September 30, 2007. At September 30, 2007, borrowings on these lines amounted to approximately $178 million.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

We have no off-balance sheet arrangements other than the guarantees that are discussed below and the contractual obligations that are discussed below and in our Annual Report on Form 10-K for the year ended December 31, 2006.

Guarantees:

As discussed in Note 8, Contingencies, we have third-party guarantees because of our acquisition, divestiture and construction activities. As part of those transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At September 30, 2007, our third-party guarantees were approximately $30 million, of which approximately $7 million have no specified expiration dates. Substantially all of the remainder expire at various times through 2016. We had a liability of $24 million on our condensed consolidated balance sheet at September 30, 2007, relating to these guarantees.

In addition, at September 30, 2007, we were contingently liable for $168 million of guarantees related to our own performance. These include surety bonds related to dairy commodity purchases and guarantees related to the payment of custom duties and taxes, and letters of credit.

Guarantees do not have, and we do not expect them to have, a significant impact on our liquidity.

Aggregate Contractual Obligations:

Our Annual Report on Form 10-K for the year ended December 31, 2006, contains a table that summarizes our known obligations to make future payments. Other than the items discussed below, there have been no significant changes to our future payment obligations since December 31, 2006.

As of September 30, 2007, our total liability for income taxes, including uncertain tax positions and associated accrued interest, was approximately $918 million. We expect to pay $81 million in the next 12 months. We are not able to reasonably estimate the timing of future cash flows beyond 12 months due to uncertainties in the timing of tax audit outcomes.

The following table summarizes our contractual obligations with respect to long-term debt and interest expense at September 30, 2007:

	Payments Due for the Year Ended September 30,
	Total	2008	2009-10	2011-12	2013 and Thereafter
	(in millions)

Long-term debt (1)	$10,654	$20	$1,963	$3,705	$4,966
Interest expense (2)	5,537	624	1,155	892	2,866

(1)	Amounts represent the expected cash payments of our long-term debt and do not include unamortized bond premiums or discounts.

(2)	Amounts represent the expected cash payments of our interest expense on our long-term debt. An insignificant amount of interest expense was excluded from the table for a portion of our foreign debt due to the complexities involved in forecasting expected interest payments. Interest calculated on our variable rate debt was forecasted using a LIBOR rate forward curve analysis.

We believe that our cash from operations and our existing credit facility will provide sufficient liquidity to meet our working capital needs (including the cash requirements of the Restructuring Program), planned capital expenditures, future contractual obligations and payment of our anticipated quarterly dividends.

Equity and Dividends

Stock Repurchases:

Our Board of Directors authorized the following Common Stock repurchase programs. We are not obligated to repurchase any of our Common Stock and may suspend any program at our discretion.

Share Repurchase Program authorized by the Board of Directors	$5.0 billion	$2.0 billion

Authorized/Completed period for repurchase	April 2007 – March 2009	March 2006 – March 2007

Aggregate cost of shares repurchased in third quarter 2007 (millions of shares)	$1.0 billion (30.2 shares)

Aggregate cost of shares repurchased in 2007 (millions of shares)	$3.0 billion (90.9 shares)	$140 million (4.4 shares)

Aggregate cost of shares repurchased life-to-date under program (millions of shares)	$3.0 billion (90.9 shares)	$1.1 billion (34.7 shares)

The total repurchases under the above programs for the first nine months of 2007 were 95.3 million shares for approximately $3.1 billion.

Additionally, in March 2007, we repurchased 1.4 million shares of our Common Stock from Altria at a cost of $46.5 million. We paid $32.085 per share, which was the average of the high and the low price of Kraft Common Stock as reported on the NYSE on March 1, 2007. This repurchase was in accordance with the Distribution agreement.

Stock Awards:

As discussed in Note 6, Stock Plans, our Board of Directors approved a stock option grant to Irene Rosenfeld on May 3, 2007, to recognize her election as our Chairman. Ms. Rosenfeld received 300,000 stock options under the 2005 Performance Incentive Plan, which vest under varying market and service conditions and expire ten years after the grant date.

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

In January 2007, we issued approximately 5.2 million shares of restricted stock and stock rights to eligible U.S. and non-U.S. employees as part of our annual incentive program. Restrictions on these shares and rights lapse in the first quarter of 2010. The market value per restricted share or right was $34.655 on the date of grant. Additionally, in the normal course of business we issued approximately 0.1 million shares of restricted stock and stock rights during the nine months ended September 30, 2007. The weighted-average market value per restricted share or right was $32.987 on the date of grant. The total number of restricted shares and rights issued in the nine months ended September 30, 2007 was 8.3 million, including those issued as a result of the Distribution.

Dividends:

We paid dividends of $1,214 million in the first nine months of 2007 and $1,150 million in the first nine months of 2006. The 6% increase reflects a higher dividend rate in 2007, partially offset by a lower number of shares outstanding because of share repurchases. In the third quarter of 2007, our Board of Directors approved an 8.0% increase in the current quarterly dividend rate to $0.27 per share on our Common Stock. As a result, our present annualized dividend rate is $1.08 per common share. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision-making.

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

2007 Outlook:

Expectations for fully diluted EPS of $1.60 to $1.62 are unchanged from those announced at the Lehman Brothers Back-To-School Consumer Conference. We remain on track for incremental investments in growth of $300-$400 million, and this guidance reflects a third quarter impairment charge related to the divestiture of our flavored water and juice brand assets and related trademarks of $0.03 per diluted share. It also reflects $0.03 per diluted share from the first quarter 2007 recognition of interest income related to tax reserve transfers from Altria, and $0.20 per diluted share in costs related to the Restructuring Program, down $0.03 from previous guidance.

Spending related to our Restructuring Program is now expected to total approximately $500 million in 2007, down from a previous expectation of $575 million. Additionally, cumulative annualized savings from the Restructuring Program are expected to reach approximately $775 million by year-end, up from previous guidance of $725 million, due to more effective execution of initatives implemented to date. Through September 30, 2007, cumulative annualized savings totaled approximately $720 million, up from approximately $540 million at the end of 2006.

Also reflected in our guidance, we now expect our 2007 full-year effective tax rate to average 31.8%, down from a previous expectation of 33.5%, largely due to the impairment charge related to the divestiture of our flavored water and juice brand assets and related trademarks and foreign tax law changes.

The factors described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2006, represent continuing risks to these forecasts.

Significant Accounting Estimates

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Our significant accounting policies are described in Note 2 to our consolidated financial statements in our 2006 Annual Report on Form 10-K. Our significant accounting estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2006 Annual Report on Form 10-K. The impact of new accounting standards is discussed in the following section. There were no other changes in our accounting policies in the current period that had a material impact on our financial statements.

New Accounting Standards

See Notes 1 and 15 to the condensed consolidated financial statements for a discussion of new accounting standards.

Contingencies

See Note 8, Contingencies, and Part II – Other Information, Item 1. Legal Proceedings for a discussion of contingencies.

Forward-Looking Statements

This report contains forward-looking statements regarding our long-term growth strategy, namely, timing of completion of our implementation of our new structure, expected job eliminations, where to invest to best accelerate our growth, exploring options for divestitures and sales, the growth trends we see in the food industry, our planned spending on product quality improvements, new products and increased marketing, combining our direct store delivery and warehouse delivery to drive faster growth, creation of sustainable competitive advantage with Wall-to-Wall and our expected incremental revenue growth, our plan to build profitable scale, our plan to contain administrative overhead costs, our intent to further expand margins, and with regard to our Restructuring Program, our expected completion date and expected savings; with regard to our Restructuring Program, our expected pre-tax charges, our intent to close up to 40 facilities, the use of cash to pay approximately $1.9 billion of the total $3.0 billion charges, our intent to eliminate approximately 14,000 positions and our expected spending and cumulative annualized savings; our expectation regarding the closing and timing for closing the Danone Biscuit acquisition; expected annual lost tax benefits due to filing separately from Altria; full year capital expenditures and funding; our intent to use a bridge facility to finance the Danone Biscuit acquisition and our intent to reduce borrowings or commitments under the facility with proceeds from the issuance of investment grade bonds or other securities; our expectation to continue to meet financial covenants under our revolving credit facility; the effect of guarantees on our liquidity; our expected payment of income tax liability in the next 12 months; our expected cash payments of interest on long-term debt; our belief about our liquidity, and specifically our ability to meet our working capital needs, planned capital expenditures, future contractual obligations and payment of anticipated quarterly dividends; our 2007 Outlook, specifically diluted EPS, incremental investments in growth, savings and spending related to our Restructuring Program; and our 2007 full-year effective tax rate.

These forward-looking statements involve risks and uncertainties, and the cautionary statements in the “Business Environment” section of this report preceding our 2007 Outlook, as well as those set forth below and those contained in the “Risk Factors” found in our Annual Report of Form 10-K for the year ended December 31, 2006, identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Such factors, include, but are not limited to, unexpected safety or manufacturing issues, FDA or other regulatory actions or delays, delay in closing the Danone Biscuit acquisition, increased competition, pricing pressures and actions, difficulty in obtaining materials from suppliers, the rising cost of raw materials that we use in manufacturing our products, the ability to supply products and meet demand for our products, our ability to protect our intellectual and other proprietary rights, our ability to retain key employees, our ability to realize the expected cost savings from our planned Restructuring Program, unanticipated expenses such as litigation or legal settlement expenses, increased costs of sales, our indebtedness and ability to pay our indebtedness, the shift in product mix to lower margin offerings, our ability to differentiate our products from private label products, risks from operating internationally and changes in tax laws. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this Form 10-Q.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

Kraft operates globally, with manufacturing and sales facilities in various locations around the world. We use certain financial instruments to manage our commodity and foreign currency exposures, principally to reduce exposure to fluctuations in commodity prices and foreign exchange rates by creating offsetting exposures. Our derivative holdings fluctuate during the year based on normal and recurring changes in purchasing and production activity. We occasionally use related futures to cross-hedge a commodity exposure, however we are not a party to leveraged derivatives and, by policy, do not use financial instruments for speculative purposes.

Other than the items disclosed above and in Note 13, Financial Instruments, there have been no significant changes in our commodity or foreign currency exposures since December 31, 2006. Additionally, there have been no other changes in the types of derivative instruments used to hedge those exposures.

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

b)	Changes in Internal Control Over Financial Reporting

Management, together with our Chief Executive Officer and Chief Financial Officer, evaluated the changes in our internal control over financial reporting during the quarter ended September 30, 2007. In April 2006, we entered into a seven-year agreement to receive information technology services from Electronic Data Systems (“EDS”). Pursuant to this agreement, we transitioned some of our processes and procedures into the EDS control environment during the quarter ended September 30, 2007. As we migrate to the EDS environment, our management ensures that our key controls are mapped to applicable EDS controls, tests transition controls prior to the migration date of those controls, and as appropriate, maintains and evaluates controls over the flow of information to and from EDS. We expect the transition period to continue through 2008. We determined that there were no other changes in our internal control over financial reporting during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

We are defendants in a variety of legal proceedings. Plaintiffs in a few of those cases seek substantial damages. We cannot predict with certainty the results of these proceedings. However, we believe that the final outcome of these proceedings will not materially affect our financial results.

In October 2002, Mr. Mustapha Gaouar and five other family members (collectively “the Gaouars”) filed suit in the Commercial Court of Casablanca against Kraft Foods Maroc and Mr. Omar Berrada claiming damages of approximately $31 million arising from a non-compete undertaking signed by Mr. Gaouar allegedly under duress. The non-compete clause was contained in an agreement concluded in 1986 between Mr. Gaouar and Mr. Berrada acting for himself and for his group of companies, including Les Cafes Ennasr (renamed Kraft Foods Maroc), which Kraft Foods International, Inc. acquired from Mr. Berrada in 2001. In June 2003, the court issued a preliminary judgment against Kraft Foods Maroc and Mr. Berrada holding that the Gaouars are entitled to damages for being deprived of the possibility of engaging in coffee roasting from 1986 due to such non-compete undertaking. At that time, the court appointed two experts to assess the amount of damages to be awarded. In December 2003, these experts delivered a report concluding that they could see no evidence of loss suffered by the Gaouars. The Gaouars asked the court that this report be set aside and new court experts be appointed. On April 15, 2004, the court delivered a judgment upholding the defenses of Kraft Foods Maroc and rejecting the claims of the Gaouars. The Gaouars appealed this judgment, and in July 2005, the Court of Appeal gave judgment in favor of Kraft Foods Maroc confirming the decision rendered by the Commercial Court. On November 29, 2005, the Gaouars filed their further appeal to the Moroccan Supreme Court. The Moroccan Supreme Court hearing took place on February 21, 2007. The case was transferred to the judges of both chambers of the Moroccan Supreme Court. On October 3, 2007, in final judgment of this matter, the Moroccan Supreme Court dismissed the Gaouars April 15, 2004 appeal in its entirety. This matter is now closed, and we intend to pursue recovery of all court costs and expenses that we incurred.

On August 27, 2007, The Procter & Gamble Company (“P&G”) filed suit in the United States District Court for the Northern District of California against our wholly-owned subsidiary, Kraft Foods Global, Inc. (“KFGI”), for patent infringement. P&G alleges that the plastic packaging for our Maxwell House® brand coffee infringes their U.S. Patent Number 7,169,418, entitled “Packaging System to Provide Fresh Packed Coffee” (“P&G Patent”). P&G seeks, among other things, preliminary and permanent injunctions enjoining our use of the alleged infringing plastic packaging, and unspecified damages. The P&G Patent at issue is, at the same time, the subject of a pending inter partes reexamination proceeding before the United States Patent and Trademark Office, which could either invalidate, or validate, the patent, in its entirety or in part. For this reason, KFGI filed a Motion to Stay the patent infringement suit on grounds that the outcome of the inter partes reexamination could dispose of all or some of the asserted claims. On October 11, 2007, the Court granted KFGI’s Motion to Stay, and no further activity is scheduled in this patent infringement suit pending the outcome of the inter partes reexamination.

Item 1A.   Risk Factors.

There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, in response to Item 1A to Part I of such report.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Our share repurchase program activity for each of the three months ended September 30, 2007 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)

July 1-31, 2007	–	$–	60,674,940	$3,000,000,826
August 1-31, 2007	12,710,000	$32.03	73,384,940	$2,592,932,063
September 1-30, 2007	17,476,692	$33.93	90,861,632	$2,000,000,828

Pursuant to Publicly Announced Plans or Programs	30,186,692

July 1-31, 2007 (c)	13,357	$33.73
August 1-31, 2007 (c)	2,092	$34.32
September 1-30, 2007 (c)	11,439	$33.27

For the Quarter Ended September 30, 2007	30,213,580	$33.13

(a)	In February 2007, we announced a two-year $5.0 billion Common Stock repurchase program. The new program became effective upon the Distribution from Altria. We are not obligated to acquire any amount of our Common Stock and may suspend the program at our discretion.

(b)	Aggregate number of shares repurchased under the share repurchase program as of the end of the period presented.

(c)	Shares tendered to us by employees who vested in restricted stock and rights, and used shares to pay the related taxes.

Item 6.   Exhibits.

10.1	Credit Agreement relating to a EURO 5,300,000,000 Bridge Loan Agreement, among Registrant and Goldman Sachs Credit Partners L.P., JPMorgan Chase Bank, N.A., Credit Suisse, Cayman Islands Branch, HSBC Bank USA, National Association, UBS Securities LLC and Societe Generale dated as of October 12, 2007.

10.2	Form of Kraft Foods Inc. 2005 Performance Incentive Plan Restricted Stock Agreement (Executive Sign-on).

10.3	Offer of Employment Letter between Registrant and Timothy R. McLevish dated August 24, 2007.

10.4	Master Sale and Purchase Agreement between Groupe Danone S.A. and Kraft Foods Global, Inc. dated October 20, 2007.*

12	Statement regarding computation of ratios of earnings to fixed charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRAFT FOODS INC.

/s/ TIMOTHY R. MCLEVISH
Timothy R. McLevish, Executive Vice President and
Chief Financial Officer

November 2, 2007