Form 10-K
period 2007-12-31
KRAFT FOODS INC
filed 2008-02-25
CIK 1103982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 1-16483

Kraft Foods Inc.

(Exact name of registrant as specified in its charter)

Virginia	52-2284372
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Three Lakes Drive, Northfield, Illinois	60093
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 847-646-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, no par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of Class A Common Stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on June 29, 2007, was $56 billion. At January 31, 2008, there were 1,533,315,478 shares of the registrant’s Class A Common Stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of shareholders to be held on May 13, 2008, to be filed with the Securities and Exchange Commission (the “SEC”) in March 2008, are incorporated in Part III hereof and made a part hereof.

Kraft Foods Inc.

In this report, “Kraft,” “we,” “us” and “our” refers to Kraft Foods Inc. and subsidiaries, and “Common Stock” refers to Kraft’s Class A common stock.

PART I

Item 1.	Business.

General

Kraft was incorporated in 2000 in the Commonwealth of Virginia. We manufacture and market packaged foods and beverages worldwide in more than 150 countries. We have nine brands with revenues exceeding $1 billion: Kraft cheeses, dinners and dressings; Oscar Mayer meats; Philadelphia cream cheese; Maxwell House coffee; Nabisco cookies and crackers and its Oreo brand; Jacobs coffees, Milka chocolates and LU biscuits. We have more than 50 additional brands with revenues of at least $100 million.

Prior to June 13, 2001, Kraft was a wholly-owned subsidiary of Altria Group, Inc. (“Altria”). On June 13, 2001, we completed an initial public offering of 280,000,000 shares of our Common Stock at a price of $31.00 per share.

In the first quarter of 2007, Altria spun off its remaining interest (89.0%) in Kraft on a pro rata basis to Altria stockholders in a tax-free transaction. Effective as of the close of business on March 30, 2007, all Kraft shares owned by Altria were distributed to Altria’s stockholders, and our separation from Altria was completed (the “Distribution”). Before the Distribution, Altria converted all of its Class B shares of Kraft common stock into Class A shares of Kraft common stock. The Distribution ratio was calculated by dividing the number of shares of Kraft Common Stock held by Altria by the number of Altria shares outstanding on the record date, March 16, 2007. The distribution ratio was 0.692024 shares of Kraft Common Stock for every share of Altria common stock outstanding. Following the Distribution, we only have Class A common stock outstanding.

Because Kraft is a holding company, our principal source of funds is dividends from our subsidiaries. Our principal wholly-owned subsidiaries currently are not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their common stock.

Reportable Segments

We manufacture and market packaged food products, including snacks, beverages, cheese, convenient meals and various packaged grocery products. We manage and report operating results through two commercial units, Kraft North America and Kraft International. Kraft North America operates in the U.S. and Canada, and we manage Kraft North America’s operations by product category. We manage Kraft International’s operations by geographic location. We have operations in more than 70 countries and sell our products in more than 150 countries.

Note 16 to our consolidated financial statements includes a breakout of net revenues and segment operating income by reportable segment for each of the last three years. Management uses segment operating income to evaluate segment performance and allocate resources. Segment operating income excludes unallocated general corporate expenses and amortization of intangibles. Management believes it is appropriate to disclose this measure to help investors analyze segment performance and trends.

The relative percentages of segment operating income attributable to each reportable segment were:

	For the Years Ended December 31,
	2007	2006	2005
Kraft North America:
North America Beverages	7.4%	4.3%	9.3%
North America Cheese & Foodservice	13.6%	18.8%	18.6%
North America Convenient Meals	15.3%	19.4%	16.0%
North America Grocery	18.0%	19.5%	14.6%
North America Snacks & Cereals	22.4%	17.6%	18.8%
Kraft International:
European Union	12.5%	11.6%	14.6%
Developing Markets (1)	10.8%	8.8%	8.1%

Total Kraft	100.0%	100.0%	100.0%

(1)	This segment was formerly known as Developing Markets, Oceania & North Asia

Our brands span five consumer sectors:

•	Snacks - primarily cookies, crackers, salted snacks and chocolate confectionery;
•	Beverages - primarily coffee, aseptic juice drinks and powdered beverages;
•	Cheese - primarily natural, process and cream cheeses;
•	Grocery - primarily ready-to-eat cereals, enhancers and desserts; and
•	Convenient Meals - primarily frozen pizza, packaged dinners, lunch combinations and processed meats.

The following table shows each reportable segment’s participation in these five core consumer sectors.

	Percentage of 2007 Net Revenues by Consumer Sector (2)
Segment (1)	Snacks	Beverages	Cheese	Grocery	Convenient Meals	Total
Kraft North America:
North America Beverages	-	40.1%	-	-	-	8.7%
North America Cheese & Foodservice	3.1%	3.3%	74.0%	7.9%	4.1%	17.1%
North America Convenient Meals	-	-	-	-	88.4%	13.7%
North America Grocery	1.1%	-	-	50.2%	-	7.2%
North America Snacks & Cereals	46.0%	-	1.1%	23.8%	0.1%	17.5%

Total Kraft North America	50.2%	43.4%	75.1%	81.9%	92.6%	64.2%
Kraft International:
European Union	28.2%	37.6%	14.7%	7.2%	5.8%	21.4%
Developing Markets	21.6%	19.0%	10.2%	10.9%	1.6%	14.4%

Total Kraft International	49.8%	56.6%	24.9%	18.1%	7.4%	35.8%

Total Kraft	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Consumer Sector Percentage of Total Kraft	30.5%	21.6%	18.6%	13.8%	15.5%	100.0%

(1)	Note 16 to our consolidated financial statements includes a breakout of net revenues, total assets and long-lived assets by geographic region, as well as a breakout of net revenues and segment operating income by reportable segment for each of the last three years.
(2)	Percentages are calculated based upon dollars rounded to millions.

Our U.S. subsidiaries export coffee products, refreshment beverages products, grocery products, cheese, biscuits, and processed meats. In 2007, these exports from the U.S. amounted to $153 million.

Products or similar products contributing 10% or more of Kraft’s consolidated net revenues for each of the three years in the period ended December 31, 2007, were:

	2007	2006	2005

Cheese	19%	19%	19%
Biscuits	15%	15%	14%
Coffee	14%	14%	14%
Confectionery	11%	10%	10%

Our major brands within each reportable segment and consumer sector are:

Kraft North America:
North America Beverages
Beverages:	Maxwell House, General Foods International, Starbucks (under license), Yuban, Sanka, Nabob, Gevalia, and Seattle’s Best (under license) coffees; Tassimo hot beverage system; Capri Sun (under license), Kool-Aid, and Crystal Light aseptic juice drinks; Kool-Aid, Tang, Crystal Light, and Country Time powdered beverages; and Tazo teas (under license).

North America Cheese & Foodservice (1)
Cheese:	Kraft and Cracker Barrel natural cheeses; Philadelphia cream cheese; Kraft, Velveeta, and Cheez Whiz process cheeses; Kraft grated cheeses; Polly-O cheese; Deli Deluxe process cheese slices; and Breakstone’s and Knudsen cottage cheese and sour cream.

North America Convenient Meals
Convenient Meals:	DiGiorno, Tombstone, Jack’s, Delissio, and California Pizza Kitchen (under license) frozen pizzas; Lunchables lunch combinations; Oscar Mayer and Louis Rich cold cuts, hot dogs, and bacon; Boca soy-based meat alternatives; Kraft macaroni & cheese dinners; South Beach Living (under license) pizzas and meals; Taco Bell Home Originals (under license) meal kits; Stove Top stuffing mix; and Deli Creations complete sandwiches.
Grocery:	Back to Nature crackers, cookies, cereals, and macaroni & cheese dinners.
North America Grocery
Grocery:	Jell-O dry packaged desserts; Cool Whip frozen whipped topping; Jell-O refrigerated gelatin and pudding snacks; Handi-Snacks shelf-stable pudding snacks; Kraft and Miracle Whip spoonable dressings; Kraft and Good Seasons salad dressings; A.1.steak sauce; Kraft and Bull’s-Eye barbecue sauces; Grey Poupon premium mustards; Shake N’ Bake coatings; and Kraft peanut butter.

North America Snacks & Cereals
Snacks:	Oreo, Chips Ahoy!, Newtons, Nilla, Nutter Butter, SnackWell’s, and Peek Freans cookies; Ritz, Premium, Triscuit, Wheat Thins, Cheese Nips, Honey Maid Grahams, and Teddy Grahams crackers; South Beach Living (under license) crackers, cookies, and snack bars; Planters nuts and salted snacks; Handi-Snacks two-compartment snacks; Terry’s and Toblerone chocolate confectionery products; Back to Nature bars; and Balance nutrition and energy snacks.
Cheese:	Easy Cheese aerosol cheese spread.
Grocery:	Post ready-to-eat cereals.

Kraft International:
European Union
Snacks:	Milka, Suchard, Côte d’Or, Marabou, Toblerone, Freia, Terry’s, Daim / Dime, Figaro, Karuna, Lacta, Pavlides, Twist, Merenda, Meurisse, Prince Polo / Siesta, Mirabell, Pyros Mogyoros, Alpen Gold, Sport / Smash / Jazz, 3-Bit, and Belvita chocolate confectionery products; Estrella and Maarud salted snacks; and Oreo, Dorada, Digestive, Chiquilin, Tuc, Mini-Star, Mikado, Ourson, Petit Déjeuner, Cracotte, Belin, Heudebert, Grany, Petit Écolier, Pepito, Saiwa, Oro, Fonzies, Prince, Vitalinea, Opavia, and Gyori biscuits.
Beverages:	Jacobs, Gevalia, Carte Noire, Jacques Vabre, Kaffee HAG, Grand’ Mère, Kenco, Saimaza, Meisterroestung, Maxwell House, Onko, Splendid, and Karat coffees; Tassimo hot beverage system; Tang powdered beverages; and Suchard Express, O’Boy, and Kaba chocolate drinks.
Cheese:	Kraft, Dairylea, Sottilette, Osella, Mama Luise, and El Caserío cheeses; and Philadelphia cream cheese.
Grocery:	Kraft pourable and spoonable salad dressings; Miracel Whip spoonable dressings; and Mirácoli sauces.
Convenient Meals:	Lunchables lunch combinations; Kraft and Mirácoli pasta dinners and sauces; and Simmenthal canned meats.

Developing Markets
Snacks:	Oreo, Chips Ahoy!, Ritz, Club Social, Express, Kraker / Honey / Aveny Bran, Marbu, Dorada, Pepitos, Variedad, Pacific, Belvita, Cerealitas, Lucky, Trakinas, Tuc, Mini-Star, Mikado, Ourson, Petit Déjeuner, Cracotte, Bolshevik, Prichuda, Jubilee, Start, Major, Merendina, Jacob’s. Chipsmore, Twisties, Biskuat, Milk Biscuit, Hi Calcium Soda and Tuc & Tiki biscuits; Milka, Toblerone, Lacta, Côte d’Or, Shot, Terrabusi, Suchard, Alpen Gold, Karuna, Korona, Poiana, Svoge, Ukraina, Vozdushny, Chudny Vecher, Terry’s, and Gallito chocolate confectionery products; and Estrella, Maarud, Kar, Lux, and Planters nuts and salted snacks.
Beverages:	Maxwell House, Maxim, Nova Brasilia, and Jacobs coffee; Tang, Clight, Kool-Aid, Verao, Frisco, Q-Refresh-Ko, Royal, and Fresh powdered beverages; Maguary juice concentrate and ready-to-drink beverages; and Capri Sun (under license) aseptic juice drinks.

Cheese:	Kraft, Velveeta, and Eden process cheeses; Kraft and Philadelphia cream cheese; Kraft natural cheese; and Cheez Whiz process cheese spread.
Grocery:	Royal dry packaged desserts; Post ready-to-eat cereals; Kraft spoonable and pourable salad dressings; Miracle Whip spoonable dressings; Jell-O dessert toppings; Kraft peanut butter; and Vegemite yeast spread.
Convenient Meals:	Kraft macaroni & cheese dinners.

(1)	Note that foodservice products span all Kraft North America segments and sectors.

In February 2008, we announced the implementation of our new operating structure. Our new structure reflects our strategy to Rewire the Organization for Growth. Within our new structure, business units now have full P&L accountability and are staffed accordingly. This also ensures that we are putting our resources closer to where decisions are made that affect our consumers. Our corporate and shared service functions are streamlining their organizations and focusing them on core activities that can more efficiently support the goals of the business units. Our new operating structure will result in changes to the reportable business segments within our North America commercial unit, beginning in the first quarter of 2008. These changes are:

•	Cheese has been organized as a standalone operating segment in order to create a more self-contained and integrated business unit in support of faster growth.
•	We are also moving our macaroni & cheese category as well as other dinner products from our Convenient Meals segment to our Grocery segment to take advantage of operating synergies.
•

Canada and North America Foodservice will be structured as a standalone reportable segment. This change will allow us to deliver on the unique requirements of the Canadian consumer and customer while maintaining strong North American linkages to innovation, new product development and new capabilities to drive our business. Furthermore, it will allow us to manage strategic customer decisions and continue to capture cross-border sales and marketing synergies within our Foodservice operations.

As a result of implementing our new operating structure, we will report the results of operations under this new structure beginning in the first quarter of 2008 and we will restate results from prior periods in a consistent manner.

Significant Acquisitions and Divestitures

Danone Biscuit:

On November 30, 2007, we acquired the global biscuit business of Groupe Danone S.A. (“Danone Biscuit”) for €5.1 billion (approximately $7.6 billion) in cash subject to purchase price adjustments. On October 12, 2007, we entered into a 364-day bridge facility agreement, and at closing, we borrowed €5.1 billion under that facility in order to finance the acquisition. The acquisition included 32 manufacturing facilities and approximately 14,000 employees. Danone Biscuit generated global revenues of approximately $2.8 billion during 2007. Danone Biscuit will report results from operations on a one month lag; as such, there was no impact on our operating results in 2007. On a proforma basis, Danone Biscuit’s net earnings for the year ended December 31, 2007 would have been insignificant to Kraft.

Post Distribution:

On November 15, 2007, we announced a definitive agreement to merge our Post cereals business (“Post Business”) into Ralcorp Holdings, Inc. (“Ralcorp”) after a tax-free distribution to our shareholders (the “Post Distribution”). We have signed an agreement with Ralcorp to execute the Post Distribution by means of a “Reverse-Morris Trust” transaction. This transaction is subject to customary closing conditions, including anti-trust approval, IRS tax-free ruling and Ralcorp shareholder approvals. To date, the anti-trust approval has been obtained. We anticipate that this transaction will be completed in mid-2008.

The Post Business had net revenues of approximately $1.1 billion in 2007 and includes such cereals as Honey Bunches of Oats, Pebbles, Shredded Wheat, Selects, Grape Nuts and Honeycomb. The brands in this transaction are distributed primarily in North America. In addition to the Post brands, the transaction includes four manufacturing facilities and certain manufacturing equipment. We anticipate that approximately 1,250 employees will join Ralcorp following the consummation of the transaction.

Our shareholders will receive at least 30.3 million shares of Ralcorp stock after the Post Distribution and the subsequent merger of the Post Business with Ralcorp. Based on market conditions prior to closing, we will determine whether the shares will be distributed in a spin-off or a split-off transaction. Either type of transaction is expected to be tax-free to our U.S. shareholders. In a spin-off transaction, our shareholders would receive a pro rata number of Ralcorp shares. In a split-off transaction, our shareholders would have the option to exchange their Kraft shares and receive Ralcorp shares at closing, resulting in a reduction in the number of shares of our Common Stock outstanding. In addition, Kraft will receive approximately $960 million of cash-equivalent value, which will be used to repay debt.

Customers

Our five largest customers accounted for approximately 28% of our net revenues in 2007, 29% in 2006 and 26% in 2005. Our ten largest customers accounted for approximately 37% of our net revenues in 2007, 40% in 2006 and 37% in 2005. One of our customers, Wal-Mart Stores, Inc., accounted for approximately 15% of our net revenues in 2007, 15% in 2006 and 14% in 2005.

Seasonality

Demand for some of our products may be influenced by holidays, changes in seasons or other annual events. However, sales of our products are generally evenly balanced throughout the year due to the offsetting nature of demands for our diversified product portfolio.

Competition

We face competition in all aspects of our business. Competitors include large national and international companies and numerous local and regional companies. Some competitors may have different profit objectives and some international competitors may be more or less susceptible to currency exchange rates. We also compete with generic products and retailer brands, wholesalers and cooperatives. We compete primarily on the basis of product quality, brand recognition, brand loyalty, service, marketing, advertising and price. Moreover, improving our market position or introducing a new product requires substantial advertising and promotional expenditures.

Distribution

Kraft North America’s products are generally sold to supermarket chains, wholesalers, supercenters, club stores, mass merchandisers, distributors, convenience stores, gasoline stations, drug stores, value stores and other retail food outlets. In general, the retail trade for food products is consolidating. Food products are distributed through distribution centers, satellite warehouses, company-operated and public cold-storage facilities, depots and other facilities. We currently distribute most products in North America through warehouse delivery, but we deliver biscuits and frozen pizza through two direct-store delivery systems. We are in the process of combining the executional benefits of direct-store delivery with the economics of warehouse delivery and plan to complete the full rollout of a wall-to-wall delivery system by mid-2008, where one sales representative covers an entire store. We support our selling efforts through three principal sets of activities: consumer advertising in broadcast, print, outdoor and on-line media; consumer incentives such as coupons and contests; and trade promotions to support price features, displays and other merchandising of our products by our customers. Subsidiaries and affiliates of Kraft International sell their food products primarily in the same manner and also engage the services of independent sales offices and agents.

Raw Materials

We are major purchasers of dairy, coffee, cocoa, wheat, corn products, soybean and vegetable oils, nuts, meat products, and sugar and other sweeteners. We also use significant quantities of glass, plastic and cardboard to package our products, and natural gas for our factories and warehouses. We continuously monitor worldwide supply and cost trends of these commodities so we can act quickly to obtain ingredients and packaging needed for production. We purchase a substantial portion of our dairy raw material requirements, including milk and cheese, from independent third parties such as agricultural cooperatives and independent processors. The prices for milk and other dairy product purchases are substantially influenced by market supply and demand, as well as by government programs. Dairy commodity costs on average were $750 million higher in 2007 than in 2006.

The most significant cost item in coffee products is green coffee beans, which are purchased on world markets. Green coffee bean prices are affected by the quality and availability of supply, trade agreements among producing and consuming nations, the unilateral policies of the producing nations, changes in the value of the U.S. dollar in relation to certain other currencies and consumer demand for coffee products. In 2007, coffee bean costs on average were higher than in 2006. A significant cost item in chocolate confectionery products is cocoa, which is purchased on world markets, and the price of which is affected by the quality and availability of supply and changes in the value of the British pound sterling and the U.S. dollar relative to certain other currencies. In 2007, cocoa bean and cocoa butter costs on average were higher than in 2006. Significant cost items in our biscuit, cereal, and grocery products are grains or wheat, corn, and soybean oil. Grain costs have experienced significant cost increases as a result of burgeoning global demand for food, livestock feed and biofuels such as ethanol and biodiesel. In 2007, grain costs on average were higher than in 2006.

During 2007, our aggregate commodity costs rose significantly as a result of higher dairy, coffee, cocoa, wheat, meat products, soybean oil and packaging costs, partially offset by lower nut costs. For 2007, our commodity costs were approximately $1,250 million higher than 2006, following an increase of approximately $275 million for 2006 compared with 2005. We expect the higher cost environment to continue, particularly for dairy, grains, energy and packaging.

The prices paid for raw materials and agricultural materials used in our products generally reflect external factors such as weather conditions, commodity market fluctuations, currency fluctuations and the effects of governmental agricultural programs. Although the prices of the principal raw materials can be expected to fluctuate as a result of these factors, we believe there will be an adequate supply of the raw materials we use and that they are generally available from numerous sources. We use hedging techniques to limit the impact of price fluctuations in our principal raw materials. However, we do not fully hedge against changes in commodity prices and these strategies may not protect us from increases in specific raw material costs.

Intellectual Property

We consider our trademarks, in the aggregate, to be material to our business. We protect our trademarks by registration or otherwise in the U.S. and in other markets where we sell our products. Trademark protection continues in some countries for as long as the mark is used and, in other countries, for as long as it is registered. Registrations generally are for fixed, but renewable, terms. From time to time, we grant third parties licenses to use one or more of our trademarks in particular locations. Similarly, we sell some of our products under brands we license and those licenses are generally renewable at our discretion. These licensed brands include, among others:

•	Starbucks bagged coffee, Seattle’s Best coffee, and Torrefazione Italia coffee for sale in U.S. grocery stores and other distribution channels;
•	Starbucks and Seattle’s Best coffee T-Discs and Tazo teas T-Discs for use in our Tassimo hot beverage system;
•	Tazo teas for sale in grocery stores in the U.S.;
•	Capri Sun aseptic juice drinks for sale in the U.S., Canada and within our Developing Markets segment;
•	Taco Bell Home Originals Mexican style food products for sale in U.S. grocery stores;
•	California Pizza Kitchen frozen pizzas for sale in grocery stores in the U.S. and Canada;
•	Pebbles ready-to-eat cereals for sale in the U.S. and Canada; and
•	South Beach Living pizzas, meals, breakfast wraps, lunch wrap kits, crackers, cookies, snack bars, cereals and dressings for sale in grocery stores in the U.S.

Additionally, we own numerous patents worldwide. While our patent portfolio is material to our business, the loss of one patent or a group of related patents would not have a material adverse effect on our business. We have either been issued patents or have patent applications pending that relate to a number of current and potential products, including products licensed to others. Patents, issued or applied for, cover inventions ranging from basic packaging techniques to processes relating to specific products and to the products themselves. Our issued patents extend for varying periods according to the date of patent application filing or grant and the legal term of patents in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage as determined by the patent office or courts in the country, and the availability of legal remedies in the country. We consider that in the aggregate our patent applications, patents and licenses under patents owned by third parties are of material importance to our operations. We are currently involved in a number of legal proceedings relating to the scope of protection and validity of our patents and those of others. These proceedings may result in a significant commitment of our resources in the future and, depending on their outcome, may adversely affect the validity and scope of certain of our patent or other proprietary rights.

We also have proprietary trade secrets, technology, know-how processes and related intellectual property rights that are not registered.

Research and Development

We pursue four objectives in research and development: product safety and quality; growth through new products; superior consumer satisfaction; and reduced costs. We have more than 2,100 food scientists, chemists and engineers working primarily in six key technology centers: East Hanover, New Jersey; Glenview, Illinois; Tarrytown, New York; Banbury, United Kingdom; Paris, France; and Munich, Germany. These technology centers are equipped with pilot plants and state-of-the-art instruments. Research and development expense was $447 million in 2007, $419 million in 2006 and $385 million in 2005.

Regulation

Our U.S. food products and packaging materials are regulated by the Food and Drug Administration or, for products containing meat and poultry, the Food Safety and Inspection Service of the U.S. Department of Agriculture. These agencies enact and enforce regulations relating to the manufacturing, distribution and labeling of food products.

In addition, various states regulate our U.S. operations by licensing plants, enforcing federal and state standards for selected food products, grading food products, inspecting plants and warehouses, regulating trade practices related to the sale of dairy products and imposing their own labeling requirements on food products.

Many of the food commodities we use in our U.S. operations are subject to governmental agricultural programs. These programs have substantial effects on prices and supplies and are subject to Congressional and administrative review.

All of our non-U.S.-based operations are subject to local and national regulations some of which are similar to those applicable to our U.S. operations. For example, in the EU, requirements apply to labeling, packaging, food content, pricing, marketing and advertising and related areas.

Environmental Regulation

We are subject to various federal, state, local and foreign laws and regulations relating to the protection of the environment. We accrue for environmental remediation obligations on an undiscounted basis when amounts are probable and can be reasonably estimated. The accruals are adjusted as new information develops or circumstances change. Recoveries of environmental remediation costs from third parties are recorded as assets when their receipt is deemed probable. In the U.S., the laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and Superfund, which imposes joint and severable liability on each responsible party. As of December 31, 2007, our subsidiaries were involved in 70 active Superfund and other similar actions in the U.S. related to current operations and certain former or divested operations for which we retain liability.

Outside the U.S., we are subject to applicable multi-national, national and local environmental laws and regulations in the host countries in which we do business. We have specific programs across our international business units designed to meet applicable environmental compliance requirements.

Based on information currently available, we believe that the ultimate resolution of existing environmental remediation actions and our compliance in general with environmental laws and regulations will not have a material effect on our financial results. However, we cannot quantify with certainty the potential impact of future compliance efforts and environmental remediation actions.

Employees

At December 31, 2007, we employed approximately 103,000 people worldwide. Labor unions represent approximately 30% of our 41,000 employees in the U.S. Most of the unionized workers at our domestic locations are represented under contracts with the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union; the United Food and Commercial Workers International Union; and the International Brotherhood of Teamsters. These contracts expire at various times throughout the next several years. Outside the U.S., labor unions or workers’ councils represent approximately 55% of our 62,000 employees. Our business units are subject to various laws and regulations relating to their relationships with their employees. These laws and regulations are specific to the location of each enterprise. In addition, in accordance with EU requirements, we have established European Works Councils composed of management and elected members of our workforce. We believe that our relationships with employees and their representative organizations are good.

In January 2004, we announced a three-year restructuring program (the “Restructuring Program”) and, in January 2006, extended it through 2008. In connection with our severance initiatives, we have eliminated approximately 11,000 positions as of December 31, 2007; at that time we had announced the elimination of an additional 400 positions. Upon completion of the Restructuring Program, we expect to have eliminated approximately 13,500 positions.

Executive Officers of the Registrant

The following are our executive officers as of February 25, 2008:

Name	Age	Title
Irene B. Rosenfeld	54	Chairman and Chief Executive Officer
David Brearton	47	Executive Vice President, Operations and Business Services
Marc S. Firestone	48	Executive Vice President, Corporate and Legal Affairs and General Counsel
Sanjay Khosla	56	Executive Vice President and President, Kraft International
Karen J. May	49	Executive Vice President, Global Human Resources
Timothy R. McLevish	52	Executive Vice President and Chief Financial Officer
Richard G. Searer	54	Executive Vice President and President, Kraft North America
Jean E. Spence	50	Executive Vice President, Global Technology and Quality
Mary Beth West	45	Executive Vice President and Chief Marketing Officer

Ms. Rosenfeld was appointed as Chief Executive Officer of Kraft in June 2006 and assumed the additional role of Chairman in March 2007. Prior to that, she had been Chairman and Chief Executive Officer of Frito-Lay, a division of PepsiCo. Ms. Rosenfeld had been employed continuously by Kraft in various capacities from 1981 until 2003. Ms. Rosenfeld is also a member of the Cornell University Board of Trustees.

Mr. Brearton was appointed to his current position effective January 1, 2008. Prior to that, he served as Executive Vice President, Global Business Services and Strategy, as Senior Vice President of Business Process Simplification and as Corporate Controller for Kraft Foods Inc. He previously served as a Senior Vice President, Finance for Kraft. Mr. Brearton first joined Kraft in 1984. Mr. Brearton is also on the Board of Directors for America’s Second Harvest.

Mr. Firestone was appointed as Executive Vice President, Corporate and Legal Affairs and General Counsel in January 2006. He previously served as Kraft’s Executive Vice President, General Counsel and Corporate Secretary. Prior to joining Kraft in 2003, Mr. Firestone served as Senior Vice President and General Counsel of Philip Morris International.

Mr. Khosla was appointed as Executive Vice President and President, Kraft International in January 2007. Before joining Kraft, he served as the Managing Director of the consumer and foodservice business for the New Zealand-based Fonterra Co-operative Group. Previously Mr. Khosla spent 27 years with Unilever in India, London and Europe.

Ms. May was appointed as Executive Vice President, Global Human Resources in October 2005. Prior to joining Kraft, she had been Corporate Vice President, Human Resources for Baxter International Inc. Ms. May serves on the Board of Directors of MB Financial Inc.

Mr. McLevish was appointed as Executive Vice President and Chief Financial Officer in October 2007. Prior to that, he had been the Senior Vice President and Chief Financial Officer at Ingersoll-Rand Company Limited. Mr. McLevish serves on the Board of Directors of Kennametal Inc.

Mr. Searer was appointed as Executive Vice President and President, Kraft North America in September 2006. Previously, Mr. Searer served as the Group Vice President and President, North America Convenient Meals Sector. Mr. Searer joined Kraft in 1981.

Ms. Spence was appointed as Executive Vice President, Global Technology and Quality in January 2004. Prior to her current position, Ms. Spence served as the Senior Vice President, Research and Development, Kraft Foods North America. She joined Kraft in 1981.

Ms. West was appointed as Executive Vice President and Chief Marketing Officer in October 2007. Previously, she served as a Group Vice President for Kraft and President of the North America Beverages Sector. Ms. West joined Kraft in 1986. Ms. West currently serves on Board of Directors for J.C. Penney Co., Inc. and is a member of the Executive Leadership Council.

James P. Dollive, 56, was appointed Executive Vice President and Chief Financial Officer in 2006. In 2001, he was named as Senior Vice President and Chief Financial Officer and prior to that he held various positions with increasing responsibility within Kraft. Mr. Dollive joined Kraft in 1978 and will retire from Kraft effective February 29, 2008.

Franz - Josef H. Vogelsang, 57, was appointed as Executive Vice President, Global Supply Chain in January 2004. Prior to that role, he served as Senior Vice President, Operations, Procurement and Supply Chain for Kraft Foods International since 1998. Mr. Vogelsang retired from Kraft on January 1, 2008.

We adopted The Kraft Foods Code of Conduct for Compliance and Integrity, which qualifies as a code of ethics under Item 406 of Regulation S-K. The code applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Our code of ethics is available free of charge on our website at http://www.kraft.com/assets/pdf/KraftFoods_CodeofConduct.pdf and will be provided free of charge to any stockholder submitting a written request to: Corporate Secretary, Kraft Foods Inc., Three Lakes Drive, Northfield, IL 60093. We will disclose any waiver we grant to our principal executive officer, principal financial officer, principal accounting officer or controller under our code of ethics, or certain amendments to the code of ethics, on our website at www.kraft.com.

In addition, we adopted Corporate Governance Guidelines, charters for each of the Board’s four standing committees and the Code of Business Conduct and Ethics for Directors. All of these materials are available on our website at www.kraft.com and will be provided free of charge to any stockholder requesting a copy by writing to: Corporate Secretary, Kraft Foods Inc., Three Lakes Drive, Northfield, IL 60093. Certain of these materials may also be found in the proxy statement relating to our 2008 Annual Meeting of Shareholders.

Available Information

Our Internet address is www.kraft.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge as soon as possible after we electronically file them with, or furnish them to, the SEC. You can access our filings with the SEC by visiting http://www.kraft.com/Investor/sec-filings-annual-report/. The information on our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC.

You can also read and copy any document that we file, including this Annual Report on Form 10-K, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Call the SEC at 1-800-SEC-0330 for information on the operation of the Public Reference Room. In addition, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. You can electronically access our SEC filings there.

Forward-Looking Statements

This report contains forward-looking statements regarding our expectation that there will be an adequate supply of the raw materials we use and that they are generally available from numerous sources; that our relationships with our employees and their representative organizations are good; with regard to our intent to merge our Post cereals business with Ralcorp, the closing date and that closing is subject to customary closing conditions, the number of employees we anticipate will join Ralcorp, the amount of Ralcorp stock our shareholders will own, that the transaction is expected to be tax-free to our U.S. shareholders, the effects depending on whether we determine to do a spin-off or a split-off and the amount of cash we will receive; with regard to the Danone global biscuit business that we plan to build profitable scale by expanding distribution reach in countries with rapidly growing demand; our plan to contain administrative overhead while investing in quality, R&D, marketing , sales and other capabilities that support growth; the amount we will spend on quality upgrades in 2008; with regard to our Restructuring Program, our pre-tax charges, the number of facilities we intend to close and the number of positions we will eliminate, the use of cash to pay approximately $1.7 billion of the charges and the amount of cumulative and annualized savings; with regard to implementing our new operating structure, the intent to simplify, streamline and increase accountability to generate reliable growth for Kraft and the number of positions we are eliminating; the number of positions we will eliminate in connection with severance initiatives; our belief that the ultimate resolution of existing environmental remediation actions and our compliance with environmental laws and regulations will not have a material effect on our financial results; that the assumptions we use in recording our pension and postretirement plan obligations are reasonable; our health care cost trend rate assumption; the date we intend to adopt the measurement provisions of SFAS No. 158 and that it will not have a significant impact; our anticipated decrease in 2008 pre-tax U.S. and non-U.S. pension and postretirement expense and that our assumptions will not change further; our belief regarding our liquidity; our growth strategy regarding acquisitions and divestitures; our expectation for, and how we intend to fund, 2008 capital expenditures; our intent to repay borrowings under the Danone Biscuit facility from the proceeds of the issuance of investment grade bonds or other securities; our expectation to continue to meet financial covenants under our revolving credit facility; the amount of our expected payment for tax liabilities; our expectation to complete the current authorization under our share repurchase program before the authorization expires in March 2009; and our 2008 Outlook, specifically diluted EPS, costs, savings and spending related to our Restructuring Program; and our 2008 effective tax rate.

These forward-looking statements involve risks and uncertainties, and the cautionary statements contained in the “Risk Factors” found in this Annual Report on Form 10-K identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Such factors, include, but are not limited to, continued higher input costs, pricing actions, increased competition, our ability to differentiate our products from private label products, increased costs of sales, our ability to realize the expected cost savings and spending from our planned Restructuring Program, difficulty in obtaining materials from our suppliers, the ability to supply our products and meet demand for our products, our indebtedness and our ability to pay our indebtedness, unexpected safety or manufacturing issues, FDA or other regulatory actions or delays, unanticipated expenses such as litigation or legal settlement expenses, our inability to successfully integrate the Danone Biscuit business, our failure to consummate the Post merger, a shift in our product mix to lower margin offerings, risks from operating internationally, our ability to protect our intellectual and other proprietary rights, our ability to retain key employees and tax law changes. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this Form 10-K.

Item 1A.	Risk Factors.

You should read the following risk factors carefully in connection with evaluating our business and the forward-looking information contained in this Annual Report on Form 10-K. Any of the following risks could materially adversely affect our business, operating results, financial condition and the actual outcome of matters as to which forward-looking statements are made in this Annual Report on Form 10-K. While we believe we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our business, performance or financial condition in the future.

We operate in a highly competitive industry, which may affect our profitability.

The food industry is intensely competitive. We compete based on price, product innovation, product quality, brand recognition and loyalty, effectiveness of marketing, promotional activity and the ability to identify and satisfy consumer preferences. From time to time, we may need to reduce our prices in response to competitive and customer pressures and to maintain our market share. Competition and customer pressures, however, also may restrict our ability to increase prices in response to commodity and other input cost increases. Our results of operations will suffer if profit margins decrease, as a result of either a reduction in prices or increased input costs, and if we are unable to increase sales volumes to offset those profit margin decreases.

We may also need to increase spending on marketing, advertising and new product innovation to protect existing market share or capture increased market share. The success of our investments is subject to risks, including uncertainties about trade and consumer acceptance. As a result, our increased expenditures may not maintain or enhance market share and could result in lower profitability.

Our brand image may be challenged to compete against lower-priced private label items, particularly in times of economic downturns.

Retailers are increasingly offering private label products that compete with our products. Consumers’ willingness to purchase our products will depend upon our ability to offer products that appeal to consumers at the right price. It is also important that our products are perceived to be of a higher quality than less expensive alternatives. If the difference in quality between our products and those of store brands narrows, or if such difference in quality is perceived to have narrowed, then consumers may not buy our products. Furthermore, during periods of economic uncertainty, consumers tend to purchase more private label or other economy brands, which could reduce sales volumes of our higher margin products or there could be a shift in our product mix to our lower margin offerings. If we are not able to maintain or improve our brand image, it could have a material affect on our market share and our profitability.

Consolidation of retail customers may affect our operating margins and profitability. In addition, the loss of a significant customer could significantly affect our results of operations.

Retail customers, such as supermarkets, warehouse clubs and food distributors, continue to consolidate in the U.S., the EU and our other major markets. These consolidations have produced large, sophisticated customers with increased buying power. These larger retailers are capable of operating with reduced inventories, they can resist price increases, and they demand lower pricing, increased promotional programs and specifically tailored products. They also may use shelf space currently used for our products for their own private label products. If we fail to respond to these trends, our volume growth could slow or we may need to lower our prices or increase our investments in marketing, any of which could adversely affect our profitability.

Our largest customer, Wal-Mart Stores, Inc., accounted for approximately 15% of our net revenues during 2007. During 2007, our five largest customers accounted for approximately 28% of our net revenues. The loss of any one of our top customers could have a material adverse affect on our sales.

Continuing increases in commodity costs may affect our profitability.

We are a major purchaser of commodities including, dairy, coffee, cocoa, wheat, corn products, soybean and vegetable oils, nuts, meat products, and sugar and other sweeteners. We also use significant quantities of glass, plastic and cardboard to package our products, and natural gas for our factories and warehouses. Price volatility for commodities we purchase has increased due to conditions outside of our control, including fluctuations in commodities markets, currency fluctuations and changes in governmental agricultural programs. If we are unable to increase our prices to offset increased commodity costs or achieve cost efficiencies in manufacturing and distribution, our profitability could suffer.

Our product sales depend on our ability to predict, identify and interpret changes in consumer preferences and develop and offer new products rapidly enough to meet those changes.

Consumer preferences for food products change continually. For example, recently, consumers have been increasingly focused on health and wellness with respect to the food products they buy. As a result, over the last several years our products have been subject to scrutiny relating to genetically modified organisms and the health implications of obesity and trans-fatty acids. Our success depends on our ability to predict, identify and interpret the tastes and dietary habits of consumers and to offer products that appeal to those preferences. We have been and will continue to be affected by publicity concerning the health implications of our products, some of which could negatively influence consumer perception and acceptance of our products and marketing programs.

Furthermore, if we do not succeed in offering products that appeal to consumers, our sales and market share will decrease, and our profitability will suffer. We must be able to distinguish among short-term fads, mid-term trends and long-term changes in consumer preferences. If we are unable to accurately predict which shifts in consumer preferences will be long-term, or if we fail to introduce new and improved products to satisfy those preferences, our sales will decline. In addition, because of our varied consumer base, we must offer a sufficient array of products to satisfy the broad spectrum of consumer preferences. If we fail to successfully innovate products across a multitude of product categories or if we do not rapidly develop products in faster growing and more profitable categories, demand for our products will decrease and our profitability could suffer.

Our international operations are subject to additional risks.

Approximately 42% of our 2007 sales and approximately 39% of our 2006 sales were generated in foreign countries. Our international operations are subject to inherent risks, including fluctuations in currency values, unpredictability of foreign currency exchange controls, discriminatory fiscal policies, unexpected changes in local regulations and laws in foreign countries and the uncertainty of enforcement of remedies in foreign jurisdictions. In addition, international sales are subject to risks related to imposition of tariffs, quotas, trade barriers and other similar restrictions. Moreover, economic changes, terrorist activity, political unrest and other economic or political uncertainties may interrupt or otherwise negatively affect our business. All of these risks could result in increased costs or decreased revenues, either of which could adversely affect our profitability.

We may not be able to successfully consummate proposed acquisitions or divestitures or successfully integrate acquired businesses.

From time to time, we evaluate acquisition candidates that would strategically fit our business objectives. If we are unable to complete, successfully integrate and develop these acquisition candidates to realize revenue growth and cost savings, our financial results could be adversely affected. In addition, from time to time, we divest businesses that do not meet our strategic objectives, or do not meet our growth or profitability targets. Our profitability may be affected by either gains or losses on the sales of, or lost operating income from those businesses. Also, we may not be able to complete desired or proposed divestitures on terms favorable to us. Moreover, we may incur asset impairment charges related to acquisitions or divestitures which may reduce our profitability. Finally, our acquisition or divestiture activities may present financial, managerial and operational risks, including diversion of management attention from existing core businesses, integrating or separating personnel and financial and other systems, adverse effects on existing business relationships with suppliers and customers, inaccurate estimates of fair value made in the accounting for acquisitions and amortization of acquired intangible assets which would reduce future reported earnings, potential loss of customers or key employees of acquired businesses, and indemnities and potential disputes with the buyers or sellers. Any of these activities could affect our product sales, financial conditions and results of operations.

Product recalls, injuries caused by products or other legal claims could affect our reputation and profitability.

Selling products for human consumption involves inherent legal risks. We could be required to recall products due to product contamination, spoilage or other adulteration, product misbranding or product tampering. We may also suffer losses if our products or operations violate applicable laws or regulations, or if our products cause injury, illness or death. In addition, our advertising could be the target of claims of false or deceptive advertising. A significant product liability or other legal judgment against us, or a widespread product recall may adversely affect our profitability. Moreover, even if a product liability or consumer fraud claim is unsuccessful, has no merit or is not pursued, the negative publicity surrounding assertions against our products or processes could adversely affect our reputation and brand image.

We operate in a highly regulated environment.

Food production and marketing are highly regulated by a variety of federal, state, local and foreign agencies. New regulations and changes to existing regulations are issued regularly. Increased governmental regulation of the food industry, such as proposed requirements designed to enhance food safety or to regulate imported ingredients, could increase our costs and adversely affect our profitability.

Changes in our credit ratings could increase our financing costs.

We maintain revolving credit facilities that historically have been used to support the issuance of commercial paper. A downgrade in our credit ratings, particularly our short-term debt rating, would likely reduce the amount of commercial paper we could issue or it could raise our borrowing costs, or both.

Volatility in the equity markets or interest rates could substantially increase our pension costs.

At the end of 2007, the projected benefit obligation of our defined benefit pension plans was $10.2 billion and assets were $11.0 billion. The difference between plan obligations and assets, or the funded status of the plans, significantly affects the net periodic benefit costs of our pension plans and the ongoing funding requirements of those plans. Among other factors, changes in interest rates, mortality rates, early retirement rates, investment returns and the market value of plan assets can (i) affect the level of plan funding; (ii) cause volatility in the net periodic pension cost; and (iii) increase our future funding requirements. In addition, if we divest certain businesses, we may be required to increase future contributions to the benefit plans and the related net periodic pension cost could increase. A significant increase in our funding requirements could have a negative impact on our results of operations and profitability.

Item 1B.	Unresolved Staff Comments.

We have received no written comments regarding our quarterly, annual or current reports from the staff of the SEC that remain unresolved.

Item 2.	Properties.

We have 187 manufacturing and processing facilities worldwide. In North America, we have 64 facilities, and outside of North America, we have 123 facilities located in 44 countries. These manufacturing and processing facilities are located throughout the following territories:

Territory	Number of Facilities

U.S.	51
Canada	13
European Union	67
Eastern Europe, Middle East and Africa	17
Latin America	20
Asia Pacific	19

Total	187

We own 181 and lease six of these manufacturing and processing facilities. We maintain all of our plants and properties in good condition, and we believe they are suitable and adequate for our present needs.

We have publicly announced, but not yet completed the sale or closure of five facilities in the U.S., three facilities in Canada, six facilities in Europe, one facility in Asia Pacific and two facilities in Latin America. The numbers above include these facilities.

As of December 31, 2007, our distribution facilities consisted of 313 distribution centers and depots worldwide. In North America, we had 302 distribution centers and depots, more than 75% of which support our direct-store-delivery systems. Outside North America, we had eleven distribution centers in seven countries. We own 39 of these distribution centers and three of these depots, and we lease 128 of these distribution centers and 143 of these depots. We believe that all of these facilities are in good condition and have sufficient capacity to meet our distribution needs in the near future.

In January 2004, we announced a three-year Restructuring Program and in January 2006, extended it through 2008. As part of the Restructuring Program, we anticipate closing up to 35 facilities. We announced the closure of three plants during 2007; we have now announced the closure of 30 facilities since the program began in 2004.

Item 3.	Legal Proceedings.

On August 27, 2007, The Proctor & Gamble Company (“P&G”) filed suit in the U.S. District Court for the Northern District of California against our wholly-owned subsidiary, Kraft Foods Global, Inc. (“KFGI”), for patent infringement. P&G alleges that the plastic packaging for our Maxwell House® brand coffee infringes their U.S. Patent Number 7,169,418, entitled “Packaging System to Provide Fresh Packed Coffee” (“P&G Patent”). P&G seeks, among other things, preliminary and permanent injunctions enjoining our use of the alleged infringing plastic packaging, and unspecified damages. The P&G Patent is, at the same time, the subject of a pending inter partes reexamination proceeding before the U.S. Patent and Trademark Office, which could either invalidate, or validate, the patent, in its entirety or in part. For this reason, KFGI filed a Motion to Stay the patent infringement suit on grounds that the outcome of the inter partes reexamination could dispose of all or some of the asserted claims. On October 11, 2007, the Court granted KFGI’s Motion to Stay. P&G filed an appeal of the stay in the Court of Appeals for the Federal Circuit on November 9, 2007, and KFGI then filed a motion to dismiss P&G’s appeal on December 17, 2007. A decision on the motion is pending at this time. No further rulings are expected in this patent infringement suit pending the outcome of the inter partes reexamination.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The information called for under Part II Items 5(a) and (b) are incorporated by reference to footnote 17, Quarterly Financial Data (Unaudited), which is included within Item 8.

(c) Issuer Purchases of Equity Securities during the Quarter ended December 31, 2007.

Our share repurchase program activity for the three months ended December 31, 2007 was:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

October 1-October 31, 2007	-	$-	90,861,632	$2,000,000,828
November 1-November 30, 2007	9,140,000	$33.22	100,001,632	$1,696,403,160
December 1-December 31, 2007	5,655,171	$34.73	105,656,803	$1,500,000,842

Pursuant to Publicly Announced Plans or Programs	14,795,171

October 1-October 31, 2007 (3)	10,222	$34.37
November 1-November 30, 2007 (3)	1,311	$33.58
December 1-December 31, 2007 (3)	-	$-

For the Quarter Ended December 31, 2007	14,806,704	$-

(1)	Immediately following the Distribution, we announced a new $5.0 billion, two-year share repurchase program. We are not obligated to acquire any amount of our Common Stock and may suspend the program at our discretion.
(2)	Aggregate number of shares repurchased under the share repurchase program as of the end of the period presented.
(3)	Shares tendered to us by employees who vested in restricted stock and rights, and used shares to pay the related taxes. As such, these are non-cash transactions.

The principal stock exchange on which our Common Stock is listed is the NYSE. At January 31, 2008, there were approximately 87,000 holders of record of our Common Stock.

(d) Performance Graph.

Comparison of Five-Year Cumulative Total Return

The following graph compares the cumulative total return on our Common Stock with the cumulative total return of the S&P 500 Index and the performance peer group index. The graph assumes the reinvestment of all dividends on a quarterly basis.

Date	Kraft Foods	S&P 500	Performance Peer Group
December 2002	$100.00	$100.00	$100.00
December 2003	$84.57	$128.63	$115.19
December 2004	$95.68	$142.59	$122.98
December 2005	$77.86	$149.58	$129.36
December 2006	$101.57	$173.15	$155.10
December 2007	$95.75	$182.64	$185.94

The Kraft performance peer group consists of the following companies considered our market competitors, or that have been selected on the basis of industry, level of management complexity, global focus or industry leadership: Anheuser-Busch Companies, Inc., Cadbury Schweppes plc, Campbell Soup Company, The Clorox Company, The Coca-Cola Company, Colgate-Palmolive Company, ConAgra Foods, Inc., Diageo plc, General Mills, Inc., Groupe Danone, H.J. Heinz Company, Hershey Foods Corporation, Kellogg Company, Nestlé S.A., PepsiCo, Inc., The Procter & Gamble Company, Sara Lee Corporation, and Unilever N.V.

The graph and other information furnished under this Part II Item 5(a) of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act of 1934, as amended.

Item 6.	Selected Financial Data.

Kraft Foods Inc.

Selected Financial Data - Five Year Review (in millions of dollars, except per share and employee data)

	2007	2006	2005	2004	2003
Summary of Operations:
Net revenues	$37,241	$34,356	$34,113	$32,168	$30,498
Cost of sales	24,651	21,940	21,845	20,281	18,531
Operating income	4,331	4,521	4,749	4,609	5,856
Interest and other debt expense, net	604	510	636	666	665

Earnings from continuing operations, before income taxes	3,727	4,011	4,113	3,943	5,191
Pre-tax profit margin from continuing operations	10.0%	11.7%	12.1%	12.3%	17.0%
Provision for income taxes	1,137	951	1,209	1,274	1,812
(Loss)/earnings from discontinued operations, net of income taxes	-	-	(272)	(4)	97

Net earnings	2,590	3,060	2,632	2,665	3,476
Basic EPS:
Continuing operations	1.64	1.86	1.72	1.56	1.95
Discontinued operations	-	-	(0.16)	-	0.06

Net earnings	1.64	1.86	1.56	1.56	2.01
Diluted EPS:
Continuing operations	1.62	1.85	1.72	1.55	1.95
Discontinued operations	-	-	(0.17)	-	0.06

Net earnings	1.62	1.85	1.55	1.55	2.01
Dividends declared per share	1.04	0.96	0.87	0.77	0.66
Weighted average shares (millions) - Basic	1,575	1,643	1,684	1,709	1,727
Weighted average shares (millions) - Diluted	1,594	1,655	1,693	1,714	1,728
Capital expenditures	1,241	1,169	1,171	1,006	1,085
Depreciation	873	884	869	868	804
Property, plant and equipment, net	10,778	9,693	9,817	9,985	10,155
Inventories	4,096	3,506	3,343	3,447	3,343
Total assets	67,993	55,574	57,628	59,928	59,285
Long-term debt	12,902	7,081	8,475	9,723	11,591
Total debt	21,009	10,821	11,200	12,518	13,462
Shareholders’ equity	27,295	28,555	29,593	29,911	28,530
Common dividends declared as a % of Basic EPS	63.4%	51.6%	55.8%	49.4%	32.8%
Common dividends declared as a % of Diluted EPS	64.2%	51.9%	56.1%	49.7%	32.8%
Book value per common share outstanding	17.79	17.45	17.72	17.54	16.57
Market price per Common Stock share - high/low	37.20-29.95	36.67-27.44	35.65-27.88	36.06-29.45	39.40-26.35
Closing price of Common Stock at year end	32.63	35.70	28.17	35.61	32.22
Price/earnings ratio at year end - Basic	20	19	18	23	16
Price/earnings ratio at year end - Diluted	20	19	18	23	16
Number of common shares outstanding at year end (millions)	1,534	1,636	1,670	1,705	1,722
Number of employees	103,000	90,000	94,000	98,000	106,000

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussions should be read in conjunction with the other sections of this report, including the consolidated financial statements and related notes contained in Item 8 of this Form 10-K.

Description of the Company

We manufacture and market packaged food products, including snacks, beverages, cheese, convenient meals and various packaged grocery products, worldwide in more than 150 countries.

Kraft Spin-Off from Altria:

In the first quarter of 2007, Altria Group, Inc. (“Altria”) spun off its remaining interest (89.0%) in Kraft on a pro rata basis to Altria stockholders in a tax-free transaction. Effective as of the close of business on March 30, 2007, all Kraft shares owned by Altria were distributed to Altria’s stockholders, and our separation from Altria was completed (the “Distribution”). Before the Distribution, Altria converted all of its Class B shares of Kraft common stock into Class A shares of Kraft common stock. The Distribution ratio was calculated by dividing the number of shares of Kraft Common Stock held by Altria by the number of Altria shares outstanding on the record date, March 16, 2007. The distribution ratio was 0.692024 shares of Kraft Common Stock for every share of Altria common stock outstanding. Following the Distribution, we only have Class A common stock outstanding.

Executive Summary

The following executive summary is intended to provide significant highlights of the Discussion and Analysis that follows.

•	Net revenues in 2007 increased 8.4% to $37.2 billion. Net revenues in 2006 increased 0.7% to $34.4 billion.

•	Diluted EPS in 2007 decreased 12.4% to $1.62. Diluted EPS in 2006 increased 19.4% to $1.85.

•	We recorded Restructuring Program charges of $459 million during 2007, $673 million during 2006 and $297 million during 2005.

•

We made solid progress executing our long-term growth strategy, which focuses on: rewiring the organization for growth; reframing our categories; exploiting our sales capabilities; and driving down costs without compromising quality.

•

On November 30, 2007, we acquired the global biscuit business of Groupe Danone S.A. for approximately €5.1 billion (approximately $7.6 billion) in cash subject to purchase price adjustments. We will report the results from operations on a one month lag; as such, there was no impact on our operating results in 2007.

•

On November 15, 2007, we announced a definitive agreement to merge our Post cereals business into Ralcorp Holdings, Inc. The transaction is subject to customary closing conditions, including anti-trust approval, IRS tax-free ruling and Ralcorp Holdings, Inc. shareholder approvals. To date, the anti-trust approval has been obtained. We expect this transaction to be completed in mid-2008.

•

Immediately following the Distribution, we announced a new $5.0 billion, two-year share repurchase program. It replaced our previous $2.0 billion share repurchase program. During 2007, we repurchased 110.1 million shares of our Common Stock for approximately $3.6 billion under our share repurchase programs.

•

In August 2007, we issued $3.5 billion of senior unsecured notes, and in December 2007, we issued an additional $3.0 billion of senior unsecured notes. We used the net proceeds (approximately $3,462 million in August and $2,966 million in December) for general corporate purposes, including the repayment of outstanding commercial paper and a portion of the bridge facility used to fund our Danone Biscuit acquisition.

•

In the third quarter of 2007, our Board of Directors approved an 8.0% increase in the current quarterly dividend rate to $0.27 per share on our Common Stock. As a result, our current annualized dividend rate is $1.08 per share of Common Stock.

Discussion and Analysis

Growth Strategy

At the Consumer Analyst Group of New York (“CAGNY”) Conference in February 2008, we presented the progress we made in 2007 on our long-term growth strategy and our plans for the second year of our three-year plan to return Kraft to reliable growth. Our four growth strategies and 2007 developments are summarized below.

Rewire the organization for growth - We made significant changes to our incentive systems, senior management team and organizational structure. Our annual bonuses and long-term incentive plans are now tied to measures that our people can control and that will increase shareholder value such as operating income growth. We also complemented our veteran Kraft management team by adding new talent. In February 2008, we announced the implementation of our new operating structure built on three core elements: business units now have full P&L accountability and are staffed accordingly; shared services that leverage the scale of our global portfolio; and a streamlined corporate staff.

Reframe our categories - We are utilizing the concept of the “Growth Diamond” to focus on four key consumer trends driving category growth: Snacking; Quick Meals; Health and Wellness; and Premium.

We also reframed our portfolio through acquisitions and divestitures. In 2007, we divested our flavored water and juice brand assets and related trademarks, including Veryfine and Fruit2O, and acquired the Danone Biscuit business. These changes will result in increased revenues being derived from Kraft International. We also announced the planned merger of the Post Business into Ralcorp, which we anticipate will be completed in mid-2008.

Exploit our sales capabilities - We are using our large scale as a competitive advantage as we better leverage our portfolio. Our “Wall-to-Wall” initiative for Kraft North America combined the executional benefits of direct store delivery used in our Biscuit business unit with the economics of our warehouse delivery to drive faster growth. Wall-to-Wall will increase the frequency of our retail visits and build stronger, ongoing relationships with store management allowing us to: reduce out-of-stocks; get new items to the shelves more quickly; and increase the number and quality of displays. We plan to complete the full rollout in North America by mid-2008.

We plan to build profitable scale by expanding our distribution reach in countries with rapidly growing demand. The acquisition of Danone Biscuit is part of our efforts to expand our reach in developing markets.

Drive down costs without compromising quality - We plan to contain administrative overhead costs while investing in quality, R&D, marketing, sales and other capabilities that support growth. We are incrementally investing $100 million into quality upgrades in 2008. Additionally, we anticipate completing our Restructuring Program in 2008 with total annualized savings reaching $1.2 billion by the end of 2009.

Summary of Financial Results

The following tables show the significant changes in our net earnings and diluted EPS between 2007 and 2006, and between 2006 and 2005 (in millions, except per share data):

	Earnings from Continuing Operations	Diluted EPS from Continuing Operations

For the year ended December 31, 2006	$3,060	$1.85
2007 Losses on divestitures, net	(3)	-
2006 Gains on divestitures, net	(31)	(0.02)
2006 Gain on redemption of United Biscuits investment	(148)	(0.09)
2007 Restructuring Program	(303)	(0.19)
2006 Restructuring Program	444	0.27
European Union segment reorganization	(7)	-
2007 Asset impairment charges	(52)	(0.03)
2006 Asset impairment charges	284	0.17
Change in effective tax rate	13	0.01
Interest from tax reserve transfers from Altria Group, Inc.	49	0.03
2006 favorable resolution of the Altria Group, Inc. 1996-1999 IRS Tax Audit	(405)	(0.24)
Change in shares outstanding	-	0.07
Decrease in operations	(311)	(0.21)

For the year ended December 31, 2007	$2,590	$1.62

	Earnings from Continuing Operations	Diluted EPS from Continuing Operations

For the year ended December 31, 2005	$2,904	$1.72
2006 Gains on divestitures, net	31	0.02
2005 Gains on divestitures, net	(65)	(0.04)
2006 Gain on redemption of United Biscuits investment	148	0.09
2006 Restructuring Program	(444)	(0.27)
2005 Restructuring Program	199	0.12
2006 Asset impairment charges	(284)	(0.17)
2005 Asset impairment charges	140	0.08
Change in effective tax rate	(66)	(0.04)
2006 favorable resolution of the Altria Group, Inc. 1996-1999 IRS Tax Audit	405	0.24
Change in shares outstanding	-	0.04
Increase in operations	92	0.06

For the year ended December 31, 2006	$3,060	$1.85

See below for a discussion of those events affecting comparability and a discussion of operating results.

Acquisitions and Divestitures

Danone Biscuit:

On November 30, 2007, we acquired the global biscuit business of Groupe Danone S.A. (“Danone Biscuit”) for €5.1 billion (approximately $7.6 billion) in cash subject to purchase price adjustments. On October 12, 2007, we entered into a 364-day bridge facility agreement, and at closing, we borrowed €5.1 billion under that facility in order to finance the acquisition. The acquisition included 32 manufacturing facilities and approximately 14,000 employees. Danone Biscuit generated global revenues of approximately $2.8 billion during 2007. Danone Biscuit will report results from operations on a one month lag; as such, there was no impact on our operating results in 2007. On a proforma basis, Danone Biscuit’s net earnings for the year ended December 31, 2007 would have been insignificant to Kraft.

We acquired assets consisting primarily of goodwill of $5,239 million (which will not be deductible for statutory tax purposes), intangible assets of $2,196 million (substantially all of which are expected to be indefinite lived), property, plant and equipment of $561 million, receivables of $759 million and inventories of $198 million. These amounts represent the preliminary allocation of purchase price and are subject to revision when appraisals are finalized, which will occur during 2008.

United Biscuits:

In 2006, we acquired the Spanish and Portuguese operations of United Biscuits (“UB”) for approximately $1.1 billion. The non-cash acquisition was financed by our assumption of $541 million of debt issued by the acquired business immediately prior to the acquisition, as well as $530 million of value for the redemption of our outstanding investment in UB, primarily deep-discount securities. The redemption of our outstanding investment resulted in a gain on closing of approximately $251 million, or $0.09 per diluted share, in the third quarter of 2006. As part of the transaction, we also recovered the rights to all Nabisco trademarks in the European Union, Eastern Europe, the Middle East and Africa, which UB had held since 2000. The Spanish and Portuguese operations of UB include its biscuits, dry desserts and canned meats, tomato and fruit juice businesses. The operations also include seven manufacturing facilities and 1,300 employees. These businesses contributed net revenues of approximately $466 million for the year ended December 31, 2007 and approximately $111 million for the period from September 2006 to December 31, 2006.

We acquired assets consisting primarily of goodwill of $730 million, intangible assets of $217 million, property, plant and equipment of $149 million, receivables of $101 million and inventories of $34 million.

Post Distribution:

On November 15, 2007, we announced a definitive agreement to merge our Post cereals business (“Post Business”) into Ralcorp Holdings, Inc. (“Ralcorp”) after a tax-free distribution to our shareholders (the “Post Distribution”). We have signed an agreement with Ralcorp to execute the Post Distribution by means of a “Reverse-Morris Trust” transaction. This transaction is subject to customary closing conditions, including anti-trust approval, IRS tax-free ruling and Ralcorp shareholder approvals. To date, the anti-trust approval has been obtained. We anticipate that this transaction will be completed in mid-2008.

The Post Business had net revenues of approximately $1.1 billion in 2007, and includes such cereals as Honey Bunches of Oats, Pebbles, Shredded Wheat, Selects, Grape Nuts and Honeycomb. The brands in this transaction are distributed primarily in North America. In addition to the Post brands, the transaction includes four manufacturing facilities and certain manufacturing equipment. We anticipate that approximately 1,250 employees will join Ralcorp following the consummation of the transaction.

Our shareholders will receive at least 30.3 million shares of Ralcorp stock after the Post Distribution and the subsequent merger of the Post Business with Ralcorp. Based on market conditions prior to closing, we will determine whether the shares will be distributed in a spin-off or a split-off transaction. Either type of transaction is expected to be tax-free to our U.S. shareholders. In a spin-off transaction, our shareholders would receive a pro rata number of Ralcorp shares. In a split-off transaction, our shareholders would have the option to exchange their Kraft shares and receive Ralcorp shares at closing, resulting in a reduction in the number of shares of our Common Stock outstanding. In addition, Kraft will receive approximately $960 million of cash-equivalent value, which will be used to repay debt.

Other:

In 2007, we received $216 million in proceeds, and recorded pre-tax gains of $15 million on the divestitures of our hot cereal assets and trademarks, our sugar confectionery assets in Romania and related trademarks and our flavored water and juice brand assets and related trademarks, including Veryfine and Fruit2O. We recorded an after-tax loss of $3 million on these divestitures, which reflects the differing book and tax bases of our hot cereal assets and trademarks divestiture.

In 2006, we received $946 million in proceeds, and recorded pre-tax gains of $117 million on the divestitures of our pet snacks brand and assets, rice brand and assets, certain Canadian assets, our industrial coconut assets, a small U.S. biscuit brand and a U.S. coffee plant. We recorded after-tax gains of $31 million, or $0.02 per diluted share, on these divestitures, which reflects the tax expense of $57 million related to the differing book and tax bases on our pet snacks brand and assets divestiture.

In 2005, we received $238 million in proceeds, and recorded pre-tax gains of $108 million, or $0.04 per diluted share, on the divestitures of our fruit snacks assets, our U.K. desserts assets, our U.S. yogurt assets, a small operation in Colombia, a minor trademark in Mexico and a small equity investment in Turkey.

We also sold substantially all of our sugar confectionery business in June 2005 for pre-tax proceeds of approximately $1.4 billion. The sale included the Life Savers, Creme Savers, Altoids, Trolli and Sugus brands. We reflected the results of our sugar confectionery business prior to the closing date as discontinued operations on the consolidated statements of earnings. We recorded a loss on sale of discontinued operations of $272 million in 2005, related largely to taxes on the transaction.

These (gains) / losses on divestitures were included in segment operating income as follows:

	For the Years Ended December 31,
	2007	2006	2005
	(in millions)

North America Beverages	$5	$95	$-
North America Cheese & Foodservice	-	8	(1)
North America Convenient Meals	-	(226)	-
North America Grocery	-	1	2
North America Snacks & Cereals	(12)	5	-
European Union	-	-	(114)
Developing Markets (1)	(8)	-	5

Gains on divestitures, net	$(15)	$(117)	$(108)

(1) This segment was formerly known as Developing Markets, Oceania & North Asia

These gains and losses on divestitures do not reflect the related asset impairment charges discussed below.

The aggregate operating results of the acquisitions and divestitures discussed above, other than the UB acquisition, and the divestiture of the sugar confectionery business, were not material to our financial statements in any of the periods presented.

Restructuring Program

In January 2004, we announced a three-year restructuring program (the “Restructuring Program”) and, in January 2006, extended it through 2008. The objectives of this program are to leverage our global scale, realign and lower our cost structure, and optimize capacity. As part of the Restructuring Program we anticipate:

•	incurring approximately $2.8 billion in pre-tax charges reflecting asset disposals, severance and implementation costs;
•	closing at least 35 facilities and eliminating approximately 13,500 positions;
•	using cash to pay for approximately $1.7 billion of the $2.8 billion in charges; and
•	cumulative, annualized savings reaching $1.2 billion by the end of 2009.

In February 2008, we announced the implementation of our new operating structure built on three core elements: accountable business units; shared services that leverage the scale of our global portfolio; and a streamlined corporate staff. Within our new structure, business units now have full P&L accountability and are staffed accordingly. This also ensures that we are putting our resources closer to where decisions are made that affect our consumers. Our corporate and shared service functions are streamlining their organizations and focusing them on core activities that can more efficiently support the goals of the business units. The intent was to simplify, streamline and increase accountability, with the ultimate goal of generating reliable growth for Kraft. As a result, we have eliminated approximately 700 positions as we streamline our headquarters functions.

We incurred charges under the Restructuring Program of $459 million in 2007, or $0.19 per diluted share; $673 million in 2006, or $0.27 per diluted share; and $297 million in 2005, or $0.12 per diluted share. Since the inception of the Restructuring Program, we have incurred $2.1 billion in charges, and paid cash for $1.1 billion. We announced the closure of three plants during 2007; we have now announced the closure of 30 facilities since the program began in 2004. In connection with our severance initiatives, we have eliminated approximately 11,000 positions as of December 31, 2007; at that time we had announced the elimination of an additional 400 positions.

Under the Restructuring Program, we recorded asset impairment and exit costs of $332 million during 2007, $578 million during 2006 and $210 million during 2005. We recorded implementation costs of $127 million in 2007, $95 million in 2006 and $87 million in 2005. Implementation costs are directly attributable to exit costs; however they do not qualify for treatment under Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. These costs primarily include the discontinuance of certain product lines, incremental expenses related to the closure of facilities and the Electronic Data Systems (“EDS”) transition discussed in Note 2 to the consolidated financial statements.

Management believes the disclosure of implementation charges provides readers of our financial statements greater transparency to the total costs of our Restructuring Program.

In addition, we expect to spend approximately $550 million in capital to implement the Restructuring Program. We have spent $387 million in capital since the inception of the Restructuring Program, including $142 million spent in 2007. Cumulative annualized cost savings resulting from the Restructuring Program were approximately $540 million through 2006. Incremental cost savings totaled approximately $243 million in 2007, resulting in cumulative annualized savings under the Restructuring Program of approximately $783 million to date. Refer to Note 2, Asset Impairment, Exit and Implementation Costs, for further details of our Restructuring Program.

European Union Segment Reorganization

We are also in the process of reorganizing our European Union segment to function on a pan-European centralized category management and value chain model. After the reorganization is complete, the European Principal Company (“EPC”) will manage the European Union segment categories centrally and make decisions for all aspects of the value chain, except for sales and distribution. The European subsidiaries will execute sales and distribution locally, and the local production companies will act as toll manufacturers on behalf of the EPC. The EPC legal entity has already been incorporated as Kraft Foods Europe GmbH in Zurich, Switzerland.

As part of this reorganization, we incurred $21 million of restructuring costs, $24 million of implementation costs and $10 million of other non-recurring costs during 2007, and incurred $7 million of restructuring costs during 2006. Restructuring and implementation costs are recorded as part of our overall Restructuring Program. Other costs relating to our European Union segment reorganization are recorded as marketing, administration and research costs. Management believes the disclosure of implementation and other non-recurring charges provides readers of our financial statements greater transparency to the total costs of our European Union segment reorganization.

Asset Impairment Charges

During the first and fourth quarters of 2007, we completed our annual review of goodwill and intangible assets. No impairments resulted from these reviews. Additionally, in 2007, we sold our flavored water and juice brand assets and related trademarks, and incurred an asset impairment charge of $120 million, or $0.03 per diluted share, in recognition of the sale. The charge, which included the write-off of the associated goodwill of $3 million, intangible assets of $70 million and property, plant and equipment of $47 million, was recorded as asset impairment and exit costs on the consolidated statement of earnings.

We recorded aggregate asset impairment charges in 2006 amounting to $424 million, or $0.17 per diluted share. During our 2006 annual review of goodwill and intangible assets we recorded a $24 million non-cash charge for impairment of biscuits assets in Egypt and hot cereal assets in the U.S. In addition, we incurred an asset impairment charge of $69 million in 2006 in anticipation of the 2007 sale of our hot cereal assets and trademarks. The charge included the write-off of a portion of the associated goodwill of $15 million, intangible assets of $52 million and property, plant and equipment of $2 million. No further charges were incurred in 2007 related to this sale. Additionally, in 2006, we incurred an asset impairment charge of $86 million in recognition of the pet snacks brand and assets sale. The charge included the write-off of a portion of the associated goodwill of $25 million, intangible assets of $55 million and property, plant and equipment of $6 million. Also during 2006, we re-evaluated the business model for our Tassimo hot beverage system due to lagging revenues. This evaluation resulted in a $245 million non-cash asset impairment charge from lower utilization of existing manufacturing capacity. We recorded these charges as asset impairment and exit costs on the consolidated statement of earnings.

We recorded aggregate asset impairment charges in 2005 amounting to $269 million, or $0.08 per diluted share. During the first quarter of 2005, we completed our annual review of goodwill and intangible assets. No impairments resulted from this review. In addition, we sold our fruit snacks assets during 2005 and incurred an asset impairment charge of $93 million in recognition of the sale. We also incurred asset impairment charges of $176 million in 2005 in anticipation of the 2006 sales of certain assets in Canada and a small biscuit brand in the U.S. These aggregate charges, which included the write-off of the associated goodwill of $13 million, intangible assets of $118 million and asset write-downs of $138 million were recorded as asset impairment and exit costs on the consolidated statement of earnings. Refer to Note 2, Asset Impairment, Exit and Implementation Costs, for further asset impairment details.

Provision for Income Taxes

Our tax rate was 30.5% in 2007, 23.7% in 2006 and 29.4% in 2005. Our 2007 effective tax rate includes $184 million in favorable tax rate items, primarily including the effects of dividend repatriation benefits, foreign earnings taxed below the U.S. federal statutory tax rate, foreign joint venture earnings, and the effect on foreign deferred taxes from lower foreign tax rates enacted in 2007, partially offset by other foreign tax expense items. The 2007 tax rate also benefited from an increased domestic manufacturing deduction and the divestiture of our flavored water and juice brand assets and related trademarks. These benefits were partially offset by state tax expense.

During 2006, the IRS concluded its examination of Altria’s consolidated tax returns for the years 1996 through 1999. The IRS issued a final Revenue Agents Report on March 15, 2006. Consequently, Altria reimbursed us $337 million for federal tax reserves that were no longer necessary and $46 million for interest ($29 million net of tax). We also recognized net state tax reversals of $39 million, for a total tax provision benefit of $376 million ($337 million federal plus $39 million state). The total benefit to net earnings that we recognized in 2006 due to the IRS settlement was $405 million, or $0.24 per diluted share. The 2006 tax rate also benefited from the resolution of various tax items in our foreign operations, dividend repatriation benefits, joint venture earnings, and lower foreign tax rates enacted in 2006 (primarily Canada). These benefits were partially offset by state tax expense and by the tax costs associated with our 2006 divestitures.

The 2005 effective tax rate includes tax benefits of $117 million from dividend repatriation including the impact from the American Jobs Creation Act of 2004, the resolution of outstanding items in our international operations, and the settlement of an outstanding U.S. tax claim. The 2005 tax rate also benefited from our 2005 divestitures, which was partially offset by state tax expense.

As discussed in Note 1, Summary of Significant Accounting Policies, Altria transferred our federal tax contingencies of $375 million to our balance sheet and related interest income of $77 million, or $0.03 per diluted share, as a result of the Distribution. Following the Distribution, we are no longer a member of the Altria consolidated tax return group, and we will file our own federal consolidated income tax return. We continue to assess opportunities to mitigate the loss of tax benefits as a result of filing separately, and currently estimate the annual amount of lost tax benefits to be in the range of $50 million to $75 million, as compared to 2007.

Consolidated Results of Operations

The following discussion compares our consolidated operating results for 2007 with 2006, and for 2006 with 2005.

Many factors impact the timing of sales to our customers. These factors include, among others, the timing of holidays and other annual or special events, seasonality, significant weather conditions, timing of our own or customer incentive programs and pricing actions, customer inventory programs and general economic conditions. Our domestic operating subsidiaries report year-end results as of the Saturday closest to the end of each year, and our international operating subsidiaries generally report year-end results two weeks prior to the Saturday closest to the end of each year. This resulted in 53 weeks of operating results in our consolidated statement of earnings for the year ended December 31, 2005, versus 52 weeks for the years ended December 31, 2007 and 2006.

	For the Years Ended December 31,		$ change	% change
	2007	2006
	(in millions, except per share data)

Net revenues	$37,241	$34,356	$2,885	8.4%

Operating income	4,331	4,521	(190)	(4.2%)

Net earnings	2,590	3,060	(470)	(15.4%)

Diluted earnings per share	$1.62	$1.85	(0.23)	(12.4%)

	For the Years Ended December 31,		$ change	% change
	2006	2005
	(in millions, except per share data)

Net revenues	$34,356	$34,113	$243	0.7%

Operating income	4,521	4,749	(228)	(4.8%)

Earnings from continuing operations	3,060	2,904	156	5.4%

Loss from discontinued operations, net of income taxes	-	(272)	272	(100.0%)

Net earnings	3,060	2,632	428	16.3%

Diluted earnings per share	$1.85	$1.55	0.30	19.4%

2007 compared with 2006:

Net Revenues - Net revenues increased $2,885 million (8.4%), due primarily to favorable currency (3.2 pp), favorable mix (1.8 pp), higher volume (1.7 pp), higher net pricing (1.6 pp) and the impact of acquisitions (1.0 pp), partially offset by the impact of divestitures (0.9 pp). Currency fluctuations increased net revenues by $1,070 million, due primarily to the continuing weakness of the U.S. dollar against the euro and Canadian dollar. Total volume increased 1.3% (net of 0.4 pp due to divestitures offset by acquisitions), driven by higher shipments in the European Union (due to the UB acquisition) and Developing Markets, partially offset by lower volume in all North American segments due primarily to the impact of divestitures, declines in certain grocery products and the discontinuation of select lower margin foodservice products.

Operating Income - Operating income declined $190 million (4.2%), due primarily to higher total manufacturing costs, including higher commodity costs, net of the impact of higher pricing ($533 million), higher marketing, administration and research costs ($338 million, including higher marketing support), an asset impairment charge related to our flavored water and juice brand assets and related trademarks ($120 million), the impact of divestitures ($105 million), the prior year $251 million gain on the redemption of our UB investment, and the prior year $226 million gain on the divested rice assets and trademarks. These items were partially offset by favorable volume/mix ($475 million), 2006 asset impairment charges related to the divested pet snacks and hot cereal assets and trademarks, Tassimo hot beverage system and biscuits assets in Egypt (totaling $424 million), lower Restructuring Program charges ($214 million) and the 2006 loss on the sale of a U.S. coffee plant ($95 million). Currency fluctuations increased operating income by $125 million due primarily to the continuing weakness of the U.S. dollar against the euro and Canadian dollar.

Net Earnings - Net earnings of $2,590 million decreased by $470 million (15.4%), due primarily to operating income declines, a favorable tax rate in 2006 from a significant tax resolution, and higher interest expense.

Earnings per Share - Diluted earnings per share were $1.62, down 12.4% from $1.85 in 2006.

In 2007, we incurred $0.19 per diluted share ($459 million before taxes) in Restructuring Program costs as compared to $0.27 per diluted share ($673 million before taxes) in 2006. Additionally, in 2007, we incurred $0.03 per diluted share ($120 million before taxes) in asset impairment charges as compared to $0.17 per diluted share ($424 million before taxes) in 2006. Due to the Distribution, we recognized interest income of $0.03 per diluted share ($77 million before taxes) from tax reserve transfers from Altria.

In 2006, we benefited from favorable federal and state tax resolutions amounting to $405 million, or $0.24 per diluted share. Additionally, in 2006, we benefited from a $0.09 per diluted share gain on the redemption of our UB investment and $0.02 per diluted share net gain on divestitures. Lastly, we benefited $.07 per diluted share due to the 2007 share repurchase activity.

2006 compared with 2005:

Our 2005 results included 53 weeks of operating results compared with 52 weeks in 2006. We estimate that this extra week positively impacted net revenues and operating income by approximately 2% in 2005 (approximately $625 million and $100 million, respectively).

Net Revenues - Net revenues increased $243 million (0.7%), due primarily to favorable volume/mix (0.7pp, including the 53rd week in 2005), higher net pricing (0.7pp), favorable currency (0.5 pp) and the impact of acquisitions (0.3pp), partially offset by the impact of divestitures (1.5pp). Currency fluctuations increased net revenues by $145 million due primarily to the weakness of the U.S. dollar against the Canadian dollar and the Brazilian real, partially offset by the strength of the U.S. dollar against the euro. Volume decreased 961 million pounds (5.0%), including the 53rd week in 2005 results. Excluding the impact of divestitures, the acquisition of UB and the 53rd week of shipments in 2005, volume decreased 0.4%, due primarily to the discontinuation of certain ready-to-drink and foodservice product lines and lower grocery shipments in North America, partially offset by higher shipments of meat, biscuits and cheese in North America and higher shipments in Developing Markets.

Operating Income - Operating income declined $228 million (4.8%), due primarily to higher Restructuring Program costs ($376 million), higher asset impairment charges ($155 million), 2005 net gains on divestitures ($108 million), higher marketing, administrative and research costs ($78 million), and the impact of divestitures ($71 million). These impacts were partially offset by the 2006 gain on redemption of our UB investment ($251 million), the 2006 net gains on divestitures ($117 million), higher pricing, net of increased promotional spending and higher input costs ($72 million), lower fixed manufacturing costs ($40 million), favorable volume/mix ($32 million, including the 53rd week in 2005) and the acquisition of UB ($18 million). Currency fluctuations increased operating income by $29 million due primarily to the weakness of the U.S. dollar against the Canadian dollar and the Brazilian real, partially offset by the strength of the U.S. dollar against the euro.

Earnings from Continuing Operations - Earnings from continuing operations of $3,060 million increased $156 million (5.4%), due primarily to a favorable tax rate resulting from a significant tax resolution in 2006 and lower interest expense, partially offset by lower operating income.

Loss from discontinued operations - In June 2005, we sold substantially all of our sugar confectionery business for proceeds of approximately $1.4 billion. We reflected the results of our sugar confectionery business prior to the closing date as discontinued operations on the consolidated statements of earnings. We recorded a loss on sale of discontinued operations of $272 million in 2005, related largely to taxes on the transaction.

Net Earnings - Net earnings of $3,060 million increased $428 million (16.3%) due to increased earnings from continuing operations and the 2005 loss from discontinued operations.

Earnings per Share - Diluted earnings per share were $1.85, up 19.4% from $1.55 in 2005.

In 2006, we incurred $0.27 per diluted share ($673 million before taxes) in Restructuring Program costs as compared to $0.12 per diluted share ($297 million before taxes) in 2005. Additionally, in 2006, we incurred $0.17 per diluted share ($424 million before taxes) in asset impairment charges as compared to $0.08 per diluted share ($269 million before taxes) in 2005. In 2006, we also benefited from favorable federal and state tax resolutions amounting to $405 million, or $0.24 per diluted share. Additionally, in 2006, we benefited from a $0.09 per diluted share gain on the redemption of our UB investment and $0.02 per diluted share net gain on divestitures as compared to a $0.04 per diluted share net gain on divestitures in 2005. Lastly, we benefited $.04 per diluted share due to the 2006 share repurchase activity.

Results of Operations by Business Segment

We manage and report operating results through two commercial units, Kraft North America and Kraft International. We manage Kraft North America’s operations by product category, and Kraft International’s operations by geographic location.

Kraft North America’s segments are North America Beverages; North America Cheese & Foodservice; North America Convenient Meals; North America Grocery; and North America Snacks & Cereals. The two international segments are European Union; and Developing Markets (formerly known as Developing Markets, Oceania & North Asia), the latter to reflect our increased management focus on developing markets.

The following discussion compares our operating results for each of our reportable segments for 2007 with 2006, and for 2006 with 2005.

	For the Years Ended December 31,
	2007	2006	2005
	(in millions)
Net revenues:
North America Beverages	$3,235	$3,088	$3,056
North America Cheese & Foodservice	6,382	6,078	6,244
North America Convenient Meals	5,097	4,863	4,719
North America Grocery	2,699	2,731	3,024
North America Snacks & Cereals	6,526	6,358	6,250
European Union	7,954	6,672	6,714
Developing Markets	5,348	4,566	4,106

Net revenues	$37,241	$34,356	$34,113

	For the Years Ended December 31,
	2007	2006	2005
	(in millions)
Operating income:
Segment operating income:
North America Beverages	$337	$205	$463
North America Cheese & Foodservice	621	886	921
North America Convenient Meals	695	914	793
North America Grocery	817	919	724
North America Snacks & Cereals	1,018	829	930
European Union	571	548	722
Developing Markets	491	416	400
General corporate expenses	(206)	(189)	(194)
Amortization of intangibles	(13)	(7)	(10)

Operating income	$4,331	$4,521	$4,749

As discussed in Note 16 to the consolidated financial statements, Segment Reporting, our management uses segment operating income to evaluate segment performance and allocate resources. Segment operating income excludes unallocated general corporate expenses and amortization of intangibles. Management believes it is appropriate to disclose this measure to help investors analyze segment performance and trends. We incurred asset impairment, exit and implementation costs of $579 million in 2007, $1,097 million in 2006 and $566 million in 2005. Refer to Note 2, Asset Impairment, Exit and Implementation Costs, for a breakout of charges by segment.

North America Beverages

	For the Years Ended December 31,		$ change	% change
	2007	2006
	(in millions)

Net revenues	$3,235	$3,088	$147	4.8%
Segment operating income	337	205	132	64.4%

	For the Years Ended December 31,		$ change	% change
	2006	2005
	(in millions)

Net revenues	$3,088	$3,056	$32	1.0%
Segment operating income	205	463	(258)	(55.7%)

2007 compared with 2006:

Net revenues increased $147 million (4.8%), due primarily to favorable mix (2.9 pp), higher volume (2.1 pp) and higher net pricing (0.9 pp), which were partially offset by the impact of divestitures (1.5 pp). Favorable mix from Crystal Light On the Go sticks and premium coffee partially drove higher net revenues. Higher volume was driven by ready-to-drink beverages, primarily Capri Sun, partially offset by lower shipments of powdered beverages and Maxwell House coffee. Higher commodity-based pricing in coffee was partially offset by increased promotional spending in ready-to-drink beverages and powdered beverages.

Segment operating income increased $132 million (64.4%), due primarily to the 2006 loss on the sale of a U.S. coffee plant, the 2006 asset impairment charge related to Tassimo hot beverage system, favorable volume/mix and lower marketing expense. These favorabilities were partially offset by an asset impairment charge related to our flavored water and juice brand assets and related trademarks and higher total manufacturing costs, including higher commodity costs (primarily related to coffee and packaging), net of higher pricing.

2006 compared with 2005:

Net revenues increased $32 million (1.0%), due primarily to favorable mix (6.2 pp), higher net pricing (1.2 pp) and favorable currency (0.5 pp), partially offset by lower volume (6.8 pp, including the 53rd week in 2005). Coffee net revenues increased due to higher commodity-based pricing, partially offset by lower shipments. In powdered beverages, favorable mix from new products also drove higher net revenues. Ready-to-drink net revenues declined due to lower shipments and discontinuation of certain products.

Segment operating income decreased $258 million (55.7%), due primarily to the loss on the sale of a U.S. coffee plant, an asset impairment charge related to Tassimo hot beverage system, higher commodity costs and higher Restructuring Program costs, partially offset by higher pricing.

North America Cheese & Foodservice

	For the Years Ended December 31,		$ change	% change
	2007	2006
	(in millions)

Net revenues	$6,382	$6,078	$304	5.0%
Segment operating income	621	886	(265)	(29.9%)

	For the Years Ended December 31,		$ change	% change
	2006	2005
	(in millions)

Net revenues	$6,078	$6,244	$(166)	(2.7%)
Segment operating income	886	921	(35)	(3.8%)

2007 compared with 2006:

Net revenues increased $304 million (5.0%), due primarily to higher commodity-based net pricing (5.2 pp) and favorable currency (0.8 pp), partially offset by lower volume (0.8 pp). Cheese net revenues increased, driven by higher commodity-based pricing and favorable volume/mix, primarily from new product introductions. In foodservice, net revenues growth from higher commodity-based net pricing was partially offset by lower volume due to the discontinuation of lower margin product lines and unfavorable mix.

Segment operating income decreased $265 million (29.9%), due primarily to higher commodity costs and higher marketing, administration and research costs (including higher marketing support). These unfavorable variances were partially offset by higher pricing, lower Restructuring Program charges, favorable currency and a 2006 loss on the sale of industrial coconut assets.

2006 compared with 2005:

Net revenues decreased $166 million (2.7%), due to lower volume (2.2 pp, including the 53rd week in 2005), lower net pricing (1.8 pp) and the impact of divestitures (0.9 pp), partially offset by favorable mix (1.2 pp) and favorable currency (1.0 pp). In foodservice, net revenues decreased due primarily to lower volume, the impact of divestitures and lower cheese pricing, partially offset by favorable currency. Cheese net revenues decreased due primarily to lower net pricing in response to declining cheese costs and the impact of divestitures, partially offset by favorable currency.

Segment operating income decreased $35 million (3.8%), due primarily to higher Restructuring Program charges, lower volume/mix (including the 53rd week in 2005), higher marketing spending and the 2006 loss on sale of industrial coconut assets, partially offset by favorable costs (primarily cheese commodity costs), net of lower net pricing, lower fixed manufacturing costs and favorable currency.

North America Convenient Meals

	For the Years Ended December 31,		$ change	% change
	2007	2006
	(in millions)

Net revenues	$5,097	$4,863	$234	4.8%
Segment operating income	695	914	(219)	(24.0%)

	For the Years Ended December 31,		$ change	% change
	2006	2005
	(in millions)

Net revenues	$4,863	$4,719	$144	3.1%
Segment operating income	914	793	121	15.3%

2007 compared with 2006:

Net revenues increased $234 million (4.8%), due primarily to favorable mix (2.7 pp), higher volume (2.5 pp) and higher net pricing (1.0 pp), partially offset by the impact of divestitures (1.7 pp). Net revenues increased in meat due to higher shipments of sandwich meat, new product introductions and higher commodity-based net pricing, partially offset by lower shipments of chicken strips due to a first quarter recall. In pizza, net revenues increased due to the introduction of DiGiorno Ultimate and higher shipments of California Pizza Kitchen products. Macaroni and cheese net revenues increased due to higher net pricing, higher volume due to base growth and favorable mix reflecting the continued success of Kraft Easy-Mac cups.

Segment operating income decreased $219 million (24.0%), due primarily to the 2006 gain on the divested rice assets and trademarks, higher commodity costs, the impact of divestitures and higher marketing, administration and research costs (including higher marketing support), which were partially offset by lower Restructuring Program charges, favorable volume/mix and higher pricing.

2006 compared with 2005:

Net revenues increased $144 million (3.1%), due to favorable mix (1.8 pp), higher volume (1.1 pp, including the 53rd week in 2005), favorable currency (0.3 pp) and higher net pricing (0.2 pp), partially offset by the impact of divestitures (0.3 pp). In meats, higher net revenues were driven by continued strong results for new products and higher net pricing. Pizza net revenues increased due to higher shipments and favorable mix from new products, partially offset by higher promotional spending. Dinners net revenues decreased due to the impact of lower volume.

Segment operating income increased $121 million (15.3%), due primarily to the gain on the sale of the rice brand and assets, lower fixed manufacturing costs, favorable currency and higher net pricing, partially offset by higher Restructuring Program charges, higher product costs and the impact of divestitures.

North America Grocery

	For the Years Ended December 31,		$ change	% change
	2007	2006
	(in millions)

Net revenues	$2,699	$2,731	$(32)	(1.2%)
Segment operating income	817	919	(102)	(11.1%)

	For the Years Ended December 31,		$ change	% change
	2006	2005
	(in millions)

Net revenues	$2,731	$3,024	$(293)	(9.7%)
Segment operating income	919	724	195	26.9%

2007 compared with 2006:

Net revenues decreased $32 million (1.2%), due primarily to lower volume (1.8 pp) and unfavorable mix (0.8 pp), partially offset by higher net pricing (1.1 pp) and favorable currency (0.6 pp). The impact of lower shipments in spoonable and pourable salad dressings, barbeque sauce and dry packaged desserts was partially offset by higher net pricing in spoonable salad dressings and dry packaged desserts.

Segment operating income decreased $102 million (11.1%), due primarily to higher commodity costs, higher Restructuring Program costs and unfavorable volume/mix, partially offset by higher pricing.

2006 compared with 2005:

Net revenues decreased $293 million (9.7%), due to the impact of divestitures (8.6 pp) and lower volume (3.6 pp, including the 53rd week in 2005), partially offset by higher pricing (1.1 pp), favorable currency (0.9) and favorable mix (0.5 pp). Ready-to-eat and dry packaged desserts net revenues declined due to lower shipment volume. In spoonable salad dressing, net revenues decreased due to lower shipments, partially offset by lower promotional spending. Pourable salad dressing net revenues declined due to higher promotional spending.

Segment operating income increased $195 million (26.9%), due primarily to the 2005 asset impairment charges related to the divested Canadian grocery assets and fruit snacks assets, lower marketing, administration and research costs, favorable currency and higher pricing, net of unfavorable costs. These favorabilities were partially offset by unfavorable volume/mix and the impact of divestitures.

North America Snacks & Cereals

	For the Years Ended December 31,
	2007	2006	$ change	% change
	(in millions)

Net revenues	$6,526	$6,358	$168	2.6%
Segment operating income	1,018	829	189	22.8%

	For the Years Ended December 31,
	2006	2005	$ change	% change
	(in millions)

Net revenues	$6,358	$6,250	$108	1.7%
Segment operating income	829	930	(101)	(10.9%)

2007 compared with 2006:

Net revenues increased $168 million (2.6%), due primarily to higher volume (2.3 pp) and favorable mix (2.0 pp), partially offset by the impact of divestitures (2.2 pp). Favorable mix and higher shipments in cookies and crackers due to new product introductions (including Oreo Cakesters) drove higher net revenues. Snack bars net revenues increased due to new product introductions and continued success of South Beach Living bars. Snack nuts net revenues increased due to favorable mix and new product introductions.

Segment operating income increased $189 million (22.8%), due primarily to 2006 asset impairment charges related to the divested pet snacks and hot cereal assets and trademarks, favorable volume/mix and lower Restructuring Program charges. These favorable variances were partially offset by higher marketing, administration and research costs (including higher marketing support) and the impact of divestitures.

2006 compared with 2005:

Net revenues increased $108 million (1.7%), due to favorable volume/mix (1.8 pp, including the 53rd week in 2005), higher net pricing (1.4 pp) and favorable currency (0.6 pp), partially offset by the impact of divestitures (2.1 pp). Biscuit net revenues increased due to higher pricing to offset the impact of commodity cost increases in energy and packaging, higher shipment volume and favorable mix. In snack bars, net revenue increases were driven by new product introductions. Canadian snack net revenues also increased due to sales of co-manufactured products related to the 2005 divested confectionery business. Snack nuts net revenues decreased due to lower shipments.

Segment operating income decreased $101 million (10.9%), due primarily to asset impairment charges related to the divested pet snacks and hot cereal assets and trademarks, higher product costs, the impact of divestitures and higher Restructuring Program costs. These unfavorable items were partially offset by higher net pricing, the 2005 asset impairment charge in anticipation of the 2006 sale of a small U.S. biscuit brand, lower marketing spending and lower fixed manufacturing costs.

European Union

	For the Years Ended December 31,		$ change	% change
	2007	2006
	(in millions)

Net revenues	$7,954	$6,672	$1,282	19.2%
Segment operating income	571	548	23	4.2%

	For the Years Ended December 31,		$ change	% change
	2006	2005
	(in millions)

Net revenues	$6,672	$6,714	$(42)	(0.6%)
Segment operating income	548	722	(174)	(24.1%)

2007 compared with 2006:

Net revenues increased $1,282 million (19.2%), due to favorable currency (10.5 pp), the impact of the UB acquisition (5.1 pp), higher volume (3.4 pp) and favorable mix (1.9 pp), partially offset by lower net pricing (1.7 pp). Volume related growth and favorable mix were driven by premium chocolate, due to new product introductions and promotional activities, and higher shipments in mainstream coffee and cheese. Lower net pricing reflects higher promotional spending in chocolate, cheese and coffee (primarily in Germany).

Segment operating income increased $23 million (4.2%), due primarily to the 2006 asset impairment charge related to Tassimo hot beverage system, favorable volume/mix, lower Restructuring Program charges, favorable currency, lower fixed manufacturing costs and the impact of the UB acquisition. Partially offsetting these favorable variances were the prior year gain on the redemption of our UB investment, higher commodity costs, lower net pricing and higher marketing expense.

2006 compared with 2005:

Net revenues decreased $42 million (0.6%), due to lower volume (1.7 pp, including the 53rd week in 2005), unfavorable currency (1.3 pp) and the impact of divestitures (0.2 pp), partially offset by the acquisition of UB (1.6 pp), favorable mix (0.9 pp) and higher net pricing (0.1 pp). Volume related declines, net of favorable mix, were driven by lower shipments in cheese, coffee and refreshment beverages. Net pricing was essentially flat as increased pricing in coffee and chocolate was offset by higher promotional spending across all categories.

Segment operating income decreased $174 million (24.1%), due primarily to the asset impairment charge related to Tassimo hot beverage system, the 2005 gain on divested U.K. desserts assets, higher Restructuring Program costs, unfavorable costs and increased promotional spending, net of higher pricing, higher marketing, administration and research costs and unfavorable currency. These unfavorabilities were partially offset by the gain on the redemption of our UB investment, the impact of the UB acquisition and lower fixed manufacturing costs.

Developing Markets

	For the Years Ended December 31,		$ change	% change
	2007	2006
	(in millions)

Net revenues	$5,348	$4,566	$782	17.1%
Segment operating income	491	416	75	18.0%

	For the Years Ended December 31,		$ change	% change
	2006	2005
	(in millions)

Net revenues	$4,566	$4,106	$460	11.2%
Segment operating income	416	400	16	4.0%

2007 compared with 2006:

Net revenues increased $782 million (17.1%), due primarily to favorable currency (5.4 pp), higher net pricing (5.1 pp), higher volume (4.0 pp), and favorable mix (2.4 pp). In Eastern Europe, Middle East & Africa, net revenues increased due to higher pricing and growth in coffee and chocolate in Russia, Romania and Ukraine, and in refreshment beverages and snacks for the Middle East & Africa. In Latin America, net revenues increased due to higher pricing and favorable volume/mix, particularly in Brazil, Venezuela and Argentina. In Asia Pacific, net revenues increased due to volume growth in China and Southeast Asia.

Segment operating income increased $75 million (18.0%), due primarily to higher pricing, favorable volume/mix, lower Restructuring Program costs, favorable currency and a 2006 asset impairment charge related to the biscuits assets in Egypt. These favorable variances were partially offset by higher marketing, administration and research costs (including higher marketing support costs) and higher commodity costs.

2006 compared with 2005:

Net revenues increased $460 million (11.2%), due to favorable volume/mix (5.2 pp, including the 53rd week in 2005), higher pricing (4.4 pp) and favorable currency (2.1 pp), partially offset by the impact of divestitures (0.5 pp). In Eastern Europe, Middle East & Africa, net revenues increased due to volume growth and higher pricing in coffee and chocolate in Russia, Romania, Ukraine and Bulgaria. In Latin America, net revenues increased due to higher pricing and favorable volume/mix, particularly in Brazil, Venezuela and Argentina. In Asia Pacific, net revenues increased due to volume growth and higher pricing in China and Southeast Asia, partially offset by volume declines in Australia and New Zealand.

Segment operating income increased $16 million (4.0%), due primarily to higher pricing, net of unfavorable costs, favorable volume/mix (including the 53rd week in 2005) and favorable currency partially offset by higher marketing, administration and research costs, higher Restructuring Program costs, higher fixed manufacturing costs and an asset impairment charge related to biscuits assets in Egypt.

Critical Accounting Policies

Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements includes a summary of the significant accounting policies we used to prepare our consolidated financial statements. We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require us to make certain elections as to our accounting policy, estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the dates of the financial statements and the reported amounts of net revenues and expenses during the reporting periods. Significant accounting policy elections, estimates and assumptions include, among others, pension and benefit plan assumptions, lives and valuation assumptions of goodwill and intangible assets, marketing programs and income taxes. Actual results could differ from those estimates.

We have discussed the selection and disclosure of our critical accounting policies and estimates with our Audit Committee. The following is a review of the more significant assumptions and estimates, as well as the accounting policies we used to prepare our consolidated financial statements.

Principles of Consolidation:

The consolidated financial statements include Kraft, as well as our wholly-owned and majority-owned subsidiaries. Our domestic operating subsidiaries report year-end results as of the Saturday closest to the end of each year, and our international operating subsidiaries generally report year-end results two weeks prior to the Saturday closest to the end of each year. This resulted in 53 weeks of operating results in our consolidated statement of earnings for the year ended December 31, 2005, versus 52 weeks for the years ended December 31, 2007 and 2006. The results of operations from our newly acquired global biscuit business of Groupe Danone S.A. will be reported on a one month lag. We account for investments in which we exercise significant influence (20% - 50% ownership interest) under the equity method of accounting. We account for investments in which we have an ownership interest of less than 20%, and do not exercise significant influence by the cost method of accounting. All intercompany transactions were eliminated. Transactions between Kraft and Altria are included in the consolidated financial statements.

Use of Estimates:

We prepare our financial statements in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect a number of amounts in our financial statements. These amounts include, among others, employee benefit costs and income taxes. We base our estimates on historical experience and other assumptions that we believe are reasonable. If actual amounts differ from estimates, we include the revisions in our consolidated results of operations in the period the actual amounts become known. Historically, the aggregate differences, if any, between our estimates and actual amounts in any year have not had a significant impact on our consolidated financial statements.

Inventories:

Inventories are stated at the lower of cost or market. The last-in, first-out (“LIFO”) method is used to cost a majority of domestic inventories. The cost of other inventories is principally determined by the average cost method. We used the LIFO method to determine the cost of 37% of inventories at December 31, 2007 and 41% of inventories at December 31, 2006. The stated LIFO amounts of inventories were $142 million lower at December 31, 2007 and $70 million higher at December 31, 2006 than the current cost of inventories. We also record inventory allowances for overstocked and obsolete inventories due to ingredient and packaging changes.

Long-Lived Assets:

We review long-lived assets, including amortizable intangible assets, for impairment when conditions exist that indicate the carrying amount of the assets may not be fully recoverable. We perform undiscounted operating cash flow analyses to determine if an impairment exists. When testing assets held for use for impairment, we group assets and liabilities at the lowest level for which cash flows are separately identifiable. If an impairment is determined to exist, the loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. During 2006, we recorded non-cash asset impairment charges of $245 million related to our Tassimo hot beverage system long-lived assets. The charges are included in asset impairment and exit costs in the consolidated statement of earnings.

Goodwill and Intangible assets:

SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”) requires us to test goodwill and non-amortizable intangible assets at least annually for impairment. To test goodwill, we compare the fair value of each reporting unit with the carrying value of the reporting unit. If the carrying value exceeds the fair value, goodwill is considered impaired. The impairment loss is measured as the difference between the carrying value and implied fair value of goodwill, which is determined using discounted cash flows. To test non-amortizable intangible assets for impairment, we compare the fair value of the intangible asset with its carrying value. If the carrying value exceeds fair value, the intangible asset is considered impaired and is reduced to fair value. Definite lived intangible assets are amortized over their estimated useful lives.

Since our adoption of SFAS No. 142, we have completed our annual impairment review of goodwill and non-amortizable intangible assets as of January 1. During the first quarter of 2007, we completed our annual review of goodwill and non-amortizable intangible assets and found no impairments. Effective October 1, 2007, we adopted a new accounting policy to perform our annual impairment review of goodwill and non-amortizable intangible assets as of October 1 instead of January 1 of each year. The change in our testing date was made to align it with the revised timing of our annual strategic planning process implemented in 2007. As a result, we performed our annual impairment tests again as of October 1, 2007 and found no impairments. During the first quarter of 2006, we completed our annual review of goodwill and intangible assets and recorded a $24 million non-cash charge for impairment of biscuits assets in Egypt and hot cereal assets in the U.S. The charge is included in asset impairment and exit costs in the consolidated statement of earnings. During the first quarter of 2005, we completed our annual review of goodwill and intangible assets. No impairments resulted from this review.

During the forth quarter of 2007, we acquired goodwill of $5,239 million and intangible assets of $2,196 million as part of the Danone Biscuit acquisition. These amounts represent the preliminary allocation of purchase price and are subject to revision when appraisals are finalized, which will occur during 2008. The application of FAS No. 141, Business Combinations, requires a number of significant judgments including the valuation of the cost of the acquisition and the assignment of such costs based on the estimated fair values of asses acquired and liabilities assumed.

Insurance & Self-Insurance:

We use a combination of insurance and self-insurance for a number of risks, including workers’ compensation, general liability, automobile liability, product liability and our obligation for employee healthcare benefits. Liabilities associated with the risks are estimated by considering historical claims experience and other actuarial assumptions.

Revenue Recognition:

We recognize revenues when title and risk of loss pass to customers, which occurs upon shipment or delivery of goods. Revenues are recorded net of consumer incentives and trade promotions and include all shipping and handling charges billed to customers. Kraft’s shipping and handling costs are classified as part of cost of sales. We also record provisions and allowances for estimated sales returns and bad debts in our consolidated financial statements. The amounts recorded for these provisions and related allowances are not significant to our financial statements.

Marketing costs:

We promote our products with advertising, consumer incentives and trade promotions. These programs include, but are not limited to, discounts, coupons, rebates, in-store display incentives and volume-based incentives. We expense advertising costs either in the period the advertising first takes place or as incurred. Consumer incentive and trade promotion activities are recorded as a reduction of revenues based on amounts estimated as being due to customers and consumers at the end of a period. We base these estimates principally on historical utilization and redemption rates. For interim reporting purposes, advertising and consumer incentive expenses are charged to operations as a percentage of volume, based on estimated volume and related expense for the full year. We do not defer costs on our year-end consolidated balance sheet and all marketing costs are recorded as an expense in the year incurred.

Environmental Costs:

We are subject to laws and regulations relating to the protection of the environment. We accrue for environmental remediation obligations on an undiscounted basis when amounts are probable and can be reasonably estimated. The accruals are adjusted as new information develops or circumstances change. Recoveries of environmental remediation costs from third parties are recorded as assets when their receipt is deemed probable. As of December 31, 2007, our subsidiaries were involved in 70 active Superfund and other similar actions in the U.S. related to current operations and certain former or divested operations for which we retain liability.

Based on information currently available, we believe that the ultimate resolution of existing environmental remediation actions and our compliance in general with environmental laws and regulations will not have a material effect on our financial results. However, we cannot quantify with certainty the potential impact of future compliance efforts and environmental remediation actions.

Income Taxes:

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Prior to the Distribution, we were included in Altria’s consolidated federal income tax return. We generally computed income taxes on a separate company basis; however some of our foreign tax credits, capital losses and other credits could not have been used on a separate company basis. To the extent that Altria used our foreign tax credits and other tax benefits in its consolidated federal income tax return, we recognized the benefit in the calculation of our provision for income taxes. This benefit was approximately $270 million in 2007 (both through the date of Distribution as well as post-Distribution carryback claims to pre-Distribution periods), $195 million in 2006 and $225 in 2005. We made payments to, or were reimbursed by, Altria for the tax effects resulting from being included in Altria’s tax return. As of March 31, 2007, we are no longer a member of the Altria consolidated tax return group and will file our own federal consolidated income tax return.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for the Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). We adopted the provisions of FIN 48 effective January 1, 2007. FIN 48 clarifies when tax benefits should be recorded in the financial statements and provides measurement criteria for valuing such benefits. In order for us to recognize benefits, our tax position must be more likely than not to be sustained upon audit. The amount we recognize is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Before the implementation of FIN 48, we established additional provisions for certain positions that were likely to be challenged even though we believe that those existing tax positions were fully supportable. The adoption of FIN 48 resulted in an increase to shareholders’ equity as of January 1, 2007 of $213 million.

We recognize deferred tax assets for deductible temporary differences, operating loss carryforwards and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

Employee Benefit Plans:

As discussed in Note 9, Benefit Plans, to the consolidated financial statements, we provide a range of benefits to our employees and retired employees. These include pension plans, postretirement health care benefits and postemployment benefits, consisting primarily of severance. We record amounts relating to these plans based on calculations specified by U.S. GAAP. These calculations require the use of various actuarial assumptions, such as discount rates, assumed rates of return on plan assets, compensation increases, turnover rates and health care cost trend rates. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when appropriate. As permitted by U.S. GAAP, we generally amortize any effect of the modifications over future periods. We believe that the assumptions used in recording our plan obligations are reasonable based on our experience and advice from our actuaries. Refer to Note 9 to the consolidated financial statements for a discussion of the assumptions used.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”). SFAS No. 158 requires us to recognize the funded status of our defined benefit pension and other postretirement plans on the consolidated balance sheet. Subsequent changes in funded status that are not recognized as a component of net periodic benefit cost are recognized as a component of other comprehensive income. We prospectively adopted the recognition and related disclosure provisions of SFAS No. 158 on December 31, 2006. The adoption resulted in a decrease to total assets of $2,286 million, a decrease to total liabilities of $235 million and a decrease to shareholders’ equity of $2,051 million.

SFAS No. 158 also requires us to measure plan assets and benefit obligations as of the balance sheet date beginning in 2008. We currently measure our non-U.S. pension plans (other than Canadian pension plans) at September 30 of each year. We expect to adopt the measurement date provision of SFAS No. 158 and measure these plans as of our operating subsidiaries’ year-end close date, beginning in 2008. We are presently evaluating the impact of the measurement date change, which is not expected to be significant.

During the years ended December 31, 2007, 2006 and 2005, we recorded the following amounts in the consolidated statements of earnings for employee benefit plans:

	2007	2006	2005
	(in millions)

U.S. pension plan cost	$212	$289	$256
Non - U.S. pension plan cost	123	155	140
Postretirement health care cost	260	271	253
Postemployment benefit plan cost	140	237	139
Employee savings plan cost	83	84	94

Net expense for employee benefit plans	$818	$1,036	$882

The 2007 net expense for employee benefit plans of $818 million decreased by $218 million over the 2006 amount. The cost decrease primarily relates to lower U.S. pension plan costs, including lower amortization of the net loss from experience differences, and lower postemployment benefit plan costs related to the Restructuring Program. The 2006 net expense for employee benefit plans of $1,036 million increased by $154 million over the 2005 amount. This cost increase primarily related to higher postemployment benefit plan costs related to the Restructuring Program, as well as higher amortization of the net loss from experience differences in our U.S. and non-U.S. pension plan costs and postretirement health care costs.

At December 31, 2007, our health care cost trend rate assumption decreased from 8.00% to 7.50% for our U.S. postretirement plans and increased from 8.50% to 9.00% for our Canadian postretirement plans. We updated these rates based upon our expectation for health care trend rates going forward. We anticipate that our health care cost trend rate assumption will be 5.00% for U.S. plans and 6.00% for Canadian plans by 2013. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects as of December 31, 2007:

	One-Percentage-Point
	Increase	Decrease

Effect on total of service and interest cost	13.3%	(10.9%)
Effect on postretirement benefit obligation	10.8%	(9.1%)

At December 31, 2007, our discount rate assumption increased from 5.90% to 6.10% for our U.S. postretirement plans, and increased from 5.90% to 6.30% for our U.S. pension plans. We model our discount rates using a portfolio of high quality, fixed-income debt instruments with durations that match the expected future cash flows of the benefit obligations. Changes in our discount rates are primarily the result of changes in bond yields year-over-year. Our expected rate of return on plan assets remained unchanged at 8.0%. We presently anticipate that assumption changes, coupled with the amortization of deferred gains and losses will result in a decrease in 2008 pre-tax U.S. and non-U.S. pension and postretirement expense. While we do not presently anticipate further changes in our 2008 assumptions, as a sensitivity measure, a fifty-basis point decline in our discount rate would increase our U.S. pension and postretirement expense by approximately $80 million, and a fifty-basis point increase in our discount rate would decrease our U.S. pension and postretirement expense by approximately $75 million. Similarly, a fifty-basis point decrease / (increase) in the expected rate of return on plan assets would increase / (decrease) our U.S. pension expense by approximately $33 million.

Transactions with Altria Group, Inc.:

On March 30, 2007, we entered into a post-spin Transition Services Agreement with Altria’s subsidiary, Altria Corporate Services, Inc. (“ALCS”). Under the agreement, ALCS was providing information technology services to Kraft during the EDS transition. Billings for these post-spin services were $10 million from April 2007 to December 31, 2007. Before the Distribution, ALCS provided pre-spin administrative services to us under a separate Corporate Services agreement that expired on March 30, 2007. These services included planning, legal, treasury, auditing, insurance, human resources, office of the secretary, corporate affairs, information technology, aviation and tax services. Billings for these pre-spin services, which were based on the cost to ALCS to provide such services and a 5% management fee based on wages and benefits, were $19 million for the quarter ended March 31, 2007, $178 million for the year ended December 31, 2006 and $237 million for the year ended December 31, 2005. We performed at a similar cost various functions in 2007 and 2006 that previously had been provided by ALCS, resulting in lower expense in 2007 and 2006. As of January 1, 2008, ALCS no longer provides services to Kraft.

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

At the Distribution, we had short-term amounts payable to Altria and affiliates of $449 million, which included $364 million of accrued dividends. We paid these amounts in April 2007. At December 31, 2007 we had no short-term amounts payable to Altria and affiliates for transition services. At December 31, 2006 we had short-term amounts payable to Altria and affiliates of $607 million. The fair values of our short-term amounts due to Altria and affiliates approximated carrying amounts.

In the first quarter 2007, we repurchased 1.4 million shares of our Common Stock from Altria at a cost of $46.5 million. We paid $32.085 per share, which was the average of the high and the low price of Kraft Common Stock as reported on the NYSE on March 1, 2007. This repurchase was in accordance with the Distribution agreement.

Also, see Note 5, Income Taxes, for information on how the closure of an IRS review of Altria’s consolidated federal income tax return in 2006 impacted us.

Financial Instruments:

As Kraft operates globally, we use certain financial instruments to manage our foreign currency exchange rate and commodity price risks. We monitor and manage these exposures as part of our overall risk-management program. Our risk management program focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. We maintain foreign currency and commodity price risk management strategies that seek to reduce significant, unanticipated earnings fluctuations that may arise from volatility in foreign currency exchange rates and commodity prices, principally through the use of derivative instruments.

Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. We formally document the nature of and relationships between the hedging instruments and hedged items, as well as our risk-management objectives, strategies for undertaking the various hedge transactions and method of assessing hedge effectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of the forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction will occur. If we deem it probable that the forecasted transaction will not occur, we recognize the gain or loss in earnings currently.

By using derivatives to hedge exposures to changes in exchange rates and commodity prices, Kraft has exposure on these derivatives to credit and market risk. We are exposed to credit risk that the counterparty might fail to fulfill its performance obligations under the terms of the derivative contract. We minimize our credit risk by entering into transactions with high-quality counterparties with investment grade credit ratings, limiting the amount of exposure we have with each counterparty and monitoring the financial condition of our counterparties. We also maintain a policy of requiring that all significant, non-exchange traded derivative contracts be governed by an International Swaps and Derivatives Association master agreement. Market risk is the risk that the value of the financial instrument might be adversely affected by a change in foreign currency exchange rates, commodity prices, or interest rates. We manage market risk by incorporating monitoring parameters within our risk management strategy that limit the types of derivative instruments and derivative strategies, and the degree of market risk that may be undertaken by the use of derivative instruments.

We record derivative financial instruments at fair value in our consolidated balance sheets as either current assets or current liabilities. Changes in the fair value of derivatives are recorded each period either in accumulated other comprehensive earnings / (losses) or in earnings, depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive earnings / (losses) are reclassified to the consolidated statement of earnings in the periods in which operating results are affected by the hedged item. Cash flows from hedging instruments are classified in the same manner as the affected hedged item in the consolidated statements of cash flows.

Commodity Trends

We are major purchasers of dairy, coffee, cocoa, wheat, corn products, soybean and vegetable oils, nuts, meat products, and sugar and other sweeteners. We also use significant quantities of glass, plastic and cardboard to package our products, and natural gas for our factories and warehouses. We continuously monitor worldwide supply and cost trends of these commodities so we can act quickly to obtain ingredients and packaging needed for production. We purchase a substantial portion of our dairy raw material requirements, including milk and cheese, from independent third parties such as agricultural cooperatives and independent processors. The prices for milk and other dairy product purchases are substantially influenced by market supply and demand, as well as by government programs. Dairy commodity costs on average were $750 million higher in 2007 than in 2006.

The most significant cost item in coffee products is green coffee beans, which are purchased on world markets. Green coffee bean prices are affected by the quality and availability of supply, trade agreements among producing and consuming nations, the unilateral policies of the producing nations, changes in the value of the U.S. dollar in relation to certain other currencies and consumer demand for coffee products. In 2007, coffee bean costs on average were higher than in 2006. A significant cost item in chocolate confectionery products is cocoa, which is purchased on world markets, and the price of which is affected by the quality and availability of supply and changes in the value of the British pound sterling and the U.S. dollar relative to certain other currencies. In 2007, cocoa bean and cocoa butter costs on average were higher than in 2006. Significant cost items in our biscuit, cereal, and grocery products are grains or wheat, corn, and soybean oil. Grain costs have experienced significant cost increases as a result of burgeoning global demand for food, livestock feed and biofuels such as ethanol and biodiesel. In 2007, grain costs on average were higher than in 2006.

During 2007, our aggregate commodity costs rose significantly as a result of higher dairy, coffee, cocoa, wheat, meat products, soybean oil and packaging costs, partially offset by lower nut costs. For 2007, our commodity costs were approximately $1,250 million higher than 2006, following an increase of approximately $275 million in 2006 compared to 2005. We expect the higher cost environment to continue, particularly for dairy, grains, energy and packaging.

Liquidity

We believe that our cash from operations, our existing $4.5 billion credit facility, and our authorized long-term financing will provide sufficient liquidity to meet our working capital needs (including the cash requirements of the Restructuring Program), planned capital expenditures, future contractual obligations, authorized share repurchases, and payment of our anticipated quarterly dividends.

Net Cash Provided by Operating Activities:

Operating activities provided net cash of $3.6 billion in 2007, $3.7 billion in 2006 and $3.5 billion in 2005. Operating cash flows decreased in 2007 from 2006 primarily due to the $405 million tax reimbursement from Altria in 2006 related to the closure of a tax audit and increased marketing administration and research costs. This decrease in operating cash flows was partially offset by lower working capital costs of $225 million primarily due to lower income tax payments and the $305 million tax transfer from Altria for the federal tax contingencies held by them, less the impact of federal reserves reversed due to the adoption of FIN 48. The transfer from Altria is reflected within other in our consolidated statements of cash flows.

The increase in 2006 operating cash flows from 2005 is due primarily to the previously discussed tax reimbursement from Altria in 2006 related to the closure of a tax audit and higher earnings, partially offset by a decrease in amounts due to Altria and higher pension contributions.

Net Cash Provided by (Used in) Investing Activities:

One element of our growth strategy is to strengthen our brand portfolios and/or expand our geographic reach through disciplined programs of selective acquisitions and divestitures. We are constantly reviewing potential acquisition candidates and from time to time sell businesses to accelerate the shift in our portfolio toward businesses - whether global, regional or local - that offer us a sustainable competitive advantage. The impact of future acquisitions or divestitures could have a material impact on our cash flows.

Net cash used in investing activities was $8.4 billion during 2007 and $116 million during 2006, as compared with net cash provided by investing activities of $525 million in 2005. The increase in cash used in investing activities in 2007 primarily related to the Danone Biscuit acquisition and lower proceeds from divestitures. On November 30, 2007, we acquired the global biscuit business of Groupe Danone S.A. for approximately €5.1 billion (approximately $7.6 billion) in cash subject to purchase price adjustments.

During 2007, we received proceeds of $216 million from the sales of our flavored water and juice brand assets and related trademarks, our sugar confectionery assets in Romania and related trademarks and our hot cereal assets and trademarks. During 2006, we received proceeds of $946 million from the sales of our rice brand and assets, pet snacks brand and assets, industrial coconut assets, certain Canadian assets, a small U.S. biscuit brand and a U.S. coffee plant. During 2005, we received proceeds of $1,668 million from the sales of our sugar confectionery business, fruit snacks assets, U.K. desserts assets, U.S. yogurt assets, a small operation in Colombia, a small equity investment in Turkey and a minor trademark in Mexico.

Capital expenditures, which were funded by operating activities, were $1.2 billion in each of the last three years. The 2007 capital expenditures were primarily to modernize manufacturing facilities, implement the Restructuring Program, and support new product and productivity initiatives. We expect 2008 capital expenditures to be in line with 2007 expenditures, including capital expenditures required for the Restructuring Program and systems investments. We expect to fund these expenditures from operations.

Net Cash Used in Financing Activities:

During 2007, we received $5.1 billion net cash in financing activities, compared with $3.7 billion that we used during 2006. The increase in net cash provided by financing activities is due primarily to the $3.5 billion and $3.0 billion long-term debt offerings and net outstanding borrowings of $5.5 billion under the bridge facility used to fund our Danone Biscuit acquisition, partially offset by $3.7 billion in Common Stock share repurchases and a $1.5 billion repayment of long-term debt that matured in 2007.

During 2006, we used $3.7 billion net cash in financing activities, compared with $4.0 billion that we used during 2005. The decrease in net cash used in 2006 was due primarily to a decrease in net debt repayments, partially offset by an increase in our Common Stock share repurchases and dividend payments.

Borrowing Arrangements:

On October 12, 2007, we entered into a 364-day bridge facility agreement for €5.3 billion for our pending acquisition of Danone Biscuit (“Danone Biscuit Bridge Facility”). Upon closing of the transaction, we borrowed €5.1 billion (approximately $7.5 billion) under this facility to finance the acquisition. We intend to repay our outstanding borrowings under this facility with proceeds from the issuance of investment grade bonds or other securities. According to the credit agreement, aggregate net cash proceeds in excess of $1.0 billion from debt offerings having a maturity of greater than one year are required to be repaid. As such, we repaid approximately €1.3 billion ($2.0 billion) of the bridge facility with the proceeds from our December 2007 debt issuance. Additionally, proceeds from equity offerings are required to be repaid under the facility, and drawings under this facility may be reduced by the aggregate proceeds in excess of $1.0 billion from certain divestitures of assets. This facility replaced a commitment letter we entered into upon the announcement of the Danone Biscuit acquisition.

On May 24, 2007, we entered into a $1.5 billion, 364-day revolving credit agreement. In accordance with the terms of that agreement, it was terminated upon our issuance of the $3.5 billion of senior unsecured notes in August 2007.

We maintain a revolving credit facility that we have historically used for general corporate purposes and to support our commercial paper issuances. The $4.5 billion, multi-year revolving credit facility expires in April 2010. No amounts were drawn on this facility at December 31, 2007.

We must maintain a net worth of at least $20.0 billion under the terms of our revolving credit facility. At December 31, 2007, our net worth was $27.3 billion. We expect to continue to meet this covenant. The revolving credit facility has no other financial covenants, credit rating triggers or provisions that could require us to post collateral as security.

In addition to the above, some of our international subsidiaries maintain primarily uncommitted credit lines to meet short-term working capital needs. Collectively, these credit lines amounted to $1.5 billion at December 31, 2007. Borrowings on these lines amounted to $250 million at December 31, 2007 and $465 million at December 31, 2006, which included $282 million of outstanding short-term debt related to our United Biscuits acquisition discussed in Note 11, Acquisitions.

Debt:

Our total debt was $21.0 billion at December 31, 2007 and $10.8 billion at December 31, 2006. Our total debt balance at December 31, 2006, included amounts due to Altria and affiliates. Our debt-to-capitalization ratio was 0.43 at December 31, 2007 and 0.27 at December 31, 2006.

In August 2007, we issued $3.5 billion of senior unsecured notes, which was the remainder of the capacity under our existing Form S-3 shelf registration statement on file with the SEC. We used the net proceeds from the offering (approximately $3,462 million) for general corporate purposes, including the repayment of outstanding commercial paper.

In December 2007, we filed an automatic shelf registration on Form S-3 with the SEC. As a well-known seasoned issuer, we are able to register new debt securities in amounts authorized by our Board of Directors through December 2010. Our Board of Directors authorized $5.0 billion in long-term financing, which was in addition to the €5.3 billion authorized for the Danone Biscuit acquisition.

In December 2007, we issued $3.0 billion of senior unsecured notes under the shelf registration. We used the net proceeds from the offering (approximately $2,966 million) for general corporate purposes, including the repayment of outstanding commercial paper and a portion of our Danone Biscuit Bridge Facility. Refer to Note 4, Debt and Borrowing Arrangements, for further details of these debt offerings.

We refinance long-term and short-term debt from time to time. The nature and amount of our long-term and short-term debt and the proportionate amount of each varies as a result of future business requirements, market conditions and other factors. At December 31, 2007, we had approximately $9.5 billion remaining in long-term financing authority from our Board of Directors.

Approximately $5.5 billion (approximately €3.8 billion) was earmarked for the refinancing of our Danone Biscuit Bridge Facility.

At December 31, 2007 we had no short-term amounts payable to Altria and its affiliates for transition services. At December 31, 2006 we had short-term amounts payable to Altria and affiliates of $607 million, which included $364 million of accrued dividends. Prior to the Distribution, the amounts payable to Altria generally included accrued dividends, taxes and service fees.

Credit Ratings:

At December 31, 2007, our debt ratings by major credit rating agencies were:

	Short - term	Long - term

Moody’s	P-2	Baa2
Standard & Poor’s	A-2	BBB+
Fitch	F2	BBB

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

We have no off-balance sheet arrangements other than the guarantees and contractual obligations that are discussed below.

Guarantees:

As discussed in Note 15, Commitments and Contingencies, we have third-party guarantees because of our acquisition, divestiture and construction activities. As part of those transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At December 31, 2007, the maximum potential payments under our third-party guarantees were $32 million, of which $8 million have no specified expiration dates. Substantially all of the remainder expire at various times through 2016. The carrying amounts of these guarantees were $25 million on our consolidated balance sheet at December 31, 2007.

In addition, at December 31, 2007, we were contingently liable for $180 million of guarantees related to our own performance. These include surety bonds related to dairy commodity purchases and guarantees related to the payment of custom duties and taxes, and letters of credit.

Guarantees do not have, and we do not expect them to have a significant impact on our liquidity.

Aggregate Contractual Obligations:

The following table summarizes our contractual obligations at December 31, 2007:

	Payments Due
	Total	2008	2009-10	2011-12	2013 and Thereafter
	(in millions)

Long - term debt (1)	$13,657	$722	$1,264	$3,706	$7,965
Interest expense (2)	8,916	814	1,534	1,275	5,293
Operating leases (3)	860	256	329	193	82
Purchase obligations (4):
Inventory and production costs	4,316	3,423	621	272	-
Other	1,037	772	162	101	2

	5,353	4,195	783	373	2
Other long - term liabilities (5)	2,336	221	496	456	1,163

	$31,122	$6,208	$4,406	$6,003	$14,505

(1)	Amounts represent the expected cash payments of our long-term debt and do not include unamortized bond premiums or discounts.
(2)	Amounts represent the expected cash payments of our interest expense on our long-term debt. Interest calculated on our variable rate debt was forecasted using a LIBOR rate forward curve analysis as of December 31, 2007. An insignificant amount of interest expense was excluded from the table for a portion of our foreign debt due to the complexities involved in forecasting expected interest payments.

(3)	Operating leases represent the minimum rental commitments under non-cancelable operating leases. We have no significant capital lease obligations.
(4)	Purchase obligations for inventory and production costs (such as raw materials, indirect materials and supplies, packaging, co-manufacturing arrangements, storage and distribution) are commitments for projected needs to be utilized in the normal course of business. Other purchase obligations include commitments for marketing, advertising, capital expenditures, information technology and professional services. Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction. Most arrangements are cancelable without a significant penalty, and with short notice (usually 30 days). Any amounts reflected on the consolidated balance sheet as accounts payable and accrued liabilities are excluded from the table above.
(5)	Other long-term liabilities primarily consist of postretirement health care costs of $2,280. The following long-term liabilities included on the consolidated balance sheet are excluded from the table above: accrued pension costs, income taxes, minority interest, insurance accruals and other accruals. We are unable to estimate the timing of the payments (or contributions in the case of accrued pension costs) for these items. Currently, we anticipate making U.S. pension contributions of approximately $15 million in 2008 and non-U.S. pension contributions of approximately $160 million in 2008, based on current tax law. As of December 31, 2007, our total liability for income taxes, including uncertain tax positions and associated accrued interest and penalties, was $1,121 million. We expect to pay approximately $100 million in the next twelve months. While years 2000 through 2003 are currently under examination by the IRS, we are not able to reasonably estimate the timing of future cash flows beyond 12 months due to uncertainties in the timing of this and other tax audit outcomes.

Equity and Dividends

Stock Repurchases:

Our Board of Directors authorized the following Common Stock repurchase programs. We are not obligated to repurchase any of our Common Stock and may suspend any program at our discretion. The total repurchases under these programs were 110.1 million shares for $3,640 million in 2007, 38.7 million shares for $1,250 million in 2006, and 39.2 million shares for $1,200 million in 2005. We made these repurchases of our Common Stock in open market transactions.

Share Repurchase Program authorized by the Board of Directors	$5.0 billion	$2.0 billion	$1.5 billion

Authorized/Completed period for repurchase	April 2007 - March 2009	March 2006 - March 2007	December 2004 - March 2006

Aggregate cost of shares repurchased in 2007 (millions of shares)	$3.5 billion (105.6 shares)	$140 million (4.5 shares)

Aggregate cost of shares repurchased in 2006 (millions of shares)		$1.0 billion (30.2 shares)	$250 million (8.5 shares)

Aggregate cost of shares repurchased in 2005 (millions of shares)			$1.2 billion (39.2 shares)

Aggregate cost of shares repurchased life-to-date under program (millions of shares)	$3.5 billion (105.6 shares)	$1.1 billion (34.7 shares)	$1.5 billion (49.1 shares)

Additionally, in March 2007, we repurchased 1.4 million shares of our Common Stock from Altria at a cost of $46.5 million. We paid $32.085 per share, which was the average of the high and the low price of Kraft Common Stock as reported on the NYSE on March 1, 2007. This repurchase was in accordance with the Distribution agreement.

As of December 31 2007, we had $1.5 billion left under our $5.0 billion share repurchase program and we expect to complete the program before the authorization expires in March 2009.

Stock Based Compensation:

At the Distribution, Altria stock awards were modified through the issuance of Kraft stock awards, and accordingly the Altria stock awards were split into two instruments. Holders of Altria stock options received: 1) a new Kraft option to acquire shares of Kraft Common Stock; and 2) an adjusted Altria stock option for the same number of shares of Altria common stock previously held, but with a proportionally reduced exercise price. For each employee stock option outstanding, the aggregate intrinsic value immediately after the Distribution was not greater than the aggregate intrinsic value immediately prior to the Distribution. Holders of Altria restricted stock or stock rights awarded before January 31, 2007, retained their existing awards and received restricted stock or stock rights in Kraft Common Stock. Recipients of Altria restricted stock or stock rights awarded on or after January 31, 2007, did not receive Kraft restricted stock or stock rights because Altria had announced the Distribution at that time. We reimbursed Altria $179 million for net settlement of the employee stock awards as detailed below. We determined the fair value of the stock options using the Black-Scholes option valuation model; and adjusted the fair value of the restricted stock and stock rights by the value of projected forfeitures.

In April 2007, we paid the following to Altria (in millions):

Kraft stock options received by Altria employees	$240
Altria stock options received by Kraft employees	(440)
Kraft stock awards received by holders of Altria stock awards	33
Altria stock awards received by holders of Kraft stock awards	(12)

Net payment to Altria	$(179)

Based upon the number of Altria stock awards outstanding at Distribution, we granted stock options for 24.2 million shares of Common Stock at a weighted-average price of $15.75. The options expire between 2007 and 2012. In addition, we issued 3.0 million shares of restricted stock and stock rights. The market value per restricted share or right was $31.66 on the date of grant. Restrictions on the majority of these restricted stock and stock rights lapse in either the first quarter of 2008 or 2009.

Our Board of Directors approved a stock option grant to our Chief Executive Officer on May 3, 2007, to recognize her election as our Chairman. She received 300,000 stock options under the 2005 Performance Incentive Plan, which vest under varying market and service conditions and expire ten years after the grant date.

In January 2007, we issued 5.2 million shares of restricted stock and stock rights to eligible U.S. and non-U.S. employees as part of our annual incentive program. Restrictions on these shares and rights lapse in the first quarter of 2010. The market value per restricted share or right was $34.655 on the date of grant. Additionally, we issued 1.0 million off-cycle shares of restricted stock and stock rights during 2007. The weighted-average market value per restricted share or right was $34.085 on the date of grant. The total number of restricted shares and rights issued in 2007 was 9.2 million, including those issued as a result of the Distribution.

In 2006, we issued approximately 6.9 million shares of restricted stock and stock rights to eligible U.S. and non-U.S. employees. Restrictions on most of these shares and rights lapse in the first quarter of 2009. The market value per restricted share or right was $29.16 on the date of grant.

Effective January 1, 2006, we adopted the provisions of SFAS No. 123 (Revised 2004), Share-Based Payment, using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service periods for awards expected to vest. The fair value of restricted stock and rights to receive shares of stock is determined based on the number of shares granted and the market value at date of grant. The fair value of stock options is determined using a modified Black-Scholes methodology. The impact of adoption was not material. At December 31, 2007, the number of shares to be issued upon exercise of outstanding stock options and vesting of non-U.S. rights to receive equivalent shares was 37.5 million or 2.4% of total shares outstanding.

Dividends:

We paid dividends of $1,638 million in 2007 and $1,562 million in 2006. The 4.9% increase reflects a higher dividend rate in 2007, partially offset by a lower number of shares outstanding because of share repurchases. During the third quarter of 2007, our Board of Directors approved an 8.0% increase in the current quarterly dividend rate to $0.27 per share on our Common Stock. As a result, the present annualized dividend rate is $1.08 per common share. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision-making.

2008 Outlook

We expect diluted EPS of at least $1.56 for 2008. Our guidance reflects $0.34 per diluted share in costs related to the Restructuring Program, up from $0.19 in 2007. Also reflected in our guidance, we expect an effective tax rate of 34.0% for 2008.

Guidance reflects our expectation for greater savings from our Restructuring Program. Total costs are expected to be $2.8 billion, down from our previous expectation of $3.0 billion. We also expect cumulative, annualized savings to reach $1.2 billion by the end of 2009. Our guidance reflects the inclusion of the Danone Biscuit business for 2008, but does not include the impact of our agreement to merge our Post Business with Ralcorp Holdings, Inc.

The factors described in Item 1A, Risk Factors, represent continuing risks to these forecasts.

New Accounting Standards

See Notes 1 and 9 to the consolidated financial statements for a discussion of new accounting standards.

Contingencies

See Note 15 to the consolidated financial statements and Part I Item 3. Legal Proceedings for a discussion of contingencies.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

As Kraft operates globally, we use certain financial instruments to manage our foreign currency exchange rate and commodity price risks. We monitor and manage these exposures as part of our overall risk-management program. Our risk management program focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. We maintain foreign currency and commodity price risk management policies that principally use derivative instruments to reduce significant, unanticipated earnings fluctuations that may arise from volatility in foreign currency exchange rates and commodity prices. We occasionally use related futures to cross-hedge a commodity exposure, however we are not a party to leveraged derivatives and, by policy, do not use financial instruments for speculative purposes. Refer to Notes 1 and 14 to the consolidated financial statements for further details of our foreign currency and commodity price risk management policies and the types of derivative instruments we use to hedge those exposures.

Value at Risk:

We use a value at risk (“VAR”) computation to estimate: 1) the potential one-day loss in the fair value of our interest rate-sensitive financial instruments; and 2) the potential one-day loss in pre-tax earnings of our foreign currency and commodity price-sensitive derivative financial instruments. We included our debt; short-term investments; foreign currency forwards, swaps and options; and commodity futures, forwards and options in our VAR computation. Anticipated transactions, foreign currency trade payables and receivables, and net investments in foreign subsidiaries, which the abovementioned instruments are intended to hedge, were excluded from the computation.

We made the VAR estimates assuming normal market conditions, using a 95% confidence interval. We used a “variance/co-variance” model to determine the observed interrelationships between movements in interest rates and various currencies. These interrelationships were determined by observing interest rate and forward currency rate movements over the prior quarter for the calculation of VAR amounts at December 31, 2007 and 2006, and over each of the four prior quarters for the calculation of average VAR amounts during each year. The values of foreign currency and commodity options do not change on a one-to-one basis with the underlying currency or commodity, and were valued accordingly in the VAR computation.

The estimated potential one-day loss in fair value of our interest rate-sensitive instruments, primarily debt, under normal market conditions and the estimated potential one-day loss in pre-tax earnings from our foreign currency and commodity instruments under normal market conditions, as calculated in the VAR model, were (in millions):

	Pre-Tax Earnings Impact				Fair Value Impact
	At 12/31/07	Average	High	Low	At 12/31/07	Average	High	Low
Instruments sensitive to:
Interest rates					$94	$49	$94	$23
Foreign currency rates	$17	$22	$28	$17
Commodity prices	27	19	27	15

	Pre-Tax Earnings Impact				Fair Value Impact
	At 12/31/06	Average	High	Low	At 12/31/06	Average	High	Low
Instruments sensitive to:
Interest rates					$26	$28	$31	$26
Foreign currency rates	$25	$27	$36	$23
Commodity prices	3	6	9	3

This VAR computation is a risk analysis tool designed to statistically estimate the maximum probable daily loss from adverse movements in interest rates, foreign currency rates and commodity prices under normal market conditions. The computation does not represent actual losses in fair value or earnings to be incurred by Kraft, nor does it consider the effect of favorable changes in market rates. We cannot predict actual future movements in such market rates and do not present these VAR results to be indicative of future movements in such market rates or to be representative of any actual impact that future changes in market rates may have on our future financial results.

Item 8.	Financial Statements and Supplementary Data.

Kraft Foods Inc. and Subsidiaries

Consolidated Statements of Earnings

for the years ended December 31,

(in millions of dollars, except per share data)

	2007	2006	2005

Net revenues	$37,241	$34,356	$34,113
Cost of sales	24,651	21,940	21,845

Gross profit	12,590	12,416	12,268

Marketing, administration and research costs	7,809	7,254	7,138
Asset impairment and exit costs	452	1,002	479
Gain on redemption of United Biscuits investment	-	(251)	-
Gains on divestitures, net	(15)	(117)	(108)
Amortization of intangibles	13	7	10

Operating income	4,331	4,521	4,749

Interest and other debt expense, net	604	510	636

Earnings from continuing operations before income taxes	3,727	4,011	4,113

Provision for income taxes	1,137	951	1,209

Earnings from continuing operations	2,590	3,060	2,904

Loss from discontinued operations, net of income taxes	-	-	(272)

Net earnings	$2,590	$3,060	$2,632

Per share data:
Basic earnings per share:
Continuing Operations	$1.64	$1.86	$1.72
Discontinued Operations	-	-	(0.16)

Net Earnings	$1.64	$1.86	$1.56

Diluted earnings per share:
Continuing Operations	$1.62	$1.85	$1.72
Discontinued Operations	-	-	(0.17)

Net Earnings	$1.62	$1.85	$1.55

Dividends declared	$1.04	$0.96	$0.87

See notes to consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Consolidated Balance Sheets, at December 31,

(in millions of dollars)

	2007	2006
ASSETS
Cash and cash equivalents	$567	$239
Receivables (less allowances of $94 in 2007 and $84 in 2006)	5,197	3,869
Inventories:
Raw materials	1,605	1,389
Finished product	2,491	2,117

Total inventories	4,096	3,506
Deferred income taxes	575	387
Other current assets	302	253

Total current assets	10,737	8,254

Property, plant and equipment, at cost:
Land and land improvements	454	389
Buildings and building equipment	4,121	3,657
Machinery and equipment	13,750	12,164
Construction in progress	879	840

	19,204	17,050
Less accumulated depreciation	8,426	7,357

Property, plant and equipment, net	10,778	9,693
Goodwill	31,193	25,553
Intangible assets, net	12,200	10,177
Prepaid pension assets	1,648	1,168
Other assets	1,437	729

TOTAL ASSETS	$67,993	$55,574

LIABILITIES
Short-term borrowings	$7,385	$1,715
Current portion of long-term debt	722	1,418
Due to Altria Group, Inc. and affiliates	-	607
Accounts payable	4,065	2,602
Accrued liabilities:
Marketing	1,833	1,626
Employment costs	913	750
Dividends payable	414	45
Other	1,654	1,559
Income taxes	100	151

Total current liabilities	17,086	10,473

Long-term debt	12,902	7,081
Deferred income taxes	4,876	3,930
Accrued pension costs	810	1,022
Accrued postretirement health care costs	2,846	3,014
Other liabilities	2,178	1,499

TOTAL LIABILITIES	40,698	27,019

Contingencies (Note 15)

SHAREHOLDERS’ EQUITY
Class A common stock, no par value (1,735,000,000 shares issued in 2007 and 555,000,000 shares issued in 2006)	-	-
Class B common stock, no par value (1,180,000,000 shares issued and outstanding in 2006)	-	-
Additional paid-in capital	23,445	23,626
Retained earnings	12,209	11,128
Accumulated other comprehensive losses	(1,835)	(3,069)
Treasury stock, at cost	(6,524)	(3,130)

TOTAL SHAREHOLDERS’ EQUITY	27,295	28,555

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$67,993	$55,574

See notes to consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(in millions of dollars, except per share data)

	Class A and B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Losses	Treasury Stock	Total Shareholders’ Equity

Balances at January 1, 2005	$-	$23,762	$8,304	$(1,205)	$(950)	$29,911
Comprehensive earnings:
Net earnings	-	-	2,632	-	-	2,632
Other comprehensive losses, net of income taxes	-	-	-	(458)	-	(458)

Total comprehensive earnings						2,174

Exercise of stock options and issuance of other stock awards	-	52	(12)	-	118	158
Cash dividends declared ($0.87 per share)	-	-	(1,471)	-	-	(1,471)
Common Stock repurchased	-	-	-	-	(1,200)	(1,200)
Other	-	21	-	-	-	21

Balances at December 31, 2005	$-	$23,835	$9,453	$(1,663)	$(2,032)	$29,593
Comprehensive earnings:
Net earnings	-	-	3,060	-	-	3,060
Other comprehensive earnings, net of income taxes	-	-	-	645	-	645

Total comprehensive earnings						3,705

Initial adoption of FASB Statement No. 158, net of income taxes (Note 9)	-	-	-	(2,051)	-	(2,051)
Exercise of stock options and issuance of other stock awards	-	(209)	202	-	152	145
Cash dividends declared ($0.96 per share)	-	-	(1,587)	-	-	(1,587)
Common Stock repurchased	-	-	-	-	(1,250)	(1,250)

Balances at December 31, 2006	$-	$23,626	$11,128	$(3,069)	$(3,130)	$28,555
Comprehensive earnings:
Net earnings	-	-	2,590	-	-	2,590
Other comprehensive earnings, net of income taxes	-	-	-	1,234	-	1,234

Total comprehensive earnings						3,824

Initial adoption of FIN 48 (Note 1)	-	-	213	-	-	213
Exercise of stock options and issuance of other stock awards	-	33	(79)	-	293	247
Net settlement of employee stock awards with Altria Group, Inc. (Note 8)	-	(179)	-	-	-	(179)
Cash dividends declared ($1.04 per share)	-	-	(1,643)	-	-	(1,643)
Common Stock repurchased	-	-	-	-	(3,687)	(3,687)
Other	-	(35)	-	-	-	(35)

Balances at December 31, 2007	$-	$23,445	$12,209	$(1,835)	$(6,524)	$27,295

See notes to consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Consolidated Statements of Cash Flows

for the years ended December 31,

(in millions of dollars)

	2007	2006	2005
CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES
Net earnings	$2,590	$3,060	$2,632
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	886	891	879
Deferred income tax benefit	(436)	(168)	(408)
Gain on redemption of United Biscuits investment	-	(251)	-
Gains on divestitures, net	(15)	(117)	(108)
Loss on sale of discontinued operations	-	-	32
Asset impairment and exit costs, net of cash paid	209	793	315
Change in assets and liabilities, excluding the effects of acquisitions and divestitures:
Receivables, net	(268)	(200)	65
Inventories	(191)	(149)	(42)
Accounts payable	241	256	74
Income taxes	124	(105)	(33)
Amounts due to Altria Group, Inc. and affiliates	(93)	(133)	273
Other working capital items	(116)	(197)	(432)
Change in pension assets and postretirement liabilities, net	81	(128)	(10)
Other	559	168	227

Net cash provided by operating activities	3,571	3,720	3,464

CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES
Capital expenditures	(1,241)	(1,169)	(1,171)
Acquisitions, net of cash received	(7,437)	-	-
Proceeds from divestitures	216	946	1,668
Other	46	107	28

Net cash (used in) / provided by investing activities	(8,416)	(116)	525

CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES
Net issuance / (repayment) of short-term borrowings	5,649	343	(1,005)
Long-term debt proceeds	6,495	69	69
Long-term debt repaid	(1,472)	(1,324)	(775)
(Decrease) / increase in amounts due to Altria Group, Inc. and affiliates	(149)	62	107
Repurchase of Common Stock	(3,708)	(1,254)	(1,175)
Dividends paid	(1,638)	(1,562)	(1,437)
Other	(56)	(54)	265

Net cash provided by / (used in) financing activities	5,121	(3,720)	(3,951)

Effect of exchange rate changes on cash and cash equivalents	52	39	(4)

Cash and cash equivalents:
Increase / (Decrease)	328	(77)	34
Balance at beginning of period	239	316	282

Balance at end of period	$567	$239	$316

Cash paid:
Interest	$628	$628	$679

Income taxes	$1,366	$1,560	$1,957

See notes to consolidated financial statements.

Kraft Foods Inc. and subsidiaries

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies:

Nature of Operations and Basis of Presentation:

Kraft Foods Inc. was incorporated in 2000 in the Commonwealth of Virginia. Kraft Foods Inc., through its subsidiaries (Kraft Foods Inc. and subsidiaries are hereinafter referred to as “Kraft,” “we,” “us” and “our”), manufactures and markets packaged foods and beverages worldwide in more than 150 countries.

Prior to June 13, 2001, Kraft was a wholly-owned subsidiary of Altria Group, Inc. (“Altria”). On June 13, 2001, we completed an initial public offering of 280,000,000 shares of our Class A common stock (“Common Stock”) at a price of $31.00 per share.

In the first quarter of 2007, Altria spun off its remaining interest (89.0%) in Kraft on a pro rata basis to Altria stockholders in a tax-free transaction. Effective as of the close of business on March 30, 2007, all Kraft shares owned by Altria were distributed to Altria’s stockholders, and our separation from Altria was completed (the “Distribution”). Before the Distribution, Altria converted all of its Class B shares of Kraft common stock into Class A shares of Kraft common stock. The Distribution ratio was calculated by dividing the number of shares of Kraft Common Stock held by Altria by the number of Altria shares outstanding on the record date, March 16, 2007. The distribution ratio was 0.692024 shares of Kraft Common Stock for every share of Altria common stock outstanding. Following the Distribution, we only have Class A common stock outstanding.

Principles of Consolidation:

The consolidated financial statements include Kraft, as well as our wholly-owned and majority-owned subsidiaries. Our domestic operating subsidiaries report year-end results as of the Saturday closest to the end of each year, and our international operating subsidiaries generally report year-end results two weeks prior to the Saturday closest to the end of each year. This resulted in 53 weeks of operating results in our consolidated statement of earnings for the year ended December 31, 2005, versus 52 weeks for the years ended December 31, 2007 and 2006. The results of operations from our newly acquired global biscuit business of Groupe Danone S.A. will be reported on a one month lag.

We account for investments in which we exercise significant influence (20%-50% ownership interest) under the equity method of accounting. We account for investments in which we have an ownership interest of less than 20%, and do not exercise significant influence by the cost method of accounting. Minority interest in subsidiaries consists of the equity interest of minority investors in consolidated subsidiaries of Kraft. Kraft’s consolidated minority interest expense, net of taxes, was $3 million in 2007, $5 million in 2006 and $3 million in 2005. All intercompany transactions were eliminated. Transactions between Kraft and Altria are included in these financial statements.

Use of Estimates:

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America, which requires us to make certain elections as to our accounting policy, estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the dates of the financial statements and the reported amounts of net revenues and expenses during the reporting periods. Significant accounting policy elections, estimates and assumptions include, among others, pension and benefit plan assumptions, lives and valuation assumptions of goodwill and intangible assets, marketing programs and income taxes. Actual results could differ from those estimates.

Foreign currencies:

We translate the results of operations of our foreign subsidiaries using average exchange rates during each period, whereas balance sheet accounts are translated using exchange rates at the end of each period. We record currency translation adjustments as a component of shareholders’ equity. Transaction gains and losses are recorded in the consolidated statements of earnings and were not significant for any of the periods presented.

Cash and cash equivalents:

Cash equivalents include demand deposits with banks and all highly liquid investments with original maturities of three months or less.

Inventories:

Inventories are stated at the lower of cost or market. The last-in, first-out (“LIFO”) method is used to cost a majority of domestic inventories. The cost of other inventories is principally determined by the average cost method. We used the LIFO method to determine the cost of 37% of inventories at December 31, 2007 and 41% of inventories at December 31, 2006. The stated LIFO amounts of inventories were $142 million lower at December 31, 2007 and $70 million higher at December 31, 2006 than the current cost of inventories. We also record inventory allowances for overstocked and obsolete inventories due to ingredient and packaging changes.

We prospectively adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs, on January 1, 2006. SFAS No. 151 requires us to: (i) recognize abnormal idle facility expense, spoilage, freight and handling costs as current-period charges; and (ii) allocate fixed production overhead costs to inventories based on the normal capacity of the production facility. The effect of adoption did not have a material impact on our financial statements.

Long-lived assets:

Property, plant and equipment are stated at historical cost and depreciated by the straight-line method over the estimated useful lives of the assets. Machinery and equipment are depreciated over periods ranging from 3 to 20 years, and buildings and building improvements over periods up to 40 years.

We review long-lived assets, including amortizable intangible assets, for impairment when conditions exist that indicate the carrying amount of the assets may not be fully recoverable. We perform undiscounted operating cash flow analyses to determine if an impairment exists. When testing assets held for use for impairment, we group assets and liabilities at the lowest level for which cash flows are separately identifiable. If an impairment is determined to exist, the loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. During 2006, we recorded non-cash asset impairment charges of $245 million related to our Tassimo hot beverage system long-lived assets. The charges are included in asset impairment and exit costs in the consolidated statement of earnings.

Software costs:

We capitalize certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use. Capitalized software costs are included in property, plant and equipment on the consolidated balance sheets and amortized on a straight-line basis over the estimated useful lives of the software, which do not exceed five years.

Goodwill and Intangible assets:

SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”) requires us to test goodwill and non-amortizable intangible assets at least annually for impairment. To test goodwill, we compare the fair value of each reporting unit with the carrying value of the reporting unit. If the carrying value exceeds the fair value, goodwill is considered impaired. The impairment loss is measured as the difference between the carrying value and implied fair value of goodwill, which is determined using discounted cash flows. To test non-amortizable intangible assets for impairment, we compare the fair value of the intangible asset with its carrying value. If the carrying value exceeds fair value, the intangible asset is considered impaired and is reduced to fair value. Definite lived intangible assets are amortized over their estimated useful lives.

Since our adoption of SFAS No. 142, we have completed our annual impairment review of goodwill and non-amortizable intangible assets as of January 1. During the first quarter of 2007, we completed our annual review of goodwill and non-amortizable intangible assets and found no impairments. Effective October 1, 2007, we adopted a new accounting policy to perform our annual impairment review of goodwill and non-amortizable intangible assets as of October 1 instead of January 1 of each year. The change in our testing date was made to align it with the revised timing of our annual strategic planning process implemented in 2007. As a result, we performed our annual impairment tests again as of October 1, 2007 and found no impairments. During the first quarter of 2006, we completed our annual review of goodwill and intangible assets and recorded a $24 million non-cash charge for impairment of biscuits assets in Egypt and hot cereal assets in the U.S. The charge is included in asset impairment and exit costs in the consolidated statement of earnings. During the first quarter of 2005, we completed our annual review of goodwill and intangible assets. No impairments resulted from this review.

Insurance & Self-Insurance:

We use a combination of insurance and self-insurance for a number of risks, including workers’ compensation, general liability, automobile liability, product liability and our obligation for employee healthcare benefits. Liabilities associated with the risks are estimated by considering historical claims experience and other actuarial assumptions.

Revenue recognition:

We recognize revenues when title and risk of loss pass to customers, which generally occurs upon shipment or delivery of goods. Revenues are recorded net of consumer incentives and trade promotions and include all shipping and handling charges billed to customers. Kraft’s shipping and handling costs are classified as part of cost of sales. A provision for product return allowances is also recorded as a reduction of revenues within the same period that the revenue is recognized.

Marketing, administration and research costs:

Marketing - We promote our products with advertising, consumer incentives and trade promotions. These programs include, but are not limited to, discounts, coupons, rebates, in-store display incentives and volume-based incentives. We expense advertising costs either in the period the advertising first takes place or as incurred. Consumer incentive and trade promotion activities are recorded as a reduction of revenues based on amounts estimated as being due to customers and consumers at the end of a period. We base these estimates principally on historical utilization and redemption rates. For interim reporting purposes, advertising and consumer incentive expenses are charged to operations as a percentage of volume, based on estimated volume and related expense for the full year. We do not defer amounts on our year-end consolidated balance sheet and all marketing costs are recorded as an expense in the year incurred. Advertising expense was $1,554 million in 2007, $1,396 million in 2006 and $1,314 million in 2005.

Research - We expense costs as incurred for product research and development. Research and development expense was $447 million in 2007, $419 million in 2006 and $385 million in 2005.

Environmental costs:

We are subject to laws and regulations relating to the protection of the environment. We accrue for environmental remediation obligations on an undiscounted basis when amounts are probable and can be reasonably estimated. The accruals are adjusted as new information develops or circumstances change. Recoveries of environmental remediation costs from third parties are recorded as assets when their receipt is deemed probable. As of December 31, 2007, our subsidiaries were involved in 70 active Superfund and other similar actions in the U.S. related to current operations and certain former or divested operations for which we retain liability.

Based on information currently available, we believe that the ultimate resolution of existing environmental remediation actions and our compliance in general with environmental laws and regulations will not have a material effect on our financial results. However, we cannot quantify with certainty the potential impact of future compliance efforts and environmental remediation actions.

Income taxes:

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Prior to the Distribution, we were included in Altria’s consolidated federal income tax return. We generally computed income taxes on a separate company basis; however, some of our foreign tax credits, capital losses and other credits could not have been used on a separate company basis. To the extent that Altria used our foreign tax credits and other tax benefits in its consolidated federal income tax return, we recognized the benefit in the calculation of our provision for income taxes. This benefit was approximately $270 million in 2007 (both through the date of Distribution as well as post-Distribution carryback claims to pre-Distribution periods), $195 million in 2006 and $225 in 2005. We made payments to, or were reimbursed by, Altria for the tax effects resulting from being included in Altria’s tax return. As of March 31, 2007, we are no longer a member of the Altria consolidated tax return group and will file our own federal consolidated income tax return. Altria also previously carried our federal tax contingencies on its balance sheet and reported them in its financial statements. As a result of the Distribution, Altria transferred our federal tax contingencies of $375 million to our balance sheet and related interest income of $77 million. During the second quarter, Altria paid us $305 million for the federal tax contingencies held by them, less the impact of federal reserves reversed due to the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48. This amount is reflected as a component of other within the net cash provided by operating activities section of the consolidated statement of cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for the Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). We adopted the provisions of FIN 48 effective January 1, 2007. FIN 48 clarifies when tax benefits should be recorded in the financial statements and provides measurement criteria for valuing such benefits. In order for us to recognize benefits, our tax position must be more likely than not to be sustained upon audit. The amount we recognize is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Before the implementation of FIN 48, we established additional provisions for certain positions that were likely to be challenged even though we believe that those existing tax positions were fully supportable. The adoption of FIN 48 resulted in an increase to shareholders’ equity as of January 1, 2007 of $213 million and resulted from:

•	a $265 million decrease in the liability for unrecognized tax benefits, comprised of $247 million in tax and $18 million in interest;
•	a reduction in goodwill of $85 million; and
•	an increase to federal and state deferred tax assets of $33 million.

We recognize deferred tax assets for deductible temporary differences, operating loss carryforwards and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

Stock-based compensation:

Effective January 1, 2006, we adopted SFAS No. 123 (Revised 2004), Share-Based Payment, (“SFAS No. 123(R)”) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service periods for awards expected to vest. We determine the fair value of restricted stock and rights to receive shares of stock based on the number of shares granted and the market value at date of grant. We determine the fair value of stock options using a modified Black-Scholes methodology.

The adoption of SFAS No. 123(R) resulted in a cumulative effect gain of $6 million, which is net of $3 million in taxes, in the consolidated statement of earnings for the year ended December 31, 2006. The gross cumulative effect was recorded in marketing, administration and research costs for the year ended December 31, 2006.

We elected to calculate the initial pool of tax benefits resulting from tax deductions in excess of the stock-based employee compensation expense recognized in the statement of earnings under FASB Staff Position (“FSP”) 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. Under SFAS No. 123(R), tax shortfalls occur when actual tax deductible compensation expense is less than cumulative stock-based compensation expense recognized in the financial statements.

We previously applied the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and provided the pro forma disclosures required by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). No compensation expense for employee stock options was reflected in net earnings in 2005, as all stock options granted under those plans had an exercise price equal to the market value of the common stock on the date of the grant. Historical consolidated statements of earnings already include the compensation expense for restricted stock and rights to receive shares of stock.

Our reported net earnings for the year ended December 31, 2005 were $2,632 million. If we had applied the fair value recognition provisions of SFAS No. 123 to measure compensation expense for stock option awards in 2005, our total stock-based employee compensation expense, net of related tax effects, would have been $7 million. As a result, pro forma net earnings would have been $2,625 million, and there would have been no impact to pro forma basic and diluted EPS for the year ended December 31, 2005.

Financial instruments:

As Kraft operates globally, we use certain financial instruments to manage our foreign currency exchange rate and commodity price risks. We monitor and manage these exposures as part of our overall risk-management program. Our risk management program focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. We maintain foreign currency and commodity price risk management strategies that seek to reduce significant, unanticipated earnings fluctuations that may arise from volatility in foreign currency exchange rates and commodity prices, principally through the use of derivative instruments.

Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. We formally document the nature of and relationships between the hedging instruments and hedged items, as well as our risk-management objectives, strategies for undertaking the various hedge transactions and method of assessing hedge effectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of the forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction will occur. If we deem it probable that the forecasted transaction will not occur, we recognize the gain or loss in earnings currently.

By using derivatives to hedge exposures to changes in exchange rates and commodity prices, Kraft has exposure on these derivatives to credit and market risk. We are exposed to credit risk that the counterparty might fail to fulfill its performance obligations under the terms of the derivative contract. We minimize our credit risk by entering into transactions with high-quality counterparties with investment grade credit ratings, limiting the amount of exposure we have with each counterparty and monitoring the financial condition of our counterparties. We also maintain a policy of requiring that all significant, non-exchange traded derivative contracts be governed by an International Swaps and Derivatives Association master agreement. Market risk is the risk that the value of the financial instrument might be adversely affected by a change in foreign currency exchange rates, commodity prices, or interest rates. We manage market risk by incorporating monitoring parameters within our risk management strategy that limits the types of derivative instruments and derivative strategies, and the degree of market risk that may be undertaken by the use of derivative instruments.

We record derivative financial instruments at fair value in our consolidated balance sheets as either current assets or current liabilities. Changes in the fair value of derivatives are recorded each period either in accumulated other comprehensive earnings / (losses) or in earnings, depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive earnings / (losses) are reclassified to the consolidated statement of earnings in the periods in which operating results are affected by the hedged item. Cash flows from hedging instruments are classified in the same manner as the affected hedged item in the consolidated statements of cash flows.

Guarantees:

We account for guarantees in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, (“FIN 45”). FIN 45 requires us to disclose certain guarantees and to recognize a liability for the fair value of the obligation of qualifying guarantee activities. See Note 15, Commitments and Contingencies for a further discussion of guarantees.

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

New Accounting Pronouncements:

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, as amended in February 2008 by FSP FAS 157-2, Effective Date of FASB Statement No. 157. The provisions of SFAS No. 157 are effective for Kraft as of January 1, 2008. However, FSP FAS 157-2 defers the effective date for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. We do not expect the adoption of this statement to have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. The provisions are effective for Kraft as of January 1, 2008. This statement permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these instruments in earnings. We do not expect the adoption of this statement to have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. The provisions, which change the way companies account for business combinations, are effective for Kraft as of January 1, 2009. This statement requires the acquiring entity in a business combination to recognize assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose all information needed by investors to understand the nature and financial effect of the business combination. We do not expect the adoption of this statement to have a material impact on our financial statements.

In December 2007, the FASB also issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51, the provisions of which are effective for Kraft as of January 1, 2009. This statement requires an entity to classify noncontrolling interests in subsidiaries as a separate component of equity. Additionally, transactions between an entity and noncontrolling interests are required to be treated as equity transactions. We are currently evaluating the impact of this statement on our financial statements.

Note 2. Asset Impairment, Exit and Implementation Costs:

Restructuring Program

In January 2004, we announced a three-year restructuring program (the “Restructuring Program”) and, in January 2006, extended it through 2008. The objectives of this program are to leverage our global scale, realign and lower our cost structure, and optimize capacity. As part of the Restructuring Program we anticipate:

•	incurring approximately $2.8 billion in pre-tax charges reflecting asset disposals, severance and implementation costs;
•	closing up to 35 facilities and eliminating approximately 13,500 positions; and
•	using cash to pay for approximately $1.7 billion of the $2.8 billion in charges.

We incurred charges under the Restructuring Program of $459 million in 2007, $673 million in 2006 and $297 million in 2005. Since the inception of the Restructuring Program, we have incurred $2.1 billion in charges and paid cash for $1.1 billion.

In February 2008, we announced the implementation of our new operating structure built on three core elements: accountable business units; shared services that leverage the scale of our global portfolio; and a streamlined corporate staff. Within our new structure, business units now have full P&L accountability and are staffed accordingly. This also ensures that we are putting our resources closer to where decisions are made that affect our consumers. Our corporate and shared service functions are streamlining their organizations and focusing them on core activities that can more efficiently support the goals of the business units. The intent was to simplify, streamline and increase accountability, with the ultimate goal of generating reliable growth for Kraft. As a result, we have eliminated approximately 700 positions as we streamline our headquarters functions.

We are also in the process of reorganizing our European Union segment to function on a pan-European centralized category management and value chain model. After the reorganization is complete, the European Principal Company (“EPC”) will manage the European Union segment categories centrally and make decisions for all aspects of the value chain, except for sales and distribution. The European subsidiaries will execute sales and distribution locally, and the local production companies will act as toll manufacturers on behalf of the EPC. The EPC legal entity has already been incorporated as Kraft Foods Europe GmbH in Zurich, Switzerland. As part of this reorganization, we incurred $21 million of restructuring costs, $24 million of implementation costs and $10 million of non-recurring costs during 2007, and incurred $7 million of restructuring costs during 2006. Implementation costs are included in the total Restructuring Program charges. Other costs relating to our European Union segment reorganization are recorded as marketing, administration and research costs. Management believes the disclosure of implementation and other non-recurring charges provides readers of our financial statements greater transparency to the total costs of our European Union segment reorganization.

During the second quarter of 2006, we entered into a seven-year, $1.7 billion agreement to receive information technology services from Electronic Data Systems (“EDS”). On June 1, 2006, we began using EDS’s data centers, and EDS started providing us with web hosting, telecommunications and IT workplace services. In 2007, we reversed $6 million in restructuring costs because our severance costs were lower than originally anticipated, and we incurred implementation costs of $47 million related to the EDS transition. In 2006, we incurred restructuring costs of $51 million and implementation costs of $56 million. These amounts are included in the total Restructuring Program charges.

Restructuring Costs:

Under the Restructuring Program, we recorded asset impairment and exit costs of $332 million during 2007, $578 million during 2006 and $210 million during 2005. We announced the closure of three plants during 2007; we have now announced the closure of 30 facilities since the program began in 2004. We expect to pay cash for approximately $250 million of the charges that we incurred during 2007.

Restructuring liability activity for the years ended December 31, 2007 and 2006 was:

	Severance	Asset Write-downs	Other	Total
	(in millions)

Liability balance, January 1, 2006	$114	$-	$1	$115
Charges	272	252	54	578
Cash (spent) / received	(204)	16	(21)	(209)
Charges against assets	(25)	(268)	-	(293)
Currency / other	8	-	(2)	6

Liability balance, December 31, 2006	165	-	32	197
Charges	156	99	77	332
Cash (spent) / received	(155)	6	(94)	(243)
Charges against assets	(25)	(109)	1	(133)
Currency	13	4	-	17

Liability balance, December 31, 2007	$154	$-	$16	$170

Severance costs include the cost of benefits received by terminated employees. In connection with our severance initiatives, we have eliminated approximately 11,000 positions as of December 31, 2007; at that time we had announced the elimination of an additional 400 positions. Severance charges against assets primarily relate to incremental pension costs, which reduce prepaid pension assets. Asset write-downs relate to the impairment of assets caused by plant closings and related activity. Cash received on asset write-downs relates to proceeds received from the sale of assets that had previously been written-off under the Restructuring Program. We incurred other costs related primarily to the renegotiation of supplier contract costs, workforce reductions associated with the plant closings and the termination of leasing agreements.

Implementation Costs:

Implementation costs are directly attributable to exit costs; however they do not qualify for treatment under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. These costs primarily include the discontinuance of certain product lines, incremental expenses related to the closure of facilities and the EDS transition discussed above. Management believes the disclosure of implementation charges provides readers of our financial statements greater transparency to the total costs of our Restructuring Program. Substantially all implementation costs incurred in 2007 will require cash payments. Implementation costs associated with the Restructuring Program were:

	2007	2006	2005
	(in millions)

Net Revenues	$-	$-	$2
Cost of sales	67	25	56
Marketing, administration and research costs	60	70	29

Total implementation costs	$127	$95	$87

Asset Impairment Charges

In 2007, we sold our flavored water and juice brand assets and related trademarks, including Veryfine and Fruit2O. In recognition of the sale, we recorded a $120 million asset impairment charge for these assets. The charge included the write-off of the associated goodwill of $3 million, intangible assets of $70 million and property, plant and equipment of $47 million, and was recorded as asset impairment and exit costs on the consolidated statement of earnings.

During our 2006 annual review of goodwill and intangible assets we recorded a $24 million non-cash charge for impairment of biscuits assets in Egypt and hot cereal assets in the U.S. Additionally, during 2006, we re-evaluated the business model for our Tassimo hot beverage system, the revenues of which lagged our projections. This evaluation resulted in a $245 million non-cash asset impairment charge related to lower utilization of existing manufacturing capacity. We recorded these charges as asset impairment and exit costs on the consolidated statement of earnings.

We also incurred an asset impairment charge of $86 million during 2006 in recognition of our pet snacks brand and assets sale. The charge included the write-off of a portion of the associated goodwill of $25 million, intangible assets of $55 million and property, plant and equipment of $6 million, and was recorded as asset impairment and exit costs on the consolidated statement of earnings. In January 2007, we announced the sale of our hot cereal assets and trademarks. We recorded an asset impairment charge of $69 million in the fourth quarter of 2006 in connection with the anticipated sale. The charge included the write-off of a portion of the associated goodwill of $15 million, intangible assets of $52 million and property, plant and equipment of $2 million, and was recorded as asset impairment and exit costs on the consolidated statement of earnings. The transaction closed in 2007 and no further impairment charges were incurred for this divestiture.

During 2005, we sold our fruit snacks assets and incurred an asset impairment charge of $93 million in recognition of the sale. During December 2005, we reached agreements to sell certain assets in Canada and a small biscuit brand in the U.S. and incurred asset impairment charges of $176 million in recognition of these sales. These transactions closed in 2006 and no further impairment charges were incurred for these divestitures. These aggregate charges, which included the write-off of the associated goodwill of $13 million, intangible assets of $118 million and asset write-downs of $138 million were recorded as asset impairment and exit costs on the consolidated statement of earnings.

Total - Asset Impairment, Exit and Implementation Costs

We included the asset impairment, exit and implementation costs discussed above, for the years ended December 31, 2007, 2006 and 2005 in segment operating income as follows:

	For the Year Ended December 31, 2007
	Restructuring Costs	Asset Impairment	Total Asset Impairment and Exit Costs	Implementation Costs
					Total
	(in millions)

North America Beverages	$13	$120	$133	$7	$140
North America Cheese & Foodservice	61	-	61	27	88
North America Convenient Meals	23	-	23	15	38
North America Grocery	71	-	71	7	78
North America Snacks & Cereals	18	-	18	15	33
European Union	108	-	108	44	152
Developing Markets (1)	38	-	38	12	50

Total	$332	$120	$452	$127	$579

	For the Year Ended December 31, 2006
	Restructuring Costs	Asset Impairment	Total Asset Impairment and Exit Costs	Implementation Costs
					Total
	(in millions)

North America Beverages	$21	$75	$96	$12	$108
North America Cheese & Foodservice	87	-	87	15	102
North America Convenient Meals	106	-	106	12	118
North America Grocery	21	-	21	9	30
North America Snacks & Cereals	39	168	207	16	223
European Union	230	170	400	23	423
Developing Markets (1)	74	11	85	8	93

Total	$578	$424	$1,002	$95	$1,097

	For the Year Ended December 31, 2005
	Restructuring Costs	Asset Impairment	Total Asset Impairment and Exit Costs	Implementation Costs
					Total
	(in millions)

North America Beverages	$11	$-	$11	$10	$21
North America Cheese & Foodservice	15	-	15	4	19
North America Convenient Meals	13	-	13	7	20
North America Grocery	21	206	227	8	235
North America Snacks & Cereals	6	63	69	26	95
European Union	127	-	127	20	147
Developing Markets (1)	17	-	17	12	29

Total	$210	$269	$479	$87	$566

(1) This segment was formerly known as Developing Markets, Oceania & North Asia

Note 3. Goodwill and Intangible Assets:
At December 31, 2007 and 2006, goodwill by reportable segment was:

	2007	2006
	(in millions)

North America Beverages	$1,371	$1,372
North America Cheese & Foodservice	4,212	4,218
North America Convenient Meals	2,172	2,167
North America Grocery	3,055	3,058
North America Snacks & Cereals	8,600	8,696
European Union	9,392	5,004
Developing Markets	2,391	1,038

Total goodwill	$31,193	$25,553

Intangible assets at December 31, 2007 and 2006 were:

	2007		2006
	Intangible Assets, at cost	Accumulated Amortization	Intangible Assets, at cost	Accumulated Amortization
	(in millions)

Non-amortizable intangible assets	$12,065		$10,150
Amortizable intangible assets	197	$62	94	$67

Total other intangible assets	$12,262	$62	$10,244	$67

Non-amortizable intangible assets consist substantially of brand names purchased through our acquisitions of Nabisco Holdings Corp. (“Nabisco”), the global biscuit business of Groupe Danone S.A. (“Danone Biscuit”), and certain United Biscuits operations (see Note 11, Acquisitions, for further details). Amortizable intangible assets consist primarily of trademark licenses and non-compete agreements. In 2007, we completed the purchase price allocation and reclassified $101 million from non-amortizable to amortizable intangible assets as part of the 2006 acquisition of certain United Biscuits operations.

The movements in goodwill and intangible assets were:

	2007		2006
	Goodwill	Intangible Assets, at cost	Goodwill	Intangible Assets, at cost
	(in millions)

Balance at January 1	$25,553	$10,244	$24,648	$10,577
Changes due to:
Currency	536	43	454	1
Acquisitions	5,239	2,196	734	217
Divestitures	(45)	(134)	(196)	(356)
Asset Impairments	(3)	(70)	(40)	(131)
Other	(87)	(17)	(47)	(64)

Balance at December 31	$31,193	$12,262	$25,553	$10,244

Significant changes to goodwill and intangible assets during 2007 were:

•

Acquisitions - We increased goodwill by $5,239 million and intangible assets by $2,196 million related to preliminary allocations of purchase price for our acquisition of Danone Biscuit. The allocations are based upon preliminary estimates and assumptions and are subject to revision when appraisals are finalized, which will occur during 2008.

•	Divestitures - We reduced goodwill by $45 million and intangible assets by $134 million primarily due to the divestiture of our hot cereal assets and trademarks.
•	Asset Impairments - We recorded an asset impairment charge of $70 million to intangible assets in conjunction with our flavored water and juice brand assets and related trademarks sale.
•

Other - We reduced goodwill by $87 million primarily due to the adoption of FIN 48 (see Note 5, Income Taxes, for further details), and reduced intangible assets by $17 million primarily due to the removal of a fully amortized intangible asset.

Significant changes to goodwill and intangible assets during 2006 were:

•

Acquisitions - We increased goodwill by $734 million and intangible assets by $217 million related to preliminary allocations of purchase price for our acquisition of certain United Biscuits operations. These allocations were based upon preliminary estimates and assumptions and were revised when appraisals were finalized in 2007.

•

Divestitures - We reduced goodwill by $196 million and intangible assets by $356 million primarily due to the divestitures of our pet snacks brand and assets, our rice brand and assets and our industrial coconut assets.

•

Asset Impairments - We recorded an asset impairment charge of $24 million to intangible assets for the impairment of biscuits assets in Egypt and hot cereal assets in the U.S. in conjunction with our annual review of goodwill and intangible assets in the first quarter of 2006. Additionally, we recorded asset impairment charges of $40 million to goodwill and $107 million to intangible assets related to the anticipated sale of our hot cereal assets and trademarks and the sale of our pet snacks brand and assets.

•	Other - We reduced goodwill by $47 million and intangible assets by $64 million primarily relating to a deferred tax purchase price allocation adjustment from our Nabisco acquisition.

Amortization expense for intangible assets was $13 million in 2007, $7 million in 2006 and $10 million in 2005. We currently estimate amortization expense for each of the next five years to be approximately $13 million or less. Our estimated amortization for each of the next five years is subject to revision when appraisals are finalized for our Danone Biscuit acquisition.

Note 4. Debt and Borrowing Arrangements:

Short-term borrowings:

At December 31, 2007 and 2006, our short-term borrowings and related average interest rates consisted of:

	2007		2006
	Amount Outstanding	Average Year-End Rate	Amount Outstanding	Average Year-End Rate
	(in millions)

Commercial paper	$1,608	5.0%	$1,250	5.4%
Danone Biscuit bridge facility	5,527	5.2%	-	-
Bank loans	250	7.2%	465	6.5%

Total short-term borrowings	$7,385		$1,715

The fair values of our short-term borrowings at December 31, 2007 and 2006, based upon current market interest rates, approximate the amounts disclosed above.

Borrowing arrangements:

On October 12, 2007, we entered into a 364-day bridge facility agreement for €5.3 billion for our pending acquisition of Danone Biscuit (“Danone Biscuit Bridge Facility”). Upon closing of the transaction, we borrowed €5.1 billion (approximately $7.5 billion) under this facility to finance the acquisition. We intend to repay our outstanding borrowings under this facility with proceeds from the issuance of investment grade bonds or other securities. According to the credit agreement, aggregate net cash proceeds in excess of $1.0 billion from debt offerings having a maturity of greater than one year are required to be repaid. As such, we repaid approximately €1.3 billion ($2.0 billion) of the bridge facility with the proceeds from our December 2007 debt issuance. Additionally, proceeds from equity offerings are also required to be repaid under the facility, and drawings under this facility may be reduced by the aggregate proceeds in excess of $1.0 billion from certain divestitures of assets. This facility replaced a commitment letter we entered into upon the announcement of the Danone Biscuit acquisition.

On May 24, 2007, we entered into a $1.5 billion, 364-day revolving credit agreement. In accordance with the terms of that agreement, it terminated upon our issuance of $3.5 billion of senior unsecured notes in August 2007.

We maintain a revolving credit facility that we have historically used for general corporate purposes and to support our commercial paper issuances. The $4.5 billion, multi-year revolving credit facility expires in April 2010. No amounts were drawn on this facility at December 31, 2007.

We must maintain a net worth of at least $20.0 billion under the terms of our revolving credit facility. At December 31, 2007, our net worth was $27.3 billion. We expect to continue to meet this covenant. The revolving credit facility has no other financial covenants, credit rating triggers or provisions that could require us to post collateral as security.

In addition to the above, some of our international subsidiaries maintain primarily uncommitted credit lines to meet short-term working capital needs. Collectively, these credit lines amounted to $1.5 billion at December 31, 2007. Borrowings on these lines amounted to $250 million at December 31, 2007 and $465 million at December 31, 2006, which included $282 million of outstanding short-term debt related to our United Biscuits acquisition discussed in Note 11, Acquisitions.

Long-term debt:

On August 13, 2007, we issued $3.5 billion of senior unsecured notes, and used the net proceeds ($3,462 million) for general corporate purposes, including the repayment of outstanding commercial paper. The general terms of the $3.5 billion notes are:

•	$250 million total principal notes due August 11, 2010 at a fixed, annual interest rate of 5.625%. Interest is payable semiannually beginning February 11, 2008.
•	$750 million total principal notes due February 11, 2013 at a fixed, annual interest rate of 6.000%. Interest is payable semiannually beginning February 11, 2008.
•	$1.5 billion total principal notes due August 11, 2017 at a fixed, annual interest rate of 6.500%. Interest is payable semiannually beginning February 11, 2008.

•	$750 million total principal notes due August 11, 2037 at a fixed, annual interest rate of 7.000%. Interest is payable semiannually beginning February 11, 2008.
•

$250 million total principal notes due August 11, 2010 at a floating, annual interest rate of LIBOR plus 50 basis points that resets quarterly. The rate as of December 31, 2007 was 5.387%. Interest on the floating rate notes is payable quarterly, and began on November 13, 2007.

On December 12, 2007, we issued $3.0 billion of senior unsecured notes, and used the net proceeds ($2,966 million) for general corporate purposes, including the repayment of outstanding commercial paper and a portion of our Danone Biscuit Bridge Facility. The general terms of the $3.0 billion notes are:

•	$2.0 billion total principal notes due February 1, 2018 at a fixed, annual interest rate of 6.125%. Interest is payable semiannually beginning August 1, 2008.
•	$1.0 billion total principal notes due February 1, 2038 at a fixed, annual interest rate of 6.875%. Interest is payable semiannually beginning August 1, 2008.

The notes from both issuances discussed above include covenants that restrict our ability to incur debt secured by liens, and engage in sale/leaseback transactions. We are also required to offer to purchase these notes at a price equal to 101% of the aggregate principal amount, plus accrued and unpaid interest to the date of repurchase if we experience both of the following:

(i)	a “change of control” triggering event, and
(ii)	a downgrade of these notes below an investment grade rating by each of Moody’s Investors Service, Inc., Standard & Poor’s Ratings Services and Fitch Ratings within a specified period.

At December 31, 2007 and 2006, our long-term debt consisted of:

	2007	2006
	(in millions)

Notes, 4.00% to 7.55% (average effective rate 5.97%), due through 2038	$13,392	$8,290
7% Debenture (effective rate 11.32%), $200 million face amount, due 2011	175	170
Foreign currency obligations	16	15
Other	41	24

Total long-term debt	13,624	8,499
Less current portion of long-term debt	(722)	(1,418)

Long-term debt	$12,902	$7,081

Aggregate maturities of long-term debt are (in millions):

2008	$722
2009	758
2010	506
2011	2,204
2012	1,502
Thereafter	7,965

Fair Value:

The aggregate fair value of our long-term debt, based on market quotes, where available, or interest rates currently available to us for issuance of debt with similar terms and remaining maturities was $13,903 million at December 31, 2007 and $8,706 million at December 31, 2006.

The aggregate fair value of our third-party debt, based on market quotes, at December 31, 2007, was $21,288 million as compared with the carrying value of $21,009 million. The aggregate fair value of our third-party debt at December 31, 2006, was $10,421 million as compared with the carrying value of $10,214 million.

Interest and other debt expense:

Interest and other debt (income) / expense for the last three years were:

	For the Years Ended December 31,
	2007	2006	2005
	(in millions)
Interest and other debt expense, net:
Interest income, Altria Group, Inc. and affiliates	$(74)	$(47)	$(6)
Interest expense, external debt	698	579	657
Interest income	(20)	(22)	(15)

Total interest and other debt expense, net	$604	$510	$636

Note 5. Income Taxes:

Earnings from continuing operations before income taxes and provision for income taxes consisted of the following for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
	(in millions)
Earnings from continuing operations before income taxes:
United States	$2,454	$2,754	$2,774
Outside United States	1,273	1,257	1,339

Total	$3,727	$4,011	$4,113

Provision for income taxes:
United States federal:
Current	$722	$613	$876
Deferred	(306)	(150)	(210)

	416	463	666
State and local	116	95	115

Total United States	532	558	781

Outside United States:
Current	660	411	466
Deferred	(55)	(18)	(38)

Total outside United States	605	393	428

Total provision for income taxes	$1,137	$951	$1,209

The loss from discontinued operations for the year ended December 31, 2005, includes additional tax expense of $280 million from the sale of the sugar confectionery business.

After the implementation of FIN 48 on January 1, 2007, our unrecognized tax benefits were $667 million. If we had recognized all of these benefits, the net impact on our income tax provision would have been $530 million. Our unrecognized tax benefits were $850 million at December 31, 2007, and if we had recognized all of these benefits, the net impact on our income tax provision would have been $666 million. We expect that our unrecognized tax benefits will decrease by an insignificant amount during the next twelve months. Furthermore, we recorded $72 million of unrecognized tax benefits and $30 million of accrued interest and penalties as part of our preliminary purchase price allocation of Danone Biscuit, which is subject to revision when the purchase price allocations are finalized during 2008. We include accrued interest and penalties related to uncertain tax positions in our tax provision. We had accrued interest and penalties of $125 million as of January 1, 2007 and $232 million as of December 31, 2007. Our 2007 provision for income taxes includes $90 million for interest and penalties, and we paid $13 million during 2007.

The change in our unrecognized tax benefits for the year ended December 31, 2007 was (in millions):

January 1, 2007	$667
Increases from positions taken during prior periods	131
Decreases from positions taken during prior periods	(23)
Increases from positions taken during the current period	34
Increases from acquisitions	72
Decreases relating to settlements with taxing authorities	(38)
Reductions resulting from the lapse of the applicable statute of limitations	(6)
Currency	13

December 31, 2007	$850

We are regularly examined by federal and various state and foreign tax authorities. The U.S. federal statute of limitations remains open for the year 2000 and onward, with years 2000 through 2003 currently under examination by the IRS. We are also currently under examination by taxing authorities in various U.S. state and foreign jurisdictions. U.S. state and foreign jurisdictions have statutes of limitations generally ranging from three to seven years. Years still open to examination by foreign tax authorities in major jurisdictions include Germany (1999 onward), Brazil (2001 onward), Canada (2001 onward), Spain (2001 onward) and France (2004 onward).

During 2006, the IRS concluded its examination of Altria’s consolidated tax returns for the years 1996 through 1999. The IRS issued a final Revenue Agents Report on March 15, 2006. Consequently, Altria reimbursed us $337 million for federal tax reserves that were no longer necessary and $46 million for interest ($29 million net of tax). We also recognized net state tax reversals of $39 million, for a total tax provision benefit of $376 million ($337 million federal plus $39 million state). The total benefit to net earnings that we recognized in the first quarter of 2006 due to the IRS settlement was $405 million.

In October 2004, the American Jobs Creation Act (“the Jobs Act”) was signed into law. The Jobs Act includes a deduction for 85% of certain foreign earnings that are repatriated. In 2005, we repatriated approximately $500 million of earnings under the provisions of the Jobs Act. Deferred taxes had previously been provided for a portion of the dividends remitted. The reversal of the deferred taxes more than offset the tax costs to repatriate the earnings and resulted in a net tax reduction of $28 million in the consolidated income tax provision during 2005.

At December 31, 2007, applicable U.S. federal income taxes and foreign withholding taxes had not been provided on approximately $3.9 billion of accumulated earnings of foreign subsidiaries that are expected to be permanently reinvested.

The effective income tax rate on pre-tax earnings differed from the U.S. federal statutory rate for the following reasons for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
U.S. federal statutory rate	35.0%	35.0%	35.0%
Increase / (decrease) resulting from:
State and local income taxes, net of federal tax benefit excluding IRS audit impacts	2.8%	1.8%	1.8%
Benefit principally related to reversal of federal and state reserves on conclusion of IRS audit	-	(9.4%)	-
Reversal of other tax accruals no longer required	(1.3%)	(1.3%)	(2.6%)
Foreign rate differences, net of repatriation impacts	(4.9%)	(0.3%)	(2.8%)
Other	(1.1%)	(2.1%)	(2.0%)

Effective tax rate	30.5%	23.7%	29.4%

Our 2007 effective tax rate includes $184 million in favorable tax rate items, primarily including the effects of dividend repatriation benefits, foreign earnings taxed below the U.S. federal statutory tax rate, foreign joint venture earnings, and the effect on foreign deferred taxes from lower foreign tax rates enacted in 2007, partially offset by other foreign tax expense items. The 2007 tax rate also benefited from an increased domestic manufacturing deduction and the divestiture of our flavored water and juice brand assets and related trademarks. These benefits were partially offset by state tax expense.

The 2006 effective tax rate includes the previously discussed $337 million reimbursement from Altria for federal tax reserves no longer required along with net state tax reserve reversals of $39 million. The 2006 tax rate also benefited from the resolution of various tax items in our foreign operations, dividend repatriation benefits, joint venture earnings, and lower foreign tax rates enacted in 2006 (primarily Canada). These benefits were partially offset by state tax expense and by the tax costs associated with our 2006 divestitures.

The 2005 effective tax rate includes tax benefits of $117 million from dividend repatriation including the impact from the American Jobs Creation Act of 2004, the resolution of outstanding items in our international operations, and the settlement of an outstanding U.S. tax claim. The 2005 tax rate also benefited from our 2005 divestitures, which was partially offset by state tax expense.

The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities consisted of the following at December 31, 2007 and 2006:

	2007	2006
	(in millions)
Deferred income tax assets:
Accrued postretirement and postemployment benefits	$1,408	$1,531
Other	1,841	1,690

Total deferred income tax assets	3,249	3,221

Valuation allowance	(105)	(100)

Net deferred income tax assets	$3,144	$3,121

Deferred income tax liabilities:
Trade names	(4,359)	(4,157)
Property, plant and equipment	(1,398)	(1,627)
Prepaid pension costs	(576)	(161)
Other	(1,060)	(758)

Total deferred income tax liabilities	(7,393)	(6,703)

Net deferred income tax liabilities	$(4,249)	$(3,582)

Note 6. Capital Stock:

Our articles of incorporation authorize 3.0 billion shares of Class A common stock, 2.0 billion shares of Class B common stock and 500 million shares of preferred stock. Shares of Class A common stock issued, repurchased and outstanding were:

	Shares Issued	Shares Repurchased	Shares Outstanding

Balance at January 1, 2005	555,000,000	(29,644,926)	525,355,074
Repurchase of shares	-	(39,157,600)	(39,157,600)
Exercise of stock options and issuance of other stock awards		3,683,281	3,683,281

Balance at December 31, 2005	555,000,000	(65,119,245)	489,880,755
Repurchase of shares	-	(38,744,248)	(38,744,248)
Exercise of stock options and issuance of other stock awards		4,836,138	4,836,138

Balance at December 31, 2006	555,000,000	(99,027,355)	455,972,645
Repurchase of shares	-	(111,516,043)	(111,516,043)
Exercise of stock options and issuance of other stock awards	-	9,321,018	9,321,018
Conversion of Class B common shares to Class A common shares	1,180,000,000	-	1,180,000,000

Balance at December 31, 2007	1,735,000,000	(201,222,380)	1,533,777,620

At the Distribution, Altria converted all of its Class B shares of Kraft common stock into Class A shares of Kraft common stock. Following the Distribution, we only have Class A common stock outstanding. There were 1.18 billion Class B common shares issued and outstanding at December 31, 2006, which were held by Altria. There were no preferred shares issued and outstanding at December 31, 2007 and 2006. At December 31, 2007, 148,912,292 shares of Common Stock were reserved for stock options and other stock awards.

Our Board of Directors authorized the following Common Stock repurchase programs. We are not obligated to repurchase any of our Common Stock and may suspend any program at our discretion. The total repurchases under these programs were 110.1 million shares for $3,640 million in 2007, 38.7 million shares for $1,250 million in 2006, and 39.2 million shares for $1,200 million in 2005. We made these repurchases of our Common Stock in open market transactions.

Share Repurchase Program authorized by the Board of Directors	$5.0 billion	$2.0 billion	$1.5 billion

Authorized/Completed period for repurchase	April 2007 - March 2009	March 2006 - March 2007	December 2004 - March 2006

Aggregate cost of shares repurchased in 2007 (millions of shares)	$3.5 billion (105.6 shares)	$140 million (4.5 shares)

Aggregate cost of shares repurchased in 2006 (millions of shares)		$1.0 billion (30.2 shares)	$250 million (8.5 shares)

Aggregate cost of shares repurchased in 2005 (millions of shares)			$1.2 billion (39.2 shares)

Aggregate cost of shares repurchased life-to-date under program (millions of shares)	$3.5 billion (105.6 shares)	$1.1 billion (34.7 shares)	$1.5 billion (49.1 shares)

Additionally, in March 2007, we repurchased 1.4 million shares of our Common Stock from Altria at a cost of $46.5 million. We paid $32.085 per share, which was the average of the high and the low price of Kraft Common Stock as reported on the NYSE on March 1, 2007. This repurchase was in accordance with the Distribution agreement.

Note 7. Accumulated Other Comprehensive Losses:

The components of accumulated other comprehensive losses were:

	Currency Translation Adjustments	Pension and Other Benefits	Derivatives Accounted for as Hedges	Total
	(in millions)

Balances at January 1, 2005	$(890)	$(321)	$6	$(1,205)
Other comprehensive earnings/(losses), net of income taxes:
Currency translation adjustments	(400)	-	-	(400)
Additional minimum pension liability		(48)		(48)
Change in fair value of derivatives accounted for as hedges	-	-	(10)	(10)

Total other comprehensive earnings				(458)

Balances at December 31, 2005	$(1,290)	$(369)	$(4)	$(1,663)
Other comprehensive earnings/(losses), net of income taxes:
Currency translation adjustments	567	-	-	567
Additional minimum pension liability	-	78	-	78

Total other comprehensive earnings				645

Initial adoption of FASB Statement No. 158, net of income taxes	-	(2,051)	-	(2,051)

Balances at December 31, 2006	$(723)	$(2,342)	$(4)	$(3,069)
Other comprehensive earnings/(losses), net of income taxes:
Currency translation adjustments	672	(78)	-	594
Amortization of experience losses and prior service costs	-	154	-	154
Pension settlement	-	45	-	45
Net actuarial gain arising during period	-	410	-	410
Change in fair value of derivatives accounted for as hedges	-	-	31	31

Total other comprehensive earnings				1,234

Balances at December 31, 2007	$(51)	$(1,811)	$27	$(1,835)

Note 8. Stock Plans:

Under the Kraft 2005 Performance Incentive Plan (the “2005 Plan”), we may grant to eligible employees awards of stock options, stock appreciation rights, restricted stock, restricted and deferred stock units, and other awards based on our Common Stock, as well as performance-based annual and long-term incentive awards. We may issue a maximum of 150 million shares of our Common Stock under the 2005 Plan, of which no more than 45 million shares may be awarded as restricted stock. In addition, in 2006, our Board of Directors adopted and the stockholders approved, the Kraft 2006 Stock Compensation Plan for Non-Employee Directors (the “2006 Directors Plan”). The 2006 Directors Plan replaced the Kraft 2001 Directors Plan. Under the 2006 Directors Plan, we may grant up to 500,000 shares of Common Stock to members of the Board of Directors who are not our full-time employees. At December 31, 2007, there were 110,980,293 shares available to be granted under the 2005 Plan and 457,018 shares available to be granted under the 2006 Directors Plan. Restricted shares available for grant under the 2005 Plan at December 31, 2007, were 30,422,325.

Bifurcation of Stock Awards at Distribution:

At Distribution, as described in Note 1, Summary of Significant Accounting Policies, Altria stock awards were modified through the issuance of Kraft stock awards, and accordingly the Altria stock awards were split into two instruments. Holders of Altria stock options received: 1) a new Kraft option to acquire shares of Kraft Common Stock; and 2) an adjusted Altria stock option for the same number of shares of Altria common stock previously held, but with a proportionally reduced exercise price. For each employee stock option outstanding, the aggregate intrinsic value immediately after the Distribution was not greater than the aggregate intrinsic value immediately prior to the Distribution. Holders of Altria restricted stock or stock rights awarded before January 31, 2007, retained their existing awards and received restricted stock or stock rights in Kraft Common Stock. Recipients of Altria restricted stock or stock rights awarded on or after January 31, 2007, did not receive Kraft restricted stock or stock rights because Altria had announced the Distribution at that time. We reimbursed Altria $179 million for net settlement of the employee stock awards as detailed below. We determined the fair value of the stock options using the Black-Scholes option valuation model; and adjusted the fair value of the restricted stock and stock rights by the value of projected forfeitures.

In April 2007, we paid the following to Altria (in millions):

Kraft stock options received by Altria employees	$240
Altria stock options received by Kraft employees	(440)
Kraft stock awards received by holders of Altria stock awards	33
Altria stock awards received by holders of Kraft stock awards	(12)

Net payment to Altria	$(179)

Based upon the number of Altria stock awards outstanding at Distribution, we granted stock options for 24.2 million shares of Kraft Common Stock at a weighted-average price of $15.75. The options expire between 2007 and 2012. In addition, we issued 3.0 million shares of restricted stock and stock rights. The market value per restricted share or right was $31.66 on the date of grant. Restrictions on the majority of these restricted stock and stock rights lapse in the first quarter of either 2008 or 2009.

Stock Option Plan:

Stock options are granted at an exercise price equal to the market value of the underlying stock on the grant date, become exercisable on the first anniversary of the grant date and have a maximum term of ten years. Prior to 2007, we had not granted stock options through a broad-based program since 2002.

Stock option activity for the year ended December 31, 2007 was:

	Shares Subject to Option	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance at January 1, 2007	12,978,151	$31.00
Options issued as part of Distribution	24,153,019	15.75
Options granted	300,000	33.14
Options exercised	(6,302,504)	19.66
Options cancelled	(62,427)	28.41

Balance at December 31, 2007	31,066,239	21.47	3 years	$347 million

Exercisable at December 31, 2007	30,766,239	21.36	3 years	$347 million

The total intrinsic value of options exercised was $89.6 million in 2007, $6.7 million in 2006 and $0.6 million in 2005.

On May 3, 2007, our Board of Directors approved a stock option grant to our CEO to recognize her election as our Chairman. She received 300,000 stock options under the 2005 Performance Incentive Plan, which vest under varying market and service conditions and expire ten years after the grant date.

Prior to our IPO, certain Kraft employees participated in Altria’s stock compensation plans. Other than reloads of previously issued options and stock compensation issued as a result of the Distribution, Altria has not issued Altria stock compensation to our employees since the IPO. No reloads were issued during 2007. Compensation expense for Altria stock option awards for reloads totaled $3 million for the year ended December 31, 2006, and the related tax benefit totaled $1 million. For the year ended December 31, 2005, stock compensation plans were accounted for in accordance with the intrinsic value-based method permitted by SFAS No. 123, which did not result in compensation cost for stock options. The fair value of the awards was determined using a modified Black-Scholes methodology using the following weighted average assumptions for Altria common stock.

	Risk-Free Interest Rate	Expected Life	Expected Volatility	Expected Dividend Yield	Fair Value at Grant Date

2006 Altria Group Inc.	5%	4 years	26.73%	4.43%	$12.79
2005 Altria Group Inc.	4%	4 years	32.90%	4.43%	$14.08

Restricted Stock Plans:

We may grant shares of restricted stock and rights to receive shares of stock to eligible employees, giving them in most instances all of the rights of stockholders, except that they may not sell, assign, pledge or otherwise encumber the shares and rights. Shares of restricted stock and rights are subject to forfeiture if certain employment conditions are not met. Restricted stock generally vests on the third anniversary of the grant date.

The fair value of the restricted shares and rights at the date of grant is amortized ratably over the restriction period. We recorded pre-tax compensation expense related to restricted stock and rights of $136 million in 2007, $139 million (including the pre-tax cumulative effect gain of $9 million from the adoption of SFAS No. 123(R)) in 2006 and $148 million in 2005. The deferred tax benefit recorded related to this compensation expense was $47 million for the year ended December 31, 2007, $51 million for the year ended December 31, 2006 and $54 million for the year ended December 31, 2005. The unamortized compensation expense related to our restricted stock and rights was $230 million at December 31, 2007 and is expected to be recognized over a weighted average period of two years.

Our restricted stock and rights activity for the year ended December 31, 2007 was:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share

Balance at January 1, 2007	15,275,420	$31.31
Issued as part of Distribution	2,954,527	31.66
Granted	6,271,037	34.56
Vested	(4,499,323)	32.19
Forfeited	(1,340,751)	31.73

Balance at December 31, 2007	18,660,910	32.21

In January 2007, we issued 5.2 million shares of restricted stock and stock rights to eligible U.S. and non-U.S. employees as part of our annual incentive program. Restrictions on these shares and rights lapse in the first quarter of 2010. The market value per restricted share or right was $34.655 on the date of grant. Additionally, we issued 1.0 million off-cycle shares of restricted stock and stock rights during 2007. The weighted-average market value per restricted share or right was $34.085 on the date of grant. The total number of restricted shares and rights issued in 2007 was 9.2 million, including those issued as a result of the Distribution.

The weighted-average grant date fair value of restricted stock and rights granted was $310 million, or $33.63 per restricted share or right, in 2007, $200 million, or $29.16 per restricted share or right, in 2006 and $200 million, or $33.26 per restricted share or right, in 2005. The vesting date fair value of restricted stock and rights was $153 million in 2007, $123 million in 2006 and $2 million in 2005.

Note 9. Benefit Plans:

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”). SFAS No. 158 requires us to recognize the funded status of our defined benefit pension and other postretirement plans on the consolidated balance sheet. Subsequent changes in funded status that are not recognized as a component of net periodic benefit cost are recorded as a component of other comprehensive income. We prospectively adopted the recognition and related disclosure provisions of SFAS No. 158 on December 31, 2006. The adoption resulted in a decrease to total assets of $2,286 million, a decrease to total liabilities of $235 million and a decrease to shareholders’ equity of $2,051 million.

SFAS No. 158 also requires us to measure plan assets and benefit obligations as of the balance sheet date beginning in 2008. We currently measure our non-U.S. pension plans (other than Canadian pension plans) at September 30 of each year. We expect to adopt the measurement date provision of SFAS No. 158 and measure these plans as of our operating subsidiaries year-end close date, beginning in 2008. We do not expect the adoption of this statement to have a material impact on our financial statements.

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

The plan assets and benefit obligations of our U.S. and Canadian pension plans are measured at December 31 of each year and all other non-U.S. pension plans are currently measured at September 30 of each year. The benefit obligations of our postretirement plans are measured at December 31 of each year.

Pension Plans

Obligations and Funded Status:

The projected benefit obligations, plan assets and funded status of our pension plans at December 31, 2007 and 2006 were:

	U.S. Plans		Non-U.S. Plans
	2007	2006	2007	2006
	(in millions)

Benefit obligation at January 1	$6,286	$6,305	$4,079	$3,762
Service cost	159	170	101	95
Interest cost	365	354	194	169
Benefits paid	(585)	(469)	(219)	(221)
Settlements	89	45	(3)	(26)
Actuarial gains	(376)	(132)	(323)	(40)
Currency	-	-	423	256
Other	14	13	23	84

Benefit obligation at December 31	5,952	6,286	4,275	4,079

Fair value of plan assets at January 1	7,027	6,326	3,466	2,764
Actual return on plan assets	545	1,002	166	288
Contributions	19	143	269	457
Benefits paid	(585)	(469)	(219)	(221)
Currency	-	-	357	185
Actuarial gains / (losses)	-	25	2	(7)

Fair value of plan assets at December 31	7,006	7,027	4,041	3,466

Net pension asset / (liability) recognized at December 31	$1,054	$741	$(234)	$(613)

The combined U.S. and non-U.S. pension plans resulted in a net prepaid pension asset of $820 million at December 31, 2007 and $128 million at December 31, 2006. We recognized these amounts in our consolidated balance sheets at December 31, 2007 and 2006 as follows:

	2007	2006
	(in millions)

Prepaid pension assets	$1,648	$1,168
Other accrued liabilities	(18)	(18)
Accrued pension costs	(810)	(1,022)

	$820	$128

The accumulated benefit obligation, which represents benefits earned to date, was $5,349 million at December 31, 2007 and $5,584 million at December 31, 2006 for the U.S. pension plans. The accumulated benefit obligation for the non-U.S. pension plans was $3,979 million at December 31, 2007 and $3,784 million at December 31, 2006.

Included in the tables above are our U.S. and non-U.S. plans with accumulated benefit obligations in excess of plan assets. The majority of these U.S. plans are for salaried employees that cannot be funded under IRS regulations. The projected benefit obligations, accumulated benefit obligations and the fair value of plan assets at December 31, 2007 and 2006 were:

	U.S. Plans		Non-U.S. Plans
	2007	2006	2007	2006
	(in millions)

Projected benefit obligation	$203	$247	$1,470	$1,364
Accumulated benefit obligation	180	196	1,378	1,281
Fair value of plan assets	-	11	771	646
The following weighted-average assumptions were used to determine our benefit obligations under the plans at December 31:

	U.S. Plans		Non-U.S. Plans
	2007	2006	2007	2006

Discount rate	6.30%	5.90%	5.44%	4.67%
Rate of compensation increase	4.00%	4.00%	3.13%	3.00%

Our 2007 year-end U.S. and Canadian plans discount rates were developed from a model portfolio of high quality, fixed-income debt instruments with durations that match the expected future cash flows of the benefit obligations. The 2007 year-end discount rates for our non-U.S. plans (other than Canadian pension plans) were developed from local bond indices that match local benefit obligations as closely as possible.

Components of Net Periodic Pension Cost:

Net periodic pension cost consisted of the following for the years ended December 31, 2007, 2006 and 2005:

	U.S. Plans			Non-U.S. Plans
	2007	2006	2005	2007	2006	2005
	(in millions)

Service cost	$159	$170	$165	$101	$95	$80
Interest cost	365	354	345	194	169	170
Expected return on plan assets	(523)	(504)	(507)	(251)	(203)	(190)
Amortization:
Net loss from experience differences	138	198	166	66	73	47
Prior service cost	5	5	4	9	8	8
Other expense	68	66	83	4	13	25

Net pension cost	$212	$289	$256	$123	$155	$140

Employees left Kraft under workforce reduction programs, resulting in settlement losses for the U.S. plans of $21 million in 2007, $17 million in 2006 and $10 million in 2005. In addition, retiring employees elected lump-sum payments, resulting in settlement losses of $47 million in 2007, $49 million in 2006 and $73 million in 2005. Non-U.S. plant closures and early retirement benefits resulted in curtailment and settlement losses of $4 million in 2007, $13 million in 2006 and $25 million in 2005. These costs are included in other expense, above.

The estimated net loss for the combined U.S. and non-U.S. pension plans that is expected to be amortized from accumulated other comprehensive losses into net periodic pension cost during 2008 is $115 million. The estimated prior service cost for the combined U.S. and non-U.S. pension plans that is expected to be amortized from accumulated other comprehensive losses into net periodic pension cost during 2008 is $14 million.

The following weighted-average assumptions were used to determine our net pension cost for the years ended December 31:

	U.S. Plans			Non-U.S. Plans
	2007	2006	2005	2007	2006	2005

Discount rate	5.90%	5.60%	5.75%	4.67%	4.44%	5.18%
Expected rate of return on plan assets	8.00%	8.00%	8.00%	7.53%	7.57%	7.82%
Rate of compensation increase	4.00%	4.00%	4.00%	3.00%	3.11%	3.11%

Our expected rate of return on plan assets is determined by the plan assets’ historical long-term investment performance, current asset allocation and estimates of future long-term returns by asset class.

We sponsor and contribute to employee savings plans. These plans cover eligible salaried, non-union and union employees. Our contributions and costs are determined by the matching of employee contributions, as defined by the plans. Amounts charged to expense for defined contribution plans totaled $83 million in 2007, $84 million in 2006 and $94 million in 2005.

Plan Assets:

The percentage of fair value of pension plan assets at December 31, 2007 and 2006 was:

	U.S. Plans		Non-U.S. Plans
Asset Category	2007	2006	2007	2006

Equity securities	70%	72%	56%	57%
Debt securities	30%	28%	38%	35%
Real estate	-	-	3%	3%
Other	-	-	3%	5%

Total	100%	100%	100%	100%

Our investment strategy is based on an expectation that equity securities will outperform debt securities over the long term. Accordingly, the composition of our U.S. plan assets is broadly characterized as a 70%/30% allocation between equity and debt securities. The strategy uses indexed U.S. equity securities, actively managed international equity securities and actively managed investment grade debt securities (which constitute 80% or more of debt securities) with lesser allocations to high yield and international debt securities.

For the plans outside the U.S., the investment strategy is subject to local regulations and the asset / liability profiles of the plans in each individual country. These specific circumstances result in a level of equity exposure that is typically less than the U.S. plans. In aggregate, the actual asset allocations of the non-U.S. plans are virtually identical to their respective asset policy targets.

We attempt to mitigate investment risk by rebalancing between equity and debt asset classes as we make contributions and monthly benefit payments.

We primarily make contributions to our U.S. and non-U.S. pension plans to the extent that they are tax deductible and do not generate an excise tax liability. Based on current tax law, we plan to make contributions of approximately $15 million to our U.S. plans and approximately $160 million to our non-U.S. plans in 2008. However, our actual contributions may be different due to many factors, including changes in tax and other benefit laws, pension asset performance that differs significantly from the expected performance, or significant changes in interest rates.

The estimated future benefit payments from our pension plans at December 31, 2007 were:

	U.S. Plans	Non-U.S. Plans
	(in millions)

2008	$412	$227
2009	407	227
2010	425	232
2011	445	239
2012	471	244
2013 - 2017	2,743	1,275

Postretirement Benefit Plans

Net postretirement health care costs consisted of the following for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
	(in millions)

Service cost	$46	$50	$48
Interest cost	177	174	170
Amortization:
Net loss from experience differences	58	78	61
Prior service cost	(26)	(28)	(26)
Other expense	5	(3)	-

Net postretirement health care costs	$260	$271	$253

The estimated net loss for the postretirement benefit plans that is expected to be amortized from accumulated other comprehensive losses into net postretirement health care costs during 2008 is $48 million. The estimated prior service cost for the postretirement benefit plans that is expected to be amortized from accumulated other comprehensive losses into net postretirement health care costs during 2008 is a net credit of $23 million.

The following weighted-average assumptions were used to determine our net postretirement cost for the years ended December 31:

	U.S. Plans			Canadian Plans
	2007	2006	2005	2007	2006	2005

Discount rate	5.90%	5.60%	5.75%	5.00%	5.00%	5.75%
Health care cost trend rate	8.00%	8.00%	8.00%	8.50%	9.00%	9.50%

In 2008, the discount rate used to determine our net postretirement cost will be 6.10% for our U.S. plans and 5.80% for our Canadian plans, and the health care cost trend rate will be 7.50% for our U.S. plans and 9.00% for our Canadian plans.

Our postretirement health care plans are not funded. The changes in the accumulated benefit obligation and net amount accrued at December 31, 2007 and 2006 were:

	2007	2006
	(in millions)

Accumulated postretirement benefit obligation at January 1	$3,230	$3,263
Service cost	46	50
Interest cost	177	174
Benefits paid	(203)	(203)
Plan amendments	(45)	(16)
Currency	21	3
Assumption changes	14	13
Actuarial gains	(179)	(50)
Curtailments / other	2	(4)

Accrued postretirement health care costs at December 31	$3,063	$3,230

The current portion of our accrued postretirement health care costs of $217 million at December 31, 2007 and $216 million at December 31, 2006, is included in other accrued liabilities on the consolidated balance sheets.

The following weighted-average assumptions were used to determine our postretirement benefit obligations at December 31:

	U.S. Plans		Canadian Plans
	2007	2006	2007	2006

Discount rate	6.10%	5.90%	5.80%	5.00%
Health care cost trend rate assumed for next year	7.50%	8.00%	9.00%	8.50%
Ultimate trend rate	5.00%	5.00%	6.00%	6.00%
Year that the rate reaches the ultimate trend rate	2013	2011	2013	2012

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects as of December 31, 2007:

	One-Percentage-Point
	Increase	Decrease

Effect on total of service and interest cost	13.3%	(10.9%)
Effect on postretirement benefit obligation	10.8%	(9.1%)

Our estimated future benefit payments for our postretirement health care plans at December 31, 2007 were:

	U.S. Plans	Canadian Plans
	(in millions)

2008	$208	$9
2009	211	10
2010	214	10
2011	217	11
2012	217	11
2013 - 2017	1,102	60

Postemployment Benefit Plans

We sponsor postemployment benefit plans covering most salaried and certain hourly employees. The cost of these plans is charged to expense over the working life of the covered employees. Net postemployment costs consisted of the following for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
	(in millions)

Service cost	$4	$4	$7
Interest cost	6	4	-
Amortization of net gains	(2)	(7)	(7)
Other expense	132	236	139

Net postemployment costs	$140	$237	$139

As previously discussed in Note 2, Asset Impairment, Exit and Implementation Costs, employees left Kraft under workforce reduction programs during 2007, 2006 and 2005, as part of the overall Restructuring Program. The cost of these programs was $132 million in 2007, $247 million in 2006 and $139 million in 2005. These costs are included in other expense, above.

The estimated net gain for the postemployment benefit plans that will be amortized from accumulated other comprehensive losses into net postemployment costs during 2008 is $3 million.

Our postemployment plans are not funded. The changes in the benefit obligations of the plans at December 31, 2007 and 2006 were:

	2007	2006
	(in millions)

Accumulated benefit obligation at January 1	$238	$254
Service cost	4	4
Interest cost	6	4
Restructuring program	132	247
Benefits paid	(190)	(243)
Assumption changes	29	(39)
Actuarial losses	18	11
Other	17	-

Accrued postemployment costs at December 31	$254	$238

The accumulated benefit obligation was determined using a weighted-average discount rate of 7.0% in 2007 and 6.3% in 2006, an assumed ultimate annual turnover rate of 0.5% in 2007 and 0.3% in 2006, assumed compensation cost increases of 4.0% in 2007 and 2006, and assumed benefits as defined in the respective plans. Postemployment costs arising from actions that offer employees benefits in excess of those specified in the respective plans are charged to expense when incurred.

Note 10. Earnings Per Share:

Basic and diluted EPS from continuing and discontinued operations were calculated using the following:

	For the Years Ended December 31,
	2007	2006	2005
	(in millions, except per share data)

Earnings from continuing operations	$2,590	$3,060	$2,904
Loss from discontinued operations	-	-	(272)

Net earnings	$2,590	$3,060	$2,632

Weighted average shares for basic EPS	1,575	1,643	1,684
Plus incremental shares from assumed conversions of stock options, restricted stock and stock rights	19	12	9

Weighted average shares for diluted EPS	1,594	1,655	1,693

Basic earnings per share:
Continuing Operations	$1.64	$1.86	$1.72
Discontinued Operations	-	-	(0.16)

Net Earnings	$1.64	$1.86	$1.56

Diluted earnings per share:
Continuing Operations	$1.62	$1.85	$1.72
Discontinued Operations	-	-	(0.17)

Net Earnings	$1.62	$1.85	$1.55

For the years ended December 31, 2007, 2006 and 2005, we excluded an insignificant number of Kraft stock options from the calculation of weighted average shares for diluted EPS because they were antidilutive.

Note 11. Acquisitions:

Danone Biscuit:

On November 30, 2007, we acquired the global biscuit business of Groupe Danone S.A. (“Danone Biscuit”) for €5.1 billion (approximately $7.6 billion) in cash subject to customary purchase price adjustments. On October 12, 2007, we entered into a

364-day bridge facility agreement, and at closing, we borrowed €5.1 billion under that facility in order to finance the acquisition. The acquisition included 32 manufacturing facilities and approximately 14,000 employees. Danone Biscuit generated global revenues of approximately $2.8 billion during 2007. We acquired assets consisting primarily of goodwill of $5,239 million (which will not be deductible for statutory tax purposes), intangible assets of $2,196 million (substantially all of which are expected to be indefinite lived), receivables of $759 million, property plant and equipment of $561 million and inventories of $198 million. These amounts represent the preliminary allocation of purchase price and are subject to revision when appraisals are finalized, which will occur during 2008. Danone Biscuit will report results from operations on a one month lag; as such, there was no impact on our operating results in 2007. On a proforma basis, Danone Biscuit’s net earnings for the year ended December 31, 2007 would have been insignificant to Kraft.

United Biscuits:

In September 2006, we acquired the Spanish and Portuguese operations of United Biscuits (“UB”) for approximately $1.1 billion. The non-cash acquisition was financed by our assumption of $541 million of debt issued by the acquired business immediately prior to the acquisition, as well as $530 million of value for the redemption of our outstanding investment in UB, primarily deep-discount securities. The redemption of our investment in UB resulted in a $251 million gain. As part of the transaction, we also recovered the rights to all Nabisco trademarks in the European Union, Eastern Europe, the Middle East and Africa, which UB had held since 2000. The Spanish and Portuguese operations of UB include its biscuits, dry desserts and canned meats, tomato and fruit juice businesses. The operations also include seven manufacturing facilities and 1,300 employees. These businesses contributed net revenues of approximately $466 million during the year ended December 31, 2007. From September 2006 to December 31, 2006, these businesses contributed net revenues of approximately $111 million.

We acquired assets consisting primarily of goodwill of $730 million, intangible assets of $217 million, property plant and equipment of $149 million, receivables of $101 million and inventories of $34 million.

Note 12. Divestitures:

Post Distribution:

On November 15, 2007, we announced a definitive agreement to merge our Post cereals business (“Post Business”) into Ralcorp Holdings, Inc. (“Ralcorp”) after a tax-free distribution to our shareholders (the “Post Distribution”). We have signed an agreement with Ralcorp to execute the Post Distribution by means of a “Reverse-Morris Trust” transaction. This transaction is subject to customary closing conditions, including anti-trust approval, IRS tax-free ruling and Ralcorp shareholder approvals. To date, the anti-trust approval has been obtained. We anticipate that this transaction will be completed in mid-2008.

The Post Business had net revenues of approximately $1.1 billion in 2007 and includes such cereals as Honey Bunches of Oats, Pebbles, Shredded Wheat, Selects, Grape Nuts and Honeycomb. The brands in this transaction are distributed primarily in North America. In addition to the Post brands, the transaction includes four manufacturing facilities and certain manufacturing equipment. We anticipate that approximately 1,250 employees will join Ralcorp following the consummation of the transaction.

Our shareholders will receive at least 30.3 million shares of Ralcorp stock after the Post Distribution and the subsequent merger of the Post Business with Ralcorp. Based on market conditions prior to closing, we will determine whether the shares will be distributed in a spin-off or a split-off transaction. Either type of transaction is expected to be tax-free to our U.S. shareholders. In a spin-off transaction, our shareholders would receive a pro rata number of Ralcorp shares. In a split-off transaction, our shareholders would have the option to exchange their Kraft shares and receive Ralcorp shares at closing, resulting in a reduction in the number of shares of our Common Stock outstanding. In addition, Kraft will receive approximately $960 million of cash-equivalent value, which will be used to repay debt.

Discontinued Operations:

In June 2005, we sold substantially all of our sugar confectionery business for pre-tax proceeds of approximately $1.4 billion. The sale included the Life Savers, Creme Savers, Altoids, Trolli and Sugus brands. We reflected the results of our sugar confectionery business prior to the closing date as discontinued operations on the consolidated statements of earnings.

Summary results of operations for the sugar confectionery business were:

For the Year Ended December 31, 2005
(in millions)

Net revenues	$228

Earnings before income taxes	$41
Provision for income taxes	(16)
Loss on sale of discontinued operations	(297)

Loss from discontinued operations, net of income taxes	$(272)

The loss on sale of discontinued operations, above, for the year ended December 31, 2005, related largely to taxes on the transaction.

Other:

In 2007, we received $216 million in proceeds, and recorded pre-tax gains of $15 million on the divestitures of our hot cereal assets and trademarks, our sugar confectionery assets in Romania and related trademarks and our flavored water and juice brand assets and related trademarks. We recorded an after-tax loss of $3 million on these divestitures, which reflects the differing book and tax bases of our hot cereal assets and trademarks divestiture.

In 2006, we received $946 million in proceeds, and recorded pre-tax gains of $117 million on the divestitures of our pet snacks brand and assets, rice brand and assets, certain Canadian assets, our industrial coconut assets, a small U.S. biscuit brand and a U.S. coffee plant. We recorded after-tax gains of $31 million on these divestitures, which reflects the tax expense of $57 million related to the differing book and tax bases on our pet snacks brand and assets divestiture.

In 2005, we received $238 million in proceeds, and recorded pre-tax gains of $108 million on the divestitures of our fruit snacks assets, our U.K. desserts assets, our U.S. yogurt assets, a small operation in Colombia, a minor trademark in Mexico and a small equity investment in Turkey.

These gains and losses on divestitures do not reflect the related asset impairment charges discussed in Note 2, Asset Impairment, Exit and Implementation Costs.

The aggregate operating results of the other divestitures discussed above were not material to our financial statements in any of the periods presented.

Note 13. Transactions with Altria Group, Inc.:

On March 30, 2007, we entered into a post-spin Transition Services Agreement with Altria’s subsidiary, Altria Corporate Services, Inc. (“ALCS”). Under the agreement, ALCS was providing information technology services to Kraft during the EDS transition. Billings for these post-spin services were $10 million from April 2007 to December 31, 2007. Before the Distribution, ALCS provided pre-spin administrative services to us under a separate Corporate Services agreement that expired on March 30, 2007. These services included planning, legal, treasury, auditing, insurance, human resources, office of the secretary, corporate affairs, information technology, aviation and tax services. Billings for these pre-spin services, which were based on the cost to ALCS to provide such services and a 5% management fee based on wages and benefits, were $19 million for the quarter ended March 31, 2007, $178 million for the year ended December 31, 2006 and $237 million for the year ended December 31, 2005. We performed at a similar cost various functions in 2007 and 2006 that previously had been provided by ALCS, resulting in lower expense in 2007 and 2006. As of January 1, 2008, ALCS no longer provides services to Kraft.

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

At the Distribution, we had short-term amounts payable to Altria and affiliates of $449 million, which included $364 million of accrued dividends. We paid these amounts in April 2007. At December 31, 2007 we had no amounts payable to Altria and affiliates for transition services. At December 31, 2006 we had short-term amounts payable to Altria and affiliates of $607 million. The fair values of our short-term amounts due to Altria and affiliates approximated carrying amounts.

Also, see Note 5, Income Taxes, for information on how the closure of an IRS review of Altria’s consolidated federal income tax return in 2006 impacted us.

Note 14. Financial Instruments:

Commodity cash flow hedges:

Kraft is exposed to price risk related to forecasted purchases of certain commodities that we primarily use as raw materials. Accordingly, we use commodity forward contracts as cash flow hedges, primarily for coffee, milk, sugar, cocoa and wheat. Commodity forward contracts generally qualify for the normal purchase exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS No. 133”) and are, therefore, not subject to its provisions. We also use commodity futures and options to hedge the price of certain commodities, including dairy, coffee, cocoa, wheat, corn products, soybean and vegetable oils, nuts, meat products, sugar and other sweeteners, and natural gas. Some of these derivative instruments are highly effective and qualify for hedge accounting under SFAS No. 133. We occasionally use related futures to cross-hedge a commodity exposure; however we are not a party to leveraged derivatives and, by policy, do not use financial instruments for speculative purposes.

Net unrealized gains on all of our commodity positions were insignificant at December 31, 2007 and 2006. For those derivative instruments that are highly effective and qualify for hedge accounting under SFAS No. 133, we defer the effective portion of the unrealized gains and losses on commodity futures and option contracts as a component of accumulated other comprehensive earnings / (losses). We recognize the deferred portion as a component of cost of sales in our consolidated statement of earnings when the related inventory is sold. We expect to transfer an insignificant amount of unrealized gains / (losses) to earnings during the next 12 months, and recognized an insignificant amount during the years ended December 31, 2007, 2006 and 2005. Ineffectiveness is recorded as a component of interest and other debt expense in our consolidated statement of earnings, and it was insignificant during the years ended December 31, 2007, 2006, and 2005. For the derivative instruments that we considered economic hedges but did not designate for hedge accounting under SFAS No. 133, we recognized net gains of $56 million in 2007, directly as a component of cost of sales in our consolidated statement of earnings. The impact to earnings was insignificant in 2006 and 2005 for derivatives not designated for hedge accounting. In aggregate, we had net long commodity positions of $1,069 million at December 31, 2007, and $533 million at December 31, 2006. As of December 31, 2007, we had hedged forecasted commodity transactions for periods not exceeding the next 19 months.

Foreign currency cash flow hedges:

We use various financial instruments to mitigate our exposure to changes in exchange rates from third-party and intercompany actual and forecasted transactions. These instruments include forward foreign exchange contracts, foreign currency swaps and foreign currency options. Based on the size and location of our business, the primary currencies to which we are exposed include the euro, Swiss franc, British pound and Canadian dollar.

Net unrealized losses on all of our foreign currency positions were $166 million at December 31, 2007, and net unrealized gains were insignificant at December 31, 2006. Substantially all of these derivative instruments are highly effective and qualify for hedge accounting under SFAS No. 133. We defer the effective portion of unrealized gains and losses associated with forward, swap and option contracts as a component of accumulated other comprehensive earnings / (losses) until the underlying hedged transactions are reported in our consolidated statement of earnings. We recognize the deferred portion as a component of cost of sales in our consolidated statement of earnings when the related inventory is sold or as foreign currency translation gain or loss for our hedges of intercompany loans when the payments are made. We expect to transfer an insignificant amount of unrealized gains / (losses) to earnings during the next 12 months, and recognized an insignificant amount during the years ended December 31, 2007, 2006 and 2005. Any ineffectiveness is recorded as a component of interest and other debt expense in our consolidated statement of earnings, however we recorded no ineffectiveness in our foreign currency cash flow hedges during the years ended December 31, 2007, 2006 and 2005. For the derivative instruments that we consider economic hedges but do not designate for hedge accounting under SFAS No. 133, we recognize gains and losses directly as a component of cost of sales or foreign currency translation loss in our consolidated statement of earnings, depending on the nature of the underlying transaction. For these derivative instruments, we recognized net losses of $231 million in 2007, net losses of $124 million in 2006 and net gains of $199 million in 2005 in our consolidated statement of earnings. The majority of these losses and gains were attributable to hedges of intercompany loans, and were economically offset with foreign currency gains and losses from the intercompany receivable. In aggregate, we had forward foreign exchange contracts, foreign currency swaps and foreign exchange options with aggregate notional amounts of $4.0 billion at December 31, 2007, and $2.6 billion at December 31, 2006. As of December 31, 2007, we had hedged forecasted foreign currency transactions for periods not exceeding the next 48 months. During the first quarter of 2007, we hedged currency exposure related to new, longer term intercompany loans with foreign subsidiaries. Excluding these intercompany loans, we had hedged forecasted foreign currency transactions for periods not exceeding the next twelve months.

Hedging activity affected accumulated other comprehensive losses, net of income taxes, during the years ended December 31, 2007, 2006 and 2005 as follows:

	2007	2006	2005
	(in millions)
Accumulated gain / (loss) at beginning of period	$(4)	$(4)	$6
Transfer of realized (gains) / losses in fair value to earnings	(10)	32	(42)
Unrealized gain / (loss) in fair value	41	(32)	32

Accumulated gain / (loss) at December 31	$27	$(4)	$(4)

Hedges of net investments in foreign operations:

We have numerous investments in foreign subsidiaries. The net assets of these subsidiaries are exposed to volatility in foreign currency exchange rates. Upon the acquisition of Danone Biscuit, we designated the euro denominated borrowings used to finance the transaction as a net investment hedge of a portion of our overall European operations. The gains and losses in our net investment in these designated European operations are economically offset by losses and gains in our euro denominated borrowings. For the year ended December 31, 2007, $28 million of gains related to the euro denominated borrowings were included in our cumulative translation adjustment.

Note 15. Commitments and Contingencies:

Legal Proceedings:

We are defendants in a variety of legal proceedings. Plaintiffs in a few of those cases seek substantial damages. We cannot predict with certainty the results of these proceedings. However, we believe that the final outcome of these proceedings will not materially affect our financial results.

Third-Party Guarantees:

We have third-party guarantees because of our acquisition, divestiture and construction activities. As part of those transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At December 31, 2007, the maximum potential payments under our third-party guarantees were approximately $32 million, of which approximately $8 million have no specified expiration dates. Substantially all of the remainder expire at various times through 2016. The carrying amounts of these guarantees were $25 million on our consolidated balance sheet at December 31, 2007.

Leases:

Rental expenses were $456 million in 2007, $441 million in 2006 and $436 million in 2005. Minimum rental commitments under non-cancelable operating leases in effect at December 31, 2007 were (in millions):

2008	$256
2009	189
2010	140
2011	109
2012	84
Thereafter	82

Note 16. Segment Reporting:

Kraft manufactures and markets packaged food products, including snacks, beverages, cheese, convenient meals and various packaged grocery products. We manage and report operating results through two commercial units, Kraft North America and Kraft International. We manage Kraft North America’s operations by product category, and its reportable segments are North America Beverages; North America Cheese & Foodservice; North America Convenient Meals; North America Grocery; and

North America Snacks & Cereals. We manage Kraft International’s operations by geographic location, and its reportable segments are European Union and Developing Markets (formerly known as Developing Markets, Oceania & North Asia).

In February 2008, we announced the implementation of our new operating structure. Our new structure reflects our strategy to Rewire the Organization for Growth. Within our new structure, business units now have full P&L accountability and are staffed accordingly. This also ensures that we are putting our resources closer to where decisions are made that affect our consumers. Our corporate and shared service functions are streamlining their organizations and focusing them on core activities that can more efficiently support the goals of the business units. As a result of implementing our new operating structure, we will report the results of operations under this new structure beginning in the first quarter of 2008 and we will restate results from prior periods in a consistent manner.

Management uses segment operating income to evaluate segment performance and allocate resources. Segment operating income excludes unallocated general corporate expenses and amortization of intangibles. Management believes it is appropriate to disclose this measure to help investors analyze segment performance and trends. We centrally manage interest and other debt expense and the provision for income taxes. Accordingly, we do not present these items by segment because they are excluded from the segment profitability measure that management reviews. We use the same accounting policies for the segments as those described in Note 1, Summary of Significant Accounting Policies.

Segment data were:

	For the Years Ended December 31,
	2007	2006	2005
	(in millions)
Net revenues:
North America Beverages	$3,235	$3,088	$3,056
North America Cheese & Foodservice	6,382	6,078	6,244
North America Convenient Meals	5,097	4,863	4,719
North America Grocery	2,699	2,731	3,024
North America Snacks & Cereals	6,526	6,358	6,250
European Union	7,954	6,672	6,714
Developing Markets	5,348	4,566	4,106

Net revenues	$37,241	$34,356	$34,113

	For the Years Ended December 31,
	2007	2006	2005
	(in millions)
Earnings from continuing operations before income taxes:
Operating income:
Segment operating income:
North America Beverages	$337	$205	$463
North America Cheese & Foodservice	621	886	921
North America Convenient Meals	695	914	793
North America Grocery	817	919	724
North America Snacks & Cereals	1,018	829	930
European Union	571	548	722
Developing Markets	491	416	400
General corporate expenses	(206)	(189)	(194)
Amortization of intangibles	(13)	(7)	(10)

Operating income	4,331	4,521	4,749
Interest and other debt expense, net	(604)	(510)	(636)

Earnings from continuing operations before income taxes	$3,727	$4,011	$4,113

Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 15% of consolidated net revenues in 2007, 15% in 2006 and 14% in 2005. These net revenues occurred primarily in the U.S. across all segments.

We incurred asset impairment, exit and implementation costs of $579 million in 2007, $1,097 million in 2006, and $566 million in 2005. Refer to Note 2, Asset Impairment, Exit and Implementation Costs, for a breakout of charges by segment.

As described in Note 11. Acquisitions, in the third quarter of 2006, we acquired the Spanish and Portuguese operations of UB and rights to all Nabisco trademarks in the European Union, Eastern Europe, the Middle East and Africa. The redemption of our outstanding investment in UB resulted in a gain on closing of approximately $251 million. This gain is included in segment operating income of the European Union segment.

As discussed in Note 12. Divestitures, during 2007, we sold our hot cereal assets and trademarks, our sugar confectionery assets in Romania and related trademarks and our flavored water and juice brand assets and related trademarks for aggregate gains of $15 million. During 2006, we sold our rice brand and assets, pet snacks brand and assets, industrial coconut assets, certain Canadian assets, a small U.S. biscuit brand and a U.S. coffee plant for aggregate gains of $117 million. During 2005, we sold our fruit snacks assets, U.K. desserts assets, U.S. yogurt assets, a small operation in Colombia, a minor trademark in Mexico and a small equity investment in Turkey for aggregate gains of $108 million.

These (gains) / losses on divestitures were included in segment operating income as follows:

	For the Years Ended December 31,
	2007	2006	2005
	(in millions)

North America Beverages	$5	$95	$-
North America Cheese & Foodservice	-	8	(1)
North America Convenient Meals	-	(226)	-
North America Grocery	-	1	2
North America Snacks & Cereals	(12)	5	-
European Union	-	-	(114)
Developing Markets	(8)	-	5

Gains on divestitures, net	$(15)	$(117)	$(108)

Net revenues by consumer sector, which includes the separation of Foodservice and Kraft International into sector components and Cereals into the Grocery sector, were:

	For the Year Ended December 31, 2007
	Kraft North America	Kraft International	Total
	(in millions)
Consumer Sector:
Snacks	$5,704	$5,657	$11,361
Beverages	3,499	4,562	8,061
Cheese	5,199	1,729	6,928
Grocery	4,198	926	5,124
Convenient Meals	5,339	428	5,767

Total net revenues	$23,939	$13,302	$37,241

	For the Year Ended December 31, 2006
	Kraft North America	Kraft International	Total
	(in millions)
Consumer Sector:
Snacks	$5,491	$4,537	$10,028
Beverages	3,352	3,973	7,325
Cheese	4,857	1,557	6,414
Grocery	4,282	799	5,081
Convenient Meals	5,136	372	5,508

Total net revenues	$23,118	$11,238	$34,356

	For the Year Ended December 31, 2005
	Kraft North America	Kraft International	Total
	(in millions)
Consumer Sector:
Snacks	$5,372	$4,161	$9,533
Beverages	3,320	3,840	7,160
Cheese	4,952	1,568	6,520
Grocery	4,613	876	5,489
Convenient Meals	5,036	375	5,411

Total net revenues	$23,293	$10,820	$34,113

Depreciation expense and capital expenditures by segment were:
	For the Years Ended December 31,
	2007	2006	2005
	(in millions)
Depreciation expense from continuing operations:
North America Beverages	$62	$65	$65
North America Cheese & Foodservice	109	110	113
North America Convenient Meals	119	112	108
North America Grocery	52	68	60
North America Snacks & Cereals	201	202	205
European Union	232	232	233
Developing Markets	98	95	83

Total depreciation expense from continuing operations	873	884	867
Depreciation expense from discontinued operations	-	-	2

Total depreciation expense	$873	$884	$869

	For the Years Ended December 31,
	2007	2006	2005
	(in millions)
Capital expenditures from continuing operations:
North America Beverages	$98	$179	$147
North America Cheese & Foodservice	144	139	133
North America Convenient Meals	232	169	137
North America Grocery	102	65	81
North America Snacks & Cereals	184	160	222
European Union	225	240	292
Developing Markets	256	217	159

Total capital expenditures	$1,241	$1,169	$1,171

Geographic data for net revenues, total assets and long-lived assets (which consist of all non-current assets, other than goodwill, intangible assets, net, and prepaid pension assets) were:

		For the Years Ended December 31,
		2007	2006	2005
		(in millions)
	Net revenues:
	United States	$21,543	$20,931	$21,054
	Europe	9,384	7,817	7,678
	Other	6,314	5,608	5,381

	Total net revenues	$37,241	$34,356	$34,113

	Total assets:
	United States	$38,296	$37,981	$42,851
	Europe	21,039	11,420	9,935
	Other	8,658	6,173	4,842

	Total assets	$67,993	$55,574	$57,628

	Long-lived assets:
	United States	$6,075	$5,885	$6,153
	Europe	3,653	2,528	2,663
	Other	2,487	2,009	1,878

	Total long-lived assets	$12,215	$10,422	$10,694

Note 17. Quarterly Financial Data (Unaudited):

		2007 Quarters
		First	Second	Third	Fourth
		(in millions, except per share data)

	Net revenues	$8,586	$9,205	$9,054	$10,396

	Gross profit	$3,051	$3,260	$3,059	$3,220

	Net earnings	$702	$707	$596	$585

	Weighted average shares for diluted EPS	1,636	1,606	1,576	1,552

	Per share data:
	Basic EPS	$0.43	$0.45	$0.38	$0.38

	Diluted EPS	$0.43	$0.44	$0.38	$0.38

	Dividends declared	$0.25	$0.25	$0.27	$0.27

Market price	- high	$36.26	$37.20	$36.85	$35.29

	- low	$29.95	$30.18	$30.51	$32.09

		2006 Quarters
		First	Second	Third	Fourth
		(in millions, except per share data)

	Net revenues	$8,123	$8,619	$8,243	$9,371

	Gross profit	$2,932	$3,184	$3,000	$3,300

	Net earnings	$1,006	$682	$748	$624

	Weighted average shares for diluted EPS	1,662	1,656	1,648	1,642

	Per share data:
	Basic EPS	$0.61	$0.41	$0.46	$0.38

	Diluted EPS	$0.61	$0.41	$0.45	$0.38

	Dividends declared	$0.23	$0.23	$0.25	$0.25

Market price	- high	$31.25	$33.31	$36.47	$36.67

	- low	$27.44	$28.97	$29.50	$33.48

Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not equal the total for the year.

During 2007 and 2006, we recorded the following pre-tax charges or (gains) in earnings:

	2007 Quarters
	First	Second	Third	Fourth
	(in millions)

Asset impairment and exit costs	$67	$107	$174	$104
(Gains) / losses on divestitures, net	(12)	(8)	-	5

	$55	$99	$174	$109

	2006 Quarters
	First	Second	Third	Fourth
	(in millions)

Asset impairment and exit costs	$202	$226	$125	$449
(Gains) / losses on divestitures, net	3	8	3	(131)
Gain on redemption of United Biscuits investment	-	-	(251)	-

	$205	$234	$(123)	$318

As discussed in Note 5, Income Taxes, we recognized income tax benefits in the consolidated statements of earnings during 2007 and 2006 as a result of various tax events, including a reimbursement from Altria in cash for federal tax reserves that were no longer necessary and net state tax reversals in 2006 due to the conclusion of an audit of Altria’s consolidated federal income tax returns for the years 1996 through 1999.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, together with our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. We acquired the global biscuit business of Groupe Danone S.A. (“Danone Biscuit”) on November 30, 2007, and it represents approximately 14.0% of our total assets as of December 31, 2007. As the acquisition occurred late in 2007, the scope of our assessment of the effectiveness of internal control over financial reporting does not include Danone Biscuit. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended December 31, 2007. In April 2006, we entered into a seven-year agreement to receive information technology services from Electronic Data Systems (“EDS”). Pursuant to this agreement, we transitioned some of our processes and procedures into the EDS control environment during the quarter ended December 31, 2007. As we migrate to the EDS environment, our management ensures that our key controls are mapped to applicable EDS controls, tests transition controls prior to the migration date of those controls, and as appropriate, maintains and evaluates controls over the flow of information to and from EDS. We expect the transition period to be completed in 2008. We determined that there were no other changes in our internal control over financial reporting during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those written policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets;
•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America;

•	provide reasonable assurance that receipts and expenditures are being made only in accordance with management and director authorization; and
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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. We acquired the global biscuit business of Groupe Danone S.A. (“Danone Biscuit”) on November 30, 2007, and it represents approximately 14.0% of our total assets as of December 31, 2007. As the acquisition occurred late in 2007, the scope of our assessment of the effectiveness of internal control over financial reporting does not include Danone Biscuit. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.

Management reviewed the results of our assessment with the Audit Committee of our Board of Directors. Based on this assessment, management determined that, as of December 31, 2007, we maintained effective internal control over financial reporting.

PricewaterhouseCoopers LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements included in this report, has audited our internal control over financial reporting as of December 31, 2007.

February 22, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Kraft Foods Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Kraft Foods Inc. and its subsidiaries at December 31, 2007 and December 31, 2006 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 and Note 9 to the consolidated financial statements, the Company changed the manner in which it accounts for pension, postretirement and postemployment plans in 2006 and the manner in which it accounts for uncertain tax positions and the timing of its annual goodwill and indefinite-lived intangible assets impairment tests in 2007.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Groupe Danone S.A.’s global biscuit operations (“Danone Biscuit”) from its assessment of internal control over financial reporting as of December 31, 2007 because it was acquired by the Company in a purchase business combination during 2007. We have also excluded Danone Biscuit from our audit of internal control over financial reporting. Danone Biscuit is a wholly-owned subsidiary whose total assets and total revenues represent 14% and 0%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2007.

/s/ PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois

February 22, 2008

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required by this Item 10 is included under the headings, “Election of Directors,” “Corporate Governance,” “Audit Committee Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for our Annual Meeting of Shareholders scheduled to be held May 13, 2008, (“2007 Proxy Statement”). All of the information contained in these sections is incorporated by reference into this Annual Report.

The information on our website is not, and shall not be deemed to be, a part of this Annual Report or incorporated into any other filings we make with the SEC.

On May 17, 2007, we filed our Annual CEO Certification as required by Section 303A.12 of the New York Stock Exchange Listed Company Manual.

Item 11.	Executive Compensation.

Information about director compensation is in our 2007 Proxy Statement under the heading, “Elections of Directors - Director Compensation.” Information about executive compensation and related matters is in our 2007 Proxy Statement under the headings, “Compensation Committee Matters” and “Compensation Discussion and Analysis - Elements of Executive Compensation.” All of this information is incorporated by reference into this Annual Report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The number of shares to be issued upon exercise or vesting of awards issued under, and the number of shares remaining available for future issuance under, our equity compensation plans at December 31, 2007 were:

Equity Compensation Plan Information

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by stockholders	37,474,981	$21.47	111,437,311

(1)	Includes vesting of restricted stock rights

Information related to security of ownership of certain beneficial owners and management is in our 2007 Proxy Statement under the heading, “Ownership of Equity Securities,” which is incorporated by reference into this Annual Report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information about certain relationships and related transactions is in our 2007 Proxy Statement under the heading, “Certain Relationships and Related Party Transactions” and information about director independence is in our 2007 Proxy Statement under the heading, “Corporate Governance - Director Independence.” All of this information is incorporated by reference into this Annual Report.

Item 14.	Principal Accountant Fees and Services.

Information about our principal accountant fees is in our 2007 Proxy Statement under the heading, “Audit Committee Matters - Independent Auditor Fees,” and information about the Audit Committee’s pre-approval policies and procedures is in our 2007 Proxy Statement under the heading, “Audit Committee Matters - Pre-Approval Policies.” All of this information is incorporated by reference into this Annual Report.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)    Index to Consolidated Financial Statements and Schedules

Schedules other than those listed above have been omitted either because such schedules are not required or are not applicable.

(b)    The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

2.1	RMT Transaction Agreement, among the Registrant, Cable Holdco, Inc., Ralcorp Holdings, Inc. and Ralcorp Mailman LLC., dated as of November 15, 2007. (1)
2.2	*Master Sale and Purchase Agreement between Groupe Danone S.A. and Kraft Foods Global, Inc., dated October 29, 2007. (2)
3.1	Articles of Incorporation of the Registrant. (3)
3.2	Articles of Amendment to the Articles of Incorporation of the Registrant. (3)
3.3	Registrant’s Amended and Restated By-Laws.
4.1	The Registrant agrees to furnish copies of any instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries that does not exceed 10 percent of the total assets of the Registrant and its consolidated subsidiaries to the Commission upon request.
4.2	Indenture, dated as of October 17, 2001, by and between the Registrant and The Bank of New York (as successor trustee to The Chase Manhattan Bank), as trustee, as supplemented. (4)
10.1	Agreement by and among the Registrant, Trian Fund Management, L.P. and the other entities and persons signatory thereto, dated November 7, 2007. (5)
10.2	$4.5 Billion 5-Year Revolving Credit Agreement, dated as of April 15, 2005. (6)
10.3	Credit Agreement relating to a EURO 5,300,000,000 Bridge Loan Agreement, among Registrant and Goldman Sachs Credit Partners L.P., JPMorgan Chase Bank, N.A., Credit Suisse, Cayman Islands Branch, HSBC Bank USA, National Association, UBS Securities LLC and Societe Generale dated as of October 12, 2007. (2)
10.4	Agreement Relating to United Biscuits Southern Europe, dated as of July 8, 2006. (7)
10.5	*Master Professional Services Agreement between Kraft Foods Global, Inc. and Electronic Data Systems Services Corporation dated as of April 27, 2006. (7)
10.6	Tax Sharing Agreement by and between Altria Group, Inc and the Registrant, dated as of March 30, 2007. (8)
10.7	+ Kraft Foods Inc. 2005 Performance Incentive Plan. (9)
10.8	+ Form of Kraft Foods Inc. 2005 Performance Incentive Plan Restricted Stock Agreement (Executive Sign-on). (2)
10.9	+ Form of Kraft Foods Inc. 2005 Performance Incentive Plan Restricted Stock Agreement.
10.10	+ Form of Kraft Foods Inc. 2005 Performance Incentive Plan Non-Qualified US Stock Option Award Agreement.
10.11	+ Kraft Foods Inc. Supplemental Benefits Plan I (including First Amendment adding Supplement A). (10)
10.12	+ Kraft Foods Inc. Supplemental Benefits Plan II. (10)

10.13	+ Form of Employee Grantor Trust Enrollment Agreement. (11)
10.14	+ 2006 Stock Compensation Plan for Non-Employee Directors. (12)
10.15	+ Form of Kraft Foods Inc. Change in Control Plan for Key Executives, dated April 24, 2007. (9)
10.16	+ Offer of Employment letter between the Registrant and Irene B. Rosenfeld entered into as of June 24, 2006. (7)
10.17	+ Offer of Employment letter between the Registrant and Timothy R. McLevish, dated August 22, 2007. (2)
10.18	+ Agreement upon Retirement and General Release between the Registrant and James P. Dollive, dated as of November 19, 2007. (13)
12.1	Computation of Ratios of Earnings to Fixed Charges.
18.1	Preferability Letter.
21.1	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney.
31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the SEC as required by Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
+	Indicates a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 20, 2007.
(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
(3)	Incorporated by reference to the Registrant’s Form S-1 filed with the Securities and Exchange Commission on March 16, 2001.
(4)	Incorporated by reference to the Registrant’s Amendment No. 5 to Form S-1 filed with the Securities and Exchange Commission on June 8, 2001.
(5)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 7, 2007.
(6)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 21, 2005.
(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(8)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 30, 2007.
(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
(10)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form S-1 filed with the Securities and Exchange Commission on May 2, 2001.
(11)	Incorporated by reference to the Annual Report on Form 10-K of Altria Group, Inc. for the year ended December 31, 1995.
(12)	Incorporated by reference to Exhibit E to the Registrant’s Definitive Proxy Statement dated March 10, 2006.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on November 20, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRAFT FOODS INC.

By:	/s/ TIMOTHY R. MCLEVISH
(Timothy R. McLevish, Executive Vice President and Chief Financial Officer)

Date: February 25, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/S/ IRENE B. ROSENFELD (Irene B. Rosenfeld)	Director, Chairman and Chief Executive Officer	February 25, 2008

/S/ TIMOTHY R. MCLEVISH (Timothy R. McLevish)	Executive Vice President and Chief Financial Officer	February 25, 2008

/S/ PAMELA E. KING (Pamela E. King)	Senior Vice President and Corporate Controller	February 25, 2008

* AJAY BANGA,
MYRA M. HART,
LOIS D. JULIBER,
MARK D. KETCHUM,
RICHARD LERNER, M.D.,
JOHN C. POPE,
FREDRIC G. REYNOLDS,
MARY L. SCHAPIRO,
DEBORAH C. WRIGHT, AND
FRANK G. ZARB	Directors

*By:	/s/ TIMOTHY R. MCLEVISH (Timothy R. McLevish, Attorney-in-fact)	February 25, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Kraft Foods Inc.:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 22, 2008 appearing in this Annual Report on Form 10-K of Kraft Foods Inc. also included an audit of the financial statement schedule listed in Item 15(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois

February 22, 2008

S-1

Kraft Foods Inc. and Subsidiaries

Valuation and Qualifying Accounts

for the years ended December 31, 2007, 2006 and 2005

(in millions)

Col. A	Col. B	Col. C		Col. D	Col. E
Description	Balance at Beginning of Period	Additions		Deductions	Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts
			(a)	(b)
2007:
Allowance for discounts	$7	$24	$-	$26	$5
Allowance for doubtful accounts	103	26	18	29	118
Allowance for deferred taxes	100	52	10	57	105

	$210	$102	$28	$112	$228

2006:
Allowance for discounts	$11	$3	$-	$7	$7
Allowance for doubtful accounts	107	12	4	20	103
Allowance for deferred taxes	135	3	1	39	100

	$253	$18	$5	$66	$210

2005:
Allowance for discounts	$12	$31	$-	$32	$11
Allowance for doubtful accounts	134	10	(13)	24	107
Allowance for deferred taxes	115	21	5	6	135

	$261	$62	$(8)	$62	$253

Notes:

(a)	Primarily related to divestitures, acquisitions and currency translation.
(b)	Represents charges for which allowances were created.

S-2