Form 10-K/A
period 2007-12-31
KRAFT FOODS INC
filed 2008-02-26
CIK 1103982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A amends the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on February 25, 2008, to correct an inadvertent error in the execution date of the certifications filed as Exhibits 31.1, 31.2 and 32.1 thereto. This amendment is not intended to update any other information presented in the Annual Report as originally filed, which is reproduced herein in its entirety for ease of reference.

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

Products or similar products contributing 10% or more of Kraft’s consolidated net revenues for each of the three years in the period ended December 31, 2007, were:

	2007	2006	2005

Cheese	19%	19%	19%
Biscuits	15%	15%	14%
Coffee	14%	14%	14%
Confectionery	11%	10%	10%

Our major brands within each reportable segment and consumer sector are:

Kraft North America:
North America Beverages
Beverages:	Maxwell House, General Foods International, Starbucks (under license), Yuban, Sanka, Nabob, Gevalia, and Seattle’s Best (under license) coffees; Tassimo hot beverage system; Capri Sun (under license), Kool-Aid, and Crystal Light aseptic juice drinks; Kool-Aid, Tang, Crystal Light, and Country Time powdered beverages; and Tazo teas (under license).

North America Cheese & Foodservice (1)
Cheese:	Kraft and Cracker Barrel natural cheeses; Philadelphia cream cheese; Kraft, Velveeta, and Cheez Whiz process cheeses; Kraft grated cheeses; Polly-O cheese; Deli Deluxe process cheese slices; and Breakstone’s and Knudsen cottage cheese and sour cream.

North America Convenient Meals
Convenient Meals:	DiGiorno, Tombstone, Jack’s, Delissio, and California Pizza Kitchen (under license) frozen pizzas; Lunchables lunch combinations; Oscar Mayer and Louis Rich cold cuts, hot dogs, and bacon; Boca soy-based meat alternatives; Kraft macaroni & cheese dinners; South Beach Living (under license) pizzas and meals; Taco Bell Home Originals (under license) meal kits; Stove Top stuffing mix; and Deli Creations complete sandwiches.
Grocery:	Back to Nature crackers, cookies, cereals, and macaroni & cheese dinners.
North America Grocery
Grocery:	Jell-O dry packaged desserts; Cool Whip frozen whipped topping; Jell-O refrigerated gelatin and pudding snacks; Handi-Snacks shelf-stable pudding snacks; Kraft and Miracle Whip spoonable dressings; Kraft and Good Seasons salad dressings; A.1.steak sauce; Kraft and Bull’s-Eye barbecue sauces; Grey Poupon premium mustards; Shake N’ Bake coatings; and Kraft peanut butter.

North America Snacks & Cereals
Snacks:	Oreo, Chips Ahoy!, Newtons, Nilla, Nutter Butter, SnackWell’s, and Peek Freans cookies; Ritz, Premium, Triscuit, Wheat Thins, Cheese Nips, Honey Maid Grahams, and Teddy Grahams crackers; South Beach Living (under license) crackers, cookies, and snack bars; Planters nuts and salted snacks; Handi-Snacks two-compartment snacks; Terry’s and Toblerone chocolate confectionery products; Back to Nature bars; and Balance nutrition and energy snacks.
Cheese:	Easy Cheese aerosol cheese spread.
Grocery:	Post ready-to-eat cereals.

Kraft International:
European Union
Snacks:	Milka, Suchard, Côte d’Or, Marabou, Toblerone, Freia, Terry’s, Daim / Dime, Figaro, Karuna, Lacta, Pavlides, Twist, Merenda, Meurisse, Prince Polo / Siesta, Mirabell, Pyros Mogyoros, Alpen Gold, Sport / Smash / Jazz, 3-Bit, and Belvita chocolate confectionery products; Estrella and Maarud salted snacks; and Oreo, Dorada, Digestive, Chiquilin, Tuc, Mini-Star, Mikado, Ourson, Petit Déjeuner, Cracotte, Belin, Heudebert, Grany, Petit Écolier, Pepito, Saiwa, Oro, Fonzies, Prince, Vitalinea, Opavia, and Gyori biscuits.
Beverages:	Jacobs, Gevalia, Carte Noire, Jacques Vabre, Kaffee HAG, Grand’ Mère, Kenco, Saimaza, Meisterroestung, Maxwell House, Onko, Splendid, and Karat coffees; Tassimo hot beverage system; Tang powdered beverages; and Suchard Express, O’Boy, and Kaba chocolate drinks.
Cheese:	Kraft, Dairylea, Sottilette, Osella, Mama Luise, and El Caserío cheeses; and Philadelphia cream cheese.
Grocery:	Kraft pourable and spoonable salad dressings; Miracel Whip spoonable dressings; and Mirácoli sauces.
Convenient Meals:	Lunchables lunch combinations; Kraft and Mirácoli pasta dinners and sauces; and Simmenthal canned meats.

Developing Markets
Snacks:	Oreo, Chips Ahoy!, Ritz, Club Social, Express, Kraker / Honey / Aveny Bran, Marbu, Dorada, Pepitos, Variedad, Pacific, Belvita, Cerealitas, Lucky, Trakinas, Tuc, Mini-Star, Mikado, Ourson, Petit Déjeuner, Cracotte, Bolshevik, Prichuda, Jubilee, Start, Major, Merendina, Jacob’s, Chipsmore, Twisties, Biskuat, Milk Biscuit, Hi Calcium Soda and Tuc & Tiki biscuits; Milka, Toblerone, Lacta, Côte d’Or, Shot, Terrabusi, Suchard, Alpen Gold, Karuna, Korona, Poiana, Svoge, Ukraina, Vozdushny, Chudny Vecher, Terry’s, and Gallito chocolate confectionery products; and Estrella, Maarud, Kar, Lux, and Planters nuts and salted snacks.
Beverages:	Maxwell House, Maxim, Nova Brasilia, and Jacobs coffee; Tang, Clight, Kool-Aid, Verao, Frisco, Q-Refresh-Ko, Royal, and Fresh powdered beverages; Maguary juice concentrate and ready-to-drink beverages; and Capri Sun (under license) aseptic juice drinks.

Cheese:	Kraft, Velveeta, and Eden process cheeses; Kraft and Philadelphia cream cheese; Kraft natural cheese; and Cheez Whiz process cheese spread.
Grocery:	Royal dry packaged desserts; Post ready-to-eat cereals; Kraft spoonable and pourable salad dressings; Miracle Whip spoonable dressings; Jell-O dessert toppings; Kraft peanut butter; and Vegemite yeast spread.
Convenient Meals:	Kraft macaroni & cheese dinners.

(1)	Note that foodservice products span all Kraft North America segments and sectors.

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

Forward-Looking Statements

This report contains forward-looking statements regarding our expectation that there will be an adequate supply of the raw materials we use and that they are generally available from numerous sources; that our relationships with our employees and their representative organizations are good; with regard to our intent to merge our Post cereals business with Ralcorp, the closing date and that closing is subject to customary closing conditions, the number of employees we anticipate will join Ralcorp, the amount of Ralcorp stock our shareholders will own, that the transaction is expected to be tax-free to our U.S. shareholders, the effects depending on whether we determine to do a spin-off or a split-off and the amount of cash we will receive; with regard to the Danone global biscuit business that we plan to build profitable scale by expanding distribution reach in countries with rapidly growing demand; our plan to contain administrative overhead while investing in quality, R&D, marketing, sales and other capabilities that support growth; the amount we will spend on quality upgrades in 2008; with regard to our Restructuring Program, our pre-tax charges, the number of facilities we intend to close and the number of positions we will eliminate, the use of cash to pay approximately $1.7 billion of the charges and the amount of cumulative and annualized savings; with regard to implementing our new operating structure, the intent to simplify, streamline and increase accountability to generate reliable growth for Kraft and the number of positions we are eliminating; the number of positions we will eliminate in connection with severance initiatives; our belief that the ultimate resolution of existing environmental remediation actions and our compliance with environmental laws and regulations will not have a material effect on our financial results; that the assumptions we use in recording our pension and postretirement plan obligations are reasonable; our health care cost trend rate assumption; the date we intend to adopt the measurement provisions of SFAS No. 158 and that it will not have a significant impact; our anticipated decrease in 2008 pre-tax U.S. and non-U.S. pension and postretirement expense and that our assumptions will not change further; our belief regarding our liquidity; our growth strategy regarding acquisitions and divestitures; our expectation for, and how we intend to fund, 2008 capital expenditures; our intent to repay borrowings under the Danone Biscuit facility from the proceeds of the issuance of investment grade bonds or other securities; our expectation to continue to meet financial covenants under our revolving credit facility; the amount of our expected payment for tax liabilities; our expectation to complete the current authorization under our share repurchase program before the authorization expires in March 2009; and our 2008 Outlook, specifically diluted EPS, costs, savings and spending related to our Restructuring Program; and our 2008 effective tax rate.

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

During the forth quarter of 2007, we acquired goodwill of $5,239 million and intangible assets of $2,196 million as part of the Danone Biscuit acquisition. These amounts represent the preliminary allocation of purchase price and are subject to revision when appraisals are finalized, which will occur during 2008. The application of FAS No. 141, Business Combinations, requires a number of significant judgments including the valuation of the cost of the acquisition and the assignment of such costs based on the estimated fair values of assets acquired and liabilities assumed.

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

Income Taxes:

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Prior to the Distribution, we were included in Altria’s consolidated federal income tax return. We generally computed income taxes on a separate company basis; however some of our foreign tax credits, capital losses and other credits could not have been used on a separate company basis. To the extent that Altria used our foreign tax credits and other tax benefits in its consolidated federal income tax return, we recognized the benefit in the calculation of our provision for income taxes. This benefit was approximately $270 million in 2007 (both through the date of Distribution as well as post-Distribution carryback claims to pre-Distribution periods), $195 million in 2006 and $225 million in 2005. We made payments to, or were reimbursed by, Altria for the tax effects resulting from being included in Altria’s tax return. As of March 31, 2007, we are no longer a member of the Altria consolidated tax return group and will file our own federal consolidated income tax return.

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

Aggregate Contractual Obligations:

The following table summarizes our contractual obligations at December 31, 2007:

	Payments Due
	Total	2008	2009-10	2011-12	2013 and Thereafter
	(in millions)

Long-term debt (1)	$13,657	$722	$1,264	$3,706	$7,965
Interest expense (2)	8,916	814	1,534	1,275	5,293
Operating leases (3)	860	256	329	193	82
Purchase obligations (4):
Inventory and production costs	4,316	3,423	621	272	-
Other	1,037	772	162	101	2

	5,353	4,195	783	373	2
Other long-term liabilities (5)	2,336	221	496	456	1,163

	$31,122	$6,208	$4,406	$6,003	$14,505

(1)	Amounts represent the expected cash payments of our long-term debt and do not include unamortized bond premiums or discounts.
(2)	Amounts represent the expected cash payments of our interest expense on our long-term debt. Interest calculated on our variable rate debt was forecasted using a LIBOR rate forward curve analysis as of December 31, 2007. An insignificant amount of interest expense was excluded from the table for a portion of our foreign debt due to the complexities involved in forecasting expected interest payments.

(3)	Operating leases represent the minimum rental commitments under non-cancelable operating leases. We have no significant capital lease obligations.
(4)	Purchase obligations for inventory and production costs (such as raw materials, indirect materials and supplies, packaging, co-manufacturing arrangements, storage and distribution) are commitments for projected needs to be utilized in the normal course of business. Other purchase obligations include commitments for marketing, advertising, capital expenditures, information technology and professional services. Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction. Most arrangements are cancelable without a significant penalty, and with short notice (usually 30 days). Any amounts reflected on the consolidated balance sheet as accounts payable and accrued liabilities are excluded from the table above.
(5)	Other long-term liabilities primarily consist of postretirement health care costs of $2,280. The following long-term liabilities included on the consolidated balance sheet are excluded from the table above: accrued pension costs, income taxes, minority interest, insurance accruals and other accruals. We are unable to estimate the timing of the payments (or contributions in the case of accrued pension costs) for these items. Currently, we anticipate making U.S. pension contributions of approximately $15 million in 2008 and non-U.S. pension contributions of approximately $160 million in 2008, based on current tax law. As of December 31, 2007, our total liability for income taxes, including uncertain tax positions and associated accrued interest and penalties, was $1,121 million. We expect to pay approximately $100 million in the next twelve months. While years 2000 through 2003 are currently under examination by the IRS, we are not able to reasonably estimate the timing of future cash flows beyond 12 months due to uncertainties in the timing of this and other tax audit outcomes.

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

Income taxes:

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Prior to the Distribution, we were included in Altria’s consolidated federal income tax return. We generally computed income taxes on a separate company basis; however, some of our foreign tax credits, capital losses and other credits could not have been used on a separate company basis. To the extent that Altria used our foreign tax credits and other tax benefits in its consolidated federal income tax return, we recognized the benefit in the calculation of our provision for income taxes. This benefit was approximately $270 million in 2007 (both through the date of Distribution as well as post-Distribution carryback claims to pre-Distribution periods), $195 million in 2006 and $225 million in 2005. We made payments to, or were reimbursed by, Altria for the tax effects resulting from being included in Altria’s tax return. As of March 31, 2007, we are no longer a member of the Altria consolidated tax return group and will file our own federal consolidated income tax return. Altria also previously carried our federal tax contingencies on its balance sheet and reported them in its financial statements. As a result of the Distribution, Altria transferred our federal tax contingencies of $375 million to our balance sheet and related interest income of $77 million. During the second quarter, Altria paid us $305 million for the federal tax contingencies held by them, less the impact of federal reserves reversed due to the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48. This amount is reflected as a component of other within the net cash provided by operating activities section of the consolidated statement of cash flows.

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

Bifurcation of Stock Awards at Distribution:

At Distribution, as described in Note 1, Summary of Significant Accounting Policies, Altria stock awards were modified through the issuance of Kraft stock awards, and accordingly the Altria stock awards were split into two instruments. Holders of Altria stock options received: 1) a new Kraft option to acquire shares of Kraft Common Stock; and 2) an adjusted Altria stock option for the same number of shares of Altria common stock previously held, but with a proportionally reduced exercise price. For each employee stock option outstanding, the aggregate intrinsic value immediately after the Distribution was not greater than the aggregate intrinsic value immediately prior to the Distribution. Holders of Altria restricted stock or stock rights awarded before January 31, 2007, retained their existing awards and received restricted stock or stock rights in Kraft Common Stock. Recipients of Altria restricted stock or stock rights awarded on or after January 31, 2007, did not receive Kraft restricted stock or stock rights because Altria had announced the Distribution at that time. We reimbursed Altria $179 million for net settlement of the employee stock awards as detailed below. We determined the fair value of the stock options using the Black-Scholes option valuation model, and adjusted the fair value of the restricted stock and stock rights by the value of projected forfeitures.

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

Stock Option Plan:

Stock options are granted at an exercise price equal to the market value of the underlying stock on the grant date, generally become exercisable on the first anniversary of the grant date and have a maximum term of ten years. Prior to 2007, we had not granted stock options through a broad-based program since 2002.

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

Note 11. Acquisitions:

Danone Biscuit:

On November 30, 2007, we acquired the global biscuit business of Groupe Danone S.A. (“Danone Biscuit”) for €5.1 billion (approximately $7.6 billion) in cash subject to customary purchase price adjustments. On October 12, 2007, we entered into a

364-day bridge facility agreement, and at closing, we borrowed €5.1 billion under that facility in order to finance the acquisition. The acquisition included 32 manufacturing facilities and approximately 14,000 employees. Danone Biscuit generated global revenues of approximately $2.8 billion during 2007. We acquired assets consisting primarily of goodwill of $5,239 million (which will not be deductible for statutory tax purposes), intangible assets of $2,196 million (substantially all of which are expected to be indefinite lived), receivables of $759 million, property, plant and equipment of $561 million and inventories of $198 million. These amounts represent the preliminary allocation of purchase price and are subject to revision when appraisals are finalized, which will occur during 2008. Danone Biscuit will report results from operations on a one month lag; as such, there was no impact on our operating results in 2007. On a proforma basis, Danone Biscuit’s net earnings for the year ended December 31, 2007 would have been insignificant to Kraft.

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

Date: February 26, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/S/ IRENE B. ROSENFELD (Irene B. Rosenfeld)	Director, Chairman and Chief Executive Officer	February 26, 2008

/S/ TIMOTHY R. MCLEVISH (Timothy R. McLevish)	Executive Vice President and Chief Financial Officer	February 26, 2008

/S/ PAMELA E. KING (Pamela E. King)	Senior Vice President and Corporate Controller	February 26, 2008

* AJAY BANGA,
MYRA M. HART,
LOIS D. JULIBER,
MARK D. KETCHUM,
RICHARD LERNER, M.D.,
JOHN C. POPE,
FREDRIC G. REYNOLDS,
MARY L. SCHAPIRO,
DEBORAH C. WRIGHT, AND
FRANK G. ZARB	Directors

*By:	/s/ TIMOTHY R. MCLEVISH (Timothy R. McLevish, Attorney-in-fact)	February 26, 2008

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