Form 10-Q
period 2008-03-31
KRAFT FOODS INC
filed 2008-05-02
CIK 1103982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

At March 31, 2008, there were 1,516,031,559 shares of the registrant’s common stock outstanding.

KRAFT FOODS INC.

TABLE OF CONTENTS

		Page No.
PART I -	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Earnings for the Three Months Ended March 31, 2008 and 2007	1

	Condensed Consolidated Balance Sheets at March 31, 2008 and December 31, 2007	2

	Condensed Consolidated Statements of Shareholders’ Equity for the Year Ended December 31, 2007 and the Three Months Ended March 31, 2008	3

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007	4

	Notes to Condensed Consolidated Financial Statements	5-18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-31

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31

Item 4.	Controls and Procedures	31

PART II -	OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 6.	Exhibits	34

Signature		35

In this report, “Kraft,” “we,” “us” and “our” refers to Kraft Foods Inc. and subsidiaries, and “Common Stock” refers to Kraft’s Class A common stock.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007

Net revenues	$10,372	$8,586
Cost of sales	6,891	5,535

Gross profit	3,481	3,051

Marketing, administration and research costs	2,211	1,872
Asset impairment and exit costs	80	67
Losses / (gains) on divestitures, net	18	(12)
Amortization of intangibles	7	2

Operating income	1,165	1,122

Interest and other debt expense, net	305	64

Earnings before income taxes	860	1,058

Provision for income taxes	252	356

Net earnings	$608	$702

Per share data:

Basic earnings per share	$0.40	$0.43

Diluted earnings per share	$0.40	$0.43

Dividends declared	$0.27	$0.25

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions of dollars)

(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$605	$567
Receivables (less allowances of $92 in 2008 and $94 in 2007)	5,361	5,197
Inventories:
Raw materials	1,944	1,605
Finished product	2,723	2,491

Total inventories	4,667	4,096
Deferred income taxes	615	575
Other current assets	430	302

Total current assets	11,678	10,737

Property, plant and equipment, at cost	20,065	19,204
Less accumulated depreciation	8,754	8,426

Property, plant and equipment, net	11,311	10,778
Goodwill	31,459	31,193
Intangible assets, net	12,207	12,200
Prepaid pension assets	1,691	1,648
Other assets	1,680	1,437

TOTAL ASSETS	$70,026	$67,993

LIABILITIES
Short-term borrowings	$4,528	$7,385
Current portion of long-term debt	716	722
Accounts payable	4,157	4,065
Accrued marketing	1,834	1,833
Accrued employment costs	741	913
Other current liabilities	2,278	2,168

Total current liabilities	14,254	17,086

Long-term debt	17,428	12,902
Deferred income taxes	5,081	4,876
Accrued pension costs	830	810
Accrued postretirement health care costs	2,859	2,846
Other liabilities	2,308	2,178

TOTAL LIABILITIES	42,760	40,698

Contingencies (Note 12)

SHAREHOLDERS’ EQUITY
Common Stock, no par value (1,735,000,000 shares issued in 2008 and 2007)	-	-
Additional paid-in capital	23,373	23,445
Retained earnings	12,389	12,209
Accumulated other comprehensive losses	(1,442)	(1,835)
Treasury stock, at cost	(7,054)	(6,524)

TOTAL SHAREHOLDERS’ EQUITY	27,266	27,295

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$70,026	$67,993

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(in millions of dollars, except per share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Losses) / Gains	Treasury Stock	Total Shareholders’ Equity

Balances at January 1, 2007	$-	$23,626	$11,128	$(3,069)	$(3,130)	$28,555
Comprehensive earnings:
Net earnings	-	-	2,590	-	-	2,590
Other comprehensive earnings, net of income taxes	-	-	-	1,234	-	1,234

Total comprehensive earnings *						3,824

Initial adoption of FIN 48	-	-	213	-	-	213
Exercise of stock options and issuance of other stock awards	-	33	(79)	-	293	247
Net settlement of employee stock awards with Altria Group, Inc.	-	(179)	-	-	-	(179)
Cash dividends declared ($1.04 per share)	-	-	(1,643)	-	-	(1,643)
Common Stock repurchased	-	-	-	-	(3,687)	(3,687)
Other	-	(35)	-	-	-	(35)

Balances at December 31, 2007	$-	$23,445	$12,209	$(1,835)	$(6,524)	$27,295
Comprehensive earnings:
Net earnings	-	-	608	-	-	608
Other comprehensive earnings, net of income taxes	-	-	-	393	-	393

Total comprehensive earnings *						1,001

Exercise of stock options and issuance of other stock awards	-	(72)	(16)	-	120	32
Cash dividends declared ($0.27 per share)	-	-	(412)	-	-	(412)
Common Stock repurchased	-	-	-	-	(650)	(650)

Balances at March 31, 2008	$-	$23,373	$12,389	$(1,442)	$(7,054)	$27,266

* Total comprehensive earnings were $758 million for the quarter ended March 31, 2007.

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions of dollars)

(Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007
CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES
Net earnings	$608	$702
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	248	220
Deferred income tax benefit	(27)	(69)
Losses / (gains) on divestitures, net	18	(12)
Asset impairment and exit costs, net of cash paid	68	31
Change in assets and liabilities, excluding the effects of acquisitions and divestitures:
Receivables, net	(96)	(89)
Inventories	(493)	(355)
Accounts payable	(66)	(91)
Amounts due to Altria Group, Inc. and affiliates	-	(45)
Other working capital items	(65)	(268)
Change in pension assets and postretirement liabilities, net	6	41
Other	16	96

Net cash provided by operating activities	217	161

CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES
Capital expenditures	(271)	(180)
(Disbursements) / proceeds from divestitures	(11)	200
Other	(12)	6

Net cash (used in) / provided by investing activities	(294)	26

CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES
Net (repayment) / issuance of short-term borrowings	(3,281)	327
Long-term debt proceeds	4,503	10
Long-term debt repaid	(15)	(16)
Increase in amounts due to Altria Group, Inc. and affiliates	-	83
Repurchase of Common Stock	(650)	(190)
Dividends paid	(415)	(409)
Other	(43)	19

Net cash provided by / (used in) financing activities	99	(176)

Effect of exchange rate changes on cash and cash equivalents	16	1

Cash and cash equivalents:
Increase	38	12
Balance at beginning of period	567	239

Balance at end of period	$605	$251

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.  Accounting Policies:

Basis of Presentation:

Our interim condensed consolidated financial statements are unaudited. We prepared the condensed consolidated financial statements following the requirements of the SEC for interim reporting. As permitted under those rules, a number of footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America have been condensed or omitted. It is management’s opinion that these financial statements include all normal and recurring adjustments necessary for a fair presentation of our financial position and operating results. Net revenues and net earnings for any interim period are not necessarily indicative of future or annual results.

You should read these statements in conjunction with our consolidated financial statements and related notes in our Form 10-K/A for the year ended December 31, 2007.

Kraft Spin-Off from Altria:

In the first quarter of 2007, Altria Group, Inc. (“Altria”) spun off its entire interest (89.0%) in Kraft on a pro rata basis to Altria stockholders in a tax-free transaction. Effective as of the close of business on March 30, 2007, all Kraft shares owned by Altria were distributed to Altria’s stockholders, and our separation from Altria was completed.

Reclassification:

We reclassified dividends payable, other accrued liabilities and income taxes in the prior year balance sheet from separate line items into other current liabilities to conform with the current year’s presentation.

New Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, as amended in February 2008 by FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP FAS 157-2 defers the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. As such, we partially adopted the provisions of SFAS No. 157 effective January 1, 2008. The partial adoption of this statement did not have a material impact on our financial statements. We expect to adopt the remaining provisions of SFAS No. 157 beginning in 2009. We expect the adoption of SFAS 157 to impact the way in which we calculate fair value for our annual impairment review of goodwill and non-amortizable intangible assets, and when conditions exist that require us to calculate the fair value of long-lived assets; however, we do not expect this adoption to have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. We adopted the provisions of SFAS No. 159 effective January 1, 2008. This statement permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these instruments in earnings. The adoption of this statement did not have an impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. The provisions, which change the way companies account for business combinations, are effective for Kraft as of January 1, 2009. This statement requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose all information needed by investors to understand the nature and financial effect of the business combination. We do not expect the adoption of this statement to have a material impact on our financial statements.

In December 2007, the FASB also issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51, the provisions of which are effective for Kraft as of January 1, 2009. This statement requires an entity to classify noncontrolling interests in subsidiaries as a separate component of equity. Additionally, transactions between an entity and noncontrolling interests are required to be treated as equity transactions. We are currently evaluating the impact of this statement on our financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The provisions are effective for Kraft as of January 1, 2009. This statement requires enhanced disclosures about (i) how and why we use derivative instruments, (ii) how we account for derivative instruments and related hedged items under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and (iii) how derivative instruments and related hedged items affect our financial results. We are currently evaluating the impact of this statement on our financial statements.

Note 2.  Asset Impairment, Exit and Implementation Costs:

Restructuring Program

In January 2004, we announced a three-year restructuring program (the “Restructuring Program”) and, in January 2006, extended it through 2008. The objectives of this program are to leverage our global scale, realign and lower our cost structure, and optimize capacity. As part of the Restructuring Program, we anticipate:

•	incurring approximately $2.8 billion in pre-tax charges reflecting asset disposals, severance and implementation costs;
•	closing up to 35 facilities and eliminating approximately 14,000 positions; and
•	using cash to pay for approximately $1.7 billion of the $2.8 billion in charges.

We incurred $98 million in charges under the Restructuring Program during the first quarter of 2008. Since the inception of the Restructuring Program, we have incurred $2.2 billion in charges and paid cash for $1.1 billion related to those charges through March 31, 2008.

In February 2008, we announced the implementation of our new operating structure built on three core elements: business units; shared services that leverage the scale of our global portfolio; and a streamlined corporate staff. Within our new structure, business units now have full P&L accountability and are staffed accordingly. This also ensures that we are putting our resources closer to where decisions are made that affect our consumers and customers. Our corporate and shared service functions are streamlining their organizations and focusing them on core activities that can more efficiently support the goals of the business units. The intent is to simplify, streamline and increase accountability, with the ultimate goal of generating reliable growth for Kraft. As a result, we will eliminate approximately 700 positions as we streamline our headquarter functions.

We are also in the process of reorganizing our European Union segment to function on a pan-European centralized category management and value chain model. After the reorganization is complete, the European Principal Company (“EPC”) will manage the European Union segment categories centrally and make decisions for all aspects of the value chain, except for sales and distribution. The European subsidiaries will execute sales and distribution locally, and the local production companies will act as toll manufacturers on behalf of the EPC. The EPC legal entity has been incorporated as Kraft Foods Europe GmbH in Zurich, Switzerland. As part of this reorganization, we incurred $6 million of restructuring costs, $9 million of implementation costs and $3 million of non-recurring costs during the first quarter of 2008. Restructuring and implementation costs are included in the total Restructuring Program charges. Other costs relating to our European Union segment reorganization are recorded as marketing, administration and research costs. Management believes the disclosure of implementation and other non-recurring charges provides readers of our financial statements greater transparency to the total costs of our European Union segment reorganization.

Restructuring Costs:

Under the Restructuring Program, we recorded asset impairment and exit costs of $80 million during the first quarter of 2008. We expect to pay cash for approximately $74 million of the charges that we incurred during the first quarter of 2008. We did not announce the closure of any plants during the first quarter of 2008; since the program began in 2004, we have announced the closure of 30 facilities.

Restructuring liability activity for the quarter ended March 31, 2008 was:

	Severance	Asset Write-downs	Other	Total
	(in millions)

Liability balance, January 1, 2008	$154	$-	$16	$170
Charges	59	13	8	80
Cash (spent) / received	(22)	20	(10)	(12)
Charges against assets	-	(35)	(3)	(38)
Currency	6	2	(1)	7

Liability balance, March 31, 2008	$197	$-	$10	$207

Severance charges include the cost of benefits received by terminated employees. In connection with our severance initiatives, we eliminated approximately 12,000 positions as of March 31, 2008; at that time we had also announced the elimination of an additional 900 positions. Asset write-downs relate to the impairment of assets caused by plant closings and related activity. Cash received on asset write-downs relates to proceeds received from the sale of assets that had previously been written-down under the Restructuring Program. We incurred other costs related primarily to renegotiation of supplier contract costs, workforce reductions associated with facility closings and termination of leasing agreements.

Implementation Costs:

Implementation costs are directly attributable to exit costs; however, they do not qualify for treatment under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. These costs primarily include the discontinuance of certain product lines, incremental expenses related to the closure of facilities and the reorganization of our European Union segment discussed above. Management believes the disclosure of implementation charges provides readers of our financial statements greater transparency to the total costs of our Restructuring Program. Substantially all implementation costs incurred in the first quarter of 2008 will require cash payments.

Implementation costs associated with the Restructuring Program were:

	For the Three Months Ended March 31,
	2008	2007
	(in millions)

Cost of sales	$14	$5
Marketing, administration and research costs	4	16

Total implementation costs	$18	$21

Total – Asset Impairment, Exit and Implementation Costs

We included the asset impairment, exit and implementation costs discussed above, for the three months ended March 31, 2008 and 2007 in segment operating income as follows:

	For the Three Months Ended March 31, 2008
	Restructuring Costs	Asset Impairment	Total Asset Impairment and Exit Costs	Implementation Costs	Total
	(in millions)
Kraft North America:
U.S. Beverages	$9	$-	$9	$-	$9
U.S. Cheese	5	-	5	3	8
U.S. Convenient Meals	9	-	9	-	9
U.S. Grocery	4	-	4	1	5
U.S. Snacks & Cereals	8	-	8	2	10
Canada & N.A. Foodservice	10	-	10	-	10
Kraft International:
European Union	27	-	27	11	38
Developing Markets	8	-	8	1	9

Total	$80	$-	$80	$18	$98

	For the Three Months Ended March 31, 2007
	Restructuring Costs	Asset Impairment	Total Asset Impairment and Exit Costs	Implementation Costs	Total
	(in millions, as restated)
Kraft North America:
U.S. Beverages	$1	$-	$1	$2	$3
U.S. Cheese	9	-	9	3	12
U.S. Convenient Meals	8	-	8	3	11
U.S. Grocery	3	-	3	3	6
U.S. Snacks & Cereals	4	-	4	4	8
Canada & N.A. Foodservice	3	-	3	1	4
Kraft International:
European Union	34	-	34	3	37
Developing Markets	5	-	5	2	7

Total	$67	$-	$67	$21	$88

Note 3. Goodwill and Intangible Assets: Goodwill by reportable segment was:
	March 31,	December 31,
	2008	2007
	(in millions; 2007 restated)
Kraft North America:
U.S. Beverages	$1,290	$1,290
U.S. Cheese	3,000	3,000
U.S. Convenient Meals	1,460	1,460
U.S. Grocery	3,043	3,043
U.S. Snacks & Cereals	8,253	8,253
Canada & N.A. Foodservice	2,369	2,364
Kraft International:
European Union	9,714	9,392
Developing Markets	2,330	2,391

Total goodwill	$31,459	$31,193

Intangible assets were:

	March 31, 2008		December 31, 2007
	Intangible Assets, at cost	Accumulated Amortization	Intangible Assets, at cost	Accumulated Amortization
	(in millions)

Non-amortizable intangible assets	$11,853	$-	$12,065	$-
Amortizable intangible assets	423	69	197	62

Total other intangible assets	$12,276	$69	$12,262	$62

Non-amortizable intangible assets consist substantially of brand names purchased through our acquisitions of Nabisco Holdings Corp., the global biscuit business of Groupe Danone S.A. (“Danone Biscuit”) and the Spanish and Portuguese operations of United Biscuits. Amortizable intangible assets consist primarily of trademark licenses and non-compete agreements.

The movements in goodwill and intangible assets were:

	Goodwill	Intangible Assets, at cost
	(in millions)

Balance at December 31, 2007	$31,193	$12,262
Changes due to:
Foreign currency	619	14
Acquisitions	(368)	-
Other	15	-

Balance at March 31, 2008	$31,459	$12,276

We reclassified $219 million from non-amortizable to amortizable intangible assets and decreased goodwill by $368 million related to refinements of preliminary allocations of purchase price for our acquisition of Danone Biscuit. The allocations were based upon preliminary estimates and assumptions and are subject to revision when appraisals are finalized, which will occur during 2008.

Amortization expense for intangible assets was $7 million in the first quarter of 2008. We currently estimate amortization expense for each of the next five years to be approximately $24 million or less, including the estimated impact of our Danone Biscuit acquisition. Our estimated amortization for each of the next five years is subject to revision when appraisals are finalized for our Danone Biscuit acquisition.

Note 4. Debt and Borrowing Arrangements:

Borrowing arrangements:

At December 31, 2007, we had €3.76 billion (approximately $5.53 billion) borrowed under the 364-day bridge facility agreement we used to acquire Danone Biscuit (“Danone Biscuit Bridge Facility”). According to the credit agreement, we are required to repay borrowings with the net cash proceeds from debt offerings having a maturity of greater than one year. As such, we repaid €2.83 billion (approximately $4.47 billion) of the Danone Biscuit Bridge Facility with the proceeds from our March 20, 2008 debt issuance, discussed below. At March 31, 2008, we had €0.93 billion (approximately $1.47 billion) of outstanding borrowings under this facility, which we intend to repay with proceeds from the issuance of investment grade bonds or other securities.

Long-term debt:

On March 20, 2008, we issued €2.85 billion (approximately $4.50 billion) of senior unsecured notes, and used the net proceeds (€2.83 billion) to repay a portion of our Danone Biscuit Bridge Facility. The general terms of the €2.85 billion notes are:

•	€2.00 billion (approximately $3.16 billion) total principal notes due March 20, 2012 at a fixed, annual interest rate of 5.750%. Interest is payable annually beginning March 20, 2009.

•	€850 million (approximately $1.34 billion) total principal notes due March 20, 2015 at a fixed, annual interest rate of 6.250%. Interest is payable annually beginning March 20, 2009.

These notes include covenants that restrict our ability to incur debt secured by liens. We are also required to offer to purchase these notes at a price equal to 101% of the aggregate principal amount, plus accrued and unpaid interest to the date of repurchase, if we experience both of the following:

(i)	a “change of control” triggering event, and

(ii)	a downgrade of these notes below an investment grade rating by each of Moody’s Investors Service, Inc., Standard & Poor’s Ratings Services and Fitch Ratings within a specified period.

At March 31, 2008 and December 31, 2007, our long-term debt consisted of:

	2008	2007
	(in millions)

Notes, 4.00% to 7.55% (average effective rate 5.94%), due through 2038	$13,392	$13,392
Euro notes, 5.75% to 6.25% (average effective rate 5.90%), due through 2015	4,500	-
7% Debenture (effective rate 11.32%), $200 million face amount, due 2011	177	175
Other foreign currency obligations	13	16
Capital leases and other	62	41

Total long-term debt	18,144	13,624
Less current portion of long-term debt	(716)	(722)

Long-term debt	$17,428	$12,902

Aggregate maturities of our long-term debt for the years ended March 31, are (in millions):
2009	$716
2010	760
2011	508
2012	5,365
2013	2,255
Thereafter	8,571

Fair Value:

The aggregate fair value of our total long-term debt, based on market quotes, was $18,315 million at March 31, 2008. Quoted prices in active markets for identical liabilities were used to determine the fair value of our long-term debt.

Note 5. Accumulated Other Comprehensive Losses:

The components of accumulated other comprehensive losses were:

	Currency Translation Adjustments	Pension and Other Benefits	Derivatives Accounted for as Hedges	Total
	(in millions)

Balances at December 31, 2007	$(51)	$(1,811)	$27	$(1,835)
Other comprehensive earnings / (losses), net of income taxes:
Currency translation adjustments	356	(17)	-	339
Amortization of experience losses and prior service costs	-	22	-	22
Pension settlement	-	5	-	5
Change in fair value of derivatives accounted for as hedges	-	-	27	27

Total other comprehensive earnings				393

Balances at March 31, 2008	$305	$(1,801)	$54	$(1,442)

Note 6.  Stock Plans:

Beginning in 2008, we changed our annual and long-term incentive compensation programs to further align them with shareholder returns. Under the annual incentive program, we now grant equity in the form of both restricted stock and stock options. The restricted stock will continue to vest 100% after three years, and the stock options will vest one-third each year over three years. Additionally, we changed our long-term incentive plan from a cash-based program to a share-based program.

In January 2008, we granted 1.4 million shares of stock in connection with our long-term incentive plan. The market value per share was $32.26 on the date of grant, and the shares vest based on varying performance, market and service vesting conditions. The unvested shares have no voting rights and do not pay dividends.

In February 2008, as part of our annual incentive program, we issued 3.4 million shares of restricted stock and stock rights to eligible U.S. and non-U.S. employees. Restrictions on these shares and rights lapse in the first quarter of 2011. The market value per restricted share or right was $29.49 on the date of grant. Also, as part of our annual incentive program, we granted 13.5 million stock options to eligible U.S. and non-U.S. employees at an exercise price of $29.49. The stock options vest one-third each year, beginning in 2009.

Additionally, we issued 0.1 million off-cycle shares of restricted stock and stock rights during the first quarter of 2008. The weighted-average market value per restricted share or right was $31.18 on the date of grant. The total number of restricted shares and rights issued in the first quarter of 2008 was 4.9 million, including those issued as part of our long-term incentive plan.

During the first quarter of 2008, 5.7 million shares of restricted stock and stock rights vested at a market value of $167 million.

The total intrinsic value of the 0.9 million stock options exercised during the first quarter of 2008 was $14.4 million.

Note 7. Benefit Plans:

We sponsor noncontributory defined benefit pension plans covering most U.S. employees. We provide pension coverage for certain employees of our non-U.S. subsidiaries through separate plans. Local statutory requirements govern many of these plans. In addition, our U.S. and Canadian subsidiaries provide health care and other benefits to most retired employees. Local government plans generally cover health care benefits for retirees outside the U.S. and Canada.

The benefit obligations of our postretirement plans are measured at December 31 of each year. The plan assets and benefit obligations of our U.S. and Canadian pension plans are also measured at December 31 of each year. All other non-U.S. pension plans were previously measured at September 30 of each year. SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, requires us to measure plan assets and benefit obligations as of the balance sheet date beginning with our year end 2008. Accordingly, we will measure our other non-U.S. pension plans as of our operating subsidiaries year-end close date this year, and have elected to use the “15-month” approach to proportionally allocate the transition adjustment required under SFAS 158. We expect the adoption of this statement to have an insignificant impact on our financial statements.

Pension Plans

Components of Net Periodic Pension Cost:

Net periodic pension cost consisted of the following for the three months ended March 31, 2008 and 2007:

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2008	2007	2008	2007
	(in millions)

Service cost	$38	$40	$23	$24
Interest cost	93	91	56	46
Expected return on plan assets	(132)	(130)	(72)	(59)
Amortization:
Net loss from experience differences	21	36	7	15
Prior service cost	2	2	2	2
Other expense	8	13	-	-

Net periodic pension cost	$30	$52	$16	$28

Retiring employees elected lump-sum payments, resulting in settlement losses of $8 million in the first quarter of 2008. Additionally, as previously discussed in Note 2, Asset Impairment, Exit and Implementation Costs, we announced several workforce reduction initiatives as part of the Restructuring Program. During the first quarter of 2007, employees left Kraft under these initiatives, resulting in settlement losses of $13 million for the U.S. plans. These costs are included in other expense above.

Employer Contributions:

We make contributions to our U.S. and non-U.S. pension plans, primarily, to the extent that they are tax deductible and do not generate an excise tax liability. During the three months ended March 31, 2008, we contributed $6 million to our U.S. plans and $42 million to our non-U.S. plans. Based on current tax law, we plan to make further contributions of approximately $9 million to our U.S. plans and approximately $121 million to our non-U.S. plans during the remainder of 2008. However, our actual contributions may be different due to many factors, including changes in tax and other benefit laws, pension asset performance that differs significantly from the expected performance, or significant changes in interest rates.

Postretirement Benefit Plans

Net postretirement health care costs consisted of the following for the three months ended March 31, 2008 and 2007:

	For the Three Months Ended
	March 31,
	2008	2007
	(in millions)

Service cost	$12	$13
Interest cost	45	46
Amortization:
Net loss from experience differences	12	17
Prior service credit	(6)	(6)

Net postretirement health care costs	$63	$70

Postemployment Benefit Plans

Net postemployment costs consisted of the following for the three months ended March 31, 2008 and 2007:

	For the Three Months Ended March 31,
	2008	2007
	(in millions)

Service cost	$1	$1
Interest cost	1	1
Amortization of net gains	(1)	(2)
Other expense	59	5

Net postemployment costs	$60	$5

The postemployment benefit plan cost of workforce reduction initiatives announced under the Restructuring Program was $59 million during the three months ended March 31, 2008, and $5 million during the three months ended March 31, 2007. These costs are included in other expense above.

Note 8.  Earnings Per Share:

Basic and diluted EPS were calculated using the following:

	For the Three Months Ended March 31,
	2008	2007
	(in millions, except per share data)

Net earnings	$608	$702

Weighted average shares for basic EPS	1,518	1,627
Plus incremental shares from assumed conversions of stock options, restricted stock and stock rights	16	9

Weighted average shares for diluted EPS	1,534	1,636

Basic earnings per share	$0.40	$0.43

Diluted earnings per share	$0.40	$0.43

For the three months ended March 31, 2008, we excluded 11.8 million Kraft stock options from the calculation of weighted average shares for diluted EPS because they were antidilutive. For the three months ended March 31, 2007, we excluded an insignificant number of Kraft stock options from the calculation of weighted average shares for diluted EPS because they were antidilutive.

Note 9.  Acquisitions:

On November 30, 2007, we acquired Danone Biscuit for €5.1 billion (approximately $7.6 billion) in cash subject to customary purchase price adjustments. The acquisition included 32 manufacturing facilities and approximately 14,000 employees. Danone Biscuit contributed net revenues of $706 million for the three months ended March 31, 2008. We acquired assets consisting primarily of goodwill of $4,871 million (which will not be deductible for statutory tax purposes), intangible assets of $2,196 million (substantially all of which are expected to be indefinite lived), receivables of $758 million, property plant and equipment of $958 million and inventories of $204 million. These amounts represent preliminary allocations of the purchase price and are subject to revision when appraisals are finalized, which will occur during 2008.

Note 10.  Divestitures:

Post Distribution:

On April 11, 2008, our wholly owned subsidiary, Cable Holdco, Inc., filed a preliminary registration statement on Form S-1/S-4 with the SEC related to our November 15, 2007 agreement to merge our Post cereals business into Ralcorp Holdings, Inc. (“Ralcorp”) after a tax-free distribution to our shareholders (the “Post Distribution”). We have signed an agreement with Ralcorp to execute the Post Distribution by means of a “Reverse-Morris Trust” transaction. This transaction is subject to customary closing conditions, including anti-trust approval, IRS tax-free ruling and Ralcorp shareholder approval. To date, we have obtained the IRS tax-free ruling, and both the U.S. and Canadian anti-trust approvals. We anticipate that this transaction will be completed in mid-2008.

The Post cereals business had net revenues of approximately $270 million in the first quarter of 2008 and includes such cereals as Honey Bunches of Oats, Pebbles, Shredded Wheat, Selects, Grape Nuts and Honeycomb. The brands in this transaction are distributed primarily in North America. In addition to the Post brands, the transaction includes four manufacturing facilities and certain manufacturing equipment. We anticipate that approximately 1,230 employees will join Ralcorp following the consummation of the transaction.

Our shareholders will receive at least 30.3 million shares of Ralcorp stock after the Post Distribution and the subsequent merger of the Post cereals business with Ralcorp. Based on market conditions prior to closing, we will determine whether the shares will be distributed in a spin-off or a split-off transaction. Either type of transaction is expected to be tax-free to our U.S. shareholders. In a spin-off transaction, our shareholders would receive a pro rata number of Ralcorp shares. In a split-off transaction, our shareholders would have the option to exchange their Kraft shares and receive Ralcorp shares at closing, resulting in a reduction in the number of shares of our Common Stock outstanding. In either type of transaction, Kraft will receive approximately $960 million of cash-equivalent value, which will be used to repay debt.

Other:

In the first quarter of 2008, we made $11 million in disbursements and recorded pre-tax losses of $18 million on the divestitures of two small operations in Spain. The aggregate operating results of these divestitures were not material to our financial statements in any of the periods presented.

In April 2008, we signed agreements to divest a small biscuit operation in Spain and a trademark in Hungary. The transactions are subject to customary closing conditions, including regulatory approvals, and we expect them to close in 2008.

Note 11.  Financial Instruments:

Commodity hedges:

Kraft is exposed to price risk related to forecasted purchases of certain commodities that we primarily use as raw materials. Accordingly, we use commodity forward contracts as cash flow hedges, primarily for coffee, milk, sugar, cocoa and wheat. Commodity forward contracts generally qualify for the normal purchase exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and are, therefore, not subject to its provisions. We also use commodity futures and options to hedge the price of certain commodities, including dairy, coffee, cocoa, wheat, corn products, soybean oils, meat products, sugar, natural gas and heating oil. We also sell commodity futures to unprice future purchase commitments. Some of these derivative instruments are highly effective and qualify for hedge accounting under SFAS No. 133. We occasionally use related futures to cross-hedge a commodity exposure. We are not a party to leveraged derivatives and, by policy, do not use financial instruments for speculative purposes.

For those derivative instruments that are highly effective and qualify for hedge accounting under SFAS No. 133, we defer the effective portion of the unrealized gains and losses on commodity futures and option contracts as a component of accumulated other comprehensive earnings / (losses). We recognize the deferred portion as a component of cost of sales in our condensed consolidated statement of earnings when the related inventory is sold. We expect to transfer an insignificant amount of unrealized gains / (losses) to earnings during the next 12 months, and recognized an insignificant amount during the first quarter of 2008. Ineffectiveness is recorded as a component of interest and other debt expense in our condensed consolidated statement of earnings, and was insignificant during the first quarter of 2008. For the derivative instruments that we considered economic hedges but did not designate for hedge accounting under SFAS No. 133, we recognized net gains of approximately $60 million in the first quarter of 2008, directly as a component of cost of sales in our condensed consolidated statement of earnings. As of March 31, 2008, we had hedged forecasted commodity transactions for periods not exceeding the next 16 months.

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

Substantially all of these derivative instruments are highly effective and qualify for hedge accounting under SFAS No. 133. We defer the effective portion of unrealized gains and losses associated with forward, swap and option contracts as a component of accumulated other comprehensive earnings / (losses) until the underlying hedged transactions are reported in our condensed consolidated statement of earnings. We recognize the deferred portion as a component of cost of sales in our condensed consolidated statement of earnings when the related inventory is sold or as foreign currency translation gain or loss for our hedges of intercompany loans when the payments are made. We expect to transfer an insignificant amount of unrealized gains / (losses) to earnings during the next 12 months, and recognized an insignificant amount during the first quarter of 2008. Any ineffectiveness is recorded as a component of interest and other debt expense in our condensed consolidated statement of earnings; however, we recorded no ineffectiveness in our foreign currency cash flow hedges during the first quarter of 2008. For the derivative instruments that we consider economic hedges but do not designate for hedge accounting under SFAS No. 133, we recognize gains and losses directly as a component of cost of sales or foreign currency translation loss in our condensed consolidated statement of earnings, depending on the nature of the underlying transaction. For these derivative instruments, we recognized an insignificant amount in the first quarter of 2008 in our condensed consolidated statement of earnings. As of March 31, 2008, we had hedged forecasted foreign currency transactions for periods not exceeding the next 45 months. Excluding intercompany loans, we had hedged forecasted foreign currency transactions for periods not exceeding the next nine months.

Impact on other comprehensive losses:

Derivatives accounted for as hedges affected accumulated other comprehensive losses, net of income taxes, as follows:

	For the Three Months Ended March 31,
	2008	2007
	(in millions)
Accumulated gain / (loss) at beginning of period	$27	$(4)
Transfer of realized gains in fair value to earnings	(3)	(1)
Unrealized gain in fair value	30	3

Accumulated gain / (loss) at March 31	$54	$(2)

Fair Value:
The fair value of our derivatives at March 31, 2008 was:
		Fair Value Measurements at Reporting Date Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)

Derivatives	$(272)	$15	$(287)	$-

Hedges of net investments in foreign operations:

We have numerous investments in foreign subsidiaries. The net assets of these subsidiaries are exposed to volatility in foreign currency exchange rates. We designated the euro denominated borrowings used to finance the Danone Biscuit acquisition as a net investment hedge of a portion of our overall European operations. The gains and losses in our net investment in these designated European operations are economically offset by losses and gains in our euro denominated borrowings. For the three months ended March 31, 2008, $301 million of losses, net of taxes, related to the euro denominated borrowings were included in our cumulative translation adjustment.

Note 12.   Commitments and Contingencies:

Legal Proceedings:

We are defendants in a variety of legal proceedings. Plaintiffs in a few of those cases seek substantial damages. We cannot predict with certainty the results of these proceedings. However, we believe that the final outcome of these proceedings will not materially affect our financial results.

Third-Party Guarantees:

We have third-party guarantees because of our acquisition, divestiture and construction activities. As part of those transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At March 31, 2008, the maximum potential payments under our third-party guarantees were $32 million, of which $8 million have no specified expiration dates. Substantially all of the remainder expire at various times through 2016. The carrying amounts of these guarantees were $26 million on our condensed consolidated balance sheet at March 31, 2008.

Note 13. Segment Reporting:

Kraft manufactures and markets packaged food products, including snacks, beverages, cheese, convenient meals and various packaged grocery products. We manage and report operating results through two commercial units, Kraft North America and Kraft International. We manage Kraft North America’s operations by product category, and its reportable segments are U.S. Beverages, U.S. Cheese, U.S. Convenient Meals, U.S. Grocery, U.S. Snacks & Cereals, and Canada & North America Foodservice. We manage Kraft International’s operations by geographic location, and its reportable segments are European Union and Developing Markets.

In February 2008, we announced the implementation of our new operating structure. Our new structure reflects our strategy to Rewire the Organization for Growth. Within our new structure, business units now have full P&L accountability and are staffed accordingly. This also ensures that we are putting our resources closer to where decisions are made that affect our consumers and customers. Our corporate and shared service functions are streamlining their organizations and focusing them on core activities that can more efficiently support the goals of the business units. As a result of implementing our new operating structure, we began reporting the results of operations under this new structure in the first quarter of 2008 and restated results from prior periods in a consistent manner. The changes were:

•	U.S. Cheese was organized as a standalone operating segment in order to create a more self-contained and integrated business unit in support of faster growth.

•	Our macaroni & cheese category as well as other dinner products were moved from our U.S. Convenient Meals segment to our U.S. Grocery segment to take advantage of operating synergies.

•

Canada and North America Foodservice were structured as a standalone reportable segment. This change allows us to deliver on the unique requirements of the Canadian consumer and customer while maintaining strong North American linkages to innovation, new product development and new capabilities to drive our business. Furthermore, it allows us to manage strategic customer decisions and continue to capture cross-border sales and marketing synergies within our Foodservice operations.

On April 8, 2008, we filed a Form 8-K with the SEC related to our new operating structure. Refer to the Form 8-K for additional information reconciling our prior period reportable business segments to our new reportable business segments.

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

Segment data were:

	For the Three Months Ended March 31,
	2008	2007
	(in millions; 2007 restated)
Net revenues:
Kraft North America:
U.S. Beverages	$772	$777
U.S. Cheese	957	880
U.S. Convenient Meals	1,032	960
U.S. Grocery	792	781
U.S. Snacks & Cereals	1,430	1,396
Canada & N.A. Foodservice	1,050	908
Kraft International:
European Union	2,719	1,750
Developing Markets	1,620	1,134

Net revenues	$10,372	$8,586

	For the Three Months Ended March 31,
	2008	2007
	(in millions; 2007 restated)
Earnings before income taxes
Operating income:
Segment operating income:
Kraft North America:
U.S. Beverages	$143	$139
U.S. Cheese	117	152
U.S. Convenient Meals	114	109
U.S. Grocery	254	247
U.S. Snacks & Cereals	168	234
Canada & N.A. Foodservice	111	82
Kraft International:
European Union	170	118
Developing Markets	148	93
General corporate expenses	(53)	(50)
Amortization of intangibles	(7)	(2)

Operating income	1,165	1,122
Interest and other debt expenses, net	(305)	(64)

Earnings before income taxes	$860	$1,058

We incurred asset impairment, exit and implementation costs of $98 million during the three months ended March 31, 2008. Refer to Note 2, Asset Impairment, Exit and Implementation Costs, for a breakout of charges by segment.

As discussed in Note 10. Divestitures, during the first quarter of 2008, we divested two small operations in Spain and recorded pre-tax losses of $18 million. We included these losses in the segment operating income of the European Union segment.

Net revenues by consumer sector, which includes the separation of Canada & N.A. Foodservice and Kraft International into sector components, and Cereals into the Grocery sector, were:

	For the Three Months Ended March 31, 2008
	Kraft North America	Kraft International	Total
	(in millions)

Snacks	$1,382	$2,400	$3,782
Beverages	888	1,142	2,030
Cheese	1,340	485	1,825
Grocery	1,027	213	1,240
Convenient Meals	1,396	99	1,495

Total net revenues	$6,033	$4,339	$10,372

	For the Three Months Ended March 31, 2007
	Kraft North America	Kraft International	Total
	(in millions, as restated)

Snacks	$1,314	$1,265	$2,579
Beverages	886	970	1,856
Cheese	1,190	374	1,564
Grocery	1,008	186	1,194
Convenient Meals	1,304	89	1,393

Total net revenues	$5,702	$2,884	$8,586

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

Executive Summary

The following executive summary provides significant highlights of the Discussion and Analysis that follows.

•	Net revenues in the first quarter of 2008 increased 20.8% to $10.4 billion.

•	Diluted EPS in the first quarter of 2008 decreased 7.0% to $0.40.

•	We recorded Restructuring Program charges of $98 million during the three months ended March 31, 2008.

•

On November 30, 2007, we acquired the global biscuit business of Groupe Danone S.A. for €5.1 billion (approximately $7.6 billion) in cash subject to purchase price adjustments. Danone Biscuit contributed net revenues of $706 million during the three months ended March 31, 2008.

•

On April 11, 2008, our wholly owned subsidiary, Cable Holdco, Inc., filed a preliminary registration statement on Form
S-1/S-4 with the SEC related to our November 15, 2007 agreement to merge our Post cereals business into Ralcorp Holdings, Inc. The transaction is subject to customary closing conditions, including anti-trust approval, IRS tax-free ruling and Ralcorp Holdings, Inc. shareholder approval. To date, we have obtained the IRS tax-free ruling, and both the U.S. and Canadian anti-trust approvals. We expect this transaction to be completed in mid-2008.

•

On March 20, 2008, we issued €2.85 billion (approximately $4.50 billion) of senior unsecured notes. We used the net proceeds (€2.83 billion) from the sale of the offered securities to repay a portion of the bridge facility used to fund our Danone Biscuit acquisition.

•

During the first quarter of 2008, we repurchased 21.3 million shares of our Common Stock for $650 million under our $5.0 billion share repurchase program. We had $850 million remaining under our share repurchase program at March 31, 2008.

Discussion and Analysis

Summary of Financial Results

The following table shows the significant changes in our net earnings and diluted EPS between the three months ended March 31, 2008 and 2007 (in millions, except per share data):

	For the Three Months Ended
	Net Earnings	Diluted EPS

March 31, 2007	$702	$0.43
2008 Losses on divestitures, net	(1)	-
2007 Losses on divestitures, net	8	-
Higher Restructuring Program costs	(13)	(0.01)
European Union segment reorganization	(3)	-
Increases in operations	56	0.03
Higher interest and other debt expense, net	(106)	(0.06)
2007 Interest from tax reserve transfers from Altria Group, Inc.	(50)	(0.03)
Other changes in taxes	15	0.01
Fewer shares outstanding	-	0.03

March 31, 2008	$608	$0.40

See below for a discussion of those events affecting comparability and a discussion of operating results.

Acquisitions and Divestitures

Danone Biscuit:

On November 30, 2007, we acquired the global biscuit business of Groupe Danone S.A. (“Danone Biscuit”) for €5.1 billion (approximately $7.6 billion) in cash subject to customary purchase price adjustments. The acquisition included 32 manufacturing facilities and approximately 14,000 employees. Danone Biscuit contributed net revenues of $706 million during the three months ended March 31, 2008. We acquired assets consisting primarily of goodwill of $4,871 million (which will not be deductible for statutory tax purposes), intangible assets of $2,196 million (substantially all of which are expected to be indefinite lived), receivables of $758 million, property plant and equipment of $958 million and inventories of $204 million. These amounts represent preliminary allocations of the purchase price and are subject to revision when appraisals are finalized, which will occur during 2008. We used borrowings of €5.1 billion to finance this acquisition. Interest incurred on these borrowings was the primary driver of the $164 million increase in interest and other debt expense during the first quarter of 2008 (after considering $77 million in interest income received from Altria in 2007).

Post Distribution:

On April 11, 2008, our wholly owned subsidiary, Cable Holdco, Inc., filed a preliminary registration statement on Form S-1/S-4 with the SEC related to our November 15, 2007 agreement to merge our Post cereals business into Ralcorp Holdings, Inc. (“Ralcorp”) after a tax-free distribution to our shareholders (the “Post Distribution”). We have signed an agreement with Ralcorp to execute the Post Distribution by means of a “Reverse-Morris Trust” transaction. This transaction is subject to customary closing conditions, including anti-trust approval, IRS tax-free ruling and Ralcorp shareholder approval. To date, we have obtained the IRS tax-free ruling, and both the U.S. and Canadian anti-trust approvals. We anticipate that this transaction will be completed in mid-2008.

The Post cereals business had net revenues of $270 million in the first quarter of 2008, and includes such cereals as Honey Bunches of Oats, Pebbles, Shredded Wheat, Selects, Grape Nuts and Honeycomb. The brands in this transaction are distributed primarily in North America. In addition to the Post brands, the transaction includes four manufacturing facilities and certain manufacturing equipment. We anticipate that approximately 1,230 employees will join Ralcorp following the consummation of the transaction.

Our shareholders will receive at least 30.3 million shares of Ralcorp stock after the Post Distribution and the subsequent merger of the Post cereals business with Ralcorp. Based on market conditions prior to closing, we will determine whether the shares will be distributed in a spin-off or a split-off transaction. Either type of transaction is expected to be tax-free to our U.S. shareholders. In a spin-off transaction, our shareholders would receive a pro rata number of Ralcorp shares. In a split-off transaction, our shareholders would have the option to exchange their Kraft shares and receive Ralcorp shares at closing, resulting in a reduction in the number of shares of our Common Stock outstanding. In either type of transaction, Kraft will receive approximately $960 million of cash-equivalent value, which will be used to repay debt.

Other:

In the first quarter of 2008, we divested two small operations in Spain. We made $11 million in disbursements and recorded pre-tax losses of $18 million on these divestitures.

During the first quarter of 2007, we received $200 million in proceeds and recorded pre-tax gains of $12 million on the divestiture of our hot cereal assets and trademarks. We recorded an after-tax loss of $8 million on this divestiture due to the differing book and tax bases.

The aggregate operating results of the acquisitions and divestitures discussed above were not material to our financial statements in any of the periods presented.

In April 2008, we signed agreements to divest a small biscuit operation in Spain and a trademark in Hungary. The transactions are subject to customary closing conditions, including regulatory approvals, and we expect them to close in 2008.

Restructuring Program

In January 2004, we announced a three-year restructuring program (the “Restructuring Program”) and, in January 2006, extended it through 2008. The objectives of this program are to leverage our global scale, realign and lower our cost structure, and optimize capacity. As part of the Restructuring Program, we anticipate:

•	incurring approximately $2.8 billion in pre-tax charges reflecting asset disposals, severance and implementation costs;

•	closing up to 35 facilities and eliminating approximately 14,000 positions;

•	using cash to pay for approximately $1.7 billion of the $2.8 billion in charges; and

•	reaching cumulative, annualized savings of $1.2 billion by the end of 2009.

In February 2008, we announced the implementation of our new operating structure built on three core elements: business units; shared services that leverage the scale of our global portfolio; and a streamlined corporate staff. Within our new structure, business units now have full P&L accountability and are staffed accordingly. This also ensures that we are putting our resources closer to where decisions are made that affect our consumers and customers. Our corporate and shared service functions are streamlining their organizations and focusing them on core activities that can more efficiently support the goals of the business units. The intent was to simplify, streamline and increase accountability, with the ultimate goal of generating reliable growth for Kraft. As a result, we will eliminate approximately 700 positions as we streamline our headquarters functions.

We incurred charges under the Restructuring Program of $98 million, or $0.04 per diluted share, during the three months ended March 31, 2008, and $88 million, or $0.03 per diluted share, during the three months ended March 31, 2007. Since the inception of the Restructuring Program, we have incurred $2.2 billion in charges, and paid cash for $1.1 billion related to those charges through March 31, 2008. We did not announce the closure of any plants during the first quarter of 2008; since the program began in 2004, we have announced the closure of 30 facilities. In connection with our severance initiatives, we eliminated approximately 12,000 positions as of March 31, 2008; at that time we had also announced the elimination of an additional 900 positions.

Under the Restructuring Program, we recorded asset impairment and exit costs of $80 million during the three months ended March 31, 2008, and $67 million during the three months ended March 31, 2007. We recorded implementation costs of $18 million during the three months ended March 31, 2008, and $21 million during the three months ended March 31, 2007. Implementation costs are directly attributable to exit costs; however, they do not qualify for treatment under Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. These costs primarily include the discontinuance of certain product lines, incremental expenses related to the closure of facilities and the reorganization of our European Union segment, discussed below. Management believes the disclosure of implementation charges provides readers of our financial statements greater transparency to the total costs of our Restructuring Program.

In addition, we expect to spend approximately $550 million in capital to implement the Restructuring Program. We have spent $421 million in capital since the inception of the Restructuring Program, including $34 million spent in the first quarter of 2008. Cumulative annualized cost savings resulting from the Restructuring Program were approximately $783 million through 2007. Incremental cost savings totaled approximately $65 million in the first quarter of 2008, resulting in cumulative annualized savings under the Restructuring Program of approximately $848 million to date. Refer to Note 2, Asset Impairment, Exit and Implementation Costs, for further details of our Restructuring Program.

European Union Segment Reorganization

We are also in the process of reorganizing our European Union segment to function on a pan-European centralized category management and value chain model. After the reorganization is complete, the European Principal Company (“EPC”) will manage the European Union segment categories centrally and make decisions for all aspects of the value chain, except for sales and distribution. The European subsidiaries will execute sales and distribution locally, and the local production companies will act as toll manufacturers on behalf of the EPC. The EPC legal entity has been incorporated as Kraft Foods Europe GmbH in Zurich, Switzerland. As part of this reorganization, we incurred $6 million of restructuring costs, $9 million of implementation costs and $3 million of non-recurring costs during the first quarter of 2008. Restructuring and implementation costs are recorded as part of our overall Restructuring Program. Other costs relating to our European Union segment reorganization are recorded as marketing, administration and research costs. Management believes the disclosure of implementation and other non-recurring charges provides readers of our financial statements greater transparency to the total costs of our European Union segment reorganization.

Provision for Income Taxes

Our effective tax rate was 29.3% in the first quarter of 2008, and 33.6% in the first quarter of 2007. Our effective tax rate includes tax benefits of $66 million in the first quarter of 2008 primarily resulting from the resolution of state tax audits and outstanding items in our international operations and the tax impact of the divestitures of two small operations in Spain. Our first quarter 2007 effective tax rate includes tax costs of $12 million, primarily resulting from the impacts of our hot cereal assets and trademarks divestiture and interest income from Altria related to the transfer of our federal tax contingencies, partially offset by repatriation benefits and the resolution of outstanding foreign items.

As a result of the Distribution, Altria transferred our federal tax contingencies of $375 million to our balance sheet and related interest income of $77 million, or $0.03 per diluted share, in the first quarter of 2007. Following the Distribution, we are no longer a member of the Altria consolidated tax return group, and we will file our own federal consolidated income tax return. We continue to assess opportunities to mitigate the loss of tax benefits as a result of filing separately, and currently estimate the annual amount of lost tax benefits to be in the range of $50 million to $75 million, as compared to 2007.

Consolidated Results of Operations

The following discussion compares our consolidated results of operations for the three months ended March 31, 2008 and 2007.

Many factors impact the timing of sales to our customers. These factors include, among others, the timing of holidays and other annual or special events, seasonality, significant weather conditions, timing of our own or customer incentive programs and pricing actions, customer inventory programs and general economic conditions.

	For the Three Months Ended March 31,
	2008	2007	$ change	% change
	(in millions, except per share data)

Net revenues	$10,372	$8,586	$1,786	20.8%

Operating income	1,165	1,122	43	3.8%

Net earnings	608	702	(94)	(13.4%)

Diluted earnings per share	0.40	0.43	(0.03)	(7.0%)

Net Revenues - Net revenues increased $1,786 million (20.8%), due to the impact of our Danone Biscuit acquisition (8.3 pp), favorable foreign currency (5.1 pp), higher net pricing (4.3 pp), favorable mix (3.6 pp) and higher volume (0.1 pp), partially offset by the impact of divestitures (0.6 pp). Foreign currency increased net revenues by $429 million, due primarily to the continuing strength of the euro, Canadian dollar and Brazilian real against the U.S. dollar. Total volume increased 6.1%, with 6.0 pp due to our Danone Biscuit acquisition net of divestitures. In addition, higher base business shipments in our international segments were offset by declines in the U.S. Beverages, U.S. Grocery and U.S. Cheese segments.

Operating Income - Operating income increased $43 million (3.8%), due primarily to higher pricing ($362 million), favorable volume/mix ($127 million), the impact of our Danone Biscuit acquisition ($85 million) and lower fixed manufacturing costs ($26 million). Offsetting these favorable items were higher input costs ($457 million, primarily higher commodity costs), higher marketing, administration and research costs ($76 million, including higher marketing support), losses on 2008 divestitures ($18 million), gain on a 2007 divestiture ($12 million) and higher Restructuring Program costs ($10 million). Foreign currency increased operating income by $33 million, due primarily to the continuing strength of the euro, Canadian dollar and Brazilian real against the U.S. dollar.

Net Earnings - Net earnings of $608 million decreased by $94 million (13.4%), due to higher interest expense, partially offset by a favorable effective tax rate and higher operating income.

Earnings per Share - First quarter 2008 diluted earnings per share were $0.40, down 7.0% from $0.43 in 2007. During the first quarter of 2008, we incurred $0.06 per diluted share ($164 million before taxes) in higher interest and other debt expense. Additionally, in the first quarter of 2007, we received $0.03 per diluted share ($77 million before taxes) in interest income from tax reserve transfers from Altria. During the first quarter of 2008, we benefited $0.03 per diluted share from a decrease in shares outstanding, and recognized income of $0.03 per diluted share ($86 million before taxes) due to increases in operations.

Results of Operations by Business Segment

We manage and report operating results through two commercial units, Kraft North America and Kraft International. We manage Kraft North America’s operations by product category, and Kraft International’s operations by geographic location.

Kraft North America’s segments are U.S. Beverages, U.S. Cheese, U.S. Convenient Meals, U.S. Grocery, U.S Snacks & Cereals, and Canada & North America Foodservice. The two international segments are European Union and Developing Markets.

In February 2008, we announced the implementation of our new operating structure. Our new structure reflects our strategy to Rewire the Organization for Growth. Within our new structure, business units now have full P&L accountability and are staffed accordingly. This also ensures that we are putting our resources closer to where decisions are made that affect our consumers and customers. Our corporate and shared service functions are streamlining their organizations and focusing them on core activities that can more efficiently support the goals of the business units. As a result of implementing our new operating structure, we began reporting the results of operations under this new structure in the first quarter of 2008 and restated results from prior periods in a consistent manner. The changes were:

•	U.S. Cheese was organized as a standalone operating segment in order to create a more self-contained and integrated business unit in support of faster growth.

•	Our macaroni & cheese category as well as other dinner products were moved from our U.S. Convenient Meals segment to our U.S. Grocery segment to take advantage of operating synergies.

•

Canada and North America Foodservice were structured as a standalone reportable segment. This change allows us to deliver on the unique requirements of the Canadian consumer and customer while maintaining strong North American linkages to innovation, new product development and new capabilities to drive our business. Furthermore, it allows us to manage strategic customer decisions and continue to capture cross-border sales and marketing synergies within our Foodservice operations.

On April 8, 2008, we filed a Form 8-K with the SEC related to our new operating structure. Refer to the Form 8-K for additional information reconciling our prior period reportable business segments to our new reportable business segments.

The following discussion compares our operating results of each of our reportable segments for the three months ended March 31, 2008 and 2007.

	For the Three Months Ended March 31,
	2008	2007
	(in millions; 2007 restated)
Net revenues:
Kraft North America:
U.S. Beverages	$772	$777
U.S. Cheese	957	880
U.S. Convenient Meals	1,032	960
U.S. Grocery	792	781
U.S. Snacks & Cereals	1,430	1,396
Canada & N.A. Foodservice	1,050	908
Kraft International:
European Union	2,719	1,750
Developing Markets	1,620	1,134

Net revenues	$10,372	$8,586

	For the Three Months Ended March 31,
	2008	2007
	(in millions; 2007 restated)
Operating income:
Segment operating income:
Kraft North America:
U.S. Beverages	$143	$139
U.S. Cheese	117	152
U.S. Convenient Meals	114	109
U.S. Grocery	254	247
U.S. Snacks & Cereals	168	234
Canada & N.A. Foodservice	111	82
Kraft International:
European Union	170	118
Developing Markets	148	93
General corporate expenses	(53)	(50)
Amortization of intangibles	(7)	(2)

Operating income	$1,165	$1,122

As discussed in Note 13, Segment Reporting, our management uses segment operating income to evaluate segment performance and allocate resources. Segment operating income excludes unallocated general corporate expenses and amortization of intangibles. Management believes it is appropriate to disclose this measure to help investors analyze segment performance and trends. We incurred asset impairment, exit and implementation costs of $98 million during the first quarter of 2008 and $88 million during the first quarter of 2007. Refer to Note 2, Asset Impairment, Exit and Implementation Costs, for a breakout of charges by segment.

U.S. Beverages

	For the Three Months Ended March 31,
	2008	2007	$ change	% change
	(in millions; 2007 restated)

Net revenues	$772	$777	$(5)	(0.6%)
Segment operating income	143	139	4	2.9%

Net revenues decreased $5 million (0.6%), due to lower volume (12.6 pp) and the impact of divestitures (3.0 pp), partially offset by favorable mix (10.1 pp) and higher net pricing (4.9 pp). Volume declines in the quarter were driven by ready-to-drink beverages, primarily Capri Sun and Kool-Aid. Favorable mix was driven by gains in Crystal Light On the Go and growth in premium and mainstream coffee. Higher net pricing reflects commodity-driven pricing in coffee and lower promotional spending in ready-to-drink beverages.

Segment operating income increased $4 million (2.9%), due primarily to higher net pricing, favorable mix and lower fixed manufacturing costs, partially offset by lower volume, higher input costs (primarily higher commodity costs) and higher Restructuring Program costs.

U.S. Cheese

	For the Three Months Ended March 31,
	2008	2007	$ change	% change
	(in millions; 2007 restated)

Net revenues	$957	$880	$77	8.8%
Segment operating income	117	152	(35)	(23.0%)

Net revenues increased $77 million (8.8%), due to higher net pricing (8.9 pp) and favorable mix (1.2 pp), partially offset by lower volume (1.3 pp). Higher net pricing was due to commodity-driven pricing, partially offset by increased promotional spending. Favorable mix was driven by new products, primarily LiveActive snacking and cottage cheeses and Singles Select processed cheese slices. Lower volume was primarily driven by declines in our cultured and natural cheese categories.

Segment operating income decreased $35 million (23.0%), due primarily to higher input costs (primarily higher commodity costs), higher marketing, administration and research costs (including higher marketing support) and unfavorable volume/mix, partially offset by higher net pricing.

U.S. Convenient Meals

	For the Three Months Ended March 31,
	2008	2007	$ change	% change
	(in millions; 2007 restated)

Net revenues	$1,032	$960	$72	7.5%
Segment operating income	114	109	5	4.6%

Net revenues increased $72 million (7.5%), due to favorable mix (2.9 pp), higher volume (2.7 pp) and higher net pricing (1.9 pp). Net revenues increased in meat due to higher shipments of sandwich meats and new product introductions, including Oscar Mayer Deli Fresh meats (Shaved Singles and Carved), Oscar Mayer Deli Creations sandwiches (Flatbreads) and Oscar Mayer Lunchables Jr. Also contributing to meats net revenue growth was higher net pricing, due to commodity-driven pricing in sandwich meats and hot dogs. In pizza, net revenues increased due to the volume growth in our DiGiorno and California Pizza Kitchen premium brands and higher commodity-driven pricing.

Segment operating income increased $5 million (4.6%), due primarily to higher net pricing and favorable volume/mix, which was partially offset by higher input costs (primarily higher commodity costs).

U.S. Grocery

	For the Three Months Ended March 31,
	2008	2007	$ change	% change
	(in millions; 2007 restated)

Net revenues	$792	$781	$11	1.4%
Segment operating income	254	247	7	2.8%

Net revenues increased $11 million (1.4%), due to higher net pricing (4.2 pp) and favorable mix (1.5 pp), partially offset by lower volume (4.3 pp). Net revenues increased due to higher commodity-driven pricing across our key categories, primarily Kraft macaroni & cheese dinners and pourable and spoonable salad dressings. Net revenues growth was partially offset by lower shipments in ready-to-eat desserts, pourable and spoonable salad dressings and barbecue sauce.

Segment operating income increased $7 million (2.8%), due primarily to higher net pricing and lower fixed manufacturing costs, partially offset by unfavorable volume/mix, higher commodity costs and higher marketing, administration and research costs (including higher marketing support costs).

U.S. Snacks & Cereals

	For the Three Months Ended March 31,
	2008	2007	$ change	% change
	(in millions; 2007 restated)

Net revenues	$1,430	$1,396	$34	2.4%
Segment operating income	168	234	(66)	(28.2%)

Net revenues increased $34 million (2.4%), due to higher net pricing (2.2 pp), higher volume (0.5 pp) and the impact of our Danone Biscuit acquisition (0.4pp), partially offset by the impact of the divestiture of our hot cereal assets and trademarks (0.7 pp). Biscuit net revenues increased, driven by higher net pricing and higher volume. Biscuit volume growth was due to base business gains in Oreo Cookies and Ritz Crackers, as well as new product introductions including Oreo Cakesters, Candy Bites 100 Calorie Packs, and Chips Ahoy! and Nutter Butter Big & Soft Cookies. Ready-to-eat cereal net revenues increased, driven by higher net pricing and volume gains in Kids cereals. Snack bars net revenues were lower primarily due to volume declines in South Beach Living bars.

Segment operating income decreased $66 million (28.2%), due primarily to higher input costs (primarily higher commodity costs), higher marketing, administration and research costs and the 2007 gain on the divestiture of our hot cereal assets and trademarks, partially offset by higher net pricing and favorable volume/mix.

Canada & N.A. Foodservice

	For the Three Months Ended March 31,
	2008	2007	$ change	% change
	(in millions; 2007 restated)

Net revenues	$1,050	$908	$142	15.6%
Segment operating income	111	82	29	35.4%

Net revenues increased $142 million (15.6%), due primarily to favorable foreign currency (9.9 pp), higher net pricing (4.0 pp) and higher volume (2.5 pp), partially offset by the impact of divestitures (0.7 pp). In Canada, net revenues growth was primarily driven by volume gains across most retail businesses and favorable foreign currency movements. In N.A. Foodservice, net revenues growth was primarily driven by higher commodity-driven pricing and favorable foreign currency movements.

Segment operating income increased $29 million (35.4%), due primarily to higher net pricing, favorable foreign currency, favorable volume/mix and lower fixed manufacturing costs, partially offset by higher commodity costs and higher Restructuring Program costs.

European Union

	For the Three Months Ended March 31,
	2008	2007	$ change	% change
	(in millions)

Net revenues	$2,719	$1,750	$969	55.4%
Segment operating income	170	118	52	44.1%

Net revenues increased $969 million (55.4%), due to the impacts of our Danone Biscuit acquisition (33.5 pp), favorable foreign currency (13.3 pp), higher volume (5.8 pp), favorable mix (2.1 pp) and higher net pricing (1.6 pp), partially offset by the impact of divestitures (0.9 pp). Net revenues growth was driven by volume gains and favorable mix in chocolate, coffee and cheese. Higher commodity-driven pricing was partially offset by higher promotional spending (primarily in chocolate).

Segment operating income increased $52 million (44.1%), due primarily to the impact of our Danone Biscuit acquisition, favorable volume/mix, higher net pricing and favorable foreign currency, partially offset by higher commodity costs and the net loss on the divestitures of two small operations in Spain.

Developing Markets

	For the Three Months Ended March 31,
	2008	2007	$ change	% change
	(in millions)

Net revenues	$1,620	$1,134	$486	42.9%
Segment operating income	148	93	55	59.1%

Net revenues increased $486 million (42.9%), due primarily to the impacts of our Danone Biscuit acquisition (11.3 pp), favorable foreign currency (9.9 pp), higher net pricing (9.1 pp), higher volume (8.4 pp) and favorable mix (4.2 pp). In Eastern Europe, Middle East & Africa, net revenues increased, driven by volume growth in chocolate, cheese, biscuits and coffee categories, higher net pricing across the region, our Danone Biscuit acquisition and favorable foreign currency. In Latin America, net revenues increased, driven by higher pricing, favorable volume/mix and favorable foreign currency in Brazil; favorable volume/mix and higher pricing in Argentina; and higher pricing and favorable volume/mix in Venezuela. In Asia Pacific, net revenues increased, due primarily to our Danone Biscuit acquisition, higher volume in Southeast Asia, China and Australia and favorable foreign currency.

Segment operating income increased $55 million (59.1%), due primarily to higher net pricing, favorable volume/mix, the impact of our Danone Biscuit acquisition and favorable foreign currency, partially offset by higher commodity costs and higher marketing, administration and research costs (including higher marketing support).

Commodity Trends

We are a major purchaser of dairy, coffee, cocoa, wheat, corn products, soybean and vegetable oils, nuts, meat products, and sugar and other sweeteners. We also use significant quantities of glass, plastic and cardboard to package our products, and natural gas for our factories and warehouses. We continuously monitor worldwide supply and cost trends of these commodities so we can act quickly to obtain ingredients and packaging needed for production.

During the first quarter of 2008, our aggregate commodity costs rose significantly as a result of higher dairy, coffee, cocoa, wheat, soybean oil and packaging costs. For the first quarter of 2008, our commodity costs were approximately $460 million higher than in the first quarter of 2007, with dairy costs accounting for approximately $200 million of the overall increase. We expect the higher cost environment to continue, particularly for dairy, grains, energy and packaging.

Liquidity

We believe that our cash from operations, our existing $4.5 billion credit facility and our authorized long-term financing will provide sufficient liquidity to meet our working capital needs (including the cash requirements of the Restructuring Program), planned capital expenditures, future contractual obligations, authorized share repurchases and payment of our anticipated quarterly dividends.

Net Cash Provided by Operating Activities:

During the first quarter of 2008, operating activities provided $217 million net cash, compared with $161 million in the comparable 2007 period. Operating cash flows increased in the first three months of 2008 in comparison with the same period in 2007 primarily because of $128 million in lower working capital costs (principally due to the timing of payments for income taxes and accrued liabilities, partially offset by higher commodity costs). The decrease in working capital costs was partially offset by lower earnings.

Net Cash (Used in) / Provided by Investing Activities:

During the first quarter of 2008, net cash used in investing activities was $294 million, compared with $26 million provided by investing activities in the first quarter of 2007. The increase in cash used in investing activities primarily relates to lower proceeds from divestitures and higher capital expenditures in 2008. During the first quarter of 2008, we made $11 million in disbursements on divestitures of two small operations in Spain. During the first quarter of 2007, we divested our hot cereal assets and trademarks, and received $200 million in proceeds.

Capital expenditures for the first quarter of 2008 were $271 million, compared with $180 million in the first quarter of 2007. We expect full-year capital expenditures to be in line with 2007 expenditures of $1.2 billion, including capital expenditures required for the Restructuring Program and systems investments. We expect to fund these expenditures with cash from operations.

Net Cash Provided by / (Used in) Financing Activities:

During the first quarter of 2008, financing activities provided $99 million net cash, compared with $176 million used in financing activities during the first quarter of 2007. The increase in net cash provided by financing activities is due primarily to the $4.5 billion in proceeds from our long-term debt offering and $1.1 billion in net commercial paper issuances, partially offset by a $4.5 billion payment on the bridge facility used to fund our Danone Biscuit acquisition and $650 million in Common Stock share repurchases.

Borrowing Arrangements:

At December 31, 2007, we had €3.8 billion (approximately $5.5 billion) borrowed under the 364-day bridge facility agreement we used to acquire Danone Biscuit (“Danone Biscuit Bridge Facility”). According to the credit agreement, we are required to repay borrowings with the net cash proceeds from debt offerings having a maturity of greater than one year. As such, we repaid €2.8 billion (approximately $4.5 billion) of the Danone Biscuit Bridge Facility with the proceeds from our March 20, 2008 debt issuance. At March 31, 2008, we had €0.9 billion (approximately $1.5 billion) of outstanding borrowings under this facility, which we intend to repay with proceeds from the issuance of investment grade bonds or other securities.

We maintain a revolving credit facility that we have historically used for general corporate purposes and to support our commercial paper issuances. The $4.5 billion, multi-year revolving credit facility expires in April 2010. No amounts were drawn on this facility at March 31, 2008.

We must maintain a net worth of at least $20.0 billion under the terms of our revolving credit facility. At March 31, 2008, our net worth was $27.3 billion. We expect to continue to meet this covenant. The revolving credit facility has no other financial covenants, credit rating triggers or provisions that could require us to post collateral as security.

In addition to the above, some of our international subsidiaries maintain primarily uncommitted credit lines to meet short-term working capital needs. Collectively, these credit lines amounted to $1.6 billion at March 31, 2008. Borrowings on these lines amounted to $313 million at March 31, 2008, and $250 million at December 31, 2007.

Debt:

Our total debt was $22.7 billion at March 31, 2008, and $21.0 billion at December 31, 2007. Our debt-to-capitalization ratio was 0.45 at March 31, 2008, and 0.43 at December 31, 2007.

On March 20, 2008, we issued €2.85 billion (approximately $4.50 billion) of senior unsecured notes. We used the net proceeds (€2.83 billion) from the sale of the offered securities to repay a portion of our Danone Biscuit Bridge Facility. Refer to Note 4, Debt and Borrowing Arrangements, for further details of the €2.85 billion debt offering.

We refinance long-term and short-term debt from time to time. The nature and amount of our long-term and short-term debt and the proportionate amount of each varies as a result of future business requirements, market conditions and other factors. At March 31, 2008, we had approximately $5.5 billion remaining in long-term financing authority from our Board of Directors, of which €0.9 billion (approximately $1.5 billion) was earmarked for the refinancing of our Danone Biscuit Bridge Facility.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

We have no off-balance sheet arrangements other than the guarantees and contractual obligations that are discussed below and in our Form 10-K/A for the year ended December 31, 2007.

Guarantees:

As discussed in Note 12, Commitments and Contingencies, we have third-party guarantees because of our acquisition, divestiture and construction activities. As part of those transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At March 31, 2008, the maximum potential payments under our third-party guarantees were $32 million, of which $8 million have no specified expiration dates. Substantially all of the remainder expire at various times through 2016. The carrying amounts of these guarantees were $26 million on our condensed consolidated balance sheet at March 31, 2008.

In addition, at March 31, 2008, we were contingently liable for $193 million of guarantees related to our own performance. These include letters of credit related to dairy commodity purchases and guarantees related to the payment of custom duties and taxes, and other letters of credit.

Guarantees do not have, and we do not expect them to have, a significant impact on our liquidity.

Aggregate Contractual Obligations:

Our Form 10-K/A for the year ended December 31, 2007 contains a table that summarizes our known obligations to make future payments. Other than the items discussed below, there have been no significant changes to our future payment obligations since December 31, 2007.

The following table summarizes our contractual obligations with respect to long-term debt, including capital leases, and interest expense at March 31, 2008:

	Payments Due for the Year Ended March 31,
					2014 and Thereafter
	Total	2009	2010-11	2012-13
	(in millions)

Long-term debt (1)	$18,114	$708	$1,253	$7,609	$8,544
Interest expense (2)	9,900	1,075	2,051	1,602	5,172
Capital leases	61	8	15	11	27

(1)	Amounts represent the expected cash payments of our long-term debt and do not include unamortized bond premiums or discounts.
(2)	Amounts represent the expected cash payments of our interest expense on our long-term debt. Interest calculated on our variable rate debt was forecasted using a LIBOR forward curve analysis as of March 31, 2008. Interest calculated on our euro notes was forecasted using the euro to U.S. dollar exchange rate as of March 31, 2008. An insignificant amount of interest expense was excluded from the table for a portion of our foreign debt due to the complexities involved in forecasting expected interest payments.

Equity and Dividends

Stock Repurchases:

Our Board of Directors authorized the following Common Stock repurchase program. We are not obligated to repurchase any of our Common Stock and may suspend any program at our discretion. We made these repurchases of our Common Stock in open market transactions.

Share Repurchase Program authorized by the Board of Directors	$5.0 billion

Authorized period for repurchase	April 2007 – March 2009

Aggregate cost of shares repurchased in first quarter 2008 (millions of shares)	$650 million (21.3 shares)

Aggregate cost of shares repurchased life-to-date under program (millions of shares)	$4.1 billion (127.0 shares)

As of March 31, 2008, we had $850 million remaining under our $5.0 billion share repurchase program and we expect to complete the program before the authorization expires in March 2009.

Stock Based Compensation:

Beginning in 2008, we changed our annual and long-term incentive compensation programs to further align them with shareholder returns. Under the annual incentive program, we now grant equity in the form of both restricted stock and stock options. The restricted stock will continue to vest 100% after three years, and the stock options will vest one-third each year over three years. Additionally, we changed our long-term incentive plan from a cash-based program to a share-based program.

In January 2008, we granted 1.4 million shares of stock in connection with our long-term incentive plan. The market value per share was $32.26 on the date of grant, and the shares vest based on varying performance, market and service vesting conditions. The unvested shares have no voting rights and do not pay dividends.

In February 2008, as part of our annual incentive program, we issued 3.4 million shares of restricted stock and stock rights to eligible U.S. and non-U.S. employees. Restrictions on these shares and rights lapse in the first quarter of 2011. The market value per restricted share or right was $29.49 on the date of grant. Also, as part of our annual incentive program, we granted 13.5 million stock options to eligible U.S. and non-U.S. employees at an exercise price of $29.49. The stock options vest one-third each year, beginning in 2009.

Additionally, we issued 0.1 million off-cycle shares of restricted stock and stock rights during the first quarter of 2008. The weighted-average market value per restricted share or right was $31.18 on the date of grant. The total number of restricted shares and rights issued in the first quarter of 2008 was 4.9 million, including those issued as part of our long-term incentive plan.

Dividends:

We paid dividends of $415 million in the first quarter of 2008 and $409 million in the first quarter of 2007. The 1% increase reflects a higher dividend rate in 2008, partially offset by a lower number of shares outstanding because of share repurchases. As a result, our present annualized dividend rate is $1.08 per common share. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision-making.

2008 Outlook

During our quarterly earnings call, we reaffirmed that we expect diluted EPS of at least $1.56 for 2008. Our guidance reflects $0.34 per diluted share in costs related to the Restructuring Program, up from $0.19 in 2007. Our guidance reflects the inclusion of the Danone Biscuit business for 2008, but does not include the impact of our agreement to merge our Post cereals business with Ralcorp Holdings, Inc.

The factors described in the “Risk Factors” section of our Form 10-K/A for the year ended December 31, 2007, represent continuing risks to these forecasts.

Significant Accounting Estimates

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Our significant accounting policies are described in Note 1 to our consolidated financial statements in our 2007 Form 10-K/A. Our significant accounting estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2007 Form 10-K/A. The impact of new accounting standards is discussed in the following section. There were no other changes in our accounting policies in the current period that had a material impact on our financial statements.

New Accounting Standards

See Notes 1 and 7 to the condensed consolidated financial statements for a discussion of new accounting standards.

Contingencies

See Note 12, Commitments & Contingencies, and Part II – Other Information, Item 1. Legal Proceedings for a discussion of contingencies.

Forward-Looking Statements

This report contains forward-looking statements regarding our intent to merge our Post cereals business with Ralcorp, the closing date and that closing is subject to customary closing conditions, the number of employees we anticipate will join Ralcorp, the amount of Ralcorp stock our shareholders will own, that the transaction is expected to be tax-free to our U.S. shareholders, the effects depending on whether we determine to do a spin-off or a split-off and the amount of cash we will receive; with regard to our acquisition of Danone Biscuit, the timing of finalizing appraisals; with regard to our Restructuring Program, our pre-tax charges, the number of facilities we intend to close and the number of positions we will eliminate, the use of cash to pay approximately $1.7 billion of the charges, the amount of cumulative, annualized savings and the amount we expect to spend in capital to implement the program; with regard to implementing our new operating structure, the intent to simplify, streamline and increase accountability to generate reliable growth for Kraft; the number of positions we will eliminate in connection with severance initiatives; our ability to reorganize our European Union segment to function on a pan-European centralized category management and value chain model; expected annual lost tax benefits due to filing separately from Altria; our expectation that the higher cost environment will continue, particularly for dairy, grains, energy and packaging; our expectation for, and how we intend to fund, 2008 capital expenditures; our intent to repay borrowings under the Danone Biscuit Bridge Facility from the proceeds of the issuance of investment grade bonds or other securities; our expectation to continue to meet financial covenants under our revolving credit facility; the effect of guarantees on our liquidity; our belief regarding our liquidity; our expectation to complete the current authorization under our share repurchase program before the authorization expires in March 2009; our 2008 Outlook, specifically diluted EPS, costs, savings and spending related to our Restructuring Program; our 2008 effective tax rate; our expectation that the provisions of SFAS Nos. 141(R) and 157 will not have a material impact; and our belief that the final outcome of our legal proceedings will not materially affect our financial results.

These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below and those contained in the “Risk Factors” found in our Form 10-K/A for the year ended December 31, 2007, identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Such factors, include, but are not limited to, continued higher input costs, pricing actions, increased competition, our ability to differentiate our products from private label products, increased costs of sales, our ability to realize the expected cost savings and spending from our planned Restructuring Program, difficulty in obtaining materials from our suppliers, the ability to supply our products and meet demand for our products, our indebtedness and our ability to pay our indebtedness, unexpected safety or manufacturing issues, FDA or other regulatory actions or delays, unanticipated expenses such as litigation or legal settlement expenses, our inability to successfully integrate the Danone Biscuit business, our failure to consummate the Post merger, a shift in our product mix to lower margin offerings, risks from operating internationally, our ability to protect our intellectual and other proprietary rights, our ability to retain key employees and tax law changes. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As Kraft operates globally, we use certain financial instruments to manage our foreign currency exchange rate and commodity price risks. We monitor and manage these exposures as part of our overall risk-management program. Our risk management program focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. We maintain foreign currency and commodity price risk management policies that principally use derivative instruments to reduce significant, unanticipated earnings fluctuations that may arise from volatility in foreign currency exchange rates and commodity prices. We also sell commodity futures to unprice future purchase commitments. We occasionally use related futures to cross-hedge a commodity exposure. We are not a party to leveraged derivatives and, by policy, do not use financial instruments for speculative purposes. Refer to Note 11, Financial Instruments, for further details of our foreign currency and commodity price risk management policies and the types of derivative instruments we use to hedge those exposures.

There were no significant changes in our commodity or foreign currency exposures since December 31, 2007. Additionally, there were no changes in the types of derivative instruments we use to hedge those exposures.

Item 4. Controls and Procedures.

a)	Evaluation of Disclosure Controls and Procedures

Management, together with our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. We acquired the global biscuit business of Groupe Danone S.A. (“Danone Biscuit”) on November 30, 2007, and it represented approximately 13.9% of our total assets as of March 31, 2008. As the acquisition occurred during the last 12 months, the scope of our assessment of the effectiveness of internal control over financial reporting does not include Danone Biscuit. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective.

b)	Changes in Internal Control Over Financial Reporting

Management, together with our Chief Executive Officer and Chief Financial Officer, evaluated the changes in our internal control over financial reporting during the quarter ended March 31, 2008. We determined that there were no changes in our internal control over financial reporting during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We are defendants in a variety of legal proceedings. Plaintiffs in a few of those cases seek substantial damages. We cannot predict with certainty the results of these proceedings. However, we believe that the final outcome of these proceedings will not materially affect our financial results.

The patent infringement lawsuit filed on August 27, 2007 by The Procter & Gamble Company (“P&G”) in the U.S. District Court for the Northern District of California (“ND California Court”) against our wholly owned subsidiary, Kraft Foods Global, Inc. (“KFGI”), alleging infringement of P&G’s U.S. Patent Number 7,169,418 (“the P&G 418 Patent”) remains stayed in that court. Subsequent to the granting of the stay, our wholly owned subsidiary, Kraft Foods Holdings, Inc. (“KFHI”), filed a lawsuit against P&G in the U.S. District Court for the Western District of Wisconsin (“WD Wisconsin Court”) alleging infringement of KFHI’s U.S. Patent Number 7,074,443, titled “Vented Can Overcap.” That matter is pending and is expected to go to trial in September 2008. On October 31, 2007, P&G filed a counter claim in the WD Wisconsin Court against KFGI and KFHI alleging infringement of its U.S. Patent Number 7,169,419, entitled “Packaging System to Provide Fresh Packed Coffee” (“P&G 419 Patent”). The WD Wisconsin Court, noting similarities between the P&G 419 Patent and the P&G 418 Patent, granted KFHI’s motion to transfer the P&G 419 Patent counterclaim to the ND California Court on January 25, 2008. On March 5, 2008, KFHI filed a motion to stay the lawsuit alleging infringement of the P&G 419 Patent for essentially the same reasons that the P&G 418 Patent suit was stayed. That motion is now pending in the ND California Court.

Item 1A.  Risk Factors.

There were no material changes to the risk factors disclosed in our Form 10-K/A for the year ended December 31, 2007, in response to Item 1A, Risk Factors, to Part I of our report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our share repurchase program activity for each of the three months ended March 31, 2008 was:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)

January 1-31, 2008	680,000	$29.32	106,336,803	$1,480,061,343
February 1-29, 2008	9,790,000	$30.05	116,126,803	$1,185,897,851
March 1-31, 2008	10,842,255	$30.98	126,969,058	$850,000,012

Pursuant to Publicly Announced Plans or Programs	21,312,255

January 1-31, 2008 (c)	265	$32.81
February 1-29, 2008 (c)	1,356,860	$29.49
March 1-31, 2008 (c)	45,719	$30.69

For the Quarter Ended March 1-31, 2008	22,715,099	$30.44

(a)	Our two-year, $5.0 billion share repurchase program began on March 30, 2007. We are not obligated to acquire any amount of our Common Stock and may suspend the program at our discretion.
(b)	Aggregate number of shares repurchased under the share repurchase program as of the end of the period presented.
(c)	Shares tendered to us by employees who vested in restricted stock and rights, and used shares to pay the related taxes. As such, these are non-cash transactions.

Item 6. Exhibits.

1.1	Subscription Agreement, among Kraft Foods Inc., Credit Suisse Securities (Europe) Limited, Goldman Sachs International, HSBC Bank plc, J.P. Morgan Securities Ltd., Société Générale, UBS Limited, ABN AMRO Bank N.V., Banca IMI S.p.A., BBVA Securities, Inc., BNP Paribas and Lehman Brothers International (Europe), dated March 18, 2008.

1.2	Agency Agreement, among Kraft Foods Inc., Deutsche Bank Luxembourg S.A., as registrar, and the transfer agent and paying agents named therein, dated as of March 20, 2008.

4.1	Form of Global Note Certificate for €2,000,000,000 5.75% Notes due 2012.

4.2	Form of Global Note Certificate for €850,000,000 6.25% Notes due 2015.

10.1	Kraft Foods Inc. 2005 Performance Incentive Plan, as revised April 1, 2008.*

10.2	Kraft Foods Inc. Change in Control Plan for Key Executives, as revised April 1, 2008.*

12	Statement regarding computation of ratios of earnings to fixed charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits 10.1 and 10.2 are re-filed with this Form 10-Q as revised to correct inadvertent administrative errors.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRAFT FOODS INC.

/s/  TIMOTHY R. MCLEVISH

Timothy R. McLevish

Executive Vice President and

Chief Financial Officer

May 2, 2008