Form 10-Q
period 2008-06-30
KRAFT FOODS INC
filed 2008-08-01
CIK 1103982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

At June 30, 2008, there were 1,518,113,053 shares of the registrant’s common stock outstanding.

KRAFT FOODS INC.

TABLE OF CONTENTS

		Page No.

PART I –	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Earnings for the Three Months and Six Months Ended June 30, 2008 and 2007	1

	Condensed Consolidated Balance Sheets at June 30, 2008 and December 31, 2007	2

	Condensed Consolidated Statements of Shareholders’ Equity for the Year Ended December 31, 2007 and the Six Months Ended June 30, 2008	3

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007	4

	Notes to Condensed Consolidated Financial Statements	5-21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-39

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39

Item 4.	Controls and Procedures	40

PART II –	OTHER INFORMATION

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 4.	Submission of Matters to a Vote of Security Holders	41

Item 6.	Exhibits	42

Signature		43

In this report, “Kraft,” “we,” “us” and “our” refers to Kraft Foods Inc. and subsidiaries, and “Common Stock” refers to Kraft’s Class A common stock.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net revenues	$11,176	$9,205	$21,548	$17,791
Cost of sales	7,132	5,945	14,023	11,480

Gross profit	4,044	3,260	7,525	6,311

Marketing, administration and research costs	2,353	1,969	4,564	3,841
Asset impairment and exit costs	103	107	183	174
Losses / (gains) on divestitures, net	74	(8)	92	(20)
Amortization of intangibles	4	4	11	6

Operating income	1,510	1,188	2,675	2,310

Interest and other debt expense, net	331	149	636	213

Earnings before income taxes	1,179	1,039	2,039	2,097

Provision for income taxes	447	332	699	688

Net earnings	$732	$707	$1,340	$1,409

Per share data:

Basic earnings per share	$0.49	$0.45	$0.89	$0.88

Diluted earnings per share	$0.48	$0.44	$0.88	$0.87

Dividends declared	$0.27	$0.25	$0.54	$0.50

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions of dollars)

(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$708	$567
Receivables (less allowances of $117 in 2008 and $94 in 2007)	5,223	5,197
Inventories:
Raw materials	1,968	1,605
Finished product	2,878	2,491

Total inventories	4,846	4,096
Deferred income taxes	481	575
Other current assets	416	302

Total current assets	11,674	10,737

Property, plant and equipment, at cost	20,507	19,204
Less accumulated depreciation	9,043	8,426

Property, plant and equipment, net	11,464	10,778
Goodwill	30,497	31,193
Intangible assets, net	13,840	12,200
Prepaid pension assets	1,717	1,648
Other assets	1,653	1,437

TOTAL ASSETS	$70,845	$67,993

LIABILITIES
Short-term borrowings	$2,217	$7,385
Current portion of long-term debt	725	722
Accounts payable	3,541	4,065
Accrued marketing	1,964	1,833
Accrued employment costs	835	913
Other current liabilities	2,548	2,168

Total current liabilities	11,830	17,086

Long-term debt	19,348	12,902
Deferred income taxes	5,675	4,876
Accrued pension costs	844	810
Accrued postretirement health care costs	2,896	2,846
Other liabilities	2,302	2,178

TOTAL LIABILITIES	42,895	40,698

Contingencies (Note 12)

SHAREHOLDERS’ EQUITY
Common Stock, no par value (1,735,000,000 shares issued in 2008 and 2007)	–	–
Additional paid-in capital	23,441	23,445
Retained earnings	12,670	12,209
Accumulated other comprehensive losses	(1,174)	(1,835)
Treasury stock, at cost	(6,987)	(6,524)

TOTAL SHAREHOLDERS’ EQUITY	27,950	27,295

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$70,845	$67,993

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(in millions of dollars, except per share data)

(Unaudited)

				Accumulated
				Other
		Additional		Comprehensive		Total
	Common	Paid-in	Retained	(Losses) /	Treasury	Shareholders’
	Stock	Capital	Earnings	Earnings	Stock	Equity

Balances at January 1, 2007	$–	$23,626	$11,128	$(3,069)	$(3,130)	$28,555
Comprehensive earnings:
Net earnings	–	–	2,590	–	–	2,590
Other comprehensive earnings, net of income taxes	–	–	–	1,234	–	1,234

Total comprehensive earnings *						3,824

Initial adoption of FIN 48	–	–	213	–	–	213
Exercise of stock options and issuance of other stock awards	–	33	(79)	–	293	247
Net settlement of employee stock awards with Altria Group, Inc.	–	(179)	–	–	–	(179)
Cash dividends declared ($1.04 per share)	–	–	(1,643)	–	–	(1,643)
Common Stock repurchased	–	–	–	–	(3,687)	(3,687)
Other	–	(35)	–	–	–	(35)

Balances at December 31, 2007	$–	$23,445	$12,209	$(1,835)	$(6,524)	$27,295
Comprehensive earnings:
Net earnings	–	–	1,340	–	–	1,340
Other comprehensive earnings, net of income taxes	–	–	–	661	–	661

Total comprehensive earnings *						2,001

Exercise of stock options and issuance of other stock awards	–	(4)	(57)	–	187	126
Cash dividends declared ($0.54 per share)	–	–	(822)	–	–	(822)
Common Stock repurchased	–	–	–	–	(650)	(650)

Balances at June 30, 2008	$–	$23,441	$12,670	$(1,174)	$(6,987)	$27,950

*	Total comprehensive earnings were $1,000 million for the quarter ended June 30, 2008, $1,046 million for the quarter ended June 30, 2007 and $1,804 million for the six months ended June 30, 2007.

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions of dollars)

(Unaudited)

	For the Six Months Ended
	June 30,
	2008	2007
CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES
Net earnings	$1,340	$1,409
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	507	442
Deferred income tax benefit	(27)	(100)
Losses / (gains) on divestitures, net	92	(20)
Asset impairment and exit costs, net of cash paid	103	59
Change in assets and liabilities, excluding the effects of acquisitions and divestitures:
Receivables, net	64	10
Inventories	(665)	(429)
Accounts payable	(168)	(123)
Amounts due to Altria Group, Inc. and affiliates	–	(88)
Other working capital items	(66)	(322)
Change in pension assets and postretirement liabilities, net	14	91
Other	155	481

Net cash provided by operating activities	1,349	1,410

CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES
Capital expenditures	(590)	(506)
Acquisitions, net of cash received	(99)	–
Proceeds from divestitures	76	203
Other	(4)	10

Net cash used in investing activities	(617)	(293)

CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES
Net (repayment) / issuance of short-term borrowings	(5,580)	3,289
Long-term debt proceeds	6,459	28
Long-term debt repaid	(35)	(1,034)
Decrease in amounts due to Altria Group, Inc. and affiliates	–	(149)
Repurchase of Common Stock	(650)	(2,207)
Dividends paid	(826)	(820)
Other	7	(57)

Net cash used in financing activities	(625)	(950)

Effect of exchange rate changes on cash and cash equivalents	34	13

Cash and cash equivalents:
Increase	141	180
Balance at beginning of period	567	239

Balance at end of period	$708	$419

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

Reclassification:

We reclassified dividends payable, other accrued liabilities and income taxes in the prior year balance sheet from separate line items into other current liabilities to conform with the current year’s presentation. We reclassified income taxes in the prior year statement of cash flows from a separate line item into other working capital items to conform with the current year’s presentation.

New Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, as amended in February 2008 by FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP FAS 157-2 defers the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. As such, we partially adopted the provisions of SFAS No. 157 effective January 1, 2008. The partial adoption of this statement did not have a material impact on our financial statements. We expect to adopt the remaining provisions of SFAS No. 157 beginning in 2009. We expect this adoption to impact the way in which we calculate fair value for our annual impairment review of goodwill and non-amortizable intangible assets, and when conditions exist that require us to calculate the fair value of long-lived assets; however, we do not expect this adoption to have a material impact on our financial statements.

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

Note 2.  Asset Impairment, Exit and Implementation Costs:

Restructuring Program

In January 2004, we announced a three-year restructuring program (the “Restructuring Program”) and, in January 2006, extended it through 2008. The objectives of this program are to leverage our global scale, realign and lower our cost structure, and optimize capacity. As part of the Restructuring Program, we anticipate:

•	incurring approximately $2.8 billion in pre-tax charges reflecting asset disposals, severance and implementation costs;
•	closing up to 35 facilities and eliminating approximately 14,400 positions; and
•	using cash to pay for approximately $1.7 billion of the $2.8 billion in charges.

We incurred $219 million in charges under the Restructuring Program during the first six months of 2008. Since the inception of the Restructuring Program, we have incurred $2.3 billion in charges and paid cash for $1.2 billion.

In February 2008, we announced the implementation of our new operating structure built on three core elements: business units; shared services that leverage the scale of our global portfolio; and a streamlined corporate staff. Within our new structure, business units now have full P&L accountability and are staffed accordingly. This also ensures that we are putting our resources closer to where decisions are made that affect our consumers and customers. Our corporate and shared service functions are streamlining their organizations and focusing them on core activities that can more efficiently support the goals of the business units. The intent is to simplify, streamline and increase accountability, with the ultimate goal of generating reliable growth for Kraft. In total, we will eliminate approximately 700 positions as we streamline our headquarter functions.

We are also in the process of reorganizing our European Union segment to function on a pan-European centralized category management and value chain model. After the reorganization is complete, the European Principal Company (“EPC”) will manage the European Union segment categories centrally and make decisions for all aspects of the value chain, except for sales and distribution. The European subsidiaries will execute sales and distribution locally, and the local production companies will act as toll manufacturers on behalf of the EPC. The EPC legal entity has been incorporated as Kraft Foods Europe GmbH in Zurich, Switzerland. As part of this reorganization, we incurred $17 million of implementation costs and $4 million of non-recurring costs during the six months ended June 30, 2008. Implementation costs are included in the total Restructuring Program charges. Other costs relating to our European Union segment reorganization are recorded as marketing, administration and research costs. Management believes the disclosure of implementation and other non-recurring charges provides readers of our financial statements greater transparency to the total costs of our European Union segment reorganization.

Restructuring Costs:

Under the Restructuring Program, we recorded asset impairment and exit costs of $103 million during the three months and $183 million during the six months ended June 30, 2008. We expect to pay cash for approximately $149 million of the charges that we incurred during the first six months of 2008. We announced the closure of two plants during the first six months of 2008; since the program began in 2004, we have announced the closure of 32 facilities.

Restructuring liability activity for the six months ended June 30, 2008 was:

	Severance	Asset Write-downs	Other	Total
	(in millions)

Liability balance, January 1, 2008	$154	$–	$16	$170
Charges	124	40	19	183
Cash (spent) / received	(90)	30	(20)	(80)
Charges against assets	(1)	(70)	–	(71)
Currency	6	–	–	6

Liability balance, June 30, 2008	$193	$–	$15	$208

Severance charges include the cost of benefits received by terminated employees. We have eliminated approximately 13,100 positions as of June 30, 2008; at that time we also announced the elimination of an additional 1,200 positions. Severance charges against assets primarily relate to incremental pension costs, which reduce prepaid pension assets. Asset write-downs relate to the impairment of assets caused by plant closings and related activity. Cash received on asset write-downs relates to proceeds received from the sale of assets that had previously been written-down under the Restructuring Program. We incurred other costs related primarily to renegotiation of supplier contract costs, workforce reductions associated with facility closings and termination of leasing agreements.

Implementation Costs:

Implementation costs are directly attributable to exit costs; however, they do not qualify for treatment under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. These costs primarily include incremental expenses related to the closure of facilities and the reorganization of our European Union segment discussed above. Management believes the disclosure of implementation charges provides readers of our financial statements greater transparency to the total costs of our Restructuring Program. Substantially all implementation costs incurred in the first six months of 2008 will require cash payments.

Implementation costs associated with the Restructuring Program were:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in millions)		(in millions)

Cost of sales	$(5)	$25	$9	$30
Marketing, administration and research costs	23	25	27	41

Total implementation costs	$18	$50	$36	$71

Total – Asset Impairment, Exit and Implementation Costs

We included the asset impairment, exit and implementation costs discussed above, for the three and six months ended June 30, 2008 and 2007 in segment operating income as follows:

	For the Three Months Ended June 30, 2008
	Restructuring Costs	Asset Impairment	Total Asset Impairment and Exit Costs	Implementation Costs	Total
	(in millions)
Kraft North America:
U.S. Beverages	$6	$–	$6	$1	$7
U.S. Cheese	4	–	4	3	7
U.S. Convenient Meals	(1)	–	(1)	–	(1)
U.S. Grocery	1	–	1	1	2
U.S. Snacks & Cereals	2	–	2	1	3
Canada & N.A. Foodservice	29	–	29	–	29
Kraft International:
European Union	32	–	32	11	43
Developing Markets	30	–	30	1	31

Total	$103	$–	$103	$18	$121

	For the Three Months Ended June 30, 2007
	Restructuring Costs	Asset Impairment	Total Asset Impairment and Exit Costs	Implementation Costs	Total
	(in millions, as restated)
Kraft North America:
U.S. Beverages	$6	$–	$6	$2	$8
U.S. Cheese	27	–	27	13	40
U.S. Convenient Meals	1	–	1	3	4
U.S. Grocery	14	–	14	1	15
U.S. Snacks & Cereals	2	–	2	6	8
Canada & N.A. Foodservice	4	–	4	1	5
Kraft International:
European Union	43	–	43	19	62
Developing Markets	10	–	10	5	15

Total	$107	$–	$107	$50	$157

	For the Six Months Ended June 30, 2008
	Restructuring Costs	Asset Impairment	Total Asset Impairment and Exit Costs	Implementation Costs	Total
	(in millions)
Kraft North America:
U.S. Beverages	$15	$–	$15	$1	$16
U.S. Cheese	9	–	9	6	15
U.S. Convenient Meals	8	–	8	–	8
U.S. Grocery	5	–	5	2	7
U.S. Snacks & Cereals	10	–	10	3	13
Canada & N.A. Foodservice	39	–	39	–	39
Kraft International:
European Union	59	–	59	22	81
Developing Markets	38	–	38	2	40

Total	$183	$–	$183	$36	$219

	For the Six Months Ended June 30, 2007
			Total Asset
	Restructuring	Asset	Impairment	Implementation
	Costs	Impairment	and Exit Costs	Costs	Total
	(in millions, as restated)
Kraft North America:
U.S. Beverages	$7	$–	$7	$4	$11
U.S. Cheese	36	–	36	16	52
U.S. Convenient Meals	9	–	9	6	15
U.S. Grocery	17	–	17	4	21
U.S. Snacks & Cereals	6	–	6	10	16
Canada & N.A. Foodservice	7	–	7	2	9
Kraft International:
European Union	77	–	77	22	99
Developing Markets	15	–	15	7	22

Total	$174	$–	$174	$71	$245

Note 3. Goodwill and Intangible Assets: Goodwill by reportable segment was:
	June 30,	December 31,
	2008	2007
	(in millions; 2007 restated)
Kraft North America:
U.S. Beverages	$1,290	$1,290
U.S. Cheese	3,000	3,000
U.S. Convenient Meals	1,460	1,460
U.S. Grocery	3,043	3,043
U.S. Snacks & Cereals	8,245	8,253
Canada & N.A. Foodservice	2,362	2,364
Kraft International:
European Union	8,939	9,392
Developing Markets	2,158	2,391

Total goodwill	$30,497	$31,193

Intangible assets were:
	June 30, 2008		December 31, 2007
	Intangible	Accumulated	Intangible	Accumulated
	Assets, at cost	Amortization	Assets, at cost	Amortization
	(in millions)

Non-amortizable intangible assets	$13,624	$–	$12,065	$–
Amortizable intangible assets	290	74	197	62

Total other intangible assets	$13,914	$74	$12,262	$62

Non-amortizable intangible assets consist substantially of brand names purchased through our acquisitions of Nabisco Holdings Corp., the global biscuit business of Groupe Danone S.A. (“Danone Biscuit”) and the Spanish and Portuguese operations of United Biscuits. Amortizable intangible assets consist primarily of trademark licenses, customer related intangibles and non-compete agreements.

The movements in goodwill and intangible assets were:
		Intangible
	Goodwill	Assets, at cost
	(in millions)

Balance at December 31, 2007	$31,193	$12,262
Changes due to:
Foreign currency	650	225
Acquisitions	(1,316)	1,464
Divestitures	(38)	(37)
Other	8	–

Balance at June 30, 2008	$30,497	$13,914

•

Acquisitions – We decreased goodwill by $1,316 million and increased intangible assets by $1,464 million primarily due to refinements of preliminary allocations of purchase price for our acquisition of Danone Biscuit. The allocations were based upon appraisals, which are substantially complete; however, these allocations are subject to revision upon their finalization in the third quarter of 2008.

•	Divestitures – We reduced goodwill by $38 million and intangible assets by $37 million due to the divestiture of a small operation in Spain.

Amortization expense for intangible assets was $4 million during the three months and $11 million during the six months ended June 30, 2008. We currently estimate amortization expense for each of the next five years to be approximately $20 million or less, including the impact of our Danone Biscuit acquisition.

Note 4. Debt and Borrowing Arrangements:

Borrowing arrangements:

At December 31, 2007, we had borrowed €3.76 billion (approximately $5.53 billion) under the 364-day bridge facility agreement we used to acquire Danone Biscuit (“Danone Biscuit Bridge Facility”). According to the credit agreement, we were required to repay borrowings with the net cash proceeds from debt offerings having a maturity of greater than one year. As such, we repaid the €3.76 billion (approximately $5.92 billion) with proceeds from our March 20, 2008 and May 22, 2008 debt issuances discussed below. Upon repayment, this facility was terminated.

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

On May 22, 2008, we issued $2.00 billion of senior unsecured notes, and used the net proceeds ($1.97 billion) for general corporate purposes, including the repayment of borrowings under our Danone Biscuit Bridge Facility and other short-term borrowings. The general terms of the $2.00 billion notes are:

•	$1.25 billion total principal notes due August 23, 2018 at a fixed, annual interest rate of 6.125%. Interest is payable semiannually beginning February 23, 2009.
•	$750 million total principal notes due January 26, 2039 at a fixed, annual interest rate of 6.875%. Interest is payable semiannually beginning January 26, 2009.

These notes from both issuances discussed above include covenants that restrict our ability to incur debt secured by liens. We are also required to offer to purchase these notes at a price equal to 101% of the aggregate principal amount, plus accrued and unpaid interest to the date of repurchase, if we experience both of the following:

(i)	a “change of control” triggering event, and
(ii)	a downgrade of these notes below an investment grade rating by each of Moody’s Investors Service, Inc., Standard & Poor’s Ratings Services and Fitch Ratings within a specified period.

At June 30, 2008 and December 31, 2007, our long-term debt consisted of:

			2008	2007
			(in millions)

Notes, 4.00% to 7.55% (average effective rate 6.03%), due through 2039			$15,328	$13,392
Euro notes, 5.75% to 6.25% (average effective rate 5.86%), due through 2015			4,476	–
7% Debenture (effective rate 11.32%), $200 million face amount, due 2011			179	175
Other foreign currency obligations			12	16
Capital leases and other			78	41

Total long-term debt			20,073	13,624
Less current portion of long-term debt			(725)	(722)

Long-term debt			$19,348	$12,902

Aggregate maturities of our long-term debt for the years ended June 30, are (in millions):
2009			$725
2010			759
2011			709
2012			6,658
2013			756
Thereafter			10,573

Fair Value:

The aggregate fair value of our total long-term debt, based on market quotes, was $19,954 million at June 30, 2008. Quoted prices in active markets for identical liabilities were used to determine the fair value of our long-term debt.

Note 5. Accumulated Other Comprehensive Losses:

The components of accumulated other comprehensive losses were:

	Currency		Derivatives
	Translation	Pension and	Accounted for
	Adjustments	Other Benefits	as Hedges	Total
	(in millions)

Balances at December 31, 2007	$(51)	$(1,811)	$27	$(1,835)
Other comprehensive earnings / (losses), net of income taxes:
Currency translation adjustments	626	(5)	–	621
Amortization of experience losses and prior service costs	–	46	–	46
Pension settlement	–	13	–	13
Net actuarial loss arising during period		(40)		(40)
Change in fair value of derivatives accounted for as hedges	–	–	21	21

Total other comprehensive earnings				661

Balances at June 30, 2008	$575	$(1,797)	$48	$(1,174)

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

In January 2008, we granted 1.4 million shares of stock in connection with our long-term incentive plan. The market value per share was $32.26 on the date of grant, and the shares vest based on varying performance, market and service conditions. The unvested shares have no voting rights and do not pay dividends.

In February 2008, as part of our annual incentive program, we issued 3.4 million shares of restricted and deferred stock to eligible U.S. and non-U.S. employees. Restrictions on these shares lapse in the first quarter of 2011. The market value per restricted or deferred share was $29.49 on the date of grant. Also, as part of our annual incentive program, we granted 13.5 million stock options to eligible U.S. and non-U.S. employees at an exercise price of $29.49. The stock options vest one-third each year, beginning in 2009.

Additionally, we issued 0.1 million off-cycle shares of restricted and deferred stock during the first six months of 2008. The weighted-average market value per restricted or deferred share was $31.17 on the date of grant. The total number of restricted and deferred shares issued in the first six months of 2008 was 4.9 million, including those issued as part of our long-term incentive plan. We also granted 0.1 million off-cycle stock options during the first six months of 2008 at an exercise price of $30.78.

During the first six months of 2008, 6.0 million shares of restricted and deferred stock vested at a market value of $178.1 million.

There were 3.3 million stock options exercised during the first six months of 2008 with a total intrinsic value of $53.4 million.

Note 7. Benefit Plans:

We sponsor contributory and noncontributory defined benefit pension plans covering most U.S. employees. We provide pension coverage for certain employees of our non-U.S. subsidiaries through separate plans. Local statutory requirements govern many of these plans. In addition, our U.S. and Canadian subsidiaries provide health care and other benefits to most retired employees. Local government plans generally cover health care benefits for retirees outside the U.S. and Canada.

The benefit obligations of our postretirement plans are measured at December 31 of each year. The plan assets and benefit obligations of our U.S. and Canadian pension plans are also measured at December 31 of each year. All other non-U.S. pension plans have been measured at September 30 of each year. SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, requires us to measure plan assets and benefit obligations as of the balance sheet date beginning with our 2008 year end. Accordingly, we will measure our other non-U.S. pension plans as of our operating subsidiaries year-end close date this year, and have elected to use the “15-month” approach to proportionally allocate the transition adjustment required under SFAS No. 158. We expect this adoption to have an insignificant impact on our financial statements.

Pension Plans

Components of Net Periodic Pension Cost:

Net periodic pension cost consisted of the following for the three and six months ended June 30, 2008 and 2007:

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2008	2007	2008	2007
	(in millions)

Service cost	$37	$39	$24	$24
Interest cost	93	91	57	47
Expected return on plan assets	(131)	(132)	(74)	(61)
Amortization:
Net loss from experience differences	22	34	8	17
Prior service cost	1	1	2	2
Other expense	13	21	–	–

Net periodic pension cost	$35	$54	$17	$29

	U.S. Plans		Non-U.S. Plans
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)

Service cost	$75	$79	$47	$48
Interest cost	186	182	113	93
Expected return on plan assets	(263)	(262)	(146)	(120)
Amortization:
Net loss from experience differences	43	70	15	32
Prior service cost	3	3	4	4
Other expense	21	34	–	–

Net periodic pension cost	$65	$106	$33	$57

Retiring employees elected lump-sum payments, resulting in settlement losses of $12 million during the three months and $20 million during the six months ended June 30, 2008 for the U.S. plans. Additionally, as previously discussed in Note 2, Asset Impairment, Exit and Implementation Costs, we announced several workforce reduction initiatives as part of the Restructuring Program. Employees left Kraft under these initiatives, resulting in settlement losses of $1 million during the second quarter of 2008 for the U.S. plans. These costs are included in other expense above.

Employer Contributions:

We make contributions to our U.S. and non-U.S. pension plans, primarily, to the extent that they are tax deductible and do not generate an excise tax liability. During the six months ended June 30, 2008, we contributed $17 million to our U.S. plans and $82 million to our non-U.S. plans. Based on current tax law, we plan to make further contributions of approximately $25 million to our U.S. plans and approximately $81 million to our non-U.S. plans during the remainder of 2008. However, our actual contributions may be different due to many factors, including changes in tax and other benefit laws, pension asset performance that differs significantly from the expected performance, or significant changes in interest rates.

Postretirement Benefit Plans

Net postretirement health care costs consisted of the following for the three and six months ended June 30, 2008 and 2007:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)		(in millions)

Service cost	$10	$11	$22	$24
Interest cost	46	42	91	88
Amortization:
Net loss from experience differences	16	12	28	29
Prior service credit	(8)	(7)	(14)	(13)

Net postretirement health care costs	$64	$58	$127	$128

Postemployment Benefit Plans Net postemployment costs consisted of the following for the three and six months ended June 30, 2008 and 2007:
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)		(in millions)

Service cost	$1	$1	$2	$2
Interest cost	2	2	3	3
Amortization of net losses / (gains)	–	1	(1)	(1)
Other expense	64	54	123	59

Net postemployment costs	$67	$58	$127	$63

The postemployment benefit plan cost of workforce reduction initiatives announced under the Restructuring Program was $64 million during the three months and $123 million during the six months ended June 30, 2008. These costs are included in other expense above.

Note 8.  Earnings Per Share:

Basic and diluted EPS were calculated using the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions, except per share data)

Net earnings	$732	$707	$1,340	$1,409

Weighted average shares for basic EPS	1,508	1,587	1,513	1,607
Plus incremental shares from assumed conversions of stock options, restricted stock and stock rights	16	19	18	16

Weighted average shares for diluted EPS	1,524	1,606	1,531	1,623

Basic earnings per share	$0.49	$0.45	$0.89	$0.88

Diluted earnings per share	$0.48	$0.44	$0.88	$0.87

We excluded 0.6 million Kraft stock options for the three months and 11.6 million Kraft stock options for the six months ended June 30, 2008, from the calculation of weighted average shares for diluted EPS because they were antidilutive. For the three months and six months ended June 30, 2007, we excluded an insignificant number of Kraft stock options from the calculation of weighted average shares for diluted EPS because they were antidilutive.

Note 9.  Acquisitions:

On November 30, 2007, we acquired Danone Biscuit for €5.1 billion (approximately $7.6 billion) in cash. The acquisition included 32 manufacturing facilities and approximately 14,000 employees. Danone Biscuit contributed net revenues of $869 million for the three months and $1,575 million for the six months ended June 30, 2008. We acquired assets consisting primarily of goodwill of $3,922 million (which will not be deductible for statutory tax purposes), intangible assets of $3,655 million (substantially all of which are indefinite-lived), receivables of $759 million, property plant and equipment of $1,044 million and inventories of $203 million. These purchase price allocations were based upon appraisals, which are substantially complete; however, these allocations are subject to revision upon their finalization in the third quarter of 2008. During the second quarter of 2008, we also repaid Groupe Danone S.A. for excess cash received upon the acquisition of Danone Biscuit.

Note 10.  Divestitures:

Post Distribution:

On June 16, 2008, our Board of Directors authorized the split-off of the Post cereals business. This split-off is in connection with our November 15, 2007 agreement to distribute and merge the Post cereals business into Ralcorp Holdings, Inc. (“Ralcorp”) after an exchange or distribution to our shareholders. The exchange or distribution is expected to be tax-free to participating shareholders for U.S. federal income tax purposes. On July 17, 2008, Ralcorp shareholders approved the transaction; we had previously obtained the IRS tax-free ruling, and both the U.S. and Canadian anti-trust approvals. This transaction is subject to customary closing conditions. We anticipate that this transaction will close in early August 2008.

The Post cereals business had net revenues of $306 million during the three months and $576 million during the six months ended June 30, 2008 and includes such cereals as Honey Bunches of Oats, Pebbles, Shredded Wheat, Selects, Grape Nuts and Honeycomb. The brands in this transaction are distributed primarily in North America. In addition to the Post brands, the transaction includes four manufacturing facilities and certain manufacturing equipment. We anticipate that approximately 1,230 employees will join Ralcorp following the consummation of the transaction.

In this split-off transaction, our shareholders have the option to exchange some or all of their shares of Kraft Common Stock and receive shares of common stock of Cable Holdco, Inc. (“Cable Holdco”). Cable Holdco, our wholly owned subsidiary, will own certain assets and liabilities of the Post cereals business. On June 25, 2008, Cable Holdco filed a registration statement on Form

S-1/S-4 with the SEC announcing the start of the exchange offer. The value of Kraft shares and Cable Holdco common stock is calculated using the daily volume-weighted average prices of Kraft Common Stock and Ralcorp common stock on the New York Stock Exchange on the last three trading days of the offer, which is set to expire at 8:00 a.m., New York City time, on August 4, 2008.

This exchange offer is designed to permit our shareholders to exchange their shares of Kraft Common Stock for shares of Cable Holdco common stock at a 10 percent discount to the per share value of Ralcorp common stock, subject to a limit of 0.6613 shares of Cable Holdco common stock per Kraft share. The Cable Holdco common stock will then immediately be exchanged for shares of Ralcorp common stock on a one-for-one basis following the merger of Cable Holdco and a Ralcorp subsidiary. Ultimately, at the conclusion of this exchange offer and the subsequent merger of Cable Holdco and Ralcorp, Kraft shareholders will own up to 0.6613 shares of Ralcorp for each Kraft share exchanged. Approximately 30.5 million shares of Cable Holdco will be offered in exchange for Kraft Common Stock, subject to adjustments in certain circumstances. The exchange offer will be subject to proration if the offer is over-subscribed. If the exchange offer is consummated but not fully subscribed, then the remaining shares of Cable Holdco common stock owned by Kraft will be distributed as a pro rata dividend to Kraft shareholders. As a result of the exchange offer, the number of shares of our Common Stock outstanding will be reduced.

In exchange for the contribution of the Post cereals business, Cable Holdco will issue approximately $665 million in debt securities, issue shares of its common stock, and assume a $300 million credit facility. Upon closing, we will use the cash equivalent net proceeds, approximately $960 million, to repay debt.

Other:

As part of our Danone Biscuit acquisition, we divested the following operations as a condition of the EU Commission’s anti-trust approval.

•	During the first six months of 2008, we divested two small operations in Spain. From these divestitures, we received $102 million in proceeds and recorded pre-tax losses of $76 million.
•

In the second quarter of 2008 we divested a small biscuit operation in Spain and a trademark in Hungary that we had previously acquired as part of the Danone Biscuit acquisition. As such, the impacts of these divestitures were reflected as adjustments to the purchase price allocations.

In addition, we divested a small operation in Spain in the first quarter of 2008. From this divestiture, we made $26 million in disbursements and recorded pre-tax losses of $16 million.

In aggregate, we received $76 million in proceeds and recorded pre-tax losses of $92 million on these other divestitures.

The aggregate operating results of the other divestitures discussed above were not material to our financial statements in any of the periods presented.

Note 11. Financial Instruments:

Commodity hedges:

Kraft is exposed to price risk related to forecasted purchases of certain commodities that we primarily use as raw materials. Accordingly, we use commodity forward contracts as cash flow hedges, primarily for coffee, milk, sugar, cocoa and wheat. Commodity forward contracts generally qualify for the normal purchase exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and are, therefore, not subject to its provisions. We use commodity futures and options to hedge the price of certain commodities, including dairy, coffee, cocoa, wheat, corn products, soybean oils, meat products, sugar, natural gas and heating oil. We also sell commodity futures to unprice future purchase commitments. Some of these derivative instruments are highly effective and qualify for hedge accounting treatment under SFAS No. 133. We occasionally use related futures to cross-hedge a commodity exposure. We are not a party to leveraged derivatives and, by policy, do not use financial instruments for speculative purposes.

For those derivative instruments that are highly effective and qualify for hedge accounting treatment under SFAS No. 133, we defer the effective portion of the unrealized gains and losses on commodity futures and option contracts as a component of accumulated other comprehensive earnings / (losses). We recognize the deferred portion as a component of cost of sales in our condensed consolidated statement of earnings when the related inventory is sold. We expect to transfer an insignificant amount of unrealized gains / (losses) to earnings during the next 12 months, and recognized an insignificant amount during the three and six months ended June 30, 2008. We recorded an insignificant amount of ineffectiveness in our condensed consolidated statement of earnings during the three and six months ended June 30, 2008. For the derivative instruments that we considered economic hedges but did not designate for hedge accounting treatment under SFAS No. 133, we recognized net gains of approximately $225 million during the three months and approximately $285 million during the six months ended June 30, 2008, directly as a component of cost of sales in our condensed consolidated statement of earnings. As of June 30, 2008, we had hedged forecasted commodity transactions for periods not exceeding the next 17 months.

Foreign currency cash flow hedges:

We use various financial instruments to mitigate our exposure to changes in exchange rates from third-party and intercompany actual and forecasted transactions. These instruments include forward foreign exchange contracts, foreign currency swaps and foreign currency options. Based on the size and location of our businesses, the primary currencies to which we are exposed include the euro, Swiss franc, British pound and Canadian dollar.

Substantially all of these derivative instruments are highly effective and qualify for hedge accounting treatment under SFAS No. 133. We defer the effective portion of unrealized gains and losses associated with forward, swap and option contracts as a component of accumulated other comprehensive earnings / (losses) until the underlying hedged transactions are reported in our condensed consolidated statement of earnings. We recognize the deferred portion as a component of cost of sales in our condensed consolidated statement of earnings when the related inventory is sold or as foreign currency translation gain or loss for our hedges of intercompany loans when the payments are made. We expect to transfer an insignificant amount of unrealized gains / (losses) to earnings during the next 12 months, and recognized an insignificant amount during the three and six months ended June 30, 2008. We recorded no ineffectiveness in our foreign currency cash flow hedges during the first six months of 2008 in our condensed consolidated statement of earnings. For the derivative instruments that we consider economic hedges but do not designate for hedge accounting treatment under SFAS No. 133, we recognize gains and losses directly as a component of cost of sales or foreign currency translation loss in our condensed consolidated statement of earnings, depending on the nature of the underlying transaction. For these derivative instruments, we recognized an insignificant amount during the three and six months ended June 30, 2008 in our condensed consolidated statement of earnings. As of June 30, 2008, we had hedged forecasted foreign currency transactions for periods not exceeding the next 42 months. Excluding intercompany loans, we had hedged forecasted foreign currency transactions for periods not exceeding the next six months.

Impact on other comprehensive losses:

Derivatives accounted for as hedges affected accumulated other comprehensive losses, net of income taxes, as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)		(in millions)
Accumulated gain / (loss) at beginning of period	$54	$(2)	$27	$(4)
Transfer of realized losses / (gains) in fair value to earnings	1	(2)	(2)	(3)
Unrealized (loss) / gain in fair value	(7)	32	23	35

Accumulated gain at June 30	$48	$28	$48	$28

Fair Value: The fair value of our derivatives at June 30, 2008 was:
		Fair Value Measurements at Reporting Date Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset / (Liability)	(in millions)

Derivatives	$(408)	$(134)	$(274)	$–

Hedges of net investments in foreign operations:

We have numerous investments in foreign subsidiaries. The net assets of these subsidiaries are exposed to volatility in foreign currency exchange rates. We designated the euro denominated borrowings used to finance the Danone Biscuit acquisition as a net investment hedge of a portion of our overall European operations. The gains and losses in our net investment in these designated European operations are economically offset by losses and gains in our euro denominated borrowings. Our cumulative translation adjustment, which is net of taxes, included gains of $59 million during the three months ended, and losses of $243 million during the six months ended June 30, 2008 related to the euro denominated borrowings.

Note 12.   Commitments and Contingencies:

Legal Proceedings:

We are defendants in a variety of legal proceedings. Plaintiffs in a few of those cases seek substantial damages. We cannot predict with certainty the results of these proceedings. However, we believe that the final outcome of these proceedings will not materially affect our financial results.

Third-Party Guarantees:

We have third-party guarantees because of our acquisition, divestiture and construction activities. As part of those transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At June 30, 2008, the maximum potential payments under our third-party guarantees were $45 million, of which $8 million have no specified expiration dates. Substantially all of the remainder expire at various times through 2018. The carrying amounts of these guarantees were $39 million on our condensed consolidated balance sheet at June 30, 2008.

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

In February 2008, we announced the implementation of our new operating structure. Our new structure reflects our strategy to Rewire the Organization for Growth. Within our new structure, business units now have full P&L accountability and are staffed accordingly. This also ensures that we are putting our resources closer to where decisions are made that affect our consumers and customers. Our corporate and shared service functions are streamlining their organizations and focusing them on core activities that can more efficiently support the goals of the business units. As a result of implementing our new operating structure, we began reporting the results of operations under this new structure in the first quarter of 2008 and restated results from prior periods in a consistent manner. The changes were:

•	U.S. Cheese was organized as a standalone operating segment in order to create a more self-contained and integrated business unit in support of faster growth.
•	Our macaroni and cheese category as well as other dinner products were moved from our U.S. Convenient Meals segment to our U.S. Grocery segment to take advantage of operating synergies.
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

Management uses segment operating income to evaluate segment performance and allocate resources. In the second quarter of 2008, we began excluding unrealized gains and losses on hedging activities from segment operating income in order to provide better transparency of our segment operating results. Segment operating income excludes unrealized gains and losses on hedging activities (which is a component of cost of sales), general corporate expenses and amortization of intangibles for all periods presented. Management believes it is appropriate to disclose this measure to help investors analyze segment performance and trends. We centrally manage interest and other debt expense and the provision for income taxes. Accordingly, we do not present these items by segment because they are excluded from the segment profitability measure that management reviews.

Segment data were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions; 2007 restated)		(in millions; 2007 restated)
Net revenues:
Kraft North America:
U.S. Beverages	$789	$788	$1,561	$1,565
U.S. Cheese	972	884	1,929	1,764
U.S. Convenient Meals	1,089	1,012	2,121	1,972
U.S. Grocery	912	873	1,704	1,654
U.S. Snacks & Cereals	1,539	1,464	2,969	2,860
Canada & N.A. Foodservice	1,170	1,041	2,220	1,949
Kraft International:
European Union	2,915	1,841	5,634	3,591
Developing Markets	1,790	1,302	3,410	2,436

Net revenues	$11,176	$9,205	$21,548	$17,791

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in millions; 2007 restated)		(in millions; 2007 restated)
Earnings before income taxes
Operating income:
Segment operating income:
Kraft North America:
U.S. Beverages	$141	$132	$278	$270
U.S. Cheese	125	83	240	232
U.S. Convenient Meals	122	113	227	220
U.S. Grocery	304	276	544	523
U.S. Snacks & Cereals	292	251	466	482
Canada & N.A. Foodservice	140	115	251	198
Kraft International:
European Union	164	125	334	243
Developing Markets	196	136	344	229
Unrealized gains on hedging activities	78	4	103	12
General corporate expenses	(48)	(43)	(101)	(93)
Amortization of intangibles	(4)	(4)	(11)	(6)

Operating income	1,510	1,188	2,675	2,310
Interest and other debt expense, net	(331)	(149)	(636)	(213)

Earnings before income taxes	$1,179	$1,039	$2,039	$2,097

We incurred asset impairment, exit and implementation costs of $121 million during the three months and $219 million during the six months ended June 30, 2008. Refer to Note 2, Asset Impairment, Exit and Implementation Costs, for a breakout of charges by segment.

As discussed in Note 10. Divestitures, during the first six months of 2008, we divested several small operations in Spain. In aggregate, we recorded pre-tax losses of $92 million on these divestitures. We included these losses in the segment operating income of the European Union segment.

Net revenues by consumer sector, which includes the separation of Canada & N.A. Foodservice and Kraft International into sector components, and Cereals into the Grocery sector, were:

	For the Three Months Ended June 30, 2008			For the Three Months Ended June 30, 2007
	Kraft North	Kraft		Kraft North	Kraft
	America	International	Total	America	International	Total
	(in millions)			(in millions)

Snacks	$1,507	$2,487	$3,994	$1,393	$1,206	$2,599
Beverages	929	1,311	2,240	922	1,147	2,069
Cheese	1,361	506	1,867	1,227	418	1,645
Grocery	1,232	274	1,506	1,181	245	1,426
Convenient Meals	1,442	127	1,569	1,339	127	1,466

Total net revenues	$6,471	$4,705	$11,176	$6,062	$3,143	$9,205

	For the Six Months Ended			For the Six Months Ended
	June 30, 2008			June 30, 2007
	Kraft North	Kraft		Kraft North	Kraft
	America	International	Total	America	International	Total
	(in millions)			(in millions)

Snacks	$2,889	$4,887	$7,776	$2,707	$2,471	$5,178
Beverages	1,817	2,453	4,270	1,808	2,117	3,925
Cheese	2,701	991	3,692	2,417	792	3,209
Grocery	2,259	487	2,746	2,189	431	2,620
Convenient Meals	2,838	226	3,064	2,643	216	2,859

Total net revenues	$12,504	$9,044	$21,548	$11,764	$6,027	$17,791

Note 14. Subsequent Event:

As discussed in Note 10, Divestitures, on June 16, 2008, our Board of Directors authorized the split-off of the Post cereals business. This split-off is in connection with our November 15, 2007 agreement to distribute and merge the Post cereals business into Ralcorp after an exchange or distribution to our shareholders. We anticipate that this transaction will close in early August 2008, and beginning in the third quarter of 2008, the results of the Post cereals business will be reflected as discontinued operations on the condensed consolidated statement of earnings and prior period results will be restated in a consistent manner.

Summary results of operations for the Post cereals business and its impacts on earnings per share were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in millions, except per share data)

Net revenues	$306	$294	$576	$560

Earnings before income taxes	110	106	196	189
Provision for income taxes	42	39	73	70

Net earnings from operations of the Post cereals business	$68	$67	$123	$119

Basic earnings per share:
Reported for Kraft	$0.49	$0.45	$0.89	$0.88
Post cereals business	0.05	0.04	0.08	0.07

Diluted earnings per share:
Reported for Kraft	$0.48	$0.44	$0.88	$0.87
Post cereals business	0.04	0.04	0.08	0.07

	For the Years Ended
	December 31,
	2007	2006
	(in millions, except per share data)

Net revenues	$1,107	$1,100

Earnings before income taxes	365	367
Provision for income taxes	135	135

Net earnings from operations of the Post cereals business	$230	$232

Basic earnings per share:
Reported for Kraft	$1.64	$1.86
Post cereals business	0.15	0.14

Diluted earnings per share:
Reported for Kraft	$1.62	$1.85
Post cereals business	0.14	0.14

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

Executive Summary

The following executive summary provides significant highlights of the Discussion and Analysis that follows.

•	Net revenues in the second quarter of 2008 increased 21.4% to $11.2 billion and increased 21.1% to $21.5 billion in the first six months of 2008.

•	Diluted EPS in the second quarter of 2008 increased 9.1% to $0.48 and increased 1.1% to $0.88 in the first six months of 2008.

•	We recorded Restructuring Program charges of $121 million during the three months and $219 million during the six months ended June 30, 2008.

•

On November 30, 2007, we acquired the global biscuit business of Groupe Danone S.A. for €5.1 billion (approximately $7.6 billion) in cash. Danone Biscuit contributed net revenues of $869 million during the three months and $1,575 million during the six months ended June 30, 2008.

•

On June 16, 2008, our Board of Directors authorized the split-off of the Post cereals business. This split-off is in connection with our November 15, 2007 agreement to distribute and merge the Post cereals business into Ralcorp Holdings, Inc. after an exchange or distribution to our shareholders. We anticipate that this transaction will close in early August 2008.

•

In March 2008, we issued €2.85 billion (approximately $4.50 billion) of senior unsecured notes, and in May 2008, we issued $2.00 billion of senior unsecured notes. We used the net proceeds (€2.83 billion in March and $1.97 billion in May) for general corporate purposes, including the repayment of borrowings under our bridge facility used to fund our Danone Biscuit acquisition and other short-term borrowings.

•

During the first six months of 2008, we repurchased 21.3 million shares of our Common Stock for $650 million under our $5.0 billion share repurchase program. During the second quarter of 2008, we did not repurchase any shares of our Common Stock under the program. We had $850 million remaining under our share repurchase program at June 30, 2008.

Discussion and Analysis

Summary of Financial Results

The following table shows the significant changes in our net earnings and diluted EPS between the three months ended June 30, 2008 and 2007, and between the six months ended June 30, 2008 and 2007 (in millions, except per share data):

	For the Three Months Ended		For the Six Months Ended
	Net	Diluted	Net	Diluted
	Earnings	EPS	Earnings	EPS

June 30, 2007	$707	$0.44	$1,409	$0.87
2008 Losses on divestitures, net	(63)	(0.04)	(64)	(0.04)
2007 (Gains) / losses on divestitures, net	(6)	–	2	–
Lower Restructuring Program costs	18	0.01	5	–
European Union segment reorganization	(1)	–	(4)	–
Increased gains on unrealized hedging activities	49	0.03	59	0.04
Increases in operations	194	0.11	237	0.14
Higher interest expense	(120)	(0.07)	(225)	(0.14)
2007 Interest from tax reserve transfers from Altria Group, Inc.	–	–	(50)	(0.03)
Other changes in taxes	(46)	(0.03)	(29)	(0.02)
Fewer shares outstanding	–	0.03	–	0.06

June 30, 2008	$732	$0.48	$1,340	$0.88

See below for a discussion of those events affecting comparability and a discussion of operating results.

Acquisitions and Divestitures

Danone Biscuit:

On November 30, 2007, we acquired the global biscuit business of Groupe Danone S.A. (“Danone Biscuit”) for €5.1 billion (approximately $7.6 billion) in cash. The acquisition included 32 manufacturing facilities and approximately 14,000 employees. Danone Biscuit contributed net revenues of $869 million during the three months and $1,575 million during the six months ended June 30, 2008. We acquired assets consisting primarily of goodwill of $3,922 million (which will not be deductible for statutory tax purposes), intangible assets of $3,655 million (substantially all of which are indefinite-lived), receivables of $759 million, property plant and equipment of $1,044 million and inventories of $203 million. These purchase price allocations were based upon appraisals, which are substantially complete; however, these allocations are subject to revision upon their finalization in the third quarter of 2008. We used borrowings of €5.1 billion to finance this acquisition. Interest incurred on these borrowings was the primary driver of the increase in interest and other debt expense of $182 million during the three months and $346 million during the six months ended June 30, 2008 (after considering $77 million in interest income received from Altria in the first quarter of 2007).

Post Distribution:

On June 16, 2008, our Board of Directors authorized the split-off of the Post cereals business. This split-off is in connection with our November 15, 2007 agreement to distribute and merge the Post cereals business into Ralcorp Holdings, Inc. (“Ralcorp”) after an exchange or distribution to our shareholders. The exchange or distribution is expected to be tax-free to participating shareholders for U.S. federal income tax purposes. On July 17, 2008, Ralcorp shareholders approved the transaction; we had previously obtained the IRS tax-free ruling, and both the U.S. and Canadian anti-trust approvals. This transaction is subject to customary closing conditions. We anticipate that this transaction will close in early August 2008.

The Post cereals business had net revenues of $306 million during the three months and $576 million during the six months ended June 30, 2008 and includes such cereals as Honey Bunches of Oats, Pebbles, Shredded Wheat, Selects, Grape Nuts and Honeycomb. The brands in this transaction are distributed primarily in North America. In addition to the Post brands, the transaction includes four manufacturing facilities and certain manufacturing equipment. We anticipate that approximately 1,230 employees will join Ralcorp following the consummation of the transaction.

In this split-off transaction, our shareholders have the option to exchange some or all of their shares of Kraft Common Stock and receive shares of common stock of Cable Holdco, Inc. (“Cable Holdco”). Cable Holdco, our wholly owned subsidiary, will own certain assets and liabilities of the Post cereals business. On June 25, 2008, Cable Holdco filed a registration statement on Form S-1/S-4 with the SEC announcing the start of the exchange offer. The value of Kraft shares and Cable Holdco common stock is calculated using the daily volume-weighted average prices of Kraft Common Stock and Ralcorp common stock on the New York Stock Exchange on the last three trading days of the offer, which is set to expire at 8:00 a.m., New York City time, on August 4, 2008.

This exchange offer is designed to permit our shareholders to exchange their shares of Kraft Common Stock for shares of Cable Holdco common stock at a 10 percent discount to the per share value of Ralcorp common stock, subject to a limit of 0.6613 shares of Cable Holdco common stock per Kraft share. The Cable Holdco common stock will then immediately be exchanged for shares of Ralcorp common stock on a one-for-one basis following the merger of Cable Holdco and a Ralcorp subsidiary. Ultimately, at the conclusion of this exchange offer and the subsequent merger of Cable Holdco and Ralcorp, Kraft shareholders will own up to 0.6613 shares of Ralcorp for each Kraft share exchanged. Approximately 30.5 million shares of Cable Holdco will be offered in exchange for Kraft Common Stock, subject to adjustments in certain circumstances. The exchange offer will be subject to proration if the offer is over-subscribed. If the exchange offer is consummated but not fully subscribed, then the remaining shares of Cable Holdco common stock owned by Kraft will be distributed as a pro rata dividend to Kraft shareholders. As a result of the exchange offer, the number of shares of our Common Stock outstanding will be reduced.

In exchange for the contribution of the Post cereals business, Cable Holdco will issue approximately $665 million in debt securities, issue shares of its common stock, and assume a $300 million credit facility. Upon closing, we will use the cash equivalent net proceeds, approximately $960 million, to repay debt.

Other:

As part of our Danone Biscuit acquisition, we divested the following operations as a condition of the EU Commission’s anti-trust approval.

•	During the first six months of 2008, we divested two small operations in Spain. From these divestitures, we received $102 million in proceeds and recorded pre-tax losses of $76 million.
•

In the second quarter of 2008 we divested a small biscuit operation in Spain and a trademark in Hungary that we had previously acquired as part of the Danone Biscuit acquisition. As such, the impacts of these divestitures were reflected as adjustments to the purchase price allocations.

In addition, we divested a small operation in Spain in the first quarter of 2008. From this divestiture, we made $26 million in disbursements and recorded pre-tax losses of $16 million.

In aggregate, we received $76 million in proceeds and recorded pre-tax losses of $92 million, or $0.04 per diluted share, on these other divestitures.

During the second quarter of 2007, we divested sugar confectionery assets in Romania and related trademarks. During the first quarter of 2007, we divested our hot cereal assets and trademarks. In aggregate, we received $203 million in proceeds and recorded pre-tax gains of $20 million on these divestitures. We recorded an after-tax loss of $8 million on the hot cereal assets and trademarks divestiture due to the differing book and tax bases.

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

Restructuring Program

In January 2004, we announced a three-year restructuring program (the “Restructuring Program”) and, in January 2006, extended it through 2008. The objectives of this program are to leverage our global scale, realign and lower our cost structure, and optimize capacity. As part of the Restructuring Program, we anticipate:

•	incurring approximately $2.8 billion in pre-tax charges reflecting asset disposals, severance and implementation costs;
•	closing up to 35 facilities and eliminating approximately 14,400 positions;
•	using cash to pay for approximately $1.7 billion of the $2.8 billion in charges; and
•	reaching cumulative, annualized savings of $1.2 billion by the end of 2009.

In February 2008, we announced the implementation of our new operating structure built on three core elements: business units; shared services that leverage the scale of our global portfolio; and a streamlined corporate staff. Within our new structure, business units now have full P&L accountability and are staffed accordingly. This also ensures that we are putting our resources closer to where decisions are made that affect our consumers and customers. Our corporate and shared service functions are streamlining their organizations and focusing them on core activities that can more efficiently support the goals of the business units. The intent is to simplify, streamline and increase accountability, with the ultimate goal of generating reliable growth for Kraft. In total, we will eliminate approximately 700 positions as we streamline our headquarters functions.

We incurred charges under the Restructuring Program of $121 million, or $0.05 per diluted share, during the three months and $219 million, or $0.10 per diluted share, during the six months ended June 30, 2008, and $157 million, or $0.06 per diluted share, during the three months and $245 million, or $0.10 per diluted share, during the six months ended June 30, 2007. Since the inception of the Restructuring Program, we have incurred $2.3 billion in charges, and paid cash for $1.2 billion related to those charges through June 30, 2008. We announced the closure of two plants during the first six months of 2008; since the program began in 2004, we have announced the closure of 32 facilities. Additionally, we have eliminated approximately 13,100 positions as of June 30, 2008; at that time we also announced the elimination of an additional 1,200 positions.

Under the Restructuring Program, we recorded asset impairment and exit costs of $103 million during the three months and $183 million during six months ended June 30, 2008, and $107 million during the three months and $174 million during the six months ended June 30, 2007. We recorded implementation costs of $18 million during the three months and $36 million during the six months ended June 30, 2008, and $50 million during the three months and $71 million during the six months ended June 30, 2007. Implementation costs are directly attributable to exit costs; however, they do not qualify for treatment under Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. These costs primarily include incremental expenses related to the closure of facilities and the reorganization of our European Union segment discussed below. Management believes the disclosure of implementation charges provides readers of our financial statements greater transparency to the total costs of our Restructuring Program.

In addition, we expect to spend approximately $550 million in capital to implement the Restructuring Program. We have spent $441 million in capital since the inception of the Restructuring Program, including $54 million spent in the first six months of 2008. Cumulative annualized cost savings resulting from the Restructuring Program were approximately $783 million through 2007. Incremental cost savings totaled approximately $144 million in the first six months of 2008, resulting in cumulative annualized savings under the Restructuring Program of approximately $927 million to date. Refer to Note 2, Asset Impairment, Exit and Implementation Costs, for further details of our Restructuring Program.

European Union Segment Reorganization

We are also in the process of reorganizing our European Union segment to function on a pan-European centralized category management and value chain model. After the reorganization is complete, the European Principal Company (“EPC”) will manage the European Union segment categories centrally and make decisions for all aspects of the value chain, except for sales and distribution. The European subsidiaries will execute sales and distribution locally, and the local production companies will act as toll manufacturers on behalf of the EPC. The EPC legal entity has been incorporated as Kraft Foods Europe GmbH in Zurich, Switzerland. As part of this reorganization, we incurred $17 million of implementation costs and $4 million of non-recurring costs during the six months ended June 30, 2008. Implementation costs are recorded as part of our overall Restructuring Program. Other costs relating to our European Union segment reorganization are recorded as marketing, administration and research costs. Management believes the disclosure of implementation and other non-recurring charges provides readers of our financial statements greater transparency to the total costs of our European Union segment reorganization.

Provision for Income Taxes

Our effective tax rate was 37.9% in the second quarter of 2008 and 34.3% in the first six months of 2008. Our effective tax rate includes net tax benefits of $13 million in the second quarter of 2008 primarily resulting from the tax impact of the divestiture of a small operation in Spain. For the first six months of 2008, our effective tax rate includes net tax benefits of $79 million, primarily resulting from the resolution of state tax audits, the resolution of outstanding items in our international operations, the tax impact in the first quarter from the divestitures of two small operations in Spain and the second quarter divestiture discussed above.

Our effective tax rate was 32.0% in the second quarter of 2007 and 32.8% in the first six months of 2007. Our effective tax rate includes net tax benefits of $19 million in the second quarter of 2007 primarily resulting from the resolution of outstanding items in our international operations and various state jurisdictions. For the first six months of 2007, the effective tax rate includes net tax benefits of $8 million primarily resulting from the resolution of outstanding foreign items and repatriation benefits, partially offset by tax costs associated with the divestiture of our hot cereal assets and trademarks and interest income from Altria related to the transfer of our federal tax contingencies.

As a result of Kraft’s spin-off from Altria, Altria transferred our federal tax contingencies of $375 million to our balance sheet and related interest income of $77 million, or $0.03 per diluted share, in the first quarter of 2007. Following our spin-off from Altria, we are no longer a member of the Altria consolidated tax return group, and we will file our own federal consolidated income tax returns. We continue to assess opportunities to mitigate the loss of tax benefits as a result of filing separately, and currently estimate the annual amount of lost tax benefits to be in the range of $50 million to $75 million, as compared to 2007.

Consolidated Results of Operations

The following discussion compares our consolidated results of operations for the three months ended June 30, 2008 and 2007, and for the six months ended June 30, 2008 and 2007.

Many factors impact the timing of sales to our customers. These factors include, among others, the timing of holidays and other annual or special events, seasonality, significant weather conditions, timing of our own or customer incentive programs and pricing actions, customer inventory programs and general economic conditions.

	For the Three Months Ended June 30,
	2008	2007	$ change	% change
	(in millions, except per share data)

Net revenues	$11,176	$9,205	$1,971	21.4%

Operating income	1,510	1,188	322	27.1%

Net earnings	732	707	25	3.5%

Diluted earnings per share	0.48	0.44	0.04	9.1%

	For the Six Months Ended June 30,
	2008	2007	$ change	% change
	(in millions, except per share data)

Net revenues	$21,548	$17,791	$3,757	21.1%

Operating income	2,675	2,310	365	15.8%

Net earnings	1,340	1,409	(69)	(4.9%	)

Diluted earnings per share	0.88	0.87	0.01	1.1%

Three Months Ended June 30:

Net Revenues – Net revenues increased $1,971 million (21.4%), due to the impact of our Danone Biscuit acquisition (9.6 pp), higher net pricing (6.7 pp), favorable foreign currency (5.6 pp), favorable mix (0.7 pp) and the favorable resolution of a Brazilian value added tax claim (0.5 pp), partially offset by lower volume (1.0 pp) and the impact of divestitures (0.7 pp). Foreign currency increased net revenues by $513 million, due primarily to the continuing strength of the euro, Canadian dollar and Brazilian real against the U.S. dollar. Total volume increased 4.2%, with 5.2 pp due to our Danone Biscuit acquisition, net of divestitures. In addition, higher base business shipments in our Canada & N.A. Foodservice, Convenient Meals and Developing Market segments were more than offset by declines in our remaining business segments.

Operating Income – Operating income increased $322 million (27.1%), due primarily to higher pricing ($616 million), the impact of our Danone Biscuit acquisition ($106 million), favorable resolution of a Brazilian value added tax claim ($40 million), lower Restructuring Program costs ($36 million) and favorable mix ($26 million). Offsetting these favorable items were higher input costs ($378 million, primarily higher raw material costs, partially offset by gains from certain commodity hedging activities for requirements in future quarters), losses on 2008 divestitures ($74 million), lower volume ($40 million), higher fixed manufacturing costs ($22 million), integration costs associated with our Danone Biscuit acquisition ($22 million), higher marketing, administration and research costs ($16 million) and a gain on a 2007 divestiture ($8 million). Foreign currency increased operating income by $63 million, due primarily to the continuing strength of the euro, Canadian dollar and Brazilian real against the U.S. dollar.

Earnings per Share – Net earnings of $732 million increased by $25 million (3.5%) in the second quarter 2008. Diluted earnings per share were $0.48, up 9.1% from $0.44 in 2007. During the second quarter of 2008, we incurred $0.07 per diluted share ($182 million before taxes) in higher interest and other debt expense; we incurred $0.05 per diluted share ($121 million before taxes) in Restructuring Program costs in the second quarter of 2008 as compared to $0.06 per diluted share ($157 million before taxes) in the second quarter of 2007; we recorded losses on divestitures of $0.04 per diluted share ($74 million before taxes) in the second quarter of 2008; and we had a $0.03 per diluted share negative impact from increases in our second quarter tax rate. Also, during the second quarter of 2008, we benefited $0.03 per diluted share from a decrease in shares outstanding, $0.03 per diluted share from increased gains in unrealized hedging activities and recognized income of $0.11 per diluted share ($295 million before taxes) due to increases in operations (including $0.03 per diluted share of foreign currency movements).

Six Months Ended June 30:

Net Revenues – Net revenues increased $3,757 million (21.1%), due to the impact of our Danone Biscuit acquisition (8.9 pp), higher net pricing (5.5 pp), favorable foreign currency (5.3 pp), favorable mix (2.2 pp) and the favorable resolution of a Brazilian value added tax claim (0.3 pp), partially offset by the impact of divestitures (0.6 pp) and lower volume (0.5 pp). Foreign currency increased net revenues by $942 million, due primarily to the continuing strength of the euro, Canadian dollar and Brazilian real against the U.S. dollar. Total volume increased 5.1%, with 5.6 pp due to our Danone Biscuit acquisition, net of divestitures. In addition, higher base business shipments in our international, Canada & N.A. Foodservice and Convenient Meals segments were more than offset by declines in our remaining business segments.

Operating Income – Operating income increased $365 million (15.8%), due primarily to higher pricing ($975 million), the impact of our Danone Biscuit acquisition ($191 million), favorable mix ($152 million), favorable resolution of a Brazilian value added tax claim ($43 million) and lower Restructuring Program costs ($26 million). Offsetting these favorable items were higher input costs ($835 million, primarily higher raw material costs, partially offset by gains from certain commodity hedging activities for requirements in future quarters), losses on 2008 divestitures ($92 million), higher marketing, administration and research costs ($87 million, including higher marketing support), lower volume ($39 million), integration costs associated with our Danone Biscuit acquisition ($27 million) and gains on 2007 divestitures ($20 million). Foreign currency increased operating income by $97 million, due primarily to the continuing strength of the euro, Canadian dollar and Brazilian real against the U.S. dollar.

Earnings per Share – Net earnings of $1,340 million decreased by $69 million (4.9%) in the first six months of 2008. Diluted earnings per share were $0.88, up 1.1% from $0.87 in 2007. During the first six months of 2008, we incurred $0.14 per diluted share ($346 million before taxes) in higher interest and other debt expense; we incurred $0.10 per diluted share ($219 million before taxes) in Restructuring Program costs in the first six months of 2008 as compared to $0.10 per diluted share ($245 million before taxes) in the first six months of 2007; we recorded losses on divestitures of $0.04 per diluted share ($92 million before taxes) in the first six months of 2008; in the first six months of 2007, we received $0.03 per diluted share ($77 million before taxes) in interest income from tax reserve transfers from Altria; and we had a $0.02 per diluted share negative impact from increases in our tax rate in the first six months of 2008. Also, during the first six months of 2008, we benefited $0.06 per diluted share from a decrease in shares outstanding, $0.04 per diluted share from increased gains in unrealized hedging activities and recognized income of $0.14 per diluted share ($364 million before taxes) due to increases in operations (including $0.04 per diluted share of foreign currency movements).

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

In February 2008, we announced the implementation of our new operating structure. Our new structure reflects our strategy to Rewire the Organization for Growth. Within our new structure, business units now have full P&L accountability and are staffed accordingly. This also ensures that we are putting our resources closer to where decisions are made that affect our consumers and customers. Our corporate and shared service functions are streamlining their organizations and focusing them on core activities that can more efficiently support the goals of the business units. As a result of implementing our new operating structure, we began reporting the results of operations under this new structure in the first quarter of 2008 and restated results from prior periods in a consistent manner. The changes were:

•	U.S. Cheese was organized as a standalone operating segment in order to create a more self-contained and integrated business unit in support of faster growth.
•	Our macaroni and cheese category as well as other dinner products were moved from our U.S. Convenient Meals segment to our U.S. Grocery segment to take advantage of operating synergies.
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

The following discussion compares our operating results of each of our reportable segments for the three months ended June 30, 2008 and 2007, and for the six months ended June 30, 2008 and 2007.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions; 2007 restated)		(in millions; 2007 restated)
Net revenues:
Kraft North America:
U.S. Beverages	$789	$788	$1,561	$1,565
U.S. Cheese	972	884	1,929	1,764
U.S. Convenient Meals	1,089	1,012	2,121	1,972
U.S. Grocery	912	873	1,704	1,654
U.S. Snacks & Cereals	1,539	1,464	2,969	2,860
Canada & N.A. Foodservice	1,170	1,041	2,220	1,949
Kraft International:
European Union	2,915	1,841	5,634	3,591
Developing Markets	1,790	1,302	3,410	2,436

Net revenues	$11,176	$9,205	$21,548	$17,791

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions; 2007 restated)		(in millions; 2007 restated)
Operating income:
Segment operating income:
Kraft North America:
U.S. Beverages	$141	$132	$278	$270
U.S. Cheese	125	83	240	232
U.S. Convenient Meals	122	113	227	220
U.S. Grocery	304	276	544	523
U.S. Snacks & Cereals	292	251	466	482
Canada & N.A. Foodservice	140	115	251	198
Kraft International:
European Union	164	125	334	243
Developing Markets	196	136	344	229
Unrealized gains on hedging activities	78	4	103	12
General corporate expenses	(48)	(43)	(101)	(93)
Amortization of intangibles	(4)	(4)	(11)	(6)

Operating income	$1,510	$1,188	$2,675	$2,310

As discussed in Note 13, Segment Reporting, management uses segment operating income to evaluate segment performance and allocate resources. In the second quarter of 2008, we began excluding unrealized gains and losses on hedging activities from segment operating income in order to provide better transparency of our segment operating results. Segment operating income excludes unrealized gains and losses on hedging activities (which is a component of cost of sales), general corporate expenses and amortization of intangibles for all periods presented. Management believes it is appropriate to disclose this measure to help investors analyze segment performance and trends. We incurred asset impairment, exit and implementation costs of $121 million during the three months and $219 million during the six months ended June 30, 2008, and $157 million during the three months and $245 million during the six months ended June 30, 2007. Refer to Note 2, Asset Impairment, Exit and Implementation Costs, for a breakout of charges by segment.

U.S. Beverages

	For the Three Months Ended June 30,
	2008	2007	$ change	% change
	(in millions; 2007 restated)

Net revenues	$789	$788	$1	0.1%
Segment operating income	141	132	9	6.8%

	For the Six Months Ended June 30,
	2008	2007	$ change	% change
	(in millions; 2007 restated)

Net revenues	$1,561	$1,565	$(4)	(0.3% )
Segment operating income	278	270	8	3.0%

Three Months Ended June 30:

Net revenues increased $1 million (0.1%), due to higher net pricing (6.0 pp) and favorable mix (2.0 pp), offset by lower volume (4.6 pp) and the impact of divestitures (3.3 pp). Volume declines in the quarter were driven by ready-to-drink beverages, primarily Capri Sun and Kool-Aid, partially offset by gains in powdered beverages and Maxwell House mainstream coffee. Favorable mix was driven by gains in Crystal Light On the Go sticks and growth in mainstream coffee. Higher net pricing reflected input cost-driven pricing in coffee and lower promotional spending in ready-to-drink and powdered beverages.

Segment operating income increased $9 million (6.8%), due primarily to higher net pricing and favorable mix, partially offset by higher raw material costs and lower volume.

Six Months Ended June 30:

Net revenues decreased $4 million (0.3%), due to lower volume (8.4 pp) and the impact of divestitures (3.2 pp), partially offset by favorable mix (5.8 pp) and higher net pricing (5.5 pp). Volume declines for the first six months were driven by ready-to-drink beverages, primarily Capri Sun and Kool-Aid. Favorable mix was driven by Crystal Light On the Go sticks and Tassimo growth. Higher net pricing reflected input cost-driven pricing in coffee and lower promotional spending in ready-to-drink and powdered beverages.

Segment operating income increased $8 million (3.0%), due primarily to higher net pricing and favorable mix, partially offset by lower volume and higher raw material costs (primarily coffee and packaging).

U.S. Cheese

	For the Three Months Ended
	June 30,
	2008	2007	$ change	% change
	(in millions; 2007 restated)

Net revenues	$972	$884	$88	10.0%
Segment operating income	125	83	42	50.6%

	For the Six Months Ended
	June 30,
	2008	2007	$ change	% change
	(in millions; 2007 restated)

Net revenues	$1,929	$1,764	$165	9.4%
Segment operating income	240	232	8	3.4%

Three Months Ended June 30:

Net revenues increased $88 million (10.0%), due to higher net pricing (15.4 pp), partially offset by lower volume (5.1 pp) and unfavorable mix (0.3 pp). Higher net pricing was due to increased raw material costs. Lower volume/mix was primarily driven by declines in processed, cultured and natural cheese categories, which was partially offset by new product innovations, primarily Kraft Bagel-fuls.

Segment operating income increased $42 million (50.6%), due primarily to higher net pricing, lower Restructuring Program costs and lower marketing support costs, partially offset by higher raw material costs and unfavorable volume/mix.

Six Months Ended June 30:

Net revenues increased $165 million (9.4%), due to higher net pricing (12.1 pp) and favorable mix (0.5 pp), partially offset by lower volume (3.2 pp). Higher net pricing reflected input cost-driven pricing partially offset by increased promotional spending in natural and snacking cheese categories. Favorable mix was driven by new products, primarily LiveActive snacking and cottage cheeses, Singles Select cheese slices and Kraft Bagel-fuls. Lower volume was primarily driven by declines in natural and cultured cheese categories.

Segment operating income increased $8 million (3.4%) due primarily to higher net pricing and lower Restructuring Program costs, offset by higher input costs (primarily higher raw material costs) and unfavorable volume/mix.

U.S. Convenient Meals

	For the Three Months Ended
	June 30,
	2008	2007	$ change	% change
	(in millions; 2007 restated)

Net revenues	$1,089	$1,012	$77	7.6%
Segment operating income	122	113	9	8.0%

	For the Six Months Ended
	June 30,
	2008	2007	$ change	% change
	(in millions; 2007 restated)

Net revenues	$2,121	$1,972	$149	7.6%
Segment operating income	227	220	7	3.2%

Three Months Ended June 30:

Net revenues increased $77 million (7.6%), due to favorable mix (3.4 pp), higher net pricing (2.5 pp) and higher volume (1.7 pp). Net revenues increased in meat due to higher shipments in our base businesses including sandwich meats, bacon and hot dogs, as well as new product introductions, including Oscar Mayer Deli Fresh meats (Shaved) and Oscar Mayer Deli Creations sandwiches (Flatbreads). Also contributing to meats net revenue growth was higher net pricing, due to input cost-driven pricing in sandwich meats and hot dogs. In pizza, net revenues increased due to volume growth in DiGiorno and California Pizza Kitchen premium brands and higher input cost-driven pricing, net of increased promotional spending.

Segment operating income increased $9 million (8.0%), due primarily to higher net pricing and favorable volume/mix, which was partially offset by higher input costs (primarily higher raw material costs).

Six Months Ended June 30:

Net revenues increased $149 million (7.6%), due to favorable mix (3.2 pp), higher volume (2.2 pp) and higher net pricing (2.2 pp). Net revenues increased in meat due to higher shipments of sandwich meats and bacon, as well as new product introductions, including Oscar Mayer Deli Fresh meats (Shaved Singles and Carved) and Oscar Mayer Deli Creations sandwiches (Flatbreads). Also contributing to meats net revenue growth was higher net pricing, due to input cost-driven pricing in sandwich meats and hot dogs. In pizza, net revenues increased due to volume growth in DiGiorno and California Pizza Kitchen premium brands and higher input cost-driven pricing, net of increased promotional spending.

Segment operating income increased $7 million (3.2%), due primarily to higher net pricing, favorable volume/mix, lower marketing support costs and lower Restructuring Program charges, partially offset by higher input costs (primarily higher raw material costs) and higher marketing, administration and research costs.

U.S. Grocery

	For the Three Months Ended
	June 30,
	2008	2007	$ change	% change
	(in millions; 2007 restated)

Net revenues	$912	$873	$39	4.5%
Segment operating income	304	276	28	10.1%

	For the Six Months Ended
	June 30,
	2008	2007	$ change	% change
	(in millions; 2007 restated)

Net revenues	$1,704	$1,654	$50	3.0%
Segment operating income	544	523	21	4.0%

Three Months Ended June 30:

Net revenues increased $39 million (4.5%), due to higher net pricing (7.3 pp), partially offset by lower volume (1.8 pp) and unfavorable mix (1.0 pp). Net revenues increased due to higher input cost-driven pricing across our key categories, primarily Kraft macaroni and cheese dinners and pourable and spoonable salad dressings. In addition, net revenues growth was impacted by lower shipments in spoonable salad dressings and barbecue sauce, which was partially offset by volume gains in Kraft macaroni and cheese dinners, pourable salad dressings and Jell-O dry packaged desserts.

Segment operating income increased $28 million (10.1%), due primarily to higher net pricing and lower Restructuring Program costs, partially offset by higher input costs (primarily higher raw material costs).

Six Months Ended June 30:

Net revenues increased $50 million (3.0%), due primarily to higher net pricing (5.9 pp), partially offset by lower volume (3.0 pp). Net revenues increased due to higher input cost-driven pricing across our key categories, primarily Kraft macaroni and cheese dinners and pourable and spoonable salad dressings. In addition, net revenues growth was impacted by lower shipments in spoonable salad dressings, barbecue sauce and ready-to-eat desserts, which was partially offset by volume gains in Kraft macaroni and cheese dinners and pourable salad dressings.

Segment operating income increased $21 million (4.0%), due primarily to higher net pricing, lower Restructuring Program costs, favorable mix and lower fixed manufacturing costs, partially offset by higher input costs (primarily higher raw material costs), lower volume and higher marketing support costs.

U.S. Snacks & Cereals

	For the Three Months Ended
	June 30,
	2008	2007	$ change	% change
	(in millions; 2007 restated)

Net revenues	$1,539	$1,464	$75	5.1%
Segment operating income	292	251	41	16.3%

	For the Six Months Ended
	June 30,
	2008	2007	$ change	% change
	(in millions; 2007 restated)

Net revenues	$2,969	$2,860	$109	3.8%
Segment operating income	466	482	(16)	(3.3%	)

Three Months Ended June 30:

Net revenues increased $75 million (5.1%), due to higher net pricing (8.3 pp), partially offset by lower volume (1.7 pp) and unfavorable mix (1.5 pp). Biscuit net revenues increased, driven by higher input cost-driven pricing, partially offset by unfavorable mix. Biscuit volume growth was due to base business gains in Oreo Cookies and Ritz Crackers (Fresh Stacks), as well as new product introductions including Cakesters (Oreo and Nilla) and Kraft macaroni and cheese crackers. Ready-to-eat cereal net revenues increased, driven by higher net pricing and the continued strength of Honey Bunches of Oats. Snack bars net revenues were lower primarily due to volume declines, primarily in South Beach Living bars. Snack nuts net revenues increased, driven by higher net pricing.

Segment operating income increased $41 million (16.3%), due primarily to higher net pricing and realized gains from certain commodity hedging activities for requirements in future quarters, partially offset by higher input costs, unfavorable volume/mix and higher marketing, administration and research costs (including higher marketing support).

Six Months Ended June 30:

Net revenues increased $109 million (3.8%), due primarily to higher net pricing (5.3 pp), partially offset by unfavorable mix (0.8 pp) and lower volume (0.6 pp). Biscuit net revenues increased, driven by higher input cost-driven pricing and higher volume, partially offset by unfavorable mix. Biscuit volume growth was driven by base business gains in Oreo Cookies and Ritz Crackers (Fresh Stacks), as well as new product introductions including Cakesters (Oreo and Nilla), Candy Bites 100 Calorie Packs, Chips Ahoy! and Nutter Butter Big & Soft Cookies and Kraft macaroni and cheese crackers. Ready-to-eat cereal net revenues increased, driven by higher net pricing and the continued strength of Honey Bunches of Oats. Snack bars net revenues decreased, driven by volume declines, primarily in South Beach Living bars. Snack nuts net revenues increased, driven by higher net pricing.

Segment operating income decreased $16 million (3.3%), due primarily to higher input costs (including higher raw material costs), unfavorable volume/mix, higher marketing, administration and research costs (including higher marketing support) and a 2007 gain on the divestiture of our hot cereal assets and trademarks, partially offset by higher net pricing and by realized gains from certain commodity hedging activities for requirements in future quarters.

Canada & N.A. Foodservice

	For the Three Months Ended
	June 30,
	2008	2007	$ change	% change
	(in millions; 2007 restated)

Net revenues	$1,170	$1,041	$129	12.4%
Segment operating income	140	115	25	21.7%

	For the Six Months Ended
	June 30,
	2008	2007	$ change	% change
	(in millions; 2007 restated)

Net revenues	$2,220	$1,949	$271	13.9%
Segment operating income	251	198	53	26.8%

Three Months Ended June 30:

Net revenues increased $129 million (12.4%), due to favorable foreign currency (8.4 pp), higher volume (4.4 pp) and higher net pricing (2.4 pp), partially offset by unfavorable mix (2.4 pp) and the impact of divestitures (0.4 pp). In Canada, net revenues growth was primarily driven by volume gains across all retail businesses and favorable foreign currency movements. In N.A. Foodservice, net revenues growth was primarily driven by higher input cost-driven pricing and favorable foreign currency movements, partially offset by unfavorable mix.

Segment operating income increased $25 million (21.7%), due primarily to higher net pricing, favorable foreign currency, favorable volume/mix and lower manufacturing costs. These favorable variances were partially offset by higher Restructuring Program costs, higher raw material costs and increased marketing support costs.

Six Months Ended June 30:

Net revenues increased $271 million (13.9%), due to favorable foreign currency (9.0 pp), higher volume (3.5 pp) and higher net pricing (3.1 pp), partially offset by unfavorable mix (1.2 pp) and the impact of divestitures (0.5 pp). In Canada, net revenues growth was primarily driven by volume gains across all retail businesses and favorable foreign currency movements. In N.A. Foodservice, net revenues growth was primarily driven by higher input cost-driven pricing, higher volume and favorable foreign currency movements, partially offset by unfavorable mix.

Segment operating income increased $53 million (26.8%) due primarily to higher net pricing, favorable foreign currency, lower manufacturing costs and favorable volume/mix. These favorable variances were partially offset by higher raw material costs, higher Restructuring Program costs and increased marketing support costs.

European Union

	For the Three Months Ended
	June 30,
	2008	2007	$ change	% change
	(in millions; 2007 restated)

Net revenues	$2,915	$1,841	$1,074	58.3%
Segment operating income	164	125	39	31.2%

	For the Six Months Ended
	June 30,
	2008	2007	$ change	% change
	(in millions; 2007 restated)

Net revenues	$5,634	$3,591	$2,043	56.9%
Segment operating income	334	243	91	37.4%

Three Months Ended June 30:

Net revenues increased $1,074 million (58.3%), due to the impact of our Danone Biscuit acquisition (40.7 pp), favorable foreign currency (16.6 pp), higher net pricing (4.1 pp) and favorable mix (1.5 pp), partially offset by the impact of divestitures (2.4 pp) and lower volume (2.2 pp). Higher input cost-driven pricing was partially offset by higher promotional spending, primarily in chocolate and coffee. Favorable mix was driven by improved product mix within coffee and cheese categories. Lower volume was driven primarily by declines in coffee and cheese, partially offset by gains in chocolate.

Segment operating income increased $39 million (31.2%), due primarily to the impact of our Danone Biscuit acquisition (net of associated integration costs), higher net pricing, favorable foreign currency and lower Restructuring Program costs. These favorable variances were partially offset by higher raw material costs and the net loss on the divestiture of a small operation in Spain.

Six Months Ended June 30:

Net revenues increased $2,043 million (56.9%), due to the impact of our Danone Biscuit acquisition (37.2 pp), favorable foreign currency (15.0 pp), higher net pricing (2.9 pp), favorable mix (1.8 pp) and higher volume (1.7 pp), partially offset by the impact of divestitures (1.7 pp). Higher input cost-driven pricing was partially offset by higher promotional spending. Also contributing to net revenues growth, was higher volume and favorable mix, primarily due to gains in chocolate.

Segment operating income increased $91 million (37.4%), due primarily to the impact of our Danone Biscuit acquisition (net of associated integration costs), higher net pricing, favorable volume/mix, favorable foreign currency and lower Restructuring Program costs. These favorable variances were partially offset by higher raw material costs and the net loss on the divestitures of several small operations in Spain.

Developing Markets

	For the Three Months Ended
	June 30,
	2008	2007	$ change	% change
	(in millions; 2007 restated)

Net revenues	$1,790	$1,302	$488	37.5%
Segment operating income	196	136	60	44.1%

	For the Six Months Ended
	June 30,
	2008	2007	$ change	% change
	(in millions; 2007 restated)

Net revenues	$3,410	$2,436	$974	40.0%
Segment operating income	344	229	115	50.2%

Three Months Ended June 30:

Net revenues increased $488 million (37.5%), due to the impact of our Danone Biscuit acquisition (10.5 pp), favorable foreign currency (9.9 pp), higher net pricing (9.4 pp), favorable mix (3.6 pp), the favorable resolution of a Brazilian value added tax claim (3.0 pp) and higher volume (1.1 pp). In Eastern Europe, Middle East & Africa, net revenues increased, driven by higher net pricing across the region, our Danone Biscuit acquisition, volume growth in chocolate, biscuits and coffee categories and favorable foreign currency. In Latin America, net revenues increased, driven by favorable foreign currency, favorable resolution of a value added tax claim, and favorable volume/mix in Brazil; and higher net pricing and favorable volume/mix in Argentina and Venezuela. In Asia Pacific, net revenues increased, due primarily to our Danone Biscuit acquisition, favorable foreign currency, higher net pricing across the region and favorable volume/mix in China and Southeast Asia.

Segment operating income increased $60 million (44.1%), due primarily to higher net pricing, favorable resolution of a Brazilian value added tax claim, favorable volume/mix, favorable foreign currency and the impact of our Danone Biscuit acquisition. These favorable variances were partially offset by higher input costs (including higher raw material costs), higher marketing, administration and research costs (including higher marketing support) and higher Restructuring Program costs.

Six Months Ended June 30:

Net revenues increased $974 million (40.0%), due to the impact of our Danone Biscuit acquisition (10.8 pp), favorable foreign currency (9.9 pp), higher net pricing (9.1 pp), higher volume (4.4 pp), favorable mix (4.0 pp) and the favorable resolution of a Brazilian value added tax claim (1.8pp). In Eastern Europe, Middle East & Africa, net revenues increased, driven by higher net pricing across the region, our Danone Biscuit acquisition, volume growth in chocolate, biscuits and coffee categories and favorable foreign currency. In Latin America, net revenues increased, driven by favorable foreign currency, favorable resolution of a value added tax claim and favorable volume/mix in Brazil; favorable volume/mix and higher pricing in Argentina; and higher pricing and favorable volume/mix in Venezuela. In Asia Pacific, net revenues increased, due primarily to our Danone Biscuit acquisition, higher net pricing across the region, favorable foreign currency and favorable volume/mix in China and Southeast Asia.

Segment operating income increased $115 million (50.2%) due primarily to higher net pricing, favorable mix, favorable resolution of a Brazilian value added tax claim, higher volume, favorable foreign currency and the impact of our Danone Biscuit acquisition. These favorable variances were partially offset by higher input costs (including higher raw material costs), higher marketing, administration and research costs (including higher marketing support) and higher Restructuring Program costs.

Commodity Trends

We are a major purchaser of dairy, coffee, cocoa, wheat, corn products, soybean and vegetable oils, nuts, meat products, and sugar and other sweeteners. We also use significant quantities of plastic, glass and cardboard to package our products, and natural gas for our factories and warehouses. We continuously monitor worldwide supply and cost trends of these commodities so we can act quickly to obtain ingredients and packaging needed for production.

During the first six months of 2008, our aggregate commodity costs rose significantly as a result of higher dairy, coffee, wheat, soybean oil and packaging costs. For the first six months of 2008, our commodity costs were approximately $780 million higher than in the first six months of 2007, with dairy costs accounting for approximately $360 million of the overall increase. We expect the current, higher cost environment to continue, particularly for dairy, grains, energy and packaging.

Liquidity

We believe that our cash from operations, our existing $4.5 billion revolving credit facility and our authorized long-term financing will provide sufficient liquidity to meet our working capital needs (including the cash requirements of the Restructuring Program), planned capital expenditures, future contractual obligations, authorized share repurchases and payment of our anticipated quarterly dividends.

Net Cash Provided by Operating Activities:

During the first six months of 2008, operating activities provided $1,349 million net cash, compared with $1,410 million in the comparable 2007 period. Operating cash flows decreased in the first six months of 2008 in comparison with the same period in 2007 primarily because of lower earnings and the $305 million tax transfer from Altria in 2007 for the federal tax contingencies held by them, less the impact of federal reserves reversed due to the adoption of Financial Accounting Standards Board Interpretation No. 48. The transfer from Altria was reflected within other in our condensed consolidated statements of cash flows. The decrease in operating cash flows was partially offset by $117 million in lower working capital costs (principally due to the timing of payments for accrued liabilities, partially offset by higher raw material costs).

Net Cash Used in Investing Activities:

During the first six months of 2008, net cash used in investing activities was $617 million, compared with $293 million in the first six months of 2007. The increase in cash used in investing activities primarily relates to lower proceeds from divestitures, higher capital expenditures and a payment made to Groupe Danone S.A. to refund excess cash received in the acquisition of Danone Biscuit. During the first six months of 2008, we received $76 million in proceeds on divestitures of several small operations in Spain. During the first six months of 2007, we divested sugar confectionery assets in Romania and related trademarks and our hot cereal assets and trademarks, and received $203 million in proceeds.

Capital expenditures for the first six months of 2008 were $590 million, compared with $506 million in the first six months of 2007. We expect full-year capital expenditures to be slightly higher than 2007 expenditures of $1.2 billion, including capital expenditures required for the Restructuring Program and systems investments. We expect to fund these expenditures with cash from operations.

Net Cash Used in Financing Activities:

During the first six months of 2008, net cash used in financing activities was $625 million, compared with $950 million in the first six months of 2007. The net cash used in financing activities in 2008 primarily relates to $5.9 billion in payments made on the bridge facility used to fund our Danone Biscuit acquisition, $826 million in dividends paid and $650 million in Common Stock share repurchases, partially offset by $6.4 billion in proceeds from our long-term debt offerings.

Borrowing Arrangements:

At December 31, 2007, we had borrowed €3.8 billion (approximately $5.5 billion) under the 364-day bridge facility agreement we used to acquire Danone Biscuit (“Danone Biscuit Bridge Facility”). According to the credit agreement, we were required to repay borrowings with the net cash proceeds from debt offerings having a maturity of greater than one year. As such, we repaid the €3.8 billion (approximately $5.9 billion) with proceeds from our March 20, 2008 and May 22, 2008 debt issuances. Upon repayment, this facility was terminated.

We maintain a revolving credit facility that we have historically used for general corporate purposes and to support our commercial paper issuances. The $4.5 billion, multi-year revolving credit facility expires in April 2010. No amounts were drawn on this facility at June 30, 2008.

We must maintain a net worth of at least $20.0 billion under the terms of our revolving credit facility. At June 30, 2008, our net worth was $28.0 billion. We expect to continue to meet this covenant. The revolving credit facility has no other financial covenants, credit rating triggers or provisions that could require us to post collateral as security.

In addition to the above, some of our international subsidiaries maintain primarily uncommitted credit lines to meet short-term working capital needs. Collectively, these credit lines amounted to $1.8 billion at June 30, 2008. Borrowings on these lines amounted to $295 million at June 30, 2008, and $250 million at December 31, 2007.

Debt:

Our total debt was $22.3 billion at June 30, 2008, and $21.0 billion at December 31, 2007. Our debt-to-capitalization ratio was 0.44 at June 30, 2008, and 0.43 at December 31, 2007.

On March 20, 2008, we issued €2.85 billion (approximately $4.50 billion) of senior unsecured notes, and on May 22, 2008, we issued $2.00 billion of senior unsecured notes. We used the net proceeds (€2.83 billion in March and $1.97 billion in May) for general corporate purposes, including the repayment of borrowings under our Danone Biscuit Bridge Facility and other short-term borrowings. Refer to Note 4, Debt and Borrowing Arrangements, for further details of both debt offerings.

We refinance long-term and short-term debt from time to time. The nature and amount of our long-term and short-term debt and the proportionate amount of each varies as a result of future business requirements, market conditions and other factors. At June 30, 2008, we had approximately $3.5 billion remaining in long-term financing authority from our Board of Directors.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

We have no off-balance sheet arrangements other than the guarantees and contractual obligations that are discussed below and in our Form 10-K/A for the year ended December 31, 2007.

Guarantees:

As discussed in Note 12, Commitments and Contingencies, we have third-party guarantees because of our acquisition, divestiture and construction activities. As part of those transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At June 30, 2008, the maximum potential payments under our third-party guarantees were $45 million, of which $8 million have no specified expiration dates. Substantially all of the remainder expire at various times through 2018. The carrying amounts of these guarantees were $39 million on our condensed consolidated balance sheet at June 30, 2008.

In addition, at June 30, 2008, we were contingently liable for $200 million of guarantees related to our own performance. These include letters of credit related to dairy commodity purchases and guarantees related to the payment of custom duties and taxes, and other letters of credit.

Guarantees do not have, and we do not expect them to have, a material effect on our liquidity.

Aggregate Contractual Obligations:

Our Form 10-K/A for the year ended December 31, 2007 contains a table that summarizes our known obligations to make future payments. Other than the items discussed below, there have been no significant changes to our future payment obligations since December 31, 2007.

The following table summarizes our contractual obligations with respect to long-term debt, including capital leases, and interest expense at June 30, 2008:

	Payments Due for the Year Ended June 30,
	Total	2009	2010-11	2012-13		2014 and Thereafter
	(in millions)

Long-term debt (1)	$20,108	$712	$1,452	$7,401		$10,543
Interest expense (2)	12,169	1,151	2,285	1,766		6,967
Capital leases (3)	100	20	23	17		40

(1)    Amounts represent the expected cash payments of our long-term debt and do not include unamortized bond premiums or discounts.

(2)    Amounts represent the expected cash payments of our interest expense on our long-term debt. Interest calculated on our variable rate debt was forecasted using a LIBOR forward curve analysis as of June 30, 2008. Interest calculated on our euro notes was forecasted using the euro to U.S. dollar exchange rate as of June 30, 2008. An insignificant amount of interest expense was excluded from the table for a portion of our foreign debt due to the complexities involved in forecasting expected interest payments.

(3)    Amounts represent the expected cash payments of our capital leases, including the expected cash payments of interest expense on our capital leases of $28 million.

Equity and Dividends

Stock Repurchases:

Our Board of Directors authorized the following Common Stock repurchase program. We are not obligated to repurchase any of our Common Stock and may suspend the program at our discretion. We made these repurchases of our Common Stock in open market transactions.

Share Repurchase Program authorized by the Board of Directors				$5.0 billion

Authorized period for repurchase				April 2007 – March 2009

Aggregate cost of shares repurchased in second quarter 2008 (millions of shares)				–

Aggregate cost of shares repurchased in 2008 (millions of shares)				$650 million (21.3 shares)

Aggregate cost of shares repurchased life-to-date under program (millions of shares)				$4.1 billion (127.0 shares	)

As of June 30, 2008, we had $850 million remaining under our $5.0 billion share repurchase program and we expect to complete the program before the authorization expires in March 2009.

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

In January 2008, we granted 1.4 million shares of stock in connection with our long-term incentive plan. The market value per share was $32.26 on the date of grant, and the shares vest based on varying performance, market and service conditions. The unvested shares have no voting rights and do not pay dividends.

In February 2008, as part of our annual incentive program, we issued 3.4 million shares of restricted and deferred stock to eligible U.S. and non-U.S. employees. Restrictions on these shares lapse in the first quarter of 2011. The market value per restricted or deferred share was $29.49 on the date of grant. Also, as part of our annual incentive program, we granted 13.5 million stock options to eligible U.S. and non-U.S. employees at an exercise price of $29.49. The stock options vest one-third each year, beginning in 2009.

Additionally, we issued 0.1 million off-cycle shares of restricted and deferred stock during the first six months of 2008. The weighted-average market value per restricted or deferred share was $31.17 on the date of grant. The total number of restricted and deferred shares issued in the first six months of 2008 was 4.9 million, including those issued as part of our long-term incentive plan. We also granted 0.1 million off-cycle stock options during the first six months of 2008 at an exercise price of $30.78.

Dividends:

We paid dividends of $826 million in the first six months of 2008 and $820 million in the first six months of 2007. The increase reflects a higher dividend rate in 2008, partially offset by a lower number of shares outstanding because of share repurchases. Our present annualized dividend rate is $1.08 per common share. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision-making.

2008 Outlook

We now expect diluted EPS of at least $1.54, versus a previous expectation of at least $1.56, for 2008. Our updated guidance reflects better-than-expected growth from operations, offset by the $0.04 loss on divestitures. Our guidance does not reflect the impact of the pending transaction to merge our Post cereals business into Ralcorp.

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

Contingencies

See Note 12, Commitments & Contingencies, and Part II – Other Information, Item 1. Legal Proceedings for a discussion of contingencies.

Forward-Looking Statements

This report contains forward-looking statements regarding the timing of final appraisals in connection with our acquisition of Danone Biscuit; the split-off of the Post cereals business, that the exchange is expected to be tax-free to participating shareholders, that the transaction is subject to customary closing conditions, our anticipated closing date, the number of employees who will join Ralcorp, the date of the expiration of the exchange offer, the number of shares of Cable Holdco that will be offered, the number of Kraft shares to be distributed as a pro rata dividend, the reduction in our outstanding Common Stock and our intent to repay debt with net proceeds; with regard to our Restructuring Program, our pre-tax charges, the number of facilities we intend to close and the number of positions we will eliminate, the use of cash to pay approximately $1.7 billion of the charges, the amount of cumulative, annualized savings and the amount we expect to spend in capital to implement the program; with regard to implementing our new operating structure, the intent to simplify, streamline and increase accountability to generate reliable growth for Kraft; the number of positions we will eliminate in streamlining our headquarters functions; our ability to reorganize our European Union segment to function on a pan-European centralized category management and value chain model; that we continue to assess opportunities to mitigate the loss of tax benefits and our expected annual lost tax benefits due to filing separately from Altria; our belief that structuring Canada and North America Foodservice as a standalone reportable segment will drive our business; that we continuously monitor worldwide supply and cost trends so we can act quickly; our expectation that the current, higher cost environment will continue, particularly for dairy, grains, energy and packaging; our belief regarding our liquidity; our expectation for, and how we intend to fund, 2008 capital expenditures; our expectation to continue to meet financial covenants under our revolving credit facility; the effect of guarantees on our liquidity; expected cash payments related to long-term debt, interest expense and capital leases; our expectation to complete the current authorization under our share repurchase program before the authorization expires in March 2009; our 2008 Outlook, specifically diluted EPS and growth from operations; our expectation that the provisions of SFAS Nos. 141(R), 157, 160 and 161 will not have a material impact; and our belief that the final outcome of our legal proceedings will not materially affect our financial results.

These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below and those contained in the “Risk Factors” found in our Form 10-K/A for the year ended December 31, 2007, identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Such factors, include, but are not limited to, continued higher input costs, pricing actions, increased competition, our ability to differentiate our products from private label products, increased costs of sales, our ability to realize the expected cost savings and spending from our planned Restructuring Program, difficulty in obtaining materials from our suppliers, the ability to supply our products and meet demand for our products, our indebtedness and our ability to pay our indebtedness, unexpected safety or manufacturing issues, FDA or other regulatory actions or delays, unanticipated expenses such as litigation or legal settlement expenses, our inability to successfully integrate the Danone Biscuit business, our failure to consummate the Post cereals transaction, a shift in our product mix to lower margin offerings, risks from operating internationally, our ability to protect our intellectual and other proprietary rights, our ability to retain key employees and tax law changes. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this Form 10-Q.

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

Item 4. Controls and Procedures.

a)	Evaluation of Disclosure Controls and Procedures

Management, together with our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. We acquired the global biscuit business of Groupe Danone S.A. (“Danone Biscuit”) on November 30, 2007, and it represented approximately 14.6% of our total assets as of June 30, 2008. As the acquisition occurred during the last 12 months, the scope of our assessment of the effectiveness of internal control over financial reporting does not include Danone Biscuit. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective.

b)	Changes in Internal Control Over Financial Reporting

Management, together with our Chief Executive Officer and Chief Financial Officer, evaluated the changes in our internal control over financial reporting during the quarter ended June 30, 2008. In 2007, we began a multi-year SAP integration project. During the quarter ended June 30, 2008, we transitioned some of our processes and procedures into the SAP control environment. As we migrate to the SAP environment, our management ensures that our key controls are mapped to applicable controls within SAP, tests transition controls prior to the migration date of those controls, and as appropriate, maintains and evaluates controls over the flow of information to and from SAP. We expect the transition period to continue through 2010. We determined that there were no other changes in our internal control over financial reporting during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are defendants in a variety of legal proceedings. Plaintiffs in a few of those cases seek substantial damages. We cannot predict with certainty the results of these proceedings. However, we believe that the final outcome of these proceedings will not materially affect our financial results.

Kraft is involved in litigation with The Procter & Gamble Company (“P&G”) concerning two patents related to packaging for coffee. On August 27, 2007, P&G filed a patent infringement lawsuit in the U.S. District Court for the Northern District of California (“ND California Court”) against our wholly owned subsidiary, Kraft Foods Global, Inc. (“KFGI”), alleging infringement of P&G’s U.S. Patent Number 7,169,418 (“the P&G 418 Patent”). On October 11, 2007, the lawsuit was stayed and remains stayed in that court.

On October 26, 2007, our wholly owned subsidiary, Kraft Foods Holdings, Inc. (“KFHI”), filed a lawsuit against P&G in the U.S. District Court for the Western District of Wisconsin (“WD Wisconsin Court”) alleging infringement of KFHI’s U.S. Patent Number 7,074,443 ( the “Kraft’s 443 Patent”). On October 31, 2007, P&G filed a counterclaim in the WD Wisconsin Court against KFGI and KFHI alleging infringement of its U.S. Patent Number 7,169,419, (the “P&G 419 Patent”). On January 25, 2008, noting similarities between the P&G 419 Patent and the P&G 418 Patent, the WD Wisconsin Court granted KFHI’s motion to transfer the P&G 419 Patent counterclaim to the ND California Court. On March 5, 2008, KFHI filed a motion in the ND California Court to stay the lawsuit alleging infringement of the P&G 419 Patent for essentially the same reasons that the P&G 418 Patent suit was stayed. That motion is now pending in the ND California Court. On May 30, 2008, the WD Wisconsin Count dismissed the Kraft 443 Patent claim by mutual agreement of the parties ending the litigation regarding the Kraft 443 patent.

Item 1A. Risk Factors.

There were no material changes to the risk factors disclosed in our Form 10-K/A for the year ended December 31, 2007, in response to Item 1A, Risk Factors, to Part I of our report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Our share repurchase program activity for each of the three months ended June 30, 2008 was:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number	Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs (a)(b)	Programs (a)
April 1–30, 2008	–		126,969,058	$850,000,012
May 1–31, 2008	–		126,969,058	$850,000,012
June 1–30, 2008	–		126,969,058	$850,000,012

Pursuant to Publicly Announced Plans or Programs	–

April 1–30, 2008 (c)	39,547	$30.78
May 1–31, 2008 (c)	28,787	$31.64
June 1–30, 2008 (c)	6,918	$31.55

For the Quarter Ended June 30, 2008	75,252	$31.38

(a)    Our two-year, $5.0 billion share repurchase program began on March 30, 2007. We are not obligated to acquire any amount of our Common Stock and may suspend the program at our discretion.

(b)    Aggregate number of shares repurchased under the share repurchase program as of the end of the period presented.

(c)    Shares tendered to us by employees who used shares to exercise the option, and shares tendered to us by employees who vested in restricted and deferred stock and used shares to pay the related taxes. As such, these are non-cash transactions.

Item 4. Submission of Matters to a Vote of Security Holders.

Our annual meeting of shareholders was held in Skokie, Illinois on May 13, 2008. 1,323,375,179 shares of Common Stock, or 86.92% of our outstanding shares, were represented in person or by proxy.

The 12 directors listed below were elected to a one-year term expiring in 2009:

	Number of Votes
	For	Withheld
Ajay Banga	1,286,453,454	36,921,984
Jan Bennink	1,293,837,978	29,537,460
Myra M. Hart	1,298,687,689	24,687,749
Lois D. Juliber	1,300,688,118	22,687,320
Mark D. Ketchum	1,293,267,955	30,107,483
Richard A. Lerner, M.D.	1,290,977,757	32,397,681
John C. Pope	1,282,196,864	41,178,573
Fredric G. Reynolds	1,300,691,123	22,684,315
Irene B. Rosenfeld	1,290,653,655	32,721,783
Mary L. Schapiro	1,293,252,873	30,122,565
Deborah C. Wright	1,287,764,971	35,610,467
Frank G. Zarb	1,298,999,224	24,376,214

The selection of PricewaterhouseCoopers LLP as independent auditors was ratified: 1,306,441,788 votes in favor, 4,629,045 votes against and 12,304,605 shares abstained.

Item 6. Exhibits.

Exhibit Number	Description
1.1	Terms Agreement, among the Company and Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., HSBC Securities (USA) Inc., J.P. Morgan Securities Inc. and UBS Securities LLC, as representatives of the several underwriters named therein, dated May 19, 2008 (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2008).

4.1(a)	Officers’ Certificate, establishing the terms and forms of the Notes, dated May 22, 2008 (incorporated by reference to Exhibit 4.1(a) to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2008).

4.1(b)	Specimen of 6.125% Notes due 2018 (incorporated by reference to Exhibit 4.1(b) to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2008).

4.1(c)	Specimen of 6.875% Notes due 2039 (incorporated by reference to Exhibit 4.2(c) to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2008).

10.1	Kraft Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2008).

10.2	Kraft Executive Deferred Compensation Plan Adoption Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2008).

10.3	Kraft Foods Inc. 2006 Stock Compensation Plan for Non-Employee Directors, amended May 13, 2008.

12	Statement regarding computation of ratios of earnings to fixed charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRAFT FOODS INC.

/S/ TIMOTHY R. MCLEVISH

Timothy R. McLevish Executive Vice President and Chief Financial Officer August 1, 2008