Form 10-Q
period 2008-09-30
KRAFT FOODS INC
filed 2008-10-31
CIK 1103982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

At September 30, 2008, there were 1,469,127,963 shares of the registrant’s common stock outstanding.

KRAFT FOODS INC. AND SUBSIDIARIES

In this report, “Kraft,” “we,” “us” and “our” refers to Kraft Foods Inc. and subsidiaries, and “Common Stock” refers to Kraft’s Class A common stock.

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007

Net revenues	$10,462	$8,760	$31,434	$25,991
Cost of sales	7,096	5,835	20,813	17,018

Gross profit	3,366	2,925	10,621	8,973

Marketing, administration and research costs	2,199	1,864	6,689	5,631
Asset impairment and exit costs	123	173	306	347
Losses / (gains) on divestitures, net	1	–	93	(20)
Amortization of intangibles	7	3	18	9

Operating income	1,036	885	3,515	3,006

Interest and other debt expense, net	298	165	934	378

Earnings from continuing operations before income taxes	738	720	2,581	2,628

Provision for income taxes	192	185	818	803

Earnings from continuing operations	546	535	1,763	1,825

Earnings and gain from discontinued operations, net of income taxes (Note 11)	852	61	975	180

Net earnings	$1,398	$596	$2,738	$2,005

Per share data:
Basic earnings per share:
Continuing operations	$0.37	$0.34	$1.17	$1.15
Discontinued operations	0.58	0.04	0.65	0.11

Net earnings	$0.95	$0.38	$1.82	$1.26

Diluted earnings per share:
Continuing operations	$0.36	$0.34	$1.16	$1.13
Discontinued operations	0.57	0.04	0.64	0.12

Net earnings	$0.93	$0.38	$1.80	$1.25

Dividends declared	$0.29	$0.27	$0.83	$0.77

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions of dollars)

(Unaudited)

	September 30,	December 31,
	2008	2007

ASSETS
Cash and cash equivalents	$737	$567
Receivables (less allowances of $113 in 2008 and $94 in 2007)	4,709	5,197
Inventories:
Raw materials	1,825	1,605
Finished product	2,839	2,491

Total inventories, net	4,664	4,096
Deferred income taxes	754	575
Other current assets	393	302

Total current assets	11,257	10,737

Property, plant and equipment, at cost	18,903	19,204
Less accumulated depreciation	8,265	8,426

Property, plant and equipment, net	10,638	10,778
Goodwill	28,573	31,193
Intangible assets, net	13,496	12,200
Prepaid pension assets	1,712	1,648
Other assets	1,269	1,437

TOTAL ASSETS	$66,945	$67,993

LIABILITIES
Short-term borrowings	$1,000	$7,385
Current portion of long-term debt	719	722
Accounts payable	3,439	4,065
Accrued marketing	1,751	1,833
Accrued employment costs	902	913
Other current liabilities	2,484	2,168

Total current liabilities	10,295	17,086

Long-term debt	18,874	12,902
Deferred income taxes	5,439	4,876
Accrued pension costs	771	810
Accrued postretirement health care costs	2,890	2,846
Other liabilities	2,275	2,178

TOTAL LIABILITIES	40,544	40,698

Contingencies (Note 13)

SHAREHOLDERS’ EQUITY
Common Stock, no par value (1,735,000,000 shares issued in 2008 and 2007)	–	–
Additional paid-in capital	23,505	23,445
Retained earnings	13,623	12,209
Accumulated other comprehensive losses	(2,005)	(1,835)
Treasury stock, at cost	(8,722)	(6,524)

TOTAL SHAREHOLDERS’ EQUITY	26,401	27,295

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$66,945	$67,993

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(in millions of dollars, except per share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Losses) / Earnings	Treasury Stock	Total Shareholders’ Equity

Balances at January 1, 2007	$–	$23,626	$11,128	$(3,069)	$(3,130)	$28,555
Comprehensive earnings:
Net earnings	–	–	2,590	–	–	2,590
Other comprehensive earnings, net of income taxes	–	–	–	1,234	–	1,234

Total comprehensive earnings *						3,824

Initial adoption of FIN 48	–	–	213	–	–	213
Exercise of stock options and issuance of other stock awards	–	33	(79)	–	293	247
Net settlement of employee stock awards with Altria Group, Inc.	–	(179)	–	–	–	(179)
Cash dividends declared ($1.04 per share)	–	–	(1,643)	–	–	(1,643)
Common Stock repurchased	–	–	–	–	(3,687)	(3,687)
Other	–	(35)	–	–	–	(35)

Balances at December 31, 2007	$–	$23,445	$12,209	$(1,835)	$(6,524)	$27,295
Comprehensive earnings:
Net earnings	–	–	2,738	–	–	2,738
Other comprehensive losses, net of income taxes	–	–	–	(170)	–	(170)

Total comprehensive earnings *						2,568

Exercise of stock options and issuance of other stock awards	–	60	(75)	–	223	208
Cash dividends declared ($0.83 per share)	–	–	(1,249)	–	–	(1,249)
Common Stock repurchased	–	–	–	–	(777)	(777)
Common Stock tendered (Note 11)	–	–	–	–	(1,644)	(1,644)

Balances at September 30, 2008	$–	$23,505	$13,623	$(2,005)	$(8,722)	$26,401

*	Total comprehensive earnings were $567 million for the quarter ended September 30, 2008, $774 million for the quarter ended September 30, 2007 and $2,578 million for the nine months ended September 30, 2007.

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions of dollars)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2008	2007

CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES
Net earnings	$2,738	$2,005
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	752	662
Deferred income tax benefit	(118)	(214)
Losses / (gains) on divestitures, net	93	(20)
Gain on discontinued operations (Note 11)	(860)	–
Asset impairment and exit costs, net of cash paid	167	171
Change in assets and liabilities, excluding the effects of acquisitions and divestitures:
Receivables, net	373	96
Inventories	(817)	(739)
Accounts payable	(216)	36
Amounts due to Altria Group, Inc. and affiliates	–	(93)
Other working capital items	172	(255)
Change in pension assets and postretirement liabilities, net	28	128
Other	217	503

Net cash provided by operating activities	2,529	2,280

CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES
Capital expenditures	(901)	(858)
Acquisitions, net of cash received	(99)	–
Proceeds from divestitures, net of disbursements	38	203
Other	38	15

Net cash used in investing activities	(924)	(640)

CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES
Net (repayment) / issuance of short-term borrowings	(5,834)	1,102
Long-term debt proceeds	6,477	3,550
Long-term debt repaid	(65)	(1,454)
Decrease in amounts due to Altria Group, Inc. and affiliates	–	(149)
Repurchase of Common Stock	(777)	(3,171)
Dividends paid	(1,236)	(1,214)
Other	32	(67)

Net cash used in financing activities	(1,403)	(1,403)

Effect of exchange rate changes on cash and cash equivalents	(32)	22

Cash and cash equivalents:
Increase	170	259
Balance at beginning of period	567	239

Balance at end of period	$737	$498

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.  Accounting Policies:

Basis of Presentation:

Our interim condensed consolidated financial statements are unaudited. We prepared the condensed consolidated financial statements following SEC rules for interim reporting. As permitted under those rules, a number of footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America have been condensed or omitted. It is management’s opinion that these financial statements include all normal and recurring adjustments necessary for a fair presentation of our financial position and operating results. Net revenues and net earnings for any interim period are not necessarily indicative of future or annual results.

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

Discontinued Operations:

Effective August 4, 2008, we completed the split-off of the Post cereals business. Beginning in the third quarter of 2008, the results of the Post cereals business were reflected as discontinued operations on the condensed consolidated statement of earnings and prior period results were restated in a consistent manner.

Reclassification:

We reclassified dividends payable, other accrued liabilities and income taxes in the prior year balance sheet from separate line items into other current liabilities to conform with the current year’s presentation. We also reclassified income taxes in the prior year statement of cash flows from a separate line item into other working capital items to conform with the current year’s presentation.

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

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. The provisions are effective for Kraft as of January 1, 2009. FSP EITF 03-6-1 considers unvested share-based payment awards with the right to receive nonforfeitable dividends or their equivalents participating securities that should be included in the calculation of EPS under the two-class method. As such, following the adoption of FSP EITF 03-6-1, our restricted and deferred stock awards will be considered participating units in our calculation of EPS. We do not expect the adoption of this statement to have a material impact on our financial statements.

Note 2.  Asset Impairment, Exit and Implementation Costs:

Restructuring Program

In January 2004, we announced a three-year restructuring program (the “Restructuring Program”) and, in January 2006, extended it through 2008. The objectives of this program are to leverage our global scale, realign and lower our cost structure, and optimize capacity. As part of the Restructuring Program, we anticipate:

•	incurring approximately $3.0 billion in pre-tax charges reflecting asset disposals, severance and implementation costs;
•	closing approximately 35 facilities and eliminating approximately 16,800 positions; and
•	using cash to pay for approximately $1.9 billion of the $3.0 billion in charges.

We incurred $309 million in charges under the Restructuring Program during the first nine months of 2008. Since the inception of the Restructuring Program, we have incurred $2.4 billion in charges and paid cash for $1.3 billion.

In February 2008, we announced the implementation of our new operating structure built on three core elements: business units; shared services that leverage the scale of our global portfolio; and a streamlined corporate staff. Within our new structure, business units now have full P&L accountability and are staffed accordingly. This also ensures that we are putting our resources closer to where decisions are made that affect our consumers and customers. Our corporate and shared service functions continue to streamline their organizations and focus them on core activities that can more efficiently support the goals of the business units. The intent is to simplify, streamline and increase accountability, with the ultimate goal of generating reliable growth for Kraft. In total, we have eliminated approximately 700 positions as we streamline our headquarter functions.

We are also in the process of reorganizing our European Union segment to function on a pan-European centralized category management and value chain model. After the reorganization is complete, the European Principal Company (“EPC”) will manage the European Union segment categories centrally and make decisions for all aspects of the value chain, except for sales and distribution. The European subsidiaries will execute sales and distribution locally, and the local production companies will act as toll manufacturers on behalf of the EPC. The EPC legal entity has been incorporated as Kraft Foods Europe GmbH in Zurich, Switzerland. As part of this reorganization, we incurred $27 million of implementation costs and $6 million of non-recurring costs during the nine months ended September 30, 2008. Implementation costs are included in the total Restructuring Program charges. Other costs relating to our European Union segment reorganization are recorded as marketing, administration and research costs. Management believes the disclosure of implementation and other non-recurring charges provides readers of our financial statements greater transparency to the total costs of our European Union segment reorganization.

Restructuring Costs:

Under the Restructuring Program, we recorded asset impairment and exit costs of $68 million during the three months and $251 million during the nine months ended September 30, 2008. We expect to pay cash for approximately $187 million of the charges that we incurred during the first nine months of 2008. We announced the closure of two plants during the first nine months of 2008; since the program began in 2004, we have announced the closure of 32 facilities. In October 2008, we announced the closure of one additional plant.

Restructuring liability activity for the nine months ended September 30, 2008 was:

	Severance	Asset Write-downs	Other	Total
	(in millions)

Liability balance, January 1, 2008	$154	$–	$16	$170
Charges	148	52	51	251
Cash (spent) / received	(141)	34	(32)	(139)
Charges against assets	(3)	(81)	–	(84)
Currency	(7)	(5)	–	(12)

Liability balance, September 30, 2008	$151	$–	$35	$186

Severance charges include the cost of benefits received by terminated employees. As of September 30, 2008, we had eliminated approximately 13,800 positions, and we had announced our intent to eliminate an additional 900 positions. Severance charges against assets primarily related to incremental pension costs, which reduce prepaid pension assets. Asset impairment write-downs were caused by plant closings and related activity. Cash received on asset write-downs reflects the net cash proceeds from the sales of assets previously written-down under the Restructuring Program. We incurred other costs related primarily to renegotiation of supplier contract costs, workforce reductions associated with facility closings and termination of leasing agreements.

Implementation Costs:

Implementation costs are directly attributable to exit costs; however, they do not qualify for treatment under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. These costs primarily include incremental expenses related to the closure of facilities and the reorganization of our European Union segment discussed above. Management believes the disclosure of implementation charges provides readers of our financial statements greater transparency to the total costs of our Restructuring Program. Substantially all implementation costs incurred in the first nine months of 2008 will require cash payments.

Implementation costs associated with the Restructuring Program were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)		(in millions)

Cost of sales	$6	$17	$15	$47
Marketing, administration and research costs	16	10	43	51

Total implementation costs	$22	$27	$58	$98

Asset Impairment Charges

In August 2008, we reached an agreement to divest a small Nordic and Baltic snacks operation. The transaction closed in October 2008. We recorded an asset impairment charge of $55 million in the third quarter of 2008 in connection with the divestiture. This charge primarily included the write-off of the associated goodwill of $34 million and property, plant and equipment of $16 million, and was recorded within asset impairment and exit costs on the condensed consolidated statement of earnings.

Total – Asset Impairment, Exit and Implementation Costs

We included the asset impairment, exit and implementation costs discussed above, for the three and nine months ended September 30, 2008 and 2007 in segment operating income as follows:

	For the Three Months Ended September 30, 2008
	Restructuring Costs	Asset Impairment	Total Asset Impairment and Exit Costs	Implementation Costs	Total
	(in millions)

Kraft North America:
U.S. Beverages	$25	$–	$25	$2	$27
U.S. Cheese	2	–	2	(2)	–
U.S. Convenient Meals	4	–	4	3	7
U.S. Grocery	(1)	–	(1)	1	–
U.S. Snacks (1)	–	–	–	1	1
Canada & N.A. Foodservice	9	–	9	2	11
Kraft International:
European Union	20	55	75	15	90
Developing Markets	9	–	9	–	9

Total	$68	$55	$123	$22	$145

	For the Three Months Ended September 30, 2007
	Restructuring Costs	Asset Impairment	Total Asset Impairment and Exit Costs	Implementation Costs	Total
	(in millions, as restated)

Kraft North America:
U.S. Beverages	$3	$120	$123	$–	$123
U.S. Cheese	11	–	11	4	15
U.S. Convenient Meals	5	–	5	6	11
U.S. Grocery	2	–	2	1	3
U.S. Snacks (1)	5	–	5	3	8
Canada & N.A. Foodservice	3	–	3	–	3
Kraft International:
European Union	14	–	14	10	24
Developing Markets	10	–	10	3	13

Total	$53	$120	$173	$27	$200

	For the Nine Months Ended September 30, 2008
			Total Asset
	Restructuring	Asset	Impairment	Implementation
	Costs	Impairment	and Exit Costs	Costs	Total
	(in millions)

Kraft North America:
U.S. Beverages	$40	$–	$40	$3	$43
U.S. Cheese	11	–	11	4	15
U.S. Convenient Meals	12	–	12	3	15
U.S. Grocery	4	–	4	3	7
U.S. Snacks (1)	10	–	10	4	14
Canada & N.A. Foodservice	48	–	48	2	50
Kraft International:
European Union	79	55	134	37	171
Developing Markets	47	–	47	2	49

Total	$251	$55	$306	$58	$364

	For the Nine Months Ended September 30, 2007
	Restructuring Costs	Asset Impairment	Total Asset Impairment and Exit Costs	Implementation Costs	Total
	(in millions, as restated)

Kraft North America:
U.S. Beverages	$9	$120	$129	$4	$133
U.S. Cheese	46	–	46	20	66
U.S. Convenient Meals	14	–	14	12	26
U.S. Grocery	19	–	19	5	24
U.S. Snacks (1)	12	–	12	13	25
Canada & N.A. Foodservice	11	–	11	2	13
Kraft International:
European Union	91	–	91	32	123
Developing Markets	25	–	25	10	35

Total	$227	$120	$347	$98	$445

(1) This segment was formerly known as U.S. Snacks & Cereals.
Note 3. Goodwill and Intangible Assets:
Goodwill by reportable segment was:
	September 30, 2008	December 31, 2007
	(in millions; 2007 restated)

Kraft North America:
U.S. Beverages	$1,290	$1,290
U.S. Cheese	3,000	3,000
U.S. Convenient Meals	1,460	1,460
U.S. Grocery	3,046	3,043
U.S. Snacks	6,963	8,253
Canada & N.A. Foodservice	2,337	2,364
Kraft International:
European Union	8,267	9,392
Developing Markets	2,210	2,391

Total goodwill	$28,573	$31,193

Intangible assets were:

	September 30, 2008		December 31, 2007
	Intangible	Accumulated	Intangible	Accumulated
	Assets, at cost	Amortization	Assets, at cost	Amortization
	(in millions)

Non-amortizable intangible assets	$13,298	$–	$12,065	$–
Amortizable intangible assets	276	78	197	62

Total intangible assets	$13,574	$78	$12,262	$62

Non-amortizable intangible assets consist substantially of brand names purchased through our acquisitions of Nabisco Holdings Corp., the global LU biscuit business of Groupe Danone S.A. (“LU Biscuit”) and the Spanish and Portuguese operations of United Biscuits. Amortizable intangible assets consist primarily of trademark licenses, customer-related intangibles and non-compete agreements.

The movements in goodwill and intangible assets were:

	Goodwill	Intangible Assets, at cost
	(in millions)

Balance at December 31, 2007	$31,193	$12,262
Changes due to:
Foreign currency	(65)	(13)
Acquisitions	(1,190)	1,361
Divestitures	(1,272)	(37)
Asset impairments	(34)	(1)
Other	(59)	2

Balance at September 30, 2008	$28,573	$13,574

Significant changes to goodwill and intangible assets during the first nine months of 2008 were:

•

Acquisitions – We decreased goodwill by $1,190 million and increased intangible assets by $1,361 million primarily due to refinements of preliminary allocations of purchase price for our acquisition of LU Biscuit. The allocations were based upon appraisals that were finalized in the third quarter of 2008.

•

Divestitures – We reduced goodwill by $1,234 million due to the split-off of our Post cereals business, and we reduced goodwill by $38 million and intangible assets by $37 million due to the divestiture of a small operation in Spain.

•

Asset impairments – We recorded asset impairment charges of $34 million to goodwill and $1 million to intangible assets in connection with the divestiture of a small Nordic and Baltic snacks operation.

•	Other – We reduced goodwill by $59 million primarily related to a reconciliation of our inventory of deferred tax items that also resulted in a write-down of our net deferred tax liabilities.

Amortization expense for intangible assets was $7 million during the three months and $18 million during the nine months ended September 30, 2008. We currently estimate amortization expense for each of the next five years to be approximately $25 million or less, including the impact of our LU Biscuit acquisition.

Note 4.  Debt and Borrowing Arrangements:

Borrowing Arrangements:

At December 31, 2007, we had borrowed €3.76 billion (approximately $5.53 billion) under the 364-day bridge facility agreement we used to acquire LU Biscuit (“LU Biscuit Bridge Facility”). Under the terms of the credit agreement, we were required to repay borrowings with the net cash proceeds from debt offerings having a maturity of greater than one year. As such, we repaid the €3.76 billion (approximately $5.92 billion at the time of repayments) with proceeds from our March 20, 2008 and May 22, 2008 debt issuances discussed below. Upon repayment, this facility was terminated.

Long-Term Debt:

On March 20, 2008, we issued €2.85 billion (approximately $4.50 billion) of senior unsecured notes, and used the net proceeds (€2.83 billion) to repay a portion of our LU Biscuit Bridge Facility. The general terms of the €2.85 billion notes are:

•	€2.00 billion (approximately $3.16 billion) total principal notes due March 20, 2012 at a fixed, annual interest rate of 5.750%. Interest is payable annually beginning March 20, 2009.
•	€850 million (approximately $1.34 billion) total principal notes due March 20, 2015 at a fixed, annual interest rate of 6.250%. Interest is payable annually beginning March 20, 2009.

On May 22, 2008, we issued $2.00 billion of senior unsecured notes, and used the net proceeds ($1.97 billion) for general corporate purposes, including the repayment of borrowings under our LU Biscuit Bridge Facility and other short-term borrowings. The general terms of the $2.00 billion notes are:

•	$1.25 billion total principal notes due August 23, 2018 at a fixed, annual interest rate of 6.125%. Interest is payable semiannually beginning February 23, 2009.
•	$750 million total principal notes due January 26, 2039 at a fixed, annual interest rate of 6.875%. Interest is payable semiannually beginning January 26, 2009.

The notes from both issuances discussed above include covenants that restrict our ability to incur debt secured by liens above a certain threshold. We are also required to offer to purchase these notes at a price equal to 101% of the aggregate principal amount, plus accrued and unpaid interest to the date of repurchase, if we experience both of the following:

(i)	a “change of control” triggering event, and
(ii)	a downgrade of these notes below an investment grade rating by each of Moody’s Investors Service, Inc., Standard & Poor’s Ratings Services and Fitch Ratings within a specified period.

At September 30, 2008 and December 31, 2007, our long-term debt consisted of:

	2008	2007
	(in millions)

Notes, 4.00% to 7.55% (average effective rate 6.04%), due through 2039	$15,329	$13,392
Euro notes, 5.75% to 6.25% (average effective rate 5.88%), due through 2015	4,003	–
7% Debenture (effective rate 11.32%), $200 million face amount, due 2011	180	175
Other foreign currency obligations	12	16
Capital leases and other	69	41

Total long-term debt	19,593	13,624
Less current portion of long-term debt	(719)	(722)

Long-term debt	$18,874	$12,902

Aggregate maturities of our long-term debt for the years ended September 30, are (in millions):
2009	$719
2010	1,259
2011	209
2012	6,325
2013	755
Thereafter	10,430

On October 1, 2008, we repaid $700 million in notes. This repayment was primarily financed from commercial paper issuances.

Fair Value:

The aggregate fair value of our total long-term debt, based on quoted prices in active markets for identical liabilities, was $19,062 million at September 30, 2008.

Note 5.  Income Taxes:

As of January 1, 2008, our unrecognized tax benefits were $850 million. If we had recognized all of these benefits, the net impact on our income tax provision would have been $666 million. There were no material changes due to settlements with tax authorities or the expiration of the statute of limitations during the nine months ended September 30, 2008. As a result, the change in our unrecognized tax benefits during the nine months ended September 30, 2008 was insignificant. We expect that the amount of unrecognized tax benefits will decrease by an insignificant amount during the next 12 months. We include accrued interest and penalties related to uncertain tax positions in our tax provision. As of January 1, 2008, we had $232 million of accrued interest and penalties. The increase in accrued interest and penalties during the nine months ended September 30, 2008 was $34 million.

Note 6.  Accumulated Other Comprehensive Losses:

The components of accumulated other comprehensive losses were:

	Currency		Derivatives
	Translation	Pension and	Accounted for
	Adjustments	Other Benefits	as Hedges	Total
	(in millions)

Balances at December 31, 2007	$(51)	$(1,811)	$27	$(1,835)
Other comprehensive earnings / (losses), net of income taxes:
Currency translation adjustments	(262)	44	–	(218)
Amortization of experience losses and prior service costs	–	73	–	73
Pension settlement	–	26	–	26
Net actuarial loss arising during period	–	(40)	–	(40)
Change in fair value of derivatives accounted for as hedges	–	–	(11)	(11)

Total other comprehensive losses				(170)

Balances at September 30, 2008	$(313)	$(1,708)	$16	$(2,005)

Note 7.  Stock Plans:

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

We also issued 0.1 million off-cycle shares of restricted and deferred stock during the first nine months of 2008. The weighted-average market value per restricted or deferred share was $31.16 on the date of grant. In aggregate, we issued 4.9 million restricted and deferred shares during the first nine months of 2008, including those issued as part of our long-term incentive plan. During the first nine months of 2008, 6.2 million shares of restricted and deferred stock vested at a market value of $182.5 million.

We also granted 0.1 million off-cycle stock options during the first nine months of 2008 at an exercise price of $30.78. In aggregate, we granted 13.6 million stock options during the first nine months of 2008. There were 4.7 million stock options exercised during the first nine months of 2008 with a total intrinsic value of $71.9 million.

Note 8.  Benefit Plans:

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

Pension Plans

Components of Net Periodic Pension Cost:

Net periodic pension cost consisted of the following for the three and nine months ended September 30, 2008 and 2007:

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2008	2007	2008	2007
	(in millions)

Service cost	$37	$40	$23	$25
Interest cost	93	91	56	49
Expected return on plan assets	(131)	(131)	(73)	(64)
Amortization:
Net loss from experience differences	21	35	7	18
Prior service cost	2	1	2	2
Other expense	20	19	1	–

Net periodic pension cost	$42	$55	$16	$30

	U.S. Plans		Non-U.S. Plans
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)

Service cost	$112	$119	$70	$73
Interest cost	279	273	169	142
Expected return on plan assets	(394)	(393)	(219)	(184)
Amortization:
Net loss from experience differences	64	105	22	50
Prior service cost	5	4	6	6
Other expense	41	53	1	–

Net periodic pension cost	$107	$161	$49	$87

Retired employees elected lump-sum payments, resulting in settlement losses of $18 million during the three months and $38 million during the nine months ended September 30, 2008 for the U.S. plans. Additionally, as previously discussed in Note 2, Asset Impairment, Exit and Implementation Costs, we announced several workforce reduction initiatives as part of the Restructuring Program. Employees left Kraft under these initiatives, resulting in settlement losses of $2 million during the three months and $3 million during the nine months ended September 30, 2008 for the U.S. plans. Our non-U.S. plans also incurred a $1 million curtailment charge in the third quarter of 2008 related to the split-off of the Post cereals business. These costs are included in other expense above.

Employer Contributions:

We make contributions to our U.S. and non-U.S. pension plans, primarily, to the extent that they are tax deductible and do not generate an excise tax liability. During the nine months ended September 30, 2008, we contributed $24 million to our U.S. plans and $118 million to our non-U.S. plans. Based on current tax law, we plan to make further contributions of approximately $18 million to our U.S. plans and approximately $56 million to our non-U.S. plans during the remainder of 2008. However, our actual contributions may be different due to many factors, including changes in tax and other benefit laws, pension asset performance that differs significantly from the expected performance, or significant changes in interest rates.

Postretirement Benefit Plans

Net postretirement health care costs consisted of the following for the three and nine months ended September 30, 2008 and 2007:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)		(in millions)

Service cost	$11	$11	$33	$35
Interest cost	46	44	137	132
Amortization:
Net loss from experience differences	14	15	42	44
Prior service credit	(7)	(7)	(21)	(20)

Net postretirement health care costs	$64	$63	$191	$191

Postemployment Benefit Plans Net postemployment costs consisted of the following for the three and nine months ended September 30, 2008 and 2007:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)		(in millions)

Service cost	$1	$1	$3	$3
Interest cost	2	1	5	4
Amortization of net gains	–	(1)	(1)	(2)
Other expense	22	26	145	85

Net postemployment costs	$25	$27	$152	$90

The postemployment benefit plan cost of workforce reduction initiatives announced under the Restructuring Program was $22 million during the three months and $145 million during the nine months ended September 30, 2008. These costs are included in other expense above.

Note 9.  Earnings Per Share:

Basic and diluted EPS were calculated using the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions, except per share data)

Earnings from continuing operations	$546	$535	$1,763	$1,825
Earnings and gain from discontinued operations, net of income taxes	852	61	975	180

Net earnings	$1,398	$596	$2,738	$2,005

Weighted average shares for basic EPS	1,479	1,557	1,501	1,590
Plus incremental shares from assumed conversions of stock options and restricted and deferred stock	17	19	19	18

Weighted average shares for diluted EPS	1,496	1,576	1,520	1,608

Basic earnings per share:
Continuing operations	$0.37	$0.34	$1.17	$1.15
Discontinued operations	0.58	0.04	0.65	0.11

Net earnings	$0.95	$0.38	$1.82	$1.26

Diluted earnings per share:
Continuing operations	$0.36	$0.34	$1.16	$1.13
Discontinued operations	0.57	0.04	0.64	$0.12

Net earnings	$0.93	$0.38	$1.80	$1.25

We excluded 0.3 million Kraft stock options for the three months and 0.6 million Kraft stock options for the nine months ended September 30, 2008, from the calculation of weighted average shares for diluted EPS because they were antidilutive. For the three and nine months ended September 30, 2007, we excluded an insignificant number of Kraft stock options from the calculation of weighted average shares for diluted EPS because they were antidilutive.

Note 10.  Acquisitions:

On November 30, 2007, we acquired LU Biscuit for €5.1 billion (approximately $7.6 billion) in cash. The acquisition included 32 manufacturing facilities and approximately 14,000 employees. LU Biscuit contributed net revenues of $808 million for the three months and $2,383 million for the nine months ended September 30, 2008. We acquired assets consisting primarily of goodwill of $4,050 million (which will not be deductible for statutory tax purposes), intangible assets of $3,551 million (substantially all of which are indefinite-lived), receivables of $758 million, property, plant and equipment of $1,057 million and inventories of $204 million, and assumed liabilities consisting primarily of accounts payable and accruals of $1,054 million. These purchase price allocations were based upon appraisals that were finalized in the third quarter of 2008. During the second quarter of 2008, we also repaid Groupe Danone S.A. for excess cash received upon the acquisition of LU Biscuit.

Note 11.  Divestitures:

Discontinued Operations:

On August 4, 2008, we completed the split-off of the Post cereals business, which was in connection with our November 15, 2007 agreement to distribute and merge the Post cereals business into Ralcorp Holdings, Inc. (“Ralcorp”) after an exchange to our shareholders. The exchange is expected to be tax-free to participating shareholders for U.S. federal income tax purposes.

In this split-off transaction, approximately 46.1 million shares of Kraft Common Stock were tendered for $1,644 million. Our shareholders had the option to exchange some or all of their shares of Kraft Common Stock and receive shares of common stock of Cable Holdco, Inc. (“Cable Holdco”). Cable Holdco was our wholly owned subsidiary that owned certain assets and liabilities of the Post cereals business. In exchange for the contribution of the Post cereals business, Cable Holdco issued approximately $665 million in debt securities, issued shares of its common stock and assumed a $300 million credit facility. Upon closing, we used the cash equivalent net proceeds, approximately $960 million, to repay debt.

On June 25, 2008, Cable Holdco filed a registration statement on Form S-1/S-4/A with the SEC that announced the start of the exchange offer. Approximately 30.5 million shares of Cable Holdco were offered in exchange for Kraft Common Stock at an exchange ratio of 0.6606. The exchange ratio was calculated using the daily volume-weighted average prices of Kraft Common Stock and Ralcorp common stock on the New York Stock Exchange on the last three trading days of the offer, which expired on August 4, 2008. The exchange offer was over-subscribed and as a result, the number of shares of Kraft Common Stock accepted for exchange in the offer was prorated. Following the merger of Cable Holdco and a Ralcorp subsidiary, the Cable Holdco common stock was exchanged for shares of Ralcorp common stock on a one-for-one basis.

The Post cereals business includes such cereals as Honey Bunches of Oats, Pebbles, Shredded Wheat, Selects, Grape-Nuts and Honeycomb. The brands in this transaction are distributed primarily in North America. In addition to the Post brands, the transaction included four manufacturing facilities, certain manufacturing equipment and approximately 1,230 employees who joined Ralcorp as part of the transaction.

Beginning in the third quarter of 2008, the results of the Post cereals business were reflected as discontinued operations on the condensed consolidated statement of earnings and prior period results were restated in a consistent manner. Pursuant to the Post cereals business transition services agreement, we agreed to provide sales, co-manufacturing, distribution, information technology, and accounting and finance services to Ralcorp for up to 12 months, with Ralcorp’s option to extend it for an additional six months.

Summary results of operations for the Post cereals business through August 4, 2008, were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)

Net revenues	$90	$294	$666	$854

(Loss) / earnings before income taxes	(12)	96	184	285
Benefit / (provision) for income taxes	4	(35)	(69)	(105)
Gain on discontinued operations, net of income taxes	860	–	860	–

Earnings and gain from discontinued operations, net of income taxes	$852	$61	$975	$180

The following assets of the Post cereals business were included in the Post distribution effective August 4, 2008 (in millions):

Inventories	$83
Plant, property and equipment, net	425
Goodwill	1,234
Other assets	11
Other liabilities	(3)

Distributed assets of the Post cereals business	$1,750

Other:

In August 2008, we reached an agreement to divest a small Nordic and Baltic snacks operation. The transaction closed in October 2008.

During the first nine months of 2008, we divested two small operations in Spain. From these divestitures, we made $11 million in disbursements and recorded pre-tax losses of $18 million.

The EU Commission made its approval of our LU Biscuit acquisition conditional upon the following divestitures:

•	In the second quarter of 2008, we divested a small operation in Spain. From this divestiture, we received $87 million in proceeds and recorded pre-tax losses of $74 million.
•

In the second quarter of 2008 we divested a small biscuit operation in Spain and a trademark in Hungary that we had previously acquired as part of the LU Biscuit acquisition. As such, the impacts of these divestitures were reflected as adjustments to the purchase price allocations.

During the nine months ended September 30, 2008, we recorded a pre-tax loss of $93 million on other divestitures, and the aggregate operating results of these other divestitures were not material to our financial statements in any of the periods presented. In aggregate, we received $38 million in net proceeds from divestitures, which included $38 million of disbursements made for transaction fees related to the split-off of the Post cereals business.

Note 12.  Financial Instruments:

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

For those derivative instruments that qualify for hedge accounting treatment under SFAS No. 133, we defer the effective portion of the unrealized gains and losses on commodity futures and option contracts as a component of accumulated other comprehensive earnings / (losses). We recognize the deferred portion as a component of cost of sales when the related inventory is sold. We expect to transfer unrealized losses of $41 million to earnings during the next 12 months, and recognized an insignificant amount during the three and nine months ended September 30, 2008. We recorded an insignificant amount of ineffectiveness in our condensed consolidated statement of earnings during the three and nine months ended September 30, 2008.

For the derivative instruments that we considered economic hedges but did not designate for hedge accounting treatment under SFAS No. 133, we recognized net losses of approximately $128 million during the three months and net gains of approximately $149 million during the nine months ended September 30, 2008, directly as a component of cost of sales.

As of September 30, 2008, we had hedged forecasted commodity transactions for periods not exceeding the next 18 months.

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

Substantially all of these derivative instruments are highly effective and qualify for hedge accounting treatment under SFAS No. 133. We defer the effective portion of unrealized gains and losses associated with forward, swap and option contracts as a component of accumulated other comprehensive earnings / (losses) until the underlying hedged transactions are reported in our condensed consolidated statement of earnings. We recognize the deferred portion as a component of cost of sales when the related inventory is sold, or as foreign currency translation gain or loss for our hedges of intercompany loans when the payments are made. We expect to transfer unrealized gains of $33 million to earnings during the next 12 months, and recognized an insignificant amount during the three and nine months ended September 30, 2008. We recorded no ineffectiveness in our foreign currency cash flow hedges during the first nine months of 2008 in our condensed consolidated statement of earnings. In October 2008, one of our counterparties, Lehman Brothers Commercial Corporation, filed bankruptcy. As such, we wrote off an insignificant amount of derivatives held with them. This did not have a significant impact on our foreign currency risk management program.

For the derivative instruments that we consider economic hedges but do not designate for hedge accounting treatment under SFAS No. 133, we recognize gains and losses directly as a component of cost of sales or foreign currency translation loss, depending on the nature of the underlying transaction. For these derivative instruments, we recognized an insignificant amount during the three and nine months ended September 30, 2008 in our condensed consolidated statement of earnings.

As of September 30, 2008, we had hedged forecasted foreign currency transactions for periods not exceeding the next 39 months. Excluding intercompany loans, we had hedged forecasted foreign currency transactions for periods not exceeding the next 15 months.

Impact on Other Comprehensive Losses:

Derivatives accounted for as hedges affected accumulated other comprehensive losses, net of income taxes, as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)		(in millions)

Accumulated gain / (loss) at beginning of period	$48	$28	$27	$(4)
Transfer of realized gains in fair value to earnings	(2)	(4)	(4)	(7)
Unrealized (loss) / gain in fair value	(30)	7	(7)	42

Accumulated gain at September 30	$16	$31	$16	$31

Fair Value: The fair value (asset / (liability)) of our derivatives at September 30, 2008 was:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)

Derivatives	$(155)	$(60)	$(95)	$–

Hedges of Net Investments in Foreign Operations:

We have numerous investments in foreign subsidiaries. The net assets of these subsidiaries are exposed to volatility in foreign currency exchange rates. We designated the euro denominated borrowings used to finance the LU Biscuit acquisition as a net investment hedge of a portion of our overall European operations. The gains and losses in our net investment in these designated European operations are economically offset by losses and gains in our euro denominated borrowings. Our cumulative translation adjustment, which is net of taxes, included gains of $303 million during the three months and $60 million during the nine months ended September 30, 2008 related to the euro denominated borrowings.

Note 13.  Commitments and Contingencies:

Legal Proceedings:

We are defendants in a variety of legal proceedings. Plaintiffs in a few of those cases seek substantial damages. We cannot predict with certainty the results of these proceedings. However, we believe that the final outcome of these proceedings will not materially affect our financial results.

During the third quarter of 2008, we recorded charges of $55 million for legal matters related to certain of our U.S. and European operations, including U.S. coffee operations.

Third-Party Guarantees:

We have third-party guarantees because of our acquisition, divestiture and construction activities. As part of those transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At September 30, 2008, the maximum potential payments under our third-party guarantees were $43 million, of which $8 million have no specified expiration dates. Substantially all of the remainder expire at various times through 2018. The carrying amounts of these guarantees were $38 million on our condensed consolidated balance sheet at September 30, 2008.

Note 14.  Segment Reporting:

Kraft manufactures and markets packaged food products, including snacks, beverages, cheese, convenient meals and various packaged grocery products. We manage and report operating results through two commercial units, Kraft North America and Kraft International. We manage Kraft North America’s operations by product category, and its reportable segments are U.S. Beverages, U.S. Cheese, U.S. Convenient Meals, U.S. Grocery, U.S. Snacks (formerly known as U.S. Snacks & Cereals) and Canada & North America Foodservice. We manage Kraft International’s operations by geographic location, and its reportable segments are European Union and Developing Markets.

Beginning in the third quarter of 2008, the results of the Post cereals business were reflected as discontinued operations on the condensed consolidated statement of earnings and prior period results were restated in a consistent manner. Refer to our Form 8-K filed with the SEC on September 19, 2008 for additional information reconciling prior period segment results to our restated segment results.

In February 2008, we announced the implementation of our new operating structure. Our new structure reflects our strategy to Rewire the Organization for Growth. Within our new structure, business units now have full P&L accountability and are staffed accordingly. This also ensures that we are putting our resources closer to where decisions are made that affect our consumers and customers. Our corporate and shared service functions continue to streamline their organizations and focus them on core activities that can more efficiently support the goals of the business units. As a result of implementing our new operating structure, we began reporting the results of operations under this new structure in the first quarter of 2008 and restated results from prior periods in a consistent manner. The changes were:

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

On April 11, 2008, we filed a Form 8-K with the SEC related to our new operating structure. Refer to the Form 8-K for additional information reconciling our prior period reportable business segments to our new reportable business segments.

Management uses segment operating income to evaluate segment performance and allocate resources. In the second quarter of 2008, we began excluding unrealized gains and losses on hedging activities from segment operating income in order to provide better transparency of our segment operating results. Once realized, the gains and losses on hedging activities are recorded within segment operating results. Segment operating income excludes unrealized gains and losses on hedging activities (which is a component of cost of sales), general corporate expenses and amortization of intangibles for all periods presented. Management believes it is appropriate to disclose this measure to help investors analyze segment performance and trends. We centrally manage interest and other debt expense and the provision for income taxes. Accordingly, we do not present these items by segment because they are excluded from the segment profitability measure that management reviews.

Segment data were:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions; 2007 restated)		(in millions; 2007 restated)

Net revenues:
Kraft North America:
U.S. Beverages	$743	$712	$2,304	$2,277
U.S. Cheese	919	859	2,848	2,623
U.S. Convenient Meals	1,081	995	3,202	2,967
U.S. Grocery	802	757	2,506	2,411
U.S. Snacks	1,274	1,220	3,736	3,581
Canada & N.A. Foodservice	1,109	1,053	3,279	2,962
Kraft International:
European Union	2,725	1,855	8,357	5,444
Developing Markets	1,809	1,309	5,202	3,726

Net revenues	$10,462	$8,760	$31,434	$25,991

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions; 2007 restated)		(in millions; 2007 restated)

Earnings from continuing operations before income taxes:
Operating income:
Segment operating income:
Kraft North America:
U.S. Beverages	$81	$(12)	$359	$258
U.S. Cheese	179	91	419	323
U.S. Convenient Meals	91	93	318	313
U.S. Grocery	233	219	777	742
U.S. Snacks	170	157	464	467
Canada & N.A. Foodservice	151	131	387	320
Kraft International:
European Union	178	129	511	371
Developing Markets	216	132	552	354
Unrealized (losses) / gains on hedging activities	(141)	(6)	(38)	6
General corporate expenses	(115)	(46)	(216)	(139)
Amortization of intangibles	(7)	(3)	(18)	(9)

Operating income	1,036	885	3,515	3,006
Interest and other debt expense, net	(298)	(165)	(934)	(378)

Earnings from continuing operations before income taxes	$738	$720	$2,581	$2,628

We incurred asset impairment, exit and implementation costs of $145 million during the three months and $364 million during the nine months ended September 30, 2008. Refer to Note 2, Asset Impairment, Exit and Implementation Costs, for a breakout of charges by segment.

As discussed in Note 11. Divestitures, during the first nine months of 2008, we recorded pre-tax losses of $93 million on divestitures, primarily relating to several small divested operations in Spain. We primarily included these losses in the segment operating income of the European Union segment.

Net revenues by consumer sector, which includes the separation of Canada & N.A. Foodservice and Kraft International into sector components, were:

	For the Three Months Ended September 30, 2008			For the Three Months Ended September 30, 2007
	Kraft North America	Kraft International	Total	Kraft North America	Kraft International	Total
	(in millions)			(in millions)

Snacks	$1,525	$2,438	$3,963	$1,442	$1,296	$2,738
Beverages	871	1,235	2,106	839	1,084	1,923
Cheese	1,298	488	1,786	1,230	436	1,666
Grocery	748	256	1,004	717	227	944
Convenient Meals	1,486	117	1,603	1,368	121	1,489

Total net revenues	$5,928	$4,534	$10,462	$5,596	$3,164	$8,760

	For the Nine Months Ended September 30, 2008			For the Nine Months Ended September 30, 2007
	Kraft North America	Kraft International	Total	Kraft North America	Kraft International	Total
	(in millions)			(in millions)

Snacks	$4,414	$7,325	$11,739	$4,147	$3,767	$7,914
Beverages	2,688	3,688	6,376	2,648	3,201	5,849
Cheese	3,999	1,479	5,478	3,648	1,228	4,876
Grocery	2,450	724	3,174	2,368	637	3,005
Convenient Meals	4,324	343	4,667	4,010	337	4,347

Total net revenues	$17,875	$13,559	$31,434	$16,821	$9,170	$25,991

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Description of the Company

We manufacture and market packaged food products, including snacks, beverages, cheese, convenient meals and various packaged grocery products, in more than 150 countries.

Kraft Spin-Off from Altria:

In the first quarter of 2007, Altria Group, Inc. (“Altria”) spun off its entire interest (89.0%) in Kraft on a pro rata basis to Altria stockholders in a tax-free transaction. Effective as of the close of business on March 30, 2007, all Kraft shares owned by Altria were distributed to Altria’s stockholders, and our separation from Altria was completed.

Discontinued Operations:

Effective August 4, 2008, we completed the split-off of the Post cereals business. Beginning in the third quarter of 2008, the results of the Post cereals business were reflected as discontinued operations on the condensed consolidated statement of earnings and prior period results were restated in a consistent manner. Accordingly, historical statements of earnings amounts included in Management’s Discussion and Analysis of Financial Condition and Results of Operations were restated to reflect the discontinued operation.

Executive Summary

The following executive summary provides significant highlights of the Discussion and Analysis that follows:

•	Net revenues in the third quarter of 2008 increased 19.4% to $10.5 billion and increased 20.9% to $31.4 billion in the first nine months of 2008.

•	Diluted EPS in the third quarter of 2008 increased 100.0+%, including the results of our discontinued operations, to $0.93 and increased 44.0% to $1.80 in the first nine months of 2008.

•	We recorded Restructuring Program charges of $90 million during the three months and $309 million during the nine months ended September 30, 2008.

•

On November 30, 2007, we acquired the global LU biscuit business of Groupe Danone S.A. for €5.1 billion (approximately $7.6 billion) in cash. LU Biscuit contributed net revenues of $808 million during the three months and $2,383 million during the nine months ended September 30, 2008.

•

On August 4, 2008, we completed the split-off of the Post cereals business, which was in connection with our November 15, 2007 agreement to distribute and merge the Post cereals business into Ralcorp Holdings, Inc. after an exchange to our shareholders.

•

In March 2008, we issued €2.85 billion (approximately $4.50 billion) of senior unsecured notes, and in May 2008, we issued $2.00 billion of senior unsecured notes. We used the net proceeds (€2.83 billion in March and $1.97 billion in May) for general corporate purposes, including the repayment of borrowings under the bridge facility used to fund our LU Biscuit acquisition and other short-term borrowings.

•

During the first nine months of 2008, we repurchased 25.3 million shares of our Common Stock for $777 million under our $5.0 billion share repurchase program, including 4.0 million shares repurchased in the third quarter of 2008 for $127 million. We had $723 million remaining under our share repurchase program at September 30, 2008.

Discussion and Analysis

Summary of Financial Results

The following table shows the significant changes in our after-tax earnings and diluted EPS from continuing operations between the three months ended September 30, 2008 and 2007, and between the nine months ended September 30, 2008 and 2007 (in millions, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	Earnings from Continuing Operations	Diluted EPS from Continuing Operations	Earnings from Continuing Operations	Diluted EPS from Continuing Operations

September 30, 2007	$535	$0.34	$1,825	$1.13
2008 Losses on divestitures, net	(1)	–	(65)	(0.04)
2007 Losses on divestitures, net	–	–	2	–
Higher Restructuring Program costs	(11)	(0.01)	(6)	(0.01)
Lower asset impairment charges	3	–	3	–
European Union segment reorganization	(2)	–	(6)	–
Increased unrealized losses on hedging activities	(89)	(0.06)	(29)	(0.02)
Charges for legal matters	(35)	(0.02)	(35)	(0.02)
Increases in operations	191	0.12	424	0.26
Higher interest expense	(88)	(0.06)	(314)	(0.20)
2007 Interest from tax reserve transfers from Altria	–	–	(50)	(0.03)
Deferred tax reconciliation	29	0.02	29	0.02
Other changes in taxes	14	0.01	(15)	(0.01)
Fewer shares outstanding	–	0.02	–	0.08

September 30, 2008	$546	$0.36	$1,763	$1.16

See below for a discussion of those events affecting comparability and a discussion of operating results.

Acquisitions and Divestitures

LU Biscuit:

On November 30, 2007, we acquired the global LU biscuit business of Groupe Danone S.A. (“LU Biscuit”) for €5.1 billion (approximately $7.6 billion) in cash. The acquisition included 32 manufacturing facilities and approximately 14,000 employees. LU Biscuit contributed net revenues of $808 million during the three months and $2,383 million during the nine months ended September 30, 2008. We acquired assets consisting primarily of goodwill of $4,050 million (which will not be deductible for statutory tax purposes), intangible assets of $3,551 million (substantially all of which are indefinite-lived), receivables of $758 million, property, plant and equipment of $1,057 million and inventories of $204 million, and assumed liabilities consisting primarily of accounts payable and accruals of $1,054 million. These purchase price allocations were based upon appraisals that were finalized in the third quarter of 2008. We used borrowings of €5.1 billion to finance this acquisition. Interest incurred on these borrowings was the primary driver of the increase in interest and other debt expense of $133 million during the three months and $479 million during the nine months ended September 30, 2008 (after considering $77 million in interest income received from Altria in the first quarter of 2007).

Discontinued Operations:

On August 4, 2008, we completed the split-off of the Post cereals business, which was in connection with our November 15, 2007 agreement to distribute and merge the Post cereals business into Ralcorp Holdings, Inc. (“Ralcorp”) after an exchange to our shareholders. The exchange is expected to be tax-free to participating shareholders for U.S. federal income tax purposes.

In this split-off transaction, approximately 46.1 million shares of Kraft Common Stock were tendered for $1,644 million. Our shareholders had the option to exchange some or all of their shares of Kraft Common Stock and receive shares of common stock of Cable Holdco, Inc. (“Cable Holdco”). Cable Holdco was our wholly owned subsidiary that owned certain assets and liabilities of the Post cereals business. In exchange for the contribution of the Post cereals business, Cable Holdco issued approximately $665 million in debt securities, issued shares of its common stock and assumed a $300 million credit facility. Upon closing, we used the cash equivalent net proceeds, approximately $960 million, to repay debt.

On June 25, 2008, Cable Holdco filed a registration statement on Form S-1/S-4/A with the SEC that announced the start of the exchange offer. Approximately 30.5 million shares of Cable Holdco were offered in exchange for Kraft Common Stock at an exchange ratio of 0.6606. The exchange ratio was calculated using the daily volume-weighted average prices of Kraft Common Stock and Ralcorp common stock on the New York Stock Exchange on the last three trading days of the offer, which expired on August 4, 2008. The exchange offer was over-subscribed and as a result, the number of shares of Kraft Common Stock accepted for exchange in the offer was prorated. Following the merger of Cable Holdco and a Ralcorp subsidiary, the Cable Holdco common stock was exchanged for shares of Ralcorp common stock on a one-for-one basis.

The Post cereals business includes such cereals as Honey Bunches of Oats, Pebbles, Shredded Wheat, Selects, Grape-Nuts and Honeycomb. The brands in this transaction are distributed primarily in North America. In addition to the Post brands, the transaction included four manufacturing facilities, certain manufacturing equipment and approximately 1,230 employees who joined Ralcorp as part of the transaction.

Beginning in the third quarter of 2008, the results of the Post cereals business were reflected as discontinued operations on the condensed consolidated statement of earnings and prior period results were restated in a consistent manner. Pursuant to the Post cereals business transition services agreement, we agreed to provide sales, co-manufacturing, distribution, information technology, and accounting and finance services to Ralcorp for up to 12 months, with Ralcorp’s option to extend it for an additional six months.

Summary results of operations for the Post cereals business through August 4, 2008, were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)

Net revenues	$90	$294	$666	$854

(Loss) / earnings before income taxes	(12)	96	184	285
Benefit / (provision) for income taxes	4	(35)	(69)	(105)
Gain on discontinued operations, net of income taxes	860	–	860	–

Earnings and gain from discontinued operations, net of income taxes	$852	$61	$975	$180

The following assets of the Post cereals business were included in the Post distribution effective August 4, 2008 (in millions):

Inventories	$83
Plant, property and equipment, net	425
Goodwill	1,234
Other assets	11
Other liabilities	(3)

Distributed assets of the Post cereals business	$1,750

Other:

In August 2008, we reached an agreement to divest a small Nordic and Baltic snacks operation. The transaction closed in October 2008.

During the first nine months of 2008, we divested two small operations in Spain. From these divestitures, we made $11 million in disbursements and recorded pre-tax losses of $18 million.

The EU Commission made its approval of our LU Biscuit acquisition conditional upon the following divestitures:

•	In the second quarter of 2008, we divested a small operation in Spain. From this divestiture, we received $87 million in proceeds and recorded pre-tax losses of $74 million.
•

In the second quarter of 2008 we divested a small biscuit operation in Spain and a trademark in Hungary that we had previously acquired as part of the LU Biscuit acquisition. As such, the impacts of these divestitures were reflected as adjustments to the purchase price allocations.

During the nine months ended September 30, 2008, we recorded a pre-tax loss of $93 million, or $0.04 per diluted share, on other divestitures. In aggregate, we received $38 million in net proceeds from divestitures, which included $38 million of disbursements made for transaction fees related to the split-off of the Post cereals business.

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

Restructuring Program

In January 2004, we announced a three-year restructuring program (the “Restructuring Program”) and, in January 2006, extended it through 2008. The objectives of this program are to leverage our global scale, realign and lower our cost structure, and optimize capacity. As part of the Restructuring Program, we anticipate:

•	incurring approximately $3.0 billion in pre-tax charges reflecting asset disposals, severance and implementation costs;
•	closing approximately 35 facilities and eliminating approximately 16,800 positions;
•	using cash to pay for approximately $1.9 billion of the $3.0 billion in charges; and
•	reaching cumulative, annualized savings of $1.4 billion for the total program.

In February 2008, we announced the implementation of our new operating structure built on three core elements: business units; shared services that leverage the scale of our global portfolio; and a streamlined corporate staff. Within our new structure, business units now have full P&L accountability and are staffed accordingly. This also ensures that we are putting our resources closer to where decisions are made that affect our consumers and customers. Our corporate and shared service functions continue to streamline their organizations and focus them on core activities that can more efficiently support the goals of the business units. The intent is to simplify, streamline and increase accountability, with the ultimate goal of generating reliable growth for Kraft. In total, we have eliminated approximately 700 positions as we streamline our headquarter functions.

We incurred charges under the Restructuring Program of $90 million, or $0.04 per diluted share, during the three months and $309 million, or $0.14 per diluted share, during the nine months ended September 30, 2008, and $80 million, or $0.03 per diluted share, during the three months and $325 million, or $0.13 per diluted share, during the nine months ended September 30, 2007. Since the inception of the Restructuring Program, we have incurred $2.4 billion in charges and paid cash for $1.3 billion. We announced the closure of two plants during the first nine months of 2008; since the program began in 2004, we have announced the closure of 32 facilities. In October 2008, we announced the closure of one additional plant. Additionally, as of September 30, 2008, we had eliminated approximately 13,800 positions, and we had announced our intent to eliminate an additional 900 positions.

Under the Restructuring Program, we recorded asset impairment and exit costs of $68 million during the three months and $251 million during the nine months ended September 30, 2008, and $53 million during the three months and $227 million during the nine months ended September 30, 2007. We recorded implementation costs of $22 million during the three months and $58 million during the nine months ended September 30, 2008, and $27 million during the three months and $98 million during the nine months ended September 30, 2007. Implementation costs are directly attributable to exit costs; however, they do not qualify for treatment under Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. These costs primarily include incremental expenses related to the closure of facilities and the reorganization of our European Union segment discussed below. Management believes the disclosure of implementation charges provides readers of our financial statements greater transparency to the total costs of our Restructuring Program.

In addition, we expect to spend approximately $525 million in capital to implement the Restructuring Program. We have spent $473 million in capital since the inception of the Restructuring Program, including $86 million spent in the first nine months of 2008. Cumulative annualized cost savings resulting from the Restructuring Program were approximately $783 million through 2007. Incremental cost savings totaled approximately $212 million in the first nine months of 2008, resulting in cumulative annualized savings under the Restructuring Program of approximately $995 million to date. Refer to Note 2, Asset Impairment, Exit and Implementation Costs, for further details of our Restructuring Program.

European Union Segment Reorganization

We are also in the process of reorganizing our European Union segment to function on a pan-European centralized category management and value chain model. After the reorganization is complete, the European Principal Company (“EPC”) will manage the European Union segment categories centrally and make decisions for all aspects of the value chain, except for sales and distribution. The European subsidiaries will execute sales and distribution locally, and the local production companies will act as toll manufacturers on behalf of the EPC. The EPC legal entity has been incorporated as Kraft Foods Europe GmbH in Zurich, Switzerland. As part of this reorganization, we incurred $27 million of implementation costs and $6 million of non-recurring costs during the nine months ended September 30, 2008. Implementation costs are recorded as part of our overall Restructuring Program. Other costs relating to our European Union segment reorganization are recorded as marketing, administration and research costs. Management believes the disclosure of implementation and other non-recurring charges provides readers of our financial statements greater transparency to the total costs of our European Union segment reorganization.

Asset Impairment Charges

In August 2008, we reached an agreement to divest a small Nordic and Baltic snacks operation. The transaction closed in October 2008. We recorded an asset impairment charge of $55 million, or $0.03 per diluted share, in the third quarter of 2008 in connection with the divestiture. This charge primarily included the write-off of the associated goodwill of $34 million and property, plant and equipment of $16 million, and was recorded within asset impairment and exit costs on the condensed consolidated statement of earnings.

In the fourth quarter of 2007, we divested our flavored water and juice brand assets and related trademarks. In recognition of the anticipated divestiture, we recorded an asset impairment charge of $120 million, or $0.03 per diluted share, in the third quarter of 2007. The charge, which included the write-off of the associated goodwill of $3 million, intangible assets of $70 million and property, plant and equipment of $47 million, was recorded within asset impairment and exit costs on the condensed consolidated statement of earnings.

Provision for Income Taxes

Our effective tax rate was 26.0% in the third quarter of 2008 and 31.7% in the first nine months of 2008. Our effective tax rate included net tax benefits of $41 million in the third quarter of 2008, primarily related to a reconciliation of our inventory of deferred tax items that resulted in a write-down of our net deferred tax liabilities and the impact of a return-to-provision adjustment. For the first nine months of 2008, our effective tax rate included net tax benefits of $120 million, primarily related to the write-down of our net deferred tax liabilities, the resolution of state tax audits, the resolution of outstanding items in our international operations and the tax impact of the divestitures of several small operations in Spain.

Our effective tax rate was 25.7% in the third quarter of 2007 and 30.6% in the first nine months of 2007. Our effective tax rate included net tax benefits of $98 million in the third quarter of 2007, primarily related to the tax consequences of the impairment of our flavored water and juice brand assets and related trademarks and various foreign tax law changes enacted during the quarter. For the first nine months of 2007, the effective tax rate included net tax benefits of $106 million, primarily related to the third quarter impairment and tax law changes plus the second quarter resolution of outstanding items in our international operations and various state jurisdictions, partially offset by tax costs associated with the divestiture of our hot cereal assets and trademarks and interest income from Altria related to the transfer of our federal tax contingencies.

As a result of Kraft’s spin-off from Altria, Altria transferred our federal tax contingencies of $375 million to our balance sheet and related interest income of $77 million, or $0.03 per diluted share, in the first quarter of 2007. Following our spin-off from Altria, we are no longer a member of the Altria consolidated tax return group, and we now file our own federal consolidated income tax returns. We continue to assess opportunities to mitigate the loss of tax benefits as a result of filing separately, and currently estimate the annual amount of lost tax benefits to be in the range of $50 million to $75 million, as compared to 2007.

Consolidated Results of Operations

The following discussion compares our consolidated results of operations for the three months ended September 30, 2008 and 2007, and for the nine months ended September 30, 2008 and 2007.

Many factors have an impact on the timing of sales to our customers. These factors include, among others, the timing of holidays and other annual or special events, seasonality, significant weather conditions, timing of our own or customer incentive programs and pricing actions, customer inventory programs and general economic conditions.

	For the Three Months Ended September 30,
	2008	2007	$ change	% change
	(in millions, except per share data)

Net revenues	$10,462	$8,760	$1,702	19.4%

Operating income	1,036	885	151	17.1%

Earnings from continuing operations	546	535	11	2.1%

Net earnings	1,398	596	802	100.0+%

Diluted earnings per share	0.93	0.38	0.55	100.0+%

	For the Nine Months Ended September 30,
	2008	2007	$ change	% change
	(in millions, except per share data)

Net revenues	$31,434	$25,991	$5,443	20.9%

Operating income	3,515	3,006	509	16.9%

Earnings from continuing operations	1,763	1,825	(62)	(3.4%	)

Net earnings	2,738	2,005	733	36.6%

Diluted earnings per share	1.80	1.25	0.55	44.0%

Three Months Ended September 30:

Net Revenues – Net revenues increased $1,702 million (19.4%), due to the impact of our LU Biscuit acquisition (9.3 pp), higher net pricing (8.1 pp), favorable foreign currency (3.9 pp) and favorable resolution of a Brazilian value added tax claim (0.3 pp), partially offset by lower volume (0.9 pp), the impact of divestitures (0.9 pp) and unfavorable mix (0.4 pp). Foreign currency increased net revenues by $339 million, due primarily to the continuing strength of the euro and Brazilian real against the U.S. dollar. Total volume increased 4.1%, with 5.0 pp due to our LU Biscuit acquisition, net of divestitures. In addition, higher base business shipments in our U.S. Beverages and Canada & N.A. Foodservice segments were more than offset by declines in most of our remaining business segments.

Operating Income – Operating income increased $151 million (17.1%), due primarily to higher pricing ($705 million), a 2007 asset impairment charge related to our flavored water and juice brand assets ($120 million), the impact of our LU Biscuit acquisition ($113 million), lower marketing, administration and research costs ($44 million, including lower marketing support costs) and favorable resolution of a Brazilian value added tax claim ($21 million). Partially offsetting these favorable items were higher input costs ($686 million, primarily higher raw material costs, including unrealized losses on certain commodity hedging activities), an asset impairment charge related to the divestiture of our Nordic and Baltic snacks operation ($55 million), charges for legal matters associated with certain of our U.S. and European operations, including U.S. coffee operations ($55 million), unfavorable volume/mix ($27 million), higher general corporate expenses ($21 million, including higher amortization of intangibles), integration costs associated with our LU Biscuit acquisition ($19 million) and higher Restructuring Program costs ($10 million). Foreign currency increased operating income by $31 million, due primarily to the continuing strength of the Brazilian real and the euro against the U.S. dollar.

Earnings per Share – Net earnings of $1,398 million increased by $802 million (100.0+%) in the third quarter 2008. Diluted earnings per share were $0.93, up 100.0+% from $0.38 in 2007. During the third quarter of 2008:

•

we realized $0.53 per diluted share ($791 million after taxes) from increased earnings from discontinued operations including a gain on the split-off of our Post cereals business ($860 million after taxes);

•

we recognized income of $0.12 per diluted share ($289 million before taxes) due to increases in operations (including $0.01 per diluted share of foreign currency movements); we also benefited $0.02 per diluted share from a decrease in shares outstanding; $0.02 per diluted share from a deferred tax reconciliation; and $0.01 per diluted share from decreases in our tax rate; and

•

we incurred $0.06 per diluted share ($133 million before taxes) in higher interest and other debt expense; $0.06 per diluted share ($135 million before taxes) in higher unrealized losses on certain commodity hedging activities; $0.02 per diluted share ($55 million before taxes) in charges for legal matters; and $0.01 per diluted share ($10 million before taxes) in higher Restructuring Program costs.

Nine Months Ended September 30:

Net Revenues – Net revenues increased $5,443 million (20.9%), due to the impact of our LU Biscuit acquisition (9.2 pp), higher net pricing (6.4 pp), favorable foreign currency (5.0 pp), favorable mix (1.4 pp) and favorable resolution of a Brazilian value added tax claim (0.3 pp), partially offset by the impact of divestitures (0.8 pp) and lower volume (0.6 pp). Foreign currency increased net revenues by $1,274 million, due primarily to the continuing strength of the euro, Canadian dollar and Brazilian real against the U.S. dollar. Total volume increased 4.9%, with 5.5 pp due to our LU Biscuit acquisition, net of divestitures. In addition, higher base business shipments in our international, Canada & N.A. Foodservice and U.S. Convenient Meals segments were more than offset by declines in our remaining business segments.

Operating Income – Operating income increased $509 million (16.9%), due primarily to higher pricing ($1,652 million), the impact of our LU Biscuit acquisition ($304 million), favorable mix ($166 million), a 2007 asset impairment charge related to our flavored water and juice brand assets ($120 million), favorable resolution of a Brazilian value added tax claim ($64 million), lower Restructuring Program costs ($16 million) and lower fixed manufacturing costs ($13 million). Partially offsetting these favorable items were higher input costs ($1,521 million, primarily higher raw material costs, including unrealized losses on certain commodity hedging activities), losses on 2008 divestitures ($93 million), lower volume ($66 million), an asset impairment charge related to the divestiture of our Nordic and Baltic snacks operation ($55 million), charges for legal matters associated with certain of our U.S. and European operations, including U.S. coffee operations ($55 million), integration costs associated with our LU Biscuit acquisition ($46 million), higher marketing, administration and research costs ($45 million), higher general corporate expenses ($32 million, including higher amortization of intangibles), gains on 2007 divestitures ($20 million) and the impact of divestitures ($13 million). Foreign currency increased operating income by $126 million, due primarily to the continuing strength of the Canadian dollar, Brazilian real and euro against the U.S. dollar.

Earnings per Share – Net earnings of $2,738 million increased by $733 million (36.6%) in the first nine months of 2008. Diluted earnings per share were $1.80, up 44.0% from $1.25 in 2007. During the first nine months of 2008:

•

we realized $0.52 per diluted share ($795 million after taxes) from increased earnings from discontinued operations including a gain on the split-off of our Post cereals business ($860 million after taxes);

•	we recorded losses on divestitures of $0.04 per diluted share ($93 million before taxes);
•

we recognized income of $0.26 per diluted share ($646 million before taxes) due to increases in operations (including $0.05 per diluted share of foreign currency movements); we also benefited $0.08 per diluted share from a decrease in shares outstanding; and $0.02 per diluted share from a deferred tax reconciliation;

•	we incurred $0.14 per diluted share ($309 million before taxes) in Restructuring Program costs as compared to $0.13 per diluted share ($325 million before taxes) in the first nine months of 2007; and

•

we incurred $0.20 per diluted share ($479 million before taxes) in higher interest and other debt expense; $0.02 per diluted share ($44 million before taxes) in higher unrealized losses on certain commodity hedging activities; $0.02 per diluted share ($55 million before taxes) in charges for legal matters; $0.01 per diluted share from increases in our tax rate; and in addition, in the first nine months of 2007, we received $0.03 per diluted share ($77 million before taxes) in interest income from tax reserve transfers from Altria.

Results of Operations by Business Segment

We manage and report operating results through two commercial units, Kraft North America and Kraft International. We manage Kraft North America’s operations by product category, and Kraft International’s operations by geographic location.

Kraft North America’s segments are U.S. Beverages, U.S. Cheese, U.S. Convenient Meals, U.S. Grocery, U.S. Snacks (formerly known as U.S. Snacks & Cereals) and Canada & North America Foodservice. The two international segments are European Union and Developing Markets.

Beginning in the third quarter of 2008, the results of the Post cereals business were reflected as discontinued operations on the condensed consolidated statement of earnings and prior period results were restated in a consistent manner. Refer to our Form 8-K filed with the SEC on September 19, 2008 for additional information reconciling prior period segment results to our restated segment results.

In February 2008, we announced the implementation of our new operating structure. Our new structure reflects our strategy to Rewire the Organization for Growth. Within our new structure, business units now have full P&L accountability and are staffed accordingly. This also ensures that we are putting our resources closer to where decisions are made that affect our consumers and customers. Our corporate and shared service functions continue to streamline their organizations and focus them on core activities that can more efficiently support the goals of the business units. As a result of implementing our new operating structure, we began reporting the results of operations under this new structure in the first quarter of 2008 and restated results from prior periods in a consistent manner. The changes were:

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

On April 11, 2008, we filed a Form 8-K with the SEC related to our new operating structure. Refer to the Form 8-K for additional information reconciling our prior period reportable business segments to our new reportable business segments.

The following discussion compares our operating results of each of our reportable segments for the three months ended September 30, 2008 and 2007, and for the nine months ended September 30, 2008 and 2007.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions; 2007 restated)		(in millions; 2007 restated)

Net revenues:
Kraft North America:
U.S. Beverages	$743	$712	$2,304	$2,277
U.S. Cheese	919	859	2,848	2,623
U.S. Convenient Meals	1,081	995	3,202	2,967
U.S. Grocery	802	757	2,506	2,411
U.S. Snacks (1)	1,274	1,220	3,736	3,581
Canada & N.A. Foodservice	1,109	1,053	3,279	2,962
Kraft International:
European Union	2,725	1,855	8,357	5,444
Developing Markets	1,809	1,309	5,202	3,726

Net revenues	$10,462	$8,760	$31,434	$25,991

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions; 2007 restated)		(in millions; 2007 restated)

Operating income:
Segment operating income:
Kraft North America:
U.S. Beverages	$81	$(12)	$359	$258
U.S. Cheese	179	91	419	323
U.S. Convenient Meals	91	93	318	313
U.S. Grocery	233	219	777	742
U.S. Snacks (1)	170	157	464	467
Canada & N.A. Foodservice	151	131	387	320
Kraft International:
European Union	178	129	511	371
Developing Markets	216	132	552	354
Unrealized (losses) / gains on hedging activities	(141)	(6)	(38)	6
General corporate expenses	(115)	(46)	(216)	(139)
Amortization of intangibles	(7)	(3)	(18)	(9)

Operating income	$1,036	$885	$3,515	$3,006

(1) This segment was formerly known as U.S. Snacks & Cereals.

As discussed in Note 14, Segment Reporting, management uses segment operating income to evaluate segment performance and allocate resources. In the second quarter of 2008, we began excluding unrealized gains and losses on hedging activities from segment operating income in order to provide better transparency of our segment operating results. Once realized, the gains and losses on hedging activities are recorded within segment operating results. Segment operating income excludes unrealized gains and losses on hedging activities (which is a component of cost of sales), general corporate expenses and amortization of intangibles for all periods presented. Management believes it is appropriate to disclose this measure to help investors analyze segment performance and trends. We incurred asset impairment, exit and implementation costs of $145 million during the three months and $364 million during the nine months ended September 30, 2008, and $200 million during the three months and $445 million during the nine months ended September 30, 2007. Refer to Note 2, Asset Impairment, Exit and Implementation Costs, for a breakout of charges by segment.

U.S. Beverages

	For the Three Months Ended September 30,
	2008	2007	$ change	% change
	(in millions; 2007 restated)

Net revenues	$743	$712	$31	4.4%
Segment operating income	81	(12)	93	100.0+%

	For the Nine Months Ended September 30,
	2008	2007	$ change	% change
	(in millions; 2007 restated)

Net revenues	$2,304	$2,277	$27	1.2%
Segment operating income	359	258	101	39.1%

Three Months Ended September 30:

Net revenues increased $31 million (4.4%), due to higher net pricing (4.2 pp) and higher volume (3.5 pp), partially offset by the impact of divestitures (3.0 pp) and unfavorable mix (0.3 pp). Volume gains in the quarter were driven by ready-to-drink beverages, coffee and powdered beverages. Ready-to-drink volume gains were driven by Kool-Aid and Capri Sun behind strong promotional programming. Coffee volume reflected growth in Maxwell House mainstream coffee. Powdered beverages volume gains were driven by Country Time and value-oriented consumer programs behind Kool-Aid. Higher net pricing reflected input cost-driven pricing in coffee and lower promotional spending in ready-to-drink beverages.

Segment operating income increased $93 million (100.0+%), due primarily to a 2007 asset impairment charge related to our flavored water and juice brand assets, higher net pricing, higher volume and lower marketing support costs, partially offset by higher input costs (primarily higher raw material costs), higher Restructuring Program costs and unfavorable mix.

Nine Months Ended September 30:

Net revenues increased $27 million (1.2%), due to higher net pricing (5.1 pp) and favorable mix (3.7 pp), partially offset by lower volume (4.5 pp) and the impact of divestitures (3.1 pp). Volume declines for the first nine months were driven by ready-to-drink beverages, primarily Capri Sun, partially offset by gains in Maxwell House mainstream coffee and powdered beverages, primarily Country Time and Kool-Aid. Favorable mix was driven by Crystal Light On the Go sticks and Tassimo growth. Higher net pricing reflected input cost-driven pricing in coffee and lower promotional spending in ready-to-drink beverages.

Segment operating income increased $101 million (39.1%), due primarily to a 2007 asset impairment charge related to our flavored water and juice brand assets, higher net pricing, favorable mix, the impact of divestitures and lower marketing support costs, partially offset by higher input costs (primarily higher raw material costs), lower volume, higher Restructuring Program costs and higher marketing, administration and research costs.

U.S. Cheese

	For the Three Months Ended September 30,
	2008	2007	$ change	% change
	(in millions; 2007 restated)

Net revenues	$919	$859	$60	7.0%
Segment operating income	179	91	88	96.7%

	For the Nine Months Ended September 30,
	2008	2007	$ change	% change
	(in millions; 2007 restated)

Net revenues	$2,848	$2,623	$225	8.6%
Segment operating income	419	323	96	29.7%

Three Months Ended September 30:

Net revenues increased $60 million (7.0%), due to higher net pricing (17.7 pp), partially offset by lower volume (8.9 pp) and unfavorable mix (1.8 pp). Higher net pricing was due to increased raw material costs. Lower volume/mix was primarily driven by declines in natural, processed and cultured cheese categories, which was partially offset by new product innovations, primarily Kraft Bagel-fuls.

Segment operating income increased $88 million (96.7%), due primarily to higher net pricing, lower Restructuring Program costs and lower marketing support costs, partially offset by higher raw material costs, lower volume, unfavorable mix and higher fixed manufacturing costs.

Nine Months Ended September 30:

Net revenues increased $225 million (8.6%), due to higher net pricing (14.0 pp), partially offset by lower volume (5.0 pp) and unfavorable mix (0.4 pp). Higher net pricing reflected input cost-driven pricing partially offset by increased promotional spending in our natural cheese category. Lower volume was primarily driven by declines in natural and cultured cheese categories, partially offset by new product innovations, primarily Kraft Bagel-fuls.

Segment operating income increased $96 million (29.7%) due primarily to higher net pricing, lower Restructuring Program costs and lower marketing support costs, partially offset by higher input costs (primarily higher raw material costs), lower volume, unfavorable mix and higher fixed manufacturing costs.

U.S. Convenient Meals

	For the Three Months Ended
	September 30,
	2008	2007	$ change	% change
	(in millions; 2007 restated)

Net revenues	$1,081	$995	$86	8.6%
Segment operating income	91	93	(2)	(2.2%	)

	For the Nine Months Ended
	September 30,
	2008	2007	$ change	% change
	(in millions; 2007 restated)

Net revenues	$3,202	$2,967	$235	7.9%
Segment operating income	318	313	5	1.6%

Three Months Ended September 30:

Net revenues increased $86 million (8.6%), due to higher net pricing (7.6 pp) and favorable mix (1.0 pp). Net revenues increased in meats driven by higher net pricing, primarily due to input-cost driven pricing in sandwich meats and hot dogs. Also contributing to meats net revenue growth was new product introductions, primarily Oscar Mayer Deli Fresh meats (Shaved Singles) and Oscar Mayer Deli Creations sandwiches (Flatbreads). In pizza, net revenues increased due to higher input cost-driven pricing, net of increased promotional spending and volume growth in DiGiorno and California Pizza Kitchen premium brands and the launch of the For One product line of individual size pizzas.

Segment operating income decreased $2 million (2.2%), due primarily to higher raw material costs, higher fixed manufacturing costs, higher marketing, administration and research costs and unfavorable mix, partially offset by higher net pricing and lower Restructuring Program costs.

Nine Months Ended September 30:

Net revenues increased $235 million (7.9%), due to higher net pricing (4.0 pp), favorable mix (2.4 pp) and higher volume (1.5 pp). Net revenues increased in meats due to higher net pricing, driven by input cost-driven pricing in sandwich meats, hot dogs and Lunchables. Also contributing to meats net revenue growth was higher shipments of bacon, sandwich meats and hot dogs, as well as new product introductions, including Oscar Mayer Deli Fresh meats (Shaved Singles and Carved) and Oscar Mayer Deli Creations sandwiches (Flatbreads). In pizza, net revenues increased due to higher input cost-driven pricing, net of increased promotional spending and volume growth in DiGiorno and California Pizza Kitchen premium brands.

Segment operating income increased $5 million (1.6%), due to higher net pricing, higher volume, favorable mix, lower Restructuring Program charges and lower marketing support costs, partially offset by higher input costs (primarily higher raw material costs), higher marketing, administration and research costs and higher fixed manufacturing costs.

U.S. Grocery

	For the Three Months Ended
	September 30,
	2008	2007	$ change	% change
	(in millions; 2007 restated)

Net revenues	$802	$757	$45	5.9%
Segment operating income	233	219	14	6.4%

	For the Nine Months Ended
	September 30,
	2008	2007	$ change	% change
	(in millions; 2007 restated)

Net revenues	$2,506	$2,411	$95	3.9%
Segment operating income	777	742	35	4.7%

Three Months Ended September 30:

Net revenues increased $45 million (5.9%), due to higher net pricing (5.2 pp), favorable mix (0.5 pp) and higher volume (0.2 pp). Net revenues increased due to higher input cost-driven pricing across our key categories, primarily spoonable and pourable salad dressings. In addition, net revenues growth was impacted by favorable volume/mix primarily due to volume gains in Kraft macaroni and cheese dinners driven by increased promotional spending.

Segment operating income increased $14 million (6.4%), due primarily to higher net pricing, lower marketing, administration and research costs (including lower marketing support) and favorable volume/mix, partially offset by higher input costs (primarily higher raw material costs).

Nine Months Ended September 30:

Net revenues increased $95 million (3.9%), due primarily to higher net pricing (5.6 pp) and favorable mix (0.3 pp), partially offset by lower volume (2.0 pp). Net revenues increased due to higher input cost-driven pricing across our key categories, primarily spoonable and pourable salad dressings and Kraft macaroni and cheese dinners. In addition, net revenues growth was impacted by lower shipments in spoonable salad dressings, barbecue sauce and ready-to-eat desserts, which were partially offset by volume gains in Kraft macaroni and cheese dinners.

Segment operating income increased $35 million (4.7%), due to higher net pricing, lower Restructuring Program costs, favorable mix, lower fixed manufacturing costs and lower marketing, administration and research costs, partially offset by higher input costs (primarily higher raw material costs) and lower volume.

U.S. Snacks

	For the Three Months Ended
	September 30,
	2008	2007	$ change	% change
	(in millions; 2007 restated)

Net revenues	$1,274	$1,220	$54	4.4%
Segment operating income	170	157	13	8.3%

	For the Nine Months Ended
	September 30,
	2008	2007	$ change	% change
	(in millions; 2007 restated)

Net revenues	$3,736	$3,581	$155	4.3%
Segment operating income	464	467	(3)	(0.6%	)

Three Months Ended September 30:

Net revenues increased $54 million (4.4%), due to higher net pricing (11.1 pp), partially offset by lower volume (4.1 pp) and unfavorable mix (2.9 pp). Biscuit net revenues increased, driven by higher input cost-driven pricing, partially offset by lower volume and unfavorable mix. Lower biscuit volume was due to base business declines in Oreo Cakesters, because of shipments associated with its 2007 introduction, Wheat Thins, Cheese Nips and Ritz Crackers, partially offset by gains in Oreo cookies as well as new product introductions including Nilla Cakesters and Kraft macaroni and cheese crackers. Snack bars net revenues were lower primarily due to volume declines, primarily driven by product pruning. Snack nuts net revenues decreased, driven by lower volume, partially offset by higher net pricing.

Segment operating income increased $13 million (8.3%), due primarily to higher net pricing, lower marketing, administration and research costs (including lower marketing support) and lower Restructuring Program costs, partially offset by higher input costs (primarily higher raw material costs), lower volume and unfavorable mix.

Nine Months Ended September 30:

Net revenues increased $155 million (4.3%), due primarily to higher net pricing (7.4 pp), partially offset by unfavorable mix (1.8 pp) and lower volume (1.3 pp). Biscuit net revenues increased, driven by higher input cost-driven pricing, partially offset by unfavorable mix. Biscuit’s unfavorable mix was driven by base business volume declines in Wheat Thins, Cheese Nips and Chips Ahoy!, partially offset by gains in Oreo cookies as well as new product introductions including Nilla Cakesters and Kraft macaroni and cheese crackers. Snack bars net revenues decreased, driven by volume declines, primarily due to product pruning. Snack nuts net revenues increased, driven by higher net pricing, partially offset by lower volume.

Segment operating income decreased $3 million (0.6%), due primarily to higher input costs (including higher raw material costs), unfavorable mix, lower volume, the impact of divestitures and a 2007 gain on the divestiture of our hot cereal assets and trademarks, partially offset by higher net pricing, lower fixed manufacturing costs and lower Restructuring Program costs.

Canada & N.A. Foodservice

	For the Three Months Ended
	September 30,
	2008	2007	$ change	% change
	(in millions; 2007 restated)

Net revenues	$1,109	$1,053	$56	5.3%
Segment operating income	151	131	20	15.3%

	For the Nine Months Ended
	September 30,
	2008	2007	$ change	% change
	(in millions; 2007 restated)

Net revenues	$3,279	$2,962	$317	10.7%
Segment operating income	387	320	67	20.9%

Three Months Ended September 30:

Net revenues increased $56 million (5.3%), due primarily to higher net pricing (3.4 pp), higher volume (1.8 pp) and favorable foreign currency (1.1 pp), partially offset by unfavorable mix (0.7 pp) and the impact of divestitures (0.4 pp). In Canada, net revenues growth was primarily driven by volume gains across most retail businesses, higher net pricing and favorable foreign currency. In N.A. Foodservice, net revenues declined, primarily driven by unfavorable volume/mix, partially offset by higher input cost-driven pricing.

Segment operating income increased $20 million (15.3%), due primarily to higher net pricing, lower manufacturing costs, lower marketing, administration and research costs, higher volume and favorable foreign currency. These favorable variances were partially offset by higher raw material costs and higher Restructuring Program costs.

Nine Months Ended September 30:

Net revenues increased $317 million (10.7%), due primarily to favorable foreign currency (6.1 pp), higher net pricing (3.3 pp) and higher volume (2.9 pp), partially offset by unfavorable mix (1.2 pp) and the impact of divestitures (0.5 pp). In Canada, net revenues growth was primarily driven by favorable foreign currency, volume gains across all retail businesses and higher net pricing. In N.A. Foodservice, net revenues growth was primarily driven by higher input cost-driven pricing and favorable foreign currency movements, partially offset by unfavorable mix.

Segment operating income increased $67 million (20.9%) due primarily to higher net pricing, lower manufacturing costs, favorable foreign currency and higher volume. These favorable variances were partially offset by higher raw material costs and higher Restructuring Program costs.

European Union

	For the Three Months Ended September 30,
	2008	2007	$ change	% change
	(in millions; 2007 restated)

Net revenues	$2,725	$1,855	$870	46.9%
Segment operating income	178	129	49	38.0%

	For the Nine Months Ended September 30,
	2008	2007	$ change	% change
	(in millions; 2007 restated)

Net revenues	$8,357	$5,444	$2,913	53.5%
Segment operating income	511	371	140	37.7%

Three Months Ended September 30:

Net revenues increased $870 million (46.9%), due to the impact of our LU Biscuit acquisition (36.9 pp), favorable foreign currency (11.7 pp) and higher net pricing (4.9 pp), partially offset by the impact of divestitures (3.5 pp), lower volume (2.9 pp) and unfavorable mix (0.2 pp). Higher input cost-driven pricing was partially offset by higher promotional spending. Lower volume was driven primarily by declines in coffee and cheese, partially offset by gains in chocolate.

Segment operating income increased $49 million (38.0%), due primarily to the impact of our LU Biscuit acquisition (net of associated integration costs), higher net pricing, lower marketing, administration and research costs (including lower marketing support), favorable mix, lower fixed manufacturing costs and favorable foreign currency. These favorable variances were partially offset by higher input costs (including higher raw material costs), an asset impairment charge related to the divestiture of our Nordic and Baltic snacks operation, lower volume, higher Restructuring Program costs and the impact of divestitures.

Nine Months Ended September 30:

Net revenues increased $2,913 million (53.5%), due primarily to the impact of our LU Biscuit acquisition (37.1 pp), favorable foreign currency (13.9 pp), higher net pricing (3.6 pp) and favorable mix (1.1 pp), partially offset by the impact of divestitures (2.3 pp). Higher input cost-driven pricing was partially offset by higher promotional spending. Also contributing to net revenues growth was favorable mix, primarily due to gains in coffee.

Segment operating income increased $140 million (37.7%), due primarily to the impact of our LU Biscuit acquisition (net of associated integration costs), higher net pricing, favorable mix, favorable foreign currency, lower marketing, administration and research costs (including lower marketing support) and lower Restructuring Program costs. These favorable variances were partially offset by higher input costs (including higher raw material costs), the net loss on the divestitures of several small operations in Spain, an asset impairment charge related to the divestiture of our Nordic and Baltic snacks operation, higher fixed manufacturing costs and the impact of divestitures.

Developing Markets

	For the Three Months Ended September 30,
	2008	2007	$ change	% change
	(in millions; 2007 restated)

Net revenues	$1,809	$1,309	$500	38.2%
Segment operating income	216	132	84	63.6%

	For the Nine Months Ended September 30,
	2008	2007	$ change	% change
	(in millions; 2007 restated)

Net revenues	$5,202	$3,726	$1,476	39.6%
Segment operating income	552	354	198	55.9%

Three Months Ended September 30:

Net revenues increased $500 million (38.2%), due to higher net pricing (11.4 pp), the impact of our LU Biscuit acquisition (10.3 pp), favorable foreign currency (8.8 pp), favorable mix (6.8 pp) and favorable resolution of a Brazilian value added tax claim (1.6 pp), partially offset by lower volume (0.7 pp). In Eastern Europe, Middle East & Africa, net revenues increased, driven by volume growth in beverages, chocolate and biscuits categories, higher net pricing across the region, our LU Biscuit acquisition and favorable foreign currency. In Latin America, net revenues increased, driven by favorable foreign currency, favorable resolution of a value added tax claim, higher net pricing and favorable volume/mix in Brazil; higher net pricing and favorable volume/mix in Argentina; and higher net pricing and favorable mix in Venezuela. In Asia Pacific, net revenues increased, due primarily to our LU Biscuit acquisition, higher net pricing across the region and favorable foreign currency, partially offset by unfavorable volume/mix in Southeast Asia and China.

Segment operating income increased $84 million (63.6%), due primarily to higher net pricing, favorable mix, favorable resolution of a Brazilian value added tax claim, favorable foreign currency and the impact of our LU Biscuit acquisition (net of associated integration costs). These favorable variances were partially offset by higher input costs (including higher raw material costs) and higher marketing, administration and research costs (including higher marketing support).

Nine Months Ended September 30:

Net revenues increased $1,476 million (39.6%), due to the impact of our LU Biscuit acquisition (10.7 pp), higher net pricing (9.9 pp), favorable foreign currency (9.5 pp), favorable mix (5.1 pp), higher volume (2.7 pp) and favorable resolution of a Brazilian value added tax claim (1.7 pp). In Eastern Europe, Middle East & Africa, net revenues increased, driven by volume growth in chocolate, biscuits and coffee categories, higher net pricing across the region, our LU Biscuit acquisition and favorable foreign currency. In Latin America, net revenues increased, driven by favorable foreign currency, favorable resolution of a value added tax claim and favorable volume/mix in Brazil; higher net pricing and favorable mix in Argentina; and higher net pricing and favorable volume/mix in Venezuela. In Asia Pacific, net revenues increased, due primarily to our LU Biscuit acquisition, favorable foreign currency, higher net pricing across the region and favorable volume/mix in Southeast Asia.

Segment operating income increased $198 million (55.9%) due to higher net pricing, favorable mix, favorable resolution of a Brazilian value added tax claim, favorable foreign currency, higher volume and the impact of our LU Biscuit acquisition (net of associated integrations costs). These favorable variances were partially offset by higher input costs (including higher raw material costs), higher marketing, administration and research costs (including higher marketing support), higher Restructuring Program costs, higher fixed manufacturing costs and a 2007 gain on the divestiture of our sugar confectionery assets in Romania and related trademarks.

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

During the first nine months of 2008, our aggregate commodity costs rose significantly as a result of higher dairy, coffee, cocoa, wheat, soybean oil and packaging costs. For the first nine months of 2008, our commodity costs were approximately $1,220 million higher than in the first nine months of 2007, with dairy costs accounting for approximately $450 million of the overall increase. We expect total 2008 commodity costs to be higher.

Liquidity

We believe that our cash from operations, our existing $4.5 billion revolving credit facility (which supports our commercial paper program) and our authorized long-term financing will provide sufficient liquidity to meet our working capital needs (including the cash requirements of the Restructuring Program), planned capital expenditures, future contractual obligations, authorized share repurchases and payment of our anticipated quarterly dividends. Despite recent market conditions, we continue to utilize our commercial paper program for daily funding requirements, albeit at higher market based interest rates. We also use short-term intercompany loans from foreign affiliates to improve financial flexibility, which have been made more feasible by recent, temporary tax law changes. Overall, we do not foresee any impact to funding sources that would have a material impact on our liquidity.

Net Cash Provided by Operating Activities:

During the first nine months of 2008, operating activities provided $2,529 million net cash, compared with $2,280 million in the first nine months of 2007. Operating cash flows increased in the first nine months of 2008 in comparison with the same period in 2007 primarily because of $467 million in lower working capital costs (principally due to the timing of payments for accrued liabilities and lower income tax payments). The increase in operating cash flows was partially offset by the $305 million tax transfer from Altria in 2007 for the federal tax contingencies held by them, less the impact of federal reserves reversed due to the adoption of Financial Accounting Standards Board Interpretation No. 48. The transfer from Altria was reflected within other in our condensed consolidated statement of cash flows.

Net Cash Used in Investing Activities:

During the first nine months of 2008, net cash used in investing activities was $924 million, compared with $640 million in the first nine months of 2007. The increase in cash used in investing activities primarily relates to lower proceeds from divestitures, higher capital expenditures and a payment made to Groupe Danone S.A. to refund excess cash received in the acquisition of LU Biscuit. During the first nine months of 2008, we received $76 million in net proceeds on divestitures of several small operations in Spain, and disbursed $38 million for transaction fees related to the split-off of the Post cereals business. During the first nine months of 2007, we divested sugar confectionery assets in Romania and related trademarks and our hot cereal assets and trademarks, and received $203 million in proceeds.

Capital expenditures for the first nine months of 2008 were $901 million, compared with $858 million in the first nine months of 2007. We expect full-year capital expenditures to be slightly higher than 2007 expenditures of $1.2 billion, including capital expenditures required for the Restructuring Program and systems investments. We expect to fund these expenditures with cash from operations.

Net Cash Used in Financing Activities:

During the first nine months of 2008 and 2007, net cash used in financing activities was $1,403 million. The net cash used in financing activities in 2008 primarily relates to $5.9 billion in payments made on the bridge facility used to fund our LU Biscuit acquisition, $1.2 billion in dividends paid and $777 million in Common Stock share repurchases, partially offset by $6.4 billion in proceeds from our long-term debt offerings.

Borrowing Arrangements:

At December 31, 2007, we had borrowed €3.8 billion (approximately $5.5 billion) under the 364-day bridge facility agreement we used to acquire LU Biscuit (“LU Biscuit Bridge Facility”). Under the terms of the credit agreement, we were required to repay borrowings with the net cash proceeds from debt offerings having a maturity of greater than one year. As such, we repaid the €3.8 billion (approximately $5.9 billion at the time of repayments) with proceeds from our March 20, 2008 and May 22, 2008 debt issuances. Upon repayment, this facility was terminated.

We maintain a revolving credit facility that we have historically used for general corporate purposes and to support our commercial paper issuances. The $4.5 billion, multi-year revolving credit facility expires in April 2010. No amounts have been drawn on this facility. In October 2008, one of the syndicate banks under our credit facility, Lehman Commercial Paper, Inc., filed for bankruptcy protection. Lehman’s commitment under our credit facility is approximately $136 million. We do not anticipate that this will have a current or future impact on our liquidity.

We must maintain a net worth of at least $20.0 billion under the terms of our revolving credit facility. At September 30, 2008, our net worth was $26.4 billion. We expect to continue to meet this covenant. The revolving credit facility has no other financial covenants, credit rating triggers or provisions that could require us to post collateral as security.

In addition to the above, some of our international subsidiaries maintain primarily uncommitted credit lines to meet short-term working capital needs. Collectively, these credit lines amounted to $1.7 billion at September 30, 2008. Borrowings on these lines amounted to $327 million at September 30, 2008, and $250 million at December 31, 2007.

Debt:

Our total debt was $20.6 billion at September 30, 2008, and $21.0 billion at December 31, 2007. Our debt-to-capitalization ratio was 0.44 at September 30, 2008, and 0.43 at December 31, 2007.

On March 20, 2008, we issued €2.85 billion (approximately $4.50 billion) of senior unsecured notes, and on May 22, 2008, we issued $2.00 billion of senior unsecured notes. We used the net proceeds (€2.83 billion in March and $1.97 billion in May) for general corporate purposes, including the repayment of borrowings under our LU Biscuit Bridge Facility and other short-term borrowings. Refer to Note 4, Debt and Borrowing Arrangements, for further details of both debt offerings.

On October 1, 2008, we repaid $700 million in notes. This repayment was primarily financed from commercial paper issuances.

We refinance long-term and short-term debt from time to time. The nature and amount of our long-term and short-term debt and the proportionate amount of each varies as a result of future business requirements, market conditions and other factors. At September 30, 2008, we had approximately $3.5 billion remaining in long-term financing authority from our Board of Directors.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

We have no off-balance sheet arrangements other than the guarantees and contractual obligations that are discussed below and in our Form 10-K/A for the year ended December 31, 2007.

Guarantees:

As discussed in Note 13, Commitments and Contingencies, we have third-party guarantees because of our acquisition, divestiture and construction activities. As part of those transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At September 30, 2008, the maximum potential payments under our third-party guarantees were $43 million, of which $8 million have no specified expiration dates. Substantially all of the remainder expire at various times through 2018. The carrying amounts of these guarantees were $38 million on our condensed consolidated balance sheet at September 30, 2008.

In addition, at September 30, 2008, we were contingently liable for $193 million of guarantees related to our own performance. These include letters of credit related to dairy commodity purchases and guarantees related to the payment of custom duties and taxes, and other letters of credit.

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

The following table summarizes our contractual obligations with respect to long-term debt, including capital leases, and interest expense at September 30, 2008:

	Payments Due for the Year Ended September 30,
	Total	2009	2010-11	2012-13	2014 and Thereafter
	(in millions)

Long-term debt (1)	$19,631	$709	$1,452	$7,068	$10,402
Interest expense (2)	11,827	1,189	2,220	1,708	6,710
Capital leases (3)	90	15	22	16	37

(1)    Amounts represent the expected cash payments of our long-term debt and do not include unamortized bond premiums or discounts.

(2)    Amounts represent the expected cash payments of our interest expense on our long-term debt. Interest calculated on our variable rate debt was forecasted using a LIBOR forward curve analysis as of September 30, 2008. Interest calculated on our euro notes was forecasted using the euro to U.S. dollar exchange rate as of September 30, 2008. An insignificant amount of interest expense was excluded from the table for a portion of our foreign debt due to the complexities involved in forecasting expected interest payments.

(3)    Amounts represent the expected cash payments of our capital leases, including the expected cash payments of interest expense on our capital leases of $24 million.

Equity and Dividends

Stock Repurchases:

Our Board of Directors authorized the following Common Stock repurchase program. We are not obligated to repurchase any of our Common Stock and may suspend the program at our discretion. We made these repurchases of our Common Stock in open market transactions.

Share Repurchase Program authorized by the Board of Directors				$5.0 billion

Authorized period for repurchase				April 2007 – March 2009

Aggregate cost of shares repurchased in third quarter 2008 (millions of shares)				$127 million (4.0 shares)

Aggregate cost of shares repurchased in 2008 (millions of shares)				$777 million (25.3 shares)

Aggregate cost of shares repurchased life-to-date under program (millions of shares)				$4.3 billion (130.9 shares)

As of September 30, 2008, we had $723 million remaining under our $5.0 billion share repurchase authority, which expires in March 2009. We will continue to evaluate opportunities for share repurchases.

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

We also issued 0.1 million off-cycle shares of restricted and deferred stock during the first nine months of 2008. The weighted-average market value per restricted or deferred share was $31.16 on the date of grant. In aggregate, we issued 4.9 million restricted and deferred shares during the first nine months of 2008, including those issued as part of our long-term incentive plan.

We also granted 0.1 million off-cycle stock options during the first nine months of 2008 at an exercise price of $30.78. In aggregate, we granted 13.6 million stock options during the first nine months of 2008.

Dividends:

We paid dividends of $1,236 million in the first nine months of 2008 and $1,214 million in the first nine months of 2007. The increase reflects a higher dividend rate in 2008, partially offset by a lower number of shares outstanding because of share repurchases. In the third quarter of 2008, our Board of Directors approved a 7.4% increase in the current quarterly dividend rate to $0.29 per share on our Common Stock. As a result, our present annualized dividend rate is $1.16 per common share. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision-making.

2008 Outlook

We now expect 2008 diluted EPS of at least $1.96, versus a previous expectation of at least $1.54, reflecting an increase of $0.52 related to the exit of the Post cereals business, $0.07 in incremental restructuring costs and $0.03 in impairment and other costs related to the divestiture of our Nordic and Baltic snacks operation.

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

New Accounting Standards

See Notes 1 and 8 to the condensed consolidated financial statements for a discussion of new accounting standards.

Contingencies

See Note 13, Commitments & Contingencies, and Part II – Other Information, Item 1. Legal Proceedings for a discussion of contingencies.

Forward-Looking Statements

This report contains forward-looking statements regarding our continuing expectation that the Post cereals business share exchange will be tax-free to participating shareholders for U.S. federal income tax purposes; with regard to our Restructuring Program, our pre-tax charges, the number of facilities we intend to close and the number of positions we will eliminate, the use of cash to pay approximately $1.9 billion of the charges, the amount of cumulative, annualized savings and the amount we expect to spend in capital to implement the program; with regard to implementing our new operating structure, the intent to simplify, streamline and increase accountability to generate reliable growth for Kraft; our ability to reorganize our European Union segment to function on a pan-European centralized category management and value chain model; that we continue to assess opportunities to mitigate the loss of tax benefits and our expected annual lost tax benefits due to filing separately from Altria; our belief that structuring Canada and North America Foodservice as a standalone reportable segment will drive our business; that we continuously monitor worldwide supply and cost trends so we can act quickly; our expectation that total 2008 commodity costs will be higher; our belief regarding our liquidity; our expectation for, and how we intend to fund, 2008 capital expenditures; our belief that Lehman Commercial Paper, Inc.’s bankruptcy will not affect our liquidity; our expectation to continue to meet financial covenants under our revolving credit facility;

the effect of guarantees on our liquidity; expected cash payments related to long-term debt, interest expense and capital leases; our expectation to continue to evaluate opportunities for share repurchases until our authorization expires in March 2009; our 2008 Outlook, specifically 2008 diluted EPS; our expectation that the provisions of SFAS Nos. 141(R), 157, 158, 160 and 161 and of FSP EITF 03-6-1 will not have a material impact; and our belief that the final outcome of our legal proceedings will not materially affect our financial results.

These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below and those contained in the “Risk Factors” found in our Form 10-K/A for the year ended December 31, 2007, identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Such factors, include, but are not limited to, continued higher input costs, pricing actions, increased competition, our ability to differentiate our products from private label products, increased costs of sales, our ability to realize the expected cost savings and spending from our planned Restructuring Program, difficulty in obtaining materials from our suppliers, the ability to supply our products and meet demand for our products, our indebtedness and our ability to pay our indebtedness, unexpected safety or manufacturing issues, FDA or other regulatory actions or delays, unanticipated expenses such as litigation or legal settlement expenses, our inability to successfully integrate the LU Biscuit business, a shift in our product mix to lower margin offerings, risks from operating internationally, our ability to protect our intellectual and other proprietary rights, our ability to retain key employees and tax law changes. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

As Kraft operates globally, we use certain financial instruments to manage our foreign currency exchange rate and commodity price risks. We monitor and manage these exposures as part of our overall risk-management program. Our risk management program focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. We maintain foreign currency and commodity price risk management policies that principally use derivative instruments to reduce significant, unanticipated earnings fluctuations that may arise from volatility in foreign currency exchange rates and commodity prices. We also sell commodity futures to unprice future purchase commitments. We occasionally use related futures to cross-hedge a commodity exposure. We are not a party to leveraged derivatives and, by policy, do not use financial instruments for speculative purposes. Refer to Note 12, Financial Instruments, for further details of our foreign currency and commodity price risk management policies and the types of derivative instruments we use to hedge those exposures.

In October 2008, one of our counterparties, Lehman Brothers Commercial Corporation, filed bankruptcy. As such, we wrote off an insignificant amount of derivatives held with them. This did not have a significant impact on our foreign currency risk management program. There were no significant changes in our commodity or foreign currency exposures since December 31, 2007. Additionally, there were no changes in the types of derivative instruments we use to hedge those exposures.

Item 4.  Controls and Procedures.

a)	Evaluation of Disclosure Controls and Procedures

Management, together with our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. We acquired the global LU biscuit business of Groupe Danone S.A. (“LU Biscuit”) on November 30, 2007, and it represented approximately 15.0% of our total assets as of September 30, 2008. As the acquisition occurred during the last 12 months, the scope of our assessment of the effectiveness of internal control over financial reporting does not include LU Biscuit. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition. Based upon management’s evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective.

b)	Changes in Internal Control Over Financial Reporting

Management, together with our Chief Executive Officer and Chief Financial Officer, evaluated the changes in our internal control over financial reporting during the quarter ended September 30, 2008. In 2007, we began a multi-year SAP integration project. During the quarter ended September 30, 2008, we transitioned some of our processes and procedures into the SAP control environment. As we migrate to the SAP environment, our management ensures that our key controls are mapped to applicable controls within SAP, tests transition controls prior to the migration date of those controls, and as appropriate, maintains and evaluates controls over the flow of information to and from SAP. We expect the transition period to continue through 2010. We determined that there were no other changes in our internal control over financial reporting during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We are defendants in a variety of legal proceedings. Plaintiffs in a few of those cases seek substantial damages. We cannot predict with certainty the results of these proceedings. However, we believe that the final outcome of these proceedings will not materially affect our financial results.

Kraft is involved in litigation with The Procter & Gamble Company (“P&G”) concerning three patents related to roast and ground coffee and the packaging for that coffee. On August 27, 2007, P&G filed a patent infringement lawsuit in the U.S. District Court for the Northern District of California (“ND California Court”) against our wholly owned subsidiary, Kraft Foods Global, Inc. (“KFGI”), alleging infringement of P&G’s U.S. Patent Number 7,169,418 (“the P&G 418 Patent”). On October 11, 2007, the lawsuit was stayed. P&G appealed the decision to stay the lawsuit to the United States Court of Appeals for the Federal Circuit. The parties have briefed and presented oral arguments on P&G’s appeal and the parties await the Court’s decision.

On October 26, 2007, our wholly owned subsidiary, Kraft Foods Holdings, Inc. (“KFHI”), filed a lawsuit against P&G in the U.S. District Court for the Western District of Wisconsin (“WD Wisconsin Court”) alleging infringement of KFHI’s U.S. Patent Number 7,074,443. The parties subsequently agreed to dismiss that lawsuit. On October 31, 2007, P&G filed a counterclaim in the WD Wisconsin Court against KFGI and KFHI alleging infringement of its U.S. Patent Number 7,169,419, (the “P&G 419 Patent”). On January 25, 2008, noting similarities between the P&G 419 Patent and the P&G 418 Patent, the WD Wisconsin Court granted KFHI’s motion to transfer the P&G 419 Patent counterclaim to the ND California Court. On March 5, 2008, KFHI filed a motion in the ND California Court to stay the lawsuit alleging infringement of the P&G 419 Patent for essentially the same reasons that the P&G 418 Patent suit was stayed. The ND California Court granted that motion.

On September 23, 2008, P&G filed a lawsuit against KFGI in the U.S. District Court for the Southern District of Ohio (the “SD Ohio Court”). P&G alleges that Kraft’s “4 pound” coffee packaging infringed both the P&G 418 Patent and the P&G 419 Patent. The lawsuits in the ND California Court regarding those patents relate to Kraft’s “3 pound” coffee packaging. We believe the packaging used in our “4 pound” and “3 pound” coffee packaging is not materially different. Accordingly, on October 20, 2008, KFGI filed a motion in the SD Ohio Court to dismiss the lawsuit, to transfer it to the ND California Court or to stay the suit in the SD Ohio Court pending a decision in the ND California lawsuits. On October 20, 2008, KFGI also filed a motion seeking an injunction in the ND California Court to prevent P&G from filing future duplicative lawsuits related to the P&G 418 Patent and the P&G 419 Patent. We expect decisions on our motions during the fourth quarter. On October 30, 2008, P&G amended its complaint in the SD Ohio Court lawsuit to include additional allegations that certain of our products infringe P&G’s U.S. Patent Number 5,721,005 (the “P&G 005 Patent”). The P&G 005 Patent relates to roast, ground and flaked coffee products that have been fast-roasted. We intend to vigorously defend against the allegations in the amended complaint.

Item 1A.  Risk Factors.

There were no material changes to the risk factors disclosed in our Form 10-K/A for the year ended December 31, 2007, in response to Item 1A, Risk Factors, to Part I of our report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our share repurchase program activity for each of the three months ended September 30, 2008 was:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1–31, 2008	–	$–	126,969,058	$850,000,012
August 1–31, 2008	–	$–	126,969,058	$850,000,012
September 1–30, 2008	3,960,000	$32.02	130,929,058	$723,197,938

Pursuant to Publicly Announced Plans or Programs	3,960,000

July 1–31, 2008 (c)	78,396	$29.65
August 1–31, 2008 (c)	26,364	$31.60
September 1–30, 2008 (c)	4,688	$31.97

For the Quarter Ended September 30, 2008	4,069,448	$31.97

(a)	Our two-year, $5.0 billion share repurchase program began on March 30, 2007. We are not obligated to acquire any amount of our Common Stock and may suspend the program at our discretion.
(b)	Aggregate number of shares repurchased under the share repurchase program as of the end of the period presented.
(c)	Shares tendered to us by employees who vested in restricted and deferred stock and used shares to pay the related taxes. As such, these are non-cash transactions.

Item 6.  Exhibits.

Exhibit Number	Description

3.1	Amended and Restated By-Laws of Kraft Foods Inc., dated September 9, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2008).

12	Statement regarding computation of ratios of earnings to fixed charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRAFT FOODS INC.

/s/ TIMOTHY R. MCLEVISH

Timothy R. McLevish
Executive Vice President and
Chief Financial Officer October 31, 2008