Form 10-K
period 2008-12-31
KRAFT FOODS INC
filed 2009-02-27
CIK 1103982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of Class A Common Stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on June 30, 2008, was $43 billion. At January 30, 2009, there were 1,469,388,330 shares of the registrant’s Class A Common Stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of shareholders to be held on May 20, 2009, to be filed with the Securities and Exchange Commission (the “SEC”) in March 2009, are incorporated in Part III hereof and made a part hereof.

Kraft Foods Inc.

In this report, “Kraft,” “we,” “us” and “our” refers to Kraft Foods Inc. and subsidiaries, and “Common Stock” refers to Kraft’s Class A common stock.

i

PART I

Item 1.	Business.

General

Kraft was incorporated in 2000 in the Commonwealth of Virginia. We manufacture and market packaged food products, including snacks, beverages, cheese, convenient meals and various packaged grocery products. We have operations in more than 70 countries and sell our products in approximately 150 countries. We have nine brands with revenues exceeding $1 billion: Kraft cheeses, dinners and dressings; Oscar Mayer meats; Philadelphia cream cheese; Maxwell House and Jacobs coffee; Nabisco cookies and crackers and its Oreo cookie brand; Milka chocolates; and LU biscuits. We have more than 50 brands with revenues of at least $100 million.

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

Because Kraft Foods Inc. is a holding company, our principal source of funds is from our subsidiaries. Our wholly owned subsidiaries currently are not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their common stock.

Reportable Segments

We manage and report operating results through two commercial units, Kraft North America and Kraft International. Kraft North America operates in the U.S. and Canada, and we manage Kraft North America’s operations by product category. We manage Kraft International’s operations by geographic location.

Effective August 4, 2008, we completed the split-off of the Post cereals business. The results of the Post cereals business were reflected as discontinued operations on the consolidated statement of earnings and prior period results were restated in a consistent manner.

In 2008, we implemented a new operating structure. Within the new structure, business units now have full P&L accountability and are staffed accordingly. This also ensures that we are putting our resources closer to where we make decisions that affect our consumers and customers. Our corporate and shared service functions continue to streamline their organizations and focus on core activities that can more efficiently support the goals of the business units. As a result of implementing the new operating structure, we began reporting the results of operations under this new structure in the first quarter of 2008 and restated results from prior periods in a consistent manner. The changes were:

•	U.S. Cheese was organized as a standalone operating segment in order to create a more self-contained and integrated business unit in support of faster growth.
•	Our macaroni and cheese category, as well as other dinner products, were moved from our U.S. Convenient Meals segment to our U.S. Grocery segment to take advantage of operating synergies.
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

Note 17, Segment Reporting, to our consolidated financial statements includes a breakout of net revenues, segment operating income, total assets, depreciation expense and capital expenditures by reportable segment, as well as a breakout of net revenues, long-lived assets and total assets by geographic region. Management uses segment operating income to evaluate segment performance and allocate resources. Management believes it is appropriate to disclose this measure to help investors analyze segment performance and trends. Segment operating income excludes unrealized gains and losses on hedging activities (which is a component of cost of sales), general corporate expenses and amortization of intangibles.

The relative percentages of total segment operating income attributable to each reportable segment were:

	For the Years Ended December 31,
	2008	2007	2006
	(2007 & 2006 restated)
Kraft North America:
U.S. Beverages	8.5%	7.6%	4.7%
U.S. Cheese	14.3%	9.6%	15.2%
U.S. Convenient Meals	9.1%	9.3%	9.5%
U.S. Grocery	23.0%	24.3%	28.8%
U.S. Snacks (1)	12.2%	14.5%	10.2%
Canada & N.A. Foodservice	10.0%	9.7%	9.8%
Kraft International:
European Union	9.5%	13.6%	12.6%
Developing Markets	13.4%	11.4%	9.2%

Total Kraft Segment Operating Income	100.0%	100.0%	100.0%

(1) This segment was formerly known as U.S. Snacks & Cereals.

Our brands span five consumer sectors:

• Snacks – primarily biscuits (cookies and crackers), salted snacks and chocolate confectionery;
• Beverages – primarily coffee, packaged juice drinks and powdered beverages;
• Cheese – primarily natural, process and cream cheeses;
• Grocery – primarily spoonable and pourable dressings, condiments and desserts; and
• Convenient Meals – primarily frozen pizza, packaged dinners, lunch combinations and processed meats.

The following table shows each reportable segment’s participation in these five core consumer sectors.

	Percentage of 2008 Net Revenues by Consumer Sector(1)
Segment	Snacks	Beverages	Cheese	Grocery	Convenient Meals	Total
Kraft North America:
U.S. Beverages	–	35.4%	–	–	–	7.1%
U.S. Cheese	–	–	53.7%	–	–	9.5%
U.S. Convenient Meals	–	–	–	–	68.8%	10.1%
U.S. Grocery	0.8%	–	–	54.1%	16.3%	8.0%
U.S. Snacks	30.4%	–	0.9%	2.9%	–	11.9%
Canada & N.A. Foodservice	6.2%	6.0%	19.4%	20.0%	8.2%	10.2%

Total Kraft North America	37.4%	41.4%	74.0%	77.0%	93.3%	56.8%

Kraft International:
European Union	38.9%	38.3%	14.9%	9.4%	5.0%	26.6%
Developing Markets	23.7%	20.3%	11.1%	13.6%	1.7%	16.6%

Total Kraft International	62.6%	58.6%	26.0%	23.0%	6.7%	43.2%

Total Kraft	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Consumer Sector Percentage of Total Kraft	37.7%	20.1%	17.7%	9.9%	14.6%	100.0%

(1) Percentages were calculated based upon dollars rounded to millions.

Our U.S. subsidiaries export coffee products, refreshment beverage products, grocery products, cheese, biscuits and processed meats. In 2008, these exports from the U.S. amounted to $195 million.

Products or similar products contributing 10% or more of Kraft’s consolidated net revenues for the years ended December 31, were:

	2008	2007	2006
	(2007 & 2006 restated)
Biscuits (cookies and crackers)	22%	15%	15%
Cheese	18%	19%	19%
Coffee	14%	15%	14%
Confectionery	12%	12%	11%

Our major brands within each reportable segment and consumer sector are:

Kraft North America:
U.S. Beverages
Beverages:	Maxwell House, Starbucks (under license), Gevalia, General Foods International, Yuban, Sanka, Nabob and Seattle’s Best (under license) coffees; Tassimo hot beverage system; Capri Sun (under license) and Kool-Aid packaged juice drinks; Kool-Aid, Crystal Light and Country Time powdered beverages; and Tazo (under license) teas.

U.S. Cheese
Cheese:	Kraft and Cracker Barrel natural cheeses; Philadelphia cream cheese; Kraft grated cheeses; Polly-O cheese; Kraft, Velveeta and Cheez Whiz process cheeses; Deli Deluxe process cheese slices; and Breakstone’s and Knudsen cottage cheese and sour cream.

U.S. Convenient Meals
Convenient Meals:	Lunchables lunch combinations; Oscar Mayer and Louis Rich cold cuts, hot dogs and bacon; DiGiorno, Tombstone, Jack’s, Delissio and California Pizza Kitchen (under license) frozen pizzas; South Beach Living (under license) pizzas and meals; Boca soy-based meat alternatives; and Deli Creations complete sandwiches.

U.S. Grocery
Grocery:	Jell-O dry packaged desserts; Cool Whip whipped topping; Jell-O refrigerated gelatin and pudding snacks; Jet-Puffed marshmallows; Kraft and Miracle Whip spoonable dressings; Kraft and Good Seasons salad dressings; A.1.steak sauce; Kraft and Bull’s-Eye barbecue sauces; Grey Poupon premium mustards; and Shake N’ Bake coatings.
Convenient Meals:	Kraft macaroni and cheese dinners; Stove Top stuffing mix; Taco Bell Home Originals (under license) meal kits; and Back to Nature macaroni and cheese dinners.

U.S. Snacks
Snacks:	Oreo, Chips Ahoy!, Newtons, Nilla, Nutter Butter and SnackWell’s cookies; Ritz, Premium, Triscuit, Wheat Thins, Cheese Nips, Honey Maid Grahams, Teddy Grahams and Kraft macaroni and cheese crackers; Nabisco 100 Calorie Packs; South Beach Living (under license) crackers, cookies and snack bars; Planters nuts and trail mixes; Handi-Snacks two-compartment snacks; Back to Nature granola, cookies, crackers, nuts and fruit & nut mixes; and Balance nutrition and energy bars.
Grocery:	Back to Nature ready-to-eat cereals.

Canada & N.A. Foodservice	Canada and foodservice products span all Kraft North America segments and sectors.

Kraft International:
European Union
Snacks:	Milka, Suchard, Côte d’Or, Marabou, Toblerone, Freia, Terry’s, Daim / Dime, Figaro, Karuna, Lacta, Pavlides, Twist, Merenda, Prince Polo / Siesta, Mirabell, Pyros Mogyoros, Alpen Gold, Sport / Smash / Jazz and 3-Bit chocolate confectionery products; and Oreo, Dorada, Digestive, Chiquilin, TUC, Mini-Star, Mikado, Ourson, Petit Déjeuner, Cracotte, Belin, Heudebert, Grany, Petit Écolier, Saiwa, Oro, Fonzies, Start, Prince, Pépito Opavia, Belvita and Gyori biscuits.

Beverages:	Jacobs, Gevalia, Carte Noire, Jacques Vabre, Kaffee HAG, Grand’ Mère, Kenco, Saimaza, Meisterroestung, Maxwell House, Onko, Splendid, Starbucks (under license) and Karat coffees; Tassimo hot beverage system; Tang powdered beverages; and Suchard Express, O’Boy and Kaba chocolate drinks.
Cheese:	Kraft, Dairylea, Sottilette, Osella and El Caserío cheeses; and Philadelphia cream cheese.
Grocery:	Kraft pourable and spoonable salad dressings; Miracel Whip spoonable dressings; and Mirácoli sauces.
Convenient Meals:	Lunchables lunch combinations; Kraft and Mirácoli pasta dinners and sauces; and Simmenthal canned meats.

Developing Markets
Snacks:	Oreo, Chips Ahoy!, Ritz, Club Social, Express, Kraker / Honey / Aveny Bran, Marbu, Dorada, Variedad, Pacific, Belvita, Cerealitas, Lucky, Trakinas, TUC, Mikado, Ourson, Petit Déjeuner, Cracotte, Bolshevik, Prichuda, Jubilee, Major, Merendina, Jacob’s, Chipsmore, Twisties, Biskuat / Tiger, Milk Biscuit, Hi Calcium Soda and PIM’s biscuits; Milka, Toblerone, Lacta, Côte d’Or, Shot, Terrabusi, Suchard, Alpen Gold, Karuna, Korona, Poiana, Svoge, Ukraina, Vozdushny, Chudny Vecher, Terry’s and Gallito chocolate confectionery products; and Estrella, Kar, Lux and Planters nuts and salted snacks.
Beverages:	Maxwell House, Maxim, Carte Noire, Nova Brasilia and Jacobs coffee; Tang, Clight, Kool-Aid, Verao, Frisco, Q-Refresh-Ko, Royal and Fresh powdered beverages; and Capri Sun (under license) packaged juice drinks.
Cheese:	Kraft, Velveeta and Eden process cheeses; Kraft and Philadelphia cream cheese; Kraft natural cheese; and Cheez Whiz process cheese spread.
Grocery:	Royal dry packaged desserts; Kraft spoonable and pourable salad dressings; Miracle Whip spoonable dressings; Jell-O dessert toppings; Kraft peanut butter; and Vegemite yeast spread.
Convenient Meals:	Kraft macaroni and cheese dinners.

Effective January 2009, we began implementing changes built on our Kraft Europe Reorganization and our Organizing For Growth initiative. In line with our strategies, we are evolving how we work in Europe in two key ways:

•

We are transitioning our European Biscuit, Chocolate, Coffee and Cheese categories to fully integrated business units, further strengthening our focus on these core categories. To ensure decisions are made faster and closer to customers and consumers, each category will be fully accountable for the P&L, including marketing, manufacturing and R&D. Category leadership, based in Zurich, will report to the Kraft Europe President, and the country organizations will be aligned with the category structure under our Kraft Europe Reorganization and report directly to category management. Going forward, these business units will comprise the Kraft Foods Europe segment.

•

We are aligning the reporting of our Central Europe operations into our Kraft Foods Developing Markets segment to help build critical scale in these countries. We intend to operate a country-led model in these markets and, as a result, we have no plans to implement the Kraft Europe Reorganization in Central Europe. This change also will keep Kraft Foods Europe management fully focused on implementing their new structure and growing the business.

As a result of implementing this new operating structure, we will report the results of operations under this new structure beginning in the first quarter of 2009 and will restate results from prior periods in a consistent manner.

Significant Acquisitions and Divestitures

LU Biscuit Acquisition:

On November 30, 2007, we acquired the global LU biscuit business of Groupe Danone S.A. (“LU Biscuit”) for €5.1 billion (approximately $7.6 billion) in cash. The acquisition included 32 manufacturing facilities and approximately 14,000 employees. We acquired net assets consisting primarily of goodwill of $4,052 million (which will not be deductible for statutory tax purposes), intangible assets of $3,546 million (substantially all of which are indefinite-lived), receivables of $757 million, property, plant and equipment of $1,054 million and inventories of $204 million, and assumed liabilities of $1,063 million consisting primarily of accounts payable and accruals. These purchase price allocations were based upon appraisals that were finalized in the third quarter of 2008. LU Biscuit contributed net revenues of $3.2 billion during 2008, and $2.8 billion on a proforma basis during 2007. LU Biscuit reported results from operations on a one month lag in 2007; as such, there was no impact on our operating results. On a proforma basis, LU Biscuit’s net earnings for the year ended December 31, 2007 would have been insignificant to Kraft.

Post Cereals Split-off:

On August 4, 2008, we completed the split-off of the Post cereals business into Ralcorp Holdings, Inc. (“Ralcorp”), after an exchange with our shareholders. The exchange is expected to be tax-free to participating shareholders for U.S. federal income tax purposes.

In this split-off transaction, approximately 46.1 million shares of Kraft Common Stock were tendered for $1,644 million. Our shareholders had the option to exchange some or all of their shares of Kraft Common Stock and receive shares of common stock of Cable Holdco, Inc. (“Cable Holdco”). Cable Holdco was our wholly owned subsidiary that owned certain assets and liabilities of the Post cereals business. In exchange for the contribution of the Post cereals business, Cable Holdco issued approximately $665 million in debt securities, issued shares of its common stock and assumed a $300 million credit facility. Following the merger of Cable Holdco and a Ralcorp subsidiary, the Cable Holdco common stock was exchanged for shares of Ralcorp common stock on a one-for-one basis. Upon closing, we used the cash equivalent net proceeds, approximately $960 million, to repay debt. As a result of the split-off, we recorded a gain on discontinued operations of $937 million, or $0.62 per diluted share, in 2008. The results of the Post cereals business were reflected as discontinued operations on the consolidated statement of earnings and prior period results were restated in a consistent manner.

See Note 2, Acquisitions and Divestitures, to our consolidated financial statements for additional information on these transactions.

Customers

Our five largest customers accounted for approximately 27% of our net revenues in 2008, 29% in 2007 and 28% in 2006. Our ten largest customers accounted for approximately 36% of our net revenues in 2008, 40% in 2007 and 38% in 2006. One of our customers, Wal-Mart Stores, Inc., accounted for approximately 16% of our net revenues in 2008, 15% in 2007 and 14% in 2006.

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

Distribution

Our products are generally sold to supermarket chains, wholesalers, supercenters, club stores, mass merchandisers, distributors, convenience stores, gasoline stations, drug stores, value stores and other retail food outlets. In general, the retail trade for food products is consolidating. Food products are distributed through distribution centers, satellite warehouses, company-operated and public cold-storage facilities, depots and other facilities. We currently distribute most products in North America through a combination of direct-store-delivery and warehouse delivery. Kraft International’s products are distributed through warehouse delivery and through the services of independent sales offices and agents. We support our selling efforts through three principal sets of activities: consumer advertising in broadcast, print, outdoor and on-line media; consumer incentives such as coupons and contests; and trade promotions to support price features, displays and other merchandising of our products by our customers.

Raw Materials

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

We purchase our dairy raw material requirements, including milk and cheese, from independent third parties such as agricultural cooperatives and independent processors. The prices for milk and other dairy product purchases are substantially influenced by market supply and demand, as well as by government programs. Dairy commodity costs on average were higher in 2008 than in 2007. Significant cost items in our biscuit and grocery products are grains (wheat, corn and soybean oil). Grain costs have experienced significant increases as a result of burgeoning global demand for food, livestock feed and biofuels such as ethanol and biodiesel. Grain costs on average were higher in 2008 than in 2007. The most significant cost item in coffee products is green coffee beans, which are purchased on world markets. Green coffee bean prices are affected by the quality and availability of supply, changes in the value of the U.S. dollar in relation to certain other currencies and consumer demand for coffee products. Green coffee bean costs on average were higher in 2008 than in 2007. A significant cost item in chocolate confectionery products is cocoa, which is purchased on world markets, and the price of which is affected by the quality and availability of supply and changes in the value of the British pound and the U.S. dollar relative to certain other currencies. Cocoa bean and cocoa butter costs on average were higher in 2008 than in 2007.

During 2008, our aggregate commodity costs rose significantly as a result of higher dairy, coffee, cocoa, wheat, nuts, meat products, soybean oil and packaging costs. For 2008, our commodity costs were approximately $1.8 billion higher than 2007, following an increase of approximately $1.3 billion for 2007 compared with 2006. Overall, we expect commodity costs to moderately increase in 2009.

The prices paid for raw materials and agricultural materials used in our products generally reflect external factors such as weather conditions, commodity market fluctuations, currency fluctuations and the effects of governmental agricultural programs. Although the prices of the principal raw materials can be expected to fluctuate as a result of these factors, we believe there will be an adequate supply of the raw materials we use and that they are generally available from numerous sources. We use hedging techniques to limit the impact of price fluctuations in our principal raw materials. However, we do not fully hedge against changes in commodity prices, and these strategies may not protect us from increases in specific raw material costs.

Intellectual Property

We consider our trademarks, in the aggregate, to be material to our business. We protect our trademarks by registration or otherwise in the U.S. and in other markets where we sell our products. Trademark protection continues in some countries for as long as the mark is used, and in other countries, for as long as it is registered. Registrations generally are for renewable, fixed terms. From time to time, we grant third parties licenses to use one or more of our trademarks in particular locations. Similarly, we sell some of our products under brands we license from third parties. These licensed brands include, among others:

•	Starbucks coffee, Seattle’s Best coffee and Tazo teas for sale in U.S. grocery stores and other distribution channels;
•	Starbucks and Seattle’s Best coffee T-Discs and Tazo teas T-Discs for use in our Tassimo hot beverage system;
•	Capri Sun packaged juice drinks for sale in the U.S., Canada and within our Developing Markets segment;
•	Taco Bell Home Originals Mexican style food products for sale in U.S. grocery stores;
•	California Pizza Kitchen frozen pizzas for sale in grocery stores in the U.S. and Canada; and
•	South Beach Living pizzas, meals, breakfast wraps, lunch wrap kits, crackers, cookies, snack bars, cereals and dressings for sale in grocery stores in the U.S.

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

Research and Development

We pursue four objectives in research and development: product safety and quality; growth through new products; superior consumer satisfaction; and reduced costs. We have approximately 2,400 food scientists, chemists and engineers working primarily in six key technology centers: East Hanover, New Jersey; Glenview, Illinois; Tarrytown, New York; Banbury, United Kingdom; Paris, France; and Munich, Germany. These technology centers are equipped with pilot plants and state-of-the-art instruments. Research and development expense was $499 million in 2008, $442 million in 2007 and $414 million in 2006.

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

All of our non-U.S. based operations are subject to local and national regulations, some of which are similar to those applicable to our U.S. operations. For example, in the EU, requirements apply to labeling, packaging, food content, pricing, marketing and advertising and related areas.

Environmental Regulation

We are subject to various federal, state, local and foreign laws and regulations relating to the protection of the environment. We accrue for environmental remediation obligations on an undiscounted basis when amounts are probable and can be reasonably estimated. The accruals are adjusted as new information develops or circumstances change. Recoveries of environmental remediation costs from third parties are recorded as assets when their receipt is deemed probable. In the U.S., the laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and Superfund, which imposes joint and severable liability on each responsible party. As of December 31, 2008, our subsidiaries were involved in 67 active Superfund and other similar actions in the U.S. related to current operations and certain former or divested operations for which we retain liability.

Outside the U.S., we are subject to applicable multi-national, national and local environmental laws and regulations in the countries in which we do business. We have specific programs across our international business units designed to meet applicable environmental compliance requirements.

Based on information currently available, we believe that the ultimate resolution of existing environmental remediation actions and our compliance in general with environmental laws and regulations will not have a material effect on our financial results. However, we cannot quantify with certainty the potential impact of future compliance efforts and environmental remediation actions.

Employees

At December 31, 2008, we employed approximately 98,000 people worldwide. Labor unions represent approximately 43% of our 39,000 U.S. employees. Most of the unionized workers at our domestic locations are represented under contracts with the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union; the United Food and Commercial Workers

International Union; and the International Brotherhood of Teamsters. These contracts expire at various times throughout the next several years. Outside the U.S., labor unions or workers’ councils represent approximately 72% of our 59,000 employees. Our business units are subject to various laws and regulations relating to their relationships with their employees. These laws and regulations are specific to the location of each enterprise. In addition, in accordance with EU requirements, we have established a European Works Council composed of management and elected members of our workforce. We believe that our relationships with employees and their representative organizations are good.

In 2008, we completed our five-year restructuring program (the “Restructuring Program”). In connection with our severance initiatives, as of December 31, 2008, we had eliminated approximately 15,200 positions, and we had announced our intent to eliminate an additional 3,800 positions.

Executive Officers of the Registrant

The following were our executive officers on February 27, 2009:

Name	Age	Title

Irene B. Rosenfeld	55	Chairman and Chief Executive Officer
David A. Brearton	48	Executive Vice President, Operations and Business Services
Michael A. Clarke	44	Executive Vice President and President, Kraft Europe
Marc S. Firestone	49	Executive Vice President, Corporate and Legal Affairs and General Counsel
Sanjay Khosla	57	Executive Vice President and President, Kraft International
Karen J. May	50	Executive Vice President, Global Human Resources
Timothy R. McLevish	53	Executive Vice President and Chief Financial Officer
Michael Osanloo	42	Executive Vice President, Strategy
Richard G. Searer	55	Executive Vice President and President, Kraft North America
Jean E. Spence	51	Executive Vice President, Research, Development and Quality
Mary Beth West	46	Executive Vice President and Chief Marketing Officer

Ms. Rosenfeld was appointed as Chief Executive Officer of Kraft in June 2006 and assumed the additional role of Chairman in March 2007. Prior to that, she had been Chairman and Chief Executive Officer of Frito-Lay, a division of PepsiCo, a food and beverage company. Ms. Rosenfeld had been employed continuously by Kraft in various capacities from 1981 until 2003. Ms. Rosenfeld is also a member of the Cornell University Board of Trustees.

Mr. Brearton was appointed as Executive Vice President, Operations and Business Services effective January 1, 2008. Prior to that, he served as Executive Vice President, Global Business Services and Strategy, as Senior Vice President of Business Process Simplification and as Corporate Controller for Kraft. He previously served as a Senior Vice President, Finance for Kraft International. Mr. Brearton first joined Kraft in 1984. Mr. Brearton is also on the Board of Directors for Feeding America.

Mr. Clarke joined Kraft as President, Kraft Europe on January 2, 2009 and was appointed Executive Vice President and President, Kraft Europe on January 27, 2009. Prior to joining Kraft, Mr. Clarke spent 12 years with The Coca-Cola Company, a beverage company, most recently serving as President of the Northwest Europe and Nordics businesses from August 2005 to December 2008 and as President of the South Pacific and Korea businesses from March 2000 to July 2005. Mr. Clarke is also on the Advisory Board of the Inspire Foundation.

Mr. Firestone was appointed as Executive Vice President, Corporate and Legal Affairs and General Counsel in January 2006. He previously served as Kraft’s Executive Vice President, General Counsel and Corporate Secretary. Prior to joining Kraft in 2003, Mr. Firestone served as Senior Vice President and General Counsel of Philip Morris International, a tobacco company.

Mr. Khosla was appointed as Executive Vice President and President, Kraft International in January 2007. Before joining Kraft, he served as the Managing Director of the consumer and foodservice business for the New Zealand-based Fonterra Co-operative Group, a dairy company. Previously, Mr. Khosla spent 27 years with Unilever, a consumer products company, in India, London and Europe. Mr. Khosla also serves on the Board of Directors of Best Buy Co., Inc.

Ms. May was appointed as Executive Vice President, Global Human Resources in October 2005. Prior to joining Kraft, she had been Corporate Vice President, Human Resources for Baxter International Inc., a healthcare company, since February 2001. Ms. May also serves on the Board of Directors of MB Financial Inc.

Mr. McLevish was appointed as Executive Vice President and Chief Financial Officer in October 2007. Prior to that, he had been the Senior Vice President and Chief Financial Officer at Ingersoll-Rand Company Limited, an industrial company, since June 2002. Mr. McLevish also serves on the Board of Directors of Kennametal Inc.

Mr. Osanloo was appointed as Executive Vice President, Strategy in April 2008. Prior to joining Kraft, Mr. Osanloo served as Senior Vice President, Marketing at Harrah’s Entertainment, a provider of branded casino entertainment, from July 2005 until March 2008. Previously, Mr. Osanloo was a partner in the retail and consumer products practice at Bain & Company, a management consulting firm, from August 1996 until June 2005.

Mr. Searer was appointed as Executive Vice President and President, Kraft North America in September 2006. Previously, Mr. Searer served as the Group Vice President and President, North America Convenient Meals Sector. Mr. Searer joined Kraft in 1981. Mr. Searer also serves on the Board of Directors of Bush Brothers & Company.

Ms. Spence was appointed as Executive Vice President, Research, Development and Quality in January 2004. Prior to her current position, Ms. Spence served as the Senior Vice President, Research and Development, Kraft North America. She joined Kraft in 1981. Ms. Spence also serves on the Board of Directors of International Life Sciences Institute.

Ms. West was appointed as Executive Vice President and Chief Marketing Officer in October 2007. Previously, she served as a Group Vice President for Kraft and President of the North America Beverages Sector. Ms. West joined Kraft in 1986. Ms. West also serves on the Board of Directors of J.C. Penney Co., Inc. and is a member of the Executive Leadership Council.

We adopted The Kraft Foods Code of Conduct for Compliance and Integrity, which qualifies as a code of ethics under Item 406 of Regulation S-K. The code applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Our code of ethics is available free of charge on our website at www.kraftfoodscompany.com and will be provided free of charge to any shareholder submitting a written request to: Corporate Secretary, Kraft Foods Inc., Three Lakes Drive, Northfield, IL 60093. We will disclose any waiver we grant to our principal executive officer, principal financial officer, principal accounting officer or controller under our code of ethics, or certain amendments to the code of ethics, on our website at www.kraftfoodscompany.com.

In addition, we adopted Corporate Governance Guidelines, charters for each of the Board’s five standing committees and the Code of Business Conduct and Ethics for Directors. All of these materials are available on our website at www.kraftfoodscompany.com and will be provided free of charge to any shareholder requesting a copy by writing to: Corporate Secretary, Kraft Foods Inc., Three Lakes Drive, Northfield, IL 60093. Certain of these materials may also be found in the proxy statement relating to our 2009 Annual Meeting of Shareholders.

Available Information

Our Internet address is www.kraftfoodscompany.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge as soon as possible after we electronically file them with, or furnish them to, the SEC. You can access our filings with the SEC by visiting www.kraftfoodscompany.com. The information on our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC.

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

Our brands may be challenged to compete against lower-priced private label products, particularly in times of economic downturns.

Retailers are increasingly offering private label products that compete with some of our products. Consumers’ willingness to purchase our products will depend upon our ability to offer products that appeal to consumers at the right price. It is also important that our products provide higher value and / or quality to our customers than less expensive alternatives. If the difference in value or quality between our products and those of store brands narrows, or if such difference in quality is perceived to have narrowed, then consumers may not buy our products. Furthermore, during periods of economic uncertainty, such as we are currently experiencing, consumers tend to purchase more private label or other economy brands, which could reduce sales volumes of our higher margin products or there could be a shift in our product mix to our lower margin offerings. If we are not able to maintain or improve our brand image or value proposition, it could have a material effect on our market share and our profitability.

The consolidation of retail customers, the loss of a significant customer, or a material reduction in sales to a significant customer could affect our operating margins, our profitability, our sales and our results of operations.

Retail customers, such as supermarkets, warehouse clubs and food distributors in the U.S., the EU and our other major markets, continue to consolidate. These consolidations have produced large, sophisticated customers with increased buying power. These larger retailers, capable of operating with reduced inventories, can resist price increases and demand lower pricing, increased promotional programs and specifically tailored products. They also may use shelf space currently used for our products for their own private label products. The consolidation of retail customers also increases the risk that a severe adverse impact on their business operations could have a corresponding material adverse effect on us. Also, our retail customers may be affected by the current economic environment. For example, they may not have access to funds or financing and that could cause them to delay, decrease or cancel purchases of our products, or to not pay us or to delay paying us for previous purchases.

A few of our customers are material to our business and operations. Our largest customer, Wal-Mart Stores, Inc., accounted for approximately 16% of our net revenues during 2008. During 2008, our five largest customers accounted for approximately 27% of our net revenues. There can be no assurance that all significant customers will continue to purchase our products in the same quantities that they have in the past. The loss of any one of our significant customers or a material reduction in sales to a significant customer could have a material adverse effect on our sales and results of operations.

Increased price volatility for commodities we purchase may affect our profitability.

We are a major purchaser of commodities, including dairy, coffee, cocoa, wheat, corn products, soybean and vegetable oils, nuts, meat products, and sugar and other sweeteners. We also use significant quantities of plastic, glass and cardboard to package our products, and natural gas for our factories and warehouses. Price volatility for commodities we purchase has increased due to conditions outside of our control, including the current economic environment, currency fluctuations, availability of supply, weather, consumer demand and changes in governmental agricultural programs. Although we monitor our exposure to commodity prices as an integral part of our overall risk management program, continued volatility in the prices of commodities we purchase could increase the costs of our products and services, and our profitability could suffer.

Our product sales depend on our ability to predict, identify and interpret changes in consumer preferences and demand, and our ability to develop and offer new products rapidly enough to meet those changes.

Consumer preferences for food products change continually. For example, recently, consumers have been increasingly focused on health and wellness with respect to the food products they buy. As a result, over the last several years our products have been subject to scrutiny relating to the health implications of obesity and trans-fatty acids. Our success depends on our ability to predict, identify and interpret the tastes and dietary habits of consumers and to offer products that appeal to those preferences. We have been and will continue to be affected by publicity concerning the health implications of our products, some of which could negatively influence consumer perception and acceptance of our products and marketing programs.

Furthermore, if we do not succeed in offering products that appeal to consumers, our sales and market share will decrease, and our profitability could suffer. We must be able to distinguish among short-term fads, mid-term trends and long-term changes in consumer preferences. If we are unable to accurately predict which shifts in consumer preferences will be long-term, or if we fail to introduce new and improved products to satisfy those preferences, our sales could decline. In addition, because of our varied consumer base, we must offer a sufficient array of products to satisfy the broad spectrum of consumer preferences. If we fail to successfully expand our product offerings across a multitude of product categories or if we do not rapidly develop products in faster growing and more profitable categories, demand for our products will decrease and our profitability could suffer.

Our international operations are subject to additional risks.

We generated approximately 49% of our 2008 sales, 43% of our 2007 sales and 40% of our 2006 sales in foreign countries. Our international operations are subject to inherent risks, including fluctuations in currency values, unpredictability of foreign currency exchange controls, discriminatory fiscal policies, unexpected changes in local regulations and laws, and the uncertainty of enforcement of remedies in foreign jurisdictions. In addition, foreign jurisdictions could impose tariffs, quotas, trade barriers, and other similar restrictions on our international sales. Moreover, our international business operations could be interrupted and negatively affected by economic changes, terrorist activity, political unrest, and other economic or political uncertainties. All of these risks could result in increased costs or decreased revenues, either of which could adversely affect our profitability.

If we are unable to expand our operations in certain emerging markets, our growth rate could be negatively affected.

In 2007, we unveiled our strategies to grow our international operations with increased focus on four emerging markets: Brazil, Russia, China and other regions of Southeast Asia. The success of our international operations depends in part on our ability to grow our business in these and other emerging markets. In some cases, emerging markets have greater political and economic volatility and greater vulnerability to infrastructure and labor disruptions. In addition, emerging markets are becoming more competitive as other international companies grow globally and local, low cost manufacturers expand their production capacities. If we are unable to increase our business in emerging markets, our market share and profitability could be adversely affected.

We may not be able to successfully consummate proposed acquisitions or divestitures or successfully integrate acquired businesses.

From time to time, we evaluate acquisition candidates that would strategically fit our business objectives. If we are unable to complete, successfully integrate and develop these acquisition candidates to realize revenue growth and cost savings, our financial results could be adversely affected. In addition, from time to time, we divest businesses that do not meet our strategic objectives, or do not meet our growth or profitability targets. Our profitability may be affected by either gains or losses on the sales of, or lost operating income from those businesses. Also, we may not be able to complete desired or proposed divestitures on terms favorable to us. Moreover, we may incur asset impairment charges related to acquisitions or divestitures which may reduce our profitability. Finally, our acquisition or divestiture activities may present financial, managerial and operational risks, including diversion of management attention from existing core businesses, difficulties integrating or separating personnel and financial and other systems, adverse effects on existing business relationships with suppliers and customers, inaccurate estimates of fair value made in the accounting for acquisitions and amortization of acquired intangible assets which would reduce future reported earnings, potential loss of customers or key employees of acquired businesses, and indemnities and potential disputes with the buyers or sellers. Any of these activities could affect our product sales, financial conditions and results of operations.

Business process improvement initiatives to simplify and harmonize our business processes may fail to operate as designed and intended.

We regularly implement business process improvement initiatives to simplify and harmonize our systems processes and to optimize our performance. Our current business process initiatives include, but are not limited to, the Kraft Europe Reorganization, the delivery of an SAP enterprise resource planning application, and the outsourcing of certain administrative functions. If our business process improvement initiatives fail, our ability to improve existing operations and support future growth could be delayed.

Product recalls, injuries caused by products or other legal claims could affect our sales, reputation and profitability.

Selling products for human consumption involves inherent legal risks. We could be required to recall products due to product contamination, spoilage or other adulteration, product misbranding or product tampering. We may also suffer losses if our products or operations violate applicable laws or regulations, or if our products cause injury, illness or death. In addition, our advertising could be the target of claims of false or deceptive advertising. A significant product liability or other legal judgment against us, or a widespread product recall may adversely affect our profitability. Moreover, even if a product liability or consumer fraud claim is unsuccessful, has no merit or is not pursued, the negative publicity surrounding assertions against our products or processes could adversely affect our reputation and profitability.

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

The effects of the present economic environment on the credit markets and changes in our credit ratings could adversely affect our liquidity.

Our $4.5 billion revolving credit facility supports our commercial paper issuances. We use our commercial paper program, in addition to international credit lines, for daily funding requirements. The present economic environment, in general, has restricted access to the credit markets. If the present economic environment worsens, our access to commercial paper, our ability to refinance our credit facility by the time it expires in April 2010 and our ability to secure additional long or short-term financing, on terms and within a time period acceptable to us, could negatively affect our liquidity. In addition, a downgrade in our credit ratings would likely reduce the amount of commercial paper we could issue, and it could raise our borrowing costs for both short-term and long-term debt offerings.

Volatility in the equity markets or interest rates could substantially increase our pension costs and have a negative impact on our operating results and profitability.

At the end of 2008, the projected benefit obligation of our defined benefit pension plans was $9.3 billion and assets were $7.0 billion. The difference between plan obligations and assets, or the funded status of the plans, significantly affects the net periodic benefit costs of our pension plans and the ongoing funding requirements of those plans. Among other factors, changes in interest rates, mortality rates, early retirement rates, investment returns and the market value of plan assets can (i) affect the level of plan funding; (ii) cause volatility in the net periodic pension cost; and (iii) increase our future funding requirements. In addition, if we divest certain businesses, we may be required to increase future contributions to the benefit plans and the related net periodic pension cost could increase.

We expect to make approximately $390 million in contributions to our pension plans in 2009, which is approximately $170 million more than we made in 2008. We also expect that our net pension cost will increase by approximately $200 million to approximately $440 million in 2009. The current economic environment increases the risk that we may be required to make additional cash contributions to the pension plans and recognize further increases in our net pension cost beyond 2009.

Item 1B.	Unresolved Staff Comments.

We have received no written comments regarding our quarterly, annual or current reports from the staff of the SEC that remain unresolved.

Item 2.	Properties.

We have 168 manufacturing and processing facilities worldwide. In North America, we have 58 facilities, and outside of North America, we have 110 facilities located in 45 countries. These manufacturing and processing facilities are located throughout the following territories:

Territory	Number of Facilities

U.S.	46
Canada	12
European Union	56
Eastern Europe, Middle East and Africa	16
Latin America	19
Asia Pacific	19

Total	168

We own 160 and lease 8 of these manufacturing and processing facilities. It is our practice to maintain all of our plants and properties in good condition, and we believe they are suitable and adequate for our present needs.

We have publicly announced, but not yet completed, the sale or closure of four facilities in Canada, one facility in Europe, three facilities in Eastern Europe, Middle East and Africa, three facilities in Latin America and three facilities in Asia Pacific. The numbers above include these facilities.

As of December 31, 2008, our distribution facilities consisted of 316 distribution centers and depots worldwide. We own 39 of these distribution centers and 3 of these depots, and we lease 125 of these distribution centers and 149 of these depots. In North America, we had 303 distribution centers and depots, more than 75% of which support our direct-store-delivery systems. Outside North America, we had 13 distribution centers in 8 countries. These facilities are in good condition, and we believe they have sufficient capacity to meet our distribution needs in the near future.

In 2008, we completed our five-year Restructuring Program. As part of the Restructuring Program, we announced the closure of 36 facilities, including 6 plant closures announced during 2008.

Item 3.	Legal Proceedings.

We are defendants in a variety of legal proceedings. Plaintiffs in a few of those cases seek substantial damages. We cannot predict with certainty the results of these proceedings. However, we believe that the final outcome of these proceedings will not materially affect our financial results.

Kraft has been involved in litigation with The Procter & Gamble Company (“P&G”) concerning three patents related to roast and ground coffee and the packaging for that coffee. During the course of that litigation P&G sold its coffee business to the J. M. Smucker Company which now owns The Folgers Coffee Company (“Folgers”). On January 16, 2009, we settled the litigation relating to all of those patents and, as part of that settlement, agreed to arbitrate with Folgers the claim relating to U.S. Patent Number 5,721,005 related to roast, ground and flaked coffee products that have been fast-roasted. We do not believe that an adverse finding in this arbitration would materially affect our financial results.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

Forward-Looking Statements

This report contains forward-looking statements regarding how we began implementing changes by transitioning our European Biscuit, Chocolate, Coffee and Cheese categories to fully integrated business units and aligning the reporting of our Central Europe operations into our Kraft Foods Developing Markets segment; our intent to operate a country-led model in these markets and have no plans to implement the Kraft Europe Reorganization in Central Europe; that we will report the results of operations under this structure beginning in the first quarter of 2009 and restate results from prior periods in a consistent manner; our continuing expectation that the Post cereals business share exchange will be tax-free to participating shareholders for U.S. federal income tax purposes; our expectation that there will be an adequate supply of the raw materials we use and that they are generally available from numerous sources; our belief that the ultimate resolution of existing environmental remediation actions and our compliance with environmental laws and regulations will not have a material effect on our financial results; our belief that our relationships with our employees and their representative organizations are good; the number of positions we will eliminate in connection with severance initiatives; with regard to our pension plans, the amount we expect to make in contributions in 2009 and the amount we expect our net pension cost to increase; with regard to our Restructuring Program, the number of facilities we intend to close; that it is our practice to maintain all of our plants and properties in good condition; our belief that our plants and property are suitable and adequate for our present needs; our belief that our facilities are in good condition and we have sufficient capacity to meet our distribution needs in the near future; that the final outcome of our legal proceedings will not materially affect our financial results; our plans for year three of our plan to return Kraft to reliable growth; our four growth strategies, in particular, to build a high performing organization with organizational diversity at all levels, the reorganization of Kraft Europe to better maximize our potential there and building scale in Developing Markets by using business models relevant to individual geographies and countries, to reframe our categories to make them more relevant and contemporary with our consumers and by utilizing our Growth Diamond to contemporize our base business, specifically identifying health and wellness trajectory-changing ideas and skewing our resources toward those categories, countries and brands that have the highest potential for return, continuing to exploit our sales capabilities by using our scale as a competitive advantage and better leveraging our portfolio through superior execution and introducing “High Visibility Wall-to-Wall” in large, high turnover stores and geographies, driving down our costs without compromising quality by continuing to leverage quality as a growth driver, by increasing the percentage of products rated superior to preferred and improving our gross margins with our new operating structure in Europe and with the implementation of SAP as our core system in North America and Europe; that we expect to close the divestiture of a juice operation in Brazil by mid-2009; with regard to implementing our new operating structure, the intent to simplify, streamline and increase accountability to generate reliable growth for Kraft and the number of positions we are eliminating; our ability to reorganize our European operations to function on a pan-European centralized category management and value chain model; our expected annual lost tax benefits due to filing separately from Altria; our belief that structuring Canada and North America Foodservice as a standalone reportable segment will drive our business; that our 2009 net expense for employee benefit plans will decrease; that the assumptions we use in recording our pension and postretirement plan obligations are reasonable; our health care cost trend rate assumption; how we intend to rebalance our plan portfolios for our pension plans; that we continuously monitor worldwide supply and cost trends of certain commodities so we can act quickly; our expectation that total 2009 commodity costs will be higher; our belief regarding our liquidity; our growth strategy regarding acquisitions and divestitures; our expectation for, and how we intend to fund, 2009 capital expenditures; our intent to repay long-term debt through the issuance of commercial paper or long-term debt; our belief that Lehman Commercial Paper, Inc.’s bankruptcy will not affect our liquidity; our expectation to continue to meet financial covenants under our revolving credit facility; our expectation that we will continue to comply with our long-term debt covenants; the amount of our expected payment for tax liabilities; that we do not expect to make further share repurchases before our current authority expires; our 2009 Outlook, specifically diluted EPS; our expectation of approximately $0.16 in negative impact from currency, $0.08 in higher pension costs, $0.03 in year-over-year dilution from the exit of the Post cereals business and $0.09 impact from spending on cost savings initiatives; and our 2009 effective tax rate.

These forward-looking statements involve risks and uncertainties, and the cautionary statements contained in the “Risk Factors” found in this Annual Report on Form 10-K identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Such factors, include, but are not limited to, volatility in input costs, pricing actions, increased competition, our ability to differentiate our products from private label products, increased costs of sales, our ability to realize the expected cost savings and spending from our Restructuring Program, difficulty in obtaining materials from our suppliers, the ability to supply our products and meet demand for our products, our indebtedness and our ability to pay our indebtedness, unexpected safety or manufacturing issues, FDA or other regulatory actions or delays, unanticipated expenses such as litigation or legal settlement expenses, a shift in our product mix to lower margin offerings, risks from operating internationally, our ability to protect our intellectual and other proprietary rights, our ability to retain key employees and tax law changes. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this Form 10-K.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The information called for under Part II Items 5(a) and (b) are incorporated by reference to Note 18, Quarterly Financial Data (Unaudited), which is included within Item 8.

(c) Issuer Purchases of Equity Securities during the Quarter ended December 31, 2008.

Our share repurchase program activity for the three months ended December 31, 2008 was:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

October 1–31, 2008	–	$–	130,929,058	$723,197,938
November 1–30, 2008	–	$–	130,929,058	$723,197,938
December 1–31, 2008	–	$–	130,929,058	$723,197,938

Pursuant to Publicly Announced Plans or Programs	–

October 1–31, 2008 (3)	14,571	$32.54
November 1–30, 2008 (3)	8,560	$31.20
December 1–31, 2008 (3)	107,820	$27.34

For the Quarter Ended December 31, 2008	130,951	$28.17

(1)    Our two-year, $5.0 billion share repurchase program began on March 30, 2007. We are not obligated to acquire any amount of our Common Stock and may suspend our current program at our discretion.

(2)    Aggregate number of shares repurchased under the share repurchase program as of the end of the period presented.

(3)    Shares tendered to us by employees who vested in restricted and deferred stock, and used shares to pay the related taxes. As such, these are non-cash transactions.

The principal stock exchange on which our Common Stock is listed is the NYSE. At January 30, 2009, there were approximately 84,000 holders of record of our Common Stock.

(d) Performance Graph.

Comparison of Five-Year Cumulative Total Return

The following graph compares the cumulative total return on our Common Stock with the cumulative total return of the S&P 500 Index and the performance peer group index. The graph assumes the reinvestment of all dividends on a quarterly basis.

Date	Kraft Foods	S&P 500	Performance Peer Group

December 2003	$100.00	$100.00	$100.00
December 2004	$113.14	$110.85	$107.31
December 2005	$92.07	$116.28	$114.00
December 2006	$120.10	$134.61	$136.82
December 2007	$113.23	$141.99	$164.67
December 2008	$96.75	$89.54	$132.88

The Kraft performance peer group consists of the following companies considered our market competitors, or that have been selected on the basis of industry, level of management complexity, global focus or industry leadership: Cadbury plc, Campbell Soup Company, The Clorox Company, The Coca-Cola Company, Colgate-Palmolive Company, ConAgra Foods, Inc., Diageo plc, General Mills, Inc., Groupe Danone, H.J. Heinz Company, Hershey Foods Corporation, Kellogg Company, Nestlé S.A., PepsiCo, Inc., The Procter & Gamble Company, Sara Lee Corporation, and Unilever N.V.

This performance graph and other information furnished under this Part II Item 5(a) of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act of 1934, as amended.

Item 6.	Selected Financial Data.

Kraft Foods Inc.

Selected Financial Data – Five Year Review

(in millions of dollars, except per share and employee data)

	2008	2007	2006	2005	2004
Summary of Operations:
Net revenues	$42,201	$36,134	$33,256	$33,009	$31,140
Cost of sales	28,186	24,057	21,344	21,273	19,746
Operating income	3,817	3,966	4,154	4,360	4,250
Operating margin	9.0%	11.0%	12.5%	13.2%	13.6%
Interest and other expense, net	1,240	604	510	635	666

Earnings from continuing operations before income taxes	2,577	3,362	3,644	3,725	3,584
Provision for income taxes	728	1,002	816	1,061	1,137
Earnings / (loss) from discontinued operations, net of income taxes	1,052	230	232	(32)	218

Net earnings	2,901	2,590	3,060	2,632	2,665
Basic EPS:
Continuing operations	1.24	1.50	1.72	1.58	1.43
Discontinued operations	0.71	0.14	0.14	(0.02)	0.13

Net earnings	1.95	1.64	1.86	1.56	1.56
Diluted EPS:
Continuing operations	1.22	1.48	1.71	1.57	1.43
Discontinued operations	0.70	0.14	0.14	(0.02)	0.12

Net earnings	1.92	1.62	1.85	1.55	1.55
Dividends declared per share	1.12	1.04	0.96	0.87	0.77
Dividends declared as a % of Basic EPS	57.4%	63.4%	51.6%	55.8%	49.4%
Dividends declared as a % of Diluted EPS	58.3%	64.2%	51.9%	56.1%	49.7%
Weighted-average shares – Basic	1,491	1,575	1,643	1,684	1,709
Weighted-average shares – Diluted	1,510	1,594	1,655	1,693	1,714
Net cash provided by operating activities	4,141	3,571	3,720	3,464	4,008
Capital expenditures	1,367	1,241	1,169	1,171	1,006
Depreciation	963	873	884	869	868
Property, plant and equipment, net	9,917	10,778	9,693	9,817	9,985
Inventories, net	3,729	4,096	3,506	3,343	3,447
Total assets	63,078	67,993	55,574	57,628	59,928
Long-term debt	18,589	12,902	7,081	8,475	9,723
Total debt	20,251	21,009	10,821	11,200	12,518
Total long-term liabilities	29,834	23,612	16,546	19,311	20,939
Shareholders’ equity	22,200	27,295	28,555	29,593	29,911
Book value per common share outstanding	15.11	17.79	17.45	17.72	17.54
Market price per Common Stock share – high / low	34.97–24.75	37.20–29.95	36.67–27.44	35.65–27.88	36.06–29.45
Closing price of Common Stock at year end	26.85	32.63	35.70	28.17	35.61
Price / earnings ratio at year end – Basic	14	20	19	18	23
Price / earnings ratio at year end – Diluted	14	20	19	18	23
Number of common shares outstanding at year end	1,469	1,534	1,636	1,670	1,705
Number of employees	98,000	103,000	90,000	94,000	98,000

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussions should be read in conjunction with the other sections of this report, including the consolidated financial statements and related notes contained in Item 8 of this Form 10-K.

Description of the Company

We manufacture and market packaged food products, including snacks, beverages, cheese, convenient meals and various packaged grocery products, in approximately 150 countries.

Executive Summary

The following executive summary is intended to provide significant highlights of the Discussion and Analysis that follows.

•	Net revenues in 2008 increased 16.8% to $42.2 billion. Net revenues in 2007 increased 8.7% to $36.1 billion.

•	Diluted EPS increased 18.5% to $1.92 in 2008, and decreased 12.4% to $1.62 in 2007. Diluted EPS from continuing operations decreased 17.6% to $1.22 in 2008, and decreased 13.5% to $1.48 in 2007.

•

We made solid progress executing our long-term growth strategy, which focuses on: building a high performing organization; reframing our categories; exploiting our sales capabilities; and driving down costs without compromising quality.

•

On November 30, 2007, we acquired the global LU biscuit business of Groupe Danone S.A. for €5.1 billion (approximately $7.6 billion) in cash. LU Biscuit contributed net revenues of $3.2 billion during 2008, and $2.8 billion on a proforma basis during 2007.

•

On August 4, 2008, we completed the split-off of the Post cereals business. As a result of the split-off, we recorded a gain on discontinued operations of $937 million, or $0.62 per diluted share, in 2008. The results of the Post cereals business were reflected as discontinued operations on the consolidated statement of earnings and prior period results were restated in a consistent manner.

•

In 2008, we completed our $3.1 billion, five-year Restructuring Program. We recorded charges of $989 million during 2008, $459 million during 2007 and $673 million during 2006 as part of our overall Restructuring Program.

•

In 2008, we issued approximately $7.0 billion of senior unsecured notes. We used the net proceeds from these issuances for general corporate purposes, including the repayment of borrowings under the bridge facility used to fund our LU Biscuit acquisition and other short-term borrowings.

•	During 2008, we repurchased 25.3 million shares of our Common Stock for $777 million under our $5.0 billion share repurchase program.

•

In the third quarter of 2008, our Board of Directors approved a 7.4% increase in the current quarterly dividend rate to $0.29 per share on our Common Stock. As a result, our current annualized dividend rate is $1.16 per share of Common Stock.

•

In the first quarter of 2007, Altria Group, Inc. (“Altria”) spun off its remaining interest (89.0%) in Kraft on a pro rata basis to Altria stockholders in a tax-free transaction. Effective as of the close of business on March 30, 2007, all Kraft shares owned by Altria were distributed to Altria’s stockholders, and our separation from Altria was completed.

Discussion and Analysis

Growth Strategy

At the Consumer Analyst Group of New York (“CAGNY”) Conference in February 2009, we presented the progress we made in 2008 on our long-term growth strategy and our plans for year three of our plan to return Kraft to reliable growth. Our four growth strategies and 2008 developments are summarized below.

Build a high performing organization – We have done a lot over the past two years to rewire Kraft and create a high performance culture. We have strengthened our senior leadership team and leveraged our business unit structure. We will continue to raise the bar on talent through internal development and external hiring with the goal of organizational diversity at all levels. Effective January 2009, we are reorganizing Kraft Europe to better maximize our potential there, and we already integrated the legacy Kraft and LU Biscuit operations within key markets in our Developing Markets segment. We are further building scale in Developing Markets by using business models relevant in individual geographies and countries.

Reframe our categories – We continue to reframe our categories in order to make them more relevant and contemporary with our consumers. We are utilizing our “Growth Diamond” to contemporize our base business, specifically to identify health and wellness trajectory-changing ideas and skew our resources toward those categories, countries and brands that have the highest potential for return. Furthermore, we strengthened our category mix through various acquisitions, divestitures and product pruning over the last few years.

Exploit our sales capabilities – We will continue to use our large scale as a competitive advantage and better leverage our portfolio through superior execution. Our “Wall-to-Wall” initiative for Kraft North America combined the executional benefits of direct-store-delivery used in our Biscuit business unit with the economics of our warehouse delivery to drive faster growth. We are expanding upon that idea with “High Visibility Wall-to-Wall” in large, high turnover stores and geographies.

Drive down costs without compromising quality – We have found new ways to drive sustainable cost savings, while continuing to invest in the quality of our core brands, despite significant increases in product costs. We will continue to leverage quality as a growth driver by increasing the percentage of products rated superior and preferred. We plan to improve gross margins with our new operating structure in Europe and with the implementation of SAP as our core system in North America and Europe.

Items Affecting Comparability of Financial Results

Acquisitions and Divestitures

LU Biscuit Acquisition:

On November 30, 2007, we acquired the global LU biscuit business of Groupe Danone S.A. (“LU Biscuit”) for €5.1 billion (approximately $7.6 billion) in cash. The acquisition included 32 manufacturing facilities and approximately 14,000 employees. We acquired net assets consisting primarily of goodwill of $4,052 million (which will not be deductible for statutory tax purposes), intangible assets of $3,546 million (substantially all of which are indefinite-lived), receivables of $757 million, property, plant and equipment of $1,054 million and inventories of $204 million, and assumed liabilities of $1,063 million consisting primarily of accounts payable and accruals. These purchase price allocations were based upon appraisals that were finalized in the third quarter of 2008. We used borrowings of €5.1 billion to finance this acquisition. Interest incurred on these borrowings was the primary driver of the $533 million increase in interest expense during 2008. LU Biscuit contributed net revenues of $3.2 billion during 2008, and $2.8 billion on a proforma basis during 2007. LU Biscuit reported results from operations on a one month lag in 2007; as such, there was no impact on our operating results. On a proforma basis, LU Biscuit’s net earnings for the year ended December 31, 2007 would have been insignificant to Kraft.

United Biscuits Acquisition:

In 2006, we acquired the Spanish and Portuguese operations of United Biscuits (“UB”) for approximately $1.1 billion. The non-cash acquisition was financed by our assumption of $541 million of debt issued by the acquired business immediately prior to the acquisition, as well as $530 million of value for the redemption of our outstanding investment in UB, primarily deep-discount securities. The redemption of our outstanding investment resulted in a gain on closing of $251 million, or $0.09 per diluted share, in the third quarter of 2006.

Post Cereals Split-off:

On August 4, 2008, we completed the split-off of the Post cereals business into Ralcorp Holdings, Inc. (“Ralcorp”), after an exchange with our shareholders. The exchange is expected to be tax-free to participating shareholders for U.S. federal income tax purposes.

In this split-off transaction, approximately 46.1 million shares of Kraft Common Stock were tendered for $1,644 million. Our shareholders had the option to exchange some or all of their shares of Kraft Common Stock and receive shares of common stock of Cable Holdco, Inc. (“Cable Holdco”). Cable Holdco was our wholly owned subsidiary that owned certain assets and liabilities of the Post cereals business. In exchange for the contribution of the Post cereals business, Cable Holdco issued approximately $665 million in debt securities, issued shares of its common stock and assumed a $300 million credit facility. Upon closing, we used the cash equivalent net proceeds, approximately $960 million, to repay debt. As a result of the split-off, we recorded a gain on discontinued operations of $937 million, or $0.62 per diluted share, in 2008.

On June 25, 2008, Cable Holdco filed a registration statement on Form S-1/S-4/A with the SEC that announced the start of the exchange offer. Approximately 30.5 million shares of Cable Holdco were offered in exchange for Kraft Common Stock at an exchange ratio of 0.6606. The exchange ratio was calculated using the daily volume-weighted average prices of Kraft Common Stock and Ralcorp common stock on the NYSE on the last three trading days of the offer, which expired on August 4, 2008. The exchange offer was over-subscribed and as a result, the number of shares of Kraft Common Stock accepted for exchange in the offer was prorated. Following the merger of Cable Holdco and a Ralcorp subsidiary, the Cable Holdco common stock was exchanged for shares of Ralcorp common stock on a one-for-one basis.

The Post cereals business included such cereals as Honey Bunches of Oats, Pebbles, Shredded Wheat, Selects, Grape-Nuts and Honeycomb. Under Kraft, the brands in this transaction were distributed primarily in North America. In addition to the Post brands, the transaction included four manufacturing facilities, certain manufacturing equipment and approximately 1,230 employees who joined Ralcorp as part of the transaction.

The results of the Post cereals business were reflected as discontinued operations on the consolidated statement of earnings and prior period results were restated in a consistent manner. Pursuant to the Post cereals business Transition Services Agreement, we agreed to provide certain sales, co-manufacturing, distribution, information technology, and accounting and finance services to Ralcorp for up to 12 months, with Ralcorp’s option to extend it for an additional 6 months.

During the fourth quarter of 2008, we increased our gain on discontinued operations by $77 million to correct for a deferred tax liability that should have been written-off upon the split-off of the Post cereals business. As such, our gain from the split-off of the Post cereals business was $937 million.

Summary results of operations for the Post cereals business through August 4, 2008, were as follows:

	For the Years Ended December 31,
	2008	2007	2006
	(in millions)

Net revenues	$666	$1,107	$1,100

Earnings before income taxes	184	365	367
Provision for income taxes	(69)	(135)	(135)
Gain on discontinued operations, net of income taxes	937	–	–

Earnings and gain from discontinued operations, net of income taxes	$1,052	$230	$232

The following assets of the Post cereals business were included in the split-off (in millions):
Inventories, net	$83
Property, plant and equipment, net	425
Goodwill	1,234
Other assets	11
Other liabilities	(3)

Distributed assets of the Post cereals business	$1,750

Other Divestitures:

In February 2009, we reached an agreement to divest a juice operation in Brazil. The transaction is subject to customary closing conditions, including regulatory approvals, and we expect it to close by mid-2009.

In 2008, we received $153 million in net proceeds, and recorded pre-tax losses of $92 million on divestitures, primarily related to a Nordic and Baltic snacks operation and four operations in Spain. We recorded after-tax losses of $64 million, or $0.04 per diluted share, on these divestitures.

Included in those divestitures were the following, which were a condition of the EU Commission’s approval of our LU Biscuit acquisition:

•	We divested an operation in Spain. From this divestiture, we received $86 million in proceeds and recorded pre-tax losses of $74 million.
•

We divested a biscuit operation in Spain and a trademark in Hungary that we had previously acquired as part of the LU Biscuit acquisition. As such, the impacts of these divestitures were reflected as adjustments to the purchase price allocations.

In 2007, we received $216 million in proceeds and recorded pre-tax gains of $15 million on the divestitures of our hot cereal assets and trademarks, our sugar confectionery assets in Romania and related trademarks and our flavored water and juice brand assets and related trademarks, including Veryfine and Fruit2O. We recorded an after-tax loss of $3 million on these divestitures to reflect the differing book and tax bases of our hot cereal assets and trademarks divestiture.

In 2006, we received $946 million in proceeds and recorded pre-tax gains of $117 million on the divestitures of our pet snacks brand and assets, rice brand and assets, certain Canadian assets, our industrial coconut assets, a U.S. biscuit brand and a U.S. coffee plant. We recorded after-tax gains of $31 million, or $0.02 per diluted share, on these divestitures, which reflects the tax expense of $57 million related to the differing book and tax bases on our pet snacks brand and assets divestiture.

The aggregate operating results of the divestitures discussed above, other than the divestiture of the Post cereals business, were not material to our financial statements in any of the periods presented. Refer to Note 17, Segment Reporting, for details of all (losses) / gains on divestitures by segment. The net impacts to segment operating income from (losses) / gains on divestitures, along with resulting asset impairment charges, are summarized in the table below.

Asset Impairment Charges

In 2008, we recorded aggregate asset impairment charges of $140 million, or $0.07 per diluted share. During our 2008 review of goodwill and non-amortizable intangible assets, we recorded a $44 million charge for the impairment of intangible assets in the Netherlands, France and Puerto Rico. In addition, in December 2008, we reached a preliminary agreement to divest a juice operation in Brazil and reached an agreement to sell a cheese plant in Australia. In anticipation of divesting the juice operation in Brazil, we recorded an asset impairment charge of $13 million in the fourth quarter of 2008. The charge primarily included the write-off of associated intangible assets of $8 million and property, plant and equipment of $4 million. In anticipation of selling the cheese plant in Australia, we recorded an asset impairment charge of $28 million to property, plant and equipment in the fourth quarter of 2008. Additionally, in 2008, we divested a Nordic and Baltic snacks operation, and incurred an asset impairment charge of $55 million in connection with the divestiture. This charge primarily included the write-off of associated goodwill of $34 million and property, plant and equipment of $16 million. We recorded the aggregate asset impairment charges within asset impairment and exit costs.

No impairments resulted from our 2007 annual review of goodwill and non-amortizable intangible assets. Additionally, in 2007, we divested our flavored water and juice brand assets and related trademarks and incurred an asset impairment charge of $120 million, or $0.03 per diluted share, in recognition of the divestiture. The charge primarily included the write-off of associated intangible assets of $70 million and property, plant and equipment of $47 million and was recorded within asset impairment and exit costs.

We recorded aggregate asset impairment charges in 2006 amounting to $424 million, or $0.17 per diluted share. During our 2006 annual review of goodwill and non-amortizable intangible assets, we recorded a $24 million charge for the impairment of intangible assets in Egypt and our hot cereal intangible assets in the U.S. In addition, we incurred an asset impairment charge of $69 million in 2006 in anticipation of the 2007 divestiture of our hot cereal assets and trademarks. The charge primarily included the write-off of a portion of the associated goodwill of $15 million and intangible assets of $52 million. Additionally, in 2006, we incurred an asset impairment charge of $86 million in recognition of the pet snacks brand and assets divestiture. The charge primarily included the write-off of a portion of the associated goodwill of $25 million and intangible assets of $55 million. Also during 2006, we re-evaluated the business model for our Tassimo hot beverage system due to lagging revenues. This evaluation resulted in a $245 million asset impairment charge from lower utilization of existing manufacturing capacity. We recorded the aggregate asset impairment charges within asset impairment and exit costs.

Refer to Note 6, Asset Impairment, Exit and Implementation Costs, for details of all asset impairment charges by segment. The net impacts to segment operating income from (losses) / gains on divestitures and the corresponding asset impairment charges are summarized in the table below.

	For the Years Ended December 31,
	2008	2007	2006
	(in millions; 2007& 2006 restated)

(Losses) / Gains & Asset Impairment Charges on Divestitures, net:
Kraft North America:
U.S. Beverages	$(1)	$(125)	$(95)
U.S. Cheese	–	–	–
U.S. Convenient Meals	–	–	–
U.S. Grocery	–	–	226
U.S. Snacks (1)	–	12	(160)
Canada & N.A. Foodservice	–	–	(9)
Kraft International:
European Union	(146)	–	–
Developing Markets	(13)	8	–

Total net impact from divestitures	$(160)	$(105)	$(38)

(1) This segment was formerly known as U.S. Snacks and Cereals.

Restructuring Program

In 2008, we completed our five-year restructuring program (the “Restructuring Program”). The objectives of this program were to leverage our global scale, realign and lower our cost structure, and optimize capacity. As part of the Restructuring Program, we:

•	incurred $3.1 billion in pre-tax charges reflecting asset disposals, severance and implementation costs;
•	announced the closure of 36 facilities and announced the elimination of approximately 19,000 positions;
•	will use cash to pay for $2.0 billion of the $3.1 billion in charges; and
•	anticipate reaching cumulative, annualized savings of $1.4 billion for the total program.

In 2008, we implemented a new operating structure built on three core elements: business units; shared services that leverage the scale of our global portfolio; and a streamlined corporate staff. Within the new structure, business units now have full P&L accountability and are staffed accordingly. This also ensures that we are putting our resources closer to where we make decisions that affect our consumers and customers. Our corporate and shared service functions continue to streamline their organizations and focus on core activities that can more efficiently support the goals of the business units. The intent is to simplify, streamline and increase accountability, with the ultimate goal of generating reliable growth for Kraft. In total, we will eliminate approximately 1,500 positions as we streamline our headquarter functions.

We incurred charges under the Restructuring Program from continuing operations of $989 million in 2008 or $0.45 per diluted share; $447 million in 2007, or $0.19 per diluted share; and $670 million in 2006, or $0.27 per diluted share. Since the inception of the Restructuring Program, we have paid cash for $1.5 billion of the $3.1 billion in charges. At December 31, 2008, we had $489 million accrued in Restructuring Program costs. As part of the Restructuring Program, we announced the closure of six plants during 2008. In connection with our severance initiatives, as of December 31, 2008, we had eliminated approximately 15,200 positions, and we had announced our intent to eliminate an additional 3,800 positions.

Under the Restructuring Program, we recorded asset impairment and exit costs from continuing operations of $884 million during 2008, $320 million during 2007 and $575 million during 2006. We recorded implementation costs from continuing operations of $105 million in 2008, $127 million in 2007 and $95 million in 2006. Implementation costs are directly attributable to exit costs; however, they do not qualify for treatment under Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. These costs primarily include the discontinuance of certain product lines, incremental expenses related to the closure of facilities, the Electronic Data Systems (“EDS”) transition and the reorganization of our European operations discussed below. Management believes the disclosure of implementation charges provides readers of our financial statements greater transparency to the total costs of our Restructuring Program.

In addition, we made $498 million in capital expenditures to implement the Restructuring Program, including $111 million spent in 2008. Incremental cost savings totaled approximately $283 million in 2008, resulting in cumulative annualized savings under the Restructuring Program of approximately $1,066 million by the end of 2008. Cumulative annualized cost savings resulting from the Restructuring Program were approximately $783 million by the end of 2007. Refer to Note 6, Asset Impairment, Exit and Implementation Costs, for details of our Restructuring Program by segment.

Kraft Europe Reorganization

We are also in the process of reorganizing our European operations to function on a pan-European centralized category management and value chain model. After the reorganization is complete, the European Principal Company (“EPC”) will manage the European categories centrally and make decisions for all aspects of the value chain, except for sales and distribution. The European subsidiaries will execute sales and distribution locally, and the local production companies will act as toll manufacturers on behalf of the EPC. The EPC legal entity has been incorporated as Kraft Foods Europe GmbH in Zurich, Switzerland. As part of the reorganization, we incurred $16 million of restructuring costs, $39 million of implementation costs and $11 million of non-recurring costs during 2008; $21 million of restructuring costs, $24 million of implementation costs and $10 million of other non-recurring costs during 2007; and $7 million of restructuring costs during 2006. Restructuring and implementation costs are recorded as part of our overall Restructuring Program. Other costs relating to our Kraft Europe Reorganization are recorded as marketing, administration and research costs. Management believes the disclosure of implementation and other non-recurring charges provides readers of our financial statements greater transparency to the total costs of our Kraft Europe Reorganization.

Provision for Income Taxes

Our effective tax rate was 28.2% in 2008, 29.8% in 2007 and 22.4% in 2006. Our effective tax rate included net tax benefits of $242 million from discrete tax events in 2008. Of the total net tax benefits, $29 million related to a reconciliation of our inventory of deferred tax items that resulted in a write-down of our net deferred tax liabilities in the third quarter, and $42 million related to fourth quarter corrections of state, federal and foreign tax liabilities. The remaining net tax benefits primarily related to the resolution of various tax audits and the expiration of statutes of limitations in various jurisdictions. Other discrete tax benefits included the impact from divestitures of a Nordic and Baltic snacks operation and several operations in Spain and the tax benefit from impairment charges taken in 2008. In addition, the 2008 tax rate benefited from foreign earnings taxed below the U.S. federal statutory tax rate and from the expected tax benefit on 2008 restructuring expenses. These benefits were only partially offset by state tax expense and certain foreign tax costs.

Our 2007 effective tax rate included net tax benefits of $184 million, primarily including the effects of dividend repatriation benefits, foreign joint venture earnings and the effect on foreign deferred taxes from lower foreign tax rates enacted in 2007. The 2007 tax rate also benefited from foreign earnings taxed below the U.S. federal statutory tax rate, an increased domestic manufacturing deduction, and the divestiture of our flavored water and juice brand assets and related trademarks. These benefits were partially offset by state tax expense, tax costs associated with the divestiture of our hot cereal assets and trademarks and interest income from Altria related to the transfer of our federal tax contingencies.

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

As a result of our spin-off, Altria transferred our federal tax contingencies of $375 million to our balance sheet and related interest income of $77 million, or $0.03 per diluted share, in the first quarter of 2007. Following our spin-off from Altria, we are no longer a member of the Altria consolidated tax return group, and we now file our own federal consolidated income tax returns. Although we have taken steps to mitigate the loss of tax benefits as a result of filing separately, we currently estimate the annual amount of lost tax benefits to be in the range of $50 million to $75 million.

Consolidated Results of Operations

The following discussion compares our consolidated results of operations for 2008 with 2007, and for 2007 with 2006.

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

2008 compared with 2007:

	For the Years Ended December 31,		$ change	% change
	2008	2007
	(in millions, except per share data; 2007 restated)

Net revenues	$42,201	$36,134	$6,067	16.8%

Operating income	3,817	3,966	(149)	(3.8%	)

Earnings from continuing operations	1,849	2,360	(511)	(21.7%	)

Net earnings	2,901	2,590	311	12.0%

Diluted earnings per share	1.92	1.62	0.30	18.5%

Net Revenues – Net revenues increased $6,067 million (16.8%) to $42,201 million in 2008, due to the following:

Change in net revenues (by percentage point)
2007 LU Biscuit acquisition	8.9pp
Higher net pricing	7.4pp
Favorable foreign currency	2.1pp
Favorable mix	0.8pp
Favorable resolution of a Brazilian value added tax claim	0.2pp
Impact of divestitures	(0.8)pp
Lower volume	(1.8)pp

Total change in net revenues	16.8%

Our LU Biscuit acquisition was the largest increase to net revenues as no revenues were recorded from it in the prior year. Furthermore, net revenues increased as we increased pricing to offset higher input costs and investments in our brands. Foreign currency increased net revenues by $725 million, due primarily to the strength of the euro, Brazilian real, Polish zloty and Canadian dollar against the U.S. dollar. Higher base business shipments in our Canada & N.A. Foodservice, Developing Markets and U.S. Convenient Meals segments were more than offset by declines in our remaining business segments. Total volume increased 3.9%, with 5.7 pp due to our LU Biscuit acquisition, net of divestitures.

Operating Income – Operating income declined $149 million (3.8%) to $3,817 million in 2008, due to the following (in millions):

2007 Operating Income	$3,966
Change in operating income
Higher pricing	2,633
Higher input costs	(1,920)
Increased unrealized losses on hedging activities	(221)
Lower volume	(268)
Favorable mix	139
Increased operating income from our LU Biscuit acquisition	438
Integration costs associated with our LU Biscuit acquisition	(78)
Higher marketing, administration and research costs	(266)
Higher Restructuring Program costs	(542)
Higher asset impairment charges	(20)
Higher losses on divestitures, net	(107)
Increased charges for legal matters	(72)
Favorable resolution of a Brazilian value added tax claim	67
Favorable foreign currency	60
Other, net	8

Total change in operating income	(149)

2008 Operating Income	$3,817

Higher pricing outpaced our input cost increases during the year, as we recovered cumulative cost increases from prior years. The increase in input costs was primarily related to higher raw material costs. The increase in unrealized losses on hedging activities primarily related to energy derivatives, including heating oil (used primarily to hedge transportation costs) and natural gas contracts. Our LU Biscuit acquisition, net of integration costs, increased operating income by $360 million. Total marketing, administration and research costs, as recorded in the consolidated statement of earnings, increased $1,386 million over the prior year and, excluding the impacts of acquisitions, divestitures, foreign currency and charges for legal matters, increased $266 million over the prior year. The net impact of losses on divestitures and asset impairments had an unfavorable impact of $127 million on operating income versus the prior year. The charges for legal matters related to certain of our U.S. and European operations, including U.S. coffee operations. Charges for legal matters were recorded within marketing, administration and research costs. In addition, foreign currency increased operating income by $60 million, due primarily to the strength of the Brazilian real, euro, Polish zloty and Canadian dollar against the U.S. dollar.

As a result of these changes, operating margin also decreased from 11.0% in 2007 to 9.0% in 2008.

Earnings per Share – Net earnings of $2,901 million increased by $311 million (12.0%) in 2008. Diluted earnings per share were $1.92, up 18.5% from $1.62 in 2007, due to the following:

	Net Earnings	Diluted EPS
	(in millions, except per share data)

2007 Earnings	$2,590	$1.62
Change in net earnings
Increases in operations		0.13
Impact to operations from our LU Biscuit acquisition		0.15
Increased unrealized losses on hedging activities		(0.09)
Higher Restructuring Program costs		(0.26)
Higher asset impairment charges		(0.04)
Higher losses on divestitures, net		(0.04)
Charges for legal matters		(0.03)
Favorable resolution of a Brazilian value added tax claim		0.03
Higher interest and other expense		(0.23)
2007 Interest from Altria tax reserve		(0.03)
Deferred tax reconciliation		0.02
Other changes in taxes		0.03

Change in net earnings from continuing operations		(0.36)
Gain on the split-off of our Post cereals business		0.62
Decreased earnings from discontinued operations		(0.06)

Change in net earnings from discontinued operations		0.56
Fewer shares outstanding		0.10

Total change in net earnings	311	0.30

2008 Earnings	$2,901	$1.92

The increase in operations includes a benefit of $0.02 per diluted share of foreign currency movements. 2007 compared with 2006:
	For the Years Ended December 31,		$ change	% change
	2007	2006
	(in millions, except per share data; as restated)

Net revenues	$36,134	$33,256	$2,878	8.7%

Operating income	3,966	4,154	(188)	(4.5%	)

Earnings from continuing operations	2,360	2,828	(468)	(16.5%	)

Net earnings	2,590	3,060	(470)	(15.4%	)

Diluted earnings per share	1.62	1.85	(0.23)	(12.4%	)

Net Revenues – Net revenues increased $2,878 million (8.7%) to $36,134 million in 2007, due to the following:

Change in net revenues (by percentage point)
Favorable foreign currency	3.2pp
Higher volume	1.8pp
Favorable mix	1.8pp
Higher net pricing	1.7pp
Impact of acquisitions	0.7pp
Impact of divestitures	(0.5)pp

Total change in net revenues	8.7%

Foreign currency increased net revenues by $1,045 million, due primarily to the strength of the euro and Canadian dollar against the U.S. dollar. Higher base shipments in our international, U.S. Convenient Meals, U.S. Beverages, U.S. Snacks and U.S. Cheese segments more than offset declines in our U.S. Grocery and Canada & N.A. Foodservice segments. Total volume increased 1.4%, including a decline of 0.4 pp due to divestitures, net of our UB acquisition. Furthermore, net revenues increased as we increased pricing to offset higher input costs.

Operating Income – Operating income declined $188 million (4.5%) to $3,966 million in 2007, due to the following (in millions):

2006 Operating Income	$4,154
Change in operating income
Higher input costs	(1,079)
Higher pricing	543
Higher volume	261
Favorable mix	214
2006 Gain on redemption of UB investment	(251)
Higher marketing, administration and research costs	(333)
Lower Restructuring Program charges	223
Lower asset impairment charges	304
Lower gains on divestitures, net	(102)
Decreased operating income from 2006 divestitures	(101)
Favorable foreign currency	121
Other, net	12

Total change in operating income	(188)

2007 Operating Income	$3,966

Our input cost increases outpaced higher pricing. The increase in input costs primarily related to higher raw material costs, net of $16 million from unrealized gains on hedging activities. Total marketing, administration and research costs, as recorded in the consolidated statement of earnings, increased $553 million over the prior year and, excluding the impacts of acquisitions, divestitures and foreign currency, increased $333 million over the prior year. The net impact of gains on divestitures and asset impairments had a favorable impact of $202 million on operating income versus the prior year. The absence of the prior year divestitures decreased operating income $101 million. In addition, foreign currency increased operating income by $121 million, due primarily to the strength of the euro and Canadian dollar against the U.S. dollar.

As a result of these changes, operating margin also decreased from 12.5% in 2006 to 11.0% in 2007.

Earnings per Share – Net earnings of $2,590 million decreased by $470 million (15.4%) in 2007. Diluted earnings per share were $1.62, down 12.4% from $1.85 in 2006, due to the following:

	Net Earnings	Diluted EPS
	(in millions, except per share data; as restated)

2006 Earnings	$3,060	$1.85
Change in net earnings
Decreases in operations		(0.12)
Increased unrealized gains on hedging activities		0.01
Lower asset impairment charges		0.14
2006 Gain on redemption of UB investment		(0.09)
Lower Restructuring Program costs		0.08
Decreased operating income from 2006 divestitures		(0.04)
Lower gains on divestitures, net		(0.02)
2006 Favorable resolution of the Altria 1996-1999 IRS Tax Audit		(0.24)
Higher interest and other expense		(0.05)
2007 Interest from Altria tax reserves		0.03
Other changes in taxes		0.01

Change in net earnings from continuing operations		(0.29)
Decreased earnings from discontinued operations		–

Change in net earnings from discontinued operations		–
Fewer shares outstanding		0.06

Total change in net earnings	(470)	(0.23)

2007 Earnings	$2,590	$1.62

The decrease in operations includes a benefit of $0.05 per diluted share of foreign currency movements.

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

Effective August 4, 2008, we completed the split-off of the Post cereals business. The results of the Post cereals business were reflected as discontinued operations on the consolidated statement of earnings and prior period results were restated in a consistent manner.

In 2008, we implemented a new operating structure. As a result, we began reporting the results of operations under this new structure in the first quarter of 2008 and restated results from prior periods in a consistent manner. The changes were:

•	U.S. Cheese was organized as a standalone operating segment in order to create a more self-contained and integrated business unit in support of faster growth.
•	Our macaroni and cheese category, as well as other dinner products, were moved from our U.S. Convenient Meals segment to our U.S. Grocery segment to take advantage of operating synergies.
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

The following discussion compares our results of operations for each of our reportable segments for 2008 with 2007, and for 2007 with 2006.

	For the Years Ended December 31,
	2008	2007	2006
	(in millions; 2007 & 2006 restated)
Net revenues:
Kraft North America:
U.S. Beverages	$3,001	$2,990	$2,886
U.S. Cheese	4,007	3,745	3,544
U.S. Convenient Meals	4,240	3,905	3,697
U.S. Grocery	3,389	3,277	3,225
U.S. Snacks	5,025	4,879	4,834
Canada & N.A. Foodservice	4,294	4,080	3,874
Kraft International:
European Union	11,259	7,951	6,669
Developing Markets	6,986	5,307	4,527

Net revenues	$42,201	$36,134	$33,256

	For the Years Ended December 31,
	2008	2007	2006
	(in millions; 2007 & 2006 restated)
Operating income:
Kraft North America:
U.S. Beverages	$370	$316	$204
U.S. Cheese	622	400	660
U.S. Convenient Meals	399	387	412
U.S. Grocery	1,002	1,012	1,254
U.S. Snacks	530	607	444
Canada & N.A. Foodservice	438	404	426
Kraft International:
European Union	412	569	547
Developing Markets	585	474	403
Unrealized (losses) / gains on hedging activities	(205)	16	–
General corporate expenses	(313)	(206)	(189)
Amortization of intangibles	(23)	(13)	(7)

Operating income	$3,817	$3,966	$4,154

As discussed in Note 17, Segment Reporting, management uses segment operating income to evaluate segment performance and allocate resources. Management believes it is appropriate to disclose this measure to help investors analyze segment performance and trends. Segment operating income excludes unrealized gains and losses on hedging activities (which is a component of cost of sales), general corporate expenses and amortization of intangibles for all periods presented. In the second quarter of 2008, we began excluding unrealized gains and losses on hedging activities from segment operating income in order to provide better transparency of our segment operating results. Once realized, the gains and losses on hedging activities are recorded within segment operating results.

In 2008, unrealized losses on hedging activities increased $221 million, due primarily to energy derivatives, including heating oil (used primarily to hedge transportation costs) and natural gas contracts. In addition, general corporate expenses (which is a component of marketing, administration and research costs) increased $107 million in 2008, primarily due to charges for legal matters related to certain of our U.S. and European operations, including U.S. coffee operations.

We incurred asset impairment, exit and implementation costs of $1,129 million in 2008, $579 million in 2007 and $1,097 million in 2006. Refer to Note 6, Asset Impairment, Exit and Implementation Costs, for a breakout of charges by segment.

U.S. Beverages

	For the Years Ended December 31,		$ change	% change
	2008	2007
	(in millions; 2007 restated)

Net revenues	$3,001	$2,990	$11	0.4%
Segment operating income	370	316	54	17.1%

	For the Years Ended December 31,		$ change	% change
	2007	2006
	(in millions; as restated)

Net revenues	$2,990	$2,886	$104	3.6%
Segment operating income	316	204	112	54.9%

2008 compared with 2007:

Net revenues increased $11 million (0.4%), due to higher net pricing (4.9 pp) and favorable mix (1.7 pp), partially offset by lower volume (3.8 pp) and the impact of divestitures (2.4 pp). Higher net pricing reflected input cost-driven pricing in coffee and lower promotional spending in ready-to-drink beverages. Favorable mix reflected growth in Tassimo. Lower volume was driven by declines in ready-to-drink beverages, primarily Capri Sun, partially offset by gains in powdered beverages, primarily Country Time and Kool-Aid, and Maxwell House mainstream coffee.

Segment operating income increased $54 million (17.1%), due primarily to higher net pricing, a 2007 asset impairment charge related to our flavored water and juice brand assets and related trademarks, favorable mix and the impact of divestitures, partially offset by higher raw material costs, lower volume, higher Restructuring Program costs and higher marketing, administration and research costs.

2007 compared with 2006:

Net revenues increased $104 million (3.6%), due to favorable mix (2.5 pp), higher volume (1.8 pp) and higher net pricing (0.9 pp), partially offset by the impact of divestitures (1.6 pp). Favorable mix from Crystal Light On the Go sticks and premium coffee contributed to higher net revenues. Higher volume was driven by ready-to-drink beverages, primarily Capri Sun, partially offset by lower shipments of powdered beverages and Maxwell House mainstream coffee. Higher input cost-driven pricing in coffee was partially offset by increased promotional spending in ready-to-drink and powdered beverages.

Segment operating income increased $112 million (54.9%), due primarily to the 2006 loss on the divestiture of a U.S. coffee plant, the 2006 asset impairment charge related to our Tassimo hot beverage system, favorable mix, lower marketing support costs, higher net pricing, higher volume, lower manufacturing costs and lower Restructuring Program costs. These favorable factors were partially offset by an asset impairment charge related to our flavored water and juice brand assets and related trademarks and higher raw material costs (primarily related to coffee and packaging).

U.S. Cheese

	For the Years Ended December 31,		$ change	% change
	2008	2007
	(in millions; 2007 restated)

Net revenues	$4,007	$3,745	$262	7.0%
Segment operating income	622	400	222	55.5%

	For the Years Ended December 31,
	2007	2006	$ change	% change
	(in millions; as restated)

Net revenues	$3,745	$3,544	$201	5.7%
Segment operating income	400	660	(260)	(39.4%	)

2008 compared with 2007:

Net revenues increased $262 million (7.0%), due to higher net pricing (14.1 pp), partially offset by lower volume (6.7 pp) and unfavorable mix (0.4 pp). Higher net pricing reflected input cost-driven pricing, partially offset by increased promotional spending in our natural cheese category. Lower volume was driven by declines in all of our major cheese categories, partially offset by new product innovations, primarily Kraft Bagel-fuls.

Segment operating income increased $222 million (55.5%) due primarily to higher net pricing and lower Restructuring Program costs, partially offset by higher raw material costs, lower volume, unfavorable mix, higher fixed manufacturing costs and higher marketing, administration and research costs.

2007 compared with 2006:

Net revenues increased $201 million (5.7%), due to higher net pricing (4.7 pp), favorable mix (0.8) and higher volume (0.2 pp). Higher net pricing reflected input cost-driven pricing, partially offset by increased promotional spending, primarily in our cultured, snacking cheese and cream cheese categories. Favorable volume/mix was driven primarily by new product introductions such as Singles Select cheese slices and LiveActive natural and cottage cheese.

Segment operating income decreased $260 million (39.4%), due primarily to higher raw material costs, higher marketing support costs and higher marketing, administration and research costs. These unfavorable variances were partially offset by higher net pricing, lower manufacturing costs and lower Restructuring Program costs.

U.S. Convenient Meals

	For the Years Ended December 31,		$ change	% change
	2008	2007
	(in millions; 2007 restated)

Net revenues	$4,240	$3,905	$335	8.6%
Segment operating income	399	387	12	3.1%

	For the Years Ended December 31,		$ change	% change
	2007	2006
	(in millions; as restated)

Net revenues	$3,905	$3,697	$208	5.6%
Segment operating income	387	412	(25)	(6.1%	)

2008 compared with 2007:

Net revenues increased $335 million (8.6%), due to higher net pricing (5.6 pp), favorable mix (2.2 pp) and higher volume (0.8 pp). Net revenues increased in meats due to higher net pricing, driven by input cost-driven pricing in sandwich meats, Lunchables and hot dogs. Also contributing to meats net revenue growth was higher shipments of bacon, as well as new product introductions, including Oscar Mayer Deli Creations sandwiches (Flatbreads) and Oscar Mayer Deli Fresh meats (Shaved Singles and Carved). In pizza, net revenues increased due to higher input cost-driven pricing, net of increased promotional spending, volume growth in DiGiorno and California Pizza Kitchen premium brands and the launch of the For One product line of individual size pizzas.

Segment operating income increased $12 million (3.1%), due primarily to higher net pricing, favorable mix, higher volume and lower marketing support costs, partially offset by higher input costs (primarily higher raw material costs) and higher marketing, administration and research costs.

2007 compared with 2006:

Net revenues increased $208 million (5.6%), due to higher volume (3.4 pp), favorable mix (1.6 pp) and higher net pricing (0.6 pp). Net revenues increased in meat due to higher shipments of sandwich meat, new product introductions and higher input cost-driven pricing, partially offset by lower shipments of chicken strips due to a first quarter recall. In pizza, net revenues increased due to the introduction of DiGiorno Ultimate and higher shipments of California Pizza Kitchen products.

Segment operating income decreased $25 million (6.1%), due primarily to higher raw material costs, higher fixed manufacturing costs, higher marketing support costs and higher marketing, administration and research costs, partially offset by lower Restructuring Program charges, higher volume and higher net pricing.

U.S. Grocery

	For the Years Ended December 31,		$ change	% change
	2008	2007
	(in millions; 2007 restated)

Net revenues	$3,389	$3,277	$112	3.4%
Segment operating income	1,002	1,012	(10)	(1.0%	)

	For the Years Ended December 31,		$ change	% change
	2007	2006
	(in millions; as restated)

Net revenues	$3,277	$3,225	$52	1.6%
Segment operating income	1,012	1,254	(242)	(19.3%	)

2008 compared with 2007:

Net revenues increased $112 million (3.4%), due to higher net pricing (6.2 pp) and favorable mix (0.7 pp), partially offset by lower volume (3.5 pp). Net revenues increased due to higher input cost-driven pricing across our key categories, primarily spoonable and pourable salad dressings and Kraft macaroni and cheese dinners. In addition, net revenues growth was impacted by lower shipments in spoonable and pourable salad dressings, ready-to-eat desserts and barbecue sauce, which were partially offset by volume gains in Kraft macaroni and cheese dinners.

Segment operating income decreased $10 million (1.0%), due to higher input costs (primarily higher raw material costs), lower volume and higher Restructuring Program costs partially offset by higher net pricing, favorable mix, lower fixed manufacturing costs and lower marketing support costs.

2007 compared with 2006:

Net revenues increased $52 million (1.6%), due to favorable mix (2.1 pp) and higher net pricing (2.0 pp), partially offset by the impact of divestitures (1.9 pp) and lower volume (0.6 pp). Favorable mix reflected higher Kraft macaroni and cheese dinners base volume growth and the continued success of Kraft Easy-Mac cups. Higher net pricing was driven by input cost-driven pricing partially offset by increased promotional spending, primarily in spoonable salad dressings, Kraft macaroni and cheese dinners and dry packaged desserts. In addition, net revenues growth was impacted by lower shipments in spoonable and pourable salad dressings, dry packaged desserts and barbecue sauce, which were partially offset by volume gains in Kraft macaroni and cheese dinners.

Segment operating income decreased $242 million (19.3%), due primarily to the 2006 gain on the divested rice brand and assets, higher raw material costs, the impact of divestitures, lower volume and higher marketing support costs. These unfavorable variances were partially offset by higher pricing, lower manufacturing costs, lower Restructuring Program costs and favorable mix.

U.S. Snacks

	For the Years Ended December 31,		$ change	% change
	2008	2007
	(in millions; 2007 restated)

Net revenues	$5,025	$4,879	$146	3.0%
Segment operating income	530	607	(77)	(12.7%	)

	For the Years Ended December 31,		$ change	% change
	2007	2006
	(in millions; as restated)

Net revenues	$4,879	$4,834	$45	0.9%
Segment operating income	607	444	163	36.7%

2008 compared with 2007:

Net revenues increased $146 million (3.0%), due to higher net pricing (8.4 pp) and the impact of our LU Biscuit acquisition (0.4 pp), partially offset by lower volume (3.1 pp), unfavorable mix (2.5 pp) and the impact of divestitures (0.2 pp). Biscuits net revenues increased, driven by higher input cost-driven pricing and lower promotional spending, partially offset by unfavorable mix and lower volume. Biscuits unfavorable volume/mix was driven by base business volume declines in Wheat Thins, Cheese Nips and Chips Ahoy!, partially offset by gains in Oreo cookies as well as new product introductions including Kraft macaroni and cheese crackers and Nilla Cakesters. Snack bars net revenues decreased, driven by volume declines in breakfast bars, primarily due to product pruning. Snack nuts net revenues decreased, driven by lower volume, partially offset by higher net pricing.

Segment operating income decreased $77 million (12.7%), due to higher input costs (including higher raw material costs), unfavorable mix, lower volume, higher Restructuring Program costs, higher marketing, administration and research costs, a 2007 gain on the divestiture of our hot cereal assets and trademarks and the impact of divestitures. These unfavorable variances were partially offset by higher net pricing, lower fixed manufacturing costs and lower marketing support costs.

2007 compared with 2006:

Net revenues increased $45 million (0.9%), due primarily to favorable mix (2.0 pp) and higher volume (1.6 pp), partially offset by the impact of divestitures (2.6 pp). Biscuits net revenues increased due to favorable mix and higher shipments in cookies, primarily Chips Ahoy! and the introduction of Oreo Cakesters, and crackers, primarily Triscuits, Ritz and Wheat Thins. Snack bars net revenues increased due to new product introductions and continued success of South Beach Living bars. Snack nuts net revenues increased due to favorable mix and new product introductions.

Segment operating income increased $163 million (36.7%), due primarily to 2006 asset impairment charges related to the divested pet snacks and hot cereal assets and trademarks, favorable mix, higher volume, lower input costs (net of higher raw material costs) and lower Restructuring Program costs. These favorable variances were partially offset by the impact of divestitures, higher marketing, administration and research costs, higher marketing support costs and higher fixed manufacturing costs.

Canada & N.A. Foodservice

	For the Years Ended December 31,		$ change	% change
	2008	2007
	(in millions; 2007 restated)

Net revenues	$4,294	$4,080	$214	5.2%
Segment operating income	438	404	34	8.4%

	For the Years Ended December 31,		$ change	% change
	2007	2006
	(in millions; as restated)

Net revenues	$4,080	$3,874	$206	5.3%
Segment operating income	404	426	(22)	(5.2%	)

2008 compared with 2007:

Net revenues increased $214 million (5.2%), due primarily to higher net pricing (3.9 pp), favorable foreign currency (1.3 pp) and higher volume (1.2 pp), partially offset by unfavorable mix (0.9 pp) and the impact of divestitures (0.4 pp). In Canada, net revenues growth was primarily driven by volume gains across all retail businesses, favorable foreign currency and higher net pricing. In N.A. Foodservice, net revenues increased, primarily driven by higher input cost-driven pricing, partially offset by unfavorable volume/mix.

Segment operating income increased $34 million (8.4%), due primarily to higher net pricing, lower manufacturing costs, lower marketing, administration and research costs, higher volume and favorable foreign currency. These favorable variances were partially offset by higher raw material costs, higher Restructuring Program costs and higher marketing support costs.

2007 compared with 2006:

Net revenues increased $206 million (5.3%), due to higher net pricing (3.9 pp), favorable currency (3.0 pp) and favorable mix (0.3 pp), partially offset by the impact of divestitures (1.6 pp) and lower volume (0.3 pp). In Canada, net revenues growth was primarily driven by volume gains, across all retail business except for Convenient Meals, higher net pricing and favorable foreign currency. In N.A. Foodservice, net revenues increased, primarily driven by higher input cost-driven pricing and favorable foreign currency, partially offset by lower volume due to the discontinuation of lower margin product lines and unfavorable mix.

Segment operating income decreased $22 million (5.2%), due primarily to higher raw material costs, higher marketing, administration and research costs, higher Restructuring Program costs and the impact of divestitures. These unfavorable variances were partially offset by higher net pricing, lower manufacturing costs, favorable foreign currency, favorable mix and a 2006 loss on the divestiture of industrial coconut assets.

European Union

	For the Years Ended December 31,		$ change	% change
	2008	2007
	(in millions; 2007 restated)

Net revenues	$11,259	$7,951	$3,308	41.6%
Segment operating income	412	569	(157)	(27.6%	)

	For the Years Ended December 31,		$ change	% change
	2007	2006
	(in millions; as restated)

Net revenues	$7,951	$6,669	$1,282	19.2%
Segment operating income	569	547	22	4.0%

2008 compared with 2007:

Net revenues increased $3,308 million (41.6%), due to the impact of our LU Biscuit acquisition (34.5 pp), favorable foreign currency (6.4 pp), higher net pricing (4.5 pp) and favorable mix (0.6 pp), partially offset by the impact of divestitures (3.3 pp) and lower volume (1.1 pp). Higher input cost-driven pricing was partially offset by higher promotional spending. Lower volume was driven by declines in coffee and cheese, partially offset by gains in chocolate.

Segment operating income decreased $157 million (27.6%), due primarily to higher input costs (primarily higher raw material costs), higher Restructuring Program costs, the net loss on the divestitures of several operations in Spain, asset impairment charges related to certain international intangible assets and the divestiture of our Nordic and Baltic snacks operation, higher marketing, administration and research costs, lower volume, higher fixed manufacturing costs and the impact of divestitures. These unfavorable variances were partially offset by higher net pricing, the impact of our LU Biscuit acquisition (net of associated integration costs), favorable mix, lower marketing support costs and favorable foreign currency.

2007 compared with 2006:

Net revenues increased $1,282 million (19.2%), due to favorable currency (10.5 pp), the impact of the UB acquisition (3.5 pp), higher volume (3.5 pp), favorable mix (1.9 pp) and the impact of divestitures (1.4 pp), partially offset by lower net pricing (1.6 pp). Volume related growth and favorable mix were driven by premium chocolate, due to new product introductions and promotional activities, and higher shipments in mainstream coffee and cheese. Lower net pricing reflects higher promotional spending in chocolate, cheese and coffee (primarily in Germany).

Segment operating income increased $22 million (4.0%), due primarily to higher volume, the 2006 asset impairment charge related to our Tassimo hot beverage system, lower manufacturing costs, lower Restructuring Program costs, favorable currency and the impact of the UB acquisition. These favorable variances were partially offset by the 2006 gain on the redemption of our UB investment, higher raw material costs, lower net pricing, higher marketing, administration and research costs and higher marketing support costs.

Developing Markets

	For the Years Ended December 31,		$ change	% change
	2008	2007
	(in millions; 2007 restated)

Net revenues	$6,986	$5,307	$1,679	31.6%
Segment operating income	585	474	111	23.4%

	For the Years Ended December 31,		$ change	% change
	2007	2006
	(in millions; as restated)

Net revenues	$5,307	$4,527	$780	17.2%
Segment operating income	474	403	71	17.6%

2008 compared with 2007:

Net revenues increased $1,679 million (31.6%), due to higher net pricing (11.8 pp), the impact of our LU Biscuit acquisition (10.1 pp), favorable mix (4.5 pp), favorable foreign currency (3.4 pp), favorable resolution of a Brazilian value added tax claim (1.3 pp) and higher volume (0.5 pp). In Eastern Europe, Middle East & Africa, net revenues increased, driven by higher net pricing across the region, volume growth in chocolate, biscuits and coffee categories, our LU Biscuit acquisition and favorable foreign currency. In Latin America, net revenues increased, driven by favorable foreign currency, higher net pricing, favorable resolution of a value added tax claim and favorable volume/mix in Brazil; higher net pricing and favorable mix in Argentina; and higher net pricing and favorable mix in Venezuela. In Asia Pacific, net revenues increased due primarily to our LU Biscuit acquisition, higher net pricing across the region and favorable foreign currency.

Segment operating income increased $111 million (23.4%) due to higher net pricing, favorable mix, favorable resolution of a Brazilian value added tax claim, favorable foreign currency, the impact of our LU Biscuit acquisition (net of associated integrations costs) and favorable volume. These favorable variances were partially offset by higher input costs (including higher raw material costs), higher marketing, administration and research costs, higher Restructuring Program costs, higher marketing support costs, 2008 asset impairment charges related to certain international intangible assets, a juice operation in Brazil and a cheese plant in Australia, higher fixed manufacturing costs and a 2007 gain on the divestiture of our sugar confectionery assets in Romania and related trademarks.

2007 compared with 2006:

Net revenues increased $780 million (17.2%), due primarily to favorable currency (5.5 pp), higher net pricing (5.1 pp), higher volume (4.0 pp), and favorable mix (2.5 pp). In Eastern Europe, Middle East & Africa, net revenues increased due to higher pricing and growth in coffee and chocolate in Russia, Romania and Ukraine, and in refreshment beverages and snacks for the Middle East & Africa region. In Latin America, net revenues increased due to higher pricing and favorable volume/mix, particularly in Brazil, Venezuela and Argentina. In Asia Pacific, net revenues increased due to volume growth in China and Southeast Asia.

Segment operating income increased $71 million (17.6%), due primarily to higher pricing, higher volume, lower Restructuring Program costs, favorable mix, favorable currency, a 2006 asset impairment charge related to intangible assets in Egypt and a 2007 gain on the divestiture of our sugar confectionery assets in Romania and related trademarks. These favorable variances were partially offset by higher input costs (including higher raw material costs), higher marketing, administration and research costs, higher marketing support costs and higher fixed manufacturing costs.

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

Principles of Consolidation:

The consolidated financial statements include Kraft, as well as our wholly owned and majority owned subsidiaries. Our domestic operating subsidiaries report year-end results as of the Saturday closest to the end of each year, and our international operating subsidiaries generally report year-end results two weeks prior to the Saturday closest to the end of each year.

We account for investments in which we exercise significant influence (20% – 50% ownership interest) under the equity method of accounting. We account for investments in which we have an ownership interest of less than 20% and do not exercise significant influence by the cost method of accounting. All intercompany transactions were eliminated.

Use of Estimates:

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require us to make estimates and assumptions that affect a number of amounts in our financial statements. Significant accounting policy elections, estimates and assumptions include, among others, pension and benefit plan assumptions, lives and valuation assumptions of goodwill and intangible assets, marketing programs and income taxes. We base our estimates on historical experience and other assumptions that we believe are reasonable. If actual amounts differ from estimates, we include the revisions in our consolidated results of operations in the period the actual amounts become known. Historically, the aggregate differences, if any, between our estimates and actual amounts in any year have not had a significant impact on our consolidated financial statements.

Inventories:

Inventories are stated at the lower of cost or market. The last-in, first-out (“LIFO”) method is used to cost a majority of domestic inventories. The cost of other inventories is principally determined by the average cost method. We used the LIFO method to determine the cost of 35% of inventories at December 31, 2008 and 37% of inventories at December 31, 2007. The stated LIFO amounts of inventories were $152 million lower at December 31, 2008 and $142 million lower at December 31, 2007 than the current cost of inventories. We also record inventory allowances for overstocked and obsolete inventories due to ingredient and packaging changes.

Long-Lived Assets:

We review long-lived assets, including amortizable intangible assets, for impairment when conditions exist that indicate the carrying amount of the assets may not be fully recoverable. We perform undiscounted operating cash flow analyses to determine if an impairment exists. When testing assets held for use for impairment, we group assets and liabilities at the lowest level for which cash flows are separately identifiable. If an impairment is determined to exist, the loss is calculated based on estimated fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal.

Goodwill and Intangible Assets:

SFAS No. 142, Goodwill and Other Intangible Assets, requires us to test goodwill and non-amortizable intangible assets at least annually for impairment. We have recognized goodwill in our reporting units, which are generally one level below our operating segments. We use a two step process to test goodwill at the reporting unit level. The first step involves a comparison of the estimated fair value of each reporting unit with its carrying value. Fair value is estimated using discounted cash flows of the reporting unit based on planned growth rates, estimates of discount rates and residual values. If the carrying value exceeds the fair value, the second step of the process is necessary. The second step measures the difference between the carrying value and implied fair value of goodwill. To test non-amortizable intangible assets for impairment, we compare the fair value of the intangible asset with its carrying value. Fair value of non-amortizable intangible assets is determined using our planned revenue growth rates, estimates of discount rates and royalty rates. If the carrying value exceeds fair value, the intangible asset is considered impaired and is reduced to fair value. Definite lived intangible assets are amortized over their estimated useful lives.

Effective October 1, 2007, we adopted a new accounting policy to perform our annual impairment review of goodwill and non-amortizable intangible assets as of October 1 of each year. The change in our testing date was made to align it with the revised timing of our annual strategic planning process implemented in 2007. Prior to that change, we performed our annual impairment reviews as of January 1 of each year.

During the fourth quarter of 2008, we completed the annual review of goodwill and non-amortizable intangible assets and recorded a $44 million charge for the impairment of intangible assets in the Netherlands, France and Puerto Rico. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans, industry and economic conditions. During our 2008 impairment review, it was determined that our Kraft Biscuit Europe reporting unit was the most sensitive to near-term changes in our discounted cash flow assumptions, as it contains a significant portion of the goodwill recorded upon our 2007 acquisition of LU Biscuit. In 2007, due to the change in our testing date, we completed two reviews of goodwill and non-amortizable intangible assets: during the first quarter as of January 1 and during the fourth quarter as of October 1. We found no impairments during these reviews of goodwill and non-amortizable intangible assets. During the first quarter of 2006, we completed our annual review of goodwill and non-amortizable intangible assets and recorded a $24 million charge for the impairment of intangible assets in Egypt and our hot cereal intangible assets in the U.S. These charges were included within asset impairment and exit costs.

Insurance and Self-Insurance:

We use a combination of insurance and self-insurance for a number of risks, including workers’ compensation, general liability, automobile liability, product liability and our obligation for employee health care benefits. Liabilities associated with the risks are estimated by considering historical claims experience and other actuarial assumptions.

Revenue Recognition:

We recognize revenues when title and risk of loss pass to customers, which generally occurs upon shipment or delivery of goods. Revenues are recorded net of consumer incentives and trade promotions and include all shipping and handling charges billed to customers. Kraft’s shipping and handling costs are classified as part of cost of sales. A provision for product returns and allowances for bad debts are also recorded as a reduction to revenues within the same period that the revenue is recognized.

Marketing Costs:

We promote our products with advertising, consumer incentives and trade promotions. These programs include, but are not limited to, discounts, coupons, rebates, in-store display incentives and volume-based incentives. We expense advertising costs either in the period the advertising first takes place or as incurred. Consumer incentive and trade promotion activities are recorded as a reduction to revenues based on amounts estimated as being due to customers and consumers at the end of a period. We base these estimates principally on historical utilization and redemption rates. For interim reporting purposes, advertising and consumer incentive expenses are charged to operations as a percentage of volume, based on estimated volume and related expense for the full year. We do not defer costs on our year-end consolidated balance sheet and all marketing costs are recorded as an expense in the year incurred.

Environmental Costs:

We are subject to laws and regulations relating to the protection of the environment. We accrue for environmental remediation obligations on an undiscounted basis when amounts are probable and can be reasonably estimated. The accruals are adjusted as new information develops or circumstances change. Recoveries of environmental remediation costs from third parties are recorded as assets when their receipt is deemed probable. As of December 31, 2008, our subsidiaries were involved in 67 active Superfund and other similar actions in the U.S. related to current operations and certain former or divested operations for which we retain liability.

Based on information currently available, we believe that the ultimate resolution of existing environmental remediation actions and our compliance in general with environmental laws and regulations will not have a material effect on our financial results. However, we cannot quantify with certainty the potential impact of future compliance efforts and environmental remediation actions.

Employee Benefit Plans:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”). SFAS No. 158 required us to measure plan assets and benefit obligations as of the balance sheet date beginning in 2008. We previously measured our non-U.S. pension plans (other than certain Canadian and French pension plans) at September 30 of each year. On December 31, 2008, we recorded an after-tax decrease of $8 million to retained earnings using the 15-month approach to proportionally allocate the transition adjustment required upon adoption of the measurement provision of SFAS No. 158. The plan assets and benefit obligations of our pension plans and the benefit obligations of our postretirement plans are now all measured at year-end.

We provide a range of benefits to our employees and retired employees. These include pension plans, postretirement health care benefits and postemployment benefits, consisting primarily of severance. We record amounts relating to these plans based on calculations specified by U.S. GAAP. These calculations require the use of various actuarial assumptions, such as discount rates, assumed rates of return on plan assets, compensation increases, turnover rates and health care cost trend rates. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when appropriate. As permitted by U.S. GAAP, we generally amortize any effect of the modifications over future periods. We believe that the assumptions used in recording our plan obligations are reasonable based on our experience and advice from our actuaries. Refer to Note 11, Benefit Plans, to the consolidated financial statements for a discussion of the assumptions used.

We recorded the following amounts in earnings for these employee benefit plans during the years ended December 31, 2008, 2007 and 2006:

	2008	2007		2006
	(in millions)

U.S. pension plan cost	$160	$212		$289
Non-U.S. pension plan cost	82	123		155
Postretirement health care cost	254	260		271
Postemployment benefit plan cost	571	140		237
Employee savings plan cost	93	83		84
Multiemployer pension plan contributions	51	50		50

Net expense for employee benefit plans	$1,211	$868		$1,086

The 2008 net expense for employee benefit plans of $1,211 million increased by $343 million over the 2007 amount. The cost increase primarily relates to higher postemployment benefit plan costs related to the Restructuring Program, partially offset by lower pension plan costs, including lower amortization of the net loss from experience differences. The 2007 net expense for employee benefit plans of $868 million decreased by $218 million over the 2006 amount. The cost decrease primarily relates to lower U.S. pension plan costs, including lower amortization of the net loss from experience differences, and lower postemployment benefit plan costs related to the Restructuring Program.

We expect our 2009 net expense for employee benefit plans to decrease between $325 million and $375 million. The decrease is primarily due to lower forecasted postemployment benefit plan costs as we completed our five-year Restructuring Program in 2008. Offsetting these decreases, we expect that our net pension cost will increase by approximately $200 million in 2009. This increase is primarily due to negative asset returns on our plan assets in 2008 and plan assumption changes. For our U.S. qualified pension plans, we are not currently required to make any U.S. pension plan contributions under the Pension Protection Act in 2009. We plan to make contributions of approximately $220 million to our U.S. pension plans and approximately $170 million to our non-U.S. pension plans in 2009. Our actual contributions may differ from our planned contributions due to many factors, including changes in tax and other benefit laws, pension asset performance that differs significantly from the expected performance, or significant changes in interest rates. For certain employees hired in the U.S. after January 1, 2009, we have discontinued benefits under our U.S. pension plans, and we have replaced it with an enhanced company contribution to our employee savings plan. We do not expect this to have a significant impact on our 2009 pension plan cost.

Our 2009 health care cost trend rate assumption decreased to 7.00% from 7.50% for our U.S. postretirement plans and remained unchanged at 9.00% for our Canadian postretirement plans. We updated these rates based upon our most recent experience as well as our expectation for health care trend rates going forward. We anticipate that our health care cost trend rate assumption will be 5.00% for U.S. plans by 2014 and 6.00% for Canadian plans by 2015. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects as of December 31, 2008:

	One-Percentage-Point
	Increase	Decrease

Effect on total of service and interest cost	13.0%	(10.7%	)
Effect on postretirement benefit obligation	11.1%	(9.3%	)

Our 2009 discount rate assumption remained unchanged at 6.10% for our U.S. postretirement plans and increased to 7.60% from 5.80% for our Canadian plans. Our 2009 discount rate decreased to 6.10% from 6.30% for our U.S. pension plans. We model these discount rates using a portfolio of high quality, fixed-income debt instruments with durations that match the expected future cash flows of the benefit obligations. Our 2009 discount rate assumption for our non-U.S. pension plans increased to 6.41% from 5.44%. We developed the discount rates for our non-U.S. plans from local bond indices that match local benefit obligations as closely as possible. Changes in our discount rates were primarily the result of changes in bond yields year-over-year.

Our 2009 expected rate of return on plan assets remained unchanged at 8.00% for our U.S. pension plans. We determine our expected rate of return on plan assets from the plan assets’ historical long-term investment performance, current asset allocation and estimates of future long-term returns by asset class. We attempt to maintain our target asset allocation by rebalancing between equity and debt asset classes as we make contributions and monthly benefit payments. We intend to rebalance our plan portfolios by mid-2009 by making contributions and monthly benefit payments.

While we do not anticipate further changes in the 2009 assumptions for our U.S. pension and postretirement health care plans, as a sensitivity measure, a fifty-basis point change in our discount rate or a fifty-basis point change in the expected rate of return on plan assets would have the following effects, (reduction) / increase in cost, as of December 31, 2008:

	Fifty-Basis-Point
	Increase	Decrease
	(in millions)

Effect of change in discount rate on U.S. pension and postretirement health care costs	$(63)	$64
Effect of change in expected rate of return on plan assets on U.S. pension costs	(30)	30

Financial Instruments:

As Kraft operates globally, we use certain financial instruments to manage our foreign currency exchange rate and commodity price risks. We monitor and manage these exposures as part of our overall risk management program. Our risk management program focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. We maintain foreign currency and commodity price risk management strategies that seek to reduce significant, unanticipated earnings fluctuations that may arise from volatility in foreign currency exchange rates and commodity prices, principally through the use of derivative instruments.

Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. We formally document the nature of and relationships between the hedging instruments and hedged items, as well as our risk management objectives, strategies for undertaking the various hedge transactions and method of assessing hedge effectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of the forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction will occur. If we deem it probable that the forecasted transaction will not occur, we recognize the gain or loss in earnings currently.

By using derivatives to hedge exposures to changes in exchange rates and commodity prices, Kraft has exposure on these derivatives to credit and market risk. We are exposed to credit risk that the counterparty might fail to fulfill its performance obligations under the terms of the derivative contract. We minimize our credit risk by entering into transactions with high quality counterparties with investment grade credit ratings, limiting the amount of exposure we have with each counterparty and monitoring the financial condition of our counterparties. In October 2008, one of our counterparties, Lehman Brothers Commercial Corporation, filed for bankruptcy. Consequently, we wrote off an insignificant asset related to derivatives held with them. This did not have a significant impact on our foreign currency risk management program. We also maintain a policy of requiring that all significant, non-exchange traded derivative contracts with a duration greater than one year be governed by an International Swaps and Derivatives Association master agreement. Market risk is the risk that the value of the financial instrument might be adversely affected by a change in foreign currency exchange rates, commodity prices, or interest rates. We manage market risk by incorporating monitoring parameters within our risk management strategy that limit the types of derivative instruments and derivative strategies we use, and the degree of market risk that may be undertaken by the use of derivative instruments.

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

Income Taxes:

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Prior to our spin-off from Altria, we were included in Altria’s consolidated federal income tax return. We generally computed income taxes on a separate company basis; however, some of our foreign tax credits, capital losses and other credits could not be used on a separate company basis. To the extent that Altria used our foreign tax credits and other tax benefits in its consolidated federal income tax return, we recognized the benefit in the calculation of our provision for income taxes. This benefit was approximately $270 million in 2007 (both through the date of our spin-off as well as post-spin carryback claims to pre-spin periods) and $195 million in 2006. We made payments to, or were reimbursed by, Altria for the tax effects resulting from being included in Altria’s tax return. As of March 31, 2007, we are no longer a member of the Altria consolidated tax return group and we now file our own federal consolidated income tax returns.

In July 2006, the FASB issued Interpretation No. 48, Accounting for the Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). We adopted the provisions of FIN 48 effective January 1, 2007. FIN 48 clarifies when tax benefits should be recorded in the financial statements and provides measurement criteria for valuing such benefits. In order for us to recognize benefits, our tax position must be more likely than not to be sustained upon audit. The amount we recognize is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Before the implementation of FIN 48, we established additional provisions for certain positions that were likely to be challenged even though we believe that those existing tax positions were fully supportable. The adoption of FIN 48 resulted in an increase to shareholders’ equity as of January 1, 2007 of $213 million.

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

We purchase our dairy raw material requirements, including milk and cheese, from independent third parties such as agricultural cooperatives and independent processors. The prices for milk and other dairy product purchases are substantially influenced by market supply and demand, as well as by government programs. Dairy commodity costs on average were higher in 2008 than in 2007. Significant cost items in our biscuit and grocery products are grains (wheat, corn and soybean oil). Grain costs have experienced significant increases as a result of burgeoning global demand for food, livestock feed and biofuels such as ethanol and biodiesel. Grain costs on average were higher in 2008 than in 2007. The most significant cost item in coffee products is green coffee beans, which are purchased on world markets. Green coffee bean prices are affected by the quality and availability of supply, changes in the value of the U.S. dollar in relation to certain other currencies and consumer demand for coffee products. Green coffee bean costs on average were higher in 2008 than in 2007. A significant cost item in chocolate confectionery products is cocoa, which is purchased on world markets, and the price of which is affected by the quality and availability of supply and changes in the value of the British pound and the U.S. dollar relative to certain other currencies. Cocoa bean and cocoa butter costs on average were higher in 2008 than in 2007.

During 2008, our aggregate commodity costs rose significantly as a result of higher dairy, coffee, cocoa, wheat, nuts, meat products, soybean oil and packaging costs. For 2008, our commodity costs were approximately $1.8 billion higher than 2007, following an increase of approximately $1.3 billion in 2007 compared to 2006. Overall, we expect commodity costs to moderately increase in 2009.

Liquidity

We believe that our cash from operations, our existing $4.5 billion revolving credit facility (which supports our commercial paper program), and our authorized long-term financing will provide sufficient liquidity to meet our working capital needs (including the remaining cash requirements of the Restructuring Program), planned capital expenditures, future contractual obligations, authorized share repurchases, and payment of our anticipated quarterly dividends. Despite recent market conditions, we continue to utilize our commercial paper program and international credit lines for daily funding requirements. We also use short-term intercompany loans from foreign subsidiaries to improve financial flexibility, which have been made more feasible by recent, temporary U.S. tax law changes. Overall, we do not foresee any impact to funding sources that would have a material effect on our liquidity.

Net Cash Provided by Operating Activities:

Operating activities provided net cash of $4.1 billion in 2008, $3.6 billion in 2007 and $3.7 billion in 2006. Operating cash flows increased in 2008 from 2007 primarily due to increased earnings and working capital improvements (mainly from lower income tax payments and lower inventory levels), partially offset by increased interest paid. The increase in operating cash flows was partially offset by the $305 million tax transfer from Altria in 2007 for the federal tax contingencies held by them, less the impact of federal reserves reversed due to the adoption of FIN 48. The transfer from Altria was reflected within other in our consolidated statement of cash flows.

The decrease in 2007 operating cash flows from 2006 was due primarily to the $405 million tax reimbursement from Altria in 2006 related to the closure of a tax audit and increased marketing, administration and research costs. This decrease in operating cash flows was partially offset by the $305 million tax transfer from Altria discussed above and lower working capital of $225 million primarily due to lower income tax payments.

We anticipate making U.S. pension contributions of approximately $220 million in 2009 and non-U.S. pension contributions of approximately $170 million in 2009. We expect to fund these contributions from operations.

Net Cash Used in Investing Activities:

One element of our growth strategy is to strengthen our brand portfolios and / or expand our geographic reach through disciplined programs of selective acquisitions and divestitures. We are regularly reviewing potential acquisition candidates and from time to time sell businesses to accelerate the shift in our portfolio toward businesses - whether global, regional or local - that offer us a sustainable competitive advantage. The impact of future acquisitions or divestitures could have a material impact on our cash flows.

Net cash used in investing activities was $1.3 billion during 2008, $8.4 billion during 2007 and $116 million during 2006. The decrease in cash used in investing activities in 2008 primarily related to lower payments for acquisitions, partially offset by lower proceeds from divestitures and higher capital expenditures. During 2008, we paid Groupe Danone S.A. $99 million to refund excess cash received in the acquisition of LU Biscuit. Additionally, we received $153 million in net proceeds on divestitures, primarily related to a Nordic and Baltic snacks operation and four operations in Spain, and we disbursed $56 million for transaction fees related to the split-off of the Post cereals business.

On November 30, 2007, we acquired LU Biscuit for €5.1 billion (approximately $7.6 billion) in cash. Additionally, during 2007, we received proceeds of $216 million from the divestitures of our flavored water and juice brand assets and related trademarks, our sugar confectionery assets in Romania and related trademarks and our hot cereal assets and trademarks. During 2006, we received proceeds of $946 million from the divestitures of our rice brand and assets, pet snacks brand and assets, industrial coconut assets, certain Canadian assets, a U.S. biscuit brand and a U.S. coffee plant.

Capital expenditures, which were funded by operating activities, were $1.4 billion in 2008 and $1.2 billion in 2007 and 2006. The 2008 capital expenditures were primarily used to modernize manufacturing facilities, implement the Restructuring Program, and support new product and productivity initiatives. We expect 2009 capital expenditures to be in line with 2008 expenditures, including capital expenditures required for systems investments. We expect to fund these expenditures from operations.

Net Cash (Used in) / Provided by Financing Activities:

Net cash used in financing activities was $2.1 billion during 2008 and $3.7 billion during 2006, compared with $5.1 billion provided during 2007. The net cash used in financing activities in 2008 primarily related to $5.9 billion in payments made on the bridge facility used to fund our LU Biscuit acquisition, $1.7 billion in dividends paid, $777 million in Common Stock share repurchases and $795 million in long-term debt repayments, primarily related to debt that matured on October 1, 2008, partially offset by $6.9 billion in proceeds from our long-term debt offerings. The net cash provided by financing activities in 2007 was primarily due to $6.4 billion in proceeds from long-term debt offerings and net outstanding borrowings of $5.5 billion under the bridge facility used to fund our LU Biscuit acquisition, partially offset by $3.7 billion in Common Stock share repurchases, $1.6 billion in dividends paid and a $1.5 billion repayment of long-term debt that matured. The net cash used in financing activities in 2006 primarily related to $1.6 billion in dividends paid, $1.3 billion in long-term debt repaid and $1.3 billion in Common Stock share repurchases.

In November 2009, $750 million of our long-term debt matures. We expect to fund the repayment through the issuance of commercial paper or long-term debt.

Borrowing Arrangements:

We maintain a revolving credit facility that we have historically used for general corporate purposes and to support our commercial paper issuances. The $4.5 billion, multi-year revolving credit facility expires in April 2010. No amounts have been drawn on this facility. In October 2008, one of the syndicate banks under our credit facility, Lehman Commercial Paper, Inc., filed for bankruptcy protection. Lehman’s commitment under our credit facility is approximately $136 million. We do not expect to replace them, and our capacity under our credit facility will accordingly be reduced to approximately $4.4 billion. We do not expect this to have a current or future effect on our liquidity.

We must maintain a net worth of at least $20.0 billion under the terms of our revolving credit facility. At December 31, 2008, our net worth was $22.2 billion. We expect to continue to meet this covenant. The revolving credit facility has no other financial covenants, credit rating triggers or provisions that could require us to post collateral as security.

In addition to the above, some of our international subsidiaries maintain primarily uncommitted credit lines to meet short-term working capital needs. Collectively, these credit lines amounted to $1.7 billion at December 31, 2008. Borrowings on these lines amounted to $291 million at December 31, 2008 and $250 million at December 31, 2007.

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

Debt:

Our total debt was $20.3 billion at December 31, 2008 and $21.0 billion at December 31, 2007. Our debt-to-capitalization ratio was 0.48 at December 31, 2008 and 0.43 at December 31, 2007.

On December 19, 2008, we issued $500 million of senior unsecured notes; on May 22, 2008, we issued $2.0 billion of senior unsecured notes; and on March 20, 2008, we issued €2.85 billion (approximately $4.5 billion) of senior unsecured notes. We used the net proceeds from these issuances ($498 million in December, $1,967 million in May and approximately $4,470 million in March) for general corporate purposes, including the repayment of borrowings under our LU Biscuit Bridge Facility and other short-term borrowings.

On October 1, 2008, we repaid $700 million in notes. This repayment was primarily financed from commercial paper issuances.

In December 2007, we filed an automatic shelf registration on Form S-3 with the SEC. As a well-known seasoned issuer, we are able to register new debt securities in amounts authorized by our Board of Directors through December 2010. Our Board of Directors authorized $5.0 billion in long-term financing, which was in addition to the €5.3 billion authorized for the LU Biscuit acquisition.

In December 2007, we issued $3.0 billion of senior unsecured notes under the shelf registration. We used the net proceeds from the offering ($2,966 million) for general corporate purposes, including the repayment of outstanding commercial paper and a portion of our LU Biscuit Bridge Facility.

In August 2007, we issued $3.5 billion of senior unsecured notes, which was the remainder of the capacity under our former Form S-3 shelf registration statement on file with the SEC. We used the net proceeds from the offering ($3,462 million) for general corporate purposes, including the repayment of outstanding commercial paper.

The notes from all issuances discussed above include covenants that restrict our ability to incur debt secured by liens above a certain threshold. We are also required to offer to purchase these notes at a price equal to 101% of the aggregate principal amount, plus accrued and unpaid interest to the date of repurchase, if we experience both of the following:

(i)	a “change of control” triggering event, and
(ii)	a downgrade of these notes below an investment grade rating by each of Moody’s Investors Service, Inc., Standard & Poor’s Ratings Services and Fitch, Inc. within a specified period.

We expect to continue to comply with our long-term debt covenants. Refer to Note 7, Debt and Borrowing Arrangements, for further details of these debt offerings.

We refinance long-term and short-term debt from time to time. The nature and amount of our long-term and short-term debt and the proportionate amount of each varies as a result of future business requirements, market conditions and other factors. At December 31, 2008, we had approximately $3.0 billion remaining in long-term financing authority from our Board of Directors.

Credit Ratings:

At December 31, 2008, our debt ratings by major credit rating agencies were:

	Short - term	Long - term

Moody’s	P-2	Baa2
Standard & Poor’s	A-2	BBB+
Fitch	F2	BBB

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

We have no off-balance sheet arrangements other than the guarantees and contractual obligations that are discussed below.

Guarantees:

As discussed in Note 13, Commitments and Contingencies, we have third-party guarantees because of our acquisition, divestiture and construction activities. As part of those transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At December 31, 2008, the maximum potential payments under our third-party guarantees were $43 million, of which $8 million have no specified expiration dates. Substantially all of the remainder expire at various times through 2018. The carrying amounts of these guarantees were $38 million on our consolidated balance sheet at December 31, 2008.

In addition, at December 31, 2008, we were contingently liable for $186 million of guarantees related to our own performance. These include letters of credit related to dairy commodity purchases and guarantees related to the payment of custom duties and taxes, and other letters of credit.

Guarantees do not have, and we do not expect them to have, a material effect on our liquidity.

Aggregate Contractual Obligations:

The following table summarizes our contractual obligations at December 31, 2008:

	Payments Due
	Total	2009	2010-11	2012-13	2014 and Thereafter
	(in millions)

Long-term debt (1)	$19,393	$757	$2,702	$5,845	$10,089
Interest expense (2)	11,801	1,204	2,259	1,672	6,666
Capital leases (3)	83	13	20	15	35
Operating leases (4)	796	250	335	140	71
Purchase obligations: (5)
Inventory and production costs	5,695	4,324	975	391	5
Other	913	769	137	6	1

	6,608	5,093	1,112	397	6
Other long-term liabilities (6)	2,372	224	518	469	1,161

	$41,053	$7,541	$6,946	$8,538	$18,028

(1)	Amounts represent the expected cash payments of our long-term debt and do not include unamortized bond premiums or discounts.
(2)	Amounts represent the expected cash payments of our interest expense on our long-term debt. Interest calculated on our variable rate debt was forecasted using a LIBOR rate forward curve analysis as of December 31, 2008. Interest calculated on our euro notes was forecasted using the euro to U.S. dollar exchange rate as of December 31, 2008. An insignificant amount of interest expense was excluded from the table for a portion of our foreign debt due to the complexities involved in forecasting expected interest payments.
(3)	Amounts represent the expected cash payments of our capital leases, including the expected cash payments of interest expense of approximately $22 million on our capital leases.
(4)	Operating leases represent the minimum rental commitments under non-cancelable operating leases.
(5)	Purchase obligations for inventory and production costs (such as raw materials, indirect materials and supplies, packaging, co-manufacturing arrangements, storage and distribution) are commitments for projected needs to be utilized in the normal course of business. Other purchase obligations include commitments for marketing, advertising, capital expenditures, information technology and professional services. Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction. Most arrangements are cancelable without a significant penalty, and with short notice (usually 30 days). Any amounts reflected on the consolidated balance sheet as accounts payable and accrued liabilities are excluded from the table above.
(6)	Other long-term liabilities primarily consist of estimated future benefit payments for our postretirement health care plans through December 31, 2018 of $2,290 million. We are unable to reliably estimate the timing of the payments beyond 2018; as such, they are excluded from the above table. In addition, the following long-term liabilities included on the consolidated balance sheet are excluded from the table above: accrued pension costs, income taxes, minority interest, insurance accruals and other accruals. We are unable to reliably estimate the timing of the payments (or contributions beyond 2009, in the case of accrued pension costs) for these items. We currently expect to make approximately $390 million in contributions to our pension plans in 2009. We also expect that our net pension cost will increase by approximately $200 million to approximately $440 million in 2009. As of December 31, 2008, our total liability for income taxes, including uncertain tax positions and associated accrued interest and penalties, was $1,075 million. We expect to pay approximately $104 million in the next 12 months. While years 2000 through 2003 are currently under examination by the IRS, we are not able to reasonably estimate the timing of future cash flows beyond 12 months due to uncertainties in the timing of this and other tax audit outcomes.

Equity and Dividends

Stock Repurchases:

Our Board of Directors authorized the following Common Stock repurchase programs. We are not obligated to repurchase any of our Common Stock and may suspend our current program at our discretion. The total repurchases under these programs were 25.3 million shares for $777 million in 2008, 110.1 million shares for $3,640 million in 2007 and 38.7 million shares for $1,250 million in 2006. We made these repurchases of our Common Stock in open market transactions.

Share Repurchase Program Authorized by the Board of Directors	$5.0 billion	$2.0 billion	$1.5 billion

Authorized / completed period for repurchase	April 2007 - March 2009	March 2006 - March 2007	December 2004 - March 2006

Aggregate cost of shares repurchased in 2008 (millions of shares)	$777 million (25.3 shares)

Aggregate cost of shares repurchased in 2007 (millions of shares)	$3.5 billion (105.6 shares)	$140 million (4.5 shares)

Aggregate cost of shares repurchased in 2006 (millions of shares)		$1.0 billion (30.2 shares)	$250 million (8.5 shares)

Aggregate cost of shares repurchased life-to-date under program (millions of shares)	$4.3 billion (130.9 shares)	$1.1 billion (34.7 shares)	$1.5 billion (49.1 shares)

As of December 31, 2008, we had $723 million remaining under our $5.0 billion share repurchase authority. Given the present environment, we do not expect to make further share repurchases before the current program authority expires on March 30, 2009.

In March 2007, we repurchased 1.4 million additional shares of our Common Stock from Altria at a cost of $46.5 million. We paid $32.085 per share, which was the average of the high and the low price of Kraft Common Stock as reported on the NYSE on March 1, 2007. This repurchase was in accordance with our Altria spin-off agreement.

Stock Plans:

Beginning in 2008, we changed our annual and long-term incentive compensation programs to further align them with shareholder returns. Under the annual incentive program, we now grant equity in the form of both restricted or deferred stock and stock options. The restricted or deferred stock will continue to vest 100% after three years, and the stock options will vest one-third each year beginning on the first anniversary of the grant date. Additionally, we changed our long-term incentive plan from a cash-based program to a share-based program. These shares vest based on varying performance, market and service conditions.

In January 2008, we granted 1.4 million shares of stock in connection with our long-term incentive plan. The market value per share was $32.26 on the date of grant. The unvested shares have no voting rights and do not pay dividends.

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

In addition, we also issued 0.2 million off-cycle shares of restricted and deferred stock during 2008. The weighted-average market value per restricted or deferred share was $30.38 on the date of grant. In aggregate, we issued 5.0 million restricted and deferred shares during 2008, including those issued as part of our long-term incentive plan. We also granted 0.1 million off-cycle stock options during 2008 at an exercise price of $30.78. In aggregate, we granted 13.6 million stock options during 2008.

At December 31, 2008, the number of shares to be issued upon exercise of outstanding stock options, vesting of non-U.S. deferred shares and vesting of long-term incentive plan shares was 44.5 million or 3.0% of total shares outstanding.

Our Board of Directors approved a stock option grant to our Chief Executive Officer on May 3, 2007, to recognize her election as our Chairman. She received 300,000 stock options under the 2005 Performance Incentive Plan, which vest under varying market and service conditions and expire ten years after the grant date.

In January 2007, we issued 5.2 million shares of restricted and deferred stock to eligible U.S. and non-U.S. employees as part of our annual incentive program. The market value per restricted or deferred share was $34.655 on the date of grant. Additionally, we issued 1.0 million off-cycle shares of restricted and deferred stock during 2007. The weighted-average market value per restricted or deferred share was $34.085 on the date of grant. The total number of restricted and deferred shares issued in 2007 was 9.2 million, including those issued as a result of our spin-off from Altria (discussed below).

Upon our spin-off, Altria stock awards were modified through the issuance of Kraft stock awards, and accordingly, the Altria stock awards were split into two instruments. Holders of Altria stock options received: 1) a new Kraft option to acquire shares of Kraft Common Stock; and 2) an adjusted Altria stock option for the same number of shares of Altria common stock previously held, but with a proportionally reduced exercise price. For each employee stock option outstanding, the aggregate intrinsic value immediately after our spin-off from Altria was not greater than the aggregate intrinsic value immediately prior to it. Holders of Altria restricted stock or stock rights awarded before January 31, 2007, retained their existing awards and received restricted stock or stock rights in Kraft Common Stock. Recipients of Altria restricted stock or stock rights awarded on or after January 31, 2007, did not receive Kraft restricted stock or stock rights because Altria had announced the spin-off at that time. We reimbursed Altria $179 million for net settlement of the employee stock awards. We determined the fair value of the stock options using the Black-Scholes option valuation model, and adjusted the fair value of the restricted stock and stock rights by the value of projected forfeitures.

Based upon the number of Altria stock awards outstanding upon our spin-off, we granted stock options for 24.2 million shares of Common Stock at a weighted-average price of $15.75. The options expire between 2007 and 2012. In addition, we issued 3.0 million shares of restricted stock and stock rights. The market value per restricted share or right was $31.66 on the date of grant. Restrictions on the majority of these restricted stock and stock rights lapse in either the first quarter of 2008 or 2009.

Dividends:

We paid dividends of $1,663 million in 2008 and $1,638 million in 2007. The 1.5% increase reflects a higher dividend rate in 2008, partially offset by a lower number of shares outstanding because of share repurchases and the split-off of the Post cereals business. During the third quarter of 2008, our Board of Directors approved a 7.4% increase in the current quarterly dividend rate to $0.29 per share on our Common Stock. As a result, the present annualized dividend rate is $1.16 per common share. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.

2009 Outlook

We now expect 2009 diluted EPS of $1.88 versus a previous expectation of at least $2.00. This change reflects a greater-than-anticipated negative impact from currency and pension costs, significantly offset by improved business performance.

Our 2009 guidance reflects expectations of approximately $0.16 in negative impact from currency versus the prior year, $0.08 in higher pension costs and $0.03 in year-over-year dilution from the exit of the Post cereals business. In addition, we expect a $0.09 impact from spending on cost savings initiatives in 2009 and a tax rate of approximately 31.5 percent, up from 2008, which benefited from several discrete items.

The factors described in Item 1A, Risk Factors, represent continuing risks to these forecasts.

New Accounting Standards

See Note 1, Summary of Significant Accounting Policies, and Note 10, Stock Plans, to the consolidated financial statements for a discussion of new accounting standards.

Contingencies

See Note 13, Commitments and Contingencies, to the consolidated financial statements and Part I Item 3. Legal Proceedings for a discussion of contingencies.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

As Kraft operates globally, we use certain financial instruments to manage our foreign currency exchange rate and commodity price risks. We monitor and manage these exposures as part of our overall risk management program. Our risk management program focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. We maintain foreign currency and commodity price risk management policies that principally use derivative instruments to reduce significant, unanticipated earnings fluctuations that may arise from volatility in foreign currency exchange rates and commodity prices. We also sell commodity futures to unprice future purchase commitments, and we occasionally use related futures to cross-hedge a commodity exposure. We are not a party to leveraged derivatives and, by policy, do not use financial instruments for speculative purposes. Refer to Note 1, Summary of Significant Accounting Policies, and Note 12, Financial Instruments, to the consolidated financial statements for further details of our foreign currency and commodity price risk management policies and the types of derivative instruments we use to hedge those exposures.

In October 2008, one of our counterparties, Lehman Brothers Commercial Corporation, filed for bankruptcy. Consequently, we wrote off an insignificant asset related to derivatives held with them. This did not have a significant impact on our foreign currency risk management program.

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

We made the VAR estimates assuming normal market conditions, using a 95% confidence interval. We used a “variance / co-variance” model to determine the observed interrelationships between movements in interest rates and various currencies. These interrelationships were determined by observing interest rate and forward currency rate movements over the prior quarter for the calculation of VAR amounts at December 31, 2008 and 2007, and over each of the four prior quarters for the calculation of average VAR amounts during each year. The values of foreign currency and commodity options do not change on a one-to-one basis with the underlying currency or commodity, and were valued accordingly in the VAR computation.

The estimated potential one-day loss in fair value of our interest rate-sensitive instruments, primarily debt, under normal market conditions and the estimated potential one-day loss in pre-tax earnings from our foreign currency and commodity instruments under normal market conditions, as calculated in the VAR model, were (in millions):

	Pre-Tax Earnings Impact				Fair Value Impact
	At 12/31/08	Average	High	Low	At 12/31/08	Average	High	Low
Instruments sensitive to:
Interest rates					$175	$161	$216	$106
Foreign currency rates	$19	$15	$21	$8
Commodity prices	43	66	91	43

	Pre-Tax Earnings Impact				Fair Value Impact
	At 12/31/07	Average	High	Low	At 12/31/07	Average	High	Low
Instruments sensitive to:
Interest rates					$94	$49	$94	$23
Foreign currency rates	$17	$22	$28	$17
Commodity prices	27	19	27	15

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

Kraft Foods Inc. and Subsidiaries

Consolidated Statements of Earnings

for the years ended December 31,

(in millions of dollars, except per share data)

	2008	2007	2006

Net revenues	$42,201	$36,134	$33,256
Cost of sales	28,186	24,057	21,344

Gross profit	14,015	12,077	11,912

Marketing, administration and research costs	9,059	7,673	7,120
Asset impairment and exit costs	1,024	440	999
Gain on redemption of United Biscuits investment	–	–	(251)
Losses / (gains) on divestitures, net	92	(15)	(117)
Amortization of intangibles	23	13	7

Operating income	3,817	3,966	4,154

Interest and other expense, net	1,240	604	510

Earnings from continuing operations before income taxes	2,577	3,362	3,644

Provision for income taxes	728	1,002	816

Earnings from continuing operations	1,849	2,360	2,828

Earnings and gain from discontinued operations, net of income taxes (Note 2)	1,052	230	232

Net earnings	$2,901	$2,590	$3,060

Per share data:
Basic earnings per share:
Continuing operations	$1.24	$1.50	$1.72
Discontinued operations	0.71	0.14	0.14

Net earnings	$1.95	$1.64	$1.86

Diluted earnings per share:
Continuing operations	$1.22	$1.48	$1.71
Discontinued operations	0.70	0.14	0.14

Net earnings	$1.92	$1.62	$1.85

Dividends declared	$1.12	$1.04	$0.96

See notes to consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Consolidated Balance Sheets, at December 31,

(in millions of dollars)

	2008	2007
ASSETS
Cash and cash equivalents	$1,244	$567
Receivables (net of allowances of $129 in 2008 and $94 in 2007)	4,704	5,197
Inventories, net	3,729	4,096
Deferred income taxes	861	575
Other current assets	828	302

Total current assets	11,366	10,737
Property, plant and equipment, net	9,917	10,778
Goodwill	27,581	31,193
Intangible assets, net	12,926	12,200
Prepaid pension assets	56	1,648
Other assets	1,232	1,437

TOTAL ASSETS	$63,078	$67,993

LIABILITIES
Short-term borrowings	$897	$7,385
Current portion of long-term debt	765	722
Accounts payable	3,373	4,065
Accrued marketing	1,803	1,833
Accrued employment costs	951	913
Other current liabilities	3,255	2,168

Total current liabilities	11,044	17,086
Long-term debt	18,589	12,902
Deferred income taxes	4,064	4,876
Accrued pension costs	2,367	810
Accrued postretirement health care costs	2,678	2,846
Other liabilities	2,136	2,178

TOTAL LIABILITIES	40,878	40,698

Contingencies (Note 13)

SHAREHOLDERS’ EQUITY
Common Stock, no par value (1,735,000,000 shares issued in 2008 and 2007)	–	–
Additional paid-in capital	23,563	23,445
Retained earnings	13,345	12,209
Accumulated other comprehensive losses	(5,994)	(1,835)
Treasury stock, at cost	(8,714)	(6,524)

TOTAL SHAREHOLDERS’ EQUITY	22,200	27,295

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$63,078	$67,993

See notes to consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(in millions of dollars, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Losses) / Earnings	Treasury Stock	Total Shareholders’ Equity

Balances at January 1, 2006	$–	$23,835	$9,453	$ (1,663)	$ (2,032)	$29,593
Comprehensive earnings:
Net earnings	–	–	3,060	–	–	3,060
Other comprehensive earnings, net of income taxes	–	–	–	645	–	645

Total comprehensive earnings						3,705

Adoption of FASB Statement No. 158, net of income taxes	–	–	–	(2,051)	–	(2,051)
Exercise of stock options and issuance of other stock awards	–	(209)	202	–	152	145
Cash dividends declared ($0.96 per share)	–	–	(1,587)	–	–	(1,587)
Common Stock repurchased	–	–	–	–	(1,250)	(1,250)

Balances at December 31, 2006	$–	$23,626	$11,128	$(3,069)	$(3,130)	$28,555
Comprehensive earnings:
Net earnings	–	–	2,590	–	–	2,590
Other comprehensive earnings, net of income taxes	–	–	–	1,234	–	1,234

Total comprehensive earnings						3,824

Adoption of FASB Interpretation No. 48 (Note 1)	–	–	213	–	–	213
Exercise of stock options and issuance of other stock awards	–	33	(79)	–	293	247
Net settlement of employee stock awards with Altria Group, Inc. (Note 10)	–	(179)	–	–	–	(179)
Cash dividends declared ($1.04 per share)	–	–	(1,643)	–	–	(1,643)
Common Stock repurchased	–	–	–	–	(3,687)	(3,687)
Other	–	(35)	–	–	–	(35)

Balances at December 31, 2007	$–	$23,445	$12,209	$(1,835)	$(6,524)	$27,295
Comprehensive earnings / (losses):
Net earnings	–	–	2,901	–	–	2,901
Other comprehensive losses, net of income taxes	–	–	–	(4,159)	–	(4,159)

Total comprehensive losses						(1,258)

Adoption of FASB Statement No. 158, net of income taxes (Note 1)	–	–	(8)	–	–	(8)
Exercise of stock options and issuance of other stock awards	–	118	(81)	–	231	268
Cash dividends declared ($1.12 per share)	–	–	(1,676)	–	–	(1,676)
Common Stock repurchased	–	–	–	–	(777)	(777)
Common Stock tendered (Note 2)	–	–	–	–	(1,644)	(1,644)

Balances at December 31, 2008	$–	$23,563	$13,345	$(5,994)	$(8,714)	$22,200

See notes to consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Consolidated Statements of Cash Flows

for the years ended December 31,

(in millions of dollars)

	2008	2007	2006
CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES
Net earnings	$2,901	$2,590	$3,060
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	986	886	891
Stock-based compensation expense	178	136	142
Deferred income tax benefit	(262)	(436)	(168)
Gain on redemption of United Biscuits investment	–	–	(251)
Losses / (gains) on divestitures, net	92	(15)	(117)
Gain on discontinued operations (Note 2)	(937)	–	–
Asset impairment and exit costs, net of cash paid	731	209	793
Change in assets and liabilities, excluding the effects of acquisitions and divestitures:
Receivables, net	(39)	(268)	(200)
Inventories, net	(130)	(191)	(149)
Accounts payable	29	241	256
Amounts due to Altria Group, Inc. and affiliates	–	(93)	(133)
Other current assets	(535)	(144)	(61)
Other current liabilities	1,012	152	(241)
Change in pension assets and postretirement liabilities, net	19	81	(128)
Other	96	423	26

Net cash provided by operating activities	4,141	3,571	3,720

CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES
Capital expenditures	(1,367)	(1,241)	(1,169)
Acquisitions, net of cash received	(99)	(7,437)	–
Proceeds from divestitures, net of disbursements	97	216	946
Other	49	46	107

Net cash used in by investing activities	(1,320)	(8,416)	(116)

CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES
Net (repayment) / issuance of short-term borrowings	(5,912)	5,649	343
Long-term debt proceeds	7,018	6,495	69
Long-term debt repaid	(795)	(1,472)	(1,324)
(Decrease) / increase in amounts due to Altria Group, Inc. and affiliates	–	(149)	62
Repurchase of Common Stock	(777)	(3,708)	(1,254)
Dividends paid	(1,663)	(1,638)	(1,562)
Other	72	(56)	(54)

Net cash (used in) / provided by financing activities	(2,057)	5,121	(3,720)

Effect of exchange rate changes on cash and cash equivalents	(87)	52	39

Cash and cash equivalents:
Increase / (decrease)	677	328	(77)
Balance at beginning of period	567	239	316

Balance at end of period	$1,244	$567	$239

Cash paid:
Interest	$968	$628	$628

Income taxes	$964	$1,366	$1,560

See notes to consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies:

Nature of Operations and Basis of Presentation:

Kraft Foods Inc. was incorporated in 2000 in the Commonwealth of Virginia. Kraft Foods Inc., through its subsidiaries (Kraft Foods Inc. and subsidiaries are hereinafter referred to as “Kraft,” “we,” “us” and “our”), manufactures and markets packaged foods and beverages in approximately 150 countries.

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

Principles of Consolidation:

The consolidated financial statements include Kraft, as well as our wholly owned and majority owned subsidiaries. Our domestic operating subsidiaries report year-end results as of the Saturday closest to the end of each year, and our international operating subsidiaries generally report year-end results two weeks prior to the Saturday closest to the end of each year.

We account for investments in which we exercise significant influence (20%-50% ownership interest) under the equity method of accounting. We account for investments in which we have an ownership interest of less than 20% and do not exercise significant influence by the cost method of accounting. Minority interest in subsidiaries consists of the equity interest of minority investors in consolidated subsidiaries of Kraft. Kraft’s consolidated minority interest expense, net of taxes, was $9 million in 2008, $3 million in 2007 and $5 million in 2006. All intercompany transactions were eliminated.

Use of Estimates:

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect a number of amounts in our financial statements. Significant accounting policy elections, estimates and assumptions include, among others, pension and benefit plan assumptions, lives and valuation assumptions of goodwill and intangible assets, marketing programs and income taxes. We base our estimates on historical experience and other assumptions that we believe are reasonable. If actual amounts differ from estimates, we include the revisions in our consolidated results of operations in the period the actual amounts become known. Historically, the aggregate differences, if any, between our estimates and actual amounts in any year have not had a significant impact on our consolidated financial statements.

Foreign Currencies:

We translate the results of operations of our foreign subsidiaries using average exchange rates during each period, whereas balance sheet accounts are translated using exchange rates at the end of each period. We record currency translation adjustments as a component of shareholders’ equity. Transaction gains and losses are recorded in earnings and were not significant for any of the periods presented.

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

Long-Lived Assets:

Property, plant and equipment are stated at historical cost and depreciated by the straight-line method over the estimated useful lives of the assets. Machinery and equipment are depreciated over periods ranging from 3 to 20 years and buildings and building improvements over periods up to 40 years.

We review long-lived assets, including amortizable intangible assets, for impairment when conditions exist that indicate the carrying amount of the assets may not be fully recoverable. We perform undiscounted operating cash flow analyses to determine if an impairment exists. When testing assets held for use for impairment, we group assets and liabilities at the lowest level for which cash flows are separately identifiable. If an impairment is determined to exist, the loss is calculated based on estimated fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal.

Software Costs:

We capitalize certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use. Capitalized software costs are included in property, plant and equipment and amortized on a straight-line basis over the estimated useful lives of the software, which do not exceed seven years.

Goodwill and Intangible Assets:

Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, requires us to test goodwill and non-amortizable intangible assets at least annually for impairment. We have recognized goodwill in our reporting units, which are generally one level below our operating segments. We use a two step process to test goodwill at the reporting unit level. The first step involves a comparison of the estimated fair value of each reporting unit with its carrying value. Fair value is estimated using discounted cash flows of the reporting unit based on planned growth rates, estimates of discount rates and residual values. If the carrying value exceeds the fair value, the second step of the process is necessary. The second step measures the difference between the carrying value and implied fair value of goodwill. To test non-amortizable intangible assets for impairment, we compare the fair value of the intangible asset with its carrying value. Fair value of non-amortizable intangible assets is determined using our planned revenue growth rates, estimates of discount rates and royalty rates. If the carrying value exceeds fair value, the intangible asset is considered impaired and is reduced to fair value. Definite lived intangible assets are amortized over their estimated useful lives.

Effective October 1, 2007, we adopted a new accounting policy to perform our annual impairment review of goodwill and non-amortizable intangible assets as of October 1 of each year. The change in our testing date was made to align it with the revised timing of our annual strategic planning process implemented in 2007. Prior to that change, we performed our annual impairment reviews as of January 1 of each year.

During the fourth quarter of 2008, we completed the annual review of goodwill and non-amortizable intangible assets and recorded a $44 million charge for the impairment of intangible assets in the Netherlands, France and Puerto Rico. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans, industry and economic conditions. During our 2008 impairment review, it was determined that our Kraft Biscuit Europe reporting unit was the most sensitive to near-term changes in our discounted cash flow assumptions, as it contains a significant portion of the goodwill recorded upon our 2007 acquisition of the global LU biscuit business of Groupe Danone S.A. (“LU Biscuit”). In 2007, due to the change in our testing date, we completed two reviews of goodwill and non-amortizable intangible assets: during the first quarter as of January 1 and during the fourth quarter as of October 1. We found no impairments during these reviews of goodwill and non-amortizable intangible assets. During the first quarter of 2006, we completed our annual review of goodwill and non-amortizable intangible assets and recorded a $24 million charge for the impairment of intangible assets in Egypt and our hot cereal intangible assets in the U.S. These charges were included within asset impairment and exit costs.

Insurance and Self-Insurance:

We use a combination of insurance and self-insurance for a number of risks, including workers’ compensation, general liability, automobile liability, product liability and our obligation for employee healthcare benefits. Liabilities associated with the risks are estimated by considering historical claims experience and other actuarial assumptions.

Revenue Recognition:

We recognize revenues when title and risk of loss pass to customers, which generally occurs upon shipment or delivery of goods. Revenues are recorded net of consumer incentives and trade promotions and include all shipping and handling charges billed to customers. Kraft’s shipping and handling costs are classified as part of cost of sales. A provision for product returns and allowances for bad debts are also recorded as a reduction to revenues within the same period that the revenue is recognized.

Marketing, Administration and Research Costs:

Marketing – We promote our products with advertising, consumer incentives and trade promotions. These programs include, but are not limited to, discounts, coupons, rebates, in-store display incentives and volume-based incentives. We expense advertising costs either in the period the advertising first takes place or as incurred. Consumer incentive and trade promotion activities are recorded as a reduction to revenues based on amounts estimated as being due to customers and consumers at the end of a period. We base these estimates principally on historical utilization and redemption rates. For interim reporting purposes, advertising and consumer incentive expenses are charged to operations as a percentage of volume, based on estimated volume and related expense for the full year. We do not defer costs on our year-end consolidated balance sheet and all marketing costs are recorded as an expense in the year incurred. Advertising expense was $1,639 million in 2008, $1,471 million in 2007 and $1,308 million in 2006.

Research – We expense costs as incurred for product research and development. Research and development expense was $499 million in 2008, $442 million in 2007 and $414 million in 2006.

Environmental Costs:

We are subject to laws and regulations relating to the protection of the environment. We accrue for environmental remediation obligations on an undiscounted basis when amounts are probable and can be reasonably estimated. The accruals are adjusted as new information develops or circumstances change. Recoveries of environmental remediation costs from third parties are recorded as assets when their receipt is deemed probable. As of December 31, 2008, our subsidiaries were involved in 67 active Superfund and other similar actions in the U.S. related to current operations and certain former or divested operations for which we retain liability.

Based on information currently available, we believe that the ultimate resolution of existing environmental remediation actions and our compliance in general with environmental laws and regulations will not have a material effect on our financial results. However, we cannot quantify with certainty the potential impact of future compliance efforts and environmental remediation actions.

Employee Benefit Plans:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”). SFAS No. 158 requires us to measure plan assets and benefit obligations as of the balance sheet date beginning in 2008. We previously measured our non-U.S. pension plans (other than certain Canadian and French pension plans) at September 30 of each year. On December 31, 2008, we recorded an after-tax decrease of $8 million to retained earnings using the 15-month approach to proportionally allocate the transition adjustment required upon adoption of the measurement provision of SFAS No. 158. The plan assets and benefit obligations of our pension plans and the benefit obligations of our postretirement plans are now all measured at year-end.

We provide a range of benefits to our employees and retired employees. These include pension plans, postretirement health care benefits and postemployment benefits, consisting primarily of severance. We provide pension coverage for certain employees of our non-U.S. subsidiaries through separate plans. Local statutory requirements govern many of these plans. For certain employees hired in the U.S. after January 1, 2009, we have discontinued benefits under our U.S. pension plans, and we have replaced it with an enhanced company contribution to our employee savings plan. Our U.S. and Canadian subsidiaries provide health care and other benefits to most retired employees. Local government plans generally cover health care benefits for retirees outside the U.S. and Canada. Our postemployment benefit plans cover most salaried and certain hourly employees. The cost of these plans is charged to expense over the working life of the covered employees.

Financial Instruments:

As Kraft operates globally, we use certain financial instruments to manage our foreign currency exchange rate and commodity price risks. We monitor and manage these exposures as part of our overall risk management program. Our risk management program focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. We maintain foreign currency and commodity price risk management strategies that seek to reduce significant, unanticipated earnings fluctuations that may arise from volatility in foreign currency exchange rates and commodity prices, principally through the use of derivative instruments.

Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. We formally document the nature of and relationships between the hedging instruments and hedged items, as well as our risk management objectives, strategies for undertaking the various hedge transactions and method of assessing hedge effectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of the forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction will occur. If we deem it probable that the forecasted transaction will not occur, we recognize the gain or loss in earnings currently.

By using derivatives to hedge exposures to changes in exchange rates and commodity prices, Kraft has exposure on these derivatives to credit and market risk. We are exposed to credit risk that the counterparty might fail to fulfill its performance obligations under the terms of the derivative contract. We minimize our credit risk by entering into transactions with high quality counterparties with investment grade credit ratings, limiting the amount of exposure we have with each counterparty and monitoring the financial condition of our counterparties. In October 2008, one of our counterparties, Lehman Brothers Commercial Corporation, filed for bankruptcy. Consequently, we wrote off an insignificant asset related to derivatives held with them. This did not have a significant impact on our foreign currency risk management program. We also maintain a policy of requiring that all significant, non-exchange traded derivative contracts with a duration greater than one year be governed by an International Swaps and Derivatives Association master agreement. Market risk is the risk that the value of the financial instrument might be adversely affected by a change in foreign currency exchange rates, commodity prices or interest rates. We manage market risk by incorporating monitoring parameters within our risk management strategy that limit the types of derivative instruments and derivative strategies we use, and the degree of market risk that may be undertaken by the use of derivative instruments.

We record derivative financial instruments at fair value in our consolidated balance sheets as either current assets or current liabilities. Cash flows from hedging instruments are classified in the same manner as the affected hedged item in the consolidated statements of cash flows.

Commodity cash flow hedges – We are exposed to price risk related to forecasted purchases of certain commodities that we primarily use as raw materials. Accordingly, we use commodity forward contracts as cash flow hedges, primarily for meat, coffee, dairy, sugar, cocoa and wheat. Commodity forward contracts generally qualify for the normal purchase exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS No. 133”) and are, therefore, not subject to its provisions. We use commodity futures and options to hedge the price of certain input costs, including dairy, coffee, cocoa, wheat, corn products, soybean oils, meat products, sugar, natural gas and heating oil. Some of these derivative instruments are highly effective and qualify for hedge accounting treatment under SFAS No. 133. We also sell commodity futures to unprice future purchase commitments, and we occasionally use related futures to cross-hedge a commodity exposure. We are not a party to leveraged derivatives and, by policy, do not use financial instruments for speculative purposes.

For those derivative instruments that are highly effective and qualify for hedge accounting treatment under SFAS No. 133, we defer the effective portion of unrealized gains and losses on commodity futures and option contracts as a component of accumulated other comprehensive earnings / (losses). We recognize the deferred portion as a component of cost of sales when the related inventory is sold. Ineffectiveness is directly recorded as a component of cost of sales. For the derivative instruments that we considered economic hedges but did not designate for hedge accounting treatment under SFAS No. 133, we recognize gains and losses directly as a component of cost of sales.

Foreign currency cash flow hedges – We use various financial instruments to mitigate our exposure to changes in exchange rates from third-party and intercompany actual and forecasted transactions. These instruments include forward foreign exchange contracts, foreign currency swaps and foreign currency options. Based on the size and location of our businesses, we use these instruments to hedge our exposure to certain currencies, including the euro, Swiss franc, British pound and Canadian dollar.

For those derivative instruments that are highly effective and qualify for hedge accounting treatment under SFAS No. 133, we defer the effective portion of unrealized gains and losses associated with forward, swap and option contracts as a component of accumulated other comprehensive earnings / (losses) until the underlying hedged transactions are reported in earnings. We recognize the deferred portion as a component of cost of sales when the related inventory is sold or as foreign currency translation gain or loss for our hedges of intercompany loans when the payments are made. For those derivative instruments that we consider economic hedges but do not designate for hedge accounting treatment under SFAS No. 133, we recognize gains and losses directly as a component of cost of sales or foreign currency translation loss, depending on the nature of the underlying transaction.

Hedges of net investments in foreign operations – We have numerous investments in foreign subsidiaries. The net assets of these subsidiaries are exposed to volatility in foreign currency exchange rates. We use foreign-currency-denominated debt to hedge our net investment in foreign operations against adverse movements in exchange rates. We designated our euro denominated borrowings as a net investment hedge of a portion of our overall European operations. The gains and losses in our net investment in these designated European operations are economically offset by losses and gains in our euro denominated borrowings. The change in the debt’s fair value is recorded in the cumulative translation adjustment component of accumulated other comprehensive earnings / (losses).

Guarantees:

We account for guarantees in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, (“FIN 45”). FIN 45 requires us to disclose certain guarantees and to recognize a liability for the fair value of the obligation of qualifying guarantee activities. See Note 13, Commitments and Contingencies for a further discussion of guarantees.

Income Taxes:

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Prior to our spin-off from Altria, we were included in Altria’s consolidated federal income tax return. We generally computed income taxes on a separate company basis; however, some of our foreign tax credits, capital losses and other credits could not be used on a separate company basis. To the extent that Altria used our foreign tax credits and other tax benefits in its consolidated federal income tax return, we recognized the benefit in the calculation of our provision for income taxes. This benefit was approximately $270 million in 2007 (both through the date of our spin-off from Altria as well as post-spin carryback claims to pre-spin periods) and $195 million in 2006. We made payments to, or were reimbursed by, Altria for the tax effects resulting from being included in Altria’s tax return. As of March 31, 2007, we are no longer a member of the Altria consolidated tax return group, and we now file our own federal consolidated income tax returns. Altria also previously carried our federal tax contingencies on its balance sheet and reported them in its financial statements. As a result of the spin-off, Altria transferred our federal tax contingencies of $375 million to our balance sheet and related interest income of $77 million in 2007. Additionally, during 2007, Altria paid us $305 million for the federal tax contingencies held by them, less the impact of federal reserves reversed due to the adoption of FASB Interpretation No. 48. This amount is reflected as a component of other within the net cash provided by operating activities section of the consolidated statement of cash flows.

In July 2006, the FASB issued Interpretation No. 48, Accounting for the Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). We adopted the provisions of FIN 48 effective January 1, 2007. FIN 48 clarifies when tax benefits should be recorded in the financial statements and provides measurement criteria for valuing such benefits. In order for us to recognize benefits, our tax position must be more likely than not to be sustained upon audit. The amount we recognize is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Before the implementation of FIN 48, we established additional provisions for certain positions that were likely to be challenged even though we believe that those existing tax positions were fully supportable. The adoption of FIN 48 resulted in an increase to shareholders’ equity as of January 1, 2007 of $213 million and resulted from:

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

Reclassification:

We reclassified dividends payable and income taxes in the consolidated balance sheet at December 31, 2007 from separate line items into other current liabilities to conform with the current year’s presentation. We also reclassified income taxes and other working capital items in the consolidated statements of cash flows for the years ended December 31, 2007 and 2006 from separate line items into other current assets and other current liabilities to conform with the current year’s presentation. In addition, we reclassified stock-based compensation expense in the consolidated statements of cash flows for the years ended December 31, 2007 and 2006 from other operating activities to a separate line item to conform with the current year’s presentation.

New Accounting Pronouncements:

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”) as amended in February 2008 by FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157, (“FSP FAS 157-2”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP FAS 157-2 defers the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. As such, we partially adopted the provisions of SFAS No. 157 effective January 1, 2008. The partial adoption of this statement did not have a material impact on our financial statements. We expect to adopt the remaining provisions of SFAS No. 157 beginning in 2009. We expect this adoption to impact the way in which we calculate fair value for our annual impairment review of goodwill and non-amortizable intangible assets, and when conditions exist that require us to calculate the fair value of long-lived assets; however, we do not expect this adoption to have a material impact on our financial statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The provisions are effective for Kraft as of January 1, 2009. This statement requires enhanced disclosures about (i) how and why we use derivative instruments, (ii) how we account for derivative instruments and related hedged items under SFAS No. 133, and (iii) how derivative instruments and related hedged items affect our financial results. We do not expect the adoption of this statement to have a material impact on our financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, (“FSP EITF 03-6-1”). The provisions are effective for Kraft as of January 1, 2009. FSP EITF 03-6-1 considers unvested share-based payment awards with the right to receive nonforfeitable dividends or their equivalents participating securities that should be included in the calculation of EPS under the two-class method. As such, following the adoption of FSP EITF 03-6-1, our restricted and deferred stock awards will be considered participating units in our calculation of EPS. We do not expect the adoption of this statement to have a material impact on our financial statements.

In December 2008, the FASB issued FSP FAS No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, (“FSP FAS No. 132(R)-1”). The provisions are effective for Kraft as of January 1, 2009. FSP FAS No. 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. We do not expect the adoption of this statement to have a material impact on our financial statements.

Note 2. Acquisitions and Divestitures:

LU Biscuit Acquisition:

On November 30, 2007, we acquired LU Biscuit for €5.1 billion (approximately $7.6 billion) in cash. The acquisition included 32 manufacturing facilities and approximately 14,000 employees. We acquired net assets consisting primarily of goodwill of $4,052 million (which will not be deductible for statutory tax purposes), intangible assets of $3,546 million (substantially all of which are indefinite-lived), receivables of $757 million, property, plant and equipment of $1,054 million and inventories of $204 million, and assumed liabilities of $1,063 million consisting primarily of accounts payable and accruals. These purchase price allocations were based upon appraisals that were finalized in the third quarter of 2008. During the second quarter of 2008, we also repaid Groupe Danone S.A. for excess cash received upon the acquisition of LU Biscuit. LU Biscuit contributed net revenues of $3.2 billion during 2008, and $2.8 billion on a proforma basis during 2007. LU Biscuit reported results from operations on a one month lag in 2007; as such, there was no impact on our operating results. On a proforma basis, LU Biscuit’s net earnings for the year ended December 31, 2007 would have been insignificant to Kraft.

United Biscuits Acquisition:

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

Post Cereals Split-off:

On August 4, 2008, we completed the split-off of the Post cereals business into Ralcorp Holdings, Inc. (“Ralcorp”), after an exchange with our shareholders. The exchange is expected to be tax-free to participating shareholders for U.S. federal income tax purposes.

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

On June 25, 2008, Cable Holdco filed a registration statement on Form S-1/S-4/A with the SEC that announced the start of the exchange offer. Approximately 30.5 million shares of Cable Holdco were offered in exchange for Kraft Common Stock at an exchange ratio of 0.6606. The exchange ratio was calculated using the daily volume-weighted average prices of Kraft Common Stock and Ralcorp common stock on the NYSE on the last three trading days of the offer, which expired on August 4, 2008. The exchange offer was over-subscribed and as a result, the number of shares of Kraft Common Stock accepted for exchange in the offer was prorated. Following the merger of Cable Holdco and a Ralcorp subsidiary, the Cable Holdco common stock was exchanged for shares of Ralcorp common stock on a one-for-one basis.

The Post cereals business included such cereals as Honey Bunches of Oats, Pebbles, Shredded Wheat, Selects, Grape-Nuts and Honeycomb. Under Kraft, the brands in this transaction were distributed primarily in North America. In addition to the Post brands, the transaction included four manufacturing facilities, certain manufacturing equipment and approximately 1,230 employees who joined Ralcorp as part of the transaction.

The results of the Post cereals business were reflected as discontinued operations on the consolidated statement of earnings and prior period results were restated in a consistent manner. Pursuant to the Post cereals business Transition Services Agreement, we agreed to provide certain sales, co-manufacturing, distribution, information technology, and accounting and finance services to Ralcorp for up to 12 months, with Ralcorp’s option to extend it for an additional 6 months.

During the fourth quarter of 2008, we increased our gain on discontinued operations by $77 million to correct for a deferred tax liability that should have been written-off upon the split-off of the Post cereals business. As such, our gain from the split-off of the Post cereals business was $937 million.

Summary results of operations for the Post cereals business through August 4, 2008, were as follows:

	For the Years Ended December 31,
	2008	2007	2006
	(in millions)

Net revenues	$666	$1,107	$1,100

Earnings before income taxes	184	365	367
Provision for income taxes	(69)	(135)	(135)
Gain on discontinued operations, net of income taxes	937	–	–

Earnings and gain from discontinued operations, net of income taxes	$1,052	$230	$232

The following assets of the Post cereals business were included in the Post split-off (in millions):

Inventories, net	$83
Property, plant and equipment, net	425
Goodwill	1,234
Other assets	11
Other liabilities	(3)

Distributed assets of the Post cereals business	$1,750

Other Divestitures:

In February 2009, we reached an agreement to divest a juice operation in Brazil. The transaction is subject to customary closing conditions, including regulatory approvals, and we expect it to close by mid-2009.

In 2008, we received $153 million in net proceeds, and recorded pre-tax losses of $92 million on divestitures, primarily related to a Nordic and Baltic snacks operation and four operations in Spain. We recorded after-tax losses of $64 million on these divestitures.

Included in those divestitures were the following, which were a condition of the EU Commission’s approval of our LU Biscuit acquisition:

•	We divested an operation in Spain. From this divestiture, we received $86 million in proceeds and recorded pre-tax losses of $74 million.
•

We divested a biscuit operation in Spain and a trademark in Hungary that we had previously acquired as part of the LU Biscuit acquisition. As such, the impacts of these divestitures were reflected as adjustments to the purchase price allocations.

In 2007, we received $216 million in proceeds and recorded pre-tax gains of $15 million on the divestitures of our hot cereal assets and trademarks, our sugar confectionery assets in Romania and related trademarks and our flavored water and juice brand assets and related trademarks, including Veryfine and Fruit2O. We recorded an after-tax loss of $3 million on these divestitures to reflect the differing book and tax bases of our hot cereal assets and trademarks divestiture.

In 2006, we received $946 million in proceeds and recorded pre-tax gains of $117 million on the divestitures of our pet snacks brand and assets, rice brand and assets, certain Canadian assets, our industrial coconut assets, a U.S. biscuit brand and a U.S. coffee plant. We recorded after-tax gains of $31 million on these divestitures, which reflects the tax expense of $57 million related to the differing book and tax bases on our pet snacks brand and assets divestiture.

These gains and losses on divestitures do not reflect the related asset impairment charges discussed in Note 6, Asset Impairment, Exit and Implementation Costs.

The aggregate operating results of the divestitures discussed above, other than the divestiture of the Post cereals business, were not material to our financial statements in any of the periods presented. Refer to Note 17, Segment Reporting, for details of all (losses) / gains on divestitures by segment.

Note 3. Inventories:

Inventories at December 31, 2008 and 2007 were:

	2008	2007
	(in millions)

Raw materials	$1,568	$1,697
Finished product	2,313	2,541

	3,881	4,238
LIFO reserve	(152)	(142)

Inventories, net	$3,729	$4,096

We used the LIFO method to determine the cost of 35% of inventories at December 31, 2008 and 37% of inventories at December 31, 2007.

Note 4. Property, Plant and Equipment:

Property, plant and equipment at December 31, 2008 and 2007 were:

	2008	2007
	(in millions)

Land and land improvements	$462	$454
Buildings and building equipment	3,913	4,121
Machinery and equipment	12,590	13,750
Construction in progress	850	879

	17,815	19,204
Accumulated depreciation	(7,898)	(8,426)

Property, plant and equipment, net	$9,917	$10,778

Note 5. Goodwill and Intangible Assets: At December 31, 2008 and 2007, goodwill by reportable segment was:
	2008	2007
	(in millions; 2007 restated)

Kraft North America:
U.S. Beverages	$1,290	$1,290
U.S. Cheese	3,000	3,000
U.S. Convenient Meals	1,460	1,460
U.S. Grocery	3,046	3,043
U.S. Snacks (1)	6,965	8,253
Canada & N.A. Foodservice	2,306	2,364
Kraft International:
European Union	7,427	9,392
Developing Markets	2,087	2,391

Total goodwill	$27,581	$31,193

(1) This segment was formerly known as U.S. Snacks & Cereals.

Intangible assets at December 31, 2008 and 2007 were:

	2008	2007
	(in millions)

Non-amortizable intangible assets	$12,758	$12,065
Amortizable intangible assets	254	197

	13,012	12,262
Accumulated amortization	(86)	(62)

Intangible assets, net	$12,926	$12,200

Non-amortizable intangible assets consist substantially of brand names purchased through our acquisitions of Nabisco Holdings Corp., LU Biscuit and certain operations of UB (see Note 2, Acquisitions and Divestitures, for further details). Amortizable intangible assets consist primarily of trademark licenses, customer-related intangibles and non-compete agreements.

The movements in goodwill and intangible assets were:

	2008		2007
	Goodwill	Intangible Assets, at cost	Goodwill	Intangible Assets, at cost
	(in millions)

Balance at January 1	$31,193	$12,262	$25,553	$10,244
Changes due to:
Foreign currency	(1,062)	(516)	536	43
Acquisitions	(1,187)	1,356	5,239	2,196
Divestitures	(1,272)	(37)	(45)	(134)
Asset impairments	(35)	(53)	(3)	(70)
Other	(56)	–	(87)	(17)

Balance at December 31	$27,581	$13,012	$31,193	$12,262

Significant changes to goodwill and intangible assets during 2008 were:

•

Acquisitions – We decreased goodwill by $1,187 million and increased intangible assets by $1,356 million primarily due to refinements of preliminary allocations of purchase price for our acquisition of LU Biscuit. The allocations were based upon appraisals that were finalized in the third quarter of 2008.

•

Divestitures – We reduced goodwill by $1,234 million due to the split-off of our Post cereals business, and we reduced goodwill by $38 million and intangible assets by $37 million due to the divestiture of an operation in Spain.

•

Asset impairments – We recorded asset impairment charges of $34 million to goodwill and $1 million to intangible assets in connection with the divestiture of a Nordic and Baltic snacks operation. We also recorded asset impairment charges of $1 million to goodwill and $8 million to intangible assets in connection with the anticipated divestiture of a juice operation in Brazil. In addition, during the fourth quarter of 2008, we completed our annual review of goodwill and non-amortizable intangible assets, and recorded a $44 million charge for the impairment of intangible assets in the Netherlands, France and Puerto Rico.

•	Other – We reduced goodwill by $56 million primarily related to a reconciliation of our inventory of deferred tax items that also resulted in a write-down of our net deferred tax liabilities.

Significant changes to goodwill and intangible assets during 2007 were:

•

Acquisitions – We increased goodwill by $5,239 million and intangible assets by $2,196 million related to preliminary allocations of purchase price for our acquisition of LU Biscuit. The allocations were later finalized in 2008.

•	Divestitures – We reduced goodwill by $45 million and intangible assets by $134 million primarily due to the divestiture of our hot cereal assets and trademarks.
•	Asset Impairments – We recorded an asset impairment charge of $70 million to intangible assets in conjunction with the divestiture of our flavored water and juice brand assets and related trademarks.
•

Other – We reduced goodwill by $87 million primarily due to the adoption of FIN 48 (see Note 1, Summary of Significant Accounting Policies, for further details), and reduced intangible assets by $17 million primarily due to the removal of a fully amortized intangible asset.

Amortization expense for intangible assets was $23 million in 2008, $13 million in 2007 and $7 million in 2006. We currently estimate amortization expense for each of the next five years to be approximately $20 million or less.

Note 6. Asset Impairment, Exit and Implementation Costs:

Restructuring Program

In 2008, we completed our five-year restructuring program (the “Restructuring Program”). The objectives of this program were to leverage our global scale, realign and lower our cost structure, and optimize capacity. As part of the Restructuring Program, we:

•	incurred $3.1 billion in pre-tax charges reflecting asset disposals, severance and implementation costs;
•	announced the closure of 36 facilities and announced the elimination of approximately 19,000 positions; and
•	will use cash to pay for $2.0 billion of the $3.1 billion in charges.

We incurred charges under the Restructuring Program of $989 million in 2008, $459 million in 2007 and $673 million in 2006. Since the inception of the Restructuring Program, we have paid cash for $1.5 billion of the $3.1 billion in charges. At December 31, 2008, we had $489 million accrued in Restructuring Program costs.

In 2008, we implemented a new operating structure built on three core elements: business units; shared services that leverage the scale of our global portfolio; and a streamlined corporate staff. Within the new structure, business units now have full P&L accountability and are staffed accordingly. This also ensures that we are putting our resources closer to where we make decisions that affect our consumers and customers. Our corporate and shared service functions continue to streamline their organizations and focus on core activities that can more efficiently support the goals of the business units. The intent is to simplify, streamline and increase accountability, with the ultimate goal of generating reliable growth for Kraft. In total, we will eliminate approximately 1,500 positions as we streamline our headquarter functions.

We are also in the process of reorganizing our European operations to function on a pan-European centralized category management and value chain model. After the reorganization is complete, the European Principal Company (“EPC”) will manage the European categories centrally and make decisions for all aspects of the value chain, except for sales and distribution. The European subsidiaries will execute sales and distribution locally, and the local production companies will act as toll manufacturers on behalf of the EPC. The EPC legal entity has been incorporated as Kraft Foods Europe GmbH in Zurich, Switzerland. As part of the reorganization, we incurred $16 million of restructuring costs, $39 million of implementation costs and $11 million of non-recurring costs during 2008; $21 million of restructuring costs, $24 million of implementation costs and $10 million of non-recurring costs during 2007; and $7 million of restructuring costs during 2006. Restructuring and implementation costs are included in the total Restructuring Program charges. Other costs relating to our Kraft Europe Reorganization are recorded as marketing, administration and research costs. Management believes the disclosure of implementation and other non-recurring charges provides readers of our financial statements greater transparency to the total costs of our Kraft Europe Reorganization.

During the second quarter of 2006, we entered into a seven-year, $1.7 billion agreement to receive information technology services from Electronic Data Systems (“EDS”). On June 1, 2006, we began using EDS’s data centers, and EDS started providing us with web hosting, telecommunications and IT workplace services. In 2008, we incurred restructuring costs of $2 million and implementation costs of $14 million related to the EDS transition. In 2007, we reversed $6 million in restructuring costs because our severance costs were lower than originally anticipated, and we incurred implementation costs of $47 million. In 2006, we incurred restructuring costs of $51 million and implementation costs of $56 million. These amounts are included in the total Restructuring Program charges.

Restructuring Costs:

Under the Restructuring Program, we recorded asset impairment and exit costs of $884 million during 2008, $332 million during 2007 and $578 million during 2006. We will pay cash for $659 million of the charges that we incurred during 2008. As part of the program, we announced the closure of six plants during 2008.

Restructuring liability activity for the years ended December 31, 2008 and 2007 was:

	Severance	Asset Write-downs	Other	Total
	(in millions)

Liability balance, January 1, 2007	$165	$–	$32	$197
Charges	156	99	77	332
Cash (spent) / received	(155)	6	(94)	(243)
Charges against assets	(25)	(109)	1	(133)
Currency	13	4	–	17

Liability balance, December 31, 2007	154	–	16	170
Charges	590	195	99	884
Cash (spent) / received	(255)	33	(71)	(293)
Charges against assets	(30)	(214)	2	(242)
Currency	(15)	(14)	(1)	(30)

Liability balance, December 31, 2008	$444	$–	$45	$489

Severance charges include the cost of benefits received by terminated employees. As of December 31, 2008, we had eliminated approximately 15,200 positions, and we had announced our intent to eliminate an additional 3,800 positions. Severance charges against assets primarily relate to incremental pension costs, which reduce prepaid pension assets. Asset impairment write-downs were caused by plant closings and related activity. Cash received on asset write-downs reflects the net cash proceeds from the sales of assets previously written-down under the Restructuring Program. We incurred other costs related primarily to the renegotiation of supplier contract costs, workforce reductions associated with facility closings and the termination of leasing agreements.

Implementation Costs:

Implementation costs are directly attributable to exit costs; however, they do not qualify for treatment under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. These costs primarily include the discontinuance of certain product lines, incremental expenses related to the closure of facilities, the EDS transition and the reorganization of our European operations discussed above. Management believes the disclosure of implementation charges provides readers of our financial statements greater transparency to the total costs of our Restructuring Program. Substantially all implementation costs incurred in 2008 will require cash payments.

Implementation costs associated with the Restructuring Program were:

	2008	2007	2006
	(in millions)

Cost of sales	$38	$67	$25
Marketing, administration and research costs	67	60	70

Total implementation costs	$105	$127	$95

Asset Impairment Charges

During our 2008 review of goodwill and non-amortizable intangible assets, we recorded a $44 million charge for the impairment of intangible assets in the Netherlands, France and Puerto Rico. In addition, in December 2008, we reached a preliminary agreement to divest a juice operation in Brazil and reached an agreement to sell a cheese plant in Australia. In anticipation of divesting the juice operation in Brazil, we recorded an asset impairment charge of $13 million in the fourth quarter of 2008. The charge primarily included the write-off of associated intangible assets of $8 million and property, plant and equipment of $4 million. In anticipation of selling the cheese plant in Australia, we recorded an asset impairment charge of $28 million to property, plant and equipment in the fourth quarter of 2008. Additionally, in 2008, we divested a Nordic and Baltic snacks operation and incurred an asset impairment charge of $55 million in connection with the divestiture. This charge primarily included the write-off of associated goodwill of $34 million and property, plant and equipment of $16 million. We recorded the aggregate asset impairment charges within asset impairment and exit costs.

In 2007, we divested our flavored water and juice brand assets and related trademarks. In recognition of the divestiture, we recorded a $120 million asset impairment charge for these assets. The charge primarily included the write-off of associated intangible assets of $70 million and property, plant and equipment of $47 million and was recorded within asset impairment and exit costs.

During our 2006 annual review of goodwill and non-amortizable intangible assets, we recorded a $24 million charge for the impairment of intangible assets in Egypt and our hot cereal intangible assets in the U.S. Additionally, during 2006, we re-evaluated the business model for our Tassimo hot beverage system, the revenues of which lagged our projections. This evaluation resulted in a $245 million asset impairment charge related to lower utilization of existing manufacturing capacity. We also incurred an asset impairment charge of $86 million during 2006 in recognition of our pet snacks brand and assets divestiture. The charge primarily included the write-off of a portion of the associated goodwill of $25 million and intangible assets of $55 million. In addition, in January 2007, we announced the divestiture of our hot cereal assets and trademarks. We recorded an asset impairment charge of $69 million in the fourth quarter of 2006 in connection with the anticipated divestiture. The charge primarily included the write-off of a portion of the associated goodwill of $15 million and intangible assets of $52 million. The transaction closed in 2007 and no further impairment charges were incurred for this divestiture. We recorded the aggregate asset impairment charges within asset impairment and exit costs.

Total – Asset Impairment, Exit and Implementation Costs

We included the asset impairment, exit and implementation costs discussed above, for the years ended December 31, 2008, 2007 and 2006 in segment operating income as follows:

	For the Year Ended December 31, 2008
	Restructuring Costs	Asset Impairment	Total Asset Impairment and Exit Costs	Implementation Costs	Total
	(in millions)
Kraft North America:
U.S. Beverages	$59	$–	$59	$8	$67
U.S. Cheese	31	–	31	7	38
U.S. Convenient Meals	31	–	31	7	38
U.S. Grocery	36	–	36	5	41
U.S. Snacks	72	–	72	9	81
Canada & N.A. Foodservice	100	–	100	10	110
Kraft International:
European Union	418	89	507	56	563
Developing Markets	137	51	188	3	191

Total – continuing operations	884	140	1,024	105	1,129
Discontinued operations	–	–	–	–	–

Total	$884	$140	$1,024	$105	$1,129

	For the Year Ended December 31, 2007
	Restructuring Costs	Asset Impairment	Total Asset Impairment and Exit Costs	Implementation Costs	Total
	(in millions; as restated)
Kraft North America:
U.S. Beverages	$12	$120	$132	$7	$139
U.S. Cheese	50	–	50	25	75
U.S. Convenient Meals	20	–	20	15	35
U.S. Grocery	25	–	25	7	32
U.S. Snacks	17	–	17	15	32
Canada & N.A. Foodservice	50	–	50	2	52
Kraft International:
European Union	108	–	108	44	152
Developing Markets	38	–	38	12	50

Total – continuing operations	320	120	440	127	567
Discontinued operations	12	–	12	–	12

Total	$332	$120	$452	$127	$579

	For the Year Ended December 31, 2006
	Restructuring Costs	Asset Impairment	Total Asset Impairment and Exit Costs	Implementation Costs	Total
	(in millions; as restated)
Kraft North America:
U.S. Beverages	$17	$75	$92	$10	$102
U.S. Cheese	77	–	77	12	89
U.S. Convenient Meals	81	–	81	8	89
U.S. Grocery	37	–	37	11	48
U.S. Snacks	35	168	203	16	219
Canada & N.A. Foodservice	24	–	24	7	31
Kraft International:
European Union	230	170	400	23	423
Developing Markets	74	11	85	8	93

Total – continuing operations	575	424	999	95	1,094
Discontinued operations	3	–	3	–	3

Total	$578	$424	$1,002	$95	$1,097

Note 7. Debt and Borrowing Arrangements: Short-Term Borrowings: At December 31, 2008 and 2007, our short-term borrowings and related average interest rates consisted of:
	2008		2007
	Amount Outstanding	Average Year-End Rate	Amount Outstanding	Average Year-End Rate
	(in millions)		(in millions)

Commercial paper	$606	2.6%	$1,608	5.0%
LU Biscuit bridge facility	–	–	5,527	5.2%
Bank loans	291	13.0%	250	7.2%

Total short-term borrowings	$897		$7,385

The fair values of our short-term borrowings at December 31, 2008 and 2007, based upon current market interest rates, approximate the amounts disclosed above.

Borrowing Arrangements:

We maintain a revolving credit facility that we have historically used for general corporate purposes and to support our commercial paper issuances. The $4.5 billion, multi-year revolving credit facility expires in April 2010. No amounts have been drawn on this facility. In October 2008, one of the syndicate banks under our credit facility, Lehman Commercial Paper, Inc., filed for bankruptcy protection. Lehman’s commitment under our credit facility is approximately $136 million. We do not expect to replace them, and our capacity under our credit facility will accordingly be reduced to approximately $4.4 billion.

We must maintain a net worth of at least $20.0 billion under the terms of our revolving credit facility. At December 31, 2008, our net worth was $22.2 billion. We expect to continue to meet this covenant. The revolving credit facility has no other financial covenants, credit rating triggers or provisions that could require us to post collateral as security.

In addition to the above, some of our international subsidiaries maintain primarily uncommitted credit lines to meet short-term working capital needs. Collectively, these credit lines amounted to $1.7 billion at December 31, 2008. Borrowings on these lines amounted to $291 million at December 31, 2008 and $250 million at December 31, 2007.

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

Long-Term Debt:

On December 19, 2008, we issued $500 million of senior unsecured notes and used the net proceeds ($498 million) for general corporate purposes, including the repayment of outstanding commercial paper. The general terms of the $500 million notes are: $500 million total principal notes due February 19, 2014 at a fixed, annual interest rate of 6.750%. Interest is payable semiannually, and began on February 19, 2009.

On May 22, 2008, we issued $2.0 billion of senior unsecured notes and used the net proceeds ($1,967 million) for general corporate purposes, including the repayment of borrowings under our LU Biscuit Bridge Facility and other short-term borrowings. The general terms of the $2.0 billion notes are:

•	$1,250 million total principal notes due August 23, 2018 at a fixed, annual interest rate of 6.125%. Interest is payable semiannually beginning February 23, 2009.
•	$750 million total principal notes due January 26, 2039 at a fixed, annual interest rate of 6.875%. Interest is payable semiannually, and began on January 26, 2009.

On March 20, 2008, we issued €2.85 billion (approximately $4.5 billion) of senior unsecured notes and used the net proceeds (approximately $4,470 million) to repay a portion of our LU Biscuit Bridge Facility. The general terms of the €2.85 billion notes are:

•	€2.0 billion (approximately $3.2 billion) total principal notes due March 20, 2012 at a fixed, annual interest rate of 5.750%. Interest is payable annually beginning March 20, 2009.
•	€850 million (approximately $1.3 billion) total principal notes due March 20, 2015 at a fixed, annual interest rate of 6.250%. Interest is payable annually beginning March 20, 2009.

On December 12, 2007, we issued $3.0 billion of senior unsecured notes and used the net proceeds ($2,966 million) for general corporate purposes, including the repayment of outstanding commercial paper and a portion of our LU Biscuit Bridge Facility. The general terms of the $3.0 billion notes are:

•	$2.0 billion total principal notes due February 1, 2018 at a fixed, annual interest rate of 6.125%. Interest is payable semiannually, and began on August 1, 2008.
•	$1.0 billion total principal notes due February 1, 2038 at a fixed, annual interest rate of 6.875%. Interest is payable semiannually, and began on August 1, 2008.

On August 13, 2007, we issued $3.5 billion of senior unsecured notes and used the net proceeds ($3,462 million) for general corporate purposes, including the repayment of outstanding commercial paper. The general terms of the $3.5 billion notes are:

•	$250 million total principal notes due August 11, 2010 at a fixed, annual interest rate of 5.625%. Interest is payable semiannually, and began on February 11, 2008.
•	$750 million total principal notes due February 11, 2013 at a fixed, annual interest rate of 6.000%. Interest is payable semiannually, and began on February 11, 2008.
•	$1.5 billion total principal notes due August 11, 2017 at a fixed, annual interest rate of 6.500%. Interest is payable semiannually, and began on February 11, 2008.
•	$750 million total principal notes due August 11, 2037 at a fixed, annual interest rate of 7.000%. Interest is payable semiannually, and began on February 11, 2008.
•

$250 million total principal notes due August 11, 2010 at a floating, annual interest rate of LIBOR plus 50 basis points that resets quarterly. The rate as of December 31, 2008 was 2.735%. Interest on the floating rate notes is payable quarterly, and began on November 13, 2007.

The notes from all issuances discussed above include covenants that restrict our ability to incur debt secured by liens above a certain threshold. We are also required to offer to purchase these notes at a price equal to 101% of the aggregate principal amount, plus accrued and unpaid interest to the date of repurchase, if we experience both of the following:

(i)	a “change of control” triggering event, and
(ii)	a downgrade of these notes below an investment grade rating by each of Moody’s Investors Service, Inc., Standard & Poor’s Ratings Services and Fitch, Inc. within a specified period.

We expect to continue to comply with our long-term debt covenants.

At December 31, 2008 and 2007, our long-term debt consisted of (interest rates were as of December 31, 2008):

	2008	2007
	(in millions)

Notes, 2.74% to 7.55% (average effective rate 6.17%), due through 2039	$15,130	$13,392
Euro notes, 5.75% to 6.25% (average effective rate 5.98%), due through 2015	3,970	–
7% Debenture (effective rate 11.32%), $200 million face amount, due 2011	182	175
Other foreign currency obligations	11	16
Capital leases and other	61	41

Total long-term debt	19,354	13,624
Less current portion of long-term debt	(765)	(722)

Long-term debt	$18,589	$12,902

Aggregate maturities of long-term debt are (in millions):
2009	$765
2010	508
2011	2,208
2012	4,300
2013	1,555
Thereafter	10,118

On October 1, 2008, we repaid $700 million in notes. This repayment was primarily financed from commercial paper issuances.

Fair Value:

The aggregate fair value of our long-term debt, based on quoted prices in active markets for identical liabilities, was $19,629 million at December 31, 2008 and $13,903 million at December 31, 2007.

The aggregate fair value of our third-party debt, based on market quotes, at December 31, 2008, was $20,526 million as compared with the carrying value of $20,251 million. The aggregate fair value of our third-party debt at December 31, 2007, was $21,288 million as compared with the carrying value of $21,009 million.

Interest and Other Expense:

Interest and other (income) / expense was:

	For the Years Ended December 31,
	2008	2007	2006
	(in millions)
Interest and other expense, net:
Interest expense, external debt	$1,272	$739	$609
Interest income, Altria and affiliates	–	(74)	(47)
Other income, net	(32)	(61)	(52)

Total interest and other expense, net	$1,240	$604	$510

Note 8. Capital Stock:

Our articles of incorporation authorize 3.0 billion shares of Class A common stock, 2.0 billion shares of Class B common stock and 500 million shares of preferred stock. Shares of Class A common stock issued, repurchased and outstanding were:

	Shares Issued	Shares Repurchased	Shares Outstanding

Balance at January 1, 2006	555,000,000	(65,119,245)	489,880,755
Repurchase of shares	–	(38,744,248)	(38,744,248)
Exercise of stock options and issuance of other stock awards	–	4,836,138	4,836,138

Balance at December 31, 2006	555,000,000	(99,027,355)	455,972,645
Repurchase of shares	–	(111,516,043)	(111,516,043)
Exercise of stock options and issuance of other stock awards	–	9,321,018	9,321,018
Conversion of Class B common shares to Class A common shares	1,180,000,000	–	1,180,000,000

Balance at December 31, 2007	1,735,000,000	(201,222,380)	1,533,777,620
Repurchase of shares	–	(25,272,255)	(25,272,255)
Shares tendered (Note 2)	–	(46,119,899)	(46,119,899)
Exercise of stock options and issuance of other stock awards	–	6,915,974	6,915,974

Balance at December 31, 2008	1,735,000,000	(265,698,560)	1,469,301,440

Upon the spin-off, Altria converted all of its Class B shares of Kraft common stock into Class A shares of Kraft common stock. Following our spin-off from Altria, we only have Class A common stock outstanding. There were no Class B common stock or preferred shares issued and outstanding at December 31, 2008 and 2007.

On August 4, 2008, we completed the split-off of the Post cereals business. In this transaction, approximately 46.1 million shares of Kraft Common Stock were tendered for $1,644 million.

At December 31, 2008, 139,940,307 shares of Common Stock were reserved for stock options and other stock awards.

Our Board of Directors authorized the following Common Stock repurchase programs. We are not obligated to repurchase any of our Common Stock and may suspend our current program at our discretion. The total repurchases under these programs were 25.3 million shares for $777 million in 2008, 110.1 million shares for $3,640 million in 2007, and 38.7 million shares for $1,250 million in 2006. We made these repurchases of our Common Stock in open market transactions.

Share Repurchase Program Authorized by the Board of Directors	$5.0 billion	$2.0 billion	$1.5 billion

Authorized / completed period for repurchase	April 2007 – March 2009	March 2006 – March 2007	December 2004 – March 2006

Aggregate cost of shares repurchased in 2008 (millions of shares)	$777 million (25.3 shares)

Aggregate cost of shares repurchased in 2007 (millions of shares)	$3.5 billion (105.6 shares)	$140 million (4.5 shares)

Aggregate cost of shares repurchased in 2006 (millions of shares)		$1.0 billion (30.2 shares)	$250 million (8.5 shares)

Aggregate cost of shares repurchased life-to-date under program (millions of shares)	$4.3 billion (130.9 shares)	$1.1 billion (34.7 shares)	$1.5 billion (49.1 shares)

In March 2007, we repurchased 1.4 million additional shares of our Common Stock from Altria at a cost of $46.5 million. We paid $32.085 per share, which was the average of the high and the low price of Kraft Common Stock as reported on the NYSE on March 1, 2007. This repurchase was in accordance with our Altria spin-off agreement.

Note 9. Accumulated Other Comprehensive Losses:

The components of accumulated other comprehensive losses were:

	Currency Translation Adjustments	Pension and Other Benefits	Derivatives Accounted for as Hedges	Total
	(in millions)

Balances at January 1, 2006	$(1,290)	$(369)	$(4)	$(1,663)
Other comprehensive earnings / (losses), net of income taxes:
Currency translation adjustments	567	–	–	567
Additional minimum pension liability	–	78	–	78

Total other comprehensive earnings				645

Adoption of FASB Statement No. 158, net of income taxes	–	(2,051)	–	(2,051)

Balances at December 31, 2006	$(723)	$(2,342)	$(4)	$(3,069)
Other comprehensive earnings / (losses), net of income taxes:
Currency translation adjustments	672	(78)	–	594
Amortization of experience losses and prior service costs	–	154	–	154
Pension settlement	–	45	–	45
Net actuarial gain arising during period	–	410	–	410
Change in fair value of cash flow hedges	–	–	31	31

Total other comprehensive earnings				1,234

Balances at December 31, 2007	$(51)	$(1,811)	$27	$(1,835)
Other comprehensive earnings / (losses), net of income taxes:
Currency translation adjustments	(2,348)	114	–	(2,234)
Amortization of experience losses and prior service costs	–	98	–	98
Pension settlement	–	48	–	48
Net actuarial loss arising during period	–	(2,021)	–	(2,021)
Change in fair value of cash flow hedges	–	–	(50)	(50)

Total other comprehensive losses				(4,159)

Balances at December 31, 2008	$(2,399)	$(3,572)	$(23)	$(5,994)

Note 10. Stock Plans:

Beginning in 2008, we changed our annual and long-term incentive compensation programs to further align them with shareholder returns. Under the annual incentive program, we now grant equity in the form of both restricted or deferred stock and stock options. The restricted or deferred stock will continue to vest 100% after three years, and the stock options will vest one-third each year beginning on the first anniversary of the grant date. Additionally, we changed our long-term incentive plan from a cash-based program to a share-based program. These shares vest based on varying performance, market and service conditions.

Under the Kraft 2005 Performance Incentive Plan (the “2005 Plan”), we may grant to eligible employees awards of stock options, stock appreciation rights, restricted stock, restricted and deferred stock units, and other awards based on our Common Stock, as well as performance-based annual and long-term incentive awards. We are authorized to issue a maximum of 150 million shares of our Common Stock under the 2005 Plan, of which no more than 45 million shares may be awarded as restricted or deferred stock. In addition, under the Kraft 2006 Stock Compensation Plan for Non-Employee Directors (the “2006 Directors Plan”), we may grant up to 500,000 shares of Common Stock to members of the Board of Directors who are not our full-time employees. At December 31, 2008, there were 95,075,163 shares available to be granted under the 2005 Plan and 412,996 shares available to be granted under the 2006 Directors Plan. Restricted or deferred shares available for grant under the 2005 Plan at December 31, 2008, were 27,229,592.

All stock awards are issued to employees from treasury stock. We have no specific policy to repurchase Common Stock to mitigate the dilutive impact of options; however, we have historically made adequate discretionary purchases, based on cash availability, market trends and other factors, to satisfy stock option exercise activity.

On January 1, 2006, we adopted SFAS No. 123 (Revised 2004), Share-Based Payment, (“SFAS No. 123(R)”) under the modified prospective method. The adoption of SFAS No. 123(R) had an insignificant impact on earnings in 2006. The gross cumulative effect was recorded in marketing, administration and research costs.

Stock Option Plan:

Stock options are granted at an exercise price equal to the market value of the underlying stock on the grant date, generally become exercisable one-third each year beginning on the first anniversary of the grant date and have a maximum term of ten years. Prior to 2008, we had not granted stock options through a broad-based program since 2002.

We account for our employee stock options under the fair value method of accounting using a modified Black-Scholes methodology to measure stock option expense at the date of grant. The fair value of the stock options at the date of grant is amortized to expense over the vesting period. We recorded compensation expense related to stock options of $18 million in 2008. The deferred tax benefit recorded related to this compensation expense was $6 million in 2008. The unamortized compensation expense related to our stock options was $40 million at December 31, 2008 and is expected to be recognized over a weighted-average period of two years. Our weighted-average Black-Scholes fair value assumptions were as follows:

	Risk-Free Interest Rate	Expected Life	Expected Volatility	Expected Dividend Yield	Fair Value at Grant Date

2008	3.08%	6 years	21.04%	3.66%	$4.49

The risk free interest rate represents the rate on zero-coupon U.S. government issues with a remaining term equal to the expected life of the options. The expected life is the period over which our employees are expected to hold their options. It is based on the simplified method from the SEC safe harbor guidelines. Volatility reflects historical movements in our stock price for a period commensurate with the expected life of the options. Dividend yield is estimated over the expected life of the options based on our stated dividend policy.

Stock option activity for the year ended December 31, 2008 was:

		Shares Subject to Option	Weighted- Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value

	Balance at January 1, 2008	31,066,239	$21.47
	Options granted	13,565,920	29.49
	Options exercised	(4,956,807)	16.12
	Options cancelled	(1,189,793)	29.37

	Balance at December 31, 2008	38,485,559	24.74	4 years	$163 million

	Exercisable at December 31, 2008	25,429,519	22.26	2 years	$163 million

In February 2008, as part of our annual incentive program, we granted 13.5 million stock options to eligible U.S. and non-U.S. employees at an exercise price of $29.49. We also granted 0.1 million off-cycle stock options during 2008 at an exercise price of $30.78.

On May 3, 2007, our Board of Directors approved a stock option grant to our CEO to recognize her election as our Chairman. She received 300,000 stock options under the 2005 Plan, which vest under varying market and service conditions and expire ten years after the grant date. The grant had an insignificant impact on earnings in 2007.

Prior to our IPO, certain Kraft employees participated in Altria’s stock compensation plans. After the IPO, Altria did not issue stock awards to our employees, other than reloads of previously issued options and stock awards issued as a result of our spin-off from Altria. No reloads were issued during 2008 and 2007. Compensation expense for Altria stock option awards for reloads totaled $3 million in 2006, and the related tax benefit totaled $1 million. The fair value of the awards was determined using a modified Black-Scholes methodology using the following weighted-average assumptions for Altria common stock.

	Risk-Free Interest Rate	Expected Life	Expected Volatility	Expected Dividend Yield	Fair Value at Grant Date

2006 Altria	4.87%	4 years	26.73%	4.43%	$12.79

The total intrinsic value of options exercised was $76 million in 2008, $90 million in 2007 and $7 million in 2006. Cash received from options exercised was $80 million in 2008, $124 million in 2007 and $55 million in 2006. The actual tax benefit realized for the tax deductions from the option exercises totaled $44 million in 2008, $35 million in 2007 and $3 million in 2006.

Restricted Stock Plans:

We may grant shares of restricted or deferred stock to eligible employees, giving them in most instances all of the rights of shareholders, except that they may not sell, assign, pledge or otherwise encumber the shares. Shares of restricted and deferred stock are subject to forfeiture if certain employment conditions are not met. Restricted and deferred stock generally vests on the third anniversary of the grant date.

Shares granted in connection with our long-term incentive plan vest based on varying performance, market and service conditions. The unvested shares have no voting rights and do not pay dividends.

The fair value of the restricted and deferred shares at the date of grant is amortized to earnings over the restriction period. We recorded compensation expense related to restricted and deferred stock of $160 million in 2008, $136 million in 2007 and $139 million (including a pre-tax cumulative effect gain of $9 million from the adoption of SFAS No. 123(R)) in 2006. The deferred tax benefit recorded related to this compensation expense was $53 million in 2008, $47 million in 2007 and $51 million in 2006. The unamortized compensation expense related to our restricted and deferred stock was $172 million at December 31, 2008 and is expected to be recognized over a weighted-average period of two years.

Our restricted and deferred stock activity for the year ended December 31, 2008 was:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share

Balance at January 1, 2008	18,660,910	$32.21
Granted	4,968,452	30.38
Vested	(6,645,606)	32.66
Forfeited	(1,732,951)	31.84

Balance at December 31, 2008	15,250,805	31.46

In January 2008, we granted 1.4 million shares of stock in connection with our long-term incentive plan, and the market value per share was $32.26 on the date of grant. In February 2008, as part of our annual incentive program, we issued 3.4 million shares of restricted and deferred stock to eligible U.S. and non-U.S. employees, and the market value per restricted or deferred share was $29.49 on the date of grant. We also issued 0.2 million off-cycle shares of restricted and deferred stock during 2008, and the weighted-average market value per restricted or deferred share was $30.38 on the date of grant.

In January 2007, we issued 5.2 million shares of restricted and deferred stock to eligible U.S. and non-U.S. employees as part of our annual incentive program. The market value per restricted or deferred share was $34.655 on the date of grant. Additionally, we issued 1.0 million off-cycle shares of restricted and deferred stock during 2007. The weighted-average market value per restricted or deferred share was $34.085 on the date of grant. The total number of restricted and deferred shares issued in 2007 was 9.2 million, including those issued as a result of our spin-off from Altria (discussed below).

The weighted-average grant date fair value of restricted and deferred stock granted was $151 million, or $30.38 per restricted or deferred share, in 2008, $310 million, or $33.63 per restricted or deferred share, in 2007 and $200 million, or $29.16 per restricted or deferred share, in 2006. The vesting date fair value of restricted and deferred stock was $196 million in 2008, $153 million in 2007, and $123 million in 2006.

Bifurcation of Stock Awards Upon Spin-Off from Altria:

Upon our spin-off, Altria stock awards were modified through the issuance of Kraft stock awards, and accordingly, the Altria stock awards were split into two instruments. Holders of Altria stock options received: 1) a new Kraft option to acquire shares of Kraft Common Stock; and 2) an adjusted Altria stock option for the same number of shares of Altria common stock previously held, but with a proportionally reduced exercise price. For each employee stock option outstanding, the aggregate intrinsic value immediately after our spin-off from Altria was not greater than the aggregate intrinsic value immediately prior to it. Holders of Altria restricted stock or stock rights awarded before January 31, 2007 retained their existing awards and received restricted stock or stock rights in Kraft Common Stock. Recipients of Altria restricted stock or stock rights awarded on or after January 31, 2007 did not receive Kraft restricted stock or stock rights because Altria had announced the spin-off at that time. We reimbursed Altria $179 million for net settlement of the employee stock awards. We determined the fair value of the stock options using the Black-Scholes option valuation model, and adjusted the fair value of the restricted stock and stock rights by the value of projected forfeitures.

Based upon the number of Altria stock awards outstanding upon our spin-off, we granted stock options for 24.2 million shares of Kraft Common Stock at a weighted-average price of $15.75. The options expire between 2007 and 2012. In addition, we issued 3.0 million shares of restricted stock and stock rights. The market value per restricted share or right was $31.66 on the date of grant. Restrictions on the majority of these restricted stock and stock rights lapse in the first quarter of either 2008 or 2009.

Note 11. Benefit Plans:

Pension Plans

Obligations and Funded Status:

The projected benefit obligations, plan assets and funded status of our pension plans at December 31, 2008 and 2007 were:

	U.S. Plans		Non-U.S. Plans
	2008	2007	2008	2007
	(in millions)

Benefit obligation at January 1	$5,952	$6,286	$4,275	$4,079
Service cost	149	159	107	101
Interest cost	371	365	257	194
Benefits paid	(314)	(325)	(269)	(219)
Settlements paid	(331)	(260)	(16)	–
Actuarial losses / (gains)	306	(287)	(542)	(326)
Currency	–	–	(710)	423
Other	–	14	109	23

Benefit obligation at December 31	6,133	5,952	3,211	4,275

Fair value of plan assets at January 1	7,006	7,027	4,041	3,466
Actual return on plan assets	(2,028)	545	(761)	166
Contributions	53	19	180	269
Benefits paid	(314)	(325)	(269)	(219)
Settlements paid	(331)	(260)	(16)	–
Currency	–	–	(615)	357
Other	–	–	58	2

Fair value of plan assets at December 31	4,386	7,006	2,618	4,041

Net pension (liability) / asset recognized at December 31	$(1,747)	$1,054	$(593)	$(234)

The accumulated benefit obligation, which represents benefits earned to the measurement date, was $5,464 million at December 31, 2008 and $5,349 million at December 31, 2007 for the U.S. pension plans. The accumulated benefit obligation for the non-U.S. pension plans was $3,024 million at December 31, 2008 and $3,979 million at December 31, 2007.

The combined U.S. and non-U.S. pension plans resulted in a net pension liability of $2,340 million at December 31, 2008 and a net prepaid pension asset of $820 million at December 31, 2007. We recognized these amounts in our consolidated balance sheets at December 31, 2008 and 2007 as follows:

	2008	2007
	(in millions)

Prepaid pension assets	$56	$1,648
Other accrued liabilities	(29)	(18)
Accrued pension costs	(2,367)	(810)

	$(2,340)	$820

Our U.S. and certain of our non-U.S. plans are under funded and have accumulated benefit obligations in excess of plan assets. For these plans, the projected benefit obligations, accumulated benefit obligations and the fair value of plan assets at December 31, 2008 and 2007 were:

	U.S. Plans		Non-U.S. Plans
	2008	2007	2008	2007
	(in millions)

Projected benefit obligation	$6,133	$203	$1,740	$1,470
Accumulated benefit obligation	5,464	180	1,664	1,378
Fair value of plan assets	4,386	–	1,144	771
We used the following weighted-average assumptions to determine our benefit obligations under the pension plans at December 31:
	U.S. Plans		Non-U.S. Plans
	2008	2007	2008	2007

Discount rate	6.10%	6.30%	6.41%	5.44%
Expected rate of return on plan assets	8.00%	8.00%	7.25%	7.43%
Rate of compensation increase	4.00%	4.00%	3.09%	3.13%

Year-end discount rates for our U.S. and Canadian plans were developed from a model portfolio of high quality, fixed-income debt instruments with durations that match the expected future cash flows of the benefit obligations. Year-end discount rates for our non-U.S. plans (other than Canadian pension plans) were developed from local bond indices that match local benefit obligations as closely as possible. Changes in our discount rates were primarily the result of changes in bond yields year-over-year. We determine our expected rate of return on plan assets from the plan assets’ historical long-term investment performance, current asset allocation and estimates of future long-term returns by asset class.

Components of Net Pension Cost:

Net pension cost consisted of the following for the years ended December 31, 2008, 2007 and 2006:

	U.S. Plans			Non-U.S. Plans
	2008	2007	2006	2008	2007	2006
	(in millions)

Service cost	$149	$159	$170	$91	$101	$95
Interest cost	371	365	354	222	194	169
Expected return on plan assets	(526)	(523)	(504)	(285)	(251)	(203)
Amortization:
Net loss from experience differences	85	138	198	31	66	73
Prior service cost	7	5	5	7	9	8
Other expense	74	68	66	16	4	13

Net pension cost	$160	$212	$289	$82	$123	$155

Retired employees elected lump-sum payments, resulting in settlement losses for the U.S. plans of $55 million in 2008, $47 million in 2007 and $49 million in 2006. Additionally, as previously discussed in Note 6, Asset Impairment, Exit and Implementation Costs, we announced several workforce reduction initiatives as part of the Restructuring Program. Employees left Kraft under these initiatives, resulting in settlement losses for the U.S. plans of $19 million in 2008, $21 million in 2007 and $17 million in 2006. Non-U.S. plant closures and early retirement benefits resulted in curtailment and settlement losses of $16 million in 2008, $4 million in 2007 and $13 million in 2006. These costs are included in other expense above.

For the U.S. plans, we determine the expected return on plan assets component of net periodic benefit cost using a calculated market return value that recognizes the cost over a four year period. For our non-U.S. plans, we utilize a similar approach with varying cost recognition periods for some plans, and with others, we determine the expected return on plan assets based on asset fair values as of the measurement date.

For the combined U.S. and non-U.S. pension plans, we expect to amortize from accumulated other comprehensive losses into net periodic pension cost during 2009:

•	an estimated $180 million of net loss from experience differences; and
•	an estimated $11 million of prior service cost.

We used the following weighted-average assumptions to determine our net pension cost for the years ended December 31:

	U.S. Plans			Non-U.S. Plans
	2008	2007	2006	2008	2007	2006

Discount rate	6.30%	5.90%	5.60%	5.44%	4.67%	4.44%
Expected rate of return on plan assets	8.00%	8.00%	8.00%	7.43%	7.53%	7.57%
Rate of compensation increase	4.00%	4.00%	4.00%	3.13%	3.00%	3.11%
Plan Assets: The percentage of fair value of pension plan assets at December 31, 2008 and 2007 was:
	U.S. Plans		Non-U.S. Plans
Asset Category	2008	2007	2008	2007

Equity securities	65%	70%	45%	56%
Debt securities	35%	30%	45%	38%
Real estate	–	–	4%	3%
Other	–	–	6%	3%

Total	100%	100%	100%	100%

Our investment strategy is based on our expectation that equity securities will outperform debt securities over the long term. Accordingly, the composition of our U.S. plan assets is broadly characterized as a 70% / 30% allocation between equity and debt securities. The strategy uses indexed U.S. equity securities, actively managed international equity securities and actively managed investment grade debt securities (which constitute 80% or more of debt securities) with lesser allocations to high yield and international debt securities.

For the plans outside the U.S., the investment strategy is subject to local regulations and the asset / liability profiles of the plans in each individual country. These specific circumstances result in a level of equity exposure that is typically less than the U.S. plans. In aggregate, the asset allocation targets of our non-U.S. plans are broadly characterized as a mix of 50% equity securities, 40% debt securities and 10% real estate / other.

We attempt to maintain our target asset allocation by rebalancing between equity and debt asset classes as we make contributions and monthly benefit payments. We intend to rebalance our plan portfolios by mid-2009 by making contributions and monthly benefit payments.

We make contributions to our U.S. and non-U.S. pension plans, primarily, to the extent that they are tax deductible and do not generate an excise tax liability. Based on current tax law, we plan to make contributions of approximately $220 million to our U.S. plans and approximately $170 million to our non-U.S. plans in 2009. However, our actual contributions may be different due to many factors, including changes in tax and other benefit laws, pension asset performance that differs significantly from the expected performance, or significant changes in interest rates.

Future Benefit Payments:

The estimated future benefit payments from our pension plans at December 31, 2008 were:

	U.S. Plans	Non-U.S. Plans
	(in millions)

2009	$579	$213
2010	459	220
2011	453	222
2012	463	226
2013	473	230
2014 – 2018	2,557	1,219

Other Costs:

We sponsor and contribute to employee savings plans. These plans cover eligible salaried, non-union and union employees. Our contributions and costs are determined by the matching of employee contributions, as defined by the plans. Amounts charged to expense for defined contribution plans totaled $93 million in 2008, $83 million in 2007 and $84 million in 2006.

We also made contributions to multiemployer plans totaling $51 million in 2008, $50 million in 2007 and $50 million in 2006.

Postretirement Benefit Plans

Obligations:

Our postretirement health care plans are not funded. The changes in the accumulated benefit obligation and net amount accrued at December 31, 2008 and 2007 were:

	2008	2007
	(in millions)
Accumulated postretirement benefit obligation at January 1	$3,063	$3,230
Service cost	44	46
Interest cost	183	177
Benefits paid	(206)	(203)
Plan amendments	(84)	(45)
Currency	(30)	21
Assumption changes	(28)	14
Actuarial gains	(43)	(179)
Curtailments / other	–	2

Accrued postretirement health care costs at December 31	$2,899	$3,063

The current portion of our accrued postretirement health care costs of $221 million at December 31, 2008 and $217 million at December 31, 2007 is included in other accrued liabilities.

We used the following weighted-average assumptions to determine our postretirement benefit obligations at December 31:

	U.S. Plans			Canadian Plans
	2008	2007		2008	2007

Discount rate	6.10%	6.10%		7.60%	5.80%
Health care cost trend rate assumed for next year	7.00%	7.50%		9.00%	9.00%
Ultimate trend rate	5.00%	5.00%		6.00%	6.00%
Year that the rate reaches the ultimate trend rate	2014	2013		2015	2014

Year-end discount rates for our U.S. and Canadian plans were developed from a model portfolio of high quality, fixed-income debt instruments with durations that match the expected future cash flows of the benefit obligations. Changes in our Canadian discount rate were primarily the result of changes in bond yields year-over-year. Our expected health care cost trend rate is based on historical costs.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects as of December 31, 2008:

	One-Percentage-Point
	Increase	Decrease

Effect on total of service and interest cost	13.0%	(10.7%	)
Effect on postretirement benefit obligation	11.1%	(9.3%	)
Components of Net Postretirement Health Care Costs: Net postretirement health care costs consisted of the following for the years ended December 31, 2008, 2007 and 2006:
	2008	2007		2006
	(in millions)

Service cost	$44	$46		$50
Interest cost	183	177		174
Amortization:
Net loss from experience differences	55	58		78
Prior service credit	(28)	(26)		(28)
Other expense	–	5		(3)

Net postretirement health care costs	$254	$260		$271

We expect to amortize from accumulated other comprehensive losses into net postretirement health care costs during 2009:

•     an estimated $45 million of net loss from experience differences; and

•     an estimated $31 million of prior service credit.

We used the following weighted-average assumptions to determine our net postretirement cost for the years ended December 31:

	U.S. Plans				Canadian Plans
	2008	2007		2006	2008	2007	2006

Discount rate	6.10%	5.90%		5.60%	5.80%	5.00%	5.00%
Health care cost trend rate	7.50%	8.00%		8.00%	9.00%	8.50%	9.00%

Future Benefit Payments:

Our estimated future benefit payments for our postretirement health care plans at December 31, 2008 were:

	U.S. Plans	Canadian Plans
	(in millions)

2009	$212	$9
2010	215	9
2011	218	9
2012	218	9
2013	220	10
2014 – 2018	1,107	54
Postemployment Benefit Plans Obligations: Our postemployment plans are not funded. The changes in the benefit obligations of the plans and net amount accrued at December 31, 2008 and 2007 were:
	2008	2007
	(in millions)

Accumulated benefit obligation at January 1	$254	$238
Service cost	6	4
Interest cost	7	6
Restructuring Program	560	132
Benefits paid	(280)	(190)
Assumption changes	12	29
Actuarial (gains) / losses	(2)	6
Currency	(15)	12
Other	18	17

Accrued postemployment costs at December 31	$560	$254

The accumulated benefit obligation was determined using a weighted-average discount rate of 7.1% in 2008 and 7.0% in 2007, an assumed ultimate annual turnover rate of 0.5% in 2008 and 2007, assumed compensation cost increases of 4.0% in 2008 and 2007, and assumed benefits as defined in the respective plans. Postemployment costs arising from actions that offer employees benefits in excess of those specified in the respective plans are charged to expense when incurred.

Components of Net Postemployment Costs:

Net postemployment costs consisted of the following for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
	(in millions)

Service cost	$6	$4	$ 4
Interest cost	7	6	4
Amortization of net gains	(2)	(2)	(7)
Restructuring Program and other	560	132	236

Net postemployment costs	$571	$140	$ 237

The postemployment benefit plan cost of workforce reduction initiatives announced under the Restructuring Program was $560 million in 2008, $132 million in 2007 and $247 million in 2006. These costs are included in other expense above.

The estimated net gain for the postemployment benefit plans that will be amortized from accumulated other comprehensive losses into net postemployment costs during 2009 is insignificant.

Note 12. Financial Instruments:

Commodity Cash Flow Hedges:

For derivative instruments that are highly effective and qualify for hedge accounting under SFAS No. 133, we expect to transfer unrealized losses of $108 million (net of taxes) to earnings during the next 12 months, and recognized an insignificant amount during the years ended December 31, 2008, 2007 and 2006. We recorded an insignificant amount of ineffectiveness in earnings during the years ended December 31, 2008, 2007 and 2006.

For the derivative instruments that we considered economic hedges but did not designate for hedge accounting treatment under SFAS No. 133, we recognized net gains of $56 million in 2007. The impact to earnings was insignificant in 2008 and 2006.

As of December 31, 2008, we had hedged forecasted commodity transactions for periods not exceeding the next 15 months.

Foreign Currency Cash Flow Hedges:

For derivative instruments that are highly effective and qualify for hedge accounting treatment under SFAS No. 133, we expect to transfer unrealized gains of $77 million (net of taxes) to earnings during the next 12 months, and recognized an insignificant amount during the years ended December 31, 2008, 2007 and 2006. We recorded no ineffectiveness in our foreign currency cash flow hedges in earnings during the years ended December 31, 2008, 2007 and 2006. In October 2008, one of our counterparties, Lehman Brothers Commercial Corporation, filed for bankruptcy. Consequently, we wrote off an insignificant asset related to derivatives held with them. This did not have a significant impact on our foreign currency risk management program.

For the derivative instruments that we consider economic hedges but did not designate for hedge accounting treatment under SFAS No. 133, we recognized net losses in earnings of $50 million in 2008, $231 million in 2007 and $124 million in 2006. The majority of these losses were attributable to hedges of intercompany loans and were economically offset with foreign currency gains from the intercompany receivable.

As of December 31, 2008, we had hedged forecasted foreign currency transactions for periods not exceeding the next 36 months. Excluding intercompany loans, we had hedged forecasted foreign currency transactions for periods not exceeding the next 12 months.

Impact on Other Comprehensive Losses:

Derivatives accounted for as hedges affected accumulated other comprehensive losses, net of taxes, during the years ended December 31, 2008, 2007 and 2006, as follows:

	2008	2007	2006
	(in millions)

Accumulated gain / (loss) at beginning of period	$27	$(4)	$(4)
Transfer of realized losses / (gains) in fair value to earnings	26	(10)	32
Unrealized (loss) / gain in fair value	(76)	41	(32)

Accumulated (loss) / gain at December 31	$(23)	$27	$(4)

Fair Value: The fair value (asset / (liability)) of our derivatives at December 31, 2008 was:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)

Derivatives	$(363)	$(322)	$(41)	$–

Hedges of Net Investments in Foreign Operations:

We designated the euro denominated borrowings used to finance the LU Biscuit acquisition as a net investment hedge of a portion of our overall European operations. Our cumulative translation adjustment, which is net of taxes, included gains of $83 million for the year ended December 31, 2008 and $28 million for the year ended December 31, 2007 related to the euro denominated borrowings.

Note 13. Commitments and Contingencies:

Legal Proceedings:

We are defendants in a variety of legal proceedings. Plaintiffs in a few of those cases seek substantial damages. We cannot predict with certainty the results of these proceedings. However, we believe that the final outcome of these proceedings will not materially affect our financial results.

In 2008, we recorded charges of $72 million for legal matters related to certain of our U.S. and European operations, including U.S. coffee operations.

Third-Party Guarantees:

We have third-party guarantees because of our acquisition, divestiture and construction activities. As part of those transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At December 31, 2008, the maximum potential payments under our third-party guarantees were $43 million, of which approximately $8 million have no specified expiration dates. Substantially all of the remainder expire at various times through 2018. The carrying amounts of these guarantees were $38 million on our consolidated balance sheet at December 31, 2008.

Leases:

Rental expenses were $505 million in 2008, $433 million in 2007 and $416 million in 2006. Minimum rental commitments under non-cancelable operating leases in effect at December 31, 2008 were (in millions):

2009	$250
2010	193
2011	142
2012	91
2013	49
Thereafter	71

Note 14. Income Taxes:

Earnings from continuing operations before income taxes and provision for income taxes consisted of the following for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
	(in millions; 2007 & 2006 restated)
Earnings from continuing operations before income taxes:
United States	$1,324	$2,118	$2,420
Outside United States	1,253	1,244	1,224

Total	$2,577	$3,362	$3,644

Provision for income taxes:
United States federal:
Current	$416	$618	$509
Deferred	(61)	(309)	(118)

	355	309	391
State and local:
Current	65	172	77
Deferred	(27)	(74)	(35)

	38	98	42

Total United States	393	407	433

Outside United States:
Current	507	649	398
Deferred	(172)	(54)	(15)

Total outside United States	335	595	383

Total provision for income taxes	$728	$1,002	$816

Additionally, the 2008 earnings and gain from discontinued operations from the split-off of the Post cereals business included a net tax benefit of $104 million.

As of January 1, 2008, our unrecognized tax benefits were $850 million. If we had recognized all of these benefits, the net impact on our income tax provision would have been $666 million. Our unrecognized tax benefits were $807 million at December 31, 2008, and if we had recognized all of these benefits, the net impact on our income tax provision would have been $612 million. We expect that our unrecognized tax benefits will decrease approximately $70 million to $75 million during the next 12 months due to various audit resolutions and the expirations of statutes of limitations. We include accrued interest and penalties related to uncertain tax positions in our tax provision. We had accrued interest and penalties of $232 million as of January 1, 2008 and $239 million as of December 31, 2008. Our 2008 provision for income taxes included $17 million for interest and penalties, and we paid $6 million during 2008. Furthermore, in 2008, we decreased our interest and penalties accrual by $4 million due to refinements of preliminary allocations of purchase price for our acquisition of LU Biscuit.

The changes in our unrecognized tax benefits for the years ended December 31, 2008 and 2007 were (in millions):

	2008	2007

January 1	$850	$667
Increases from positions taken during prior periods	17	131
Decreases from positions taken during prior periods	(90)	(23)
Increases from positions taken during the current period	98	34
(Decreases) / increases from acquisition adjustments	(22)	72
Decreases relating to settlements with taxing authorities	(8)	(38)
Reductions resulting from the lapse of the applicable statute of limitations	(13)	(6)
Currency / other	(25)	13

December 31	$807	$850

We are regularly examined by federal and various state and foreign tax authorities. The U.S. federal statute of limitations remains open for the year 2000 and onward, with years 2000 through 2003 currently under examination by the IRS. We are also currently under examination by taxing authorities in various U.S. state and foreign jurisdictions. U.S. state and foreign jurisdictions have statutes of limitations generally ranging from three to five years. Years still open to examination by foreign tax authorities in major jurisdictions include Germany (1999 onward), Brazil (2002 onward), Canada (2003 onward), Spain (2002 onward) and France (2005 onward).

At December 31, 2008, applicable U.S. federal income taxes and foreign withholding taxes had not been provided on approximately $4.3 billion of accumulated earnings of foreign subsidiaries that are expected to be permanently reinvested. It is impractical for us to determine the amount of unrecognized deferred tax liabilities on these permanently reinvested earnings.

The effective income tax rate on pre-tax earnings differed from the U.S. federal statutory rate for the following reasons for the years ended December 31, 2008, 2007 and 2006:

	2008	2007		2006
	(2007 & 2006 restated)

U.S. federal statutory rate	35.0%	35.0%		35.0%
Increase / (decrease) resulting from:
State and local income taxes, net of federal tax benefit excluding IRS audit impacts	2.6%	2.8%		1.6%
Benefit principally related to reversal of federal and state reserves on conclusion of IRS audit	–	–		(10.3%)
Reversal of other tax accruals no longer required	(2.3% )	(1.5%	)	(1.4%)
Foreign rate differences, net of repatriation impacts	(5.2% )	(5.5%	)	(0.3%)
Other	(1.9% )	(1.0%	)	(2.2%)

Effective tax rate	28.2%	29.8%		22.4%

Our 2008 effective tax rate included net tax benefits of $242 million from discrete tax events. Of the total net tax benefits, $29 million related to a reconciliation of our inventory of deferred tax items that resulted in a write-down of our net deferred tax liabilities in the third quarter, and $42 million related to fourth quarter corrections of state, federal and foreign tax liabilities. The remaining net tax benefits primarily related to the resolution of various tax audits and the expiration of statutes of limitations in various jurisdictions. Other discrete tax benefits included the impact from divestitures of a Nordic and Baltic snacks operation and several operations in Spain and the tax benefit from impairment charges taken in 2008. In addition, the 2008 tax rate benefited from foreign earnings taxed below the U.S. federal statutory tax rate and from the expected tax benefit on 2008 restructuring expenses. These benefits were only partially offset by state tax expense and certain foreign costs.

Our 2007 effective tax rate included net tax benefits of $184 million, primarily including the effects of dividend repatriation benefits, foreign joint venture earnings, and the effect on foreign deferred taxes from lower foreign tax rates enacted in 2007. The 2007 tax rate also benefited from foreign earnings taxed below the U.S. federal statutory tax rate, an increased domestic manufacturing deduction and the divestiture of our flavored water and juice brand assets and related trademarks. These benefits were partially offset by state tax expense, tax costs associated with the divestiture of our hot cereal assets and trademarks and interest income from Altria related to the transfer of our federal tax contingencies discussed in Note 1, Summary of Significant Accounting Policies.

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

The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities consisted of the following at December 31, 2008 and 2007:

	2008	2007
	(in millions)
Deferred income tax assets:
Accrued postretirement and postemployment benefits	$1,467	$1,408
Accrued pension costs	703	–
Other	2,381	1,841

Total deferred income tax assets	4,551	3,249

Valuation allowance	(84)	(105)

Net deferred income tax assets	$4,467	$3,144

Deferred income tax liabilities:
Trade names	$(4,431)	$(4,359)
Property, plant and equipment	(1,862)	(1,398)
Prepaid pension costs	–	(576)
Other	(1,239)	(1,060)

Total deferred income tax liabilities	(7,532)	(7,393)

Net deferred income tax liabilities	$(3,065)	$(4,249)

Note 15. Earnings Per Share:

Basic and diluted EPS from continuing and discontinued operations were calculated using the following:

	For the Years Ended December 31,
	2008	2007	2006
	(in millions, except per share data)

Earnings from continuing operations	$1,849	$2,360	$2,828
Earnings and gain from discontinued operations, net of income taxes	1,052	230	232

Net earnings	$2,901	$2,590	$3,060

Weighted-average shares for basic EPS	1,491	1,575	1,643
Plus incremental shares from assumed conversions of stock options and restricted and deferred stock	19	19	12

Weighted-average shares for diluted EPS	1,510	1,594	1,655

Basic earnings per share:
Continuing operations	$1.24	$1.50	$1.72
Discontinued operations	0.71	0.14	0.14

Net earnings	$1.95	$1.64	$1.86

Diluted earnings per share:
Continuing operations	$1.22	$1.48	$1.71
Discontinued operations	0.70	0.14	0.14

Net earnings	$1.92	$1.62	$1.85

For the year ended December 31, 2008, we excluded 11.3 million Kraft stock options from the calculation of weighted-average shares for diluted EPS because they were antidilutive. For the years ended December 31, 2007 and 2006, we excluded an insignificant number of Kraft stock options from the calculation of weighted-average shares for diluted EPS because they were antidilutive.

Note 16. Transactions with Altria Group, Inc.:

On March 30, 2007, we entered into a post-spin Transition Services Agreement with Altria’s subsidiary, Altria Corporate Services, Inc. (“ALCS”). Under the agreement, ALCS provided information technology services to Kraft during the EDS transition. Before our spin-off from Altria, ALCS provided pre-spin administrative services to us under a separate Corporate Services agreement that expired on March 30, 2007. These services included planning, legal, treasury, auditing, insurance, human resources, office of the secretary, corporate affairs, information technology, aviation and tax services. Billings for these services were $29 million in 2007 and $178 million in 2006. As of January 1, 2008, ALCS no longer provided services to Kraft.

On March 30, 2007, we also entered into Employee Matters and Tax Sharing Agreements with Altria. The Employee Matters Agreement set out each company’s obligations for employee transfers, equity compensation and other employee benefits matters for individuals moving, or who previously moved between companies. The Tax Sharing Agreement identified Altria’s and Kraft’s rights, responsibilities and obligations with respect to our income taxes following our spin-off from Altria. It also placed certain restrictions on us, including a 2-year limit on share repurchases of no more than 20% of our Common Stock outstanding at the time of our spin-off from Altria.

Also, see Note 14, Income Taxes, for information on how the closure of an IRS review of Altria’s consolidated federal income tax return in 2006 impacted us.

Note 17. Segment Reporting:

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

Effective August 4, 2008, we completed the split-off of the Post cereals business. The results of the Post cereals business were reflected as discontinued operations on the consolidated statement of earnings and prior period results were restated in a consistent manner.

In 2008, we implemented a new operating structure. As a result, we began reporting the results of operations under this new structure in the first quarter of 2008 and restated results from prior periods in a consistent manner. The changes were:

•	U.S. Cheese was organized as a standalone operating segment in order to create a more self-contained and integrated business unit in support of faster growth.
•	Our macaroni and cheese category, as well as other dinner products, were moved from our U.S. Convenient Meals segment to our U.S. Grocery segment to take advantage of operating synergies.
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

Management uses segment operating income to evaluate segment performance and allocate resources. Management believes it is appropriate to disclose this measure to help investors analyze segment performance and trends. Segment operating income excludes unrealized gains and losses on hedging activities (which is a component of cost of sales), general corporate expenses and amortization of intangibles for all periods presented. In the second quarter of 2008, we began excluding unrealized gains and losses on hedging activities from segment operating income in order to provide better transparency of our segment operating results. Once realized, the gains and losses on hedging activities are recorded within segment operating results. We centrally manage interest and other expense and the provision for income taxes. Accordingly, we do not present these items by segment because they are excluded from the segment profitability measure that management reviews. We use the same accounting policies for the segments as those described in Note 1, Summary of Significant Accounting Policies.

Segment data were:

	For the Years Ended December 31,
	2008	2007	2006
	(in millions; 2007 & 2006 restated)
Net revenues:
Kraft North America:
U.S. Beverages	$3,001	$2,990	$2,886
U.S. Cheese	4,007	3,745	3,544
U.S. Convenient Meals	4,240	3,905	3,697
U.S. Grocery	3,389	3,277	3,225
U.S. Snacks	5,025	4,879	4,834
Canada & N.A. Foodservice	4,294	4,080	3,874
Kraft International:
European Union	11,259	7,951	6,669
Developing Markets	6,986	5,307	4,527

Net revenues	$42,201	$36,134	$33,256

	For the Years Ended December 31,
	2008	2007	2006
	(in millions; 2007 & 2006 restated)
Earnings from continuing operations before income taxes:
Operating income:
Kraft North America:
U.S. Beverages	$370	$316	$204
U.S. Cheese	622	400	660
U.S. Convenient Meals	399	387	412
U.S. Grocery	1,002	1,012	1,254
U.S. Snacks	530	607	444
Canada & N.A. Foodservice	438	404	426
Kraft International:
European Union	412	569	547
Developing Markets	585	474	403
Unrealized (losses) / gains on hedging activities	(205)	16	–
General corporate expenses	(313)	(206)	(189)
Amortization of intangibles	(23)	(13)	(7)

Operating income	3,817	3,966	4,154
Interest and other debt expense, net	(1,240)	(604)	(510)

Earnings from continuing operations before income taxes	$2,577	$3,362	$3,644

Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 16% of consolidated net revenues in 2008, 15% in 2007 and 14% in 2006. These net revenues occurred primarily in the Kraft North America segments.

In 2008, unrealized losses on hedging activities increased $221 million, due primarily to energy derivatives, including heating oil (used primarily to hedge transportation costs) and natural gas contracts. In addition, general corporate expenses (which is a component of marketing, administration and research costs) increased $107 million in 2008, primarily due to charges for legal matters related to certain of our U.S. and European operations, including U.S. coffee operations.

We incurred asset impairment, exit and implementation costs of $1,129 million in 2008, $579 million in 2007 and $1,097 million in 2006. Refer to Note 6, Asset Impairment, Exit and Implementation Costs, for a breakout of charges by segment.

As described in Note 2, Acquisitions and Divestitures, in the third quarter of 2006, we acquired the Spanish and Portuguese operations of UB. The redemption of our outstanding investment in UB resulted in a gain on closing of $251 million. This gain is included in segment operating income of the European Union segment. In addition, we divested several operations, and recorded net (losses) / gains on these divestitures in segment operating income as follows:

	For the Years Ended December 31,
	2008	2007	2006
	(in millions; 2007 & 2006 restated)
Kraft North America:
U.S. Beverages	$(1)	$(5)	$(95)
U.S. Cheese	–	–	–
U.S. Convenient Meals	–	–	–
U.S. Grocery	–	–	226
U.S. Snacks	–	12	(5)
Canada & N.A. Foodservice	–	–	(9)
Kraft International:
European Union	(91)	–	–
Developing Markets	–	8	–

(Losses) / gains on divestitures, net	$(92)	$15	$117

Total assets, depreciation expense and capital expenditures by segment were:

	2008	2007
	(in millions)
Total assets:
Kraft North America:
U.S. Beverages	$2,302	$2,361
U.S. Cheese	4,499	4,423
U.S. Convenient Meals	2,842	2,784
U.S. Grocery	5,481	5,480
U.S. Snacks	16,345	18,277
Canada & N.A. Foodservice	4,864	5,306
Kraft International:
European Union	16,722	19,353
Developing Markets	6,862	6,919
Unallocated assets (1)	3,161	3,090

Total assets	$63,078	$67,993

(1)    Unallocated assets consist primarily of cash and cash equivalents, deferred income taxes, centrally held property, plant and equipment, prepaid pension assets and derivative financial instrument balances.

	For the Years Ended December 31,
	2008	2007	2006
	(in millions; 2007 & 2006 restated)
Depreciation expense:
Kraft North America:
U.S. Beverages	$68	$57	$62
U.S. Cheese	66	62	67
U.S. Convenient Meals	78	81	77
U.S. Grocery	78	63	64
U.S. Snacks	129	140	123
Canada & N.A. Foodservice	93	96	99
Kraft International:
European Union	308	232	232
Developing Markets	117	98	95

Total – continuing operations	937	829	819
Discontinued operations	26	44	65

Total depreciation expense	$963	$873	$884

	For the Years Ended December 31,
	2008	2007	2006
	(in millions; 2007 & 2006 restated)
Capital expenditures:
Kraft North America:
U.S. Beverages	$110	$90	$171
U.S. Cheese	97	115	115
U.S. Convenient Meals	200	207	148
U.S. Grocery	98	83	77
U.S. Snacks	87	99	59
Canada & N.A. Foodservice	122	136	108
Kraft International:
European Union	341	225	240
Developing Markets	312	256	217

Total – continuing operations	1,367	1,211	1,135
Discontinued operations	–	30	34

Total capital expenditures	$1,367	$1,241	$1,169

Net revenues by consumer sector, which includes the separation of Canada and N.A. Foodservice and Kraft International into sector components and Kraft macaroni and cheese dinners into the Convenient Meals sector, were:

	For the Year Ended December 31, 2008
	Kraft North America	Kraft International	Total

	(in millions)
Consumer Sector:
Snacks	$5,951	$9,963	$15,914
Beverages	3,509	4,972	8,481
Cheese	5,525	1,937	7,462
Grocery	3,211	960	4,171
Convenient Meals	5,760	413	6,173

Total net revenues	$23,956	$18,245	$42,201

	For the Year Ended December 31, 2007
	Kraft North America	Kraft International	Total
	(in millions; as restated)
Consumer Sector:
Snacks	$5,704	$5,657	$11,361
Beverages	3,499	4,562	8,061
Cheese	5,199	1,729	6,928
Grocery	3,138	882	4,020
Convenient Meals	5,336	428	5,764

Total net revenues	$22,876	$13,258	$36,134

	For the Year Ended December 31, 2006
	Kraft North America	Kraft International	Total
	(in millions; as restated)
Consumer Sector:
Snacks	$5,490	$4,537	$10,027
Beverages	3,351	3,973	7,324
Cheese	4,857	1,557	6,414
Grocery	3,226	757	3,983
Convenient Meals	5,136	372	5,508

Total net revenues	$22,060	$11,196	$33,256

Geographic data for net revenues, long-lived assets (which consist of all non-current assets, other than goodwill, intangible assets, net, and prepaid pension assets) and total assets were:
	For the Years Ended December 31,
	2008	2007	2006
	(in millions; 2007 & 2006 restated)
Net revenues:
United States	$21,436	$20,540	$19,902
Europe	13,139	9,381	7,816
Other	7,626	6,213	5,538

Total net revenues	$42,201	$36,134	$33,256

	2008	2007
	(in millions)
Long-lived assets:
United States	$5,393	$6,075
Europe	3,301	3,653
Other	2,455	2,487

Total long-lived assets	$11,149	$12,215

Total assets:
United States	$37,440	$38,296
Europe	18,761	21,039
Other	6,877	8,658

Total assets	$63,078	$67,993

Note 18. Quarterly Financial Data (Unaudited):

		2008 Quarters
		First	Second	Third	Fourth
		(in millions, except per share data; first & second quarters restated)

	Net revenues	$10,102	$10,870	$10,462	$10,767

	Gross profit	$3,361	$3,894	$3,366	$3,394

	Earnings from continuing operations	$553	$664	$546	$86

	Earnings and gain from discontinued operations, net of income taxes	55	68	852	77

	Net earnings	$608	$732	$1,398	$163

	Weighted average shares for diluted EPS	1,534	1,524	1,496	1,476

	Per share data:
	Basic EPS:
	Continuing operations	$0.36	$0.44	$0.37	$0.06
	Discontinued operations	0.04	0.05	0.58	0.05

	Net earnings	$0.40	$0.49	$0.95	$0.11

	Diluted EPS:
	Continuing operations	$0.36	$0.44	$0.36	$0.06
	Discontinued operations	0.04	0.04	0.57	0.05

	Net earnings	$0.40	$0.48	$0.93	$0.11

	Dividends declared	$0.27	$0.27	$0.29	$0.29

Market price	– high	$32.85	$32.99	$34.97	$34.05
	– low	$28.63	$28.33	$28.04	$24.75

Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not equal the total for the year.

During the fourth quarter of 2008, we increased our gain on discontinued operations by $77 million to correct for a deferred tax liability that should have been written-off upon the split-off of the Post cereals business. As such, our gain from the split-off of the Post cereals business was $937 million.

During 2008, we recorded the following pre-tax charges / (gains) in earnings from continuing operations:

		2008 Quarters
		First	Second	Third	Fourth
		(in millions)

	Asset impairment and exit costs	$80	$103	$123	$718
	Losses / (gains) on divestitures, net	18	74	1	(1)

		$98	$177	$124	$717

		2007 Quarters
		First	Second	Third	Fourth
		(in millions, except per share data; as restated)

	Net revenues	$8,320	$8,911	$8,760	$10,143

	Gross profit	$2,930	$3,118	$2,925	$3,104

	Earnings from continuing operations	$650	$640	$535	$535

	Earnings and gain from discontinued operations, net of income taxes	52	67	61	50

	Net earnings	$702	$707	$596	$585

	Weighted average shares for diluted EPS	1,636	1,606	1,576	1,552

	Per share data:
	Basic EPS:
	Continuing operations	$0.40	$0.40	$0.34	$0.35
	Discontinued operations	0.03	0.05	0.04	0.03

	Net earnings	$0.43	$0.45	$0.38	$0.38

	Diluted EPS:
	Continuing operations	$0.40	$0.40	$0.34	$0.34
	Discontinued operations	0.03	0.04	0.04	0.04

	Net earnings	$0.43	$0.44	$0.38	$0.38

	Dividends declared	$0.25	$0.25	$0.27	$0.27

Market price	– high	$36.26	$37.20	$36.85	$35.29
	– low	$29.95	$30.18	$30.51	$32.09

Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not equal the total for the year.

During 2007, we recorded the following pre-tax charges / (gains) in earnings from continuing operations:

		2007 Quarters
		First	Second	Third	Fourth
		(in millions; as restated)

	Asset impairment and exit costs	$67	$107	$173	$93
	(Gains) / losses on divestitures, net	(12)	(8)	–	5

		$55	$99	$173	$98

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended December 31, 2008. In 2008, we began implementing “Catalyst,” a business initiative to simplify and harmonize our systems processes. This multi-year program includes the delivery of SAP enterprise software applications and business solution. During the quarter ended December 31, 2008, we transitioned some of our processes and procedures into the SAP control environment. As we migrate to the SAP environment, our management ensures that our key controls are mapped to applicable SAP controls, tests transition controls prior to the migration date of those controls, and as appropriate, maintains and evaluates controls over the flow of information to and from SAP. We expect the transition period to be completed in 2011. We determined that there were no other changes in our internal control over financial reporting during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.

Management reviewed the results of our assessment with the Audit Committee of our Board of Directors. Based on this assessment, management determined that, as of December 31, 2008, we maintained effective internal control over financial reporting.

PricewaterhouseCoopers LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements included in this report, has audited our internal control over financial reporting as of December 31, 2008.

February 19, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Kraft Foods Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Kraft Foods Inc. and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans in 2006 and 2008 and the manner in which it accounts for uncertain tax positions and the timing of its annual goodwill and indefinite-lived intangible assets impairment tests in 2007.

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

February 19, 2009

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required by this Item 10 is included under the headings “Election of Directors,” “Corporate Governance,” “Audit Committee Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on May 20, 2009 (“2009 Proxy Statement”). All of this information is incorporated by reference into this Annual Report.

The information on our website is not, and shall not be deemed to be, a part of this Annual Report or incorporated into any other filings we make with the SEC.

On June 12, 2008, we filed our Annual CEO Certification as required by Section 303A.12 of the NYSE Listed Company Manual.

Item 11.	Executive Compensation.

Information required by this Item 11 is included under the headings “Compensation Committee Matters,” “Compensation Discussion and Analysis” and “Executive Compensation Tables” in our 2009 Proxy Statement. All of this information is incorporated by reference into this Annual Report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The number of shares to be issued upon exercise or vesting of awards issued under, and the number of shares remaining available for future issuance under, our equity compensation plans at December 31, 2008 were:

Equity Compensation Plan Information

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	44,452,148	$24.74	95,488,159

(1)	Includes vesting of deferred and long-term incentive plan stock

Information related to security ownership of certain beneficial owners and management is in our 2009 Proxy Statement under the heading “Ownership of Equity Securities,” which is incorporated by reference into this Annual Report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information about certain relationships and related transactions is in our 2009 Proxy Statement under the heading “Certain Relationships and Transactions with Related Persons” and information about director independence is in our 2009 Proxy Statement under the heading “Corporate Governance - Director Independence.” All of this information is incorporated by reference into this Annual Report.

Item 14.	Principal Accountant Fees and Services.

Information about our principal accountant fees is in our 2009 Proxy Statement under the heading “Audit Committee Matters - Independent Auditors’ Fees,” and information about the Audit Committee’s pre-approval policies and procedures is in our 2009 Proxy Statement under the heading “Audit Committee Matters - Pre-Approval Policies.” All of this information is incorporated by reference into this Annual Report.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)    Index to Consolidated Financial Statements and Schedules

Schedules other than those listed above have been omitted either because such schedules are not required or are not applicable.

(b)    The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

2.1	RMT Transaction Agreement, among the Registrant, Cable Holdco, Inc., Ralcorp Holdings, Inc. and Ralcorp Mailman LLC, dated as of November 15, 2007 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 20, 2007).
2.2	Master Sale and Purchase Agreement, between Groupe Danone S.A. and Kraft Foods Global, Inc., dated October 29, 2007 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*
3.1	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-57162) filed with the SEC on March 16, 2001).
3.2	Articles of Amendment to the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-57162) filed with the SEC on March 16, 2001).
3.3	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 2, 2009).
4.1	The Registrant agrees to furnish copies of any instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries that does not exceed 10 percent of the total assets of the Registrant and its consolidated subsidiaries to the SEC upon request.
4.2	Indenture, by and between the Registrant and Deutsche Bank Trust Company Americas (as successor trustee to The Bank of New York and The Chase Manhattan Bank), dated as of October 17, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (Reg. No. 333-86478) filed with the SEC on April 18, 2002).
10.1	Agreement, by and among the Registrant, Trian Fund Management, L.P. and the other entities and persons signatory thereto, dated as of November 7, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 7, 2007).
10.2	$4.5 Billion 5-Year Revolving Credit Agreement, by and among the Registrant, the initial lenders named therein, JPMorgan Chase Bank, N.A., Citibank, N.A., Credit Suisse First Boston, Cayman Islands Branch, Deutsche Bank Securities Inc., ABN AMRO Bank N.V., BNP Paribas, HSBC Bank USA, National Association and UBS Securities LLC, dated as of April 15, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 21, 2005).
10.3	Credit Agreement relating to a EURO 5,300,000,000 Bridge Loan Agreement, by and among the Registrant, the initial lenders named therein, Goldman Sachs Credit Partners L.P., JPMorgan Chase Bank, N.A., Credit Suisse, Cayman Islands Branch, HSBC Bank USA, National Association, UBS Securities LLC and Societe Generale, dated as of October 12, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

10.4	Agreement Relating to United Biscuits Southern Europe, among Kraft Foods International, Inc. and United Biscuits Group (Investments) Limited, Deluxestar Limited, UB Overseas Limited, UB investments (Netherlands) B.V. and Nabisco Euro Holdings LTD, dated as of July 8, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 13, 2006).
10.5	Master Professional Services Agreement, among Kraft Foods Global, Inc., EDS Information Services, L.L.C. and Electronic Data Systems Corporation, dated as of April 27, 2006 (incorporated by reference to Exhibit 10.25 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).*
10.6	Tax Sharing Agreement, by and between the Registrant and Altria Group, Inc., dated as of March 30, 2007 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2007).
10.7	Kraft Foods Inc. 2005 Performance Incentive Plan, amended as of December 31, 2008.+
10.8	Form of Kraft Foods Inc. 2005 Performance Incentive Plan Restricted Stock Agreement (Executive Sign-on) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).+
10.9	Form of Kraft Foods Inc. 2005 Performance Incentive Plan Restricted Stock Agreement.+
10.10	Form of Kraft Foods Inc. 2005 Performance Incentive Plan Non-Qualified US Stock Option Award Agreement.+
10.11	Kraft Foods Inc. Supplemental Benefits Plan I (including First Amendment adding Supplement A) (incorporated by reference to Exhibit 10.7 to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 2, 2001).+
10.12	Kraft Foods Inc. Supplemental Benefits Plan II (incorporated by reference to Exhibit 10.8 to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 2, 2001).+
10.13	Form of Employee Grantor Trust Enrollment Agreement (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of Altria Group, Inc. for the year ended December 31, 1995).+
10.14	Kraft Foods Inc. 2006 Stock Compensation Plan for Non-Employee Directors, amended as of December 31, 2008.+
10.15	Kraft Foods Inc. 2001 Compensation Plan for Non-Employee Directors, amended as of December 31, 2008.+
10.16	Kraft Foods Inc. Change in Control Plan for Key Executives, amended as of December 31, 2008.+
10.17	Kraft Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 30, 2008).+
10.18	Kraft Executive Deferred Compensation Plan Adoption Agreement, amended as of November 3, 2008.+
10.19	Offer of Employment Letter, between the Registrant and Irene B. Rosenfeld, dated June 26, 2006 (incorporated by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).+
10.20	Amendment to Offer of Employment Letter, between the Registrant and Irene B. Rosenfeld, amended as of December 31, 2008.+
10.21	Offer of Employment Letter, between the Registrant and Timothy R. McLevish, dated August 22, 2007 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).+
10.22	Amendment to Offer of Employment Letter, between the Registrant and Timothy R. McLevish, amended as of December 31, 2008.+
10.23	Offer of Employment Letter, between the Registrant and Sanjay Khosla, dated December 1, 2006.+
10.24	Amendment to Offer of Employment Letter, between the Registrant and Sanjay Khosla, amended as of December 31, 2008.+
10.25	Offer of Employment Letter, between the Registrant and Michael Osanloo, dated March 10, 2008.+
10.26	Amendment to Offer of Employment Letter, between the Registrant and Michael Osanloo, amended as of December 31, 2008.+
10.27	Offer of Employment Letter, between the Registrant and Michael A. Clarke, dated as of December 11, 2008.+
10.28	Form of Indemnification Agreement for Non-Employee Directors.+
12.1	Computation of Ratios of Earnings to Fixed Charges.
21.1	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Pursuant to a request for confidential treatment, portions of this exhibit have been redacted from the publicly filed document and have been furnished separately to the SEC as required by Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRAFT FOODS INC.

By:	/S/ TIMOTHY R. MCLEVISH
(Timothy R. McLevish, Executive Vice President and Chief Financial Officer)

Date: February 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/S/ IRENE B. ROSENFELD (Irene B. Rosenfeld)	Director, Chairman and Chief Executive Officer	February 27, 2009

/S/ TIMOTHY R. MCLEVISH (Timothy R. McLevish)	Executive Vice President and Chief Financial Officer	February 27, 2009

/S/ PAMELA E. KING (Pamela E. King)	Senior Vice President and Corporate Controller	February 27, 2009

/S/ AJAY BANGA (Ajay Banga)	Director	February 27, 2009

(Jan Bennink)	Director

/S/ MYRA M. HART (Myra M. Hart)	Director	February 27, 2009

/S/ LOIS D. JULIBER (Lois D. Juliber)	Director	February 27, 2009

/S/ MARK D. KETCHUM (Mark D. Ketchum)	Director	February 27, 2009

/S/ RICHARD LERNER, M.D. (Richard Lerner, M.D.)	Director	February 27, 2009

/S/ JOHN C. POPE (John C. Pope)	Director	February 27, 2009

/S/ FREDRIC G. REYNOLDS (Fredric G. Reynolds)	Director	February 27, 2009

/S/ DEBORAH C. WRIGHT (Deborah C. Wright)	Director	February 27, 2009

/S/ FRANK G. ZARB (Frank G. Zarb)	Director	February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Kraft Foods Inc.:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 19, 2009 appearing in the 2008 Annual Report on Form 10-K of Kraft Foods Inc. also included an audit of the financial statement schedule listed in Item 15(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois

February 19, 2009

S-1

Kraft Foods Inc. and Subsidiaries

Valuation and Qualifying Accounts

for the years ended December 31, 2008, 2007 and 2006

(in millions)

Col. A	Col. B	Col. C		Col. D	Col. E
Description	Balance at Beginning of Period	Additions		Deductions	Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts
			(a)	(b)
2008:
Allowance for discounts	$5	$73	$17	$67	$28
Allowance for doubtful accounts	118	47	(22)	15	128
Allowance for deferred taxes	105	11	(16)	16	84

	$228	$131	$(21)	$98	$240

2007:
Allowance for discounts	$7	$24	$–	$26	$5
Allowance for doubtful accounts	103	26	18	29	118
Allowance for deferred taxes	100	52	10	57	105

	$210	$102	$28	$112	$228

2006:
Allowance for discounts	$11	$3	$–	$7	$7
Allowance for doubtful accounts	107	12	4	20	103
Allowance for deferred taxes	135	3	1	39	100

	$253	$18	$5	$66	$210

Notes:

(a)	Primarily related to divestitures, acquisitions and currency translation.
(b)	Represents charges for which allowances were created.

S-2