Form 10-Q
period 2009-03-31
KRAFT FOODS INC
filed 2009-05-05
CIK 1103982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

At March 31, 2009, there were 1,472,743,143 shares of the registrant’s common stock outstanding.

Kraft Foods Inc.

In this report, “Kraft Foods,” “we,” “us” and “our” refers to Kraft Foods Inc. and subsidiaries, and “Common Stock” refers to Kraft Foods’ Class A common stock.

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Three Months Ended
	March 31,
	2009	2008

Net revenues	$9,396	$10,046
Cost of sales	6,131	6,745

Gross profit	3,265	3,301

Marketing, administration and research costs	1,991	2,129
Asset impairment and exit costs	–	80
Losses on divestitures, net	–	18
Amortization of intangibles	6	7

Operating income	1,268	1,067

Interest and other expense, net	280	305

Earnings from continuing operations before income taxes	988	762

Provision for income taxes	326	215

Earnings from continuing operations	662	547

Earnings from discontinued operations, net of income taxes (Note 2)	–	54

Net earnings	662	601

Noncontrolling interest	2	2

Net earnings attributable to Kraft Foods	$660	$599

Per share data:
Basic earnings per share attributable to Kraft Foods:
Continuing operations	$0.45	$0.35
Discontinued operations	–	0.04

Net earnings attributable to Kraft Foods	$0.45	$0.39

Diluted earnings per share attributable to Kraft Foods:
Continuing operations	$0.45	$0.35
Discontinued operations	–	0.04

Net earnings attributable to Kraft Foods	$0.45	$0.39

Dividends declared	$0.29	$0.27

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions of dollars)

(Unaudited)

	March 31,	December 31,
	2009	2008

ASSETS
Cash and cash equivalents	$1,184	$1,244
Receivables (less allowances of $127 in 2009 and $129 in 2008)	4,472	4,704
Inventories, net	4,050	3,881
Deferred income taxes	681	804
Other current assets	754	828

Total current assets	11,141	11,461

Property, plant and equipment, net	9,735	9,917
Goodwill	27,348	27,581
Intangible assets, net	12,908	12,926
Prepaid pension assets	73	56
Other assets	1,148	1,232

TOTAL ASSETS	$62,353	$63,173

LIABILITIES
Short-term borrowings	$1,022	$897
Current portion of long-term debt	759	765
Accounts payable	3,207	3,373
Accrued marketing	1,757	1,803
Accrued employment costs	809	951
Other current liabilities	2,761	3,255

Total current liabilities	10,315	11,044

Long-term debt	18,385	18,589
Deferred income taxes	4,090	4,064
Accrued pension costs	2,358	2,367
Accrued postretirement health care costs	2,679	2,678
Other liabilities	2,071	2,075

TOTAL LIABILITIES	39,898	40,817

Contingencies (Note 10)

EQUITY
Common Stock, no par value (1,735,000,000 shares issued in 2009 and 2008)	–	–
Additional paid-in capital	23,466	23,563
Retained earnings	13,661	13,440
Accumulated other comprehensive losses	(6,146)	(5,994)
Treasury stock, at cost	(8,588)	(8,714)

Total Kraft Foods Shareholders’ Equity	22,393	22,295
Noncontrolling interest	62	61

TOTAL EQUITY	22,455	22,356

TOTAL LIABILITIES AND EQUITY	$62,353	$63,173

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(in millions of dollars, except per share data)

(Unaudited)

	Kraft Foods Shareholders’ Equity
				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Retained	Earnings /	Treasury	Noncontrolling	Total
	Stock	Capital	Earnings	(Losses)	Stock	Interest	Equity

Balances at January 1, 2008	$–	$23,445	$12,321	$(1,835)	$(6,524)	$38	$27,445
Comprehensive earnings / (losses):
Net earnings	–	–	2,884	–	–	9	2,893
Other comprehensive losses, net of income taxes	–	–	–	(4,159)	–	(9)	(4,168)

Total comprehensive losses *							(1,275)

Adoption of FASB Statement No. 158, net of income taxes	–	–	(8)	–	–	–	(8)
Exercise of stock options and issuance of other stock awards	–	118	(81)	–	231	–	268
Cash dividends declared ($1.12 per share)	–	–	(1,676)	–	–	–	(1,676)
Purchase from noncontrolling interest and other activities	–	–	–	–	–	23	23
Common Stock repurchased	–	–	–	–	(777)	–	(777)
Common Stock tendered	–	–	–	–	(1,644)	–	(1,644)

Balances at December 31, 2008	$–	$23,563	$13,440	$(5,994)	$(8,714)	$61	$22,356
Comprehensive earnings / (losses):
Net earnings	–	–	660	–	–	2	662
Other comprehensive losses, net of income taxes	–	–	–	(152)	–	–	(152)

Total comprehensive earnings **							510

Exercise of stock options and issuance of other stock awards	–	(97)	(12)	–	126	–	17
Cash dividends declared ($0.29 per share)	–	–	(427)	–	–	–	(427)
Dividends paid on noncontrolling interest and other activities	–	–	–	–	–	(1)	(1)

Balances at March 31, 2009	$–	$23,466	$13,661	$(6,146)	$(8,588)	$62	$22,455

*	For the quarter ended March 31, 2008, total comprehensive earnings were $995 million, and comprehensive earnings attributable to Kraft Foods were $992 million.
**	For the quarter ended March 31, 2009, comprehensive earnings attributable to Kraft Foods were $508 million.

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions of dollars)

(Unaudited)

	For the Three Months Ended
	March 31,
	2009	2008

CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES
Net earnings	$662	$601
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	215	248
Stock-based compensation expense	40	50
Deferred income tax benefit	7	(19)
Losses on divestitures, net	–	18
Asset impairment and exit costs, net of cash paid	–	68
Change in assets and liabilities, excluding the effects of acquisitions and divestitures:
Receivables, net	251	(96)
Inventories, net	(232)	(478)
Accounts payable	(174)	(66)
Other current assets	49	(131)
Other current liabilities	(530)	52
Change in pension assets and postretirement liabilities, net	31	6
Other	104	(36)

Net cash provided by operating activities	423	217

CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES
Capital expenditures	(207)	(271)
Disbursements from divestitures	–	(11)
Other	33	(12)

Net cash used in investing activities	(174)	(294)

CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES
Net issuance / (repayment) of short-term borrowings	145	(3,281)
Long-term debt proceeds	–	4,503
Long-term debt repaid	(9)	(15)
Repurchase of Common Stock	–	(650)
Dividends paid	(426)	(415)
Other	(4)	(43)

Net cash (used in) / provided by financing activities	(294)	99

Effect of exchange rate changes on cash and cash equivalents	(15)	16

Cash and cash equivalents:
(Decrease) / increase	(60)	38
Balance at beginning of period	1,244	567

Balance at end of period	$1,184	$605

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.  Summary of Significant Accounting Policies:

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

You should read these statements in conjunction with our consolidated financial statements and related notes in our Form 10-K for the year ended December 31, 2008.

Inventories:

Effective January 1, 2009, we changed our method of valuing our U.S. inventories to the average cost method. In prior years, principally all U.S. inventories were valued using the last-in, first-out (“LIFO”) method. With this change all of our inventories are valued using the average cost method. We used the LIFO method to determine the cost of 35% of inventories at December 31, 2008. We believe that the average cost method of accounting for U.S. inventories is preferable and will improve financial reporting by better matching revenues and expenses to current costs, by better aligning our external reporting with our competitors, and by aligning our external reporting with our tax basis of accounting. We restated prior years’ financial statements to conform to the change in accounting policy.

The following line items within the statements of earnings were affected by the change in accounting policy:

	For the Three Months Ended March 31, 2009
	As Computed	As Reported under
	under LIFO	Average Cost	Effect of Change
	(in millions, except per share data)

Cost of sales	$6,103	$6,131	$28
Provision for income taxes	336	326	(10)
Earnings from continuing operations	680	662	(18)
Earnings from discontinued operations, net of income taxes	–	–	–
Net earnings attributable to Kraft Foods	678	660	(18)

Basic earnings per share attributable to Kraft Foods:
Continuing operations	$0.46	$0.45	$(0.01)
Discontinued operations	–	–	–

Net earnings attributable to Kraft Foods	$0.46	$0.45	$(0.01)

Diluted earnings per share attributable to Kraft Foods:
Continuing operations	$0.46	$0.45	$(0.01)
Discontinued operations	–	–	–

Net earnings attributable to Kraft Foods	$0.46	$0.45	$(0.01)

	For the Three Months Ended March 31, 2008
	As Computed	As Reported under
	under LIFO	Average Cost	Effect of Change
	(in millions, except per share data)

Cost of sales	$6,732	$6,745	$13
Provision for income taxes	221	215	(6)
Earnings from continuing operations	554	547	(7)
Earnings from discontinued operations, net of income taxes	55	54	(1)
Net earnings attributable to Kraft Foods	607	599	(8)

Basic earnings per share attributable to Kraft Foods:
Continuing operations	$0.36	$0.35	$(0.01)
Discontinued operations	0.04	0.04	–

Net earnings attributable to Kraft Foods	$0.40	$0.39	$(0.01)

Diluted earnings per share attributable to Kraft Foods:
Continuing operations	$0.36	$0.35	$(0.01)
Discontinued operations	0.04	0.04	–

Net earnings attributable to Kraft Foods	$0.40	$0.39	$(0.01)

The following line items within the balance sheets were affected by the change in accounting policy:

	March 31, 2009
	As Computed	As Reported under
	under LIFO	Average Cost	Effect of Change
	(in millions)

Inventories, net	$3,926	$4,050	$124
Deferred income tax asset	728	681	(47)
Retained earnings	13,584	13,661	77

	December 31, 2008
	As Computed	As Reported under
	under LIFO	Average Cost	Effect of Change
	(in millions)

Inventories, net	$3,729	$3,881	$152
Deferred income tax asset	861	804	(57)
Retained earnings	13,345	13,440	95

As a result of the accounting change, retained earnings as of January 1, 2008, increased from $12,209 million, as computed using the LIFO method, to $12,321 million using the average cost method.

There was no impact to net cash provided by operating activities as a result of this change in accounting policy.

Excise Taxes:

Effective January 1, 2009, we changed our classification of excise taxes to a net presentation within cost of sales, whereas in prior years excise taxes were classified gross within net revenues and cost of sales. With this change all of our excise and similar taxes are reported using the net presentation method. The change was made to better align our net revenues between various countries and to provide better clarity to net revenues and margins. We restated prior years’ financial statements to conform to this change. This change did not have a material impact on our net revenues or cost of sales. As a result of the change, we removed $56 million from net revenues, and netted it within cost of sales for the first quarter of 2008. Additionally, if we had not made this change, net revenues of $9,396 million would have been $9,438 million, and cost of sales of $6,131 million would have been $6,173 million in the first quarter of 2009.

Reclassification:

We changed our cost assignment methodology for headquarter functional costs across our operating structure. As a result, we reclassified $47 million from marketing, administration and research costs to cost of sales in the first quarter of 2008. This change did not have an impact on net earnings.

Financial instruments:

Interest rate hedges – We manage interest rate volatility by modifying the repricing or maturity characteristics of liabilities so that the net interest margin is not, on a material basis, adversely affected by movements in interest rates. As a result of interest rate fluctuations, hedged fixed-rate liabilities appreciate or depreciate in market value. The effect of this unrealized appreciation or depreciation is expected to be substantially offset by our gains or losses on the derivative instruments that are linked to these hedged liabilities.

We use derivative instruments, including interest rate swaps, that have indices related to the pricing of specific liabilities as part of our interest rate risk management strategy. As a matter of policy, we do not use highly leveraged derivative instruments for interest rate risk management. Interest rate swaps generally involve the exchange of fixed-rate and variable-rate interest payments between two parties, based on a common notional principal amount and maturity date.

We use interest rate swaps to hedge the variability of interest payment cash flows on a portion of our future debt obligations. Under the interest rate swap contracts, we agree with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts, which is calculated based on an agreed-upon notional amount.

For those derivative instruments that are highly effective and qualify for hedge accounting treatment under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, we defer the effective portion of unrealized gains and losses on interest rate swaps as a component of accumulated other comprehensive earnings / (losses). We recognize the deferred portion as a component of interest and other expense, net when we incur the interest expense. The ineffective portion is directly recorded as a component of interest and other expense, net. For the derivative instruments that we consider economic hedges but do not designate for hedge accounting treatment under SFAS No. 133, we recognize gains and losses directly as a component of interest and other expense, net.

Refer to our Form 10-K for the year ended December 31, 2008 for information on all other types of financial instruments we use to hedge exposures.

New Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, as amended in February 2008 by FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP FAS 157-2 deferred the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. As such, we partially adopted the provisions of SFAS No. 157 effective January 1, 2008. The partial adoption of this statement did not have a material impact on our financial statements. We adopted the remaining provisions of SFAS No. 157 effective January 1, 2009. This adoption will impact the way that we calculate fair value for our annual impairment review of goodwill and non-amortizable intangible assets, and when conditions exist that require us to calculate the fair value of long-lived assets; however, this adoption did not have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. We adopted the provisions of SFAS No. 141(R), which change the way companies account for business combinations, effective January 1, 2009. This statement requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose all information needed by investors to understand the nature and financial effect of the business combination. The adoption of this statement did not have a material impact on our financial statements.

In December 2007, the FASB also issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51. We adopted the provisions of SFAS No. 160 effective January 1, 2009. This statement required us to classify noncontrolling interests in subsidiaries as a separate component of equity instead of within accrued liabilities. Additionally, transactions between an entity and noncontrolling interests must be treated as equity transactions. Therefore, they no longer are removed from net income, but rather are accounted for as equity. The adoption of this statement did not have a material impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. We adopted the provisions of SFAS No. 161 effective January 1, 2009. This statement requires enhanced disclosures about (i) how and why we use derivative instruments, (ii) how we account for derivative instruments and related hedged items under SFAS No. 133, and (iii) how derivative instruments and related hedged items affect our financial results. The adoption of this statement did not have an impact on our financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. We adopted the provisions of FSP EITF 03-6-1 effective January 1, 2009. FSP EITF 03-6-1 considers unvested share-based payment awards with the right to receive nonforfeitable dividends or their equivalents participating securities that should be included in the calculation of EPS under the two-class method. Accordingly, due to the adoption of FSP EITF 03-6-1, our restricted and deferred stock awards are now considered participating units in our calculation of EPS. The adoption of this statement did not have a material impact on our financial statements.

In December 2008, the FASB issued FSP FAS No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which is effective for fiscal years ending after December 15, 2009. FSP FAS No. 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. We do not expect the adoption of this statement to have a material impact on our financial statements.

Note 2.  Divestitures:

Post Cereals Split-off:

On August 4, 2008, we completed the split-off of the Post cereals business into Ralcorp Holdings, Inc., after an exchange with our shareholders. Accordingly, the results of the Post cereals business have been reflected as discontinued operations on the condensed consolidated statement of earnings, and prior period results have been restated in a consistent manner. Refer to our Form 10-K for the year ended December 31, 2008 for further details of this transaction.

Summary results of operations for the Post cereals business for the three months ended March 31, 2008 were as follows:

	2008
	(in millions)

Net revenues	$270

Earnings before income taxes	85
Provision for income taxes	31

Earnings from discontinued operations, net of income taxes	$54

Note 3. Inventories: Inventories at March 31, 2009 and December 31, 2008 were:
	March 31,	December 31,
	2009	2008
	(in millions)

Raw materials	$1,671	$1,568
Finished product	2,379	2,313

Inventories, net	$4,050	$3,881

Refer to Note 1, Summary of Significant Accounting Policies, for information on the change in our valuation method for U.S. inventories to the average cost method.

Note 4.  Goodwill and Intangible Assets:

Goodwill by reportable segment was:

	March 31,	December 31,
	2009	2008
	(in millions; 2008 restated)

Kraft Foods North America:
U.S. Beverages	$1,290	$1,290
U.S. Cheese	3,000	3,000
U.S. Convenient Meals	1,460	1,460
U.S. Grocery	3,046	3,046
U.S. Snacks	6,965	6,965
Canada & N.A. Foodservice	2,302	2,306
Kraft Foods Europe (1)	5,771	5,893
Kraft Foods Developing Markets	3,514	3,621

Total goodwill	$27,348	$27,581

(1) This segment was formerly known as European Union.

As discussed in Note 12, Segment Reporting, we implemented changes to our operating structure in 2009. As a result of these changes, we aligned the reporting of our Central Europe operations into our Kraft Foods Developing Markets segment and moved $1,534 million of goodwill from Kraft Foods Europe to Kraft Foods Developing Markets as of January 1, 2009. We restated prior period segment results in a consistent manner.

Intangible assets were:

	March 31,	December 31,
	2009	2008
	(in millions)

Non-amortizable intangible assets	$12,744	$12,758
Amortizable intangible assets	247	254

	12,991	13,012
Accumulated amortization	(83)	(86)

Intangible assets, net	$12,908	$12,926

Non-amortizable intangible assets consist substantially of brand names purchased through our acquisitions of Nabisco Holdings Corp., the global LU biscuit business of Groupe Danone S.A. and the Spanish and Portuguese operations of United Biscuits. Amortizable intangible assets consist primarily of trademark licenses, customer-related intangibles and non-compete agreements.

The movements in goodwill and intangible assets were:

		Intangible
	Goodwill	Assets, at cost
	(in millions)

Balance at December 31, 2008	$27,581	$13,012
Changes due to:
Foreign currency	(233)	(13)
Other	–	(8)

Balance at March 31, 2009	$27,348	$12,991

Amortization expense for intangible assets was $6 million in the first quarter of 2009. We currently estimate amortization expense for each of the next five years to be approximately $20 million or less.

Note 5.  Restructuring Costs:

2004 – 2008 Restructuring Program:

In 2008, we completed our five-year restructuring program (the “Restructuring Program”). The Restructuring Program’s objectives were to leverage our global scale, realign and lower our cost structure, and optimize capacity. As part of the Restructuring Program, we:

•	incurred $3.1 billion in pre-tax charges reflecting asset disposals, severance and implementation costs;
•	announced the closure of 36 facilities and announced the elimination of approximately 19,000 positions; and
•	will use cash to pay for $2.0 billion of the $3.1 billion in charges.

We incurred no charges under the Restructuring Program during the first quarter of 2009. Since the inception of the Restructuring Program, we have paid cash for $1.6 billion of the $3.1 billion in charges, including $47 million paid in the first quarter of 2009. At March 31, 2009, we had an accrual of $432 million, and we had eliminated approximately 15,900 positions.

Restructuring liability activity for the quarter ended March 31, 2009 was:

	Severance	Other	Total
	(in millions)

Liability balance, January 1, 2009	$444	$45	$489
Cash spent	(42)	(5)	(47)
Currency	(10)	–	(10)

Liability balance, March 31, 2009	$392	$40	$432

The activity for 2009 related to cash outflows on prior year Restructuring Program charges. Our prior year severance charges included the cost of benefits received by terminated employees. Other prior year costs related primarily to the renegotiation of supplier contract costs, workforce reductions associated with facility closings and the termination of leasing agreements.

Note 6.  Accumulated Other Comprehensive Losses:

The components of accumulated other comprehensive losses were:

	Currency		Derivatives
	Translation	Pension and	Accounted for
	Adjustments	Other Benefits	as Hedges	Total
	(in millions)

Balances at December 31, 2008	$(2,399)	$(3,572)	$(23)	$(5,994)
Other comprehensive earnings / (losses), net of income taxes:
Currency translation adjustments	(233)	17	–	(216)
Amortization of experience losses and prior service costs	–	30	–	30
Settlement losses	–	16	–	16
Change in fair value of cash flow hedges	–	–	18	18

Total other comprehensive losses				(152)

Balances at March 31, 2009	$(2,632)	$(3,509)	$(5)	$(6,146)

Note 7.  Stock Plans:

In January 2009, we granted 1.4 million shares of stock in connection with our long-term incentive plan. The market value per share was $27.00 on the date of grant. The unvested shares have no voting rights and do not pay dividends.

In February 2009, as part of our annual incentive program, we issued 4.0 million shares of restricted and deferred stock to eligible U.S. and non-U.S. employees. The market value per restricted or deferred share was $23.64 on the date of grant. Also, as part of our annual incentive program, we granted 16.3 million stock options to eligible U.S. and non-U.S. employees at an exercise price of $23.64.

We also issued 0.1 million off-cycle shares of restricted and deferred stock during the first quarter of 2009. The weighted-average market value per restricted or deferred share was $25.46 on the date of grant. In aggregate, we issued 5.5 million restricted and deferred shares during the first quarter of 2009, including those issued as part of our long-term incentive plan.

During the first quarter of 2009, 5.1 million shares of restricted and deferred stock vested at a market value of $129 million. There were 0.7 million stock options exercised during the first quarter of 2009 with a total intrinsic value of $7 million.

Note 8.  Benefit Plans:

Pension Plans

Components of Net Periodic Pension Cost:

Net periodic pension cost consisted of the following for the three months ended March 31, 2009 and 2008:

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended		For the Three Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	(in millions)

Service cost	$39	$38	$15	$23
Interest cost	92	93	51	56
Expected return on plan assets	(121)	(132)	(57)	(72)
Amortization:
Net loss from experience differences	39	21	5	7
Prior service cost	2	2	1	2
Settlement losses	26	8	–	–

Net periodic pension cost	$77	$30	$15	$16

Retiring employees elected lump-sum payments, resulting in settlement losses of $26 million in the first quarter of 2009 and $8 million in the first quarter of 2008 for our U.S. plans.

Employer Contributions:

We make contributions to our U.S. and non-U.S. pension plans, primarily to the extent that they are tax deductible and do not generate an excise tax liability. During the first quarter of 2009, we contributed $11 million to our U.S. plans and $46 million to our non-U.S. plans. On May 1, 2009, we made a contribution of $200 million to our U.S. pension plans, and based on current tax law, we plan to make further contributions of approximately $10 million to our U.S. plans and approximately $120 million to our non-U.S. plans during the remainder of 2009. However, our actual contributions may be different due to many factors, including changes in tax and other benefit laws, or significant differences between expected and actual pension asset performance or interest rates.

Postretirement Benefit Plans

Net postretirement health care costs consisted of the following for the three months ended March 31, 2009 and 2008:

	For the Three Months Ended
	March 31,
	2009	2008
	(in millions)

Service cost	$9	$12
Interest cost	44	45
Amortization:
Net loss from experience differences	11	12
Prior service credit	(8)	(6)

Net postretirement health care costs	$56	$63

Postemployment Benefit Plans Net postemployment costs consisted of the following for the three months ended March 31, 2009 and 2008:
	For the Three Months Ended
	March 31,
	2009	2008
	(in millions)

Service cost	$2	$1
Interest cost	3	1
Amortization of net gains	(1)	(1)
Restructuring Program	–	59

Net postemployment costs	$4	$60

Note 9.  Financial Instruments:

Fair Value of Derivative Instruments:

The fair values of derivative instruments recorded in the condensed consolidated balance sheet as of March 31, 2009 were (in millions):

	Asset Derivatives		Liability Derivatives
	March 31, 2009		March 31, 2009
	Balance Sheet	Fair	Balance Sheet	Fair
	location	Value	location	Value

Derivatives designated as hedging instruments under SFAS No. 133:
Foreign exchange contracts	Other current assets	$112	Other current liabilities	$68
Commodity contracts	Other current assets	6	Other current liabilities	105
Interest rate contracts	Other current assets	–	Other current liabilities	–

		$118		$173

Derivatives not designated as hedging instruments under SFAS No. 133:
Foreign exchange contracts	Other current assets	$14	Other current liabilities	$6
Commodity contracts	Other current assets	112	Other current liabilities	187

		$126		$193

Total derivatives		$244		$366

The fair values (asset / (liability)) of our derivative instruments at March 31, 2009 were determined using:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)

Foreign exchange contracts	$52	$–	$52	$–
Commodity contracts	(174)	(172)	(2)	–
Interest rate contracts	–	–	–	–

Total derivatives	$(122)	$(172)	$50	$–

Cash Flow Hedges: Cash flow hedges affected accumulated other comprehensive losses, net of income taxes, as follows:
	For the Three Months Ended
	March 31,
	2009	2008
	(in millions)

Accumulated gain / (loss) at beginning of period	$(23)	$27
Transfer of realized (gains) / losses in fair value to earnings	35	(3)
Unrealized gain / (loss) in fair value	(17)	30

Accumulated gain / (loss) at March 31	$(5)	$54

The effect of cash flow hedges for the three months ended March 31, 2009 was (in millions):

	Gain / (Loss) Recognized in OCI for the Three Months Ended March 31, 2009	Gain / (Loss) Reclassified from AOCI into Earnings for the Three Months Ended March 31, 2009	Location of Gain / (Loss) Reclassified from AOCI into Earnings

Foreign exchange contracts – intercompany loans	$–	$–	Interest expense
Foreign exchange contracts – forecasted purchases	15	22	Cost of sales
Commodity contracts	(32)	(57)	Cost of sales
Interest rate contracts	–	–	Interest expense

Total	$(17)	$(35)

	Location of Gain /(Loss) on Ineffectiveness Recognized in Earnings	Gain /(Loss) on Ineffectiveness Recognized in Earnings for the Three Months Ended March 31, 2009

Foreign exchange contracts – intercompany loans	Interest expense	$–
Foreign exchange contracts – forecasted purchases	Cost of sales	–
Commodity contracts	Cost of sales	(2)
Interest rate contracts	Interest expense	–

Total		$(2)

We expect to transfer unrealized losses of $83 million (net of taxes) for commodity cash flow hedges and unrealized gains of $70 million (net of taxes) for foreign currency cash flow hedges to earnings during the next 12 months. As of March 31, 2009:

•	we had hedged forecasted commodity transactions for periods not exceeding the next 12 months;
•	we had hedged forecasted interest rate transactions for periods not exceeding the next 151 months; and
•

we had hedged forecasted foreign currency transactions for periods not exceeding the next 33 months, and excluding intercompany loans, we had hedged forecasted foreign currency transactions for periods not exceeding the next 9 months.

Hedges of Net Investments in Foreign Operations:

The effect of hedges of net investments in foreign operations for the three months ended March 31, 2009 was (in millions):

	Gain / (Loss) Recognized in OCI for the Three Months Ended March 31, 2009	Location of Gain / (Loss) Recorded in AOCI

		Currency Translation
Euro notes	$131	Adjustment
Economic Hedges: The effect of economic hedges, derivatives that are not designated as hedging instruments under SFAS No. 133, for the three months ended March 31, 2009 was (in millions):
	Location of Gain / (Loss) Recognized in Earnings	Gain / (Loss) Recognized in Earnings for the Three Months Ended March 31, 2009

Foreign exchange contracts – intercompany loans and forecasted interest payments	Interest expense	$(19)
Foreign exchange contracts – forecasted purchases	Cost of sales	1
Commodity contracts	Cost of sales	26

Total		$8

We recognized net gains of approximately $60 million on commodity contracts in the first quarter of 2008, directly as a component of cost of sales in our condensed consolidated statement of earnings. See our Form 10-K for the year ended December 31, 2008 for additional information on our purpose for entering into derivatives not designated as hedging instruments and our overall risk management strategies.

Volume:

As of March 31, 2009, we had the following outstanding hedges:

	Notional Amount in USD
	(in millions)

Foreign exchange contracts – intercompany loans	$2,101
Foreign exchange contracts – forecasted purchases	516
Commodity contracts	1,949
Interest rate contracts	400
Net investment hedge – euro notes	3,648

Note 10.  Commitments and Contingencies:

Legal Proceedings:

We are involved, from time to time, in legal proceedings, claims, and governmental inspections or investigations, arising in the ordinary course of our business. While we cannot predict with certainty the results of these matters, we do not expect that the ultimate costs to resolve these matters will have a material effect on our financial results.

Third-Party Guarantees:

We have third-party guarantees because of our acquisition, divestiture and construction activities. As part of those transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At March 31, 2009, the maximum potential payments under our third-party guarantees were $35 million. Substantially all of these guarantees expire at various times through 2018. The carrying amounts of these guarantees were $31 million on our condensed consolidated balance sheet at March 31, 2009.

Note 11.  Earnings Per Share:

Basic and diluted EPS were calculated using the following:

	For the Three Months Ended March 31,
	2009	2008
	(in millions, except per share data; 2008 restated)

Earnings from continuing operations	$662	$547
Earnings from discontinued operations, net of income taxes	–	54

Net earnings	662	601

Noncontrolling interest	2	2

Net earnings attributable to Kraft Foods	$660	$599

Weighted-average shares for basic EPS	1,475	1,532
Plus incremental shares from assumed conversions of stock options and restricted and deferred stock	8	10

Weighted-average shares for diluted EPS	1,483	1,542

Basic earnings per share attributable to Kraft Foods:
Continuing operations	$0.45	$0.35
Discontinued operations	–	0.04

Net earnings attributable to Kraft Foods	$0.45	$0.39

Diluted earnings per share attributable to Kraft Foods:
Continuing operations	$0.45	$0.35
Discontinued operations	–	0.04

Net earnings attributable to Kraft Foods	$0.45	$0.39

We excluded 24.2 million Kraft Foods stock options for the three months ended March 31, 2009 and 11.8 million Kraft Foods stock options for the three months ended March 31, 2008 from the calculation of weighted-average shares for diluted EPS because they were antidilutive.

Note 12. Segment Reporting:

Effective January 2009, we began implementing changes to our operating structure based on our Kraft Foods Europe Reorganization and our Organizing For Growth initiative. In line with our strategies, we have changed how we work in Europe in two key ways:

•

We transitioned our European Biscuit, Chocolate, Coffee and Cheese categories to fully integrated business units, further strengthening our focus on these core categories. To ensure decisions are made faster and closer to our customers and consumers, each category is fully accountable for their financial results, including marketing, manufacturing and R&D. Category leadership, based in Zurich, Switzerland, will report to the Kraft Foods Europe President. These business units now comprise the Kraft Foods Europe segment.

•

We have aligned the reporting of our Central Europe operations into our Kraft Foods Developing Markets segment to help build critical scale in these countries. We intend to operate a country-led model in these markets.

Kraft Foods manufactures and markets packaged food products, including snacks, beverages, cheese, convenient meals and various packaged grocery products. We manage and report operating results through three commercial units, Kraft Foods North America, Kraft Foods Europe and Kraft Foods Developing Markets. We manage the operations of Kraft Foods North America and Kraft Foods Europe by product category, and we manage the operations of Kraft Foods Developing Markets by geographic location. Our reportable segments are U.S. Beverages, U.S. Cheese, U.S. Convenient Meals, U.S. Grocery, U.S. Snacks, Canada & North America Foodservice, Kraft Foods Europe (formerly known as European Union) and Kraft Foods Developing Markets.

Management uses segment operating income to evaluate segment performance and allocate resources. We believe it is appropriate to disclose this measure to help investors analyze segment performance and trends. Segment operating income excludes unrealized gains and losses on hedging activities (which are a component of cost of sales), certain components of our U.S. pension plan cost (which is a component of cost of sales and marketing, administration and research costs), general corporate expenses (which are a component of marketing, administration and research costs) and amortization of intangibles for all periods presented. In 2009, we began excluding certain components of our U.S. pension plan cost from segment operating income because we centrally manage pension plan funding decisions, and the determination of discount rate, expected rate of return on plan assets and other actuarial assumptions. Therefore, we allocate only the service cost component of our U.S. pension plan expense to segment operating income. We exclude the unrealized gains and losses on hedging activities from segment operating income in order to provide better transparency of our segment operating results. Once realized, the gains and losses on hedging activities are recorded within segment operating results. We centrally manage interest and other expense and the provision for income taxes. Accordingly, we do not present these items by segment because they are excluded from the segment profitability measure that management reviews.

Segment data were:

	For the Three Months Ended
	March 31,
	2009	2008
	(in millions; 2008 restated)

Net revenues:
Kraft Foods North America:
U.S. Beverages	$783	$772
U.S. Cheese	894	957
U.S. Convenient Meals	1,117	1,032
U.S. Grocery	818	792
U.S. Snacks	1,197	1,190
Canada & N.A. Foodservice	907	1,029
Kraft Foods Europe	1,928	2,380
Kraft Foods Developing Markets	1,752	1,894

Net revenues	$9,396	$10,046

	For the Three Months Ended March 31,
	2009	2008
	(in millions; 2008 restated)

Earnings from continuing operations before income taxes:
Operating income:
Kraft Foods North America:
U.S. Beverages	$162	$145
U.S. Cheese	131	82
U.S. Convenient Meals	141	93
U.S. Grocery	262	239
U.S. Snacks	129	120
Canada & N.A. Foodservice	85	107
Kraft Foods Europe	146	124
Kraft Foods Developing Markets	207	190
Unrealized gains on hedging activities	87	25
Certain U.S. pension plan costs	(40)	–
General corporate expenses	(36)	(51)
Amortization of intangibles	(6)	(7)

Operating income	1,268	1,067
Interest and other expense, net	280	305

Earnings from continuing operations before income taxes	$988	$762

We recognized gains of $87 million on the change in unrealized hedging positions in the first quarter of 2009 and gains of $25 million in the first quarter of 2008.

Net revenues by consumer sector, which includes Kraft macaroni and cheese dinners in the Convenient Meals sector and the separation of Canada & N.A. Foodservice, and Kraft Foods Europe and Kraft Foods Developing Markets into sector components, were:

	For the Three Months Ended March 31, 2009
	Kraft Foods North America	Kraft Foods Europe	Kraft Foods Developing Markets	Total
	(in millions)

Snacks	$1,380	$1,060	$999	$3,439
Beverages	881	525	421	1,827
Cheese	1,207	221	190	1,618
Grocery	752	72	116	940
Convenient Meals	1,496	50	26	1,572

Total net revenues	$5,716	$1,928	$1,752	$9,396

	For the Three Months Ended March 31, 2008
	Kraft Foods North America	Kraft Foods Europe	Kraft Foods Developing Markets	Total
	(in millions; as restated)

Snacks	$1,382	$1,299	$1,104	$3,785
Beverages	888	636	446	1,970
Cheese	1,340	284	201	1,825
Grocery	766	85	120	971
Convenient Meals	1,396	76	23	1,495

Total net revenues	$5,772	$2,380	$1,894	$10,046

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Description of the Company

We manufacture and market packaged food products, including snacks, beverages, cheese, convenient meals and various packaged grocery products, in approximately 150 countries.

Executive Summary

This executive summary provides significant highlights of the Discussion and Analysis that follows.

•	Net revenues in the first quarter of 2009 decreased 6.5% to $9.4 billion.

•	Diluted EPS in the first quarter of 2009 increased 15.4% to $0.45.

•

On August 4, 2008, we completed the split-off of the Post cereals business. Accordingly, the results of the Post cereals business have been reflected as discontinued operations on the condensed consolidated statement of earnings, and prior period results have been restated in a consistent manner.

•

Our $5.0 billion share repurchase authority expired on March 30, 2009. We repurchased 130.9 million shares for $4.3 billion under the program. We did not repurchase any shares in the first quarter of 2009.

Discussion and Analysis

Items Affecting Comparability of Financial Results

Divestitures

Post Cereals Split-off:

On August 4, 2008, we completed the split-off of the Post cereals business into Ralcorp Holdings, Inc., after an exchange with our shareholders. Accordingly, the results of the Post cereals business have been reflected as discontinued operations on the condensed consolidated statement of earnings, and prior period results have been restated in a consistent manner. Refer to our Form 10-K for the year ended December 31, 2008 for further details of this transaction.

Summary results of operations for the Post cereals business for the three months ended March 31, 2008 were as follows:

2008
(in millions)

Net revenues	$270

Earnings before income taxes	85
Provision for income taxes	31

Earnings from discontinued operations, net of income taxes	$54

Other Divestitures:

In the first quarter of 2008, we divested two operations in Spain. We made $11 million in disbursements and recorded pre-tax losses of $18 million on these divestitures. The operating results of these divestitures were not material to our financial statements in any of the periods presented, neither individually nor in the aggregate.

Restructuring Costs

2004 – 2008 Restructuring Program:

In 2008, we completed our five-year restructuring program (the “Restructuring Program”). The Restructuring Program’s objectives were to leverage our global scale, realign and lower our cost structure, and optimize capacity. As part of the Restructuring Program, we:

•	incurred $3.1 billion in pre-tax charges reflecting asset disposals, severance and implementation costs;
•	announced the closure of 36 facilities and announced the elimination of approximately 19,000 positions;
•	will use cash to pay for $2.0 billion of the $3.1 billion in charges; and
•	anticipate reaching cumulative, annualized savings of $1.4 billion for the total program.

We incurred no charges under the Restructuring Program during the first quarter of 2009 and $98 million, or $0.04 per diluted share, during the first quarter of 2008. Since the inception of the Restructuring Program, we have paid cash for $1.6 billion of the $3.1 billion in charges, including $47 million paid in the first quarter of 2009. At March 31, 2009, we had an accrual of $432 million, and we had eliminated approximately 15,900 positions.

Under the Restructuring Program, we recorded asset impairment and exit costs of $80 million during the first quarter of 2008. We recorded implementation costs of $18 million during the first quarter of 2008 within cost of sales and marketing, administration and research costs. Implementation costs are directly attributable to exit costs; however, they do not qualify for treatment under Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. These costs primarily included the discontinuation of less profitable product lines, incremental expenses related to the closure of facilities, the Electronic Data Systems transition and the reorganization of our European operations. Management believes the disclosure of implementation charges provides readers of our financial statements greater transparency to the total costs of our Restructuring Program.

Provision for Income Taxes

Our effective tax rate was 33.0% in the first quarter of 2009 and 28.2% in the first quarter of 2008. Our first quarter 2009 effective tax rate included tax benefits of $25 million, primarily resulting from corrections of federal, state and foreign deferred taxes and the resolution of tax audits and outstanding items in our international operations. Our effective tax rate included tax benefits of $66 million in the first quarter of 2008, primarily resulting from the resolution of state tax audits and outstanding items in our international operations and the tax impact of the divestitures of two operations in Spain.

Consolidated Results of Operations

The following discussion compares our consolidated results of operations for the three months ended March 31, 2009 and 2008.

	For the Three Months Ended
	March 31,
	2009	2008	$ change	% change
	(in millions, except per share data; 2008 restated)

Net revenues	$ 9,396	$ 10,046	$ (650)	(6.5%	)

Operating income	1,268	1,067	201	18.8%

Earnings from continuing operations	662	547	115	21.0%

Net earnings attributable to Kraft Foods	660	599	61	10.2%

Diluted earnings per share attributable to Kraft Foods	0.45	0.39	0.06	15.4%
Net Revenues – Net revenues decreased $650 million (6.5%) to $9,396 million in the first quarter of 2009, due to the following:
Change in net revenues (by percentage point)
Unfavorable foreign currency			(7.9)pp
Unfavorable volume/mix			(3.4)pp
Impact of divestitures			(0.9)pp
Higher net pricing			5.7pp

Total change in net revenues			(6.5)%

Foreign currency decreased net revenues by $786 million, due primarily to the strength of the U.S. dollar against the euro, Canadian dollar, Brazilian real, Russian ruble and British pound. The unfavorable volume/mix impact on revenue was driven by volume declines across all reportable segments, except U.S. Beverages and U.S. Convenient Meals, primarily due to the discontinuation of less profitable product lines, the shift in timing of Easter, and by unfavorable mix in Kraft Foods North America. The decrease in net revenues was partially offset by higher input cost-driven pricing.

Operating Income – Operating income increased $201 million (18.8%) to $1,268 million in the first quarter of 2009, due to the following:

			Operating
			Income	Change
			(in millions)	(percentage point)
Operating Income for the Three Months Ended March 31, 2008			$ 1,067
Change in operating income
Higher pricing			569	48.0pp
Higher input costs			(331)	(27.9)pp
Lower fixed manufacturing costs			29	2.5pp
Unfavorable volume/mix			(91)	(7.7)pp
Increased unrealized gains on hedging activities			62	5.2pp
Higher marketing, administration and research costs			(18)	(1.4)pp
Lower Restructuring Program costs			98	9.8pp
Lower losses on divestitures, net			18	2.0pp
Unfavorable foreign currency			(122)	(10.3)pp
Other, net			(13)	(1.4)pp

Total change in operating income			201	18.8%

Operating Income for the Three Months Ended March 31, 2009			$ 1,268

Higher pricing more than offset our input cost increases during the quarter, as we recovered some of our cumulative cost increases from prior years. The increase in input costs was primarily related to higher raw material costs. Total marketing, administration and research costs, as recorded in the condensed consolidated statement of earnings, decreased $138 million over the first quarter of 2008 and, excluding the impacts of divestitures and foreign currency, increased $18 million over the first quarter of 2008. We recognized gains of $87 million on the change in unrealized hedging positions in the first quarter of 2009 and gains of $25 million in the first quarter of 2008. There were no Restructuring Program charges or gains or losses on divestitures recorded in the first quarter of 2009, versus $98 million in Restructuring Program charges and $18 million of net losses on divestitures that were recorded in the first quarter of 2008. In addition, foreign currency movements decreased operating income by $122 million, due primarily to the strength of the U.S. dollar against the Canadian dollar, euro, British pound and Brazilian real.

Net Earnings and Earnings per Share Attributable to Kraft Foods – Net earnings attributable to Kraft Foods of $660 million increased by $61 million (10.2%) in the first quarter of 2009. Diluted earnings per share attributable to Kraft Foods were $0.45 in the first quarter of 2009, up 15.4% from $0.39 in the first quarter of 2008, due to the following:

	Net Earnings Attributable to Kraft Foods	Diluted EPS Attributable to Kraft Foods
	(in millions, except per share data)
Net Earnings Attributable to Kraft Foods for the Three Months Ended March 31, 2008	$599	$0.39
Change in net earnings attributable to Kraft Foods
Increases in operations		0.06
Increased unrealized gains on hedging activities		0.03
Lower Restructuring Program costs		0.04
Lower interest and other expense, net		0.01
Unfavorable foreign currency		(0.05)
Other changes in taxes		(0.01)

Change in net earnings from continuing operations		0.08

Decreased earnings from discontinued operations		(0.04)

Change in net earnings from discontinued operations		(0.04)

Fewer shares outstanding		0.02

Total change in net earnings attributable to Kraft Foods	61	0.06

Net Earnings Attributable to Kraft Foods for the Three Months Ended March 31, 2009	$660	$0.45

Results of Operations by Reportable Segment

Effective January 2009, we began implementing changes to our operating structure based on our Kraft Foods Europe Reorganization and our Organizing For Growth initiative. In line with our strategies, we have changed how we work in Europe in two key ways:

•

We transitioned our European Biscuit, Chocolate, Coffee and Cheese categories to fully integrated business units, further strengthening our focus on these core categories. To ensure decisions are made faster and closer to our customers and consumers, each category is fully accountable for their financial results, including marketing, manufacturing and R&D. Category leadership, based in Zurich, Switzerland, will report to the Kraft Foods Europe President. These business units now comprise the Kraft Foods Europe segment.

•

We have aligned the reporting of our Central Europe operations into our Kraft Foods Developing Markets segment to help build critical scale in these countries. We intend to operate a country-led model in these markets. This change also will keep Kraft Foods Europe management fully focused on implementing their new structure and growing the business.

On March 26, 2009, we filed a Form 8-K with the SEC related to our new operating structure. Refer to the Form 8-K for additional information reconciling our prior period reportable segments to our new reportable segments.

We manage and report operating results through three commercial units, Kraft Foods North America, Kraft Foods Europe and Kraft Foods Developing Markets. We manage the operations of Kraft Foods North America and Kraft Foods Europe by product category, and we manage the operations of Kraft Foods Developing Markets by geographic location. Our reportable segments are U.S. Beverages, U.S. Cheese, U.S. Convenient Meals, U.S. Grocery, U.S. Snacks, Canada & North America Foodservice, Kraft Foods Europe (formerly known as European Union) and Kraft Foods Developing Markets.

The following discussion compares our operating results of each of our reportable segments for the three months ended March 31, 2009 and 2008.

	For the Three Months Ended
	March 31,
	2009	2008
	(in millions; 2008 restated)

Net revenues:
Kraft Foods North America:
U.S. Beverages	$783	$772
U.S. Cheese	894	957
U.S. Convenient Meals	1,117	1,032
U.S. Grocery	818	792
U.S. Snacks	1,197	1,190
Canada & N.A. Foodservice	907	1,029
Kraft Foods Europe (1)	1,928	2,380
Kraft Foods Developing Markets	1,752	1,894

Net revenues	$9,396	$10,046

(1) This segment was formerly known as European Union.

	For the Three Months Ended
	March 31,
	2009	2008
	(in millions; 2008 restated)

Operating income:
Kraft Foods North America:
U.S. Beverages	$162	$145
U.S. Cheese	131	82
U.S. Convenient Meals	141	93
U.S. Grocery	262	239
U.S. Snacks	129	120
Canada & N.A. Foodservice	85	107
Kraft Foods Europe	146	124
Kraft Foods Developing Markets	207	190
Unrealized gains on hedging activities	87	25
Certain U.S. pension plan costs	(40)	–
General corporate expenses	(36)	(51)
Amortization of intangibles	(6)	(7)

Operating income	$1,268	$1,067

As discussed in Note 12, Segment Reporting, our management uses segment operating income to evaluate segment performance and allocate resources. We believe it is appropriate to disclose this measure to help investors analyze segment performance and trends. Segment operating income excludes unrealized gains and losses on hedging activities (which are a component of cost of sales), certain components of our U.S. pension plan cost (which is a component of cost of sales and marketing, administration and research costs), general corporate expenses (which are a component of marketing, administration and research costs) and amortization of intangibles for all periods presented. In 2009, we began excluding certain components of our U.S. pension plan cost from segment operating income because we centrally manage pension plan funding decisions, and the determination of discount rate, expected rate of return on plan assets and other actuarial assumptions. Therefore, we allocate only the service cost component of our U.S. pension plan expense to segment operating income. We exclude the unrealized gains and losses on hedging activities from segment operating income in order to provide better transparency of our segment operating results. Once realized, the gains and losses on hedging activities are recorded within segment operating results. Accordingly, we do not present these items by segment because they are excluded from the segment profitability measure that management reviews.

U.S. Beverages

	For the Three Months Ended
	March 31,
	2009	2008	$ change	% change
	(in millions; 2008 restated)

Net revenues	$783	$772	$11	1.4%
Segment operating income	162	145	17	11.7%

Net revenues increased $11 million (1.4%), due to favorable volume/mix (2.2 pp), partially offset by lower net pricing (0.8 pp). Net revenues increased in the quarter due to favorable volume/mix driven by higher shipments in ready-to-drink beverages, primarily Capri Sun, and powdered beverages, primarily Kool-Aid, partially offset by lower shipments in coffee, due to the shift in timing of Easter, and unfavorable mix driven by the higher ready-to-drink volume. Lower net pricing was primarily driven by higher promotional spending in coffee and ready-to-drink beverages.

Segment operating income increased $17 million (11.7%), due primarily to lower marketing, administration and research costs, lower marketing support costs, the absence of 2008 Restructuring Program costs and favorable volume/mix (higher shipments, net of unfavorable product mix), partially offset by higher raw material costs and lower net pricing.

U.S. Cheese

	For the Three Months Ended
	March 31,
	2009	2008	$ change	% change
	(in millions; 2008 restated)

Net revenues	$894	$957	$(63)	(6.6%	)
Segment operating income	131	82	49	59.8%

Net revenues decreased $63 million (6.6%), due to unfavorable volume/mix (9.6 pp), partially offset by higher net pricing (3.0 pp), as we recovered some of our cumulative cost increases from prior years. Net revenues declined in the quarter due to lower shipments driven by the impact of higher pricing and the shift in timing of Easter. Higher net pricing was due to input cost-driven pricing, net of increased promotional spending.

Segment operating income increased $49 million (59.8%), due primarily to better alignment of our pricing with our costs (the combination of higher pricing and lower input costs offset some of our cumulative cost increases from prior years). In addition, segment operating income was impacted by the absence of 2008 Restructuring Program costs, lower marketing, administration and research costs and lower marketing support costs, which were offset by unfavorable volume/mix (lower shipments and unfavorable product mix).

U.S. Convenient Meals

	For the Three Months Ended
	March 31,
	2009	2008	$ change	% change
	(in millions; 2008 restated)

Net revenues	$1,117	$1,032	$85	8.2%
Segment operating income	141	93	48	51.6%

Net revenues increased $85 million (8.2%), due to higher net pricing (5.8 pp) and favorable volume/mix (2.4 pp). Net revenues increased in meats driven by higher net pricing, due to input cost-driven pricing, net of increased promotional spending. Also contributing to meats net revenue growth was higher shipments of bacon and sandwich meats, behind the continued growth of Oscar Mayer Deli Fresh meats. In pizza, net revenues increased due to the volume growth in our DiGiorno and California Pizza Kitchen premium brands, primarily behind the For One product platform, and Jack’s Pizza brand. Also contributing to higher pizza net revenues was higher input cost-driven pricing, net of increased promotional spending.

Segment operating income increased $48 million (51.6%), due primarily to higher net pricing, favorable volume/mix (improved product mix and higher shipments) and the absence of 2008 Restructuring Program costs, partially offset by higher raw material costs.

U.S. Grocery

	For the Three Months Ended
	March 31,
	2009	2008	$ change	% change
	(in millions; 2008 restated)

Net revenues	$818	$792	$26	3.3%
Segment operating income	262	239	23	9.6%

Net revenues increased $26 million (3.3%), due to higher net pricing (7.4 pp), partially offset by unfavorable volume/mix (4.1 pp). Net revenues increased due to higher input cost-driven pricing across our key categories, primarily spoonable and pourable salad dressings. Net revenues growth was partially offset by lower volume, net of favorable product mix. This reflected the 2008 exit of Handi-Snacks ready-to-eat desserts, the shift in timing of Easter, as well as lower shipments in spoonable salad dressings, which were partially offset by growth in Kraft macaroni and cheese dinners.

Segment operating income increased $23 million (9.6%), due primarily to higher net pricing, lower manufacturing costs, lower marketing, administration and research costs and lower marketing support costs, partially offset by higher raw material costs and unfavorable volume/mix (lower shipments, net of improved product mix).

U.S. Snacks

	For the Three Months Ended
	March 31,
	2009	2008	$ change	% change
	(in millions; 2008 restated)

Net revenues	$1,197	$1,190	$7	0.6%
Segment operating income	129	120	9	7.5%

Net revenues increased $7 million (0.6%), due to higher net pricing (8.2 pp), partially offset by unfavorable volume/mix (7.6 pp). Biscuits net revenues increased, driven by higher input cost-driven pricing, partially offset by lower volume. Biscuits volume decline was due to lower shipments in Chips Ahoy!, Premium and Wheat Thins crackers and the shift in timing of Easter, partially offset by gains in Oreo cookies. Snack bars net revenues decreased, primarily due to volume declines in breakfast bars. Snack nuts net revenues decreased, primarily driven by lower volume due to the recall of certain products containing pistachios in March 2009 and the impact of higher pricing.

Segment operating income increased $9 million (7.5%), due primarily to higher net pricing, lower marketing support costs and the absence of 2008 Restructuring Program costs, partially offset by higher input costs (primarily higher raw material costs) and unfavorable volume/mix (lower shipments, including the recall of certain products containing pistachios, and unfavorable product mix).

Canada & N.A. Foodservice

	For the Three Months Ended
	March 31,
	2009	2008	$ change	% change
	(in millions; 2008 restated)

Net revenues	$907	$1,029	$(122)	(11.9%	)
Segment operating income	85	107	(22)	(20.6%	)

Net revenues decreased $122 million (11.9%), due to the significant impact of unfavorable foreign currency (12.7 pp) and unfavorable volume/mix (1.4 pp), partially offset by higher net pricing (2.2 pp). In Canada, net revenues decreased, driven by unfavorable foreign currency movements, partially offset by volume gains across all retail businesses and higher net pricing.

In N.A. Foodservice, net revenues decreased, driven by lower volume, due to industry wide declines in restaurant traffic, unfavorable foreign currency movements and the discontinuation of less profitable product lines, partially offset by higher input cost-driven pricing.

Segment operating income decreased $22 million (20.6%), due primarily to higher input costs (including higher raw material costs) and unfavorable foreign currency, partially offset by higher net pricing and the absence of 2008 Restructuring Program costs.

Kraft Foods Europe

	For the Three Months Ended March 31,
	2009	2008	$ change	% change
	(in millions; 2008 restated)

Net revenues	$1,928	$2,380	$(452)	(19.0%	)
Segment operating income	146	124	22	17.7%

Net revenues decreased $452 million (19.0%), due to the significant impact of unfavorable foreign currency (12.7 pp), unfavorable volume/mix (7.2 pp) and the impact of divestitures (3.0 pp), partially offset by higher net pricing (3.9 pp). Net revenues declined in the quarter driven by unfavorable foreign currency movements, primarily reflecting the strength of the U.S. dollar versus the euro and British pound. In addition, volume declines in chocolate, coffee and cheese, the shift in timing of Easter and the discontinuation of less profitable product lines drove net revenues lower. Offsetting these unfavorable revenue drivers was higher input cost-driven pricing, net of higher promotional spending (primarily in chocolate).

Segment operating income increased $22 million (17.7%), due primarily to higher net pricing, the absence of 2008 Restructuring Program costs, the 2008 net loss on the divestitures of two operations in Spain and lower marketing support costs. These favorable variances were partially offset by unfavorable foreign currency, unfavorable volume/mix (lower shipments, net of improved product mix), higher marketing, administration and research costs, higher non-recurring costs associated with the Kraft Foods Europe Reorganization discussed below, higher raw material costs and the impact of divestures.

Kraft Foods Europe Reorganization – We are in the process of reorganizing our European operations to function on a pan-European centralized category management and value chain model. As part of this reorganization, we recorded charges of $17 million in the first quarter of 2009, related to other non-recurring costs. These charges were recorded within marketing, administration and research costs. In the first quarter of 2008, we recorded $6 million of restructuring costs, $9 million of implementation costs and $3 million of other non-recurring costs. Restructuring and implementation costs were recorded as part of our overall Restructuring Program in the first quarter of 2008. Other non-recurring costs relating to our Kraft Foods Europe Reorganization were recorded within marketing, administration and research costs in the first quarter of 2008. Management believes the disclosure of implementation and other non-recurring charges provides readers of our financial statements greater transparency to the total costs of our Kraft Foods Europe Reorganization.

Kraft Foods Developing Markets

	For the Three Months Ended March 31,
	2009	2008	$ change	% change
	(in millions; 2008 restated)

Net revenues	$1,752	$1,894	$(142)	(7.5%	)
Segment operating income	207	190	17	8.9%

Net revenues decreased $142 million (7.5%), due primarily to the significant impact of unfavorable foreign currency (19.3 pp), partially offset by higher net pricing (11.5 pp) and favorable volume/mix (0.5 pp). In Central and Eastern Europe, Middle East & Africa, net revenues decreased, driven by unfavorable foreign currency, partially offset by higher net pricing across the region and favorable volume/mix (improved product mix, net of lower shipments). In Latin America, net revenues decreased, driven by unfavorable foreign currency, partially offset by higher net pricing across the region and favorable volume/mix, primarily due to improved product mix. In Asia Pacific, net revenues decreased, due primarily to unfavorable foreign currency and lower volume, primarily in Australia/New Zealand and Southeast Asia, partially offset by higher net pricing across the region.

Segment operating income increased $17 million (8.9%), due primarily to higher net pricing, lower fixed manufacturing costs, favorable volume/mix (improved product mix, net of lower shipments) and the absence of 2008 Restructuring Program costs, partially offset by higher input costs (including higher raw material costs), unfavorable foreign currency, higher marketing support costs and higher marketing, administration and research costs.

Critical Accounting Policies

There were no significant changes to our critical accounting policies disclosed in our Form 10-K for the year ended December 31, 2008, other than those discussed below.

Inventories:

Effective January 1, 2009, we changed our method of valuing our U.S. inventories to the average cost method. In prior years, principally all U.S. inventories were valued using the last-in, first-out (“LIFO”) method. With this change all of our inventories are valued using the average cost method. We used the LIFO method to determine the cost of 35% of inventories at December 31, 2008. We believe that the average cost method of accounting for U.S. inventories is preferable and will improve financial reporting by better matching revenues and expenses to current costs, by better aligning our external reporting with our competitors, and by aligning our external reporting with our tax basis of accounting. We restated prior years’ financial statements to conform to the change in accounting policy.

Refer to Note 1, Summary of Significant Accounting Policies, for further details of this change in accounting policy.

Financial instruments:

Interest rate hedges – We manage interest rate volatility by modifying the repricing or maturity characteristics of certain liabilities so that the net interest margin is not, on a material basis, adversely affected by movements in interest rates. As a result of interest rate fluctuations, hedged fixed-rate liabilities appreciate or depreciate in market value. The effect of this unrealized appreciation or depreciation is expected to be substantially offset by our gains or losses on the derivative instruments that are linked to these hedged liabilities.

We use derivative instruments, including interest rate swaps, that have indices related to the pricing of specific liabilities as part of our interest rate risk management strategy. As a matter of policy, we do not use highly leveraged derivative instruments for interest rate risk management. Interest rate swaps generally involve the exchange of fixed-rate and variable-rate interest payments between two parties, based on a common notional principal amount and maturity date.

We use interest rate swaps to hedge the variability of interest payment cash flows on a portion of our future debt obligations. Under the interest rate swap contracts, we agree with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts, which is calculated based on an agreed-upon notional amount.

For those derivative instruments that are highly effective and qualify for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, we defer the effective portion of unrealized gains and losses on interest rate swaps as a component of accumulated other comprehensive earnings / (losses). We recognize the deferred portion as a component of interest and other expense, net when we incur the interest expense. The ineffective portion is directly recorded as a component of interest and other expense, net. For the derivative instruments that we consider economic hedges but do not designate for hedge accounting treatment under SFAS No. 133, we recognize gains and losses directly as a component of interest and other expense, net.

Commodity Trends

We are a major purchaser of dairy, coffee, cocoa, wheat, corn products, soybean and vegetable oils, nuts, meat products, and sugar and other sweeteners. We also use significant quantities of plastic, glass and cardboard to package our products, and natural gas for our factories and warehouses. We continually monitor worldwide supply and cost trends of these commodities so we can act quickly to obtain ingredients and packaging needed for production.

During the first quarter of 2009, our aggregate commodity costs increased as a result of higher wheat, soybean oil, cocoa, sugar, meat, coffee and packaging costs. For the first quarter of 2009, our commodity costs were approximately $260 million higher than the first quarter of 2008, with grain, oil, cocoa and sugar costs accounting for the majority of the overall increase. Overall, we expect commodity prices to continue to be volatile over the remainder of the year.

Liquidity

We believe that our cash from operations, our existing $4.5 billion credit facility (which supports our commercial paper program) and our authorized long-term financing will provide sufficient liquidity to meet our working capital needs (including the cash requirements of the Restructuring Program), planned capital expenditures, future contractual obligations and payment of our anticipated quarterly dividends. Despite recent market conditions, we continue to utilize our commercial paper program and international credit lines for daily funding requirements. We also use short-term intercompany loans from foreign subsidiaries to improve financial flexibility, which have been made more feasible by recent, temporary U.S. tax law changes. Overall, we do not foresee any impact to funding sources that would have a material effect on our liquidity.

Net Cash Provided by Operating Activities:

During the first quarter of 2009, operating activities provided $423 million net cash, compared with $217 million in the first quarter of 2008. The increase in operating cash flows primarily relates to increased earnings and working capital improvements (primarily due to improved receivables and inventories positions, partially offset by higher interest payments, principally due to the first annual payment on our euro notes). The increase in operating cash flows was partially offset by the split-off of the Post cereals business.

During the first quarter of 2009, we contributed $11 million to our U.S. pension plans and $46 million to our non-U.S. pension plans. On May 1, 2009, we made a contribution of $200 million to our U.S. pension plans, and we plan to make further contributions of approximately $10 million to our U.S. plans and approximately $120 million to our non-U.S. plans during the remainder of 2009. We expect to fund these contributions from operations.

Net Cash Used in Investing Activities:

During the first quarter of 2009, net cash used in investing activities was $174 million, compared with $294 million in the first quarter of 2008. The decrease in cash used in investing activities primarily relates to lower capital expenditures in the first quarter of 2009 and $11 million in disbursements made on the divestitures of two operations in Spain in the first quarter of 2008.

Capital expenditures, which were funded by operating activities, were $207 million in the first quarter of 2009, compared with $271 million in the first quarter of 2008. We expect full-year capital expenditures to be in line with 2008 expenditures of $1.4 billion, including capital expenditures required for systems investments. We expect to fund these expenditures from operations.

Net Cash (Used in) / Provided by Financing Activities:

During the first quarter of 2009, net cash used in financing activities was $294 million, compared with $99 million provided during the first quarter of 2008. The net cash used in financing activities in the first quarter of 2009 primarily related to $426 million in dividends paid, partially offset by $128 million in net commercial paper issuances. The net cash provided by financing activities in the first quarter of 2008 primarily related to $4.5 billion in proceeds from our long-term debt offering and $1.1 billion in net commercial paper issuances, partially offset by a $4.5 billion payment on the bridge facility used to fund our acquisition of the global LU biscuit business of Groupe Danone S.A., $650 million in Common Stock share repurchases and $415 million in dividends paid.

In November 2009, $750 million of our long-term debt matures. We expect to fund the repayment through the issuance of commercial paper or long-term debt.

Borrowing Arrangements:

We maintain a revolving credit facility that we have historically used for general corporate purposes and to support our commercial paper issuances. We intend to renegotiate our $4.5 billion revolving credit facility before it expires in April 2010. No amounts have been drawn on this facility. In October 2008, one of the syndicate banks under our credit facility, Lehman Commercial Paper, Inc., filed for bankruptcy protection. Lehman’s commitment under our credit facility is approximately $136 million. We do not expect to replace them, and our capacity under our credit facility will accordingly be reduced to approximately $4.4 billion. We do not expect this to have a current or future effect on our liquidity.

We must maintain a net worth of at least $20.0 billion under the terms of our revolving credit facility. At March 31, 2009, our net worth was $22.5 billion. We expect to continue to meet this covenant. The revolving credit facility has no other financial covenants, credit rating triggers or provisions that could require us to post collateral as security.

In addition to the above, some of our international subsidiaries maintain primarily uncommitted credit lines to meet short-term working capital needs. Collectively, these credit lines amounted to $1.6 billion at March 31, 2009. Borrowings on these lines amounted to $288 million at March 31, 2009 and $291 million at December 31, 2008.

At December 31, 2007, we had borrowed €3.8 billion (approximately $5.5 billion) under the 364-day bridge facility agreement we used to acquire the global LU biscuit business of Groupe Danone S.A. (“LU Biscuit Bridge Facility”). Under the terms of the credit agreement, we were required to repay borrowings with the net cash proceeds from debt offerings having a maturity of greater than one year. As such, we repaid €2.8 billion (approximately $4.5 billion) of the LU Biscuit Bridge Facility with the proceeds from our March 20, 2008 debt issuance discussed below. At March 31, 2008, we had €1.0 billion (approximately $1.5 billion) of outstanding borrowings under this facility, which we repaid with proceeds from our May 22, 2008 debt issuance. Upon repayment, this facility was terminated.

Debt:

Our total debt was $20.2 billion at March 31, 2009 and $20.3 billion at December 31, 2008. Our debt-to-capitalization ratio was 0.47 at March 31, 2009 and 0.48 at December 31, 2008.

On March 20, 2008, we issued €2.85 billion (approximately $4.5 billion) of senior unsecured notes. We used the net proceeds (approximately $4,470 million) from the sale of the offered securities to repay a portion of our LU Biscuit Bridge Facility.

The notes from the above issuance include covenants that restrict our ability to incur debt secured by liens above a certain threshold. We are also required to offer to purchase these notes at a price equal to 101% of the aggregate principal amount, plus accrued and unpaid interest to the date of repurchase, if we experience both of the following:

(i)	a “change of control” triggering event; and
(ii)	a downgrade of these notes below an investment grade rating by each of Moody’s Investors Service, Inc., Standard & Poor’s Ratings Services and Fitch, Inc. within a specified period.

We expect to continue to comply with our long-term debt covenants. Refer to our Form 10-K for the year ended December 31, 2008 for further details of this debt offering.

We refinance long-term and short-term debt from time to time. The nature and amount of our long-term and short-term debt and the proportionate amount of each varies as a result of future business requirements, market conditions and other factors. At March 31, 2009, we had approximately $3.0 billion remaining in long-term financing authority from our Board of Directors.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

We have no off-balance sheet arrangements other than the guarantees and contractual obligations that are discussed below and in our Form 10-K for the year ended December 31, 2008.

Guarantees:

As discussed in Note 10, Commitments and Contingencies, we have third-party guarantees because of our acquisition, divestiture and construction activities. As part of those transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At March 31, 2009, the maximum potential payments under our third-party guarantees were $35 million. Substantially all of these guarantees expire at various times through 2018. The carrying amounts of these guarantees were $31 million on our condensed consolidated balance sheet at March 31, 2009.

In addition, at March 31, 2009, we were contingently liable for $166 million of guarantees related to our own performance. These include letters of credit related to dairy commodity purchases and guarantees related to the payment of custom duties and taxes, and other letters of credit.

Guarantees do not have, and we do not expect them to have, a material effect on our liquidity.

Equity and Dividends

Stock Repurchases:

In the past, our Board of Directors authorized the following Common Stock repurchase program. We were not obligated to repurchase any of our Common Stock and could have suspended the program at our discretion. We made these repurchases of our Common Stock in open market transactions.

Share Repurchase Program Authorized by the Board of Directors	$5.0 billion

Authorized period for repurchase	April 2007 – March 2009

Aggregate cost of shares repurchased in first quarter 2009 (millions of shares)	– –

Aggregate cost of shares repurchased life-to-date under program (millions of shares)	$4.3 billion (130.9 shares)

Our $5.0 billion share repurchase authority expired on March 30, 2009.

Stock Plans:

In January 2009, we granted 1.4 million shares of stock in connection with our long-term incentive plan. The market value per share was $27.00 on the date of grant. The unvested shares have no voting rights and do not pay dividends.

In February 2009, as part of our annual incentive program, we issued 4.0 million shares of restricted and deferred stock to eligible U.S. and non-U.S. employees. The market value per restricted or deferred share was $23.64 on the date of grant. Also, as part of our annual incentive program, we granted 16.3 million stock options to eligible U.S. and non-U.S. employees at an exercise price of $23.64.

We also issued 0.1 million off-cycle shares of restricted and deferred stock during the first quarter of 2009. The weighted-average market value per restricted or deferred share was $25.46 on the date of grant. In aggregate, we issued 5.5 million restricted and deferred shares during the first quarter of 2009, including those issued as part of our long-term incentive plan.

Dividends:

We paid dividends of $426 million in the first quarter of 2009 and $415 million in the first quarter of 2008. The 2.7% increase reflects a higher dividend rate in 2009, partially offset by a lower number of shares outstanding resulting from the split-off of the Post cereals business. The present annualized dividend rate is $1.16 per common share. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.

2009 Outlook

During our quarterly earnings call, we reaffirmed that we expect diluted EPS of $1.88 for 2009.

The factors described in the “Risk Factors” section of our Form 10-K for the year ended December 31, 2008, represent continuing risks to these forecasts.

Significant Accounting Estimates

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Our significant accounting policies are described in Note 1 to our consolidated financial statements in our Form 10-K for the year ended December 31, 2008. Our significant accounting estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2008. The impact of new accounting standards is discussed in the following section. There were no changes in our accounting policies in the current period that had a material impact on our financial statements, other than those discussed in Note 1, Summary of Significant Accounting Policies.

New Accounting Standards

See Note 1, Summary of Significant Accounting Policies, for a discussion of new accounting standards.

Contingencies

See Note 10, Commitments and Contingencies, and Part II, Item 1. Legal Proceedings for a discussion of contingencies.

Forward-Looking Statements

This report contains forward-looking statements regarding the impact of certain accounting pronouncements; with regard to our Restructuring Program, that we will use cash to pay for a portion of the charges and our expected annualized savings; our belief regarding the change in method of valuing our U.S. inventories; our expectation regarding the effect of unrealized appreciation or depreciation; that commodity prices will continue to be volatile over the remainder of the year; our belief regarding our liquidity; our belief regarding our funding sources; our expectation regarding funding our pension plans; our expectation to fund capital expenditures from operations; our expectation to repay long-term debt that matures in November 2009; the effect of Lehman’s bankruptcy on our revolving credit facility; our expectation to continue to meet financial covenants under our revolving credit facility; our expectation to continue to comply with our long-term debt covenants; the effect of guarantees on our liquidity; our 2009 Outlook; and our belief that the final outcome of our legal proceedings will not materially affect our financial results.

These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below and those contained in the “Risk Factors” found in our Form 10-K for the year ended December 31, 2008, identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Such factors, include, but are not limited to, continued volatility in input costs, pricing actions, increased competition, our ability to differentiate our products from private label products, increased costs of sales, difficulty in obtaining materials from our suppliers, the ability to supply our products and meet demand for our products, our indebtedness and our ability to repay our indebtedness, unexpected safety or manufacturing issues, FDA or other regulatory actions or delays, unanticipated expenses such as litigation or legal settlement expenses, a shift in our product mix to lower margin offerings, failure to expand into certain emerging markets, risks from operating internationally, and tax law changes. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

As Kraft Foods operates globally, we use certain financial instruments to manage our foreign currency exchange rate, commodity price and interest rate risks. We monitor and manage these exposures as part of our overall risk management program. Our risk management program focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. We maintain foreign currency, commodity price and interest rate risk management policies that principally use derivative instruments to reduce significant, unanticipated earnings fluctuations that may arise from volatility in foreign currency exchange rates, commodity prices and interest rates. We also sell commodity futures to unprice future purchase commitments, and we occasionally use related futures to cross-hedge a commodity exposure. We are not a party to leveraged derivatives and, by policy, do not use financial instruments for speculative purposes. Refer to Note 9, Financial Instruments, for further information on the types of derivative instruments we used to hedge our exposures. There were no significant changes in our exposures or the types of derivative instruments we use since December 31, 2008, other than those discussed in Note 1, Summary of Significant Accounting Policies.

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

b)	Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended March 31, 2009. In 2008, we began implementing “Catalyst,” a business initiative to simplify and harmonize our systems processes. This multi-year program includes the delivery of SAP enterprise software applications and business solutions. During the quarter ended March 31, 2009, we transitioned some of our processes and procedures into the SAP control environment. As we migrate to the SAP environment, our management ensures that our key controls are mapped to applicable SAP controls, tests transition controls prior to the migration date of those controls, and as appropriate, maintains and evaluates controls over the flow of information to and from SAP. We expect the transition period to be completed in 2011. We determined that there were no other changes in our internal control over financial reporting during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We are involved, from time to time, in legal proceedings, claims, and governmental inspections or investigations, arising in the ordinary course of our business. While we cannot predict with certainty the results of these matters, we do not expect that the ultimate costs to resolve these matters will have a material effect on our financial results.

Item 1A.  Risk Factors.

There were no material changes to the risk factors disclosed in our Form 10-K for the year ended December 31, 2008, in response to Item 1A, Risk Factors, to Part I of our report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our share repurchase program activity for each of the three months ended March 31, 2009 was:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number	Average	Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs (1)(2)	Programs (1)

January 1–31, 2009	–	$–	130,929,058	$723,197,938
February 1–28, 2009	–	$–	130,929,058	$723,197,938
March 1–31, 2009	–	$–	130,929,058	$–

Pursuant to Publicly Announced Plans or Programs	–

January 1–31, 2009 (3)	14,655	$27.15
February 1–28, 2009 (3)	1,490,209	$25.08
March 1–31, 2009 (3)	10,568	$22.72

For the Quarter Ended March 31, 2009	1,515,432	$25.08

(1)	Our two-year, $5.0 billion share repurchase program began on March 30, 2007 and expired on March 30, 2009.
(2)	Aggregate number of shares repurchased under the share repurchase program as of the end of the period presented.
(3)	Shares tendered to us by employees who used shares to exercise options, and shares tendered to us by employees who vested in restricted and deferred stock and used shares to pay the related taxes. As such, these are non-cash transactions.

Item 6.  Exhibits.

3.1	Amended and Restated By-laws of Kraft Foods Inc., dated February 26, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2009).

3.2	Amended and Restated By-Laws of Kraft Foods Inc., Article II, Section 2 amended March 12, 2009, effective at the 2009 Annual Meeting of Shareholders scheduled for May 20, 2009 and any adjournments or postponements (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2009).

10.1	Indemnification Agreement between Kraft Foods Inc. and Irene B. Rosenfeld, dated January 27, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2009).

12	Statement regarding computation of ratios of earnings to fixed charges.

18	Letter from PricewaterhouseCoopers LLP related to change in preferable accounting principle dated May 5, 2009.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRAFT FOODS INC.

/S/ TIMOTHY R. MCLEVISH

Timothy R. McLevish Executive Vice President and Chief Financial Officer May 5, 2009