Form 10-Q
period 2009-06-30
KRAFT FOODS INC
filed 2009-08-05
CIK 1103982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant: (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

At June 30, 2009, there were 1,474,965,403 shares of the registrant’s common stock outstanding.

Kraft Foods Inc.

In this report, “Kraft Foods,” “we,” “us” and “our” refers to Kraft Foods Inc. and subsidiaries, and “Common Stock” refers to Kraft Foods’ Class A common stock.

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

Net revenues	$10,162	$10,804	$19,558	$20,850
Cost of sales	6,497	6,936	12,628	13,681

Gross profit	3,665	3,868	6,930	7,169

Marketing, administration and research costs	2,140	2,264	4,131	4,393
Asset impairment and exit costs	(26)	103	(26)	183
Losses on divestitures, net	17	74	17	92
Amortization of intangibles	3	4	9	11

Operating income	1,531	1,423	2,799	2,490

Interest and other expense, net	312	331	592	636

Earnings from continuing operations before income taxes	1,219	1,092	2,207	1,854

Provision for income taxes	390	414	716	629

Earnings from continuing operations	829	678	1,491	1,225

Earnings from discontinued operations, net of income taxes (Note 2)	–	69	–	123

Net earnings	829	747	1,491	1,348

Noncontrolling interest	2	2	4	4

Net earnings attributable to Kraft Foods	$827	$745	$1,487	$1,344

Per share data:
Basic earnings per share attributable to Kraft Foods:
Continuing operations	$0.56	$0.44	$1.01	$0.80
Discontinued operations	–	0.05	–	0.08

Net earnings attributable to Kraft Foods	$0.56	$0.49	$1.01	$0.88

Diluted earnings per share attributable to Kraft Foods:
Continuing operations	$0.56	$0.44	$1.00	$0.79
Discontinued operations	–	0.05	–	0.08

Net earnings attributable to Kraft Foods	$0.56	$0.49	$1.00	$0.87

Dividends declared	$0.29	$0.27	$0.58	$0.54

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions of dollars)

(Unaudited)

	June 30,	December 31,
	2009	2008

ASSETS
Cash and cash equivalents	$1,731	$1,244
Receivables (less allowances of $122 in 2009 and $129 in 2008)	4,646	4,704
Inventories, net	4,011	3,881
Deferred income taxes	682	804
Other current assets	618	828

Total current assets	11,688	11,461

Property, plant and equipment, net	10,224	9,917
Goodwill	28,225	27,581
Intangible assets, net	13,257	12,926
Prepaid pension assets	100	56
Other assets	1,160	1,232

TOTAL ASSETS	$64,654	$63,173

LIABILITIES
Short-term borrowings	$856	$897
Current portion of long-term debt	759	765
Accounts payable	3,225	3,373
Accrued marketing	1,869	1,803
Accrued employment costs	847	951
Other current liabilities	2,747	3,255

Total current liabilities	10,303	11,044

Long-term debt	18,610	18,589
Deferred income taxes	4,266	4,064
Accrued pension costs	2,209	2,367
Accrued postretirement health care costs	2,682	2,678
Other liabilities	2,204	2,075

TOTAL LIABILITIES	40,274	40,817

Contingencies (Note 10)

EQUITY
Common Stock, no par value (1,735,000,000 shares issued in 2009 and 2008)	–	–
Additional paid-in capital	23,517	23,563
Retained earnings	14,016	13,440
Accumulated other comprehensive losses	(4,723)	(5,994)
Treasury stock, at cost	(8,514)	(8,714)

Total Kraft Foods Shareholders’ Equity	24,296	22,295
Noncontrolling interest	84	61

TOTAL EQUITY	24,380	22,356

TOTAL LIABILITIES AND EQUITY	$64,654	$63,173

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(in millions of dollars, except per share data)

(Unaudited)

	Kraft Foods Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings / (Losses)	Treasury Stock	Noncontrolling Interest	Total Equity

Balances at January 1, 2008	$–	$23,445	$12,321	$(1,835)	$(6,524)	$38	$27,445
Comprehensive earnings / (losses):
Net earnings	–	–	2,884	–	–	9	2,893
Other comprehensive losses, net of income taxes	–	–	–	(4,159)	–	(9)	(4,168)

Total comprehensive losses *						–	(1,275)

Adoption of FASB Statement No. 158, net of income taxes	–	–	(8)	–	–	–	(8)
Exercise of stock options and issuance of other stock awards	–	118	(81)	–	231	–	268
Cash dividends declared ($1.12 per share)	–	–	(1,676)	–	–	–	(1,676)
Acquisitions of noncontrolling interest and other activities	–	–	–	–	–	23	23
Common Stock repurchased	–	–	–	–	(777)	–	(777)
Common Stock tendered	–	–	–	–	(1,644)	–	(1,644)

Balances at December 31, 2008	$–	$23,563	$13,440	$(5,994)	$(8,714)	$61	$22,356
Comprehensive earnings / (losses):
Net earnings	–	–	1,487	–	–	4	1,491
Other comprehensive earnings, net of income taxes	–	–	–	1,271	–	22	1,293

Total comprehensive earnings *						26	2,784

Exercise of stock options and issuance of other stock awards	–	(46)	(55)	–	200	–	99
Cash dividends declared ($0.58 per share)	–	–	(856)	–	–	–	(856)
Dividends paid on noncontrolling interest and other activities	–	–	–	–	–	(3)	(3)

Balances at June 30, 2009	$–	$23,517	$14,016	$(4,723)	$(8,514)	$84	$24,380

*	Total comprehensive earnings / (losses) were $2,274 million for the quarter ended June 30, 2009, $1,017 million for the quarter ended June 30, 2008 and $2,012 million for the six months ended June 30, 2008. Comprehensive earnings / (losses) attributable to Kraft Foods were $2,250 million for the quarter ended June 30, 2009, $2,758 million for the six months ended June 30, 2009, $1,013 million for the quarter ended June 30, 2008 and $2,005 million for the six months ended June 30, 2008.

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions of dollars)

(Unaudited)

	For the Six Months Ended June 30,
	2009	2008

CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES
Net earnings	$1,491	$1,348
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	432	507
Stock-based compensation expense	84	93
Deferred income tax provision / (benefit)	110	(10)
Losses on divestitures, net	17	92
Asset impairment and exit costs, net of cash paid	9	103
Other non-cash expense, net	147	58
Change in assets and liabilities, excluding the effects of acquisitions and divestitures:
Receivables, net	373	64
Inventories, net	(22)	(672)
Accounts payable	(303)	(168)
Other current assets	197	(153)
Other current liabilities	(701)	73
Change in pension and postretirement assets and liabilities, net	(114)	14

Net cash provided by operating activities	1,720	1,349

CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES
Capital expenditures	(474)	(590)
Acquisitions, net of cash received	–	(99)
Proceeds from divestitures	6	76
Other	37	(4)

Net cash used in investing activities	(431)	(617)

CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES
Net repayment of short-term borrowings	(41)	(5,580)
Long-term debt proceeds	1	6,459
Long-term debt repaid	(12)	(35)
Repurchase of Common Stock	–	(650)
Dividends paid	(855)	(826)
Other	10	7

Net cash used in financing activities	(897)	(625)

Effect of exchange rate changes on cash and cash equivalents	95	34

Cash and cash equivalents:
Increase	487	141
Balance at beginning of period	1,244	567

Balance at end of period	$1,731	$708

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.  Summary of Significant Accounting Policies:

Basis of Presentation:

Our interim condensed consolidated financial statements are unaudited. We prepared the condensed consolidated financial statements following SEC rules for interim reporting. As permitted under those rules, we have condensed or omitted a number of footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America. It is management’s opinion that these financial statements include all normal and recurring adjustments necessary for a fair presentation of our financial position and operating results. Net revenues and net earnings for any interim period are not necessarily indicative of future or annual results.

You should read these statements in conjunction with our consolidated financial statements and related notes in our Form 10-K for the year ended December 31, 2008.

Inventories:

Effective January 1, 2009, we changed our method of valuing our U.S. inventories to the average cost method. In prior years, principally all U.S. inventories were valued using the last-in, first-out (“LIFO”) method. With this change, we value all of our inventories using the average cost method. We used the LIFO method to determine the cost of 35% of inventories at December 31, 2008. We believe that the average cost method of accounting for U.S. inventories is preferable and will improve financial reporting by better matching revenues and expenses to current costs, by better aligning our external reporting with our competitors, and by aligning our external reporting with our tax basis of accounting. We restated prior years’ financial statements to conform to the change in accounting policy.

The following line items within the statements of earnings were affected by the change in accounting policy:

	For the Three Months Ended June 30, 2009
	As Computed under LIFO	As Reported under Average Cost	Favorable / (Unfavorable)
	(in millions, except per share data)

Cost of sales	$6,470	$6,497	$(27)
Provision for income taxes	400	390	10
Earnings from continuing operations	846	829	(17)
Earnings from discontinued operations, net of income taxes	–	–	–
Net earnings attributable to Kraft Foods	844	827	(17)

Basic earnings per share attributable to Kraft Foods:
Continuing operations	$0.57	$0.56	$(0.01)
Discontinued operations	–	–	–

Net earnings attributable to Kraft Foods	$0.57	$0.56	$(0.01)

Diluted earnings per share attributable to Kraft Foods:
Continuing operations	$0.57	$0.56	$(0.01)
Discontinued operations	–	–	–

Net earnings attributable to Kraft Foods	$0.57	$0.56	$(0.01)

	For the Three Months Ended June 30, 2008
	As Computed under LIFO	As Reported under Average Cost	Favorable / (Unfavorable)
	(in millions, except per share data)

Cost of sales	$6,958	$6,936	$22
Provision for income taxes	405	414	(9)
Earnings from continuing operations	665	678	13
Earnings from discontinued operations, net of income taxes	68	69	1
Net earnings attributable to Kraft Foods	731	745	14

Basic earnings per share attributable to Kraft Foods:
Continuing operations	$0.44	$0.44	$–
Discontinued operations	0.04	0.05	0.01

Net earnings attributable to Kraft Foods	$0.48	$0.49	$0.01

Diluted earnings per share attributable to Kraft Foods:
Continuing operations	$0.44	$0.44	$–
Discontinued operations	0.04	0.05	0.01

Net earnings attributable to Kraft Foods	$0.48	$0.49	$0.01

	For the Six Months Ended June 30, 2009
	As Computed under LIFO	As Reported under Average Cost	Favorable / (Unfavorable)
	(in millions, except per share data)

Cost of sales	$12,573	$12,628	$(55)
Provision for income taxes	736	716	20
Earnings from continuing operations	1,526	1,491	(35)
Earnings from discontinued operations, net of income taxes	–	–	–
Net earnings attributable to Kraft Foods	1,522	1,487	(35)

Basic earnings per share attributable to Kraft Foods:
Continuing operations	$1.03	$1.01	$(0.02)
Discontinued operations	–	–	–

Net earnings attributable to Kraft Foods	$1.03	$1.01	$(0.02)

Diluted earnings per share attributable to Kraft Foods:
Continuing operations	$1.03	$1.00	$(0.03)
Discontinued operations	–	–	–

Net earnings attributable to Kraft Foods	$1.03	$1.00	$(0.03)

	For the Six Months Ended June 30, 2008
	As Computed under LIFO	As Reported under Average Cost	Favorable / (Unfavorable)
	(in millions, except per share data)

Cost of sales	$13,690	$13,681	$9
Provision for income taxes	626	629	(3)
Earnings from continuing operations	1,219	1,225	6
Earnings from discontinued operations, net of income taxes	123	123	–
Net earnings attributable to Kraft Foods	1,338	1,344	6

Basic earnings per share attributable to Kraft Foods:
Continuing operations	$0.80	$0.80	$–
Discontinued operations	0.08	0.08	–

Net earnings attributable to Kraft Foods	$0.88	$0.88	$–

Diluted earnings per share attributable to Kraft Foods:
Continuing operations	$0.79	$0.79	$–
Discontinued operations	0.08	0.08	–

Net earnings attributable to Kraft Foods	$0.87	$0.87	$–

The following line items within the balance sheets were affected by the change in accounting policy:
	June 30, 2009
	As Computed under LIFO	As Reported under Average Cost	Favorable / (Unfavorable)
	(in millions)

Inventories, net	$3,914	$4,011	$(97)
Deferred income tax asset	719	682	37
Retained earnings	13,956	14,016	60

	December 31, 2008
	As Computed under LIFO	As Reported under Average Cost	Favorable / (Unfavorable)
	(in millions)

Inventories, net	$3,729	$3,881	$(152)
Deferred income tax asset	861	804	57
Retained earnings	13,345	13,440	95

As a result of the accounting change, retained earnings as of January 1, 2008, increased from $12,209 million, as computed using the LIFO method, to $12,321 million using the average cost method.

There was no impact to net cash provided by operating activities as a result of this change in accounting policy.

Excise Taxes:

Effective January 1, 2009, we changed our classification of certain excise taxes to a net presentation within cost of sales. In prior years, excise taxes were classified gross within net revenues and cost of sales. With this change, we report all of our excise and similar taxes using the net presentation method. We made this change to better align our net revenues between various countries and to provide better clarity to net revenues and margins. We restated prior years’ financial statements to conform to this change. As a result, we removed $66 million for the three months and $122 million for the six months ended June 30, 2008 from net revenues, and netted the amounts within cost of sales. If we had not made this change, for the three months ended June 30, 2009, net revenues of $10,162 million would have been $10,216 million, and cost of sales of $6,497 million would have been $6,551 million; and for the six months ended June 30, 2009, net revenues of $19,558 million would have been $19,654 million, and cost of sales of $12,628 million would have been $12,724 million. This change did not have a material impact on our net revenues or cost of sales.

Reclassification:

We changed our cost assignment methodology for headquarter functional costs across our operating structure. As a result, we reclassified $48 million for the three months and $95 million for the six months ended June 30, 2008 from marketing, administration and research costs to cost of sales. This change did not have an impact on net earnings.

Financial Instruments:

Interest rate cash flow and fair value hedges – We manage interest rate volatility by modifying the repricing or maturity characteristics of certain liabilities so that the net interest margin is not, on a material basis, adversely affected by movements in interest rates. As a result of interest rate fluctuations, hedged fixed-rate liabilities appreciate or depreciate in market value. The effect of this unrealized appreciation or depreciation is expected to be substantially offset by our gains or losses on the derivative instruments that are linked to these hedged liabilities.

We use derivative instruments, including interest rate swaps that have indices related to the pricing of specific liabilities as part of our interest rate risk management strategy. As a matter of policy, we do not use highly leveraged derivative instruments for interest rate risk management. Under the interest rate swap contracts, we agree with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts, which is calculated based on an agreed-upon notional amount. We use interest rate swaps to hedge the variability of interest payment cash flows on a portion of our future debt obligations. We also use interest rate swaps to economically convert a portion of our nonprepayable fixed-rate debt into variable rate debt. Substantially all of these derivative instruments are highly effective and qualify for hedge accounting treatment under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities.

For those derivative instruments that are highly effective and qualify for hedge accounting treatment under SFAS No. 133, we either record the impacts in current period earnings or defer the effective portion of unrealized gains and losses as a component of accumulated other comprehensive earnings / (losses), depending on whether the hedging relationship satisfies the criteria for a fair value or cash flow hedge. For fair value hedges, we record both (i) the gains or losses on interest rate swaps and (ii) the corresponding changes in fair value of the hedged long-term debt directly as a component of interest and other expense, net. For cash flow hedges, we recognize the deferred portion as a component of interest and other expense, net when we incur the interest expense. The ineffective portion is directly recorded as a component of interest and other expense, net. For the derivative instruments that we consider economic hedges but do not designate for hedge accounting treatment under SFAS No. 133, we recognize gains and losses directly as a component of interest and other expense, net.

Refer to our Form 10-K for the year ended December 31, 2008 for information on all other types of financial instruments we use to hedge exposures.

New Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, as amended in February 2008 by FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP FAS 157-2 deferred the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. As such, we partially adopted the provisions of SFAS No. 157 effective January 1, 2008. The partial adoption of this statement did not have a material impact on our financial statements. We adopted the remaining provisions of SFAS No. 157 effective January 1, 2009. This adoption impacts the way that we calculate fair value for our annual impairment review of goodwill and non-amortizable intangible assets, and when conditions exist that require us to calculate the fair value of long-lived assets; however, this adoption did not have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. Effective January 1, 2009, we adopted the provisions of SFAS No. 141(R), which change the way companies account for business combinations. This statement requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose all information needed by investors to understand the nature and financial effect of the business combination. The adoption of this statement did not have a material impact on our financial statements.

In December 2007, the FASB also issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements–an amendment of Accounting Research Bulletin No. 51. We adopted the provisions of SFAS No. 160 effective January 1, 2009. This statement required us to classify noncontrolling interests in subsidiaries as a separate component of equity instead of within accrued liabilities. Additionally, transactions between an entity and noncontrolling interests must be treated as equity transactions. Therefore, they no longer are removed from net income, but rather are accounted for as equity. The adoption of this statement did not have a material impact on our financial statements.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 requires management to evaluate subsequent events through the date the financial statements are either issued or available to be issued, depending on the company’s expectation of whether it will widely distribute its financial statements to its shareholders and other financial statement users. Companies are required to disclose the date through which subsequent events have been evaluated. We adopted the provisions of SFAS No. 165 effective June 30, 2009.

Note 2.  Divestitures:

Post Cereals Split-off:

On August 4, 2008, we completed the split-off of the Post cereals business into Ralcorp Holdings, Inc., after an exchange with our shareholders. Accordingly, we restated prior period results to reflect the results of the Post cereals business as discontinued operations on the condensed consolidated statement of earnings. Refer to our Form 10-K for the year ended December 31, 2008 for further details of this transaction.

Summary results of operations for the Post cereals business for the three and six months ended June 30, 2008 were as follows:

	For the Three Months Ended June 30, 2008	For the Six Months Ended June 30, 2008
	(in millions)

Net revenues	$306	$576

Earnings before income taxes	111	196
Provision for income taxes	42	73

Earnings from discontinued operations, net of income taxes	$69	$123

Other Divestitures:

In the second quarter of 2009, we received $6 million in proceeds and recorded pre-tax losses of $17 million on the divestitures of a juice operation in Brazil and a plant in Spain.

Note 3. Inventories: Inventories at June 30, 2009 and December 31, 2008 were:

	June 30, 2009	December 31, 2008
	(in millions; 2008 restated)

Raw materials	$1,651	$1,568
Finished product	2,360	2,313

Inventories, net	$4,011	$3,881

Refer to Note 1, Summary of Significant Accounting Policies, for information on the change in our valuation method for U.S. inventories to the average cost method.

Note 4.  Goodwill and Intangible Assets:

Goodwill by reportable segment was:

	June 30, 2009	December 31, 2008
	(in millions; 2008 restated)

Kraft Foods North America:
U.S. Beverages	$1,290	$1,290
U.S. Cheese	3,000	3,000
U.S. Convenient Meals	1,460	1,460
U.S. Grocery	3,046	3,046
U.S. Snacks	6,965	6,965
Canada & N.A. Foodservice	2,328	2,306
Kraft Foods Europe (1)	6,401	5,893
Kraft Foods Developing Markets	3,735	3,621

Total goodwill	$28,225	$27,581

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

Intangible assets were:

	June 30, 2009	December 31, 2008
	(in millions)

Non-amortizable intangible assets	$13,084	$12,758
Amortizable intangible assets	265	254

	13,349	13,012
Accumulated amortization	(92)	(86)

Intangible assets, net	$13,257	$12,926

Non-amortizable intangible assets consist substantially of brand names purchased through our acquisitions of Nabisco Holdings Corp., the global LU biscuit business of Groupe Danone S.A. and the Spanish and Portuguese operations of United Biscuits. Amortizable intangible assets consist primarily of trademark licenses, customer-related intangibles and non-compete agreements.

The movements in goodwill and intangible assets were:
	Goodwill	Intangible Assets, at Cost
	(in millions)

Balance at December 31, 2008	$27,581	$13,012
Changes due to:
Foreign currency	644	343
Other	–	(6)

Balance at June 30, 2009	$28,225	$13,349

Amortization expense for intangible assets was $3 million for the three months and $9 million for the six months ended June 30, 2009. We currently estimate amortization expense for each of the next five years to be approximately $20 million or less.

Note 5.  Restructuring Costs:

2004 – 2008 Restructuring Program:

In 2008, we completed our five-year restructuring program (the “Restructuring Program”). The Restructuring Program’s objectives were to leverage our global scale, realign and lower our cost structure, and optimize capacity. As part of the Restructuring Program, we:

•      incurred $3.0 billion in pre-tax charges reflecting asset disposals, severance and implementation costs;

•      announced the closure of 35 facilities and announced the elimination of approximately 18,800 positions; and

•      will use cash to pay for $2.0 billion of the $3.0 billion in charges.

In the second quarter of 2009, we sold a plant in Spain that we previously announced for closure under our Restructuring Program. Accordingly, we reversed $35 million in Restructuring Program charges during the second quarter of 2009, primarily related to severance, and recorded a $17 million loss on the divestiture of the plant. The reversal of the Restructuring Program costs, which affected the segment operating income of the Kraft Foods Europe segment, was recorded within asset impairment and exit costs. Since the inception of the Restructuring Program, we have paid cash for $1.6 billion of the $3.0 billion in charges, including $80 million paid in the first six months of 2009. At June 30, 2009, we had an accrual of $399 million, and we had eliminated approximately 16,000 positions under the Restructuring Program.

Restructuring liability activity for the six months ended June 30, 2009 was:

	Severance	Other	Total
	(in millions)

Liability balance, January 1, 2009	$444	$45	$489
Reversal of charges	(32)	(3)	(35)
Cash spent	(76)	(4)	(80)
Currency	25	–	25

Liability balance, June 30, 2009	$361	$38	$399

Our 2009 activity was related to the aforementioned reversal of $35 million and cash outflows on prior year Restructuring Program charges. Our prior year severance charges included the cost of benefits received by terminated employees. Other prior year costs related primarily to the renegotiation of supplier contract costs, workforce reductions associated with facility closings and the termination of leasing agreements.

Note 6. Accumulated Other Comprehensive Losses: The components of accumulated other comprehensive losses were:
	Currency Translation Adjustments	Pension and Other Benefits	Derivatives Accounted for as Hedges	Total
	(in millions)

Balances at December 31, 2008	$(2,399)	$(3,572)	$(23)	$(5,994)
Other comprehensive earnings / (losses), net of income taxes:
Currency translation adjustments	1,212	(86)	–	1,126
Amortization of experience losses and prior service costs	–	60	–	60
Settlement losses	–	41	–	41
Net actuarial loss arising during period	–	(8)	–	(8)
Change in fair value of cash flow hedges	–	–	52	52

Total other comprehensive earnings				1,271

Balances at June 30, 2009	$(1,187)	$(3,565)	$29	$(4,723)

Note 7.  Stock Plans:

At our annual meeting of shareholders held on May 20, 2009, our shareholders approved the Kraft Foods Inc. Amended and Restated 2005 Performance Incentive Plan. The amended plan includes, among other provisions, a limit on the number of shares that may be granted under the plan, vesting restrictions and a prohibition on stock option repricing. Under the amended plan, we are authorized to issue a maximum of 168.0 million shares of our Common Stock. As of the effective date of the amendment, there were 92.1 million shares available to be granted under the plan, of which no more than 27.5 million shares may be awarded as restricted or deferred stock.

In January 2009, we granted 1.4 million shares of stock in connection with our long-term incentive plan. The market value per share was $27.00 on the date of grant. The unvested shares have no voting rights and do not pay dividends.

In February 2009, as part of our annual incentive program, we issued 4.1 million shares of restricted and deferred stock to eligible U.S. and non-U.S. employees. The market value per restricted or deferred share was $23.64 on the date of grant. Also, as part of our annual incentive program, we granted 16.3 million stock options to eligible U.S. and non-U.S. employees at an exercise price of $23.64.

We also issued 0.2 million off-cycle shares of restricted and deferred stock during the first six months of 2009. The weighted-average market value per restricted or deferred share was $24.90 on the date of grant. In aggregate, we issued 5.7 million restricted and deferred shares during the first six months of 2009, including those issued as part of our long-term incentive plan.

During the first six months of 2009, 5.2 million shares of restricted and deferred stock vested at a market value of $130 million. There were 3.0 million stock options exercised during the first six months of 2009 with a total intrinsic value of $32 million.

Note 8.  Benefit Plans:

Pension Plans

Components of Net Periodic Pension Cost:

Net periodic pension cost consisted of the following for the three and six months ended June 30, 2009 and 2008:

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2009	2008	2009	2008
	(in millions)

Service cost	$39	$37	$15	$24
Interest cost	92	93	51	57
Expected return on plan assets	(121)	(131)	(58)	(74)
Amortization:
Net loss from experience differences	40	22	6	8
Prior service cost	1	1	2	2
Settlement losses	40	13	–	–

Net periodic pension cost	$91	$35	$16	$17

	U.S. Plans		Non-U.S. Plans
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)

Service cost	$78	$75	$30	$47
Interest cost	184	186	102	113
Expected return on plan assets	(242)	(263)	(115)	(146)
Amortization:
Net loss from experience differences	79	43	11	15
Prior service cost	3	3	3	4
Settlement losses	66	21	–	–

Net periodic pension cost	$168	$65	$31	$33

The following costs are included in settlement losses above. Severance benefits from our cost-savings initiatives and retiring employees who elected lump-sum payments resulted in settlement losses for our U.S. plans of $40 million for the three months and $66 million for the six months ended June 30, 2009, and $13 million for the three months and $21 million for the six months ended June 30, 2008.

Employer Contributions:

We make contributions to our U.S. and non-U.S. pension plans, primarily to the extent that they are tax deductible and do not generate an excise tax liability. During the first six months of 2009, we contributed $219 million to our U.S. plans (including the $200 million contribution we made on May 1, 2009) and $86 million to our non-U.S. plans. Based on current tax law, we plan to make further contributions of approximately $20 million to our U.S. plans and approximately $80 million to our non-U.S. plans during the remainder of 2009. However, our actual contributions may differ due to many factors, including changes in tax and other benefit laws, or significant differences between expected and actual pension asset performance or interest rates.

Postretirement Benefit Plans

Net postretirement health care costs consisted of the following for the three and six months ended June 30, 2009 and 2008:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)

Service cost	$10	$10	$19	$22
Interest cost	43	46	87	91
Amortization:
Net loss from experience differences	11	16	22	28
Prior service credit	(8)	(8)	(16)	(14)

Net postretirement health care costs	$56	$64	$112	$127

Postemployment Benefit Plans Net postemployment costs consisted of the following for the three and six months ended June 30, 2009 and 2008:
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)

Service cost	$2	$1	$4	$2
Interest cost	–	2	3	3
Amortization of net (gains) / losses	4	–	3	(1)
Other (credits) / costs	(7)	64	(7)	123

Net postemployment (credits) / costs	$(1)	$67	$3	$127

The following costs are included in other (credits) / costs above. We incurred $25 million in severance charges in the second quarter of 2009 related to our Kraft Foods Europe Reorganization. We also reversed $32 million in severance charges in the second quarter of 2009 related to our Restructuring Program as we sold a plant in Spain that we previously announced for closure under the program. Additionally, the postemployment cost of workforce reduction initiatives announced under the Restructuring Program was $64 million during the three months and $123 million during the six months ended June 30, 2008.

Note 9.  Financial Instruments:

Fair Value of Derivative Instruments:

The fair values of derivative instruments recorded in the condensed consolidated balance sheet as of June 30, 2009 were:

	June 30, 2009
	Asset Derivatives	Liability Derivatives
	(in millions)

Derivatives designated as hedging instruments under SFAS No. 133:
Foreign exchange contracts	$34	$141
Commodity contracts	16	65
Interest rate contracts	33	1

	$83	$207

Derivatives not designated as hedging instruments under SFAS No. 133:
Foreign exchange contracts	$2	$6
Commodity contracts	103	153

	$105	$159

Total fair value	$188	$366

We include the fair value of our asset derivatives within other current assets and the fair value of our liability derivatives within other current liabilities.

The fair values (asset / (liability)) of our derivative instruments at June 30, 2009 were determined using:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)

Foreign exchange contracts	$(111)	$–	$(111)	$–
Commodity contracts	(99)	(104)	5	–
Interest rate contracts	32	–	32	–

Total derivatives	$(178)	$(104)	$(74)	$–

Cash Flow Hedges: Cash flow hedges affected accumulated other comprehensive losses, net of income taxes, as follows:
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)

Accumulated gain / (loss) at beginning of period	$(5)	$54	$(23)	$27
Transfer of realized (gains) / losses in fair value to earnings	54	1	89	(2)
Unrealized gain / (loss) in fair value	(20)	(7)	(37)	23

Accumulated gain at June 30	$29	$48	$29	$48

The effect of cash flow hedges for the three and six months ended June 30, 2009 was (in millions):
	For the Three Months Ended June 30, 2009		For the Six Months Ended June 30, 2009
	Gain / (Loss) Recognized in OCI	(Gain) / Loss Reclassified from AOCI into Earnings	Gain / (Loss) Recognized in OCI	(Gain) / Loss Reclassified from AOCI into Earnings

Foreign exchange contracts – intercompany loans	$1	$–	$1	$–
Foreign exchange contracts – forecasted transactions	(38)	(5)	(23)	(27)
Commodity contracts	(4)	59	(36)	116
Interest rate contracts	21	–	21	–

Total	$(20)	$54	$(37)	$89

	Gain / (Loss) on Ineffectiveness Recognized in Earnings
	For the Three Months Ended June 30, 2009	For the Six Months Ended June 30, 2009

Foreign exchange contracts – intercompany loans	$–	$–
Foreign exchange contracts – forecasted transactions	–	–
Commodity contracts	4	2
Interest rate contracts	–	–

Total	$4	$2

We record both (i) the gain or loss reclassified from AOCI into earnings and (ii) the gain or loss on ineffectiveness in:

•      cost of sales for commodity contracts;

•      cost of sales or marketing, administration and research costs for foreign exchange contracts related to forecasted transactions, depending on the type of transaction; and

•      interest and other expense, net for foreign exchange contracts related to intercompany loans and interest rate contracts.

We expect to transfer unrealized losses of $31 million (net of taxes) for commodity cash flow hedges and unrealized gains of $26 million (net of taxes) for foreign currency cash flow hedges to earnings during the next 12 months. As of June 30, 2009, we had hedged forecasted:

•      commodity transactions for periods not exceeding the next 18 months;

•      interest rate transactions for periods not exceeding the next 148 months; and

•      foreign currency transactions for periods not exceeding the next 30 months, and excluding intercompany loans, we had hedged forecasted foreign currency transactions for periods not exceeding the next 12 months.

Fair Value Hedges:

The effect of fair value hedges for the three and six months ended June 30, 2009 was (in millions):

	For the Three Months Ended June 30, 2009		For the Six Months Ended June 30, 2009
	Gain / (Loss) Recognized in Income on Derivatives	Gain / (Loss) Recognized in Income on Borrowings	Gain / (Loss) Recognized in Income on Derivatives	Gain / (Loss) Recognized in Income on Borrowings

Interest rate contracts	$(1)	$1	$(1)	$1

We include the gain or loss on hedged long-term debt and the offsetting loss or gain on the related interest rate swap in interest and other expense, net.

Hedges of Net Investments in Foreign Operations:

The effect of hedges of net investments in foreign operations for the three and six months ended June 30, 2009 was (in millions):

	Gain / (Loss) Recognized in OCI		Location of Gain / (Loss) Recorded in AOCI
	For the Three Months Ended June 30, 2009	For the Six Months Ended June 30, 2009

Euro notes	$(143)	$(12)	Currency Translation Adjustment

Economic Hedges:

The effect of economic hedges, derivatives that are not designated as hedging instruments under SFAS No. 133, for the three and six months ended June 30, 2009 was (in millions):

	Gain / (Loss) Recognized in Earnings		Location of
	For the Three Months Ended June 30, 2009	For the Six Months Ended June 30, 2009	Gain / (Loss) Recognized in Earnings

Foreign exchange contracts – intercompany loans and forecasted interest payments	$11	$(8)	Interest expense
Foreign exchange contracts – forecasted transactions	(7)	(6)	Cost of sales
Commodity contracts	(10)	16	Cost of sales

Total	$(6)	$2

We recognized net gains on commodity contracts not designated as hedging instruments of approximately $225 million during the three months and approximately $285 million during the six months ended June 30, 2008, directly as a component of cost of sales. See our Form 10-K for the year ended December 31, 2008 for additional information on our purpose for entering into derivatives not designated as hedging instruments and our overall risk management strategies.

Volume:

As of June 30, 2009, we had the following outstanding hedges:

	Notional Amount in USD
	(in millions)

Foreign exchange contracts – intercompany loans	$2,205
Foreign exchange contracts – forecasted transactions	828
Commodity contracts	1,885
Interest rate contracts	1,150
Net investment hedge – euro notes	3,998

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

Third-Party Guarantees:

We have third-party guarantees because of our construction activities. As part of those transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At June 30, 2009, the carrying amount of our third-party guarantees on our condensed consolidated balance sheet and the maximum potential payment under these guarantees was $30 million. Substantially all of these guarantees expire at various times through 2018.

Note 11.  Earnings Per Share:

Basic and diluted EPS were calculated using the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions, except per share data; 2008 restated)

Earnings from continuing operations	$829	$678	$1,491	$1,225
Earnings from discontinued operations, net of income taxes	–	69	–	123

Net earnings	829	747	1,491	1,348

Noncontrolling interest	2	2	4	4

Net earnings attributable to Kraft Foods	$827	$745	$1,487	$1,344

Weighted-average shares for basic EPS	1,478	1,522	1,476	1,527
Plus incremental shares from assumed conversions of stock options and long-term incentive plan shares	6	10	8	11

Weighted-average shares for diluted EPS	1,484	1,532	1,484	1,538

Basic earnings per share attributable to Kraft Foods:
Continuing operations	$0.56	$0.44	$1.01	$0.80
Discontinued operations	–	0.05	–	0.08

Net earnings attributable to Kraft Foods	$0.56	$0.49	$1.01	$0.88

Diluted earnings per share attributable to Kraft Foods:
Continuing operations	$0.56	$0.44	$1.00	$0.79
Discontinued operations	–	0.05	–	0.08

Net earnings attributable to Kraft Foods	$0.56	$0.49	$1.00	$0.87

We exclude antidilutive Kraft Foods stock options from our calculation of weighted-average shares for diluted EPS. We excluded 23.8 million antidilutive options for the three and six months ended June 30, 2009, and we excluded 0.6 million antidilutive options for the three months and 11.6 million antidilutive options for the six months ended June 30, 2008.

Note 12.  Segment Reporting:

Effective January 2009, we began implementing changes to our operating structure based on our Organizing For Growth initiative and Kraft Foods Europe Reorganization. In line with our strategies, we are reorganizing our European operations to function on a pan-European centralized category management and value chain model, and we changed how we work in Europe in two key ways:

•

We transitioned our European Biscuit, Chocolate, Coffee and Cheese categories to fully integrated business units, further strengthening our focus on these core categories. To ensure decisions are made faster and closer to our customers and consumers, each category is fully accountable for its financial results, including marketing, manufacturing and R&D. Category leadership, based in Zurich, Switzerland, reports to the Kraft Foods Europe President. These business units now comprise the Kraft Foods Europe segment.

•

We aligned the reporting of our Central Europe operations into our Kraft Foods Developing Markets segment to help build critical scale in these countries. We operate a country-led model in these markets.

We manufacture and market packaged food products, including snacks, beverages, cheese, convenient meals and various packaged grocery products. We manage and report operating results through three commercial units: Kraft Foods North America, Kraft Foods Europe and Kraft Foods Developing Markets. We manage the operations of Kraft Foods North America and Kraft Foods Europe by product category, and we manage the operations of Kraft Foods Developing Markets by geographic location. Our reportable segments are U.S. Beverages, U.S. Cheese, U.S. Convenient Meals, U.S. Grocery, U.S. Snacks, Canada & North America Foodservice, Kraft Foods Europe (formerly known as European Union) and Kraft Foods Developing Markets.

Management uses segment operating income to evaluate segment performance and allocate resources. We believe it is appropriate to disclose this measure to help investors analyze segment performance and trends. Segment operating income excludes unrealized gains and losses on hedging activities (which are a component of cost of sales), certain components of our U.S. pension plan cost (which is a component of cost of sales and marketing, administration and research costs), general corporate expenses (which are a component of marketing, administration and research costs) and amortization of intangibles for all periods presented. In 2009, we began excluding certain components of our U.S. pension plan cost from segment operating income because we centrally manage pension plan funding decisions and the determination of discount rate, expected rate of return on plan assets and other actuarial assumptions. Therefore, we allocate only the service cost component of our U.S. pension plan expense to segment operating income. We exclude the unrealized gains and losses on hedging activities from segment operating income in order to provide better transparency of our segment operating results. Once realized, the gains and losses on hedging activities are recorded within segment operating results. Furthermore, we centrally manage interest and other expense, net. Accordingly, we do not present these items by segment because they are excluded from the segment profitability measure that management reviews.

Segment data were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions; 2008 restated)

Net revenues:
Kraft Foods North America:
U.S. Beverages	$836	$789	$1,619	$1,561
U.S. Cheese	887	972	1,781	1,929
U.S. Convenient Meals	1,166	1,089	2,283	2,121
U.S. Grocery	973	912	1,791	1,704
U.S. Snacks	1,288	1,272	2,485	2,462
Canada & N.A. Foodservice	1,027	1,141	1,934	2,170
Kraft Foods Europe	2,083	2,521	4,011	4,901
Kraft Foods Developing Markets	1,902	2,108	3,654	4,002

Net revenues	$10,162	$10,804	$19,558	$20,850

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions; 2008 restated)

Earnings from continuing operations before income taxes:
Operating income:
Kraft Foods North America:
U.S. Beverages	$148	$135	$310	$280
U.S. Cheese	166	143	297	225
U.S. Convenient Meals	141	103	282	196
U.S. Grocery	339	306	601	545
U.S. Snacks	205	222	334	342
Canada & N.A. Foodservice	145	131	230	238
Kraft Foods Europe	208	109	354	233
Kraft Foods Developing Markets	253	246	460	436
Unrealized gains on hedging activities	34	78	121	103
Certain U.S. pension plan costs	(54)	–	(94)	–
General corporate expenses	(51)	(46)	(87)	(97)
Amortization of intangibles	(3)	(4)	(9)	(11)

Operating income	1,531	1,423	2,799	2,490
Interest and other expense, net	312	331	592	636

Earnings from continuing operations before income taxes	$1,219	$1,092	$2,207	$1,854

Asset Impairment Charges – We recorded a $9 million asset impairment charge to write-off an investment in Norway. The charge was recorded within asset impairment and exit costs within the segment operating income of Kraft Foods Europe.

Unrealized Gains on Hedging Activities – We recognized gains on the change in unrealized hedging positions of $34 million for the three months and $121 million for the six months ended June 30, 2009, and $78 million for the three months and $103 million for the six months ended June 30, 2008.

Net revenues by consumer sector, which includes Kraft macaroni and cheese dinners in the Convenient Meals sector and the separation of Canada & N.A. Foodservice, and Kraft Foods Europe and Kraft Foods Developing Markets into sector components, were:

	For the Three Months Ended June 30, 2009
	Kraft Foods North America	Kraft Foods Europe	Kraft Foods Developing Markets	Total
	(in millions)

Snacks	$1,513	$1,076	$993	$3,582
Beverages	965	579	537	2,081
Cheese	1,212	241	198	1,651
Grocery	950	103	144	1,197
Convenient Meals	1,537	84	30	1,651

Total net revenues	$6,177	$2,083	$1,902	$10,162

	For the Three Months Ended June 30, 2008
	Kraft Foods North America	Kraft Foods Europe	Kraft Foods Developing Markets	Total
	(in millions; as restated)

Snacks	$1,507	$1,326	$1,157	$3,990
Beverages	929	678	571	2,178
Cheese	1,361	301	206	1,868
Grocery	936	116	147	1,199
Convenient Meals	1,442	100	27	1,569

Total net revenues	$6,175	$2,521	$2,108	$10,804

	For the Six Months Ended June 30, 2009
	Kraft Foods North America	Kraft Foods Europe	Kraft Foods Developing Markets	Total
	(in millions)

Snacks	$2,893	$2,136	$1,992	$7,021
Beverages	1,846	1,104	958	3,908
Cheese	2,419	462	388	3,269
Grocery	1,702	175	260	2,137
Convenient Meals	3,033	134	56	3,223

Total net revenues	$11,893	$4,011	$3,654	$19,558

	For the Six Months Ended June 30, 2008
	Kraft Foods North America	Kraft Foods Europe	Kraft Foods Developing Markets	Total
	(in millions; as restated)

Snacks	$2,889	$2,625	$2,261	$7,775
Beverages	1,817	1,314	1,017	4,148
Cheese	2,701	585	407	3,693
Grocery	1,702	201	267	2,170
Convenient Meals	2,838	176	50	3,064

Total net revenues	$11,947	$4,901	$4,002	$20,850

Note 13.  Subsequent Events:

In July 2009, we announced our intention to redeem our November 2011, 7% $200 million debenture at par value. Upon early extinguishment of this debenture, we expect to record a loss of approximately $14 million.

We evaluated subsequent events through August 5, 2009 and included all accounting and disclosure requirements related to subsequent events in our financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Description of the Company

We manufacture and market packaged food products, including snacks, beverages, cheese, convenient meals and various packaged grocery products. We have operations in more than 70 countries and sell our products in approximately 150 countries.

Executive Summary

This executive summary provides significant highlights of the Discussion and Analysis that follows.

•	Net revenues in the second quarter of 2009 decreased 5.9% to $10.2 billion and decreased 6.2% to $19.6 billion in the first six months of 2009 as compared to the same periods in the prior year.

•	Diluted EPS in the second quarter of 2009 increased 14.3% to $0.56 and increased 14.9% to $1.00 in the first six months of 2009 as compared to the same periods in the prior year.

•

On August 4, 2008, we completed the split-off of the Post cereals business. Accordingly, we restated prior period results to reflect the results of the Post cereals business as discontinued operations on the condensed consolidated statement of earnings.

•

Our $5.0 billion share repurchase authority expired on March 30, 2009. Prior to the expiration, we repurchased 130.9 million shares for $4.3 billion under the program. We have not repurchased any shares in 2009.

Discussion and Analysis

Items Affecting Comparability of Financial Results

Divestitures

Post Cereals Split-off:

On August 4, 2008, we completed the split-off of the Post cereals business into Ralcorp Holdings, Inc., after an exchange with our shareholders. Accordingly, we restated prior period results to reflect the results of the Post cereals business as discontinued operations on the condensed consolidated statement of earnings. Refer to our Form 10-K for the year ended December 31, 2008 for further details of this transaction.

Summary results of operations for the Post cereals business for the three and six months ended June 30, 2008 were as follows:

	For the Three Months Ended June 30, 2008	For the Six Months Ended June 30, 2008
	(in millions)

Net revenues	$306	$576

Earnings before income taxes	111	196
Provision for income taxes	42	73

Earnings from discontinued operations, net of income taxes	$69	$123

Other Divestitures:

In the second quarter of 2009, we received $6 million in proceeds and recorded pre-tax losses of $17 million, or $0.01 per diluted share, on the divestitures of a juice operation in Brazil and a plant in Spain.

During the first six months of 2008, we received $76 million in proceeds and recorded pre-tax losses of $92 million, or $0.04 per diluted share, on the divestitures of several operations in Spain. Separately, we divested a biscuit operation in Spain and a trademark in Hungary that we previously acquired as part of the acquisition of the global LU biscuit business of Groupe Danone S.A. (“LU Biscuit”). Accordingly, we reflected the impacts as adjustments to the purchase price allocations.

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

Restructuring Costs

2004 – 2008 Restructuring Program:

In 2008, we completed our five-year restructuring program (the “Restructuring Program”). The Restructuring Program’s objectives were to leverage our global scale, realign and lower our cost structure, and optimize capacity. As part of the Restructuring Program, we:

•	incurred $3.0 billion in pre-tax charges reflecting asset disposals, severance and implementation costs;
•	announced the closure of 35 facilities and announced the elimination of approximately 18,800 positions;
•	will use cash to pay for $2.0 billion of the $3.0 billion in charges; and
•	anticipate reaching cumulative, annualized savings of $1.4 billion for the total program.

In the second quarter of 2009, we sold a plant in Spain that we previously announced for closure under our Restructuring Program. Accordingly, we reversed $35 million in Restructuring Program charges during the second quarter of 2009, primarily related to severance (resulting in a favorable impact to diluted EPS of $0.02), and recorded a $17 million loss on the divestiture of the plant (resulting in an unfavorable impact to diluted EPS of $0.01). The reversal of the Restructuring Program costs, which affected the segment operating income of the Kraft Foods Europe segment, was recorded within asset impairment and exit costs. We incurred charges under the Restructuring Program of $121 million, or $0.05 per diluted share, during the three months and $219 million, or $0.10 per diluted share, during the six months ended June 30, 2008. Since the inception of the Restructuring Program, we have paid cash for $1.6 billion of the $3.0 billion in charges, including $80 million paid in the first six months of 2009. At June 30, 2009, we had an accrual of $399 million, and we had eliminated approximately 16,000 positions under the Restructuring Program.

Under the Restructuring Program, we recorded asset impairment and exit costs of $103 million during the three months and $183 million during six months ended June 30, 2008. We recorded implementation costs of $18 million during the three months and $36 million during the six months ended June 30, 2008 within cost of sales and marketing, administration and research costs. Implementation costs are directly attributable to exit costs; however, they do not qualify for treatment under Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. These costs primarily included the discontinuation of less profitable product lines, incremental expenses related to the closure of facilities, the Electronic Data Systems transition and the reorganization of our European operations. Management believes the disclosure of implementation charges provides readers of our financial statements greater transparency to the total costs of our Restructuring Program.

Provision for Income Taxes

Our effective tax rate was 32.0% in the second quarter of 2009 and 32.4% in the first six months of 2009. Our second quarter 2009 effective tax rate included net tax benefits of $37 million, primarily resulting from the resolution of state tax audits and several items in our international operations. For the first six months of 2009, our effective tax rate included net tax benefits of $62 million, primarily resulting from the resolution of tax audits and outstanding items in our international operations, and corrections of federal, state and foreign deferred taxes in the first quarter.

Our effective tax rate was 37.9% in the second quarter of 2008 and 33.9% in the first six months of 2008. Our effective tax rate included net tax benefits of $13 million in the second quarter of 2008, primarily resulting from the tax impact of the divestiture of an operation in Spain. For the first six months of 2008, our effective tax rate included net tax benefits of $79 million, primarily resulting from the resolution of state tax audits, the resolution of outstanding items in our international operations, the tax impact in the first quarter from the divestitures of two operations in Spain and the second quarter divestiture discussed above.

Consolidated Results of Operations

The following discussion compares our consolidated results of operations for the three months ended June 30, 2009 and 2008, and for the six months ended June 30, 2009 and 2008.

Three Months Ended June 30:

	For the Three Months Ended June 30,			$ change	% change
	2009	2008
	(in millions, except per share data; 2008 restated)

Net revenues	$10,162	$10,804		$(642)	(5.9%	)

Operating income	1,531	1,423		108	7.6%

Earnings from continuing operations	829	678		151	22.3%

Net earnings attributable to Kraft Foods	827	745		82	11.0%

Diluted earnings per share attributable to Kraft Foods	0.56	0.49		0.07	14.3%
Net Revenues – Net revenues decreased $642 million (5.9%) to $10,162 million in the second quarter of 2009, due to the following:

Change in net revenues (by percentage point)
Unfavorable foreign currency		(8.1	)pp
Impact of divestitures		(0.7	)pp
2008 favorable resolution of Brazilian value added tax claim		(0.4	)pp
Favorable volume/mix		0.2	pp
Higher net pricing		3.1	pp

Total change in net revenues		(5.9)%

Unfavorable foreign currency decreased net revenues by $876 million, due primarily to the strength of the U.S. dollar against the euro, Canadian dollar, Russian ruble, Brazilian real and British pound. The absence of the 2008 favorable resolution of a Brazilian value added tax claim also had an unfavorable impact on revenues. The decrease in net revenues was partially offset by higher input cost-driven pricing and favorable volume/mix. The favorable volume/mix impact on revenue was driven by volume gains in Kraft Foods North America, partially due to the shift of Easter-related shipments into the second quarter, and by favorable mix in Kraft Foods Developing Markets and Kraft Foods Europe. These favorable factors were partially offset by volume declines in Kraft Foods Europe and Kraft Foods Developing Markets, in part due to the discontinuation of less profitable product lines.

Operating Income – Operating income increased $108 million (7.6%) to $1,531 million in the second quarter of 2009, due to the following:

	Operating Income	Change
	(in millions)	(percentage point)

Operating Income for the Three Months Ended June 30, 2008 (as restated)	$1,423
Change in operating income
Higher pricing	328	20.2	pp
Higher input costs	(219)	(13.6	)pp
Favorable volume/mix	60	3.7	pp
Lower fixed manufacturing costs	43	2.6	pp
Higher marketing, administration and research costs	(79)	(4.8	)pp
Lower unrealized gains on hedging activities	(44)	(2.7	)pp
Lower Restructuring Program costs	156	10.0	pp
Lower losses on divestitures, net	57	4.2	pp
2008 favorable resolution of Brazilian value added tax claim	(40)	(2.5	)pp
Unfavorable foreign currency	(132)	(8.2	)pp
Other, net	(22)	(1.3	)pp

Total change in operating income	108	7.6%

Operating Income for the Three Months Ended June 30, 2009	$1,531

Higher pricing more than offset our input cost increases during the quarter, as we recovered some of our cumulative cost increases from prior years. The increase in input costs was primarily related to higher raw material costs (including lower realized gains from certain commodity hedging activities). Total marketing, administration and research costs, as recorded in the condensed consolidated statement of earnings, decreased $124 million over the second quarter of 2008, but excluding the impacts of divestitures, foreign currency and prior year Restructuring Program costs, increased $79 million over the second quarter of 2008, primarily due to further investments in our brands. We recognized gains of $34 million on the change in unrealized hedging positions in the second quarter of 2009 and gains of $78 million in the second quarter of 2008. During the second quarter of 2009, we reversed $35 million in Restructuring Program charges recorded in the prior year, versus the $121 million in Restructuring Program charges recognized in the second quarter of 2008. We recorded $17 million of net losses on divestitures in the second quarter of 2009, versus $74 million of net losses on divestitures that were recorded in the second quarter of 2008. In addition, unfavorable foreign currency decreased operating income by $132 million, due primarily to the strength of the U.S. dollar against the euro, Canadian dollar, British pound and Brazilian real.

Net Earnings and Earnings per Share Attributable to Kraft Foods – Net earnings attributable to Kraft Foods of $827 million increased by $82 million (11.0%) in the second quarter of 2009. Diluted earnings per share attributable to Kraft Foods were $0.56 in the second quarter of 2009, up 14.3% from $0.49 in the second quarter of 2008, due to the following:

				Net Earnings Attributable to Kraft Foods	Diluted EPS Attributable to Kraft Foods
				(in millions, except per share data)

	Net Earnings Attributable to Kraft Foods for the Three Months Ended June 30, 2008 (as restated)			$745	$0.49
	Change in net earnings attributable to Kraft Foods
Operating gains					0.05
Lower unrealized gains on hedging activities					(0.02)
	Lower Restructuring Program costs				0.07
Lower losses on divestitures, net					0.03
	2008 favorable resolution of Brazilian value added tax claim				(0.02)
Lower interest and other expense, net					0.01
Unfavorable foreign currency					(0.06)
Other changes in taxes					0.04

	Change in net earnings from continuing operations				0.10

	Decreased earnings from discontinued operations				(0.05)

	Change in net earnings from discontinued operations				(0.05)

Fewer shares outstanding					0.02

	Total change in net earnings attributable to Kraft Foods			82	0.07

	Net Earnings Attributable to Kraft Foods for the Three Months Ended June 30, 2009			$827	$0.56

Six Months Ended June 30:
	For the Six Months Ended June 30,			$ change	% change
	2009	2008
	(in millions, except per share data; 2008 restated)

Net revenues	$19,558	$20,850		$(1,292)	(6.2% )

Operating income	2,799	2,490		309	12.4%

Earnings from continuing operations	1,491	1,225		266	21.7%

Net earnings attributable to Kraft Foods	1,487	1,344		143	10.6%

Diluted earnings per share attributable to Kraft Foods	1.00	0.87		0.13	14.9%

Net Revenues – Net revenues decreased $1,292 million (6.2%) to $19,558 million in the first six months of 2009, due to the following:

Change in net revenues (by percentage point)
Unfavorable foreign currency		(8.0	)pp
Unfavorable volume/mix		(1.5	)pp
Impact of divestitures		(0.8	)pp
	2008 favorable resolution of Brazilian value added tax claim	(0.3	)pp
Higher net pricing		4.4	pp

Total change in net revenues		(6.2)%

Unfavorable foreign currency decreased net revenues by $1,659 million, due primarily to the strength of the U.S. dollar against the euro, Canadian dollar, Brazilian real, Russian ruble and British pound. The unfavorable volume/mix impact on revenue was driven by volume declines across all reportable segments, except U.S. Beverages and U.S. Convenient Meals, primarily due to the discontinuation of less profitable product lines and by unfavorable mix in Kraft Foods North America. The absence of the 2008 favorable resolution of a Brazilian value added tax claim also had an unfavorable impact on revenues. The decrease in net revenues was partially offset by higher input cost-driven pricing.

Operating Income – Operating income increased $309 million (12.4%) to $2,799 million in the first six months of 2009, due to the following:

	Operating Income	Change
	(in millions)	(percentage point)

Operating Income for the Six Months Ended June 30, 2008 (as restated)	$2,490
Change in operating income
Higher pricing	900	32.0	pp
Higher input costs	(552)	(19.5	)pp
Lower fixed manufacturing costs	68	2.4	pp
Unfavorable volume/mix	(30)	(1.1	)pp
Higher unrealized gains on hedging activities	18	0.7	pp
Higher marketing, administration and research costs	(99)	(3.5	)pp
Lower Restructuring Program costs	254	9.9	pp
Lower losses on divestitures, net	75	3.4	pp
2008 favorable resolution of Brazilian value added tax claim	(43)	(1.5	)pp
Unfavorable foreign currency	(254)	(9.2	)pp
Other, net	(28)	(1.2	)pp

Total change in operating income	309	12.4%

Operating Income for the Six Months Ended June 30, 2009	$2,799

Higher pricing more than offset our input cost increases during the first six months of 2009, as we recovered some of our cumulative cost increases from prior years. The increase in input costs was primarily related to higher raw material costs (including lower realized gains from certain commodity hedging activities). Total marketing, administration and research costs, as recorded in the condensed consolidated statement of earnings, decreased $262 million over the first six months of 2008, but excluding the impacts of divestitures, foreign currency and prior year Restructuring Program costs, increased $99 million over the first six months of 2008, primarily due to further investments in our brands. We recognized gains of $121 million on the change in unrealized hedging positions in the first six months of 2009 and gains of $103 million in the first six months of 2008. During the second quarter of 2009, we reversed $35 million in Restructuring Program charges recorded in the prior year, versus the $219 million in Restructuring Program charges recognized in the first six months of 2008. We recorded $17 million of net losses on divestitures in the first six months of 2009, versus $92 million of net losses on divestitures that were recorded in the first six months of 2008. In addition, unfavorable foreign currency decreased operating income by $254 million, due primarily to the strength of the U.S. dollar against the euro, Canadian dollar, British pound and Brazilian real.

Net Earnings and Earnings per Share Attributable to Kraft Foods – Net earnings attributable to Kraft Foods of $1,487 million increased by $143 million (10.6%) in the first six months of 2009. Diluted earnings per share attributable to Kraft Foods were $1.00 in the first six months of 2009, up 14.9% from $0.87 in the first six months of 2008, due to the following:

	Net Earnings Attributable to Kraft Foods	Diluted EPS Attributable to Kraft Foods
	(in millions, except per share data)

Net Earnings Attributable to Kraft Foods for the Six Months Ended June 30, 2008 (as restated)	$1,344	$0.87
Change in net earnings attributable to Kraft Foods
Operating gains		0.10
Higher unrealized gains on hedging activities		0.01
Lower Restructuring Program costs		0.11
Lower losses on divestitures, net		0.03
2008 favorable resolution of Brazilian value added tax claim		(0.02)
Lower interest and other expense, net		0.02
Unfavorable foreign currency		(0.11)
Other changes in taxes		0.03

Change in net earnings from continuing operations		0.17

Decreased earnings from discontinued operations		(0.08)

Change in net earnings from discontinued operations		(0.08)

Fewer shares outstanding		0.04

Total change in net earnings attributable to Kraft Foods	143	0.13

Net Earnings Attributable to Kraft Foods for the Six Months Ended June 30, 2009	$1,487	$1.00

Results of Operations by Reportable Segment

Effective January 2009, we began implementing changes to our operating structure based on our Organizing For Growth initiative and Kraft Foods Europe Reorganization. In line with our strategies, we are reorganizing our European operations to function on a pan-European centralized category management and value chain model, and we changed how we work in Europe in two key ways:

•     We transitioned our European Biscuit, Chocolate, Coffee and Cheese categories to fully integrated business units, further strengthening our focus on these core categories. To ensure decisions are made faster and closer to our customers and consumers, each category is fully accountable for its financial results, including marketing, manufacturing and R&D. Category leadership, based in Zurich, Switzerland, reports to the Kraft Foods Europe President. These business units now comprise the Kraft Foods Europe segment.

•     We aligned the reporting of our Central Europe operations into our Kraft Foods Developing Markets segment to help build critical scale in these countries. We operate a country-led model in these markets. This change will keep Kraft Foods Europe management fully focused on implementing their new structure and growing the business.

On March 26, 2009, we filed a Form 8-K with the SEC related to our new operating structure. Refer to the Form 8-K for additional information reconciling our prior period reportable segments to our new reportable segments.

We manage and report operating results through three commercial units: Kraft Foods North America, Kraft Foods Europe and Kraft Foods Developing Markets. We manage the operations of Kraft Foods North America and Kraft Foods Europe by product category, and we manage the operations of Kraft Foods Developing Markets by geographic location. Our reportable segments are U.S. Beverages, U.S. Cheese, U.S. Convenient Meals, U.S. Grocery, U.S. Snacks, Canada & North America Foodservice, Kraft Foods Europe (formerly known as European Union) and Kraft Foods Developing Markets.

The following discussion compares our operating results of each of our reportable segments for the three months ended June 30, 2009 and 2008 and for the six months ended June 30, 2009 and 2008.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions; 2008 restated)

Net revenues:
Kraft Foods North America:
U.S. Beverages	$836	$789	$1,619	$1,561
U.S. Cheese	887	972	1,781	1,929
U.S. Convenient Meals	1,166	1,089	2,283	2,121
U.S. Grocery	973	912	1,791	1,704
U.S. Snacks	1,288	1,272	2,485	2,462
Canada & N.A. Foodservice	1,027	1,141	1,934	2,170
Kraft Foods Europe (1)	2,083	2,521	4,011	4,901
Kraft Foods Developing Markets	1,902	2,108	3,654	4,002

Net revenues	$10,162	$10,804	$19,558	$20,850

(1) This segment was formerly known as European Union.
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions; 2008 restated)

Operating income:
Kraft Foods North America:
U.S. Beverages	$148	$135	$310	$280
U.S. Cheese	166	143	297	225
U.S. Convenient Meals	141	103	282	196
U.S. Grocery	339	306	601	545
U.S. Snacks	205	222	334	342
Canada & N.A. Foodservice	145	131	230	238
Kraft Foods Europe	208	109	354	233
Kraft Foods Developing Markets	253	246	460	436
Unrealized gains on hedging activities	34	78	121	103
Certain U.S. pension plan costs	(54)	–	(94)	–
General corporate expenses	(51)	(46)	(87)	(97)
Amortization of intangibles	(3)	(4)	(9)	(11)

Operating income	$1,531	$1,423	$2,799	$2,490

As discussed in Note 12, Segment Reporting, our management uses segment operating income to evaluate segment performance and allocate resources. We believe it is appropriate to disclose this measure to help investors analyze segment performance and trends. Segment operating income excludes unrealized gains and losses on hedging activities (which are a component of cost of sales), certain components of our U.S. pension plan cost (which is a component of cost of sales and marketing, administration and research costs), general corporate expenses (which are a component of marketing, administration and research costs) and amortization of intangibles for all periods presented. In 2009, we began excluding certain components of our U.S. pension plan cost from segment operating income because we centrally manage pension plan funding decisions and the determination of discount rate, expected rate of return on plan assets and other actuarial assumptions. Therefore, we allocate only the service cost component of our U.S. pension plan expense to segment operating income. We exclude the unrealized gains and losses on hedging activities from segment operating income in order to provide better transparency of our segment operating results. Once realized, the gains and losses on hedging activities are recorded within segment operating results. Accordingly, we do not present these items by segment because they are excluded from the segment profitability measure that management reviews.

U.S. Beverages
	For the Three Months Ended June 30,
	2009	2008	$ change	% change
	(in millions; 2008 restated)

Net revenues	$836	$789	$47	6.0%
Segment operating income	148	135	13	9.6%

	For the Six Months Ended June 30,
	2009	2008	$ change	% change
	(in millions; 2008 restated)

Net revenues	$1,619	$1,561	$58	3.7%
Segment operating income	310	280	30	10.7%

Three Months Ended June 30:

Net revenues increased $47 million (6.0%), due to favorable volume/mix (6.5 pp), partially offset by lower net pricing (0.5 pp). Net revenues increased in the quarter due to favorable volume/mix driven by higher shipments across all categories. Ready-to-drink beverages grew behind successful quality and marketing investments in Capri Sun, partially offset by the discontinuation of less profitable ready-to-drink product lines. Coffee volume increased primarily due to strong growth in Maxwell House, aided in part by the shift of Easter-related shipments into the second quarter. Powdered beverages growth reflected gains in Kool-Aid. These favorable factors were partially offset by unfavorable mix driven by the higher ready-to-drink volume. Lower net pricing was primarily driven by higher promotional spending in powdered beverages.

Segment operating income increased $13 million (9.6%), due primarily to favorable volume/mix (higher shipments, net of unfavorable product mix) and lower costs due to the completion of the Restructuring Program, partially offset by higher marketing support costs.

Six Months Ended June 30:

Net revenues increased $58 million (3.7%), due to favorable volume/mix (4.3 pp), partially offset by lower net pricing (0.6 pp). Net revenues increased in the first six months due to favorable volume/mix driven by higher shipments in all categories. Ready-to-drink beverages grew behind successful quality and marketing investments in Capri Sun, partially offset by the discontinuation of less profitable ready-to-drink product lines. Coffee volume increased primarily due to strong growth in Maxwell House, while powdered beverages volume increased due to gains in Kool-Aid. These favorable factors were partially offset by unfavorable mix driven by the higher ready-to-drink volume. Lower net pricing was primarily driven by lower input cost-driven pricing in coffee and higher promotional spending in powdered beverages.

Segment operating income increased $30 million (10.7%), due primarily to favorable volume/mix (higher shipments, net of unfavorable product mix), lower costs due to the completion of the Restructuring Program and lower marketing, administration and research costs, partially offset by higher raw material costs and lower net pricing.

U.S. Cheese

	For the Three Months Ended June 30,
	2009	2008	$ change	% change
	(in millions; 2008 restated)

Net revenues	$887	$972	$(85)	(8.7%	)
Segment operating income	166	143	23	16.1%

	For the Six Months Ended June 30,
	2009	2008	$ change	% change
	(in millions; 2008 restated)

Net revenues	$1,781	$1,929	$(148)	(7.7%	)
Segment operating income	297	225	72	32.0%

Three Months Ended June 30:

Net revenues decreased $85 million (8.7%), due to lower net pricing (8.0 pp) and unfavorable volume/mix (0.7 pp). Lower net pricing was due to input cost-driven pricing combined with increases in promotional spending. Net revenues also declined due to unfavorable product mix while total shipments were up slightly for the quarter due in part to the shift of Easter-related shipments into the second quarter. Higher shipments in sandwich cheese, recipe cheese and cream cheese were largely offset by declines in all other categories.

Segment operating income increased $23 million (16.1%), due primarily to lower input costs, primarily lower dairy costs, partially offset by lower net pricing and higher marketing support costs.

Six Months Ended June 30:

Net revenues decreased $148 million (7.7%), due to unfavorable volume/mix (5.2 pp) and lower net pricing (2.5 pp). Lower net pricing was due to lower input cost-driven pricing combined with increases in promotional spending. Net revenues also declined in the first six months due to lower shipments, primarily cultured and natural cheese products.

Segment operating income increased $72 million (32.0%), due to lower input costs, primarily lower dairy costs, lower costs due to the completion of the Restructuring Program and lower marketing, administration and research costs, partially offset by lower pricing, unfavorable volume/mix (lower shipments and unfavorable product mix) and higher fixed manufacturing costs.

U.S. Convenient Meals

	For the Three Months Ended June 30,
	2009	2008	$ change	% change
	(in millions; 2008 restated)

Net revenues	$1,166	$1,089	$77	7.1%
Segment operating income	141	103	38	36.9%

	For the Six Months Ended June 30,
	2009	2008	$ change	% change
	(in millions; 2008 restated)

Net revenues	$2,283	$2,121	$162	7.6%
Segment operating income	282	196	86	43.9%

Three Months Ended June 30:

Net revenues increased $77 million (7.1%), due to higher net pricing (4.8 pp) and favorable volume/mix (2.3 pp). Net revenues increased in meats driven by higher net pricing, due to input cost-driven pricing, net of increased promotional spending. In addition, meats net revenue growth was negatively impacted by lower shipments of cold cuts and lunchables, in part due to the discontinuation of less profitable product lines. In pizza, net revenues increased due to the volume growth in our DiGiorno and California Pizza Kitchen premium brands, primarily behind the For One product platform and DiGiorno Crispy Flatbread Pizza, as well as growth in our Tombstone and Jack’s Pizza brands, partially offset by the unfavorable impact of the discontinuation of less profitable product lines. Also contributing to higher pizza net revenues was higher input cost-driven pricing, net of increased promotional spending.

Segment operating income increased $38 million (36.9%), due primarily to higher net pricing and favorable volume/mix (improved product mix and higher shipments), partially offset by higher raw material costs and higher marketing support costs.

Six Months Ended June 30:

Net revenues increased $162 million (7.6%), due to higher net pricing (5.3 pp) and favorable volume/mix (2.3 pp). Net revenues increased in meats driven by higher net pricing, due to input cost-driven pricing, net of increased promotional spending. Also, total shipments declined slightly for the first six months due to the discontinuation of less profitable product lines, which offset higher shipments in bacon. In pizza, net revenues increased due to the volume growth in our DiGiorno and California Pizza Kitchen premium brands, primarily behind the For One product platform and DiGiorno Crispy Flatbread Pizza, as well as growth in our Tombstone and Jack’s Pizza brands, partially offset by the unfavorable impact of the discontinuation of less profitable product lines. Also contributing to higher pizza net revenues was higher input cost-driven pricing, net of increased promotional spending.

Segment operating income increased $86 million (43.9%), due primarily to higher net pricing, favorable volume/mix (improved product mix and higher shipments) and lower costs due to the completion of the Restructuring Program, partially offset by higher raw material costs, higher marketing support costs and higher fixed manufacturing costs.

U.S. Grocery

	For the Three Months Ended June 30,
	2009	2008	$ change	% change
	(in millions; 2008 restated)

Net revenues	$973	$912	$61	6.7%
Segment operating income	339	306	33	10.8%

	For the Six Months Ended June 30,
	2009	2008	$ change	% change
	(in millions; 2008 restated)

Net revenues	$1,791	$1,704	$87	5.1%
Segment operating income	601	545	56	10.3%

Three Months Ended June 30:

Net revenues increased $61 million (6.7%), due to higher net pricing (6.0 pp) and favorable volume/mix (0.7 pp). Net revenues increased due to higher input cost-driven pricing across our key categories, primarily spoonable and pourable salad dressings. Net revenues growth also was driven by favorable product mix, partially offset by lower volume. This reflected the 2008 exit of Handi-Snacks ready-to-eat desserts, as well as lower shipments in pourable salad dressings, Jell-O ready-to-eat-desserts and barbeque sauce, which were partially offset by growth in Kraft macaroni and cheese dinners.

Segment operating income increased $33 million (10.8%), due primarily to higher net pricing, lower manufacturing costs and lower costs due to the completion of the Restructuring Program, partially offset by higher raw material costs and higher marketing support costs.

Six Months Ended June 30:

Net revenues increased $87 million (5.1%), due to higher net pricing (6.7 pp), partially offset by unfavorable volume/mix (1.6 pp). Net revenues increased due to higher input cost-driven pricing across our key categories, primarily spoonable and pourable salad dressings, ready-to-eat desserts and dry packaged desserts. Net revenues growth was partially offset by lower volume, net of favorable product mix. This reflected the 2008 exit of Handi-Snacks ready-to-eat desserts, as well as lower shipments in pourable and spoonable salad dressings, barbeque sauce and Jell-O ready-to-eat-desserts, which were partially offset by growth in Kraft macaroni and cheese dinners.

Segment operating income increased $56 million (10.3%), due primarily to higher net pricing, lower manufacturing costs, lower marketing, administration and research costs and lower costs due to the completion of the Restructuring Program, partially offset by higher raw material costs, unfavorable volume/mix (lower shipments, net of improved product mix) and higher marketing support costs.

U.S. Snacks

	For the Three Months Ended June 30,
	2009	2008	$ change	% change
	(in millions; 2008 restated)

Net revenues	$1,288	$1,272	$16	1.3%
Segment operating income	205	222	(17)	(7.7%	)

	For the Six Months Ended June 30,
	2009	2008	$ change	% change
	(in millions; 2008 restated)

Net revenues	$2,485	$2,462	$23	0.9%
Segment operating income	334	342	(8)	(2.3%	)

Three Months Ended June 30:

Net revenues increased $16 million (1.3%), due to higher net pricing (0.7 pp) and favorable volume/mix (0.6 pp). Biscuits net revenues increased, driven by favorable volume/mix and higher input cost-driven pricing. Biscuits volume gains were due to higher shipments in the top five brands: Triscuits crackers, Ritz crackers, Wheat Thins crackers, Chips Ahoy! and Oreo cookies. Snack bars net revenues decreased, primarily due to volume declines in breakfast bars. Snack nuts net revenues decreased, primarily driven by lower net pricing, primarily due to increased promotional spending. The favorable impact of the shift of Easter-related shipments into the second quarter was offset by the unfavorable carryover impact of the recall of certain products containing pistachios in March 2009.

Segment operating income decreased $17 million (7.7%), due primarily to higher raw material costs (including lower realized gains from certain commodity hedging activities), partially offset by lower marketing, administration and research costs, lower marketing support costs, favorable volume/mix (higher volume, net of unfavorable product mix), lower manufacturing costs and higher net pricing.

Six Months Ended June 30:

Net revenues increased $23 million (0.9%), due to higher net pricing (4.3 pp), partially offset by unfavorable volume/mix (3.4 pp). Biscuits net revenues increased, driven by higher input cost-driven pricing, partially offset by unfavorable product mix. Biscuits volume decline was due to lower shipments in Premium crackers, Chips Ahoy!, Newtons and Nutter Butter cookies, partially offset by gains in Oreo cookies, Triscuits and Ritz crackers. Snack bars net revenues decreased, primarily due to volume declines in breakfast bars. Snack nuts net revenues decreased, primarily driven by lower volume due to the recall of certain products containing pistachios in March 2009 and lower net pricing, due to higher promotional spending.

Segment operating income decreased $8 million (2.3%), due primarily to higher raw material costs (including lower realized gains from certain commodity hedging activities) and unfavorable volume/mix (lower shipments, including the recall of certain products containing pistachios, and unfavorable product mix), partially offset by higher net pricing, lower marketing support costs, lower marketing, administration and research costs and lower costs due to the completion of the Restructuring Program.

Canada & N.A. Foodservice

	For the Three Months Ended June 30,
	2009	2008	$ change	% change
	(in millions; 2008 restated)

Net revenues	$1,027	$1,141	$(114)	(10.0%	)
Segment operating income	145	131	14	10.7%

	For the Six Months Ended June 30,
	2009	2008	$ change	% change
	(in millions; 2008 restated)

Net revenues	$1,934	$2,170	$(236)	(10.9%	)
Segment operating income	230	238	(8)	(3.4%	)

Three Months Ended June 30:

Net revenues decreased $114 million (10.0%), due to the significant impact of unfavorable foreign currency (9.5 pp) and unfavorable volume/mix (2.1 pp), partially offset by higher net pricing (1.6 pp). In Canada, net revenues decreased, driven by unfavorable foreign currency, partially offset by volume gains across all retail businesses except snacks, and higher net pricing. In N.A. Foodservice, net revenues decreased, driven by lower volume, due to industry wide declines in restaurant traffic and the discontinuation of less profitable product lines, unfavorable foreign currency and lower input cost-driven pricing.

Segment operating income increased $14 million (10.7%), due primarily to lower costs due to the completion of the Restructuring Program, higher net pricing, lower marketing, administration and research costs and lower marketing support costs, partially offset by unfavorable foreign currency, higher input costs (including higher raw material costs) and unfavorable volume mix (lower volume net of improved product mix).

Six Months Ended June 30:

Net revenues decreased $236 million (10.9%), due to the significant impact of unfavorable foreign currency (11.0 pp) and unfavorable volume/mix (1.8 pp), partially offset by higher net pricing (1.9 pp). In Canada, net revenues decreased, driven by unfavorable foreign currency, partially offset by volume gains across all retail businesses and higher net pricing. In N.A. Foodservice, net revenues decreased, driven by lower volume, due to industry wide declines in restaurant traffic and the discontinuation of less profitable product lines, and unfavorable foreign currency.

Segment operating income decreased $8 million (3.4%), due primarily to higher input costs (including higher raw material costs), unfavorable foreign currency and higher fixed manufacturing costs, partially offset by higher net pricing, lower costs due to the completion of the Restructuring Program, lower marketing, administration and research costs and lower marketing support costs.

Kraft Foods Europe

	For the Three Months Ended June 30,		$ change	% change
	2009	2008
	(in millions; 2008 restated)

Net revenues	$2,083	$2,521	$(438)	(17.4%	)
Segment operating income	208	109	99	90.8%

	For the Six Months Ended June 30,		$ change	% change
	2009	2008
	(in millions; 2008 restated)

Net revenues	$4,011	$4,901	$(890)	(18.2%	)
Segment operating income	354	233	121	51.9%

Three Months Ended June 30:

Net revenues decreased $438 million (17.4%), due to the significant impact of unfavorable foreign currency (15.3 pp), the impact of divestitures (2.5 pp) and unfavorable volume/mix (1.6 pp), partially offset by higher net pricing (2.0 pp). Unfavorable foreign currency primarily reflected the strength of the U.S. dollar versus the euro and British pound. In addition, volume declines in biscuits and cheese and the discontinuation of less profitable product lines drove net revenues lower. Offsetting these unfavorable revenue drivers was higher input cost-driven pricing, primarily in chocolate and coffee.

Segment operating income increased $99 million (90.8%), due primarily to lower costs due to the completion of the Restructuring Program (including the reversal of prior year costs), the 2008 net loss on the divestitures of several operations in Spain, higher net pricing, lower input costs (including lower raw material costs) and lower fixed manufacturing costs. These favorable variances were partially offset by unfavorable foreign currency, higher marketing, administration and research costs, the net loss on the divestiture of a plant in Spain, higher marketing support costs, higher non-recurring costs associated with the Kraft Foods Europe Reorganization discussed below, the impact of divestitures and an asset impairment charge to write-off an investment in Norway.

Six Months Ended June 30:

Net revenues decreased $890 million (18.2%), due to the significant impact of unfavorable foreign currency (14.1 pp), unfavorable volume/mix (4.4 pp) and the impact of divestitures (2.7 pp), partially offset by higher net pricing (3.0 pp). Unfavorable foreign currency primarily reflected the strength of the U.S. dollar versus the euro and British pound. In addition, volume declines in coffee, chocolate, biscuits and cheese, and the discontinuation of less profitable product lines drove net revenues lower. Offsetting these unfavorable revenue drivers was higher input cost-driven pricing, primarily in chocolate, coffee and biscuits.

Segment operating income increased $121 million (51.9%), due primarily to lower costs due to the completion of the Restructuring Program (including the reversal of prior year costs), higher net pricing, the 2008 net loss on the divestitures of several operations in Spain and lower manufacturing costs. These favorable variances were partially offset by unfavorable foreign currency, higher marketing, administration and research costs, unfavorable volume/mix (lower shipments, net of improved product mix), higher non-recurring costs associated with the Kraft Foods Europe Reorganization discussed below, the net loss on the divestiture of a plant in Spain, the impact of divestitures, an asset impairment charge to write-off an investment in Norway, higher marketing support costs and higher raw material costs.

Kraft Foods Europe Reorganization – We are in the process of reorganizing our European operations to function on a pan-European centralized category management and value chain model. As part of this reorganization, we recorded charges of $56 million in the first six months of 2009, related to other non-recurring costs. These charges were recorded within cost of sales and marketing, administration and research costs. In the first six months of 2008, we incurred $17 million of implementation costs and $4 million of other non-recurring costs. The implementation costs were recorded as part of our overall Restructuring Program and the other non-recurring costs were recorded within marketing, administration and research costs in the first six months of 2008. Management believes the disclosure of implementation and other non-recurring charges provides readers of our financial statements greater transparency to the total costs of our Kraft Foods Europe Reorganization.

Kraft Foods Developing Markets

	For the Three Months Ended June 30,		$ change	% change
	2009	2008
	(in millions; 2008 restated)

Net revenues	$1,902	$2,108	$(206)	(9.8%	)
Segment operating income	253	246	7	2.8%

	For the Six Months Ended June 30,		$ change	% change
	2009	2008
	(in millions; 2008 restated)

Net revenues	$3,654	$4,002	$(348)	(8.7%	)
Segment operating income	460	436	24	5.5%

Three Months Ended June 30:

Net revenues decreased $206 million (9.8%), due to the significant impact of unfavorable foreign currency (18.7 pp), the absence of the 2008 favorable resolution of a Brazilian value added tax claim (1.9 pp) and the impact of divestitures (0.4 pp), partially offset by higher net pricing (10.8 pp) and favorable volume/mix (0.4 pp). In Central and Eastern Europe, Middle East & Africa, net revenues decreased, driven by unfavorable foreign currency and unfavorable volume/mix (lower shipments and unfavorable product mix), partially offset by higher net pricing across the region. In Latin America, net revenues decreased, driven by unfavorable foreign currency and the absence of the 2008 favorable resolution of a Brazilian value added tax claim, partially offset by higher net pricing across the region and favorable volume/mix, due to improved product mix. In Asia Pacific, net revenues decreased, due primarily to unfavorable foreign currency and unfavorable volume/mix, which was driven by lower shipments, primarily in China and Southeast Asia, partially offset by higher net pricing across the region.

Segment operating income increased $7 million (2.8%), due primarily to higher net pricing, lower fixed manufacturing costs, lower costs due to the completion of the Restructuring Program and favorable volume/mix (improved product mix, net of lower shipments), partially offset by higher input costs (including higher raw material costs), unfavorable foreign currency, the absence of the 2008 favorable resolution of a Brazilian value added tax claim, higher marketing, administration and research costs and higher marketing support costs.

Six Months Ended June 30:

Net revenues decreased $348 million (8.7%), due to the significant impact of unfavorable foreign currency (18.9 pp), the absence of the 2008 favorable resolution of a Brazilian value added tax claim (1.0 pp) and the impact of divestitures (0.3 pp), partially offset by higher net pricing (11.2 pp) and favorable volume/mix (0.3 pp). In Central and Eastern Europe, Middle East & Africa, net revenues decreased, driven by unfavorable foreign currency and unfavorable volume/mix (lower shipments, net of improved product mix), partially offset by higher net pricing across the region. In Latin America, net revenues decreased, driven by unfavorable foreign currency and the absence of the 2008 favorable resolution of a Brazilian value added tax claim, partially offset by higher net pricing across the region and favorable volume/mix (lower shipments, net of improved product mix). In Asia Pacific, net revenues decreased, due primarily to unfavorable foreign currency and unfavorable volume/mix, which was driven by lower shipments primarily in Southeast Asia, China and Australia/New Zealand, partially offset by higher net pricing across the region.

Segment operating income increased $24 million (5.5%), due primarily to higher net pricing, lower fixed manufacturing costs, lower costs due to the completion of the Restructuring Program and favorable volume/mix (improved product mix, net of lower shipments), partially offset by higher input costs (including higher raw material costs), unfavorable foreign currency, the absence of the 2008 favorable resolution of a Brazilian value added tax claim, higher marketing, administration and research costs and higher marketing support costs.

Critical Accounting Policies

There were no significant changes to our critical accounting policies disclosed in our Form 10-K for the year ended December 31, 2008, other than those discussed below.

Inventories:

Effective January 1, 2009, we changed our method of valuing our U.S. inventories to the average cost method. In prior years, principally all U.S. inventories were valued using the last-in, first-out (“LIFO”) method. With this change, we value all of our inventories using the average cost method. We used the LIFO method to determine the cost of 35% of inventories at December 31, 2008. We believe that the average cost method of accounting for U.S. inventories is preferable and will improve financial reporting by better matching revenues and expenses to current costs, by better aligning our external reporting with our competitors, and by aligning our external reporting with our tax basis of accounting. We restated prior years’ financial statements to conform to the change in accounting policy.

Refer to Note 1, Summary of Significant Accounting Policies, for further details of this change in accounting policy.

Financial Instruments:

Interest rate cash flow and fair value hedges – We manage interest rate volatility by modifying the repricing or maturity characteristics of certain liabilities so that the net interest margin is not, on a material basis, adversely affected by movements in interest rates. As a result of interest rate fluctuations, hedged fixed-rate liabilities appreciate or depreciate in market value. The effect of this unrealized appreciation or depreciation is expected to be substantially offset by our gains or losses on the derivative instruments that are linked to these hedged liabilities.

We use derivative instruments, including interest rate swaps that have indices related to the pricing of specific liabilities as part of our interest rate risk management strategy. As a matter of policy, we do not use highly leveraged derivative instruments for interest rate risk management. Under the interest rate swap contracts, we agree with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts, which is calculated based on an agreed-upon notional amount. We use interest rate swaps to hedge the variability of interest payment cash flows on a portion of our future debt obligations. We also use interest rate swaps to economically convert a portion of our nonprepayable fixed-rate debt into variable rate debt. Substantially all of these derivative instruments are highly effective and qualify for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

For those derivative instruments that are highly effective and qualify for hedge accounting treatment under SFAS No. 133, we either record the impacts in current period earnings or defer the effective portion of unrealized gains and losses as a component of accumulated other comprehensive earnings / (losses), depending on whether the hedging relationship satisfies the criteria for a fair value or cash flow hedge. For fair value hedges, we record both (i) the gains or losses on interest rate swaps and (ii) the corresponding changes in fair value of the hedged long-term debt directly as a component of interest and other expense, net. For cash flow hedges, we recognize the deferred portion as a component of interest and other expense, net when we incur the interest expense. The ineffective portion is directly recorded as a component of interest and other expense, net. For the derivative instruments that we consider economic hedges but do not designate for hedge accounting treatment under SFAS No. 133, we recognize gains and losses directly as a component of interest and other expense, net.

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

During the first six months of 2009, our aggregate commodity costs increased primarily as a result of higher wheat, soybean oil, cocoa, sugar, meat and packaging costs. For the first six months of 2009, our commodity costs were approximately $420 million higher than the first six months of 2008, with grain, oil, cocoa and sugar costs accounting for the majority of the overall increase, partially offset by lower dairy costs. Overall, we expect commodity prices to continue to be volatile over the remainder of the year.

Liquidity

We believe that our cash from operations, our existing $4.5 billion credit facility (which supports our commercial paper program) and our authorized long-term financing will provide sufficient liquidity to meet our working capital needs (including the cash requirements of the Restructuring Program), planned capital expenditures, future contractual obligations and payment of our anticipated quarterly dividends. We continue to utilize our commercial paper program and primarily uncommitted international credit lines for daily funding requirements. We also use short-term intercompany loans from foreign subsidiaries to improve financial flexibility, which have been made more feasible by recent, temporary U.S. tax law changes. Overall, we do not expect any impact to funding sources that would have a material effect on our liquidity.

Net Cash Provided by Operating Activities:

During the first six months of 2009, operating activities provided $1,720 million net cash, compared with $1,349 million in the first six months of 2008. The increase in operating cash flows primarily relates to working capital improvements over the prior year (primarily due to improved inventories and receivables positions, partially offset by higher interest payments, principally due to the first annual payment on our euro notes). The increase in operating cash flows was partially offset by the split-off of the Post cereals business.

During the first six months of 2009, we contributed $219 million to our U.S. pension plans (including the $200 million contribution we made on May 1, 2009) and $86 million to our non-U.S. pension plans. We plan to make further contributions of approximately $20 million to our U.S. plans and approximately $80 million to our non-U.S. plans during the remainder of 2009. We expect to fund these contributions from operations.

Net Cash Used in Investing Activities:

During the first six months of 2009, net cash used in investing activities was $431 million, compared with $617 million in the first six months of 2008. The decrease in cash used in investing activities primarily relates to lower capital expenditures and a payment made to Groupe Danone S.A. in the first six months of 2008 to refund excess cash received in the acquisition of LU Biscuit, partially offset by lower proceeds from divestitures. During the first six months of 2009, we divested a juice operation in Brazil and a plant in Spain and received $6 million in proceeds. During the first six months of 2008, we received $76 million in proceeds on the divestitures of several operations in Spain.

Capital expenditures, which were funded by operating activities, were $474 million in the first six months of 2009, compared with $590 million in the first six months of 2008. We expect full-year capital expenditures to be in line with 2008 expenditures of $1.4 billion, including capital expenditures required for systems’ investments. We expect to fund these expenditures from operations.

Net Cash Used in Financing Activities:

During the first six months of 2009, net cash used in financing activities was $897 million, compared with $625 million in the first six months of 2008. The net cash used in financing activities in the first six months of 2009 primarily related to $855 million in dividends paid. The net cash used in financing activities in the first six months of 2008 primarily related to $5.9 billion in payments made on the bridge facility used to fund our LU Biscuit acquisition, $826 million in dividends paid and $650 million in Common Stock share repurchases, partially offset by $6.4 billion in proceeds from our long-term debt offerings.

In July 2009, we announced our intention to redeem our November 2011, 7% $200 million debenture at par value. Upon early extinguishment of this debenture, we expect to record a loss of approximately $14 million.

In November 2009, $750 million of our long-term debt matures. We expect to fund the repayment with cash from operations or through the issuance of commercial paper.

Borrowing Arrangements:

We maintain a revolving credit facility that we have historically used for general corporate purposes and to support our commercial paper issuances. We intend to renegotiate our $4.5 billion revolving credit facility before it expires in April 2010. No amounts have been drawn on this facility. In October 2008, one of the syndicate banks under our credit facility, Lehman Commercial Paper, Inc., filed for bankruptcy protection. Lehman’s commitment under our credit facility was approximately $136 million. We do not expect to replace them, and our capacity under our credit facility was effectively reduced to approximately $4.4 billion. We do not expect this to have a current or future effect on our liquidity.

We must maintain a net worth of at least $20.0 billion under the terms of our revolving credit facility. At June 30, 2009, our net worth was $24.3 billion. We expect to continue to meet this covenant. The revolving credit facility has no other financial covenants, credit rating triggers or provisions that could require us to post collateral as security.

In addition to the above, some of our international subsidiaries maintain primarily uncommitted credit lines to meet short-term working capital needs. Collectively, these credit lines amounted to $1.6 billion at June 30, 2009. Borrowings on these lines amounted to $257 million at June 30, 2009 and $291 million at December 31, 2008.

Under the terms of the 364-day bridge facility agreement we used to acquire LU Biscuit (“LU Biscuit Bridge Facility”), we were required to repay borrowings under the facility with the net cash proceeds from debt offerings having a maturity of greater than one year. As such, we repaid the €3.8 billion outstanding at December 31, 2007 (approximately $5.9 billion at the time of repayments) with proceeds from our May 22, 2008 and March 20, 2008 debt issuances discussed below. Upon repayment, this facility was terminated.

Debt:

Our total debt was $20.2 billion at June 30, 2009 and $20.3 billion at December 31, 2008. Our debt-to-capitalization ratio was 0.45 at June 30, 2009 and 0.48 at December 31, 2008.

On May 22, 2008, we issued $2.0 billion of senior unsecured notes and on March 20, 2008, we issued €2.85 billion (approximately $4.5 billion) of senior unsecured notes. We used the net proceeds from these issuances ($1,967 million in May and approximately $4,470 million in March) for general corporate purposes, including the repayment of borrowings under our LU Biscuit Bridge Facility and other short-term borrowings.

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

We expect to continue to comply with our long-term debt covenants. Refer to our Form 10-K for the year ended December 31, 2008 for further details of these debt offerings.

We refinance long-term and short-term debt from time to time. The nature and amount of our long-term and short-term debt and the proportionate amount of each varies as a result of future business requirements, market conditions and other factors. At June 30, 2009, we had approximately $3.0 billion remaining in long-term financing authority from our Board of Directors.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

We have no off-balance sheet arrangements other than the guarantees and contractual obligations that are discussed below and in our Form 10-K for the year ended December 31, 2008.

Guarantees:

As discussed in Note 10, Commitments and Contingencies, we have third-party guarantees because of our construction activities. As part of those transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At June 30, 2009, the carrying amount of our third-party guarantees on our condensed consolidated balance sheet and the maximum potential payment under our third-party guarantees was $30 million. Substantially all of these guarantees expire at various times through 2018.

In addition, at June 30, 2009, we were contingently liable for $270 million of guarantees related to our own performance. These include letters of credit related to dairy commodity purchases and guarantees related to the payment of custom duties and taxes, and other letters of credit.

Guarantees do not have, and we do not expect them to have, a material effect on our liquidity.

Equity and Dividends

Stock Repurchases:

Our $5.0 billion share repurchase authority expired on March 30, 2009. Prior to the expiration, we repurchased 130.9 million shares for $4.3 billion under the program. We have not repurchased any shares in 2009.

Stock Plans:

At our annual meeting of shareholders held on May 20, 2009, our shareholders approved the Kraft Foods Inc. Amended and Restated 2005 Performance Incentive Plan. The amended plan includes, among other provisions, a limit on the number of shares that may be granted under the plan, vesting restrictions and a prohibition on stock option repricing. Under the amended plan, we are authorized to issue a maximum of 168.0 million shares of our Common Stock. As of the effective date of the amendment, there were 92.1 million shares available to be granted under the plan, of which no more than 27.5 million shares may be awarded as restricted or deferred stock.

In January 2009, we granted 1.4 million shares of stock in connection with our long-term incentive plan. The market value per share was $27.00 on the date of grant. The unvested shares have no voting rights and do not pay dividends.

In February 2009, as part of our annual incentive program, we issued 4.1 million shares of restricted and deferred stock to eligible U.S. and non-U.S. employees. The market value per restricted or deferred share was $23.64 on the date of grant. Also, as part of our annual incentive program, we granted 16.3 million stock options to eligible U.S. and non-U.S. employees at an exercise price of $23.64.

We also issued 0.2 million off-cycle shares of restricted and deferred stock during the first six months of 2009. The weighted-average market value per restricted or deferred share was $24.90 on the date of grant. In aggregate, we issued 5.7 million restricted and deferred shares during the first six months of 2009, including those issued as part of our long-term incentive plan.

Dividends:

We paid dividends of $855 million in the first six months of 2009 and $826 million in the first six months of 2008. The 3.5% increase reflects a higher dividend rate in 2009, partially offset by a lower number of shares outstanding resulting from the split-off of the Post cereals business. The present annualized dividend rate is $1.16 per common share. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.

2009 Outlook

We increased our guidance for 2009 diluted EPS to at least $1.93 versus the prior expectation of $1.88. This guidance reflects strong year-to-date performance as well as incremental investments in marketing and cost-saving initiatives to drive future growth. Our outlook for a 31.5% full-year effective tax rate remains unchanged.

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

Contingencies

See Note 10, Commitments and Contingencies, and Part II, Item 1. Legal Proceedings for a discussion of contingencies.

Forward-Looking Statements

This report contains forward-looking statements regarding the impact of certain accounting pronouncements on our financial results; with regard to our Restructuring Program, that we will use cash to pay for a portion of the charges and our expected cumulative annualized savings; our belief regarding the disclosure of implementation charges under the Restructuring Program; that aligning our Central Europe operations into our Kraft Foods Developing Markets segment will keep Kraft Foods Europe management fully focused on implementing the new structure and growing the business; our belief that disclosing segment operating income helps investors analyze segment performance and trends; our belief regarding the change in method of valuing our U.S. inventories; our expectation regarding the effect of unrealized appreciation or depreciation; our belief that commodity prices will continue to be volatile over the remainder of the year; our belief regarding our liquidity; our belief regarding our funding sources; our expectation regarding 2009 funding of our pension plans and our expectation to fund these contributions from operations; our expectation regarding full-year capital expenditures and our expectation to fund capital expenditures from operations; our intention to redeem our November 2011, 7% $200 million debenture at par value and our expected loss from redemption; our expectation to repay long-term debt that matures in November 2009 with cash from operations or through the issuance of commercial paper; the effect of Lehman’s bankruptcy on our revolving credit facility; our expectation to continue to meet the financial covenant under our revolving credit facility; our expectation to continue to comply with our long-term debt covenants; the effect of guarantees on our liquidity; our 2009 Outlook specifically, diluted EPS, that our increase in 2009 diluted EPS reflects strong year-to-date performance as well as incremental investments in marketing and cost-saving initiatives to drive future growth, and our full-year effective tax rate; and our belief that the final outcome of our legal proceedings will not materially affect our financial results.

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

b)	Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended June 30, 2009, and noted the following significant changes.

•

In 2008, we began implementing “Catalyst,” a business initiative to simplify and harmonize our systems processes. This multi-year program includes the delivery of SAP enterprise software applications and business solutions. During the quarter ended June 30, 2009, we transitioned some of our processes and procedures into the SAP control environment. As we migrate to the SAP environment, our management ensures that our key controls are mapped to applicable SAP controls, tests transition controls prior to the migration date of those controls, and as appropriate, maintains and evaluates controls over the flow of information to and from SAP. We expect the transition period to be completed in 2011.

•

Effective January 2009, we began reorganizing our European operations to function on a pan-European centralized category management and value chain model. During the quarter ended June 30, 2009, we transitioned some of our processes and procedures to the new structure. As we transition to the new structure, our management ensures that our key controls are migrated and maintained. We expect the transition period to be completed in the second quarter of 2010.

We determined that there were no other changes in our internal control over financial reporting during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following activity represents shares tendered to us by employees who used shares to exercise options, and shares tendered to us by employees who vested in restricted and deferred stock and used shares to pay the related taxes. As such, these are non-cash transactions.

	Total Number of Shares	Average Price per Share

April 1–30, 2009	5,621	$22.39
May 1–31, 2009	177,101	$24.91
June 1–30, 2009	7,051	$24.66

For the Quarter Ended June 30, 2009	189,773	$24.82

Item 4.  Submission of Matters to a Vote of Security Holders.

On May 20, 2009, we held our annual meeting of shareholders in Skokie, Illinois. There were 1,245,655,751 shares of Common Stock, or 84.6% of our outstanding shares, represented in person or by proxy.

At the annual meeting, our shareholders elected the following 10 directors to one-year terms expiring on the date of the 2010 annual meeting of shareholders.

	Number of Votes
	For	Against	Abstain

Ajay Banga	958,491,866	283,840,272	3,323,613
Myra M. Hart	1,217,060,154	25,783,584	2,812,013
Lois D. Juliber	1,218,598,123	24,242,592	2,815,036
Mark D. Ketchum	1,216,880,230	25,871,053	2,904,468
Richard A. Lerner, M.D.	1,222,005,629	20,529,668	3,120,454
John C. Pope	1,208,274,229	34,212,672	3,168,850
Fredric G. Reynolds	1,198,112,029	44,277,748	3,265,974
Irene B. Rosenfeld	1,215,073,154	27,683,597	2,899,000
Deborah C. Wright	1,203,761,621	39,003,500	2,890,630
Frank G. Zarb	1,222,905,442	19,533,309	3,217,000

Our shareholders also:

(a)	approved the Kraft Foods Inc. Amended and Restated 2005 Performance Incentive Plan with 902,355,596 shares in favor, 128,934,609 shares against, 4,651,760 shares abstaining, and 209,713,786 broker non-votes;
(b)	ratified the selection of PricewaterhouseCoopers LLP as our independent auditors for the year ended December 31, 2009 with 1,231,865,552 shares in favor, 11,618,164 shares against, and 2,172,035 shares abstaining; and
(c)	rejected the shareholder proposal regarding special shareholder meetings with 388,034,490 shares in favor, 642,561,669 shares against, 5,345,806 shares abstaining, and 209,713,786 broker non-votes.

Item 6.  Exhibits.

Exhibit Number	Description
3.1	Amended and Restated By-Laws of Kraft Foods Inc., dated May 20, 2009 (incorporated by reference to Exhibit 3.1 to Kraft Foods’ Current Report on Form 8-K filed with the SEC on May 21, 2009).

10.1	Kraft Foods Inc. Amended and Restated 2005 Performance Incentive Plan (incorporated by reference to Exhibit B to Kraft Foods’ Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders, filed with the SEC on March 31, 2009).

10.2	Offer of Employment Letter, between Kraft Foods and W. Anthony Vernon, dated June 17, 2009.

12	Statement regarding computation of ratios of earnings to fixed charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following materials from Kraft Foods’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text, and (vi) document and entity information.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRAFT FOODS INC.

/S/ TIMOTHY R. MCLEVISH

Timothy R. McLevish
Executive Vice President and
Chief Financial Officer

August 5, 2009