Form 10-Q
period 2009-09-30
KRAFT FOODS INC
filed 2009-11-03
CIK 1103982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

At September 30, 2009, there were 1,475,836,525 shares of the registrant’s common stock outstanding.

Kraft Foods Inc.

In this report, “Kraft Foods,” “we,” “us” and “our” refers to Kraft Foods Inc. and subsidiaries, and “Common Stock” refers to Kraft Foods’ Class A common stock.

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

Net revenues	$9,803	$10,401	$29,361	$31,251
Cost of sales	6,262	7,096	18,890	20,777

Gross profit	3,541	3,305	10,471	10,474

Marketing, administration and research costs	2,116	2,151	6,247	6,544
Asset impairment and exit costs	–	123	(26)	306
Losses on divestitures, net	–	1	17	93
Amortization of intangibles	6	7	15	18

Operating income	1,419	1,023	4,218	3,513

Interest and other expense, net	323	298	915	934

Earnings from continuing operations before income taxes	1,096	725	3,303	2,579

Provision for income taxes	270	205	986	834

Earnings from continuing operations	826	520	2,317	1,745

Earnings and gain from discontinued operations, net of income taxes (Note 2)	–	845	–	968

Net earnings	826	1,365	2,317	2,713

Noncontrolling interest	2	3	6	7

Net earnings attributable to Kraft Foods	$824	$1,362	$2,311	$2,706

Per share data:
Basic earnings per share attributable to Kraft Foods:
Continuing operations	$0.56	$0.34	$1.56	$1.15
Discontinued operations	–	0.57	–	0.63

Net earnings attributable to Kraft Foods	$0.56	$0.91	$1.56	$1.78

Diluted earnings per share attributable to Kraft Foods:
Continuing operations	$0.55	$0.34	$1.56	$1.14
Discontinued operations	–	0.57	–	0.63

Net earnings attributable to Kraft Foods	$0.55	$0.91	$1.56	$1.77

Dividends declared	$0.29	$0.29	$0.87	$0.83

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions of dollars)

(Unaudited)

	September 30,	December 31,
	2009	2008

ASSETS
Cash and cash equivalents	$2,996	$1,244
Receivables (less allowances of $137 in 2009 and $129 in 2008)	4,720	4,704
Inventories, net	4,073	3,881
Deferred income taxes	654	804
Other current assets	575	828

Total current assets	13,018	11,461

Property, plant and equipment, net	10,409	9,917
Goodwill	28,617	27,581
Intangible assets, net	13,319	12,926
Prepaid pension assets	122	56
Other assets	1,184	1,232

TOTAL ASSETS	$66,669	$63,173

LIABILITIES
Short-term borrowings	$1,359	$897
Current portion of long-term debt	1,258	765
Accounts payable	3,264	3,373
Accrued marketing	1,967	1,803
Accrued employment costs	1,020	951
Other current liabilities	3,188	3,255

Total current liabilities	12,056	11,044

Long-term debt	18,108	18,589
Deferred income taxes	4,314	4,064
Accrued pension costs	2,204	2,367
Accrued postretirement health care costs	2,682	2,678
Other liabilities	2,094	2,075

TOTAL LIABILITIES	41,458	40,817

Contingencies (Note 11)

EQUITY
Common Stock, no par value (1,735,000,000 shares issued in 2009 and 2008)	–	–
Additional paid-in capital	23,570	23,563
Retained earnings	14,394	13,440
Accumulated other comprehensive losses	(4,355)	(5,994)
Treasury stock, at cost	(8,484)	(8,714)

Total Kraft Foods Shareholders’ Equity	25,125	22,295
Noncontrolling interest	86	61

TOTAL EQUITY	25,211	22,356

TOTAL LIABILITIES AND EQUITY	$66,669	$63,173

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(in millions of dollars, except per share data)

(Unaudited)

	Kraft Foods Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings / (Losses)	Treasury Stock	Noncontrolling Interest	Total Equity

Balances at January 1, 2008	$–	$23,445	$12,321	$(1,835)	$(6,524)	$38	$27,445
Comprehensive earnings / (losses):
Net earnings	–	–	2,884	–	–	9	2,893
Other comprehensive losses, net of income taxes	–	–	–	(4,159)	–	(9)	(4,168)

Total comprehensive losses *						–	(1,275)

Adoption of new benefit plan guidance	–	–	(8)	–	–	–	(8)
Exercise of stock options and issuance of other stock awards	–	118	(81)	–	231	–	268
Cash dividends declared ($1.12 per share)	–	–	(1,676)	–	–	–	(1,676)
Acquisitions of noncontrolling interest and other activities	–	–	–	–	–	23	23
Common Stock repurchased	–	–	–	–	(777)	–	(777)
Common Stock tendered	–	–	–	–	(1,644)	–	(1,644)

Balances at December 31, 2008	$–	$23,563	$13,440	$(5,994)	$(8,714)	$61	$22,356
Comprehensive earnings / (losses):
Net earnings	–	–	2,311	–	–	6	2,317
Other comprehensive earnings, net of income taxes	–	–	–	1,639	–	25	1,664

Total comprehensive earnings *						31	3,981

Exercise of stock options and issuance of other stock awards	–	8	(71)	–	230	–	167
Cash dividends declared ($0.87 per share)	–	–	(1,286)	–	–	–	(1,286)
Dividends paid on noncontrolling interest and other activities	–	(1)	–	–	–	(6)	(7)

Balances at September 30, 2009	$–	$23,570	$14,394	$(4,355)	$(8,484)	$86	$25,211

*	Total comprehensive earnings / (losses) were $1,197 million for the quarter ended and $3,981 million for the nine months ended September 30, 2009, as compared to $531 million for the quarter ended and $2,543 million for the nine months ended September 30, 2008. Comprehensive earnings / (losses) attributable to Kraft Foods were $1,192 million for the quarter ended and $3,950 million for the nine months ended September 30, 2009, as compared to $531 million for the quarter ended and $2,536 million for the nine months ended September 30, 2008.

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions of dollars)

(Unaudited)

	For the Nine Months Ended September 30,
	2009	2008

CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES
Net earnings	$2,317	$2,713
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	659	752
Stock-based compensation expense	123	135
Deferred income tax provision / (benefit)	127	(77)
Losses on divestitures, net	17	93
Gain on discontinued operations (Note 2)	–	(849)
Asset impairment and exit costs, net of cash paid	9	167
Other non-cash expense, net	189	75
Change in assets and liabilities, excluding the effects of acquisitions and divestitures:
Receivables, net	410	373
Inventories, net	(27)	(814)
Accounts payable	(351)	(216)
Other current assets	233	(134)
Other current liabilities	(363)	283
Change in pension and postretirement assets and liabilities, net	(74)	28

Net cash provided by operating activities	3,269	2,529

CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES
Capital expenditures	(749)	(901)
Acquisitions, net of cash received	–	(99)
Proceeds from divestitures	6	38
Other	43	38

Net cash used in investing activities	(700)	(924)

CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES
Net issuance / (repayment) of short-term borrowings	461	(5,834)
Long-term debt proceeds	2	6,477
Long-term debt repaid	(215)	(65)
Repurchase of Common Stock	–	(777)
Dividends paid	(1,284)	(1,236)
Other	75	32

Net cash used in financing activities	(961)	(1,403)

Effect of exchange rate changes on cash and cash equivalents	144	(32)

Cash and cash equivalents:
Increase	1,752	170
Balance at beginning of period	1,244	567

Balance at end of period	$2,996	$737

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

You should read these statements in conjunction with our revised consolidated financial statements and related notes for the year ended December 31, 2008 in the Form 8-K we filed with the SEC on November 3, 2009.

Inventories:

Effective January 1, 2009, we changed our method of valuing our U.S. inventories to the average cost method. In prior years, principally all U.S. inventories were valued using the last-in, first-out (“LIFO”) method. With this change, we value all of our inventories using the average cost method. We used the LIFO method to determine the cost of 35% of inventories at December 31, 2008. We believe that the average cost method of accounting for U.S. inventories is preferable and will improve financial reporting by better matching revenues and expenses to current costs, by better aligning our external reporting with our competitors, and by aligning our external reporting with our tax basis of accounting. We revised prior years’ financial statements to conform to the change in accounting policy.

The following line items within the statements of earnings were affected by the change in accounting policy:

	For the Three Months Ended September 30, 2009
	As Computed under LIFO	As Reported under Average Cost	Favorable / (Unfavorable)
	(in millions, except per share data)

Cost of sales	$6,253	$6,262	$(9)
Provision for income taxes	273	270	3
Earnings from continuing operations	832	826	(6)
Net earnings attributable to Kraft Foods	830	824	(6)

Basic earnings per share attributable to Kraft Foods:
Continuing operations	$0.56	$0.56	$–
Discontinued operations	–	–	–

Net earnings attributable to Kraft Foods	$0.56	$0.56	$–

Diluted earnings per share attributable to Kraft Foods:
Continuing operations	$0.56	$0.55	$(0.01)
Discontinued operations	–	–	–

Net earnings attributable to Kraft Foods	$0.56	$0.55	$(0.01)

	For the Three Months Ended September 30, 2008
	As Computed under LIFO	As Reported under Average Cost	Favorable / (Unfavorable)
	(in millions, except per share data)

Cost of sales	$7,079	$7,096	$(17)
Provision for income taxes	192	205	(13)
Earnings from continuing operations	550	520	(30)
Earnings and gain from discontinued operations, net of income taxes	852	845	(7)
Net earnings attributable to Kraft Foods	1,399	1,362	(37)

Basic earnings per share attributable to Kraft Foods:
Continuing operations	$0.37	$0.34	$(0.03)
Discontinued operations	0.57	0.57	–

Net earnings attributable to Kraft Foods	$0.94	$0.91	$(0.03)

Diluted earnings per share attributable to Kraft Foods:
Continuing operations	$0.36	$0.34	$(0.02)
Discontinued operations	0.57	0.57	–

Net earnings attributable to Kraft Foods	$0.93	$0.91	$(0.02)

	For the Nine Months Ended September 30, 2009
	As Computed under LIFO	As Reported under Average Cost	Favorable / (Unfavorable)
	(in millions, except per share data)

Cost of sales	$18,826	$18,890	$(64)
Provision for income taxes	1,009	986	23
Earnings from continuing operations	2,358	2,317	(41)
Net earnings attributable to Kraft Foods	2,352	2,311	(41)

Basic earnings per share attributable to Kraft Foods:
Continuing operations	$1.59	$1.56	$(0.03)
Discontinued operations	–	–	–

Net earnings attributable to Kraft Foods	$1.59	$1.56	$(0.03)

Diluted earnings per share attributable to Kraft Foods:
Continuing operations	$1.58	$1.56	$(0.02)
Discontinued operations	–	–	–

Net earnings attributable to Kraft Foods	$1.58	$1.56	$(0.02)

	For the Nine Months Ended September 30, 2008
	As Computed	As Reported under	Favorable /
	under LIFO	Average Cost	(Unfavorable)
	(in millions, except per share data)

Cost of sales	$20,769	$20,777	$(8)
Provision for income taxes	818	834	(16)
Earnings from continuing operations	1,769	1,745	(24)
Earnings and gain from discontinued operations, net of income taxes	975	968	(7)
Net earnings attributable to Kraft Foods	2,737	2,706	(31)

Basic earnings per share attributable to Kraft Foods:
Continuing operations	$1.16	$1.15	$(0.01)
Discontinued operations	0.65	0.63	(0.02)

Net earnings attributable to Kraft Foods	$1.81	$1.78	$(0.03)

Diluted earnings per share attributable to Kraft Foods:
Continuing operations	$1.15	$1.14	$(0.01)
Discontinued operations	0.64	0.63	(0.01)

Net earnings attributable to Kraft Foods	$1.79	$1.77	$(0.02)

The following line items within the balance sheets were affected by the change in accounting policy:
	September 30, 2009
	As Computed under LIFO	As Reported under Average Cost	Favorable / (Unfavorable)
	(in millions)

Inventories, net	$3,985	$4,073	$(88)
Deferred income tax asset	688	654	34
Retained earnings	14,340	14,394	54

	December 31, 2008
	As Computed under LIFO	As Reported under Average Cost	Favorable / (Unfavorable)
	(in millions)

Inventories, net	$3,729	$3,881	$(152)
Deferred income tax asset	861	804	57
Retained earnings	13,345	13,440	95

As a result of the accounting change, retained earnings as of January 1, 2008, increased from $12,209 million, as computed using the LIFO method, to $12,321 million using the average cost method.

There was no impact to net cash provided by operating activities as a result of this change in accounting policy.

Excise Taxes:

Effective January 1, 2009, we changed our classification of certain excise taxes to a net presentation within cost of sales. In prior years, excise taxes were classified gross within net revenues and cost of sales. With this change, we report all of our excise and similar taxes using the net presentation method. We made this change to better align our net revenues between various countries and to provide better clarity to net revenues and margins. We revised prior years’ financial statements to conform to this change. As a result, we removed $61 million for the three months and $183 million for the nine months ended September 30, 2008 from net revenues, and netted the amounts within cost of sales. If we had not made this change, during the three months ended September 30, 2009, net revenues of $9,803 million would have been $9,859 million, and cost of sales of $6,262 million would have been $6,318 million; and during the nine months ended September 30, 2009, net revenues of $29,361 million would have been $29,513 million, and cost of sales of $18,890 million would have been $19,042 million. This change did not have a material impact on our net revenues or cost of sales.

Reclassification:

Effective January 1, 2009, we changed our cost assignment methodology for headquarter functional costs across our operating structure. As a result, we reclassified $44 million for the three months and $139 million for the nine months ended September 30, 2008 from marketing, administration and research costs to cost of sales. This change did not have an impact on net earnings.

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

We use derivative instruments, including interest rate swaps that have indices related to the pricing of specific liabilities as part of our interest rate risk management strategy. As a matter of policy, we do not use highly leveraged derivative instruments for interest rate risk management. We use interest rate swaps to economically convert a portion of our nonprepayable fixed-rate debt into variable rate debt. Under the interest rate swap contracts, we agree with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts, which is calculated based on an agreed-upon notional amount. We also use interest rate swaps to hedge the variability of interest payment cash flows on a portion of our future debt obligations. Substantially all of these derivative instruments are highly effective and qualify for hedge accounting treatment.

For those derivative instruments that are highly effective and qualify for hedge accounting treatment, we either record the impacts in current period earnings or defer the effective portion of unrealized gains and losses as a component of accumulated other comprehensive earnings / (losses), depending on whether the hedging relationship satisfies the criteria for a fair value or cash flow hedge. For fair value hedges, we record both (i) the gains or losses on interest rate swaps and (ii) the corresponding changes in fair value of the hedged long-term debt directly as a component of interest and other expense, net. For cash flow hedges, we recognize the deferred portion as a component of interest and other expense, net when we incur the interest expense. The ineffective portion is directly recorded as a component of interest and other expense, net. For the derivative instruments that we consider economic hedges but do not designate for hedge accounting treatment, we recognize gains and losses directly as a component of interest and other expense, net.

Refer to our revised consolidated financial statements for the year ended December 31, 2008 for information on all other types of financial instruments we use to hedge exposures.

New Accounting Pronouncements:

In September 2006, new guidance was issued on fair value measurements. The guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The effective date of the guidance for items recognized or disclosed at fair value on an annual or more frequently recurring basis was January 1, 2008. The effective date of the guidance for all other nonfinancial assets and liabilities was January 1, 2009. As such, we partially adopted the guidance effective January 1, 2008. The partial adoption of this guidance did not have a material impact on our financial statements. We adopted the remaining provisions effective January 1, 2009. This adoption affects the way that we calculate fair value for our annual impairment review of goodwill and non-amortizable intangible assets, and when conditions exist that require us to calculate the fair value of long-lived assets; however, this adoption did not have a material impact on our financial statements.

In December 2007, new guidance was issued on business combinations. We adopted the guidance effective January 1, 2009. The guidance requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose all information needed by investors to understand the nature and financial effect of the business combination. The adoption of this guidance did not have a material impact on our financial statements.

In December 2007, new guidance was also issued on noncontrolling interests in consolidated financial statements. We adopted the guidance effective January 1, 2009. The guidance requires us to classify noncontrolling interests in subsidiaries as a separate component of equity instead of within other liabilities. Additionally, transactions between an entity and noncontrolling interests must be treated as equity transactions. Therefore, they no longer are removed from net income, but rather are accounted for as equity. The adoption of this guidance did not have a material impact on our financial statements.

In March 2008, new guidance was issued on required disclosures for derivative instruments and hedging activities. We adopted the guidance effective January 1, 2009. The guidance requires enhanced disclosures about (i) how and why we use derivative instruments, (ii) how we account for derivative instruments and related hedged items, and (iii) how derivative instruments and related hedged items affect our financial results. The adoption of this guidance did not have an impact on our financial statements.

In June 2008, new guidance was issued to assist in determining whether instruments granted in share-based payment transactions are participating securities. We adopted the guidance effective January 1, 2009. The guidance considers unvested share-based payment awards with the right to receive nonforfeitable dividends or their equivalents participating securities that should be included in the calculation of EPS under the two-class method. Accordingly, our restricted and deferred stock awards are now considered participating units in our calculation of EPS. The adoption of this guidance did not have a material impact on our financial statements.

In December 2008, new guidance was issued on employers’ disclosures for postretirement benefit plan assets, which is effective for fiscal years ending after December 15, 2009. The literature provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. We do not expect our adoption of this guidance to have a material impact on our financial statements.

In May 2009, new guidance was issued on subsequent events that requires management to evaluate subsequent events through the date the financial statements are either issued or available to be issued, depending on the company’s expectation of whether it will widely distribute its financial statements to its shareholders and other financial statement users. Companies are required to disclose the date through which subsequent events have been evaluated. We adopted the guidance effective June 30, 2009.

Note 2.  Divestitures:

Post Cereals Split-off:

On August 4, 2008, we completed the split-off of the Post cereals business into Ralcorp Holdings, Inc., after an exchange with our shareholders. Accordingly, the prior period results of the Post cereals business were reflected as discontinued operations on the condensed consolidated statement of earnings.

Summary results of operations for the Post cereals business for the three and nine months ended September 30, 2008 were as follows:

	For the Three Months Ended September 30, 2008	For the Nine Months Ended September 30, 2008
	(in millions; as revised)

Net revenues	$90	$666

(Loss) / earnings before income taxes	(7)	189
Benefit / (provision) for income taxes	3	(70)
Gain on discontinued operations, net of income taxes	849	849

Earnings and gain from discontinued operations, net of income taxes	$845	$968

During the fourth quarter of 2008, we increased our gain on discontinued operations by $77 million to correct for a deferred tax liability related to the split-off of the Post cereals business. As such, our gain from the split-off of the Post cereal business was $926 million. Refer to our revised consolidated financial statements for the year ended December 31, 2008 for further details of this transaction.

Other Divestitures:

In September 2009, we reached an agreement to divest a snack bars operation in the U.S. The transaction is subject to customary closing conditions, including regulatory approvals, and we expect it to close in the fourth quarter of 2009 at a small gain.

For the nine months ended September 30, 2009, we received $6 million in proceeds and recorded pre-tax losses of $17 million on the divestitures of a juice operation in Brazil and a plant in Spain.

Note 3.  Inventories:

Inventories at September 30, 2009 and December 31, 2008 were:

	September 30, 2009	December 31, 2008
	(in millions; 2008 revised)

Raw materials	$1,587	$1,568
Finished product	2,486	2,313

Inventories, net	$4,073	$3,881

Refer to Note 1, Summary of Significant Accounting Policies, for information on the change in our valuation method for U.S. inventories to the average cost method.

Note 4.  Goodwill and Intangible Assets:

Goodwill by reportable segment was:

	September 30, 2009	December 31, 2008
	(in millions; 2008 revised)

Kraft Foods North America:
U.S. Beverages	$1,290	$1,290
U.S. Cheese	3,000	3,000
U.S. Convenient Meals	1,460	1,460
U.S. Grocery	3,046	3,046
U.S. Snacks	6,965	6,965
Canada & N.A. Foodservice	2,336	2,306
Kraft Foods Europe (1)	6,626	5,893
Kraft Foods Developing Markets	3,894	3,621

Total goodwill	$28,617	$27,581

(1) This segment was formerly known as European Union.

As discussed in Note 14, Segment Reporting, we implemented changes to our operating structure in 2009. As a result of these changes, we aligned the reporting of our Central Europe operations into our Kraft Foods Developing Markets segment and moved $1,534 million of goodwill from Kraft Foods Europe to Kraft Foods Developing Markets as of January 1, 2009. We revised prior period segment results in a consistent manner.

Intangible assets were:

	September 30, 2009	December 31, 2008
	(in millions)

Non-amortizable intangible assets	$13,145	$12,758
Amortizable intangible assets	273	254

	13,418	13,012
Accumulated amortization	(99)	(86)

Intangible assets, net	$13,319	$12,926

Non-amortizable intangible assets consist substantially of brand names purchased through our acquisitions of Nabisco Holdings Corp., the global LU biscuit business of Groupe Danone S.A. and the Spanish and Portuguese operations of United Biscuits. Amortizable intangible assets consist primarily of trademark licenses, customer-related intangibles and non-compete agreements.

The movements in goodwill and intangible assets were:

		Intangible
	Goodwill	Assets, at Cost
	(in millions)

Balance at December 31, 2008	$27,581	$13,012
Changes due to:
Foreign currency	1,036	411
Other	–	(5)

Balance at September 30, 2009	$28,617	$13,418

Amortization expense for intangible assets was $6 million for the three months and $15 million for the nine months ended September 30, 2009. We currently estimate amortization expense for each of the next five years to be approximately $21 million or less.

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

In the second quarter of 2009, we sold a plant in Spain that we previously announced we would close under our Restructuring Program. Accordingly, we reversed $35 million in Restructuring Program charges, primarily related to severance, and recorded a $17 million loss on the divestiture of the plant in the second quarter of 2009. The reversal of the Restructuring Program costs, which affected the segment operating income of the Kraft Foods Europe segment, was recorded within asset impairment and exit costs. Since the inception of the Restructuring Program, we have paid cash for $1.6 billion of the $2.0 billion in expected cash payments, including $123 million paid in the first nine months of 2009. At September 30, 2009, we had an accrual of $366 million, and we had eliminated approximately 16,500 positions under the Restructuring Program.

Restructuring liability activity for the nine months ended September 30, 2009 was:

	Severance	Other	Total
	(in millions)

Liability balance, January 1, 2009	$444	$45	$489
Reversal of charges	(32)	(3)	(35)
Cash spent	(117)	(6)	(123)
Currency	36	(1)	35

Liability balance, September 30, 2009	$331	$35	$366

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

Note 6.  Debt:

On September 3, 2009, we redeemed our November 2011, 7% $200 million debenture at par value. Upon redemption, we recorded a loss of $14 million within interest and other expense, net which represented the write-off of the remaining discount.

Note 7.  Accumulated Other Comprehensive Losses:

The components of accumulated other comprehensive earnings / (losses) were:

	Currency		Derivatives
	Translation	Pension and	Accounted for
	Adjustments	Other Benefits	as Hedges	Total
	(in millions)

Balances at December 31, 2008	$(2,399)	$(3,572)	$(23)	$(5,994)
Other comprehensive earnings / (losses), net of income taxes:
Currency translation adjustments	1,598	(116)	–	1,482
Amortization of experience losses and prior service costs	–	96	–	96
Settlement losses	–	50	–	50
Net actuarial loss arising during period	–	(12)	–	(12)
Change in fair value of cash flow hedges	–	–	23	23

Total other comprehensive earnings				1,639

Balances at September 30, 2009	$(801)	$(3,554)	$–	$(4,355)

Note 8.  Stock Plans:

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

We also issued 0.2 million off-cycle shares of restricted and deferred stock during the first nine months of 2009. The weighted-average market value per restricted or deferred share was $25.45 on the date of grant. In aggregate, we issued 5.7 million restricted and deferred shares during the first nine months of 2009, including those issued as part of our long-term incentive plan.

During the first nine months of 2009, 5.4 million shares of restricted and deferred stock vested at a market value of $136 million. There were 4.0 million stock options exercised during the first nine months of 2009 with a total intrinsic value of $44 million.

Note 9.  Benefit Plans:

Pension Plans

Components of Net Periodic Pension Cost:

Net periodic pension cost consisted of the following for the three and nine months ended September 30, 2009 and 2008:

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2009	2008	2009	2008
	(in millions)

Service cost	$36	$37	$15	$23
Interest cost	92	93	54	56
Expected return on plan assets	(122)	(131)	(60)	(73)
Amortization:
Net loss from experience differences	41	21	6	7
Prior service cost	2	2	1	2
Settlement losses	15	20	–	1

Net periodic pension cost	$64	$42	$16	$16

	U.S. Plans		Non-U.S. Plans
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)

Service cost	$114	$112	$45	$70
Interest cost	276	279	156	169
Expected return on plan assets	(364)	(394)	(175)	(219)
Amortization:
Net loss from experience differences	120	64	17	22
Prior service cost	5	5	4	6
Settlement losses	81	41	–	1

Net periodic pension cost	$232	$107	$47	$49

The following costs are included within settlement losses above. Severance payments from our cost savings initiatives and retired employees who elected lump-sum payments resulted in settlement losses for our U.S. plans of $15 million for the three months and $81 million for the nine months ended September 30, 2009, and $20 million for the three months and $41 million for the nine months ended September 30, 2008. Our non-U.S. plans also incurred a $1 million curtailment charge in the third quarter of 2008 related to the split-off of the Post cereals business.

Employer Contributions:

We make contributions to our U.S. and non-U.S. pension plans, primarily to the extent that they are tax deductible and do not generate an excise tax liability. During the first nine months of 2009, we contributed $225 million to our U.S. plans (including a $200 million contribution made on May 1, 2009) and $124 million to our non-U.S. plans. Based on current tax law, we plan to make further contributions of approximately $15 million to our U.S. plans and approximately $45 million to our non-U.S. plans during the remainder of 2009. However, our actual contributions may differ due to many factors, including changes in tax and other benefit laws, or significant differences between expected and actual pension asset performance or interest rates.

Postretirement Benefit Plans

Net postretirement health care costs consisted of the following for the three and nine months ended September 30, 2009 and 2008:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)

Service cost	$7	$11	$26	$33
Interest cost	43	46	130	137
Amortization:
Net loss from experience differences	11	14	33	42
Prior service credit	(8)	(7)	(24)	(21)

Net postretirement health care costs	$53	$64	$165	$191

Postemployment Benefit Plans
Net postemployment costs consisted of the following for the three and nine months ended September 30, 2009 and 2008:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)

Service cost	$2	$1	$6	$3
Interest cost	3	2	6	5
Amortization of net (gains) / losses	(1)	–	2	(1)
Other (credits) / costs	–	22	(7)	145

Net postemployment costs	$4	$25	$7	$152

The following costs are included within other (credits) / costs above. We incurred severance charges of $25 million during the second quarter of 2009 related to our Kraft Foods Europe Reorganization. We also reversed $32 million in severance charges in the second quarter of 2009 related to our Restructuring Program as we sold a plant in Spain that we previously announced we would close under the program. Additionally, the postemployment cost of workforce reduction initiatives announced under the Restructuring Program was $22 million during the three months and $145 million during the nine months ended September 30, 2008.

Note 10.  Financial Instruments:

Fair Value of Derivative Instruments:

The fair values of derivative instruments recorded in the condensed consolidated balance sheet as of September 30, 2009 were:

	September 30, 2009
	Asset Derivatives	Liability Derivatives
	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts	$7	$239
Commodity contracts	12	64
Interest rate contracts	29	–

	$48	$303

Derivatives not designated as hedging instruments:
Foreign exchange contracts	$1	$4
Commodity contracts	83	134

	$84	$138

Total fair value	$132	$441

We include the fair value of our asset derivatives within other current assets and the fair value of our liability derivatives within other current liabilities.

The fair values (asset / (liability)) of our derivative instruments at September 30, 2009 were determined using:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)

Foreign exchange contracts	$(235)	$–	$(235)	$–
Commodity contracts	(103)	(106)	3	–
Interest rate contracts	29	–	29	–

Total derivatives	$(309)	$(106)	$(203)	$–

Cash Flow Hedges: Cash flow hedges affected accumulated other comprehensive earnings / (losses), net of income taxes, as follows:
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)

Accumulated gain / (loss) at beginning of period	$29	$48	$(23)	$27
Transfer of realized (gains) / losses in fair value to earnings	(2)	(2)	87	(4)
Unrealized loss in fair value	(27)	(30)	(64)	(7)

Accumulated gain at September 30	$–	$16	$–	$16

The effect of cash flow hedges for the three and nine months ended September 30, 2009 was:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009		September 30, 2009
	Gain / (Loss) Recognized in OCI	(Gain) / Loss Reclassified from AOCI into Earnings	Gain / (Loss) Recognized in OCI	(Gain) / Loss Reclassified from AOCI into Earnings
	(in millions)

Foreign exchange contracts – intercompany loans	$4	$–	$5	$–
Foreign exchange contracts – forecasted transactions	(13)	(11)	(36)	(39)
Commodity contracts	(11)	9	(47)	126
Interest rate contracts	(7)	–	14	–

Total	$(27)	$(2)	$(64)	$87

	Gain /(Loss) on Ineffectiveness Recognized in Earnings		Gain / (Loss) on Amount Excluded from Effectiveness Testing Recognized in Earnings
	For the Three Months Ended September 30, 2009	For the Nine Months Ended September 30, 2009	For the Three Months Ended September 30, 2009	For the Nine Months Ended September 30, 2009
	(in millions)

Foreign exchange contracts – intercompany loans	$–	$–	$–	$–
Foreign exchange contracts – forecasted transactions	–	–	–	–
Commodity contracts	–	2	1	1
Interest rate contracts	–	–	–	–

Total	$–	$2	$1	$1

We record (i) the gain or loss reclassified from accumulated other comprehensive earnings / (losses) into earnings, (ii) the gain or loss on ineffectiveness, and (iii) the gain or loss on the amount excluded from effectiveness testing in:

•	cost of sales for commodity contracts;
•	cost of sales or marketing, administration and research costs for foreign exchange contracts related to forecasted transactions, depending on the type of transaction; and
•	interest and other expense, net for interest rate contracts and foreign exchange contracts related to intercompany loans.

We expect to transfer unrealized losses of $35 million (net of taxes) for commodity cash flow hedges and unrealized gains of $3 million (net of taxes) for foreign currency cash flow hedges to earnings during the next 12 months. As of September 30, 2009, we had hedged forecasted:

•	commodity transactions for periods not exceeding the next 15 months;
•	interest rate transactions for periods not exceeding the next 145 months; and
•

foreign currency transactions for periods not exceeding the next 27 months, and excluding intercompany loans, we had hedged forecasted foreign currency transactions for periods not exceeding the next 9 months.

Fair Value Hedges:

The effect of fair value hedges for the three and nine months ended September 30, 2009 was:

	For the Three Months Ended September 30, 2009		For the Nine Months Ended September 30, 2009
	Gain / (Loss) Recognized in Income on Derivatives	Gain / (Loss) Recognized in Income on Borrowings	Gain / (Loss) Recognized in Income on Derivatives	Gain / (Loss) Recognized in Income on Borrowings
	(in millions)

Interest rate contracts	$8	$(8)	$7	$(7)

We include the gain or loss on hedged long-term debt and the offsetting loss or gain on the related interest rate swap in interest and other expense, net.

Hedges of Net Investments in Foreign Operations:
The effect of hedges of net investments in foreign operations for the three and nine months ended September 30, 2009 was:

	Gain / (Loss) Recognized in OCI
	For the Three Months Ended September 30, 2009	For the Nine Months Ended September 30, 2009	Location of Gain / (Loss) Recorded in AOCI
	(in millions)

			Currency Translation
Euro notes	$(110)	$(122)	Adjustment

Economic Hedges:
The effect of economic hedges, derivatives that are not designated as hedging instruments, for the three and nine months ended September 30, 2009 was:

	Gain / (Loss) Recognized in Earnings
	For the Three Months Ended September 30, 2009	For the Nine Months Ended September 30, 2009	Location of Gain / (Loss) Recognized in Earnings
	(in millions)
Foreign exchange contracts – intercompany loans and forecasted interest payments	$(4)	$(12)	Interest expense
Foreign exchange contracts – forecasted transactions	(2)	(8)	Cost of sales
Commodity contracts	(7)	9	Cost of sales

Total	$(13)	$(11)

For commodity contracts not designated as hedging instruments, we recognized net losses of approximately $128 million during the three months and net gains of approximately $149 million during the nine months ended September 30, 2008, directly as a component of cost of sales. See our revised consolidated financial statements for the year ended December 31, 2008 for additional information on our purpose for entering into derivatives not designated as hedging instruments and our overall risk management strategies.

Volume:

As of September 30, 2009, we had the following outstanding hedges:

Notional Amount
(in millions)
Foreign exchange contracts – intercompany loans	$2,238
Foreign exchange contracts – forecasted transactions	642
Commodity contracts	1,820
Interest rate contracts	1,150
Net investment hedge – euro notes	4,172

Note 11.  Commitments and Contingencies:

Legal Proceedings:

We are involved, from time to time, in legal proceedings, claims, and governmental inspections or investigations, arising in the ordinary course of our business. While we cannot predict with certainty the results of these matters, we do not expect that the ultimate costs to resolve these matters will have a material effect on our financial results.

Third-Party Guarantees:

We have third-party guarantees primarily covering the long-term obligations of our vendors. As part of those transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At September 30, 2009, the carrying amount of our third-party guarantees on our condensed consolidated balance sheet and the maximum potential payment under these guarantees was $30 million. Substantially all of these guarantees expire at various times through 2018.

Note 12.  Income Taxes:

As of January 1, 2009, our unrecognized tax benefits were $807 million. If we had recognized all of these benefits, the net impact on our income tax provision would have been $612 million. During the nine months ended September 30, 2009, we recognized $173 million of previously unrecognized tax benefits due to an agreement we reached with the IRS on specific matters, settlements with various foreign and state tax authorities, and the expiration of the statute of limitations in various jurisdictions. In addition, unrecognized tax benefits increased $110 million during the nine months ended September 30, 2009 for additions based on current year tax positions, prior year tax positions and adjustments for currency. As a result, our net unrecognized tax benefits decreased $63 million during the nine months ended September 30, 2009. We expect that the amount of unrecognized tax benefits will decrease by $60 million during the next 12 months due to various audit settlements and the expiration of statutes of limitations. We include accrued interest and penalties related to uncertain tax positions in our tax provision. As of January 1, 2009, we had $239 million of accrued interest and penalties. The decrease in accrued interest and penalties during the nine months ended September 30, 2009 was $53 million.

We are regularly examined by various federal, state and foreign tax authorities. The U.S. federal statute of limitations remains open for the year 2000 and onward. Years 2000 through 2003 are currently under examination by the IRS, and during the third quarter of 2009, we reached an agreement with the IRS on specific matters relating to those tax years. We expect the years under audit by the IRS to close during 2010. We are also currently under examination by taxing authorities in various U.S. state and foreign jurisdictions. U.S. state and foreign jurisdictions have statutes of limitations generally ranging from three to five years. Years still open to examination by foreign tax authorities in major jurisdictions include Germany (1999 onward), Brazil (2002 onward), Canada (2003 onward), Spain (2002 onward) and France (2006 onward).

Note 13.  Earnings Per Share:

Basic and diluted EPS were calculated using the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions, except per share data; 2008 revised)

Earnings from continuing operations	$826	$520	$2,317	$1,745
Earnings and gain from discontinued operations, net of income taxes	–	845	–	968

Net earnings	826	1,365	2,317	2,713

Noncontrolling interest	2	3	6	7

Net earnings attributable to Kraft Foods	$824	$1,362	$2,311	$2,706

Weighted-average shares for basic EPS	1,479	1,493	1,477	1,516
Plus incremental shares from assumed conversions of stock options and long-term incentive plan shares	8	10	8	11

Weighted-average shares for diluted EPS	1,487	1,503	1,485	1,527

Basic earnings per share attributable to Kraft Foods:
Continuing operations	$0.56	$0.34	$1.56	$1.15
Discontinued operations	–	0.57	–	0.63

Net earnings attributable to Kraft Foods	$0.56	$0.91	$1.56	$1.78

Diluted earnings per share attributable to Kraft Foods:
Continuing operations	$0.55	$0.34	$1.56	$1.14
Discontinued operations	–	0.57	–	0.63

Net earnings attributable to Kraft Foods	$0.55	$0.91	$1.56	$1.77

We exclude antidilutive Kraft Foods stock options from our calculation of weighted-average shares for diluted EPS. We excluded 23.2 million antidilutive options for the three months and 23.3 million antidilutive options for the nine months ended September 30, 2009, and we excluded 0.3 million antidilutive options for the three months and 0.6 million antidilutive options for the nine months ended September 30, 2008.

Note 14.  Segment Reporting:

Effective January 2009, we began implementing changes to our operating structure based on our Organizing For Growth initiative and the Kraft Foods Europe Reorganization. In line with our strategies, we are reorganizing our European operations to function on a pan-European centralized category management and value chain model, and we changed how we work in Europe in two key ways:

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

Segment data were:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in millions; 2008 revised)
Net revenues:
Kraft Foods North America:
U.S. Beverages	$754	$743	$2,373	$2,304
U.S. Cheese	824	919	2,605	2,848
U.S. Convenient Meals	1,135	1,081	3,418	3,202
U.S. Grocery	778	802	2,569	2,506
U.S. Snacks	1,232	1,274	3,717	3,736
Canada & N.A. Foodservice	1,055	1,109	2,989	3,279
Kraft Foods Europe	2,070	2,338	6,081	7,239
Kraft Foods Developing Markets	1,955	2,135	5,609	6,137

Net revenues	$9,803	$10,401	$29,361	$31,251

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in millions; 2008 revised)
Earnings from continuing operations before income taxes:
Operating income:
Segment Operating Income:
Kraft Foods North America:
U.S. Beverages	$133	$83	$443	$363
U.S. Cheese	166	148	463	373
U.S. Convenient Meals	127	79	409	275
U.S. Grocery	258	236	859	781
U.S. Snacks	196	190	530	532
Canada & N.A. Foodservice	156	153	386	391
Kraft Foods Europe	211	115	565	348
Kraft Foods Developing Markets	285	279	745	715
Unrealized gains / (losses) on hedging activities	19	(141)	140	(38)
Certain U.S. pension plan costs	(27)	–	(121)	–
General corporate expenses	(99)	(112)	(186)	(209)
Amortization of intangibles	(6)	(7)	(15)	(18)

Operating income	1,419	1,023	4,218	3,513
Interest and other expense, net	323	298	915	934

Earnings from continuing operations before income taxes	$1,096	$725	$3,303	$2,579

Asset Impairment Charges – In the second quarter of 2009, we recorded a $9 million asset impairment charge to write-off an investment in Norway. The charge was recorded within asset impairment and exit costs within the segment operating income of Kraft Foods Europe.

Unrealized Gains / (Losses) on Hedging Activities – We recognized gains on the change in unrealized hedging positions of $19 million for the three months and $140 million for the nine months ended September 30, 2009, and losses of $141 million for the three months and $38 million for the nine months ended September 30, 2008.

Net revenues by consumer sector, which includes Kraft macaroni and cheese dinners in the Convenient Meals sector and the separation of Canada & N.A. Foodservice, and Kraft Foods Europe and Kraft Foods Developing Markets into sector components, were:

	For the Three Months Ended September 30, 2009
			Kraft Foods
	Kraft Foods	Kraft Foods	Developing
	North America	Europe	Markets	Total
	(in millions)

Snacks	$1,486	$1,077	$1,051	$3,614
Beverages	881	572	518	1,971
Cheese	1,174	244	216	1,634
Grocery	706	96	140	942
Convenient Meals	1,531	81	30	1,642

Total net revenues	$5,778	$2,070	$1,955	$9,803

	For the Three Months Ended September 30, 2008
	Kraft Foods North America	Kraft Foods Europe	Kraft Foods Developing Markets	Total
	(in millions; as revised)

Snacks	$1,525	$1,233	$1,205	$3,963
Beverages	871	629	547	2,047
Cheese	1,298	280	207	1,785
Grocery	748	106	149	1,003
Convenient Meals	1,486	90	27	1,603

Total net revenues	$5,928	$2,338	$2,135	$10,401

	For the Nine Months Ended September 30, 2009
	Kraft Foods North America	Kraft Foods Europe	Kraft Foods Developing Markets	Total
	(in millions)

Snacks	$4,379	$3,213	$3,043	$10,635
Beverages	2,727	1,676	1,476	5,879
Cheese	3,593	706	604	4,903
Grocery	2,408	271	400	3,079
Convenient Meals	4,564	215	86	4,865

Total net revenues	$17,671	$6,081	$5,609	$29,361

	For the Nine Months Ended September 30, 2008
	Kraft Foods North America	Kraft Foods Europe	Kraft Foods Developing Markets	Total
	(in millions; as revised)

Snacks	$4,414	$3,858	$3,466	$11,738
Beverages	2,688	1,943	1,564	6,195
Cheese	3,999	865	614	5,478
Grocery	2,450	307	416	3,173
Convenient Meals	4,324	266	77	4,667

Total net revenues	$17,875	$7,239	$6,137	$31,251

Note 15.  Subsequent Events:

On September 7, 2009, we disclosed that we approached the Board of Cadbury plc (“Cadbury”) with a proposal to combine the two companies. The Board of Cadbury has rejected this proposal. We remain interested in working toward a recommended transaction. We proposed an offer for Cadbury (the “Possible Offer”) of 300 pence in cash and 0.2589 new Kraft Foods shares per Cadbury share. This valued each Cadbury share at 745 pence (based on the closing price of $28.10 for a Kraft Foods share on September 4, 2009 and an exchange rate of 1.6346 $/£) and valued the entire issued share capital of Cadbury at £10.2 billion (approximately $16.7 billion). The combination would build on Kraft Foods’ position as a global powerhouse in snacks, confectionery and quick meals with a rich portfolio of iconic brands.

The Possible Offer contained several criteria, including our ability to obtain satisfactory financing, that we would maintain an investment-grade credit rating, and the right to change our offer at any time.

Pursuant to the U.K. City Code on Takeovers and Mergers, the U.K. Takeover Panel set a deadline of November 9, 2009 for us to formally make an offer for Cadbury, or walk away.

We evaluated subsequent events through November 3, 2009 and included all accounting and disclosure requirements related to subsequent events in our financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Description of the Company

We manufacture and market packaged food products, including snacks, beverages, cheese, convenient meals and various packaged grocery products. We have operations in more than 70 countries and sell our products in approximately 150 countries.

Executive Summary

This executive summary provides significant highlights of the Discussion and Analysis that follows.

•	Net revenues decreased 5.7% to $9.8 billion in the third quarter of 2009 and decreased 6.0% to $29.4 billion in the first nine months of 2009 as compared to the same periods in the prior year.

•	Diluted EPS decreased 39.6% to $0.55 in the third quarter of 2009 and decreased 11.9% to $1.56 in the first nine months of 2009 as compared to the same periods in the prior year.

•	Diluted EPS from continuing operations increased 61.8% in the third quarter of 2009 and increased 36.8% in the first nine months of 2009 as compared to the same periods in the prior year.

•

On August 4, 2008, we completed the split-off of the Post cereals business. Accordingly, the prior period results of the Post cereals business were reflected as discontinued operations on the condensed consolidated statement of earnings.

•

Our $5.0 billion share repurchase authority expired on March 30, 2009. Prior to the expiration, we repurchased 130.9 million shares for $4.3 billion under the program. We have not repurchased any shares in 2009.

Discussion and Analysis

Items Affecting Comparability of Financial Results

Divestitures

Post Cereals Split-off:

On August 4, 2008, we completed the split-off of the Post cereals business into Ralcorp Holdings, Inc., after an exchange with our shareholders. Accordingly, the prior period results of the Post cereals business were reflected as discontinued operations on the condensed consolidated statement of earnings.

Summary results of operations for the Post cereals business for the three and nine months ended September 30, 2008 were as follows:

	For the Three Months Ended September 30, 2008	For the Nine Months Ended September 30, 2008
	(in millions; as revised)

Net revenues	$90	$666

(Loss) / earnings before income taxes	(7)	189
Benefit / (provision) for income taxes	3	(70)
Gain on discontinued operations, net of income taxes	849	849

Earnings and gain from discontinued operations, net of income taxes	$845	$968

During the fourth quarter of 2008, we increased our gain on discontinued operations by $77 million to correct for a deferred tax liability related to the split-off of the Post cereals business. As such, our gain from the split-off of the Post cereal business was $926 million. Refer to our revised Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2008 in the Form 8-K we filed with the SEC on November 3, 2009 for further details of this transaction.

Other Divestitures:

In September 2009, we reached an agreement to divest a snack bars operation in the U.S. The transaction is subject to customary closing conditions, including regulatory approvals, and we expect it to close in the fourth quarter of 2009 at a small gain.

During the first nine months of 2009, we received $6 million in proceeds and recorded pre-tax losses of $17 million, or $0.01 per diluted share, on the divestitures of a juice operation in Brazil and a plant in Spain.

During the first nine months of 2008, we recorded pre-tax losses of $93 million, or $0.04 per diluted share, primarily related to the divestitures of several operations in Spain. In aggregate, we received $38 million in net proceeds from divestitures, which included $38 million of disbursements made for transaction fees related to the split-off of the Post cereals business. Separately, we divested a biscuit operation in Spain and a trademark in Hungary that we previously acquired as part of the acquisition of the global LU biscuit business of Groupe Danone S.A. (“LU Biscuit”). Accordingly, we reflected the impacts as adjustments to the purchase price allocations.

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

In the second quarter of 2009, we sold a plant in Spain that we previously announced we would close under our Restructuring Program. Accordingly, we reversed $35 million in Restructuring Program charges, primarily related to severance (resulting in a favorable impact to diluted EPS of $0.02), and recorded a $17 million loss on the divestiture of the plant (resulting in an unfavorable impact to diluted EPS of $0.01) in the second quarter of 2009. The reversal of the Restructuring Program costs, which affected the segment operating income of the Kraft Foods Europe segment, was recorded within asset impairment and exit costs. We incurred charges under the Restructuring Program of $90 million, or $0.04 per diluted share, during the three months and $309 million, or $0.14 per diluted share, during the nine months ended September 30, 2008. Since the inception of the Restructuring Program, we have paid cash for $1.6 billion of the $2.0 billion in expected cash payments, including $123 million paid in the first nine months of 2009. At September 30, 2009, we had an accrual of $366 million, and we had eliminated approximately 16,500 positions under the Restructuring Program.

Under the Restructuring Program, we recorded asset impairment and exit costs of $68 million during the three months and $251 million during nine months ended September 30, 2008. We recorded implementation costs of $22 million during the three months and $58 million during the nine months ended September 30, 2008 within cost of sales and marketing, administration and research costs. Implementation costs are directly attributable to exit costs; however, they do not qualify for treatment under guidance related to accounting for costs associated with exit or disposal activities. These costs primarily included the discontinuation of less profitable product lines, incremental expenses related to the closure of facilities, the Electronic Data Systems transition and the reorganization of our European operations. Management believes the disclosure of implementation charges provides readers of our financial statements greater transparency to the total costs of our Restructuring Program.

Asset Impairment Charges

In October 2008, we divested a Nordic and Baltic snacks operation. We recorded an asset impairment charge of $55 million, or $0.03 per diluted share, in the third quarter of 2008 in connection with the anticipated divestiture. This charge primarily included the write-off of associated goodwill of $34 million and property, plant and equipment of $16 million, and was recorded within asset impairment and exit costs.

Provision for Income Taxes

Our effective tax rate was 24.6% for the third quarter of 2009 and 29.9% for the first nine months of 2009. Our third quarter 2009 effective tax rate included net tax benefits of $143 million, primarily due to an agreement we reached with the IRS on specific matters, settlements with various foreign and state tax authorities, and the expiration of the statute of limitations in various jurisdictions. For the first nine months of 2009, our effective tax rate included net tax benefits of $205 million primarily due to an agreement we reached with the IRS on specific matters, settlements with various foreign and state tax authorities, and the expiration of the statute of limitations in various jurisdictions.

Our effective tax rate was 28.3% for the third quarter of 2008 and 32.3% for the first nine months of 2008. Our effective tax rate included net tax benefits of $23 million in the third quarter of 2008, primarily related to the impact of a return-to-provision adjustment and a reconciliation of our inventory of deferred tax items that resulted in a write-down of our net deferred tax liabilities. For the first nine months of 2008, our effective tax rate included net tax benefits of $102 million, primarily related to the tax impact from the divestitures of several operations in Spain, the resolution of state tax audits and the resolution of outstanding items in our international operations.

Consolidated Results of Operations

The following discussion compares our consolidated results of operations for the three months ended September 30, 2009 and 2008, and for the nine months ended September 30, 2009 and 2008.

Three Months Ended September 30:

	For the Three Months Ended September 30,
	2009	2008	$ change	% change
	(in millions, except per share data; 2008 revised)

Net revenues	$9,803	$10,401	$(598)	(5.7%)

Operating income	1,419	1,023	396	38.7%

Earnings from continuing operations	826	520	306	58.8%

Net earnings attributable to Kraft Foods	824	1,362	(538)	(39.5%)

Diluted earnings per share attributable to Kraft Foods	0.55	0.91	(0.36)	(39.6%)
Net Revenues – Net revenues decreased $598 million (5.7%) to $9,803 million in the third quarter of 2009, due to the following:
Change in net revenues (by percentage point)
Unfavorable foreign currency		(5.6)pp
Impact of divestitures		(0.6)pp
2008 favorable resolution of Brazilian value added tax claim		(0.2)pp
Favorable volume/mix		0.7pp

Total change in net revenues		(5.7)%

Unfavorable foreign currency decreased net revenues by $578 million, due primarily to the strength of the U.S. dollar against the euro, Ukrainian hryvnia, Russian ruble, Brazilian real, Canadian dollar, Polish zloty and British pound. The impact of divestitures and the absence of the 2008 favorable resolution of a Brazilian value added tax claim also had an unfavorable impact on revenues. The decrease in net revenues was partially offset by favorable volume/mix. The favorable volume/mix impact on revenues was driven by improved product mix across all reportable segments except U.S. Snacks, U.S. Cheese and Canada & N.A. Foodservice. This was partially offset by volume declines in Kraft Foods Developing Markets, U.S. Beverages, U.S. Grocery and Kraft Foods Europe, in part due to the discontinuation of less profitable product lines.

Operating Income – Operating income increased $396 million (38.7%) to $1,419 million in the third quarter of 2009, due to the following:

	Operating
	Income	Change
	(in millions)	(percentage point)

Operating Income for the Three Months Ended September 30, 2008 (as revised)	$1,023
Change in operating income
Lower input costs	213	17.2pp
Favorable volume/mix	89	7.2pp
Higher marketing, administration and research costs	(133)	(9.5)pp
Change in unrealized gains on hedging activities	160	12.9pp
Lower Restructuring Program costs	90	11.2pp
Lower asset impairment charges	55	6.0pp
Lower charges from certain legal matters	33	3.1pp
2008 favorable resolution of Brazilian value added tax claim	(21)	(1.7)pp
Unfavorable foreign currency	(96)	(7.9)pp
Other, net	6	0.2pp

Total change in operating income	396	38.7%

Operating Income for the Three Months Ended September 30, 2009	$1,419

Our input costs decreased during the quarter, driven by lower raw material costs (including higher net realized gains from certain commodity hedging activities), partially offset by higher manufacturing costs. Total marketing, administration and research costs, as recorded in the condensed consolidated statement of earnings, decreased $35 million from the third quarter of 2008, but excluding the impacts of divestitures, foreign currency, charges for certain legal matters and prior year Restructuring Program costs, increased $133 million over the third quarter of 2008, primarily due to further investments in our brands. We recognized gains of $19 million on the change in unrealized hedging positions in the third quarter of 2009, versus losses of $141 million in the third quarter of 2008. During the third quarter of 2009, we did not recognize any Restructuring Program charges, versus the $90 million in Restructuring Program charges recognized in the third quarter of 2008. We did not record any asset impairment charges in the third quarter of 2009, versus a $55 million asset impairment charge related to the divestiture of our Nordic and Baltic snacks operation that was recorded in the third quarter of 2008. During the third quarter of 2009, we recorded charges of $22 million for legal matters related to certain of our European operations, versus the $55 million in charges we recorded during the third quarter of 2008 for legal matters related to certain of our U.S. and European operations, including U.S. coffee operations. In addition, unfavorable foreign currency decreased operating income by $96 million, due primarily to the strength of the U.S. dollar against the euro, Russian ruble, Ukrainian hryvnia and Canadian dollar.

Net Earnings and Earnings per Share Attributable to Kraft Foods – Net earnings attributable to Kraft Foods of $824 million decreased by $538 million (39.5%) in the third quarter of 2009. Diluted EPS from continuing operations attributable to Kraft Foods were $0.55 in the third quarter of 2009, up 61.8% from $0.34 in the third quarter of 2008. Diluted EPS attributable to Kraft Foods were $0.55 in the third quarter of 2009, down 39.6% from $0.91 in the third quarter of 2008, due to the following:

			Net Earnings Attributable to Kraft Foods	Diluted EPS Attributable to Kraft Foods
			(in millions, except per share data)
Net Earnings Attributable to Kraft Foods for the Three Months Ended September 30, 2008 (as revised)			$1,362	$0.91
Change in net earnings attributable to Kraft Foods
Operating gains				0.08
Lower charges from certain legal matters				0.01
Change in unrealized gains on hedging activities				0.07
Lower Restructuring Program costs				0.04
Lower asset impairment charges				0.03
2008 favorable resolution of Brazilian value added tax claim				(0.01)
Unfavorable foreign currency				(0.04)
Higher interest and other expense, net				(0.01)
Other changes in taxes, including tax settlements				0.03

Change in net earnings from continuing operations				0.20

2008 gain on split-off of our Post cereals business				(0.57)

Change in net earnings from discontinued operations				(0.57)

Fewer shares outstanding				0.01

Total change in net earnings attributable to Kraft Foods			(538)	(0.36)

Net Earnings Attributable to Kraft Foods for the Three Months Ended September 30, 2009			$824	$0.55

Nine Months Ended September 30:
	For the Nine Months Ended September 30,
	2009	2008	$ change	% change
	(in millions, except per share data; 2008 revised)

Net revenues	$ 29,361	$ 31,251	$(1,890)	(6.0% )

Operating income	4,218	3,513	705	20.1%

Earnings from continuing operations	2,317	1,745	572	32.8%

Net earnings attributable to Kraft Foods	2,311	2,706	(395)	(14.6% )

Diluted earnings per share attributable to Kraft Foods	1.56	1.77	(0.21)	(11.9% )

Net Revenues – Net revenues decreased $1,890 million (6.0%) to $29,361 million in the first nine months of 2009, due to the following:

Change in net revenues (by percentage point)
Unfavorable foreign currency	(7.2)pp
Unfavorable volume/mix	(0.8)pp
Impact of divestitures	(0.7)pp
2008 favorable resolution of Brazilian value added tax claim	(0.2)pp
Higher net pricing	2.9pp

Total change in net revenues	(6.0)%

Unfavorable foreign currency decreased net revenues by $2,235 million, due primarily to the strength of the U.S. dollar against the euro, Canadian dollar, Brazilian real, Russian ruble, Ukrainian hryvnia, British pound and Polish zloty. The unfavorable volume/mix impact on revenues was driven by volume declines across all reportable segments, except U.S. Beverages and U.S. Convenient Meals, in part due to the discontinuation of less profitable product lines and by unfavorable mix in Kraft Foods North America. The impact of divestitures and the absence of the 2008 favorable resolution of a Brazilian value added tax claim also had an unfavorable impact on revenues. The decrease in net revenues was partially offset by higher input cost-driven pricing.

Operating Income – Operating income increased $705 million (20.1%) to $4,218 million in the first nine months of 2009, due to the following:

	Operating Income	Change
	(in millions)	(percentage point)
Operating Income for the Nine Months Ended September 30, 2008 (as revised)	$3,513
Change in operating income
Higher pricing	904	22.3pp
Favorable volume/mix	59	1.5pp
Higher input costs	(274)	(6.8)pp
Lower Restructuring Program costs	344	10.2pp
Change in unrealized gains on hedging activities	178	4.4pp
Lower losses on divestitures, net	76	2.7pp
Lower asset impairment charges	46	1.3pp
Lower charges from certain legal matters	26	0.7pp
2008 favorable resolution of Brazilian value added tax claim	(64)	(1.6)pp
Higher marketing, administration and research costs	(224)	(5.2)pp
Unfavorable foreign currency	(350)	(8.8)pp
Other, net	(16)	(0.6)pp

Total change in operating income	705	20.1%

Operating Income for the Nine Months Ended September 30, 2009	$4,218

Higher pricing more than offset our input cost increases during the first nine months of 2009, as we recovered some of our cumulative cost increases from prior years. The increase in input costs was driven by higher raw material costs (including higher net realized losses from certain commodity hedging activities) and higher manufacturing costs. During the first nine months of 2009, we reversed $35 million in Restructuring Program charges recorded in the prior year, versus the $309 million in Restructuring Program charges recognized in the first nine months of 2008. We recognized gains of $140 million on the change in unrealized hedging positions in the first nine months of 2009, versus losses of $38 million in the first nine months of 2008. We recorded $17 million of net losses on divestitures in the first nine months of 2009, versus $93 million of net losses on divestitures that were recorded in the first nine months of 2008. We recorded a $9 million asset impairment charge to write-off an investment in Norway in the first nine months of 2009, versus a $55 million asset impairment charge related to the divestiture of our Nordic and Baltic snacks operation that was recorded in the first nine months of 2008. During the first nine months of 2009, we recorded charges of $29 million for legal matters related to certain of our European operations, versus the $55 million in charges we recorded during the first nine months of 2008 for legal matters related to certain of our U.S. and European operations, including U.S. coffee operations. Total marketing, administration and research costs, as recorded in the condensed consolidated statement of earnings, decreased $297 million from the first nine months of 2008, but excluding the impacts of divestitures, foreign currency, charges for certain legal matters and prior year Restructuring Program costs, increased $224 million over the first nine months of 2008, primarily due to further investments in our brands. In addition, unfavorable foreign currency decreased operating income by $350 million, due primarily to the strength of the U.S. dollar against the euro, Canadian dollar, British pound, Brazilian real, Russian ruble, Korean won, Ukrainian hryvnia and Polish zloty.

Net Earnings and Earnings per Share Attributable to Kraft Foods – Net earnings attributable to Kraft Foods of $2,311 million decreased by $395 million (14.6%) in the first nine months of 2009. Diluted EPS from continuing operations attributable to Kraft Foods were $1.56 in the first nine months of 2009, up 36.8% from $1.14 in the first nine months of 2008. Diluted EPS attributable to Kraft Foods were $1.56 in the first nine months of 2009, down 11.9% from $1.77 in the first nine months of 2008, due to the following:

	Net Earnings Attributable to Kraft Foods	Diluted EPS Attributable to Kraft Foods
	(in millions, except per share data)

Net Earnings Attributable to Kraft Foods for the Nine Months Ended September 30, 2008 (as revised)	$2,706	$1.77
Change in net earnings attributable to Kraft Foods
Operating gains		0.18
Lower charges from certain legal matters		0.01
Lower Restructuring Program costs		0.16
Change in unrealized gains on hedging activities		0.08
Lower asset impairment charges		0.03
Lower losses on divestitures, net		0.03
2008 favorable resolution of Brazilian value added tax claim		(0.03)
Unfavorable foreign currency		(0.15)
Lower interest and other expense, net		0.01
Other changes in taxes, including tax settlements		0.06

Change in net earnings from continuing operations		0.38

2008 gain on the split-off of our Post cereals business		(0.56)
Decreased earnings from discontinued operations		(0.07)

Change in net earnings from discontinued operations		(0.63)

Fewer shares outstanding		0.04

Total change in net earnings attributable to Kraft Foods	(395)	(0.21)

Net Earnings Attributable to Kraft Foods for the Nine Months Ended September 30, 2009	$2,311	$1.56

Results of Operations by Reportable Segment

Effective January 2009, we began implementing changes to our operating structure based on our Organizing For Growth initiative and the Kraft Foods Europe Reorganization. In line with our strategies, we are reorganizing our European operations to function on a pan-European centralized category management and value chain model, and we changed how we work in Europe in two key ways:

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

The following discussion compares our operating results of each of our reportable segments for the three months ended September 30, 2009 and 2008, and for the nine months ended September 30, 2009 and 2008.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions; 2008 revised)
Net revenues:
Kraft Foods North America:
U.S. Beverages	$754	$743	$2,373	$2,304
U.S. Cheese	824	919	2,605	2,848
U.S. Convenient Meals	1,135	1,081	3,418	3,202
U.S. Grocery	778	802	2,569	2,506
U.S. Snacks	1,232	1,274	3,717	3,736
Canada & N.A. Foodservice	1,055	1,109	2,989	3,279
Kraft Foods Europe (1)	2,070	2,338	6,081	7,239
Kraft Foods Developing Markets	1,955	2,135	5,609	6,137

Net revenues	$9,803	$10,401	$29,361	$31,251

(1) This segment was formerly known as European Union.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions; 2008 revised)
Operating income:
Segment Operating Income:
Kraft Foods North America:
U.S. Beverages	$133	$83	$443	$363
U.S. Cheese	166	148	463	373
U.S. Convenient Meals	127	79	409	275
U.S. Grocery	258	236	859	781
U.S. Snacks	196	190	530	532
Canada & N.A. Foodservice	156	153	386	391
Kraft Foods Europe	211	115	565	348
Kraft Foods Developing Markets	285	279	745	715
Unrealized gains / (losses) on hedging activities	19	(141)	140	(38)
Certain U.S. pension plan costs	(27)	–	(121)	–
General corporate expenses	(99)	(112)	(186)	(209)
Amortization of intangibles	(6)	(7)	(15)	(18)

Operating income	$1,419	$1,023	$4,218	$3,513

As discussed in Note 14, Segment Reporting, our management uses segment operating income to evaluate segment performance and allocate resources. We believe it is appropriate to disclose this measure to help investors analyze segment performance and trends. Segment operating income excludes unrealized gains and losses on hedging activities (which are a component of cost of sales), certain components of our U.S. pension plan cost (which is a component of cost of sales and marketing, administration and research costs), general corporate expenses (which are a component of marketing, administration and research costs) and amortization of intangibles for all periods presented. In 2009, we began excluding certain components of our U.S. pension plan cost from segment operating income because we centrally manage pension plan funding decisions and the determination of discount rate, expected rate of return on plan assets and other actuarial assumptions. Therefore, we allocate only the service cost component of our U.S. pension plan expense to segment operating income. We exclude the unrealized gains and losses on hedging activities from segment operating income in order to provide better transparency of our segment operating results. Once realized, the gains and losses on hedging activities are recorded within segment operating results. Accordingly, we do not present these items by segment because they are excluded from the segment profitability measure that management reviews.

U.S. Beverages

	For the Three Months Ended
	September 30,
	2009	2008	$ change	% change
	(in millions; 2008 revised)

Net revenues	$754	$743	$11	1.5%
Segment operating income	133	83	50	60.2%

	For the Nine Months Ended
	September 30,
	2009	2008	$ change	% change
	(in millions; 2008 revised)

Net revenues	$2,373	$2,304	$69	3.0%
Segment operating income	443	363	80	22.0%

Three Months Ended September 30:

Net revenues increased $11 million (1.5%), due to higher net pricing (2.6 pp), partially offset by unfavorable volume/mix (1.1 pp). Higher net pricing was primarily related to ready-to-drink beverages, partially offset by lower input cost-driven pricing in coffee. The unfavorable volume/mix impact on net revenue was primarily driven by lower shipments in ready-to-drink beverages, including the discontinuation of a less profitable product line and management’s decision to forego unprofitable volume in coffee. These factors were partially offset by volume gains in Starbucks coffee and Kool-Aid powdered beverages.

Segment operating income increased $50 million (60.2%), due primarily to lower costs due to the completion of the Restructuring Program, higher net pricing and lower raw material costs, partially offset by higher marketing support costs.

Nine Months Ended September 30:

Net revenues increased $69 million (3.0%), due to favorable volume/mix (2.6 pp) and higher net pricing (0.4 pp). Favorable volume/mix was driven by higher shipments in all categories. Ready-to-drink beverages grew behind successful quality and marketing investments in Capri Sun, partially offset by the discontinuation of less profitable ready-to-drink product lines. Coffee volume increased primarily due to strong growth in Maxwell House, while powdered beverages volume increased due to gains in Kool-Aid. These favorable factors were partially offset by unfavorable mix driven by the higher ready-to-drink volume. Higher net pricing was primarily related to ready-to-drink beverages, partially offset by lower input cost-driven pricing in coffee.

Segment operating income increased $80 million (22.0%), due primarily to lower costs due to the completion of the Restructuring Program, favorable volume/mix (higher shipments, net of unfavorable product mix), lower marketing, administration and research costs and higher net pricing, partially offset by higher marketing support costs.

U.S. Cheese

	For the Three Months Ended
	September 30,
	2009	2008	$ change	% change
	(in millions; 2008 revised)

Net revenues	$824	$919	$(95)	(10.3%	)
Segment operating income	166	148	18	12.2%

	For the Nine Months Ended
	September 30,
	2009	2008	$ change	% change
	(in millions; 2008 revised)

Net revenues	$2,605	$2,848	$(243)	(8.5%	)
Segment operating income	463	373	90	24.1%

Three Months Ended September 30:

Net revenues decreased $95 million (10.3%), due to lower net pricing (17.1 pp), partially offset by favorable volume/mix (6.8 pp). Lower net pricing was due to input cost-driven pricing combined with increases in promotional spending. Favorable volume/mix was driven by higher shipments in sandwich cheese, cream cheese, natural cheese, recipe cheese and grated cheese.

Segment operating income increased $18 million (12.2%), due primarily to lower raw material costs (primarily lower dairy costs), favorable volume/mix (higher shipments and improved product mix) and lower manufacturing costs, partially offset by lower net pricing and higher marketing, administration and research costs (including higher marketing support costs).

Nine Months Ended September 30:

Net revenues decreased $243 million (8.5%), due to lower net pricing (7.2 pp) and unfavorable volume/mix (1.3 pp). Lower net pricing was due to lower input cost-driven pricing combined with increases in promotional spending. Net revenues also declined in the first nine months due to lower shipments, primarily due to cultured and natural cheese products.

Segment operating income increased $90 million (24.1%), due primarily to lower raw material costs (primarily lower dairy costs), lower manufacturing costs, lower costs due to the completion of the Restructuring Program and lower marketing, administration and research costs, partially offset by lower net pricing.

U.S. Convenient Meals

	For the Three Months Ended
	September 30,
	2009	2008	$ change	% change
	(in millions; 2008 revised)

Net revenues	$1,135	$1,081	$54	5.0%
Segment operating income	127	79	48	60.8%

	For the Nine Months Ended
	September 30,
	2009	2008	$ change	% change
	(in millions; 2008 revised)

Net revenues	$3,418	$3,202	$216	6.7%
Segment operating income	409	275	134	48.7%

Three Months Ended September 30:

Net revenues increased $54 million (5.0%), due to favorable volume/mix (5.9 pp), partially offset by lower net pricing (0.9 pp). Net revenues increased in meats, driven by higher shipments in bacon, hot dogs and cold cuts. In addition, meats net revenue growth reflected higher pricing, net of increased promotional spending. In pizza, net revenues increased due to volume growth in our DiGiorno and California Pizza Kitchen premium brands, primarily behind the For One product platform and DiGiorno Crispy Flatbread Pizza, as well as growth in our Jack’s and Tombstone Pizza brands, partially offset by the unfavorable impact of the discontinuation of less profitable product lines. Also, pizza net revenue growth was negatively impacted by lower net pricing, driven by increased promotional spending.

Segment operating income increased $48 million (60.8%), due primarily to lower raw material costs, favorable volume/mix (higher shipments and improved product mix), lower costs due to the completion of the Restructuring Program and lower manufacturing costs, partially offset by higher marketing support costs, lower net pricing, and higher marketing, administration and research costs.

Nine Months Ended September 30:

Net revenues increased $216 million (6.7%), due to favorable volume/mix (3.5 pp) and higher net pricing (3.2 pp). Net revenues increased in meats, driven by higher net pricing, due to input cost-driven pricing, net of increased promotional spending. Also, total shipments increased slightly for the first nine months due to higher shipments in bacon, which offset the discontinuation of less profitable product lines. In pizza, net revenues increased due to the volume growth in our DiGiorno and California Pizza Kitchen premium brands, primarily behind the For One product platform and DiGiorno Crispy Flatbread Pizza, as well as growth in our Jack’s and Tombstone Pizza brands, partially offset by the unfavorable impact of the discontinuation of less profitable product lines. Also contributing to higher pizza net revenues was higher input cost-driven pricing, net of increased promotional spending.

Segment operating income increased $134 million (48.7%), due primarily to higher net pricing, favorable volume/mix (improved product mix and higher shipments) and lower costs due to the completion of the Restructuring Program, partially offset by higher marketing support costs, higher marketing, administration and research costs and higher input costs (primarily higher raw material costs).

U.S. Grocery

	For the Three Months Ended September 30,
	2009	2008	$ change	% change
	(in millions; 2008 revised)

Net revenues	$778	$802	$(24)	(3.0%	)
Segment operating income	258	236	22	9.3%

	For the Nine Months Ended September 30,
	2009	2008	$ change	% change
	(in millions; 2008 revised)

Net revenues	$2,569	$2,506	$63	2.5%
Segment operating income	859	781	78	10.0%

Three Months Ended September 30:

Net revenues decreased $24 million (3.0%), due to unfavorable volume/mix (2.3 pp) and lower net pricing (0.7 pp). Unfavorable volume/mix primarily reflected the 2008 exit of Handi-Snacks ready-to-eat desserts, as well as lower shipments in Kraft macaroni and cheese dinners, Jell-O ready-to-eat-desserts and Cool Whip. This was partially offset by growth in spoonable salad dressings and dry packaged desserts. In addition, net revenues decreased due to lower net pricing, driven by higher promotional spending.

Segment operating income increased $22 million (9.3%), due primarily to lower raw material costs and lower manufacturing costs, partially offset by higher marketing support costs and lower net pricing.

Nine Months Ended September 30:

Net revenues increased $63 million (2.5%), due to higher net pricing (4.3 pp), partially offset by unfavorable volume/mix (1.8 pp). Net revenues increased due to higher input cost-driven pricing across our key categories, primarily spoonable and pourable salad dressings, ready-to-eat desserts and dry packaged desserts. Net revenues growth was partially offset by lower volume, net of favorable product mix. This reflected the 2008 exit of Handi-Snacks ready-to-eat desserts, as well as lower shipments in pourable and spoonable salad dressings, barbeque sauce and Jell-O ready-to-eat-desserts, which were partially offset by growth in Kraft macaroni and cheese dinners.

Segment operating income increased $78 million (10.0%), due primarily to higher net pricing, lower manufacturing costs, lower marketing, administration and research costs and lower costs due to the completion of the Restructuring Program, partially offset by higher raw material costs, higher marketing support costs and unfavorable volume/mix (lower shipments, net of improved product mix).

U.S. Snacks

	For the Three Months Ended September 30,
	2009	2008	$ change	% change
	(in millions; 2008 revised)

Net revenues	$1,232	$1,274	$(42)	(3.3%	)
Segment operating income	196	190	6	3.2%

	For the Nine Months Ended September 30,
	2009	2008	$ change	% change
	(in millions; 2008 revised)

Net revenues	$3,717	$3,736	$(19)	(0.5%	)
Segment operating income	530	532	(2)	(0.4%	)

Three Months Ended September 30:

Net revenues decreased $42 million (3.3%), due to lower net pricing (3.3 pp). Biscuits net revenues decreased, driven by lower net pricing, including higher promotional spending, partially offset by favorable volume/mix. Biscuits volume gains were due to higher shipments in Chips Ahoy! cookies, Oreo cookies, Ritz crackers and Triscuit crackers. Snack bars net revenues decreased, primarily due to volume declines in breakfast bars. Snack nuts net revenues decreased, as favorable volume/mix (improved product mix and higher shipments) was more than offset by lower net pricing, primarily due to increased promotional spending.

Segment operating income increased $6 million (3.2%), due primarily to lower manufacturing costs, lower raw material costs (including lower realized losses from certain commodity hedging activities) and lower marketing support costs, partially offset by lower net pricing and higher marketing, administration and research costs.

Nine Months Ended September 30:

Net revenues decreased $19 million (0.5%), due to unfavorable volume/mix (2.2 pp), partially offset by higher net pricing (1.7 pp). Biscuits net revenues increased, driven by higher input cost-driven pricing, partially offset by unfavorable volume/mix (unfavorable product mix, net of higher shipments). Biscuits volume gain was due to higher shipments in Oreo cookies, Ritz and Triscuit crackers and Chips Ahoy! cookies. Snack bars net revenues decreased, primarily due to volume declines in breakfast bars. Snack nuts net revenues decreased, primarily driven by lower net pricing, due to higher promotional spending, and lower volume due to the recall of certain products containing pistachios in March 2009.

Segment operating income decreased $2 million (0.4%), due primarily to higher raw material costs (including lower realized gains from certain commodity hedging activities) and unfavorable volume/mix (unfavorable product mix and lower shipments, including the recall of certain products containing pistachios), partially offset by higher net pricing, lower marketing support costs, lower manufacturing costs, lower marketing, administration and research costs and lower costs due to the completion of the Restructuring Program.

Canada & N.A. Foodservice

	For the Three Months Ended September 30,
	2009	2008	$ change	% change
	(in millions; 2008 revised)

Net revenues	$1,055	$1,109	$(54)	(4.9%	)
Segment operating income	156	153	3	2.0%

	For the Nine Months Ended September 30,
	2009	2008	$ change	% change
	(in millions; 2008 revised)

Net revenues	$2,989	$3,279	$(290)	(8.8%	)
Segment operating income	386	391	(5)	(1.3%	)

Three Months Ended September 30:

Net revenues decreased $54 million (4.9%), due to the significant impact of unfavorable foreign currency (3.9 pp) and lower net pricing (1.4 pp), partially offset by favorable volume/mix (0.4 pp). In Canada, net revenues increased, driven by volume gains across all retail businesses and higher net pricing, partially offset by unfavorable foreign currency. In N.A. Foodservice, net revenues decreased, driven by lower volume, due to industry wide declines in restaurant traffic and the discontinuation of less profitable product lines, lower input cost-driven pricing and unfavorable foreign currency.

Segment operating income increased $3 million (2.0%), due primarily to lower input costs (primarily lower raw material costs) and lower costs due to the completion of the Restructuring Program, partially offset by lower net pricing, unfavorable foreign currency, higher marketing support costs, unfavorable volume/mix (unfavorable product mix partially offset by higher shipments) and higher marketing, administration and research costs.

Nine Months Ended September 30:

Net revenues decreased $290 million (8.8%), due to the significant impact of unfavorable foreign currency (8.5 pp) and unfavorable volume/mix (1.1 pp), partially offset by higher net pricing (0.8 pp). In Canada, net revenues decreased, driven by unfavorable foreign currency, partially offset by volume gains across all retail businesses and higher net pricing. In N.A. Foodservice, net revenues decreased, driven by lower volume, due to industry wide declines in restaurant traffic and the discontinuation of less profitable product lines, unfavorable foreign currency and lower net pricing.

Segment operating income decreased $5 million (1.3%), due primarily to unfavorable foreign currency, higher manufacturing costs and unfavorable volume/mix (lower volume, net of improved product mix), partially offset by lower costs due to the completion of the Restructuring Program, higher net pricing, lower marketing, administration and research costs and lower raw material costs.

Kraft Foods Europe

	For the Three Months Ended
	September 30,
	2009	2008	$ change	% change
	(in millions; 2008 revised)

Net revenues	$2,070	$2,338	$(268)	(11.5%	)
Segment operating income	211	115	96	83.5%

	For the Nine Months Ended
	September 30,
	2009	2008	$ change	% change
	(in millions; 2008 revised)

Net revenues	$6,081	$7,239	$(1,158)	(16.0%	)
Segment operating income	565	348	217	62.4%

Three Months Ended September 30:

Net revenues decreased $268 million (11.5%), due to the significant impact of unfavorable foreign currency (8.7 pp), unfavorable volume/mix (2.4 pp) and the impact of divestitures (2.0 pp), partially offset by higher net pricing (1.6 pp). Unfavorable foreign currency primarily reflected the strength of the U.S. dollar versus the euro and British pound. In addition, volume declines in biscuits, chocolate, coffee and cheese and the discontinuation of less profitable product lines drove net revenues lower. These unfavorable revenue drivers were partially offset by higher net pricing, primarily in chocolate and coffee.

Segment operating income increased $96 million (83.5%), due primarily to a 2008 asset impairment charge related to the divestiture of our Nordic and Baltic snacks operation, higher net pricing, lower costs due to the completion of the Restructuring Program, lower manufacturing costs and favorable volume/mix (improved product mix, net of lower shipments). These favorable variances were partially offset by unfavorable foreign currency, higher marketing support costs, higher raw material costs and higher non-recurring costs associated with the Kraft Foods Europe Reorganization discussed below.

Nine Months Ended September 30:

Net revenues decreased $1,158 million (16.0%), due to the significant impact of unfavorable foreign currency (12.3 pp), unfavorable volume/mix (3.7 pp) and the impact of divestitures (2.5 pp), partially offset by higher net pricing (2.5 pp). Unfavorable foreign currency primarily reflected the strength of the U.S. dollar versus the euro and British pound. In addition, volume declines in coffee, chocolate, biscuits and cheese and the discontinuation of less profitable product lines drove net revenues lower. These unfavorable revenue drivers were partially offset by higher net pricing, primarily in chocolate, coffee and biscuits.

Segment operating income increased $217 million (62.4%), due primarily to higher net pricing, lower costs due to the completion of the Restructuring Program (including the reversal of prior year costs), the 2008 net loss on the divestitures of several operations in Spain, a 2008 asset impairment charge related to the divestiture of our Nordic and Baltic snacks operation and lower manufacturing costs. These favorable variances were partially offset by unfavorable foreign currency, higher non-recurring costs associated with the Kraft Foods Europe Reorganization discussed below, unfavorable volume/mix (lower shipments, net of improved product mix), higher marketing support costs, the net loss on the divestiture of a plant in Spain, the impact of divestitures, higher raw material costs and an asset impairment charge to write-off an investment in Norway.

Kraft Foods Europe Reorganization – We are in the process of reorganizing our European operations to function on a pan-European centralized category management and value chain model. As part of this reorganization, we recorded charges of $63 million in the first nine months of 2009, related to severance and other non-recurring costs. These charges were recorded within cost of sales and marketing, administration and research costs. In the first nine months of 2008, we incurred $27 million of implementation costs and $6 million of non-recurring costs. The implementation costs were recorded as part of our overall Restructuring Program and the other non-recurring costs were recorded within marketing, administration and research costs in the first nine months of 2008. Management believes the disclosure of implementation and other non-recurring charges provides readers of our financial statements greater transparency to the total costs of our Kraft Foods Europe Reorganization.

Kraft Foods Developing Markets

	For the Three Months Ended
	September 30,
	2009	2008	$ change	% change
	(in millions; 2008 revised)

Net revenues	$1,955	$2,135	$(180)	(8.4%	)
Segment operating income	285	279	6	2.2%

	For the Nine Months Ended
	September 30,
	2009	2008	$ change	% change
	(in millions; 2008 revised)

Net revenues	$5,609	$6,137	$(528)	(8.6%	)
Segment operating income	745	715	30	4.2%

Three Months Ended September 30:

Net revenues decreased $180 million (8.4%), due to the significant impact of unfavorable foreign currency (15.8 pp), the absence of the 2008 favorable resolution of a Brazilian value added tax claim (1.0 pp) and the impact of divestitures (0.7 pp), partially offset by higher net pricing (8.4 pp) and favorable volume/mix (0.7 pp). In Central and Eastern Europe, Middle East and Africa, net revenues decreased, driven by unfavorable foreign currency and unfavorable volume/mix (lower shipments, net of favorable product mix), partially offset by higher net pricing across the region. In Latin America, net revenues decreased, driven by unfavorable foreign currency and the absence of the 2008 favorable resolution of a Brazilian value added tax claim, partially offset by higher net pricing across the region and favorable volume/mix, due to improved product mix, net of lower shipments. In Asia Pacific, net revenues increased, due primarily to higher net pricing across the region and favorable volume/mix, which was driven by higher shipments and improved product mix, primarily in China and Australia/New Zealand, partially offset by unfavorable foreign currency.

Segment operating income increased $6 million (2.2%), due primarily to higher net pricing, favorable volume/mix (improved product mix, net of lower shipments), lower marketing support costs and lower costs due to the completion of the Restructuring Program, partially offset by higher manufacturing costs, unfavorable foreign currency, higher raw material costs, the absence of the 2008 favorable resolution of a Brazilian value added tax claim and higher marketing, administration and research costs.

Nine Months Ended September 30:

Net revenues decreased $528 million (8.6%), due to the significant impact of unfavorable foreign currency (17.9 pp), the absence of the 2008 favorable resolution of a Brazilian value added tax claim (1.1 pp) and the impact of divestitures (0.4 pp), partially offset by higher net pricing (10.3 pp) and favorable volume/mix (0.5 pp). In Central and Eastern Europe, Middle East and Africa, net revenues decreased, driven by unfavorable foreign currency and unfavorable volume/mix (lower shipments, net of improved product mix), partially offset by higher net pricing across the region. In Latin America, net revenues decreased, driven by unfavorable foreign currency and the absence of the 2008 favorable resolution of a Brazilian value added tax claim, partially offset by higher net pricing across the region and favorable volume/mix (lower shipments, net of improved product mix). In Asia Pacific, net revenues decreased, due primarily to unfavorable foreign currency, partially offset by higher net pricing across the region and favorable volume/mix, which was driven by improved product mix, net of lower shipments, primarily in Southeast Asia and Australia/New Zealand.

Segment operating income increased $30 million (4.2%), due primarily to higher net pricing, favorable volume/mix (improved product mix, net of lower shipments) and lower costs due to the completion of the Restructuring Program, partially offset by higher raw material costs, unfavorable foreign currency, higher manufacturing costs, the absence of the 2008 favorable resolution of a Brazilian value added tax claim, higher marketing, administration and research costs, higher marketing support costs and the impact of divestitures.

Critical Accounting Policies

There were no significant changes to our critical accounting policies disclosed in our revised Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2008, other than those discussed below.

Inventories:

Effective January 1, 2009, we changed our method of valuing our U.S. inventories to the average cost method. In prior years, principally all U.S. inventories were valued using the last-in, first-out (“LIFO”) method. With this change, we value all of our inventories using the average cost method. We used the LIFO method to determine the cost of 35% of inventories at December 31, 2008. We believe that the average cost method of accounting for U.S. inventories is preferable and will improve financial reporting by better matching revenues and expenses to current costs, by better aligning our external reporting with our competitors, and by aligning our external reporting with our tax basis of accounting. We revised prior years’ financial statements to conform to the change in accounting policy.

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

We use derivative instruments, including interest rate swaps that have indices related to the pricing of specific liabilities as part of our interest rate risk management strategy. As a matter of policy, we do not use highly leveraged derivative instruments for interest rate risk management. We use interest rate swaps to economically convert a portion of our nonprepayable fixed-rate debt into variable rate debt. Under the interest rate swap contracts, we agree with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts, which is calculated based on an agreed-upon notional amount. We also use interest rate swaps to hedge the variability of interest payment cash flows on a portion of our future debt obligations. Substantially all of these derivative instruments are highly effective and qualify for hedge accounting treatment.

For those derivative instruments that are highly effective and qualify for hedge accounting treatment, we either record the impacts in current period earnings or defer the effective portion of unrealized gains and losses as a component of accumulated other comprehensive earnings / (losses), depending on whether the hedging relationship satisfies the criteria for a fair value or cash flow hedge. For fair value hedges, we record both (i) the gains or losses on interest rate swaps and (ii) the corresponding changes in fair value of the hedged long-term debt directly as a component of interest and other expense, net. For cash flow hedges, we recognize the deferred portion as a component of interest and other expense, net when we incur the interest expense. The ineffective portion is directly recorded as a component of interest and other expense, net. For the derivative instruments that we consider economic hedges but do not designate for hedge accounting treatment, we recognize gains and losses directly as a component of interest and other expense, net.

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

During the first nine months of 2009, our aggregate commodity costs increased primarily as a result of higher cocoa, sugar, grain and oil costs. Our commodity costs were approximately $180 million higher for the nine months ended September 30, 2009, even though they were approximately $240 million lower for the three months ended September 30, 2009, with dairy, cocoa, sugar, grain and oil costs accounting for the majority of the overall volatility in prices. Overall, we expect commodity prices to continue to be volatile over the remainder of the year.

Liquidity

We believe that our cash from operations, our existing $4.4 billion credit facility (which supports our commercial paper program) and our authorized long-term financing will provide sufficient liquidity to meet our working capital needs (including the cash requirements of the Restructuring Program), planned capital expenditures, future contractual obligations and payment of our anticipated quarterly dividends. We continue to use our commercial paper program and primarily uncommitted international credit lines for daily funding requirements. We also use short-term intercompany loans from foreign subsidiaries to improve financial flexibility, which have been made more feasible by recent, temporary U.S. tax law changes. Overall, we do not expect any impact to funding sources that would have a material effect on our liquidity.

Net Cash Provided by Operating Activities:

During the first nine months of 2009, operating activities provided $3,269 million net cash, compared with $2,529 million in the first nine months of 2008. The increase in operating cash flows primarily relates to working capital improvements over the prior year (primarily due to improved inventory positions, partially offset by higher interest payments, principally due to the first annual payment on our euro notes). The increase in operating cash flows was partially offset by higher pension contributions.

During the first nine months of 2009, we contributed $225 million to our U.S. pension plans (including a $200 million contribution made on May 1, 2009) and $124 million to our non-U.S. pension plans. We plan to make further contributions of approximately $15 million to our U.S. plans and approximately $45 million to our non-U.S. plans during the remainder of 2009. We expect to fund these contributions from operations.

Net Cash Used in Investing Activities:

During the first nine months of 2009, net cash used in investing activities was $700 million, compared with $924 million in the first nine months of 2008. The decrease in cash used in investing activities primarily relates to lower capital expenditures and a payment made to Groupe Danone S.A. in 2008 to refund excess cash received in the acquisition of LU Biscuit, partially offset by lower proceeds from divestitures. During the first nine months of 2009, we divested a juice operation in Brazil and a plant in Spain and received $6 million in proceeds. During the first nine months of 2008, we received $76 million in net proceeds on the divestitures of several operations in Spain and disbursed $38 million for transaction fees related to the split-off of the Post cereals business.

Capital expenditures, which were funded by operating activities, were $749 million in the first nine months of 2009, compared with $901 million in the first nine months of 2008. We expect full-year capital expenditures to be in line with 2008 expenditures of $1.4 billion, including capital expenditures required for systems’ investments. We expect to fund these expenditures from operations.

Net Cash Used in Financing Activities:

During the first nine months of 2009, net cash used in financing activities was $961 million, compared with $1,403 million in the first nine months of 2008. The net cash used in financing activities in the first nine months of 2009 primarily related to $1.3 billion in dividends paid and the redemption of our $200 million debenture, partially offset by $540 million in net commercial paper issuances. The net cash used in financing activities in the first nine months of 2008 primarily related to $5.9 billion in payments made on the bridge facility used to fund our LU Biscuit acquisition, $1.2 billion in dividends paid and $777 million in Common Stock share repurchases, partially offset by $6.4 billion in proceeds from our long-term debt offerings.

In November 2009, $750 million of our long-term debt matures, and in August 2010, $500 million of our long-term debt matures. We expect to fund the repayments with cash from operations or through the issuance of commercial paper.

Borrowing Arrangements:

We maintain a revolving credit facility that we have historically used for general corporate purposes and to support our commercial paper issuances. We intend to renegotiate our $4.4 billion revolving credit facility before it expires in April 2010. No amounts have been drawn on this facility. In October 2008, one of the syndicate banks under our credit facility, Lehman Commercial Paper, Inc., filed for bankruptcy protection. In September 2009, we terminated Lehman’s commitment under our credit facility. We do not expect to replace Lehman, and our credit facility capacity was reduced by their commitment of approximately $136 million. Accordingly, our credit facility was reduced to approximately $4.4 billion. We do not expect this to have a current or future adverse affect on our liquidity.

We must maintain a net worth of at least $20.0 billion under the terms of our revolving credit facility. At September 30, 2009, our net worth was $25.1 billion. We expect to continue to meet this covenant. The revolving credit facility has no other financial covenants, credit rating triggers or provisions that could require us to post collateral as security.

In addition to the above, some of our international subsidiaries maintain primarily uncommitted credit lines to meet short-term working capital needs. Collectively, these credit lines amounted to $1.5 billion at September 30, 2009. Borrowings on these lines amounted to $213 million at September 30, 2009 and $291 million at December 31, 2008.

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

Debt:

Our total debt was $20.7 billion at September 30, 2009 and $20.3 billion at December 31, 2008. Our debt-to-capitalization ratio was 0.45 at September 30, 2009 and 0.48 at December 31, 2008.

On September 3, 2009, we redeemed our November 2011, 7% $200 million debenture at par value. Upon redemption, we recorded a loss of $14 million within interest and other expense, net which represented the write-off of the remaining discount.

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

The notes from the above issuances include covenants that restrict our ability to incur debt secured by liens above a certain threshold. We are also required to offer to purchase these notes at a price equal to 101% of the aggregate principal amount, plus accrued and unpaid interest to the date of repurchase, if we experience both of the following:

(i)	a “change of control” triggering event; and
(ii)	a downgrade of these notes below an investment grade rating by each of Moody’s Investors Service, Inc., Standard & Poor’s Ratings Services and Fitch, Inc. within a specified period.

We expect to continue to comply with our long-term debt covenants. Refer to our revised Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2008 for further details of these debt offerings.

We refinance long-term and short-term debt from time to time. The nature and amount of our long-term and short-term debt and the proportionate amount of each varies as a result of future business requirements, market conditions and other factors. At September 30, 2009, we had approximately $3.0 billion remaining in long-term financing authority from our Board of Directors.

Debt Ratings:

At September 30, 2009, our debt ratings by major credit rating agencies were:

	Short - term	Long - term

Moody’s	P-2	Baa2
Standard & Poor’s	A-2	BBB+
Fitch	F2	BBB

As of November 3, 2009, Moody’s and Fitch had our short-term and long-term debt ratings on negative watch, and Standard & Poor’s had our long-term debt rating on negative watch. Our debt ratings were placed on negative watch due to our September 7, 2009 Possible Offer to the Board of Cadbury plc. See Recent Developments for further details.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

We have no off-balance sheet arrangements other than the guarantees and contractual obligations that are discussed below and in our revised Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2008.

Guarantees:

As discussed in Note 11, Commitments and Contingencies, we have third-party guarantees primarily covering the long-term obligations of our vendors. As part of those transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At September 30, 2009, the carrying amount of our third-party guarantees on our condensed consolidated balance sheet and the maximum potential payment under our third-party guarantees was $30 million. Substantially all of these guarantees expire at various times through 2018.

In addition, at September 30, 2009, we were contingently liable for $281 million of guarantees related to our own performance. These include letters of credit related to dairy commodity purchases and guarantees related to the payment of custom duties and taxes, and other letters of credit.

Guarantees do not have, and we do not expect them to have, a material effect on our liquidity.

Aggregate Contractual Obligations:

On September 3, 2009, we redeemed our November 2011, 7% $200 million debenture at par value. Other than the early redemption, there were no material changes to our aggregate contractual obligations disclosed in our From 10-K for the year ended December 31, 2008.

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

We also issued 0.2 million off-cycle shares of restricted and deferred stock during the first nine months of 2009. The weighted-average market value per restricted or deferred share was $25.45 on the date of grant. In aggregate, we issued 5.7 million restricted and deferred shares during the first nine months of 2009, including those issued as part of our long-term incentive plan.

Dividends:

We paid dividends of $1,284 million in the first nine months of 2009 and $1,236 million in the first nine months of 2008. The 3.9% increase reflects a higher dividend rate in 2009, partially offset by a lower number of shares outstanding resulting from the split-off of the Post cereals business. The present annualized dividend rate is $1.16 per common share. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.

Recent Developments

On September 7, 2009, we disclosed that we approached the Board of Cadbury plc (“Cadbury”) with a proposal to combine the two companies. The Board of Cadbury has rejected this proposal. We remain interested in working toward a recommended transaction. We proposed an offer for Cadbury (the “Possible Offer”) of 300 pence in cash and 0.2589 new Kraft Foods shares per Cadbury share. This valued each Cadbury share at 745 pence (based on the closing price of $28.10 for a Kraft Foods share on September 4, 2009 and an exchange rate of 1.6346 $/£) and valued the entire issued share capital of Cadbury at £10.2 billion (approximately $16.7 billion). The combination would build on Kraft Foods’ position as a global powerhouse in snacks, confectionery and quick meals with a rich portfolio of iconic brands.

The Possible Offer contained several criteria, including our ability to obtain satisfactory financing, that we would maintain an investment-grade credit rating, and the right to change our offer at any time. Refer to the Form 8-K we filed with the SEC on September 8, 2009 for further details of the Possible Offer.

Pursuant to the U.K. City Code on Takeovers and Mergers, the U.K. Takeover Panel set a deadline of November 9, 2009 for us to formally make an offer for Cadbury, or walk away.

2009 Outlook

We increased our guidance for 2009 diluted EPS to at least $1.97 versus the previous expectation of at least $1.93. This guidance reflects strong year-to-date profit performance and a reduction in our full-year effective tax rate to approximately 30.0% versus the previous expectation of approximately 31.5%. The new guidance also reflects further investments in marketing to drive future growth as well as an estimate for certain costs in connection with our possible combination with Cadbury.

The factors described in the “Risk Factors” section of our Form 10-K for the year ended December 31, 2008 represent continuing risks to these forecasts.

Significant Accounting Estimates

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Our significant accounting policies are described in Note 1 to our revised consolidated financial statements for the year ended December 31, 2008. Our significant accounting estimates are described in our revised Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2008. The impact of new accounting standards is discussed in the following section. There were no changes in our accounting policies in the current period that had a material impact on our financial statements, other than those discussed in Note 1, Summary of Significant Accounting Policies.

New Accounting Guidance

See Note 1, Summary of Significant Accounting Policies, for a discussion of new accounting guidance.

Contingencies

See Note 11, Commitments and Contingencies, and Part II, Item 1. Legal Proceedings for a discussion of contingencies.

Forward-Looking Statements

This report contains a number of forward-looking statements. Words such as “expects,” “goals,” “plans,” “believes,” “continues,” “may,” “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, this report contains forward-looking statements regarding the sale and expected closing of the sale of a U.S. snack bars operation and that we expect it to close at a small gain; the impact of certain accounting pronouncements on our financial results; with regard to our Restructuring Program, that we will use cash to pay for a portion of the charges and our expected cumulative annualized savings; our expectation regarding the effect of unrealized appreciation or depreciation; our belief that commodity prices will continue to be volatile over the remainder of the year; our belief regarding our liquidity; our belief regarding our funding sources; our expectation regarding 2009 funding of our pension plans and our expectation to fund these contributions from operations; our expectation regarding full-year capital expenditures and our expectation to fund capital expenditures from operations; our expectation to repay long-term debt that matures in November 2009 with cash from operations or through the issuance of commercial paper; our expectation to renegotiate our revolving credit facility before it expires in April 2010; the effect of the termination of Lehman’s participation on our revolving credit facility; our expectation to continue to meet the financial covenant under our revolving credit facility; our expectation to continue to comply with our long-term debt covenants; the effect of guarantees on our liquidity; statements about our possible combination with Cadbury, including that the possible combination will build on our position as a global powerhouse in snacks, confectionary and quick meals with a rich portfolio of iconic brands; our 2009 Outlook specifically, diluted EPS and that our increase in 2009 diluted EPS reflects strong year-to-date profit performance, our full-year effective tax rate, further investments in marketing to drive future growth and an estimate for certain costs in connection with our possible combination with Cadbury; and our belief that the final outcome of our legal proceedings will not materially affect our financial results.

These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below and those contained in the “Risk Factors” found in our Form 10-K for the year ended December 31, 2008, identify important factors that could cause actual results to differ materially from those predicted in our forward-looking statements. Such factors, include, but are not limited to, continued volatility in input costs, pricing actions, increased competition, increased costs of sales, our indebtedness and our ability to repay our indebtedness, the shift in our product mix to lower margin offerings, the possibility that the proposed combination with Cadbury will not be pursued, failure to obtain necessary regulatory approvals or required financing or to satisfy any of the other criteria to the possible combination, adverse effects on the market price of our common stock and on our operating results because of a failure to complete the possible combination, failure to realize the expected benefits of the possible combination, negative effects of announcement or consummation of the possible combination on the market price of our common stock, significant transaction costs and/or unknown liabilities and general economic and business conditions that affect the combined companies following the possible combination, unanticipated expenses such as litigation or legal settlement expenses, failure to expand into certain emerging markets, risks from operating internationally, and tax law changes. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

As Kraft Foods operates globally, we use certain financial instruments to manage our foreign currency exchange rate, commodity price and interest rate risks. We monitor and manage these exposures as part of our overall risk management program. Our risk management program focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. We maintain foreign currency, commodity price and interest rate risk management policies that principally use derivative instruments to reduce significant, unanticipated earnings fluctuations that may arise from volatility in foreign currency exchange rates, commodity prices and interest rates. We also sell commodity futures to unprice future purchase commitments, and we occasionally use related futures to cross-hedge a commodity exposure. We are not a party to leveraged derivatives and, by policy, do not use financial instruments for speculative purposes. Refer to Note 10, Financial Instruments, for further information on the types of derivative instruments we used to hedge our exposures. There were no significant changes in our exposures or the types of derivative instruments we use since December 31, 2008, other than those discussed in Note 1, Summary of Significant Accounting Policies.

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

b)	Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended September 30, 2009, and noted the following significant changes.

•

In 2008, we began implementing “Catalyst,” a business initiative to simplify and harmonize our systems processes. This multi-year program includes the delivery of SAP enterprise software applications and business solutions. During the quarter ended September 30, 2009, we transitioned some of our processes and procedures into the SAP control environment. As we migrate to the SAP environment, our management sees to it that our key controls are mapped to applicable SAP controls, tests transition controls prior to the migration date of those controls, and as appropriate, maintains and evaluates controls over the flow of information to and from SAP. We expect the transition period to be completed in 2011.

We determined that there were no other changes in our internal control over financial reporting during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

	Total Number of Shares	Average Price per Share

July 1–31, 2009	69,238	$26.15
August 1–31, 2009	11,173	$28.53
September 1-30, 2009	2,229	$28.29

For the Quarter Ended September 30, 2009	82,640	$26.53

Item 6.  Exhibits.

Exhibit Number	Description
10.1	Consent and Waiver, to the 5-Year Revolving Credit Agreement, (dated as of April 15, 2005), among Kraft Foods Inc., the Lenders from time to time parties thereto, JPMorgan Chase Bank, N.A. and Citibank, N.A., as Administrative Agents, Credit Suisse First Boston, Cayman Islands Branch and Deutsche Bank Securities Inc., as Syndication Agents, and ABN AMRO Bank N.V., BNP Paribas, HSBC Bank USA, National Association and UBS Securities LLC, as Arrangers and Documentation Agents, dated as of September 29, 2009.

12	Statement regarding computation of ratios of earnings to fixed charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following materials from Kraft Foods’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Equity, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text, and (vi) document and entity information.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRAFT FOODS INC.

/s/ TIMOTHY R. MCLEVISH

Timothy R. McLevish
Executive Vice President and
Chief Financial Officer
November 3, 2009