Form 10-K
period 2009-12-31
KRAFT FOODS INC
filed 2010-02-25
CIK 1103982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark one)	FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the shares of Class A Common Stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on June 30, 2009, was $37 billion. At January 29, 2010, there were 1,479,371,197 shares of the registrant’s Class A Common Stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of shareholders to be held on May 18, 2010 are incorporated by reference into Part III hereof.

Kraft Foods Inc.

In this report, “Kraft Foods,” “we,” “us” and “our” refers to Kraft Foods Inc. and subsidiaries, and “Common Stock” refers to Kraft Foods’ Class A common stock.

i

PART I

Item 1.  Business.

General

Kraft Foods is the world’s second largest food company, with revenues of $40.4 billion and earnings from continuing operations before income taxes of $4.3 billion in 2009. Kraft Foods was incorporated in 2000 in the Commonwealth of Virginia. We have approximately 97,000 employees worldwide, and we manufacture and market packaged food products, including snacks, beverages, cheese, convenient meals and various packaged grocery products. We sell our products to consumers in approximately 160 countries. At December 31, 2009, we had operations in more than 70 countries and made our products at 159 manufacturing and processing facilities worldwide. At December 31, 2009, we had net assets of $25.9 billion and gross assets of $66.7 billion. We are a member of the Dow Jones Industrial Average, Standard & Poor’s 500, the Dow Jones Sustainability Index and the Ethibel Sustainability Index.

At December 31, 2009, our portfolio included nine brands with annual revenues exceeding $1 billion each: Kraft cheeses, dinners and dressings; Oscar Mayer meats; Philadelphia cream cheese; Maxwell House and Jacobs coffee; Nabisco cookies and crackers and its Oreo cookie brand; Milka chocolates; and LU biscuits. Our portfolio included approximately 50 brands which each generate annual revenues of more than $100 million.

Prior to June 13, 2001, Kraft Foods was a wholly owned subsidiary of Altria Group, Inc. (“Altria”). On June 13, 2001, we completed an initial public offering of 280,000,000 shares of our Common Stock. In the first quarter of 2007, Altria spun off its remaining interest (89.0%) in Kraft Foods on a pro rata basis to Altria stockholders in a tax-free transaction. Effective as of the close of business on March 30, 2007, all Kraft Foods shares owned by Altria were distributed to Altria’s stockholders, and our separation from Altria was completed.

Because Kraft Foods Inc. is a holding company, our principal source of funds is from our subsidiaries. Our wholly owned subsidiaries currently are not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their common stock.

Reportable Segments

We manage and report operating results through three geographic units: Kraft Foods North America, Kraft Foods Europe and Kraft Foods Developing Markets. We manage the operations of Kraft Foods North America and Kraft Foods Europe by product category, and we manage the operations of Kraft Foods Developing Markets by location. Our reportable segments are U.S. Beverages, U.S. Cheese, U.S. Convenient Meals, U.S. Grocery, U.S. Snacks, Canada & North America Foodservice, Kraft Foods Europe (formerly known as European Union) and Kraft Foods Developing Markets.

In January 2009, we began implementing changes to our operating structure based on our Organizing For Growth initiative and the Kraft Foods Europe Reorganization. In line with our strategies, we are reorganizing our European operations to function on a pan-European centralized category management and value chain model, and we changed how we work in Europe in two key ways:

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

Note 16, Segment Reporting, to our consolidated financial statements includes a breakout of net revenues, segment operating income, total assets, depreciation expense and capital expenditures by reportable segment, as well as a breakout of net revenues, long-lived assets and total assets by geographic region. Management uses segment operating income to evaluate segment performance and allocate resources. We believe it is appropriate to disclose this measure to help investors analyze segment performance and trends. Segment operating income excludes unrealized gains and losses on hedging activities (which are a component of cost of sales), certain components of our U.S. pension plan cost (which is a component of cost of sales and marketing, administration and research costs), general corporate expenses (which are a component of marketing, administration and research costs) and amortization of intangibles.

The relative percentages of total segment operating income attributable to each reportable segment were:

		For the Years Ended December 31,
		2009	2008	2007
Kraft Foods North America:
U.S. Beverages		8.8%	8.7%	7.9%
U.S. Cheese		11.5%	12.9%	11.1%
U.S. Convenient Meals		8.8%	7.7%	7.3%
U.S. Grocery		19.7%	23.1%	23.4%
U.S. Snacks		12.5%	14.6%	16.4%
Canada & N.A. Foodservice		9.1%	10.2%	10.1%
Kraft Foods Europe (1)		13.5%	4.2%	10.4%
Kraft Foods Developing Markets		16.1%	18.6%	13.4%

Total Kraft Segment Operating Income		100.0%	100.0%	100.0%

(1) This segment was formerly known as European Union.

Our brands span five consumer sectors:

•      Snacks - primarily biscuits (cookies and crackers), salted snacks and chocolate confectionery;

•      Beverages - primarily coffee, packaged juice drinks and powdered beverages;

•      Cheese - primarily natural, processed and cream cheeses;

•      Grocery - primarily spoonable and pourable dressings, condiments and desserts; and

•      Convenient Meals - primarily processed meats, frozen pizza, packaged dinners and lunch combinations.

The following table shows each reportable segment’s participation in these five core consumer sectors.

	Percentage of 2009 Net Revenues by Consumer Sector (1)
Segment	Snacks	Beverages	Cheese	Grocery	Convenient Meals	Total

Kraft Foods North America:
U.S. Beverages	-	38.0%	-	-	-	7.6%
U.S. Cheese	-	-	53.1%	-	-	8.9%
U.S. Convenient Meals	-	-	-	-	69.7%	11.1%
U.S. Grocery	0.9%	-	-	55.1%	16.6%	8.6%
U.S. Snacks	32.0%	-	0.9%	2.1%	-	12.3%
Canada & N.A. Foodservice	6.5%	6.1%	19.3%	19.8%	7.8%	10.1%

Total Kraft Foods North America	39.4%	44.1%	73.3%	77.0%	94.1%	58.6%

Kraft Foods Europe	31.8%	29.8%	14.3%	9.1%	4.1%	21.7%
Kraft Foods Developing Markets	28.8%	26.1%	12.4%	13.9%	1.8%	19.7%

Total Kraft Foods	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Consumer Sector Percentage of Total Kraft Foods	37.2%	19.9%	16.8%	10.1%	16.0%	100.0%

(1) Percentages were calculated based upon dollars rounded to millions.

Our U.S. subsidiaries export coffee products, refreshment beverage products, grocery products, cheese, biscuits and processed meats. In 2009, these U.S. exports amounted to $522 million.

Products or similar products contributing 10% or more to Kraft Foods’ consolidated net revenues for the years ended December 31, were:

	2009	2008	2007

Biscuits (cookies and crackers)	23%	22%	16%
Cheese	17%	18%	19%
Coffee	13%	13%	14%
Confectionery	11%	12%	12%

Our major brands within each reportable segment and consumer sector at December 31, 2009 were:

Kraft Foods North America:
U.S. Beverages
Beverages:	Maxwell House, Starbucks (under license), Gevalia, General Foods International, Yuban and Seattle’s Best (under license) coffees; Tassimo hot beverage system; Capri Sun (under license) and Kool-Aid packaged juice drinks; Kool-Aid, Crystal Light and Country Time powdered beverages; and Tazo (under license) teas.
U.S. Cheese
Cheese:	Kraft and Cracker Barrel natural cheeses; Philadelphia cream cheese; Kraft grated cheeses; Polly-O and Athenos cheese; Velveeta and Cheez Whiz processed cheeses; Kraft and Deli Deluxe processed cheese slices; and Breakstone’s and Knudsen cottage cheese and sour cream.
U.S. Convenient Meals
Convenient Meals:	Oscar Mayer and Louis Rich cold cuts, hot dogs and bacon; Lunchables lunch combinations; DiGiorno, Tombstone, Jack’s and California Pizza Kitchen (under license) frozen pizzas; Boca soy-based meat alternatives; Deli Creations complete sandwiches; and Claussen pickles.
U.S. Grocery
Grocery:	Jell-O dry packaged desserts; Cool Whip whipped topping; Jell-O refrigerated gelatin and pudding snacks; Jet-Puffed marshmallows; Kraft and Miracle Whip spoonable dressings; Kraft and Good Seasons salad dressings; A.1. steak sauce; Kraft and Bull’s-Eye barbecue sauces; Grey Poupon premium mustards; Shake N’ Bake coatings; and Baker’s chocolate and baking ingredients.
Convenient Meals:	Kraft and Kraft Deluxe macaroni and cheese dinners; Stove Top stuffing mix; Taco Bell Home Originals (under license) meal kits; and Velveeta shells and cheese dinners.
U.S. Snacks
Snacks:	Oreo, Chips Ahoy!, Newtons, Nilla, Nutter Butter and SnackWell’s cookies; Ritz, Premium, Triscuit, Wheat Thins, Cheese Nips, Flavor Originals, Honey Maid grahams, Teddy Grahams and Kraft macaroni and cheese crackers; Nabisco 100 Calorie Packs; Planters nuts and trail mixes; Handi-Snacks two-compartment snacks; and Back to Nature granola, cookies, crackers, nuts and fruit & nut mixes.
Cheese:	Easy Cheese cheese spread.

Canada & N.A. Foodservice	Canada and foodservice products span all Kraft Foods North America segments and sectors. Canadian brand offerings include Delissio pizza, Nabob coffee, Kraft peanut butter and Peek Freans biscuits, as well as a range of products bearing brand names similar to those marketed in the U.S. The N.A. Foodservice business sells primarily branded products including Maxwell House coffee, Oreo cookies, A.1. steak sauce, and a broad array of Kraft sauces, dressings and cheeses.

Kraft Foods Europe:
Snacks:	Milka, Suchard, Côte d’Or, Marabou, Toblerone, Freia, Terry’s, Daim / Dime, Lacta, Pavlides, Twist, Merenda and Mirabell chocolate confectionery products; and Oreo, Digestive, Tuc, Mini-Star, Mikado (under license), Ourson, Petit Déjeuner, Cracotte, Belin, Heudebert, Grany, Petit Écolier, Saiwa, Oro, Fonzies, Start, Prince and Belvita biscuits.
Beverages:	Jacobs, Gevalia, Carte Noire, Jacques Vabre, Kaffee HAG, Grand’ Mère, Kenco, Saimaza, Maxwell House, Onko, Splendid, Starbucks (under license) and Karat coffees; Tassimo hot beverage system; Tang powdered beverages; and Suchard Express, O’Boy and Kaba chocolate drinks.
Cheese:	Dairylea, Sottilette, Osella and El Caserío cheeses; and Philadelphia cream cheese.
Grocery:	Kraft pourable and spoonable salad dressings; Miracel Whip spoonable dressings; and Mirácoli sauces.
Convenient Meals:	Lunchables lunch combinations; Mirácoli pasta dinners and sauces; and Simmenthal canned meats.
Kraft Foods Developing Markets:
Snacks:	Milka, Toblerone, Lacta, Côte d’Or, Shot, Terrabusi, Suchard, Alpen Gold, Karuna, Korona, Poiana, Svoge, Ukraina, Vozdushny, Chudny Vecher, Terry’s, Figaro, Prince Polo / Siesta, Piros, Mogyoros and Gallito chocolate confectionery products; Oreo, Chips Ahoy!, Ritz, Club Social, Express, Kraker Bran, Honey Bran, Aveny Bran, Marbu, Variedad, Pacific, Belvita, Cerealitas, Lucky, Trakinas, Tuc, Mikado (under license), Ourson, Petit Déjeuner, Cracotte, Bolshevik, Prichuda, Jubilee, Major, Merendina, Jacob’s, Chipsmore, Twisties, Biskuat / Tiger, Milk Biscuit, Hi Calcium Soda, Pépito, Gyori and PIM’s biscuits; and Estrella, Kar, Lux and Planters nuts and salted snacks.
Beverages:	Maxwell House, Maxim, Carte Noire, Nova Brasilia and Jacobs coffee; and Tang, Clight, Kool-Aid, Verao, Frisco, Q-Refres-Ko, Royal and Fresh powdered beverages.
Cheese:	Kraft, Velveeta and Eden processed cheeses; Philadelphia cream cheese; Kraft natural cheese; and Cheez Whiz processed cheese spread.
Grocery:	Royal dry packaged desserts; Kraft spoonable and pourable salad dressings; Miracle Whip spoonable dressings; Jell-O dessert toppings; Kraft peanut butter; and Vegemite yeast spread.
Convenient Meals:	Kraft macaroni and cheese dinners.

Significant Acquisitions and Divestitures

Cadbury Acquisition:

On January 19, 2010, we announced the terms of our final offer for each outstanding ordinary share of Cadbury plc (“Cadbury”), including each ordinary share represented by an American Depositary Share (“Cadbury ADS”), and the Cadbury board of directors recommended that Cadbury shareholders accept the terms of the final offer. Under the terms of the offer, we agreed to pay Cadbury shareholders 500 pence in cash and 0.1874 shares of Kraft Foods Common Stock per Cadbury ordinary share validly tendered and 2,000 pence in cash and 0.7496 shares of Kraft Foods Common Stock per Cadbury ADS validly tendered. This valued each Cadbury ordinary share at 840 pence and each Cadbury ADS at £33.60 (based on the closing price of $29.58 for a share of Kraft Foods Common Stock on January 15, 2010 and an exchange rate of $1.63 per £1.00) and valued the entire issued share capital of Cadbury at £11.9 billion (approximately $19.4 billion) on January 15, 2010, the last trading day before the publication of our final offer. The combination of Kraft Foods and Cadbury will create a global powerhouse in snacks, confectionery and quick meals with a rich portfolio of iconic brands.

On February 2, 2010, all of the conditions to the offer were satisfied or validly waived, the initial offer period expired and a subsequent offer period immediately began. At that point, we had received acceptances of 71.73% of the outstanding Cadbury ordinary shares, including those represented by Cadbury ADSs. The subsequent offer period remains open until further notice and at least 14 days of notice will be given if Kraft Foods decides to close the offer. As of February 15, 2010, we had received acceptances of 1,262,356,520 shares representing 91.02% of the outstanding Cadbury ordinary shares, including those represented by Cadbury ADSs. As we have received acceptances of over 90% of Cadbury shares, we are in the process of acquiring the remaining Cadbury ordinary shares that are not tendered in the offer, including those represented by Cadbury ADSs, through a compulsory acquisition procedure under the United Kingdom Companies Act of 2006, as amended. Additionally, as a condition of the EU Commission’s approval of the Cadbury acquisition, we are required to divest confectionary operations in Poland and Romania. As part of our acquisition of Cadbury, we expensed approximately $40 million in transaction related fees in 2009 as we incurred them, and we also incurred $40 million in financing fees in 2009 related to the acquisition.

Pizza Divestiture:

On January 4, 2010, we entered into an agreement to sell the assets of our North American frozen pizza business (“Frozen Pizza”) to Nestlé USA, Inc. (“Nestlé”) for total consideration of $3.7 billion. Our Frozen Pizza business is a component of our U.S. Convenient Meals and Canada & N.A. Foodservice segments. The sale, which is subject to customary conditions, including regulatory clearances, includes the DiGiorno, Tombstone and Jack’s brands in the U.S., the Delissio brand in Canada and the California Pizza Kitchen trademark license. It also includes two Wisconsin manufacturing facilities (Medford and Little Chute) and the leases for the pizza depots and delivery trucks. It is estimated that approximately 3,400 of our employees will transfer with the business to Nestlé. We anticipate that the transaction will close in the first quarter of 2010.

Post Cereals Split-off:

On August 4, 2008, we completed the split-off of the Post cereals business into Ralcorp Holdings, Inc., after an exchange with our shareholders. Accordingly, the Post cereals business prior period results were reflected as discontinued operations on the consolidated statement of earnings. The exchange was expected to be tax-free to participating shareholders for U.S. federal income tax purposes.

In this split-off transaction, approximately 46.1 million shares of Kraft Foods Common Stock were tendered for $1,644 million. Our shareholders had the option to exchange some or all of their shares of Kraft Foods Common Stock and receive shares of common stock of Cable Holdco, Inc. (“Cable Holdco”). Cable Holdco was our wholly owned subsidiary that owned certain assets and liabilities of the Post cereals business. In exchange for the contribution of the Post cereals business, Cable Holdco issued approximately $665 million in debt securities, issued shares of its common stock and assumed a $300 million credit facility. Upon closing, we used the cash equivalent net proceeds, approximately $960 million, to repay debt. As a result of the split-off, we recorded a gain on discontinued operations of $926 million, or $0.61 per diluted share, in 2008.

LU Biscuit Acquisition:

On November 30, 2007, we acquired the Groupe Danone S.A. global LU biscuit business (“LU Biscuit”) for €5.1 billion (approximately $7.6 billion) in cash. The acquisition included 32 manufacturing facilities and approximately 14,000 employees. LU Biscuit reports results from operations on a one month lag; accordingly, there was no effect on our 2007 operating results. On a proforma basis, LU Biscuit would have contributed net revenues of $2.8 billion during 2007, and LU Biscuit’s contribution to net earnings would have been insignificant to Kraft Foods.

See Note 2, Acquisitions and Divestitures, to our consolidated financial statements for additional information on these transactions.

Customers

Our five largest customers accounted for approximately 27% of our net revenues in 2009 compared with 27% in 2008 and 29% in 2007. Our ten largest customers accounted for approximately 36% of our net revenues in 2009 compared with 36% in 2008 and 40% in 2007. One of our customers, Wal-Mart Stores, Inc., accounted for approximately 16% of our net revenues in 2009 compared with 16% in 2008 and 15% in 2007.

Seasonality

Demand for some of our products may be influenced by holidays, changes in seasons or other annual events. However, overall sales of our products are generally evenly balanced throughout the year due to the offsetting nature of demands for our diversified product portfolio.

Competition

We face competition in all aspects of our business. Competitors include large national and international companies and numerous local and regional companies. Some competitors have different profit objectives and some international competitors are less susceptible to currency exchange rates. We also compete with generic products and retailer brands, wholesalers and cooperatives. We compete primarily on the basis of product quality, brand recognition, brand loyalty, service, marketing, advertising and price. Moreover, improving our market position or introducing a new product requires substantial advertising and promotional expenditures.

Distribution and Marketing

Our products are generally sold to supermarket chains, wholesalers, supercenters, club stores, mass merchandisers, distributors, convenience stores, gasoline stations, drug stores, value stores and other retail food outlets. In general, the retail trade for food products is consolidating. Food products are distributed through distribution centers, satellite warehouses, company-operated and public cold-storage facilities, depots and other facilities. We currently distribute most products in North America through a combination of direct store delivery and warehouse delivery. Outside of North America, our products are distributed through warehouse delivery and through the services of independent sales offices and agents.

Our marketing efforts are conducted through three principal sets of activities: (i) consumer marketing in broadcast, print, outdoor and on-line media; (ii) consumer incentives such as coupons and contests; and (iii) trade promotions to support price features, displays and other merchandising of our products by our customers.

Raw Materials and Packaging

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

We purchase our dairy raw material requirements, including milk and cheese, from independent third parties such as agricultural cooperatives and independent processors. The prices for milk and other dairy product purchases are substantially influenced by market supply and demand, as well as by government programs. Dairy commodity costs on average were lower in 2009 than in 2008. Significant cost items in our biscuit and grocery products are grains (wheat, corn and soybean oil). Grain costs have experienced significant volatility as a result of burgeoning global demand for food, livestock feed and biofuels such as ethanol and biodiesel. Grain costs on average were relatively flat from 2008 to 2009. The most significant cost item in coffee products is green coffee beans, which are purchased on world markets. Green coffee bean prices are affected by the quality and availability of supply, changes in the value of the U.S. dollar in relation to certain other currencies and consumer demand for coffee products. Green coffee bean costs on average were lower in 2009 than in 2008. A significant cost item in chocolate confectionery products is cocoa, which is purchased on world markets, and the price of which is affected by the quality and availability of supply and changes in the value of the British pound and the U.S. dollar relative to certain other currencies. Cocoa bean and cocoa butter costs on average were higher in 2009 than in 2008.

During 2009, our aggregate commodity costs decreased primarily as a result of lower dairy costs. For 2009, our commodity costs were approximately $150 million lower than 2008, following an increase of approximately $2.0 billion in 2008 compared to 2007. Overall, we expect commodity costs to continue to be volatile in 2010.

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

Intellectual Property

We consider our trademarks, in the aggregate, to be material to our business. We protect our trademarks by registration or otherwise in the U.S. and in other markets where we sell our products. Trademark protection continues in some countries for as long as the mark is used and in other countries for as long as it is registered. Registrations generally are for renewable, fixed terms. From time to time, we grant third parties licenses to use one or more of our trademarks in particular locations. Similarly, we sell some of our products under brands we license from third parties, including at December 31, 2009:

•	Starbucks coffee, Seattle’s Best coffee and Tazo teas for sale in U.S. grocery stores and other distribution channels;
•	Starbucks and Seattle’s Best coffee T-Discs and Tazo teas T-Discs for use in our Tassimo hot beverage system;
•	Capri Sun packaged juice drinks for sale in the U.S. and Canada;
•	Taco Bell Home Originals Mexican style food products for sale in U.S. grocery stores; and
•	California Pizza Kitchen frozen pizzas for sale in U.S. grocery stores.

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

Research and Development

We pursue four objectives in research and development: product safety and quality; growth through new products; superior consumer satisfaction; and reduced costs. We have approximately 2,300 food scientists, chemists and engineers working primarily in six key technology centers: East Hanover, New Jersey; Glenview, Illinois; Tarrytown, New York; Banbury, United Kingdom; Paris, France; and Munich, Germany. These technology centers are equipped with pilot plants and state-of-the-art instruments. Research and development expense was $477 million in 2009, $498 million in 2008 and $442 million in 2007.

Regulation

Our U.S. food products and packaging materials are primarily regulated by the U.S. Food and Drug Administration or, for products containing meat and poultry, the U.S. Food Safety and Inspection Service of the U.S. Department of Agriculture. These agencies enact and enforce regulations relating to the manufacturing, distribution and labeling of food products.

In addition, various states regulate our U.S. operations by licensing plants, enforcing federal and state standards for selected food products, grading food products, inspecting plants and warehouses, regulating trade practices related to the sale of dairy products and imposing their own labeling requirements on food products.

Many of the food commodities we use in our U.S. operations are subject to governmental agricultural programs. These programs have substantial effects on prices and supplies and are subject to periodic U.S. Congressional and administrative review.

All of our non-U.S. based operations are subject to local and national regulations, some of which are similar to those applicable to our U.S. operations. For example, in the European Union, we must comply with requirements that apply to labeling, packaging, food content, pricing, marketing and advertising and related areas.

Environmental Regulation

We are subject to various federal, state and local laws in the U.S. and laws and regulations outside of the U.S. relating to the protection of the environment. We accrue for environmental remediation obligations on an undiscounted basis when amounts are probable and can be reasonably estimated. The accruals are adjusted as new information develops or circumstances change. Recoveries of environmental remediation costs from third parties are recorded as assets when recovery of those costs is deemed probable. In the U.S., the laws and regulations include the Clean Air Act 1990, the Clean Water Act 1972, the Resource Conservation and Recovery Act 1976 and Superfund (the environmental program established to address abandoned hazardous waste sites), which imposes joint and severable liability on each responsible party. At December 31, 2009, our subsidiaries were involved in 71 active actions in the U.S. under Superfund legislation (and other similar actions) related to current operations and certain former or divested operations for which we retain liability.

Outside the U.S., we are subject to applicable multi-national, national and local environmental laws and regulations in the countries in which we do business. Outside the U.S., we have specific programs across our business units designed to meet applicable environmental compliance requirements.

Based on information currently available, we believe that the ultimate resolution of existing environmental remediation actions and our compliance in general with environmental laws and regulations will not have a material effect on our financial results. However, we cannot quantify with certainty the potential impact of future compliance efforts and environmental remediation actions.

Employees

At December 31, 2009, we employed approximately 97,000 people worldwide. Labor unions represent approximately 26% of our 40,000 U.S. employees. Most of the unionized workers at our U.S. locations are represented under contracts with the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union; the United Food and Commercial Workers International Union; and the International Brotherhood of Teamsters. These contracts expire at various times throughout the next several years. Outside the U.S., labor unions or workers’ councils represent approximately 60% of our 57,000 employees. Our business units are subject to various laws and regulations relating to their relationships with their employees. These laws and regulations are specific to the location of each business unit. In addition, in accordance with European Union requirements, we have established a European Works Council composed of management and elected members of our workforce. We believe that our relationships with employees and their representative organizations are good.

In 2008, we completed our five-year restructuring program. As part of the program, we announced the elimination of approximately 18,600 positions. As of December 31, 2009, we had eliminated approximately 17,300 of those positions.

Executive Officers of the Registrant

The following were our executive officers on February 25, 2010:

Name	Age	Title
Irene B. Rosenfeld	56	Chairman and Chief Executive Officer
David A. Brearton	49	Executive Vice President, Operations and Business Services
Michael A. Clarke	45	Executive Vice President and President, Kraft Foods Europe
Marc S. Firestone	50	Executive Vice President, Corporate and Legal Affairs and General Counsel
Sanjay Khosla	58	Executive Vice President and President, Kraft Foods International
Karen J. May	51	Executive Vice President, Global Human Resources
Timothy R. McLevish	54	Executive Vice President and Chief Financial Officer
Michael Osanloo	43	Executive Vice President, Strategy
Jean E. Spence	52	Executive Vice President, Research, Development and Quality
W. Anthony Vernon	54	Executive Vice President and President, Kraft Foods North America
Mary Beth West	47	Executive Vice President and Chief Marketing Officer

Ms. Rosenfeld was appointed Chief Executive Officer of Kraft Foods in June 2006 and Chairman of the Board in March 2007. Prior to that, she had been Chairman and Chief Executive Officer of Frito-Lay, a division of PepsiCo, Inc., a food and beverage company, from September 2004 to June 2006. Previously, Ms. Rosenfeld was employed continuously by Kraft Foods, and its predecessor, General Foods Corporation, in various capacities from 1981 until 2003, including President of Kraft Foods North America. She is also a Trustee of Cornell University.

Mr. Brearton was appointed as Executive Vice President, Operations and Business Services effective January 1, 2008. Prior to that, he served as Executive Vice President, Global Business Services and Strategy, as Senior Vice President of Business Process Simplification and as Corporate Controller for Kraft Foods. He previously served as a Senior Vice President, Finance for Kraft Foods International. Mr. Brearton first joined Kraft Foods in 1984. Mr. Brearton is also on the Board of Directors of Feeding America.

Mr. Clarke joined Kraft Foods as President, Kraft Foods Europe on January 2, 2009 and was appointed Executive Vice President and President, Kraft Foods Europe on January 27, 2009. Prior to joining Kraft Foods, Mr. Clarke spent 12 years with The Coca-Cola Company, a beverage company, most recently serving as President of the Northwest Europe and Nordics businesses from August 2005 to December 2008 and as President of the South Pacific and Korea businesses from March 2000 to July 2005. Mr. Clarke is also on the Advisory Board of the Inspire Foundation.

Mr. Firestone was appointed as Executive Vice President, Corporate and Legal Affairs and General Counsel in January 2006. He previously served as Kraft Foods’ Executive Vice President, General Counsel and Corporate Secretary. Prior to joining Kraft Foods in 2003, Mr. Firestone served as Senior Vice President and General Counsel of Philip Morris International, a tobacco company.

Mr. Khosla was appointed as Executive Vice President and President, Kraft Foods International in January 2007. Before joining Kraft Foods, he served as the Managing Director of the consumer and foodservice business for the New Zealand-based Fonterra Co-operative Group, a dairy company. Previously, Mr. Khosla spent 27 years with Unilever, a consumer products company, in India, London and Europe. Mr. Khosla also serves on the boards of Best Buy Co., Inc. and NIIT Ltd. and is a trustee of the Goodman Theater Company in Chicago.

Ms. May was appointed as Executive Vice President, Global Human Resources in October 2005. Prior to joining Kraft Foods, she had been Corporate Vice President, Human Resources for Baxter International Inc., a healthcare company, since February 2001. Ms. May also serves on the Board of Directors of MB Financial Inc.

Mr. McLevish was appointed as Executive Vice President and Chief Financial Officer in October 2007. Prior to that, he had been the Senior Vice President and Chief Financial Officer at Ingersoll-Rand Company Limited, an industrial company, since June 2002. Mr. McLevish also serves on the Board of Directors of Kennametal Inc.

Mr. Osanloo was appointed as Executive Vice President, Strategy in April 2008. Prior to joining Kraft Foods, Mr. Osanloo served as Senior Vice President, Marketing at Harrah’s Entertainment, a provider of branded casino entertainment, from July 2005 until March 2008. Previously, Mr. Osanloo was a partner in the retail and consumer products practice at Bain & Company, a management consulting firm, from August 1996 until June 2005.

Ms. Spence was appointed as Executive Vice President, Research, Development and Quality in January 2004. Prior to her current position, Ms. Spence served as the Senior Vice President, Research and Development, Kraft Foods North America. She joined Kraft Foods in 1981. Ms. Spence also serves on the Board of Directors of International Life Sciences Institute.

Mr. Vernon joined Kraft Foods as Executive Vice President and President, Kraft Foods North America in August 2009. Prior to that, he was the Healthcare Industry Partner of Ripplewood Holdings Inc., a private equity firm, since 2006. Mr. Vernon spent 23 years with Johnson & Johnson, a pharmaceutical company, in a variety of leadership positions, most recently serving as Company Group Chairman of DePuy Inc., an orthopedics company and subsidiary of Johnson & Johnson, from 2004 to 2005. Mr. Vernon also serves on the Board of Directors of Medivation, Inc.

Ms. West was appointed as Executive Vice President and Chief Marketing Officer in October 2007. Previously, she served as a Group Vice President for Kraft Foods and President of the North America Beverages Sector. Ms. West

joined Kraft Foods in 1986. Ms. West also serves on the Board of Directors of J.C. Penney Co., Inc. and is a member of the Executive Leadership Council.

Mr. Searer, 56, served as Executive Vice President and President, Kraft Foods North America from September 2006 until August 2009. Previously, Mr. Searer served as the Group Vice President and President, North America Convenient Meals Sector. Mr. Searer joined Kraft Foods in 1981. Mr. Searer also serves on the Board of Directors of Bush Brothers & Company. Mr. Searer retired from Kraft Foods in September 2009.

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

In addition, we adopted Corporate Governance Guidelines, charters for each of the Board’s five standing committees and the Code of Business Conduct and Ethics for Directors. All of these materials are available on our website at www.kraftfoodscompany.com and will be provided free of charge to any shareholder requesting a copy by writing to: Corporate Secretary, Kraft Foods Inc., Three Lakes Drive, Northfield, IL 60093. Certain of these materials may also be found in our proxy statement relating to our 2010 Annual Meeting of Shareholders.

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

You can also read and copy any document that we file, including this Annual Report on Form 10-K, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Call the SEC at 1-800-SEC-0330 for information on the operation of the Public Reference Room. In addition, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including Kraft Foods, that file electronically with the SEC.

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

The food industry is highly competitive. We compete based on price, product innovation, product quality, brand recognition and loyalty, effectiveness of marketing, promotional activity and the ability to identify and satisfy consumer preferences.

From time to time, we may need to reduce our prices in response to competitive and customer pressures and to maintain our market share. Competition and customer pressures may also restrict our ability to increase prices in response to commodity and other input cost increases. Our results of operations will suffer if profit margins decrease as a result of a reduction in prices, increased input costs or other factors, and if we are unable to increase sales volumes to offset those profit margin decreases.

Retailers are increasingly offering retailer brands that compete with some of our products. It is important that our products provide higher value and / or quality to our consumers than less expensive alternatives. If the difference in value or quality between our products and those of retailer brands narrows, or if the perceived difference in quality narrows, then consumers may not buy our products. Furthermore, during periods of economic uncertainty, such as we continue to experience, consumers tend to purchase more retailer brands or other economy brands, which could reduce sales volumes of our products or shift our product mix to our lower margin offerings. If we are not able to maintain or improve our brand image or value proposition, it could have a material effect on our market share and our profitability.

We may also need to increase spending on marketing, advertising and new product innovation to protect existing market share or increase market share. The success of our investments is subject to risks, including uncertainties about trade and consumer acceptance. As a result, our increased expenditures may not maintain or enhance market share and could result in lower profitability.

The consolidation of retail customers, the loss of a significant customer or a material reduction in sales to a significant customer could affect our operating margins, our profitability, our net revenues and our results of operations.

Retail customers, such as supermarkets, warehouse clubs and food distributors in the U.S., the European Union and our other major markets, continue to consolidate. These consolidations have produced large, sophisticated customers with increased buying power. These larger retailers, capable of operating with reduced inventories, can resist price increases and demand lower pricing, increased promotional programs and specifically tailored products. In addition, they may use shelf space currently used for our products for their own retailer brands. The consolidation of retail customers also increases the risk that a severe adverse impact on their business operations could have a corresponding material adverse effect on us. Also, our retail customers may be affected by recent economic conditions. For example, they may not have access to funds or financing and that could cause them to delay, decrease or cancel purchases of our products, or to not pay us or to delay paying us for previous purchases.

During 2009, our five largest customers accounted for approximately 27% of our net revenues with our largest customer Wal-Mart Stores, Inc., accounting for approximately 16% of our net revenues. There can be no assurance that all significant customers will continue to purchase our products in the same quantities that they have in the past. The loss of any one of our significant customers or a material reduction in sales to a significant customer could have a material adverse effect on our net revenues and results of operations.

Increased price volatility for commodities we purchase may affect our profitability.

We are a major purchaser of commodities, including dairy, coffee, cocoa, wheat, corn products, soybean and vegetable oils, nuts, meat products, and sugar and other sweeteners. In addition, we use significant quantities of plastic, glass and cardboard to package our products, and natural gas for our factories and warehouses. Price volatility for commodities we purchase has increased due to conditions outside of our control, including recent economic conditions, currency fluctuations, availability of supply, weather, consumer demand and changes in governmental agricultural programs. Although we monitor our exposure to commodity prices as an integral part of our overall risk management program, continued volatility in the prices of commodities we purchase could increase the costs of our products and services, and our profitability could suffer.

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

If we do not succeed in offering products that appeal to consumers, our sales and market share will decrease and our profitability could suffer. We must be able to distinguish among short-term fads, mid-term trends and long-term changes in consumer preferences. If we are unable to accurately predict which shifts in consumer preferences will be long-term, or if we fail to introduce new and improved products to satisfy those preferences, our sales could decline. In addition, because of our varied consumer base, we must offer a sufficient array of products to satisfy the broad spectrum of consumer preferences. If we fail to expand our product offerings successfully across product categories or if we do not rapidly develop products in faster growing and more profitable categories, demand for our products will decrease and our profitability could suffer.

Prolonged negative perceptions concerning the health implications of certain food products could influence consumer preferences and acceptance of some of our products and marketing programs. For example, recently, consumers have been increasingly focused on health and wellness, including weight management and sodium consumption. Although we strive to respond to consumer preferences and social expectations, we may not be successful in these efforts. Continued negative perceptions and failure to satisfy consumer preferences could decrease demand for our products and adversely affect our profitability.

As a multinational corporation, our operations are subject to additional risks.

We generated approximately 48% of our 2009 net revenues, 49% of our 2008 net revenues and 43% of our 2007 net revenues outside the U.S. The percentage of the combined company’s sales generated outside of the U.S. will increase in 2010, due to the acquisition of Cadbury and with the anticipated sale of our Frozen Pizza business. With operations in over 70 countries, our operations are subject to risks inherent in multinational operations, including:

•	fluctuations in currency values,
•	unpredictability of foreign currency exchange controls,
•	discriminatory fiscal policies,
•	compliance with a variety of local regulations and laws,
•	changes in tax laws and the interpretation of those laws,
•	difficulties enforcing intellectual property and contractual rights in certain jurisdictions, and
•	greater risk of uncollectible accounts and longer collection cycles.

In addition, certain jurisdictions could impose tariffs, quotas, trade barriers, and other similar restrictions on our sales. Moreover, our business operations could be interrupted and negatively affected by economic changes, geopolitical regional conflicts, terrorist activity, political unrest, civil strife, acts of war, and other economic or political uncertainties. All of these risks could result in increased costs or decreased revenues, either of which could adversely affect our profitability.

If we are unable to expand our operations in certain emerging markets, our growth rate could be negatively affected.

In 2007, we unveiled our strategies to grow our operations with increased focus on emerging markets, especially Brazil, Russia, China and other regions of Southeast Asia. The success of our operations depends in part on our ability to grow our business in these and other emerging markets. In some cases, emerging markets have greater political and economic volatility and greater vulnerability to infrastructure and labor disruptions. In addition, emerging markets are becoming more competitive as other companies grow globally and local low cost manufacturers expand their production capacities. If we are unable to increase our business in emerging markets, our market share and profitability could be adversely affected.

We may not be able to consummate proposed acquisitions or divestitures successfully or integrate acquired businesses successfully.

From time to time, we may evaluate acquisition candidates that would strategically fit our business objectives. If we are unable to complete acquisitions, or integrate successfully and develop these businesses to realize revenue growth and cost savings, including recently acquired Cadbury, our financial results could be adversely affected. In addition, from time to time, we divest businesses that do not meet our strategic objectives, or do not meet our growth or profitability targets. Our profitability may be affected by either gains or losses on the sales of, or lost operating income from, those businesses. Also, we may not be able to complete desired or proposed divestitures on terms favorable to us. Moreover, we may incur asset impairment charges related to acquisitions or divestitures which may reduce our profitability. Finally, our acquisition or divestiture activities may present financial, managerial and operational risks, including diversion of management attention from existing core businesses, difficulties integrating or separating personnel and financial and other systems, adverse effects on existing business relationships with suppliers and customers, inaccurate estimates of fair value made in the accounting for acquisitions and amortization of acquired intangible assets which would reduce future reported earnings, potential loss of customers or key employees of acquired businesses, and indemnities and potential disputes with the buyers or sellers. Any of these activities could affect our product sales, financial condition and results of operations.

Business process improvement initiatives to harmonize our systems and processes may fail to operate as designed and intended.

We regularly implement business process improvement initiatives to harmonize our systems and processes and to optimize our performance. Our current business process initiatives include, but are not limited to, our reorganization of our European operations, the delivery of a SAP enterprise resource planning application, and the outsourcing of certain administrative functions. If our business process improvement initiatives fail, our ability to improve existing operations, achieve anticipated cost savings and support future growth could be delayed.

Changes in our debt ratings and the effects of volatile economic conditions on the credit market could adversely affect our borrowing costs and liquidity.

Our debt ratings depend generally on the amount of our debt and our ability to service our debt. A downgrade in our debt ratings, including as a result of incurring additional debt, would, and disruptions in the commercial paper market or the effects of other volatile economic conditions on the credit market could, reduce the amount of commercial paper that we could issue. In addition, any of these risks could raise our borrowing costs for both short-term and long-term debt offerings.

Legal claims, product recalls or other regulatory enforcement actions could affect our sales, reputation and profitability.

As a large food company that operates in a highly regulated, highly competitive environment with growing retailer power and a constantly evolving legal and regulatory framework around the world, we are subject to heightened risk of legal claims or other regulatory enforcement actions. Legal claims or regulatory enforcement actions arising out of our failure or alleged failure to comply with applicable laws and regulations could adversely affect our sales, reputation and profitability.

Further, selling products for human consumption involves inherent risks. We could be required to recall products due to product contamination, spoilage or other adulteration, product misbranding or product tampering.

We may also suffer losses if our products or operations violate applicable laws or regulations, or if our products cause injury, illness or death. In addition, our marketing could be the target of claims of false or deceptive advertising or other criticism. A significant product liability or other legal judgment or a related regulatory enforcement action against us, or a widespread product recall, may adversely affect our profitability. Moreover, even if a product liability or consumer fraud claim is unsuccessful, has no merit or is not pursued, the negative publicity surrounding assertions against our products or processes could adversely affect our sales, reputation and profitability.

Increased regulation could increase our costs and affect our profitability.

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

At the end of 2009, the projected benefit obligation of our defined benefit pension plans was $10.6 billion and assets were $8.9 billion. The difference between plan obligations and assets, or the funded status of the plans, significantly affects the net periodic benefit costs of our pension plans and the ongoing funding requirements of those plans. Among other factors, changes in interest rates, mortality rates, early retirement rates, investment returns and the market value of plan assets can (i) affect the level of plan funding; (ii) cause volatility in the net periodic pension cost; and (iii) increase our future funding requirements. In addition, if we divest certain businesses, we may be required to increase future contributions to the benefit plans and the related net periodic pension cost could increase.

We expect to make approximately $240 million in contributions to our pension plans in 2010, which is approximately $380 million less than we made in 2009. We also expect that our net pension cost will increase by approximately $50 million to approximately $440 million in 2010. As this disclosure was made as of December 31, 2009, it does not reflect the impacts of our recent acquisition and divestiture activity. Additionally, volatile economic conditions increase the risk that we may be required to make additional cash contributions to the pension plans and recognize further increases in our net pension cost beyond 2010.

Item 1B.  Unresolved Staff Comments.

We have received no written comments regarding our quarterly, annual or current reports from the staff of the SEC that remain unresolved.

Item 2.  Properties.

We have 159 manufacturing and processing facilities worldwide. In North America, we have 54 facilities, and outside of North America, we have 105 facilities located in 44 countries. These manufacturing and processing facilities are located throughout the following territories:

Territory	Number of Facilities
U.S.	46
Canada	8
Western Europe	42
Central & Eastern Europe, Middle East and Africa	30
Latin America	15
Asia Pacific	18

Total	159

We own 152 and lease 7 of these manufacturing and processing facilities. It is our practice to maintain all of our plants and properties in good condition, and we believe they are suitable and adequate for our present needs.

We have publicly announced, but not yet completed, the sale or closure of two facilities in Central & Eastern Europe, Middle East and Africa, one facility in Latin America and two facilities in Asia Pacific. The numbers above include these facilities.

We also have 313 distribution centers and depots worldwide. We own 38 of these distribution centers and 3 of these depots, and we lease 124 of these distribution centers and 148 of these depots. In North America, we have 298 distribution centers and depots, more than 75% of which support our direct store delivery systems. Outside North America, we have 15 distribution centers in 10 countries.

These facilities are in good condition, and we believe they have sufficient capacity to meet our distribution needs in the near future. As this disclosure was made as of December 31, 2009, it does not reflect the impacts of our recent acquisition and divestiture activity.

Item 3.  Legal Proceedings.

We routinely are involved in legal proceedings, claims, and governmental inspections or investigations (“Legal Matters”) arising in the ordinary course of our business.

Competition authorities in the European Union have opened various investigations into possible anticompetitive activity in the fast moving consumer goods (“FMCG”) sector, which includes products such as chocolate and coffee. In Germany, the Federal Cartel Office (“FCO”) is investigating a number of FMCG companies, including Kraft Foods. We are cooperating and in contact with the FCO. At this time, we cannot predict with certainty the course or the outcome of these investigations.

Currently, we do not believe that the ultimate costs to resolve any of the Legal Matters will have a material effect on our financial results.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2009.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The principal stock exchange on which our Common Stock is listed is the NYSE. At January 29, 2010, there were approximately 80,887 holders of record of our Common Stock. As part of our February 2, 2010 acquisition of Cadbury plc, we anticipate issuing approximately 260 million additional shares of our Common Stock to the approximately 45,000 Cadbury plc shareholders of record.

Comparison of Five-Year Cumulative Total Return

The following graph compares the cumulative total return on our Common Stock with the cumulative total return of the S&P 500 Index and the performance peer group index. The graph shows total shareholder return assuming $100 was invested on December 31, 2004 and dividends were reinvested on a quarterly basis.

Date	Kraft Foods	S&P 500	Performance Peer Group

December 2004	$100.00	$100.00	$100.00
December 2005	81.37	104.90	106.24
December 2006	106.15	121.43	127.50
December 2007	100.07	128.09	153.45
December 2008	85.51	80.77	123.55
December 2009	90.63	102.08	147.74

The Kraft Foods performance peer group consists of the following companies considered our market competitors, or that have been selected on the basis of industry, level of management complexity, global focus or industry leadership: Cadbury plc, Campbell Soup Company, The Clorox Company, The Coca-Cola Company, Colgate-Palmolive Company, ConAgra Foods, Inc., Diageo plc, General Mills, Inc., DANONE, H.J. Heinz Company, Hershey Foods Corporation, Kellogg Company, Nestlé S.A., PepsiCo, Inc., The Procter & Gamble Company, Sara Lee Corporation, and Unilever N.V.

Portions of the information called for under Part II Item 5(a) are incorporated by reference to Note 17, Quarterly Financial Data (Unaudited), which is included within Item 8.

This performance graph and other information furnished under this Part II Item 5(a) of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act of 1934, as amended.

Issuer Purchases of Equity Securities during the Quarter ended December 31, 2009

The following activity represents shares tendered by our employees who used shares to exercise options, and who used shares to pay the related taxes for grants of restricted and deferred stock that vested. Accordingly, these are non-cash transactions.

	Total Number of Shares	Average Price Paid per Share

October 1-31, 2009	38,524	$26.02
November 1-30, 2009	81,302	$26.66
December 1-31, 2009	19,185	$26.96

For the Quarter Ended December 31, 2009	139,011	$26.52

Item 6.  Selected Financial Data.

Kraft Foods Inc.

Selected Financial Data—Five Year Review

(in millions of dollars, except per share and employee data)

	2009	2008	2007	2006	2005
Summary of Operations:
Net revenues	$40,386	$41,932	$35,858	$33,018	$32,779
Cost of sales	25,786	28,088	23,656	21,190	21,115
Operating income	5,524	3,843	4,176	4,158	4,373
Operating margin	13.7%	9.2%	11.6%	12.6%	13.3%
Interest and other expense, net	1,237	1,240	604	510	635

Earnings from continuing operations before income taxes	4,287	2,603	3,572	3,648	3,738
Provision for income taxes	1,259	755	1,080	816	1,066
Earnings / (loss) from discontinued operations, net of income taxes	-	1,045	232	233	(33)

Net earnings	3,028	2,893	2,724	3,065	2,639
Noncontrolling interest	7	9	3	5	3

Net earnings attributable to Kraft Foods	3,021	2,884	2,721	3,060	2,636
Basic EPS attributable to Kraft Foods:
Continuing operations	2.04	1.22	1.56	1.70	1.57
Discontinued operations	-	0.70	0.15	0.14	(0.02)

Net earnings attributable to Kraft Foods	2.04	1.92	1.71	1.84	1.55
Diluted EPS attributable to Kraft Foods:
Continuing operations	2.03	1.21	1.56	1.70	1.57
Discontinued operations	-	0.69	0.14	0.14	(0.02)

Net earnings attributable to Kraft Foods	2.03	1.90	1.70	1.84	1.55
Dividends declared per share	1.16	1.12	1.04	0.96	0.87
Dividends declared as a % of Basic EPS	56.9%	58.3%	60.8%	52.2%	56.1%
Dividends declared as a % of Diluted EPS	57.1%	58.9%	61.2%	52.2%	56.1%
Weighted-average shares - Basic	1,478	1,505	1,591	1,659	1,699
Weighted-average shares - Diluted	1,486	1,515	1,600	1,661	1,699
Net cash provided by operating activities	5,084	4,141	3,571	3,720	3,464
Capital expenditures	1,330	1,367	1,241	1,169	1,171
Free cash flow*	3,754	2,774	2,330	2,551	2,293
Depreciation	905	963	873	884	869
Property, plant and equipment, net	10,693	9,917	10,778	9,693	9,817
Inventories, net	3,775	3,881	4,238	3,436	3,272
Total assets	66,714	63,173	68,132	55,548	57,597
Long-term debt	18,024	18,589	12,902	7,081	8,475
Total debt	18,990	20,251	21,009	10,821	11,200
Total long-term liabilities	29,251	29,773	23,574	16,520	19,285
Total Kraft Foods Shareholders' Equity	25,876	22,295	27,407	28,536	29,574
Total Equity	25,972	22,356	27,445	28,562	29,600
Book value per common share outstanding	17.51	15.18	17.87	17.44	17.71
Market price per Common Stock share - high / low	29.84-20.81	34.97-24.75	37.20-29.95	36.67-27.44	35.65-27.88
Closing price of Common Stock at year end	27.18	26.85	32.63	35.70	28.17
Price / earnings ratio at year end - Basic	13	14	19	19	18
Price / earnings ratio at year end - Diluted	13	14	19	19	18
Shares outstanding at year end	1,478	1,469	1,534	1,636	1,670
Number of employees	97,000	98,000	103,000	90,000	94,000

*	Please see Non-GAAP Financial Measures section at the end of Item 7.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussions should be read in conjunction with the other sections of this report, including the consolidated financial statements and related notes contained in Item 8 of this Annual Report on Form 10-K.

Description of the Company

We manufacture and market packaged food products, including snacks, beverages, cheese, convenient meals and various packaged grocery products, in approximately 160 countries.

Executive Summary

The following executive summary is intended to provide significant highlights of the discussion and analysis that follows.

•	Net revenues in 2009 decreased 3.7% to $40.4 billion. Net revenues in 2008 increased 16.9% to $41.9 billion.

•

Diluted EPS attributable to Kraft Foods increased 6.8% to $2.03 in 2009 and increased 11.8% to $1.90 in 2008. Diluted EPS attributable to Kraft Foods from continuing operations increased 67.8% to $2.03 in 2009 and decreased 22.4% to $1.21 in 2008.

•

Four priorities will shape our long-term strategy: focusing on growth categories; expanding our footprint in developing markets; expanding our presence in instant consumption channels; and enhancing margins.

•

On February 2, 2010, we had received acceptances to our offer of 71.73% of the outstanding ordinary shares of Cadbury plc. The combination of Kraft Foods and Cadbury will create a global powerhouse in snacks, confectionery and quick meals with a rich portfolio of iconic brands. As of February 15, 2010, we had received acceptances of 1,262,356,520 shares representing 91.02% of the outstanding Cadbury ordinary shares.

•

On February 8, 2010, we issued $9.5 billion of senior unsecured notes at a weighted-average effective rate of 5.364% and are primarily using the net proceeds ($9,379 million) to finance the Cadbury acquisition.

•

On January 4, 2010, we entered into an agreement to sell the assets of our North American frozen pizza business to Nestlé USA, Inc. for total consideration of $3.7 billion. The sale, which is subject to customary conditions, including regulatory clearances, is expected to close in the first quarter of 2010.

•

On November 30, 2009, we entered into a revolving credit agreement for a $4.5 billion three-year senior unsecured revolving credit facility. The agreement replaced our former revolving credit agreement, which was terminated upon the signing of the new agreement.

•

Our $5.0 billion share repurchase authority expired on March 30, 2009. Prior to the expiration, we repurchased 130.9 million shares for $4.3 billion under the program. We did not repurchase any shares in 2009.

•

In 2008, we completed our $3.0 billion, five-year Restructuring Program. We reversed $85 million in Restructuring Program charges during 2009, and we recorded charges of $989 million during 2008 and $459 million during 2007.

•

On August 4, 2008, we completed the split-off of the Post cereals business. Accordingly, the Post cereals business prior period results were reflected as discontinued operations on the consolidated statement of earnings.

•	On November 30, 2007, we acquired the Groupe Danone S.A. global LU biscuit business for € 5.1 billion (approximately $7.6 billion) in cash.

Discussion and Analysis

Strategy

Our strategy is centered on marketing and developing leading consumer brands and pursuing growth opportunities consistent with consumer trends in order to deliver shareholder value. Our increasing investment in snacks and quick meals and our portfolio of iconic brands aligns with growing consumer interest in convenience products and premium brands. Our focus on snacks and confectionery products fits well within our strategy of growth in instant consumption channels. Four priorities will shape our long-term strategy:

•

focusing on growth categories to further transform into a leading snack, confectionery and quick meals company. This is being achieved through exiting lower growth and / or lower margin businesses and reinvigorating high cash flow businesses to fund growth;

•	expanding our footprint in developing markets to benefit from population growth trends, trading up by consumers and achieving the scale to establish cost-efficient infrastructure in key geographies;
•	expanding our presence in instant consumption channels in order to gain share versus grocery channels in the U.S. and European Union; and
•	enhancing margins by improving our portfolio mix and reducing costs while investing in quality.

Items Affecting Comparability of Financial Results

Acquisitions and Divestitures

Cadbury Acquisition:

On January 19, 2010, we announced the terms of our final offer for each outstanding ordinary share of Cadbury plc (“Cadbury”), including each ordinary share represented by an American Depositary Share (“Cadbury ADS”), and the Cadbury board of directors recommended that Cadbury shareholders accept the terms of the final offer. Under the terms of the offer, we agreed to pay Cadbury shareholders 500 pence in cash and 0.1874 shares of Kraft Foods Common Stock per Cadbury ordinary share validly tendered and 2,000 pence in cash and 0.7496 shares of Kraft Foods Common Stock per Cadbury ADS validly tendered. This valued each Cadbury ordinary share at 840 pence and each Cadbury ADS at £33.60 (based on the closing price of $29.58 for a share of Kraft Foods Common Stock on January 15, 2010 and an exchange rate of $1.63 per £1.00) and valued the entire issued share capital of Cadbury at £11.9 billion (approximately $19.4 billion) on January 15, 2010, the last trading day before the publication of our final offer. The combination of Kraft Foods and Cadbury will create a global powerhouse in snacks, confectionery and quick meals with a rich portfolio of iconic brands.

On February 2, 2010, all of the conditions to the offer were satisfied or validly waived, the initial offer period expired and a subsequent offer period immediately began. At that point, we had received acceptances of 71.73% of the outstanding Cadbury ordinary shares, including those represented by Cadbury ADSs. The subsequent offer period remains open until further notice and at least 14 days of notice will be given if Kraft Foods decides to close the offer. As of February 15, 2010, we had received acceptances of 1,262,356,520 shares representing 91.02% of the outstanding Cadbury ordinary shares, including those represented by Cadbury ADSs. As we have received acceptances of over 90% of Cadbury shares, we are in the process of acquiring the remaining Cadbury ordinary shares that are not tendered in the offer, including those represented by Cadbury ADSs, through a compulsory acquisition procedure under the United Kingdom Companies Act of 2006, as amended. Additionally, as a condition of the EU Commission’s approval of the Cadbury acquisition, we are required to divest confectionary operations in Poland and Romania. As part of our acquisition of Cadbury, we expensed approximately $40 million in transaction related fees in 2009 as we incurred them, and we also incurred $40 million in financing fees in 2009 related to the acquisition.

Pizza Divestiture:

On January 4, 2010, we entered into an agreement to sell the assets of our North American frozen pizza business (“Frozen Pizza”) to Nestlé USA, Inc. (“Nestlé”) for total consideration of $3.7 billion. Our Frozen Pizza business is a component of our U.S. Convenient Meals and Canada & North America Foodservice segments. The sale, which is subject to customary conditions, including regulatory clearances, includes the DiGiorno, Tombstone and Jack’s brands in the U.S., the Delissio brand in Canada and the California Pizza Kitchen trademark license. It also includes two Wisconsin manufacturing facilities (Medford and Little Chute) and the leases for the pizza depots and delivery trucks. It is estimated that approximately 3,400 of our employees will transfer with the business to Nestlé. We anticipate that the transaction will close in the first quarter of 2010.

At December 31, 2009, the Frozen Pizza business did not meet the criteria to be considered held-for-sale. Beginning in the first quarter of 2010, the results of the Frozen Pizza business will be presented as a discontinued operation in our consolidated financial statements and prior periods will be restated in a consistent manner. The following reflects the summary results for the Frozen Pizza business that will be treated as a discontinued operation going forward:

	For the Years Ended December 31,
	2009	2008	2007
		(in millions)

Net revenues	$1,632	$1,440	$1,278

Earnings from operations before income taxes	341	267	237
Provision for income taxes	(123)	(97)	(87)

Net earnings from operations of the Frozen Pizza business	$218	$170	$150

Earnings from operations before income taxes as presented exclude stranded overheads of $108 million in 2009, $112 million in 2008 and $111 million in 2007.

Post Cereals Split-off:

On August 4, 2008, we completed the split-off of the Post cereals business into Ralcorp Holdings, Inc. (“Ralcorp”), after an exchange with our shareholders. Accordingly, the Post cereals business prior period results were reflected as discontinued operations on the consolidated statement of earnings. The exchange was expected to be tax-free to participating shareholders for U.S. federal income tax purposes.

In this split-off transaction, approximately 46.1 million shares of Kraft Foods Common Stock were tendered for $1,644 million. Our shareholders had the option to exchange some or all of their shares of Kraft Foods Common Stock and receive shares of common stock of Cable Holdco, Inc. (“Cable Holdco”). Cable Holdco was our wholly owned subsidiary that owned certain assets and liabilities of the Post cereals business. In exchange for the contribution of the Post cereals business, Cable Holdco issued approximately $665 million in debt securities, issued shares of its common stock and assumed a $300 million credit facility. Upon closing, we used the cash equivalent net proceeds, approximately $960 million, to repay debt.

The Post cereals business included such brands as Honey Bunches of Oats, Pebbles, Shredded Wheat, Selects, Grape-Nuts and Honeycomb. Under Kraft Foods, the brands in this transaction were distributed primarily in North America. In addition to the Post brands, the transaction included four manufacturing facilities, certain manufacturing equipment and approximately 1,230 employees who joined Ralcorp as part of the transaction.

Pursuant to the Post cereals business Transition Services Agreement, we provided certain sales, co-manufacturing, distribution, information technology, and accounting and finance services to Ralcorp through 2009.

Summary results of operations for the Post cereals business through August 4, 2008, were as follows:

	For the Years Ended December 31,
	2008	2007
	(in millions)

Net revenues	$666	$1,107

Earnings before income taxes	189	369
Provision for income taxes	(70)	(137)
Gain on discontinued operations, net of income taxes	926	-

Earnings and gain from discontinued operations, net of income taxes	$1,045	$232

The following assets of the Post cereals business were included in the split-off (in millions):

Inventories, net	$94
Property, plant and equipment, net	425
Goodwill	1,234
Other assets	11
Other liabilities	(3)

Distributed assets of the Post cereals business	$1,761

LU Biscuit Acquisition:

On November 30, 2007, we acquired the Groupe Danone S.A. global LU biscuit business (“LU Biscuit”) for € 5.1 billion (approximately $7.6 billion) in cash. The acquisition included 32 manufacturing facilities and approximately 14,000 employees. We used borrowings of €5.1 billion to finance this acquisition. Interest incurred on these borrowings was the primary driver of the $533 million increase in interest expense from 2007 to 2008. LU Biscuit reports results from operations on a one month lag; accordingly, there was no effect on our 2007 operating results. On a proforma basis, LU Biscuit would have contributed net revenues of $2.8 billion during 2007, and LU Biscuit’s contribution to net earnings would have been insignificant to Kraft Foods.

Other Divestitures:

In 2009, we received $41 million in net proceeds and recorded pre-tax losses of $6 million on the divestitures of our Balance bar operations in the U.S., a juice operation in Brazil and a plant in Spain. We recorded after-tax gains of $58 million, or $0.04 per diluted share, on these divestitures, primarily due to the differing book and tax bases of our Balance bar operations.

In 2008, we received $153 million in net proceeds, and recorded pre-tax losses of $92 million on divestitures, primarily related to a Nordic and Baltic snacks operation and four operations in Spain. We recorded after-tax losses of $64 million, or $0.04 per diluted share, on these divestitures.

Included in the 2008 divestitures were the following, which were a condition of the EU Commission’s approval of our LU Biscuit acquisition:

•	We divested a biscuit operation in Spain. From this divestiture, we received $86 million in net proceeds and recorded pre-tax losses of $74 million.
•

We divested another biscuit operation in Spain and a trademark in Hungary that we had previously acquired as part of the LU Biscuit acquisition. As such, the impacts of these divestitures were reflected as adjustments to the purchase price allocations.

In 2007, we received $216 million in net proceeds and recorded pre-tax gains of $14 million on the divestitures of our hot cereal assets and trademarks, our sugar confectionery assets in Romania and related trademarks and our flavored water and juice brand assets and related trademarks, including Veryfine and Fruit2O. We recorded an after-tax loss of $5 million on these divestitures to reflect the differing book and tax bases of our hot cereal assets and trademarks divestiture.

The aggregate operating results of the divestitures discussed above, other than the divestiture of the Post cereals business, were not material to our financial statements in any of the periods presented. Refer to Note 16, Segment Reporting, for details of the gains and losses on divestitures by segment. The net impacts to segment operating income from gains and losses on divestitures, along with resulting asset impairment charges, are summarized in the table with the Asset Impairment Charges section below.

Asset Impairment Charges

In 2009, we recorded aggregate asset impairment charges of $21 million, or $0.01 per diluted share. During our 2009 review of goodwill and non-amortizable intangible assets, we recorded a $12 million charge for the impairment of intangible assets in the Netherlands. In addition, during 2009, we recorded a $9 million asset impairment charge to write off an investment in Norway. We recorded the aggregate asset impairment charges within asset impairment and exit costs.

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

The net impacts to segment operating income from gains and losses on divestitures and the related asset impairment charges recorded when these divestitures were considered held-for-sale are summarized in the table below.

	For the Years Ended December 31,
	2009	2008	2007
		(in millions)
Gains / (losses) & asset impairment charges on divestitures, net:
Kraft Foods North America:
U.S. Beverages	$-	$(1)	$(126)
U.S. Cheese	-	-	-
U.S. Convenient Meals	-	-	-
U.S. Grocery	-	-	-
U.S. Snacks	11	-	12
Canada & N.A. Foodservice	-	-	-
Kraft Foods Europe (1)	(17)	(146)	-
Kraft Foods Developing Markets	-	(13)	8

Total net impact from divestitures	$(6)	$(160)	$(106)

(1) This segment was formerly known as European Union.

Cost Savings Initiatives

We incurred costs associated with our Cost Savings Initiatives of $318 million in 2009. These charges were recorded in operations, primarily within the segment operating income of Kraft Foods Europe with the remainder spread across all other segments. The Kraft Foods Europe charges were largely a result of the reorganization of our European operations. Cost Savings Initiatives include exit, disposal and implementation costs. Even though implementation costs were directly attributable to exit and disposal costs, they did not qualify for special accounting treatment as exit or disposal activities. In 2009, our Cost Savings Initiatives primarily included severance charges for benefits received by terminated employees, associated benefit plan costs and other related activities.

2004-2008 Restructuring Program

In 2008, we completed our five-year restructuring program (the “Restructuring Program”). The objectives of this program were to leverage our global scale, realign and lower our cost structure, and optimize capacity. As part of the Restructuring Program, we:

•	incurred $3.0 billion in pre-tax charges reflecting asset disposals, severance and implementation costs;
•	announced the closure of 35 facilities and announced the elimination of approximately 18,600 positions;

•	will use cash to pay for $2.0 billion of the $3.0 billion in charges; and
•	anticipate reaching cumulative annualized savings of $1.4 billion for the total program.

In 2009, we reversed $85 million of previously accrued Restructuring Program charges (resulting in a favorable impact to diluted EPS of $0.04). Those reversals related to the following:

•

We sold a plant in Spain that we previously announced we would close under our Restructuring Program. Accordingly, we reversed $35 million in Restructuring Program charges, primarily related to severance, and recorded a $17 million loss on the divestiture of the plant in 2009. The reversal occurred in our Kraft Foods Europe segment.

•

We also reversed $50 million in Restructuring Program charges, primarily due to planned position eliminations that did not occur. These were primarily the result of redeployment and natural attrition. The majority of these reversals occurred in our Kraft Foods Europe segment, with the remainder spread across all other segments.

We incurred charges from continuing operations under the Restructuring Program of $989 million in 2008, or $0.45 per diluted share, and $447 million in 2007, or $0.19 per diluted share. Since the inception of the Restructuring Program, we have paid cash of $1.7 billion of the $2.0 billion in expected cash payments, including $176 million paid in 2009. At December 31, 2009, we had an accrual of $270 million, and we had eliminated approximately 17,300 positions under the Restructuring Program.

In 2008, we implemented a new operating structure built on three core elements: business units, shared services that leverage the scale of our global portfolio, and a streamlined corporate staff. Within the new structure, business units now have full P&L accountability and are staffed accordingly. This also ensures that we are putting our resources closer to where we make decisions that affect our consumers and customers. Our corporate and shared service functions streamlined their organizations to focus on core activities that can more efficiently support the goals of the business units. The intent was to simplify, streamline and increase accountability, with the ultimate goal of generating reliable growth for Kraft Foods. In total, we eliminated approximately 1,400 positions as we streamlined our headquarter functions.

Under the Restructuring Program, we recorded asset impairment and exit costs from continuing operations of $884 million in 2008 and $320 million in 2007. We recorded implementation costs from continuing operations of $105 million in 2008 and $127 million in 2007. Implementation costs are directly attributable to exit and disposal costs; however, they do not qualify for treatment as exit or disposal costs under guidance related to accounting for costs associated with exit or disposal activities. These costs primarily include the discontinuance of certain product lines, incremental expenses related to the closure of facilities and the reorganization of our European operations discussed below. Management believes the disclosure of implementation charges provides readers of our financial statements greater transparency to the total costs of our Restructuring Program. Refer to Note 6, Restructuring Costs, for details of our Restructuring Program by segment.

Provision for Income Taxes

Our effective tax rate was 29.4% in 2009, 29.0% in 2008 and 30.2% in 2007. Our 2009 effective tax included net tax benefits of $225 million, primarily due to an agreement we reached with the IRS on specific matters related to years 2000 through 2003, settlements with various foreign and state tax authorities, the expiration of the statutes of limitations in various jurisdictions and the divestiture of our Balance bar operations in the U.S.

Our 2008 effective tax rate included net tax benefits of $222 million from discrete tax events. Of the total net tax benefits, approximately $50 million related to fourth quarter corrections of state, federal and foreign tax liabilities and a third quarter reconciliation of our inventory of deferred tax items that resulted in a write-down of our net deferred tax liabilities. The remaining net tax benefits primarily related to the resolution of various tax audits and the expiration of statutes of limitations in various jurisdictions. Other discrete tax benefits included the impact from divestitures of a Nordic and Baltic snacks operation and several operations in Spain and the tax benefit from impairment charges taken in 2008. In addition, the 2008 tax rate benefited from foreign earnings taxed below the U.S. federal statutory tax rate and from the expected tax benefit of 2008 restructuring expenses. These benefits were only partially offset by state tax expense and certain foreign tax costs.

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

As a result of our spin-off from Altria Group, Inc. (“Altria”), Altria transferred our federal tax contingencies to our balance sheet and related interest income of $77 million, or $0.03 per diluted share, in 2007. Following our spin-off from Altria, we no longer are a member of the Altria consolidated tax return group, and we file our own federal consolidated income tax returns.

Consolidated Results of Operations

The following discussion compares our consolidated results of operations for 2009 with 2008, and for 2008 with 2007.

Many factors have an impact on the timing of sales to our customers. These factors include, among others, the timing of holidays and other annual or special events, seasonality, significant weather conditions, timing of our own or customer incentive programs and pricing actions, customer inventory programs and general economic conditions. Our domestic operating subsidiaries report year-end results as of the last Saturday of the year, and our international operating subsidiaries generally report year-end results two weeks prior to the last Saturday of the year.

2009 compared with 2008

	For the Years Ended December 31,
	2009	2008	$ change	% change
	(in millions, except per share data)

Net revenues	$40,386	$41,932	$(1,546)	(3.7%	)

Operating income	5,524	3,843	1,681	43.7%

Earnings from continuing operations	3,028	1,848	1,180	63.9%

Net earnings attributable to Kraft Foods	3,021	2,884	137	4.8%

Diluted earnings per share from continuing operations attributable to Kraft Foods	2.03	1.21	0.82	67.8%

Diluted earnings per share attributable to Kraft Foods	2.03	1.90	0.13	6.8%

Net Revenues - Net revenues decreased $1,546 million (3.7%) to $40,386 million in 2009, and organic net revenues increased $633 million (1.5%) to $42,210 million as follows. Please see Non-GAAP Financial Measures section at the end of this Item.

Change in net revenues (by percentage point)
Higher net pricing		1.9pp
Unfavorable volume/mix		(0.2)pp
2008 favorable resolution of a Brazilian value added tax claim		(0.2)pp

Total change in organic net revenues		1.5%
Unfavorable foreign currency		(4.5)pp
Impact of divestitures		(0.7)pp

Total change in net revenues		(3.7)%

The decrease in net revenues was partially offset by higher input cost-driven pricing. The unfavorable volume/mix impact on net revenues was driven by volume declines across all reportable segments, except U.S. Beverages and U.S. Convenient Meals, in part due to the discontinuation of less profitable product lines. Unfavorable foreign currency decreased net revenues by $1,897 million, due primarily to the strength of the U.S. dollar against the euro, Russian ruble, Canadian dollar, Ukrainian hryvnia, British pound, Brazilian real and Polish zloty. The absence of the 2008 favorable resolution of a Brazilian value added tax claim and the impact of divestitures also had an unfavorable impact on net revenues.

Operating Income - Operating income increased $1,681 million (43.7%) to $5,524 million in 2009, due to the following (in millions):

	Operating Income	Change
	(in millions)	(percentage point)

2008 Operating Income	$3,843
Change in operating income
Higher pricing	781	15.0pp
Favorable volume/mix	195	3.8pp
Lower input costs	97	1.7pp
Lower Restructuring Program costs	1,074	30.2pp
Change in unrealized gains on hedging activities	408	7.9pp
Lower losses on divestitures, net	86	3.3pp
Lower asset impairment charges	119	2.9pp
Lower charges from certain legal matters	22	0.7pp
2008 favorable resolution of Brazilian value added tax claim	(67)	(1.3)pp
Higher marketing, administration and research costs	(694)	(13.4)pp
Unfavorable foreign currency	(322)	(6.3)pp
Other, net	(18)	(0.8)pp

Total change in operating income	1,681	43.7%

2009 Operating Income	$5,524

Higher pricing reflected the carryover impact of 2008 pricing actions, as we recovered some of our cumulative cost increases from prior years. The favorable volume/mix was driven by strong contributions from Kraft Foods Developing Markets and U.S. Convenient Meals. The decrease in input costs was driven by lower raw material costs, partially offset by higher manufacturing costs. During 2009, we reversed $85 million in Restructuring Program charges recorded in the prior year, versus the $989 million in Restructuring Program charges recognized in 2008. We recognized gains of $203 million on the change in unrealized hedging positions in 2009, versus losses of $205 million in 2008. We recorded $6 million of net losses on divestitures in 2009, versus $92 million of net losses on divestitures in 2008. We recorded asset impairment charges of $21 million related to intangible assets in the Netherlands and to write off an investment in Norway in 2009, versus asset impairment charges of $140 million related to certain international intangible assets, the divestiture of our Nordic and Baltic snacks operation, a juice operation in Brazil and a cheese plant in Australia that were recorded in 2008. We had $22 million of lower charges from certain legal matters. During 2009, we recorded an additional $50 million of charges for legal matters related to certain of our European operations (see Part I Item 3. Legal Proceedings for a description of these matters). In 2008, we recorded $72 million in charges for legal matters related to certain of our U.S. and European operations, including U.S. coffee operations. Total marketing, administration and research costs, as recorded in the consolidated statement of earnings, increased $246 million from 2008. Excluding the impacts of divestitures, foreign currency, charges for certain legal matters and prior year Restructuring Program costs it increased $694 million over 2008, primarily due to further investments in our brands, including spending on Cost Savings Initiatives, and higher marketing support costs. In addition, unfavorable foreign currency decreased operating income by $322 million, due primarily to the strength of the U.S. dollar against the British pound, euro, Canadian dollar, Russian ruble, Ukrainian hryvnia, Korean won, Brazilian real, and Polish zloty.

As a result of these changes, operating margin also increased from 9.2% in 2008 to 13.7% in 2009.

Net Earnings and Earnings per Share Attributable to Kraft Foods - Net earnings attributable to Kraft Foods of $3,021 million increased by $137 million (4.8%) in 2009. Diluted EPS from continuing operations attributable to Kraft Foods were $2.03 in 2009, up 67.8% from $1.21 in 2008. Diluted EPS attributable to Kraft Foods were $2.03 in 2009, up 6.8% from $1.90 in 2008, due to the following:

			Net Earnings	Diluted EPS
			(in millions, except per share data)

2008 Net Earnings Attributable to Kraft Foods			$2,884	$1.90
Change in net earnings attributable to Kraft Foods
Increases in operations				0.14
Lower charges from certain legal matters				0.01
Lower Restructuring Program costs				0.49
Change in unrealized gains on hedging activities				0.18
Lower asset impairment charges				0.06
Lower losses on divestitures, net				0.08
2008 favorable resolution of Brazilian value added tax claim				(0.03)
Unfavorable foreign currency				(0.14)
Other changes in taxes, including tax settlements				(0.01)
Fewer shares outstanding				0.04

Change in net earnings from continuing operations				0.82

2008 gain on the split-off of our Post cereals business				(0.61)
Decreased earnings from discontinued operations				(0.08)

Change in net earnings from discontinued operations				(0.69)

Total change in net earnings attributable to Kraft Foods			137	0.13

2009 Net Earnings Attributable to Kraft Foods			$3,021	$2.03

2008 compared with 2007
	For the Years Ended December 31,
	2008	2007	$ change	% change
	(in millions, except per share data)

Net revenues	$41,932	$35,858	$6,074	16.9%

Operating income	3,843	4,176	(333)	(8.0% )

Earnings from continuing operations	1,848	2,492	(644)	(25.8% )

Net earnings attributable to Kraft Foods	2,884	2,721	163	6.0%

Diluted earnings per share from continuing operations attributable to Kraft Foods	1.21	1.56	(0.35)	(22.4% )

Diluted earnings per share attributable to Kraft Foods	1.90	1.70	0.20	11.8%

Net Revenues - Net revenues increased $6,074 million (16.9%) to $41,932 million in 2008, and organic net revenues increased $2,394 million (6.8%) to $37,818 million as follows. Please see Non-GAAP Financial Measures section at the end of this Item.

Change in net revenues (by percentage point)
Higher net pricing	7.4pp
2008 favorable resolution of a Brazilian value added tax claim	0.2pp
Unfavorable volume/mix	(0.8)pp

Total change in organic net revenues	6.8%
2007 LU Biscuit acquisition	8.9pp
Favorable foreign currency	2.0pp
Impact of divestitures	(0.8)pp

Total change in net revenues	16.9%

Net revenues increased as we increased pricing to offset higher input costs and investments in our brands. Unfavorable volume/mix was driven by lower base business shipments, partially offset by improved product mix primarily in Kraft Foods Europe and Kraft Foods Developing Markets. Higher base business shipments in our Canada & N.A. Foodservice, Kraft Foods Developing Markets and U.S. Convenient Meals segments were more than offset by declines in our remaining business segments. Our LU Biscuit acquisition was the largest increase to net revenues as no 2007 revenues were recorded due to the year-end acquisition timing. Foreign currency increased net revenues by $711 million, due primarily to the strength of the euro, Brazilian real, Polish zloty and Canadian dollar against the U.S. dollar.

Operating Income - Operating income declined $333 million (8.0%) to $3,843 million in 2008, due to the following (in millions):

	Operating Income	Change
	(in millions)	(percentage point)

2007 Operating Income	$4,176
Change in operating income
Higher pricing	2,633	55.9pp
Higher input costs	(2,059)	(43.7)pp
Unfavorable volume/mix	(128)	(2.8)pp
Increased operating income from our LU Biscuit acquisition	438	9.3pp
Integration costs associated with our LU Biscuit acquisition	(78)	(1.6)pp
Higher Restructuring Program costs	(542)	(12.3)pp
Higher marketing, administration and research costs	(280)	(5.9)pp
Change in unrealized losses on hedging activities	(221)	(4.7)pp
Higher losses on divestitures, net	(106)	(2.6)pp
Charges from certain legal matters	(72)	(1.6)pp
Higher asset impairment charges	(20)	(0.2)pp
2008 favorable resolution of a Brazilian value added tax claim	67	1.4pp
Favorable foreign currency	61	1.3pp
Other, net	(26)	(0.5)pp

Total change in operating income	(333)	(8.0)%

2008 Operating Income	$3,843

Higher pricing outpaced our input cost increases during the year, as we recovered cumulative cost increases from prior years. The increase in input costs was primarily related to higher raw material costs. The unfavorable volume/mix was driven by declines across most segments within Kraft Foods North America, partially offset by volume/mix gains in Kraft Foods Developing Markets and Kraft Foods Europe. The increase in unrealized losses on hedging activities primarily related to energy derivatives, including heating oil (used primarily to hedge transportation costs) and natural gas contracts. Our LU Biscuit acquisition, net of integration costs, increased operating income by $360 million. Total marketing, administration and research costs, as recorded in the consolidated statement of earnings, increased $1,275 million over the prior year. Excluding the impacts of acquisitions, divestitures, foreign currency and charges for legal matters it increased $280 million over the prior year. The net impact of losses on divestitures and asset impairments had an unfavorable impact of $126 million on operating income versus the prior year. The charges for legal matters related to certain of our U.S. and European operations, including U.S. coffee operations. Charges for legal matters were recorded within marketing, administration and research costs. In addition, foreign currency increased operating income by $61 million, due primarily to the strength of the Brazilian real, euro, Polish zloty and Canadian dollar against the U.S. dollar.

As a result of these changes, operating margin also decreased from 11.6% in 2007 to 9.2% in 2008.

Net Earnings and Earnings per Share Attributable to Kraft Foods - Net earnings attributable to Kraft Foods of $2,884 million increased by $163 million (6.0%) in 2008. Diluted EPS from continuing operations attributable to Kraft Foods were $1.21 in 2008, down 22.4% from $1.56 in 2007. Diluted EPS attributable to Kraft Foods were $1.90, up 11.8% from $1.70 in 2007, due to the following:

	Net Earnings	Diluted EPS
	(in millions, except per share data)

2007 Net Earnings Attributable to Kraft Foods	$2,721	$1.70
Change in net earnings attributable to Kraft Foods
Increases in operations		0.03
Impact to operations from our LU Biscuit acquisition		0.15
Higher Restructuring Program costs		(0.26)
Change in unrealized losses on hedging activities		(0.09)
Higher asset impairment charges		(0.04)
Higher losses on divestitures, net		(0.04)
Charges from certain legal matters		(0.03)
2008 favorable resolution of a Brazilian value added tax claim		0.03
Higher interest and other expense, net		(0.23)
2007 interest from Altria tax reserve		(0.03)
Favorable foreign currency		0.02
Deferred tax reconciliation		0.01
Other changes in taxes		0.03
Fewer shares outstanding		0.10

Change in net earnings from continuing operations		(0.35)

2008 gain on the split-off of our Post cereals business		0.61
Decreased earnings from discontinued operations		(0.06)

Change in net earnings from discontinued operations		0.55

Total change in net earnings attributable to Kraft Foods	163	0.20

2008 Net Earnings Attributable to Kraft Foods	$2,884	$1.90

Results of Operations by Business Segment

We manage and report operating results through three geographic units, Kraft Foods North America, Kraft Foods Europe and Kraft Foods Developing Markets. We manage the operations of Kraft Foods North America and Kraft Foods Europe by product category, and we manage the operations of Kraft Foods Developing Markets by location. Our reportable segments are U.S. Beverages, U.S. Cheese, U.S. Convenient Meals, U.S. Grocery, U.S. Snacks, Canada & N.A. Foodservice, Kraft Foods Europe (formerly known as European Union) and Kraft Foods Developing Markets.

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

The following discussion compares our results of operations for each of our reportable segments for 2009 with 2008, and for 2008 with 2007.

	For the Years Ended December 31,
	2009	2008	2007
	(in millions)
Net revenues:
Kraft Foods North America:
U.S. Beverages	$3,057	$3,001	$2,990
U.S. Cheese	3,605	4,007	3,745
U.S. Convenient Meals	4,496	4,240	3,905
U.S. Grocery	3,453	3,389	3,277
U.S. Snacks	4,964	5,025	4,879
Canada & N.A. Foodservice	4,087	4,294	4,080
Kraft Foods Europe	8,768	9,728	7,007
Kraft Foods Developing Markets	7,956	8,248	5,975

Net revenues	$40,386	$41,932	$35,858

	For the Years Ended December 31,
	2009	2008	2007
	(in millions)
Operating income:
Kraft Foods North America:
U.S. Beverages	$511	$381	$346
U.S. Cheese	667	563	487
U.S. Convenient Meals	510	339	319
U.S. Grocery	1,146	1,009	1,022
U.S. Snacks	723	638	716
Canada & N.A. Foodservice	527	448	443
Kraft Foods Europe	785	182	455
Kraft Foods Developing Markets	936	815	588
Unrealized gains / (losses) on hedging activities	203	(205)	16
Certain U.S. pension plan costs	(165)	-	-
General corporate expenses	(293)	(304)	(203)
Amortization of intangibles	(26)	(23)	(13)

Operating income	$5,524	$3,843	$4,176

As discussed in Note 16, Segment Reporting, management uses segment operating income to evaluate segment performance and allocate resources. We believe it is appropriate to disclose this measure to help investors analyze segment performance and trends. Segment operating income excludes unrealized gains and losses on hedging activities (which are a component of cost of sales), certain components of our U.S. pension plan cost (which is a component of cost of sales and marketing, administration and research costs), general corporate expenses (which are a component of marketing, administration and research costs) and amortization of intangibles for all periods presented. In 2009, we began excluding certain components of our U.S. pension plan cost from segment operating income because we centrally manage pension plan funding decisions and the determination of discount rate, expected rate of return on plan assets and other actuarial assumptions. Therefore, we allocate only the service cost component of our U.S. pension plan expense to segment operating income. We exclude the unrealized gains and losses on hedging activities from segment operating income in order to provide better transparency of our segment operating results. Once realized, the gains and losses on hedging activities are recorded within segment operating results.

In 2009, unrealized gains on hedging activities of $203 million primarily resulted from the 2008 unrealized losses on energy derivatives becoming realized in 2009. In 2008, unrealized losses on hedging activities of $205 million were primarily related to energy derivatives, including heating oil (used primarily to hedge transportation costs) and natural gas contracts. In 2009, general corporate expenses included $50 million of charges for legal matters related to certain of our European operations (see Part I Item 3. Legal Proceedings for a description of these matters). In 2008, we recorded $72 million in charges for legal matters related to certain of our U.S. and European operations, including U.S. coffee operations and represented the primary reason general corporate expenses increased $101 million in 2008.

We incurred costs associated with our Cost Savings Initiatives of $318 million in 2009. These charges were recorded in operations, primarily within the segment operating income of Kraft Foods Europe with the remainder spread across all other segments. In 2009, we also reversed $85 million of Restructuring Program costs, with the majority relating to our Kraft Foods Europe segment while the remainder was spread across all other segments. We incurred Restructuring Program costs of $989 million in 2008 and $459 million in 2007. Refer to Note 6, Restructuring Costs, for a breakout of the 2008 and 2007 charges by segment. We also incurred asset impairment charges of $21 million in 2009 related to our Kraft Foods Europe segment, $140 million in 2008 related to our Kraft Foods Europe and Kraft Foods Developing Markets segments, and $120 million in 2007 related to our U.S. Beverages segment. Refer to Note 5, Goodwill and Intangible Assets, for further details of these charges.

U.S. Beverages

	For the Years Ended December 31,
	2009	2008	$ change	% change
	(in millions)

Net revenues	$3,057	$3,001	$56	1.9%
Segment operating income	511	381	130	34.1%

	For the Years Ended December 31,
	2008	2007	$ change	% change
	(in millions)

Net revenues	$3,001	$2,990	$11	0.4%
Segment operating income	381	346	35	10.1%

2009 compared with 2008:

Net revenues increased $56 million (1.9%), due to favorable volume/mix (1.3 pp) and higher net pricing (0.6 pp). Favorable volume/mix was driven by higher shipments in ready-to-drink and powdered beverages. Ready-to-drink beverages grew from successful quality and marketing investments in Capri Sun, partially offset by the discontinuation of less profitable ready-to-drink product lines. Powdered beverages volume increased primarily due to strong gains in Kool-Aid and Tang. Coffee volume declined as gains in Maxwell House, Starbucks and Tassimo were more than offset by declines in Gevalia. These favorable factors were partially offset by unfavorable mix driven by the higher ready-to-drink volume. Higher net pricing was primarily related to ready-to-drink beverages, partially offset by lower input cost-driven pricing in coffee.

Segment operating income increased $130 million (34.1%), due primarily to lower costs due to the completion of the Restructuring Program, lower raw material costs, higher net pricing, favorable volume/mix (higher shipments, net of unfavorable product mix), lower manufacturing costs and lower marketing, administration and research costs, partially offset by higher marketing support costs.

2008 compared with 2007:

Net revenues increased $11 million (0.4%), due to higher net pricing (4.9 pp), partially offset by the impact of divestitures (2.4 pp) and unfavorable volume/mix (2.1 pp). Higher net pricing reflected input cost-driven pricing in coffee and lower promotional spending in ready-to-drink beverages. Unfavorable volume/mix was driven by lower shipments, partially offset by improved product mix due to growth in Tassimo. Lower shipments were driven by declines in ready-to-drink beverages, primarily Capri Sun, partially offset by gains in powdered beverages, primarily Country Time and Kool-Aid, and Maxwell House mainstream coffee.

Segment operating income increased $35 million (10.1%), due primarily to higher net pricing, a 2007 asset impairment charge related to our flavored water and juice brand assets and related trademarks, the impact of divestitures and lower manufacturing costs. These favorable factors were partially offset by higher raw material costs, higher Restructuring Program costs, unfavorable volume/mix and higher marketing, administration and research costs.

U.S. Cheese

	For the Years Ended December 31,
	2009	2008	$ change	% change
	(in millions)

Net revenues	$3,605	$4,007	$(402)	(10.0%	)
Segment operating income	667	563	104	18.5%

	For the Years Ended December 31,
	2008	2007	$ change	% change
	(in millions)

Net revenues	$4,007	$3,745	$262	7.0%
Segment operating income	563	487	76	15.6%

2009 compared with 2008:

Net revenues decreased $402 million (10.0%), due to lower net pricing (8.8 pp) and unfavorable volume/mix (1.2 pp). Lower net pricing was due to lower input cost-driven pricing combined with increases in promotional spending. Net revenues also declined due to lower shipments, primarily in cultured and natural cheese products.

Segment operating income increased $104 million (18.5%), due primarily to lower raw material costs (primarily lower dairy costs), lower manufacturing costs, lower costs due to the completion of the Restructuring Program and lower marketing, administration and research costs, partially offset by lower net pricing and higher marketing support costs.

2008 compared with 2007:

Net revenues increased $262 million (7.0%), due to higher net pricing (14.1 pp), partially offset by unfavorable volume/mix (7.1 pp). Higher net pricing reflected input cost-driven pricing, partially offset by increased promotional spending in our natural cheese category. Unfavorable volume/mix was driven primarily by shipment declines in all of our major cheese categories, partially offset by new product innovations, primarily Kraft Bagel-fuls.

Segment operating income increased $76 million (15.6%), due primarily to higher net pricing and lower Restructuring Program costs, partially offset by higher raw material costs, unfavorable volume/mix, higher manufacturing costs and higher marketing, administration and research costs.

U.S. Convenient Meals

	For the Years Ended December 31,
	2009	2008	$ change	% change
	(in millions)

Net revenues	$4,496	$4,240	$256	6.0%
Segment operating income	510	339	171	50.4%

	For the Years Ended December 31,
	2008	2007	$ change	% change
	(in millions)

Net revenues	$4,240	$3,905	$335	8.6%
Segment operating income	339	319	20	6.3%

2009 compared with 2008:

Net revenues increased $256 million (6.0%), due to favorable volume/mix (4.6 pp) and higher net pricing (1.4 pp). Net revenues increased in meats, primarily due to higher net pricing (increased input cost-driven pricing, net of increased promotional spending). Also, volume increased due to higher shipments in bacon, cold cuts and hot dogs, partially offset by the discontinuation of less profitable product lines. In pizza, net revenues increased due to the volume growth in our DiGiorno and California Pizza Kitchen premium brands, as well as growth in our Jack’s and Tombstone pizza brands, partially offset by the unfavorable impact of the discontinuation of less profitable product lines. This was partially offset by lower net pricing driven by increased promotional spending.

Segment operating income increased $171 million (50.4%), due primarily to favorable volume/mix (higher shipments and improved product mix), higher net pricing, lower raw material costs, lower costs due to the completion of the Restructuring Program and lower manufacturing costs. These favorable factors were partially offset by higher marketing support costs and higher marketing, administration and research costs.

Frozen Pizza Divestiture - On January 4, 2010, we entered into an agreement to sell the assets of our Frozen Pizza business to Nestlé for total consideration of $3.7 billion. The sale, which is subject to customary conditions, including regulatory clearances, includes the DiGiorno, Tombstone and Jack’s brands in the U.S., the Delissio brand in Canada and the California Pizza Kitchen trademark license.

U.S. pizza net revenues increased $174 million (13.5%) to $1,467 million in 2009, due to favorable volume/mix (15.4 pp), partially offset by lower net pricing (1.9 pp). Favorable volume/mix was driven by volume gains in DiGiorno and California Pizza Kitchen premium brands, as well as growth in our Jack’s and Tombstone pizza brands. This was partially offset by lower net pricing driven by increased promotional spending. Canada pizza net revenues were $165 million in 2009.

U.S. pizza segment operating income increased $62 million (29.0%) to $276 million in 2009, due primarily to favorable volume/mix (higher shipments and improved product mix), lower raw material costs and lower manufacturing costs. These favorable factors were partially offset by higher marketing support costs, higher marketing, administration and research costs and lower net pricing. Canada pizza segment operating income was $65 million in 2009.

The combined segment operating income for Frozen Pizza as presented excludes stranded overheads of $108.

2008 compared with 2007:

Net revenues increased $335 million (8.6%), due to higher net pricing (5.6 pp) and favorable volume/mix (3.0 pp). Net revenues increased in meats due to higher net pricing, driven by input cost-driven pricing in sandwich meats, Lunchables and hot dogs. Also contributing to meats net revenue growth was higher shipments of bacon, as well as new product introductions, including Oscar Mayer Deli Creations sandwiches (flatbreads) and Oscar Mayer Deli Fresh meats (shaved singles and carved). In pizza, net revenues increased due to higher input cost-driven pricing, net of increased promotional spending, volume growth in DiGiorno and California Pizza Kitchen premium brands and the launch of the For One product line of individual size pizzas.

Segment operating income increased $20 million (6.3%), due primarily to higher net pricing, favorable volume/mix and lower marketing support costs, partially offset by higher raw material costs, higher marketing, administration and research costs, higher manufacturing costs and higher Restructuring Program costs.

U.S. Grocery

	For the Years Ended December 31,
	2009	2008	$ change	% change
	(in millions)

Net revenues	$3,453	$3,389	$64	1.9%
Segment operating income	1,146	1,009	137	13.6%

	For the Years Ended December 31,
	2008	2007	$ change	% change
	(in millions)

Net revenues	$3,389	$3,277	$112	3.4%
Segment operating income	1,009	1,022	(13)	(1.3%	)

2009 compared with 2008:

Net revenues increased $64 million (1.9%), due to higher net pricing (3.5 pp), partially offset by unfavorable volume/mix (1.6 pp). Net revenues increased due to higher input cost-driven pricing across several of our key categories, primarily spoonable salad dressings, dry packaged desserts and ready-to-eat desserts. Net revenues growth was partially offset by lower volume, net of favorable product mix. This reflected the 2008 exit of Handi-Snacks ready-to-eat desserts, as well as lower shipments in pourable and spoonable salad dressings, Jell-O ready-to-eat-desserts, barbecue sauce and Cool Whip whipped topping, which were partially offset by growth in Kraft macaroni and cheese dinners.

Segment operating income increased $137 million (13.6%), due primarily to higher net pricing, lower costs due to the completion of the Restructuring Program and lower manufacturing costs, partially offset by higher marketing support costs, unfavorable volume/mix (lower shipments, net of improved product mix) and higher marketing, administration and research costs.

2008 compared with 2007:

Net revenues increased $112 million (3.4%), due to higher net pricing (6.2 pp), partially offset by unfavorable volume/mix (2.8 pp). Net revenues increased due to higher input cost-driven pricing across our key categories, primarily spoonable and pourable salad dressings and Kraft macaroni and cheese dinners. In addition, net revenues growth was impacted by unfavorable volume/mix driven by lower shipments in spoonable and pourable salad dressings, ready-to-eat desserts and barbecue sauce, partially offset by volume gains in Kraft macaroni and cheese dinners.

Segment operating income decreased $13 million (1.3%), due to higher raw material costs, unfavorable volume/mix (lower shipments, net of improved product mix), higher marketing, administration and research costs and higher Restructuring Program costs, partially offset by higher net pricing and lower marketing support costs.

U.S. Snacks

	For the Years Ended December 31,
	2009	2008	$ change	% change
	(in millions)

Net revenues	$4,964	$5,025	$(61)	(1.2%	)
Segment operating income	723	638	85	13.3%

	For the Years Ended December 31,
	2008	2007	$ change	% change
	(in millions)

Net revenues	$5,025	$4,879	$146	3.0%
Segment operating income	638	716	(78)	(10.9%	)

2009 compared with 2008:

Net revenues decreased $61 million (1.2%), due to unfavorable volume/mix (1.7 pp) and the impact of divestitures (0.2 pp), partially offset by higher net pricing (0.7 pp). Biscuits net revenues increased, driven by higher input cost-driven pricing, partially offset by unfavorable volume/mix (unfavorable product mix, net of higher shipments). Biscuits volume gain was due to higher shipments primarily in Ritz crackers, Oreo cookies, Triscuit crackers and Chips Ahoy! cookies. Snack bars net revenues decreased, primarily due to volume declines in breakfast bars. Snack nuts net revenues decreased, primarily driven by lower net pricing, due to higher promotional spending, and unfavorable volume/mix reflecting lower volume due primarily to the recall of certain products containing pistachios in March 2009.

Segment operating income increased $85 million (13.3%), due primarily to lower costs due to the completion of the Restructuring Program, lower marketing support costs, lower manufacturing costs, higher net pricing, the gain on the divestiture of our Balance bar operations in the U.S. and lower marketing, administration and research costs. These favorable factors were partially offset by higher raw material costs and unfavorable volume/mix (unfavorable product mix and lower shipments, including the recall of certain products containing pistachios).

2008 compared with 2007:

Net revenues increased $146 million (3.0%), due to higher net pricing (8.4 pp) and the impact of our LU Biscuit acquisition (0.4 pp), partially offset by unfavorable volume/mix (5.6 pp) and the impact of divestitures (0.2 pp). Biscuits net revenues increased, driven by higher input cost-driven pricing and lower promotional spending, partially offset by unfavorable volume/mix. Biscuits unfavorable volume/mix was driven by base business volume declines in Wheat Thins crackers, Cheese Nips crackers and Chips Ahoy! cookies, partially offset by gains in Oreo cookies as well as new product introductions including Kraft macaroni and cheese crackers and Nilla Cakesters snack cakes. Snack bars net revenues decreased, driven by volume declines in breakfast bars, primarily due to product pruning. Snack nuts net revenues decreased, driven by lower volume, partially offset by higher net pricing.

Segment operating income decreased $78 million (10.9%), due to unfavorable volume/mix (lower shipments and unfavorable mix), higher raw material costs, higher manufacturing costs, higher Restructuring Program costs, higher marketing, administration and research costs, a 2007 gain on the divestiture of our hot cereal assets and trademarks and the impact of divestitures. These unfavorable variances were partially offset by higher net pricing and lower marketing support costs.

Canada & N.A. Foodservice

	For the Years Ended December 31,
	2009	2008	$ change	% change
	(in millions)

Net revenues	$4,087	$4,294	$(207)	(4.8%	)
Segment operating income	527	448	79	17.6%

	For the Years Ended December 31,
	2008	2007	$ change	% change
	(in millions)

Net revenues	$4,294	$4,080	$214	5.2%
Segment operating income	448	443	5	1.1%

2009 compared with 2008:

Net revenues decreased $207 million (4.8%), due to the significant impact of unfavorable foreign currency (4.6 pp) and unfavorable volume/mix (0.2 pp). In Canada, net revenues increased, driven by volume gains across all retail businesses and higher net pricing, partially offset by unfavorable foreign currency. In N.A. Foodservice, net revenues decreased, driven by lower volume, due to industry-wide declines in restaurant traffic and the discontinuation of less profitable product lines, lower input cost-driven pricing and unfavorable foreign currency.

Segment operating income increased $79 million (17.6%), due primarily to lower costs due to the completion of the Restructuring Program and lower raw material costs, partially offset by unfavorable foreign currency, higher manufacturing costs and higher marketing support costs.

2008 compared with 2007:

Net revenues increased $214 million (5.2%), due primarily to higher net pricing (3.9 pp), favorable foreign currency (1.3 pp) and favorable volume/mix (0.3 pp), partially offset by the impact of divestitures (0.4 pp). In Canada, net revenues growth was primarily driven by volume gains across all retail businesses, favorable foreign currency and higher net pricing. In N.A. Foodservice, net revenues increased, primarily driven by higher input cost-driven pricing, partially offset by unfavorable volume/mix.

Segment operating income increased $5 million (1.1%), due primarily to higher net pricing, lower manufacturing costs, lower marketing, administration and research costs, favorable volume/mix (higher shipments, net of unfavorable mix) and favorable foreign currency. These favorable variances were partially offset by higher raw material costs, higher Restructuring Program costs and higher marketing support costs.

Kraft Foods Europe

	For the Years Ended December 31,
	2009	2008	$ change	% change
	(in millions)

Net revenues	$8,768	$9,728	$(960)	(9.9%	)
Segment operating income	785	182	603	100.0+%

	For the Years Ended December 31,
	2008	2007	$ change	% change
	(in millions)

Net revenues	$9,728	$7,007	$2,721	38.8%
Segment operating income	182	455	(273)	(60.0%	)

2009 compared with 2008:

Net revenues decreased $960 million (9.9%), due to the significant impact of unfavorable foreign currency (6.7 pp), unfavorable volume/mix (2.8 pp) and the impact of divestitures (2.2 pp), partially offset by higher net pricing (1.8 pp). Unfavorable foreign currency primarily reflected the strength of the U.S. dollar versus the euro and British pound. In addition, volume declines in coffee, biscuits, chocolate and cheese and the discontinuation of less profitable product lines drove net revenues lower. These unfavorable revenue drivers were partially offset by higher net pricing, primarily in chocolate, coffee and biscuits.

Segment operating income increased $603 million (100+%), due to lower costs due to the completion of the Restructuring Program (including the reversal of prior year costs), higher net pricing, the 2008 net loss on the divestitures of several operations in Spain, 2008 asset impairment charges related to certain international intangible assets and the divestiture of our Nordic and Baltic snacks operation, lower manufacturing costs and lower raw material costs. These favorable variances were partially offset by unfavorable foreign currency, higher marketing support costs, higher non-recurring costs associated with the Kraft Foods Europe Reorganization, higher marketing, administration and research costs (primarily spending on Cost Savings Initiatives), asset impairment charges related to certain intangible assets in the Netherlands and to write off an investment in Norway, the net loss on the divestiture of a plant in Spain, unfavorable volume/mix (lower shipments, net of improved product mix) and the impact of divestitures.

2008 compared with 2007:

Net revenues increased $2,721 million (38.8%), due to the impact of our LU Biscuit acquisition (33.1 pp), favorable foreign currency (5.5 pp) and higher net pricing (4.7 pp), partially offset by the impact of divestitures (3.5 pp) and unfavorable volume/mix (1.0 pp). Higher input cost-driven pricing was partially offset by higher promotional spending. Unfavorable volume/mix was driven by declines in coffee and cheese shipments, partially offset by gains in chocolate.

Segment operating income decreased $273 million (60.0%), due primarily to higher raw material costs, higher Restructuring Program costs, the net loss on the divestitures of several operations in Spain, asset impairment charges related to certain international intangible assets and the divestiture of our Nordic and Baltic snacks operation, higher marketing, administration and research costs and the impact of divestitures. These unfavorable variances were partially offset by higher net pricing, the impact of our LU Biscuit acquisition (net of associated integration costs), lower manufacturing costs, lower marketing support costs and favorable volume/mix (improved mix, net of lower shipments).

Kraft Foods Europe Reorganization - The reorganization of our European operations to function on a pan-European centralized category management and value chain model was completed in 2009 for our Chocolate, Coffee and Cheese categories. Significant progress was made in 2009 related to the integration of our Europe Biscuits business, and we expect the integration to be completed by mid-2010. The European Principal Company (“EPC”) will manage the European categories centrally and make decisions for all aspects of the value chain, except for sales and distribution. The European subsidiaries will execute sales and distribution locally, and the local production companies will act as toll manufacturers on behalf of the EPC. The EPC legal entity has been incorporated as Kraft Foods Europe GmbH in Zurich, Switzerland. As part of the reorganization, we incurred $32 million of severance costs, $25 million of implementation costs and $56 million of other non-recurring costs during 2009; we incurred $16 million of restructuring costs, $39 million of implementation costs and $11 million of other non-recurring costs during 2008; and we incurred $21 million of restructuring costs, $24 million of implementation costs and $10 million of other non-recurring costs during 2007. Through 2009, we have incurred charges of $241 million related to our Kraft Foods Europe Reorganization, including the above mentioned costs. We expect to incur approximately $40 million in additional charges in 2010 to complete the integration of the Europe Biscuits business. In 2009, these charges were recorded within cost of sales and marketing, administration and research costs. The 2008 and 2007 restructuring and implementation costs were recorded as part of our overall Restructuring Program. Other non-recurring costs relating to our Kraft Foods Europe Reorganization were recorded as marketing, administration and research costs. Management believes the disclosure of implementation and other non-recurring charges provides readers of our financial statements greater transparency to the total costs of our Kraft Foods Europe Reorganization.

Kraft Foods Developing Markets

	For the Years Ended December 31,
	2009	2008	$ change	% change
	(in millions)

Net revenues	$7,956	$8,248	$(292)	(3.5%	)
Segment operating income	936	815	121	14.8%

	For the Years Ended December 31,
	2008	2007	$ change	% change
	(in millions)

Net revenues	$8,248	$5,975	$2,273	38.0%
Segment operating income	815	588	227	38.6%

2009 compared with 2008:

Net revenues decreased $292 million (3.5%), due to the significant impact of unfavorable foreign currency (12.9 pp), the absence of the 2008 favorable resolution of a Brazilian value added tax claim (0.8 pp) and the impact of divestitures (0.5 pp), partially offset by higher net pricing (8.9 pp) and favorable volume/mix (1.8 pp). In Central and Eastern Europe, Middle East and Africa, net revenues decreased, driven primarily by unfavorable foreign currency, partially offset by higher net pricing across most of the region and favorable volume/mix (improved product mix, net of lower shipments). In Latin America, net revenues increased, primarily driven by higher net pricing across the region and favorable volume/mix (lower shipments, net of improved product mix), partially offset by unfavorable foreign currency and the absence of the 2008 favorable resolution of a Brazilian value added tax claim. In Asia Pacific, net revenues increased, due to higher net pricing across most of the region and favorable volume/mix (improved product mix, net of lower shipments), primarily in China, partially offset by unfavorable foreign currency.

Segment operating income increased $121 million (14.8%), due primarily to higher net pricing, favorable volume/mix (improved product mix, net of lower shipments), lower costs due to the completion of the Restructuring Program (including the reversal of prior year costs) and 2008 asset impairment charges related to certain international intangible assets, a juice operation in Brazil and a cheese plant in Australia. These favorable variances were partially offset by higher raw material costs, higher manufacturing costs, unfavorable foreign currency, higher marketing, administration and research costs, higher marketing support costs and the absence of the 2008 favorable resolution of a Brazilian value added tax claim.

Venezuela - In the fourth quarter of 2009, the Venezuelan economy was classified as highly inflationary under accounting principles generally accepted in the United States of America (“U.S. GAAP”). Effective January 1, 2010, our Venezuelan subsidiary is being accounted for under highly inflationary accounting rules, which principally means all transactions are recorded in U.S. dollars. Venezuela has three exchange rates: the official rate, the consumer staples rate and the secondary (or parallel) rate. We have historically used and will continue to use the official rate to translate our Venezuelan operations. However, prior to this change in accounting, cash that we had exchanged into U.S. dollars using the secondary market was carried at that rate. Upon the change to highly inflationary accounting, we were required to translate our U.S. dollars on hand using the official rate. Additionally, on January 8, 2010, the Venezuelan government devalued its currency. Accordingly, we were required to revalue our net assets in Venezuela and we recorded an insignificant loss, which will be reflected in our first quarter 2010 results. We expect our 2010 operating results to be negatively impacted by $75 million to $100 million as a result of the aforementioned devaluation. This disclosure does not reflect the impacts of our recent acquisition activity.

2008 compared with 2007:

Net revenues increased $2,273 million (38.0%), due primarily to the impact of our LU Biscuit acquisition (15.9 pp), higher net pricing (11.0 pp), favorable volume/mix (5.4 pp), favorable foreign currency (4.7 pp) and the favorable resolution of a Brazilian value added tax claim (1.1 pp). In Central & Eastern Europe, Middle East & Africa, net revenues increased, driven by higher net pricing across the region, volume growth in chocolate, biscuits and coffee categories, our LU Biscuit acquisition and favorable foreign currency. In Latin America, net revenues increased, driven by favorable foreign currency, higher net pricing, the favorable resolution of a value added tax claim and favorable volume/mix in Brazil; higher net pricing and improved product mix in Argentina; and higher net pricing and favorable volume/mix in Venezuela. In Asia Pacific, net revenues increased due primarily to our LU Biscuit acquisition, higher net pricing across the region and favorable foreign currency.

Segment operating income increased $227 million (38.6%) due to higher net pricing, favorable volume/mix, the impact of our LU Biscuit acquisition (net of associated integration costs), the favorable resolution of a Brazilian value added tax claim, and favorable foreign currency. These favorable variances were partially offset by higher raw material costs, higher manufacturing costs, higher marketing, administration and research costs, higher Restructuring Program costs, higher marketing support costs, 2008 asset impairment charges related to certain international intangible assets, a juice operation in Brazil and a cheese plant in Australia and a 2007 gain on the divestiture of our sugar confectionery assets in Romania and related trademarks.

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

Principles of Consolidation:

The consolidated financial statements include Kraft Foods, as well as our wholly owned and majority owned subsidiaries. Our domestic operating subsidiaries report year-end results as of the last Saturday of the year, and our international operating subsidiaries generally report year-end results two weeks prior to the last Saturday of the year.

We account for investments in which we exercise significant influence (20% - 50% ownership interest) under the equity method of accounting. We use the cost method of accounting for investments in which we have an ownership interest of less than 20% and in which we do not exercise significant influence. Noncontrolling interest in subsidiaries consists of the equity interest of noncontrolling investors in consolidated subsidiaries of Kraft Foods. All intercompany transactions are eliminated.

Use of Estimates:

We prepare our financial statements in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect a number of amounts in our financial statements. Significant accounting policy elections, estimates and assumptions include, among others, pension and benefit plan assumptions, lives and valuation assumptions of goodwill and intangible assets, marketing programs and income taxes. We base our estimates on historical experience and other assumptions that we believe are reasonable. If actual amounts differ from estimates, we include the revisions in our consolidated results of operations in the period in which we know the actual amounts. Historically, the aggregate differences, if any, between our estimates and actual amounts in any year have not had a significant impact on our consolidated financial statements.

Inventories:

Inventories are stated at the lower of cost or market. We record inventory allowances for overstocked and obsolete inventories due to ingredient and packaging changes. Effective January 1, 2009, we changed our method of valuing our U.S. inventories to the average cost method. In prior years, principally all U.S. inventories were valued using the last-in, first-out (“LIFO”) method. We believe that the average cost method of accounting for U.S. inventories is preferable and will improve financial reporting by better matching revenues and expenses to current costs, by better aligning our external reporting with our competitors, and by aligning our external reporting with our tax basis of accounting. The financial statements for all periods presented were conformed to the change in accounting policy. With this change, we value all of our inventories using the average cost method.

Refer to Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements for further details of this change in accounting policy.

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

Goodwill and Intangible Assets:

We test goodwill and non-amortizable intangible assets at least annually for impairment. We have recognized goodwill in our reporting units, which are generally one level below our operating segments. We use a two step process to test goodwill at the reporting unit level. The first step involves a comparison of the estimated fair value of each reporting unit with its carrying value. Fair value is estimated using discounted cash flows of the reporting unit based on planned growth rates, and estimates of discount rates and residual values. If the carrying value exceeds the fair value, the second step of the process is necessary. The second step measures the difference between the carrying value and implied fair value of goodwill. To test non-amortizable intangible assets for impairment, we compare the fair value of the intangible asset with its carrying value. Fair value of non-amortizable intangible assets is determined using our planned growth rates, and estimates of discount rates and royalty rates. If the carrying value exceeds fair value, the intangible asset is considered impaired and is reduced to fair value. Definite-lived intangible assets are amortized over their estimated useful lives.

We perform our annual impairment review of goodwill and non-amortizable intangible assets as of October 1 each year. The basis of our valuation methodology for estimating the fair value of our 20 reporting units is a 20-year projection of discounted cash flows that is based on our annual strategic planning process. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans, industry and economic conditions. For our reporting units within our Kraft Foods North America and Kraft Foods Europe geographic units, we used a market-participant, weighted-average cost of capital of 7.5% to discount the projected cash flows of those operations. For our reporting units within our Kraft Foods Developing Markets geographic unit, we used a risk-rated discount rate of 10.5%.

As a result of our 2009 annual review of goodwill and non-amortizable intangible assets, we recorded a $12 million charge for the impairment of intangible assets in the Netherlands. During our 2009 impairment review, we also noted that the following three reporting units were the most sensitive to near-term changes in our discounted cash flow assumptions:

	Percentage of Excess Fair Value over Carrying Value	October 1, 2009 Carrying Value of Goodwill
		(in millions)

U.S. Salty Snacks	11%	$1,186
N.A. Foodservice	22%	861
Europe Biscuits	11%	2,555

Each of our reporting units passed the first step of our 2009 annual impairment review with an estimated fair value greater than 110% of its carrying value. Looking past 2009, there are uncertainties within the three identified reporting units that could potentially require further analysis in the future in order for us to determine if a goodwill impairment exists within any of the individual reporting units. Significant uncertainties are:

•

Continued economic uncertainty may lead customers to purchase more retailer brands or other economy brands, which could reduce sales volumes of our products or shift our product mix to our lower margin offerings. If we are not able to maintain or improve our brand image or value proposition, it could have a material effect on our market share and our profitability. As we primarily use a forecasted discounted cash flow model based on segment operating income, a material decrease in profitability would adversely affect our estimated fair value of any of these reporting units.

•

Our U.S. Salty Snacks business has experienced volume declines over the past year. If this trend were to continue or worsen, it would adversely affect the estimated fair value of U.S. Salty Snacks reporting unit.

•

Our N.A. Foodservice business is heavily dependent on the restaurant industry, which has been negatively impacted by the recent recession. Continued industry-wide declines in restaurant traffic would adversely affect the estimated fair value of the N.A. Foodservice reporting unit.

•

Our Europe Biscuits business is primarily made up of the western European part of our 2007 LU Biscuit acquisition. Shortly after our acquisition, the economic environment in Europe deteriorated and ultimately lead to a recessionary period. If general economic conditions continue to worsen, it would adversely affect the estimated fair value of our Europe Biscuits reporting unit.

During the fourth quarter of 2008, we completed the annual review of goodwill and non-amortizable intangible assets and recorded a $44 million charge for the impairment of intangible assets in the Netherlands, France and Puerto Rico. During our 2008 impairment review, we determined that our Europe Biscuits reporting unit was the most sensitive to near-term changes in our discounted cash flow assumptions, as it contains a significant portion of the goodwill recorded upon our 2007 acquisition of LU Biscuit.

Insurance and Self-Insurance:

We use a combination of insurance and self-insurance for a number of risks, including workers’ compensation, general liability, automobile liability, product liability and our obligation for employee health care benefits. Liabilities associated with the risks are estimated by considering historical claims experience and other actuarial assumptions.

Revenue Recognition:

We recognize revenues when title and risk of loss pass to customers, which generally occurs upon shipment or delivery of goods. Revenues are recorded net of consumer incentives and trade promotions and include all shipping and handling charges billed to customers. Kraft Foods’ shipping and handling costs are classified as part of cost of sales. A provision for product returns and allowances for bad debts are also recorded as reductions to revenues within the same period that the revenue is recognized.

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

Environmental Costs:

We are subject to laws and regulations relating to the protection of the environment. We accrue for environmental remediation obligations on an undiscounted basis when amounts are probable and can be reasonably estimated. The accruals are adjusted as new information develops or circumstances change. Recoveries of environmental remediation costs from third parties are recorded as assets when recovery of those costs is deemed probable. At December 31, 2009, our subsidiaries were involved in 71 active actions in the U.S. under Superfund legislation (and other similar actions) related to current operations and certain former or divested operations for which we retain liability.

Based on information currently available, we believe that the ultimate resolution of existing environmental remediation actions and our compliance in general with environmental laws and regulations will not have a material effect on our financial results. However, we cannot quantify with certainty the potential impact of future compliance efforts and environmental remediation actions.

Employee Benefit Plans:

In September 2006, new guidance was issued surrounding employers’ accounting for defined benefit pension and other postretirement plans. The new guidance required us to measure plan assets and benefit obligations as of the balance sheet date beginning in 2008. We previously measured our non-U.S. pension plans (other than certain Canadian and French pension plans) at September 30 of each year. On December 31, 2008, we recorded an after-tax decrease of $8 million to retained earnings using the 15-month approach to proportionally allocate the transition adjustment required upon adoption of the measurement provision of the new guidance. The plan assets and benefit obligations of our pension plans and the benefit obligations of our postretirement plans are now all measured at year-end.

We provide a range of benefits to our employees and retired employees. These include pension benefits, postretirement health care benefits and postemployment benefits, consisting primarily of severance. We record amounts relating to these plans based on calculations specified by U.S. GAAP. These calculations require the use of various actuarial assumptions, such as discount rates, assumed rates of return on plan assets, compensation increases, turnover rates and health care cost trend rates. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when appropriate. As permitted by U.S. GAAP, we generally amortize any effect of the modifications over future periods. We believe that the assumptions used in recording our plan obligations are reasonable based on our experience and advice from our actuaries. Refer to Note 11, Benefit Plans, to the consolidated financial statements for a discussion of the assumptions used.

We recorded the following amounts in earnings for these employee benefit plans during the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
		(in millions)

U.S. pension plan cost	$313	$160	$212
Non-U.S. pension plan cost	77	82	123
Postretirement health care cost	221	254	260
Postemployment benefit plan cost	143	571	140
Employee savings plan cost	94	93	83
Multiemployer pension plan contributions	29	27	26
Multiemployer medical plan contributions	35	33	33

Net expense for employee benefit plans	$912	$1,220	$877

The 2009 net expense for employee benefit plans of $912 million decreased by $308 million over the 2008 amount. The cost decrease primarily related to lower postemployment benefit plan costs as we completed our five-year Restructuring Program in 2008, partially offset by higher pension plan costs, including a lower expected return on plan assets and higher amortization of the net loss from experience differences. The 2008 net expense for employee benefit plans of $1,220 million increased by $343 million over the 2007 amount. The cost increase primarily related to higher postemployment benefit plan costs related to the Restructuring Program, partially offset by lower pension plan costs, including lower amortization of the net loss from experience differences.

We plan to make contributions of approximately $40 million to our U.S. pension plans and approximately $200 million to our non-U.S. pension plans in 2010. Our estimated pension contributions do not include anticipated contributions for our newly acquired Cadbury business. We will update this figure in future filings to reflect these anticipated contributions. Our actual contributions may differ from our planned contributions due to many factors, including changes in tax and other benefit laws, or significant differences between expected and actual pension asset performance or interest rates. For our U.S. qualified pension plans, we are not currently required to make any U.S. pension plan contributions under the Pension Protection Act of 2006 in 2010.

We expect our 2010 net expense for employee benefit plans to increase by approximately $40 million. The increase is primarily due to higher forecasted non-U.S. pension plan costs due to plan assumption changes, partially offset by lower forecasted postemployment benefit plan costs. Our non-U.S. pension plan costs will be higher primarily due to a weighted-average decrease of 120 basis points in our discount rate assumption. As this disclosure was made as of December 31, 2009, it does not reflect the impacts of our recent acquisition and divestiture activity.

We will be freezing our U.S. pension plans for current salaried and non-union hourly employees effective December 31, 2019. Pension accruals for all salaried and non-union employees who are currently earning pension benefits will end on December 31, 2019, and continuing pay and service will be used to calculate the pension benefits through December 31, 2019. Our projected benefit obligation decreased $168 million in 2009, and we incurred a $5 million curtailment charge in 2009 related to the freeze. We expect the freeze to lower our annual U.S. pension plan costs by approximately $40 million beginning in 2010. Additionally, for salaried and non-union hourly employees hired in the U.S. after January 1, 2009, we discontinued benefits under our U.S. pension plans, and we replaced them with an enhanced company contribution to our employee savings plan. We do not expect this to have a significant impact on our 2010 pension plan cost.

Our 2010 health care cost trend rate assumption remained unchanged at 7.00% for our U.S. postretirement plans and remained unchanged at 9.00% for our Canadian postretirement plans. We established these rates based upon our most recent experience as well as our expectation for health care trend rates going forward. We anticipate that our health care cost trend rate assumption will be 5.00% for U.S. plans by 2014 and 6.00% for Canadian plans by 2016. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects as of December 31, 2009:

	One-Percentage-Point
	Increase	Decrease

Effect on total of service and interest cost	12.3%	(10.2%	)
Effect on postretirement benefit obligation	9.8%	(8.3%	)

Our 2010 discount rate assumption decreased to 5.70% from 6.10% for our U.S. postretirement plans and decreased to 5.25% from 7.60% for our Canadian postretirement plans. Our 2010 discount rate decreased to 5.93% from 6.10% for our U.S. pension plans. We model these discount rates using a portfolio of high quality, fixed-income debt instruments with durations that match the expected future cash flows of the benefit obligations. Our 2010 discount rate assumption for our non-U.S. pension plans decreased to 5.21% from 6.41%. We developed the discount rates for our non-U.S. plans from local bond indices that match local benefit obligations as closely as possible. Changes in our discount rates were primarily the result of changes in bond yields year-over-year.

Our 2010 expected rate of return on plan assets remained unchanged at 8.00% for our U.S. pension plans. We determine our expected rate of return on plan assets from the plan assets’ historical long-term investment performance, current asset allocation and estimates of future long-term returns by asset class. We attempt to maintain our target asset allocation by rebalancing between equity and debt asset classes as we make contributions and monthly benefit payments. We intend to rebalance our plan portfolios by mid-2010 by making contributions and monthly benefit payments.

While we do not anticipate further changes in the 2010 assumptions for our U.S. and non-U.S. pension and postretirement health care plans, as a sensitivity measure, a fifty-basis point change in our discount rate or a fifty-basis point change in the expected rate of return on plan assets would have the following effects, increase / (decrease) in cost, as of December 31, 2009:

	U.S. Plans		Non-U.S. Plans
	Fifty-Basis-Point		Fifty-Basis-Point
	Increase	Decrease	Increase	Decrease
	(in millions)

Effect of change in discount rate on pension costs	$(59)	$59	$(24)	$26
Effect of change in expected rate of return on plan assets on pension costs	(30)	30	(18)	18
Effect of change in discount rate on postretirement health care costs	(9)	9	(1)	1

Financial Instruments:

As we operate globally, we use certain financial instruments to manage our foreign currency exchange rate, commodity price and interest rate risks. We monitor and manage these exposures as part of our overall risk management program. Our risk management program focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. We maintain foreign currency, commodity price and interest rate risk management strategies that seek to reduce significant, unanticipated earnings fluctuations that may arise from volatility in foreign currency exchange rates, commodity prices and interest rates, principally through the use of derivative instruments.

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

By using derivatives to hedge exposures to changes in exchange rates and commodity prices, we have exposure on these derivatives to credit and market risk. We are exposed to credit risk that the counterparty might fail to fulfill its performance obligations under the terms of the derivative contract. We minimize our credit risk by entering into transactions with high quality counterparties with investment grade credit ratings, limiting the amount of exposure we have with each counterparty and monitoring the financial condition of our counterparties. In October 2008, one of our counterparties, Lehman Brothers Commercial Corporation, filed for bankruptcy. Consequently, we wrote off an insignificant asset related to derivatives held with them. This did not have a significant impact on our foreign currency risk management program. We also maintain a policy of requiring that all significant, non-exchange traded derivative contracts with a duration greater than one year be governed by an International Swaps and Derivatives Association master agreement. Market risk is the risk that the value of the financial instrument might be adversely affected by a change in foreign currency exchange rates, commodity prices, or interest rates. We manage market risk by incorporating monitoring parameters within our risk management strategy that limit the types of derivative instruments and derivative strategies we use, and the degree of market risk that may be undertaken by the use of derivative instruments.

We record derivative financial instruments at fair value in our consolidated balance sheets as either current assets or current liabilities. Changes in the fair value of a derivative that is highly effective and designated as a cash flow hedge, to the extent that the hedge is effective, are recorded each period either in accumulated other comprehensive earnings / (losses) or in earnings. Gains and losses on derivative instruments reported in accumulated other comprehensive earnings / (losses) are reclassified to the consolidated statement of earnings in the periods in which operating results are affected by the hedged item. Changes in the fair value of a derivative that is highly effective and designated as a fair value hedge, along with the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, are recorded in current period earnings. Cash flows from hedging instruments are classified in the same manner as the affected hedged item in the consolidated statements of cash flows.

Income Taxes:

Prior to our spin-off from Altria, we were included in Altria’s consolidated federal income tax return. We generally computed income taxes on a separate company basis; however, some of our foreign tax credits, capital losses and other credits could not be used on a separate company basis. To the extent that Altria used our foreign tax credits and other tax benefits in its consolidated federal income tax return, we recognized the benefit in the calculation of our provision for income taxes. This benefit was approximately $270 million in 2007. We made payments to, or were reimbursed by, Altria for the tax effects resulting from being included in Altria’s tax return. As of March 31, 2007, we were no longer a member of the Altria consolidated tax return group. We file our own federal consolidated income tax returns.

In July 2006, new guidance was issued which addressed accounting for the uncertainty in income taxes. We adopted the guidance effective January 1, 2007. The guidance clarified when tax benefits should be recorded in the financial statements and provided measurement criteria for valuing such benefits. In order for us to recognize benefits, our tax position must be more likely than not to be sustained upon audit. The amount we recognize is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Before the implementation of this guidance, we established additional provisions for certain positions that were likely to be challenged even though we believe that those existing tax positions were fully supportable. The adoption of this guidance resulted in an increase to equity as of January 1, 2007 of $213 million.

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

We purchase our dairy raw material requirements, including milk and cheese, from independent third parties such as agricultural cooperatives and independent processors. The prices for milk and other dairy product purchases are substantially influenced by market supply and demand, as well as by government programs. Dairy commodity costs on average were lower in 2009 than in 2008. Significant cost items in our biscuit and grocery products are grains (wheat, corn and soybean oil). Grain costs have experienced significant volatility as a result of burgeoning global demand for food, livestock feed and biofuels such as ethanol and biodiesel. Grain costs on average were relatively flat from 2008 to 2009. The most significant cost item in coffee products is green coffee beans, which are purchased on world markets. Green coffee bean prices are affected by the quality and availability of supply, changes in the value of the U.S. dollar in relation to certain other currencies and consumer demand for coffee products. Green coffee bean costs on average were lower in 2009 than in 2008. A significant cost item in chocolate confectionery products is cocoa, which is purchased on world markets, and the price of which is affected by the quality and availability of supply and changes in the value of the British pound and the U.S. dollar relative to certain other currencies. Cocoa bean and cocoa butter costs on average were higher in 2009 than in 2008.

During 2009, our aggregate commodity costs decreased primarily as a result of lower dairy costs. For 2009, our commodity costs were approximately $150 million lower than 2008, following an increase of approximately $2.0 billion in 2008 compared to 2007. Overall, we expect commodity costs to continue to be volatile in 2010.

Liquidity

We believe that our cash from operations, our existing $4.5 billion revolving credit facility (which supports our commercial paper program) and our authorized long-term financing will provide sufficient liquidity to meet our working capital needs, planned capital expenditures, future contractual obligations and payment of our anticipated quarterly dividends. We continue to utilize our commercial paper program and primarily uncommitted international credit lines for daily funding requirements. We also use short-term intercompany loans from foreign subsidiaries to improve financial flexibility. Overall, we do not expect any negative effects to our funding sources that would have a material effect on our liquidity.

Net Cash Provided by Operating Activities:

Operating activities provided net cash of $5.1 billion in 2009, $4.1 billion in 2008 and $3.6 billion in 2007. The increase in operating cash flows in 2009 primarily related to working capital improvements over the prior year (primarily due to improved inventory positions, partially offset by higher interest payments, principally due to the first annual payment on our euro notes) and higher earnings. The increase in operating cash flows was partially offset by higher pension contributions, driven by total voluntary contributions of $400 million that we made to our U.S. pension plans in May and December 2009.

Operating cash flows increased in 2008 from 2007 primarily due to increased earnings and working capital improvements (mainly from lower income tax payments and lower inventory levels), partially offset by increased interest paid. The increase in operating cash flows was partially offset by a $305 million tax transfer from Altria in 2007 for the federal tax contingencies held by them, less the impact of federal reserves reversed due to the adoption of new guidance which addressed accounting for the uncertainty in income taxes. The transfer from Altria was reflected as a component of the change in other current assets within the net cash provided by operating activities section of the consolidated statement of cash flows.

We anticipate making U.S. pension contributions of approximately $40 million in 2010 and non-U.S. pension contributions of approximately $200 million in 2010. We expect to fund these contributions from operations. Our estimated pension contributions do not include anticipated contributions for our newly acquired Cadbury business. We will update this figure in future filings to reflect these anticipated contributions.

Net Cash Used in Investing Activities:

One element of our growth strategy is to strengthen our brand portfolios and / or expand our geographic reach through disciplined programs of selective acquisitions and divestitures. We are regularly reviewing potential acquisition candidates and from time to time sell businesses to accelerate the shift in our portfolio toward businesses—whether global, regional or local - that offer us a sustainable competitive advantage. The impact of future acquisitions or divestitures could have a material impact on our cash flows.

Net cash used in investing activities was $1.2 billion in 2009, $1.3 billion in 2008 and $8.4 billion in 2007. The decrease in cash used in investing activities in 2009 primarily related to a $99 million payment made to Groupe Danone S.A. in 2008 to refund excess cash received in the acquisition of LU Biscuit and lower capital expenditures, partially offset by lower proceeds from divestitures. The decrease in cash used in investing activities in 2008 primarily related to lower payments for acquisitions, partially offset by lower proceeds from divestitures and higher capital expenditures.

During 2009, we divested our Balance bar operations in the U.S., a juice operation in Brazil and a plant in Spain and received $41 million in net proceeds. During 2008, we received $153 million in net proceeds on divestitures, primarily related to a Nordic and Baltic snacks operation and four operations in Spain, and we disbursed $56 million for transaction fees related to the split-off of the Post cereals business. Additionally, we paid Groupe Danone S.A. the aforementioned refund in 2008. During 2007, we received net proceeds of $216 million from the divestitures of our flavored water and juice brand assets and related trademarks, our sugar confectionery assets in Romania and related trademarks and our hot cereal assets and trademarks. Additionally, we acquired LU Biscuit for €5.1 billion (approximately $7.6 billion) in cash in 2007.

Capital expenditures, which were funded by operating activities, were $1.3 billion in 2009, $1.4 billion in 2008 and $1.2 billion in 2007. The 2009 capital expenditures were primarily used to modernize manufacturing facilities and support new product and productivity initiatives. We expect 2010 capital expenditures to be in line with 2009 expenditures, including capital expenditures required for systems’ investments. We expect to fund these expenditures from operations. As this disclosure was made as of December 31, 2009, it does not reflect the impacts of our recent acquisition and divestiture activity.

Net Cash (Used in) / Provided by Financing Activities:

Net cash used in financing activities was $3.1 billion in 2009 and $2.1 billion during 2008, compared with $5.1 billion provided during 2007. The net cash used in financing activities in 2009 primarily related to $1.7 billion in dividend payments, $950 million in repayments of long-term debt securities and $344 million in net commercial paper repayments. Additionally, other cash used in financing activities in 2009 included $69 million in costs related to our bridge facility agreement dated November 9, 2009 (the “Cadbury Bridge Facility”). The net cash used in financing activities in 2008 primarily related to $5.9 billion in payments made on the bridge facility used to fund our LU Biscuit acquisition, $1.7 billion in dividend payments, $777 million in Common Stock share repurchases and $795 million in repayments of long-term debt securities, primarily related to debt that matured on October 1, 2008, partially offset by $6.9 billion in proceeds from our long-term debt offerings. The net cash provided by financing activities in 2007 was primarily due to $6.4 billion in proceeds from long-term debt offerings and net outstanding borrowings of $5.5 billion under the bridge facility used to fund our LU Biscuit acquisition, partially offset by $3.7 billion in Common Stock share repurchases, $1.6 billion in dividend payments and $1.4 billion in repayments of long-term debt securities that matured.

In August 2010, $500 million of our long-term debt matures. We expect to fund the repayment with cash from operations or short-term borrowings. As this disclosure was made as of December 31, 2009, it does not reflect the impacts of our recent acquisition and divestiture activity.

Borrowing Arrangements:

On November 30, 2009, we entered into a revolving credit agreement for a $4.5 billion three-year senior unsecured revolving credit facility. The agreement replaced our former revolving credit agreement, which was terminated upon the signing of the new agreement. We intend to use the revolving credit facility for general corporate purposes, including for working capital purposes, and to support our commercial paper issuances. No amounts have been drawn on the facility.

The revolving credit agreement requires us to maintain a minimum total shareholders’ equity, excluding accumulated other comprehensive earnings / (losses), of at least $23.0 billion. Upon the completion of the Cadbury acquisition this covenant will increase by 75% of any increase in our total shareholders’ equity as a direct result of a) our issuance of certain types of equity securities to finance the acquisition; or b) our refinancing certain indebtedness. At December 31, 2009, our total shareholders’ equity, excluding accumulated other comprehensive earnings / (losses), was $29.8 billion. We expect to continue to meet this covenant. The revolving credit agreement also contains customary representations, covenants and events of default. However, the revolving credit facility has no other financial covenants, credit rating triggers or provisions that could require us to post collateral as security.

In addition to the above, some of our international subsidiaries maintain primarily uncommitted credit lines to meet short-term working capital needs. Collectively, these credit lines amounted to $1.5 billion at December 31, 2009. Borrowings on these lines amounted to $191 million at December 31, 2009 and $291 million at December 31, 2008.

The Cadbury Bridge Facility is a £5.5 billion (approximately $8.9 billion) 364-day senior unsecured facility. On January 18, 2010, we amended the agreement to increase the Cadbury Bridge Facility to an aggregate of £7.1 billion. On February 11, 2010, after the issuance of $9.5 billion of senior unsecured notes, we amended the agreement again to decrease the Cadbury Bridge Facility to an aggregate of £1.3 billion. We expect to use borrowings under the Cadbury Bridge Facility and proceeds from other financing sources to finance the Cadbury acquisition and to refinance certain indebtedness of Cadbury and its subsidiaries. With certain restrictions, borrowings under the Cadbury Bridge Facility are also available for our general corporate purposes.

The Cadbury Bridge Facility agreement includes the same minimum shareholders’ equity requirement as in our $4.5 billion revolving credit agreement. In addition, in the event that our long-term senior unsecured indebtedness is rated below investment grade by either Moody’s or Standard & Poor’s, the Cadbury Bridge Facility agreement requires us to maintain a net debt to adjusted EBITDA ratio of not more than 4.25 to 1.00. At December 31, 2009, we continued

to maintain our investment grade debt rating, and our net debt to adjusted EBITDA ratio was 2.64. The Cadbury Bridge Facility agreement also contains customary representations, covenants and events of default and requires the prepayment of advances and / or the permanent reduction of commitments under the facility with the net cash proceeds received from certain disposals, debt issuances and equity capital markets transactions. No amounts were drawn on the facility at December 31, 2009.

Subject to market conditions, we expect to refinance or reduce advances under the Cadbury Bridge Facility from proceeds of alternative financing sources.

Debt:

Our total debt was $19.0 billion at December 31, 2009 and $20.3 billion at December 31, 2008. Our debt-to-capitalization ratio was 0.42 at December 31, 2009 and 0.48 at December 31, 2008. At December 31, 2009, the weighted-average term of our outstanding long-term debt was 8.4 years.

On February 8, 2010, we issued $9.5 billion of senior unsecured notes at a weighted-average effective rate of 5.364% and are using the net proceeds ($9,379 million) to finance the Cadbury acquisition and for general corporate purposes. After the issuance of the $9.5 billion of senior unsecured notes, the weighted-average term of our outstanding long-term debt was 10.5 years.

On September 3, 2009, we redeemed our November 2011, 7% $200 million debenture at par value. Upon redemption, we recorded a loss of $14 million within interest and other expense, net which represented the write-off of the remaining discount. On November 12, 2009, we repaid $750 million in notes, and on October 1, 2008, we repaid $700 million in notes. These repayments were primarily financed from commercial paper issuances.

On December 19, 2008, we issued $500 million of senior unsecured notes; on May 22, 2008, we issued $2.0 billion of senior unsecured notes; and on March 20, 2008, we issued €2.85 billion (approximately $4.5 billion) of senior unsecured notes. We used the net proceeds from these issuances ($498 million in December, $1,967 million in May and approximately $4,470 million in March) for general corporate purposes, including the repayment of borrowings under the bridge facility used to fund our LU Biscuit acquisition and other short-term borrowings.

The notes from all above issuances include covenants that restrict our ability to incur debt secured by liens above a certain threshold. We are also required to offer to purchase these notes at a price equal to 101% of the aggregate principal amount, plus accrued and unpaid interest to the date of repurchase, if we experience both of the following:

(i)	a “change of control” triggering event, and
(ii)	a downgrade of these notes below an investment grade rating by each of Moody’s, Standard & Poor’s and Fitch within a specified period.

We expect to continue to comply with our long-term debt covenants. Refer to Note 7, Debt and Borrowing Arrangements, for further details of these debt offerings.

From time to time we refinance long-term and short-term debt. The nature and amount of our long-term and short-term debt and the proportionate amount of each varies as a result of future business requirements, market conditions and other factors. We have an automatic shelf registration on Form S-3 on file with the SEC. As a well-known seasoned issuer, we are able to register new debt securities in amounts authorized by our Board of Directors through December 2010. On October 4, 2007 our Board of Directors authorized $5.0 billion in general long-term financing, which was in addition to the €5.3 billion authorized for the LU Biscuit acquisition and the £7.1 billion authorized for the Cadbury acquisition. At December 31, 2009, we had approximately $3.0 billion remaining in general long-term financing authority and £7.1 billion (approximately $11.5 billion) remaining in Cadbury financing authority from our Board of Directors.

Debt Ratings:

At February 16, 2010, our debt ratings by major credit rating agencies were:

	Short term	Long term

Moody’s	P-2	Baa2
Standard & Poor’s	A-2	BBB-
Fitch	F3	BBB-

Our debt ratings were downgraded due to the increased level of our indebtedness incurred in connection with our acquisition of Cadbury. On February 2, 2010, Moody’s affirmed our short-term debt rating of P-2 and our long-term debt rating Baa2, and revised the outlook from stable to negative. On February 2, 2010, Standard & Poor’s affirmed our short-term debt rating of A-2 and downgraded our long-term debt rating from BBB+ to BBB-, with a positive outlook. On January 20, 2010, Fitch downgraded our short-term debt rating from F2 to F3 and downgraded our long-term debt rating from BBB to BBB-, with a stable outlook.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

We have no off-balance sheet arrangements other than the guarantees and contractual obligations that are discussed below.

Guarantees:

As discussed in Note 13, Commitments and Contingencies, we have third-party guarantees primarily covering the long-term obligations of our vendors. As part of those transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At December 31, 2009, the carrying amount of our third-party guarantees on our consolidated balance sheet and the maximum potential payments under these guarantees was $29 million. Substantially all of these guarantees expire at various times through 2018.

In addition, at December 31, 2009, we were contingently liable for $274 million of guarantees related to our own performance. These include letters of credit related to dairy commodity purchases and guarantees related to the payment of custom duties and taxes, and other letters of credit.

Guarantees do not have, and we do not expect them to have, a material effect on our liquidity.

Aggregate Contractual Obligations:

The following table summarizes our contractual obligations at December 31, 2009, and does not reflect the impacts of our recent acquisition and divestiture activity.

	Payments Due
	Total	2010	2011-12	2013-14	2015 and Thereafter
			(in millions)

Long-term debt (1)	$18,536	$501	$6,366	$2,051	$9,618
Interest expense (2)	10,598	1,132	2,073	1,364	6,029
Capital leases (3)	84	16	26	13	29
Operating leases (4)	1,125	306	428	179	212
Purchase obligations: (5)
Inventory and production costs	5,819	4,465	1,079	257	18
Other	1,281	863	278	137	3

	7,100	5,328	1,357	394	21
Other long term liabilities (6)	2,296	280	474	454	1,088

	$39,739	$7,563	$10,724	$4,455	$16,997

(1)	Amounts represent the expected cash payments of our long-term debt and do not include unamortized bond premiums or discounts.
(2)	Amounts represent the expected cash payments of our interest expense on our long-term debt. Interest calculated on our variable-rate debt was forecasted using a LIBOR rate forward curve analysis as of December 31, 2009. Interest calculated on our euro notes was forecasted using the euro to U.S. dollar exchange rate as of December 31, 2009. An insignificant amount of interest expense was excluded from the table for a portion of our foreign debt due to the complexities involved in forecasting expected interest payments.

(3)	Amounts represent the expected cash payments of our capital leases, including the expected cash payments of interest expense of approximately $18 million on our capital leases.
(4)	Operating leases represent the minimum rental commitments under non-cancelable operating leases.
(5)	Purchase obligations for inventory and production costs (such as raw materials, indirect materials and supplies, packaging, co-manufacturing arrangements, storage and distribution) are commitments for projected needs to be utilized in the normal course of business. Other purchase obligations include commitments for marketing, advertising, capital expenditures, information technology and professional services. Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction. Most arrangements are cancelable without a significant penalty and with short notice (usually 30 days). Any amounts reflected on the consolidated balance sheet as accounts payable and accrued liabilities are excluded from the table above.
(6)	Other long-term liabilities primarily consist of estimated future benefit payments for our postretirement health care plans through December 31, 2019 of approximately $2,180 million. We are unable to reliably estimate the timing of the payments beyond 2019; as such, they are excluded from the above table. In addition, the following long-term liabilities included on the consolidated balance sheet are excluded from the table above: accrued pension costs, income taxes, insurance accruals and other accruals. We are unable to reliably estimate the timing of the payments (or contributions beyond 2010, in the case of accrued pension costs) for these items. We currently expect to make approximately $240 million in contributions to our pension plans in 2010. We also expect that our net pension cost will increase by approximately $50 million to approximately $440 million in 2010. As of December 31, 2009, our total liability for income taxes, including uncertain tax positions and associated accrued interest and penalties, was $1.2 billion. We expect to pay approximately $239 million in the next 12 months. During 2009, we reached an agreement with the IRS on specific matters related to years 2000 through 2003. Our returns for those years are still under examination, and the IRS recently began its examination of years 2004 through 2006. We are not able to reasonably estimate the timing of future cash flows beyond 12 months due to uncertainties in the timing of these and other tax audit outcomes.

Equity and Dividends

Stock Repurchases:

Our Board of Directors authorized the following Common Stock repurchase programs. Our $5.0 billion share repurchase authority expired on March 30, 2009. We did not repurchase any shares in 2009.

Share Repurchase Program Authorized by the Board of Directors	$5.0 billion	$2.0 billion

Authorized / completed period for repurchase	April 2007 - March 2009	March 2006 - March 2007

Aggregate cost of shares repurchased in 2008	$777 million
(millions of shares)	(25.3 shares)

Aggregate cost of shares repurchased in 2007	$3.5 billion	$140 million
(millions of shares)	(105.6 shares)	(4.5 shares)

Aggregate cost of shares repurchased life-to-date under program	$4.3 billion	$1.1 billion
(millions of shares)	(130.9 shares)	(34.7 shares)

In total, we repurchased 25.3 million shares for $777 million in 2008 and 110.1 million shares for $3,640 million in 2007 under these programs. We made these repurchases of our Common Stock in open market transactions.

In March 2007, we repurchased 1.4 million additional shares of our Common Stock from Altria at a cost of $46.5 million. We paid $32.085 per share, which was the average of the high and the low price of Kraft Foods Common Stock as reported on the NYSE on March 1, 2007. This repurchase was in accordance with our spin-off agreement with Altria.

Stock Plans:

At our 2009 annual meeting, our shareholders approved the Kraft Foods Inc. Amended and Restated 2005 Performance Incentive Plan (the “2005 Plan”). The 2005 Plan includes, among other provisions, a limit on the number of shares that may be granted, vesting restrictions and a prohibition on stock option repricing. Under the amended plan, we are authorized to issue a maximum of 168.0 million shares of our Common Stock. As of the effective date of the amendment, there were 92.1 million shares available to be granted under the 2005 Plan, of which no more than 27.5 million shares may be awarded as restricted or deferred stock.

In 2008, we changed our annual and long-term incentive compensation programs to further align them with shareholder returns. Under the annual equity program, we now grant equity in the form of both restricted or deferred stock and stock options. The restricted or deferred stock continues to vest 100% after three years, and the stock options vest in three annual installments beginning on the first anniversary of the grant date. Additionally, we changed our long-term incentive plan from a cash-based program to a share-based program. These shares vest based on varying performance, market and service conditions. The unvested long-term incentive plan shares have no voting rights and do not pay dividends.

In January 2009, we granted 1.5 million shares of stock in connection with our long-term incentive plan. The market value per share was $27.00 on the date of grant. In February 2009, as part of our annual equity program, we issued 4.1 million shares of restricted and deferred stock to eligible employees. The market value per restricted or deferred share was $23.64 on the date of grant. Also, as part of our annual equity program, we granted 16.3 million stock options to eligible employees at an exercise price of $23.64.

We also issued 0.2 million off-cycle shares of restricted and deferred stock during 2009. The weighted-average market value per restricted or deferred share was $25.55 on the date of grant. In aggregate, we issued 5.8 million restricted and deferred shares during 2009.

At December 31, 2009, the number of shares to be issued upon exercise of outstanding stock options, vesting of non-U.S. deferred shares and vesting of long-term incentive plan shares was 52.8 million or 3.6% of total shares outstanding.

In January 2008, we granted 1.4 million shares of stock in connection with our long-term incentive plan. The market value per share was $32.26 on the date of grant. In February 2008, as part of our annual equity program, we issued 3.4 million shares of restricted and deferred stock to eligible employees. The market value per restricted or deferred share was $29.49 on the date of grant. Also, as part of our annual equity program, we granted 13.5 million stock options to eligible employees at an exercise price of $29.49.

In addition, we issued 0.2 million off-cycle shares of restricted and deferred stock during 2008. The weighted-average market value per restricted or deferred share was $30.38 on the date of grant. In aggregate, we issued 5.0 million restricted and deferred shares during 2008. We also granted 0.1 million off-cycle stock options during 2008 at an exercise price of $30.78. In aggregate, we granted 13.6 million stock options during 2008.

Our Board of Directors approved a stock option grant to our Chief Executive Officer on May 3, 2007, to recognize her election as our Chairman. She received 300,000 stock options, which vest under varying market and service conditions and expire ten years after the grant date.

In January 2007, we issued 5.2 million shares of restricted and deferred stock to eligible employees as part of our annual equity program. The market value per restricted or deferred share was $34.655 on the date of grant. Additionally, we issued 1.0 million off-cycle shares of restricted and deferred stock during 2007. The weighted-average market value per restricted or deferred share was $34.085 on the date of grant. The total number of restricted and deferred shares issued in 2007 was 9.2 million, including those issued as a result of our spin-off from Altria (discussed below).

Upon our spin-off, Altria stock awards were modified through the issuance of Kraft Foods stock awards, and accordingly, the Altria stock awards were split into two instruments. Holders of Altria stock options received: 1) a new Kraft Foods option to acquire shares of Kraft Foods Common Stock; and 2) an adjusted Altria stock option for the same number of shares of Altria common stock previously held, but with a proportionally reduced exercise price. For each employee stock option outstanding, the aggregate intrinsic value immediately after our spin-off from Altria was not greater than the aggregate intrinsic value immediately prior to it. Holders of Altria restricted stock or stock rights awarded before January 31, 2007, retained their existing awards and received restricted stock or stock rights in Kraft Foods Common Stock. Recipients of Altria restricted stock or stock rights awarded on or after January 31, 2007, did not receive Kraft Foods restricted stock or stock rights because Altria had announced the spin-off at that time. We reimbursed Altria $179 million for net settlement of the employee stock awards. We determined the fair value of the stock options using the Black-Scholes option valuation model, and adjusted the fair value of the restricted stock and stock rights by the value of projected forfeitures.

Based upon the number of Altria stock awards outstanding at the time of our spin-off, we granted stock options for 24.2 million shares of Common Stock at a weighted-average price of $15.75. The options expire between 2007 and

2012. In addition, we issued 3.0 million shares of restricted stock and stock rights. The market value per restricted share or right was $31.66 on the date of grant. Restrictions on the majority of these restricted shares and stock rights lapsed in either the first quarter of 2008 or 2009.

Dividends:

We paid dividends of $1,712 million in 2009, $1,663 million in 2008 and $1,638 million in 2007. The increases of 2.9% in 2009 and 1.5% in 2008 reflect higher dividend rates, partially offset by fewer shares outstanding resulting from the split-off of the Post cereals business and share repurchases. The present annualized dividend rate is $1.16 per common share. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.

2010 Outlook

We expect the strong operating and financial momentum of our base business to carry forward into coming years. In the near term, we continue to target organic net revenue growth of 4 percent or more and the high end of our 7 to 9 percent long-term EPS growth objective on our base business.

We expect to deliver this performance while:

•	investing incrementally in product quality, marketing and innovation;
•	raising productivity as a percentage of cost of goods sold to greater than 4 percent by 2011;
•	leveraging overhead costs by reducing overhead as a percentage of net revenue to approximately 12.5 percent by 2011; and
•	restoring operating income margins to industry benchmarks in the mid-teens by 2011.

In addition, our consolidated results will include Cadbury from February 2, 2010, onwards. The combination of Kraft Foods and Cadbury is expected to provide the potential for meaningful revenue synergies over time from investments in distribution, marketing and product development. As a result, the combined company is targeting long-term organic net revenue growth of 5 percent or more.

Opportunities for significant synergies from the combination have also been identified. On a combined basis, we continue to expect that pre-tax cost savings of at least $675 million annually can be realized by the end of 2012. Total one-time implementation cash costs of approximately $1.3 billion are expected to be incurred through the end of 2012.

On a combined basis, we are targeting accretion to earnings per share in 2011 of approximately $0.05 on a cash basis, which excludes one-time expenses to achieve cost savings, expenses related to the transaction and the impact of incremental non-cash items such as the amortization of intangibles related to the acquisition. Over the long-term, the combined company is targeting EPS growth of 9 to 11 percent.

Our results will also be affected by the sale of the assets of our Frozen Pizza business, which is expected to close in the first quarter of 2010. We also expect earnings to be reduced by approximately $0.05 per diluted share on an annual basis as a result of the Frozen Pizza business transaction. This assumes the proceeds will be used for a combination of debt reduction and share repurchases.

New Accounting Standards

See Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements for a discussion of new accounting standards.

Contingencies

See Note 13, Commitments and Contingencies, to the consolidated financial statements and Part I Item 3. Legal Proceedings for a discussion of contingencies.

Non-GAAP Financial Measures

We use the non-U.S. GAAP financial measure “organic net revenues” and corresponding growth ratios. The difference between “organic net revenues” and “net revenues,” which is the most comparable U.S. GAAP financial measure, is that organic net revenues excludes the impact of acquisitions, divestitures and currency. Organic net revenues is used by our management to budget, make operating and strategic decisions and evaluate our performance. We have disclosed this measure so that you have the same financial data that management uses with the intention of assisting you in making comparisons to our historical operating results and analyzing our underlying performance. Our management believes that organic net revenues better reflect the underlying growth from the ongoing activities of our business and provide improved comparability of results because they exclude the impact of fluctuations in foreign currency exchange rates, which are not under our control, and also exclude the one-time impacts of acquisitions and divestitures on net revenues. The limitation of this measure is that it excludes items that have an impact on net revenues. The best way that this limitation can be addressed is by using organic net revenues in combination with our U.S. GAAP reported net revenues. Our management believes that the presentation of this non-U.S. GAAP financial measure, when considered together with our U.S. GAAP financial measures and the reconciliations to the corresponding U.S. GAAP financial measures, provides you with a more complete understanding of the factors and trends affecting Kraft Foods than could be obtained absent these disclosures. Because organic net revenues calculations may vary among other companies, the organic net revenues figures presented in the Consolidated Results of Operations section may not be comparable with similarly titled measures of other companies. Organic net revenues are not meant to be considered in isolation or as a substitute for U.S. GAAP financial measures. You should carefully evaluate the following table reconciling U.S. GAAP reported net revenues to organic net revenues.

	2009	2008	$ Change	% Change
	(in millions)

Organic net revenues	$42,210	$41,577	$633	1.5%
Impact of divestitures	73	355	(282)	(0.7)pp
Unfavorable foreign currency	(1,897)	-	(1,897)	(4.5)pp

Reported net revenues	$40,386	$41,932	$(1,546)	(3.7%	)

	2008	2007	$Change	% Change
	(in millions)

Organic net revenues	$37,818	$35,424	$2,394	6.8%
Impact of divestitures	230	434	(204)	(0.8)pp
Favorable foreign currency	711	-	711	2.0pp
2007 LU Biscuit acquisition	3,173	-	3,173	8.9pp

Reported net revenues	$41,932	$35,858	$6,074	16.9%

In addition, we use the non-U.S. GAAP financial measure “free cash flow.” The difference between “free cash flow” and “net cash provided by operating activities,” which is the most comparable U.S. GAAP financial measure, is that free cash flow reflects the impact of capital expenditures. The limitation of this measure is that it includes items that do not have an impact on our cash flow provided by operating activities. The best way that this limitation can be addressed is by using free cash flow in combination with our U.S. GAAP reported net cash provided by operating activities.

Free cash flow is an internal, supplemental measure of our performance. Our management uses free cash flow as the primary cash flow metric in the budgeting and forecasting processes, as it represents the controllable cash flows from operations. We believe free cash flow shows the financial health of, and how efficiently we are running, the company. We further believe that this non-U.S. GAAP measure provides information useful to both management and investors in gaining an overall understanding of our current financial performance, and that it provides investors with financial information that most closely aligns to our internal measurement processes.

This non-U.S. GAAP measure should not be considered in isolation or as an alternative to cash flows generated by operating, investing or financing activities as a measure of our liquidity. Because free cash flow is not a measurement determined in accordance with U.S. GAAP, and is thus susceptible to varying calculations, free cash flow may not be comparable to other similarly titled measures of other companies.

The table below reconciles reported net cash provided by operating activities to free cash flow for the periods stated.

	2009	2008	2007
	(in millions)

Net Cash Provided by Operating Activities	$5,084	$4,141	$3,571
Capital Expenditures	(1,330)	(1,367)	(1,241)

Free cash flow	$3,754	$2,774	$2,330

Forward-Looking Statements

This report contains forward-looking statements including how our four priorities will shape our future; our planned sale of our Frozen Pizza business, including regulatory clearances, number of employees who will transfer and expected close; what our strategy is centered on; our investments align with growing consumer interest in convenience products and premium brands; our focus on snacks and confectionary products fits well within our strategy of growth in instant consumption channels; our long-term strategy; our intent to acquire the remaining Cadbury ordinary shares; our accounting for the sale of our Frozen Pizza business as a discontinued operation in the first quarter of 2010; our continuing expectation that the exchange with our shareholders related to the split-off of the Post cereals business was tax-free; expectations about LU biscuits; with regard to our Restructuring Program, our use of cash to pay charges and cumulative annualized savings; in connection with our new operating structure, that we are putting our resources closer to where we make decisions that affect our consumers and customers and our intent to simplify, streamline and increase accountability, with the ultimate goal of generating reliable growth for Kraft Foods; why we disclose implementation charges; our reorganization of our European operations and how we changed the way we work; why we include segment operating income; our expectation regarding completion of our reorganization of Kraft Foods Europe; expected additional charges to complete the integration of the Europe Biscuits business and why we disclose implementation and other non-recurring charges; our expectations regarding how the Venezuelan devaluation will affect our 2010 operating results; our belief that the average cost method of accounting is preferable and will improve our financial reporting; our uncertainty that the three reporting units could potentially require further analysis in the future to determine if a goodwill impairment exists, and the significant certainties, including continued economic uncertainty, volume declines, the negative effect of the recession on restaurant industry and the deteriorating economic environment in Europe that ultimately lead to a recessionary period; our belief that the ultimate resolution of existing environmental remediation actions and our compliance with environmental laws and regulations will not have a material effect on our financial results and our uncertainty related to the potential impact of future compliance efforts and environmental remediation efforts; our belief regarding the assumptions used in recording our plan obligations; with regard to our pension plans, the amount we expect to make in contributions in 2010, the amount we expect our net pension cost to increase, our expectation regarding the amount the pension freeze will lower our annual U.S. pension plan costs and our expectation that the enhanced company contribution to our employee savings plan will not have a significant impact on our 2010 pension plan cost; our expectation for health care trend rates; our anticipated health care cost trend rate assumption; our discount rate model and expected future cash flows of benefit obligations; that the final outcome of our legal proceedings will not materially affect our financial results; our 2010 expected rate of return on plan assets; our intent to rebalance our plan portfolios by mid-2010; that we do not anticipate further changes in the 2010 assumptions for our pension and postretirement health care plans; our risk management program effects; our exposure relating to derivatives to credit and market risk; our expectation that 2010 commodity costs will be volatile; our belief regarding our liquidity; that we do expect any negative effects to our funding sources that would have a material effect on our liquidity; our expectation to fund pension contributions from operations; the element of our growth strategy to strengthen our brand portfolios and / or expand our geographic reach through disciplined programs of selective acquisitions and divestitures; the impact of future acquisitions or divestitures could have a material impact on our cash flows; our expectations regarding 2010 capital expenditures; our expectation to fund the repayment of our long-term debt with cash from operations or short-term borrowings; our intended use of the revolving credit agreement; that we expect to continue to meet the shareholders’ equity covenant; our expectation that we will continue to comply with our long-term debt covenants; that we expect to use borrowings under the Cadbury Bridge Facility and proceeds from other financing sources to finance the Cadbury acquisition and to refinance Cadbury debt; that we expect to refinance or reduce advances under the Cadbury Bridge Facility from proceeds of alternative financing sources; that guarantees do not have, and we do not expect them to have a material effect on our liquidity; our expectations regarding our aggregate contractual obligations; and our 2010 Outlook.

These forward-looking statements involve risks and uncertainties, and the cautionary statements contained in the “Risk Factors” found in this Annual Report on Form 10-K identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. Such factors, include, but are not limited to, continued volatility in commodity costs, pricing actions, increased competition, our ability to differentiate our products from private label products, increased costs of sales, our indebtedness and our ability to pay our indebtedness, unexpected safety or manufacturing issues, Food and Drug Administration or other regulatory actions or delays, unanticipated expenses such as litigation or legal settlement expenses, a shift in our product mix to lower margin offerings, risks from operating globally, our failure to successfully integrate the Cadbury business and tax law changes. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this Form 10-K.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

As we operate globally, we use certain financial instruments to manage our foreign currency exchange rate, commodity price and interest rate risks. We monitor and manage these exposures as part of our overall risk management program. Our risk management program focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. We maintain foreign currency, commodity price and interest rate risk management policies that principally use derivative instruments to reduce significant, unanticipated earnings fluctuations that may arise from volatility in foreign currency exchange rates, commodity prices and interest rates. We also sell commodity futures to unprice future purchase commitments, and we occasionally use related futures to cross-hedge a commodity exposure. We are not a party to leveraged derivatives and, by policy, do not use financial instruments for speculative purposes. Refer to Note 1, Summary of Significant Accounting Policies, and Note 12, Financial Instruments, to the consolidated financial statements for further details of our foreign currency, commodity price and interest rate risk management policies and the types of derivative instruments we use to hedge those exposures.

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

We made the VAR estimates assuming normal market conditions, using a 95% confidence interval. We used a “variance / co-variance” model to determine the observed interrelationships between movements in interest rates and various currencies. These interrelationships were determined by observing interest rate and forward currency rate movements over the prior quarter for the calculation of VAR amounts at December 31, 2009 and 2008, and over each of the four prior quarters for the calculation of average VAR amounts during each year. The values of foreign currency and commodity options do not change on a one-to-one basis with the underlying currency or commodity, and were valued accordingly in the VAR computation.

As of December 31, 2009, the estimated potential one-day loss in fair value of our interest rate-sensitive instruments, primarily debt, under normal market conditions and the estimated potential one-day loss in pre-tax earnings from our foreign currency and commodity instruments under normal market conditions, as calculated in the VAR model, were (in millions):

	Pre-Tax Earnings Impact				Fair Value Impact
	At 12/31/09	Average	High	Low	At 12/31/09	Average	High	Low

Instruments sensitive to:
Interest rates					$123	$175	$239	$114
Foreign currency rates	$8	$11	$15	$8
Commodity prices	31	30	36	24

	Pre-Tax Earnings Impact				Fair Value Impact
	At 12/31/08	Average	High	Low	At 12/31/08	Average	High	Low

Instruments sensitive to:
Interest rates					$175	$161	$216	$106
Foreign currency rates	$19	$15	$21	$8
Commodity prices	43	66	91	43

This VAR computation is a risk analysis tool designed to statistically estimate the maximum probable daily loss from adverse movements in interest rates, foreign currency rates and commodity prices under normal market conditions. The computation does not represent actual losses in fair value or earnings to be incurred by Kraft Foods, nor does it consider the effect of favorable changes in market rates. We cannot predict actual future movements in such market rates and do not present these VAR results to be indicative of future movements in such market rates or to be representative of any actual impact that future changes in market rates may have on our future financial results.

Item 8.  Financial Statements and Supplementary Data.

Kraft Foods Inc. and Subsidiaries

Consolidated Statements of Earnings

for the years ended December 31,

(in millions of dollars, except per share data)

	2009	2008	2007

Net revenues	$40,386	$41,932	$35,858
Cost of sales	25,786	28,088	23,656

Gross profit	14,600	13,844	12,202

Marketing, administration and research costs	9,108	8,862	7,587
Asset impairment and exit costs	(64)	1,024	440
(Gains) / losses on divestitures, net	6	92	(14)
Amortization of intangibles	26	23	13

Operating income	5,524	3,843	4,176

Interest and other expense, net	1,237	1,240	604

Earnings from continuing operations before income taxes	4,287	2,603	3,572

Provision for income taxes	1,259	755	1,080

Earnings from continuing operations	3,028	1,848	2,492

Earnings and gain from discontinued operations, net of income taxes (Note 2)	-	1,045	232

Net earnings	3,028	2,893	2,724
Noncontrolling interest	7	9	3

Net earnings attributable to Kraft Foods	$3,021	$2,884	$2,721

Per share data:
Basic earnings per share attributable to Kraft Foods:
Continuing operations	$2.04	$1.22	$1.56
Discontinued operations	-	0.70	0.15

Net earnings attributable to Kraft Foods	$2.04	$1.92	$1.71

Diluted earnings per share attributable to Kraft Foods:
Continuing operations	$2.03	$1.21	$1.56
Discontinued operations	-	0.69	0.14

Net earnings attributable to Kraft Foods	$2.03	$1.90	$1.70

Dividends declared	$1.16	$1.12	$1.04

See notes to consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Consolidated Balance Sheets, at December 31,

(in millions of dollars)

	2009	2008

ASSETS
Cash and cash equivalents	$2,101	$1,244
Receivables (net of allowances of $121 in 2009 and $129 in 2008)	5,197	4,704
Inventories, net	3,775	3,881
Deferred income taxes	730	804
Other current assets	651	828

Total current assets	12,454	11,461

Property, plant and equipment, net	10,693	9,917
Goodwill	28,764	27,581
Intangible assets, net	13,429	12,926
Prepaid pension assets	115	56
Other assets	1,259	1,232

TOTAL ASSETS	$66,714	$63,173

LIABILITIES
Short-term borrowings	$453	$897
Current portion of long-term debt	513	765
Accounts payable	3,766	3,373
Accrued marketing	2,181	1,803
Accrued employment costs	1,175	951
Other current liabilities	3,403	3,255

Total current liabilities	11,491	11,044

Long-term debt	18,024	18,589
Deferred income taxes	4,508	4,064
Accrued pension costs	1,765	2,367
Accrued postretirement health care costs	2,816	2,678
Other liabilities	2,138	2,075

TOTAL LIABILITIES	40,742	40,817

Contingencies (Note 13)

EQUITY
Common Stock, no par value (1,735,000,000 shares issued in 2009 and 2008)	-	-
Additional paid-in capital	23,611	23,563
Retained earnings	14,636	13,440
Accumulated other comprehensive losses	(3,955)	(5,994)
Treasury stock, at cost	(8,416)	(8,714)

Total Kraft Foods Shareholders’ Equity	25,876	22,295
Noncontrolling interest	96	61

TOTAL EQUITY	25,972	22,356

TOTAL LIABILITIES AND EQUITY	$66,714	$63,173

See notes to consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Consolidated Statements of Equity

(in millions of dollars, except per share data)

	Kraft Foods Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings/ (Losses)	Treasury Stock	Noncontrolling Interest	Total Equity

Balances at January 1, 2007	$-	$23,626	$11,109	$(3,069)	$(3,130)	$26	$28,562
Comprehensive earnings:
Net earnings	-	-	2,721	-	-	3	2,724
Other comprehensive earnings, net of income taxes	-	-	-	1,234	-	2	1,236

Total comprehensive earnings						5	3,960

Adoption of new income tax guidance	-	-	213	-	-	-	213
Exercise of stock options and issuance of other stock awards	-	33	(79)	-	293	-	247
Net settlement of employee stock awards with Altria Group, Inc. (Note 10)	-	(179)	-	-	-	-	(179)
Cash dividends declared ($1.04 per share)	-	-	(1,643)	-	-	-	(1,643)
Acquisition of noncontrolling interest and other activities	-	-	-	-	-	7	7
Common Stock repurchased	-	-	-	-	(3,687)	-	(3,687)
Other	-	(35)	-	-	-	-	(35)

Balances at December 31, 2007	$-	$23,445	$12,321	$(1,835)	$(6,524)	$38	$27,445
Comprehensive earnings / (losses):
Net earnings	-	-	2,884	-	-	9	2,893
Other comprehensive losses, net of income taxes	-	-	-	(4,159)	-	(9)	(4,168)

Total comprehensive losses						-	(1,275)

Adoption of new benefit plan guidance	-	-	(8)	-	-	-	(8)
Exercise of stock options and issuance of other stock awards	-	118	(81)	-	231	-	268
Cash dividends declared ($1.12 per share)	-	-	(1,676)	-	-	-	(1,676)
Acquisitions of noncontrolling interest and other activities	-	-	-	-	-	23	23
Common Stock repurchased	-	-	-	-	(777)	-	(777)
Common Stock tendered (Note 2)	-	-	-	-	(1,644)	-	(1,644)

Balances at December 31, 2008	$-	$23,563	$13,440	$(5,994)	$(8,714)	$61	$22,356
Comprehensive earnings:
Net earnings	-	-	3,021	-	-	7	3,028
Other comprehensive earnings, net of income taxes	-	-	-	2,039	-	34	2,073

Total comprehensive earnings						41	5,101

Exercise of stock options and issuance of other stock awards	-	49	(110)	-	298	-	237
Cash dividends declared ($1.16 per share)	-	-	(1,715)	-	-	-	(1,715)
Dividends paid on noncontrolling interest and other activities	-	(1)	-	-	-	(6)	(7)

Balances at December 31, 2009	$-	$23,611	$14,636	$(3,955)	$(8,416)	$96	$25,972

See notes to consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Consolidated Statements of Cash Flows

for the years ended December 31,

(in millions of dollars)

	2009	2008	2007

CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES
Net earnings	$3,028	$2,893	$2,724
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	931	986	886
Stock-based compensation expense	164	178	136
Deferred income tax provision / (benefit)	38	(208)	(389)
(Gains) / losses on divestitures, net	6	92	(14)
Gain on discontinued operations (Note 2)	-	(926)	-
Asset impairment and exit costs, net of cash paid	17	731	209
Other non-cash expense, net	269	87	115
Change in assets and liabilities, excluding the effects of acquisitions and divestitures:
Receivables, net	(17)	(39)	(268)
Inventories, net	299	(151)	(404)
Accounts payable	126	29	241
Amounts due to Altria Group, Inc. and affiliates	-	-	(93)
Other current assets	351	(535)	161
Other current liabilities	111	985	186
Change in pension and postretirement assets and liabilities, net	(239)	19	81

Net cash provided by operating activities	5,084	4,141	3,571

CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES
Capital expenditures	(1,330)	(1,367)	(1,241)
Acquisitions, net of cash received	-	(99)	(7,437)
Proceeds from divestitures, net of disbursements	41	97	216
Other	50	49	46

Net cash used in investing activities	(1,239)	(1,320)	(8,416)

CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES
Net (repayment) / issuance of short-term borrowings	(446)	(5,912)	5,649
Long-term debt proceeds	3	7,018	6,495
Long-term debt repaid	(968)	(795)	(1,472)
Decrease in amounts due to Altria Group, Inc. and affiliates	-	-	(149)
Repurchase of Common Stock	-	(777)	(3,708)
Dividends paid	(1,712)	(1,663)	(1,638)
Other	(10)	72	(56)

Net cash (used in) / provided by financing activities	(3,133)	(2,057)	5,121

Effect of exchange rate changes on cash and cash equivalents	145	(87)	52

Cash and cash equivalents:
Increase	857	677	328
Balance at beginning of period	1,244	567	239

Balance at end of period	$2,101	$1,244	$567

Cash paid:
Interest	$1,262	$968	$628

Income taxes	$1,025	$964	$1,366

See notes to consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.  Summary of Significant Accounting Policies:

Nature of Operations and Basis of Presentation:

Kraft Foods Inc. was incorporated in 2000 in the Commonwealth of Virginia. Kraft Foods Inc., through its subsidiaries (collectively “Kraft Foods,” “we,” “us” and “our”), sells packaged food and beverage products to consumers in approximately 160 countries.

Prior to June 13, 2001, Kraft Foods was a wholly owned subsidiary of Altria Group, Inc. (“Altria”). On June 13, 2001, we completed an initial public offering of 280,000,000 shares of our Class A common stock (“Common Stock”). In the first quarter of 2007, Altria spun off its remaining interest (89.0%) in Kraft Foods on a pro rata basis to Altria stockholders in a tax-free transaction. Effective as of the close of business on March 30, 2007, all Kraft Foods shares owned by Altria were distributed to Altria’s stockholders, and our separation from Altria was completed.

Principles of Consolidation:

The consolidated financial statements include Kraft Foods, as well as our wholly owned and majority owned subsidiaries. Our domestic operating subsidiaries report year-end results as of the last Saturday of the year, and our international operating subsidiaries generally report year-end results two weeks prior to the last Saturday of the year.

We account for investments in which we exercise significant influence (20%-50% ownership interest) under the equity method of accounting. We use the cost method of accounting for investments in which we have an ownership interest of less than 20% and in which we do not exercise significant influence. Noncontrolling interest in subsidiaries consists of the equity interest of noncontrolling investors in consolidated subsidiaries of Kraft Foods. All intercompany transactions are eliminated.

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

Foreign Currencies:

We translate the results of operations of our foreign subsidiaries using average exchange rates during each period, whereas balance sheet accounts are translated using exchange rates at the end of each period. We record currency translation adjustments as a component of equity. Transaction gains and losses are recorded in earnings and were not significant for any of the periods presented.

Highly Inflationary Accounting:

In the fourth quarter of 2009, the Venezuelan economy was classified as highly inflationary under U.S. GAAP. Effective January 1, 2010, our Venezuelan subsidiary is being accounted for under highly inflationary accounting rules, which principally means all transactions are recorded in U.S. dollars. Venezuela has three exchange rates: the official rate, the consumer staples rate and the secondary (or parallel) rate. We have historically used and will continue to use the official rate to translate our Venezuelan operations. However, prior to this change in accounting, cash that we had exchanged into U.S. dollars using the secondary market was carried at that rate. Upon the change to highly inflationary accounting, we were required to translate our U.S. dollars on hand using the official rate. Additionally, on January 8, 2010, the Venezuelan government devalued its currency. Accordingly, we were required to revalue our net assets in Venezuela and we recorded an insignificant loss, which will be reflected in our first quarter 2010 results. This disclosure does not reflect the impacts of our recent acquisition activity.

Cash and Cash Equivalents:

Cash equivalents include demand deposits with banks and all highly liquid investments with original maturities of three months or less.

Inventories:

Inventories are stated at the lower of cost or market. We record inventory allowances for overstocked and obsolete inventories due to ingredient and packaging changes. Effective January 1, 2009, we changed our method of valuing our U.S. inventories to the average cost method. In prior years, principally all U.S. inventories were valued using the last-in, first-out (“LIFO”) method. We believe that the average cost method of accounting for U.S. inventories is preferable and will improve financial reporting by better matching revenues and expenses to current costs, by better aligning our external reporting with our competitors, and by aligning our external reporting with our tax basis of accounting. The financial statements for all periods presented were conformed to the change in accounting policy. With this change, we value all of our inventories using the average cost method.

The following line items within the statements of earnings were affected by the change in accounting policy:

	For the Year Ended December 31, 2009
	As Computed under LIFO	As Reported under Average Cost	Favorable / (Unfavorable)
	(in millions, except per share data)

Cost of sales	$25,691	$25,786	$(95)
Provision for income taxes	1,294	1,259	35
Earnings from continuing operations	3,088	3,028	(60)
Earnings and gain from discontinued operations, net of income taxes	-	-	-
Net earnings attributable to Kraft Foods	3,081	3,021	(60)

Basic earnings per share attributable to Kraft Foods:
Continuing operations	$2.08	$2.04	$(0.04)
Discontinued operations	-	-	-

Net earnings attributable to Kraft Foods	$2.08	$2.04	$(0.04)

Diluted earnings per share attributable to Kraft Foods:
Continuing operations	$2.07	$2.03	$(0.04)
Discontinued operations	-	-	-

Net earnings attributable to Kraft Foods	$2.07	$2.03	$(0.04)

	For the Year Ended December 31, 2008
	As Computed under LIFO	As Reported under Average Cost	Favorable / (Unfavorable)
	(in millions, except per share data)

Cost of sales	$28,105	$28,088	$17
Provision for income taxes	728	755	(27)
Earnings from continuing operations	1,858	1,848	(10)
Earnings and gain from discontinued operations, net of income taxes	1,052	1,045	(7)
Net earnings attributable to Kraft Foods	2,901	2,884	(17)

Basic earnings per share attributable to Kraft Foods:
Continuing operations	$1.23	$1.22	$(0.01)
Discontinued operations	0.70	0.70	-

Net earnings attributable to Kraft Foods	$1.93	$1.92	$(0.01)

Diluted earnings per share attributable to Kraft Foods:
Continuing operations	$1.22	$1.21	$(0.01)
Discontinued operations	0.69	0.69	-

Net earnings attributable to Kraft Foods	$1.91	$1.90	$(0.01)

	For the Year Ended December 31, 2007
	As Computed under LIFO	As Reported under Average Cost	Favorable / (Unfavorable)
	(in millions, except per share data)

Cost of sales	$23,864	$23,656	$208
Gains on divestitures, net	15	14	(1)
Provision for income taxes	1,002	1,080	(78)
Earnings from continuing operations	2,363	2,492	129
Earnings and gain from discontinued operations, net of income taxes	230	232	2
Net earnings attributable to Kraft Foods	2,590	2,721	131
Basic earnings per share attributable to Kraft Foods:
Continuing operations	$1.48	$1.56	$0.08
Discontinued operations	0.15	0.15	-

Net earnings attributable to Kraft Foods	$1.63	$1.71	$0.08

Diluted earnings per share attributable to Kraft Foods:
Continuing operations	$1.48	$1.56	$0.08
Discontinued operations	0.14	0.14	-

Net earnings attributable to Kraft Foods	$1.62	$1.70	$0.08

The following line items within the balance sheets were affected by the change in accounting policy:

	December 31, 2009
	As Computed under LIFO	As Reported under Average Cost	Favorable / (Unfavorable)
		(in millions)

Inventories, net	$3,718	$3,775	$(57)
Deferred income tax asset	752	730	22
Retained earnings	14,601	14,636	35

	December 31, 2008
	As Computed under LIFO	As Reported under Average Cost	Favorable / (Unfavorable)
		(in millions)

Inventories, net	$3,729	$3,881	$(152)
Deferred income tax asset	861	804	57
Retained earnings	13,345	13,440	95

As a result of the accounting change, retained earnings as of January 1, 2007, decreased from $11,128 million, as computed using the LIFO method, to $11,109 million using the average cost method.

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

Goodwill and Intangible Assets:

We test goodwill and non-amortizable intangible assets at least annually for impairment. We have recognized goodwill in our reporting units, which are generally one level below our operating segments. We use a two step process to test goodwill at the reporting unit level. The first step involves a comparison of the estimated fair value of each reporting unit with its carrying value. Fair value is estimated using discounted cash flows of the reporting unit based on planned growth rates, and estimates of discount rates and residual values. If the carrying value exceeds the fair value, the second step of the process is necessary. The second step measures the difference between the carrying value and implied fair value of goodwill. To test non-amortizable intangible assets for impairment, we compare the fair value of the intangible asset with its carrying value. Fair value of non-amortizable intangible assets is determined using our planned growth rates, and estimates of discount rates and royalty rates. If the carrying value exceeds fair value, the intangible asset is considered impaired and is reduced to fair value. Definite-lived intangible assets are amortized over their estimated useful lives.

We perform our annual impairment review of goodwill and non-amortizable intangible assets as of October 1 each year. The basis of our valuation methodology for estimating the fair value of our 20 reporting units is a 20-year projection of discounted cash flows that is based on our annual strategic planning process. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans, industry and economic conditions. For our reporting units within our Kraft Foods North America and Kraft Foods Europe geographic units, we used a market-participant, weighted-average cost of capital of 7.5% to discount the projected cash flows of those operations. For our reporting units within our Kraft Foods Developing Markets geographic unit, we used a risk-rated discount rate of 10.5%.

Insurance and Self-Insurance:

We use a combination of insurance and self-insurance for a number of risks, including workers’ compensation, general liability, automobile liability, product liability and our obligation for employee healthcare benefits. Liabilities associated with the risks are estimated by considering historical claims experience and other actuarial assumptions.

Revenue Recognition:

We recognize revenues when title and risk of loss pass to customers, which generally occurs upon shipment or delivery of goods. Revenues are recorded net of consumer incentives and trade promotions and include all shipping and handling charges billed to customers. Kraft Foods’ shipping and handling costs are classified as part of cost of sales. A provision for product returns and allowances for bad debts are also recorded as reductions to revenues within the same period that the revenue is recognized.

Excise Taxes:

Effective January 1, 2009, we changed our classification of certain excise taxes to a net presentation within cost of sales. In prior years, excise taxes were classified gross within net revenues and cost of sales. With this change, we report all of our excise and similar taxes using the net presentation method. We made this change to better align our net revenues between various countries and to provide better clarity to net revenues and margins. As a result, we removed $269 million in 2008 and $276 million in 2007 from net revenues, and netted the amounts within cost of sales. If we had not made this change, in 2009, net revenues of $40,386 million would have been $40,621 million, and cost of sales of $25,786 million would have been $26,021 million. This change did not have a material impact on our net revenues or cost of sales.

Marketing, Administration and Research Costs:

Marketing - We promote our products with advertising, consumer incentives and trade promotions. These programs include, but are not limited to, discounts, coupons, rebates, in-store display incentives and volume-based incentives. We expense advertising costs either in the period the advertising first takes place or as incurred. Consumer incentive and trade promotion activities are recorded as a reduction to revenues based on amounts estimated as being due to customers and consumers at the end of a period. We base these estimates principally on historical utilization and redemption rates. For interim reporting purposes, advertising and consumer incentive expenses are charged to operations as a percentage of volume, based on estimated volume and related expense for the full year. We do not defer costs on our year-end consolidated balance sheet and all marketing costs are recorded as an expense in the year incurred. Advertising expense was $1,648 million in 2009, $1,639 million in 2008 and $1,471 million in 2007.

Research - We expense costs as incurred for product research and development. Research and development expense was $477 million in 2009, $498 million in 2008 and $442 million in 2007.

Environmental Costs:

We are subject to laws and regulations relating to the protection of the environment. We accrue for environmental remediation obligations on an undiscounted basis when amounts are probable and can be reasonably estimated. The accruals are adjusted as new information develops or circumstances change. Recoveries of environmental remediation costs from third parties are recorded as assets when recovery of those costs is deemed probable. At December 31, 2009, our subsidiaries were involved in 71 active actions in the U.S. under Superfund legislation (and other similar actions) related to current operations and certain former or divested operations for which we retain liability.

Based on information currently available, we believe that the ultimate resolution of existing environmental remediation actions and our compliance in general with environmental laws and regulations will not have a material effect on our financial results. However, we cannot quantify with certainty the potential impact of future compliance efforts and environmental remediation actions.

Employee Benefit Plans:

In September 2006, new guidance was issued surrounding employers’ accounting for defined benefit pension and other postretirement plans. The new guidance required us to measure plan assets and benefit obligations as of the balance sheet date beginning in 2008. We previously measured our non-U.S. pension plans (other than certain Canadian and French pension plans) at September 30 of each year. On December 31, 2008, we recorded an after-tax decrease of $8 million to retained earnings using the 15-month approach to proportionally allocate the transition adjustment required upon adoption of the measurement provision of the new guidance. The plan assets and benefit obligations of our pension plans and the benefit obligations of our postretirement plans are now all measured at year-end.

We provide a range of benefits to our employees and retired employees. These include pension benefits, postretirement health care benefits and postemployment benefits, consisting primarily of severance. We provide pension coverage for certain employees of our non-U.S. subsidiaries through separate plans. Local statutory requirements govern many of these plans. For salaried and non-union hourly employees hired in the U.S. after January 1, 2009, we discontinued benefits under our U.S. pension plans, and we replaced them with an enhanced company contribution to our employee savings plan. Additionally, we will be freezing the U.S. pension plans for current salaried and non-union hourly employees effective December 31, 2019. Pension accruals for all salaried and non-union employees who are currently earning pension benefits will end on December 31, 2019, and continuing pay and service will be used to calculate the pension benefits through December 31, 2019. Our projected benefit obligation decreased $168 million in 2009, and we incurred a $5 million curtailment charge in 2009 related to the freeze. Our U.S. and Canadian subsidiaries provide health care and other benefits to most retired employees. Local government plans generally cover health care benefits for retirees outside the U.S. and Canada. Our postemployment benefit plans cover most salaried and certain hourly employees. The cost of these plans is charged to expense over the working life of the covered employees.

Financial Instruments:

As we operate globally, we use certain financial instruments to manage our foreign currency exchange rate, commodity price and interest rate risks. We monitor and manage these exposures as part of our overall risk management program. Our risk management program focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. We maintain foreign currency, commodity price and interest rate risk management strategies that seek to reduce significant, unanticipated earnings fluctuations that may arise from volatility in foreign currency exchange rates, commodity prices and interest rates, principally through the use of derivative instruments.

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

By using derivatives to hedge exposures to changes in exchange rates, commodity prices and interest rates, we have exposure on these derivatives to credit and market risk. We are exposed to credit risk that the counterparty might fail to fulfill its performance obligations under the terms of the derivative contract. We minimize our credit risk by entering into transactions with high quality counterparties with investment grade credit ratings, limiting the amount of exposure we have with each counterparty and monitoring the financial condition of our counterparties. In October 2008, one of our counterparties, Lehman Brothers Commercial Corporation, filed for bankruptcy. Consequently, we wrote off an insignificant asset related to derivatives held with them. This did not have a significant impact on our foreign currency risk management program. We also maintain a policy of requiring that all significant, non-exchange traded derivative contracts with a duration greater than one year be governed by an International Swaps and Derivatives Association master agreement. Market risk is the risk that the value of the financial instrument might be adversely affected by a change in foreign currency exchange rates, commodity prices or interest rates. We manage market risk by incorporating monitoring parameters within our risk management strategy that limit the types of derivative instruments and derivative strategies we use, and the degree of market risk that may be undertaken by the use of derivative instruments.

We record derivative financial instruments at fair value in our consolidated balance sheets as either current assets or current liabilities. Cash flows from hedging instruments are classified in the same manner as the affected hedged item in the consolidated statements of cash flows.

Commodity cash flow hedges - We are exposed to price risk related to forecasted purchases of certain commodities that we primarily use as raw materials. Accordingly, we use commodity forward contracts as cash flow hedges, primarily for meat, coffee, dairy, sugar, cocoa and wheat. Commodity forward contracts generally qualify for the normal purchase exception under guidance for derivative instruments and hedging activities, and therefore are not subject to its provisions. We use commodity futures and options to hedge the price of certain input costs, including dairy, coffee, cocoa, wheat, corn products, soybean oils, meat products, sugar, natural gas and heating oil. Some of these derivative instruments are highly effective and qualify for hedge accounting treatment. We also sell commodity futures to unprice future purchase commitments, and we occasionally use related futures to cross-hedge a commodity exposure. We are not a party to leveraged derivatives and, by policy, do not use financial instruments for speculative purposes.

For those derivative instruments that are highly effective and qualify for hedge accounting treatment, we defer the effective portion of unrealized gains and losses on commodity futures and option contracts as a component of accumulated other comprehensive earnings / (losses). We recognize the deferred portion as a component of cost of sales when the related inventory is sold. Ineffectiveness is directly recorded as a component of cost of sales. For the derivative instruments that we consider economic hedges but do not designate for hedge accounting treatment, we recognize gains and losses directly as a component of cost of sales.

Foreign currency cash flow hedges - We use various financial instruments to mitigate our exposure to changes in exchange rates from third-party and intercompany actual and forecasted transactions. These instruments include forward foreign exchange contracts, foreign currency swaps and foreign currency options. Based on the size and location of our businesses, we use these instruments to hedge our exposure to certain currencies, including the euro, Swiss franc, British pound and Canadian dollar.

For those derivative instruments that are highly effective and qualify for hedge accounting treatment, we defer the effective portion of unrealized gains and losses associated with forward, swap and option contracts as a component of accumulated other comprehensive earnings / (losses) until the underlying hedged transactions are reported in earnings. We recognize the deferred portion as a component of cost of sales when the related inventory is sold or as interest and other expense, net for our hedges of intercompany loans, when the payments are made. For those derivative instruments that we consider economic hedges but do not designate for hedge accounting treatment, we recognize gains and losses directly as a component of cost of sales or interest and other expense, net, depending on the nature of the underlying transaction.

Interest rate cash flow and fair value hedges - We manage interest rate volatility by modifying the repricing or maturity characteristics of certain liabilities so that the net interest margin is not, on a material basis, adversely affected by movements in interest rates. As a result of interest rate fluctuations, hedged fixed-rate liabilities appreciate or depreciate in market value. The effect of this unrealized appreciation or depreciation is expected to be substantially offset by our gains or losses on the derivative instruments that are linked to these hedged liabilities.

We use derivative instruments, including interest rate swaps that have indices related to the pricing of specific liabilities as part of our interest rate risk management strategy. As a matter of policy, we do not use highly leveraged derivative instruments for interest rate risk management. We use interest rate swaps to economically convert a portion of our nonprepayable fixed-rate debt into variable-rate debt. Under the interest rate swap contracts, we agree with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts, which is calculated based on an agreed-upon notional amount. We also use interest rate swaps to hedge the variability of interest payment cash flows on a portion of our future debt obligations. Substantially all of these derivative instruments are highly effective and qualify for hedge accounting treatment.

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

Hedges of net investments in foreign operations - We have numerous investments in foreign subsidiaries. The net assets of these subsidiaries are exposed to volatility in foreign currency exchange rates. We use foreign-currency-denominated debt to hedge our net investment in foreign operations against adverse movements in exchange rates. We designated our euro denominated borrowings as a net investment hedge of a portion of our overall European operations. The gains and losses on our net investment in these designated European operations are economically offset by losses and gains on our euro denominated borrowings. The change in the debt’s fair value is recorded in the currency translation adjustment component of accumulated other comprehensive earnings / (losses).

Guarantees:

Authoritative guidance related to guarantor’s accounting and disclosure requirements for guarantees requires us to disclose certain guarantees and to recognize a liability for the fair value of the obligation of qualifying guarantee activities. See Note 13, Commitments and Contingencies for a further discussion of guarantees.

Income Taxes:

Prior to our spin-off from Altria, we were included in Altria’s consolidated federal income tax return. We generally computed income taxes on a separate company basis; however, some of our foreign tax credits, capital losses and other credits could not be used on a separate company basis. To the extent that Altria used our foreign tax credits and other tax benefits in its consolidated federal income tax return, we recognized the benefit in the calculation of our provision for income taxes. This benefit was approximately $270 million in 2007. We made payments to, or were reimbursed by, Altria for the tax effects resulting from being included in Altria’s tax return. As of March 31, 2007, we were no longer a member of the Altria consolidated tax return group. We file our own federal consolidated income tax returns. As a result of the spin-off, Altria transferred our federal tax contingencies to our balance sheet and related interest income of $77 million in 2007. Additionally, during 2007, Altria paid us $305 million for the federal tax contingencies held by them, less the impact of federal reserves reversed due to the adoption of new guidance, discussed below, which addressed accounting for the uncertainty in income taxes. This amount was reflected as a component of the change in other current assets within the net cash provided by operating activities section of the consolidated statement of cash flows.

In July 2006, new guidance was issued which addressed accounting for the uncertainty in income taxes. We adopted the guidance effective January 1, 2007. The guidance clarified when tax benefits should be recorded in the financial statements and provided measurement criteria for valuing such benefits. In order for us to recognize benefits, our tax position must be more likely than not to be sustained upon audit. The amount we recognize is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Before the implementation of the guidance, we established additional provisions for certain positions that were likely to be challenged even though we believe that those existing tax positions were fully supportable. The adoption of this guidance resulted in an increase to equity as of January 1, 2007 of $213 million.

We recognize deferred tax assets for deductible temporary differences, operating loss carryforwards and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

Reclassification:

In 2009, we separately disclosed other non-cash expense, net within the net cash provided by operating activities section of the consolidated statement of cash flows and made conforming changes to the presentation in prior years. This change did not have an impact on cash provided by operating activities for any of the periods presented. In 2009, we also changed our cost assignment methodology for headquarter functional costs across our operating structure. As a result, we reclassified $188 million in 2008 and $83 million in 2007 from marketing, administration and research costs to cost of sales. This change did not have an impact on net earnings for any of the periods presented.

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

In June 2008, new guidance was issued to assist in determining whether instruments granted in share-based payment transactions are participating securities. We adopted the guidance effective January 1, 2009. The guidance considers unvested share-based payment awards with the right to receive nonforfeitable dividends, or their equivalents, participating securities that should be included in the calculation of EPS under the two-class method. Accordingly, our restricted and deferred stock awards are now considered participating units in our calculation of EPS. The adoption of this guidance did not have a material impact on our financial statements.

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

In June 2009, new guidance was issued on the consolidation of variable interest entities. The provisions are effective for Kraft Foods as of January 1, 2010. This guidance improves the financial reporting by enterprises involved with variable interest entities. We do not expect the adoption of this guidance to have a material impact on our financial statements.

Note 2.  Acquisitions and Divestitures:

Cadbury Acquisition:

On January 19, 2010, we announced the terms of our final offer for each outstanding ordinary share of Cadbury plc (“Cadbury”), including each ordinary share represented by an American Depositary Share (“Cadbury ADS”), and the Cadbury board of directors recommended that Cadbury shareholders accept the terms of the final offer. Under the terms of the offer, we agreed to pay Cadbury shareholders 500 pence in cash and 0.1874 shares of Kraft Foods Common Stock per Cadbury ordinary share validly tendered and 2,000 pence in cash and 0.7496 shares of Kraft Foods Common Stock per Cadbury ADS validly tendered. This valued each Cadbury ordinary share at 840 pence and each Cadbury ADS at £33.60 (based on the closing price of $29.58 for a share of Kraft Foods Common Stock on January 15, 2010 and an exchange rate of $1.63 per £1.00) and valued the entire issued share capital of Cadbury at £11.9 billion (approximately $19.4 billion) on January 15, 2010, the last trading day before the publication of our final offer. The combination of Kraft Foods and Cadbury will create a global powerhouse in snacks, confectionery and quick meals with a rich portfolio of iconic brands.

On February 2, 2010, all of the conditions to the offer were satisfied or validly waived, the initial offer period expired and a subsequent offer period immediately began. At that point, we had received acceptances of 71.73% of the outstanding Cadbury ordinary shares, including those represented by Cadbury ADSs. The subsequent offer period remains open until further notice and at least 14 days of notice will be given if Kraft Foods decides to close the offer. As of February 15, 2010, we had received acceptances of 1,262,356,520 shares representing 91.02% of the outstanding Cadbury ordinary shares, including those represented by Cadbury ADSs. As we have received acceptances of over 90% of Cadbury shares, we are n the process of acquiring the remaining Cadbury ordinary shares that are not tendered in the offer, including those represented by Cadbury ADSs, through a compulsory acquisition procedure under the United Kingdom Companies Act of 2006, as amended. Additionally, as a condition of the EU Commission’s approval of the Cadbury acquisition, we are required to divest confectionary operations in Poland and Romania. As part of our acquisition of Cadbury, we expensed approximately $40 million in transaction related fees in 2009 as we incurred them, and we also incurred $40 million in financing fees in 2009 related to the acquisition.

The accounting for our Cadbury acquisition was incomplete at the time we issued our financial statements. Accordingly, it is impracticable for us to make certain business combination disclosures. At the time of filing, it was impracticable for us to: A) Complete a reconciliation of Cadbury’s IFRS financial statements to U.S. GAAP. Accordingly, we were unable to present the acquisition date fair value of assets acquired and liabilities assumed, or assets and liabilities arising from contingencies. B) Calculate the amount of goodwill and intangibles acquired and the total amount of goodwill that is expected to be deductible for tax purposes. C) Provide proforma segment disclosures. And D) present supplemental proforma combined information on a U.S. GAAP basis for the most recent period presented.

Pizza Divestiture:

On January 4, 2010, we entered into an agreement to sell the assets of our North American frozen pizza business (“Frozen Pizza”) to Nestlé USA, Inc. (“Nestlé”) for total consideration of $3.7 billion. Our Frozen Pizza business is a component of our U.S. Convenient Meals and Canada & North America Foodservice segments. The sale, which is subject to customary conditions, including regulatory clearances, includes the DiGiorno, Tombstone and Jack’s brands in the U.S., the Delissio brand in Canada and the California Pizza Kitchen trademark license. It also includes two Wisconsin manufacturing facilities (Medford and Little Chute) and the leases for the pizza depots and delivery trucks. It is estimated that approximately 3,400 of our employees will transfer with the business to Nestlé. We anticipate that the transaction will close in the first quarter of 2010.

At December 31, 2009, the Frozen Pizza business did not meet the criteria to be considered held-for-sale. Beginning in the first quarter of 2010, the results of the Frozen Pizza business will be presented as a discontinued operation in our consolidated financial statements and prior periods will be restated in a consistent manner. The following reflects the summary results for the Frozen Pizza business that will be treated as a discontinued operation going forward:

	For the Years Ended December 31,
	2009	2008	2007
		(in millions)

Net revenues	$1,632	$1,440	$1,278

Earnings from operations before income taxes	341	267	237
Provision for income taxes	(123)	(97)	(87)

Net earnings from operations of the Frozen Pizza business	$218	$170	$150

Earnings from operations before income taxes as presented exclude stranded overheads of $108 million in 2009, $112 million in 2008 and $111 million in 2007.

Post Cereals Split-off:

On August 4, 2008, we completed the split-off of the Post cereals business into Ralcorp Holdings, Inc. (“Ralcorp”), after an exchange with our shareholders. Accordingly, the Post cereals business prior period results were reflected as discontinued operations on the consolidated statement of earnings. The exchange was expected to be tax-free to participating shareholders for U.S. federal income tax purposes.

In this split-off transaction, approximately 46.1 million shares of Kraft Foods Common Stock were tendered for $1,644 million. Our shareholders had the option to exchange some or all of their shares of Kraft Foods Common Stock and receive shares of common stock of Cable Holdco, Inc. (“Cable Holdco”). Cable Holdco was our wholly owned subsidiary that owned certain assets and liabilities of the Post cereals business. In exchange for the contribution of the Post cereals business, Cable Holdco issued approximately $665 million in debt securities, issued shares of its common stock and assumed a $300 million credit facility. Upon closing, we used the cash equivalent net proceeds, approximately $960 million, to repay debt.

The Post cereals business included such brands as Honey Bunches of Oats, Pebbles, Shredded Wheat, Selects, Grape-Nuts and Honeycomb. Under Kraft Foods, the brands in this transaction were distributed primarily in North America. In addition to the Post brands, the transaction included four manufacturing facilities, certain manufacturing equipment and approximately 1,230 employees who joined Ralcorp as part of the transaction.

Pursuant to the Post cereals business Transition Services Agreement, we provided certain sales, co-manufacturing, distribution, information technology, and accounting and finance services to Ralcorp through 2009.

Summary results of operations for the Post cereals business through August 4, 2008, were as follows:

	For the Years Ended December 31,
	2008	2007
	(in millions)

Net revenues	$666	$1,107

Earnings before income taxes	189	369
Provision for income taxes	(70)	(137)
Gain on discontinued operations, net of income taxes	926	-

Earnings and gain from discontinued operations, net of income taxes	$1,045	$232

The following assets of the Post cereals business were included in the Post split-off (in millions):

Inventories, net	$94
Property, plant and equipment, net	425
Goodwill	1,234
Other assets	11
Other liabilities	(3)

Distributed assets of the Post cereals business	$1,761

LU Biscuit Acquisition:

On November 30, 2007, we acquired the Groupe Danone S.A. global LU biscuit business (“LU Biscuit”) for € 5.1 billion (approximately $7.6 billion) in cash. The acquisition included 32 manufacturing facilities and approximately 14,000 employees. During 2008, we repaid Groupe Danone S.A. for excess cash received upon the acquisition. LU Biscuit reports results from operations on a one month lag; accordingly, there was no effect on our 2007 operating results. On a proforma basis, LU Biscuit would have contributed net revenues of $2.8 billion during 2007, and LU Biscuit’s contribution to net earnings would have been insignificant to Kraft Foods.

Other Divestitures:

In 2009, we received $41 million in net proceeds and recorded pre-tax losses of $6 million on the divestitures of our Balance bar operations in the U.S., a juice operation in Brazil and a plant in Spain. We recorded after-tax gains of $58 million on these divestitures, primarily due to the differing book and tax bases of our Balance bar operations.

In 2008, we received $153 million in net proceeds, and recorded pre-tax losses of $92 million on divestitures, primarily related to a Nordic and Baltic snacks operation and four operations in Spain. We recorded after-tax losses of $64 million on these divestitures.

Included in the 2008 divestitures were the following, which were a condition of the EU Commission’s approval of our LU Biscuit acquisition:

•	We divested a biscuit operation in Spain. From this divestiture, we received $86 million in net proceeds and recorded pre-tax losses of $74 million.
•

We divested another biscuit operation in Spain and a trademark in Hungary that we had previously acquired as part of the LU Biscuit acquisition. As such, the impacts of these divestitures were reflected as adjustments to the purchase price allocations.

In 2007, we received $216 million in net proceeds and recorded pre-tax gains of $14 million on the divestitures of our hot cereal assets and trademarks, our sugar confectionery assets in Romania and related trademarks and our flavored water and juice brand assets and related trademarks, including Veryfine and Fruit2O. We recorded an after-tax loss of $5 million on these divestitures to reflect the differing book and tax bases of our hot cereal assets and trademarks divestiture.

These gains and losses on divestitures do not reflect the related asset impairment charges discussed in Note 5, Goodwill and Intangible Assets.

The aggregate operating results of the divestitures discussed above, other than the divestiture of the Post cereals business, were not material to our financial statements in any of the periods presented. Refer to Note 16, Segment Reporting, for details of the gains and losses on divestitures by segment.

Note 3.  Inventories:

Inventories at December 31, 2009 and 2008 were:

	2009	2008
	(in millions)

Raw materials	$1,410	$1,568
Finished product	2,365	2,313

Inventories, net	$3,775	$3,881

Note 4. Property, Plant and Equipment: Property, plant and equipment at December 31, 2009 and 2008 were:

	2009	2008
	(in millions)

Land and land improvements	$492	$462
Buildings and building equipment	4,231	3,913
Machinery and equipment	13,872	12,590
Construction in progress	828	850

	19,423	17,815
Accumulated depreciation	(8,730)	(7,898)

Property, plant and equipment, net	$10,693	$9,917

Refer to Note 5, Goodwill and Intangible Assets, for asset impairment charges taken against property, plant and equipment.

Note 5.  Goodwill and Intangible Assets:

At December 31, 2009 and 2008, goodwill by reportable segment was:

	2009	2008
	(in millions)

Kraft Foods North America:
U.S. Beverages	$1,290	$1,290
U.S. Cheese	3,000	3,000
U.S. Convenient Meals	1,460	1,460
U.S. Grocery	3,046	3,046
U.S. Snacks	6,948	6,965
Canada & N.A. Foodservice	2,340	2,306
Kraft Foods Europe (1)	6,756	5,893
Kraft Foods Developing Markets	3,924	3,621

Total goodwill	$28,764	$27,581

(1) This segment was formerly known as European Union.

As discussed in Note 16, Segment Reporting, we implemented changes to our operating structure in 2009. As a result of these changes, we aligned the reporting of our Central Europe operations into our Kraft Foods Developing Markets segment and moved $1,534 million of goodwill from Kraft Foods Europe to Kraft Foods Developing Markets.

Intangible assets at December 31, 2009 and 2008 were:

	2009	2008
	(in millions)

Non-amortizable intangible assets	$13,262	$12,758
Amortizable intangible assets	278	254

	13,540	13,012
Accumulated amortization	(111)	(86)

Intangible assets, net	$13,429	$12,926

Non-amortizable intangible assets consist principally of brand names purchased through our acquisitions of Nabisco Holdings Corp., LU Biscuit and the Spanish and Portuguese operations of United Biscuits. Amortizable intangible assets consist primarily of trademark licenses, customer-related intangibles and non-compete agreements.

The movements in goodwill and intangible assets were:

	2009		2008
	Goodwill	Intangible Assets, at cost	Goodwill	Intangible Assets, at cost
	(in millions)

Balance at January 1	$27,581	$13,012	$31,193	$12,262
Changes due to:
Foreign currency	1,200	544	(1,062)	(516)
Acquisitions	-	-	(1,187)	1,356
Divestitures	(17)	-	(1,272)	(37)
Asset impairments	-	(12)	(35)	(53)
Other	-	(4)	(56)	-

Balance at December 31	$28,764	$13,540	$27,581	$13,012

Changes to goodwill and intangible assets during 2009 were:

•	Divestitures - We reduced goodwill by $17 million due to the divestiture of our Balance bar operations in the U.S.
•	Asset impairments - During our 2009 review of goodwill and non-amortizable intangible assets, we recorded a $12 million charge for the impairment of intangible assets in the Netherlands.

Changes to goodwill and intangible assets during 2008 were:

•

Acquisitions - We decreased goodwill by $1,187 million and increased intangible assets by $1,356 million primarily due to refinements of preliminary allocations of the purchase price for our acquisition of LU Biscuit. The allocations were based upon appraisals that were finalized in the third quarter of 2008.

•

Divestitures - We reduced goodwill by $1,234 million due to the split-off of our Post cereals business, and we reduced goodwill by $38 million and intangible assets by $37 million due to the divestiture of an operation in Spain.

•

Asset impairments - We recorded asset impairment charges of $34 million to goodwill and $1 million to intangible assets in connection with the divestiture of a Nordic and Baltic snacks operation. We also recorded asset impairment charges of $1 million to goodwill and $8 million to intangible assets in connection with the anticipated divestiture of a juice operation in Brazil. In addition, during our 2008 review of goodwill and non-amortizable intangible assets, we recorded a $44 million charge for the impairment of intangible assets in the Netherlands, France and Puerto Rico.

•	Other - We reduced goodwill by $56 million primarily related to a reconciliation of our inventory of deferred tax items that also resulted in a write-down of our net deferred tax liabilities.

Amortization expense for intangible assets was $26 million in 2009, $23 million in 2008 and $13 million in 2007. We currently estimate amortization expense for each of the next five years to be approximately $15 million or less.

Annual Impairment Review & Asset Impairment Charges:

As a result of our 2009 annual review of goodwill and non-amortizable intangible assets, we recorded a $12 million charge for the impairment of intangible assets in the Netherlands. In addition, during 2009, we recorded a $9 million asset impairment charge to write off an investment in Norway. We recorded the aggregate charges within asset impairment and exit costs. During our 2009 impairment review, we also noted that the following three reporting units were the most sensitive to near-term changes in our discounted cash flow assumptions:

	Percentage of Excess Fair Value over Carrying Value	October 1, 2009 Carrying Value of Goodwill
		(in millions)

U.S. Salty Snacks	11%	$1,186
N.A. Foodservice	22%	861
Europe Biscuits	11%	2,555

During the fourth quarter of 2008, we completed the annual review of goodwill and non-amortizable intangible assets and recorded a $44 million charge for the impairment of intangible assets in the Netherlands, France and Puerto Rico. During our 2008 impairment review, we determined that our Europe Biscuits reporting unit was the most sensitive to near-term changes in our discounted cash flow assumptions, as it contains a significant portion of the goodwill recorded upon our 2007 acquisition of LU Biscuit. In addition, in December 2008, we reached a preliminary agreement to divest a juice operation in Brazil and reached an agreement to sell a cheese plant in Australia. In anticipation of divesting the juice operation in Brazil, we recorded an asset impairment charge of $13 million in the fourth quarter of 2008. The charge primarily included the write-off of associated intangible assets of $8 million and property, plant and equipment of $4 million. In anticipation of selling the cheese plant in Australia, we recorded an asset impairment charge of $28 million to property, plant and equipment in the fourth quarter of 2008. Additionally, in 2008, we divested a Nordic and Baltic snacks operation and incurred an asset impairment charge of $55 million in connection with the divestiture. This charge primarily included the write-off of associated goodwill of $34 million and property, plant and equipment of $16 million. We recorded the aggregate charges within asset impairment and exit costs.

In 2007, we divested our flavored water and juice brand assets and related trademarks. In recognition of the divestiture, we recorded a $120 million asset impairment charge for these assets. The charge primarily included the write-off of associated intangible assets of $70 million and property, plant and equipment of $47 million and was recorded within asset impairment and exit costs.

Note 6.  Restructuring Costs:

Cost Savings Initiatives

We incurred costs associated with our Cost Savings Initiatives of $318 million in 2009. These charges were recorded in operations, primarily within the segment operating income of Kraft Foods Europe with the remainder spread across all other segments. The Kraft Foods Europe charges were largely a result of the reorganization of our European operations discussed below. Cost Savings Initiatives include exit, disposal and implementation costs. Even though implementation costs were directly attributable to exit and disposal costs, they did not qualify for special accounting treatment as exit or disposal activities. In 2009, our Cost Savings Initiatives primarily included severance charges for benefits received by terminated employees, associated benefit plan costs and other related activities.

2004-2008 Restructuring Program

In 2008, we completed our five-year restructuring program (the “Restructuring Program”). The Restructuring Program’s objectives were to leverage our global scale, realign and lower our cost structure, and optimize capacity. As part of the Restructuring Program, we:

•	incurred $3.0 billion in pre-tax charges reflecting asset disposals, severance and implementation costs;
•	announced the closure of 35 facilities and announced the elimination of approximately 18,600 positions; and
•	will use cash to pay for $2.0 billion of the $3.0 billion in charges.

In 2009, we reversed $85 million of previously accrued Restructuring Program charges. Those reversals related to the following:

•

We sold a plant in Spain that we previously announced we would close under our Restructuring Program. Accordingly, we reversed $35 million in Restructuring Program charges, primarily related to severance, and recorded a $17 million loss on the divestiture of the plant in 2009. The reversal occurred in our Kraft Foods Europe segment.

•

We also reversed $50 million in Restructuring Program charges, primarily due to planned position eliminations that did not occur. These were primarily the result of redeployment and natural attrition. The majority of these reversals occurred in our Kraft Foods Europe segment, with the remainder spread across all other segments.

We incurred charges under the Restructuring Program of $989 million in 2008 and $459 million in 2007. Since the inception of the Restructuring Program, we have paid cash of $1.7 billion of the $2.0 billion in expected cash payments, including $176 million paid in 2009. At December 31, 2009, we had an accrual of $270 million, and we had eliminated approximately 17,300 positions under the Restructuring Program.

In 2008, we implemented a new operating structure built on three core elements: business units, shared services that leverage the scale of our global portfolio, and a streamlined corporate staff. Within the new structure, business units now have full P&L accountability and are staffed accordingly. This also ensures that we are putting our resources closer to where we make decisions that affect our consumers and customers. Our corporate and shared service functions streamlined their organizations to focus on core activities that can more efficiently support the goals of the business units. The intent was to simplify, streamline and increase accountability, with the ultimate goal of generating reliable growth for Kraft Foods. In total, we eliminated approximately 1,400 positions as we streamlined our headquarter functions.

The reorganization of our European operations to function on a pan-European centralized category management and value chain model was completed in 2009 for our Chocolate, Coffee and Cheese categories. Significant progress was made in 2009 related to the integration of our Europe Biscuits business, and we expect the integration to be completed by mid-2010. The European Principal Company (“EPC”) will manage the European categories centrally and make decisions for all aspects of the value chain, except for sales and distribution. The European subsidiaries will execute sales and distribution locally, and the local production companies will act as toll manufacturers on behalf of the EPC. The EPC legal entity has been incorporated as Kraft Foods Europe GmbH in Zurich, Switzerland. As part of the reorganization, we incurred $32 million of severance costs, $25 million of implementation costs and $56 million of other non-recurring costs during 2009; we incurred $16 million of restructuring costs, $39 million of implementation costs and $11 million of other non-recurring costs during 2008; and we incurred $21 million of restructuring costs, $24 million of implementation costs and $10 million of other non-recurring costs during 2007. Through 2009, we have incurred aggregate charges of $241 million related to our Kraft Foods Europe Reorganization, and we expect to incur approximately $40 million in additional charges in 2010 to complete the integration of the Europe Biscuits business. In 2009, these charges were recorded within cost of sales and marketing, administration and research costs. The 2008 and 2007 restructuring and implementation costs were included in the total Restructuring Program charges. Other non-recurring costs relating to our Kraft Foods Europe Reorganization were recorded as marketing, administration and research costs. Management believes the disclosure of implementation and other non-recurring charges provides readers of our financial statements greater transparency to the total costs of our Kraft Foods Europe Reorganization.

Restructuring Costs:

Under the Restructuring Program, we recorded asset impairment and exit costs of $884 million during 2008 and $332 million during 2007. Restructuring liability activity for the years ended December 31, 2009 and 2008 was:

	Severance	Asset Write-downs	Other	Total
	(in millions)

Liability balance, January 1, 2008	$154	$-	$16	$170
Charges	590	195	99	884
Cash (spent) / received	(255)	33	(71)	(293)
Charges against assets	(30)	(214)	2	(242)
Currency	(15)	(14)	(1)	(30)

Liability balance, December 31, 2008	444	-	45	489
Reversal of charges	(77)	(4)	(4)	(85)
Cash (spent) / received	(162)	1	(15)	(176)
Currency	40	3	(1)	42

Liability balance, December 31, 2009	$245	$-	$25	$270

Our 2009 activity was related to the aforementioned reversal of $85 million and cash outflows on prior year Restructuring Program charges. Our prior year severance charges included the cost of benefits received by terminated employees. Severance charges against assets primarily related to incremental pension costs, which reduced prepaid pension assets. Asset impairment write-downs were caused by plant closings and related activity. Cash received on asset write-downs reflected the higher than anticipated net proceeds from the sales of assets previously written-down under the Restructuring Program. Other prior year costs related primarily to the renegotiation of supplier contract costs, workforce reductions associated with facility closings and the termination of leasing agreements.

Implementation Costs:

Implementation costs were directly attributable to exit and disposal costs; however, they did not qualify for special accounting treatment as exit or disposal activities. These costs primarily included the discontinuance of certain product lines, incremental expenses related to the closure of facilities and the reorganization of our European operations discussed above. Management believes the disclosure of implementation charges provides readers of our financial statements greater transparency to the total costs of our Restructuring Program.

Implementation costs associated with the Restructuring Program were:

	2008	2007
	(in millions)

Cost of sales	$38	$67
Marketing, administration and research costs	67	60

Total implementation costs	$105	$127

Total Restructuring Program Costs:

We included the asset impairment, exit and implementation costs discussed above, for the years ended December 31, 2008 and 2007 in segment operating income as follows:

	For the Year Ended December 31, 2008
	Restructuring Costs	Implementation Costs	Total
	(in millions)

Kraft Foods North America:
U.S. Beverages	$59	$8	$67
U.S. Cheese	31	7	38
U.S. Convenient Meals	31	7	38
U.S. Grocery	36	5	41
U.S. Snacks	72	9	81
Canada & N.A. Foodservice	100	10	110
Kraft Foods Europe	418	56	474
Kraft Foods Developing Markets	137	3	140

Total - continuing operations	884	105	989
Discontinued operations	-	-	-

Total	$884	$105	$989

	For the Year Ended December 31, 2007
	Restructuring Costs	Implementation Costs	Total
		(in millions)

Kraft North America:
U.S. Beverages	$12	$7	$19
U.S. Cheese	50	25	75
U.S. Convenient Meals	20	15	35
U.S. Grocery	25	7	32
U.S. Snacks	17	15	32
Canada & N.A. Foodservice	50	2	52
Kraft Foods Europe	108	44	152
Kraft Foods Developing Markets	38	12	50

Total - continuing operations	320	127	447
Discontinued operations	12	-	12

Total	$332	$127	$459

Note 7. Debt and Borrowing Arrangements: Short-Term Borrowings: At December 31, 2009 and 2008, our short-term borrowings and related average interest rates consisted of:
	2009		2008
	Amount Outstanding	Average Year-End Rate	Amount Outstanding	Average Year-End Rate
	(in millions)		(in millions)

Commercial paper	$262	0.5%	$606	2.6%
Bank loans	191	10.5%	291	13.0%

Total short-term borrowings	$453		$897

The fair values of our short-term borrowings at December 31, 2009 and 2008, based upon current market interest rates, approximate the amounts disclosed above.

Borrowing Arrangements:

On November 30, 2009, we entered into a revolving credit agreement for a $4.5 billion three-year senior unsecured revolving credit facility. The agreement replaced our former revolving credit agreement, which was terminated upon the signing of the new agreement. We intend to use the revolving credit facility for general corporate purposes, including for working capital purposes, and to support our commercial paper issuances. No amounts have been drawn on the facility.

The revolving credit agreement requires us to maintain a minimum total shareholders’ equity, excluding accumulated other comprehensive earnings / (losses), of at least $23.0 billion. Upon the completion of our acquisition of Cadbury, this covenant will increase by 75% of any increase in our total shareholders’ equity as a direct result of a) our issuance of certain types of equity securities to finance the acquisition; or b) our refinancing certain indebtedness. At December 31, 2009, our total shareholders’ equity, excluding accumulated other comprehensive earnings / (losses), was $29.8 billion. We expect to continue to meet this covenant. The revolving credit agreement also contains customary representations, covenants and events of default. However, the revolving credit facility has no other financial covenants, credit rating triggers or provisions that could require us to post collateral as security.

In addition to the above, some of our international subsidiaries maintain primarily uncommitted credit lines to meet short-term working capital needs. Collectively, these credit lines amounted to $1.5 billion at December 31, 2009. Borrowings on these lines amounted to $191 million at December 31, 2009 and $291 million at December 31, 2008.

On November 9, 2009, we entered into an agreement for a £5.5 billion (approximately $8.9 billion) 364-day senior unsecured bridge facility (the “Cadbury Bridge Facility”). On January 18, 2010, we amended the agreement to increase the Cadbury Bridge Facility to an aggregate of £7.1 billion. On February 11, 2010, after the issuance of $9.5 billion of senior unsecured notes, we amended the agreement again to decrease the Cadbury Bridge Facility to an aggregate of £1.3 billion. We expect to use borrowings under the Cadbury Bridge Facility and proceeds from other financing sources to finance the Cadbury acquisition and to refinance certain indebtedness of Cadbury and its subsidiaries. With certain restrictions, borrowings under the Cadbury Bridge Facility are also available for our general corporate purposes.

The Cadbury Bridge Facility agreement includes the same minimum shareholders’ equity requirement as in our $4.5 billion revolving credit agreement. In addition, in the event that our long-term senior unsecured indebtedness is rated below investment grade by either Moody’s or Standard & Poor’s, the Cadbury Bridge Facility agreement requires us to maintain a net debt to adjusted EBITDA ratio of not more than 4.25 to 1.00. At December 31, 2009, we continued to maintain our investment grade debt rating, and our net debt to adjusted EBITDA ratio was 2.64. The Cadbury Bridge Facility agreement also contains customary representations, covenants and events of default and requires the prepayment of advances and / or the permanent reduction of commitments under the facility with the net cash proceeds received from certain disposals, debt issuances and equity capital markets transactions. No amounts were drawn on the facility at December 31, 2009.

Subject to market conditions, we expect to refinance or reduce advances under the Cadbury Bridge Facility from proceeds of alternative financing sources.

Long-Term Debt:

On February 8, 2010, we issued $9.5 billion of senior unsecured notes at a weighted-average effective rate of 5.364% and are using the net proceeds ($9,379 million) to finance the Cadbury acquisition and for general corporate purposes. The general terms of the $9.5 billion notes are:

•	$3.75 billion total principal notes due February 10, 2020 at a fixed, annual interest rate of 5.375%. Interest is payable semiannually beginning August 10, 2010.
•	$3.00 billion total principal notes due February 9, 2040 at a fixed, annual interest rate of 6.500%. Interest is payable semiannually beginning August 9, 2010.
•	$1.75 billion total principal notes due February 9, 2016 at a fixed, annual interest rate of 4.125%. Interest is payable semiannually beginning August 9, 2010.
•	$1.00 billion total principal notes due May 8, 2013 at a fixed, annual interest rate of 2.625%. Interest is payable semiannually beginning November 8, 2010.

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

On May 22, 2008, we issued $2.0 billion of senior unsecured notes and used the net proceeds ($1,967 million) for general corporate purposes, including the repayment of borrowings under the 364-day bridge facility agreement we used to acquire LU Biscuit and other short-term borrowings. The general terms of the $2.0 billion notes are:

•	$1,250 million total principal notes due August 23, 2018 at a fixed, annual interest rate of 6.125%. Interest is payable semiannually, and began February 23, 2009.
•	$750 million total principal notes due January 26, 2039 at a fixed, annual interest rate of 6.875%. Interest is payable semiannually, and began on January 26, 2009.

On March 20, 2008, we issued €2.85 billion (approximately $4.5 billion) of senior unsecured notes and used the net proceeds (approximately $4,470 million) to repay a portion of the 364-day bridge facility agreement we used to acquire LU Biscuit. The general terms of the €2.85 billion notes are:

•	€2.0 billion (approximately $3.2 billion) total principal notes due March 20, 2012 at a fixed, annual interest rate of 5.750%. Interest is payable annually, and began March 20, 2009.
•	€850 million (approximately $1.3 billion) total principal notes due March 20, 2015 at a fixed, annual interest rate of 6.250%. Interest is payable annually, and began March 20, 2009.

The notes from the above issuances include covenants that restrict our ability to incur debt secured by liens above a certain threshold. We are also required to offer to purchase these notes at a price equal to 101% of the aggregate principal amount, plus accrued and unpaid interest to the date of repurchase, if we experience both of the following:

(i)	a “change of control” triggering event, and
(ii)	a downgrade of these notes below an investment grade rating by each of Moody’s, Standard & Poor’s and Fitch within a specified period.

We expect to continue to comply with our long-term debt covenants.

At December 31, 2009 and 2008, our long-term debt consisted of (interest rates were as of December 31, 2009):

	2009	2008
	(in millions)

Notes, 0.77% to 7.55% (average effective rate 6.23%), due through 2039	$14,395	$15,130
Euro notes, 5.75% to 6.25% (average effective rate 5.98%), due through 2015	4,072	3,970
7% Debenture (effective rate 11.32%), $200 million face amount, due 2011	-	182
Other foreign currency obligations	5	11
Capital leases and other	65	61

Total long-term debt	18,537	19,354
Less current portion of long term debt	(513)	(765)

Long-term debt	$18,024	$18,589

As of December 31, 2009, aggregate maturities of long-term debt were (in millions):

2010	$513
2011	2,014
2012	4,373
2013	1,556
2014	506
Thereafter	9,640

On September 3, 2009, we redeemed our November 2011, 7% $200 million debenture at par value. Upon redemption, we recorded a loss of $14 million within interest and other expense, net which represented the write-off of the remaining discount. On November 12, 2009, we repaid $750 million in notes, and on October 1, 2008, we repaid $700 million in notes. These repayments were primarily financed from commercial paper issuances.

Fair Value:

The aggregate fair value of our long-term debt, based on quoted prices in active markets for identical liabilities, was $19,769 million at December 31, 2009 and $19,629 million at December 31, 2008.

The aggregate fair value of our third-party debt, based on market quotes, at December 31, 2009, was $20,222 million as compared with the carrying value of $18,990 million. The aggregate fair value of our third-party debt at December 31, 2008, was $20,526 million as compared with the carrying value of $20,251 million.

Interest and Other Expense:

Interest and other expense was:

	For the Years Ended December 31,
	2009	2008	2007
		(in millions)
Interest and other expense, net:
Interest expense, external debt	$1,260	$1,272	$739
Interest income, Altria and affiliates	-	-	(74)
Other income, net	(23)	(32)	(61)

Total interest and other expense, net	$1,237	$1,240	$604

Note 8.  Capital Stock:

Our articles of incorporation authorize 3.0 billion shares of Class A common stock, 2.0 billion shares of Class B common stock and 500 million shares of preferred stock. Shares of Class A common stock issued, repurchased and outstanding were:

	Shares Issued	Shares Repurchased	Shares Outstanding

Balance at January 1, 2007	555,000,000	(99,027,355)	455,972,645
Repurchase of shares	-	(111,516,043)	(111,516,043)
Exercise of stock options and issuance of other stock awards	-	9,321,018	9,321,018
Conversion of Class B common shares to Class A common shares	1,180,000,000	-	1,180,000,000

Balance at December 31, 2007	1,735,000,000	(201,222,380)	1,533,777,620
Repurchase of shares	-	(25,272,255)	(25,272,255)
Shares tendered (Note 2)	-	(46,119,899)	(46,119,899)
Exercise of stock options and issuance of other stock awards	-	6,915,974	6,915,974

Balance at December 31, 2008	1,735,000,000	(265,698,560)	1,469,301,440
Exercise of stock options and issuance of other stock awards	-	8,583,463	8,583,463

Balance at December 31, 2009	1,735,000,000	(257,115,097)	1,477,884,903

Effective on the date of our spin-off, Altria converted all of its Class B shares of Kraft Foods common stock into Class A shares of Kraft Foods common stock. Following our spin-off, we only have Class A common stock outstanding. There were no Class B common shares or preferred shares issued and outstanding at December 31, 2009, 2008 and 2007.

On August 4, 2008, we completed the split-off of the Post cereals business. In this transaction, approximately 46.1 million shares of Kraft Foods Common Stock were tendered for $1,644 million.

At December 31, 2009, 146,863,809 shares of Common Stock were reserved for stock options and other stock awards.

In 2010, we expect to issue approximately 260 million additional shares of our Common Stock as part of the Cadbury acquisition.

Our Board of Directors authorized the following Common Stock repurchase programs. Our $5.0 billion share repurchase authority expired on March 30, 2009. We did not repurchase any shares in 2009.

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

In total, we repurchased 25.3 million shares for $777 million in 2008 and 110.1 million shares for $3,640 million in 2007 under these programs. We made these repurchases of our Common Stock in open market transactions.

In March 2007, we repurchased 1.4 million additional shares of our Common Stock from Altria at a cost of $46.5 million. We paid $32.085 per share, which was the average of the high and the low price of Kraft Foods Common Stock as reported on the NYSE on March 1, 2007. This repurchase was in accordance with our Altria spin-off agreement.

Note 9.  Accumulated Other Comprehensive Earnings / (Losses):

The components of accumulated other comprehensive earnings / (losses) were:

	Currency Translation Adjustments	Pension and Other Benefits	Derivatives Accounted for as Hedges	Total
	(in millions)

Balances at January 1, 2007	$(723)	$(2,342)	$(4)	$(3,069)
Other comprehensive earnings / (losses), net of income taxes:
Currency translation adjustments	672	(78)	-	594
Amortization of experience losses and prior service costs	-	154	-	154
Settlement losses	-	45	-	45
Net actuarial gain arising during period	-	410	-	410
Change in fair value of cash flow hedges	-	-	31	31

Total other comprehensive earnings				1,234

Balances at December 31, 2007	$(51)	$(1,811)	$27	$(1,835)
Other comprehensive earnings / (losses), net of income taxes:
Currency translation adjustments	(2,348)	114	-	(2,234)
Amortization of experience losses and prior service costs	-	98	-	98
Settlement losses	-	48	-	48
Net actuarial loss arising during period	-	(2,021)	-	(2,021)
Change in fair value of cash flow hedges	-	-	(50)	(50)

Total other comprehensive losses				(4,159)

Balances at December 31, 2008	$(2,399)	$(3,572)	$(23)	$(5,994)
Other comprehensive earnings / (losses), net of income taxes:
Currency translation adjustments	1,893	(116)	-	1,777
Amortization of experience losses and prior service costs	-	126	-	126
Settlement losses	-	76	-	76
Net actuarial loss arising during period	-	(64)	-	(64)
Change in fair value of cash flow hedges	-	-	124	124

Total other comprehensive earnings				2,039

Balances at December 31, 2009	$(506)	$(3,550)	$101	$(3,955)

Note 10.  Stock Plans:

At our 2009 annual meeting, our shareholders approved the Kraft Foods Inc. Amended and Restated 2005 Performance Incentive Plan (the "2005 Plan"). The 2005 Plan includes, among other provisions, a limit on the number of shares that may be granted under the plan, vesting restrictions and a prohibition on stock option repricing. Under the 2005 Plan, we may grant to eligible employees awards of stock options, stock appreciation rights, restricted stock, restricted and deferred stock units, and other awards based on our Common Stock, as well as performance-based annual and long-term incentive awards. We are authorized to issue a maximum of 168.0 million shares of our Common Stock under the 2005 Plan. As of the effective date of the amendment, there were 92.1 million shares available to be granted under the 2005 Plan, of which no more than 27.5 million shares may be awarded as restricted or deferred stock. In addition, under the Kraft Foods 2006 Stock Compensation Plan for Non-Employee Directors (the “2006 Directors Plan”), we may grant up to 500,000 shares of Common Stock to members of the Board of Directors who are not our full-time employees. At December 31, 2009, there were

93,740,465 shares available to be granted under the 2005 Plan and 372,097 shares available to be granted under the 2006 Directors Plan. Restricted or deferred shares available for grant under the 2005 Plan at December 31, 2009, were 27,984,072.

In 2008, we changed our annual and long-term incentive compensation programs to further align them with shareholder returns. Under the annual equity program, we now grant equity in the form of both restricted or deferred stock and stock options. The restricted or deferred stock continues to vest 100% after three years, and the stock options vest in three annual installments beginning on the first anniversary of the grant date. Additionally, we changed our long-term incentive plan from a cash-based program to a share-based program. These shares vest based on varying performance, market and service conditions.

All stock awards are issued to employees from treasury stock. We have no specific policy to repurchase Common Stock to mitigate the dilutive impact of options; however, we have historically made adequate discretionary purchases, based on cash availability, market trends and other factors, to satisfy stock option exercise activity.

Stock Options:

Stock options are granted at an exercise price equal to the market value of the underlying stock on the grant date, generally become exercisable in three annual installments beginning on the first anniversary of the grant date and have a maximum term of ten years. Prior to 2008, we had not granted stock options through a broad-based program since 2002.

We account for our employee stock options under the fair value method of accounting using a modified Black-Scholes methodology to measure stock option expense at the date of grant. The fair value of the stock options at the date of grant is amortized to expense over the vesting period. We recorded compensation expense related to stock options of $31 million in 2009 and $18 million in 2008. The deferred tax benefit recorded related to this compensation expense was $11 million in 2009 and $6 million in 2008. The unamortized compensation expense related to our stock options was $48 million at December 31, 2009 and is expected to be recognized over a weighted-average period of two years. Our weighted-average Black-Scholes fair value assumptions were as follows:

	Risk-Free Interest Rate	Expected Life	Expected Volatility	Expected Dividend Yield	Fair Value at Grant Date

2009	2.46%	6 years	21.36%	4.90%	$2.68
2008	3.08%	6 years	21.04%	3.66%	$4.49

The risk-free interest rate represents the rate on zero-coupon U.S. government issues with a remaining term equal to the expected life of the options. The expected life is the period over which our employees are expected to hold their options. It is based on the simplified method from the SEC’s safe harbor guidelines. Volatility reflects historical movements in our stock price for a period commensurate with the expected life of the options. Dividend yield is estimated over the expected life of the options based on our stated dividend policy.

Stock option activity for the year ended December 31, 2009 was:

		Shares Subject to Option	Weighted- Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance at January 1, 2009		38,485,559	$24.74
Options granted		16,310,380	23.64
Options exercised		(5,891,471)	14.08
Options cancelled		(2,176,771)	27.76

Balance at December 31, 2009		46,727,697	25.56	6 years	$149 million

Exercisable at December 31, 2009		22,848,549	25.41	2 years	$91 million

In February 2009, as part of our annual equity program, we granted 16.3 million stock options to eligible employees at an exercise price of $23.64.

In February 2008, as part of our annual equity program, we granted 13.5 million stock options to eligible employees at an exercise price of $29.49. We also granted 0.1 million off-cycle stock options during 2008 at an exercise price of $30.78.

On May 3, 2007, our Board of Directors approved a stock option grant to our CEO to recognize her election as our Chairman. She received 300,000 stock options, which vest under varying market and service conditions and expire ten years after the grant date. The grant had an insignificant impact on earnings in 2007.

The total intrinsic value of options exercised was $72 million in 2009, $76 million in 2008 and $90 million in 2007. Cash received from options exercised was $79 million in 2009, $80 million in 2008 and $124 million in 2007. The actual tax benefit realized for the tax deductions from the option exercises totaled $52 million in 2009, $44 million in 2008 and $35 million in 2007.

Restricted and Deferred Stock:

We may grant shares of restricted or deferred stock to eligible employees, giving them in most instances all of the rights of shareholders, except that they may not sell, assign, pledge or otherwise encumber the shares. Shares of restricted and deferred stock are subject to forfeiture if certain employment conditions are not met. Restricted and deferred stock generally vest on the third anniversary of the grant date.

Shares granted in connection with our long-term incentive plan vest based on varying performance, market and service conditions. The unvested shares have no voting rights and do not pay dividends.

The fair value of the restricted and deferred shares at the date of grant is amortized to earnings over the restriction period. We recorded compensation expense related to restricted and deferred stock of $133 million in 2009, $160 million in 2008 and $136 million in 2007. The deferred tax benefit recorded related to this compensation expense was $44 million in 2009, $53 million in 2008 and $47 million in 2007. The unamortized compensation expense related to our restricted and deferred stock was $149 million at December 31, 2009 and is expected to be recognized over a weighted-average period of two years.

Our restricted and deferred stock activity for the year ended December 31, 2009 was:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share

Balance at January 1, 2009	15,250,805	$31.46
Granted	5,778,201	24.68
Vested	(6,071,661)	30.12
Forfeited	(1,102,392)	30.57

Balance at December 31, 2009	13,854,953	29.30

In January 2009, we granted 1.5 million shares of stock in connection with our long-term incentive plan, and the market value per share was $27.00 on the date of grant. In February 2009, as part of our annual equity program, we issued 4.1 million shares of restricted and deferred stock to eligible employees, and the market value per restricted or deferred share was $23.64 on the date of grant. We also issued 0.2 million off-cycle shares of restricted and deferred stock during 2009, and the weighted-average market value per restricted or deferred share was $25.55 on the date of grant.

In January 2008, we granted 1.4 million shares of stock in connection with our long-term incentive plan, and the market value per share was $32.26 on the date of grant. In February 2008, as part of our annual equity program, we issued 3.4 million shares of restricted and deferred stock to eligible employees, and the market value per restricted or deferred share was $29.49 on the date of grant. We also issued 0.2 million off-cycle shares of restricted and deferred stock during 2008, and the weighted-average market value per restricted or deferred share was $30.38 on the date of grant. The total number of restricted and deferred shares issued in 2008 was 5.0 million.

In January 2007, we issued 5.2 million shares of restricted and deferred stock to eligible employees as part of our annual equity program, and the market value per restricted or deferred share was $34.655 on the date of grant.

Additionally, we issued 1.0 million off-cycle shares of restricted and deferred stock during 2007, and the weighted-average market value per restricted or deferred share was $34.085 on the date of grant. The total number of restricted and deferred shares issued in 2007 was 9.2 million, including those issued as a result of our spin-off from Altria (discussed below).

The weighted-average grant date fair value of restricted and deferred stock granted was $143 million, or $24.68 per restricted or deferred share, in 2009, $151 million, or $30.38 per restricted or deferred share, in 2008 and $310 million, or $33.63 per restricted or deferred share, in 2007. The vesting date fair value of restricted and deferred stock was $153 million in 2009, $196 million in 2008, and $153 million in 2007.

Bifurcation of Stock Awards Upon Spin-Off from Altria:

Effective on the date of our spin-off, Altria stock awards were modified through the issuance of Kraft Foods stock awards, and accordingly, the Altria stock awards were split into two instruments. Holders of Altria stock options received: 1) a new Kraft Foods option to acquire shares of Kraft Foods Common Stock; and 2) an adjusted Altria stock option for the same number of shares of Altria common stock previously held, but with a proportionally reduced exercise price. For each employee stock option outstanding, the aggregate intrinsic value immediately after our spin-off from Altria was not greater than the aggregate intrinsic value immediately prior to it. Holders of Altria restricted stock or stock rights awarded before January 31, 2007 retained their existing awards and received restricted stock or stock rights in Kraft Foods Common Stock. Recipients of Altria restricted stock or stock rights awarded on or after January 31, 2007 did not receive Kraft Foods restricted stock or stock rights because Altria had announced the spin-off at that time. We reimbursed Altria $179 million for net settlement of the employee stock awards. We determined the fair value of the stock options using the Black-Scholes option valuation model, and adjusted the fair value of the restricted stock and stock rights by the value of projected forfeitures.

Based upon the number of Altria stock awards outstanding upon our spin-off, we granted stock options for 24.2 million shares of Kraft Foods Common Stock at a weighted-average price of $15.75. The options expire between 2007 and 2012. In addition, we issued 3.0 million shares of restricted stock and stock rights. The market value per restricted share or right was $31.66 on the date of grant. Restrictions on the majority of these restricted shares and stock rights lapsed in the first quarter of either 2008 or 2009.

Note 11.  Benefit Plans:

Pension Plans

Obligations and Funded Status:

The projected benefit obligations, plan assets and funded status of our pension plans at December 31, 2009 and 2008 were:

	U.S. Plans		Non-U.S. Plans
	2009	2008	2009	2008
	(in millions)

Benefit obligation at January 1	$6,133	$5,952	$3,211	$4,275
Service cost	152	149	67	107
Interest cost	369	371	215	257
Benefits paid	(310)	(314)	(225)	(269)
Settlements paid	(187)	(331)	(14)	(16)
Curtailment gain	(168)	-	-	-
Actuarial (gains) / losses	203	306	619	(542)
Currency	-	-	510	(710)
Other	3	-	18	109

Benefit obligation at December 31	6,195	6,133	4,401	3,211

Fair value of plan assets at January 1	4,386	7,006	2,618	4,041
Actual return on plan assets	1,180	(2,028)	400	(761)
Contributions	427	53	209	180
Benefits paid	(310)	(314)	(225)	(269)
Settlements paid	(187)	(331)	(14)	(16)
Currency	-	-	414	(615)
Other	-	-	(5)	58

Fair value of plan assets at December 31	5,496	4,386	3,397	2,618

Net pension liability recognized at December 31	$(699)	$(1,747)	$(1,004)	$(593)

Our projected benefit obligation decreased $168 million in 2009 due to the freeze of certain of our U.S. pension plans.

The accumulated benefit obligation, which represents benefits earned to the measurement date, was $5,673 million at December 31, 2009 and $5,464 million at December 31, 2008 for the U.S. pension plans. The accumulated benefit obligation for the non-U.S. pension plans was $4,115 million at December 31, 2009 and $3,024 million at December 31, 2008.

The combined U.S. and non-U.S. pension plans resulted in a net pension liability of $1,703 million at December 31, 2009 and $2,340 million at December 31, 2008. We recognized these amounts in our consolidated balance sheets at December 31, 2009 and 2008 as follows:

	2009	2008
	(in millions)

Prepaid pension assets	$115	$56
Other accrued liabilities	(53)	(29)
Accrued pension costs	(1,765)	(2,367)

	$(1,703)	$(2,340)

Certain of our U.S. and non-U.S. plans are under funded and have accumulated benefit obligations in excess of plan assets. For these plans, the projected benefit obligations, accumulated benefit obligations and the fair value of plan assets at December 31, 2009 and 2008 were:

	U.S. Plans		Non-U.S. Plans
	2009	2008	2009	2008
		(in millions)

Projected benefit obligation	$4,666	$6,133	$3,703	$1,740
Accumulated benefit obligation	4,166	5,464	3,478	1,664
Fair value of plan assets	3,932	4,386	2,629	1,144
We used the following weighted-average assumptions to determine our benefit obligations under the pension plans at December 31:
	U.S. Plans		Non-U.S. Plans
	2009	2008	2009	2008

Discount rate	5.93%	6.10%	5.21%	6.41%
Expected rate of return on plan assets	8.00%	8.00%	7.26%	7.25%
Rate of compensation increase	4.00%	4.00%	3.08%	3.09%

Year-end discount rates for our U.S. and Canadian plans were developed from a model portfolio of high quality, fixed-income debt instruments with durations that match the expected future cash flows of the benefit obligations. Year-end discount rates for our non-U.S. plans (other than Canadian plans) were developed from local bond indices that match local benefit obligations as closely as possible. Changes in our discount rates were primarily the result of changes in bond yields year-over-year. We determine our expected rate of return on plan assets from the plan assets’ historical long-term investment performance, current asset allocation and estimates of future long-term returns by asset class.

Components of Net Pension Cost:

Net pension cost consisted of the following for the years ended December 31, 2009, 2008 and 2007:

	U.S. Plans			Non-U.S. Plans
	2009	2008	2007	2009	2008	2007
	(in millions)

Service cost	$152	$149	$159	$67	$91	$101
Interest cost	369	371	365	215	222	194
Expected return on plan assets	(486)	(526)	(523)	(242)	(285)	(251)
Amortization:
Net loss from experience differences	160	85	138	23	31	66
Prior service cost	6	7	5	6	7	9
Other expenses	112	74	68	8	16	4

Net pension cost	$313	$160	$212	$77	$82	$123

The following costs are included within other expenses above. Severance payments related to our Cost Savings Initiatives and Restructuring Program, and retired employees who elected lump-sum payments resulted in settlement losses for our U.S. plans of $107 million in 2009, $74 million in 2008 and $68 million in 2007. In addition, we incurred a $5 million curtailment charge in 2009 related to the freeze of certain of our U.S. pension plans. Non-U.S. plant closures and early retirement benefits resulted in curtailment and settlement losses of $8 million in 2009, $16 million in 2008 and $4 million in 2007.

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

As of December 31, 2009, for the combined U.S. and non-U.S. pension plans, we expected to amortize from accumulated other comprehensive earnings / (losses) into net periodic pension cost during 2010:

•	an estimated $244 million of net loss from experience differences; and
•	an estimated $12 million of prior service cost.

We used the following weighted-average assumptions to determine our net pension cost for the years ended December 31:

	U.S. Plans			Non-U.S. Plans
	2009	2008	2007	2009	2008	2007

Discount rate	6.10%	6.30%	5.90%	6.41%	5.44%	4.67%
Expected rate of return on plan assets	8.00%	8.00%	8.00%	7.25%	7.43%	7.53%
Rate of compensation increase	4.00%	4.00%	4.00%	3.09%	3.13%	3.00%
Plan Assets: The fair value of pension plan assets at December 31, 2009 was determined using:
Asset Category		Total Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in millions)

U.S. equity securities		$289	$289	$-	$-
Non-U.S. equity securities		1,991	1,988	2	1
Pooled funds - equity securities		3,014	-	3,014	-

Total equity securities		5,294	2,277	3,016	1

Government bonds		1,037	931	106	-
Pooled funds - fixed income securities		945	-	945	-
Corporate bonds and other fixed income securities		988	54	932	2

Total fixed income securities		2,970	985	1,983	2

Real estate		131	22	109	-
Other		326	322	2	2

Total		$8,721	$3,606	$5,110	$5

We excluded $172 million of plan assets from the above table related to certain insurance contracts as they are reported at contract value, in accordance with authoritative guidance. U.S. and non-U.S. equity securities and government bonds are primarily classified as level one and are valued using quoted prices in active markets. Corporate bonds and other fixed income securities are primarily classified as level two and are valued using independent observable market inputs, such as matrix pricing, yield curves and indices. Pooled funds, including assets in real estate pooled funds, are primarily classified as level two and are valued using net asset values of participation units held in common collective trusts, as reported by the managers of the trusts and as supported by the unit prices of actual purchase and sale transactions. Level three assets are valued using unobservable inputs that reflect the plans’ own assumptions about the assumptions that market participants would use in pricing the assets, based on the best information available, such as investment manager pricing for limited partnerships using company financial statements, relevant valuation multiples and discounted cash flow analyses.

The percentage of fair value of pension plan assets at December 31, 2009 and 2008 was:

	U.S. Plans		Non-U.S. Plans
Asset Category	2009	2008	2009	2008

Equity securities	68%	65%	50%	45%
Debt securities	28%	35%	43%	45%
Real estate	-	-	4%	4%
Other	4%	-	3%	6%

Total	100%	100%	100%	100%

Our investment strategy is based on our expectation that equity securities will outperform debt securities over the long term. Accordingly, the composition of our U.S. plan assets is broadly characterized as a 70% / 30% allocation between equity and debt securities. The strategy uses indexed U.S. equity securities, actively managed international equity securities and actively managed U.S. and international investment grade debt securities (which constitute 90% or more of debt securities) with lesser allocations to high yield debt securities. The other asset balance of our U.S. plans at December 31, 2009 primarily related to a $200 million voluntary cash contribution we made on December 31, 2009.

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

We attempt to maintain our target asset allocation by rebalancing between equity and debt asset classes as we make contributions and monthly benefit payments. We intend to rebalance our plan portfolios by mid-2010 by making contributions and monthly benefit payments.

We make contributions to our U.S. and non-U.S. pension plans, primarily, to the extent that they are tax deductible and do not generate an excise tax liability. Based on current tax law, we plan to make contributions of approximately $40 million to our U.S. plans and approximately $200 million to our non-U.S. plans in 2010. Our estimated pension contributions do not include anticipated contributions for our newly acquired Cadbury business. We will update this figure in future filings to reflect these anticipated contributions. However, our actual contributions may be different due to many factors, including changes in tax and other benefit laws, or significant differences between expected and actual pension asset performance or interest rates.

Future Benefit Payments:

The estimated future benefit payments from our pension plans at December 31, 2009 were:

	U.S. Plans	Non-U.S. Plans
	(in millions)

2010	$473	$246
2011	453	246
2012	443	253
2013	450	256
2014	440	260
2015-2019	2,557	1,419

Other Costs:

We sponsor and contribute to employee savings plans. These plans cover eligible salaried, non-union and union employees. Our contributions and costs are determined by the matching of employee contributions, as defined by the plans. Amounts charged to expense for defined contribution plans totaled $94 million in 2009, $93 million in 2008 and $83 million in 2007.

We also made contributions to multiemployer pension plans totaling $29 million in 2009, $27 million in 2008 and $26 million in 2007.

Postretirement Benefit Plans Obligations: Our postretirement health care plans are not funded. The changes in the accrued benefit obligation and net amount accrued at December 31, 2009 and 2008 were:
	2009	2008
	(in millions)

Accrued postretirement benefit obligation at January 1	$2,899	$3,063
Service cost	35	44
Interest cost	174	183
Benefits paid	(210)	(206)
Plan amendments	-	(84)
Currency	25	(30)
Assumption changes	157	(28)
Actuarial gains	(48)	(43)

Accrued postretirement health care costs at December 31	$3,032	$2,899

The current portion of our accrued postretirement health care costs of $216 million at December 31, 2009 and $221 million at December 31, 2008 was included in other accrued liabilities.

We used the following weighted-average assumptions to determine our postretirement benefit obligations at December 31:

	U.S. Plans		Canadian Plans
	2009	2008	2009	2008

Discount rate	5.70%	6.10%	5.25%	7.60%
Health care cost trend rate assumed for next year	7.00%	7.00%	9.00%	9.00%
Ultimate trend rate	5.00%	5.00%	6.00%	6.00%
Year that the rate reaches the ultimate trend rate	2014	2014	2016	2015

Year-end discount rates for our U.S. and Canadian plans were developed from a model portfolio of high quality, fixed-income debt instruments with durations that match the expected future cash flows of the benefit obligations. Changes in our U.S. and Canadian discount rates were primarily the result of changes in bond yields year-over-year. Our expected health care cost trend rate is based on historical costs.

Assumed health care cost trend rates have a significant impact on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects as of December 31, 2009:

	One-Percentage-Point
	Increase	Decrease

Effect on total of service and interest cost	12.3%	(10.2% )
Effect on postretirement benefit obligation	9.8%	(8.3% )

Components of Net Postretirement Health Care Costs:

Net postretirement health care costs consisted of the following for the years ended December 31, 2009, 2008 and 2007:

		2009	2008	2007
			(in millions)

Service cost		$35	$44	$46
Interest cost		174	183	177
Amortization:
Net loss from experience differences		44	55	58
Prior service credit		(32)	(28)	(26)
Other expense		-	-	5

Net postretirement health care costs		$221	$254	$260

As of December 31, 2009, we expected to amortize from accumulated other comprehensive earnings / (losses) into net postretirement health care costs during 2010:

•     an estimated $50 million of net loss from experience differences; and

•     an estimated $31 million of prior service credit.

We used the following weighted-average assumptions to determine our net postretirement cost for the years ended December 31:

	U.S. Plans			Canadian Plans
	2009	2008	2007	2009	2008	2007

Discount rate	6.10%	6.10%	5.90%	7.60%	5.80%	5.00%
Health care cost trend rate	7.00%	7.50%	8.00%	9.00%	9.00%	8.50%
Future Benefit Payments: Our estimated future benefit payments for our postretirement health care plans at December 31, 2009 were:
	U.S. Plans	Canadian Plans
	(in millions)

2010	$206	$10
2011	209	10
2012	208	10
2013	208	11
2014	207	11
2015-2019	1,026	62

Other Costs:

We made contributions to multiemployer medical plans totaling $35 million in 2009, $33 million in 2008 and $33 million in 2007.

Postemployment Benefit Plans

Obligations:

Our postemployment plans are not funded. The changes in the benefit obligations of the plans and net amount accrued at December 31, 2009 and 2008 were:

	2009	2008
	(in millions)

Accrued benefit obligation at January 1	$560	$254
Service cost	8	6
Interest cost	8	7
Severance	125	560
Benefits paid	(215)	(280)
Assumption changes	26	12
Actuarial gains	(7)	(2)
Currency	41	(15)
Other	-	18

Accrued postemployment costs at December 31	$546	$560

The accrued benefit obligation was determined using a weighted-average discount rate of 6.5% in 2009 and 7.1% in 2008, an assumed ultimate annual turnover rate of 0.5% in 2009 and 2008, assumed compensation cost increases of 4.0% in 2009 and 2008, and assumed benefits as defined in the respective plans. Postemployment costs arising from actions that offer employees benefits in excess of those specified in the respective plans are charged to expense when incurred.

Components of Net Postemployment Costs:

Net postemployment costs consisted of the following for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
	(in millions)

Service cost	$8	$6	$4
Interest cost	8	7	6
Amortization of net (gains) / losses	2	(2)	(2)
Other expense	125	560	132

Net postemployment costs	$143	$571	$140

The following costs are included within other expense above:

•	we incurred severance charges of $32 million related to our Kraft Foods Europe Reorganization and $170 million related to other Cost Savings Initiatives in 2009;
•	we reversed $77 million in severance charges in 2009 related to our Restructuring Program, as discussed in Note 6, Restructuring Costs; and
•	we incurred severance charges of $560 million in 2008 and $132 million in 2007 related to workforce reduction initiatives announced under the Restructuring Program.

As of December 31, 2009, the estimated net loss for the postemployment benefit plans that we expected to amortize from accumulated other comprehensive earnings / (losses) into net postemployment costs during 2010 was insignificant.

Note 12.  Financial Instruments:

Fair Value of Derivative Instruments:

The fair values of derivative instruments recorded in the consolidated balance sheet as of December 31, 2009 were:

	December 31, 2009
	Asset Derivatives	Liability Derivatives
	(in millions)

Derivatives designated as hedging instruments:
Foreign exchange contracts	$8	$158
Commodity contracts	25	14
Interest rate contracts	153	-

	$186	$172

Derivatives not designated as hedging instruments:
Foreign exchange contracts	$2	$-
Commodity contracts	71	62

	$73	$62

Total fair value	$259	$234

We include the fair value of our asset derivatives within other current assets and the fair value of our liability derivatives within other current liabilities.

The fair values (asset / (liability)) of our derivative instruments at December 31, 2009 were determined using:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)

Foreign exchange contracts	$(148)	$-	$(148)	$-
Commodity contracts	20	11	8	1
Interest rate contracts	153	-	153	-

Total derivatives	$25	$11	$13	$1

Cash Flow Hedges: Cash flow hedges affected accumulated other comprehensive earnings / (losses), net of income taxes, as follows:
	2009	2008	2007
	(in millions)

Accumulated gain / (loss) at beginning of period	$(23)	$27	$(4)
Transfer of realized (gains) / losses in fair value to earnings	111	26	(10)
Unrealized gain / (loss) in fair value	13	(76)	41

Accumulated gain / (loss) at December 31	$101	$(23)	$27

The effect of cash flow hedges for the year ended December 31, 2009 was:
	Gain / (Loss) Recognized in OCI	(Gain) / Loss Reclassified from AOCI into Earnings
	(in millions)

Foreign exchange contracts - intercompany loans	$(12)	$-
Foreign exchange contracts - forecasted transactions	(40)	(27)
Commodity contracts	(27)	138
Interest rate contracts	92	-

Total	$13	$111

	Gain / (Loss) on Ineffectiveness Recognized in Earnings	Gain / (Loss) on Amount Excluded from Effectiveness Testing Recognized in Earnings
	(in millions)

Foreign exchange contracts - intercompany loans	$-	$-
Foreign exchange contracts - forecasted transactions	-	-
Commodity contracts	12	1
Interest rate contracts	-	-

Total	$12	$1

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

As of December 31, 2009, we expected to transfer unrealized losses of $2 million (net of taxes) for commodity cash flow hedges and unrealized gains of $5 million (net of taxes) for foreign currency cash flow hedges to earnings during the next 12 months.

Hedge Coverage:

As of December 31, 2009, we had hedged forecasted transactions for the following durations:

•	commodity transactions for periods not exceeding the next 19 months;
•	interest rate transactions for periods not exceeding the next 33 years and 1 month; and
•

foreign currency transactions for periods not exceeding the next 24 months, and excluding intercompany loans, we had hedged forecasted foreign currency transactions for periods not exceeding the next 12 months.

Fair Value Hedges:

The effect of fair value hedges for the year ended December 31, 2009 was:

	Gain / (Loss) Recognized in Income on Derivatives	Gain / (Loss) Recognized in Income on Borrowings
	(in millions)

Interest rate contracts	$7	$(7)

We include the gain or loss on hedged long-term debt and the offsetting loss or gain on the related interest rate swap in interest and other expense, net.

Hedges of Net Investments in Foreign Operations:

The effect of hedges of net investments in foreign operations for the year ended December 31, 2009 was:

	Gain / (Loss) Recognized in OCI	Location of Gain / (Loss) Recorded in AOCI
	(in millions)

Euro notes	$(65)	Currency Translation Adjustment

Our currency translation adjustment included gains of $83 million for the year ended December 31, 2008 and $28 million for the year ended December 31, 2007 related to the euro denominated borrowings.

Economic Hedges:

The effect of economic hedges, derivatives that are not designated as hedging instruments, for the year ended December 31, 2009 was:

	Gain / (Loss) Recognized in Earnings	Location of Gain / (Loss) Recognized in Earnings
	(in millions)

Foreign exchange contracts - intercompany loans and forecasted interest payments	$(10)	Interest expense
Foreign exchange contracts - forecasted transactions	(10)	Cost of sales
Commodity contracts	37	Cost of sales

Total	$17

For commodity contracts not designated as hedging instruments, the impact to earnings was insignificant in 2008, and we recognized net gains of $56 million in 2007. For foreign exchange contracts not designated as hedging instruments, we recognized net losses of $50 million in 2008 and $231 million in 2007. The majority of these losses were attributable to hedges of intercompany loans and were economically offset with foreign currency gains from the intercompany receivable.

Volume:

As of December 31, 2009, we had the following outstanding hedges:

Notional Amount
(in millions)

Foreign exchange contracts - intercompany loans	$1,376
Foreign exchange contracts - forecasted transactions	631
Commodity contracts	1,832
Interest rate contracts	2,350
Net investment hedge - euro notes	4,081

Note 13.   Commitments and Contingencies:

Legal Proceedings:

We are involved, from time to time, in legal proceedings, claims, and governmental inspections or investigations, arising in the ordinary course of our business. While we cannot predict with certainty the results of these matters, we do not expect that the ultimate costs to resolve these matters will have a material effect on our financial results.

In 2009, we recorded an additional $50 million of charges for legal matters related to certain of our European operations. See Part I Item 3. Legal Proceedings for a description of these matters. In 2008, we recorded charges of $72 million for legal matters related to certain of our U.S. and European operations, including U.S. coffee operations.

Third-Party Guarantees:

We have third-party guarantees primarily covering the long-term obligations of our vendors. As part of those transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At December 31, 2009, the carrying amount of our third-party guarantees on our consolidated balance sheet and the maximum potential payment under these guarantees was $29 million. Substantially all of these guarantees expire at various times through 2018.

Leases:

Rental expenses were $505 million in 2009, $505 million in 2008 and $433 million in 2007. As of December 31, 2009, minimum rental commitments under non-cancelable operating leases in effect at year-end were (in millions):

2010	$306
2011	243
2012	185
2013	103
2014	76
Thereafter	212

Note 14.   Income Taxes:

Earnings from continuing operations before income taxes and the provision for income taxes consisted of the following for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
		(in millions)

Earnings from continuing operations before income taxes:
United States	$2,323	$1,341	$2,325
Outside United States	1,964	1,262	1,247

Total	$4,287	$2,603	$3,572

Provision for income taxes:
United States federal:
Current	$425	$392	$649
Deferred	108	(13)	(270)

	533	379	379
State and local:
Current	95	62	175
Deferred	(39)	(21)	(69)

	56	41	106

Total United States	589	420	485

Outside United States:
Current	701	507	649
Deferred	(31)	(172)	(54)

Total outside United States	670	335	595

Total provision for income taxes	$1,259	$755	$1,080

Additionally, the 2008 earnings and gain from discontinued operations from the split-off of the Post cereals business included a net tax benefit of $104 million.

As of January 1, 2009, our unrecognized tax benefits were $807 million. If we had recognized all of these benefits, the net impact on our income tax provision would have been $612 million. Our unrecognized tax benefits were $829 million at December 31, 2009, and if we had recognized all of these benefits, the net impact on our income tax provision would have been $661 million. We do not expect a significant change in our unrecognized tax benefits during the next 12 months. As this disclosure was made as of December 31, 2009, it does not reflect the impacts of our recent acquisition and divestiture activity. We include accrued interest and penalties related to uncertain tax positions in our tax provision. We had accrued interest and penalties of $239 million as of January 1, 2009 and $210 million as of December 31, 2009. Our 2009 provision for income taxes included a $26 million net benefit for interest and penalties as reversals exceeded expense accruals during the year, due to agreements reached with the IRS on specific matters, settlements with various foreign and state tax authorities and the expiration of the statutes of limitations in various jurisdictions. We also paid interest and penalties of $10 million during 2009.

The changes in our unrecognized tax benefits for the years ended December 31, 2009, 2008 and 2007 were (in millions):

	2009		2008	2007

January 1	$807		$850	$667
Increases from positions taken during prior periods	90		17	131
Decreases from positions taken during prior periods	(205)		(90)	(23)
Increases from positions taken during the current period	146		98	34
(Decreases) / increases from acquisition adjustments	-		(22)	72
Decreases relating to settlements with taxing authorities	(26)		(8)	(38)
Reductions resulting from the lapse of the applicable statute of limitations	(14)		(13)	(6)
Currency / other	31		(25)	13

December 31	$829		$807	$850

We are regularly examined by federal and various state and foreign tax authorities. The U.S. federal statute of limitations remains open for the year 2000 and onward. During 2009, we reached an agreement with the IRS on specific matters related to years 2000 through 2003. Our returns for those years are still under examination, and the IRS recently began its examination of years 2004 through 2006. In addition, we are currently under examination by taxing authorities in various U.S. state and foreign jurisdictions. U.S. state and foreign jurisdictions have statutes of limitations generally ranging from three to five years. Years still open to examination by foreign tax authorities in major jurisdictions include Germany (1999 onward), Brazil (2003 onward), Canada (2003 onward), Spain (2002 onward) and France (2006 onward).

At December 31, 2009, applicable U.S. federal income taxes and foreign withholding taxes had not been provided on approximately $5.7 billion of accumulated earnings of foreign subsidiaries that are expected to be permanently reinvested. It is impractical for us to determine the amount of unrecognized deferred tax liabilities on these permanently reinvested earnings.

The effective income tax rate on pre-tax earnings differed from the U.S. federal statutory rate for the following reasons for the years ended December 31, 2009, 2008 and 2007:

	2009		2008	2007

U.S. federal statutory rate	35.0%		35.0%	35.0%
Increase / (decrease) resulting from:
State and local income taxes, net of federal tax benefit excluding IRS audit impacts	1.9%		2.6%	2.8%
Benefit principally related to reversal of federal and state reserves on IRS audit settlements	(2.8%	)	-	-
Reversal of other tax accruals no longer required	(0.3%	)	(1.7% )	(1.4%	)
Foreign rate differences, net of repatriation impacts	(2.1%	)	(5.2% )	(5.2%	)
Other	(2.3%	)	(1.7% )	(1.0%	)

Effective tax rate	29.4%		29.0%	30.2%

Our 2009 effective tax rate included net tax benefits of $225 million, primarily due to an agreement we reached with the IRS on specific matters, settlements with various foreign and state tax authorities, the expiration of the statutes of limitations in various jurisdictions and the divestiture of our Balance bar operations in the U.S.

Our 2008 effective tax rate included net tax benefits of $222 million from discrete tax events. Of the total net tax benefits, approximately $50 million related to fourth quarter corrections of state, federal and foreign tax liabilities and a third quarter reconciliation of our inventory of deferred tax items that resulted in a write-down of our net deferred tax liabilities. The remaining net tax benefits primarily related to the resolution of various tax audits and the expiration of statutes of limitations in various jurisdictions. Other discrete tax benefits included the impact from divestitures of a Nordic and Baltic snacks operation and several operations in Spain and the tax benefit from impairment charges taken in 2008. In addition, the 2008 tax rate benefited from foreign earnings taxed below the U.S. federal statutory tax rate and from the expected tax benefit of 2008 restructuring expenses. These benefits were only partially offset by state tax expense and certain foreign costs.

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

The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities consisted of the following at December 31, 2009 and 2008:

	2009	2008
	(in millions)

Deferred income tax assets:
Accrued postretirement and post employment benefits	$1,472	$1,467
Accrued pension costs	456	703
Other	1,997	2,324

Total deferred income tax assets	3,925	4,494

Valuation allowance	(97)	(84)

Net deferred income tax assets	$3,828	$4,410

Deferred income tax liabilities:
Trade names	$(4,431)	$(4,431)
Property, plant and equipment	(2,029)	(1,862)
Other	(1,055)	(1,239)

Total deferred income tax liabilities	(7,515)	(7,532)

Net deferred income tax liabilities	$(3,687)	$(3,122)

Note 15.   Earnings Per Share:

Basic and diluted EPS from continuing and discontinued operations were calculated using the following:

	For the Years Ended December 31,
	2009	2008	2007
	(in millions, except per share data)

Earnings from continuing operations	$3,028	$1,848	$2,492
Earnings and gain from discontinued operations, net of income taxes	-	1,045	232

Net earnings	3,028	2,893	2,724
Noncontrolling interest	7	9	3

Net earnings attributable to Kraft Foods	$3,021	$2,884	$2,721

Weighted-average shares for basic EPS	1,478	1,505	1,591
Plus incremental shares from assumed conversions of stock options and long-term incentive plan shares	8	10	9

Weighted-average shares for diluted EPS	1,486	1,515	1,600

Basic earnings per share attributable to Kraft Foods:
Continuing operations	$2.04	$1.22	$1.56
Discontinued operations	-	0.70	0.15

Net earnings attributable to Kraft Foods	$2.04	$1.92	$1.71

Diluted earnings per share attributable to Kraft Foods:
Continuing operations	$2.03	$1.21	$1.56
Discontinued operations	-	0.69	0.14

Net earnings attributable to Kraft Foods	$2.03	$1.90	$1.70

We exclude antidilutive Kraft Foods stock options from our calculation of weighted-average shares for diluted EPS. We excluded 23.0 million antidilutive options for the year ended December 31, 2009 and 11.3 million antidilutive options for the year ended December 31, 2008. We excluded an insignificant number of antidilutive options for the year ended December 31, 2007.

Note 16.   Segment Reporting:

Kraft Foods manufactures and markets packaged food products, including snacks, beverages, cheese, convenient meals and various packaged grocery products. We manage and report operating results through three geographic units: Kraft Foods North America, Kraft Foods Europe and Kraft Foods Developing Markets. We manage the operations of Kraft Foods North America and Kraft Foods Europe by product category, and we manage the operations of Kraft Foods Developing Markets by location. Our reportable segments are U.S. Beverages, U.S. Cheese, U.S. Convenient Meals, U.S. Grocery, U.S. Snacks, Canada & N.A. Foodservice, Kraft Foods Europe (formerly known as European Union) and Kraft Foods Developing Markets.

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

Segment data were:

	For the Years Ended December 31,
	2009	2008	2007
		(in millions)

Net revenues:
Kraft Foods North America:
U.S. Beverages	$3,057	$3,001	$2,990
U.S. Cheese	3,605	4,007	3,745
U.S. Convenient Meals	4,496	4,240	3,905
U.S. Grocery	3,453	3,389	3,277
U.S. Snacks	4,964	5,025	4,879
Canada & N.A. Foodservice	4,087	4,294	4,080
Kraft Foods Europe	8,768	9,728	7,007
Kraft Foods Developing Markets	7,956	8,248	5,975

Net revenues	$40,386	$41,932	$35,858

	For the Years Ended December 31,
	2009	2008	2007
		(in millions)

Earnings from continuing operations before income taxes:
Operating income:
Kraft Foods North America:
U.S. Beverages	$511	$381	$346
U.S. Cheese	667	563	487
U.S. Convenient Meals	510	339	319
U.S. Grocery	1,146	1,009	1,022
U.S. Snacks	723	638	716
Canada & N.A. Foodservice	527	448	443
Kraft Foods Europe	785	182	455
Kraft Foods Developing Markets	936	815	588
Unrealized gains / (losses) on hedging activities	203	(205)	16
Certain U.S. pension plan costs	(165)	-	-
General corporate expenses	(293)	(304)	(203)
Amortization of intangibles	(26)	(23)	(13)

Operating income	5,524	3,843	4,176
Interest and other expense, net	(1,237)	(1,240)	(604)

Earnings from continuing operations before income taxes	$4,287	$2,603	$3,572

Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 16% of consolidated net revenues in 2009, 16% in 2008 and 15% in 2007. These net revenues occurred primarily in the Kraft Foods North America segments.

In 2009, unrealized gains on hedging activities of $203 million primarily resulted from the 2008 unrealized losses on energy derivatives becoming realized in 2009. In 2008, unrealized losses on hedging activities of $205 million were primarily related to energy derivatives, including heating oil (used primarily to hedge transportation costs) and natural gas contracts. In 2009, general corporate expenses included $50 million of charges for legal matters related to certain of our European operations (see Part I Item 3. Legal Proceedings for a description of these matters). In 2008, we recorded $72 million in charges for legal matters related to certain of our U.S. and European operations, including U.S. coffee operations and represented the primary reason general corporate expenses increased $101 million in 2008.

We incurred costs associated with our Cost Savings Initiatives of $318 million in 2009. These charges were recorded in operations, primarily within the segment operating income of Kraft Foods Europe with the remainder spread across all other segments. In 2009, we also reversed $85 million of Restructuring Program costs, with the majority relating to our Kraft Foods Europe segment while the remainder was spread across all other segments. We incurred Restructuring Program costs of $989 million in 2008 and $459 million in 2007. Refer to Note 6, Restructuring Costs, for a breakout of the 2008 and 2007 charges by segment. We also incurred asset impairment charges of $21 million in 2009 related to our Kraft Foods Europe segment, $140 million in 2008 related to our Kraft Foods Europe and Kraft Foods Developing Markets segments, and $120 million in 2007 related to our U.S. Beverages segment. Refer to Note 5, Goodwill and Intangible Assets, for further details of these charges.

As described in Note 2, Acquisitions and Divestitures, we divested several operations, and recorded net gains / (losses) on these divestitures in segment operating income as follows:

	For the Years Ended December 31,
	2009	2008	2007
		(in millions)

Kraft Foods North America:
U.S. Beverages	$-	$(1)	$(6)
U.S. Cheese	-	-	-
U.S. Convenient Meals	-	-	-
U.S. Grocery	-	-	-
U.S. Snacks	11	-	12
Canada & N.A. Foodservice	-	-	-
Kraft Foods Europe	(17)	(91)	-
Kraft Foods Developing Markets	-	-	8

Gains / (losses) on divestitures, net	$(6)	$(92)	$14

Total assets, depreciation expense and capital expenditures by segment were:

	2009	2008
	(in millions)

Total assets:
Kraft Foods North America:
U.S. Beverages	$2,382	$2,257
U.S. Cheese	4,589	4,599
U.S. Convenient Meals	3,063	2,857
U.S. Grocery	5,565	5,500
U.S. Snacks	16,418	16,384
Canada & N.A. Foodservice	5,051	4,888
Kraft Foods Europe	16,073	14,346
Kraft Foods Developing Markets	11,087	9,487
Unallocated assets (1)	2,486	2,855

Total assets	$66,714	$63,173

(1)    Unallocated assets consist primarily of cash and cash equivalents, deferred income taxes, centrally held property, plant and equipment, prepaid pension assets and derivative financial instrument balances.

	For the Years Ended December 31,
	2009	2008	2007
	(in millions)
Depreciation expense:
Kraft Foods North America:
U.S. Beverages	$69	$68	$57
U.S. Cheese	66	66	62
U.S. Convenient Meals	84	78	81
U.S. Grocery	82	78	63
U.S. Snacks	127	129	140
Canada & N.A. Foodservice	83	93	96
Kraft Foods Europe	237	265	215
Kraft Foods Developing Markets	157	160	115

Total - continuing operations	905	937	829
Discontinued operations	-	26	44

Total depreciation expense	$905	$963	$873

	For the Years Ended December 31,
	2009	2008	2007
	(in millions)
Capital expenditures:
Kraft Foods North America:
U.S. Beverages	$82	$110	$90
U.S. Cheese	72	97	115
U.S. Convenient Meals	196	200	207
U.S. Grocery	85	87	99
U.S. Snacks	190	122	136
Canada & N.A. Foodservice	94	98	83
Kraft Foods Europe	292	285	207
Kraft Foods Developing Markets	319	368	274

Total - continuing operations	1,330	1,367	1,211
Discontinued operations	-	-	30

Total capital expenditures	$1,330	$1,367	$1,241

Net revenues by consumer sector, which includes Kraft macaroni and cheese dinners in the Convenient Meals sector and the separation of Canada & N.A. Foodservice, Kraft Foods Europe and Kraft Foods Developing Markets into sector components, were:

	For the Year Ended December 31, 2009
	Kraft Foods North America	Kraft Foods Europe	Kraft Foods Developing Markets	Total
	(in millions)

Snacks	$5,929	$4,776	$4,337	$15,042
Beverages	3,545	2,390	2,094	8,029
Cheese	4,980	972	844	6,796
Grocery	3,136	369	566	4,071
Convenient Meals	6,072	261	115	6,448

Total net revenues	$23,662	$8,768	$7,956	$40,386

	For the Year Ended December 31, 2008
	Kraft Foods North America	Kraft Foods Europe	Kraft Foods Developing Markets	Total
	(in millions)

Snacks	$5,951	$5,291	$4,668	$15,910
Beverages	3,509	2,625	2,081	8,215
Cheese	5,525	1,109	828	7,462
Grocery	3,211	394	567	4,172
Convenient Meals	5,760	309	104	6,173

Total net revenues	$23,956	$9,728	$8,248	$41,932

	For the Year Ended December 31, 2007
	Kraft Foods North America	Kraft Foods Europe	Kraft Foods Developing Markets	Total
	(in millions)

Snacks	$5,704	$2,833	$2,824	$11,361
Beverages	3,499	2,456	1,830	7,785
Cheese	5,199	1,019	710	6,928
Grocery	3,138	363	519	4,020
Convenient Meals	5,336	336	92	5,764

Total net revenues	$22,876	$7,007	$5,975	$35,858

Geographic data for net revenues, long-lived assets and total assets were:

	For the Years Ended December 31,
	2009	2008	2007
	(in millions)
Net revenues:
United States	$21,165	$21,436	$20,540
Europe	11,472	12,870	9,105
Other	7,749	7,626	6,213

Total net revenues	$40,386	$41,932	$35,858

	2009	2008
	(in millions)
Long-lived assets:
United States	$31,773	$31,571
Europe	16,077	14,133
Other	6,410	6,008

Total long-lived assets	$54,260	$51,712

Total assets:
United States	$35,816	$36,279
Europe	21,915	18,761
Other	8,983	8,133

Total assets	$66,714	$63,173

Note 17. Quarterly Financial Data (Unaudited):
	2009 Quarters
	First	Second	Third	Fourth
	(in millions, except per share data)

Net revenues	$9,396	$10,162	$9,803	$11,025

Gross profit	$3,265	$3,665	$3,541	$4,129

Earnings from continuing operations	$662	$829	$826	$711

Earnings and gain from discontinued operations, net of income taxes	-	-	-	-

Net earnings	662	829	826	711
Noncontrolling interest	2	2	2	1

Net earnings attributable to Kraft Foods	$660	$827	$824	$710

Weighted-average shares for diluted EPS	1,483	1,484	1,487	1,487

Per share data:
Basic EPS attributable to Kraft Foods:
Continuing operations	$0.45	$0.56	$0.56	$0.48
Discontinued operations	-	-	-	-

Net earnings attributable to Kraft Foods	$0.45	$0.56	$0.56	$0.48

Diluted EPS attributable to Kraft Foods:
Continuing operations	$0.45	$0.56	$0.55	$0.48
Discontinued operations	-	-	-	-

Net earnings attributable to Kraft Foods	$0.45	$0.56	$0.55	$0.48

Dividends declared	$0.29	$0.29	$0.29	$0.29

Market price - high	$29.84	$27.24	$29.11	$27.84
- low	$20.81	$21.94	$25.41	$25.72

Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not equal the total for the year.

During 2009, we recorded the following pre-tax charges / (gains) in earnings from continuing operations:

	2009 Quarters
	First	Second	Third	Fourth
	(in millions)

Asset impairment and exit costs	$-	$(26)	$-	$(38)
(Gains) / losses on divestitures, net	-	17	-	(11)

	$-	$(9)	$-	$(49)

	2008 Quarters
	First	Second	Third	Fourth
	(in millions, except per share data)

Net revenues	$10,046	$10,804	$10,401	$10,681

Gross profit	$3,301	$3,868	$3,305	$3,370

Earnings from continuing operations	$547	$678	$520	$103

Earnings and gain from discontinued operations, net of income taxes	54	69	845	77

Net earnings	601	747	1,365	180
Noncontrolling interest	2	2	3	2

Net earnings attributable to Kraft Foods	$599	$745	$1,362	$178

Weighted-average shares for diluted EPS	1,542	1,532	1,503	1,481

Per share data:
Basic EPS attributable to Kraft Foods:
Continuing operations	$0.35	$0.44	$0.34	$0.07
Discontinued operations	0.04	0.05	0.57	0.05

Net earnings attributable to Kraft Foods	$0.39	$0.49	$0.91	$0.12

Diluted EPS attributable to Kraft Foods:
Continuing operations	$0.35	$0.44	$0.34	$0.07
Discontinued operations	0.04	0.05	0.57	0.05

Net earnings attributable to Kraft Foods	$0.39	$0.49	$0.91	$0.12

Dividends declared	$0.27	$0.27	$0.29	$0.29

Market price - high	$32.85	$32.99	$34.97	$34.05
Market price - low	$28.63	$28.33	$28.04	$24.75

Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not equal the total for the year.

During the fourth quarter of 2008, we increased our gain on discontinued operations by $77 million to correct for a deferred tax liability related to the split-off of the Post cereals business. As such, our gain from the split-off of the Post cereals business was $926 million.

During 2008, we recorded the following pre-tax charges / (gains) in earnings from continuing operations:

	2008 Quarters
	First	Second	Third	Fourth
	(in millions)

Asset impairment and exit costs	$80	$103	$123	$718
(Gains) / losses on divestitures, net	18	74	1	(1)

	$98	$177	$124	$717

Note 18.  Subsequent Events:

We evaluated subsequent events through February 16, 2010 and included all accounting and disclosure requirements related to subsequent events in our financial statements.

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

Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended December 31, 2009, and noted the following significant changes.

•

In 2008, we began implementing “Catalyst,” a business initiative to simplify and harmonize our systems processes. This multi-year program includes the delivery of SAP enterprise software applications and business solutions. During the quarter ended December 31, 2009, we transitioned some of our processes and procedures into the SAP control environment. As we migrate to the SAP environment, our management ensures that our key controls are mapped to applicable SAP controls, tests transition controls prior to the migration date of those controls, and as appropriate, maintains and evaluates controls over the flow of information to and from SAP. We expect the transition period to be completed in 2011.

We determined that there were no other changes in our internal control over financial reporting during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.

Management reviewed the results of our assessment with the Audit Committee of our Board of Directors. Based on this assessment, management determined that, as of December 31, 2009, we maintained effective internal control over financial reporting.

PricewaterhouseCoopers LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements included in this report, has audited our internal control over financial reporting as of December 31, 2009.

February 16, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Kraft Foods Inc.:

In our opinion, the consolidated balance sheets and the related consolidated statements of earnings, of equity and of cash flows appearing in Item 8 present fairly, in all material respects, the financial position of Kraft Foods Inc. and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions and the timing of its annual goodwill and indefinite-lived intangible assets impairment tests in 2007, the manner in which it accounts for defined benefit pension and other postretirement plans in 2008, and the manner in which it accounts for inventories and noncontrolling interests in 2009.

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

February 16, 2010

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information required by this Item 10 is included under the headings “Election of Directors,” “Corporate Governance,” “Nominating and Governance Committee Matters,” “Audit Committee Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on May 18, 2010 (“2010 Proxy Statement”). All of this information is incorporated by reference into this Annual Report.

The information on our website is not, and shall not be deemed to be, a part of this Annual Report or incorporated into any other filings we make with the SEC.

On June 16, 2009, we filed our Annual CEO Certification as required by Section  303A.12 of the NYSE Listed Company Manual.

Item 11.  Executive Compensation.

Information required by this Item 11 is included under the headings “Compensation Committee Matters,” “Compensation Discussion and Analysis” and “Executive Compensation Tables” in our 2010 Proxy Statement. All of this information is incorporated by reference into this Annual Report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The number of shares to be issued upon exercise or vesting of awards issued under, and the number of shares remaining available for future issuance under, our equity compensation plans at December 31, 2009 were:

Equity Compensation Plan Information

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	52,751,247	$25.56	94,112,562

(1)	Includes vesting of deferred and long-term incentive plan stock.

Information related to security ownership of certain beneficial owners and management is in our 2010 Proxy Statement under the heading “Ownership of Equity Securities,” which is incorporated by reference into this Annual Report.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Information about certain relationships and related transactions is in our 2010 Proxy Statement under the heading “Certain Relationships and Transactions with Related Persons” and information about director independence is in our 2010 Proxy Statement under the heading “Corporate Governance - Director Independence.” All of this information is incorporated by reference into this Annual Report.

Item 14.  Principal Accountant Fees and Services.

Information about our principal accountant fees is in our 2010 Proxy Statement under the heading “Audit Committee Matters - Independent Auditors’ Fees,” and information about the Audit Committee’s pre-approval policies and procedures is in our 2010 Proxy Statement under the heading “Audit Committee Matters - Pre-Approval Policies.” All of this information is incorporated by reference into this Annual Report.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	Index to Consolidated Financial Statements and Schedules

Schedules other than those listed above have been omitted either because such schedules are not required or are not applicable.

(b)	The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

2.1	RMT Transaction Agreement, among the Registrant, Cable Holdco, Inc., Ralcorp Holdings, Inc. and Ralcorp Mailman LLC, dated as of November 15, 2007 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 20, 2007).

2.2	Master Sale and Purchase Agreement, between Groupe Danone S.A. and Kraft Foods Global, Inc., dated October 29, 2007 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*

3.1	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-57162) filed with the SEC on March 16, 2001).

3.2	Articles of Amendment to the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-57162) filed with the SEC on March 16, 2001).

3.3	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2009).

4.1	The Registrant agrees to furnish copies of any instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries that does not exceed 10 percent of the total assets of the Registrant and its consolidated subsidiaries to the SEC upon request.

4.2	Indenture, by and between the Registrant and Deutsche Bank Trust Company Americas (as successor trustee to The Bank of New York and The Chase Manhattan Bank), dated as of October 17, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (Reg. No. 333-86478) filed with the SEC on April 18, 2002).

10.1	Acquisition and Refinancing Bridge Credit Agreement, by and among the Registrant, the initial lenders named therein, Citibank, N.A., Deutsche Bank AG Cayman Islands Branch, and HSBC Securities (USA) Inc., dated as of November 9, 2009 (incorporated by reference to Exhibit 99.9 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 4, 2009).

10.2	Amendment No. 1 to Acquisition and Refinancing Bridge Credit Agreement, among the Registrant, Citibank, N.A. and the lenders named therein, dated as of January 18, 2010 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 19, 2010).

10.3	Amendment No. 2 to Acquisition and Refinancing Bridge Credit Agreement, among the Registrant, Citibank, N.A. and the lenders named therein, dated as of January 29, 2010.

10.4	$4.5 Billion 3-Year Revolving Credit Agreement, by and among the Registrant, the initial lenders named therein, Deutsche Bank AG New York Branch, Citibank, N.A., HSBC Securities (USA) Inc., Credit Suisse Securities (USA) LLC, and JPMorgan Chase Bank, N.A., dated as of November 30, 2009 (incorporated by reference to Exhibit 99.10 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 4, 2009).

10.5	Agreement Relating to United Biscuits Southern Europe, among Kraft Foods International, Inc. and United Biscuits Group (Investments) Limited, Deluxestar Limited, UB Overseas Limited, UB investments (Netherlands) B.V. and Nabisco Euro Holdings LTD, dated as of July 8, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 13, 2006).

10.6	Master Professional Services Agreement, among Kraft Foods Global, Inc., EDS Information Services, L.L.C. and Electronic Data Systems Corporation, dated as of April 27, 2006 (incorporated by reference to Exhibit 10.25 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).*

10.7	Tax Sharing Agreement, by and between the Registrant and Altria Group, Inc., dated as of March 30, 2007 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2007).

10.8	Kraft Foods Inc. Amended and Restated 2005 Performance Incentive Plan, amended as of December 31, 2009.+

10.9	Form of Kraft Foods Inc. Amended and Restated 2005 Performance Incentive Plan Restricted Stock Agreement.+

10.10	Form of Kraft Foods Inc. Amended and Restated 2005 Performance Incentive Plan Non-Qualified US Stock Option Award Agreement.+

10.11	Kraft Foods Inc. Supplemental Benefits Plan I (including First Amendment adding Supplement A) (incorporated by reference to Exhibit 10.7 to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 2, 2001).+

10.12	Kraft Foods Inc. Supplemental Benefits Plan II (incorporated by reference to Exhibit 10.8 to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 2, 2001).+

10.13	Form of Employee Grantor Trust Enrollment Agreement (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of Altria Group, Inc. for the year ended December 31, 1995).+

10.14	Kraft Foods Inc. 2006 Stock Compensation Plan for Non-Employee Directors, amended as of December 31, 2008 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2009).+

10.15	Kraft Foods Inc. 2001 Compensation Plan for Non-Employee Directors, amended as of December 31, 2008 (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2009).+

10.16	Kraft Foods Inc. Change in Control Plan for Key Executives, amended as of December 31, 2009.+

10.17	Kraft Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 30, 2008).+

10.18	Kraft Executive Deferred Compensation Plan Adoption Agreement, amended as of November 3, 2008 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2009).+

10.19	Offer of Employment Letter, between the Registrant and Irene B. Rosenfeld, dated June 26, 2006 (incorporated by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).+

10.20	Amendment to Offer of Employment Letter, between the Registrant and Irene B. Rosenfeld, amended as of December 31, 2008 (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2009).+

10.21	Offer of Employment Letter, between the Registrant and Timothy R. McLevish, dated August 22, 2007 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).+

10.22	Amendment to Offer of Employment Letter, between the Registrant and Timothy R. McLevish, amended as of December 31, 2008 (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2009).+

10.23	Offer of Employment Letter, between the Registrant and Sanjay Khosla, dated December 1, 2006 (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2009).+

10.24	Amendment to Offer of Employment Letter, between the Registrant and Sanjay Khosla, amended as of December 31, 2008 (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2009).+

10.25	Offer of Employment Letter, between the Registrant and Michael Osanloo, dated March 10, 2008 (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2009).+

10.26	Amendment to Offer of Employment Letter, between the Registrant and Michael Osanloo, amended as of December 31, 2008 (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2009).+
10.27	Offer of Employment Letter, between the Registrant and Michael A. Clarke, dated as of December 11, 2008 (incorporated by reference to 10.27 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2009).+

10.28	Form of Indemnification Agreement for Non-Employee Directors (incorporated by reference to 10.28 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2009).+

10.29	Indemnification Agreement between the Registrant and Irene B. Rosenfeld, dated January 27, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 2, 2009).+

10.30	Offer of Employment Letter, between the Registrant and W. Anthony Vernon, dated June 17, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2009).+

10.31	Amendment to Offer of Employment Letter, between the Registrant and W. Anthony Vernon, amended as of November 23, 2009.+

12.1	Computation of Ratios of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following materials from Kraft Foods’ Annual Report on Form 10-K for the fiscal year ended December 31, 2009, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Equity, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements, tagged as blocks of text, and (vi) document and entity information.

*	Pursuant to a request for confidential treatment, portions of this exhibit have been redacted from the publicly filed document and have been furnished separately to the SEC as required by Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRAFT FOODS INC.

By:	/s/ TIMOTHY R. MCLEVISH
(Timothy R. McLevish,
Executive Vice President
and Chief Financial Officer)

Date: February 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ IRENE B. ROSENFELD (Irene B. Rosenfeld)	Director, Chairman and Chief Executive Officer	February 25, 2010

/s/ TIMOTHY R. MCLEVISH (Timothy R. McLevish)	Executive Vice President and Chief Financial Officer	February 25, 2010

/s/ KIM HARRIS JONES (Kim Harris Jones)	Senior Vice President and Corporate Controller	February 25, 2010

/s/ AJAYPAL S. BANGA (Ajaypal S. Banga)	Director	February 25, 2010

/s/ MYRA M. HART (Myra M. Hart)	Director	February 25, 2010

/s/ LOIS D. JULIBER (Lois D. Juliber)	Director	February 25, 2010

/s/ MARK D. KETCHUM (Mark D. Ketchum)	Director	February 25, 2010

/s/ RICHARD A. LERNER, M.D. (Richard A. Lerner, M.D.)	Director	February 25, 2010

/s/ MACKEY J. MCDONALD (Mackey J. McDonald)	Director	February 25, 2010

/s/ JOHN C. POPE (John C. Pope)	Director	February 25, 2010

/s/ FREDRIC G. REYNOLDS (Fredric G. Reynolds)	Director	February 25, 2010

/s/ JEAN-FRANÇOIS M.L. VAN BOXMEER (Jean-François M.L, van Boxmeer)	Director	February 25, 2010

/s/ DEBORAH C. WRIGHT (Deborah C. Wright)	Director	February 25, 2010

/s/ FRANK G. ZARB (Frank G. Zarb)	Director	February 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Kraft Foods Inc.:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 16, 2010 appearing in the 2009 Annual Report on Form 10-K of Kraft Foods Inc. also included an audit of the financial statement schedule listed in Item 15(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois

February 16, 2010

S-1

Kraft Foods Inc. and Subsidiaries

Valuation and Qualifying Accounts

for the years ended December 31, 2009, 2008 and 2007

(in millions)

Col. A	Col. B	Col. C		Col. D	Col. E
	Balance at Beginning of Period	Additions		Deductions	Balance at End of Period
Description		Charged to Costs and Expenses	Charged to Other Accounts
			(a)	(b)

2009:
Allowance for discounts	$28	$35	$4	$59	$8
Allowance for doubtful accounts	128	32	13	35	138
Allowance for deferred taxes	84	19	13	19	97

	$240	$86	$30	$113	$243

2008:
Allowance for discounts	$5	$73	$17	$67	$28
Allowance for doubtful accounts	118	47	(22)	15	128
Allowance for deferred taxes	105	11	(16)	16	84

	$228	$131	$(21)	$98	$240

2007:
Allowance for discounts	$7	$24	$-	$26	$5
Allowance for doubtful accounts	103	26	18	29	118
Allowance for deferred taxes	100	52	10	57	105

	$210	$102	$28	$112	$228

Notes:

(a)	Primarily related to divestitures, acquisitions and currency translation.
(b)	Represents charges for which allowances were created.

S-2