Form 10-Q
period 2010-03-31
KRAFT FOODS INC
filed 2010-05-07
CIK 1103982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

At April 30, 2010, there were 1,743,483,521 shares of the registrant’s common stock outstanding.

Kraft Foods Inc.

In this report, “Kraft Foods,” “we,” “us” and “our” refers to Kraft Foods Inc. and subsidiaries, and “Common Stock” refers to Kraft Foods’ Class A common stock.

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Three Months Ended
	March 31,
	2010	2009

Net revenues	$11,318	$8,979
Cost of sales	7,229	5,879

Gross profit	4,089	3,100

Marketing, administration and research costs	2,850	1,919
Amortization of intangibles	33	6

Operating income	1,206	1,175

Interest and other expense, net	624	280

Earnings from continuing operations before income taxes	582	895

Provision for income taxes	333	292

Earnings from continuing operations	249	603

Earnings and gain from discontinued operations, net of income taxes (Note 2)	1,644	59

Net earnings	1,893	662

Noncontrolling interest	10	2

Net earnings attributable to Kraft Foods	$1,883	$660

Per share data:
Basic earnings per share attributable to Kraft Foods:
Continuing operations	$0.15	$0.41
Discontinued operations	1.02	0.04

Net earnings attributable to Kraft Foods	$1.17	$0.45

Diluted earnings per share attributable to Kraft Foods:
Continuing operations	$0.15	$0.41
Discontinued operations	1.01	0.04

Net earnings attributable to Kraft Foods	$1.16	$0.45

Dividends declared	$0.29	$0.29

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions of dollars)

(Unaudited)

	March 31,	December 31,
	2010	2009

ASSETS
Cash and cash equivalents	$3,878	$2,101
Receivables (less allowances of $181 in 2010 and $121 in 2009)	6,575	5,197
Inventories, net	5,097	3,775
Deferred income taxes	839	730
Other current assets	826	651

Total current assets	17,215	12,454

Property, plant and equipment, net	13,896	10,693
Goodwill	37,119	28,764
Intangible assets, net	25,648	13,429
Prepaid pension assets	140	115
Other assets	1,691	1,259

TOTAL ASSETS	$95,709	$66,714

LIABILITIES
Short-term borrowings	$891	$453
Current portion of long-term debt	633	513
Accounts payable	5,422	3,766
Accrued marketing	2,154	2,181
Accrued employment costs	1,223	1,175
Other current liabilities	5,258	3,403

Total current liabilities	15,581	11,491

Long-term debt	29,496	18,024
Deferred income taxes	7,561	4,508
Accrued pension costs	2,565	1,765
Accrued postretirement health care costs	2,878	2,816
Other liabilities	3,134	2,138

TOTAL LIABILITIES	61,215	40,742

Contingencies (Note 13)

EQUITY
Common Stock, no par value (1,990,695,311 shares issued in 2010 and 1,735,000,000 shares issued in 2009)	–	–
Additional paid-in capital	30,915	23,611
Retained earnings	15,971	14,636
Accumulated other comprehensive losses	(4,422)	(3,955)
Treasury stock, at cost	(8,286)	(8,416)

Total Kraft Foods Shareholders’ Equity	34,178	25,876
Noncontrolling interest	316	96

TOTAL EQUITY	34,494	25,972

TOTAL LIABILITIES AND EQUITY	$95,709	$66,714

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(in millions of dollars, except per share data)

(Unaudited)

	Kraft Foods Shareholders’ Equity
				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Retained	Earnings /	Treasury	Noncontrolling	Total
	Stock	Capital	Earnings	(Losses)	Stock	Interest	Equity

Balances at January 1, 2009	$–	$23,563	$13,440	$(5,994)	$(8,714)	$61	$22,356
Comprehensive earnings:
Net earnings	–	–	3,021	–	–	7	3,028
Other comprehensive earnings, net of income taxes	–	–	–	2,039	–	34	2,073

Total comprehensive earnings *						41	5,101

Exercise of stock options and issuance of other stock awards	–	49	(110)	–	298	–	237
Cash dividends declared ($1.16 per share)	–	–	(1,715)	–	–	–	(1,715)
Dividends paid on noncontrolling interest and other activities	–	(1)	–	–	–	(6)	(7)

Balances at December 31, 2009	$–	$23,611	$14,636	$(3,955)	$(8,416)	$96	$25,972
Comprehensive earnings / (losses):
Net earnings	–	–	1,883	–	–	10	1,893
Other comprehensive losses, net of income taxes	–	–	–	(467)	–	(19)	(486)

Total comprehensive earnings / (losses) **						(9)	1,407

Exercise of stock options and issuance of other stock awards	–	(14)	(43)	–	130	–	73
Cash dividends declared ($0.29 per share)	–	–	(505)	–	–	–	(505)
Noncontrolling interest recorded upon Cadbury acquisition	–	–	–	–	–	5,420	5,420
Acquisition of noncontrolling interest	–	38	–	–	–	(5,191)	(5,153)
Issuance of Common Stock	–	7,280	–	–	–	–	7,280

Balances at March 31, 2010	$–	$30,915	$15,971	$(4,422)	$(8,286)	$316	$34,494

*	For the quarter ended March 31, 2009, total comprehensive earnings were $510 million, and comprehensive earnings attributable to Kraft Foods were $508 million.
**	For the quarter ended March 31, 2010, comprehensive earnings attributable to Kraft Foods were $1,416 million.

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions of dollars)

(Unaudited)

	For the Three Months Ended
	March 31,
	2010	2009

CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES
Net earnings	$1,893	$662
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	313	215
Stock-based compensation expense	40	40
Deferred income tax provision	116	7
Gain on discontinued operations (Note 2)	(1,596)	–
Other non-cash (income) / expense, net	(166)	104
Change in assets and liabilities, excluding the effects of acquisitions and divestitures:
Receivables, net	(176)	251
Inventories, net	(163)	(232)
Accounts payable	24	(174)
Other current assets	168	49
Other current liabilities	(498)	(530)
Change in pension and postretirement assets and liabilities, net	40	31

Net cash (used in) / provided by operating activities	(5)	423

CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES
Capital expenditures	(241)	(207)
Acquisitions, net of cash received	(9,591)	–
Proceeds from divestitures, net of disbursements	3,700	–
Other	2	33

Net cash used in investing activities	(6,130)	(174)

CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES
Net (repayment) / issuance of short-term borrowings	(708)	145
Long-term debt proceeds	9,432	–
Long-term debt repaid	(6)	(9)
Dividends paid	(653)	(426)
Other	(72)	(4)

Net cash provided by / (used in) financing activities	7,993	(294)

Effect of exchange rate changes on cash and cash equivalents	(81)	(15)

Cash and cash equivalents:
Increase / (decrease)	1,777	(60)
Balance at beginning of period	2,101	1,244

Balance at end of period	$3,878	$1,184

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.  Summary of Significant Accounting Policies:

Basis of Presentation:

Our interim condensed consolidated financial statements are unaudited. We prepared the condensed consolidated financial statements following SEC rules for interim reporting. As permitted under those rules, we have condensed or omitted a number of footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). It is management’s opinion that these financial statements include all normal and recurring adjustments necessary for a fair presentation of our financial position and operating results. Net revenues and net earnings for any interim period are not necessarily indicative of future or annual results.

You should read these statements in conjunction with our consolidated financial statements and related notes in our Form 10-K for the year ended December 31, 2009.

Principles of Consolidation:

Our domestic operating subsidiaries report results as of the last Saturday of the quarter, and our international operating subsidiaries generally report results two weeks prior to the last Saturday of the quarter. The results of operations of the newly acquired Cadbury plc (“Cadbury”) are reported on the last day of the calendar month.

Highly Inflationary Accounting:

In the fourth quarter of 2009, the Venezuelan economy was classified as highly inflationary under U.S. GAAP. Effective January 1, 2010, we are accounting for our Venezuelan subsidiaries under highly inflationary accounting rules, which principally means all transactions are recorded in U.S. dollars. Venezuela has three exchange rates: the official rate, the consumer staples rate and the secondary (or parallel) rate. We have historically used both the official rate and the secondary rate to translate our Venezuelan operations, based on the nature of the operations of each individual subsidiary. Additionally, we previously carried cash that we had exchanged into U.S. dollars using the secondary market at that rate. Upon the change to highly inflationary accounting, we were then required to translate those U.S. dollars on hand using the official rate, which resulted in a charge of $34 million in the first quarter of 2010.

On January 8, 2010, the Venezuelan government devalued its currency. Accordingly, we were required to revalue our net assets in Venezuela, and we recorded an insignificant loss in the first quarter of 2010.

New Accounting Pronouncements:

In June 2009, new guidance was issued on the consolidation of variable interest entities. We adopted the guidance effective January 1, 2010. This guidance increases the likelihood of an enterprise being classified as a variable interest entity. The adoption of this guidance did not have a material impact on our financial statements.

Note 2.  Acquisitions and Divestitures:

Cadbury Acquisition:

On January 19, 2010, we announced the terms of our final offer for each outstanding ordinary share of Cadbury, including each ordinary share represented by an American Depositary Share (“Cadbury ADS”), and the Cadbury Board of Directors recommended that Cadbury shareholders accept the terms of the final offer. On February 2, 2010, all of the conditions to the offer were satisfied or validly waived, the initial offer period expired and a subsequent offer period immediately began. At that point, we had received acceptances of 71.73% of the outstanding Cadbury ordinary shares, including those represented by Cadbury ADSs (“Cadbury Shares”). The combination of Kraft Foods and Cadbury will create a global powerhouse in snacks, confectionery and quick meals with a rich portfolio of iconic brands.

Under the terms of our final offer and the subsequent offer, we agreed to pay Cadbury shareholders 500 pence in cash and 0.1874 shares of Kraft Foods Common Stock per Cadbury ordinary share validly tendered and 2,000 pence in cash and 0.7496 shares of Kraft Foods Common Stock per Cadbury ADS validly tendered. This valued Cadbury at $18.5 billion, or approximately £11.6 billion (based on the average price of $28.36 for a share of Kraft Foods Common Stock on February 2, 2010 and an exchange rate of $1.595 per £1.00).

The subsequent offer period closed on April 16, 2010, at which time we owned 99.95% of the outstanding Cadbury Shares. As we have received acceptances of over 90% of Cadbury Shares, we are in the process of acquiring the remaining Cadbury Shares that were not tendered during the offer period through a compulsory acquisition procedure under the United Kingdom Companies Act of 2006, as amended.

The EU Commission requires, as a condition of the offer, that we divest the Cadbury confectionary operations in Poland and Romania. We are in the process of divesting these operations.

As part of our Cadbury acquisition, we expensed and incurred $203 million in transaction related fees in the first quarter of 2010. We recorded these expenses within marketing, administration and research costs. We also incurred $96 million in acquisition financing fees in the first quarter of 2010. We recorded these expenses within interest and other expense, net.

Cadbury contributed net revenues of $1,693 million and net earnings of $60 million from February 2, 2010 through March 31, 2010. The following unaudited pro forma summary presents Kraft Foods’ consolidated information as if Cadbury had been acquired on January 1, 2009. These amounts were calculated after conversion to U.S. GAAP, applying our accounting policies, and adjusting Cadbury’s results to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment, and intangible assets had been applied from January 1, 2009, together with the consequential tax effects. These adjustments also reflect the additional interest expense incurred on the debt to finance the purchase.

	Pro forma for the Three
	Months Ended March 31,
	2010	2009
	(in millions; unaudited)

Net revenues	$11,999	$10,987
Net earnings attributable to Kraft Foods	1,610	587

On February 2, 2010, we acquired 71.73% of Cadbury’s Shares for $13.1 billion and the value attributed to noncontrolling interests was $5.4 billion. From February 2, 2010 through March 31, 2010, we acquired an additional 27.03% of Cadbury’s Shares for $5.2 billion. We had a $38 million gain on noncontrolling interest acquired and recorded it within additional paid in capital.

Our February 2, 2010 Cadbury acquisition was valued at $18,546 million, or $17,485 million net of cash and cash equivalents. As part of that acquisition, we acquired the following assets and assumed the following liabilities (in millions):

Receivables (1)	$ 1,387
Inventories	1,317
Other current assets	491
Property, plant and equipment	3,700
Goodwill (2)	9,151
Intangible assets (3)	12,637
Other assets	424
Short-term borrowings	(1,206)
Accounts payable	(1,620)
Other current liabilities	(1,523)
Long-term debt	(2,309)
Deferred income taxes	(3,098)
Accrued pension costs	(838)
Other liabilities	(1,028)

(1) The gross amount due under the receivables we acquired is $1,457 million, of which $70 million is expected to be uncollectable.

(2) Goodwill will not be deductible for statutory tax purposes and is attributable to Cadbury’s workforce and the significant synergies we expect from the acquisition.

(3) $10.1 billion of the intangible assets acquired are expected to be indefinite lived.

The above amounts represent the preliminary allocation of purchase price and are subject to revision when appraisals are finalized, which will occur during 2010.

Pizza Divestiture:

On March 1, 2010, we completed the sale of the assets of our North American frozen pizza business (“Frozen Pizza”) to Nestlé USA, Inc. (“Nestlé”) for $3.7 billion. Our Frozen Pizza business was a component of our U.S. Convenient Meals and Canada & North America Foodservice segments. The sale included the DiGiorno, Tombstone and Jack’s brands in the U.S., the Delissio brand in Canada and the California Pizza Kitchen trademark license. It also included two Wisconsin manufacturing facilities (Medford and Little Chute) and the leases for the pizza depots and delivery trucks. Approximately 3,600 of our employees transferred with the business to Nestlé. Accordingly, the results of our Frozen Pizza business have been reflected as discontinued operations on the condensed consolidated statement of earnings, and prior period results have been revised in a consistent manner.

Pursuant to the Frozen Pizza business Transition Services Agreement, we agreed to provide certain sales, co-manufacturing, distribution, information technology, accounting and finance services to Nestlé for up to two years. We can agree with Nestlé to extend the term of the agreement.

Summary results of operations for the Frozen Pizza business through March 1, 2010 were:

	For the Periods Ended
	March 1,	March 31,
	2010	2009
	(in millions)

Net revenues	$335	$417

Earnings before income taxes	73	93
Provision for income taxes	(25)	(34)
Gain on discontinued operations, net of income taxes	1,596	–

Earnings and gain from discontinued operations, net of income taxes	$1,644	$59

Earnings before income taxes as presented exclude associated allocated overheads of $25 million in the first quarter of 2010 and $27 million in the first quarter of 2009.

The gain on discontinued operations in the first quarter of 2010 from the sale of the Frozen Pizza business included tax expense of $1.2 billion.

The following assets of the Frozen Pizza business were included in the Frozen Pizza divestiture (in millions):

Inventories, net	$102
Property, plant and equipment, net	317
Goodwill	475

Distributed assets of the Frozen Pizza business	$894

Note 3. Inventories:
Inventories at March 31, 2010 and December 31, 2009 were:

	March 31,	December 31,
	2010	2009
	(in millions)

Raw materials	$1,894	$1,410
Finished product	3,203	2,365

Inventories, net	$5,097	$3,775

Note 4. Property, Plant and Equipment:
Property, plant and equipment at March 31, 2010 and December 31, 2009 were:

	March 31,	December 31,
	2010	2009
	(in millions)

Land and land improvements	$769	$492
Buildings and building equipment	4,736	4,231
Machinery and equipment	16,187	13,872
Construction in progress	1,236	828

	22,928	19,423
Accumulated depreciation	(9,032)	(8,730)

Property, plant and equipment, net	$13,896	$10,693

Note 5.  Goodwill and Intangible Assets:

Goodwill by reportable segment at March 31, 2010 and December 31, 2009 was:

	March 31,	December 31,
	2010	2009
	(in millions)

Kraft Foods North America:
U.S. Beverages	$1,290	$1,290
U.S. Cheese	3,000	3,000
U.S. Convenient Meals	985	1,460
U.S. Grocery	3,046	3,046
U.S. Snacks	8,845	6,948
Canada & N.A. Foodservice	3,352	2,340
Kraft Foods Europe	8,985	6,756
Kraft Foods Developing Markets	7,616	3,924

Total goodwill	$37,119	$28,764

Intangible assets at March 31, 2010 and December 31, 2009 were:

	March 31,	December 31,
	2010	2009
	(in millions)

Non-amortizable intangible assets	$22,966	$13,262
Amortizable intangible assets	2,825	278

	25,791	13,540
Accumulated amortization	(143)	(111)

Intangible assets, net	$25,648	$13,429

Non-amortizable intangible assets consist substantially of brand names purchased through our acquisitions of Nabisco Holdings Corp., the Spanish and Portuguese operations of United Biscuits, the global LU biscuit business of Groupe Danone S.A. and Cadbury. Amortizable intangible assets consist primarily of trademark licenses, customer-related intangibles and non-compete agreements. At March 31, 2010, the weighted-average life of our amortizable intangible assets was 17.0 years.

The movements in goodwill and intangible assets were:

	Goodwill	Intangible Assets, at Cost

	(in millions)

Balance at January 1, 2010	$28,764	$13,540
Changes due to:
Foreign currency	(321)	(386)
Acquisitions	9,151	12,637
Divestitures	(475)	–

Balance at March 31, 2010	$37,119	$25,791

Changes to goodwill and intangible assets during the first quarter of 2010 were:

•

Acquisitions – We increased goodwill by $9,151 million and intangible assets by $12,637 million related to preliminary allocations of purchase price for our Cadbury acquisition. The allocations are based upon preliminary estimates and assumptions and are subject to revision when appraisals are finalized, which will occur during 2010. We assigned $1,897 million of the acquired goodwill to our U.S. Snacks segment, $945 million to our Canada & N.A. Foodservice segment, $2,576 million to our Kraft Foods Europe segment and $3,733 million to our Kraft Foods Developing Markets segment.

•	Divestitures – We reduced goodwill by $475 million due to our Frozen Pizza business divestiture.

Amortization expense was $33 million for the first quarter of 2010. We currently estimate amortization expense for each of the next five years to be approximately $180 million or less, including the estimated impact of our Cadbury acquisition. Our estimated amortization for each of the next five years is subject to revision when appraisals are finalized for our Cadbury acquisition.

Note 6.  Restructuring Costs:

Integration Charges:

We believe our combination with Cadbury has the potential for meaningful revenue synergies over time from investments in distribution, marketing and product development. We expect to incur total integration charges of approximately $1.3 billion in the first three years following the acquisition to combine and integrate the two businesses. Integration costs include the costs associated with combining the operations of Kraft Foods and Cadbury and are separate from those costs related to the acquisition. In the first quarter of 2010, we incurred $43 million of the $1.3 billion in expected charges, which were primarily recorded within general corporate expenses.

Cost Savings Initiatives:

Cost savings initiatives generally include exit, disposal and other project savings costs. In the first quarter of 2010, we incurred $24 million in charges associated with our cost savings initiatives. We recorded these charges in operations, primarily within the segment operating income of Kraft Foods Europe and Canada & N.A. Foodservice. These charges primarily included other project savings costs associated with the Kraft Foods Europe Reorganization. Even though other project savings costs were directly attributable to exit and disposal costs, they did not qualify for special accounting treatment as exit or disposal activities.

Cadbury VIA Program:

In 2007, Cadbury initiated a Vision into Action (“VIA”) restructuring program that was planned to run through 2011. We are evaluating the previous expectation of the remaining $250 million in pre-tax charges associated with the VIA restructuring program. We may modify the program in future quarters as we evaluate it in conjunction with the overall integration program. In the first quarter of 2010, we incurred $15 million in charges related to the program. We recorded these charges in operations, primarily within the segment operating income of Kraft Foods Europe and Kraft Foods Developing Markets. At March 31, 2010, we had an accrual of $158 million related to the program.

Liability activity for the VIA program in the first quarter of 2010 was (in millions):

Liability assumed upon acquisition	$190
Charges	15
Cash spent	(39)
Write-offs	(1)
Currency	(7)

Liability balance, March 31, 2010	$158

2004 – 2008 Restructuring Program:

In 2008, we completed our five-year restructuring program (the “Restructuring Program”). The Restructuring Program’s objectives were to leverage our global scale, realign and lower our cost structure, and optimize capacity. As part of the Restructuring Program, we:

•	incurred $3.0 billion in pre-tax charges reflecting asset disposals, severance and implementation costs;
•	announced the closure of 35 facilities and the elimination of approximately 18,600 positions; and
•	will use cash to pay for $2.0 billion of the $3.0 billion in charges.

Since the inception of the Restructuring Program, we have paid cash for $1.7 billion of the $2.0 billion in expected cash payments, including $22 million paid in the first quarter of 2010. At March 31, 2010, we had an accrual of $236 million related to the program.

Restructuring liability activity for the three months ended March 31, 2010 was:

	Severance	Other	Total
		(in millions)

Liability balance, January 1, 2010	$245	$25	$270
Cash spent	(21)	(1)	(22)
Currency	(12)	–	(12)

Liability balance, March 31, 2010	$212	$24	$236

Our 2010 activity was related to cash outflows on prior year Restructuring Program charges. Our prior year severance charges included the cost of benefits received by terminated employees. Other prior year costs related primarily to the renegotiation of supplier contract costs, workforce reductions associated with facility closings and the termination of leasing agreements.

Note 7.  Debt:

Short-Term Borrowings:

At March 31, 2010 and December 31, 2009, our short-term borrowings and related weighted-average interest rates consisted of:

	March 31, 2010		December 31, 2009
	Amount	Weighted-	Amount	Weighted-
	Outstanding	Average Rate	Outstanding	Average Rate
	(in millions)		(in millions)

Commercial paper	$604	0.5%	$262	0.5%
Bank loans	287	6.0%	191	10.5%

Total short-term borrowings	$891		$453

The fair values of our short-term borrowings at March 31, 2010 and December 31, 2009, based upon current market interest rates, approximate the amounts disclosed above.

Borrowing Arrangements:

We maintain a revolving credit facility that we have historically used for general corporate purposes, including for working capital purposes, and to support our commercial paper issuances. Our $4.5 billion three-year senior unsecured revolving credit facility expires in November 2012. No amounts have been drawn on the facility.

The revolving credit facility agreement includes a covenant that we maintain a minimum total shareholders’ equity, excluding accumulated other comprehensive earnings / (losses), of at least $28.5 billion. This covenant increased by $5.5 billion due to our Cadbury acquisition. It will continue to increase by 75% of any increase in our total shareholders’ equity if we refinance certain indebtedness. At March 31, 2010, our total shareholders’ equity, excluding accumulated other comprehensive earnings / (losses), was $38.6 billion. We expect to continue to meet this covenant. The revolving credit facility agreement also contains customary representations, covenants and events of default. However, there are no other financial covenants, credit rating triggers or provisions that could require us to post collateral as security.

Cadbury maintains a three-year, £450 million senior unsecured revolving credit facility that expires in June 2012. No amounts have been drawn on the facility, and we currently maintain it for general corporate purposes. This revolving credit agreement includes a covenant that our subsidiary, Cadbury plc Group, maintain a minimum EBITDA to adjusted net interest ratio of 3.5 to 1 and a maximum net debt to adjusted EBITDA ratio of 3.6 to 1. At March 31, 2010, we were in compliance with and expect to continue to meet these covenants.

In addition to the above, some of our international subsidiaries maintain primarily uncommitted credit lines to meet short-term working capital needs. Collectively, these credit lines amounted to $2.2 billion at March 31, 2010. Borrowings on these lines amounted to $287 million at March 31, 2010 and $191 million at December 31, 2009.

As part of our Cadbury acquisition, on November 9, 2009, we entered into an agreement for a 364-day senior unsecured bridge facility (the “Cadbury Bridge Facility”). During the first quarter of 2010, we borrowed £807 million under the Cadbury Bridge Facility, and later repaid it ($1,205 million at the time of repayment) with proceeds from the divestiture of our Frozen Pizza business. Upon repayment, the Cadbury Bridge Facility was terminated.

Long-Term Debt:

On February 8, 2010, we issued $9.5 billion of senior unsecured notes at a weighted-average effective rate of 5.364% and used the net proceeds ($9,379 million) to finance the Cadbury acquisition and for general corporate purposes. The general terms of the $9.5 billion notes are:

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

In addition, these notes include covenants that restrict our ability to incur debt secured by liens above a certain threshold. We also must offer to purchase these notes at a price equal to 101% of the aggregate principal amount, plus accrued and unpaid interest to the date of repurchase, if both of the following occur:

(i)	a “change of control” triggering event, and
(ii)	a downgrade of these notes below an investment grade rating by each of Moody’s Investors Service, Inc., Standard & Poor’s Ratings Services and Fitch, Inc. within a specified period.

The fair value of the long-term debt we acquired as part of our Cadbury acquisition was $2,432 million at February 2, 2010. The acquired debt has the following terms:

•	£77 million (approximately $117 million) total principal notes due December 1, 2010 at a fixed, annual interest rate of 4.875%.
•	C$150 million (approximately $147 million) Canadian bank loan agreement expiring August 30, 2012 at a variable interest rate. The interest rate at March 31, 2010 was 0.795%.
•	$1.00 billion total principal notes due October 1, 2013 at a fixed, annual interest rate of 5.125%.
•	£300 million (approximately $456 million) total principal notes due December 11, 2014 at a fixed, annual interest rate of 5.375%.
•	£350 million (approximately $532 million) total principal notes due July 18, 2018 at a fixed, annual interest rate of 7.250%.

We expect to continue to comply with our long-term debt covenants.

At March 31, 2010 and December 31, 2009, our long-term debt consisted of (interest rates were as of March 31, 2010):

		March 31,	December 31,
		2010	2009
		(in millions)

Notes, 0.90% to 7.55% (average effective rate 5.81%), due through 2040		$24,877	$14,395
Euro notes, 5.75% to 6.25% (average effective rate 5.98%), due through 2015		3,842	4,072
Sterling notes, 4.88% to 7.25% (average effective rate 4.42%), due through 2018		1,191	–
Other foreign currency obligations		152	5
Capital leases and other		67	65

Total		30,129	18,537
Less current portion of long-term debt		(633)	(513)

Long-term debt		$29,496	$18,024

Aggregate maturities of our long-term debt for the years ended March 31 were (in millions):
2011		$633
2012		4,712
2013		2,407
2014		3,306
2015		1,610
Thereafter		17,453

Fair Value:

The aggregate fair value of total debt, based on quoted prices in active markets for identical liabilities, at March 31, 2010, was $32,762 million as compared with the carrying value of $31,020 million. The aggregate fair value of our total debt, based on quoted prices in active markets for identical liabilities, at December 31, 2009, was $20,222 million as compared with the carrying value of $18,990 million.

Interest and Other Expense:

Interest and other expense was:

	For the Three Months Ended
	March 31,
	2010	2009
	(in millions)

Interest and other expense, net:
Interest expense, external debt	$378	$305
Acquisition-related financing fees	247	–
Other income, net	(1)	(25)

Total interest and other expense, net	$624	$280

Acquisition-related financing fees include hedging and foreign currency impacts associated with the Cadbury acquisition and other fees associated with the Cadbury Bridge Facility.

Note 8.  Capital Stock:

Our articles of incorporation authorize 3.0 billion shares of Class A common stock, 2.0 billion shares of Class B common stock and 500 million shares of preferred stock. There were no Class B common shares or preferred shares issued and outstanding at March 31, 2010. Shares of Class A common stock issued, repurchased and outstanding were:

		Shares	Shares
	Shares Issued	Repurchased	Outstanding

Balance at January 1, 2010	1,735,000,000	(257,115,097)	1,477,884,903
Shares issued	255,695,311	–	255,695,311
Exercise of stock options and issuance of other stock awards	–	3,796,755	3,796,755

Balance at March 31, 2010	1,990,695,311	(253,318,342)	1,737,376,969

In the first quarter of 2010, we issued 256 million additional shares of our Common Stock as part of the Cadbury acquisition. The issued stock had a total fair value of $7,280 million based on the average of the high and low market prices on the dates of issuance.

Note 9. Accumulated Other Comprehensive Earnings / (Losses):

The components of accumulated other comprehensive earnings / (losses) were:

	Currency		Derivatives
	Translation	Pension and	Accounted for
	Adjustments	Other Benefits	as Hedges	Total
	(in millions)

Balances at December 31, 2009	$(506)	$(3,550)	$101	$(3,955)
Other comprehensive earnings / (losses), net of income taxes:
Currency translation adjustments	(447)	7	–	(440)
Amortization of experience losses and prior service costs	–	45	–	45
Settlement losses	–	44	–	44
Net actuarial loss arising during period	–	(83)	–	(83)
Change in fair value of cash flow hedges	–	–	(33)	(33)

Total other comprehensive losses				(467)

Balances at March 31, 2010	$(953)	$(3,537)	$68	$(4,422)

Note 10.  Stock Plans:

Restricted and Deferred Stock:

In January 2010, we granted 1.6 million shares of stock in connection with our long-term incentive plan, and the market value per share was $27.33 on the date of grant. In February 2010, as part of our annual equity program, we issued 2.5 million shares of restricted and deferred stock to eligible employees, and the market value per restricted or deferred share was $29.15 on the date of grant. During the first quarter of 2010, we issued an additional 0.6 million shares of restricted and deferred stock, and the weighted-average market value per restricted or deferred share was $29.22 on the date of grant. In aggregate, we issued 4.7 million restricted and deferred shares during the first quarter of 2010, including those issued as part of our long-term incentive plan.

During the first quarter of 2010, 3.8 million shares of restricted and deferred stock vested at a market value of $110 million.

Stock Options:

In February 2010, as part of our annual equity program, we granted 15.0 million stock options to eligible employees at an exercise price of $29.15. During the first quarter of 2010, we granted an additional 0.7 million stock options at a weighted-average exercise price of $29.54. In aggregate, we granted 15.7 million stock options in the first quarter of 2010.

There were 2.3 million stock options exercised during the first quarter of 2010 with a total intrinsic value of $34 million.

Note 11.  Benefit Plans:

Pension Plans

Components of Net Periodic Pension Cost:

Net periodic pension cost consisted of the following for the three months ended March 31, 2010:

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended		For the Three Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(in millions)

Service cost	$37	$39	$36	$15
Interest cost	92	92	86	51
Expected return on plan assets	(121)	(121)	(97)	(57)
Amortization:
Net loss from experience differences	43	39	18	5
Prior service cost	1	2	2	1
Other expenses	47	26	–	–

Net periodic pension cost	$99	$77	$45	$15

A significant portion of the 2010 increase in non-U.S. net periodic pension cost related to the Cadbury acquisition. Other expenses above included settlement losses under our U.S. plans from lump-sum payments made to retired employees of $42 million in the first quarter of 2010 and $26 million in the first quarter of 2009, and a $5 million curtailment charge in the first quarter of 2010 related to the divestiture of our Frozen Pizza business.

Employer Contributions:

We make contributions to our U.S. and non-U.S. pension plans, primarily to the extent that they are tax deductible and do not generate an excise tax liability. During the first quarter of 2010, we contributed $11 million to our U.S. plans and $80 million to our non-U.S. plans. Based on current tax law, we plan to make further contributions of approximately $40 million to our U.S. plans and approximately $200 million to our non-U.S. plans during the remainder of 2010. However, our actual contributions may differ due to many factors, including changes in tax and other benefit laws, or significant differences between expected and actual pension asset performance or interest rates.

Postretirement Benefit Plans

Net postretirement health care costs consisted of the following for the three months ended March 31, 2010 and 2009:

	For the Three Months Ended
	March 31,
	2010	2009
	(in millions)

Service cost	$10	$9
Interest cost	42	44
Amortization:
Net loss from experience differences	13	11
Prior service credit	(8)	(8)

Net postretirement health care costs	$57	$56

Postemployment Benefit Plans Net postemployment costs consisted of the following for the three months ended March 31, 2010 and 2009:
	For the Three Months Ended
	March 31,
	2010	2009
	(in millions)

Service cost	$3	$2
Interest cost	2	3
Amortization of net gains	–	(1)

Net postemployment costs	$5	$4

Note 12.  Financial Instruments:

Fair Value of Derivative Instruments:

The fair values of derivative instruments recorded in the condensed consolidated balance sheet as of March 31, 2010 and December 31, 2009 were:

	March 31, 2010		December 31, 2009
	Asset	Liability	Asset	Liability
	Derivatives	Derivatives	Derivatives	Derivatives
	(in millions)

Derivatives designated as hedging instruments:
Foreign exchange contracts	$10	$137	$ 8	$ 158
Commodity contracts	15	38	25	14
Interest rate contracts	139	–	153	–

	$164	$175	$ 186	$ 172

Derivatives not designated as hedging instruments:
Foreign exchange contracts	$124	$149	$ 2	$ –
Commodity contracts	97	88	71	62
Interest rate contracts	88	16	–	–

	$309	$253	$ 73	$ 62

Total fair value	$473	$428	$ 259	$ 234

The majority of the increase in derivatives not designated as hedging instruments was a result of the Cadbury acquisition as we did not re-designate them for hedge accounting. We include the fair value of our asset derivatives within other current assets and the fair value of our liability derivatives within other current liabilities.

The fair values (asset / (liability)) of our derivative instruments at March 31, 2010 were determined using:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	Total	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(in millions)

Foreign exchange contracts	$(152)	$–	$(152)	$–
Commodity contracts	(14)	(19)	4	1
Interest rate contracts	211	–	211	–

Total derivatives	$45	$(19)	$63	$1

Cash Flow Hedges:
Cash flow hedges affected accumulated other comprehensive earnings / (losses), net of income taxes, as follows:
	For the Three Months Ended
	March 31,
	2010	2009
	(in millions)

Accumulated gain / (loss) at beginning of period	$101	$(23)
Transfer of realized (gains) / losses in fair value to earnings	(3)	35
Unrealized loss in fair value	(30)	(17)

Accumulated gain / (loss) at March 31	$68	$(5)

The effects of cash flow hedges for the three months ended March 31, 2010 and 2009 were:
	For the Three Months Ended		For the Three Months Ended
	March 31, 2010		March 31, 2009
		(Gain) / Loss		(Gain) / Loss
	Gain / (Loss)	Reclassified	Gain / (Loss)	Reclassified
	Recognized	from AOCI	Recognized	from AOCI
	in OCI	into Earnings	in OCI	into Earnings
	(in millions)

Foreign exchange contracts – intercompany loans	$3	$–	$–	$–
Foreign exchange contracts – forecasted transactions	12	(6)	15	(22)
Commodity contracts	(12)	3	(32)	57
Interest rate contracts	(33)	–	–	–

Total	$(30)	$(3)	$(17)	$35

	For the Three Months Ended March 31, 2010		For the Three Months Ended March 31, 2009
	Gain/(Loss) on Ineffectiveness Recognized in Earnings	Gain / (Loss) on Amount Excluded from Effectiveness Testing Recognized in Earnings	Gain /(Loss) on Ineffectiveness Recognized in Earnings	Gain /(Loss) on Amount Excluded from Effectiveness Testing Recognized in Earnings
	(in millions)

Foreign exchange contracts – intercompany loans	$–	$–	$–	$–
Foreign exchange contracts – forecasted transactions	–	–	–	–
Commodity contracts	(9)	(1)	(2)	–
Interest rate contracts	–	–	–	–

Total	$(9)	$(1)	$(2)	$–

We record (i) the gain or loss reclassified from accumulated other comprehensive earnings / (losses) into earnings, (ii) the gain or loss on ineffectiveness, and (iii) the gain or loss on the amount excluded from effectiveness testing in:

• cost of sales for commodity contracts;

• cost of sales for foreign exchange contracts related to forecasted transactions; and

• interest and other expense, net for interest rate contracts and foreign exchange contracts related to intercompany loans.

We expect to transfer unrealized losses of $9 million (net of taxes) for commodity cash flow hedges, unrealized gains of $13 million (net of taxes) for foreign currency cash flow hedges and unrealized losses of $1 million (net of taxes) for interest rate cash flow hedges to earnings during the next 12 months.

Hedge Coverage:

As of March 31, 2010, we had hedged forecasted transactions for the following durations:

• commodity transactions for periods not exceeding the next 21 months;

• interest rate transactions for periods not exceeding the next 32 years and 10 months; and

• foreign currency transactions for periods not exceeding the next 22 months.

Fair Value Hedges:

The effects of fair value hedges for the three months ended March 31, 2010 were:

	For the Three Months Ended March 31, 2010
	Gain /(Loss) Recognized in Income on Derivatives	Gain / (Loss) Recognized in Income on Borrowings
	(in millions)

Interest rate contracts	$5	$(5)

We include the gain or loss on hedged long-term debt and the offsetting loss or gain on the related interest rate swap in interest and other expense, net. We had no fair value hedges in the first quarter of 2009.

Hedges of Net Investments in Foreign Operations:

The effects of hedges of net investments in foreign operations for the three months ended March 31, 2010 and 2009 were:

		Gain / (Loss) Recognized in OCI		Location of Gain / (Loss) Recorded in AOCI
		For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009
		(in millions)

	Euro notes	$147	$131	Currency Translation Adjustment
Economic Hedges: The effects of economic hedges, derivatives that are not designated as hedging instruments, for the three months ended March 31, 2010 and 2009 were:
		Gain / (Loss) Recognized in Earnings		Location of

		For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009	Gain / (Loss) Recognized in Earnings
		(in millions)

	Foreign exchange contracts:
	Intercompany loans and forecasted interest payments	$7	$(19)	Interest expense
	Forecasted transactions	–	1	Cost of sales
	Forecasted transactions	(17)	–	Interest expense
	Cadbury acquisition-related	(395)	–	Interest expense
	Interest rate contracts	9	–	Interest expense
	Commodity contracts	(24)	26	Cost of sales

	Total	$(420)	$8

The hedging losses related to the Cadbury acquisition were economically offset by foreign exchange movement net gains of $241 million on the British pound cash, Cadbury Bridge Facility and payable balances associated with the acquisition. See our consolidated financial statements for the year ended December 31, 2009 for additional information on our purpose for entering into derivatives not designated as hedging instruments and our overall risk management strategies.

Volume:
As of March 31, 2010 and December 31, 2009, we had the following outstanding hedges:
		Notional Amount
		March 31, 2010	December 31, 2009
		(in millions)

	Foreign exchange contracts:
	Intercompany loans and forecasted interest payments	$4,625	$1,376
	Forecasted transactions	2,577	631
	Cadbury acquisition-related	–	–
	Commodity contracts	2,080	1,832
	Interest rate contracts	4,020	2,350
	Net investment hedge – euro notes	3,850	4,081

Note 13.  Commitments and Contingencies:

Legal Proceedings:

We routinely are involved in legal proceedings, claims and governmental inspections or investigations (“Legal Matters”) arising in the ordinary course of our business. Currently, we do not believe that the ultimate costs to resolve any of the Legal Matters will have a material effect on our financial results.

Third-Party Guarantees:

We have third-party guarantees primarily covering the long-term obligations of our vendors. As part of those transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At March 31, 2010, the carrying amount of our third-party guarantees on our condensed consolidated balance sheet and the maximum potential payment under these guarantees was $29 million. Substantially all of these guarantees expire at various times through 2018.

Leases:

As of March 31, 2010, minimum rental commitments under non-cancelable operating leases in effect at quarter-end were (in millions):

2011	$363
2012	301
2013	238
2014	171
2015	146
Thereafter	335

Note 14.  Income Taxes:

As of January 1, 2010, our unrecognized tax benefits were $829 million. If we had recognized all of these benefits, the net impact on our income tax provision would have been $661 million. Our unrecognized tax benefits were $1,217 million at March 31, 2010, and if we had recognized all of these benefits, the net impact to our income tax provision would have been $1,017 million. We expect that the amount of unrecognized tax benefits will decrease by approximately $50 million during the next 12 months due to the potential resolution of certain foreign, U.S. federal and state examinations. Furthermore, we recorded $319 million of unrecognized tax benefits and $33 million of accrued interest and penalties as part of our preliminary purchase price allocations for Cadbury, which are subject to revision when the purchase price allocations are finalized in 2010. We include accrued interest and penalties related to uncertain tax positions in our tax provision. We had accrued interest and penalties of $210 million as of January 1, 2010 and $248 million as of March 31, 2010.

The changes in our unrecognized tax benefits for the three months ended March 31, 2010 and 2009 were (in millions):

	2010	2009

January 1	$829	$807
Increases from positions taken during prior periods	–	2
Decreases from positions taken during prior periods	(10)	(8)
Increases from positions taken during the current period	99	36
Increases from acquisition adjustments	319	–
Decreases relating to settlements with taxing authorities	(2)	–
Reductions resulting from the lapse of the applicable statute of limitations	(7)	(7)
Currency / other	(11)	(9)

March 31	$1,217	$821

The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities consisted of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
	(in millions)
Deferred income tax assets:
Accrued postretirement and postemployment benefits	$1,356	$1,472
Accrued pension costs	717	456
Other	2,086	1,997

Total deferred income tax assets	4,159	3,925

Valuation allowance	(307)	(97)

Net deferred income tax assets	$3,852	$3,828

Deferred income tax liabilities:
Trade names	$(7,451)	$(4,431)
Property, plant and equipment	(2,141)	(2,029)
Other	(689)	(1,055)

Total deferred income tax liabilities	(10,281)	(7,515)

Net deferred income tax liabilities	$(6,429)	$(3,687)

Note 15. Earnings Per Share:

Basic and diluted EPS were calculated using the following:

	For the Three Months Ended March 31,
	2010	2009
	(in millions, except per share data; 2009 revised)

Earnings from continuing operations	$249	$603
Earnings and gain from discontinued operations, net of income taxes	1,644	59

Net earnings	1,893	662
Noncontrolling interest	10	2

Net earnings attributable to Kraft Foods	$1,883	$660

Weighted-average shares for basic EPS	1,614	1,475
Plus incremental shares from assumed conversions of stock options and long-term incentive plan shares	6	8

Weighted-average shares for diluted EPS	1,620	1,483

Basic earnings per share attributable to Kraft Foods:
Continuing operations	$0.15	$0.41
Discontinued operations	1.02	0.04

Net earnings attributable to Kraft Foods	$1.17	$0.45

Diluted earnings per share attributable to Kraft Foods:
Continuing operations	$0.15	$0.41
Discontinued operations	1.01	0.04

Net earnings attributable to Kraft Foods	$1.16	$0.45

We exclude antidilutive Kraft Foods stock options from our calculation of weighted-average shares for diluted EPS. We excluded 37.9 million antidilutive stock options for the three months March 31, 2010, and we excluded 24.2 million antidilutive stock options for the three months ended March 31, 2009.

Note 16.  Segment Reporting:

We manufacture and market packaged food products, including snacks, beverages, cheese, convenient meals and various packaged grocery products. We manage and report operating results through three geographic units: Kraft Foods North America, Kraft Foods Europe and Kraft Foods Developing Markets. We manage the operations of Kraft Foods North America and Kraft Foods Europe by product category, and we manage the operations of Kraft Foods Developing Markets by location. Our reportable segments are U.S. Beverages, U.S. Cheese, U.S. Convenient Meals, U.S. Grocery, U.S. Snacks, Canada & N.A. Foodservice, Kraft Foods Europe and Kraft Foods Developing Markets. The results from our Cadbury acquisition are reflected within our U.S. Snacks, Canada & N.A. Foodservice, Kraft Foods Europe and Kraft Foods Developing Markets segments.

Management uses segment operating income to evaluate segment performance and allocate resources. We believe it is appropriate to disclose this measure to help investors analyze segment performance and trends. Segment operating income excludes unrealized gains and losses on hedging activities (which are a component of cost of sales), certain components of our U.S. pension plan cost (which is a component of cost of sales and marketing, administration and research costs), general corporate expenses (which are a component of marketing, administration and research costs) and amortization of intangibles for all periods presented. We exclude certain components of our U.S. pension plan cost from segment operating income because we centrally manage pension plan funding decisions and the determination of discount rate, expected rate of return on plan assets and other actuarial assumptions. Therefore, we allocate only the service cost component of our U.S. pension plan expense to segment operating income. We exclude the unrealized gains and losses on hedging activities from segment operating income in order to provide better transparency of our segment operating results. Once realized, we record gains and losses on hedging activities within segment operating results. Furthermore, we centrally manage interest and other expense, net. Accordingly, we do not present these items by segment because they are excluded from the segment profitability measure that management reviews.

Segment data were:

	For the Three Months Ended March 31,
	2010	2009
	(in millions; 2009 revised)
Net revenues:
Kraft Foods North America:
U.S. Beverages	$821	$783
U.S. Cheese	845	894
U.S. Convenient Meals	770	735
U.S. Grocery	816	818
U.S. Snacks	1,392	1,197
Canada & N.A. Foodservice	1,044	872
Kraft Foods Europe	2,709	1,928
Kraft Foods Developing Markets	2,921	1,752

Net revenues	$11,318	$8,979

	For the Three Months Ended
	March 31,
	2010	2009
	(in millions; 2009 revised)
Earnings from continuing operations before income taxes:
Operating income:
Kraft Foods North America:
U.S. Beverages	$172	$162
U.S. Cheese	134	131
U.S. Convenient Meals	84	61
U.S. Grocery	286	262
U.S. Snacks	207	129
Canada & N.A. Foodservice	100	72
Kraft Foods Europe	289	146
Kraft Foods Developing Markets	359	207
Unrealized gains / (losses) on hedging activities	(38)	87
Certain U.S. pension plan costs	(56)	(40)
General corporate expenses	(298)	(36)
Amortization of intangibles	(33)	(6)

Operating income	1,206	1,175
Interest and other expense, net	624	280

Earnings from continuing operations before income taxes	$582	$895

Unrealized Gains / (Losses) on Hedging Activities – We recognized losses on the change in unrealized hedging positions of $38 million for the three months ended March 31, 2010 and gains of $87 million for the three months ended March 31, 2009.

General Corporate Expenses – The 2010 increase in general corporate expenses was primarily due to acquisition-related transaction fees and integration costs.

Restructuring Costs – In the first quarter of 2010, we incurred $43 million in integration charges to combine and integrate Kraft Foods and Cadbury. We recorded these charges primarily within general corporate expenses. We also incurred charges associated with our cost savings initiatives of $24 million in the first quarter of 2010. We recorded these charges in operations, primarily within the segment operating income of Kraft Foods Europe and Canada & N.A. Foodservice. In addition, in the first quarter of 2010, we incurred $15 million in charges related to the Cadbury VIA program. We recorded these charges in operations, primarily within the segment operating income of Kraft Foods Europe and Kraft Foods Developing Markets.

Total assets by segment were:

	March 31, 2010	December 31, 2009
	(in millions)
Total assets:
Kraft Foods North America:
U.S. Beverages	$2,364	$2,382
U.S. Cheese	4,499	4,589
U.S. Convenient Meals	2,186	3,063
U.S. Grocery	5,587	5,565
U.S. Snacks	22,230	16,418
Canada & N.A. Foodservice	6,501	5,051
Kraft Foods Europe	26,739	16,073
Kraft Foods Developing Markets	20,816	11,087
Unallocated assets (1)	4,787	2,486

Total assets	$95,709	$66,714

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

Net revenues by consumer sector, which includes Kraft macaroni and cheese dinners in the Convenient Meals sector and the separation of Canada & N.A. Foodservice, Kraft Foods Europe and Kraft Foods Developing Markets into sector components, were:

	For the Three Months Ended March 31, 2010
	Kraft Foods North America	Kraft Foods Europe	Kraft Foods Developing Markets	Total
	(in millions)

Snacks (1)	$1,366	$559	$604	$2,529
Confectionery	307	1,197	1,381	2,885
Beverages	940	587	571	2,098
Cheese	1,211	242	209	1,662
Grocery	747	74	127	948
Convenient Meals	1,117	50	29	1,196

Total net revenues	$5,688	$2,709	$2,921	$11,318

	For the Three Months Ended March 31, 2009
	Kraft Foods North America	Kraft Foods Europe	Kraft Foods Developing Markets	Total
	(in millions; as revised)

Snacks (1)	$1,334	$520	$538	$2,392
Confectionery	46	540	461	1,047
Beverages	881	525	421	1,827
Cheese	1,207	221	190	1,618
Grocery	752	72	116	940
Convenient Meals	1,079	50	26	1,155

Total net revenues	$5,299	$1,928	$1,752	$8,979

(1)       The Snacks sector formerly included Confectionery brands. With the Cadbury acquisition, the Confectionery brands have been separately broken out. Confectionery primarily includes our chocolate and gum brands.

Note 17.   Subsequent Events:

We evaluated subsequent events and included all accounting and disclosure requirements related to subsequent events in our financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Description of the Company

We manufacture and market packaged food products, including snacks, beverages, cheese, convenient meals and various packaged grocery products. We have operations in more than 80 countries and sell our products in approximately 170 countries.

Executive Summary

This executive summary provides significant highlights of the Discussion and Analysis that follows.

•	Net revenues increased 26.0% to $11.3 billion in the first quarter of 2010 as compared to the same period in the prior year.

•

Diluted EPS attributable to Kraft Foods increased 100.0+% to $1.16 in the first quarter of 2010 as compared to the same period in the prior year. Diluted EPS attributable to Kraft Foods from continuing operations decreased 63.4% in the first quarter of 2010 as compared to the same period in the prior year.

•

On February 2, 2010, we had received acceptances to our offer of 71.73% of the outstanding ordinary shares of Cadbury. The subsequent offer period closed on April 16, 2010, at which time we owned 99.95% of the outstanding Cadbury Shares. We are in the process of acquiring the remaining outstanding Cadbury Shares through a compulsory acquisition procedure. As of March 31, 2010, we had issued 256 million shares of our Common Stock as part of our Cadbury acquisition.

•

On February 8, 2010, we issued $9.5 billion of senior unsecured notes at a weighted-average effective rate of 5.364% and primarily used the net proceeds ($9,379 million) to finance the Cadbury acquisition.

•

On March 1, 2010, we completed the sale of the assets of our North American frozen pizza business to Nestlé USA, Inc. for $3.7 billion. Accordingly, the results of our Frozen Pizza business have been reflected as discontinued operations on the condensed consolidated statement of earnings, and prior period results have been revised in a consistent manner.

Discussion and Analysis

Items Affecting Comparability of Financial Results

Acquisitions and Divestitures

Cadbury Acquisition:

On January 19, 2010, we announced the terms of our final offer for each outstanding ordinary share of Cadbury plc (“Cadbury”), including each ordinary share represented by an American Depositary Share (“Cadbury ADS”), and the Cadbury Board of Directors recommended that Cadbury shareholders accept the terms of the final offer. On February 2, 2010, all of the conditions to the offer were satisfied or validly waived, the initial offer period expired and a subsequent offer period immediately began. At that point, we had received acceptances of 71.73% of the outstanding Cadbury ordinary shares, including those represented by Cadbury ADSs (“Cadbury Shares”). The combination of Kraft Foods and Cadbury will create a global powerhouse in snacks, confectionery and quick meals with a rich portfolio of iconic brands.

Under the terms of our final offer and the subsequent offer, we agreed to pay Cadbury shareholders 500 pence in cash and 0.1874 shares of Kraft Foods Common Stock per Cadbury ordinary share validly tendered and 2,000 pence in cash and 0.7496 shares of Kraft Foods Common Stock per Cadbury ADS validly tendered. This valued Cadbury at $18.5 billion, or approximately £11.6 billion (based on the average price of $28.36 for a share of Kraft Foods Common Stock on February 2, 2010 and an exchange rate of $1.595 per £1.00).

The subsequent offer period closed on April 16, 2010, at which time we owned 99.95% of the outstanding Cadbury Shares. As we have received acceptances of over 90% of Cadbury Shares, we are in the process of acquiring the remaining Cadbury Shares that were not tendered during the offer period through a compulsory acquisition procedure under the United Kingdom Companies Act of 2006, as amended.

The EU Commission requires, as a condition of the offer, that we divest the Cadbury confectionary operations in Poland and Romania. We are in the process of divesting these operations.

As part of our Cadbury acquisition, we expensed and incurred $203 million in transaction related fees in the first quarter of 2010. We recorded these expenses within marketing, administration and research costs. We also incurred $96 million in acquisition financing fees in the first quarter of 2010. We recorded these expenses within interest and other expense, net.

Cadbury contributed net revenues of $1,693 million and net earnings of $60 million from February 2, 2010 through March 31, 2010. The following unaudited pro forma summary presents Kraft Foods’ consolidated information as if Cadbury had been acquired on January 1, 2009. These amounts were calculated after conversion to accounting principles generally accepted in the United States of America (“U.S. GAAP”), applying our accounting policies, and adjusting Cadbury’s results to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment, and intangible assets had been applied from January 1, 2009, together with the consequential tax effects. These adjustments also reflect the additional interest expense incurred on the debt to finance the purchase.

	Pro forma for the Three Months Ended March 31,
	2010	2009
	(in millions; unaudited)

Net revenues	$11,999	$10,987
Net earnings attributable to Kraft Foods	1,610	587

On February 2, 2010, we acquired 71.73% of Cadbury’s Shares for $13.1 billion and the value attributed to noncontrolling interests was $5.4 billion. From February 2, 2010 through March 31, 2010, we acquired an additional 27.03% of Cadbury’s Shares for $5.2 billion. We had a $38 million gain on noncontrolling interest acquired and recorded it within additional paid in capital.

Our February 2, 2010 Cadbury acquisition was valued at $18,546 million, or $17,485 million net of cash and cash equivalents. As part of that acquisition, we acquired the following assets and assumed the following liabilities (in millions):

Receivables (1)	$1,387
Inventories	1,317
Other current assets	491
Property, plant and equipment	3,700
Goodwill (2)	9,151
Intangible assets (3)	12,637
Other assets	424
Short-term borrowings	(1,206)
Accounts payable	(1,620)
Other current liabilities	(1,523)
Long-term debt	(2,309)
Deferred income taxes	(3,098)
Accrued pension costs	(838)
Other liabilities	(1,028)

(1)     The gross amount due under the receivables we acquired is $1,457 million, of which $70 million is expected to be uncollectable.

(2)     Goodwill will not be deductible for statutory tax purposes and is attributable to Cadbury’s workforce and the significant synergies we expect from the acquisition.

(3)     $10.1 billion of the intangible assets acquired are expected to be indefinite lived.

The above amounts represent the preliminary allocation of purchase price and are subject to revision when appraisals are finalized, which will occur during 2010.

Pizza Divestiture:

On March 1, 2010, we completed the sale of the assets of our North American frozen pizza business (“Frozen Pizza”) to Nestlé USA, Inc. (“Nestlé”) for $3.7 billion. Our Frozen Pizza business was a component of our U.S. Convenient Meals and Canada & North America Foodservice segments. The sale included the DiGiorno, Tombstone and Jack’s brands in the U.S., the Delissio brand in Canada and the California Pizza Kitchen trademark license. It also included two Wisconsin manufacturing facilities (Medford and Little Chute) and the leases for the pizza depots and delivery trucks. Approximately 3,600 of our employees transferred with the business to Nestlé. Accordingly, the results of our Frozen Pizza business have been reflected as discontinued operations on the condensed consolidated statement of earnings, and prior period results have been revised in a consistent manner.

Pursuant to the Frozen Pizza business Transition Services Agreement, we agreed to provide certain sales, co-manufacturing, distribution, information technology, accounting and finance services to Nestlé for up to two years. We can agree with Nestlé to extend the term of the agreement.

Summary results of operations for the Frozen Pizza business through March 1, 2010 were:

	For the Periods Ended
	March 1,	March 31,
	2010	2009
	(in millions)

Net revenues	$335	$417

Earnings before income taxes	73	93
Provision for income taxes	(25)	(34)
Gain on discontinued operations, net of income taxes	1,596	–

Earnings and gain from discontinued operations, net of income taxes	$1,644	$59

Earnings before income taxes as presented exclude associated allocated overheads of $25 million in the first quarter of 2010 and $27 million in the first quarter of 2009.

The gain on discontinued operations in the first quarter of 2010 from the sale of the Frozen Pizza business included tax expense of $1.2 billion.

The following assets of the Frozen Pizza business were included in the Frozen Pizza divestiture (in millions):

Inventories, net	$102
Property, plant and equipment, net	317
Goodwill	475

Distributed assets of the Frozen Pizza business	$894

Restructuring Costs

Integration Charges:

We believe our combination with Cadbury has the potential for meaningful revenue synergies over time from investments in distribution, marketing and product development. In addition, we expect to realize annual costs savings of at least $675 million by the end of the third year following completion of the acquisition. We expect to incur total integration charges of approximately $1.3 billion in the first three years following the acquisition to combine and integrate the two businesses. Integration costs include the costs associated with combining the operations of Kraft Foods and Cadbury and are separate from those costs related to the acquisition. In the first quarter of 2010, we incurred $43 million of the $1.3 billion in expected charges, which were primarily recorded within general corporate expenses.

Cost Savings Initiatives:

Cost savings initiatives generally include exit, disposal and other project savings costs. In the first quarter of 2010, we incurred $24 million in charges associated with our cost savings initiatives. We recorded these charges in operations, primarily within the segment operating income of Kraft Foods Europe and Canada & N.A. Foodservice. These charges primarily included other project savings costs associated with the Kraft Foods Europe Reorganization. Even though other project savings costs were directly attributable to exit and disposal costs, they did not qualify for special accounting treatment as exit or disposal activities.

Cadbury VIA Program:

In 2007, Cadbury initiated a Vision into Action (“VIA”) restructuring program that was planned to run through 2011. We are evaluating the previous expectation of the remaining $250 million in pre-tax charges associated with the VIA restructuring program. We may modify the program in future quarters as we evaluate it in conjunction with the overall integration program. In the first quarter of 2010, we incurred $15 million in charges related to the program. We recorded these charges in operations, primarily within the segment operating income of Kraft Foods Europe and Kraft Foods Developing Markets. At March 31, 2010, we had an accrual of $158 million related to the program.

2004 – 2008 Restructuring Program:

In 2008, we completed our five-year restructuring program (the “Restructuring Program”). The Restructuring Program’s objectives were to leverage our global scale, realign and lower our cost structure, and optimize capacity. As part of the Restructuring Program, we:

•	incurred $3.0 billion in pre-tax charges reflecting asset disposals, severance and implementation costs;
•	announced the closure of 35 facilities and the elimination of approximately 18,600 positions;
•	will use cash to pay for $2.0 billion of the $3.0 billion in charges; and
•	anticipate reaching cumulative, annualized savings of $1.4 billion for the total program.

Since the inception of the Restructuring Program, we have paid cash for $1.7 billion of the $2.0 billion in expected cash payments, including $22 million paid in the first quarter of 2010. At March 31, 2010, we had an accrual of $236 million related to the program.

Provision for Income Taxes

Our effective tax rate was 57.2% for the first quarter of 2010 and 32.6% for the first quarter of 2009. Our first quarter 2010 effective tax rate included $72 million of net unfavorable tax rate items, primarily due to the $137 million write-off of deferred tax assets as a result of the U.S. health care legislation enacted in March 2010, partially offset by the tax impacts of the highly inflationary accounting adjustments related to our Venezuelan subsidiaries. Our first quarter 2009 effective tax rate included tax benefits of $25 million, primarily resulting from corrections of federal, state and foreign deferred taxes and the resolution of tax audits and outstanding items in our international operations.

Consolidated Results of Operations

The following discussion compares our consolidated results of operations for the three months ended March 31, 2010 and 2009.

	For the Three Months Ended		$ change	% change
	March 31,
	2010	2009
	(in millions, except per share data; 2009 revised)

Net revenues	$11,318	$8,979	$2,339	26.0%

Operating income	1,206	1,175	31	2.6%

Earnings from continuing operations	249	603	(354)	(58.7%)

Net earnings attributable to Kraft Foods	1,883	660	1,223	100.0+%

Diluted earnings per share from continuing operations attributable to Kraft Foods	0.15	0.41	(0.26)	(63.4%)

Diluted earnings per share attributable to Kraft Foods	1.16	0.45	0.71	100.0+%

Net Revenues – Net revenues increased $2,339 million (26.0%) to $11,318 million in the first quarter of 2010, and organic net revenues increased $291 million (3.3%) to $9,242 million as follows. Please see Non-GAAP Financial Measures section at the end of this item.

Change in net revenues (by percentage point)
Favorable volume/mix		3.1pp
Higher net pricing		0.2pp

Total change in organic net revenues		3.3%
Impact from the Cadbury acquisition		18.9pp
Favorable foreign currency		4.2pp
Impact of divestitures		(0.4)pp

Total change in net revenues		26.0%

Favorable foreign currency increased net revenues by $383 million, due primarily to the strength of the euro, Canadian dollar, Brazilian real, Australian dollar, Russian ruble, British pound and Polish zloty against the U.S. dollar. The Cadbury acquisition added $1,693 million in net revenues. The balance of the increase in net revenues was driven by favorable volume/mix and higher net pricing. The favorable volume/mix impact on revenues was driven primarily by higher volume across all reportable segments except U.S. Grocery and U.S. Cheese. In addition, the impact of divestitures had an unfavorable impact on revenues.

Operating Income – Operating income increased $31 million (2.6%) to $1,206 million in the first quarter of 2010, due to the following:

	Operating
	Income	Change
	(in millions)	(percentage point)

Operating Income for the Three Months Ended March 31, 2009 (as revised)	$1,175
Change in operating income
Lower input costs	159	13.3pp
Favorable volume/mix	143	11.9pp
Higher net pricing	16	1.3pp
Increased operating income from the Cadbury acquisition	213	17.8pp
Acquisition-related costs associated with Cadbury	(259)	(21.6)pp
Integration costs associated with the Cadbury acquisition	(43)	(3.5)pp
Higher marketing, administration and research costs	(148)	(12.4)pp
Change in unrealized gains on hedging activities	(125)	(10.4)pp
Favorable foreign currency	77	6.4pp
Other, net	(2)	(0.2)pp

Total change in operating income	31	2.6%

Operating Income for the Three Months Ended March 31, 2010	$1,206

Our input costs decreased during the quarter, due to lower raw material costs and lower manufacturing costs. The favorable volume/mix was primarily driven by strong contributions from Kraft Foods Europe, Kraft Foods Developing Markets, U.S. Snacks, U.S. Convenient Meals and U.S. Beverages. The Cadbury acquisition, net of integration and acquisition-related costs, decreased operating income by $89 million. Total marketing, administration and research costs, as recorded in the condensed consolidated statement of earnings, increased $931 million from the first quarter of 2009, but excluding the impacts of divestitures, foreign currency and our Cadbury acquisition, including integration and acquisition-related costs, increased $148 million over the first quarter of 2009, primarily due to further investments in our brands. We recognized losses of $38 million on the change in unrealized hedging positions in the first quarter of 2010, versus gains of $87 million in the first quarter of 2009. In addition, favorable foreign currency increased operating income by $77 million, due primarily to the strength of the Brazilian real, euro, Canadian dollar and Australian dollar against the U.S. dollar.

Net Earnings and Earnings per Share Attributable to Kraft Foods – Net earnings attributable to Kraft Foods of $1,883 million increased by $1,223 million (100.0+%) in the first quarter of 2010. Diluted EPS from continuing operations attributable to Kraft Foods were $0.15 in the first quarter of 2010, down 63.4% from $0.41 in the first quarter of 2009. Diluted EPS attributable to Kraft Foods were $1.16 in the first quarter of 2010, up $0.71 from $0.45 in the first quarter of 2009. These changes were due to the following:

	Net Earnings	Diluted EPS
	Attributable to	Attributable to
	Kraft Foods	Kraft Foods
	(in millions, except per share data)
Net Earnings Attributable to Kraft Foods for the Three Months Ended March 31, 2009 (as revised)	$660	$0.45
Net earnings from discontinued operations	59	0.04

Net Earnings from continuing operations for the Three Months Ended March 31, 2009 (as revised)	601	0.41

Increases in operations		0.08
Impact to operations from the Cadbury acquisition		0.07
Change in unrealized gains on hedging activities		(0.05)
Favorable foreign currency		0.03
Higher interest and other expense, net (1)		(0.04)
Changes in taxes (2)		0.03
Higher shares outstanding		(0.04)

Operating EPS(3) for the Three Months Ended March 31, 2010		0.49

Acquisition-related costs		(0.14)
Acquisition-related interest and other expense, net		(0.10)
Integration costs associated with the Cadbury acquisition		(0.02)
U.S. health care legislation impact on deferred taxes		(0.08)
Net Earnings from continuing operations for the Three Months Ended March 31, 2010	239	0.15

2010 gain on the divestiture of our Frozen Pizza business	1,596	0.98
Net earnings from discontinued operations	48	0.03

Net Earnings Attributable to Kraft Foods for the Three Months Ended March 31, 2010	$1,883	$1.16

(1)    Excludes impacts of acquisition-related interest and other expense, net.

(2)    Excludes the impacts of the U.S. health care legislation impact on deferred taxes.

(3)    Please see Non-GAAP Financial Measures section at the end of this item.

Results of Operations by Reportable Segment

We manage and report operating results through three geographic units: Kraft Foods North America, Kraft Foods Europe and Kraft Foods Developing Markets. We manage the operations of Kraft Foods North America and Kraft Foods Europe by product category, and we manage the operations of Kraft Foods Developing Markets by location. Our reportable segments are U.S. Beverages, U.S. Cheese, U.S. Convenient Meals, U.S. Grocery, U.S. Snacks, Canada & N.A. Foodservice, Kraft Foods Europe and Kraft Foods Developing Markets. The results from our Cadbury acquisition are reflected within our U.S. Snacks, Canada & N.A. Foodservice, Kraft Foods Europe and Kraft Foods Developing Markets segments.

The following discussion compares our operating results of each of our reportable segments for the three months ended March 31, 2010 and 2009.
	For the Three Months Ended
	March 31,
	2010	2009
	(in millions; 2009 revised)
Net revenues:
Kraft Foods North America:
U.S. Beverages	$821	$783
U.S. Cheese	845	894
U.S. Convenient Meals	770	735
U.S. Grocery	816	818
U.S. Snacks	1,392	1,197
Canada & N.A. Foodservice	1,044	872
Kraft Foods Europe	2,709	1,928
Kraft Foods Developing Markets	2,921	1,752

Net revenues	$11,318	$8,979

	For the Three Months Ended
	March 31,
	2010	2009
	(in millions; 2009 revised)
Operating income:
Kraft Foods North America:
U.S. Beverages	$172	$162
U.S. Cheese	134	131
U.S. Convenient Meals	84	61
U.S. Grocery	286	262
U.S. Snacks	207	129
Canada & N.A. Foodservice	100	72
Kraft Foods Europe	289	146
Kraft Foods Developing Markets	359	207
Unrealized gains / (losses) on hedging activities	(38)	87
Certain U.S. pension plan costs	(56)	(40)
General corporate expenses	(298)	(36)
Amortization of intangibles	(33)	(6)

Operating income	$1,206	$1,175

As discussed in Note 16, Segment Reporting, management uses segment operating income to evaluate segment performance and allocate resources. We believe it is appropriate to disclose this measure to help investors analyze segment performance and trends. Segment operating income excludes unrealized gains and losses on hedging activities (which are a component of cost of sales), certain components of our U.S. pension plan cost (which is a component of cost of sales and marketing, administration and research costs), general corporate expenses (which are a component of marketing, administration and research costs) and amortization of intangibles for all periods presented. We exclude certain components of our U.S. pension plan cost from segment operating income because we centrally manage pension plan funding decisions and the determination of discount rate, expected rate of return on plan assets and other actuarial assumptions. Therefore, we allocate only the service cost component of our U.S. pension plan expense to segment operating income. We exclude the unrealized gains and losses on hedging activities from segment operating income in order to provide better transparency of our segment operating results. Once realized, we record the gains and losses on hedging activities within segment operating results.

The 2010 increase in general corporate expenses was primarily due to acquisition-related transaction fees and integration costs. In the first quarter of 2010, we incurred $43 million in integration charges to combine and integrate Kraft Foods and Cadbury. We recorded these charges primarily within general corporate expenses. We also incurred charges associated with our cost savings initiatives of $24 million in the first quarter of 2010. We recorded these charges in operations, primarily within the segment operating income of Kraft Foods Europe and Canada & N.A. Foodservice. In addition, in the first quarter of 2010, we incurred $15 million in charges related to the Cadbury VIA program. We recorded these charges in operations, primarily within the segment operating income of Kraft Foods Europe and Kraft Foods Developing Markets.

U.S. Beverages

	For the Three Months Ended
	March 31,
	2010	2009	$ change	% change
	(in millions)

Net revenues	$821	$783	$38	4.9%
Segment operating income	172	162	10	6.2%

Net revenues increased $38 million (4.9%), due to favorable volume/mix (4.1 pp) and higher net pricing (0.8 pp). The favorable volume/mix impact on net revenue was primarily driven by higher shipments in coffee, reflecting volume gains in Maxwell House and Starbucks. Higher net pricing was primarily related to ready-to-drink beverages, partially offset by lower input cost-driven pricing in coffee.

Segment operating income increased $10 million (6.2%), due primarily to favorable volume/mix, higher net pricing and lower raw material costs, partially offset by higher marketing support costs.

U.S. Cheese

	For the Three Months Ended
	March 31,
	2010	2009	$ change	% change
	(in millions)

Net revenues	$845	$894	$(49)	(5.5%	)
Segment operating income	134	131	3	2.3%

Net revenues decreased $49 million (5.5%), due to lower net pricing (3.2 pp) and unfavorable volume/mix (2.3 pp). Lower net pricing was due to increased promotional spending. Unfavorable volume/mix was driven by lower shipments in natural cheese and snacking cheese, partially offset by higher shipments in cream cheese and recipe cheese.

Segment operating income increased $3 million (2.3%), due to lower raw material costs (primarily lower dairy costs) and lower manufacturing costs, partially offset by lower net pricing and higher marketing, administration and research costs (including higher marketing support costs).

U.S. Convenient Meals

	For the Three Months Ended
	March 31,
	2010	2009	$ change	% change
	(in millions; 2009 revised)

Net revenues	$770	$735	$35	4.8%
Segment operating income	84	61	23	37.7%

Net revenues increased $35 million (4.8%), due to favorable volume/mix (4.7 pp) and higher net pricing (0.1 pp). Favorable volume/mix was driven by higher shipments in bacon, hot dogs and Lunchables.

Segment operating income increased $23 million (37.7%), due primarily to favorable volume/mix (higher shipments, net of unfavorable product mix), lower manufacturing costs and lower marketing, administration and research costs.

U.S. Grocery

	For the Three Months Ended
	March 31,
	2010	2009	$ change	% change
	(in millions)

Net revenues	$816	$818	$(2)	(0.2%	)
Segment operating income	286	262	24	9.2%

Net revenues decreased $2 million (0.2%), due to unfavorable volume/mix (1.0 pp), partially offset by higher net pricing (0.8 pp). Unfavorable volume/mix was due primarily to lower shipments in pourable dressings, spoonable dressings and Jell-O ready-to-eat-desserts. Higher net pricing was primarily related to Kraft macaroni and cheese dinners and spoonable dressings, partially offset by increased promotional spending.

Segment operating income increased $24 million (9.2%), due primarily to lower raw material costs, higher net pricing and lower manufacturing costs, partially offset by higher marketing support costs.

U.S. Snacks

	For the Three Months Ended
	March 31,
	2010	2009	$ change	% change
	(in millions)

Net revenues	$1,392	$1,197	$195	16.3%
Segment operating income	207	129	78	60.5%

Net revenues increased $195 million (16.3%), due to our Cadbury acquisition (15.1 pp) and favorable volume/mix (3.3 pp), partially offset by the impact of divestitures (1.2 pp) and lower net pricing (0.9 pp). Biscuits net revenues increased, driven by favorable volume/mix, partially offset by lower net pricing, due primarily to higher promotional spending. Biscuits volume/mix gains were due primarily to higher shipments in Oreo cookies, Ritz crackers, Premium crackers and Triscuit crackers. Snack bars net revenues decreased, primarily due to volume declines in breakfast bars. Snack nuts net revenues increased, as favorable volume/mix (higher shipments and improved product mix) more than offset lower net pricing, including increased promotional spending.

Segment operating income increased $78 million (60.5%), due primarily to our Cadbury acquisition, favorable volume/mix (higher shipments and improved product mix), lower raw material costs and lower manufacturing costs, partially offset by higher marketing support costs.

Canada & N.A. Foodservice

	For the Three Months Ended
	March 31,
	2010	2009	$ change	% change
	(in millions; 2009 revised)

Net revenues	$1,044	$872	$172	19.7%
Segment operating income	100	72	28	38.9%

Net revenues increased $172 million (19.7%), due to the significant impact of favorable foreign currency (11.2 pp), our Cadbury acquisition (7.7 pp), favorable volume/mix (0.5 pp) and higher net pricing (0.3 pp). In Canada, net revenues increased, driven by favorable foreign currency, our Cadbury acquisition, higher net pricing and favorable volume/mix, reflecting volume gains across all retail businesses. In N.A. Foodservice, net revenues decreased, driven by lower input cost-driven pricing and lower volume, due to industry wide declines in restaurant traffic, partially offset by favorable foreign currency.

Segment operating income increased $28 million (38.9%), due primarily to favorable foreign currency, lower manufacturing costs and our Cadbury acquisition, partially offset by unfavorable volume/mix (higher shipments, net of unfavorable mix).

Kraft Foods Europe

	For the Three Months Ended March 31,
	2010	2009	$ change	% change
	(in millions)

Net revenues	$2,709	$1,928	$781	40.5%
Segment operating income	289	146	143	97.9%

Net revenues increased $781 million (40.5%), due to our Cadbury acquisition (30.7 pp), the significant impact of favorable foreign currency (7.8 pp) and favorable volume/mix (4.8 pp), partially offset by lower net pricing (2.3 pp) and the impact of divestitures (0.5 pp). Favorable foreign currency primarily reflected the strength of the euro and British pound versus the U.S. dollar. In addition, volume/mix gains in chocolate, cheese and coffee drove net revenues higher. These favorable revenue drivers were partially offset by lower net pricing, primarily in cheese, coffee and biscuits.

Segment operating income increased $143 million (97.9%), due primarily to our Cadbury acquisition, favorable volume/mix (improved product mix and higher shipments), favorable foreign currency, lower manufacturing costs and lower raw material costs. These favorable variances were partially offset by lower net pricing and higher marketing support costs.

Kraft Foods Europe Reorganization – The reorganization of our European operations to function on a pan-European centralized category management and value chain model was completed in 2009 for our Chocolate, Coffee and Cheese categories. Significant progress has been made related to the integration of our Europe Biscuits business, and we expect the integration to be completed by mid-2010. The European Principal Company (“EPC”) will manage the European categories centrally and make decisions for all aspects of the value chain, except for sales and distribution. The European subsidiaries will execute sales and distribution locally, and the local production companies will act as toll manufacturers on behalf of the EPC. The EPC legal entity has been incorporated as Kraft Foods Europe GmbH in Zurich, Switzerland. As part of the reorganization, we incurred $15 million of other project savings costs during the first quarter of 2010 and $17 million of other project savings costs during the first quarter of 2009. These charges were recorded within marketing, administration and research costs. Management believes the disclosure of other project savings costs provides readers of our financial statements greater transparency to the total costs of our Kraft Foods Europe Reorganization. We expect to incur approximately $25 million in additional charges in 2010 to complete the integration of the Europe Biscuits business.

Kraft Foods Developing Markets

	For the Three Months Ended March 31,
	2010	2009	$ change	% change
	(in millions)

Net revenues	$2,921	$1,752	$1,169	66.7%
Segment operating income	359	207	152	73.4%

Net revenues increased $1,169 million (66.7%), due to our Cadbury acquisition (49.2 pp), the significant impact of favorable foreign currency (7.7 pp), favorable volume/mix (5.9 pp) and higher net pricing (4.8 pp), partially offset by the impact of divestitures (0.9 pp). In Central and Eastern Europe, Middle East and Africa, net revenues increased, driven by favorable foreign currency, higher net pricing across most of the region and favorable volume/mix (higher shipments, net of unfavorable product mix). In Latin America, net revenues increased, driven by higher net pricing across the region, favorable volume/mix (higher shipments, net of unfavorable product mix) and favorable foreign currency, partially offset by the impact of divestitures. In Asia Pacific, net revenues increased, due primarily to favorable volume/mix, which was driven by higher shipments, primarily in Southeast Asia, China and Australia/New Zealand and favorable foreign currency.

Segment operating income increased $152 million (73.4%), due primarily to our Cadbury acquisition, higher net pricing, favorable volume/mix (higher shipments and improved product mix), favorable foreign currency and lower raw material costs. These favorable variances were partially offset by higher marketing, administration and research costs, higher marketing support costs and higher manufacturing costs

Venezuela – In the fourth quarter of 2009, the Venezuelan economy was classified as highly inflationary under U.S. GAAP. Effective January 1, 2010, we are accounting for our Venezuelan subsidiaries under highly inflationary accounting rules, which principally means all transactions are recorded in U.S. dollars. Venezuela has three exchange rates: the official rate, the consumer staples rate and the secondary (or parallel) rate. We have historically used both the official rate and the secondary rate to translate our Venezuelan operations, based on the nature of the operations of each individual subsidiary. Additionally, we previously carried cash that we had exchanged into U.S. dollars using the secondary market at that rate. Upon the change to highly inflationary accounting, we were then required to translate those U.S. dollars on hand using the official rate, which resulted in a charge of $34 million in the first quarter of 2010.

On January 8, 2010, the Venezuelan government devalued its currency. Accordingly, we were required to revalue our net assets in Venezuela, and we recorded an insignificant loss in the first quarter of 2010. We expect our 2010 full year operating results to be negatively impacted by $100 million as a result of the change to highly inflationary accounting and the devaluation of the Venezuelan bolivar.

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

During the first quarter of 2010, our aggregate commodity costs decreased primarily as a result of grain, oil, energy and dairy costs. In the first quarter of 2010, our commodity costs were approximately $80 million lower than the first quarter of 2009. The costs of grain, oil, energy, dairy, cocoa and sugar accounted for the majority of the overall volatility in prices. Overall, we expect commodity prices to continue to be volatile over the remainder of the year.

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

Net Cash Provided by / (Used in) Operating Activities:

During the first quarter of 2010, net cash used in operating activities was $5 million, compared with $423 million provided during the first quarter of 2009. The decrease in operating cash flows primarily relates to higher working capital costs over the prior year (primarily due to acquisition-related financing fees and the timing of receivables). The decrease in operating cash flows was partially offset by increased earnings.

During the first quarter of 2010, we contributed $11 million to our U.S. pension plans and $80 million to our non-U.S. pension plans. We plan to make further contributions of approximately $40 million to our U.S. plans and approximately $200 million to our non-U.S. plans during the remainder of 2010. We expect to fund these contributions from operations.

Net Cash Used in Investing Activities:

During the first quarter of 2010, net cash used in investing activities was $6.1 billion, compared with $174 million in the first quarter of 2009. The increase in cash used in investing activities primarily relates to the Cadbury acquisition, partially offset by higher proceeds from divestitures. During the first quarter of 2010, we paid $9.6 billion in cash for the Cadbury acquisition, and we received $3.7 billion in proceeds from the sale of the Frozen Pizza business.

Capital expenditures, which were funded by operating activities, were $241 million in the first quarter of 2010, compared with $207 million in the first quarter of 2009. Cadbury accounted for $67 million of first quarter 2010 capital expenditures. We expect full-year capital expenditures to be approximately $1.7 billion, including capital expenditures for Cadbury and required for systems’ investments. We expect to fund these expenditures from operations.

Net Cash Provided by / (Used in) Financing Activities:

During the first quarter of 2010, net cash provided by financing activities was $8.0 billion, compared with $294 million used in the first quarter of 2009. The net cash provided by financing activities in the first quarter of 2010 primarily related to proceeds from our long-term debt issuance of $9.4 billion, partially offset by $708 million in net repayments of short-term borrowings and $653 million in dividends paid. The net cash used in financing activities in the first quarter of 2009 primarily related to $426 million in dividends paid, partially offset by $145 million in net issuances of short-term borrowings.

In August 2010, $500 million of our long-term debt matures, and in December 2010, £77 million (approximately $117 million) of our long-term debt matures. We expect to fund the repayments with cash from operations or short-term borrowings.

Borrowing Arrangements:

We maintain a revolving credit facility that we have historically used for general corporate purposes, including for working capital purposes, and to support our commercial paper issuances. Our $4.5 billion three-year senior unsecured revolving credit facility expires in November 2012. No amounts have been drawn on the facility.

The revolving credit facility agreement includes a covenant that we maintain a minimum total shareholders’ equity, excluding accumulated other comprehensive earnings / (losses), of at least $28.5 billion. This covenant increased by $5.5 billion due to our Cadbury acquisition. It will continue to increase by 75% of any increase in our total shareholders’ equity if we refinance certain indebtedness. At March 31, 2010, our total shareholders’ equity, excluding accumulated other comprehensive earnings / (losses), was $38.6 billion. We expect to continue to meet this covenant. The revolving credit facility agreement also contains customary representations, covenants and events of default. However, there are no other financial covenants, credit rating triggers or provisions that could require us to post collateral as security.

Cadbury maintains a three-year, £450 million senior unsecured revolving credit facility that expires in June 2012. No amounts have been drawn on the facility, and we currently maintain it for general corporate purposes. This revolving credit agreement includes a covenant that our subsidiary, Cadbury plc Group, maintain a minimum EBITDA to adjusted net interest ratio of 3.5 to 1 and a maximum net debt to adjusted EBITDA ratio of 3.6 to 1. At March 31, 2010, we were in compliance with and expect to continue to meet these covenants.

In addition to the above, some of our international subsidiaries maintain primarily uncommitted credit lines to meet short-term working capital needs. Collectively, these credit lines amounted to $2.2 billion at March 31, 2010. Borrowings on these lines amounted to $287 million at March 31, 2010 and $191 million at December 31, 2009.

As part of our Cadbury acquisition, on November 9, 2009, we entered into an agreement for a 364-day senior unsecured bridge facility (the “Cadbury Bridge Facility”). During the first quarter of 2010, we borrowed £807 million under the Cadbury Bridge Facility, and later repaid it ($1,205 million at the time of repayment) with proceeds from the divestiture of our Frozen Pizza business. Upon repayment, the Cadbury Bridge Facility was terminated.

Debt:

Our total debt was $31.0 billion at March 31, 2010 and $19.0 billion at December 31, 2009. Our debt-to-capitalization ratio was 0.48 at March 31, 2010 and 0.42 at December 31, 2009. At March 31, 2010, the weighted-average term of our outstanding long-term debt was 10.0 years.

On February 8, 2010, we issued $9.5 billion of senior unsecured notes at a weighted-average effective rate of 5.364% and used the net proceeds ($9,379 million) to finance the Cadbury acquisition and for general corporate purposes.

These notes include covenants that restrict our ability to incur debt secured by liens above a certain threshold. We also must offer to purchase these notes at a price equal to 101% of the aggregate principal amount, plus accrued and unpaid interest to the date of repurchase, if both of the following occur:

(i)	a “change of control” triggering event; and
(ii)	a downgrade of these notes below an investment grade rating by each of Moody’s Investors Service, Inc., Standard & Poor’s Ratings Services and Fitch, Inc. within a specified period.

The fair value of the long-term debt we acquired as part of our Cadbury acquisition was $2,432 million at February 2, 2010. The acquired debt has the following terms:

•	£77 million (approximately $117 million) total principal notes due December 1, 2010 at a fixed, annual interest rate of 4.875%.
•	C$150 million (approximately $147 million) Canadian bank loan agreement expiring August 30, 2012 at a variable interest rate. The interest rate at March 31, 2010 was 0.795%.
•	$1.00 billion total principal notes due October 1, 2013 at a fixed, annual interest rate of 5.125%.
•	£300 million (approximately $456 million) total principal notes due December 11, 2014 at a fixed, annual interest rate of 5.375%.
•	£350 million (approximately $532 million) total principal notes due July 18, 2018 at a fixed, annual interest rate of 7.250%.

We expect to continue to comply with our long-term debt covenants. Refer to Note 7, Debt, for further details of these debt offerings.

From time to time we refinance long-term and short-term debt. The nature and amount of our long-term and short-term debt and the proportionate amount of each varies as a result of future business requirements, market conditions and other factors. At March 31, 2010, we had approximately $3.0 billion remaining in general long-term financing authority and £0.2 billion remaining in Cadbury financing authority from our Board of Directors.

Debt Ratings:

At May 7, 2010, our debt ratings by major credit rating agencies were:

	Kraft Foods		Cadbury
	Short-term	Long-term	Short-term	Long-term

Moody’s	P-2	Baa2	P-2	Baa2
Standard & Poor’s	A-2	BBB-	A-2	BBB
Fitch	F3	BBB-	F3	BBB-

During the first quarter, our debt ratings were downgraded due to the increased level of our indebtedness incurred in connection with our Cadbury acquisition. On February 2, 2010, Moody’s affirmed our short-term debt rating of P-2 and our long-term debt rating Baa2, and revised the outlook from stable to negative. On February 2, 2010, Standard & Poor’s affirmed our short-term debt rating of A-2 and downgraded our long-term debt rating from BBB+ to BBB-, with a positive outlook. On January 20, 2010, Fitch downgraded our short-term debt rating from F2 to F3 and downgraded our long-term debt rating from BBB to BBB-, with a stable outlook. Since the acquisition, Cadbury’s debt ratings have remained unchanged. As of May 7, 2010, Moody’s had Cadbury’s short-term and long-term debt ratings on negative watch, and Standard & Poor’s had Cadbury’s long-term debt rating on negative watch.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

We have no off-balance sheet arrangements other than the guarantees and contractual obligations that are discussed below.

Guarantees:

As discussed in Note 13, Commitments and Contingencies, we have third-party guarantees primarily covering the long-term obligations of our vendors. As part of those transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At March 31, 2010, the carrying amount of our third-party guarantees on our condensed consolidated balance sheet and the maximum potential payment under our third-party guarantees was $29 million. Substantially all of these guarantees expire at various times through 2018.

In addition, at March 31, 2010, we had contingent liabilities of $353 million related to guarantees of our own performance. These include letters of credit related to dairy commodity purchases and guarantees related to the payment of custom duties and taxes, and other letters of credit.

Guarantees do not have, and we do not expect them to have, a material effect on our liquidity.

Aggregate Contractual Obligations:

The following table summarizes our contractual obligations at March 31, 2010:

	Payments Due for the year ended March 31,
					2016 and
	Total	2011	2012-13	2014-15	Thereafter
	(in millions)

Long-term debt (1)	$30,063	$624	$7,101	$4,906	$17,432
Interest expense (2)	19,074	1,749	3,109	2,444	11,772
Capital leases (3)	75	13	22	13	27
Operating leases (4)	1,554	363	539	317	335
Purchase obligations: (5)
Inventory and production costs	6,757	5,082	1,217	440	18
Other	1,367	885	337	139	6

	8,124	5,967	1,554	579	24
Other long-term liabilities (6)	2,256	232	477	449	1,098

	$61,146	$8,948	$12,802	$8,708	$30,688

(1)	Amounts represent the expected cash payments of our long-term debt and do not include unamortized bond premiums or discounts.
(2)	Amounts represent the expected cash payments of our interest expense on our long-term debt. Interest calculated on our variable-rate debt was forecasted using a LIBOR rate forward curve analysis as of March 31, 2010. Interest calculated on our euro notes was forecasted using the euro to U.S. dollar exchange rate as of March 31, 2010. An insignificant amount of interest expense was excluded from the table for a portion of our foreign debt due to the complexities involved in forecasting expected interest payments.
(3)	Amounts represent the expected cash payments of our capital leases, including the expected cash payments of interest expense of approximately $17 million on our capital leases.
(4)	Operating leases represent the minimum rental commitments under non-cancelable operating leases.
(5)	Purchase obligations for inventory and production costs (such as raw materials, indirect materials and supplies, packaging, co-manufacturing arrangements, storage and distribution) are commitments for projected needs to be utilized in the normal course of business. Other purchase obligations include commitments for marketing, advertising, capital expenditures, information technology and professional services. Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction. Most arrangements are cancelable without a significant penalty and with short notice (usually 30 days). Any amounts reflected on the condensed consolidated balance sheet as accounts payable and accrued liabilities are excluded from the table above.

(6)	Other long-term liabilities primarily consist of estimated future benefit payments for our postretirement health care plans through March 31, 2020 of approximately $2.2 billion. We are unable to reliably estimate the timing of the payments beyond March 31, 2020; accordingly, they are excluded from the above table. In addition, the following long-term liabilities included on the condensed consolidated balance sheet are excluded from the table above: accrued pension costs, income taxes, insurance accruals and other accruals. We are unable to reliably estimate the timing of the payments (or contributions beyond 2010, in the case of accrued pension costs) for these items. We contributed $91 million to our pension plans in the first quarter of 2010, and we plan to make further contributions of approximately $240 million during the remainder of the year. We also expect that our net pension cost will increase by approximately $50 million in 2010 to approximately $440 million. As of March 31, 2010, our total liability for income taxes, including uncertain tax positions and associated accrued interest and penalties, was $2.9 billion, of which we expect to pay approximately $1.5 billion in the next 12 months. During 2009, we reached an agreement with the IRS on specific matters related to years 2000 through 2003. Our returns for those years are still under examination, and the IRS recently began its examination of years 2004 through 2006. We are not able to reasonably estimate the timing of future cash flows beyond 12 months due to uncertainties in the timing of these and other tax audit outcomes.

Equity and Dividends

Stock Plans:

In January 2010, we granted 1.6 million shares of stock in connection with our long-term incentive plan, and the market value per share was $27.33 on the date of grant. In February 2010, as part of our annual equity program, we issued 2.5 million shares of restricted and deferred stock to eligible employees, and the market value per restricted or deferred share was $29.15 on the date of grant. During the first quarter of 2010, we issued an additional 0.6 million shares of restricted and deferred stock, and the weighted-average market value per restricted or deferred share was $29.22 on the date of grant. In aggregate, we issued 4.7 million restricted and deferred shares during the first quarter of 2010, including those issued as part of our long-term incentive plan.

As part of our annual equity program, we also granted 15.0 million stock options to eligible employees in February 2010 at an exercise price of $29.15. During the first quarter of 2010, we granted an additional 0.7 million stock options at a weighted-average exercise price of $29.54. In aggregate, we granted 15.7 million stock options in the first quarter of 2010.

Dividends:

We paid dividends of $653 million in the first quarter of 2010 and $426 million in the first quarter of 2009. The 53.3% increase reflects the $224 million payment of a ten pence per share dividend that Cadbury declared and accrued on the Cadbury Shares that were outstanding at the time of the acquisition. The present annualized dividend rate is $1.16 per common share. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.

Outlook

Diluted EPS is expected to be at least $2.35 in 2010. This includes:

•	Operating EPS of at least $2.00;
•	Integration costs of approximately $0.30;
•	Acquisition-related costs and financing fees of approximately $0.22;
•	U.S. health care legislation charge of $0.08; and
•	Earnings and gain on the sale of the Frozen Pizza business of $0.95.

Operating EPS reflects strong EPS growth of the Kraft Foods’ base business at the high end of our 7 percent to 9 percent long-term EPS growth target, solid earnings performance from Cadbury as it benefits from past cost savings initiatives and a modest contribution from cost synergies. Earnings growth will be tempered in the near term by stepped-up levels of brand support across the portfolio, as well as incremental interest and shares outstanding as a result of the Cadbury acquisition.

For 2011, we expect to deliver our long-term target of at least 5 percent organic net revenue growth and mid-teens growth in Operating EPS. Growth in Operating EPS is consistent with the previous Kraft Foods’ base business EPS growth target.

Please see Non-GAAP Financial Measures section below.

Significant Accounting Estimates

We prepare our condensed consolidated financial statements in conformity with U.S. GAAP. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Our significant accounting policies are described in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009. Our significant accounting estimates are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009. The impact of new accounting standards is discussed in the following section. There were no changes in our accounting policies in the current period that had a material impact on our financial statements.

New Accounting Guidance

See Note 1, Summary of Significant Accounting Policies, for a discussion of new accounting guidance.

Contingencies

See Note 13, Commitments and Contingencies, and Part II, Item 1. Legal Proceedings for a discussion of contingencies.

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

	For the Three Months Ended
	March 31,
	2010	2009	$ Change	% Change
	(in millions)

Organic net revenues	$9,242	$8,951	$291	3.3%
Impact of divestitures	–	28	(28)	(0.4)pp
Impact of acquisitions	1,693	–	1,693	18.9pp
Favorable foreign currency	383	–	383	4.2 pp

Reported net revenues	$11,318	$8,979	$2,339	26.0%

We use the non-U.S. GAAP financial measure “Operating EPS” and corresponding growth ratios. The difference between “Operating EPS” and “diluted EPS attributable to Kraft Foods,” which is the most comparable U.S. GAAP financial measure, is that Operating EPS excludes costs related to: the integration of Cadbury; acquisition-related costs, including transaction advisory fees, U.K. stamp taxes and the impact of the Cadbury inventory revaluation; acquisition-related financing fees, including hedging and foreign currency impacts associated with the Cadbury acquisition and other fees associated with the Cadbury Bridge Facility; and the impact of a deferred tax charge resulting from the recently enacted U.S. health care legislation. Operating EPS is used by our management to budget, make operating and strategic decisions and evaluate our performance on a go-forward basis, and our management believes it provides improved comparability of results because it excludes the volatility of currency; certain impacts related to the Cadbury acquisition; other one-time impacts; and divestitures from earnings per share. The limitation of this measure is that it excludes items that have an impact on diluted EPS attributable to Kraft Foods. The best way that this limitation can be addressed is by using Operating EPS in combination with our U.S. GAAP reported diluted EPS attributable to Kraft Foods. Our management believes that the presentation of this non-U.S. GAAP financial measure, when considered together with our U.S. GAAP financial measures and the reconciliations to the corresponding U.S. GAAP financial measures, provides you with a more complete understanding of the factors and trends affecting Kraft Foods than could be obtained absent these disclosures. Because Operating EPS calculations may vary among other companies, the Operating EPS figures presented in the Consolidated Results of Operations section may not be comparable with similarly titled measures of other companies. Operating EPS is not meant to be considered in isolation or as a substitute for U.S. GAAP financial measures. You should carefully evaluate the following table reconciling U.S. GAAP reported diluted EPS attributable to Kraft Foods to Operating EPS.

	For the Three Months Ended March 31, 2010
			Acquisition-	U.S. Healthcare
			Related	Legislation
	As Reported	Integration	Costs (1) and	Impact on	Operating EPS
	(GAAP)	Costs	Financing Fees (2)	Deferred Taxes	(Non-GAAP)

Diluted earnings per share attributable to Kraft Foods:
Continuing operations	$0.15	$0.02	$0.24	$0.08	$0.49
Discontinued operations	1.01

Net earnings attributable to Kraft Foods	$1.16

(1) (2)

Acquisition-related costs include transaction advisory fees, U.K. stamp taxes and the impact of the Cadbury inventory revaluation.

Acquisition-related financing fees include hedging and foreign currency impacts associated with the Cadbury acquisition and other fees associated with the Cadbury Bridge Facility.

Forward-Looking Statements

This report contains a number of forward-looking statements. Words such as “expects,” “goals,” “plans,” “believes,” “continues,” “may,” “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. The forward-looking statements contained in this report include that we do not expect a material impact on our financial results from the adoption of certain accounting pronouncements; our estimated amortization expense for each of the next five years; our expectation to transfer unrealized losses and gains related to cash flow hedges this year; our expectation that our unrecognized tax benefits will decrease by approximately $50 million during the next 12 months; our intent to acquire the remaining Cadbury Shares through compulsory acquisition procedures; that our Cadbury acquisition will create a global powerhouse in snacks, confectionary and quick meals with a rich portfolio of iconic brands; our expectation that a portion of the gross amount due under receivables acquired from Cadbury will be uncollectable; the amount of intangible assets acquired from Cadbury that we believe will be indefinite lived; our belief that our Cadbury acquisition has the potential for meaningful revenue synergies over time; our expectation about the annual cost savings we will realize by the end of the third year following our Cadbury acquisition; the amount of integration charges we expect to incur in the first three years following our Cadbury acquisition; that we may modify the Cadbury VIA restructuring program and the amount of related pre-tax charges; with regard to our Restructuring Program, that we will use cash to pay a portion of the charges and our expected cumulative annualized savings; why we report segment operating income; our expectation to complete the integration of our Europe Biscuits business into our European operations by mid-2010 and the additional amount of related charges we expect to incur in 2010; why we disclose other project savings costs; our expectations regarding how the Venezuelan devaluation will affect our 2010 operating results; our expectation that commodity prices will continue to be volatile over the remainder of the year; our belief regarding our liquidity; that we expect no negative effects to our funding sources that would have a material effect on our liquidity; our plan to make further contributions to pension plans during 2010 and our expectation to fund these contributions from operations; our expectation regarding the amount of our full-year capital expenditures and to fund capital expenditures from operations; our expectation to fund repayment of our long-term debt that matures in August and December 2010 with cash from operations or short-term borrowings; our expectation to continue to meet the financial covenants under our revolving credit facility and the Cadbury revolving credit facility; our expectation to continue to comply with our long-term debt covenants; our expectation that guarantees will not have a material effect on our liquidity; our expectations regarding our aggregate contractual obligations; our Outlook, including diluted EPS and operating EPS, amounts of integration and acquisition-related costs and financing fees, U.S. health care legislation charges and earnings and gains on the sale of the Frozen Pizza business; our expectation to complete the catalyst transition by 2011; and our belief that the ultimate costs to resolve any of our legal proceedings will not materially affect our financial results.

These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below and those contained in the “Risk Factors” found in our Annual Report on Form 10-K for the year ended December 31, 2009 identify important factors that could cause actual results to differ materially from those predicted in any of these forward-looking statements. These factors include, but are not limited to, continued volatility in commodity costs, pricing actions, increased competition, our ability to differentiate our products from private label products, increased costs of sales, our indebtedness and our ability to pay our indebtedness, unexpected safety or manufacturing issues, U.S. Food and Drug Administration or other regulatory actions or delays, unanticipated expenses such as litigation or legal settlement expenses, a shift in our product mix to lower margin offerings, risks from operating globally, our failure to successfully integrate the Cadbury business and tax law changes. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

As Kraft Foods operates globally, we use certain financial instruments to manage our foreign currency exchange rate, commodity price and interest rate risks. We monitor and manage these exposures as part of our overall risk management program. Our risk management program focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. We maintain foreign currency, commodity price and interest rate risk management policies that principally use derivative instruments to reduce significant, unanticipated earnings fluctuations that may arise from volatility in foreign currency exchange rates, commodity prices and interest rates. We also sell commodity futures to unprice future purchase commitments, and we occasionally use related futures to cross-hedge a commodity exposure. We are not a party to leveraged derivatives and, by policy, do not use financial instruments for speculative purposes. With the Cadbury acquisition, we added significant volumes of foreign currency and cocoa commodity hedges, in addition to the acquisition-related hedges we utilized during the quarter. Refer to Note 12, Financial Instruments, for further information on the types of derivative instruments we used to hedge our exposures. With the exception of our Cadbury acquisition and its hedging program, there were no significant changes in our exposures or the types of derivative instruments we use to hedge those exposures since December 31, 2009.

Item 4.  Controls and Procedures.

a)	Evaluation of Disclosure Controls and Procedures

Management, together with our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rule 13a-15(e)) as of the end of the period covered by this report. We acquired Cadbury plc (“Cadbury”) in the first quarter of 2010, and it represented approximately 31% of our total assets as of March 31, 2010. As the acquisition occurred in the first quarter of 2010, the scope of our assessment of the effectiveness of internal control over financial reporting does not include Cadbury. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective.

b)	Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended March 31, 2010, and noted the following significant changes.

•

In 2008, we began implementing “Catalyst,” a business initiative to simplify and harmonize our systems processes. This multi-year program includes the delivery of SAP enterprise software applications and business solutions. During the quarter ended March 31, 2010, we transitioned some of our processes and procedures into the SAP control environment in Kraft Foods North America. As we migrate to the SAP environment, our management sees to it that our key controls are mapped to applicable SAP controls, tests transition controls prior to the migration date of those controls, and as appropriate, maintains and evaluates controls over the flow of information to and from SAP. We expect the transition period to be completed in 2011.

We determined that there were no other changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We routinely are involved in legal proceedings, claims and governmental inspections or investigations (“Legal Matters”) arising in the ordinary course of our business.

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

Item 1A.  Risk Factors.

There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following activity represents shares tendered to us by employees who used shares to exercise options, and who used shares to pay the related taxes for grants of restricted and deferred stock that vested. Accordingly, these are non-cash transactions.

	Total Number	Average Price
	of Shares	per Share
January 1–31, 2010	35,717	$28.04
February 1–28, 2010	1,167,555	$28.82
March 1–31, 2010	16,325	$28.50

For the Quarter Ended March 31, 2010	1,219,597	$28.80

Item 6. Exhibits.

Exhibit Number	Description
2.1	Asset Purchase Agreement, dated January 4, 2010, by and among Kraft Foods Global, Inc., Kraft Foods Global Brands LLC, Kraft Pizza Company, Kraft Canada Inc. and Nestlè USA, Inc. (pursuant to Item 601(b)(2) of Regulation S-K, annexes and schedules to the Asset Purchase Agreement have been omitted; annexes and schedules will be supplementally provided to the SEC upon request) (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 6, 2010).

12	Statement regarding computation of ratios of earnings to fixed charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following materials from Kraft Foods’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Equity, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text, and (vi) document and entity information.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KRAFT FOODS INC.

/s/ TIMOTHY R. MCLEVISH

Timothy R. McLevish
Executive Vice President and
Chief Financial Officer

May 7, 2010