Form 10-Q
period 2010-06-30
KRAFT FOODS INC
filed 2010-08-06
CIK 1103982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

At July 30, 2010, there were 1,744,057,736 shares of the registrant’s common stock outstanding.

Kraft Foods Inc.

In this report, “Kraft Foods,” “we,” “us” and “our” refers to Kraft Foods Inc. and subsidiaries, and “Common Stock” refers to Kraft Foods’ Class A common stock.

i

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net revenues	$12,253	$9,781	$23,571	$18,760
Cost of sales	7,559	6,269	14,788	12,148

Gross profit	4,694	3,512	8,783	6,612

Marketing, administration and research costs	2,933	2,062	5,783	3,981
Asset impairment and exit costs	–	(26)	–	(26)
Losses on divestitures, net	–	17	–	17
Amortization of intangibles	60	3	93	9

Operating income	1,701	1,456	2,907	2,631

Interest and other expense, net	439	312	1,063	592

Earnings from continuing operations before income taxes	1,262	1,144	1,844	2,039

Provision for income taxes	323	363	656	655

Earnings from continuing operations	939	781	1,188	1,384

Earnings from discontinued operations, net of income taxes (Note 2)	–	48	1,644	107

Net earnings	939	829	2,832	1,491

Noncontrolling interest	2	2	12	4

Net earnings attributable to Kraft Foods	$937	$827	$2,820	$1,487

Per share data:
Basic earnings per share attributable to Kraft Foods:
Continuing operations	$0.54	$0.53	$0.70	$0.93
Discontinued operations	–	0.03	0.98	0.08

Net earnings attributable to Kraft Foods	$0.54	$0.56	$1.68	$1.01

Diluted earnings per share attributable to Kraft Foods:
Continuing operations	$0.53	$0.53	$0.70	$0.93
Discontinued operations	–	0.03	0.97	0.07

Net earnings attributable to Kraft Foods	$0.53	$0.56	$1.67	$1.00

Dividends declared	$0.29	$0.29	$0.58	$0.58

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions of dollars)

(Unaudited)

	June 30,	December 31,
	2010	2009

ASSETS
Cash and cash equivalents	$2,854	$2,101
Receivables (less allowances of $180 in 2010 and $121 in 2009)	5,606	5,197
Inventories, net	5,167	3,775
Deferred income taxes	828	730
Other current assets	796	651

Total current assets	15,251	12,454

Property, plant and equipment, net	13,047	10,693
Goodwill	36,439	28,764
Intangible assets, net	25,230	13,429
Prepaid pension assets	162	115
Other assets	1,461	1,259

TOTAL ASSETS	$91,590	$66,714

LIABILITIES
Short-term borrowings	$291	$453
Current portion of long-term debt	636	513
Accounts payable	4,913	3,766
Accrued marketing	1,954	2,181
Accrued employment costs	1,056	1,175
Other current liabilities	4,919	3,403

Total current liabilities	13,769	11,491

Long-term debt	29,103	18,024
Deferred income taxes	7,353	4,508
Accrued pension costs	2,466	1,765
Accrued postretirement health care costs	2,910	2,816
Other liabilities	2,630	2,138

TOTAL LIABILITIES	58,231	40,742

Contingencies (Note 13)

EQUITY
Common Stock, no par value (1,996,537,778 shares issued in 2010 and 1,735,000,000 shares issued in 2009)	–	–
Additional paid-in capital	31,131	23,611
Retained earnings	16,393	14,636
Accumulated other comprehensive losses	(5,959)	(3,955)
Treasury stock, at cost	(8,266)	(8,416)

Total Kraft Foods Shareholders’ Equity	33,299	25,876
Noncontrolling interest	60	96

TOTAL EQUITY	33,359	25,972

TOTAL LIABILITIES AND EQUITY	$91,590	$66,714

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(in millions of dollars, except per share data)

(Unaudited)

	Kraft Foods Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings / (Losses)	Treasury Stock	Noncontrolling Interest	Total Equity

Balances at January 1, 2009	$–	$23,563	$13,440	$(5,994)	$(8,714)	$61	$22,356
Comprehensive earnings:
Net earnings	–	–	3,021	–	–	7	3,028
Other comprehensive earnings, net of income taxes	–	–	–	2,039	–	34	2,073

Total comprehensive earnings *						41	5,101

Exercise of stock options and issuance of other stock awards	–	49	(110)	–	298	–	237
Cash dividends declared ($1.16 per share)	–	–	(1,715)	–	–	–	(1,715)
Dividends paid on noncontrolling interest and other activities	–	(1)	–	–	–	(6)	(7)

Balances at December 31, 2009	$–	$23,611	$14,636	$(3,955)	$(8,416)	$96	$25,972
Comprehensive earnings / (losses):
Net earnings	–	–	2,820	–	–	12	2,832
Other comprehensive losses, net of income taxes	–	–	–	(2,004)	–	(29)	(2,033)

Total comprehensive earnings / (losses) *						(17)	799

Exercise of stock options and issuance of other stock awards	–	38	(52)	–	150	–	136
Cash dividends declared ($0.58 per share)	–	–	(1,011)	–	–	–	(1,011)
Net impact of noncontrolling interests from Cadbury acquisition	–	38	–	–	–	–	38
Purchase from noncontrolling interest, dividends paid and other activities	–	(13)	–	–	–	(19)	(32)
Issuance of Common Stock	–	7,457	–	–	–	–	7,457

Balances at June 30, 2010	$–	$31,131	$16,393	$(5,959)	$(8,266)	$60	$33,359

*	Total comprehensive earnings / (losses) were $(608) million for the quarter ended and $799 million for the six months ended June 30, 2010, as compared to $2,274 million for the quarter ended and $2,784 million for the six months ended June 30, 2009. Comprehensive earnings / (losses) attributable to Kraft Foods were $(600) million for the quarter ended and $816 million for the six months ended June 30, 2010, as compared to $2,250 million for the quarter ended and $2,758 million for the six months ended June 30, 2009.

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions of dollars)

(Unaudited)

	For the Six Months Ended
	June 30,
	2010	2009

CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES
Net earnings	$2,832	$1,491
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	679	432
Stock-based compensation expense	81	84
Deferred income tax provision	106	110
Losses on divestitures, net	–	17
Gain on discontinued operations (Note 2)	(1,596)	–
Asset impairment and exit costs, net of cash paid	–	9
Other non-cash (income) / expense, net	(360)	147
Change in assets and liabilities, excluding the effects of acquisitions and divestitures:
Receivables, net	488	373
Inventories, net	(425)	(22)
Accounts payable	(302)	(303)
Other current assets	210	197
Other current liabilities	(1,032)	(701)
Change in pension and postretirement assets and liabilities, net	98	(114)

Net cash provided by operating activities	779	1,720

CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES
Capital expenditures	(608)	(474)
Acquisitions, net of cash received	(9,844)	–
Proceeds from divestitures	3,697	6
Other	(24)	37

Net cash used in investing activities	(6,779)	(431)

CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES
Net repayments of short-term borrowings	(1,310)	(41)
Long-term debt proceeds	9,422	1
Long-term debt repaid	(9)	(12)
Dividends paid	(1,156)	(855)
Other	46	10

Net cash provided by / (used in) financing activities	6,993	(897)

Effect of exchange rate changes on cash and cash equivalents	(240)	95

Cash and cash equivalents:
Increase	753	487
Balance at beginning of period	2,101	1,244

Balance at end of period	$2,854	$1,731

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

Principles of Consolidation:

The consolidated financial statements include Kraft Foods, as well as our wholly owned and majority owned subsidiaries. Our domestic operating subsidiaries report results as of the last Saturday of the quarter, and our international operating subsidiaries generally report results two weeks prior to the last Saturday of the quarter. The results of operations of the newly acquired Cadbury Limited (formerly, Cadbury plc) (“Cadbury”) are reported on the last day of the calendar month.

In the second quarter of 2010, we changed the consolidation date for certain European Biscuits operations, which are included within our Kraft Foods Europe segment, and certain operations in Asia Pacific, which are included within our Kraft Foods Developing Markets segment. Previously, these operations primarily reported period-end results one month prior to the end of the quarter and now report period-end results two weeks prior to the last Saturday of the quarter. We believe the change is preferable and will improve financial reporting by better matching the close dates of each subsidiary to our other international operating subsidiaries, which operate similarly. This change resulted in a favorable impact to net revenues of approximately $70 million and had an insignificant impact on net earnings. As the impacts to prior period results were not material to our financial results, we have not revised the prior period results for this change.

Highly Inflationary Accounting:

In the fourth quarter of 2009, the Venezuelan economy was classified as highly inflationary under U.S. GAAP. Effective January 1, 2010, we are accounting for our Venezuelan subsidiaries under highly inflationary accounting rules, which principally means all transactions are recorded in U.S. dollars. Venezuela has three exchange rates: the official rate, the consumer staples rate and the secondary (or parallel) rate. We used both the official rate and the secondary rate to translate our Venezuelan operations into U.S. dollars, based on the nature of the operations of each individual subsidiary. Additionally, we previously carried cash that we had exchanged into U.S. dollars using the secondary market at that rate. Upon the change to highly inflationary accounting, we were then required to translate those U.S. dollars on hand using the official rate, which resulted in a charge of $34 million in the first quarter of 2010.

On January 8, 2010, the Venezuelan government devalued its currency. Accordingly, we were required to revalue our net assets in Venezuela. Through the first six months of 2010, we recorded approximately $65 million of unfavorable foreign currency impacts relating to highly inflationary accounting in Venezuela (which included the one-time impact to translate cash of $34 million).

New Accounting Pronouncements:

In June 2009, new guidance was issued on the consolidation of variable interest entities. We adopted the guidance effective January 1, 2010. This guidance increases the likelihood of an enterprise being classified as a variable interest entity. The adoption of this guidance did not have a material impact on our financial results.

Note 2.  Acquisitions and Divestitures:

Cadbury Acquisition:

On January 19, 2010, we announced the terms of our final offer for each outstanding ordinary share of Cadbury, including each ordinary share represented by an American Depositary Share (“Cadbury ADS”), and the Cadbury Board of Directors recommended that Cadbury shareholders accept the terms of the final offer. On February 2, 2010, all of the conditions to the offer were satisfied or validly waived, the initial offer period expired and a subsequent offer period immediately began. At that point, we had received acceptances of 71.73% of the outstanding Cadbury ordinary shares, including those represented by Cadbury ADSs (“Cadbury Shares”). As of June 1, 2010, we owned 100% of all outstanding Cadbury Shares. We believe the combination of Kraft Foods and Cadbury will create a global snacks powerhouse and an unrivaled portfolio of brands people love.

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

The EU Commission required, as a condition of the offer, that we divest the Cadbury confectionery operations in Poland and Romania. In June 2010, we entered into an agreement to divest the confectionery operations in Poland, and we expect the sale to close in the third quarter of 2010. In July 2010, we entered into an agreement to divest the confectionery operations in Romania, and we expect the sale to close in the third quarter of 2010. Both sales are subject to customary closing conditions, including regulatory approvals. The estimated impacts of these divestitures were reflected as adjustments to the purchase price allocations.

As part of our Cadbury acquisition, we expensed and incurred transaction related fees of $12 million for the three months and $215 million for the six months ended June 30, 2010. We recorded these expenses within marketing, administration and research costs. We also incurred acquisition financing fees of $96 million in the first quarter of 2010. We recorded these expenses within interest and other expense, net.

Cadbury contributed net revenues of $3,922 million and net earnings of $175 million from February 2, 2010 through June 30, 2010. The following unaudited pro forma summary presents Kraft Foods’ consolidated information as if Cadbury had been acquired on January 1, 2009. These amounts were calculated after conversion to U.S. GAAP, applying our accounting policies, and adjusting Cadbury’s results to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment, and intangible assets had been applied from January 1, 2009, together with the consequential tax effects. These adjustments also reflect the additional interest expense incurred on the debt to finance the purchase.

	Pro forma for the
	Three Months	Pro forma for the Six
	Ended June 30,	Months Ended June 30,
	2009	2010	2009
	(in millions)

Net revenues	$11,887	$ 24,252	$22,870
Net earnings attributable to Kraft Foods	663	2,533	1,251

On February 2, 2010, we acquired 71.73% of Cadbury’s Shares for $13.1 billion and the value attributed to noncontrolling interests was $5.4 billion. From February 2, 2010 through June 1, 2010, we acquired the remaining 28.27% of Cadbury’s Shares for $5.4 billion. We had a $38 million gain on noncontrolling interest acquired and recorded it within additional paid in capital.

Our February 2, 2010 Cadbury acquisition was valued at $18,547 million, or $17,500 million net of cash and cash equivalents. As part of that acquisition, we acquired the following assets and assumed the following liabilities (in millions):

Receivables (1)	$1,324
Inventories	1,298
Other current assets	703
Property, plant and equipment	3,365
Goodwill (2)	9,431
Intangible assets (3)	12,723
Other assets	221
Short-term borrowings	(1,206)
Accounts payable	(1,689)
Other current liabilities	(1,602)
Long-term debt	(2,432)
Deferred income taxes	(2,884)
Accrued pension costs	(795)
Other liabilities	(957)

(1)	The gross amount due under the receivables we acquired is $1,402 million, of which $78 million is expected to be uncollectable.
(2)	Goodwill will not be deductible for statutory tax purposes and is attributable to Cadbury’s workforce and the significant synergies we expect from the acquisition.
(3)	$10.1 billion of the intangible assets acquired are expected to be indefinite lived.

The above amounts represent the allocation of purchase price and are subject to revision when appraisals are finalized, which will occur during the third quarter of 2010.

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

Summary results of operations for the Frozen Pizza business through June 30, 2010 were:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2009	June 30, 2010	June 30, 2009
	(in millions)

Net revenues	$381	$335	$798

Earnings before income taxes	75	73	168
Provision for income taxes	(27)	(25)	(61)
Gain on discontinued operations, net of income taxes	–	1,596	–

Earnings and gain from discontinued operations, net of income taxes	$48	$1,644	$107

Earnings before income taxes as presented exclude associated allocated overheads of $25 million for the six months ended June 30, 2010, $26 million for the three months ended June 30, 2009 and $53 million for the six months ended June 30, 2009.

The 2010 gain on discontinued operations from the sale of the Frozen Pizza business included tax expense of $1.2 billion.

The following assets of the Frozen Pizza business were included in the Frozen Pizza divestiture (in millions):

Inventories, net	$102
Property, plant and equipment, net	317
Goodwill	475

Distributed assets of the Frozen Pizza business	$894

Note 3. Inventories: Inventories at June 30, 2010 and December 31, 2009 were:
	June 30, 2010	December 31, 2009
	(in millions)

Raw materials	$1,916	$1,410
Finished product	3,251	2,365

Inventories, net	$5,167	$3,775

Note 4. Property, Plant and Equipment: Property, plant and equipment at June 30, 2010 and December 31, 2009 were:
	June 30, 2010	December 31, 2009
	(in millions)

Land and land improvements	$714	$492
Buildings and building equipment	4,509	4,231
Machinery and equipment	14,907	13,872
Construction in progress	1,247	828

	21,377	19,423
Accumulated depreciation	(8,330)	(8,730)

Property, plant and equipment, net	$13,047	$10,693

Note 5.  Goodwill and Intangible Assets:

Goodwill by reportable segment at June 30, 2010 and December 31, 2009 was:

	June 30,	December 31,
	2010	2009
	(in millions)

Kraft Foods North America:
U.S. Beverages	$1,290	$1,290
U.S. Cheese	3,000	3,000
U.S. Convenient Meals	985	1,460
U.S. Grocery	3,046	3,046
U.S. Snacks	9,115	6,948
Canada & N.A. Foodservice	3,314	2,340
Kraft Foods Europe	8,368	6,756
Kraft Foods Developing Markets	7,321	3,924

Total goodwill	$36,439	$28,764

Intangible assets at June 30, 2010 and December 31, 2009 were:

	June 30,	December 31,
	2010	2009
	(in millions)

Non-amortizable intangible assets	$22,572	$13,262
Amortizable intangible assets	2,854	278

	25,426	13,540
Accumulated amortization	(196)	(111)

Intangible assets, net	$25,230	$13,429

Non-amortizable intangible assets consist substantially of brand names purchased through our acquisitions of Nabisco Holdings Corp., the Spanish and Portuguese operations of United Biscuits, the global LU biscuit business of Groupe Danone S.A. and Cadbury. Amortizable intangible assets consist primarily of trademark licenses, customer-related intangibles and non-compete agreements. At June 30, 2010, the weighted-average life of our amortizable intangible assets was 13.4 years.

The movements in goodwill and intangible assets were:

	Goodwill	Intangible Assets, at Cost

	(in millions)

Balance at January 1, 2010	$28,764	$13,540
Changes due to:
Foreign currency	(1,281)	(837)
Acquisitions	9,431	12,723
Divestitures	(475)	–

Balance at June 30, 2010	$36,439	$25,426

Changes to goodwill and intangible assets during the six months ended June 30, 2010 were:

•

Acquisitions – We increased goodwill by $9,431 million and intangible assets by $12,723 million related to allocations of purchase price for our Cadbury acquisition, including the second quarter impacts of our refinements to preliminary allocations, which are substantially complete; however, these allocations are subject to revision upon their finalization in the third quarter of 2010. We recorded $2,167 million of the acquired goodwill in our U.S. Snacks segment, $929 million in our Canada & N.A. Foodservice segment, $2,612 million in our Kraft Foods Europe segment and $3,723 million in our Kraft Foods Developing Markets segment.

•	Divestitures – We reduced goodwill by $475 million due to our Frozen Pizza business divestiture.

Amortization expense was $60 million for the three months and $93 million for the six months ended June 30, 2010. We currently estimate amortization expense for each of the next five years to be approximately $210 million, including the estimated impact of our Cadbury acquisition. Our estimated amortization is subject to revision when appraisals are finalized for our Cadbury acquisition.

Note 6.  Restructuring Costs:

Integration Program:

We believe our combination with Cadbury has the potential for meaningful revenue synergies over time from investments in distribution, marketing and product development. In order to achieve these synergies and cost savings, we expect to incur total integration charges of approximately $1.5 billion in the first three years following the acquisition to combine and integrate the two businesses (the “Integration Program”), which also represents an increase over our previous expectation of approximately $1.3 billion.

Integration Program costs include the costs associated with combining our operations with Cadbury’s and are separate from the costs related to the acquisition. We incurred charges under the Integration Program of $149 million for the three months and $192 million for the six months ended June 30, 2010. We recorded these charges in operations, primarily within general corporate expenses and the segment operating income of Kraft Foods Europe and Kraft Foods Developing Markets.

During the second quarter of 2010, we evaluated Cadbury’s Vision into Action (“VIA”) restructuring program and began managing it within our overall Integration Program. Cadbury initiated the VIA restructuring program in 2007 and planned to run it through 2011. Accordingly, we acquired an accrual of $248 million relating to charges taken in previous periods. In evaluating their program as part of our corporate strategies and our integration plans, we included the remaining charges within our overall Integration Program. As we move forward on a combined company basis, we do not intend to manage these programs separately.

Liability activity for Integration Program in the first six months of 2010 was (in millions):

Liability assumed upon acquisition	$248
Charges	192
Cash spent	(176)
Write-offs	(8)
Currency	(15)

Liability balance, June 30, 2010	$241

Cost Savings Initiatives:

Cost savings initiatives generally include exit, disposal and other project savings costs. We incurred charges associated with our cost savings initiatives of $42 million for the three months and $76 million for the six months ended June 30, 2010. We recorded these charges in operations, primarily within general corporate expenses and the segment operating income of Kraft Foods Europe and Canada & N.A. Foodservice. These charges primarily included other project savings costs associated with the Kraft Foods Europe Reorganization. Even though other project savings costs were directly attributable to exit and disposal costs, they did not qualify for special accounting treatment as exit or disposal activities.

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

Since the inception of the Restructuring Program, we have paid cash for $1.7 billion of the $2.0 billion in expected cash payments, including $41 million paid in the first six months of 2010.

Restructuring liability activity for the six months ended June 30, 2010 was (in millions):

Liability balance, January 1, 2010	$270
Cash spent	(41)
Currency	(33)

Liability balance, June 30, 2010	$196

Our 2010 activity was related to cash outflows on prior year Restructuring Program charges. Our prior year charges included severance benefits received by terminated employees. Other prior year costs related primarily to the renegotiation of supplier contract costs, workforce reductions associated with facility closings and the termination of leasing agreements.

Note 7.  Debt:

Short-Term Borrowings:

At June 30, 2010 and December 31, 2009, our short-term borrowings and related weighted-average interest rates consisted of:

	June 30, 2010		December 31, 2009
	Amount Outstanding	Weighted- Average Rate	Amount Outstanding	Weighted- Average Rate
	(in millions)		(in millions)

Commercial paper	$–	–	$262	0.5%
Bank loans	291	5.9%	191	10.5%

Total short-term borrowings	$291		$453

The fair values of our short-term borrowings at June 30, 2010 and December 31, 2009, based upon current market interest rates, approximate the amounts disclosed above.

Borrowing Arrangements:

We maintain a revolving credit facility that we have historically used for general corporate purposes, including for working capital purposes, and to support our commercial paper issuances. Our $4.5 billion three-year senior unsecured revolving credit facility expires in November 2012. No amounts have been drawn on the facility.

The revolving credit facility agreement includes a covenant that we maintain a minimum total shareholders’ equity, excluding accumulated other comprehensive earnings / (losses), of at least $28.6 billion. This covenant was increased by $5.6 billion to $28.6 billion due to our Cadbury acquisition. At June 30, 2010, our total shareholders’ equity, excluding accumulated other comprehensive earnings / (losses), was $39.3 billion. We expect to continue to meet this covenant. The revolving credit facility agreement also contains customary representations, covenants and events of default. However, there are no other financial covenants, credit rating triggers or provisions that could require us to post collateral as security.

Cadbury maintained a three-year, £450 million senior unsecured revolving credit facility that we terminated effective June 30, 2010.

In addition to the above, some of our international subsidiaries maintain primarily uncommitted credit lines to meet short-term working capital needs. Collectively, these credit lines amounted to $2.2 billion at June 30, 2010. Borrowings on these lines amounted to $291 million at June 30, 2010 and $191 million at December 31, 2009.

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

The fair value of the long-term debt we acquired as part of our Cadbury acquisition was $2,432 million at February 2, 2010. The acquired debt has the following terms:

•	£77 million (approximately $115 million) total principal notes due December 1, 2010 at a fixed, annual interest rate of 4.875%.
•	C$150 million (approximately $141 million) Canadian bank loan agreement expiring August 30, 2012 at a variable interest rate. The interest rate at June 30, 2010 was 0.735%.
•	$1.00 billion total principal notes due October 1, 2013 at a fixed, annual interest rate of 5.125%.
•	£300 million (approximately $448 million) total principal notes due December 11, 2014 at a fixed, annual interest rate of 5.375%.
•	£350 million (approximately $523 million) total principal notes due July 18, 2018 at a fixed, annual interest rate of 7.250%.

We expect to continue to comply with our long-term debt covenants.

At June 30, 2010 and December 31, 2009, our long-term debt consisted of (interest rates were as of June 30, 2010):

	June 30,	December 31,
	2010	2009
	(in millions)

Notes, 0.93% to 7.55% (average effective rate 5.81%), due through 2040	$24,874	$14,395
Euro notes, 5.75% to 6.25% (average effective rate 5.98%), due through 2015	3,480	4,072
Sterling notes, 4.88% to 7.25% (average effective rate 4.59%), due through 2018	1,180	–
Other foreign currency obligations	144	5
Capital leases and other	61	65

Total	29,739	18,537
Less current portion of long-term debt	(636)	(513)

Long-term debt	$29,103	$18,024

Aggregate maturities of our long-term debt for the years ended June 30 were (in millions):

2011	$636
2012	5,958
2013	1,901
2014	2,306
2015	1,893
Thereafter	17,043

Fair Value:

The aggregate fair value of our total debt, based on quoted prices in active markets for identical liabilities, at June 30, 2010, was $32,688 million as compared with the carrying value of $30,030 million. The aggregate fair value of our total debt, based on quoted prices in active markets for identical liabilities, at December 31, 2009, was $20,222 million as compared with the carrying value of $18,990 million.

Interest and Other Expense:

Interest and other expense was:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Interest and other expense, net:
Interest expense, external debt	$444	$309	$822	$614
Acquisition-related financing fees	4	–	251	–
Other (income) / expense, net	(9)	3	(10)	(22)

Total interest and other expense, net	$439	$312	$1,063	$592

Acquisition-related financing fees include hedging and foreign currency impacts associated with the Cadbury acquisition and other fees associated with the Cadbury Bridge Facility.

Note 8.  Capital Stock:

Our articles of incorporation authorize 3.0 billion shares of Class A common stock, 2.0 billion shares of Class B common stock and 500 million shares of preferred stock. There were no Class B common shares or preferred shares issued and outstanding at June 30, 2010. Shares of Class A common stock issued, repurchased and outstanding were:

	Shares Issued	Shares Repurchased	Shares Outstanding

Balance at January 1, 2010	1,735,000,000	(257,115,097)	1,477,884,903
Shares issued	261,537,778	–	261,537,778
Exercise of stock options and issuance of other stock awards	–	4,387,294	4,387,294

Balance at June 30, 2010	1,996,537,778	(252,727,803)	1,743,809,975

In the first six months of 2010, we issued 262 million additional shares of our Common Stock as part of the Cadbury acquisition. The issued stock had a total fair value of $7,457 million based on the average of the high and low market prices on the dates of issuance.

Note 9.  Accumulated Other Comprehensive Earnings / (Losses):

The components of accumulated other comprehensive earnings / (losses) were:

	Currency Translation Adjustments	Pension and Other Benefits	Derivatives Accounted for as Hedges	Total
	(in millions)

Balances at December 31, 2009	$(506)	$(3,550)	$101	$(3,955)
Other comprehensive earnings / (losses), net of income taxes:
Currency translation adjustments	(1,953)	64	–	(1,889)
Amortization of experience losses and prior service costs	–	90	–	90
Settlement losses	–	53	–	53
Net actuarial loss arising during period	–	(91)	–	(91)
Change in fair value of cash flow hedges	–	–	(167)	(167)

Total other comprehensive losses				(2,004)

Balances at June 30, 2010	$(2,459)	$(3,434)	$(66)	$(5,959)

Note 10.  Stock Plans:

Restricted and Deferred Stock:

In January 2010, we granted 1.9 million shares of stock in connection with our long-term incentive plan, and the market value per share was $27.33 on the date of grant. In February 2010, as part of our annual equity program, we issued 2.5 million shares of restricted and deferred stock to eligible employees, and the market value per restricted or deferred share was $29.15 on the date of grant. During the first six months of 2010, we issued an additional 0.8 million shares of restricted and deferred stock, including shares issued to Cadbury employees in the second quarter of 2010 under our annual equity program. The weighted-average market value per restricted or deferred share was $29.54 on the date of grant. In aggregate, we issued 5.2 million restricted and deferred shares during the first six months of 2010, including those issued as part of our long-term incentive plan.

During the first six months of 2010, 3.9 million shares of restricted and deferred stock vested at a market value of $112 million.

Stock Options:

In February 2010, as part of our annual equity program, we granted 15.0 million stock options to eligible employees at an exercise price of $29.15. During the first six months of 2010, we granted an additional 3.0 million stock options, including options granted to Cadbury employees in the second quarter of 2010 under our annual equity program. The weighted-average exercise price was $29.72. In aggregate, we granted 18.0 million stock options in the first six months of 2010.

There were 3.1 million stock options exercised during the first six months of 2010 with a total intrinsic value of $41 million.

Note 11.  Benefit Plans:

Pension Plans

Components of Net Periodic Pension Cost:

Net periodic pension cost consisted of the following for the three and six months ended June 30, 2010 and 2009:

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2010	2009	2010	2009
	(in millions)

Service cost	$35	$39	$41	$15
Interest cost	91	92	99	51
Expected return on plan assets	(124)	(121)	(110)	(58)
Amortization:
Net loss from experience differences	42	40	18	6
Prior service cost	2	1	1	2
Other expenses	14	40	–	–

Net periodic pension cost	$60	$91	$49	$16

	U.S. Plans		Non-U.S. Plans
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)

Service cost	$72	$78	$77	$30
Interest cost	183	184	185	102
Expected return on plan assets	(245)	(242)	(207)	(115)
Amortization:
Net loss from experience differences	85	79	36	11
Prior service cost	3	3	3	3
Other expenses	61	66	–	–

Net periodic pension cost	$159	$168	$94	$31

A significant portion of the 2010 increase in non-U.S. net periodic pension cost related to the Cadbury acquisition. The following costs are included within other expenses above. Severance payments related to our cost savings initiatives and lump-sum payments made to retired employees resulted in settlement losses under our U.S. plans of $14 million for the three months and $56 million for the six months ended June 30, 2010, and $40 million for the three months and $66 million for the six months ended June 30, 2009. Our U.S. plans also incurred a $5 million curtailment charge in the first quarter of 2010 related to the divestiture of our Frozen Pizza business.

Employer Contributions:

We make contributions to our U.S. and non-U.S. pension plans, primarily to the extent that they are tax deductible and do not generate an excise tax liability. During the first six months of 2010, we contributed $24 million to our U.S. plans and $132 million to our non-U.S. plans. Based on current tax law, we plan to make further contributions of approximately $30 million to our U.S. plans and approximately $150 million to our non-U.S. plans during the remainder of 2010. However, our actual contributions may differ due to many factors, including changes in tax and other benefit laws, or significant differences between expected and actual pension asset performance or interest rates.

Postretirement Benefit Plans

Net postretirement health care costs consisted of the following for the three and six months ended June 30, 2010 and 2009:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)

Service cost	$10	$10	$20	$19
Interest cost	44	43	86	87
Amortization:
Net loss from experience differences	14	11	27	22
Prior service credit	(8)	(8)	(16)	(16)

Net postretirement health care costs	$60	$56	$117	$112

Postemployment Benefit Plans Net postemployment costs consisted of the following for the three and six months ended June 30, 2010 and 2009:
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)

Service cost	$1	$2	$4	$4
Interest cost	2	–	4	3
Amortization of net losses	–	4	–	3
Other credits, net	–	(7)	–	(7)

Net postemployment costs	$3	$(1)	$8	$3

The following items are included in other credits above. We incurred severance charges of $25 million during the second quarter of 2009 related to our Kraft Foods Europe Reorganization. We also reversed $32 million of severance charges in the second quarter of 2009 related to our Restructuring Program as we sold a plant in Spain that we previously announced we would close under the program.

Note 12.  Financial Instruments:

Fair Value of Derivative Instruments:

The fair values of derivative instruments recorded in the condensed consolidated balance sheet as of June 30, 2010 and December 31, 2009 were:

	June 30, 2010		December 31, 2009
	Asset	Liability	Asset	Liability
	Derivatives	Derivatives	Derivatives	Derivatives
	(in millions)

Derivatives designated as hedging instruments:
Foreign exchange contracts	$15	$108	$8	$158
Commodity contracts	33	23	25	14
Interest rate contracts	10	107	153	–

	$58	$238	$186	$172

Derivatives not designated as hedging instruments:
Foreign exchange contracts	$66	$114	$2	$–
Commodity contracts	102	104	71	62
Interest rate contracts	60	22	–	–

	$228	$240	$73	$62

Total fair value	$286	$478	$259	$234

The majority of the increase in derivatives not designated as hedging instruments was a result of the Cadbury acquisition as we did not re-designate them for hedge accounting. We include the fair value of our asset derivatives within other current assets and the fair value of our liability derivatives within other current liabilities.

The fair values (asset / (liability)) of our derivative instruments at June 30, 2010 were determined using:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Total	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(in millions)

Foreign exchange contracts	$(141)	$–	$(141)	$–
Commodity contracts	8	(3)	11	–
Interest rate contracts	(59)	–	(59)	–

Total derivatives	$(192)	$(3)	$(189)	$–

Cash Flow Hedges:

Cash flow hedges affected accumulated other comprehensive earnings / (losses), net of income taxes, as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in millions)

Accumulated gain / (loss) at beginning of period	$68	$(5)	$101	$(23)
Transfer of realized (gains) / losses in fair value to earnings	(3)	54	(6)	89
Unrealized loss in fair value	(131)	(20)	(161)	(37)

Accumulated gain / (loss) at June 30	$(66)	$29	$(66)	$29

The effects of cash flow hedges for the three and six months ended June 30, 2010 and 2009 were:

	For the Three Months Ended		For the Three Months Ended
	June 30, 2010		June 30, 2009
		(Gain) / Loss		(Gain) / Loss
	Gain / (Loss)	Reclassified	Gain / (Loss)	Reclassified
	Recognized	from AOCI	Recognized	from AOCI
	in OCI	into Earnings	in OCI	into Earnings
	(in millions)

Foreign exchange contracts – intercompany loans	$(2)	$–	$1	$–
Foreign exchange contracts – forecasted transactions	13	(7)	(38)	(5)
Commodity contracts	8	4	(4)	59
Interest rate contracts	(150)	–	21	–

Total	$(131)	$(3)	$(20)	$54

	For the Six Months Ended		For the Six Months Ended
	June 30, 2010		June 30, 2009
		(Gain) / Loss		(Gain) / Loss
	Gain / (Loss)	Reclassified	Gain / (Loss)	Reclassified
	Recognized	from AOCI	Recognized	from AOCI
	in OCI	into Earnings	in OCI	into Earnings
	(in millions)

Foreign exchange contracts – intercompany loans	$1	$–	$1	$–
Foreign exchange contracts – forecasted transactions	25	(14)	(23)	(27)
Commodity contracts	(3)	7	(36)	116
Interest rate contracts	(184)	1	21	–

Total	$(161)	$(6)	$(37)	$89

	For the Three Months Ended June 30, 2010		For the Three Months Ended June 30, 2009
	Gain / (Loss) on Ineffectiveness Recognized in Earnings	Gain / (Loss) on Amount Excluded from Effectiveness Testing Recognized in Earnings	Gain / (Loss) on Ineffectiveness Recognized in Earnings	Gain / (Loss) on Amount Excluded from Effectiveness Testing Recognized in Earnings
(in millions)

Foreign exchange contracts – intercompany loans	$–	$–	$–	$–
Foreign exchange contracts – forecasted transactions	–	–	–	–
Commodity contracts	–	–	4	–
Interest rate contracts	–	–	–	–

Total	$–	$–	$4	$–

	For the Six Months Ended June 30, 2010		For the Six Months Ended June 30, 2009
	Gain / (Loss) on Ineffectiveness Recognized in Earnings	Gain / (Loss) on Amount Excluded from Effectiveness Testing Recognized in Earnings	Gain / (Loss) on Ineffectiveness Recognized in Earnings	Gain / (Loss) on Amount Excluded from Effectiveness Testing Recognized in Earnings
(in millions)

Foreign exchange contracts – intercompany loans	$–	$–	$–	$–
Foreign exchange contracts – forecasted transactions	–	–	–	–
Commodity contracts	(9)	(1)	2	–
Interest rate contracts	–	–	–	–

Total	$(9)	$(1)	$2	$–

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

We expect to transfer unrealized gains of $4 million (net of taxes) for commodity cash flow hedges, unrealized gains of $18 million (net of taxes) for foreign currency cash flow hedges and unrealized losses of $1 million (net of taxes) for interest rate cash flow hedges to earnings during the next 12 months.

Hedge Coverage:

As of June 30, 2010, we had hedged forecasted transactions for the following durations:

•	commodity transactions for periods not exceeding the next 18 months;
•	interest rate transactions for periods not exceeding the next 32 years and 10 months; and
•	foreign currency transactions for periods not exceeding the next 19 months.

Fair Value Hedges:

The effects of fair value hedges for the three and six months ended June 30, 2010 and 2009 were:

	For the Three Months Ended June 30, 2010		For the Three Months Ended June 30, 2009
	Gain / (Loss) Recognized in Income on Derivatives	Gain / (Loss) Recognized in Income on Borrowings	Gain / (Loss) Recognized in Income on Derivatives	Gain / (Loss) Recognized in Income on Borrowings
	(in millions)

Interest rate contracts	$(2)	$2	$(1)	$1

	For the Six Months Ended June 30, 2010		For the Six Months Ended June 30, 2009
	Gain / (Loss) Recognized in Income on Derivatives	Gain / (Loss) Recognized in Income on Borrowings	Gain / (Loss) Recognized in Income on Derivatives	Gain / (Loss) Recognized in Income on Borrowings
	(in millions)

Interest rate contracts	$3	$(3)	$(1)	$1

We include the gain or loss on hedged long-term debt and the offsetting loss or gain on the related interest rate swap in interest and other expense, net.

Hedges of Net Investments in Foreign Operations:

The effects of hedges of net investments in foreign operations for the three and six months ended June 30, 2010 and 2009 were:

	Gain / (Loss) Recognized in OCI				Location of Gain / (Loss) Recorded in AOCI
	For the Three Months Ended June 30, 2010	For the Three Months Ended June 30, 2009	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009
	(in millions)

Euro notes	$231	$(143)	$378	$(12)	Currency Translation Adjustment
Economic Hedges: The effects of economic hedges, derivatives that are not designated as hedging instruments, for the three and six months ended June 30, 2010 and 2009 were:
	Gain / (Loss) Recognized in Earnings				Location of Gain / (Loss) Recognized in Earnings
	For the Three Months Ended June 30, 2010	For the Three Months Ended June 30, 2009	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009
	(in millions)

Foreign exchange contracts:
Intercompany loans and forecasted interest payments	$17	$11	$23	$(8)	Interest expense
Forecasted transactions	1	(7)	2	(6)	Cost of sales
Forecasted transactions	–	–	(17)	–	Interest expense
Cadbury acquisition related	–	–	(395)	–	Interest expense
Interest rate contracts	(4)	–	5	–	Interest expense
Commodity contracts	35	(10)	11	16	Cost of sales

Total	$49	$(6)	$(371)	$2

The hedging losses related to the Cadbury acquisition were economically offset by foreign exchange movement net gains of $240 million on the British pound cash, Cadbury Bridge Facility and payable balances associated with the acquisition. See our consolidated financial statements for the year ended December 31, 2009 for additional information on our purpose for entering into derivatives not designated as hedging instruments and our overall risk management strategies.

Volume:
As of June 30, 2010 and December 31, 2009, we had the following outstanding hedges:
		Notional Amount
		June 30, 2010	December 31, 2009
		(in millions)

	Foreign exchange contracts:
	Intercompany loans and forecasted interest payments	$4,823	$1,376
	Forecasted transactions	2,226	631
	Commodity contracts	1,191	1,832
	Interest rate contracts	5,272	2,350
	Net investment hedge – euro notes	3,488	4,081

Note 13.  Commitments and Contingencies:

Legal Proceedings:

We routinely are involved in legal proceedings, claims and governmental inspections or investigations (“Legal Matters”) arising in the ordinary course of our business. Currently, we do not believe that the ultimate costs to resolve any of the Legal Matters will have a material effect on our financial results.

Third-Party Guarantees:

We have third-party guarantees primarily covering the long-term obligations of our vendors. As part of those transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At June 30, 2010, the carrying amount of our third-party guarantees on our condensed consolidated balance sheet and the maximum potential payment under these guarantees was $29 million. Substantially all of these guarantees expire at various times through 2018.

Leases:

As of June 30, 2010, minimum rental commitments under non-cancelable operating leases in effect at quarter-end were (in millions):

	2011	$381
	2012	378
	2013	239
	2014	170
	2015	125
	Thereafter	314

Note 14.  Income Taxes:

As of January 1, 2010, our unrecognized tax benefits were $829 million. If we had recognized all of these benefits, the net impact on our income tax provision would have been $661 million. Our unrecognized tax benefits were $1,155 million at June 30, 2010, and if we had recognized all of these benefits, the net impact to our income tax provision would have been $887 million. The amount of unrecognized tax benefits could decrease by approximately $50 million during the next 12 months due to the potential resolution of certain foreign, U.S. federal and state examinations. Furthermore, we recorded $301 million of unrecognized tax benefits and $35 million of accrued interest and penalties as part of our purchase price allocations for Cadbury, which are subject to revision when the purchase price allocations are finalized in the third quarter of 2010. We include accrued interest and penalties related to uncertain tax positions in our tax provision. We had accrued interest and penalties of $210 million as of January 1, 2010 and $213 million as of June 30, 2010.

The changes in our unrecognized tax benefits for the six months ended June 30, 2010 and 2009 were (in millions):

	2010	2009

January 1	$829	$807
Increases from positions taken during prior periods	7	25
Decreases from positions taken during prior periods	(78)	(55)
Increases from positions taken during the current period	145	75
Increases from acquisition adjustments	301	–
Decreases relating to settlements with taxing authorities	(3)	(10)
Reductions resulting from the lapse of the applicable statute of limitations	(11)	(7)
Currency / other	(35)	13

June 30	$1,155	$848

The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities consisted of the following at June 30, 2010 and December 31, 2009:
	June 30, 2010	December 31, 2009
	(in millions)

Deferred income tax assets:
Accrued postretirement and postemployment benefits	$1,351	$1,472
Accrued pension costs	701	456
Other	1,828	1,997

Total deferred income tax assets	3,880	3,925

Valuation allowance	(264)	(97)

Net deferred income tax assets	$3,616	$3,828

Deferred income tax liabilities:
Trade names	$(7,349)	$(4,431)
Property, plant and equipment	(2,000)	(2,029)
Other	(640)	(1,055)

Total deferred income tax liabilities	(9,989)	(7,515)

Net deferred income tax liabilities	$(6,373)	$(3,687)

Note 15. Earnings Per Share: Basic and diluted EPS were calculated using the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions, except per share data; 2009 revised)

Earnings from continuing operations	$939	$781	$1,188	$1,384
Earnings and gain from discontinued operations, net of income taxes	–	48	1,644	107

Net earnings	939	829	2,832	1,491

Noncontrolling interest	2	2	12	4

Net earnings attributable to Kraft Foods	$937	$827	$2,820	$1,487

Weighted-average shares for basic EPS	1,747	1,478	1,681	1,476
Plus incremental shares from assumed conversions of stock options and long-term incentive plan shares	5	6	5	8

Weighted-average shares for diluted EPS	1,752	1,484	1,686	1,484

Basic earnings per share attributable to Kraft Foods:
Continuing operations	$0.54	$0.53	$0.70	$0.93
Discontinued operations	–	0.03	0.98	0.08

Net earnings attributable to Kraft Foods	$0.54	$0.56	$1.68	$1.01

Diluted earnings per share attributable to Kraft Foods:
Continuing operations	$0.53	$0.53	$0.70	$0.93
Discontinued operations	–	0.03	0.97	0.07

Net earnings attributable to Kraft Foods	$0.53	$0.56	$1.67	$1.00

We exclude antidilutive Kraft Foods stock options from our calculation of weighted-average shares for diluted EPS. We excluded 31.1 million antidilutive stock options for the three months and 33.9 million antidilutive stock options for the six months ended June 30, 2010, and we excluded 23.8 million antidilutive stock options for the three months and six months ended June 30, 2009.

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

Segment data were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions; 2009 revised)

Net revenues:
Kraft Foods North America:
U.S. Beverages	$886	$836	$1,707	$1,619
U.S. Cheese	797	887	1,642	1,781
U.S. Convenient Meals	839	826	1,609	1,561
U.S. Grocery	923	973	1,739	1,791
U.S. Snacks	1,516	1,288	2,908	2,485
Canada & N.A. Foodservice	1,200	986	2,244	1,858
Kraft Foods Europe	2,793	2,083	5,502	4,011
Kraft Foods Developing Markets	3,299	1,902	6,220	3,654

Net revenues	$12,253	$9,781	$23,571	$18,760

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions; 2009 revised)

Earnings from continuing operations before income taxes:
Operating income:
Kraft Foods North America:
U.S. Beverages	$178	$148	$350	$310
U.S. Cheese	136	166	270	297
U.S. Convenient Meals	101	84	185	145
U.S. Grocery	357	339	643	601
U.S. Snacks	240	205	447	334
Canada & N.A. Foodservice	175	127	275	199
Kraft Foods Europe	335	208	624	354
Kraft Foods Developing Markets	429	253	788	460
Unrealized gains / (losses) on hedging activities	22	34	(16)	121
Certain U.S. pension plan costs	(25)	(54)	(81)	(94)
General corporate expenses	(187)	(51)	(485)	(87)
Amortization of intangibles	(60)	(3)	(93)	(9)

Operating income	1,701	1,456	2,907	2,631
Interest and other expense, net	439	312	1,063	592

Earnings from continuing operations before income taxes	$1,262	$1,144	$1,844	$2,039

Unrealized Gains / (Losses) on Hedging Activities – We recognized gains on the change in unrealized hedging positions of $22 million for the three months and losses of $16 million for the six months ended June 30, 2010, and gains of $34 million for the three months and $121 million for the six months ended June 30, 2009.

General Corporate Expenses – The 2010 increase in general corporate expenses was primarily due to acquisition-related transaction fees, Integration Program costs and the impact of Cadbury’s corporate charges.

Restructuring Costs – We incurred charges under the Integration Program of $149 million for the three months and $192 million for the six months ended June 30, 2010. We recorded these charges in operations, primarily within general corporate expenses and the segment operating income of Kraft Foods Europe and Kraft Foods Developing Markets. We also incurred charges associated with our cost savings initiatives of $42 million for the three months and $76 million for the six months ended June 30, 2010. We recorded these charges in operations, primarily within general corporate expenses and the segment operating income of Kraft Foods Europe and Canada & N.A. Foodservice.

Total assets by segment were:

	June 30, 2010	December 31, 2009
	(in millions)

Total assets:
Kraft Foods North America:
U.S. Beverages	$2,348	$2,382
U.S. Cheese	4,519	4,589
U.S. Convenient Meals	2,046	3,063
U.S. Grocery	5,633	5,565
U.S. Snacks	22,969	16,418
Canada & N.A. Foodservice	6,552	5,051
Kraft Foods Europe	24,054	16,073
Kraft Foods Developing Markets	19,831	11,087
Unallocated assets (1)	3,638	2,486

Total assets	$91,590	$66,714

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

Net revenues by consumer sector, which includes Kraft macaroni and cheese dinners in the Convenient Meals sector and the separation of Canada & N.A. Foodservice, Kraft Foods Europe and Kraft Foods Developing Markets into sector components, were:

	For the Three Months Ended June 30, 2010
	Kraft Foods North America	Kraft Foods Europe	Kraft Foods Developing Markets	Total
	(in millions)

Biscuits (1)	$1,398	$660	$673	$2,731
Confectionery (1)	469	1,138	1,566	3,173
Beverages	1,022	582	668	2,272
Cheese	1,181	240	216	1,637
Grocery	916	94	144	1,154
Convenient Meals	1,175	79	32	1,286

Total net revenues	$6,161	$2,793	$3,299	$12,253

	For the Three Months Ended June 30, 2009
	Kraft Foods North America	Kraft Foods Europe	Kraft Foods Developing Markets	Total
	(in millions; as revised)

Biscuits (1)	$1,446	$596	$595	$2,637
Confectionery (1)	67	480	398	945
Beverages	965	579	537	2,081
Cheese	1,212	241	198	1,651
Grocery	950	103	144	1,197
Convenient Meals	1,156	84	30	1,270

Total net revenues	$5,796	$2,083	$1,902	$9,781

	For the Six Months Ended June 30, 2010
	Kraft Foods North America	Kraft Foods Europe	Kraft Foods Developing Markets	Total
	(in millions)

Biscuits (1)	$2,763	$1,216	$1,275	$5,254
Confectionery (1)	777	2,338	2,949	6,064
Beverages	1,962	1,169	1,239	4,370
Cheese	2,392	482	425	3,299
Grocery	1,663	168	271	2,102
Convenient Meals	2,292	129	61	2,482

Total net revenues	$11,849	$5,502	$6,220	$23,571

	For the Six Months Ended June 30, 2009
	Kraft Foods North America	Kraft Foods Europe	Kraft Foods Developing Markets	Total
	(in millions; as revised)

Biscuits (1)	$2,780	$1,116	$1,133	$5,029
Confectionery (1)	113	1,020	859	1,992
Beverages	1,846	1,104	958	3,908
Cheese	2,419	462	388	3,269
Grocery	1,702	175	260	2,137
Convenient Meals	2,235	134	56	2,425

Total net revenues	$11,095	$4,011	$3,654	$18,760

(1)       Biscuits and Confectionery were previously reported combined and known as Snacks. With the Cadbury acquisition, the Biscuits and Confectionery sectors have been separately broken out. The Biscuits sector primarily includes Cookies, Crackers and Nuts. The Confectionery sector primarily includes Chocolate, Gum and Candy.

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

Executive Summary

This executive summary provides significant highlights of the Discussion and Analysis that follows.

•	Net revenues increased 25.3% to $12.3 billion in the second quarter of 2010 and increased 25.6% to $23.6 billion in the first six months of 2010 as compared to the same periods in the prior year.

•

Diluted EPS attributable to Kraft Foods decreased 5.4% to $0.53 in the second quarter of 2010 and increased 67.0% to $1.67 in the first six months of 2010 as compared to the same periods in the prior year.

•

Diluted EPS attributable to Kraft Foods from continuing operations remained unchanged at $0.53 in the second quarter of 2010 and decreased 24.7% to $0.70 in the first six months of 2010 as compared to the same periods in the prior year.

•

On February 2, 2010, we had received acceptances to our offer of 71.73% of the outstanding ordinary shares of Cadbury. From February 2, 2010 through June 1, 2010, we acquired the remaining 28.27% of Cadbury’s Shares. In acquiring Cadbury, we issued 262 million shares of our Common Stock and paid $10.9 billion in cash.

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

Discussion and Analysis

Items Affecting Comparability of Financial Results

Acquisitions and Divestitures

Cadbury Acquisition:

On January 19, 2010, we announced the terms of our final offer for each outstanding ordinary share of Cadbury Limited (formerly, Cadbury plc) (“Cadbury”), including each ordinary share represented by an American Depositary Share (“Cadbury ADS”), and the Cadbury Board of Directors recommended that Cadbury shareholders accept the terms of the final offer. On February 2, 2010, all of the conditions to the offer were satisfied or validly waived, the initial offer period expired and a subsequent offer period immediately began. At that point, we had received acceptances of 71.73% of the outstanding Cadbury ordinary shares, including those represented by Cadbury ADSs (“Cadbury Shares”). As of June 1, 2010, we owned 100% of all outstanding Cadbury Shares. We believe the combination of Kraft Foods and Cadbury will create a global snacks powerhouse and an unrivaled portfolio of brands people love.

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

The EU Commission required, as a condition of the offer, that we divest the Cadbury confectionery operations in Poland and Romania. In June 2010, we entered into an agreement to divest the confectionery operations in Poland, and we expect the sale to close in the third quarter of 2010. In July 2010, we entered into an agreement to divest the confectionery operations in Romania, and we expect the sale to close in the third quarter of 2010. Both sales are subject to customary closing conditions, including regulatory approvals. The estimated impacts of these divestitures were reflected as adjustments to the purchase price allocations.

As part of our Cadbury acquisition, we expensed and incurred transaction related fees of $12 million for the three months and $215 million for the six months ended June 30, 2010. We recorded these expenses within marketing, administration and research costs. We also incurred acquisition financing fees of $96 million in the first quarter of 2010. We recorded these expenses within interest and other expense, net.

Cadbury contributed net revenues of $3,922 million and net earnings of $175 million from February 2, 2010 through June 30, 2010. The following unaudited pro forma summary presents Kraft Foods’ consolidated information as if Cadbury had been acquired on January 1, 2009. These amounts were calculated after conversion to accounting principles generally accepted in the United States of America (“U.S. GAAP”), applying our accounting policies, and adjusting Cadbury’s results to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment, and intangible assets had been applied from January 1, 2009, together with the consequential tax effects. These adjustments also reflect the additional interest expense incurred on the debt to finance the purchase.

	Pro forma for the Three Months Ended June 30,	Pro forma for the Six Months Ended June 30,
	2009	2010	2009
	(in millions)

Net revenues	$11,887	$24,252	$22,870
Net earnings attributable to Kraft Foods	663	2,533	1,251

On February 2, 2010, we acquired 71.73% of Cadbury’s Shares for $13.1 billion and the value attributed to noncontrolling interests was $5.4 billion. From February 2, 2010 through June 1, 2010, we acquired the remaining 28.27% of Cadbury’s Shares for $5.4 billion. We had a $38 million gain on noncontrolling interest acquired and recorded it within additional paid in capital.

Our February 2, 2010 Cadbury acquisition was valued at $18,547 million, or $17,500 million net of cash and cash equivalents. As part of that acquisition, we acquired the following assets and assumed the following liabilities (in millions):

Receivables (1)	$1,324
Inventories	1,298
Other current assets	703
Property, plant and equipment	3,365
Goodwill (2)	9,431
Intangible assets (3)	12,723
Other assets	221
Short-term borrowings	(1,206)
Accounts payable	(1,689)
Other current liabilities	(1,602)
Long-term debt	(2,432)
Deferred income taxes	(2,884)
Accrued pension costs	(795)
Other liabilities	(957)

(1)	The gross amount due under the receivables we acquired is $1,402 million, of which $78 million is expected to be uncollectable
(2)	Goodwill will not be deductible for statutory tax purposes and is attributable to Cadbury’s workforce and the significant synergies we expect from the acquisition.
(3)	$10.1 billion of the intangible assets acquired are expected to be indefinite lived.

The above amounts represent the allocation of purchase price and are subject to revision when appraisals are finalized, which will occur during the third quarter of 2010.

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

Summary results of operations for the Frozen Pizza business through June 30, 2010 were:

	For the Three Months Ended	For the Six Months Ended
	June 30,	June 30,	June 30,
	2009	2010	2009
	(in millions)

Net revenues	$381	$335	$798

Earnings before income taxes	75	73	168
Provision for income taxes	(27)	(25)	(61)
Gain on discontinued operations, net of income taxes	–	1,596	–

Earnings and gain from discontinued operations, net of income taxes	$48	$1,644	$107

Earnings before income taxes as presented exclude associated allocated overheads of $25 million for the six months ended June 30, 2010, $26 million for the three months ended June 30, 2009 and $53 million for the six months ended June 30, 2009.

The 2010 gain on discontinued operations from the sale of the Frozen Pizza business included tax expense of $1.2 billion.

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

The operating results of these divestitures were not material to our financial results in any of the periods presented, neither individually nor in the aggregate.

Restructuring Costs

Integration Program:

We believe our combination with Cadbury has the potential for meaningful revenue synergies over time from investments in distribution, marketing and product development. In addition, we expect to realize annual costs savings of at least $750 million by the end of the third year following completion of the acquisition; this represents an increase of $75 million over our previous expectation. In order to achieve these synergies and cost savings, we expect to incur total integration charges of approximately $1.5 billion in the first three years following the acquisition to combine and integrate the two businesses (the “Integration Program”), which also represents an increase over our previous expectation of approximately $1.3 billion.

Integration Program costs include the costs associated with combining our operations with Cadbury’s and are separate from the costs related to the acquisition. We incurred charges under the Integration Program of $149 million for the three months and $192 million for the six months ended June 30, 2010. We recorded these charges in operations, primarily within general corporate expenses and the segment operating income of Kraft Foods Europe and Kraft Foods Developing Markets. At June 30, 2010, we had an accrual of $241 million related to the Integration Program.

During the second quarter of 2010, we evaluated Cadbury’s Vision into Action (“VIA”) restructuring program and began managing it within our overall Integration Program. Cadbury initiated the VIA restructuring program in 2007 and planned to run it through 2011. Accordingly, we acquired an accrual of $248 million relating to charges taken in previous periods. In evaluating their program as part of our corporate strategies and our integration plans, we included the remaining charges within our overall Integration Program. As we move forward on a combined company basis, we do not intend to manage these programs separately.

Cost Savings Initiatives:

Cost savings initiatives generally include exit, disposal and other project savings costs. We incurred charges associated with our cost savings initiatives of $42 million for the three months and $76 million for the six months ended June 30, 2010. We recorded these charges in operations, primarily within general corporate expenses and the segment operating income of Kraft Foods Europe and Canada & N.A. Foodservice. These charges primarily included other project savings costs associated with the Kraft Foods Europe Reorganization. Even though other project savings costs were directly attributable to exit and disposal costs, they did not qualify for special accounting treatment as exit or disposal activities.

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

Since the inception of the Restructuring Program, we have paid cash for $1.7 billion of the $2.0 billion in expected cash payments, including $41 million paid in the first six months of 2010. At June 30, 2010, we had accrued $196 million related to the Restructuring Program.

Provision for Income Taxes

Our effective tax rate was 25.6% in the second quarter of 2010 and 35.6% in the first six months of 2010. Our second quarter 2010 effective tax rate included net tax benefits of $104 million, primarily resulting from the resolution of a federal tax audit and several items in our international operations. For the first six months of 2010, our effective tax rate included net tax benefits of $32 million, primarily due to the second quarter resolution of a federal tax audit, the tax impacts of the highly inflationary accounting adjustments related to our Venezuelan subsidiaries, and the resolution of several items in our international operations, partially offset by a $137 million write-off of deferred tax assets as a result of the U.S. health care legislation enacted in March 2010.

Our effective tax rate was 31.7% in the second quarter of 2009 and 32.1% in the first six months of 2009. Our second quarter 2009 effective tax rate included net tax benefits of $37 million, primarily resulting from the resolution of state tax audits and several items in our international operations. For the first six months of 2009, our effective tax rate included net tax benefits of $62 million, primarily resulting from the resolution of tax audits and outstanding items in our international operations, and corrections of federal, state and foreign deferred taxes in the first quarter.

Consolidated Results of Operations

The following discussion compares our consolidated results of operations for the three months ended June 30, 2010 and 2009 and for the six months ended June 30, 2010 and 2009.

Three Months Ended June 30:

	For the Three Months Ended
	June 30,
	2010	2009	$ change	% change
	(in millions, except per share data; 2009 revised)

Net revenues	$12,253	$9,781	$2,472	25.3%

Operating income	1,701	1,456	245	16.8%

Earnings from continuing operations	939	781	158	20.2%

Net earnings attributable to Kraft Foods	937	827	110	13.3%

Diluted earnings per share attributable to Kraft Foods from continuing operations	0.53	0.53	–	0.0%

Diluted earnings per share attributable to Kraft Foods	0.53	0.56	(0.03)	(5.4%	)

Net Revenues – Net revenues increased $2,472 million (25.3%) to $12,253 million in the second quarter of 2010, and organic net revenues increased $197 million (2.0%) to $9,951 million as follows. Please see the Non-GAAP Financial Measures section at the end of this item.

Change in net revenues (by percentage point)
Favorable volume/mix		2.2pp
Lower net pricing		(0.2)pp

Total change in organic net revenues		2.0%
Impact from the Cadbury acquisition		22.8pp
Favorable foreign currency		0.8pp
Impact of divestitures		(0.3)pp

Total change in net revenues		25.3%

Favorable foreign currency increased net revenues by $73 million, due primarily to the strength of the Canadian dollar, Brazilian real, Australian dollar and Russian ruble against the U.S. dollar, partially offset by the strength of the U.S. dollar against the Venezuelan bolivar and euro. The Cadbury acquisition added $2,229 million in net revenues. The balance of the increase in net revenues was driven by favorable volume/mix, partially offset by lower net pricing, primarily in Kraft Foods Europe. The favorable volume/mix impact on revenues was driven primarily by higher base volume across all reportable segments except U.S. Cheese, U.S. Grocery and U.S. Snacks. In addition, the impact of divestitures had an unfavorable impact on revenues.

Operating Income – Operating income increased $245 million (16.8%) to $1,701 million in the second quarter of 2010, due to the following:

	Operating
	Income	Change
	(in millions)	(percentage point)

Operating Income for the Three Months Ended June 30, 2009 (as revised)	$1,456
Change in operating income
Lower input costs	27	2.0pp
Favorable volume/mix	147	9.8pp
Lower net pricing	(19)	(1.3)pp
Increased operating income from the Cadbury acquisition	260	17.8pp
Acquisition-related costs associated with Cadbury	(11)	(0.8)pp
Integration Program costs	(149)	(10.2)pp
Lower marketing, administration and research costs	28	2.1pp
Change in unrealized gains on hedging activities	(12)	(0.7)pp
Lower net reversals of asset impairment and exit costs	(26)	(2.0)pp
Unfavorable foreign currency	(9)	(0.6)pp
Lower losses on divestitures	17	1.3pp
Other, net	(8)	(0.6)pp

Total change in operating income	245	16.8%

Operating Income for the Three Months Ended June 30, 2010	$1,701

Our input costs decreased during the quarter, due to lower manufacturing costs, partially offset by higher raw material costs. The favorable volume/mix was primarily driven by strong contributions from Kraft Foods Developing Markets, Kraft Foods Europe, Canada & N.A. Foodservice, U.S. Beverages and U.S. Convenient Meals. The Cadbury acquisition, net of Integration Program and acquisition-related costs, increased operating income by $100 million. Total marketing, administration and research costs, as recorded in the condensed consolidated statement of earnings, increased $871 million from the second quarter of 2009, but excluding the impacts of divestitures, foreign currency and our Cadbury acquisition (including Integration Program and acquisition-related costs), decreased $28 million over the second quarter of 2009. We recognized gains of $22 million on the change in unrealized hedging positions in the second quarter of 2010, versus gains of $34 million in the second quarter of 2009. During the second quarter of 2009, we reversed $35 million in Restructuring Program charges recorded in prior years and recorded an asset impairment charge of $9 million to write off an investment in Norway. In addition, unfavorable foreign currency decreased operating income by $9 million, due primarily to the strength of the U.S. dollar against the Venezuelan bolivar and euro, which more than offset the strength of the Canadian dollar, Brazilian real and Korean won against the U.S. dollar.

Net Earnings and Diluted Earnings per Share Attributable to Kraft Foods – Net earnings attributable to Kraft Foods of $937 million increased by $110 million (13.3%) in the second quarter of 2010. Diluted EPS attributable to Kraft Foods from continuing operations was $0.53 in the second quarter of 2010, flat to the second quarter of 2009. Diluted EPS attributable to Kraft Foods was $0.53 in the second quarter of 2010, down $0.03 from $0.56 in the second quarter of 2009. These changes were due to the following:

			Diluted EPS

	Diluted EPS Attributable to Kraft Foods for the Three Months Ended June 30, 2009 (as revised)		$0.56
Diluted EPS from discontinued operations			0.03

	Diluted EPS Attributable to Kraft Foods from continuing operations for the Three Months Ended June 30, 2009 (as revised)		0.53

Increases in operations			0.08
	Increases in operations from the Cadbury acquisition		0.11
	Change in unrealized gains on hedging activities		(0.01)
Higher interest and other expense, net (1)			(0.06)
Changes in taxes (2)			0.03
Higher shares outstanding			(0.08)

	Operating EPS(3) for the Three Months Ended June 30, 2010		0.60
Acquisition-related costs			(0.01)
Integration Program costs			(0.06)

	Diluted EPS Attributable to Kraft Foods for the Three Months Ended June 30, 2010		$0.53

(1)    Excludes impacts of acquisition-related interest and other expense, net.

(2)    Includes the impact of the U.S. federal tax audit settlement.

(3)    Please see the Non-GAAP Financial Measures section at the end of this item.

Six Months Ended June 30:
	For the Six Months Ended
	June 30,
	2010	2009	$ change	% change
	(in millions, except per share data; 2009 revised)

Net revenues	$23,571	$18,760	$4,811	25.6%

Operating income	2,907	2,631	276	10.5%

Earnings from continuing operations	1,188	1,384	(196)	(14.2%	)

Net earnings attributable to Kraft Foods	2,820	1,487	1,333	89.6%

Diluted earnings per share attributable to Kraft Foods from continuing operations	0.70	0.93	(0.23)	(24.7%	)

Diluted earnings per share attributable to Kraft Foods	1.67	1.00	0.67	67.0%

Net Revenues – Net revenues increased $4,811 million (25.6%) to $23,571 million in the first six months of 2010, and organic net revenues increased $489 million (2.6%) to $19,194 million as follows. Please see the Non-GAAP Financial Measures section at the end of this item.

Change in net revenues (by percentage point)
Favorable volume/mix	2.6pp
Higher net pricing	–

Total change in organic net revenues	2.6%
Impact from the Cadbury acquisition	20.9pp
Favorable foreign currency	2.4pp
Impact of divestitures	(0.3)pp

Total change in net revenues	25.6%

Favorable foreign currency increased net revenues by $455 million, due primarily to the strength of the Canadian dollar, Brazilian real, Australian dollar, euro, Russian ruble and Polish zloty against the U.S. dollar, partially offset by the strength of the U.S. dollar against the Venezuelan bolivar. The Cadbury acquisition added $3,922 million in net revenues. The balance of the increase in net revenues was driven by favorable volume/mix, which was due primarily to higher volume across all reportable segments except U.S. Cheese, U.S. Grocery and U.S. Snacks. In addition, the impact of divestitures had an unfavorable impact on revenues.

Operating Income – Operating income increased $276 million (10.5%) to $2,907 million in the first six months of 2010, due to the following:

	Operating Income	Change
	(in millions)	(percentage point)
Operating Income for the Six Months Ended June 30, 2009 (as revised)	$2,631
Change in operating income
Lower input costs	186	6.9pp
Favorable volume/mix	290	10.7pp
Lower net pricing	(3)	(0.1)pp
Increased operating income from the Cadbury acquisition	473	18.0pp
Acquisition-related costs associated with Cadbury	(270)	(10.3)pp
Integration Program costs	(192)	(7.3)pp
Higher marketing, administration and research costs	(120)	(4.2)pp
Lower net reversals of asset impairment and exit costs	(26)	(1.1)pp
Change in unrealized gains on hedging activities	(137)	(5.0)pp
Lower losses on divestitures	17	0.7pp
Favorable foreign currency	68	2.6pp
Other, net	(10)	(0.4)pp

Total change in operating income	276	10.5%

Operating Income for the Six Months Ended June 30, 2010	$2,907

Our input costs decreased during the quarter, due to lower manufacturing costs and lower raw material costs. The favorable volume/mix was primarily driven by strong contributions from Kraft Foods Developing Markets, Kraft Foods Europe, U.S. Beverages, U.S. Convenient Meals and Canada & N.A. Foodservice. The Cadbury acquisition, net of Integration Program and acquisition-related costs, increased operating income by $11 million. Total marketing, administration and research costs, as recorded in the condensed consolidated statement of earnings, increased $1,802 million from the first six months of 2009, but excluding the impacts of divestitures, foreign currency and our Cadbury acquisition (including Integration Program and acquisition-related costs), increased $120 million over the first six months of 2009, primarily due to further investments in our brands. We recognized losses of $16 million on the change in unrealized hedging positions in the first six months of 2010, versus gains of $121 million in the first six months of 2009. During the first six months of 2009, we reversed $35 million in Restructuring Program charges recorded in prior years and recorded an asset impairment charge of $9 million to write off an investment in Norway. In addition, favorable foreign currency increased operating income by $68 million, due primarily to the strength of the Canadian dollar, Brazilian real, Korean won, Australian dollar and euro against the U.S. dollar, partially offset by the strength of the U.S. dollar against the Venezuelan bolivar.

Net Earnings and Diluted Earnings per Share Attributable to Kraft Foods – Net earnings attributable to Kraft Foods of $2,820 million increased by $1,333 million (89.6%) in the first six months of 2010. Diluted EPS attributable to Kraft Foods from continuing operations was $0.70 in the first six months of 2010, down 24.7% from $0.93 in the first six months of 2009. Diluted EPS attributable to Kraft Foods was $1.67 in the first six months of 2010, up $0.67 from $1.00 in the first six months of 2009. These changes were due to the following:

Diluted EPS

Diluted EPS Attributable to Kraft Foods for the Six Months Ended June 30, 2009 (as revised)	$1.00
Diluted EPS from discontinued operations	0.07

Diluted EPS Attributable to Kraft Foods from Continuing Operations for the Six Months Ended June 30, 2009 (as revised)	0.93

Increases in operations	0.16
Increases in operations from the Cadbury acquisition	0.18
Change in unrealized gains on hedging activities	(0.06)
Favorable foreign currency	0.03
Higher interest and other expense, net (1)	(0.09)
Changes in taxes (2)	0.07
Higher shares outstanding	(0.12)

Operating EPS(3) for the Six Months Ended June 30, 2010	1.10

Acquisition-related costs	(0.14)
Acquisition-related interest and other expense, net	(0.10)
Integration Program costs	(0.08)
U.S. health care legislation impact on deferred taxes	(0.08)

Diluted EPS Attributable to Kraft Foods from Continuing Operations for the Six Months Ended June 30, 2010	0.70
2010 gain on the divestiture of our Frozen Pizza business	0.94
Diluted EPS from discontinued operations	0.03

Diluted EPS Attributable to Kraft Foods for the Six Months Ended June 30, 2010	$1.67

(1)       Excludes impacts of acquisition-related interest and other expense, net.

(2)       Excludes the impacts of the U.S. health care legislation on deferred taxes and includes the impact of the U.S. federal tax audit settlement.

(3)       Please see the Non-GAAP Financial Measures section at the end of this item.

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

The following discussion compares our operating results of each of our reportable segments for the three months ended June 30, 2010 and 2009, and for the six months ended June 30, 2010 and 2009.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions; 2009 revised)
Net revenues:
Kraft Foods North America:
U.S. Beverages	$886	$836	$1,707	$1,619
U.S. Cheese	797	887	1,642	1,781
U.S. Convenient Meals	839	826	1,609	1,561
U.S. Grocery	923	973	1,739	1,791
U.S. Snacks	1,516	1,288	2,908	2,485
Canada & N.A. Foodservice	1,200	986	2,244	1,858
Kraft Foods Europe	2,793	2,083	5,502	4,011
Kraft Foods Developing Markets	3,299	1,902	6,220	3,654

Net revenues	$12,253	$9,781	$23,571	$18,760

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions; 2009 revised)
Operating income:
Kraft Foods North America:
U.S. Beverages	$178	$148	$350	$310
U.S. Cheese	136	166	270	297
U.S. Convenient Meals	101	84	185	145
U.S. Grocery	357	339	643	601
U.S. Snacks	240	205	447	334
Canada & N.A. Foodservice	175	127	275	199
Kraft Foods Europe	335	208	624	354
Kraft Foods Developing Markets	429	253	788	460
Unrealized gains / (losses) on hedging activities	22	34	(16)	121
Certain U.S. pension plan costs	(25)	(54)	(81)	(94)
General corporate expenses	(187)	(51)	(485)	(87)
Amortization of intangibles	(60)	(3)	(93)	(9)

Operating income	$1,701	$1,456	$2,907	$2,631

In the second quarter of 2010, we changed the consolidation date for certain European Biscuits operations, which are included within our Kraft Foods Europe segment, and certain operations in Asia Pacific, which are included within our Kraft Foods Developing Markets segment. Previously, these operations primarily reported period-end results one month prior to the end of the quarter and now report period-end results two weeks prior to the last Saturday of the quarter. We believe the change is preferable and will improve financial reporting by better matching the close dates of each subsidiary to our other international operating subsidiaries, which operate similarly. This change resulted in a favorable impact to net revenues of approximately $70 million and had an insignificant impact on net earnings. As the impacts to prior period results were not material to our financial results, we have not revised the prior period results for this change.

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

The 2010 increase in general corporate expenses was primarily due to acquisition-related transaction fees, Integration Program costs and the impact of Cadbury’s corporate charges. We incurred charges under the Integration Program of $149 million for the three months and $192 million for the six months ended June 30, 2010. We recorded these charges in operations, primarily within general corporate expenses and the segment operating income of Kraft Foods Europe and Kraft Foods Developing Markets. We also incurred charges associated with our cost savings initiatives of $42 million for the three months and $76 million for the six months ended June 30, 2010. We recorded these charges in operations, primarily within general corporate expenses and the segment operating income of Kraft Foods Europe and Canada & N.A. Foodservice.

U.S. Beverages

	For the Three Months Ended June 30,
	2010	2009	$ change	% change
	(in millions)

Net revenues	$886	$836	$50	6.0%
Segment operating income	178	148	30	20.3%

	For the Six Months Ended June 30,
	2010	2009	$ change	% change
	(in millions)

Net revenues	$1,707	$1,619	$88	5.4%
Segment operating income	350	310	40	12.9%

Three Months Ended June 30:

Net revenues increased $50 million (6.0%), due to favorable volume/mix (6.3 pp; net of a negative 0.3 pp impact due to the shift of Easter-related shipments into first quarter 2010), partially offset by lower net pricing (0.3 pp). The favorable volume/mix impact on net revenue was primarily driven by higher shipments in ready-to-drink beverages, reflecting volume gains in Kool-Aid and Capri Sun, and in coffee, reflecting volume gains in Maxwell House and Starbucks.

Segment operating income increased $30 million (20.3%), due primarily to favorable volume/mix, lower manufacturing costs and lower other selling and administrative costs, partially offset by higher marketing support costs.

Six Months Ended June 30:

Net revenues increased $88 million (5.4%), due to favorable volume/mix (5.2 pp) and higher net pricing (0.2 pp). The favorable volume/mix impact on net revenue was primarily driven by higher shipments in ready-to-drink beverages, reflecting volume gains in Kool-Aid and Capri Sun, and in coffee, reflecting volume gains in Maxwell House and Starbucks.

Segment operating income increased $40 million (12.9%), due primarily to favorable volume/mix, lower manufacturing costs, lower raw material costs and lower other selling and administrative costs, partially offset by higher marketing support costs.

U.S. Cheese

	For the Three Months Ended June 30,
	2010	2009	$ change	% change
	(in millions)

Net revenues	$797	$887	$(90)	(10.1%	)
Segment operating income	136	166	(30)	(18.1%	)

	For the Six Months Ended June 30,
	2010	2009	$ change	% change
	(in millions)

Net revenues	$1,642	$1,781	$(139)	(7.8%	)
Segment operating income	270	297	(27)	(9.1%	)

Three Months Ended June 30:

Net revenues decreased $90 million (10.1%), due to unfavorable volume/mix (11.8 pp; including a negative 1.0 pp impact due to the Easter shift), partially offset by higher net pricing (1.7 pp). The unfavorable volume/mix impact on net revenue was primarily driven by lower shipments across most cheese categories. Higher net pricing was due to input cost-driven pricing, partially offset by increased promotional spending.

Segment operating income decreased $30 million (18.1%), due primarily to higher raw material costs (primarily higher dairy costs), unfavorable volume/mix and higher marketing support costs, partially offset by lower manufacturing costs and higher net pricing.

Six Months Ended June 30:

Net revenues decreased $139 million (7.8%), due to unfavorable volume/mix (7.0 pp) and lower net pricing (0.8 pp). Unfavorable volume/mix was driven by lower shipments in natural cheese, sandwich cheese, cultured and snacking cheese. Lower net pricing was due to increased promotional spending which more than offset input cost-driven pricing.

Segment operating income decreased $27 million (9.1%), due primarily to unfavorable volume/mix, higher raw material costs (primarily higher dairy costs), lower net pricing and higher marketing support costs, partially offset by lower manufacturing costs.

U.S. Convenient Meals

	For the Three Months Ended June 30,
	2010	2009	$ change	% change
	(in millions; 2009 revised)

Net revenues	$839	$826	$13	1.6%
Segment operating income	101	84	17	20.2%

	For the Six Months Ended June 30,
	2010	2009	$ change	% change
	(in millions; 2009 revised)

Net revenues	$1,609	$1,561	$48	3.1%
Segment operating income	185	145	40	27.6%

Three Months Ended June 30:

Net revenues increased $13 million (1.6%), due to favorable volume/mix (2.5 pp; net of a negative 0.3 pp impact due to the Easter shift), partially offset by lower net pricing (0.9 pp). The favorable volume/mix impact on net revenue was primarily driven by higher shipments in cold cuts, hot dogs and Lunchables. Lower net pricing was primarily related to cold cuts and increased promotional spending in Lunchables.

Segment operating income increased $17 million (20.2%), due primarily to lower manufacturing costs, lower other selling and administrative costs and favorable volume/mix, partially offset by higher raw material costs and lower net pricing.

Six Months Ended June 30:

Net revenues increased $48 million (3.1%), due to favorable volume/mix (3.5 pp), partially offset by lower net pricing (0.4 pp). Favorable volume/mix was driven by higher shipments in hot dogs, bacon, cold cuts and Lunchables. Lower net pricing was primarily related to cold cuts and increased promotional spending in Lunchables.

Segment operating income increased $40 million (27.6%), due to lower manufacturing costs, lower other selling and administrative costs and favorable volume/mix, partially offset by higher raw material costs, higher marketing support costs and lower net pricing.

U.S. Grocery

	For the Three Months Ended June 30,
	2010	2009	$ change	% change
	(in millions)

Net revenues	$923	$973	$(50)	(5.1%	)
Segment operating income	357	339	18	5.3%

	For the Six Months Ended June 30,
	2010	2009	$ change	% change
	(in millions)

Net revenues	$1,739	$1,791	$(52)	(2.9%	)
Segment operating income	643	601	42	7.0%

Three Months Ended June 30:

Net revenues decreased $50 million (5.1%), due to unfavorable volume/mix (6.2 pp; including a negative 0.5 pp impact due to the Easter shift), partially offset by higher net pricing (1.1 pp). The unfavorable volume/mix impact on net revenue was primarily driven by lower shipments in pourable dressings, Cool Whip and dry packaged desserts. Higher net pricing was primarily related to Kraft macaroni and cheese dinners and dry packaged desserts, partially offset by increased promotional spending in spoonable dressings and pourable dressings.

Segment operating income increased $18 million (5.3%), due primarily to lower manufacturing costs, higher net pricing, lower raw material costs and lower marketing support costs, partially offset by unfavorable volume/mix.

Six Months Ended June 30:

Net revenues decreased $52 million (2.9%), due to unfavorable volume/mix (3.9 pp), partially offset by higher net pricing (1.0 pp). Unfavorable volume/mix was due primarily to lower shipments in pourable dressings, Cool Whip and dry packaged desserts. Higher net pricing was primarily related to Kraft macaroni and cheese dinners and dry packaged desserts, partially offset by pourable dressings due to increased promotional spending.

Segment operating income increased $42 million (7.0%), due primarily to lower raw material costs, lower manufacturing costs and higher net pricing, partially offset by unfavorable volume/mix.

U.S. Snacks

	For the Three Months Ended June 30,
	2010	2009	$ change	% change
	(in millions)

Net revenues	$1,516	$1,288	$228	17.7%
Segment operating income	240	205	35	17.1%

	For the Six Months Ended June 30,
	2010	2009	$ change	% change
	(in millions)

Net revenues	$2,908	$2,485	$423	17.0%
Segment operating income	447	334	113	33.8%

Three Months Ended June 30:

Net revenues increased $228 million (17.7%), due to our Cadbury acquisition (23.2 pp), partially offset by unfavorable volume/mix (3.5 pp; including a negative 0.4 pp impact due to the Easter shift), the impact of divestitures (1.1 pp) and lower net pricing (0.9 pp). Biscuits net revenues decreased, driven by unfavorable volume/mix and lower net pricing, due primarily to higher promotional spending. Biscuits unfavorable volume/mix was due primarily to lower shipments in crackers (primarily Wheat Thins, Triscuit and Premium) and cookies (primarily Chips Ahoy!). Snack nuts net revenues increased, as favorable volume/mix more than offset lower net pricing.

Segment operating income increased $35 million (17.1%), due primarily to our Cadbury acquisition, lower raw material costs and lower other selling and administrative costs, partially offset by unfavorable volume/mix, lower net pricing, higher marketing support costs and the impact of divestitures.

Six Months Ended June 30:

Net revenues increased $423 million (17.0%), due to our Cadbury acquisition (19.2 pp), partially offset by the impact of divestitures (1.1 pp), lower net pricing (0.9 pp) and unfavorable volume/mix (0.2 pp). Biscuits net revenues decreased, driven by unfavorable volume/mix and lower net pricing. Biscuits unfavorable volume/mix was due primarily to lower shipments in crackers (primarily Wheat Thins, Cheese Nips, Triscuit and Honey Maid) and cookies (primarily Chips Ahoy! and Newtons). Snack nuts net revenues increased, as favorable volume/mix more than offset lower net pricing.

Segment operating income increased $113 million (33.8%), due primarily to our Cadbury acquisition, lower raw material costs, lower manufacturing costs and lower other selling and administrative costs, partially offset by lower net pricing, higher marketing support costs, unfavorable volume/mix and the impact of divestitures.

Canada & N.A. Foodservice

	For the Three Months Ended June 30,
	2010	2009	$ change	% change
	(in millions; 2009 revised)

Net revenues	$1,200	$986	$214	21.7%
Segment operating income	175	127	48	37.8%

	For the Six Months Ended June 30,
	2010	2009	$ change	% change
	(in millions; 2009 revised)

Net revenues	$2,244	$1,858	$386	20.8%
Segment operating income	275	199	76	38.2%

Three Months Ended June 30:

Net revenues increased $214 million (21.7%), due to our Cadbury acquisition (10.1 pp), the significant impact of favorable foreign currency (9.0 pp), favorable volume/mix (2.5 pp) and higher net pricing (0.1 pp). In Canada, net revenues increased, driven by our Cadbury acquisition, favorable foreign currency, and favorable volume/mix, reflecting volume gains in grocery, cheese and convenient meals. In N.A. Foodservice, net revenues increased, driven by favorable foreign currency and higher net pricing, partially offset by lower volume, due to industry wide declines in restaurant traffic.

Segment operating income increased $48 million (37.8%), due primarily to our Cadbury acquisition, favorable volume/mix, lower manufacturing costs, and favorable foreign currency, partially offset by higher raw material costs and higher other selling and administrative costs.

Six Months Ended June 30:

Net revenues increased $386 million (20.8%), due to the significant impact of favorable foreign currency (10.0 pp), our Cadbury acquisition (9.0 pp), favorable volume/mix (1.6 pp) and higher net pricing (0.2 pp). In Canada, net revenues increased, driven by our Cadbury acquisition, favorable foreign currency, favorable volume/mix, reflecting volume gains across most retail businesses, and higher net pricing. In N.A. Foodservice, net revenues increased, driven by favorable foreign currency, partially offset by lower volume, due to industry wide declines in restaurant traffic.

Segment operating income increased $76 million (38.2%), due primarily to favorable foreign currency, lower manufacturing costs, our Cadbury acquisition and favorable volume/mix, partially offset by higher raw material costs and higher other selling and administrative costs.

Kraft Foods Europe

	For the Three Months Ended June 30,
	2010	2009	$ change	% change
	(in millions)

Net revenues	$2,793	$2,083	$710	34.1%
Segment operating income	335	208	127	61.1%

	For the Six Months Ended June 30,
	2010	2009	$ change	% change
	(in millions)

Net revenues	$5,502	$4,011	$1,491	37.2%
Segment operating income	624	354	270	76.3%

Three Months Ended June 30:

Net revenues increased $710 million (34.1%), due to our Cadbury acquisition (31.8 pp) and favorable volume/mix (7.9 pp; including approximately 1.8 pp from the favorable impact of an accounting calendar change for certain European Biscuits operations, net of the negative impact of the Easter shift), partially offset by lower net pricing (2.7 pp), the impact of unfavorable foreign currency (2.6 pp) and the impact of divestitures (0.3 pp). Volume/mix gains in biscuits, chocolate, cheese and coffee, due primarily to higher shipments, drove net revenues higher. Lower net pricing, across all categories, was driven primarily by increased promotional spending. Unfavorable foreign currency primarily reflected the strength of the U.S. dollar against the euro.

Segment operating income increased $127 million (61.1%), due primarily to favorable volume/mix, our Cadbury acquisition, lower manufacturing costs, lower other selling and administrative costs, the 2009 net loss on the divestiture of a plant in Spain and the 2009 asset impairment charge to write-off an investment in Norway. These favorable variances were partially offset by lower net pricing, the 2009 reversal of prior years’ Restructuring Program costs, higher marketing support costs and higher raw material costs.

Six Months Ended June 30:

Net revenues increased $1,491 million (37.2%), due to our Cadbury acquisition (31.2 pp), favorable volume/mix (6.4 pp; including approximately 1.3 pp from the favorable impact of an accounting calendar change for certain European Biscuits operations) and the impact of favorable foreign currency (2.5 pp), partially offset by lower net pricing (2.5 pp) and the impact of divestitures (0.4 pp). Favorable foreign currency primarily reflected the strength of the euro, Swedish krona, Norwegian krone and British pound versus the U.S. dollar. In addition, volume/mix gains in biscuits, chocolate, cheese and coffee, due primarily to higher shipments, drove net revenues higher. These favorable revenue drivers were partially offset by lower net pricing, across all categories, driven primarily by increased promotional spending.

Segment operating income increased $270 million (76.3%), due primarily to favorable volume/mix, our Cadbury acquisition, lower manufacturing costs, lower other selling and administrative costs, favorable foreign currency, the 2009 net loss on the divestiture of a plant in Spain and the 2009 asset impairment charge to write-off an investment in Norway. These favorable variances were partially offset by lower net pricing, the 2009 reversal of prior years’ Restructuring Program costs and higher marketing support costs.

Kraft Foods Europe Reorganization – The reorganization of our European operations to function on a pan-European centralized category management and value chain model was completed in 2009 for our Chocolate, Coffee and Cheese categories. The integration of our European Biscuits business was principally completed in the second quarter of 2010. The European Principal Company (“EPC”) manages the European categories centrally and makes decisions for all aspects of the value chain, except for sales and distribution. The European subsidiaries will execute sales and distribution locally, and the local production companies will act as toll manufacturers on behalf of the EPC. The EPC legal entity has been incorporated as Kraft Foods Europe GmbH in Zurich, Switzerland. As part of the reorganization, we incurred $34 million of other project savings costs during the first six months of 2010 and $56 million of other project savings costs during the first six months of 2009. These charges were recorded within cost of sales and marketing, administration and research costs. Management believes the disclosure of other project savings costs provides readers of our financial statements greater transparency to the total costs of our Kraft Foods Europe Reorganization.

Kraft Foods Developing Markets

	For the Three Months Ended
	June 30,
	2010	2009	$ change	% change
	(in millions)

Net revenues	$3,299	$1,902	$1,397	73.4%
Segment operating income	429	253	176	69.6%

	For the Six Months Ended
	June 30,
	2010	2009	$ change	% change
	(in millions)

Net revenues	$6,220	$3,654	$2,566	70.2%
Segment operating income	788	460	328	71.3%

Three Months Ended June 30:

Net revenues increased $1,397 million (73.4%), due to our Cadbury acquisition (61.4 pp), favorable volume/mix (8.7 pp; including approximately 0.9 pp from the favorable impact of an accounting calendar change for certain operations in Asia Pacific), the impact of favorable foreign currency (1.9 pp) and higher net pricing (1.7 pp), partially offset by the impact of divestitures (0.3 pp). In Central and Eastern Europe, Middle East and Africa, net revenues increased, driven by our Cadbury acquisition, favorable volume/mix across most of the region except for Southeast Europe, favorable foreign currency, partially offset by lower net pricing due to increased promotional spending across the region. In Latin America, net revenues increased, driven by our Cadbury acquisition, favorable volume/mix, primarily in Brazil, higher net pricing across most of the region, partially offset by unfavorable foreign currency and the impact of divestitures. In Asia Pacific, net revenues increased, due to our Cadbury acquisition, favorable volume/mix, which was driven by higher shipments, primarily in China, Australia/New Zealand and Indonesia and favorable foreign currency.

Segment operating income increased $176 million (69.6%), due primarily to our Cadbury acquisition, favorable volume/mix, higher net pricing and lower other selling and administrative costs, partially offset by higher marketing support costs, higher manufacturing costs, unfavorable foreign currency and higher raw material costs.

Six Months Ended June 30:

Net revenues increased $2,566 million (70.2%), due to our Cadbury acquisition (55.4 pp), favorable volume/mix (7.3 pp; including approximately 0.4 pp from the favorable impact of an accounting calendar change for certain operations in Asia Pacific), the impact of favorable foreign currency (4.7 pp), and higher net pricing (3.2 pp), partially offset by the impact of divestitures (0.4 pp). In Central and Eastern Europe, Middle East and Africa, net revenues increased, driven by our Cadbury acquisition, favorable foreign currency, favorable volume/mix across most of the region except for Southeast Europe and higher net pricing across most of the region. In Latin America, net revenues increased, driven by our Cadbury acquisition, favorable volume/mix, primarily in Brazil and higher net pricing across most of the region, partially offset by the impact of divestitures and unfavorable foreign currency. In Asia Pacific, net revenues increased, due primarily to our Cadbury acquisition, favorable volume/mix, which was driven by higher shipments, primarily in China, Indonesia and Australia/New Zealand, and favorable foreign currency.

Segment operating income increased $328 million (71.3%), due primarily to our Cadbury acquisition, favorable volume/mix, higher net pricing and favorable foreign currency. These favorable variances were partially offset by higher marketing support costs, higher manufacturing costs, higher other selling and administrative costs and higher raw material costs.

Venezuela – In the fourth quarter of 2009, the Venezuelan economy was classified as highly inflationary under U.S. GAAP. Effective January 1, 2010, we are accounting for our Venezuelan subsidiaries under highly inflationary accounting rules, which principally means all transactions are recorded in U.S. dollars. Venezuela has three exchange rates: the official rate, the consumer staples rate and the secondary (or parallel) rate. We used both the official rate and the secondary rate to translate our Venezuelan operations into U.S. dollars, based on the nature of the operations of each individual subsidiary. Additionally, we previously carried cash that we had exchanged into U.S. dollars using the secondary market at that rate. Upon the change to highly inflationary accounting, we were then required to translate those U.S. dollars on hand using the official rate, which resulted in a charge of $34 million in the first quarter of 2010.

On January 8, 2010, the Venezuelan government devalued its currency. Accordingly, we were required to revalue our net assets in Venezuela. Through the first six months of 2010, we recorded approximately $65 million of unfavorable foreign currency impacts relating to highly inflationary accounting in Venezuela (which included the one-time impact to translate cash of $34 million). Overall, we expect our 2010 full year operating results to be negatively impacted by approximately $100 to $150 million as a result of the change to highly inflationary accounting and the devaluation of the Venezuelan bolivar.

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

During the first six months of 2010, our aggregate commodity costs increased primarily as a result of cocoa, sugar and dairy costs. In the first six months of 2010, our commodity costs were approximately $20 million higher than the first six months of 2009, including the change in Cadbury’s commodity costs. The costs of grain, oil, cocoa, sugar, energy and dairy accounted for the majority of the overall volatility in prices. Overall, we expect commodity prices to continue to be volatile over the remainder of the year.

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

Net Cash Provided by Operating Activities:

During the first six months of 2010, operating activities provided $779 million net cash, compared with $1,720 million during the first six months of 2009. The decrease in operating cash flows primarily relates to the payment of taxes on the Frozen Pizza divestiture, unfavorable inventory positions and the unfavorable impact of acquisition-related financing fees; partially offset by increased earnings.

During the first six months of 2010, we contributed $24 million to our U.S. pension plans and $132 million to our non-U.S. pension plans. We plan to make further contributions of approximately $30 million to our U.S. plans and approximately $150 million to our non-U.S. plans during the remainder of 2010. We expect to fund these contributions from operations.

Net Cash Used in Investing Activities:

During the first six months of 2010, net cash used in investing activities was $6.8 billion, compared with $431 million in the first six months of 2009. The increase in cash used in investing activities primarily relates to the Cadbury acquisition, partially offset by higher proceeds from divestitures. During the first six months of 2010, we paid $9.8 billion in net cash for the Cadbury acquisition, and we received $3.7 billion in proceeds from the sale of the Frozen Pizza business. During the first six months of 2009, we divested a juice operation in Brazil and a plant in Spain and received $6 million in proceeds.

Capital expenditures, which were funded by operating activities, were $608 million in the first six months of 2010, compared with $474 million in the first six months of 2009. Cadbury accounted for $165 million of the capital expenditures in the first six months of 2010. We expect full-year capital expenditures to be approximately $1.7 billion, including capital expenditures for Cadbury and for systems’ investments. We expect to fund these expenditures from operations.

Net Cash Provided by / (Used in) Financing Activities:

During the first six months of 2010, net cash provided by financing activities was $7.0 billion, compared with $897 million used in the first six months of 2009. The net cash provided by financing activities in the first six months of 2010 primarily related to proceeds from our long-term debt issuance of $9.4 billion, partially offset by $1.3 billion in net repayments of short-term borrowings and $1.2 billion in dividends paid. The net cash used in financing activities in the first six months of 2009 primarily related to $855 million in dividends paid.

In August 2010, $500 million of our long-term debt matures, and in December 2010, £77 million (approximately $115 million) of our long-term debt matures. We expect to fund the repayments with cash from operations or short-term borrowings.

Borrowing Arrangements:

We maintain a revolving credit facility that we have historically used for general corporate purposes, including for working capital purposes, and to support our commercial paper issuances. Our $4.5 billion three-year senior unsecured revolving credit facility expires in November 2012. No amounts have been drawn on the facility.

The revolving credit facility agreement includes a covenant that we maintain a minimum total shareholders’ equity, excluding accumulated other comprehensive earnings / (losses), of at least $28.6 billion. This covenant was increased by $5.6 billion to $28.6 billion due to our Cadbury acquisition. At June 30, 2010, our total shareholders’ equity, excluding accumulated other comprehensive earnings / (losses), was $39.3 billion. We expect to continue to meet this covenant. The revolving credit facility agreement also contains customary representations, covenants and events of default. However, there are no other financial covenants, credit rating triggers or provisions that could require us to post collateral as security.

Cadbury maintained a three-year, £450 million senior unsecured revolving credit facility that we terminated effective June 30, 2010.

In addition to the above, some of our international subsidiaries maintain primarily uncommitted credit lines to meet short-term working capital needs. Collectively, these credit lines amounted to $2.2 billion at June 30, 2010. Borrowings on these lines amounted to $291 million at June 30, 2010 and $191 million at December 31, 2009.

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

Debt:

Our total debt was $30.0 billion at June 30, 2010 and $19.0 billion at December 31, 2009. Our debt-to-capitalization ratio was 0.47 at June 30, 2010 and 0.42 at December 31, 2009. At June 30, 2010, the weighted-average term of our outstanding long-term debt was 9.7 years.

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

The fair value of the long-term debt we acquired as part of our Cadbury acquisition was $2,432 million at February 2, 2010. The acquired debt has the following terms:

•	£77 million (approximately $115 million) total principal notes due December 1, 2010 at a fixed, annual interest rate of 4.875%.
•	C$150 million (approximately $141 million) Canadian bank loan agreement expiring August 30, 2012 at a variable interest rate. The interest rate at June 30, 2010 was 0.735%.
•	$1.00 billion total principal notes due October 1, 2013 at a fixed, annual interest rate of 5.125%.
•	£300 million (approximately $448 million) total principal notes due December 11, 2014 at a fixed, annual interest rate of 5.375%.
•	£350 million (approximately $523 million) total principal notes due July 18, 2018 at a fixed, annual interest rate of 7.250%.

We expect to continue to comply with our long-term debt covenants. Refer to Note 7, Debt, for further details of these debt offerings.

From time to time we refinance long-term and short-term debt. The nature and amount of our long-term and short-term debt and the proportionate amount of each varies as a result of future business requirements, market conditions and other factors. At June 30, 2010, we had approximately $3.0 billion remaining in general long-term financing authority from our Board of Directors.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

We have no off-balance sheet arrangements other than the guarantees and contractual obligations that are discussed below.

Guarantees:

As discussed in Note 13, Commitments and Contingencies, we have third-party guarantees primarily covering the long-term obligations of our vendors. As part of those transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At June 30, 2010, the carrying amount of our third-party guarantees on our condensed consolidated balance sheet and the maximum potential payment under our third-party guarantees was $29 million. Substantially all of these guarantees expire at various times through 2018.

In addition, at June 30, 2010, we had contingent liabilities of $331 million related to guarantees of our own performance. These include letters of credit related to dairy commodity purchases and guarantees related to the payment of custom duties and taxes, and other letters of credit.

Guarantees do not have, and we do not expect them to have, a material effect on our liquidity.

Aggregate Contractual Obligations:

The following table summarizes our contractual obligations at June 30, 2010:

	Payments Due for the year ended June 30,
					2016 and
	Total	2011	2012-13	2014-15	Thereafter
	(in millions)

Long-term debt obligations (1)	$29,676	$624	$7,839	$4,190	$17,023
Interest expense (2)	18,784	1,738	2,965	2,355	11,726
Capital lease obligations (3)	78	16	24	12	26
Operating lease obligations (4)	1,607	381	617	295	314
Purchase obligations: (5)
Inventory and production costs	6,950	5,310	1,290	313	37
Other	1,571	1,096	321	150	4

	8,521	6,406	1,611	463	41
Other long-term liabilities (6)	2,238	224	470	446	1,098

	$60,904	$9,389	$13,526	$7,761	$30,228

(1)	Amounts represent the expected cash payments of our long-term debt obligations and do not include unamortized bond premiums or discounts.
(2)	Amounts represent the expected cash payments of our interest expense on our long-term debt. Interest calculated on our variable-rate debt was forecasted using a LIBOR rate forward curve analysis as of June 30, 2010. Interest calculated on our euro notes was forecasted using the euro to U.S. dollar exchange rate as of June 30, 2010. An insignificant amount of interest expense was excluded from the table for a portion of our foreign debt due to the complexities involved in forecasting expected interest payments.
(3)	Amounts represent the expected cash payments of our capital lease obligations, including the expected cash payments of interest expense of approximately $17 million on our capital leases.
(4)	Operating lease obligations represent the minimum rental commitments under non-cancelable operating leases.
(5)	Purchase obligations for inventory and production costs (such as raw materials, indirect materials and supplies, packaging, co-manufacturing arrangements, storage and distribution) are commitments for projected needs to be utilized in the normal course of business. Other purchase obligations include commitments for marketing, advertising, capital expenditures, information technology and professional services. Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction. Most arrangements are cancelable without a significant penalty and with short notice (usually 30 days). Any amounts reflected on the condensed consolidated balance sheet as accounts payable and accrued liabilities are excluded from the table above.
(6)	Other long-term liabilities primarily consist of estimated future benefit payments for our postretirement health care plans through June 30, 2020 of approximately $2.2 billion. We are unable to reliably estimate the timing of the payments beyond June 30, 2020; accordingly, they are excluded from the above table. In addition, the following long-term liabilities included on the condensed consolidated balance sheet are excluded from the table above: accrued pension costs, income taxes, insurance accruals and other accruals. We are unable to reliably estimate the timing of the payments (or contributions beyond 2010, in the case of accrued pension costs) for these items. We contributed $156 million to our pension plans in the first six months of 2010, and we plan to make further contributions of approximately $180 million during the remainder of the year. We also expect that our net pension cost will increase by approximately $130 million in 2010 to approximately $520 million. As of June 30, 2010, our total liability for income taxes, including uncertain tax positions and associated accrued interest and penalties, was $2.1 billion, of which we expect to pay approximately $855 million in the next 12 months. The IRS recently began its examination of years 2004 through 2006. We are not able to reasonably estimate the timing of future cash flows beyond 12 months due to uncertainties in the timing of this and other tax audit outcomes.

Equity and Dividends

Stock Plans:

In January 2010, we granted 1.9 million shares of stock in connection with our long-term incentive plan, and the market value per share was $27.33 on the date of grant. In February 2010, as part of our annual equity program, we issued 2.5 million shares of restricted and deferred stock to eligible employees, and the market value per restricted or deferred share was $29.15 on the date of grant. During the first six months of 2010, we issued an additional 0.8 million shares of restricted and deferred stock, including shares issued to Cadbury employees in the second quarter of 2010 under our annual equity program. The weighted-average market value per restricted or deferred share was $29.54 on the date of grant. In aggregate, we issued 5.2 million restricted and deferred shares during the first six months of 2010, including those issued as part of our long-term incentive plan.

As part of our annual equity program, we also granted 15.0 million stock options to eligible employees in February 2010 at an exercise price of $29.15. During the first six months of 2010, we granted an additional 3.0 million stock options, including options granted to Cadbury employees in the second quarter of 2010 under our annual equity program. The weighted-average exercise price was $29.72. In aggregate, we granted 18.0 million stock options in the first six months of 2010.

Dividends:

We paid dividends of $1,156 million in the first six months of 2010 and $855 million in the first six months of 2009. The 35.2% increase reflects an increase in shares outstanding due to the Cadbury acquisition and the $224 million payment of a ten pence per share dividend that Cadbury declared and accrued on the Cadbury Shares that were outstanding at the time of the acquisition. The present annualized dividend rate is $1.16 per common share. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.

Outlook

We adjusted our forecast for 2010 organic net revenue growth to 3 to 4% from prior guidance of approximately 4% for Kraft Foods. The change in outlook reflects an aggressive promotional environment in certain U.S. categories.

We also confirmed our guidance for 2010 diluted EPS of at least $2.35 and Operating EPS of at least $2.00. This guidance reflects the combination of stronger-than-expected year-to-date profit performance, greater-than-anticipated synergies from the integration of Cadbury, investments in brand-building activities and additional actions that will drive top-tier growth.

Please see the Non-GAAP Financial Measures section below.

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

Contingencies

See Note 13, Commitments and Contingencies, and Part II, Item 1. Legal Proceedings for a discussion of contingencies.

Non-GAAP Financial Measures

We use the non-U.S. GAAP financial measure “organic net revenues” and corresponding growth ratios. The difference between “organic net revenues” and “net revenues,” which is the most comparable U.S. GAAP financial measure, is that organic net revenues excludes the impact of acquisitions, divestitures and currency. Management uses organic net revenues to budget, make operating and strategic decisions and evaluate our performance. We have disclosed this measure so that you have the same financial data that management uses with the intention of assisting you in making comparisons to our historical operating results and analyzing our underlying performance. Our management believes that organic net revenues better reflect the underlying growth from the ongoing activities of our business and provide improved comparability of results because they exclude the impact of fluctuations in foreign currency exchange rates, which are not under our control, and also exclude the one-time impacts of acquisitions and divestitures on net revenues. The limitation of this measure is that it excludes items that have an impact on net revenues. The best way that this limitation can be addressed is by using organic net revenues in combination with our U.S. GAAP reported net revenues. Our management believes that the presentation of this non-U.S. GAAP financial measure, when considered together with our U.S. GAAP financial measures and the reconciliations to the corresponding U.S. GAAP financial measures, provides you with a more complete understanding of the factors and trends affecting Kraft Foods than could be obtained absent these disclosures. Because organic net revenues calculations may vary among other companies, the organic net revenues figures presented in the Consolidated Results of Operations section may not be comparable to similarly titled measures used by other companies. Our use of organic net revenues is not meant to be considered in isolation or as a substitute for any U.S. GAAP financial measure. You should carefully evaluate the following tables reconciling U.S. GAAP reported net revenues to organic net revenues.

	For the Three Months Ended
	June 30,
	2010	2009	$ Change	% Change
	(in millions)

Organic net revenues	$9,951	$9,754	$197	2.0%
Impact of divestitures	–	27	(27)	(0.3)pp
Impact of acquisitions	2,229	–	2,229	22.8pp
Favorable foreign currency	73	–	73	0.8 pp

Reported net revenues	$12,253	$9,781	$2,472	25.3%

	For the Six Months Ended
	June 30,
	2010	2009	$ Change	% Change
	(in millions)

Organic net revenues	$19,194	$18,705	$489	2.6%
Impact of divestitures	–	55	(55)	(0.3)pp
Impact of acquisitions	3,922	–	3,922	20.9pp
Favorable foreign currency	455	–	455	2.4 pp

Reported net revenues	$23,571	$18,760	$4,811	25.6%

We use the non-U.S. GAAP financial measure “Operating EPS” and corresponding growth ratios. The difference between “Operating EPS” and “diluted EPS attributable to Kraft Foods,” which is the most comparable U.S. GAAP financial measure, is that Operating EPS excludes costs related to: the Integration Program; acquisition-related costs, including transaction advisory fees, U.K. stamp taxes and the impact of the Cadbury inventory revaluation; acquisition-related financing fees, including hedging and foreign currency impacts associated with the Cadbury acquisition and other fees associated with the Cadbury Bridge Facility; and the impact of a deferred tax charge resulting from the recently enacted U.S. health care legislation. Management uses Operating EPS to budget, make operating and strategic decisions and evaluate our performance on a go-forward basis, and our management believes it provides improved comparability of results because it excludes the volatility of currency; certain impacts related to the Cadbury acquisition; other one-time impacts; and divestitures from earnings per share. The limitation of this measure is that it excludes items that have an impact on diluted EPS attributable to Kraft Foods. The best way that this limitation can be addressed is by using Operating EPS in combination with our U.S. GAAP reported diluted EPS attributable to Kraft Foods. Our management believes that the presentation of this non-U.S. GAAP financial measure, when considered together with our U.S. GAAP financial measures and the reconciliations to the corresponding U.S. GAAP financial measures, provides you with a more complete understanding of the factors and trends affecting Kraft Foods than could be obtained absent these disclosures.

Because Operating EPS calculations may vary among other companies, the Operating EPS figures presented in the Consolidated Results of Operations section may not be comparable to similarly titled measures used by other companies. Our use of Operating EPS is not meant to be considered in isolation or as a substitute for any U.S. GAAP financial measure. You should carefully evaluate the following tables reconciling U.S. GAAP reported diluted EPS attributable to Kraft Foods to Operating EPS.

	For the Three Months Ended June 30, 2010
			Acquisition-	U.S. Healthcare
		Integration	Related	Legislation
	As Reported	Program	Costs (1) and	Impact on	Operating EPS
	(GAAP)	Costs	Financing Fees (2)	Deferred Taxes	(Non-GAAP)
Diluted earnings per share attributable to Kraft Foods:
Continuing operations	$0.53	$0.06	$0.01	$–	$0.60
Discontinued operations	–

Net earnings attributable to Kraft Foods	$0.53

	For the Six Months Ended June 30, 2010
			Acquisition-	U.S. Healthcare
		Integration	Related	Legislation
	As Reported	Program	Costs (1) and	Impact on	Operating EPS
	(GAAP)	Costs	Financing Fees (2)	Deferred Taxes	(Non-GAAP)
Diluted earnings per share attributable to Kraft Foods:
Continuing operations	$0.70	$0.08	$0.24	$0.08	$1.10
Discontinued operations	0.97

Net earnings attributable to Kraft Foods	$1.67

(1)     Acquisition-related costs include transaction advisory fees, U.K. stamp taxes and the impact of the Cadbury inventory revaluation.

(2)     Acquisition-related financing fees include hedging and foreign currency impacts associated with the Cadbury acquisition and other fees associated with the Cadbury Bridge Facility.

Forward-Looking Statements

This report contains a number of forward-looking statements. Words such as “expects,” “goals,” “plans,” “believes,” “continues,” “may,” “will,” and variations of those words and similar expressions are intended to identify the forward-looking statements. The forward-looking statements contained in this report include that our combination with Cadbury will create a global snacks powerhouse and an unrivaled portfolio of brands people love; our expectation regarding closing the sales of the Cadbury confectionery operations in Poland and Romania; our expectation for significant synergies from the Cadbury acquisition; our belief that our combination with Cadbury has the potential for meaningful revenue synergies over time from investments in distribution, marketing and product development; our expectation about the annual cost savings we will realize by the end of the third year following our Cadbury acquisition; the amount of charges under the Integration Program we expect to incur in the first three years following our Cadbury acquisition; with regard to our Restructuring Program, that we will use cash to pay a portion of the charges and our expected cumulative annualized savings; our expectations regarding how the change to highly inflationary accounting and the Venezuelan devaluation will affect our 2010 operating results; our expectation that commodity prices will continue to be volatile over the remainder of the year; our belief regarding our liquidity; that we expect no negative effects to our funding sources that would have a material effect on our liquidity; our plan to make further contributions to pension plans during 2010 and our expectation to fund these contributions from operations; our expectation regarding the amount of our full-year capital expenditures and to fund capital expenditures from operations; our expectation to fund the repayments of our long-term debt that matures in August 2010 and December 2010 with cash from operations or short-term borrowings; our expectation to continue to meet the financial covenants under our revolving credit facility; our expectation to continue to comply with our long-term debt covenants; our expectation that guarantees will not have a material effect on our liquidity; our expectations regarding our aggregate contractual obligations, including our various expected cash payments; our 2010 Outlook, including organic net revenue growth, diluted EPS and Operating EPS; and our belief that the final outcomes of our legal proceedings will not materially affect our financial results.

These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below and those contained in the “Risk Factors” found in our Annual Report on Form 10-K for the year ended December 31, 2009 identify important factors that could cause actual results to differ materially from those predicted in any of these forward-looking statements. These factors include, but are not limited to, continued volatility in commodity costs, pricing actions, increased competition, increased costs of sales, our indebtedness and our ability to pay our indebtedness, unanticipated expenses such as litigation or legal settlement expenses, risks from operating globally, our failure to integrate successfully and recognize the synergies from our combination with Cadbury and tax law changes. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this Quarterly Report on Form 10-Q.

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

Item 4.  Controls and Procedures.

a)	Evaluation of Disclosure Controls and Procedures

Management, together with our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rule 13a-15(e)) as of the end of the period covered by this report. We acquired Cadbury Limited (formerly, Cadbury plc) (“Cadbury”) in the first quarter of 2010, and it represented approximately 31% of our total assets as of June 30, 2010. As the acquisition occurred in the first quarter of 2010, the scope of our assessment of the effectiveness of internal control over financial reporting does not include Cadbury. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective.

b)	Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended June 30, 2010, and noted the following significant changes.

•

In 2008, we began implementing “Catalyst,” a business initiative to simplify and harmonize our systems processes. This multi-year program includes the delivery of SAP enterprise software applications and business solutions. During the quarter ended June 30, 2010, we transitioned some of our processes and procedures into the SAP control environment in Kraft Foods North America. As we migrate to the SAP environment, our management sees to it that our key controls are mapped to applicable SAP controls, tests transition controls prior to the migration date of those controls, and as appropriate, maintains and evaluates controls over the flow of information to and from SAP. We expect the transition period to be completed in 2011.

We determined that there were no other changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We routinely are involved in legal proceedings, claims and governmental inspections or investigations (“Legal Matters”) arising in the ordinary course of our business.

Competition authorities in certain Member States of the European Union have opened investigations into possible anticompetitive activity in the fast moving consumer goods (“FMCG”) sector, which includes products such as chocolate and coffee. In this regard, on June 8, 2010, proceedings were discontinued against our wholly owned subsidiary, Kraft Foods Ausser Haus Service GmbH, Bremen (“Kraft Foods AFH”), based on Kraft Foods AFH’s concession to certain findings of the German Federal Cartel Office (“FCO”). The FCO found that a total of 13 companies, including Kraft Foods AFH, and a number of individuals acting on behalf of (or employed by) those companies discussed and in part agreed on price increases for coffee in the Away from Home coffee sector in Germany. Kraft Foods AFH also accepted the FCO’s imposition of a total fine of EUR 4,660,000.

Our wholly owned subsidiary, Kraft Foods Deutschland GmbH, is also cooperating and in contact with the FCO in the context of possible anticompetitive activity in the German FMCG sector, involving a number of companies including Kraft Foods Deutschland. At this time, we cannot predict with certainty the course or the outcome of these investigations.

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

	Total Number	Average Price
	of Shares	per Share

April 1 – 30, 2010	2,350	$30.35
May 1 – 31, 2010	2,214	$30.25
June 1 – 30, 2010	27,409	$29.47

For the Quarter Ended June 30, 2010	31,973	$29.59

Item 6.  Exhibits.

Exhibit Number	Description
12	Statement regarding computation of ratios of earnings to fixed charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following materials from Kraft Foods’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Equity, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text, and (vi) document and entity information.*

*	To be furnished in an amendment to this Form 10-Q to be filed by September 3, 2010, as permitted by Rule 405 of Regulation S-T.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KRAFT FOODS INC.

/s/ TIMOTHY R. MCLEVISH

Timothy R. McLevish
Executive Vice President and
Chief Financial Officer

August 6, 2010