Form 10-Q/A
period 2010-06-30
KRAFT FOODS INC
filed 2010-08-19
CIK 1103982

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

EXPLANATORY NOTE

This Amendment No. 1 to Kraft Foods Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2010 is being filed solely for the purpose of furnishing Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides financial information from Kraft Foods Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL. This Amendment No. 1 does not reflect any subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the original filing.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933 and are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934.

PART II – OTHER INFORMATION

Item 6.  Exhibits.

Exhibit Number	Description
12	Statement regarding computation of ratios of earnings to fixed charges.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.1	The following materials from Kraft Foods Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Equity, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text, and (vi) document and entity information.**

*	Filed as Exhibit to Kraft Foods Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.
**	Furnished herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KRAFT FOODS INC.

/s/ TIMOTHY R. MCLEVISH

Timothy R. McLevish
Executive Vice President and
Chief Financial Officer

KRAFT FOODS INC.

/s/ KIM HARRIS JONES

Kim Harris Jones
Senior Vice President and
Corporate Controller

August 19, 2010

4