Form 10-Q
period 2010-09-30
KRAFT FOODS INC
filed 2010-11-05
CIK 1103982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

At October 29, 2010, there were 1,746,773,569 shares of the registrant’s common stock outstanding.

Kraft Foods Inc.

In this report, “Kraft Foods,” “we,” “us” and “our” refers to Kraft Foods Inc. and subsidiaries, and “Common Stock” refers to Kraft Foods’ Class A common stock.

i

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009

Net revenues	$11,863	$9,397	$35,434	$28,157
Cost of sales	7,542	6,019	22,330	18,167

Gross profit	4,321	3,378	13,104	9,990

Selling, general and administrative expenses	2,758	2,033	8,541	6,014
Asset impairment and exit costs	(9)	–	(9)	(26)
Losses on divestitures, net	–	–	–	17
Amortization of intangibles	53	6	146	15

Operating income	1,519	1,339	4,426	3,970

Interest and other expenses, net	433	323	1,496	915

Earnings from continuing operations before income taxes	1,086	1,016	2,930	3,055

Provision for income taxes	326	242	982	897

Earnings from continuing operations	760	774	1,948	2,158

Earnings from discontinued operations, net of income taxes (Note 2)	–	52	1,644	159

Net earnings	760	826	3,592	2,317

Noncontrolling interest	6	2	18	6

Net earnings attributable to Kraft Foods	$754	$824	$3,574	$2,311

Per share data:
Basic earnings per share attributable to Kraft Foods:
Continuing operations	$0.43	$0.52	$1.13	$1.45
Discontinued operations	–	0.04	0.97	0.11

Net earnings attributable to Kraft Foods	$0.43	$0.56	$2.10	$1.56

Diluted earnings per share attributable to Kraft Foods:
Continuing operations	$0.43	$0.52	$1.13	$1.45
Discontinued operations	–	0.03	0.96	0.11

Net earnings attributable to Kraft Foods	$0.43	$0.55	$2.09	$1.56

Dividends declared	$0.29	$0.29	$0.87	$0.87

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions of dollars)

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$2,288	$2,101
Receivables (less allowances of $183 in 2010 and $121 in 2009)	6,013	5,197
Inventories, net	5,735	3,775
Deferred income taxes	901	730
Other current assets	887	651

Total current assets	15,824	12,454

Property, plant and equipment, net	13,710	10,693
Goodwill	36,764	28,764
Intangible assets, net	25,476	13,429
Prepaid pension assets	195	115
Other assets	1,651	1,259

TOTAL ASSETS	$93,620	$66,714

LIABILITIES
Short-term borrowings	$331	$453
Current portion of long-term debt	133	513
Accounts payable	5,130	3,766
Accrued marketing	1,947	2,181
Accrued employment costs	1,197	1,175
Other current liabilities	4,888	3,403

Total current liabilities	13,626	11,491

Long-term debt	29,571	18,024
Deferred income taxes	6,992	4,508
Accrued pension costs	2,424	1,765
Accrued postretirement health care costs	2,910	2,816
Other liabilities	3,115	2,138

TOTAL LIABILITIES	58,638	40,742

Contingencies (Note 13)

EQUITY
Common Stock, no par value (1,996,537,778 shares issued in 2010 and 1,735,000,000 shares issued in 2009)	–	–
Additional paid-in capital	31,181	23,611
Retained earnings	16,621	14,636
Accumulated other comprehensive losses	(4,720)	(3,955)
Treasury stock, at cost	(8,202)	(8,416)

Total Kraft Foods Shareholders’ Equity	34,880	25,876
Noncontrolling interest	102	96

TOTAL EQUITY	34,982	25,972

TOTAL LIABILITIES AND EQUITY	$93,620	$66,714

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(in millions of dollars, except per share data)

(Unaudited)

	Kraft Foods Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings / (Losses)	Treasury Stock	Noncontrolling Interest	Total Equity

Balances at January 1, 2009	$–	$23,563	$13,440	$(5,994)	$(8,714)	$61	$22,356
Comprehensive earnings:
Net earnings	–	–	3,021	–	–	7	3,028
Other comprehensive earnings, net of income taxes	–	–	–	2,039	–	34	2,073

Total comprehensive earnings *						41	5,101

Exercise of stock options and issuance of other stock awards	–	49	(110)	–	298	–	237
Cash dividends declared ($1.16 per share)	–	–	(1,715)	–	–	–	(1,715)
Dividends paid on noncontrolling interest and other activities	–	(1)	–	–	–	(6)	(7)

Balances at December 31, 2009	$–	$23,611	$14,636	$(3,955)	$(8,416)	$96	$25,972
Comprehensive earnings / (losses):
Net earnings	–	–	3,574	–	–	18	3,592
Other comprehensive losses, net of income taxes	–	–	–	(765)	–	(20)	(785)

Total comprehensive earnings / (losses) *						(2)	2,807

Exercise of stock options and issuance of other stock awards	–	102	(70)	–	214	–	246
Cash dividends declared ($0.87 per share)	–	–	(1,519)	–	–	–	(1,519)
Net impact of noncontrolling interests from Cadbury acquisition	–	38	–	–	–	33	71
Purchase from noncontrolling interest, dividends paid and other activities	–	(27)	–	–	–	(25)	(52)
Issuance of Common Stock	–	7,457	–	–	–	–	7,457

Balances at September 30, 2010	$–	$31,181	$16,621	$(4,720)	$(8,202)	$102	$34,982

*	Total comprehensive earnings / (losses) were $2,008 million for the quarter ended and $2,807 million for the nine months ended September 30, 2010, as compared to $1,197 million for the quarter ended and $3,981 million for the nine months ended September 30, 2009. Comprehensive earnings / (losses) attributable to Kraft Foods were $1,993 million for the quarter ended and $2,809 million for the nine months ended September 30, 2010, as compared to $1,192 million for the quarter ended and $3,950 million for the nine months ended September 30, 2009.

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions of dollars)

(Unaudited)

	For the Nine Months Ended September 30,
	2010	2009

CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES
Net earnings	$3,592	$2,317
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	1,019	659
Stock-based compensation expense	132	123
Deferred income tax provision	127	127
Losses on divestitures, net	–	17
Gain on discontinued operations (Note 2)	(1,596)	–
Asset impairment and exit costs, net of cash paid	–	9
Other non-cash expense, net	4	189
Change in assets and liabilities, excluding the effects of acquisitions and divestitures:
Receivables, net	264	410
Inventories, net	(870)	(27)
Accounts payable	(181)	(351)
Other current assets	(44)	233
Other current liabilities	(1,383)	(363)
Change in pension and postretirement assets and liabilities, net	160	(74)

Net cash provided by operating activities	1,224	3,269

CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES
Capital expenditures	(1,020)	(749)
Acquisitions, net of cash received	(9,843)	–
Proceeds from divestitures	4,039	6
Other	13	43

Net cash used in investing activities	(6,811)	(700)

CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES
Net (repayments) / issuance of short-term borrowings	(1,285)	461
Long-term debt proceeds	9,438	2
Long-term debt repaid	(512)	(215)
Dividends paid	(1,664)	(1,284)
Other	(89)	75

Net cash provided by / (used in) financing activities	5,888	(961)

Effect of exchange rate changes on cash and cash equivalents	(114)	144

Cash and cash equivalents:
Increase	187	1,752
Balance at beginning of period	2,101	1,244

Balance at end of period	$2,288	$2,996

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

In the second quarter of 2010, we changed the consolidation date for certain European Biscuits operations, which are included within our Kraft Foods Europe segment, and certain operations in Asia Pacific, which are included within our Kraft Foods Developing Markets segment. Previously, these operations primarily reported period-end results one month prior to the end of the quarter and now report period-end results two weeks prior to the last Saturday of the quarter. We believe the change is preferable and will improve financial reporting by better matching the close dates of each subsidiary to our other international operating subsidiaries, which operate similarly. This change resulted in a favorable impact to net revenues of approximately $70 million during the second quarter of 2010 and had an insignificant impact on net earnings in that quarter and on the year. As the impacts to prior period results were not material to our financial results, we have not revised the prior period results for this change. Our domestic operating subsidiaries will continue to report period-end results as of the Saturday closest to the end of each period, and our international operating subsidiaries will continue to report period-end results two weeks prior to the Saturday closest to the end of each period.

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

On January 8, 2010, the Venezuelan government devalued its currency. Accordingly, we were required to revalue our net assets in Venezuela. Through the first nine months of 2010, we recorded approximately $85 million of unfavorable foreign currency impacts relating to highly inflationary accounting in Venezuela (which included the one-time impact to translate cash of $34 million).

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

As part of our Cadbury acquisition, we expensed and incurred transaction related fees of $2 million for the three months, $217 million for the nine months ended September 30, 2010 and $11 million for the three and nine months ended September 30, 2009. We recorded these expenses within selling, general and administrative expenses. We also incurred acquisition financing fees of $96 million in the first quarter of 2010. We recorded these expenses within interest and other expense, net.

Cadbury contributed net revenues of $6,376 million and net earnings of $369 million from February 2, 2010 through September 30, 2010. The following unaudited pro forma summary presents Kraft Foods’ consolidated information as if Cadbury had been acquired on January 1, 2009. These amounts were calculated after conversion to U.S. GAAP, applying our accounting policies, and adjusting Cadbury’s results to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment, and intangible assets had been applied from January 1, 2009, together with the consequential tax effects. These adjustments also reflect the additional interest expense incurred on the debt to finance the purchase, and the divestitures of certain Cadbury confectionery operations in Poland and Romania, as required by the EU Commission as a condition of our Cadbury acquisition.

	Pro forma for the Three Months Ended September 30,	Pro forma for the Nine Months Ended September 30,
	2009	2010	2009
	(in millions)

Net revenues	$11,812	$35,997	$34,599
Net earnings attributable to Kraft Foods	725	3,420	2,097

Our February 2, 2010 Cadbury acquisition was valued at $18,547 million, or $17,500 million net of cash and cash equivalents. As part of that acquisition, we acquired the following assets and assumed the following liabilities (in millions):

Receivables (1)	$1,331
Inventories	1,298
Other current assets	695
Property, plant and equipment	3,312
Goodwill (2)	9,174
Intangible assets (3)	12,769
Other assets	376
Short-term borrowings	(1,206)
Accounts payable	(1,689)
Other current liabilities (4)	(1,711)
Long-term debt	(2,436)
Deferred income taxes	(2,583)
Accrued pension costs	(816)
Other liabilities	(981)
Noncontrolling interest	(33)

(1)	The gross amount due under the receivables we acquired is $1,402 million, of which $71 million is expected to be uncollectable.
(2)	Goodwill will not be deductible for statutory tax purposes and is attributable to Cadbury’s workforce and the significant synergies we expect from the acquisition.
(3)	$10.2 billion of the intangible assets acquired are expected to be indefinite lived.
(4)	Within other current liabilities, a reserve for exposures related to taxes of approximately $70 million was established within our Developing Markets segment. The cumulative exposure was approximately $140 million at September 30, 2010.

The above amounts represent the allocation of purchase price and are substantially complete. We expect to finalize the purchase price allocations during the fourth quarter of 2010.

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

Summary results of operations for the Frozen Pizza business through September 30, 2010 were:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2009	September 30, 2010	September 30, 2009
	(in millions)

Net revenues	$406	$335	$1,204

Earnings before income taxes	80	73	248
Provision for income taxes	(28)	(25)	(89)
Gain on discontinued operations, net of income taxes	–	1,596	–

Earnings and gain from discontinued operations, net of income taxes	$52	$1,644	$159

Earnings before income taxes as presented exclude associated allocated overheads of $25 million for the nine months ended September 30, 2010, $28 million for the three months ended September 30, 2009 and $81 million for the nine months ended September 30, 2009.

The 2010 gain on discontinued operations from the sale of the Frozen Pizza business included tax expense of $1.2 billion.

The following assets of the Frozen Pizza business were included in the Frozen Pizza divestiture (in millions):

Inventories, net	$102
Property, plant and equipment, net	317
Goodwill	475

Distributed assets of the Frozen Pizza business	$894

Other Divestitures:
The EU Commission required, as a condition of our Cadbury acquisition, that we divest certain Cadbury confectionery operations in Poland and Romania. In the third quarter of 2010, we completed the sale of the assets of the confectionery operations in Poland and Romania. The total proceeds from the divestitures were $342 million and the impacts of these divestitures were reflected as adjustments to the purchase price allocations.

Note 3. Inventories:

Inventories at September 30, 2010 and December 31, 2009 were:

	September 30, 2010	December 31, 2009
	(in millions)

Raw materials	$1,861	$1,410
Finished product	3,874	2,365

Inventories, net	$5,735	$3,775

Note 4.  Property, Plant and Equipment:

Property, plant and equipment at September 30, 2010 and December 31, 2009 were:

	September 30, 2010	December 31, 2009
	(in millions)

Land and land improvements	$755	$492
Buildings and building equipment	4,690	4,231
Machinery and equipment	15,811	13,872
Construction in progress	1,388	828

	22,644	19,423
Accumulated depreciation	(8,934)	(8,730)

Property, plant and equipment, net	$13,710	$10,693

Note 5.  Goodwill and Intangible Assets:

Goodwill by reportable segment at September 30, 2010 and December 31, 2009 was:

	September 30, 2010	December 31, 2009
	(in millions)

Kraft Foods North America:
U.S. Beverages	$1,290	$1,290
U.S. Cheese	3,000	3,000
U.S. Convenient Meals	985	1,460
U.S. Grocery	3,046	3,046
U.S. Snacks	9,056	6,948
Canada & N.A. Foodservice	3,302	2,340
Kraft Foods Europe	8,708	6,756
Kraft Foods Developing Markets	7,377	3,924

Total goodwill	$36,764	$28,764

Intangible assets at September 30, 2010 and December 31, 2009 were:

	September 30, 2010	December 31, 2009
	(in millions)

Non-amortizable intangible assets	$22,873	$13,262
Amortizable intangible assets	2,860	278

	25,733	13,540
Accumulated amortization	(257)	(111)

Intangible assets, net	$25,476	$13,429

Non-amortizable intangible assets consist substantially of brand names purchased through our acquisitions of Nabisco Holdings Corp., the Spanish and Portuguese operations of United Biscuits, the global LU biscuit business of Groupe Danone S.A. and Cadbury. Amortizable intangible assets consist primarily of trademark licenses, customer-related intangibles, process technology and non-compete agreements. At September 30, 2010, the weighted-average life of our amortizable intangible assets was 13.0 years.

The movements in goodwill and intangible assets were:

	Goodwill	Intangible Assets, at Cost
	(in millions)

Balance at January 1, 2010	$28,764	$13,540
Changes due to:
Foreign currency	(699)	(538)
Acquisitions	9,174	12,769
Divestitures	(475)	(38)

Balance at September 30, 2010	$36,764	$25,733

Changes to goodwill and intangible assets during the nine months ended September 30, 2010 were:

•

Acquisitions – We increased goodwill by $9,174 million and intangible assets by $12,769 million related to allocations of purchase price for our Cadbury acquisition, including the third quarter impacts of our refinements to preliminary allocations, which are substantially complete; however, these allocations are subject to revision upon their finalization in the fourth quarter of 2010. We recorded $2,108 million of the acquired goodwill in our U.S. Snacks segment, $903 million in our Canada & N.A. Foodservice segment, $2,541 million in our Kraft Foods Europe segment and $3,622 million in our Kraft Foods Developing Markets segment.

•	Divestitures – We reduced goodwill by $475 million due to our Frozen Pizza business divestiture.

Amortization expense was $53 million for the three months and $146 million for the nine months ended September 30, 2010. We currently estimate amortization expense for each of the next five years to be approximately $210 million, including the estimated impact of our Cadbury acquisition. Our estimated amortization is subject to revision when appraisals are finalized for our Cadbury acquisition.

Note 6.  Restructuring Costs:

Integration Program:

We believe our combination with Cadbury has the potential for meaningful revenue synergies over time from investments in distribution, marketing and product development. In order to achieve these synergies and cost savings, we expect to incur total integration charges of approximately $1.5 billion in the first three years following the acquisition to combine and integrate the two businesses (the “Integration Program”).

Integration Program costs include the costs associated with combining our operations with Cadbury’s and are separate from the costs related to the acquisition. We incurred charges under the Integration Program of $92 million for the three months and $284 million for the nine months ended September 30, 2010. We recorded these charges in operations, primarily as a part of selling, general and administrative expenses within our Kraft Foods Europe and Kraft Foods Developing Markets segments, as well as general corporate expenses.

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

Liability activity for Integration Program in the first nine months of 2010 was (in millions):

Liability assumed upon acquisition	$248
Charges	284
Cash spent	(286)
Write–offs	(8)
Currency / other	(9)

Liability balance, September 30, 2010	$229

Cost Savings Initiatives:

Cost savings initiatives generally include exit, disposal and other project savings costs. We incurred charges associated with our cost savings initiatives of $17 million for the three months and $93 million for the nine months ended September 30, 2010. We recorded these charges in operations, primarily within selling, general and administrative expenses within our Kraft Foods Europe and Canada & N.A. Foodservice segments, as well as general corporate expenses. These charges primarily included other project savings costs associated with the Kraft Foods Europe Reorganization. Even though other project savings costs were directly attributable to exit and disposal costs, they did not qualify for special accounting treatment as exit or disposal activities.

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

Since the inception of the Restructuring Program, we have paid cash for $1.7 billion of the $2.0 billion in expected cash payments, including $60 million paid in the first nine months of 2010.

Restructuring liability activity for the nine months ended September 30, 2010 was (in millions):

Liability balance, January 1, 2010	$270
Reversal of charges	(9)
Cash spent	(60)
Currency	(24)

Liability balance, September 30, 2010	$177

Our 2010 activity was related to cash outflows on prior year Restructuring Program charges and reversals relating to severance benefits and other charges. Our prior year charges to the liability included severance benefits received by terminated employees, other costs related primarily to the renegotiation of supplier contract costs, workforce reductions associated with facility closings and the termination of leasing agreements.

Note 7.  Debt:

Short-Term Borrowings:

At September 30, 2010 and December 31, 2009, our short-term borrowings and related weighted-average interest rates consisted of:

	September 30, 2010		December 31, 2009
	Amount Outstanding	Weighted- Average Rate	Amount Outstanding	Weighted- Average Rate
	(in millions)		(in millions)

Commercial paper	$–	–	$262	0.5%
Bank loans	331	6.4%	191	10.5%

Total short-term borrowings	$331		$453

The fair values of our short-term borrowings at September 30, 2010 and December 31, 2009, based upon current market interest rates, approximate the amounts disclosed above.

Borrowing Arrangements:

We maintain a revolving credit facility that we have historically used for general corporate purposes, including for working capital purposes, and to support our commercial paper issuances. Our $4.5 billion three-year senior unsecured revolving credit facility expires in November 2012. No amounts have been drawn on the facility.

The revolving credit facility agreement includes a covenant that we maintain a minimum total shareholders’ equity, excluding accumulated other comprehensive earnings / (losses), of at least $28.6 billion. This threshold was increased by $5.6 billion to $28.6 billion due to the equity we issued as part of our Cadbury acquisition. At September 30, 2010, our total shareholders’ equity, excluding accumulated other comprehensive earnings / (losses), was $39.6 billion. We expect to continue to meet this covenant. The revolving credit facility agreement also contains customary representations, covenants and events of default. However, there are no other financial covenants, credit rating triggers or provisions that could require us to post collateral as security.

In addition to the above, some of our international subsidiaries maintain primarily uncommitted credit lines to meet short-term working capital needs. Collectively, these credit lines amounted to $2.5 billion at September 30, 2010. Borrowings on these lines amounted to $331 million at September 30, 2010 and $191 million at December 31, 2009.

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

The fair value of the long-term debt we acquired as part of our Cadbury acquisition was $2,436 million at February 2, 2010. The acquired debt has the following terms:

•	£77 million (approximately $121 million) total principal notes due December 10, 2010 at a fixed, annual interest rate of 4.875%.
•	C$150 million (approximately $146 million) Canadian bank loan agreement expiring August 30, 2012 at a variable interest rate. The interest rate at September 30, 2010 was 1.153%.
•	$1.00 billion total principal notes due October 1, 2013 at a fixed, annual interest rate of 5.125%.
•	£300 million (approximately $471 million) total principal notes due December 11, 2014 at a fixed, annual interest rate of 5.375%.
•	£350 million (approximately $550 million) total principal notes due July 18, 2018 at a fixed, annual interest rate of 7.250%.

We expect to continue to comply with our long-term debt covenants.

At September 30, 2010 and December 31, 2009, our long-term debt consisted of (interest rates were as of September 30, 2010):

	September 30, 2010	December 31, 2009
	(in millions)

Notes, 2.625% to 7.55% (average effective rate 5.86%), due through 2040	$24,377	$14,395
Euro notes, 5.75% to 6.25% (average effective rate 5.98%), due through 2015	3,879	4,072
Sterling notes, 4.88% to 7.25% (average effective rate 4.59%), due through 2018	1,226	–
Other foreign currency obligations	165	5
Capital leases and other	57	65

Total	29,704	18,537
Less current portion of long-term debt	(133)	(513)

Long-term debt	$29,571	$18,024

Aggregate maturities of our long-term debt for the years ended September 30 were (in millions):
2011	$133
2012	6,395
2013	1,760
2014	2,307
2015	2,035
Thereafter	17,071

On August 11, 2010, we repaid $500 million of our long-term debt. This repayment was primarily financed from cash from operations.

Fair Value:

The aggregate fair value of our total debt, based on quoted prices in active markets for identical liabilities, at September 30, 2010, was $33,731 million as compared with the carrying value of $30,035 million. The aggregate fair value of our total debt, based on quoted prices in active markets for identical liabilities, at December 31, 2009, was $20,222 million as compared with the carrying value of $18,990 million.

Interest and Other Expense:

Interest and other expense was:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)

Interest and other expense, net:
Interest expense, debt	$433	$322	$1,255	$936
Acquisition-related financing fees	–	–	251	–
Other (income) / expense, net	–	1	(10)	(21)

Total interest and other expense, net	$433	$323	$1,496	$915

Acquisition-related financing fees include hedging and foreign currency impacts associated with the Cadbury acquisition and other fees associated with the Cadbury Bridge Facility.

Note 8.  Capital Stock:

Our articles of incorporation authorize 3.0 billion shares of Class A common stock, 2.0 billion shares of Class B common stock and 500 million shares of preferred stock. There were no Class B common shares or preferred shares issued and outstanding at September 30, 2010. Shares of Class A common stock issued, repurchased and outstanding were:

	Shares Issued	Shares Repurchased	Shares Outstanding

Balance at January 1, 2010	1,735,000,000	(257,115,097)	1,477,884,903
Shares issued	261,537,778	–	261,537,778
Exercise of stock options and issuance of other stock awards	–	6,337,532	6,337,532

Balance at September 30, 2010	1,996,537,778	(250,777,565)	1,745,760,213

In the first nine months of 2010, we issued 262 million additional shares of our Common Stock as part of the Cadbury acquisition. The issued stock had a total fair value of $7,457 million based on the average of the high and low market prices on the dates of issuance.

Note 9.  Accumulated Other Comprehensive Earnings / (Losses):

The components of accumulated other comprehensive earnings / (losses) were:

	Currency Translation Adjustments	Pension and Other Benefits	Derivatives Accounted for as Hedges	Total
	(in millions)

Balances at December 31, 2009	$(506)	$(3,550)	$101	$(3,955)
Other comprehensive earnings / (losses), net of income taxes:
Currency translation adjustments	(691)	24	–	(667)
Amortization of experience losses and prior service costs	–	148	–	148
Settlement losses	–	69	–	69
Net actuarial loss arising during period	–	(54)	–	(54)
Change in fair value of cash flow hedges	–	–	(261)	(261)

Total other comprehensive losses				(765)

Balances at September 30, 2010	$(1,197)	$(3,363)	$(160)	$(4,720)

Note 10.  Stock Plans:

Restricted and Deferred Stock:

In January 2010, we granted 1.7 million shares of stock in connection with our long-term incentive plan, and the market value per share was $27.33 on the date of grant. During the first nine months of 2010, we granted an additional 0.6 million shares of stock in connection with our long-term incentive plan and market value per share was $29.15 on the date of grant. In February 2010, as part of our annual equity program, we issued 2.5 million shares of restricted and deferred stock to eligible employees, and the market value per restricted or deferred share was $29.15 on the date of grant. During the first nine months of 2010, we issued an additional 0.9 million shares of restricted and deferred stock at a weighted-average market value per restricted or deferred share of $29.54, including shares issued to Cadbury employees in the second quarter of 2010 under our annual equity program. In aggregate, we issued 5.7 million restricted and deferred shares during the first nine months of 2010, including those issued as part of our long-term incentive plan.

During the first nine months of 2010, 3.9 million shares of restricted and deferred stock vested at a market value of $114 million.

Stock Options:

In February 2010, as part of our annual equity program, we granted 15.0 million stock options to eligible employees at an exercise price of $29.15. During the first nine months of 2010, we granted an additional 3.0 million stock options at a weighted-average exercise price of $29.71, including options granted to Cadbury employees in the second quarter of 2010 under our annual equity program. In aggregate, we granted 18.0 million stock options in the first nine months of 2010.

There were 5.2 million stock options exercised during the first nine months of 2010 with a total intrinsic value of $65 million.

Note 11.  Benefit Plans:

Pension Plans

Components of Net Periodic Pension Cost:

Net periodic pension cost consisted of the following for the three and nine months ended September 30, 2010 and 2009:

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended		For the Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions)

Service cost	$36	$36	$40	$15
Interest cost	92	92	98	54
Expected return on plan assets	(122)	(122)	(111)	(60)
Amortization:
Net loss from experience differences	43	41	18	6
Prior service cost	1	2	2	1
Other expenses	30	15	–	–

Net periodic pension cost	$80	$64	$47	$16

	U.S. Plans		Non-U.S. Plans
	For the Nine Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions)

Service cost	$108	$114	$117	$45
Interest cost	275	276	283	156
Expected return on plan assets	(367)	(364)	(318)	(175)
Amortization:
Net loss from experience differences	128	120	54	17
Prior service cost	4	5	5	4
Other expenses	91	81	–	–

Net periodic pension cost	$239	$232	$141	$47

A significant portion of the 2010 increase in non-U.S. net periodic pension cost related to the Cadbury acquisition. The following costs are included within other expenses above. Severance payments related to our cost savings initiatives and lump-sum payments made to retired employees resulted in settlement losses under our U.S. plans of $30 million for the three months and $86 million for the nine months ended September 30, 2010, and $15 million for the three months and $81 million for the nine months ended September 30, 2009. Our U.S. plans also incurred a $5 million curtailment expense in the first quarter of 2010 related to the divestiture of our Frozen Pizza business.

Employer Contributions:

We make contributions to our U.S. and non-U.S. pension plans, primarily to the extent that they are tax deductible and do not generate an excise tax liability. During the first nine months of 2010, we contributed $33 million to our U.S. plans and $180 million to our non-U.S. plans. Based on current tax law, we plan to make further contributions of approximately $20 million to our U.S. plans and approximately $100 million to our non-U.S. plans during the remainder of 2010. However, our actual contributions may differ due to many factors, including changes in tax and other benefit laws, or significant differences between expected and actual pension asset performance or interest rates.

Postretirement Benefit Plans

Net postretirement health care costs consisted of the following for the three and nine months ended September 30, 2010 and 2009:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)

Service cost	$9	$7	$29	$26
Interest cost	42	43	128	130
Amortization:
Net loss from experience differences	14	11	41	33
Prior service credit	(7)	(8)	(23)	(24)

Net postretirement health care costs	$58	$53	$175	$165

Postemployment Benefit Plans Net postemployment costs consisted of the following for the three and nine months ended September 30, 2010 and 2009:
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions)

Service cost	$2	$2	$6	$6
Interest cost	3	3	7	6
Amortization of net (gains) / losses	(1)	(1)	(1)	2
Other credits, net	–	–	–	(7)

Net postemployment costs	$4	$4	$12	$7

The following items are included in other credits above. We incurred severance charges of $25 million during the second quarter of 2009 related to our Kraft Foods Europe Reorganization. We also reversed $32 million of severance charges in the second quarter of 2009 related to our Restructuring Program as we sold a plant in Spain that we previously announced we would close under the program.

Note 12. Financial Instruments:

Fair Value of Derivative Instruments:

The fair values of derivative instruments recorded in the condensed consolidated balance sheet as of September 30, 2010 and December 31, 2009 were:

	September 30, 2010		December 31, 2009
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts	$8	$200	$8	$158
Commodity contracts	52	7	25	14
Interest rate contracts	12	294	153	–

	$72	$501	$186	$172

Derivatives not designated as hedging instruments:
Foreign exchange contracts	$69	$69	$2	$–
Commodity contracts	152	145	71	62
Interest rate contracts	72	33	–	–

	$293	$247	$73	$62

Total fair value	$365	$748	$259	$234

The majority of the increase in derivatives not designated as hedging instruments was a result of the Cadbury acquisition as we did not re-designate them for hedge accounting. We include the fair value of our asset derivatives within other current assets and the fair value of our liability derivatives within other current liabilities.

The fair values (asset / (liability)) of our derivative instruments at September 30, 2010 were determined using:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)

Foreign exchange contracts	$(192)	$–	$(192)	$–
Commodity contracts	52	18	34	–
Interest rate contracts	(243)	–	(243)	–

Total derivatives	$(383)	$18	$(401)	$–

Level 2 financial assets and liabilities consist of commodity forwards; foreign exchange forwards, currency swaps, and options; and interest rate swaps.

Commodity derivatives are valued using an income approach based on the observable market commodity index prices less the contract rate multiplied by the notional amount. Foreign currency contracts are valued using an income approach based on observable market forward rates less the contract rate multiplied by the notional amount. Our calculation of the fair value of interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the observable market interest rate curve. Our calculation of the fair value of financial instruments takes into consideration the risk of nonperformance, including counterparty credit risk.

Cash Flow Hedges:

Cash flow hedges affected accumulated other comprehensive earnings / (losses), net of income taxes, as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)

Accumulated gain / (loss) at beginning of period	$(66)	$29	$101	$(23)
Transfer of realized (gains) / losses in fair value to earnings	(7)	(2)	(13)	87
Unrealized loss in fair value	(87)	(27)	(248)	(64)

Accumulated loss at September 30	$(160)	$–	$(160)	$–

The effects of cash flow hedges for the three and nine months ended September 30, 2010 and 2009 were:

	For the Three Months Ended September 30, 2010		For the Three Months Ended September 30, 2009
	Gain /(Loss) Recognized in OCI	(Gain) /Loss Reclassified from AOCI into Earnings	Gain /(Loss) Recognized in OCI	(Gain) /Loss Reclassified from AOCI into Earnings
	(in millions)

Foreign exchange contracts – intercompany loans	$2	$–	$4	$–
Foreign exchange contracts – forecasted transactions	(4)	–	(13)	(11)
Commodity contracts	32	(7)	(11)	9
Interest rate contracts	(117)	–	(7)	–

Total	$(87)	$(7)	$(27)	$(2)

	For the Nine Months Ended September 30, 2010		For the Nine Months Ended September 30, 2009
	Gain /(Loss) Recognized in OCI	(Gain) /Loss Reclassified from AOCI into Earnings	Gain /(Loss) Recognized in OCI	(Gain) /Loss Reclassified from AOCI into Earnings
	(in millions)

Foreign exchange contracts – intercompany loans	$3	$–	$5	$–
Foreign exchange contracts – forecasted transactions	21	(14)	(36)	(39)
Commodity contracts	29	–	(47)	126
Interest rate contracts	(301)	1	14	–

Total	$(248)	$(13)	$(64)	$87

	For the Three Months Ended September 30, 2010		For the Three Months Ended September 30, 2009
	Gain / (Loss) on Ineffectiveness Recognized in Earnings	Gain / (Loss) on Amount Excluded from Effectiveness Testing Recognized in Earnings	Gain / (Loss) on Ineffectiveness Recognized in Earnings	Gain / (Loss) on Amount Excluded from Effectiveness Testing Recognized in Earnings
(in millions)

Foreign exchange contracts – intercompany loans	$–	$–	$–	$–
Foreign exchange contracts – forecasted transactions	–	–	–	–
Commodity contracts	3	3	–	1
Interest rate contracts	–	–	–	–

Total	$3	$3	$–	$1

	For the Nine Months Ended September 30, 2010		For the Nine Months Ended September 30, 2009
	Gain / (Loss) on Ineffectiveness Recognized in Earnings	Gain / (Loss) on Amount Excluded from Effectiveness Testing Recognized in Earnings	Gain / (Loss) on Ineffectiveness Recognized in Earnings	Gain / (Loss) on Amount Excluded from Effectiveness Testing Recognized in Earnings
(in millions)

Foreign exchange contracts – intercompany loans	$–	$–	$–	$–
Foreign exchange contracts – forecasted transactions	–	–	–	–
Commodity contracts	(6)	2	2	1
Interest rate contracts	–	–	–	–

Total	$(6)	$2	$2	$1

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

We expect to transfer unrealized gains of $30 million (net of taxes) for commodity cash flow hedges, unrealized gains of $15 million (net of taxes) for foreign currency cash flow hedges and unrealized losses of $1 million (net of taxes) for interest rate cash flow hedges to earnings during the next 12 months.

Hedge Coverage:

As of September 30, 2010, we had hedged forecasted transactions for the following durations:

•	commodity transactions for periods not exceeding the next 18 months;
•	interest rate transactions for periods not exceeding the next 32 years and 7 months; and
•	foreign currency transactions for periods not exceeding the next 15 months.

Fair Value Hedges:

The effects of fair value hedges for the three and nine months ended September 30, 2010 and 2009 were:

	For the Three Months Ended September 30, 2010		For the Three Months Ended September 30, 2009
	Gain / (Loss) Recognized in Income on Derivatives	Gain / (Loss) Recognized in Income on Borrowings	Gain / (Loss) Recognized in Income on Derivatives	Gain / (Loss) Recognized in Income on Borrowings
	(in millions)

Interest rate contracts	$3	$(3)	$8	$(8)

	For the Nine Months Ended September 30, 2010		For the Nine Months Ended September 30, 2009
	Gain / (Loss) Recognized in Income on Derivatives	Gain / (Loss) Recognized in Income on Borrowings	Gain / (Loss) Recognized in Income on Derivatives	Gain / (Loss) Recognized in Income on Borrowings
	(in millions)

Interest rate contracts	$6	$(6)	$7	$(7)

We include the gain or loss on hedged long-term debt and the offsetting loss or gain on the related interest rate swap in interest and other expense, net.

Hedges of Net Investments in Foreign Operations:

The effects of hedges of net investments in foreign operations for the three and nine months ended September 30, 2010 and 2009 were:

	Gain / (Loss) Recognized in OCI				Location of Gain / (Loss) Recorded in AOCI
	For the Three Months Ended September 30, 2010	For the Three Months Ended September 30, 2009	For the Nine Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009
	(in millions)

Euro notes	$(253)	$(110)	$125	$(122)	Currency Translation Adjustment
Economic Hedges: The effects of economic hedges, derivatives that are not designated as hedging instruments, for the three and nine months ended September 30, 2010 and 2009 were:
	Gain / (Loss) Recognized in Earnings				Location of
	For the Three	For the Three	For the Nine	For the Nine	Gain / (Loss)
	Months Ended	Months Ended	Months Ended	Months Ended	Recognized
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	in Earnings
	(in millions)

Foreign exchange contracts:
Intercompany loans and forecasted interest payments	$35	$(4)	$58	$(12)	Interest expense
Forecasted transactions	(3)	(2)	(1)	(8)	Cost of sales
Forecasted transactions	–	–	(17)	–	Interest expense
Cadbury acquisition related	–	–	(395)	–	Interest expense
Interest rate contracts	(1)	–	4	–	Interest expense
Commodity contracts	29	(7)	40	9	Cost of sales

Total	$60	$(13)	$(311)	$(11)

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

Volume:

As of September 30, 2010 and December 31, 2009, we had the following outstanding hedges:

	Notional Amount
	September 30, 2010	December 31, 2009
	(in millions)
Foreign exchange contracts:
Intercompany loans and forecasted interest payments	$3,365	$1,376
Forecasted transactions	1,351	631
Commodity contracts	368	1,832
Interest rate contracts	5,197	2,350
Net investment hedge – euro notes	3,885	4,081

Note 13.  Commitments and Contingencies:

Legal Proceedings:

We routinely are involved in legal proceedings, claims and governmental inspections or investigations (“Legal Matters”) arising in the ordinary course of our business. Currently, we do not believe that the ultimate costs to resolve any of the Legal Matters will have a material effect on our financial results.

Third-Party Guarantees:

We have third-party guarantees primarily covering the long-term obligations of our vendors. As part of those transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At September 30, 2010, the carrying amount of our third-party guarantees on our condensed consolidated balance sheet and the maximum potential payment under these guarantees was $29 million. Substantially all of these guarantees expire at various times through 2018.

Leases:

As of September 30, 2010, minimum rental commitments under non-cancelable operating leases in effect at quarter-end were (in millions):

2011		$387
2012		359
2013		243
2014		159
2015		125
Thereafter		275

Note 14.  Income Taxes:

As of January 1, 2010, our unrecognized tax benefits were $829 million. If we had recognized all of these benefits, the net impact on our income tax provision would have been $661 million. Our unrecognized tax benefits were $1,193 million at September 30, 2010, and if we had recognized all of these benefits, the net impact to our income tax provision would have been $863 million. The amount of unrecognized tax benefits could decrease by approximately $55 million during the next 12 months due to the potential resolution of certain foreign, U.S. federal and state examinations. Furthermore, we recorded $302 million of unrecognized tax benefits and $47 million of accrued interest and penalties as part of our purchase price allocations for Cadbury, which are subject to revision when the purchase price allocations are finalized in the fourth quarter of 2010. We include accrued interest and penalties related to uncertain tax positions in our tax provision. We had accrued interest and penalties of $210 million as of January 1, 2010 and $242 million as of September 30, 2010.

The changes in our unrecognized tax benefits for the nine months ended September 30, 2010 and 2009 were (in millions):

	2010	2009

January 1	$829	$807
Increases from positions taken during prior periods	8	29
Decreases from positions taken during prior periods	(80)	(196)
Increases from positions taken during the current period	186	107
Increases from acquisition adjustments	302	–
Decreases relating to settlements with taxing authorities	(15)	(11)
Reductions resulting from the lapse of the applicable statute of limitations	(15)	(14)
Currency / other	(22)	22

September 30	$1,193	$744

The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities consisted of the following at September 30, 2010 and December 31, 2009:
	September 30, 2010	December 31, 2009
	(in millions)

Deferred income tax assets:
Accrued postretirement and postemployment benefits	$1,347	$1,472
Accrued pension costs	682	456
Other	2,655	1,997

Total deferred income tax assets	4,684	3,925

Valuation allowance	(356)	(97)

Net deferred income tax assets	$4,328	$3,828

Deferred income tax liabilities:
Trade names	$(7,404)	$(4,431)
Property, plant and equipment	(1,964)	(2,029)
Other	(701)	(1,055)

Total deferred income tax liabilities	(10,069)	(7,515)

Net deferred income tax liabilities	$(5,741)	$(3,687)

Note 15.  Earnings Per Share:

Basic and diluted EPS were calculated using the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions, except per share data; 2009 revised)

Earnings from continuing operations	$760	$774	$1,948	$2,158
Earnings and gain from discontinued operations, net of income taxes	–	52	1,644	159

Net earnings	760	826	3,592	2,317
Noncontrolling interest	6	2	18	6

Net earnings attributable to Kraft Foods	$754	$824	$3,574	$2,311

Weighted-average shares for basic EPS	1,748	1,479	1,702	1,477
Plus incremental shares from assumed conversions of stock options and long-term incentive plan shares	6	8	6	8

Weighted-average shares for diluted EPS	1,754	1,487	1,708	1,485

Basic earnings per share attributable to Kraft Foods:
Continuing operations	$0.43	$0.52	$1.13	$1.45
Discontinued operations	–	0.04	0.97	0.11

Net earnings attributable to Kraft Foods	$0.43	$0.56	$2.10	$1.56

Diluted earnings per share attributable to Kraft Foods:
Continuing operations	$0.43	$0.52	$1.13	$1.45
Discontinued operations	–	0.03	0.96	0.11

Net earnings attributable to Kraft Foods	$0.43	$0.55	$2.09	$1.56

We exclude antidilutive Kraft Foods stock options from our calculation of weighted-average shares for diluted EPS. We excluded 31.3 million antidilutive stock options for the three months and 27.8 million antidilutive stock options for the nine months ended September 30, 2010, and we excluded 23.2 million antidilutive stock options for the three months and 23.3 million antidilutive stock options for the nine months ended September 30, 2009.

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

Management uses segment operating income to evaluate segment performance and allocate resources. We believe it is appropriate to disclose this measure to help investors analyze segment performance and trends. Segment operating income excludes unrealized gains and losses on hedging activities (which are a component of cost of sales), certain components of our U.S. pension plan cost (which is a component of cost of sales and selling, general and administrative expenses), general corporate expenses (which are a component of selling, general and administrative expenses) and amortization of intangibles for all periods presented. We exclude certain components of our U.S. pension plan cost from segment operating income because we centrally manage pension plan funding decisions and the determination of discount rate, expected rate of return on plan assets and other actuarial assumptions. Therefore, we allocate only the service cost component of our U.S. pension plan expense to segment operating income. We exclude the unrealized gains and losses on hedging activities from segment operating income in order to provide better transparency of our segment operating results. Once realized, we record gains and losses on hedging activities within segment operating results. Furthermore, we centrally manage interest and other expense, net. Accordingly, we do not present these items by segment because they are excluded from the segment profitability measure that management reviews.

Segment data were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions; 2009 as revised)
Net revenues:
Kraft Foods North America:
U.S. Beverages	$756	$754	$2,463	$2,373
U.S. Cheese	863	824	2,505	2,605
U.S. Convenient Meals	806	774	2,415	2,335
U.S. Grocery	779	778	2,518	2,569
U.S. Snacks	1,505	1,232	4,413	3,717
Canada & N.A. Foodservice	1,164	1,010	3,408	2,868
Kraft Foods Europe	2,670	2,070	8,172	6,081
Kraft Foods Developing Markets	3,320	1,955	9,540	5,609

Net revenues	$11,863	$9,397	$35,434	$28,157

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions; 2009 as revised)
Earnings from continuing operations before income taxes:
Operating income:
Kraft Foods North America:
U.S. Beverages	$131	$133	$481	$443
U.S. Cheese	169	166	439	463
U.S. Convenient Meals	82	63	267	208
U.S. Grocery	244	258	887	859
U.S. Snacks	216	196	663	530
Canada & N.A. Foodservice	160	140	435	339
Kraft Foods Europe	332	211	956	565
Kraft Foods Developing Markets	370	285	1,158	745
Unrealized gains on hedging activities	16	19	–	140
Certain U.S. pension plan costs	(42)	(27)	(123)	(121)
General corporate expenses	(106)	(99)	(591)	(186)
Amortization of intangibles	(53)	(6)	(146)	(15)

Operating income	1,519	1,339	4,426	3,970
Interest and other expense, net	433	323	1,496	915

Earnings from continuing operations before income taxes	$1,086	$1,016	$2,930	$3,055

Unrealized Gains / (Losses) on Hedging Activities – We recognized gains on the change in unrealized hedging positions of $16 million for the three months ended September 30, 2010, and gains of $19 million for the three months and $140 million for the nine months ended September 30, 2009.

General Corporate Expenses – The 2010 increase in general corporate expenses was primarily due to acquisition-related transaction fees, Integration Program costs and the impact of Cadbury’s corporate charges.

Restructuring Costs – We incurred charges under the Integration Program of $92 million for the three months and $284 million for the nine months ended September 30, 2010. We recorded these charges in operations, primarily as a part of selling, general and administrative expenses within our Kraft Foods Europe and Kraft Foods Developing Markets segments, as well as general corporate expenses. We also incurred charges associated with our cost savings initiatives of $17 million for the three months and $93 million for the nine months ended September 30, 2010. We recorded these charges in operations, primarily within selling, general and administrative expenses within our Kraft Foods Europe and Canada & N.A. Foodservice segments, as well as general corporate expenses.

Total assets by segment were:

	September 30, 2010	December 31, 2009
	(in millions)
Total assets:
Kraft Foods North America:
U.S. Beverages	$2,325	$2,382
U.S. Cheese	4,549	4,589
U.S. Convenient Meals	2,023	3,063
U.S. Grocery	5,602	5,565
U.S. Snacks	20,653	16,418
Canada & N.A. Foodservice	7,023	5,051
Kraft Foods Europe	23,546	16,073
Kraft Foods Developing Markets	24,445	11,087
Unallocated assets (1)	3,454	2,486

Total assets	$93,620	$66,714

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

Net revenues by consumer sector, which includes Kraft macaroni and cheese dinners in the Convenient Meals sector and the separation of Canada & N.A. Foodservice, Kraft Foods Europe and Kraft Foods Developing Markets into sector components, were:

	For the Three Months Ended September 30, 2010
	Kraft Foods North America	Kraft Foods Europe	Kraft Foods Developing Markets	Total
	(in millions)

Biscuits (1)	$1,394	$514	$681	$2,589
Confectionery (1)	481	1,203	1,674	3,358
Beverages	895	561	595	2,051
Cheese	1,226	233	209	1,668
Grocery	700	86	130	916
Convenient Meals	1,177	73	31	1,281

Total net revenues	$5,873	$2,670	$3,320	$11,863

	For the Three Months Ended September 30, 2009
	Kraft Foods North America	Kraft Foods Europe	Kraft Foods Developing Markets	Total
	(in millions; as revised)

Biscuits (1)	$1,416	$573	$621	$2,610
Confectionery (1)	70	504	430	1,004
Beverages	881	572	518	1,971
Cheese	1,174	244	216	1,634
Grocery	706	96	140	942
Convenient Meals	1,125	81	30	1,236

Total net revenues	$5,372	$2,070	$1,955	$9,397

	For the Nine Months Ended September 30, 2010
	Kraft Foods North America	Kraft Foods Europe	Kraft Foods Developing Markets	Total
	(in millions)

Biscuits (1)	$4,157	$1,730	$1,956	$7,843
Confectionery (1)	1,258	3,541	4,623	9,422
Beverages	2,857	1,730	1,834	6,421
Cheese	3,618	715	634	4,967
Grocery	2,363	254	401	3,018
Convenient Meals	3,469	202	92	3,763

Total net revenues	$17,722	$8,172	$9,540	$35,434

	For the Nine Months Ended September 30, 2009
	Kraft Foods North America	Kraft Foods Europe	Kraft Foods Developing Markets	Total
	(in millions; as revised)

Biscuits (1)	$4,196	$1,689	$1,754	$7,639
Confectionery (1)	183	1,524	1,289	2,996
Beverages	2,727	1,676	1,476	5,879
Cheese	3,593	706	604	4,903
Grocery	2,408	271	400	3,079
Convenient Meals	3,360	215	86	3,661

Total net revenues	$16,467	$6,081	$5,609	$28,157

(1)       Biscuits and Confectionery were previously reported combined as Snacks. With the Cadbury acquisition, the Biscuits and Confectionery sectors have been broken out separately. The Biscuits sector primarily includes Cookies, Crackers and Nuts. The Confectionery sector primarily includes Chocolate, Gum and Candy.

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

Executive Summary

This executive summary provides significant highlights of the Discussion and Analysis that follows.

•	Net revenues increased 26.2% to $11.9 billion in the third quarter of 2010 and increased 25.8% to $35.4 billion in the first nine months of 2010 as compared to the same periods in the prior year.

•

Diluted EPS attributable to Kraft Foods decreased 21.8% to $0.43 in the third quarter of 2010 and increased 34.0% to $2.09 in the first nine months of 2010 as compared to the same periods in the prior year.

•

Diluted EPS attributable to Kraft Foods from continuing operations decreased 17.3% to 0.43 in the third quarter of 2010 and decreased 22.1% to $1.13 in the first nine months of 2010 as compared to the same periods in the prior year.

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

As part of our Cadbury acquisition, we expensed and incurred transaction related fees of $2 million for the three months, $217 million for the nine months ended September 30, 2010 and $11 million for the three and nine months ended September 30, 2009. We recorded these expenses within selling, general and administrative expenses. We also incurred acquisition financing fees of $96 million in the first quarter of 2010. We recorded these expenses within interest and other expense, net.

Cadbury contributed net revenues of $6,376 million and net earnings of $369 million from February 2, 2010 through September 30, 2010. The following unaudited pro forma summary presents Kraft Foods’ consolidated information as if Cadbury had been acquired on January 1, 2009. These amounts were calculated after conversion to accounting principles generally accepted in the United States of America (“U.S. GAAP”), applying our accounting policies, and adjusting Cadbury’s results to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment, and intangible assets had been applied from January 1, 2009, together with the consequential tax effects. These adjustments also reflect the additional interest expense incurred on the debt to finance the purchase, and the divestitures of certain Cadbury confectionery operations in Poland and Romania, as required by the EU Commission as a condition of our Cadbury acquisition.

	Pro forma for the Three Months Ended September 30,	Pro forma for the Nine Months Ended September 30,
	2009	2010	2009
	(in millions)

Net revenues	$11,812	$35,997	$34,599
Net earnings attributable to Kraft Foods	725	3,420	2,097

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

Our February 2, 2010 Cadbury acquisition was valued at $18,547 million, or $17,500 million net of cash and cash equivalents. As part of that acquisition, we acquired the following assets and assumed the following liabilities (in millions):

Receivables (1)	$1,331
Inventories	1,298
Other current assets	695
Property, plant and equipment	3,312
Goodwill (2)	9,174
Intangible assets (3)	12,769
Other assets	376
Short-term borrowings	(1,206)
Accounts payable	(1,689)
Other current liabilities (4)	(1,711)
Long-term debt	(2,436)
Deferred income taxes	(2,583)
Accrued pension costs	(816)
Other liabilities	(981)
Noncontrolling interest	(33)

(1)	The gross amount due under the receivables we acquired is $1,402 million, of which $71 million is expected to be uncollectable.
(2)	Goodwill will not be deductible for statutory tax purposes and is attributable to Cadbury’s workforce and the significant synergies we expect from the acquisition.
(3)	$10.2 billion of the intangible assets acquired are expected to be indefinite lived.
(4)

Within other current liabilities, a reserve for exposures related to taxes of approximately $70 million was established within our Developing Markets segment. The cumulative exposure was approximately $140 million at September 30, 2010.

The above amounts represent the allocation of purchase price and are substantially complete. We expect to finalize the purchase price allocation during the fourth quarter of 2010.

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

Summary results of operations for the Frozen Pizza business through September 30, 2010 were:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2009	September 30, 2010	September 30, 2009
	(in millions)

Net revenues	$406	$335	$1,204

Earnings before income taxes	80	73	248
Provision for income taxes	(28)	(25)	(89)
Gain on discontinued operations, net of income taxes	–	1,596	–

Earnings and gain from discontinued operations, net of income taxes	$52	$1,644	$159

Earnings before income taxes, as presented, exclude associated allocated overheads of $25 million for the nine months ended September 30, 2010, $28 million for the three months ended September 30, 2009 and $81 million for the nine months ended September 30, 2009.

The 2010 gain on discontinued operations from the sale of the Frozen Pizza business included tax expense of $1.2 billion.

The following assets of the Frozen Pizza business were included in the Frozen Pizza divestiture (in millions):

Inventories, net	$102
Property, plant and equipment, net	317
Goodwill	475

Distributed assets of the Frozen Pizza business	$894

Other Divestitures:

The EU Commission required, as a condition of our Cadbury acquisition, that we divest certain Cadbury confectionery operations in Poland and Romania. In the third quarter of 2010, we completed the sale of the assets of the confectionery operations in Poland and Romania. The total proceeds from the divestitures were $342 million and the impacts of these divestitures were reflected as adjustments to the purchase price allocations.

In the second quarter of 2009, we received $6 million in proceeds and recorded pre-tax losses of $17 million, or $0.01 per diluted share, on the divestitures of a juice operation in Brazil and a plant in Spain.

The operating results of these divestitures were not material to our financial results in any of the periods presented, neither individually nor in the aggregate.

Restructuring Costs

Integration Program:

We believe our combination with Cadbury has the potential for meaningful revenue synergies over time from investments in distribution, marketing and product development. In addition, we expect to realize annualized costs savings of at least $750 million by the end of the third year following completion of the acquisition. In order to achieve these synergies and cost savings, we expect to incur total integration charges of approximately $1.5 billion in the first three years following the acquisition to combine and integrate the two businesses (the “Integration Program”).

Integration Program costs include the costs associated with combining our operations with Cadbury’s and are separate from the costs related to the acquisition. We incurred charges under the Integration Program of $92 million for the three months and $284 million for the nine months ended September 30, 2010. We recorded these charges in operations, primarily as a part of selling, general and administrative expenses within our Kraft Foods Europe and Kraft Foods Developing Markets segments, as well as general corporate expenses. At September 30, 2010, we had an accrual of $229 million related to the Integration Program.

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

Cost Savings Initiatives:

Cost savings initiatives generally include exit, disposal and other project savings costs. We incurred charges associated with our cost savings initiatives of $17 million for the three months and $93 million for the nine months ended September 30, 2010. We recorded these charges in operations, primarily within selling, general and administrative expenses within our Kraft Foods Europe and Canada & N.A. Foodservice segments, as well as general corporate expenses. These charges primarily included other project savings costs associated with the Kraft Foods Europe Reorganization. Even though other project savings costs were directly attributable to exit and disposal costs, they did not qualify for special accounting treatment as exit or disposal activities.

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

In the third quarter of 2010, we reversed $9 million in Restructuring Program charges relating to severance benefits and other charges. In the second quarter of 2009, we sold a plant in Spain that we previously announced we would close under our Restructuring Program. Accordingly, we reversed $35 million in Restructuring Program charges during the second quarter of 2009, primarily related to severance, and recorded a $17 million loss on the divestiture of the plant. The reversal of the Restructuring Program costs, which affected the segment operating income of the Kraft Foods Europe segment, was recorded within asset impairment and exit costs.

Since the inception of the Restructuring Program, we have paid cash for $1.7 billion of the $2.0 billion in expected cash payments, including $60 million paid in the first nine months of 2010. At September 30, 2010, we had accrued $177 million related to the Restructuring Program.

Provision for Income Taxes

Our effective tax rate was 30.0% in the third quarter of 2010 and 33.5% in the first nine months of 2010. Our third quarter 2010 effective tax rate included net tax benefits of $68 million, primarily resulting from several items in our international operations. For the first nine months of 2010, our effective tax rate included net tax benefits of $100 million. These net benefits were primarily due to the second quarter resolution of a federal tax audit, the tax impacts of the highly inflationary accounting adjustments related to our Venezuelan subsidiaries, and the resolution of several items in our international operations, partially offset by a $137 million write-off of deferred tax assets as a result of the U.S. health care legislation enacted in March 2010.

Our effective tax rate was 23.8% in the third quarter of 2009 and 29.4% in the first nine months of 2009. Our third quarter 2009 effective tax rate included net tax benefits of $143 million, primarily due to an agreement we reached with the IRS on specific matters, settlements with various foreign and state tax authorities, and the expiration of the statute of limitations in various jurisdictions. For the first nine months of 2009, our effective tax rate included net tax benefits of $205 million primarily due to an agreement we reached with the IRS on specific matters, settlements with various foreign and state tax authorities, and the expiration of the statute of limitations in various jurisdictions.

Consolidated Results of Operations

The following discussion compares our consolidated results of operations for the three months ended September 30, 2010 and 2009 and for the nine months ended September 30, 2010 and 2009.

Three Months Ended September 30:

	For the Three Months Ended September 30,
	2010	2009		$ change	% change
	(in millions, except per share data; 2009 revised)

Net revenues	$11,863	$9,397		$2,466	26.2%

Operating income	1,519	1,339		180	13.4%

Earnings from continuing operations	760	774		(14)	(1.8%	)

Net earnings attributable to Kraft Foods	754	824		(70)	(8.5%	)

Diluted earnings per share attributable to Kraft Foods from continuing operations	0.43	0.52		(0.09)	(17.3%	)

Diluted earnings per share attributable to Kraft Foods	0.43	0.55		(0.12)	(21.8%	)

Net Revenues – Net revenues increased $2,466 million (26.2%) to $11,863 million in the third quarter of 2010, and organic net revenues increased $239 million (2.5%) to $9,624 million as follows.
Change in net revenues (by percentage point)
Favorable volume/mix		0.2	pp
Higher net pricing		2.3	pp

Total change in organic net revenues (1)		2.5%
Impact from the Cadbury acquisition		26.2	pp
Unfavorable foreign currency		(2.3	)pp
Impact of divestitures		(0.2	)pp

Total change in net revenues		26.2%

(1) Please see the Non-GAAP Financial Measures section at the end of this item.

Unfavorable foreign currency decreased net revenues by $214 million, due primarily to the strength of the U.S. dollar against the euro and Venezuelan bolivar, partially offset by the strength of the Canadian dollar and Brazilian real versus the U.S. dollar. The Cadbury acquisition added $2,453 million in net revenues. The balance of the increase in net revenues was driven primarily by higher net pricing, mainly in Kraft Foods North America and Kraft Foods Developing Markets, and favorable volume/mix. The favorable volume/mix impact on revenues was driven primarily by higher base volume in Kraft Foods Developing Markets. In addition, the impact of prior year divestitures had an unfavorable impact on revenues.

Operating Income – Operating income increased $180 million (13.4%) to $1,519 million in the third quarter of 2010, due to the following:

	Operating Income	Change
	(in millions)	(percentage point)
Operating Income for the Three Months Ended September 30, 2009 (as revised)	$1,339
Change in operating income
Higher net pricing	213	15.5pp
Favorable volume/mix	16	1.1pp
Higher input costs	(186)	(13.5)pp
Increased operating income from the Cadbury acquisition	290	21.5pp
Lower acquisition-related costs associated with Cadbury	9	0.8pp
Integration Program costs	(92)	(6.9)pp
Higher selling, general and administrative expenses	(40)	(2.9)pp
Change in unrealized gains on hedging activities	(3)	(0.2)pp
Reversal of asset impairment and exit costs	9	0.7pp
Unfavorable foreign currency	(38)	(2.9)pp
Other, net	2	0.2pp

Total change in operating income	180	13.4%

Operating Income for the Three Months Ended September 30, 2010	$1,519

Our input costs increased during the quarter, due to higher raw material costs, partially offset by lower manufacturing costs. The favorable volume/mix was primarily driven by strong contributions from Kraft Foods Developing Markets, partially offset by declines in U.S. Grocery and Canada & N.A. Foodservice. The Cadbury acquisition, net of Integration Program and acquisition-related costs, increased operating income by $207 million. Total selling, general and administrative expenses, as recorded in the condensed consolidated statement of earnings, increased $725 million from the third quarter of 2009, but excluding the impacts of divestitures, foreign currency and our Cadbury acquisition (including Integration Program and acquisition-related costs), increased $40 million over the third quarter of 2009. We recognized gains of $16 million on the change in unrealized hedging positions in the third quarter of 2010, versus gains of $19 million in the third quarter of 2009. During the third quarter of 2010, we reversed $9 million in Restructuring Program charges recorded in prior years. In addition, unfavorable foreign currency decreased operating income by $38 million, due primarily to the strength of the U.S. dollar against the euro and Venezuelan bolivar, which more than offset the strength of the Canadian dollar and Brazilian real against the U.S. dollar.

Net Earnings and Diluted Earnings per Share Attributable to Kraft Foods – Net earnings attributable to Kraft Foods of $754 million decreased by $70 million (8.5%) in the third quarter of 2010. Diluted EPS attributable to Kraft Foods from continuing operations was $0.43 in the third quarter of 2010, down $0.09 from $0.52 in the third quarter of 2009. Diluted EPS attributable to Kraft Foods was $0.43 in the third quarter of 2010, down $0.12 from $0.55 in the third quarter of 2009. These changes were due to the following:

Diluted EPS

Diluted EPS Attributable to Kraft Foods for the Three Months Ended September 30, 2009 (as revised)	$0.55
Discontinued operations	0.03

Diluted EPS Attributable to Kraft Foods from continuing operations for the Three Months Ended September 30, 2009 (as revised)	0.52
Acquisition-related costs	0.01

Operating EPS(1) for the Three Months Ended September 30, 2009	0.53
Increases in operations	0.01
Increases in operations from the Cadbury acquisition	0.12
Change in unrealized gains on hedging activities	–
Unfavorable foreign currency	(0.02)
Higher interest and other expense, net (2)	(0.05)
Changes in taxes (3)	(0.06)
Higher shares outstanding	(0.06)

Operating EPS(3) for the Three Months Ended September 30, 2010	0.47
Acquisition-related costs	0.01
Integration Program costs	(0.05)

Diluted EPS Attributable to Kraft Foods for the Three Months Ended September 30, 2010	$0.43

(1)    Please see the Non-GAAP Financial Measures section at the end of this item.

(2)    Excludes impacts of acquisition-related interest and other expense, net.

(3)    Includes the impact of the 2009 U.S. federal tax audit agreement.

Nine Months Ended September 30:

	For the Nine Months Ended September 30,
	2010	2009	$ change	% change
	(in millions, except per share data; 2009 revised)

Net revenues	$35,434	$28,157	$7,277	25.8%

Operating income	4,426	3,970	456	11.5%

Earnings from continuing operations	1,948	2,158	(210)	(9.7%	)

Net earnings attributable to Kraft Foods	3,574	2,311	1,263	54.7%

Diluted earnings per share attributable to Kraft Foods from continuing operations	1.13	1.45	(0.32)	(22.1%	)

Diluted earnings per share attributable to Kraft Foods	2.09	1.56	0.53	34.0%

Net Revenues – Net revenues increased $7,277 million (25.8%) to $35,434 million in the first nine months of 2010, and organic net revenues increased $727 million (2.6%) to $28,817 million as follows. Please see the Non-GAAP Financial Measures section at the end of this item.

Change in net revenues (by percentage point)
Favorable volume/mix	1.9pp
Higher net pricing	0.7pp

Total change in organic net revenues	2.6%
Impact from the Cadbury acquisition	22.7pp
Favorable foreign currency	0.8pp
Impact of divestitures	(0.3)pp

Total change in net revenues	25.8%

Favorable foreign currency increased net revenues by $241 million, due primarily to the strength of the Canadian dollar, Brazilian real, Australian dollar, and Russian ruble against the U.S. dollar, partially offset by the strength of the U.S. dollar against the Venezuelan bolivar and euro. The Cadbury acquisition added $6,376 million in net revenues. The balance of the increase in net revenues was driven by favorable volume/mix and higher net pricing. The favorable volume/mix impact on revenues was driven primarily by higher base volume in Kraft Foods Developing Markets and Kraft Foods Europe. In addition, we had higher net pricing across all reportable segments, except Kraft Foods Europe and U.S. Snacks. The impact of prior year divestitures had an unfavorable impact on revenues.

Operating Income – Operating income increased $456 million (11.5%) to $4,426 million in the first nine months of 2010, due to the following:

	Operating Income	Change
	(in millions)	(percentage point)
Operating Income for the Nine Months Ended September 30, 2009 (as revised)	$3,970
Change in operating income
Lower input costs	1	0.2pp
Favorable volume/mix	306	7.5pp
Higher net pricing	210	5.1pp
Increased operating income from the Cadbury acquisition	762	19.1pp
Higher acquisition-related costs associated with Cadbury	(261)	(6.5)pp
Integration Program costs	(284)	(7.1)pp
Higher selling, general and administrative expenses	(159)	(3.9)pp
Lower net reversals of asset impairment and exit costs	(17)	(0.5)pp
Change in unrealized gains on hedging activities	(140)	(3.4)pp
Lower losses on divestitures	17	0.5pp
Favorable foreign currency	30	0.8pp
Other, net	(9)	(0.3)pp

Total change in operating income	456	11.5%

Operating Income for the Nine Months Ended September 30, 2010	$4,426

Our input costs were essentially flat during the first nine months of 2010, as lower manufacturing costs were offset by higher raw material costs. The favorable volume/mix was primarily driven by strong contributions from Kraft Foods Developing Markets, Kraft Foods Europe, U.S. Beverages and U.S. Convenient Meals, partially offset by declines in U.S. Grocery, U.S. Cheese and U.S. Snacks. The Cadbury acquisition, net of Integration Program and higher acquisition-related costs, increased operating income by $217 million. Total selling, general and administrative expenses, as recorded in the condensed consolidated statement of earnings, increased $2,527 million from the first nine months of 2009, but excluding the impacts of divestitures, foreign currency and our Cadbury acquisition (including Integration Program and acquisition-related costs), increased $159 million over the first nine months of 2009, primarily due to further investments in our brands. We recognized no net gain or loss on the change in unrealized hedging positions in the first nine months of 2010, versus gains of $140 million in the first nine months of 2009. During the first nine months of 2010, we reversed $9 million in Restructuring Program charges recorded in prior years, versus a reversal of $35 million in Restructuring Program charges recorded in the first nine months of 2009. We recorded an asset impairment charge of $9 million to write off an investment in Norway in the first nine months of 2009. In addition, favorable foreign currency increased operating income by $30 million, due primarily to the strength of the Canadian dollar, Brazilian real, Korean won and Australian dollar against the U.S. dollar, partially offset by the strength of the U.S. dollar against the Venezuelan bolivar and euro.

Net Earnings and Diluted Earnings per Share Attributable to Kraft Foods – Net earnings attributable to Kraft Foods of $3,574 million increased by $1,263 million (54.7%) in the first nine months of 2010. Diluted EPS attributable to Kraft Foods from continuing operations was $1.13 in the first nine months of 2010, down 22.1% from $1.45 in the first nine months of 2009. Diluted EPS attributable to Kraft Foods was $2.09 in the first nine months of 2010, up $0.53 from $1.56 in the first nine months of 2009. These changes were due to the following:

Diluted EPS
Diluted EPS Attributable to Kraft Foods for the Nine Months Ended September 30, 2009 (as revised)	$1.56
Discontinued operations	0.11

Diluted EPS Attributable to Kraft Foods from Continuing Operations for the Nine Months Ended September 30, 2009 (as revised)	1.45
Acquisition-related costs	0.01

Operating EPS(1) for the Nine Months Ended September 30, 2009	1.46

Increases in operations	0.17
Increases in operations from the Cadbury acquisition	0.30
Change in unrealized gains on hedging activities	(0.06)
Favorable foreign currency	0.01
Higher interest and other expense, net (2)	(0.14)
Changes in taxes (3)	–
Higher shares outstanding	(0.18)

Operating EPS(1) for the Nine Months Ended September 30, 2010	1.56

Acquisition-related costs	(0.12)
Acquisition-related interest and other expense, net	(0.10)
Integration Program costs	(0.13)
U.S. health care legislation impact on deferred taxes	(0.08)

Diluted EPS Attributable to Kraft Foods from Continuing Operations for the Nine Months Ended September 30, 2010	1.13
2010 gain on the divestiture of our Frozen Pizza business	0.93
Discontinued operations	0.03

Diluted EPS Attributable to Kraft Foods for the Nine Months Ended September 30, 2010	$2.09

(1)      Please see the Non-GAAP Financial Measures section at the end of this item.

(2)      Excludes impacts of acquisition-related interest and other expense, net.

(3)      Excludes the impacts of the 2010 U.S. health care legislation on deferred taxes and includes the impacts of the U.S. federal tax audit agreements in both 2010 and 2009.

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

The following discussion compares our operating results of each of our reportable segments for the three months ended September 30, 2010 and 2009, and for the nine months ended September 30, 2010 and 2009.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions; 2009 revised)
Net revenues:
Kraft Foods North America:
U.S. Beverages	$756	$754	$2,463	$2,373
U.S. Cheese	863	824	2,505	2,605
U.S. Convenient Meals	806	774	2,415	2,335
U.S. Grocery	779	778	2,518	2,569
U.S. Snacks	1,505	1,232	4,413	3,717
Canada & N.A. Foodservice	1,164	1,010	3,408	2,868
Kraft Foods Europe	2,670	2,070	8,172	6,081
Kraft Foods Developing Markets	3,320	1,955	9,540	5,609

Net revenues	$11,863	$9,397	$35,434	$28,157

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions; 2009 revised)
Operating income:
Kraft Foods North America:
U.S. Beverages	$131	$133	$481	$443
U.S. Cheese	169	166	439	463
U.S. Convenient Meals	82	63	267	208
U.S. Grocery	244	258	887	859
U.S. Snacks	216	196	663	530
Canada & N.A. Foodservice	160	140	435	339
Kraft Foods Europe	332	211	956	565
Kraft Foods Developing Markets	370	285	1,158	745
Unrealized gains on hedging activities	16	19	–	140
Certain U.S. pension plan costs	(42)	(27)	(123)	(121)
General corporate expenses	(106)	(99)	(591)	(186)
Amortization of intangibles	(53)	(6)	(146)	(15)

Operating income	$1,519	$1,339	$4,426	$3,970

In the second quarter of 2010, we changed the consolidation date for certain European Biscuits operations, which are included within our Kraft Foods Europe segment, and certain operations in Asia Pacific, which are included within our Kraft Foods Developing Markets segment. Previously, these operations primarily reported period-end results one month prior to the end of the quarter and now report period-end results two weeks prior to the last Saturday of the quarter. We believe the change is preferable and will improve financial reporting by better matching the close dates of each subsidiary to our other international operating subsidiaries, which operate similarly. This change resulted in a favorable impact to net revenues of approximately $70 million during the second quarter of 2010 and had an insignificant impact on net earnings in that quarter and on the year. As the impacts to prior period results were not material to our financial results, we have not revised the prior period results for this change. Our domestic operating subsidiaries will continue to report period-end results as of the Saturday closest to the end of each period, and our international operating subsidiaries will continue to report period-end results two weeks prior to the Saturday closest to the end of each period.

As discussed in Note 16, Segment Reporting, management uses segment operating income to evaluate segment performance and allocate resources. We believe it is appropriate to disclose this measure to help investors analyze segment performance and trends. Segment operating income excludes unrealized gains and losses on hedging activities (which are a component of cost of sales), certain components of our U.S. pension plan cost (which is a component of cost of sales and selling, general and administrative expenses), general corporate expenses (which are a component of selling, general and administrative expenses) and amortization of intangibles for all periods presented. We exclude certain components of our U.S. pension plan cost from segment operating income because we centrally manage pension plan funding decisions and the determination of discount rate, expected rate of return on plan assets and other actuarial assumptions. Therefore, we allocate only the service cost component of our U.S. pension plan expense to segment operating income. We exclude the unrealized gains and losses on hedging activities from segment operating income in order to provide better transparency of our segment operating results. Once realized, we record the gains and losses on hedging activities within segment operating results.

The 2010 increase in general corporate expenses was primarily due to acquisition-related transaction fees, Integration Program costs and the impact of Cadbury’s corporate charges. We incurred charges under the Integration Program of $92 million for the three months and $284 million for the nine months ended September 30, 2010. We recorded these charges in operations, primarily as a part of selling, general and administrative expenses within our Kraft Foods Europe and Kraft Foods Developing Markets segments, as well as general corporate expenses. We also incurred charges associated with our cost savings initiatives of $17 million for the three months and $93 million for the nine months ended September 30, 2010. We recorded these charges in operations, primarily within selling, general and administrative expenses within our Kraft Foods Europe and Canada & N.A. Foodservice segments, as well as general corporate expenses.

U.S. Beverages

	For the Three Months Ended September 30,
	2010	2009	$ change	% change
	(in millions)

Net revenues	$756	$754	$2	0.3%
Segment operating income	131	133	(2)	(1.5%)

	For the Nine Months Ended September 30,
	2010	2009	$ change	% change
	(in millions)

Net revenues	$2,463	$2,373	$90	3.8%
Segment operating income	481	443	38	8.6%

Three Months Ended September 30:

Net revenues increased $2 million (0.3%), due to higher net pricing (0.5 pp), partially offset by unfavorable volume/mix (0.2 pp). The unfavorable volume/mix impact on net revenue was primarily driven by lower shipments in Maxwell House coffee, which was partially offset by higher shipments in Starbucks coffee, ready-to-drink beverages (primarily Kool-Aid and Capri Sun) and powdered beverages (primarily Tang and Country Time).

Segment operating income decreased $2 million (1.5%), due primarily to higher raw material costs and higher marketing support costs, partially offset by lower manufacturing costs.

Nine Months Ended September 30:

Net revenues increased $90 million (3.8%), due to favorable volume/mix (3.5 pp) and higher net pricing (0.3 pp). The favorable volume/mix impact on net revenue was primarily driven by higher shipments in ready-to-drink beverages, reflecting volume gains in Kool-Aid and Capri Sun; coffee, reflecting volume gains in Maxwell House and Starbucks; and powdered beverages, reflecting volume gains in Tang.

Segment operating income increased $38 million (8.6%), due primarily to lower manufacturing costs, favorable volume/mix and higher net pricing, partially offset by higher marketing support costs and higher raw material costs.

U.S. Cheese

	For the Three Months Ended September 30,
	2010	2009	$ change	% change
	(in millions)

Net revenues	$863	$824	$39	4.7%
Segment operating income	169	166	3	1.8%

	For the Nine Months Ended September 30,
	2010	2009	$ change	% change
	(in millions)

Net revenues	$2,505	$2,605	$(100)	(3.8%)
Segment operating income	439	463	(24)	(5.2%)

Three Months Ended September 30:

Net revenues increased $39 million (4.7%), due to higher net pricing (8.4 pp), partially offset by unfavorable volume/mix (3.7 pp). Higher net pricing was due to input cost-driven pricing, partially offset by increased promotional spending. The unfavorable volume/mix impact on net revenue was primarily driven by lower shipments across most cheese categories.

Segment operating income increased $3 million (1.8%), due primarily to higher net pricing and lower manufacturing costs, partially offset by higher raw material costs (primarily higher dairy costs), unfavorable volume/mix and higher marketing support costs.

Nine Months Ended September 30:

Net revenues decreased $100 million (3.8%), due to unfavorable volume/mix (6.0 pp), partially offset by higher net pricing (2.2 pp). Unfavorable volume/mix was driven by lower shipments across most cheese categories. Higher net pricing was due to input cost-driven pricing, partially offset by higher promotional spending.

Segment operating income decreased $24 million (5.2%), due primarily to higher raw material costs (primarily higher dairy costs), unfavorable volume/mix, higher marketing support costs and higher other selling, general and administrative expenses, partially offset by higher net pricing and lower manufacturing costs.

U.S. Convenient Meals

	For the Three Months Ended September 30,
	2010	2009	$ change	% change
	(in millions; 2009 revised)

Net revenues	$806	$774	$32	4.1%
Segment operating income	82	63	19	30.2%

	For the Nine Months Ended September 30,
	2010	2009	$ change	% change
	(in millions; 2009 revised)

Net revenues	$2,415	$2,335	$80	3.4%
Segment operating income	267	208	59	28.4%

Three Months Ended September 30:
Net revenues increased $32 million (4.1%), due to favorable volume/mix (3.1 pp) and higher net pricing (1.0 pp). The favorable volume/mix impact on net revenue was primarily driven by higher shipments in Lunchables combination meals and cold cuts. Higher net pricing was primarily related to bacon, partially offset by increased promotional spending in Lunchables combination meals and hot dogs.

Segment operating income increased $19 million (30.2%), due primarily to lower other selling, general and administrative expenses, lower manufacturing costs, favorable volume/mix and higher net pricing, partially offset by higher raw material costs and higher marketing support costs.

Nine Months Ended September 30:

Net revenues increased $80 million (3.4%), due to favorable volume/mix (3.4 pp). Favorable volume/mix was driven by higher shipments in hot dogs, Lunchables combination meals, cold cuts and bacon.

Segment operating income increased $59 million (28.4%), due to lower other selling, general and administrative expenses, lower manufacturing costs and favorable volume/mix, partially offset by higher raw material costs and higher marketing support costs.

U.S. Grocery

	For the Three Months Ended September 30,
	2010	2009	$ change	% change
	(in millions)

Net revenues	$779	$778	$1	0.1%
Segment operating income	244	258	(14)	(5.4%	)

	For the Nine Months Ended September 30,
	2010	2009	$ change	% change
	(in millions)

Net revenues	$2,518	$2,569	$(51)	(2.0%	)
Segment operating income	887	859	28	3.3%

Three Months Ended September 30:

Net revenues increased $1 million (0.1%), due to higher net pricing (5.9 pp) almost entirely offset by unfavorable volume/mix (5.8 pp). Higher net pricing was primarily related to Kraft macaroni and cheese dinners, pourable dressings, ready-to-eat desserts and dry packaged desserts, partially offset by spoonable dressings due to increased promotional spending. The unfavorable volume/mix impact on net revenue was driven by lower shipments across most key categories, primarily spoonable dressings, Kraft macaroni and cheese dinners, pourable dressings and dry packaged desserts.

Segment operating income decreased $14 million (5.4%), due primarily to unfavorable volume/mix, higher raw material costs, higher marketing support costs and higher manufacturing costs, partially offset by higher net pricing.

Nine Months Ended September 30:

Net revenues decreased $51 million (2.0%), due to unfavorable volume/mix (4.4 pp), partially offset by higher net pricing (2.4 pp). Unfavorable volume/mix was due primarily to lower shipments across most key categories. Higher net pricing was primarily related to Kraft macaroni and cheese dinners, dry packaged desserts, ready-to-eat desserts and pourable dressings, partially offset by spoonable dressings due to increased promotional spending.

Segment operating income increased $28 million (3.3%), due primarily to higher net pricing, lower manufacturing costs and lower raw material costs, partially offset by unfavorable volume/mix and higher marketing support costs.

U.S. Snacks

	For the Three Months Ended September 30,
	2010	2009	$ change	% change
	(in millions)

Net revenues	$1,505	$1,232	$273	22.2%
Segment operating income	216	196	20	10.2%

	For the Nine Months Ended September 30,
	2010	2009	$ change	% change
	(in millions)

Net revenues	$4,413	$3,717	$696	18.7%
Segment operating income	663	530	133	25.1%

Three Months Ended September 30:

Net revenues increased $273 million (22.2%), due to our Cadbury acquisition (23.3 pp) and higher net pricing (1.1 pp), partially offset by unfavorable volume/mix (1.1 pp) and the impact of divestitures (1.1 pp). Biscuits net revenues decreased, due to unfavorable volume/mix, partially offset by higher pricing, net of increased promotional spending. Biscuits unfavorable volume/mix was due primarily to lower shipments in crackers (primarily Cheese Nips, Honey Maid and Premium). Snack nuts net revenues increased, as higher net pricing more than offset unfavorable volume/mix.

Segment operating income increased $20 million (10.2%), due primarily to our Cadbury acquisition, higher net pricing and lower other selling, general and administrative expenses, partially offset by higher raw material costs, higher marketing support costs and higher manufacturing costs.

Nine Months Ended September 30:

Net revenues increased $696 million (18.7%), due to our Cadbury acquisition (20.8 pp), partially offset by the impact of divestitures (1.3 pp), unfavorable volume/mix (0.5 pp) and lower net pricing (0.3 pp). Biscuits net revenues decreased, driven by unfavorable volume/mix and lower net pricing. Biscuits unfavorable volume/mix was due primarily to lower shipments in crackers (primarily Wheat Thins, Cheese Nips, Honey Maid and Triscuit) and cookies (primarily Newtons, Nutter Butter and Nilla). Snack nuts net revenues increased, due to favorable volume/mix, driven by higher shipments.

Segment operating income increased $133 million (25.1%), due primarily to our Cadbury acquisition, lower other selling, general and administrative expenses, lower raw material costs and lower manufacturing costs, partially offset by higher marketing support costs, unfavorable volume/mix, the impact of divestitures and lower net pricing.

Canada & N.A. Foodservice

	For the Three Months Ended September 30,
	2010	2009	$ change	% change
	(in millions; 2009 revised)

Net revenues	$1,164	$1,010	$154	15.2%
Segment operating income	160	140	20	14.3%

	For the Nine Months Ended September 30,
	2010	2009	$ change	% change
	(in millions; 2009 revised)

Net revenues	$3,408	$2,868	$540	18.8%
Segment operating income	435	339	96	28.3%

Three Months Ended September 30:

Net revenues increased $154 million (15.2%), due to our Cadbury acquisition (13.0 pp), the impact of favorable foreign currency (3.6 pp) and higher net pricing (2.8 pp), partially offset by unfavorable volume/mix (4.2 pp). In Canada, net revenues increased, driven by our Cadbury acquisition, favorable foreign currency and higher net pricing, partially offset by unfavorable volume/mix, reflecting volume declines across all retail businesses. In N.A. Foodservice, net revenues increased, driven by higher net pricing and favorable foreign currency, partially offset by unfavorable volume/mix.

Segment operating income increased $20 million (14.3%), due primarily to our Cadbury acquisition, higher net pricing and favorable foreign currency, partially offset by higher raw material costs and unfavorable volume/mix.

Nine Months Ended September 30:

Net revenues increased $540 million (18.8%), due to our Cadbury acquisition (10.4 pp), the significant impact of favorable foreign currency (7.7 pp) and higher net pricing (1.1 pp), partially offset by unfavorable volume/mix (0.4 pp). In Canada, net revenues increased, driven by our Cadbury acquisition, favorable foreign currency and higher net pricing. In N.A. Foodservice, net revenues increased, driven by favorable foreign currency and higher net pricing, partially offset by lower volume, due to industry wide declines in restaurant traffic.

Segment operating income increased $96 million (28.3%), due primarily to our Cadbury acquisition, lower manufacturing costs, favorable foreign currency and higher net pricing, partially offset by higher raw material costs, higher selling, general and administrative expenses and unfavorable volume/mix.

Kraft Foods Europe

	For the Three Months Ended September 30,
	2010	2009	$ change	% change
	(in millions)

Net revenues	$2,670	$2,070	$600	29.0%
Segment operating income	332	211	121	57.3%

	For the Nine Months Ended September 30,
	2010	2009	$ change	% change
	(in millions)

Net revenues	$8,172	$6,081	$2,091	34.4%
Segment operating income	956	565	391	69.2%

Three Months Ended September 30:

Net revenues increased $600 million (29.0%), due to our Cadbury acquisition (36.0 pp), favorable volume/mix (1.4 pp) and higher net pricing (0.3 pp), partially offset by the impact of unfavorable foreign currency (8.7 pp). Volume/mix gains in coffee and cheese, due primarily to higher shipments, drove net revenues higher. Higher net pricing in biscuits and chocolate was partially offset by increased promotional spending in cheese. Unfavorable foreign currency primarily reflected the strength of the U.S. dollar against the euro and British pound.

Segment operating income increased $121 million (57.3%), due primarily to our Cadbury acquisition, lower manufacturing costs, lower other selling, general and administrative expenses, lower marketing support costs and higher net pricing (partially offset by higher raw material costs) and unfavorable foreign currency.

Nine Months Ended September 30:

Net revenues increased $2,091 million (34.4%), due to our Cadbury acquisition (33.0 pp) and favorable volume/mix (4.7 pp; including approximately 0.8pp from the favorable impact of an accounting calendar change for certain European Biscuits operations), partially offset by lower net pricing (1.6 pp), the impact of unfavorable foreign currency (1.4 pp) and the impact of divestitures (0.3 pp). Volume/mix gains in biscuits, cheese, coffee and chocolate, due primarily to higher shipments, drove net revenues higher. Lower net pricing was reflected across all categories. Unfavorable foreign currency primarily reflected the strength of the U.S. dollar against the euro, partially offset by the strength of the Swedish krona, Norwegian krone and Swiss franc versus the U.S. dollar.

Segment operating income increased $391 million (69.2%), due primarily to our Cadbury acquisition, favorable volume/mix, lower manufacturing costs, lower other selling, general and administrative expenses, the 2009 net loss on the divestiture of a plant in Spain and the 2009 asset impairment charge to write-off an investment in Norway. These favorable variances were partially offset by lower net pricing, higher raw material costs, the 2009 reversal of prior years’ Restructuring Program costs, higher marketing support costs and unfavorable foreign currency.

Kraft Foods Europe Reorganization – The reorganization of our European operations to function on a pan-European centralized category management and value chain model was completed in 2009 for our Chocolate, Coffee and Cheese categories. The integration of our European Biscuits business was principally completed in the second quarter of 2010. Our subsidiary, Kraft Foods Europe GmbH, acts as the European Principal Company (“EPC”). The EPC manages our European categories centrally and makes decisions for all aspects of the value chain, except for sales and distribution. Our European subsidiaries will execute sales and distribution locally, and the local production companies act as toll manufacturers on behalf of the EPC. As part of the reorganization, we incurred $44 million of other project savings costs during the first nine months of 2010 and $63 million of other project savings costs during the first nine months of 2009. These charges were recorded within cost of sales and selling, general and administrative expenses. Management believes the disclosure of other project savings costs provides readers of our financial statements greater transparency to the total costs of our Kraft Foods Europe Reorganization.

Kraft Foods Developing Markets

	For the Three Months Ended
	September 30,
	2010	2009	$ change	% change
	(in millions)

Net revenues	$3,320	$1,955	$1,365	69.8%
Segment operating income	370	285	85	29.8%

	For the Nine Months Ended
	September 30,
	2010	2009	$ change	% change
	(in millions)

Net revenues	$9,540	$5,609	$3,931	70.1%
Segment operating income	1,158	745	413	55.4%

Three Months Ended September 30:

Net revenues increased $1,365 million (69.8%), due to our Cadbury acquisition (66.1 pp), favorable volume/mix (5.3 pp) and higher net pricing (2.1 pp), partially offset by the impact of unfavorable foreign currency (3.7 pp). In Central and Eastern Europe, Middle East and Africa, net revenues increased, driven by our Cadbury acquisition and favorable volume/mix across most of the region except for Russia, partially offset by unfavorable foreign currency and lower net pricing due to increased promotional spending across the region. In Latin America, net revenues increased, driven by our Cadbury acquisition, higher net pricing across most of the region and favorable volume/mix, primarily in Brazil, Argentina and Mexico, partially offset by unfavorable foreign currency. In Asia Pacific, net revenues increased, due to our Cadbury acquisition, favorable volume/mix driven by higher shipments, primarily in China and Indonesia, and favorable foreign currency.

Segment operating income increased $85 million (29.8%), due primarily to our Cadbury acquisition, favorable volume/mix, higher net pricing and lower other selling, general and administrative expenses, partially offset by higher marketing support costs, higher manufacturing costs, unfavorable foreign currency and higher raw material costs.

Nine Months Ended September 30:

Net revenues increased $3,931 million (70.1%), due to our Cadbury acquisition (59.3 pp), favorable volume/mix (6.6 pp; including approximately 0.3pp from the favorable impact of an accounting calendar change for certain operations in Asia Pacific), higher net pricing (2.8 pp) and the impact of favorable foreign currency (1.8 pp). These were partially offset by the impact of divestitures (0.4 pp). In Central and Eastern Europe, Middle East and Africa, net revenues increased, driven by our Cadbury acquisition, favorable volume/mix across most of the region except for Southeast Europe and favorable foreign currency. In Latin America, net revenues increased, driven by our Cadbury acquisition, higher net pricing across most of the region and favorable volume/mix, primarily in Brazil, Argentina and Mexico, partially offset by unfavorable foreign currency and the impact of divestitures. In Asia Pacific, net revenues increased, due primarily to our Cadbury acquisition, favorable volume/mix driven by higher shipments, primarily in China, Indonesia and Australia/New Zealand, and favorable foreign currency.

Segment operating income increased $413 million (55.4%), due primarily to our Cadbury acquisition, favorable volume/mix and higher net pricing. These favorable variances were partially offset by higher marketing support costs, higher manufacturing costs, higher other selling, general and administrative expenses, higher raw material costs and the impact of divestitures.

Venezuela – In the fourth quarter of 2009, the Venezuelan economy was classified as highly inflationary under U.S. GAAP. Effective January 1, 2010, we are accounting for our Venezuelan subsidiaries under highly inflationary accounting rules, which principally means all transactions are recorded in U.S. dollars. Venezuela has three exchange rates: the official rate, the consumer staples rate and the secondary (or parallel) rate. We used both the official rate and the secondary rate to translate our Venezuelan operations into U.S. dollars, based on the nature of the operations of each individual subsidiary. Additionally, we previously carried cash that we had exchanged into U.S. dollars using the secondary market at that rate. Upon the change to highly inflationary accounting, we were required to translate those U.S. dollars on hand using the official rate, which resulted in a charge of $34 million in the first quarter of 2010.

On January 8, 2010, the Venezuelan government devalued its currency. Accordingly, we were required to revalue our net assets in Venezuela. Through the first nine months of 2010, we recorded approximately $85 million of unfavorable foreign currency impacts relating to highly inflationary accounting in Venezuela (which included the one-time impact to translate cash of $34 million). Overall, we expect our 2010 full year operating results to be negatively impacted by approximately $100 to $150 million as a result of the change to highly inflationary accounting and the devaluation of the Venezuelan bolivar.

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

During the first nine months of 2010, our aggregate commodity costs increased primarily as a result of cocoa, sugar and dairy costs. In the first nine months of 2010, our commodity costs were approximately $320 million higher than the first nine months of 2009, including the change in Cadbury’s commodity costs. The costs of cocoa, sugar, dairy, grain, oil, energy and coffee accounted for the majority of the overall volatility in prices. Overall, we expect commodity prices to continue to be volatile over the remainder of the year.

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

Net Cash Provided by Operating Activities:

During the first nine months of 2010, operating activities provided $1,224 million net cash, compared with $3,269 million during the first nine months of 2009. The decrease in operating cash flows primarily relate to estimated tax payments on the Frozen Pizza divestiture, increased inventory levels and the unfavorable impact of acquisition-related financing fees; partially offset by increased earnings.

During the first nine months of 2010, we contributed $33 million to our U.S. pension plans and $180 million to our non-U.S. pension plans. We plan to make further contributions of approximately $20 million to our U.S. plans and approximately $100 million to our non-U.S. plans during the remainder of 2010. We expect to fund these contributions from operations.

Net Cash Used in Investing Activities:

During the first nine months of 2010, net cash used in investing activities was $6.8 billion, compared with $700 million in the first nine months of 2009. The increase in cash used in investing activities primarily relates to the Cadbury acquisition, partially offset by higher proceeds from divestitures. During the first nine months of 2010, we paid $9.8 billion in net cash for the Cadbury acquisition, and we received $3.7 billion in proceeds from the sale of the Frozen Pizza business and $0.3 billion in proceeds from the divestitures in Poland and Romania. During the first nine months of 2009, we divested a juice operation in Brazil and a plant in Spain and received $6 million in proceeds.

Capital expenditures, which were funded by operating activities, were $1.0 billion in the first nine months of 2010, compared with $749 million in the first nine months of 2009. Cadbury accounted for $260 million of the capital expenditures in the first nine months of 2010. We expect full-year capital expenditures to be approximately $1.7 billion, including capital expenditures for Cadbury and for systems investments. We expect to fund these expenditures from operations.

Net Cash Provided by / (Used in) Financing Activities:

During the first nine months of 2010, net cash provided by financing activities was $5.9 billion, compared with $961 million used in the first nine months of 2009. The net cash provided by financing activities in the first nine months of 2010 primarily related to proceeds from our long-term debt issuance of $9.4 billion, partially offset by $1.3 billion in net repayments of short-term borrowings, $1.7 billion in dividends paid and $512 million in long-term debt repayments. The net cash used in financing activities in the first nine months of 2009 primarily related to $1.3 billion in dividends paid, partially offset by $461 million in net issuance of short-term borrowings.

On August 11, 2010, we repaid $500 million of our long-term debt. This repayment was primarily financed from cash from operations. In December 2010, £77 million (approximately $115 million) of our long-term debt matures. We expect to fund this repayment with cash from operations or short-term borrowings.

Borrowing Arrangements:

We maintain a revolving credit facility that we have historically used for general corporate purposes, including for working capital purposes, and to support our commercial paper issuances. Our $4.5 billion three-year senior unsecured revolving credit facility expires in November 2012. No amounts have been drawn on the facility.

The revolving credit facility agreement includes a covenant that we maintain a minimum total shareholders’ equity, excluding accumulated other comprehensive earnings / (losses), of at least $28.6 billion. This threshold was increased by $5.6 billion to $28.6 billion due to the equity we issued as part of our Cadbury acquisition. At September 30, 2010, our total shareholders’ equity, excluding accumulated other comprehensive earnings / (losses), was $39.6 billion. We expect to continue to meet this covenant. The revolving credit facility agreement also contains customary representations, covenants and events of default. However, there are no other financial covenants, credit rating triggers or provisions that could require us to post collateral as security.

Cadbury maintained a three-year, £450 million senior unsecured revolving credit facility that we terminated effective June 30, 2010.

In addition to the above, some of our international subsidiaries maintain primarily uncommitted credit lines to meet short-term working capital needs. Collectively, these credit lines amounted to $2.5 billion at September 30, 2010. Borrowings on these lines amounted to $331 million at September 30, 2010 and $191 million at December 31, 2009.

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

Debt:

Our total debt was $30.0 billion at September 30, 2010 and $19.0 billion at December 31, 2009. Our debt-to-capitalization ratio was 0.46 at September 30, 2010 and 0.42 at December 31, 2009. At September 30, 2010, the weighted-average term of our outstanding long-term debt was 9.5 years.

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

The fair value of the long-term debt we acquired as part of our Cadbury acquisition was $2,436 million at February 2, 2010. The acquired debt has the following terms:

•	£77 million (approximately $121 million) total principal notes due December 10, 2010 at a fixed, annual interest rate of 4.875%.
•	C$150 million (approximately $146 million) Canadian bank loan agreement expiring August 30, 2012 at a variable interest rate. The interest rate at September 30, 2010 was 1.153%.
•	$1.00 billion total principal notes due October 1, 2013 at a fixed, annual interest rate of 5.125%.
•	£300 million (approximately $471 million) total principal notes due December 11, 2014 at a fixed, annual interest rate of 5.375%.
•	£350 million (approximately $550 million) total principal notes due July 18, 2018 at a fixed, annual interest rate of 7.250%.

We expect to continue to comply with our long-term debt covenants. Refer to Note 7, Debt, for further details of these debt offerings.

From time to time we refinance long-term and short-term debt. The nature and amount of our long-term and short-term debt and the proportionate amount of each varies as a result of future business requirements, market conditions and other factors. In September 2010, our Board of Directors authorized $12 billion in long-term financing and we had $12 billion remaining at September 30, 2010.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

We have no off-balance sheet arrangements other than the guarantees and contractual obligations that are discussed below.

Guarantees:

As discussed in Note 13, Commitments and Contingencies, we have third-party guarantees primarily covering the long-term obligations of our vendors. As part of those transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At September 30, 2010, the carrying amount of our third-party guarantees on our condensed consolidated balance sheet and the maximum potential payment under our third-party guarantees was $29 million. Substantially all of these guarantees expire at various times through 2018.

In addition, at September 30, 2010, we had contingent liabilities of $507 million related to guarantees of our own performance. These include letters of credit related to dairy commodity purchases and guarantees related to the payment of custom duties and taxes, and other letters of credit.

Guarantees do not have, and we do not expect them to have, a material effect on our liquidity.

Aggregate Contractual Obligations:

The following table summarizes our contractual obligations at September 30, 2010:

	Payments Due for the year ended September 30,
					2016 and
	Total	2011	2012-13	2014-15	Thereafter
	(in millions)

Long-term debt obligations (1)	$29,644	$122	$8,138	$4,333	$17,051
Interest expense (2)	18,287	1,720	2,969	2,354	11,244
Capital lease obligations (3)	74	15	21	12	26
Operating lease obligations (4)	1,548	387	602	284	275
Purchase obligations: (5)
Inventory and production costs	6,308	3,327	2,832	125	24
Other	1,585	1,071	352	156	6

	7,893	4,398	3,184	281	30
Other long-term liabilities (6)	2,225	222	460	445	1,098

	$59,671	$6,864	$15,374	$7,709	$29,724

(1)	Amounts represent the expected cash payments of our long-term debt obligations and do not include unamortized bond premiums or discounts.
(2)	Amounts represent the expected cash payments of our interest expense on our long-term debt. Interest calculated on our euro notes was forecasted using the euro to U.S. dollar exchange rate as of September 30, 2010. An insignificant amount of interest expense was excluded from the table for a portion of our foreign debt due to the complexities involved in forecasting expected interest payments.
(3)	Amounts represent the expected cash payments of our capital lease obligations, including the expected cash payments of interest expense of approximately $17 million on our capital leases.
(4)	Operating lease obligations represent the minimum rental commitments under non-cancelable operating leases.
(5)	Purchase obligations for inventory and production costs (such as raw materials, indirect materials and supplies, packaging, co-manufacturing arrangements, storage and distribution) are commitments for projected needs to be utilized in the normal course of business. Other purchase obligations include commitments for marketing, advertising, capital expenditures, information technology and professional services. Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction. Most arrangements are cancelable without a significant penalty and with short notice (usually 30 days). Any amounts reflected on the condensed consolidated balance sheet as accounts payable and accrued liabilities are excluded from the table above.
(6)	Other long-term liabilities primarily consist of estimated future benefit payments for our postretirement health care plans through September 30, 2020 of approximately $2.2 billion. We are unable to reliably estimate the timing of the payments beyond September 30, 2020; accordingly, they are excluded from the above table. In addition, the following long-term liabilities included on the condensed consolidated balance sheet are excluded from the table above: accrued pension costs, income taxes, insurance accruals and other accruals. We are unable to reliably estimate the timing of the payments (or contributions beyond 2010, in the case of accrued pension costs) for these items. We contributed $213 million to our pension plans in the first nine months of 2010, and we plan to make further contributions of approximately $120 million during the remainder of the year. We also expect that our net pension cost will increase by approximately $130 million in 2010 to approximately $520 million. As of September 30, 2010, our total liability for income taxes, including uncertain tax positions and associated accrued interest and penalties, was $1.9 billion, of which we expect to pay approximately $550 million in the next 12 months. The IRS recently began its examination of years 2004 through 2006. We are not able to reasonably estimate the timing of future cash flows beyond 12 months due to uncertainties in the timing of this and other tax audit outcomes.

Equity and Dividends

Stock Plans:

In January 2010, we granted 1.7 million shares of stock in connection with our long-term incentive plan, and the market value per share was $27.33 on the date of grant. During the first nine months of 2010, we issued an additional 0.6 million shares of stock in connection with our long-term incentive plan and the market value per share was $29.15 on the date of grant. In February 2010, as part of our annual equity program, we issued 2.5 million shares of restricted and deferred stock to eligible employees, and the market value per restricted or deferred share was $29.15 on the date of grant. During the first nine months of 2010, we issued an additional 0.9 million shares of restricted and deferred stock at a weighted-average market value per restricted or deferred share of $29.54, including shares issued to Cadbury employees in the second quarter of 2010 under our annual equity program. In aggregate, we issued 5.7 million restricted and deferred shares during the first nine months of 2010, including those issued as part of our long-term incentive plan.

As part of our annual equity program, we also granted 15.0 million stock options to eligible employees in February 2010 at an exercise price of $29.15. During the first nine months of 2010, we granted an additional 3.0 million stock options at a weighted-average exercise price of $29.71, including options granted to Cadbury employees in the second quarter of 2010 under our annual equity program. In aggregate, we granted 18.0 million stock options in the first nine months of 2010.

Dividends:

We paid dividends of $1,664 million in the first nine months of 2010 and $1,284 million in the first nine months of 2009. The 29.6% increase reflects an increase in shares outstanding due to the Cadbury acquisition and the $224 million payment of a ten pence per share dividend that Cadbury declared and accrued on the Cadbury Shares that were outstanding at the time of the acquisition. The present annualized dividend rate is $1.16 per common share. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.

Outlook

We confirmed our 2010 guidance for organic net revenue growth in a range of 3 to 4% and Operating EPS of at least $2.00.

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

	For the Three Months Ended September 30,
	2010	2009	$ Change	% Change
	(in millions)

Organic net revenues	$9,624	$9,385	$239	2.5%
Impact of divestitures	–	12	(12)	(0.2)pp
Impact of acquisitions	2,453	–	2,453	26.2pp
Impact of foreign currency	(214)	–	(214)	(2.3)pp

Reported net revenues	$11,863	$9,397	$2,466	26.2%

	For the Nine Months Ended September 30,
	2010	2009	$ Change	% Change
	(in millions)

Organic net revenues	$28,817	$28,090	$727	2.6%
Impact of divestitures	–	67	(67)	(0.3)pp
Impact of acquisitions	6,376	–	6,376	22.7pp
Impact of foreign currency	241	–	241	0.8 pp

Reported net revenues	$35,434	$28,157	$7,277	25.8%

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

	For the Three Months Ended September 30, 2010
			Acquisition-	U.S. Healthcare
		Integration	Related	Legislation
	As Reported	Program	Costs (1) and	Impact on	Operating EPS
	(GAAP)	Costs	Financing Fees (2)	Deferred Taxes	(Non-GAAP)
Diluted earnings per share attributable to Kraft Foods:
Continuing operations	$0.43	$0.05	$(0.01)	$–	$0.47
Discontinued operations	–

Net earnings attributable to Kraft Foods	$0.43

	For the Nine Months Ended September 30, 2010
			Acquisition-	U.S. Healthcare
		Integration	Related	Legislation
	As Reported	Program	Costs (1) and	Impact on	Operating EPS
	(GAAP)	Costs	Financing Fees (2)	Deferred Taxes	(Non-GAAP)
Diluted earnings per share attributable to Kraft Foods:
Continuing operations	$1.13	$0.13	$0.22	$0.08	$1.56
Discontinued operations	0.96

Net earnings attributable to Kraft Foods	$2.09

(1)      Acquisition-related costs include transaction advisory fees, U.K. stamp taxes and the impact of the Cadbury inventory revaluation.

(2)      Acquisition-related financing fees include hedging and foreign currency impacts associated with the Cadbury acquisition and other fees associated with the Cadbury Bridge Facility.

Forward-Looking Statements

This report contains a number of forward-looking statements. Words such as “expects,” “goals,” “plans,” “believes,” “continues,” “may,” “will,” and variations of those words and similar expressions are intended to identify the forward-looking statements. The forward-looking statements contained in this report include our beliefs and expectations regarding our combination with Cadbury, including receivables, intangible assets, finalization of purchase price allocation, synergies, cost savings and integration charges; with regard to our Restructuring Program, our expectations regarding paying cash for charges and cumulative annualized savings; how the Venezuelan devaluation will affect our 2010 operating results; commodity prices; our liquidity; negative effects to our funding sources; 2010 contributions to pension; our full-year capital expenditures and funding; our revolving credit facility and long-term debt covenants; the effect of guarantees on our liquidity; our expectations regarding our aggregate contractual obligations; our 2010 Outlook, including organic net revenue growth, and Operating EPS; and our belief on the final outcomes of our legal proceedings.

For additional information on these and other factors that could affect our forward-looking statements, see our risk factors, as they may be amended from time to time, set forth in our filings with the SEC, including our registration statement on Form S-4, as amended from time to time, filed in connection with our Cadbury offer, our most recently filed Annual Report on Form 10-K and subsequent reports on Forms 10-Q and 8-K. These factors include, but are not limited to, continued volatility in commodity costs, pricing actions, increased competition, increased costs of sales, our indebtedness and our ability to pay our indebtedness, risks from operating globally, our failure to integrate successfully and recognize the synergies and cost savings from our combination with Cadbury and tax law changes. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this Quarterly Report on Form 10-Q, except as required by applicable law or regulation.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

As Kraft Foods operates globally, we use certain financial instruments to manage our foreign currency exchange rate, commodity price and interest rate risks. We monitor and manage these exposures as part of our overall risk management program. Our risk management program focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. We maintain foreign currency, commodity price and interest rate risk management policies that principally use derivative instruments to reduce significant, unanticipated earnings fluctuations that may arise from volatility in foreign currency exchange rates, commodity prices and interest rates. We also sell commodity futures to unprice future purchase commitments, and we occasionally use related futures to cross-hedge a commodity exposure. We are not a party to leveraged derivatives and, by policy, do not use financial instruments for speculative purposes. With the Cadbury acquisition, we added significant volumes of foreign currency and cocoa commodity hedges, in addition to the acquisition-related hedges we utilized during the first half of the year. Refer to Note 12, Financial Instruments, for further information on the types of derivative instruments we used to hedge our exposures. With the exception of our Cadbury acquisition and its hedging program, there were no significant changes in our exposures or the types of derivative instruments we use to hedge those exposures since December 31, 2009.

Item 4.  Controls and Procedures.

a)	Evaluation of Disclosure Controls and Procedures

Management, together with our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rule 13a-15(e)) as of the end of the period covered by this report. We acquired Cadbury Limited (formerly, Cadbury plc) (“Cadbury”) in the first quarter of 2010, and it represented approximately 31% of our total assets as of September 30, 2010. As the acquisition occurred in the first quarter of 2010, the scope of our assessment of the effectiveness of internal control over financial reporting does not include Cadbury. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective.

b)	Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended September 30, 2010, and noted the following significant changes.

•

In 2008, we began implementing “Catalyst,” a business initiative to simplify and harmonize our systems processes. This multi-year program includes the delivery of SAP enterprise software applications and business solutions. During the quarter ended September 30, 2010, we transitioned some of our processes and procedures into the SAP control environment in Kraft Foods North America. As we migrate to the SAP environment, our management sees to it that our key controls are mapped to applicable SAP controls, tests transition controls prior to the migration date of those controls, and as appropriate, maintains and evaluates controls over the flow of information to and from SAP. We expect the transition period to be completed in 2011.

We determined that there were no other changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We routinely are involved in legal proceedings, claims and governmental inspections or investigations (“Legal Matters”) arising in the ordinary course of our business.

The following disclosure is provided in compliance with SEC requirements to disclose environmental proceedings potentially involving monetary sanctions of $100,000 or greater. On September 3, 2009, the U.S. Environmental Protection Agency (the “EPA”) issued a written Notice of Violation to our subsidiary, Kraft Foods Global, Inc., alleging air emissions from our Naperville, Illinois plant violated federal Clean Air Act provisions. The allegations were made in connection with the Post cereal products that we made at the facility before divesting the Post business in 2008. On July 12, 2010 we entered into a Consent Agreement and Final Order with the EPA, without any admission of fact, violation, or liability, and agreed to pay $102,900 to settle the alleged violations.

Other information regarding Legal Matters is available in the Legal Proceedings discussions in our Annual Report on Form 10-K for the year ended December 31, 2009 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

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

	Total Number of Shares	Average Price per Share
July 1-31, 2010	133,864	$29.15
August 1-31, 2010	6,710	$29.28
September 1-30, 2010	8,150	$30.00

For the Quarter Ended September 30, 2010	148,724	$29.20

Item 6.  Exhibits.

Exhibit Number	Description
12	Statement regarding computation of ratios of earnings to fixed charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following materials from Kraft Foods’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Equity, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text, and (vi) document and entity information.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KRAFT FOODS INC.

/S/ TIMOTHY R. MCLEVISH

Timothy R. McLevish Executive Vice President and Chief Financial Officer November 5, 2010