Form 10-K
period 2010-12-31
KRAFT FOODS INC
filed 2011-02-28
CIK 1103982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark one)	FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 1-16483

Kraft Foods Inc.

(Exact name of registrant as specified in its charter)

Virginia	52-2284372
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Three Lakes Drive, Northfield, Illinois	60093-2753
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  847-646-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, no par value	New York Stock Exchange

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒

The aggregate market value of the shares of Class A Common Stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on June 30, 2010, was $49 billion. At January 31, 2011, there were 1,748,927,248 shares of the registrant’s Class A Common Stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of shareholders to be held on May 24, 2011 are incorporated by reference into Part III hereof.

Kraft Foods Inc.

In this report, “Kraft Foods,” “we,” “us” and “our” refers to Kraft Foods Inc. and subsidiaries, and “Common Stock” refers to Kraft Foods’ Class A common stock.

i

Forward-looking Statements

This report contains a number of forward-looking statements. Words, and variations of words, such as “expect,” “goals,” “plans,” “believe,” “continue,” “may,” “will,” and similar expressions are intended to identify our forward-looking statements, including but not limited to those related to our strategy, in particular, our unrivaled brand portfolio, top-tier shareholder returns and financial results, substained profitable growth, robust top-line growth, overhead and cost savings, Post Cereals split-off; new food law regulations; our workforce and authorities; our properties; our combination with Cadbury, including expected receivables, intangible assets, synergies, cost savings and integration charges; our long-term strategy; with regard to our Restructuring Program, our expected cash payments for charges and cumulative annualized savings; the Venezuelan currency devaluation; asset impairments; our legal proceedings, including environmental remedial actions; our pension plans and other employee benefit plans, including expected contributions, obligations and costs; commodity costs; our liquidity, effects of guarantees on our liquidity and funding sources; future acquisitions and divestitures; our capital expenditures and funding; our revolving credit facility and long-term debt covenants; our plan to file an automatic shelf registration statement; our aggregate contractual obligations; our 2012 Outlook, including the challenging operating environment and consumer weakness, our strong business momentum, organic net revenue growth and Operating EPS; and our risk management program, including the use of financial instruments for hedging activities.

These forward-looking statements are subject to a number of risks and uncertainties, and the cautionary statements contained in the “Risk Factors” found in this Annual Report on Form 10-K identify important factors that could cause actual results to differ materially from those in our forward-looking statements. Such factors include, but are not limited to, continued volatility of, and sharp increase in, commodity and other input costs, pricing actions, increased competition, our ability to differentiate our products from retailer brands, increased costs of sales, our indebtedness and our ability to pay our indebtedness, unexpected safety or manufacturing issues, regulatory or legal restrictions, actions or delays, unanticipated expenses such as litigation or legal settlement expenses, a shift in our product mix to lower margin offerings, risks from operating internationally, continued consumer weakness, weakness in economic conditions, our failure to successfully integrate the Cadbury business, performance in developing markets and tax law changes. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this report.

PART I

Item 1.  Business.

General

Kraft Foods is the world’s second largest food company with revenues of $49.2 billion and earnings from continuing operations before income taxes of $3.6 billion in 2010. Kraft Foods was incorporated in 2000 in the Commonwealth of Virginia. We have approximately 127,000 employees worldwide, and we manufacture and market packaged food products, including biscuits, confectionery, beverages, cheese, convenient meals and various packaged grocery products. We sell our products to consumers in approximately 170 countries. At December 31, 2010, we had operations in more than 75 countries and made our products at 223 manufacturing and processing facilities worldwide. At December 31, 2010, we had net assets of $35.9 billion and gross assets of $95.3 billion. We are a member of the Dow Jones Industrial Average, Standard & Poor’s 500, the Dow Jones Sustainability Index and the Ethibel Sustainability Index.

At December 31, 2010, our portfolio included eleven brands with annual revenues exceeding $1 billion each: Oreo, Nabisco and LU biscuits; Milka and Cadbury chocolates; Trident gum; Jacobs and Maxwell House coffees; Philadelphia cream cheeses; Kraft cheeses, dinners and dressings; and Oscar Mayer meats. Our portfolio included approximately 70 brands which each generate annual revenues of more than $100 million.

Because Kraft Foods Inc. is a holding company, our principal source of funds is from our subsidiaries. Our wholly owned subsidiaries currently are not limited by long-term debt or other agreements in their ability to pay cash dividends or make other distributions with respect to their common stock.

Reportable Segments

We manage and report operating results through three geographic units: Kraft Foods North America, Kraft Foods Europe and Kraft Foods Developing Markets. We manage the operations of Kraft Foods North America and Kraft

Foods Europe by product category, and we manage the operations of Kraft Foods Developing Markets by location. Our reportable segments are U.S. Beverages, U.S. Cheese, U.S. Convenient Meals, U.S. Grocery, U.S. Snacks, Canada & North America Foodservice, Kraft Foods Europe and Kraft Foods Developing Markets. The results of operations from our Cadbury Limited (formerly, Cadbury plc) (“Cadbury”) acquisition are reflected within our U.S. Snacks, Canada & N.A. Foodservice, Kraft Foods Europe and Kraft Foods Developing Markets segments.

Note 16, Segment Reporting, to our consolidated financial statements includes a breakout of net revenues, segment operating income, total assets, depreciation expense and capital expenditures by reportable segment, as well as a breakout of net revenues, long-lived assets and total assets by geographic region. Management uses segment operating income to evaluate segment performance and allocate resources. We believe it is appropriate to disclose this measure to help investors analyze segment performance and trends. Segment operating income excludes unrealized gains and losses on hedging activities (which are a component of cost of sales), certain components of our U.S. pension plan cost (which is a component of cost of sales and selling, general and administrative expenses), general corporate expenses (which are a component of selling, general and administrative expenses) and amortization of intangibles.

The relative percentages of total segment operating income attributable to each reportable segment were:

	Convenient	Convenient	Convenient	Convenient	Convenient	Convenient	Convenient
		For the Years Ended December 31,
		2010	2009	2008
		(2009 & 2008 revised)

Kraft Foods North America:
U.S. Beverages		8.4%	9.3%	9.3%
U.S. Cheese		8.9%	12.2%	13.7%
U.S. Convenient Meals		4.0%	4.3%	3.1%
U.S. Grocery		17.3%	21.0%	24.6%
U.S. Snacks		12.6%	13.2%	15.5%
Canada & N.A. Foodservice		8.7%	8.5%	9.6%
Kraft Foods Europe		16.6%	14.4%	4.4%
Kraft Foods Developing Markets		23.5%	17.1%	19.8%

Total Kraft Segment Operating Income		100.0%	100.0%	100.0%

Our brands span six consumer sectors:

•     Biscuits - primarily cookies, crackers and salted snacks

•     Confectionery - primarily chocolate, gum and candy

•     Beverages - primarily coffee, packaged juice drinks and powdered beverages

•     Cheese - primarily natural, processed and cream cheeses

•     Grocery - primarily spoonable and pourable dressings, condiments and desserts

•     Convenient Meals - primarily processed meats, packaged dinners and lunch combinations

The following table shows each reportable segment’s participation in these six core consumer sectors.

	Percentage of 2010 Net Revenues by Consumer Sector (1)
Segment	Biscuits(2)	Confect- ionery(2)	Beverages	Cheese	Grocery	Convenient Meals	Total

Kraft Foods North America:
U.S. Beverages	-	-	36.5%	-	-	-	6.5%
U.S. Cheese	-	-	-	50.6%	-	-	7.2%
U.S. Convenient Meals	-	-	-	-	-	63.2%	6.4%
U.S. Grocery	-	1.0%	-	-	54.0%	22.1%	6.9%
U.S. Snacks	44.5%	7.8%	-	0.9%	1.8%	-	12.2%
Canada & N.A. Foodservice	7.9%	4.4%	6.0%	21.5%	21.4%	7.3%	9.5%

Total Kraft Foods North America	52.4%	13.2%	42.5%	73.0%	77.2%	92.6%	48.7%

Kraft Foods Europe	21.5%	38.2%	28.7%	14.0%	8.3%	4.9%	23.6%
Kraft Foods Developing Markets	26.1%	48.6%	28.8%	13.0%	14.5%	2.5%	27.7%

Total Kraft Foods	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Consumer Sector Percentage of Total Kraft Foods	21.9%	27.8%	17.9%	14.2%	8.1%	10.1%	100.0%

(1)	Percentages were calculated based upon dollars rounded to millions.
(2)	We previously reported Biscuits and Confectionery combined as Snacks. With the Cadbury acquisition, the Biscuits and Confectionery sectors have been broken out separately. The Biscuits sector primarily includes Cookies, Crackers and Salted Snacks. The Confectionery sector primarily includes Chocolate, Gum and Candy.

Our U.S. subsidiaries export coffee products, refreshment beverage products, grocery products, cheese, biscuits and processed meats. In 2010, these U.S. exports amounted to $563 million.

Products or similar products contributing 10% or more to Kraft Foods’ consolidated net revenues for the years ended December 31, were:

	2010	2009	2008
	(2009 & 2008 revised)

Biscuits (cookies and crackers)	19%	23%	23%
Cheese	14%	18%	18%
Coffee	11%	13%	14%
Chocolate	17%	11%	11%
Gum & Candy	10%	-	-

Our major brands within each reportable segment and consumer sector at December 31, 2010 were:

Kraft Foods North America:
U.S. Beverages
Beverages:	Maxwell House, Starbucks (under license), Gevalia, General Foods International, Yuban and Seattle’s Best (under license) coffees; Tassimo hot beverage system; Capri Sun (under license) and Kool-Aid packaged juice drinks; Kool-Aid, Crystal Light and Country Time powdered beverages; and Tazo (under license) teas.
U.S. Cheese
Cheese:	Kraft and Cracker Barrel natural cheeses; Philadelphia cream cheese; Kraft grated cheeses; Polly-O and Athenos cheese; Velveeta and Cheez Whiz processed cheeses; Kraft and Deli Deluxe processed cheese slices; and Breakstone’s and Knudsen cottage cheese and sour cream.
U.S. Convenient Meals
Convenient Meals:	Oscar Mayer and Louis Rich cold cuts, hot dogs and bacon; Lunchables lunch combinations; Boca soy-based meat alternatives; Deli Creations complete sandwiches; and Claussen pickles.
U.S. Grocery
Grocery:	Jell-O dry packaged desserts; Cool Whip whipped topping; Jell-O refrigerated gelatin and pudding snacks; Jet-Puffed marshmallows; Kraft and Miracle Whip spoonable dressings; Kraft and Good Seasons salad dressings; A.1. steak sauce; Kraft and Bull’s-Eye barbecue sauces; Grey Poupon premium mustards; Shake N’ Bake coatings; and Baker’s chocolate and baking ingredients.
Convenient Meals:	Kraft and Kraft Deluxe macaroni and cheese dinners; Stove Top stuffing mix; Taco Bell Home Originals (under license) meal kits; and Velveeta shells and cheese dinners.
U.S. Snacks
Biscuits:	Oreo, Chips Ahoy!, Newtons, Nilla, Nutter Butter and SnackWell’s cookies; Ritz, Premium, Triscuit, Wheat Thins, Cheese Nips, Flavor Originals, Honey Maid grahams, Teddy Grahams crackers, Nabisco 100 Calorie Packs; Planters nuts and trail mixes; Handi-Snacks two-compartment snacks; and Back to Nature granola, cookies, crackers, nuts and fruit & nut mixes.
Confectionery:	Toblerone, Trident, Halls, Stride, Dentyne, Sour Patch Kids, Swedish Fish, Maynards, Bubbas, Chiclets, Milka bars, and Clorets.

Canada & N.A. Foodservice	Canada & N.A Foodservice products span all Kraft Foods North America segments and sectors. Canadian brand offerings include Nabob coffee, Kraft peanut butter and Peek Freans biscuits, as well as a range of products bearing brand names similar to those marketed in the U.S. The N.A. Foodservice business sells primarily branded products including Maxwell House coffee, Oreo cookies, A.1. steak sauce, and a broad array of Kraft sauces, dressings and cheeses.

Kraft Foods Europe:
Biscuits:	Oreo, Digestive, Tuc, Mini-Star, Mikado (under license), Ourson, Petit Déjeuner, Cracotte, Belin, Heudebert, Grany, Petit Écolier, Saiwa, Oro, Fonzies, Start, Prince and Belvita biscuits.
Confectionery:	Milka, Marabou, Cote D’or, Toblerone, Freia, Suchard, Lacta, Pavlides,Mirabell chocolate confectionery products, Terry’s, Daim / Dime, Twist, Cadbury Dairy Milk, Roses, Creme Egg, Twirl, Flake, Crunchie, Heroes / Favourites, Wispa, Mini Eggs, Green and Black’s, Buttons, Milk Tray, Poulain, Giant Buttons, Double Decker, Moro / Boost, Timeout, Trident, Hollywood, Stimorol, Halls, Bassetts, Maynards, Trebor, Carambar, Poulain, La Pie Qui Chante, V6, TNCC, Eclairs, Malabar, Bubbas.
Beverages:	Jacobs, Gevalia, Carte Noire, Jacques Vabre, Kaffee HAG, Grand’ Mère, Kenco, Saimaza, Maxwell House, Onko, Splendid, Starbucks (under license) and Karat coffees; Tassimo hot beverage system; Tang powdered beverages; and Suchard Express, O’Boy and Kaba chocolate drinks.
Cheese:	Dairylea, Sottilette, Osella and El Caserío cheeses; and Philadelphia cream cheese.
Grocery:	Kraft pourable and spoonable salad dressings; Miracel Whip spoonable dressings; and Mirácoli sauces.
Convenient Meals:	Lunchables lunch combinations; Mirácoli pasta dinners and sauces; and Simmenthal canned meats.
Kraft Foods Developing Markets:
Biscuits:	Oreo, Chips Ahoy!, Ritz, Club Social, Express, Kraker Bran, Honey Bran, Aveny Bran, Marbu, Variedad, Pacific, Belvita, Cerealitas, Lucky, Trakinas, Tuc, Mikado (under license), Ourson, Petit Déjeuner, Cracotte, Bolshevik, Prichuda, Jubilee, Major, Merendina, Jacob’s, Chipsmore, Twisties, Biskuat / Tiger, Milk Biscuit, Hi Calcium Soda, Pépito, Gyori and PIM’s biscuits; and Estrella, Kar, Lux and Planters nuts and salted snacks.
Confectionery:	Milka, Toblerone, Lacta, Côte d’Or, Recaldent, Terrabusi, Kent, Kan, Alpen Gold, Korona, Poiana, Svoge, Vozdushny, Figaro, Prince Polo / Siesta, Sport/Smash/Jazz/Moreni, Cadbury Dairy Milk, Picnic, 5 Star, Heroes / Favourites, Flake, Fundraising, Crunchie, Perk, Old Gold, Freddo, Cherry Ripe, Moro / Boost, Roses, Trident, Halls, Clorets, Bubbas, Dirol, Chiclets, Eclairs, Beldent, Dentyne, Recaldent, Xylicrystal, Falim, TNCC, tom Tom, Pascall, Chappies, First, Stride, Mentos, Stimorol
Cheese:	Kraft, Velveeta and Eden processed cheeses; Philadelphia cream cheese; Kraft natural cheese; and Cheez Whiz processed cheese spread.
Grocery:	Royal dry packaged desserts; Kraft spoonable and pourable salad dressings; Miracle Whip spoonable dressings; Jell-O dessert toppings; Kraft peanut butter; and Vegemite yeast spread.
Convenient Meals:	Kraft macaroni and cheese dinners.

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

On February 2, 2010, we acquired 71.73% of Cadbury Shares for $13.1 billion and the value attributed to noncontrolling interests was $5.4 billion. From February 2, 2010 through June 1, 2010, we acquired the remaining 28.27% of Cadbury Shares for $5.4 billion. We had a $38 million gain on noncontrolling interest acquired and recorded it within additional paid in capital.

Pizza Divestiture:

On March 1, 2010, we completed the sale of the assets of our North American frozen pizza business (“Frozen Pizza”) to Nestlé USA, Inc. (“Nestlé”) for $3.7 billion. Our Frozen Pizza business was a component of our U.S. Convenient Meals and Canada & N. A. Foodservice segments. The sale included the DiGiorno, Tombstone and Jack’s brands in the U.S., the Delissio brand in Canada and the California Pizza Kitchen trademark license. It also included two Wisconsin manufacturing facilities (Medford and Little Chute) and the leases for the pizza depots and delivery trucks. Approximately 3,600 of our employees transferred with the business to Nestlé. As a result of the divestiture, we recorded a gain on discontinued operations of $1,596 million, or $0.92 per diluted share, in 2010.

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

In this split-off transaction, approximately 46 million shares of Kraft Foods Common Stock were tendered for $1,644 million. Our shareholders had the option to exchange some or all of their shares of Kraft Foods Common Stock and receive shares of common stock of Cable Holdco, Inc. (“Cable Holdco”). Cable Holdco was our wholly owned subsidiary that owned certain assets and liabilities of the Post cereals business. In exchange for the contribution of the Post cereals business, Cable Holdco issued approximately $665 million in debt securities, issued shares of its common stock and assumed a $300 million credit facility. Upon closing, we used the cash equivalent net proceeds, approximately $960 million, to repay debt. As a result of the split-off, we recorded a gain on discontinued operations of $926 million, or $0.61 per diluted share, in 2008.

See Note 2, Acquisitions and Divestitures, to our consolidated financial statements for additional information on these transactions.

Customers

Our five largest customers accounted for approximately 26% of our net revenues in 2010 compared with 27% in 2009 and 2008. Our ten largest customers accounted for approximately 35% of our net revenues in 2010 compared with 36% in 2009 and 2008. One of our customers, Wal-Mart Stores, Inc., accounted for approximately 14% of our net revenues in 2010 compared with 16% in 2009 and 2008.

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

Distribution and Marketing

Our products are generally sold to supermarket chains, wholesalers, supercenters, club stores, mass merchandisers, distributors, convenience stores, gasoline stations, drug stores, value stores and other retail food outlets. In general, the retail trade for food products is consolidating. We distribute our products through distribution centers, satellite warehouses, company-operated and public cold-storage facilities, depots and other facilities. We currently distribute most products in North America through a combination of direct store delivery and warehouse delivery. Outside of North America, our products are distributed through warehouse delivery and through the services of independent sales offices and agents.

Our marketing efforts are conducted through three principal sets of activities: (i) consumer marketing in on-air, print, outdoor and digital media; (ii) consumer incentives such as coupons and contests; and (iii) trade promotions to support price features, displays and other merchandising of our products by our customers.

Raw Materials and Packaging

We purchase large quantities of commodities, including dairy, coffee, cocoa, wheat, corn products, soybean and vegetable oils, nuts, meat products, and sugar and other sweeteners. In addition, we use significant quantities of plastic, glass and cardboard to package our products, and natural gas for our factories and warehouses. We continuously monitor worldwide supply and cost trends of these commodities so we can act quickly to obtain ingredients and packaging needed for production.

Significant cost items in chocolate confectionery products are cocoa and sugar. We purchase cocoa and sugar on world markets, and their prices are affected by the quality and availability of supply and changes in the value of the pound sterling and the U.S. dollar relative to certain other currencies. Cocoa bean, cocoa butter and sugar costs on average were higher in 2010 than in 2009. We purchase our dairy raw material requirements, including milk and cheese, from independent third parties such as agricultural cooperatives and independent processors. The prices for milk and other dairy products are substantially influenced by market supply and demand, as well as by government programs. Dairy commodity costs on average were higher in 2010 than in 2009. The most significant cost item in coffee products is green coffee beans, which we purchase on world markets. Green coffee bean prices are affected by the quality and availability of supply, changes in the value of the U.S. dollar in relation to certain other currencies and consumer demand for coffee products. Green coffee bean costs on average were higher in 2010 than in 2009. Significant cost items in our biscuit and grocery products are grains (wheat, corn and soybean oil). Grain costs have experienced significant volatility as a result of burgeoning global demand for food, livestock feed and biofuels such as ethanol and biodiesel. Grain costs on average decreased from 2009 to 2010.

During 2010, our aggregate commodity costs increased primarily as a result of higher cocoa, sugar, dairy, coffee and meat costs, partially offset by lower grain costs. For 2010, our commodity costs were approximately $1.0 billion higher than 2009, following a decrease of approximately $150 million in 2009 compared to 2008. Overall, we expect commodity costs to continue to be volatile and to further increase in 2011.

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

Intellectual Property

We consider our trademarks, in the aggregate, to be material to our business. We protect our trademarks by registration or otherwise in the U.S. and in other markets where we sell our products. Trademark protection continues in some countries for as long as the mark is used and in other countries for as long as it is registered. Registrations generally are for renewable, fixed terms. From time to time, we grant third parties licenses to use one or more of our trademarks in particular locations. Similarly, we sell some products under brands we license from third parties, including at December 31, 2010:

•	Starbucks coffee and Seattle’s Best coffee for sale in U.S. and European grocery stores and other distribution channels;
•	Starbucks and Seattle’s Best coffee T-Discs for use in our Tassimo hot beverage system;
•	Capri Sun packaged juice drinks for sale in the U.S. and Canada; and
•	Taco Bell Home Originals Mexican style food products for sale in U.S. grocery stores.

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

Research and Development

We pursue four objectives in research and development: product safety and quality; growth through new products; superior consumer satisfaction; and reduced costs. We have approximately 3,300 food scientists, chemists and engineers working primarily in 15 key technology centers: East Hanover, New Jersey; Glenview, Illinois; Madison, Wisconsin; Tarrytown, New York; Whippany, New Jersey; Banbury, United Kingdom; Bournville, United Kingdom; Curitiba, Brazil; Eysins, Switzerland; Paris, France; Melbourne, Australia; Mexico City, Mexico; Munich, Germany; Reading, United Kingdom; and Suzhou, China. These technology centers are equipped with pilot plants and state-of-the-art instruments. Research and development expense was $583 million in 2010, $466 million in 2009, and $487 million in 2008.

Regulation

Our U.S. food products and packaging materials are primarily regulated by the U.S. Food and Drug Administration (“FDA”) or, for products containing meat and poultry, the U.S. Food Safety and Inspection Service of the U.S. Department of Agriculture. These agencies enact and enforce regulations relating to the manufacturing, distribution and labeling of food products. We supported the recently enacted law that provides additional food safety authority to the FDA. We do not expect the cost of complying with that law, and implementing regulations expected over the next two to three years, to be material.

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

Environmental Regulation

We are subject to various laws and regulations in and outside of the U.S. relating to the protection of the environment. We accrue for environmental remediation obligations on an undiscounted basis when amounts are probable and can be reasonably estimated. The accruals are adjusted as new information develops or circumstances change. Recoveries of environmental remediation costs from third parties are recorded as assets when recovery of those costs is deemed probable.

In the U.S., the laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and Superfund (the environmental program established in the Comprehensive Environmental Response Compensation, and Recovery Act to address abandoned hazardous waste sites), which imposes joint and severable liability on each potentially responsible party. At December 31, 2010, our subsidiaries were involved in 74 active actions in the U.S. under Superfund legislation (and other similar actions and legislation) related to current operations and certain former or divested operations for which we retain liability.

Outside the U.S., we are subject to applicable multi-national, national and local environmental laws and regulations in the countries in which we do business. Outside the U.S., we have specific programs across our business units designed to meet applicable environmental compliance requirements.

As of December 31, 2010, we had accrued an insignificant amount for environmental remediation. Based on information currently available, we believe that the ultimate resolution of existing environmental remediation actions and our compliance in general with environmental laws and regulations will not have a material effect on our financial results. However, we cannot quantify with certainty the potential impact of future compliance efforts and environmental remedial actions.

Employees

At December 31, 2010, we employed approximately 127,000 people worldwide. Labor unions represent approximately 27% of our 37,000 U.S. employees. Most of the unionized workers at our U.S. locations are represented under contracts with the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union; the United Food and Commercial Workers International Union; and the International Brotherhood of Teamsters. These contracts expire at various times throughout the next several years. Outside the U.S., labor unions or workers’ councils represent approximately 55% of our 90,000 employees. Our business units are subject to various laws and regulations relating to their relationships with their employees. These laws and regulations are specific to the location of each business unit. In addition, in accordance with European Union requirements, we have established a European Works Council composed of management and elected members of our workforce. We believe that our relationships with employees and their representative organizations are good.

Foreign Operations

We sell our products to consumers in approximately 170 countries. At December 31, 2010, we had operations in more than 75 countries and made our products at 223 manufacturing and processing facilities worldwide. We generated approximately 57% of our 2010 net revenues, 49% of our 2009 net revenues and 50% of our 2008 net revenues outside the U.S.

Refer to Note 16. Segment Reporting for additional information on our foreign operations.

For a discussion of risks attendant to our foreign operations, see “Risk Factors” in Item 1A.

Executive Officers of the Registrant

The following are our executive officers as of February 28, 2011:

Name	Age	Title
Irene B. Rosenfeld	57	Chairman and Chief Executive Officer
David A. Brearton	50	Executive Vice President, Operations and Business Services
Michael A. Clarke	46	Executive Vice President and President, Kraft Foods Europe
Marc S. Firestone	51	Executive Vice President, Corporate and Legal Affairs and General Counsel
Sanjay Khosla	59	Executive Vice President and President, Developing Markets
Karen J. May	52	Executive Vice President, Global Human Resources
Timothy R. McLevish	55	Executive Vice President and Chief Financial Officer
Sam B. Rovit	53	Executive Vice President, Strategy
Jean E. Spence	53	Executive Vice President, Research, Development and Quality
W. Anthony Vernon	55	Executive Vice President and President, Kraft Foods North America
Mary Beth West	48	Executive Vice President and Chief Category and Marketing Officer

Ms. Rosenfeld was appointed Chief Executive Officer and a member of the Board of Directors of Kraft Foods in June 2006 and Chairman of the Board in March 2007. Prior to that, she had been Chairman and Chief Executive Officer of Frito-Lay, a division of PepsiCo, Inc., a food and beverage company, from September 2004 to June 2006. Previously, Ms. Rosenfeld was employed continuously by Kraft Foods, and its predecessor, General Foods Corporation, in various capacities from 1981 until 2003, including President of Kraft Foods North America and, before that, President of Operations, Technology, Information Systems of Kraft Foods Canada, Mexico, and Puerto Rico. She is also a Trustee of Cornell University.

Mr. Brearton was appointed as Executive Vice President, Operations and Business Services effective January 1, 2008. Prior to that, he served as Executive Vice President, Global Business Services and Strategy from April 2006 to December 2007 and as Senior Vice President of Business Process Simplification and as Corporate Controller from February 2005 to April 2006. He previously served as a Senior Vice President, Finance for Kraft Foods International. Mr. Brearton joined Kraft Foods in 1984. Mr. Brearton also serves on the Board of Directors of Feeding America.

Mr. Clarke joined Kraft Foods as President, Kraft Foods Europe on January 2, 2009 and was appointed Executive Vice President and President, Kraft Foods Europe on January 27, 2009. Prior to joining Kraft Foods, Mr. Clarke spent 12 years with The Coca-Cola Company, a beverage company, most recently serving as President of the Northwest Europe and Nordics businesses from August 2005 to December 2008 and as President of the South Pacific and Korea businesses from March 2000 to July 2005. Mr. Clarke also serves on the Advisory Board of the Inspire Foundation.

Mr. Firestone was appointed as Executive Vice President, Corporate and Legal Affairs and General Counsel in October 2006. He previously served as Kraft Foods’ Executive Vice President, General Counsel and Corporate Secretary from November 2003 to October 2006. Prior to joining Kraft Foods in 2003, Mr. Firestone served as Senior Vice President and General Counsel of Philip Morris International, a tobacco company. Mr. Firestone also serves on the Board of Directors of Unilife Corporation.

Mr. Khosla was appointed as Executive Vice President and President, Developing Markets effective August 1, 2010. Prior to that, he served as Executive Vice President and President, Kraft Foods International from January 2007 to July 2010. Before joining Kraft Foods, he served as the Managing Director of Fonterra Brands, a dairy company, from 2004 to 2006. Previously, Mr. Khosla spent 27 years with Unilever, a consumer products company, in India, London and Europe. Mr. Khosla also serves on the Boards of Directors of Best Buy Co., Inc. and NIIT Ltd. and is a trustee of the Goodman Theater Company in Chicago.

Ms. May was appointed as Executive Vice President, Global Human Resources in October 2005. Prior to that, she had been Corporate Vice President, Human Resources for Baxter International Inc., a healthcare company, since February 2001. Ms. May also serves on the Board of Directors of MB Financial Inc.

Mr. McLevish was appointed as Executive Vice President and Chief Financial Officer in October 2007. Prior to that, he had been Senior Vice President and Chief Financial Officer at Ingersoll-Rand Company Limited, an industrial company, since June 2002. Mr. McLevish also serves on the Board of Directors of Kennametal Inc.

Mr. Rovit was appointed Executive Vice President, Strategy effective February 1, 2011. Prior to joining Kraft Foods, he served as a Director of Bain & Co., a management consulting firm, from January 2008 to January 2011 and from 1988 to June 2005. Mr. Rovit served as President, Chief Executive Officer and Director of Swift & Company, a meat processing company, from June 2005 to July 2007. Mr. Rovit also serves on the Boards of Directors of MRC, Inc. and J. W. Saxe Memorial Fund.

Ms. Spence was appointed as Executive Vice President, Research, Development and Quality in January 2004. Prior to that, Ms. Spence served as Senior Vice President, Research and Development, Kraft Foods North America from August 2003 to January 2004 and Senior Vice President of Worldwide Quality, Scientific Affairs and Compliance for Kraft Foods North America from November 2001 to August 2003. She joined Kraft Foods in 1981. Ms. Spence also serves on the Board of Directors of International Life Sciences Institute.

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

Ms. West was appointed as Executive Vice President and Chief Category and Marketing Officer effective August 1, 2010. Previously, she served as Executive Vice President and Chief Marketing Officer from October 2007 to July 2010, and as Group Vice President for Kraft Foods and President of the North America Beverages Sector from 2005 to October 2007. Ms. West joined Kraft Foods in 1986. Ms. West also serves on the Board of Directors of J.C. Penney Co., Inc. and is a member of the Executive Leadership Council.

We adopted the Kraft Foods Code of Conduct, which qualifies as a code of ethics under Item 406 of Regulation S-K. The code applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Our code of ethics is available free of charge on our Web site at www.kraftfoodscompany.com and will be provided free of charge to any shareholder submitting a written request to: Corporate Secretary, Kraft Foods Inc., Three Lakes Drive, Northfield, IL 60093. We will disclose any waiver we grant to our principal executive officer, principal financial officer, principal accounting officer or controller under our code of ethics, or certain amendments to the code of ethics, on our Web site at www.kraftfoodscompany.com.

In addition, we adopted Corporate Governance Guidelines, charters for each of the Board’s five standing committees and the Code of Business Conduct and Ethics for Directors. All of these materials are available on our Web site at www.kraftfoodscompany.com and will be provided free of charge to any shareholder requesting a copy by writing to: Corporate Secretary, Kraft Foods Inc., Three Lakes Drive, Northfield, IL 60093.

Available Information

Our Internet address is www.kraftfoodscompany.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge as soon as possible after we electronically file them with, or furnish them to, the SEC. You can access our filings with the SEC by visiting www.kraftfoodscompany.com. The information on our Web site is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC.

You can also read and copy any document that we file, including this Annual Report on Form 10-K, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Call the SEC at 1-800-SEC-0330 for information on the operation of the Public Reference Room. In addition, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including Kraft Foods, that are electronically filed with the SEC.

Item 1A.  Risk Factors.

You should read the following risk factors carefully in connection with evaluating our business and the forward-looking information contained in this Annual Report on Form 10-K. Any of the following risks could materially and adversely affect our business, operating results, financial condition and the actual outcome of matters as to which forward-looking statements are made in this Annual Report on Form 10-K. While we believe we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our business, performance or financial condition in the future.

We operate in a highly competitive industry.

The food industry is highly competitive. We compete based on price, product innovation, product quality, brand recognition and loyalty, effectiveness of marketing, promotional activity and the ability to identify and satisfy consumer preferences.

We may need to reduce our prices in response to competitive and customer pressures in order to maintain our market share. Competition and customer pressures may also restrict our ability to increase prices in response to commodity and other cost increases. We may also need to increase or reallocate spending on marketing, advertising and new product innovation to protect or increase market share. These expenditures are subject to risks, including uncertainties about trade and consumer acceptance of our efforts. Despite these expenditures, we may not successfully maintain or enhance market share. If we reduce prices or increase costs, but we cannot increase sales volumes to offset those changes, then our financial condition and results of operations will suffer.

Maintaining our reputation and brand image is essential to our business success.

Many of our brands are iconic, with worldwide recognition. Our success depends on our ability to maintain brand image for our existing products, extend our brands to new platforms and expand our brand image with new product offerings.

We seek to maintain, extend and expand our brand image through marketing investments, including advertising and consumer promotions, and product innovation. Continuing global focus on health and wellness, including weight management, and increasing media attention to the role of food marketing could adversely affect our brand image or lead to stricter regulations and greater scrutiny of food marketing practices. Increased legal or regulatory restrictions on our advertising, consumer promotions and marketing, or our response to such restrictions, could limit our efforts to maintain, extend and expand our brands. Moreover, adverse publicity about regulatory or legal action against us could damage our reputation and brand image, undermine our customers’ confidence and reduce long-term demand for our products, even if the regulatory or legal action is unfounded or not material to our operations.

In addition, our success in maintaining, extending and expanding our brand image depends on our ability to adapt to a rapidly changing media environment, including our increasing reliance on social media and online dissemination of advertising campaigns. We are subject to a variety of legal and regulatory restrictions on how and to whom we market our products, for instance marketing to children. These restrictions may limit our ability to maintain, extend and expand our brand image as the media and communications environment continues to evolve. If we do not maintain, extend and expand our brand image, then our product sales, financial condition and results of operations could be materially and adversely affected.

We must leverage our value proposition to compete against retailer brands and other economy brands.

Retailers are increasingly offering retailer and other economy brands that compete with some of our products. Our products must provide higher value and / or quality to our consumers than less expensive alternatives, particularly during periods of economic uncertainty such as those we continue to experience. Consumers may not buy our products if the difference in value or quality between our products and retailer or other economy brands narrows or if consumers perceive a narrowing. If consumers prefer retailer or other economy brands then we could lose market share or sales volumes or shift our product mix could shift to lower margin offerings. These effects could materially and adversely affect our financial condition and results of operations.

The consolidation of retail customers could adversely affect us.

Retail customers, such as supermarkets, warehouse clubs and food distributors in the U.S., the European Union and our other major markets, continue to consolidate, resulting in fewer customers on which we can rely for business. Consolidation also produces large, more sophisticated retail customers that can resist price increases and demand lower pricing, increased promotional programs or specifically tailored products. In addition, larger retailers have the scale to develop supply chains that permit them to operate with reduced inventories or to develop and market their own retailer brands. Further retail consolidation may materially and adversely affect our product sales, financial condition and results of operations.

Retail consolidation also increases the risk that adverse changes in our customers’ business operations or financial performance will have a corresponding material adverse effect on us. For example, if our customers do not have access to sufficient funds or financing, then they may delay, decrease or cancel purchases of our products, or delay or refuse to pay us for previous purchases.

Changes in our relationships with significant customers or suppliers could adversely affect us.

During 2010, our five largest customers accounted for approximately 26% of our net revenues with our largest customer Wal-Mart Stores, Inc., accounting for approximately 14% of our net revenues. There can be no assurance that all significant customers will continue to purchase our products in the same quantities or on the same terms as in the past. The loss of a significant customer or a material reduction in sales to a significant customer could materially and adversely affect our product sales, financial condition and results of operations.

Disputes with significant suppliers, including regarding pricing or performance, could adversely affect our ability to supply products to our customers and could materially and adversely affect our product sales, financial condition and results of operations.

Commodity and other input prices are volatile and may rise significantly.

We purchase large quantities of commodities, including dairy, coffee, cocoa, wheat, corn products, soybean and vegetable oils, nuts, meat products, and sugar and other sweeteners. In addition, we purchase and use significant quantities of plastic, glass and cardboard to package our products, and natural gas to operate our factories and warehouses. Prices for commodities, other supplies and energy are volatile and can fluctuate due to conditions that are difficult to predict, including global competition for resources, currency fluctuations, severe weather, consumer demand and changes in governmental trade and agricultural programs. For example, unusually adverse weather conditions, such as the heat wave in the grain growing regions of Russia and Ukraine and recent severe drought in the grain growing regions of China, have contributed to rising wheat and corn costs in 2010 and we expect such conditions to continue in 2011. For 2010, our commodity costs were approximately $1.0 billion higher than 2009. Although we monitor our exposure to commodity prices as an integral part of our overall risk management program, and seek to hedge against price increases, continued volatility in the prices of commodities and other supplies we purchase could increase the costs of our products, and our profitability could suffer. Moreover, price increases to cover these increased costs may result in lower sales volumes. If we are not successful in our hedging activities, or if we are unable to price to cover increased costs, then commodity and other input price volatility or increases could materially and adversely affect our financial condition and results of operations.

Changes in regulations could increase our costs and affect our profitability.

Our activities in the United States and around the world are highly regulated and subject to government oversight. Various federal, state, provincial and local laws and regulations govern food production and marketing, as well as licensing, trade, tax and environmental matters. Governing bodies regularly issue new regulations and changes to existing regulations. Our need to comply with new or revised regulations or their interpretation and application, including proposed requirements designed to enhance food safety or to regulate imported ingredients, could materially and adversely affect our product sales, financial condition and results of operations.

Legal claims or other regulatory enforcement actions could subject us to civil and criminal penalties that affect our product sales, reputation and profitability.

We are a large food company that operates in a highly regulated, highly competitive environment with growing retailer power and a constantly evolving legal and regulatory framework around the world. Consequently, we are subject to heightened risk of legal claims or other regulatory enforcement actions. Although we have implemented policies and procedures designed to ensure compliance with existing laws and regulations, there can be no assurance that our employees, contractors or agents will not violate our policies and procedures. Moreover, the failure to maintain effective control environment processes could lead to violations, unintentional or otherwise, of laws and regulations. Legal claims or regulatory enforcement actions arising out of our failure or alleged failure to comply with applicable laws and regulations could subject us to civil and criminal penalties that could materially and adversely affect our product sales, reputation and profitability.

Product recalls or other product liability claims could materially and adversely affect us.

Selling products for human consumption involves inherent risks. We could decide to, or be required to recall products due to suspected or confirmed product contamination, spoilage or other adulteration, product misbranding or product tampering. Any of these events could adversely affect our reputation and product sales, financial condition or results of operations.

We may also suffer losses if our products or operations violate applicable laws or regulations, or if our products cause injury, illness or death. In addition, our marketing could be the target of claims of false or deceptive advertising or other criticism. A significant product liability or other legal judgment or a related regulatory enforcement action against us, or a widespread product recall, may materially and adversely affect our profitability. Moreover, even if a product liability or consumer fraud claim is unsuccessful, has no merit or is not pursued, the negative publicity surrounding assertions against our products or processes could materially and adversely affect our product sales, financial condition and results of operations.

We are subject to risks generally associated with companies that operate in a global environment, which could affect our growth and financial performance.

We generated approximately 57% of our 2010 net revenues, 49% of our 2009 net revenues and 50% of our 2008 net revenues outside the U.S. With operations in more than 75 countries, our operations are subject to risks inherent in multinational operations. Those risks include:

•	compliance with U.S. laws affecting operations outside of the U.S., such as the Foreign Corrupt Practices Act,
•	compliance with a variety of local regulations and laws,
•	changes in tax laws and the interpretation of those laws,
•	fluctuations in currency values,
•	sudden changes in foreign currency exchange controls,
•	discriminatory or conflicting fiscal policies,
•	difficulties enforcing intellectual property and contractual rights in certain jurisdictions,
•	greater risk of uncollectible accounts and longer collection cycles,
•	effective and immediate implementation of control environment processes across our diverse operations, and
•	imposition of more or new tariff, quotas, trade barriers, and similar restrictions on our sales outside the U.S.

Moreover, political and economic changes or volatility, geopolitical regional conflicts, terrorist activity, political unrest, civil strife, acts of war, public corruption and other economic or political uncertainties could interrupt and negatively affect our business operations. All of these factors could result in increased costs or decreased revenues, and could materially and adversely affect our product sales, financial condition and results of operations.

Our operations in certain developing markets expose us to political, economic and regulatory risks.

Our growth strategy depends in part on our ability to expand our operations in developing markets, including Brazil, China, India, Mexico, Russia and Southeast Asia. However, some developing markets have greater political and economic volatility and greater vulnerability to infrastructure and labor disruptions than established markets. In many countries outside of the U.S., particularly in those with developing economies, it may be common for others to engage in business practices prohibited by laws and regulations applicable to us, such as the Foreign Corrupt Practices Act or similar local anti-bribery laws. These laws generally prohibit companies and their employees, contractors or agents from making improper payments to government officials for the purpose of obtaining or retaining business. Failure to comply with these laws could subject us to civil and criminal penalties that could materially and adversely affect our financial condition and results of operations.

In addition, competition in developing markets is increasing as our competitors grow their global operations and low cost local manufacturers expand their production capacities. Our success in integrating Cadbury’s operations and products, many of which have a strong presence in a number of developing markets, is critical to our growth strategy. If we cannot successfully increase our business in developing markets, our product sales, financial condition and results of operations could be materially and adversely affected.

Unanticipated business disruptions could affect our ability to provide our products to our customers.

We have a complex network of suppliers, owned manufacturing locations, co-manufacturing locations, distribution networks and information systems that support our ability consistently to provide our products to our customers. Factors that are hard to predict or beyond our control, like weather, natural disasters, fire, terrorism, generalized labor unrest or health pandemics, could damage or disrupt our operations, or our suppliers’ or co-manufacturers’ operations. If we are unable to respond to disruptions in our operations, whether by finding alternative suppliers or replacing capacity at key manufacturing or distribution locations, or are unable to quickly repair damage to our information, production or supply systems, we may be late or unable to deliver products to our customers. If that were to occur, our customers’ confidence in us and long-term demand for our products could decline. Any of these events could materially and adversely affect our product sales, financial condition and results of operations.

We must correctly predict, identify and interpret changes in consumer preferences and demand, and offer new products to meet those changes.

Consumer preferences for food products change continually. Our success depends on our ability to predict, identify and interpret the tastes and dietary habits of consumers and to offer products that appeal to consumer preferences. If we do not offer products that appeal to consumers, our sales and market share will decrease and our profitability could suffer.

We must distinguish among short-term fads, mid-term trends and long-term changes in consumer preferences. If we do not accurately predict which shifts in consumer preferences will be long-term, or if we fail to introduce new and improved products to satisfy those preferences, our sales could decline. In addition, because of our varied consumer base, we must offer an array of products sufficient to satisfy the broad spectrum of consumer preferences. If we fail to expand our product offerings successfully across product categories, or if we do not rapidly develop products in faster growing and more profitable categories, demand for our products will decrease and our profitability could suffer.

Prolonged negative perceptions concerning the health implications of certain food products could influence consumer preferences and acceptance of some of our products and marketing programs. For example, recently, consumers have been increasingly focused on health and wellness, including weight management and reducing sodium consumption. We strive to respond to consumer preferences and social expectations, but we may be unsuccessful in these efforts. Continued negative perceptions and failure to satisfy consumer preferences could materially and adversely affect our product sales, financial condition and results of operations.

Increased or unanticipated costs or difficulties encountered in our continuing integration of Cadbury could affect our results of operations.

We continue to integrate the operations of our Cadbury business into our existing business. We expect the anticipated synergies of integration to increase revenues and operating results through enhanced growth opportunities and increased cost savings. If we encounter difficulties in fully integrating the businesses, it could delay or we could fail to achieve anticipated synergies and cost savings, including the expected increases in revenues and operating results. If the difficulties are significant, our financial condition and results of operations could be materially and adversely affected.

Additionally, we expect to incur a number of non-recurring costs associated with combining our operations, including implementation cash costs that we estimate will be approximately $1.5 billion in the first three years following completion of the acquisition. Delays in integrating the businesses could cause such costs to be significantly higher than anticipated.

We may not successfully complete proposed acquisitions or divestitures or integrate acquired businesses.

From time to time, we evaluate acquisition candidates that may strategically fit our business objectives. If we are unable to complete acquisitions or to successfully integrate and develop acquired businesses, including Cadbury, our financial results could be materially and adversely affected. In addition, we may divest businesses that do not meet our strategic objectives, or do not meet our growth or profitability targets. We may not be able to complete desired or proposed divestitures on terms favorable to us. Gains or losses on the sales of, or lost operating income from, those businesses may affect our profitability. Moreover, we may incur asset impairment charges related to acquisitions or divestitures that reduce our profitability.

Our acquisition or divestiture activities may present financial, managerial and operational risks. Those risks include diversion of management attention from existing core businesses, difficulties integrating or separating personnel and financial and other systems, effective and immediate implementation of control environment processes across our diverse employee population, adverse effects on existing business relationships with suppliers and customers, inaccurate estimates of fair value made in the accounting for acquisitions and amortization of acquired intangible assets which would reduce future reported earnings, potential loss of customers or key employees of acquired businesses, and indemnities and potential disputes with the buyers or sellers. Any of these factors could affect our product sales, financial condition and results of operations.

We are subject to foreign currency exchange rate fluctuations.

Our acquisition of Cadbury and disposition of our Frozen Pizza business increased the portion of our assets, liabilities and earnings denominated in non-U.S. dollar currencies, which increased our exposure to currency exchange rate fluctuations. Our financial results and capital ratios are now more sensitive to movements in foreign exchange rates than in prior periods because a larger portion of our assets, liabilities, revenue and expenses must be translated into U.S. dollars for external reporting purposes. In addition, movements in foreign exchange rates can affect transaction costs because we source product ingredients from various countries. We may seek to mitigate our exposure to currency exchange rate fluctuations, but our efforts may not be successful. Accordingly, a depreciation of non-U.S. dollar currencies relative to the U.S. dollar, or changes in the relative value of any two currencies that we use for transactions, could materially and adversely affect our financial condition and results of operations.

Business process improvement initiatives to harmonize our systems and processes may fail to operate as designed and intended.

We regularly implement business process improvement initiatives designed to harmonize our systems and processes and improve our performance. Significant current business process improvement initiatives include reorganization of our European operations, delivery of a SAP enterprise resource planning application, and outsourcing certain administrative functions. Our business process improvement initiatives may not be successful, or may interfere with our core business operations or divert management attention from those operations. If we are unable to improve existing operations, achieve anticipated cost savings and support future growth, our product sales, financial condition and results of operations may be materially and adversely affected.

Downgrades in our credit ratings and other effects of volatile economic conditions on the credit market could reduce our liquidity or increase our borrowing costs and liquidity.

Our short- and long-term credit ratings affect our borrowing costs and access to financing. A downgrade in our credit ratings would increase our borrowing costs and could affect our ability to issue commercial paper. We access the commercial paper market for regular funding requirements. Disruptions in the commercial paper market or other effects of volatile economic conditions on the credit market also could reduce the amount of commercial paper that we could issue and could raise our borrowing costs for both short- and long-term debt offerings.

Volatility in the equity markets or interest rates could substantially increase our pension costs and have a negative impact on our operating results and profitability.

At the end of 2010, the projected benefit obligation of our defined benefit pension plans was $15.6 billion and assets were $13.3 billion. The difference between plan obligations and assets, or the funded status of the plans, significantly affects the net periodic benefit costs of our pension plans and the ongoing funding requirements of those plans. Among other factors, changes in interest rates, mortality rates, early retirement rates, investment returns and the market value of plan assets can affect the level of plan funding, cause volatility in the net periodic pension cost, and increase our future funding requirements. In addition, if we divest certain businesses, we may be required to increase future contributions to the benefit plans and the related net periodic pension cost could increase.

We expect to make approximately $940 million in contributions to our pension plans in 2011, which is approximately $550 million more than we made in 2010. We also expect that our net pension cost will remain flat at approximately $530 million in 2011. Volatile economic conditions increase the risk that we may be required to make additional cash contributions to the pension plans and recognize further increases in our net pension cost beyond 2011.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

We have 223 manufacturing and processing facilities worldwide. This includes the 62 manufacturing and process facilities we obtained as part of our Cadbury acquisition. These facilities are located in 57 countries. We have 57 facilities in Kraft Foods North America, 59 in Kraft Foods Europe and 107 In Kraft Foods Developing Markets.

We own 214 and lease 9 of these manufacturing and processing facilities. It is our practice to maintain all of our plants and properties in good condition, and we believe they are suitable and adequate for our present needs.

We also have 236 distribution centers and depots worldwide. We own 51 of these distribution centers and depots, and we lease 185 of these distribution centers and depots. In North America, we have 139 distribution centers and depots, more than 60% of which support our direct store delivery systems. Outside North America, we have 97 distribution centers and depots in 29 countries.

These facilities are located throughout the following regions:

Manufacturing	Manufacturing	Manufacturing	Manufacturing	Manufacturing
Region	Number of Manufacturing Facilities	Number of Distribution Facilities
U.S.	46	128
Canada	11	11
Western Europe	59	23
Central & Eastern Europe, Middle East and Africa	50	8
Latin America	20	6
Asia Pacific	37	60

Total	223	236

These facilities are in good condition, and we believe they have sufficient capacity to meet our distribution needs in the near term.

Item 3.  Legal Proceedings.

We routinely are involved in legal proceedings, claims, and governmental inspections or investigations (“Legal Matters”) arising in the ordinary course of our business.

On November 29, 2010, we initiated an arbitration proceeding against Starbucks Coffee Company (“Starbucks”) to challenge Starbucks attempt to end our retail coffee agreement without compensating us pursuant to the agreement’s termination provisions. On December 6, 2010, in a separate proceeding, we filed a motion for preliminary injunction in the U.S. District Court for the Southern District of New York against Starbucks to enjoin Starbucks from unilaterally terminating our agreement. The District Court denied our motion for preliminary injunction on January 28, 2011. On February 25, 2011, the U.S. Court of Appeals for the Second Circuit upheld the U.S. District Court’s ruling. Despite this ruling, our arbitration proceeding, which we are vigorously pursuing, will continue.

A compliant and ethical corporate culture, which includes adhering to laws and industry regulations in the United States and abroad, is integral to our success. To this end, after we acquired Cadbury in February 2010 we began reviewing and adjusting, as needed, Cadbury’s operations in light of U.S. and international standards as well as Kraft Foods’ policies and practices. We initially focused on such high priority areas as food safety, the Foreign Corrupt Practices Act (“FCPA”) and antitrust. Based upon Cadbury’s pre-acquisition policies and compliance programs and our post-acquisition reviews, our preliminary findings indicated that Cadbury’s overall state of compliance was sound. Nonetheless, through our reviews, we determined that in certain jurisdictions, including India, there appeared to be facts and circumstances warranting further investigation. We have undertaken these investigations, which are ongoing.

On February 1, 2011, we received a subpoena from the SEC. The subpoena, issued in connection with an investigation under the FCPA, primarily relates to a Cadbury facility in India that we acquired in the Cadbury acquisition and primarily requests information regarding dealings with Indian governmental agencies and officials to obtain approvals related to the operation of that facility. We are cooperating with the U.S. government in its investigation of these matters.

While we cannot predict with certainty the results of these or any other Legal Matters in which we are currently involved, we do not expect that the ultimate costs to resolve any of these matters will have effect on our financial results.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is listed on the NYSE. At January 31, 2011, there were approximately 80,245 holders of record of our Common Stock.

Comparison of Five-Year Cumulative Total Return

The following graph compares the cumulative total return on our Common Stock with the cumulative total return of the S&P 500 Index and the performance peer group index. The graph shows total shareholder return assuming $100 was invested on December 31, 2004 and dividends were reinvested on a quarterly basis.

	NewPerformance	NewPerformance	NewPerformance	NewPerformance
Date	Kraft Foods	S&P 500	Old Performance Peer Group	New Performance Peer Group

December 2005	100.00	100.00	100.00	100.00
December 2006	130.45	115.76	120.15	121.31
December 2007	122.98	122.11	144.70	149.06
December 2008	105.08	77.00	116.84	118.08
December 2009	111.37	97.31	139.19	147.66
December 2010	134.16	111.95	157.37	170.25

In 2010, we revised our peer performance group to only include food and beverage companies. As a result, we removed Clorox, Colgate-Palmolive, Diageo, and Procter & Gamble. Additionally, due to our Cadbury acquisition in 2010, we removed them from our performance peer group.

The Kraft Foods new performance peer group consists of the following companies considered our market competitors, or that have been selected on the basis of industry, level of management complexity, global focus or industry leadership: Campbell Soup Company, The Coca-Cola Company, ConAgra Foods, Inc., DANONE, General Mills, Inc., H.J. Heinz Company, Hershey Foods Corporation, Kellogg Company, Nestlé S.A., PepsiCo, Inc., Sara Lee Corporation, and Unilever N.V. The old performance peer group consisted of the following companies: Cadbury plc, Campbell Soup Company, The Clorox Company, The Coca-Cola Company, Colgate-Palmolive Company, ConAgra Foods, Inc., Diageo plc, General Mills, Inc., DANONE, H.J. Heinz Company, Hershey Foods Corporation, Kellogg Company, Nestlé S.A., PepsiCo, Inc., The Procter & Gamble Company, Sara Lee Corporation, and Unilever N.V.

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

Issuer Purchases of Equity Securities during the Quarter ended December 31, 2010

There are currently no share repurchase programs authorized by our Board of Directors. The following activity represents shares tendered by our employees who used shares to exercise options, and who used shares to pay the related taxes for grants of restricted and deferred stock that vested. Accordingly, these are non-cash transactions.

	AveragenPricenPaid	AveragenPricenPaid
	Total Number of Shares	Average Price Paid per Share

October 1-31, 2010	29,479	$31.06
November 1-30, 2010	5,471	$31.36
December 1-31, 2010	43,353	$31.06

For the Quarter Ended December 31, 2010	78,303	$31.08

Item 6.  Selected Financial Data.

Kraft Foods Inc.

Selected Financial Data—Five Year Review

(in millions of dollars, except per share and employee data)

	2010	2009	2008	2007	2006
Summary of Operations:
Net revenues	$49,207	$38,754	$40,492	$34,580	$31,849
Cost of sales	31,305	24,819	27,164	22,848	20,573
Operating income	5,666	5,183	3,576	3,939	3,935
Operating margin	11.5%	13.4%	8.8%	11.4%	12.4%
Interest and other expense, net	2,024	1,237	1,240	604	510

Earnings from continuing operations before income taxes	3,642	3,946	2,336	3,335	3,425
Provision for income taxes	1,147	1,136	658	992	732
Earnings and gain from discontinued operations, net of income taxes	1,644	218	1,215	381	372

Net earnings	4,139	3,028	2,893	2,724	3,065
Noncontrolling interest	25	7	9	3	5

Net earnings attributable to Kraft Foods	4,114	3,021	2,884	2,721	3,060
Basic EPS attributable to Kraft Foods:
Continuing operations	1.44	1.90	1.11	1.47	1.62
Discontinued operations	0.96	0.14	0.81	0.24	0.22

Net earnings attributable to Kraft Foods	2.40	2.04	1.92	1.71	1.84
Diluted EPS attributable to Kraft Foods:
Continuing operations	1.44	1.89	1.10	1.46	1.62
Discontinued operations	0.95	0.14	0.80	0.24	0.22

Net earnings attributable to Kraft Foods	2.39	2.03	1.90	1.70	1.84
Dividends declared per share	1.16	1.16	1.12	1.04	0.96
Dividends declared as a % of basic EPS	48.3%	56.9%	58.3%	60.8%	52.2%
Dividends declared as a % of diluted EPS	48.5%	57.1%	58.9%	61.2%	52.2%
Weighted-average shares - basic	1,715	1,478	1,505	1,591	1,659
Weighted-average shares - diluted	1,720	1,486	1,515	1,600	1,661
Net cash provided by operating activities	3,748	5,084	4,141	3,571	3,720
Capital expenditures	1,661	1,330	1,367	1,241	1,169
Free cash flow*	2,087	3,754	2,774	2,330	2,551
Depreciation	1,229	905	963	873	884
Property, plant and equipment, net	13,792	10,693	9,917	10,778	9,693
Inventories, net	5,310	3,775	3,881	4,238	3,436
Total assets	95,289	66,714	63,173	68,132	55,548
Long-term debt	26,859	18,024	18,589	12,902	7,081
Total debt	28,724	18,990	20,251	21,009	10,821
Total long-term liabilities	43,687	29,251	29,773	23,574	16,520
Total Kraft Foods shareholders’ equity	35,834	25,876	22,295	27,407	28,536
Total equity	35,942	25,972	22,356	27,445	28,562
Book value per common share outstanding	20.50	17.51	15.18	17.87	17.44
Market price per Common Stock share - high / low	32.67-27.09	29.84-20.81	34.97-24.75	37.20-29.95	36.67-27.44
Closing price of Common Stock at year end	31.51	27.18	26.85	32.63	35.70
Price / earnings ratio at year end - basic	13	13	14	19	19
Price / earnings ratio at year end - diluted	13	13	14	19	19
Shares outstanding at year end	1,748	1,478	1,469	1,534	1,636
Number of employees	127,000	97,000	98,000	103,000	90,000

*	Please see Non-GAAP Financial Measures section at the end of Item 7.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussions should be read in conjunction with the other sections of this Annual Report on Form 10-K, including the consolidated financial statements and related notes contained in Item 8.

Description of the Company

We market biscuits, confectionery, beverages, cheese, grocery products and convenient meals in approximately 170 countries.

Executive Summary

The following executive summary is intended to provide significant highlights of the discussion and analysis that follows.

•	Net revenues in 2010 increased 27.0% to $49.2 billion. Net revenues in 2009 decreased 4.3% to $38.8 billion.

•

Diluted EPS attributable to Kraft Foods increased 17.7% to $2.39 in 2010 and increased 6.8% to $2.03 in 2009. Diluted EPS attributable to Kraft Foods from continuing operations decreased 23.8% to $1.44 in 2010 and increased 71.8% to $1.89 in 2009.

•

On February 2, 2010, we had received acceptances to our offer of 71.73% of the outstanding ordinary shares of Cadbury. From February 2, 2010 through June 1, 2010, we acquired the remaining 28.27% of Cadbury Shares. In acquiring Cadbury, we issued 262 million shares of our Common Stock and paid $10.9 billion in cash.

•

On February 8, 2010, we issued $9.5 billion of senior unsecured notes at a weighted-average effective rate of 5.364% and primarily used the net proceeds ($9,379 million) to finance the Cadbury acquisition.

•

On March 1, 2010, we completed the sale of the assets of our North American frozen pizza business to Nestlé USA, Inc. for $3.7 billion. Accordingly, the results of our Frozen Pizza business have been reflected as discontinued operations on the consolidated statement of earnings, and prior period results have been revised in a consistent manner.

•	On December 29, 2010, we repurchased $1.5 billion of our notes due in 2011 and 2012. We paid $1,596 million aggregate consideration, including accrued and unpaid interest, for the accepted notes.

•

On November 30, 2009, we entered into a revolving credit agreement for a $4.5 billion three-year senior unsecured revolving credit facility. The agreement replaced our former revolving credit agreement, which was terminated upon the signing of the new agreement.

•

Our $5.0 billion share repurchase authority expired on March 30, 2009. Prior to the expiration, we repurchased 130.9 million shares for $4.3 billion under the program. We did not repurchase any shares in 2010 or 2009.

•

In 2008, we completed our $2.9 billion, five-year Restructuring Program. We reversed previously accrued Restructuring Program charges of $37 million in 2010 and $85 million in 2009, and we recorded charges of $989 million during 2008.

•

On August 4, 2008, we completed the split-off of the Post cereals business. Accordingly, the Post cereals business prior period results were reflected as discontinued operations on the consolidated statement of earnings.

Discussion and Analysis

Strategy

We are seeking to build a global Snacks powerhouse with an unrivaled portfolio of brands people love. Our future growth is centered on three strategies: To delight global Snacks consumers; To unleash the Power of our Iconic Heritage Brands; and To Create a Performance-Driven, Values-Led Organization, which we believe will allow us to deliver top-tier shareholder returns. We plan to drive sustained, profitable growth that will put us among the top performers of our industry. Our strategic focus on global snacks, iconic heritage brands and our culture is intended to deliver robust top-line growth. Our ongoing overhead and cost saving efforts are fueling significant additional investments in marketing and innovation. We believe that these savings and investments, along with our emphasis on the importance of superior execution, will generate sustained growth. We believe we are well-positioned to deliver consistent financial results in the top-tier of our peer group.

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

On February 2, 2010, we acquired 71.73% of Cadbury Shares for $13.1 billion and the value attributed to noncontrolling interests was $5.4 billion. From February 2, 2010 through June 1, 2010, we acquired the remaining 28.27% of Cadbury Shares for $5.4 billion. We had a $38 million gain on noncontrolling interest acquired and recorded it within additional paid in capital.

As part of our Cadbury acquisition, we incurred and expensed transaction related fees of $218 million in 2010 and $40 million in 2009. We recorded these expenses within selling, general and administrative expenses. We also incurred acquisition financing fees of $96 million in 2010. We recorded these expenses within interest and other expense, net.

Cadbury contributed net revenues of $9,143 million and net earnings of $530 million from February 2, 2010 through December 31, 2010. The following unaudited pro forma summary presents Kraft Foods’ consolidated information as if Cadbury had been acquired on January 1, 2009. These amounts were calculated after conversion to U.S. GAAP, applying our accounting policies, and adjusting Cadbury’s results to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment, and intangible assets had been applied from January 1, 2009, together with the consequential tax effects. These adjustments also reflect the additional interest expense incurred on the debt to finance the purchase, and the divestitures of certain Cadbury confectionery operations in Poland and Romania, as required by the EU Commission as a condition of our Cadbury acquisition.

	Pro forma for the Years Ended December 31,
	2010	2009
	(in millions)

Net revenues	$49,770	$47,852
Net earnings attributable to Kraft Foods	3,938	2,586

Our February 2, 2010, Cadbury acquisition was valued at $18,547 million, or $17,503 million net of cash and cash equivalents. As part of that acquisition, we acquired the following assets and assumed the following liabilities (in millions):

	00000000	00000000	00000000
Receivables (1)	$1,333
Inventories	1,298
Other current assets	660
Property, plant and equipment	3,293
Goodwill (2)	9,530
Intangible assets (3)	12,905
Other assets	593
Short-term borrowings	(1,206)
Accounts payable	(1,605)
Other current liabilities (4)	(1,866)
Long-term debt	(2,437)
Deferred income taxes	(3,218)
Accrued pension costs	(817)
Other liabilities	(927)
Noncontrolling interest	(33)

(1)	The gross amount due under the receivables we acquired is $1,474 million, of which $141 million is expected to be uncollectable.
(2)	Goodwill will not be deductible for statutory tax purposes and is attributable to Cadbury’s workforce and the significant synergies we expect from the acquisition.
(3)	We acquired $10.3 billion of indefinitely lived intangible assets, primarily trademarks, and $2.6 billion of amortizable intangible assets, primarily customer relationships and technology. Customer relationships will be amortized over approximately 13 years and technology will be amortized over approximately 12 years.
(4)	Within other current liabilities, a reserve for exposures related to taxes of approximately $70 million was established within our Developing Markets segment. The cumulative exposure was approximately $150 million at December 31, 2010.

The above amounts represent the allocation of purchase price which was completed during the fourth quarter of 2010.

Pizza Divestiture:

On March 1, 2010, we completed the sale of the assets of our North American frozen pizza business (“Frozen Pizza”) to Nestlé USA, Inc. (“Nestlé”) for $3.7 billion. Our Frozen Pizza business was a component of our U.S. Convenient Meals and Canada & North America Foodservice segments. The sale included the DiGiorno, Tombstone and Jack’s brands in the U.S., the Delissio brand in Canada and the California Pizza Kitchen trademark license. It also included two Wisconsin manufacturing facilities (Medford and Little Chute) and the leases for the pizza depots and delivery trucks. Approximately 3,600 of our employees transferred with the business to Nestlé. Accordingly, the results of our Frozen Pizza business have been reflected as discontinued operations on the consolidated statement of earnings, and prior period results have been revised in a consistent manner. As a result of the divestiture, we recorded a gain on discontinued operations of $1,596 million, or $0.92 per diluted share, in 2010.

Pursuant to the Frozen Pizza business Transition Services Agreement, we agreed to provide certain sales, co-manufacturing, distribution, information technology, accounting and finance services to Nestlé for up to two years.

Summary results of operations for the Frozen Pizza business through March 1, 2010 were as follows:

	nnnn2010nnnn	nnnn2010nnnn	nnnn2010nnnn
	For the Years Ended December 31,
	2010	2009	2008
	(in millions)

Net revenues	$335	$1,632	$1,440

Earnings before income taxes	73	341	267
Provision for income taxes	(25)	(123)	(97)
Gain on discontinued operations, net of income taxes	1,596	-	-

Earnings and gain from discontinued operations, net of income taxes	$1,644	$218	$170

Earnings before income taxes as presented exclude associated allocated overheads of $25 million in 2010, $108 million in 2009 and $112 million in 2008.

The 2010 gain on discontinued operations from the sale of the Frozen Pizza business included tax expense of $1.2 billion.

The following assets of the Frozen Pizza business were included in the Frozen Pizza divestiture (in millions):

	Decembern31,2008	Decembern31,2008	Decembern31,2008
Inventories, net	$102
Property, plant and equipment, net	317
Goodwill	475

Distributed assets of the Frozen Pizza business	$894

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

In this split-off transaction, approximately 46 million shares of Kraft Foods Common Stock were tendered for $1,644 million. Our shareholders had the option to exchange some or all of their shares of Kraft Foods Common Stock and receive shares of common stock of Cable Holdco, Inc. (“Cable Holdco”). Cable Holdco was our wholly owned subsidiary that owned certain assets and liabilities of the Post cereals business. In exchange for the contribution of the Post cereals business, Cable Holdco issued approximately $665 million in debt securities, issued shares of its common stock and assumed a $300 million credit facility. Upon closing, we used the cash equivalent net proceeds, approximately $960 million, to repay debt. As a result of the split-off, we recorded a gain on discontinued operations of $926 million, or $0.61 per diluted share, in 2008.

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

Summary results of operations for the Post cereals business through August 4, 2008, were as follows:

	Decembern31,2000	Decembern31,2000	Decembern31,2000
	For the Year Ended December 31, 2008
	(in millions)

Net revenues	$666

Earnings before income taxes	189
Provision for income taxes	(70)
Gain on discontinued operations, net of income taxes	926

Earnings and gain from discontinued operations, net of income taxes	$1,045

Other Divestitures:

The EU Commission required, as a condition of our Cadbury acquisition, that we divest certain Cadbury confectionery operations in Poland and Romania. In 2010, we completed the sale of the assets of the confectionery operations in Poland and Romania. The total proceeds from the divestitures were $342 million and the impacts of these divestitures were primarily reflected as adjustments to the purchase price allocations.

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

Included in the 2008 divestitures were the following, which were a condition of the EU Commission’s approval of our Groupe Danone S.A. global LU biscuit business (“LU Biscuit”) acquisition:

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

The aggregate operating results of the divestitures discussed above, other than the divestiture of the Frozen Pizza and Post cereals businesses, were not material to our financial statements in any of the periods presented. Refer to Note 16, Segment Reporting, for details of the gains and losses on divestitures by segment. The net impacts to segment operating income from gains and losses on divestitures, along with resulting asset impairment charges, are summarized in the table with the Asset Impairment Charges section below.

Asset Impairment Charges

In 2010, we recorded aggregate asset impairment charges of $55 million, or $0.02 per diluted share. During our 2010 review of goodwill and non-amortizable intangible assets, we recorded a $13 million charge for the impairment of intangible assets in the Netherlands and a $30 million charge for the impairment of intangible assets in China. During the fourth quarter of 2010, we also recorded an asset impairment of $12 million on a biscuit plant and related property, plant and equipment in France. We recorded the aggregate asset impairment charges within asset impairment and exit costs.

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

	For the Years Ended December 31,
	2010	2009	2008
	(in millions)
Gains / (losses) & asset impairment charges on divestitures, net:
Kraft Foods North America:
U.S. Beverages	$-	$-	$(1)
U.S. Cheese	(6)	-	-
U.S. Convenient Meals	-	-	-
U.S. Grocery	-	-	-
U.S. Snacks	-	11	-
Canada & N.A. Foodservice	-	-	-
Kraft Foods Europe	-	(17)	(146)
Kraft Foods Developing Markets	-	-	(13)

Total net impact from divestitures	$ (6)	$ (6)	$ (160)

Restructuring Costs

Within our restructuring programs and initiatives, we include certain costs along with exit and disposal costs that are directly attributable to those activities yet they do not qualify for treatment as exit or disposal costs under U.S. GAAP. These costs, which we commonly refer to as other project costs or implementation costs, generally include the integration and reorganization of operations and facilities, the discontinuance of certain product lines and the incremental expenses related to the closure of facilities. Management believes the disclosure and inclusion of these charges provides readers of our financial statements greater transparency to the total costs of our programs and initiatives.

Integration Program:

Our combination with Cadbury has the potential for meaningful synergies and costs savings. We expect to recognize at least $750 million of cost savings by the end of the third year following completion of the acquisition. Additionally, we expect to create revenue synergies from investments in distribution, marketing and product development. In order to achieve these cost savings and synergies, we expect to incur total integration charges of approximately $1.5 billion in the first three years following the acquisition to combine and integrate the two businesses (the “Integration Program”).

Integration Program costs include the costs associated with combining our operations with Cadbury’s and are separate from the costs related to the acquisition. We incurred charges under the Integration Program of $657 million in 2010. We recorded these charges primarily in operations as a part of selling, general and administrative expenses within our Kraft Foods Europe and Kraft Foods Developing Markets segments, as well as general corporate expenses. At December 31, 2010, we had an accrual of $406 million related to the Integration Program.

During the second quarter of 2010, we evaluated Cadbury’s Vision into Action (“VIA”) restructuring program and began managing it within our overall Integration Program. Cadbury initiated the VIA restructuring program in 2007 and planned to run it through 2011. Accordingly, we acquired an accrual of $228 million relating to charges taken in previous periods. In evaluating the program as part of our corporate strategies and our integration plans, we included the remaining charges within our overall Integration Program. As we move forward on a combined company basis, we do not intend to manage these programs separately.

Cost Savings Initiatives:

Cost savings initiatives generally include exit, disposal and other project costs. We incurred costs associated with our Cost Savings Initiatives of $170 million in 2010, $318 million in 2009, and none in 2008.

•

In 2010, we primarily recorded these changes within the segment operating income of Kraft Foods Europe and Canada & N.A. Foodservice. The majority of these charges incurred were for other project costs associated with the Kraft Foods Europe Reorganization.

•

The 2009 charges primarily included severance charges for benefits received by terminated employees, associated benefit plan costs and other related activities. These were recorded in operations, primarily within the segment operating income of Kraft Foods Europe, with the remainder spread across all other segments.

2004-2008 Restructuring Program:

In 2008, we completed our five-year restructuring program (the “Restructuring Program”). The objectives of this program were to leverage our global scale, realign and lower our cost structure, and optimize capacity. As part of the Restructuring Program, we:

•	incurred $2.9 billion in pre-tax charges reflecting asset disposals, severance and implementation costs;
•	announced the closure of 35 facilities and announced the elimination of approximately 18,200 positions;
•	will use cash to pay for $1.9 billion of the $2.9 billion in charges; and
•	anticipate reaching cumulative annualized savings of $1.4 billion for the total program.

In 2010, we reversed $37 million of previously accrued Restructuring Program charges, primarily related to severance (resulting in a favorable impact to diluted EPS of $0.01). In 2009, we reversed $85 million of previously accrued Restructuring Program charges (resulting in a favorable impact to diluted EPS of $0.04). The reversals in 2009 related to the following:

•

We sold a plant in Spain that we previously announced we would close under our Restructuring Program. Accordingly, we reversed $35 million in Restructuring Program charges, primarily related to severance, and recorded a $17 million loss on the divestiture of the plant in 2009. The reversal occurred in our Kraft Foods Europe segment.

•

We also reversed $50 million of previously accrued Restructuring Program charges in 2009, primarily due to planned position eliminations that did not occur. These were primarily the result of redeployment and natural attrition. The majority of these reversals occurred in our Kraft Foods Europe segment, with the remainder spread across all other segments.

We incurred charges under the Restructuring Program of $989 million in 2008, or $0.45 per diluted share. Since the inception of the Restructuring Program, we have paid cash of $1.8 billion of the $1.9 billion in expected cash payments, including $94 million paid in 2010. At December 31, 2010, we had an accrual of $125 million related to the Restructuring Program, and we anticipate utilizing the majority of it during 2011.

Under the Restructuring Program, we recorded asset impairment and exit costs of $884 million in 2008. We recorded implementation costs of $105 million in 2008.

Provision for Income Taxes

Our effective tax rate was 31.5% in 2010, 28.8% in 2009, and 28.2% in 2008. Our 2010 effective tax rate included net tax benefits of $123 million, primarily due to the favorable resolution of a federal tax audit and the resolution of several items in our international operations, partially offset by a $137 million write-off of deferred tax assets as a result of the U.S. health care legislation enacted in March 2010.

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

Consolidated Results of Operations

The following discussion compares our consolidated results of operations for 2010 with 2009, and for 2009 with 2008.

Many factors have an impact on the sales to our customers, including, among others, the timing of holidays and other annual or special events, significant weather conditions, timing of our own or customer incentive programs and pricing actions, customer inventory programs and general economic conditions.

Our domestic operating subsidiaries report results as of the last Saturday of the year, and our international operating subsidiaries generally report results two weeks prior to the last Saturday of the year. The results of operations of the newly acquired Cadbury Limited (formerly, Cadbury plc) (“Cadbury”) are reported on the last day of the calendar month. In 2010, we changed the consolidation date for certain European biscuits operations, which are included within our Kraft Foods Europe segment, and certain operations in Asia Pacific and Latin America, which are included within our Kraft Foods Developing Markets segment. Previously, these operations primarily reported period-end results one month or two weeks prior to the end of the period. Now our Kraft Foods Europe segment primarily reports period-end results two weeks prior to the last Saturday of the period, and certain of our operations in Asia Pacific and Latin America report results through the last day of the period.

2010 compared with 2009

	nn2010nn	nn2010nn	nn2010nn	nn2010nn
	For the Years Ended December 31,
	2010	2009	$ change	% change
	(in millions, except per share data; 2009 revised)

Net revenues	$ 49,207	$38,754	$ 10,453	27.0%

Operating income	5,666	5,183	483	9.3%

Earnings from continuing operations	2,495	2,810	(315)	(11.2%)

Net earnings attributable to Kraft Foods	4,114	3,021	1,093	36.2%

Diluted earnings per share from continuing operations attributable to Kraft Foods	1.44	1.89	(0.45)	(23.8%)

Diluted earnings per share attributable to Kraft Foods	2.39	2.03	0.36	17.7%

Net Revenues - Net revenues increased $10,453 million (27.0%) to $49,207 million in 2010, and organic net revenues (1) increased $1,430 million (3.7%) to $40,075 million as follows.

Change in net revenues (by percentage point)
Higher net pricing	1.1pp
Favorable volume/mix	2.6pp

Total change in organic net revenues (1)	3.7%
Cadbury Acquisition	23.7pp
Unfavorable foreign currency	(0.1)pp
Impact of divestitures	(0.3)pp

Total change in net revenues	27.0%

(1) Please see the Non-GAAP Financial Measures section at the end of this Item.

The increase in net revenues was primarily driven by the Cadbury acquisition, which added $9,143 million in net revenues during the year. The increase was partially offset by the impact of divestitures and unfavorable foreign currency, due primarily to the impacts of the highly inflationary Venezuelan economy and the strength of the U.S. dollar against the euro, partially offset by the strength of the Canadian dollar, Brazilian real, Australian dollar and Russian ruble against the U.S. dollar. Additionally, increased organic net revenues were driven by favorable volume/mix and higher net pricing. Favorable volume/mix was driven by higher base business shipments across all reportable business segments, except U.S. Cheese and U.S. Grocery. Higher net pricing was reflected across all reportable business segments, except Kraft Foods Europe and U.S. Snacks, as we increased pricing to offset higher input costs.

Operating Income - Operating income increased $483 million (9.3%) to $5,666 million in 2010, due to the following:

	(percentageipoint)	(percentageipoint)
	Operating Income	Change
	(in millions)	(percentage point)

Operating Income for the Year Ended December 31, 2009 (as revised)	$5,183
Change in operating income
Higher input costs	(487)	(8.6)pp
Higher pricing	412	7.4pp
Favorable volume/mix	495	8.9pp
Increased operating income from the Cadbury acquisition	1,139	21.8pp
Higher acquisition-related costs associated with Cadbury	(233)	(4.3)pp
Integration Program costs	(646)	(12.5)pp
Higher net asset impairment and exit costs	(82)	(1.7)pp
Lower other selling, general and administrative expense	25	1.0pp
Change in unrealized losses on hedging activities	(136)	(2.4)pp
Unfavorable foreign currency	(8)	(0.1)pp
Other, net	4	(0.2)pp

Total change in operating income	483	9.3%

Operating Income for the Year Ended December 31, 2010	$5,666

Input cost increases outpaced pricing during the year. Higher raw material costs more than offset lower manufacturing costs and higher pricing was driven by the increased input costs we experienced during the year. The favorable volume/mix was driven primarily by strong contributions from Kraft Foods Developing Markets, Kraft Foods Europe, U.S. Beverages and U.S. Convenient Meals, partially offset by declines in U.S. Grocery, U.S. Cheese and U.S. Snacks. The Cadbury acquisition, net of Integration Program and higher acquisition-related costs, increased operating income by $260 million. Total selling, general and administrative expenses, as recorded in the condensed consolidated statement of earnings, increased $3,217 million from 2009, but excluding the impacts of divestitures, foreign currency and our Cadbury acquisition (including Integration Program and acquisition-related costs), decreased $25 million versus the prior year. We recognized gains of $67 million in unrealized hedging positions in 2010, versus gains of $203 million in 2009. During 2010, we reversed $37 million in Restructuring Program charges recorded in prior years, versus a reversal of $85 million in Restructuring Program charges recorded in prior years during 2009. We recorded asset impairment charges of $55 million in 2010 related to intangible assets in China and the Netherlands and on a biscuit plant and related property, plant and equipment in France, versus asset impairment charges of $21 million related to intangible assets in the Netherlands and to write off an investment in Norway that were recorded in 2009. In addition, unfavorable foreign currency decreased operating income by $8 million, due primarily to the impacts of the highly inflationary Venezuelan economy and the strength of the U.S. dollar against the euro, partially offset by the strength of the Canadian dollar, Brazilian real, Korean won and Australian dollar against the U.S. dollar.

As a result of these changes, operating income margin decreased from 13.4% in 2009 to 11.5% in 2010.

Net Earnings and Earnings per Share Attributable to Kraft Foods - Net earnings attributable to Kraft Foods of $4,114 million increased by $1,093 million (36.2%) in 2010. Diluted EPS from continuing operations attributable to Kraft Foods were $1.44 in 2010, down 23.8% from $1.89 in 2009. Diluted EPS attributable to Kraft Foods were $2.39 in 2010, up 17.7% from $2.03 in 2009, due to the following:

00000000
Diluted EPS
Diluted EPS Attributable to Kraft Foods for the Year Ended December 31, 2009 (as revised)	$2.03
Discontinued operations	0.14

Diluted EPS Attributable to Kraft Foods from Continuing Operations for the Year Ended December 31, 2009 (as revised)	1.89
Acquisition-related costs	0.04

Operating EPS (1) for the Year Ended December 31, 2009	1.93

Increases in operations	0.22
Increases in operations from the Cadbury acquisition	0.45
Change in unrealized gains on hedging activities	(0.06)
Higher net asset impairments and exit costs	(0.04)
Lower gains on divestitures	(0.04)
Change in foreign currency	-
Higher interest and other expense, net (2)	(0.25)
Changes in taxes (3)	0.05
Higher shares outstanding	(0.24)

Operating EPS (1) for the Year Ended December 31, 2010	2.02

Acquisition-related costs	(0.12)
Acquisition-related interest and other expense, net	(0.09)
Integration Program costs	(0.29)
U.S. health care legislation impact on deferred taxes	(0.08)

Diluted EPS Attributable to Kraft Foods from Continuing Operations for the Year Ended December 31, 2010	1.44
2010 gain on the divestiture of our Frozen Pizza business	0.92
Discontinued operations	0.03

Diluted EPS Attributable to Kraft Foods for the Year Ended December 31, 2010	$2.39

(1)	Please see the Non-GAAP Financial Measures section at the end of this Item.
(2)	Excludes impacts of acquisition-related interest and other expense, net.
(3)	Excludes the impacts of the 2010 U.S. health care legislation on deferred taxes and includes the impacts of the U.S. federal tax audit agreements in both 2010 and 2009.

2009 compared with 2008

	$38,754	$38,754	$38,754	$38,754
	For the Years Ended December 31,
	2009	2008	$ change	% change
	(in millions, except per share data; as revised)

Net revenues	$38,754	$40,492	$(1,738)	(4.3%	)

Operating income	5,183	3,576	1,607	44.9%

Earnings from continuing operations	2,810	1,678	1,132	67.5%

Net earnings attributable to Kraft Foods	3,021	2,884	137	4.8%

Diluted earnings per share from continuing operations attributable to Kraft Foods	1.89	1.10	0.79	71.8%

Diluted earnings per share attributable to Kraft Foods	2.03	1.90	0.13	6.8%

Net Revenues - Net revenues decreased $1,738 million (4.3%) to $38,754 million in 2009, and organic net revenues (1) increased $428 million (1.1%) to $40,565 million as follows.

	OperatingiIncome	OperatingiIncome
Change in net revenues (by percentage point)
Higher net pricing		2.0pp
Unfavorable volume/mix		(0.8)pp
2008 favorable resolution of a Brazilian value added tax claim		(0.1)pp

Total change in organic net revenues (1)		1.1%
Unfavorable foreign currency		(4.7)pp
Impact of divestitures		(0.7)pp

Total change in net revenues		(4.3)%

(1) Please see the Non-GAAP Financial Measures section at the end of this item.

The decrease in net revenues was primarily driven by unfavorable foreign currency of $1,884 million, due primarily to the strength of the U.S. dollar against the euro, Russian ruble, Ukrainian hryvnia, Canadian dollar, pound sterling, Brazilian real and Polish zloty. The impact of divestitures also had an unfavorable impact on net revenues. The decrease in net revenues was partially offset by higher organic net revenues. The increase in organic net revenues was primarily driven by higher net pricing, partially offset by a decrease in volume/mix and the absence of the 2008 favorable resolution of a Brazilian value added tax claim.

Operating Income - Operating income increased $1,607 million (44.9%) to $5,183 million in 2009, due to the following:

	Operatingnincome	Operatingnincome
	Operating Income	Change
	(in millions)	(percentage point)

Operating Income for the Year Ended December 31, 2008 (as revised)	$3,576
Change in operating income
Higher pricing	811	16.5pp
Favorable volume/mix	83	1.7pp
Lower input costs	23	0.1pp
Lower Restructuring Program costs	1,074	34.2pp
Change in unrealized gains on hedging activities	408	8.3pp
Lower losses on divestitures, net	86	3.7pp
Lower asset impairment charges	119	3.3pp
Lower charges from certain legal matters	22	1.6pp
2008 favorable resolution of Brazilian value added tax claim	(67)	(1.4)pp
Acquisition-related costs associated with Cadbury	(40)	(1.2)pp
Higher other selling, general and administrative expense	(569)	(11.9)pp
Unfavorable foreign currency	(325)	(9.2)pp
Other, net	(18)	(0.8)pp

Total change in operating income	1,607	44.9%

Operating Income for the Year Ended December 31, 2009 (as revised)	$5,183

Higher pricing reflected the carryover impact of 2008 pricing actions, as we recovered some of our cumulative cost increases from prior years. The favorable volume/mix was driven by strong contributions from Kraft Foods Developing Markets and U.S. Beverages. The decrease in input costs was driven by lower raw material costs, partially offset by higher manufacturing costs. During 2009, we reversed $85 million in Restructuring Program charges recorded in the prior year, versus the $989 million in Restructuring Program charges recognized in 2008. We recognized gains of $203 million on the change in unrealized hedging positions in 2009, versus losses of $205 million in 2008. We recorded $6 million of net losses on divestitures in 2009, versus $92 million of net losses on divestitures in 2008. We recorded asset impairment charges of $21 million related to intangible assets in the Netherlands and to write off an investment in Norway in 2009, versus asset impairment charges of $140 million related to certain international intangible assets, the divestiture of our Nordic and Baltic snacks operation, a juice operation in Brazil and a cheese plant in Australia that were recorded in 2008. We had $22 million of lower charges from certain legal matters. During 2009, we recorded an additional $50 million of charges for legal matters related to certain of our European operations. In 2008, we recorded $72 million in charges for legal matters related to certain of our U.S. and European operations, including U.S. coffee operations. Total selling, general and administrative expenses, as recorded in the consolidated statement of earnings, increased $171 million from 2008. Excluding the impacts of divestitures, foreign currency, charges for certain legal matters, acquisition-related costs associated with Cadbury and prior year Restructuring Program costs it increased $569 million over 2008, primarily due to further investments in our brands, including spending on Cost Savings Initiatives, and higher marketing support costs. In addition, unfavorable foreign currency decreased operating income by $325 million, due primarily to the strength of the U.S. dollar against the pound sterling, euro, Canadian dollar, Russian ruble, Ukrainian hryvnia, Korean won, Brazilian real, and Polish zloty.

As a result of these changes, operating income margin also increased from 8.8% in 2008 to 13.4% in 2009.

Net Earnings and Earnings per Share Attributable to Kraft Foods - Net earnings attributable to Kraft Foods of $3,021 million increased by $137 million (4.8%) in 2009. Diluted EPS from continuing operations attributable to Kraft Foods were $1.89 in 2009, up 71.8% from $1.10 in 2008. Diluted EPS attributable to Kraft Foods were $2.03 in 2009, up 6.8% from $1.90 in 2008, due to the following:

0000000000
Diluted EPS
Diluted EPS Attributable to Kraft Foods for the Year Ended December 31, 2008 (as revised)	$1.90
Discontinued operations	0.80

Diluted EPS Attributable to Kraft Foods from Continuing Operations for the Year Ended December 31, 2008 (as revised)	1.10
Acquisition-related costs	-

Operating EPS (1) for the Year Ended December 31, 2008	1.10

Increases in operations	0.13
Lower charges from certain legal matters	0.01
Lower Restructuring Program costs	0.49
Change in unrealized gains on hedging activities	0.18
Lower asset impairment charges	0.06
Lower losses on divestitures, net	0.08
2008 favorable resolution of Brazilian value added tax claim	(0.03)
Unfavorable foreign currency	(0.14)
Lower interest and other expense, net (2)	0.02
Changes in taxes (3)	(0.01)
Higher shares outstanding	0.04

Operating EPS (1) for the Year Ended December 31, 2009	1.93

Acquisition-related costs	(0.02)
Acquisition-related interest and other expense, net	(0.02)

Diluted EPS Attributable to Kraft Foods from Continuing Operations for the Year Ended December 31, 2009	1.89
Discontinued operations	0.14

Diluted EPS Attributable to Kraft Foods for the Year Ended December 31, 2009 (as revised)	$2.03

(1)    Please see the Non-GAAP Financial Measures section at the end of this Item.

(2)    Excludes impacts of acquisition-related interest and other expense, net.

(3)    Includes the impact of the 2009 U.S. federal tax audit agreement.

Results of Operations by Business Segment

We manage and report operating results through three geographic units, Kraft Foods North America, Kraft Foods Europe and Kraft Foods Developing Markets. We manage the operations of Kraft Foods North America and Kraft Foods Europe by product category, and we manage the operations of Kraft Foods Developing Markets by location. Our reportable segments are U.S. Beverages, U.S. Cheese, U.S. Convenient Meals, U.S. Grocery, U.S. Snacks,

Canada & N.A. Foodservice, Kraft Foods Europe and Kraft Foods Developing Markets. The results of operations from our Cadbury acquisition (including Integration Program and acquisition-related costs), are reflected within our U.S. Snacks, Canada & N.A. Foodservice, Kraft Foods Europe and Kraft Foods Developing Markets segments.

The following discussion compares our results of operations for each of our reportable segments for 2010 with 2009, and for 2009 with 2008.

	For the Years Ended December 31,
	2010	2009	2008
	(in millions; 2009 & 2008 revised)

Net revenues:
Kraft Foods North America:
U.S. Beverages	$3,212	$3,057	$3,001
U.S. Cheese	3,528	3,605	4,007
U.S. Convenient Meals	3,131	3,029	2,947
U.S. Grocery	3,398	3,453	3,389
U.S. Snacks	6,001	4,964	5,025
Canada & N.A. Foodservice	4,696	3,922	4,147
Kraft Foods Europe	11,628	8,768	9,728
Kraft Foods Developing Markets	13,613	7,956	8,248

Net revenues	$49,207	$38,754	$40,492

	For the Years Ended December 31,
	2010	2009	2008
	(in millions; 2009 & 2008 revised)

Operating income:
Kraft Foods North America:
U.S. Beverages	$564	$511	$381
U.S. Cheese	598	667	563
U.S. Convenient Meals	268	234	125
U.S. Grocery	1,164	1,146	1,009
U.S. Snacks	845	723	638
Canada & N.A. Foodservice	582	462	395
Kraft Foods Europe	1,115	785	182
Kraft Foods Developing Markets	1,577	936	815
Unrealized gains / (losses) on hedging activities	67	203	(205)
Certain U.S. pension plan costs	(179)	(165)	-
General corporate expenses	(724)	(293)	(304)
Amortization of intangibles	(211)	(26)	(23)

Operating income	$5,666	$5,183	$3,576

As discussed in Note 16, Segment Reporting, management uses segment operating income to evaluate segment performance and allocate resources. We believe it is appropriate to disclose this measure to help investors analyze segment performance and trends. Segment operating income excludes unrealized gains and losses on hedging activities (which are a component of cost of sales), certain components of our U.S. pension plan cost (which are a component of cost of sales and selling, general and administrative expenses), general corporate expenses (which are a component of selling, general and administrative expenses) and amortization of intangibles for all periods presented. We exclude the unrealized gains and losses on hedging activities from segment operating income in order to provide better transparency of our segment operating results. Once realized, the gains and losses on hedging activities are recorded within segment operating results. We exclude certain components of our U.S. pension plan cost from segment operating income because we centrally manage pension plan funding decisions and the determination of discount rate, expected rate of return on plan assets and other actuarial assumptions. Therefore, we allocate only the service cost component of our U.S. pension plan expense to segment operating income.

In 2010, the change in unrealized gains on hedging activities of $67 million primarily resulted from gains associated with commodity hedging activities. In 2009, the change in unrealized gains on hedging activities of $203 million primarily resulted from the 2008 unrealized losses on energy derivatives becoming realized in 2009 and therefore, included in segment operating income. In 2008, the change in unrealized losses on hedging activities of $205 million primarily related to energy derivatives, including heating oil (used primarily to hedge transportation costs) and natural gas contracts.

The 2010 increase in general corporate expenses was primarily due to acquisition-related transaction fees, Integration Program costs and the impact of Cadbury’s corporate charges. We incurred acquisition-related transaction fees of $218 million in 2010 and $40 million in 2009. We recorded these charges in operations as part of general corporate expenses. In 2009, general corporate expenses included $50 million of charges for legal matters related to certain of our European operations. In 2008 we recorded $72 million in charges for legal matters related to certain of our U.S. and European operations, including U.S. coffee operations and represented the primary reason general corporate expenses increased $101 million in 2008.

U.S. Beverages

	00000000	00000000	00000000	00000000
	For the Years Ended December 31,
	2010	2009	$ change	% change
	(in millions)

Net revenues	$3,212	$3,057	$155	5.1%
Segment operating income	564	511	53	10.4%

	For the Years Ended December 31,
	2009	2008	$ change	% change
	(in millions)

Net revenues	$3,057	$3,001	$56	1.9%
Segment operating income	511	381	130	34.1%

2010 compared with 2009:

Net revenues increased $155 million (5.1%), due to favorable volume/mix (4.5 pp) and higher net pricing (0.6 pp). The favorable volume/mix impact on net revenue was primarily driven by higher shipments in ready-to-drink beverages, reflecting volume gains in Kool-Aid and Capri Sun; coffee, reflecting volume gains in Maxwell House, Starbucks and Tassimo; and powdered beverages, reflecting volume gains in Tang.

Segment operating income increased $53 million (10.4%), due to favorable volume/mix, lower manufacturing costs, higher net pricing and lower other selling, general and administrative expenses, partially offset by higher raw material costs and higher marketing support costs.

2009 compared with 2008:

Net revenues increased $56 million (1.9%), due to favorable volume/mix (1.3 pp) and higher net pricing (0.6 pp). Favorable volume/mix was driven by higher shipments in ready-to-drink and powdered beverages. Ready-to-drink beverages grew from successful quality and marketing investments in Capri Sun, partially offset by the discontinuation of less profitable ready-to-drink product lines. Powdered beverages volume increased primarily due to strong gains in Kool-Aid and Tang. These favorable factors were partially offset by unfavorable mix driven by the higher ready-to-drink volume. In addition, coffee volume declined primarily driven by lower shipments of Gevalia, partially offset by higher shipments in Maxwell House, Starbucks and Tassimo. Higher net pricing was primarily related to ready-to-drink beverages, partially offset by lower input cost-driven pricing in coffee.

Segment operating income increased $130 million (34.1%), due primarily to lower costs due to the completion of the Restructuring Program, lower raw material costs, higher net pricing, favorable volume/mix (higher shipments, net of unfavorable product mix), lower manufacturing costs and lower other selling, general and administrative expenses, partially offset by higher marketing support costs.

U.S. Cheese

	00000000	00000000	00000000	00000000
	For the Years Ended December 31,
	2010	2009	$ change	% change
	(in millions)

Net revenues	$3,528	$3,605	$(77)	(2.1%	)
Segment operating income	598	667	(69)	(10.3%	)

	For the Years Ended December 31,
	2009	2008	$ change	% change
	(in millions)

Net revenues	$3,605	$4,007	$(402)	(10.0%	)
Segment operating income	667	563	104	18.5%

2010 compared with 2009:

Net revenues decreased $77 million (2.1%), due to unfavorable volume/mix (4.7 pp) and the impact of divestitures (0.4 pp), partially offset by higher net pricing (3.0 pp). Unfavorable volume/mix was driven by lower shipments across most cheese categories. Higher net pricing, across all cheese categories, was due to input cost-driven pricing, partially offset by increased promotional spending.

Segment operating income decreased $69 million (10.3%), due to higher raw material costs (primarily higher dairy costs), unfavorable volume/mix, higher marketing support costs and a loss on the divestiture of our Bagelfuls operations, partially offset by higher net pricing, lower manufacturing costs, lower other selling, general and administrative expenses and the impact of divestitures.

2009 compared with 2008:

Net revenues decreased $402 million (10.0%), due to lower net pricing (8.8 pp) and unfavorable volume/mix (1.2 pp). Lower net pricing was due to lower input cost-driven pricing combined with increases in promotional spending. Net revenues also declined due to lower shipments, primarily in cultured and natural cheese products.

Segment operating income increased $104 million (18.5%), due primarily to lower raw material costs (primarily lower dairy costs), lower manufacturing costs, lower costs due to the completion of the Restructuring Program and lower other selling, general and administrative expenses, partially offset by lower net pricing and higher marketing support costs.

U.S. Convenient Meals

	00000000	00000000	00000000	00000000
	For the Years Ended December 31,
	2010	2009	$ change	% change
	(in millions; 2009 revised)

Net revenues	$3,131	$3,029	$102	3.4%
Segment operating income	268	234	34	14.5%

	For the Years Ended December 31,
	2009	2008	$ change	% change
	(in millions; as revised)

Net revenues	$3,029	$2,947	$82	2.8%
Segment operating income	234	125	109	87.2%

2010 compared with 2009:

Net revenues increased $102 million (3.4%), due to favorable volume/mix (3.1 pp) and higher net pricing (0.3 pp). Favorable volume/mix was driven by higher shipments in hot dogs, Lunchables combination meals and cold cuts. Higher net pricing was driven by input-cost driven pricing, mostly offset by increased promotional spending.

Segment operating income increased $34 million (14.5%), due to lower other selling, general and administrative expenses, lower manufacturing costs, favorable volume/mix and higher net pricing, partially offset by higher raw material costs and higher marketing support costs.

2009 compared with 2008:

Net revenues increased $82 million (2.8%), due to higher net pricing (2.8 pp). Higher net pricing was driven by input cost-driven pricing, net of increased promotional spending. Volume/mix was flat as higher shipments in bacon, cold cuts and hot dogs were offset by the discontinuation of less profitable product lines.

Segment operating income increased $109 million (87.2%), due primarily to higher net pricing, lower costs due to the completion of the Restructuring Program and favorable volume/mix, partially offset by higher other selling, general and administrative expenses and higher marketing support costs.

U.S. Grocery

	00000000	00000000	00000000	00000000
	For the Years Ended December 31,
	2010	2009	$ change	% change
	(in millions)

Net revenues	$3,398	$3,453	$(55)	(1.6%	)
Segment operating income	1,164	1,146	18	1.6%

	For the Years Ended December 31,
	2009	2008	$ change	% change
	(in millions)

Net revenues	$3,453	$3,389	$64	1.9%
Segment operating income	1,146	1,009	137	13.6%

2010 compared with 2009:

Net revenues decreased $55 million (1.6%), due to unfavorable volume/mix (3.3 pp), partially offset by higher net pricing (1.7 pp). Unfavorable volume/mix was due primarily to lower shipments across most key categories, including pourable dressings, ready-to-eat desserts, spoonable dressings and dry packaged desserts. Higher net pricing, across key categories, was primarily related to Kraft macaroni and cheese dinners, pourable dressings, ready-to-eat desserts and dry packaged desserts.

Segment operating income increased $18 million (1.6%), due primarily to higher net pricing, lower manufacturing costs and lower other selling, general and administrative expenses, partially offset by unfavorable volume/mix and higher marketing support costs.

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

Segment operating income increased $137 million (13.6%), due primarily to higher net pricing, lower costs due to the completion of the Restructuring Program and lower manufacturing costs, partially offset by higher marketing support costs, unfavorable volume/mix (lower shipments, net of improved product mix) and higher other selling, general and administrative expenses.

U.S. Snacks

	00000000	00000000	00000000	00000000
	For the Years Ended December 31,
	2010	2009	$ change	% change
	(in millions)

Net revenues	$6,001	$4,964	$1,037	20.9%
Segment operating income	845	723	122	16.9%

	For the Years Ended December 31,
	2009	2008	$ change	% change
	(in millions)

Net revenues	$4,964	$5,025	$(61)	(1.2%	)
Segment operating income	723	638	85	13.3%

2010 compared with 2009:

Net revenues increased $1,037 million (20.9%), due to our Cadbury acquisition (21.7 pp) and favorable volume/mix (0.5 pp), partially offset by the impact of divestitures (1.1 pp) and lower net pricing (0.2 pp). Biscuits net revenues decreased, driven by unfavorable volume/mix, partially offset by higher net pricing. Biscuits unfavorable volume/mix was due primarily to lower shipments in crackers (primarily Wheat Thins, Cheese Nips, Premium and Honey Maid) and cookies (primarily Newtons and Nutter Butter). Snack nuts net revenues increased, due to favorable volume/mix, driven by higher shipments.

Segment operating income increased $122 million (16.9%), due primarily to our Cadbury acquisition (including Integration Program and acquisition-related costs), the favorable resolution of a settlement relating to the 2009 pistachio product recall, lower manufacturing costs and lower other selling, general and administrative expenses. These favorable variances were partially offset by higher raw material costs, higher marketing support costs, unfavorable volume/mix, the 2009 gain on the divestiture of our Balance bar operations in the U.S., the impact of divestitures and lower net pricing.

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

Segment operating income increased $85 million (13.3%), due primarily to lower costs due to the completion of the Restructuring Program, lower marketing support costs, lower manufacturing costs, higher net pricing, the gain on the divestiture of our Balance bar operations in the U.S. and lower other selling, general and administrative expenses. These favorable factors were partially offset by higher raw material costs and unfavorable volume/mix (unfavorable product mix and lower shipments, including the recall of certain products containing pistachios).

Canada & N.A. Foodservice

	00000000	00000000	00000000	00000000
	For the Years Ended December 31,
	2010	2009	$ change	% change
	(in millions; 2009 revised)

Net revenues	$4,696	$3,922	$774	19.7%
Segment operating income	582	462	120	26.0%

	For the Years Ended December 31,
	2009	2008	$ change	% change
	(in millions; as revised)

Net revenues	$3,922	$4,147	$(225)	(5.4%	)
Segment operating income	462	395	67	17.0%

2010 compared with 2009:

Net revenues increased $774 million (19.7%), due to our Cadbury acquisition (11.1 pp), the significant impact of favorable foreign currency (6.4 pp) and higher net pricing (1.5 pp) and favorable volume/mix (0.8 pp). In Canada, net revenues increased, driven by our Cadbury acquisition, favorable foreign currency, higher net pricing and favorable volume/mix, driven by higher shipments in its grocery, cheese and convenient meals retail businesses. In N.A. Foodservice, net revenues increased, driven by higher net pricing and favorable foreign currency, partially offset by unfavorable volume/mix (unfavorable product mix, net of higher shipments).

Segment operating income increased $120 million (26.0%), due primarily to our Cadbury acquisition(including Integration Program and acquisition-related costs), higher net pricing, favorable foreign currency, lower manufacturing costs, favorable volume/mix and lower marketing support costs, partially offset by higher raw material costs and higher other selling, general and administrative expenses.

2009 compared with 2008:

Net revenues decreased $225 million (5.4%), due to the significant impact of unfavorable foreign currency (4.5 pp) and unfavorable volume/mix (1.0 pp), partially offset by higher net pricing (0.1 pp). In Canada, net revenues increased, driven by volume gains across most retail businesses and higher net pricing, partially offset by unfavorable foreign currency. In N.A. Foodservice, net revenues decreased, driven by lower volume, due to industry-wide declines in restaurant traffic and the discontinuation of less profitable product lines, lower input cost-driven pricing and unfavorable foreign currency.

Segment operating income increased $67 million (17.0%), due primarily to lower costs due to the completion of the Restructuring Program, lower raw material costs and higher net pricing, partially offset by unfavorable foreign currency, higher manufacturing costs, unfavorable volume/mix and higher marketing support costs.

Kraft Foods Europe

	00000000	00000000	00000000	00000000
	For the Years Ended December 31,
	2010	2009	$ change	% change
	(in millions)

Net revenues	$11,628	$8,768	$2,860	32.6%
Segment operating income	1,115	785	330	42.0%

	For the Years Ended December 31,
	2009	2008	$ change	% change
	(in millions)

Net revenues	$8,768	$9,728	$(960)	(9.9%)
Segment operating income	785	182	603	100+%

2010 compared with 2009:

Net revenues increased $2,860 million (32.6%), due to our Cadbury acquisition (33.0 pp) and favorable volume/mix (3.9 pp; including approximately 0.6 pp from the favorable impact of an accounting calendar change for certain European biscuits operations), partially offset by the impact of unfavorable foreign currency (3.1 pp), lower net pricing (1.0 pp), and the impact of divestitures (0.2 pp). Volume/mix gains in biscuits, chocolate, cheese and coffee, due primarily to higher shipments, drove net revenues higher. Lower net pricing was reflected across all categories, except coffee. Unfavorable foreign currency primarily reflected the strength of the U.S. dollar against the euro, partially offset by the strength of the Swedish krona, Swiss franc, and Norwegian krone versus the U.S. dollar.

Segment operating income increased $330 million (42.0%), due primarily to favorable volume/mix, lower manufacturing costs, lower other selling, general and administrative expenses, our Cadbury acquisition (including Integration Program and acquisition-related costs), the 2009 asset impairment charges related to certain intangible assets in the Netherlands and to write-off an investment in Norway, the 2009 loss on the divestiture of a plant in Spain and lower marketing support costs. These favorable variances were partially offset by higher raw material costs, lower net pricing, lower reversal of prior years’ Restructuring Program costs, asset impairment charges related to intangible assets in the Netherlands and on a biscuit plant and related property, plant and equipment in France, and unfavorable foreign currency. The accounting calendar change for certain European biscuits operations had an insignificant impact on operating income.

2009 compared with 2008:

Net revenues decreased $960 million (9.9%), due to the significant impact of unfavorable foreign currency (6.7 pp), unfavorable volume/mix (2.8 pp) and the impact of divestitures (2.2 pp), partially offset by higher net pricing (1.8 pp). Unfavorable foreign currency primarily reflected the strength of the U.S. dollar versus the euro and pound sterling. In addition, volume declines in coffee, biscuits, chocolate and cheese and the discontinuation of less profitable product lines drove net revenues lower. These unfavorable revenue drivers were partially offset by higher net pricing, primarily in chocolate, coffee and biscuits.

Segment operating income increased $603 million (100+%), due primarily to lower costs due to the completion of the Restructuring Program (including the reversal of prior year costs), higher net pricing, the 2008 net loss on the divestitures of several operations in Spain, 2008 asset impairment charges related to certain international intangible assets and the divestiture of our Nordic and Baltic snacks operation, lower manufacturing costs and lower raw material costs. These favorable variances were partially offset by unfavorable foreign currency, higher marketing support costs, higher non-recurring costs associated with the Kraft Foods Europe Reorganization, higher other selling, general and administrative expenses (primarily spending on Cost Savings Initiatives), asset impairment charges related to certain intangible assets in the Netherlands and to write off an investment in Norway, the net loss on the divestiture of a plant in Spain, unfavorable volume/mix (lower shipments, net of improved product mix) and the impact of divestitures.

Kraft Foods Europe Reorganization - The reorganization of our European operations to function on a pan-European centralized category management and value chain model was completed in 2009 for our chocolate, coffee and cheese categories. The integration of our European biscuits business was principally completed in the second quarter of 2010. Our subsidiary, Kraft Foods Europe GmbH, acts as the European Principal Company (“EPC”). The EPC manages our European categories centrally and makes decisions for all aspects of the value chain, except for sales and distribution. Our European subsidiaries will execute sales and distribution locally, and the local production companies act as toll manufacturers on behalf of the EPC. As part of the reorganization, we incurred $21 million of severance costs and $69 million of other project costs during 2010; $32 million of severance costs and $81 million of other project costs during 2009; and we incurred $16 million of restructuring costs, $39 million of implementation costs and $11 million of other non-recurring costs during 2008. In 2010 and 2009, these charges were recorded within cost of sales and selling, general and administrative expenses The 2008 restructuring and implementation costs were included in the total Restructuring Program charges, and the other non-recurring costs were recorded as selling, general and administrative expenses. Management believes the disclosure of other project costs and other non-recurring costs provides readers of our financial statements greater transparency to the total costs of our Kraft Foods Europe Reorganization.

Kraft Foods Developing Markets

	00000000	00000000	00000000	00000000
	For the Years Ended December 31,
	2010	2009	$ change	% change
	(in millions)

Net revenues	$13,613	$7,956	$5,657	71.1%
Segment operating income	1,577	936	641	68.5%

	For the Years Ended December 31,
	2009	2008	$ change	% change
	(in millions)

Net revenues	$7,956	$8,248	$(292)	(3.5%)
Segment operating income	936	815	121	14.8%

2010 compared with 2009:

Net revenues increased $5,657 million (71.1%), due to our Cadbury acquisition (59.8 pp), favorable volume/mix (8.5 pp; including approximately 1.9 pp from the favorable impact of an accounting calendar change for Asia Pacific and certain operations in Latin America), and higher net pricing (3.3 pp), partially offset by the impact of divestitures (0.3 pp) and the impact of unfavorable foreign currency (0.2 pp). In Central and Eastern Europe, Middle East and Africa, net revenues increased, driven by our Cadbury acquisition, favorable volume/mix across most of the region and favorable foreign currency. In Latin America, net revenues increased, driven by our Cadbury acquisition, higher net pricing across most of the region and favorable volume/mix, primarily in Brazil, Argentina, Central America and Mexico, partially offset by unfavorable foreign currency and the impact of divestitures. In Asia Pacific, net revenues increased, due primarily to our Cadbury acquisition, favorable volume/mix driven by higher shipments across the region, primarily in China, Indonesia and Australia/New Zealand, and favorable foreign currency.

Segment operating income increased $641 million (68.5%), due to our Cadbury acquisition (including Integration Program and acquisition-related costs), favorable volume/mix, higher net pricing and lower other selling, general and administrative expenses. These favorable variances were partially offset by higher marketing support costs, higher manufacturing costs, higher raw material costs, asset impairment charges related to intangible assets in China and unfavorable foreign currency. The accounting calendar change for Asia Pacific and certain operations in Latin America had an insignificant impact on operating income.

2009 compared with 2008:

Net revenues decreased $292 million (3.5%), due to the significant impact of unfavorable foreign currency (12.9 pp), the absence of the 2008 favorable resolution of a Brazilian value added tax claim (0.8 pp) and the impact of divestitures (0.5 pp), partially offset by higher net pricing (8.9 pp) and favorable volume/mix (1.8 pp). In Central and

Eastern Europe, Middle East and Africa, net revenues decreased, driven primarily by unfavorable foreign currency, partially offset by higher net pricing across most of the region and favorable volume/mix (improved product mix, net of lower shipments). In Latin America, net revenues increased, primarily driven by higher net pricing across the region and favorable volume/mix (improved product mix, net of lower shipments), partially offset by unfavorable foreign currency and the absence of the 2008 favorable resolution of a Brazilian value added tax claim. In Asia Pacific, net revenues increased, due to higher net pricing across most of the region and favorable volume/mix (improved product mix, net of lower shipments), primarily in China, partially offset by unfavorable foreign currency.

Segment operating income increased $121 million (14.8%), due primarily to higher net pricing, favorable volume/mix (improved product mix, net of lower shipments), lower costs due to the completion of the Restructuring Program (including the reversal of prior year costs) and 2008 asset impairment charges related to certain international intangible assets, a juice operation in Brazil and a cheese plant in Australia. These favorable variances were partially offset by higher raw material costs, higher manufacturing costs, unfavorable foreign currency, higher other selling, general and administrative expenses, higher marketing support costs and the absence of the 2008 favorable resolution of a Brazilian value added tax claim.

Venezuela - In the fourth quarter of 2009, the Venezuelan economy was classified as highly inflationary under accounting principles generally accepted in the United States of America (“U.S. GAAP”). Effective January 1, 2010, we began accounting for our Venezuelan subsidiaries under highly inflationary accounting rules, which principally means all transactions are recorded in U.S. dollars. On January 8, 2010, the Venezuelan government devalued its currency and established a preferential exchange rate for imports of food, medicine and other essential items. Accordingly, we were required to revalue our net assets in Venezuela. In July 2010, the Venezuelan government eliminated the secondary (or parallel) market exchange rate and replaced it with the government-regulated Transaction System for Foreign Currency Denominate Securities (“SITME”) rate. Accordingly, we were required to revalue those of our net assets in Venezuela that we maintained at the parallel rate. Then on December 30, 2010, the Venezuelan government eliminated the preferential exchange rate. Although the elimination of the preferential exchange rate did not immediately cause us to revalue our net assets in Venezuela, it will have further impacts to our operating results in future periods. Venezuela now has two exchange rates: the official rate and the SITME rate. We used both the official rate and the SITME rate to translate our Venezuelan operations into U.S. dollars, based on the nature of the operations of each individual subsidiary.

During 2010, we recorded approximately $115 million of unfavorable foreign currency impacts relating to highly inflationary accounting in Venezuela. This included a one-time impact to translate cash of $34 million that we previously carried at the secondary rate. Upon the change to highly inflationary accounting in January 2010, we were required to translate those U.S. dollars on hand using the official rate. Based on the current economic structure in Venezuela, we expect our 2011 operating results will be negatively impacted by approximately another $25 to $50 million as a result of the change to highly inflationary accounting and the devaluation of the Venezuelan bolivar.

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

Principles of Consolidation:

The consolidated financial statements include Kraft Foods, as well as our wholly owned and majority owned subsidiaries. Our domestic operating subsidiaries report results as of the last Saturday of the year, and our international operating subsidiaries generally report results two weeks prior to the last Saturday of the year. The results of operations of the newly acquired Cadbury are reported on the last day of the calendar month.

In 2010, we changed the consolidation date for certain European biscuits operations, which are included within our Kraft Foods Europe segment, and certain operations in Asia Pacific and Latin America, which are included within our Kraft Foods Developing Markets segment. Previously, these operations primarily reported period-end results one month or two weeks prior to the end of the period. Now our Kraft Foods Europe segment primarily reports period-end results two weeks prior to the last Saturday of the period, and certain of our operations in Asia Pacific and Latin America report results through the last day of the period. We believe the change is preferable and will improve financial reporting by better matching the close dates of the operating subsidiaries within our Kraft Foods Europe segment and those operations with Asia Pacific and Latin America with our consolidated reporting. This change resulted in a favorable impact to net revenues of approximately $200 million and an insignificant impact on operating income and net income in 2010. As the impacts to prior period results were not material to our financial results, we have not revised the prior period results for this change. Our domestic operating subsidiaries will continue to report period-end results as of the Saturday closest to the end of each period, and our international operating subsidiaries will continue to report period-end results two weeks prior to the Saturday closest to the end of each period.

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

Inventories:

Inventories are stated at the lower of cost or market. We value all our inventories using the average cost method. We also record inventory allowances for overstocked and obsolete inventories due to ingredient and packaging changes.

Long-Lived Assets:

We review long-lived assets, including amortizable intangible assets, for impairment when conditions exist that indicate the carrying amount of the assets may not be fully recoverable. We perform undiscounted operating cash flow analyses to determine if an impairment exists. When testing for impairment of assets held for use, we group assets and liabilities at the lowest level for which cash flows are separately identifiable. If an impairment is determined to exist, the loss is calculated based on estimated fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal.

Goodwill and Intangible Assets:

We test goodwill and non-amortizable intangible assets at least annually for impairment. We have recognized goodwill in our reporting units, which are generally one level below our operating segments. We use a two step process to test goodwill at the reporting unit level. The first step involves a comparison of the estimated fair value of each reporting unit with its carrying value. Fair value is estimated using discounted cash flows of the reporting unit based on planned growth rates, and estimates of discount rates and residual values. If the carrying value exceeds the fair value, we must proceed with the second step of the process. The second step measures the difference between the carrying value and implied fair value of goodwill. To test non-amortizable intangible assets for impairment, we compare the fair value of the intangible asset with its carrying value. Fair value of non-amortizable intangible assets is determined using our planned growth rates, and estimates of discount rates and royalty rates. If the carrying value exceeds fair value, the intangible asset is considered impaired and is reduced to fair value. Definite-lived intangible assets are amortized over their estimated useful lives.

We perform our annual impairment review of goodwill and non-amortizable intangible assets as of October 1 each year. The basis of our valuation methodology for estimating the fair value of our 21 reporting units is a 20-year projection of discounted cash flows that is based on our annual strategic planning process. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans, industry and economic conditions. For reporting units within our Kraft Foods North America and Kraft Foods Europe geographic units, we used a market-participant, weighted-average cost of capital of 7.5% to discount the projected cash flows of those operations. For reporting units within our Kraft Foods Developing Markets geographic unit, we used a risk-rated discount rate of 10.5%.

In 2010, we recorded aggregate asset impairment charges of $55 million, or $0.02 per diluted share. During our 2010 review of goodwill and non-amortizable intangible assets, we recorded a $13 million charge for the impairment of intangible assets in the Netherlands and a $30 million charge for the impairment of intangible assets in China. During the fourth quarter of 2010, we also recorded an asset impairment of $12 million on a biscuit plant and related property, plant and equipment in France. We recorded the aggregate asset impairment charges within asset impairment and exit costs. During our 2010 impairment review, we also noted that the following five reporting units were the most sensitive to near-term changes in our discounted cash flow assumptions:

	Octoberi1,2010	Octoberi1,2010
	Percentage of Excess Fair Value over Carrying Value	October 1, 2010 Carrying Value of Goodwill
		(in millions)

U.S. Confections	17%	$2,177
U.S. Grain Snacks	10%	5,778
U.S. Salty Snacks	12%	1,170
Central and Eastern Europe, Middle East and Africa	8%	3,390
Asia Pacific	18%	2,517

Each of our reporting units passed the first step of our 2010 annual impairment review with an estimated fair value greater than 105% of its carrying value. Looking past 2010, there are uncertainties within the five identified reporting units that could potentially require further analysis in the future in order for us to determine if a goodwill impairment exists within any of the individual reporting units. Significant uncertainties are:

•

Across Kraft Foods North America, and specifically within our U.S. Grain Snacks reporting unit, we experienced significant input cost inflation over the past year. In 2010 the contribution from pricing trailed input cost inflation. Consequently, in 2011 we have announced price increases on selective portions of the portfolio, while also implementing sizing changes on other portions of the portfolio. If input costs continue to rise, as we expect, additional price increases will be required. We expect to take needed pricing actions in the midst of persistent consumer weakness; however, if we are unable to, it would decrease profitability and adversely affect the estimated fair value of our U.S. Grain Snacks reporting unit.

•

Our U.S. Salty Snacks business grew in 2010, after experiencing two years of volume declines. Revenues and operating income grew more substantially as we increased pricing and implemented cost saving measures. Further volume, revenue or operating income declines would adversely affect the estimated fair value of U.S. Salty Snacks reporting unit. However, as noted, we also experienced significant input cost inflation over the past year within our U.S. Salty Snacks business. If input costs continue to rise, as we expect, additional price increases will be required. We expect to take needed pricing actions in the midst of persistent consumer weakness; however, if we are unable to, it would decrease profitability and adversely affect the estimated fair value of our U.S. Salty Snacks reporting unit.

•

Our U.S. Confections, Asia Pacific and Central and Eastern Europe, Middle East and Africa businesses compose a significant portion of our 2010 Cadbury acquisition. As our Cadbury acquisition was only eight months prior to our annual review of goodwill on October 1, 2010, we did not expect a significant amount of excess estimated fair value over book value to be realized in such a short period. We expect to integrate our combined businesses in these reporting units over the next two years; however, if we are unable to, it would adversely affect the estimated fair values of these reporting units.

As part of the 2009 annual review of goodwill and non-amortizable intangible assets, we recorded a $12 million charge for the impairment of intangible assets in the Netherlands. In addition, during 2009 we recorded a $9 million asset impairment charge to write off an investment in Norway. We recorded the aggregate charges within asset impairment and exit costs.

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

Selling, general and administrative expenses:

Marketing Costs - We promote our products with advertising, consumer incentives and trade promotions. These programs include, but are not limited to, discounts, coupons, rebates, in-store display incentives and volume-based incentives. We expense advertising costs either in the period the advertising first takes place or as incurred. Consumer incentive and trade promotion activities are recorded as a reduction to revenues based on amounts estimated as being due to customers and consumers at the end of a period. We base these estimates principally on historical utilization and redemption rates. For interim reporting purposes, advertising and consumer incentive expenses are charged to operations as a percentage of volume, based on estimated volume and related expense for the full year. We do not defer costs on our year-end consolidated balance sheet and all marketing costs are recorded as an expense in the year incurred.

Environmental Costs:

We are subject to laws and regulations relating to the protection of the environment. We accrue for environmental remediation obligations on an undiscounted basis when amounts are probable and can be reasonably estimated. The accruals are adjusted as new information develops or circumstances change. Recoveries of environmental remediation costs from third parties are recorded as assets when recovery of those costs is deemed probable. At December 31, 2010, our subsidiaries were involved in 74 active actions in the U.S. under Superfund legislation (and other similar actions and legislation) related to current operations and certain former or divested operations for which we retain liability.

Outside the U.S., we are subject to applicable multi-national, national and local environmental laws and regulations in the countries in which we do business. Outside the U.S., we have specific programs across our business units designed to meet applicable environmental compliance requirements.

As of December 31, 2010, we had accrued an insignificant amount for environmental remediation. Based on information currently available, we believe that the ultimate resolution of existing environmental remediation actions and our compliance in general with environmental laws and regulations will not have a material effect on our financial results. However, we cannot quantify with certainty the potential impact of future compliance efforts and environmental remediation actions.

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

We recorded the following amounts in earnings for these employee benefit plans during the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
		(in millions)
U.S. pension plan cost	$322	$313	$160
Non-U.S. pension plan cost	209	77	82
Postretirement health care cost	234	221	254
Postemployment benefit plan cost	17	18	11
Employee savings plan cost	104	94	93
Multiemployer pension plan contributions	30	29	27
Multiemployer medical plan contributions	35	35	33

Net expense for employee benefit plans	$951	$787	$660

The 2010 net expense for employee benefit plans of $951 million increased by $164 million over the 2009 amount. The cost increase primarily related to higher pension plan costs, including costs associated with the Cadbury acquisition and higher amortization of the net loss from experience differences. The 2009 net expense for employee benefit plans of $787 million increased by $127 million over the 2008 amount. The cost increase primarily related to higher pension plan costs, including higher amortization of the net loss from experience differences and settlement losses for the U.S. pension plans.

In 2010, we contributed $85 million to our U.S. pension plans and $303 million to our non-U.S. pension plans. In addition, employees contributed $23 million to our non-U.S. plans. Based on current tax law, we plan to make contributions of approximately $540 million to our U.S. plans and approximately $400 million to our non-U.S. plans in 2011. Of our total 2011 pension contributions, approximately $510 million will be voluntary. Our actual contributions may differ from our planned contributions due to many factors, including changes in tax and other benefit laws, or significant differences between expected and actual pension asset performance or interest rates. For our U.S. qualified pension plans, we are currently only required to make a nominal cash contribution to our U.S. pension plans under the Pension Protection Act of 2006 in 2011.

We expect our 2011 net expense for employee benefit plans to remain flat, primarily due to a weighted-average decrease of 40 basis points in our U.S. discount rate assumption partially offset by lower forecasted non-U.S. pension plan costs due to plan assumption changes.

We are freezing our U.S. pension plans for current salaried and non-union hourly employees effective December 31, 2019. Pension accruals for all salaried and non-union employees who are currently earning pension benefits will end on December 31, 2019, and continuing pay and service will be used to calculate the pension benefits through December 31, 2019. Our projected benefit obligation decreased $168 million in 2009, and we incurred a $5 million curtailment charge in 2009 related to the freeze. Beginning in 2010, our annual U.S. pension plan costs decreased by approximately $40 million as a result of this change. Additionally, for salaried and non-union hourly employees hired in the U.S. after January 1, 2009, we discontinued benefits under our U.S. pension plans, and we replaced them with an enhanced company contribution to our employee savings plan. This did not have a significant impact on our 2010 or 2009 pension plan cost.

Our 2011 health care cost trend rate assumption increased to 7.50% from 7.00% for our U.S. postretirement plans and decreased to 8.83% from 9.00% for our non-U.S. postretirement plans. We established these rates based upon our most recent experience as well as our expectation for health care trend rates going forward. We anticipate that our health care cost trend rate assumption will be 5.00% for U.S. plans by 2016 and 6.00% for non-U.S. plans by 2017. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects as of December 31, 2010:

	(10.4)	(10.4)
	One-Percentage-Point
	Increase	Decrease

Effect on total of service and interest cost	12.7%	(10.4%	)
Effect on postretirement benefit obligation	10.5%	(8.8%	)

Our 2011 discount rate assumption decreased to 5.30% from 5.70% for our U.S. postretirement plans and decreased to 5.02% from 5.25% for our non-U.S. postretirement plans. Our 2011 discount rate decreased to 5.53% from 5.93% for our U.S. pension plans. We model these discount rates using a portfolio of high quality, fixed-income debt instruments with durations that match the expected future cash flows of the benefit obligations. Our 2011 discount rate assumption for our non-U.S. pension plans decreased to 5.11% from 5.21%. We developed the discount rates for our non-U.S. plans from local bond indices that match local benefit obligations as closely as possible. Changes in our discount rates were primarily the result of changes in bond yields year-over-year.

Our 2011 expected rate of return on plan assets decreased to 7.95% from 8.00% for our U.S. pension plans. We determine our expected rate of return on plan assets from the plan assets’ historical long-term investment performance, current asset allocation and estimates of future long-term returns by asset class. We attempt to maintain our target asset allocation by rebalancing between asset classes as we make contributions and monthly benefit payments.

While we do not anticipate further changes in the 2011 assumptions for our U.S. and non-U.S. pension and postretirement health care plans, as a sensitivity measure, a fifty-basis point change in our discount rate or a fifty-basis point change in the expected rate of return on plan assets would have the following effects, increase / (decrease) in cost, as of December 31, 2010:

	00000000	00000000	00000000	00000000
	U.S. Plans		Non-U.S. Plans
	Fifty-Basis-Point		Fifty-Basis-Point
	Increase	Decrease	Increase	Decrease
	(in millions)
Effect of change in discount rate on pension costs	$(64)	$66	$(38)	$36
Effect of change in expected rate of return on plan assets on pension costs	(31)	31	(38)	38
Effect of change in discount rate on postretirement health care costs	(12)	12	(1)	1

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

We record derivative financial instruments at fair value in our consolidated balance sheets as either current assets or current liabilities. Changes in the fair value of a derivative that is highly effective and designated as a cash flow hedge, to the extent that the hedge is effective, are recorded each period in accumulated other comprehensive earnings / (losses). Gains and losses on derivative instruments reported in accumulated other comprehensive earnings / (losses) are reclassified to the consolidated statement of earnings in the periods in which operating results are affected by the hedged item. Changes in the fair value of a derivative that is highly effective and designated as a fair value hedge, along with the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, are recorded in current period earnings. Cash flows from hedging instruments are classified in the same manner as the affected hedged item in the consolidated statements of cash flows.

We also have numerous investments in our foreign subsidiaries. The net assets of these subsidiaries are exposed to volatility in foreign currency exchange rates. We use foreign-currency-denominated debt to hedge a portion of our net investment in foreign operations against adverse movements in exchange rates. We designated our euro and pound sterling denominated borrowings as a net investment hedge of a portion of our overall European operations. The gains and losses on our net investment in these designated European operations are economically offset by losses and gains on our euro and pound sterling denominated borrowings. The change in the debt’s fair value is recorded in the currency translation adjustment component of accumulated other comprehensive earnings / (losses).

Income Taxes:

We recognize tax benefits in our financial statements when our uncertain tax positions are more likely than not to be sustained upon audit. The amount we recognize is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

We recognize deferred tax assets for deductible temporary differences, operating loss carryforwards and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

Commodity Trends

We purchase large quantities of commodities, including dairy, coffee, cocoa, wheat, corn products, soybean and vegetable oils, nuts, meat products, and sugar and other sweeteners. In addition, we use significant quantities of plastic, glass and cardboard to package our products, and natural gas for our factories and warehouses. We continuously monitor worldwide supply and cost trends of these commodities so we can act quickly to obtain ingredients and packaging needed for production.

Significant cost items in chocolate confectionery products are cocoa and sugar. We purchase cocoa and sugar on world markets, and the prices are affected by the quality and availability of supply and changes in the value of the pound sterling and the U.S. dollar relative to certain other currencies. Cocoa bean, cocoa butter and sugar costs on average were higher in 2010 than in 2009. We purchase our dairy raw material requirements, including milk and cheese, from independent third parties such as agricultural cooperatives and independent processors. The prices for milk and other dairy products are substantially influenced by market supply and demand, as well as by government programs. Dairy commodity costs on average were higher in 2010 than in 2009. The most significant cost item in coffee products is green coffee beans, which are purchased on world markets. Green coffee bean prices are affected by the quality and availability of supply, changes in the value of the U.S. dollar in relation to certain other currencies and consumer demand for coffee products. Green coffee bean costs on average were higher in 2010 than in 2009. Significant cost items in our biscuit and grocery products are grains (wheat, corn and soybean oil). Grain costs have experienced significant volatility as a result of burgeoning global demand for food, livestock feed and biofuels such as ethanol and biodiesel. Grain costs on average decreased from 2009 to 2010.

During 2010, our aggregate commodity costs increased primarily as a result of higher cocoa, sugar, dairy, coffee and meat costs, partially offset by lower grain costs. For 2010, our commodity costs were approximately $1.0 billion higher than 2009, following a decrease of approximately $150 million in 2009 compared to 2008. Overall, we expect commodity costs to continue to be volatile and to further increase in 2011.

Liquidity

We believe that our cash from operations, our existing $4.5 billion revolving credit facility (which supports our commercial paper program) and our authorized long-term financing will provide sufficient liquidity to meet our working capital needs, planned capital expenditures, future contractual obligations and payment of our anticipated quarterly dividends. We continue to utilize our commercial paper program and primarily uncommitted international credit lines for regular funding requirements. We also use short-term intercompany loans from foreign subsidiaries to improve financial flexibility. Overall, we do not expect any negative effects to our funding sources that would have a material effect on our liquidity.

Net Cash Provided by Operating Activities:

Operating activities provided net cash of $3.7 billion in 2010, $5.1 billion in 2009, and $4.1 billion in 2008. The decrease in operating cash flows in 2010 primarily related to estimated tax payments on the Frozen Pizza divestiture, increased inventory levels and the unfavorable impact of acquisition-related financing fees, partially offset by increased earnings.

The increase in operating cash flows in 2009 primarily related to working capital improvements over the prior year. The capital improvements were primarily due to improved inventory positions, partially offset by higher interest payments, principally due to the first annual payment on our euro notes. Additionally, higher earnings also attributed to an increase in operating cash flows. The increase in operating cash flows was partially offset by higher pension contributions, driven by total voluntary contributions of $400 million that we made to our U.S. pension plans in May and December 2009.

We anticipate making U.S. pension contributions of approximately $540 million in 2011 and non-U.S. pension contributions of approximately $400 million in 2011. We expect to fund these contributions from operations.

Net Cash Used in Investing Activities:

Net cash used in investing activities was $7.5 billion in 2010, $1.2 billion in 2009, and $1.3 billion in 2008. The increase in cash used in investing activities in 2010 primarily related to the Cadbury acquisition, partially offset by higher proceeds from divestitures. The decrease in cash used in investing activities in 2009 primarily related to a $99 million payment made to Groupe Danone S.A. in 2008 to refund excess cash received in the acquisition of LU Biscuit and lower capital expenditures, partially offset by lower proceeds from divestitures.

During 2010, we paid $9.8 billion in net cash for the Cadbury acquisition, and we received $3.7 billion in proceeds from the sale of the Frozen Pizza business and $0.3 billion in proceeds from the divestitures in Poland and Romania. During 2009, we divested our Balance bar operations in the U.S., a juice operation in Brazil and a plant in Spain and received $41 million in net proceeds. During 2008, we received $153 million in net proceeds on divestitures, primarily related to a Nordic and Baltic snacks operation and four operations in Spain, and we disbursed $56 million for transaction fees related to the split-off of the Post cereals business. Additionally, we paid Groupe Danone S.A. the aforementioned refund in 2008.

Capital expenditures, which were funded by operating activities, were $1.7 billion in 2010, $1.3 billion in 2009, and $1.4 billion in 2008. Cadbury accounted for approximately $440 million of the capital expenditures in 2010. The 2010 capital expenditures were primarily used to modernize manufacturing facilities and support new product and productivity initiatives. We expect 2011 capital expenditures to be approximately $1.8 billion, including capital expenditures required for systems investments and the Integration Program. We expect to fund these expenditures from operations.

Net Cash Provided by / (Used in) Financing Activities:

Net cash provided by financing activities was $4.2 billion in 2010, $3.1 billion used in 2009 and $2.1 billion used in 2008. The net cash provided by financing activities in 2010 primarily related to proceeds from our long-term debt issuance of $9.4 billion, partially offset by $2.2 billion in dividends paid, $2.1 billion in long-term debt repayments, primarily related to our repurchase of $1.5 billion in notes through our tender offer, and $864 million in net repayments of short-term borrowings. The net cash used in financing activities in 2009 primarily related to $1.7 billion in dividend payments, $950 million in repayments of long-term debt and $344 million in net commercial paper repayments. Additionally, other cash used in financing activities in 2009 included $69 million in costs related to our bridge facility agreement dated November 9, 2009 (the “Cadbury Bridge Facility”). The net cash used in financing activities in 2008 primarily related to $5.9 billion in payments made on the bridge facility used to fund our LU Biscuit acquisition, $1.7 billion in dividend payments, $777 million in Common Stock share repurchases and $795 million in repayments of long-term debt securities, primarily related to debt that matured on October 1, 2008, partially offset by $6.9 billion in proceeds from our long-term debt offerings.

In November 2011, $1.1 billion of our long-term debt matures. We expect to fund the repayment by re-financing all or a portion of it with long-term debt or short-term borrowings, and any remaining amounts will be funded by cash from operations.

Borrowing Arrangements:

We maintain a revolving credit facility that we have historically used for general corporate purposes, including for working capital purposes, and to support our commercial paper issuances. Our $4.5 billion three-year senior unsecured revolving credit facility expires in November 2012. No amounts have been drawn on the facility.

The revolving credit facility agreement includes a covenant that we maintain a minimum total shareholders’ equity, excluding accumulated other comprehensive earnings / (losses), of at least $28.6 billion. This threshold was increased by $5.6 billion to $28.6 billion due to the equity we issued as part of our Cadbury acquisition. At December 31, 2010, our total shareholders’ equity, excluding accumulated other comprehensive earnings / (losses), was $39.7 billion. We expect to continue to meet this covenant. The revolving credit agreement also contains customary representations, covenants and events of default. However, the revolving credit facility has no other financial covenants, credit rating triggers or provisions that could require us to post collateral as security.

In addition to the above, some of our international subsidiaries maintain primarily uncommitted credit lines to meet short-term working capital needs. Collectively, these credit lines amounted to $2.4 billion at December 31, 2010. Borrowings on these lines amounted to $267 million at December 31, 2010 and $191 million at December 31, 2009.

Cadbury maintained a three-year, £450 million senior unsecured revolving credit facility that we terminated in 2010.

As part of our Cadbury acquisition, on November 9, 2009, we entered into the Cadbury Bridge Facility. During the first quarter of 2010, we borrowed £807 million under the Cadbury Bridge Facility, and later repaid it ($1,205 million at the time of repayment) with proceeds from the divestiture of our Frozen Pizza business. Upon repayment, the Cadbury Bridge Facility was terminated.

Long-term Debt:

Our total debt was $28.7 billion at December 31, 2010 and $19.0 billion at December 31, 2009. Our debt-to-capitalization ratio was 0.44 at December 31, 2010 and 0.42 at December 31, 2009. At December 31, 2010, the weighted-average term of our outstanding long-term debt was 9.9 years.

On December 29, 2010, we repurchased $900 million principal amount of our 5.625% notes due 2011 and $600 million principal amount of our 6.25% notes due 2012, which were validly tendered pursuant to the cash tender offers we initiated in November 2010. We paid $1,596 million aggregate consideration, including accrued and unpaid interest, for the accepted notes in December 2010.

On December 20, 2010, we repaid £77 million (approximately $119 million) of our long-term debt and on August 11, 2010, we repaid $500 million of our long-term debt. We funded these repayments with cash from operations and short-term borrowings.

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

In addition, these notes include covenants that restrict our ability to incur debt secured by liens above a certain threshold. We also must offer to purchase these notes at a price equal to 101% of the aggregate principal amount, plus accrued and unpaid interest to the date of repurchase, if both of the following occur:

(i)	a “change of control” triggering event, and
(ii)	a downgrade of these notes below an investment grade rating by each of Moody’s Investor Service, Inc., Standard & Poor’s Ratings Services and Fitch, Inc. within a specified period.

We expect to continue to comply with our long-term debt covenants. Refer to Note 7, Debt and Borrowing Arrangements, for further details of these debt offerings.

On September 3, 2009, we redeemed our November 2011, 7% $200 million debenture at par value. Upon redemption, we recorded a loss of $14 million within interest and other expense, net which represented the write-off of the remaining discount. On November 12, 2009, we repaid $750 million in notes. These repayments were primarily financed from commercial paper issuances.

The fair value of the long-term debt we acquired as part of our Cadbury acquisition was $2,437 million at February 2, 2010. The acquired debt has the following terms (including U.S. dollar par amounts):

•	£77 million (approximately $123 million) total principal notes due December 20, 2010 at a fixed, annual interest rate of 4.875%.
•	C$150 million (approximately $140 million) Canadian bank loan agreement expiring August 30, 2012 at a variable interest rate. The interest rate at December 31, 2010 was 1.573%.
•	$1.00 billion total principal notes due October 1, 2013 at a fixed, annual interest rate of 5.125%.
•	£300 million (approximately $478 million) total principal notes due December 11, 2014 at a fixed, annual interest rate of 5.375%.
•	£350 million (approximately $558 million) total principal notes due July 18, 2018 at a fixed, annual interest rate of 7.250%.

From time to time we refinance long-term and short-term debt. The nature and amount of our long-term and short-term debt and the proportionate amount of each varies as a result of future business requirements, market conditions and other factors. Our Board of Directors has authorized $12.0 billion in general long-term financing authority. As a well-known seasoned issuer, we plan to file an automatic shelf registration statement on Form S-3 with the SEC shortly after this Annual Report on Form 10-K is filed with the SEC.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

We have no off-balance sheet arrangements other than the guarantees and contractual obligations that are discussed below.

Guarantees:

As discussed in Note 13, Commitments and Contingencies, we have third-party guarantees primarily covering the long-term obligations of our vendors. As part of those transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At December 31, 2010, the carrying amount of our third-party guarantees on our consolidated balance sheet and the maximum potential payments under these guarantees was $26 million. Substantially all of these guarantees expire at various times through 2018.

In addition, at December 31, 2010, we were contingently liable for $445 million of guarantees related to our own performance. These include letters of credit related to dairy commodity purchases and guarantees related to the payment of custom duties and taxes, and other letters of credit.

Guarantees do not have, and we do not expect them to have, a material effect on our liquidity.

Aggregate Contractual Obligations:

The following table summarizes our contractual obligations at December 31, 2010.

	00000000	00000000	00000000	00000000	00000000
	Payments Due
	Total	2011	2012-13	2014-15	2016 and Thereafter
	(in millions)

Long-term debt (1)	$27,937	$1,101	$7,280	$2,509	$17,047
Interest expense (2)	17,967	1,621	2,846	2,281	11,219
Capital leases (3)	57	13	18	6	20
Operating leases (4)	1,562	470	549	299	244
Purchase obligations: (5)		-	-	-	-
Inventory and production costs	7,099	5,379	1,564	133	23
Other	1,672	1,205	437	26	4

	8,771	6,584	2,001	159	27
Other long-term liabilities (6)	2,251	224	462	452	1,113

	$58,545	$10,013	$13,156	$5,706	$29,670

(1)	Amounts represent the expected cash payments of our long-term debt and do not include unamortized bond premiums or discounts.
(2)	Amounts represent the expected cash payments of our interest expense on our long-term debt. Interest calculated on our euro notes was forecasted using the euro to U.S. dollar exchange rate as of December 31, 2010. Interest on our pound sterling notes was forecasted using the pound sterling to U.S. dollar exchange rate as of December 31, 2010. An insignificant amount of interest expense was excluded from the table for a portion of our other foreign currency obligations due to the complexities involved in forecasting expected interest payments.
(3)	Amounts represent the expected cash payments of our capital leases, including the expected cash payments of interest expense of approximately $12 million on our capital leases.
(4)	Operating leases represent the minimum rental commitments under non-cancelable operating leases.
(5)	Purchase obligations for inventory and production costs (such as raw materials, indirect materials and supplies, packaging, co-manufacturing arrangements, storage and distribution) are commitments for projected needs to be utilized in the normal course of business. Other purchase obligations include commitments for marketing, advertising, capital expenditures, information technology and professional services. Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction. Most arrangements are cancelable without a significant penalty and with short notice (usually 30 days). Any amounts reflected on the consolidated balance sheet as accounts payable and accrued liabilities are excluded from the table above.
(6)	Other long-term liabilities primarily consist of estimated future benefit payments for our postretirement health care plans through December 31, 2020 of approximately $2,220 million. We are unable to reliably estimate the timing of the payments beyond 2020; as such, they are excluded from the above table. There are also another $31 million of various other long-term liabilities that are expected to be paid over the next 5 years. In addition, the following long-term liabilities included on the consolidated balance sheet are excluded from the table above: accrued pension costs, income taxes, insurance accruals and other accruals. We are unable to reliably estimate the timing of the payments (or contributions beyond 2011, in the case of accrued pension costs) for these items. We currently expect to make approximately $940 million in contributions to our pension plans in 2011. We also expect that our net pension cost will remain unchanged at approximately $530 million in 2011. As of December 31, 2010, our total liability for income taxes, including uncertain tax positions and associated accrued interest and penalties, was $1.3 billion. We expect to pay approximately $180 million in the next 12 months. While years 2004-2006 are currently under examination by the IRS, we are not able to reasonably estimate the timing of future cash flows beyond 12 months due to uncertainties in the timing of these and other tax audit outcomes.

Equity and Dividends

Stock Repurchases:

Our Board of Directors had authorized a $5.0 billion share repurchase program that expired on March 30, 2009. We did not repurchase any shares in 2010 or 2009.

Share Repurchase Program Authorized by the Board of Directors	$5.0 billion

Authorized / completed period for repurchase	April 2007 - March 2009

Aggregate cost of shares repurchased in 2008	$777 million
(millions of shares)	(25.3 shares)

Aggregate cost of shares repurchased life-to-date under program	$4.3 billion
(millions of shares)	(130.9 shares)

In total, we repurchased 25.3 million shares for $777 million in 2008 under these programs. We made these repurchases of our Common Stock in open market transactions.

Stock Plans:

In January 2010, we granted 1.7 million shares of stock in connection with our long-term incentive plan, and the market value per share was $27.33 on the date of grant. In February 2010, as part of our annual equity program, we issued 2.5 million shares of restricted and deferred stock to eligible employees, and the market value per restricted or deferred share was $29.15 on the date of grant. Also, as a part of our annual equity program, we granted 15.0 million stock options to eligible employees at an exercise price of $29.15.

During 2010, we granted an additional 0.6 million shares of stock in connection with our long-term incentive plan and the market value per share was $29.15 on the date of grant. We also issued 1.0 million off-cycle shares of restricted and deferred stock at a weighted-average market value per restricted or deferred share of $29.57 on the date of grant, including shares issued to Cadbury employees under our annual equity program. Additionally, we issued 3.1 million off-cycle shares of stock options at a weighted-average exercise price of $29.73 on the date of the grant, including options issued to Cadbury employees under our annual equity program.

At December 31, 2010, the number of shares to be issued upon exercise of outstanding stock options, vesting of non-U.S. deferred shares and vesting of long-term incentive plan shares was 62.2 million or 3.6% of total shares outstanding.

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

Dividends:

We paid dividends of $2,175 million in 2010, $1,712 million in 2009, and $1,663 million in 2008. The increase of 27.0% in 2010 reflects an increase in shares outstanding due to the Cadbury acquisition and the $224 million payment of a ten pence per share dividend that Cadbury declared and accrued on the Cadbury shares that were outstanding at the time of the acquisition. The 2.9% increase in 2009 reflects a higher dividend rate, partially offset by fewer shares outstanding resulting from the split-off of the Post cereals business and share repurchases. The present annualized dividend rate is $1.16 per common share. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.

2011 Outlook

Our outlook for 2011 reflects confidence in continuing our strong business momentum in a challenging environment of weak consumer and category growth as well as significant input cost inflation.

The company expects to deliver organic net revenue growth of at least 5 percent, or approximately 4 percent excluding the impact of accounting calendar changes, and Operating EPS growth of 11 to 13 percent.

New Accounting Guidance

See Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements for a discussion of new accounting standards.

Contingencies

See Note 13, Commitments and Contingencies, to the consolidated financial statements.

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

	2010	2009	$ Change	% Change
	(in millions; 2009 revised)

Organic net revenues	$40,075	$38,645	$1,430	3.7%
Impact of divestitures	21	109	(88)	(0.3)pp
Impact of acquisitions	9,143	-	9,143	23.7pp
Impact of integration	(1)	-	(1)	-
Impact of foreign currency	(31)	-	(31)	(0.1)pp

Reported net revenues	$49,207	$38,754	$10,453	27.0%

	$40,565	$40,565	$40,565	$40,565	$40,565
	2009	2008	$ Change	% Change
	(in millions; as revised)
Organic net revenues	$40,565	$40,137	$428	1.1%
Impact of divestitures	73	355	(282)	(0.7)pp
Impact of acquisitions	-	-	-	-
Impact of foreign currency	(1,884)	-	(1,884)	(4.7)pp

Reported net revenues	$38,754	$40,492	$(1,738)	(4.3)%

We use the non-U.S. GAAP financial measure “Operating EPS” and corresponding growth ratios. The difference between “Operating EPS” and “diluted EPS attributable to Kraft Foods from continuing operations,” which is the most comparable U.S. GAAP financial measure, is that Operating EPS excludes costs related to: the Integration Program; acquisition-related costs, including transaction advisory fees, U.K. stamp taxes and the impact of the Cadbury inventory revaluation; acquisition-related financing fees, including hedging and foreign currency impacts associated with the Cadbury acquisition and other fees associated with the Cadbury Bridge Facility; and the impact of a deferred tax charge resulting from the recently enacted U.S. health care legislation. Management uses Operating EPS to budget, make operating and strategic decisions and evaluate our performance on a go-forward basis, and our management believes it provides improved comparability of results because it excludes certain impacts related to the Cadbury acquisition and other one-time impacts from earnings per share. The limitation of this measure is that it excludes items that have an impact on diluted EPS attributable to Kraft Foods from continuing operations. The best way that this limitation can be addressed is by using Operating EPS in combination with our U.S. GAAP reported diluted EPS attributable to Kraft Foods from continuing operations. Our management believes that the presentation of this non-U.S. GAAP financial measure, when considered together with our U.S. GAAP financial measures and the reconciliations to the corresponding U.S. GAAP financial measures, provides you with a more complete understanding of the factors and trends affecting Kraft Foods than could be obtained absent these disclosures. Because Operating EPS calculations may vary among other companies, the Operating EPS figures presented in the Consolidated Results of Operations section may not be comparable to similarly titled measures used by other companies. Our use of Operating EPS is not meant to be considered in isolation or as a substitute for any U.S. GAAP financial measure. You should carefully evaluate the following tables reconciling U.S. GAAP reported diluted EPS attributable to Kraft Foods from continuing operations to Operating EPS.

	AsnReported	AsnReported	AsnReported	AsnReported	AsnReported
	For the Year Ended December 31, 2010
	As Reported (GAAP)	Integration Program Costs (1)	Acquisition- Related Costs (2) and Financing Fees (3)	U.S. Healthcare Legislation Impact on Deferred Taxes	Operating EPS (Non-GAAP)
Diluted earnings per share attributable to Kraft Foods:
Continuing operations	$1.44	$0.29	$0.21	$0.08	$2.02
Discontinued operations	0.95

Net earnings attributable to Kraft Foods	$2.39

	For the Year Ended December 31, 2009
	As Reported (GAAP)(4)	Integration Program Costs (1)	Acquisition- Related Costs (2) and Financing Fees (3)	U.S. Healthcare Legislation Impact on Deferred Taxes	Operating EPS (Non-GAAP)
Diluted earnings per share attributable to Kraft Foods:
Continuing operations	$1.89	$-	$0.04	$-	$1.93
Discontinued operations	0.14

Net earnings attributable to Kraft Foods	$2.03

(1)	Integration Program costs are defined as the costs associated with combining the Kraft Foods and Cadbury businesses, and are separate from those costs associated with the acquisition.
(2)	Acquisition-related costs include transaction advisory fees, U.K. stamp taxes and the impact of the Cadbury inventory revaluation.
(3)	Acquisition-related financing fees include hedging and foreign currency impacts associated with the Cadbury acquisition and other fees associated with the Cadbury Bridge Facility.
(4)	As revised to reflect Frozen Pizza as a discontinued operation.

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

The table below reconciles reported net cash provided by operating activities to free cash flow for the periods stated.

	2010	2009	2008
	(in millions)

Net Cash Provided by Operating Activities	$3,748	$5,084	$4,141
Capital Expenditures	(1,661)	(1,330)	(1,367)

Free cash flow	$2,087	$3,754	$2,774

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

Value at Risk:

We use a value at risk (“VAR”) computation to estimate: 1) the potential one-day loss in the fair value of our interest rate-sensitive financial instruments; and 2) the potential one-day loss in pre-tax earnings of our foreign currency and commodity price-sensitive derivative financial instruments. We included our debt; foreign currency forwards and futures, swaps and options; and commodity futures, forwards and options in our VAR computation. Anticipated transactions, foreign currency trade payables and receivables, and net investments in foreign subsidiaries, which the abovementioned instruments are intended to hedge, were excluded from the computation.

We made the VAR estimates assuming normal market conditions, using a 95% confidence interval. We used a “variance / co-variance” model to determine the observed interrelationships between movements in interest rates and various currencies. These interrelationships were determined by observing interest rate and forward currency rate movements over the prior quarter for the calculation of VAR amounts at December 31, 2010 and 2009, and over each of the four prior quarters for the calculation of average VAR amounts during each year. The values of foreign currency and commodity options do not change on a one-to-one basis with the underlying currency or commodity, and were valued accordingly in the VAR computation.

As of December 31, 2010, the estimated potential one-day loss in fair value of our interest rate-sensitive instruments, primarily debt, under normal market conditions and the estimated potential one-day loss in pre-tax earnings from our foreign currency and commodity instruments under normal market conditions, as calculated in the VAR model, were (in millions):

	Atm000000	Atm000000	Atm000000	Atm000000	Atm000000	Atm000000	Atm000000	Atm000000
	Pre-Tax Earnings Impact				Fair Value Impact
	At 12/31/10	Average	High	Low	At 12/31/10	Average	High	Low

Instruments sensitive to:
Interest rates					$237	$176	$237	$97
Foreign currency rates	$13	$8	$13	$4
Commodity prices	34	22	34	9

	Pre-Tax Earnings Impact				Fair Value Impact
	At 12/31/09	Average	High	Low	At 12/31/09	Average	High	Low

Instruments sensitive to:
Interest rates					$123	$175	$239	$114
Foreign currency rates	$8	$11	$15	$8
Commodity prices	31	30	36	24

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

Item 8. Financial Statements and Supplementary Data.

Kraft Foods Inc. and Subsidiaries

Consolidated Statements of Earnings

for the years ended December 31,

(in millions of dollars, except per share data)

	2010	2009	2008

Net revenues	$49,207	$38,754	$40,492
Cost of sales	31,305	24,819	27,164

Gross profit	17,902	13,935	13,328

Selling, general and administrative expenses	12,001	8,784	8,613
Asset impairment and exit costs	18	(64)	1,024
Losses on divestitures, net	6	6	92
Amortization of intangibles	211	26	23

Operating income	5,666	5,183	3,576

Interest and other expense, net	2,024	1,237	1,240

Earnings from continuing operations before income taxes	3,642	3,946	2,336

Provision for income taxes	1,147	1,136	658

Earnings from continuing operations	2,495	2,810	1,678

Earnings and gain from discontinued operations, net of income taxes	1,644	218	1,215

Net earnings	4,139	3,028	2,893

Noncontrolling interest	25	7	9

Net earnings attributable to Kraft Foods	$4,114	$3,021	$2,884

Per share data:
Basic earnings per share attributable to Kraft Foods:
Continuing operations	$1.44	$1.90	$1.11
Discontinued operations	0.96	0.14	0.81

Net earnings attributable to Kraft Foods	$2.40	$2.04	$1.92

Diluted earnings per share attributable to Kraft Foods:
Continuing operations	$1.44	$1.89	$1.10
Discontinued operations	0.95	0.14	0.80

Net earnings attributable to Kraft Foods	$2.39	$2.03	$1.90

Dividends declared	$1.16	$1.16	$1.12

See notes to consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Consolidated Balance Sheets, at December 31,

(in millions of dollars)

	00000000	00000000
	2010	2009

ASSETS
Cash and cash equivalents	$2,481	$2,101
Receivables (net of allowances of $246 in 2010 and $121 in 2009)	6,539	5,197
Inventories, net	5,310	3,775
Deferred income taxes	898	730
Other current assets	993	651

Total current assets	16,221	12,454

Property, plant and equipment, net	13,792	10,693
Goodwill	37,856	28,764
Intangible assets, net	25,963	13,429
Prepaid pension assets	86	115
Other assets	1,371	1,259

TOTAL ASSETS	$95,289	$66,714

LIABILITIES
Short-term borrowings	$750	$453
Current portion of long-term debt	1,115	513
Accounts payable	5,409	3,766
Accrued marketing	2,515	2,181
Accrued employment costs	1,292	1,175
Other current liabilities	4,579	3,403

Total current liabilities	15,660	11,491

Long-term debt	26,859	18,024
Deferred income taxes	7,984	4,508
Accrued pension costs	2,382	1,765
Accrued postretirement health care costs	3,046	2,816
Other liabilities	3,416	2,138

TOTAL LIABILITIES	59,347	40,742

Contingencies (Note 13)

EQUITY
Common Stock, no par value (1,996,537,778 shares issued in 2010 and 1,735,000,000 shares issued in 2009)	-	-
Additional paid-in capital	31,231	23,611
Retained earnings	16,619	14,636
Accumulated other comprehensive losses	(3,890)	(3,955)
Treasury stock, at cost	(8,126)	(8,416)

Total Kraft Foods Shareholders’ Equity	35,834	25,876
Noncontrolling interest	108	96

TOTAL EQUITY	35,942	25,972

TOTAL LIABILITIES AND EQUITY	$95,289	$66,714

See notes to consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Consolidated Statements of Equity

(in millions of dollars, except per share data)

	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive	Comprehensive
	Kraft Foods Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings/ (Losses)	Treasury Stock	Noncontrolling Interest	Total Equity

Balances at January 1, 2008	$-	$23,445	$12,321	$(1,835)	$(6,524)	$38	$27,445
Comprehensive earnings / (losses):
Net earnings	-	-	2,884	-	-	9	2,893
Other comprehensive losses, net of income taxes	-	-	-	(4,159)	-	(9)	(4,168)

Total comprehensive losses						-	(1,275)

Adoption of new benefit plan guidance	-	-	(8)	-	-	-	(8)
Exercise of stock options and issuance of other stock awards	-	118	(81)	-	231	-	268
Cash dividends declared ($1.12 per share)	-	-	(1,676)	-	-	-	(1,676)
Acquisitions of noncontrolling interest and other activities	-	-	-	-	-	23	23
Common Stock repurchased	-	-	-	-	(777)	-	(777)
Common Stock tendered	-	-	-	-	(1,644)	-	(1,644)

Balances at December 31, 2008	$-	$23,563	$13,440	$(5,994)	$(8,714)	$61	$22,356
Comprehensive earnings:
Net earnings	-	-	3,021	-	-	7	3,028
Other comprehensive earnings, net of income taxes	-	-	-	2,039	-	34	2,073

Total comprehensive earnings						41	5,101

Exercise of stock options and issuance of other stock awards	-	49	(110)	-	298	-	237
Cash dividends declared ($1.16 per share)	-	-	(1,715)	-	-	-	(1,715)
Dividends paid on noncontrolling interest and other activities	-	(1)	-	-	-	(6)	(7)

Balances at December 31, 2009	$-	$23,611	$14,636	$(3,955)	$(8,416)	$96	$25,972
Comprehensive earnings / (losses):
Net earnings	-	-	4,114	-	-	25	4,139
Other comprehensive earnings, net of income taxes	-	-	-	65	-	(19)	46

Total comprehensive earnings	-	-				6	4,185

Exercise of stock options and issuance of other stock awards	-	153	(106)	-	290	-	337
Cash dividends declared ($1.16 per share)	-	-	(2,025)	-	-	-	(2,025)
Net impact of noncontrolling interests from Cadbury acquisition	-	38	-	-	-	33	71
Purchase from noncontrolling interest, dividends paid and other activities	-	(28)	-	-	-	(27)	(55)
Issuance of Common Stock	-	7,457	-	-	-	-	7,457

Balances at December 31, 2010	$-	$31,231	$16,619	$(3,890)	$(8,126)	$108	$35,942

See notes to consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Consolidated Statements of Cash Flows

for the years ended December 31,

(in millions of dollars)

	2010	2009	2008

CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES
Net earnings	$4,139	$3,028	$2,893
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	1,440	931	986
Stock-based compensation expense	174	164	178
Deferred income tax provision / (benefit)	251	38	(208)
Losses on divestitures, net	6	6	92
Gains on discontinued operations	(1,596)	-	(926)
Asset impairment and exit costs, net of cash paid	55	17	731
Other non-cash expense, net	329	269	87
Change in assets and liabilities, excluding the effects of acquisitions and divestitures:
Receivables, net	(165)	(17)	(39)
Inventories, net	(359)	299	(151)
Accounts payable	83	126	29
Other current assets	42	351	(535)
Other current liabilities	(776)	111	985
Change in pension and postretirement assets and liabilities, net	125	(239)	19

Net cash provided by operating activities	3,748	5,084	4,141

CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES
Capital expenditures	(1,661)	(1,330)	(1,367)
Acquisitions, net of cash received	(9,848)	-	(99)
Proceeds from divestitures, net of disbursements	4,039	41	97
Other	8	50	49

Net cash used in investing activities	(7,462)	(1,239)	(1,320)

CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES
Net repayments of short-term borrowings	(864)	(446)	(5,912)
Long-term debt proceeds	9,433	3	7,018
Long-term debt repaid	(2,134)	(968)	(795)
Repurchase of Common Stock	-	-	(777)
Dividends paid	(2,175)	(1,712)	(1,663)
Other	(72)	(10)	72

Net cash provided by / (used in) financing activities	4,188	(3,133)	(2,057)

Effect of exchange rate changes on cash and cash equivalents	(94)	145	(87)

Cash and cash equivalents:
Increase	380	857	677
Balance at beginning of period	2,101	1,244	567

Balance at end of period	$2,481	$2,101	$1,244

Cash paid:
Interest	$1,593	$1,308	$968

Income taxes	$2,232	$1,025	$964

See notes to consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.  Summary of Significant Accounting Policies:

Nature of Operations and Basis of Presentation:

Kraft Foods Inc. was incorporated in 2000 in the Commonwealth of Virginia. Kraft Foods Inc., through its subsidiaries (collectively “Kraft Foods,” “we,” “us” and “our”), sells packaged food and beverage products to consumers in approximately 170 countries.

Principles of Consolidation:

The consolidated financial statements include Kraft Foods, as well as our wholly owned and majority owned subsidiaries. Our domestic operating subsidiaries report results as of the last Saturday of the year, and our international operating subsidiaries generally report results two weeks prior to the last Saturday of the year. The results of operations of the newly acquired Cadbury Limited (formerly, Cadbury plc) (“Cadbury”) are reported on the last day of the calendar month.

In 2010, we changed the consolidation date for certain European biscuits operations, which are included within our Kraft Foods Europe segment, and certain operations in Asia Pacific and Latin America, which are included within our Kraft Foods Developing Markets segment. Previously, these operations primarily reported period-end results one month or two weeks prior to the end of the period. Now our Kraft Foods Europe segment primarily reports period-end results two weeks prior to the last Saturday of the period, and certain of our operations in Asia Pacific and Latin America report results through the last day of the period. We believe the change is preferable and will improve financial reporting by better matching the close dates of the operating subsidiaries within our Kraft Foods Europe segment and those operations with Asia Pacific and Latin America with our consolidated reporting. This change resulted in a favorable impact to net revenues of approximately $200 million and an insignificant impact on operating income and net income in 2010. As the impacts to prior period results were not material to our financial results, we have not revised the prior period results for this change. Our domestic operating subsidiaries will continue to report period-end results as of the Saturday closest to the end of each period, and our international operating subsidiaries will continue to report period-end results two weeks prior to the Saturday closest to the end of each period.

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

Highly Inflationary Accounting:

In the fourth quarter of 2009, the Venezuelan economy was classified as highly inflationary under U.S. GAAP. Effective January 1, 2010, we began accounting for our Venezuelan subsidiaries under highly inflationary accounting rules, which principally means all transactions are recorded in U.S. dollars. On January 8, 2010, the Venezuelan government devalued its currency and established a preferential exchange rate for imports of food, medicine and other essential items. Accordingly, we were required to revalue our net assets in Venezuela. In July 2010, the Venezuelan government eliminated the secondary (or parallel) market exchange rate and replaced it with the government-regulated Transaction System for Foreign Currency Denominate Securities (“SITME”) rate. Accordingly, we were required to revalue those of our net assets in Venezuela that we maintained at the parallel rate. Then on December 30, 2010, the Venezuelan government eliminated the preferential exchange rate. Although the elimination of the preferential exchange rate did not immediately cause us to revalue our net assets in Venezuela, it will have further impacts to our operating results in future periods. Venezuela now has two exchange rates: the official rate and the SITME rate. We used both the official rate and the SITME rate to translate our Venezuelan operations into U.S. dollars, based on the nature of the operations of each individual subsidiary.

During 2010, we recorded approximately $115 million of unfavorable foreign currency impacts relating to highly inflationary accounting in Venezuela. This included a one-time impact to translate cash of $34 million that we previously carried at the secondary rate. Upon the change to highly inflationary accounting in January, we were required to translate those U.S. dollars on hand using the official rate.

Cash and Cash Equivalents:

Cash equivalents include demand deposits with banks and all highly liquid investments with original maturities of three months or less.

Inventories:

Inventories are stated at the lower of cost or market. We value all our inventories using the average cost method. We also record inventory allowances for overstocked and obsolete inventories due to ingredient and packaging changes.

Long-Lived Assets:

Property, plant and equipment are stated at historical cost and depreciated by the straight-line method over the estimated useful lives of the assets. Machinery and equipment are depreciated over periods ranging from 3 to 20 years and buildings and building improvements over periods up to 40 years.

We review long-lived assets, including amortizable intangible assets, for impairment when conditions exist that indicate the carrying amount of the assets may not be fully recoverable. We perform undiscounted operating cash flow analyses to determine if an impairment exists. When testing for impairment of assets held for use, we group assets and liabilities at the lowest level for which cash flows are separately identifiable. If an impairment is determined to exist, the loss is calculated based on estimated fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal.

Software Costs:

We capitalize certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use. Capitalized software costs are included in property, plant and equipment and amortized on a straight-line basis over the estimated useful lives of the software, which do not exceed seven years.

Goodwill and Intangible Assets:

We test goodwill and non-amortizable intangible assets at least annually for impairment. We have recognized goodwill in our reporting units, which are generally one level below our operating segments. We use a two step process to test goodwill at the reporting unit level. The first step involves a comparison of the estimated fair value of each reporting unit with its carrying value. Fair value is estimated using discounted cash flows of the reporting unit based on planned growth rates, and estimates of discount rates and residual values. If the carrying value exceeds the fair value, we must proceed with the second step of the process. The second step measures the difference between the carrying value and implied fair value of goodwill. To test non-amortizable intangible assets for impairment, we compare the fair value of the intangible asset with its carrying value. Fair value of non-amortizable intangible assets is determined using our planned growth rates, and estimates of discount rates and royalty rates. If the carrying value exceeds fair value, the intangible asset is considered impaired and is reduced to fair value. Definite-lived intangible assets are amortized over their estimated useful lives.

We perform our annual impairment review of goodwill and non-amortizable intangible assets as of October 1 each year. The basis of our valuation methodology for estimating the fair value of our 21 reporting units is a 20-year projection of discounted cash flows that is based on our annual strategic planning process. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans, industry and economic conditions. For reporting units within our Kraft Foods North America and Kraft Foods Europe geographic units, we used a market-participant, weighted-average cost of capital of 7.5% to discount the projected cash flows of those operations. For reporting units within our Kraft Foods Developing Markets geographic unit, we used a risk-rated discount rate of 10.5%.

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

Selling, general and administrative expenses:

Marketing - We promote our products with advertising, consumer incentives and trade promotions. These programs include, but are not limited to, discounts, coupons, rebates, in-store display incentives and volume-based incentives. We expense advertising costs either in the period the advertising first takes place or as incurred. Consumer incentive and trade promotion activities are recorded as a reduction to revenues based on amounts estimated as being due to customers and consumers at the end of a period. We base these estimates principally on historical utilization and redemption rates. For interim reporting purposes, advertising and consumer incentive expenses are charged to operations as a percentage of volume, based on estimated volume and related expense for the full year. We do not defer costs on our year-end consolidated balance sheet and all marketing costs are recorded as an expense in the year incurred. Advertising expense was $2,269 million in 2010, $1,581 million in 2009, and $1,598 million in 2008.

Research - We expense costs as incurred for product research and development. Research and development expense was $583 million in 2010, $466 million in 2009, and $487 million in 2008.

Environmental Costs:

We are subject to laws and regulations relating to the protection of the environment. We accrue for environmental remediation obligations on an undiscounted basis when amounts are probable and can be reasonably estimated. The accruals are adjusted as new information develops or circumstances change. Recoveries of environmental remediation costs from third parties are recorded as assets when recovery of those costs is deemed probable. At December 31, 2010, our subsidiaries were involved in 74 active actions in the U.S. under Superfund legislation (and other similar actions and legislation) related to current operations and certain former or divested operations for which we retain liability.

Outside the U.S., we are subject to applicable multi-national, national and local environmental laws and regulations in the countries in which we do business. Outside the U.S., we have specific programs across our business units designed to meet applicable environmental compliance requirements.

As of December 31, 2010, we had accrued an insignificant amount for environmental remediation. Based on information currently available, we believe that the ultimate resolution of existing environmental remediation actions and our compliance in general with environmental laws and regulations will not have a material effect on our financial results. However, we cannot quantify with certainty the potential impact of future compliance efforts and environmental remediation actions.

Employee Benefit Plans:

We provide a range of benefits to our employees and retired employees. These include pension benefits, postretirement health care benefits and postemployment benefits, consisting primarily of severance. We provide pension coverage for certain employees of our non-U.S. subsidiaries through separate plans. Local statutory requirements govern many of these plans. For salaried and non-union hourly employees hired in the U.S. after January 1, 2009, we discontinued benefits under our U.S. pension plans, and we replaced them with an enhanced company contribution to our employee savings plan. Additionally, we will be freezing the U.S. pension plans for current salaried and non-union hourly employees effective December 31, 2019. Pension accruals for all salaried and non-union employees who are currently earning pension benefits will end on December 31, 2019, and continuing pay and service will be used to calculate the pension benefits through December 31, 2019. Our projected benefit obligation decreased $168 million in 2009, and we incurred a $5 million curtailment charge in 2009 related to the freeze. Our U.S., Canadian, and United Kingdom subsidiaries provide health care and other benefits to most retired employees. Local government plans generally cover health care benefits for retirees outside the U.S., Canada, and United Kingdom. Our postemployment benefit plans cover most salaried and certain hourly employees. The cost of these plans is charged to expense over the working life of the covered employees.

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

We record derivative financial instruments at fair value in our consolidated balance sheets as either current assets or current liabilities. Cash flows from hedging instruments are classified in the same manner as the affected hedged item in the consolidated statement of cash flows.

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

Foreign currency cash flow hedges - We use various financial instruments to mitigate our exposure to changes in exchange rates from third-party and intercompany actual and forecasted transactions. These instruments include forward foreign exchange contracts, foreign currency swaps and foreign currency options. Based on the size and location of our businesses, we use these instruments to hedge our exposure to certain currencies, including the euro, Swiss franc, pound sterling and Canadian dollar.

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

Interest rate cash flow and fair value hedges - We manage interest rate volatility by modifying the repricing or maturity characteristics of certain liabilities so that the net interest margin is not, on a material basis, adversely affected by movements in interest rates. As a result of interest rate fluctuations, hedged fixed-rate liabilities appreciate or depreciate in market value. We expect the effect of this unrealized appreciation or depreciation to be substantially offset by our gains or losses on the derivative instruments that are linked to these hedged liabilities.

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

Hedges of net investments in foreign operations - We have numerous investments in our foreign subsidiaries. The net assets of these subsidiaries are exposed to volatility in foreign currency exchange rates. We use foreign-currency-denominated debt to hedge our net investment in foreign operations against adverse movements in exchange rates. We designated our euro and pound sterling denominated borrowings as a net investment hedge of a portion of our overall European operations. The gains and losses on our net investment in these designated European operations are economically offset by losses and gains on our euro and pound sterling denominated borrowings. The change in the debt’s fair value is recorded in the currency translation adjustment component of accumulated other comprehensive earnings / (losses).

Guarantees:

Authoritative guidance related to guarantor’s accounting and disclosure requirements for guarantees requires us to disclose certain guarantees and to recognize a liability for the fair value of the obligation of qualifying guarantee activities. See Note 13, Commitments and Contingencies for a further discussion of guarantees.

Income Taxes:

We recognize tax benefits in our financial statements when our uncertain tax positions are more likely than not to be sustained upon audit. The amount we recognize is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

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

On February 2, 2010, we acquired 71.73% of Cadbury Shares for $13.1 billion and the value attributed to noncontrolling interests was $5.4 billion. From February 2, 2010 through June 1, 2010, we acquired the remaining 28.27% of Cadbury Shares for $5.4 billion. We had a $38 million gain on noncontrolling interest acquired and recorded it within additional paid in capital.

As part of our Cadbury acquisition, we incurred and expensed transaction related fees of $218 million in 2010 and $40 million in 2009. We recorded these expenses within selling, general and administrative expenses. We also incurred acquisition financing fees of $96 million in 2010. We recorded these expenses within interest and other expense, net.

Cadbury contributed net revenues of $9,143 million and net earnings of $530 million from February 2, 2010 through December 31, 2010. The following unaudited pro forma summary presents Kraft Foods’ consolidated information as if Cadbury had been acquired on January 1, 2009. These amounts were calculated after conversion to U.S. GAAP, applying our accounting policies, and adjusting Cadbury’s results to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment, and intangible assets had been applied from January 1, 2009, together with the consequential tax effects. These adjustments also reflect the additional interest expense incurred on the debt to finance the purchase, and the divestitures of certain Cadbury confectionery operations in Poland and Romania, as required by the EU Commission as a condition of our Cadbury acquisition.

	Pro forma for the Years Ended December 31,
	2010	2009
	(in millions)

Net revenues	$49,770	$47,852
Net earnings attributable to Kraft Foods	3,938	2,586

Our February 2, 2010 Cadbury acquisition was valued at $18,547 million, or $17,503 million net of cash and cash equivalents. As part of that acquisition, we acquired the following assets and assumed the following liabilities (in millions):

Receivables (1)	$1,333
Inventories	1,298
Other current assets	660
Property, plant and equipment	3,293
Goodwill (2)	9,530
Intangible assets (3)	12,905
Other assets	593
Short-term borrowings	(1,206)
Accounts payable	(1,605)
Other current liabilities (4)	(1,866)
Long-term debt	(2,437)
Deferred income taxes	(3,218)
Accrued pension costs	(817)
Other liabilities	(927)
Noncontrolling interest	(33)

(1)	The gross amount due under the receivables we acquired is $1,474 million, of which $141 million is expected to be uncollectable.
(2)	Goodwill will not be deductible for statutory tax purposes and is attributable to Cadbury’s workforce and the significant synergies we expect from the acquisition.
(3)	We acquired $10.3 billion of indefinitely lived intangible assets, primarily trademarks, and $2.6 billion of amortizable intangible assets, primarily customer relationships and technology. Customer relationships will be amortized over approximately 13 years and technology will be amortized over approximately 12 years.
(4)	Within other current liabilities, a reserve for exposures related to taxes of approximately $70 million was established within our Developing Markets segment. The cumulative exposure was approximately $150 million at December 31, 2010.

The above amounts represent the allocation of purchase price which was completed during the fourth quarter of 2010.

Pizza Divestiture:

On March 1, 2010, we completed the sale of the assets of our North American frozen pizza business (“Frozen Pizza”) to Nestlé USA, Inc. (“Nestlé”) for $3.7 billion. Our Frozen Pizza business was a component of our U.S. Convenient Meals and Canada & North America Foodservice segments. The sale included the DiGiorno, Tombstone and Jack’s brands in the U.S., the Delissio brand in Canada and the California Pizza Kitchen trademark license. It also included two Wisconsin manufacturing facilities (Medford and Little Chute) and the leases for the pizza depots and delivery trucks. Approximately 3,600 of our employees transferred with the business to Nestlé. Accordingly, the results of our Frozen Pizza business have been reflected as discontinued operations on the consolidated statement of earnings, and prior period results have been revised in a consistent manner.

Pursuant to the Frozen Pizza business Transition Services Agreement, we agreed to provide certain sales, co-manufacturing, distribution, information technology, accounting and finance services to Nestlé for up to two years.

Summary results of operations for the Frozen Pizza business through March 1, 2010 were as follows:

	00000000	00000000	00000000
	For the Years Ended December 31,
	2010	2009	2008
	(in millions)

Net revenues	$335	$1,632	$1,440

Earnings before income taxes	73	341	267
Provision for income taxes	(25)	(123)	(97)
Gain on discontinued operations, net of income taxes	1,596	-	-

Earnings and gain from discontinued operations, net of income taxes	$1,644	$218	$170

Earnings before income taxes as presented exclude associated allocated overheads of $25 million in 2010, $108 million in 2009 and $112 million in 2008.

The 2010 gain on discontinued operations from the sale of the Frozen Pizza business included tax expense of $1.2 billion.

The following assets of the Frozen Pizza business were included in the Frozen Pizza divestiture (in millions):

00000000

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

In this split-off transaction, approximately 46 million shares of Kraft Foods Common Stock were tendered for $1,644 million. Our shareholders had the option to exchange some or all of their shares of Kraft Foods Common Stock and receive shares of common stock of Cable Holdco, Inc. (“Cable Holdco”). Cable Holdco was our wholly owned subsidiary that owned certain assets and liabilities of the Post cereals business. In exchange for the contribution of the Post cereals business, Cable Holdco issued approximately $665 million in debt securities, issued shares of its common stock and assumed a $300 million credit facility. Upon closing, we used the cash equivalent net proceeds, approximately $960 million, to repay debt.

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

Summary results of operations for the Post cereals business through August 4, 2008, were as follows:

For the Year Ended December 31, 2008
(in millions)

Net revenues	$666

Earnings before income taxes	189
Provision for income taxes	(70)
Gain on discontinued operations, net of income taxes	926

Earnings and gain from discontinued operations, net of income taxes	$1,045

Other Divestitures:

The EU Commission required, as a condition of our Cadbury acquisition, that we divest certain Cadbury confectionery operations in Poland and Romania. In 2010, we completed the sale of the assets of the confectionery operations in Poland and Romania. The total proceeds from the divestitures were $342 million and the impacts of these divestitures were primarily reflected as adjustments to the purchase price allocations.

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

Included in the 2008 divestitures were the following, which were a condition of the EU Commission’s approval of our Groupe Danone S.A. global LU biscuit business (“LU Biscuit”) acquisition:

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

The aggregate operating results of the divestitures discussed above, other than the divestiture of the Frozen Pizza and Post cereals businesses, were not material to our financial statements in any of the periods presented. Refer to Note 16, Segment Reporting, for details of the gains and losses on divestitures by segment.

Note 3.  Inventories:

Inventories at December 31, 2010 and 2009 were:

	00000000	00000000
	2010	2009
	(in millions)

Raw materials	$1,743	$1,410
Finished product	3,567	2,365

Inventories, net	$5,310	$3,775

Note 4.  Property, Plant and Equipment:

Property, plant and equipment at December 31, 2010 and 2009 were:

	00000000	00000000
	2010	2009
	(in millions)

Land and land improvements	$795	$492
Buildings and building equipment	4,934	4,231
Machinery and equipment	16,147	13,872
Construction in progress	1,154	828

	23,030	19,423
Accumulated depreciation	(9,238)	(8,730)

Property, plant and equipment, net	$13,792	$10,693

Refer to Note 5, Goodwill and Intangible Assets, for asset impairment charges taken against property, plant and equipment.

Note 5.  Goodwill and Intangible Assets:

At December 31, 2010 and 2009, goodwill by reportable segment was:

	00000000	00000000
	2010	2009
	(in millions)
Kraft Foods North America:
U.S. Beverages	$1,290	$1,290
U.S. Cheese	3,000	3,000
U.S. Convenient Meals	985	1,460
U.S. Grocery	3,046	3,046
U.S. Snacks	9,125	6,948
Canada & N.A. Foodservice	3,430	2,340
Kraft Foods Europe	9,023	6,756
Kraft Foods Developing Markets	7,957	3,924

Total goodwill	$37,856	$28,764

Intangible assets at December 31, 2010 and 2009 were:
	2010	2009
	(in millions)

Non-amortizable intangible assets	$23,351	$13,262
Amortizable intangible assets	2,928	278

	26,279	13,540
Accumulated amortization	(316)	(111)

Intangible assets, net	$25,963	$13,429

Non-amortizable intangible assets consist principally of brand names purchased through our acquisitions of Nabisco Holdings Corp., LU Biscuit and the Spanish and Portuguese operations of United Biscuits and Cadbury. Amortizable intangible assets consist primarily of trademark licenses, customer-related intangibles, process technology, license agreements and non-compete agreements. At December 31, 2010, the weighted-average life of our amortizable intangible assets was 13.2 years.

The movements in goodwill and intangible assets were:

	Assets,natncost	Assets,natncost	Assets,natncost	Assets,natncost
	2010		2009
	Goodwill	Intangible Assets, at cost	Goodwill	Intangible Assets, at cost
	(in millions)

Balance at January 1	$28,764	$13,540	$27,581	$13,012
Changes due to:
Foreign currency	37	48	1,200	544
Acquisitions	9,530	12,907	-	-
Divestitures	(475)	(168)	(17)	-
Asset impairments	-	(43)	-	(12)
Other	-	(5)	-	(4)

Balance at December 31	$37,856	$26,279	$28,764	$13,540

Changes to goodwill and intangible assets during 2010 were:

•

Acquisitions - We increased goodwill by $9,530 million and intangible assets by $12,907 million related to allocations of purchase price for our Cadbury acquisition. We recorded $2,177 million of the acquired goodwill in our U.S. Snacks segment, $937 million in our Canada & N.A. Foodservice segment, $2,671 million in our Kraft Foods Europe segment and $3,745 million in our Kraft Foods Developing Markets segment.

•	Divestitures - We reduced goodwill by $475 million due to our Frozen Pizza business divestiture.
•

Asset impairments - During our 2010 review of goodwill and non-amortizable intangible assets, we recorded a $43 million charge for the impairment of intangible assets. We recorded the aggregate asset impairment charges within asset impairment and exit costs.

Changes to goodwill and intangible assets during 2009 were:

•	Divestitures - We reduced goodwill by $17 million due to the divestiture of our Balance bar operations in the U.S.
•	Asset impairments - During our 2009 review of goodwill and non-amortizable intangible assets, we recorded a $12 million charge for the impairment of intangible assets in the Netherlands.

Amortization expense for intangible assets was $211 million in 2010, $26 million in 2009, and $23 million in 2008. We currently estimate amortization expense for each of the next five years to be approximately $220 million.

Annual Impairment Review & Asset Impairment Charges:

As a result of our 2010 annual review of goodwill and non-amortizable intangible assets, we recorded a $13 million charge for the impairment of intangible assets in the Netherlands and a $30 million charge for the impairment of intangible assets in China. During the fourth quarter of 2010, we also recorded an asset impairment of $12 million on a biscuit plant and related property, plant and equipment in France. We recorded the aggregate asset impairment charges within asset impairment and exit costs. During our 2010 impairment review, we also noted that the following five reporting units were the most sensitive to near-term changes in our discounted cash flow assumptions:

	Assets,natncost	Assets,natncost	Assets,natncost	Assets,natncost
	Percentage of Excess Fair Value over Carrying Value	October 1, 2010 Carrying Value of Goodwill
		(in millions)

U.S. Confections	17%	$2,177
U.S. Grain Snacks	10%	5,778
U.S. Salty Snacks	12%	1,170
Central and Eastern Europe, Middle East and Africa	8%	3,390
Asia Pacific	18%	2,517

Each of our reporting units passed the first step of our 2010 annual impairment review with an estimated fair value greater than 105% of its carrying value. Looking past 2010, there are uncertainties within the five identified reporting units that could potentially require further analysis in the future in order for us to determine if a goodwill impairment exists within any of the individual reporting units. Significant uncertainties are:

•

Across Kraft Foods North America, and specifically within our U.S. Grain Snacks reporting unit, we experienced significant input cost inflation over the past year. In 2010 the contribution from pricing trailed input cost inflation. Consequently, in 2011 we have announced price increases on selective portions of the portfolio, while also implementing sizing changes on other portions of the portfolio. If input costs continue to rise, as we expect, additional price increases will be required. We expect to take needed pricing actions in the midst of persistent consumer weakness; however, if we are unable to, it would decrease profitability and adversely affect the estimated fair value of our U.S. Grain Snacks reporting unit.

•

Our U.S. Salty Snacks business grew in 2010, after experiencing two years of volume declines. Revenues and operating income grew more substantially as we increased pricing and implemented cost saving measures. Further volume, revenue or operating income declines would adversely affect the estimated fair value of U.S. Salty Snacks reporting unit. However, as noted, we also experienced significant input cost inflation over the past year within our U.S. Salty Snacks business. If input costs continue to rise, as we expect, additional price increases will be required. We expect to take needed pricing actions in the midst of persistent consumer weakness; however, if we are unable to, it would decrease profitability and adversely affect the estimated fair value of our U.S. Salty Snacks reporting unit.

•

Our U.S. Confections, Asia Pacific and Central and Eastern Europe, Middle East and Africa businesses compose a significant portion of our 2010 Cadbury acquisition. As our Cadbury acquisition was only eight months prior to our annual review of goodwill on October 1, 2010, we did not expect a significant amount of excess estimated fair value over book value to be realized in such a short period. We expect to integrate our combined businesses in these reporting units over the next two years; however, if we are unable to, it would adversely affect the estimated fair values of these reporting units.

During the fourth quarter of 2009, we completed the annual review of goodwill and non-amortizable intangible assets and recorded a $12 million charge for the impairment of intangible assets in the Netherlands. In addition, during 2009, we recorded a $9 million asset impairment charge to write off an investment in Norway. We recorded the aggregate charges within asset impairment and exit costs.

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

Note 6. Restructuring Costs:

Within our restructuring programs and initiatives, we include certain costs along with exit and disposal costs that are directly attributable to those activities yet they do not qualify for treatment as exit or disposal costs under U.S. GAAP. These costs, which we commonly refer to as other project costs or implementation costs, generally include the integration and reorganization of operations and facilities, the discontinuance of certain product lines and the incremental expenses related to the closure of facilities. Management believes the disclosure and inclusion of these charges provides readers of our financial statements greater transparency to the total costs of our programs and initiatives.

Integration Program

Our combination with Cadbury has the potential for meaningful synergies and costs savings. We expect to recognize at least $750 million of cost savings by the end of the third year following completion of the acquisition. Additionally, we expect to create revenue synergies from investments in distribution, marketing and product development. In order to achieve these cost savings and synergies, we expect to incur total integration charges of approximately $1.5 billion in the first three years following the acquisition to combine and integrate the two businesses (the “Integration Program”).

Integration Program costs include the costs associated with combining our operations with Cadbury’s and are separate from the costs related to the acquisition. We incurred charges under the Integration Program of $657 million in 2010. We recorded these charges primarily in operations as a part of selling, general and administrative expenses within our Kraft Foods Europe and Kraft Foods Developing Markets segments, as well as general corporate expenses.

During the second quarter of 2010, we evaluated Cadbury’s Vision into Action (“VIA”) restructuring program and began managing it within our overall Integration Program. Cadbury initiated the VIA restructuring program in 2007 and planned to run it through 2011. Accordingly, we acquired an accrual of $228 million relating to charges taken in previous periods. In evaluating the program as part of our corporate strategies and our integration plans, we included the remaining charges within our overall Integration Program. As we move forward on a combined company basis, we do not intend to manage these programs separately.

Liability activity for Integration Program in 2010 was (in millions):

00000000

Liability assumed upon acquisition	$228
Charges	657
Cash spent	(463)
Asset impairments	(13)
Currency / other	(3)

Liability balance, December 31, 2010	$406

Cost Savings Initiatives

Cost savings initiatives generally include exit, disposal and other project costs. We incurred costs associated with our Cost Savings Initiatives of $170 million in 2010 and $318 million in 2009 and none in 2008.

•

In 2010, we primarily recorded these changes within the segment operating income of Kraft Foods Europe and Canada & N.A. Foodservice. The majority of these charges incurred were for other project costs associated with the Kraft Foods Europe Reorganization.

•

The 2009 charges primarily included severance charges for benefits received by terminated employees, associated benefit plan costs and other related activities. These were recorded in operations, primarily within the segment operating income of Kraft Foods Europe, with the remainder spread across all other segments.

Even though other project costs were directly attributable to exit and disposal costs, they did not qualify for special accounting treatment as exit or disposal activities. Management believes the disclosure of other project costs provides readers of our financial statements greater transparency to the total costs of our Cost Savings Initiatives.

2004-2008 Restructuring Program

In 2008, we completed our five-year restructuring program (the “Restructuring Program”). The Restructuring Program’s objectives were to leverage our global scale, realign and lower our cost structure, and optimize capacity. As part of the Restructuring Program, we:

•	incurred $2.9 billion in pre-tax charges reflecting asset disposals, severance and implementation costs;
•	announced the closure of 35 facilities and announced the elimination of approximately 18,200 positions; and
•	will use cash to pay for $1.9 billion of the $2.9 billion in charges.

In 2010, we reversed $37 million of previously accrued Restructuring Program charges, primarily related to severance. In 2009, we reversed $85 million of previously accrued Restructuring Program charges. The reversal in 2009 related to the following:

•

We sold a plant in Spain that we previously announced we would close under our Restructuring Program. Accordingly, we reversed $35 million in Restructuring Program charges, primarily related to severance, and recorded a $17 million loss on the divestiture of the plant in 2009. The reversal occurred in our Kraft Foods Europe segment.

•

We also reversed $50 million of previously accrued Restructuring Program charges in 2009, primarily due to planned position eliminations that did not occur. These were primarily the result of redeployment and natural attrition. The majority of these reversals occurred in our Kraft Foods Europe segment, with the remainder spread across all other segments.

We incurred charges from continuing operations under the Restructuring Program of $989 million in 2008. Since the inception of the Restructuring Program, we have paid cash of $1.8 billion of the $1.9 billion in expected cash payments, including $94 million paid in 2010. At December 31, 2010, we had an accrual of $125 million related to the Restructuring Program.

Restructuring Costs:

Under the Restructuring Program, we recorded asset impairment and exit costs of $884 million during 2008. We recorded implementation costs from of $105 million in 2008. Restructuring liability activity for the years ended December 31, 2010 and 2009 was (in millions):

00000000

Liability balance, January 1, 2009	489
Reversal of charges	(85)
Cash spent	(176)
Currency	42

Liability balance, December 31, 2009	270
Reversal of charges	(37)
Cash spent	(94)
Currency	(14)

Liability balance, December 31, 2010	$125

Our 2010 activity was related to cash outflows on prior year Restructuring Program charges and reversals relating to severance benefits and other charges. Our prior year charges to the liability included severance benefits received by terminated employees, other costs related primarily to the renegotiation of supplier contract costs, workforce reductions associated with facility closings and the termination of leasing agreements. We anticipate utilizing the majority of the remaining accrual during 2011.

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

Implementation costs associated with the Restructuring Program were:

	2008
	(in millions)

Cost of sales	$38
Selling, general and administrative costs	67

Total implementation costs	$105

Total Restructuring Program Costs: We included the asset impairment, exit and implementation costs discussed above, for the year ended December 31, 2008 in segment operating income as follows:
	For the Year Ended December 31, 2008
	Restructuring Costs	Implementation Costs	Total
	(in millions)

Kraft Foods North America:
U.S. Beverages	$59	$8	$67
U.S. Cheese	31	7	38
U.S. Convenient Meals	31	7	38
U.S. Grocery	36	5	41
U.S. Snacks	72	9	81
Canada & N.A. Foodservice	100	10	110
Kraft Foods Europe	418	56	474
Kraft Foods Developing Markets	137	3	140

Total	$884	$105	$989

Note 7. Debt and Borrowing Arrangements: Short-Term Borrowings: At December 31, 2010 and 2009, our short-term borrowings and related weighted-average interest rates consisted of:
	2010		2009
	Amount Outstanding	Weighted-Average Year-End Rate	Amount Outstanding	Weighted-Average Year-End Rate
	(in millions)		(in millions)

Commercial paper	$483	0.5%	$262	0.5%
Bank loans	267	6.3%	191	10.5%

Total short-term borrowings	$750		$453

The fair values of our short-term borrowings at December 31, 2010 and 2009, based upon current market interest rates, approximate the amounts disclosed above.

Borrowing Arrangements:

We maintain a revolving credit facility that we have historically used for general corporate purposes, including for working capital purposes, and to support our commercial paper issuances. Our $4.5 billion three-year senior unsecured revolving credit facility expires in November 2012. No amounts have been drawn on the facility.

The revolving credit facility agreement requires us to maintain a minimum total shareholders’ equity, excluding accumulated other comprehensive earnings / (losses), of at least $28.6 billion. This threshold was increased by $5.6 billion to $28.6 billion due to the equity we issued as part of our Cadbury acquisition. At December 31, 2010, our total shareholders’ equity, excluding accumulated other comprehensive earnings / (losses), was $39.7 billion. We expect to continue to meet this covenant. The revolving credit agreement also contains customary representations, covenants and events of default. However, the revolving credit facility has no other financial covenants, credit rating triggers or provisions that could require us to post collateral as security.

In addition to the above, some of our international subsidiaries maintain primarily uncommitted credit lines to meet short-term working capital needs. Collectively, these credit lines amounted to $2.4 billion at December 31, 2010. Borrowings on these lines amounted to $267 million at December 31, 2010 and $191 million at December 31, 2009.

Cadbury maintained a three-year, £450 million senior unsecured revolving credit facility that we terminated in 2010.

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

The fair value of the long-term debt we acquired as part of our Cadbury acquisition was $2,437 million at February 2, 2010. The acquired debt has the following terms (including U.S. dollar par amounts):

•	£77 million (approximately $123 million) total principal notes due December 20, 2010 at a fixed, annual interest rate of 4.875%.
•	C$150 million (approximately $140 million) Canadian bank loan agreement expiring August 30, 2012 at a variable interest rate. The interest rate at December 31, 2010 was 1.573%.
•	$1.00 billion total principal notes due October 1, 2013 at a fixed, annual interest rate of 5.125%.
•	£300 million (approximately $478 million) total principal notes due December 11, 2014 at a fixed, annual interest rate of 5.375%.
•	£350 million (approximately $558 million) total principal notes due July 18, 2018 at a fixed, annual interest rate of 7.250%.

At December 31, 2010 and 2009, our long-term debt consisted of (interest rates were as of December 31, 2010):

	0000000000	0000000000	0000000000
		December 31, 2010	December 31, 2009
		(in millions)

Notes, 2.63% to 7.55% (average effective rate 5.86%), due through 2040		$22,872	$14,395
Euro notes, 5.75% to 6.25% (average effective rate 5.98%), due through 2015		3,808	4,072
Sterling notes, 5.38% to 7.25% (average effective rate 4.94%), due through 2018		1,091	-
Other foreign currency obligations		158	5
Capital leases and other		45	65

Total		27,974	18,537
Less current portion of long-term debt		(1,115)	(513)

Long-term debt		$26,859	$18,024

As of December 31, 2010, aggregate maturities of long-term debt were (in millions):
	17,062	17,062	17,062	17,062

2011		$1,115
2012		3,738
2013		3,557
2014		972
2015		1,541
Thereafter		17,062

On December 29, 2010 we repurchased $900 million principal amount of our 5.625% notes due 2011 and $600 million principal amount of our 6.25% notes due 2012, which were validly tendered pursuant to the cash tender offers we initiated in November 2010. We paid $1,596 million aggregate consideration, including accrued and unpaid interest, for the accepted notes in December 2010.

On December 20, 2010, we repaid £77 million (approximately $119 million) of our long-term debt and on August 11, 2010, we repaid $500 million of our long-term debt. We funded these repayments with cash from operations and short-term borrowings.

On September 3, 2009, we redeemed our November 2011, 7% $200 million debenture at par value. Upon redemption, we recorded a loss of $14 million within interest and other expense, net which represented the write-off of the remaining discount. On November 12, 2009, we repaid $750 million in notes. This repayment was primarily financed from commercial paper issuances.

Fair Value:

The aggregate fair value of our total debt, based on quoted prices in active markets for identical liabilities, was $31,459 million at December 31, 2010 as compared with the carrying value of $28,724 million. The aggregate fair value of our total debt, based on quoted prices in active markets for identical liabilities, at December 31, 2009, was $20,222 million as compared with the carrying value of $18,990 million.

Interest and Other Expense:

Interest and other expense was:

	(innmillions)	(innmillions)	(innmillions)
	For the Years Ended December 31,
	2010	2009	2008
		(in millions)
Interest and other expense, net:
Interest expense, debt	$1,790	$1,260	$1,272
Acquisition-related financing fees	$251	$-	$-
Other income, net	(17)	(23)	(32)

Total interest and other expense, net	$2,024	$1,237	$1,240

Acquisition-related financing fees include hedging and foreign currency impacts associated with the Cadbury acquisition and other fees associated with the Cadbury Bridge Facility.

Note 8.  Capital Stock:

Our articles of incorporation authorize 5.0 billion shares of Class A common stock and 500 million shares of preferred stock. In 2010, we combined our Class B common stock authorization with our Class A common stock authorization. Accordingly, we only have a single class of Class A common stock authorized. Shares of Class A common stock issued, repurchased and outstanding were:

	Shares Issued	Shares Repurchased	Shares Outstanding

Balance at January 1, 2008	1,735,000,000	(201,222,380)	1,533,777,620

Repurchase of shares	-	(25,272,255)	(25,272,255)
Shares tendered	-	(46,119,899)	(46,119,899)
Exercise of stock options and issuance of other stock awards	-	6,915,974	6,915,974

Balance at December 31, 2008	1,735,000,000	(265,698,560)	1,469,301,440
Exercise of stock options and issuance of other stock awards	-	8,583,463	8,583,463

Balance at December 31, 2009	1,735,000,000	(257,115,097)	1,477,884,903
Shares issued	261,537,778	-	261,537,778
Exercise of stock options and issuance of other stock awards	-	8,643,868	8,643,868

Balance at December 31, 2010	1,996,537,778	(248,471,229)	1,748,066,549

There were no Class B common shares or preferred shares issued and outstanding at December 31, 2010, 2009 and 2008. At December 31, 2010, 136,402,967 shares of Common Stock were reserved for stock options and other stock awards.

In 2010, we issued 262 million additional shares of our Common Stock as part of the Cadbury acquisition. The issued stock had a total fair value of $7,457 million based on the average of the high and low market prices on the dates of issuance.

On August 4, 2008, we completed the split-off of the Post cereals business. In this transaction, approximately 46 million shares of Kraft Foods Common Stock were tendered for $1,644 million.

On March 30, 2007, our Board of Directors had authorized a $5.0 billion share repurchase program that expired on March 30, 2009. We did not repurchase any shares in 2010 or 2009.

Share Repurchase Program Authorized by the Board of Directors	$5.0 billion

Authorized / completed period for repurchase	April 2007 - March 2009

Aggregate cost of shares repurchased in 2008 (millions of shares)	$777 million (25.3 shares)

Aggregate cost of shares repurchased life-to-date under program (millions of shares)	$4.3 billion (130.9 shares)

In total, we repurchased 25.3 million shares for $777 million in 2008 under this program. We made these repurchases of our Common Stock in open market transactions.

Note 9.  Accumulated Other Comprehensive Earnings / (Losses):

The components of accumulated other comprehensive earnings / (losses) were:

	OthermBenefits	OthermBenefits	OthermBenefits	OthermBenefits
	Currency Translation Adjustments	Pension and Other Benefits	Derivatives Accounted for as Hedges	Total
	(in millions)

Balances at January 1, 2008	$(51)	$(1,811)	$27	$(1,835)
Other comprehensive earnings / (losses), net of income taxes:
Currency translation adjustments	(2,348)	114	-	(2,234)
Amortization of experience losses and prior service costs	-	98	-	98
Settlement losses	-	48	-	48
Net actuarial loss arising during period	-	(2,021)	-	(2,021)
Change in fair value of cash flow hedges	-	-	(50)	(50)

Total other comprehensive losses				(4,159)

Balances at December 31, 2008	$(2,399)	$(3,572)	$(23)	$(5,994)
Other comprehensive earnings / (losses), net of income taxes:
Currency translation adjustments	1,893	(116)	-	1,777
Amortization of experience losses and prior service costs	-	126	-	126
Settlement losses	-	76	-	76
Net actuarial loss arising during period	-	(64)	-	(64)
Change in fair value of cash flow hedges	-	-	124	124

Total other comprehensive earnings				2,039

Balances at December 31, 2009	$(506)	$(3,550)	$101	$(3,955)
Other comprehensive earnings / (losses), net of income taxes:	-	-	-	-
Currency translation adjustments	195	(13)	-	182
Amortization of experience losses and prior service costs	-	186	-	186
Settlement losses	-	96	-	96
Net actuarial loss arising during period	-	(377)	-	(377)
Change in fair value of cash flow hedges	-	-	(22)	(22)

Total other comprehensive earnings				65

Balances at December 31, 2010	$(311)	$(3,658)	$79	$(3,890)

Note 10.  Stock Plans:

We align our annual and long-term incentive compensation programs with shareholder returns. Under the Amended and Restated 2005 Performance Incentive Plan (the “2005 Plan”), we may grant to eligible employees awards of stock options, stock appreciation rights, restricted stock, restricted and deferred stock units, and other awards based on our Common Stock, as well as performance-based annual and long-term incentive awards. We are authorized to issue a maximum of 168.0 million shares of our Common Stock under the 2005 Plan. In addition, under the Kraft Foods 2006 Stock Compensation Plan for Non-Employee Directors (the “2006 Directors Plan”), we may grant up to 500,000 shares of our Common Stock to members of the Board of Directors who are not our full-time employees. At December 31, 2010, there were 73,897,346 shares available to be granted under the 2005 Plan and 326,766 shares available to be granted under the 2006 Directors Plan. Restricted or deferred shares available for grant under the 2005 Plan at December 31, 2010, were 23,599,273.

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

We account for our employee stock options under the fair value method of accounting using a modified Black-Scholes methodology to measure stock option expense at the date of grant. The fair value of the stock options at the date of grant is amortized to expense over the vesting period. We recorded compensation expense related to stock options of $46 million in 2010, $31 million in 2009 and $18 million in 2008. The deferred tax benefit recorded related to this compensation expense was $15 million in 2010, $11 million in 2009 and $6 million in 2008. The unamortized compensation expense related to our stock options was $60 million at December 31, 2010 and is expected to be recognized over a weighted-average period of two years. Our weighted-average Black-Scholes fair value assumptions were as follows:

	ExercisenPrice	ExercisenPrice	ExercisenPrice	ExercisenPrice	ExercisenPrice
	Risk-Free Interest Rate	Expected Life	Expected Volatility	Expected Dividend Yield	Fair Value at Grant Date

2010	2.82%	6 years	19.86%	4.14%	$3.69
2009	2.46%	6 years	21.36%	4.90%	$2.68
2008	3.08%	6 years	21.04%	3.66%	$4.49

The risk-free interest rate represents the constant maturity U.S. government treasuries rate with a remaining term equal to the expected life of the options. The expected life is the period over which our employees are expected to hold their options. It is based on the simplified method from the SEC’s safe harbor guidelines. Volatility reflects historical movements in our stock price for a period commensurate with the expected life of the options. Dividend yield is estimated over the expected life of the options based on our stated dividend policy.

Stock option activity for the year ended December 31, 2010 was:

		Shares Subject to Option	Weighted- Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance at January 1, 2010		46,727,697	$25.56
Options granted		18,077,470	29.24
Options exercised		(7,611,479)	18.25
Options cancelled		(2,957,527)	27.56

Balance at December 31, 2010		54,236,161	27.71	6.5 years	$206 million

Exercisable at December 31, 2010		23,564,404	27.89	3.9 years	$85 million

In February 2010, as part of our annual equity program, we granted 15.0 million stock options to eligible employees at an exercise price of $29.15. We also issued 3.1 million off-cycle shares of stock options during 2010 at a weighted-average exercise price of $29.73 on the date of grant, including options issued to Cadbury employees under our annual equity program.

In February 2009, as part of our annual equity program, we granted 16.3 million stock options to eligible employees at an exercise price of $23.64.

In February 2008, as part of our annual equity program, we granted 13.5 million stock options to eligible employees at an exercise price of $29.49. We also granted 0.1 million off-cycle stock options during 2008 at an exercise price of $30.78.

The total intrinsic value of options exercised was $92 million in 2010, $72 million in 2009, and $76 million in 2008. Cash received from options exercised was $134 million in 2010, $79 million in 2009, and $80 million in 2008. The actual tax benefit realized for the tax deductions from the option exercises totaled $60 million in 2010, $52 million in 2009, and $44 million in 2008.

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

The fair value of the restricted and deferred shares at the date of grant is amortized to earnings over the restriction period. We recorded compensation expense related to restricted and deferred stock of $128 million in 2010, $133 million in 2009, and $160 million in 2008. The deferred tax benefit recorded related to this compensation expense was $39 million in 2010, $44 million in 2009, and $53 million in 2008. The unamortized compensation expense related to our restricted and deferred stock was $150 million at December 31, 2010 and is expected to be recognized over a weighted-average period of two years.

Our restricted and deferred stock activity for the year ended December 31, 2010 was:

	Weighted-Average	Weighted-Average
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share

Balance at January 1, 2010	13,854,953	$29.30
Granted	5,782,531	28.82
Vested	(4,063,589)	34.17
Forfeited	(1,352,401)	27.91

Balance at December 31, 2010	14,221,494	27.84

In January 2010, we granted 1.7 million shares of stock in connection with our long-term incentive plan, and the market value per share was $27.33 on the date of grant. During 2010, we granted an additional 0.6 million shares of stock in connection with our long-term incentive plan and market value per share was $29.15 on the date of grant. In February 2010, as part of our annual equity program, we issued 2.5 million shares of restricted and deferred stock to eligible employees, and the market value per restricted or deferred share was $29.15 on the date of grant. During 2010, we issued an additional 1.0 million off-cycle shares of restricted and deferred stock at a weighted-average market value per restricted or deferred share of $29.57 on the date of grant, including shares issued to Cadbury employees under our annual equity program. In aggregate, we issued 5.8 million restricted and deferred shares during 2010, including those issued as part of our long-term incentive plan.

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

The weighted-average grant date fair value of restricted and deferred stock granted was $167 million, or $28.82 per restricted or deferred share, in 2010, $143 million, or $24.68 per restricted or deferred share, in 2009, and $151 million, or $30.38 per restricted or deferred share, in 2008. The vesting date fair value of restricted and deferred stock was $117 million in 2010, $153 million in 2009, and $196 million in 2008.

Note 11. Benefit Plans:

Pension Plans

Obligations and Funded Status:

The projected benefit obligations, plan assets and funded status of our pension plans at December 31, 2010 and 2009 were:

	00000000	00000000	00000000	00000000	00000000
	U.S. Plans		Non-U.S. Plans
	2010	2009	2010	2009
	(in millions)

Benefit obligation at January 1	$6,195	$6,133	$4,401	$3,211
Service cost	145	152	162	67
Interest cost	368	369	419	215
Benefits paid	(322)	(310)	(462)	(225)
Settlements paid	(244)	(187)	(49)	(14)
Curtailment gain	(23)	(168)	(3)	-
Actuarial losses	368	203	265	619
Acquisition	206	-	4,375	-
Currency	-	-	(164)	510
Other	10	3	(49)	18

Benefit obligation at December 31	6,703	6,195	8,895	4,401

Fair value of plan assets at January 1	5,496	4,386	3,397	2,618
Actual return on plan assets	671	1,180	624	400
Contributions	85	427	326	209
Benefits paid	(322)	(310)	(462)	(225)
Settlements paid	(244)	(187)	(49)	(14)
Acquisition	114	-	3,702	-
Currency	-	-	(84)	414
Other	-	-	(1)	(5)

Fair value of plan assets at December 31	5,800	5,496	7,453	3,397

Net pension liability recognized at December 31	$(903)	$(699)	$(1,442)	$(1,004)

Our projected benefit obligation decreased $23 million in 2010 due to the divestiture of our Frozen Pizza business and its effect on certain of our U.S. pension plans. In 2009, our projected benefit obligation decreased $168 million due to the freeze of certain of our U.S. pension plans.

The accumulated benefit obligation, which represents benefits earned to the measurement date, was $6,208 million at December 31, 2010 and $5,673 million at December 31, 2009 for the U.S. pension plans. The accumulated benefit obligation for the non-U.S. pension plans was $8,549 million at December 31, 2010 and $4,115 million at December 31, 2009.

The combined U.S. and non-U.S. pension plans resulted in a net pension liability of $2,345 million at December 31, 2010 and $1,703 million at December 31, 2009. We recognized these amounts in our consolidated balance sheets at December 31, 2010 and 2009 as follows:

	2010	2009
	(in millions)

Prepaid pension assets	$86	$115
Other accrued liabilities	(49)	(53)
Accrued pension costs	(2,382)	(1,765)

	$(2,345)	$(1,703)

Certain of our U.S. and non-U.S. plans are underfunded and have accumulated benefit obligations in excess of plan assets. For these plans, the projected benefit obligations, accumulated benefit obligations and the fair value of plan assets at December 31, 2010 and 2009 were:

	00000000	00000000	00000000	00000000
	U.S. Plans		Non-U.S. Plans
	2010	2009	2010	2009
		(in millions)

Projected benefit obligation	$5,097	$4,666	$7,934	$3,703
Accumulated benefit obligation	4,627	4,166	7,668	3,478
Fair value of plan assets	4,156	3,932	6,471	2,629

We used the following weighted-average assumptions to determine our benefit obligations under the pension plans at December 31:

	00000000	00000000	00000000	00000000
	U.S. Plans		Non-U.S. Plans
	2010	2009	2010	2009

Discount rate	5.53%	5.93%	5.11%	5.21%
Expected rate of return on plan assets	7.95%	8.00%	6.77%	7.26%
Rate of compensation increase	4.00%	4.00%	3.68%	3.08%

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

Components of Net Pension Cost:

Net pension cost consisted of the following for the years ended December 31, 2010, 2009, and 2008:

	U.S. Plans			Non-U.S. Plans
	2010	2009	2008	2010	2009	2008
	(in millions)

Service cost	$145	$152	$149	$162	$67	$91
Interest cost	368	369	371	419	215	222
Expected return on plan assets	(490)	(486)	(526)	(467)	(242)	(285)
Amortization:
Net loss from experience differences	170	160	85	77	23	31
Prior service cost	6	6	7	7	6	7
Other expenses	123	112	74	11	8	16

Net pension cost	$322	$313	$160	$209	$77	$82

A significant portion of the 2010 increase in non-U.S. net periodic pension cost related to the Cadbury acquisition. The following costs are included within other expenses above. Severance payments related to our Cost Savings Initiatives and Restructuring Program, and retired employees who elected lump-sum payments resulted in settlement losses for our U.S. plans of $118 million in 2010, $107 million in 2009, and $74 million in 2008. In addition, we incurred a $5 million curtailment charge in 2010 related to the divestiture of our Frozen Pizza business. Non-U.S. plant closures and early retirement benefits resulted in curtailment and settlement losses of $11 million in 2010, $8 million in 2009, and $16 million in 2008.

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

As of December 31, 2010, for the combined U.S. and non-U.S. pension plans, we expected to amortize from accumulated other comprehensive earnings / (losses) into net periodic pension cost during 2011:

•	an estimated $318 million of net loss from experience differences; and
•	an estimated $7 million of prior service cost.

We used the following weighted-average assumptions to determine our net pension cost for the years ended December 31:

	Unobservable	Unobservable	Unobservable	Unobservable	Unobservable	Unobservable
	U.S. Plans			Non-U.S. Plans
	2010	2009	2008	2010	2009	2008

Discount rate	5.85%	6.10%	6.30%	5.21%	6.41%	5.44%
Expected rate of return on plan assets	7.99%	8.00%	8.00%	6.68%	7.25%	7.43%
Rate of compensation increase	3.98%	4.00%	4.00%	3.59%	3.09%	3.13%

Plan Assets: The fair value of pension plan assets at December 31, 2010 was determined using:
	Unobservable	Unobservable	Unobservable	Unobservable

Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)

U.S. equity securities	$280	$276	$4	$-
Non-U.S. equity securities	1,915	1,912	3	-
Pooled funds - equity securities	4,971	281	4,690	-

Total equity securities	7,166	2,469	4,697	-

Government bonds	1,405	731	674	-
Pooled funds - fixed income securities	1,893	52	1,841	-
Corporate bonds and other fixed income securities	1,749	5	993	751

Total fixed income securities	5,047	788	3,508	751

Real estate	343	86	7	250
Other	542	155	11	376

Total	$13,098	$3,498	$8,223	$1,377

The fair value of pension plan assets at December 31, 2009 was determined using:

Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)

U.S. equity securities	$289	$289	$-	$-
Non-U.S. equity securities	1,991	1,988	2	1
Pooled funds - equity securities	3,014	-	3,014	-

Total equity securities	5,294	2,277	3,016	1

Government bonds	1,037	931	106	-
Pooled funds - fixed income securities	945	-	945	-
Corporate bonds and other fixed income securities	988	54	932	2

Total fixed income securities	2,970	985	1,983	2

Real estate	131	22	109	-
Other	326	322	2	2

Total	$8,721	$3,606	$5,110	$5

We excluded plan assets of $155 million at December 31, 2010 and $172 million at December 31, 2009 from the above tables related to certain insurance contracts as they are reported at contract value, in accordance with authoritative guidance. U.S. and non-U.S. equity securities and government bonds are primarily classified as level one and are valued using quoted prices in active markets. Corporate bonds and other fixed income securities are primarily classified as level two and are valued using independent observable market inputs, such as matrix pricing, yield curves and indices. Pooled funds, including assets in real estate pooled funds, are primarily classified as level two and are valued using net asset values of participation units held in common collective trusts, as reported by the managers of the trusts and as supported by the unit prices of actual purchase and sale transactions. Level three assets are valued using unobservable inputs that reflect the plans’ assumptions that market participants would use in pricing the assets, based on the best information available. Fair value estimates are calculated by the general partners for limited partnership and private equity investments using the market approach to estimate the fair value of private investments. The market approach utilizes prices and other relevant information generated by market transactions, type of security, degree of liquidity, restrictions on the disposition, latest round of financing data, company financial statements, relevant valuation multiples and discounted cash flow analyses. Fair value estimates are calculated for real estate investments by the investment managers using the present value of future cash flows expected to be received from the investments, based on valuation methodologies such as appraisals, local market conditions, and current and projected operating performance. Fair value estimates are calculated for investments in hedge fund-of-funds by the investment managers using the net asset value per share of the investment as reported by the money managers of the underlying funds. Fair value estimates are calculated for insurance contracts based on the future stream of benefit payments discounted using prevailing interest rates based on the valuation date.

Below is a rollforward of our Level 3 assets for the year ended December 31, 2010.

Asset Category	January 1, 2010 Balance	Net Realized and Unrealized Gains/(Losses)	Net Purchases, Issuances and Settlements	Net Transfers Into/(Out of) Level 3	Currency Impact Level 3	December 31, 2010 Balance
	(in millions)
Non-U.S. equity securities	$1	$-	$(1)	$-	$-	$-
Corporate bond and other fixed income securities	2	23	(44)	789	(19)	751
Real Estate	-	34	(1)	220	(3)	250
Other	2	29	12	341	(8)	376

Total Level 3 investments	5	86	(34)	1,350	(30)	1,377

The increases in Level 3 pension plan investments from December 31, 2009 were due to our Cadbury acquisition and the types of investments we acquired in those plans. A rollforward of our Level 3 assets for 2009 was omitted as their value was insignificant to the total overall pension plan assets.

The percentage of fair value of pension plan assets at December 31, 2010 and 2009 was:

		U.S. Plans		Non-U.S. Plans
Asset Category		2010	2009	2010	2009

Equity securities		69%	68%	41%	50%
Fixed-income securities		31%	28%	47%	43%
Real estate		-	-	5%	4%
Other		-	4%	7%	3%

Total		100%	100%	100%	100%

Our investment strategy is based on our expectation that equity securities will outperform fixed-income securities over the long term. Accordingly, approximately 70% of our U.S. plan assets are in equity securities and approximately 30% are in fixed-income securities. The strategy uses indexed U.S. equity securities, actively managed and indexed international equity securities and actively managed and indexed U.S. and international investment grade fixed-income securities (which constitute 90% or more of fixed-income securities) with lesser allocations to high yield fixed-income securities. The other asset balance of our non-U.S. plans at December 31, 2010 primarily related to $374 million in hedge funds and private equity investments and $150 million in cash accounts held across various investment managers.

For the plans outside the U.S., the investment strategy is subject to local regulations and the asset / liability profiles of the plans in each individual country. These specific circumstances result in a level of equity exposure that is typically less than the U.S. plans. In aggregate, the asset allocation targets of our non-U.S. plans are broadly characterized as a mix of 41% equity securities, 46% fixed-income securities and 13% real estate / other.

We attempt to maintain our target asset allocation by rebalancing between asset classes as we make contributions and monthly benefit payments.

Employer Contributions:

In 2010, we contributed $85 million to our U.S. pension plans and $303 million to our non-U.S. pension plans. In addition, employees contributed $23 million to our non-U.S. plans. We make contributions to our U.S. and non-U.S. pension plans, primarily, to the extent that they are tax deductible and do not generate an excise tax liability. Based on current tax law, we plan to make contributions of approximately $540 million to our U.S. plans and approximately $400 million to our non-U.S. plans in 2011. Of our total 2011 pension contributions, approximately $510 million will be voluntary. However, our actual contributions may be different due to many factors, including changes in tax and other benefit laws, or significant differences between expected and actual pension asset performance or interest rates.

Future Benefit Payments:

The estimated future benefit payments from our pension plans at December 31, 2010 were:

	U.S. Plans	Non-U.S. Plans
	(in millions)

2011	$484	$449
2012	454	461
2013	459	471
2014	450	479
2015	470	499
2016-2020	2,722	2,726

Other Costs:

We sponsor and contribute to employee savings plans. These plans cover eligible salaried, non-union and union employees. Our contributions and costs are determined by the matching of employee contributions, as defined by the plans. Amounts charged to expense for defined contribution plans totaled $104 million in 2010, $94 million in 2009, and $93 million in 2008.

We also made contributions to multiemployer pension plans totaling $30 million in 2010, $29 million in 2009, and $27 million in 2008.

Postretirement Benefit Plans

Obligations:

Our postretirement health care plans are not funded. The changes in the accrued benefit obligation and net amount accrued at December 31, 2010 and 2009 were:

	2010	2009
	(in millions)

Accrued postretirement benefit obligation at January 1	$3,032	$2,899
Service cost	39	35
Interest cost	172	174
Benefits paid	(213)	(210)
Plan amendments	(7)	-
Currency	10	25
Assumption changes	147	157
Actuarial losses / (gains)	42	(48)
Acquisition	41	-

Accrued postretirement health care costs at December 31	$3,263	$3,032

The current portion of our accrued postretirement health care costs of $217 million at December 31, 2010 and $216 million at December 31, 2009 was included in other accrued liabilities.

We used the following weighted-average assumptions to determine our postretirement benefit obligations at December 31:

	(innmillions)	(innmillions)	(innmillions)	(innmillions)	(innmillions)	(innmillions)
	U.S. Plans		Non-U.S. Plans
	2010	2009	2010	2009

Discount rate	5.30%	5.70%	5.02%	5.25%
Health care cost trend rate assumed for next year	7.50%	7.00%	8.83%	9.00%
Ultimate trend rate	5.00%	5.00%	6.00%	6.00%
Year that the rate reaches the ultimate trend rate	2016	2014	2017	2016

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

Assumed health care cost trend rates have a significant impact on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects as of December 31, 2010:

	One-Percentage-Point
	Increase	Decrease

Effect on total of service and interest cost	12.7%	(10.4%)
Effect on postretirement benefit obligation	10.5%	(8.8%)
Components of Net Postretirement Health Care Costs: Net postretirement health care costs consisted of the following for the years ended December 31, 2010, 2009 and 2008:
	2010	2009	2008
		(in millions)

Service cost	$39	$35	$44
Interest cost	172	174	183
Amortization:
Net loss from experience differences	55	44	55
Prior service credit	(32)	(32)	(28)
Other expense	-	-	-

Net postretirement health care costs	$234	$221	$254

As of December 31, 2010, we expected to amortize from accumulated other comprehensive earnings / (losses) into net postretirement health care costs during 2011:

•      an estimated $64 million of net loss from experience differences; and

•      an estimated $31 million of prior service credit.

We used the following weighted-average assumptions to determine our net postretirement cost for the years ended December 31:

	U.S. Plans			Non-U.S. Plans
	2010	2009	2008	2010	2009	2008

Discount rate	5.70%	6.10%	6.10%	5.28%	7.60%	5.80%
Health care cost trend rate	7.00%	7.00%	7.50%	8.79%	9.00%	9.00%

Future Benefit Payments:

Our estimated future benefit payments for our postretirement health care plans at December 31, 2010 were:

	Non-U.S.nPlans	Non-U.S.nPlans	Non-U.S.nPlans	Non-U.S.nPlans
	U.S. Plans	Non-U.S. Plans
	(in millions)

2011	$207	$12
2012	207	12
2013	208	13
2014	210	13
2015	210	14
2016-2020	1,037	76

Other Costs:

We made contributions to multiemployer medical plans totaling $35 million, $35 million in 2009, and $33 million in 2008.

Postemployment Benefit Plans

Obligations:

Our postemployment plans are not funded. The changes in the benefit obligations of the plans and net amount accrued at December 31, 2010 and 2009 were:

	2010	2009
	(in millions)

Accrued benefit obligation at January 1	$116	$115
Service cost	9	8
Interest cost	10	8
Severance	-	-
Benefits paid	(24)	(35)
Assumption changes	(8)	26
Actuarial gains	(12)	(7)
Acquisition	49	-
Currency	-	1

Accrued postemployment costs at December 31	$140	$116

The accrued postemployment costs exclude severance costs related to other Cost Savings Initiatives of $280 million in 2010 and $430 million in 2009. The accrued benefit obligation was determined using a weighted-average discount rate of 6.3% in 2010 and 6.5% in 2009, an assumed ultimate annual turnover rate of 0.5% in 2010 and 2009, assumed compensation cost increases of 4.0% in 2010 and 2009, and assumed benefits as defined in the respective plans. Postemployment costs arising from actions that offer employees benefits in excess of those specified in the respective plans are charged to expense when incurred.

Components of Net Postemployment Costs:

Net postemployment costs consisted of the following for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
	(in millions)

Service cost	$9	$8	$6
Interest cost	10	8	7
Amortization of net (gains) / losses	(2)	2	(2)

Net postemployment costs	$17	$18	$11

The net postemployment costs exclude severance costs related to other Cost Savings Initiatives of $25 million in 2010 and $125 million in 2009. As of December 31, 2010, the estimated net gain for the postemployment benefit plans that we expected to amortize from accumulated other comprehensive earnings / (losses) into net postemployment costs during 2011 was insignificant.

Note 12.  Financial Instruments:

Fair Value of Derivative Instruments:

The fair values of derivative instruments recorded in the consolidated balance sheet as of December 31, 2010 and 2009 were:

	December 31, 2010		December 31, 2009
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
	(in millions)

Derivatives designated as hedging instruments:
Foreign exchange contracts	$24	$115	$8	$158
Commodity contracts	74	5	25	14
Interest rate contracts	58	13	153	-

	$156	$133	$186	$172

Derivatives not designated as hedging instruments:
Foreign exchange contracts	$21	$48	$2	$-
Commodity contracts	202	114	71	62
Interest rate contracts	59	21	-	-

	$282	$183	$73	$62

Total fair value	$438	$316	$259	$234

The majority of the increase in derivatives not designated as hedging instruments was a result of the Cadbury acquisition as we did not re-designate them for hedge accounting. We include the fair value of our asset derivatives within other current assets and the fair value of our liability derivatives within other current liabilities.

The fair values (asset / (liability)) of our derivative instruments at December 31, 2010 were determined using:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Foreign exchange contracts	$(118)	$-	$(118)	$-
Commodity contracts	157	129	28	-
Interest rate contracts	83	-	83	-

Total derivatives	$122	$129	$(7)	$-

The fair values (asset / (liability)) of our derivative instruments at December 31, 2009 were determined using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)

Foreign exchange contracts	$(148)	$-	$(148)	$-
Commodity contracts	20	11	8	1
Interest rate contracts	153	-	153	-

Total derivatives	$25	$11	$13	$1

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

Cash Flow Hedges:

Cash flow hedges affected accumulated other comprehensive earnings / (losses), net of income taxes, as follows:

		2010	2009	2008
		(in millions)

Accumulated gain / (loss) at beginning of period		$101	$(23)	$27
Transfer of realized (gains) / losses in fair value to earnings		(25)	111	26
Unrealized gain / (loss) in fair value		3	13	(76)

Accumulated gain / (loss) at December 31		$79	$101	$(23)

The effect of cash flow hedges for the years ended December 31, 2010 and 2009 was:
	2010		2009
	Gain / (Loss) Recognized in OCI	(Gain) / Loss Reclassified from AOCI into Earnings	Gain / (Loss) Recognized in OCI	(Gain) / Loss Reclassified from AOCI into Earnings
	(in millions)		(in millions)

Foreign exchange contracts - intercompany loans	$2	$(10)	$(12)	$-
Foreign exchange contracts - forecasted transactions	17	(1)	(40)	(27)
Commodity contracts	74	(15)	(27)	138
Interest rate contracts	(90)	1	92	-

Total	$3	$(25)	$13	$111

	2010		2009
	Gain / (Loss) on Ineffectiveness Recognized in Earnings	Gain / (Loss) on Amount Excluded from Effectiveness Testing Recognized in Earnings	Gain / (Loss) on Ineffectiveness Recognized in Earnings	Gain / (Loss) on Amount Excluded from Effectiveness Testing Recognized in Earnings
	(in millions)		(in millions)

Foreign exchange contracts - intercompany loans	$-	$-	$-	$-
Foreign exchange contracts - forecasted transactions	-	-	-	-
Commodity contracts	(6)	3	12	1
Interest rate contracts	-	-	-	-

Total	$(6)	$3	$12	$1

We record (i) the gain or loss reclassified from accumulated other comprehensive earnings / (losses) into earnings, (ii) the gain or loss on ineffectiveness, and (iii) the gain or loss on the amount excluded from effectiveness testing in:

•	cost of sales for commodity contracts;
•	cost of sales or selling, general and administrative expenses for foreign exchange contracts related to forecasted transactions, depending on the type of transaction; and
•	interest and other expense, net for interest rate contracts and foreign exchange contracts related to intercompany loans.

We expected to transfer unrealized gains of $52 million (net of taxes) for commodity cash flow hedges and unrealized gains of $16 million (net of taxes) for foreign currency cash flow hedges and unrealized losses of $1 million (net of taxes) for interest rate cash flow hedges to earnings during the next 12 months.

Hedge Coverage:

As of December 31, 2010, we had hedged forecasted transactions for the following durations:

•	commodity transactions for periods not exceeding the next 17 months;
•	interest rate transactions for periods not exceeding the next 32 years and 4 months; and
•	foreign currency transactions for periods not exceeding the next 13 months.

Fair Value Hedges:

The effect of fair value hedges for the years ended December 31, 2010 and 2009 was:

	InterestExpense	InterestExpense	InterestExpense	InterestExpense
	2010		2009
	Gain / (Loss) Recognized in Income on Derivatives	Gain / (Loss) Recognized in Income on Borrowings	Gain / (Loss) Recognized in Income on Derivatives	Gain / (Loss) Recognized in Income on Borrowings
	(in millions)		(in millions)

Interest rate contracts	$1	$(1)	$7	$(7)

We include the gain or loss on hedged long-term debt and the offsetting loss or gain on the related interest rate swap in interest and other expense, net.

Hedges of Net Investments in Foreign Operations:

The effect of hedges of net investments in foreign operations for the years ended December 31, 2010 and 2009 was:

	2010		2009
	Gain / (Loss) Recognized in OCI	Location of Gain / (Loss) Recorded in AOCI	Gain / (Loss) Recognized in OCI	Location of Gain / (Loss) Recorded in AOCI
	(in millions)		(in millions)

Euro notes	$170	Currency Translation	$(65)	Currency Translation
Pound sterling notes	7	Adjustment	-	Adjustment

Economic Hedges: The effect of economic hedges, derivatives that are not designated as hedging instruments, for the years ended December 31, 2010 and 2009 was:
	2010	2009	Location of Gain / (Loss) Recognized in Earnings
	Gain / (Loss) Recognized in Earnings	Gain / (Loss) Recognized in Earnings
	(in millions)

Foreign exchange contracts:
Intercompany loans and forecasted interest payments	$28	$(10)	Interest expense
Forecasted transactions	(11)	(10)	Cost of sales
Forecasted transactions	(17)	-	Interest expense
Cadbury acquisition related	(395)	-	Interest expense
Interest rate contracts	4	-	Interest expense
Commodity contracts	126	37	Cost of sales

Total	$(265)	$17

The hedging losses related to the Cadbury acquisition were economically offset by foreign exchange movement net gains of $240 million on the pound sterling cash, Cadbury Bridge Facility and payable balances associated with the acquisition. For commodity contracts not designated as hedging instruments, the impact to earnings was insignificant in 2008. For foreign exchange contracts not designated as hedging instruments, we recognized net losses of $50 million in 2008. The majority of these losses were attributable to hedges of intercompany loans and were economically offset with foreign currency gains from the intercompany receivable.

Volume:

As of December 31, 2010 and 2009, we had the following notional amounts of outstanding hedges:

	2010	2009
	(in millions)

Foreign exchange contracts:
Intercompany loans and forecasted interest payments	$2,183	$1,376
Forecasted transactions	1,946	631
Commodity contracts	630	1,832
Interest rate contracts	5,167	2,350
Net investment hedge - euro notes	3,814	4,081
Net investment hedge - pound sterling notes	1,015	-

Note 13. Commitments and Contingencies:

Legal Proceedings:

We routinely are involved in legal proceedings, claims, and governmental inspections or investigations, arising in the ordinary course of our business.

On February 1, 2011, we received a subpoena from the SEC. The subpoena, issued in connection with an investigation under the Foreign Corrupt Practices Act, primarily relates to a Cadbury facility in India that we acquired in the Cadbury acquisition and primarily requests information regarding dealings with Indian governmental agencies and officials to obtain approvals related to the operation of that facility. We are cooperating with the U.S. government in its investigation of these matters.

While we cannot predict with certainty the results of this or any other legal matters in which we are currently involved, we do not expect that the ultimate costs to resolve any of these matters will have a material effect on our financial results.

In 2010, we recorded an insignificant amount of legal charges. In 2009, we recorded $50 million of charges for legal matters related to certain of our European operations.

Third-Party Guarantees:

We have third-party guarantees primarily covering the long-term obligations of our vendors. As part of those transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At December 31, 2010, the carrying amount of our third-party guarantees on our consolidated balance sheet and the maximum potential payment under these guarantees was $26 million. Substantially all of these guarantees expire at various times through 2018.

Leases:

Rental expenses were $514 million in 2010, $505 million in 2009, and $505 million in 2008. As of December 31, 2010, minimum rental commitments under non-cancelable operating leases in effect at year-end were (in millions):

2011	$470
2012	324
2013	225
2014	169
2015	130
Thereafter	244

Note 14. Income Taxes:

Earnings from continuing operations before income taxes and the provision for income taxes consisted of the following for the years ended December 31, 2010, 2009, and 2008:

	2010	2009	2008
	(in millions)

Earnings from continuing operations before income taxes:
United States	$1,071	$2,047	$1,136
Outside United States	2,571	1,899	1,200

Total	$3,642	$3,946	$2,336

Provision for income taxes:
United States federal:
Current	$91	$335	$321
Deferred	322	108	(12)

	413	443	309
State and local:
Current	47	82	52
Deferred	61	(39)	(21)

	108	43	31

Total United States	521	486	340

Outside United States:
Current	763	681	490
Deferred	(137)	(31)	(172)

Total outside United States	626	650	318

Total provision for income taxes	$1,147	$1,136	$658

The 2010 earnings and gain from discontinued operations from the sale of the Frozen Pizza business included tax expense of $1.2 billion. Additionally, the 2008 earnings and gain from discontinued operations from the split-off of the Post cereals business included a net tax benefit of $104 million.

As of January 1, 2010, our unrecognized tax benefits were $829 million. If we had recognized all of these benefits, the net impact on our income tax provision would have been $661 million. Our unrecognized tax benefits were $1,281 million at December 31, 2010, and if we had recognized all of these benefits, the net impact on our income tax provision would have been $1,062 million. The amount of unrecognized tax benefits could decrease by approximately $50 million during the next 12 months due to the potential resolution of certain foreign, U.S. federal and state examinations. Furthermore, we recorded $357 million of unrecognized tax benefits and $47 million of accrued interest and penalties as part of our purchase price allocations for Cadbury. We include accrued interest and penalties related to uncertain tax positions in our tax provision. We had accrued interest and penalties of $210 million as of January 1, 2010 and $246 million as of December 31, 2010. Our 2010 provision for income taxes included a $3 million net benefit for interest and penalties as reversals exceeded expense accruals during the year, due to the resolution of a federal tax audit, settlements with various foreign and state tax authorities and the expiration of the statutes of limitations in various jurisdictions. We also paid interest and penalties of $11 million during 2010.

The changes in our unrecognized tax benefits for the years ended December 31, 2010, 2009 and 2008 were (in millions):

	2010		2009		2008

January 1	$829		$807		$850
Increases from positions taken during prior periods	49		90		17
Decreases from positions taken during prior periods	(146)		(205)		(90)
Increases from positions taken during the current period	229		146		98
(Decreases) / increases from acquisition adjustments	357		-		(22)
Decreases relating to settlements with taxing authorities	(19)		(26)		(8)
Reductions resulting from the lapse of the applicable statute of limitations	(10)		(14)		(13)
Currency / other	(8)		31		(25)

December 31	$1,281		$829		$807

We are regularly examined by federal and various state and foreign tax authorities. The U.S. federal statute of limitations remains open for the year 2004 and onward. During 2010, we reached a final resolution on a federal tax audit for the years 2000 through 2003. In addition, we are currently under examination by tax authorities in various U.S. state and foreign jurisdictions. U.S. state and foreign jurisdictions have statutes of limitations generally ranging from three to five years. Years still open to examination by foreign tax authorities in major jurisdictions include Australia (2008 onward), Brazil (2005 onward), Canada (2003 onward), France (2006 onward), Germany (1999 onward), India (2003 onward), Russia (2004 onward), Spain (2002 onward), and United Kingdom (2006 onward).

At December 31, 2010, applicable U.S. federal income taxes and foreign withholding taxes had not been provided on approximately $8.4 billion of accumulated earnings of foreign subsidiaries that are expected to be permanently reinvested. It is impractical for us to determine the amount of unrecognized deferred tax liabilities on these permanently reinvested earnings.

The effective income tax rate on pre-tax earnings differed from the U.S. federal statutory rate for the following reasons for the years ended December 31, 2010, 2009 and 2008:

	2010		2009		2008
	(2009 & 2008 revised)

U.S. federal statutory rate	35.0%		35.0%		35.0%
Increase / (decrease) resulting from:
State and local income taxes, net of federal tax benefit excluding IRS audit impacts	1.9%		1.9%		2.7%
Benefit principally related to reversal of federal and state reserves on IRS audit settlements	(2.3%	)	(3.1%)		-
Reversal of other tax accruals no longer required	(0.5%	)	(0.4%	)	(1.8% )
U.S. Health Care Legislation	3.8%		-		-
Foreign rate differences	(6.0%	)	(2.2%	)	(5.7% )
Other	(0.4%	)	(2.4%	)	(2.0% )

Effective tax rate	31.5%		28.8%		28.2%

Our 2010 effective tax rate included net tax benefits of $123 million, primarily due to the favorable resolution of a federal tax audit and the resolution of several items in our international operations, partially offset by a $137 million write-off of deferred tax assets as a result of the U.S. health care legislation enacted in March 2010.

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

The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities consisted of the following at December 31, 2010 and 2009:

	00000000	00000000	00000000	00000000
	2010	2009
	(in millions)

Deferred income tax assets:
Accrued postretirement and postemployment benefits	$1,103	$1,472
Accrued pension costs	458	456
Other	2,064	1,997

Total deferred income tax assets	3,625	3,925

Valuation allowance	(400)	(97)

Net deferred income tax assets	$3,225	$3,828

Deferred income tax liabilities:
Trade names	$(7,606)	$(4,431)
Property, plant and equipment	(1,845)	(2,029)
Other	(611)	(1,055)

Total deferred income tax liabilities	(10,062)	(7,515)

Net deferred income tax liabilities	$(6,837)	$(3,687)

The majority of the increase in valuation allowances on deferred tax assets was a result of our Cadbury acquisition. Our significant allowances reside within our operating subsidiaries in Ireland, Brazil, China, U.S., Nigeria and Japan.

Note 15.   Earnings Per Share:

Basic and diluted EPS from continuing and discontinued operations were calculated using the following:

	For the Years Ended December 31,
	2010	2009	2008
	(in millions, except per share data; 2009 & 2008 revised)

Earnings from continuing operations	$2,495	$2,810	$1,678
Earnings and gain from discontinued operations, net of income taxes	1,644	218	1,215

Net earnings	4,139	3,028	2,893
Noncontrolling interest	25	7	9

Net earnings attributable to Kraft Foods	$4,114	$3,021	$2,884

Weighted-average shares for basic EPS	1,715	1,478	1,505
Plus incremental shares from assumed conversions of stock options and long-term incentive plan shares	5	8	10

Weighted-average shares for diluted EPS	1,720	1,486	1,515

Basic earnings per share attributable to Kraft Foods:
Continuing operations	$1.44	$1.90	$1.11
Discontinued operations	0.96	0.14	0.81

Net earnings attributable to Kraft Foods	$2.40	$2.04	$1.92

Diluted earnings per share attributable to Kraft Foods:
Continuing operations	$1.44	$1.89	$1.10
Discontinued operations	0.95	0.14	0.80

Net earnings attributable to Kraft Foods	$2.39	$2.03	$1.90

We exclude antidilutive Kraft Foods stock options from our calculation of weighted-average shares for diluted EPS. We excluded 28.5 million antidilutive options for the year ended December 31, 2010, 23.0 million antidilutive options for the year ended December 31, 2009 and 11.3 million antidilutive options for the year ended December 31, 2008.

Note 16.   Segment Reporting:

We manufacture and market packaged food products, including snacks, beverages, cheese, convenient meals and various packaged grocery products. We manage and report operating results through three geographic units: Kraft Foods North America, Kraft Foods Europe and Kraft Foods Developing Markets. We manage the operations of Kraft Foods North America and Kraft Foods Europe by product category, and we manage the operations of Kraft Foods Developing Markets by location. Our reportable segments are U.S. Beverages, U.S. Cheese, U.S. Convenient Meals, U.S. Grocery, U.S. Snacks, Canada & N.A. Foodservice, Kraft Foods Europe and Kraft Foods Developing Markets. The results of operations from our Cadbury acquisition are reflected within our U.S. Snacks, Canada & N.A. Foodservice, Kraft Foods Europe and Kraft Foods Developing Markets segments.

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

Segment data were:

	For the Years Ended December 31,
	2010	2009	2008
	(in millions; 2009 & 2008 revised)
Net revenues:
Kraft Foods North America:
U.S. Beverages	$3,212	$3,057	$3,001
U.S. Cheese	3,528	3,605	4,007
U.S. Convenient Meals	3,131	3,029	2,947
U.S. Grocery	3,398	3,453	3,389
U.S. Snacks	6,001	4,964	5,025
Canada & N.A. Foodservice	4,696	3,922	4,147
Kraft Foods Europe	11,628	8,768	9,728
Kraft Foods Developing Markets	13,613	7,956	8,248

Net revenues	$49,207	$38,754	$40,492

	For the Years Ended December 31,
	2010	2009	2008
	(in millions; 2009 & 2008 revised)

Earnings from continuing operations before income taxes:
Operating income:
Kraft Foods North America:
U.S. Beverages	$564	$511	$381
U.S. Cheese	598	667	563
U.S. Convenient Meals	268	234	125
U.S. Grocery	1,164	1,146	1,009
U.S. Snacks	845	723	638
Canada & N.A. Foodservice	582	462	395
Kraft Foods Europe	1,115	785	182
Kraft Foods Developing Markets	1,577	936	815
Unrealized gains / (losses) on hedging activities	67	203	(205)
Certain U.S. pension plan costs	(179)	(165)	-
General corporate expenses	(724)	(293)	(304)
Amortization of intangibles	(211)	(26)	(23)

Operating income	5,666	5,183	3,576
Interest and other expense, net	(2,024)	(1,237)	(1,240)

Earnings from continuing operations before income taxes	$3,642	$3,946	$2,336

Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 14% of consolidated net revenues in 2010, 16% in 2009 and 16% in 2008. These net revenues occurred primarily in the Kraft Foods North America segment.

In 2010, the change in unrealized gains on hedging activities of $67 million primarily resulted from gains associated with commodity hedging activities. In 2009, the change in unrealized gains on hedging activities of $203 million primarily resulted from the 2008 unrealized losses on energy derivatives becoming realized in 2009 and therefore, included in segment operating income. In 2008, the change in unrealized losses on hedging activities of $205 million primarily related to energy derivatives, including heating oil (used primarily to hedge transportation costs) and natural gas contracts.

The 2010 increase in general corporate expenses was primarily due to acquisition-related transaction fees, Integration Program costs and the impact of Cadbury’s corporate charges. We incurred acquisition-related transaction fees of $218 million in 2010 and $40 million in 2009. We recorded these charges in operations as part of general corporate expenses. In 2009, general corporate expenses included $50 million of charges for legal matters related to certain of our European operations. In 2008, we recorded $72 million in charges for legal matters related to certain of our U.S. and European operations, including U.S. coffee operations and represented the primary reason general corporate expenses increased $101 million in 2008.

As described in Note 2, Acquisitions and Divestitures, we divested several operations, and recorded net gains / (losses) on these divestitures in segment operating income as follows:

	For the Years Ended December 31,
	2010	2009	2008
		(in millions)

Kraft Foods North America:
U.S. Beverages	$-	$-	$(1)
U.S. Cheese	(6)	-	-
U.S. Convenient Meals	-	-	-
U.S. Grocery	-	-	-
U.S. Snacks	-	11	-
Canada & N.A. Foodservice	-	-	-
Kraft Foods Europe	-	(17)	(91)
Kraft Foods Developing Markets	-	-	-

Gains / (losses) on divestitures, net	$(6)	$(6)	$(92)

Total assets, depreciation expense and capital expenditures by segment were:

	2010	2009
	(in millions)

Total assets:
Kraft Foods North America:
U.S. Beverages	$2,513	$2,382
U.S. Cheese	4,633	4,589
U.S. Convenient Meals	2,064	3,063
U.S. Grocery	5,574	5,565
U.S. Snacks	20,895	16,418
Canada & N.A. Foodservice	7,207	5,051
Kraft Foods Europe	24,261	16,073
Kraft Foods Developing Markets	25,738	11,087
Unallocated assets (1)	2,404	2,486

Total assets	$95,289	$66,714

(1)    Unallocated assets consist primarily of cash and cash equivalents, deferred income taxes, centrally held property, plant and equipment, prepaid pension assets and derivative financial instrument balances.

	For the Years Ended December 31,
	2010	2009	2008
	(in millions; 2009 & 2008 revised)

Depreciation expense:
Kraft Foods North America:
U.S. Beverages	$73	$69	$68
U.S. Cheese	67	66	66
U.S. Convenient Meals	61	67	62
U.S. Grocery	88	82	78
U.S. Snacks	139	127	129
Canada & N.A. Foodservice	110	83	93
Kraft Foods Europe	355	237	265
Kraft Foods Developing Markets	320	157	160

Total - continuing operations	1,213	888	921
Discontinued operations	16	17	42

Total depreciation expense	$1,229	$905	$963

	For the Years Ended December 31,
	2010	2009	2008
	(in millions)

Capital expenditures:
Kraft Foods North America:
U.S. Beverages	$88	$82	$110
U.S. Cheese	88	72	97
U.S. Convenient Meals	109	135	143
U.S. Grocery	76	85	87
U.S. Snacks	245	190	122
Canada & N.A. Foodservice	112	94	98
Kraft Foods Europe	334	292	285
Kraft Foods Developing Markets	607	319	368

Total - continuing operations	1,659	1,269	1,310
Discontinued operations	2	61	57

Total capital expenditures	$1,661	$1,330	$1,367

Net revenues by consumer sector, which reflects Kraft macaroni and cheese dinners in the Convenient Meals sector and separates Canada & N.A. Foodservice, Kraft Foods Europe and Kraft Foods Developing Markets into sector components, were:

	For the Year Ended December 31, 2010
	Kraft Foods North America	Kraft Foods Europe	Kraft Foods Developing Markets	Total

	(in millions)

Biscuits (1)	$5,646	$2,322	$2,815	$10,783
Confectionery (1)	1,807	5,224	6,657	13,688
Beverages	3,742	2,522	2,536	8,800
Cheese	5,090	982	904	6,976
Grocery	3,088	334	579	4,001
Convenient Meals	4,593	244	122	4,959

Total net revenues	$23,966	$11,628	$13,613	$49,207

	For the Year Ended December 31, 2009
	Kraft Foods North America	Kraft Foods Europe	Kraft Foods Developing Markets	Total
	(in millions; as revised)

Biscuits (1)	$5,628	$2,330	$2,446	$10,404
Confectionery (1)	301	2,446	1,891	4,638
Beverages	3,545	2,390	2,094	8,029
Cheese	4,980	972	844	6,796
Grocery	3,136	369	566	4,071
Convenient Meals	4,440	261	115	4,816

Total net revenues	$22,030	$8,768	$7,956	$38,754

	For the Year Ended December 31, 2008
	Kraft Foods North America	Kraft Foods Europe	Kraft Foods Developing Markets	Total
	(in millions; as revised)

Biscuits (1)	$5,659	$2,706	$2,592	$10,957
Confectionery (1)	292	2,585	2,076	4,953
Beverages	3,509	2,625	2,081	8,215
Cheese	5,525	1,109	828	7,462
Grocery	3,211	394	567	4,172
Convenient Meals	4,320	309	104	4,733

Total net revenues	$22,516	$9,728	$8,248	$40,492

(1)    We previously reported Biscuits and Confectionery combined as Snacks. With the Cadbury acquisition, the Biscuits and

Confectionery sectors have been broken out separately. The Biscuits sector primarily includes Cookies, Crackers and Salted Snacks. The Confectionery sector primarily includes Chocolate, Gum and Candy.

Geographic data for net revenues, long-lived assets and total assets were:

	For the Years Ended December 31,
	2010	2009	2008
	(in millions; 2009 & 2008 revised)
Net revenues:
United States	$20,934	$19,713	$20,168
Europe	15,733	11,471	12,868
Other	12,540	7,570	7,456

Total net revenues	$49,207	$38,754	$40,492

	00000000	00000000	00000000	00000000	00000000
	2010	2009
	(in millions)
Long-lived assets:
United States	$35,200	$31,773
Europe	25,333	16,077
Other	18,535	6,410

Total long-lived assets	$79,068	$54,260

Total assets:
United States	$40,085	$35,816
Europe	31,811	21,915
Other	23,393	8,983

Total assets	$95,289	$66,714

Note 17. Quarterly Financial Data (Unaudited):

	2010 Quarters
	First	Second	Third	Fourth
	(in millions, except per share data)

Net revenues	$11,318	$12,253	$11,863	$13,773

Gross profit	$4,089	$4,694	$4,321	$4,798

Earnings from continuing operations	$249	$939	$760	$547

Earnings and gain from discontinued operations, net of income taxes	1,644	-	-	-

Net earnings	1,893	939	760	547
Noncontrolling interest	10	2	6	7

Net earnings attributable to Kraft Foods	$1,883	$937	$754	$540

Weighted-average shares for diluted EPS	1,620	1,752	1,754	1,757

Per share data:
Basic EPS attributable to Kraft Foods:
Continuing operations	$0.15	$0.54	$0.43	$0.31
Discontinued operations	1.02	-	-	-

Net earnings attributable to Kraft Foods	$1.17	$0.54	$0.43	$0.31

Diluted EPS attributable to Kraft Foods:
Continuing operations	$0.15	$0.53	$0.43	$0.31
Discontinued operations	1.01	-	-	-

Net earnings attributable to Kraft Foods	$1.16	$0.53	$0.43	$0.31

Dividends declared	$0.29	$0.29	$0.29	$0.29

Market price - high	$30.98	$31.09	$31.98	$32.67
- low	$27.09	$27.49	$27.59	$29.80

	2009 Quarters
	First	Second	Third	Fourth
	(in millions, except per share data; as revised)

Net revenues	$8,979	$9,781	$9,397	$10,597

Gross profit	$3,100	$3,512	$3,378	$3,945

Earnings from continuing operations	$603	$781	$774	$652

Earnings and gain from discontinued operations, net of income taxes	59	48	52	59

Net earnings	662	829	826	711
Noncontrolling interest	2	2	2	1

Net earnings attributable to Kraft Foods	$660	$827	$824	$710

Weighted-average shares for diluted EPS	1,483	1,484	1,487	1,487

Per share data:
Basic EPS attributable to Kraft Foods:
Continuing operations	$0.41	$0.53	$0.52	$0.44
Discontinued operations	0.04	0.03	0.04	0.04

Net earnings attributable to Kraft Foods	$0.45	$0.56	$0.56	$0.48

Diluted EPS attributable to Kraft Foods:
Continuing operations	$0.41	$0.53	$0.52	$0.44
Discontinued operations	0.04	0.03	0.03	0.04

Net earnings attributable to Kraft Foods	$0.45	$0.56	$0.55	$0.48

Dividends declared	$0.29	$0.29	$0.29	$0.29

Market price - high	$29.84	$27.24	$29.11	$27.84
- low	$20.81	$21.94	$25.41	$25.72

Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not equal the total for the year.

During 2010, we recorded the following pre-tax charges / (gains) in earnings from continuing operations:

	2010 Quarters
	First	Second	Third	Fourth
	(in millions)

Asset impairment and exit costs	$-	$-	$(9)	$27
(Gains) / losses on divestitures, net	-	-	-	6

	$-	$-	$(9)	$33

During 2009, we recorded the following pre-tax charges / (gains) in earnings from continuing operations:
	2009 Quarters
	First	Second	Third	Fourth
	(in millions)

Asset impairment and exit costs	$-	$(26)	$-	$(38)
(Gains) / losses on divestitures, net	-	17	-	(11)

	$-	$(9)	$-	$(49)

Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not equal the total for the year.

Note 18.  Subsequent Events:

We evaluated subsequent events and included all accounting and disclosure requirements related to subsequent events in our financial statements.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, together with our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rule 13a-15(e)) as of the end of the period covered by this report. We acquired Cadbury Limited (formerly, Cadbury plc) (“Cadbury”) in the first quarter of 2010, and it represented approximately 32% of our total assets as of December 31, 2010. As the acquisition occurred in the first quarter of 2010, the scope of our assessment of the effectiveness of internal control over financial reporting does not include Cadbury. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended December 31, 2010, and noted the following significant changes.

•

In 2008, we began implementing “Catalyst,” a business initiative to simplify and harmonize our systems processes. This multi-year program includes the delivery of SAP enterprise software applications and business solutions. During the quarter ended December 31, 2010, we transitioned some of our processes and procedures into the SAP control environment within Kraft Foods North America and Kraft Foods Developing Markets. As we migrate to the SAP environment, our management ensures that our key controls are mapped to applicable SAP controls, tests transition controls prior to the migration date of those controls, and as appropriate, maintains and evaluates controls over the flow of information to and from SAP. We expect the transition period to be completed in 2011.

We determined that there were no other changes in our internal control over financial reporting during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.

Management reviewed the results of our assessment with the Audit Committee of our Board of Directors. Based on this assessment, management determined that, as of December 31, 2010, we maintained effective internal control over financial reporting.

PricewaterhouseCoopers LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements included in this report, has audited our internal control over financial reporting as of December 31, 2010.

February 28, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Kraft Foods Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, equity and cash flows present fairly, in all material respects, the financial position of Kraft Foods Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in the Report of Management on Internal Control over Financial Reporting management has excluded Cadbury Limited (formerly, Cadbury plc) (“Cadbury”) from its assessment of internal control over financial reporting as of December 31, 2010 because it was acquired by the Company in a purchase business combination during 2010. We have also excluded Cadbury from our audit of internal control over financial reporting. Cadbury is a wholly-owned subsidiary whose total assets and total revenues represent 32% and 19%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2010.

/s/ PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois

February 28, 2011

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information required by this Item 10 is included under the headings “Election of Directors,” “Corporate Governance,” “Audit Committee Matters” and “Nominating and Governance Committee Matters” in our definitive Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on May 24, 2011 (“2011 Proxy Statement”). All of this information is incorporated by reference into this Annual Report.

The information on our Web site is not, and shall not be deemed to be, a part of this Annual Report or incorporated into any other filings we make with the SEC.

On June 8, 2010, we filed our Annual CEO Certification as required by Section 303A.12 of the NYSE Listed Company Manual.

Item 11.  Executive Compensation.

Information required by this Item 11 is included under the headings “Human Resources and Compensation Committee Matters,” “Compensation Discussion and Analysis” and “Executive Compensation Tables” in our 2011 Proxy Statement. All of this information is incorporated by reference into this Annual Report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The number of shares to be issued upon exercise or vesting of awards issued under, and the number of shares remaining available for future issuance under, our equity compensation plans at December 31, 2010 were:

Equity Compensation Plan Information

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	62,178,855	$27.71	74,224,112

(1)	Includes vesting of deferred and long-term incentive plan stock.

Information related to the security ownership of certain beneficial owners and management is included in our 2011 Proxy Statement under the heading “Ownership of Equity Securities” and is incorporated by reference into this Annual Report.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item 13 is included under the heading “Corporate Governance - Certain Relationships and Transactions with Related Persons” in our 2011 Proxy Statement. Information about director independence is included under the heading “Corporate Governance - Director Independence” in our 2011 Proxy Statement.  All of this information is incorporated by reference into this Annual Report.

Item 14.  Principal Accountant Fees and Services.

Information required by this Item 14 is included under the heading “Audit Committee Matters” in our 2011 Proxy Statement. All of this information is incorporated by reference into this Annual Report.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	Index to Consolidated Financial Statements and Schedules

Schedules other than those listed above have been omitted either because such schedules are not required or are not applicable.

(b)	The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

2.1	RMT Transaction Agreement, among the Registrant, Cable Holdco, Inc., Ralcorp Holdings, Inc. and Ralcorp Mailman LLC, dated as of November 15, 2007 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 20, 2007).

2.2	Master Sale and Purchase Agreement, between Groupe Danone S.A. and Kraft Foods Global, Inc., dated October 29, 2007 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*

2.3	Asset Purchase Agreement, dated January 4, 2010, by and among Kraft Foods Global, Inc., Kraft Foods Global Brands LLC, Kraft Pizza Company, Kraft Canada Inc. and Nestlé USA, Inc. (pursuant to Item 601(b)(2) of Regulation S-K, annexes and schedules to the Asset Purchase Agreement have been omitted; annexes and schedules will be supplementally provided to the SEC upon request) (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 6, 2010).

3.1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 24, 2011).

3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 24, 2011).

4.1	The Registrant agrees to furnish copies of any instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries that does not exceed 10 percent of the total assets of the Registrant and its consolidated subsidiaries to the SEC upon request.

4.2	Indenture, by and between the Registrant and Deutsche Bank Trust Company Americas (as successor trustee to The Bank of New York and The Chase Manhattan Bank), dated as of October 17, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (Reg. No. 333-86478) filed with the SEC on April 18, 2002).

10.1	$4.5 Billion 3-Year Revolving Credit Agreement, by and among the Registrant, the initial lenders named therein, Deutsche Bank AG New York Branch, Citibank, N.A., HSBC Securities (USA) Inc., Credit Suisse Securities (USA) LLC, and JPMorgan Chase Bank, N.A., dated as of November 30, 2009 (incorporated by reference to Exhibit 99.10 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 4, 2009).

10.2	Master Professional Services Agreement, among Kraft Foods Global, Inc., EDS Information Services, L.L.C. and Electronic Data Systems Corporation, dated as of April 27, 2006 (incorporated by reference to Exhibit 10.25 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).*

10.3	Tax Sharing Agreement, by and between the Registrant and Altria Group, Inc., dated as of March 30, 2007 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2007).

10.4	Kraft Foods Inc. Amended and Restated 2005 Performance Incentive Plan, amended as of December 31, 2009 (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2010).+

10.5	Form of Kraft Foods Inc. Amended and Restated 2005 Performance Incentive Plan Restricted Stock Agreement.+

10.6	Form of Kraft Foods Inc. Amended and Restated 2005 Performance Incentive Plan Non-Qualified U.S. Stock Option Award Agreement.+

10.7	Kraft Foods Inc. Long-Term Incentive Plan, effective as of January 1, 2011.+

10.8	Kraft Foods Inc. Supplemental Benefits Plan I (including First Amendment adding Supplement A) (incorporated by reference to Exhibit 10.7 to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 2, 2001).+

10.9	Kraft Foods Inc. Supplemental Benefits Plan II (incorporated by reference to Exhibit 10.8 to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 2, 2001).+

10.10	Form of Employee Grantor Trust Enrollment Agreement (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of Altria Group, Inc. for the year ended December 31, 1995).+

10.11	Kraft Foods Inc. 2006 Stock Compensation Plan for Non-Employee Directors, amended as of December 31, 2008 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2009).+

10.12	Kraft Foods Inc. 2001 Compensation Plan for Non-Employee Directors, amended as of December 31, 2008 (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2009).+

10.13	Kraft Foods Inc. Change in Control Plan for Key Executives, amended as of December 31, 2009 (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2010).+

10.14	Kraft Executive Deferred Compensation Plan.+

10.15	Kraft Executive Deferred Compensation Plan Adoption Agreement, effective as of May 1, 2009.+

10.16	Offer of Employment Letter, between the Registrant and Irene B. Rosenfeld, dated June 26, 2006 (incorporated by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).+

10.17	Amendment to Offer of Employment Letter, between the Registrant and Irene B. Rosenfeld, amended as of December 31, 2008 (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2009).+

10.18	Offer of Employment Letter, between the Registrant and Timothy R. McLevish, dated August 22, 2007 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).+

10.19	Amendment to Offer of Employment Letter, between the Registrant and Timothy R. McLevish, amended as of December 31, 2008 (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2009).+

10.20	Offer of Employment Letter, between the Registrant and Sanjay Khosla, dated December 1, 2006 (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2009).+

10.21	Amendment to Offer of Employment Letter, between the Registrant and Sanjay Khosla, amended as of December 31, 2008 (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2009).+

10.22	Offer of Employment Letter, between the Registrant and Michael A. Clarke, dated as of December 11, 2008 (incorporated by reference to 10.27 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2009).+

10.23	Offer of Employment Letter, between the Registrant and W. Anthony Vernon, dated June 17, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2009).+

10.24	Amendment to Offer of Employment Letter, between the Registrant and W. Anthony Vernon, amended as of November 23, 2009 (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2010).+

10.25	Offer of Employment Letter, between the Registrant and Sam B. Rovit, dated January 14, 2011.+

10.26	Form of Indemnification Agreement for Non-Employee Directors (incorporated by reference to 10.28 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2009).+

10.27	Indemnification Agreement between the Registrant and Irene B. Rosenfeld, dated January 27, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 2, 2009).+

12.1	Computation of Ratios of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following materials from Kraft Foods’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Equity, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements, tagged as blocks of text, and (vi) document and entity information.

*	Pursuant to a request for confidential treatment, portions of this exhibit have been redacted from the publicly filed document and have been furnished separately to the SEC as required by Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRAFT FOODS INC.

By:	/s/ TIMOTHY R. MCLEVISH
(Timothy R. McLevish,
Executive Vice President
and Chief Financial Officer)

Date: February 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ IRENE B. ROSENFELD (Irene B. Rosenfeld)	Director, Chairman and Chief Executive Officer	February 28, 2011

/s/ TIMOTHY R. MCLEVISH (Timothy R. McLevish)	Executive Vice President and Chief Financial Officer	February 28, 2011

/s/ KIM HARRIS JONES (Kim Harris Jones)	Senior Vice President and Corporate Controller	February 28, 2011

/s/ AJAYPAL S. BANGA (Ajaypal S. Banga)	Director	February 28, 2011

/s/ MYRA M. HART (Myra M. Hart)	Director	February 28, 2011

/s/ LOIS D. JULIBER (Lois D. Juliber)	Director	February 28, 2011

/s/ MARK D. KETCHUM (Mark D. Ketchum)	Director	February 28, 2011

/s/ RICHARD A. LERNER, M.D. (Richard A. Lerner, M.D.)	Director	February 28, 2011

/s/ MACKEY J. MCDONALD (Mackey J. McDonald)	Director	February 28, 2011

/s/ JOHN C. POPE (John C. Pope)	Director	February 28, 2011

/s/ FREDRIC G. REYNOLDS (Fredric G. Reynolds)	Director	February 28, 2011

/s/ JEAN-FRANÇOIS M.L. VAN BOXMEER (Jean-François M.L, van Boxmeer)	Director	February 28, 2011

/s/ DEBORAH C. WRIGHT (Deborah C. Wright)	Director	February 28, 2011

/s/ FRANK G. ZARB (Frank G. Zarb)	Director	February 28, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Kraft Foods Inc.:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 28, 2011 appearing in the 2010 Annual Report on Form 10-K of Kraft Foods Inc. also included an audit of the financial statement schedule listed in Item 15(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois

February 28, 2011

S-1

Kraft Foods Inc. and Subsidiaries

Valuation and Qualifying Accounts

for the years ended December 31, 2010, 2009 and 2008

(in millions)

	Balancenat	Balancenat	Balancenat	Balancenat	Balancenat
Col. A	Col. B	Col. C		Col. D	Col. E
	Balance at Beginning of Period	Additions		Deductions	Balance at End of Period
Description		Charged to Costs and Expenses	Charged to Other Accounts
			(a)	(b)

2010:
Allowance for discounts	$8	$49	$1	$47	$11
Allowance for doubtful accounts	138	89	82	32	277
Allowance for deferred taxes	97	30	305	32	400

	$243	$168	$388	$111	$688

2009:
Allowance for discounts	$28	$35	$4	$59	$8
Allowance for doubtful accounts	128	32	13	35	138
Allowance for deferred taxes	84	19	13	19	97

	$240	$86	$30	$113	$243

2008:
Allowance for discounts	$5	$73	$17	$67	$28
Allowance for doubtful accounts	118	47	(22)	15	128
Allowance for deferred taxes	105	11	(16)	16	84

	$228	$131	$(21)	$98	$240

Notes:

(a)	Primarily related to divestitures, acquisitions and currency translation.
(b)	Represents charges for which allowances were created.

S-2