Form 10-Q
period 2011-03-31
KRAFT FOODS INC
filed 2011-05-06
CIK 1103982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

At April 29, 2011, there were 1,757,876,206 shares of the registrant’s common stock outstanding.

Kraft Foods Inc.

In this report, “Kraft Foods,” “we,” “us” and “our” refers to Kraft Foods Inc. and subsidiaries, and “Common Stock” refers to Kraft Foods’ Class A common stock.

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010

Net revenues	$12,573	$11,318
Cost of sales	7,937	7,229

Gross profit	4,636	4,089
Selling, general and administrative expenses	2,933	2,850
Amortization of intangibles	57	33

Operating income	1,646	1,206

Interest and other expenses, net	446	624

Earnings from continuing operations before income taxes	1,200	582

Provision for income taxes	398	333

Earnings from continuing operations	802	249

Earnings and gain from discontinued operations, net of income taxes (Note 2)	–	1,644

Net earnings	802	1,893

Noncontrolling interest	3	10

Net earnings attributable to Kraft Foods	$799	$1,883

Per share data:

Basic earnings per share attributable to Kraft Foods:
Continuing operations	$0.46	$0.15
Discontinued operations	–	1.02

Net earnings attributable to Kraft Foods	$0.46	$1.17

Diluted earnings per share attributable to Kraft Foods:
Continuing operations	$0.45	$0.15
Discontinued operations	–	1.01

Net earnings attributable to Kraft Foods	$0.45	$1.16

Dividends declared	$0.29	$0.29

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions of dollars)

(Unaudited)

	March 31,	December 31,
	2011	2010

ASSETS
Cash and cash equivalents	$2,088	$2,481
Receivables (less allowances of $241 in 2011 and $246 in 2010)	7,131	6,539
Inventories, net	6,116	5,310
Deferred income taxes	969	898
Other current assets	1,225	993

Total current assets	17,529	16,221

Property, plant and equipment, net	14,003	13,792
Goodwill	38,592	37,856
Intangible assets, net	26,351	25,963
Prepaid pension assets	117	86
Other assets	1,677	1,371

TOTAL ASSETS	$98,269	$95,289

LIABILITIES
Short-term borrowings	$1,812	$750
Current portion of long-term debt	3,945	1,115
Accounts payable	5,535	5,409
Accrued marketing	2,893	2,515
Accrued employment costs	1,194	1,292
Other current liabilities	4,400	4,579

Total current liabilities	19,779	15,660

Long-term debt	24,288	26,859
Deferred income taxes	8,252	7,984
Accrued pension costs	1,881	2,382
Accrued postretirement health care costs	3,052	3,046
Other liabilities	3,518	3,416

TOTAL LIABILITIES	60,770	59,347

Contingencies (Note 12)

EQUITY
Common Stock, no par value (1,996,537,778 shares issued in 2011 and 2010)	–	–
Additional paid-in capital	31,182	31,231
Retained earnings	16,876	16,619
Accumulated other comprehensive losses	(2,744)	(3,890)
Treasury stock, at cost	(7,933)	(8,126)

Total Kraft Foods Shareholders’ Equity	37,381	35,834
Noncontrolling interest	118	108

TOTAL EQUITY	37,499	35,942

TOTAL LIABILITIES AND EQUITY	$98,269	$95,289

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(in millions of dollars, except per share data)

(Unaudited)

	Kraft Foods Shareholders’ Equity
				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Retained	Earnings /	Treasury	Noncontrolling	Total
	Stock	Capital	Earnings	(Losses)	Stock	Interest	Equity

Balances at January 1, 2010	$–	$23,611	$14,636	$(3,955)	$(8,416)	$96	$25,972
Comprehensive earnings / (losses):
Net earnings	–	–	4,114	–	–	25	4,139
Other comprehensive earnings, net of income taxes	–	–	–	65	–	(19)	46

Total comprehensive earnings *						6	4,185

Exercise of stock options and issuance of other stock awards	–	153	(106)	–	290	–	337
Cash dividends declared ($1.16 per share)	–	–	(2,025)	–	–	–	(2,025)
Net impact of noncontrolling interests from Cadbury acquisition	–	38	–	–	–	33	71
Purchase from noncontrolling interest, dividends paid and other activities	–	(28)	–	–	–	(27)	(55)
Issuance of Common Stock	–	7,457	–	–	–	–	7,457

Balances at December 31, 2010	$–	$31,231	$16,619	$(3,890)	$(8,126)	$108	$35,942
Comprehensive earnings / (losses):
Net earnings	–	–	799	–	–	3	802
Other comprehensive earnings, net of income taxes	–	–	–	1,146	–	10	1,156

Total comprehensive earnings**						13	1,958

Exercise of stock options and issuance of other stock awards	–	(52)	(33)	–	193	–	108
Cash dividends declared ($0.29 per share)	–	–	(509)	–	–	–	(509)
Purchase from noncontrolling interest, dividends paid and other activities	–	3	–	–	–	(3)	–

Balances at March 31, 2011	$–	$31,182	$16,876	$(2,744)	$(7,933)	$118	$37,499

*	For the three months ended March 31, 2010 total comprehensive earnings were $1,407 million, and comprehensive earnings attributable to Kraft Foods were $1,416 million.
**	For the three months ended March 31, 2011, comprehensive earnings attributable to Kraft Foods were $1,945 million.

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions of dollars)

(Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010

CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES
Net earnings	$802	$1,893
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	372	313
Stock-based compensation expense	44	40
Deferred income tax provision	(177)	116
Gain on discontinued operations (Note 2)	–	(1,596)
Other non-cash expense, net	30	(166)
Change in assets and liabilities, excluding the effects of acquisitions and divestitures:
Receivables, net	(464)	(176)
Inventories, net	(694)	(163)
Accounts payable	(122)	24
Other current assets	(233)	168
Other current liabilities	(33)	(498)
Change in pension and postretirement assets and liabilities, net	(511)	40

Net cash used in operating activities	(986)	(5)

CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES
Capital expenditures	(237)	(241)
Acquisitions, net of cash received	–	(9,591)
Proceeds from divestitures	–	3,700
Other	(7)	2

Net cash used in investing activities	(244)	(6,130)

CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES
Net issuance / (repayments) of short-term borrowings	1,054	(708)
Long-term debt proceeds	10	9,432
Long-term debt repaid	(3)	(6)
Dividends paid	(507)	(653)
Other	241	(72)

Net cash provided by financing activities	795	7,993

Effect of exchange rate changes on cash and cash equivalents	42	(81)

Cash and cash equivalents:
(Decrease) / Increase	(393)	1,777
Balance at beginning of period	2,481	2,101

Balance at end of period	$2,088	$3,878

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

You should read these statements in conjunction with our consolidated financial statements and related notes in our Form 10-K for the year ended December 31, 2010.

Principles of Consolidation:

The consolidated financial statements include Kraft Foods, as well as our wholly owned and majority owned subsidiaries. Our domestic operating subsidiaries report results as of the last Saturday of the period, and our international operating subsidiaries generally report results two weeks prior to the last Saturday of the period.

During 2010, we changed the consolidation date for certain European biscuits operations, which are included within our Kraft Foods Europe segment, and certain operations in Asia Pacific and Latin America, which are included within our Kraft Foods Developing Markets segment. Previously, these operations primarily reported period-end results one month or two weeks prior to the end of the period. Now our Kraft Foods Europe segment primarily reports period-end results two weeks prior to the last Saturday of the period, and certain of our operations in Asia Pacific and Latin America report results through the last day of the period. We believe these changes are preferable and will improve financial reporting by better matching the close dates of the operating subsidiaries within our Kraft Foods Europe segment and those operations within Asia Pacific and Latin America within our consolidated reporting. As the impacts to prior period results were not material to our financial results, we have not revised the prior period results for this change. Generally, our domestic operating subsidiaries continue to report period-end results as of the Saturday closest to the end of each period, and our international operating subsidiaries continue to report period-end results two weeks prior to the Saturday closest to the end of each period.

Highly Inflationary Accounting:

We account for our Venezuelan subsidiaries under highly inflationary accounting rules, which principally means all transactions are recorded in U.S. dollars. Venezuela has two exchange rates: the official rate and the government-regulated Transaction System for Foreign Currency Denominate Securities (“SITME”) rate. We used both the official rate and the SITME rate to translate our Venezuelan operations into U.S. dollars, based on the nature of the operations of each individual subsidiary.

We recorded approximately $18 million of unfavorable foreign currency impacts relating to highly inflationary accounting in Venezuela during the first quarter of 2011.

Note 2.  Acquisitions and Divestitures:

Cadbury Acquisition:

On February 2, 2010 we acquired 71.73% of Cadbury Limited (“Cadbury”) and as of June 1, 2010 we owned 100% of all outstanding Cadbury Shares. The Cadbury acquisition was valued at $18,547 million, or $17,503 million net of cash and cash equivalents.

As part of our Cadbury acquisition, we expensed and incurred transaction related fees of $203 million in the first quarter of 2010. We recorded these expenses within selling, general and administrative expenses. We also incurred acquisition financing fees of $96 million in the first quarter of 2010. We recorded these expenses within interest and other expense, net.

Cadbury contributed net revenues of $1,693 million and net earnings of $60 million from February 2, 2010 through March 31, 2010. The following unaudited pro forma summary presents Kraft Foods’ consolidated information as if Cadbury had been acquired on January 1, 2010. These amounts were calculated after conversion to U.S. GAAP, applying our accounting policies, and adjusting Cadbury’s results to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment, and intangible assets had been applied from January 1, 2010, together with the consequential tax effects. These adjustments also reflect the additional interest expense incurred on the debt to finance the purchase.

Pro forma for the
Three Months
Ended March 31,
2010
(in millions)

Net revenues	$11,999
Net earnings attributable to Kraft Foods	1,610

Pizza Divestiture:

On March 1, 2010, we completed the sale of the assets of our North American frozen pizza business (“Frozen Pizza”) to Nestlé USA, Inc. (“Nestlé”) for $3.7 billion. Accordingly, the results of the Frozen Pizza business have been reflected as discontinued operations on the condensed consolidated statement of earnings in the prior period results.

Summary results of operations for the Frozen Pizza business through March 31, 2010 were:

For the Three
Months Ended
March 31, 2010
(in millions)

Net revenues	$335

Earnings before income taxes	73
Provision for income taxes	(25)
Gain on discontinued operations, net of income taxes	1,596

Earnings and gain from discontinued operations, net of income taxes	$1,644

Earnings before income taxes as presented exclude associated allocated overheads of $25 million in the first quarter of 2010.

The gain on discontinued operations in the first quarter of 2010 from the sale of the Frozen Pizza business included tax expense of $1.2 billion.

Other Divestitures (including Starbucks CPG business):

Effective March 1, 2011, Starbucks unilaterally took control of the sale and distribution of the packaged coffee business in grocery stores and other channels by terminating its agreements with us without valid grounds and in a manner we believe violates the terms of those agreements ( “Agreements”). We are vigorously contesting Starbucks action and are seeking appropriate remedies under the Agreements, including payment of the fair market value of the business plus the premium the Agreements specify. In accordance with our rights under the Agreements, we initiated an arbitration proceeding in Chicago, Illinois. Arbitration proceedings are underway and will ultimately determine the parties’ respective rights and obligations, including the amount of any damages the arbitrator determines Starbucks must pay us. Any award of damages would be recognized as the arbitration proceedings are completed.

Note 3.  Inventories:

Inventories at March 31, 2011 and December 31, 2010 were:

	March 31,	December 31,
	2011	2010
	(in millions)

Raw materials	$2,006	$1,743
Finished product	4,110	3,567

Inventories, net	$6,116	$5,310

Note 4. Property, Plant and Equipment: Property, plant and equipment at March 31, 2011 and December 31, 2010 were:
	March 31,	December 31,
	2011	2010
	(in millions)

Land and land improvements	$814	$795
Buildings and building equipment	5,084	4,934
Machinery and equipment	16,631	16,147
Construction in progress	1,183	1,154

	23,712	23,030
Accumulated depreciation	(9,709)	(9,238)

Property, plant and equipment, net	$14,003	$13,792

Note 5. Goodwill and Intangible Assets: Goodwill by reportable segment at March 31, 2011 and December 31, 2010 was:
	March 31,	December 31,
	2011	2010
	(in millions)

Kraft Foods North America:
U.S. Beverages	$1,290	$1,290
U.S. Cheese	3,000	3,000
U.S. Convenient Meals	985	985
U.S. Grocery	3,046	3,046
U.S. Snacks	9,125	9,125
Canada & N.A. Foodservice	3,508	3,430
Kraft Foods Europe	9,479	9,023
Kraft Foods Developing Markets	8,159	7,957

Total goodwill	$38,592	$37,856

Intangible assets at March 31, 2011 and December 31, 2010 were:

	March 31,	December 31,
	2011	2010
	(in millions)

Non-amortizable intangible assets	$23,711	$23,351
Amortizable intangible assets	3,022	2,928

	26,733	26,279
Accumulated amortization	(382)	(316)

Intangible assets, net	$26,351	$25,963

Non-amortizable intangible assets consist substantially of brand names purchased through our acquisitions of Nabisco Holdings Corp., the Spanish and Portuguese operations of United Biscuits, the global LU biscuit business of Groupe Danone S.A. and Cadbury. Amortizable intangible assets consist primarily of trademark licenses, customer-related intangibles, process technology and non-compete agreements. At March 31, 2011, the weighted-average life of our amortizable intangible assets was 13.2 years.

The movements in goodwill and intangible assets were:

		Intangible
	Goodwill	Assets, at Cost
	(in millions)

Balance at January 1, 2011	$37,856	$26,279
Changes due to:
Foreign currency	736	454

Balance at March 31, 2011	$38,592	$26,733

Amortization expense was $57 million for the first quarter of 2011. We currently estimate annual amortization expense for each of the next five years to be approximately $230 million.

Note 6.  Integration Program:

Our combination with Cadbury has the potential for meaningful synergies and cost savings. We expect to recognize annual cost savings of at least $750 million by the end of the third year following completion of the acquisition. Additionally, we expect to create revenue synergies from investments in distribution, marketing and product development. In order to achieve these cost savings and synergies, we expect to incur total integration charges of approximately $1.5 billion in the first three years following the acquisition to combine and integrate the two businesses (the “Integration Program”).

Integration Program costs include the costs associated with combining our operations with Cadbury’s and are separate from the costs related to the acquisition. We incurred charges under the Integration Program of $104 million for the three months ended March 31, 2011 and $43 million for the three months ended March 31, 2010. We recorded these charges in operations, as a part of selling, general and administrative expenses primarily within our Kraft Foods Europe and Kraft Foods Developing Markets segments, as well as general corporate expenses. Since the inception of the Integration Program, we have incurred $761 million of the $1.5 billion in expected charges.

Liability activity for Integration Program for the three months ended March 31, 2011 was (in millions):

00	00	00	00	00
Liability balance, January 1, 2011	$406
Charges	104
Cash spent	(112)
Write-offs	(4)
Currency / other	12

Liability balance, March 31, 2011	$406

Within our Integration Program, we include certain costs along with exit and disposal costs that are directly attributable to those activities although they do not qualify for treatment as exit or disposal costs under U.S. GAAP. These costs, which we commonly refer to as other project costs or implementation costs, generally include the integration and reorganization of operations and facilities, the discontinuance of certain product lines and the incremental expenses related to the closure of facilities. Management believes the disclosure and inclusion of these charges provides readers of our financial statements greater transparency to the total costs of our Integration Program.

Note 7.  Debt:

Borrowing Arrangements:

On April 1, 2011, we entered into a revolving credit agreement for a $4.5 billion four-year senior unsecured revolving credit facility. The agreement replaced our former revolving credit agreement, which was terminated upon the signing of the new agreement. We intend to use the revolving credit facility for general corporate purposes, including for working capital purposes, and to support our commercial paper issuances. No amounts have been drawn on the facility.

The revolving credit facility agreement includes a covenant that we maintain a minimum total shareholders’ equity, excluding accumulated other comprehensive earnings / (losses), of at least $28.6 billion. We expect to continue to meet this covenant. At March 31, 2011, our total shareholders’ equity, excluding accumulated other comprehensive earnings / (losses), was $40.1 billion. The revolving credit facility agreement also contains customary representations, covenants and events of default. However, there are no other financial covenants, credit rating triggers or provisions that could require us to post collateral as security.

Note 8.  Accumulated Other Comprehensive Earnings / (Losses):

The components of accumulated other comprehensive earnings / (losses) were:

	Currency		Derivatives
	Translation	Pension and	Accounted for
	Adjustments	Other Benefits	as Hedges	Total
	(in millions)

Balances at January 1, 2011	$(311)	$(3,658)	$79	$(3,890)
Other comprehensive earnings / (losses), net of income taxes:
Currency translation adjustments	1,136	(50)	–	1,086
Amortization of experience losses and prior service costs	–	62	–	62
Settlement losses	–	11	–	11
Net changes in cash flow hedges	–	–	(13)	(13)

Total other comprehensive earnings				1,146

Balances at March 31, 2011	$825	$(3,635)	$66	$(2,744)

Note 9.  Stock Plans:

Restricted and Deferred Stock:

In January 2011, we granted 1.527 million shares of stock in connection with our long-term incentive plan, and the market value per share was $31.62 on the date of grant. In February 2011, as part of our annual equity program, we issued 2.647 million shares of restricted and deferred stock to eligible employees, and the market value per restricted or deferred share was $31.83 on the date of grant. In aggregate, we issued 4.476 million restricted and deferred shares during the first quarter of 2011, including those issued as part of our long-term incentive plan, with a weighted-average market value per share of $31.78.

During the first quarter of 2011, 3.997 million shares of restricted and deferred stock vested at a market value of $122 million.

Stock Options:

In February 2011, as part of our annual equity program, we granted 15.806 million stock options to eligible employees at an exercise price of $31.83. In aggregate, we granted 15.811 million stock options in the first quarter of 2011 at a weighted-average exercise price of $31.82.

There were 3.440 million stock options exercised during the first quarter of 2011 with a total intrinsic value of $30 million.

Note 10.  Benefit Plans:

Pension Plans

Components of Net Periodic Pension Cost:

Net periodic pension cost consisted of the following for the three months ended March 31, 2011 and 2010:

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended		For the Three Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(in millions)

Service cost	$40	$37	$44	$36
Interest cost	91	92	113	86
Expected return on plan assets	(124)	(121)	(132)	(97)
Amortization:
Net loss from experience differences	56	43	24	18
Prior service cost	2	1	–	2
Other expenses	17	47	–	–

Net periodic pension cost	$82	$99	$49	$45

The following costs are included within other expenses above. Severance payments related to our cost savings initiatives and lump-sum payments made to retired employees resulted in settlement losses under our U.S. plans of $17 million for the three months ended March 31, 2011, and $42 million for the three months ended March 31, 2010. Our U.S. plans also incurred a $5 million curtailment expense in the first quarter of 2010 related to the divestiture of our Frozen Pizza business.

Employer Contributions:

We make contributions to our U.S. and non-U.S. pension plans, primarily to the extent that they are tax deductible and do not generate an excise tax liability. During the first quarter of 2011, we contributed $517 million to our U.S. plans and $117 million to our non-U.S. plans. Based on current tax law, we plan to make further contributions of approximately $25 million to our U.S. plans and approximately $285 million to our non-U.S. plans during the remainder of 2011. However, our actual contributions may differ due to many factors, including changes in tax and other benefit laws, or significant differences between expected and actual pension asset performance or interest rates.

Postretirement Benefit Plans

Net postretirement health care costs consisted of the following for the three months ended March 31, 2011 and 2010:

	For the Three Months Ended
	March 31,
	2011	2010
	(in millions)

Service cost	$10	$10
Interest cost	42	42
Amortization:
Net loss from experience differences	16	13
Prior service credit	(8)	(8)

Net postretirement health care costs	$60	$57

Postemployment Benefit Plans Net postemployment costs consisted of the following for the three months ended March 31, 2011 and 2010:
	For the Three Months Ended
	March 31,
	2011	2010
	(in millions)

Service cost	$2	$3
Interest cost	3	2

Net postemployment costs	$5	$5

Note 11.  Financial Instruments:

Fair Value of Derivative Instruments:

The fair values of derivative instruments recorded in the condensed consolidated balance sheet as of March 31, 2011 and December 31, 2010 were:

	March 31, 2011		December 31, 2010
	Asset	Liability	Asset	Liability
	Derivatives	Derivatives	Derivatives	Derivatives
	(in millions)

Derivatives designated as hedging instruments:
Foreign exchange contracts	$3	$150	$24	$115
Commodity contracts	61	15	74	5
Interest rate contracts	107	4	58	13

	$171	$169	$156	$133

Derivatives not designated as hedging instruments:
Foreign exchange contracts	$19	$29	$21	$48
Commodity contracts	317	203	202	114
Interest rate contracts	48	12	59	21

	$384	$244	$282	$183

Total fair value	$555	$413	$438	$316

We include the fair value of our asset derivatives within other current assets and the fair value of our liability derivatives within other current liabilities.

The fair values (asset / (liability)) of our derivative instruments at March 31, 2011 were determined using:

000	000	000	000	000
		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	Total	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(in millions)

Foreign exchange contracts	$(157)	$–	$(157)	$–
Commodity contracts	160	139	21	–
Interest rate contracts	139	–	139	–

Total derivatives	$142	$139	$3	$–

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

Cash Flow Hedges:

Cash flow hedges affected accumulated other comprehensive earnings / (losses), net of income taxes, as follows:

	For the Three Months Ended
	March 31,
	2011	2010
	(in millions)

Accumulated gain at beginning of period	$79	$101
Transfer of realized gains in fair value to earnings	(14)	(3)
Unrealized gain / (loss) in fair value	1	(30)

Accumulated gain at March 31	$66	$68

The effects of cash flow hedges for the three months ended March 31, 2011 and 2010 were:

	For the Three Months Ended		For the Three Months Ended
	March 31, 2011		March 31, 2010
		(Gain) / Loss		(Gain) / Loss
	Gain / (Loss)	Reclassified	Gain / (Loss)	Reclassified
	Recognized	from AOCI	Recognized	from AOCI
	in OCI	into Earnings	in OCI	into Earnings
	(in millions)

Foreign exchange contracts – intercompany loans	$1	$–	$3	$–
Foreign exchange contracts – forecasted transactions	(51)	5	12	(6)
Commodity contracts	14	(19)	(12)	3
Interest rate contracts	37	–	(33)	–

Total	$1	$(14)	$(30)	$(3)

	For the Three Months Ended		For the Three Months Ended
	March 31, 2011		March 31, 2010
		Gain / (Loss) on		Gain / (Loss) on
	Gain / (Loss) on	Amount Excluded	Gain / (Loss) on	Amount Excluded
	Ineffectiveness	from Effectiveness	Ineffectiveness	from Effectiveness
	Recognized	Testing Recognized	Recognized	Testing Recognized
	in Earnings	in Earnings	in Earnings	in Earnings
(in millions)

Foreign exchange contracts – intercompany loans	$–	$–	$–	$–
Foreign exchange contracts – forecasted transactions	–	–	–	–
Commodity contracts	4	–	(9)	(1)
Interest rate contracts	(1)	–	–	–

Total	$3	$–	$(9)	$(1)

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

We expect to transfer unrealized gains of $53 million (net of taxes) for commodity cash flow hedges, unrealized losses of $28 million (net of taxes) for foreign currency cash flow hedges and unrealized losses of $1 million (net of taxes) for interest rate cash flow hedges to earnings during the next 12 months.

Hedge Coverage:

As of March 31, 2011, we had hedged forecasted transactions for the following durations:

•      commodity transactions for periods not exceeding the next 21 months;

•      interest rate transactions for periods not exceeding the next 32 years and 1 month; and

•      foreign currency transactions for periods not exceeding the next 12 months.

Fair Value Hedges:

The effects of fair value hedges for the three months ended March 31, 2011 and 2010 were:

	For the Three Months Ended		For the Three Months Ended
	March 31, 2011		March 31, 2010
	Gain / (Loss)	Gain / (Loss)	Gain / (Loss)	Gain / (Loss)
	Recognized	Recognized	Recognized	Recognized
	in Income on	in Income on	in Income on	in Income on
	Derivatives	Borrowings	Derivatives	Borrowings
(in millions)

Interest rate contracts	$1	$(1)	$5	$(5)

We include the gain or loss on hedged long-term debt and the offsetting loss or gain on the related interest rate swap in interest and other expense, net.

Hedges of Net Investments in Foreign Operations:

The effects of hedges of net investments in foreign operations for the three months ended March 31, 2011 and 2010 were:

	Gain / (Loss) Recognized in OCI		Location of
	For the Three	For the Three	Gain / (Loss)
	Months Ended	Months Ended	Recorded in
	March 31, 2011	March 31, 2010	AOCI
	(in millions)

			Currency Translation
Euro notes	$(141)	$147	Adjustment

			Currency Translation
Pound sterling notes	(17)	–	Adjustment
Economic Hedges: The effects of economic hedges, derivatives that are not designated as hedging instruments, for the three months ended March 31, 2011 and 2010 were:
	Gain / (Loss) Recognized in Earnings		Location of
	For the Three	For the Three	Gain / (Loss)
	Months Ended	Months Ended	Recognized
	March 31, 2011	March 31, 2010	in Earnings
	(in millions)

Foreign exchange contracts:
Intercompany loans and forecasted interest payments	$(5)	$7	Interest expense
Forecasted transactions	1	–	Cost of sales
Forecasted transactions	1	(17)	Interest expense
Cadbury acquisition related	–	(395)	Interest expense
Interest rate contracts	(2)	9	Interest expense
Commodity contracts	48	(24)	Cost of sales

Total	$43	$(420)

The 2010 hedging losses related to the Cadbury acquisition were economically offset by foreign exchange movement net gains of $241 million on the British pound cash, borrowings on the senior unsecured bridge facility utilized for the Cadbury acquisition, and other payable balances associated with the acquisition. See our consolidated financial statements for the year ended December 31, 2010 for additional information on our purpose for entering into derivatives not designated as hedging instruments and our overall risk management strategies.

Volume:

As of March 31, 2011 and December 31, 2010, we had the following outstanding hedges:

	Notional Amount
	March 31,	December 31,
	2011	2010
	(in millions)

Foreign exchange contracts:
Intercompany loans and forecasted interest payments	$2,869	$2,183
Forecasted transactions	2,011	1,946
Commodity contracts	477	630
Interest rate contracts	5,264	5,167
Net investment hedge – euro notes	4,035	3,814
Net investment hedge – pound sterling notes	1,042	1,015

Note 12.  Commitments and Contingencies:

Legal Proceedings:

We routinely are involved in legal proceedings, claims and governmental inspections or investigations (“Legal Matters”) arising in the ordinary course of our business.

While we cannot predict with certainty the results of any legal matters in which we are currently involved, we do not expect that the ultimate costs to resolve any of these matters will have a material effect on our financial results.

Third-Party Guarantees:

We have third-party guarantees primarily covering the long-term obligations of our vendors. As part of those transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At March 31, 2011, the carrying amount of our third-party guarantees on our condensed consolidated balance sheet and the maximum potential payment under these guarantees was $26 million. Substantially all of these guarantees expire at various times through 2018.

Note 13.  Earnings Per Share:

Basic and diluted EPS were calculated using the following:

	For the Three Months Ended
	March 31,
	2011	2010
	(in millions, except per share data)

Earnings from continuing operations	$802	$249
Earnings and gain from discontinued operations, net of income taxes	–	1,644

Net earnings	802	1,893

Noncontrolling interest	3	10

Net earnings attributable to Kraft Foods	$799	$1,883

Weighted-average shares for basic EPS	1,754	1,614
Plus incremental shares from assumed conversions of stock options and long-term incentive plan shares	6	6

Weighted-average shares for diluted EPS	1,760	1,620

Basic earnings per share attributable to Kraft Foods:
Continuing operations	$0.46	$0.15
Discontinued operations	–	1.02

Net earnings attributable to Kraft Foods	$0.46	$1.17

Diluted earnings per share attributable to Kraft Foods:
Continuing operations	$0.45	$0.15
Discontinued operations	–	1.01

Net earnings attributable to Kraft Foods	$0.45	$1.16

We exclude antidilutive Kraft Foods stock options from our calculation of weighted-average shares for diluted EPS. We excluded 18 million antidilutive stock options for the three months ended March 31, 2011, and we excluded 37.9 million antidilutive stock options for the three months ended March 31, 2010.

Note 14.  Segment Reporting:

We manufacture and market packaged food products, including snacks, beverages, cheese, convenient meals and various packaged grocery products. We manage and report operating results through three geographic units: Kraft Foods North America, Kraft Foods Europe and Kraft Foods Developing Markets. We manage the operations of Kraft Foods North America and Kraft Foods Europe by product category and we manage the operations of Kraft Foods Developing Markets by location. Our reportable segments are U.S. Beverages, U.S. Cheese, U.S. Convenient Meals, U.S. Grocery, U.S. Snacks, Canada & N.A. Foodservice, Kraft Foods Europe and Kraft Foods Developing Markets.

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

Segment data were:

	For the Three Months Ended
	March 31,
	2011	2010
	(in millions)

Net revenues:
Kraft Foods North America:
U.S. Beverages	$821	$821
U.S. Cheese	874	845
U.S. Convenient Meals	792	770
U.S. Grocery	794	816
U.S. Snacks	1,492	1,392
Canada & N.A. Foodservice	1,163	1,044
Kraft Foods Europe	3,016	2,709
Kraft Foods Developing Markets	3,621	2,921

Net revenues	$12,573	$11,318

	For the Three Months Ended
	March 31,
	2011	2010
	(in millions)

Earnings from continuing operations before income taxes:
Operating income:
Kraft Foods North America:
U.S. Beverages	$161	$172
U.S. Cheese	134	134
U.S. Convenient Meals	105	84
U.S. Grocery	292	286
U.S. Snacks	193	207
Canada & N.A. Foodservice	151	100
Kraft Foods Europe	308	289
Kraft Foods Developing Markets	405	359
Unrealized gains / (losses) on hedging activities	62	(38)
Certain U.S. pension plan costs	(42)	(56)
General corporate expenses	(66)	(298)
Amortization of intangibles	(57)	(33)

Operating income	1,646	1,206
Interest and other expense, net	446	624

Earnings from continuing operations before income taxes	$1,200	$582

General Corporate Expenses – The 2011 decrease in general corporate expenses was primarily due to the 2010 Cadbury acquisition-related transaction fees.

Integration Program – We incurred charges under the Integration Program of $104 million for the three months ended March 31, 2011 and $43 million for the three months ended March 31, 2010. We recorded these charges in operations, as a part of selling, general and administrative expenses primarily within our Kraft Foods Europe and Kraft Foods Developing Markets segments, as well as general corporate expenses.

Net revenues by consumer sector, which includes Kraft macaroni and cheese dinners in the Convenient Meals sector and the separation of Canada & N.A. Foodservice, Kraft Foods Europe and Kraft Foods Developing Markets into sector components, were:

	For the Three Months Ended March 31, 2011
			Kraft Foods
	Kraft Foods	Kraft Foods	Developing
	North America	Europe	Markets	Total
	(in millions)

Biscuits	$1,398	$567	$730	$2,695
Confectionery	426	1,405	1,878	3,709
Beverages	964	665	621	2,250
Cheese	1,269	260	226	1,755
Grocery	718	69	136	923
Convenient Meals	1,161	50	30	1,241

Total net revenues	$5,936	$3,016	$3,621	$12,573

	For the Three Months Ended March 31, 2010
			Kraft Foods
	Kraft Foods	Kraft Foods	Developing
	North America	Europe	Markets	Total
	(in millions; as revised)

Biscuits(1)	$1,366	$557	$601	$2,524
Confectionery(1)	307	1,186	1,385	2,878
Beverages(1)	940	600	570	2,110
Cheese	1,211	242	209	1,662
Grocery	747	74	127	948
Convenient Meals	1,117	50	29	1,196

Total net revenues	$5,688	$2,709	$2,921	$11,318

(1) Within the above sector revenues disclosures we reclassified certain net revenues as of March 31, 2010 to conform to the current quarter’s presentation.

Note 15.  Subsequent Events:

We evaluated subsequent events and included all accounting and disclosure requirements related to subsequent events in our financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Description of the Company

We manufacture and market packaged food products, including snacks, beverages, cheese, convenient meals and various packaged grocery products. We have operations in more than 75 countries and sell our products in approximately 170 countries.

Executive Summary

This executive summary provides significant highlights of the Discussion and Analysis that follows.

•

Net revenues increased 11.1% to $12.6 billion in the first quarter of 2011 as compared to the same period in the prior year. Organic net revenues increased 4.6% to $11.7 billion in the first quarter of 2011 as compared to the same period in prior year.

•

Diluted EPS attributable to Kraft Foods decreased 61.2% to $0.45 in the first quarter of 2011 as compared to $1.16 from the same period in the prior year. The first quarter of 2010 included the discontinued operations impact of $1.01 from the Frozen Pizza divestiture.

•	Operating EPS attributable to Kraft Foods increased 6.1% to $0.52 in the first quarter of 2011 as compared to $0.49 from the same period in the prior year.

Discussion and Analysis

Items Affecting Comparability of Financial Results

Acquisitions and Divestitures

Cadbury Acquisition:

On February 2, 2010 we acquired 71.73% of Cadbury Limited (“Cadbury”) and as of June 1, 2010 we owned 100% of all outstanding Cadbury Shares. The Cadbury acquisition was valued at $18,547 million, or $17,503 million net of cash and cash equivalents.

As part of our Cadbury acquisition, we expensed and incurred transaction related fees of $203 million in the first quarter of 2010. We recorded these expenses within selling, general and administrative expenses. We also incurred acquisition financing fees of $96 million in the first quarter of 2010. We recorded these expenses within interest and other expense, net.

Cadbury contributed net revenues of $1,693 million and net earnings of $60 million from February 2, 2010 through March 31, 2010. The following unaudited pro forma summary presents Kraft Foods’ consolidated information as if Cadbury had been acquired on January 1, 2010. These amounts were calculated after conversion to accounting principles generally accepted in the United States of America (“U.S. GAAP”), applying our accounting policies, and adjusting Cadbury’s results to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment, and intangible assets had been applied from January 1, 2010, together with the consequential tax effects. These adjustments also reflect the additional interest expense incurred on the debt to finance the purchase.

Pro forma for the
Three Months
Ended March 31,
2010
(in millions)

Net revenues	$11,999
Net earnings attributable to Kraft Foods	1,610

Pizza Divestiture:

On March 1, 2010, we completed the sale of the assets of our North American frozen pizza business (“Frozen Pizza”) to Nestlé USA, Inc. (“Nestlé”) for $3.7 billion. Accordingly, the results of the Frozen Pizza business have been reflected as discontinued operations on the condensed consolidated statement of earnings in the prior period results.

Summary results of operations for the Frozen Pizza business through March 31, 2010 were:

For the Three
Months Ended
March 31, 2010
(in millions)

Net revenues	$335

Earnings before income taxes	73
Provision for income taxes	(25)
Gain on discontinued operations, net of income taxes	1,596

Earnings and gain from discontinued operations, net of income taxes	$1,644

Earnings before income taxes, as presented, exclude associated allocated overheads of $25 million in the first quarter of 2010.

The 2010 gain on discontinued operations in the first quarter of 2010 from the sale of the Frozen Pizza business included tax expense of $1.2 billion.

Other Divestitures (including Starbucks CPG business):

Effective March 1, 2011, Starbucks unilaterally took control of the sale and distribution of the packaged coffee business in grocery stores and other channels by terminating its agreements with us without valid grounds and in a manner we believe violates the terms of those agreements ( “Agreements”). We are vigorously contesting Starbucks action and are seeking appropriate remedies under the Agreements, including payment of the fair market value of the business plus the premium the Agreements specify. In accordance with our rights under the Agreements, we initiated an arbitration proceeding in Chicago, Illinois. Arbitration proceedings are underway and will ultimately determine the parties’ respective rights and obligations, including the amount of any damages the arbitrator determines Starbucks must pay us. Any award of damages would be recognized as the arbitration proceedings are completed.

Integration Program

Our combination with Cadbury has the potential for meaningful synergies and cost savings. We expect to recognize annual cost savings of at least $750 million by the end of the third year following completion of the acquisition. Additionally, we expect to create revenue synergies from investments in distribution, marketing and product development. In order to achieve these cost savings and synergies, we expect to incur total integration charges of approximately $1.5 billion in the first three years following the acquisition to combine and integrate the two businesses (the “Integration Program”).

Integration Program costs include the costs associated with combining our operations with Cadbury’s and are separate from the costs related to the acquisition. We incurred charges under the Integration Program of $104 million for the three months ended March 31, 2011 and $43 million for the three months ended March 31, 2010. We recorded these charges in operations, as a part of selling, general and administrative expenses primarily within our Kraft Foods Europe and Kraft Foods Developing Markets segments, as well as general corporate expenses. Since the inception of the Integration Program, we have incurred $761 million of the $1.5 billion in expected charges. At March 31, 2011, we had an accrual of $406 million related to the Integration Program.

Within our Integration Program, we include certain costs along with exit and disposal costs that are directly attributable to those activities although they do not qualify for treatment as exit or disposal costs under U.S. GAAP. These costs, which we commonly refer to as other project costs or implementation costs, generally include the integration and reorganization of operations and facilities, the discontinuance of certain product lines and the incremental expenses related to the closure of facilities. Management believes the disclosure and inclusion of these charges provides readers of our financial statements greater transparency to the total costs of our Integration Program.

Provision for Income Taxes

Our effective tax rate was 33.2% for the first quarter of 2011 and 57.2% for the first quarter of 2010. The effective tax rate was impacted by discrete items in both years. The 2011 first quarter effective tax rate was favorably impacted by net discrete items totaling $5 million, arising principally from net favorable state and foreign audit settlements and the expiration of the statute of limitations in various foreign jurisdictions. The 2010 first quarter effective tax rate was unfavorably impacted by $72 million of net tax costs, primarily due to a $137 million write-off of deferred tax assets as a result of the U.S. health care legislation enacted in March 2010, partially offset by favorable one-time tax impacts of highly inflationary accounting adjustments related to our Venezuelan subsidiaries and favorable foreign audit settlements.

Consolidated Results of Operations

The following discussion compares our consolidated results of operations for the three months ended March 31, 2011 and 2010.

Our domestic operating subsidiaries report results as of the last Saturday of the period, and our international operating subsidiaries generally report results two weeks prior to the last Saturday of the period. During 2010, we changed the consolidation date for certain European biscuits operations, which are included within our Kraft Foods Europe segment, and certain operations in Asia Pacific and Latin America, which are included within our Kraft Foods Developing Markets segment. Previously, these operations primarily reported period-end results one month or two weeks prior to the end of the period. Now our Kraft Foods Europe segment primarily reports period-end results two weeks prior to the last Saturday of the period, and certain of our operations in Asia Pacific and Latin America report results through the last day of the period.

Three Months Ended March 31:

	For the Three Months Ended
	March 31,
	2011	2010	$ change	% change
	(in millions, except per share data)

Net revenues	$12,573	$11,318	$1,255	11.1%

Operating income	1,646	1,206	440	36.5%

Earnings from continuing operations	802	249	553	100+%

Net earnings attributable to Kraft Foods	799	1,883	(1,084)	(57.6%	)

Diluted earnings per share attributable to Kraft Foods from continuing operations	0.45	0.15	0.30	100+%

Diluted earnings per share attributable to Kraft Foods	0.45	1.16	(0.71)	(61.2%	)

Net Revenues – Net revenues increased $1,255 million (11.1%) to $12,573 million in the first quarter of 2011, and organic net revenues increased $517 million (4.6%) to $11,664 million as follows.

Change in net revenues (by percentage point)
Higher net pricing		3.7pp
Favorable volume/mix		0.9pp

Total change in organic net revenues (1)		4.6%
Impact from the Cadbury acquisition (2)		6.3pp
Favorable foreign currency		1.0pp
Impact of divestitures (including Starbucks CPG business)		(0.8)pp

Total change in net revenues		11.1%

(1) Please see the Non-GAAP Financial Measures section at the end of this item. (2) Impact of acquisition reflects the incremental January 2011 operating results from our Cadbury acquisition.

The increase in net revenues was primarily driven by the Cadbury acquisition, which added $697 million in net revenues. Favorable foreign currency increased net revenues by $121 million, due primarily to the strength of the Brazilian real, Canadian dollar, Australian dollar and British pound versus the U.S. dollar, partially offset by the strength of the U.S. dollar against the euro and the impact of the highly inflationary Venezuelan economy. These gains were partially offset by the impact of divestitures (including Starbucks CPG business). Additionally, increased organic net revenues were driven by higher net pricing and favorable volume/mix. Higher net pricing was reflected across all reportable business segments as we increased pricing to offset higher input costs. Favorable volume/mix was driven by higher base business shipments across all reportable business segments, except U.S. Grocery and U.S. Convenient Meals.

Operating Income – Operating income increased $440 million (36.5%) to $1,646 million in the first quarter of 2011, due to the following:

	Operating
	Income	Change
	(in millions)	(percentage point)

Operating Income for the Three Months Ended March 31, 2010	$1,206
Integration Program costs	43	2.5pp
2010 acquisition-related costs associated with Cadbury	260	24.1pp

Underlying Operating Income for the Three Months Ended March 31, 2010 (1)	$1,509
Higher net pricing	407	27.6pp
Higher input costs	(389)	(26.4)pp
Favorable volume/mix	54	3.6pp
Incremental operating income from the Cadbury acquisition (2)	83	5.5pp
Lower selling, general and administrative expenses	6	0.4pp
Change in unrealized gains on hedging activities	100	6.8pp
Favorable foreign currency	5	0.4pp
Decreased operating income from divestitures (including Starbucks CPG business)	(19)	(1.5)pp
Other, net	(6)	(0.4)pp

Total change in underlying operating income	241	16.0%

Underlying Operating Income for the Three Months Ended March 31, 2011 (1)	$1,750
Integration Program costs	(104)	(6.1)pp

Operating Income for the Three Months Ended March 31, 2011	$1,646	36.5%

(1) Please see the Non-GAAP Financial Measures section at the end of this item. (2) Impact of acquisition reflects the incremental January 2011 operating results from our Cadbury acquisition.

Higher pricing outpaced increased input costs during the quarter. The increase in input costs was driven by significantly higher raw material costs and to a lesser extent higher manufacturing costs. The favorable volume/mix was primarily driven by strong contributions from Kraft Foods Developing Markets, Kraft Foods Europe and U.S. Snacks, partially offset by declines in U.S. Grocery and Canada & N.A. Foodservice. The Cadbury acquisition, net of changes in acquisition-related and Integration Program costs, increased operating income by $282 million. Total selling, general and administrative expenses, as recorded in the condensed consolidated statement of earnings, increased $83 million from the first quarter of 2010, but excluding the impacts of divestitures (including Starbucks CPG business), foreign currency and our Cadbury acquisition (including Integration Program and acquisition-related costs), decreased $6 million over the first quarter of 2010. Although higher pricing outpaced higher input costs, our price increases were not sufficient for us to maintain operating income margins in certain segments. We recognized gains of $62 million on the change in unrealized hedging positions in the first quarter of 2011, versus losses of $38 million in the first quarter of 2010. Favorable foreign currency increased operating income by $5 million, due primarily to the strength of the Brazilian real, Canadian dollar, British pound and Australian dollar versus the U.S. dollar, partially offset by the impact of the highly inflationary Venezuelan economy and the strength of the U.S. dollar against the euro. In addition, the impact of divestitures includes Starbucks unilaterally taking control of significant coffee contracts, and the 2010 divestitures of certain Cadbury confectionery operations in Poland and Romania.

Net Earnings and Diluted Earnings per Share Attributable to Kraft Foods – Net earnings attributable to Kraft Foods of $799 million decreased by $1,084 million (57.6%) in the first quarter of 2011. Diluted EPS attributable to Kraft Foods from continuing operations was $0.45 in the first quarter of 2011, up $0.30 from $0.15 in the first quarter of 2010. Diluted EPS attributable to Kraft Foods was $0.45 in the first quarter of 2011, down $0.71 from $1.16 in the first quarter of 2010. These changes were due to the following:

Diluted EPS

Diluted EPS Attributable to Kraft Foods for the Three Months Ended March 31, 2010	$1.16
Earnings and gain from discontinued operations, net of income taxes	1.01

Diluted EPS Attributable to Kraft Foods from continuing operations for the Three Months Ended March 31, 2010	0.15
Acquisition-related costs	0.14
Acquisition-related interest and other expense, net	0.10
Integration Program costs	0.02
U.S. health care legislation impact on deferred taxes	0.08

Operating EPS(1) for the Three Months Ended March 31, 2010	0.49

Increases in operations	0.03
Increases in operations from the Cadbury acquisition (2)	0.04
Decreased operating income from divestitures (including Starbucks CPG business)	(0.01)
Change in unrealized gains on hedging activities	0.04
Higher interest and other expense, net (3)	(0.03)
Changes in taxes (4)	–
Higher shares outstanding	(0.04)

Operating EPS(1) for the Three Months Ended March 31, 2011	0.52
Integration Program costs	(0.07)

Diluted EPS Attributable to Kraft Foods for the Three Months Ended March 31, 2011	$0.45

(1)    Please see the Non-GAAP Financial Measures section at the end of this item.

(2)    Impact of acquisition reflects the incremental January 2011 operating results from our Cadbury acquisition.

(3)    Excludes impacts of acquisition-related interest and other expense, net.

(4)    Excludes the impact of the 2010 U.S. health care legislation on deferred taxes.

Results of Operations by Reportable Segment

We manage and report operating results through three geographic units: Kraft Foods North America, Kraft Foods Europe and Kraft Foods Developing Markets. We manage the operations of Kraft Foods North America and Kraft Foods Europe by product category and we manage the operations of Kraft Foods Developing Markets by location. Our reportable segments are U.S. Beverages, U.S. Cheese, U.S. Convenient Meals, U.S. Grocery, U.S. Snacks, Canada & N.A. Foodservice, Kraft Foods Europe and Kraft Foods Developing Markets.

The following discussion compares the operating results of each of our reportable segments for the three months ended March 31, 2011 and 2010.

	For the Three Months Ended
	March 31,
	2011	2010
	(in millions)

Net revenues:
Kraft Foods North America:
U.S. Beverages	$821	$821
U.S. Cheese	874	845
U.S. Convenient Meals	792	770
U.S. Grocery	794	816
U.S. Snacks	1,492	1,392
Canada & N.A. Foodservice	1,163	1,044
Kraft Foods Europe	3,016	2,709
Kraft Foods Developing Markets	3,621	2,921

Net revenues	$12,573	$11,318

	For the Three Months Ended
	March 31,
	2011	2010
	(in millions)

Operating income:
Kraft Foods North America:
U.S. Beverages	$161	$172
U.S. Cheese	134	134
U.S. Convenient Meals	105	84
U.S. Grocery	292	286
U.S. Snacks	193	207
Canada & N.A. Foodservice	151	100
Kraft Foods Europe	308	289
Kraft Foods Developing Markets	405	359
Unrealized gains / (losses) on hedging activities	62	(38)
Certain U.S. pension plan costs	(42)	(56)
General corporate expenses	(66)	(298)
Amortization of intangibles	(57)	(33)

Operating income	$1,646	$1,206

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

The 2011 decrease in general corporate expenses was primarily due to the 2010 Cadbury acquisition-related transaction fees. We incurred charges under the Integration Program of $104 million for the three months ended March 31, 2011 and $43 million for the three months ended March 31, 2010. We recorded these charges in operations, primarily as a part of selling, general and administrative expenses within our Kraft Foods Europe and Kraft Foods Developing Markets segments, as well as general corporate expenses. We also reversed $20 million of previously accrued costs savings initiative charges during the three months ended March 31, 2011. We recorded these reversals, which were primarily related to severance charges for previously announced and planned position eliminations that did not occur, in operations, primarily within selling, general and administrative expenses across all reportable business segments, except Kraft Foods Europe. We incurred charges associated with our cost savings initiatives of $24 million for the three months ended March 31, 2010.

U.S. Beverages

	For the Three Months Ended
	March 31,
	2011	2010	$ change	% change
	(in millions)

Net revenues	$821	$821	$–	0.0%
Segment operating income	161	172	(11)	(6.4%	)

Net revenues were flat versus prior year, as higher net pricing (5.4 pp) was offset by the impact of divestitures (including Starbucks CPG business) (4.0 pp) and unfavorable volume/mix (1.4 pp, which includes a negative 0.9 pp impact due to the Easter shift). Higher net pricing was due primarily to input cost-driven pricing in coffee. The impact of divestitures related to Starbucks unilaterally taking control of significant coffee contracts. Unfavorable volume/mix was primarily driven by lower shipments in Maxwell House coffee, which was partially offset by the introduction of MiO liquid concentrate and higher shipments in powdered beverages, reflecting volume gains in Tang, Country Time and Crystal Light; ready-to-drink beverages reflecting volume gains in Kool-Aid and Capri Sun; and Tassimo coffee.

Segment operating income decreased $11 million (6.4%), due primarily to higher raw material costs and the impact of divestitures (including Starbucks CPG business), partially offset by higher net pricing and lower manufacturing costs.

U.S. Cheese

	For the Three Months Ended
	March 31,
	2011	2010	$ change	% change
	(in millions)

Net revenues	$874	$845	$29	3.4%
Segment operating income	134	134	–	0.0%

Net revenues increased $29 million (3.4%), due to higher net pricing (2.3 pp) and favorable volume/mix (1.7 pp, net of a negative 2.8 pp impact due to the Easter shift), partially offset by the impact of divestitures (0.6 pp). Higher net pricing, across cream, natural and process cheeses, was due to input cost-driven pricing. Favorable volume/mix was driven primarily by higher shipments in process and natural cheese, partially offset by lower shipments in cultured and cream cheese.

Segment operating income was flat versus prior year, as higher net pricing, lower manufacturing costs, lower other selling, general and administrative expenses and favorable volume/mix were offset by higher raw material costs (primarily higher dairy costs), higher advertising and consumer support costs, and the impact of divestitures.

U.S. Convenient Meals

	For the Three Months Ended
	March 31,
	2011	2010	$ change	% change
	(in millions)

Net revenues	$792	$770	$22	2.9%
Segment operating income	105	84	21	25.0%

Net revenues increased $22 million (2.9%), due to higher net pricing (4.5 pp), partially offset by unfavorable volume/mix (1.6 pp, which includes a negative 1.0 pp impact due to the Easter shift). Higher net pricing was due to input cost-driven pricing primarily related to bacon, Lunchables combination meals, hot dogs and cold cuts. Unfavorable volume/mix was primarily driven by lower shipments in bacon, partially offset by higher shipments in cold cuts.

Segment operating income increased $21 million (25.0%), due primarily to higher net pricing and lower manufacturing costs, partially offset by higher raw material costs and unfavorable volume/mix.

U.S. Grocery

	For the Three Months Ended
	March 31,
	2011	2010	$ change	% change
	(in millions)

Net revenues	$794	$816	$(22)	(2.7%	)
Segment operating income	292	286	6	2.1%

Net revenues decreased $22 million (2.7%), due to unfavorable volume/mix (6.9 pp, which includes a negative 4.0 pp impact due to the Easter shift), partially offset by higher net pricing (4.2 pp). Unfavorable volume/mix was driven by lower shipments, primarily Cool Whip whipped topping, spoonable dressings, barbecue sauce, dry packaged desserts, pourable dressings, Kraft macaroni and cheese dinners and ready-to-eat desserts. Higher net pricing was primarily related to Kraft macaroni and cheese dinners, spoonable dressings and dry packaged desserts, partially offset by pourable dressings due to increased promotional spending.

Segment operating income increased $6 million (2.1%), due primarily to higher net pricing and lower manufacturing costs, partially offset by unfavorable volume/mix and higher advertising and consumer support costs.

U.S. Snacks

	For the Three Months Ended
	March 31,
	2011	2010	$ change	% change
	(in millions)

Net revenues	$1,492	$1,392	$100	7.2%
Segment operating income	193	207	(14)	(6.8%	)

Net revenues increased $100 million (7.2%), due to our Cadbury acquisition (5.5 pp), favorable volume/mix (1.3 pp) and higher net pricing (0.4 pp). Biscuits net revenues increased, due to favorable volume/mix, partially offset by lower net pricing. Biscuits favorable volume/mix was due primarily to higher shipments in cookies (primarily Chips Ahoy!) and crackers (primarily Ritz and Triscuits). Biscuits lower net pricing was reflected across most products, except Oreo and Chips Ahoy! cookies and Premium crackers. Snack nuts net revenues increased, due to higher net pricing and favorable volume/mix. Confectionery net revenues increased, due to our Cadbury acquisition and higher net pricing, partially offset by unfavorable volume/mix.

Segment operating income decreased $14 million (6.8%), due to higher manufacturing costs, higher raw material costs and higher advertising and consumer support costs, partially offset by favorable volume/mix, lower other selling, general and administrative expenses, our Cadbury acquisition (including Integration Program and acquisition-related costs) and higher net pricing.

Canada & N.A. Foodservice

	For the Three Months Ended
	March 31,
	2011	2010	$ change	% change
	(in millions)

Net revenues	$1,163	$1,044	$119	11.4%
Segment operating income	151	100	51	51.0%

Net revenues increased $119 million (11.4%), primarily due to higher net pricing (5.0 pp), our Cadbury acquisition (3.9 pp) and favorable foreign currency (3.9 pp), partially offset by unfavorable volume/mix (1.3 pp, which includes a negative 1.3 pp impact due to the Easter shift). In Canada, net revenues increased, driven by our Cadbury acquisition, favorable foreign currency and higher net pricing, partially offset by unfavorable volume/mix, reflecting volume declines across most retail businesses, except Snacks and Convenient Meals. In N.A. Foodservice, net revenues increased, driven by higher net pricing, favorable volume/mix, favorable foreign currency and our Cadbury acquisition.

Segment operating income increased $51 million (51.0%), due primarily to higher net pricing, our Cadbury acquisition (including Integration Program and acquisition-related costs), lower manufacturing costs, favorable foreign currency and lower other selling, general and administrative expenses, partially offset by higher raw material costs, unfavorable volume/mix and higher advertising and consumer support costs.

Kraft Foods Europe

	For the Three Months Ended
	March 31,
	2011	2010	$ change	% change
	(in millions)

Net revenues	$3,016	$2,709	$307	11.3%
Segment operating income	308	289	19	6.6%

Net revenues increased $307 million (11.3%), due to our Cadbury acquisition (7.4 pp), higher net pricing (2.4 pp) and favorable volume/mix (2.0 pp, net of a negative 2.4 pp impact due to the Easter shift), partially offset by the impact of unfavorable foreign currency (0.5 pp). Higher net pricing was reflected across all categories except biscuits. Volume/mix gains in biscuits, cheese and coffee, due primarily to higher shipments, drove net revenues higher. Unfavorable foreign currency primarily reflected the strength of the U.S. dollar against the euro, partially offset by the strength of the British pound and Swedish krona against the U.S. dollar.

Segment operating income increased $19 million (6.6%), due primarily to higher net pricing, lower other selling, general and administrative expenses, lower manufacturing costs and favorable volume/mix, partially offset by higher raw material costs and higher advertising and consumer support costs.

Kraft Foods Developing Markets

	For the Three Months Ended
	March 31,
	2011	2010	$ change	% change
	(in millions)

Net revenues	$3,621	$2,921	$700	24.0%
Segment operating income	405	359	46	12.8%

Net revenues increased $700 million (24.0%), due to our Cadbury acquisition (13.1 pp), higher net pricing (5.4 pp), favorable volume/mix (4.2 pp, net of a negative 0.7 pp impact due to the Easter shift) and favorable currency (3.2 pp), partially offset by the impact of the 2010 divestiture of certain Cadbury confectionery operations in Poland and Romania (1.8 pp) and accounting calendar changes (0.1 pp). In Central and Eastern Europe, Middle East and Africa, net revenues increased, driven by our Cadbury acquisition and higher net pricing across the region, partially offset by the impact of divestitures and unfavorable foreign currency. In Latin America, net revenues increased, driven by higher net pricing across most of the region, our Cadbury acquisition, favorable volume/mix, primarily in Brazil and the Caribbean and favorable foreign currency. In Asia Pacific, net revenues increased, due to our Cadbury acquisition, favorable volume/mix driven by higher shipments, primarily in Southeast Asia, Indonesia, Australia/New Zealand and China, and favorable foreign currency.

Segment operating income increased $46 million (12.8%), due primarily to higher net pricing, favorable volume/mix, our Cadbury acquisition (including Integration Program and acquisition-related costs) and lower other selling, general and administrative expenses, partially offset by higher raw material costs, higher advertising and consumer support costs, higher manufacturing costs and unfavorable foreign currency.

Venezuela – We account for our Venezuelan subsidiaries under highly inflationary accounting rules, which principally means all transactions are recorded in U.S. dollars. Venezuela has two exchange rates: the official rate and the government-regulated Transaction System for Foreign Currency Denominate Securities (“SITME”) rate. We used both the official rate and the SITME rate to translate our Venezuelan operations into U.S. dollars, based on the nature of the operations of each individual subsidiary.

We recorded approximately $18 million of unfavorable foreign currency impacts relating to highly inflationary accounting in Venezuela during the first quarter of 2011 and an insignificant loss during the first quarter of 2010. The 2010 loss included a one-time impact to translate cash of $34 million that we previously carried at the secondary market exchange rate. Upon the change to highly inflationary accounting in January 2010, we were required to translate those U.S. dollars on hand using the official rate.

In Venezuela, we expect our 2011 full year operating results will be negatively impacted by approximately $10 to $30 million from the prior year devaluation of the Venezuelan bolivar.

Commodity Trends

We purchase large quantities of commodities, including dairy, coffee, cocoa, wheat, corn products, soybean and vegetable oils, nuts, meat products, and sugar and other sweeteners. In addition, we use significant quantities of plastic, glass and cardboard to package our products, and natural gas for our factories and warehouses. We continuously monitor worldwide supply and cost trends of these commodities so we can act quickly to procure ingredients and packaging materials needed for production.

During the first quarter of 2011, our aggregate commodity costs increased primarily as a result of coffee, dairy and packaging material costs. In the first quarter of 2011, our commodity costs were approximately $375 million higher than in the first quarter of 2010. The costs of coffee, dairy, grain, oil, nuts, meat products and packaging materials accounted for the majority of the overall volatility in prices. We expect the price volatility and higher cost environment to continue over the remainder of the year.

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

Net Cash Used in Operating Activities:

During the first quarter of 2011, net cash used in operating activities was $986 million, compared with $5 million used in the first quarter of 2010. The decrease in operating cash flows primarily relate to increased contributions to our pension plans and increased inventory levels, partially offset by increased earnings.

During the first quarter of 2011, we contributed $517 million to our U.S. pension plans and $117 million to our non-U.S. pension plans. We plan to make further contributions of approximately $25 million to our U.S. plans and approximately $285 million to our non-U.S. plans during the remainder of 2011. We expect to fund these contributions from operations.

Net Cash Used in Investing Activities:

During the first quarter of 2011, net cash used in investing activities was $244 million, compared with $6.1 billion in the first quarter of 2010. The decrease in cash used in investing activities primarily relates to the 2010 acquisition and divestiture activity.

Capital expenditures, which were funded by operating activities, were $237 million in the first quarter of 2011, compared with $241 million in the first quarter of 2010. We expect full-year capital expenditures to be approximately $1.9 billion, including capital expenditures required for systems investments and the Integration Program. We expect to fund these expenditures from operations.

Net Cash Provided by Financing Activities:

During the first quarter of 2011, net cash provided by financing activities was $795 million, compared with $8.0 billion in the first quarter of 2010. The net cash provided by financing activities in the first quarter of 2011 primarily related to $1.0 billion of proceeds from our net short-term borrowings, partially offset by $507 million in dividends paid. The net cash provided by financing activities in the first quarter of 2010 primarily related to proceeds from our long-term debt issuance of $9.4 billion, partially offset by $708 million in net repayments of short-term borrowings and $653 million in dividends paid.

Borrowing Arrangements:

On April 1, 2011, we entered into a revolving credit agreement for a $4.5 billion four-year senior unsecured revolving credit facility. The agreement replaced our former revolving credit agreement, which was terminated upon the signing of the new agreement. We intend to use the revolving credit facility for general corporate purposes, including for working capital purposes, and to support our commercial paper issuances. No amounts have been drawn on the facility.

The revolving credit facility agreement includes a covenant that we maintain a minimum total shareholders’ equity, excluding accumulated other comprehensive earnings / (losses), of at least $28.6 billion. We expect to continue to meet this covenant. At March 31, 2011, our total shareholders’ equity, excluding accumulated other comprehensive earnings / (losses), was $40.1 billion. The revolving credit facility agreement also contains customary representations, covenants and events of default. However, there are no other financial covenants, credit rating triggers or provisions that could require us to post collateral as security.

In addition to the above, some of our international subsidiaries maintain primarily uncommitted credit lines to meet short-term working capital needs. Collectively, these credit lines amounted to $2.4 billion at March 31, 2011. In the aggregate, borrowings on these lines were $474 million at March 31, 2011 and $267 million at December 31, 2010.

Debt:

Our total debt was $30.0 billion at March 31, 2011 and $28.7 billion at December 31, 2010. Our debt-to-capitalization ratio was 0.45 at March 31, 2011 and 0.44 at December 31, 2010. At March 31, 2011, the weighted-average term of our outstanding long-term debt was 9.6 years.

We expect to continue to comply with our long-term debt covenants. Refer to our Form 10-K for the year ended December 31, 2010 for further details of these debt covenants.

From time to time we refinance long-term and short-term debt. The nature and amount of our long-term and short-term debt and the proportionate amount of each varies as a result of future business requirements, market conditions and other factors. As of March 31, 2011, we had $12 billion remaining in long-term financing authority from our Board of Directors.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

We have no off-balance sheet arrangements other than the guarantees and contractual obligations that are discussed below.

Guarantees:

As discussed in Note 12, Commitments and Contingencies, we have third-party guarantees primarily covering the long-term obligations of our vendors. As part of those transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At March 31, 2011, the carrying amount of our third-party guarantees on our condensed consolidated balance sheet and the maximum potential payment under our third-party guarantees was $26 million. Substantially all of these guarantees expire at various times through 2018.

In addition, at March 31, 2011, we had contingent liabilities of $441 million related to guarantees of our own performance. These include letters of credit related to dairy commodity purchases and guarantees related to the payment of custom duties and taxes, and other letters of credit.

Guarantees do not have, and we do not expect them to have, a material effect on our liquidity.

Equity and Dividends

Stock Plans:

In January 2011, we granted 1.527 million shares of stock in connection with our long-term incentive plan, and the market value per share was $31.62 on the date of grant. In February 2011, as part of our annual equity program, we issued 2.647 million shares of restricted and deferred stock to eligible employees, and the market value per restricted or deferred share was $31.83 on the date of grant. In aggregate, we issued 4.476 million restricted and deferred shares during the first quarter of 2011, including those issued as part of our long-term incentive plan, with a weighted-average market value per share of $31.78.

As part of our annual equity program, we also granted 15.806 million stock options to eligible employees in February 2011 at an exercise price of $31.83. In aggregate, we granted 15.811 million stock options in the first quarter of 2011 with a weighted-average market value per share of $31.82.

Dividends:

We paid dividends of $507 million in the first quarter of 2011 and $653 million in the first quarter of 2010. The 22.4% decrease reflects the 2010 dividend payment of $224 million related to the Cadbury acquisition. The present annualized dividend rate is $1.16 per common share. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.

Outlook

Our outlook for 2011 reflects strong business momentum as we realize better alignment between pricing and input costs with volume remaining steady. We expect to deliver organic net revenue growth of at least 4 percent and Operating EPS of at least $2.20.

Please see the Non-GAAP Financial Measures section below.

Significant Accounting Estimates

We prepare our condensed consolidated financial statements in conformity with U.S. GAAP. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Our significant accounting policies are described in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010. Our significant accounting estimates are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010. The impact of new accounting standards is discussed in the following section. There were no changes in our accounting policies in the current period that had a material impact on our financial statements.

New Accounting Guidance

See Note 1, Summary of Significant Accounting Policies, for a discussion of new accounting guidance.

Contingencies

See Note 12, Commitments and Contingencies, and Part II, Item 1. Legal Proceedings for a discussion of contingencies.

Non-GAAP Financial Measures

We use the non-U.S. GAAP financial measure “organic net revenues” and corresponding growth ratios. The difference between “organic net revenues” and “net revenues,” which is the most comparable U.S. GAAP financial measure, is that organic net revenues excludes the impact of acquisitions, divestitures (including Starbucks CPG business), currency and accounting calendar changes. Management uses organic net revenues to budget, make operating and strategic decisions and evaluate our performance. We have disclosed this measure so that you have the same financial data that management uses with the intention of assisting you in making comparisons to our historical operating results and analyzing our underlying performance. Our management believes that organic net revenues better reflects the underlying growth from the ongoing activities of our business and provide improved comparability of results because they exclude the impact of fluctuations in foreign currency exchange rates, which are not under our control, and also exclude the one-time impacts of acquisitions and divestitures on net revenues. The limitation of this measure is that it excludes items that have an impact on net revenues. The best way that this limitation can be addressed is by using organic net revenues in combination with our U.S. GAAP reported net revenues. Our management believes that the presentation of this non-U.S. GAAP financial measure, when considered together with our U.S. GAAP financial measures and the reconciliations to the corresponding U.S. GAAP financial measures, provides you with a more complete understanding of the factors and trends affecting Kraft Foods than could be obtained absent these disclosures. Because organic net revenues calculations may vary among other companies, the organic net revenues figures presented in the Consolidated Results of Operations section may not be comparable to similarly titled measures used by other companies. Our use of organic net revenues is not meant to be considered in isolation or as a substitute for any U.S. GAAP financial measure. You should carefully evaluate the following tables reconciling U.S. GAAP reported net revenues to organic net revenues.

	For the Three Months Ended
	March 31,
	2011	2010	$ Change	% Change
	(in millions)

Organic net revenues	$11,664	$11,147	$517	4.6%
Impact of divestitures (1)	91	167	(76)	(0.8)pp
Impact of acquisitions (2)	697	–	697	6.3pp
Impact of accounting calendar change	–	4	(4)	–
Impact of foreign currency	121	–	121	1.0pp

Net revenues	$12,573	$11,318	$1,255	11.1%

(1) Impact of divestitures including Starbucks CPG business. (2) Impact of acquisition reflects the incremental January 2011 operating results from our Cadbury acquisition.

We use the non-U.S. GAAP financial measure “underlying operating income” and corresponding growth ratios. The difference between “underlying operating income” and “operating income,” which is the most comparable U.S. GAAP financial measure, is that underlying operating income excludes costs related to: the Integration Program; and acquisition-related costs, including transaction advisory fees, U.K. stamp taxes and the impact of the Cadbury inventory revaluation. Our management believes that underlying operating income provides improved comparability of results because it excludes certain impacts related to the Cadbury acquisition from operating income. Because underlying operating income calculations may vary among other companies, the underlying operating income figures presented in the Consolidated Results of Operations section may not be comparable to similarly titled measures used by other companies. Our use of underlying operating income is not meant to be considered in isolation or as a substitute for any U.S. GAAP financial measure. You should carefully evaluate the following table reconciling U.S. GAAP reported operating income to underlying operating income.

	For the Three Months Ended
	March 31,
	2011	2010	$ Change	% Change
	(in millions)

Underlying operating income	$1,750	$1,509	$241	16.0%
Integration Costs	(104)	(43)	(61)	(3.6)pp
Cadbury acquisition-related costs	–	(260)	260	24.1pp

Operating income	$1,646	$1,206	$440	36.5%

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

	For the Three Months Ended March 31, 2011
		Integration
	As Reported	Program	Operating EPS
	(GAAP)	Costs (1)	(Non-GAAP)

Diluted earnings per share attributable to Kraft Foods:
Continuing operations	$0.45	$0.07	$0.52
Discontinued operations	–

Net earnings attributable to Kraft Foods	$0.45

	For the Three Months Ended March 31, 2010
			Acquisition-	U.S. Healthcare
		Integration	Related	Legislation
	As Reported	Program	Costs (2) and	Impact on	Operating EPS
	(GAAP)	Costs (1)	Financing Fees (3)	Deferred Taxes	(Non-GAAP)

Diluted earnings per share attributable to Kraft Foods:
Continuing operations	$0.15	$0.02	$0.24	$0.08	$ 0.49
Discontinued operations	1.01

Net earnings attributable to Kraft Foods	$1.16

(1)	Integration Program costs are defined as the costs associated with combining the Kraft Foods and Cadbury businesses, and are separate from those costs associated with the acquisition.
(2)	Acquisition-related costs include transaction advisory fees, U.K. stamp taxes and the impact of the Cadbury inventory revaluation.
(3)	Acquisition-related financing fees include hedging and foreign currency impacts associated with the Cadbury acquisition and other fees associated with the Cadbury Bridge Facility.

Forward-Looking Statements

This report contains a number of forward-looking statements. Words such as “expects,” “goals,” “plans,” “believes,” “continues,” “may,” “will,” and variations of those words and similar expressions are intended to identify the forward-looking statements. The forward-looking statements contained in this report include our beliefs and expectations regarding our combination with Cadbury, including synergies, cost savings and integration charges; the total cost of our Restructuring Program; the effect of the Venezuelan devaluation; commodity price volatility and cost; our liquidity, including effects on our funding sources; 2011 contributions to and funding of pension plans; our full-year capital expenditures and funding; our revolving credit facility and long-term debt covenants; the effect of guarantees on our liquidity; our expectations regarding our aggregate contractual obligations; our 2011 Outlook, including organic net revenue growth, diluted EPS and Operating EPS; and our belief on the final outcomes of our legal proceedings. These forward-looking statements involve risks and uncertainties, many of which are beyond our control, and important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, continued volatility and increase in commodity costs, pricing actions, increased competition, our indebtedness and our ability to pay our indebtedness, risks from operating globally and tax law changes. For additional information on these and other factors that could affect our forward-looking statements, see our risk factors, as they may be amended from time to time, set forth in our filings with the SEC, including our most recently filed Annual Report on Form 10-K and subsequent reports on Forms 10-Q and 8-K. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this report, except as required by applicable law or regulation.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

As Kraft Foods operates globally, we use certain financial instruments to manage our foreign currency exchange rate, commodity price and interest rate risks. We monitor and manage these exposures as part of our overall risk management program. Our risk management program focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. We maintain foreign currency, commodity price and interest rate risk management policies that principally use derivative instruments to reduce significant, unanticipated earnings fluctuations that may arise from volatility in foreign currency exchange rates, commodity prices and interest rates. We also sell commodity futures to unprice future purchase commitments, and we occasionally use related futures to cross-hedge a commodity exposure. We are not a party to leveraged derivatives and, by policy, do not use financial instruments for speculative purposes. Refer to Note 11, Financial Instruments, for further information on the types of derivative instruments we used to hedge our exposures. There were no significant changes in our exposures or the types of derivative instruments we use to hedge those exposures since December 31, 2010.

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

b)	Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended March 31, 2011, and noted the following significant changes.

•

In 2008, we began implementing “Catalyst,” a business initiative to simplify and harmonize our systems processes. This multi-year program includes the delivery of SAP enterprise software applications and business solutions. During the quarter ended March 31, 2011, we transitioned some of our processes and procedures, including the SAP general ledger, the North America accounts payable system and the North America payroll system into the SAP control environment in Kraft Foods North America. As we migrate our processes and procedures to the SAP environment, our management ensures that our key controls are mapped to applicable SAP controls, tests transition controls prior to the migration date of those controls, monitors the overall process and implements mitigating controls to prevent and detect short-term problems and as appropriate, maintains and evaluates controls over the flow of information to and from SAP. We expect the transition period to be completed in 2011.

We determined that there were no other changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We routinely are involved in legal proceedings, claims and governmental inspections or investigations (“Legal Matters”) arising in the ordinary course of our business.

Competition authorities in certain Member States of the European Union have ongoing investigations into possible anticompetitive activity in the fast moving consumer goods (“FMCG”) sector, which includes products such as chocolate and coffee. On March 17, 2011, the German Federal Cartel Office (“FCO”) discontinued certain proceedings against our wholly owned subsidiary, Kraft Foods Deutschland GmbH (“KFD”), based on a settlement agreed between KFD and the FCO following the FCO’s finding of an exchange of competitively sensitive information.

The FCO had alleged that certain companies, including KFD, and a number of individuals acting on behalf of (or employed by) those companies discussed and exchanged such information during meetings of the HEMA Distribution Circle, a group comprising representatives of branded goods manufacturers of different industries. KFD agreed to resolve the matter for a total fine of EUR 18 million.

Other information regarding Legal Matters is available in the Legal Proceedings discussions in our Annual Report on Form 10-K for the year ended December 31, 2010, and is incorporated by reference into this report.

While we cannot predict with certainty the results of these or any other legal matters in which we are currently involved, we do not expect that the ultimate costs to resolve any of these matters will have a material effect on our financial results.

Item 1A.  Risk Factors.

There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following activity represents shares tendered to us by employees who used shares to exercise options, and who used shares to pay the related taxes for grants of restricted and deferred stock that vested. Accordingly, these are non-cash transactions.

	Total Number	Average Price
	of Shares	per Share
January 1-31, 2011	11,084	$31.40
February 1-28, 2011	1,052,290	30.50
March 1-31, 2011	157,051	31.71

For the Quarter Ended March 31, 2011	1,220,425	30.66

Item 6.  Exhibits.

Exhibit Number	Description

12	Statement regarding computation of ratios of earnings to fixed charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following materials from Kraft Foods’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Equity, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text, and (vi) document and entity information.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KRAFT FOODS INC.

/S/ TIMOTHY R. MCLEVISH

Timothy R. McLevish Executive Vice President and Chief Financial Officer May 6, 2011