Form 10-Q
period 2011-06-30
KRAFT FOODS INC
filed 2011-08-05
CIK 1103982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

At July 29, 2011, there were 1,766,106,763 shares of the registrant’s common stock outstanding.

Kraft Foods Inc.

In this report, “Kraft Foods,” “we,” “us” and “our” refers to Kraft Foods Inc. and subsidiaries, and “Common Stock” refers to Kraft Foods’ Class A common stock.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	$000,000	$000,000	$000,000	$000,000
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010

Net revenues	$13,878	$12,253	$26,451	$23,571
Cost of sales	9,007	7,559	16,944	14,788

Gross profit	4,871	4,694	9,507	8,783

Selling, general and administrative expenses	3,008	2,933	5,941	5,783
Amortization of intangibles	57	60	114	93

Operating income	1,806	1,701	3,452	2,907

Interest and other expenses, net	441	439	887	1,063

Earnings from continuing operations before income taxes	1,365	1,262	2,565	1,844

Provision for income taxes	389	323	787	656

Earnings from continuing operations	976	939	1,778	1,188

Earnings and gain from discontinued operations, net of income taxes (Note 2)	–	–	–	1,644

Net earnings	976	939	1,778	2,832

Noncontrolling interest	–	2	3	12

Net earnings attributable to Kraft Foods	$976	$937	$1,775	$2,820

Per share data:
Basic earnings per share attributable to Kraft Foods:
Continuing operations	$0.55	$0.54	$1.01	$0.70
Discontinued operations	–	–	–	0.98

Net earnings attributable to Kraft Foods	$0.55	$0.54	$1.01	$1.68

Diluted earnings per share attributable to Kraft Foods:
Continuing operations	$0.55	$0.53	$1.01	$0.70
Discontinued operations	–	–	–	0.97

Net earnings attributable to Kraft Foods	$0.55	$0.53	$1.01	$1.67

Dividends declared	$0.29	$0.29	$0.58	$0.58

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions of dollars, except share data)

(Unaudited)

	$000,000,0	$000,000,0
	June 30, 2011	December 31, 2010

ASSETS
Cash and cash equivalents	$2,267	$2,481
Receivables (less allowances of $169 in 2011 and $246 in 2010)	6,830	6,539
Inventories, net	6,414	5,310
Deferred income taxes	919	898
Other current assets	1,066	993

Total current assets	17,496	16,221
Property, plant and equipment, net	14,216	13,792
Goodwill	39,063	37,856
Intangible assets, net	26,509	25,963
Prepaid pension assets	153	86
Other assets	1,590	1,371

TOTAL ASSETS	$99,027	$95,289

LIABILITIES
Short-term borrowings	$1,242	$750
Current portion of long-term debt	4,918	1,115
Accounts payable	5,308	5,409
Accrued marketing	2,738	2,515
Accrued employment costs	1,215	1,292
Other current liabilities	4,859	4,812

Total current liabilities	20,280	15,893

Long-term debt	23,420	26,859
Deferred income taxes	7,993	7,984
Accrued pension costs	1,836	2,382
Accrued postretirement health care costs	3,001	3,046
Other liabilities	3,386	3,183

TOTAL LIABILITIES	59,916	59,347

Commitments and Contingencies (Note 12)

EQUITY
Common Stock, no par value (1,996,537,778 shares issued in 2011 and 2010)	–	–
Additional paid-in capital	31,240	31,231
Retained earnings	17,300	16,619
Accumulated other comprehensive losses	(2,004)	(3,890)
Treasury stock, at cost	(7,545)	(8,126)

Total Kraft Foods Shareholders’ Equity	38,991	35,834
Noncontrolling interest	120	108

TOTAL EQUITY	39,111	35,942

TOTAL LIABILITIES AND EQUITY	$99,027	$95,289

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(in millions of dollars, except per share data)

(Unaudited)

	0,000,000,000	0,000,000,000	0,000,000,000	0,000,000,000	0,000,000,000	0,000,000,000	0,000,000,000
	Kraft Foods Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings / (Losses)	Treasury Stock	Noncontrolling Interest	Total Equity

Balances at January 1, 2010	$–	$23,611	$14,636	$(3,955)	$(8,416)	$96	$25,972
Comprehensive earnings / (losses):
Net earnings	–	–	4,114	–	–	25	4,139
Other comprehensive earnings, net of income taxes	–	–	–	65	–	(19)	46

Total comprehensive earnings *						6	4,185

Exercise of stock options and issuance of other stock awards	–	153	(106)	–	290	–	337
Cash dividends declared ($1.16 per share)	–	–	(2,025)	–	–	–	(2,025)
Net impact of noncontrolling interests from Cadbury acquisition	–	38	–	–	–	33	71
Purchase from noncontrolling interest, dividends paid and other activities	–	(28)	–	–	–	(27)	(55)
Issuance of Common Stock	–	7,457	–	–	–	–	7,457

Balances at December 31, 2010	$–	$31,231	$16,619	$(3,890)	$(8,126)	$108	$35,942
Comprehensive earnings / (losses):
Net earnings	–	–	1,775	–	–	3	1,778
Other comprehensive earnings, net of income taxes	–	–	–	1,886	–	15	1,901

Total comprehensive earnings*						18	3,679

Exercise of stock options and issuance of other stock awards	–	4	(72)	–	581	–	513
Cash dividends declared ($0.58 per share)	–	–	(1,022)	–	–	–	(1,022)
Purchase from noncontrolling interest, dividends paid and other activities	–	5	–	–	–	(6)	(1)

Balances at June 30, 2011	$–	$31,240	$17,300	$(2,004)	$(7,545)	$120	$39,111

*   Total comprehensive earnings / (losses) were $1,721 million for the three months ended and $3,679 million for the six months ended June 30, 2011, as compared to $(622) million for the three months ended and $785 million for the six months ended June 30, 2010. Comprehensive earnings / (losses) attributable to Kraft Foods were $1,716 million for the three months ended and $3,661 million for the six months ended June 30, 2011, as compared to $(601) million for the three months ended and $815 million for the six months ended June 30, 2010.

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions of dollars)

(Unaudited)

	$000,000	$000,000
	For the Six Months Ended June 30,
	2011	2010

CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES
Net earnings	$1,778	$2,832
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	742	679
Stock-based compensation expense	89	81
Deferred income tax provision	(166)	106
Gain on discontinued operations (Note 2)	–	(1,596)
Other non-cash expense / (income), net	8	(360)
Change in assets and liabilities, excluding the effects of acquisitions and divestitures:
Receivables, net	(72)	488
Inventories, net	(947)	(425)
Accounts payable	(404)	(302)
Other current assets	(164)	210
Other current liabilities	(81)	(1,032)
Change in pension and postretirement assets and liabilities, net	(487)	98

Net cash provided by operating activities	296	779

CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES
Capital expenditures	(655)	(608)
Acquisitions, net of cash received	–	(9,844)
Proceeds from divestitures	–	3,697
Other	30	(24)

Net cash used in investing activities	(625)	(6,779)

CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES
Net issuance / (repayments) of short-term borrowings	477	(1,310)
Long-term debt proceeds	25	9,422
Long-term debt repaid	(7)	(9)
Dividends paid	(1,017)	(1,156)
Proceeds from stock option exercises and other	562	46

Net cash provided by financing activities	40	6,993

Effect of exchange rate changes on cash and cash equivalents	75	(240)

Cash and cash equivalents:
(Decrease) / Increase	(214)	753
Balance at beginning of period	2,481	2,101

Balance at end of period	$2,267	$2,854

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.  Summary of Significant Accounting Policies:

Basis of Presentation:

Our interim condensed consolidated financial statements are unaudited. We prepared the condensed consolidated financial statements following SEC rules for interim reporting. As permitted under those rules, we have condensed or omitted a number of footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). It is management’s opinion that these financial statements include all normal and recurring adjustments necessary for a fair presentation of our financial position and operating results. Net revenues and net earnings for any interim period are not necessarily indicative of future or annual results. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

You should read these statements in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2010. Certain revisions of prior-year amounts were made to conform with the current-year presentation.

Principles of Consolidation:

The consolidated financial statements include Kraft Foods, as well as our wholly-owned and majority-owned subsidiaries. The majority of our operating subsidiaries report results as of the last Saturday of the period. A portion of our international operating subsidiaries report results as of the last calendar day of the period or two weeks prior to the last Saturday of the period.

In the second quarter of 2011, we changed the consolidation date for certain operations of our Kraft Foods Europe segment and operations in certain regions of our Kraft Foods Developing Markets segment (Latin America, Eastern and Central Europe, Africa and the Middle East). Previously, these operations primarily reported results two weeks prior to the end of the period. Now, our Kraft Foods Europe segment reports results as of the last Saturday of each period. Our operations in Latin America and certain operations in Eastern and Central Europe, Africa and the Middle East region report results as of the last calendar day of the period. These changes resulted in a favorable impact to net revenues of $360 million and a favorable impact of $50 million to operating income.

In the second quarter of 2010, we changed the consolidation date for certain European biscuits operations within our Kraft Foods Europe segment and certain operations in Asia Pacific within our Kraft Foods Developing Markets segment. Previously, these operations primarily reported period-end results one month prior to the end of the period and moved to reporting results two weeks prior to the last Saturday of the period. These changes resulted in a favorable impact to net revenues of $70 million and had an insignificant impact on operating income.

We believe these changes are preferable and will improve business planning and financial reporting by better matching the close dates of the operating subsidiaries within our Kraft Foods Europe segment and Kraft Foods Developing Markets segment and by bringing the reporting date closer to the period-end date. As the impact to prior-period results was not material, we have not revised prior-period results.

Highly Inflationary Accounting:

We account for our Venezuelan subsidiaries under highly inflationary accounting rules, which principally means all transactions are recorded in U.S. dollars. Venezuela has two exchange rates: the official rate and the government-regulated Transaction System for Foreign Currency Denominated Securities (“SITME”) rate. We used both the official rate and the SITME rate to translate our Venezuelan operations into U.S. dollars, based on the nature of the operations of each individual subsidiary.

We recorded approximately $15 million of favorable foreign currency impacts relating to highly inflationary accounting in Venezuela during the first six months of 2011 and approximately $65 million of unfavorable foreign currency impacts during the first six months of 2010. The 2010 loss included a one-time impact to translate cash of $34 million that we previously carried at the secondary market exchange rate. Upon the change to highly inflationary accounting in January 2010, we were required to translate those U.S. dollars on hand using the official rate.

New Accounting Pronouncements:

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment related to statements of comprehensive income. This amendment requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This amended guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, this amended guidance requires retrospective application. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this standard will not have a material impact on our financial results, but will change the current financial presentation of other comprehensive income within our financial statements.

In May 2011, the FASB issued an amendment to revise fair value measurement and disclosure requirements. This amended guidance provides clarification about the application of existing fair value measurement and disclosure requirements and expands certain other disclosure requirements. The guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We are currently evaluating the impact of this amendment on our financial statements and disclosures.

Subsequent Events:

We evaluated subsequent events and included all accounting and disclosure requirements related to subsequent events in our financial statements.

Note 2.  Acquisitions and Divestitures:

Cadbury Acquisition:

On February 2, 2010, we acquired 71.73% of Cadbury Limited (“Cadbury”) and as of June 1, 2010, we owned 100% of all outstanding Cadbury Shares. The Cadbury acquisition was valued at $18,547 million, or $17,503 million net of cash and cash equivalents.

As part of our Cadbury acquisition, we expensed and incurred transaction-related fees of $12 million for the three months and $215 million for the six months ended June 30, 2010. We recorded these expenses within selling, general and administrative expenses. We also incurred acquisition financing fees of $96 million in the first quarter of 2010. We recorded these expenses within interest and other expense, net.

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

0,000,000,000
Pro forma for the Six Months Ended June 30, 2010
(in millions)

Net revenues	$24,252
Net earnings attributable to Kraft Foods	2,533

Pizza Divestiture:

On March 1, 2010, we completed the sale of the assets of our North American frozen pizza business (“Frozen Pizza”) to Nestlé USA, Inc. (“Nestlé”) for $3.7 billion. Accordingly, the results of the Frozen Pizza business have been reflected as discontinued operations on the condensed consolidated statement of earnings in the prior-period results.

Summary results of operations for the Frozen Pizza business through June 30, 2010 were:

$000,0000
For the Six Months Ended June 30, 2010
(in millions)

Net revenues	$335

Earnings before income taxes	73
Provision for income taxes	(25)
Gain on discontinued operations, net of income taxes	1,596

Earnings and gain from discontinued operations, net of income taxes	$1,644

Earnings before income taxes, as presented, exclude associated allocated overheads of $25 million for the first six months of 2010.

The 2010 gain on discontinued operations from the sale of the Frozen Pizza business included tax expense of $1.2 billion.

Note 3.  Inventories:

Inventories at June 30, 2011 and December 31, 2010 were:

	$000,0000	$000,0000
	June 30, 2011	December 31, 2010
	(in millions)

Raw materials	$2,137	$1,743
Finished product	4,277	3,567

Inventories, net	$6,414	$5,310

Note 4.  Property, Plant and Equipment:

Property, plant and equipment at June 30, 2011 and December 31, 2010 were:

	$000,0000	$000,0000
	June 30, 2011	December 31, 2010
	(in millions)

Land and land improvements	$822	$795
Buildings and building equipment	5,171	4,934
Machinery and equipment	16,982	16,147
Construction in progress	1,290	1,154

	24,265	23,030
Accumulated depreciation	(10,049)	(9,238)

Property, plant and equipment, net	$14,216	$13,792

Note 5. Goodwill and Intangible Assets:

Goodwill by reportable segment at June 30, 2011 and December 31, 2010 was:

	$000,0000	$000,0000
	June 30, 2011	December 31, 2010
	(in millions)

Kraft Foods North America:
U.S. Beverages	$1,290	$1,290
U.S. Cheese	3,000	3,000
U.S. Convenient Meals	985	985
U.S. Grocery	3,046	3,046
U.S. Snacks	9,125	9,125
Canada & N.A. Foodservice	3,501	3,430
Kraft Foods Europe	9,756	9,023
Kraft Foods Developing Markets	8,360	7,957

Total goodwill	$39,063	$37,856

Intangible assets at June 30, 2011 and December 31, 2010 were:

	$000,0000	$000,0000
	June 30, 2011	December 31, 2010
	(in millions)

Non-amortizable intangible assets	$23,892	$23,351
Amortizable intangible assets	3,063	2,928

	26,955	26,279
Accumulated amortization	(446)	(316)

Intangible assets, net	$26,509	$25,963

Non-amortizable intangible assets consist substantially of brand names purchased through our acquisitions of Nabisco Holdings Corp., the Spanish and Portuguese operations of United Biscuits, the global LU biscuit business of Groupe Danone S.A. and Cadbury. Amortizable intangible assets consist primarily of trademark licenses, customer-related intangibles, process technology and non-compete agreements. At June 30, 2011, the weighted-average life of our amortizable intangible assets was 13.2 years.

The movements in goodwill and intangible assets were:

	$000,0000	$000,0000
	Goodwill	Intangible Assets, at Cost
	(in millions)

Balance at January 1, 2011	$37,856	$26,279
Changes due to:
Foreign currency	1,207	676

Balance at June 30, 2011	$39,063	$26,955

Amortization expense was $57 million for the three months and $114 million for the six months ended June 30, 2011. We currently estimate annual amortization expense for each of the next five years to be approximately $230 million.

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

Integration Program costs include the costs associated with combining our operations with Cadbury’s and are separate from the costs related to the acquisition. We incurred charges under the Integration Program of $136 million for the three months and $240 million for the six months ended June 30, 2011, and $149 million for the three months and $192 million for the six months ended June 30, 2010. We recorded these charges in operations, as a part of selling, general and administrative expenses primarily within our Kraft Foods Europe and Kraft Foods Developing Markets segments, as well as general corporate expenses. Since the inception of the Integration Program, we have incurred $897 million of the $1.5 billion in expected charges.

Liability activity for Integration Program for the six months ended June 30, 2011 was (in millions):

$000,0000
Liability balance, January 1, 2011	$406
Charges	240
Cash spent	(291)
Write-offs	(3)
Currency / other	16

Liability balance, June 30, 2011	$368

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

The revolving credit facility agreement includes a covenant that we maintain a minimum total shareholders’ equity, excluding accumulated other comprehensive earnings / (losses) and non-controlling interest, of at least $28.6 billion. At June 30, 2011, our total shareholders’ equity, excluding accumulated other comprehensive losses and non-controlling interest, was $41.0 billion. We expect to continue to meet this covenant. The revolving credit facility agreement also contains customary representations, covenants and events of default. However, there are no other financial covenants, credit rating triggers or provisions that could require us to post collateral as security.

Note 8. Accumulated Other Comprehensive Earnings / (Losses):

The components of accumulated other comprehensive earnings / (losses) were:

	$000,0000	$000,0000	$000,0000	$000,0000
	Currency Translation Adjustments	Pension and Other Benefits	Derivatives Accounted for as Hedges	Total
	(in millions)

Balances at January 1, 2011	$(311)	$(3,658)	$79	$(3,890)
Other comprehensive earnings / (losses), net of income taxes:
Currency translation adjustments	1,907	(71)	–	1,836
Amortization of experience losses and prior service costs	–	121	–	121
Settlement losses	–	22	–	22
Net actuarial gain arising during period		42		42
Net changes in cash flow hedges	–	–	(135)	(135)

Total other comprehensive earnings				1,886

Balances at June 30, 2011	$1,596	$(3,544)	$(56)	$(2,004)

Note 9. Stock Plans:

At our annual meeting of shareholders held on May 24, 2011, our shareholders approved the Kraft Foods Inc. Amended and Restated 2006 Stock Compensation Plan for Non-Employee Directors. The amended plan includes, among other provisions, an increase to the number of shares we are authorized to issue to a maximum of 1.0 million shares of our Common Stock. As of the effective date of the amendment, there were 0.8 million shares available to be granted under the plan.

Restricted and Deferred Stock:

In January 2011, we granted 1.5 million shares of stock in connection with our long-term incentive plan, and the market value per share was $31.62 on the date of grant. In February 2011, as part of our annual equity program, we issued 2.6 million shares of restricted and deferred stock to eligible employees, and the market value per restricted or deferred share was $31.83 on the date of grant. In aggregate, we issued 4.6 million restricted and deferred shares during the first six months of 2011, including those issued as part of our long-term incentive plan, with a weighted-average market value per share of $31.79.

During the first six months of 2011, 4.1 million shares of restricted and deferred stock vested at a market value of $125 million.

Stock Options:

In February 2011, as part of our annual equity program, we granted 15.8 million stock options to eligible employees at an exercise price of $31.83. In aggregate, we granted 16.3 million stock options in the first six months of 2011 at a weighted-average exercise price of $31.80.

There were 15.6 million stock options exercised during the first six months of 2011 with a total intrinsic value of $81 million.

Note 10. Benefit Plans:

Pension Plans

Components of Net Periodic Pension Cost:

Net periodic pension cost consisted of the following for the three and six months ended June 30, 2011 and 2010:

	0,000,000,000	0,000,000,000	0,000,000,000	0,000,000,000
	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2011	2010	2011	2010
	(in millions)

Service cost	$33	$35	$46	$41
Interest cost	91	91	118	99
Expected return on plan assets	(124)	(124)	(138)	(110)
Amortization:
Net loss from experience differences	56	42	26	18
Prior service cost	1	2	1	1
Other expenses	19	14	–	–

Net periodic pension cost	$76	$60	$53	$49

	U.S. Plans		Non-U.S. Plans
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)

Service cost	$73	$72	$90	$77
Interest cost	182	183	231	185
Expected return on plan assets	(248)	(245)	(270)	(207)
Amortization:
Net loss from experience differences	112	85	50	36
Prior service cost	3	3	1	3
Other expenses	36	61	–	–

Net periodic pension cost	$158	$159	$102	$94

Included within other expenses above are severance payments related to our cost savings initiatives and lump-sum payments made to retired employees which resulted in settlement losses under our U.S. plans of $19 million for the three months and $36 million for the six months ended June 30, 2011, and $14 million for the three months and $56 million for the six months ended June 30, 2010. Our U.S. plans also incurred a $5 million curtailment expense in the first quarter of 2010 related to the divestiture of our Frozen Pizza business.

Employer Contributions:

We make contributions to our U.S. and non-U.S. pension plans, primarily to the extent that they are tax deductible and do not generate an excise tax liability. During the first six months of 2011, we contributed $527 million to our U.S. plans and $185 million to our non-U.S. plans. Based on current tax law, we plan to make further contributions of approximately $15 million to our U.S. plans and approximately $215 million to our non-U.S. plans during the remainder of 2011. However, our actual contributions may differ due to many factors, including changes in tax and other benefit laws, or significant differences between expected and actual pension asset performance or interest rates.

Postretirement Benefit Plans

Net postretirement health care costs consisted of the following for the three and six months ended June 30, 2011 and 2010:

	$000,00000	$000,00000	$000,00000	$000,00000
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)

Service cost	$8	$10	$18	$20
Interest cost	41	44	83	86
Amortization:
Net loss from experience differences	15	14	31	27
Prior service credit	(8)	(8)	(16)	(16)

Net postretirement health care costs	$56	$60	$116	$117

Postemployment Benefit Plans

Net postemployment costs consisted of the following for the three and six months ended June 30, 2011 and 2010:

	$000,00000	$000,00000	$000,00000	$000,00000
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)

Service cost	$3	$1	$5	$4
Interest cost	2	2	5	4
Amortization of net gains	(1)	–	(1)	–

Net postemployment costs	$4	$3	$9	$8

Note 11.  Financial Instruments:

See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2010 for additional information on our accounting and purpose for entering into derivatives and our overall risk management strategies.

Fair Value of Derivative Instruments:

The fair values of derivative instruments recorded in the condensed consolidated balance sheet as of June 30, 2011 and December 31, 2010 were:

	$000,00000,	$000,00000,	$000,00000,	$000,00000,
	June 30, 2011		December 31, 2010
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
	(in millions)

Derivatives designated as hedging instruments:
Foreign exchange contracts	$10	$195	$24	$115
Commodity contracts	34	28	74	5
Interest rate contracts	21	49	58	13

	$65	$272	$156	$133

Derivatives not designated as hedging instruments:
Foreign exchange contracts	$48	$27	$21	$48
Commodity contracts	244	195	202	114
Interest rate contracts	62	25	59	21

	$354	$247	$282	$183

Total fair value	$419	$519	$438	$316

We include the fair value of our asset derivatives within other current assets and the fair value of our liability derivatives within other current liabilities.

The fair values (asset / (liability)) of our derivative instruments at June 30, 2011 were determined using:

	0,000,000,000	0,000,000,000	0,000,000,000	0,000,000,000
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)

Foreign exchange contracts	$(164)	$–	$(164)	$–
Commodity contracts	55	31	24	–
Interest rate contracts	9	–	9	–

Total derivatives	$(100)	$31	$(131)	$–

Level 2 financial assets and liabilities consist of foreign exchange forwards and currency swaps; commodity forwards, and options; and interest rate swaps. Foreign currency contracts are valued using an income approach based on observable market forward rates less the contract rate multiplied by the notional amount. Commodity derivatives are valued using an income approach based on the observable market commodity index prices less the contract rate multiplied by the notional amount. Our calculation of the fair value of interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the observable market interest rate curve. Our calculation of the fair value of financial instruments takes into consideration the risk of nonperformance, including counterparty credit risk.

Derivative Coverage:

As of June 30, 2011, we had hedged forecasted transactions for the following durations:

•	commodity transactions for periods not exceeding the next 21 months;
•	interest rate transactions for periods not exceeding the next 31 years and 10 months; and
•	foreign currency transactions for periods not exceeding the next 12 months.

Derivative Volume:

As of June 30, 2011 and December 31, 2010, we had the following outstanding hedges:

	0,000,000,000	0,000,000,000
	Notional Amount
	June 30, 2011	December 31, 2010
	(in millions)

Foreign exchange contracts:
Intercompany loans and forecasted interest payments	$3,436	$2,183
Forecasted transactions	1,746	1,946
Commodity contracts	465	630
Interest rate contracts	5,300	5,167
Net investment hedge – euro notes	4,133	3,814
Net investment hedge – pound sterling notes	1,044	1,015

Cash Flow Hedges:

Cash flow hedges affected accumulated other comprehensive earnings / (losses), net of income taxes, as follows:

	$000,000	$000,000	$000,000	$000,000
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)

Accumulated gain at beginning of period	$66	$68	$79	$101
Transfer of realized gains in fair value to earnings	(3)	(3)	(17)	(6)
Unrealized loss in fair value	(119)	(131)	(118)	(161)

Accumulated loss at June 30	$(56)	$(66)	$(56)	$(66)

The effects of cash flow hedges for the three and six months ended June 30, 2011 and 2010 were:

	$000,000	$000,000	$000,000	$000,000
	For the Three Months Ended June 30, 2011		For the Three Months Ended June 30, 2010
	Gain / (Loss) Recognized in OCI	(Gain) / Loss Reclassified from AOCI into Earnings	Gain / (Loss) Recognized in OCI	(Gain) / Loss Reclassified from AOCI into Earnings
	(in millions)

Foreign exchange contracts – intercompany loans	$–	$–	$(2)	$–
Foreign exchange contracts – forecasted transactions	(23)	28	13	(7)
Commodity contracts	(18)	(31)	8	4
Interest rate contracts	(78)	–	(150)	–

Total	$(119)	$(3)	$(131)	$(3)

	For the Six Months Ended June 30, 2011		For the Six Months Ended June 30, 2010
	Gain / (Loss) Recognized in OCI	(Gain) / Loss Reclassified from AOCI into Earnings	Gain / (Loss) Recognized in OCI	(Gain) / Loss Reclassified from AOCI into Earnings
	(in millions)

Foreign exchange contracts – intercompany loans	$1	$–	$1	$–
Foreign exchange contracts – forecasted transactions	(73)	33	25	(14)
Commodity contracts	(4)	(51)	(3)	7
Interest rate contracts	(42)	1	(184)	1

Total	$(118)	$(17)	$(161)	$(6)

	$000,000,00	$000,000,00	$000,000,00	$000,000,00
	For the Three Months Ended June 30, 2011		For the Three Months Ended June 30, 2010
	Gain / (Loss) on Ineffectiveness Recognized in Earnings	Gain / (Loss) on Amount Excluded from Effectiveness Testing Recognized in Earnings	Gain / (Loss) on Ineffectiveness Recognized in Earnings	Gain / (Loss) on Amount Excluded from Effectiveness Testing Recognized in Earnings
	(in millions)

Foreign exchange contracts – intercompany loans	$–	$–	$–	$–
Foreign exchange contracts – forecasted transactions	–	–	–	–
Commodity contracts	–	–	–	–
Interest rate contracts	(5)	–	–	–

Total	$(5)	$–	$–	$–

	For the Six Months Ended June 30, 2011		For the Six Months Ended June 30, 2010
	Gain / (Loss) on Ineffectiveness Recognized in Earnings	Gain / (Loss) on Amount Excluded from Effectiveness Testing Recognized in Earnings	Gain / (Loss) on Ineffectiveness Recognized in Earnings	Gain / (Loss) on Amount Excluded from Effectiveness Testing Recognized in Earnings
	(in millions)

Foreign exchange contracts – intercompany loans	$–	$–	$–	$–
Foreign exchange contracts – forecasted transactions	–	–	–	–
Commodity contracts	4	–	(9)	(1)
Interest rate contracts	(6)	–	–	–

Total	$(2)	$–	$(9)	$(1)

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

We expect to transfer unrealized gains of $3 million (net of taxes) for commodity cash flow hedges, unrealized losses of $23 million (net of taxes) for foreign currency cash flow hedges and unrealized losses of $2 million (net of taxes) for interest rate cash flow hedges to earnings during the next 12 months.

Fair Value Hedges:

The effects of fair value hedges for the three and six months ended June 30, 2011 and 2010 were:

	0,000,000,000	0,000,000,000	0,000,000,000	0,000,000,000
	For the Three Months Ended June 30, 2011		For the Three Months Ended June 30, 2010
	Gain / (Loss) Recognized in Income on Derivatives	Gain / (Loss) Recognized in Income on Borrowings	Gain / (Loss) Recognized in Income on Derivatives	Gain / (Loss) Recognized in Income on Borrowings
	(in millions)

Interest rate contracts	$(3)	$3	$(2)	$2

	For the Six Months Ended June 30, 2011		For the Six Months Ended June 30, 2010
	Gain / (Loss) Recognized in Income on Derivatives	Gain / (Loss) Recognized in Income on Borrowings	Gain / (Loss) Recognized in Income on Derivatives	Gain / (Loss) Recognized in Income on Borrowings
	(in millions)

Interest rate contracts	$(3)	$3	$3	$(3)

We include the gain or loss on hedged long-term debt and the offsetting loss or gain on the related interest rate swap in interest and other expense, net.

Economic Hedges:

The effects of economic hedges which are not designated as hedging instruments for the three and six months ended June 30, 2011 and 2010 were:

	0,000,000	0,000,000	0,000,000	0,000,000	0,000,000
	Gain / (Loss) Recognized in Earnings				Location of Gain / (Loss) Recognized in Earnings
	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2011	2010	2011	2010
	(in millions)

Foreign exchange contracts:
Intercompany loans and forecasted interest payments	$(34)	$17	$(38)	$23	Interest expense
Forecasted transactions	(7)	1	(6)	2	Cost of sales
Forecasted transactions	4	–	5	(17)	Interest expense
Cadbury acquisition related	–	–	–	(395)	Interest expense
Interest rate contracts	1	(4)	(1)	5	Interest expense
Commodity contracts	108	35	155	11	Cost of sales

Total	$72	$49	$115	$(371)

The 2010 hedging losses related to the Cadbury acquisition were economically offset by foreign exchange movement net gains of $240 million on the British pound cash, borrowings on the senior unsecured bridge facility utilized for the Cadbury acquisition, and other payable balances associated with the acquisition.

Hedges of Net Investments in Foreign Operations:

The effects of hedges of net investments in foreign operations for the three and six months ended June 30, 2011 and 2010 were:

	Gain / (Loss) Recognized in OCI				Location of Gain / (Loss) Recorded in AOCI
	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2011	2010	2011	2010
	(in millions)

Euro notes	$(62)	$231	$(203)	$378	Currency Translation Adjustment
Pound sterling notes	(1)	–	(18)	–	Currency Translation Adjustment

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

Starbucks CPG Business:

As we previously disclosed, on November 29, 2010, we initiated an arbitration proceeding against Starbucks Coffee Company (“Starbucks”) to challenge Starbucks’ attempt to end our retail coffee agreement without compensating us pursuant to the agreement’s termination provisions. On March 1, 2011, Starbucks, without our authorization and in what we contend is a violation and breach of our agreements with Starbucks, unilaterally took control of the sale and distribution of the packaged coffee business in grocery stores and other channels by terminating its agreements (“Agreements”) with us without valid grounds. We are vigorously contesting Starbucks’ action and are seeking appropriate remedies under the Agreements, including but not limited to payment of the fair market value of the business plus the premium the Agreements specify. In accordance with our rights under the Agreements, we initiated an arbitration proceeding in Chicago, Illinois in order to determine the parties’ respective rights and obligations under the Agreements. The arbitration proceeding is set for April 30 through May 18, 2012.

Third-Party Guarantees:

We have third-party guarantees primarily covering the long-term obligations of our vendors. As part of those transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At June 30, 2011, the carrying amount of our third-party guarantees on our condensed consolidated balance sheet and the maximum potential payment under these guarantees was $26 million. Substantially all of these guarantees expire at various times through 2018.

Note 13.  Income Taxes:

As of January 1, 2011, our unrecognized tax benefits were $1,281 million. If we had recognized all of these benefits, the net impact on our income tax provision would have been $1,062 million. Our unrecognized tax benefits increased $250 million during the six months ended June 30, 2011 for additions based on prior year tax positions, current year tax positions and adjustments for currency, partially offset by decreases from positions taken during prior periods. As of June 30, 2011, our unrecognized tax benefits were $1,531 million. If we had recognized all of these benefits, the net impact on our income tax provision would have been $1,306 million.

The amount of unrecognized tax benefits could decrease by approximately $150 – $200 million during the next 12 months due to audit settlements and the expiration of statutes of limitations in various jurisdictions.

We include accrued interest and penalties related to uncertain tax positions in our tax provision. As of January 1, 2011, we had $246 million of accrued interest and penalties. The increase in accrued interest and penalties during the six months ended June 30, 2011 was $35 million.

Our income tax returns are regularly examined by various federal, state and foreign tax authorities. The U.S. federal statute of limitations remains open for all tax periods beginning with the 2004 tax year. The IRS is currently examining our 2004 – 2006 tax returns and we expect this examination to close during 2012. Our income tax filings are also currently under examination by taxing authorities in various U.S. state and foreign jurisdictions. U.S. state and foreign jurisdictions have statutes of limitations generally ranging from three to five years, however these statutes are often extended by mutual agreement with the tax authorities. Years still open to examination by foreign tax authorities in major jurisdictions include (earliest open tax year in parentheses): Germany (1999), Brazil (2005), Canada (2003), Spain (2002), France (2006), United Kingdom (2006), Australia (2008), Russia (2004) and India (2003).

Note 14.  Earnings Per Share:

Basic and diluted EPS were calculated using the following:

	0,000,000,000	0,000,000,000	0,000,000,000	0,000,000,000
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in millions, except per share data)

Earnings from continuing operations	$976	$939	$1,778	$1,188
Earnings and gain from discontinued operations, net of income taxes	–	–	–	1,644

Net earnings	976	939	1,778	2,832
Noncontrolling interest	–	2	3	12

Net earnings attributable to Kraft Foods	$976	$937	$1,775	$2,820

Weighted-average shares for basic EPS	1,764	1,747	1,759	1,681
Plus incremental shares from assumed conversions of stock options and long-term incentive plan shares	7	5	7	5

Weighted-average shares for diluted EPS	1,771	1,752	1,766	1,686

Basic earnings per share attributable to Kraft Foods:
Continuing operations	$0.55	$0.54	$1.01	$0.70
Discontinued operations	–	–	–	0.98

Net earnings attributable to Kraft Foods	$0.55	$0.54	$1.01	$1.68

Diluted earnings per share attributable to Kraft Foods:
Continuing operations	$0.55	$0.53	$1.01	$0.70
Discontinued operations	–	–	–	0.97

Net earnings attributable to Kraft Foods	$0.55	$0.53	$1.01	$1.67

We exclude antidilutive Kraft Foods stock options from our calculation of weighted-average shares for diluted EPS. We excluded 16.0 million antidilutive stock options for the three months and 17.6 million antidilutive stock options for the six months ended June 30, 2011, and we excluded 31.1 million antidilutive stock options for the three months and 33.9 million antidilutive stock options for the six months ended June 30, 2010.

Note 15. Segment Reporting:

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

Segment data were:

	0,000,000,000	0,000,000,000	0,000,000,000	0,000,000,000
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in millions)

Net revenues:
Kraft Foods North America:
U.S. Beverages	$779	$886	$1,600	$1,707
U.S. Cheese	875	797	1,749	1,642
U.S. Convenient Meals	881	839	1,673	1,609
U.S. Grocery	973	923	1,767	1,739
U.S. Snacks	1,510	1,516	3,002	2,908
Canada & N.A. Foodservice	1,300	1,200	2,463	2,244
Kraft Foods Europe	3,525	2,793	6,541	5,502
Kraft Foods Developing Markets	4,035	3,299	7,656	6,220

Net revenues	$13,878	$12,253	$26,451	$23,571

	0,000,000,00	0,000,000,00	0,000,000,00	0,000,000,00
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)

Earnings from continuing operations before income taxes:
Operating income:
Kraft Foods North America:
U.S. Beverages	$138	$178	$299	$350
U.S. Cheese	143	136	277	270
U.S. Convenient Meals	99	101	204	185
U.S. Grocery	379	357	671	643
U.S. Snacks	192	240	385	447
Canada & N.A. Foodservice	188	175	339	275
Kraft Foods Europe	415	335	723	624
Kraft Foods Developing Markets	518	429	923	788
Unrealized gains / (losses) on hedging activities	(100)	22	(38)	(16)
Certain U.S. pension plan costs	(44)	(25)	(86)	(81)
General corporate expenses	(65)	(187)	(131)	(485)
Amortization of intangibles	(57)	(60)	(114)	(93)

Operating income	1,806	1,701	3,452	2,907
Interest and other expense, net	441	439	887	1,063

Earnings from continuing operations before income taxes	$1,365	$1,262	$2,565	$1,844

General Corporate Expenses – The 2011 decrease in general corporate expenses was primarily due to the 2010 Cadbury acquisition-related transaction fees.

Integration Program – We incurred charges under the Integration Program of $136 million for the three months and $240 million for the six months ended June 30, 2011, and $149 million for the three months and $192 million for the six months ended June 30, 2010. We recorded these charges in operations, as a part of selling, general and administrative expenses primarily within our Kraft Foods Europe and Kraft Foods Developing Markets segments, as well as general corporate expenses.

Net revenues by consumer sector, which includes Kraft macaroni and cheese dinners in the Convenient Meals sector and the separation of Canada & N.A. Foodservice, Kraft Foods Europe and Kraft Foods Developing Markets into sector components, were:

	0,000,000,00	0,000,000,00	0,000,000,00	0,000,000,00
	For the Three Months Ended June 30, 2011
	Kraft Foods North America	Kraft Foods Europe	Kraft Foods Developing Markets	Total
	(in millions)

Biscuits	$1,459	$745	$877	$3,081
Confectionery	454	1,351	1,887	3,692
Beverages	934	868	815	2,617
Cheese	1,293	342	249	1,884
Grocery	938	119	172	1,229
Convenient Meals	1,240	100	35	1,375

Total net revenues	$6,318	$3,525	$4,035	$13,878

	For the Three Months Ended June 30, 2010
	Kraft Foods North America	Kraft Foods Europe	Kraft Foods Developing Markets	Total
	(in millions; as revised)

Biscuits(1)	$1,397	$658	$673	$2,728
Confectionery(1)	470	1,125	1,567	3,162
Beverages(1)	1,022	597	667	2,286
Cheese	1,181	240	216	1,637
Grocery	916	94	144	1,154
Convenient Meals	1,175	79	32	1,286

Total net revenues	$6,161	$2,793	$3,299	$12,253

	For the Six Months Ended June 30, 2011
	Kraft Foods North America	Kraft Foods Europe	Kraft Foods Developing Markets	Total
	(in millions)

Biscuits	$2,857	$1,312	$1,607	$5,776
Confectionery	880	2,756	3,765	7,401
Beverages	1,898	1,533	1,436	4,867
Cheese	2,562	602	475	3,639
Grocery	1,656	188	308	2,152
Convenient Meals	2,401	150	65	2,616

Total net revenues	$12,254	$6,541	$7,656	$26,451

	For the Six Months Ended June 30, 2010
	Kraft Foods North America	Kraft Foods Europe	Kraft Foods Developing Markets	Total
	(in millions; as revised)

Biscuits(1)	$2,763	$1,215	$1,274	$5,252
Confectionery(1)	777	2,311	2,952	6,040
Beverages(1)	1,962	1,197	1,237	4,396
Cheese	2,392	482	425	3,299
Grocery	1,663	168	271	2,102
Convenient Meals	2,292	129	61	2,482

Total net revenues	$11,849	$5,502	$6,220	$23,571

(1) Within the above sector revenues disclosures, we reclassified certain net revenues as of June 30, 2010 to conform to the current quarter’s presentation.

Note 16. Subsequent Events:

On August 4, 2011, we announced that our Board of Directors intends to create two independent public companies: (i) a high-growth global snacks business with estimated revenues of approximately $32 billion (the “Global Snacks Business”) and (ii) a high-margin North American grocery business with estimated revenues of approximately $16 billion (the “North American Grocery Business”). The Global Snacks Business will consist of our current Kraft Foods Europe and Developing Markets segments as well as our North American snack and confectionary brands. The North American Grocery Business will consist of our current U.S. Beverages, Cheese, Convenient Meals and Grocery segments and the non-snack categories in our Canada & N.A. Food Service segment. We expect to create these companies through a tax-free spin-off of the North American Grocery Business to our shareholders.

The transaction is subject to a number of conditions, including the receipt of regulatory approvals, an opinion from tax counsel and a favorable ruling from the Internal Revenue Service to ensure the tax-free status of the spin-off of the North American Grocery Business, execution of intercompany agreements, further diligence as appropriate and final approval from our Board of Directors. While our current target is to complete the spin-off before year-end 2012, we cannot assure that the spin-off will be completed on the anticipated timeline or that the terms of the spin-off will not change.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Description of the Company

We manufacture and market packaged food products, including snacks, beverages, cheese, convenient meals and various packaged grocery products. We have operations in more than 75 countries and sell our products in approximately 170 countries.

Proposed Spin-Off Transaction

On August 4, 2011, we announced that our Board of Directors intends to create two independent public companies: (i) a high-growth global snacks business (the “Global Snacks Business”) and (ii) a high-margin North American grocery business (the “North American Grocery Business”). The Global Snacks Business will consist of our current Kraft Foods Europe and Developing Markets segments as well as our North American snack and confectionary brands. The North American Grocery Business will consist of our current U.S. Beverages, Cheese, Convenient Meals and Grocery segments and the non-snack categories in our Canada & N.A. Food Service segment. We expect to create these companies through a tax-free spin-off of the North American Grocery Business to our shareholders.

The transaction is subject to a number of conditions, including the receipt of regulatory approvals, an opinion from tax counsel and a favorable ruling from the Internal Revenue Service to ensure the tax-free status of the spin-off of the North American Grocery Business, execution of intercompany agreements, further diligence as appropriate and final approval from our Board of Directors. While our current target is to complete the spin-off before year-end 2012, we cannot assure that the spin-off will be completed on the anticipated timeline or that the terms of the spin-off will not change. See “Part II, Item 1A – Risk Factors” for certain risk factors relating to the proposed spin-off transaction. The disclosures within this Management Discussion and Analysis of Financial Condition and Results of Operations are on a consolidated Kraft Foods Inc. basis and do not take into account the proposed spin-off of the North American Grocery Business.

Executive Summary

Significant highlights of the three and six months ended June 30, 2011 are summarized below and discussed in the Discussion and Analysis that follows.

•

Net revenues increased 13.3% (including a 2.1 pp benefit from accounting calendar changes) to $13.9 billion in the second quarter of 2011 and increased 12.2% (including 3.0 pp due to an additional month of Cadbury results in 2011 than in the first six months of 2010 and a 1.1 pp benefit from accounting calendar changes) to $26.5 billion in the first six months of 2011 as compared to the same periods in the prior year.

•

Organic net revenues increased 7.1% to $12.9 billion in the second quarter of 2011 and increased 5.9% to $24.5 billion in the first six months of 2011 as compared to the same periods in the prior year.

•

Diluted EPS attributable to Kraft Foods increased 3.8% to $0.55 (including a $0.01 benefit from accounting calendar changes) in the second quarter of 2011 as compared to $0.53 for the same period in the prior year. Diluted EPS attributable to Kraft Foods decreased 39.5% to $1.01 (including a $0.01 benefit from accounting calendar changes) in the first six months of 2011 as compared to $1.67 for the same period in the prior year. The first six months of 2010 included the discontinued operations impact of $0.97 from the Frozen Pizza divestiture. Diluted EPS attributable to Kraft Foods from continuing operations increased 44.3% to $1.01 (including a $0.01 benefit from accounting calendar changes) in the first six months of 2011 as compared to $0.70 for the same period in the prior year.

•

Operating EPS attributable to Kraft Foods increased 3.3% to $0.62 (including a $0.01 benefit from accounting calendar changes) in the second quarter of 2011 as compared to $0.60 for the same period in the prior year. Operating EPS attributable to Kraft Foods increased 3.6% to $1.14 (including a $0.01 benefit from accounting calendar changes) in the first six months of 2011 as compared to $1.10 for the same period in the prior year.

Discussion and Analysis

Items Affecting Comparability of Financial Results

Acquisitions and Divestitures

Cadbury Acquisition:

On February 2, 2010, we acquired 71.73% of Cadbury Limited (“Cadbury”) and as of June 1, 2010, we owned 100% of all outstanding Cadbury Shares. The Cadbury acquisition was valued at $18,547 million, or $17,503 million net of cash and cash equivalents.

As part of our Cadbury acquisition, we expensed and incurred transaction-related fees of $12 million for the three months and $215 million for the six months ended June 30, 2010. We recorded these expenses within selling, general and administrative expenses. We also incurred acquisition financing fees of $96 million in the first quarter of 2010. We recorded these expenses within interest and other expense, net.

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

0,000,000,000
Pro forma for the Six Months Ended June 30, 2010
(in millions)

Net revenues	$24,252
Net earnings attributable to Kraft Foods	2,533

Pizza Divestiture:

On March 1, 2010, we completed the sale of the assets of our North American frozen pizza business (“Frozen Pizza”) to Nestlé USA, Inc. (“Nestlé”) for $3.7 billion. Accordingly, the results of the Frozen Pizza business have been reflected as discontinued operations on the condensed consolidated statement of earnings in the prior-period results.

Summary results of operations for the Frozen Pizza business through June 30, 2010 were:

0,000,000,000
For the Six Months Ended June 30, 2010
(in millions)

Net revenues	$335

Earnings before income taxes	73
Provision for income taxes	(25)
Gain on discontinued operations, net of income taxes	1,596

Earnings and gain from discontinued operations, net of income taxes	$1,644

Earnings before income taxes, as presented, exclude associated allocated overheads of $25 million for the first six months of 2010.

The 2010 gain on discontinued operations in the first quarter of 2010 from the sale of the Frozen Pizza business included tax expense of $1.2 billion.

Starbucks CPG Business:

As we previously disclosed, on November 29, 2010, we initiated an arbitration proceeding against Starbucks Coffee Company (“Starbucks”) to challenge Starbucks’ attempt to end our retail coffee agreement without compensating us pursuant to the agreement’s termination provisions. On March 1, 2011, Starbucks, without our authorization and in what we contend is a violation and breach of our agreements with Starbucks, unilaterally took control of the sale and distribution of the packaged coffee business in grocery stores and other channels by terminating its agreements (“Agreements”) with us without valid grounds. We are vigorously contesting Starbucks’ action and are seeking appropriate remedies under the Agreements, including but not limited to payment of the fair market value of the business plus the premium the Agreements specify. In accordance with our rights under the Agreements, we initiated an arbitration proceeding in Chicago, Illinois in order to determine the parties’ respective rights and obligations under the Agreements. The arbitration proceeding is set for April 30 through May 18, 2012.

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

Integration Program costs include the costs associated with combining our operations with Cadbury’s and are separate from the costs related to the acquisition. We incurred charges under the Integration Program of $136 million for the three months and $240 for the six months ended June 30, 2011, and $149 million for the three months and $192 million for the six months ended June 30, 2010. We recorded these charges in operations, as a part of selling, general and administrative expenses primarily within our Kraft Foods Europe and Kraft Foods Developing Markets segments, as well as general corporate expenses. Since the inception of the Integration Program, we have incurred $897 million of the $1.5 billion in expected charges. At June 30, 2011, we had an accrual of $368 million related to the Integration Program.

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

Accounting Calendar Changes in 2011 and 2010

The majority of our operating subsidiaries report results as of the last Saturday of the period. A portion of our international operating subsidiaries report results as of the last calendar day of the period or two weeks prior to the last Saturday of the period.

In the second quarter of 2011, we changed the consolidation date for certain operations of our Kraft Foods Europe segment and operations in certain regions of our Kraft Foods Developing Markets segment (Latin America, Eastern and Central Europe, Africa and the Middle East). Previously, these operations primarily reported results two weeks prior to the end of the period. Now, our Kraft Foods Europe segment reports results as of the last Saturday of each period. Our operations in Latin America and certain operations in Central and Eastern Europe, Middle East and Africa region (“CEEMA”) report results as of the last calendar day of the period. These changes resulted in a favorable impact to net revenues of $360 million and a favorable impact of $50 million to operating income. For 2011, we plan to reinvest the favorable operating income impact realized from these accounting calendar changes.

In the second quarter of 2010, we changed the consolidation date for certain European biscuits operations within our Kraft Foods Europe segment and certain operations in Asia Pacific within our Kraft Foods Developing Markets segment. Previously, these operations primarily reported period-end results one month prior to the end of the period and moved to reporting results two weeks prior to the last Saturday of the period. These changes resulted in a favorable impact to net revenues of $70 million and had an insignificant impact on operating income.

We believe these changes are preferable and will improve business planning and financial reporting by better matching the close dates of the operating subsidiaries within our Kraft Foods Europe segment and Kraft Foods Developing Markets segment and by bringing the reporting date closer to the period-end date. As the impact to prior-period results was not material, we have not revised prior-period results.

Provision for Income Taxes

Our effective tax rate was 28.5% in the second quarter of 2011 and 30.7% in the first six months of 2011. The 2011 second quarter effective tax rate was favorably impacted by net discrete items totaling $52 million, arising principally from the favorable resolution with foreign tax authorities of several tax positions taken in prior years. For the first six months of 2011, our effective tax rate was favorably impacted by net discrete items totaling $58 million, primarily from favorable resolutions reached with foreign tax authorities in the second quarter.

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

Consolidated Results of Operations

The following discussion compares our consolidated results of operations for the three months ended June 30, 2011 and 2010 and for the six months ended June 30, 2011 and 2010.

Three Months Ended June 30:

	For the Three Months Ended June 30,
	2011	2010	$ change	% change
	(in millions, except per share data)

Net revenues	$13,878	$12,253	$1,625	13.3%

Operating income	1,806	1,701	105	6.2%

Earnings from continuing operations	976	939	37	3.9%

Net earnings attributable to Kraft Foods	976	937	39	4.2%

Diluted earnings per share attributable to Kraft Foods from continuing operations	0.55	0.53	0.02	3.8%

Diluted earnings per share attributable to Kraft Foods	0.55	0.53	0.02	3.8%

Net Revenues – Net revenues increased $1,625 million (13.3%) to $13,878 million in the second quarter of 2011, and organic net revenues increased $852 million (7.1%) to $12,875 million as follows.

Change in net revenues (by percentage point)
Higher net pricing	5.5	pp
Favorable volume/mix	1.6	pp

Total change in organic net revenues (1)	7.1%
Favorable foreign currency	5.7	pp
Impact of accounting calendar changes	2.1	pp
Impact of divestitures (including the Starbucks CPG business)	(1.6	)pp

Total change in net revenues	13.3%

(1) Please see the Non-GAAP Financial Measures section at the end of this item.

Organic net revenues growth was driven by higher net pricing and favorable volume/mix. Higher net pricing was reflected across all reportable business segments as we increased pricing to offset higher input costs. Favorable volume/mix was driven primarily by higher base business shipments in Kraft Foods Developing Markets. Favorable foreign currency increased net revenues by $687 million, due primarily to the strength of the euro, Brazilian real, Australian dollar, British pound, Canadian dollar, Swedish krona and Swiss franc versus the U.S. dollar. Excluding the effects of foreign currency, accounting calendar changes added $316 million in net revenues in the second quarter of 2011, as compared to $59 million in the second quarter of 2010. These gains were partially offset by the impact of divestitures (including the Starbucks CPG business).

Operating Income – Operating income increased $105 million (6.2%) to $1,806 million in the second quarter of 2011, due to the following:

	Operating Income	Change
	(in millions)	(percentage point)

Operating Income for the Three Months Ended June 30, 2010	$1,701
Integration Program costs	149	8.6	pp
2010 acquisition-related costs associated with Cadbury	10	0.6	pp

Underlying Operating Income for the Three Months Ended June 30, 2010 (1)	$1,860
Higher net pricing	661	36.5	pp
Higher input costs	(678)	(37.4)	pp
Favorable volume/mix	55	3.0	pp
Lower selling, general and administrative expenses	35	1.9	pp
Increased operating income from accounting calendar changes	34	1.9	pp
Change in unrealized gains/losses on hedging activities	(122)	(6.7)	pp
Favorable foreign currency	127	6.8	pp
Decreased operating income from divestitures (including the Starbucks CPG business)	(39)	(2.1)	pp
Other, net	9	0.5	pp

Total change in underlying operating income	82	4.4%

Underlying Operating Income for the Three Months Ended June 30, 2011 (1)	$1,942
Integration Program costs	(136)	(7.4)	pp

Operating Income for the Three Months Ended June 30, 2011	$1,806	6.2%

(1) Please see the Non-GAAP Financial Measures section at the end of this item.

Higher input costs offset higher pricing during the quarter. The increase in input costs was driven by significantly higher raw material costs and to a lesser extent higher manufacturing costs, primarily in Kraft Foods Developing Markets. The favorable volume/mix was driven primarily by a strong contribution from Kraft Foods Developing Markets, which was partially offset by declines in all other reportable segments except U.S. Cheese. Total selling, general and administrative expenses increased $75 million over the second quarter of 2010. Excluding the impacts of divestitures (including the Starbucks CPG business), foreign currency, accounting calendar changes and our Cadbury acquisition (including Integration Program and acquisition-related costs), selling, general and administrative expenses decreased $35 million from the second quarter of 2010. Favorable foreign currency increased operating income by $127 million, due primarily to the impact of the highly inflationary Venezuelan economy and the strength of the euro, Australian dollar, Brazilian real and Canadian dollar versus the U.S. dollar. Accounting calendar changes added $34 million in operating income, as we realized operating income from accounting calendar changes of $44 million (excluding the effects of foreign currency) in the second quarter of 2011, versus $10 million in the second quarter of 2010. The change in unrealized gains/losses on hedging activities decreased operating income by $122 million, as we recognized losses of $100 million in the second quarter of 2011, versus gains of $22 million in the second quarter of 2010. In addition, the impact of divestitures includes Starbucks unilaterally taking control of significant coffee contracts, and the 2010 divestitures of certain Cadbury confectionery operations in Poland and Romania. As a result of these changes, operating income margin decreased, from 13.9% in the second quarter of 2010 to 13.0% in the second quarter of 2011. The margin decline was driven primarily by the change in unrealized gains/losses on hedging activities and the impact of the higher revenue base on the margin calculation.

Net Earnings and Diluted Earnings per Share Attributable to Kraft Foods – Net earnings attributable to Kraft Foods of $976 million increased by $39 million (4.2%) in the second quarter of 2011. Diluted EPS attributable to Kraft Foods was $0.55 in the second quarter of 2011, up $0.02 from $0.53 in the second quarter of 2010. These changes were due to the following:

Diluted EPS

Diluted EPS Attributable to Kraft Foods for the Three Months Ended June 30, 2010	$0.53
Acquisition-related costs	0.01
Integration Program costs	0.06

Operating EPS for the Three Months Ended June 30, 2010 (1)	0.60
Increases in operations	0.03
Decreased operating income from divestitures (including the Starbucks CPG business)	(0.01)
Increased operating income from accounting calendar changes	0.01
Change in unrealized gains/losses on hedging activities	(0.05)
Favorable foreign currency	0.05
Higher interest and other expense, net (2)	–
Changes in taxes	(0.01)
Higher shares outstanding	–

Operating EPS for the Three Months Ended June 30, 2011 (1)	0.62
Integration Program costs	(0.07)

Diluted EPS Attributable to Kraft Foods for the Three Months Ended June 30, 2011	$0.55

(1) Please see the Non-GAAP Financial Measures section at the end of this item. (2) Excludes impacts of acquisition-related interest and other expense, net.

Six Months Ended June 30:

	For the Six Months Ended June 30,
	2011	2010	$ change	% change
	(in millions, except per share data)

Net revenues	$26,451	$23,571	$2,880	12.2%

Operating income	3,452	2,907	545	18.7%

Earnings from continuing operations	1,778	1,188	590	49.7%

Net earnings attributable to Kraft Foods	1,775	2,820	(1,045)	(37.1%)

Diluted earnings per share attributable to Kraft Foods from continuing operations	1.01	0.70	0.31	44.3%

Diluted earnings per share attributable to Kraft Foods	1.01	1.67	(0.66)	(39.5%)

Net Revenues – Net revenues increased $2,880 million (12.2%) to $26,451 million in the first six months of 2011, and organic net revenues increased $1,369 million (5.9%) to $24,539 million as follows.

Change in net revenues (by percentage point)
Higher net pricing	4.6	pp
Favorable volume/mix	1.3	pp

Total change in organic net revenues (1)	5.9%
Favorable foreign currency	3.5	pp
Impact of the Cadbury acquisition (2)	3.0	pp
Impact of accounting calendar changes	1.1	pp
Impact of divestitures (including the Starbucks CPG business)	(1.3	)pp

Total change in net revenues	12.2%

(1) Please see the Non-GAAP Financial Measures section at the end of this item. (2) Impact of acquisition reflects the incremental January 2011 operating results from our Cadbury acquisition.

Organic net revenues growth was driven by higher net pricing and favorable volume/mix. Higher net pricing was reflected across all reportable business segments as we increased pricing to offset higher input costs. Favorable volume/mix was driven primarily by higher base business shipments in Kraft Foods Developing Markets, Kraft Foods Europe and U.S. Cheese. Favorable foreign currency increased net revenues by $808 million, due primarily to the strength of the euro, Brazilian real, Australian dollar, Canadian dollar and British pound versus the U.S. dollar. The Cadbury acquisition, due to the incremental January 2011 operating results, added $697 million in net revenues. Excluding the effects of foreign currency, accounting calendar changes added $316 million in net revenues in the first six months of 2011, as compared to $63 million in the first six months of 2010. These gains were partially offset by the impact of divestitures (including the Starbucks CPG business).

Operating Income – Operating income increased $545 million (18.7%) to $3,452 million in the first six months of 2011, due to the following:

	Operating Income	Change
	(in millions)	(percentage point)

Operating Income for the Six Months Ended June 30, 2010	$2,907
Integration Program costs	192	7.3	pp
2010 acquisition-related costs associated with Cadbury	270	9.5	pp

Underlying Operating Income for the Six Months Ended June 30, 2010 (1)	$3,369
Higher net pricing	1,068	32.5	pp
Higher input costs	(1,065)	(32.4	)pp
Favorable volume/mix	108	3.3	pp
Lower selling, general and administrative expenses	40	1.2	pp
Incremental operating income from the Cadbury acquisition (2)	83	2.5	pp
Increased operating income from accounting calendar changes	34	1.0	pp
Change in unrealized gains/losses on hedging activities	(22)	(0.7	)pp
Favorable foreign currency	132	3.9	pp
Decreased operating income from divestitures (including the Starbucks CPG business)	(58)	(1.8	)pp
Other, net	3	0.1	pp

Total change in underlying operating income	323	9.6%

Underlying Operating Income for the Six Months Ended June 30, 2011 (1)	$3,692
Integration Program costs	(240)	(7.7	)pp

Operating Income for the Six Months Ended June 30, 2011	$3,452	18.7%

(1) Please see the Non-GAAP Financial Measures section at the end of this item. (2) Impact of acquisition reflects the incremental January 2011 operating results from our Cadbury acquisition.

Higher pricing offset higher input costs during the first six months of 2011. The increase in input costs was driven by significantly higher raw material costs and to a lesser extent higher manufacturing costs in Kraft Foods Developing Markets. The favorable volume/mix was driven primarily by strong contributions from Kraft Foods Developing Markets, Kraft Foods Europe and U.S. Cheese, partially offset by declines in all other reportable segments. Total selling, general and administrative expenses increased $158 million from the first six months of 2010. Excluding the impacts of divestitures (including the Starbucks CPG business), foreign currency, accounting calendar changes and our Cadbury acquisition (including Integration Program and acquisition-related costs), selling, general and administrative expenses decreased $40 million from the first six months of 2010. Favorable foreign currency increased operating income by $132 million, due primarily to the strength of the euro, Brazilian real, Canadian dollar, Australian dollar and British pound versus the U.S. dollar. The Cadbury acquisition, net of changes in acquisition-related and Integration Program costs, increased operating income by $83 million. Accounting calendar changes added $34 million in operating income, as we realized operating income from accounting calendar changes of $44 million (excluding the effects of foreign currency) in the first six months of 2011, versus $10 million in the first six months of 2010. The impact of divestitures includes Starbucks unilaterally taking control of significant coffee contracts, and the 2010 divestitures of certain Cadbury confectionery operations in Poland and Romania. The change in unrealized gains/losses on hedging activities decreased operating income by $22 million, as we recognized losses of $38 million in the first six months of 2011, versus losses of $16 million in the first six months of 2010. As a result of these changes, operating income margin increased, from 12.3% in the first six months of 2010 to 13.1% in the first six months of 2011. The margin gain was driven primarily by lower corporate expenses reflecting lower Integration Program and acquisition-related costs. In certain reportable segments, operating margins declined, driven primarily by the impact of the higher revenue base on the margin calculation.

Net Earnings and Diluted Earnings per Share Attributable to Kraft Foods – Net earnings attributable to Kraft Foods of $1,775 million decreased by $1,045 million (37.1%) in the first six months of 2011. Diluted EPS attributable to Kraft Foods from continuing operations was $1.01 in the first six months of 2011, up $0.31 from $0.70 in the first six months of 2010. Diluted EPS attributable to Kraft Foods was $1.01 in the first six months of 2011, down $0.66 from $1.67 in the first six months of 2010. These changes were due to the following:

Diluted EPS
Diluted EPS Attributable to Kraft Foods for the Six Months Ended June 30, 2010	$1.67
Earnings and gain from discontinued operations, net of income taxes	0.97

Diluted EPS Attributable to Kraft Foods from Continuing Operations for the Six Months Ended June 30, 2010	0.70
Acquisition-related costs	0.14
Acquisition-related interest and other expense, net	0.10
Integration Program costs	0.08
U.S. health care legislation impact on deferred taxes	0.08

Operating EPS for the Six Months Ended June 30, 2010 (1)	1.10

Increases in operations	0.06
Increases in operations from the Cadbury acquisition (2)	0.04
Decreased operating income from divestitures (including the Starbucks CPG business)	(0.02)
Increased operating income from accounting calendar changes	0.01
Favorable foreign currency	0.05
Change in unrealized gains/losses on hedging activities	(0.01)
Higher interest and other expense, net (3)	(0.03)
Changes in taxes (4)	(0.01)
Higher shares outstanding	(0.05)

Operating EPS for the Six Months Ended June 30, 2011 (1)	1.14
Integration Program costs	(0.13)

Diluted EPS Attributable to Kraft Foods for the Six Months Ended June 30, 2011	$1.01

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

The following discussion compares the operating results of each of our reportable segments for the three and six months ended June 30, 2011 and 2010.

	0,000,000,000	0,000,000,000	0,000,000,000	0,000,000,000
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)

Net revenues:
Kraft Foods North America:
U.S. Beverages	$779	$886	$1,600	$1,707
U.S. Cheese	875	797	1,749	1,642
U.S. Convenient Meals	881	839	1,673	1,609
U.S. Grocery	973	923	1,767	1,739
U.S. Snacks	1,510	1,516	3,002	2,908
Canada & N.A. Foodservice	1,300	1,200	2,463	2,244
Kraft Foods Europe	3,525	2,793	6,541	5,502
Kraft Foods Developing Markets	4,035	3,299	7,656	6,220

Net revenues	$13,878	$12,253	$26,451	$23,571

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)

Operating income:
Kraft Foods North America:
U.S. Beverages	$138	$178	$299	$350
U.S. Cheese	143	136	277	270
U.S. Convenient Meals	99	101	204	185
U.S. Grocery	379	357	671	643
U.S. Snacks	192	240	385	447
Canada & N.A. Foodservice	188	175	339	275
Kraft Foods Europe	415	335	723	624
Kraft Foods Developing Markets	518	429	923	788
Unrealized gains / (losses) on hedging activities	(100)	22	(38)	(16)
Certain U.S. pension plan costs	(44)	(25)	(86)	(81)
General corporate expenses	(65)	(187)	(131)	(485)
Amortization of intangibles	(57)	(60)	(114)	(93)

Operating income	$1,806	$1,701	$3,452	$2,907

As discussed in Note 15, Segment Reporting, management uses segment operating income to evaluate segment performance and allocate resources. We believe it is appropriate to disclose this measure to help investors analyze segment performance and trends. Segment operating income excludes unrealized gains and losses on hedging activities (which are a component of cost of sales), certain components of our U.S. pension plan cost (which is a component of cost of sales and selling, general and administrative expenses), general corporate expenses (which are a component of selling, general and administrative expenses) and amortization of intangibles for all periods presented. We exclude the unrealized gains and losses on hedging activities from segment operating income in order to provide better transparency of our segment operating results. Once realized, we record the gains and losses on hedging activities within segment operating results. We exclude certain components of our U.S. pension plan cost from segment operating income because we centrally manage pension plan funding decisions and the determination of discount rate, expected rate of return on plan assets and other actuarial assumptions. Therefore, we allocate only the service cost component of our U.S. pension plan expense to segment operating income.

The 2011 decrease in general corporate expenses was primarily due to the 2010 Cadbury acquisition-related transaction fees.

We incurred charges under the Integration Program of $136 million for the three months and $240 million for the six months ended June 30, 2011 and $149 million for the three months and $192 million for the six months ended June 30, 2010. We recorded these charges in operations, primarily as a part of selling, general and administrative expenses within our Kraft Foods Europe and Kraft Foods Developing Markets segments, as well as general corporate expenses. We also reversed $3 million of previously accrued costs savings initiative charges during the three months and $23 million for the six months ended June 30, 2011. We recorded these reversals, which were primarily related to severance charges for previously announced and planned position eliminations that did not occur, in operations, primarily within selling, general and administrative expenses across all reportable business segments, except Kraft Foods Europe. We incurred charges associated with our cost savings initiatives of $42 million for the three months and $76 million for the six months ended June 30, 2010.

U.S. Beverages

	0,000,000,000	0,000,000,000	0,000,000,000	0,000,000,000
	For the Three Months Ended June 30,
	2011	2010	$ change	% change
	(in millions)

Net revenues	$779	$886	$(107)	(12.1%)
Segment operating income	138	178	(40)	(22.5%)

	For the Six Months Ended June 30,
	2011	2010	$ change	% change
	(in millions)

Net revenues	$1,600	$1,707	$(107)	(6.3%)
Segment operating income	299	350	(51)	(14.6%)

Three Months Ended June 30:

Net revenues decreased $107 million (12.1%), due to the impact of the Starbucks CPG business cessation (14.3 pp) and unfavorable volume/mix (5.0 pp, net of a positive 0.8 pp impact due to the Easter shift), partially offset by higher net pricing (7.2 pp). Unfavorable volume/mix was primarily driven by lower shipments in Maxwell House and Gevalia coffee and powdered beverages, which were partially offset by the introduction of MiO liquid concentrate and higher shipments in ready-to-drink beverages, primarily Capri Sun, and Tassimo coffee. Higher net pricing was due primarily to input cost-driven pricing in coffee.

Segment operating income decreased $40 million (22.5%), due primarily to higher raw material costs, the impact of the Starbucks CPG business cessation and unfavorable volume/mix, partially offset by higher net pricing, lower advertising and consumer promotion costs and lower manufacturing costs.

Six Months Ended June 30:

Net revenues decreased $107 million (6.3%), due to the impact of the Starbucks CPG business cessation (9.4 pp) and unfavorable volume/mix (3.2 pp), partially offset by higher net pricing (6.3 pp). Unfavorable volume/mix was primarily driven by lower shipments in Maxwell House and Gevalia coffee and Kool -Aid powdered beverages. These were partially offset by the introduction of MiO liquid concentrate and higher shipments in ready-to-drink beverages, primarily Capri Sun and Kool-Aid, Tassimo coffee and Tang powdered beverages. Higher net pricing was due primarily to input cost-driven pricing in coffee.

Segment operating income decreased $51 million (14.6%), due primarily to higher raw material costs, the impact of the Starbucks CPG business cessation, unfavorable volume/mix and higher other selling, general, and administrative expenses, partially offset by higher net pricing, lower manufacturing costs and lower advertising and consumer support costs.

U.S. Cheese

	0,000,000,000	0,000,000,000	0,000,000,000	0,000,000,000
	For the Three Months Ended June 30,
	2011	2010	$ change	% change
	(in millions)

Net revenues	$875	$797	$78	9.8%
Segment operating income	143	136	7	5.1%

	For the Six Months Ended June 30,
	2011	2010	$ change	% change
	(in millions)

Net revenues	$1,749	$1,642	$107	6.5%
Segment operating income	277	270	7	2.6%

Three Months Ended June 30:

Net revenues increased $78 million (9.8%), due to higher net pricing (9.2 pp) and favorable volume/mix (1.1 pp, which includes a positive 2.9 pp impact due to the Easter shift), partially offset by the impact of divestitures (0.5 pp). Higher net pricing, across natural, sandwich, cream and recipe cheeses, was due to input cost-driven pricing. Favorable volume/mix was driven primarily by higher shipments in natural and cream cheeses, partially offset by lower shipments in sandwich and recipe cheeses.

Segment operating income increased $7 million (5.1%), due primarily to higher net pricing, lower advertising and consumer promotion costs and lower manufacturing costs, partially offset by higher raw material costs (primarily higher dairy costs).

Six Months Ended June 30:

Net revenues increased $107 million (6.5%), due to higher net pricing (5.7 pp) and favorable volume/mix (1.4 pp), partially offset by the impact of divestitures (0.6 pp). Higher net pricing, across natural, cream, sandwich and recipe cheeses, was due to input cost-driven pricing. Favorable volume/mix was driven primarily by higher shipments in natural and cream cheeses, partially offset by lower shipments in cultured, sandwich and recipe cheeses.

Segment operating income increased $7 million (2.6%), due primarily to higher net pricing, lower manufacturing costs and lower other selling, general and administrative expenses, partially offset by higher raw material costs (primarily higher dairy costs).

U.S. Convenient Meals

	0,000,000,000	0,000,000,000	0,000,000,000	0,000,000,000
	For the Three Months Ended June 30,
	2011	2010	$ change	% change
	(in millions)

Net revenues	$881	$839	$42	5.0%
Segment operating income	99	101	(2)	(2.0%)

	For the Six Months Ended June 30,
	2011	2010	$ change	% change
	(in millions)

Net revenues	$1,673	$1,609	$64	4.0%
Segment operating income	204	185	19	10.3%

Three Months Ended June 30:

Net revenues increased $42 million (5.0%), due to higher net pricing (6.0 pp), partially offset by unfavorable volume/mix (1.0 pp, net of a positive 0.9 pp impact due to the Easter shift). Higher net pricing was due to input cost-driven pricing primarily related to bacon, hot dogs, cold cuts and Lunchables combination meals. Unfavorable volume/mix was primarily driven by lower shipments in hot dogs and bacon, partially offset by higher shipments in cold cuts and Lunchables combination meals.

Segment operating income decreased $2 million (2.0%), due primarily to higher raw material costs and unfavorable volume/mix, partially offset by higher net pricing, lower other selling, general and administrative expenses and lower manufacturing costs.

Six Months Ended June 30:

Net revenues increased $64 million (4.0%), due to higher net pricing (5.3 pp), partially offset by unfavorable volume/mix (1.3 pp). Higher net pricing was due to input cost-driven pricing primarily related to bacon, hot dogs, cold cuts and Lunchables combination meals. Unfavorable volume/mix was primarily driven by lower shipments in bacon and hot dogs, partially offset by higher shipments in cold cuts and Lunchables combination meals.

Segment operating income increased $19 million (10.3%), due primarily to higher net pricing, lower manufacturing costs and lower other selling, general and administrative expenses, partially offset by higher raw material costs and unfavorable volume/mix.

U.S. Grocery

	0,000,000,000	0,000,000,000	0,000,000,000	0,000,000,000
	For the Three Months Ended June 30,
	2011	2010	$ change	% change
	(in millions)

Net revenues	$973	$923	$50	5.4%
Segment operating income	379	357	22	6.2%

	For the Six Months Ended June 30,
	2011	2010	$ change	% change
	(in millions)

Net revenues	$1,767	$1,739	$28	1.6%
Segment operating income	671	643	28	4.4%

Three Months Ended June 30:

Net revenues increased $50 million (5.4%), due to higher net pricing (5.5 pp), partially offset by unfavorable volume/mix (0.1 pp, net of a positive 3.5 pp impact due to the Easter shift). Higher net pricing was primarily related to spoonable dressings, Kraft macaroni and cheese dinners, dry packaged desserts and ready-to-eat desserts. Unfavorable volume/mix was driven by lower shipments, primarily spoonable dressings, barbecue sauce, ready-to-eat desserts and Kraft macaroni and cheese dinners, partially offset by higher shipments in pourable dressings, marshmallows and Cool Whip whipped topping; and the introduction of Planters peanut butter.

Segment operating income increased $22 million (6.2%), due primarily to higher net pricing and lower manufacturing costs, partially offset by higher raw material costs, unfavorable volume/mix and higher advertising and consumer promotion costs.

Six Months Ended June 30:

Net revenues increased $28 million (1.6%), due to higher net pricing (4.9 pp), partially offset by unfavorable volume/mix (3.3 pp). Higher net pricing was primarily related to spoonable dressings, Kraft macaroni and cheese dinners, dry packaged desserts and ready-to-eat desserts, partially offset by pourable dressings due to increased promotional spending. Unfavorable volume/mix was driven by lower shipments, primarily spoonable dressings, barbecue sauce, Kraft macaroni and cheese dinners, ready-to-eat desserts, Cool Whip whipped topping and dry packaged desserts.

Segment operating income increased $28 million (4.4%), due primarily to higher net pricing and lower manufacturing costs, partially offset by unfavorable volume/mix, higher raw material costs and higher advertising and consumer promotion costs.

U.S. Snacks

	0,000,000,000	0,000,000,000	0,000,000,000	0,000,000,000
	For the Three Months Ended June 30,
	2011	2010	$ change	% change
	(in millions)

Net revenues	$1,510	$1,516	$(6)	(0.4%)
Segment operating income	192	240	(48)	(20.0%)

	For the Six Months Ended June 30,
	2011	2010	$ change	% change
	(in millions)

Net revenues	$3,002	$2,908	$94	3.2%
Segment operating income	385	447	(62)	(13.9%)

Three Months Ended June 30:

Net revenues decreased $6 million (0.4%), due to unfavorable volume/mix (3.0 pp), partially offset by higher net pricing (2.6 pp). Biscuits net revenues increased, due to higher net pricing and favorable volume/mix. Biscuits higher net pricing was related primarily to Oreo and Newtons cookies and Ritz and Honey Maid crackers. Biscuits favorable volume/mix was due primarily to higher shipments in cookies (primarily Chips Ahoy! and Newtons), partially offset by lower shipments in Ritz and Premium crackers. Snack nuts net revenues increased, due to higher net pricing, partially offset by unfavorable volume/mix. Confectionery net revenues decreased, due to unfavorable volume/mix, partially offset by higher net pricing.

Segment operating income decreased $48 million (20.0%), due to higher manufacturing costs, higher raw material costs and unfavorable volume/mix, partially offset by higher net pricing and lower other selling, general and administrative expenses.

Six Months Ended June 30:

Net revenues increased $94 million (3.2%), due to our Cadbury acquisition (2.6 pp) and higher net pricing (1.6 pp), partially offset by unfavorable volume/mix (1.0 pp). Biscuits net revenues increased, due to favorable volume/mix and higher net pricing. Biscuits favorable volume/mix was due primarily to higher shipments in cookies (primarily Chips Ahoy! and Newtons) and crackers (primarily Ritz). Biscuits higher net pricing was related primarily to Oreo, Chips Ahoy! and Newtons cookies and Ritz and Honey Maid crackers. Snack nuts net revenues increased, due to higher net pricing, partially offset by unfavorable volume/mix. Confectionery net revenues increased, due to our Cadbury acquisition and higher net pricing, partially offset by unfavorable volume/mix.

Segment operating income decreased $62 million (13.9%), due to higher raw material costs, higher manufacturing costs, unfavorable volume/mix and higher advertising and consumer promotion costs, partially offset by higher net pricing, lower other selling, general and administrative expenses and our Cadbury acquisition (including Integration Program and acquisition-related costs).

Canada & N.A. Foodservice

	For the Three Months Ended June 30,
	2011	2010	$ change	% change
	(in millions)

Net revenues	$1,300	$1,200	$100	8.3%
Segment operating income	188	175	13	7.4%

	For the Six Months Ended June 30,
	2011	2010	$ change	% change
	(in millions)

Net revenues	$2,463	$2,244	$219	9.8%
Segment operating income	339	275	64	23.3%

Three Months Ended June 30:

Net revenues increased $100 million (8.3%), due primarily to higher net pricing (5.1 pp) and favorable foreign currency (4.3 pp), partially offset by unfavorable volume/mix (0.6 pp, net of a positive 1.1 pp impact due to the Easter shift) and the impact of divestitures (including the Starbucks CPG business) (0.5 pp). In Canada, net revenues increased, driven by favorable foreign currency and higher net pricing, partially offset by unfavorable volume/mix, reflecting volume declines across most retail businesses, except Snacks and Cheese. In N.A. Foodservice, net revenues increased, driven by higher net pricing, favorable volume/mix and favorable foreign currency.

Segment operating income increased $13 million (7.4%), due primarily to higher net pricing, favorable foreign currency, lower advertising and consumer promotion costs and lower other selling, general and administrative expenses, partially offset by higher raw material costs and higher manufacturing costs.

Six Months Ended June 30:

Net revenues increased $219 million (9.8%), due primarily to higher net pricing (5.1 pp), favorable foreign currency (4.1 pp) and our Cadbury acquisition (1.9 pp), partially offset by unfavorable volume/mix (1.0 pp) and the impact of divestitures (including the Starbucks CPG business) (0.3 pp). In Canada, net revenues increased, driven by favorable foreign currency, our Cadbury acquisition and higher net pricing, partially offset by unfavorable volume/mix, reflecting volume declines across most retail businesses, except Snacks. In N.A. Foodservice, net revenues increased, driven by higher net pricing, favorable volume/mix, favorable foreign currency and our Cadbury acquisition.

Segment operating income increased $64 million (23.3%), due primarily to higher net pricing, favorable foreign currency, lower other selling, general and administrative expenses and our Cadbury acquisition (including Integration Program and acquisition-related costs), partially offset by higher raw material costs and unfavorable volume/mix.

Kraft Foods Europe

	0,000,000,000	0,000,000,000	0,000,000,000	0,000,000,000
	For the Three Months Ended June 30,
	2011	2010	$ change	% change
	(in millions)

Net revenues	$3,525	$2,793	$732	26.2%
Segment operating income	415	335	80	23.9%

	For the Six Months Ended June 30,
	2011	2010	$ change	% change
	(in millions)

Net revenues	$6,541	$5,502	$1,039	18.9%
Segment operating income	723	624	99	15.9%

Three Months Ended June 30:

Net revenues increased $732 million (26.2%), due to favorable foreign currency (13.5 pp), the impact of accounting calendar changes (6.3 pp), higher net pricing (5.6 pp) and favorable volume/mix (0.8 pp, including a positive 2.4 pp impact due to the Easter shift). Favorable foreign currency primarily reflected the strength of the euro, British pound, Swedish krona and Swiss franc against the U.S. dollar. The change in the consolidation date for certain operations increased net revenues, as previously these operations primarily reported period-end results two weeks prior to the end of the period. Now results are reported on the last Saturday of each period. Higher net pricing was reflected across all major categories. Volume/mix gains in chocolate, cheese and coffee, due primarily to higher shipments, also drove net revenues higher.

Segment operating income increased $80 million (23.9%), due primarily to higher net pricing, lower manufacturing costs, favorable foreign currency, the impact of accounting calendar changes, lower advertising and consumer promotion costs and lower other selling, general and administrative expenses, partially offset by higher raw material costs, higher Integration Program costs and unfavorable volume/mix.

Six Months Ended June 30:

Net revenues increased $1,039 million (18.9%), due to favorable foreign currency (6.6 pp), higher net pricing (4.0 pp), our Cadbury acquisition (3.7 pp), the impact of accounting calendar changes (3.2 pp) and favorable volume/mix (1.4 pp). Favorable foreign currency primarily reflected the strength of the euro, British pound, Swedish krona and Swiss franc against the U.S. dollar. Higher net pricing was reflected across all major categories. The change in the consolidation date for certain operations increased net revenues. Volume/mix gains in chocolate, cheese and coffee, due primarily to higher shipments, also drove net revenues higher.

Segment operating income increased $99 million (15.9%), due primarily to higher net pricing, lower manufacturing costs, lower other selling, general and administrative expenses, favorable foreign currency, the impact of accounting calendar changes, favorable volume/mix and lower advertising and consumer promotion costs, partially offset by higher raw material costs and our Cadbury acquisition (net of Integration Program and acquisition-related costs).

Kraft Foods Developing Markets

	0,000,000,000	0,000,000,000	0,000,000,000	0,000,000,000
	For the Three Months Ended June 30,
	2011	2010	$ change	% change
	(in millions)

Net revenues	$4,035	$3,299	$736	22.3%
Segment operating income	518	429	89	20.7%

	For the Six Months Ended June 30,
	2011	2010	$ change	% change
	(in millions)

Net revenues	$7,656	$6,220	$1,436	23.1%
Segment operating income	923	788	135	17.1%

Three Months Ended June 30:

Net revenues increased $736 million (22.3%), due to favorable volume/mix (8.1 pp, including a positive 0.7 pp impact due to the Easter shift), favorable foreign currency (7.9 pp), higher net pricing (5.4 pp) and the impact of accounting calendar changes (2.3 pp), partially offset by the impact of the 2010 divestiture of certain Cadbury confectionery operations in Poland and Romania (1.4 pp). In CEEMA, net revenues increased, driven by favorable foreign currency, the impact of accounting calendar changes, higher net pricing across the region and favorable volume/mix, partially offset by the impact of divestitures. In Latin America, net revenues increased, driven by favorable volume/mix across the region, favorable foreign currency, higher net pricing across most of the region and the impact of accounting calendar changes. In Asia Pacific, net revenues increased, due primarily to favorable volume/mix, largely in Southeast Asia, China, Australia/New Zealand and, Indonesia and favorable foreign currency.

Segment operating income increased $89 million (20.7%), due primarily to higher net pricing, favorable volume/mix, favorable foreign currency and the impact of accounting calendar changes, partially offset by higher raw material costs, higher manufacturing costs, higher advertising and consumer promotion costs, higher other selling, general and administrative expenses (net of a gain on the sale of land) and higher Integration Program costs.

Six Months Ended June 30:

Net revenues increased $1,436 million (23.1%), due to our Cadbury acquisition (6.2 pp), favorable volume/mix (6.2 pp), favorable foreign currency (5.7 pp), higher net pricing (5.4 pp) and the impact of accounting calendar changes (1.2 pp), partially offset by the impact of the 2010 divestiture of certain Cadbury confectionery operations in Poland and Romania (1.6 pp). In CEEMA, net revenues increased, driven by higher net pricing across the region, our Cadbury acquisition, the impact of accounting calendar changes and favorable foreign currency, partially offset by the impact of divestitures. In Latin America, net revenues increased, driven by higher net pricing across most of the region, favorable volume/mix across the region, favorable foreign currency, our Cadbury acquisition and the impact of accounting calendar changes. In Asia Pacific, net revenues increased, due primarily to favorable volume/mix, largely in Southeast Asia, Indonesia, Australia/New Zealand and China, our Cadbury acquisition, favorable foreign currency and higher net pricing across most of the region.

Segment operating income increased $135 million (17.1%), due primarily to higher net pricing, favorable volume/mix, favorable foreign currency, our Cadbury acquisition (including Integration Program and acquisition-related costs) and the impact of accounting calendar changes, partially offset by higher raw material costs, higher manufacturing costs, higher advertising and consumer promotion costs and higher other selling, general and administrative expenses (net of a gain on the sale of land).

Venezuela – We account for our Venezuelan subsidiaries under highly inflationary accounting rules, which principally means all transactions are recorded in U.S. dollars. Venezuela has two exchange rates: the official rate and the government-regulated Transaction System for Foreign Currency Denominated Securities (“SITME”) rate. We used both the official rate and the SITME rate to translate our Venezuelan operations into U.S. dollars, based on the nature of the operations of each individual subsidiary.

We recorded approximately $15 million of favorable foreign currency impacts relating to highly inflationary accounting in Venezuela during the first six months of 2011 and approximately $65 million of unfavorable foreign currency impacts during the first six months of 2010. The 2010 loss included a one-time impact to translate cash of $34 million that we previously carried at the secondary market exchange rate. Upon the change to highly inflationary accounting in January 2010, we were required to translate those U.S. dollars on hand using the official rate.

We do not expect our 2011 full year operating results to be significantly impacted by the devaluation of the Venezuelan bolivar.

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

During the first six months of 2011, our aggregate commodity costs increased primarily as a result of coffee, dairy, packaging material costs, grains and oils. In the first six months of 2011, our commodity costs were approximately $1.0 billion higher than in the first six months of 2010. We expect the price volatility and higher cost environment to continue over the remainder of the year.

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

Net Cash Provided by Operating Activities:

During the first six months of 2011, net cash provided by operating activities was $296 million, compared with $779 million provided in the first six months of 2010. The decrease in operating cash flows primarily relates to increased contributions to our pension plans, the timing of receivables and increased inventory levels, partially offset by increased earnings and the 2010 payment of taxes on the Frozen Pizza divestiture.

Net Cash Used in Investing Activities:

During the first six months of 2011, net cash used in investing activities was $625 million, compared with $6.8 billion used in the first six months of 2010. The decrease in cash used in investing activities primarily relates to the 2010 acquisition and divestiture activity.

Capital expenditures, which were funded by operating activities, were $655 million in the first six months of 2011, compared with $608 million in the first six months of 2010. We expect full-year capital expenditures to be approximately $1.9 billion, including capital expenditures required for systems investments and the Integration Program. We expect to fund these expenditures from operations.

Net Cash Provided by Financing Activities:

During the first six months of 2011, net cash provided by financing activities was $40 million, compared with $7.0 billion provided in the first six months of 2010. The net cash provided by financing activities in the first six months of 2011 primarily relates to $477 million of proceeds from our net short-term borrowings and $438 million in proceeds from the exercise of stock options, partially offset by $1.0 billion in dividends paid. The net cash provided by financing activities in the first six months of 2010 primarily related to proceeds from our long-term debt issuance of $9.4 billion, partially offset by $1.3 billion in net repayments of short-term borrowings and $1.2 billion in dividends paid.

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

The revolving credit facility agreement includes a covenant that we maintain a minimum total shareholders’ equity, excluding accumulated other comprehensive earnings / (losses) and non-controlling interest, of at least $28.6 billion. At June 30, 2011, our total shareholders’ equity, excluding accumulated other comprehensive losses and non-controlling interest, was $41.0 billion. We expect to continue to meet this covenant. The revolving credit facility agreement also contains customary representations, covenants and events of default. However, there are no other financial covenants, credit rating triggers or provisions that could require us to post collateral as security.

In addition to the above, some of our international subsidiaries maintain primarily uncommitted credit lines to meet short-term working capital needs. Collectively, these credit lines amounted to $2.3 billion at June 30, 2011. In the aggregate, borrowings on these lines were $206 million at June 30, 2011 and $267 million at December 31, 2010.

Debt:

Our total debt was $29.6 billion at June 30, 2011 and $28.7 billion at December 31, 2010. Our debt-to-capitalization ratio was 0.43 at June 30, 2011 and 0.44 at December 31, 2010. At June 30, 2011, the weighted-average term of our outstanding long-term debt was 9.3 years.

We expect to continue to comply with our long-term debt covenants. Refer to our Annual Report on Form 10-K for the year ended December 31, 2010 for further details of these debt covenants.

In the next twelve months, $4.9 billion of long-term debt becomes due as follows: $1.1 billion in November 2011, €2.0 billion (approximately $2.9 billion) in March 2012, and $0.9 billion in June 2012. We expect to fund these repayments with cash from operations, the issuance of commercial paper and the issuance of additional debt.

From time to time we refinance long-term and short-term debt. The nature and amount of our long-term and short-term debt and the proportionate amount of each varies as a result of future business requirements, market conditions and other factors. As of June 30, 2011, we had $12 billion remaining in long-term financing authority from our Board of Directors.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

There were no material changes to our off-balance sheet arrangements and aggregate contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010. We also do not expect a material change in the effect these arrangements and obligations will have on our liquidity. See Note 12, Commitments and Contingencies, for a discussion of guarantees.

Equity and Dividends

Stock Plans:

At our annual meeting of shareholders held on May 24, 2011, our shareholders approved the Kraft Foods Inc. Amended and Restated 2006 Stock Compensation Plan for Non-Employee Directors. The amended plan includes, among other provisions, an increase to the number of shares we are authorized to issue to a maximum of 1.0 million shares of our Common Stock. As of the effective date of the amendment, there were 0.8 million shares available to be granted under the amended plan.

In January 2011, we granted 1.5 million shares of stock in connection with our long-term incentive plan, and the market value per share was $31.62 on the date of grant. In February 2011, as part of our annual equity program, we issued 2.6 million shares of restricted and deferred stock to eligible employees, and the market value per restricted or deferred share was $31.83 on the date of grant. In aggregate, we issued 4.6 million restricted and deferred shares during the first six months of 2011, including those issued as part of our long-term incentive plan, with a weighted-average market value per share of $31.79.

In February 2011, as part of our annual equity program, we also granted 15.8 million stock options to eligible employees at an exercise price of $31.83. In aggregate, we granted 16.3 million stock options in the first six months of 2011 with a weighted-average market value per share of $31.80.

Dividends:

We paid dividends of $1,017 million in the first six months of 2011 and $1,156 million in the first six months of 2010. The 12.0% decrease is mainly due to a dividend payment of $224 million in the prior year related to the Cadbury acquisition. The present annualized dividend rate is $1.16 per share. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.

Outlook

Our outlook for 2011 remains strong and reflects our anticipation of better alignment between pricing and input costs with volume remaining steady. We revised our expectations to deliver organic net revenue growth from at least 4 percent to at least 5 percent and Operating EPS from at least $2.20 to at least $2.25.

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

Contingencies

See Note 12, Commitments and Contingencies, and Part II, Item 1. Legal Proceedings for a discussion of contingencies.

Non-GAAP Financial Measures

Management uses certain non-GAAP financial measures to budget, make operating and strategic decisions and evaluate our performance. We have disclosed the following measures so that you have the same financial data that management uses with the intention of assisting you in making comparisons to our historical operating results and analyzing our underlying performance.

Our management believes that the presentation of these non-U.S. GAAP financial measures, when considered together with our U.S. GAAP financial measures and the reconciliations to the corresponding U.S. GAAP financial measures, provides you with a more complete understanding of the factors and trends affecting Kraft Foods than could be obtained absent these disclosures. Because non-GAAP financial measures may vary among other companies, the non-GAAP financial measures presented in the Consolidated Results of Operations section may not be comparable to similarly titled measures used by other companies. Our use of non-GAAP financial measures are not meant to be considered in isolation or as a substitute for any U.S. GAAP financial measure. You should carefully evaluate the following tables reconciling U.S. GAAP reported figures to non-GAAP financial measures.

We use the non-U.S. GAAP financial measure “organic net revenues” and corresponding growth ratios. The difference between “organic net revenues” and “net revenues,” which is the most comparable U.S. GAAP financial measure, is that organic net revenues excludes the impact of acquisitions, divestitures (including Starbucks unilateral action), currency and accounting calendar changes. Our management believes that organic net revenues better reflects the underlying growth from the ongoing activities of our business and provide improved comparability of results because they exclude the impact of fluctuations in foreign currency exchange rates, which are not under our control, and also exclude the one-time impacts of acquisitions and divestitures on net revenues. The limitation of this measure is that it excludes items that have an impact on net revenues. The best way that this limitation can be addressed is by using organic net revenues in combination with our U.S. GAAP reported net revenues.

	0,000,000	0,000,000	0,000,000	0,000,000
	For the Three Months Ended June 30,
	2011	2010	$ Change	% Change
	(in millions)

Organic net revenues	$12,875	$12,023	$852	7.1%
Impact of divestitures (1)	–	171	(171)	(1.6	)pp
Impact of accounting calendar changes	316	59	257	2.1	pp
Impact of foreign currency	687	–	687	5.7	pp

Net revenues	$13,878	$12,253	$1,625	13.3%

(1) Impact of divestitures (including the Starbucks CPG business).

	0,000,000	0,000,000	0,000,000	0,000,000
	For the Six Months Ended June 30,
	2011	2010	$ Change	% Change
	(in millions)

Organic net revenues	$24,539	$23,170	$1,369	5.9%
Impact of divestitures (1)	91	338	(247)	(1.3	)pp
Impact of acquisitions (2)	697	–	697	3.0	pp
Impact of accounting calendar changes	316	63	253	1.1	pp
Impact of foreign currency	808	–	808	3.5	pp

Net revenues	$26,451	$23,571	$2,880	12.2%

(1) Impact of divestitures (including the Starbucks CPG business). (2) Impact of acquisition reflects the incremental January 2011 operating results from our Cadbury acquisition.

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

	0,000,000,000	0,000,000,000	0,000,000,000	0,000,000,000
	For the Three Months Ended June 30,
	2011	2010	$ Change	% Change
	(in millions)

Underlying operating income	$1,942	$1,860	$82	4.4%
Integration Program costs	(136)	(149)	13	1.2	pp
Cadbury acquisition-related costs	–	(10)	10	0.6	pp

Operating income	$1,806	$1,701	$105	6.2%

	For the Six Months Ended June 30,
	2011	2010	$ Change	% Change
	(in millions)

Underlying operating income	$3,692	$3,369	$323	9.6%
Integration Program costs	(240)	(192)	(48)	(0.4	)pp
Cadbury acquisition-related costs	–	(270)	270	9.5	pp

Operating income	$3,452	$2,907	$545	18.7%

We use the non-U.S. GAAP financial measure “Operating EPS” and corresponding growth ratios. The difference between “Operating EPS” and “diluted EPS attributable to Kraft Foods from continuing operations,” which is the most comparable U.S. GAAP financial measure, is that Operating EPS excludes costs related to: the Integration Program; acquisition-related costs, including transaction advisory fees, U.K. stamp taxes and the impact of the Cadbury inventory revaluation; acquisition-related financing fees, including hedging and foreign currency impacts associated with the Cadbury acquisition and other fees associated with the Cadbury Bridge Facility; and the impact of a deferred tax charge resulting from the recently enacted U.S. health care legislation. Our management believes Operating EPS provides improved comparability of results because it excludes certain impacts related to the Cadbury acquisition and other one-time impacts from earnings per share. The limitation of this measure is that it excludes items that have an impact on diluted EPS attributable to Kraft Foods from continuing operations. The best way that this limitation can be addressed is by using Operating EPS in combination with our U.S. GAAP reported diluted EPS attributable to Kraft Foods from continuing operations.

	0,000,000,000,000	0,000,000,000,000	0,000,000,000,000
	For the Three Months Ended June 30, 2011
	As Reported (GAAP)	Integration Program Costs (1)	Operating EPS (Non-GAAP)

Diluted earnings per share attributable to Kraft Foods:
Continuing operations	$0.55	$0.07	$0.62
Discontinued operations	–

Net earnings attributable to Kraft Foods	$0.55

	For the Six Months Ended June 30, 2011
	As Reported (GAAP)	Integration Program Costs (1)	Operating EPS (Non-GAAP)

Diluted earnings per share attributable to Kraft Foods:
Continuing operations	$1.01	$0.13	$1.14
Discontinued operations	–

Net earnings attributable to Kraft Foods	$1.01

	0,000,000	0,000,000	0,000,000	0,000,000	0,000,000
	For the Three Months Ended June 30, 2010
	As Reported (GAAP)	Integration Program Costs (1)	Acquisition- Related Costs (2) and Financing Fees (3)	U.S. Healthcare Legislation Impact on Deferred Taxes	Operating EPS (Non-GAAP)

Diluted earnings per share attributable to Kraft Foods:
Continuing operations	$0.53	$0.06	$0.01	$–	$0.60
Discontinued operations	–

Net earnings attributable to Kraft Foods	$0.53

	For the Six Months Ended June 30, 2010
	As Reported (GAAP)	Integration Program Costs (1)	Acquisition- Related Costs (2) and Financing Fees (3)	U.S. Healthcare Legislation Impact on Deferred Taxes	Operating EPS (Non-GAAP)

Diluted earnings per share attributable to Kraft Foods:
Continuing operations	$0.70	$0.08	$0.24	$0.08	$1.10
Discontinued operations	0.97

Net earnings attributable to Kraft Foods	$1.67

(1)	Integration Program costs are defined as the costs associated with combining the Kraft Foods and Cadbury businesses, and are separate from those costs associated with the acquisition.
(2)	Acquisition-related costs include transaction advisory fees, U.K. stamp taxes and the impact of the Cadbury inventory revaluation.
(3)	Acquisition-related financing fees include hedging, foreign currency impacts and other fees associated with the Cadbury acquisition and other fees associated with the Cadbury Bridge Facility.

Forward-Looking Statements

This report contains a number of forward-looking statements. Words such as “expects,” “goals,” “plans,” “believes,” “continues,” “may,” “will,” and variations of those words and similar expressions are intended to identify the forward-looking statements. The forward-looking statements contained in this report include our intent to create two independent public companies, our expectation that it will be a tax-free spin-off, the conditions and timing of the transaction, our beliefs and expectations regarding our contention regarding Starbucks’ actions and our contentions; our combination with Cadbury, including synergies, cost savings and integration charges; the effect of the Venezuelan devaluation; commodity price volatility and cost; our liquidity, including effects on our funding sources; our full-year capital expenditures and funding; our revolving credit facility and the corresponding covenant; our long-term debt covenants; repayments of long-term debt; the effect of arrangements and obligations on our liquidity; our 2011 Outlook, including organic net revenue growth and Operating EPS; and our belief on the final outcomes of our legal proceedings. These forward-looking statements involve risks and uncertainties, many of which are beyond our control, and important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, continued volatility and increase in commodity costs, pricing actions, increased competition, the continuing weak economic environment, our indebtedness and our ability to pay our indebtedness, risks from operating globally and tax law changes. For additional information on these and other factors that could affect our forward-looking statements, see our risk factors, as they may be amended from time to time, set forth in our filings with the SEC, including our most recently filed Annual Report on Form 10-K and subsequent reports on Forms 10-Q and 8-K. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this report, except as required by applicable law or regulation.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

As a global operation, we use certain financial instruments to manage our foreign currency exchange rate, commodity price and interest rate risks. We monitor and manage these exposures as part of our overall risk management program. Our risk management program focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. We maintain foreign currency, commodity price and interest rate risk management policies that principally use derivative instruments to reduce significant, unanticipated earnings fluctuations that may arise from volatility in foreign currency exchange rates, commodity prices and interest rates. We also sell commodity futures to unprice future purchase commitments, and we occasionally use related futures to cross-hedge a commodity exposure. We are not a party to leveraged derivatives and, by policy, do not use financial instruments for speculative purposes. Refer to Note 11, Financial Instruments, for further information on the types of derivative instruments we used to hedge our exposures. There were no significant changes in our exposures or the types of derivative instruments we use to hedge those exposures since December 31, 2010.

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

b)	Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended June 30, 2011. We determined that there were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We routinely are involved in legal proceedings, claims and governmental inspections or investigations (“Legal Matters”) arising in the ordinary course of our business.

As we previously disclosed, on November 29, 2010, we initiated an arbitration proceeding against Starbucks Coffee Company (“Starbucks”) to challenge Starbucks’ attempt to end our retail coffee agreement without compensating us pursuant to the agreement’s termination provisions. On March 1, 2011, Starbucks, without our authorization and in what we contend is a violation and breach of our agreements with Starbucks, unilaterally took control of the sale and distribution of the packaged coffee business in grocery stores and other channels by terminating its agreements (“Agreements”) with us without valid grounds. We are vigorously contesting Starbucks’ action and are seeking appropriate remedies under the Agreements, including but not limited to payment of the fair market value of the business plus the premium the Agreements specify. In accordance with our rights under the Agreements, we initiated an arbitration proceeding in Chicago, Illinois in order to determine the parties’ respective rights and obligations under the Agreements. The arbitration proceeding is set for April 30 through May 18, 2012.

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

Item 1A.  Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2010 contains a detailed discussion of risk factors that could materially adversely affect our business, our operating results, or our financial condition. The risk factor described below is in addition to those risk factors.

The proposed spin-off may not be completed on the terms or timeline currently contemplated, if at all, and may not achieve the intended results.

Unanticipated developments could delay, prevent or otherwise adversely affect the proposed spin-off of the North American Grocery Business, including possible problems or delays in obtaining various regulatory and tax approvals or clearances and disruptions in general market conditions, among other things. In addition, consummation of the proposed spin-off will require final approval from our Board of Directors. Therefore, we cannot assure that we will be able to complete the spin-off on the terms or on the timeline that we announced, if at all.

We will incur significant expenses in connection with the spin-off. In addition, completion of the proposed spin-off will require significant amounts of management’s time and effort which may divert management’s attention from other aspects of our business operations.

Further, if the spin-off is completed, it may not achieve the intended results. Any such difficulties could adversely affect our business, results of operations or financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following activity represents shares tendered to us by employees who used shares to exercise options, and who used shares to pay the related taxes for grants of restricted and deferred stock that vested. Accordingly, these are non-cash transactions.

	0,000,000,000	0,000,000,000
	Total Number of Shares	Average Price per Share
April 1-30, 2011	49,893	$32.76
May 1-31, 2011	92,661	34.20
June 1-30, 2011	97,173	34.51

For the Quarter Ended June 30, 2011	239,727	34.03

Item 6. Exhibits.

Exhibit Number	Description
10.1	$4.5 Billion 4-Year Revolving Credit Agreement, by and among the Registrant, the initial lenders named therein, JPMorgan Securities LLC, Deutsche Bank Securities Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and HSBC Securities (USA) LLC, as joint bookrunners, and JPMorgan Chase Bank, N.A. and Deutsche Bank AG New York Branch, as co-administrative agents, dated as of April 1, 2011.

10.2	Separation Agreement and General Release, between the Registrant and Timothy R. McLevish, dated April 6, 2011.

10.3	Amendment to Separation Agreement and General Release, between the Registrant and Timothy R. McLevish, dated June 28, 2011.

10.4	Kraft Foods Inc. Amended and Restated 2006 Stock Compensation Plan for Non-Employee Directors, effective as of May 24, 2011 (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on June 2, 2011).

11	Computation of Per Share Earnings.*

12	Statement regarding computation of ratios of earnings to fixed charges.

18.1	Preferability letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following materials from Kraft Foods’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Equity, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text, and (vi) document and entity information.

*	Data required by Item 601(b)(11) of Regulation S-K is provided in Note 14 to the condensed consolidated financial statements in this Report.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KRAFT FOODS INC.

/s/ DAVID A. BREARTON

David A. Brearton
Executive Vice President and
Chief Financial Officer

August 5, 2011