Form 10-Q
period 2011-09-30
KRAFT FOODS INC
filed 2011-11-04
CIK 1103982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

At October 31, 2011, there were 1,766,748,686 shares of the registrant’s common stock outstanding.

Kraft Foods Inc.

In this report, “Kraft Foods,” “we,” “us” and “our” refers to Kraft Foods Inc. and subsidiaries, and “Common Stock” refers to Kraft Foods’ Class A common stock.

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of dollars, except per share data)

(Unaudited)

	00,000,000	00,000,000	00,000,000	00,000,000
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net revenues	$13,226	$11,863	$39,677	$35,434
Cost of sales	8,611	7,542	25,555	22,330

Gross profit	4,615	4,321	14,122	13,104

Selling, general and administrative expenses	2,866	2,758	8,807	8,541
Asset impairment and exit costs	(7)	(9)	(7)	(9)
Amortization of intangibles	58	53	172	146

Operating income	1,698	1,519	5,150	4,426

Interest and other expenses, net	425	433	1,312	1,496

Earnings from continuing operations before income taxes	1,273	1,086	3,838	2,930

Provision for income taxes	346	326	1,133	982

Earnings from continuing operations	927	760	2,705	1,948

Earnings and gain from discontinued operations, net of income taxes (Note 3)	–	–	–	1,644

Net earnings	927	760	2,705	3,592

Noncontrolling interest	5	6	8	18

Net earnings attributable to Kraft Foods	$922	$754	$2,697	$3,574

Per share data:
Basic earnings per share attributable to Kraft Foods:
Continuing operations	$0.52	$0.43	$1.53	$1.13
Discontinued operations	–	–	–	0.97

Net earnings attributable to Kraft Foods	$0.52	$0.43	$1.53	$2.10

Diluted earnings per share attributable to Kraft Foods:
Continuing operations	$0.52	$0.43	$1.52	$1.13
Discontinued operations	–	–	–	0.96

Net earnings attributable to Kraft Foods	$0.52	$0.43	$1.52	$2.09

Dividends declared	$0.29	$0.29	$0.87	$0.87

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions of dollars, except share data)

(Unaudited)

	September 30,	September 30,
	September 30,	December 31,
	2011	2010

ASSETS
Cash and cash equivalents	$1,976	$2,481
Receivables (less allowances of $151 in 2011 and $246 in 2010)	6,835	6,539
Inventories, net	6,399	5,310
Deferred income taxes	973	898
Other current assets	1,146	993

Total current assets	17,329	16,221

Property, plant and equipment, net	13,856	13,792
Goodwill	37,592	37,856
Intangible assets, net	25,416	25,963
Prepaid pension assets	169	86
Other assets	1,470	1,371

TOTAL ASSETS	$95,832	$95,289

LIABILITIES
Short-term borrowings	$896	$750
Current portion of long-term debt	4,843	1,115
Accounts payable	5,293	5,409
Accrued marketing	2,681	2,515
Accrued employment costs	1,363	1,292
Other current liabilities	5,284	4,812

Total current liabilities	20,360	15,893

Long-term debt	23,139	26,859
Deferred income taxes	7,580	7,984
Accrued pension costs	1,777	2,382
Accrued postretirement health care costs	2,995	3,046
Other liabilities	3,281	3,183

TOTAL LIABILITIES	59,132	59,347

Commitments and Contingencies (Note 12)

EQUITY
Common Stock, no par value (1,996,537,778 shares issued in 2011 and 2010)	–	–
Additional paid-in capital	31,279	31,231
Retained earnings	17,695	16,619
Accumulated other comprehensive losses	(4,864)	(3,890)
Treasury stock, at cost	(7,518)	(8,126)

Total Kraft Foods Shareholders’ Equity	36,592	35,834
Noncontrolling interest	108	108

TOTAL EQUITY	36,700	35,942

TOTAL LIABILITIES AND EQUITY	$95,832	$95,289

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(in millions of dollars, except per share data)

(Unaudited)

	00,000,000	00,000,000	00,000,000	00,000,000	00,000,000	00,000,000	00,000,000
	Kraft Foods Shareholders’ Equity
				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Retained	Earnings /	Treasury	Noncontrolling	Total
	Stock	Capital	Earnings	(Losses)	Stock	Interest	Equity

Balances at January 1, 2010	$–	$23,611	$14,636	$(3,955)	$(8,416)	$96	$25,972
Comprehensive earnings / (losses):
Net earnings	–	–	4,114	–	–	25	4,139
Other comprehensive earnings, net of income taxes	–	–	–	65	–	(19)	46

Total comprehensive earnings *						6	4,185

Exercise of stock options and issuance of other stock awards	–	153	(106)	–	290	–	337
Cash dividends declared ($1.16 per share)	–	–	(2,025)	–	–	–	(2,025)
Net impact of noncontrolling interests from Cadbury acquisition	–	38	–	–	–	33	71
Purchase from noncontrolling interest, dividends paid and other activities	–	(28)	–	–	–	(27)	(55)
Issuance of Common Stock	–	7,457	–	–	–	–	7,457

Balances at December 31, 2010	$–	$31,231	$16,619	$(3,890)	$(8,126)	$108	$35,942
Comprehensive earnings / (losses):
Net earnings	–	–	2,697	–	–	8	2,705
Other comprehensive losses, net of income taxes	–	–	–	(974)	–	–	(974)

Total comprehensive earnings*						8	1,731

Exercise of stock options and issuance of other stock awards	–	61	(81)	–	608	–	588
Cash dividends declared ($0.87 per share)	–	–	(1,540)	–	–	–	(1,540)
Purchase from noncontrolling interest, dividends paid and other activities	–	(13)	–	–	–	(8)	(21)

Balances at September 30, 2011	$–	$31,279	$17,695	$(4,864)	$(7,518)	$108	$36,700

*	Total comprehensive earnings / (losses) were ($1,948) million for the three months ended and $1,731 million for the nine months ended September 30, 2011, as compared to $2,009 million for the three months ended and $2,794 million for the nine months ended September 30, 2010. Comprehensive earnings / (losses) attributable to Kraft Foods were ($1,938) million for the three months ended and $1,723 million for the nine months ended September 30, 2011, as compared to $1,994 million for the three months ended and $2,809 million for the nine months ended September 30, 2010.

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions of dollars)

(Unaudited)

	00,000,000	00,000,000
	For the Nine Months Ended
	September 30,
	2011	2010

CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES
Net earnings	$2,705	$3,592
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	1,117	1,019
Stock-based compensation expense	137	132
Deferred income tax provision	(429)	127
Gain on discontinued operations (Note 3)	–	(1,596)
Other non-cash expense / (income), net	6	4
Change in assets and liabilities, excluding the effects of acquisitions and divestitures:
Receivables, net	(437)	264
Inventories, net	(1,188)	(870)
Accounts payable	(61)	(181)
Other current assets	(278)	(44)
Other current liabilities	489	(1,383)
Change in pension and postretirement assets and liabilities, net	(396)	160

Net cash provided by operating activities	1,665	1,224

CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES
Capital expenditures	(1,281)	(1,020)
Acquisitions, net of cash received	–	(9,843)
Proceeds from divestitures	–	4,039
Proceeds from sale of property, plant and equipment and other	37	13

Net cash used in investing activities	(1,244)	(6,811)

CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES
Net issuance / (repayments) of short-term borrowings	145	(1,285)
Long-term debt proceeds	35	9,438
Long-term debt repaid	(10)	(512)
Dividends paid	(1,535)	(1,664)
Proceeds from stock option exercises and other	522	(89)

Net cash (used in) / provided by financing activities	(843)	5,888

Effect of exchange rate changes on cash and cash equivalents	(83)	(114)

Cash and cash equivalents:
(Decrease) / Increase	(505)	187
Balance at beginning of period	2,481	2,101

Balance at end of period	$1,976	$2,288

See notes to condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.  Basis of Presentation

The consolidated financial statements include Kraft Foods, as well as our wholly owned and majority-owned subsidiaries.

Our interim condensed consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted. It is management’s opinion that these financial statements include all normal and recurring adjustments necessary for a fair presentation of our financial position and operating results. Net revenues and net earnings for any interim period are not necessarily indicative of future or annual results.

The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. You should read these interim condensed consolidated financial statements in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2010. Certain reclassifications of prior-year amounts were made to conform to current-year presentation.

The majority of our operating subsidiaries report results as of the last Saturday of the period. A portion of our international operating subsidiaries report results as of the last calendar day of the period or two weeks prior to the last Saturday of the period.

In the second quarter of 2011, we changed the consolidation date for certain operations of our Kraft Foods Europe segment and operations in certain regions of our Kraft Foods Developing Markets segment [Latin America and Central and Eastern Europe, Middle East and Africa (“CEEMA”)]. Previously, these operations primarily reported results two weeks prior to the end of the period. Now, our Kraft Foods Europe segment reports results as of the last Saturday of each period. Our operations in Latin America and certain operations in CEEMA report results as of the last calendar day of the period. These changes resulted in a favorable impact to net revenues of $360 million and a favorable impact of $50 million to operating income.

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

We recorded $11 million of favorable foreign currency impacts relating to highly inflationary accounting in Venezuela during the first nine months of 2011 and approximately $85 million of unfavorable foreign currency impacts during the first nine months of 2010. The 2010 loss included a one-time impact to translate cash of $34 million that we previously carried at the secondary market exchange rate. Upon the change to highly inflationary accounting in January 2010, we were required to translate the U.S. dollars on hand using the official rate.

New Accounting Pronouncements:

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment related to multiemployer pension plans. This amendment increases the quantitative and qualitative disclosures about an employer’s participation in individually significant multiemployer plans that offer pension and other postretirement benefits. The guidance is effective for fiscal years ended after December 15, 2011. The adoption of this standard will not have an impact on our financial results, but will expand our annual disclosures related to multiemployer pension plans within the notes to our annual financial statements.

In September 2011, the FASB issued an amendment to simplify how entities test goodwill for impairment. An entity now has the option to first assess qualitative factors to determine whether it is “more likely than not” that goodwill may be impaired. If, after assessing the totality of events and circumstances, goodwill impairment is determined to be not likely, then performing the quantitative two-step impairment test would not be required. The new guidance also modifies goodwill evaluation during the year to make it consistent with the new annual qualitative approach. The update is effective for annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We plan to early adopt in the quarter ended December 31, 2011. The new guidance will not have an impact on our financial results but is expected to simplify the goodwill testing we do on an annual and interim basis.

In June 2011, the FASB issued an amendment related to statements of comprehensive income. This amendment requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This amended guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The guidance is effective for fiscal years and interim periods beginning after December 15, 2011. Early adoption is permitted. The adoption of this standard will not have an impact on our financial results, but will change the financial presentation of other comprehensive income within our financial statements.

In May 2011, the FASB issued an amendment to revise certain fair value measurement and disclosure requirements. This amendment establishes common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. These changes will be effective January 1, 2012 on a prospective basis. Early adoption is not permitted. The adoption of this standard is not expected to have a material impact on our financial results.

Subsequent Events:

We evaluated subsequent events and included all accounting and disclosure requirements related to subsequent events in our financial statements.

Note 2.  Proposed Spin-off Transaction

On August 4, 2011, we announced that our Board of Directors intends to create two independent public companies: (i) a global snacks business (the “Global Snacks Business”) and (ii) a North American grocery business (the “North American Grocery Business”). The Global Snacks Business will consist of our current Kraft Foods Europe and Developing Markets segments as well as our North American snack and confectionary brands. The North American Grocery Business will primarily consist of our current U.S. Beverages, Cheese, Convenient Meals and Grocery segments, grocery-related categories in our Canada & N.A. Foodservice segment as well as the Planters and Corn Nuts brands and businesses. We expect to create these companies through a U.S. tax-free spin-off of the North American Grocery Business to our shareholders.

The transaction is subject to a number of conditions, including the receipt of regulatory approvals, a favorable ruling from the Internal Revenue Service to ensure the U.S. tax-free status of the spin-off, execution of intercompany agreements, further diligence as appropriate and final approval from our Board of Directors. While our current target is to complete the spin-off before year-end 2012, we cannot assure that the spin-off will be completed on the anticipated timeline or that the terms of the spin-off will not change.

Note 3.  Acquisitions and Divestitures

Cadbury Acquisition and related Divestitures:

On February 2, 2010, we acquired 71.73% of Cadbury Limited (“Cadbury”) and as of June 1, 2010, we owned 100% of all outstanding Cadbury Shares. The Cadbury acquisition was valued at $18,547 million, or $17,503 million net of cash and cash equivalents.

As part of our Cadbury acquisition, we expensed and incurred transaction-related fees of $2 million for the three months and $217 million for the nine months ended September 30, 2010. We recorded these expenses within selling, general and administrative expenses. We also incurred acquisition financing fees of $96 million in the first quarter of 2010. We recorded these expenses within interest and other expense, net.

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

Cadbury contributed net revenues of $6,376 million and net earnings of $369 million from February 2, 2010 through September 30, 2010. The following unaudited pro forma summary presents Kraft Foods’ consolidated information as if Cadbury had been acquired on January 1, 2010. These amounts were calculated after conversion to U.S. GAAP, applying our accounting policies, and adjusting Cadbury’s results to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment, and intangible assets had been applied from January 1, 2010, together with the consequential tax effects. These adjustments also reflect the additional interest expense incurred on the debt to finance the purchase and the divestitures of the Cadbury confectionery operations in Poland and Romania.

00,000,000
Pro forma for the
Nine Months Ended
September 30, 2010
(in millions)

Net revenues	$35,997
Net earnings attributable to Kraft Foods	3,420

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

00,000,000
For the Nine
Months Ended
September 30, 2010
(in millions)

Net revenues	$335

Earnings before income taxes	73
Provision for income taxes	(25)
Gain on discontinued operations, net of income taxes	1,596

Earnings and gain from discontinued operations, net of income taxes	$1,644

Earnings before income taxes related to the Frozen Pizza business excluded overhead allocations of $25 million during 2010 prior to the divestiture. The gain on discontinued operations from the sale of the Frozen Pizza business included a $1.2 billion tax expense.

Note 4.  Inventories

Inventories at September 30, 2011 and December 31, 2010 were:

	00,000,000	00,000,000
	September 30,	December 31,
	2011	2010
	(in millions)

Raw materials	$2,085	$1,743
Finished product	4,314	3,567

Inventories, net	$6,399	$5,310

Note 5.  Property, Plant and Equipment

Property, plant and equipment at September 30, 2011 and December 31, 2010 were:

	00,000,000	00,000,000
	September 30,	December 31,
	2011	2010
	(in millions)

Land and land improvements	$782	$795
Buildings and building equipment	4,968	4,934
Machinery and equipment	16,678	16,147
Construction in progress	1,489	1,154

	23,917	23,030
Accumulated depreciation	(10,061)	(9,238)

Property, plant and equipment, net	$13,856	$13,792

Note 6.  Goodwill and Intangible Assets

Goodwill by reportable segment at September 30, 2011 and December 31, 2010 was:

	00,000,000	00,000,000
	September 30,	December 31,
	2011	2010
	(in millions)

Kraft Foods North America:
U.S. Beverages	$1,290	$1,290
U.S. Cheese	3,000	3,000
U.S. Convenient Meals	985	985
U.S. Grocery	3,046	3,046
U.S. Snacks	9,125	9,125
Canada & N.A. Foodservice	3,346	3,430
Kraft Foods Europe	9,239	9,023
Kraft Foods Developing Markets	7,561	7,957

Total goodwill	$37,592	$37,856

Intangible assets at September 30, 2011 and December 31, 2010 were:

	00,000,000	00,000,000
	September 30,	December 31,
	2011	2010
	(in millions)

Non-amortizable intangible assets	$22,994	$23,351
Amortizable intangible assets	2,902	2,928

	25,896	26,279
Accumulated amortization	(480)	(316)

Intangible assets, net	$25,416	$25,963

Non-amortizable intangible assets consist substantially of brand names purchased through our acquisitions of Nabisco Holdings Corp., the Spanish and Portuguese operations of United Biscuits, the global LU biscuit business of Groupe Danone S.A. and Cadbury. Amortizable intangible assets consist primarily of trademark licenses, customer-related intangibles, process technology and non-compete agreements. Amortization expense was $58 million for the three months and $172 million for the nine months ended September 30, 2011. We currently estimate annual amortization expense for each of the next five years to be approximately $220 million. At September 30, 2011, the weighted-average life of our amortizable intangible assets was 13.2 years.

The movements in goodwill and intangible assets were:

	00,000,000	00,000,000
		Intangible
	Goodwill	Assets, at Cost
	(in millions)

Balance at January 1, 2011	$37,856	$26,279
Changes due to:
Foreign currency	(264)	(383)

Balance at September 30, 2011	$37,592	$25,896

Note 7.  Integration Program

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

Integration Program costs include the costs associated with combining our operations with Cadbury’s and are separate from the costs related to the acquisition. We incurred charges under the Integration Program of $112 million for the three months and $352 million for the nine months ended September 30, 2011, and $92 million for the three months and $284 million for the nine months ended September 30, 2010. We recorded these charges within selling, general and administrative expenses and cost of sales primarily within our Kraft Foods Europe and Kraft Foods Developing Markets segments as well as general corporate expenses. Since the inception of the Integration Program, we have incurred approximately $1.0 billion of the $1.5 billion in expected charges.

Liability activity for the Integration Program for the nine months ended September 30, 2011 was (in millions):

00,000,000
Liability balance, January 1, 2011	$406
Charges	352
Cash spent	(406)
Currency / other	(19)

Liability balance, September 30, 2011	$333

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

Note 8.  Accumulated Other Comprehensive Earnings / (Losses)

The components of accumulated other comprehensive earnings / (losses) were:

	00,000,000	00,000,000	00,000,000	00,000,000
	Currency		Derivatives
	Translation	Pension and	Accounted for
	Adjustments	Other Benefits	as Hedges	Total
	(in millions)

Balances at January 1, 2011	$(311)	$(3,658)	$79	$(3,890)
Other comprehensive earnings / (losses), net of income taxes:
Currency translation adjustments	(711)	(11)	–	(722)
Amortization of experience losses and prior service costs	–	175	–	175
Settlement losses	–	36	–	36
Net actuarial gain arising during period		38		38
Net changes in cash flow hedges	–	–	(501)	(501)

Total other comprehensive losses				(974)

Balances at September 30, 2011	$(1,022)	$(3,420)	$(422)	$(4,864)

Note 9. Stock Plans

Restricted and Deferred Stock:

In January 2011, we granted 1.5 million shares of stock in connection with our long-term incentive plan, and the market value per share was $31.62 on the date of grant. In February 2011, as part of our annual equity program, we issued 2.6 million shares of restricted and deferred stock to eligible employees, and the market value per restricted or deferred share was $31.83 on the date of grant. In aggregate, we issued 4.7 million restricted and deferred shares during the first nine months of 2011, including those issued as part of our long-term incentive plan, with a weighted-average market value per share of $31.83. During the first nine months of 2011, 4.3 million shares of restricted and deferred stock vested at a market value of $134 million.

Stock Options:

In February 2011, as part of our annual equity program, we granted 15.8 million stock options to eligible employees at an exercise price of $31.83. In aggregate, we granted 16.3 million stock options in the first nine months of 2011 at a weighted-average exercise price of $31.80. There were 16.7 million stock options exercised during the first nine months of 2011 with a total intrinsic value of $89 million.

Note 10.  Benefit Plans

Pension Plans

Components of Net Periodic Pension Cost:

Net periodic pension cost consisted of the following for the three and nine months ended September 30, 2011 and 2010:

	00,000,000	00,000,000	00,000,000	00,000,000
	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended		For the Three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in millions)

Service cost	$36	$36	$39	$40
Interest cost	91	92	116	98
Expected return on plan assets	(123)	(122)	(135)	(111)
Amortization:
Net loss from experience differences	57	43	26	18
Prior service cost	2	1	–	2
Other expenses	31	30	7	–

Net periodic pension cost	$94	$80	$53	$47

	00,000,000	00,000,000	00,000,000	00,000,000
	U.S. Plans		Non-U.S. Plans
	For the Nine Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in millions)

Service cost	$109	$108	$129	$117
Interest cost	273	275	347	283
Expected return on plan assets	(371)	(367)	(405)	(318)
Amortization:
Net loss from experience differences	169	128	76	54
Prior service cost	5	4	1	5
Other expenses	67	91	7	–

Net periodic pension cost	$252	$239	$155	$141

Included within other expenses above are severance payments related to our cost savings initiatives and lump-sum payments made to retired employees which resulted in settlement losses under our U.S. plans of $31 million for the three months and $67 million for the nine months ended September 30, 2011, and $30 million for the three months and $86 million for the nine months ended September 30, 2010. Our U.S. plans also incurred a $5 million curtailment expense in the first quarter of 2010 related to the divestiture of our Frozen Pizza business.

Employer Contributions:

We make contributions to our U.S. and non-U.S. pension plans, primarily to the extent that they are tax deductible and do not generate an excise tax liability. During the first nine months of 2011, we contributed $536 million to our U.S. plans and $248 million to our non-U.S. plans. Based on current tax law, we plan to make further contributions of approximately $5 million to our U.S. plans and approximately $150 million to our non-U.S. plans during the remainder of 2011. However, our actual contributions may differ due to many factors, including changes in tax and other benefit laws, or significant differences between expected and actual pension asset performance or interest rates.

Postretirement Benefit Plans

Net postretirement health care costs consisted of the following for the three and nine months ended September 30, 2011 and 2010:

	00,000,000	00,000,000	00,000,000	00,000,000
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in millions)

Service cost	$10	$9	$28	$29
Interest cost	42	42	125	128
Amortization:
Net loss from experience differences	15	14	46	41
Prior service credit	(8)	(7)	(24)	(23)

Net postretirement health care costs	$59	$58	$175	$175

Postemployment Benefit Plans

Net postemployment costs consisted of the following for the three and nine months ended September 30, 2011 and 2010:

	00,000,000	00,000,000	00,000,000	00,000,000
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)

Service cost	$2	$2	$7	$6
Interest cost	2	3	7	7
Amortization of net gains	–	(1)	(1)	(1)

Net postemployment costs	$4	$4	$13	$12

Note 11.  Financial Instruments

See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2010 for additional information on our accounting and purpose for entering into derivatives and our overall risk management strategies.

Fair Value of Derivative Instruments:

The fair values of derivative instruments recorded in the condensed consolidated balance sheet as of September 30, 2011 and December 31, 2010 were:

	00,000,000	00,000,000	00,000,000	00,000,000
	September 30, 2011		December 31, 2010
	Asset	Liability	Asset	Liability
	Derivatives	Derivatives	Derivatives	Derivatives
	(in millions)

Derivatives accounted for as hedges:
Foreign exchange contracts	$56	$121	$24	$115
Commodity contracts	20	77	74	5
Interest rate contracts	6	644	58	13

	$82	$842	$156	$133

Derivatives not accounted for as hedges:
Foreign exchange contracts	$37	$20	$21	$48
Commodity contracts	326	307	202	114
Interest rate contracts	77	43	59	21

	$440	$370	$282	$183

Total fair value	$522	$1,212	$438	$316

We include the fair value of our asset derivatives within other current assets and the fair value of our liability derivatives within other current liabilities.

The fair values of our derivative instruments at September 30, 2011 were determined using:

	00,000,000,000	00,000,000,000	00,000,000,000	00,000,000,000
		Quoted Prices in
		Active Markets	Significant	Significant
	Total	for Identical	Other Observable	Unobservable
	Fair Value of Net	Assets	Inputs	Inputs
	Asset / (Liability)	(Level 1)	(Level 2)	(Level 3)
	(in millions)

Foreign exchange contracts	$(48)	$–	$(48)	$–
Commodity contracts	(38)	(36)	(2)	–
Interest rate contracts	(604)	–	(604)	–

Total derivatives	$(690)	$(36)	$(654)	$–

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

Derivative Volume:

The net notional values of our derivative instruments as of September 30, 2011 and December 31, 2010 were:

	00,000,000	00,000,000
	Notional Amount
	September 30,	December 31,
	2011	2010
	(in millions)

Foreign exchange contracts:
Intercompany loans and forecasted interest payments	$2,654	$2,183
Forecasted transactions	1,412	1,946
Commodity contracts	913	630
Interest rate contracts	5,064	5,167
Net investment hedge – euro notes	3,815	3,814
Net investment hedge – pound sterling notes	1,013	1,015

Cash Flow Hedges:

Cash flow hedge activity within accumulated other comprehensive earnings / (losses), net of income taxes, for the three and nine months ended September 30, 2011 and 2010 was as follows:

	00,000,000	00,000,000	00,000,000	00,000,000
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in millions)

Accumulated gain / (loss) at beginning of period	$(56)	$(66)	$79	$101
Transfer of realized gains in fair value to earnings	(1)	(7)	(18)	(13)
Unrealized loss in fair value	(365)	(87)	(483)	(248)

Accumulated loss at September 30	$(422)	$(160)	$(422)	$(160)

The gains / (losses) recognized in other comprehensive income for the three and nine months ended September 30, 2011 and 2010 were:

	00,000,000,	00,000,000,	00,000,000,	00,000,000,
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in millions)

Foreign exchange contracts – intercompany loans	$–	$2	$1	$3
Foreign exchange contracts – forecasted transactions	59	(4)	(14)	21
Commodity contracts	(33)	32	(37)	29
Interest rate contracts	(391)	(117)	(433)	(301)

Total	$(365)	$(87)	$(483)	$(248)

The gains / (losses) reclassified from accumulated other comprehensive income into earnings for the three and nine months ended September 30, 2011 and 2010 were:

	00,000,000,	00,000,000,	00,000,000,	00,000,000,
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in millions)

Foreign exchange contracts – intercompany loans	$–	$–	$–	$–
Foreign exchange contracts – forecasted transactions	(12)	–	(45)	14
Commodity contracts	13	7	64	–
Interest rate contracts	–	–	(1)	(1)

Total	$1	$7	$18	$13

The gains / (losses) on ineffectiveness recognized in earnings for the three and nine months ended September 30, 2011 and 2010 were:

	00,000,000,	00,000,000,	00,000,000,	00,000,000,
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in millions)

Foreign exchange contracts – intercompany loans	$–	$–	$–	$–
Foreign exchange contracts – forecasted transactions	–	–	–	–
Commodity contracts	(2)	3	2	(6)
Interest rate contracts	4	–	(2)	–

Total	$2	$3	$–	$(6)

The gains / (losses) on the amount excluded from effectiveness testing recognized in earnings for the three and nine months ended September 30, 2011 and 2010 were:

	00,000,000,	00,000,000,	00,000,000,	00,000,000,
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in millions)

Foreign exchange contracts – intercompany loans	$–	$–	$–	$–
Foreign exchange contracts – forecasted transactions	–	–	–	–
Commodity contracts	4	3	4	2
Interest rate contracts	–	–	–	–

Total	$4	$3	$4	$2

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

We expect to transfer unrealized losses of $44 million (net of taxes) for commodity cash flow hedges, unrealized gains of $50 million (net of taxes) for foreign currency cash flow hedges and unrealized losses of $11 million (net of taxes) for interest rate cash flow hedges to earnings during the next 12 months.

As of September 30, 2011, we have hedged forecasted transactions over the following periods:

•	commodity transactions for periods not exceeding the next 18 months;
•	interest rate transactions for periods not exceeding the next 31 years and 7 months; and
•	foreign currency transactions for periods not exceeding the next 12 months.

Fair Value Hedges:

The effects of our interest rate contract fair value hedges for the three and nine months ended September 30, 2011 and 2010 were:

	00,000,000	00,000,000	00,000,000	00,000,000
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)

Gain / (loss) recognized in income on:
Derivatives	$1	$3	$(2)	$6
Borrowings	(1)	(3)	2	(6)

We include the gain or loss on hedged long-term debt and the offsetting loss or gain on the related interest rate swap in interest and other expense, net.

Economic Hedges:

The effects of economic hedges which are not designated as hedging instruments for the three and nine months ended September 30, 2011 and 2010 were:

	00,000,000	00,000,000	00,000,000	00,000,000	00,000,000
	Gain / (Loss) Recognized in Earnings				Location of Gain / (Loss) Recognized in Earnings
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)

Foreign exchange contracts:
Intercompany loans and forecasted interest payments	$20	$35	$(18)	$58	Interest expense
Forecasted transactions	15	(3)	9	(1)	Cost of sales
Forecasted transactions	(2)	–	3	(17)	Interest expense
Cadbury acquisition related	–	–	–	(395)	Interest expense
Interest rate contracts	(3)	(1)	(4)	4	Interest expense
Commodity contracts	40	29	195	40	Cost of sales

Total	$70	$60	$185	$(311)

The 2010 hedging losses related to the Cadbury acquisition were economically offset by foreign exchange movement net gains of $240 million on the British pound cash, borrowings on the senior unsecured bridge facility utilized for the Cadbury acquisition and other payable balances associated with the acquisition.

Hedges of Net Investments in Foreign Operations:

The effects of hedges of net investments in foreign operations for the three and nine months ended September 30, 2011 and 2010 were:

	00,000,000	00,000,000	00,000,000	00,000,000	00,000,000
	Gain / (Loss) Recognized in OCI				Location of Gain / (Loss) Recorded in AOCI
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)

Euro notes	$202	$(253)	$(1)	$125	Currency Translation Adjustment
Pound sterling notes	19	–	1	–	Currency Translation Adjustment

Note 12.  Commitments and Contingencies

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

Third-Party Guarantees:

We have third-party guarantees primarily covering the long-term obligations of our vendors. As part of those transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At September 30, 2011, the carrying amount of our third-party guarantees on our condensed consolidated balance sheet and the maximum potential payment under these guarantees was $22 million. Substantially all of these guarantees expire at various times through 2018.

Note 13.  Income Taxes

As of January 1, 2011, our unrecognized tax benefits were $1,281 million. If we had recognized all of these benefits, the net impact on our income tax provision would have been $1,062 million. Our unrecognized tax benefits increased $245 million during the nine months ended September 30, 2011 for additions based on prior year tax positions and current year tax positions, partially offset by decreases from positions taken during prior periods and adjustments for currency. As of September 30, 2011, our unrecognized tax benefits were $1,526 million. If we had recognized all of these benefits, the net impact on our income tax provision would have been $1,304 million.

The amount of unrecognized tax benefits could decrease by approximately $160 – $200 million during the next 12 months due to audit settlements and the expiration of statutes of limitations in various jurisdictions.

We include accrued interest and penalties related to uncertain tax positions in our tax provision. As of January 1, 2011, we had $246 million of accrued interest and penalties. The increase in accrued interest and penalties during the nine months ended September 30, 2011 was $26 million.

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

Note 14. Earnings Per Share

Basic and diluted EPS were calculated using the following:

	00,000,000	00,000,000	00,000,000	00,000,000
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in millions, except per share data)

Earnings from continuing operations	$927	$760	$2,705	$1,948
Earnings and gain from discontinued operations, net of income taxes	–	–	–	1,644

Net earnings	927	760	2,705	3,592
Noncontrolling interest	5	6	8	18

Net earnings attributable to Kraft Foods	$922	$754	$2,697	$3,574

Weighted-average shares for basic EPS	1,770	1,748	1,763	1,702
Plus incremental shares from assumed conversions of stock options and long-term incentive plan shares	7	6	7	6

Weighted-average shares for diluted EPS	1,777	1,754	1,770	1,708

Basic earnings per share attributable to Kraft Foods:
Continuing operations	$0.52	$0.43	$1.53	$1.13
Discontinued operations	–	–	–	0.97

Net earnings attributable to Kraft Foods	$0.52	$0.43	$1.53	$2.10

Diluted earnings per share attributable to Kraft Foods:
Continuing operations	$0.52	$0.43	$1.52	$1.13
Discontinued operations	–	–	–	0.96

Net earnings attributable to Kraft Foods	$0.52	$0.43	$1.52	$2.09

We exclude antidilutive Kraft Foods stock options from our calculation of weighted-average shares for diluted EPS. We excluded 10.2 million antidilutive stock options for the three months and 13.5 million antidilutive stock options for the nine months ended September 30, 2011, and we excluded 31.3 million antidilutive stock options for the three months and 27.8 million antidilutive stock options for the nine months ended September 30, 2010.

Note 15.  Segment Reporting

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

Management uses segment operating income to evaluate segment performance and allocate resources. We believe it is appropriate to disclose this measure to help investors analyze segment performance and trends. Segment operating income excludes unrealized gains and losses on hedging activities (which are a component of cost of sales), certain components of our U.S. pension plan cost (which are a component of cost of sales and selling, general and administrative expenses), general corporate expenses (which are a component of selling, general and administrative expenses) and amortization of intangibles for all periods presented. We exclude the unrealized gains and losses on hedging activities from segment operating income in order to provide better transparency of our segment operating results. Once realized, the gains and losses on hedging activities are recorded within segment operating results. We exclude certain components of our U.S. pension plan cost from segment operating income because we centrally manage pension plan funding decisions and the determination of discount rate, expected rate of return on plan assets and other actuarial assumptions. Therefore, we allocate only the service cost component of our U.S. pension plan expense to segment operating income. Furthermore, we centrally manage interest and other expense, net. Accordingly, we do not present these items by segment because they are excluded from the segment profitability measure reviewed by management.

Segment data were:

	00,000,000	00,000,000	00,000,000	00,000,000
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in millions)

Net revenues:
Kraft Foods North America:
U.S. Beverages	$681	$756	$2,281	$2,463
U.S. Cheese	902	863	2,651	2,505
U.S. Convenient Meals	863	806	2,536	2,415
U.S. Grocery	836	779	2,603	2,518
U.S. Snacks	1,579	1,505	4,581	4,413
Canada & N.A. Foodservice	1,272	1,164	3,735	3,408
Kraft Foods Europe	3,099	2,670	9,640	8,172
Kraft Foods Developing Markets	3,994	3,320	11,650	9,540

Net revenues	$13,226	$11,863	$39,677	$35,434

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in millions)

Earnings from continuing operations before income taxes:
Operating income:
Kraft Foods North America:
U.S. Beverages	$101	$131	$400	$481
U.S. Cheese	145	169	422	439
U.S. Convenient Meals	105	82	309	267
U.S. Grocery	292	244	963	887
U.S. Snacks	221	216	606	663
Canada & N.A. Foodservice	171	160	510	435
Kraft Foods Europe	334	332	1,057	956
Kraft Foods Developing Markets	582	370	1,505	1,158
Unrealized gains / (losses) on hedging activities	(4)	16	(42)	–
Certain U.S. pension plan costs	(57)	(42)	(143)	(123)
General corporate expenses	(134)	(106)	(265)	(591)
Amortization of intangibles	(58)	(53)	(172)	(146)

Operating income	1,698	1,519	5,150	4,426
Interest and other expense, net	425	433	1,312	1,496

Earnings from continuing operations before income taxes	$1,273	$1,086	$3,838	$2,930

On March 1, 2011, the Starbucks Coffee Company (“Starbucks”), without our authorization and in what we contend is a violation and breach of our agreements with Starbucks, took control of the Starbucks packaged coffee business (“Starbucks CPG business”) in grocery stores and other channels, after alleging Kraft had breached the CPG Agreements. The dispute is pending in Arbitration in Chicago, Illinois, where we are seeking appropriate remedies, including but not limited to payment of the Fair Market Value of the Agreement plus the premium the agreements specify and with Starbucks counterclaiming for unspecified damages. The results of the Starbucks CPG business were included primarily in our U.S. Beverage and Canada and N.A. Foodservice segments through March 1, 2011.

We incurred charges under the Integration Program of $112 million for the three months and $352 million for the nine months ended September 30, 2011, and $92 million for the three months and $284 million for the nine months ended September 30, 2010. We recorded these charges within selling, general and administrative expenses and cost of sales primarily within our Kraft Foods Europe and Kraft Foods Developing Markets segments as well as general corporate expenses.

The increase in general corporate expenses for the three months ended September 30, 2011 was due primarily to the timing of certain selling, general and administrative expenses. The decrease in general corporate expenses for the nine months ended September 30, 2011 was due primarily to Cadbury acquisition-related transaction fees in the prior year.

We reversed $11 million of previously accrued costs savings initiative charges during the three months and $34 million for the nine months ended September 30, 2011. We recorded these reversals, which were primarily related to severance charges for previously announced and planned position eliminations that did not occur, in operations, primarily within selling, general and administrative expenses across all reportable business segments, except Kraft Foods Europe. We incurred charges associated with our cost savings initiatives of $17 million for the three months and $93 million for the nine months ended September 30, 2010.

Net revenues by consumer sector, which includes Kraft macaroni and cheese dinners in the Convenient Meals sector and the separation of Canada & N.A. Foodservice, Kraft Foods Europe and Kraft Foods Developing Markets into sector components, were:

	00,000,000	00,000,000	00,000,000	00,000,000
	For the Three Months Ended September 30, 2011
			Kraft Foods
	Kraft Foods	Kraft Foods	Developing
	North America	Europe	Markets	Total
	(in millions)

Biscuits	$1,503	$638	$889	$3,030
Confectionery	499	1,286	1,949	3,734
Beverages	799	727	707	2,233
Cheese	1,320	288	249	1,857
Grocery	748	83	169	1,000
Convenient Meals	1,264	77	31	1,372

Total net revenues	$6,133	$3,099	$3,994	$13,226

	00,000,000	00,000,000	00,000,000	00,000,000
	For the Three Months Ended September 30, 2010
			Kraft Foods
	Kraft Foods	Kraft Foods	Developing
	North America	Europe	Markets	Total
	(in millions; as revised)

Biscuits (1)	$1,394	$515	$681	$2,590
Confectionery (1)	481	1,184	1,674	3,339
Beverages (1)	895	579	595	2,069
Cheese	1,226	233	209	1,668
Grocery	700	86	130	916
Convenient Meals	1,177	73	31	1,281

Total net revenues	$5,873	$2,670	$3,320	$11,863

	00,000,000	00,000,000	00,000,000	00,000,000
	For the Nine Months Ended September 30, 2011
			Kraft Foods
	Kraft Foods	Kraft Foods	Developing
	North America	Europe	Markets	Total
	(in millions)

Biscuits	$4,360	$1,950	$2,496	$8,806
Confectionery	1,379	4,042	5,714	11,135
Beverages	2,697	2,260	2,143	7,100
Cheese	3,882	890	724	5,496
Grocery	2,404	271	477	3,152
Convenient Meals	3,665	227	96	3,988

Total net revenues	$18,387	$9,640	$11,650	$39,677

	00,000,000	00,000,000	00,000,000	00,000,000
	For the Nine Months Ended September 30, 2010
			Kraft Foods
	Kraft Foods	Kraft Foods	Developing
	North America	Europe	Markets	Total
	(in millions; as revised)

Biscuits (1)	$4,157	$1,730	$1,955	$7,842
Confectionery (1)	1,258	3,495	4,626	9,379
Beverages (1)	2,857	1,776	1,832	6,465
Cheese	3,618	715	634	4,967
Grocery	2,363	254	401	3,018
Convenient Meals	3,469	202	92	3,763

Total net revenues	$17,722	$8,172	$9,540	$35,434

(1)	Within the above sector revenues disclosures, we reclassified certain net revenues as of September 30, 2010 to conform to the current year presentation.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Description of the Company

We manufacture and market packaged food products, including snacks, beverages, cheese, convenient meals and various packaged grocery products. We have operations in more than 75 countries and sell our products in approximately 170 countries.

Proposed Spin-Off Transaction

On August 4, 2011, we announced that our Board of Directors intends to create two independent public companies: (i) a global snacks business (the “Global Snacks Business”) and (ii) a North American grocery business (the “North American Grocery Business”). The Global Snacks Business will consist of our current Kraft Foods Europe and Developing Markets segments as well as our North American snack and confectionary brands. The North American Grocery Business will primarily consist of our current U.S. Beverages, Cheese, Convenient Meals and Grocery segments, grocery-related categories in our Canada & N.A. Foodservice segment as well as the Planters and Corn Nuts brands and businesses. We expect to create these companies through a U.S. tax-free spin-off of the North American Grocery Business to our shareholders.

The transaction is subject to a number of conditions, including the receipt of regulatory approvals, a favorable ruling from the Internal Revenue Service to ensure the U.S. tax-free status of the spin-off, execution of intercompany agreements, further diligence as appropriate and final approval from our Board of Directors. While our current target is to complete the spin-off before year-end 2012, we cannot assure that the spin-off will be completed on the anticipated timeline or that the terms of the spin-off will not change. See “Part II, Item 1A. Risk Factors” for certain risk factors relating to the proposed spin-off transaction. The disclosures within this Management’s Discussion and Analysis of Financial Condition and Results of Operations are on a consolidated Kraft Foods Inc. basis and do not take into account the proposed spin-off of the North American Grocery Business.

Summary of Results

•	Net revenues increased 11.5% to $13.2 billion in the third quarter of 2011 and increased 12.0% to $39.7 billion in the first nine months of 2011 as compared to the same periods in the prior year.

•

Organic net revenues increased 8.4% to $12.7 billion in the third quarter of 2011 and increased 6.7% to $37.2 billion in the first nine months of 2011 as compared to the same periods in the prior year.

•

Diluted EPS attributable to Kraft Foods increased 20.9% to $0.52 in the third quarter of 2011 as compared to $0.43 for the same period in the prior year. Diluted EPS attributable to Kraft Foods decreased 27.3% to $1.52 in the first nine months of 2011 as compared to $2.09 for the same period in the prior year. The first nine months of 2010 included $0.96 related to discontinued operations from our divestiture of our North American frozen pizza business. Diluted EPS attributable to Kraft Foods from continuing operations increased 34.5% to $1.52 in the first nine months of 2011 as compared to $1.13 for the same period in the prior year.

•

Operating EPS attributable to Kraft Foods increased 23.4% to $0.58 in the third quarter of 2011 as compared to $0.47 for the same period in the prior year. Operating EPS attributable to Kraft Foods increased 10.3% to $1.72 in the first nine months of 2011 as compared to $1.56 for the same period in the prior year.

Discussion and Analysis

Items Affecting Comparability of Financial Results

Acquisitions and Divestitures

Cadbury Acquisition and related Divestitures:

On February 2, 2010, we acquired 71.73% of Cadbury Limited (“Cadbury”) and as of June 1, 2010, we owned 100% of all outstanding Cadbury Shares. The Cadbury acquisition was valued at $18,547 million, or $17,503 million net of cash and cash equivalents.

As part of our Cadbury acquisition, we expensed and incurred transaction-related fees of $2 million for the three months and $217 million for the nine months ended September 30, 2010. We recorded these expenses within selling, general and administrative expenses. We also incurred acquisition financing fees of $96 million in the first quarter of 2010. We recorded these expenses within interest and other expense, net.

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

Cadbury contributed net revenues of $6,376 million and net earnings of $369 million from February 2, 2010 through September 30, 2010. The following unaudited pro forma summary presents Kraft Foods’ consolidated information as if Cadbury had been acquired on January 1, 2010. These amounts were calculated after conversion to accounting principles generally accepted in the United States of America (“U.S. GAAP”), applying our accounting policies, and adjusting Cadbury’s results to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment, and intangible assets had been applied from January 1, 2010, together with the consequential tax effects. These adjustments also reflect the additional interest expense incurred on the debt to finance the purchase and the divestitures of the Cadbury confectionery operations in Poland and Romania.

00,000,000,000
Pro forma for the
Nine Months Ended
September 30, 2010
(in millions)

Net revenues	$35,997
Net earnings attributable to Kraft Foods	3,420

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

00,000,000,000
For the Nine
Months Ended
September 30, 2010
(in millions)

Net revenues	$335

Earnings before income taxes	73
Provision for income taxes	(25)
Gain on discontinued operations, net of income taxes	1,596

Earnings and gain from discontinued operations, net of income taxes	$1,644

Earnings before income taxes related to the Frozen Pizza business excluded overhead allocations of $25 million during 2010 prior to the divestiture. The gain on discontinued operations from the sale of the Frozen Pizza business included a $1.2 billion tax expense.

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

Integration Program costs include the costs associated with combining our operations with Cadbury’s and are separate from the costs related to the acquisition. We incurred charges under the Integration Program of $112 million for the three months and $352 for the nine months ended September 30, 2011, and $92 million for the three months and $284 million for the nine months ended September 30, 2010. We recorded these charges within selling, general and administrative expenses and cost of sales primarily within our Kraft Foods Europe and Kraft Foods Developing Markets segments as well as general corporate expenses. Since the inception of the Integration Program, we have incurred approximately $1.0 billion of the $1.5 billion in expected charges. At September 30, 2011, we had an accrual of $333 million related to the Integration Program.

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

Starbucks CPG Business

On March 1, 2011, the Starbucks Coffee Company (“Starbucks”), without our authorization and in what we contend is a violation and breach of our agreements with Starbucks, took control of the Starbucks packaged coffee business (“Starbucks CPG business”) in grocery stores and other channels, after alleging Kraft had breached the CPG Agreements. The dispute is pending in Arbitration in Chicago, Illinois with Kraft seeking appropriate remedies, including but not limited to payment of the Fair Market Value of the Agreement plus the premium the agreements specify and with Starbucks counterclaiming for unspecified damages. The results of the Starbucks CPG business were included primarily in our U.S. Beverage and Canada and N.A. Foodservice segments through March 1, 2011.

Accounting Calendar Changes in 2011 and 2010

The majority of our operating subsidiaries report results as of the last Saturday of the period. A portion of our international operating subsidiaries report results as of the last calendar day of the period or two weeks prior to the last Saturday of the period.

In the second quarter of 2011, we changed the consolidation date for certain operations of our Kraft Foods Europe segment and operations in certain regions of our Kraft Foods Developing Markets segment [Latin America and Central and Eastern Europe, Middle East and Africa (“CEEMA”)]. Previously, these operations primarily reported results two weeks prior to the end of the period. Now, our Kraft Foods Europe segment reports results as of the last Saturday of each period. Our operations in Latin America and certain operations in CEEMA report results as of the last calendar day of the period. These changes resulted in a favorable impact to net revenues of $360 million and a favorable impact of $50 million to operating income.

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

Provision for Income Taxes

Our effective tax rate was 27.2% in the third quarter of 2011 and 29.5% in the first nine months of 2011. The 2011 third quarter effective tax rate was favorably impacted by net discrete items totaling $111 million, primarily from the revaluation of U.K. deferred tax assets and liabilities resulting from tax legislation enacted during the quarter that reduced U.K. corporate income tax rates, and the reversal of valuation allowances on certain foreign deferred tax assets that are now expected to be realized. For the first nine months of 2011, our effective tax rate was favorably impacted by net discrete items totaling $168 million, primarily from the revaluation of U.K. deferred tax assets and liabilities in the third quarter, the reversal of valuation allowances on certain foreign deferred tax assets in the third quarter and the net favorable impact from various U.S. federal, U.S. state and foreign tax audit developments year to date.

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

Consolidated Results of Operations

The following discussion compares our consolidated results of operations for the three and nine months ended September 30, 2011 and 2010.

Three Months Ended September 30:

	00,000,000	00,000,000	00,000,000	00,000,000
	For the Three Months Ended
	September 30,
	2011	2010	$ change	% change
	(in millions, except per share data)

Net revenues	$13,226	$11,863	$1,363	11.5%

Operating income	1,698	1,519	179	11.8%

Earnings from continuing operations	927	760	167	22.0%

Net earnings attributable to Kraft Foods	$922	$754	$168	22.3%

Diluted earnings per share attributable to Kraft Foods from continuing operations	$0.52	$0.43	$0.09	20.9%

Diluted earnings per share attributable to Kraft Foods	$0.52	$0.43	$0.09	20.9%

Net Revenues – Net revenues increased $1,363 million (11.5%) to $13,226 million in the third quarter of 2011, and organic net revenues increased $983 million (8.4%) to $12,691 million as follows.

	00,000,000
Change in net revenues (by percentage point)
Higher net pricing	7.0	pp
Favorable volume/mix	1.4	pp

Total change in organic net revenues (1)	8.4%
Favorable foreign currency	4.6	pp
Impact of divestitures (including for reporting purposes the Starbucks CPG business)	(1.5	)pp

Total change in net revenues	11.5%

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.

Organic net revenues growth was driven by higher net pricing and favorable volume/mix. Higher net pricing was reflected across all reportable business segments as we increased pricing to offset higher input costs. Favorable volume/mix was driven primarily by higher shipments in Kraft Foods Developing Markets and Kraft Foods Europe. Favorable foreign currency increased net revenues by $535 million, due primarily to the strength of the euro, Australian dollar, Canadian dollar, Brazilian real, British pound, Swiss franc and Russian ruble versus the U.S. dollar. These gains were partially offset by the impact of divestitures (including for reporting purposes the Starbucks CPG business).

Operating Income – Operating income increased $179 million (11.8%) to $1,698 million in the third quarter of 2011, due to the following:

	00,000,000,000	00,000,000,000
	Operating
	Income	Change
	(in millions)	(percentage point)

Operating Income for the Three Months Ended September 30, 2010	$1,519
Integration Program costs	92	6.4	pp
2010 acquisition-related costs associated with Cadbury	2	0.2	pp

Underlying Operating Income for the Three Months Ended September 30, 2010 (1)	$1,613

Higher net pricing	824	52.6	pp
Higher input costs	(656)	(41.8	)pp
Favorable volume/mix	48	3.0	pp
Higher selling, general and administrative expenses	(33)	(2.1	)pp
Change in unrealized gains/losses on hedging activities	(20)	(1.3	)pp
Favorable foreign currency	73	4.5	pp
Decreased operating income from divestitures (including for reporting purposes the Starbucks CPG business)	(36)	(2.4	)pp
Other, net	(3)	(0.3	)pp

Total change in underlying operating income	197	12.2%

Underlying Operating Income for the Three Months Ended September 30, 2011 (1)	$1,810
Integration Program costs	(112)	(7.0	)pp

Operating Income for the Three Months Ended September 30, 2011	$1,698	11.8%

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.

Higher pricing outpaced increased input costs during the quarter. The increase in input costs was driven by significantly higher raw material costs, partially offset by lower manufacturing costs due to our end-to-end cost management program. Favorable volume/mix was driven by strong contributions from Kraft Foods Developing Markets and Kraft Foods Europe, partially offset by a net decline for the segments within Kraft Foods North America. Total selling, general and administrative expenses increased $108 million over the third quarter of 2010. Excluding the impacts of divestitures (including for reporting purposes the Starbucks CPG business), foreign currency and our Cadbury acquisition (including Integration Program and acquisition-related costs), selling, general and administrative expenses increased $33 million from the third quarter of 2010. Favorable foreign currency increased operating income by $73 million, due primarily to the strength of the euro, Australian dollar, Canadian dollar and Brazilian real versus the U.S. dollar. The impact of divestitures, including for reporting purposes the Starbucks CPG business and the 2010 divestitures of certain Cadbury confectionery operations in Poland and Romania, decreased operating income by $36 million. The change in unrealized gains/losses on hedging activities also decreased operating income by $20 million, as we recognized losses of $4 million in the third quarter of 2011, versus gains of $16 million in the third quarter of 2010. As a result of the net effect of these drivers, operating income margin was unchanged, at 12.8% in both the third quarter of 2010 and the third quarter of 2011. Our operating income margin was flat as overhead leverage offset the decline in gross profit margin which reflected the impact of the higher revenue base on the margin calculation.

Net Earnings and Diluted Earnings per Share Attributable to Kraft Foods – Net earnings attributable to Kraft Foods of $922 million increased by $168 million (22.3%) in the third quarter of 2011. Diluted EPS attributable to Kraft Foods was $0.52 in the third quarter of 2011, up $0.09 from $0.43 in the third quarter of 2010. These changes were due to the following:

00,000,000
Diluted EPS

Diluted EPS Attributable to Kraft Foods for the Three Months Ended September 30, 2010	$0.43
Acquisition-related costs	(0.01)
Integration Program costs	0.05

Operating EPS for the Three Months Ended September 30, 2010 (1)	0.47
Increases in operations	0.07
Decreased operating income from divestitures (including for reporting purposes the Starbucks CPG business)	(0.01)
Change in unrealized gains/losses on hedging activities	(0.01)
Favorable foreign currency	0.03
Changes in taxes	0.04
Higher shares outstanding	(0.01)

Operating EPS for the Three Months Ended September 30, 2011 (1)	0.58
Integration Program costs	(0.06)

Diluted EPS Attributable to Kraft Foods for the Three Months Ended September 30, 2011	$0.52

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.

Nine Months Ended September 30:

	00,000,000	00,000,000	00,000,000	00,000,000
	For the Nine Months Ended
	September, 30
	2011	2010	$ change	% change
	(in millions, except per share data)

Net revenues	$39,677	$35,434	$4,243	12.0%

Operating income	5,150	4,426	724	16.4%

Earnings from continuing operations	2,705	1,948	757	38.9%

Net earnings attributable to Kraft Foods	$2,697	$3,574	$(877)	(24.5%)

Diluted earnings per share attributable to Kraft Foods from continuing operations	$1.52	$1.13	$0.39	34.5%

Diluted earnings per share attributable to Kraft Foods	$1.52	$2.09	$(0.57)	(27.3%)

Net Revenues – Net revenues increased $4,243 million (12.0%) to $39,677 million in the first nine months of 2011, and organic net revenues increased $2,352 million (6.7%) to $37,230 million as follows.

	00,000,000
Change in net revenues (by percentage point)
Higher net pricing	5.4	pp
Favorable volume/mix	1.3	pp

Total change in organic net revenues (1)	6.7%
Favorable foreign currency	3.8	pp
Impact of the Cadbury acquisition (2)	2.0	pp
Impact of accounting calendar changes	0.8	pp
Impact of divestitures (including for reporting purposes the Starbucks CPG business)	(1.3	)pp

Total change in net revenues	12.0%

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.
(2)	Impact of acquisition reflects the incremental January 2011 operating results from our Cadbury acquisition.

Organic net revenues growth was driven by higher net pricing and favorable volume/mix. Higher net pricing was reflected across all reportable business segments as we increased pricing to offset higher input costs. Favorable volume/mix was driven primarily by higher shipments in Kraft Foods Developing Markets and Kraft Foods Europe. Favorable foreign currency increased net revenues by $1,343 million, due primarily to the strength of the euro, Brazilian real, Australian dollar, Canadian dollar, British pound, Swiss franc, and Swedish krona versus the U.S. dollar. The Cadbury acquisition, due to the incremental January 2011 operating results, added $697 million in net revenues. Excluding the effects of foreign currency, accounting calendar changes added $316 million in net revenues in the first nine months of 2011, as compared to $63 million in the first nine months of 2010. These gains were partially offset by the impact of divestitures (including for reporting purposes the Starbucks CPG business).

Operating Income – Operating income increased $724 million (16.4%) to $5,150 million in the first nine months of 2011, due to the following:

	(percentage point)	(percentage point)
	Operating
	Income	Change
	(in millions)	(percentage point)

Operating Income for the Nine Months Ended September 30, 2010	$4,426
Integration Program costs	284	7.1	pp
2010 acquisition-related costs associated with Cadbury	272	6.4	pp

Underlying Operating Income for the Nine Months Ended September 30, 2010 (1)	$4,982

Higher net pricing	1,892	38.9	pp
Higher input costs	(1,718)	(35.3	)pp
Favorable volume/mix	153	3.2	pp
Lower selling, general and administrative expenses	7	0.2	pp
Incremental operating income from the Cadbury acquisition (2)	83	1.6	pp
Increased operating income from accounting calendar changes	34	0.7	pp
Change in unrealized gains/losses on hedging activities	(42)	(0.9	)pp
Favorable foreign currency	205	4.1	pp
Decreased operating income from divestitures (including for reporting purposes the Starbucks CPG business)	(94)	(2.0	)pp
Other, net	–	(0.1	)pp

Total change in underlying operating income	520	10.4%

Underlying Operating Income for the Nine Months Ended September 30, 2011 (1)	$5,502
Integration Program costs	(352)	(7.5	)pp

Operating Income for the Nine Months Ended September 30, 2011	$5,150	16.4%

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.
(2)	Impact of acquisition reflects the incremental January 2011 operating results from our Cadbury acquisition.

Higher pricing outpaced increased input costs during the first nine months of 2011. The increase in input costs was driven by significantly higher raw material costs, as manufacturing costs were essentially flat. Favorable volume/mix was driven by strong contributions from Kraft Foods Developing Markets and Kraft Foods Europe, partially offset by a net decline for the segments within Kraft Foods North America. Total selling, general and administrative expenses increased $266 million from the first nine months of 2010. Excluding the impacts of divestitures (including for reporting purposes the Starbucks CPG business), foreign currency, accounting calendar changes and our Cadbury acquisition (including Integration Program and acquisition-related costs), selling, general and administrative expenses decreased $7 million from the first nine months of 2010. The Cadbury acquisition, due to the incremental January 2011 operating results, increased operating income by $83 million. Favorable foreign currency increased operating income by $205 million, due primarily to the strength of the euro, Brazilian real, Australian dollar, Canadian dollar and British pound versus the U.S. dollar. Accounting calendar changes added $34 million in operating income, as we realized operating income from accounting calendar changes of $44 million (excluding the effects of foreign currency) in the first nine months of 2011, versus $10 million in the first nine months of 2010. The impact of divestitures, including for reporting purposes the Starbucks CPG business and the 2010 divestitures of certain Cadbury confectionery operations in Poland and Romania, decreased operating income by $94 million. The change in unrealized gains/losses on hedging activities decreased operating income by $42 million, as we recognized losses of $42 million in the first nine months of 2011, versus no net gain or loss in the first nine months of 2010. As a result of the net effect of these drivers, operating income margin increased, from 12.5% in the first nine months of 2010 to 13.0% in the first nine months of 2011. The margin gain was driven primarily by lower corporate expenses reflecting lower acquisition-related costs and overhead leverage, which more than offset the decline in gross profit margin, driven primarily by the impact of the higher revenue base on the margin calculation.

Net Earnings and Diluted Earnings per Share Attributable to Kraft Foods – Net earnings attributable to Kraft Foods of $2,697 million decreased by $877 million (24.5%) in the first nine months of 2011. Diluted EPS attributable to Kraft Foods from continuing operations was $1.52 in the first nine months of 2011, up $0.39 from $1.13 in the first nine months of 2010. Diluted EPS attributable to Kraft Foods was $1.52 in the first nine months of 2011, down $0.57 from $2.09 in the first nine months of 2010. These changes were due to the following:

00,000,000
Diluted EPS

Diluted EPS Attributable to Kraft Foods for the Nine Months Ended September 30, 2010	$2.09
Earnings and gain from discontinued operations, net of income taxes	0.96

Diluted EPS Attributable to Kraft Foods from Continuing Operations for the Nine Months Ended September 30, 2010	1.13
Acquisition-related costs	0.12
Acquisition-related interest and other expense, net	0.10
Integration Program costs	0.13
U.S. health care legislation impact on deferred taxes	0.08

Operating EPS for the Nine Months Ended September 30, 2010 (1)	1.56
Increases in operations	0.14
Increases in operations from the Cadbury acquisition (2)	0.03
Decreased operating income from divestitures (including for reporting purposes the Starbucks CPG business)	(0.04)
Increased operating income from accounting calendar changes	0.01
Favorable foreign currency	0.07
Change in unrealized gains/losses on hedging activities	(0.01)
Higher interest and other expense, net (3)	(0.02)
Changes in taxes (4)	0.04
Higher shares outstanding	(0.06)

Operating EPS for the Nine Months Ended September 30, 2011 (1)	1.72
Integration Program costs	(0.20)

Diluted EPS Attributable to Kraft Foods for the Nine Months Ended September 30, 2011	$1.52

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.
(2)	Impact of acquisition reflects the incremental January 2011 operating results from our Cadbury acquisition.
(3)	Excludes impacts of acquisition-related interest and other expense, net.
(4)	Excludes the impact of the 2010 U.S. health care legislation on deferred taxes.

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

The following discussion compares the operating results of each of our reportable segments for the three and nine months ended September 30, 2011 and 2010.

	00,000,000	00,000,000	00,000,000	00,000,000
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in millions)

Net revenues:
Kraft Foods North America:
U.S. Beverages	$681	$756	$2,281	$2,463
U.S. Cheese	902	863	2,651	2,505
U.S. Convenient Meals	863	806	2,536	2,415
U.S. Grocery	836	779	2,603	2,518
U.S. Snacks	1,579	1,505	4,581	4,413
Canada & N.A. Foodservice	1,272	1,164	3,735	3,408
Kraft Foods Europe	3,099	2,670	9,640	8,172
Kraft Foods Developing Markets	3,994	3,320	11,650	9,540

Net revenues	$13,226	$11,863	$39,677	$35,434

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in millions)

Operating income:
Kraft Foods North America:
U.S. Beverages	$101	$131	$400	$481
U.S. Cheese	145	169	422	439
U.S. Convenient Meals	105	82	309	267
U.S. Grocery	292	244	963	887
U.S. Snacks	221	216	606	663
Canada & N.A. Foodservice	171	160	510	435
Kraft Foods Europe	334	332	1,057	956
Kraft Foods Developing Markets	582	370	1,505	1,158
Unrealized gains / (losses) on hedging activities	(4)	16	(42)	–
Certain U.S. pension plan costs	(57)	(42)	(143)	(123)
General corporate expenses	(134)	(106)	(265)	(591)
Amortization of intangibles	(58)	(53)	(172)	(146)

Operating income	$1,698	$1,519	$5,150	$4,426

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

On March 1, 2011, the Starbucks Coffee Company (“Starbucks”), without our authorization and in what we contend is a violation and breach of our agreements with Starbucks, took control of the Starbucks packaged coffee business (“Starbucks CPG business”) in grocery stores and other channels, after alleging Kraft had breached the CPG Agreements. The dispute is pending in Arbitration in Chicago, Illinois, where we are seeking appropriate remedies, including but not limited to payment of the Fair Market Value of the Agreement plus the premium the agreements specify and with Starbucks counterclaiming for unspecified damages. The results of the Starbucks CPG business were included primarily in our U.S. Beverage and Canada and N.A. Foodservice segments through March 1, 2011.

We incurred charges under the Integration Program of $112 million for the three months and $352 million for the nine months ended September 30, 2011, and $92 million for the three months and $284 million for the nine months ended September 30, 2010. We recorded these charges within selling, general and administrative expenses and cost of sales primarily within our Kraft Foods Europe and Kraft Foods Developing Markets segments as well as general corporate expenses.

The increase in general corporate expenses for the three months ended September 30, 2011 was due primarily to the timing of certain selling, general and administrative expenses. The decrease in general corporate expenses for the nine months ended September 30, 2011 was due primarily to Cadbury acquisition-related transaction fees in the prior year.

We reversed $11 million of previously accrued costs savings initiative charges during the three months and $34 million for the nine months ended September 30, 2011. These reversals primarily relate to severance charges for previously announced and planned position eliminations that did not occur. They were recorded primarily within selling, general and administrative expenses and across all reportable business segments, except Kraft Foods Europe. We incurred charges associated with our cost savings initiatives of $17 million for the three months and $93 million for the nine months ended September 30, 2010.

U.S. Beverages

	00,000,000	00,000,000	00,000,000	00,000,000
	For the Three Months Ended
	September 30,
	2011	2010	$ change	% change
	(in millions)

Net revenues	$681	$756	$(75)	(9.9%)
Segment operating income	101	131	(30)	(22.9%)

	For the Nine Months Ended
	September 30,
	2011	2010	$ change	% change
	(in millions)

Net revenues	$2,281	$2,463	$(182)	(7.4%)
Segment operating income	400	481	(81)	(16.8%)

Three Months Ended September 30:

Net revenues decreased $75 million (9.9%), due to the impact of the Starbucks CPG business cessation (17.1 pp), partially offset by higher net pricing (5.9 pp) and favorable volume/mix (1.3 pp). Higher net pricing was due primarily to input cost-driven pricing in coffee. Favorable volume/mix was driven primarily by the introduction of MiO liquid concentrate and higher shipments in ready-to-drink beverages, primarily Capri Sun and Kool-Aid pouches, Tassimo coffee and powdered beverages, which were partially offset by lower shipments in Maxwell House and Gevalia coffee.

Segment operating income decreased $30 million (22.9%), due primarily to higher raw material costs and the impact of the Starbucks CPG business cessation, partially offset by higher net pricing, favorable volume/mix, lower advertising and consumer promotion costs and lower manufacturing costs.

Nine Months Ended September 30:

Net revenues decreased $182 million (7.4%), due to the impact of the Starbucks CPG business cessation (11.7 pp) and unfavorable volume/mix (1.9 pp), partially offset by higher net pricing (6.2 pp). Unfavorable volume/mix was driven primarily by lower shipments in mainstream coffee, primarily Maxwell House, Gevalia coffee and Country Time and Kool-Aid powdered beverages. These factors were partially offset by the introduction of MiO liquid concentrate and higher shipments in ready-to-drink beverages, primarily Capri Sun and Kool-Aid, Tassimo coffee and Tang powdered beverages. Higher net pricing was due primarily to input cost-driven pricing in coffee.

Segment operating income decreased $81 million (16.8%), due primarily to higher raw material costs and the impact of the Starbucks CPG business cessation, partially offset by higher net pricing, lower manufacturing costs, lower advertising and consumer support costs and favorable volume/mix.

U.S. Cheese

	00,000,000	00,000,000	00,000,000	00,000,000
	For the Three Months Ended
	September 30,
	2011	2010	$ change	% change
	(in millions)

Net revenues	$902	$863	$39	4.5%
Segment operating income	145	169	(24)	(14.2%)

	00,000,000	00,000,000	00,000,000	00,000,000
	For the Nine Months Ended
	September 30,
	2011	2010	$ change	% change
	(in millions)

Net revenues	$2,651	$2,505	$146	5.8%
Segment operating income	422	439	(17)	(3.9%)

Three Months Ended September 30:

Net revenues increased $39 million (4.5%), due to higher net pricing (10.0 pp), partially offset by unfavorable volume/mix (5.1 pp) and the impact of divestitures (0.4 pp). Higher net pricing, across most major cheese categories, was due to input cost-driven pricing. Unfavorable volume/mix was driven primarily by lower shipments in sandwich, natural, recipe and cream cheese categories, partially offset by higher shipments in cultured and snacking cheese categories.

Segment operating income decreased $24 million (14.2%), due primarily to higher raw material costs (primarily higher dairy costs), unfavorable volume/mix and higher advertising and consumer promotion costs, partially offset by higher net pricing and lower other selling, general and administrative expenses.

Nine Months Ended September 30:

Net revenues increased $146 million (5.8%), due to higher net pricing (7.2 pp), partially offset by unfavorable volume/mix (0.9 pp) and the impact of divestitures (0.5 pp). Higher net pricing, across most major cheese categories, was due to input cost-driven pricing. Unfavorable volume/mix was driven primarily by lower shipments in sandwich, recipe and cream cheese categories, partially offset by higher shipments in natural cheese, cultured and grated cheese categories.

Segment operating income decreased $17 million (3.9%), due primarily to higher raw material costs (primarily higher dairy costs), unfavorable volume/mix and higher advertising and consumer promotion costs, partially offset by higher net pricing, lower other selling, general and administrative expenses and lower manufacturing costs.

U.S. Convenient Meals

	00,000,000	00,000,000	00,000,000	00,000,000
	For the Three Months Ended
	September 30,
	2011	2010	$ change	% change
	(in millions)

Net revenues	$863	$806	$57	7.1%
Segment operating income	105	82	23	28.0%

	00,000,000	00,000,000	00,000,000	00,000,000
	For the Nine Months Ended
	September 30,
	2011	2010	$ change	% change
	(in millions)

Net revenues	$2,536	$2,415	$121	5.0%
Segment operating income	309	267	42	15.7%

Three Months Ended September 30:

Net revenues increased $57 million (7.1%), due to higher net pricing (5.7 pp) and favorable volume/mix (1.4 pp). Higher net pricing was due to input cost-driven pricing primarily related to bacon, hot dogs, cold cuts and Lunchables combination meals. Favorable volume/mix was driven primarily by higher shipments in cold cuts, Lunchables combination meals and hot dogs, partially offset by lower shipments in bacon.

Segment operating income increased $23 million (28.0%), due primarily to higher net pricing, lower other selling, general and administrative expenses, lower advertising and consumer promotion costs and favorable volume/mix, partially offset by higher raw material costs.

Nine Months Ended September 30:

Net revenues increased $121 million (5.0%), due to higher net pricing (5.4 pp), partially offset by unfavorable volume/mix (0.4 pp). Higher net pricing was due to input cost-driven pricing primarily related to bacon, cold cuts, hot dogs and Lunchables combination meals. Unfavorable volume/mix was driven primarily by lower shipments in bacon and hot dogs, partially offset by higher shipments in cold cuts and Lunchables combination meals.

Segment operating income increased $42 million (15.7%), due primarily to higher net pricing, lower other selling, general and administrative expenses, lower advertising and consumer promotion costs and lower manufacturing costs, partially offset by higher raw material costs.

U.S. Grocery

	00,000,000	00,000,000	00,000,000	00,000,000
	For the Three Months Ended
	September 30,
	2011	2010	$ change	% change
	(in millions)

Net revenues	$836	$779	$57	7.3%
Segment operating income	292	244	48	19.7%

	00,000,000	00,000,000	00,000,000	00,000,000
	For the Nine Months Ended
	September 30,
	2011	2010	$ change	% change
	(in millions)

Net revenues	$2,603	$2,518	$85	3.4%
Segment operating income	963	887	76	8.6%

Three Months Ended September 30:

Net revenues increased $57 million (7.3%), due to higher net pricing (7.0 pp) and favorable volume/mix (0.3 pp). Higher net pricing was reflected across all major categories. Favorable volume/mix was driven by the introduction of Planters peanut butter; and higher shipments in Kraft macaroni and cheese dinners and pourable dressings. These factors were partially offset by lower shipments in ready-to-eat desserts, dry packaged desserts and spoonable dressings.

Segment operating income increased $48 million (19.7%), due primarily to higher net pricing, lower advertising and consumer promotion costs, lower other selling, general and administrative expenses and lower manufacturing costs, partially offset by higher raw material costs and unfavorable volume/mix.

Nine Months Ended September 30:

Net revenues increased $85 million (3.4%), due to higher net pricing (5.6 pp), partially offset by unfavorable volume/mix (2.2 pp). Higher net pricing was reflected across most grocery categories including spoonable dressings, Kraft macaroni and cheese dinners, dry packaged desserts and ready-to-eat desserts. Unfavorable volume/mix was driven by lower shipments, primarily spoonable dressings, ready-to-eat desserts, dessert toppings and dry packaged desserts, partially offset by the introduction of Planters peanut butter and higher shipments in Kraft macaroni and cheese dinners.

Segment operating income increased $76 million (8.6%), due primarily to higher net pricing, lower manufacturing costs, lower advertising and consumer promotion costs and lower other selling, general and administrative expenses, partially offset by unfavorable volume/mix and higher raw material costs.

U.S. Snacks

	00,000,000	00,000,000	00,000,000	00,000,000
	For the Three Months Ended
	September 30,
	2011	2010	$ change	% change
	(in millions)

Net revenues	$1,579	$1,505	$74	4.9%
Segment operating income	221	216	5	2.3%

	00,000,000	00,000,000	00,000,000	00,000,000
	For the Nine Months Ended
	September 30,
	2011	2010	$ change	% change
	(in millions)

Net revenues	$4,581	$4,413	$168	3.8%
Segment operating income	606	663	(57)	(8.6%)

Three Months Ended September 30:

Net revenues increased $74 million (4.9%), due to higher net pricing (6.0 pp), partially offset by unfavorable volume/mix (1.1 pp). Biscuits net revenues increased, due to higher net pricing and favorable volume/mix. Biscuits favorable volume/mix was due primarily to higher shipments in cookies (primarily Oreo and Newtons), partially offset by lower shipments in crackers (primarily Ritz and Premium crackers). Snack nuts net revenues increased, due to higher net pricing, partially offset by unfavorable volume/mix. Confectionery net revenues decreased, due to unfavorable volume/mix, partially offset by higher net pricing.

Segment operating income increased $5 million (2.3%), due to higher net pricing and lower advertising and consumer promotion costs, partially offset by higher raw material costs, unfavorable volume/mix and higher Integration Program costs.

Nine Months Ended September 30:

Net revenues increased $168 million (3.8%), due to higher net pricing (3.1 pp) and our Cadbury acquisition (1.7 pp), partially offset by unfavorable volume/mix (1.0 pp). Biscuits net revenues increased, due to higher net pricing and favorable volume/mix. Biscuits favorable volume/mix was due primarily to higher shipments in cookies (primarily Chips Ahoy!, Oreo and Newtons), partially offset by lower shipments in crackers (primarily Premium and Ritz). Snack nuts net revenues increased, due to higher net pricing, partially offset by unfavorable volume/mix. Confectionery net revenues increased, due to our Cadbury acquisition (incremental January 2011 operating results) and higher net pricing, partially offset by unfavorable volume/mix.

Segment operating income decreased $57 million (8.6%), due to higher raw material costs, higher manufacturing costs, unfavorable volume/mix and higher Integration Program costs, partially offset by higher net pricing, lower other selling, general and administrative expenses, our Cadbury acquisition due to the incremental January 2011 operating results and lower acquisition-related costs.

Canada & N.A. Foodservice

	00,000,000	00,000,000	00,000,000	00,000,000
	For the Three Months Ended
	September 30,
	2011	2010	$ change	% change
	(in millions)

Net revenues	$1,272	$1,164	$108	9.3%
Segment operating income	171	160	11	6.9%

	00,000,000	00,000,000	00,000,000	00,000,000
	For the Nine Months Ended
	September 30,
	2011	2010	$ change	% change
	(in millions)

Net revenues	$3,735	$3,408	$327	9.6%
Segment operating income	510	435	75	17.2%

Three Months Ended September 30:

Net revenues increased $108 million (9.3%), due primarily to higher net pricing (6.6 pp) and favorable foreign currency (4.3 pp), partially offset by unfavorable volume/mix (1.1 pp) and the impact of divestitures (including for reporting purposes the Starbucks CPG business) (0.5 pp). In Canada, net revenues increased, driven primarily by favorable foreign currency and higher net pricing, partially offset by unfavorable volume/mix. Unfavorable volume mix was driven primarily by lower shipments in Beverages retail business, partially offset by gains in most other retail businesses, primarily Grocery and Cheese. In N.A. Foodservice, net revenues increased, driven primarily by higher net pricing, favorable foreign currency and favorable volume/mix.

Segment operating income increased $11 million (6.9%), due primarily to higher net pricing, lower manufacturing costs and favorable foreign currency, partially offset by higher raw material costs, higher other selling, general and administrative expenses and unfavorable volume/mix.

Nine Months Ended September 30:

Net revenues increased $327 million (9.6%), due primarily to higher net pricing (5.6 pp), favorable foreign currency (4.2 pp) and our Cadbury acquisition (1.2 pp), partially offset by unfavorable volume/mix (1.0 pp) and the impact of divestitures (including for reporting purposes the Starbucks CPG business) (0.4 pp). In Canada, net revenues increased, driven primarily by favorable foreign currency, higher net pricing and our Cadbury acquisition, partially offset by unfavorable volume/mix, reflecting volume declines across most retail businesses, except Cheese and Snacks. In N.A. Foodservice, net revenues increased, driven primarily by higher net pricing, favorable volume/mix, favorable foreign currency and our Cadbury acquisition.

Segment operating income increased $75 million (17.2%), due primarily to higher net pricing, favorable foreign currency, lower manufacturing costs and our Cadbury acquisition due to the incremental January 2011 operating results, partially offset by higher raw material costs, unfavorable volume/mix and higher other selling, general and administrative expenses.

Kraft Foods Europe

	00,000,000	00,000,000	00,000,000	00,000,000
	For the Three Months Ended
	September 30,
	2011	2010	$ change	% change
	(in millions)

Net revenues	$3,099	$2,670	$429	16.1%
Segment operating income	334	332	2	0.6%

	For the Nine Months Ended
	September 30,
	2011	2010	$ change	% change
	(in millions)

Net revenues	$9,640	$8,172	$1,468	18.0%
Segment operating income	1,057	956	101	10.6%

Three Months Ended September 30:

Net revenues increased $429 million (16.1%), due to favorable foreign currency (10.9 pp), higher net pricing (4.0 pp) and favorable volume/mix (1.2 pp). Favorable foreign currency primarily reflected the strength of the euro, British pound, Swiss franc and Swedish krona against the U.S. dollar. Higher net pricing was due primarily to input cost-driven pricing in coffee and cheese. Favorable volume/mix was due primarily to higher shipments in biscuits, chocolate and cheese, partially offset by lower shipments in coffee, gum and candy.

Segment operating income increased $2 million (0.6%), due primarily to higher net pricing, favorable volume/mix, favorable foreign currency, lower other selling, general and administrative expenses and lower manufacturing costs, mostly offset by higher raw material costs, higher Integration Program costs and higher advertising and consumer promotion costs.

Nine Months Ended September 30:

Net revenues increased $1,468 million (18.0%), due to favorable foreign currency (8.1 pp), higher net pricing (4.0 pp), our Cadbury acquisition (2.5 pp), the impact of accounting calendar changes (2.1 pp) and favorable volume/mix (1.3 pp). Favorable foreign currency primarily reflected the strength of the euro, British pound, Swiss franc and Swedish krona against the U.S. dollar. Higher net pricing was reflected across most major categories. The change in the consolidation date for certain operations increased net revenues. Favorable volume/mix was due primarily to higher shipments in chocolate, cheese and biscuits.

Segment operating income increased $101 million (10.6%), due primarily to higher net pricing, lower manufacturing costs, lower other selling, general and administrative expenses, favorable foreign currency, favorable volume/mix, the impact of accounting calendar changes, our Cadbury acquisition due to the incremental January 2011 operating results and lower acquisition-related costs. These favorable factors were partially offset by higher raw material costs and higher Integration Program costs.

Kraft Foods Developing Markets

	00,000,000	00,000,000	00,000,000	00,000,000
	For the Three Months Ended
	September 30,
	2011	2010	$ change	% change
	(in millions)

Net revenues	$3,994	$3,320	$674	20.3%
Segment operating income	582	370	212	57.3%

	For the Nine Months Ended
	September 30,
	2011	2010	$ change	% change
	(in millions)

Net revenues	$11,650	$9,540	$2,110	22.1%
Segment operating income	1,505	1,158	347	30.0%

Three Months Ended September 30:

Net revenues increased $674 million (20.3%), due to higher net pricing (9.9 pp), favorable foreign currency (5.9 pp) and favorable volume/mix (5.4 pp), partially offset by the impact of the 2010 divestiture of certain Cadbury confectionery operations in Poland and Romania (0.9 pp). In CEEMA, net revenues increased, driven by higher net pricing across the region, favorable volume/mix and favorable foreign currency, partially offset by the impact of divestitures. In Latin America, net revenues increased, driven by higher net pricing across the region, favorable foreign currency and favorable volume/mix. In Asia Pacific, net revenues increased, due primarily to favorable foreign currency, favorable volume/mix and higher net pricing across the region.

Segment operating income increased $212 million (57.3%), due primarily to higher net pricing, favorable volume/mix, favorable foreign currency, lower Integration Program costs, lower manufacturing costs and lower advertising and consumer promotion costs, partially offset by higher raw material costs and higher other selling, general and administrative expenses.

Nine Months Ended September 30:

Net revenues increased $2,110 million (22.1%), due to higher net pricing (7.0 pp), favorable volume/mix (5.9 pp), favorable foreign currency (5.8 pp), our Cadbury acquisition (4.1 pp), and the impact of accounting calendar changes (0.7 pp), partially offset by the impact of the 2010 divestiture of certain Cadbury confectionery operations in Poland and Romania (1.4 pp). In CEEMA, net revenues increased, driven by higher net pricing across the region, favorable foreign currency, favorable volume/mix, our Cadbury acquisition and the impact of accounting calendar changes, partially offset by the impact of divestitures. In Latin America, net revenues increased, driven by higher net pricing across the region, favorable volume/mix across most of the region, favorable foreign currency, our Cadbury acquisition and the impact of accounting calendar changes. In Asia Pacific, net revenues increased, due primarily to favorable volume/mix, favorable foreign currency, our Cadbury acquisition and higher net pricing across most of the region.

Segment operating income increased $347 million (30.0%), due primarily to higher net pricing, favorable volume/mix, favorable foreign currency, our Cadbury acquisition due to the incremental January 2011 operating results, lower acquisition-related costs and the impact of accounting calendar changes, partially offset by higher raw material costs, higher manufacturing costs, higher advertising and consumer promotion costs, higher other selling, general and administrative expenses (net of a gain on the sale of land) and higher Integration Program costs.

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

We recorded $11 million of favorable foreign currency impacts relating to highly inflationary accounting in Venezuela during the first nine months of 2011 and approximately $85 million of unfavorable foreign currency impacts during the first nine months of 2010. The 2010 loss included a one-time impact to translate cash of $34 million that we previously carried at the secondary market exchange rate. Upon the change to highly inflationary accounting in January 2010, we were required to translate those U.S. dollars on hand using the official rate.

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

During the first nine months of 2011, our aggregate commodity costs increased primarily as a result of coffee, dairy, grains and oils, packaging material costs and meat. In the first nine months of 2011, our commodity costs were approximately $1.7 billion higher than in the first nine months of 2010. We expect the price volatility and higher cost environment to continue over the remainder of the year.

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

Net Cash Provided by Operating Activities:

During the first nine months of 2011, net cash provided by operating activities was $1.7 billion, compared with $1.2 billion provided in the first nine months of 2010. The increase in operating cash flows primarily relates to the prior-year payment of taxes in connection with the 2010 Frozen Pizza divestiture and increased earnings from continuing operations, partially offset by increased contributions to our pension plans and the timing of receivables and increased inventory levels.

Net Cash Used in Investing Activities:

During the first nine months of 2011, net cash used in investing activities was $1.2 billion, compared with $6.8 billion used in the first nine months of 2010. The decrease in cash used in investing activities primarily relates to $9.8 billion in cash payments in the prior year related to the 2010 Cadbury acquisition partially offset by $3.7 billion in proceeds from the sale of the Frozen Pizza business and $0.3 billion in proceeds from the divestitures in Poland and Romania.

Capital expenditures, which were funded by operating activities, were $1.3 billion in the first nine months of 2011, compared with $1.0 billion in the first nine months of 2010. We expect full-year capital expenditures to be approximately $1.9 billion, including capital expenditures required for systems investments and the Integration Program. We expect to fund these expenditures from operations.

Net Cash (Used in) / Provided by Financing Activities:

During the first nine months of 2011, net cash used in financing activities was $843 million, compared with $5.9 billion provided in the first nine months of 2010. The net cash used in financing activities in the first nine months of 2011 primarily relates to $1.5 billion in dividends paid, partially offset by $522 million in proceeds from primarily stock option exercises. The net cash provided by financing activities in the first nine months of 2010 primarily related to proceeds from our long-term debt issuance of $9.4 billion, partially offset by $1.3 billion in net repayments of short-term borrowings, $1.7 billion in dividends paid and $512 million in long-term debt repayments.

Borrowing Arrangements:

On April 1, 2011, we entered into an agreement for a $4.5 billion four-year senior unsecured revolving credit facility. The agreement replaced our former revolving credit agreement, which was terminated upon the signing of the new agreement. We intend to use the revolving credit facility for general corporate purposes, including for working capital purposes, and to support our commercial paper issuances. No amounts have been drawn on the facility.

The revolving credit facility agreement includes a covenant that we maintain a minimum total shareholders’ equity, excluding accumulated other comprehensive earnings / (losses) and non-controlling interest, of at least $28.6 billion. At September 30, 2011, our total shareholders’ equity, excluding accumulated other comprehensive losses and non-controlling interest, was $41.5 billion. We expect to continue to meet this covenant. The revolving credit facility agreement also contains customary representations, covenants and events of default. However, there are no other financial covenants, credit rating triggers or provisions that could require us to post collateral as security.

In addition to the above, some of our international subsidiaries maintain primarily uncommitted credit lines to meet short-term working capital needs. Collectively, these credit lines amounted to $2.3 billion at September 30, 2011. In the aggregate, borrowings on these lines were $232 million at September 30, 2011 and $267 million at December 31, 2010.

Debt:

Our total debt was $28.9 billion at September 30, 2011 and $28.7 billion at December 31, 2010. Our debt-to-capitalization ratio was 0.44 at September 30, 2011 and 0.44 at December 31, 2010. At September 30, 2011, the weighted-average term of our outstanding long-term debt was 9.1 years.

We expect to continue to comply with our long-term debt covenants. Refer to our Annual Report on Form 10-K for the year ended December 31, 2010 for further details of these debt covenants.

In the next twelve months, $4.8 billion of long-term debt becomes due as follows: $1.1 billion in November 2011, €2.0 billion (approximately $2.7 billion) in March 2012, $900 million in June 2012 and C$150 million (approximately $146 million) due in August 2012. We expect to fund these repayments with cash from operations, the issuance of commercial paper and the issuance of additional debt.

From time to time we refinance long-term and short-term debt. The nature and amount of our long-term and short-term debt and the proportionate amount of each varies as a result of future business requirements, market conditions and other factors. As of September 30, 2011, we had $12 billion remaining in long-term financing authority from our Board of Directors.

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

Equity and Dividends

Stock Plans:

In January 2011, we granted 1.5 million shares of stock in connection with our long-term incentive plan, and the market value per share was $31.62 on the date of grant. In February 2011, as part of our annual equity program, we issued 2.6 million shares of restricted and deferred stock to eligible employees, and the market value per restricted or deferred share was $31.83 on the date of grant. In aggregate, we issued 4.7 million restricted and deferred shares during the first nine months of 2011, including those issued as part of our long-term incentive plan, with a weighted-average market value per share of $31.83.

In February 2011, as part of our annual equity program, we also granted 15.8 million stock options to eligible employees at an exercise price of $31.83. In aggregate, we granted 16.3 million stock options in the first nine months of 2011 with a weighted-average market value per share of $31.80.

Dividends:

We paid dividends of $1,535 million in the first nine months of 2011 and $1,664 million in the first nine months of 2010. The 7.8% decrease is due to a dividend payment of $224 million in the prior year related to the Cadbury acquisition. The present annualized dividend rate is $1.16 per share. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.

Outlook

We increased our expectations for organic net revenue growth from at least 5 percent to at least 6 percent reflecting strong results in the third quarter. We increased our Operating EPS guidance from at least $2.25 to at least $2.27 as we expect strong operating momentum to continue and a neutral impact from currency in the fourth quarter as recent volatility has made such forecasts difficult.

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

New Accounting Guidance

See Note 1, Basis of Presentation, for a discussion of new accounting guidance.

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

Our management believes that the presentation of these non-U.S. GAAP financial measures, when considered together with our U.S. GAAP financial measures and the reconciliations to the corresponding U.S. GAAP financial measures, provides you with a more complete understanding of the factors and trends affecting Kraft Foods than could be obtained absent these disclosures. Because non-GAAP financial measures may vary among other companies, the non-GAAP financial measures presented in the Consolidated Results of Operations section may not be comparable to similarly titled measures used by other companies. Our use of non-GAAP financial measures is not meant to be considered in isolation or as a substitute for any U.S. GAAP financial measure. You should carefully evaluate the following tables reconciling U.S. GAAP reported figures to non-GAAP financial measures.

We use the non-U.S. GAAP financial measure “organic net revenues” and corresponding growth ratios. The difference between “organic net revenues” and “net revenues,” which is the most comparable U.S. GAAP financial measure, is that organic net revenues excludes the impact of acquisitions, divestitures (including for reporting purposes the Starbucks CPG business), currency and accounting calendar changes. Our management believes that organic net revenues better reflects the underlying growth from the ongoing activities of our business and provides improved comparability of results because they exclude the impact of fluctuations in foreign currency exchange rates, which are not under our control, and also exclude the one-time impacts of acquisitions, divestitures and accounting calendar changes from net revenues. The limitation of this measure is that it excludes items that have an impact on net revenues. The best way that this limitation can be addressed is by using organic net revenues in combination with our U.S. GAAP reported net revenues.

	00,000,000	00,000,000	00,000,000	00,000,000
	For the Three Months Ended
	September 30,
	2011	2010	$ Change	% Change
	(in millions)

Organic net revenues	$12,691	$11,708	$983	8.4%
Impact of divestitures (1)	–	155	(155)	(1.5	)pp
Impact of foreign currency	535	–	535	4.6	pp

Net revenues	$13,226	$11,863	$1,363	11.5%

(1)	Impact of divestitures (including for reporting purposes the Starbucks CPG business).

	00,000,000	00,000,000	00,000,000	00,000,000
	For the Nine Months Ended
	September 30,
	2011	2010	$ Change	% Change
	(in millions)

Organic net revenues	$37,230	$34,878	$2,352	6.7%
Impact of divestitures (1)	91	493	(402)	(1.3	)pp
Impact of acquisitions (2)	697	–	697	2.0	pp
Impact of accounting calendar changes	316	63	253	0.8	pp
Impact of foreign currency	1,343	–	1,343	3.8	pp

Net revenues	$39,677	$35,434	$4,243	12.0%

(1)	Impact of divestitures (including for reporting purposes the Starbucks CPG business).
(2)	Impact of acquisition reflects the incremental January 2011 operating results from our Cadbury acquisition.

We use the non-U.S. GAAP financial measure “underlying operating income” and corresponding growth ratios. The difference between “underlying operating income” and “operating income,” which is the most comparable U.S. GAAP financial measure, is that underlying operating income excludes costs related to: the Integration Program and acquisition-related costs, including transaction advisory fees, U.K. stamp taxes and the impact of the Cadbury inventory revaluation. Our management believes that underlying operating income provides improved comparability of results because it excludes certain impacts related to the Cadbury acquisition from operating income.

	00,000,000	00,000,000	00,000,000	00,000,000
	For the Three Months Ended
	September 30,
	2011	2010	$ Change	% Change
	(in millions)

Underlying operating income	$1,810	$1,613	$197	12.2%
Integration Program costs	(112)	(92)	(20)	(0.6	)pp
Cadbury acquisition-related costs	–	(2)	2	0.2	pp

Operating income	$1,698	$1,519	$179	11.8%

	For the Nine Months Ended
	September 30,
	2011	2010	$ Change	% Change
	(in millions)

Underlying operating income	$5,502	$4,982	$520	10.4%
Integration Program costs	(352)	(284)	(68)	(0.4	)pp
Cadbury acquisition-related costs	–	(272)	272	6.4	pp

Operating income	$5,150	$4,426	$724	16.4%

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

	00,000,000	00,000,000	00,000,000	00,000,000
		For the Three Months Ended September 30, 2011
			Integration
		As Reported	Program	Operating EPS
		(GAAP)	Costs (1)	(Non-GAAP)

Diluted earnings per share attributable to Kraft Foods:
Continuing operations		$0.52	$0.06	$0.58
Discontinued operations		–

Net earnings attributable to Kraft Foods		$0.52

	For the Three Months Ended September 30, 2010
		Integration	Acquisition-
	As Reported	Program	Related	Operating EPS
	(GAAP)	Costs (1)	Costs (2)	(Non-GAAP)

Diluted earnings per share attributable to Kraft Foods:
Continuing operations	$0.43	$0.05	$(0.01)	$0.47
Discontinued operations	–

Net earnings attributable to Kraft Foods	$0.43

	00,000,000	00,000,000	00,000,000	00,000,000
		For the Nine Months Ended September 30, 2011
			Integration
		As Reported	Program	Operating EPS
		(GAAP)	Costs (1)	(Non-GAAP)

Diluted earnings per share attributable to Kraft Foods:
Continuing operations		$1.52	$0.20	$1.72
Discontinued operations		–

Net earnings attributable to Kraft Foods		$1.52

	00,000,000	00,000,000	00,000,000	00,000,000	00,000,000
	For the Nine Months Ended September 30, 2010
			Acquisition-	U.S. Healthcare
		Integration	Related	Legislation
	As Reported	Program	Costs (2) and	Impact on	Operating EPS
	(GAAP)	Costs (1)	Financing Fees (3)	Deferred Taxes	(Non-GAAP)

Diluted earnings per share attributable to Kraft Foods:
Continuing operations	$1.13	$0.13	$0.22	$0.08	$1.56
Discontinued operations	0.96

Net earnings attributable to Kraft Foods	$2.09

(1)	Integration Program costs are defined as the costs associated with combining the Kraft Foods and Cadbury businesses, and are separate from those costs associated with the acquisition.
(2)	Acquisition-related costs include transaction advisory fees, U.K. stamp taxes and the impact of the Cadbury inventory revaluation.
(3)	Acquisition-related financing fees include hedging, foreign currency impacts associated with the Cadbury acquisition and other fees associated with the Cadbury Bridge Facility.

Forward-Looking Statements

This report contains a number of forward-looking statements. Words such as “expects,” “goals,” “plans,” “believes,” “continues,” “may,” “will,” and variations of those words and similar expressions are intended to identify our forward-looking statements. The forward-looking statements contained in this report include our beliefs and expectations regarding the impact of new accounting standards; our proposed spin-off transaction; our amortizable intangible assets; expected pension contributions; our integration program; unrealized losses; results of Legal Matters; price volatility and cost environment; our liquidity; our funding sources; capital expenditures and funding; our financial covenants; repayment of debts; off-balance sheet arrangements and contractual obligations; our Outlook; and our accounting policies. These forward-looking statements involve risks and uncertainties, many of which are beyond our control, and important factors that could cause actual results to differ materially from those in our forward-looking statements include, but are not limited to, our ability to create two independent companies, continued volatility and increase in commodity costs, pricing actions, increased competition, the continuing weak economic environment, our indebtedness and our ability to pay our indebtedness, risks from operating globally and tax law changes. For additional information on these and other factors that could affect our forward-looking statements, see our risk factors, as they may be amended from time to time, set forth in our filings with the SEC, including our most recently filed Annual Report on Form 10-K and subsequent reports on Forms 10-Q and 8-K. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this report, except as required by applicable law or regulation.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

As a global operation, we use certain financial instruments to manage our foreign currency exchange rate, commodity price and interest rate risks. We monitor and manage these exposures as part of our overall risk management program. Our risk management program focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. We maintain foreign currency, commodity price and interest rate risk management policies that principally use derivative instruments to reduce significant, unanticipated earnings fluctuations that may arise from volatility in foreign currency exchange rates, commodity prices and interest rates. We also sell commodity futures to unprice future purchase commitments, and we occasionally use related futures to cross-hedge a commodity exposure. We are not a party to leveraged derivatives and, by policy, do not use financial instruments for speculative purposes. Refer to Note 11, Financial Instruments, for further information on the types of derivative instruments we used to hedge our exposures. There were no significant changes in the types of derivative instruments we use to hedge those exposures since December 31, 2010.

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

b)	Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended September 30, 2011. We determined that there were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

	00,000,000	00,000,000
	Total Number	Average Price
	of Shares	per Share

July 1 – 31, 2011	97,043	$35.24
August 1 – 31, 2011	5,466	34.51
September 1 – 30, 2011	971	34.06

For the Quarter Ended September 30, 2011	103,480	35.19

Item 6.  Exhibits.

Exhibit Number	Description

10.1	Offer of Employment Letter, between the Registrant and Daniel P. Myers, effective as of September 1, 2011.

11	Computation of Per Share Earnings. *

12	Statement regarding computation of ratios of earnings to fixed charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following materials from Kraft Foods’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Equity, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text, and (vi) document and entity information.

*	Data required by Item 601(b)(11) of Regulation S-K is provided in Note 14 to the condensed consolidated financial statements in this Report.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KRAFT FOODS INC.

/S/ DAVID A. BREARTON
David A. Brearton
Executive Vice President and
Chief Financial Officer

November 4, 2011