Form 10-K
period 2011-12-31
KRAFT FOODS INC
filed 2012-02-27
CIK 1103982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of Class A Common Stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on June 30, 2011, was $62 billion. At January 31, 2012, there were 1,768,235,021 shares of the registrant’s Class A Common Stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of shareholders expected to be held on May 23, 2012 are incorporated by reference into Part III hereof.

Kraft Foods Inc.

In this report, “Kraft Foods,” “the Company,” “we,” “us” and “our” refers to Kraft Foods Inc. and subsidiaries, and “Common Stock” refers to Kraft Foods’ Class A common stock.

i

Forward-looking Statements

This report contains a number of forward-looking statements. Words, and variations of words, such as “expect,” “goals,” “plans,” “believe,” “continue,” “may,” “will,” and similar expressions are intended to identify our forward-looking statements, including but not limited to those related to our strategy, in particular, our proposed spin-off, expectations for the Global Snacks Business and expectations for the North American Grocery Business; new food law regulations; our employees and representative organizations; our properties; our legal proceedings, including environmental remediation actions; that our spin-off will be tax-free and is subject to conditions; our combination with Cadbury, including, synergies and cost savings; our accounting estimates; our pension plans and other employee benefit plans, including expected contributions, obligations, rates of return and costs; commodity costs; our liquidity, effects on our liquidity and funding sources; our capital expenditures and funding; our revolving credit facility; use of net proceeds of January 2012 notes; our long-term debt covenants and expected funding; effects of guarantees on our liquidity; our aggregate contractual obligations; our 2012 Outlook, including, organic net revenue growth and Operating EPS; and our risk management program, including the use of financial instruments for hedging activities.

These forward-looking statements are subject to a number of risks and uncertainties, and the cautionary statements contained in the “Risk Factors” found in this Annual Report on Form 10-K identify important factors that could cause actual results to differ materially from those in our forward-looking statements. Such factors include, but are not limited to, continued volatility of, and sharp increase in, commodity and other input costs, pricing actions, increased competition, our ability to differentiate our products from retailer brands, increased costs of sales, our indebtedness and our ability to pay our indebtedness, unexpected safety or manufacturing issues, regulatory or legal restrictions, actions or delays, unanticipated expenses such as litigation or legal settlement expenses, a shift in our product mix to lower margin offerings, risks from operating internationally, continued consumer weakness, weakness in economic conditions, performance in developing markets and tax law changes. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this report.

PART I

Item 1.  Business.

General

Kraft Foods is the world’s second largest food company with revenues of $54.4 billion and earnings from continuing operations before income taxes of $4.8 billion in 2011. Kraft Foods was incorporated in 2000 in the Commonwealth of Virginia. We have approximately 126,000 employees worldwide, and we manufacture and market packaged food products, including biscuits, confectionery, beverages, cheese, convenient meals and various packaged grocery products. We sell our products to consumers in approximately 170 countries. At December 31, 2011, we had operations in more than 80 countries and made our products at 220 manufacturing and processing facilities worldwide. At December 31, 2011, we had net assets of $35.3 billion and gross assets of $93.8 billion. We are a member of the Dow Jones Industrial Average, Standard & Poor’s 500, the Dow Jones Sustainability Index and the Ethibel Sustainability Index.

At December 31, 2011, our portfolio included twelve brands with annual revenues exceeding $1 billion each: Oreo, Nabisco and LU biscuits; Milka and Cadbury chocolates; Trident gum; Jacobs and Maxwell House coffees; Philadelphia cream cheeses; Kraft cheeses, dinners and dressings; Oscar Mayer meats; and Tang powdered beverage. Our portfolio included approximately 80 brands which each generate annual revenues of more than $100 million.

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

As further discussed in Note 16, Segment Reporting, to the consolidated financial statements, we use segment operating income to evaluate segment performance and to allocate resources. We believe this measure is most relevant to investors in order to analyze segment results and trends. Segment operating income excludes unrealized gains and losses on hedging activities (which are a component of cost of sales), certain components of our U.S. pension plan cost (which is a component of cost of sales and selling, general and administrative expenses), general corporate expenses (which are a component of selling, general and administrative expenses) and amortization of intangibles.

During the last three fiscal years, our reportable segments contributed to total segment operating income as reflected below. See Note 16, Segment Reporting, for total assets and net revenues by segment.

	00,000,000	00,000,000	00,000,000
	For the Years Ended December 31,
	2011	2010	2009

Kraft Foods North America:
U.S. Beverages	5.9%	8.4%	9.3%
U.S. Cheese	8.3%	8.9%	12.2%
U.S. Convenient Meals	4.2%	4.0%	4.3%
U.S. Grocery	16.3%	17.3%	21.0%
U.S. Snacks	11.1%	12.6%	13.2%
Canada & N.A. Foodservice	8.9%	8.7%	8.5%
Kraft Foods Europe	18.4%	16.6%	14.4%
Kraft Foods Developing Markets	26.9%	23.5%	17.1%

Total Segment Operating Income	100.0%	100.0%	100.0%

Our brands span six consumer sectors:

•	Biscuits – primarily cookies, crackers and salted snacks
•	Confectionery – primarily chocolate, gum and candy
•	Beverages – primarily coffee, packaged juice drinks and powdered beverages
•	Cheese – primarily natural, processed and cream cheeses
•	Grocery – primarily spoonable and pourable dressings, condiments and desserts
•	Convenient Meals – primarily processed meats and lunch combinations

During 2011, our reportable segments participated in these six consumer sectors as follows:

	Percentage of 2011 Net Revenues by Consumer Sector (1)
		Confec-				Convenient
Segment	Biscuits	tionery	Beverages	Cheese	Grocery	Meals	Total
Kraft Foods North America:
U.S. Beverages	–	–	31.1%	–	–	–	5.5%
U.S. Cheese	–	–	–	49.4%	–	–	7.0%
U.S. Convenient Meals	–	–	–	–	–	62.8%	6.1%
U.S. Grocery	–	1.0%	–	–	52.9%	22.5%	6.6%
U.S. Snacks	42.8%	6.9%	–	0.8%	1.1%	–	11.6%
Canada & N.A. Foodservice	7.5%	4.5%	6.1%	21.6%	22.0%	7.2%	9.5%

Total Kraft Foods North America	50.3%	12.4%	37.2%	71.8%	76.0%	92.5%	46.3%

Kraft Foods Europe	21.7%	37.4%	32.6%	15.3%	8.7%	5.1%	24.6%
Kraft Foods Developing Markets	28.0%	50.2%	30.2%	12.9%	15.3%	2.4%	29.1%

Total Kraft Foods	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Consumer Sector Percentage of Total Kraft Foods	22.1%	28.5%	17.8%	14.2%	7.7%	9.7%	100.0%

(1)	Percentages were calculated based on U.S. dollars rounded to millions.

Products which contributed 10% or more to consolidated net revenues for the years ended December 31, were:

	00,000,000	00,000,000	00,000,000
	2011	2010	2009

Biscuits (cookies and crackers)	19%	19%	23%
Chocolate	18%	17%	11%
Cheese	14%	14%	18%
Coffee	11%	11%	13%
Gum & Candy	10%	10%	–

Our major brands within each reportable segment and consumer sector at December 31, 2011 were:

Kraft Foods North America:
U.S. Beverages
Beverages:	Maxwell House, Gevalia, Maxwell House International and Yuban coffees; Tassimo hot beverage system; Capri Sun (under license) and Kool-Aid packaged juice drinks; Kool-Aid, Crystal Light, Tang and Country Time powdered beverages; and MiO liquid concentrate.
U.S. Cheese
Cheese:	Kraft and Cracker Barrel natural cheeses; Philadelphia cream cheese; Kraft grated cheeses; Polly-O and Athenos cheese; Velveeta and Cheez Whiz processed cheeses; Kraft and Deli Deluxe processed cheese slices; and Breakstone’s and Knudsen cottage cheese and sour cream.
U.S. Convenient Meals
Convenient Meals:	Oscar Mayer cold cuts, hot dogs and bacon; Lunchables lunch combinations; Boca soy-based meat alternatives; and Claussen pickles.
U.S. Grocery
Grocery:	Jell-O dry packaged desserts; Cool Whip whipped topping; Jell-O refrigerated gelatin and pudding snacks; Jet-Puffed marshmallows; Kraft and Miracle Whip spoonable dressings; Kraft and Good Seasons salad dressings; A.1. steak sauce; Kraft and Bull’s-Eye barbecue sauces; Grey Poupon premium mustards; Planters peanut butter; Shake N’ Bake coatings; and Baker’s chocolate and baking ingredients.
Convenient Meals:	Kraft and Kraft Deluxe macaroni and cheese dinners; Stove Top stuffing mix; Taco Bell Home Originals (under license) meal kits; and Velveeta shells and cheese dinners.
U.S. Snacks
Biscuits:	Oreo, Chips Ahoy!, Newtons, Nilla, Nutter Butter, LU and SnackWell’s cookies; Ritz, Premium, Triscuit, Wheat Thins, Cheese Nips, Flavor Originals, Honey Maid grahams, Teddy Grahams crackers, Nabisco 100 Calorie Packs; Planters nuts and trail mixes; Handi-Snacks two-compartment snacks; and Back to Nature granola, cookies, crackers, nuts and fruit & nut mixes.
Confectionery:	Toblerone, Trident, Halls, Stride, Dentyne, Sour Patch Kids, Swedish Fish, Maynards, Bubbas, Chiclets, Milka bars, and Clorets.

Canada & N.A. Foodservice	Canada & N.A Foodservice products span all Kraft Foods North America segments and sectors. Canadian brand offerings include Nabob coffee, Kraft peanut butter and Peek Freans biscuits, as well as a range of products bearing brand names similar to those marketed in the U.S. The N.A. Foodservice business sells primarily branded products including Maxwell House coffee, Oreo cookies, A.1. steak sauce, and a broad array of Kraft sauces, dressings and cheeses.
Kraft Foods Europe:
Biscuits:	Oreo, Digestive, Tuc, Mikado (under license), Ourson, Petit Déjeuner, Cracotte, Belin, Heudebert, Grany, Petit Écolier, Oro, Fonzies, Prince/Principe, Belvita, LU, Pepito, Vitalinea (under license), Milka, Cote d’Or, Chips Ahoy!, Liga, Ritz, Fontaneda, Cipster, PiM’s, Granola, Napolitain, Paille D’Or, and Pelletier biscuits.

Confectionery:	Milka, Marabou, Cote D’Or, Toblerone, Freia, Suchard, Lacta, Pavlides, Mirabell, Terry’s, Daim / Dime, Twist, Cadbury Dairy Milk, Roses, Creme Egg, Twirl, Flake, Crunchie, Heroes / Favourites, Wispa, Mini Eggs, Green and Black’s, Buttons, Milk Tray, Double Decker, Moro / Boost, Timeout, Trident, Hollywood, Stimorol, Halls, Bassetts, Maynards, Trebor, Carambar, Poulain, La Pie Qui Chante, V6, TNCC, Cadbury Eclairs, Malabar, Bubbas, Bubblicious, and La Vosgienne.
Beverages:	Jacobs, Gevalia, Carte Noire, Jacques Vabre, Kaffee HAG, Grand’ Mère, Kenco, Saimaza, Maxwell House, Onko, and Splendid coffees; Tassimo hot beverage system; and Suchard Express, O’Boy and Cadbury chocolate drinks.
Cheese:	Dairylea, Sottilette, Osella and El Caserío cheeses; and Philadelphia cream cheese.
Grocery:	Kraft pourable and spoonable salad dressings; Miracel Whip spoonable dressings; Royal dry packaged desserts; and Mirácoli sauces.
Convenient Meals:	Lunchables lunch combinations; Mirácoli pasta dinners and sauces; and Simmenthal canned meats.

Kraft Foods Developing Markets:
Biscuits:	Oreo, Chips Ahoy!, Ritz, Club Social, Express, Kraker Bran, Honey Bran, Aveny Bran, Marbu, Variedad, Pacific, Belvita, Cerealitas, Lucky, Trakinas, Tuc, Mikado (under license), Ourson, Petit Déjeuner, Cracotte, Bolshevik, Prichuda, Jubilee, Major, Merendina, Jacob’s, Chipsmore, Biskuat / Tiger, Milka, Hi Calcium Soda, Pépito, PiM’s/Delicje, LU, Barny / Gyoeri Edes, Prince/Principe, Utrenne/Jo Regge, U’Guan, Premium, San, Jai Gai and Newtons biscuits; and Estrella, Twisties, Cheezels, Chachos, Kar, Lux and Planters nuts and salted snacks.
Confectionery:	Milka, Toblerone, Lacta, Côte d’Or, Terrabusi, Kent, Kan, Alpen Gold, Korona, Poiana, Svoge, Vozdushny, Figaro, Prince Polo / Siesta, Sport / Smash / Jazz / Moreni, Cadbury Dairy Milk, Picnic, 5 Star, Cadbury Heroes / Favourites, Flake, Crunchie, Perk, Old Gold, Freddo, Cherry Ripe, Moro / Boost, Roses, Trident, Halls, Clorets, Bubbas, Dirol, Chiclets, Eclairs, Beldent, Dentyne, Recaldent, Xylicrystal, Falim, TNCC, Tom Tom, Bournville, 3-Bit, Pascall, Chappies, First, Stride, Stimorol
Beverages:	Tang, Bournvita, Clight, Kool-Aid, Fresh, Frisco, Cadbury and Capri Sun beverages; Jacobs, Maxwell House and Carte Noire coffees.
Cheese:	Kraft, Velveeta and Eden processed cheeses; Philadelphia cream cheese; Kraft natural cheese; and Cheez Whiz processed cheese spread.
Grocery:	Royal dry packaged desserts; Kraft spoonable and pourable salad dressings; Miracle Whip spoonable dressings; Jell-O dessert toppings; Kraft peanut butter; and Vegemite yeast spread.
Convenient Meals:	Kraft macaroni and cheese dinners; Velveeta boxed dinners; Lunchables lunch combinations; and Oscar Mayer cold cuts.

Proposed Spin-Off Transaction

On August 4, 2011, we announced that our Board of Directors intends to create two independent public companies: (i) a global snacks business (the “Global Snacks Business”) and (ii) a North American grocery business (the “North American Grocery Business”). The Global Snacks Business will consist of our current Kraft Foods Europe and Developing Markets segments as well as our North American snack and confectionery businesses. The North American Grocery Business will primarily consist of our current U.S. Beverages, Cheese, Convenient Meals and Grocery segments, grocery – related categories in our Canada & N.A. Foodservice segment as well as the Planters and Corn Nuts brands and businesses. We expect to create these companies through a U.S. tax-free spin-off of the North American Grocery Business to our shareholders.

The transaction is subject to a number of conditions, including the receipt of regulatory approvals, a favorable ruling from the Internal Revenue Service to ensure the U.S. tax-free status of the spin-off, execution of intercompany agreements, further diligence as appropriate and final approval from our Board of Directors. While our current target is to complete the spin-off before year-end 2012, we cannot assure that the spin-off will be completed on the anticipated timeline or that the terms of the spin-off will not change. See “Item 1A. Risk Factors” for certain risk factors relating to the proposed spin-off transaction.

Significant Acquisitions and Divestitures

Cadbury Acquisition:

On February 2, 2010, we acquired 71.73% of Cadbury Limited (“Cadbury”) and as of June 1, 2010, we owned 100% of all outstanding Cadbury shares. The Cadbury acquisition was valued at $18,547 million, or $17,503 million net of cash and cash equivalents. We incurred transaction related fees of $218 million in 2010 and $40 million in 2009, which we recorded in selling, general and administrative expense. We also incurred acquisition financing fees of $96 million in 2010, which were recorded in interest and other expenses, net. As a condition of our acquisition, the EU Commission required that we divest certain Cadbury confectionery operations in Poland and Romania. The divestitures were completed in the third quarter of 2010 and generated $342 million of sale proceeds. The impact of these divestitures was reflected as adjustments within the Cadbury final purchase accounting. During 2010, Cadbury contributed net revenues of $9,143 million and net earnings of $530 million from February 2, 2010 through December 31, 2010. We acquired Cadbury to create a global snacks powerhouse and an unrivaled portfolio of brands people love.

Pizza Divestiture:

On March 1, 2010, we completed the sale of the assets of our North American frozen pizza business (“Frozen Pizza”) to Nestlé USA, Inc. (“Nestlé”) for $3.7 billion. The Frozen Pizza business was a component of our U.S. Convenient Meals and Canada & N.A. Foodservice segments. The sale included the DiGiorno, Tombstone and Jack’s brands in the U.S., the Delissio brand in Canada and the California Pizza Kitchen trademark license. It also included two Wisconsin manufacturing facilities (Medford and Little Chute) and the leases for the pizza depots and delivery trucks. Approximately 3,600 of our employees transferred with the business to Nestlé. As a result of the divestiture, we recorded a gain on discontinued operations of $1,596 million, or $0.92 per diluted share, in 2010.

See Note 3, Acquisitions and Divestitures, to our consolidated financial statements for additional information on these transactions.

Customers

Our five largest customers accounted for approximately 21% of our net revenues in 2011 compared with 23% in 2010 and 27% in 2009. Our ten largest customers accounted for approximately 29% of our net revenues in 2011 compared with 31% in 2010 and 36% in 2009. Our largest customer, Wal-Mart Stores, Inc., accounted for approximately 12% of our net revenues in 2011 compared with 13% in 2010 and 16% in 2009.

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

Distribution and Marketing

Our products are generally sold to supermarket chains, wholesalers, supercenters, club stores, mass merchandisers, distributors, convenience stores, gasoline stations, drug stores, value stores and other retail food outlets. In general, the retail trade for food products is consolidating. We distribute our products through distribution centers, satellite warehouses, company-operated and public cold-storage facilities, depots and other facilities. We use a combination of warehouse delivery and direct store delivery and use services of independent sales offices and agents primarily in some of our international locations.

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

Significant cost items in chocolate confectionery products are cocoa and sugar. We purchase cocoa and sugar on world markets, and their prices are affected by the quality and availability of supply and changes in the value of the pound sterling and the U.S. dollar relative to certain other currencies. Cocoa bean, cocoa butter and sugar costs on average were higher in 2011 than in 2010. We purchase our dairy raw material requirements, including milk and cheese, from independent third parties such as agricultural cooperatives and independent processors. The prices for milk and other dairy products are substantially influenced by market supply and demand, as well as by government programs. Dairy commodity costs on average were higher in 2011 than in 2010. The most significant cost item in coffee products is green coffee beans, which we purchase on world markets. Green coffee bean prices are affected by the quality and availability of supply, changes in the value of the U.S. dollar in relation to certain other currencies and consumer demand for coffee products. Green coffee bean costs on average were higher in 2011 than in 2010. Significant cost items in our biscuit and grocery products are grains (wheat, corn and soybean oil). Grain costs have experienced significant volatility and have increased from 2010 to 2011 due largely to burgeoning global demand for food, livestock feed and biofuels such as ethanol and biodiesel.

During 2011, our aggregate commodity costs increased primarily as a result of higher costs of coffee, dairy, grains and oils, packaging materials, other raw materials, meat and nuts. Our commodity costs increased approximately $2.6 billion in 2011 and approximately $1.0 billion in 2010 compared to the prior year. We expect the higher cost environment and commodity cost volatility to continue in 2012.

The prices for raw materials and agricultural materials used in our products are affected by external factors such as weather conditions, commodity market conditions, currency fluctuations and the effects of governmental agricultural programs. We use hedging techniques to limit the impact of price fluctuations in our principal raw materials. However, we do not fully hedge against changes in commodity prices, and these strategies may not protect us from increases in specific raw material costs. While the prices of our principal raw materials can be expected to fluctuate, we believe there will continue to be an adequate supply of the raw materials we use and that they will generally remain available from numerous sources.

Intellectual Property

Our trademarks are material to our business. We protect our trademarks by registration or otherwise in the U.S. and in other markets where we sell our products. Trademark protection continues in some countries for as long as the mark is used and in other countries for as long as it is registered. Registrations generally are for renewable, fixed terms. From time to time, we grant third parties licenses to use one or more of our trademarks in particular locations. Similarly, we sell some products under brands we license from third parties, including at December 31, 2011:

•	Capri Sun packaged juice drinks for sale in the U.S. and Canada; and
•	Taco Bell Home Originals Mexican style food products for sale in U.S. grocery stores.

We also own numerous patents worldwide. We consider our portfolio of patents, patent applications, patents licenses under patents owned by third parties, proprietary trade secrets, technology, know – how processes and related intellectual property rights to be of material importance to our operations. While our patent portfolio is material to our business, the loss of one patent or a group of related patents would not have a material adverse effect on our business. We have either been issued patents or have patent applications pending for a number of current and potential products, including products licensed to others. Patents issued, or applied for, cover inventions ranging from basic packaging techniques to processes relating to specific products and to the products themselves. Our issued patents extend for varying periods according to the date of patent application filing or grant and the legal term of patents in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage as determined by the patent office or courts in the country, and the availability of legal remedies in the country.

Research and Development

We pursue four objectives in research and development: product safety and quality; growth through new products; superior consumer satisfaction; and reduced costs. We have approximately 3,300 food scientists, chemists and engineers working primarily in 15 key technology centers: East Hanover, New Jersey; Glenview, Illinois; Madison, Wisconsin; Tarrytown, New York; Whippany, New Jersey; Banbury, United Kingdom; Bournville, United Kingdom; Curitiba, Brazil; Eysins, Switzerland; Paris, France; Melbourne, Australia; Mexico City, Mexico; Munich, Germany; Reading, United Kingdom; and Suzhou, China. These technology centers are equipped with pilot plants and state-of-the-art instruments. Research and development expense was $702 million in 2011, $583 million in 2010, and $466 million in 2009.

Regulation

Our U.S. food products and packaging materials are primarily regulated by the U.S. Food and Drug Administration (“FDA”) or, for products containing meat and poultry, the U.S. Food Safety and Inspection Service of the U.S. Department of Agriculture. These agencies enact and enforce regulations relating to the manufacturing, distribution and labeling of food products. We supported the Food Safety Modernization Act, a 2011 law that provided additional food safety authority to the FDA. We do not expect the cost of complying with that law, and implementing regulations expected over the next two to three years, to be material.

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

Environmental Regulation

We are subject to various laws and regulations in and outside of the U.S. relating to the protection of the environment. In the U.S., the laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and Superfund (the environmental program established in the Comprehensive Environmental Response, Compensation, and Liability Act to address abandoned hazardous waste sites), which imposes joint and severable liability on each potentially responsible party. At December 31, 2011, our subsidiaries were involved in 68 active actions in the U.S. under the Superfund legislation (and other similar actions and legislation) related to our current operations and certain former or divested operations for which we retain liability.

Outside the U.S., we are subject to applicable multi-national, national and local environmental laws and regulations in the countries in which we do business. Outside the U.S., we have specific programs across our business units designed to meet applicable environmental compliance requirements.

As of December 31, 2011, we accrued an immaterial amount for environmental remediation. Based on information currently available, we believe that the ultimate resolution of existing environmental remediation actions and our compliance in general with environmental laws and regulations will not have a material effect on our financial results. See Note 1, Summary of Significant Accounting Policies, for additional information on our environmental remediation programs.

Employees

At December 31, 2011, we employed approximately 126,000 people worldwide. Labor unions represent approximately 27% of our 36,000 U.S. employees. Most of the unionized workers at our U.S. locations are represented under contracts with the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union; the United Food and Commercial Workers International Union; and the International Brotherhood of Teamsters. These contracts expire at various times throughout the next several years. Outside the U.S., labor unions or workers’ councils represent approximately 58% of our 90,000 employees. Our business units are subject to various laws and regulations relating to their relationships with their employees. These laws and regulations are specific to the location of each business unit. In addition, in accordance with European Union requirements, we have established a European Works Council composed of management and elected members of our workforce. We believe that our relationships with employees and their representative organizations are generally good.

Foreign Operations

We sell our products to consumers in approximately 170 countries. At December 31, 2011, we had operations in more than 80 countries and made our products at 220 manufacturing and processing facilities worldwide. We generated approximately 60% of our 2011 net revenues, 57% of our 2010 net revenues and 49% of our 2009 net revenues outside the U.S. Refer to Note 16, Segment Reporting, for additional information on our foreign operations. Also, for a discussion of risks attendant to our foreign operations, see “Risk Factors” in Item 1A.

Executive Officers of the Registrant

The following are our executive officers as of February 27, 2012:

Name	Age	Title

Irene B. Rosenfeld	58	Chairman and Chief Executive Officer
David A. Brearton	51	Executive Vice President and Chief Financial Officer
John T. Cahill	54	Executive Chairman Designate, North American Grocery
Timothy P. Cofer	43	Executive Vice President and President, Kraft Foods Europe
Marc S. Firestone	52	Executive Vice President, Corporate and Legal Affairs and General Counsel
Sanjay Khosla	60	Executive Vice President and President, Developing Markets
Karen J. May	53	Executive Vice President, Global Human Resources
Timothy R. McLevish	56	Executive Vice President
Daniel P. Myers	56	Executive Vice President, Supply Chain
Sam B. Rovit	54	Executive Vice President, Strategy
Jean E. Spence	54	Executive Vice President, Research, Development and Quality
W. Anthony Vernon	56	Executive Vice President and President, Kraft Foods North America
Mary Beth West	49	Executive Vice President and Chief Category and Marketing Officer

Ms. Rosenfeld was appointed Chief Executive Officer and a member of the Board of Directors of Kraft Foods in June 2006 and Chairman of the Board in March 2007. Prior to that, she had been Chairman and Chief Executive Officer of Frito-Lay, a division of PepsiCo, Inc., a food and beverage company, from September 2004 to June 2006. Previously, Ms. Rosenfeld was employed continuously by Kraft Foods, and its predecessor, General Foods Corporation, in various capacities from 1981 until 2003, including President of Kraft Foods North America and, before that, President of Operations, Technology, Information Systems of Kraft Foods, Canada, Mexico, and Puerto Rico. She is also a Trustee of Cornell University.

Mr. Brearton was appointed Executive Vice President and Chief Financial Officer effective May 9, 2011. Prior to that, he served as Executive Vice President, Operations and Business Services from January 2008 to May 2011, Executive Vice President, Global Business Services and Strategy from April 2006 to December 2007 and Senior Vice President of Business Process Simplification and Corporate Controller from February 2005 to April 2006. He previously served as Senior Vice President, Finance for Kraft Foods International. Mr. Brearton joined Kraft Foods in 1984. Mr. Brearton also serves on the Board of Directors of Feeding America.

Mr. Cahill was designated Executive Chairman North American Grocery effective January 2, 2012. Prior to that, he served as an Industrial Partner at Ripplewood Holdings LLC, a private equity firm, from 2008 to 2011. Mr. Cahill spent nine years with The Pepsi Bottling Group, Inc., a beverage manufacturing company, most recently as Chairman and Chief Executive Officer from 2003 to 2006 and Executive Chairman until 2007. Mr. Cahill previously spent nine years with PepsiCo, Inc., a food and beverage company, in a variety of leadership positions. Mr. Cahill also serves on the Boards of Directors of Colgate-Palmolive Company and Legg Mason, Inc.

Mr. Cofer was appointed Executive Vice President and President, Kraft Foods Europe effective August 15, 2011. Prior to that, he served as Senior Vice President, Global Chocolate Category from June 2010 to August 2011, Senior Vice President, Strategy and Integration from January 2010 to June 2010, President of Pizza from January 2008 to January 2010, and Senior Vice President and General Manager of Oscar Mayer from January 2007 to January 2008. He served as Vice President and General Manager of EU Chocolate from June 2003 to January 2007. Mr. Cofer joined Kraft Foods in 1992.

Mr. Firestone was appointed Executive Vice President, Corporate and Legal Affairs and General Counsel in October 2006. He previously served as Kraft Foods’ Executive Vice President, General Counsel and Corporate Secretary from November 2003 to October 2006. Prior to joining Kraft Foods in 2003, Mr. Firestone served as Senior Vice President and General Counsel of Philip Morris International, a tobacco company. Mr. Firestone also serves on the Board of Directors of Unilife Corporation. On February 16, 2012, we announced that Mr. Firestone will be leaving the Company in early 2012.

Mr. Khosla was appointed Executive Vice President and President, Developing Markets effective August 1, 2010. Prior to that, he served as Executive Vice President and President, Kraft Foods International from January 2007 to July 2010. Before joining Kraft Foods, he served as the Managing Director of Fonterra Brands, a dairy company, from 2004 to 2006. Previously, Mr. Khosla spent 27 years with Unilever N.V., a consumer products company, in India, London and Europe. Mr. Khosla also serves on the Boards of Directors of Best Buy Co., Inc. and NIIT Ltd. and is a trustee of the Goodman Theater Company in Chicago.

Ms. May was appointed Executive Vice President, Global Human Resources in October 2005. Prior to that, she was Corporate Vice President, Human Resources for Baxter International Inc., a healthcare company, since February 2001. Ms. May also serves on the Board of Directors of MB Financial Inc.

Mr. McLevish has served as Executive Vice President since August 15, 2011, planning for the proposed separation of Kraft Foods into two independent companies. Prior to that, he served as Executive Vice President and Chief Financial Officer from October 2007 to May 2011. He previously served as Senior Vice President and Chief Financial Officer at Ingersoll-Rand Company Limited, an industrial company, since June 2002. Mr. McLevish also serves on the Board of Directors of Kennametal Inc.

Mr. Myers joined Kraft Foods as Executive Vice President, Supply Chain in September 2011. Prior to that, he worked for Procter & Gamble, a consumer products company, for 33 years, in a variety of leadership positions, most recently serving as Vice President, Product Supply for P&G’s Global Hair Care business from September 2007 to August 2011. Mr. Myers also serves on the Advisory Board of the University of Tennessee’s Supply Chain Institute.

Mr. Rovit was appointed Executive Vice President, Strategy effective February 1, 2011. Prior to joining Kraft Foods, he served as a Director of Bain & Co., a management consulting firm, from January 2008 to January 2011 and from 1988 to June 2005. Mr. Rovit served as President, Chief Executive Officer and Director of Swift & Company, a meat processing company, from June 2005 to July 2007.

Ms. Spence was appointed Executive Vice President, Research, Development and Quality in January 2004. Prior to that, Ms. Spence served as Senior Vice President, Research and Development, Kraft Foods North America from August 2003 to January 2004 and Senior Vice President of Worldwide Quality, Scientific Affairs and Compliance for Kraft Foods North America from November 2001 to August 2003. She joined Kraft Foods in 1981. Ms. Spence also serves as a Trustee of Clarkson University and on the Supervisory Board of GEA Group AG.

Mr. Vernon joined Kraft Foods as Executive Vice President and President, Kraft Foods North America in August 2009. Prior to that, he was the Healthcare Industry Partner of Ripplewood Holdings LLC, a private equity firm, since 2006. Mr. Vernon spent 23 years with Johnson & Johnson, a pharmaceutical company, in a variety of leadership positions, most recently serving as Company Group Chairman of DePuy Inc., an orthopedics company and subsidiary of Johnson & Johnson, from 2004 to 2005. Mr. Vernon also serves on the Boards of Directors of Medivation, Inc. and Novocare, Inc.

Ms. West was appointed Executive Vice President and Chief Category and Marketing Officer effective August 1, 2010. Previously, she served as Executive Vice President and Chief Marketing Officer from October 2007 to July 2010 and as Group Vice President for Kraft Foods and President of the North America Beverages Sector from 2005 to October 2007. Ms. West joined Kraft Foods in 1986. Ms. West also serves on the Board of Directors of J.C. Penney Co., Inc. and is a member of the Executive Leadership Council.

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

Item 1A.  Risk Factors.

You should read the following risk factors carefully in connection with evaluating our business and the forward – looking information contained in this Annual Report on Form 10-K. Any of the following risks could materially and adversely affect our business, operating results, financial condition and the actual outcome of matters as to which forward – looking statements are made in this Annual Report on Form 10-K. While we believe we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our business, performance or financial condition in the future.

We operate in a highly competitive industry.

The food industry is highly competitive. We compete based on price, product innovation, product quality, brand recognition and loyalty, effectiveness of marketing, promotional activity and the ability to identify and satisfy consumer preferences.

We may need to reduce our prices in response to competitive and customer pressures. Competition and customer pressures may also restrict our ability to increase prices in response to commodity and other cost increases. We may also need to increase or reallocate spending on marketing, advertising and new product innovation to protect or increase market share. These expenditures are subject to risks, including uncertainties about trade and consumer acceptance of our efforts. If we reduce prices or increase costs, but we cannot increase sales volumes to offset those changes, then our financial condition and results of operations will suffer.

Maintaining our reputation and brand image is essential to our business success.

We have many iconic brands with worldwide recognition. Our success depends on our ability to maintain brand image for our existing products, extend our brands to new platforms and expand our brand image with new product offerings.

We seek to maintain, extend and expand our brand image through marketing investments, including advertising and consumer promotions, and product innovation. Continuing global focus on health and wellness, including weight management, and increasing media attention to the role of food marketing could adversely affect our brand image or lead to stricter regulations and greater scrutiny of food marketing practices. Increased legal or regulatory restrictions on our advertising, consumer promotions and marketing, or our response to those restrictions, could limit our efforts to maintain, extend and expand our brands. Moreover, adverse publicity about regulatory or legal action against us could damage our reputation and brand image, undermine our customers’ confidence and reduce long-term demand for our products, even if the regulatory or legal action is unfounded or not material to our operations.

In addition, our success in maintaining, extending and expanding our brand image depends on our ability to adapt to a rapidly changing media environment, including our increasing reliance on social media and online dissemination of advertising campaigns. We are subject to a variety of legal and regulatory restrictions on how and to whom we market our products, for instance marketing to children. These restrictions may limit our ability to maintain, extend and expand our brand image as the media and communications environment continues to evolve. Negative posts or comments about us on social networking web sites could seriously damage our reputation and brand image. If we do not maintain, extend and expand our brand image, then our product sales, financial condition and results of operations could be materially and adversely affected.

We must leverage our value proposition to compete against retailer brands and other economy brands.

Retailers are increasingly offering retailer and other economy brands that compete with some of our products. Our products must provide higher value and/or quality to our consumers than less expensive alternatives, particularly during periods of economic uncertainty such as those we continue to experience. Consumers may not buy our products if the difference in value or quality between our products and retailer or other economy brands narrows or if consumers perceive a narrowing. If consumers prefer retailer or other economy brands, then we could lose market share or sales volumes or shift our product mix to lower margin offerings. The impact could materially and adversely affect our financial condition and results of operations.

The consolidation of retail customers could adversely affect us.

Retail customers, such as supermarkets, warehouse clubs and food distributors in the U.S., the European Union and our other major markets, continue to consolidate, resulting in fewer customers on which we can rely for business. Consolidation also produces large, more sophisticated retail customers that can resist price increases and demand lower pricing, increased promotional programs or specifically tailored products. In addition, larger retailers have the scale to develop supply chains that permit them to operate with reduced inventories or to develop and market their own retailer brands. Further retail consolidation and increasing retail power could materially and adversely affect our product sales, financial condition and results of operations.

Retail consolidation also increases the risk that adverse changes in our customers’ business operations or financial performance will have a corresponding material adverse effect on us. For example, if our customers cannot access sufficient funds or financing, then they may delay, decrease or cancel purchases of our products, or delay or fail to pay us for previous purchases.

Changes in our relationships with significant customers or suppliers could adversely affect us.

During 2011, our five largest customers accounted for approximately 21% of our net revenues with our largest customer Wal-Mart Stores, Inc., accounting for approximately 12% of our net revenues. There can be no assurance that all significant customers will continue to purchase our products in the same quantities or on the same terms as in the past, particularly as increasingly powerful retailers continue to demand lower pricing and develop their own brands. The loss of a significant customer or a material reduction in sales to a significant customer could materially and adversely affect our product sales, financial condition and results of operations.

Disputes with significant suppliers, including regarding pricing or performance, could adversely affect our ability to supply products to our customers and could materially and adversely affect our product sales, financial condition and results of operations.

Commodity and other input prices are volatile and may rise significantly.

We purchase large quantities of commodities, including dairy, coffee beans, cocoa, wheat, corn products, soybean and vegetable oils, nuts, meat products, and sugar and other sweeteners. In addition, we purchase and use significant quantities of plastic, glass and cardboard to package our products, and natural gas to operate our factories and warehouses. Prices for commodities, other supplies and energy are volatile and can fluctuate due to conditions that are difficult to predict, including global competition for resources, currency fluctuations, severe weather, consumer or industrial demand and changes in governmental trade, alternative energy and agricultural programs. In addition, speculative trading often exacerbates price volatility. For 2011, our commodity costs were approximately $2.6 billion higher than for 2010. Although we monitor our exposure to commodity prices as an integral part of our overall risk management program, and seek to hedge against input price increases, continued volatility in the prices of commodities and other supplies we purchase could increase the costs of our products, and our profitability could suffer. Moreover, increases in the price of our products to cover these increased costs may result in lower sales volumes. If we are not successful in our hedging activities, or if we are unable to price to cover increased costs, then commodity and other input price volatility or increases could materially and adversely affect our financial condition and results of operations.

The proposed spin-off may not be completed on the terms or timeline currently contemplated, if at all.

In August 2011, we announced our intention to become two independent publicly traded companies through a U.S. tax-free spin-off of our North American Grocery Business to existing shareholders. Unanticipated developments could delay, prevent or otherwise adversely affect the proposed spin-off of the North American Grocery Business, including possible problems or delays in obtaining various regulatory and tax approvals or clearances and disruptions in the capital and other financial markets, among other things. In addition, consummation of the proposed spin-off will require final approval from our Board of Directors. Therefore, we cannot assure that we will be able to complete the spin-off on the terms or on the timeline that we announced, if at all.

In order to position ourselves for the proposed spin-off, we are actively pursuing strategic, structural and process realignment and restructuring actions within our North American operations. These actions could lead to disruption of our operations, loss of, or inability to recruit, key personnel needed to operate and grow our businesses and complete the proposed spin-off, weakening of our internal standards, controls or procedures, and impairment of our relationship with key customers and suppliers. We have and will continue to incur significant expenses in connection with the proposed spin-off. In addition, completion of the proposed spin-off will require significant amounts of our management’s time and effort which may divert management’s attention from operating and growing our businesses and could adversely affect our business, results of operations or financial condition.

If the spin-off is completed, it may not achieve the intended results.

If the proposed spin-off is completed, our operational and financial profile will change upon the separation of the North American Grocery Business from our other businesses. As a result, our diversification of revenue sources will diminish, and our results of operations, cash flows, working capital and financing requirements may be subject to increased volatility. Further, shares of our Common Stock will represent an investment in a smaller company with its business concentrated in the global snacks business. These changes may not meet some shareholders’ investment strategies, which could cause investors to sell their shares of our Common Stock. Excessive selling could cause the relative market price of our Common Stock to decrease following the consummation of the proposed spin-off.

In addition, if the proposed spin-off is completed, as the Global Snacks Business our business in North America will be greatly reduced and a significantly greater proportion of our revenues will be derived from non-U.S. operations. Accordingly, the risks discussed below and elsewhere in this annual report that are associated with operating a global business could increase if the proposed spin-off is completed.

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

We are a large food company operating in a highly regulated environment and a constantly evolving legal and regulatory framework around the world. Consequently, we are subject to heightened risk of legal claims or other regulatory enforcement actions. Although we have implemented policies and procedures designed to ensure compliance with existing laws and regulations, there can be no assurance that our employees, contractors or agents will not violate our policies and procedures. Moreover, the failure to maintain effective control environment processes could lead to violations, unintentional or otherwise, of laws and regulations. Legal claims or regulatory enforcement actions arising out of our failure or alleged failure to comply with applicable laws and regulations could subject us to civil and criminal penalties that could materially and adversely affect our product sales, reputation, financial condition and results of operations.

Product recalls or other product liability claims could materially and adversely affect us.

Selling products for human consumption involves inherent risks. We could decide to, or be required to recall products due to suspected or confirmed product contamination, spoilage or other adulteration, product misbranding or product tampering. Any of these events could materially and adversely affect our product sales, reputation, financial condition and results of operations.

We may also suffer losses if our products or operations violate applicable laws or regulations, or if our products cause injury, illness or death. In addition, our marketing could face claims of false or deceptive advertising or other criticism. A significant product liability or other legal judgment or a related regulatory enforcement action against us, or a widespread product recall, may materially and adversely affect our reputation and profitability. Moreover, even if a product liability or consumer fraud claim is unsuccessful, has no merit or is not pursued, the negative publicity surrounding assertions against our products or processes could materially and adversely affect our product sales, financial condition and results of operations.

We are subject to risks generally associated with companies that operate in a global environment, which could affect our growth and financial performance.

We generated approximately 60% of our 2011 net revenues, 57% of our 2010 net revenues and 49% of our 2009 net revenues outside the U.S. With operations in more than 80 countries, our operations are subject to risks inherent in multinational operations. Those risks include:

•	compliance with U.S. laws affecting operations outside of the U.S., such as the Foreign Corrupt Practices Act (“FCPA”),
•	compliance with a variety of local regulations and laws,
•	changes in tax laws and the interpretation of those laws,
•	fluctuations in currency values,
•	sudden changes in foreign currency exchange controls,
•	discriminatory or conflicting fiscal policies,
•	difficulties enforcing intellectual property and contractual rights in certain jurisdictions,
•	greater risk of uncollectible accounts and longer collection cycles,
•	effective and immediate implementation of control environment processes across our diverse operations and employee base, and
•	imposition of more or new tariff, quotas, trade barriers, and similar restrictions on our sales outside the U.S.

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

Our growth strategy depends in part on our ability to expand our operations in developing markets, including Brazil, China, India, Mexico, Russia and Southeast Asia. However, some developing markets have greater political and economic volatility and greater vulnerability to infrastructure and labor disruptions than established markets. In many countries outside of the U.S., particularly in those with developing economies, it may be common for others to engage in business practices prohibited by laws and regulations applicable to us, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act or similar local anti-bribery laws. These laws generally prohibit companies and their employees, contractors or agents from making improper payments to government officials for the purpose of obtaining or retaining business. Failure to comply with these laws could subject us to civil and criminal penalties that could materially and adversely affect our financial condition and results of operations.

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

We have a complex network of suppliers, owned manufacturing locations, co-manufacturing locations, distribution networks and information systems that support our ability consistently to provide our products to our customers. Factors that are hard to predict or beyond our control, like weather, natural disasters, fire, terrorism, generalized labor unrest or health pandemics, could damage or disrupt our operations, or our suppliers’ or co-manufacturers’ operations. If we cannot respond to disruptions in our operations, whether by finding alternative suppliers or replacing capacity at key manufacturing or distribution locations, or are unable to quickly repair damage to our information, production or supply systems, we may be late in delivering, or unable to deliver, products to our customers. If that occurs, our customers’ confidence in us and long-term demand for our products could decline. Any of these events could materially and adversely affect our product sales, financial condition and results of operations.

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

We must distinguish among short-term fads, mid-term trends and long-term changes in consumer preferences. If we do not accurately predict which shifts in consumer preferences will be long-term, or if we fail to introduce new and improved products to satisfy those preferences, our sales could decline. In addition, because of our varied consumer base, we must offer an array of products that satisfy the broad spectrum of consumer preferences. If we fail to expand our product offerings successfully across product categories, or if we do not rapidly develop products in faster growing and more profitable categories, demand for our products will decrease and our profitability could suffer.

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

From time to time, we evaluate acquisition candidates that may strategically fit our business objectives. If we are unable to complete acquisitions or to successfully integrate and develop acquired businesses, including Cadbury, we could fail to achieve anticipated synergies and cost savings, including the expected increases in revenues and operating results, any of which could materially and adversely affect our financial results. In addition, we may divest businesses that do not meet our strategic objectives, or do not meet our growth or profitability targets. We may not be able to complete desired or proposed divestitures on terms favorable to us. Gains or losses on the sales of, or lost operating income from, those businesses may affect our profitability. Moreover, we may incur asset impairment charges related to acquisitions or divestitures that reduce our profitability.

Our acquisition or divestiture activities may present financial, managerial and operational risks. Those risks include diversion of management attention from existing core businesses, difficulties integrating or separating personnel and financial and other systems, effective and immediate implementation of control environment processes across our diverse employee population, adverse effects on existing business relationships with suppliers and customers, inaccurate estimates of fair value made in the accounting for acquisitions and amortization of acquired intangible assets which would reduce future reported earnings, potential loss of customers or key employees of acquired businesses, and indemnities and potential disputes with the buyers or sellers. Any of these factors could materially and adversely affect our product sales, financial condition and results of operations.

We are subject to foreign currency exchange rate fluctuations.

Our acquisition of Cadbury and disposition of our Frozen Pizza business increased the portion of our assets, liabilities and earnings denominated in non-U.S. dollar currencies, which increased our exposure to currency exchange rate fluctuations. Our financial results and capital ratios are now more sensitive to movements in foreign exchange rates than in prior periods because a larger portion of our assets, liabilities, revenue and expenses must be translated into U.S. dollars for external reporting purposes or converted into U.S. dollars to service obligations such as our U.S. dollar – denominated indebtedness. In addition, movements in foreign exchange rates can affect transaction costs because we source product ingredients from various countries. We may seek to mitigate our exposure to currency exchange rate fluctuations, but our efforts may not be successful. Accordingly, a depreciation of non-U.S. dollar currencies relative to the U.S. dollar, or changes in the relative value of any two currencies that we use for transactions, could materially and adversely affect our financial condition and results of operations.

We are increasingly dependent on information technology, and if we are unable to protect against service interruptions, data corruption, cyber-based attacks or network security breaches, our operations could be disrupted.

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic and financial information, to manage a variety of business processes and activities, and to comply with regulatory, legal and tax requirements. We also depend on our information technology infrastructure for digital marketing activities and for electronic communications among our locations, personnel, customers and suppliers around the world. These information technology systems, some of which are managed by third parties, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors or catastrophic events. If our information technology systems suffer severe damage, disruption or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, our product sales, financial condition and results of operations may be materially and adversely affected, and we could experience delays in reporting our financial results.

In addition, if we are unable to prevent security breaches, we may suffer financial and reputational damage or penalties because of the unauthorized disclosure of confidential information belonging to us or to our partners, customers or suppliers. In addition, the disclosure of non-public sensitive information through external media channels could lead to the loss of intellectual property or damage our reputation and brand image.

Weak financial performance, downgrades in our credit ratings, illiquid capital markets and volatile economic conditions could limit our access to the capital markets, reduce our liquidity or increase our borrowing costs.

From time to time we may need to access the long-term and short-term capital markets to obtain financing. Our financial performance, our short-and long-term credit ratings, the liquidity of the overall capital markets and the state of the economy, including the food industry, will affect our access to, and the availability of, financing on acceptable terms and conditions in the future. There can be no assurance that we will have access to the capital markets on terms we find acceptable.

We access the commercial paper market for regular funding requirements. A downgrade in our credit ratings would increase our borrowing costs and could affect our ability to issue commercial paper. Disruptions in the commercial paper market or other effects of volatile economic conditions on the credit markets also could reduce the amount of commercial paper that we could issue and could raise our borrowing costs for both short-and long-term debt offerings. Our inability to access the capital markets or an increase in our borrowing costs could materially and adversely affect our financial condition and results of operations.

Volatility in the equity markets or interest rates could substantially increase our pension costs and have a negative impact on our operating results and profitability.

We sponsor a number of benefit plans for employees in the United States, the United Kingdom and many other non-U.S. locations, including defined benefit pension plans, retiree health and welfare, active health care, severance and other postemployment benefits. At the end of 2011, the projected benefit obligation of our defined benefit pension plans was $17.1 billion and assets were $13.4 billion. The difference between plan obligations and assets, or the funded status of the plans, significantly affects the net periodic benefit costs of our pension plans and the ongoing funding requirements of those plans. Our major defined benefit pension plans are funded with trust assets invested in a globally diversified portfolio of investments, including equities and corporate debt. We also have an insignificant amount of trust assets invested in European and other sovereign debt. Among other factors, changes in interest rates, mortality rates, early retirement rates, investment returns, minimum funding requirements in the jurisdictions in which the plans operate, arrangements made with the trustees of certain foreign plans and the market value of plan assets can affect the level of plan funding, cause volatility in the net periodic pension cost, and increase our future funding requirements. Legislative and other governmental regulatory actions may also increase funding requirements for our pension plans’ benefits obligation.

Based on current tax laws, we estimate the 2012 pension contributions will be approximately $480 million, which is approximately $420 million less than we contributed in 2011. We also expect that our net pension cost will increase to approximately $750 million in 2012. Volatility in the global capital markets has increased the risk that we may be required to make additional cash contributions to the pension plans and recognize further increases in our net pension cost beyond 2012.

A significant increase in our U.S. pension funding requirements could have a negative impact on our ability to invest in the business. In addition, if we divest certain businesses, we may be required to increase future contributions to the benefit plans and the related net periodic pension cost could increase.

Item 1B.   Unresolved Staff Comments.

Not applicable.

Item 2.   Properties.

We have 220 manufacturing and processing facilities worldwide. These facilities are located in 59 countries. We have 57 facilities in Kraft Foods North America, 62 in Kraft Foods Europe and 101 In Kraft Foods Developing Markets.

We own 208 and lease 12 of these manufacturing and processing facilities. It is our practice to maintain all of our plants and properties in good condition, and we believe they are suitable and adequate for our present needs.

We also have 228 distribution centers and depots worldwide. We own 49 of these distribution centers and depots, and we lease 179 of these distribution centers and depots. In North America, we have 134 distribution centers and depots, more than 61% of which support our direct store delivery systems. Outside North America, we have 94 distribution centers and depots in 29 countries.

These facilities are in good condition, and we believe they have sufficient capacity to meet our distribution needs in the near term.

These facilities are located throughout the following regions:

	00,000,000	00,000,000
Region	Number of Manufacturing Facilities	Number of Distribution Facilities

U.S.	46	124
Canada	11	10
Western Europe	62	23
Central & Eastern Europe, Middle East and Africa	48	3
Latin America	20	13
Asia Pacific	33	55

Total	220	228

Item 3.   Legal Proceedings.

We routinely are involved in legal proceedings, claims, and governmental inspections or investigations (“Legal Matters”) arising in the ordinary course of our business.

Competition authorities in certain Member States of the European Union have ongoing investigations into possible anticompetitive activity in the fast moving consumer goods (“FMCG”) sector, which includes products such as chocolate and coffee. On October 18, 2011, the German Federal Cartel Office (“FCO”) issued a press release stating that it had discontinued proceedings against our wholly owned subsidiary, Kraft Foods Deutschland GmbH (“KFD”), based on a settlement agreed between KFD and the FCO following the FCO’s finding of illegal price agreements regarding instant cappuccino. The FCO also imposed a fine against a former KFD employee. Due to KFD’s cooperation with the FCO in the matter, the fine to resolve the matter was reduced to EUR 2.2 million (or approximately $3 million as of October 18, 2011).

A compliant and ethical corporate culture, which includes adhering to laws and industry regulations in all jurisdictions in which we do business, is integral to our success. Accordingly, after we acquired Cadbury in February 2010 we began reviewing and adjusting, as needed, Cadbury’s operations in light of U.S. and international standards as well as Kraft Foods’ policies and practices. We initially focused on such high priority areas as food safety, the Foreign Corrupt Practices Act (“FCPA”) and antitrust. Based upon Cadbury’s pre-acquisition policies and compliance programs and our post-acquisition reviews, our preliminary findings indicated that Cadbury’s overall state of compliance was sound. Nonetheless, through our reviews, we determined that in certain jurisdictions, including India, there appeared to be facts and circumstances warranting further investigation. We are continuing our investigations in certain jurisdictions, including in India, and we continue to cooperate with governmental authorities.

On March 1, 2011, the Starbucks Coffee Company (“Starbucks”), without our authorization and in what we contend is a violation and breach of our agreements with Starbucks, took control of the Starbucks packaged coffee business (“Starbucks CPG business”) in grocery stores and other channels, after alleging we had breached the Supply and License Agreement. The dispute is pending Arbitration in Chicago, Illinois. We are seeking appropriate remedies, including but not limited to payment of the fair market value of the Supply and License Agreement plus the premium this agreement specifies. Starbucks has counterclaimed for unspecified damages. The arbitration proceeding is set to begin on July 11, 2012 and is expected to conclude on July 31, 2012. The results of the Starbucks CPG business were included primarily in our U.S. Beverage and Canada and N.A. Foodservice segments through March 1, 2011.

As we previously disclosed, on February 1, 2011, we received a subpoena from the SEC in connection with an investigation under the FCPA, primarily related to a Cadbury facility in India that we acquired in the Cadbury acquisition. The subpoena primarily requests information regarding dealings with Indian governmental agencies and officials to obtain approvals related to the operation of that facility. We are cooperating with the U.S. government in its investigation of these matters.

While we cannot predict with certainty the results of these or any other Legal Matters in which we are currently involved, we do not expect that the ultimate costs to resolve any of these Legal Matters will have a material effect on our financial results.

Item 4.   Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is listed on the New York Stock Exchange (“NYSE”). At January 31, 2012, there were approximately 75,743 holders of record of our Common Stock.

Comparison of Five-Year Cumulative Total Return

The following graph compares the cumulative total return on our Common Stock with the cumulative total return of the S&P 500 Index and the performance peer group index. The graph shows total shareholder return assuming $100 was invested on December 31, 2006 and dividends were reinvested on a quarterly basis.

	00,000,000	00,000,000	00,000,000
Date	Kraft Foods	S&P 500	Performance Peer Group
December 2006	$100.00	$100.00	$100.00
December 2007	94.28	105.48	122.88
December 2008	80.55	66.52	97.34
December 2009	85.37	84.07	121.72
December 2010	102.85	96.71	140.35
December 2011	126.12	98.76	149.69

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

Information regarding our Common Stock market prices on the NYSE and dividends declared during the last two fiscal years is included in Note 17, Quarterly Financial Data (Unaudited), to the consolidated financial statements.

This performance graph and other information furnished under this Part II Item 5(a) of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

Issuer Purchases of Equity Securities during the Quarter ended December 31, 2011

There are currently no share repurchase programs authorized by our Board of Directors. The following activity represents shares tendered by our employees who used shares to exercise options, and who used shares to pay the related taxes for grants of restricted and deferred stock that vested. Accordingly, these are non-cash transactions.

	00,000,000	00,000,000
	Total Number of Shares	Average Price Paid per Share

October 1 – 31, 2011	151	$34.18
November 1 – 30, 2011	16,184	35.01
December 1 – 31, 2011	5,157	35.22

For the Quarter Ended December 31, 2011	21,492	$35.20

Item 6.   Selected Financial Data.

Kraft Foods Inc.

Selected Financial Data – Five Year Review*

	00,000,000	00,000,000	00,000,000	00,000,000	00,000,000
	2011	2010	2009	2008	2007
	(in millions of dollars, except share, per share and employee data)
Year Ended December 31:
Net revenues	$54,365	$49,207	$38,754	$40,492	$34,580
Cost of sales	35,350	31,305	24,819	27,164	22,848
Operating income	6,657	5,666	5,183	3,576	3,939
Operating margin	12.2%	11.5%	13.4%	8.8%	11.4%
Interest and other expense, net	1,885	2,024	1,237	1,240	604

Earnings from continuing operations before income taxes	4,772	3,642	3,946	2,336	3,335
Provision for income taxes	1,225	1,147	1,136	658	992

Earnings from continuing operations	3,547	2,495	2,810	1,678	2,343
Earnings and gain from discontinued operations, net of income taxes	–	1,644	218	1,215	381

Net earnings	3,547	4,139	3,028	2,893	2,724
Noncontrolling interest	20	25	7	9	3

Net earnings attributable to Kraft Foods	$3,527	$4,114	$3,021	$2,884	$2,721
Basic EPS attributable to Kraft Foods:
Continuing operations	$2.00	$1.44	$1.90	$1.11	$1.47
Discontinued operations	–	0.96	0.14	0.81	0.24

Net earnings attributable to Kraft Foods	$2.00	$2.40	$2.04	$1.92	$1.71
Diluted EPS attributable to Kraft Foods:
Continuing operations	$1.99	$1.44	$1.89	$1.10	$1.46
Discontinued operations	–	0.95	0.14	0.80	0.24

Net earnings attributable to Kraft Foods	$1.99	$2.39	$2.03	$1.90	$1.70
Weighted-average shares-basic	1,765	1,715	1,478	1,505	1,591
Weighted-average shares-diluted	1,772	1,720	1,486	1,515	1,600

Net cash provided by operating activities	$4,520	$3,748	$5,084	$4,141	$3,571
Capital expenditures	1,771	1,661	1,330	1,367	1,241
Depreciation	1,260	1,229	905	963	873

As of December 31:
Inventories, net	$5,706	$5,310	$3,775	$3,881	$4,238
Property, plant and equipment, net	13,813	13,792	10,693	9,917	10,778
Total assets	93,837	95,289	66,714	63,173	68,132
Long-term debt	23,095	26,859	18,024	18,589	12,902
Total debt	26,931	28,724	18,990	20,251	21,009
Total long-term liabilities	40,064	43,454	29,251	29,773	23,574
Total Kraft Foods shareholders’ equity	35,217	35,834	25,876	22,295	27,407
Total equity	35,328	35,942	25,972	22,356	27,445

Shares outstanding at year end	1,768	1,748	1,478	1,469	1,534
Book value per common share outstanding	$19.92	$20.50	$17.51	$15.18	$17.87
Dividends declared per share	$1.16	$1.16	$1.16	$1.12	$1.04
Dividends as a % of basic / diluted EPS	58.0% /58.3%	48.3% /48.5%	56.9% /57.1%	58.3% /58.9%	60.8% /61.2%

Common Stock closing price at year end	$37.36	$31.51	$27.18	$26.85	$32.63
Common Stock price-high / low	$37.93/$30.21	$32.67/$27.09	$29.84/$20.81	$34.97/$24.75	$37.20/$29.95
Price / earnings ratio-basic / diluted	19 / 19	13 / 13	13 / 13	14 / 14	19 / 19
Number of employees	126,000	127,000	97,000	98,000	103,000

*

Significant items affecting comparability are discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, past 10-K Annual Reports and the notes to the consolidated financial statements. They include the acquisitions of Cadbury in 2010 and LU biscuits in 2007; the divestitures of Frozen Pizza in 2010 and Post Cereals in 2008, the cessation of the Starbucks CPG business in 2011, Restructuring and Integration Program and cost savings initiatives and accounting calendar changes (including a 53rd week in 2011). Please refer to Notes 1, Summary of Significant Accounting Policies; 3, Acquisitions and Divestitures; and 16, Segment Reporting, for additional information regarding items affecting comparability of our historical financial results.

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

Proposed Spin-Off Transaction

On August 4, 2011, we announced that our Board of Directors intends to create two independent public companies: (i) a global snacks business (the “Global Snacks Business”) and (ii) a North American grocery business (the “North American Grocery Business”). The Global Snacks Business will consist of our current Kraft Foods Europe and Developing Markets segments as well as our North American snack and confectionery businesses. The North American Grocery Business will primarily consist of our current U.S. Beverages, U.S. Cheese, U.S. Convenient Meals and U.S. Grocery segments, grocery – related categories in our Canada & N.A. Foodservice segment as well as the Planters and Corn Nuts brands and businesses. We expect to create these companies through a U.S. tax-free spin-off of the North American Grocery Business to our shareholders.

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

Summary of Results and Other Significant Highlights

•	Net revenues increased 10.5% to $54.4 billion in 2011 and increased 27.0% to $49.2 billion in 2010.

•

Organic net revenues, a non-GAAP financial measure we use to evaluate our underlying results (see our reconciliation with net revenues and a discussion of our Non-GAAP Financial Measures later in this section), increased 6.6% to $51.5 billion in 2011 and increased 3.2% to $39.9 billion in 2010.

•

Diluted EPS attributable to Kraft Foods decreased 16.7% to $1.99 in 2011 and increased 17.7% to $2.39 in 2010. In 2010, $0.95 related to discontinued operations from our divestiture of our North American frozen pizza business. Diluted EPS attributable to Kraft Foods from continuing operations increased 38.2% to $1.99 in 2011 and decreased 23.8% to $1.44 in 2010. The increase in 2011 was attributable to a number of factors which we discuss further in this section, including $0.04 related to accounting calendar changes and the inclusion of a 53rd week of shipments.

•

Operating EPS, a non-GAAP financial measure we use to evaluate our underlying results (see our reconciliation with Diluted EPS and a discussion of our Non-GAAP Financial Measures later in this section), increased 13.4% to $2.29 in 2011 and increased 4.7% to $2.02 in 2010. The increase in 2011 was attributable to a number of factors which we discuss further in this section, including $0.04 related to accounting calendar changes and the inclusion of a 53rd week of shipments.

•

On February 2, 2010, we acquired 71.73% of the outstanding ordinary shares of Cadbury Limited (“Cadbury”) and as of June 1, 2010, we owned 100% of all outstanding Cadbury shares. The Cadbury acquisition was valued at $18,547 million, or $17,503 million net of cash and cash equivalents. We issued 262 million shares of our Class A common stock (“Common Stock”) and paid $10.9 billion in cash. On February 8, 2010, we issued $9.5 billion of senior unsecured notes and primarily used the $9,379 million net proceeds to finance the Cadbury acquisition. See Note 3, Acquisitions and Divestitures, and Note 8, Debt and Borrowing Arrangements, to the consolidated financial statements, for additional details.

•	On December 29, 2010, we repurchased $1.5 billion of our notes due in 2011 and 2012. We paid $1,596 million aggregate consideration, including accrued and unpaid interest, for the accepted notes.

•

On March 1, 2010, we completed the sale of the assets of our North American frozen pizza business to Nestlé USA, Inc. for $3.7 billion. Accordingly, the results of our frozen pizza business have been reflected as discontinued operations on the consolidated statement of earnings for all periods presented.

Discussion and Analysis

Strategy

Over the last several years, we have transformed our portfolio by expanding geographically and building our presence in the fast-growing snacking category. At the same time, we have continued to invest in product quality, marketing and innovation behind our iconic North American brands, while implementing a series of cost saving initiatives. Our Global Snacks Business and the North American Grocery Business now have different future strategic priorities, growth profiles and operational focus. As such, we expect that our proposed spin-off will provide both businesses an opportunity to pursue different strategies and achieve a distinct operational focus and return on investment.

The Global Snacks Business will build upon its strong presence across numerous fast-growing markets, categories, and channels, including the high-margin instant consumption channel. This business will target industry-leading revenue growth, leverage its cost structure through volume growth and improved product mix to drive margin gains, and grow earnings per share in the top-tier of its peer group.

The North American Grocery Business will build on its leading market positions by targeting moderate revenue growth while maintaining a sharp focus on its cost structure and superior execution. This business will target revenue growth in line with its categories, strong margins and free cash flow, and expects to have a highly competitive dividend payout.

Items Affecting Comparability of Financial Results

Acquisitions and Divestitures

Cadbury Acquisition:

On February 2, 2010, we acquired 71.73% of Cadbury Limited (“Cadbury”) and as of June 1, 2010, we owned 100% of all outstanding Cadbury shares. See Note 3, Acquisitions and Divestitures, to the consolidated financial statements for additional information.

As part of our Cadbury acquisition, we incurred and expensed transaction related fees of $218 million in 2010 and $40 million in 2009. We recorded these expenses within selling, general and administrative expenses. We also incurred acquisition financing fees of $96 million in 2010. We recorded these expenses within interest and other expense, net.

To secure EU regulatory approval of the acquisition, we were required to divest certain Cadbury confectionery operations in Poland and Romania. In 2010, we completed the sale of the assets of these businesses and generated $342 million in sale proceeds. The impacts of these divestitures were primarily reflected as adjustments to the Cadbury purchase price allocations.

Cadbury contributed net revenues of $9,143 million and net earnings of $530 million from February 2, 2010 through December 31, 2010. The following unaudited pro forma summary presents Kraft Foods’ consolidated information as if Cadbury had been acquired on January 1, 2009. These amounts were calculated after conversion to U.S. GAAP, applying our accounting policies, and adjusting Cadbury’s results to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment, and intangible assets had been applied from January 1, 2009, together with the consequential tax effects. These adjustments also reflect the additional interest expense incurred on the debt to finance the purchase, and the divestitures of certain Cadbury confectionery operations in Poland and Romania.

	00,000,000,000	00,000,000,000
	Pro forma for the
	Years Ended December 31,
	2010	2009
	(in millions)

Net revenues	$49,770	$47,852
Net earnings attributable to Kraft Foods	3,938	2,586

Our February 2, 2010, Cadbury acquisition was valued at $18,547 million, or $17,503 million net of cash and cash equivalents. As part of that acquisition, we acquired the following assets and assumed the following liabilities (in millions):

00,000,000
Receivables (1)	$1,333
Inventories	1,298
Other current assets	660
Property, plant and equipment	3,293
Goodwill (2)	9,530
Intangible assets (3)	12,905
Other assets	593
Short-term borrowings	(1,206)
Accounts payable	(1,605)
Other current liabilities (4)	(1,866)
Long-term debt	(2,437)
Deferred income taxes	(3,218)
Accrued pension costs	(817)
Other liabilities	(927)
Noncontrolling interest	(33)

(1)	The gross amount of acquired receivables was $1,474 million, of which $141 million was reserved as uncollectable.
(2)	Goodwill will not be deductible for statutory tax purposes and is attributable to Cadbury’s workforce and the significant synergies we expect from the acquisition.
(3)	We acquired $10.3 billion of indefinitely lived intangible assets, primarily trademarks, and $2.6 billion of amortizable intangible assets, primarily customer relationships and technology. Customer relationships will be amortized over approximately 13 years and technology will be amortized over approximately 12 years.
(4)	Within other current liabilities, a reserve for exposures related to taxes of approximately $70 million was established within our Developing Markets segment. The cumulative exposure was approximately $150 million at December 31, 2010.

Pizza Divestiture:

On March 1, 2010, we completed the sale of the assets of our North American frozen pizza business (“Frozen Pizza”) to Nestlé USA, Inc. (“Nestlé”) for $3.7 billion. Our Frozen Pizza business was a component of our U.S. Convenient Meals and Canada & North America Foodservice segments. The sale included the DiGiorno, Tombstone and Jack’s brands in the U.S., the Delissio brand in Canada and the California Pizza Kitchen trademark license. It also included two Wisconsin manufacturing facilities (Medford and Little Chute) and the leases for the pizza depots and delivery trucks. Approximately 3,600 of our employees transferred with the business to Nestlé. Accordingly, the results of our Frozen Pizza business have been reflected as discontinued operations on the consolidated statement of earnings for all periods presented. As a result of the divestiture, we recorded a gain on discontinued operations of $1,596 million, or $0.92 per diluted share, in 2010.

Pursuant to the Frozen Pizza business Transition Services Agreement, we agreed to provide certain sales, co-manufacturing, distribution, information technology, accounting and finance services to Nestlé for up to two years. As of December 31, 2011, these service agreements were substantially complete.

Summary results of operations for the Frozen Pizza business through March 1, 2010 were as follows:

	00,000,000,000	00,000,000,000
	For the Years Ended December 31,
	2010	2009
	(in millions)

Net revenues	$335	$1,632

Earnings before income taxes	73	341
Provision for income taxes	(25)	(123)
Gain on discontinued operations, net of income taxes	1,596	–

Earnings and gain from discontinued operations, net of income taxes	$1,644	$218

Earnings before income taxes as presented exclude associated allocated overheads of $25 million in 2010 and $108 million in 2009. The 2010 gain on discontinued operations from the sale of the Frozen Pizza business included tax expense of $1.2 billion.

The following assets of the Frozen Pizza business were included in the Frozen Pizza divestiture (in millions):

00,000,000
Inventories, net	$102
Property, plant and equipment, net	317
Goodwill	475

Divested assets of the Frozen Pizza business	$894

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

The aggregate operating results of the divestitures discussed above, other than the divestiture of the Frozen Pizza business, were not material to our financial statements in any of the periods presented. Refer to Note 16, Segment Reporting, for details of the gains and losses on divestitures by segment.

Integration Program and Cost Savings Initiatives

Integration Program

Our combination with Cadbury continues to have the potential for meaningful synergies and costs savings. We now expect to recognize approximately $800 million of cost savings by the end of the third year following completion of the acquisition, up from our original estimate of $750 million. Additionally, we expect to create revenue synergies from investments in distribution, marketing and product development. In order to achieve these cost savings and synergies, we expect to incur total integration charges of approximately $1.5 billion in the first three years following the acquisition to combine and integrate the two businesses (the “Integration Program”).

Integration Program costs include the costs associated with combining our operations with Cadbury’s and are separate from the costs related to the acquisition. We incurred charges under the Integration Program of $521 million in 2011 and $657 million in 2010. We recorded these charges primarily in operations as a part of selling, general and administrative expenses within our Kraft Foods Europe and Kraft Foods Developing Markets segments, as well as general corporate expenses. Since the inception of the Integration Program, we have incurred approximately $1.2 billion of the $1.5 billion in expected charges. At December 31, 2011, we had an accrual of $346 million related to the Integration Program. See Note 7, Integration Program and Cost Savings Initiatives, to the consolidated financial statements for additional information.

Cost Savings Initiatives

Cost savings initiatives generally include exit, disposal and other project costs and consisted of the following specific initiatives:

•

In 2011, we recorded a $64 million charge primarily within the segment operating income of Kraft Foods Europe and related to severance benefits provided to terminated employees and charges in connection with Kraft Foods Europe reorganization. We also reversed $37 million of cost savings initiative program costs across all segments except Kraft Foods Europe.

•	In 2010, we recorded $170 million primarily within the segment operating income of Kraft Foods Europe and Canada & N.A. Foodservice and in connection with the Kraft Foods Europe reorganization.
•

In 2009, we recorded $318 million primarily for severance benefits provided to terminated employees, associated benefit plan costs and other related activities. These were recorded in operations, primarily within the segment operating income of Kraft Foods Europe, with the remainder spread across all other segments.

Within our Integration Program and cost savings initiatives, we include certain costs along with exit and disposal costs that are directly attributable to these activities and do not qualify for treatment as exit or disposal costs under U.S. GAAP. These costs, which we commonly refer to as other project costs or implementation costs, generally include the integration and reorganization of operations and facilities, the discontinuance of certain product lines and the incremental expenses related to the closure of facilities. We believe the disclosure of these charges within our operating income provides greater transparency of the impact of these programs and initiatives on our operating results.

Starbucks CPG Business

On March 1, 2011, the Starbucks Coffee Company (“Starbucks”), without our authorization and in what we contend is a violation and breach of our agreements with Starbucks, took control of the Starbucks packaged coffee business (“Starbucks CPG business”) in grocery stores and other channels, after alleging we had breached the Supply and License Agreement. The dispute is pending Arbitration in Chicago, Illinois. We are seeking appropriate remedies, including but not limited to payment of the fair market value of the Supply and License Agreement plus the premium this agreement specifies. Starbucks has counterclaimed for unspecified damages. The arbitration proceeding is set to begin on July 11, 2012 and is expected to conclude on July 31, 2012. The results of the Starbucks CPG business were included primarily in our U.S. Beverage and Canada and N.A. Foodservice segments through March 1, 2011.

Accounting Calendar Changes in 2011 and 2010

The majority of our operating subsidiaries report results as of the last Saturday of the year. A portion of our international operating subsidiaries report results as of the last calendar day or the last Saturday of the year. Because a significant number of our operating subsidiaries report results on the last Saturday of the year and this year, that day fell on December 31, our results included an extra week (“53rd week”) of operating results than in the prior two years which had 52-weeks.

In 2011, we changed the consolidation date for certain operations of our Kraft Foods Europe segment and in the Latin America and Central and Eastern Europe, Middle East and Africa (“CEEMA”) regions within our Kraft Foods Developing Markets segment. Previously, these operations primarily reported results two weeks prior to the end of the period. Now, our Kraft Foods Europe segment reports results as of the last Saturday of each period. Our operations in Latin America and certain operations in CEEMA report results as of the last calendar day of the period or the last Saturday of the period. These changes and the 53rd week in 2011 resulted in a favorable impact to net revenues of approximately $920 million and a favorable impact of approximately $150 million to operating income in 2011.

In 2010, we changed the consolidation date for certain European biscuits operations, which are included within our Kraft Foods Europe segment, and certain operations in Asia Pacific and Latin America within our Kraft Foods Developing Markets segment. Previously, these operations primarily reported period-end results one month or two weeks prior to the end of the period. Kraft Foods Europe moved the reporting of these operations to two weeks prior to the end of the period, and Asia Pacific and Latin America moved the reporting of these operations to the last day of the period. These changes resulted in a favorable impact to net revenues of approximately $200 million and had an insignificant impact on operating income in 2010.

We believe these changes are preferable and will improve business planning and financial reporting by better matching the close dates of the operating subsidiaries within our Kraft Foods Europe segment and Kraft Foods Developing Markets segment and by bringing the reporting date closer to the period-end date. As the effect to prior-period results was not material, we have not revised prior-period results.

Provision for Income Taxes

Our effective tax rate was 25.7% in 2011, 31.5% in 2010, and 28.8% in 2009. Our 2011 effective tax rate was favorably impacted by net tax benefits of $199 million from discrete one-time events, primarily from the revaluation of U.K. deferred tax assets and liabilities resulting from tax legislation enacted in 2011 that reduced U.K. corporate income tax rates, the reversal of valuation allowances on certain foreign deferred tax assets that are now expected to be realized, and the net favorable impact from various U.S. federal, U.S. state and foreign tax audit developments during the year. The 2011 effective tax rate also reflects increased tax benefits from operations outside the United States, which are generally taxed at lower rates than the U.S statutory rate of 35 percent. The mix of pretax income from these various foreign jurisdictions can have a significant impact on our effective tax rate. The fourth quarter and full year tax rate benefited from lower than projected taxes on our earnings outside the U.S., and the fourth quarter was also favorable due to a true-up of prior quarter estimates to a lower actual tax expense reported by these operations.

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

Consolidated Results of Operations

The following discussion compares our consolidated results of operations for 2011 with 2010, and for 2010 with 2009.

2011 compared with 2010

	00,000,000	00,000,000	00,000,000	00,000,000
	For the Years Ended
	December 31,
	2011	2010	$ change	% change
	(in millions, except per share data)

Net revenues	$54,365	$49,207	$5,158	10.5%

Operating income	6,657	5,666	991	17.5%

Earnings from continuing operations	3,547	2,495	1,052	42.2%

Net earnings attributable to Kraft Foods	3,527	4,114	(587)	(14.3%)

Diluted earnings per share from continuing operations attributable to Kraft Foods	1.99	1.44	0.55	38.2%

Diluted earnings per share attributable to Kraft Foods	1.99	2.39	(0.40)	(16.7%)

Net Revenues – Net revenues increased $5,158 million (10.5%) to $54,365 million in 2011, and organic net revenues (1) increased $3,170 million (6.6%) to $51,533 million as follows.

	00,000,000
Change in net revenues (by percentage point)
Higher net pricing	6.0	pp
Favorable volume/mix	0.6	pp

Total change in organic net revenues (1)	6.6%
Favorable foreign currency	2.4	pp
Impact of the Cadbury acquisition (2)	1.4	pp
Impact of accounting calendar changes (including the 53rd week of shipments)	1.4	pp
Impact of divestitures (including for reporting purposes the Starbucks CPG business)	(1.3	)pp

Total change in net revenues	10.5%

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.
(2)	Impact of acquisition reflects the incremental January 2011 operating results from our Cadbury acquisition.

Organic net revenue growth was driven primarily by higher net pricing as well as favorable volume/mix. Higher net pricing was reflected across all reportable business segments as we increased pricing to offset higher input costs. Favorable volume/mix was driven primarily by higher shipments in Kraft Foods Developing Markets. Favorable foreign currency increased net revenues by $1,165 million, due primarily to the strength of the euro, Australian dollar, Canadian dollar, Brazilian real, Swedish krona, British pound, Swiss franc and Russian ruble versus the U.S. dollar. The Cadbury acquisition, due to the incremental January 2011 operating results, added $697 million in net revenues. Accounting calendar changes (including the 53rd week of shipments in 2011 and excluding the effects of foreign currency) added $880 million in net revenues in 2011, as compared to $193 million in 2010. These gains were partially offset by the impact of divestitures (including for reporting purposes the Starbucks CPG business).

Operating Income – Operating income increased $991 million (17.5%) to $6,657 million in 2011, due to the following:

	00,000,000	00,000,000
	Operating
	Income	Change
	(in millions)	(percentage point)

Operating Income for the Year Ended December 31, 2010	$5,666
Integration Program costs	646	12.0	pp
2010 acquisition-related costs associated with Cadbury	273	4.7	pp

Underlying Operating Income for the Year Ended December 31, 2010 (1)	$6,585

Higher net pricing	2,914	45.3	pp
Higher input costs	(2,540)	(39.4	)pp
Favorable volume/mix	136	2.1	pp
Higher selling, general and administrative expenses	(6)	(0.1	)pp
Favorable foreign currency	178	2.7	pp
Increased operating income from accounting calendar changes including the 53rd week of shipments	129	2.0	pp
Incremental operating income from the Cadbury acquisition(2)	83	1.2	pp
Lower net asset impairment and exit costs	25	0.4	pp
Change in unrealized gains/losses on hedging activities	(167)	(2.6	)pp
Decreased operating income from divestitures (including for reporting purposes the Starbucks CPG business)	(134)	(2.2	)pp
Other, net	21	0.3	pp

Total change in underlying operating income	639	9.7%

Underlying Operating Income for the Year Ended December 31, 2011 (1)	$7,224
Integration Program costs	$(521)	(8.2	)pp
Costs associated with the proposed spin-off of the North America Grocery Business	(46)	(0.7	)pp

Operating Income for the Year Ended December 31, 2011	$6,657	17.5%

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.
(2)	Impact of acquisition reflects the incremental January 2011 operating results from our Cadbury acquisition.

Higher pricing outpaced increased input costs during 2011. The increase in input costs was driven by significantly higher raw material costs, partially offset by lower manufacturing costs. Favorable volume/mix was driven by a strong contribution from Kraft Foods Developing Markets, partially offset by a net decline for the segments within Kraft Foods North America. Total selling, general and administrative expenses increased $139 million from 2010. Excluding the impacts of divestitures (including for reporting purposes the Starbucks CPG business), foreign currency, accounting calendar changes, our Cadbury acquisition (including Integration Program and acquisition-related costs) and the costs associated with the proposed spin-off of the North American Grocery Business, selling, general and administrative expenses increased $6 million from 2010. Favorable foreign currency increased operating income by $178 million, due primarily to the strength of the euro, Australian dollar, Canadian dollar and Brazilian real versus the U.S. dollar. Accounting calendar changes (including the 53rd week of shipments in 2011 and excluding the effects of foreign currency) added $129 million in operating income, as we realized operating income from accounting calendar changes of $152 million in 2011, versus $23 million in 2010. The Cadbury acquisition, due to the incremental January 2011 operating results, increased operating income by $83 million. During 2011, we reversed $7 million in restructuring program charges recorded in prior years, versus a reversal of $37 million in restructuring program charges recorded in prior years during 2010. We recorded asset impairment charges of $55 million in 2010 related to intangible assets in China and the Netherlands and on a biscuit plant and related property, plant and equipment in France. The change in unrealized gains/losses on hedging activities decreased operating income by $167 million, as we recognized losses of $100 million in 2011, versus gains of $67 million in 2010. The impact of divestitures, including for reporting purposes the Starbucks CPG business and the 2010 divestitures of certain Cadbury confectionery operations in Poland and Romania, decreased operating income by $134 million. As a result of the net effect of these drivers, operating income margin increased, from 11.5% in 2010 to 12.2% in 2011. The margin gain was driven primarily by overhead leverage and lower corporate expenses reflecting lower acquisition-related costs, which more than offset the decline in gross profit margin, driven primarily by the impact of the higher revenue base on the margin calculation.

Net Earnings and Earnings per Share Attributable to Kraft Foods – Net earnings attributable to Kraft Foods of $3,527 million decreased by $587 million (14.3%) in 2011. Diluted EPS from continuing operations attributable to Kraft Foods were $1.99 in 2011, up 38.2% from $1.44 in 2010. Diluted EPS attributable to Kraft Foods were $1.99 in 2011, down 16.7% from $2.39 in 2010, due to the following:

00,000,000
Diluted EPS

Diluted EPS Attributable to Kraft Foods for the Year Ended December 31, 2010	$2.39
2010 gain on the divestiture of our Frozen Pizza business	0.92
Discontinued operations	0.03

Diluted EPS Attributable to Kraft Foods from Continuing Operations for the Year Ended December 31, 2010	1.44
Acquisition-related costs	0.12
Acquisition-related interest and other expense, net	0.09
Integration Program costs	0.29
U.S. health care legislation impact on deferred taxes	0.08

Operating EPS for the Year Ended December 31, 2010 (1)	2.02
Increases in operations	0.21
Increases in operations from accounting calendar changes including the 53rd week of shipments	0.04
Increases in operations from the Cadbury acquisition (2)	0.03
Decreased operating income from divestitures (including for reporting purposes the Starbucks CPG business)	(0.05)
Change in unrealized gains/losses on hedging activities	(0.06)
Lower net asset impairments and exit costs	0.01
Favorable foreign currency	0.06
Higher interest and other expense, net (3)	(0.04)
Changes in taxes (4)	0.13
Higher shares outstanding	(0.06)

Operating EPS for the Year Ended December 31, 2011 (1)	2.29
Integration Program costs	(0.28)
Costs associated with the proposed spin-off of the North America Grocery Business	(0.02)

Diluted EPS Attributable to Kraft Foods for the Year Ended December 31, 2011	$1.99

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.
(2)	Impact of acquisition reflects the incremental January 2011 operating results from our Cadbury acquisition.
(3)	Excludes impacts of acquisition-related interest and other expense, net, and includes a loss of $157 million related to several interest rate swaps that settled in 2011.
(4)	Excludes the impact of the 2010 U.S. health care legislation on deferred taxes.

2010 compared with 2009

	00,000,000	00,000,000	00,000,000	00,000,000
	For the Years Ended
	December 31,
	2010	2009	$ change	% change
	(in millions, except per share data)

Net revenues	$49,207	$38,754	$10,453	27.0%

Operating income	5,666	5,183	483	9.3%

Earnings from continuing operations	2,495	2,810	(315)	(11.2%)

Net earnings attributable to Kraft Foods	4,114	3,021	1,093	36.2%

Diluted earnings per share from continuing operations attributable to Kraft Foods	1.44	1.89	(0.45)	(23.8%)

Diluted earnings per share attributable to Kraft Foods	2.39	2.03	0.36	17.7%

Net Revenues – Net revenues increased $10,453 million (27.0%) to $49,207 million in 2010, and organic net revenues (1) increased $1,229 million (3.2%) to $39,874 million as follows.

	00,000,000
Change in net revenues (by percentage point)
Higher net pricing	1.0	pp
Favorable volume/mix	2.2	pp

Total change in organic net revenues (1)	3.2%
Impact of the Cadbury Acquisition	23.6	pp
Impact of accounting calendar changes	0.6	pp
Unfavorable foreign currency	(0.1	)pp
Impact of divestitures	(0.3	)pp

Total change in net revenues	27.0%

(1)	Please see the Non-GAAP Financial Measures section at the end of this item. In 2011, we revised our organic net revenue to exclude the effect of accounting calendar changes as the impact from new accounting calendar changes was significant in 2011. As such, we have conformed our 2010 organic net revenues to be consistent with the current year presentation.

Organic net revenue growth was driven by favorable volume/mix and higher net pricing. Favorable volume/mix was driven by higher base business shipments across all reportable business segments, except U.S. Cheese and U.S. Grocery. Higher net pricing was reflected across all reportable business segments, except Kraft Foods Europe and U.S. Snacks, as we increased pricing to offset higher input costs. The Cadbury acquisition added $9,143 million in net revenues and accounting calendar changes (excluding the effects of foreign currency) added $201 million in net revenues in 2010. These gains were partially offset by the impact of divestitures and unfavorable foreign currency. Foreign currency negatively affected net revenue in 2010 due primarily to the impacts of the highly inflationary Venezuelan economy and the strength of the U.S. dollar against the euro, partially offset by the strength of the Canadian dollar, Brazilian real, Australian dollar and Russian ruble against the U.S. dollar.

Operating Income – Operating income increased $483 million (9.3%) to $5,666 million in 2010, due to the following:

	00,000,000	00,000,000
	Operating
	Income	Change
	(in millions)	(percentage point)

Operating Income for the Year Ended December 31, 2009	$5,183
2009 acquisition-related costs associated with Cadbury	40	0.9	pp

Underlying Operating Income for the Year Ended December 31, 2009 (1)	$5,223

Higher input costs	(477)	(8.5	)pp
Higher pricing	403	7.2	pp
Favorable volume/mix	422	7.6	pp
Lower selling, general and administrative expenses	72	1.5	pp
Increased operating income from the Cadbury acquisition	1,139	21.8	pp
Increased operating income from accounting calendar changes	25	0.5	pp
Change in unrealized gains/losses on hedging activities	(136)	(2.3	)pp
Higher net asset impairment and exit costs	(82)	(1.6	)pp
Unfavorable foreign currency	(8)	(0.1	)pp
Other, net	4	–

Total change in underlying operating income	1,362	26.1%

Underlying Operating Income for the Year Ended December 31, 2010 (1)	$6,585
Integration Program costs	(646)	(12.5	)pp
2010 acquisition-related costs associated with Cadbury	(273)	(5.2	)pp

Operating Income for the Year Ended December 31, 2010	$5,666	9.3%

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.

Input cost increases outpaced pricing during the year. Higher raw material costs more than offset lower manufacturing costs and higher pricing was driven by the increased input costs we experienced during the year. The favorable volume/mix was driven primarily by strong contributions from Kraft Foods Developing Markets, Kraft Foods Europe, U.S. Beverages and U.S. Convenient Meals, partially offset by declines in U.S. Grocery, U.S. Cheese and U.S. Snacks. Total selling, general and administrative expenses increased $3,217 million from 2009. Excluding the impacts of divestitures, foreign currency, accounting calendar changes and our Cadbury acquisition (including Integration Program and acquisition-related costs), selling, general and administrative expenses decreased $72 million versus the prior year. The Cadbury acquisition increased operating income by $1,139 million. Accounting calendar changes (excluding the effects of foreign currency) added $25 million in operating income. The change in unrealized gains/losses on hedging activities also decreased operating income by $136 million, as we recognized gains of $67 million in 2010, versus gains of $203 million in 2009. During 2010, we reversed $37 million in restructuring program charges recorded in prior years, versus a reversal of $85 million in restructuring program charges recorded in prior years during 2009. We recorded asset impairment charges of $55 million in 2010 related to intangible assets in China and the Netherlands and on a biscuit plant and related property, plant and equipment in France, versus asset impairment charges of $21 million related to intangible assets in the Netherlands and to write off an investment in Norway that were recorded in 2009. In addition, unfavorable foreign currency decreased operating income by $8 million, due primarily to the impacts of the highly inflationary Venezuelan economy and the strength of the U.S. dollar against the euro, partially offset by the strength of the Canadian dollar, Brazilian real, Korean won and Australian dollar against the U.S. dollar. As a result of the net effect of these drivers, operating income margin decreased from 13.4% in 2009 to 11.5% in 2010. The margin decline was driven primarily by higher corporate expenses reflecting acquisition-related costs and Integration Program costs, as the decline in gross profit margin, due to increased input costs outpacing pricing, was essentially offset by overhead leverage.

Net Earnings and Earnings per Share Attributable to Kraft Foods – Net earnings attributable to Kraft Foods of $4,114 million increased by $1,093 million (36.2%) in 2010. Diluted EPS from continuing operations attributable to Kraft Foods were $1.44 in 2010, down 23.8% from $1.89 in 2009. Diluted EPS attributable to Kraft Foods were $2.39 in 2010, up 17.7% from $2.03 in 2009, due to the following:

00,000,000
Diluted EPS

Diluted EPS Attributable to Kraft Foods for the Year Ended December 31, 2009	$2.03
Discontinued operations	0.14

Diluted EPS Attributable to Kraft Foods from Continuing Operations for the Year Ended December 31, 2009	1.89
Acquisition-related costs	0.04

Operating EPS(1) for the Year Ended December 31, 2009	1.93

Increases in operations	0.22
Increases in operations from the Cadbury acquisition	0.45
Change in unrealized gains on hedging activities	(0.06)
Higher net asset impairments and exit costs	(0.04)
Lower gains on divestitures	(0.04)
Change in foreign currency	–
Higher interest and other expense, net (2)	(0.25)
Changes in taxes (3)	0.05
Higher shares outstanding	(0.24)

Operating EPS(1) for the Year Ended December 31, 2010	2.02

Acquisition-related costs	(0.12)
Acquisition-related interest and other expense, net	(0.09)
Integration Program costs	(0.29)
U.S. health care legislation impact on deferred taxes	(0.08)

Diluted EPS Attributable to Kraft Foods from Continuing Operations for the Year Ended December 31, 2010	1.44
2010 gain on the divestiture of our Frozen Pizza business	0.92
Discontinued operations	0.03

Diluted EPS Attributable to Kraft Foods for the Year Ended December 31, 2010	$2.39

(1)	Please see the Non-GAAP Financial Measures section at the end of this Item.
(2)	Excludes impacts of acquisition-related interest and other expense, net.
(3)	Excludes the impacts of the 2010 U.S. health care legislation on deferred taxes and includes the impacts of the U.S. federal tax audit agreements in both 2010 and 2009.

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

The following discussion compares our results of operations for each of our reportable segments for 2011 with 2010, and for 2010 with 2009.

	00,000,000	00,000,000	00,000,000
	For the Years Ended December 31,
	2011	2010	2009
	(in millions)

Net revenues:
Kraft Foods North America:
U.S. Beverages	$3,006	$3,212	$3,057
U.S. Cheese	3,810	3,528	3,605
U.S. Convenient Meals	3,328	3,131	3,029
U.S. Grocery	3,563	3,398	3,453
U.S. Snacks	6,329	6,001	4,964
Canada & N.A. Foodservice	5,152	4,696	3,922
Kraft Foods Europe	13,356	11,628	8,768
Kraft Foods Developing Markets	15,821	13,613	7,956

Net revenues	$54,365	$49,207	$38,754

	00,000,000	00,000,000	00,000,000
	For the Years Ended December 31,
	2011	2010	2009
	(in millions)
Operating income:
Kraft Foods North America:
U.S. Beverages	$450	$564	$511
U.S. Cheese	629	598	667
U.S. Convenient Meals	319	268	234
U.S. Grocery	1,240	1,164	1,146
U.S. Snacks	847	845	723
Canada & N.A. Foodservice	682	582	462
Kraft Foods Europe	1,406	1,115	785
Kraft Foods Developing Markets	2,053	1,577	936
Unrealized gains / (losses) on hedging activities	(100)	67	203
Certain U.S. pension plan costs	(206)	(179)	(165)
General corporate expenses	(438)	(724)	(293)
Amortization of intangibles	(225)	(211)	(26)

Operating income	$6,657	$5,666	$5,183

As discussed in Note 16, Segment Reporting, we use segment operating income to evaluate segment performance and allocate resources. We believe it is appropriate to disclose this measure to help investors analyze segment performance and trends. Segment operating income excludes unrealized gains and losses on hedging activities (which are a component of cost of sales), certain components of our U.S. pension plan cost (which are a component of cost of sales and selling, general and administrative expenses), general corporate expenses (which are a component of selling, general and administrative expenses) and amortization of intangibles for all periods presented. We exclude the unrealized gains and losses on hedging activities from segment operating income in order to provide better transparency of our segment operating results. Once realized, the gains and losses on hedging activities are recorded within segment operating results. We exclude certain components of our U.S. pension plan cost from segment operating income because we centrally manage pension plan funding decisions and the determination of discount rate, expected rate of return on plan assets and other actuarial assumptions. Therefore, we allocate only the service cost component of our U.S. pension plan expense to segment operating income.

On March 1, 2011, Starbucks, without our authorization and in what we contend is a violation and breach of our agreements with Starbucks, took control of the Starbucks CPG business in grocery stores and other channels, after alleging we had breached the Supply and License Agreement. The dispute is pending Arbitration in Chicago, Illinois. We are seeking appropriate remedies, including but not limited to payment of the fair market value of the Supply and License Agreement plus the premium this agreement specifies. Starbucks has counterclaimed for unspecified damages. The arbitration proceeding is set to begin on July 11, 2012 and is expected to conclude on July 31, 2012. The results of the Starbucks CPG business were included primarily in our U.S. Beverage and Canada and N.A. Foodservice segments through March 1, 2011.

In 2011, the unfavorable $100 million net change in unrealized gains (losses) on hedging activities primarily resulted from higher commodity hedge losses, partially offset by gains on currency forward contracts. In 2010, the favorable $67 million net change in unrealized gains (losses) on hedging activities primarily resulted from gains associated with commodity hedge contracts. In 2009, the favorable $203 million net change in unrealized gains (losses) on hedging activities primarily resulted from 2008 unrealized losses on energy derivatives becoming realized in 2009 and therefore, included in segment operating income.

The 2011 decrease in general corporate expenses was due primarily to Cadbury acquisition-related transaction fees in the prior year and lower Integration Program costs. The 2010 increase in general corporate expenses was primarily due to acquisition-related transaction fees, Integration Program costs and the impact of Cadbury’s corporate charges. We incurred acquisition-related transaction fees of $218 million in 2010 and $40 million in 2009. We recorded these charges in operations as part of general corporate expenses. In 2009, general corporate expenses included $50 million of charges for legal matters related to certain of our European operations.

U.S. Beverages

	00,000,000	00,000,000	00,000,000	00,000,000
	For the Years Ended
	December 31,
	2011	2010	$ change	% change
	(in millions)

Net revenues	$3,006	$3,212	$(206)	(6.4%)
Segment operating income	450	564	(114)	(20.2%)

	For the Years Ended
	December 31,
	2010	2009	$ change	% change
	(in millions)

Net revenues	$3,212	$3,057	$155	5.1%
Segment operating income	564	511	53	10.4%

2011 compared with 2010:

Net revenues decreased $206 million (6.4%), due to the impact of the Starbucks CPG business cessation (14.5 pp) and unfavorable volume/mix (0.2 pp), partially offset by higher net pricing (6.9 pp) and the impact of the 53rd week of shipments (1.4 pp). Unfavorable volume/mix was driven primarily by lower shipments in mainstream coffee, primarily Maxwell House, and Gevalia coffee, partially offset by the introduction of MiO liquid concentrate and higher shipments in ready-to-drink beverages, primarily Capri Sun and Kool-Aid, and Tassimo coffee. Higher net pricing was due primarily to input cost-driven pricing in coffee.

Segment operating income decreased $114 million (20.2%), due primarily to the impact of the Starbucks CPG business cessation. Remaining effects of higher net pricing, lower manufacturing costs, favorable volume mix, the impact of the 53rd week of shipments and lower advertising and consumer promotion costs, more than offset higher raw material costs and higher other selling, general and administrative expenses.

2010 compared with 2009:

Net revenues increased $155 million (5.1%), due to favorable volume/mix (4.5 pp) and higher net pricing (0.6 pp). Favorable volume/mix was driven primarily by higher shipments in ready-to-drink beverages, primarily Kool-Aid and Capri Sun; coffee, primarily Maxwell House, Starbucks and Tassimo; and powdered beverages, primarily Tang.

Segment operating income increased $53 million (10.4%), due to favorable volume/mix, lower manufacturing costs, higher net pricing and lower other selling, general and administrative expenses, partially offset by higher raw material costs and higher advertising and consumer promotion costs.

U.S. Cheese

	00,000,000	00,000,000	00,000,000	00,000,000
	For the Years Ended
	December 31,
	2011	2010	$ change	% change
	(in millions)

Net revenues	$3,810	$3,528	$282	8.0%
Segment operating income	629	598	31	5.2%

	For the Years Ended
	December 31,
	2010	2009	$ change	% change
	(in millions)

Net revenues	$3,528	$3,605	$(77)	(2.1%)
Segment operating income	598	667	(69)	(10.3%)

2011 compared with 2010:

Net revenues increased $282 million (8.0%), due to higher net pricing (8.2 pp) and the impact of the 53rd week of shipments (1.3 pp), partially offset by unfavorable volume/mix (1.1 pp) and the impact of divestitures (0.4 pp). Higher net pricing, across most major cheese categories, was due to input cost-driven pricing. Unfavorable volume/mix was driven primarily by lower shipments in sandwich, cream cheese and recipe cheese categories, partially offset by higher shipments in cultured, natural cheese and grated cheese categories.

Segment operating income increased $31 million (5.2%), due primarily to higher net pricing, lower other selling, general and administrative expenses (including a termination fee received due to the restructuring of a service contract), lower manufacturing costs, the impact of the 53rd week of shipments and the 2010 loss on the divestiture of our Bagelfuls operations, partially offset by higher raw material costs (primarily higher dairy costs), unfavorable volume/mix and higher advertising and consumer promotion costs.

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

Segment operating income decreased $69 million (10.3%), due to higher raw material costs (primarily higher dairy costs), unfavorable volume/mix, higher advertising and consumer promotion costs and a loss on the divestiture of our Bagelfuls operations, partially offset by higher net pricing, lower manufacturing costs, lower other selling, general and administrative expenses and the impact of divestitures.

U.S. Convenient Meals

	00,000,000	00,000,000	00,000,000	00,000,000
	For the Years Ended
	December 31,
	2011	2010	$ change	% change
	(in millions)

Net revenues	$3,328	$3,131	$197	6.3%
Segment operating income	319	268	51	19.0%

	For the Years Ended
	December 31,
	2010	2009	$ change	% change
	(in millions)

Net revenues	$3,131	$3,029	$102	3.4%
Segment operating income	268	234	34	14.5%

2011 compared with 2010:

Net revenues increased $197 million (6.3%), due to higher net pricing (5.9 pp) and the impact of the 53rd week of shipments (1.4 pp), partially offset by unfavorable volume/mix (1.0 pp). Higher net pricing was due to input cost-driven pricing primarily related to bacon, cold cuts, hot dogs and Lunchables combination meals. Unfavorable volume/mix was driven primarily by lower shipments in bacon and hot dogs, partially offset by higher shipments in cold cuts and Lunchables combination meals.

Segment operating income increased $51 million (19.0%), due primarily to higher net pricing, lower manufacturing costs, lower other selling, general and administrative expenses and the impact of the 53rd week of shipments, partially offset by higher raw material costs, higher advertising and consumer promotion costs and unfavorable volume/mix.

2010 compared with 2009:

Net revenues increased $102 million (3.4%), due to favorable volume/mix (3.1 pp) and higher net pricing (0.3 pp). Favorable volume/mix was driven by higher shipments in hot dogs, Lunchables combination meals and cold cuts. Higher net pricing was driven by input-cost driven pricing, mostly offset by increased promotional spending.

Segment operating income increased $34 million (14.5%), due to lower other selling, general and administrative expenses, lower manufacturing costs, favorable volume/mix and higher net pricing, partially offset by higher raw material costs and higher advertising and consumer promotion costs.

U.S. Grocery

	00,000,000	00,000,000	00,000,000	00,000,000
	For the Years Ended
	December 31,
	2011	2010	$ change	% change
	(in millions)

Net revenues	$3,563	$3,398	$165	4.9%
Segment operating income	1,240	1,164	76	6.5%

	For the Years Ended
	December 31,
	2010	2009	$ change	% change
	(in millions)

Net revenues	$3,398	$3,453	$(55)	(1.6%)
Segment operating income	1,164	1,146	18	1.6%

2011 compared with 2010:

Net revenues increased $165 million (4.9%), due to higher net pricing (6.4 pp) and the impact of the 53rd week of shipments (1.4 pp), partially offset by unfavorable volume/mix (2.9 pp). Higher net pricing was reflected across most grocery categories including spoonable dressings, Kraft macaroni and cheese dinners, dry packaged desserts and ready-to-eat desserts. Unfavorable volume/mix was driven by lower shipments, primarily spoonable dressings, ready-to-eat desserts, barbecue sauces, dessert toppings and dry packaged desserts, partially offset by the introduction of Planters peanut butter and higher shipments in Kraft macaroni and cheese dinners.

Segment operating income increased $76 million (6.5%), due primarily to higher net pricing, lower manufacturing costs, the impact of the 53rd week of shipments, lower advertising and consumer promotion costs and lower other selling, general and administrative expenses, partially offset by higher raw material costs and unfavorable volume/mix.

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

Segment operating income increased $18 million (1.6%), due primarily to higher net pricing, lower manufacturing costs and lower other selling, general and administrative expenses, partially offset by unfavorable volume/mix and higher advertising and consumer promotion costs.

U.S. Snacks

	00,000,000	00,000,000	00,000,000	00,000,000
	For the Years Ended
	December 31,
	2011	2010	$ change	% change
	(in millions)

Net revenues	$6,329	$6,001	$328	5.5%
Segment operating income	847	845	2	0.2%

	For the Years Ended
	December 31,
	2010	2009	$ change	% change
	(in millions)

Net revenues	$6,001	$4,964	$1,037	20.9%
Segment operating income	845	723	122	16.9%

2011 compared with 2010:

Net revenues increased $328 million (5.5%), due to higher net pricing (5.0 pp), our Cadbury acquisition (1.3 pp) and the impact of the 53rd week of shipments (1.1 pp), partially offset by unfavorable volume/mix (1.9 pp). Biscuits net revenues increased, due to higher net pricing, the impact of the 53rd week of shipments and favorable volume/mix. Biscuits favorable volume/mix was due primarily to higher shipments in cookies (primarily Chips Ahoy!, Oreo and Newtons), partially offset by lower shipments in crackers (primarily Premium, Ritz, 100 Calorie Packs and Triscuit). Snack nuts net revenues increased, due to higher net pricing and the impact of the 53rd week of shipments, partially offset by unfavorable volume/mix. Confectionery net revenues increased, due to our Cadbury acquisition (incremental January 2011 operating results) and higher net pricing, partially offset by unfavorable volume/mix, due primarily to lower shipments in gum and candy.

Segment operating income increased $2 million (0.2%), due to higher net pricing, lower other selling, general and administrative expenses, the impact of the 53rd week of shipments, our Cadbury acquisition due to the incremental January 2011 operating results and lower acquisition-related costs, partially offset by higher raw material costs, unfavorable volume/mix, higher manufacturing costs and higher Integration Program costs.

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

Segment operating income increased $122 million (16.9%), due primarily to our Cadbury acquisition (including Integration Program and acquisition-related costs), the favorable resolution of a settlement relating to the 2009 pistachio product recall, lower manufacturing costs and lower other selling, general and administrative expenses. These favorable variances were partially offset by higher raw material costs, higher advertising and consumer promotion costs, unfavorable volume/mix, the 2009 gain on the divestiture of our Balance bar operations in the U.S., the impact of divestitures and lower net pricing.

Canada & N.A. Foodservice

	00,000,000	00,000,000	00,000,000	00,000,000
	For the Years Ended
	December 31,
	2011	2010	$ change	% change
	(in millions)

Net revenues	$5,152	$4,696	$456	9.7%
Segment operating income	682	582	100	17.2%

	For the Years Ended
	December 31,
	2010	2009	$ change	% change
	(in millions)

Net revenues	$4,696	$3,922	$774	19.7%
Segment operating income	582	462	120	26.0%

2011 compared with 2010:

Net revenues increased $456 million (9.7%), due to higher net pricing (5.3 pp), favorable foreign currency (2.9 pp), the impact of the 53rd week of shipments (1.2 pp) and our Cadbury acquisition (0.9 pp), partially offset by the impact of divestitures (including for reporting purposes the Starbucks CPG business) (0.4 pp) and unfavorable volume/mix (0.2 pp). In Canada, net revenues increased, driven primarily by favorable foreign currency, higher net pricing, our Cadbury acquisition and the impact of the 53rd week of shipments, partially offset by unfavorable volume/mix, reflecting volume declines across most retail businesses, except grocery and cheese, and the impact of divestitures (including for reporting purposes the Starbucks CPG business). In N.A. Foodservice, net revenues increased, driven primarily by higher net pricing, favorable volume/mix, the impact of the 53rd week of shipments, favorable foreign currency and our Cadbury acquisition.

Segment operating income increased $100 million (17.2%), due primarily to higher net pricing, lower manufacturing costs, favorable foreign currency, our Cadbury acquisition due to the incremental January 2011 operating results and the impact of the 53rd week of shipments, partially offset by higher raw material costs and unfavorable volume/mix.

2010 compared with 2009:

Net revenues increased $774 million (19.7%), due to our Cadbury acquisition (11.1 pp), the significant impact of favorable foreign currency (6.4 pp), higher net pricing (1.5 pp) and favorable volume/mix (0.8 pp), partially offset by the impact of divestitures (0.1 pp). In Canada, net revenues increased, driven by our Cadbury acquisition, favorable foreign currency, higher net pricing and favorable volume/mix, driven by higher shipments in its grocery, cheese and convenient meals retail businesses. In N.A. Foodservice, net revenues increased, driven by higher net pricing and favorable foreign currency, partially offset by unfavorable volume/mix (unfavorable product mix, net of higher shipments).

Segment operating income increased $120 million (26.0%), due primarily to our Cadbury acquisition (including Integration Program and acquisition-related costs), higher net pricing, favorable foreign currency, lower manufacturing costs, favorable volume/mix and lower advertising and consumer promotion costs, partially offset by higher raw material costs and higher other selling, general and administrative expenses.

Kraft Foods Europe

	00,000,000	00,000,000	00,000,000	00,000,000
	For the Years Ended
	December 31,
	2011	2010	$ change	% change
	(in millions)

Net revenues	$13,356	$11,628	$1,728	14.9%
Segment operating income	1,406	1,115	291	26.1%

	For the Years Ended
	December 31,
	2010	2009	$ change	% change
	(in millions)

Net revenues	$11,628	$8,768	$2,860	32.6%
Segment operating income	1,115	785	330	42.0%

2011 compared with 2010:

Net revenues increased $1,728 million (14.9%), due to favorable foreign currency (5.5 pp), higher net pricing (4.4 pp), the impact of accounting calendar changes (including the 53rd week of shipments) (3.0 pp), our Cadbury acquisition (1.8 pp) and favorable volume/mix (0.2 pp). Favorable foreign currency primarily reflected the strength of the euro, Swedish krona, British pound and Swiss franc against the U.S. dollar. Higher net pricing was reflected across all major categories except gum and candy. Favorable volume/mix was due primarily to higher shipments in cheese, biscuits and chocolate, partially offset by lower shipments in coffee, gum and candy.

Segment operating income increased $291 million (26.1%), due primarily to higher net pricing, lower manufacturing costs, lower other selling, general and administrative expenses, favorable foreign currency, the impact of accounting calendar changes (including the 53rd week of shipments), the absence of asset impairment charges recorded in 2010, our Cadbury acquisition due to the incremental January 2011 operating results, lower acquisition-related costs, lower advertising and consumer promotion costs and favorable volume/mix. These favorable factors were partially offset by higher raw material costs and lower reversal of prior years’ restructuring program costs.

2010 compared with 2009:

Net revenues increased $2,860 million (32.6%), due to our Cadbury acquisition (33.0 pp), favorable volume/mix (3.3 pp) and the favorable impact of an accounting calendar change for certain European biscuits operations (0.6 pp), partially offset by the impact of unfavorable foreign currency (3.1 pp), lower net pricing (1.0 pp), and the impact of divestitures (0.2 pp). Volume/mix gains in biscuits, chocolate, cheese and coffee, due primarily to higher shipments, drove net revenues higher. Lower net pricing was reflected across all categories, except coffee. Unfavorable foreign currency primarily reflected the strength of the U.S. dollar against the euro, partially offset by the strength of the Swedish krona, Swiss franc, and Norwegian krone versus the U.S. dollar.

Segment operating income increased $330 million (42.0%), due primarily to favorable volume/mix, lower manufacturing costs, lower other selling, general and administrative expenses, our Cadbury acquisition (including Integration Program and acquisition-related costs), the 2009 asset impairment charges related to certain intangible assets in the Netherlands and to write-off an investment in Norway, the 2009 loss on the divestiture of a plant in Spain, lower advertising and consumer promotion costs and the impact of accounting calendar change for certain European biscuits operations. These favorable variances were partially offset by higher raw material costs, lower net pricing, lower reversal of prior years’ restructuring program costs, asset impairment charges related to intangible assets in the Netherlands and on a biscuit plant and related property, plant and equipment in France, and unfavorable foreign currency.

Kraft Foods Developing Markets

	00,000,000	00,000,000	00,000,000	00,000,000
	For the Years Ended
	December 31,
	2011	2010	$ change	% change
	(in millions)

Net revenues	$15,821	$13,613	$2,208	16.2%
Segment operating income	2,053	1,577	476	30.2%

	For the Years Ended
	December 31,
	2010	2009	$ change	% change
	(in millions)

Net revenues	$13,613	$7,956	$5,657	71.1%
Segment operating income	1,577	936	641	68.5%

2011 compared with 2010:

Net revenues increased $2,208 million (16.2%), due to higher net pricing (7.3 pp), favorable volume/mix (3.9 pp), favorable foreign currency (2.9 pp), our Cadbury acquisition (2.9 pp), and the impact of accounting calendar changes (including the 53rd week of shipments in 2011) (0.1 pp), partially offset by the impact of the 2010 divestiture of certain Cadbury confectionery operations in Poland and Romania (0.9 pp). In CEEMA, net revenues increased, driven by higher net pricing across the region, the impact of accounting calendar changes (including the 53rd week of shipments in 2011), our Cadbury acquisition and favorable foreign currency, partially offset by the impact of divestitures and unfavorable volume/mix. In Latin America, net revenues increased, driven by higher net pricing across the region, favorable volume/mix across most of the region, our Cadbury acquisition and favorable foreign currency, partially offset by the impact of accounting calendar changes. In Asia Pacific, net revenues increased, due primarily to favorable volume/mix, favorable foreign currency, our Cadbury acquisition and higher net pricing across most of the region, partially offset by the impact of accounting calendar changes.

Segment operating income increased $476 million (30.2%), due primarily to higher net pricing, favorable volume/mix, favorable foreign currency, our Cadbury acquisition due to the incremental January 2011 operating results, 2010 asset impairment charges related to trademarks in China, lower acquisition-related costs and lower Integration Program costs. These favorable variances were partially offset by higher raw material costs, higher manufacturing costs, higher other selling, general and administrative expenses (net of a gain on the sale of land), higher advertising and consumer promotion costs.

2010 compared with 2009:

Net revenues increased $5,657 million (71.1%), due to our Cadbury acquisition (59.8 pp), favorable volume/mix (6.7 pp), higher net pricing (3.2 pp) and the impact of accounting calendar changes for Asia Pacific and certain operations in Latin America (1.9 pp), partially offset by the impact of divestitures (0.3 pp) and the impact of unfavorable foreign currency (0.2 pp). In CEEMA, net revenues increased, driven by our Cadbury acquisition, favorable volume/mix across most of the region and favorable foreign currency. In Latin America, net revenues increased, driven by our Cadbury acquisition, higher net pricing across most of the region and favorable volume/mix, primarily in Brazil, Argentina, Central America and Mexico, partially offset by unfavorable foreign currency and the impact of divestitures. In Asia Pacific, net revenues increased, due primarily to our Cadbury acquisition, favorable volume/mix driven by higher shipments across the region, primarily in China, Indonesia and Australia/New Zealand, and favorable foreign currency.

Segment operating income increased $641 million (68.5%), due to our Cadbury acquisition (including Integration Program and acquisition-related costs), favorable volume/mix, higher net pricing, lower other selling, general and administrative expenses and the impact of the accounting calendar change for Asia Pacific and certain operations in Latin America. These favorable variances were partially offset by higher advertising and consumer promotion costs, higher manufacturing costs, higher raw material costs, asset impairment charges related to trademarks in China and unfavorable foreign currency.

Venezuela – In the fourth quarter of 2009, the Venezuelan economy was classified as highly inflationary under U.S. GAAP. Effective January 1, 2010, we began accounting for our Venezuelan subsidiaries under highly inflationary accounting rules, which principally means all transactions are recorded in U.S. dollars. We use both the official Venezuelan bolivar exchange rate and the government-regulated Transaction System for Foreign Currency Denominated Securities (“SITME”) rate to translate our Venezuelan operations into U.S. dollars, based on the nature of the operations of each individual subsidiary.

We recorded approximately $10 million of favorable foreign currency impacts relating to highly inflationary accounting in Venezuela during 2011 and approximately $115 million of unfavorable foreign currency impacts during 2010. The 2010 loss included a one-time impact of $34 million to translate cash we previously recorded at the secondary market exchange rate.

We do not expect our 2012 operating results to be significantly affected by changes in Venezuelan foreign currency.

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

Principles of Consolidation:

The consolidated financial statements include Kraft Foods, as well as our wholly owned and majority owned subsidiaries. The majority of our operating subsidiaries report results as of the last Saturday of the year. A portion of our international operating subsidiaries report results as of the last calendar day or the last Saturday of the year. Because a significant number of our operating subsidiaries report results on the last Saturday of the year and this year, that day fell on December 31, our results included an extra week (“53rd week”) of operating results than in the prior two years which had 52-weeks.

In 2011, we changed the consolidation date for certain operations of our Kraft Foods Europe segment and in the Latin America and Central and Eastern Europe, Middle East and Africa (“CEEMA”) regions within our Kraft Foods Developing Markets segment. Previously, these operations primarily reported results two weeks prior to the end of the period. Now, our Kraft Foods Europe segment reports results as of the last Saturday of each period. Our operations in Latin America and certain operations in CEEMA report results as of the last calendar day of the period or the last Saturday of the period. These changes and the 53rd week in 2011 resulted in a favorable impact to net revenues of approximately $920 million and a favorable impact of approximately $150 million to operating income in 2011.

In 2010, we changed the consolidation date for certain European biscuits operations, which are included within our Kraft Foods Europe segment, and certain operations in Asia Pacific and Latin America within our Kraft Foods Developing Markets segment. Previously, these operations primarily reported period-end results one month or two weeks prior to the end of the period. Kraft Foods Europe moved the reporting of these operations to two weeks prior to the end of the period, and Asia Pacific and Latin America moved the reporting of these operations to the last day of the period. These changes resulted in a favorable impact to net revenues of approximately $200 million and had an insignificant impact on operating income in 2010.

We believe these changes are preferable and will improve business planning and financial reporting by better matching the close dates of the operating subsidiaries within our Kraft Foods Europe segment and Kraft Foods Developing Markets segment and by bringing the reporting date closer to the period-end date. As the effect to prior-period results was not material, we have not revised prior-period results.

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

Use of Estimates:

We prepare our consolidated financial statements in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect a number of amounts in our consolidated financial statements. Significant accounting policy elections, estimates and assumptions include, among others, pension and benefit plan assumptions, valuation assumptions of goodwill and intangible assets, useful lives of long-lived assets, marketing program accruals, insurance and self-insurance reserves and income taxes. We base our estimates on historical experience and other assumptions that we believe are reasonable. If actual amounts differ from estimates, we include the revisions in our consolidated results of operations in the period in which we know the actual amounts. Historically, the aggregate differences, if any, between our estimates and actual amounts in any year have not had a material effect on our consolidated financial statements.

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

In 2011, there were no asset impairments recorded. In 2010, we recorded an asset impairment of $12 million on a biscuit plant and related property, plant and equipment in France. In 2009, we recorded a $9 million asset impairment charge to write off an investment in Norway.

Goodwill and Intangible Assets:

We test goodwill and non-amortizable intangible assets for impairment at least annually on October 1. We assess goodwill impairment risk by first performing a qualitative review of entity-specific, industry, market and general economic factors for each reporting unit. If significant potential goodwill impairment risk exists for a specific reporting unit, we apply a two-step quantitative test. The first step compares the reporting unit’s estimated fair value with its carrying value. We estimate a reporting unit’s fair value using a 20-year projection of discounted cash flows which incorporates planned growth rates, market-based discount rates and estimates of residual value. For reporting units within our Kraft Foods North America and Kraft Foods Europe geographic units, we used a market-based, weighted-average cost of capital of 6.8% to discount the projected cash flows of those operations. For reporting units within our Kraft Foods Developing Markets geographic unit, we used a risk-rated discount rate of 9.8%. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans, industry and economic conditions and our actual results and conditions may differ over time. If the carrying value of a reporting unit’s net assets exceeds its fair value, the second step is applied to measure the difference between the carrying value and implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, the goodwill is considered impaired and reduced to its implied fair value. We test non-amortizable intangible assets for impairment by comparing the fair value of each intangible asset with its carrying value. Fair value of non-amortizable intangible assets is determined using planned growth rates, market-based discount rates and estimates of royalty rates. If the carrying value exceeds fair value, the intangible asset is considered impaired and is reduced to fair value. We record intangible asset impairment charges within asset impairment and exit costs.

In 2011, there were no impairments of goodwill or non-amortizable intangible assets. In 2010, we also noted no goodwill impairment and disclosed five reporting units which were more sensitive to near-term changes in discounted cash flow assumptions. In 2011, we noted only one reporting unit, U.S. Salty Snacks, which continues to be sensitive primarily to ongoing significant input cost pressure. U.S. Salty Snacks has $1,170 million of goodwill as of December 31, 2011, and its excess fair value over the carrying value of its net assets improved from 12% in 2010, to 19% in 2011. While the reporting unit passed the first step of the impairment test by a substantial margin, if its operating income were to decline significantly in the future, it would adversely affect the estimated fair value of the reporting unit. If input costs were to continue to rise, we expect to take further pricing actions as we have done in 2011. However, if we are unsuccessful in these efforts, it would decrease profitability, negatively affect the estimated fair value of the U.S. Salty Snacks reporting unit and could lead to a potential impairment in the future.

During our 2010 review of goodwill and non-amortizable intangible assets, we recorded a $13 million charge for the impairment of intangible assets in the Netherlands and a $30 million charge for the impairment of intangible assets in China.

During our 2009 review, we recorded a $12 million charge for the impairment of intangible assets in the Netherlands.

Insurance and Self-Insurance:

We use a combination of insurance and self-insurance for a number of risks, including workers’ compensation, general liability, automobile liability, product liability and our obligation for employee health care benefits. Liabilities associated with the risks are estimated by considering historical claims experience and other actuarial assumptions.

Revenue Recognition:

We recognize revenues when title and risk of loss pass to customers, which generally occurs upon shipment or delivery of goods. Revenues are recorded net of consumer incentives and trade promotions and include all shipping and handling charges billed to customers. Our shipping and handling costs are classified as part of cost of sales. Provisions for product returns and customer allowances are also recorded as reductions to revenues within the same period that the revenue is recognized.

Marketing and Research and Development:

We promote our products with advertising, consumer incentives and trade promotions. These programs include, but are not limited to, discounts, coupons, rebates, in-store display incentives and volume-based incentives. We expense advertising costs either in the period the advertising first takes place or as incurred. Consumer incentive and trade promotion activities are recorded as a reduction to revenues based on amounts estimated as being due to customers and consumers at the end of a period. We base these estimates principally on historical utilization and redemption rates. For interim reporting purposes, advertising and consumer incentive expenses are charged to operations as a percentage of volume, based on estimated volume and related expense for the full year. We do not defer costs on our year-end consolidated balance sheet and all marketing costs are recorded as an expense in the year incurred. Advertising expense was $2,396 million in 2011, $2,270 million in 2010, and $1,581 million in 2009. We expense costs as incurred for product research and development. Research and development expense was $702 million in 2011, $583 million in 2010, and $466 million in 2009. We record marketing and research and development expenses within selling, general and administrative expenses.

Environmental Costs:

We are subject to laws and regulations relating to the protection of the environment. We accrue for environmental remediation obligations on an undiscounted basis when amounts are probable and can be reasonably estimated. The accruals are adjusted as new information develops or circumstances change. Recoveries of environmental remediation costs from third parties are recorded as assets when recovery of those costs is deemed probable. At December 31, 2011, our subsidiaries were involved in 68 active actions in the U.S. under Superfund legislation (and other similar actions and legislation) related to current operations and certain former or divested operations for which we retain liability.

Outside the U.S., we are subject to applicable multi-national, national and local environmental laws and regulations in the countries in which we do business. Outside the U.S., we have specific programs across our business units designed to meet applicable environmental compliance requirements.

As of December 31, 2011, we accrued an immaterial amount for environmental remediation. Based on information currently available, we believe that the ultimate resolution of existing environmental remediation actions and our compliance in general with environmental laws and regulations will not have a material effect on our financial results.

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

We recorded the following amounts in earnings for these employee benefit plans during the years ended December 31, 2011, 2010 and 2009:

	00,000,000	00,000,000	00,000,000
	2011	2010	2009
	(in millions)

U.S. pension plan cost	$351	$322	$313
Non-U.S. pension plan cost	209	209	77
Postretirement health care cost	229	234	221
Postemployment benefit plan cost	51	17	18
Employee savings plan cost	114	104	94
Multiemployer pension plan contributions	32	30	29
Multiemployer medical plan contributions	36	35	35

Net expense for employee benefit plans	$1,022	$951	$787

The 2011 net expense for employee benefit plans of $1,022 million increased by $71 million over the 2010 amount. The cost increase primarily related to higher amortization of the net loss from experience differences for the U.S. pension plans and the incorporation of a Canadian postemployment plan into our obligations. The 2010 net expense for employee benefit plans of $951 million increased by $164 million over the 2009 amount. The cost increase primarily related to higher pension plan costs, including costs associated with the Cadbury acquisition and higher amortization of the net loss from experience differences.

The 2011 other comprehensive losses included $2.3 billion of net actuarial pre-tax losses primarily related to the decrease in the discount rate utilized to determine our pension plan benefit obligations at December 31, 2011 (68 basis point decrease for U.S. plans and 49 basis point decrease for non-U.S. plans), unfavorable differences between our expected and actual return on pension plan assets and the decrease in the discount rate utilized to determine our postretirement benefit obligations at December 31, 2011 (60 basis point decrease for U.S. plans and 73 basis point decrease for our non-U.S. plans). The 2010 other comprehensive earnings included $361 million of net actuarial pre-tax losses primarily related to the decrease in the discount rate utilized to determine our pension plan benefit obligations at December 31, 2010 (40 basis point decrease for U.S. plans and 10 basis point decrease for non-U.S. plans) and the decrease in the discount rate utilized to determine our postretirement benefit obligations at December 31, 2010 (40 basis point decrease for U.S. plans and 23 basis point decrease for our non-U.S. plans), partially offset by favorable differences between our expected and actual return on pension plan assets.

In 2011, we contributed $538 million to our U.S. pension plans and $361 million to our non-U.S. pension plans. In addition, employees contributed $26 million to our non-U.S. plans. Of our 2011 pension contributions, approximately $495 million was voluntary. We make contributions to our U.S. and non-U.S. pension plans, primarily, to the extent that they are tax deductible and do not generate an excise tax liability. For our U.S. qualified pension plans, in 2012, we are currently only required to make a nominal cash contribution to our U.S. pension plans under the Pension Protection Act of 2006. Based on current tax law, we estimate that 2012 pension contributions would be approximately $55 million to our U.S. plans and approximately $425 million to our non-U.S. plans. Of the total 2012 pension contributions, none is expected to be voluntary. Our actual contributions may be different due to many factors, including changes in tax and other benefit laws; significant differences between expected and actual pension asset performance or interest rates; or other factors.

We expect our 2012 net expense for employee benefit plans to increase by approximately $180 million, primarily due to a weighted-average decrease of 68 basis points in our U.S. pension discount rate assumptions and 49 basis points in our non-U.S. pension discount rate assumptions.

In 2009, our U.S. pension plans were amended. We are freezing our U.S. pension plans for current salaried and non-union hourly employees effective December 31, 2019. Pension accruals for all salaried and non-union employees who are currently earning pension benefits will end on December 31, 2019, and continuing pay and service will be used to calculate the pension benefits through December 31, 2019. Our projected benefit obligation decreased $168 million in 2009, and we incurred a $5 million curtailment charge in 2009 related to the freeze. Beginning in 2010, our annual U.S. pension plan costs decreased by approximately $40 million as a result of this change. Additionally, for salaried and non-union hourly employees hired in the U.S. after January 1, 2009, we discontinued benefits under our U.S. pension plans, and we replaced them with an enhanced company contribution to our employee savings plan. This did not have a significant impact on our 2011, 2010 or 2009 pension plan costs.

For our postretirement plans, our 2012 health care cost trend rate assumption decreased to 7.00% from 7.50% for our U.S. postretirement plans and decreased to 7.42% from 8.83% for our non-U.S. postretirement plans. We established these rates based upon our most recent experience as well as our expectation for health care trend rates going forward. We anticipate that our health care cost trend rate assumption will be 5.00% for U.S. plans by 2016 and 5.53% for non-U.S. plans by 2016. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects as of December 31, 2011:

	00,000,000	00,000,000
	One-Percentage-Point
	Increase	Decrease
Effect on total of service and interest cost	12.8%	(10.5%)
Effect on postretirement benefit obligation	10.7%	(9.0%)

Our 2012 discount rate assumption decreased to 4.70% from 5.30% for our U.S. postretirement plans and decreased to 4.29% from 5.02% for our non-U.S. postretirement plans. Our 2012 discount rate decreased to 4.85% from 5.53% for our U.S. pension plans. We model these discount rates using a portfolio of high quality, fixed-income debt instruments with durations that match the expected future cash flows of the benefit obligations. Our 2012 discount rate assumption for our non-U.S. pension plans decreased to 4.62% from 5.11%. We developed the discount rates for our non-U.S. plans from local bond indices that match local benefit obligations as closely as possible. Changes in our discount rates were primarily the result of changes in bond yields year-over-year.

Our 2012 expected rate of return on plan assets increased to 8.00% from 7.95% for our U.S. pension plans. We determine our expected rate of return on plan assets from the plan assets’ historical long-term investment performance, current asset allocation and estimates of future long-term returns by asset class. We attempt to maintain our target asset allocation by rebalancing between asset classes as we make contributions and monthly benefit payments.

While we do not anticipate further changes in the 2012 assumptions for our U.S. and non-U.S. pension and postretirement health care plans, as a sensitivity measure, a fifty-basis point change in our discount rate or a fifty-basis point change in the expected rate of return on plan assets would have the following effects, increase / (decrease) in cost, as of December 31, 2011:

	00,000,000	00,000,000	00,000,000	00,000,000
	U.S. Plans		Non-U.S. Plans
	Fifty-Basis-Point		Fifty-Basis-Point
	Increase	Decrease	Increase	Decrease
	(in millions)

Effect of change in discount rate on pension costs	$(71)	$72	$(40)	$58
Effect of change in expected rate of return on plan assets on pension costs	(29)	29	(37)	37
Effect of change in discount rate on postretirement health care costs	(13)	13	(1)	1

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

Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. We formally document the nature of and relationships between the hedging instruments and hedged items, as well as our risk management objectives, strategies for undertaking the various hedge transactions and method of assessing hedge effectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of the forecasted transactions must be specifically identified, and it must be probable that each forecasted transaction will occur. If we deem it probable that the forecasted transaction will not occur, we recognize the gain or loss in earnings currently.

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

Significant cost items in chocolate confectionery products are cocoa and sugar. We purchase cocoa and sugar on world markets, and the prices are affected by the quality and availability of supply and changes in the value of the pound sterling and the U.S. dollar relative to certain other currencies. Cocoa bean, cocoa butter and sugar costs on average were higher in 2011 than in 2010. We purchase our dairy raw material requirements, including milk and cheese, from independent third parties such as agricultural cooperatives and independent processors. The prices for milk and other dairy products are substantially influenced by market supply and demand, as well as by government programs. Dairy commodity costs on average were higher in 2011 than in 2010. The most significant cost item in coffee products is green coffee beans, which are purchased on world markets. Green coffee bean prices are affected by the quality and availability of supply, changes in the value of the U.S. dollar in relation to certain other currencies and consumer demand for coffee products. Green coffee bean costs on average were higher in 2011 than in 2010. Significant cost items in our biscuit and grocery products are grains (wheat, corn and soybean oil). Grain costs have experienced significant volatility and have increased from 2010 to 2011 due largely to burgeoning global demand for food, livestock feed and biofuels such as ethanol and biodiesel.

During 2011, our aggregate commodity costs increased primarily as a result of higher costs of coffee, dairy, grains and oils, packaging materials, other raw materials, meat and nuts. Our commodity costs increased approximately $2.6 billion in 2011 and approximately $1.0 billion in 2010 compared to the prior year. We expect the higher cost environment and commodity cost volatility to continue in 2012.

Liquidity and Capital Resources

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

Net Cash Provided by Operating Activities:

Operating activities provided net cash of $4.5 billion in 2011, $3.7 billion in 2010, and $5.1 billion in 2009. The increase in operating cash flows in 2011 is primarily related to increased earnings from continuing operations and the absence of tax payments in the prior year in connection with the Frozen Pizza divestiture, partially offset by higher working capital (mainly higher inventory costs, increased interest payments and increased integration spending) and a $495 million voluntary contribution to our U.S. pension plans. The decrease in operating cash flows in 2010 was primarily related to the estimated tax payments on the Frozen Pizza divestiture, increased inventory levels and the unfavorable impact of acquisition-related financing fees, partially offset by increased earnings.

Net Cash Used in Investing Activities:

Net cash used in investing activities was $1.7 billion in 2011, $7.5 billion in 2010, and $1.2 billion in 2009. The decrease in cash used in investing activities in 2011 primarily related to cash payments in the prior year related to the 2010 Cadbury acquisition, partially offset by the proceeds from the sale of the Frozen Pizza business and from the divestitures in Poland and Romania. The increase in cash used in investing activities in 2010 primarily related to the Cadbury acquisition, partially offset by higher proceeds from divestitures. During 2010, we paid $9.8 billion in net cash for the Cadbury acquisition, and we received $3.7 billion in proceeds from the sale of the Frozen Pizza business and $0.3 billion in proceeds from the divestitures in Poland and Romania. During 2009, we divested our Balance bar operations in the U.S., a juice operation in Brazil and a plant in Spain and received $41 million in net proceeds.

Capital expenditures, which were funded by operating activities, were $1.8 billion in 2011, $1.7 billion in 2010, and $1.3 billion in 2009. The 2011 capital expenditures were primarily used to modernize manufacturing facilities and support new product and productivity initiatives. We expect 2012 capital expenditures to be approximately $2 billion, including capital expenditures required for systems investments and the Integration Program. We expect to fund these expenditures from operations.

Net Cash Provided by / (Used in) Financing Activities:

Net cash used in financing activities was $3.2 billion in 2011, $4.2 billion provided in 2010 and $3.1 billion used in 2009. The net cash used in 2011 primarily related to $2.0 billion in dividends paid, $1.1 billion in long-term debt repayments and $565 million in repayments of short-term borrowings, partially offset by $492 million in proceeds from primarily stock option exercises. The net cash provided by financing activities in 2010 primarily related to proceeds from our long-term debt issuance of $9.4 billion, partially offset by $2.2 billion in dividends paid, $2.1 billion in long-term debt repayments, primarily related to our repurchase of $1.5 billion in notes through our tender offer, and $864 million in net repayments of short-term borrowings. The net cash used in financing activities in 2009 primarily related to $1.7 billion in dividend payments, $950 million in repayments of long-term debt and $344 million in net commercial paper repayments. Additionally, other cash used in financing activities in 2009 included $69 million in costs related to our bridge facility agreement dated November 9, 2009 (the “Cadbury Bridge Facility”).

Borrowing Arrangements:

On April 1, 2011, we entered into an agreement for a $4.5 billion four-year senior unsecured revolving credit facility which expires in April 2015. The agreement replaced our former revolving credit agreement, which was terminated upon the signing of the new agreement. We intend to use the revolving credit facility for general corporate purposes, including for working capital purposes, and to support our commercial paper issuances. As of December 31, 2011, no amounts have been drawn on the facility.

The revolving credit agreement includes a covenant that we maintain a minimum total shareholders’ equity, excluding accumulated other comprehensive earnings / (losses), of at least $28.6 billion. At December 31, 2011, our total shareholders’ equity, excluding accumulated other comprehensive earnings / (losses), was $41.9 billion. We expect to continue to meet this covenant. The revolving credit agreement also contains customary representations, covenants and events of default. However, the revolving credit facility has no other financial covenants, credit rating triggers or provisions that could require us to post collateral as security.

In addition to the above, some of our international subsidiaries maintain primarily uncommitted credit lines to meet short-term working capital needs. Collectively, these credit lines amounted to $2.3 billion at December 31, 2011, and $2.4 billion at December 31, 2010. Borrowings on these lines amounted to $182 million at December 31, 2011 and $267 million at December 31, 2010.

As part of our Cadbury acquisition, on November 9, 2009, we entered into the Cadbury Bridge Facility. During the first quarter of 2010, we borrowed £807 million under the Cadbury Bridge Facility, and later repaid it ($1,205 million at the time of repayment) with proceeds from the divestiture of our Frozen Pizza business. Upon repayment, the Cadbury Bridge Facility was terminated.

Long-term Debt:

Our total debt was $26.9 billion at December 31, 2011 and $28.7 billion at December 31, 2010. Our debt-to-capitalization ratio was 0.43 at December 31, 2011 and 0.44 at December 31, 2010. At December 31, 2011, the weighted-average term of our outstanding long-term debt was 9.3 years.

On January 10, 2012, we issued $800 million of floating rate notes maturing in 2013 which bear interest at a rate equal to the three-month London Inter-Bank Offered Rate (“LIBOR”) plus 0.875%. We intend to use the net proceeds of $798.8 million for general corporate purposes, which may include repayment of debt. The notes have a special mandatory redemption. Upon public announcement of the record date for the proposed spin-off of our North American grocery business to our shareholders, we will be required to issue a notice of redemption of all of the notes at a redemption price equal to 100% of the aggregate principal amount of the notes, plus accrued and unpaid interest through the day prior to the redemption date.

On November 1, 2011, we repaid $1.1 billion of our long-term debt with cash from operations and short-term borrowings.

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

On February 8, 2010, we issued $9.5 billion of senior unsecured notes at a weighted-average effective rate of 5.364% and used the net proceeds ($9,379 million) to finance the Cadbury acquisition and for general corporate purposes. The notes include covenants that restrict our ability to incur debt secured by liens above a certain threshold. We also must offer to purchase these notes at a price equal to 101% of the aggregate principal amount, plus accrued and unpaid interest to the date of repurchase, if both of the following occur: (i) a “change of control” triggering event, and (ii) a downgrade of these notes below an investment grade rating by each of Moody’s Investor Service, Inc., Standard & Poor’s Ratings Services and Fitch, Inc. within a specified period.

On February 2, 2010, as part of the Cadbury acquisition, we acquired $2,437 million of long-term debt. The terms of the debt (including U.S. dollar par amounts as of February 2, 2010) were:

•	£77 million (approximately $123 million) total principal notes due December 20, 2010 at a fixed, annual interest rate of 4.875%.
•	C$150 million (approximately $140 million) Canadian bank loan agreement expiring August 30, 2012 at a variable interest rate. The interest rate at December 31, 2011 was 1.507%.
•	$1.0 billion total principal notes due October 1, 2013 at a fixed, annual interest rate of 5.125%.
•	£300 million (approximately $499 million) total principal notes due December 11, 2014 at a fixed, annual interest rate of 5.375%.
•	£350 million (approximately $626 million) total principal notes due July 18, 2018 at a fixed, annual interest rate of 7.250%.

We expect to continue to comply with our long-term debt covenants. Refer to Note 8, Debt and Borrowing Arrangements, for further details of these debt offerings.

In the next twelve months, $3.7 billion of long-term debt becomes due as follows: €2.0 billion (approximately $2.6 billion) in March 2012, $900 million in June 2012 and C$150 million (approximately $147 million) due in August 2012. We expect to fund these repayments with cash from operations, the issuance of commercial paper and the issuance of additional debt. We do not expect to repatriate earnings from our non-U.S. operations to meet these obligations.

From time to time, we refinance long-term and short-term debt. The nature and amount of our long-term and short-term debt and the proportionate amount of each varies as a result of future business requirements, market conditions and other factors. As of December 31, 2011, we had $12 billion remaining in long-term financing authority from our Board of Directors.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

We have no off-balance sheet arrangements other than the guarantees and contractual obligations that are discussed below.

Guarantees:

As discussed in Note 13, Commitments and Contingencies, we have third-party guarantees primarily covering the long-term obligations of our vendors. As part of those transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At December 31, 2011, the carrying amount of our third-party guarantees on our consolidated balance sheet and the maximum potential payments under these guarantees was $22 million. Substantially all of these guarantees expire at various times through 2018.

In addition, at December 31, 2011, we were contingently liable for $471 million of guarantees related to our own performance. These include letters of credit related to dairy commodity purchases and guarantees related to the payment of custom duties and taxes, and other letters of credit.

Guarantees do not have, and we do not expect them to have, a material effect on our liquidity.

Aggregate Contractual Obligations:

The following table summarizes our contractual obligations at December 31, 2011.

	00,000,000	00,000,000	00,000,000	00,000,000	00,000,000
	Payments Due
	Total	2012	2013-14	2015-16	2017 and Thereafter
	(in millions)
Long-term debt (1)	$26,732	$3,642	$4,523	$3,273	$15,294
Interest expense (2)	16,351	1,526	2,480	2,100	10,245
Capital leases (3)	52	13	13	8	18
Operating leases (4)	1,318	353	494	284	187
Purchase obligations: (5)
Inventory and production costs	9,018	6,710	1,134	492	682
Other	1,902	1,180	551	115	56

	10,920	7,890	1,685	607	738
Other long-term liabilities (6)	2,251	228	463	452	1,108

Total	$57,624	$13,652	$9,658	$6,724	$27,590

(1)	Amounts represent the expected cash payments of our long-term debt and do not include unamortized bond premiums or discounts.
(2)	Amounts represent the expected cash payments of our interest expense on our long-term debt. Interest calculated on our euro notes was forecasted using the euro to U.S. dollar exchange rate as of December 31, 2011. Interest on our pound sterling notes was forecasted using the pound sterling to U.S. dollar exchange rate as of December 31, 2011. An insignificant amount of interest expense was excluded from the table for a portion of our other foreign currency obligations due to the complexities involved in forecasting expected interest payments.
(3)	Amounts represent the expected cash payments of our capital leases, including the expected cash payments of interest expense of approximately $10 million on our capital leases.
(4)	Operating leases represent the minimum rental commitments under non-cancelable operating leases.
(5)	Purchase obligations for inventory and production costs (such as raw materials, indirect materials and supplies, packaging, co-manufacturing arrangements, storage and distribution) are commitments for projected needs to be utilized in the normal course of business. Other purchase obligations include commitments for marketing, advertising, capital expenditures, information technology and professional services. Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction. Most arrangements are cancelable without a significant penalty and with short notice (usually 30 days). Any amounts reflected on the consolidated balance sheet as accounts payable and accrued liabilities are excluded from the table above.
(6)	Other long-term liabilities primarily consist of estimated future benefit payments for our postretirement health care plans through December 31, 2021 of approximately $2,225 million. We are unable to reliably estimate the timing of the payments beyond 2021; as such, they are excluded from the above table. There are also another $26 million of various other long-term liabilities that are expected to be paid over the next 5 years. In addition, the following long-term liabilities included on the consolidated balance sheet are excluded from the table above: accrued pension costs, income taxes, insurance accruals and other accruals. We are unable to reliably estimate the timing of the payments (or contributions beyond 2012, in the case of accrued pension costs) for these items. We currently expect to make approximately $480 million in contributions to our pension plans in 2012. We also expect that our net pension cost will increase to approximately $750 million in 2012. As of December 31, 2011, our total liability for income taxes, including uncertain tax positions and associated accrued interest and penalties, was $1.6 billion. We currently estimate paying approximately $300 million in the next 12 months.

Equity and Dividends

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

Stock Plans:

In January 2011, we granted 1.5 million shares of stock in connection with our long-term incentive plan, and the market value per share was $31.62 on the date of grant. In February 2011, as part of our annual equity program, we issued 2.6 million shares of restricted and deferred stock to eligible employees, and the market value per restricted or deferred share was $31.83 on the date of grant. In aggregate, we issued 5.1 million restricted and deferred shares during 2011, including those issued as part of our long-term incentive plan, with a weighted-average market value per share of $31.97.

In February 2011, as part of our annual equity program, we granted 15.8 million stock options to eligible employees at an exercise price of $31.83. In aggregate, we granted 16.3 million stock options in 2011 with a weighted-average market value per share of $31.81.

At December 31, 2011, the number of shares to be issued upon exercise of outstanding stock options, vesting of non-U.S. deferred shares and vesting of long-term incentive plan shares was 57.6 million or 3.3% of total shares outstanding.

In January 2010, we granted 1.7 million shares of stock in connection with our long-term incentive plan, and the market value per share was $27.33 on the date of grant. In February 2010, as part of our annual equity program, we issued 2.5 million shares of restricted and deferred stock to eligible employees, and the market value per restricted or deferred share was $29.15 on the date of grant. In aggregate, we issued 5.8 million restricted and deferred shares during 2010, including those issued as part of our long-term incentive plan, with a weighted-average market value per share of $28.82.

In February 2010, as a part of our annual equity program, we granted 15.0 million stock options to eligible employees at an exercise price of $29.15. In aggregate, we granted 18.1 million stock options in 2010 with a weighted-average market value per share of $29.24.

In January 2009, we granted 1.5 million shares of stock in connection with our long-term incentive plan. The market value per share was $27.00 on the date of grant. In February 2009, as part of our annual equity program, we issued 4.1 million shares of restricted and deferred stock to eligible employees. The market value per restricted or deferred share was $23.64 on the date of grant. In aggregate, we issued 5.8 million restricted and deferred shares during 2009, including those issued as part of our long-term incentive plan, with a weighted-average market value per share of $24.68.

In February 2009, as part of our annual equity program, we granted 16.3 million stock options to eligible employees at an exercise price of $23.64.

Dividends:

We paid dividends of $2,043 million in 2011, $2,175 million in 2010, and $1,712 million in 2009. The 6.1% decrease in 2011 was due to a dividend payment of $224 million in the prior year related to the Cadbury acquisition. The increase of 27.0% in 2010 reflects an increase in shares outstanding due to the Cadbury acquisition and the $224 million payment of a ten pence per share dividend that Cadbury declared and accrued on the Cadbury shares that were outstanding at the time of the acquisition. The present annualized dividend rate is $1.16 per common share. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.

2012 Outlook

Our outlook for 2012 reflects confidence in continuing our strong business momentum in a challenging environment of weak consumer and category growth as well as significant input cost inflation.

We expect to deliver organic net revenue growth of approximately 5 percent, including a negative impact of up to one percentage point from product pruning in North America. Operating EPS is expected to grow at least 9 percent on a constant currency basis.

Non-GAAP Financial Measures

We use certain non-GAAP financial measures to budget, make operating and strategic decisions and evaluate our performance. We have disclosed the following measures so that you have the same financial data that we use with the intention of assisting you in making comparisons to our historical operating results and analyzing our underlying performance.

We believe that the presentation of these non-U.S. GAAP financial measures, when considered together with our U.S. GAAP financial measures and the reconciliations to the corresponding U.S. GAAP financial measures, provides you with a more complete understanding of the factors and trends affecting our business than could be obtained absent these disclosures. Because non-GAAP financial measures may vary among other companies, the non-GAAP financial measures presented in the Consolidated Results of Operations section may not be comparable to similarly titled measures used by other companies. Our use of non-GAAP financial measures is not meant to be considered in isolation or as a substitute for any U.S. GAAP financial measure. A limitation of the Non-GAAP financial measures is they exclude items detailed below which have an impact on U.S. GAAP reported results. The best way this limitation can be addressed is by evaluating our Non-GAAP financial measures in combination with our U.S. GAAP reported results and carefully evaluating the following tables which reconcilie U.S. GAAP reported figures to the non-GAAP financial measures.

Organic Net Revenues

We use the non-U.S. GAAP financial measure “organic net revenues” and corresponding growth ratios. The difference between “organic net revenues” and “net revenues” (the most comparable U.S. GAAP financial measure), is that organic net revenues exclude the impact of acquisitions, divestitures (including for reporting purposes the Starbucks CPG business), currency and accounting calendar changes (including the 53rd week in 2011). We believe that organic net revenues better reflect the underlying growth from the ongoing activities of our business and provide improved comparability of results.

	00,000,000	00,000,000	00,000,000	00,000,000
	For the Years Ended
	December 31,
	2011	2010	$ Change	% Change
	(in millions)

Organic net revenues	$51,533	$48,363	$3,170	6.6%
Impact of divestitures (1)	91	652	(561)	(1.3	)pp
Impact of acquisitions (2)	697	–	697	1.4	pp
Impact of Integration Program	(1)	(1)	–	–
Impact of accounting calendar changes (3)	880	193	687	1.4	pp
Impact of foreign currency	1,165	–	1,165	2.4	pp

Net revenues	$54,365	$49,207	$5,158	10.5%

	00,000,000	00,000,000	00,000,000	00,000,000
	For the Years Ended
	December 31,
	2010	2009	$ Change	% Change
	(in millions)

Organic net revenues	$39,874	$38,645	$1,229	3.2%
Impact of divestitures	21	109	(88)	(0.3	)pp
Impact of acquisitions (4)	9,143	–	9,143	23.6	pp
Impact of Integration Program	(1)	–	(1)	–
Impact of accounting calendar changes	201	–	201	0.6	pp
Impact of foreign currency	(31)	–	(31)	(0.1	)pp

Net revenues	$49,207	$38,754	$10,453	27.0%

Note: In 2011, we revised our organic net revenues to exclude the effect of accounting calendar changes as the impact from new accounting calendar changes was significant in 2011. As such, we have conformed our 2010 organic net revenues to be consistent with the current year presentation.

(1)	Impact of divestitures (including for reporting purposes the Starbucks CPG business).
(2)	Impact of acquisitions reflects the incremental January 2011 operating results from our Cadbury acquisition.
(3)	Includes the 53rd week of shipments in 2011.
(4)	Impact of acquisitions reflects the incremental February 2010 to December 2010 operating results from our Cadbury acquisition.

Underlying Operating Income

We use the non-U.S. GAAP financial measure “underlying operating income” and corresponding growth ratios. The difference between “underlying operating income” and “operating income” (the most comparable U.S. GAAP financial measure), is that underlying operating income exclude costs related to: the Integration Program and acquisition-related costs, including transaction advisory fees, U.K. stamp taxes and the impact of the Cadbury inventory revaluation; and costs associated with the proposed spin-off of the North American Grocery Business. We believe that underlying operating income provide improved comparability of operating results.

	00,000,000	00,000,000	00,000,000	00,000,000
	For the Years Ended
	December 31,
	2011	2010	$ Change	% Change
	(in millions)

Underlying operating income	$7,224	$6,585	$639	9.7%
Integration Program costs	(521)	(646)	125	3.8	pp
Cadbury acquisition-related costs	–	(273)	273	4.7	pp
Costs associated with the proposed spin-off of the North American Grocery Business	(46)	–	(46)	(0.7	)pp

Operating income	$6,657	$5,666	$991	17.5%

	For the Years Ended
	December 31,
	2010	2009	$ Change	% Change
	(in millions)

Underlying operating income	$6,585	$5,223	$1,362	26.1%
Integration Program costs	(646)	–	(646)	(12.5	)pp
Cadbury acquisition-related costs	(273)	(40)	(233)	(4.3	)pp

Operating income	$5,666	$5,183	$483	9.3%

Operating EPS

We use the non-U.S. GAAP financial measure “Operating EPS” and corresponding growth ratios. The difference between “Operating EPS” and “diluted EPS attributable to Kraft Foods from continuing operations” (the most comparable U.S. GAAP financial measure), is that Operating EPS exclude costs related to: the Integration Program; acquisition-related costs, including transaction advisory fees, U.K. stamp taxes and the impact of the Cadbury inventory revaluation; acquisition-related financing fees, including hedging and foreign currency impacts associated with the Cadbury acquisition and other fees associated with the Cadbury Bridge Facility; the impact of a deferred tax charge resulting from the recently enacted U.S. health care legislation and costs associated with the proposed spin-off of the North American Grocery Business. We believe Operating EPS provide improved comparability of operating results.

	00,000,000	00,000,000	00,000,000
	For the Years Ended December 31,
	2011	2010	2009

Operating EPS	$2.29	$2.02	$1.93
Integration Program costs (1)	(0.28)	(0.29)	–
Acquisition related costs (2) and financing fees (3)	–	(0.21)	(0.04)
U.S. healthcare legislation impact on deferred taxes	–	(0.08)	–
Costs associated with the proposed spin-off of the North American Grocery Business	(0.02)	–	–

Diluted EPS attributable to Kraft Foods from Continuing Operations	1.99	1.44	1.89
Discontinued operations	–	0.95	0.14

Diluted EPS attributable to Kraft Foods	$1.99	$2.39	$2.03

(1)	Integration Program costs are defined as the costs associated with combining the Kraft Foods and Cadbury businesses, and are separate from those costs associated with the acquisition.
(2)	Acquisition-related costs include transaction advisory fees, U.K. stamp taxes and the impact of the Cadbury inventory revaluation.
(3)	Acquisition-related financing fees include hedging and foreign currency impacts associated with the Cadbury acquisition and other fees associated with the Cadbury Bridge Facility.

Adjusted Free Cash Flow

In addition, we use the non-U.S. GAAP financial measure “adjusted free cash flow.” The difference between “adjusted free cash flow” and “net cash provided by operating activities” (the most comparable U.S. GAAP financial measure), is that adjusted free cash flow includes the impact of capital expenditures, exclude voluntary pension contributions and in 2010, exclude the impact of taxes paid on the divestiture of our Frozen Pizza business. We use adjusted free cash flow as the primary cash flow metric as it represents controllable cash flows from operations.

	00,000,000	00,000,000	00,000,000
	For the Years Ended December 31,
	2011	2010	2009
	(in millions)

Adjusted free cash flow	$3,244	$3,263	$4,154
Capital expenditures	1,771	1,661	1,330
Voluntary pension contributions	(495)	–	(400)
Taxes paid on frozen pizza divestiture	–	(1,176)	–

Net cash provided by operating activities	$4,520	$3,748	$5,084

Note: In 2011, we revised our free cash flow measure to exclude the effect of voluntary pension contributions and the taxes paid on the Frozen Pizza divestiture and now refer to this measure as adjusted free cash flow. As such, we have conformed our 2010 and 2009 information to be consistent with the current year presentation.

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

Value at Risk:

We use a value at risk (“VAR”) computation to estimate: 1) the potential one-day loss in the fair value of our interest rate-sensitive financial instruments; and 2) the potential one-day loss in pre-tax earnings of our foreign currency and commodity price-sensitive derivative financial instruments. We included our debt; foreign currency forwards and futures, swaps and options; and commodity futures, forwards and options in our VAR computation. Excluded from the computation were anticipated transactions, foreign currency trade payables and receivables, and net investments in foreign subsidiaries, which the abovementioned instruments are intended to hedge.

We made the VAR estimates assuming normal market conditions, using a 95% confidence interval. We used a “variance / co-variance” model to determine the observed interrelationships between movements in interest rates and various currencies. These interrelationships were determined by observing interest rate and forward currency rate movements over the prior quarter for the calculation of VAR amounts at December 31, 2011 and 2010, and over each of the four prior quarters for the calculation of average VAR amounts during each year. The values of foreign currency and commodity options do not change on a one-to-one basis with the underlying currency or commodity, and were valued accordingly in the VAR computation.

As of December 31, 2011, the estimated potential one-day loss in fair value of our interest rate-sensitive instruments, primarily debt, and the estimated potential one-day loss in pre-tax earnings from our foreign currency and commodity instruments, as calculated in the VAR model, were (in millions):

	Average	Average	Average	Average	Average	Average	Average	Average
	Pre-Tax Earnings Impact				Fair Value Impact
	At 12/31/11	Average	High	Low	At 12/31/11	Average	High	Low
Instruments sensitive to:
Interest rates					$157	$164	$234	$133
Foreign currency rates	$17	$22	$30	$17
Commodity prices	33	33	42	28

	Pre-Tax Earnings Impact				Fair Value Impact
	At 12/31/10	Average	High	Low	At 12/31/10	Average	High	Low
Instruments sensitive to:
Interest rates					$237	$176	$237	$97
Foreign currency rates	$13	$8	$13	$4
Commodity prices	34	22	34	9

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.

Management reviewed the results of our assessment with the Audit Committee of our Board of Directors. Based on this assessment, management determined that, as of December 31, 2011, we maintained effective internal control over financial reporting.

PricewaterhouseCoopers LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements included in this report, has audited our internal control over financial reporting as of December 31, 2011.

February 27, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Kraft Foods Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, comprehensive earnings, equity and cash flows present fairly, in all material respects, the financial position of Kraft Foods Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the reporting date to remove the two-week reporting lag for certain of the Company’s locations outside of the United States.

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

/s/ PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois

February 27, 2012

Kraft Foods Inc. and Subsidiaries

Consolidated Statements of Earnings

For the Years Ended December 31

(in millions of dollars, except per share data)

	00,000,000	00,000,000	00,000,000
	2011	2010	2009

Net revenues	$54,365	$49,207	$38,754
Cost of sales	35,350	31,305	24,819

Gross profit	19,015	17,902	13,935

Selling, general and administrative expenses	12,140	12,001	8,784
Asset impairment and exit costs	(7)	18	(64)
Losses on divestitures, net	–	6	6
Amortization of intangibles	225	211	26

Operating income	6,657	5,666	5,183

Interest and other expense, net	1,885	2,024	1,237

Earnings from continuing operations before income taxes	4,772	3,642	3,946

Provision for income taxes	1,225	1,147	1,136

Earnings from continuing operations	3,547	2,495	2,810

Earnings and gain from discontinued operations, net of income taxes	–	1,644	218

Net earnings	3,547	4,139	3,028

Noncontrolling interest	20	25	7

Net earnings attributable to Kraft Foods	$3,527	$4,114	$3,021

Per share data:
Basic earnings per share attributable to Kraft Foods:
Continuing operations	$2.00	$1.44	$1.90
Discontinued operations	–	0.96	0.14

Net earnings attributable to Kraft Foods	$2.00	$2.40	$2.04

Diluted earnings per share attributable to Kraft Foods:
Continuing operations	$1.99	$1.44	$1.89
Discontinued operations	–	0.95	0.14

Net earnings attributable to Kraft Foods	$1.99	$2.39	$2.03

Dividends declared	$1.16	$1.16	$1.16

See notes to consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Consolidated Statements of Comprehensive Earnings

For the Years Ended December 31

(in millions of dollars)

	00,000,000	00,000,000	00,000,000
	2011	2010	2009

Net earnings	$3,547	$4,139	$3,028
Other comprehensive earnings / (losses):
Currency translation adjustment:
Translation adjustment	(1,245)	264	1,777
Tax (expense) / benefit	(45)	(101)	34
Pension and other benefits:
Net actuarial gain / (loss) arising during period	(2,333)	(361)	29
Reclassification adjustment for losses / (gains) included in net earnings due to:
Amortization of experience losses and prior service costs	361	281	209
Settlement losses	113	129	120
Tax benefit / (expense)	768	(144)	(220)
Derivatives accounted for as hedges:
Net derivative (losses) / gains	(709)	(10)	35
Reclassification adjustment for (gains) / losses included in net earnings	93	(30)	178
Tax benefit / (expense)	240	18	(89)

Total other comprehensive (losses) / earnings	(2,757)	46	2,073

Comprehensive earnings	790	4,185	5,101
less: Comprehensive earnings attributable to noncontrolling interests	10	6	41

Comprehensive earnings attributable to Kraft Foods	$780	$4,179	$5,060

See notes to consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Consolidated Balance Sheets, as of December 31

(in millions of dollars, except share data)

	00,000,000	00,000,000
	2011	2010

ASSETS
Cash and cash equivalents	$1,974	$2,481
Receivables (net of allowances of $143 in 2011 and $246 in 2010)	6,361	6,539
Inventories, net	5,706	5,310
Deferred income taxes	912	898
Other current assets	1,249	993

Total current assets	16,202	16,221

Property, plant and equipment, net	13,813	13,792
Goodwill	37,297	37,856
Intangible assets, net	25,186	25,963
Prepaid pension assets	31	86
Other assets	1,308	1,371

TOTAL ASSETS	$93,837	$95,289

LIABILITIES
Short-term borrowings	$182	$750
Current portion of long-term debt	3,654	1,115
Accounts payable	5,525	5,409
Accrued marketing	2,863	2,515
Accrued employment costs	1,365	1,292
Other current liabilities	4,856	4,812

Total current liabilities	18,445	15,893

Long-term debt	23,095	26,859
Deferred income taxes	6,738	7,984
Accrued pension costs	3,597	2,382
Accrued postretirement health care costs	3,238	3,046
Other liabilities	3,396	3,183

TOTAL LIABILITIES	58,509	59,347

Commitments and Contingencies (Note 13)

EQUITY
Common Stock, no par value (1,996,537,778 shares issued in 2011 and 2010)	–	–
Additional paid-in capital	31,318	31,231
Retained earnings	18,012	16,619
Accumulated other comprehensive losses	(6,637)	(3,890)
Treasury stock, at cost	(7,476)	(8,126)

Total Kraft Foods Shareholders’ Equity	35,217	35,834
Noncontrolling interest	111	108

TOTAL EQUITY	35,328	35,942

TOTAL LIABILITIES AND EQUITY	$93,837	$95,289

See notes to consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Consolidated Statements of Equity

(in millions of dollars, except per share data)

	0,000,000,000	0,000,000,000	0,000,000,000	0,000,000,000	0,000,000,000	0,000,000,000	0,000,000,000
	Kraft Foods Shareholders’ Equity
				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Retained	Earnings/	Treasury	Noncontrolling	Total
	Stock	Capital	Earnings	(Losses)	Stock	Interest	Equity

Balances at January 1, 2009	$–	$23,563	$13,440	$(5,994)	$(8,714)	$61	$22,356
Comprehensive earnings / (losses):
Net earnings	–	–	3,021	–	–	7	3,028
Other comprehensive earnings, net of income taxes	–	–	–	2,039	–	34	2,073
Exercise of stock options and issuance of other stock awards	–	49	(110)	–	298	–	237
Cash dividends declared ($1.16 per share)	–	–	(1,715)	–	–	–	(1,715)
Dividends paid on noncontrolling interest and other activities	–	(1)	–	–	–	(6)	(7)

Balances at December 31, 2009	$–	$23,611	$14,636	$(3,955)	$(8,416)	$96	$25,972

Comprehensive earnings / (losses):
Net earnings	–	–	4,114	–	–	25	4,139
Other comprehensive earnings, net of income taxes	–	–	–	65	–	(19)	46
Exercise of stock options and issuance of other stock awards	–	153	(106)	–	290	–	337
Cash dividends declared ($1.16 per share)	–	–	(2,025)	–	–	–	(2,025)
Net impact of noncontrolling interests from Cadbury acquisition	–	38	–	–	–	33	71
Purchase from noncontrolling interest, dividends paid and other activities	–	(28)	–	–	–	(27)	(55)
Issuance of Common Stock	–	7,457	–	–	–	–	7,457

Balances at December 31, 2010	$–	$31,231	$16,619	$(3,890)	$(8,126)	$108	$35,942

Comprehensive earnings / (losses):
Net earnings	–	–	3,527	–	–	20	3,547
Other comprehensive losses, net of income taxes	–	–	–	(2,747)	–	(10)	(2,757)
Exercise of stock options and issuance of other stock awards	–	100	(86)	–	650	–	664
Cash dividends declared ($1.16 per share)	–	–	(2,048)	–	–	–	(2,048)
Dividends paid on noncontrolling interest and other activities	–	(13)	–	–	–	(7)	(20)

Balances at December 31, 2011	$–	$31,318	$18,012	$(6,637)	$(7,476)	$111	$35,328

See notes to consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31

(in millions of dollars)

	00,000,000	00,000,000	00,000,000
	2011	2010	2009

CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES
Net earnings	$3,547	$4,139	$3,028
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	1,485	1,440	931
Stock-based compensation expense	181	174	164
Deferred income tax (benefit) / provision	(351)	251	38
Losses on divestitures, net	–	6	6
Gains on discontinued operations	–	(1,596)	–
Asset impairment and exit costs, net of cash paid	–	55	17
Other non-cash expense, net	81	329	269
Change in assets and liabilities, excluding the effects of acquisitions and divestitures:
Receivables, net	(115)	(165)	(17)
Inventories, net	(556)	(359)	299
Accounts payable	300	83	126
Other current assets	(374)	42	351
Other current liabilities	676	(776)	111
Change in pension and postretirement assets and liabilities, net	(354)	125	(239)

Net cash provided by operating activities	4,520	3,748	5,084

CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES
Capital expenditures	(1,771)	(1,661)	(1,330)
Acquisitions, net of cash received	–	(9,848)	–
Proceeds from divestitures, net of disbursements	–	4,039	41
Proceeds from sale of property, plant and equipment and other	43	8	50

Net cash used in investing activities	(1,728)	(7,462)	(1,239)

CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES
Net repayments of short-term borrowings	(565)	(864)	(446)
Long-term debt proceeds	36	9,433	3
Long-term debt repaid	(1,114)	(2,134)	(968)
Dividends paid	(2,043)	(2,175)	(1,712)
Proceeds from stock option exercises and other	511	(72)	(10)

Net cash (used in) / provided by financing activities	(3,175)	4,188	(3,133)

Effect of exchange rate changes on cash and cash equivalents	(124)	(94)	145

Cash and cash equivalents:
(Decrease) / Increase	(507)	380	857
Balance at beginning of period	2,481	2,101	1,244

Balance at end of period	$1,974	$2,481	$2,101

Cash paid:
Interest	$2,031	$1,593	$1,308

Income taxes	$932	$2,232	$1,025

See notes to consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.   Summary of Significant Accounting Policies

Description of Business:

Kraft Foods Inc. was incorporated in 2000 in the Commonwealth of Virginia. Kraft Foods Inc., through its subsidiaries (collectively “Kraft Foods,” “we,” “us” and “our”), sells packaged food and beverage products to consumers in approximately 170 countries.

Principles of Consolidation:

The consolidated financial statements include Kraft Foods, as well as our wholly owned and majority owned subsidiaries. The majority of our operating subsidiaries report results as of the last Saturday of the year. A portion of our international operating subsidiaries report results as of the last calendar day or the last Saturday of the year. Because a significant number of our operating subsidiaries report results on the last Saturday of the year and this year, that day fell on December 31, our results included an extra week (“53rd week”) of operating results than in the prior two years which had 52-weeks.

In 2011, we changed the consolidation date for certain operations of our Kraft Foods Europe segment and in the Latin America and Central and Eastern Europe, Middle East and Africa (“CEEMA”) regions within our Kraft Foods Developing Markets segment. Previously, these operations primarily reported results two weeks prior to the end of the period. Now, our Kraft Foods Europe segment reports results as of the last Saturday of each period. Our operations in Latin America and certain operations in CEEMA now report results as of the last calendar day of the period or the last Saturday of the period. These changes and the 53rd week in 2011 resulted in a favorable impact to net revenues of approximately $920 million and a favorable impact of approximately $150 million to operating income in 2011.

In 2010, we changed the consolidation date for certain European biscuits operations, which are included within our Kraft Foods Europe segment, and certain operations in Asia Pacific and Latin America within our Kraft Foods Developing Markets segment. Previously, these operations primarily reported period-end results one month or two weeks prior to the end of the period. Kraft Foods Europe moved the reporting of these operations to two weeks prior to the end of the period, and Asia Pacific and Latin America moved the reporting of these operations to the last day of the period. These changes resulted in a favorable impact to net revenues of approximately $200 million and had an insignificant impact on operating income in 2010.

We believe these changes are preferable and will improve business planning and financial reporting by better matching the close dates of the operating subsidiaries within our Kraft Foods Europe segment and Kraft Foods Developing Markets segment and by bringing the reporting date closer to the period-end date. As the effect to prior-period results was not material, we have not revised prior-period results.

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

Use of Estimates:

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require us to make estimates and assumptions that affect a number of amounts in our consolidated financial statements. Significant accounting policy elections, estimates and assumptions include, among others, pension and benefit plan assumptions, valuation assumptions of goodwill and intangible assets, useful lives of long-lived assets, marketing program accruals, insurance and self-insurance reserves and income taxes. We base our estimates on historical experience and other assumptions that we believe are reasonable. If actual amounts differ from estimates, we include the revisions in our consolidated results of operations in the period the actual amounts become known. Historically, the aggregate differences, if any, between our estimates and actual amounts in any year have not had a material effect on our consolidated financial statements.

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

Highly Inflationary Accounting:

In the fourth quarter of 2009, the Venezuelan economy was classified as highly inflationary under U.S. GAAP. Effective January 1, 2010, we began accounting for our Venezuelan subsidiaries under highly inflationary accounting rules, which principally means all transactions are recorded in U.S. dollars. We use both the official Venezuelan bolivar exchange rate and the government-regulated Transaction System for Foreign Currency Denominated Securities (“SITME”) rate to translate our Venezuelan operations into U.S. dollars, based on the nature of the operations of each individual subsidiary.

We recorded approximately $10 million of favorable foreign currency impacts relating to highly inflationary accounting in Venezuela during 2011 and approximately $115 million of unfavorable foreign currency impacts during 2010. The 2010 loss included a one-time impact of $34 million to translate cash we previously recorded at the secondary market exchange rate.

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

Goodwill and Intangible Assets:

We test goodwill and non-amortizable intangible assets for impairment at least annually on October 1. We assess goodwill impairment risk by first performing a qualitative review of entity-specific, industry, market and general economic factors for each reporting unit. If significant potential goodwill impairment risk exists for a specific reporting unit, we apply a two-step quantitative test. The first step compares the reporting unit’s estimated fair value with its carrying value. We estimate a reporting unit’s fair value using a 20-year projection of discounted cash flows which incorporates planned growth rates, market-based discount rates and estimates of residual value. For reporting units within our Kraft Foods North America and Kraft Foods Europe geographic units, we used a market-based, weighted-average cost of capital of 6.8% to discount the projected cash flows of those operations. For reporting units within our Kraft Foods Developing Markets geographic unit, we used a risk-rated discount rate of 9.8%. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans, industry and economic conditions and our actual results and conditions may differ over time. If the carrying value of a reporting unit’s net assets exceeds its fair value, the second step is applied to measure the difference between the carrying value and implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, the goodwill is considered impaired and reduced to its implied fair value. We test non-amortizable intangible assets for impairment by comparing the fair value of each intangible asset with its carrying value. Fair value of non-amortizable intangible assets is determined using planned growth rates, market-based discount rates and estimates of royalty rates. If the carrying value exceeds fair value, the intangible asset is considered impaired and is reduced to fair value. We record intangible asset impairment charges within asset impairment and exit costs.

Definite-lived intangible assets are amortized over their estimated useful lives and evaluated for impairment as long-lived assets.

Insurance and Self-Insurance:

We use a combination of insurance and self-insurance for a number of risks, including workers’ compensation, general liability, automobile liability, product liability and our obligation for employee healthcare benefits. Liabilities associated with the risks are estimated by considering historical claims experience and other actuarial assumptions.

Revenue Recognition:

We recognize revenues when title and risk of loss pass to customers, which generally occurs upon shipment or delivery of goods. Revenues are recorded net of consumer incentives and trade promotions and include all shipping and handling charges billed to customers. Our shipping and handling costs are classified as part of cost of sales. A provision for product returns and allowances for bad debts is also recorded as reductions to revenues within the same period that the revenue is recognized.

Marketing and Research and Development:

We promote our products with advertising, consumer incentives and trade promotions. These programs include, but are not limited to, discounts, coupons, rebates, in-store display incentives and volume-based incentives. We expense advertising costs either in the period the advertising first takes place or as incurred. Consumer incentive and trade promotion activities are recorded as a reduction to revenues based on amounts estimated as being due to customers and consumers at the end of a period. We base these estimates principally on historical utilization and redemption rates. For interim reporting purposes, advertising and consumer incentive expenses are charged to operations as a percentage of volume, based on estimated volume and related expense for the full year. We do not defer costs on our year-end consolidated balance sheet and all marketing costs are recorded as an expense in the year incurred. Advertising expense was $2,396 million in 2011, $2,270 million in 2010, and $1,581 million in 2009. We expense costs as incurred for product research and development. Research and development expense was $702 million in 2011, $583 million in 2010, and $466 million in 2009. We record marketing and research and development expenses within selling, general and administrative expenses.

Environmental Costs:

We are subject to laws and regulations relating to the protection of the environment. We accrue for environmental remediation obligations on an undiscounted basis when amounts are probable and can be reasonably estimated. The accruals are adjusted as new information develops or circumstances change. Recoveries of environmental remediation costs from third parties are recorded as assets when recovery of those costs is deemed probable. At December 31, 2011, our subsidiaries were involved in 68 active actions in the U.S. under Superfund legislation (and other similar actions and legislation) related to current operations and certain former or divested operations for which we retain liability.

Outside the U.S., we are subject to applicable multi-national, national and local environmental laws and regulations in the countries in which we do business. Outside the U.S., we have specific programs across our business units designed to meet applicable environmental compliance requirements.

As of December 31, 2011, we accrued an immaterial amount for environmental remediation. Based on information currently available, we believe that the ultimate resolution of existing environmental remediation actions and our compliance in general with environmental laws and regulations will not have a material effect on our financial results.

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

Financial Instruments:

As we operate globally, we use a variety of risk management strategies and financial instruments to manage foreign currency exchange rate, commodity price and interest rate risks. Our risk management program focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. One way we do this is through actively hedging our risks through the use of derivative instruments.

Derivatives are recorded on our consolidated balance sheets at fair value which fluctuates based on changing market conditions.

Certain derivatives are designated as either cash flow or fair value hedges and qualify for hedge accounting treatment, while others do not qualify and are marked to market through earnings. For cash flow hedges, changes in fair value are deferred in accumulated other comprehensive earnings / (losses) within equity until the underlying hedged items are recognized in net earnings. Accordingly, we record deferred cash flow hedge gains or losses in cost of sales when the related inventory is sold and in interest and other expense, net, when the related interest expense is recorded for hedges of intercompany loans. For fair value hedges, changes in fair value are recognized immediately in net earnings, consistent with the underlying hedged items. As such, in connection with our interest rate swaps designated as fair value hedges, we record gains or losses on interest rate swaps and the corresponding changes in the fair value of hedged long-term debt directly within interest and other expense, net. Cash flows from derivative instruments are also classified in the same manner as the underlying hedged items in the consolidated statement of cash flows. For additional information on the location of derivative activity within our operating results, see Note 12, Financial Instruments.

To qualify for hedge accounting, a specified level of hedging effectiveness between the hedging instrument and the item being hedged must be achieved at inception and maintained throughout the hedged period. Any hedging ineffectiveness is recognized in net earnings when the change in the value of the hedge does not offset the change in the value of the underlying hedged item.

We formally document our risk management objectives, strategies for undertaking the various hedge transactions, the nature of and relationships between the hedging instruments and hedged items, and method for assessing hedge effectiveness.

Additionally, for qualified hedges of forecasted transactions, we specifically identify the significant characteristics and expected terms of the forecasted transactions. If it becomes probable that a forecasted transaction will not occur, the hedge will no longer be effective and all of the derivative gains or losses would be recognized in earnings in the current period.

When we use financial instruments, we are exposed to credit risk that a counterparty might fail to fulfill its performance obligations under the terms of our agreement. We minimize our credit risk by entering into transactions with counterparties with investment grade credit ratings, limiting the amount of exposure we have with each counterparty and monitoring the financial condition of our counterparties. We also maintain a policy of requiring that all significant, non-exchange traded derivative contracts with a duration of greater than one year be governed by an International Swaps and Derivatives Association master agreement. We are also exposed to market risk as the value of our financial instruments might be adversely affected by a change in foreign currency exchange rates, commodity prices or interest rates. We manage market risk by incorporating monitoring parameters within our risk management strategy that limit the types of derivative instruments and derivative strategies we use, and the degree of market risk that we hedge with derivative instruments.

Commodity cash flow hedges – We are exposed to price risk related to forecasted purchases of certain commodities that we primarily use as raw materials. We enter into commodity forward contracts primarily for meat, coffee, dairy, sugar, cocoa and wheat. Commodity forward contracts generally are not subject to the accounting requirements for derivative instruments and hedging activities under the normal purchases exception. We also use commodity futures and options to hedge the price of certain input costs, including dairy, coffee, cocoa, wheat, corn products, soybean oils, meat products, sugar, natural gas and heating oil. Some of these derivative instruments are highly effective and qualify for hedge accounting treatment. We also sell commodity futures to unprice future purchase commitments, and we occasionally use related futures to cross-hedge a commodity exposure. We are not a party to leveraged derivatives and, by policy, do not use financial instruments for speculative purposes.

Foreign currency cash flow hedges – We use various financial instruments to mitigate our exposure to changes in exchange rates from third-party and intercompany actual and forecasted transactions. These instruments may include forward foreign exchange contracts, forward futures contracts, foreign currency swaps and foreign currency options. Based on the size and location of our businesses, we use these instruments to hedge our exposure to certain currencies, including the euro, Swiss franc, pound sterling and Canadian dollar.

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

Hedges of net investments in foreign operations – We have numerous investments in our foreign subsidiaries. The net assets of these subsidiaries are exposed to volatility in foreign currency exchange rates. We use foreign-currency-denominated debt to hedge our net investment in foreign operations against adverse movements in exchange rates. We designated our euro and pound sterling denominated borrowings as a net investment hedge of a portion of our overall European operations. The gains and losses on our net investment in these designated European operations are economically offset by losses and gains on our euro and pound sterling denominated borrowings. The change in the debt’s fair value is recorded in the currency translation adjustment component of accumulated other comprehensive earnings / (losses).

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

New Accounting Pronouncements:

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment related to multiemployer pension plans. This amendment increases the quantitative and qualitative disclosures about an employer’s participation in individually significant multiemployer plans that offer pension and other postretirement benefits. The guidance is effective for fiscal years ended after December 15, 2011. We adopted the guidance and modified the disclosures surrounding our participation in multiemployer plans in Note 11, Benefit Plans.

In September 2011, the FASB issued an amendment to simplify how entities test goodwill for impairment. An entity now has the option to first assess qualitative factors to determine whether it is “more likely than not” that goodwill may be impaired. If, after assessing the totality of events and circumstances, goodwill impairment is determined to be not likely, then performing the quantitative two-step impairment test would not be required. The new guidance also modifies goodwill evaluation during the year to make it consistent with the new annual qualitative approach. We adopted the guidance effective October 1, 2011 and incorporated the guidance in our annual goodwill impairment test.

In June 2011, the FASB issued an amendment related to statements of comprehensive income. This amendment requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This amended guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. We adopted the guidance effective October 1, 2011 and we now present the components of other comprehensive income in a separate statement.

In May 2011, the FASB issued an amendment to revise certain fair value measurement and disclosure requirements. This amendment establishes common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. These changes will be effective January 1, 2012 on a prospective basis. Early adoption is not permitted. We do not expect the adoption of this standard to have a material effect on our financial results.

In June 2009, new guidance was issued on the consolidation of variable interest entities. We adopted the guidance effective January 1, 2010. This guidance increases the likelihood of an enterprise being classified as a variable interest entity. The adoption of this guidance did not have a material impact on our financial results.

Subsequent Events:

We evaluated subsequent events and included all accounting and disclosure requirements related to subsequent events in our consolidated financial statements.

Reclassifications:

Certain amounts previously reported have been reclassified to conform to the current-year presentation.

Note 2. Proposed Spin-off Transaction

On August 4, 2011, we announced that our Board of Directors intends to create two independent public companies: (i) a global snacks business (the “Global Snacks Business”) and (ii) a North American grocery business (the “North American Grocery Business”). The Global Snacks Business will consist of our current Kraft Foods Europe and Developing Markets segments as well as our North American snack and confectionery businesses. The North American Grocery Business will primarily consist of our current U.S. Beverages, Cheese, Convenient Meals and Grocery segments, grocery-related categories in our Canada & N.A. Foodservice segment as well as the Planters and Corn Nuts brands and businesses. We expect to create these companies through a U.S. tax-free spin-off of the North American Grocery Business to our shareholders.

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

To secure EU regulatory approval of the acquisition, we were required to divest certain Cadbury confectionery operations in Poland and Romania. In 2010, we completed the sale of the assets of these businesses and generated $342 million in sale proceeds. The impacts of these divestitures were primarily reflected as adjustments to the Cadbury purchase price allocations.

Cadbury contributed net revenues of $9,143 million and net earnings of $530 million from February 2, 2010 through December 31, 2010. The following unaudited pro forma summary presents Kraft Foods’ consolidated information as if Cadbury had been acquired on January 1, 2009. These amounts were calculated after conversion to U.S. GAAP, applying our accounting policies, and adjusting Cadbury’s results to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment, and intangible assets had been applied from January 1, 2009, together with the consequential tax effects. These adjustments also reflect the additional interest expense incurred on the debt to finance the purchase, and the divestitures of certain Cadbury confectionery operations in Poland and Romania.

	00,000,000	00,000,000
	Pro forma for the
	Years Ended December 31,
	2010	2009
	(in millions)

Net revenues	$49,770	$47,852
Net earnings attributable to Kraft Foods	3,938	2,586

Our February 2, 2010 Cadbury acquisition was valued at $18,547 million, or $17,503 million net of cash and cash equivalents. As part of that acquisition, we acquired the following assets and assumed the following liabilities (in millions):

00,000,000
Receivables (1)	$1,333
Inventories	1,298
Other current assets	660
Property, plant and equipment	3,293
Goodwill (2)	9,530
Intangible assets (3)	12,905
Other assets	593
Short-term borrowings	(1,206)
Accounts payable	(1,605)
Other current liabilities (4)	(1,866)
Long-term debt	(2,437)
Deferred income taxes	(3,218)
Accrued pension costs	(817)
Other liabilities	(927)
Noncontrolling interest	(33)

(1)	The gross amount of acquired receivables was $1,474 million, of which $141 million was reserved as uncollectable.
(2)	Goodwill will not be deductible for statutory tax purposes and is attributable to Cadbury’s workforce and the significant synergies we expect from the acquisition.
(3)	We acquired $10.3 billion of indefinitely lived intangible assets, primarily trademarks, and $2.6 billion of amortizable intangible assets, primarily customer relationships and technology. Customer relationships will be amortized over approximately 13 years and technology will be amortized over approximately 12 years.
(4)	Within other current liabilities, a reserve for exposures related to taxes of approximately $70 million was established within our Developing Markets segment. The cumulative exposure was approximately $150 million at December 31, 2010.

Pizza Divestiture:

On March 1, 2010, we completed the sale of the assets of our North American frozen pizza business (“Frozen Pizza”) to Nestlé USA, Inc. (“Nestlé”) for $3.7 billion. Our Frozen Pizza business was a component of our U.S. Convenient Meals and Canada & North America Foodservice segments. The sale included the DiGiorno, Tombstone and Jack’s brands in the U.S., the Delissio brand in Canada and the California Pizza Kitchen trademark license. It also included two Wisconsin manufacturing facilities (Medford and Little Chute) and the leases for the pizza depots and delivery trucks. Approximately 3,600 of our employees transferred with the business to Nestlé. Accordingly, the results of our Frozen Pizza business have been reflected as discontinued operations on the consolidated statement of earnings for all periods presented.

Pursuant to the Frozen Pizza business Transition Services Agreement, we agreed to provide certain sales, co-manufacturing, distribution, information technology, accounting and finance services to Nestlé for up to two years. As of December 31, 2011, these service agreements were substantially complete.

Summary results of operations for the Frozen Pizza business through March 1, 2010 were as follows:

	00,000,000	00,000,000
	For the Years Ended December 31,
	2010	2009
	(in millions)

Net revenues	$335	$1,632

Earnings before income taxes	73	341
Provision for income taxes	(25)	(123)
Gain on discontinued operations, net of income taxes	1,596	–

Earnings and gain from discontinued operations, net of income taxes	$1,644	$218

Earnings before income taxes as presented exclude associated allocated overheads of $25 million in 2010 and $108 million in 2009. The 2010 gain on discontinued operations from the sale of the Frozen Pizza business included tax expense of $1.2 billion.

The following assets of the Frozen Pizza business were included in the Frozen Pizza divestiture (in millions):

00,000,000
Inventories, net	$102
Property, plant and equipment, net	317
Goodwill	475

Divested assets of the Frozen Pizza business	$894

Other Divestitures:

In 2009, we received $41 million in net proceeds and recorded pre-tax losses of $6 million on the divestitures of our Balance bar operations in the U.S., a juice operation in Brazil and a plant in Spain. We recorded after-tax gains of $58 million on these divestitures, primarily due to the differing book and tax bases of our Balance bar operations.

The aggregate operating results of the divestitures discussed above, other than the divestiture of the Frozen Pizza business, were not material to our financial statements in any of the periods presented. Refer to Note 16, Segment Reporting, for details of the gains and losses on divestitures by segment.

Note 4. Inventories

Inventories at December 31, 2011 and 2010 were:

	00,000,000	00,000,000
	2011	2010
	(in millions)

Raw materials	$1,800	$1,743
Finished product	3,906	3,567

Inventories, net	$5,706	$5,310

Note 5. Property, Plant and Equipment

Property, plant and equipment at December 31, 2011 and 2010 were:

	00,000,000	00,000,000
	2011	2010
	(in millions)

Land and land improvements	$768	$795
Buildings and building equipment	4,997	4,934
Machinery and equipment	16,934	16,147
Construction in progress	1,233	1,154

	23,932	23,030
Accumulated depreciation	(10,119)	(9,238)

Property, plant and equipment, net	$13,813	$13,792

Asset impairments:

We did not record any asset impairments in 2011. During 2010, we recorded an asset impairment of $12 million on a biscuit plant and related property, plant and equipment in France. During 2009, we recorded a $9 million asset impairment charge to write off an investment in Norway. These charges were recorded within asset impairment and exit costs.

Note 6. Goodwill and Intangible Assets

At December 31, 2011 and 2010, goodwill by reportable segment was:

	00,000,000	00,000,000
	2011	2010
	(in millions)

Kraft Foods North America:
U.S. Beverages	$1,290	$1,290
U.S. Cheese	3,000	3,000
U.S. Convenient Meals	985	985
U.S. Grocery	3,046	3,046
U.S. Snacks	9,125	9,125
Canada & N.A. Foodservice	3,385	3,430
Kraft Foods Europe	9,003	9,023
Kraft Foods Developing Markets	7,463	7,957

Goodwill	$37,297	$37,856

Intangible assets at December 31, 2011 and 2010 were:

	00,000,000	00,000,000
	2011	2010
	(in millions)

Non-amortizable intangible assets	$22,859	$23,351
Amortizable intangible assets	2,853	2,928

	25,712	26,279
Accumulated amortization	(526)	(316)

Intangible assets, net	$25,186	$25,963

Non-amortizable intangible assets consist principally of brand names purchased through our acquisitions of Nabisco Holdings Corp., the Spanish and Portuguese operations of United Biscuits, the global LU Biscuit business of Groupe Danone S.A. and Cadbury. Amortizable intangible assets consist primarily of trademark licenses, customer-related intangibles, process technology, license agreements and non-compete agreements. At December 31, 2011, the weighted-average life of our amortizable intangible assets was 13.2 years.

Changes in goodwill and intangible assets consisted of:

	00,000,000	00,000,000	00,000,000	00,000,000
	2011		2010
	Goodwill	Intangible Assets, at cost	Goodwill	Intangible Assets, at cost
	(in millions)
Balance at January 1	$37,856	$26,279	$28,764	$13,540
Changes due to:
Foreign currency	(559)	(567)	37	48
Acquisitions	–	–	9,530	12,907
Divestitures	–	–	(475)	(168)
Asset impairments	–	–	–	(43)
Other	–	–	–	(5)

Balance at December 31	$37,297	$25,712	$37,856	$26,279

In 2011, except for changes due to foreign currency translation, there were no significant changes to goodwill and intangible assets. In 2010, significant changes were:

•

Acquisitions-We increased goodwill by $9,530 million and intangible assets by $12,907 million related to allocations of purchase price for our Cadbury acquisition. We recorded $2,177 million of the acquired goodwill in our U.S. Snacks segment, $937 million in our Canada & N.A. Foodservice segment, $2,671 million in our Kraft Foods Europe segment and $3,745 million in our Kraft Foods Developing Markets segment.

•	Divestitures-We reduced goodwill by $475 million due to our Frozen Pizza business divestiture.
•

Asset impairments-During our 2010 review of goodwill and non-amortizable intangible assets, we recorded a $13 million charge for the impairment of intangible assets in the Netherlands and a $30 million charge for the impairment of intangible assets in China. These charges were recorded within asset impairment and exit costs.

In 2011, there were no impairments of goodwill or non-amortizable intangible assets. In 2010, we also noted no goodwill impairment and disclosed five reporting units which were more sensitive to near-term changes in discounted cash flow assumptions. In 2011, we noted only one reporting unit, U.S. Salty Snacks, which continues to be sensitive primarily to ongoing significant input cost pressure. U.S. Salty Snacks has $1,170 million of goodwill as of December 31, 2011, and its excess fair value over the carrying value of its net assets improved from 12% in 2010, to 19% in 2011. While the reporting unit passed the first step of the impairment test by a substantial margin, if its operating income were to decline significantly in the future, it would adversely affect the estimated fair value of the reporting unit. If input costs were to continue to rise, we expect to take further pricing actions as we have done in 2011. However, if we are unsuccessful in these efforts, it would decrease profitability, negatively affect the estimated fair value of the U.S. Salty Snacks reporting unit and could lead to a potential impairment in the future.

Amortization expense for intangible assets was $225 million in 2011, $211 million in 2010, and $26 million in 2009. We currently estimate amortization expense for each of the next five years to be approximately $215 million.

Note 7. Integration Program and Cost Savings Initiatives

Integration Program

Our combination with Cadbury continues to have the potential for meaningful synergies and costs savings. We now expect to recognize approximately $800 million of cost savings by the end of the third year following completion of the acquisition, up from our original estimate of $750 million. Additionally, we expect to create revenue synergies from investments in distribution, marketing and product development. In order to achieve these cost savings and synergies, we expect to incur total integration charges of approximately $1.5 billion in the first three years following the acquisition to combine and integrate the two businesses (the “Integration Program”).

Integration Program costs include the costs associated with combining our operations with Cadbury’s and are separate from the costs related to the acquisition. We incurred charges under the Integration Program of $521 million in 2011 and $657 million in 2010. We recorded these charges primarily in operations as a part of selling, general and administrative expenses within our Kraft Foods Europe and Kraft Foods Developing Markets segments, as well as general corporate expenses. Since the inception of the Integration Program, we have incurred approximately $1.2 billion of the $1.5 billion in expected charges.

Changes in the Integration Program liability consisted of:

	00,000,000	00,000,000
	2011	2010
	(in millions)

Balance at January 1	$406	$–
Liability assumed upon acquisition	–	228
Charges	521	657
Cash spent	(554)	(463)
Asset impairments	–	(13)
Currency / other	(27)	(3)

Balance at December 31	$346	$406

Cost Savings Initiatives

Cost savings initiatives generally include exit, disposal and other project costs and consisted of the following specific initiatives:

•

In 2011, we recorded a $64 million charge primarily within the segment operating income of Kraft Foods Europe and related to severance benefits provided to terminated employees and charges in connection with Kraft Foods Europe reorganization. We also reversed $37 million of cost savings initiative program costs across all segments except Kraft Foods Europe.

•	In 2010, we recorded $170 million primarily within the segment operating income of Kraft Foods Europe and Canada & N.A. Foodservice and in connection with the Kraft Foods Europe reorganization.
•

In 2009, we recorded $318 million primarily for severance benefits provided to terminated employees, associated benefit plan costs and other related activities. These were recorded in operations, primarily within the segment operating income of Kraft Foods Europe, with the remainder spread across all other segments.

Within our Integration Program and cost savings initiatives, we include certain costs along with exit and disposal costs that are directly attributable to these activities and do not qualify for treatment as exit or disposal costs under U.S. GAAP. These costs, which we commonly refer to as other project costs or implementation costs, generally include the integration and reorganization of operations and facilities, the discontinuance of certain product lines and the incremental expenses related to the closure of facilities. We believe the disclosure of these charges within our operating income provides greater transparency of the impact of these programs and initiatives on our operating results.

Note 8. Debt and Borrowing Arrangements

Short-Term Borrowings:

At December 31, 2011 and 2010, our short-term borrowings and related weighted-average interest rates consisted of:

	00,000,000	00,000,000	00,000,000	00,000,000
	2011		2010
	Amount Outstanding	Weighted-Average Year-End Rate	Amount Outstanding	Weighted-Average Year-End Rate
	(in millions)		(in millions)

Commercial paper	$–		$483	0.5%
Bank loans	182	10.7%	267	6.3%

Total short-term borrowings	$182		$750

The fair values of our short-term borrowings at December 31, 2011 and 2010, based upon current market interest rates, approximate the amounts disclosed above.

Borrowing Arrangements:

On April 1, 2011, we entered into an agreement for a $4.5 billion four-year senior unsecured revolving credit facility which expires in April 2015. The agreement replaced our former revolving credit agreement, which was terminated upon the signing of the new agreement. We intend to use the revolving credit facility for general corporate purposes, including for working capital purposes, and to support our commercial paper issuances. As of December 31, 2011, no amounts have been drawn on the facility.

The revolving credit agreement requires us to maintain a minimum total shareholders’ equity, excluding accumulated other comprehensive earnings / (losses), of at least $28.6 billion. At December 31, 2011, our total shareholders’ equity, excluding accumulated other comprehensive earnings / (losses), was $41.9 billion. We expect to continue to meet this covenant. The revolving credit agreement also contains customary representations, covenants and events of default. However, the revolving credit facility has no other financial covenants, credit rating triggers or provisions that could require us to post collateral as security.

In addition to the above, some of our international subsidiaries maintain primarily uncommitted credit lines to meet short-term working capital needs. Collectively, these credit lines amounted to $2.3 billion at December 31, 2011 and $2.4 billion at December 31, 2010. Borrowings on these lines amounted to $182 million at December 31, 2011 and $267 million at December 31, 2010.

As part of our Cadbury acquisition, on November 9, 2009, we entered into an agreement for a 364-day senior unsecured bridge facility (the “Cadbury Bridge Facility”). During the first quarter of 2010, we borrowed £807 million under the Cadbury Bridge Facility, and repaid it ($1,205 million at the time of repayment) with proceeds from the divestiture of our Frozen Pizza business. Upon repayment, the Cadbury Bridge Facility was terminated.

Long-Term Debt:

At December 31, 2011 and 2010, our long-term debt consisted of (interest rates were as of December 31, 2011):

	00,000,000	00,000,000
	2011	2010
	(in millions)

Notes, 2.63% to 7.55% (average effective rate 5.87%), due through 2040	$21,766	$22,872
Euro notes, 5.75% to 6.25% (average effective rate 5.98%), due through 2015	3,690	3,808
Sterling notes, 5.38% to 7.25% (average effective rate 4.94%), due through 2018	1,074	1,091
Other foreign currency obligations	178	158
Capital leases and other	41	45

Total	26,749	27,974
Less current portion of long-term debt	(3,654)	(1,115)

Long-term debt	$23,095	$26,859

As of December 31, 2011, aggregate maturities of long-term debt were (in millions):

00,000,000
2012	$3,654
2013	3,563
2014	971
2015	1,506
2016	1,773
Thereafter	15,308

On January 10, 2012, we issued $800 million of floating rate notes maturing in 2013 which bear interest at a rate equal to the three-month London Inter-Bank Offered Rate (“LIBOR”) plus 0.875%. We received net proceeds of $798.8 million from the issuance. The notes have a special mandatory redemption. Upon public announcement of the record date for the proposed spin-off of our North American grocery business to our shareholders, we will be required to issue a notice of redemption of all of the notes at a redemption price equal to 100% of the aggregate principal amount of the notes, plus accrued and unpaid interest through the day prior to the redemption date.

On November 1, 2011, we repaid $1.1 billion of our long-term debt with cash from operations and short-term borrowings.

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

On February 2, 2010, as part of the Cadbury acquisition, we acquired $2,437 million of long-term debt. The terms of the debt (including U.S. dollar par amounts as of February 2, 2010) were:

•	£77 million (approximately $123 million) total principal notes due December 20, 2010 at a fixed, annual interest rate of 4.875%.
•	C$150 million (approximately $140 million) Canadian bank loan agreement expiring August 30, 2012 at a variable interest rate. The interest rate at December 31, 2011 was 1.507%.
•	$1.0 billion total principal notes due October 1, 2013 at a fixed, annual interest rate of 5.125%.
•	£300 million (approximately $499 million) total principal notes due December 11, 2014 at a fixed, annual interest rate of 5.375%.
•	£350 million (approximately $626 million) total principal notes due July 18, 2018 at a fixed, annual interest rate of 7.250%.

Fair Value:

The aggregate fair value of our total debt was $31,113 million as compared with the carrying value of $26,931 million at December 31, 2011, and $31,459 million as compared with the carrying value of $28,724 million at December 31, 2010. The fair value of our debt was determined using Level 1 quoted prices in active markets for identical liabilities.

Interest and Other Expense, Net:

Interest and other expense, net consisted of:

	00,000,000	00,000,000	00,000,000
	For the Years Ended December 31,
	2011	2010	2009
	(in millions)

Interest expense, debt	$1,645	$1,790	$1,260
Acquisition-related financing fees	–	251	–
Other expense / (income), net	240	(17)	(23)

Total interest and other expense, net	$1,885	$2,024	$1,237

In 2011, other expense includes a loss of $157 million related to several interest rate swaps that settled in 2011. In 2010, acquisition-related financing fees include hedging and foreign currency impacts associated with the Cadbury acquisition and other fees associated with the Cadbury Bridge Facility.

Note 9. Capital Stock

Our articles of incorporation authorize 5.0 billion shares of Class A common stock and 500 million shares of preferred stock. In 2010, we combined our Class A and Class B common stock authorizations. Accordingly, we only have a single class of Class A common stock authorized. Shares of Class A common stock issued, in treasury and outstanding were:

	00,000,000	00,000,000	00,000,000
	Shares Issued	Treasury Shares	Shares Outstanding

Balance at January 1, 2009	1,735,000,000	(265,698,560)	1,469,301,440
Exercise of stock options and issuance of other stock awards	–	8,583,463	8,583,463

Balance at December 31, 2009	1,735,000,000	(257,115,097)	1,477,884,903

Shares issued	261,537,778	–	261,537,778
Exercise of stock options and issuance of other stock awards	–	8,643,868	8,643,868

Balance at December 31, 2010	1,996,537,778	(248,471,229)	1,748,066,549

Exercise of stock options and issuance of other stock awards	–	19,830,140	19,830,140

Balance at December 31, 2011	1,996,537,778	(228,641,089)	1,767,896,689

At December 31, 2011, 115,094,789 shares of Class A common stock were reserved for stock options and other stock awards. There were no preferred shares or Class B common shares issued and outstanding at December 31, 2011, 2010 and 2009.

In 2010, we issued 262 million shares of our Class A common stock as part of the Cadbury acquisition. The issued stock had a total fair value of $7,457 million based on the average of the high and low market prices on the dates of issuance.

Note 10.  Stock Plans

We align our annual and long-term incentive compensation programs with shareholder returns. Under the Amended and Restated 2005 Performance Incentive Plan (the “2005 Plan”), we may grant to eligible employees awards of stock options, stock appreciation rights, restricted stock, restricted and deferred stock units, and other awards based on our Common Stock, as well as performance-based annual and long-term incentive awards. We are authorized to issue a maximum of 168.0 million shares of our Common Stock under the 2005 Plan. In addition, the Kraft Foods Restated 2006 Stock Compensation Plan for Non-Employee Directors (the “2006 Directors Plan”), was amended in 2011 at our annual meeting of shareholders in May 2011, and we now may grant up to 1,000,000 shares of our Common Stock to members of the Board of Directors who are not our full-time employees. At December 31, 2011, there were 56,752,061 shares available to be granted under the 2005 Plan and 789,603 shares available to be granted under the 2006 Directors Plan. Restricted or deferred shares available for grant under the 2005 Plan at December 31, 2011, were 19,886,997.

All stock awards are issued to employees from treasury stock. We have no specific policy to repurchase our Common Stock to mitigate the dilutive impact of options; however, we have historically made adequate discretionary purchases, based on cash availability, market trends and other factors, to satisfy stock option exercise activity.

Stock Options:

Stock options are granted at an exercise price equal to the market value of the underlying stock on the grant date, generally become exercisable in three annual installments beginning on the first anniversary of the grant date and have a maximum term of ten years.

We account for our employee stock options under the fair value method of accounting using a modified Black-Scholes methodology to measure stock option expense at the date of grant. The fair value of the stock options at the date of grant is amortized to expense over the vesting period. We recorded compensation expense related to stock options of $49 million in 2011, $46 million in 2010 and $31 million in 2009. The deferred tax benefit recorded related to this compensation expense was $15 million in 2011, $15 million in 2010 and $11 million in 2009. The unamortized compensation expense related to our stock options was $67 million at December 31, 2011 and is expected to be recognized over a weighted-average period of two years. Our weighted-average Black-Scholes fair value assumptions were as follows:

	00,000,000	00,000,000	00,000,000	00,000,000	00,000,000
	Risk-Free		Expected	Expected	Fair Value
	Interest Rate	Expected Life	Volatility	Dividend Yield	at Grant Date

2011	2.34%	6 years	18.92%	3.72%	$3.84
2010	2.82%	6 years	19.86%	4.14%	$3.69
2009	2.46%	6 years	21.36%	4.90%	$2.68

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

Stock option activity for the year ended December 31, 2011 was:

	00,000,000	00,000,000	00,000,000	00,000,000
			Average
		Weighted-	Remaining	Aggregate
	Shares Subject	Average	Contractual	Intrinsic
	to Option	Exercise Price	Term	Value

Balance at January 1, 2011	54,236,161	$27.71
Options granted	16,319,790	31.81
Options exercised	(17,693,101)	28.00
Options cancelled	(3,263,983)	29.27

Balance at December 31, 2011	49,598,867	28.87	8 years	$426 million

Exercisable at December 31, 2011	18,876,266	27.21	7 years	$189 million

In February 2011, as part of our annual equity program, we granted 15.8 million stock options to eligible employees at an exercise price of $31.83. In the aggregate, we granted 16.3 million stock options during 2011 at a weighted-average exercise price of $31.81.

In February 2010, as part of our annual equity program, we granted 15.0 million stock options to eligible employees at an exercise price of $29.15. In the aggregate, we granted 18.1 million stock options during 2010 at a weighted-average exercise price of $29.24, including options issued to Cadbury employees under our annual equity program.

In February 2009, as part of our annual equity program, we granted 16.3 million stock options to eligible employees at an exercise price of $23.64.

The total intrinsic value of options exercised was $98 million in 2011, $92 million in 2010 and $72 million in 2009. Cash received from options exercised was $486 million in 2011, $134 million in 2010 and $79 million in 2009. The actual tax benefit realized for the tax deductions from the option exercises totaled $40 million in 2011, $60 million in 2010 and $52 million in 2009.

Restricted and Deferred Stock:

We may grant shares of restricted or deferred stock to eligible employees, giving them, in most instances, all of the rights of shareholders, except that they may not sell, assign, pledge or otherwise encumber the shares. Shares of restricted and deferred stock are subject to forfeiture if certain employment conditions are not met. Restricted and deferred stock generally vest on the third anniversary of the grant date.

Shares granted in connection with our long-term incentive plan vest based on varying performance, market and service conditions. The unvested shares have no voting rights and do not pay dividends.

The fair value of the restricted and deferred shares at the date of grant is amortized to earnings over the restriction period. We recorded compensation expense related to restricted and deferred stock of $132 million in 2011, $128 million in 2010, and $133 million in 2009. The deferred tax benefit recorded related to this compensation expense was $41 million in 2011, $39 million in 2010, and $44 million in 2009. The unamortized compensation expense related to our restricted and deferred stock was $164 million at December 31, 2011 and is expected to be recognized over a weighted-average period of two years.

Our restricted and deferred stock activity for the year ended December 31, 2011 was:

	00,000,000	00,000,000
		Weighted- Average
	Number	Grant Date Fair Value
	of Shares	Per Share

Balance at January 1, 2011	14,221,494	$27.84
Granted	5,070,012	31.97
Vested	(4,353,760)	30.35
Forfeited	(1,320,573)	29.30

Balance at December 31, 2011	13,617,173	28.43

In January 2011, we granted 1.5 million shares of stock in connection with our long-term incentive plan, and the market value per share was $31.62 on the date of grant. In February 2011, as part of our annual equity program, we issued 2.6 million shares of restricted and deferred stock to eligible employees, and the market value per restricted or deferred share was $31.83 on the date of grant. In aggregate, we issued 5.1 million restricted and deferred shares during 2011, including those issued as part of our long-term incentive plan, with a weighted-average market value per share of $31.97.

In January 2010, we granted 1.7 million shares of stock in connection with our long-term incentive plan, and the market value per share was $27.33 on the date of grant. In February 2010, as part of our annual equity program, we issued 2.5 million shares of restricted and deferred stock to eligible employees, and the market value per restricted or deferred share was $29.15 on the date of grant. In aggregate, we issued 5.8 million restricted and deferred shares during 2010, including those issued as part of our long-term incentive plan, with a weighted-average market value per share of $28.82.

In January 2009, we granted 1.5 million shares of stock in connection with our long-term incentive plan, and the market value per share was $27.00 on the date of grant. In February 2009, as part of our annual equity program, we issued 4.1 million shares of restricted and deferred stock to eligible employees, and the market value per restricted or deferred share was $23.64 on the date of grant. In aggregate, we issued 5.8 million restricted and deferred shares during 2009, including those issued as part of our long-term incentive plan, with a weighted-average market value per share of $24.68.

The weighted-average grant date fair value of restricted and deferred stock granted was $162 million, or $31.97 per restricted or deferred share, in 2011; $167 million, or $28.82 per restricted or deferred share, in 2010; and $143 million, or $24.68 per restricted or deferred share, in 2009. The vesting date fair value of restricted and deferred stock was $135 million in 2011, $117 million in 2010, and $153 million in 2009.

Note 11.  Benefit Plans

Pension Plans

Obligations and Funded Status:

The projected benefit obligations, plan assets and funded status of our pension plans at December 31, 2011 and 2010 were:

	00,000,000	00,000,000	00,000,000	00,000,000
	U.S. Plans		Non-U.S. Plans
	2011	2010	2011	2010
	(in millions)

Benefit obligation at January 1	$6,703	$6,195	$8,895	$4,401
Service cost	146	145	170	162
Interest cost	364	368	458	419
Benefits paid	(304)	(322)	(470)	(462)
Settlements paid	(187)	(244)	–	(49)
Curtailment gain	(3)	(23)	(1)	(3)
Actuarial losses	744	368	588	265
Acquisition	–	206	–	4,375
Currency	–	–	(95)	(164)
Other	9	10	36	(49)

Benefit obligation at December 31	7,472	6,703	9,581	8,895

Fair value of plan assets at January 1	5,800	5,496	7,453	3,397
Actual return on plan assets	(18)	671	284	624
Contributions	538	85	387	326
Benefits paid	(304)	(322)	(470)	(462)
Settlements paid	(187)	(244)	–	(49)
Acquisition	–	114	–	3,702
Currency	–	–	(54)	(84)
Other	–	–	–	(1)

Fair value of plan assets at December 31	5,829	5,800	7,600	7,453

Net pension liability recognized at December 31	$(1,643)	$(903)	$(1,981)	$(1,442)

In 2010, our projected benefit obligation decreased $23 million due to the divestiture of our Frozen Pizza business and its effect on certain of our U.S. pension plans.

The accumulated benefit obligation, which represents benefits earned to the measurement date, was $6,971 million at December 31, 2011 and $6,208 million at December 31, 2010 for the U.S. pension plans. The accumulated benefit obligation for the non-U.S. pension plans was $9,207 million at December 31, 2011 and $8,549 million at December 31, 2010.

The combined U.S. and non-U.S. pension plans resulted in a net pension liability of $3,624 million at December 31, 2011 and $2,345 million at December 31, 2010. We recognized these amounts in our consolidated balance sheets at December 31, 2011 and 2010 as follows:

	00,000,000	00,000,000
	2011	2010
	(in millions)

Prepaid pension assets	$31	$86
Other accrued liabilities	(58)	(49)
Accrued pension costs	(3,597)	(2,382)

	$(3,624)	$(2,345)

Certain of our U.S. and non-U.S. plans are underfunded and have accumulated benefit obligations in excess of plan assets. For these plans, the projected benefit obligations, accumulated benefit obligations and the fair value of plan assets at December 31, 2011 and 2010 were:

	00,000,000	00,000,000	00,000,000	00,000,000
	U.S. Plans		Non-U.S. Plans
	2011	2010	2011	2010
	(in millions)

Projected benefit obligation	$7,472	$5,097	$9,314	$7,934
Accumulated benefit obligation	6,971	4,627	8,962	7,668
Fair value of plan assets	5,829	4,156	7,313	6,471

We used the following weighted-average assumptions to determine our benefit obligations under the pension plans at December 31:

	00,000,000	00,000,000	00,000,000	00,000,000
	U.S. Plans		Non-U.S. Plans
	2011	2010	2011	2010

Discount rate	4.85%	5.53%	4.62%	5.11%
Expected rate of return on plan assets	8.00%	7.95%	6.47%	6.77%
Rate of compensation increase	4.00%	4.00%	3.58%	3.68%

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

Components of Net Pension Cost:

Net pension cost consisted of the following for the years ended December 31, 2011, 2010, and 2009:

	00,000,000	00,000,000	00,000,000	00,000,000	00,000,000	00,000,000
	U.S. Plans			Non- U.S. Plans
	2011	2010	2009	2011	2010	2009
	(in millions)

Service cost	$146	$145	$152	$170	$162	$67
Interest cost	364	368	369	458	419	215
Expected return on plan assets	(496)	(490)	(486)	(536)	(467)	(242)
Amortization:
Net loss from experience differences	225	170	160	101	77	23
Prior service cost	7	6	6	2	7	6
Other expenses	105	123	112	14	11	8

Net pension cost	$351	$322	$313	$209	$209	$77

A significant portion of the 2010 increase in non-U.S. net periodic pension cost related to the Cadbury acquisition. The following costs are included within other expenses above. Severance payments related to our cost savings initiatives and restructuring program, and retired employees who elected lump-sum payments resulted in settlement losses for our U.S. plans of $105 million in 2011, $118 million in 2010, and $107 million in 2009. In addition, we incurred a $5 million curtailment charge in 2010 related to the divestiture of our Frozen Pizza business. Non-U.S. plant closures and early retirement benefits resulted in curtailment and settlement losses of $8 million in 2011, $11 million in 2010, and $8 million in 2009. In addition, in 2011 we incurred $6 million in special termination benefit costs in the non-U.S. plans related to the Cadbury integration.

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

As of December 31, 2011, for the combined U.S. and non-U.S. pension plans, we expected to amortize from accumulated other comprehensive earnings / (losses) into net periodic pension cost during 2012:

•	an estimated $475 million of net loss from experience differences; and
•	an estimated $9 million of prior service cost.

We used the following weighted-average assumptions to determine our net pension cost for the years ended December 31:

	00,000,000	00,000,000	00,000,000	00,000,000	00,000,000	00,000,000
	U.S. Plans			Non-U.S. Plans
	2011	2010	2009	2011	2010	2009

Discount rate	5.53%	5.85%	6.10%	5.11%	5.21%	6.41%
Expected rate of return on plan assets	7.95%	7.99%	8.00%	6.77%	6.68%	7.25%
Rate of compensation increase	4.00%	3.98%	4.00%	3.68%	3.59%	3.09%

Plan Assets:

The fair value of pension plan assets at December 31, 2011 was determined using the following fair value measurements:

	00,000,000,000	00,000,000,000	00,000,000,000	00,000,000,000
	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Asset Category	(in millions)

U.S. equity securities	$272	$266	$6	$–
Non-U.S. equity securities	1,666	1,664	2	–
Pooled funds-equity securities	4,755	485	4,270	–

Total equity securities	6,693	2,415	4,278	–

Government bonds	1,170	571	599	–
Pooled funds-fixed-income securities	1,515	230	1,278	7
Corporate bonds and other fixed-income securities	3,019	100	2,161	758

Total fixed-income securities	5,704	901	4,038	765

Real estate	351	91	5	255
Other	529	119	19	391

Total	$13,277	$3,526	$8,340	$1,411

The fair value of pension plan assets at December 31, 2010 was determined using the following fair value measurements:

	00,000,000,000	00,000,000,000	00,000,000,000	00,000,000,000
	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Asset Category	(in millions)

U.S. equity securities	$280	$276	$4	$–
Non-U.S. equity securities	1,915	1,912	3	–
Pooled funds-equity securities	4,971	281	4,690	–

Total equity securities	7,166	2,469	4,697	–

Government bonds	1,405	731	674	–
Pooled funds-fixed-income securities	1,893	52	1,841	–
Corporate bonds and other fixed-income securities	1,749	5	993	751

Total fixed-income securities	5,047	788	3,508	751

Real estate	343	86	7	250
Other	542	155	11	376

Total	$13,098	$3,498	$8,223	$1,377

We excluded plan assets of $152 million at December 31, 2011 and $155 million at December 31, 2010 from the above tables related to certain insurance contracts as they are reported at contract value, in accordance with authoritative guidance.

Fair value measurements:

•	Level 1 – includes primarily U.S and non-U.S. equity securities and government bonds valued using quoted prices in active markets.
•

Level 2 – includes primarily pooled funds, including assets in real estate pooled funds, valued using net asset values of participation units held in common collective trusts, as reported by the managers of the trusts and as supported by the unit prices of actual purchase and sale transactions. Level 2 plan assets also primarily include corporate bonds and other fixed-income securities, valued using independent observable market inputs, such as matrix pricing, yield curves and indices.

•	Level 3 – includes investments valued using unobservable inputs that reflect the plans’ assumptions that market participants would use in pricing the assets, based on the best information available.
•

Fair value estimates for pooled funds are calculated by the investment advisor when reliable quotations or pricing services are not readily available for certain underlying securities. The estimated value is based on either cost, or last sale price for most of the securities valued in this fashion.

•

Fair value estimates for limited partnership and private equity investments are calculated by the general partners using the market approach to estimate the fair value of private investments. The market approach utilizes prices and other relevant information generated by market transactions, type of security, degree of liquidity, restrictions on the disposition, latest round of financing data, company financial statements, relevant valuation multiples and discounted cash flow analyses.

•

Fair value estimates for real estate investments are calculated by the investment managers using the present value of future cash flows expected to be received from the investments, based on valuation methodologies such as appraisals, local market conditions, and current and projected operating performance.

•

Fair value estimates for investments in hedge fund-of-funds are calculated by the investment managers using the net asset value per share of the investment as reported by the money managers of the underlying funds.

•	Fair value estimates for insurance contracts are calculated based on the future stream of benefit payments discounted using prevailing interest rates based on the valuation date.

Changes in our Level 3 plan assets, which are recorded in other comprehensive earnings / (losses), for the year ended December 31, 2011 included:

	00,000,000	00,000,000	00,000,000	00,000,000	00,000,000	00,000,000
	January 1, 2011 Balance	Net Realized and Unrealized Gains/(Losses)	Net Purchases, Issuances and Settlements	Net Transfers Into/(Out of) Level 3	Currency Impact	December 31, 2011 Balance
Asset Category	(in millions)

Pooled funds fixed-income securities	$–	$–	$–	$8	$(1)	$7

Corporate bond and other fixed-income securities	751	105	(95)	1	(4)	758
Real Estate	250	(15)	19	–	1	255
Other	376	10	7	–	(2)	391

Total Level 3 investments	$1,377	$100	$(69)	$9	$(6)	$1,411

The increases in Level 3 pension plan investments from December 31, 2010 were primarily due to net realized and unrealized gains, partially offset by net purchases, issuances and settlements.

Changes in our Level 3 assets, which are recorded in other comprehensive earnings / (losses), for the year ended December 31, 2010 included:

	00,000,000	00,000,000	00,000,000	00,000,000	00,000,000	00,000,000
	January 1, 2010 Balance	Net Realized and Unrealized Gains/(Losses)	Net Purchases, Issuances and Settlements	Net Transfers Into/(Out of) Level 3	Currency Impact	December 31, 2010 Balance
Asset Category	(in millions)

Non-U.S. equity securities	$1	$–	$(1)	$–	$–	$–
Corporate bond and other fixed-income securities	2	23	(44)	789	(19)	751
Real Estate	–	34	(1)	220	(3)	250
Other	2	29	12	341	(8)	376

Total Level 3 investments	$5	$86	$(34)	$1,350	$(30)	$1,377

The increases in Level 3 pension plan investments during 2010 were due to our Cadbury acquisition and the types of investments we acquired in those plans.

The percentage of fair value of pension plan assets at December 31, 2011 and 2010 was:

	00,000,000	00,000,000	00,000,000	00,000,000
	U.S. Plans		Non–U.S. Plans
Asset Category	2011	2010	2011	2010

Equity securities	66%	69%	38%	41%
Fixed-income securities	33%	31%	51%	47%
Real estate	1%	–	4%	5%
Other	–	–	7%	7%

Total	100%	100%	100%	100%

Our investment strategy is based on our expectation that equity securities will outperform fixed-income securities over the long term. Due to the nature and timing of our expected pension liabilities, approximately 70% of our U.S. plan assets are in equity securities and approximately 30% are in fixed-income securities. The strategy uses indexed U.S. equity securities, actively managed and indexed international equity securities and actively managed and indexed U.S. investment grade fixed-income securities (which constitute 95% or more of fixed-income securities) with lesser allocations to high yield fixed-income securities.

For the plans outside the U.S., the investment strategy is subject to local regulations and the asset / liability profiles of the plans in each individual country. These specific circumstances result in a level of equity exposure that is typically less than the U.S. plans. In aggregate, the asset allocation targets of our non-U.S. plans are broadly characterized as a mix of 40% equity securities, 46% fixed-income securities and 14% real estate / other. The other asset balance of our non-U.S. plans at December 31, 2011 primarily related to $387 million in hedge funds and private equity investments and $119 million in cash accounts held across various investment managers.

We attempt to maintain our target asset allocation by rebalancing between asset classes as we make contributions and monthly benefit payments.

Employer Contributions:

In 2011, we contributed $538 million to our U.S. pension plans and $361 million to our non-U.S. pension plans. In addition, employees contributed $26 million to our non-U.S. plans. Of our 2011 pension contributions, approximately $495 million was voluntary. We make contributions to our U.S. and non-U.S. pension plans, primarily, to the extent that they are tax deductible and do not generate an excise tax liability. For our U.S. qualified pension plans, in 2012, we are currently only required to make a nominal cash contribution to our U.S. pension plans under the Pension Protection Act of 2006. Based on current tax law, we estimate that 2012 pension contributions would be approximately $55 million to our U.S. plans and approximately $425 million to our non-U.S. plans. Of the total 2012 pension contributions, none is expected to be voluntary. Our actual contributions may be different due to many factors, including changes in tax and other benefit laws; or significant differences between expected and actual pension asset performance or interest rates; or other factors.

Future Benefit Payments:

The estimated future benefit payments from our pension plans at December 31, 2011 were:

	U.S. Plans	Non-U.S. Plans
	(in millions)

2012	$467	$464
2013	454	469
2014	444	474
2015	462	489
2016	483	505
2017-2021	2,797	2,696

Multiemployer Pension Plans:

We made contributions to multiemployer pension plans of $32 million in 2011, $30 million in 2010, and $29 million in 2009. These plans provide pension benefits to retirees under certain collective bargaining agreements. The following is the only individually significant multiemployer plan we participate in as of December 31, 2011:

	00,000,000	00,000,000	00,000,000	00,000,000	00,000,000
Pension Fund	EIN / Pension Plan Number	Pension Protection Act Zone Status (1)	FIP / RP Status Pending / Implemented	Surcharge Imposed	Expiration Date of Collective- Bargaining Agreement

Bakery and Confectionery Union and Industry International Pension Fund	526118572	Green	No	No	2/29/2012

(1)	Represents the pension protection act zone status for the Bakery and Confectionery Union and Industry International Pension Fund as of December 31, 2010. Information on the 2011 pension protection act zone status was not available at the time of this filing.

Our contributions exceeded 5% of total contributions to the Bakery and Confectionery Union and Industry International Pension Fund (“Fund”) for fiscal years 2011, 2010 and 2009. Our contributions to the Fund were $24 million in 2011, $24 million in 2010 and $23 million in 2009. We expect contributions to the Fund to be approximately $25 million for each of the next five years. On January 11, 2012, Hostess Brands, a significant contributor to the Fund, announced that it had filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. They also stated that they plan to modify their labor agreements in order to emerge from Chapter 11 with a new cost structure. It is not yet clear what impact these actions will have on the amount of their Fund withdrawal liability. As such, the effect of the bankruptcy on our future contributions or withdrawal liability is not yet known and cannot be reasonably estimated as of December 31, 2011. Our contributions to other multiemployer pension plans that were not individually significant were $8 million in 2011, $6 million in 2010 and $6 million in 2009.

Other Costs:

We sponsor and contribute to employee savings plans. These plans cover eligible salaried, non-union and union employees. Our contributions and costs are determined by the matching of employee contributions, as defined by the plans. Amounts charged to expense for defined contribution plans totaled $114 million in 2011, $104 million in 2010, and $94 million in 2009.

Postretirement Benefit Plans

Obligations:

Our postretirement health care plans are not funded. The changes in and the amount of the accrued benefit obligation at December 31, 2011 and 2010 were:

	00,000,000	00,000,000
	2011	2010
	(in millions)

Accrued benefit obligation at January 1	$3,263	$3,032
Service cost	36	39
Interest cost	165	172
Benefits paid	(221)	(213)
Plan amendments	(5)	(7)
Currency	(3)	10
Assumption changes	254	147
Actuarial (gains) / losses	(36)	42
Acquisition	–	41

Accrued benefit obligation at December 31	$3,453	$3,263

The current portion of our accrued postretirement benefit obligation of $215 million at December 31, 2011 and $217 million at December 31, 2010 was included in other accrued liabilities.

We used the following weighted-average assumptions to determine our postretirement benefit obligations at December 31:

	00,000,000	00,000,000	00,000,000	00,000,000
	U.S. Plans		Non-U.S. Plans
	2011	2010	2011	2010
Discount rate	4.70%	5.30%	4.29%	5.02%
Health care cost trend rate assumed for next year	7.00%	7.50%	7.42%	8.83%
Ultimate trend rate	5.00%	5.00%	5.53%	6.00%
Year that the rate reaches the ultimate trend rate	2016	2016	2016	2017

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

Assumed health care cost trend rates have a significant impact on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects as of December 31, 2011:

	One-Percentage-Point
	Increase	Decrease

Effect on total of service and interest cost	12.8%	(10.5%)
Effect on postretirement benefit obligation	10.7%	(9.0%)

Components of Net Postretirement Health Care Costs:

Net postretirement health care costs consisted of the following for the years ended December 31, 2011, 2010 and 2009:

	00,000,000	00,000,000	00,000,000
	2011	2010	2009
	(in millions)

Service cost	$36	$39	$35
Interest cost	165	172	174
Amortization:
Net loss from experience differences	60	55	44
Prior service credit	(32)	(32)	(32)

Net postretirement health care costs	$229	$234	$221

As of December 31, 2011, we expected to amortize from accumulated other comprehensive earnings / (losses) into net postretirement health care costs during 2012:

•	an estimated $77 million of net loss from experience differences; and
•	an estimated $32 million of prior service credit.

We used the following weighted-average assumptions to determine our net postretirement cost for the years ended December 31:

	00,000,000	00,000,000	00,000,000	00,000,000	00,000,000	00,000,000
	U.S. Plans			Non-U.S. Plans
	2011	2010	2009	2011	2010	2009

Discount rate	5.30%	5.70%	6.10%	5.02%	5.28%	7.60%
Health care cost trend rate	7.50%	7.00%	7.00%	8.83%	8.79%	9.00%

Future Benefit Payments:

Our estimated future benefit payments for our postretirement health care plans at December 31, 2011 were:

	00,000,000	00,000,000
	U.S. Plans	Non-U.S. Plans
	(in millions)

2012	$210	$12
2013	211	12
2014	212	12
2015	212	13
2016	210	13
2017-2021	1,035	73

Other Costs:

We made contributions to multiemployer medical plans totaling $36 million in 2011, $35 million in 2010, and $35 million in 2009. These plans provide medical benefits to active employees and retirees under certain collective bargaining agreements.

Postemployment Benefit Plans

Obligations:

Our postemployment plans are primarily not funded. The changes in and the amount of the accrued benefit obligation at December 31, 2011 and 2010 were:

	00,000,000	00,000,000
	2011	2010
	(in millions)

Accrued benefit obligation at January 1	$140	$116
Service cost	11	9
Interest cost	9	10
Benefits paid	(40)	(24)
Assumption changes	4	(8)
Actuarial losses / (gains)	13	(12)
Acquisition	–	49
Other	29	–

Accrued benefit obligation at December 31	$166	$140

In 2011, we recorded a Canadian postemployment plan, which was partially funded, with a net liability balance of approximately $29 million. The liability was recorded in other. The accrued benefit obligation was determined using a weighted-average discount rate of 5.2% in 2011 and 6.3% in 2010, an assumed ultimate annual turnover rate of 0.5% in 2011 and 2010, assumed compensation cost increases of 4.0% in 2011 and 2010, and assumed benefits as defined in the respective plans.

Postemployment costs arising from actions that offer employees benefits in excess of those specified in the respective plans are charged to expense when incurred.

Components of Net Postemployment Costs:

Net postemployment costs consisted of the following for the years ended December 31, 2011, 2010 and 2009:

	00,000,000	00,000,000	00,000,000
	2011	2010	2009
	(in millions)

Service cost	$11	$9	$8
Interest cost	9	10	8
Amortization of net (gains) / losses	(2)	(2)	2
Other	33	–	–

Net postemployment costs	$51	$17	$18

Other postemployment costs primarily relate to the establishment of the partially funded Canadian postemployment plan.

As of December 31, 2011, the estimated net gain for the postemployment benefit plans that we expected to amortize from accumulated other comprehensive earnings / (losses) into net postemployment costs during 2012 was insignificant.

Note 12. Financial Instruments

Fair Value of Derivative Instruments:

The fair values of derivative instruments recorded in the consolidated balance sheet as of December 31, 2011 and 2010 were:

	00,000,000	00,000,000	00,000,000	00,000,000
	2011		2010
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
	(in millions)		(in millions)

Derivatives accounted for as hedges:
Foreign exchange contracts	$76	$5	$24	$115
Commodity contracts	14	27	74	5
Interest rate contracts	2	519	58	13

	$92	$551	$156	$133

Derivatives not accounted for as hedges:
Foreign exchange contracts	$13	$5	$21	$48
Commodity contracts	392	372	202	114
Interest rate contracts	86	51	59	21

	$491	$428	$282	$183

Total fair value	$583	$979	$438	$316

We include the fair value of our asset derivatives within other current assets and the fair value of our liability derivatives within other current liabilities.

The fair values of our derivative instruments at December 31, 2011 were determined using:

	00,000,000	00,000,000	00,000,000	00,000,000
	Total Fair Value of Net Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)

Foreign exchange contracts	$79	$–	$79	$–
Commodity contracts	7	(41)	48	–
Interest rate contracts	(482)	–	(482)	–

Total derivatives	$(396)	$(41)	$(355)	$–

The fair values of our derivative instruments at December 31, 2010 were determined using:

	00,000,000	00,000,000	00,000,000	00,000,000
	Total Fair Value of Net Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)

Foreign exchange contracts	$(118)	$–	$(118)	$–
Commodity contracts	157	129	28	–
Interest rate contracts	83	–	83	–

Total derivatives	$122	$129	$(7)	$–

Level 2 financial assets and liabilities consist of commodity forwards and options; foreign exchange forwards, currency swaps, and options; and interest rate swaps. Commodity derivatives are valued using an income approach based on the observable market commodity index prices less the contract rate multiplied by the notional amount or based on pricing models which rely on market observable inputs such as commodity prices. Foreign currency contracts are valued using an income approach based on observable market forward rates less the contract rate multiplied by the notional amount. Our calculation of the fair value of interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the observable market interest rate curve. Our calculation of the fair value of financial instruments takes into consideration the risk of nonperformance, including counterparty credit risk.

Derivative Volume:

The net notional values of our derivative instruments as of December 31, 2011 and 2010 were:

	00,000,000	00,000,000
	2011	2010
	(in millions)

Foreign exchange contracts:
Intercompany loans and forecasted interest payments	$1,982	$2,183
Forecasted transactions	1,181	1,946
Commodity contracts	1,287	630
Interest rate contracts	4,872	5,167
Net investment hedge – euro notes	3,694	3,814
Net investment hedge – pound sterling notes	1,010	1,015

Cash Flow Hedges:

Cash flow hedge activity, net of income taxes, within accumulated other comprehensive earnings / (losses) included:

	00,000,000	00,000,000	00,000,000
	2011	2010	2009
	(in millions)

Accumulated gain / (loss) at January 1	$79	$101	$(23)
Transfer of realized (gains) / losses in fair value to earnings	72	(25)	111
Unrealized gain / (loss) in fair value	(448)	3	13

Accumulated gain / (loss) at December 31	$(297)	$79	$101

The gains / (losses) recognized in other comprehensive income / (loss) were:

	00,000,000	00,000,000	00,000,000
	2011	2010	2009
	(in millions)

Foreign exchange contracts – intercompany loans	$1	$2	$(12)
Foreign exchange contracts – forecasted transactions	8	17	(40)
Commodity contracts	(6)	74	(27)
Interest rate contracts	(451)	(90)	92

Total	$(448)	$3	$13

The gains / (losses) reclassified from accumulated other comprehensive earnings / (losses) into earnings were:

	00,000,000	00,000,000	00,000,000
	2011	2010	2009
	(in millions)

Foreign exchange contracts – intercompany loans	$2	$10	$–
Foreign exchange contracts – forecasted transactions	(44)	1	27
Commodity contracts	71	15	(138)
Interest rate contracts	(101)	(1)	–

Total	$(72)	$25	$(111)

The gains / (losses) on ineffectiveness recognized in earnings were:

	00,000,000	00,000,000	00,000,000
	2011	2010	2009
	(in millions)

Foreign exchange contracts – intercompany loans	$–	$–	$–
Foreign exchange contracts – forecasted transactions	–	–	–
Commodity contracts	(2)	(6)	12
Interest rate contracts	(2)	–	–

Total	$(4)	$(6)	$12

The gains / (losses) on the amount excluded from effectiveness testing recognized in earnings were:

	00,000,000	00,000,000	00,000,000
	2011	2010	2009
	(in millions)

Foreign exchange contracts – intercompany loans	$–	$–	$–
Foreign exchange contracts – forecasted transactions	–	–	–
Commodity contracts	(13)	3	1
Interest rate contracts	(156)	–	–

Total	$(169)	$3	$1

In 2011, we recognized a loss of $157 million related to several interest rate swaps that settled in November 2011. We recognized the loss in earnings as the timing of the related forecasted debt changed.

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

We expect to transfer unrealized losses of $19 million (net of taxes) for commodity cash flow hedges and unrealized gains of $68 million (net of taxes) for foreign currency cash flow hedges and unrealized losses of $10 million (net of taxes) for interest rate cash flow hedges to earnings during the next 12 months.

As of December 31, 2011, we had hedged forecasted transactions for the following durations:

•	commodity transactions for periods not exceeding the next 17 months;
•	interest rate transactions for periods not exceeding the next 31 years and 4 months; and
•	foreign currency transactions for periods not exceeding the next 12 months.

Fair Value Hedges:

The following gains / (losses) due to changes in fair value of our interest rate swaps and related hedged long-term debt were recorded in interest and other expense, net:

	00,000,000	00,000,000	00,000,000
	2011	2010	2009
	(in millions)

Gain / (loss) recognized in income on:
Derivatives	$(6)	$1	$7
Borrowings	6	(1)	(7)

Economic Hedges:

Gains / (losses) recorded in earnings for economic hedges which are not designated as hedging instruments included:

	00,000,000	00,000,000	00,000,000	00,000,000
	Gain / (Loss) Recognized in Earnings			Location of Gain / (Loss) Recognized in Earnings
	2011	2010	2009
	(in millions)

Foreign exchange contracts:
Intercompany loans and forecasted interest payments	$34	$28	$(10)	Interest expense
Forecasted transactions	4	(11)	(10)	Cost of sales
Forecasted transactions	3	(17)	–	Interest expense
Cadbury acquisition related	–	(395)	–	Interest expense
Interest rate contracts	(3)	4	–	Interest expense
Commodity contracts	166	126	37	Cost of sales

Total	$204	$(265)	$17

The 2010 Cadbury acquisition related hedging losses were economically offset by $240 million of foreign exchange net gains on cash denominated in pound sterling, the Cadbury Bridge Facility and payable balances associated with the acquisition.

Hedges of Net Investments in Foreign Operations:

Gains / (losses) related to hedges of net investments in foreign operations included:

	00,000,000	00,000,000	00,000,000	00,000,000
	Gain / (Loss) Recognized in OCI			Location of Gain / (Loss) Recognized in AOCI
	2011	2010	2009
	(in millions)

Euro notes	$77	$170	$(65)	Currency Translation
Pound sterling notes	3	7	–	Adjustment

Note 13.  Commitments and Contingencies

Legal Proceedings:

We routinely are involved in legal proceedings, claims and governmental inspections or investigations (“Legal Matters”) arising in the ordinary course of our business.

Competition authorities in certain Member States of the European Union have ongoing investigations into possible anticompetitive activity in the fast moving consumer goods (“FMCG”) sector, which includes products such as chocolate and coffee. On October 18, 2011, the German Federal Cartel Office (“FCO”) issued a press release stating that it had discontinued proceedings against our wholly owned subsidiary, Kraft Foods Deutschland GmbH (“KFD”), based on a settlement agreed between KFD and the FCO following the FCO’s finding of illegal price agreements regarding instant cappuccino. The FCO also imposed a fine against a former KFD employee. Due to KFD’s cooperation with the FCO in the matter, the fine to resolve the matter was reduced to EUR 2.2 million (approximately $3 million as of October 18, 2011).

A compliant and ethical corporate culture, which includes adhering to laws and industry regulations in all jurisdictions in which we do business, is integral to our success. Accordingly, after we acquired Cadbury in February 2010 we began reviewing and adjusting, as needed, Cadbury’s operations in light of U.S. and international standards as well as Kraft Foods’ policies and practices. We initially focused on such high priority areas as food safety, the Foreign Corrupt Practices Act (“FCPA”) and antitrust. Based upon Cadbury’s pre-acquisition policies and compliance programs and our post-acquisition reviews, our preliminary findings indicated that Cadbury’s overall state of compliance was sound. Nonetheless, through our reviews, we determined that in certain jurisdictions, including India, there appeared to be facts and circumstances warranting further investigation. We are continuing our investigations in certain jurisdictions, including in India, and we continue to cooperate with governmental authorities.

On March 1, 2011, the Starbucks Coffee Company (“Starbucks”), without our authorization and in what we contend is a violation and breach of our agreements with Starbucks, took control of the Starbucks packaged coffee business (“Starbucks CPG business”) in grocery stores and other channels, after alleging we had breached the Supply and License Agreement. The dispute is pending Arbitration in Chicago, Illinois. We are seeking appropriate remedies, including but not limited to payment of the fair market value of the Supply and License Agreement plus the premium this agreement specifies. Starbucks has counterclaimed for unspecified damages. The arbitration proceeding is set to begin on July 11, 2012 and is expected to conclude on July 31, 2012. The results of the Starbucks CPG business were included primarily in our U.S. Beverage and Canada and N.A. Foodservice segments through March 1, 2011.

As we previously disclosed, on February 1, 2011, we received a subpoena from the SEC in connection with an investigation under the FCPA, primarily related to a Cadbury facility in India that we acquired in the Cadbury acquisition. The subpoena primarily requests information regarding dealings with Indian governmental agencies and officials to obtain approvals related to the operation of that facility. We are cooperating with the U.S. government in its investigation of these matters.

While we cannot predict with certainty the results of these or any other Legal Matters in which we are currently involved, we do not expect that the ultimate costs to resolve any of these Legal Matters will have a material effect on our financial results.

Third-Party Guarantees:

We have third-party guarantees primarily covering the long-term obligations of our vendors. As part of those transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At December 31, 2011, the carrying amount of our third-party guarantees on our consolidated balance sheet and the maximum potential payment under these guarantees was $22 million. Substantially all of these guarantees expire at various times through 2018.

Leases:

Rental expenses were $452 million in 2011, $514 million in 2010, and $505 million in 2009. As of December 31, 2011, minimum rental commitments under non-cancelable operating leases in effect at year-end were (in millions):

00,000,000

2012	$353
2013	287
2014	207
2015	155
2016	129
Thereafter	187

Total	$1,318

Note 14.   Income Taxes

Earnings from continuing operations before income taxes and the provision for income taxes consisted of the following for the years ended December 31, 2011, 2010, and 2009:

	00,000,000	00,000,000	00,000,000
	2011	2010	2009
	(in millions)

Earnings from continuing operations before income taxes:
United States	$1,146	$1,071	$2,047
Outside United States	3,626	2,571	1,899

Total	$4,772	$3,642	$3,946

Provision for income taxes:
United States federal:
Current	$371	$91	$335
Deferred	63	322	108

	434	413	443
State and local:
Current	95	47	82
Deferred	55	61	(39)

	150	108	43

Total United States	584	521	486

Outside United States:
Current	1,113	763	681
Deferred	(472)	(137)	(31)

Total outside United States	641	626	650

Total provision for income taxes	$1,225	$1,147	$1,136

We also recognized tax expense of $1.2 billion related to the 2010 earnings and gain from discontinued operations from the sale of the Frozen Pizza business.

As of January 1, 2011, our unrecognized tax benefits were $1,281 million. If we had recognized all of these benefits, the net impact on our income tax provision would have been $1,062 million. Our unrecognized tax benefits were $1,538 million at December 31, 2011, and if we had recognized all of these benefits, the net impact on our income tax provision would have been $1,317 million. The amount of unrecognized tax benefits could decrease by approximately $160-200 million during the next 12 months due to audit settlements and the expiration of statutes of limitations in various jurisdictions. We include accrued interest and penalties related to uncertain tax positions in our tax provision. We accrued interest and penalties of $246 million as of January 1, 2011 and $286 million as of December 31, 2011. Our 2011 provision for income taxes included $53 million for interest and penalties and we paid interest and penalties of $5 million during 2011.

The changes in our unrecognized tax benefits for the years ended December 31, 2011, 2010 and 2009 were:

	00,000,000	00,000,000	00,000,000
	2011	2010	2009
	(in millions)

January 1	$1,281	$829	$807
Increases from positions taken during prior periods	222	49	90
Decreases from positions taken during prior periods	(147)	(146)	(205)
Increases from positions taken during the current period	253	229	146
Increases from acquisition adjustments	–	357	–
Decreases relating to settlements with taxing authorities	(17)	(19)	(26)
Reductions resulting from the lapse of the applicable statute of limitations	(14)	(10)	(14)
Currency / other	(40)	(8)	31

December 31	$1,538	$1,281	$829

We are regularly examined by federal and various state and foreign tax authorities. The U.S. federal statute of limitations remains open for the year 2004 and onward. The IRS is currently examining our 2004 - 2006 tax returns and we expect this examination to close during 2012. Our income tax filings are also currently under examination by tax authorities in various U.S. state and foreign jurisdictions. U.S. state and foreign jurisdictions have statutes of limitations generally ranging from three to five years, however, these statutes are often extended by mutual agreement with the tax authorities. Years still open to examination by foreign tax authorities in major jurisdictions include (earliest open tax year in parentheses): Germany (1999), Brazil (2005), Canada (2003), France (2006), United Kingdom (2006), Australia (2008), Russia (2004) and India (2003).

At December 31, 2011, applicable U.S. federal income taxes and foreign withholding taxes had not been provided on approximately $10.2 billion of accumulated earnings of foreign subsidiaries that are expected to be permanently reinvested. It is impractical for us to determine the amount of unrecognized deferred tax liabilities on these permanently reinvested earnings.

The effective income tax rate on pre-tax earnings differed from the U.S. federal statutory rate for the following reasons for the years ended December 31, 2011, 2010 and 2009:

	00,000,000	00,000,000	00,000,000
	2011	2010	2009

U.S. federal statutory rate	35.0%	35.0%	35.0%
Increase / (decrease) resulting from:
State and local income taxes, net of federal tax benefit excluding IRS audit impacts	2.2%	1.9%	1.9%
Federal and state tax impacts related to IRS audit settlements	0.7%	(2.3%)	(3.1%)
Reversal of other tax accruals no longer required	(1.3%)	(0.5%)	(0.4%)
U.S. Health Care Legislation	–	3.8%	–
Foreign rate differences	(9.5%)	(6.0%)	(2.2%)
Other	(1.4%)	(0.4%)	(2.4%)

Effective tax rate	25.7%	31.5%	28.8%

Our 2011 effective tax rate was favorably impacted by net tax benefits of $199 million from discrete one-time events, primarily from the revaluation of U.K. deferred tax assets and liabilities resulting from tax legislation enacted in 2011 that reduced U.K. corporate income tax rates, the reversal of valuation allowances on certain foreign deferred tax assets that are now expected to be realized, and the net favorable impact from various U.S. federal, U.S. state and foreign tax audit developments during the year. The 2011 effective tax rate also reflects increased tax benefits from operations outside the United States, which are generally taxed at lower rates than the U.S statutory rate of 35 percent. The mix of pretax income from these various foreign jurisdictions can have a significant impact on our effective tax rate. The fourth quarter and full year tax rate benefited from lower than projected taxes on our earnings outside the U.S., and the fourth quarter was also favorable due to a true-up of prior quarter estimates to a lower actual tax expense reported by these operations.

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

The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities consisted of the following at December 31, 2011 and 2010:

	00,000,000	00,000,000
	2011	2010
	(in millions)

Deferred income tax assets:
Accrued postretirement and postemployment benefits	$1,276	$1,103
Accrued pension costs	1,007	458
Other	3,124	2,064

Total deferred income tax assets	5,407	3,625

Valuation allowance	(467)	(400)

Net deferred income tax assets	$4,940	$3,225

Deferred income tax liabilities:
Trade names	$(7,565)	$(7,606)
Property, plant and equipment	(2,084)	(1,845)
Other	(1,025)	(611)

Total deferred income tax liabilities	(10,674)	(10,062)

Net deferred income tax liabilities	$(5,734)	$(6,837)

Our significant allowances reside within our operating subsidiaries in Mexico, Ireland, China, U.S. and Japan.

Note 15.  Earnings Per Share

Basic and diluted EPS from continuing and discontinued operations were calculated using the following:

	00,000,000	00,000,000	00,000,000
	For the Years Ended December 31,
	2011	2010	2009
	(in millions, except per share data)

Earnings from continuing operations	$3,547	$2,495	$2,810
Earnings and gain from discontinued operations, net of income taxes	–	1,644	218

Net earnings	3,547	4,139	3,028
Noncontrolling interest	20	25	7

Net earnings attributable to Kraft Foods	$3,527	$4,114	$3,021

Weighted-average shares for basic EPS	1,765	1,715	1,478
Plus incremental shares from assumed conversions of stock options and long–term incentive plan shares	7	5	8

Weighted-average shares for diluted EPS	1,772	1,720	1,486

Basic earnings per share attributable to Kraft Foods:
Continuing operations	$2.00	$1.44	$1.90
Discontinued operations	–	0.96	0.14

Net earnings attributable to Kraft Foods	$2.00	$2.40	$2.04

Diluted earnings per share attributable to Kraft Foods:
Continuing operations	$1.99	$1.44	$1.89
Discontinued operations	–	0.95	0.14

Net earnings attributable to Kraft Foods	$1.99	$2.39	$2.03

We exclude antidilutive Kraft Foods stock options from our calculation of weighted-average shares for diluted EPS. We excluded 9.2 million antidilutive options for the year ended December 31, 2011, 28.5 million antidilutive options for the year ended December 31, 2010 and 23.0 million antidilutive options for the year ended December 31, 2009.

Note 16.  Segment Reporting

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

Our segment results were:

	00,000,000	00,000,000	00,000,000
	For the Years Ended December 31,
	2011	2010	2009
	(in millions)

Net revenues:
Kraft Foods North America:
U.S. Beverages	$3,006	$3,212	$3,057
U.S. Cheese	3,810	3,528	3,605
U.S. Convenient Meals	3,328	3,131	3,029
U.S. Grocery	3,563	3,398	3,453
U.S. Snacks	6,329	6,001	4,964
Canada & N.A. Foodservice	5,152	4,696	3,922
Kraft Foods Europe	13,356	11,628	8,768
Kraft Foods Developing Markets	15,821	13,613	7,956

Net revenues	$54,365	$49,207	$38,754

	00,000,000	00,000,000	00,000,000
	For the Years Ended December 31,
	2011	2010	2009
	(in millions)

Earnings from continuing operations before income taxes:
Operating income:
Kraft Foods North America:
U.S. Beverages	$450	$564	$511
U.S. Cheese	629	598	667
U.S. Convenient Meals	319	268	234
U.S. Grocery	1,240	1,164	1,146
U.S. Snacks	847	845	723
Canada & N.A. Foodservice	682	582	462
Kraft Foods Europe	1,406	1,115	785
Kraft Foods Developing Markets	2,053	1,577	936
Unrealized gains / (losses) on hedging activities	(100)	67	203
Certain U.S. pension plan costs	(206)	(179)	(165)
General corporate expenses	(438)	(724)	(293)
Amortization of intangibles	(225)	(211)	(26)

Operating income	6,657	5,666	5,183
Interest and other expense, net	(1,885)	(2,024)	(1,237)

Earnings from continuing operations before income taxes	$4,772	$3,642	$3,946

Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 12% of consolidated net revenues in 2011, 13% in 2010 and 16% in 2009. These net revenues occurred primarily in the Kraft Foods North America segments.

On March 1, 2011, Starbucks, without our authorization and in what we contend is a violation and breach of our agreements with Starbucks, took control of the Starbucks CPG business in grocery stores and other channels, after alleging we had breached the Supply and License Agreement. The dispute is pending Arbitration in Chicago, Illinois. We are seeking appropriate remedies, including but not limited to payment of the fair market value of the Supply and License Agreement plus the premium this agreement specifies. Starbucks has counterclaimed for unspecified damages. The arbitration proceeding is set to begin on July 11, 2012 and is expected to conclude on July 31, 2012. The results of the Starbucks CPG business were included primarily in our U.S. Beverage and Canada and N.A. Foodservice segments through March 1, 2011.

In 2011, we recorded a $64 million charge in Kraft Foods Europe related to severance benefits provided to terminated employees and charges in connection with Kraft Foods Europe reorganization. We also reversed $37 million of cost savings initiative program costs across all segments except Kraft Foods Europe. In 2010, we recorded $170 million primarily within the segment operating income of Kraft Foods Europe and Canada & N.A. Foodservice and in connection with the Kraft Foods Europe reorganization. In 2009, we recorded $318 million primarily for severance benefits provided to terminated employees, associated benefit plan costs and other related activities. These were recorded in operations, primarily within the segment operating income of Kraft Foods Europe, with the remainder spread across all other segments.

In 2011, the unfavorable $100 million net change in unrealized gains / (losses) on hedging activities primarily resulted from higher commodity hedge losses, partially offset by gains on currency forward contracts. In 2010, the favorable $67 million net change in unrealized gains / (losses) on hedging activities primarily resulted from gains associated with commodity hedge contracts. In 2009, the favorable $203 million net change in unrealized gains / (losses) on hedging activities primarily resulted from 2008 unrealized losses on energy derivatives becoming realized in 2009 and therefore, included in segment operating income.

The 2011 decrease in general corporate expenses was due primarily to Cadbury acquisition-related transaction fees in the prior year and lower Integration Program costs. The 2010 increase in general corporate expenses was primarily due to acquisition-related transaction fees, Integration Program costs and the impact of Cadbury’s corporate charges. We incurred acquisition-related transaction fees of $218 million in 2010 and $40 million in 2009. We recorded these charges in operations as part of general corporate expenses. In 2009, general corporate expenses included $50 million of charges for legal matters related to certain of our European operations.

Gains / (losses) on divestitures, net, impacted segment operating income as follows:

	00,000,000	00,000,000	00,000,000
	For the Years Ended December 31,
	2011	2010	2009
	(in millions)

Kraft Foods North America:
U.S. Beverages	$–	$–	$–
U.S. Cheese	–	(6)	–
U.S. Convenient Meals	–	–	–
U.S. Grocery	–	–	–
U.S. Snacks	–	–	11
Canada & N.A. Foodservice	–	–	–
Kraft Foods Europe	–	–	(17)
Kraft Foods Developing Markets	–	–	–

Gains / (losses) on divestitures, net	$–	$(6)	$(6)

Total assets, depreciation expense and capital expenditures by segment were:

	00,000,000	00,000,000	00,000,000
	As of December 31,
	2011	2010	2009
	(in millions)

Total assets:
Kraft Foods North America:
U.S. Beverages	$2,837	$2,513	$2,382
U.S. Cheese	4,156	4,633	4,589
U.S. Convenient Meals	2,151	2,064	3,063
U.S. Grocery	5,142	5,574	5,565
U.S. Snacks	20,587	20,895	16,418
Canada & N.A. Foodservice	6,989	7,207	5,051
Kraft Foods Europe	24,525	24,261	16,073
Kraft Foods Developing Markets	24,559	25,738	11,087
Unallocated assets (1)	2,891	2,404	2,486

Total assets	$93,837	$95,289	$66,714

(1)	Unallocated assets consist primarily of cash and cash equivalents, deferred income taxes, centrally held property, plant and equipment, prepaid pension assets and derivative financial instrument balances.

	00,000,000	00,000,000	00,000,000
	For the Years Ended December 31,
	2011	2010	2009
	(in millions)

Depreciation expense:
Kraft Foods North America:
U.S. Beverages	$66	$73	$69
U.S. Cheese	80	67	66
U.S. Convenient Meals	83	61	67
U.S. Grocery	86	88	82
U.S. Snacks	126	139	127
Canada & N.A. Foodservice	128	110	83
Kraft Foods Europe	354	355	237
Kraft Foods Developing Markets	337	320	157

Total – continuing operations	1,260	1,213	888
Discontinued operations	–	16	17

Total depreciation expense	$1,260	$1,229	$905

	00,000,000	00,000,000	00,000,000
	For the Years Ended December 31,
	2011	2010	2009
	(in millions)

Capital expenditures:
Kraft Foods North America:
U.S. Beverages	$121	$88	$82
U.S. Cheese	72	88	72
U.S. Convenient Meals	88	109	135
U.S. Grocery	74	76	85
U.S. Snacks	235	245	190
Canada & N.A. Foodservice	90	112	94
Kraft Foods Europe	378	334	292
Kraft Foods Developing Markets	713	607	319

Total – continuing operations	1,771	1,659	1,269
Discontinued operations	–	2	61

Total capital expenditures	$1,771	$1,661	$1,330

Net revenues by consumer sector, which reflects Kraft macaroni and cheese dinners in the Convenient Meals sector and separates Canada & N.A. Foodservice, Kraft Foods Europe and Kraft Foods Developing Markets into sector components, were:

	00,000,000	00,000,000	00,000,000	00,000,000
	For the Year Ended December 31, 2011
	Kraft Foods North America	Kraft Foods Europe	Kraft Foods Developing Markets	Total
	(in millions)

Biscuits	$6,046	$2,598	$3,366	$12,010
Confectionery	1,916	5,785	7,774	15,475
Beverages	3,598	3,158	2,917	9,673
Cheese	5,535	1,182	995	7,712
Grocery	3,188	363	642	4,193
Convenient Meals	4,905	270	127	5,302

Total net revenues	$25,188	$13,356	$15,821	$54,365

	00,000,000	00,000,000	00,000,000	00,000,000
	For the Year Ended December 31, 2010 (1)
	Kraft Foods North America	Kraft Foods Europe	Kraft Foods Developing Markets	Total
	(in millions)

Biscuits	$5,646	$2,323	$2,806	$10,775
Confectionery	1,807	5,234	6,666	13,707
Beverages	3,741	2,511	2,536	8,788
Cheese	5,089	982	904	6,975
Grocery	3,088	334	579	4,001
Convenient Meals	4,595	244	122	4,961

Total net revenues	$23,966	$11,628	$13,613	$49,207

	00,000,000	00,000,000	00,000,000	00,000,000
	For the Year Ended December 31, 2009
	Kraft Foods North America	Kraft Foods Europe	Kraft Foods Developing Markets	Total
	(in millions)

Biscuits	$5,628	$2,330	$2,446	$10,404
Confectionery	301	2,446	1,891	4,638
Beverages	3,545	2,390	2,094	8,029
Cheese	4,980	972	844	6,796
Grocery	3,136	369	566	4,071
Convenient Meals	4,440	261	115	4,816

Total net revenues	$22,030	$8,768	$7,956	$38,754

(1)	Within the above sector revenues disclosures, we reclassified certain net revenues to conform to the current year presentation.

Geographic data for net revenues, long-lived assets and total assets were:

	00,000,000	00,000,000	00,000,000
	For the Years Ended December 31,
	2011	2010	2009
	(in millions)

Net revenues:
United States	$21,938	$20,934	$19,713
Europe	17,237	15,733	11,471
Other	15,190	12,540	7,570

Total net revenues	$54,365	$49,207	$38,754

	00,000,000	00,000,000	00,000,000
	As of December 31,
	2011	2010	2009
	(in millions)

Long-lived assets:
United States	$35,093	$35,200	$31,773
Europe	25,401	25,333	16,077
Other	17,141	18,535	6,410

Total long-lived assets	$77,635	$79,068	$54,260

Total assets:
United States	$39,398	$40,085	$35,816
Europe	32,177	31,811	21,915
Other	22,262	23,393	8,983

Total assets	$93,837	$95,289	$66,714

Note 17.  Quarterly Financial Data (Unaudited)

	00,000,000	00,000,000	00,000,000	00,000,000
	2011 Quarters
	First	Second	Third	Fourth
	(in millions, except per share data)

Net revenues	$12,573	$13,878	$13,226	$14,688
Gross profit	$4,636	$4,871	$4,615	$4,893
Earnings from continuing operations	$802	$976	$927	$842

Net earnings	802	976	927	842
Noncontrolling interest	3	–	5	12

Net earnings attributable to Kraft Foods	$799	$976	$922	$830

Weighted-average shares for diluted EPS	1,760	1,771	1,777	1,779

Per share data:
Basic EPS attributable to Kraft Foods:
Continuing operations	$0.46	$0.55	$0.52	$0.47
Discontinued operations	–	–	–	–

Net earnings attributable to Kraft Foods	$0.46	$0.55	$0.52	$0.47

Diluted EPS attributable to Kraft Foods:
Continuing operations	$0.45	$0.55	$0.52	$0.47
Discontinued operations	–	–	–	–

Net earnings attributable to Kraft Foods	$0.45	$0.55	$0.52	$0.47

Dividends declared	$0.29	$0.29	$0.29	$0.29

Market price–high	$32.20	$35.47	$36.30	$37.93
–low	$30.21	$31.35	$32.63	$31.88

The fourth quarter of 2011 benefited from lower than projected taxes on our earnings outside the U.S. and an $85 million true-up of prior quarter estimates to a lower actual tax expense reported by these operations.

	00,000,000	00,000,000	00,000,000	00,000,000
	2010 Quarters
	First	Second	Third	Fourth
	(in millions, except per share data)

Net revenues	$11,318	$12,253	$11,863	$13,773
Gross profit	$4,089	$4,694	$4,321	$4,798
Earnings from continuing operations	$249	$939	$760	$547

Earnings and gain from discontinued operations, net of income taxes	1,644	–	–	–

Net earnings	1,893	939	760	547
Noncontrolling interest	10	2	6	7

Net earnings attributable to Kraft Foods	$1,883	$937	$754	$540

Weighted-average shares for diluted EPS	1,620	1,752	1,754	1,757

Per share data:
Basic EPS attributable to Kraft Foods:
Continuing operations	$0.15	$0.54	$0.43	$0.31
Discontinued operations	1.02	–	–	–

Net earnings attributable to Kraft Foods	$1.17	$0.54	$0.43	$0.31

Diluted EPS attributable to Kraft Foods:
Continuing operations	$0.15	$0.53	$0.43	$0.31
Discontinued operations	1.01	–	–	–

Net earnings attributable to Kraft Foods	$1.16	$0.53	$0.43	$0.31

Dividends declared	$0.29	$0.29	$0.29	$0.29

Market price – high	$30.98	$31.09	$31.98	$32.67
– low	$27.09	$27.49	$27.59	$29.80

Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not equal the total for the year.

During 2011, we recorded the following pre-tax charges / (gains) in earnings from continuing operations:

	00,000,000	00,000,000	00,000,000	00,000,000
	2011 Quarters
	First	Second	Third	Fourth
	(in millions)

Asset impairment and exit costs	$–	$–	$(7)	$–
(Gains) / losses on divestitures, net	–	–	–	–

	$–	$–	$(7)	$–

During 2010, we recorded the following pre-tax charges / (gains) in earnings from continuing operations:

	00,000,000	00,000,000	00,000,000	00,000,000
	2010 Quarters
	First	Second	Third	Fourth
	(in millions)

Asset impairment and exit costs	$–	$–	$(9)	$27
(Gains) / losses on divestitures, net	–	–	–	6

	$–	$–	$(9)	$33

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, together with our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended December 31, 2011. We determined that there were no changes in our internal control over financial reporting during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information required by this Item 10 is included under the headings “Election of Directors,” “Corporate Governance – Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Governance Guidelines and Codes of Conduct,” and “Board Committees and Membership – Audit Committee” in our definitive Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on May 23, 2012 (“2012 Proxy Statement”). All of this information is incorporated by reference into this Annual Report.

The information on our Web site is not, and shall not be deemed to be, a part of this Annual Report or incorporated into any other filings we make with the SEC.

On June 13, 2011, we filed our Annual CEO Certification as required by Section 303A.12 of the NYSE Listed Company Manual.

Item 11.  Executive Compensation.

Information required by this Item 11 is included under the headings “Board Committees and Membership – Human Resources and Compensation Committee,” “Compensation of Non – Employee Directors,” “Compensation Discussion and Analysis” and “Executive Compensation Tables” in our 2012 Proxy Statement. All of this information is incorporated by reference into this Annual Report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The number of shares to be issued upon exercise or vesting of awards issued under, and the number of shares remaining available for future issuance under, our equity compensation plans at December 31, 2011 were:

Equity Compensation Plan Information

	00,000,000	00,000,000	00,000,000
Number of Securities
Remaining Available for
	Number of Securities to		Future Issuance under
	be Issued Upon Exercise	Weighted Average	Equity Compensation
	of Outstanding	Exercise Price of	Plans (excluding
	Options, Warrants	Outstanding Options,	securities reflected
	and Rights (1)	Warrants and Rights	in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	57,553,125	$28.87	57,541,664

(1)	Includes vesting of deferred and long-term incentive plan stock.

Information related to the security ownership of certain beneficial owners and management is included in our 2012 Proxy Statement under the heading “Ownership of Equity Securities” and is incorporated by reference into this Annual Report.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item 13 is included under the headings “Corporate Governance – Review of Transactions with Related Persons” and “Corporate Governance – Director Independence” in our 2012 Proxy Statement. All of this information is incorporated by reference into this Annual Report.

Item 14.  Principal Accountant Fees and Services.

Information required by this Item 14 is included under the heading “Board Committees and Membership – Audit Committee” in our 2012 Proxy Statement. All of this information is incorporated by reference into this Annual Report.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	Index to Consolidated Financial Statements and Schedules

Schedules other than those listed above have been omitted either because such schedules are not required or are not applicable.

(b)	The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

2.1	RMT Transaction Agreement, among the Registrant, Cable Holdco, Inc., Ralcorp Holdings, Inc. and Ralcorp Mailman LLC, dated as of November 15, 2007 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 20, 2007).

2.2	Master Sale and Purchase Agreement, between Groupe Danone S.A. and Kraft Foods Global, Inc., dated October 29, 2007 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007). *

2.3	Asset Purchase Agreement, dated January 4, 2010, by and among Kraft Foods Global, Inc., Kraft Foods Global Brands LLC, Kraft Pizza Company, Kraft Canada Inc. and Nestlé USA, Inc. (pursuant to Item 601(b)(2) of Regulation S-K, annexes and schedules to the Asset Purchase Agreement have been omitted; annexes and schedules will be supplementally provided to the SEC upon request) (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 6, 2010).

3.1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 24, 2011).

3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 24, 2011).

4.1	The Registrant agrees to furnish copies of any instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries that does not exceed 10 percent of the total assets of the Registrant and its consolidated subsidiaries to the SEC upon request.

4.2	Indenture, by and between the Registrant and Deutsche Bank Trust Company Americas (as successor trustee to The Bank of New York and The Chase Manhattan Bank), dated as of October 17, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (Reg. No. 333-86478) filed with the SEC on April 18, 2002).

10.1	$4.5 Billion 4-Year Revolving Credit Agreement, by and among the Registrant, the initial lenders named therein, JPMorgan Securities LLC, Deutsche Bank Securities Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and HSBC Securities (USA) LLC, as joint bookrunners, and JPMorgan Chase Bank, N.A. and Deutsche Bank AG New York Branch, as co-administrative agents, dated as of April 1, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2011).

10.2	Master Professional Services Agreement, among Kraft Foods Global, Inc., EDS Information Services, L.L.C. and Electronic Data Systems Corporation, dated as of April 27, 2006 (incorporated by reference to Exhibit 10.25 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006). *

10.3	Tax Sharing Agreement, by and between the Registrant and Altria Group, Inc., dated as of March 30, 2007 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2007).

10.4	Kraft Foods Inc. Amended and Restated 2005 Performance Incentive Plan, amended as of December 31, 2009 (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2010). +

10.5	Form of Kraft Foods Inc. Amended and Restated 2005 Performance Incentive Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2011). +

10.6	Form of Kraft Foods Inc. Amended and Restated 2005 Performance Incentive Plan Non-Qualified U.S. Stock Option Award Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2011). +

10.7	Kraft Foods Inc. Long-Term Incentive Plan, effective as of January 1, 2011 (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2011). +

10.8	Kraft Foods Inc. Supplemental Benefits Plan I (including First Amendment adding Supplement A) (incorporated by reference to Exhibit 10.7 to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 2, 2001). +

10.9	Kraft Foods Inc. Supplemental Benefits Plan II (incorporated by reference to Exhibit 10.8 to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1/A filed with the SEC on May 2, 2001). +

10.10	Form of Employee Grantor Trust Enrollment Agreement (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of Altria Group, Inc. for the year ended December 31, 1995). +

10.11	Kraft Foods Inc. Amended and Restated 2006 Stock Compensation Plan for Non-Employee Directors, effective as of May 24, 2011 (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on June 2, 2011). +

10.12	Kraft Foods Inc. 2001 Compensation Plan for Non-Employee Directors, amended as of December 31, 2008 (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2009). +

10.13	Kraft Foods Inc. Change in Control Plan for Key Executives, amended as of December 31, 2009 (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2010). +

10.14	Kraft Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2011). +

10.15	Kraft Executive Deferred Compensation Plan Adoption Agreement, effective as of May 1, 2009 (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2011). +

10.16	Offer of Employment Letter, between the Registrant and Irene B. Rosenfeld, dated June 26, 2006 (incorporated by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006). +

10.17	Amendment to Offer of Employment Letter, between the Registrant and Irene B. Rosenfeld, amended as of December 31, 2008 (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2009). +

10.18	Offer of Employment Letter, between the Registrant and Timothy R. McLevish, dated August 22, 2007 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007). +

10.19	Amendment to Offer of Employment Letter, between the Registrant and Timothy R. McLevish, amended as of December 31, 2008 (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2009). +

10.20	Offer of Employment Letter, between the Registrant and Sanjay Khosla, dated December 1, 2006 (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2009). +

10.21	Amendment to Offer of Employment Letter, between the Registrant and Sanjay Khosla, amended as of December 31, 2008 (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2009). +

10.22	Offer of Employment Letter, between the Registrant and W. Anthony Vernon, dated June 17, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2009). +

10.23	Amendment to Offer of Employment Letter, between the Registrant and W. Anthony Vernon, amended as of November 23, 2009 (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2010). +

10.24	Offer of Employment Letter, between the Registrant and Sam B. Rovit, dated January 14, 2011 (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2011). +

10.25	Offer of Employment Letter, between the Registrant and Daniel P. Myers, dated June 20, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2011). +

10.26	Offer of Employment Letter, between the Registrant and John T. Cahill, dated December 3, 2011. +

10.27	Form of Indemnification Agreement for Non-Employee Directors (incorporated by reference to 10.28 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2009). +

10.28	Indemnification Agreement between the Registrant and Irene B. Rosenfeld, dated January 27, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 2, 2009). +

11	Computation of Per Share Earnings. **

12.1	Computation of Ratios of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following materials from Kraft Foods’ Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Equity, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements, tagged as blocks of text, and (vi) document and entity information.

*	Pursuant to a request for confidential treatment, portions of this exhibit have been redacted from the publicly filed document and have been furnished separately to the SEC as required by Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

**	Data required by Item 601(b)(11) of Regulation S-K is provided in Note 15 to the consolidated financial statements in this Report

+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRAFT FOODS INC.

By:	/S/ DAVID A. BREARTON
(David A. Brearton
Executive Vice President
and Chief Financial Officer)

Date:	February 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/S/ IRENE B. ROSENFELD (Irene B. Rosenfeld)	Director, Chairman and Chief Executive Officer	February 27, 2012

/S/ DAVID A. BREARTON (David A. Brearton)	Executive Vice President and Chief Financial Officer	February 27, 2012

/S/ KIM HARRIS JONES (Kim Harris Jones)	Senior Vice President and Corporate Controller	February 27, 2012

/S/ AJAYPAL S. BANGA (Ajaypal S. Banga)	Director	February 27, 2012

/S/ MYRA M. HART (Myra M. Hart)	Director	February 27, 2012

/S/ PETER B. HENRY (Peter B. Henry)	Director	February 27, 2012

/S/ LOIS D. JULIBER (Lois D. Juliber)	Director	February 27, 2012

/S/ MARK D. KETCHUM (Mark D. Ketchum)	Director	February 27, 2012

/S/ RICHARD A. LERNER, M.D. (Richard A. Lerner, M.D.)	Director	February 27, 2012

/S/ MACKEY J. MCDONALD (Mackey J. McDonald)	Director	February 27, 2012

/S/ JOHN C. POPE (John C. Pope)	Director	February 27, 2012

/S/ FREDRIC G. REYNOLDS (Fredric G. Reynolds)	Director	February 27, 2012

/S/ JEAN-FRANÇOIS M.L. VAN BOXMEER (Jean-François M.L. van Boxmeer)	Director	February 27, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Kraft Foods Inc.:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 27, 2012 appearing in this Annual Report on Form 10-K of Kraft Foods Inc. also included an audit of the financial statement schedule listed in Item 15(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois

February 27, 2012

S-1

Kraft Foods Inc. and Subsidiaries

Valuation and Qualifying Accounts

For the Years Ended December 31, 2011, 2010 and 2009

(in millions)

	00,000,000	00,000,000	00,000,000	00,000,000	00,000,000
Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
			(a)	(b)

2011:
Allowance for discounts	$11	$19	$1	$26	$5
Allowance for doubtful accounts	277	14	(1)	93	197
Allowance for deferred taxes	400	205	(17)	121	467

	$688	$238	$(17)	$240	$669

2010:
Allowance for discounts	$8	$49	$1	$47	$11
Allowance for doubtful accounts	138	89	82	32	277
Allowance for deferred taxes	97	30	305	32	400

	$243	$168	$388	$111	$688

2009:
Allowance for discounts	$28	$35	$4	$59	$8
Allowance for doubtful accounts	128	32	13	35	138
Allowance for deferred taxes	84	19	13	19	97

	$240	$86	$30	$113	$243

Notes:

(a)	Primarily related to divestitures, acquisitions and currency translation.
(b)	Represents charges for which allowances were created.

S-2