Form 10-Q
period 2012-03-31
KRAFT FOODS INC
filed 2012-05-04
CIK 1103982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

At April 30, 2012, there were 1,772,988,094 shares of the registrant’s Class A common stock outstanding.

Kraft Foods Inc.

In this report, “Kraft Foods,” “we,” “us” and “our” refers to Kraft Foods Inc. and subsidiaries, and “Common Stock” refers to Kraft Foods’ Class A common stock.

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of U.S. dollars, except per share data)

(Unaudited)

	00,000,000	00,000,000
	For the Three Months Ended
	March 31,
	2012	2011

Net revenues	$13,093	$12,573
Cost of sales	8,426	7,937

Gross profit	4,667	4,636

Selling, general and administrative expenses	2,822	2,933
Asset impairment and exit costs	98	–
Amortization of intangibles	56	57

Operating income	1,691	1,646

Interest and other expense, net	553	446

Earnings before income taxes	1,138	1,200

Provision for income taxes	319	398

Net earnings	819	802

Noncontrolling interest	6	3

Net earnings attributable to Kraft Foods	$813	$799

Per share data:
Basic earnings per share attributable to Kraft Foods	$0.46	$0.46

Diluted earnings per share attributable to Kraft Foods	$0.46	$0.45

Dividends declared	$0.29	$0.29

See accompanying notes to the condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Earnings

(in millions of U.S. dollars)

(Unaudited)

	00,000,000	00,000,000
	For the Three Months Ended
	March 31,
	2012	2011

Net earnings	$819	$802
Other comprehensive earnings:
Currency translation adjustment:
Translation adjustment	1,160	1,006
Tax benefit	37	90
Pension and other benefits:
Net actuarial gain arising during period	29	–
Reclassification adjustment for losses / (gains) included in net earnings due to:
Amortization of experience losses and prior service costs	132	90
Settlement losses	20	17
Tax expense	(53)	(34)
Derivatives accounted for as hedges:
Net derivative gains	34	24
Reclassification adjustment for (gains) / losses included in net earnings	125	(22)
Tax expense	(80)	(15)

Total other comprehensive earnings	1,404	1,156

Comprehensive earnings	2,223	1,958
less: Comprehensive earnings attributable to noncontrolling interests	15	13

Comprehensive earnings attributable to Kraft Foods	$2,208	$1,945

See accompanying notes to the condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions of U.S. dollars, except share data)

(Unaudited)

	MDecember 31.M	MDecember 31.M
	March 31,	December 31,
	2012	2011

ASSETS
Cash and cash equivalents	$1,852	$1,974
Receivables (net of allowances of $160 in 2012 and $143 in 2011)	7,314	6,361
Inventories, net	6,286	5,706
Deferred income taxes	980	912
Other current assets	1,261	1,249

Total current assets	17,693	16,202

Property, plant and equipment, net	14,084	13,813
Goodwill	37,940	37,297
Intangible assets, net	25,602	25,186
Prepaid pension assets	33	31
Other assets	1,295	1,308

TOTAL ASSETS	$96,647	$93,837

LIABILITIES
Short-term borrowings	$3,320	$182
Current portion of long-term debt	1,823	3,654
Accounts payable	5,545	5,525
Accrued marketing	2,925	2,863
Accrued employment costs	1,025	1,365
Other current liabilities	4,660	4,856

Total current liabilities	19,298	18,445

Long-term debt	23,198	23,095
Deferred income taxes	6,901	6,738
Accrued pension costs	3,540	3,597
Accrued postretirement health care costs	3,259	3,238
Other liabilities	3,360	3,396

TOTAL LIABILITIES	59,556	58,509

Commitments and Contingencies (Note 12)

EQUITY
Common Stock, no par value (1,996,537,778 shares issued in 2012 and 2011)	–	–
Additional paid-in capital	31,246	31,318
Retained earnings	18,298	18,012
Accumulated other comprehensive losses	(5,242)	(6,637)
Treasury stock, at cost	(7,337)	(7,476)

Total Kraft Foods Shareholders’ Equity	36,965	35,217
Noncontrolling interest	126	111

TOTAL EQUITY	37,091	35,328

TOTAL LIABILITIES AND EQUITY	$96,647	$93,837

See accompanying notes to the condensed consolidated financial statements.

.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(in millions of U.S. dollars, except per share data)

(Unaudited)

	00,000,000	00,000,000	00,000,000	00,000,000	00,000,000	00,000,000	00,000,000
	Kraft Foods Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings / (Losses)	Treasury Stock	Noncontrolling Interest	Total Equity
Balances at January 1, 2011	$–	$31,231	$16,619	$(3,890)	$(8,126)	$108	$35,942
Comprehensive earnings / (losses):
Net earnings	–	–	3,527	–	–	20	3,547
Other comprehensive losses, net of income taxes	–	–	–	(2,747)	–	(10)	(2,757)
Exercise of stock options and issuance of other stock awards	–	100	(86)	–	650	–	664
Cash dividends declared ($1.16 per share)	–	–	(2,048)	–	–	–	(2,048)
Dividends paid on noncontrolling interest and other activities	–	(13)	–	–	–	(7)	(20)

Balances at December 31, 2011	$–	$31,318	$18,012	$(6,637)	$(7,476)	$111	$35,328
Comprehensive earnings / (losses):
Net earnings	–	–	813	–	–	6	819
Other comprehensive earnings, net of income taxes	–	–	–	1,395	–	9	1,404
Exercise of stock options and issuance of other stock awards	–	(72)	(12)	–	139	–	55
Cash dividends declared ($0.29 per share)	–	–	(515)	–	–	–	(515)

Balances at March 31, 2012	$–	$31,246	$18,298	$(5,242)	$(7,337)	$126	$37,091

See accompanying notes to the condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions of U.S. dollars)

(Unaudited)

	00,000,000	00,000,000
	For the Three Months Ended
	March 31,
	2012	2011

CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES
Net earnings	$819	$802
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	357	372
Stock-based compensation expense	49	44
Deferred income tax provision	(96)	(177)
Asset impairments	56	–
Other non-cash expense, net	1	30
Change in assets and liabilities:
Receivables, net	(747)	(464)
Inventories, net	(482)	(694)
Accounts payable	(184)	(122)
Other current assets	(42)	(233)
Other current liabilities	(651)	(33)
Change in pension and postretirement assets and liabilities, net	69	(511)

Net cash used in operating activities	(851)	(986)

CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES
Capital expenditures	(335)	(237)
Proceeds from sale of property, plant and equipment and other	91	(7)

Net cash used in investing activities	(244)	(244)

CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES
Net issuance of short-term borrowings	3,134	1,054
Long-term debt proceeds	802	10
Long-term debt repaid	(2,639)	(3)
Dividends paid	(514)	(507)
Other	134	241

Net cash provided by financing activities	917	795

Effect of exchange rate changes on cash and cash equivalents	56	42

Cash and cash equivalents:
(Decrease) / Increase	(122)	(393)
Balance at beginning of period	1,974	2,481

Balance at end of period	$1,852	$2,088

See accompanying notes to the condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.  Basis of Presentation

The condensed consolidated financial statements include Kraft Foods, as well as our wholly owned and majority owned subsidiaries.

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

The condensed consolidated balance sheet data as of December 31, 2011 were derived from audited financial statements, but do not include all disclosures required by U.S. GAAP. You should read these statements in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2011.

The majority of our operating subsidiaries report results as of the last Saturday of the period. A portion of our international operating subsidiaries report results as of the last calendar day of the period.

During 2011, we changed the consolidation date for certain operations of our Kraft Foods Europe segment and in the Latin America, Central and Eastern Europe (“CEE”) and Middle East and Africa (“MEA”) regions within our Kraft Foods Developing Markets segment. Previously, these operations primarily reported results two weeks prior to the end of the period. Now, our Kraft Foods Europe segment reports results as of the last Saturday of each period. Certain operations within our Kraft Foods Developing Markets segment now report results as of the last calendar day of the period or the last Saturday of the period.

New Accounting Pronouncements:

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to revise certain fair value measurement and disclosure requirements. This amendment establishes common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. We adopted the guidance effective January 1, 2012 and incorporated the guidance into our financial statements and disclosures. The adoption of this guidance did not have a material impact on our financial statements.

Subsequent Events:

We evaluated subsequent events and included all accounting and disclosure requirements related to subsequent events in our financial statements.

Note 2.  Proposed Spin-Off Transaction

On August 4, 2011, we announced that our Board of Directors intends to create two independent public companies: (i) a global snacks business (the “Global Snacks Business”) and (ii) a North American grocery business (the “North American Grocery Business”). The Global Snacks Business will primarily consist of our current Kraft Foods Europe and Developing Markets segments as well as our North American snack and confectionery businesses and related categories in our Canada & N.A. Foodservice segment. The North American Grocery Business will primarily consist of our current U.S. Beverages, U.S. Cheese, U.S. Convenient Meals and U.S. Grocery segments, grocery-related categories in our Canada & N.A. Foodservice segment as well as the Planters and Corn Nuts brands and businesses. We expect to create these companies through a spin-off of the North American Grocery Business to our shareholders (“Spin-Off”) that we expect will be tax-free to our U.S. shareholders for U.S. federal income tax purposes.

On March 14, 2012, our Board of Directors approved $1.7 billion of one-time costs and $0.4 billion in capital expenditures to facilitate the Spin-Off and optimize both the North American Grocery Business and Global Snacks Business. Of the $1.7 billion of one-time costs, approximately $0.6 billion relates to Spin-Off transaction and transition costs such as professional service fees within our finance, legal and information system functions. During the three months ended March 31, 2012, we recorded $39 million of Spin-Off costs within selling, general and administrative expenses which primarily related to information system preparation for the upcoming separation. See Note 6, “2012 – 2014 Restructuring Program,” for information on the $1.1 billion of restructuring and related implementation costs.

In addition to Spin-Off transaction and transition costs, we also anticipate incurring an estimated $400 million - $800 million of Spin-Off financing and related costs to redistribute debt and secure investment grade credit ratings for both the North American Grocery Business and the Global Snacks Business. During the three months ended March 31, 2012, we recorded $134 million in interest and other expenses, net, due to the Spin-Off and related debt capitalization plans. See Note 11, “Financial Instruments,” regarding a $130 million charge we recognized due to our Spin-Off debt capitalization plans related to a change in the timing of certain debt we expect to incur in connection with the Spin-Off. We refer to Spin-Off transaction, transition and financing and related costs collectively as “Spin-Off Costs.”

On April 2, 2012, our subsidiary, Kraft Foods Group, Inc. (“Kraft Foods Group”), which will hold the North American Grocery Business upon consummation of the Spin-Off, filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (“SEC”).

The Spin-Off transaction is subject to a number of conditions, including the receipt of a favorable ruling from the IRS regarding the U.S. tax-free status of the Spin-Off, the effectiveness of the registration statement on Form 10 that was filed with the SEC in connection with the Spin-Off, the execution of agreements between our Global Snacks Business and the North American Grocery Business related to the Spin-Off, further diligence as appropriate and final approval from our Board of Directors. While our current target is to complete the Spin-Off before the end of 2012, we cannot assure that the Spin-Off will be completed on the anticipated timeline, at all or that the terms of the Spin-Off will not change.

Note 3.  Inventories

Inventories at March 31, 2012 and December 31, 2011 were:

	00,000,000	00,000,000
	March 31, 2012	December 31, 2011
	(in millions)

Raw materials	$1,929	$1,800
Finished product	4,357	3,906

Inventories, net	$6,286	$5,706

Note 4.  Property, Plant and Equipment

Property, plant and equipment at March 31, 2012 and December 31, 2011 were:

	00,000,000	00,000,000
	March 31, 2012	December 31, 2011
	(in millions)

Land and land improvements	$787	$768
Buildings and building improvements	5,099	4,997
Machinery and equipment	17,417	16,934
Construction in progress	1,355	1,233

	24,658	23,932
Accumulated depreciation	(10,574)	(10,119)

Property, plant and equipment, net	$14,084	$13,813

Note 5.  Goodwill and Intangible Assets

Goodwill by reportable segment at March 31, 2012 and December 31, 2011 was:

	00,000,000	00,000,000
	March 31,	December 31,
	2012	2011
	(in millions)

Kraft Foods North America:
U.S. Beverages	$1,290	$1,290
U.S. Cheese	3,000	3,000
U.S. Convenient Meals	985	985
U.S. Grocery	3,046	3,046
U.S. Snacks	9,125	9,125
Canada & N.A. Foodservice	3,446	3,385
Kraft Foods Europe	9,299	9,003
Kraft Foods Developing Markets	7,749	7,463

Goodwill	$37,940	$37,297

Intangible assets at March 31, 2012 and December 31, 2011 were:

	00,000,000	00,000,000
	March 31,	December 31,
	2012	2011
	(in millions)

Non-amortizable intangible assets	$23,278	$22,859
Amortizable intangible assets	2,916	2,853

	26,194	25,712
Accumulated amortization	(592)	(526)

Intangible assets, net	$25,602	$25,186

Non-amortizable intangible assets consist substantially of brand names purchased through our acquisitions of Nabisco Holdings Corp., the Spanish and Portuguese operations of United Biscuits, the global LU biscuit business of Groupe Danone S.A. and Cadbury Limited (“Cadbury”). Amortizable intangible assets consist primarily of trademark licenses, customer-related intangibles, process technology and non-compete agreements. At March 31, 2012, the weighted-average life of our amortizable intangible assets was 13.2 years.

The movements in goodwill and intangible assets were:

	00,000,000	00,000,000
		Intangible
	Goodwill	Assets, at Cost
	(in millions)

Balance at January 1, 2012	$37,297	$25,712
Changes due to:
Foreign currency	643	502
Asset impairments	–	(20)

Balance at March 31, 2012	$37,940	$26,194

During the three months ended March 31, 2012, we recorded an impairment charge of $20 million within asset impairment and exit costs for the impairment of an intangible asset in Japan.

Amortization expense was $56 million for the three months ended March 31, 2012 and $57 million for the three months ended March 31, 2011. We currently estimate annual amortization expense for each of the next five years to be approximately $220 million.

Note 6.  2012-2014 Restructuring Program

On March 14, 2012, our Board of Directors approved $1.1 billion of restructuring and related implementation costs (“2012-2014 Restructuring Program”) reflecting primarily severance, asset disposals and other manufacturing-related one-time costs. The program is expected to be completed by the end of 2014.

Restructuring Costs:

We anticipate incurring approximately $950 million of restructuring charges, of which, approximately $560 million are expected to be cash expenditures through 2014. During the three months ended March 31, 2012, we recorded $78 million of one-time restructuring charges within asset impairment and exit costs, we spent $12 million in cash and we also recognized non-cash asset write-downs totaling $36 million. At March 31, 2012, a $30 million restructuring liability was recorded within other current liabilities.

	00,000,000	00,000,000	00,000,000
		Asset
	Severance	Write-downs	Total
	(in millions)

Liability balance, January 1, 2012	$–	$–	$–
Charges	42	36	78
Cash spent	(12)	–	(12)
Non-cash settlements	–	(36)	(36)

Liability balance, March 31, 2012	$30	$–	$30

Implementation Costs:

Implementation costs are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. Management believes the disclosure of the implementation costs provides readers of our financial statements greater transparency to the total costs of our 2012-2014 Restructuring Program. Through the end of 2014, we expect to incur approximately $150 million of implementation costs. During the three months ended March 31, 2012, we recorded $1 million of implementation costs within selling, general and administrative expense across all North American segments. These costs primarily related to the optimization of information systems infrastructure.

Restructuring and Implementation Costs by Segment:

During the three months ended March 31, 2012, we recorded restructuring and implementation costs within segment operating income as follows:

	00,000,000	00,000,000	00,000,000
	For the Three Months Ended March 31, 2012
	Restructuring	Implementation
	Costs	Costs	Total
	(in millions)

Kraft Foods North America:
U.S. Beverages	$6	$–	$6
U.S. Cheese	19	–	19
U.S. Convenient Meals	6	–	6
U.S. Grocery	9	–	9
U.S. Snacks	26	1	27
Canada & N.A. Foodservice	12	–	12
Kraft Foods Europe	–	–	–
Kraft Foods Developing Markets	–	–	–

Total	$78	$1	$79

Note 7.  Integration Program

Our combination with Cadbury continues to provide meaningful synergies and cost savings. We expect to realize annual cost savings of approximately $800 million by the end of 2013. Additionally, we expect to create revenue synergies from investments in distribution, marketing and product development. In order to achieve these cost savings and synergies and combine and integrate the two businesses, we expect to incur total integration charges of approximately $1.5 billion through the end of 2013 (the “Integration Program”).

Integration Program costs include the costs associated with combining our operations with Cadbury’s and are separate from the costs related to the acquisition. We incurred charges under the Integration Program of $43 million for the three months ended March 31, 2012 and $104 million for the three months ended March 31, 2011. We recorded these charges in operations, as a part of selling, general and administrative expenses primarily within our Kraft Foods Europe and Kraft Foods Developing Markets segments, as well as general corporate expenses. Since the inception of the Integration Program, we have incurred $1.2 billion of the $1.5 billion in expected charges.

Liability activity for the Integration Program for the three months ended March 31, 2012 was (in millions):

00,000,000
2012
Balance at January 1, 2012	$346
Charges	43
Cash spent	(55)
Currency / other	5

Balance at March 31, 2012	$339

Note 8.  Debt

Short-Term Borrowings:

At March 31, 2012 and December 31, 2011, our short-term borrowings and related weighted-average interest rates consisted of:

	00,000,000	00,000,000	00,000,000	00,000,000
	March 31, 2012		December 31, 2011
	Amount	Weighted-Average	Amount	Weighted-Average
	Outstanding	Rate	Outstanding	Rate
	(in millions)		(in millions)

Commercial paper	$2,975	0.6%	$–
Bank loans	345	8.3%	182	10.7%

Total short-term borrowings	$3,320		$182

Borrowing Arrangements:

On March 8, 2012, in connection with the proposed Spin-Off, our subsidiary, Kraft Foods Group, which will hold the North American Grocery Business upon consummation of the Spin-Off, entered into a $4.0 billion 364-day senior unsecured revolving credit facility that expires on March 7, 2013. All committed pro rata borrowings under the facility will bear interest at a variable annual rate based on the London Inter-Bank Offered Rate (“LIBOR”) or a defined base rate, at the election of Kraft Foods Group, plus an applicable margin based on (i) for any date prior to the consummation of the Spin-Off, the ratings of our long-term senior unsecured indebtedness and (ii) for any date on or following the consummation of the Spin-Off, the ratings of Kraft Foods Group indebtedness. We intend to use the proceeds of this facility, as necessary, in connection with Kraft Foods Group’s and our Spin-Off related debt capitalization plan, to support working capital needs, and for other general corporate purposes. As of March 31, 2012, no amounts were drawn on this credit facility.

Long-Term Debt:

On January 10, 2012, we issued $800 million of floating rate notes which mature on July 10, 2013 and bear interest at a rate equal to the three-month LIBOR plus 0.875%. We received net proceeds of $798.8 million from the issuance. The notes have a special mandatory redemption. Upon public announcement of the record date for the proposed Spin-Off, we will be required to issue a notice of redemption of all of the notes at a redemption price equal to 100% of the aggregate principal amount of the notes, plus accrued and unpaid interest through the day prior to the redemption date.

Fair Value of Our Debt:

The fair value of our short-term borrowings at March 31, 2012 and December 31, 2011, is based upon current market interest rates, and approximates the amounts recorded. The fair value of our long-term debt was determined using Level 1 quoted prices in active markets for the publicly traded debt obligations. The aggregate fair value of our total debt was $32,123 million as compared with the carrying value of $28,341 million at March 31, 2012, and $31,113 million as compared with the carrying value of $26,931 million at December 31, 2011.

Note 9.  Stock Plans

Restricted and Deferred Stock:

In January 2012, we granted 1.3 million shares of stock in connection with our long-term incentive plan, and the market value per share was $37.63 on the date of grant. In February 2012, as part of our annual equity program, we issued 2.2 million shares of restricted and deferred stock to eligible employees, and the market value per restricted or deferred share was $38.00 on the date of grant. During the three months ended March 31, 2012, we issued 0.6 million shares of additional restricted and deferred shares with a weighted-average market value of $30.13 per share primarily in connection with our long-term incentive plan and awards granted in 2009 which vested during the first quarter of 2012. In aggregate, we issued 4.1 million restricted and deferred shares during the three months ended March 31, 2012, including those issued as part of our long-term incentive plan, with a weighted-average market value per share of $36.60. During the three months ended March 31, 2012, 4.7 million shares of restricted and deferred stock vested at a market value of $181 million.

Stock Options:

In February 2012, as part of our annual equity program, we granted 12.8 million stock options to eligible employees at an exercise price of $38.00. During the three months ended March 31, 2012, we issued 0.6 million of additional stock options with a weighted-average exercise price of $37.97 per share on the date of grant. In aggregate, we granted 13.4 million stock options during the three months ended March 31, 2012 at a weighted-average exercise price of $37.99. During the three months ended March 31, 2012, there were 2.4 million stock options exercised with a total intrinsic value of $25 million.

Note 10.  Pension, Postretirement and Postemployment Benefit Plans

Pension Plans

Components of Net Periodic Pension Cost:

Net periodic pension cost consisted of the following for the three months ended March 31, 2012 and 2011:

	00,000,000	00,000,000	00,000,000	00,000,000
	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended		For the Three Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(in millions)

Service cost	$44	$40	$45	$44
Interest cost	89	91	109	113
Expected return on plan assets	(115)	(124)	(128)	(132)
Amortization:
Net loss from experience differences	84	56	34	24
Prior service cost	2	2	1	–
Settlement losses	20	17	–	–

Net periodic pension cost	$124	$82	$61	$49

Employer Contributions:

We make contributions to our U.S. and non-U.S. pension plans primarily to the extent that they are tax deductible and do not generate an excise tax liability. During the first quarter of 2012, we contributed $15 million to our U.S. plans and $118 million to our non-U.S. plans. Based on current tax law, we plan to make further contributions of approximately $40 million to our U.S. plans and approximately $307 million to our non-U.S. plans during the remainder of 2012. However, our actual contributions may differ due to many factors, including changes in tax and other benefit laws, considerations related to the Spin-Off, or significant differences between expected and actual pension asset performance or interest rates.

Postretirement Benefit Plans

Net postretirement health care costs during the three months ended March 31, 2012 and 2011 consisted of:

	00,000,000	00,000,000	00,000,000	00,000,000
			For the Three Months Ended
			March 31,
			2012	2011
			(in millions)

Service cost			$11	$10
Interest cost			40	42
Amortization:
Net loss from experience differences			19	16
Prior service credit			(8)	(8)

Net postretirement health care costs			$62	$60

Postemployment Benefit Plans

Net postemployment costs during the three months ended March 31, 2012 and 2011 consisted of:

	00,000,000	00,000,000	00,000,000	00,000,000
			For the Three Months Ended
			March 31,
			2012	2011
			(in millions)

Service cost			$3	$2
Interest cost			2	3

Net postemployment costs			$5	$5

Note 11.  Financial Instruments

See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2011 for additional information on our accounting and purpose for entering into derivatives and our overall risk management strategies.

Fair Value of Derivative Instruments:

Derivative instruments were recorded at fair value in the condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011 as follows:

	00,000,000	00,000,000	00,000,000	00,000,000
	March 31, 2012		December 31, 2011
	Asset	Liability	Asset	Liability
	Derivatives	Derivatives	Derivatives	Derivatives
	(in millions)

Derivatives designated as hedging instruments:
Foreign exchange contracts	$27	$6	$76	$5
Commodity contracts	16	65	14	27
Interest rate contracts	24	291	2	519

	$67	$362	$92	$551

Derivatives not designated as hedging instruments:
Foreign exchange contracts	$18	$11	$13	$5
Commodity contracts	306	289	392	372
Interest rate contracts	80	47	86	51

	$404	$347	$491	$428

Total fair value	$471	$709	$583	$979

The fair value of our asset derivatives is recorded within other current assets and the fair value of our liability derivatives is recorded within other current liabilities.

The fair value (asset / (liability)) of our derivative instruments at March 31, 2012 was determined using:

	00,000,000,000	00,000,000,000	00,000,000,000	00,000,000,000
		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	Total	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(in millions)

Foreign exchange contracts	$28	$–	$28	$–
Commodity contracts	(32)	(83)	51	–
Interest rate contracts	(234)	–	(234)	–

Total derivatives	$(238)	$(83)	$(155)	$–

The fair value (asset / (liability)) of our derivative instruments at December 31, 2011 was determined using:

	00,000,000,000	00,000,000,000	00,000,000,000	00,000,000,000
		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	Total	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(in millions)

Foreign exchange contracts	$79	$–	$79	$–
Commodity contracts	7	(41)	48	–
Interest rate contracts	(482)	–	(482)	–

Total derivatives	$(396)	$(41)	$(355)	$–

Level 2 financial assets and liabilities consist of commodity forwards and options; foreign exchange forwards; currency swaps; and interest rate swaps. Commodity derivatives are valued using an income approach based on the observable market commodity index prices less the contract rate multiplied by the notional amount or based on pricing models that rely on market observable inputs such as commodity prices. Foreign currency contracts are valued using an income approach based on observable market forward rates less the contract rate multiplied by the notional amount. Our calculation of the fair value of interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the observable market interest rate curve. Our calculation of the fair value of financial instruments takes into consideration the risk of nonperformance, including counterparty credit risk.

Derivative Volume:

The net notional values of our derivative instruments as of March 31, 2012 and December 31, 2011 were:

	00,000,000	00,000,000
	Notional Amount
	March 31,	December 31,
	2012	2011
	(in millions)
Foreign exchange contracts:
Intercompany loans and forecasted interest payments	$2,722	$1,982
Forecasted transactions	1,573	1,181
Commodity contracts	1,103	1,287
Interest rate contracts	4,598	4,872
Net investment hedge – euro notes	1,134	3,694
Net investment hedge – pound sterling notes	1,040	1,010

Cash Flow Hedges:

Cash flow hedge activity, net of taxes, within accumulated other comprehensive earnings / (losses) included:

	00,000,000	00,000,000
	For the Three Months Ended
	March 31,
	2012	2011
	(in millions)

Accumulated gain / (loss) at January 1	$(297)	$79
Transfer of realized losses / (gains) in fair value to earnings	72	(14)
Unrealized gain in fair value	7	1

Accumulated gain / (loss) at March 31	$(218)	$66

After-tax gains / (losses) recognized in other comprehensive earnings / (losses) were:

	00,000,000	00,000,000
	For the Three Months Ended
	March 31,
	2012	2011
	(in millions)
Foreign exchange contracts – intercompany loans	$–	$1
Foreign exchange contracts – forecasted transactions	(25)	(51)
Commodity contracts	(43)	14
Interest rate contracts	75	37

Total	$7	$1

After-tax gains / (losses) reclassified from accumulated other comprehensive earnings / (losses) into net earnings were:

	00,000,000	00,000,000
	For the Three Months Ended
	March 31,
	2012	2011
	(in millions)
Foreign exchange contracts – forecasted transactions	$21	$(5)
Commodity contracts	(10)	19
Interest rate contracts	(83)	–

Total	$(72)	$14

Pre-tax gains / (losses) on ineffectiveness recognized in net earnings were:

	00,000,000	00,000,000
	For the Three Months Ended
	March 31,
	2012	2011
	(in millions)
Foreign exchange contracts	$–	$–
Commodity contracts	(3)	4
Interest rate contracts	–	(1)

Total	$(3)	$3

Pre-tax gains / (losses) on amounts excluded from effectiveness testing recognized in net earnings were:

	00,000,000	00,000,000
	For the Three Months Ended
	March 31,
	2012	2011
	(in millions)
Foreign exchange contracts	$–	$–
Commodity contracts	–	–
Interest rate contracts	(130)	–

Total	$(130)	$–

In the three months ended March 31, 2012, we recognized a loss of $130 million in interest and other expenses, net related to certain forward-starting interest rate swaps for which the planned timing of the related forecasted debt was changed in March 2012 in connection with our Spin-Off plans and related debt capitalization plans.

We record pre-tax (i) gains or losses reclassified from accumulated other comprehensive earnings / (losses) into earnings, (ii) gains or losses on ineffectiveness, and (iii) gains or losses on amounts excluded from effectiveness testing in:

•	cost of sales for commodity contracts;
•	cost of sales for foreign exchange contracts related to forecasted transactions; and
•	interest and other expense, net for interest rate contracts and foreign exchange contracts related to intercompany loans.

We expect to transfer unrealized losses of $52 million (net of taxes) for commodity cash flow hedges, unrealized gains of $23 million (net of taxes) for foreign currency cash flow hedges and unrealized losses of $2 million (net of taxes) for interest rate cash flow hedges to earnings during the next 12 months.

Hedge Coverage:

As of March 31, 2012, we had hedged forecasted transactions for the following durations:

•	commodity transactions for periods not exceeding the next 18 months;
•	interest rate transactions for periods not exceeding the next 31 years and 1 month; and
•	foreign currency transactions for periods not exceeding the next 12 months.

Fair Value Hedges:

Pre-tax gains / (losses) due to changes in fair value of our interest rate swaps and related hedged long-term debt were recorded in interest and other expense, net:

	0,00,000	0,00,000	0,00,000
	For the Three Months Ended
	March 31,
	2012	2011
	(in millions)

Derivatives	$–	$1
Borrowings	–	(1)

Economic Hedges:

Pre-tax gains / (losses) recorded in net earnings for economic hedges which are not designated as hedging instruments included:

	00,000,000	00,000,000	00,000,000
	For the Three Months Ended		Location of Gain / (Loss)
	March 31,		Recognized
	2012	2011	in Earnings
	(in millions)

Foreign exchange contracts:
Intercompany loans and forecasted interest payments	$(29)	$(5)	Interest expense
Forecasted transactions	8	1	Cost of sales
Forecasted transactions	(9)	1	Interest expense
Interest rate contracts	–	(2)	Interest expense
Commodity contracts	32	48	Cost of sales

Total	$2	$43

Hedges of Net Investments in Foreign Operations:

After-tax gains / (losses) related to hedges of net investments in foreign operations included:

	00,000,000	00,000,000	00,000,000
			Location of
	For the Three Months Ended		Gain / (Loss)
	March 31,		Recorded in
	2012	2011	AOCI
	(in millions)

Euro notes	$(49)	$(141)	Currency Translation Adjustment
Pound sterling notes	(19)	(17)	Currency Translation Adjustment

Note 12.  Commitments and Contingencies

Legal Proceedings:

We routinely are involved in legal proceedings, claims and governmental inspections or investigations (“Legal Matters”) arising in the ordinary course of our business.

While we cannot predict with certainty the results of any Legal Matters in which we are currently involved, we do not expect that the ultimate costs to resolve any of these Legal Matters will have a material adverse effect on our financial results.

Third-Party Guarantees:

We have third-party guarantees primarily covering the long-term obligations of our vendors. As part of those transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At March 31, 2012, the carrying amount of our third-party guarantees on our condensed consolidated balance sheet and the maximum potential payment under these guarantees was $21 million. Substantially all of these guarantees expire at various times through 2018.

Note 13.  Earnings Per Share

Basic and diluted earnings per share (“EPS”) were calculated using the following:

	Currency Translation	Currency Translation
	For the Three Months Ended
	March 31,
	2012	2011
	(in millions, except per share data)

Net earnings	$819	$802
Noncontrolling interest	6	3

Net earnings attributable to Kraft Foods	$813	$799

Weighted-average shares for basic EPS	1,773	1,754
Plus incremental shares from assumed conversions of stock options and long-term incentive plan shares	10	6

Weighted-average shares for diluted EPS	1,783	1,760

Basic earnings per share attributable to Kraft Foods	$0.46	$0.46

Diluted earnings per share attributable to Kraft Foods	$0.46	$0.45

We exclude antidilutive Kraft Foods stock options from our calculation of weighted-average shares for diluted EPS. We excluded 6 million antidilutive stock options for the three months ended March 31, 2012, and we excluded 18 million antidilutive stock options for the three months ended March 31, 2011.

Note 14.  Segment Reporting

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

Our segment net revenues and earnings consisted of:

	00,000,000	00,000,000
	For the Three Months Ended
	March 31,
	2012	2011
	(in millions)

Net revenues:
Kraft Foods North America:
U.S. Beverages	$708	$821
U.S. Cheese	932	874
U.S. Convenient Meals	807	792
U.S. Grocery	852	794
U.S. Snacks	1,540	1,492
Canada & N.A. Foodservice	1,173	1,163
Kraft Foods Europe	3,151	3,016
Kraft Foods Developing Markets	3,930	3,621

Net revenues	$13,093	$12,573

	00,000,000	00,000,000
	For the Three Months Ended
	March 31,
	2012	2011
	(in millions)

Earnings before income taxes:
Operating income:
Kraft Foods North America:
U.S. Beverages	$98	$161
U.S. Cheese	167	134
U.S. Convenient Meals	93	105
U.S. Grocery	309	292
U.S. Snacks	204	193
Canada & N.A. Foodservice	124	151
Kraft Foods Europe	384	308
Kraft Foods Developing Markets	525	405
Unrealized gains / (losses) on hedging activities	18	62
Certain U.S. pension plan costs	(80)	(42)
General corporate expenses	(95)	(66)
Amortization of intangibles	(56)	(57)

Operating income	1,691	1,646
Interest and other expense, net	553	446

Earnings before income taxes	$1,138	$1,200

On March 1, 2011, the Starbucks Coffee Company (“Starbucks”), without our authorization and in what we contend is a violation and breach of our agreements with Starbucks, took control of the Starbucks packaged coffee business (“Starbucks CPG business”) in grocery stores and other channels. The dispute is pending arbitration in Chicago, Illinois. We are seeking appropriate remedies, including but not limited to payment of the fair market value of the supply and license agreement with Starbucks related to the Starbucks CPG business, plus the premium this agreement specifies. Starbucks has counterclaimed for unspecified damages. The arbitration proceeding is set to begin on July 11, 2012. The results of the Starbucks CPG Business were included primarily in our U.S. Beverage and Canada & N.A. Foodservice segments through March 1, 2011.

In March 2012, we divested property of a Kraft Foods Developing Markets subsidiary located in Russia for approximately $72 million in net proceeds and recorded a $55 million pre-tax gain within selling, general and administrative expenses.

Favorable net changes in unrealized gains / (losses) on hedging activities primarily related to gains on foreign currency contracts and commodity hedging activity of $18 million for the three months ended March 31, 2012 and $62 million for the three months ended March 31, 2011.

In connection with our 2012-2014 Restructuring Program, we recorded $78 million of restructuring charges and $1 million of implementation costs during the three months ended March 31, 2012. We recorded the restructuring charges in operations, as a part of asset impairment and exit costs, and recorded the implementation costs in operations, as a part of selling, general and administrative expenses. These charges are recorded primarily in general corporate expenses and within our Kraft Foods North America geographic unit.

We incurred charges under the Integration Program of $43 million for the three months ended March 31, 2012 and $104 million for the three months ended March 31, 2011. We recorded these charges in operations, as a part of selling, general and administrative expenses primarily within our Kraft Foods Europe and Kraft Foods Developing Markets segments, as well as general corporate expenses.

The increase in general corporate expenses for the three months ended March 31, 2012 was primarily due to $39 million of Spin-Off Costs incurred during the quarter, partially offset by lower Integration Program costs.

The increase in interest and other expense, net for the three months ended March 31, 2012 was primarily due to Spin-Off financing and related costs of $134 million incurred in the first quarter of 2012.

Net revenues by consumer sector, which includes Kraft macaroni and cheese dinners in the Convenient Meals sector and the separation of Canada & N.A. Foodservice, Kraft Foods Europe and Kraft Foods Developing Markets into sector components, were:

	00,000,000	00,000,000	00,000,000	00,000,000
	For the Three Months Ended March 31, 2012
	Kraft Foods North America	Kraft Foods Europe	Kraft Foods Developing Markets	Total
	(in millions)

Biscuits	$1,472	$578	$840	$2,890
Confectionery	418	1,443	1,961	3,822
Beverages	838	739	697	2,274
Cheese	1,339	266	240	1,845
Grocery	752	72	161	985
Convenient Meals	1,193	53	31	1,277

Total net revenues	$6,012	$3,151	$3,930	$13,093

	00,000,000	00,000,000	00,000,000	00,000,000
	For the Three Months Ended March 31, 2011 (1)
	Kraft Foods North America	Kraft Foods Europe	Kraft Foods Developing Markets	Total
	(in millions)

Biscuits	$1,398	$566	$728	$2,692
Confectionery	425	1,406	1,875	3,706
Beverages	965	665	626	2,256
Cheese	1,269	260	225	1,754
Grocery	717	69	137	923
Convenient Meals	1,162	50	30	1,242

Total net revenues	$5,936	$3,016	$3,621	$12,573

(1)	We reclassified certain sector net revenues for the three months ended March 31, 2011 to conform with the current year presentation.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Description of the Company

We manufacture and market packaged food products, including snacks, beverages, cheese, convenient meals and various packaged grocery products. We have operations in more than 80 countries and sell our products in approximately 170 countries.

Proposed Spin-Off Transaction

On August 4, 2011, we announced that our Board of Directors intends to create two independent public companies: (i) a global snacks business (the “Global Snacks Business”) and (ii) a North American grocery business (the “North American Grocery Business”). The Global Snacks Business will primarily consist of our current Kraft Foods Europe and Developing Markets segments as well as our North American snack and confectionery businesses and related categories in our Canada & N.A. Foodservice segment. The North American Grocery Business will primarily consist of our current U.S. Beverages, U.S. Cheese, U.S. Convenient Meals and U.S. Grocery segments, grocery-related categories in our Canada & N.A. Foodservice segment as well as the Planters and Corn Nuts brands and businesses. We expect to create these companies through a spin-off of the North American Grocery Business to our shareholders (“Spin-Off”) that we expect will be tax-free to our U.S. shareholders for U.S. federal income tax purposes.

On April 2, 2012, our subsidiary, Kraft Foods Group, Inc. (“Kraft Foods Group”), which will hold the North American Grocery Business upon consummation of the Spin-Off, filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (“SEC”).

The Spin-Off transaction is subject to a number of conditions, including the receipt of a favorable ruling from the IRS regarding the U.S. tax-free status of the Spin-Off, the effectiveness of the registration statement on Form 10 that was filed with the SEC in connection with the Spin-Off, the execution of agreements between our Global Snacks Business and the North American Grocery Business related to the Spin-Off, further diligence as appropriate and final approval from our Board of Directors. While our current target is to complete the Spin-Off before the end of 2012, we cannot assure that the Spin-Off will be completed on the anticipated timeline or at all or that the terms of the Spin-Off will not change.

Summary of Results and Other Highlights

This summary provides highlights of the Discussion and Analysis that follows.

•	Net revenues increased 4.1% to $13.1 billion in the first quarter of 2012 as compared to the same period in the prior year.

•

Organic net revenues, a non-GAAP financial measure we use to evaluate our underlying results (see our reconciliation with net revenues and a discussion of our non-GAAP financial measures later in this section), increased 6.5% to $13.3 billion in the first quarter of 2012 as compared to the same period in prior year.

•	Diluted EPS attributable to Kraft Foods increased 2.2% to $0.46 in the first quarter of 2012 as compared to $0.45 from the same period in the prior year.

•

Operating EPS, a non-GAAP financial measure we use to evaluate our underlying results (see our reconciliation with diluted EPS attributable to Kraft Foods and a discussion of our non-GAAP financial measures later in this section), increased 9.6% to $0.57 in the first quarter of 2012 as compared to $0.52 from the same period in the prior year.

•

On January 10, 2012, we issued $800 million of floating rate notes maturing in 2013 that bear interest at a rate equal to the three-month London Inter-Bank Offered Rate (“LIBOR”) plus 0.875%. We received net proceeds of $798.8 million from the issuance.

•

On March 8, 2012, we entered into a $4.0 billion 364-day senior unsecured revolving credit facility that expires on March 7, 2013 in connection with the Spin-Off. We intend to use the proceeds of this facility, as necessary, in connection with Kraft Foods Group’s and our Spin-Off related debt capitalization plan, to support working capital needs, and for other general corporate purposes.

Discussion and Analysis

Items Affecting Comparability of Financial Results

Spin-Off Costs

On March 14, 2012, our Board of Directors approved $1.7 billion of one-time costs and $0.4 billion in capital expenditures to facilitate the Spin-Off and optimize both the North American Grocery Business and Global Snacks Business. Of the $1.7 billion of one-time costs, approximately $0.6 billion relates to Spin-Off transaction and transition costs such as professional service fees within our finance, legal and information system functions. During the three months ended March 31, 2012, we recorded $39 million of Spin-Off costs within selling, general and administrative expenses which primarily related to information system preparation for the upcoming separation. (See “2012 – 2014 Restructuring Program” below for information on the $1.1 billion of restructuring and related implementation costs.)

In addition to Spin-Off transaction and transition costs, we also anticipate incurring an estimated $400 million - $800 million of Spin-Off financing and related costs to redistribute debt and secure investment grade credit ratings for both the North American Grocery Business and the Global Snacks Business. During the three months ended March 31, 2012, we recorded $134 million in interest and other expenses, net, due to the Spin-Off and related debt capitalization plans. See Note 11, “Financial Instruments,” regarding a $130 million charge we recognized due to our Spin-Off debt capitalization plans related to a change in the timing of certain debt we expect to incur in connection with the Spin-Off. We refer to Spin-Off transaction, transition and financing and related costs collectively as “Spin-Off Costs.”

2012-2014 Restructuring Program

On March 14, 2012, our Board of Directors approved $1.1 billion of restructuring and related implementation costs (“2012-2014 Restructuring Program”) reflecting primarily severance, asset disposals and other manufacturing-related one-time costs. The program is expected to be completed by the end of 2014.

During the three months ended March 31, 2012, we incurred restructuring costs of $78 million, or $0.03 per diluted share, within asset impairment and exit costs. We also incurred implementation costs of $1 million, with an immaterial impact per diluted share, within selling, general and administrative expenses. See Note 6, “2012-2014 Restructuring Program,” for additional information.

Integration Program

Our combination with Cadbury continues to provide meaningful synergies and cost savings. We expect to realize annual cost savings of approximately $800 million by the end of 2013. Additionally, we expect to create revenue synergies from investments in distribution, marketing and product development. In order to achieve these cost savings and synergies and combine and integrate the two businesses, we expect to incur total integration charges of approximately $1.5 billion through the end of 2013 (the “Integration Program”).

Integration Program costs include the costs associated with combining our operations with Cadbury’s and are separate from the costs related to the acquisition. We incurred charges under the Integration Program of $43 million for the three months ended March 31, 2012 and $104 million for the three months ended March 31, 2011. We recorded these charges in operations, as a part of selling, general and administrative expenses primarily within our Kraft Foods Europe and Kraft Foods Developing Markets segments, as well as general corporate expenses. Since the inception of the Integration Program, we have incurred $1.2 billion of the $1.5 billion in expected charges. At March 31, 2012, we had an accrual of $339 million related to the Integration Program. Refer to Note 7, Integration Program, for further details of our Integration Program.

Starbucks CPG Business

On March 1, 2011, the Starbucks Coffee Company (“Starbucks”), without our authorization and in what we contend is a violation and breach of our agreements with Starbucks, took control of the Starbucks packaged coffee business (“Starbucks CPG business”) in grocery stores and other channels. The dispute is pending arbitration in Chicago, Illinois. We are seeking appropriate remedies, including but not limited to payment of the fair market value of the supply and license agreement with Starbucks related to the Starbucks CPG business, plus the premium this agreement specifies. Starbucks has counterclaimed for unspecified damages. The arbitration proceeding is set to begin on July 11, 2012. The results of the Starbucks CPG Business were included primarily in our U.S. Beverage and Canada & N.A. Foodservice segments through March 1, 2011.

Provision for Income Taxes

Our effective tax rate was 28.0% for the first quarter of 2012 and 33.2% for the first quarter of 2011. The 2012 first quarter tax provision reflects a lower full-year projected tax rate due to a greater percentage of earnings growth expected in lower taxed countries in 2012, whereas the tax rate for the first of 2011 had a lower projected tax benefit from foreign earnings. The 2012 first quarter and the 2011 first quarter were both affected by net favorable discrete items arising principally from the expiration of the statute of limitations in various foreign jurisdictions and net favorable foreign and state audit settlements.

Consolidated Results of Operations

The following discussion compares our consolidated results of operations for the three months ended March 31, 2012 and 2011.

Three Months Ended March 31:

	00,000,000	00,000,000	00,000,000	00,000,000
	For the Three Months Ended
	March 31,
	2012	2011	$ change	% change
	(in millions, except per share data)

Net revenues	$13,093	$12,573	$520	4.1%

Operating income	1,691	1,646	45	2.7%

Net earnings attributable to Kraft Foods	813	799	14	1.8%

Diluted earnings per share attributable to Kraft Foods	0.46	0.45	0.01	2.2%

Net Revenues – Net revenues increased $520 million (4.1%) to $13,093 million in the first quarter of 2012, and organic net revenues increased $810 million (6.5%) to $13,292 million as follows.

	00,000,000
Change in net revenues (by percentage point)
Higher net pricing	5.5	pp
Favorable volume/mix	1.0	pp

Total change in organic net revenues (1)	6.5%
Unfavorable foreign currency	(1.6	)pp
Impact of Starbucks CPG business cessation	(0.8	)pp

Total change in net revenues	4.1%

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.

Organic net revenues growth was driven by higher net pricing and favorable volume/mix. Higher net pricing was reflected across all reportable business segments as we increased pricing to offset higher input costs. Favorable volume/mix, which includes a benefit of approximately 1.3 pp due to the Easter shift, was driven by higher shipments in Kraft Foods Developing Markets and Kraft Foods Europe, partially offset by lower shipments across all reportable business segments within Kraft Foods North America, except U.S. Grocery. Unfavorable foreign currency decreased net revenues by $199 million, due primarily to the strength of the U.S. dollar, relative to the euro, Brazilian real, Indian rupee, Argentine peso, Mexican peso and Polish zloty, partially offset by the strength of the Australian dollar and Chinese yuan relative to the U.S. dollar. In addition, the Starbucks CPG business cessation decreased net revenues by $91 million.

Operating Income – Operating income increased $45 million (2.7%) to $1,691 million in the first quarter of 2012, due to the following:

	00,000,000	00,000,000
	Operating
	Income	Change
	(in millions)	(percentage point)

Operating Income for the Three Months Ended March 31, 2011	$1,646
Integration Program costs	104	6.5	pp
Underlying Operating Income for the Three Months Ended March 31, 2011 (1)	$1,750
Higher net pricing	692	39.9	pp
Higher input costs	(556)	(32.1	)pp
Favorable volume/mix	38	2.2	pp
Higher selling, general and administrative expenses	(42)	(2.4	)pp
Gain on sale of property	55	3.2	pp
Change in unrealized gains on hedging activities	(44)	(2.5	)pp
Asset impairment charge	(20)	(1.2	)pp
Decreased operating income from the Starbucks CPG business cessation	(15)	(0.9	)pp
Unfavorable foreign currency	(8)	(0.5	)pp
Other, net	2	0.1	pp

Total change in underlying operating income	$102	5.8%

Underlying Operating Income for the Three Months Ended March 31, 2012 (1)	$1,852
Integration Program costs	(43)	(2.4	)pp
Spin-Off Costs	(39)	(2.4	)pp
2012-2014 Restructuring Program costs	(79)	(4.8	)pp

Operating Income for the Three Months Ended March 31, 2012	$1,691	2.7%

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.

Higher pricing outpaced increased input costs during the quarter. The increase in input costs was driven by significantly higher raw material costs and to a lesser extent higher manufacturing costs. Favorable volume/mix was driven primarily by strong contributions from Kraft Foods Developing Markets and Kraft Foods Europe, partially offset by declines in all reportable segments in Kraft Foods North America, except U.S. Grocery. Total selling, general and administrative expenses decreased $111 million from the first quarter of 2011, due primarily to benefits from the impact of foreign currency, a gain on the sale of property in Russia, lower Integration Program costs and the Starbucks CPG business cessation, partially offset by the Spin-Off Costs incurred in the first quarter of 2012. Excluding these factors, selling, general and administrative expenses increased $42 million from the first quarter of 2011, driven primarily by Kraft Foods Developing Markets in support of its business growth. The change in unrealized gains/losses on hedging activities decreased operating income by $44 million, as we recognized gains of $18 million in the first quarter of 2012, versus gains of $62 million in the first quarter of 2011. During the first quarter of 2012, we recorded an asset impairment charge of $20 million related to a trademark in Japan. The Starbucks CPG business cessation, which occurred on March 1, 2011, decreased operating income by $15 million. Unfavorable foreign currency decreased operating income by $8 million, due primarily to the strength of the U.S. dollar relative to the euro, Brazilian real, Indian rupee, Argentine peso, Polish zloty, British pound and Mexican peso, partially offset by the impact of the highly inflationary Venezuelan economy and the strength of the Australian dollar and Chinese yuan relative to the U.S. dollar. As a result of the net effect of these drivers, operating income margin decreased, from 13.1% in the first quarter of 2011 to 12.9% in the first quarter of 2012. The margin decrease was due primarily to the impact of the higher revenue base on the margin calculation, 2012-2014 Restructuring Program costs and Spin-Off Costs, partially offset by overhead leverage and lower Integration Program costs.

Net Earnings and Diluted Earnings per Share Attributable to Kraft Foods – Net earnings attributable to Kraft Foods of $813 million increased by $14 million (1.8%) in the first quarter of 2012. Diluted EPS attributable to Kraft Foods was $0.46 in the first quarter of 2012, up $0.01 (2.2%) from $0.45 in the first quarter of 2011. These changes were due to the following:

00,000,000
Diluted EPS

Diluted EPS Attributable to Kraft Foods for the Three Months Ended March 31, 2011	$0.45
Integration Program costs	0.07

Operating EPS(1) for the Three Months Ended March 31, 2011	$0.52
Increases in operations	0.06
Gain on sale of property	0.02
Change in unrealized gains on hedging activities	(0.02)
Asset impairment charge	(0.01)
Decreased operating income from the Starbucks CPG business cessation	(0.01)
Lower interest and other expense, net	0.01
Favorable foreign currency (2)	0.01
Changes in taxes	–
Higher shares outstanding	(0.01)

Operating EPS(1) for the Three Months Ended March 31, 2012	$0.57
Integration Program costs	(0.02)
Spin-Off Costs(3)	(0.06)
2012-2014 Restructuring Program costs	(0.03)

Diluted EPS Attributable to Kraft Foods for the Three Months Ended March 31, 2012	$0.46

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.
(2)	Includes the favorable foreign currency impact on Kraft Foods foreign denominated debt and interest expense due to the strength of the U.S. dollar.
(3)	Includes $39 million of pre-tax Spin-Off transition and transaction costs and a pre-tax loss of $130 million related to certain interest rate swaps recognized in interest and other expenses, net, as a result of a change in the planned timing of certain debt due to our planned Spin-Off and related debt capitalization plans.

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

The following discussion compares the net revenues and earnings of each of our reportable segments for the three months ended March 31, 2012 and 2011.

	00,000,000	00,000,000
	For the Three Months Ended
	March 31,
	2012	2011
	(in millions)

Net revenues:
Kraft Foods North America:
U.S. Beverages	$708	$821
U.S. Cheese	932	874
U.S. Convenient Meals	807	792
U.S. Grocery	852	794
U.S. Snacks	1,540	1,492
Canada & N.A. Foodservice	1,173	1,163
Kraft Foods Europe	3,151	3,016
Kraft Foods Developing Markets	3,930	3,621

Net revenues	$13,093	$12,573

	For the Three Months Ended
	March 31,
	2012	2011
	(in millions)

Operating income:
Kraft Foods North America:
U.S. Beverages	$98	$161
U.S. Cheese	167	134
U.S. Convenient Meals	93	105
U.S. Grocery	309	292
U.S. Snacks	204	193
Canada & N.A. Foodservice	124	151
Kraft Foods Europe	384	308
Kraft Foods Developing Markets	525	405
Unrealized gains / (losses) on hedging activities	18	62
Certain U.S. pension plan costs	(80)	(42)
General corporate expenses	(95)	(66)
Amortization of intangibles	(56)	(57)

Operating income	$1,691	$1,646

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

On March 1, 2011, Starbucks, without our authorization and in what we contend is a violation and breach of our agreements with Starbucks, took control of the Starbucks CPG business in grocery stores and other channels. The dispute is pending arbitration in Chicago, Illinois. We are seeking appropriate remedies, including but not limited to payment of the fair market value of the supply and license agreement with Starbucks related to the Starbucks CPG business, plus the premium this agreement specifies. Starbucks has counterclaimed for unspecified damages. The arbitration proceeding is set to begin on July 11, 2012. The results of the Starbucks CPG Business were included primarily in our U.S. Beverage and Canada & N.A. Foodservice segments through March 1, 2011.

In March 2012, we divested property of a Kraft Foods Developing Markets subsidiary located in Russia for approximately $72 million in net proceeds and recorded a $55 million pre-tax gain within selling, general and administrative expenses.

Favorable net changes in unrealized gains / (losses) on hedging activities primarily related to gains on foreign currency contracts and commodity hedging activity of $18 million for the three months ended March 31, 2012 and $62 million for the three months ended March 31, 2011.

In connection with our 2012-2014 Restructuring Program, we recorded $78 million of restructuring charges and $1 million of implementation costs during the three months ended March 31, 2012. We recorded the restructuring charges in operations, as a part of asset impairment and exit costs, and recorded the implementation costs in operations, as a part of selling, general and administrative expenses. These charges are recorded primarily in general corporate expenses and within our Kraft Foods North America geographic unit.

We incurred charges under the Integration Program of $43 million for the three months ended March 31, 2012 and $104 million for the three months ended March 31, 2011. We recorded these charges in operations, as a part of selling, general and administrative expenses primarily within our Kraft Foods Europe and Kraft Foods Developing Markets segments, as well as in general corporate expenses.

The increase in general corporate expenses for the three months ended March 31, 2012 was primarily due to $39 million of Spin-Off Costs incurred during the quarter, partially offset by lower Integration Program costs.

U.S. Beverages

	00,000,000	00,000,000	00,000,000	00,000,000
	For the Three Months Ended
	March 31,
	2012	2011	$ change	% change
	(in millions)

Net revenues	$708	$821	$(113)	(13.8%)
Segment operating income	98	161	(63)	(39.1%)

Net revenues decreased $113 million (13.8%), due to the impact of the Starbucks CPG business cessation (10.3 pp) and unfavorable volume/mix (6.4 pp, net of a benefit of approximately 0.7 pp due to the Easter shift), partially offset by higher net pricing (2.9 pp). Unfavorable volume/mix was driven primarily by lower shipments in Capri Sun ready-to-drink beverages due to higher sales in the fourth quarter of 2011 in advance of an announced increase in list prices, Maxwell House coffee and powdered beverages, which was partially offset by the introduction of MiO liquid concentrate and higher shipments in Gevalia coffee due to its introduction into the retail market. Higher net pricing was due primarily to input cost-driven pricing in coffee and ready-to-drink beverages.

Segment operating income decreased $63 million (39.1%), due primarily to higher raw material costs, unfavorable volume/mix, the impact of the Starbucks CPG business cessation, higher manufacturing costs and costs incurred for the 2012-2014 Restructuring Program. These unfavorable drivers were partially offset by higher net pricing and lower advertising and consumer promotion costs.

U.S. Cheese

	00,000,000	00,000,000	00,000,000	00,000,000
	For the Three Months Ended
	March 31,
	2012	2011	$ change	% change
	(in millions)

Net revenues	$932	$874	$58	6.6%
Segment operating income	167	134	33	24.6%

Net revenues increased $58 million (6.6%), due to higher net pricing (12.9 pp), partially offset by unfavorable volume/mix (6.3 pp, net of a benefit of approximately 3.2 pp due to the Easter shift). Higher net pricing, across all major cheese categories, was due to input cost-driven pricing actions. Unfavorable volume/mix was driven primarily by lower shipments in natural and process cheeses, partially offset by higher shipments in cream and snacking cheeses driven by new products including Philadelphia Cooking Creme, Philadelphia Indulgence and Kraft Fresh Take.

Segment operating income increased $33 million (24.6%), due primarily to higher net pricing as well as lower other selling, general and administrative expenses, partially offset by higher raw material costs (primarily higher dairy costs), unfavorable volume/mix and costs incurred for the 2012-2014 Restructuring Program.

U.S. Convenient Meals

	00,000,000	00,000,000	00,000,000	00,000,000
	For the Three Months Ended
	March 31,
	2012	2011	$ change	% change
	(in millions)

Net revenues	$807	$792	$15	1.9%
Segment operating income	93	105	(12)	(11.4%)

Net revenues increased $15 million (1.9%), due to higher net pricing (2.9 pp), partially offset by unfavorable volume/mix (1.0 pp, including a negative impact of approximately 2.0 pp due to product pruning and a benefit of approximately 1.0 pp due to the Easter shift). Higher net pricing was due to input cost-driven pricing actions primarily related to hot dogs, bacon and lunch meats. Unfavorable volume/mix was primarily driven by lower shipments in hot dogs and bacon, partially offset by higher shipments in lunch meats.

Segment operating income decreased $12 million (11.4%), due primarily to higher raw material costs, costs incurred for the 2012-2014 Restructuring Program and unfavorable volume/mix, partially offset by higher net pricing and lower other selling, general and administrative expenses.

U.S. Grocery

	00,000,000	00,000,000	00,000,000	00,000,000
	For the Three Months Ended
	March 31,
	2012	2011	$ change	% change
	(in millions)

Net revenues	$852	$794	$58	7.3%
Segment operating income	309	292	17	5.8%

Net revenues increased $58 million (7.3%), due to favorable volume/mix (4.6 pp, which includes a benefit of approximately 3.5 pp due to the Easter shift) and higher net pricing (2.7 pp). Favorable volume/mix was driven by the introduction of Planters peanut butter and higher shipments, primarily Cool Whip whipped topping, Kraft macaroni and cheese dinners, spoonable dressings, pourable dressings and dry packaged desserts. Higher net pricing was realized across most key categories, including Kraft macaroni and cheese dinners, ready-to-eat desserts, spoonable dressings and pourable dressings.

Segment operating income increased $17 million (5.8%), due primarily to lower advertising and consumer promotion costs, higher net pricing and lower other selling, general and administrative expenses, partially offset by higher raw material costs and costs incurred for the 2012-2014 Restructuring Program.

U.S. Snacks

	00,000,000	00,000,000	00,000,000	00,000,000
	For the Three Months Ended
	March 31,
	2012	2011	$ change	% change
	(in millions)

Net revenues	$1,540	$1,492	$48	3.2%
Segment operating income	204	193	11	5.7%

Net revenues increased $48 million (3.2%), due to higher net pricing (7.3 pp), partially offset by unfavorable volume/mix (4.1 pp). Biscuits net revenues increased due to higher net pricing across most key products, partially offset by unfavorable volume/mix including the impact of package size changes across certain products. Biscuits unfavorable volume/mix was due primarily to lower shipments in crackers, primarily Premium and Ritz crackers, partially offset by higher shipments in cookies, reflecting the introduction of belVita and volume gains in Oreo, partially offset by volume declines in Chips Ahoy!. Snack nuts net revenues and Confectionery net revenues increased, due to higher net pricing, partially offset by unfavorable volume/mix.

Segment operating income increased $11 million (5.7%), due to higher net pricing, lower advertising and consumer promotion costs and lower Integration Program costs, partially offset by higher raw material costs, unfavorable volume/mix, costs incurred for the 2012-2014 Restructuring Program and higher other selling, general and administrative expenses.

Canada & N.A. Foodservice

	00,000,000	00,000,000	00,000,000	00,000,000
	For the Three Months Ended
	March 31,
	2012	2011	$ change	% change
	(in millions)

Net revenues	$1,173	$1,163	$10	0.9%
Segment operating income	124	151	(27)	(17.9%)

Net revenues increased $10 million (0.9%), due to higher net pricing (4.5 pp), partially offset by unfavorable volume/mix (2.6 pp including a negative impact of 2.5 pp due to product pruning), unfavorable foreign currency (0.7 pp) and the impact of the Starbucks CPG business cessation (0.3 pp). In Canada, net revenues decreased driven by unfavorable volume/mix, unfavorable foreign currency and the impact of the Starbucks CPG business cessation, partially offset by higher net pricing. Unfavorable volume/mix was due primarily to the completion of a co-manufacturing agreement from a previous divestiture, and lower shipments in beverages and grocery, partially offset by higher shipments in snacks and cheese. In N.A. Foodservice, net revenues increased driven by higher net pricing, partially offset by unfavorable volume/mix and unfavorable foreign currency.

Segment operating income decreased $27 million (17.9%), due primarily to higher raw material costs, costs incurred for the 2012-2014 Restructuring Program, higher other selling, general and administrative expenses and higher manufacturing costs, partially offset by higher net pricing.

Kraft Foods Europe

	00,000,000	00,000,000	00,000,000	00,000,000
	For the Three Months Ended
	March 31,
	2012	2011	$ change	% change
	(in millions)

Net revenues	$3,151	$3,016	$135	4.5%
Segment operating income	384	308	76	24.7%

Net revenues increased $135 million (4.5%), due to favorable volume/mix (4.4 pp, which includes a benefit of approximately 2.0 pp due to the Easter shift) and higher net pricing (2.8 pp), partially offset by the impact of unfavorable foreign currency (2.7 pp). Favorable volume/mix was driven primarily by higher shipments in chocolate and coffee, partially offset by lower shipments in gum & candy. Higher net pricing was reflected across all categories except chocolate and gum & candy. Unfavorable foreign currency primarily reflected the strength of the U.S. dollar relative to the euro, British pound and Swedish krona.

Segment operating income increased $76 million (24.7%), due primarily to higher net pricing, lower manufacturing costs, favorable volume/mix, lower Integration Program costs and lower other selling, general and administrative expenses, partially offset by higher raw material costs, higher advertising and consumer support costs and unfavorable foreign currency.

Kraft Foods Developing Markets

	00,000,000	00,000,000	00,000,000	00,000,000
	For the Three Months Ended
	March 31,
	2012	2011	$ change	% change
	(in millions)

Net revenues	$3,930	$3,621	$309	8.5%
Segment operating income	525	405	120	29.6%

Net revenues increased $309 million (8.5%), due to higher net pricing (7.4 pp) and favorable volume/mix (4.1 pp, which includes a benefit of approximately 1.0 pp due to the Easter shift), partially offset by unfavorable currency (3.0 pp). In Central and Eastern Europe, net revenues increased driven by higher net pricing across the region, partially offset by unfavorable foreign currency. In Middle East and Africa, net revenues increased driven by favorable volume mix and higher net pricing across most of the region, partially offset by unfavorable foreign currency. In Latin America, net revenues increased driven by higher net pricing across the region and favorable volume/mix, primarily in Brazil, partially offset by unfavorable foreign currency. In Asia Pacific, net revenues increased due to favorable volume/mix, primarily in China and Southeast Asia, higher net pricing across most of the region and favorable foreign currency.

Segment operating income increased $120 million (29.6%), due primarily to higher net pricing, favorable volume/mix, a gain on the sale of property in Russia and lower Integration Program costs, partially offset by higher raw material costs, higher advertising and consumer promotion costs, higher other selling, general and expenses, an asset impairment charge related to a trademark in Japan and higher manufacturing costs.

Commodity Trends

We purchase large quantities of commodities, including dairy products, coffee beans, cocoa, wheat, corn products, soybean and vegetable oils, nuts, meat products, and sugar and other sweeteners. In addition, we use significant quantities of resins and cardboard to package our products, and natural gas for our factories and warehouses. We continuously monitor worldwide supply and cost trends of these commodities so we can act quickly to procure ingredients and packaging materials needed for production.

During the first quarter of 2012, our aggregate commodity costs increased over the comparable prior year period, primarily as a result of coffee beans, packaging material costs, dairy products, grain and oil costs and nuts. We expect the price volatility and higher cost environment to continue over the remainder of the year. As noted earlier in our discussion of our operating results, we have addressed higher commodity costs primarily through higher pricing, lower manufacturing costs due to our end-to-end cost management program and overhead cost control. We expect to continue to use these measures to address further commodity cost increases.

Liquidity

We believe that cash generated from our operating activities, our existing $4.5 billion revolving credit facility (which supports our commercial paper program), the $4.0 billion Kraft Foods Group revolving credit facility and our authorized long-term financing will provide sufficient liquidity to meet our working capital needs, planned capital expenditures, future contractual obligations and payment of our anticipated quarterly dividends. We continue to use our commercial paper program and primarily uncommitted international credit lines for daily funding requirements. We also use short-term intercompany loans from foreign subsidiaries to improve financial flexibility. Overall, we do not expect any negative effects to our funding sources that would have a material effect on our short-term or long-term liquidity.

Net Cash Used in Operating Activities:

During the first quarter of 2012, net cash used in operating activities was $851 million, compared with $986 million in the first quarter of 2011. The decrease in cash used in operating cash flows primarily relates to lower contributions to our pension plans and increased cash earnings, partially offset by higher spending on trade accruals and other incentives, higher payments of income taxes and higher other working capital costs (mainly due to increased receivables offset by a lower level of increased inventory levels ahead of the earlier Easter holiday in April 2012). The Easter holiday fell on April 8, 2012 and on April 24, 2011.

During the first quarter of 2012, we contributed $15 million to our U.S. pension plans and $118 million to our non-U.S. pension plans. We plan to make further contributions of approximately $40 million to our U.S. plans and approximately $307 million to our non-U.S. plans during the remainder of 2012. We expect to fund these contributions from operations. Our actual contributions may differ due to many factors, including changes in tax and other benefit laws, considerations related to the Spin-Off, or significant differences between expected and actual pension asset performance or interest rates.

Net Cash Used in Investing Activities:

During the first quarter of 2012, net cash used in investing activities was $244 million, compared with $244 million in the first quarter of 2011. Higher capital expenditures in the first quarter of 2012 were offset primarily due to proceeds received from the sale of property, plant and equipment in the first quarter of 2012.

Capital expenditures, which were funded by operating activities, were $335 million in the first quarter of 2012. We expect full-year capital expenditures to be approximately $2 billion, including capital expenditures required for the 2012-2014 Restructuring Program and the Integration Program. We expect to fund these expenditures from operations.

Net Cash Provided by Financing Activities:

During the first quarter of 2012, net cash provided by financing activities was $917 million, compared with $795 million in the first quarter of 2011. The increase in net cash provided by financing activities was primarily due to higher proceeds from the issuance of short-term commercial paper and a long-term debt issuance during the first quarter of 2012, partially offset by $2.6 billion in long-term debt repayments in the first quarter of 2012.

Borrowing Arrangements:

On April 1, 2011, we entered into a $4.5 billion four-year senior unsecured revolving credit facility agreement which expires in April 2015. This facility includes a covenant that we maintain a minimum total shareholders’ equity, excluding accumulated other comprehensive earnings / (losses), of at least $28.6 billion. At March 31, 2012, our total shareholders’ equity, excluding accumulated other comprehensive earnings / (losses), was $42.2 billion. We expect to continue to meet this covenant. The revolving credit facility agreement also contains customary representations, covenants and events of default. However, there are no other financial covenants, credit rating triggers or provisions that could require us to post collateral as security. We intend to use the revolving credit facility for general corporate purposes, including for working capital purposes and to support our commercial paper issuances. As of March 31, 2012, no amounts were drawn on this credit facility.

On March 8, 2012, in connection with the proposed Spin-Off, our subsidiary, Kraft Foods Group, entered into a $4.0 billion 364-day senior unsecured revolving credit facility that expires on March 7, 2013. All committed pro rata borrowings under the facility will bear interest at a variable annual rate based on the London Inter-Bank Offered Rate (“LIBOR”) or a defined base rate, at the election of Kraft Foods Group, plus an applicable margin based on (i) for any date prior to the consummation of the Spin-Off, the ratings of our long-term senior unsecured indebtedness and (ii) for any date on or following the consummation of the Spin-Off, the ratings of Kraft Foods Group indebtedness. We intend to use the proceeds of this facility, as necessary, in connection with Kraft Foods Group’s and our Spin-Off related debt capitalization plan, to support working capital needs and for other general corporate purposes.   As of March 31, 2012, no amounts were drawn on this credit facility.

In addition to the above, some of our international subsidiaries maintain primarily uncommitted credit lines to meet short-term working capital needs. Collectively, these credit lines amounted to $2.3 billion at March 31, 2012. In the aggregate, borrowings on these lines were $345 million at March 31, 2012 and $182 million at December 31, 2011.

Long-Term Debt:

On January 10, 2012, we issued $800 million of floating rate notes which mature on July 10, 2013 and bear interest at a rate equal to the three-month LIBOR plus 0.875%. We received net cash proceeds of $798.8 million. The notes have a special mandatory redemption. Upon public announcement of the record date for the proposed Spin-Off, we will be required to issue a notice of redemption of all of the notes at a redemption price equal to 100% of the aggregate principal amount of the notes, plus accrued and unpaid interest through the day prior to the redemption date.

We expect to continue to comply with our long-term debt covenants. Refer to our Annual Report on Form 10-K for the year ended December 31, 2011 for further details of our debt covenants.

Total Debt:

Our total debt was $28.3 billion at March 31, 2012 and $26.9 billion at December 31, 2011. Our debt-to-capitalization ratio was 0.43 at March 31, 2012 and at December 31, 2011. At March 31, 2012, the weighted-average term of our outstanding long-term debt was 9.7 years.

In the next 12 months, $1.8 billion of long-term debt comes due as follows: $900 million in June 2012, C$150 million (approximately $151 million) in August 2012 and $750 million in February 2013. We expect to fund these repayments with cash from operations, the issuance of commercial paper and the issuance of additional debt. From time to time we refinance long-term and short-term debt. The nature and amount of our long-term and short-term debt and the proportionate amount of each will vary as a result of future business requirements, market conditions and other factors, including our plans in connection with the Spin-Off. As of March 31, 2012, we had $11.2 billion remaining in long-term financing authority from our Board of Directors.

In connection with the proposed Spin-Off, we intend to redistribute debt such that both Kraft Foods Group and we may obtain investment grade credit ratings as independent standalone companies following the Spin-Off. To effect this redistribution, Kraft Foods Group is expected to incur an estimated $10 billion of debt through a combination of some or all of the following: long-term and short-term debt issuances, borrowings under bank credit facilities, including the 364-day unsecured revolving credit facility described above, and debt exchanges with respect to certain of our existing debt obligations. In addition, Kraft Foods Group is expected to distribute cash to us prior to the Spin-Off, including proceeds from any debt Kraft Foods Group incurs, so that we may reduce our debt while Kraft Foods Group increases their debt to the planned capital structure.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

There were no material changes to our off-balance sheet arrangements and aggregate contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011. We also do not expect a material change in the effect these arrangements and obligations will have on our liquidity. See Note 12, Commitments and Contingencies, for a discussion of guarantees.

Equity and Dividends

Stock Plans:

In January 2012, we granted 1.3 million shares of stock in connection with our long-term incentive plan, and the market value per share was $37.63 on the date of grant. In February 2012, as part of our annual equity program, we issued 2.2 million shares of restricted and deferred stock to eligible employees, and the market value per restricted or deferred share was $38.00 on the date of grant. During the three months ended March 31, 2012, we issued 0.6 million shares of additional restricted and deferred shares with a weighted-average market value of $30.13 per share primarily in connection with our long-term incentive plan and awards granted in 2009 which vested during the first quarter of 2012. In aggregate, we issued 4.1 million restricted and deferred shares during the three months ended March 31, 2012, including those issued as part of our long-term incentive plan, with a weighted-average market value per share of $36.60.

As part of our annual equity program, we also granted 12.8 million stock options to eligible employees in February 2012 at an exercise price of $38.00. During the three months ended March 31, 2012, we issued 0.6 million of additional stock options with a weighted-average exercise price of $37.97 per share on the date of grant. In aggregate, we granted 13.4 million stock options during the three months ended March 31, 2012 with a weighted-average market value per share of $37.99.

Dividends:

We paid dividends of $514 million in the first quarter of 2012 and $507 million in the first quarter of 2011. The present annualized dividend rate is $1.16 per common share. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.

Outlook

Our outlook for 2012 reflects confidence in continuing our strong business momentum in a challenging environment of weak consumer and category growth as well as input cost inflation.

We continue to expect 2012 Organic Net Revenue growth of approximately 5 percent and Operating EPS growth of at least 9 percent on a constant currency basis.

Please see the Non-GAAP Financial Measures section below.

Significant Accounting Estimates

We prepare our condensed consolidated financial statements in conformity with U.S. GAAP. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Our significant accounting policies are described in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011. Our significant accounting estimates are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011. See Note 1, Basis of Presentation, for a discussion of the impact of new accounting standards. There were no changes in our accounting policies in the current period that had a material impact on our financial statements.

New Accounting Guidance

See Note 1, Basis of Presentation, for a discussion of new accounting guidance.

Contingencies

See Note 12, Commitments and Contingencies, and Part II, Item 1. Legal Proceedings for a discussion of contingencies.

Non-GAAP Financial Measures

We use certain non-GAAP financial measures to budget, make operating and strategic decisions and evaluate our performance. We disclose non-GAAP financial measures so that you have the same financial data that we use to assist you in making comparisons to our historical operating results and analyzing our underlying performance.

Our non-GAAP financial measures reflect how we evaluate our operating results currently. As new events or circumstances arise, these definitions could change over time:

•

“Organic net revenues” which is defined as net revenues excluding the impact of acquisitions, divestitures (including for reporting purposes, the cessation of the Starbucks CPG business), accounting calendar changes (including a 53rd week in 2011), Integration Program costs and foreign currency rate fluctuations. (Integration Program costs are associated with integrating the Cadbury business. Certain of the costs may impact and reduce the amount of reported “net” revenues.)

•

“Underlying operating income” which is defined as operating income excluding the impact of the 2012-2014 Restructuring Program, Spin-Off Costs, Integration Program and Cadbury-related acquisition costs in prior periods.

•

“Operating EPS” which is defined as Diluted EPS attributable to Kraft Foods excluding the impact of the 2012-2014 Restructuring Program, Spin-Off Costs, Integration Program, Cadbury-related acquisition and financing costs and the 2010 U.S. healthcare legislation change in prior periods.

We use the following non-GAAP financial measures in this quarterly report on Form 10-Q: “organic net revenues,” “underlying operating income” and “operating EPS.” We believe that the presentation of these non-GAAP financial measures, when considered together with our U.S. GAAP financial measures and the reconciliations to the corresponding U.S. GAAP financial measures, provides you with a more complete understanding of the factors and trends affecting our business than could be obtained absent these disclosures. Because non-GAAP financial measures may vary among other companies, the non-GAAP financial measures presented in the Consolidated Results of Operations section may not be comparable to similarly titled measures used by other companies. Our use of these non-GAAP financial measures is not meant to be considered in isolation or as a substitute for any U.S. GAAP financial measure. A limitation of these non-GAAP financial measures is they exclude items detailed below which have an impact on our U.S. GAAP reported results. The best way this limitation can be addressed is by evaluating our non-GAAP financial measures in combination with our U.S. GAAP reported results and carefully evaluating the following tables which reconcile U.S. GAAP reported figures to the non-GAAP financial measures in this Form 10-Q.

Organic Net Revenues

Using the definition of “organic net revenues” above, the only adjustments made to “net revenues” (the most comparable U.S. GAAP financial measure) during the three months ended March 31, 2012 were to exclude the impact of the Starbucks CPG business cessation and the impact of foreign currency. We believe that organic net revenues better reflect the underlying growth from the ongoing activities of our business and provide improved comparability of results.

	00,000,000	00,000,000	00,000,000	00,000,000
	For the Three Months Ended March 31,
	2012	2011	$ Change	% Change
	(in millions)

Organic net revenues	$13,292	$12,482	$810	6.5%
Impact of the Starbucks CPG business cessation	–	91	(91)	(0.8	)pp
Impact of foreign currency	(199)	–	(199)	(1.6	)pp

Net revenues	$13,093	$12,573	$520	4.1%

Underlying Operating Income

Using the definition of “underlying operating income” above, the only adjustments made to “operating income” (the most comparable U.S. GAAP financial measure) during the three months ended March 31, 2012 were to exclude Integration Program costs, 2012-2014 Restructuring Program costs and Spin-Off Costs. We believe that underlying operating income provides improved comparability of operating results.

	00,000,000	00,000,000	00,000,000	00,000,000
	For the Three Months Ended
	March 31,
	2012	2011	$ Change	% Change
	(in millions)

Underlying operating income	$1,852	$1,750	$102	5.8%
Integration Program	(43)	(104)	61	4.1	pp
2012-2014 Restructuring Program	(79)	–	(79)	(4.8	)pp
Spin-Off Costs	(39)	–	(39)	(2.4	)pp

Operating income	$1,691	$1,646	$45	2.7%

Operating EPS

Using the definition of “Operating EPS” above, the only adjustments made to “diluted EPS attributable to Kraft Foods” (the most comparable U.S. GAAP financial measure) during the three months ended March 31, 2012 were to exclude Integration Program costs, 2012-2014 Restructuring Program costs and Spin-Off Costs. We believe Operating EPS provides improved comparability of operating results.

	00,000,000	00,000,000	00,000,000	00,000,000
	For the Three Months Ended March 31,
	2012	2011	$ Change	% Change

Operating EPS	$0.57	$0.52	$0.05	9.6%
Integration Program	(0.02)	(0.07)	0.05	12.6	pp
2012-2014 Restructuring Program	(0.03)	–	(0.03)	(6.6	)pp
Spin-Off Costs(1)	(0.06)	–	(0.06)	(13.4	)pp

Diluted EPS attributable to Kraft Foods	$0.46	$0.45	$0.01	2.2%

(1)	Includes $39 million of pre-tax Spin-Off transition and transaction costs and a pre-tax loss of $130 million related to certain interest rate swaps recognized in interest and other expenses, net, as a result of a change in the planned timing of certain debt due to our planned Spin-Off and related debt capitalization plans.

Forward-Looking Statements

This report contains a number of forward-looking statements. Words such as “expects,” “goals,” “plans,” “believes,” “continues,” “may,” “will,” and variations of those words and similar expressions are intended to identify our forward-looking statements. The forward-looking statements contained in this report include, but are not limited to, our beliefs and expectations regarding the impact of new accounting standards; our proposed Spin-Off transaction; our Spin-Off Costs; our 2012-2014 Restructuring Program; our Integration Program; unrealized losses on hedging activities; results of Legal Matters; our amortizable intangible assets; expectations for the North American Grocery Business and for the Global Snacks Business; the Starbucks arbitration; our effective tax rate; price volatility and cost environment; our liquidity; our funding sources; expected pension contributions; capital expenditures and funding; our financial covenants; repayments of debts; the redistribution of debt due to the Spin-Off; off-balance sheet arrangements and contractual obligations; our Outlook; and our accounting policies. These forward-looking statements involve risks and uncertainties, many of which are beyond our control, and important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, our ability to launch to successful companies, continued volatility and increase in commodity costs, pricing actions, increased competition, the continuing weak economic environment, our indebtedness and our ability to pay our indebtedness, risks from operating globally and tax law changes. For additional information on these and other factors that could affect our forward-looking statements, see our risk factors, as they may be amended from time to time, set forth in our filings with the SEC, including our most recently filed Annual Report on Form 10-K and subsequent reports on Forms 10-Q and 8-K. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this report, except as required by applicable law or regulation.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

As a global operation, we use certain financial instruments to manage our foreign currency exchange rate, commodity price and interest rate risks. We monitor and manage these exposures as part of our overall risk management program. Our risk management program focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. We maintain foreign currency, commodity price and interest rate risk management policies that principally use derivative instruments to reduce significant, unanticipated earnings fluctuations that may arise from volatility in foreign currency exchange rates, commodity prices and interest rates. We also sell commodity futures to unprice future purchase commitments, and we occasionally use related futures to cross-hedge a commodity exposure. We are not a party to leveraged derivatives and, by policy, do not use financial instruments for speculative purposes. There were no significant changes in the types of derivative instruments we use to hedge our exposures since December 31, 2011. Refer to Note 11, Financial Instruments, for further information on our derivative activity in 2012 and the types of derivative instruments we used to hedge our exposures.

Item 4.  Controls and Procedures.

a)	Evaluation of Disclosure Controls and Procedures

Management, together with our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2012.

b)	Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended March 31, 2012. We determined that there were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We routinely are involved in legal proceedings, claims and governmental inspections or investigations (“Legal Matters”) arising in the ordinary course of our business.

On March 1, 2011, the Starbucks Coffee Company (“Starbucks”), without our authorization and in what we contend is a violation and breach of our License and Supply agreement with Starbucks, took control of the Starbucks packaged coffee business (“Starbucks CPG business”) in grocery stores and other channels. The dispute is pending arbitration in Chicago, Illinois. We are seeking appropriate remedies, including payment of the fair market value of our supply and license agreement with Starbucks related to the Starbucks CPG business, plus the premium this agreement specifies, prejudgment interest under New York law and attorney’s fees. Starbucks has counterclaimed for damages. On April 2, 2012, we and Starbucks exchanged expert reports regarding alleged damages on our respective claims. While the arbitration proceedings are subject to confidentiality, Starbucks has now publicly disclosed that they seek damages of up to $62.9 million plus attorney’s fees. Starbucks also publicly stated that our expert valued the agreement at $1.9 billion and that applying the 35% premium and 9% interest provided for in the agreement, we would claim damages of up to $2.9 billion plus attorney’s fees. We continue to believe those amounts were confidential. The arbitration proceeding is set to begin on July 11, 2012.

Other information regarding Legal Matters is available in the Legal Proceedings discussions in our Annual Report on Form 10-K for the year ended December 31, 2011, and is incorporated by reference into this report.

While we cannot predict with certainty the results of any Legal Matters in which we are currently involved, we do not expect that the ultimate costs to resolve any of these Legal Matters will have a material adverse effect on our financial results.

Item 1A.  Risk Factors.

There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following activity represents shares tendered to us by employees who used shares to exercise options, and who used shares to pay the related taxes for grants of restricted and deferred stock that vested. Accordingly, these are non-cash transactions.

	00,000,000	00,000,000
	Total Number of Shares	Average Price per Share

January 1 – 31, 2012	2,827	$36.34
February 1 – 29, 2012	998,724	38.08
March 1 – 31, 2012	525,089	38.04

For the Quarter Ended March 31, 2012	1,526,640	38.07

Item 5.  Other Information.

In our Report on Form 8-K dated March 14, 2012, and filed on March 20, 2012, we reported that our Board of Directors approved $1.1 billion of non-recurring restructuring and implementation costs (“2012-2014 Restructuring Program”) and $600 million of non-recurring transaction and transition costs in connection with the proposed Spin-Off transaction (“Spin-Off Costs”). Refer to Note 2, Proposed Spin-Off Transaction, and Note 6, 2012-2014 Restructuring Program, for additional information.

Item 6.  Exhibits.

Exhibit Number	Description

10.1	$4,000,000,000 364-Day Revolving Credit Agreement, by and among Kraft Foods Group, Inc. (formerly Kraft Foods Global, Inc.), the Registrant, as guarantor, the initial lenders named therein, Barclays Bank plc and JPMorgan Chase Bank, N.A., as co-administrative agents, Barclays Bank plc, as paying agent, Citibank, N.A., as syndication agent and The Royal Bank of Scotland plc, as documentation agent, dated as of March 8, 2012.

10.2	Form of Kraft Foods Inc. Amended and Restated 2005 Performance Incentive Plan Restricted Stock Agreement.

10.3	Form of Kraft Foods Inc. Amended and Restated 2005 Performance Incentive Plan Non-Qualified U.S. Stock Option Award Agreement.

11	Computation of Per Share Earnings.*

12	Statement regarding computation of ratios of earnings to fixed charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following materials from Kraft Foods’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Equity, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text, and (vi) document and entity information.

*	Data required by Item 601(b)(11) of Regulation S-K is provided in Note 13 to the condensed consolidated financial statements in this Report.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KRAFT FOODS INC.

/S/ DAVID A. BREARTON
David A. Brearton
Executive Vice President and
Chief Financial Officer

May 4, 2012