Form 10-Q
period 2012-06-30
KRAFT FOODS INC
filed 2012-08-03
CIK 1103982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

At July 31, 2012, there were 1,774,648,852 shares of the registrant’s Class A common stock outstanding.

Kraft Foods Inc.

In this report, “Kraft Foods,” “we,” “us” and “our” refers to Kraft Foods Inc. and subsidiaries, and “Common Stock” refers to Kraft Foods’ Class A common stock.

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of U.S. dollars, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net revenues	$13,286	$13,878	$26,379	$26,451
Cost of sales	8,416	9,007	16,842	16,944

Gross profit	4,870	4,871	9,537	9,507

Selling, general and administrative expenses	2,854	3,008	5,676	5,941
Asset impairment and exit costs	84	–	182	–
Amortization of intangibles	53	57	109	114

Operating income	1,879	1,806	3,570	3,452

Interest and other expense, net	429	441	982	887

Earnings before income taxes	1,450	1,365	2,588	2,565

Provision for income taxes	416	389	735	787

Net earnings	1,034	976	1,853	1,778

Noncontrolling interest	5	–	11	3

Net earnings attributable to Kraft Foods	$1,029	$976	$1,842	$1,775

Per share data:
Basic earnings per share attributable to Kraft Foods	$0.58	$0.55	$1.04	$1.01

Diluted earnings per share attributable to Kraft Foods	$0.58	$0.55	$1.03	$1.01

Dividends declared	$0.29	$0.29	$0.58	$0.58

See accompanying notes to the condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Earnings

(in millions of U.S. dollars)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net earnings	$1,034	$976	$1,853	$1,778
Other comprehensive (losses) / earnings:
Currency translation adjustment:
Translation adjustment	(1,358)	718	(198)	1,724
Tax (expense) / benefit	(28)	36	9	126
Pension and other benefits:
Net actuarial gain arising during period	80	68	109	68
Reclassification adjustment for losses / (gains) included in net earnings due to:
Amortization of experience losses and prior service costs	117	90	249	180
Settlement losses	40	19	60	36
Tax expense	(87)	(65)	(140)	(99)
Derivatives accounted for as hedges:
Net derivative losses	(390)	(176)	(356)	(152)
Reclassification adjustment for losses / (gains) included in net earnings	18	(19)	143	(41)
Tax benefit	151	73	71	58

Total other comprehensive (losses) / earnings	(1,457)	744	(53)	1,900

Comprehensive (losses) / earnings	(423)	1,720	1,800	3,678
less: Comprehensive (losses) / earnings attributable to noncontrolling interests	(10)	5	5	18

Comprehensive (losses) / earnings attributable to Kraft Foods	$(413)	$1,715	$1,795	$3,660

See accompanying notes to the condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions of U.S. dollars, except share data)

(Unaudited)

	June 30,	December 31,
	2012	2011

ASSETS
Cash and cash equivalents	$4,643	$1,974
Receivables (net of allowances of $136 in 2012 and $143 in 2011)	6,642	6,361
Inventories, net	6,165	5,706
Deferred income taxes	1,245	912
Other current assets	1,136	1,249

Total current assets	19,831	16,202

Property, plant and equipment, net	13,757	13,813
Goodwill	37,147	37,297
Intangible assets, net	24,981	25,186
Prepaid pension assets	32	31
Other assets	1,366	1,308

TOTAL ASSETS	$97,114	$93,837

LIABILITIES
Short-term borrowings	$245	$182
Current portion of long-term debt	1,923	3,654
Accounts payable	5,161	5,525
Accrued marketing	2,641	2,863
Accrued employment costs	1,085	1,365
Other current liabilities	4,999	4,856

Total current liabilities	16,054	18,445

Long-term debt	28,081	23,095
Deferred income taxes	6,807	6,738
Accrued pension costs	3,367	3,597
Accrued postretirement health care costs	3,239	3,238
Other liabilities	3,318	3,396

TOTAL LIABILITIES	60,866	58,509

Commitments and Contingencies (Note 12)

EQUITY
Common Stock, no par value (1,996,537,778 shares issued in 2012 and 2011)	–	–
Additional paid-in capital	31,300	31,318
Retained earnings	18,800	18,012
Accumulated other comprehensive losses	(6,684)	(6,637)
Treasury stock, at cost	(7,283)	(7,476)

Total Kraft Foods Shareholders’ Equity	36,133	35,217
Noncontrolling interest	115	111

TOTAL EQUITY	36,248	35,328

TOTAL LIABILITIES AND EQUITY	$97,114	$93,837

See accompanying notes to the condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(in millions of U.S. dollars, except per share data)

(Unaudited)

	Kraft Foods Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings / (Losses)	Treasury Stock	Noncontrolling Interest	Total Equity

Balances at January 1, 2011	$–	$31,231	$16,619	$(3,890)	$(8,126)	$108	$35,942
Comprehensive earnings / (losses):
Net earnings	–	–	3,527	–	–	20	3,547
Other comprehensive losses, net of income taxes	–	–	–	(2,747)	–	(10)	(2,757)
Exercise of stock options and issuance of other stock awards	–	100	(86)	–	650	–	664
Cash dividends declared ($1.16 per share)	–	–	(2,048)	–	–	–	(2,048)
Dividends paid on noncontrolling interest and other activities	–	(13)	–	–	–	(7)	(20)

Balances at December 31, 2011	$–	$31,318	$18,012	$(6,637)	$(7,476)	$111	$35,328
Comprehensive earnings / (losses):
Net earnings	–	–	1,842	–	–	11	1,853
Other comprehensive losses, net of income taxes	–	–	–	(47)	–	(6)	(53)
Exercise of stock options and issuance of other stock awards	–	(18)	(24)	–	193	–	151
Cash dividends declared ($0.58 per share)	–	–	(1,030)	–	–	–	(1,030)
Other	–	–	–	–	–	(1)	(1)

Balances at June 30, 2012	$–	$31,300	$18,800	$(6,684)	$(7,283)	$115	$36,248

See accompanying notes to the condensed consolidated financial statements.

Kraft Foods Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions of U.S. dollars)

(Unaudited)

	For the Six Months Ended
	June 30,
	2012	2011

CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES
Net earnings	$1,853	$1,778
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	709	742
Stock-based compensation expense	93	89
Deferred income tax provision	(90)	(166)
Asset impairments	75	–
Other non-cash expense, net	14	8
Change in assets and liabilities:
Receivables, net	(298)	(72)
Inventories, net	(514)	(947)
Accounts payable	(384)	(404)
Other current assets	(2)	(164)
Other current liabilities	(429)	(81)
Change in pension and postretirement assets and liabilities, net	181	(487)

Net cash provided by operating activities	1,208	296

CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES
Capital expenditures	(740)	(655)
Proceeds from sale of property, plant and equipment and other	96	30

Net cash used in investing activities	(644)	(625)

CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES
Net issuance of short-term borrowings	66	477
Long-term debt proceeds	6,772	25
Long-term debt repaid	(3,542)	(7)
Dividends paid	(1,025)	(1,017)
Other	(145)	562

Net cash provided by financing activities	2,126	40

Effect of exchange rate changes on cash and cash equivalents	(21)	75

Cash and cash equivalents:
Increase / (Decrease)	2,669	(214)
Balance at beginning of period	1,974	2,481

Balance at end of period	$4,643	$2,267

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

In the second quarter of 2011, we changed the consolidation date for certain operations of our Kraft Foods Europe segment and in the Latin America, Central and Eastern Europe (“CEE”) and Middle East and Africa (“MEA”) regions within our Kraft Foods Developing Markets segment. Previously, these operations primarily reported results two weeks prior to the end of the period. Now, our Kraft Foods Europe segment reports results as of the last Saturday of each period. Certain operations within our Kraft Foods Developing Markets segment now report results as of the last calendar day of the period or the last Saturday of the period. These changes resulted in a favorable impact to net revenues of approximately $360 million and a favorable impact of approximately $50 million to operating income in the second quarter of 2011.

Subsequent Events:

We evaluated subsequent events and have reflected accounting and disclosure requirements related to material subsequent events in our financial statements and related notes.

Note 2.  Proposed Spin-Off Transaction

On August 4, 2011, we announced that our Board of Directors intends to create two independent public companies: (i) a global snacks business (the “Global Snacks Business”) and (ii) a North American grocery business (the “North American Grocery Business”). We expect to create these companies through a spin-off of the North American Grocery Business to our shareholders (“Spin-Off”). Following the Spin-Off, we will hold the Global Snacks Business and change our name to Mondelēz International, Inc. (“Mondelēz”). Mondelēz will primarily consist of our current Kraft Foods Europe and Developing Markets segments as well as our North American snack and confectionery businesses and related categories in our Canada & N.A. Foodservice segment. Our subsidiary, Kraft Foods Group, Inc. (“Kraft Foods Group”) will hold the North American Grocery Business, which will primarily consist of our current U.S. Beverages, U.S. Cheese, U.S. Convenient Meals and U.S. Grocery segments, grocery-related categories in our Canada & N.A. Foodservice segment as well as the Planters and Corn Nuts brands and businesses. We have received a private letter ruling from the Internal Revenue Service (“IRS”) confirming that, based on certain representations, assumptions and undertakings, the Spin-Off will be tax-free to our U.S. shareholders for U.S. federal income tax purposes.

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

In addition to Spin-Off transaction and transition costs, we also anticipate incurring an estimated $400 million to $800 million of Spin-Off financing and related costs to redistribute debt and secure investment grade credit ratings for both the North American Grocery Business and the Global Snacks Business.

We refer to one-time Spin-Off transaction, transition and financing and related costs collectively as “Spin-Off Costs”. During the three months ended June 30, 2012, we recorded Spin-Off Costs of $100 million within selling, general and administrative expenses and $28 million in interest and other expenses, net. During the six months ended June 30, 2012 we recorded Spin-Off Costs of $139 million within selling, general and administrative expenses and $162 million in interest and other expenses, net.

On April 2, 2012, Kraft Foods Group filed the initial registration statement on Form 10 with the U.S. Securities and Exchange Commission (“SEC”). On August 2, 2012, we announced that we expect to complete the Spin-Off at 5:00 p.m., Eastern Daylight Time, on October 1, 2012.

The Spin-Off transaction is subject to a number of conditions, including the continued validity of the private letter ruling that we received from the IRS, the receipt and continued validity of a ruling from the Canada Revenue Agency related to the Spin-Off, the effectiveness of the registration statement on Form 10 that was filed with the SEC in connection with the Spin-Off, the execution of agreements between our Global Snacks Business and the North American Grocery Business related to the Spin-Off, further diligence as appropriate and final approval from our Board of Directors. While our current target is to complete the Spin-Off on October 1, 2012, we cannot assure that the Spin-Off will be completed on the anticipated timeline or at all or that the terms of the Spin-Off will not change.

Note 3.  Inventories

Inventories at June 30, 2012 and December 31, 2011 were:

	June 30, 2012	December 31, 2011
	(in millions)

Raw materials	$1,981	$1,800
Finished product	4,184	3,906

Inventories, net	$6,165	$5,706

Note 4.  Property, Plant and Equipment

Property, plant and equipment at June 30, 2012 and December 31, 2011 were:

	June 30, 2012	December 31, 2011
	(in millions)

Land and land improvements	$751	$768
Buildings and building improvements	5,014	4,997
Machinery and equipment	17,212	16,934
Construction in progress	1,345	1,233

	24,322	23,932
Accumulated depreciation	(10,565)	(10,119)

Property, plant and equipment, net	$13,757	$13,813

Note 5.  Goodwill and Intangible Assets

Goodwill by reportable segment at June 30, 2012 and December 31, 2011 was:

	June 30,	December 31,
	2012	2011
	(in millions)

Kraft Foods North America:
U.S. Beverages	$1,290	$1,290
U.S. Cheese	3,000	3,000
U.S. Convenient Meals	985	985
U.S. Grocery	3,046	3,046
U.S. Snacks	9,125	9,125
Canada & N.A. Foodservice	3,397	3,385
Kraft Foods Europe	8,904	9,003
Kraft Foods Developing Markets	7,400	7,463

Goodwill	$37,147	$37,297

Intangible assets at June 30, 2012 and December 31, 2011 were:

	June 30,	December 31,
	2012	2011
	(in millions)

Non-amortizable intangible assets	$22,784	$22,859
Amortizable intangible assets	2,824	2,853

	25,608	25,712
Accumulated amortization	(627)	(526)

Intangible assets, net	$24,981	$25,186

Non-amortizable intangible assets consist substantially of brand names purchased through our acquisitions of Nabisco Holdings Corp., the Spanish and Portuguese operations of United Biscuits, the global LU biscuit business of Groupe Danone S.A. and Cadbury Limited (“Cadbury”). Amortizable intangible assets consist primarily of trademark licenses, customer-related intangibles, process technology and non-compete agreements. At June 30, 2012, the weighted-average life of our amortizable intangible assets was 13.2 years.

The movements in goodwill and intangible assets were:

		Intangible
	Goodwill	Assets, at Cost
	(in millions)

Balance at January 1, 2012	$37,297	$25,712
Changes due to:
Foreign currency	(150)	(91)
Asset impairments	–	(20)
Other	–	7

Balance at June 30, 2012	$37,147	$25,608

During the six months ended June 30, 2012, we recorded an impairment charge of $20 million within asset impairment and exit costs for the impairment of an intangible asset in Japan.

Amortization expense was $53 million for the three months and $109 million for the six months ended June 30, 2012 and $57 million for the three months and $114 million for the six months ended June 30, 2011. We currently estimate annual amortization expense for each of the next five years to be approximately $215 million.

Note 6.  2012-2014 Restructuring Program

On March 14, 2012, our Board of Directors approved $1.1 billion of restructuring and related implementation costs (“2012-2014 Restructuring Program”) reflecting primarily severance, asset disposals and other manufacturing-related one-time costs. The primary objective of the restructuring and implementation activities is to ensure that both the North American Grocery Business and Global Snacks Business are set up to operate efficiently and execute their respective business strategies upon separation of the companies and prospectively. The program is expected to be completed by the end of 2014.

Restructuring Costs:

We anticipate incurring approximately $950 million of restructuring charges, of which approximately $560 million are expected to be cash expenditures through 2014. We recorded one-time restructuring charges of $83 million in the three months and $161 million in the six months ended June 30, 2012 within asset impairment and exit costs. We also recorded a $1 million final adjustment related to our former restructuring program in the quarter. We spent $30 million in the three months and $42 million in the six months ended June 30, 2012 in cash, and we also recognized non-cash asset write-downs totaling $21 million in the three months and $55 million in the six months ended June 30, 2012. At June 30, 2012, a $45 million restructuring liability was recorded within other current liabilities.

	Severance and related costs	Asset Write-downs	Total
	(in millions)

Liability balance, January 1, 2012	$–	$–	$–
Charges	104	57	161
Cash spent	(42)	–	(42)
Non-cash settlements	(19)	(55)	(74)

Liability balance, June 30, 2012	$43	$2	$45

Implementation Costs:

Implementation costs are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. We believe the disclosure of implementation costs provides readers of our financial statements greater transparency to the total costs of our 2012-2014 Restructuring Program. Through the end of 2014, we expect to incur approximately $150 million of implementation costs. To date, we recorded implementation costs of $7 million in the three months and $8 million in the six months ended June 30, 2012 within cost of sales and selling, general and administrative expense across our North American segments. These costs primarily relate to reorganization costs related to our sales function and the optimization of information systems infrastructure.

Restructuring and Implementation Costs by Segment:

During the three and six months ended June 30, 2012, we recorded restructuring and implementation costs within segment operating income as follows:

	For the Three Months Ended June 30, 2012
	Restructuring	Implementation
	Costs	Costs	Total
	(in millions)

Kraft Foods North America:
U.S. Beverages	$10	$1	$11
U.S. Cheese	25	1	26
U.S. Convenient Meals	5	1	6
U.S. Grocery	7	1	8
U.S. Snacks	17	2	19
Canada & N.A. Foodservice	14	1	15
Kraft Foods Europe	–	–	–
Kraft Foods Developing Markets	5	–	5

Total	$83	$7	$90

	For the Six Months Ended June 30, 2012
	Restructuring	Implementation
	Costs	Costs	Total
	(in millions)

Kraft Foods North America:
U.S. Beverages	$16	$1	$17
U.S. Cheese	44	1	45
U.S. Convenient Meals	11	1	12
U.S. Grocery	16	1	17
U.S. Snacks	43	3	46
Canada & N.A. Foodservice	26	1	27
Kraft Foods Europe	–	–	–
Kraft Foods Developing Markets	5	–	5

Total	$161	$8	$169

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

Integration Program costs include the costs associated with combining our operations with Cadbury’s and are separate from the costs related to the acquisition. We incurred charges under the Integration Program of $35 million for the three months and $78 million for the six months ended June 30, 2012 and $136 million for the three months and $240 million for the six months ended June 30, 2011. We recorded these charges in operations, as a part of selling, general and administrative expenses primarily within our Kraft Foods Europe and Kraft Foods Developing Markets segments, as well as within general corporate expenses. Since the inception of the Integration Program, we have incurred $1.3 billion of the $1.5 billion in expected charges.

Liability activity for the Integration Program for the six months ended June 30, 2012 was (in millions):

2012
Balance at January 1, 2012	$346
Charges	78
Cash spent	(111)
Currency / other	(6)

Balance at June 30, 2012	$307

Note 8.  Debt

Borrowing Arrangements:

On March 8, 2012, in connection with the Spin-Off, we, as a guarantor, with Kraft Foods Group, entered into a $4.0 billion 364-day senior unsecured revolving credit facility that expires on March 7, 2013. On July 18, 2012, we effected a mandatory $2.6 billion reduction of the unused commitment under the facility, leaving us with $1.4 billion of borrowing capacity under the facility. We intend to use the proceeds of this facility, as necessary, to support working capital needs and for other general corporate purposes. As of June 30, 2012, no amounts were drawn on this credit facility.

On May 18, 2012, in connection with the Spin-Off, we, as a guarantor, with Kraft Foods Group, entered into a $3.0 billion five-year senior unsecured revolving credit facility that expires on May 17, 2017. All committed pro rata borrowings under the facility will bear interest at a variable annual rate based on the London Inter-Bank Offered Rate (“LIBOR”) or a defined base rate, at the election of Kraft Foods Group, plus an applicable margin based on (i) for any date prior to the consummation of the Spin-Off, the ratings of our long-term senior unsecured indebtedness and (ii) for any date on or following the consummation of the Spin-Off, the ratings of Kraft Foods Group indebtedness. The revolving credit agreement requires Kraft Foods Group to maintain a minimum total shareholders’ equity (excluding accumulated other comprehensive income or losses and any income or losses recognized in connection with “mark-to-market” accounting in respect of pension and other retirement plans). The revolving credit agreement also contains customary representations, covenants and events of default. We intend to use the proceeds of this facility for general corporate purposes. As of June 30, 2012, no amounts were drawn on this credit facility.

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

On June 1, 2012, $900 million of our 6.25% notes matured. The notes were repaid using primarily commercial paper borrowings which were subsequently repaid on June 4, 2012 in connection with the Kraft Foods Group $6.0 billion notes issuance.

On June 4, 2012, Kraft Foods Group issued $6.0 billion of senior unsecured notes at a weighted-average effective rate of 3.938%. We received net proceeds of $5.9 billion which we used to pay $3.6 billion of outstanding commercial paper borrowings and expect to use the remaining cash proceeds to pay down additional debt over time or for general corporate purposes. We also recorded approximately $260 million of deferred financing costs which will be recognized in interest expense over the life of the notes. The general terms of the $6.0 billion notes are:

•	$1 billion notes due June 4, 2015 at a fixed, annual interest rate of 1.625%. Interest is payable semiannually beginning December 4, 2012.
•	$1 billion notes due June 5, 2017 at a fixed, annual interest rate of 2.250%. Interest is payable semiannually beginning December 5, 2012.
•	$2 billion notes due June 6, 2022 at a fixed, annual interest rate of 3.500%. Interest is payable semiannually beginning December 6, 2012.
•	$2 billion notes due June 4, 2042 at a fixed, annual interest rate of 5.000%. Interest is payable semiannually beginning December 4, 2012.

On July 18, 2012, we completed a debt exchange in which $3.6 billion of our debt was exchanged for debt of Kraft Foods Group in connection with our Spin-Off capitalization plan. No cash was generated from the exchange. The debt exchange will be reflected in our consolidated financial statements next quarter. The general terms of the $3.6 billion notes issued by Kraft Foods Group are:

•

$1,035 million notes due August 23, 2018 at a fixed, annual interest rate of 6.125%. Interest is payable semiannually beginning August 23, 2012. (This debt was issued in exchange for $596 million of our 6.125% Notes due in February 2018 and $439 million of our 6.125% Notes due in August 2018).

•

$900 million notes due February 10, 2020 at a fixed, annual interest rate of 5.375%. Interest is payable semiannually beginning August 10, 2012. (This debt was issued in exchange for an approximately equal principal amount of our 5.375% Notes due in February 2020).

•

$878 million notes due January 26, 2039 at a fixed, annual interest rate of 6.875%. Interest is payable semiannually beginning July 26, 2012. (This debt was issued in exchange for approximately $233 million of our 6.875% Notes due in January 2039, approximately $290 million of our 6.875% Notes due in February 2038, approximately $185 million of our 7.000% Notes due in August 2037 and approximately $170 million of our 6.500% Notes due in November 2031).

•

$787 million notes due February 9, 2040 at a fixed, annual interest rate of 6.500%. Interest is payable semiannually beginning August 9, 2012. (This debt was issued in exchange for an approximately equal principal amount of our 6.500% Notes due in 2040).

Fair Value of Our Debt:

The fair value of our short-term borrowings at June 30, 2012 and December 31, 2011 is based upon current market interest rates and approximates the amounts recorded. The fair value of our long-term debt was determined using Level 1 quoted prices in active markets for the publicly traded debt obligations. The aggregate fair value of our total debt was $36,654 million as compared with the carrying value of $30,249 million at June 30, 2012, and $31,113 million as compared with the carrying value of $26,931 million at December 31, 2011.

Note 9.  Stock Plans

Restricted and Deferred Stock:

In January 2012, we granted 1.3 million shares of stock in connection with our long-term incentive plan, and the market value per share was $37.63 on the date of grant. In February 2012, as part of our annual equity program, we issued 2.2 million shares of restricted and deferred stock to eligible employees, and the market value per restricted or deferred share was $38.00 on the date of grant. During the six months ended June 30, 2012, we issued 0.7 million shares of additional restricted and deferred shares with a weighted-average market value of $30.91 per share primarily in connection with our long-term incentive plan and awards granted in 2009 which vested during the first quarter of 2012. In aggregate, we issued 4.2 million restricted and deferred shares during the six months ended June 30, 2012, including those issued as part of our long-term incentive plan, with a weighted-average market value per share of $36.63. During the six months ended June 30, 2012, 4.8 million shares of restricted and deferred stock vested at a market value of $183 million.

Stock Options:

In February 2012, as part of our annual equity program, we granted 12.8 million stock options to eligible employees at an exercise price of $38.00. During the six months ended June 30, 2012, we issued 0.6 million of additional stock options with a weighted-average exercise price of $37.99 per share on the date of grant. In aggregate, we granted 13.4 million stock options during the six months ended June 30, 2012 at a weighted-average exercise price of $37.99. During the six months ended June 30, 2012, there were 4.2 million stock options exercised with a total intrinsic value of $46 million.

Note 10.  Pension, Postretirement and Postemployment Benefit Plans

Pension Plans

Components of Net Periodic Pension Cost:

Net periodic pension cost consisted of the following for the three and six months ended June 30, 2012 and 2011:

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended		For the Three Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in millions)

Service cost	$37	$33	$45	$46
Interest cost	87	91	110	118
Expected return on plan assets	(113)	(124)	(129)	(138)
Amortization:
Net loss from experience differences	70	56	34	26
Prior service cost	2	1	–	1
Settlement losses(1)	40	19	–	–

Net periodic pension cost	$123	$76	$60	$53

	U.S. Plans		Non-U.S. Plans
	For the Six Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in millions)

Service cost	$81	$73	$90	$90
Interest cost	176	182	219	231
Expected return on plan assets	(228)	(248)	(257)	(270)
Amortization:
Net loss from experience differences	154	112	68	50
Prior service cost	4	3	1	1
Settlement losses(1)	60	36	–	–

Net periodic pension cost	$247	$158	$121	$102

(1)	Includes approximately $19 million of settlement losses related to employees who elected to take lump-sum payments during the three months ended June 30, 2012 in connection with our 2012-2014 Restructuring Program. These costs are reflected within asset impairments and exit costs on the condensed consolidated statement of earnings and within the charges related to severance and related costs in Note 6, 2012-2014 Restructuring Program.

Employer Contributions:

We make contributions to our U.S. and non-U.S. pension plans primarily to the extent that they are tax deductible and do not generate an excise tax liability. During the first six months of 2012, we contributed $22 million to our U.S. plans and $182 million to our non-U.S. plans. Based on current tax law, we plan to make further contributions of approximately $33 million to our U.S. plans and approximately $243 million to our non-U.S. plans during the remainder of 2012. However, our actual contributions may differ due to many factors, including changes in tax and other benefit laws, significant differences between expected and actual pension asset performance or interest rates and considerations related to the Spin-Off. We may make additional contributions to primarily U.S. and Canadian pension plans in preparation for the separation of the Kraft Foods Group and Mondelēz plans.

Postretirement Benefit Plans

Net postretirement health care costs during the three and six months ended June 30, 2012 and 2011 consisted of:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in millions)		(in millions)

Service cost	$8	$8	$19	$18
Interest cost	39	41	79	83
Amortization:
Net loss from experience differences	21	15	40	31
Prior service credit	(10)	(8)	(18)	(16)

Net postretirement health care costs	$58	$56	$120	$116

Postemployment Benefit Plans

Net postemployment costs during the three and six months ended June 30, 2012 and 2011 consisted of:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)		(in millions)

Service cost	$4	$3	$7	$5
Interest cost	2	2	4	5
Amortization of net gains	–	(1)	–	(1)

Net postemployment costs	$6	$4	$11	$9

Note 11.  Financial Instruments

See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2011 for additional information on our accounting and purpose for entering into derivatives and our overall risk management strategies.

Fair Value of Derivative Instruments:

Derivative instruments were recorded at fair value in the condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011 as follows:

	June 30, 2012		December 31, 2011
	Asset	Liability	Asset	Liability
	Derivatives	Derivatives	Derivatives	Derivatives
	(in millions)

Derivatives designated as hedging instruments:
Foreign exchange contracts	$25	$6	$76	$5
Commodity contracts	24	34	14	27
Interest rate contracts	–	437	2	519

	$49	$477	$92	$551

Derivatives not designated as hedging instruments:
Foreign exchange contracts	$16	$22	$13	$5
Commodity contracts	227	203	392	372
Interest rate contracts	89	56	86	51

	$332	$281	$491	$428

Total fair value	$381	$758	$583	$979

The fair value of our asset derivatives is recorded within other current assets and the fair value of our liability derivatives is recorded within other current liabilities.

The fair value (asset / (liability)) of our derivative instruments at June 30, 2012 was determined using:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	Total	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(in millions)

Foreign exchange contracts	$13	$–	$13	$–
Commodity contracts	14	(30)	44	–
Interest rate contracts	(404)	–	(404)	–

Total derivatives	$(377)	$(30)	$(347)	$–

The fair value (asset / (liability)) of our derivative instruments at December 31, 2011 was determined using:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	Total	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(in millions)

Foreign exchange contracts	$79	$–	$79	$–
Commodity contracts	7	(41)	48	–
Interest rate contracts	(482)	–	(482)	–

Total derivatives	$(396)	$(41)	$(355)	$–

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

Derivative Volume:

The net notional values of our derivative instruments as of June 30, 2012 and December 31, 2011 were:

	Notional Amount
	June 30,	December 31,
	2012	2011
	(in millions)
Foreign exchange contracts:
Intercompany loans and forecasted interest payments	$2,583	$1,982
Forecasted transactions	1,350	1,181
Commodity contracts	1,443	1,287
Interest rate contracts	2,334	4,872
Net investment hedge – euro notes	1,077	3,694
Net investment hedge – pound sterling notes	1,021	1,010

Cash Flow Hedges:

Cash flow hedge activity, net of taxes, within accumulated other comprehensive earnings / (losses) included:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in millions)		(in millions)

Accumulated gain / (loss) at beginning of period	$(218)	$66	$(297)	$79
Transfer of realized losses / (gains) in fair value to earnings	3	(3)	75	(17)
Unrealized gain / (loss) in fair value	(224)	(119)	(217)	(118)

Accumulated gain / (loss) at June 30	$(439)	$(56)	$(439)	$(56)

After-tax gains / (losses) recognized in other comprehensive earnings / (losses) were:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in millions)		(in millions)
Foreign exchange contracts – intercompany loans	$–	$–	$–	$1
Foreign exchange contracts – forecasted transactions	25	(23)	–	(73)
Commodity contracts	8	(18)	(35)	(4)
Interest rate contracts	(257)	(78)	(182)	(42)

Total	$(224)	$(119)	$(217)	$(118)

After-tax gains / (losses) reclassified from accumulated other comprehensive earnings / (losses) into net earnings were:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in millions)		(in millions)
Foreign exchange contracts – forecasted transactions	$27	$(28)	$48	$(33)
Commodity contracts	(15)	31	(25)	51
Interest rate contracts	(15)	–	(98)	(1)

Total	$(3)	$3	$(75)	$17

Pre-tax gains / (losses) on ineffectiveness recognized in net earnings were:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in millions)		(in millions)
Foreign exchange contracts	$–	$–	$–	$–
Commodity contracts	(3)	–	(5)	4
Interest rate contracts	(23)	(5)	(23)	(6)

Total	$(26)	$(5)	$(28)	$(2)

Pre-tax gains / (losses) on amounts excluded from effectiveness testing recognized in net earnings were:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in millions)		(in millions)
Foreign exchange contracts	$–	$–	$–	$–
Commodity contracts	–	–	–	–
Interest rate contracts	–	–	(130)	–

Total	$–	$–	$(130)	$–

In the first quarter of 2012, we recognized a loss of $130 million in interest and other expenses, net related to certain forward-starting interest rate swaps for which the planned timing of the related forecasted debt was changed in March 2012 in connection with our Spin-Off plans and related debt capitalization plans.

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

We expect to transfer unrealized losses of $29 million (net of taxes) for commodity cash flow hedges, unrealized gains of $20 million (net of taxes) for foreign currency cash flow hedges and unrealized losses of $13 million (net of taxes) for interest rate cash flow hedges to earnings during the next 12 months.

Hedge Coverage:

As of June 30, 2012, we had hedged forecasted transactions for the following durations:

•	commodity transactions for periods not exceeding the next 15 months;
•	interest rate transactions for periods not exceeding the next 30 years and 10 months; and
•	foreign currency transactions for periods not exceeding the next 12 months.

Fair Value Hedges:

Pre-tax gains / (losses) due to changes in fair value of our interest rate swaps and related hedged long-term debt were recorded in interest and other expense, net:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in millions)		(in millions)

Derivatives	$(2)	$(3)	$(2)	$(3)
Borrowings	2	3	2	3

Economic Hedges:

Pre-tax gains / (losses) recorded in net earnings for economic hedges which are not designated as hedging instruments included:

	For the Three Months Ended		For the Six Months Ended		Location of Gain / (Loss)
	June 30,		June 30,		Recognized
	2012	2011	2012	2011	in Earnings
	(in millions)		(in millions)

Foreign exchange contracts:
Intercompany loans and forecasted interest payments	$80	$(34)	$51	$(38)	Interest expense
Forecasted transactions	10	(7)	18	(6)	Cost of sales
Forecasted transactions	(8)	4	(17)	5	Interest expense
Interest rate contracts	–	1	–	(1)	Interest expense
Commodity contracts	34	108	66	155	Cost of sales

Total	$116	$72	$118	$115

Hedges of Net Investments in Foreign Operations:

After-tax gains / (losses) related to hedges of net investments in foreign operations included:

					Location of
	For the Three Months Ended		For the Six Months Ended		Gain / (Loss)
	June 30,		June 30,		Recorded in
	2012	2011	2012	2011	AOCI
	(in millions)		(in millions)

Euro notes	$36	$(62)	$(13)	$(203)	Currency Translation Adjustment
Pound sterling notes	12	(1)	(7)	(18)	Currency Translation Adjustment

Note 12.  Commitments and Contingencies

Legal Proceedings:

We routinely are involved in legal proceedings, claims and governmental inspections or investigations (“Legal Matters”) arising in the ordinary course of our business.

A compliant and ethical corporate culture, which includes adhering to laws and industry regulations in all jurisdictions in which we do business, is integral to our success. Accordingly, after we acquired Cadbury in February 2010 we began reviewing and adjusting, as needed, Cadbury’s operations in light of U.S. and international standards as well as our policies and practices. We initially focused on such high priority areas as food safety, the Foreign Corrupt Practices Act (“FCPA”) and antitrust. Based upon Cadbury’s pre-acquisition policies and compliance programs and our post-acquisition reviews, our preliminary findings indicated that Cadbury’s overall state of compliance was sound. Nonetheless, through our reviews, we determined that in certain jurisdictions, including India, there appeared to be facts and circumstances warranting further investigation. We are continuing our investigations in certain jurisdictions, including in India, and we continue to cooperate with governmental authorities.

As we previously disclosed, on February 1, 2011, we received a subpoena from the SEC in connection with an investigation under the FCPA, primarily related to a Cadbury facility in India that we acquired in the Cadbury acquisition. The subpoena primarily requests information regarding dealings with Indian governmental agencies and officials to obtain approvals related to the operation of that facility. We are cooperating with the U.S. and Indian governments in their investigations of these matters.

On March 1, 2011, the Starbucks Coffee Company (“Starbucks”) took control of the Starbucks packaged coffee business (“Starbucks CPG business”) in grocery stores and other channels. Starbucks did so without our authorization and in what we contend is a violation and breach of our license and supply agreement with Starbucks related to the Starbucks CPG business. The dispute is in arbitration in Chicago, Illinois. We are seeking appropriate remedies, including payment of the fair market value of the supply and license agreement, plus the premium this agreement specifies, prejudgment interest under New York law and attorney’s fees. Starbucks has counterclaimed for damages. The arbitration proceeding began on July 11, 2012 and is ongoing. If the final determination of this dispute is not made prior to the date of the Spin-Off, Kraft Foods Group will continue prosecuting and defending the dispute. Kraft Foods Group will direct any recovery awarded in the arbitration proceeding to us. We will reimburse Kraft Foods Group for any costs and expenses it incurs in connection with the arbitration proceeding following the Spin-Off.

While we cannot predict with certainty the results of any Legal Matters in which we are currently involved, we do not expect that the ultimate costs to resolve any of these Legal Matters individually and in the aggregate will have a material adverse effect on our financial results.

Third-Party Guarantees:

We have third-party guarantees primarily covering the long-term obligations of our vendors. As part of those transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At June 30, 2012, the carrying amount of our third-party guarantees on our condensed consolidated balance sheet and the maximum potential payment under these guarantees was $21 million. Substantially all of these guarantees expire at various times through 2018.

As of June 30, 2012, we and three of our indirect wholly owned subsidiaries are joint and several guarantors of $1.0 billion of indebtedness issued by Cadbury Schweppes US Finance LLC and maturing on October 1, 2013. Following the Spin-Off, one of the guarantors of the indebtedness issued by Cadbury Schweppes US Finance LLC will become an indirect wholly owned subsidiary of Kraft Foods Group. We have agreed to indemnify Kraft Foods Group pursuant to a separation and distribution agreement, in the event its subsidiary is called upon to satisfy its obligation under the guarantee.

Note 13.  Earnings Per Share

Basic and diluted earnings per share (“EPS”) were calculated using the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in millions, except per share data)

Net earnings	$1,034	$976	$1,853	$1,778
Noncontrolling interest	5	–	11	3

Net earnings attributable to Kraft Foods	$1,029	$976	$1,842	$1,775

Weighted-average shares for basic EPS	1,777	1,764	1,775	1,759
Plus incremental shares from assumed conversions of stock options and long-term incentive plan shares	9	7	10	7

Weighted-average shares for diluted EPS	1,786	1,771	1,785	1,766

Basic earnings per share attributable to Kraft Foods	$0.58	$0.55	$1.04	$1.01

Diluted earnings per share attributable to Kraft Foods	$0.58	$0.55	$1.03	$1.01

We exclude antidilutive Kraft Foods stock options from our calculation of weighted-average shares for diluted EPS. We excluded 13.3 million antidilutive stock options for the three months and 9.4 million antidilutive stock options for the six months ended June 30, 2012, and we excluded 16.0 million antidilutive stock options for the three months and 17.6 million antidilutive stock options for the six months ended June 30, 2011.

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

Our segment net revenues and earnings consisted of:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in millions)

Net revenues:
Kraft Foods North America:
U.S. Beverages	$778	$779	$1,486	$1,600
U.S. Cheese	900	875	1,832	1,749
U.S. Convenient Meals	903	881	1,710	1,673
U.S. Grocery	989	973	1,841	1,767
U.S. Snacks	1,555	1,510	3,095	3,002
Canada & N.A. Foodservice	1,266	1,300	2,439	2,463
Kraft Foods Europe	3,004	3,525	6,155	6,541
Kraft Foods Developing Markets	3,891	4,035	7,821	7,656

Net revenues	$13,286	$13,878	$26,379	$26,451

Earnings before income taxes:
Operating income:
Kraft Foods North America:
U.S. Beverages	$134	$138	$232	$299
U.S. Cheese	156	143	323	277
U.S. Convenient Meals	129	99	222	204
U.S. Grocery	381	379	690	671
U.S. Snacks	198	192	402	385
Canada & N.A. Foodservice	176	188	300	339
Kraft Foods Europe	396	415	780	723
Kraft Foods Developing Markets	544	518	1,069	923
Unrealized gains / (losses) on hedging activities	29	(100)	47	(38)
Certain U.S. pension plan costs	(67)	(44)	(147)	(86)
General corporate expenses	(144)	(65)	(239)	(131)
Amortization of intangibles	(53)	(57)	(109)	(114)

Operating income	1,879	1,806	3,570	3,452
Interest and other expense, net	429	441	982	887

Earnings before income taxes	$1,450	$1,365	$2,588	$2,565

On March 1, 2011, Starbucks took control of the Starbucks CPG business in grocery stores and other channels. Starbucks did so without our authorization and in what we contend is a violation and breach of our license and supply agreement with Starbucks related to the Starbucks CPG business. The dispute is in arbitration in Chicago, Illinois. We are seeking appropriate remedies, including payment of the fair market value of the supply and license agreement, plus the premium this agreement specifies, prejudgment interest under New York law and attorney’s fees. Starbucks has counterclaimed for damages. The arbitration proceeding began on July 11, 2012 and is ongoing. If the final determination of this dispute is not made prior to the date of the Spin-Off, Kraft Foods Group will continue prosecuting and defending the dispute. Kraft Foods Group will direct any recovery awarded in the arbitration proceeding to us. We will reimburse Kraft Foods Group for any costs and expenses it incurs in connection with the arbitration proceeding following the Spin-Off.

In March 2012, we divested property of a Kraft Foods Developing Markets subsidiary located in Russia for approximately $72 million in net proceeds and recorded a $55 million pre-tax gain within selling, general and administrative expenses.

Net changes in unrealized gains / (losses) on hedging activities were favorable, primarily related to gains on foreign currency contracts and commodity hedging activity of $29 million for the three months ended June 30, 2012, and were unfavorable due to losses of $100 million for the three months ended June 30, 2011. Net changes in unrealized gains / (losses) on hedging activities were favorable, primarily related to gains on foreign currency contracts and commodity hedging activity of $47 million for the six months ended June 30, 2012, and were unfavorable due to losses of $38 million for the six months ended June 30, 2011.

In connection with our 2012-2014 Restructuring Program, we recorded restructuring charges of $83 million for the three months and $161 million for the six months ended June 30, 2012. We also recorded implementation costs of $7 million for the three months and $8 million for the six months ended June 30, 2012. We recorded the restructuring charges in operations, as a part of asset impairment and exit costs, and recorded the implementation costs in operations, as a part of cost of sales and selling, general and administrative expenses. These charges are recorded primarily within our Kraft Foods North America geographic unit.

We incurred charges under the Integration Program of $35 million for the three months and $78 million for the six months ended June 30, 2012 and $136 million for the three months and $240 million for the six months ended June 30, 2011. We recorded these charges in operations, as a part of selling, general and administrative expenses primarily within our Kraft Foods Europe and Kraft Foods Developing Markets segments, as well as within general corporate expenses.

The increase in general corporate expenses for the three months ended June 30, 2012 was due primarily to $100 million of Spin-Off Costs incurred during the quarter, partially offset by lower Integration Program costs. The increase in general corporate expenses for the six months ended June 30, 2012 was due primarily to $139 million of Spin-Off Costs incurred during the quarter, partially offset by lower Integration Program costs.

The decrease in interest and other expense, net for the three months ended June 30, 2012 was due primarily to lower average outstanding debt during the quarter, partially offset by Spin-Off Costs within interest expense of $28 million. The increase in interest and other expense, net for the six months ended June 30, 2012 was due primarily to Spin-Off Costs within interest expense of $162 million.

Net revenues by consumer sector, which includes Kraft macaroni and cheese dinners in the Convenient Meals sector and the separation of Canada & N.A. Foodservice, Kraft Foods Europe and Kraft Foods Developing Markets into sector components, were:

	For the Three Months Ended June 30, 2012
	Kraft Foods North America	Kraft Foods Europe	Kraft Foods Developing Markets	Total
	(in millions)

Biscuits	$1,533	$655	$885	$3,073
Confectionery	431	1,165	1,730	3,326
Beverages	931	740	799	2,470
Cheese	1,310	274	262	1,846
Grocery	889	89	184	1,162
Convenient Meals	1,297	81	31	1,409

Total net revenues	$6,391	$3,004	$3,891	$13,286

	For the Three Months Ended June 30, 2011 (1)
	Kraft Foods North America	Kraft Foods Europe	Kraft Foods Developing Markets	Total
	(in millions)

Biscuits	$1,457	$745	$876	$3,078
Confectionery	456	1,351	1,881	3,688
Beverages	932	868	822	2,622
Cheese	1,294	343	250	1,887
Grocery	938	118	171	1,227
Convenient Meals	1,241	100	35	1,376

Total net revenues	$6,318	$3,525	$4,035	$13,878

	For the Six Months Ended June 30, 2012
	Kraft Foods North America	Kraft Foods Europe	Kraft Foods Developing Markets	Total
	(in millions)

Biscuits	$3,004	$1,233	$1,725	$5,962
Confectionery	849	2,608	3,691	7,148
Beverages	1,769	1,480	1,496	4,745
Cheese	2,649	540	502	3,691
Grocery	1,642	160	345	2,147
Convenient Meals	2,490	134	62	2,686

Total net revenues	$12,403	$6,155	$7,821	$26,379

	For the Six Months Ended June 30, 2011 (1)
	Kraft Foods North America	Kraft Foods Europe	Kraft Foods Developing Markets	Total
	(in millions)

Biscuits	$2,855	$1,311	$1,604	$5,770
Confectionery	881	2,756	3,756	7,393
Beverages	1,897	1,533	1,448	4,878
Cheese	2,563	602	475	3,640
Grocery	1,655	188	308	2,151
Convenient Meals	2,403	151	65	2,619

Total net revenues	$12,254	$6,541	$7,656	$26,451

(1)	We reclassified certain sector net revenues for the three and six months ended June 30, 2011 to conform with the current year presentation.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Description of the Company

We manufacture and market packaged food products, including snacks, beverages, cheese, convenient meals and various packaged grocery products. We have operations in more than 80 countries and sell our products in approximately 170 countries.

Proposed Spin-Off Transaction

On August 4, 2011, we announced that our Board of Directors intends to create two independent public companies: (i) a global snacks business (the “Global Snacks Business”) and (ii) a North American grocery business (the “North American Grocery Business”). We expect to create these companies through a spin-off of the North American Grocery Business to our shareholders (“Spin-Off”). Following the Spin-Off, we will hold the Global Snacks Business and change our name to Mondelēz International, Inc. (“Mondelēz”). Mondelēz will primarily consist of our current Kraft Foods Europe and Developing Markets segments as well as our North American snack and confectionery businesses and related categories in our Canada & N.A. Foodservice segment. Our subsidiary, Kraft Foods Group, Inc. (“Kraft Foods Group”) will hold the North American Grocery Business, which will primarily consist of our current U.S. Beverages, U.S. Cheese, U.S. Convenient Meals and U.S. Grocery segments, grocery-related categories in our Canada & N.A. Foodservice segment as well as the Planters and Corn Nuts brands and businesses. We have received a private letter ruling from the Internal Revenue Service (“IRS”) confirming that, based on certain representations, assumptions and undertakings, the Spin-Off will be tax-free to our U.S. shareholders for U.S. federal income tax purposes.

On April 2, 2012, Kraft Foods Group filed the initial registration statement on Form 10 with the U.S. Securities and Exchange Commission (“SEC”). On August 2, 2012, we announced that we expect to complete the Spin-Off at 5:00 p.m., Eastern Daylight Time, on October 1, 2012.

The Spin-Off transaction is subject to a number of conditions, including the continued validity of the private letter ruling that we received from the IRS, the receipt and continued validity of a ruling from the Canada Revenue Agency related to the Spin-Off, the effectiveness of the registration statement on Form 10 that was filed with the SEC in connection with the Spin-Off, the execution of agreements between our Global Snacks Business and the North American Grocery Business related to the Spin-Off, further diligence as appropriate and final approval from our Board of Directors. While our current target is to complete the Spin-Off on October 1, 2012, we cannot assure that the Spin-Off will be completed on the anticipated timeline or at all or that the terms of the Spin-Off will not change.

Summary of Results and Other Highlights

This summary provides highlights of the Discussion and Analysis that follows.

•

Net revenues decreased 4.3% to $13.3 billion in the second quarter of 2012 and decreased 0.3% to $26.4 billion in the first six months of 2012 as compared to the same period in the prior year. Our reported net revenues were significantly impacted by unfavorable foreign currency and the lapping of prior-year accounting calendar changes as noted in the Discussion and Analysis.

•

Organic Net Revenues, a non-GAAP financial measure we use to evaluate our underlying results (see our reconciliation with net revenues and a discussion of our non-GAAP financial measures later in this section), increased 3.4% to $14.0 billion in the second quarter of 2012 and increased 4.9% to $27.3 billion in the first six months of 2012 as compared to the same period in prior year. Organic Net Revenues is on a constant currency basis and excludes the impact of accounting calendar changes and the cessation of the Starbucks CPG business in the prior year.

•

Diluted EPS attributable to Kraft Foods increased 5.5% to $0.58 in the second quarter of 2012 as compared to $0.55 from the same period in the prior year. Diluted EPS attributable to Kraft Foods increased 2.0% to $1.03 in the first six months of 2012 as compared to $1.01 from the same period in the prior year.

•

Operating EPS, a non-GAAP financial measure we use to evaluate our underlying results (see our reconciliation with diluted EPS attributable to Kraft Foods and a discussion of our non-GAAP financial measures later in this section), increased 9.7% to $0.68 in the second quarter of 2012 as compared to $0.62 from the same period in the prior year. Operating EPS increased 9.6% to $1.25 in the first six months of 2012 from the same period in the prior year. Operating EPS provides transparency of our underlying results and excludes Spin-Off Costs, 2012-2014 Restructuring Program costs and Cadbury Integration Program costs.

•

On January 10, 2012, we issued $800 million of floating rate notes maturing in 2013 that bear interest at a rate equal to the three-month London Inter-Bank Offered Rate (“LIBOR”) plus 0.875%. We received net proceeds of $798.8 million from the issuance.

•

On March 8, 2012, we, as a guarantor, with Kraft Foods Group, entered into a $4.0 billion 364-day senior unsecured revolving credit facility in connection with the Spin-Off. The facility expires on March 7, 2013. On July 18, 2012, we effected a mandatory $2.6 billion reduction of the unused commitment under the facility, leaving us with $1.4 billion of borrowing capacity under the facility. We intend to use the proceeds of this facility, as necessary, to support working capital needs and for other general corporate purposes.

•

On May 18, 2012, we, as a guarantor, with Kraft Foods Group, entered into a $3.0 billion five-year senior unsecured revolving credit facility in connection with the Spin-Off. The agreement expires on May 17, 2017. We intend to use the proceeds for general corporate purposes.

•

On June 1, 2012, $900 million of our 6.25% notes matured. The notes were repaid using primarily commercial paper borrowings which were subsequently repaid on June 4, 2012 in connection with the Kraft Foods Group $6.0 billion notes issuance.

•

On June 4, 2012, Kraft Foods Group issued $6.0 billion of senior unsecured notes with a weighted average interest rate of 3.938%. We received net proceeds of $5.9 billion which we used to pay $3.6 billion of outstanding commercial paper borrowings and expect to use the remaining cash proceeds to pay down additional debt over time or for general corporate purposes.

•

On July 18, 2012, we completed a debt exchange in which $3.6 billion of our debt was exchanged for debt of Kraft Foods Group as part of our Spin-Off related capitalization plan. No cash was generated from the exchange. The debt exchange will be reflected in our consolidated financial statements in the third quarter. We also anticipate transferring approximately $400 million of our 7.55% senior unsecured notes to Kraft Foods Group to complete the key elements of our debt migration plan in connection with the Spin-Off.

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

In addition to Spin-Off transaction and transition costs, we also anticipate incurring an estimated $400 million to $800 million of Spin-Off financing and related costs to redistribute debt and secure investment grade credit ratings for both the North American Grocery Business and the Global Snacks Business.

We refer to one-time Spin-Off transaction, transition and financing and related costs collectively as “Spin-Off Costs.” During the three months ended June 30, 2012, we recorded Spin-Off Costs of $100 million within selling, general and administrative expenses and $28 million in interest and other expenses, net. During the six months ended June 30, 2012, we recorded Spin-Off Costs of $139 million within selling, general and administrative expenses and $162 million in interest and other expenses, net.

2012-2014 Restructuring Program

On March 14, 2012, our Board of Directors approved $1.1 billion of restructuring and related implementation costs (“2012-2014 Restructuring Program”) reflecting primarily severance, asset disposals and other manufacturing-related one-time costs. The primary objective of the restructuring and implementation activities is to ensure that both the North American Grocery Business and Global Snacks Business are set up to operate efficiently and execute their respective business strategies upon separation of the companies and prospectively. The program is expected to be completed by the end of 2014, and we expect to fund the restructuring and implementation costs with cash from operations and financing activities.

We anticipate incurring approximately $950 million of restructuring charges, of which approximately $560 million are expected to be cash expenditures through 2014. We recorded one-time restructuring charges of $83 million, or $0.03 per diluted share, for the three months ended and $161 million, or $0.06 per diluted share, for the six months ended June 30, 2012 within asset impairment and exit costs. We spent $30 million in the three months and $42 million in the six months ended June 30, 2012 in cash, and we also recognized non-cash asset write-downs totaling $21 million in the three months and $55 million in the six months ended June 30, 2012. We also incurred implementation costs of $7 million for the three months and $8 million for the six months ended June 30, 2012, which had an immaterial impact per diluted share. These costs were recorded within cost of sales and selling, general and administrative expenses. See Note 6, “2012-2014 Restructuring Program,” for additional information.

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

Integration Program costs include the costs associated with combining our operations with Cadbury’s and are separate from the costs related to the acquisition. We incurred charges under the Integration Program of $35 million for the three months and $78 million for the six months ended June 30, 2012 and $136 million for the three months and $240 million for the six months ended June 30, 2011. We recorded these charges in operations, as a part of selling, general and administrative expenses primarily within our Kraft Foods Europe and Kraft Foods Developing Markets segments, as well as within general corporate expenses. Since the inception of the Integration Program, we have incurred $1.3 billion of the $1.5 billion in expected charges. At June 30, 2012, we had an accrual of $307 million related to the Integration Program. Refer to Note 7, Integration Program, for further details of our Integration Program.

Accounting Calendar Changes in 2011

In the second quarter of 2011, we changed the consolidation date for certain operations of our Kraft Foods Europe segment and in the Latin America, Central and Eastern Europe (“CEE”) and Middle East and Africa (“MEA”) regions within our Kraft Foods Developing Markets segment. Previously, these operations primarily reported results two weeks prior to the end of the period. Now, our Kraft Foods Europe segment reports results as of the last Saturday of each period. Certain operations within our Kraft Foods Developing Markets segment now report results as of the last calendar day of the period or the last Saturday of the period. These changes resulted in a favorable impact to net revenues of approximately $360 million and a favorable impact of approximately $50 million to operating income in the second quarter of 2011.

Starbucks CPG Business

On March 1, 2011, the Starbucks Coffee Company (“Starbucks”) took control of the Starbucks packaged coffee business (“Starbucks CPG business”) in grocery stores and other channels. Starbucks did so without our authorization and in what we contend is a violation and breach of our license and supply agreement with Starbucks related to the Starbucks CPG business. The dispute is in arbitration in Chicago, Illinois. We are seeking appropriate remedies, including payment of the fair market value of the supply and license agreement, plus the premium this agreement specifies, prejudgment interest under New York law and attorney’s fees. Starbucks has counterclaimed for damages. The arbitration proceeding began on July 11, 2012 and is ongoing. If the final determination of this dispute is not made prior to the date of the Spin-Off, Kraft Foods Group will continue prosecuting and defending the dispute. Kraft Foods Group will direct any recovery awarded in the arbitration proceeding to us. We will reimburse Kraft Foods Group for any costs and expenses it incurs in connection with the arbitration proceeding following the Spin-Off.

Provision for Income Taxes

Our effective tax rate was 28.7% in the second quarter of 2012 and 28.4% for the first six months of 2012. The 2012 second quarter effective tax rate was favorably impacted by net discrete items totaling $19 million which primarily related to the resolution of outstanding tax matters, principally in foreign jurisdictions. For the first six months of 2012, our effective tax rate was favorably impacted by net discrete items totaling $26 million which primarily related to the resolution of outstanding tax matters, principally in foreign jurisdictions, expiration of the statute of limitations in various foreign jurisdictions and net favorable foreign and state audit settlements.

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

Consolidated Results of Operations

The following discussion compares our consolidated results of operations for the three and six months ended June 30, 2012 and 2011.

Three Months Ended June 30:

	For the Three Months Ended
	June 30,
	2012	2011	$ change	% change
	(in millions, except per share data)

Net revenues	$13,286	$13,878	$(592)	(4.3%	)

Operating income	$1,879	$1,806	$73	4.0%

Net earnings attributable to Kraft Foods	$1,029	$976	$53	5.4%

Diluted earnings per share attributable to Kraft Foods	$0.58	$0.55	$0.03	5.5%

Net Revenues – Net revenues decreased $592 million (4.3%) to $13,286 million in the second quarter of 2012, and Organic Net Revenues(1) increased $454 million (3.4%) to $13,971 million as follows:

Change in net revenues (by percentage point)
Higher net pricing	4.0	pp
Unfavorable volume/mix	(0.6	)pp

Total change in Organic Net Revenues (1)	3.4%
Unfavorable foreign currency	(5.0	)pp
Impact of accounting calendar changes	(2.7	)pp

Total change in net revenues	(4.3)%

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.

Organic Net Revenues growth was driven by higher net pricing, partially offset by unfavorable volume/mix (including a detriment of approximately 1.2 pp due to the Easter shift which benefited the first quarter this year). Higher net pricing, primarily due to pricing actions taken in prior quarters, was realized across all reportable business segments, as we increased pricing to offset higher input costs. Unfavorable volume/mix was driven by lower shipments across all reportable business segments within Kraft Foods North America, except U.S. Cheese, and in Kraft Foods Europe, partially offset by higher shipments in Kraft Foods Developing Markets. Unfavorable foreign currency decreased net revenues by $685 million, due primarily to the strength of the U.S. dollar relative to most foreign currencies, primarily the euro, Brazilian real, Canadian dollar, Indian rupee and Mexican peso. In addition, non-recurring accounting calendar changes made in the second quarter of 2011 resulted in a year-over-year decrease in net revenues of $361 million.

Operating Income – Operating income increased $73 million (4.0%) to $1,879 million in the second quarter of 2012, and Adjusted Operating Income(1) increased $162 million (8.3%) to $2,104 million due to the following:

	Operating
	Income	Change
	(in millions)	(percentage point)

Operating Income for the Three Months Ended June 30, 2011	$1,806
Integration Program costs	136	8.1	pp

Adjusted Operating Income(1) for the Three Months Ended June 30, 2011	$1,942
Higher net pricing	537	28.4	pp
Higher input costs	(254)	(13.4	)pp
Unfavorable volume/mix	(47)	(2.5	)pp
Higher selling, general and administrative expenses	(72)	(3.8	)pp
Change in unrealized gains / (losses) on hedging activities	129	6.8	pp
Unfavorable foreign currency	(75)	(3.9	)pp
Decreased operating income from prior year accounting calendar change	(51)	(3.0	)pp
Other, net	(5)	(0.3	)pp

Total change in Adjusted Operating Income (1)	$162	8.3%

Adjusted Operating Income(1) for the Three Months Ended June 30, 2012	$2,104
Spin-Off Costs	(100)	(5.6	)pp
2012-2014 Restructuring Program costs	(90)	(5.0	)pp
Integration Program costs	(35)	(1.8	)pp

Operating Income for the Three Months Ended June 30, 2012	$1,879	4.0%

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.

Higher net pricing, which reflected primarily pricing actions taken in prior quarters, outpaced increased input costs during the quarter. The increase in input costs was driven by higher raw material costs, partially offset by lower manufacturing costs. Unfavorable volume/mix was driven by declines in all reportable segments in Kraft Foods North America, except U.S. Convenient Meals, and was partially offset by favorable contributions from Kraft Foods Developing Markets and Kraft Foods Europe. Total selling, general and administrative expenses decreased $154 million from the second quarter of 2011, due primarily to benefits from a favorable impact of foreign currency on expenses, lower Integration Program costs, and higher expenses in the prior year related to accounting calendar changes, partially offset by the Spin-Off Costs and 2012-2014 Restructuring Program costs incurred in the second quarter of 2012. Excluding these factors, selling, general and administrative expenses increased $72 million from the second quarter of 2011, driven primarily by Kraft Foods Developing Markets in support of its business growth. The change in unrealized gains / (losses) on hedging activities increased operating income by $129 million, as we recognized gains of $29 million in the second quarter of 2012, versus losses of $100 million in the second quarter of 2011. Unfavorable foreign currency decreased operating income by $75 million, due primarily to the strength of the U.S. dollar relative to most foreign currencies, primarily the euro, Brazilian real, Canadian dollar and Mexican peso. Accounting calendar changes made in the second quarter of 2011 resulted in a year-over-year decrease in operating income of $51 million.

As a result of the net effect of these drivers, operating income margin increased, from 13.0% in the second quarter of 2011 to 14.1% in the second quarter of 2012. The margin increase was due primarily to the favorable change in unrealized gains, the impact of pricing actions taken in prior quarters net of increased input costs, and lower Integration Program costs, partially offset by 2012-2014 Restructuring Program costs and Spin-Off Costs.

Net Earnings and Diluted Earnings per Share Attributable to Kraft Foods – Net earnings attributable to Kraft Foods of $1,029 million increased by $53 million (5.4%) in the second quarter of 2012. Diluted EPS attributable to Kraft Foods was $0.58 in the second quarter of 2012, up $0.03 (5.5%) from $0.55 in the second quarter of 2011. Operating EPS(1) was $0.68 in the second quarter of 2012, up $0.06 (9.7%) from $0.62 in the second quarter of 2011. These changes were due to the following:

Diluted EPS

Diluted EPS Attributable to Kraft Foods for the Three Months Ended June 30, 2011	$0.55
Integration Program costs	0.07

Operating EPS(1) for the Three Months Ended June 30, 2011	$0.62
Increases in operations	0.06
Change in unrealized gains / (losses) on hedging activities	0.05
Impact from prior year accounting calendar change	(0.02)
Lower interest and other expense, net	0.01
Unfavorable foreign currency (2)	(0.03)
Changes in taxes	(0.01)

Operating EPS(1) for the Three Months Ended June 30, 2012	$0.68
Spin-Off Costs (3)	(0.05)
2012-2014 Restructuring Program costs	(0.03)
Integration Program costs	(0.02)

Diluted EPS Attributable to Kraft Foods for the Three Months Ended June 30, 2012	$0.58

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.
(2)	Includes the favorable foreign currency impact on interest expense related to our foreign denominated debt.
(3)	Includes $100 million of pre-tax Spin-Off Costs in selling, general and administrative expense and $28 million in interest expense.

Six Months Ended June 30:

	For the Six Months Ended
	June 30,
	2012	2011	$ change	% change
	(in millions, except per share data)

Net revenues	$26,379	$26,451	$(72)	(0.3%	)

Operating income	$3,570	$3,452	$118	3.4%

Net earnings attributable to Kraft Foods	$1,842	$1,775	$67	3.8%

Diluted earnings per share attributable to Kraft Foods	$1.03	$1.01	$0.02	2.0%

Net Revenues – Net revenues decreased $72 million (0.3%) to $26,379 million in the first six months of 2012, and Organic Net Revenues(1) increased $1,264 million (4.9%) to $27,263 million as follows:

Change in net revenues (by percentage point)
Higher net pricing	4.7	pp
Favorable volume/mix	0.2	pp

Total change in Organic Net Revenues (1)	4.9%
Unfavorable foreign currency	(3.3	)pp
Impact of accounting calendar changes	(1.5	)pp
Impact of Starbucks CPG cessation	(0.4	)pp

Total change in net revenues	(0.3)%

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.

Organic Net Revenues growth was driven by higher net pricing and favorable volume/mix. Higher net pricing, including the impact of pricing from prior periods, was reflected across all reportable business segments as we increased pricing to offset higher input costs. Favorable volume/mix was driven by higher shipments in Kraft Foods Developing Markets and Kraft Foods Europe, mostly offset by lower shipments across all reportable business segments within Kraft Foods North America. Unfavorable foreign currency decreased net revenues by $884 million, due primarily to the strength of the U.S. dollar relative to most foreign currencies, primarily the euro, Brazilian real and Indian rupee. In addition, non-recurring accounting calendar changes made in the second quarter of 2011 resulted in a year-over-year decrease in net revenues of $361 million. The Starbucks CPG business cessation also decreased net revenues by $91 million.

Operating Income – Operating income increased $118 million (3.4%) to $3,570 million in the first six months of 2012, and Adjusted Operating Income(1) increased $264 million (7.2%) to $3,956 million due to the following:

	Operating
	Income	Change
	(in millions)	(percentage point)

Operating Income for the Six Months Ended June 30, 2011	$3,452
Integration Program costs	240	7.3	pp

Adjusted Operating Income(1) for the Six Months Ended June 30, 2011	$3,692
Higher net pricing	1,230	33.9	pp
Higher input costs	(812)	(22.3	)pp
Unfavorable volume/mix	(8)	(0.2	)pp
Higher selling, general and administrative expenses	(113)	(3.1	)pp
Gain on sale of property	55	1.5	pp
Change in unrealized gains / (losses) on hedging activities	85	2.3	pp
Unfavorable foreign currency	(84)	(2.2	)pp
Decreased operating income from prior year accounting calendar change	(51)	(1.5	)pp
Asset impairment charge	(20)	(0.6	)pp
Decreased operating income from the Starbucks CPG business cessation	(15)	(0.5	)pp
Other, net	(3)	(0.1	)pp

Total change in Adjusted Operating Income (1)	$264	7.2%

Adjusted Operating Income(1) for the Six Months Ended June 30, 2012	$3,956
Spin-Off Costs	(139)	(4.0	)pp
2012-2014 Restructuring Program costs	(169)	(4.9	)pp
Integration Program costs	(78)	(2.2	)pp

Operating Income for the Six Months Ended June 30, 2012	$3,570	3.4%

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.

Higher net pricing, including the impact of pricing actions taken in previous periods, outpaced increased input costs during the first six months of 2012. The increase in input costs was driven by higher raw material costs, partially offset by lower manufacturing costs. Unfavorable volume/mix was driven by declines in all reportable segments in Kraft Foods North America, except U.S. Convenient Meals, mostly offset by strong contributions from Kraft Foods Developing Markets and Kraft Foods Europe. Total selling, general and administrative expenses decreased $265 million from the first six months of 2011, due primarily to benefits from a favorable impact of foreign currency on expenses, lower Integration Program costs, higher expenses in the prior year related to accounting calendar changes, a gain on the sale of property in Russia and the Starbucks CPG business cessation, partially offset by the Spin-Off Costs and 2012-2014 Restructuring Program costs incurred in the first six months of 2012. Excluding these factors, selling, general and administrative expenses increased $113 million from the first six months of 2011, driven entirely by Kraft Foods Developing Markets in support of its business growth. The change in unrealized gains / (losses) on hedging activities increased operating income by $85 million, as we recognized gains of $47 million in the first six months of 2012, versus losses of $38 million in the first six months of 2011. Unfavorable foreign currency decreased operating income by $84 million, due primarily to the strength of the U.S. dollar relative to most foreign currencies, primarily the euro, Brazilian real, partially offset by the impact of adjustments in the prior year related to the highly inflationary Venezuelan economy. Accounting calendar changes made in the second quarter of 2011 resulted in a decrease in operating income of $51 million. During the first quarter of 2012, we recorded an asset impairment charge of $20 million related to a trademark in Japan. The Starbucks CPG cessation, which occurred on March 1, 2011, decreased operating income by $15 million.

As a result of the net effect of these drivers, operating income margin increased, from 13.1% in the first six months of 2011 to 13.5% in the first six months of 2012. The margin increase was due primarily to overhead leverage, lower Integration Program costs and the impact of pricing actions taken in prior quarters net of increased input costs, partially offset by 2012-2014 Restructuring Program costs and Spin-Off Costs.

Net Earnings and Diluted Earnings per Share Attributable to Kraft Foods – Net earnings attributable to Kraft Foods of $1,842 million increased by $67 million (3.8%) in the first six months of 2012. Diluted EPS attributable to Kraft Foods was $1.03 in the first six months of 2012, up $0.02 (2.0%) from $1.01 in the first six months of 2011. Operating EPS(1) was $1.25 in the first six months of 2012, up $0.11 (9.6%) from $1.14 in the first six months of 2011. These changes were due to the following:

Diluted EPS

Diluted EPS Attributable to Kraft Foods for the Six Months Ended June 30, 2011	$1.01
Integration Program costs	0.13

Operating EPS(1) for the Six Months Ended June 30, 2011	$1.14
Increases in operations	0.12
Change in unrealized gains / (losses) on hedging activities	0.03
Gain on sale of property	0.02
Impact from prior year accounting calendar change	(0.02)
Asset impairment charge	(0.01)
Decreased operating income from the Starbucks CPG business cessation	(0.01)
Lower interest and other expense, net	0.02
Unfavorable foreign currency (2)	(0.02)
Changes in taxes	(0.01)
Higher shares outstanding	(0.01)

Operating EPS(1) for the Six Months Ended June 30, 2012	$1.25
Spin-Off Costs (3)	(0.12)
2012-2014 Restructuring Program costs	(0.06)
Integration Program costs	(0.04)

Diluted EPS Attributable to Kraft Foods for the Six Months Ended June 30, 2012	$1.03

(2)	Please see the Non-GAAP Financial Measures section at the end of this item.
(3)	Includes the favorable foreign currency impact on interest expense related to our foreign denominated debt.
(4)	Includes $139 million of pre-tax Spin-Off Costs in selling, general and administrative expense and $162 million in interest expense.

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

The following discussion compares the net revenues and earnings of each of our reportable segments for the three and six months ended June 30, 2012 and 2011.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in millions)

Net revenues:
Kraft Foods North America:
U.S. Beverages	$778	$779	$1,486	$1,600
U.S. Cheese	900	875	1,832	1,749
U.S. Convenient Meals	903	881	1,710	1,673
U.S. Grocery	989	973	1,841	1,767
U.S. Snacks	1,555	1,510	3,095	3,002
Canada & N.A. Foodservice	1,266	1,300	2,439	2,463
Kraft Foods Europe	3,004	3,525	6,155	6,541
Kraft Foods Developing Markets	3,891	4,035	7,821	7,656

Net revenues	$13,286	$13,878	$26,379	$26,451

Earnings before income taxes:
Operating income:
Kraft Foods North America:
U.S. Beverages	$134	$138	$232	$299
U.S. Cheese	156	143	323	277
U.S. Convenient Meals	129	99	222	204
U.S. Grocery	381	379	690	671
U.S. Snacks	198	192	402	385
Canada & N.A. Foodservice	176	188	300	339
Kraft Foods Europe	396	415	780	723
Kraft Foods Developing Markets	544	518	1,069	923
Unrealized gains / (losses) on hedging activities	29	(100)	47	(38)
Certain U.S. pension plan costs	(67)	(44)	(147)	(86)
General corporate expenses	(144)	(65)	(239)	(131)
Amortization of intangibles	(53)	(57)	(109)	(114)

Operating income	1,879	1,806	3,570	3,452
Interest and other expense, net	429	441	982	887

Earnings before income taxes	$1,450	$1,365	$2,588	$2,565

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

On March 1, 2011, Starbucks took control of the Starbucks CPG business in grocery stores and other channels. Starbucks did so without our authorization and in what we contend is a violation and breach of our license and supply agreement with Starbucks related to the Starbucks CPG business. The dispute is in arbitration in Chicago, Illinois. We are seeking appropriate remedies, including payment of the fair market value of the supply and license agreement, plus the premium this agreement specifies, prejudgment interest under New York law and attorney’s fees. Starbucks has counterclaimed for damages. The arbitration proceeding began on July 11, 2012 and is ongoing. If the final determination of this dispute is not made prior to the date of the Spin-Off, Kraft Foods Group will continue prosecuting and defending the dispute. Kraft Foods Group will direct any recovery awarded in the arbitration proceeding to us. We will reimburse Kraft Foods Group for any costs and expenses it incurs in connection with the arbitration proceeding following the Spin-Off.

In March 2012, we divested property of a Kraft Foods Developing Markets subsidiary located in Russia for approximately $72 million in net proceeds and recorded a $55 million pre-tax gain within selling, general and administrative expenses.

Net changes in unrealized gains / (losses) on hedging activities were favorable, primarily related to gains on foreign currency contracts and commodity hedging activity of $29 million for the three months ended June 30, 2012, and were unfavorable due to losses of $100 million for the three months ended June 30, 2011. Net changes in unrealized gains / (losses) on hedging activities were favorable, primarily related to gains on foreign currency contracts and commodity hedging activity of $47 million for the six months ended June 30, 2012, and were unfavorable due to losses of $38 million for the six months ended June 30, 2011.

In connection with our 2012-2014 Restructuring Program, we recorded restructuring charges of $83 million for the three months and $161 million for the six months ended June 30, 2012. We also recorded implementation costs of $7 million for the three months and $8 million for the six months ended June 30, 2012. We recorded the restructuring charges in operations, as a part of asset impairment and exit costs, and recorded the implementation costs in operations, as a part of cost of sales and selling, general and administrative expenses. These charges are recorded primarily within our Kraft Foods North America geographic unit.

We incurred charges under the Integration Program of $35 million for the three months and $78 million for the six months ended June 30, 2012 and $136 million for the three months and $240 million for the six months ended June 30, 2011. We recorded these charges in operations, as a part of selling, general and administrative expenses primarily within our Kraft Foods Europe and Kraft Foods Developing Markets segments, as well as within general corporate expenses.

The increase in general corporate expenses for the three months ended June 30, 2012 was due primarily to $100 million of Spin-Off Costs incurred during the quarter, partially offset by lower Integration Program costs. The increase in general corporate expenses for the six months ended June 30, 2012 was due primarily to $139 million of Spin-Off Costs incurred during the quarter, partially offset by lower Integration Program costs.

The decrease in interest and other expense, net for the three months ended June 30, 2012 was due primarily to lower average outstanding debt during the quarter, partially offset by Spin-Off Costs within interest expense of $28 million. The increase in interest and other expense, net for the six months ended June 30, 2012 was due primarily to Spin-Off Costs within interest expense of $162 million.

U.S. Beverages

	For the Three Months Ended
	June 30,
	2012	2011	$ change	% change
	(in millions)

Net revenues	$778	$779	$(1)	(0.1%)
Segment operating income	134	138	(4)	(2.9%)

	For the Six Months Ended
	June 30,
	2012	2011	$ change	% change
	(in millions)

Net revenues	$1,486	$1,600	$(114)	(7.1%)
Segment operating income	232	299	(67)	(22.4%)

Three Months Ended June 30:

Net revenues decreased $1 million (0.1%), due to unfavorable volume/mix (0.9 pp, including a detriment of approximately 0.6 pp due to the Easter shift), partially offset by higher net pricing (0.8 pp). Unfavorable volume/mix was driven primarily by lower shipments in Capri Sun ready-to-drink beverages and powdered beverages, partially offset by higher shipments in Kool-Aid ready-to-drink beverages and MiO liquid concentrate. Higher net pricing was due primarily to higher input cost-driven pricing in ready-to-drink and powdered beverages, partially offset by lower input cost-driven pricing in coffee.

Segment operating income decreased $4 million (2.9%), due primarily to unfavorable volume/mix, costs incurred for the 2012-2014 Restructuring Program and higher raw material costs. These unfavorable drivers were mostly offset by lower manufacturing costs and higher net pricing.

Six Months Ended June 30:

Net revenues decreased $114 million (7.1%), due to the impact of the Starbucks CPG business cessation (5.3 pp) and unfavorable volume/mix (3.6 pp), partially offset by higher net pricing (1.8 pp). Unfavorable volume/mix was driven primarily by lower shipments in Capri Sun ready-to-drink beverages due to higher sales in the fourth quarter of 2011 in advance of an announced increase in list prices, Maxwell House coffee and powdered beverages, which was partially offset by higher shipments in Kool-Aid ready-to-drink beverages, Gevalia coffee due to its introduction into the retail market and MiO liquid concentrate. Higher net pricing was due primarily to higher input cost-driven pricing in ready-to-drink and powdered beverages, partially offset by lower input cost-driven pricing in coffee.

Segment operating income decreased $67 million (22.4%), due primarily to higher raw material costs, unfavorable volume/mix, costs incurred for the 2012-2014 Restructuring Program and the impact of the Starbucks CPG business cessation. These unfavorable drivers were partially offset by higher net pricing, lower advertising and consumer promotion costs and lower manufacturing costs.

U.S. Cheese

	For the Three Months Ended
	June 30,
	2012	2011	$ change	% change
	(in millions)

Net revenues	$900	$875	$25	2.9%
Segment operating income	156	143	13	9.1%

	For the Six Months Ended
	June 30,
	2012	2011	$ change	% change
	(in millions)

Net revenues	$1,832	$1,749	$83	4.7%
Segment operating income	323	277	46	16.6%

Three Months Ended June 30:

Net revenues increased $25 million (2.9%), due to higher net pricing (2.9 pp), as volume/mix was flat (including detriments of approximately 3.2 pp due to the Easter shift and approximately 1.0 pp due to product pruning). Higher net pricing across all major cheese categories, except natural cheese, was due to input cost-driven pricing actions. Volume/mix was flat driven primarily by lower shipments in cultured and cream cheese categories, offset by higher shipments in natural and processed cheese categories.

Segment operating income increased $13 million (9.1%), due primarily to higher net pricing, lower manufacturing costs and lower other selling, general and administrative expenses (excluding advertising and consumer promotion costs), partially offset by costs incurred for the 2012-2014 Restructuring Program, higher advertising and consumer promotion costs and unfavorable volume/mix.

Six Months Ended June 30:

Net revenues increased $83 million (4.7%), due to higher net pricing (7.9 pp), partially offset by unfavorable volume/mix (3.2 pp, including a detriment of approximately 0.7 pp due to product pruning). Higher net pricing, across all major cheese categories, was due to input cost-driven pricing actions. Unfavorable volume/mix was driven primarily by lower shipments in cultured, natural cheese, processed cheese and cream cheese categories, partially offset by higher shipments in snacking cheeses.

Segment operating income increased $46 million (16.6%), due primarily to higher net pricing, lower manufacturing costs and lower other selling, general and administrative expenses (excluding advertising and consumer promotion costs), partially offset by higher raw material costs (primarily higher dairy costs), costs incurred for the 2012-2014 Restructuring Program, unfavorable volume/mix and higher advertising and consumer promotion costs.

U.S. Convenient Meals

	For the Three Months Ended
	June 30,
	2012	2011	$ change	% change
	(in millions)

Net revenues	$903	$881	$22	2.5%
Segment operating income	129	99	30	30.3%

	For the Six Months Ended
	June 30,
	2012	2011	$ change	% change
	(in millions)

Net revenues	$1,710	$1,673	$37	2.2%
Segment operating income	222	204	18	8.8%

Three Months Ended June 30:

Net revenues increased $22 million (2.5%), due to favorable volume/mix (1.3 pp, including detriments of approximately 2.0 pp due to product pruning and approximately 0.9 pp due to the Easter shift) and higher net pricing (1.2 pp). Higher net pricing was due to input cost-driven pricing actions primarily related to Lunchables and hot dogs. Favorable volume/mix was driven primarily by higher shipments in lunch meats and bacon, partially offset by lower shipments in hot dogs and Lunchables.

Segment operating income increased $30 million (30.3%), due to higher net pricing, lower manufacturing costs, lower other selling, general and administrative expenses (excluding advertising and consumer promotion costs) and favorable volume/mix, partially offset by costs incurred for the 2012-2014 Restructuring Program.

Six Months Ended June 30:

Net revenues increased $37 million (2.2%), due to higher net pricing (2.0 pp) and favorable volume/mix (0.2 pp, including a detriment of approximately 2.0 pp due to product pruning). Higher net pricing was due to input cost-driven pricing actions primarily related to hot dogs and Lunchables. Favorable volume/mix was primarily driven by higher shipments in lunch meats and bacon, partially offset by lower shipments in hot dogs.

Segment operating income increased $18 million (8.8%), due primarily to higher net pricing, lower manufacturing costs and lower other selling, general and administrative expenses (excluding advertising and consumer promotion costs), partially offset by higher raw material costs and costs incurred for the 2012-2014 Restructuring Program.

U.S. Grocery

	For the Three Months Ended
	June 30,
	2012	2011	$ change	% change
	(in millions)

Net revenues	$989	$973	$16	1.6%
Segment operating income	381	379	2	0.5%

	For the Six Months Ended
	June 30,
	2012	2011	$ change	% change
	(in millions)

Net revenues	$1,841	$1,767	$74	4.2%
Segment operating income	690	671	19	2.8%

Three Months Ended June 30:

Net revenues increased $16 million (1.6%), due to higher net pricing (4.9 pp), partially offset by unfavorable volume/mix (3.3 pp, including a detriment of approximately 2.9 pp due to the Easter shift). Higher net pricing was realized across most key categories, including Kraft macaroni and cheese dinners, pourable dressings and spoonable dressings. Unfavorable volume/mix was driven by lower shipments in pourable dressings, barbecue sauce, dessert toppings, spoonable dressings and ready-to-eat desserts, partially offset by higher shipments in Kraft macaroni and cheese dinners and Planters peanut butter.

Segment operating income increased $2 million (0.5%), due to higher net pricing, lower advertising and consumer promotion costs and lower other selling, general and administrative expenses, partially offset by unfavorable volume/mix, higher raw material costs and costs incurred for the 2012-2014 Restructuring Program.

Six Months Ended June 30:

Net revenues increased $74 million (4.2%), due to higher net pricing (3.9 pp) and favorable volume/mix (0.3 pp). Higher net pricing was realized across most key categories, including Kraft macaroni and cheese dinners, pourable dressings, spoonable dressings and ready-to-eat desserts. Favorable volume/mix was driven by higher shipments in Kraft macaroni and cheese dinners, Planters peanut butter and dry packaged desserts, mostly offset by lower shipments in barbecue sauce, ready-to-eat desserts and pourable dressings.

Segment operating income increased $19 million (2.8%), due to higher net pricing, lower advertising and consumer promotion costs and lower other selling, general and administrative expenses, partially offset by higher raw material costs, unfavorable volume/mix and costs incurred for the 2012-2014 Restructuring Program.

U.S. Snacks

	For the Three Months Ended
	June 30,
	2012	2011	$ change	% change
	(in millions)

Net revenues	$1,555	$1,510	$45	3.0%
Segment operating income	198	192	6	3.1%

	For the Six Months Ended
	June 30,
	2012	2011	$ change	% change
	(in millions)

Net revenues	$3,095	$3,002	$93	3.1%
Segment operating income	402	385	17	4.4%

Three Months Ended June 30:

Net revenues increased $45 million (3.0%), due to higher net pricing (7.4 pp), partially offset by unfavorable volume/mix (4.4 pp, including a detriment of approximately 0.3 pp due to product pruning). Biscuits net revenues increased due to higher net pricing across most key products, partially offset by unfavorable volume/mix including the impact of package size changes across certain products. Biscuits unfavorable volume/mix was due primarily to lower shipments in cookies, primarily Chips Ahoy!, 100 Calorie Packs and Oreo, partially offset by the introduction of belVita and higher shipments in crackers, primarily Honey Maid and Triscuits. Snack nuts net revenues decreased slightly, due to unfavorable volume/mix, mostly offset by higher net pricing. Confectionery net revenues decreased, due to unfavorable volume/mix and lower net pricing.

Segment operating income increased $6 million (3.1%), due to higher net pricing, lower advertising and consumer promotion costs, lower Integration Program costs and lower manufacturing costs, partially offset by higher raw material costs, unfavorable volume/mix, costs incurred for the 2012-2014 Restructuring Program and higher other selling, general and administrative expenses.

Six Months Ended June 30:

Net revenues increased $93 million (3.1%), due to higher net pricing (7.4 pp), partially offset by unfavorable volume/mix (4.3 pp, including a detriment of approximately 0.3 pp due to product pruning). Biscuits net revenues increased due to higher net pricing across most key products, partially offset by unfavorable volume/mix including the impact of package size changes across certain products. Biscuits unfavorable volume/mix was due primarily to lower shipments in crackers, primarily Premium, 100 Calorie Packs and Wheat Thins, and cookies, primarily Chips Ahoy!, partially offset by higher shipments due to the introduction of belVita and volume gains in Newtons and Oreo. Snack nuts net revenues increased, due to higher net pricing, partially offset by unfavorable volume/mix. Confectionery net revenues decreased, due to unfavorable volume/mix, partially offset by higher net pricing.

Segment operating income increased $17 million (4.4%), due to higher net pricing, lower advertising and consumer promotion costs, lower Integration Program costs and lower manufacturing costs, partially offset by higher raw material costs, unfavorable volume/mix, costs incurred for the 2012-2014 Restructuring Program and higher other selling, general and administrative expenses.

Canada & N.A. Foodservice

	For the Three Months Ended
	June 30,
	2012	2011	$ change	% change
	(in millions)

Net revenues	$1,266	$1,300	$(34)	(2.6%)
Segment operating income	176	188	(12)	(6.4%)

	For the Six Months Ended
	June 30,
	2012	2011	$ change	% change
	(in millions)

Net revenues	$2,439	$2,463	$(24)	(1.0%)
Segment operating income	300	339	(39)	(11.5%)

Three Months Ended June 30:

Net revenues decreased $34 million (2.6%), due to unfavorable foreign currency (2.8 pp) and unfavorable volume/mix (2.0 pp including a detriment of 3.2 pp due to product pruning), partially offset by higher net pricing (2.2 pp). In Canada, net revenues decreased driven by unfavorable foreign currency and unfavorable volume/mix, partially offset by higher net pricing. Unfavorable volume/mix was due primarily to the completion of a co-manufacturing agreement from a previous divestiture, the Del Monte ready-to-drink product exit and lower shipments in grocery and confections, partially offset by higher shipments in beverages, biscuits and cheese. In N.A. Foodservice, net revenues decreased driven by unfavorable volume/mix and unfavorable foreign currency.

Segment operating income decreased $12 million (6.4%), due primarily to costs incurred for the 2012-2014 Restructuring Program, unfavorable volume/mix, higher other selling, general and administrative expenses (excluding advertising and consumer promotion costs) and higher raw material costs, partially offset by higher net pricing, lower Integration Program costs and lower manufacturing costs.

Six Months Ended June 30:

Net revenues decreased $24 million (1.0%), due to unfavorable volume/mix (2.3 pp, including a detriment of 2.9 pp due to product pruning), unfavorable foreign currency (1.8 pp) and the impact of the Starbucks CPG business cessation (0.2 pp), partially offset by higher net pricing (3.3 pp). In Canada, net revenues decreased driven by unfavorable foreign currency, unfavorable volume/mix and the impact of the Starbucks CPG business cessation, partially offset by higher net pricing. Unfavorable volume/mix was due primarily to the completion of a co-manufacturing agreement from a previous divestiture, the Del Monte ready-to-drink product exit and lower shipments in grocery, beverages and confections, partially offset by higher shipments in biscuits and cheese. In N.A. Foodservice, net revenues decreased driven by unfavorable volume/mix and unfavorable foreign currency, mostly offset by higher net pricing.

Segment operating income decreased $39 million (11.5%), due to higher raw material costs, costs incurred for the 2012-2014 Restructuring Program, higher other selling, general and administrative expenses (excluding advertising and consumer promotion costs), unfavorable volume/mix and unfavorable foreign currency, partially offset by higher net pricing and lower Integration Program costs.

Kraft Foods Europe

	For the Three Months Ended
	June 30,
	2012	2011	$ change	% change
	(in millions)

Net revenues	$3,004	$3,525	$(521)	(14.8%)
Segment operating income	396	415	(19)	(4.6%)

	For the Six Months Ended
	June 30,
	2012	2011	$ change	% change
	(in millions)

Net revenues	$6,155	$6,541	$(386)	(5.9%)
Segment operating income	780	723	57	7.9%

Three Months Ended June 30:

Net revenues decreased $521 million (14.8%), due to unfavorable foreign currency (8.4 pp), the impact of prior year’s accounting calendar changes (7.8 pp) and unfavorable volume/mix (1.1 pp, including a detriment of approximately 1.8 pp due to the Easter shift), partially offset by higher net pricing (2.5 pp). Unfavorable foreign currency primarily reflected the strength of the U.S. dollar relative to the euro, British pound and Swedish krona. Unfavorable volume/mix was driven primarily by lower shipments in coffee and gum & candy, partially offset by higher shipments in biscuits. Higher net pricing was reflected across all categories except chocolate.

Segment operating income decreased $19 million (4.6%), due primarily to higher raw material costs, the impact of prior year’s accounting calendar changes, unfavorable foreign currency and higher advertising and consumer promotion costs, partially offset by higher net pricing, lower Integration Program costs and lower manufacturing costs.

Six Months Ended June 30:

Net revenues decreased $386 million (5.9%), due to unfavorable foreign currency (5.8 pp) and the impact of prior year’s accounting calendar changes (4.3 pp), partially offset by higher net pricing (2.6 pp) and favorable volume/mix (1.6 pp). Unfavorable foreign currency primarily reflected the strength of the U.S. dollar relative to the euro, pounds sterling and Swedish krona. Favorable volume/mix was driven primarily by higher shipments in chocolate and biscuits, partially offset by lower shipments in gum & candy. Higher net pricing was reflected across all categories except chocolate and gum & candy.

Segment operating income increased $57 million (7.9%), due to higher net pricing, lower manufacturing costs, lower Integration Program costs, favorable volume/mix and lower other selling, general and administrative expenses, partially offset by higher raw material costs, higher advertising and consumer promotion costs, unfavorable foreign currency and the impact of prior year’s accounting calendar changes.

Kraft Foods Developing Markets

	For the Three Months Ended
	June 30,
	2012	2011	$ change	% change
	(in millions)

Net revenues	$3,891	$4,035	$(144)	(3.6%)
Segment operating income	544	518	26	5.0%

	For the Six Months Ended
	June 30,
	2012	2011	$ change	% change
	(in millions)

Net revenues	$7,821	$7,656	$165	2.2%
Segment operating income	1,069	923	146	15.8%

Three Months Ended June 30:

Net revenues decreased $144 million (3.6%), due to unfavorable foreign currency (8.7 pp) and the impact of prior year’s accounting calendar changes (2.5 pp), partially offset by higher net pricing (5.7 pp) and favorable volume/mix (1.9 pp, net of a detriment of approximately 0.9 pp due to the Easter shift). In Central and Eastern Europe, net revenues decreased driven by unfavorable foreign currency, the impact of prior year’s accounting calendar changes and unfavorable volume/mix, primarily in Southeast Europe and Russia, partially offset by higher net pricing across most of the region. In Middle East and Africa, net revenues were flat, as favorable volume/mix and higher net pricing across most of the region were offset by unfavorable foreign currency and the impact of prior year’s accounting calendar changes. In Latin America, net revenues decreased driven by unfavorable foreign currency, the impact of prior year’s accounting calendar changes and unfavorable volume/mix, primarily in Brazil and Argentina, partially offset by higher net pricing across the region. In Asia Pacific, net revenues increased due to favorable volume/mix, primarily in Australia/New Zealand, China and Southeast Asia, higher net pricing across most of the region, partially offset by unfavorable foreign currency.

Segment operating income increased $26 million (5.0%), due primarily to higher net pricing, lower Integration Program costs, favorable volume/mix and lower manufacturing costs, partially offset by higher raw material costs, unfavorable foreign currency, higher advertising and consumer promotion costs, higher other selling, general and administrative expenses, the impact from prior year’s accounting calendar changes and costs incurred for the 2012-2014 Restructuring Program.

Six Months Ended June 30:

Net revenues increased $165 million (2.2%), due to higher net pricing (6.5 pp) and favorable volume/mix (3.0 pp), partially offset by unfavorable currency (6.0 pp) and the impact of prior year’s accounting calendar changes (1.3 pp). In Central and Eastern Europe, net revenues decreased driven by unfavorable foreign currency, the impact of prior year’s accounting calendar changes and unfavorable volume/mix, primarily in Ukraine and Turkey, partially offset by higher net pricing across the region. In Middle East and Africa, net revenues increased driven by favorable volume/mix and higher net pricing across most of the region, partially offset by unfavorable foreign currency and the impact of prior year’s accounting calendar changes. In Latin America, net revenues increased driven by higher net pricing across the region and favorable volume/mix, primarily in Brazil, partially offset by unfavorable foreign currency and the impact of prior year’s accounting calendar changes. In Asia Pacific, net revenues increased due to favorable volume/mix, primarily in China, Southeast Asia and Australia/New Zealand, higher net pricing across most of the region, partially offset by unfavorable foreign currency.

Segment operating income increased $146 million (15.8%), due primarily to higher net pricing, favorable volume/mix, a gain on the sale of property in Russia, lower Integration Program costs and lower manufacturing costs, partially offset by higher raw material costs, higher advertising and consumer promotion costs, higher other selling, general and administrative expenses, unfavorable foreign currency, an asset impairment charge related to a trademark in Japan, the impact from prior year’s accounting calendar changes and costs incurred for the 2012-2014 Restructuring Program.

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

During the first six months of 2012, our aggregate commodity costs increased over the comparable prior year period, primarily as a result of packaging material costs, coffee beans, grain and oil costs, cocoa and sugar, nuts and dairy costs. We expect the price volatility and higher cost environment to continue over the remainder of the year. As noted earlier in our discussion of our operating results, we have addressed higher commodity costs primarily through higher pricing, lower manufacturing costs due to our end-to-end cost management program and overhead cost control. We expect to continue to use these measures to address further commodity cost increases.

Liquidity

We believe that cash generated from our operating activities, our existing $4.5 billion revolving credit facility (which supports our commercial paper program), the $3.0 billion and $1.4 billion Kraft Foods Group revolving credit facilities and our authorized long-term financing will provide sufficient liquidity to meet our working capital needs, planned capital expenditures, future contractual obligations and payment of our anticipated quarterly dividends. We continue to use our commercial paper program and primarily uncommitted international credit lines for daily funding requirements. We also use short-term intercompany loans from foreign subsidiaries to improve financial flexibility. Overall, we do not expect any negative effects to our funding sources that would have a material effect on our short-term or long-term liquidity.

Net Cash Provided by Operating Activities:

During the first six months of 2012, net cash provided by operating activities was $1,208 million, compared with $296 million provided in the first six months of 2011. The increase in cash provided by operating cash flows primarily relates to lower contributions in the current year to our pension plans and increased earnings, partially offset by higher other working capital costs (mainly due to increased receivables offset by lower cash expended on building inventory in the first half of the current year than in the first half of the prior year).

During the first six months of 2012, we contributed $22 million to our U.S. pension plans and $182 million to our non-U.S. pension plans. We plan to make further contributions of approximately $33 million to our U.S. plans and approximately $243 million to our non-U.S. plans during the remainder of 2012. However, our actual contributions may differ due to many factors, including changes in tax and other benefit laws, significant differences between expected and actual pension asset performance or interest rates, or considerations related to the Spin-Off. We may make additional contributions to primarily U.S. and Canadian pension plans in preparation for the separation of the Kraft Foods Group and Mondelēz plans.

Net Cash Used in Investing Activities:

During the first six months of 2012, net cash used in investing activities was $644 million, compared with $625 million in the first six months of 2011. Higher capital expenditures in the first six months of 2012 were primarily offset by proceeds received from the sale of property, plant and equipment in the first six months of 2012.

Capital expenditures, which were funded by operating activities, were $740 million in the first six months of 2012. We expect full-year capital expenditures to be approximately $2.1 billion, including capital expenditures required for the 2012-2014 Restructuring Program and the Integration Program. We expect to fund these expenditures from operations.

Net Cash Provided by Financing Activities:

During the first six months of 2012, net cash provided by financing activities was $2,126 million, compared with $40 million in the first six months of 2011. The increase in net cash provided by financing activities was primarily due to higher proceeds from the issuance of long-term debt during the first six months of 2012, partially offset by an increase in long-term debt repayments in the first six months of 2012, a decrease in the issuance of short-term borrowings, a decrease in proceeds from stock option exercises and higher cash expenditures for debt issuance costs.

Borrowing Arrangements:

We maintain a $4.5 billion four-year senior unsecured revolving credit facility agreement which expires in April 2015. This facility includes a covenant that we maintain a minimum total shareholders’ equity, excluding accumulated other comprehensive earnings / (losses), of at least $28.6 billion. At June 30, 2012, our total shareholders’ equity, excluding accumulated other comprehensive earnings / (losses), was $42.8 billion. We expect to continue to meet this covenant. The revolving credit facility agreement also contains customary representations, covenants and events of default. However, there are no other financial covenants, credit rating triggers or provisions that could require us to post collateral as security. We intend to use the revolving credit facility for general corporate purposes, including for working capital purposes and to support our commercial paper issuances. As of June 30, 2012, no amounts were drawn on this credit facility.

On March 8, 2012, in connection with the Spin-Off, we, as a guarantor, with Kraft Foods Group, entered into a $4.0 billion 364-day senior unsecured revolving credit facility that expires on March 7, 2013. On July 18, 2012, we effected a mandatory $2.6 billion reduction of the unused commitment under the facility, leaving us with $1.4 billion of borrowing capacity under the facility. We intend to use the proceeds of this facility, as necessary, to support working capital needs and for other general corporate purposes. As of June 30, 2012, no amounts were drawn on this credit facility.

On May 18, 2012, in connection with the Spin-Off, we, as a guarantor, with Kraft Foods Group, entered into a $3.0 billion five-year senior unsecured revolving credit facility that expires on May 17, 2017. All committed pro rata borrowings under the facility will bear interest at a variable annual rate based on the London Inter-Bank Offered Rate (“LIBOR”) or a defined base rate, at the election of Kraft Foods Group, plus an applicable margin based on (i) for any date prior to the consummation of the Spin-Off, the ratings of our long-term senior unsecured indebtedness and (ii) for any date on or following the consummation of the Spin-Off, the ratings of Kraft Foods Group indebtedness. The revolving credit agreement requires Kraft Foods Group to maintain a minimum total shareholders’ equity (excluding accumulated other comprehensive income or losses and any income or losses recognized in connection with “mark-to-market” accounting in respect of pension and other retirement plans). The revolving credit agreement also contains customary representations, covenants and events of default. We intend to use the proceeds of this facility for general corporate purposes. As of June 30, 2012, no amounts were drawn on this credit facility.

Some of our international subsidiaries maintain primarily uncommitted credit lines to meet short-term working capital needs. Collectively, these credit lines amounted to $2.3 billion at June 30, 2012. In the aggregate, borrowings on these lines were $245 million at June 30, 2012 and $182 million at December 31, 2011.

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

On June 1, 2012, $900 million of our 6.25% notes matured. The notes were repaid using primarily commercial paper borrowings which were subsequently repaid on June 4, 2012 in connection with the Kraft Foods Group $6.0 billion notes issuance.

On June 4, 2012, Kraft Foods Group issued $6.0 billion of senior unsecured notes at a weighted-average effective rate of 3.938%. We received net proceeds of $5.9 billion which we used to pay $3.6 billion of outstanding commercial paper borrowings and expect to use the remaining cash proceeds to pay down additional debt over time or for general corporate purposes. We also recorded approximately $260 million of deferred financing costs which will be recognized in interest expense over the life of the notes. The general terms of the $6.0 billion notes are:

•	$1 billion notes due June 4, 2015 at a fixed, annual interest rate of 1.625%. Interest is payable semiannually beginning December 4, 2012.

•	$1 billion notes due June 5, 2017 at a fixed, annual interest rate of 2.250%. Interest is payable semiannually beginning December 5, 2012.

•	$2 billion notes due June 6, 2022 at a fixed, annual interest rate of 3.500%. Interest is payable semiannually beginning December 6, 2012.

•	$2 billion notes due June 4, 2042 at a fixed, annual interest rate of 5.000%. Interest is payable semiannually beginning December 4, 2012.

On July 18, 2012, we completed a debt exchange in which $3.6 billion of our debt was exchanged for debt of Kraft Foods Group in connection with our Spin-Off capitalization plans. No cash was generated from the exchange. The debt exchange will be reflected in our consolidated financial statements next quarter. The general terms of the $3.6 billion notes issued by Kraft Foods Group are:

•

$1,035 million notes due August 23, 2018 at a fixed, annual interest rate of 6.125%. Interest is payable semiannually beginning August 23, 2012. (This debt was issued in exchange for $596 million of our 6.125% Notes due in February 2018 and $439 million of our 6.125% Notes due in August 2018).

•

$900 million notes due February 10, 2020 at a fixed, annual interest rate of 5.375%. Interest is payable semiannually beginning August 10, 2012. (This debt was issued in exchange for an approximately equal principal amount of our 5.375% Notes due in February 2020).

•

$878 million notes due January 26, 2039 at a fixed, annual interest rate of 6.875%. Interest is payable semiannually beginning July 26, 2012. (This debt was issued in exchange for approximately $233 million of our 6.875% Notes due in January 2039, approximately $290 million of our 6.875% Notes due in February 2038, approximately $185 million of our 7.000% Notes due in August 2037 and approximately $170 million of our 6.500% Notes due in November 2031).

•

$787 million notes due February 9, 2040 at a fixed, annual interest rate of 6.500%. Interest is payable semiannually beginning August 9, 2012. (This debt was issued in exchange for an approximately equal principal amount of our 6.500% Notes due in 2040).

We expect to continue to comply with our long-term debt covenants. Refer to our Annual Report on Form 10-K for the year ended December 31, 2011 for further details of our debt covenants.

Total Debt:

Our total debt was $30.2 billion at June 30, 2012 and $26.9 billion at December 31, 2011. Our debt-to-capitalization ratio was 0.46 at June 30, 2012 and 0.43 at December 31, 2011. At June 30, 2012, the weighted-average term of our outstanding long-term debt was 10.8 years.

In the next 12 months, $1.9 billion of long-term debt will mature as follows: C$150 million (approximately $148 million) in August 2012, $750 million in February 2013 and $1.0 billion in May 2013. We expect to fund these repayments with the remaining proceeds from the Kraft Foods Group’s $6.0 billion debt issuance in June 2012, cash from operations, the issuance of commercial paper and the issuance of additional debt. From time to time we refinance long-term and short-term debt. The nature and amount of our long-term and short-term debt and the proportionate amount of each will vary as a result of future business requirements, market conditions and other factors including our plans in connection with the Spin-Off. As of June 30, 2012, we had $11.2 billion remaining in long-term financing authority from our Board of Directors.

In connection with the proposed Spin-Off, we have been redistributing our debt such that both Kraft Foods Group and we may obtain investment grade credit ratings as independent standalone companies following the Spin-Off. Kraft Foods Group is expected to incur an estimated $10 billion of debt through a combination of long-term debt issuances and debt exchanges with respect to certain of our existing debt obligations. In addition, Kraft Foods Group is expected to distribute cash to us prior to the Spin-Off so that we may reduce our debt while Kraft Foods Group increases its debt to the planned capital structure. Through June 30, 2012, Kraft Foods Group has issued $6.0 billion of notes and distributed the related proceeds to us. In July, they incurred $3.6 billion of debt in a debt exchange with our noteholders. We also anticipate transferring approximately $400 million of 7.55% long-term debt to Kraft Foods Group to complete the key elements of our debt migration plan in connection with the Spin-Off. None of the $4 billion of debt migrated to Kraft Foods Group after June 30, 2012 will generate cash for Kraft Foods Group. Kraft Foods Group will continue to distribute cash from operations to us through the Spin-Off date.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

There were no material changes to our off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

During the first six months of 2012 our long-term debt and expected interest payments increased as we issued $6.8 billion of long-term debt, which includes $6.0 billion of senior unsecured notes issued by Kraft Foods Group and $800 million of our floating rate notes. See Note 8, Debt, for additional information on the long-term debt issuances and related terms.

The following table summarizes our contractual obligations at June 30, 2012 for our total long-term debt and interest expense for the periods presented and as adjusted for the changes in our long-term debt through June 30, 2012 and the related impact on our interest expense.

	Payments Due for the 12-Month Period Ended June 30,
	Total	2013	2014-15	2016-17	2018 and Thereafter

	(in millions)

Long-term debt (1)	$30,035	$1,914	$6,051	$2,770	$19,300
Interest expense (2)	19,348	1,557	2,785	2,366	12,640

Total	$49,383	$3,471	$8,836	$5,136	$31,940

(1)	Amounts represent the expected cash payments of our long-term debt and do not include unamortized bond premiums or discounts.
(2)	Amounts represent the expected cash payments of our interest expense on our long-term debt. Interest calculated on our euro notes was forecasted using the euro to U.S. dollar exchange rate as of June 30, 2012. Interest on our pound sterling notes was forecasted using the pound sterling to U.S. dollar exchange rate as of June 30, 2012. An insignificant amount of interest expense was excluded from the table for a portion of our other foreign currency obligations due to the complexities involved in forecasting expected interest payments.

There were no other material changes to our aggregate contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011. We also do not expect a material change in the effect these arrangements and obligations will have on our liquidity. See our Liquidity section for a discussion of the impacts of our long-term debt issuance on our liquidity position. See Note 12, Commitments and Contingencies, for a discussion of guarantees.

Equity and Dividends

Stock Plans:

In January 2012, we granted 1.3 million shares of stock in connection with our long-term incentive plan, and the market value per share was $37.63 on the date of grant. In February 2012, as part of our annual equity program, we issued 2.2 million shares of restricted and deferred stock to eligible employees, and the market value per restricted or deferred share was $38.00 on the date of grant. During the six months ended June 30, 2012, we issued 0.7 million shares of additional restricted and deferred shares with a weighted-average market value of $30.91 per share primarily in connection with our long-term incentive plan and awards granted in 2009 which vested during the first quarter of 2012. In aggregate, we issued 4.2 million restricted and deferred shares during the six months ended June 30, 2012, including those issued as part of our long-term incentive plan, with a weighted-average market value per share of $36.63.

As part of our annual equity program, we also granted 12.8 million stock options to eligible employees in February 2012 at an exercise price of $38.00. During the six months ended June 30, 2012, we issued 0.6 million of additional stock options with a weighted-average exercise price of $37.99 per share on the date of grant. In aggregate, we granted 13.4 million stock options during the six months ended June 30, 2012 with a weighted-average market value per share of $37.99.

Dividends:

We paid dividends of $1,025 million in the first six months of 2012 and $1,017 million in the first six months of 2011. The present annualized dividend rate is $1.16 per common share. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.

Outlook

Our outlook for 2012 reflects confidence in continuing our strong business momentum in a challenging environment of weak consumer and category growth as well as input cost inflation.

We continue to expect 2012 Organic Net Revenue growth of approximately 5 percent and Operating EPS growth of at least 9 percent on a constant currency basis.

Please refer to the Non-GAAP Financial Measures section below.

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

•

“Adjusted Operating Income” which is defined as operating income excluding the impact of the 2012-2014 Restructuring Program, Spin-Off Costs, Integration Program and Cadbury-related acquisition costs in prior periods. Previously, we referred to this non-GAAP financial measure as “Underlying Operating Income.” We have conformed all prior period references to be consistent with our new term, Adjusted Operating Income.

•

“Operating EPS” which is defined as Diluted EPS attributable to Kraft Foods excluding the impact of the 2012-2014 Restructuring Program, Spin-Off Costs, Integration Program, Cadbury-related acquisition and financing costs and the 2010 U.S. healthcare legislation change in prior periods.

We use the following non-GAAP financial measures in this quarterly report on Form 10-Q: “Organic Net Revenues,” “Adjusted Operating Income” and “Operating EPS.” We believe that the presentation of these non-GAAP financial measures, when considered together with our U.S. GAAP financial measures and the reconciliations to the corresponding U.S. GAAP financial measures, provides you with a more complete understanding of the factors and trends affecting our business than could be obtained absent these disclosures. Because non-GAAP financial measures may vary among other companies, the non-GAAP financial measures presented in the Consolidated Results of Operations section may not be comparable to similarly titled measures used by other companies. Our use of these non-GAAP financial measures is not meant to be considered in isolation or as a substitute for any U.S. GAAP financial measure. A limitation of these non-GAAP financial measures is they exclude items detailed below which have an impact on our U.S. GAAP reported results. The best way this limitation can be addressed is by evaluating our non-GAAP financial measures in combination with our U.S. GAAP reported results and carefully evaluating the following tables which reconcile U.S. GAAP reported figures to the non-GAAP financial measures in this Form 10-Q.

Organic Net Revenues

Using the definition of “Organic Net Revenues” above, the only adjustments made to “net revenues” (the most comparable U.S. GAAP financial measure) during the three and six months ended June 30, 2012 were to exclude the impact of the Starbucks CPG business cessation, the impact of the accounting calendar change in 2011 and the impact of foreign currency. We believe that Organic Net Revenues better reflect the underlying growth from the ongoing activities of our business and provide improved comparability of results.

	For the Three Months Ended June 30,
	2012	2011	$ Change	% Change
	(in millions)

Organic Net Revenues	$13,971	$13,517	$454	3.4%
Impact of foreign currency	(685)	–	(685)	(5.0	)pp
Impact of accounting calendar changes	–	361	(361)	(2.7	)pp

Net revenues	$13,286	$13,878	$(592)	(4.3)%

	For the Six Months Ended June 30,

	2012	2011	$ Change	% Change
	(in millions)

Organic Net Revenues	$27,263	$25,999	$1,264	4.9%
Impact of foreign currency	(884)	–	(884)	(3.3	)pp
Impact of accounting calendar changes	–	361	(361)	(1.5	)pp
Impact of the Starbucks CPG business cessation	–	91	(91)	(0.4	)pp

Net revenues	$26,379	$26,451	$(72)	(0.3)%

Adjusted Operating Income

Using the definition of “Adjusted Operating Income” above, the only adjustments made to “operating income” (the most comparable U.S. GAAP financial measure) during the three and six months ended June 30, 2012 were to exclude Integration Program costs, 2012-2014 Restructuring Program costs and Spin-Off Costs. We believe that Adjusted Operating Income provides improved comparability of operating results.

	For the Three Months Ended June 30,
	2012	2011	$ Change	% Change
	(in millions)

Adjusted Operating Income	$2,104	$1,942	$162	8.3%
Spin-Off Costs	(100)	–	(100)	(5.6	)pp
2012-2014 Restructuring Program	(90)	–	(90)	(5.0	)pp
Integration Program	(35)	(136)	101	6.3	pp

Operating income	$1,879	$1,806	$73	4.0%

	For the Six Months Ended June 30,

	2012	2011	$ Change	% Change
	(in millions)

Adjusted Operating Income	$3,956	$3,692	$264	7.2%
Spin-Off Costs	(139)	–	(139)	(4.0	)pp
2012-2014 Restructuring Program	(169)	–	(169)	(4.9	)pp
Integration Program	(78)	(240)	162	5.1	pp

Operating income	$3,570	$3,452	$118	3.4%

Operating EPS

Using the definition of “Operating EPS” above, the only adjustments made to “Diluted EPS attributable to Kraft Foods” (the most comparable U.S. GAAP financial measure) during the three and six months ended June 30, 2012 were to exclude Integration Program costs, 2012-2014 Restructuring Program costs and Spin-Off Costs. We believe Operating EPS provides improved comparability of operating results.

	For the Three Months Ended June 30,

	2012	2011	$ Change	% Change

Operating EPS	$0.68	$0.62	$0.06	9.7%
Spin-Off Costs(1)	(0.05)	–	(0.05)	(9.0	)pp
2012-2014 Restructuring Program	(0.03)	–	(0.03)	(5.5	)pp
Integration Program	(0.02)	(0.07)	0.05	10.3	pp

Diluted EPS attributable to Kraft Foods	$0.58	$0.55	$0.03	5.5%

	For the Six Months Ended June 30,

	2012	2011	$ Change	% Change

Operating EPS	$1.25	$1.14	$0.11	9.6%
Spin-Off Costs(1)	(0.12)	–	(0.12)	(11.9	)pp
2012-2014 Restructuring Program	(0.06)	–	(0.06)	(5.9	)pp
Integration Program	(0.04)	(0.13)	0.09	10.2	pp

Diluted EPS attributable to Kraft Foods	$1.03	$1.01	$0.02	2.0%

(1)	Spin-Off Costs for the three months ended June 30, 2012 include $100 million of pre-tax costs in selling, general and administrative expense and $28 million in interest expense. Spin-Off Costs for the six months ended June 30, 2012 include $139 million of pre-tax costs in selling, general and administrative expense and $162 million in interest expense.

Forward-Looking Statements

This report contains a number of forward-looking statements. Words such as “expects,” “goals,” “plans,” “believes,” “continues,” “may,” “will,” and variations of those words and similar expressions are intended to identify our forward-looking statements. The forward-looking statements contained in this report include, but are not limited to, our beliefs and expectations regarding our proposed Spin-Off transaction, including its completion and timing; our Spin-Off Costs; our 2012-2014 Restructuring Program; our Integration Program; commodity costs; unrealized losses on hedging activities; results of Legal Matters; the Starbucks arbitration; price volatility and cost environment; our liquidity; our funding sources; expected pension contributions; capital expenditures and funding; our financial covenants; our revolving credit facilities; repayments of debts, including funding; cash distribution from Kraft Foods Group; off-balance sheet arrangements and contractual obligations; dividend expectations; our Outlook; and our accounting policies. These forward-looking statements involve risks and uncertainties, many of which are beyond our control, and important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, our ability to launch two successful companies, continued volatility and increase in commodity costs, pricing actions, increased competition, the continuing weak economic environment, in particular in certain developing markets and parts of Europe, our indebtedness and our ability to pay our indebtedness, risks from operating globally and tax law changes. For additional information on these and other factors that could affect our forward-looking statements, see our risk factors, as they may be amended from time to time, set forth in our filings with the SEC, including our most recently filed Annual Report on Form 10-K and subsequent reports on Forms 10-Q and 8-K. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this report, except as required by applicable law or regulation.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

As a global operation, we use certain financial instruments to manage our foreign currency exchange rate, commodity price and interest rate risks. We monitor and manage these exposures as part of our overall risk management program. Our risk management program focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. We maintain foreign currency, commodity price and interest rate risk management policies that principally use derivative instruments to reduce significant, unanticipated earnings fluctuations that may arise from volatility in foreign currency exchange rates, commodity prices and interest rates. We also sell commodity futures to unprice future purchase commitments, and we occasionally use related futures to cross-hedge a commodity exposure. We are not a party to leveraged derivatives and, by policy, do not use financial instruments for speculative purposes. There were no significant changes in the types of derivative instruments we use to hedge our exposures since December 31, 2011. Refer to Note 11, Financial Instruments, for further information on our derivative activity during the first six months of 2012 and the types of derivative instruments we used to hedge our exposures.

Item 4.  Controls and Procedures.

a)	Evaluation of Disclosure Controls and Procedures

Management, together with our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2012.

b)	Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended June 30, 2012. We determined that there were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We routinely are involved in legal proceedings, claims and governmental inspections or investigations (“Legal Matters”) arising in the ordinary course of our business.

A compliant and ethical corporate culture, which includes adhering to laws and industry regulations in all jurisdictions in which we do business, is integral to our success. Accordingly, after we acquired Cadbury in February 2010 we began reviewing and adjusting, as needed, Cadbury’s operations in light of U.S. and international standards as well as our policies and practices. We initially focused on such high priority areas as food safety, the Foreign Corrupt Practices Act (“FCPA”) and antitrust. Based upon Cadbury’s pre-acquisition policies and compliance programs and our post-acquisition reviews, our preliminary findings indicated that Cadbury’s overall state of compliance was sound. Nonetheless, through our reviews, we determined that in certain jurisdictions, including India, there appeared to be facts and circumstances warranting further investigation. We are continuing our investigations in certain jurisdictions, including in India, and we continue to cooperate with governmental authorities.

As we previously disclosed, on February 1, 2011, we received a subpoena from the SEC in connection with an investigation under the FCPA, primarily related to a Cadbury facility in India that we acquired in the Cadbury acquisition. The subpoena primarily requests information regarding dealings with Indian governmental agencies and officials to obtain approvals related to the operation of that facility. We are cooperating with the U.S. and Indian governments in their investigations of these matters.

On March 1, 2011, the Starbucks Coffee Company (“Starbucks”) took control of the Starbucks packaged coffee business (“Starbucks CPG business”) in grocery stores and other channels. Starbucks did so without our authorization and in what we contend is a violation and breach of our license and supply agreement with Starbucks related to the Starbucks CPG business. The dispute is in arbitration in Chicago, Illinois. We are seeking appropriate remedies, including payment of the fair market value of the supply and license agreement, plus the premium this agreement specifies, prejudgment interest under New York law and attorney’s fees. Starbucks has counterclaimed for damages. The arbitration proceeding began on July 11, 2012 and is ongoing. If the final determination of this dispute is not made prior to the date of the Spin-Off, Kraft Foods Group will continue prosecuting and defending the dispute. Kraft Foods Group will direct any recovery awarded in the arbitration proceeding to us. We will reimburse Kraft Foods Group for any costs and expenses it incurs in connection with the arbitration proceeding following the Spin-Off.

Other information regarding Legal Matters is available in the Legal Proceedings discussions in our Annual Report on Form 10-K for the year ended December 31, 2011, and is incorporated by reference into this report.

While we cannot predict with certainty the results of any Legal Matters in which we are currently involved, we do not expect that the ultimate costs to resolve any of these Legal Matters individually and in the aggregate will have a material adverse effect on our financial results.

Item 1A.  Risk Factors.

The proposed spin-off may not be completed on the terms or timeline currently contemplated, if at all.

In August 2011, we announced our intention to become two independent publicly traded companies through a U.S. tax-free spin-off of our North American Grocery Business to existing shareholders. While our current target is to complete the spin-off on October 1, unanticipated developments could delay, prevent or otherwise adversely affect the proposed spin-off of the North American Grocery Business, including possible problems or delays in obtaining various regulatory and tax approvals or clearances and disruptions in the capital and other financial markets, among other things. In addition, consummation of the proposed spin-off will require final approval from our Board of Directors. Therefore, we cannot assure that we will be able to complete the spin-off on the terms or on the timeline that we announced, if at all.

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

There were no other material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following activity represents shares tendered to us by employees who used shares to exercise options, and who used shares to pay the related taxes for grants of restricted and deferred stock that vested. Accordingly, these are non-cash transactions.

	Total Number of Shares	Average Price per Share

April 1 – 30, 2012	196,166	$38.29
May 1 – 31, 2012	1,677	38.63
June 1 – 30, 2012	5,771	38.66

For the Quarter Ended June 30, 2012	203,614	38.31

Item 6.  Exhibits.

Exhibit Number	Description

10.1	$3,000,000,000 Five-Year Revolving Credit Agreement, by and among Kraft Foods Group, Inc., the Registrant, as guarantor, the initial lenders named therein, JPMorgan Chase Bank, N.A. and Barclays Bank plc, as co-administrative agents, JPMorgan Chase Bank, N.A., as paying agent, Citibank, N.A. and The Royal Bank of Scotland plc, as co-syndication agents, and Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., HSBC Securities (USA) Inc. and Wells Fargo Bank, National Association, as co-documentation agents, dated as of May 18, 2012.

10.2	Indenture by and between Kraft Foods Group, Inc. and Deutsche Bank Trust Company Americas, as trustee, dated as of June 4, 2012.

10.3	Supplemental Indenture No. 1 by and between Kraft Foods Group, Inc., Kraft Foods Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, dated as of June 4, 2012.

11	Computation of Per Share Earnings.*

12	Statement regarding computation of ratios of earnings to fixed charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following materials from Kraft Foods’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Equity, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text, and (vi) document and entity information.

*	Data required by Item 601(b)(11) of Regulation S-K is provided in Note 13 to the condensed consolidated financial statements in this Report.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRAFT FOODS INC.

/S/ DAVID A. BREARTON
David A. Brearton
Executive Vice President and
Chief Financial Officer

August 3, 2012