Form 10-Q
period 2012-09-30
Mondelez International, Inc.
filed 2012-11-08
CIK 1103982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 1-16483

Mondelēz International, Inc.

(Exact name of registrant as specified in its charter)

Virginia	52-2284372
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Three Parkway North, Deerfield, Illinois	60015
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (847) 943-4000

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

At October 31, 2012, there were 1,777,088,152 shares of the registrant’s Class A common stock outstanding.

Mondelēz International, Inc.

On October 1, 2012, Kraft Foods Inc. changed its name to Mondelēz International, Inc. In this report, for all periods presented, “we,” “us,” “our,” and “Mondelēz International” refer to Mondelēz International, Inc. and subsidiaries (formerly Kraft Foods Inc. and subsidiaries). References to “Common Stock” refer to our Class A common stock.

Our condensed consolidated financial results as of September 30, 2012 and for all prior periods presented include the results of Kraft Foods Group, Inc., our previously owned North American grocery business. On October 1, 2012, we completed the spin-off of Kraft Foods Group, Inc. The spin-off and divestiture of Kraft Foods Group, Inc. have not yet been reflected in our historical results and will be presented as a discontinued operation beginning in our fourth quarter which ends on December 31, 2012. See Notes 1 and 2 for additional information on our reporting Basis of Presentation and the Spin-Off Transaction.

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of U.S. dollars, except per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net revenues	$12,909	$13,226	$39,288	$39,677
Cost of sales	8,191	8,611	25,033	25,555

Gross profit	4,718	4,615	14,255	14,122

Selling, general and administrative expenses	2,955	2,866	8,631	8,807
Asset impairment and exit costs	57	(7)	239	(7)
Amortization of intangibles	54	58	163	172

Operating income	1,652	1,698	5,222	5,150

Interest and other expense, net	864	425	1,846	1,312

Earnings before income taxes	788	1,273	3,376	3,838

Provision for income taxes	129	346	864	1,133

Net earnings	659	927	2,512	2,705

Noncontrolling interest	7	5	18	8

Net earnings attributable to Mondelēz International	$652	$922	$2,494	$2,697

Per share data:
Basic earnings per share attributable to Mondelēz International	$0.37	$0.52	$1.40	$1.53

Diluted earnings per share attributable to Mondelēz International	$0.36	$0.52	$1.40	$1.52

Dividends declared	$0.29	$0.29	$0.87	$0.87

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Earnings

(in millions of U.S. dollars)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net earnings	$659	$927	$2,512	$2,705
Other comprehensive earnings / (losses):
Currency translation adjustment:
Translation adjustment	726	(2,446)	528	(722)
Tax (expense) / benefit	17	(126)	26	–
Pension and other benefits:
Net actuarial gain / (loss) arising during period	(1,583)	(6)	(1,474)	62
Reclassification adjustment for losses / (gains) included in net earnings due to:
Amortization of experience losses and prior service costs	128	92	377	272
Settlement losses	53	31	113	67
Tax (expense) / benefit	519	(53)	379	(152)
Derivatives accounted for as hedges:
Net derivative losses	(10)	(590)	(366)	(742)
Reclassification adjustment for losses / (gains) included in net earnings	446	(9)	589	(50)
Tax (expense) / benefit	(164)	233	(93)	291

Total other comprehensive earnings / (losses)	132	(2,874)	79	(974)

Comprehensive earnings / (losses)	791	(1,947)	2,591	1,731
less: Comprehensive earnings / (losses) attributable to noncontrolling interests	14	(10)	19	8

Comprehensive earnings / (losses) attributable to Mondelēz International	$777	$(1,937)	$2,572	$1,723

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions of U.S. dollars, except share data)

(Unaudited)

	September 30,	December 31,
	2012	2011

ASSETS
Cash and cash equivalents	$3,873	$1,974
Receivables (net of allowances of $136 in 2012 and $143 in 2011)	7,110	6,361
Inventories, net	6,429	5,706
Deferred income taxes	1,074	912
Other current assets	1,031	1,249

Total current assets	19,517	16,202

Property, plant and equipment, net	14,049	13,813
Goodwill	37,531	37,297
Intangible assets, net	25,196	25,186
Prepaid pension assets	33	31
Other assets	1,453	1,308

TOTAL ASSETS	$97,779	$93,837

LIABILITIES
Short-term borrowings	$263	$182
Current portion of long-term debt	1,920	3,654
Accounts payable	5,499	5,525
Accrued marketing	2,716	2,863
Accrued employment costs	1,212	1,365
Other current liabilities	4,235	4,856

Total current liabilities	15,845	18,445

Long-term debt	27,323	23,095
Deferred income taxes	6,749	6,738
Accrued pension costs	4,107	3,597
Accrued postretirement health care costs	3,751	3,238
Other liabilities	3,326	3,396

TOTAL LIABILITIES	61,101	58,509

Commitments and Contingencies (Note 12)

EQUITY
Common Stock, no par value (1,996,537,778 shares issued in 2012 and 2011)	–	–
Additional paid-in capital	31,381	31,318
Retained earnings	18,921	18,012
Accumulated other comprehensive losses	(6,559)	(6,637)
Treasury stock, at cost	(7,192)	(7,476)

Total Mondelēz International Shareholders’ Equity	36,551	35,217
Noncontrolling interest	127	111

TOTAL EQUITY	36,678	35,328

TOTAL LIABILITIES AND EQUITY	$97,779	$93,837

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(in millions of U.S. dollars, except per share data)

(Unaudited)

	Mondelēz International Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings / (Losses)	Treasury Stock	Noncontrolling Interest	Total Equity

Balances at January 1, 2011	$–	$31,231	$16,619	$(3,890)	$(8,126)	$108	$35,942
Comprehensive earnings / (losses):
Net earnings	–	–	3,527	–	–	20	3,547
Other comprehensive losses, net of income taxes	–	–	–	(2,747)	–	(10)	(2,757)
Exercise of stock options and issuance of other stock awards	–	100	(86)	–	650	–	664
Cash dividends declared ($1.16 per share)	–	–	(2,048)	–	–	–	(2,048)
Dividends paid on noncontrolling interest and other activities	–	(13)	–	–	–	(7)	(20)

Balances at December 31, 2011	$–	$31,318	$18,012	$(6,637)	$(7,476)	$111	$35,328
Comprehensive earnings / (losses):
Net earnings	–	–	2,494	–	–	18	2,512
Other comprehensive earnings, net of income taxes	–	–	–	78	–	1	79
Exercise of stock options and issuance of other stock awards	–	63	(40)	–	284	–	307
Cash dividends declared ($0.87 per share)	–	–	(1,545)	–	–	–	(1,545)
Dividends paid on noncontrolling interest and other activities	–	–	–	–	–	(3)	(3)

Balances at September 30, 2012	$–	$31,381	$18,921	$(6,559)	$(7,192)	$127	$36,678

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions of U.S. dollars)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2012	2011

CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES
Net earnings	$2,512	$2,705
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	1,065	1,117
Stock-based compensation expense	135	137
Deferred income tax provision / (benefit)	461	(429)
Unrealized loss on discontinued cash flow hedges	436	–
Asset impairments	94	–
Other non-cash expense, net	98	6
Change in assets and liabilities:
Receivables, net	(699)	(437)
Inventories, net	(712)	(1,188)
Accounts payable	(104)	(61)
Other current assets	149	(278)
Other current liabilities	(1,284)	489
Change in pension and postretirement assets and liabilities, net	24	(396)

Net cash provided by operating activities	2,175	1,665

CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES
Capital expenditures	(1,229)	(1,281)
Proceeds from sale of property, plant and equipment and other	100	37

Net cash used in investing activities	(1,129)	(1,244)

CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES
Net issuance of short-term borrowings	81	145
Long-term debt proceeds	6,767	35
Long-term debt repaid	(4,336)	(10)
Dividends paid	(1,542)	(1,535)
Other	(142)	522

Net cash provided by / (used in) financing activities	828	(843)

Effect of exchange rate changes on cash and cash equivalents	25	(83)

Cash and cash equivalents:
Increase / (decrease)	1,899	(505)
Balance at beginning of period	1,974	2,481

Balance at end of period	$3,873	$1,976

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.  Basis of Presentation

On October 1, 2012, Kraft Foods Inc. changed its name to Mondelēz International, Inc. The condensed consolidated financial statements include Mondelēz International as well as our wholly owned and majority-owned subsidiaries. Our consolidated financial results as of September 30, 2012, and for all prior periods presented, include the results of Kraft Foods Group, Inc., our North American grocery business. The spin-off and divestiture of Kraft Foods Group, Inc. on October 1, 2012 have not yet been reflected in our historical results. See Note 2, Spin-Off Transaction, for additional information. Beginning in the fourth quarter which ends on December 31, 2012, we will present the historical results of Kraft Foods Group, Inc. as a discontinued operation and remove it from our results from continuing operations for all presented periods.

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

In the second quarter of 2011, we changed the consolidation date for certain operations of our Europe segment and in the Latin America, Central and Eastern Europe (“CEE”) and Middle East and Africa (“MEA”) regions within our Developing Markets segment. Previously, these operations primarily reported results two weeks prior to the end of the period. Subsequent to the 2011 changes, our Europe segment reports results as of the last Saturday of each period. Certain operations within our Developing Markets segment now report results as of the last calendar day of the period or the last Saturday of the period. These changes resulted in a favorable impact of approximately $360 million on net revenues and approximately $50 million on operating income in the prior-year second quarter as well as in the nine months ended September 30, 2011.

New Accounting Pronouncements:

In July 2012, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update to simplify how entities test indefinite-lived intangible assets for impairment. An entity now has the option to first assess qualitative factors to determine whether it is “more likely than not” that the asset may be impaired. If, after assessing the totality of events and circumstances, impairment is determined to be not likely, then performing the quantitative two-step impairment test would not be required. The update is effective for annual indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We plan to adopt the accounting standard update in the quarter ended December 31, 2012 ahead of our annual intangible asset impairment testing. The new guidance will not have an impact on our financial results but is expected to simplify the indefinite-lived intangible asset testing we do on an annual basis.

Subsequent Events:

We evaluated subsequent events and have reflected accounting and disclosure requirements related to material subsequent events in our financial statements and related notes.

Note 2.  Spin-Off Transaction

On October 1, 2012 (the “Distribution Date”), we completed the spin-off of our North American grocery business, Kraft Foods Group, Inc. (“Kraft Foods Group” or the “North American Grocery Business”), to our shareholders (the “Spin-Off”). We continue to hold our global snacks business (the “Global Snacks Business”). On October 1, 2012, each of our shareholders of record as of the close of business on September 19, 2012 (“the Record Date”), received one share of Kraft Foods Group common stock for every three shares of our Common Stock held as of the Record Date. The distribution was structured to be tax free to our U.S. shareholders for U.S. federal income tax purposes.

Kraft Foods Group is now an independent public company trading on The NASDAQ Global Select Market under the symbol “KRFT.” After the Spin-Off, we do not beneficially own any shares of Kraft Foods Group common stock and beginning October 1, 2012, we will no longer consolidate Kraft Foods Group within our financial results or reflect the financial results of Kraft Foods Group within our continuing results of operations.

Our historical results include one-time Spin-Off transaction, transition and financing and related costs (“Spin-Off Costs”) we have incurred to date. We recorded Spin-Off Costs of $683 million in the three months and $984 million in the nine months ended September 30, 2012. We also recorded $46 million of Spin-Off Costs in the fourth quarter of 2011. We expect to reflect all one-time Spin-Off Costs within our reported results. During 2012, we incurred the Spin-Off costs within pre-tax earnings as follows:

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2012	2012
	(in millions)

Selling, general and administrative expenses	$226	$365
Interest and other expense, net	457	619

Spin-Off Costs	$683	$984

On October 1, 2012, in connection with the completion of the Spin-Off, we also changed our name from Kraft Foods Inc. to Mondelēz International, Inc. On October 2, 2012, our shares began to trade on The NASDAQ Global Select Market, under the symbol “MDLZ.” Mondelēz International is now a standalone global snacks company and a world leader in chocolate, biscuits, gum, candy, coffee and powdered beverages.

Note 3.  Inventories

Inventories at September 30, 2012 and December 31, 2011 were:

	September 30, 2012	December 31, 2011
	(in millions)

Raw materials	$2,024	$1,800
Finished product	4,405	3,906

Inventories, net	$6,429	$5,706

Note 4.  Property, Plant and Equipment

Property, plant and equipment at September 30, 2012 and December 31, 2011 were:

	September 30, 2012	December 31, 2011
	(in millions)

Land and land improvements	$764	$768
Buildings and building improvements	5,118	4,997
Machinery and equipment	17,641	16,934
Construction in progress	1,365	1,233

	24,888	23,932
Accumulated depreciation	(10,839)	(10,119)

Property, plant and equipment, net	$14,049	$13,813

Note 5.  Goodwill and Intangible Assets

Goodwill by reportable segment at September 30, 2012 and December 31, 2011 was:

	September 30,	December 31,
	2012	2011
	(in millions)

North America:
U.S. Beverages	$1,290	$1,290
U.S. Cheese	3,000	3,000
U.S. Convenient Meals	985	985
U.S. Grocery	3,046	3,046
U.S. Snacks	9,125	9,125
Canada & N.A. Foodservice	3,488	3,385
Europe	9,085	9,003
Developing Markets	7,512	7,463

Goodwill	$37,531	$37,297

Intangible assets at September 30, 2012 and December 31, 2011 were:

	September 30,	December 31,
	2012	2011
	(in millions)

Non-amortizable intangible assets	$23,022	$22,859
Amortizable intangible assets	2,863	2,853

	25,885	25,712
Accumulated amortization	(689)	(526)

Intangible assets, net	$25,196	$25,186

Non-amortizable intangible assets consist substantially of brand names purchased through our acquisitions of Nabisco Holdings Corp., the Spanish and Portuguese operations of United Biscuits, the global LU biscuit business of Groupe Danone S.A. and Cadbury Limited. Amortizable intangible assets consist primarily of trademark licenses, customer-related intangibles, process technology and non-compete agreements. At September 30, 2012, the weighted-average life of our amortizable intangible assets was 13.2 years.

Amortization expense was $54 million for the three months and $163 million for the nine months ended September 30, 2012 and $58 million for the three months and $172 million for the nine months ended September 30, 2011. We currently estimate annual amortization expense for each of the next five years to be approximately $216 million.

The movements in goodwill and intangible assets were:

		Intangible
	Goodwill	Assets, at Cost
	(in millions)

Balance at January 1, 2012	$37,297	$25,712
Changes due to:
Foreign currency	234	187
Asset impairments	–	(20)
Other	–	6

Balance at September 30, 2012	$37,531	$25,885

During the three months ended March 31, 2012, we recorded an impairment charge of $20 million within asset impairment and exit costs for the impairment of an intangible asset in Japan.

Note 6.  2012-2014 Restructuring Program

On March 14, 2012, our Board of Directors approved $1.1 billion of restructuring and related implementation costs (“2012-2014 Restructuring Program”) reflecting primarily severance, asset disposals and other manufacturing-related one-time costs. The primary objective of the restructuring and implementation activities is to ensure that both Kraft Foods Group and Mondelēz International were each set up to operate efficiently and execute their business strategies upon separation of the companies and in the future. On October 23, 2012, our Board of Directors approved $400 million of additional restructuring and related implementation programs within Mondelēz International’s U.S. and European operations, totaling $1.5 billion of total expected 2012-2014 Restructuring Program costs.

Of the $1.5 billion of 2012-2014 Restructuring Program costs, Kraft Foods Group has or expects to incur approximately $575 million of restructuring and implementation costs. As such, these costs will not be included within our results of continuing operations in future periods. We will retain approximately $925 million of the 2012-2014 Restructuring Program.

Restructuring Costs:

On a consolidated historical basis, we recorded restructuring charges of $57 million in the three months and $218 million in the nine months ended September 30, 2012 within asset impairment and exit costs. We spent $19 million in the three months and $61 million in the nine months ended September 30, 2012 in cash severance and related costs. We also recognized non-cash pension plan settlement losses (see Note 10, Pension, Postretirement and Postemployment Benefit Plans) and non-cash asset write-downs (including accelerated depreciation and asset impairments) totaling $38 million in the three months and $112 million in the nine months ended September 30, 2012. At September 30, 2012, a $45 million restructuring liability was recorded within other current liabilities.

	Severance and related costs	Asset Write-downs	Total
	(in millions)

Liability balance, January 1, 2012	$–	$–	$–
Charges	143	75	218
Cash spent	(61)	–	(61)
Non-cash settlements	(37)	(75)	(112)

Liability balance, September 30, 2012	$45	$–	$45

Implementation Costs:

Implementation costs are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. We believe the disclosure of implementation costs provides readers of our financial statements greater transparency to the total costs of our 2012-2014 Restructuring Program. On a consolidated historical basis, we recorded implementation costs of $12 million in the three months and $20 million in the nine months ended September 30, 2012 within cost of sales and selling, general and administrative expense across our North American segments. These costs primarily include reorganization costs related to our sales function and the optimization of information systems infrastructure.

Restructuring and Implementation Costs by Segment:

During the three and nine months ended September 30, 2012, we recorded restructuring and implementation costs within our consolidated segment operating income as follows:

	For the Three Months Ended September 30, 2012
	Restructuring	Implementation
	Costs	Costs	Total
	(in millions)

North America:
U.S. Beverages	$19	$5	$24
U.S. Cheese	10	1	11
U.S. Convenient Meals	5	1	6
U.S. Grocery	6	1	7
U.S. Snacks	14	3	17
Canada & N.A. Foodservice	1	1	2
Europe	–	–	–
Developing Markets	2	–	2

Total	$57	$12	$69

	For the Nine Months Ended September 30, 2012
	Restructuring	Implementation
	Costs	Costs	Total
	(in millions)

North America:
U.S. Beverages	$35	$6	$41
U.S. Cheese	54	2	56
U.S. Convenient Meals	16	2	18
U.S. Grocery	22	2	24
U.S. Snacks	57	6	63
Canada & N.A. Foodservice	27	2	29
Europe	–	–	–
Developing Markets	7	–	7

Total	$218	$20	$238

Note 7.  Integration Program

As a result of our combination with Cadbury Limited (formerly, Cadbury plc or “Cadbury”) in 2010, we launched an integration program to realize expected annual cost savings of approximately $800 million by the end of 2013 and revenue synergies from investments in distribution, marketing and product development. In order to achieve these cost savings and synergies and combine and integrate the two businesses, we expect to incur total integration charges of approximately $1.5 billion through the end of 2013 (the “Integration Program”).

Integration Program costs include the costs associated with combining the Cadbury operations within our Global Snacks Business and are separate from the costs related to the acquisition. Since the inception of the Integration Program, we have incurred approximately $1.3 billion of the estimated $1.5 billion total integration charges.

Changes in the Integration Program liability during the nine months ended September 30, 2012 were (in millions):

2012
Balance at January 1, 2012	$346
Charges	64
Cash spent	(184)
Currency / other	(4)

Balance at September 30, 2012	$222

We recorded Integration Program charges of $29 million during the three months and $107 million during the nine months ended September 30, 2012. During the three months ended September 30, 2012, we also reversed $43 million of Integration Program charges previously accrued in the fourth quarter of 2010 primarily related to planned and announced position eliminations that did not occur within our Europe segment. The reversal was based on final negotiations with local workers councils, the majority of which were concluded in April 2012. In 2011, we recorded Integration Program charges of $112 million for the three months and $352 million for the nine months ended September 30, 2011. We recorded these charges in operations, as a part of selling, general and administrative expenses primarily within our Europe and Developing Markets segments, as well as within general corporate expenses.

Note 8.  Debt

Borrowing Arrangements:

On March 8, 2012, in connection with the Spin-Off, Kraft Foods Group entered into a $4.0 billion 364-day senior unsecured revolving credit facility that was set to expire on March 7, 2013. On July 18, 2012, we reduced the unused commitment under the facility to $1.4 billion of borrowing capacity. On September 24, 2012, after substantially completing the Kraft Foods Group Spin-Off financing plans, Kraft Foods Group paid the accrued facility fees and terminated the revolving credit agreement.

On May 18, 2012, in connection with the Spin-Off, Kraft Foods Group entered into a $3.0 billion five-year senior unsecured revolving credit facility that expires on May 17, 2017. Borrowings under the facility bear interest at a variable rate based on the London Inter-Bank Offered Rate (“LIBOR”) or a defined base rate, at the election of Kraft Foods Group plus an applicable margin based on certain debt credit ratings before or after the Spin-Off. Prior to the Spin-Off, we guaranteed any borrowings against this facility. As of September 30, 2012 and through the Spin-Off date, no amounts were drawn on this credit facility and as of the Spin-Off date, we no longer are a guarantor on the credit facility.

Long-Term Debt:

On January 10, 2012, we issued $800 million of floating rate notes which bear interest equal to the three-month LIBOR plus 0.875%. We received net proceeds of $798.8 million from the issuance. The notes were set to mature on July 10, 2013 or subject to a mandatory redemption tied to the public announcement of the Record Date for the Spin-Off. After announcing the Record Date, on September 24, 2012, the notes were redeemed at a redemption price equal to 100% of the aggregate principal amount of the notes, or $800 million, plus accrued and unpaid interest of $2 million.

On June 1, 2012, $900 million of our 6.25% notes matured and were repaid primarily from commercial paper borrowings which were subsequently repaid from proceeds received from the Kraft Foods Group $6.0 billion notes issued on June 4, 2012.

On June 4, 2012, Kraft Foods Group issued $6.0 billion of senior unsecured notes at a weighted-average effective rate of 3.938%. The net proceeds of $5.9 billion were used to pay $3.6 billion of outstanding commercial paper borrowings and we expect to use the remaining cash proceeds to pay down additional debt over time. Kraft Foods Group also recorded approximately $260 million of deferred financing costs which will be recognized in interest expense over the life of the notes. The general terms of the $6.0 billion notes are:

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

On August 30, 2012, we extended the term of a $150 million Canadian dollar loan (or $152 million in U.S. dollars as of September 30, 2012) to October 2, 2012 and paid off the loan on October 2, 2012.

On October 1, 2012, in connection with finalizing the Spin-Off and related debt capitalization plan for Kraft Foods Group, approximately $400 million of our 7.55% senior unsecured notes was retained by Kraft Foods Group. No cash was generated from the transaction which will also be reflected in our consolidated financial statements in the fourth quarter ended December 31, 2012.

Fair Value of Our Debt:

The fair value of our short-term borrowings at September 30, 2012 and December 31, 2011 reflects current market interest rates and approximates the amounts we have recorded on our condensed consolidated balance sheet. The fair value of our long-term debt was determined using quoted prices in active markets for the publicly traded debt obligations (Level 1 valuation data). At September 30, 2012, the aggregate fair value of our total debt was $34,789 million and its carrying value was $29,506 million. At December 31, 2011, the aggregate fair value of our total debt was $31,113 million and its carrying value was $26,931 million.

Note 9.  Stock Plans

Restricted and Deferred Stock:

In January 2012, in connection with our long-term incentive plan, we granted 1.3 million shares of restricted and deferred stock at a market value of $37.63 per share. In February 2012, as part of our annual equity program, we issued 2.2 million shares of restricted and deferred stock to eligible employees at a market value of $38.00 per share. During the nine months ended September 30, 2012, we issued 0.8 million of additional restricted and deferred shares with a weighted-average market value of $31.66 per share primarily in connection with our 2009 long-term incentive plan performance based awards which were issued and vested during the first quarter of 2012. In aggregate, we issued 4.3 million restricted and deferred shares during the nine months ended September 30, 2012 with a weighted-average market value of $36.69 per share. During the nine months ended September 30, 2012, 4.9 million shares of restricted and deferred stock vested at a market value of $186 million.

Stock Options:

In February 2012, as part of our annual equity program, we granted 12.8 million stock options to eligible employees at an exercise price of $38.00 per share. During the nine months ended September 30, 2012, we issued 0.7 million of additional stock options with a weighted-average exercise price of $38.13 per share. In aggregate, we granted 13.5 million stock options during the nine months ended September 30, 2012 at a weighted-average exercise price of $38.00 per share at the time of grant. During the nine months ended September 30, 2012, there were 7.2 million stock options exercised with a total intrinsic value of $84 million.

In connection with the Spin-Off and separation of Kraft Foods Group, restricted and deferred stock awards (excluding long-term incentive plan awards) and employee stock option awards were modified and converted into new equity awards using a formula designed to preserve the fair value of the awards immediately prior to the Spin-Off. On October 1, 2012, holders of restricted and deferred stock awards received one share of Kraft Foods Group restricted or deferred shares for every three restricted or deferred shares they held prior to the Record Date. Holders of stock options awards received Mondelēz International stock options to purchase the same number of shares of Mondelēz International common stock at a reduced exercise price and one new Kraft Foods Group stock option for every three Mondelēz International stock options to preserve the fair value of the overall awards granted. Long-term incentive plan awards held by Kraft Foods Group employees were converted to Kraft Foods Group awards. Long-term incentive plan awards held by Mondelēz International employees will remain Mondelēz International awards. The underlying performance conditions for the Mondelēz International long-term incentive plan awards were modified and are consistent with our original performance targets adjusted to reflect our standalone business.

Note 10.  Pension, Postretirement and Postemployment Benefit Plans

Pension Plans

Components of Net Periodic Pension Cost:

Net periodic pension cost for the three and nine months ended September 30, 2012 and 2011 consisted of:

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended		For the Three Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in millions)

Service cost	$42	$36	$41	$39
Interest cost	85	91	108	116
Expected return on plan assets	(113)	(123)	(126)	(135)
Amortization:
Net loss from experience differences	83	57	31	26
Prior service cost	1	2	1	–
Settlement losses(1)	53	31	–	7

Net periodic pension cost	$151	$94	$55	$53

	U.S. Plans		Non-U.S. Plans
	For the Nine Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in millions)

Service cost	$123	$109	$131	$129
Interest cost	261	273	327	347
Expected return on plan assets	(341)	(371)	(383)	(405)
Amortization:
Net loss from experience differences	237	169	99	76
Prior service cost	5	5	2	1
Settlement losses(1)	113	67	–	7

Net periodic pension cost	$398	$252	$176	$155

(1)	Includes approximately $19 million for the three months and $38 million for the nine months ended September 30, 2012 of settlement losses related to employees who elected to take lump-sum payments in connection with our 2012-2014 Restructuring Program. These costs are reflected within asset impairments and exit costs on the condensed consolidated statement of earnings and within the charges related to severance and related costs in Note 6, 2012-2014 Restructuring Program.

Employer Contributions:

We make contributions to our U.S. and non-U.S. pension plans primarily to the extent that they are tax deductible and do not generate an excise tax liability. During the three months ended September 30, 2012, we contributed $325 million to our U.S. plans, including $315 million of voluntary contributions made ahead of the Spin-Off, and $65 million to our non-U.S. Plans. During the first nine months of 2012, we contributed $347 million to our U.S. plans and $247 million to our non-U.S. plans. Based on current tax law, we plan to make further contributions of approximately $8 million to our U.S. plans and approximately $178 million to our non-U.S. plans during the remainder of 2012. However, our actual contributions may differ due to many factors, including changes in tax and other benefit laws, or significant differences between expected and actual pension asset performance or interest rates.

Postretirement Benefit Plans

Net postretirement health care costs during the three and nine months ended September 30, 2012 and 2011 consisted of:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in millions)		(in millions)

Service cost	$11	$10	$30	$28
Interest cost	38	42	117	125
Amortization:
Net loss from experience differences	22	15	62	46
Prior service credit	(10)	(8)	(28)	(24)
Other(1)	23	–	23	–

Net postretirement health care costs	$84	$59	$204	$175

(1)	In August 2012, we recorded a $23 million unfunded U.S. postretirement plan obligation related to long-term disability benefits.

Postemployment Benefit Plans

Net postemployment costs during the three and nine months ended September 30, 2012 and 2011 consisted of:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)		(in millions)

Service cost	$3	$2	$10	$7
Interest cost	2	2	6	7
Amortization of net gains	–	–	–	(1)
Other	(3)	–	(3)	–

Net postemployment costs	$2	$4	$13	$13

Note 11.  Financial Instruments

See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2011 for additional information on our accounting and purpose for entering into derivatives and our overall risk management strategies.

Fair Value of Derivative Instruments:

Derivative instruments were recorded at fair value in the condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011 as follows:

	September 30, 2012		December 31, 2011
	Asset	Liability	Asset	Liability
	Derivatives	Derivatives	Derivatives	Derivatives
	(in millions)

Derivatives designated as hedging instruments:
Foreign exchange contracts	$12	$22	$76	$5
Commodity contracts	34	31	14	27
Interest rate contracts	–	–	2	519

	$46	$53	$92	$551

Derivatives not designated as hedging instruments:
Foreign exchange contracts	$12	$24	$13	$5
Commodity contracts	191	124	392	372
Interest rate contracts	91	495	86	51

	$294	$643	$491	$428

Total fair value	$340	$696	$583	$979

The fair value of our asset derivatives is recorded within other current assets and the fair value of our liability derivatives is recorded within other current liabilities.

The fair value (asset / (liability)) of our derivative instruments at September 30, 2012 was determined using:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	Total	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(in millions)

Foreign exchange contracts	$(22)	$–	$(22)	$–
Commodity contracts	70	67	3	–
Interest rate contracts	(404)	–	(404)	–

Total derivatives	$(356)	$67	$(423)	$–

The fair value (asset / (liability)) of our derivative instruments at December 31, 2011 was determined using:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	Total	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(in millions)

Foreign exchange contracts	$79	$–	$79	$–
Commodity contracts	7	(41)	48	–
Interest rate contracts	(482)	–	(482)	–

Total derivatives	$(396)	$(41)	$(355)	$–

Level 2 financial assets and liabilities consist of commodity forwards and options; foreign exchange forwards and options; currency swaps; and interest rate swaps. Commodity derivatives are valued using an income approach based on the observable market commodity index prices less the contract rate multiplied by the notional amount or based on pricing models that rely on market observable inputs such as commodity prices. Foreign currency contracts are valued using an income approach based on observable market forward rates less the contract rate multiplied by the notional amount. Our calculation of the fair value of interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the observable market interest rate curve. Our calculation of the fair value of financial instruments takes into consideration the risk of nonperformance, including counterparty credit risk.

Derivative Volume:

The net notional values of our derivative instruments as of September 30, 2012 and December 31, 2011 were:

	Notional Amount
	September 30,	December 31,
	2012	2011
	(in millions)
Foreign exchange contracts:
Intercompany loans and forecasted interest payments	$3,320	$1,982
Forecasted transactions	2,246	1,181
Commodity contracts	1,289	1,287
Interest rate contracts	2,355	4,872
Net investment hedge – euro notes	1,093	3,694
Net investment hedge – pound sterling notes	1,051	1,010

Cash Flow Hedges:

Cash flow hedge activity, net of taxes, within accumulated other comprehensive earnings / (losses) included:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in millions)		(in millions)

Accumulated gain / (loss) at beginning of period	$(439)	$(56)	$(297)	$79
Transfer of realized losses / (gains) in fair value to earnings	277	(1)	352	(18)
Unrealized gain / (loss) in fair value	(5)	(365)	(222)	(483)

Accumulated gain / (loss) at September 30	$(167)	$(422)	$(167)	$(422)

After-tax gains / (losses) recognized in other comprehensive earnings / (losses) were:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in millions)		(in millions)
Foreign exchange contracts – intercompany loans	$–	$–	$–	$1
Foreign exchange contracts – forecasted transactions	(12)	59	(12)	(14)
Commodity contracts	7	(33)	(28)	(37)
Interest rate contracts	–	(391)	(182)	(433)

Total	$(5)	$(365)	$(222)	$(483)

After-tax gains / (losses) reclassified from accumulated other comprehensive earnings / (losses) into net earnings were:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in millions)		(in millions)
Foreign exchange contracts – forecasted transactions	$15	$(12)	$63	$(45)
Commodity contracts	(14)	13	(39)	64
Interest rate contracts	(278)	–	(376)	(1)

Total	$(277)	$1	$(352)	$18

Pre-tax gains / (losses) on ineffectiveness recognized in net earnings were:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in millions)		(in millions)
Foreign exchange contracts	$–	$–	$–	$–
Commodity contracts	3	(2)	(3)	2
Interest rate contracts	–	4	(23)	(2)

Total	$3	$2	$(26)	$–

Pre-tax gains / (losses) on amounts excluded from effectiveness testing recognized in net earnings were:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in millions)		(in millions)
Foreign exchange contracts	$–	$–	$–	$–
Commodity contracts	(4)	4	(3)	4
Interest rate contracts	(436)	–	(566)	–

Total	$(440)	$4	$(569)	$4

During the three months ended September 30, 2012, we recognized a loss of $436 million in interest and other expense, net, related to recognizing certain forward-starting interest rate swaps in net earnings as we no longer plan to refinance the related debt in the future as a result of raising sufficient cash proceeds to repay the debt this year in connection with the Spin-Off and related financing plans. In October 2012, we paid approximately $425 million to terminate several interest rate swaps. In October 2012, we also entered into several interest rate swap agreements for a combined notional amount of $1.5 billion in debt we expect to secure in a future period and in order to hedge the related interest payments over a 10-30 year period. During the three months ended March 31, 2012, we recognized a $130 million loss in interest and other expense, net, related to certain forward-starting interest rate swaps for which the planned timing of the related forecasted debt was changed in March 2012 in connection with our Spin-Off plans and related debt capitalization plans.

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

We expect to transfer unrealized losses of $7 million (net of taxes) for commodity cash flow hedges, unrealized losses of $7 million (net of taxes) for foreign currency cash flow hedges and unrealized losses of $9 million (net of taxes) for interest rate cash flow hedges to earnings during the next 12 months.

Hedge Coverage:

As of September 30, 2012, we hedged transactions forecasted to impact cash flows over the following periods:

•	commodity transactions for periods not exceeding the next 14 months;
•	interest rate transactions for periods not exceeding the next 29 years and 8 months; and
•	foreign currency transactions for periods not exceeding the next 11 months.

Economic Hedges:

Pre-tax gains / (losses) recorded in net earnings for economic hedges which are not designated as hedging instruments were:

	For the Three Months Ended		For the Nine Months Ended		Location of Gain / (Loss)
	September 30,		September 30,		Recognized
	2012	2011	2012	2011	in Earnings
	(in millions)		(in millions)

Foreign exchange contracts:
Intercompany loans and forecasted interest payments	$13	$20	$64	$(18)	Interest expense
Forecasted transactions	(8)	15	10	9	Cost of sales
Forecasted transactions	–	(2)	(17)	3	Interest expense
Interest rate contracts	2	(3)	2	(4)	Interest expense
Commodity contracts	111	40	177	195	Cost of sales

Total	$118	$70	$236	$185

Hedges of Net Investments in Foreign Operations:

After-tax gains / (losses) related to hedges of net investments in foreign operations in the form of euro and pound sterling-denominated debt were:

					Location of
	For the Three Months Ended		For the Nine Months Ended		Gain / (Loss)
	September 30,		September 30,		Recorded in
	2012	2011	2012	2011	AOCI
	(in millions)		(in millions)

Euro notes	$(10)	$202	$(23)	$(1)	Currency Translation Adjustment
Pound sterling notes	(19)	19	(26)	1	Currency Translation Adjustment

Note 12.  Commitments and Contingencies

Legal Proceedings:

We routinely are involved in legal proceedings, claims and governmental inspections or investigations (“Legal Matters”) arising in the ordinary course of our business.

On March 1, 2011, the Starbucks Coffee Company (“Starbucks”) took control of the Starbucks packaged coffee business (“Starbucks CPG business”) in grocery stores and other channels. Starbucks did so without our authorization and in what we contend is a violation and breach of our license and supply agreement with Starbucks related to the Starbucks CPG business. The dispute is in arbitration in Chicago, Illinois. We are seeking appropriate remedies, including payment of the fair market value of the supply and license agreement, plus the premium this agreement specifies, prejudgment interest under New York law and attorney’s fees. Starbucks has counterclaimed for damages. Testimony and post-hearing briefing in the arbitration proceeding are completed, and we await the arbitrator’s decision. Kraft Foods Group remains the named party in the proceeding. Under the Separation and Distribution Agreement between Kraft Foods Group and us, Kraft Foods Group will direct any recovery awarded in the arbitration proceeding to us. We will reimburse Kraft Foods Group for any costs and expenses it incurs in connection with the arbitration.

While we cannot predict with certainty the results of any Legal Matters in which we are currently involved, we do not expect that the ultimate costs to resolve any of these Legal Matters individually and in the aggregate will have a material adverse effect on our financial results.

Third-Party Guarantees:

We have third-party guarantees primarily covering the long-term obligations of our vendors. As part of those transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At September 30, 2012, the carrying amount of our third-party guarantees on our condensed consolidated balance sheet and the maximum potential payment under these guarantees was $22 million. Substantially all of these guarantees expire at various times through 2018.

As of September 30, 2012, we and three of our indirect wholly owned subsidiaries are joint and several guarantors of $1.0 billion of indebtedness issued by an unrelated third party, Cadbury Schweppes US Finance LLC, and maturing on October 1, 2013. Following the Spin-Off, one of the guarantors of this indebtedness became an indirect wholly owned subsidiary of Kraft Foods Group. We have agreed to indemnify Kraft Foods Group pursuant to a separation and distribution agreement, in the event its subsidiary is called upon to satisfy its obligation under the guarantee.

Note 13.  Income Taxes

As of January 1, 2012, our unrecognized tax benefits were $1,538 million. If we had recognized all of these benefits, the net impact on our income tax provision would be $1,317 million. Our unrecognized tax benefits decreased $187 million during the nine months ended September 30, 2012 for decreases based on prior year tax positions and settlements with taxing authorities, partially offset by additions based on current year tax positions. As of September 30, 2012, our unrecognized tax benefits were $1,351 million. If we had recognized all of these benefits, the net impact on our income tax provision would be $1,197 million.

The amount of unrecognized tax benefits as of September 30, 2012 could decrease by approximately $35—$60 million during the next 12 months due to audit settlements and the expiration of statutes of limitations in various jurisdictions.

Our income tax returns are regularly examined by federal and various state and foreign tax authorities. In July 2012, we reached a final resolution on a federal tax audit of the 2004-2006 tax years. The U.S. federal statute of limitations remains open for all tax periods beginning with the 2007 tax year and we are currently under examination for the 2007-2009 tax years. Our income tax filings are also currently under examination by taxing authorities in various U.S. state and foreign jurisdictions. U.S. state and foreign jurisdictions have statutes of limitations generally ranging from three to five years, however these statutes are often extended by mutual agreement with the tax authorities. Years still open to examination by foreign tax authorities in major jurisdictions include (earliest open tax year in parentheses): Germany (2005), Brazil (2006), Canada (2005), France (2009), United Kingdom (2006), Australia (2008), Russia (2010) and India (2003).

Note 14.  Earnings Per Share

Basic and diluted earnings per share (“EPS”) were calculated using the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in millions, except per share data)

Net earnings	$659	$927	$2,512	$2,705
Noncontrolling interest	7	5	18	8

Net earnings attributable to Mondelēz International	$652	$922	$2,494	$2,697

Weighted-average shares for basic EPS	1,779	1,770	1,776	1,763
Plus incremental shares from assumed conversions of stock options and long-term incentive plan shares	10	7	10	7

Weighted-average shares for diluted EPS	1,789	1,777	1,786	1,770

Basic earnings per share attributable to Mondelēz International	$0.37	$0.52	$1.40	$1.53

Diluted earnings per share attributable to Mondelēz International	$0.36	$0.52	$1.40	$1.52

We exclude antidilutive Mondelēz International stock options from our calculation of weighted-average shares for diluted EPS. We excluded 8.8 million antidilutive stock options for the three months and 10.6 million antidilutive stock options for the nine months ended September 30, 2012, and we excluded 10.2 million antidilutive stock options for the three months and 13.5 million antidilutive stock options for the nine months ended September 30, 2011.

Note 15.  Segment Reporting

We manage and report operating results through three geographic units: North America, Europe and Developing Markets. We manage the operations of North America and Europe by product category and we manage the operations of Developing Markets by location. Our reportable segments reflect our organization as of September 30, 2012 and consist of U.S. Beverages, U.S. Cheese, U.S. Convenient Meals, U.S. Grocery, U.S. Snacks, Canada & N.A. Foodservice, Europe and Developing Markets. In conjunction with the Spin-Off and divestiture of Kraft Foods Group, beginning on October 1, 2012, the following segments will no longer be included within our results of continuing operations: U.S. Beverage, U.S. Cheese, U.S. Convenient Meals, U.S. Grocery and the Kraft Foods Group portions of the following segments: Canada & N.A. Foodservice, U.S. Snacks (Planters and Corn Nuts brands and businesses) and Developing Markets (Puerto Rico grocery operations and North American grocery export sales).

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

Our segment net revenues and earnings consisted of:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in millions)

Net revenues:
North America:
U.S. Beverages	$682	$681	$2,168	$2,281
U.S. Cheese	917	902	2,749	2,651
U.S. Convenient Meals	891	863	2,601	2,536
U.S. Grocery	898	836	2,739	2,603
U.S. Snacks	1,621	1,579	4,716	4,581
Canada & N.A. Foodservice	1,286	1,272	3,725	3,735
Europe	2,849	3,099	9,004	9,640
Developing Markets	3,765	3,994	11,586	11,650

Net revenues	$12,909	$13,226	$39,288	$39,677

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in millions)

Earnings before income taxes:
Operating income:
North America:
U.S. Beverages	$76	$101	$308	$400
U.S. Cheese	159	145	482	422
U.S. Convenient Meals	116	105	338	309
U.S. Grocery	284	292	974	963
U.S. Snacks	241	221	643	606
Canada & N.A. Foodservice	191	171	491	510
Europe	415	334	1,195	1,057
Developing Markets	539	582	1,608	1,505
Unrealized gains / (losses) on hedging activities	54	(4)	101	(42)
Certain U.S. pension plan costs	(90)	(57)	(237)	(143)
General corporate expenses	(279)	(134)	(518)	(265)
Amortization of intangibles	(54)	(58)	(163)	(172)

Operating income	1,652	1,698	5,222	5,150
Interest and other expense, net	864	425	1,846	1,312

Earnings before income taxes	$788	$1,273	$3,376	$3,838

On March 1, 2011, Starbucks took control of the Starbucks CPG business in grocery stores and other channels. Starbucks did so without our authorization and in what we contend is a violation and breach of our license and supply agreement with Starbucks related to the Starbucks CPG business. The results of the Starbucks CPG Business were included primarily in our U.S. Beverage and Canada & N.A. Foodservice segments through March 1, 2011. The dispute is in arbitration in Chicago, Illinois. We are seeking appropriate remedies, including payment of the fair market value of the supply and license agreement, plus the premium this agreement specifies, prejudgment interest under New York law and attorney’s fees. Starbucks has counterclaimed for damages. Testimony and post-hearing briefing in the arbitration proceeding are completed, and we await the arbitrator’s decision. Kraft Foods Group remains the named party in the proceeding. Under the Separation and Distribution Agreement between Kraft Foods Group and us, Kraft Foods Group will direct any recovery awarded in the arbitration proceeding to us. We will reimburse Kraft Foods Group for any costs and expenses it incurs in connection with the arbitration.

In March 2012, we divested a property of a Developing Markets subsidiary located in Russia for approximately $72 million in net proceeds and recorded a $55 million pre-tax gain within selling, general and administrative expenses.

Net changes in unrealized gains / (losses) on hedging activities were favorable, primarily related to gains on foreign currency contracts and commodity hedging activity of $54 million for the three months ended September 30, 2012, and were unfavorable due to losses of $4 million for the three months ended September 30, 2011. Net changes in unrealized gains / (losses) on hedging activities were favorable, primarily related to gains on foreign currency contracts and commodity hedging activity of $101 million for the nine months ended September 30, 2012, and were unfavorable due to losses of $42 million for the nine months ended September 30, 2011.

In connection with our 2012-2014 Restructuring Program, we recorded restructuring charges of $57 million for the three months and $218 million for the nine months ended September 30, 2012. We also recorded implementation costs of $12 million for the three months and $20 million for the nine months ended September 30, 2012. We recorded the restructuring charges in operations, as a part of asset impairment and exit costs, and recorded the implementation costs in operations, as a part of cost of sales and selling, general and administrative expenses. These charges are recorded primarily within our North America geographic unit.

In September 2012, we recorded a $38 million benefit within our Europe segment related to the reversal of reserves carried over from the Cadbury acquisition in 2010 and not required.

We recorded Integration Program charges of $29 million during the three months and $107 million during the nine months ended September 30, 2012. During the three months ended September 30, 2012, we also reversed $43 million of Integration Program charges previously accrued in the fourth quarter of 2010 primarily related to planned and announced position eliminations that did not occur within our Europe segment. The reversal was based on final negotiations with local workers councils, the majority of which were concluded in April 2012. In 2011, we recorded Integration Program charges of $112 million for the three months and $352 million for the nine months ended September 30, 2011. We recorded these charges in operations, as a part of selling, general and administrative expenses primarily within our Europe and Developing Markets segments, as well as within general corporate expenses.

The increase in general corporate expenses for the three months ended September 30, 2012 was due primarily to $201 million of Spin-Off Costs within general corporate expenses, partially offset by lower Integration Program costs. The increase in general corporate expenses for the nine months ended September 30, 2012 was due primarily to $340 million of Spin-Off Costs within general corporate expenses, partially offset by lower Integration Program costs.

The increase in interest and other expense, net for the three months ended September 30, 2012 was due primarily to $457 million of Spin-Off Costs within interest expense. The increase in interest and other expense, net for the nine months ended September 30, 2012 was due primarily to $619 million of Spin-Off Costs within interest expense.

Net revenues by consumer sector, which includes Kraft macaroni and cheese dinners in the Convenient Meals sector and the separation of Canada & N.A. Foodservice, Europe and Developing Markets into sector components, were:

	For the Three Months Ended September 30, 2012
	North America	Europe	Developing Markets	Total
	(in millions)

Biscuits	$1,563	$575	$876	$3,014
Confectionery	479	1,246	1,792	3,517
Beverages	815	645	646	2,106
Cheese	1,356	250	241	1,847
Grocery	745	72	178	995
Convenient Meals	1,337	61	32	1,430

Total net revenues	$6,295	$2,849	$3,765	$12,909

	For the Three Months Ended September 30, 2011(1)
	North America	Europe	Developing Markets	Total
	(in millions)

Biscuits	$1,502	$638	$888	$3,028
Confectionery	500	1,286	1,948	3,734
Beverages	799	727	709	2,235
Cheese	1,319	288	249	1,856
Grocery	749	84	169	1,002
Convenient Meals	1,264	76	31	1,371

Total net revenues	$6,133	$3,099	$3,994	$13,226

	For the Nine Months Ended September 30, 2012
	North America	Europe	Developing Markets	Total
	(in millions)

Biscuits	$4,567	$1,808	$2,601	$8,976
Confectionery	1,328	3,854	5,483	10,665
Beverages	2,584	2,125	2,142	6,851
Cheese	4,005	790	743	5,538
Grocery	2,387	232	523	3,142
Convenient Meals	3,827	195	94	4,116

Total net revenues	$18,698	$9,004	$11,586	$39,288

	For the Nine Months Ended September 30, 2011(1)
	North America	Europe	Developing Markets	Total
	(in millions)

Biscuits	$4,358	$1,950	$2,492	$8,800
Confectionery	1,380	4,042	5,703	11,125
Beverages	2,696	2,260	2,158	7,114
Cheese	3,882	890	724	5,496
Grocery	2,403	271	477	3,151
Convenient Meals	3,668	227	96	3,991

Total net revenues	$18,387	$9,640	$11,650	$39,677

(1)	We reclassified certain sector net revenues for the three and nine months ended September 30, 2011 to conform to the current year presentation.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Completed Spin-Off Transaction

On October 1, 2012 (the “Distribution Date”), we completed the spin-off of our North American grocery business, Kraft Foods Group, Inc. (“Kraft Foods Group” or the “North American Grocery Business”), to our shareholders (the “Spin-Off”). We continue to hold our global snacks business (the “Global Snacks Business.”) On October 1, 2012, each of our shareholders of record as of the close of business on September 19, 2012 (“the Record Date”) received one share of Kraft Foods Group common stock for every three shares of our Common Stock held as of the Record Date. The distribution was structured to be tax free to our U.S. shareholders for U.S. federal income tax purposes.

Kraft Foods Group is now an independent public company trading on The NASDAQ Global Select Market under the symbol “KRFT.” After the Spin-Off, we do not beneficially own any shares of Kraft Foods Group common stock.

On October 1, 2012, in connection with the completion of the Spin-Off, we also changed our name from Kraft Foods Inc. to Mondelēz International, Inc. On October 2, 2012, our shares began to trade on The NASDAQ Global Select Market, under the symbol “MDLZ.” Mondelēz International is now a standalone global snacks company and a world leader in chocolate, biscuits, gum, candy, coffee and powdered beverages.

Basis of Presentation

Our condensed consolidated financial results as of September 30, 2012 and for all prior periods presented include the results of Kraft Foods Group. The October 1, 2012 Spin-Off and divestiture of Kraft Foods Group have not yet been reflected in our historical results and will be presented as a discontinued operation beginning in our fourth quarter which ends on December 31, 2012.

Summary of Results and Other Highlights

•

Net revenues decreased 2.4% to $12.9 billion in the third quarter of 2012 and decreased 1.0% to $39.3 billion in the first nine months of 2012 as compared to the same period in the prior year. Our reported net revenues were significantly impacted by unfavorable foreign currency and the lapping of prior-year accounting calendar changes.

•

Organic Net Revenues, a non-GAAP financial measure we use to evaluate our underlying results (see our reconciliation with net revenues and a discussion of our non-GAAP financial measures later in this section), increased 2.1% to $13.5 billion in the third quarter of 2012 and increased 3.9% to $40.8 billion in the first nine months of 2012 as compared to the same period in prior year. Organic Net Revenues is on a constant currency basis and excludes the impact of accounting calendar changes and the Starbucks CPG business in the prior year.

•

Diluted EPS attributable to Mondelēz International decreased 30.8% to $0.36 in the third quarter of 2012 as compared to $0.52 from the same period in the prior year. Diluted EPS attributable to Mondelēz International decreased 7.9% to $1.40 in the first nine months of 2012 as compared to $1.52 from the same period in the prior year. Included within our reported results were one-time Spin-Off Costs, 2012-2014 Restructuring Program costs and Cadbury Integration Program costs.

•

Operating EPS, a non-GAAP financial measure we use to evaluate our underlying results (see our reconciliation with diluted EPS attributable to Mondelēz International and a discussion of our non-GAAP financial measures later in this section), increased 10.3% to $0.64 in the third quarter of 2012 as compared to the same period in the prior year. Operating EPS increased 9.3% to $1.88 in the first nine months of 2012 from the same period in the prior year. Operating EPS provides transparency of our underlying results and excludes Spin-Off Costs, 2012-2014 Restructuring Program costs and Cadbury Integration Program costs.

•

On January 10, 2012, we issued $800 million of floating rate notes maturing in 2013 that bear interest at a rate equal to the three-month London Inter-Bank Offered Rate (“LIBOR”) plus 0.875%. We received net proceeds of $798.8 million from the issuance. The notes were set to mature on July 10, 2013 or subject to a mandatory redemption tied to the public announcement of the Record Date for the Spin-Off. After announcing the Record Date, on September 24, 2012, the notes were redeemed at a redemption price equal to 100% of the aggregate principal amount of the notes, or $800 million, plus accrued and unpaid interest of $2 million.

•

On March 8, 2012, in connection with the Spin-Off, Kraft Foods Group entered into a $4.0 billion 364-day senior unsecured revolving credit facility that was set to expire on March 7, 2013. On July 18, 2012, we reduced the unused commitment under the facility to $1.4 billion of borrowing capacity. On September 24, 2012, after substantially completing the Kraft Foods Group Spin-Off financing plans, Kraft Foods Group paid the accrued facility fees and terminated the revolving credit agreement.

•

On May 18, 2012, in connection with the Spin-Off, Kraft Foods Group entered into a $3.0 billion five-year senior unsecured revolving credit facility. Prior to the Spin-Off, we guaranteed any borrowings against this facility. As of September 30, 2012 and through the Spin-Off date, no amounts were drawn on this credit facility and as of the Spin-Off date, we no longer are a guarantor on the credit facility.

•

On June 1, 2012, $900 million of our 6.25% notes matured and were repaid using primarily commercial paper borrowings which were subsequently repaid from proceeds received from the Kraft Foods Group $6.0 billion notes issued on June 4, 2012.

•

On June 4, 2012, Kraft Foods Group issued $6.0 billion of senior unsecured notes with a weighted-average effective interest rate of 3.938%. We received net proceeds of $5.9 billion which we used to pay $3.6 billion of outstanding commercial paper borrowings and expect to use the remaining cash proceeds to pay down additional debt over time.

•

On July 18, 2012, we completed a debt exchange in which $3.6 billion of our debt was exchanged for debt of Kraft Foods Group as part of our Spin-Off related capitalization plan. No cash was generated from the exchange. On October 1, we also transferred approximately $400 million of our 7.55% senior unsecured notes to Kraft Foods Group to complete the key elements of our debt migration plan in connection with the Spin-Off.

•

On September 1, 2012 and September 29, 2012, we revalued certain benefit plan obligations in connection with the Spin-Off and divestiture of Kraft Foods Group. Primarily due to lower discount rates in the current year, we recognized an increase in the U.S. and Canadian benefit plan liabilities of $1.5 billion, long-term deferred tax assets of $576 million and accumulated other comprehensive losses (net of tax) of $927 million. The revaluation of these benefit plans did not have a significant impact on our net earnings for the quarter ended September 30, 2012, but will increase benefit plan expenses in future quarters.

•

On October 1, 2012, we completed the Spin-Off of Kraft Foods Group in a distribution to shareholders of one share of Kraft Foods Group common stock for every three shares of our Common Stock held as of the Record Date. The distribution was structured to be tax free to our U.S. shareholders for U.S. federal income tax purposes.

Discussion and Analysis

Items Affecting Comparability of Financial Results

Spin-Off Costs

Our historical results include one-time Spin-Off transaction, transition and financing and related costs (“Spin-Off Costs”) we have incurred to date. We recorded Spin-Off Costs of $683 million, or $0.25 per diluted share, in the three months and $984 million, or $0.36 per diluted share, in the nine months ended September 30, 2012. We also recorded $46 million of Spin-Off Costs in the fourth quarter of 2011. We expect to reflect all one-time Spin-Off Costs within our reported results.

2012-2014 Restructuring Program

On March 14, 2012, our Board of Directors approved $1.1 billion of restructuring and related implementation costs (“2012-2014 Restructuring Program”) reflecting primarily severance, asset disposals and other manufacturing-related one-time costs. The primary objective of the restructuring and implementation activities is to ensure that both Kraft Foods Group and Mondelēz International were each set up to operate efficiently and execute their business strategies upon separation of the companies and in the future. On October 23, 2012, our Board of Directors approved $400 million of additional restructuring and related implementation programs within Mondelēz International’s U.S. and European operations, totaling $1.5 billion of total expected 2012-2014 Restructuring Program costs.

Of the $1.5 billion of 2012-2014 Restructuring Program costs, Kraft Foods Group has or expects to incur approximately $575 million of restructuring and implementation costs. As such, these costs will not be included within our results of continuing operations in future periods. We will retain approximately $925 million of the 2012-2014 Restructuring Program.

We recorded restructuring charges of $57 million, or $0.03 per diluted share, for the three months ended and $218 million, or $0.08 per diluted share, for the nine months ended September 30, 2012 within asset impairment and exit costs. We spent $19 million in the three months and $61 million in the nine months ended September 30, 2012 in cash and we also recognized non-cash severance and related costs and asset write-downs (including accelerated depreciation and asset impairments) totaling $38 million in the three months and $112 million in the nine months ended September 30, 2012. We also incurred implementation costs of $12 million for the three months and $20 million for the nine months ended September 30, 2012. The implementation costs were recorded within cost of sales and selling, general and administrative expenses. See Note 6, 2012-2014 Restructuring Program, for additional information.

Integration Program

As a result of our combination with Cadbury Limited (formerly, Cadbury plc or “Cadbury”) in 2010, we launched an integration program to realize expected annual cost savings of approximately $800 million by the end of 2013 and revenue synergies from investments in distribution, marketing and product development. In order to achieve these cost savings and synergies and combine and integrate the two businesses, we expect to incur total integration charges of approximately $1.5 billion through the end of 2013 (the “Integration Program”).

Integration Program costs include the costs associated with combining the Cadbury operations within our Global Snacks Business and are separate from the costs related to the acquisition. Since the inception of the Integration Program, we have incurred approximately $1.3 billion of the estimated $1.5 billion total integration charges.

We recorded Integration Program charges of $29 million during the three months and $107 million during the nine months ended September 30, 2012. During the three months ended September 30, 2012, we also reversed $43 million of Integration Program charges previously accrued in the fourth quarter of 2010 primarily related to planned and announced position eliminations that did not occur within our Europe segment. The reversal was based on final negotiations with local workers councils, the majority of which were concluded in April 2012. In 2011, we recorded Integration Program charges of $112 million for the three months and $352 million for the nine months ended September 30, 2011. We recorded these charges in operations, as a part of selling, general and administrative expenses primarily within our Europe and Developing Markets segments, as well as within general corporate expenses.

Accounting Calendar Changes in 2011

Accounting calendar changes we made in 2011 to more closely align the accounting dates for our international operating results had a favorable impact of approximately $360 million on net revenues and approximately $50 million on operating income in the prior-year second quarter and nine months ended September 30, 2011. In the second quarter of 2011, we changed the consolidation date for certain operations of our Europe segment and in the Latin America, Central and Eastern Europe (“CEE”) and Middle East and Africa (“MEA”) regions within our Developing Markets segment. Previously, these operations primarily reported results two weeks prior to the end of the period. Subsequent to the 2011 changes, our Europe segment reports results as of the last Saturday of each period. Certain operations within our Developing Markets segment now report results as of the last calendar day of the period or the last Saturday of the period.

Starbucks CPG Business

On March 1, 2011, the Starbucks Coffee Company (“Starbucks”) took control of the Starbucks packaged coffee business (“Starbucks CPG business”) in grocery stores and other channels. Starbucks did so without our authorization and in what we contend is a violation and breach of our license and supply agreement with Starbucks related to the Starbucks CPG business. The results of the Starbucks CPG Business were included primarily in our U.S. Beverage and Canada & N.A. Foodservice segments through March 1, 2011. The dispute is in arbitration in Chicago, Illinois. We are seeking appropriate remedies, including payment of the fair market value of the supply and license agreement, plus the premium this agreement specifies, prejudgment interest under New York law and attorney’s fees. Starbucks has counterclaimed for damages. Testimony and post-hearing briefing in the arbitration proceeding are completed, and we await the arbitrator’s decision. Kraft Foods Group remains the named party in the proceeding. Under the Separation and Distribution Agreement between Kraft Foods Group and us, Kraft Foods Group will direct any recovery awarded in the arbitration proceeding to us. We will reimburse Kraft Foods Group for any costs and expenses it incurs in connection with the arbitration.

Provision for Income Taxes

Our effective tax rate was 16.4% in the third quarter of 2012 and 25.6% for the first nine months of 2012. The 2012 effective tax rates are lower than in 2011 primarily due to a greater percentage of earnings in jurisdictions with lower tax rates. The effective tax rates for the third quarter and first nine months of 2012 were also favorably impacted by net discrete items total $116 million and $142 million, respectively. These favorable discrete items primarily resulted from the revaluation of U.K. deferred tax assets and liabilities resulting from tax legislation enacted during the quarter and net favorable tax audit settlements.

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

Consolidated Results of Operations

The following discussion compares our consolidated results of operations for the three and nine months ended September 30, 2012 and 2011.

Three Months Ended September 30:

	For the Three Months Ended
	September 30,
	2012	2011	$ change	% change
	(in millions, except per share data)

Net revenues	$12,909	$13,226	$(317)	(2.4%	)

Operating income	$1,652	$1,698	$(46)	(2.7%	)

Net earnings attributable to Mondelēz International	$652	$922	$(270)	(29.3%	)

Diluted earnings per share attributable to Mondelēz International	$0.36	$0.52	$(0.16)	(30.8%	)

Net Revenues – Net revenues decreased $317 million (2.4%) to $12,909 million in the third quarter of 2012, and Organic Net Revenues(1) increased $272 million (2.1%) to $13,498 million as follows:

Change in net revenues (by percentage point)
Higher net pricing	1.5	pp
Favorable volume/mix	0.6	pp

Total change in Organic Net Revenues(1)	2.1%
Unfavorable foreign currency	(4.5	)pp

Total change in net revenues	(2.4)%

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.

Organic Net Revenues growth was driven by higher net pricing and favorable volume/mix. Higher net pricing, primarily due to pricing actions taken in prior quarters, was realized in Developing Markets, U.S. Snacks, U.S. Grocery and U.S. Convenient Meals as we increased pricing to offset higher input costs. Favorable volume/mix was realized in North America (including a favorable impact from customer inventory shifts related to the Spin-Off), due primarily to higher shipments in U.S. Cheese and U.S. Grocery as well as favorable product mix in Canada & N.A. Foodservice and U.S. Beverages, and in Europe. This was partially offset by lower shipments in certain regions within Developing Markets as well as due to higher shipments in the prior-year third quarter ahead of announced price increases that went into effect in the fourth quarter of 2011. Unfavorable foreign currency decreased net revenues by $589 million, due primarily to the strength of the U.S. dollar relative to most foreign currencies, primarily the euro, Brazilian real, Indian rupee, Russian ruble and Argentinean peso.

Operating Income – Operating income decreased $46 million (2.7%) to $1,652 million in the third quarter of 2012, and Adjusted Operating Income(1) increased $123 million (6.8%) to $1,933 million due to the following:

	Operating
	Income	Change
	(in millions)	(percentage point)

Operating Income for the Three Months Ended September 30, 2011	$1,698
Integration Program costs	112	7.1	pp

Adjusted Operating Income(1) for the Three Months Ended September 30, 2011	$1,810
Higher net pricing	203	11.3	pp
Higher input costs	(11)	(0.7	)pp
Favorable volume/mix	22	1.2	pp
Higher selling, general and administrative expenses	(82)	(4.6	)pp
Unfavorable foreign currency	(63)	(3.5	)pp
Change in unrealized gains / (losses) on hedging activities	58	3.3	pp
Other, net	(4)	(0.2	)pp

Total change in Adjusted Operating Income(1)	$123	6.8%

Adjusted Operating Income(1) for the Three Months Ended September 30, 2012	$1,933
Spin-Off Costs	(226)	(13.3	)pp
2012-2014 Restructuring Program costs	(69)	(4.1	)pp
Integration Program costs	14	0.8	pp

Operating Income for the Three Months Ended September 30, 2012	$1,652	(2.7%)

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.

Higher net pricing, which reflected primarily pricing actions taken in prior quarters, outpaced increased input costs during the quarter. The increase in input costs was driven by higher raw material costs, mostly offset by lower manufacturing costs. Favorable volume/mix was driven by gains in all reportable segments in North America, except U.S. Beverages, and was partially offset by unfavorable impacts in Developing Markets and Europe. Total selling, general and administrative expenses increased $89 million from the third quarter of 2011, including the impacts of Spin-Off Costs and 2012-2014 Restructuring Program costs incurred in the third quarter of 2012, which were essentially offset by benefits from a favorable impact of foreign currency on expenses and lower Integration Program costs (including the reversal of previously accrued Integration Program charges primarily related to planned and announced position eliminations that did not occur). Excluding these factors, selling, general and administrative expenses increased $82 million from the third quarter of 2011, driven primarily by higher advertising and consumer promotion costs in North America, partially offset by the reversal of reserves not required carried over from the Cadbury acquisition in 2010. Unfavorable foreign currency decreased operating income by $63 million, due primarily to the strength of the U.S. dollar relative to most foreign currencies, primarily the euro, Brazilian real, Indian rupee, Argentinean peso and Russian ruble. The change in unrealized gains / (losses) on hedging activities increased operating income by $58 million, as we recognized gains of $54 million in the third quarter of 2012, versus losses of $4 million in the third quarter of 2011.

As a result of the net effect of these drivers, operating income margin was flat, at 12.8% in both the third quarter of 2012 and the third quarter of 2011. The margin was unchanged as higher gross margin, reflecting the impact of pricing actions taken in prior quarters net of increased input costs and the favorable change in unrealized gains on hedging activities, as well as lower Integration Program costs and overhead leverage were offset by the impact of 2012-2014 Restructuring Program costs and Spin-Off Costs incurred in the third quarter of 2012.

Net Earnings and Diluted Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $652 million decreased by $270 million (29.3%) in the third quarter of 2012. Diluted EPS attributable to Mondelēz International was $0.36 in the third quarter of 2012, down $0.16 (30.8%) from $0.52 in the third quarter of 2011. Operating EPS(1) was $0.64 in the third quarter of 2012, up $0.06 (10.3%) from $0.58 in the third quarter of 2011. These changes, shown net of tax below, were due to the following:

Diluted EPS

Diluted EPS Attributable to Mondelēz International for the Three Months Ended September 30, 2011	$0.52
Integration Program costs	0.06

Operating EPS(1) for the Three Months Ended September 30, 2011	$0.58
Increases in operations	0.05
Change in unrealized gains / (losses) on hedging activities	0.02
Lower interest and other expense, net(2)	0.01
Unfavorable foreign currency(3)	(0.03)
Changes in income taxes	0.01

Operating EPS(1) for the Three Months Ended September 30, 2012	$0.64
Spin-Off Costs(2)	(0.25)
2012-2014 Restructuring Program costs	(0.03)
Integration Program costs	–

Diluted EPS Attributable to Mondelēz International for the Three Months Ended September 30, 2012	$0.36

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.
(2)	Spin-Off Costs include $226 million of pre-tax Spin-Off Costs in selling, general and administrative expense and $457 million of pre-tax Spin-Off Costs in interest expense.
(3)	Includes the favorable foreign currency impact on interest expense related to our foreign denominated debt.

Nine Months Ended September 30:

	For the Nine Months Ended
	September 30,
	2012	2011	$ change	% change
	(in millions, except per share data)

Net revenues	$39,288	$39,677	$(389)	(1.0%	)

Operating income	$5,222	$5,150	$72	1.4%

Net earnings attributable to Mondelēz International	$2,494	$2,697	$(203)	(7.5%	)

Diluted earnings per share attributable to Mondelēz International	$1.40	$1.52	$(0.12)	(7.9%	)

Net Revenues – Net revenues decreased $389 million (1.0%) to $39,288 million in the first nine months of 2012, and Organic Net Revenues(1) increased $1,536 million (3.9%) to $40,761 million as follows:

Change in net revenues (by percentage point)
Higher net pricing	3.7	pp
Favorable volume/mix	0.2	pp

Total change in Organic Net Revenues(1)	3.9%
Unfavorable foreign currency	(3.8	)pp
Impact of accounting calendar changes	(0.9	)pp
Impact of Starbucks CPG cessation	(0.2	)pp

Total change in net revenues	(1.0)%

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.

Organic Net Revenues growth was driven by higher net pricing and favorable volume/mix. Higher net pricing, including the impact of pricing from prior periods, was reflected across all reportable business segments as we increased pricing to offset higher input costs. Favorable volume/mix was driven by higher shipments in Developing Markets and Europe, mostly offset by lower shipments across the North American reportable segments except U.S. Grocery. Unfavorable foreign currency decreased net revenues by $1,473 million, due primarily to the strength of the U.S. dollar relative to most foreign currencies, primarily the euro, Brazilian real, Indian rupee, Russian ruble, Argentinean peso, Canadian dollar and Mexican peso. In addition, non-recurring accounting calendar changes made in the second quarter of 2011 resulted in a year-over-year decrease in net revenues of $361 million. The Starbucks CPG business cessation in 2011 also decreased current-year net revenues by $91 million.

Operating Income – Operating income increased $72 million (1.4%) to $5,222 million in the first nine months of 2012, and Adjusted Operating Income(1) increased $387 million (7.0%) to $5,889 million due to the following:

	Operating Income	Change
	(in millions)	(percentage point)

Operating Income for the Nine Months Ended September 30, 2011	$5,150
Integration Program costs	352	7.2	pp

Adjusted Operating Income(1) for the Nine Months Ended September 30, 2011	$5,502
Higher net pricing	1,433	26.4	pp
Higher input costs	(822)	(15.1	)pp
Favorable volume/mix	13	0.3	pp
Higher selling, general and administrative expenses	(195)	(3.6	)pp
Unfavorable foreign currency	(147)	(2.7	)pp
Change in unrealized gains / (losses) on hedging activities	143	2.6	pp
Gain on sale of property	55	1.0	pp
Impact of accounting calendar changes	(51)	(1.0	)pp
Asset impairment charge	(20)	(0.4	)pp
Decreased operating income from the Starbucks CPG business cessation	(15)	(0.3	)pp
Other, net	(7)	(0.2	)pp

Total change in Adjusted Operating Income(1)	$387	7.0%

Adjusted Operating Income(1) for the Nine Months Ended September 30, 2012	$5,889
Spin-Off Costs	(365)	(7.1	)pp
2012-2014 Restructuring Program costs	(238)	(4.6	)pp
Integration Program costs	(64)	(1.1	)pp

Operating Income for the Nine Months Ended September 30, 2012	$5,222	1.4%

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.

Higher net pricing, including the impact of pricing actions taken in previous periods, outpaced increased input costs during the first nine months of 2012. The increase in input costs was driven by higher raw material costs, partially offset by lower manufacturing costs. Favorable volume/mix was driven by strong contributions from Developing Markets and Europe, mostly offset by unfavorable impacts in North American reportable segments, except Canada & N.A. Foodservice and U.S. Convenient Meals. Total selling, general and administrative expenses decreased $176 million from the first nine months of 2011, including the benefits from lower Integration Program costs (including the reversal of previously accrued Integration Program charges primarily related to planned and announced position eliminations that did not occur), a favorable impact of foreign currency on expenses, higher expenses in the prior year related to accounting calendar changes, a gain on the sale of a property in Russia and the Starbucks CPG business cessation, which were partially offset by the Spin-Off Costs and 2012-2014 Restructuring Program costs incurred in the first nine months of 2012. Excluding these factors, selling, general and administrative expenses increased $195 million from the first nine months of 2011, driven primarily by higher advertising and consumer promotion costs in each of the geographic units, partially offset by the reversal of reserves not required carried over from the Cadbury acquisition in 2010. Unfavorable foreign currency decreased operating income by $147 million, due primarily to the strength of the U.S. dollar relative to most foreign currencies, primarily the euro, Brazilian real, Indian rupee and Canadian dollar, partially offset by the impact of adjustments in the prior year related to the highly inflationary Venezuelan economy. The change in unrealized gains / (losses) on hedging activities increased operating income by $143 million, as we recognized gains of $101 million in the first nine months of 2012, versus losses of $42 million in the first nine months of 2011. Accounting calendar changes made in the second quarter of 2011 resulted in a decrease in operating income of $51 million. During the first quarter of 2012, we recorded an asset impairment charge of $20 million related to a trademark in Japan. The Starbucks CPG cessation, which occurred on March 1, 2011, decreased operating income by $15 million.

As a result of the net effect of these drivers, operating income margin increased, from 13.0% in the first nine months of 2011 to 13.3% in the first nine months of 2012. The margin increase was due primarily to higher gross margin, reflecting the impact of pricing actions taken in prior quarters net of increased input costs and the favorable change in unrealized gains on hedging activities, as well as lower Integration Program costs and overhead leverage, partially offset by the impact of 2012-2014 Restructuring Program costs and Spin-Off Costs.

Net Earnings and Diluted Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $2,494 million decreased by $203 million (7.5%) in the first nine months of 2012. Diluted EPS attributable to Mondelēz International was $1.40 in the first nine months of 2012, down $0.12 (7.9%) from $1.52 in the first nine months of 2011. Operating EPS(1) was $1.88 in the first nine months of 2012, up $0.16 (9.3%) from $1.72 in the first nine months of 2011. These changes, shown net of tax below, were due to the following:

Diluted EPS

Diluted EPS Attributable to Mondelēz International for the Nine Months Ended September 30, 2011	$1.52
Integration Program costs	0.20

Operating EPS(1) for the Nine Months Ended September 30, 2011	$1.72
Increases in operations	0.17
Change in unrealized gains / (losses) on hedging activities	0.05
Gain on sale of property	0.02
Impact of accounting calendar changes	(0.02)
Asset impairment charge	(0.01)
Decreased operating income from the Starbucks CPG business cessation	(0.01)
Lower interest and other expense, net(2)	0.03
Unfavorable foreign currency(3)	(0.05)
Changes in income taxes	–
Higher shares outstanding	(0.02)

Operating EPS(1) for the Nine Months Ended September 30, 2012	$1.88
Spin-Off Costs(2)	(0.36)
2012-2014 Restructuring Program costs	(0.08)
Integration Program costs	(0.04)

Diluted EPS Attributable to Mondelēz International for the Nine Months Ended September 30, 2012	$1.40

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.
(2)	Spin-Off Costs include $365 million of pre-tax Spin-Off Costs in selling, general and administrative expense and $619 million of pre-tax Spin-Off Costs in interest expense.
(3)	Includes the favorable foreign currency impact on interest expense related to our foreign denominated debt.

Results of Operations by Reportable Segment

We manage and report operating results through three geographic units: North America, Europe and Developing Markets. We manage the operations of North America and Europe by product category and we manage the operations of Developing Markets by location. Our reportable segments reflect our organization as of September 30, 2012. In conjunction with the Spin-Off and divestiture of Kraft Foods Group, beginning on October 1, 2012, the following segments will no longer be included within our results of continuing operations: U.S. Beverage, U.S. Cheese, U.S. Convenient Meals, U.S. Grocery and the Kraft Foods Group portions of the following segments: Canada & N.A. Foodservice, U.S. Snacks (Planters and Corn Nuts brands and businesses) and Developing Markets (Puerto Rico grocery operations and North American grocery export sales).

The following discussion compares the net revenues and earnings of each of our reportable segments for the three and nine months ended September 30, 2012 and 2011.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in millions)

Net revenues:
North America:
U.S. Beverages	$682	$681	$2,168	$2,281
U.S. Cheese	917	902	2,749	2,651
U.S. Convenient Meals	891	863	2,601	2,536
U.S. Grocery	898	836	2,739	2,603
U.S. Snacks	1,621	1,579	4,716	4,581
Canada & N.A. Foodservice	1,286	1,272	3,725	3,735
Europe	2,849	3,099	9,004	9,640
Developing Markets	3,765	3,994	11,586	11,650

Net revenues	$12,909	$13,226	$39,288	$39,677

Earnings before income taxes:
Operating income:
North America:
U.S. Beverages	$76	$101	$308	$400
U.S. Cheese	159	145	482	422
U.S. Convenient Meals	116	105	338	309
U.S. Grocery	284	292	974	963
U.S. Snacks	241	221	643	606
Canada & N.A. Foodservice	191	171	491	510
Europe	415	334	1,195	1,057
Developing Markets	539	582	1,608	1,505
Unrealized gains / (losses) on hedging activities	54	(4)	101	(42)
Certain U.S. pension plan costs	(90)	(57)	(237)	(143)
General corporate expenses	(279)	(134)	(518)	(265)
Amortization of intangibles	(54)	(58)	(163)	(172)

Operating income	1,652	1,698	5,222	5,150
Interest and other expense, net	864	425	1,846	1,312

Earnings before income taxes	$788	$1,273	$3,376	$3,838

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

On March 1, 2011, Starbucks took control of the Starbucks CPG business in grocery stores and other channels. Starbucks did so without our authorization and in what we contend is a violation and breach of our license and supply agreement with Starbucks related to the Starbucks CPG business. The results of the Starbucks CPG Business were included primarily in our U.S. Beverage and Canada & N.A. Foodservice segments through March 1, 2011. The dispute is in arbitration in Chicago, Illinois. We are seeking appropriate remedies, including payment of the fair market value of the supply and license agreement, plus the premium this agreement specifies, prejudgment interest under New York law and attorney’s fees. Starbucks has counterclaimed for damages. Testimony and post-hearing briefing in the arbitration proceeding are completed, and we await the arbitrator’s decision. Kraft Foods Group remains the named party in the proceeding. Under the Separation and Distribution Agreement between Kraft Foods Group and us, Kraft Foods Group will direct any recovery awarded in the arbitration proceeding to us. We will reimburse Kraft Foods Group for any costs and expenses it incurs in connection with the arbitration.

In March 2012, we divested a property of a Developing Markets subsidiary located in Russia for approximately $72 million in net proceeds and recorded a $55 million pre-tax gain within selling, general and administrative expenses.

Net changes in unrealized gains / (losses) on hedging activities were favorable, primarily related to gains on foreign currency contracts and commodity hedging activity of $54 million for the three months ended September 30, 2012, and were unfavorable due to losses of $4 million for the three months ended September 30, 2011. Net changes in unrealized gains / (losses) on hedging activities were favorable, primarily related to gains on foreign currency contracts and commodity hedging activity of $101 million for the nine months ended September 30, 2012, and were unfavorable due to losses of $42 million for the nine months ended September 30, 2011.

In connection with our 2012-2014 Restructuring Program, we recorded restructuring charges of $57 million for the three months and $218 million for the nine months ended September 30, 2012. We also recorded implementation costs of $12 million for the three months and $20 million for the nine months ended September 30, 2012. We recorded the restructuring charges in operations, as a part of asset impairment and exit costs, and recorded the implementation costs in operations, as a part of cost of sales and selling, general and administrative expenses. These charges are recorded primarily within our North America geographic unit.

In September 2012, we recorded a $38 million benefit within our Europe segment related to the reversal of reserves carried over from the Cadbury acquisition in 2010 and not required.

We recorded Integration Program charges of $29 million during the three months and $107 million during the nine months ended September 30, 2012. During the three months ended September 30, 2012, we also reversed $43 million of Integration Program charges previously accrued in the fourth quarter of 2010 primarily related to planned and announced position eliminations that did not occur within our Europe segment. The reversal was based on final negotiations with local workers councils, the majority of which were concluded in April 2012. In 2011, we recorded Integration Program charges of $112 million for the three months and $352 million for the nine months ended September 30, 2011. We recorded these charges in operations, as a part of selling, general and administrative expenses primarily within our Europe and Developing Markets segments, as well as within general corporate expenses.

The increase in general corporate expenses for the three months ended September 30, 2012 was due primarily to $201 million of Spin-Off Costs within general corporate expenses, partially offset by lower Integration Program costs. The increase in general corporate expenses for the nine months ended September 30, 2012 was due primarily to $340 million of Spin-Off Costs within general corporate expenses, partially offset by lower Integration Program costs.

The increase in interest and other expense, net for the three months ended September 30, 2012 was due primarily to $457 million of Spin-Off Costs within interest expense. The increase in interest and other expense, net for the nine months ended September 30, 2012 was due primarily to $619 million of Spin-Off Costs within interest expense.

U.S. Beverages

	For the Three Months Ended
	September 30,
	2012	2011	$ change	% change
	(in millions)

Net revenues	$682	$681	$1	0.1%
Segment operating income	76	101	(25)	(24.8%)

	For the Nine Months Ended
	September 30,
	2012	2011	$ change	% change
	(in millions)

Net revenues	$2,168	$2,281	$(113)	(5.0%)
Segment operating income	308	400	(92)	(23.0%)

Three Months Ended September 30:

Net revenues increased $1 million (0.1%), due to favorable volume/mix (0.7 pp, including a positive impact of approximately 3.2 pp due to customer inventory shifts related to the Spin-Off), partially offset by lower net pricing (0.6 pp). Favorable volume/mix was driven primarily by higher shipments in Kool-Aid ready-to-drink beverages, Maxwell House and Gevalia coffee, MiO liquid concentrate and Crystal Light powdered beverages partially offset by lower shipments in Capri Sun ready-to-drink beverages. Lower net pricing was reflected primarily in coffee, driven by lower input cost-driven pricing, and in powdered beverages, partially offset by higher net pricing in ready-to-drink beverages.

Segment operating income decreased $25 million (24.8%), due primarily to costs incurred for the 2012-2014 Restructuring Program and higher advertising and consumer promotion costs, partially offset by lower manufacturing costs.

Nine Months Ended September 30:

Net revenues decreased $113 million (5.0%), due to the impact of the Starbucks CPG business cessation (3.8 pp) and unfavorable volume/mix (2.2 pp, including a positive impact of approximately 1.0 pp due to customer inventory shifts related to the Spin-Off), partially offset by higher net pricing (1.0 pp). Unfavorable volume/mix was driven primarily by lower shipments in Capri Sun ready-to-drink beverages, due to higher sales in the fourth quarter of 2011 in advance of an announced increase in list prices, and powdered beverages, which was partially offset by higher shipments in Kool-Aid ready-to-drink beverages, Gevalia coffee due to its introduction into the retail market and MiO liquid concentrate. Higher net pricing was due primarily to higher input cost-driven pricing in ready-to-drink beverages, partially offset by lower input cost-driven pricing in coffee.

Segment operating income decreased $92 million (23.0%), due primarily to higher raw material costs, costs incurred for the 2012-2014 Restructuring Program, unfavorable volume/mix, the impact of the Starbucks CPG business cessation and higher advertising and consumer promotion costs, partially offset by lower manufacturing costs and higher net pricing.

U.S. Cheese

	For the Three Months Ended
	September 30,
	2012	2011	$ change	% change
	(in millions)

Net revenues	$917	$902	$15	1.7%
Segment operating income	159	145	14	9.7%

	For the Nine Months Ended
	September 30,
	2012	2011	$ change	% change
	(in millions)

Net revenues	$2,749	$2,651	$98	3.7%
Segment operating income	482	422	60	14.2%

Three Months Ended September 30:

Net revenues increased $15 million (1.7%), due to favorable volume/mix (6.0 pp, including a positive impact of approximately 3.9 pp due to customer inventory shifts related to the Spin-Off, partially offset by a detriment of approximately 1.2 pp due to product pruning), partially offset by lower net pricing (4.3 pp). Favorable volume/mix was driven primarily by higher shipments in natural and cream cheese categories. Lower net pricing was due to input cost-driven pricing actions across most major cheese categories.

Segment operating income increased $14 million (9.7%), due primarily to lower raw material costs (primarily lower dairy costs), favorable volume mix and lower manufacturing costs, partially offset by lower net pricing, higher advertising and consumer promotion costs and costs incurred for the 2012-2014 Restructuring Program.

Nine Months Ended September 30:

Net revenues increased $98 million (3.7%), due to higher net pricing (3.7 pp), as volume/mix was flat (including a positive impact of approximately 1.4 pp due to customer inventory shifts related to the Spin-Off, partially offset by a detriment of approximately 0.9 pp due to product pruning). Higher net pricing was due to input cost-driven pricing actions across all major cheese categories. Volume/mix was flat driven primarily by lower shipments in cultured and processed cheese categories, partially offset by higher shipments in snacking cheese, cream cheese and natural cheese categories.

Segment operating income increased $60 million (14.2%), due primarily to higher net pricing, lower manufacturing costs, lower other selling, general and administrative expenses (excluding advertising and consumer promotion costs) and lower raw material costs (primarily lower dairy costs), partially offset by costs incurred for the 2012-2014 Restructuring Program and higher advertising and consumer promotion costs.

U.S. Convenient Meals

	For the Three Months Ended
	September 30,
	2012	2011	$ change	% change
	(in millions)

Net revenues	$891	$863	$28	3.2%
Segment operating income	116	105	11	10.5%

	For the Nine Months Ended
	September 30,
	2012	2011	$ change	% change
	(in millions)

Net revenues	$2,601	$2,536	$65	2.6%
Segment operating income	338	309	29	9.4%

Three Months Ended September 30:

Net revenues increased $28 million (3.2%), due to higher net pricing (2.4 pp) and favorable volume/mix (0.8 pp, including a positive impact of approximately 2.3 pp due to customer inventory shifts related to the Spin-Off, offset by a detriment of approximately 2.7 pp due to product pruning). Higher net pricing was due to input cost-driven pricing actions primarily related to Lunchables and hot dogs. Favorable volume/mix was driven primarily by higher shipments in lunch meats and bacon, partially offset by lower shipments in hot dogs.

Segment operating income increased $11 million (10.5%), due primarily to higher net pricing and lower manufacturing costs, partially offset by higher advertising and consumer promotion costs, costs incurred for the 2012-2014 Restructuring Program and higher raw material costs.

Nine Months Ended September 30:

Net revenues increased $65 million (2.6%), due to higher net pricing (2.2 pp) and favorable volume/mix (0.4 pp, including a positive impact of approximately 0.8 pp due to customer inventory shifts related to the Spin-Off, offset by a detriment of approximately 2.2 pp due to product pruning). Higher net pricing was due to input cost-driven pricing actions primarily related to Lunchables and hot dogs. Favorable volume/mix was driven primarily by higher shipments in lunch meats and bacon, partially offset by lower shipments in hot dogs.

Segment operating income increased $29 million (9.4%), due to higher net pricing, lower manufacturing costs, lower other selling, general and administrative expenses (excluding advertising and consumer promotion costs) and favorable volume/mix, partially offset by higher raw material costs, costs incurred for the 2012-2014 Restructuring Program and higher advertising and consumer promotion costs.

U.S. Grocery

	For the Three Months Ended
	September 30,
	2012	2011	$ change	% change
	(in millions)

Net revenues	$898	$836	$62	7.4%
Segment operating income	284	292	(8)	(2.7%)

	For the Nine Months Ended
	September 30,
	2012	2011	$ change	% change
	(in millions)

Net revenues	$2,739	$2,603	$136	5.2%
Segment operating income	974	963	11	1.1%

Three Months Ended September 30:

Net revenues increased $62 million (7.4%), due to favorable volume/mix (3.8 pp, including a positive impact of approximately 3.7 pp due to customer inventory shifts related to the Spin-Off) and higher net pricing (3.6 pp). Favorable volume/mix was driven primarily by higher shipments in Kraft macaroni and cheese dinners, dessert toppings and dry packaged desserts, partially offset by lower shipments in spoonable dressings, ready-to-eat desserts and pourable dressings. Higher net pricing was realized across most key categories, including Kraft macaroni and cheese dinners, Planters peanut butter, pourable dressings and spoonable dressings.

Segment operating income decreased $8 million (2.7%), due to higher other selling, general and administrative expenses, higher advertising and consumer promotion costs, higher raw material costs and costs incurred for the 2012-2014 Restructuring Program, partially offset by higher net pricing, lower manufacturing costs and favorable volume/mix.

Nine Months Ended September 30:

Net revenues increased $136 million (5.2%), due to higher net pricing (3.8 pp) and favorable volume/mix (1.4 pp, including a positive impact of approximately 1.2 pp due to customer inventory shifts related to the Spin-Off). Higher net pricing was realized across most key categories, including Kraft macaroni and cheese dinners, pourable dressings, spoonable dressings and Planters peanut butter. Favorable volume/mix was driven primarily by higher shipments in Kraft macaroni and cheese dinners, Planters peanut butter and dry packaged desserts, partially offset by lower shipments in ready-to-eat desserts, barbecue sauce, pourable dressings and spoonable dressings.

Segment operating income increased $11 million (1.1%), due primarily to higher net pricing, lower advertising and consumer promotion costs and lower manufacturing costs, partially offset by higher raw material costs, unfavorable volume/mix, and costs incurred for the 2012-2014 Restructuring Program.

U.S. Snacks

	For the Three Months Ended
	September 30,
	2012	2011	$ change	% change
	(in millions)

Net revenues	$1,621	$1,579	$42	2.7%
Segment operating income	241	221	20	9.0%

	For the Nine Months Ended
	September 30,
	2012	2011	$ change	% change
	(in millions)

Net revenues	$4,716	$4,581	$135	2.9%
Segment operating income	643	606	37	6.1%

Three Months Ended September 30:

Net revenues increased $42 million (2.7%), due to higher net pricing (3.4 pp), partially offset by unfavorable volume/mix (0.7 pp, including a positive impact of approximately 1.7 pp due to customer inventory shifts related to the Spin-Off, offset by a detriment of approximately 0.3 pp due to product pruning). Biscuits net revenues increased due to higher net pricing across most key products, partially offset by unfavorable volume/mix including the impact of package size changes across certain products. Biscuits unfavorable volume/mix was due primarily to lower shipments in cookies, primarily Chips Ahoy!, Oreo and 100 Calorie Packs, partially offset by the introduction of belVita and higher shipments in crackers, primarily Honey Maid, Ritz and Triscuits. Snack nuts net revenues decreased, due to unfavorable volume/mix, partially offset by higher net pricing. Confectionery net revenues were essentially flat, as favorable volume/mix was offset by lower net pricing.

Segment operating income increased $20 million (9.0%), due primarily to higher net pricing, favorable volume/mix, lower manufacturing costs and lower Integration Program costs, partially offset by higher other selling, general and administrative expenses, higher raw material costs, costs incurred for the 2012-2014 Restructuring Program and higher advertising and consumer promotion costs.

Nine Months Ended September 30:

Net revenues increased $135 million (2.9%), due to higher net pricing (6.0 pp), partially offset by unfavorable volume/mix (3.1 pp, including a positive impact of approximately 0.6 pp due to customer inventory shifts related to the Spin-Off, offset by a detriment of approximately 0.4 pp due to product pruning). Biscuits net revenues increased due to higher net pricing across most key products, partially offset by unfavorable volume/mix including the impact of package size changes across certain products. Biscuits unfavorable volume/mix was due primarily to lower shipments in cookies, primarily Chips Ahoy! and 100 Calorie Packs partially offset by the introduction of belVita and volume gains in Newton, while shipments in crackers were flat reflecting gains in Honey Maid, Triscuits and Ritz offset by declines in Premium, 100 Calorie Packs and Wheat Thins. Snack nuts net revenues increased slightly, due to higher net pricing, mostly offset by unfavorable volume/mix. Confectionery net revenues decreased, due to lower net pricing, partially offset by favorable volume/mix.

Segment operating income increased $37 million (6.1%), due primarily to higher net pricing, lower Integration Program costs, lower advertising and consumer promotion costs and lower manufacturing costs, partially offset by higher raw material costs, costs incurred for the 2012-2014 Restructuring Program, higher other selling, general and administrative expenses and unfavorable volume/mix.

Canada & N.A. Foodservice

	For the Three Months Ended
	September 30,
	2012	2011	$ change	% change
	(in millions)

Net revenues	$1,286	$1,272	$14	1.1%
Segment operating income	191	171	20	11.7%

	For the Nine Months Ended
	September 30,
	2012	2011	$ change	% change
	(in millions)

Net revenues	$3,725	$3,735	$(10)	(0.3%)
Segment operating income	491	510	(19)	(3.7%)

Three Months Ended September 30:

Net revenues increased $14 million (1.1%), due to favorable volume/mix (2.9 pp, including a positive impact of approximately 2.8 pp due to customer inventory shifts related to the Spin-Off, offset by a detriment of 2.5 pp due to product pruning), partially offset by unfavorable foreign currency (1.2 pp) and lower net pricing (0.6 pp). In Canada, net revenues increased driven by favorable volume/mix, partially offset by unfavorable foreign currency and lower net pricing. Favorable volume/mix was due primarily to higher shipments in cheese and biscuits, partially offset by lower shipments in confections and grocery as well as the completion in the fourth quarter of 2011 of a co-manufacturing agreement from a previous divestiture and the Del Monte ready-to-drink product exit in the second quarter of 2012. In N.A. Foodservice, net revenues decreased driven by unfavorable volume/mix due to product pruning and unfavorable foreign currency, partially offset by higher pricing.

Segment operating income increased $20 million (11.7%), due primarily to lower other selling, general and administrative expenses (excluding advertising and consumer promotion costs), favorable volume/mix, lower raw material costs, lower manufacturing costs and lower Integration Program costs, partially offset by higher advertising and consumer promotion costs and lower net pricing.

Nine Months Ended September 30:

Net revenues decreased $10 million (0.3%), due to unfavorable foreign currency (1.6 pp), unfavorable volume/mix (0.6 pp, including a positive impact of approximately 1.0 pp due to customer inventory shifts related to the Spin-Off, offset by a detriment of 2.8 pp due to product pruning) and the impact of the Starbucks CPG business cessation (0.1 pp), partially offset by higher net pricing (2.0 pp). In Canada, net revenues were flat as higher net pricing and favorable volume/mix was offset by unfavorable foreign currency and the impact of the Starbucks CPG business cessation. Favorable volume/mix was due primarily to higher shipments in cheese and biscuits, partially offset by lower shipments in grocery and confections as well as the completion of a co-manufacturing agreement from a previous divestiture and the Del Monte ready-to-drink product exit. In N.A. Foodservice, net revenues decreased driven by unfavorable volume/mix due to product pruning and unfavorable foreign currency, mostly offset by higher net pricing.

Segment operating income decreased $19 million (3.7%), due primarily to higher raw material costs, costs incurred for the 2012-2014 Restructuring Program, higher advertising and consumer promotion costs and unfavorable foreign currency, partially offset by higher net pricing, lower Integration Program costs and favorable volume/mix.

Europe

	For the Three Months Ended
	September 30,
	2012	2011	$ change	% change
	(in millions)

Net revenues	$2,849	$3,099	$(250)	(8.1%)
Segment operating income	415	334	81	24.3%

	For the Nine Months Ended
	September 30,
	2012	2011	$ change	% change
	(in millions)

Net revenues	$9,004	$9,640	$(636)	(6.6%)
Segment operating income	1,195	1,057	138	13.1%

Three Months Ended September 30:

Net revenues decreased $250 million (8.1%), due to unfavorable foreign currency (8.8 pp) and lower net pricing (0.7 pp), partially offset by favorable volume/mix (1.4 pp). Unfavorable foreign currency primarily reflected the strength of the U.S. dollar relative to the euro, Swiss franc and British pound sterling. Lower net pricing was reflected in coffee and chocolate. Favorable volume/mix was driven by higher shipments in chocolate and coffee, partially offset by lower shipments in cheese & grocery, biscuits and gum & candy.

Segment operating income increased $81 million (24.3%), due primarily to lower Integration Program costs (including the $43 million reversal of Integration Program charges previously accrued in the fourth quarter of 2010 primarily related to planned and announced position eliminations that did not occur upon concluding the majority of local workers council negotiations in April 2012), lower manufacturing costs and lower other selling, general and administrative expenses (which includes a $38 million benefit related to the reversal of reserves not required carried over from the Cadbury acquisition in 2010), partially offset by unfavorable foreign currency, lower net pricing, unfavorable volume/mix, higher raw material costs and higher advertising and consumer promotion costs.

Nine Months Ended September 30:

Net revenues decreased $636 million (6.6%), due to unfavorable foreign currency (6.8 pp) and the impact of prior year’s accounting calendar changes (2.9 pp), partially offset by favorable volume/mix (1.6 pp) and higher net pricing (1.5 pp). Unfavorable foreign currency primarily reflected the strength of the U.S. dollar relative to the euro, British pound sterling and Swedish krona. Favorable volume/mix was driven primarily by higher shipments in chocolate and biscuits and favorable product mix in coffee, partially offset by lower shipments in cheese & grocery and gum & candy. Higher net pricing was reflected across all categories except chocolate and gum & candy.

Segment operating income increased $138 million (13.1%), due primarily to lower Integration Program costs (including the $43 million reversal of Integration Program charges previously accrued in the fourth quarter of 2010 primarily related to planned and announced position eliminations that did not occur upon concluding the majority of local workers council negotiations in April 2012), higher net pricing, lower manufacturing costs, lower other selling, general and administrative expenses (which includes a $38 million benefit related to the reversal of reserves not required carried over from the Cadbury acquisition in 2010), and favorable volume/mix, partially offset by higher raw material costs, unfavorable foreign currency, higher advertising and consumer promotion costs and the impact of prior year’s accounting calendar changes.

Developing Markets

	For the Three Months Ended
	September 30,
	2012	2011	$ change	% change
	(in millions)

Net revenues	$3,765	$3,994	$(229)	(5.7%)
Segment operating income	539	582	(43)	(7.4%)

	For the Nine Months Ended
	September 30,
	2012	2011	$ change	% change
	(in millions)

Net revenues	$11,586	$11,650	$(64)	(0.5%)
Segment operating income	1,608	1,505	103	6.8%

Three Months Ended September 30:

Net revenues decreased $229 million (5.7%), due to unfavorable foreign currency (7.5 pp) and unfavorable volume/mix (2.5 pp), partially offset by higher net pricing (4.3 pp). In Central and Eastern Europe, net revenues decreased driven by unfavorable foreign currency, unfavorable volume/mix, primarily in Russia and Turkey, and lower net pricing across most of the region. In Middle East and Africa, net revenues increased driven by higher net pricing across most of the region and favorable volume/mix, primarily in the Middle East, partially offset by unfavorable foreign currency. In Latin America, net revenues decreased driven by unfavorable foreign currency and unfavorable volume/mix across most of the region, partially offset by higher net pricing. In Asia Pacific, net revenues decreased due to unfavorable foreign currency and unfavorable volume/mix, as declines in Australia/New Zealand, North Asia and Indonesia offset a gain in China, partially offset by higher net pricing across most of the region.

Segment operating income decreased $43 million (7.4%), due primarily to higher raw material costs, unfavorable volume/mix, unfavorable foreign currency, higher manufacturing costs, Spin-Off Costs and higher other selling, general and administrative expenses, partially offset by higher net pricing, lower Integration Program costs and lower advertising and consumer promotion costs.

Nine Months Ended September 30:

Net revenues decreased $64 million (0.5%), due to unfavorable foreign currency (6.5 pp) and the impact of prior year’s accounting calendar changes (0.8 pp), partially offset by higher net pricing (5.8 pp) and favorable volume/mix (1.0 pp). In Central and Eastern Europe, net revenues decreased driven by unfavorable foreign currency, unfavorable volume/mix, primarily in Russia, Turkey and Ukraine and the impact of prior year’s accounting calendar changes, partially offset by higher net pricing across the region. In Middle East and Africa, net revenues increased driven by favorable volume/mix and higher net pricing across most of the region, partially offset by unfavorable foreign currency and the impact of prior year’s accounting calendar changes. In Latin America, net revenues decreased driven by unfavorable foreign currency, unfavorable volume/mix, primarily in Mexico and Venezuela, and the impact of prior year’s accounting calendar changes, partially offset by higher net pricing across the region. In Asia Pacific, net revenues increased due to higher net pricing across most of the region, favorable volume/mix, primarily in China, Southeast Asia and Australia/New Zealand, partially offset by unfavorable foreign currency.

Segment operating income increased $103 million (6.8%), due primarily to higher net pricing, favorable volume/mix, lower Integration Program costs and a gain on the sale of a property in Russia, partially offset by higher raw material costs, higher advertising and consumer promotion costs, unfavorable foreign currency, higher other selling, general and administrative expenses, Spin-Off Costs incurred, an asset impairment charge related to a trademark in Japan, higher manufacturing costs, the impact from prior year’s accounting calendar changes and costs incurred for the 2012-2014 Restructuring Program.

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

During the first nine months of 2012, our aggregate commodity costs increased over the comparable prior year period, primarily as a result of packaging material and energy costs, nuts, cocoa and sugar and grain and oil costs. We expect the price volatility and higher cost environment to continue over the remainder of the year. As noted earlier in our discussion of our operating results, we have addressed higher commodity costs primarily through higher pricing, lower manufacturing costs due to our end-to-end cost management program and overhead cost control. We expect to continue to use these measures to address further commodity cost increases.

Liquidity

We believe that cash generated from our operating activities, our existing $4.5 billion revolving credit facility (which supports our commercial paper program) and our authorized long-term financing will provide sufficient liquidity to meet our working capital needs, planned capital expenditures, future contractual obligations and payment of our anticipated quarterly dividends. We continue to use our commercial paper program and primarily uncommitted international credit lines for daily funding requirements. We also use short-term intercompany loans from our foreign subsidiaries to improve financial flexibility. Overall, we do not expect any negative effects to our funding sources that would have a material effect on our short-term or long-term liquidity.

Net Cash Provided by Operating Activities:

During the first nine months of 2012, net cash provided by operating activities was $2,175 million, compared with $1,665 million provided in the first nine months of 2011. The increase in cash provided by operating cash flows primarily relates to increased earnings excluding non-cash items (such as depreciation and amortization, stock based compensation, deferred income taxes and asset impairments), lower Integration Program spending and lower contributions to our pension plans than in the prior year, partially offset by higher interest payments this year.

Net Cash Used in Investing Activities:

During the first nine months of 2012, net cash used in investing activities was $1,129 million, compared with $1,244 million used in the first nine months of 2011. The decrease in cash used in investing activities primarily relates to lower capital expenditures in the first nine months of 2012 as well as proceeds received from the sale of property, plant and equipment in the first nine months of 2012.

Net Cash Provided by / Used in Financing Activities:

During the first nine months of 2012, net cash provided by financing activities was $828 million, compared with $843 million used in the first nine months of 2011. The increase in net cash provided by financing activities was primarily due to higher proceeds from the issuance of long-term debt during the first nine months of 2012, partially offset by higher long-term debt repayments in the first nine months of 2012, higher proceeds from stock option exercises following the vesting of a large grant of initial public offering equity awards in the prior year and higher debt issuance costs this year.

Borrowing Arrangements:

We maintain a $4.5 billion four-year senior unsecured revolving credit facility agreement which expires in April 2015. This facility includes a covenant that we maintain a minimum total shareholders’ equity, excluding accumulated other comprehensive earnings / (losses), of at least $28.6 billion. At September 30, 2012, our total shareholders’ equity, excluding accumulated other comprehensive earnings / (losses), was $43.1 billion. Following the Spin-Off and divestiture of Kraft Foods Group, we expect to continue to meet this covenant. The revolving credit facility agreement also contains customary representations, covenants and events of default. However, there are no other financial covenants, credit rating triggers or provisions that could require us to post collateral as security. We intend to use the revolving credit facility for general corporate purposes, including for working capital purposes and to support our commercial paper issuances. As of September 30, 2012, no amounts were drawn on this credit facility.

On March 8, 2012, in connection with the Spin-Off, Kraft Foods Group entered into a $4.0 billion 364-day senior unsecured revolving credit facility that was set to expire on March 7, 2013. On July 18, 2012, we reduced the unused commitment under the facility to $1.4 billion of borrowing capacity. On September 24, 2012, after substantially completing the Kraft Foods Group Spin-Off financing plans, Kraft Foods Group paid the accrued facility fees and terminated the revolving credit agreement.

On May 18, 2012, in connection with the Spin-Off, Kraft Foods Group entered into a $3.0 billion five-year senior unsecured revolving credit facility that expires on May 17, 2017. Borrowings under the facility bear interest at a variable rate based on the London Inter-Bank Offered Rate (“LIBOR”) or a defined base rate, at the election of Kraft Foods Group plus an applicable margin based on certain debt credit ratings before or after the Spin-Off. Prior to the Spin-Off, we guaranteed any borrowings against this facility. As of September 30, 2012 and through the Spin-Off date, no amounts were drawn on this credit facility and as of the Spin-Off date, we no longer are a guarantor on the credit facility.

Some of our international subsidiaries maintain primarily uncommitted credit lines to meet short-term working capital needs. Collectively, these credit lines amounted to $2.3 billion at September 30, 2012. In the aggregate, borrowings on these lines were $263 million at September 30, 2012 and $182 million at December 31, 2011.

Long-Term Debt:

On January 10, 2012, we issued $800 million of floating rate notes which bear interest equal to the three-month LIBOR plus 0.875%. We received net proceeds of $798.8 million from the issuance. The notes were set to mature on July 10, 2013 or subject to a mandatory redemption tied to the public announcement of the Record Date for the Spin-Off. After announcing the Record Date, on September 24, 2012, the notes were redeemed at a redemption price equal to 100% of the aggregate principal amount of the notes, or $800 million, plus accrued and unpaid interest of $2 million.

On June 1, 2012, $900 million of our 6.25% notes matured and were repaid primarily from commercial paper borrowings which were subsequently repaid from proceeds received from the Kraft Foods Group $6.0 billion notes issued on June 4, 2012.

On June 4, 2012, Kraft Foods Group issued $6.0 billion of senior unsecured notes at a weighted-average effective rate of 3.938%. The net proceeds of $5.9 billion were used to pay $3.6 billion of outstanding commercial paper borrowings and we expect to use the remaining cash proceeds to pay down additional debt over time. Kraft Foods Group also recorded approximately $260 million of deferred financing costs which will be recognized in interest expense over the life of the notes. The general terms of the $6.0 billion notes are:

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

On August 30, 2012, we extended the term of a $150 million Canadian dollar loan (or $152 million in U.S. dollars as of September 30, 2012) to October 2, 2012 and paid off the loan on October 2, 2012.

On October 1, 2012, in connection with finalizing the Spin-Off and related debt capitalization plan for Kraft Foods Group, approximately $400 million of our 7.55% senior unsecured notes was retained by Kraft Foods Group. No cash was generated from the transaction which will also be reflected in our consolidated financial statements in the fourth quarter ended December 31, 2012.

We expect to continue to comply with our long-term debt covenants. Refer to our Annual Report on Form 10-K for the year ended December 31, 2011 for further details of our debt covenants.

Total Debt:

Our total debt was $29.5 billion at September 30, 2012 and $26.9 billion at December 31, 2011. Our debt-to-capitalization ratio was 0.45 at September 30, 2012 and 0.43 at December 31, 2011. At September 30, 2012, the weighted-average term of our outstanding long-term debt was 10.9 years.

In the next 12 months, $1.9 billion of long-term debt will mature as follows: $150 million Canadian dollar loan (approximately $152 million in U.S. dollars as of September 30, 2012) in October 2012, $750 million in February 2013 and $1.0 billion in May 2013. We expect to fund these repayments with the remaining proceeds from the Kraft Foods Group’s $6.0 billion debt issuance in June 2012, cash from operations and the issuance of commercial paper. From time to time we refinance long-term and short-term debt. The nature and amount of our long-term and short-term debt and the proportionate amount of each will vary as a result of future business requirements, market conditions and other factors. As of September 30, 2012, we had $11.2 billion remaining in long-term financing authority from our Board of Directors.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

There were no material changes to our off-balance sheet arrangements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

During the first nine months of 2012 our long-term debt and expected interest payments increased as Kraft Foods Group issued $6.0 billion of senior unsecured notes. See Note 8, Debt, for additional information on the long-term debt issuances and related terms.

The following table summarizes our contractual obligations at September 30, 2012 related to our total long-term debt and interest expense for the periods presented.

	Payments Due for the 12-Month Period Ended September 30,
	Total	2013	2014-15	2016-17	2018 and Thereafter

	(in millions)

Long-term debt (1)	$29,277	$1,912	$5,280	$4,270	$17,815
Interest expense (2)	18,977	1,537	2,773	2,332	12,335

Total	$48,254	$3,449	$8,053	$6,602	$30,150

(1)	Amounts represent the expected cash payments of our long-term debt and do not include unamortized bond premiums or discounts.
(2)	Amounts represent the expected cash payments of our interest expense on our long-term debt. Interest calculated on our euro notes was forecasted using the euro to U.S. dollar exchange rate as of September 30, 2012. Interest on our pound sterling notes was forecasted using the pound sterling to U.S. dollar exchange rate as of September 30, 2012. An insignificant amount of interest expense was excluded from the table for a portion of our other foreign currency obligations due to the complexities involved in forecasting expected interest payments.

Through September 30, 2012, there were no other material changes to our aggregate contractual obligations than disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011. In connection with our Spin-Off of Kraft Foods Group, we anticipate the transfer of a significant portion of our commitments and obligations. We also do not expect a material adverse change in the effect these arrangements and obligations will have on our liquidity. See our Liquidity section for a discussion of the impacts of our long-term debt issuance on our liquidity position. See Note 12, Commitments and Contingencies, for a discussion of guarantees.

Equity and Dividends

Stock Plans:

In January 2012, in connection with our long-term incentive plan, we granted 1.3 million shares of restricted and deferred stock at a market value of $37.63 per share. In February 2012, as part of our annual equity program, we issued 2.2 million shares of restricted and deferred stock to eligible employees at a market value of $38.00 per share. During the nine months ended September 30, 2012, we issued 0.8 million of additional restricted and deferred shares with a weighted-average market value of $31.66 per share primarily in connection with our 2009 long-term incentive plan performance based awards which were issued and vested during the first quarter of 2012. In aggregate, we issued 4.3 million restricted and deferred shares during the nine months ended September 30, 2012 with a weighted-average market value of $36.69 per share. During the nine months ended September 30, 2012, 4.9 million shares of restricted and deferred stock vested at a market value of $186 million.

In February 2012, as part of our annual equity program, we granted 12.8 million stock options to eligible employees at an exercise price of $38.00 per share. During the nine months ended September 30, 2012, we issued 0.7 million of additional stock options with a weighted-average exercise price of $38.13 per share. In aggregate, we granted 13.5 million stock options during the nine months ended September 30, 2012 at a weighted-average exercise price of $38.00 per share at the time of grant. During the nine months ended September 30, 2012, there were 7.2 million stock options exercised with a total intrinsic value of $84 million.

In connection with the Spin-Off and separation of Kraft Foods Group, restricted and deferred stock awards (excluding long-term incentive plan awards) and employee stock option awards were modified and converted into new equity awards using a formula designed to preserve the fair value of the awards immediately prior to the Spin-Off. On October 1, 2012, holders of restricted and deferred stock awards received one share of Kraft Foods Group restricted or deferred shares for every three restricted or deferred shares they held prior to the Record Date. Holders of stock options awards received Mondelēz International stock options to purchase the same number of shares of Mondelēz International common stock at a reduced exercise price and one new Kraft Foods Group stock option for every three Mondelēz International stock options to preserve the fair value of the overall awards granted. Long-term incentive plan awards held by Kraft Foods Group employees were converted to Kraft Foods Group awards. Long-term incentive plan awards held by Mondelēz International employees will remain Mondelēz International awards. The underlying performance conditions for the Mondelēz International long-term incentive plan awards were modified and are consistent with our original performance targets adjusted to reflect our standalone business.

Dividends:

We paid dividends of $1,542 million in the first nine months of 2012 and $1,535 million in the first nine months of 2011. Prior to the Spin-Off of Kraft Foods Group on October 1, 2012, our annualized dividend rate was $1.16 per common share. Subsequent to distributing Kraft Foods Group, we expect to pay an annualized dividend rate of $0.52. For 2012, this would result in an expected $1.00 per common share dividend. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.

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

Contingencies

See Note 12, Commitments and Contingencies, and Part II, Item 1. Legal Proceedings for a discussion of contingencies.

Outlook

In connection with the Spin-Off, we have provided guidance based on standalone Mondelēz International results. We expect our 2013 Organic Net Revenue growth to be at the low end of our long-term growth target of 5 to 7 percent. We expect 2013 Operating EPS to be $1.50 to $1.55 (based on average August 2012 foreign currency rates. Using average foreign currency rates for October 2012, the company’s 2013 Operating EPS guidance would be approximately 5 cents higher).

Please refer to the following Non-GAAP Financial Measures section.

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

•

“Operating EPS” which is defined as Diluted EPS attributable to Mondelēz International excluding the impact of the 2012-2014 Restructuring Program, Spin-Off Costs, Integration Program, Cadbury-related acquisition and financing costs and the 2010 U.S. healthcare legislation change in prior periods.

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

Organic Net Revenues

Using the definition of “Organic Net Revenues” above, the only adjustments made to “net revenues” (the most comparable U.S. GAAP financial measure) during the three and nine months ended September 30, 2012 were to exclude the impact of foreign currency, the impact of the accounting calendar change in 2011 and the impact of the Starbucks CPG business cessation. We believe that Organic Net Revenues better reflect the underlying growth from the ongoing activities of our business and provide improved comparability of results.

	For the Three Months Ended September 30,
	2012	2011	$ Change	% Change
	(in millions)

Organic Net Revenues	$13,498	$13,226	$272	2.1%
Impact of foreign currency	(589)	–	(589)	(4.5	)pp

Net revenues	$12,909	$13,226	$(317)	(2.4)%

	For the Nine Months Ended
	September 30,
	2012	2011	$ Change	% Change
	(in millions)

Organic Net Revenues	$40,761	$39,225	$1,536	3.9%
Impact of foreign currency	(1,473)	–	(1,473)	(3.8	)pp
Impact of accounting calendar changes	–	361	(361)	(0.9	)pp
Impact of the Starbucks CPG business cessation	–	91	(91)	(0.2	)pp

Net revenues	$39,288	$39,677	$(389)	(1.0)%

Adjusted Operating Income

Using the definition of “Adjusted Operating Income” above, the only adjustments made to “operating income” (the most comparable U.S. GAAP financial measure) during the three and nine months ended September 30, 2012 were to exclude Spin-Off Costs, 2012-2014 Restructuring Program costs and Integration Program costs. We believe that Adjusted Operating Income provides improved comparability of operating results.

	For the Three Months Ended September 30,
	2012	2011	$ Change	% Change
	(in millions)

Adjusted Operating Income	$1,933	$1,810	$123	6.8%
Spin-Off Costs	(226)	–	(226)	(13.3	)pp
2012-2014 Restructuring Program	(69)	–	(69)	(4.1	)pp
Integration Program	14	(112)	126	7.9	pp

Operating income	$1,652	$1,698	$(46)	(2.7)%

	For the Nine Months Ended September 30,
	2012	2011	$ Change	% Change
	(in millions)

Adjusted Operating Income	$5,889	$5,502	$387	7.0%
Spin-Off Costs	(365)	–	(365)	(7.1	)pp
2012-2014 Restructuring Program	(238)	–	(238)	(4.6	)pp
Integration Program	(64)	(352)	288	6.1	pp

Operating income	$5,222	$5,150	$72	1.4%

Operating EPS

Using the definition of “Operating EPS” above, the only adjustments made to “Diluted EPS attributable to Mondelēz International” (the most comparable U.S. GAAP financial measure) during the three and nine months ended September 30, 2012 were to exclude Spin-Off Costs, 2012-2014 Restructuring Program costs and Integration Program costs. We believe Operating EPS provides improved comparability of operating results.

	For the Three Months Ended September 30,
	2012	2011	$ Change	% Change

Operating EPS	$0.64	$0.58	$0.06	10.3%
Spin-Off Costs(1)	(0.25)	–	(0.25)	(48.1	)pp
2012-2014 Restructuring Program	(0.03)	–	(0.03)	(5.8	)pp
Integration Program	–	(0.06)	0.06	12.8	pp

Diluted EPS attributable to Mondelēz International	$0.36	$0.52	$(0.16)	(30.8)%

	For the Nine Months Ended September 30,
	2012	2011	$ Change	% Change

Operating EPS	$1.88	$1.72	$0.16	9.3%
Spin-Off Costs(1)	(0.36)	–	(0.36)	(23.7	)pp
2012-2014 Restructuring Program	(0.08)	–	(0.08)	(5.3	)pp
Integration Program	(0.04)	(0.20)	0.16	11.8	pp

Diluted EPS attributable to Mondelēz International	$1.40	$1.52	$(0.12)	(7.9)%

(1)	Spin-Off Costs for the three months ended September 30, 2012 include $226 million of pre-tax costs in selling, general and administrative expense and $457 million in interest expense. Spin-Off Costs for the nine months ended September 30, 2012 include $365 million of pre-tax costs in selling, general and administrative expense and $619 million in interest expense.

Forward-Looking Statements

This report contains a number of forward-looking statements. Words such as “expects,” “plans,” “believes,” “continues,” “anticipates,” “intends” and variations of those words and similar expressions are intended to identify our forward-looking statements. The forward-looking statements contained in this report include, but are not limited to statements about: our 2012-2014 Restructuring Program; our Integration Program; pension plan contributions; unrealized losses on hedging activities; the Starbucks arbitration; our Spin-Off Costs; price volatility and cost environment; our liquidity; our funding sources; planned capital expenditures and funding; our financial covenants; our revolving credit facilities; repayment of debts, including funding; our long-term debt covenants; off-balance sheet arrangements and contractual obligations, including effect on liquidity; dividend expectations; our accounting policies; our Outlook, in particular, 2013 Organic Net Revenue and Operating EPS; our risk management program; and the outcome of our legal proceedings. These forward-looking statements involve risks and uncertainties, many of which are beyond our control, and important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, continued volatility and increase in commodity costs, pricing actions, increased competition, the continuing weak economic environment, in particular in certain developing markets and parts of Europe, risks from operating globally and tax law changes. For additional information on these and other factors that could affect our forward-looking statements, see our risk factors, as they may be amended from time to time, set forth in our filings with the SEC, including our most recently filed Annual Report on Form 10-K and subsequent reports on Forms 10-Q and 8-K. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this report, except as required by applicable law or regulation.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a global operation, we use certain financial instruments to manage our foreign currency exchange rate, commodity price and interest rate risks. We monitor and manage these exposures as part of our overall risk management program. Our risk management program focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. We maintain foreign currency, commodity price and interest rate risk management policies that principally use derivative instruments to reduce significant, unanticipated earnings fluctuations that may arise from volatility in foreign currency exchange rates, commodity prices and interest rates. We also sell commodity futures to unprice future purchase commitments, and we occasionally use related futures to cross-hedge a commodity exposure. We are not a party to leveraged derivatives and, by policy, do not use financial instruments for speculative purposes. There were no significant changes in the types of derivative instruments we use to hedge our exposures since December 31, 2011. Refer to Note 11, Financial Instruments, for further information on our derivative activity during the first nine months of 2012 and the types of derivative instruments we used to hedge our exposures.

Item 4. Controls and Procedures.

a)	Evaluation of Disclosure Controls and Procedures

Management, together with our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2012.

b)	Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended September 30, 2012. We determined that there were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

We routinely are involved in legal proceedings, claims and governmental inspections or investigations (“Legal Matters”) arising in the ordinary course of our business.

On March 1, 2011, the Starbucks Coffee Company (“Starbucks”) took control of the Starbucks packaged coffee business (“Starbucks CPG business”) in grocery stores and other channels. Starbucks did so without our authorization and in what we contend is a violation and breach of our license and supply agreement with Starbucks related to the Starbucks CPG business. The dispute is in arbitration in Chicago, Illinois. We are seeking appropriate remedies, including payment of the fair market value of the supply and license agreement, plus the premium this agreement specifies, prejudgment interest under New York law and attorney’s fees. Starbucks has counterclaimed for damages. Testimony and post-hearing briefing in the arbitration proceeding are completed, and we await the arbitrator’s decision. Kraft Foods Group remains the named party in the proceeding. Under the Separation and Distribution Agreement between Kraft Foods Group and us, Kraft Foods Group will direct any recovery awarded in the arbitration proceeding to us. We will reimburse Kraft Foods Group for any costs and expenses it incurs in connection with the arbitration.

Other information regarding Legal Matters is available in the Legal Proceedings discussions in our Annual Report on Form 10-K for the year ended December 31, 2011, as updated by our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and is incorporated by reference into this report.

While we cannot predict with certainty the results of any Legal Matters in which we are currently involved, we do not expect that the ultimate costs to resolve any of these Legal Matters individually and in the aggregate will have a material adverse effect on our financial results.

Item 1A.  Risk Factors.

There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, as updated by our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following activity represents shares tendered to us by employees who used shares to exercise options, and who used shares to pay the related taxes for grants of restricted and deferred stock that vested. Accordingly, these are non-cash transactions.

	Total Number of Shares	Average Price per Share

July 1-31, 2012	2,992	$38.27
August 1-31, 2012	62,205	40.82
September 1-30, 2012	10,483	40.96

For the Quarter Ended September 30, 2012	75,680	40.74

Item 6.  Exhibits.

Exhibit Number	Description

2.1	Separation and Distribution Agreement between the Registrant and Kraft Foods Group, Inc., dated as of September 27, 2012 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2012).

2.2	Canadian Asset Transfer Agreement between Mondelez Canada Inc. and Kraft Canada Inc., dated as of September 29, 2012.*

2.3	Master Ownership and License Agreement Regarding Patents, Trade Secrets and Related Intellectual Property between Kraft Foods Global Brands LLC, Kraft Foods Group Brands LLC, Kraft Foods UK Ltd. and Kraft Foods R&D Inc., dated as of October 1, 2012.*

2.4	Master Ownership and License Agreement Regarding Trademarks and Related Intellectual Property between Kraft Foods Global Brands LLC and Kraft Foods Group Brands LLC., dated as of September 27, 2012.*

3.1	Amended and Restated Articles of Incorporation of the Registrant, effective October 1, 2012 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2012).

3.2	Amended and Restated By-Laws of the Registrant, effective October 1, 2012 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2012).

10.1	Mondelēz International Inc. Change in Control Plan for Key Executives, amended as of October 2, 2012.

10.2	Offer of Employment Letter, between the Registrant and Tracey Belcourt, dated July 8, 2012.

10.3	Tax Sharing and Indemnity Agreement by and between the Registrant and Kraft Foods Group, Inc., dated as of September 27, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2012).

10.4	Employee Matters Agreement between the Registrant and Kraft Foods Group, Inc., dated as of September 27, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2012).

11	Computation of Per Share Earnings.**

12	Statement regarding computation of ratios of earnings to fixed charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following materials from Mondelēz International’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Equity, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text, and (vi) document and entity information.

* Upon request, Mondelēz International, Inc. agrees to furnish to the U.S. Securities and Exchange Commission, on a supplemental basis, a copy of any omitted schedule or exhibit to such agreement.

** Data required by Item 601(b)(11) of Regulation S-K is provided in Note 14 to the condensed consolidated financial statements in this Report.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONDELĒZ INTERNATIONAL, INC.

/s/ David A. Brearton
David A. Brearton
Executive Vice President and
Chief Financial Officer

November 8, 2012