Form 10-K
period 2012-12-31
Mondelez International, Inc.
filed 2013-02-25
CIK 1103982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 1-16483

Mondelēz International, Inc.

(Exact name of registrant as specified in its charter)

Virginia	52-2284372
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Three Parkway North, Deerfield, Illinois	60015
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 847-943-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, no par value	The NASDAQ Global Select Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the shares of Class A Common Stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on June 30, 2012, was $69 billion. At January 31, 2013, there were 1,778,287,539 shares of the registrant’s Class A Common Stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of shareholders expected to be held on May 21, 2013 are incorporated by reference into Part III hereof.

Mondelēz International, Inc.

In this report, for all periods presented, “we,” “us,” “our,” and “Mondelēz International,” refer to Mondelēz International, Inc. and subsidiaries (formerly Kraft Foods Inc. and subsidiaries). References to “Common Stock” refer to our Class A common stock.

i

Forward-looking Statements

This report contains a number of forward-looking statements. Words, and variations of words, such as “goals,” “expect,” “plan,” “drive,” “focus,” “believe,” “anticipate,” “estimate” and similar expressions are intended to identify our forward-looking statements, including but not limited to those related to our Strategy, in particular, our goal to deliver top-tier financial performance, our expectation to drive substantial growth, our market-leading positions, our expansion plans, sales and earnings growth and our Power Brands and Priority Markets; Spin-Off Costs; price volatility; cost environment; measures to address increased costs; raw material prices and supply; new laws and regulations; environmental compliance and resolutions; relationships with employees and representatives; our Legal Matters; Cadbury synergies; Restructuring Program costs; Integration Program costs; deferred tax assets; our accounting estimates; U.S. Confections and Europe Biscuits fair value; employee benefit plan net expenses, obligations and assumptions; pension expenses, contributions and assumptions; pension costs related to the Hostess bankruptcy; our liquidity and funding sources; capital expenditures and funding; financial and long-term debt covenants; debt repayment and funding; guarantees; our aggregate contractual obligations; dividends; our 2013 Outlook, in particular, 2013 Organic Net Revenue growth and Operating EPS; and our risk management program, including the use of financial instruments for hedging activities.

These forward-looking statements are subject to a number of risks and uncertainties, and the cautionary statements contained in the “Risk Factors” found in this Annual Report on Form 10-K identify important factors that could cause actual results to differ materially from those in our forward-looking statements. Such factors include, but are not limited to, continued volatility of commodity and other input costs, pricing actions, increased competition, our ability to differentiate our products from retailer brands, increased costs of sales, regulatory or legal restrictions, actions or delays, a shift in our product mix to lower margin offerings, private label, risks from operating globally, continued consumer weakness, weakness in economic conditions, our labor force and tax law changes. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this report.

PART  I

Item 1. Business.

General

Mondelēz International is one of the world’s largest snack companies with global net revenues of $35.0 billion and earnings from continuing operations of $1.6 billion in 2012. Beginning on October 1, 2012, following the spin-off of our North American grocery operations to our shareholders (the “Spin-Off”), Mondelēz International is a “new” company in name and strategy, yet we carry forward the values of our legacy organization and the heritage of our iconic brands.

Our vision is to Create Delicious Moments of Joy. We support this vision by manufacturing and marketing delicious food and beverage products for consumers in approximately 165 countries around the world.

We are a Global Snacks Powerhouse. We hold leading market shares in every category and every region of the world in which we compete. We hold the No. 1 position globally in biscuits, chocolate, candy and powdered beverages as well as the No. 2 position in gum and coffee. Our portfolio includes nine brands with annual revenues exceeding $1 billion each including Oreo, Nabisco and LU biscuits; Milka, Cadbury Dairy Milk and Cadbury chocolates; Trident gum; Jacobs coffee; and Tang powdered beverage. In addition, our portfolio of snack foods and refreshments includes 52 brands which each generated annual revenues of more than $100 million in 2012.

Upon completing the Spin-Off of Kraft Foods Group, Inc., we changed our name from Kraft Foods Inc. to Mondelēz International, Inc. Our name reflects our vision to create a more delicious world in which to live. Following the Spin-Off, on October 2, 2012, our shares began to trade on The NASDAQ Global Select Market under the new symbol “MDLZ.” We remain incorporated in the Commonwealth of Virginia since 2000 and we continue to be a proud member of the Standard & Poor’s 500 and the Dow Jones Sustainability Index. (For more information on the Spin-Off of Kraft Foods Group, see Significant Divestitures and Acquisitions below and Note 2, Divestitures and Acquisitions, to the consolidated financial statements.)

Strategy

As a Global Snacks Powerhouse, we intend to leverage our core strengths, including market leadership positions across our categories and a significant presence in every geography, to achieve two primary goals: deliver top-tier financial performance and be a great place to work. We plan to achieve these goals by executing five strategies:

•

Unleash the Power of Our People. We recognize the importance of our people living out our shared vision and delivering on our shared goals with joy, commitment and unquestioned integrity. With our employees, we are creating collaborative, creative, learning communities to share good ideas and execute plans more efficiently and effectively.

•

Transform Snacking. Our global Power Brands are the heart of our competitive advantage. They enable us to fulfill consumers’ needs with a full range of snacking choices that fuel the body, treat the spirit and boost the mind. By skewing resources to these brands, we expect to drive substantial growth. In addition, our global innovation platforms, such as those that help consumers “sustain energy” or “satisfy hunger,” allow us to quickly adapt successful products from one market to many others. By meeting the needs of consumers and continually innovating our existing portfolio of products, we expect to grow and maintain our market-leading positions.

•

Revolutionize Selling. Following our acquisitions of the LU biscuit business in 2007 and Cadbury Limited in 2010, we significantly expanded our routes to market around the globe, particularly in emerging markets. We plan to expand and further develop best-in-class sales and distribution capabilities across our key markets in both developing and developed markets.

•

Drive Efficiency to Fuel Growth. We drive growth by managing our business through a virtuous cycle to deliver great quality at advantaged costs. To drive sales and earnings growth, we focus on our Power Brands and Priority Markets, we work to expand margins through overhead discipline and by leveraging lean and simple cost management programs within our integrated supply chain. We then reinvest savings to pursue additional targeted growth opportunities within our portfolio.

•

Protect the Well-being of Our Planet. We are committed to growing our business while protecting our planet and its people. To accomplish this, we deliver safe, high-quality foods and ensure a safe work environment for our employees. We also create foods that fit the way people eat today and provide balanced snacking choices by inventing new solutions and improving our nutritional profile. We protect our resources, focusing on where we can have the greatest impact. We empower farming communities to deliver innovative solutions throughout our ingredient supply chain. We drive resource efficiency and design sustainability into our operations to minimize the toll we have on the planet.

Reportable Segments

We manage our global business and report operating results through three geographic units: Developing Markets, Europe and North America. In connection with the divestiture of Kraft Foods Group, we divested and no longer report on the following segments within our results from continuing operations: U.S. Beverages, U.S. Cheese, U.S. Convenient Meals and U.S. Grocery. Our remaining businesses within North America are predominantly snacks businesses. Our segment results in this Annual Report on Form 10-K reflect these changes for all periods presented.

Beginning in 2013, our segment structure will change. In December 2012, we announced a reorganization of our business and reporting structure following the Spin-Off. Effective January 1, 2013, our operations, management and segments will be reorganized into five operating segments: Asia Pacific; Eastern Europe, Middle East & Africa (“EEMEA”); Europe; Latin America and North America. Accordingly, we will begin to report on our new segment structure during the first quarter of 2013 and reflect the change for all the historical periods we present.

We use segment operating income to evaluate segment performance and to allocate resources. We believe this measure is most relevant to investors in order to analyze segment results and trends. As further discussed in Note 16, Segment Reporting, to the consolidated financial statements, segment operating income excludes unrealized gains and losses on hedging activities (which are a component of cost of sales), certain components of our U.S. pension plan cost (which are a component of cost of sales and selling, general and administrative expenses), gains / (losses) on divestitures, acquisition-related costs (which are a component of selling, general and administrative expenses), general corporate expenses (which are a component of selling, general and administrative expenses) and amortization of intangibles.

During the last three fiscal years, our segments contributed to segment operating income as reflected below. See Note 16, Segment Reporting, for additional information, including total assets and net revenues by segment.

	For the Years Ended December 31,
	2012	2011	2010

Developing Markets	45.4%	46.9%	44.4%
Europe	35.4%	32.9%	32.3%
North America	19.2%	20.2%	23.3%

Total Segment Operating Income	100.0%	100.0%	100.0%

Our brands span five consumer sectors:

•	Biscuits (including cookies, crackers and salted snacks)
•	Chocolate
•	Gum & Candy
•	Beverages
•	Cheese & Grocery

During 2012, our reportable segments participated in these five consumer sectors as follows:

	Percentage of 2012 Net Revenues by Consumer Sector
			Gum &		Cheese &
Segment	Biscuits	Chocolate	Candy	Beverages	Grocery	Total
Developing Markets	10.0%	12.8%	8.8%	8.2%	4.8%	44.6%
Europe	6.9%	12.9%	2.8%	8.5%	4.5%	35.6%
North America	14.9%	1.0%	3.7%	–	0.2%	19.8%

Consumer Sector Percentage Total	31.8%	26.7%	15.3%	16.7%	9.5%	100.0%

Within the consumer sectors, the classes of products which contributed 10% or more to consolidated net revenues for the years ended December 31, were:

	For the Years Ended December 31,
	2012	2011	2010

Biscuits (cookies and crackers)	27%	26%	26%
Chocolate	27%	27%	26%
Gum & Candy	15%	16%	16%
Coffee	11%	12%	11%

Significant Divestitures and Acquisitions

Spin-Off of Kraft Foods Group:

On October 1, 2012 (the “Distribution Date”), we completed the spin-off of our North American grocery business, Kraft Foods Group, Inc. (“Kraft Foods Group”), to our shareholders (the “Spin-Off”). Along with our other food and beverage categories, we also retained our global snacks business (the “Global Snacks Business”). On October 1, 2012, each of our shareholders of record as of the close of business on September 19, 2012 (“the Record Date”) received one share of Kraft Foods Group common stock for every three shares of our Common Stock held as of the Record Date. The distribution was structured to be tax free to our U.S. shareholders for U.S. federal income tax purposes.

Kraft Foods Group is now an independent public company and following the Spin-Off, we do not beneficially own any shares of Kraft Foods Group common stock.

The divested Kraft Foods Group business is presented as a discontinued operation on the consolidated statements of earnings for all periods presented. The Kraft Foods Group balance sheet, other comprehensive earnings and cash flows are included within our consolidated balance sheet and consolidated statements of equity, comprehensive earnings and cash flows through October 1, 2012.

In order to implement the Spin-Off, we entered into certain agreements with Kraft Foods Group to effect our legal and structural separation; govern the relationship between us; and allocate various assets, liabilities and obligations between us, including, among other things, employee benefits, intellectual property and tax-related assets and liabilities (see Note 14, Income Taxes, for additional information on the current and deferred tax assets and liabilities transferred or retained in the Spin-Off). In addition to executing the Spin-Off in the manner provided in the agreements, in November 2012, pursuant to these agreements, we paid Kraft Foods Group $163 million related to targeted cash flows (together with the $247 million of cash divested on the Distribution Date, totaling $410 million of cash transferred to Kraft Foods Group in connection with the Spin-Off). To facilitate the management, including final payment and resolution, of certain obligations, Kraft Foods Group retained certain of our North American net trade payables and receivables. We also retained approximately $140 million of workers’ compensation liabilities for claims incurred by Kraft Foods Group employees prior to the Spin-Off. In November 2012, we paid Kraft Foods Group $95 million to cash settle the net trade payables and receivables. As of December 31, 2012, we also have a $55 million receivable from Kraft Foods Group related to the cash settlement of stock awards held by our respective employees at the time of the Spin-Off as further described in Note 11, Stock Plans, to the consolidated financial statements.

Our results from continuing operations include one-time Spin-Off transaction, transition and financing and related costs (“Spin-Off Costs”) we have incurred to date. We recorded Spin-Off Costs of $1,053 million, or $0.39 per diluted share in 2012 and $46 million, or $0.02 per diluted share, in 2011. We expect to incur Spin-Off Costs of approximately $100 million in 2013 related primarily to human resource, customer service and logistics and information systems and processes as well as legal costs associated with revising intellectual property and other long-term agreements.

Refer to Note 2, Divestitures and Acquisitions, to the consolidated financial statements, for additional information on the Spin-Off of Kraft Foods Group.

Cadbury Acquisition:

In 2010, we acquired all the outstanding shares of Cadbury Limited (“Cadbury”) in an acquisition valued at $18,547 million, or $17,503 million net of cash and cash equivalents. In 2010, we incurred acquisition-related transaction costs of $218 million (recorded in selling, general and administrative expense) and acquisition-related financing fees of $96 million (recorded in interest and other expenses, net).

As a condition of the acquisition, the EU Commission required that we divest certain Cadbury confectionery operations in Poland and Romania. The divestitures were completed in the third quarter of 2010 and generated $342 million of sale proceeds. The impact of these divestitures was reflected as adjustments within the Cadbury final purchase accounting.

During 2010, Cadbury contributed net revenues of $9,143 million and net earnings of $530 million from February 2, 2010 through December 31, 2010. See Note 2, Divestitures and Acquisitions, to our consolidated financial statements for additional information on the Cadbury acquisition.

Customers

As a percentage of our net revenues from continuing operations, our five largest customers accounted for 15.6% of net revenues in 2012 compared with 15.5% in 2011 and 15.1% in 2010. Also, our ten largest customers accounted for 24.1% of net revenues in 2012 compared with 22.7% in 2011 and 23.2% in 2010. No single customer accounted for 10% or more of our net revenues from continuing operations.

Seasonality

Demand for some of our products may be influenced by holidays, changes in seasons or other annual events. However, overall sales of our products are generally evenly balanced throughout the year due to the offsetting nature of demands for our products within our diversified product portfolio.

Competition

We face competition in all aspects of our business. Competitors include large national and international companies and numerous local and regional companies. Some competitors have different profit objectives and some international competitors are less susceptible to currency exchange rates. We compete primarily on the basis of product quality, brand recognition, brand loyalty, service, marketing, advertising and price. Moreover, improving our market position or introducing a new product requires substantial research, development, advertising and promotional expenditures.

Distribution and Marketing

Across our segments, our products are generally sold to supermarket chains, wholesalers, supercenters, club stores, mass merchandisers, distributors, convenience stores, gasoline stations, drug stores, value stores and other retail food outlets. We distribute our products through direct store delivery, company-owned and satellite warehouses, distribution centers and other facilities. We also use the services of independent sales offices and agents in some of our international locations.

Our marketing efforts are conducted through three principal sets of activities: (i) consumer marketing in on-air, print, outdoor, digital and social media; (ii) consumer incentives such as coupons and contests; and (iii) trade promotions to support price features, displays and other merchandising of our products by our customers.

Raw Materials and Packaging

We purchase large quantities of commodities, including sugar and other sweeteners, coffee, cocoa, wheat, corn products, soybean and vegetable oils and dairy. In addition, we use significant quantities of packaging materials to package our products and natural gas, fuels and electricity for our factories and warehouses. We regularly monitor worldwide supply and cost trends of these commodities so we can cost-effectively secure ingredients and packaging required for production.

Significant cost items in biscuit, chocolate, gum & candy and many powdered beverage products are sugar and cocoa. We purchase sugar and cocoa on world markets, and the prices of these commodities are affected by the quality and availability of supply and changes in foreign currencies. Significant cost items in our biscuit products are grains (wheat, corn and soybean oil). Grain costs have experienced volatility and have increased significantly in recent years due largely to burgeoning global demand for food, livestock feed and biofuels such as ethanol and biodiesel and other factors such as weather. The most significant cost item in coffee products is green coffee beans which we purchase on world markets as well as from local grower cooperatives. Green coffee bean prices are affected by the quality and availability of supply, changes in the value of the U.S. dollar in relation to certain other currencies and consumer demand for coffee products. Significant cost items in packaging include cardboards, resins and plastics and our energy costs include natural gas, electricity and diesel fuel. We purchase these packaging and energy commodities on world markets and within the countries we operate, and the prices are affected by supply and changes in foreign currencies.

During 2012, our aggregate commodity costs increased primarily as a result of increased packaging, energy, grains and oil costs. We expect the price volatility and a slightly higher cost environment to continue over the remainder of 2013. We have addressed higher commodity costs primarily through higher pricing, lower manufacturing costs due to our end-to-end cost management program and overhead cost control. We expect to continue to use these measures to address further commodity cost increases.

External factors such as weather conditions, commodity market conditions, currency fluctuations and the effects of governmental agricultural programs affect the prices for raw materials and agricultural materials used in our products. We use hedging techniques to limit the impact of price fluctuations in our principal raw materials. However, we do not fully hedge against changes in commodity prices, and these strategies may not protect us from increases in specific raw material costs. While the prices of our principal raw materials can be expected to fluctuate, we believe there will continue to be an adequate supply of the raw materials we use and that they will generally remain available from numerous sources.

Intellectual Property

Our intellectual property rights (including trademarks, patents, copyright, registered designs, proprietary trade secrets, technology and know-how) are material to our business.

We own numerous trademarks and patents in countries around the world. Depending upon the country, trademarks remain valid for as long as they are in use or their registration status is maintained. Trademark registrations generally are for renewable, fixed terms. We have patents for a number of current and potential products. Our patents cover inventions ranging from basic packaging techniques to processes relating to specific products and to the products themselves. Our issued patents extend for varying periods according to the date of patent application filing or grant and the legal term of patents in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage as determined by the patent office or courts in the country, and the availability of legal remedies in the country. While our patent portfolio is material to our business, the loss of one patent or a group of related patents would not have a material adverse effect on our business.

From time to time, we grant third parties licenses to use one or more of our trademarks in connection with the manufacture, sale or distribution of third party products. Similarly, we sell some products under brands we license from third parties. In our agreement with the Kraft Foods Group, we each granted the other party various licenses to use certain of our and their respective intellectual property rights in named jurisdictions following the Spin-Off.

Research and Development

We pursue four objectives in research and development: product safety and quality; growth through new products; superior consumer satisfaction; and reduced costs. At December 31, 2012, we had approximately 2,700 food scientists, chemists and engineers working primarily in 12 key technology centers: East Hanover, New Jersey; Whippany, New Jersey; Banbury, United Kingdom; Bournville, United Kingdom; Curitiba, Brazil; Eysins, Switzerland; Paris, France; Melbourne, Australia; Mexico City, Mexico; Munich, Germany; Reading, United Kingdom; and Suzhou, China. Many of our technology centers are equipped with pilot plants and state-of-the-art instruments. Our research and development expense was $462 million in 2012, $511 million in 2011 and $404 million in 2010.

Regulation

Our food products and packaging materials are subject to local, national and multi-national regulations comprising labeling, packaging, food content, pricing, marketing and advertising, privacy and related areas. In addition, various jurisdictions regulate our operations by licensing our manufacturing plants, enforcing standards for selected food products, grading food products, inspecting manufacturing plants and warehouses, regulating trade practices related to the sale of and imposing their own labeling requirements on our food products. Many of the food commodities we use in our operations are subject to governmental agricultural programs. These programs have substantial effects on prices and supplies and are subject to periodic governmental and administrative review.

Throughout the countries in which we do business, regulators are continually adopting new laws and implementing new regulations that affect our business and operations, such as the European Commission’s EU Health Claim Regulation, effective December 14, 2012, that limits the number of health claims that may be made by food companies about their products and a major reform of the EU legal framework related to the protection of personal data, and in the U.S., the Food Safety Modernization Act, that provides additional food safety authority to the FDA. We will continue to monitor developments of those new laws and regulations. At this time, we do not expect the cost of complying with these new laws and implementing these new regulations will be material.

Environmental Regulation

Throughout the countries in which we do business, we are subject to local, national and multi-national environmental laws and regulations relating to the protection of the environment. We have programs across our business units designed to meet applicable environmental compliance requirements.

In the United States, the laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). CERCLA imposes joint and severable liability on each potentially responsible party. As of December 31, 2012, our subsidiaries were involved in one active proceeding in the U.S. under a state equivalent of CERCLA related to our current operations. As of December 31, 2011, our subsidiaries were involved in 68 active actions. Except for the one active proceeding we retained, all the remaining active actions relate to and were retained by the divested Kraft Foods Group business.

As of December 31, 2012, we accrued an immaterial amount for environmental remediation. Based on information currently available, we believe that the ultimate resolution of existing environmental remediation actions and our compliance in general with environmental laws and regulations will not have a material effect on our financial results.

Employees

At December 31, 2012, we employed approximately 110,000 people worldwide. Our business units are subject to various local, national and multi-national laws and regulations relating to their relationships with their employees. In accordance with European Union requirements, we also have established a European Workers Council composed of management and elected members of our workforce. Employees represented by labor unions or workers’ councils represent 37.7% of our 96,000 employees outside the U.S. and 23.1% of our 14,000 U.S. employees. Most of these workers are represented under contracts which expire at various times throughout the next several years. We believe we have good relationships with employees and their representative organizations.

Foreign Operations

We sell our products to consumers in approximately 165 countries. At December 31, 2012, we had operations in more than 80 countries and made our products at 171 manufacturing and processing facilities in 56 countries. We generated 82.9% of our 2012 net revenues, 83.7% of our 2011 net revenues and 82.6% of our 2010 net revenues from continuing operations outside the U.S. Refer to Note 16, Segment Reporting, for additional information on our foreign operations. Also, for a discussion of risks attendant to our foreign operations, see “Risk Factors” in Item 1A.

Executive Officers of the Registrant

The following are our executive officers as of February 25, 2013:

Name	Age	Title

Irene B. Rosenfeld	59	Chairman and Chief Executive Officer
David A. Brearton	52	Executive Vice President and Chief Financial Officer
Gustavo H. Abelenda	52	Executive Vice President and President, Latin America
Tracey Belcourt	46	Executive Vice President, Strategy
Mark Clouse	44	Executive Vice President and President, North America
Timothy P. Cofer	44	Executive Vice President and President, Europe
Karen J. May	54	Executive Vice President, Global Human Resources
Daniel P. Myers	57	Executive Vice President, Integrated Supply Chain
Pradeep Pant	59	Executive Vice President and President, Asia Pacific and EEMEA
Gerhard W. Pleuhs	56	Executive Vice President and General Counsel
Jean E. Spence	55	Executive Vice President, Research, Development and Quality
Mary Beth West	50	Executive Vice President and Chief Category and Marketing Officer

Ms. Rosenfeld was appointed Chief Executive Officer and Director of Kraft Foods Inc., the predecessor to Mondelēz International, in June 2006 and became Chairman of the Board in March 2007. Prior to that, she served as Chairman and Chief Executive Officer of Frito-Lay, a division of PepsiCo, Inc., a food and beverage company, from September 2004 to June 2006. Previous to that, Ms. Rosenfeld was employed continuously by Kraft Foods Inc., and its predecessor, General Foods Corporation, in various capacities from 1981 until 2003, including President of Kraft Foods North America and President of Operations, Technology, Information Systems and Kraft Foods, Canada, Mexico and Puerto Rico.

Mr. Brearton was appointed Executive Vice President and Chief Financial Officer of Kraft Foods Inc., the predecessor to Mondelēz International, in May 2011. Prior to that, at Kraft Foods Inc., he served as Executive Vice President, Operations and Business Services from January 2008 to May 2011, Executive Vice President, Global Business Services and Strategy from April 2006 to December 2007 and Senior Vice President of Business Process Simplification and Corporate Controller from February 2005 to April 2006. He previously served as Senior Vice President, Finance for Kraft Foods International. Mr. Brearton joined Kraft Foods Inc. in 1984. Mr. Brearton also serves on the Board of Directors of Feeding America, a non-for-profit organization.

Mr. Abelenda was appointed Executive Vice President and President, Latin America effective January 1, 2013. Prior to that, he served as Group Vice President and President, Latin America from August 2003 to December 2012 and Vice President and Managing Director, Brazil, from October 2000 to August 2003. Mr. Abelenda joined Kraft Foods Inc. in 1984.

Ms. Belcourt was appointed Executive Vice President, Strategy effective October 2, 2012. She joined Kraft Foods Inc., the predecessor to Mondelēz International, in September 2012. Prior to that, she was a partner of Bain & Company, a management consulting firm, since 1999, where she specialized in the design and implementation of growth strategies to improve business performance across a variety of consumer industries. Prior to Bain, Ms. Belcourt was an assistant professor of economics at Concordia University in Montreal from 1994 to 1999. She also served as an economic consultant to the U.S. Agency for International Development in Africa in 1999 during her professorship.

Mr. Clouse was appointed Executive Vice President and President, North America effective October 2, 2012. Prior to that, Mr. Clouse held various positions around the world during his 16 years with Kraft Foods Inc., the predecessor to Mondelēz International. He served as President of Kraft Foods Inc. Snacks and Confectionery business in North America from June 2011 to October 2012 and Senior Vice President of the Biscuits Global Category Team from October 2010 to June 2011. He was Managing Director of Kraft Foods Brazil from 2008 to 2010 and President of Kraft Foods Greater China from 2006 to 2008. Before joining Kraft Foods Inc. in 1996, Mr. Clouse served in the United States Army for seven years, obtaining the rank of Captain.

Mr. Cofer is Executive Vice President and President, Europe, a position he held with Kraft Foods Inc., the predecessor to Mondelēz International, since August 2011. Prior to that, he served as Senior Vice President Global Chocolate Category from June 2010 to August 2011, Senior Vice President Strategy and Integration from January 2010 to June 2010, President Kraft Pizza Company from January 2008 to January 2010, and Senior Vice President and General Manager of Oscar Mayer from January 2007 to January 2008. He served as General Manager of EU Chocolate from June 2003 to January 2007. Mr. Cofer joined Kraft Foods Inc. in 1992.

Ms. May was appointed Executive Vice President, Global Human Resources of Kraft Foods Inc., the predecessor to Mondelēz International, in October 2005. Prior to that, she was Corporate Vice President, Human Resources, for Baxter International Inc., a healthcare company, since February 2001. Ms. May also serves on the Board of Directors of MB Financial Inc., a financial services provider.

Mr. Myers is Executive Vice President, Integrated Supply Chain, a position he has held since he joined Kraft Foods Inc., the predecessor to Mondelēz International, in September 2011. Prior to that, he worked for Procter & Gamble, a consumer products company, for 33 years, in a variety of leadership positions, most recently serving as Vice President, Product Supply for P&G’s Global Hair Care business from September 2007 to August 2011. Mr. Myers also serves on the Advisory Board of the University of Tennessee’s Supply Chain Institute.

Mr. Pant was appointed Executive Vice President and President, Asia Pacific and EEMEA effective January 1, 2013. Prior to that, he served as President, Asia Pacific from January 2008 to December 2012. Before joining Kraft Foods Inc., the predecessor to Mondelēz International, he served as Regional Managing Director for Asia, Africa and the Middle East of Fonterra Brands, a dairy company, from January 2006 to December 2007 and as a member of the of Fonterra Leadership Team from January 2007 to December 2007. Mr. Pant spent 20 years with Gillette, a consumer products company, holding various positions throughout Asia Pacific including Greater China, Australia, Korea, Japan and India.

Mr. Pleuhs was appointed Executive Vice President and General Counsel of Kraft Foods Inc., the predecessor to Mondelēz International, effective April 1, 2012. Prior to that, he was Senior Vice President & Deputy General Counsel, Business Units from November 2007 to March 2012 and Senior Vice President and Deputy General Counsel, International for Kraft Foods Global, Inc., from July 2004 to November 2007. Before joining Kraft Foods Inc. in 1990, Mr. Pleuhs held a number of senior positions within the German Law Department of Jacobs Kaffee Deutschland GmbH, an international beverage and confectionery company, prior to and after its acquisition by Altria Group, the former parent company of Kraft Foods Inc.

Ms. Spence was appointed Executive Vice President, Research, Development and Quality of Kraft Foods Inc., the predecessor to Mondelēz International, in January 2004. Prior to that, Ms. Spence served as Senior Vice President, Research and Development for Kraft Foods North America from August 2003 to January 2004 and Senior Vice President of Worldwide Quality, Scientific Affairs and Compliance for Kraft Foods North America from November 2001 to August 2003. She joined Kraft Foods Inc. in 1981. Ms. Spence also serves as a Trustee of Clarkson University and on the Supervisory Board of GEA Group AG.

Ms. West was appointed Executive Vice President and Chief Category and Marketing Officer of Kraft Foods Inc., the predecessor to Mondelēz International, effective August 1, 2010. Previously, she served as Executive Vice President and Chief Marketing Officer from October 2007 to July 2010 and as Group Vice President for Kraft Foods and President of the North America Beverages Sector from 2005 to October 2007. Ms. West joined Kraft Foods Inc. in 1986. Ms. West also serves on the Board of Directors of J.C. Penney Company, Inc. and is a member of the Executive Leadership Council.

Ethics and Governance

We adopted the Mondelēz International Code of Conduct, which qualifies as a code of ethics under Item 406 of Regulation S-K. The code applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Our code of ethics is available free of charge on our Web site at www.mondelezinternational.com and will be provided free of charge to any shareholder submitting a written request to: Corporate Secretary, Mondelēz International, Inc., Three Parkway North, Deerfield, IL 60015. We will disclose any waiver we grant to our principal executive officer, principal financial officer, principal accounting officer or controller under our code of ethics, or certain amendments to the code of ethics, on our Web site at www.mondelezinternational.com.

In addition, we adopted Corporate Governance Guidelines, charters for each of the Board’s three standing committees and the Code of Business Conduct and Ethics for Non-Employee Directors. All of these materials are available on our Web site at www.mondelezinternational.com and will be provided free of charge to any shareholder requesting a copy by writing to: Corporate Secretary, Mondelēz International, Inc., Three Parkway North, Deerfield, IL 60015.

Available Information

Our Internet address is www.mondelezinternational.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge as soon as possible after we electronically file them with, or furnish them to, the SEC. You can access our filings with the SEC by visiting www.mondelezinternational.com. The information on our Web site is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC.

You can also read, access and copy any document that we file, including this Annual Report on Form 10-K, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Call the SEC at 1-800-SEC-0330 for information on the operation of the Public Reference Room. In addition, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including Mondelēz International, that are electronically filed with the SEC.

Item 1A.  Risk Factors.

You should read the following risk factors carefully in connection with evaluating our business and the forward-looking information contained in this Annual Report on Form 10-K. Any of the following risks could materially and adversely affect our business, operating results, financial condition and the actual outcome of matters in this Annual Report on Form 10-K. While we believe we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our business, performance or financial condition in the future.

We operate in a highly competitive industry.

The food and snacking industries are highly competitive. Our principal competitors are major international food, snack and beverage companies that, like us, operate in multiple geographic areas. We compete based on price, product innovation, product quality, brand recognition and loyalty, effectiveness of marketing, promotional activity and the ability to identify and satisfy consumer preferences.

We may need to reduce our prices in response to competitive and customer pressures. Additionally, the emergence of new distribution channels, such as Internet sales directly to consumers, may affect customer and consumer preferences. Competition and customer pressures may also restrict our ability to increase prices in response to commodity and other cost increases. We may also need to increase or reallocate spending on marketing, advertising and new product innovation to protect or increase market share. These expenditures are subject to risks, including uncertainties about trade and consumer acceptance of our efforts. If we reduce prices or our costs increase, but we cannot increase sales volumes to offset those changes, then our financial condition and results of operations will suffer.

Maintaining, extending and expanding our reputation and brand image is essential to our business success.

We have many iconic brands with worldwide recognition. Our success depends on our ability to maintain brand image for our existing products, extend our brands into new geographies and to new platforms and expand our brand image with new product offerings.

We seek to maintain, extend and expand our brand image through marketing investments, including advertising and consumer promotions, and product innovation. Continuing global focus on health and wellness, including weight management, and increasing media attention to the role of food marketing could adversely affect our brand image or lead to stricter regulations and greater scrutiny of food and snacking marketing practices. Increased legal or regulatory restrictions on our advertising, consumer promotions and marketing, or our response to those restrictions, could limit our efforts to maintain, extend and expand our brands. Moreover, adverse publicity about regulatory or legal action against us could damage our reputation and brand image, undermine our customers’ confidence and reduce long-term demand for our products, even if the regulatory or legal action is unfounded or not material to our operations.

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

The consolidation of retail customers creates larger retailers with increased influence in the marketplace.

Retail customers, such as supermarkets, warehouse clubs and food distributors in the European Union, the United States and our other major markets, continue to consolidate, resulting in fewer customers on which we can rely for business. Consolidation also produces large, more sophisticated retail customers that can resist price increases and demand lower pricing, increased promotional programs or specifically tailored products. In addition, larger retailers have the scale to develop supply chains that permit them to operate with reduced inventories or to develop and market their own retailer brands. Further retail consolidation and increasing retail power could materially and adversely affect our product sales, financial condition and results of operations.

Retail consolidation also increases the risk that adverse changes in our customers’ business operations or financial performance will have a corresponding material adverse effect on us. For example, if our customers cannot access sufficient funds or financing, then they may delay, decrease or cancel purchases of our products, or delay or fail to pay us for previous purchases.

Changes in our relationships with significant customers or suppliers could affect sales and our ability to supply products to our customers.

During 2012, our five largest customers accounted for 15.6% of our net revenues. No single customer accounted for 10% or more of our net revenues from continuing operations. There can be no assurance that all significant customers will continue to purchase our products in the same mix or quantities or on the same terms as in the past, particularly as increasingly powerful retailers continue to demand lower pricing and develop their own brands. The loss of a significant customer or a material reduction in sales, or a change in the mix of products we sell to a significant customer could materially and adversely affect our product sales, financial condition and results of operations.

Disputes with significant suppliers, including those related to pricing or performance, could adversely affect our ability to supply products to our customers and could materially and adversely affect our product sales, financial condition and results of operations.

Commodity and other input prices are volatile and may rise significantly.

We purchase large quantities of commodities, including sugar and other sweeteners, coffee, cocoa, wheat, corn products, soybean and vegetable oils and dairy. In addition, we use significant quantities of packaging materials to package our products. We also use natural gas, fuels and electricity for our factories and warehouses. Prices for commodities, other supplies and energy are volatile and can fluctuate due to conditions that are difficult to predict, including global competition for resources, currency fluctuations, severe weather, consumer or industrial demand and changes in governmental trade, alternative energy and agricultural programs. Although we monitor our exposure to commodity prices as an integral part of our overall risk management program, and seek to hedge against input price increases, continued volatility in the prices of commodities and other supplies we purchase could increase the costs of our products, and our profitability could suffer. Moreover, increases in the price of our products to cover these increased costs may result in lower sales volumes, while decreases could require us to lower our prices and affect our revenues, profits or margins. If we are not successful in our hedging activities, if we are unable to price to cover increased costs or if we must reduce our prices, then commodity and other input price volatility, increases or decreases could materially and adversely affect our financial condition and results of operations.

We must leverage our value proposition in order to compete against retailer brands and other economy brands.

Retailers are increasingly offering retailer and other economy brands that compete with some of our products. Our products must provide higher value and/or quality to our consumers than less expensive alternatives, particularly during periods of economic uncertainty such as those we continue to experience. Consumers may not buy our products if the difference in value or quality between our products and retailer or other economy brands narrows or if consumers perceive a narrowing. If consumers switch to purchasing, or otherwise prefer retailer or other economy brands, then we could lose market share or sales volumes or shift our product mix to lower margin offerings. The impact could materially and adversely affect our financial condition and results of operations.

Changes in regulations could increase our costs.

Our activities throughout the world are highly regulated and subject to government oversight. Various laws and regulations govern food production and marketing, as well as licensing, trade, tax and environmental matters. Governing bodies regularly adopt new laws and regulations and change existing laws and regulations. Our need to comply with new or revised laws and regulations or their interpretation and application, including proposed requirements designed to enhance food safety or to regulate imported ingredients, could materially and adversely affect our product sales, financial condition and results of operations.

Legal claims or other regulatory enforcement actions could subject us to civil and criminal penalties.

We are a large food and snacking company operating in highly regulated environments and constantly evolving legal and regulatory frameworks around the world. Consequently, we are subject to heightened risk of legal claims or other regulatory enforcement actions. Although we have implemented policies and procedures designed to ensure compliance with existing laws and regulations, there can be no assurance that our employees, contractors or agents will not violate our policies and procedures. Moreover, our failure to maintain effective control environment processes could lead to violations, unintentional or otherwise, of laws and regulations. Legal claims or regulatory enforcement actions arising out of our failure or alleged failure to comply with applicable laws and regulations could subject us to civil and criminal penalties that could materially and adversely affect our product sales, reputation, financial condition and results of operations.

We may decide or be required to recall products or be subjected to other product liability claims.

Selling products for human consumption involves inherent risks. We could decide to, or be required to recall products due to suspected or confirmed product contamination, spoilage or other adulteration, product misbranding or product tampering. Any of these events could materially and adversely affect our reputation and product sales, financial condition and results of operations.

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

We are subject to risks generally associated with companies that operate globally.

We are a global company generating 82.9% of our 2012 net revenues, 83.7% of our 2011 net revenues and 82.6% of our 2010 net revenues outside the United States. With operations in more than 80 countries, our operations are subject to risks inherent in multinational operations. Those risks include:

•	compliance with U.S. laws affecting operations outside of the United States, such as the Foreign Corrupt Practices Act (“FCPA”),
•	compliance with a varying local, national and multi-national regulations and laws operating in multiple regimes,
•	changes in tax laws and the interpretation of those laws,
•	fluctuations in currency values,
•	sudden changes in currency exchange controls, such as the recent devaluation in Venezuela
•	discriminatory or conflicting fiscal policies,
•	increased risk on sovereign debt investments,
•	varying abilities to enforce intellectual property and contractual rights,
•	greater risk of uncollectible accounts and longer collection cycles,
•	effective and immediate implementation of control environment processes across our diverse operations and employee base, and the
•	imposition of more or new tariffs, quotas, trade barriers, and similar restrictions on our sales.

In addition, political and economic changes or volatility, geopolitical regional conflicts, terrorist activity, political unrest, civil strife, acts of war, public corruption and other economic or political uncertainties could interrupt and negatively affect our business operations. All of these factors could result in increased costs or decreased revenues, and could materially and adversely affect our product sales, financial condition and results of operations.

Our operations in certain emerging markets expose us to political, economic and regulatory risks.

Our growth strategy depends in part on our ability to expand our operations in emerging markets, including Brazil, China, India, Mexico, Russia and Southeast Asia. However, some emerging markets have greater political and economic volatility and greater vulnerability to infrastructure and labor disruptions than most established markets. In many countries outside of the United States, particularly in those with emerging economies, it may be common for others to engage in business practices prohibited by laws and regulations with extraterritorial reach, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act or similar local anti-bribery laws. These laws generally prohibit companies and their employees, contractors or agents from making improper payments to government officials. Failure to comply with these laws could subject us to civil and criminal penalties that could materially and adversely affect our financial condition and results of operations.

In addition, competition in emerging markets is increasing as our competitors grow their global operations and low cost local manufacturers expand their production capacities. Our success in emerging markets, is critical to our growth strategy. If we cannot successfully increase our business in emerging markets, our product sales, financial condition and results of operations could be materially and adversely affected.

Unanticipated business disruptions could affect our ability to provide our products to our customers.

We manufacture and source products and materials on a global scale. We have a complex network of suppliers, owned manufacturing locations, co-manufacturing locations, distribution networks and information systems that support our ability consistently to provide our products to our customers. Factors that are hard to predict or beyond our control, like weather, natural disasters, fire, terrorism, generalized labor unrest or health pandemics, could damage or disrupt our operations, or our suppliers’ or co-manufacturers’ operations. If we cannot respond to disruptions in our operations, for example, by finding alternative suppliers or replacing capacity at key manufacturing or distribution locations, or cannot quickly repair damage to our information, production or supply systems, we may be late in delivering, or be unable to deliver, products to our customers. If that occurs, we may lose our customers’ confidence and long-term demand for our products could decline. Any of these events could materially and adversely affect our product sales, financial condition and results of operations.

We must correctly predict, identify and interpret changes in consumer preferences and demand, and offer new products to meet those changes.

Consumer preferences for food and snacking products change continually. Our success depends on our ability to predict, identify and interpret the tastes and dietary habits of consumers and to offer products that appeal to consumer preferences. If we do not offer products that appeal to consumers, our sales and market share will decrease and our profitability could suffer.

We must distinguish among short-term fads, mid-term trends and long-term changes in consumer preferences. If we do not accurately predict which shifts in consumer preferences will be long-term, or if we fail to introduce new and improved products to satisfy those preferences, our sales could decline. In addition, because of our varied consumer base, including by geography, we must offer an array of products that satisfy the broad spectrum of consumer preferences. If we fail to expand our product offerings successfully across product categories, or if we do not rapidly develop products in faster growing and more profitable categories, demand for our products will decrease and our profitability could suffer.

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

We may not successfully identify or complete acquisitions or divestitures or successfully integrate the businesses we acquire.

From time to time, we evaluate acquisition candidates that may strategically fit our business objectives. If we are unable to complete acquisitions or to successfully integrate and develop acquired businesses we could fail to achieve anticipated synergies and cost savings, including the expected increases in revenues and operating results, any of which could materially and adversely affect our financial results. In addition, we may divest businesses that do not meet our strategic objectives, or do not meet our growth or profitability targets. We may not be able to complete desired or proposed divestitures on terms favorable to us. Gains or losses on the sales of, or lost operating income from, those businesses may affect our profitability. Moreover, we may incur asset impairment charges related to acquisitions or divestitures that reduce our profitability.

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

The Spin-Off increased the proportion of our business exposed to currency exchange rate fluctuations. Our financial results and capital ratios are now more sensitive to movements in exchange rates than in prior periods because a larger portion of our assets, liabilities, revenue and expenses must be translated into U.S. dollars for external reporting purposes or converted into U.S. dollars to service obligations such as our U.S. dollar-denominated indebtedness and dividends. In addition, movements in foreign exchange rates can affect transaction costs because we source product ingredients from various countries. We may seek to mitigate our exposure to currency exchange rate fluctuations, but our efforts may not be successful. Accordingly, a depreciation of non-U.S. dollar currencies relative to the U.S. dollar, or changes in the relative value of any two currencies that we use for transactions, could materially and adversely affect our financial condition and results of operations.

We are increasingly dependent on information technology.

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic and financial information, to manage a variety of business processes and activities, and to comply with regulatory, legal and tax requirements. We also depend on our information technology infrastructure for digital marketing activities and for electronic communications among our locations, personnel, customers and suppliers around the world. These information technology systems, some of which are managed by third parties, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors or catastrophic events. If any of our significant information technology systems suffer severe damage, disruption or shutdown, and our business continuity plans do not effectively resolve the issues in a timely manner, our product sales, financial condition and results of operations may be materially and adversely affected, and we could experience delays in reporting our financial results.

In addition, if we are unable to prevent security breaches, we may suffer financial and reputational damage, litigation or remediation costs or penalties because of the unauthorized disclosure of confidential information belonging to us or to our partners, customers or suppliers. In addition, the disclosure of non-public sensitive information through external media channels could lead to the loss of intellectual property or damage our reputation and brand image.

Weak financial performance, downgrades in our credit ratings, illiquid global capital markets and volatile global economic conditions could limit our access to the capital markets, reduce our liquidity and increase our borrowing costs.

From time to time we may need to access the long-term and short-term global capital markets to obtain financing. Our financial performance, our short- and long-term credit ratings, the liquidity of the overall global capital markets and the state of the global economy, including the food industry, will affect our access to, and the availability of, financing on acceptable terms and conditions in the future. There can be no assurance that we will have access to the global capital markets on terms we find acceptable.

We access the U.S. and euro commercial paper markets for regular funding requirements. A downgrade in our credit ratings would increase our borrowing costs and could affect our ability to issue commercial paper. Disruptions in the global commercial paper market or other effects of volatile economic conditions on the global credit markets also could reduce the amount of commercial paper that we could issue and could raise our borrowing costs for both short- and long-term debt offerings.

Our inability to access the global capital markets or an increase in our borrowing costs could materially and adversely affect our financial condition and results of operations.

Volatility in the equity markets, interest rates or other factors could substantially increase our pension costs.

We sponsor a number of benefit plans for our employees throughout the world, including defined benefit pension plans, retiree health and welfare, active health care, severance and other postemployment benefits. At the end of 2012, the projected benefit obligation of our defined benefit pension plans was $11.2 billion and plan assets were $8.3 billion. The difference between plan obligations and assets, or the funded status of the plans, significantly affects the net periodic benefit costs of our pension plans and the ongoing funding requirements of those plans. Our major defined benefit pension plans are funded with trust assets invested in a globally diversified portfolio of investments, including equities and corporate debt. Among other factors, changes in interest rates, mortality rates, early retirement rates, investment returns, minimum funding requirements in the jurisdictions in which the plans operate, arrangements made with the trustees of certain plans and the market value of plan assets can affect the level of plan funding, cause volatility in the net periodic pension cost, and increase our future funding requirements. Legislative and other governmental regulatory actions may also increase funding requirements for our pension plans’ benefits obligation.

Based on current tax laws, we estimate our 2013 pension contributions will be approximately $320 million. We also expect that our net pension cost will decrease to approximately $370 million in 2013. The decrease is primarily due to non-recurring costs in 2012 related primarily to certain pension plan obligations transferred to Kraft Foods Group in the Spin-Off and other 2012 one-time costs, partially offset by increased pension plan expenses in 2013 related to lower discount rates. Volatility in the global capital markets has increased the risk that we may be required to make additional cash contributions to the pension plans and recognize further increases in our net pension cost beyond 2013. A significant portion of some of our pension trust assets are invested in European sovereign debt and are subject to heightened risk that they will lose value as a result of political and financial turmoil in Europe.

Due to our participation in multi-employer pension plans, we may have exposure under those plans that extends beyond what our obligation would be with respect to our employees. If a participating employer ceases its contributions to the plan, as a result of a bankruptcy or otherwise, such as in the case of Hostess Brands’ bankruptcy which we are currently evaluating, we may be required to participate in funding the unfunded obligations of the plan allocable to the withdrawing employer and our costs might increase as a result. (See Note 10, Benefit Plans, to the consolidated financial statements for more information). Further, if we withdraw from a multi-employer pension plan, we may be required to pay those plans an amount based on our allocable share of the underfunded status of the plan.

A significant increase in our pension funding requirements could have a negative impact on our ability to invest in the business.

We may be unable to hire or retain and develop key personnel or a highly skilled and diverse global workforce.

Our continued growth requires us to hire, retain and develop our leadership bench and a highly skilled and diverse global workforce. We compete to hire new personnel and then to develop and retain their skills and competencies. Any unplanned turnover or our failure to develop an adequate succession plan to backfill current leadership positions, or to hire and retain a diverse global workforce could deplete our institutional knowledge base and erode our competitive advantage. In addition, our operating results could be adversely affected by increased costs due to increased competition for employees, higher employee turnover or increased employee benefit costs.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products and brands.

We consider our intellectual property rights, particularly and most notably our trademarks, but also our patents, trade secrets, copyrights and licensing agreements, to be a significant and valuable aspect of our business. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements, third party nondisclosure and assignment agreements and policing of third party misuses of our intellectual property. Our failure to obtain or adequately protect our trademarks, products, new features of our products, or our technology, or any change in law or other changes that serve to lessen or remove the current legal protections of our intellectual property, may diminish our competitiveness and could materially harm our business.

We may be unaware of intellectual property rights of others that may cover some of our technology, brands or products. Any litigation regarding patents or other intellectual property could be costly and time-consuming and could divert management’s and other key personnel’s attention from our business operations. Third party claims of intellectual property infringement might also require us to enter into costly license agreements. We also may be subject to significant damages or injunctions against development and sale of certain of our products. Any of these occurrences could materially and adversely affect our financial condition and results of operations.

Item 1B.   Unresolved Staff Comments.

Not applicable.

Item 2.   Properties.

On December 31, 2012, we had 171 manufacturing and processing facilities located in 56 countries. We own 162 and lease 9 of these manufacturing and processing facilities. It is our practice to maintain all of our plants and properties in good condition. We believe they are suitable and adequate for our present needs.

We also had 173 distribution centers and depots worldwide. We own 44 of these distribution centers and depots, and we lease 129 of these distribution centers and depots. These facilities are in good condition. We believe they have sufficient capacity to meet our distribution needs in the near term.

These facilities are located by segment as follows:

	Number of Manufacturing Facilities	Number of Distribution Facilities
Developing Markets	95	61
Europe	59	22
North America	17	90

Total	171	173

Item 3.   Legal Proceedings.

We routinely are involved in legal proceedings, claims, and governmental inspections or investigations (“Legal Matters”) arising in the ordinary course of our business.

Competition authorities in certain Member States of the European Union have ongoing investigations into possible anticompetitive activity in the fast moving consumer goods (“FMCG”) sector, which includes products such as chocolate and coffee. On January 31, 2012, the German Federal Cartel Office (“FCO”) issued a press release stating that it had discontinued proceedings against our wholly owned subsidiary, Kraft Foods Deutschland GmbH (“KFD”), based on a settlement agreed between KFD and the FCO following the FCO’s finding of an exchange of competitively sensitive information. The FCO also imposed fines against a former KFD employee, as well as several other producers of confectionery. Due to KFD’s cooperation with the FCO in the matter, the fine to resolve the matter against KFD was reduced to €21.7 million.

A compliant and ethical corporate culture, which includes adhering to laws and industry regulations in all jurisdictions in which we do business, is integral to our success. Accordingly, after we acquired Cadbury in February 2010 we began reviewing and adjusting, as needed, Cadbury’s operations in light of applicable standards as well as our policies and practices. We initially focused on such high priority areas as food safety, the Foreign Corrupt Practices Act (“FCPA”) and antitrust. Based upon Cadbury’s pre-acquisition policies and compliance programs and our post-acquisition reviews, our preliminary findings indicated that Cadbury’s overall state of compliance was sound. Nonetheless, through our reviews, we determined that in certain jurisdictions, including India, there appeared to be facts and circumstances warranting further investigation. We are continuing our investigations in certain jurisdictions, including in India, and we continue to cooperate with governmental authorities.

As we previously disclosed, on February 1, 2011, we received a subpoena from the SEC in connection with an investigation under the FCPA, primarily related to a facility in India that we acquired in the Cadbury acquisition. The subpoena primarily requests information regarding dealings with Indian governmental agencies and officials to obtain approvals related to the operation of that facility. We are cooperating with the U.S. and Indian governments in their investigations of these matters.

As we previously disclosed, on March 1, 2011, the Starbucks Coffee Company (“Starbucks”) took control of the Starbucks packaged coffee business (“Starbucks CPG business”) in grocery stores and other channels. Starbucks did so without our authorization and in what we contend is a violation and breach of our license and supply agreement with Starbucks related to the Starbucks CPG business. The dispute is in arbitration in Chicago, Illinois. We are seeking appropriate remedies, including payment of the fair market value of the supply and license agreement, plus the premium this agreement specifies, prejudgment interest under New York law and attorney’s fees. Starbucks has counterclaimed for damages. Testimony and post-hearing briefing in the arbitration proceeding are completed. We await the arbitrator’s decision. Kraft Foods Group remains the named party in the proceeding. Under the Separation and Distribution Agreement between Kraft Foods Group and us, Kraft Foods Group will direct any recovery awarded in the arbitration proceeding to us. We will reimburse Kraft Foods Group for any costs and expenses it incurs in connection with the arbitration.

While we cannot predict with certainty the results of these or any other Legal Matters in which we are currently involved, we do not expect that the ultimate costs to resolve any of these Legal Matters, individually or in the aggregate, will have a material effect on our financial results.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On June 26, 2012, we transitioned our listing from the New York Stock Exchange and our Common Stock began to trade on The NASDAQ Global Select Market under the symbol “KFT.” Following the Spin-Off, on October 2, 2012, our Common Stock began trading under the symbol “MDLZ.” At January 31, 2013, there were 70,992 holders of record of our Common Stock. Information regarding our Common Stock market prices and dividends declared during the last two fiscal years is included in Note 17, Quarterly Financial Data (Unaudited), to the consolidated financial statements.

Comparison of Five-Year Cumulative Total Return

The following graph compares the cumulative total return on our Common Stock with the cumulative total return of the S&P 500 Index, the former Kraft Foods Inc. performance peer group and the new Mondelēz International performance peer group index following the Spin-Off of Kraft Foods Group. The graph assumes, in each case, an initial investment of $100 on December 31, 2007, based on the market prices at the end of each fiscal year through and including December 31, 2012, and reinvestment of dividends (also taking into account the value of Kraft Foods Group shares distributed in the Spin-Off). A vertical line below indicates the October 1, 2012 Spin-Off date and is intended to facilitate comparisons of performance against peers and the stock market before and following the Spin-Off.

Date	Mondelēz International	S&P 500	Performance Peer Group	Former Performance Peer Group
December 31, 2007	$100.00	$100.00	$100.00	$100.00
December 31, 2008	85.40	63.00	81.08	78.42
December 31, 2009	90.52	79.68	96.80	99.02
December 31, 2010	108.97	91.68	108.93	113.41
December 31, 2011	133.64	93.61	117.11	121.92
December 31, 2012	143.67	108.59	128.78	134.52

The new Mondelēz International performance peer group consists of the following companies considered our market competitors, or that have been selected on the basis of industry, global focus or industry leadership: Campbell Soup Company, The Coca-Cola Company, Colgate-Palmolive Company, DANONE, General Mills, Inc., H.J. Heinz Company, The Hershey Company, Kellogg Company, Nestlé S.A., PepsiCo, Inc., The Procter & Gamble Company and Unilever N.V.

Our former performance peer group consisted of the following companies: Campbell Soup Company, The Coca-Cola Company, ConAgra Foods, Inc., DANONE, General Mills, Inc., H.J. Heinz Company, The Hershey Company, Kellogg Company, Nestlé S.A., PepsiCo, Inc., Sara Lee Corporation, and Unilever N.V.

This performance graph and other information furnished under this Part II Item 5(a) of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

Issuer Purchases of Equity Securities during the Quarter ended December 31, 2012

There are currently no share repurchase programs authorized by our Board of Directors. The following activity represents shares tendered by our employees who used shares to exercise options, and who used shares to pay the related taxes for grants of restricted and deferred stock that vested. Accordingly, these are non-cash transactions.

	Total Number of Shares	Average Price Paid per Share
October 1 – 31, 2012	34,654	$27.94
November 1 – 30, 2012	9,164	25.73
December 1 – 31, 2012	17,355	25.69

For the Quarter Ended December 31, 2012	61,173	$26.97

Item 6.  Selected Financial Data.

Mondelēz International, Inc.

Selected Financial Data – Five Year Review(1)

	2012	2011	2010	2009	2008
	(in millions, except per share and employee data)
Continuing Operations(2)
Net revenues	$35,015	$35,810	$31,489	$21,559	$22,872
Earnings from continuing operations, net of taxes	1,567	1,737	672	850	147
Net earnings attributable to Mondelēz International:
Per share, basic	0.87	0.97	0.38	0.57	0.09
Per share, diluted	0.86	0.97	0.38	0.57	0.09

Cash Flow and Financial Position(3)
Net cash provided by operating activities	3,923	4,520	3,748	5,084	4,141
Capital expenditures	1,610	1,771	1,661	1,330	1,367
Property, plant and equipment, net	10,010	13,813	13,792	10,693	9,917
Total assets	75,478	93,837	95,289	66,714	63,173
Long-term debt	15,574	23,095	26,859	18,024	18,589
Total Mondelēz International shareholders’ equity	32,215	35,217	35,834	25,876	22,295
Shares outstanding at year end	1,778	1,768	1,748	1,478	1,469

Per Share and Other Data(4)
Book value per shares outstanding	18.12	19.92	20.50	17.51	15.18
Dividends declared per share(5)	1.00	1.16	1.16	1.16	1.12
Common Stock closing price at year end(6)	25.45	37.36	31.51	27.18	26.85
Number of employees	110,000	126,000	127,000	97,000	98,000

(1)	The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K and past Annual Reports on Form 10-K for earlier periods.
(2)

Significant items impacting the comparability of our results from continuing operations include: Spin-Off Costs in 2012, Restructuring Programs in 2012 and 2008, Cost Savings Initiatives in all years; divestitures and sales of property in 2012 and 2010, the acquisition of Cadbury in 2010 and related Integration Program in 2010-2012; accounting calendar changes primarily in 2010 and 2011 (including a 53rd week of operating results in 2011) and our provision for income taxes in all years. Please refer to Notes 1, Summary of Significant Accounting Policies; 2, Divestitures and Acquisitions; 6, 2012-2014 Restructuring Program; 7, Integration Program and Cost Savings Initiatives; 14, Income Taxes; and 16, Segment Reporting, for additional information regarding items affecting comparability of our results from continuing operations.

(3)	Our Cash Flow and Financial Position information includes Kraft Foods Group data for periods prior to the October 1, 2012 Spin-Off date. Refer to Note 2, Divestitures and Acquisitions, for information on the divested net assets and items impacting cash flow. Other items impacting comparability primarily relate to our acquisition of Cadbury in 2010.
(4)	Per Share and Other Data includes Kraft Foods Group data for periods prior to the October 1, 2012 Spin-Off date.
(5)	Refer to the Equity and Dividends section within Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information on our dividends following the Spin-Off.
(6)	Closing prices reflect historical market prices and have not been adjusted for periods prior to October 1, 2012 to reflect the Spin-Off of Kraft Foods Group on that date.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with the other sections of this Annual Report on Form 10-K, including the consolidated financial statements and related notes contained in Item 8.

Description of the Company

We manufacture and market primarily snack food and beverage products, including biscuits, chocolate, gum & candy, beverages and various cheese & grocery products. We have operations in more than 80 countries and sell our products in approximately 165 countries.

On October 1, 2012 (the “Distribution Date”), we completed the spin-off of our North American grocery business, Kraft Foods Group, Inc. (“Kraft Foods Group”), to our shareholders (the “Spin-Off”). Along with our other food and beverage categories, we also retained our global snacks business (the “Global Snacks Business”). Over the last several years, we transformed our portfolio by expanding geographically and building our presence in the fast-growing snacking category. At the same time, we continued to invest in product quality, marketing and innovation behind our iconic brands, while implementing a series of cost saving initiatives. We expect our Global Snacks Business will build upon its strong presence across numerous fast-growing markets, categories and channels including the high-margin instant consumption channel. We plan to target industry-leading revenue growth, leverage our cost structure through volume growth and improved product mix to drive margin gains and grow earnings per share in the top-tier of our peer group.

Summary of Results and Significant Highlights

As a result of the Spin-Off, the historical results of Kraft Foods Group have been reflected as a discontinued operation within our consolidated statements of earnings for all periods presented. We discuss our results of continuing operations below and in the discussion and analysis which follows.

•

Net revenues decreased 2.2% to $35.0 billion in 2012 and increased 13.7% to $35.8 billion in 2011. Our reported net revenues were significantly impacted by unfavorable foreign currency exchange rates, the lapping of prior-year accounting calendar changes and divestitures in 2012.

•

Organic Net Revenues is a non-GAAP financial measure we use to evaluate our underlying results (see the definition of Organic Net Revenues and our reconciliation with net revenues within Non-GAAP Financial Measures appearing later in this section). Organic Net Revenues increased 4.4% to $36.3 billion in 2012 and increased 7.0% to $33.4 billion in 2011. Organic Net Revenues is on a constant currency basis and excludes the impact of accounting calendar changes and divestitures.

•

Diluted EPS attributable to Mondelēz International decreased 15.1% to $1.69 in 2012 and decreased 16.7% to $1.99 in 2011. Excluding the results of discontinued operations, our diluted EPS attributable to Mondelēz International from continuing operations decreased 11.3% to $0.86 in 2012 and increased 155.3% to $0.97 in 2011. Included within our reported results were one-time Spin-Off Costs, 2012-2014 Restructuring Program costs, Cadbury Integration Program costs, gains and losses on divestitures and divested operating results.

•

Operating EPS is a non-GAAP financial measure we use to evaluate our underlying results (see the definition of Operating EPS and our reconciliation with Diluted EPS within Non-GAAP Financial Measures appearing later in this section). Operating EPS provides transparency of our underlying results from continuing operations and excludes Spin-Off Costs, Spin-Off pension expense and interest expense adjustments, 2012-2014 Restructuring Program costs, Cadbury Integration Program costs, gains and losses on divestitures and divested operating results. We also evaluate Operating EPS on a constant currency basis. Operating EPS increased 0.7% to $1.39 in 2012 and increased 33.0% to $1.41 in 2011. On a constant currency basis, Operating EPS increased 5.1% to $1.45 in 2012 and increased 26.4% to $1.34 in 2011.

•

On October 1, 2012, we completed the Spin-Off in a distribution to shareholders of one share of Kraft Foods Group common stock for every three shares of our Common Stock held as of the Record Date. The distribution was structured to be tax free to our U.S. shareholders for U.S. federal income tax purposes. See additional information on the Spin-Off of Kraft Foods Group in Note 2, Divestitures and Acquisitions, to the consolidated financial statements.

•

During 2012, in anticipation of the Spin-Off, Kraft Foods Group and we executed a series of debt transactions in order to adequately capitalize both companies and to secure for each investment grade credit ratings following the Spin-Off. During 2012, Kraft Foods Group incurred approximately $10 billion of debt through direct note issuances or exchanges of our debt for their debt. As Kraft Foods Group received cash from its note issuances, the cash was distributed to us through the Distribution Date so that we could reduce our debt over time. We were successful in recapitalizing both companies and secured and maintain an investment grade credit rating following the Spin-Off. See Liquidity and Capital Resources below and Note 8, Debt and Borrowing Arrangements, to the consolidated financial statements for more information.

Discussion and Analysis

Items Affecting Comparability of Financial Results

Spin-Off of Kraft Foods Group:

On October 1, 2012, we completed the Spin-Off of Kraft Foods Group to our shareholders. On October 1, 2012, each of our shareholders of record on September 19, 2012 received one share of Kraft Foods Group common stock for every three shares of our Common Stock held. The distribution was structured to be tax free to our U.S. shareholders for U.S. federal income tax purposes. See Note 2, Divestitures and Acquisitions, to the consolidated financial statements for additional information.

The divested Kraft Foods Group business is presented as a discontinued operation on the consolidated statements of earnings for all periods presented. The Kraft Foods Group balance sheet, other comprehensive earnings and cash flows are included within our consolidated balance sheet and consolidated statements of equity, comprehensive earnings and cash flows through October 1, 2012.

Summary results of operations for the divested Kraft Foods Group through October 1, 2012 were as follows:

	Nine Months Ended	For the Years Ended December 31,
	October 1, 2012	2011	2010
		(in millions)
Net revenues	$13,768	$18,555	$17,718

Earnings before income taxes	$2,266	$2,892	$2,916
Provision for income taxes	778	1,082	1,093
Earnings and gain from discontinued operations, net of income taxes (1)	–	–	1,644

Earnings from discontinued operations, net of income taxes	$1,488	$1,810	$3,467

(1)	On March 1, 2010, Kraft Foods Group completed the sale of the assets of the North American frozen pizza business to Nestlē USA, Inc. The earnings through March 1, 2010 and the gain were included in discontinued operations for Kraft Foods Group for the year ended December 31, 2010.

The results of the Kraft Foods Group discontinued operation exclude certain corporate and business unit costs which were allocated to Kraft Foods Group historically and are expected to continue at Mondelēz International after the Spin-Off. These costs include primarily corporate overheads, information systems and sales force support. On a pre-tax basis, through the date of the Spin-Off, these costs were $150 million for the nine months ended October 1, 2012, $236 million for the year ended December 31, 2011 and $209 million for the year ended December 31, 2010.

Interest expense relating to debt Kraft Foods Group incurred or assumed through October 1, 2012 has been included in the results from discontinued operations for all periods presented and as follows:

	Nine Months Ended	For the Years Ended December 31,
	October 1, 2012	2011	2010
		(in millions)
$6.0 billion note issuance in June 2012	$70	$–	$–
$3.6 billion notes exchanged in July 2012	171	226	216
$0.4 billion debt transferred in October 2012	24	31	31
Capital leases and other	13	10	7

	$278	$267	$254

On October 1, 2012, we divested the following assets and liabilities which net to $4,358 million, or $4,111 million net of cash retained by Kraft Foods Group on the Distribution Date (in millions):

Assets
Cash	$247
Receivables	1,685
Inventories, net	2,099
Deferred income taxes	338
Other current assets	168
Property, plant and equipment, net	4,211
Goodwill	11,911
Intangible assets, net	2,632
Prepaid pension assets	16
Other assets	856

$24,163

Liabilities
Current portion of long-term debt	$6
Accounts payable	1,798
Accrued marketing	463
Accrued employment costs	190
Other current liabilities	751
Long-term debt	9,965
Deferred income taxes	874
Accrued pension costs	2,026
Accrued postretirement health care costs	3,316
Other liabilities	416

$19,805

Net assets divested in the Spin-Off	$4,358

Additionally, $4,308 million of accumulated other comprehensive losses primarily related to the pension and other benefit plan net liabilities transferred to Kraft Foods Group and $89 million of unearned compensation recorded within additional paid in capital were distributed to Kraft Foods Group. In total, we recorded a distribution of $8,755 million to our shareholders in connection with the Spin-Off of Kraft Foods Group.

In order to implement the Spin-Off, we entered into certain agreements with Kraft Foods Group to effect our legal and structural separation; govern the relationship between us; and allocate various assets, liabilities and obligations between us, including, among other things, employee benefits, intellectual property and tax-related assets and liabilities (see Note 14, Income Taxes, for additional information on the current and deferred tax assets and liabilities transferred or retained in the Spin-Off). In addition to executing the Spin-Off in the manner provided in the agreements, in November 2012, pursuant to these agreements, we paid Kraft Foods Group $163 million related to targeted cash flows (together with the $247 million of cash divested on the Distribution Date, totaling $410 million of cash transferred to Kraft Foods Group in connection with the Spin-Off). To facilitate the management, including final payment and resolution, of certain obligations, Kraft Foods Group retained certain of our North American net trade payables and receivables. We also retained approximately $140 million of workers’ compensation liabilities for claims incurred by Kraft Foods Group employees prior to the Spin-Off. In November 2012, we paid Kraft Foods Group $95 million to cash settle the net trade payables and receivables and which are also reflected in table above. As of December 31, 2012, we also have a $55 million receivable from Kraft Foods Group related to the cash settlement of stock awards held by our respective employees at the time of the Spin-Off as further described in Note 11, Stock Plans, to the consolidated financial statements.

Our results from continuing operations include one-time Spin-Off transaction, transition and financing and related costs (“Spin-Off Costs”) we have incurred to date. We recorded Spin-Off Costs of $1,053 million, or $0.39 per diluted share in 2012 and $46 million, or $0.02 per diluted share, in 2011. We expect to incur Spin-Off Costs of approximately $100 million in 2013 related primarily to human resource, customer service and logistics and information systems and processes as well as legal costs associated with revising intellectual property and other long-term agreements.

Cadbury Acquisition:

In 2010, we acquired all the outstanding shares of Cadbury Limited (“Cadbury”) in an acquisition valued at $18,547 million, or $17,503 million net of cash and cash equivalents. In 2010, we incurred acquisition-related transaction costs of $218 million (recorded in selling, general and administrative expense) and acquisition-related financing fees of $96 million (recorded in interest and other expenses, net).

As a condition to granting approval of the acquisition, the EU required that we divest certain Cadbury confectionery operations in Poland and Romania. The divestitures were completed in the third quarter of 2010 and generated $342 million of sale proceeds. The impact of these divestitures was reflected as adjustments within the Cadbury final purchase accounting.

During 2010, Cadbury contributed net revenues of $9,143 million and net earnings of $530 million from February 2, 2010 through December 31, 2010. The following unaudited pro forma summary presents our consolidated results of continuing operations as if Cadbury had been acquired on January 1, 2010. These amounts were calculated after conversion to U.S. GAAP, applying our accounting policies, and adjusting Cadbury’s results to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment, and intangible assets had been applied from January 1, 2010, together with the consequential tax effects. These adjustments also reflect the additional interest expense incurred on the debt to finance the purchase and the divestitures of certain Cadbury confectionery operations in Poland and Romania.

Pro forma Year Ended December 31, 2010
(in millions)

Net revenues	$ 32,052
Net earnings attributable to Mondelēz International	2,115

We also acquired assets and assumed liabilities as follows (in millions):

Assets
Cash and cash equivalents	$1,044
Receivables (1)	1,333
Inventories, net	1,298
Other current assets	660
Property, plant and equipment, net	3,293
Goodwill (2)	9,530
Intangible assets, net (3)	12,905
Other assets	593

$30,656

Liabilities
Short-term borrowings	$1,206
Accounts payable	1,605
Other current liabilities (4)	1,866
Long-term debt	2,437
Deferred income taxes	3,218
Accrued pension costs	817
Other liabilities	927
Noncontrolling interest	33

$12,109

Net assets acquired	$18,547

(1)	The gross amount of acquired receivables was $1,474 million, of which $141 million was reserved as uncollectable.
(2)	Goodwill will not be deductible for statutory tax purposes and is attributable to Cadbury’s workforce and the significant synergies we expect from the acquisition.
(3)	We acquired $10.3 billion of indefinite-lived intangible assets, primarily trademarks, and $2.6 billion of amortizable intangible assets, primarily customer relationships and technology. Customer relationships will be amortized over approximately 13 years and technology will be amortized over approximately 12 years.
(4)	Within other current liabilities, a reserve for exposures related to taxes of approximately $70 million was established within our Developing Markets segment. The cumulative exposure was approximately $150 million at December 31, 2010.

Other Divestitures and Sales of Property

During the three months ended December 31, 2012, we completed several divestitures within our Europe segment which generated cash proceeds of $200 million and pre-tax gains of $107 million. The divestitures primarily included a dinners and sauces grocery business in Germany and Belgium and a canned meat business in Italy. In 2011, there were no significant divestitures. In 2010, as discussed above, we divested businesses in Poland and Romania in connection with the acquisition of Cadbury.

During the three months ended March 31, 2012, we also sold property located in Russia which generated cash proceeds of $72 million and a pre-tax gain of $55 million which was recorded within selling, general and administrative expenses.

The aggregate operating results of the divestitures discussed above were not material to our financial statements in any of the periods presented.

2012-2014 Restructuring Program

On March 14, 2012, our Board of Directors approved $1.1 billion of restructuring and related implementation costs (“2012-2014 Restructuring Program”) reflecting primarily severance, asset disposals and other manufacturing-related one-time costs. The primary objective of the restructuring and implementation activities was to ensure that both Kraft Foods Group and Mondelēz International were each set up to operate efficiently and execute on our respective business strategies upon separation and in the future. On October 23, 2012, our Board of Directors approved $400 million of additional restructuring and related implementation programs, totaling $1.5 billion of expected 2012-2014 Restructuring Program costs.

Of the $1.5 billion of 2012-2014 Restructuring Program costs, $575 million relates to Kraft Foods Group and approximately $925 million are costs we expect to incur or have incurred in our results from continuing operations.

Through December 31, 2012, we have recorded restructuring charges of $102 million, or $0.04 per diluted share, in our results from continuing operations, which were recorded within asset impairment and exit costs. In 2012, we spent $33 million on primarily severance and related costs and also recognized non-cash severance and related costs and asset write-downs (including accelerated depreciation and asset impairments) totaling $33 million. At December 31, 2012, $36 million of restructuring liabilities were recorded within other current liabilities. In 2012, we also incurred $8 million of implementation costs which were recorded within cost of sales and selling, general and administrative expenses. See Note 6, 2012-2014 Restructuring Program, for additional information.

Integration Program

As a result of our combination with Cadbury in 2010, we launched an integration program to realize annual cost savings of approximately $750 million by the end of 2013 and revenue synergies from investments in distribution, marketing and product development. In order to achieve these cost savings and synergies and integrate the two businesses, we expect to incur total integration charges of approximately $1.5 billion through the end of 2013 (the “Integration Program”).

Integration Program costs include the costs associated with combining the Cadbury operations within our Global Snacks Business and are separate from the costs related to the acquisition. Since the inception of the Integration Program, we have incurred approximately $1.3 billion of the estimated $1.5 billion total integration charges. In 2012, we met and exceeded our annual cost savings target of $750 million and achieved approximately $800 million of annual costs savings one year ahead of schedule.

We recorded Integration Program charges of $185 million in 2012, $521 million in 2011 and $646 million in 2010. During 2012, we reversed $45 million of Integration Program charges previously accrued in 2010 and primarily related to planned and announced position eliminations that did not occur within our Europe segment. We recorded these charges in operations as a part of selling, general and administrative expenses primarily within our Europe and Developing Markets segments, as well as within general corporate expenses. At December 31, 2012, we had an accrual of $202 million related to the Integration Program. See Note 7, Integration Program and Cost Savings Initiatives, to the consolidated financial statements for additional information.

Cost Savings Initiatives

Cost savings initiatives generally include exit, disposal and other project costs outside of our Integration Program and 2012-2014 Restructuring Program and consist of the following specific initiatives:

•

In 2012, we recorded a $21 million charge primarily within the segment operating income of Europe related to severance benefits provided to terminated employees and charges in connection with the reorganization within the Europe and Developing Markets segment (the “Europe reorganization”).

•

In 2011, we recorded a $61 million charge primarily within the segment operating income of Europe related to severance benefits provided to terminated employees and charges in connection with the Europe reorganization. We also reversed approximately $15 million of cost savings initiative program costs across the North America and Developing Markets segments.

•	In 2010, we recorded $117 million primarily within the segment operating income of Europe in connection with the Europe reorganization.

Accounting Calendar Changes in 2011 and 2010

The majority of our operating subsidiaries report results as of the last Saturday of the year. A portion of our international operating subsidiaries report results as of the last calendar day of the year. In 2011, the last Saturday of the year fell on December 31, so our 2011 results included one more week of operating results (“53rd week”) than 2012 or 2010, which each had 52 weeks.

In 2011, we changed the consolidation date for certain operations of our Europe segment and in the Latin America, Central and Eastern Europe (“CEE”) and Middle East and Africa (“MEA”) regions within our Developing Markets segment. Previously, these operations primarily reported results two weeks prior to the end of the period. Subsequent to the 2011 changes, our Europe segment reports results as of the last Saturday of each period. Certain operations within our Developing Markets segment report results as of the last calendar day of the period or the last Saturday of the period. These changes and the 53rd week in 2011 resulted in a favorable impact to net revenues of $679 million and a favorable impact of $93 million to operating income in 2011.

In 2010, we changed the consolidation date for certain European biscuits operations, which are included within our Europe segment, and certain operations in Asia Pacific and Latin America within our Developing Markets segment. Previously, these operations primarily reported period-end results one month or two weeks prior to the end of the period. Europe moved the reporting of these operations to two weeks prior to the end of the period, and Asia Pacific and Latin America moved the reporting of these operations to the last day of the period. These changes resulted in a favorable impact to net revenues of $193 million and a favorable impact of $23 million to operating income in 2010.

We believe these changes are preferable and will improve business planning and financial reporting by better matching the close dates of the operating subsidiaries within our Europe segment and Developing Markets segment and by bringing the reporting date closer to the period-end date. As the effect to prior-period results was not material, we have not revised prior-period results.

Provision for Income Taxes

Our 2012 effective tax rate was favorably impacted by the mix of pre-tax income in various foreign jurisdictions and net tax benefits of $101 million from discrete one-time events, primarily related to the revaluation of U.K. deferred tax assets and liabilities resulting from tax legislation enacted during 2012 that reduced U.K. corporate income tax rates and net favorable tax audit settlements, partially offset by non-deductible expenses.

Our 2011 effective tax rate was favorably impacted by the mix of pre-tax income in various foreign jurisdictions and net tax benefits of $226 million from discrete one-time events, primarily from the revaluation of U.K. deferred tax assets and liabilities resulting from tax legislation enacted in 2011 that reduced U.K. corporate income tax rates, the reversal of valuation allowances on certain foreign deferred tax assets that are now expected to be realized and the net favorable impact from various U.S. federal and foreign tax audit developments during the year.

Our 2010 effective tax rate was favorably impacted by the mix of pre-tax income in various foreign jurisdictions and net tax benefits of $165 million from discrete one-time events, primarily from the favorable resolution of U.S. federal and foreign tax audits and the revaluation of U.K. deferred tax assets and liabilities resulting from tax legislation enacted in 2010 that reduced U.K. corporate income tax rates, partially offset by a write-off of deferred tax assets as a result of the U.S. health care legislation enacted in March 2010.

Consolidated Results of Operations

The following discussion compares our consolidated results of operations for 2012 with 2011 and 2011 with 2010.

2012 compared with 2011

	For the Years Ended December 31,
	2012	2011	$ change	% change
	(in millions, except per share data)

Net revenues	$35,015	$35,810	$(795)	(2.2%	)

Operating income	3,637	3,498	139	4.0%

Earnings from continuing operations	1,567	1,737	(170)	(9.8%	)

Net earnings attributable to Mondelēz International	3,028	3,527	(499)	(14.1%	)

Diluted earnings per share from continuing operations attributable to Mondelēz International	0.86	0.97	(0.11)	(11.3%	)

Diluted earnings per share attributable to Mondelēz International	1.69	1.99	(0.30)	(15.1%	)

Net Revenues – Net revenues decreased $795 million (2.2%) to $35,015 million in 2012, and Organic Net Revenues(1) increased $1,531 million (4.4%) to $36,347 million as follows.

Change in net revenues (by percentage point)
Higher net pricing	3.3pp
Favorable volume/mix	1.1pp

Total change in organic net revenues(1)	4.4%
Unfavorable foreign currency	(4.4)pp
Impact of accounting calendar changes (including the 53rd week of shipments)	(2.0)pp
Impact of divestitures	(0.2)pp

Total change in net revenues	(2.2)%

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.

Organic Net Revenue growth was driven by higher net pricing and favorable volume/mix. Higher net pricing, including the impact of pricing actions from the prior year, was realized across all reportable segments as we increased pricing to offset higher input costs. Favorable volume/mix was driven by higher shipments in Developing Markets and Europe, mostly offset by lower shipments in North America, driven primarily by the completion of a co-manufacturing agreement from a previous divestiture. Unfavorable foreign currency decreased net revenues by $1,576 million, due primarily to the strength of the U.S. dollar relative to most foreign currencies, primarily the euro, Brazilian real, Indian rupee, Argentinean peso, South African rand, Russian ruble and Mexican peso. Non-recurring accounting calendar changes in 2011 resulted in a year-over-year decrease in net revenues of $679 million. Divested businesses also resulted in a year-over-year decrease in net revenues of $72 million.

Operating Income – Operating income increased $139 million (4.0%) to $3,637 million in 2012, Adjusted Operating Income(1) increased $138 million (3.4%) to $4,235 million, and Adjusted Operating Income (on a constant currency basis)(1) increased $291 million (7.1%) to $4,388 million due to the following:

	Operating
	Income	Change
	(in millions)	(percentage point)
Operating Income for the Year Ended December 31, 2011	$3,498
Integration Program costs	521	14.7pp
Spin-Off pension expense adjustment (2)	91	2.7pp
Spin-Off Costs	46	1.4pp
Operating income from divested businesses	(59)	(1.5)pp

Adjusted Operating Income for the Year Ended December 31, 2011 (1)	$4,097

Higher net pricing	1,132	28.4pp
Higher input costs	(598)	(15.0)pp
Favorable volume/mix	114	2.8pp
Higher selling, general and administrative expenses	(293)	(7.2)pp
Impact of accounting calendar changes	(93)	(2.5)pp
Gain on sale of property	55	1.3pp
Intangible asset impairment charge	(52)	(1.3)pp
Change in unrealized gains/losses on hedging activities	37	0.9pp
Other, net	(11)	(0.3)pp

Total change in Adjusted Operating Income (constant currency) (1)	291	7.1%

Unfavorable foreign currency	(153)	(3.7)pp

Total change in Adjusted Operating Income	138	3.4%

Adjusted Operating Income for the Year Ended December 31, 2012 (1)	$4,235
Spin-Off Costs	(444)	(12.3)pp
Integration Program costs	(140)	(3.4)pp
2012-2014 Restructuring Program costs	(110)	(3.0)pp
Spin-Off pension expense adjustment (2)	(68)	(1.9)pp
Acquisition-related costs	(1)	(0.1)pp
Gains on divestitures, net	107	2.6pp
Operating income from divested businesses	58	1.4pp

Operating Income for the Year Ended December 31, 2012	$3,637	4.0%

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.
(2)	Represents the estimated annual benefit plan expense associated with certain benefit plan obligations transferred to Kraft Foods Group in the Spin-Off. The estimate of $91 million was based on market conditions and benefit plan assumptions as of January 1, 2012. For the year ended December 31, 2012, a prorated estimate of $68 million was reflected for the nine months prior to the Spin-Off and transfer of the benefit plan obligations to Kraft Foods Group.

Higher net pricing, including the impact of pricing actions taken in the prior year, outpaced increased input costs during 2012. The increase in input costs was driven by higher raw material costs, partially offset by lower manufacturing costs. Favorable volume/mix was driven by strong contributions from Developing Markets and Europe, partially offset by an unfavorable impact in North America. Total selling, general and administrative expenses decreased $206 million from 2011, including the benefits from a favorable impact of foreign currency on expenses, lower Integration Program costs (including the reversal of previously accrued Integration Program charges primarily related to planned and announced position eliminations that did not occur), higher expenses in the prior year related to accounting calendar changes, divested businesses and a gain on the sale of a property in Russia, which were partially offset by the Spin-Off Costs and 2012-2014 Restructuring Program costs incurred in 2012. Excluding these factors, selling, general and administrative expenses increased $293 million from 2011, driven primarily by higher advertising and consumer promotion costs in each of the geographic units, partially offset by the reversal of reserves not required carried over from the Cadbury acquisition in 2010. Unfavorable foreign currency decreased operating income by $153 million, due primarily to the strength of the U.S. dollar relative to most foreign currencies, primarily the euro, Brazilian real, Argentinean peso and Indian rupee, partially offset by the impact of adjustments in the prior year related to the highly inflationary Venezuelan economy. Accounting calendar changes made in 2011 (including the 53rd week of shipments in 2011) decreased operating income by $93 million. In 2012, we divested property located in Russia and recorded a pre-tax gain of $55 million. During 2012, we recorded $52 million related to a trademark impairment in Japan. The change in unrealized gains / (losses) on hedging activities increased operating income by $37 million, as we recognized gains of $1 million in 2012, versus losses of $36 million in 2011.

As a result of the net effect of these drivers, operating income margin increased, from 9.8% in 2011 to 10.4% in 2012. The margin increase was due primarily to higher gross margin, reflecting the impact of pricing actions net of increased input costs and the favorable change in unrealized gains on hedging activities and overhead leverage, partially offset by the impact of higher advertising and consumer promotion costs. The favorable impacts from lower Integration Program costs and the realized net gain on divestitures were offset by the unfavorable impacts of higher Spin-Off Costs and the 2012-2014 Restructuring Program costs.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $3,028 million decreased by $499 million (14.1%) in 2012. Diluted EPS attributable to Mondelēz International was $1.69 in 2012, down 15.1% from $1.99 in 2011. Diluted EPS from continuing operations attributable to Mondelēz International was $0.86 in 2012, down 11.3% from $0.97 in 2011. Operating EPS(1) was $1.39 in 2012, up $0.01 (0.7%) from $1.38 in 2011. Operating EPS (on a constant currency basis)(1) was $1.45 in 2012, up $0.07 (5.1%) from $1.38 in 2011. These changes, shown net of tax below, were due to the following:

Diluted EPS

Diluted EPS Attributable to Mondelēz International for the Year Ended December 31, 2011	$1.99
Discontinued operations	1.02

Diluted EPS Attributable to Mondelēz International from Continuing Operations for the Year Ended December 31, 2011	0.97
Integration Program costs	0.28
Spin-Off interest expense adjustment (2)	0.11
Spin-Off pension expense adjustment (3)	0.03
Spin-Off Costs	0.02
Net earnings from divested businesses	(0.03)

Operating EPS for the Year Ended December 31, 2011 (1)	1.38
Increases in operations	0.16
Impact of accounting calendar changes	(0.04)
Gain on sale of property	0.03
Change in unrealized gains/losses on hedging activities	0.02
Intangible asset impairment charge	(0.02)
Lower interest and other expense, net (4)	0.09
Changes in income taxes	(0.16)
Higher shares outstanding	(0.01)

Operating EPS for the Year Ended December 31, 2012 (constant currency) (1)	1.45

Unfavorable foreign currency	(0.06)

Operating EPS for the Year Ended December 31, 2012 (1)	1.39
Spin-Off Costs (5)	(0.39)
Integration Program costs	(0.08)
2012-2014 Restructuring Program costs	(0.04)
Spin-Off interest expense adjustment (2)	(0.06)
Spin-Off pension expense adjustment (3)	(0.02)
Gains on divestitures, net	0.03
Net earnings from divested businesses	0.03

Diluted EPS Attributable to Mondelēz International from Continuing Operations for the Year Ended December 31, 2012	0.86
Discontinued operations	0.83

Diluted EPS Attributable to Mondelēz International for the Year Ended December 31, 2012	$1.69

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.
(2)	Represents interest expense associated with the assumed reduction of $6 billion of our debt on January 1, 2011 from the utilization of funds received from the $6 billion of notes Kraft Foods Group issued directly and cash proceeds distributed to us in June 2012 in connection with our Spin-Off capitalization plan. Note during the year ended December 31, 2012, a portion of the $6 billion of debt was retired. As such, we adjusted interest expense during this period as if this debt had been repaid on January 1, 2011 to ensure consistency of our assumption and related results.
(3)	Represents the estimated annual benefit plan expense associated with certain benefit plan obligations transferred to Kraft Foods Group in the Spin-Off. The estimate of $91 million was based on market conditions and benefit plan assumptions as of January 1, 2012. For the year ended December 31, 2012, a prorated estimate of $68 million was reflected for the nine months prior to the Spin-Off and transfer of the benefit plan obligations to Kraft Foods Group.
(4)	Excludes the favorable foreign currency impact on interest expense related to our foreign denominated debt, the change in interest expense included in Spin-Off costs and the change in interest expense associated with the assumed reduction of $6 billion of our debt on January 1, 2011 from the utilization of funds received from the $6 billion of notes Kraft Foods Group issued directly and cash proceeds distributed to us in June 2012 in connection with our Spin-Off capitalization plan.
(5)	Spin-Off costs include $444 million of pre-tax Spin-Off Costs in selling, general and administrative expense and $609 million of pre-tax Spin-Off Costs in interest expense.

2011 compared with 2010

	For the Years Ended December 31,
	2011	2010	$ change	% change
	(in millions, except per share data)

Net revenues	$35,810	$31,489	$4,321	13.7%

Operating income	3,498	2,496	1,002	40.1%

Earnings from continuing operations	1,737	672	1,065	158.5%

Net earnings attributable to Mondelēz International	3,527	4,114	(587)	(14.3%	)

Diluted earnings per share from continuing operations attributable to Mondelēz International	0.97	0.38	0.59	155.3%

Diluted earnings per share attributable to Mondelēz International	1.99	2.39	(0.40)	(16.7%	)

Net Revenues – Net revenues increased $4,321 million (13.7%) to $35,810 million in 2011, and Organic Net Revenues(1) increased $2,193 million (7.0%) to $33,385 million as follows.

Change in net revenues (by percentage point)
Higher net pricing	5.5pp
Favorable volume/mix	1.5pp

Total change in organic net revenues (1)	7.0%
Favorable foreign currency	3.4pp
Impact of the Cadbury acquisition (2)	2.3pp
Impact of accounting calendar changes (including the 53rd week of shipments)	1.4pp
Impact of divestitures	(0.4)pp

Total change in net revenues	13.7%

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.
(2)	Impact of acquisition reflects the incremental January 2011 operating results from our Cadbury acquisition.

Organic Net Revenue growth was driven by higher net pricing and favorable volume/mix. Higher net pricing was realized across all reportable segments as we increased pricing to offset higher input costs. Favorable volume/mix was driven primarily by higher shipments in Developing Markets. Favorable foreign currency increased net revenues by $1,074 million, due primarily to the strength of most foreign currencies relative to the U.S. dollar, primarily the euro, Australian dollar, Brazilian real, Swedish krona, British pound, Swiss franc, Canadian dollar and Russian ruble. The Cadbury acquisition (due to the incremental January 2011 operating results) added $697 million in net revenues in 2011. Accounting calendar changes (including the 53rd week of shipments in 2011 and excluding the effects of foreign currency) added $655 million in net revenues in 2011, as compared to $193 million in 2010. These gains were partially offset by the impact of divestitures.

Operating Income – Operating income increased $1,002 million (40.1%) to $3,498 million in 2011, and Adjusted Operating Income(1) increased $654 million (18.7%) to $4,156 million, and Adjusted Operating Income (on a constant currency basis)(1) increased $495 million (14.1%) to $3,997 million due to the following:

	Operating
	Income	Change
	(in millions)	(percentage point)

Operating Income for the Year Ended December 31, 2010	$2,496
Integration Program costs	646	23.4pp
Acquisition-related costs – Cadbury	273	13.4pp
Spin-Off pension expense adjustment (2)	91	5.0pp
Operating income from divested businesses	(4)	(0.2)pp

Adjusted Operating Income for the Year Ended December 31, 2010 (1)	$3,502

Higher net pricing	1,715	48.9pp
Higher input costs	(1,562)	(44.6)pp
Favorable volume/mix	293	8.4pp
Higher selling, general and administrative expenses	(71)	(2.0)pp
Incremental operating income from the Cadbury acquisition (3)	83	2.4pp
Change in unrealized gains/losses on hedging activities	(74)	(2.1)pp
Impact from accounting calendar changes	66	1.8pp
Lower net asset impairment and exit costs	31	0.9pp
Other, net	14	0.4pp

Total change in Adjusted Operating Income (constant currency) (1)	495	14.1%

Favorable foreign currency	159	4.6pp

Total change in Adjusted Operating Income	654	18.7%

Adjusted Operating Income for the Year Ended December 31, 2011 (1)	$4,156
Integration Program costs	(521)	(14.8)pp
Spin-Off pension expense adjustment (2)	(91)	(3.5)pp
Spin-Off Costs	(46)	(1.9)pp

Operating Income for the Year Ended December 31, 2011	$3,498	40.1%

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.
(2)	Represents the estimated annual benefit plan expense associated with certain benefit plan obligations transferred to Kraft Foods Group in the Spin-Off. The estimate of $91 million was based on market conditions and benefit plan obligations as of January 1, 2012.
(3)	Impact of acquisition reflects the incremental January 2011 operating results from our Cadbury acquisition.

Higher pricing outpaced increased input costs during 2011. The increase in input costs was driven by significantly higher raw material costs, as well as higher manufacturing costs. Favorable volume/mix was driven by a strong contribution from Developing Markets, partially offset by an unfavorable impact in North America. Total selling, general and administrative expenses increased $242 million from 2010, including the detriments from an unfavorable impact of foreign currency on expenses, the incremental expenses associated with our Cadbury acquisition and 2011 accounting calendar changes, partially offset by lower Integration Program costs and lower expenses related to divested businesses. Excluding these factors, selling, general and administrative expenses increased $71 million from 2010, driven primarily by higher advertising and consumer promotion costs in Developing Markets. Favorable foreign currency increased operating income by $159 million, due primarily to the strength of most foreign currencies relative to U.S. dollar, primarily the euro, Australian dollar and Brazilian real. The Cadbury acquisition, due to the incremental January 2011 operating results, increased operating income by $83 million. The change in unrealized gains/losses on hedging activities decreased operating income by $74 million, as we recognized losses of $36 million in 2011, versus gains of $38 million in 2010. Accounting calendar changes (including the 53rd week of shipments in 2011 and excluding the effects of foreign currency) added $66 million in operating income, as we realized operating income from accounting calendar changes of $89 million in 2011, versus $23 million in 2010. During 2011, we reversed $5 million in restructuring program charges recorded in prior years, versus a reversal of $29 million in restructuring program charges recorded in prior years during 2010. We recorded asset impairment charges of $55 million in 2010 related to intangible assets in China and the Netherlands and on a biscuit plant and related property, plant and equipment in France.

As a result of the net effect of these drivers, operating income margin increased, from 7.9% in 2010 to 9.8% in 2011. The margin increase was due primarily to overhead leverage, lower acquisition-related costs and lower Integration Program costs, which more than offset a decline in gross profit margin, driven primarily by the impact of the higher revenue base on the margin calculation.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $3,527 million decreased by $587 million (14.3%) in 2011. Diluted EPS attributable to Mondelēz International was $1.99 in 2011, down 16.7% from $2.39 in 2010. Diluted EPS from continuing operations attributable to Mondelēz International was $0.97 in 2011, up 155.3% from $0.38 in 2010. Operating EPS(1) was $1.41 in 2011, up $0.35 (33.0%) from $1.06 in 2010. Operating EPS (on a constant currency basis)(1) was $1.34 in 2012, up $0.28 (26.4%) from $1.06 in 2011. These changes, shown net of tax below, were due to the following:

Diluted EPS

Diluted EPS Attributable to Mondelēz International for the Year Ended December 31, 2010	$2.39
Discontinued operations	2.01

Diluted EPS Attributable to Mondelēz International from Continuing Operations for the Year Ended December 31, 2010	0.38
Integration Program costs	0.29
Acquisition-related costs	0.13
Acquisition-related interest and other expense, net	0.09
Spin-Off interest expense adjustment (2)	0.11
Spin-Off pension expense adjustment (3)	0.03
U.S. health care legislation impact on deferred taxes	0.03

Operating EPS for the Year Ended December 31, 2010 (1)	1.06
Increases in operations	0.17
Increases in operations from the Cadbury acquisition (4)	0.03
Change in unrealized gains/losses on hedging activities	(0.03)
Impact from accounting calendar changes	0.02
Lower net asset impairments and exit costs	0.01
Higher interest and other expense, net (5)	(0.04)
Changes in income taxes (6)	0.16
Higher shares outstanding	(0.04)

Operating EPS for the Year Ended December 31, 2011 (constant currency) (1)	1.34

Favorable foreign currency	0.07

Operating EPS for the Year Ended December 31, 2011 (1)	1.41
Integration Program costs	(0.28)
Spin-Off interest expense adjustment (2)	(0.11)
Spin-Off pension expense adjustment (3)	(0.03)
Spin-Off Costs	(0.02)

Diluted EPS Attributable to Mondelēz International from Continuing Operations for the Year Ended December 31, 2011	0.97
Discontinued operations	1.02

Diluted EPS Attributable to Mondelēz International for the Year Ended December 31, 2011	$1.99

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.
(2)	Represents interest expense associated with the assumed reduction of $6 billion of our debt on January 1, 2010 from the utilization of funds received from the $6 billion of notes Kraft Foods Group issued directly and cash proceeds distributed to us in June 2012 in connection with our Spin-Off capitalization plan. Note during the year ended December 31, 2012, a portion of the $6 billion of debt was retired. As such, we adjusted interest expense during this period as if this debt had been repaid on January 1, 2010 to ensure consistency of our assumption and related results.
(3)	Represents the estimated annual benefit plan expense associated with certain benefit plan obligations transferred to Kraft Foods Group in the Spin-Off. The estimate of $91 million was based on market conditions and benefit plan assumptions as of January 1, 2012.
(4)	Impact of acquisition reflects the incremental January 2011 operating results from our Cadbury acquisition.
(5)	Excludes the unfavorable foreign currency impact on interest expense related to our foreign denominated debt and the impacts of acquisition-related interest and other expense, net, and includes a loss of $157 million related to several interest rate swaps that settled in 2011.
(6)	Excludes the impact of the 2010 U.S. health care legislation on deferred taxes.

Results of Operations by Reportable Segment

We manage and report operating results through three geographic reporting units: Developing Markets, Europe and North America. We manage the operations of Developing Markets by location and Europe and North America by product category.

The following discussion compares our segment results from continuing operations for the following periods –

	For the Years Ended December 31,
	2012	2011	2010
	(in millions)

Net revenues:
Developing Markets	$15,655	$15,621	$13,420
Europe	12,457	13,356	11,628
North America	6,903	6,833	6,441

Net revenues	$35,015	$35,810	$31,489

	For the Years Ended December 31,
	2012	2011	2010
	(in millions)
Earnings from continuing operations before income taxes:
Operating income:
Developing Markets	$2,067	$2,003	$1,533
Europe	1,613	1,406	1,115
North America	873	863	805
Unrealized gains / (losses) on hedging activities	1	(36)	38
Certain U.S. pension plan costs	(92)	(76)	(56)
General corporate expenses	(714)	(437)	(511)
Amortization of intangibles	(217)	(225)	(210)
Gains on divestitures, net	107	–	–
Acquisition-related costs	(1)	–	(218)

Operating income	3,637	3,498	2,496
Interest and other expense, net	(1,863)	(1,618)	(1,770)

Earnings from continuing operations before income taxes	$1,774	$1,880	$726

As discussed in Note 16, Segment Reporting, we use segment operating income to evaluate segment performance and allocate resources. We believe it is appropriate to disclose this measure to help investors analyze segment performance and trends. Segment operating income excludes unrealized gains and losses on hedging activities (which are a component of cost of sales), certain components of our U.S. pension plan cost (which are a component of cost of sales and selling, general and administrative expenses), general corporate expenses (which are a component of selling, general and administrative expenses), amortization of intangibles, gains and losses on divestitures and acquisition-related costs (which are a component of selling, general and administrative expenses) in all periods presented. We exclude the unrealized gains and losses on hedging activities from segment operating income in order to provide better transparency of our segment operating results. Once realized, the gains and losses on hedging activities are recorded within segment operating results. We exclude certain components of our U.S. pension plan cost from segment operating income because we centrally manage pension plan funding decisions and the determination of discount rate, expected rate of return on plan assets and other actuarial assumptions. Therefore, we allocate only the service cost component of our U.S. pension plan expense to segment operating income. We exclude general corporate expenses, amortization of intangibles, gains and losses on divestitures and acquisition-related costs from segment operating income in order to provide better transparency of our segment operating results.

On February 8, 2013, the Venezuelan government announced the devaluation of the official Venezuelan bolivar exchange rate from 4.30 bolivars to 6.30 bolivars to the U.S. dollar and the elimination of the second-tier, government-regulated SITME exchange rate previously applied to value certain types of transactions. The impact of these announced changes resulted in a one-time $30 million unfavorable foreign currency impact which we will record within our Latin America operating segment in the first quarter of 2013. We began accounting for the results of our Venezuelan subsidiaries in U.S. dollars on January 1, 2010, as prescribed under U.S. GAAP for highly inflationary economies. We use the official Venezuelan bolivar exchange rate to translate the results of our Venezuelan operations into U.S. dollars. During 2012 and 2011, we recorded immaterial foreign currency impacts in connection with highly inflationary accounting for Venezuela. In 2010, we recorded $115 million of unfavorable foreign currency impacts including a one-time $34 million charge upon adopting highly inflationary accounting for Venezuela.

In 2012, we divested property of a Developing Markets subsidiary located in Russia for $72 million in net proceeds and recorded a $55 million pre-tax gain within selling, general and administrative expenses.

In 2012, net changes in unrealized gains / (losses) on hedging activities were favorable, primarily related to gains on foreign currency contracts and commodity hedging activity of $1 million. In 2011, net changes in unrealized gains / (losses) on hedging activities were unfavorable, primarily related to losses on foreign currency contracts and commodity hedging activity of $36 million. In 2010, net changes in unrealized gains / (losses) on hedging activities were favorable, primarily related to gains on foreign currency contracts and commodity hedging activity of $38 million.

In connection with our 2012-2014 Restructuring Program, during 2012 we recorded restructuring charges of $102 million in operations, as a part of asset impairment and exit costs and implementation costs of $8 million in operations, as a part of cost of sales and selling, general and administrative expenses. These charges were recorded primarily within our North America segment.

In 2012, we recorded a $44 million benefit within our Europe segment related to the reversal of reserves carried over from the Cadbury acquisition in 2010 which was subsequently determined to not be required.

We recorded Integration Program charges of $185 million in 2012, $521 million in 2011 and $646 million in 2010. During 2012, we reversed $45 million of Integration Program charges previously accrued in 2010 primarily related to planned and announced position eliminations that did not occur within our Europe segment. We recorded charges in the Integration Program in operations, as a part of selling, general and administrative expenses primarily within our Europe and Developing Markets segments, as well as within general corporate expenses.

The 2012 increase in general corporate expenses was due primarily to $407 million of Spin-Off Costs recorded within general corporate expenses, partially offset by lower Integration Program costs. The 2011 decrease in general corporate expenses was due primarily to lower Integration Program costs in 2011. In 2010, general corporate expenses included $155 million of Integration Program costs, as well as the addition of Cadbury’s corporate charges.

In 2012, we received $200 million in proceeds and recorded pre-tax gains of $107 million primarily related to the divestitures in Germany, Belgium and Italy. In 2011, there were no significant divestitures. In 2010, we divested businesses in Poland and Romania in connection with the acquisition of Cadbury, and reflected the impacts of these divestitures as adjustments to the Cadbury purchase price allocations.

In 2010, we acquired Cadbury and incurred $218 million of acquisition-related costs which was recorded within selling, general and administrative expenses.

The 2012 increase in interest and other expense, net was due primarily to $609 million of Spin-Off Costs recorded within interest expense, partially offset by a 2011 loss of $157 million related to several interest rate swaps that were settled in 2011, as well as lower long-term debt interest expense. The 2011 decrease in interest and other expense, net was due primarily to $251 million of acquisition-related financing fees recorded in 2010, partially offset by the loss of $157 million related to several interest rate swaps that settled in 2011.

Developing Markets

	For the Years Ended December 31,
	2012	2011	$ change	% change
	(in millions)

Net revenues	$15,655	$15,621	$34	0.2%
Segment operating income	2,067	2,003	64	3.2%

	For the Years Ended December 31,
	2011	2010	$ change	% change
	(in millions)

Net revenues	$15,621	$13,420	$2,201	16.4%
Segment operating income	2,003	1,533	470	30.7%

2012 compared with 2011:

Net revenues increased $34 million (0.2%), due to higher net pricing (5.1 pp) and favorable volume/mix (1.9 pp), mostly offset by unfavorable foreign currency (5.6 pp) and the impact of prior year’s accounting calendar changes (1.2 pp). In Central and Eastern Europe, net revenues decreased driven by unfavorable foreign currency and the impact of prior year’s accounting calendar changes (including the 53rd week of shipments in 2011), partially offset by higher net pricing across most of the region and favorable volume/mix. In Middle East and Africa, net revenues increased driven by favorable volume/mix and higher net pricing across most of the region, partially offset by unfavorable foreign currency and the impact of prior year’s accounting calendar changes. In Latin America, net revenues decreased driven by unfavorable foreign currency, unfavorable volume/mix primarily in Mexico and Venezuela and the impact of prior year’s accounting calendar changes, partially offset by higher net pricing across the region. In Asia Pacific, net revenues increased due to higher net pricing across most of the region, favorable volume/mix primarily in China, Southeast Asia and Australia/New Zealand, partially offset by unfavorable foreign currency.

Segment operating income increased $64 million (3.2%), due primarily to higher net pricing, favorable volume/mix, lower Integration Program costs and a gain on the sale of a property in Russia, partially offset by higher raw material costs, higher advertising and consumer promotion costs, unfavorable foreign currency, an asset impairment charge related to a trademark in Japan, higher other selling, general and administrative expenses, higher manufacturing costs, Spin-Off Costs incurred, the impact from prior year’s accounting calendar changes and costs incurred for the 2012-2014 Restructuring Program.

2011 compared with 2010:

Net revenues increased $2,201 million (16.4%), due to higher net pricing (7.4 pp), favorable volume/mix (4.0 pp), favorable foreign currency (3.0 pp), our Cadbury acquisition (2.8 pp), and the impact of accounting calendar changes (including the 53rd week of shipments in 2011) (0.1 pp), partially offset by the impact of the 2010 divestiture of certain Cadbury confectionery operations in Poland and Romania (0.9 pp). In Central and Eastern Europe, net revenues increased, driven by higher net pricing across the region, the impact of accounting calendar changes (including the 53rd week of shipments in 2011), favorable foreign currency and our Cadbury acquisition, partially offset by the impact of divestitures and unfavorable volume/mix. In Middle East and Africa, net revenues increased, driven by higher net pricing across the region, our Cadbury acquisition, favorable volume/mix and the impact of accounting calendar changes, partially offset by unfavorable foreign currency. In Latin America, net revenues increased, driven by higher net pricing across the region, favorable volume/mix across most of the region, our Cadbury acquisition and favorable foreign currency, partially offset by the impact of accounting calendar changes. In Asia Pacific, net revenues increased, due primarily to favorable volume/mix, favorable foreign currency, our Cadbury acquisition and higher net pricing across most of the region, partially offset by the impact of accounting calendar changes.

Segment operating income increased $470 million (30.7%), due primarily to higher net pricing, favorable volume/mix, favorable foreign currency, our Cadbury acquisition due to the incremental January 2011 operating results, 2010 asset impairment charges related to trademarks in China, lower acquisition-related costs and lower Integration Program costs. These favorable variances were partially offset by higher raw material costs, higher manufacturing costs, higher other selling, general and administrative expenses (net of a gain on the sale of land) and higher advertising and consumer promotion costs.

Europe

	For the Years Ended December 31,
	2012	2011	$ change	% change
	(in millions)

Net revenues	$12,457	$13,356	$(899)	(6.7%	)
Segment operating income	1,613	1,406	207	14.7%

	For the Years Ended December 31,
	2011	2010	$ change	% change
	(in millions)

Net revenues	$13,356	$11,628	$1,728	14.9%
Segment operating income	1,406	1,115	291	26.1%

2012 compared with 2011:

Net revenues decreased $899 million (6.7%), due to unfavorable foreign currency (5.3 pp), the impact of prior year’s accounting calendar changes (including the 53rd week of shipments in 2011) (3.4 pp) and the impact of divestitures (0.3 pp), partially offset by favorable volume/mix (1.5 pp) and higher net pricing (0.8 pp). Unfavorable foreign currency was due to the strength of the U.S. dollar relative to most foreign currencies, primarily the euro, British pound sterling, Swedish krona and Swiss Franc. Favorable volume/mix was driven primarily by higher shipments in chocolate, biscuits and coffee, partially offset by lower shipments in cheese & grocery and gum & candy. Higher net pricing was reflected across all categories except chocolate.

Segment operating income increased $207 million (14.7%), due primarily to lower Integration Program costs (including the $45 million reversal of Integration Program charges previously accrued in 2010 primarily related to planned and announced position eliminations that did not occur upon concluding the majority of local workers council negotiations in April 2012), lower manufacturing costs, higher net pricing, lower other selling, general and administrative expenses (which includes a $44 million benefit related to the reversal of reserves not required carried over from the Cadbury acquisition in 2010), and favorable volume/mix, partially offset by higher advertising and consumer promotion costs, higher raw material costs, unfavorable foreign currency, the impact of prior year’s accounting calendar changes (including the 53rd week of shipments in 2011) and costs incurred for the 2012-2014 Restructuring Program.

2011 compared with 2010:

Net revenues increased $1,728 million (14.9%), due to favorable foreign currency (5.5 pp), higher net pricing (4.4 pp), the impact of accounting calendar changes (including the 53rd week of shipments) (3.0 pp), our Cadbury acquisition (1.8 pp) and favorable volume/mix (0.2 pp). Favorable foreign currency was due to the strength of most foreign currencies relative to the U.S. dollar, primarily the euro, Swedish krona, British pound sterling and Swiss franc. Higher net pricing was reflected across all major categories except gum & candy. Favorable volume/mix was due primarily to higher shipments in biscuits and chocolate, partially offset by lower shipments in coffee, cheese & grocery and gum & candy.

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

North America

	For the Years Ended December 31,
	2012	2011	$ change	% change
	(in millions)

Net revenues	$6,903	$6,833	$70	1.0%
Segment operating income	873	863	10	1.2%

	For the Years Ended December 31,
	2011	2010	$ change	% change
	(in millions)

Net revenues	$6,833	$6,441	$392	6.1%
Segment operating income	863	805	58	7.2%

2012 compared with 2011:

Net revenues increased $70 million (1.0%), due to higher net pricing (3.6 pp), partially offset by unfavorable volume/mix (1.2 pp), the impact of prior year’s 53rd week of shipments (1.0 pp), the impact of divestitures (0.2 pp) and unfavorable foreign currency (0.2 pp). In the U.S., net revenues increased due to higher net pricing, partially offset by the impact of prior year’s 53rd week of shipments, unfavorable volume/mix including the impact of package size changes primarily in biscuits and the impact of divestitures. Higher net pricing was reflected primarily in biscuits. In Canada, net revenues decreased due to unfavorable volume/mix, unfavorable foreign currency and the impact of prior year’s 53rd week of shipments, partially offset by higher net pricing. Unfavorable volume/mix was due primarily to lower shipments in chocolate and gum & candy as well as the completion of a co-manufacturing agreement from a previous divestiture, partially offset by higher shipments in biscuits. Higher net pricing was reflected primarily in biscuits and chocolate.

Segment operating income increased $10 million (1.2%), due primarily to higher net pricing, lower Integration Program costs and lower manufacturing costs, partially offset by higher raw material costs, costs incurred for the 2012-2014 Restructuring Program, unfavorable volume/mix, higher advertising and consumer promotion costs, higher other selling, general and administrative expenses and the impact of the prior year’s 53rd week of shipments.

2011 compared with 2010:

Net revenues increased $392 million (6.1%), due to higher net pricing (3.5 pp), our Cadbury acquisition (1.8 pp), the impact of the 53rd week of shipments (1.1 pp) and favorable foreign currency (0.7 pp), partially offset by unfavorable volume/mix (1.0 pp). In the U.S., net revenues increased, due to higher net pricing, our Cadbury acquisition and the impact of the 53rd week of shipments, partially offset by unfavorable volume/mix. Higher net pricing was reflected across all categories. Unfavorable volume/mix was due primarily to lower shipments in gum & candy, partially offset by higher shipments in biscuits. In Canada, net revenues increased, driven primarily by favorable foreign currency, our Cadbury acquisition, the impact of the 53rd week of shipments and higher net pricing, partially offset by unfavorable volume/mix. Higher net pricing was reflected primarily in biscuits. Unfavorable volume/mix was due primarily to lower shipments in chocolate and biscuits.

Segment operating income increased $58 million (7.2%), due to higher net pricing, lower other selling, general and administrative expenses, our Cadbury acquisition due to the incremental January 2011 operating results, the impact of the 53rd week of shipments, favorable foreign currency, lower acquisition-related costs and lower advertising and consumer promotion costs, partially offset by higher raw material costs, higher manufacturing costs, unfavorable volume/mix, and higher Integration Program costs.

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

Principles of Consolidation:

The consolidated financial statements include Mondelēz International, as well as our wholly owned and majority owned subsidiaries. The majority of our operating subsidiaries report results as of the last Saturday of the year. A portion of our international operating subsidiaries report results as of the last calendar day. In 2011, the last Saturday of the year fell on December 31, so our 2011 results included one more week of operating results (“53rd week”) than 2012 or 2010, which each had 52 weeks.

In 2011, we changed the consolidation date for certain operations of our Europe segment and in the Latin America, Central and Eastern Europe (“CEE”) and Middle East and Africa (“MEA”) regions within our Developing Markets segment. Previously, these operations primarily reported results two weeks prior to the end of the period. Subsequent to the 2011 changes, our Europe segment reports results as of the last Saturday of each period. Certain operations within our Developing Markets segment now report results as of the last calendar day of the period or the last Saturday of the period. These changes and the 53rd week in 2011 resulted in a favorable impact to net revenues of $679 million and a favorable impact of $93 million to operating income in 2011.

In 2010, we changed the consolidation date for certain European biscuits operations, which are included within our Europe segment, and certain operations in Asia Pacific and Latin America within our Developing Markets segment. Previously, these operations primarily reported period-end results one month or two weeks prior to the end of the period. Europe moved the reporting of these operations to two weeks prior to the end of the period, and Asia Pacific and Latin America moved the reporting of these operations to the last day of the period. These changes resulted in a favorable impact to net revenues of $193 million and a favorable impact of $23 million to operating income in 2010.

We believe these changes are preferable and will improve business planning and financial reporting by better matching the close dates of the operating subsidiaries within our Europe and Developing Markets segments and by bringing the reporting dates closer to the period-end date. As the effect to prior-period results was not material, we have not revised prior-period results.

We account for investments in which we exercise significant influence (20%-50% ownership interest) under the equity method of accounting. We use the cost method of accounting for investments in which we have an ownership interest of less than 20% and in which we do not exercise significant influence. Noncontrolling interest in subsidiaries consists of the equity interest of noncontrolling investors in consolidated subsidiaries of Mondelēz International. All intercompany transactions are eliminated.

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

In 2012, we recorded impairment charges of $18 million within the 2012-2014 Restructuring Program. We did not record any asset impairments in 2011. In 2010, we recorded an impairment of $12 million for certain property, plant and equipment in a biscuit plant in France.

Goodwill and Non-Amortizable Intangible Assets:

We test goodwill and non-amortizable intangible assets for impairment at least annually on October 1. We assess goodwill impairment risk by first performing a qualitative review of entity-specific, industry, market and general economic factors for each reporting unit. If significant potential goodwill impairment risk exists for a specific reporting unit, we apply a two-step quantitative test. The first step compares the reporting unit’s estimated fair value with its carrying value. We estimate a reporting unit’s fair value using a 20-year projection of discounted cash flows which incorporates planned growth rates, market-based discount rates and estimates of residual value. For reporting units within our North America and Europe geographic units, we used a market-based, weighted-average cost of capital of 6.3% to discount the projected cash flows of those operations. For reporting units within our Developing Markets geographic unit, we used a risk-rated discount rate of 9.3%. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans, industry and economic conditions. Our actual results and conditions may differ over time. If the carrying value of a reporting unit’s net assets exceeds its fair value, the second step is applied to measure the difference between the carrying value and implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, the goodwill is considered impaired and reduced to its implied fair value.

In 2012, 2011 and 2010, there were no impairments of goodwill. In connection with our 2012 annual impairment testing, we noted two reporting units which were more sensitive to near-term changes in discounted cash flow assumptions: U.S. Confections with $2,177 million of goodwill as of December 31, 2012 and fair value in excess of its carrying value of net assets of 9% and Europe Biscuits with $2,569 million of goodwill as of December 31, 2012 and fair value in excess of its carrying value of net assets of 16%. While the reporting units passed the first step of the impairment test, if the segment operating income or another valuation assumption for either reporting unit were to deteriorate significantly in the future, it could adversely affect the estimated fair value. If we are unsuccessful in our plans to increase the profitability of these businesses, the estimated fair values could fall further and lead to a potential goodwill impairment in the future.

We test non-amortizable intangible assets for impairment by first performing a qualitative review by assessing events and circumstances that could affect the fair value or carrying value of the indefinite-lived intangible asset. If significant potential impairment risk exists for a specific non-amortizable intangible asset, we quantitatively test for impairment by comparing the fair value of each intangible asset with its carrying value. Fair value of non-amortizable intangible assets is determined using planned growth rates, market-based discount rates and estimates of royalty rates. If the carrying value of the asset exceeds its fair value, the intangible asset is considered impaired and is reduced to its estimated fair value. We record intangible asset impairment charges within asset impairment and exit costs.

During our 2012 review of non-amortizable intangible assets, we recorded $52 million of charges related to a trademark on a Japanese chewing gum product within our Developing Markets segment which had significantly lower revenue. The fair value of the intangible asset was determined under a relief of royalty valuation, which models the cash flows from the trademark assuming royalties were received under a licensing arrangement. The charge was calculated as the excess of the carrying value of the intangible asset over its estimated fair value and was recorded within asset impairment and exit costs. During our 2011 review, there were no impairments of non-amortizable intangible assets. During our 2010 review, we recorded a $13 million charge for the impairment of intangible assets in the Netherlands and a $30 million charge for the impairment of intangible assets in China.

Insurance and Self-Insurance:

We use a combination of insurance and self-insurance for a number of risks, including workers’ compensation, general liability, automobile liability, product liability and our obligation for employee health care benefits. We estimate the liabilities associated with these risks by evaluating and making judgments about historical claims experience and other actuarial assumptions and the estimated impact on future results.

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

Marketing and Research and Development:

We promote our products with advertising, consumer incentives and trade promotions. These programs include, but are not limited to, discounts, coupons, rebates, in-store display incentives and volume-based incentives. We expense advertising costs either in the period the advertising first takes place or as incurred. Consumer incentive and trade promotion activities are recorded as a reduction to revenues based on amounts estimated due to customers and consumers at the end of a period. We base these estimates principally on historical utilization and redemption rates. For interim reporting purposes, advertising and consumer incentive expenses are charged to operations as a percentage of volume, based on estimated volume and related expense for the full year. We do not defer costs on our year-end consolidated balance sheet and all marketing costs are recorded as an expense in the year incurred. Advertising expense was $1,815 million in 2012, $1,860 million in 2011, and $1,729 million in 2010. We expense product research and development costs as incurred. Research and development expense was $462 million in 2012, $511 million in 2011, and $404 million in 2010. We record marketing and research and development expenses within selling, general and administrative expenses.

Environmental Costs:

Throughout the countries in which we do business, we are subject to local, national and multi-national environmental laws and regulations relating to the protection of the environment. We have programs across our business units designed to meet applicable environmental compliance requirements.

In the United States, the laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). CERCLA imposes joint and severable liability on each potentially responsible party. As of December 31, 2012, our subsidiaries were involved in one active proceeding in the U.S. under a state equivalent of CERCLA related to our current operations. As of December 31, 2011, our subsidiaries were involved in 68 active actions. Except for the one active proceeding we retained, all the remaining active actions relate to and were retained by the divested Kraft Foods Group business.

As of December 31, 2012, we accrued an immaterial amount for environmental remediation. Based on information currently available, we believe that the ultimate resolution of existing environmental remediation actions and our compliance in general with environmental laws and regulations will not have a material effect on our financial results.

Employee Benefit Plans:

We provide a range of benefits to our current and retired employees. Depending on jurisdictions, tenure, presence of a union, job level and other factors, these include pension benefits, postretirement health care benefits and postemployment benefits, consisting primarily of severance. We record amounts relating to these plans based on calculations specified by U.S. GAAP. These calculations require the use of various actuarial assumptions, such as discount rates, assumed rates of return on plan assets, compensation increases, turnover rates and health care cost trend rates. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when appropriate. As permitted by U.S. GAAP, we generally amortize any effect of the modifications over future periods. We believe that the assumptions used in recording our plan obligations are reasonable based on our experience and advice from our actuaries. Refer to Note 10, Benefit Plans, to the consolidated financial statements for a discussion of the assumptions used.

In connection with the Spin-Off, we transferred to Kraft Foods Group, the plan liabilities and assets associated with the Kraft Foods Group active and retired employees and certain of our retired employees that previously participated in our North American benefit plans. At October 1, 2012, we transferred benefit plan liabilities of $12,218 million, pension plan assets of $6,550 million, accumulated other comprehensive losses, net of tax, of $3,810 million and $2,146 million of related deferred tax assets. We also expect annual pension expenses to decrease by $91 million in connection with certain of our North American benefit plan obligations which were transferred to Kraft Foods Group in the Spin-Off.

We recorded the following amounts in earnings from continuing operations for these employee benefit plans during the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
	(in millions)

U.S. pension plan cost	$168	$118	$92
Non-U.S. pension plan cost	220	180	188
Postretirement health care cost	84	66	66
Postemployment benefit plan cost	15	49	13
Employee savings plan cost	74	62	56
Multiemployer pension plan contributions	28	27	27
Multiemployer medical plan contributions	18	16	17

Net expense for employee benefit plans	$607	$518	$459

The 2012 net expense for employee benefit plans of $607 million increased by $89 million over the 2011 amount, primarily related to higher amortization of the net loss from experience differences related to the U.S. and non-U.S. pension plans. The 2011 net expense for employee benefit plans of $518 million increased by $59 million over the 2010 amount, primarily related to higher amortization of the net loss from experience differences related to the U.S. pension plans and the incorporation of a Canadian postemployment plan into our obligations.

We expect our 2013 net expense for employee benefit plans to decrease by approximately $66 million. The decrease is primarily due to non-recurring costs in 2012 related primarily to certain benefit plan obligations transferred to Kraft Foods Group in the Spin-Off and other 2012 one-time costs, partially offset by increased benefit plan expenses in 2013 due to lower discount rates.

In 2012, other comprehensive losses included $2,266 million of net actuarial pre-tax losses primarily related to the decrease in the discount rate utilized to determine our pension plan benefit obligations at December 31, 2012 (65 basis point decrease for U.S. plans and 81 basis point decrease for non-U.S. plans) and the decrease in the discount rate utilized to determine our postretirement benefit obligations at December 31, 2012 (50 basis point decrease for U.S. plans and 21 basis point decrease for our non-U.S. plans). In 2011, other comprehensive losses included $2,333 million of net actuarial pre-tax losses primarily related to the decrease in the discount rate utilized to determine our pension plan benefit obligations at December 31, 2011 (68 basis point decrease for U.S. plans and 49 basis point decrease for non-U.S. plans), unfavorable differences between our expected and actual return on pension plan assets and the decrease in the discount rate utilized to determine our postretirement benefit obligations at December 31, 2011 (60 basis point decrease for U.S. plans and 73 basis point decrease for our non-U.S. plans). In 2010, other comprehensive earnings included $361 million of net actuarial pre-tax losses primarily related to the decrease in the discount rate utilized to determine our pension plan benefit obligations at December 31, 2010 (40 basis point decrease for U.S. plans and 10 basis point decrease for non-U.S. plans) and the decrease in the discount rate utilized to determine our postretirement benefit obligations at December 31, 2010 (40 basis point decrease for U.S. plans and 23 basis point decrease for our non-U.S. plans), partially offset by favorable differences between our expected and actual return on pension plan assets.

In 2012, we contributed $349 million to our U.S. pension plans (including $202 million related to Kraft Foods Group U.S. pension plans) and $329 million to our non-U.S. pension plans (including $42 million related to Kraft Foods Group non-U.S. pension plans). In addition, employees contributed $24 million to our non-U.S. plans. Of our 2012 pension contributions, $315 million was voluntary (including $185 million related to Kraft Foods Group pension plans). We make contributions to our U.S. and non-U.S. pension plans, primarily, to the extent that they are tax deductible and do not generate an excise tax liability.

In 2013, we estimate that our pension contributions will be $8 million to our U.S. plans and $309 million to our non-U.S. plans based on current tax laws. We are currently only required to make a nominal cash contribution to our U.S. qualified pension plans under the Pension Protection Act of 2006. Of the total 2013 pension contributions, none is expected to be voluntary. Our actual contributions may be different due to many factors, including changes in tax and other benefit laws; significant differences between expected and actual pension asset performance or interest rates; or other factors.

For salaried and non-union hourly employees hired in the U.S. after January 1, 2009, we discontinued benefits under our U.S. pension plans, and we replaced them with an enhanced company contribution to our employee savings plan. Additionally, we will be freezing the U.S. pension plans for current salaried and non-union hourly employees effective December 31, 2019.

For our postretirement plans, our 2013 health care cost trend rate assumption increased to 7.50% from 7.00% for our U.S. postretirement plans and increased to 7.68% from 7.42% for our non-U.S. postretirement plans. We established these rates based upon our most recent experience as well as our expectation for health care trend rates going forward. We anticipate that our health care cost trend rate assumption will be 5.00% for U.S. plans by 2018 and 5.58% for non-U.S. plans by 2018. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects on our costs and obligation as of December 31, 2012:

	One-Percentage-Point
	Increase	Decrease
Effect on total of service and interest cost	13.8%	(11.2%	)
Effect on postretirement benefit obligation	16.8%	(13.4%	)

Our 2013 discount rate assumption decreased to 4.20% from 4.70% for our U.S. postretirement plans and decreased to 4.08% from 4.29% for our non-U.S. postretirement plans. Our 2013 discount rate decreased to 4.20% from 4.85% for our U.S. pension plans. We model these discount rates using a portfolio of high quality, fixed-income debt instruments with durations that match the expected future cash flows of the benefit obligations. Our 2013 discount rate assumption for our non-U.S. pension plans decreased to 3.81% from 4.62%. We developed the discount rates for our non-U.S. plans from local bond indices that match local benefit obligations as closely as possible. Changes in our discount rates were primarily the result of changes in bond yields year-over-year.

Our 2013 expected rate of return on plan assets decreased to 7.75% from 8.00% for our U.S. pension plans. We determine our expected rate of return on plan assets from the plan assets’ historical long-term investment performance, current asset allocation and estimates of future long-term returns by asset class. We attempt to maintain our target asset allocation by rebalancing between asset classes as we make contributions and monthly benefit payments. Our 2013 expected rate of return on plan assets decreased to 6.08% from 6.47% for our non-U.S. pension plans. We determine our expected rate of return on plan assets from the plan assets’ historical long-term investment performance, current asset allocation and estimates of future long-term returns by asset class.

While we do not anticipate further changes in the 2013 assumptions for our U.S. and non-U.S. pension and postretirement health care plans, as a sensitivity measure, a fifty-basis point change in our discount rates or the expected rate of return on plan assets would have the following effects, increase / (decrease) in cost, as of December 31, 2012:

	U.S. Plans		Non-U.S. Plans
	Fifty-Basis-Point		Fifty-Basis-Point
	Increase	Decrease	Increase	Decrease
	(in millions)

Effect of change in discount rate on pension costs	$(13)	$14	$(43)	$68
Effect of change in expected rate of return on plan assets on pension costs	(4)	4	(32)	32
Effect of change in discount rate on postretirement health care costs	(3)	3	(1)	1

Financial Instruments:

We use certain financial instruments to manage our foreign currency exchange rate, commodity price and interest rate risks. We monitor and manage these exposures as part of our overall risk management program which focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. A principal objective of our risk management strategies is to reduce significant, unanticipated earnings fluctuations that may arise from volatility in foreign currency exchange rates, commodity prices and interest rates, principally through the use of derivative instruments.

We use a combination of primarily foreign currency forward contracts, futures, options and swaps; commodity forward contracts, futures and options; and interest rate swaps to manage our exposure to cash flow variability, protect the value of our existing foreign currency assets and liabilities and protect the value of our debt. See Note 1, Summary of Significant Accounting Policies, and Note 9, Financial Instruments, to the consolidated financial statements for more information on the types of derivative instruments we use.

We record derivative financial instruments at fair value in our consolidated balance sheets within other current assets or other current liabilities due to their relatively short-term duration. Cash flows from derivative instruments are classified in the consolidated statements of cash flows based on the nature of the derivative instrument. Changes in the fair value of a derivative that is designated as a cash flow hedge, to the extent that the hedge is effective, are recorded in accumulated other comprehensive earnings / (losses) and reclassified to earnings when the hedged item affects earnings. Changes in fair value of economic hedges and the ineffective portion of all hedges are recognized in current period earnings. Changes in the fair value of a derivative that is designated as a fair value hedge, along with the changes in the fair value of the related hedged asset or liability, are recorded in earnings in the same period. We use foreign currency denominated debt to hedge a portion of our net investment in foreign operations against adverse movements in exchange rates, with changes in the value of the debt recorded within currency translation adjustment in accumulated other comprehensive earnings / (losses).

In order to qualify for hedge accounting, a specified level of hedging effectiveness between the derivative instrument and the item being hedged must exist at inception and throughout the hedged period. We must also formally document the nature of and relationship between the derivative and the hedged item, as well as our risk management objectives, strategies for undertaking the hedge transaction and method of assessing hedge effectiveness. Additionally, for a hedge of a forecasted transaction, the significant characteristics and expected term of the forecasted transaction must be specifically identified, and it must be probable that the forecasted transaction will occur. If it is no longer probable that the hedged forecasted transaction will occur, we would recognize the gain or loss related to the derivative in earnings.

When we use derivatives, we are exposed to credit and market risks. Credit risk exists when a counterparty to a derivative contract might fail to fulfill its performance obligations under the contract. We minimize our credit risk by entering into transactions with counterparties with high quality, investment grade credit ratings, limiting the amount of exposure with each counterparty and monitoring the financial condition of our counterparties. We also maintain a policy of requiring that all significant, non-exchange traded derivative contracts with a duration of one year or longer are governed by an International Swaps and Derivatives Association master agreement. Market risk exists when the value of a derivative or other financial instrument might be adversely affected by changes in market conditions and foreign currency exchange rates, commodity prices, or interest rates. We manage market risk by limiting the types of derivative instruments and derivative strategies we use and the degree of market risk that we plan to hedge through the use of derivative instruments.

Income Taxes:

We recognize tax benefits in our financial statements when uncertain tax positions are assessed more likely than not to be sustained upon audit. The amount we recognize is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

We recognize deferred tax assets for deductible temporary differences, operating loss carryforwards and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

Contingencies

See Note 12, Commitments and Contingencies, to the consolidated financial statements.

New Accounting Guidance

See Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements for a discussion of new accounting standards.

Commodity Trends

We purchase large quantities of commodities, including sugar and other sweeteners, coffee, cocoa, wheat, corn products, soybean and vegetable oils and dairy. In addition, we use significant quantities of packaging materials to package our products and natural gas, fuels and electricity for our factories and warehouses. We regularly monitor worldwide supply and cost trends of these commodities so we can act quickly to obtain ingredients and packaging needed for production.

Significant cost items in biscuit, chocolate, gum & candy and many powdered beverage products are sugar and cocoa. We purchase sugar and cocoa on world markets, and the prices of these commodities are affected by the quality and availability of supply and changes in foreign currencies. Significant cost items in our biscuit products are grains (wheat, corn and soybean oil). Grain costs have experienced volatility and have increased significantly in recent years due largely to burgeoning global demand for food, livestock feed and biofuels such as ethanol and biodiesel and other factors such as weather. The most significant cost item in coffee products is green coffee beans which we purchase on world markets as well as from local grower cooperatives. Green coffee bean prices are affected by the quality and availability of supply, changes in the value of the U.S. dollar in relation to certain other currencies and consumer demand for coffee products. Significant cost items in packaging include cardboards, resins and plastics and our energy costs include natural gas, electricity and diesel fuel. We purchase these packaging and energy commodities on world markets and within the countries we operate, and the prices are affected by supply and changes in foreign currencies.

During 2012, our aggregate commodity costs increased primarily as a result of increased packaging, energy, grains and oil costs. We expect the price volatility and a slightly higher cost environment to continue over the remainder of 2013. We have addressed higher commodity costs primarily through higher pricing, lower manufacturing costs due to our end-to-end cost management program and overhead cost control. We expect to continue to use these measures to address further commodity cost increases.

External factors such as weather conditions, commodity market conditions, currency fluctuations and the effects of governmental agricultural programs affect the prices for raw materials and agricultural materials used in our products. We use hedging techniques to limit the impact of price fluctuations in our principal raw materials. However, we do not fully hedge against changes in commodity prices, and these strategies may not protect us from increases in specific raw material costs. While the prices of our principal raw materials can be expected to fluctuate, we believe there will continue to be an adequate supply of the raw materials we use and that they will generally remain available from numerous sources.

Liquidity and Capital Resources

We believe that our cash from operations, our existing $4.5 billion revolving credit facility (which supports our commercial paper program) and our authorized long-term financing will provide sufficient liquidity to meet our working capital needs, planned capital expenditures, future contractual obligations and payment of our anticipated quarterly dividends. We continue to maintain investment grade credit ratings on our debt. We continue to utilize our commercial paper program and primarily uncommitted international credit lines for regular funding requirements. We also use intercompany loans with foreign subsidiaries to improve financial flexibility. Overall, we do not expect any negative effects to our funding sources that would have a material effect on our liquidity, including the permanent reinvestment of our foreign earnings.

Net Cash Provided by Operating Activities:

Operating activities provided net cash of $3,923 million in 2012, $4,520 million in 2011 and $3,748 million in 2010. The decrease in operating cash flows in 2012 was primarily related to higher spending associated with Spin-Off Costs and the 2012-2014 Restructuring Program, partially offset by lower net working capital costs (primarily related to favorable inventory positions due to higher inventory costs in 2011 and favorable accounts payable positions, partially offset by increased receivables). The increase in operating cash flows in 2011 is primarily related to increased earnings and the absence of tax payments in the prior year in connection with Kraft Foods Group’s Frozen Pizza divestiture, partially offset by higher working capital (mainly higher inventory costs, increased interest payments and increased Integration Program spending) and a $495 million voluntary contribution to our U.S. pension plans.

Net Cash Used in Investing Activities:

Net cash used in investing activities was $1,687 million in 2012, $1,728 million in 2011 and $7,462 million in 2010. The decrease in net cash used in investing activities in 2012 related to proceeds received from our divested businesses and lower capital expenditures in the current year, partially offset by cash transferred to Kraft Foods Group related to the Spin-Off. The decrease in cash used in investing activities in 2011 primarily related to cash payments in 2010 related to the 2010 Cadbury acquisition, partially offset by the proceeds from Kraft Foods Group’s sale of the Frozen Pizza business and proceeds we received from the divestitures in Poland and Romania related to our acquisition of Cadbury.

Capital expenditures, which were funded by operating activities and include expenditures for Kraft Foods Group in all periods through October 1, 2012, were $1,610 million in 2012, $1,771 million in 2011 and $1,661 million in 2010. The 2012 capital expenditures were made primarily to modernize manufacturing facilities and support new product and productivity initiatives. We expect 2013 capital expenditures to be approximately $2 billion, including capital expenditures required for investments in systems, the 2012-2014 Restructuring Program and the Integration Program. We expect to continue to fund these expenditures from operations.

Net Cash Provided by / (Used in) Financing Activities:

Net cash provided by financing activities was $204 million in 2012, $3,175 million used in 2011 and $4,188 million provided in 2010. The increase in net cash provided by financing activities in 2012 was primarily due to higher proceeds from the issuance of long-term debt (including notes issued by Kraft Foods Group in June 2012 for which we retained the proceeds), offset by higher long-term debt repayments. The net cash used in 2011 primarily related to $2,043 million in dividends paid, $1,114 million in long-term debt repayments and $565 million in repayments of short-term borrowings, partially offset by $492 million in primarily proceeds from stock option exercises. The net cash provided by financing activities in 2010 primarily related to proceeds from our long-term debt issuance of $9,433 million, partially offset by $2,175 million in dividends paid, $2,134 million in long-term debt repayments, primarily related to our repurchase of $1.5 billion in notes through our tender offer, and $864 million in net repayments of short-term borrowings.

Borrowing Arrangements:

We maintain a revolving credit facility that we have historically used for general corporate purposes, including for working capital purposes and to support our commercial paper issuances. Our $4.5 billion four-year senior unsecured revolving credit facility expires in April 2015. As of December 31, 2012, no amounts have been drawn on the facility.

The revolving credit agreement includes a covenant that we maintain a minimum shareholders’ equity, excluding accumulated other comprehensive earnings / (losses), of at least $28.6 billion. At December 31, 2012, our shareholders’ equity, excluding accumulated other comprehensive earnings / (losses) was $34.8 billion. We expect to continue to meet this covenant. The revolving credit agreement also contains customary representations, covenants and events of default. However, the revolving credit facility has no other financial covenants, credit rating triggers or provisions that could require us to post collateral as security.

Some of our international subsidiaries maintain primarily uncommitted credit lines to meet short-term working capital needs. Collectively, these credit lines amounted to $2.4 billion at December 31, 2012 and $2.3 billion at December 31, 2011. In the aggregate, borrowings on these lines amounted to $274 million at December 31, 2012 and $182 million at December 31, 2011.

Long-term Debt:

Our total debt was $19.4 billion at December 31, 2012 and $26.9 billion at December 31, 2011. Our debt-to-capitalization ratio was 0.38 at December 31, 2012 and 0.43 at December 31, 2011. At December 31, 2012, the weighted-average term of our outstanding long-term debt was 8.8 years.

On October 2, 2012 our $150 million Canadian dollar variable rate loan matured. The loan and accrued interest to date were repaid with cash from operations.

On October 1, 2012, approximately $10 billion of debt on our balance sheet at September 30, 2012 was transferred to or retained by Kraft Foods Group. As described below, the debt primarily included: $6.0 billion of senior unsecured notes issued on June 4, 2012; $3.6 billion of debt exchanged on July 18, 2012; and $400 million migrated on October 1, 2012. See Note 2, Divestitures and Acquisitions, for more information regarding the Spin-Off and liabilities transferred.

On October 1, 2012, in connection with the Spin-Off and related debt capitalization plan, a $400 million 7.55% senior unsecured note was retained by Kraft Foods Group. No cash was generated from the transaction.

On July 18, 2012, we completed a debt exchange in which $3.6 billion of our debt held by third-party note holders was exchanged for notes issued by Kraft Foods Group in order to migrate debt to Kraft Foods Group in connection with our Spin-Off capitalization plan. No cash was generated from the exchange and we incurred one-time financing costs of $18 million which we recorded in interest expense. As a result of the exchange, we retired the following debt:

•	$596 million of our 6.125% Notes due in February 2018
•	$439 million of our 6.125% Notes due in August 2018
•	$900 million of our 5.375% Notes due in February 2020
•	$233 million of our 6.875% Notes due in January 2039
•	$290 million of our 6.875% Notes due in February 2038
•	$185 million of our 7.000% Notes due in August 2037
•	$170 million of our 6.500% Notes due in November 2031 and
•	$787 million of our 6.500% Notes due in 2040.

On June 4, 2012, Kraft Foods Group issued $6.0 billion of senior unsecured notes and distributed $5.9 billion of net proceeds to us in connection with the Spin-Off capitalization plan. We used the proceeds to pay $3.6 billion of outstanding commercial paper borrowings and expect to use the remaining cash proceeds to pay down additional debt over time or for general corporate purposes. This debt and approximately $260 million of related deferred financing costs were retained by Kraft Foods Group in the Spin-Off.

On June 1, 2012, $900 million of our 6.25% notes matured. The notes and accrued interest to date were repaid using primarily commercial paper borrowings which were subsequently repaid from $5.9 billion net proceeds received from the Kraft Foods Group $6.0 billion notes issuance on June 4, 2012.

On March 20, 2012, €2.0 billion of our 5.75% bonds matured. The bonds and accrued interest to date were repaid using proceeds from the issuance of commercial paper which was subsequently repaid in June 2012 as discussed above.

On January 10, 2012, we issued $800 million of floating rate notes which bear interest at a rate equal to the three-month London Inter-Bank Offered Rate plus 0.875%. We received net proceeds of $798.8 million from the issuance. The notes were set to mature on July 10, 2013 or subject to a mandatory redemption tied to the public announcement of the Record Date for the Spin-Off. After announcing the Record Date, on September 24, 2012, the notes were redeemed at a redemption price equal to 100% of the aggregate principal amount of the notes, or $800 million, plus accrued interest of $2 million from cash on hand.

On November 1, 2011, $1.1 billion of our 5.625% notes matured. The notes and accrued interest to date were repaid with cash from operations.

We expect to continue to comply with our long-term debt covenants. Refer to Note 8, Debt and Borrowing Arrangements, for further details of these debt offerings.

From time to time, we refinance long-term and short-term debt. The nature and amount of our long-term and short-term debt and the proportionate amount of each varies as a result of future business requirements, market conditions and other factors. As of December 31, 2012, we had $11.2 billion remaining in long-term financing authority from our Board of Directors.

In the next twelve months, $3.55 billion of long-term debt becomes due as follows: $750 million in February 2013, $1 billion in May 2013 and $1.8 billion in October 2013. We expect to fund these repayments with cash from operations and the issuance of commercial paper.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

We have no off-balance sheet arrangements other than the guarantees and contractual obligations that are discussed below.

Guarantees:

As discussed in Note 12, Commitments and Contingencies, we enter into third-party guarantees primarily to cover the long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At December 31, 2012, we had no material third-party guarantees recorded on our consolidated balance sheet.

In addition, at December 31, 2012, we were contingently liable for $516 million of guarantees related to our own performance. These include letters of credit and guarantees related to the payment of custom duties and taxes.

As of December 31, 2012, we and three of our indirect wholly owned subsidiaries are joint and several guarantors of $1.0 billion of indebtedness issued by an unrelated third party, Cadbury Schweppes US Finance LLC, and maturing on October 1, 2013. Following the Spin-Off, one of the guarantors of this indebtedness became an indirect wholly owned subsidiary of Kraft Foods Group. We have agreed to indemnify Kraft Foods Group pursuant to the Separation and Distribution Agreement, in the event its subsidiary is called upon to satisfy its obligation under the guarantee.

Guarantees do not have, and we do not expect them to have, a material effect on our liquidity.

Aggregate Contractual Obligations:

The following table summarizes our contractual obligations at December 31, 2012.

	Payments Due
	Total	2013	2014-15	2016-17	2018 and Thereafter
	(in millions)
Debt (1)	$19,158	$3,567	$2,111	$3,264	$10,216
Interest expense (2)	11,191	1,064	1,793	1,502	6,832
Capital leases	4	2	2	–	–
Operating leases (3)	1,144	330	406	277	131
Purchase obligations: (4)
Inventory and production costs	5,769	3,979	882	458	450
Other	1,540	1,105	331	78	26

	7,309	5,084	1,213	536	476
Other long-term liabilities (5)	246	28	69	43	106

Total	$39,052	$10,075	$5,594	$5,622	$17,761

(1)	Amounts include the expected cash payments of our total debt excluding capital leases which are presented separately in the table above. The amounts also excludes $11 million of unamortized bond premiums or discounts recorded in total debt and excluded here as they are non-cash items.
(2)	Amounts represent the expected cash payments of our interest expense on our long-term debt. Interest calculated on our euro notes was forecasted using the euro to U.S. dollar exchange rate as of December 31, 2012. Interest on our British pound sterling notes was forecasted using the British pound sterling to U.S. dollar exchange rate as of December 31, 2012. An insignificant amount of interest expense was excluded from the table for a portion of our other foreign currency obligations due to the complexities involved in forecasting expected interest payments.
(3)	Operating leases represent the minimum rental commitments under non-cancelable operating leases.
(4)	Purchase obligations for inventory and production costs (such as raw materials, indirect materials and supplies, packaging, co-manufacturing arrangements, storage and distribution) are commitments for projected needs to be utilized in the normal course of business. Other purchase obligations include commitments for marketing, advertising, capital expenditures, information technology and professional services. Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction. Most arrangements are cancelable without a significant penalty and with short notice (usually 30 days). Any amounts reflected on the consolidated balance sheet as accounts payable and accrued liabilities are excluded from the table above.
(5)	Other long-term liabilities primarily consist of estimated future benefit payments for our postretirement health care plans through December 31, 2022 of $164 million. We are unable to reliably estimate the timing of the payments beyond 2022; as such, they are excluded from the above table. There are also another $82 million of various other long-term liabilities that are expected to be paid over the next 5 years. In addition, the following long-term liabilities included on the consolidated balance sheet are excluded from the table above: accrued pension costs, income taxes, insurance accruals and other accruals. We are unable to reliably estimate the timing of the payments (or contributions beyond 2013, in the case of accrued pension costs) for these items. We currently expect to make approximately $320 million in contributions to our pension plans in 2013. We also expect that our net pension cost will decrease to approximately $370 million in 2013. The decrease is primarily due to non-recurring costs in 2012 related primarily to certain pension plan obligations transferred to Kraft Foods Group in the Spin-Off and other 2012 non-recurring costs, partially offset by increased pension plan expenses in 2013 related to lower discount rates. As of December 31, 2012, our total liability for income taxes, including uncertain tax positions and associated accrued interest and penalties, was $980 million. We currently estimate receiving approximately $126 million, net of estimated payments of approximately $128 million, related to these positions over the next 12 months.

Equity and Dividends

Equity:

As a result of the Spin-Off, we divested $4.4 billion of Kraft Foods Group net assets, $4.3 billion of accumulated other comprehensive losses primarily related to the pension and other benefits plan net liabilities transferred to Kraft Foods Group and $89 million of unearned compensation recorded within additional paid in capital. In total, we recorded a distribution of $8.8 billion to our shareholders in connection with the Spin-Off of Kraft Foods Group on October 1, 2012. See Note 2, Divestitures and Acquisitions, to the consolidated financial statements for additional information on the Spin-Off of Kraft Foods Group.

Stock Plans:

In connection with the Spin-Off and divestiture of Kraft Foods Group, under the provisions of our existing plans, employee stock option and restricted and deferred stock awards were adjusted to preserve the fair value of the awards immediately before and after the Spin-Off. Long-term incentive plan awards held by Mondelēz International employees remained Mondelēz International awards. The underlying performance conditions for the Mondelēz International long-term incentive plan awards were modified and are consistent with our original performance targets adjusted to reflect our standalone business. No incremental compensation expense was recorded as a result of the modifications of the stock plan awards. See Note 11, Stock Plans, to the consolidated financial statements for more information on our stock plans, awards activity during 2012, 2011 and 2010, and stock award modifications related to the Spin-Off.

Dividends:

We paid dividends of $2,058 million in 2012, $2,043 million in 2011 and $2,175 million in 2010. The dividends paid relate to periods prior to the Spin-Off and are based on an annualized dividend rate of $1.16 per common share for these periods. The 0.7% increase in 2012 reflects an increase in shares outstanding. The decrease of 6.1% in 2011 reflects an additional dividend payment of $224 million in 2010 related to the Cadbury acquisition. Following the Spin-Off, we expect to pay an annualized dividend rate of $0.52. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.

2013 Outlook

We expect our 2013 Organic Net Revenue growth to be at the low end of our long-term growth target of 5 to 7 percent. Additionally, we expect our 2013 Operating EPS to be $1.52 to $1.57, reflecting average 2012 foreign currency rates and the devaluation of the Venezuelan bolivar announced on February 8, 2013.

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

Our non-GAAP financial measures reflect how we evaluate our operating results currently. As new events or circumstances arise, these definitions could change over time:

•

“Organic Net Revenues” which is defined as net revenues excluding the impact of acquisitions, divestitures, Integration Program costs, accounting calendar changes (including a 53rd week in 2011) and foreign currency rate fluctuations.

•

“Adjusted Operating Income” which is defined as operating income excluding the impact of Spin-Off Costs, the 2012-2014 Restructuring Program, Integration Program, acquisition-related costs, gains / losses on divestitures, pension costs related to obligations transferred in the Spin-Off and operating income from divested businesses. We also evaluate growth in our Adjusted Operating Income on a constant currency basis.

•

“Operating EPS” which is defined as Diluted EPS attributable to Mondelēz International from continuing operations excluding the impact of Spin-Off Costs, the 2012-2014 Restructuring Program, Integration Program, acquisition-related costs, gains / losses on divestitures, pension costs related to the obligations transferred in the Spin-Off, interest expense adjustment related to the Spin-Off transaction, operating income from divested businesses and the 2010 U.S. healthcare legislation change in prior periods. We also evaluate growth in our Operating EPS on a constant currency basis.

We believe that the presentation of these non-GAAP financial measures, when considered together with our U.S. GAAP financial measures and the reconciliations to the corresponding U.S. GAAP financial measures, provides you with a more complete understanding of the factors and trends affecting our business than could be obtained absent these disclosures. Because non-GAAP financial measures may vary among other companies, the non-GAAP financial measures presented in our Management’s Discussion and Analysis of Financial Condition and Results of Operations section may not be comparable to similarly titled measures used by other companies. Our use of these non-GAAP financial measures is not meant to be considered in isolation or as a substitute for any U.S. GAAP financial measure. A limitation of these non-GAAP financial measures is they exclude items detailed below which have an impact on our U.S. GAAP reported results. The best way this limitation can be addressed is by evaluating our non-GAAP financial measures in combination with our U.S. GAAP reported results and carefully evaluating the following tables which reconcile U.S. GAAP reported figures to the non-GAAP financial measures in this Form 10-K.

Organic Net Revenues

Using the definition of “Organic Net Revenues” above, the only adjustments made to “net revenues” (the most comparable U.S. GAAP financial measure) were to exclude the impact of acquisitions, divestitures, Integration Program costs, accounting calendar changes (including the 53rd week in 2011) and foreign currency rate fluctuations. We believe that Organic Net Revenues better reflects the underlying growth from the ongoing activities of our business and provides improved comparability of results.

	For the Years Ended
	December 31,
	2012	2011	$ Change	% Change
	(in millions)

Organic Net Revenues	$36,347	$34,816	$1,531	4.4%
Impact of foreign currency	(1,576)	–	(1,576)	(4.4)pp
Impact of accounting calendar changes (2)	–	679	(679)	(2.0)pp
Impact of divestitures	244	316	(72)	(0.2)pp
Impact of Integration Program	–	(1)	1	–

Net revenues	$35,015	$35,810	$(795)	(2.2)%

	For the Years Ended
	December 31,
	2011	2010	$ Change	% Change
	(in millions)

Organic Net Revenues	$33,385	$31,192	$2,193	7.0%
Impact of foreign currency	1,074	–	1,074	3.4pp
Impact of acquisitions (1)	697	–	697	2.3pp
Impact of accounting calendar changes (2)	655	193	462	1.4pp
Impact of Integration Program	(1)	(1)	–	–
Impact of divestitures	–	105	(105)	(0.4)pp

Net revenues	$35,810	$31,489	$4,321	13.7%

(1)	Impact of acquisitions reflects the incremental January 2011 operating results from our Cadbury acquisition.
(2)	Includes a 53rd week of shipments in 2011.

Adjusted Operating Income

Using the definition of “Adjusted Operating Income” above, the only adjustments made to “operating income” from continuing operations (the most comparable U.S. GAAP financial measure) were to exclude Spin-Off Costs, Integration Program costs, 2012-2014 Restructuring Program costs, acquisition-related costs and gains / (losses) on divestitures, pension costs related to obligations transferred in the Spin-Off, interest expense adjustment related to the Spin-Off transaction and operating income from divested businesses. We also evaluate Adjusted Operating Income on a constant currency basis. We believe these measures provide improved comparability of operating results.

	For the Years Ended
	December 31,
	2012	2011	$ Change	% Change
	(in millions)

Adjusted Operating Income (constant currency)	$4,388	$4,097	$291	7.1%
Impact of unfavorable foreign currency	(153)	–	(153)	(3.7)pp

Adjusted Operating Income	$4,235	$4,097	$138	3.4%
Integration Program	(140)	(521)	381	11.3pp
Gains on divestitures, net	107	–	107	2.6pp
Spin-Off pension expense adjustment (1)	(68)	(91)	23	0.8pp
Spin-Off Costs	(444)	(46)	(398)	(10.9)pp
2012-2014 Restructuring Program	(110)	–	(110)	(3.0)pp
Operating income from divested businesses	58	59	(1)	(0.1)pp
Acquisition-related costs	(1)	–	(1)	(0.1)pp

Operating Income	$3,637	$3,498	$139	4.0%

	For the Years Ended
	December 31,
	2011	2010	$ Change	% Change
	(in millions)

Adjusted Operating Income (constant currency)	$3,997	$3,502	$495	14.1%
Impact of favorable foreign currency	159	–	159	4.6pp

Adjusted Operating Income	$4,156	$3,502	$654	18.7%
Acquisition-related costs-Cadbury	–	(273)	273	13.4pp
Integration Program	(521)	(646)	125	8.6pp
Spin-Off pension expense adjustment (1)	(91)	(91)	–	1.5pp
Spin-Off Costs	(46)	–	(46)	(1.9)pp
Operating income from divested business	–	4	(4)	(0.2)pp

Operating Income	$3,498	$2,496	$1,002	40.1%

(1)	Represents the estimated annual benefit plan expense associated with certain benefit plan obligations transferred to Kraft Foods Group in the Spin-Off. The estimate of $91 million was based on market conditions and benefit plan obligations as of January 1, 2012. For the year ended December 31, 2012, a prorated estimate of $68 million was reflected for the nine months prior to the Spin-Off and transfer of the benefit plan obligations to Kraft Foods Group.

Operating EPS

Using the definition of “Operating EPS” above, the only adjustments made to “Diluted EPS attributable to Mondelēz International from continuing operations” (the most comparable U.S. GAAP financial measure) were to exclude Spin-Off Costs, Integration Program costs, 2012-2014 Restructuring Program costs, acquisition and related financing costs, gains / (losses) on divestitures, pension costs related to obligations transferred in the Spin-Off, interest expense adjustment related to the Spin-Off transaction, operating results from divested businesses and the 2010 U.S. health care legislation change in prior periods. We also evaluate Operating EPS on a constant currency basis. We believe these measures provide improved comparability of operating results.

	For the Years Ended
	December 31,
	2012	2011	$ Change	% Change
	(in millions)

Operating EPS (constant currency)	$1.45	$1.38	$0.07	5.1%
Impact of unfavorable foreign currency	(0.06)	–	(0.06)

Operating EPS	$1.39	$1.38	$0.01	0.7%
Spin-Off Costs	(0.39)	(0.02)	(0.37)
Integration Program	(0.08)	(0.28)	0.20
2012-2014 Restructuring Program	(0.04)	–	(0.04)
Spin-Off interest expense adjustment(1)	(0.06)	(0.11)	0.05
Spin-Off pension expense adjustment(2)	(0.02)	(0.03)	0.01
Gains on divestitures, net	0.03	–	0.03
Net earnings from divested businesses	0.03	0.03	–

Diluted EPS attributable to Mondelēz International from continuing operations	$0.86	$0.97	$(0.11)	(11.3)%
Discontinued operations	0.83	1.02	(0.19)

Diluted EPS attributable to Mondelēz International	$1.69	$1.99	$(0.30)	(15.1)%

	For the Years Ended
	December 31,
	2011	2010	$ Change	% Change
	(in millions)

Operating EPS (constant currency)	$1.34	$1.06	$0.28	26.4%
Impact of unfavorable foreign currency	0.07	–	0.07

Operating EPS	$1.41	$1.06	$0.35	33.0%
Spin-Off Costs	(0.02)	–	(0.02)
Integration Program	(0.28)	(0.29)	0.01
Spin-Off interest expense adjustment(1)	(0.11)	(0.11)	–
Spin-Off pension expense adjustment(2)	(0.03)	(0.03)	–
Acquisition and related financing costs	–	(0.22)	0.22
U.S. healthcare legislation impact on deferred taxes	–	(0.03)	0.03

Diluted EPS attributable to Mondelēz International from continuing operations	$0.97	$0.38	$0.59	155.3%
Discontinued operations	1.02	2.01	(0.99)

Diluted EPS attributable to Mondelēz International	$1.99	$2.39	$(0.40)	(16.7)%

(1)	Represents interest expense associated with the assumed reduction of $6 billion of our debt on January 1, 2010 from the utilization of funds received from the $6 billion of notes Kraft Foods Group issued directly and cash proceeds distributed to us in June 2012 in connection with our Spin-Off capitalization plan. Note during the year ended December 31, 2012, a portion of the $6 billion of debt was retired. As such, we adjusted interest expense during this period as if this debt had been repaid on January 1, 2010 to ensure consistency of our assumption and related results.
(2)	Represents the estimated annual benefit plan expense associated with certain benefit plan obligations transferred to Kraft Foods Group in the Spin-Off. The estimate of $91 million was based on market conditions and benefit plan assumptions as of January 1, 2012. For the year ended December 31, 2012, a prorated estimate of $68 million was reflected for the nine months prior to the Spin-Off and transfer of the benefit plan obligations to Kraft Foods Group.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

As we operate globally, we use certain financial instruments to manage our foreign currency exchange rate, commodity price and interest rate risks. We monitor and manage these exposures as part of our overall risk management program. Our risk management program focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. We maintain foreign currency, commodity price and interest rate risk management policies that principally use derivative instruments to reduce significant, unanticipated earnings fluctuations that may arise from volatility in foreign currency exchange rates, commodity prices and interest rates. We also sell commodity futures to unprice future purchase commitments, and we occasionally use related futures to cross-hedge a commodity exposure. We are not a party to leveraged derivatives and, by policy, do not use financial instruments for speculative purposes. Refer to Note 1, Summary of Significant Accounting Policies, and Note 9, Financial Instruments, to the consolidated financial statements for further details of our foreign currency, commodity price and interest rate risk management policies and the types of derivative instruments we use to hedge those exposures.

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

We made the VAR estimates assuming normal market conditions, using a 95% confidence interval. We used a “variance / co-variance” model to determine the observed interrelationships between movements in interest rates and various currencies. These interrelationships were determined by observing interest rate and forward currency rate movements over the prior quarter for the calculation of VAR amounts at December 31, 2012 and 2011, and over each of the four prior quarters for the calculation of average VAR amounts during each year. The values of foreign currency and commodity options do not change on a one-to-one basis with the underlying currency or commodity, and were valued accordingly in the VAR computation.

As of December 31, 2012, the estimated potential one-day loss in fair value of our interest rate-sensitive instruments, primarily debt, and the estimated potential one-day loss in pre-tax earnings from our foreign currency and commodity instruments, as calculated in the VAR model, were (in millions):

	Pre-Tax Earnings Impact				Fair Value Impact
	At 12/31/12	Average	High	Low	At 12/31/12	Average	High	Low
Instruments sensitive to:
Interest rates					$80	$133	$172	$80
Foreign currency rates	$10	$17	$24	$10
Commodity prices	19	44	60	19

	Pre-Tax Earnings Impact				Fair Value Impact
	At 12/31/11	Average	High	Low	At 12/31/11	Average	High	Low
Instruments sensitive to:
Interest rates					$157	$164	$234	$133
Foreign currency rates	$17	$22	$30	$17
Commodity prices	33	33	42	28

With the Spin-Off, a significant portion of our primarily U.S. derivative instruments were divested in the fourth quarter of 2012. The impacts presented in the table above have not been recast to reflect the divestiture for periods prior to the Spin-Off as it is impracticable to do so. This VAR computation is a risk analysis tool designed to statistically estimate the maximum probable daily loss from adverse movements in interest rates, foreign currency rates and commodity prices under normal market conditions. The computation does not represent actual losses in fair value or earnings we will incur, nor does it consider the effect of favorable changes in market rates. We cannot predict actual future movements in such market rates and do not present these VAR results to be indicative of future movements in such market rates or to be representative of any actual impact that future changes in market rates may have on our future financial results.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.

Management reviewed the results of our assessment with the Audit Committee of our Board of Directors. Based on this assessment, management determined that, as of December 31, 2012, we maintained effective internal control over financial reporting.

PricewaterhouseCoopers LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements included in this report, has audited our internal control over financial reporting as of December 31, 2012.

February 25, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Mondelēz International, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, comprehensive earnings, equity and cash flows present fairly, in all material respects, the financial position of Mondelēz International, Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, in 2011, the Company changed the reporting date to remove the two-week reporting lag for certain of the Company’s locations outside of the United States.

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

/s/ PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois

February 25, 2013

Mondelēz International, Inc. and Subsidiaries

Consolidated Statements of Earnings

For the Years Ended December 31

(in millions of U.S. dollars, except per share data)

	2012	2011	2010

Net revenues	$35,015	$35,810	$31,489
Cost of sales	21,939	22,710	19,617

Gross profit	13,076	13,100	11,872

Selling, general and administrative expenses	9,176	9,382	9,140
Asset impairment and exit costs	153	(5)	26
Gains on divestitures, net	(107)	–	–
Amortization of intangibles	217	225	210

Operating income	3,637	3,498	2,496

Interest and other expense, net	1,863	1,618	1,770

Earnings from continuing operations before income taxes	1,774	1,880	726

Provision for income taxes	207	143	54

Earnings from continuing operations	1,567	1,737	672

Earnings from discontinued operations, net of income taxes	1,488	1,810	3,467

Net earnings	3,055	3,547	4,139

Noncontrolling interest	27	20	25

Net earnings attributable to Mondelēz International	$3,028	$3,527	$4,114

Per share data:
Basic earnings per share attributable to Mondelēz International:
Continuing operations	$0.87	$0.97	$0.38
Discontinued operations	0.83	1.03	2.02

Net earnings attributable to Mondelēz International	$1.70	$2.00	$2.40

Diluted earnings per share attributable to Mondelēz International:
Continuing operations	$0.86	$0.97	$0.38
Discontinued operations	0.83	1.02	2.01

Net earnings attributable to Mondelēz International	$1.69	$1.99	$2.39

Dividends declared	$1.00	$1.16	$1.16

See notes to consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Earnings

For the Years Ended December 31

(in millions of U.S. dollars)

	2012	2011	2010

Net earnings	$3,055	$3,547	$4,139
Other comprehensive earnings / (losses):
Currency translation adjustment:
Translation adjustment	791	(1,245)	264
Tax (expense) / benefit	39	(45)	(101)
Pension and other benefits:
Net actuarial gain / (loss) arising during period	(2,266)	(2,333)	(361)
Reclassification adjustment for losses / (gains) included in net earnings due to:
Amortization of experience losses and prior service costs	414	361	281
Settlement losses	135	113	129
Tax (expense) / benefit	486	768	(144)
Derivatives accounted for as hedges:
Net derivative (losses) / gains	(412)	(709)	(10)
Reclassification adjustment for (gains) / losses included in net earnings	602	93	(30)
Tax (expense) / benefit	(87)	240	18

Total other comprehensive earnings / (losses)	(298)	(2,757)	46

Comprehensive earnings	2,757	790	4,185
less: Comprehensive earnings attributable to noncontrolling interests	33	10	6

Comprehensive earnings attributable to Mondelēz International	$2,724	$780	$4,179

See notes to consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Consolidated Balance Sheets, as of December 31

(in millions of U.S. dollars, except share data)

	2012	2011

ASSETS
Cash and cash equivalents	$4,475	$1,974
Receivables (net of allowances of $118 in 2012 and $143 in 2011)	6,129	6,361
Inventories, net	3,741	5,706
Deferred income taxes	542	912
Other current assets	735	1,249

Total current assets	15,622	16,202

Property, plant and equipment, net	10,010	13,813
Goodwill	25,801	37,297
Intangible assets, net	22,552	25,186
Prepaid pension assets	18	31
Other assets	1,475	1,308

TOTAL ASSETS	$75,478	$93,837

LIABILITIES
Short-term borrowings	$274	$182
Current portion of long-term debt	3,577	3,654
Accounts payable	4,642	5,525
Accrued marketing	2,484	2,863
Accrued employment costs	1,038	1,365
Other current liabilities	2,858	4,856

Total current liabilities	14,873	18,445

Long-term debt	15,574	23,095
Deferred income taxes	6,302	6,738
Accrued pension costs	2,885	3,597
Accrued postretirement health care costs	451	3,238
Other liabilities	3,038	3,396

TOTAL LIABILITIES	43,123	58,509

Commitments and Contingencies (Note 12)

EQUITY
Common Stock, no par value (1,996,537,778 shares issued in 2012 and 2011)	–	–
Additional paid-in capital	31,548	31,318
Retained earnings	10,457	18,012
Accumulated other comprehensive losses	(2,633)	(6,637)
Treasury stock, at cost	(7,157)	(7,476)

Total Mondelēz International Shareholders’ Equity	32,215	35,217
Noncontrolling interest	140	111

TOTAL EQUITY	32,355	35,328

TOTAL LIABILITIES AND EQUITY	$75,478	$93,837

See notes to consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Consolidated Statements of Equity

(in millions of U.S. dollars, except per share data)

`	Mondelēz International Shareholders’ Equity
				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Retained	Earnings/	Treasury	Noncontrolling	Total
	Stock	Capital	Earnings	(Losses)	Stock	Interest	Equity

Balances at January 1, 2010	$–	$23,611	$14,636	$(3,955)	$(8,416)	$96	$25,972
Comprehensive earnings / (losses):
Net earnings	–	–	4,114	–	–	25	4,139
Other comprehensive earnings / (losses), net of income taxes	–	–	–	65	–	(19)	46
Exercise of stock options and issuance of other stock awards	–	153	(106)	–	290	–	337
Cash dividends declared ($1.16 per share)	–	–	(2,025)	–	–	–	(2,025)
Net impact of noncontrolling interests from Cadbury acquisition	–	38	–	–	–	33	71
Purchase from noncontrolling interest, dividends paid and other activities	–	(28)	–	–	–	(27)	(55)
Issuance of Common Stock	–	7,457	–	–	–	–	7,457

Balances at December 31, 2010	$–	$31,231	$16,619	$(3,890)	$(8,126)	$108	$35,942

Comprehensive earnings / (losses):
Net earnings	–	–	3,527	–	–	20	3,547
Other comprehensive losses, net of income taxes	–	–	–	(2,747)	–	(10)	(2,757)
Exercise of stock options and issuance of other stock awards	–	100	(86)	–	650	–	664
Cash dividends declared ($1.16 per share)	–	–	(2,048)	–	–	–	(2,048)
Dividends paid on noncontrolling interest and other activities	–	(13)	–	–	–	(7)	(20)

Balances at December 31, 2011	$–	$31,318	$18,012	$(6,637)	$(7,476)	$111	$35,328

Comprehensive earnings / (losses):
Net earnings	–	–	3,028	–	–	27	3,055
Other comprehensive earnings / (losses), net of income taxes	–	–	–	(304)	–	6	(298)
Exercise of stock options and issuance of other stock awards	–	141	(53)	–	319	–	407
Cash dividends declared ($1.00 per share)	–	–	(1,775)	–	–	–	(1,775)
Spin-Off of Kraft Foods Group, Inc.		89	(8,755)	4,308			(4,358)
Dividends paid on noncontrolling interest and other activities	–	–	–	–	–	(4)	(4)

Balances at December 31, 2012	$–	$31,548	$10,457	$(2,633)	$(7,157)	$140	$32,355

See notes to consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31

(in millions of U.S. dollars)

	2012	2011	2010

CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES
Net earnings	$3,055	$3,547	$4,139
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	1,345	1,485	1,440
Stock-based compensation expense	162	181	174
Deferred income tax provision / (benefit)	410	(351)	251
(Gains) / Losses on divestitures, net	(107)	–	6
Gains on discontinued operations	–	–	(1,596)
Asset impairments	126	–	55
Other non-cash expense, net	48	81	329
Change in assets and liabilities, excluding the effects of acquisitions and divestitures:
Receivables, net	(599)	(115)	(165)
Inventories, net	(129)	(556)	(359)
Accounts payable	505	300	83
Other current assets	217	(374)	42
Other current liabilities	(1,166)	676	(776)
Change in pension and postretirement assets and liabilities, net	56	(354)	125

Net cash provided by operating activities	3,923	4,520	3,748

CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES
Capital expenditures	(1,610)	(1,771)	(1,661)
Acquisitions, net of cash received	–	–	(9,848)
Proceeds from divestitures, net of disbursements	200	–	4,039
Cash transferred to Kraft Foods Group related to the Spin-Off	(410)	–	–
Proceeds from sale of property, plant and equipment and other	133	43	8

Net cash used in investing activities	(1,687)	(1,728)	(7,462)

CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES
Net issuance / (repayments) of short-term borrowings	93	(565)	(864)
Long-term debt proceeds	6,775	36	9,433
Long-term debt repaid	(4,495)	(1,114)	(2,134)
Dividends paid	(2,058)	(2,043)	(2,175)
Other	(111)	511	(72)

Net cash provided by / (used in) financing activities	204	(3,175)	4,188

Effect of exchange rate changes on cash and cash equivalents	61	(124)	(94)

Cash and cash equivalents:
Increase / (decrease)	2,501	(507)	380
Balance at beginning of period	1,974	2,481	2,101

Balance at end of period	$4,475	$1,974	$2,481

Cash paid:
Interest	$2,406	$2,031	$1,593

Income taxes	$1,057	$932	$2,232

See notes to consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.  Summary of Significant Accounting Policies

Description of Business:

Mondelēz International, Inc. (formerly Kraft Foods Inc.) was incorporated in 2000 in the Commonwealth of Virginia. Mondelēz International, Inc., through its subsidiaries (collectively “Mondelēz International,” “we,” “us” and “our”), sells food and beverage products to consumers in approximately 165 countries.

On October 1, 2012 (the “Distribution Date”), we completed the spin-off of our former North American grocery business, Kraft Foods Group, Inc. (“Kraft Foods Group”) by distributing 100% of the outstanding shares of common stock of Kraft Foods Group to holders of our common stock (the “Spin-Off”). Along with our other food and beverage categories, we also retained our global snacks business (the “Global Snacks Business.”) See Note 2, Divestitures and Acquisitions, for more information about the Spin-Off.

Changes in Presentation:

The divested Kraft Foods Group is presented as a discontinued operation on the consolidated statements of earnings for all periods presented. The Kraft Foods Group balance sheet, other comprehensive earnings and cash flows are included within our consolidated balance sheet and consolidated statements of equity, comprehensive earnings and cash flows through October 1, 2012. The results from discontinued operations are discussed in further detail in Note 2, Divestitures and Acquisitions.

Principles of Consolidation:

The consolidated financial statements include Mondelēz International, as well as our wholly owned and majority owned subsidiaries. The majority of our operating subsidiaries report results as of the last Saturday of the year. A portion of our international operating subsidiaries report results as of the last calendar day of the period. In 2011, the last Saturday of the year fell on December 31, so our 2011 results included one more week of operating results (“53rd week”) than 2012 or 2010, which each had 52 weeks.

In 2011, we changed the consolidation date for certain operations of our Europe segment and in the Latin America, Central and Eastern Europe (“CEE”) and Middle East and Africa (“MEA”) regions within our Developing Markets segment. Previously, these operations primarily reported results two weeks prior to the end of the period. Subsequent to the 2011 changes, our Europe segment reports results as of the last Saturday of each period. Certain operations within our Developing Markets segment now report results as of the last calendar day of the period or the last Saturday of the period. These changes and the 53rd week in 2011 resulted in a favorable impact to net revenues of $679 million and a favorable impact of $93 million to operating income in 2011.

In 2010, we changed the consolidation date for certain European biscuits operations, which are included within our Europe segment, and certain operations in Asia Pacific and Latin America within our Developing Markets segment. Previously, these operations primarily reported period-end results one month or two weeks prior to the end of the period. Europe moved the reporting of these operations to two weeks prior to the end of the period, and Asia Pacific and Latin America moved the reporting of these operations to the last day of the period. These changes resulted in a favorable impact to net revenues of $193 million and a favorable impact of $23 million to operating income in 2010.

We believe these changes are preferable and will improve business planning and financial reporting by better matching the close dates of the operating subsidiaries within our Europe and Developing Markets segments and by bringing the reporting dates closer to the period-end date. As the effect to prior-period results was not material, we have not revised prior-period results.

We account for investments in which we exercise significant influence (20%-50% ownership interest) under the equity method of accounting. We use the cost method of accounting for investments in which we have an ownership interest of less than 20% and in which we do not exercise significant influence. Noncontrolling interest in subsidiaries consists of the equity interest of noncontrolling investors in consolidated subsidiaries of Mondelēz International. All intercompany transactions are eliminated.

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

Highly Inflationary Accounting:

On February 8, 2013, the Venezuelan government announced the devaluation of the official Venezuelan bolivar exchange rate from 4.30 bolivars to 6.30 bolivars to the U.S. dollar and the elimination of the second-tier, government-regulated SITME exchange rate previously applied to value certain types of transactions. The impact of these announced changes resulted in a one-time $30 million unfavorable foreign currency impact which we will record within our Latin America operating segment in the first quarter of 2013.

We began accounting for the results of our Venezuelan subsidiaries in U.S. dollars on January 1, 2010, as prescribed under U.S. GAAP for highly inflationary economies. We use the official Venezuelan bolivar exchange rate to translate the results of our Venezuelan operations into U.S. dollars. During 2012 and 2011, we recorded immaterial foreign currency impacts in connection with highly inflationary accounting for Venezuela. In 2010, we recorded $115 million of unfavorable foreign currency impacts including a one-time $34 million charge upon adopting highly inflationary accounting for Venezuela.

Cash and Cash Equivalents:

Cash and cash equivalents include demand deposits with banks and all highly liquid investments with original maturities of three months or less.

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

Goodwill and Non-Amortizable Intangible Assets:

We test goodwill and non-amortizable intangible assets for impairment at least annually on October 1. We assess goodwill impairment risk by first performing a qualitative review of entity-specific, industry, market and general economic factors for each reporting unit. If significant potential goodwill impairment risk exists for a specific reporting unit, we apply a two-step quantitative test. The first step compares the reporting unit’s estimated fair value with its carrying value. We estimate a reporting unit’s fair value using a 20-year projection of discounted cash flows which incorporates planned growth rates, market-based discount rates and estimates of residual value. For reporting units within our North America and Europe geographic units, we used a market-based, weighted-average cost of capital of 6.3% to discount the projected cash flows of those operations. For reporting units within our Developing Markets geographic unit, we used a risk-rated discount rate of 9.3%. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans, industry and economic conditions and our actual results and conditions may differ over time. If the carrying value of a reporting unit’s net assets exceeds its fair value, the second step is applied to measure the difference between the carrying value and implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, the goodwill is considered impaired and reduced to its implied fair value.

We test non-amortizable intangible assets for impairment by first performing a qualitative review by assessing events and circumstances that could affect the fair value or carrying value of the indefinite-lived intangible asset. If significant potential impairment risk exists for a specific non-amortizable intangible asset, we quantitatively test for impairment by comparing the fair value of each intangible asset with its carrying value. Fair value of non-amortizable intangible assets is determined using planned growth rates, market-based discount rates and estimates of royalty rates. If the carrying value of the asset exceeds its fair value, the intangible asset is considered impaired and is reduced to its estimated fair value. We record intangible asset impairment charges within asset impairment and exit costs.

Definite-lived intangible assets are amortized over their estimated useful lives and evaluated for impairment as long-lived assets.

Insurance and Self-Insurance:

We use a combination of insurance and self-insurance for a number of risks, including workers’ compensation, general liability, automobile liability, product liability and our obligation for employee healthcare benefits. We estimate the liabilities associated with these risks by evaluating and making judgments about historical claims experience and other actuarial assumptions and the estimated impact on future results.

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

Marketing and Research and Development:

We promote our products with advertising, consumer incentives and trade promotions. These programs include, but are not limited to, discounts, coupons, rebates, in-store display incentives and volume-based incentives. We expense advertising costs either in the period the advertising first takes place or as incurred. Consumer incentive and trade promotion activities are recorded as a reduction to revenues based on amounts estimated as being due to customers and consumers at the end of a period. We base these estimates principally on historical utilization and redemption rates. For interim reporting purposes, advertising and consumer incentive expenses are charged to operations as a percentage of volume, based on estimated volume and related expense for the full year. We do not defer costs on our year-end consolidated balance sheet and all marketing costs are recorded as an expense in the year incurred. Advertising expense was $1,815 million in 2012, $1,860 million in 2011 and $1,729 million in 2010. We expense product research and development costs as incurred. Research and development expense was $462 million in 2012, $511 million in 2011 and $404 million in 2010. We record marketing and research and development expenses within selling, general and administrative expenses.

Environmental Costs:

Throughout the countries in which we do business, we are subject to local, national and multi-national environmental laws and regulations relating to the protection of the environment. We have programs across our business units designed to meet applicable environmental compliance requirements.

In the United States, the laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). CERCLA imposes joint and severable liability on each potentially responsible party. As of December 31, 2012, our subsidiaries were involved in one active proceeding in the U.S. under a state equivalent of CERCLA related to our current operations. As of December 31, 2011, our subsidiaries were involved in 68 active actions. Except for the one active proceeding we retained, all the remaining active actions relate to and were retained by the divested Kraft Foods Group business.

As of December 31, 2012, we accrued an immaterial amount for environmental remediation. Based on information currently available, we believe that the ultimate resolution of existing environmental remediation actions and our compliance in general with environmental laws and regulations will not have a material effect on our financial results.

Employee Benefit Plans:

We provide a range of benefits to our current and retired employees. Depending upon jurisdictions, tenure, presence of a union, job level and other factors, these include pension benefits, postretirement health care benefits and postemployment benefits, consisting primarily of severance. We provide pension coverage for certain employees of our non-U.S. subsidiaries through separate plans. Local statutory requirements govern many of these plans. For salaried and non-union hourly employees hired in the U.S. after January 1, 2009, we discontinued benefits under our U.S. pension plans, and we replaced them with an enhanced company contribution to our employee savings plan. Additionally, we will be freezing the U.S. pension plans for current salaried and non-union hourly employees effective December 31, 2019. Pension accruals for all salaried and non-union employees who are currently earning pension benefits will end on December 31, 2019, and continuing pay and service will be used to calculate the pension benefits through December 31, 2019. Our U.S., Canadian, and United Kingdom subsidiaries provide health care and other benefits to most retired employees. Local government plans generally cover health care benefits for retirees outside the U.S., Canada, and United Kingdom. Our postemployment benefit plans cover most salaried and certain hourly employees. The cost of these plans is charged to expense over the working life of the covered employees.

Financial Instruments:

We use certain financial instruments to manage our foreign currency exchange rate, commodity price and interest rate risks. We monitor and manage these exposures as part of our overall risk management program which focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. A principal objective of our risk management strategies is to reduce significant, unanticipated earnings fluctuations that may arise from volatility in foreign currency exchange rates, commodity prices and interest rates, principally through the use of derivative instruments.

We use a combination of primarily foreign currency forward contracts, futures, options and swaps; commodity forward contracts, futures and options; and interest rate swaps to manage our exposure to cash flow variability, protect the value of our existing foreign currency assets and liabilities and protect the value of our debt. See Note 9, Financial Instruments, to the consolidated financial statements for more information on the types of derivative instruments we use.

We record derivative financial instruments at fair value in our consolidated balance sheets within other current assets or other current liabilities due to their relatively short-term duration. Cash flows from derivative instruments are classified in the consolidated statements of cash flows based on the nature of the derivative instrument. Changes in the fair value of a derivative that is designated as a cash flow hedge, to the extent that the hedge is effective, are recorded in accumulated other comprehensive earnings / (losses) and reclassified to earnings when the hedged item affects earnings. Changes in fair value of economic hedges and the ineffective portion of all hedges are recognized in current period earnings. Changes in the fair value of a derivative that is designated as a fair value hedge, along with the changes in the fair value of the related hedged asset or liability, are recorded in earnings in the same period. We use foreign currency denominated debt to hedge a portion of our net investment in foreign operations against adverse movements in exchange rates, with changes in the value of the debt recorded within currency translation adjustment in accumulated other comprehensive earnings / (losses).

In order to qualify for hedge accounting, a specified level of hedging effectiveness between the derivative instrument and the item being hedged must exist at inception and throughout the hedged period. We must also formally document the nature of and relationship between the derivative and the hedged item, as well as our risk management objectives, strategies for undertaking the hedge transaction and method of assessing hedge effectiveness. Additionally, for a hedge of a forecasted transaction, the significant characteristics and expected term of the forecasted transaction must be specifically identified, and it must be probable that the forecasted transaction will occur. If it is no longer probable that the hedged forecasted transaction will occur, we would recognize the gain or loss related to the derivative in earnings.

When we use derivatives, we are exposed to credit and market risks. Credit risk exists when a counterparty to a derivative contract might fail to fulfill its performance obligations under the contract. We minimize our credit risk by entering into transactions with counterparties with high quality, investment grade credit ratings, limiting the amount of exposure with each counterparty and monitoring the financial condition of our counterparties. We also maintain a policy of requiring that all significant, non-exchange traded derivative contracts with a duration of one year or longer are governed by an International Swaps and Derivatives Association master agreement. Market risk exists when the value of a derivative or other financial instrument might be adversely affected by changes in market conditions and foreign currency exchange rates, commodity prices, or interest rates. We manage market risk by limiting the types of derivative instruments and derivative strategies we use and the degree of market risk that we plan to hedge through the use of derivative instruments.

Commodity cash flow hedges – We are exposed to price risk related to forecasted purchases of certain commodities that we primarily use as raw materials. We enter into commodity forward contracts primarily for wheat, soybean and vegetable oils, sugar and other sweeteners and cocoa. Commodity forward contracts generally are not subject to the accounting requirements for derivative instruments and hedging activities under the normal purchases exception. We also use commodity futures and options to hedge the price of certain input costs, including wheat, soybean and vegetable oils, sugar and other sweeteners and cocoa. Some of these derivative instruments are highly effective and qualify for hedge accounting treatment. We also sell commodity futures to unprice future purchase commitments, and we occasionally use related futures to cross-hedge a commodity exposure. We are not a party to leveraged derivatives and, by policy, do not use financial instruments for speculative purposes.

Foreign currency cash flow hedges – We use various financial instruments to mitigate our exposure to changes in exchange rates from third-party and intercompany actual and forecasted transactions. These instruments may include foreign exchange forward contracts, futures, options and swaps. Based on the size and location of our businesses, we use these instruments to hedge our exposure to certain currencies, including the euro, pound sterling and Canadian dollar.

Interest rate cash flow and fair value hedges – We manage interest rate volatility by modifying the pricing or maturity characteristics of certain liabilities so that the net impact on interest expense is not, on a material basis, adversely affected by movements in interest rates. As a result of interest rate fluctuations, hedged fixed-rate liabilities appreciate or depreciate in market value. We expect the effect of this unrealized appreciation or depreciation to be substantially offset by our gains or losses on the derivative instruments that are linked to these hedged liabilities. We use derivative instruments, including interest rate swaps that have indices related to the pricing of specific liabilities as part of our interest rate risk management strategy. As a matter of policy, we do not use highly leveraged derivative instruments for interest rate risk management. We use interest rate swaps to economically convert a portion of our fixed-rate debt into variable-rate debt. Under the interest rate swap contracts, we agree with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts, which is calculated based on an agreed-upon notional amount. We also use interest rate swaps to hedge the variability of interest payment cash flows on a portion of our future debt obligations. Substantially all of these derivative instruments are highly effective and qualify for hedge accounting treatment.

Hedges of net investments in foreign operations – We have numerous investments in our foreign subsidiaries. The net assets of these subsidiaries are exposed to volatility in foreign currency exchange rates. We use foreign currency denominated debt to hedge our net investment in foreign operations against adverse movements in exchange rates. We designated our euro and pound sterling denominated borrowings as a net investment hedge of a portion of our overall European operations. The gains and losses on our net investment in these designated European operations are economically offset by losses and gains on our euro and pound sterling denominated borrowings. The change in the debt’s value is recorded in the currency translation adjustment component of accumulated other comprehensive earnings / (losses).

Income Taxes:

We recognize tax benefits in our financial statements when uncertain tax positions are assessed more likely than not to be sustained upon audit. The amount we recognize is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

We recognize deferred tax assets for deductible temporary differences, operating loss carryforwards and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

New Accounting Pronouncements:

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update, clarifying how to report the effect of significant reclassifications out of accumulated other comprehensive income (“AOCI”) by component and the respective line items of the statement of earnings that are affected. The guidance is effective for fiscal and interim reporting periods beginning after December 15, 2012. We plan to adopt this guidance in the first quarter of 2013 and do not anticipate that the adoption will materially change the presentation of our consolidated financial statements.

In July 2012, the FASB issued an accounting standards update which simplifies indefinite-lived intangible asset impairment testing. Companies now have the option to first assess qualitative factors to determine whether it is “more likely than not” that an indefinite-lived intangible asset may be impaired. If, after assessing the totality of events and circumstances, impairment is determined to be not likely, then performing the quantitative two-step impairment test would not be required. The amendment is effective for annual tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We adopted the guidance in the quarter ended December 31, 2012, ahead of our annual intangible asset impairment testing. The new guidance did not have an impact on our financial results and simplified the indefinite-lived intangible asset testing we perform on an annual basis.

Reclassifications:

Certain amounts previously reported have been reclassified to conform to the current-year presentation.

Subsequent Events:

We evaluated subsequent events and included all accounting and disclosure requirements related to subsequent events in our consolidated financial statements.

Note 2. Divestitures and Acquisitions

Spin-off Kraft Foods Group

On October 1, 2012 (the “Distribution Date”), we completed the spin-off of our North American grocery business, Kraft Foods Group, Inc. (“Kraft Foods Group”), to our shareholders (the “Spin-Off”). Along with our other food and beverage categories, we also retained our global snacks business (the “Global Snacks Business”). On October 1, 2012, each of our shareholders of record as of the close of business on September 19, 2012 (“the Record Date”) received one share of Kraft Foods Group common stock for every three shares of our Common Stock held as of the Record Date. The distribution was structured to be tax free to our U.S. shareholders for U.S. federal income tax purposes.

Kraft Foods Group is now an independent public company trading on The NASDAQ Global Select Market under the symbol “KRFT.” After the Spin-Off, we do not beneficially own any shares of Kraft Foods Group common stock.

The divested Kraft Foods Group is presented as a discontinued operation on the consolidated statements of earnings for all periods presented. The Kraft Foods Group balance sheet, other comprehensive earnings and cash flows are included within our consolidated balance sheet and consolidated statements of equity, comprehensive earnings and cash flows through October 1, 2012.

Summary results of operations for Kraft Foods Group through October 1, 2012 were as follows:

	Nine Months Ended	For the Years Ended December 31,
	October 1, 2012	2011	2010
		(in millions)

Net revenues	$13,768	$18,555	$17,718

Earnings before income taxes	$2,266	$2,892	$2,916
Provision for income taxes	778	1,082	1,093
Earnings and gain from discontinued operations, net of income taxes (1)	–	–	1,644

Earnings from discontinued operations, net of income taxes	$1,488	$1,810	$3,467

(1)	On March 1, 2010, Kraft Foods Group completed the sale of the assets of the North American frozen pizza business to Nestlē USA, Inc. The earnings through March 1, 2010 and the gain were included in discontinued operations for Kraft Foods Group for the year ended December 31, 2010.

The results of the Kraft Foods Group discontinued operation exclude certain corporate and business unit costs which were allocated to Kraft Foods Group historically and are expected to continue at Mondelēz International after the Spin-Off. These costs include primarily corporate overheads, information systems and sales force support. On a pre-tax basis, through the date of the Spin-Off, these costs were $150 million for the nine months ended October 1, 2012, $236 million for the year ended December 31, 2011 and $209 million for the year ended December 31, 2010.

Interest expense relating to debt Kraft Foods Group incurred or assumed through October 1, 2012 has been included in the results from discontinued operations for all periods presented and as follows:

	Nine Months Ended	For the Years Ended December 31,
	October 1, 2012	2011	2010
		(in millions)

$6.0 billion note issuance in June 2012	$70	$–	$–
$3.6 billion notes exchanged in July 2012	171	226	216
$0.4 billion debt transferred in October 2012	24	31	31
Capital leases and other	13	10	7

	$278	$267	$254

On October 1, 2012, we divested the following assets and liabilities which net to $4,358 million, or $4,111 million net of cash retained by Kraft Foods Group on the Distribution Date (in millions):

Assets
Cash	$247
Receivables	1,685
Inventories, net	2,099
Deferred income taxes	338
Other current assets	168
Property, plant and equipment, net	4,211
Goodwill	11,911
Intangible assets, net	2,632
Prepaid pension assets	16
Other assets	856

$24,163

Liabilities
Current portion of long-term debt	$6
Accounts payable	1,798
Accrued marketing	463
Accrued employment costs	190
Other current liabilities	751
Long-term debt	9,965
Deferred income taxes	874
Accrued pension costs	2,026
Accrued postretirement health care costs	3,316
Other liabilities	416

$19,805

Net assets divested in the Spin-Off	$4,358

Additionally, $4,308 million of accumulated other comprehensive losses primarily related to the pension and other benefit plan net liabilities transferred to Kraft Foods Group and $89 million of unearned compensation recorded within additional paid in capital were distributed to Kraft Foods Group. In total, we recorded a distribution of $8,755 million to our shareholders in connection with the Spin-Off of Kraft Foods Group.

In order to implement the Spin-Off, we entered into certain agreements with Kraft Foods Group to effect our legal and structural separation; govern the relationship between us; and allocate various assets, liabilities and obligations between us, including, among other things, employee benefits, intellectual property and tax-related assets and liabilities (see Note 14, Income Taxes, for additional information). In addition to executing the Spin-Off in the manner provided in the agreements, in November 2012, pursuant to these aqreements, we paid Kraft Foods Group $163 million related to targeted cash flows (together with the $247 million of cash divested on the Distribution Date, totaling $410 million of cash transferred to Kraft Foods Group in connection with the Spin-Off). To facilitate the management, including final payment and resolution, of certain obligations, Kraft Foods Group retained certain of our North American net trade payables and receivables. We also retained approximately $140 million of workers’ compensation liabilities for claims incurred by Kraft Foods Group employees prior to the Spin-Off. In November 2012, we paid Kraft Foods Group $95 million to cash settle the net trade payables and receivables and which are also reflected in table above. As of December 31, 2012, we also have a $55 million receivable from Kraft Foods Group related to the cash settlement of stock awards held by our respective employees at the time of the Spin-Off as further described in Note 11, Stock Plans, to the consolidated financial statements.

Spin-Off Costs:

Our historical results include one-time Spin-Off transaction, transition and financing and related costs (“Spin-Off Costs”) we have incurred to date. We recorded Spin-Off Costs of $1,053 million in 2012 and $46 million of Spin-Off Costs in 2011. We expect to reflect all one-time Spin-Off Costs within our reported results. We incurred the following Spin-Off Costs within our pre-tax earnings:

	For the Years Ended December 31,
	2012	2011
	(in millions)

Selling, general and administrative expenses	$444	$46
Interest and other expense, net	609	–

Spin-Off Costs	$1,053	$46

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

The Cadbury acquisition was valued at $18.5 billion, or approximately £11.6 billion (based on the average price of $28.36 for a share of Kraft Foods Inc. Common Stock on February 2, 2010 and an exchange rate of $1.595 per £1.00). On February 2, 2010, we acquired 71.73% of Cadbury Shares for $13.1 billion and the value attributed to noncontrolling interests was $5.4 billion. From February 2, 2010 through June 1, 2010, we acquired the remaining 28.27% of Cadbury Shares for $5.4 billion. We recorded a $38 million gain on the noncontrolling interests acquired within additional paid in capital.

As part of our Cadbury acquisition, we incurred and expensed transaction-related fees of $218 million in 2010 and $40 million in 2009. We recorded these expenses within selling, general and administrative expenses. We also incurred acquisition financing fees of $96 million in 2010. We recorded these expenses within interest and other expense, net.

As a condition to granting approval of the acquisition, the EU required that we divest certain Cadbury confectionery operations in Poland and Romania. In 2010, we completed the sale of the assets of these businesses and generated $342 million in sale proceeds. The impact of these divestitures was reflected as adjustments within the Cadbury final purchase accounting.

During 2010, Cadbury contributed net revenues of $9,143 million and net earnings of $530 million from February 2, 2010 through December 31, 2010. The following unaudited pro forma summary presents our consolidated results of continuing operations as if Cadbury had been acquired on January 1, 2010. These amounts were calculated after conversion to U.S. GAAP, applying our accounting policies, and adjusting Cadbury’s results to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment, and intangible assets had been applied from January 1, 2010, together with the consequential tax effects. These adjustments also reflect the additional interest expense incurred on the debt to finance the purchase and the divestitures of certain Cadbury confectionery operations in Poland and Romania.

Pro forma
Year Ended
December 31, 2010
(in millions)

Net revenues	$32,052
Net earnings attributable to Mondelēz International	2,115

Our February 2, 2010 Cadbury acquisition was valued at $18,547 million, or $17,503 million net of cash and cash equivalents. As part of that acquisition, we acquired the following assets and assumed the following liabilities (in millions):

Assets
Cash and cash equivalents	$1,044
Receivables (1)	1,333
Inventories, net	1,298
Other current assets	660
Property, plant and equipment, net	3,293
Goodwill (2)	9,530
Intangible assets, net (3)	12,905
Other assets	593

$30,656

Liabilities
Short-term borrowings	$1,206
Accounts payable	1,605
Other current liabilities (4)	1,866
Long-term debt	2,437
Deferred income taxes	3,218
Accrued pension costs	817
Other liabilities	927
Noncontrolling interest	33

$12,109

Net assets acquired	$18,547

(1)	The gross amount of acquired receivables was $1,474 million, of which $141 million was reserved as uncollectable.
(2)	Goodwill will not be deductible for statutory tax purposes and is attributable to Cadbury’s workforce and the significant synergies we expect from the acquisition.
(3)	We acquired $10.3 billion of indefinite-lived intangible assets, primarily trademarks, and $2.6 billion of amortizable intangible assets, primarily customer relationships and technology. Customer relationships will be amortized over approximately 13 years and technology will be amortized over approximately 12 years.
(4)	Within other current liabilities, a reserve for exposures related to taxes of approximately $70 million was established within our Developing Markets segment. The cumulative exposure was approximately $150 million at December 31, 2010.

Other Divestitures:

In 2012, we received $200 million in proceeds and recorded pre-tax gains of $107 million primarily related to the divestitures of a dinners and sauces grocery business in Germany and Belgium and a canned meat business in Italy. In 2011, there were no significant divestitures. In 2010, as discussed above, we divested businesses in Poland and Romania in connection with the acquisition of Cadbury.

The aggregate operating results of the divestitures discussed above were not material to our financial statements in any of the periods presented.

Note 3. Inventories

Inventories at December 31, 2012 and 2011 were:

	2012	2011
	(in millions)

Raw materials	$1,213	$1,800
Finished product	2,528	3,906

Inventories, net	$3,741	$5,706

Note 4. Property, Plant and Equipment

Property, plant and equipment at December 31, 2012 and 2011 were:

	2012	2011
	(in millions)

Land and land improvements	$643	$768
Buildings and building improvements	3,199	4,997
Machinery and equipment	11,992	16,934
Construction in progress	1,022	1,233

	16,856	23,932
Accumulated depreciation	(6,846)	(10,119)

Property, plant and equipment, net	$10,010	$13,813

On October 1, 2012, $4,211 million of property, plant and equipment was divested with the Spin-Off of Kraft Foods Group. Additionally, in the first quarter of 2012, we sold a manufacturing facility located in Russia for $72 million in proceeds, disposing of $17 million of primarily buildings and building improvements, which resulted in our recording a pre-tax gain of $55 million within our Developing Markets segment.

Asset impairments:

In 2012, we recorded impairment charges of $18 million, related primarily to machinery and equipment, under our 2012-2014 Restructuring Program which is further described in Note 6, 2012-2014 Restructuring Program. We did not record any asset impairments in 2011. During 2010, we recorded an asset impairment of $12 million on a biscuit plant and related property, plant and equipment in France. These charges were recorded within asset impairment and exit costs.

Note 5. Goodwill and Intangible Assets

At December 31, 2012 and 2011, goodwill by reportable segment was:

	2012	2011
	(in millions)

Developing Markets	$7,450	$7,463
Europe	9,245	9,003
North America	9,106	20,831

Goodwill	$25,801	$37,297

Intangible assets at December 31, 2012 and 2011 were:

	2012	2011
	(in millions)

Non-amortizable intangible assets	$20,408	$22,859
Amortizable intangible assets	2,861	2,853

	23,269	25,712
Accumulated amortization	(717)	(526)

Intangible assets, net	$22,552	$25,186

Non-amortizable intangible assets consist principally of brand names purchased through our acquisitions of Nabisco Holdings Corp., the Spanish and Portuguese operations of United Biscuits, the global LU Biscuit business of Groupe Danone S.A. and Cadbury. Amortizable intangible assets consist primarily of trademarks, customer-related intangibles, process technology, license agreements and non-compete agreements. At December 31, 2012, the weighted-average life of our amortizable intangible assets was 13.2 years.

Amortization expense for intangible assets was $217 million in 2012, $225 million in 2011 and $210 million in 2010. We currently estimate amortization expense for each of the next five years to be approximately $218 million.

Changes in goodwill and intangible assets consisted of:

	2012		2011
	Goodwill	Intangible Assets, at cost	Goodwill	Intangible Assets, at cost
	(in millions)
Balance at January 1	$37,297	$25,712	$37,856	$26,279
Changes due to:
Foreign currency	436	262	(559)	(567)
Divestitures	(11,932)	(2,669)	–	–
Asset impairments	–	(52)	–	–
Acquisitions	–	14
Other	–	2	–	–

Balance at December 31	$25,801	$23,269	$37,297	$25,712

Changes to goodwill and intangible assets during 2012 were:

•

Divestitures-In 2012, we reduced goodwill by $11,911 million and reduced intangible assets by $2,666 million due to the divestiture of Kraft Foods Group. We also reduced goodwill by $21 million primarily related to the divestitures in Germany, Belgium and Italy.

•

Asset Impairments-We recorded $52 million of charges related to a trademark on a Japanese chewing gum product within our Developing Markets segment which had significantly lower revenue. The fair value of the intangible asset was determined under a relief of royalty valuation, which models the cash flows from the trademark assuming royalties were received under a licensing arrangement. The charge was calculated as the excess of the carrying value of the intangible asset over its estimated fair value and was recorded within asset impairment and exit costs.

•	Acquisitions-We increased intangible assets by $14 million related to an acquisition of a license in Pakistan and an acquisition of a trademark in Europe.

In 2011, except for changes due to foreign currency translation, there were no significant changes to goodwill and intangible assets.

In 2012, 2011 and 2010, there were no impairments of goodwill. In connection with our 2012 annual impairment testing, we noted two reporting units which were more sensitive to near-term changes in discounted cash flow assumptions: U.S. Confections with $2,177 million of goodwill as of December 31, 2012 and fair value in excess of its carrying value of net assets of 9% and Europe Biscuits with $2,569 million of goodwill as of December 31, 2012 and fair value in excess of its carrying value of net assets of 16%. While the reporting units passed the first step of the impairment test, if the segment operating income or another valuation assumption for either reporting unit were to deteriorate significantly in the future, it could adversely affect the estimated fair value. If we are unsuccessful in our plans to increase the profitability of these businesses, the estimated fair values could fall further and lead to a potential goodwill impairment in the future.

Note 6. 2012-2014 Restructuring Program

On March 14, 2012, our Board of Directors approved $1.1 billion of restructuring and related implementation costs (“2012-2014 Restructuring Program”) reflecting primarily severance, asset disposals and other manufacturing-related one-time costs. The primary objective of the restructuring and implementation activities was to ensure that both Kraft Foods Group and Mondelēz International were each set up to operate efficiently and execute on our respective business strategies upon separation and in the future. On October 23, 2012, our Board of Directors approved $400 million of additional restructuring and related implementation programs, totaling $1.5 billion of expected 2012-2014 Restructuring Program costs.

Of the $1.5 billion of anticipated 2012-2014 Restructuring Program costs, Kraft Foods Group has or expects to incur approximately $575 million. As such, we will retain approximately $925 million of the 2012-2014 Restructuring Program.

Restructuring Costs:

Within our continuing results of operations, to date, we have recorded restructuring charges of $102 million in 2012 within asset impairment and exit costs. We spent $33 million in 2012 in cash severance and related costs, and we also recognized non-cash pension plan settlement losses (See Note 10, Benefit Plans) and non-cash asset write-downs (including accelerated depreciation and asset impairments) totaling $33 million in 2012. At December 31, 2012, our net restructuring liability was $36 million recorded within other current liabilities.

	Severance and related costs	Asset Write-downs	Total
	(in millions)

Liability balance, January 1, 2012	$–	$–	$–
Charges	84	18	102
Cash spent	(33)	–	(33)
Non-cash settlements	(15)	(18)	(33)

Liability balance, December 31, 2012	$36	$–	$36

Implementation Costs:

Implementation costs are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. We believe the disclosure of implementation costs provides readers of our financial statements greater transparency to the total costs of our 2012-2014 Restructuring Program. Within our continuing results of operations, to date, we recorded implementation costs of $8 million in 2012 within cost of sales and selling, general and administrative expense in our North America segment. These costs primarily include costs to integrate and reorganize our operations and facilities, the discontinuance of certain product lines and the incremental expenses related to the closure of facilities, replicating our information systems infrastructure and reorganizing costs related to our sales function.

Restructuring and Implementation Costs by Segment:

During 2012, we recorded restructuring and implementation costs within our consolidated segment operating income as follows:

	For the Year Ended December 31, 2012
	Restructuring	Implementation
	Costs	Costs	Total
	(in millions)

Developing Markets	$7	$–	$7
Europe	6	–	6
North America	89	8	97

Total	$102	$8	$110

Note 7. Integration Program and Cost Savings Initiatives

Integration Program

As a result of our combination with Cadbury in 2010, we launched an integration program to realize expected annual cost savings of approximately $750 million by the end of 2013 and revenue synergies from investments in distribution, marketing and product development. In order to achieve these cost savings and synergies and integrate the two businesses, we expect to incur total integration charges of approximately $1.5 billion through the end of 2013 (the “Integration Program”).

Integration Program costs include the costs associated with combining the Cadbury operations within our Global Snacks Business and are separate from the costs related to the acquisition. Since the inception of the Integration Program, we have incurred approximately $1.3 billion of the estimated $1.5 billion total integration charges. In 2012, we met and exceeded our annual cost savings target of $750 million and achieved approximately $800 million of annual costs savings one year ahead of schedule.

Changes in the Integration Program liability were (in millions):

	2012	2011

Balance at January 1	$346	$406
Charges	140	521
Cash spent	(281)	(554)
Currency / other	(3)	(27)

Balance at December 31	$202	$346

We recorded Integration Program charges of $185 million in 2012, $521 million in 2011 and $646 million in 2010. During 2012, we reversed $45 million of Integration Program charges previously accrued in 2010 and primarily related to planned and announced position eliminations that did not occur within our Europe segment. We recorded these charges in operations as a part of selling, general and administrative expenses primarily within our Europe and Developing Markets segments, as well as within general corporate expenses.

Cost Savings Initiatives

Cost savings initiatives generally include exit, disposal and other project costs outside of our Integration Program and 2012-2014 Restructuring Program and consist of the following specific initiatives:

•

In 2012, we recorded a $21 million charge primarily within the segment operating income of Europe related to severance benefits provided to terminated employees and charges in connection with the reorganization within the Europe and Developing Markets segment (the “Europe reorganization”).

•

In 2011, we recorded a $61 million charge primarily within the segment operating income of Europe related to severance benefits provided to terminated employees and charges in connection with the Europe reorganization. We also reversed approximately $15 million of cost savings initiative program costs across the North America and Developing Markets segments.

•	In 2010, we recorded $117 million primarily within the segment operating income of Europe in connection with the Europe reorganization.

Note 8. Debt and Borrowing Arrangements

Short-Term Borrowings:

At December 31, 2012 and 2011, our short-term borrowings and related weighted-average interest rates consisted of:

	2012		2011
	Amount	Weighted-Average	Amount	Weighted-Average
	Outstanding	Year-End Rate	Outstanding	Year-End Rate
	(in millions)		(in millions)

Bank loans	$274	7.2%	$182	10.7%

Borrowing Arrangements:

We maintain a revolving credit facility that we have historically used for general corporate purposes, including for working capital purposes and to support our commercial paper issuances. Our $4.5 billion four-year senior unsecured revolving credit facility expires in April 2015. As of December 31, 2012, no amounts have been drawn on the facility.

The revolving credit agreement requires us to maintain a minimum shareholders’ equity, excluding accumulated other comprehensive earnings / (losses), of at least $28.6 billion. At December 31, 2012, our shareholders’ equity, excluding accumulated other comprehensive earnings / (losses), was $34.8 billion. We expect to continue to meet this covenant. The revolving credit agreement also contains customary representations, covenants and events of default. However, the revolving credit facility has no other financial covenants, credit rating triggers or provisions that could require us to post collateral as security.

In addition to the above, some of our international subsidiaries maintain primarily uncommitted credit lines to meet short-term working capital needs. Collectively, these credit lines amounted to $2.4 billion at December 31, 2012 and $2.3 billion at December 31, 2011. Borrowings on these lines amounted to $274 million at December 31, 2012 and $182 million at December 31, 2011.

Long-Term Debt:

At December 31, 2012 and 2011, our long-term debt consisted of (interest rates were as of December 31, 2012):

	2012	2011
	(in millions)

U.S. Dollar notes, 2.63% to 7.00% (average effective rate 5.71%), due through 2040	$16,887	$21,766
Euro notes, 6.25% (effective rate 6.33%), due through 2015	1,119	3,690
Pound sterling notes, 5.38% to 7.25% (average effective rate 4.94%), due through 2018	1,109	1,074
Other foreign currency obligations	32	178
Capital leases and other	4	41

Total	19,151	26,749
Less current portion of long-term debt	(3,577)	(3,654)

Long-term debt	$15,574	$23,095

As of December 31, 2012, aggregate maturities of our debt based on stated contractual maturities for the years ended were

(in millions):

2013	2014	2015	2016	2017	Thereafter	Total
$3,569	$990	$1,123	$1,764	$1,500	$10,216	$19,162

On October 2, 2012 our $150 million Canadian dollar variable rate loan matured. The loan and accrued interest to date were repaid with cash from operations.

On October 1, 2012, approximately $10 billion of debt on our balance sheet at September 30, 2012 was transferred to or retained by Kraft Foods Group. As described below, the debt primarily included: $6.0 billion of senior unsecured notes issued on June 4, 2012; $3.6 billion of debt exchanged on July 18, 2012; and $400 million migrated on October 1, 2012. See Note 2, Divestitures and Acquisitions, for additional information regarding the Spin-Off and liabilities transferred in the divestiture of Kraft Foods Group.

On October 1, 2012, in connection with the Spin-Off and related debt capitalization plan, a $400 million 7.55% senior unsecured note was retained by Kraft Foods Group. No cash was generated from the transaction.

On July 18, 2012, we completed a debt exchange in which $3.6 billion of our debt held by third-party note holders was exchanged for notes issued by Kraft Foods Group in order to migrate debt to Kraft Foods Group in connection with our Spin-Off capitalization plan. No cash was generated from the exchange and we incurred one-time financing costs of $18 million which we recorded in interest expense. As a result of the exchange, we retired the following debt:

•	$596 million of our 6.125% Notes due in February 2018
•	$439 million of our 6.125% Notes due in August 2018
•	$900 million of our 5.375% Notes due in February 2020
•	$233 million of our 6.875% Notes due in January 2039
•	$290 million of our 6.875% Notes due in February 2038
•	$185 million of our 7.000% Notes due in August 2037
•	$170 million of our 6.500% Notes due in November 2031 and
•	$787 million of our 6.500% Notes due in 2040.

On June 4, 2012, Kraft Foods Group issued $6.0 billion of senior unsecured notes and distributed $5.9 billion of net proceeds to us in connection with the Spin-Off capitalization plan. We used the proceeds to pay $3.6 billion of outstanding commercial paper borrowings and expect to use the remaining cash proceeds to pay down additional debt over time or for general corporate purposes. This debt and approximately $260 million of related deferred financing costs were retained by Kraft Foods Group in the Spin-Off.

On June 1, 2012, $900 million of our 6.25% notes matured. The notes and accrued interest to date were repaid using primarily commercial paper borrowings which were subsequently repaid from $5.9 billion net proceeds received from the Kraft Foods Group $6.0 billion notes issuance on June 4, 2012.

On March 20, 2012, €2.0 billion of our 5.75% bonds matured. The bonds and accrued interest to date were repaid using proceeds from the issuance of commercial paper which was subsequently repaid in June 2012 as discussed above.

On January 10, 2012, we issued $800 million of floating rate notes which bear interest at a rate equal to the three-month London Inter-Bank Offered Rate (“LIBOR”) plus 0.875%. We received net proceeds of $798.8 million from the issuance. The notes were set to mature on July 10, 2013 or subject to a mandatory redemption tied to the public announcement of the Record Date for the Spin-Off. After announcing the Record Date, on September 24, 2012, the notes were redeemed at a redemption price equal to 100% of the aggregate principal amount of the notes, or $800 million, plus accrued interest of $2 million with cash on hand.

On November 1, 2011, $1.1 billion of our 5.625% notes matured. The notes and accrued interest to date were repaid with cash from operations.

Fair Value:

The fair value of our short-term borrowings at December 31, 2012 and December 31, 2011 reflects current market interest rates and approximates the amounts we have recorded on our consolidated balance sheet. The fair value of our long-term debt was determined using quoted prices in active markets for the publicly traded debt obligations (Level 1 valuation data). At December 31, 2012, the aggregate fair value of our total debt was $22,946 million and its carrying value was $19,425 million. At December 31, 2011, the aggregate fair value of our total debt was $31,113 million and its carrying value was $26,931 million.

Interest and Other Expense, Net:

Interest and other expense, net within our results of continuing operations consisted of:

	For the Years Ended December 31,
	2012	2011	2010
	(in millions)

Interest expense, debt	$1,177	$1,383	$1,540
Spin-Off-related financing fees	609	–	–
Acquisition-related financing fees	–	–	251
Other expense / (income), net	77	235	(21)

Total interest and other expense, net	$1,863	$1,618	$1,770

Except for one-time Spin-Off related financing fees, interest expense associated with debt incurred by or migrated to Kraft Foods Group in connection with the Spin-Off is reflected within earnings from discontinued operations, net of income taxes. In 2012, Spin-Off related financing fees include a loss of $556 million related to several interest rate swap settlements. In 2011, other expense includes a loss of $157 million related to several interest rate swaps that settled in 2011. In 2010, acquisition-related financing fees include hedging and foreign currency impacts associated with the Cadbury acquisition and other fees associated with the Cadbury Bridge Facility.

Note 9. Financial Instruments

Fair Value of Derivative Instruments:

Derivative instruments were recorded at fair value in the consolidated balance sheets as of December 31, 2012 and 2011 as follows:

	2012		2011
	Asset	Liability	Asset	Liability
	Derivatives	Derivatives	Derivatives	Derivatives
	(in millions)		(in millions)

Derivatives designated as hedging instruments:
Foreign exchange contracts	$6	$10	$76	$5
Commodity contracts	3	34	14	27
Interest rate contracts	16	–	2	519

	$25	$44	$92	$551

Derivatives not designated as hedging instruments:
Foreign exchange contracts	$16	$33	$13	$5
Commodity contracts	106	103	392	372
Interest rate contracts	93	61	86	51

	$215	$197	$491	$428

Total fair value	$240	$241	$583	$979

During 2012 and 2011, derivatives designated as hedging instruments include cash flow and fair value hedges and derivatives not designated include economic hedges. Non-U.S. debt designated as a hedge of our net investments in foreign operations is not reflected in the table above, but is included in long-term debt summarized in Note 8, Debt and Borrowing Arrangements. The fair value of our asset derivatives are recorded within other current assets and the fair value of our liability derivatives are recorded within other current liabilities. The decrease in derivatives recorded as assets or liabilities as of December 31, 2012 was primarily related to the divestiture of Kraft Foods Group and Spin-Off financing plans.

The fair value (asset / (liability)) of our derivative instruments at December 31, 2012 were determined using:

	Total Fair Value of Net Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)

Foreign exchange contracts	$(21)	$–	$(21)	$–
Commodity contracts	(28)	(53)	25	–
Interest rate contracts	48	–	48	–

Total derivatives	$(1)	$(53)	$52	$–

The fair value (asset / (liability)) of our derivative instruments at December 31, 2011 were determined using:

	Total Fair Value of Net Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)

Foreign exchange contracts	$79	$–	$79	$–
Commodity contracts	7	(41)	48	–
Interest rate contracts	(482)	–	(482)	–

Total derivatives	$(396)	$(41)	$(355)	$–

Level 2 financial assets and liabilities consist of commodity forwards and options, foreign exchange forwards and options, currency swaps and interest rate swaps. Commodity derivatives are valued using an income approach based on the observable market commodity index prices less the contract rate multiplied by the notional amount or based on pricing models which rely on market observable inputs such as commodity prices. Foreign currency contracts are valued using an income approach based on observable market forward rates less the contract rate multiplied by the notional amount. Our calculation of the fair value of interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the observable market interest rate curve. Our calculation of the fair value of financial instruments takes into consideration the risk of nonperformance, including counterparty credit risk.

Derivative Volume:

The net notional values of our derivative instruments as of December 31, 2012 and 2011 were:

	2012	2011
	(in millions)

Foreign exchange contracts:
Intercompany loans and forecasted interest payments	$3,743	$1,982
Forecasted transactions	1,663	1,181
Commodity contracts	620	1,287
Interest rate contracts	2,259	4,872
Net investment hedge – euro notes	1,121	3,694
Net investment hedge – pound sterling notes	1,057	1,010

Cash Flow Hedges:

Cash flow hedge activity, net of taxes, within accumulated other comprehensive earnings / (losses) included:

	2012	2011	2010
	(in millions)

Accumulated gain / (loss) at January 1	$(297)	$79	$101
Transfer of realized (gains) / losses in fair value to earnings	312	118	(25)
Unrealized gain / (loss) in fair value	(75)	(444)	(32)
Discontinued operations	(134)	(50)	35
Impact of Spin-Off	156	–	–

Accumulated gain / (loss) at December 31	$(38)	$(297)	$79

After-tax gains / (losses) reclassified from accumulated other comprehensive earnings / (losses) into net earnings from continuing operations were:

	2012	2011	2010
	(in millions)

Foreign exchange contracts – intercompany loans	$–	$2	$10
Foreign exchange contracts – forecasted transactions	58	(38)	5
Commodity contracts	(10)	19	11
Interest rate contracts	(360)	(101)	(1)

Total	$(312)	$(118)	$25

After-tax gains / (losses) recognized in other comprehensive earnings / (losses) from continuing operations were:

	2012	2011	2010
	(in millions)

Foreign exchange contracts – intercompany loans	$–	$1	$2
Foreign exchange contracts – forecasted transactions	(16)	12	19
Commodity contracts	(24)	(22)	37
Interest rate contracts	(35)	(435)	(90)

Total	$(75)	$(444)	$(32)

Pre-tax gains / (losses) on ineffectiveness recognized in net earnings from continuing operations were:

	2012	2011	2010
	(in millions)

Commodity contracts	$(3)	$(4)	$–
Interest rate contracts	(23)	(2)	–

Total	$(26)	$(6)	$–

Pre-tax gains / (losses) on amounts excluded from effectiveness testing recognized in net earnings from continuing operations were:

	2012	2011	2010
	(in millions)

Commodity contracts	$–	$(17)	$–
Interest rate contracts	(556)	(156)	–

Total	$(556)	$(173)	$–

In 2012, we recognized a loss of $556 million in interest and other expenses, net related to certain forward-starting interest rate swaps for which the planned timing of the related forecasted debt was changed in connection with our Spin-Off plans and related debt capitalization plans. In 2011, we recognized a loss of $157 million related to several interest rate swaps that settled in November 2011. We recognized the loss in earnings as the timing of the related forecasted debt changed.

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

We expect to transfer unrealized losses of $28 million (net of taxes) for commodity cash flow hedges, unrealized losses of $9 million (net of taxes) for foreign currency cash flow hedges and unrealized losses of $1 million (net of taxes) for interest rate cash flow hedges to earnings during the next 12 months.

As of December 31, 2012, we hedged transactions forecasted to impact cash flows over the following periods:

•	commodity transactions for periods not exceeding the next 12 months;
•	interest rate transactions for periods not exceeding the next 34 years and 2 months; and
•	foreign currency transactions for periods not exceeding the next 11 months.

Fair Value Hedges:

Pre-tax gains / (losses) from continuing operations due to changes in fair value of our interest rate swaps and related hedged long-term debt were recorded in interest and other expense, net:

	2012	2011	2010
	(in millions)

Derivatives	$(2)	$(6)	$1
Borrowings	2	6	(1)

Economic Hedges:

Pre-tax gains / (losses) recorded in net earnings from continuing operations for economic hedges which are not designated as hedging instruments were:

	2012	2011	2010	Location of Gain / (Loss) Recognized in Earnings
		(in millions)

Foreign exchange contracts:
Intercompany loans and forecasted interest payments	$24	$34	$28	Interest expense
Forecasted transactions	7	4	(11)	Cost of sales
Forecasted transactions	(17)	3	(17)	Interest expense
Cadbury acquisition related (1)	–	–	(395)	Interest expense
Interest rate contracts	3	(3)	4	Interest expense
Commodity contracts	100	135	90	Cost of sales

Total	$117	$173	$(301)

(1)	The 2010 Cadbury acquisition related hedging losses were economically offset by $240 million of foreign exchange net gains on cash denominated in pound sterling, the Cadbury Bridge Facility and payable balances associated with the acquisition.

Hedges of Net Investments in Foreign Operations:

After-tax gains / (losses) from continuing operations related to hedges of net investments in foreign operations in the form of euro and pound sterling-denominated debt were:

	2012	2011	2010	Location of Gain /(Loss) Recognized in AOCI
	(in millions)

Euro notes	$(41)	$77	$170	Currency Translation
Pound sterling notes	(29)	3	7	Adjustment

Note 10. Benefit Plans

Prior to the Spin-Off, certain active and retired employees of Kraft Foods Group and certain of our retired employees participated in our North American benefit plans. Following the Spin-Off, their benefits will be provided directly by Kraft Foods Group. The related plan obligations and plan assets (to the extent that the benefit plans were previously funded) were transferred to Kraft Foods Group on October 1, 2012, and we established new plans. The transfer of these benefits to Kraft Foods Group reduced our benefit plan liabilities by $12,218 million, pension assets by $6,550 million, deferred tax assets of $2,146 million, and accumulated other comprehensive losses by $3,810 million.

Pension Plans

On October 1, 2012, in connection with the Spin-Off, we reduced our benefit obligation by $8,594 million, fair value of pension assets by $6,550 million, long-term deferred tax assets by $727 million, and accumulated other comprehensive losses by $2,917 million.

Obligations and Funded Status:

The projected benefit obligations, plan assets and funded status of our pension plans at December 31, 2012 and 2011 were:

	U.S. Plans		Non-U.S. Plans
	2012	2011	2012	2011
	(in millions)

Benefit obligation at January 1	$7,472	$6,703	$9,581	$8,895
Service cost	142	146	172	170
Interest cost	275	364	425	458
Benefits paid	(241)	(304)	(459)	(470)
Settlements paid	(211)	(187)	–	–
Curtailment gain	–	(3)	–	(1)
Actuarial losses	1,157	744	1,060	588
Spin-Off impact	(7,207)	–	(1,387)	–
Currency	–	–	350	(95)
Other	2	9	44	36

Benefit obligation at December 31	1,389	7,472	9,786	9,581

Fair value of plan assets at January 1	5,829	5,800	7,600	7,453
Actual return on plan assets	663	(18)	684	284
Contributions	349	538	353	387
Benefits paid	(241)	(304)	(459)	(470)
Settlements paid	(211)	(187)	–	–
Spin-Off impact	(5,486)	–	(1,064)	–
Currency	–	–	267	(54)
Other	–	–	–	–

Fair value of plan assets at December 31	903	5,829	7,381	7,600

Net pension liability recognized at December 31	$(486)	$(1,643)	$(2,405)	$(1,981)

The accumulated benefit obligation, which represents benefits earned to the measurement date, was $1,218 million at December 31, 2012 and $6,971 million at December 31, 2011 for the U.S. pension plans. The accumulated benefit obligation for the non-U.S. pension plans was $9,453 million at December 31, 2012 and $9,207 million at December 31, 2011.

The combined U.S. and non-U.S. pension plans resulted in a net pension liability of $2,891 million at December 31, 2012 and $3,624 million at December 31, 2011. We recognized these amounts in our consolidated balance sheets at December 31, 2012 and 2011 as follows:

	2012	2011
	(in millions)

Prepaid pension assets	$18	$31
Other accrued liabilities	(24)	(58)
Accrued pension costs	(2,885)	(3,597)

	$(2,891)	$(3,624)

Certain of our U.S. and non-U.S. plans are underfunded and have accumulated benefit obligations in excess of plan assets. For these plans, the projected benefit obligations, accumulated benefit obligations and the fair value of plan assets at December 31, 2012 and 2011 were:

	U.S. Plans		Non-U.S. Plans
	2012	2011	2012	2011
	(in millions)

Projected benefit obligation	$1,389	$7,472	$9,539	$9,314
Accumulated benefit obligation	1,218	6,971	9,230	8,962
Fair value of plan assets	903	5,829	7,119	7,313

We used the following weighted-average assumptions to determine our benefit obligations under the pension plans at December 31:

	U.S. Plans		Non-U.S. Plans
	2012	2011	2012	2011

Discount rate	4.20%	4.85%	3.81%	4.62%
Expected rate of return on plan assets	7.75%	8.00%	6.08%	6.47%
Rate of compensation increase	4.00%	4.00%	3.47%	3.58%

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

Components of Net Pension Cost:

Net pension cost consisted of the following for the years ended December 31, 2012, 2011, and 2010:

	U.S. Plans			Non-U.S. Plans
	2012	2011	2010	2012	2011	2010
	(in millions)

Service cost	$142	$146	$145	$172	$170	$162
Interest cost	275	364	368	425	458	419
Expected return on plan assets	(358)	(496)	(490)	(494)	(536)	(467)
Amortization:
Net loss from experience differences	253	225	170	121	101	77
Prior service cost	6	7	6	3	2	7
Other expenses	113	105	123	22	14	11
Net pension costs related to discontinued operations	(263)	(233)	(230)	(29)	(29)	(21)

Net pension cost included in continuing operations	$168	$118	$92	$220	$180	$188

The following costs are included within other expenses above. Employees who elected lump-sum payments in connection with our 2012-2014 Restructuring Program and cost saving initiatives and retired employees who elected lump-sum payments resulted in settlement losses for our U.S. plans of $113 million in 2012, $105 million in 2011 and $118 million in 2010. Non-U.S. plant closures and early retirement benefits resulted in curtailment and settlement losses of $9 million in 2012, $8 million in 2011 and $11 million in 2010. In addition, in 2012 we incurred $13 million in special termination benefit costs in the non-U.S. plans and in 2011 we incurred $6 million in special termination benefit costs in the non-U.S. plans related to the Cadbury integration.

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

As of December 31, 2012, for the combined U.S. and non-U.S. pension plans, we expected to amortize from accumulated other comprehensive earnings / (losses) into net periodic pension cost during 2013:

•	an estimated $191 million of net loss from experience differences; and
•	an estimated $4 million of prior service cost.

We used the following weighted-average assumptions to determine our net pension cost for the years ended December 31:

	U.S. Plans			Non-U.S. Plans
	2012	2011	2010	2012	2011	2010
Discount rate	4.56%	5.53%	5.85%	4.62%	5.11%	5.21%
Expected rate of return on plan assets	8.00%	7.95%	7.99%	6.47%	6.77%	6.68%
Rate of compensation increase	4.00%	4.00%	3.98%	3.58%	3.68%	3.59%

Plan Assets:

The fair value of pension plan assets at December 31, 2012 was determined using the following fair value measurements:

Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)

Cash	$210	$210	$–	$–
U.S. equity securities	186	185	1	–
Non-U.S. equity securities	932	932	–	–
Pooled funds-equity securities	1,673	590	1,083	–

Total cash and equity securities	3,001	1,917	1,084	–

Government bonds	1,440	209	1,231	–
Pooled funds-fixed-income securities	963	285	668	10
Corporate bonds and other fixed-income securities	1,969	210	965	794

Total fixed-income securities	4,372	704	2,864	804

Real estate	342	97	6	239
Other	490	–	17	473

Total	$8,205	$2,718	$3,971	$1,516

The fair value of pension plan assets at December 31, 2011 was determined using the following fair value measurements:

Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)

Cash	$119	$119	$–	$–
U.S. equity securities	272	266	6	–
Non-U.S. equity securities	1,666	1,664	2	–
Pooled funds-equity securities	4,755	485	4,270	–

Total cash and equity securities	6,812	2,534	4,278	–

Government bonds	1,170	571	599	–
Pooled funds-fixed-income securities	1,515	230	1,278	7
Corporate bonds and other fixed-income securities	3,019	100	2,161	758

Total fixed-income securities	5,704	901	4,038	765

Real estate	351	91	5	255
Other	410	–	19	391

Total	$13,277	$3,526	$8,340	$1,411

We excluded plan assets of $79 million at December 31, 2012 and $152 million at December 31, 2011 from the above tables related to certain insurance contracts as they are reported at contract value, in accordance with authoritative guidance.

Fair value measurements:

•	Level 1 – includes primarily U.S and non-U.S. equity securities and government bonds valued using quoted prices in active markets.
•

Level 2 – includes primarily pooled funds, including assets in real estate pooled funds, valued using net asset values of participation units held in common collective trusts, as reported by the managers of the trusts and as supported by the unit prices of actual purchase and sale transactions. Level 2 plan assets also include corporate bonds and other fixed-income securities, valued using independent observable market inputs, such as matrix pricing, yield curves and indices.

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

•	Fair value estimates for insurance contracts are calculated based on the future stream of benefit payments discounted using prevailing interest rates based on the valuation date.

Changes in our Level 3 assets, which are recorded in other comprehensive earnings / (losses), for the year ended December 31, 2012 included:

Asset Category	January 1, 2012 Balance	Net Realized and Unrealized Gains/(Losses)	Net Purchases, Issuances and Settlements	Net Transfers Into/(Out of) Level 3	Currency Impact	December 31, 2012 Balance
	(in millions)
Pooled funds- fixed-income securities	$7	$–	$–	$3	$–	$10
Corporate bond and other fixed-income securities	758	61	(52)	(3)	30	794
Real Estate	255	9	149	(181)	7	239
Other	391	76	(10)	(1)	17	473

Total Level 3 investments	$1,411	$146	$87	$(182)	$54	$1,516

The increases in Level 3 pension plan investments during 2012 were due to the net realized gains recorded on the investments, partially offset by net transfers out, primarily related to assets divested with the Spin-Off of Kraft Foods Group.

Changes in our Level 3 plan assets, which are recorded in other comprehensive earnings / (losses), for the year ended December 31, 2011 included:

Asset Category	January 1, 2011 Balance	Net Realized and Unrealized Gains/(Losses)	Net Purchases, Issuances and Settlements	Net Transfers Into/(Out of) Level 3	Currency Impact	December 31, 2011 Balance
	(in millions)
Pooled funds- fixed-income securities	$–	$–	$–	$8	$(1)	$7
Corporate bond and other fixed-income securities	751	105	(95)	1	(4)	758
Real Estate	250	(15)	19	–	1	255
Other	376	10	7	–	(2)	391

Total Level 3 investments	$1,377	$100	$(69)	$9	$(6)	$1,411

The increases in Level 3 pension plan investments during 2011 were primarily due to net realized and unrealized gains, partially offset by net purchases, issuances and settlements.

The percentage of fair value of pension plan assets at December 31, 2012 and 2011 was:

	U.S. Plans		Non-U.S. Plans
Asset Category	2012	2011	2012	2011

Equity securities	57%	66%	31%	38%
Fixed-income securities	40%	33%	49%	51%
Real estate	3%	1%	4%	4%
Other	–	–	16%	7%

Total	100%	100%	100%	100%

Our investment strategy is based on our expectation that equity securities will outperform fixed-income securities over the long term. We attempt to maintain our target asset allocation by rebalancing between asset classes as we make contributions and monthly benefit payments. Due to the nature and timing of our expected pension liabilities, approximately 60% of our U.S. plan assets are in equity securities and approximately 40% are in fixed-income securities. The strategy uses indexed U.S. equity securities, actively managed and indexed international equity securities and actively managed U.S. investment grade fixed-income securities (which constitute 95% or more of fixed-income securities) with lesser allocations to high yield fixed-income securities.

For the plans outside the U.S., the investment strategy is subject to local regulations and the asset / liability profiles of the plans in each individual country. These specific circumstances result in a level of equity exposure that is typically less than the U.S. plans. In aggregate, the asset allocation targets of our non-U.S. plans are broadly characterized as a mix of approximately 40% equity securities, approximately 50% fixed-income securities and approximately 10% real estate / other. The other asset balance of our non-U.S. plans at December 31, 2012 primarily related to $262 million in hedge funds and $211 million in private equity investments.

Employer Contributions:

In 2012, we contributed $349 million to our U.S. pension plans (including $202 million related to Kraft Foods Group U.S. pension plans) and $329 million to our non-U.S. pension plans (including $42 million related to Kraft Foods Group non-U.S. pension plans). In addition, employees contributed $24 million to our non-U.S. plans. Of our 2012 pension contributions, $315 million was voluntary (including $185 million related to Kraft Foods Group pension plans). We make contributions to our U.S. and non-U.S. pension plans, primarily, to the extent that they are tax deductible and do not generate an excise tax liability.

In 2013, we estimate that our pension contributions will be $8 million to our U.S. plans and $309 million to our non-U.S. plans based on current tax laws. We are currently only required to make a nominal cash contribution to our U.S. qualified pension plans under the Pension Protection Act of 2006. Of the total 2013 pension contributions, none is expected to be voluntary. Our actual contributions may be different due to many factors, including changes in tax and other benefit laws; significant differences between expected and actual pension asset performance or interest rates; or other factors.

Future Benefit Payments:

The estimated future benefit payments from our pension plans at December 31, 2012 were (in millions):

	2013	2014	2015	2016	2017	2018-2022
U.S. Plans	$62	$66	$68	$80	$92	$578
Non-U.S. Plans	396	402	412	419	434	2,313

Multiemployer Pension Plans:

We made contributions to multiemployer pension plans of $30 million in 2012, $32 million in 2011 and $30 million in 2010. These plans provide pension benefits to retirees under certain collective bargaining agreements. The following is the only individually significant multiemployer plan we participate in as of December 31, 2012:

Pension Fund	EIN / Pension Plan Number	Pension Protection Act Zone Status	FIP / RP Status Pending / Implemented	Surcharge Imposed	Expiration Date of Collective- Bargaining Agreement

Bakery and Confectionery Union and Industry International Pension Fund	526118572	Red	Implemented	Yes	2/29/2016

Our contributions exceeded 5% of total contributions to the Bakery and Confectionery Union and Industry International Pension Fund (“Fund”) for fiscal years 2012, 2011 and 2010. Our contributions to the Fund were $25 million in 2012, $24 million in 2011 and $24 million in 2010. We expect contributions to the Fund to be approximately $27 million for each of the next five years. On January 11, 2012, Hostess Brands, a significant contributor to the Fund, announced that it had filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code and on November 21, 2012, Hostess received court approval to dissolve the company. The full effect of Hostess’ bankruptcy reorganization on the Fund is not known. Once the bankruptcy proceedings are concluded, our costs or withdrawal liability to the Fund might increase. The Fund’s actuarial valuation has been completed and the zone status changed to “Red” for 2012. As a result of this certification, we are being charged a 10% surcharge on our contribution rates. Our expected future contributions include the surcharge. The Fund adopted a rehabilitation plan on November 7, 2012 that requires contribution increases and reduction to benefit provisions.

Our contributions to other multiemployer pension plans that were not individually significant were $5 million in 2012, $8 million in 2011 and $6 million in 2010. These contributions include contributions related to Kraft Foods Group employees who participated in our multiemployer pension plans through October 1, 2012 of $2 million in 2012, $5 million 2011 and $3 million in 2010.

Other Costs:

We sponsor and contribute to employee savings plans. These plans cover eligible salaried, non-union and union employees. Our contributions and costs are determined by the matching of employee contributions, as defined by the plans. Amounts charged to expense in continuing operations for defined contribution plans totaled $74 million in 2012, $62 million in 2011 and $56 million in 2010.

Postretirement Benefit Plans

On October 1, 2012, in connection with the divestiture of Kraft Foods Group, we reduced our benefit obligation by $3,561 million, long-term deferred tax assets by $1,382 million and accumulated other comprehensive losses by $877 million.

Obligations:

Our postretirement health care plans are not funded. The changes in and the amount of the accrued benefit obligation at December 31, 2012 and 2011 were:

	2012	2011
	(in millions)

Accrued benefit obligation at January 1	$3,453	$3,263
Service cost	35	36
Interest cost	121	165
Benefits paid	(142)	(221)
Plan amendments	(51)	(5)
Currency	8	(3)
Assumption changes	519	254
Actuarial (gains) / losses	47	(36)
Impact of Spin-Off	(3,561)	–
Other	29	–

Accrued benefit obligation at December 31	$458	$3,453

The current portion of our accrued postretirement benefit obligation of $8 million at December 31, 2012 and $215 million at December 31, 2011 was included in other accrued liabilities.

We used the following weighted-average assumptions to determine our postretirement benefit obligations at December 31:

	U.S. Plans		Non-U.S. Plans
	2012	2011	2012	2011
Discount rate	4.20%	4.70%	4.08%	4.29%
Health care cost trend rate assumed for next year	7.50%	7.00%	7.68%	7.42%
Ultimate trend rate	5.00%	5.00%	5.58%	5.53%
Year that the rate reaches the ultimate trend rate	2018	2016	2018	2016

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

Assumed health care cost trend rates have a significant impact on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects as of December 31, 2012:

	One-Percentage-Point
	Increase	Decrease

Effect on total of service and interest cost	13.8%	(11.2%	)
Effect on postretirement benefit obligation	16.8%	(13.4%	)

Components of Net Postretirement Health Care Costs:

Net postretirement health care costs consisted of the following for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
	(in millions)

Service cost	$35	$36	$39
Interest cost	121	165	172
Amortization:
Net loss from experience differences	65	60	55
Prior service credit	(31)	(32)	(32)
Other (1)	29	–	–
Net postretirement health care costs related to discontinued operations	(135)	(163)	(168)

Net postretirement health care costs included within continuing operations	$84	$66	$66

(1)	In 2012, we recorded a $23 million unfunded U.S. postretirement plan obligation related to long-term disability benefits.

As of December 31, 2012, we expected to amortize from accumulated other comprehensive earnings / (losses) into pre-tax net postretirement health care costs during 2013:

•	an estimated $12 million of net loss from experience differences; and
•	an estimated $11 million of prior service credit.

We used the following weighted-average assumptions to determine our net postretirement cost for the years ended December 31:

	U.S. Plans			Non-U.S. Plans
	2012	2011	2010	2012	2011	2010

Discount rate	4.47%	5.30%	5.70%	4.14%	5.02%	5.28%
Health care cost trend rate	7.00%	7.50%	7.00%	7.42%	8.83%	8.79%

Future Benefit Payments:

Our estimated future benefit payments for our postretirement health care plans at December 31, 2012 were:

	2013	2014	2015	2016	2017	2018-2022
U.S. Plans	$3	$5	$6	$8	$9	$73
Non-U.S. Plans	5	5	5	6	6	33

Other Costs:

We made contributions to multiemployer medical plans totaling $31 million in 2012, $36 million in 2011 and $35 million in 2010. The contributions include contributions related to Kraft Foods Group employees who participated in our multiemployer medical plans through October 1, 2012 of $13 million in 2012, $20 million in 2011 and $18 million in 2010. These plans provide medical benefits to active employees and retirees under certain collective bargaining agreements.

Postemployment Benefit Plans

On October 1, 2012, in connection with the divestiture of Kraft Foods Group, we reduced our benefit obligation by $63 million, long-term deferred tax assets by $37 million and accumulated other comprehensive losses by $16 million.

Obligations:

Our postemployment plans are primarily not funded. The changes in and the amount of the accrued benefit obligation at December 31, 2012 and 2011 were:

	2012	2011
	(in millions)

Accrued benefit obligation at January 1	$166	$140
Service cost	12	11
Interest cost	8	9
Benefits paid	(44)	(40)
Assumption changes	7	4
Actuarial losses / (gains)	14	13
Impact of Spin-Off	(63)	–
Other	–	29

Accrued benefit obligation at December 31	$100	$166

In 2011, we recorded a Canadian postemployment plan, which was partially funded, with a net liability balance of approximately $29 million.

The accrued benefit obligation was determined using a weighted-average discount rate of 4.0% in 2012 and 5.2% in 2011, an assumed ultimate annual turnover rate of 0.5% in 2012 and 2011, assumed compensation cost increases of 4.0% in 2012 and 2011, and assumed benefits as defined in the respective plans.

Postemployment costs arising from actions that offer employees benefits in excess of those specified in the respective plans are charged to expense when incurred.

Components of Net Postemployment Costs:

Net postemployment costs consisted of the following for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
	(in millions)

Service cost	$12	$11	$9
Interest cost	8	9	10
Amortization of net (gains) / losses	(3)	(2)	(2)
Other	3	33	—
Net postemployment costs related to discontinued operations	(5)	(2)	(4)

Net postemployment costs included in continuing operations	$15	$49	$13

Other postemployment costs in 2011 primarily relate to the establishment of the partially funded Canadian postemployment plan.

As of December 31, 2012, the estimated net gain for the postemployment benefit plans that we expected to amortize from accumulated other comprehensive earnings / (losses) into net postemployment costs during 2013 was insignificant.

Note 11. Stock Plans

We align our annual and long-term incentive compensation programs with shareholder returns. Under our Amended and Restated 2005 Performance Incentive Plan (the “2005 Plan”), we may grant to eligible employees awards of stock options, stock appreciation rights, restricted stock, restricted and deferred stock units, and other awards based on our Common Stock, as well as performance-based annual and long-term incentive awards. We are authorized to issue a maximum of 168.0 million shares of our Common Stock under the 2005 Plan. In addition, under our Amended and Restated 2006 Stock Compensation Plan for Non-Employee Directors (the “2006 Directors Plan”), we may grant up to 1.0 million shares of our Common Stock to members of the Board of Directors who are not our full-time employees. At December 31, 2012, there were 41.3 million shares available to be granted under the 2005 Plan and 0.7 million shares available to be granted under the 2006 Directors Plan.

In connection with the Spin-Off and divestiture of Kraft Foods Group, under the provisions of our existing plans, employee stock option and restricted and deferred stock awards were adjusted to preserve the fair value of the awards immediately before and after the Spin-Off. As such, we did not record any incremental compensation expense related to the conversion of the awards. The restricted and deferred stock continues to vest over the original vesting period, which is generally three years from the grant date.

The stock awards held as of October 1, 2012 were modified as follows:

•

Stock options: Holders of Kraft Foods Inc. stock option awards received stock options to purchase the same number of shares of our Common Stock at an adjusted exercise price and one new Kraft Foods Group stock option for every three of our stock options held to preserve the fair value of the overall awards granted.

•

Restricted and deferred stock: Holders of Kraft Foods Inc. restricted and deferred stock awards received one share of Kraft Foods Group restricted or deferred shares for every three of our restricted or deferred shares they held as of the Record Date.

•

Long-term incentive plan: Kraft Foods Inc. awards held by Kraft Foods Group employees were converted to Kraft Foods Group awards. Awards held by our employees were retained with the underlying performance conditions consistent with our original performance targets and only adjusted to reflect our standalone business.

The net cash settlement for the awards Kraft Foods Group and our employees received was determined as follows:

•

Stock options: To the extent that our employees received Kraft Foods Group stock options, we plan to reimburse Kraft Foods Group in cash for the fair value of the stock options received. To the extent that Kraft Foods Group employees held our stock options, Kraft Foods Group plans to reimburse us in cash for the fair value of the stock options.

•

Restricted and deferred stock: To the extent that our employees received Kraft Foods Group restricted and deferred stock, we plan to reimburse Kraft Foods Group for the fair value of the shares received less the value of projected forfeitures. To the extent that Kraft Foods Group employees held restricted and deferred stock, Kraft Foods Group plans to reimburse us in cash for the fair value of the restricted and deferred stock less the value of projected forfeitures.

The cash settlements resulted in our recording a receivable of $55 million due from Kraft Foods Group as of December 31, 2012. Payment is subject to the completion of final reviews and other administrative procedures.

Stock Options:

Stock options are granted at an exercise price equal to the market value of the underlying stock on the grant date, generally become exercisable in three annual installments beginning on the first anniversary of the grant date and have a maximum term of ten years.

We account for our employee stock options under the fair value method of accounting using a modified Black-Scholes methodology to measure stock option expense at the date of grant. The fair value of the stock options at the date of grant is amortized to expense over the vesting period. We recorded compensation expense related to stock options held by our employees of $39 million in 2012, $35 million in 2011 and $33 million in 2010 in our results from continuing operations. The deferred tax benefit recorded related to this compensation expense was $11 million in 2012, $10 million in 2011 and $10 million in 2010. The unamortized compensation expense related to our employee stock options was $43 million at December 31, 2012 and is expected to be recognized over a weighted-average period of 2 years.

Our weighted-average Black-Scholes fair value assumptions were:

	Risk-Free Interest Rate	Expected Life	Expected Volatility	Expected Dividend Yield	Fair Value at Grant Date

2012	1.16%	6 years	20.13%	3.08%	$4.78
2011	2.34%	6 years	18.92%	3.72%	$3.84
2010	2.82%	6 years	19.86%	4.14%	$3.69

The risk-free interest rate represents the constant maturity U.S. government treasuries rate with a remaining term equal to the expected life of the options. The expected life is the period over which our employees are expected to hold their options. Volatility reflects historical movements in our stock price for a period commensurate with the expected life of the options. The 2012 Dividend yield reflects the dividend yield in place at the time of the historical grants and will reflect a lower dividend yield for Mondelēz International for grants made following the Spin-Off of Kraft Foods Group.

Stock option activity for the year ended December 31, 2012 is reflected below. As a result of the Spin-Off, there was no impact on the number of common shares underlying our stock options. For stock options granted prior to the Spin-Off, the weighted-average exercise prices in the table below reflect the historical exercise prices. An adjustment was made as of October 1, 2012 to convert the exercise prices on the exercisable stock options outstanding due to the Spin-Off.

	Shares Subject to Option	Weighted- Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance at January 1, 2012	49,598,867	$28.87
Options granted	13,512,839	37.97
Options exercised	(8,168,062)	26.39
Options cancelled	(2,440,601)	30.20
Adjustment due to the Spin-Off (1)	249,996	19.59

Balance at December 31, 2012	52,753,039	20.45	7 years	$264 million

Exercisable at December 31, 2012	25,239,082	18.32	6 years	$180 million

(1)	Due to restrictions stemming from local laws, taxes or other regulatory matters, certain employees who previously held stock options may no longer hold stock options from Kraft Foods Group. As such, their stock option awards were converted into an equivalent amount of additional Mondelēz International stock options in order to preserve the fair value of the overall stock option awards granted.

In February 2012, as part of our annual equity program, we granted 12.8 million stock options to eligible employees at an exercise price of $38.00 on the grant date. During 2012, we issued 0.7 million of additional stock options with a weighted-average exercise price of $37.60 per share. In the aggregate, we granted 13.5 million stock options during 2012 at a weighted-average exercise price of $37.97.

In February 2011, as part of our annual equity program, we granted 15.8 million stock options to eligible employees at an exercise price of $31.83 on the grant date. During 2011, we issued 0.5 million of additional stock options with a weighted-average exercise price of $31.22 per share. In the aggregate, we granted 16.3 million stock options during 2011 at a weighted-average exercise price of $31.81.

In February 2010, as part of our annual equity program, we granted 15.0 million stock options to eligible employees at an exercise price of $29.15 on the grant date. During 2010, we issued 3.1 million additional stock options with a weighted-average exercise price of $29.73 per share. In the aggregate, we granted 18.1 million stock options during 2010 at a weighted-average exercise price of $29.24, including options issued to Cadbury employees under our annual equity program.

The total intrinsic value of options exercised was $93 million in 2012, $98 million in 2011 and $92 million in 2010. Cash received from options exercised was $205 million in 2012, $486 million in 2011 and $134 million in 2010. The actual tax benefit realized for the tax deductions from the option exercises totaled $21 million in 2012, $40 million in 2011 and $60 million in 2010.

Restricted and Deferred Stock:

We may grant shares of restricted or deferred stock to eligible employees, giving them, in most instances, all of the rights of shareholders, except that they may not sell, assign, pledge or otherwise encumber the shares. Shares of restricted and deferred stock are subject to forfeiture if certain employment conditions are not met. Restricted and deferred shares generally vest on the third anniversary of the grant date.

Shares granted in connection with our long-term incentive plan vest based on varying performance, market and service conditions. The unvested shares have no voting rights and do not pay dividends.

The fair value of the restricted and deferred shares at the date of grant is amortized to earnings over the restriction period. We recorded compensation expense related to restricted and deferred stock of $90 million in 2012, $95 million in 2011 and $93 million in 2010 in our results from continuing operations. The deferred tax benefit recorded related to this compensation expense was $27 million in 2012, $28 million in 2011 and $28 million in 2010. The unamortized compensation expense related to our restricted and deferred stock was $115 million at December 31, 2012 and is expected to be recognized over a weighted-average period of 2 years.

Our restricted and deferred stock activity for the year ended December 31, 2012 is reflected below. As a result of the Spin-Off, there was no impact on the number of shares granted. The grant price information for restricted and deferred stock awarded prior to the Record Date reflects historical market prices which were not adjusted to reflect the Spin-Off.

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share

Balance at January 1, 2012	13,617,173	$28.43
Granted	4,962,551	35.25
Vested	(5,007,098)	24.80
Forfeited	(1,275,617)	29.22
Adjustment due to the Spin-Off (1)	518,902	19.72

Balance at December 31, 2012	12,815,911	21.55

(1)	Due to restrictions stemming from local laws, taxes or other regulatory matters, certain employees who previously held restricted or deferred shares may no longer hold the stock awards from Kraft Foods Group. As such, their stock awards were converted into an equivalent amount of additional Mondelēz International stock awards in order to preserve the fair value of the overall stock award that was granted.

In January 2012, we granted 1.3 million shares of stock in connection with our long-term incentive plan, and the market value per share was $37.63 on the date of grant. In February 2012, as part of our annual equity program, we issued 2.2 million shares of restricted and deferred stock to eligible employees, and the market value per restricted or deferred share was $38.00 on the date of grant. During 2012, we issued 1.5 million of additional restricted and deferred shares with a weighted-average market value per share of $29.18, primarily in connection with our 2009 long-term incentive plan performance based awards and a special equity award for our CEO. In aggregate, we issued 5.0 million restricted and deferred shares during 2012, including those issued as part of our long-term incentive plan, with a weighted-average market value per share of $35.25.

In January 2011, we granted 1.5 million shares of stock in connection with our long-term incentive plan, and the market value per share was $31.62 on the date of grant. In February 2011, as part of our annual equity program, we issued 2.6 million shares of restricted and deferred stock to eligible employees, and the market value per restricted or deferred share was $31.83 on the date of grant. During 2011, we issued 1.0 million of additional restricted and deferred shares with a weighted-average market value per share of $33.02. In aggregate, we issued 5.1 million restricted and deferred shares during 2011, including those issued as part of our long-term incentive plan, with a weighted-average market value per share of $31.97.

In January 2010, we granted 1.7 million shares of stock in connection with our long-term incentive plan, and the market value per share was $27.33 on the date of grant. In February 2010, as part of our annual equity program, we issued 2.5 million shares of restricted and deferred stock to eligible employees, and the market value per restricted or deferred share was $29.15 on the date of grant. During 2010, we issued 1.6 million of additional restricted and deferred shares with a weighted-average market value per share of $29.40, including shares issued to Cadbury employees under our annual equity program. In aggregate, we issued 5.8 million restricted and deferred shares during 2010, including those issued as part of our long-term incentive plan, with a weighted-average market value per share of $28.82.

The weighted-average grant date fair value of restricted and deferred stock granted was $175 million, or $35.25 per restricted or deferred share, in 2012; $162 million, or $31.97 per restricted or deferred share, in 2011; $167 million, or $28.82 per restricted or deferred share, in 2010. The vesting date fair value of restricted and deferred stock was $189 million in 2012, $135 million in 2011 and $117 million in 2010.

Note 12. Commitments and Contingencies

Legal Proceedings:

We routinely are involved in legal proceedings, claims, and governmental inspections or investigations (“Legal Matters”) arising in the ordinary course of our business.

Competition authorities in certain Member States of the European Union have ongoing investigations into possible anticompetitive activity in the fast moving consumer goods (“FMCG”) sector, which includes products such as chocolate and coffee. On January 31, 2012, the German Federal Cartel Office (“FCO”) issued a press release stating that it had discontinued proceedings against our wholly owned subsidiary, Kraft Foods Deutschland GmbH (“KFD”), based on a settlement agreed between KFD and the FCO following the FCO’s finding of an exchange of competitively sensitive information. The FCO also imposed fines against a former KFD employee, as well as several other producers of confectionery. Due to KFD’s cooperation with the FCO in the matter, the fine to resolve the matter against KFD was reduced to €21.7 million.

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

As we previously disclosed, on February 1, 2011, we received a subpoena from the SEC in connection with an investigation under the FCPA, primarily related to a facility in India that we acquired in the Cadbury acquisition. The subpoena primarily requests information regarding dealings with Indian governmental agencies and officials to obtain approvals related to the operation of that facility. We are cooperating with the U.S. and Indian governments in their investigations of these matters.

As we previously disclosed, on March 1, 2011, the Starbucks Coffee Company (“Starbucks”) took control of the Starbucks packaged coffee business (“Starbucks CPG business”) in grocery stores and other channels. Starbucks did so without our authorization and in what we contend is a violation and breach of our license and supply agreement with Starbucks related to the Starbucks CPG business. The dispute is in arbitration in Chicago, Illinois. We are seeking appropriate remedies, including payment of the fair market value of the supply and license agreement, plus the premium this agreement specifies, prejudgment interest under New York law and attorney’s fees. Starbucks has counterclaimed for damages. Testimony and post-hearing briefing in the arbitration proceeding are completed. We await the arbitrator’s decision. Kraft Foods Group remains the named party in the proceeding. Under the Separation and Distribution Agreement between Kraft Foods Group and us, Kraft Foods Group will direct any recovery awarded in the arbitration proceeding to us. We will reimburse Kraft Foods Group for any costs and expenses it incurs in connection with the arbitration.

While we cannot predict with certainty the results of these or any other Legal Matters in which we are currently involved, we do not expect that the ultimate costs to resolve any of these Legal Matters, individually or in the aggregate, will have a material effect on our financial results.

Third-Party Guarantees:

We enter into third-party guarantees primarily to cover the long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At December 31, 2012, we had no material third-party guarantees recorded on our consolidated balance sheet.

As of December 31, 2012, we and three of our indirect wholly owned subsidiaries are joint and several guarantors of $1.0 billion of indebtedness issued by an unrelated third party, Cadbury Schweppes US Finance LLC, and maturing on October 1, 2013. Following the Spin-Off, one of the guarantors of this indebtedness became an indirect wholly owned subsidiary of Kraft Foods Group. We have agreed to indemnify Kraft Foods Group pursuant to a separation and distribution agreement, in the event its subsidiary is called upon to satisfy its obligation under the guarantee.

Leases:

Rental expenses recorded in continuing operations were $341 million in 2012, $283 million in 2011 and $330 million in 2010. As of December 31, 2012, minimum rental commitments under non-cancelable operating leases in effect at year-end were (in millions):

2013	2014	2015	2016	2017	Thereafter	Total
$330	$228	$178	$152	$125	$131	$1,144

Note 13. Capital Stock

On October 1, 2012, we spun off Kraft Foods Group which became an independent, publicly traded company. To effect the Spin-Off, our shareholders of record as of September 19, 2012 received one share of Kraft Foods Group for every three shares of Mondelēz International. The Spin-Off had no effect on the number of shares of Mondelēz International common stock in treasury or outstanding. As further described in Note 2, Divestitures and Acquisitions, book value per common share outstanding decreased as we distributed $4.4 billion of net assets related to the divestiture of Kraft Foods Group to our shareholders.

Our amended and restated articles of incorporation authorize 5.0 billion shares of Class A common stock and 500 million shares of preferred stock. There were no preferred shares issued and outstanding at December 31, 2012, 2011 and 2010. Shares of Class A common stock issued, in treasury and outstanding were:

	Shares Issued	Treasury Shares	Shares Outstanding

Balance at January 1, 2010	1,735,000,000	(257,115,097)	1,477,884,903
Shares issued	261,537,778	–	261,537,778
Exercise of stock options and issuance of other stock awards	–	8,643,868	8,643,868

Balance at December 31, 2010	1,996,537,778	(248,471,229)	1,748,066,549

Exercise of stock options and issuance of other stock awards	–	19,830,140	19,830,140

Balance at December 31, 2011	1,996,537,778	(228,641,089)	1,767,896,689

Exercise of stock options and issuance of other stock awards	–	10,099,153	10,099,153

Balance at December 31, 2012	1,996,537,778	(218,541,936)	1,777,995,842

In 2010, we issued 261.5 million shares of our Class A common stock as part of the Cadbury acquisition. The issued stock had a total fair value of $7,457 million based on the average of the high and low market prices on the dates of issuance. See Note 2, Divestitures and Acquisitions, for additional information.

Stock plan awards to employees and non-employee directors are issued from treasury shares. At December 31, 2012, 103.1 million shares of Class A common stock held in treasury were reserved for stock options and other stock awards. We have no specific policy to repurchase our common stock to mitigate the dilutive impact of options; however, we have historically made adequate discretionary purchases, based on cash availability, market trends and other factors, to satisfy stock option exercise activity.

Note 14. Income Taxes

Earnings / (losses) from continuing operations before income taxes and the provision for income taxes consisted of the following for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
	(in millions)

Earnings / (losses) from continuing operations before income taxes:
United States	$(1,822)	$(1,308)	$(1,435)
Outside United States	3,596	3,188	2,161

Total	$1,774	$1,880	$726

Provision for income taxes:
United States federal:
Current	$(421)	$(404)	$(853)
Deferred	(37)	10	410

	(458)	(394)	(443)
State and local:
Current	(16)	(38)	(137)
Deferred	(20)	45	129

	(36)	7	(8)

Total United States	(494)	(387)	(451)

Outside United States:
Current	893	1,008	642
Deferred	(192)	(478)	(137)

Total outside United States	701	530	505

Total provision for income taxes	$207	$143	$54

The changes in our unrecognized tax benefits for the years ended December 31, 2012, 2011 and 2010 were:

	2012	2011	2010
	(in millions)

January 1	$1,538	$1,281	$829
Increases from positions taken during prior periods	110	222	49
Decreases from positions taken during prior periods	(198)	(147)	(146)
Increases from positions taken during the current period	266	253	229
Increases from acquisition adjustments	–	–	357
Decreases relating to settlements with taxing authorities	(250)	(17)	(19)
Reductions resulting from the lapse of the applicable statute of limitations	(20)	(14)	(10)
Impact of Spin-Off	(261)	–	–
Currency / other	(2)	(40)	(8)

December 31	$1,183	$1,538	$1,281

Under the Tax Sharing and Indemnity Agreements between us and Kraft Foods Group, Kraft Foods Group generally assumes liability for all U.S. state income taxes and Canadian federal and provincial income taxes and we generally assume responsibility for all U.S. federal income taxes and substantially all foreign income taxes, excluding Canadian income taxes for all tax periods prior to the Spin-Off. In addition, we transferred to Kraft Foods Group all of its deferred tax assets and liabilities as of the Distribution Date. See Note 2, Divestitures and Acquisitions.

As of January 1, 2012, our unrecognized tax benefits were $1,538 million. If we had recognized all of these benefits, the net impact on our income tax provision would have been $1,317 million. Our unrecognized tax benefits were $1,183 million at December 31, 2012, and if we had recognized all of these benefits, the net impact on our income tax provision would have been $1,105 million. Within the next 12 months, our unrecognized tax benefits could increase by approximately $40 million due to unfavorable audit developments or decrease by $60-80 million due to audit settlements and the expiration of statutes of limitations in various jurisdictions. We include accrued interest and penalties related to uncertain tax positions in our tax provision. We accrued interest and penalties of $286 million as of January 1, 2012 and $203 million as of December 31, 2012. Our 2012 provision for income taxes included $33 million for interest and penalties and we paid interest and penalties of $61 million during 2012.

We are regularly examined by federal and various state and foreign tax authorities. We are currently under various income tax examinations by the IRS for the years 2006 through 2009. Our income tax filings are also currently under examination by tax authorities in various U.S. state and foreign jurisdictions, however, under the Tax Sharing and Indemnity Agreements between us and Kraft Foods Group, Kraft Foods Group is generally liable for all state income tax filings prior to the spin-off. U.S. state and foreign jurisdictions have statutes of limitations generally ranging from three to five years, however, these statutes are often extended by mutual agreement with the tax authorities. Years still open to examination by foreign tax authorities in major jurisdictions include (earliest open tax year in parentheses): Germany (2005), Brazil (2007), France (2009), United Kingdom (2004), Australia (2008), Russia (2010) and India (2003).

At December 31, 2012, applicable U.S. federal income taxes and foreign withholding taxes had not been provided on approximately $10.8 billion of accumulated earnings of foreign subsidiaries that are expected to be permanently reinvested. It is impractical for us to determine the amount of unrecognized deferred tax liabilities on these permanently reinvested earnings.

The effective income tax rate on pre-tax earnings differed from the U.S. federal statutory rate for the following reasons for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010

U.S. federal statutory rate	35.0%	35.0%	35.0%
Increase / (decrease) resulting from:
State and local income taxes, net of federal tax benefit excluding IRS audit impacts	(0.9%)	0.2%	(0.9%)
Foreign rate differences	(20.5%)	(20.8%)	(16.8%)
Federal and state tax impacts related to IRS audit settlements	(0.4%)	0.1%	(8.4%)
Reversal of other tax accruals no longer required	(3.1%)	(4.9%)	(9.6%)
U.S. Health Care Legislation	–	–	7.9%
Tax Legislation	(3.9%)	(3.8%)	(6.3%)
Non-deductible expenses	3.6%	1.9%	8.1%
Other	1.9%	(0.1%)	(1.6%)

Effective tax rate	11.7%	7.6%	7.4%

Our 2012 effective tax rate was favorably impacted by the mix of pre-tax income in various foreign jurisdictions and net tax benefits of $101 million from discrete one-time events, primarily related to the revaluation of U.K. deferred tax assets and liabilities resulting from tax legislation enacted during 2012 that reduced U.K. corporate income tax rates and net favorable tax audit settlements, partially offset by non-deductible expenses.

Our 2011 effective tax rate was favorably impacted by the mix of pre-tax income in various foreign jurisdictions and net tax benefits of $226 million from discrete one-time events, primarily from the revaluation of U.K. deferred tax assets and liabilities resulting from tax legislation enacted in 2011 that reduced U.K. corporate income tax rates, the reversal of valuation allowances on certain foreign deferred tax assets that are now expected to be realized and the net favorable impact from various U.S. federal and foreign tax audit developments during the year.

Our 2010 effective tax rate was favorably impacted by the mix of pre-tax income in various foreign jurisdictions and net tax benefits of $165 million from discrete one-time events, primarily from the favorable resolution of U.S. federal and foreign tax audits and the revaluation of U.K. deferred tax assets and liabilities resulting from tax legislation enacted in 2010 that reduced U.K. corporate income tax rates, partially offset by a write-off of deferred tax assets as a result of the U.S. health care legislation enacted in March 2010.

The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities consisted of the following at December 31, 2012 and 2011:

	2012	2011
	(in millions)

Deferred income tax assets:
Accrued postretirement and postemployment benefits	$157	$1,276
Accrued pension costs	678	1,007
Other	2,360	3,124

Total deferred income tax assets	3,195	5,407

Valuation allowance	(429)	(467)

Net deferred income tax assets	$2,766	$4,940

Deferred income tax liabilities:
Trade names	$(6,422)	$(7,565)
Property, plant and equipment	(976)	(2,084)
Other	(967)	(1,025)

Total deferred income tax liabilities	(8,365)	(10,674)

Net deferred income tax liabilities	$(5,599)	$(5,734)

Our significant allowances reside within our operating subsidiaries in Mexico, Ireland, U.K., and U.S.

Note 15. Earnings Per Share

Basic and diluted EPS from continuing and discontinued operations were calculated using the following:

	For the Years Ended December 31,
	2012	2011	2010
	(in millions, except per share data)

Earnings from continuing operations	$1,567	$1,737	$672
Earnings from discontinued operations, net of income taxes	1,488	1,810	3,467

Net earnings	3,055	3,547	4,139
Noncontrolling interest	27	20	25

Net earnings attributable to Mondelēz International	$3,028	$3,527	$4,114

Weighted-average shares for basic EPS	1,777	1,765	1,715
Plus incremental shares from assumed conversions of stock options and long-term incentive plan shares	12	7	5

Weighted-average shares for diluted EPS	1,789	1,772	1,720

Basic earnings per share attributable to Mondelēz International:
Continuing operations	$0.87	$0.97	$0.38
Discontinued operations	0.83	1.03	2.02

Net earnings attributable to Mondelēz International	$1.70	$2.00	$2.40

Diluted earnings per share attributable to Mondelēz International:
Continuing operations	$0.86	$0.97	$0.38
Discontinued operations	0.83	1.02	2.01

Net earnings attributable to Mondelēz International	$1.69	$1.99	$2.39

We exclude antidilutive Mondelēz International stock options from our calculation of weighted-average shares for diluted EPS. We excluded 7.3 million antidilutive options for the year ended December 31, 2012, 9.2 million antidilutive options for the year ended December 31, 2011 and 28.5 million antidilutive options for the year ended December 31, 2010.

Note 16. Segment Reporting

We manufacture and market primarily snack food and beverage products, including biscuits (cookies, crackers and salted snacks), chocolate, gum & candy, coffee & powdered beverages and various cheese & grocery products. We manage our global business and report operating results through three geographic units: Developing Markets, Europe and North America. In connection with the divestiture of Kraft Foods Group, we divested and no longer report on the following segments within our results from continuing operations: U.S. Beverages, U.S. Cheese, U.S. Convenient Meals and U.S. Grocery. Our remaining businesses within North America are predominantly snacks businesses. Our segment results in this Annual Report on Form 10-K reflect these changes for all periods presented.

Beginning in 2013, our segment structure will change. In December 2012, we announced a reorganization of our business and reporting structure following the Spin-Off. Effective January 1, 2013, our operations, management and segments will be reorganized into five operating segments: Asia Pacific; Eastern Europe, Middle East & Africa (“EEMEA”); Europe; Latin America and North America. Accordingly, we will begin to report on our new segment structure during the first quarter of 2013 and reflect the change for all the historical periods we present.

We use segment operating income to evaluate segment performance and allocate resources. We believe it is appropriate to disclose this measure to help investors analyze segment performance and trends. Segment operating income excludes unrealized gains and losses on hedging activities (which are a component of cost of sales), certain components of our U.S. pension plan cost (which are a component of cost of sales and selling, general and administrative expenses), general corporate expenses (which are a component of selling, general and administrative expenses), amortization of intangibles, gains and losses on divestitures and acquisition-related costs (which are a component of selling, general and administrative expenses) in all periods presented. We exclude the unrealized gains and losses on hedging activities from segment operating income in order to provide better transparency of our segment operating results. Once realized, the gains and losses on hedging activities are recorded within segment operating results. We exclude certain components of our U.S. pension plan cost from segment operating income because we centrally manage pension plan funding decisions and the determination of discount rate, expected rate of return on plan assets and other actuarial assumptions. Therefore, we allocate only the service cost component of our U.S. pension plan expense to segment operating income. Furthermore, we centrally manage interest and other expense, net. Accordingly, we do not present these items by segment because they are excluded from the segment profitability measure that management reviews. We use the same accounting policies for the segments as those described in Note 1, Summary of Significant Accounting Policies.

Our segment net revenues and earnings were:

	For the Years Ended December 31,
	2012	2011	2010
	(in millions)

Net revenues:
Developing Markets	$15,655	$15,621	$13,420
Europe	12,457	13,356	11,628
North America	6,903	6,833	6,441

Net revenues	$35,015	$35,810	$31,489

Earnings from continuing operations before income taxes:
Operating income:
Developing Markets	$2,067	$2,003	$1,533
Europe	1,613	1,406	1,115
North America	873	863	805
Unrealized gains / (losses) on hedging activities	1	(36)	38
Certain U.S. pension plan costs	(92)	(76)	(56)
General corporate expenses	(714)	(437)	(511)
Amortization of intangibles	(217)	(225)	(210)
Gains on divestitures, net	107	–	–
Acquisition-related costs	(1)	–	(218)

Operating income	3,637	3,498	2,496
Interest and other expense, net	(1,863)	(1,618)	(1,770)

Earnings from continuing operations before income taxes	$1,774	$1,880	$726

As a percentage of our net revenues from continuing operations, our five largest customers accounted for 15.6% of our net revenues in 2012 compared with 15.5% in 2011 and 15.1% in 2010. Also, our ten largest customers accounted for 24.1% of our net revenues in 2012 compared with 22.7% in 2011 and 23.2% in 2010. No single customer accounted for 10% or more of our net revenues from continuing operations.

On February 8, 2013, the Venezuelan government announced the devaluation of the official Venezuelan bolivar exchange rate from 4.30 bolivars to 6.30 bolivars to the U.S. dollar and the elimination of the second-tier, government-regulated SITME exchange rate previously applied to value certain types of transactions. The impact of these announced changes resulted in a one-time $30 million unfavorable foreign currency impact which we will record within our Latin America operating segment in the first quarter of 2013. We began accounting for the results of our Venezuelan subsidiaries in U.S. dollars on January 1, 2010, as prescribed under U.S. GAAP for highly inflationary economies. We use the official Venezuelan bolivar exchange rate to translate the results of our Venezuelan operations into U.S. dollars. During 2012 and 2011, we recorded immaterial foreign currency impacts in connection with highly inflationary accounting for Venezuela. In 2010, we recorded $115 million of unfavorable foreign currency impacts including a one-time $34 million charge upon adopting highly inflationary accounting for Venezuela.

In 2012, we divested property of a Developing Markets subsidiary located in Russia for $72 million in net proceeds and recorded a $55 million pre-tax gain within selling, general and administrative expenses.

In 2012, net changes in unrealized gains / (losses) on hedging activities were favorable, primarily related to gains on foreign currency contracts and commodity hedging activity of $1 million. In 2011, net changes in unrealized gains / (losses) on hedging activities were unfavorable, primarily related to losses on foreign currency contracts and commodity hedging activity of $36 million. In 2010, net changes in unrealized gains / (losses) on hedging activities were favorable, primarily related to gains on foreign currency contracts and commodity hedging activity of $38 million.

In connection with our 2012-2014 Restructuring Program, during 2012 we recorded restructuring charges of $102 million in operations, as a part of asset impairment and exit costs and we recorded implementation costs of $8 million in operations, as a part of cost of sales and selling, general and administrative expenses. These charges were recorded primarily within our North America segment.

In 2012, we recorded a $44 million benefit within our Europe segment related to the reversal of reserves carried over from the Cadbury acquisition in 2010 and not required.

We recorded Integration Program charges of $185 million in 2012, $521 million in 2011 and $646 million in 2010. During 2012, we reversed $45 million of Integration Program charges previously accrued in 2010 primarily related to planned and announced position eliminations that did not occur within our Europe segment. We recorded charges in the Integration Program in operations, as a part of selling, general and administrative expenses primarily within our Europe and Developing Markets segments, as well as within general corporate expenses.

The 2012 increase in general corporate expenses was due primarily to $407 million of Spin-Off Costs recorded within general corporate expenses, partially offset by lower Integration Program costs. The 2011 decrease in general corporate expenses was due primarily to lower Integration Program costs in 2011. In 2010, general corporate expenses included $155 million of Integration Program costs, as well as the addition of Cadbury’s corporate charges.

In 2012, we received $200 million in proceeds and recorded pre-tax gains of $107 million primarily related to the divestitures in Germany, Belgium and Italy. In 2011, there were no significant divestitures. In 2010, we divested businesses in Poland and Romania in connection with the acquisition of Cadbury, and reflected the impacts of these divestitures as adjustments within the Cadbury final purchase accounting.

In 2010, we acquired Cadbury and incurred $218 million of acquisition-related costs which was recorded within selling, general and administrative expenses.

The 2012 increase in interest and other expense, net was due primarily to $609 million of Spin-Off Costs recorded within interest expense, partially offset by a 2011 loss of $157 million related to several interest rate swaps that were settled in 2011, as well as lower long-term debt interest expense. The 2011 decrease in interest and other expense, net was due primarily to $251 million of acquisition-related financing fees recorded in 2010, partially offset by the loss of $157 million related to several interest rate swaps that settled in 2011.

Total assets, depreciation expense and capital expenditures by segment were:

	As of December 31,
	2012	2011	2010
	(in millions)

Total assets:
Developing Markets	$25,608	$24,559	$25,738
Europe	25,801	24,525	24,261
North America	22,098	41,862	42,886
Unallocated assets (1)	1,971	2,891	2,404

Total assets	$75,478	$93,837	$95,289

(1)	Unallocated assets consist primarily of cash and cash equivalents, deferred income taxes, centrally held property, plant and equipment, prepaid pension assets and derivative financial instrument balances.

	For the Years Ended December 31,
	2012	2011	2010
	(in millions)

Depreciation expense:
Developing Markets	$317	$337	$320
Europe	326	354	355
North America	224	205	201

Total – continuing operations	867	896	876
Discontinued operations	261	364	353

Total depreciation expense	$1,128	$1,260	$1,229

	For the Years Ended December 31,
	2012	2011	2010
	(in millions)

Capital expenditures:
Developing Markets	$761	$713	$607
Europe	350	378	334
North America	217	279	272

Total – continuing operations	1,328	1,370	1,213
Discontinued operations	282	401	448

Total capital expenditures	$1,610	$1,771	$1,661

Net revenues by consumer sector were:

	For the Year Ended December 31, 2012
	Developing Markets	Europe	North America	Total
	(in millions)

Biscuits	$3,511	$2,426	$5,212	$11,149
Chocolate	4,502	4,518	336	9,356
Gum & Candy	3,085	973	1,280	5,338
Beverages	2,880	2,962	1	5,843
Cheese & Grocery	1,677	1,578	74	3,329

Total net revenues	$15,655	$12,457	$6,903	$35,015

	For the Year Ended December 31, 2011
	Developing Markets	Europe	North America	Total
	(in millions)

Biscuits	$3,359	$2,598	$5,031	$10,988
Chocolate	4,554	4,659	352	9,565
Gum & Candy	3,215	1,126	1,351	5,692
Beverages	2,897	3,158	2	6,057
Cheese & Grocery	1,596	1,815	97	3,508

Total net revenues	$15,621	$13,356	$6,833	$35,810

	For the Year Ended December 31, 2010
	Developing Markets	Europe	North America	Total
	(in millions)

Biscuits	$2,796	$2,323	$4,711	$9,830
Chocolate	3,770	4,211	295	8,276
Gum & Candy	2,894	1,023	1,309	5,226
Beverages	2,517	2,511	2	5,030
Cheese & Grocery	1,443	1,560	124	3,127

Total net revenues	$13,420	$11,628	$6,441	$31,489

Geographic data for net revenues and long-lived assets were:

	For the Years Ended December 31,
	2012	2011	2010
	(in millions)

Net revenues:
United States	$5,974	$5,848	$5,485
Other	29,041	29,962	26,004

Total net revenues	$35,015	$35,810	$31,489

	As of December 31,
	2012	2011	2010
	(in millions)

Long-lived assets:
United States	$18,176	$35,093	$35,200
Other	41,680	42,542	43,868

Total long-lived assets	$59,856	$77,635	$79,068

No individual country within Other exceeded 10% of our net revenues or long-lived assets for all periods presented.

Note 17. Quarterly Financial Data (Unaudited)

Kraft Foods Group was divested in the quarter ended December 31, 2012 and the results of its operations have been presented as discontinued operations below for all periods presented.

	2012 Quarters
	First	Second	Third	Fourth
	(in millions, except per share data)

Net revenues	$8,667	$8,527	$8,326	$9,495
Gross profit	$3,195	$3,211	$3,120	$3,550
Earnings from continuing operations	$339	$490	$177	$561
Earnings / (losses) from discontinued operations, net of income taxes	480	544	482	(18)

Net earnings	819	1,034	659	543
Noncontrolling interest	6	5	7	9

Net earnings attributable to Mondelēz International	$813	$1,029	$652	$534

Weighted-average shares for diluted EPS	1,783	1,786	1,789	1,793

Per share data:
Basic EPS attributable to Mondelēz International:
Continuing operations	$0.19	$0.27	$0.10	$0.31
Discontinued operations	0.27	0.31	0.27	(0.01)

Net earnings attributable to Mondelēz International	$0.46	$0.58	$0.37	$0.30

Diluted EPS attributable to Mondelēz International:
Continuing operations	$0.19	$0.27	$0.10	$0.31
Discontinued operations	0.27	0.31	0.26	(0.01)

Net earnings attributable to Mondelēz International	$0.46	$0.58	$0.36	$0.30

Dividends declared	$0.29	$0.29	$0.29	$0.13

Market price (1) – high	$39.06	$39.99	$42.44	$42.54
– low	$37.17	$36.75	$37.15	$24.50

(1)	The first three quarters of 2012 and the fourth quarter 2012 market price-high in the table above reflect historical stock prices which were not adjusted to reflect the Kraft Foods Group Spin-Off.

	2011 Quarters
	First	Second	Third	Fourth
	(in millions, except per share data)

Net revenues	$8,190	$9,163	$8,778	$9,679
Gross profit	$3,115	$3,313	$3,247	$3,425
Earnings from continuing operations	$325	$445	$508	$459
Earnings from discontinued operations, net of income taxes	477	531	419	383

Net earnings	802	976	927	842
Noncontrolling interest	3	–	5	12

Net earnings attributable to Mondelēz International	$799	$976	$922	$830

Weighted-average shares for diluted EPS	1,760	1,771	1,777	1,779

Per share data:
Basic EPS attributable to Mondelēz International:
Continuing operations	$0.18	$0.25	$0.28	$0.25
Discontinued operations	0.28	0.30	0.24	0.22

Net earnings attributable to Mondelēz International	$0.46	$0.55	$0.52	$0.47

Diluted EPS attributable to Mondelēz International:
Continuing operations	$0.18	$0.25	$0.28	$0.25
Discontinued operations	0.27	0.30	0.24	0.22

Net earnings attributable to Mondelēz International	$0.45	$0.55	$0.52	$0.47

Dividends declared	$0.29	$0.29	$0.29	$0.29

Market price (1) – high	$32.20	$35.47	$36.30	$37.93
– low	$30.21	$31.35	$32.63	$31.88

(1)	Market prices in the table above reflect historical stock prices which were not adjusted to reflect the Kraft Foods Group Spin-Off.

The fourth quarter of 2011 benefited from lower than projected taxes on our earnings outside the U.S. and an $85 million true-up of prior quarter estimates to a lower actual tax expense reported by these operations.

Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not equal the total for the year.

During 2012, we recorded the following pre-tax charges / (gains) in earnings from continuing operations:

	2012 Quarters
	First	Second	Third	Fourth
	(in millions)

Asset impairment and exit costs	$44	$27	$13	$69
(Gains) / losses on divestitures, net	–	–	–	(107)

	$44	$27	$13	$(38)

During 2011, we recorded the following pre-tax charges / (gains) in earnings from continuing operations:

	2011 Quarters
	First	Second	Third	Fourth
	(in millions)

Asset impairment and exit costs	$–	$–	$(5)	$–
(Gains) / losses on divestitures, net	–	–	–	–

	$–	$–	$(5)	$–

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, together with our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended December 31, 2012. We determined that there were no changes in our internal control over financial reporting during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information required by this Item 10 is included under the headings “Election of Directors,” “Corporate Governance –Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Governance Guidelines and Codes of Conduct,” and “Board Committees and Membership – Audit Committee” in our definitive Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on May 21, 2013 (“2013 Proxy Statement”). All of this information is incorporated by reference into this Annual Report.

The information on our Web site is not, and shall not be deemed to be, a part of this Annual Report or incorporated into any other filings we make with the SEC.

Item 11.  Executive Compensation.

Information required by this Item 11 is included under the headings “Board Committees and Membership – Human Resources and Compensation Committee,” “Compensation of Non-Employee Directors,” “Compensation Discussion and Analysis” and “Executive Compensation Tables” in our 2013 Proxy Statement. All of this information is incorporated by reference into this Annual Report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The number of shares to be issued upon exercise or vesting of awards issued under, and the number of shares remaining available for future issuance under, our equity compensation plans at December 31, 2012 were:

Equity Compensation Plan Information

Number of Securities
Remaining Available for
	Number of Securities to		Future Issuance under
	be Issued Upon Exercise	Weighted Average	Equity Compensation
	of Outstanding	Exercise Price of	Plans (excluding
	Options, Warrants	Outstanding Options,	securities reflected
	and Rights (1)	Warrants and Rights	in column (a)) (2)
	(a)	(b)	(c)

Equity compensation plans approved by security holders	61,089,666	$20.45	42,013,594

(1)	Includes vesting of deferred and long-term incentive plan stock.
(2)	Includes 26,283,412 options and deferred stock available for issuance under the 2005 Performance Incentive Plan and 2006 Stock Compensation Plan for Non-Employee Directors, and 15,730,182 of restricted shares available for issuance under the 2005 Performance Incentive Plan.

Information related to the security ownership of certain beneficial owners and management is included in our 2013 Proxy Statement under the heading “Ownership of Equity Securities” and is incorporated by reference into this Annual Report.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item 13 is included under the headings “Corporate Governance – Review of Transactions with Related Persons” and “Corporate Governance – Director Independence” in our 2013 Proxy Statement. All of this information is incorporated by reference into this Annual Report.

Item 14.  Principal Accountant Fees and Services.

Information required by this Item 14 is included under the heading “Board Committees and Membership – Audit Committee” in our 2013 Proxy Statement. All of this information is incorporated by reference into this Annual Report.

PART  IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	Index to Consolidated Financial Statements and Schedules

Schedules other than those listed above have been omitted either because such schedules are not required or are not applicable.

(b)	The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

2.1	Master Sale and Purchase Agreement, by and between Groupe Danone S.A. and the Registrant, dated October 29, 2007 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007). *

2.2	Separation and Distribution Agreement between the Registrant and Kraft Foods Group, Inc., dated as of September 27, 2012 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2012). *

2.3	Canadian Asset Transfer Agreement, by and between Mondelez Canada Inc. and Kraft Canada Inc., dated as of September 29, 2012 *

2.4	Master Ownership and License Agreement Regarding Patents, Trade Secrets and Related Intellectual Property, among Kraft Foods Global Brands LLC, Kraft Foods Group Brands LLC, Kraft Foods UK Ltd. and Kraft Foods R&D Inc., dated as of October 1, 2012 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2012).*

2.5	Master Ownership and License Agreement Regarding Trademarks and Related Intellectual Property, by and between Kraft Foods Global Brands LLC and Kraft Foods Group Brands LLC., dated as of September 27, 2012 (incorporated by reference to Exhibit10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2012).*

3.1	Amended and Restated Articles of Incorporation of the Registrant, effective October 1, 2012 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2012).

3.2	Amended and Restated By-Laws of the Registrant, effective October 1, 2012 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2012).

4.1	The Registrant agrees to furnish copies of any instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries that does not exceed 10 percent of the total assets of the Registrant and its consolidated subsidiaries to the SEC upon request.

4.2	Indenture, by and between the Registrant and Deutsche Bank Trust Company Americas (as successor trustee to The Bank of New York and The Chase Manhattan Bank), dated as of October 17, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (Reg. No. 333-86478) filed with the SEC on April 18, 2002).

10.1	$4.5 Billion 4-Year Revolving Credit Agreement, by and among the Registrant, the initial lenders named therein, JPMorgan Securities LLC, Deutsche Bank Securities Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and HSBC Securities (USA) LLC, as joint bookrunners, and JPMorgan Chase Bank, N.A. and Deutsche Bank AG New York Branch, as co-administrative agents, dated as of April 1, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2011).

10.2	Master Professional Services Agreement, by and between Mondelēz Global LLC and HP Enterprise Services, L.L.C., as amended and restated pursuant to Amendment 90, effective October 1, 2012.**

10.3	Tax Sharing Agreement, by and between the Registrant and Altria Group, Inc., dated as of March 30, 2007 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2007).

10.4	Tax Sharing and Indemnity Agreement, by and between the Registrant and Kraft Foods Group, Inc., dated as of September 27, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2012).

10.5	Employee Matters Agreement, by and between the Registrant and Kraft Foods Group, Inc., dated as of September 27, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2012). *

10.6	Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan, amended as of December 31, 2009 and Restated as of October 2, 2012. +

10.7	Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Restricted Stock Agreement. +

10.8	Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Non-Qualified U.S. Stock Option Award Agreement. +

10.9	Mondelēz International, Inc. Long-Term Incentive Plan, effective as of January 1, 2011 and restated as of October 2, 2012. +

10.10	Mondelēz Global LLC Supplemental Benefits Plan I, effective as of September 1, 2012. +

10.11	Mondelēz International, Inc. Supplemental Benefits Plan II, effective as of September 1, 2012. +

10.12	Form of Mondelēz Global LLC Amended and Restated Cash Enrollment Agreement. +

10.13	Form of Mondelēz International Global LLC Amended and Restated Employee Grantor Trust Agreement. +

10.14	Mondelēz International, Inc. Amended and Restated 2006 Stock Compensation Plan for Non-Employee Directors, effective as of May 24, 2011 and restated as of October 2, 2012. +

10.15	Mondelēz International, Inc. 2001 Compensation Plan for Non-Employee Directors, amended as of December 31, 2008 and restated as of October 2, 2012. +

10.16	Mondelēz International, Inc. Change in Control Plan for Key Executives, amended as of October 2, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2012). +

10.17	Mondelēz Global LLC Executive Deferred Compensation Plan, effective as of October 1, 2012. +

10.18	Mondelēz Global LLC Executive Deferred Compensation Plan Adoption Agreement, effective as of October 1, 2012. +

10.19	Deferred Compensation Plan Trust Document, by and between Mondelēz Global LLC and Wilmington Trust Retirement and Institutional Services Company, dated as of September 18, 2012. +

10.20	Offer of Employment Letter, between the Registrant and Irene B. Rosenfeld, dated June 26, 2006 (incorporated by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006). +

10.21	Amendment to Offer of Employment Letter, between the Registrant and Irene B. Rosenfeld, amended as of December 31, 2008 (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2009). +

10.22	Performance-Contingent Restricted Stock Unit Agreement, between the Registrant and Irene B. Rosenfeld, effective as of December 19, 2012. +

10.23	Offer of Employment Letter, between the Registrant and Sanjay Khosla, dated December 1, 2006 (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2009). +

10.24	Amendment to Offer of Employment Letter, between the Registrant and Sanjay Khosla, amended as of December 31, 2008 (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2009). +

10.25	Agreement Upon Retirement and General Release, between the Registrant and Sanjay Khosla, dated as of December 19, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 26, 2012). +

10.26	Consulting Agreement between the Registrant and Sanjay Khosla, dated as of December 19, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 26, 2012). +

10.27	Offer of Employment Letter, between the Registrant and W. Anthony Vernon, dated June 17, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2009). +

10.28	Amendment to Offer of Employment Letter, between the Registrant and W. Anthony Vernon, amended as of November 23, 2009 (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2010). +

10.29	Offer of Employment Letter, between the Registrant and Daniel P. Myers, dated June 20, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2011). +

10.30	Offer of Employment Letter, between the Registrant and John T. Cahill, dated December 3, 2011 (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2012). +

10.31	Offer of Employment Letter, between the Registrant and Tracey Belcourt, dated July 8, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2012). +

10.32	Form of Indemnification Agreement for Non-Employee Directors (incorporated by reference to 10.28 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2009). +

10.33	Indemnification Agreement between the Registrant and Irene B. Rosenfeld, dated January 27, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 2, 2009). +

11	Computation of Per Share Earnings***

12.1	Computation of Ratios of Earnings to Fixed Charges

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1

The following materials from Mondelēz International’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Equity, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Comprehensive Earnings, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

*	Upon request, Mondelēz International, Inc. agrees to furnish to the U.S. Securities and Exchange Commission, on a supplemental basis, a copy of any omitted schedule or exhibit to such agreement.

**	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and have been separately filed with the Securities and Exchange Commission.

***	Data required by Item 601(b)(11) of Regulation S-K is provided in Note 15 to the consolidated financial statements in this Report

+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONDELĒZ INTERNATIONAL, INC.

By:	/S/ DAVID A. BREARTON
(David A. Brearton
Executive Vice President
and Chief Financial Officer)

Date:	February 25, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/S/ IRENE B. ROSENFELD (Irene B. Rosenfeld)	Director, Chairman and Chief Executive Officer	February 25, 2013

/S/ DAVID A. BREARTON (David A. Brearton)	Executive Vice President and Chief Financial Officer	February 25, 2013

/S/ KIM HARRIS JONES (Kim Harris Jones)	Senior Vice President and Corporate Controller	February 25, 2013

/S/ STEPHEN F. BOLLENBACH (Stephen F. Bollenbach)	Director	February 25, 2013

/S/ LEWIS W. K. BOOTH (Lewis W. K. Booth)	Director	February 25, 2013

/S/ LOIS D. JULIBER (Lois D. Juliber)	Director	February 25, 2013

/S/ MARK D. KETCHUM (Mark D. Ketchum)	Director	February 25, 2013

/S/ JORGE S. MESQUITA (Jorge S. Mesquita)	Director	February 25, 2013

/S/ FREDRIC G. REYNOLDS (Fredric G. Reynolds)	Director	February 25, 2013

/S/ PATRICK T. SIEWERT (Patrick T. Siewert)	Director	February 25, 2013

/S/ RUTH J. SIMMONS (Ruth J. Simmons)	Director	February 25, 2013

/S/ JEAN-FRANÇOIS M.L. VAN BOXMEER (Jean-François M.L. van Boxmeer)	Director	February 25, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Mondelēz International, Inc.:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 25, 2013 appearing in this Annual Report on Form 10-K of Mondelēz International, Inc. also included an audit of the financial statement schedule listed in Item 15(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois

February 25, 2013

S-1

Mondelēz International, Inc. and Subsidiaries

Valuation and Qualifying Accounts

For the Years Ended December 31, 2012, 2011 and 2010

(in millions)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
			(a)	(b)

2012:
Allowance for trade receivables	$143	$27	$(32)	$20	$118
Allowance for other current receivables	40	6	(7)	(6)	45
Allowance for long-term receivables	19	(4)	(1)	(2)	16
Allowance for deferred taxes	467	61	(15)	84	429

	$669	$90	$(55)	$96	$608

2011:
Allowance for trade receivables	$246	$25	$(12)	$116	$143
Allowance for other current receivables	29	8	6	3	40
Allowance for long-term receivables	13	–	6	–	19
Allowance for deferred taxes	400	205	(17)	121	467

	$688	$238	$(17)	$240	$669

2010:
Allowance for trade receivables	$121	$127	$70	$72	$246
Allowance for other current receivables	20	11	5	7	29
Allowance for long-term receivables	5	–	8	–	13
Allowance for deferred taxes	97	30	305	32	400

	$243	$168	$388	$111	$688

Notes:

(a)	Primarily related to divestitures, acquisitions and currency translation.
(b)	Represents charges for which allowances were created.

S-2