Form 10-Q
period 2013-03-31
Mondelez International, Inc.
filed 2013-05-08
CIK 1103982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

At April 30, 2013, there were 1,784,452,636 shares of the registrant’s Class A common stock outstanding.

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

Item 1.  Financial Statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of U.S. dollars, except per share data)

(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012

Net revenues	$8,744	$8,667
Cost of sales	5,502	5,472

Gross profit	3,242	3,195
Selling, general and administrative expenses	2,332	2,192
Asset impairment and exit costs	44	44
Gain on acquisition	(22)	–
Amortization of intangibles	54	56

Operating income	834	903

Interest and other expense, net	279	487

Earnings from continuing operations before income taxes	555	416

(Benefit) / provision for income taxes	(19)	77

Earnings from continuing operations	574	339

Earnings from discontinued operations, net of income taxes	–	480

Net earnings	574	819

Noncontrolling interest	6	6

Net earnings attributable to Mondelēz International	$568	$813

Per share data:
Basic earnings per share attributable to Mondelēz International:
Continuing operations	$0.32	$0.19
Discontinued operations	–	0.27

Net earnings attributable to Mondelēz International	$0.32	$0.46

Diluted earnings per share attributable to Mondelēz International:
Continuing operations	$0.32	$0.19
Discontinued operations	–	0.27

Net earnings attributable to Mondelēz International	$0.32	$0.46

Dividends declared	$0.13	$0.29

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Earnings

(in millions of U.S. dollars)

(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012

Net earnings	$574	$819
Other comprehensive earnings / (losses):
Currency translation adjustment:
Translation adjustment	(771)	1,160
Tax (expense) / benefit	(37)	37
Pension and other benefits:
Net actuarial gain / (loss) arising during period	6	29
Reclassification adjustment for losses / (gains) included in net earnings due to:
Amortization of experience losses and prior service costs	50	132
Settlement losses	3	20
Tax (expense) / benefit	(17)	(53)
Derivatives accounted for as hedges:
Net derivative gains / (losses)	31	34
Reclassification adjustment for losses / (gains) included in net earnings	23	125
Tax (expense) / benefit	(16)	(80)

Total other comprehensive earnings / (losses)	(728)	1,404

Comprehensive earnings / (losses)	(154)	2,223
less: Comprehensive earnings / (losses) attributable to noncontrolling interests	(1)	15

Comprehensive earnings / (losses) attributable to Mondelēz International	$(153)	$2,208

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions of U.S. dollars, except share data)

(Unaudited)

	March 31,	December 31,
	2013	2012

ASSETS
Cash and cash equivalents	$2,759	$4,475
Receivables (net of allowances of $102 in 2013 and $118 in 2012)	6,265	6,129
Inventories, net	3,849	3,741
Deferred income taxes	545	542
Other current assets	877	735

Total current assets	14,295	15,622

Property, plant and equipment, net	9,845	10,010
Goodwill	25,552	25,801
Intangible assets, net	22,230	22,552
Prepaid pension assets	30	18
Other assets	1,346	1,475

TOTAL ASSETS	$73,298	$75,478

LIABILITIES
Short-term borrowings	$203	$274
Current portion of long-term debt	3,328	3,577
Accounts payable	4,378	4,642
Accrued marketing	2,347	2,484
Accrued employment costs	965	1,038
Other current liabilities	2,626	2,858

Total current liabilities	13,847	14,873

Long-term debt	14,970	15,574
Deferred income taxes	6,293	6,302
Accrued pension costs	2,729	2,885
Accrued postretirement health care costs	456	451
Other liabilities	2,985	3,038

TOTAL LIABILITIES	41,280	43,123

Commitments and Contingencies (Note 12)

EQUITY
Common Stock, no par value (1,996,537,778 shares issued in 2013 and 2012)	–	–
Additional paid-in capital	31,426	31,548
Retained earnings	10,756	10,457
Accumulated other comprehensive losses	(3,354)	(2,633)
Treasury stock, at cost	(6,954)	(7,157)

Total Mondelēz International Shareholders’ Equity	31,874	32,215
Noncontrolling interest	144	140

TOTAL EQUITY	32,018	32,355

TOTAL LIABILITIES AND EQUITY	$73,298	$75,478

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(in millions of U.S. dollars, except per share data)

(Unaudited)

	Mondelēz International Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings / (Losses)	Treasury Stock	Noncontrolling Interest	Total Equity

Balances at January 1, 2012	$–	$31,318	$18,012	$(6,637)	$(7,476)	$111	$35,328
Comprehensive earnings / (losses):
Net earnings	–	–	3,028	–	–	27	3,055
Other comprehensive earnings/(losses), net of income taxes	–	–	–	(304)	–	6	(298)
Exercise of stock options and issuance of other stock awards	–	141	(53)	–	319	–	407
Cash dividends declared ($1.00 per share)	–	–	(1,775)	–	–	–	(1,775)
Spin-Off of Kraft Foods Group, Inc.	–	89	(8,755)	4,308			(4,358)
Dividends paid on noncontrolling interest and other activities	–	–	–	–	–	(4)	(4)

Balances at December 31, 2012	$–	$31,548	$10,457	$(2,633)	$(7,157)	$140	$32,355
Comprehensive earnings / (losses):
Net earnings	–	–	568	–	–	6	574
Other comprehensive losses, net of income taxes	–	–	–	(721)	–	(7)	(728)
Exercise of stock options and issuance of other stock awards	–	(122)	(37)	–	203	–	44
Cash dividends declared ($0.13 per share)	–	–	(232)	–	–	–	(232)
Acquisitions of noncontrolling interest and other activities	–	–	–	–	–	5	5

Balances at March 31, 2013	$–	$31,426	$10,756	$(3,354)	$(6,954)	$144	$32,018

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions of U.S. dollars)

(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012
CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES
Net earnings	$574	$819
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	266	357
Stock-based compensation expense	33	49
Deferred income tax provision / (benefit)	(104)	(96)
Gain on acquisition	(22)	–
Asset impairments	14	56
Other non-cash expense, net	44	1
Change in assets and liabilities:
Receivables, net	(315)	(747)
Inventories, net	(160)	(482)
Accounts payable	(246)	(184)
Other current assets	(85)	(42)
Other current liabilities	(366)	(651)
Change in pension and postretirement assets and liabilities, net	(18)	69

Net cash used in operating activities	(385)	(851)

CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES
Capital expenditures	(235)	(335)
Acquisition, net of cash received	(119)	–
Cash received from Kraft Foods Group related to the Spin-Off	55	–
Other	1	91

Net cash used in investing activities	(298)	(244)

CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES
Net (repayments) / issuance of short-term borrowings	(66)	3,134
Long-term debt proceeds	6	802
Long-term debt repaid	(752)	(2,639)
Dividends paid	(232)	(514)
Other	51	134

Net cash (used in) / provided by financing activities	(993)	917

Effect of exchange rate changes on cash and cash equivalents	(40)	56

Cash and cash equivalents:
Increase / (decrease)	(1,716)	(122)
Balance at beginning of period	4,475	1,974

Balance at end of period	$2,759	$1,852

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.  Basis of Presentation

The condensed consolidated financial statements include Mondelēz International as well as our wholly owned and majority owned subsidiaries.

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

The condensed consolidated balance sheet data as of December 31, 2012 were derived from audited financial statements, but do not include all disclosures required by U.S. GAAP. You should read these statements in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2012.

Accounting Calendar Change:

In connection with moving toward a common consolidation date across the Company, in the first quarter of 2013, we changed the consolidation date for our Europe segment. Previously, this segment primarily reported results as of the last Saturday of each period. Subsequent to the change, our Europe segment reports results as of the last calendar day of the period. At this time, the majority of our operating subsidiaries report results as of the last calendar day of the period. A portion of our North American operating subsidiaries report results as of the last Saturday of the period. The change in the consolidation date for our Europe segment did not have a material impact on our financial results for the three months ended March 31, 2013.

Discontinued Operation:

On October 1, 2012, we completed the spin-off of our former North American grocery business, Kraft Foods Group, Inc. (“Kraft Foods Group”) by distributing 100% of the outstanding shares of common stock of Kraft Foods Group to holders of our Common Stock (the “Spin-Off”). We retained our global snacks business along with other food and beverage categories. The divested Kraft Foods Group is presented as a discontinued operation on the condensed consolidated statements of earnings for the three months ended March 31, 2012. The other comprehensive earnings and cash flows of Kraft Foods Group are included within our condensed consolidated statements of equity, comprehensive earnings and cash flows in the prior-year period through October 1, 2012. The results from the discontinued operation are discussed in additional detail in Note 2, Divestitures and Acquisition.

Segment Reorganization:

Effective January 1, 2013, we reorganized our operations, management and segments into five reportable segments:

•	Latin America (formerly in our Developing Markets segment)
•	Asia Pacific (formerly in our Developing Markets segment)
•	Eastern Europe, Middle East & Africa (“EEMEA”) (formerly in our Developing Markets segment)
•	Europe (now includes certain European operations formerly in our Developing Markets segment)
•	North America.

We changed and flattened our operating structure to reflect our greater concentration of operations in high-growth emerging markets and to further enhance collaboration across regions, expedite decision making and drive greater efficiencies to fuel our growth. Coincident with the change in segment structure, segment operating income for our North America region also changed to include all U.S. pension plan expenses, a portion of which was previously excluded from segment operating results evaluated by management as the costs were centrally managed. As a result of implementing these changes this quarter, we have presented our segment results reflecting the changes for all periods presented.

Highly Inflationary Accounting:

On February 8, 2013, the Venezuelan government announced the devaluation of the official Venezuelan bolivar exchange rate from 4.30 bolivars to 6.30 bolivars to the U.S. dollar and the elimination of the second-tier, government-regulated SITME exchange rate previously applied to value certain types of transactions. In connection with the announced changes which were effective on February 13, 2013, we recorded a $54 million unfavorable foreign currency charge related to the devaluation of our net monetary assets in Venezuela in selling, general and administrative expenses within our Latin America segment in the three months ended March 31, 2013. We also incurred approximately $7 million of net unfavorable devaluation-related foreign currency impacts within our pretax earnings during the first quarter of 2013 related to translating the earnings of our Venezuelan subsidiary to the U.S. dollar at the new exchange rate.

We began accounting for the results of our Venezuelan subsidiaries in U.S. dollars on January 1, 2010, as prescribed under U.S. GAAP for highly inflationary economies. We use the official Venezuelan bolivar exchange rate to translate the results of our Venezuelan operations into U.S. dollars. During 2012, we recorded immaterial foreign currency impacts in connection with highly inflationary accounting for Venezuela.

New Accounting Pronouncements:

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update, clarifying the reporting of significant reclassifications from components of accumulated other comprehensive income (“AOCI”) and the related impacts on primarily the statement of earnings. The guidance is effective for fiscal years and interim reporting periods beginning after December 15, 2012. We adopted the guidance effective January 1, 2013 and disclose reclassifications from accumulated other comprehensive income and their impact on our condensed consolidated financial statements in Note 13, Reclassifications from Accumulated Other Comprehensive Income.

In February 2013, the FASB issued an accounting standards update, clarifying how entities are required to measure obligations resulting from joint and several liability arrangements. The guidance is effective for us on January 1, 2014. We do not expect it to have a material effect on our consolidated financial results as our joint and several guarantee of indebtedness discussed in Note 12, Commitments and Contingencies, expires prior to the effective date. We have no other material arrangements that fall within the scope of the update at this time.

In March 2013, the FASB issued an accounting standards update on a parent company’s accounting for the cumulative translation adjustment (“CTA”) upon derecognition of certain subsidiaries or groups of assets within a foreign entity or an investment in a foreign entity. The guidance is effective for us on January 1, 2014. We plan to comply with the new requirement in connection with future dispositions within the scope of the standard. Application of the standard will impact the net gain or loss recognized on future dispositions.

Subsequent Events:

We evaluated subsequent events and included all accounting and disclosure requirements related to material subsequent events in our condensed consolidated financial statements and related notes.

Note 2.  Divestitures and Acquisition

On October 1, 2012, we completed the Spin-Off of our North American grocery business, Kraft Foods Group, to our shareholders. On October 1, 2012, each of our shareholders of record as of the close of business on September 19, 2012 (the “Record Date”), received one share of Kraft Foods Group common stock for every three shares of our Common Stock held as of the Record Date. The distribution was structured to be tax free to our U.S. shareholders for U.S. federal income tax purposes.

Kraft Foods Group is now an independent public company trading on The NASDAQ Global Select Market under the symbol “KRFT.” After the Spin-Off, we do not beneficially own any shares of Kraft Foods Group common stock.

Summary results of operations for Kraft Foods Group through March 31, 2012 were as follows:

For the Three
Months Ended
March 31, 2012
(in millions)
Net revenues	$4,426

Earnings before income taxes	$722
Provision for income taxes	242

Earnings from discontinued operations, net of income taxes	$480

The results of the Kraft Foods Group discontinued operation exclude certain corporate and business unit costs, which we allocated to Kraft Foods Group historically and which continued at Mondelēz International after the Spin-Off. These costs include primarily corporate overheads, information systems and sales force support. On a pre-tax basis, these costs were estimated to be $54 million for the three months ended March 31, 2012.

In March 2013, we collected $55 million from Kraft Foods Group related to the net cash settlement of stock awards held by our respective employees at the time of the Spin-Off.

Spin-Off Costs:

Our results include one-time Spin-Off transaction, transition and financing and related costs (“Spin-Off Costs”) we have incurred to date. We recorded Spin-Off Costs of $9 million in the three months ended March 31, 2013 and $173 million in the three months ended March 31, 2012. The Spin-Off Costs were recorded within pre-tax earnings as follows:

	For the Three Months Ended
	March 31,
	2013	2012
	(in millions)

Selling, general and administrative expenses	$9	$39
Interest and other expense, net	–	134

Spin-Off Costs	$9	$173

We expect to incur Spin-Off Costs of approximately $100 million in 2013 related primarily to human resource, customer service and logistics and information systems and processes as well as legal costs associated with revising intellectual property and other long-term agreements.

Acquisition, Other Divestitures and Sale of Property:

On February 22, 2013, we acquired the remaining interest in a biscuit operation in Morocco, which is now a wholly-owned subsidiary within our EEMEA segment. We paid cash consideration of $155 million, exclusive of $36 million of cash we acquired. Prior to the acquisition, our interest in the operation was accounted for under the equity method. As a result of obtaining a controlling interest, we consolidated the operation and recorded a preliminary estimate of the fair value of acquired assets (including estimated identifiable intangible assets of $80 million), the liabilities assumed and estimated goodwill of $180 million. We also recorded a pre-tax gain of $22 million related to the remeasurement of our previously-held equity interest in the operation to fair value in accordance with U.S. GAAP. Acquisition costs of $7 million were included within selling, general and administrative expenses and interest and other expense, net. The operating results of the acquisition were not material to our condensed consolidated financial statements as of and for the three months ended March 31, 2013.

During the three months ended December 31, 2012, we completed several divestitures within our Europe segment which generated cash proceeds of $200 million and pre-tax gains of $107 million. The divestitures primarily included a dinners and sauces grocery business in Germany and Belgium and a canned meat business in Italy. The aggregate operating results of these divestitures were not material to our condensed consolidated financial statements as of and for the three months ended March 31, 2012.

During the three months ended March 31, 2012, we also sold property located in Russia. The sale generated cash proceeds of $72 million, which was reflected in our cash flows from other investing activities. We also recorded a pre-tax gain of $55 million, which was recorded within selling, general and administrative expenses in our EEMEA segment.

Note 3.  Inventories

Inventories at March 31, 2013 and December 31, 2012 were:

	March 31, 2013	December 31, 2012
	(in millions)

Raw materials	$1,273	$1,213
Finished product	2,576	2,528

Inventories, net	$3,849	$3,741

Note 4.  Property, Plant and Equipment

Property, plant and equipment at March 31, 2013 and December 31, 2012 were:

	March 31, 2013	December 31, 2012
	(in millions)

Land and land improvements	$633	$643
Buildings and building improvements	3,155	3,199
Machinery and equipment	11,870	11,992
Construction in progress	1,061	1,022

	16,719	16,856
Accumulated depreciation	(6,874)	(6,846)

Property, plant and equipment, net	$9,845	$10,010

During the three months ended March 31, 2013, we recorded $9 million of asset impairment charges related primarily to machinery and equipment disposed of under our 2012-2014 Restructuring Program discussed in Note 6, 2012-2014 Restructuring Program.

Note 5.  Goodwill and Intangible Assets

Goodwill by reportable segment at March 31, 2013 and December 31, 2012, revised to reflect our new segment structure, was:

	March 31, 2013	December 31, 2012
	(in millions)
Latin America	$1,444	$1,413
Asia Pacific	2,734	2,738
EEMEA	2,860	2,767
Europe	9,421	9,777
North America	9,093	9,106

Goodwill	$25,552	$25,801

Intangible assets at March 31, 2013 and December 31, 2012 were:

	March 31,	December 31,
	2013	2012
	(in millions)
Non-amortizable intangible assets	$20,180	$20,408
Amortizable intangible assets	2,809	2,861

	22,989	23,269
Accumulated amortization	(759)	(717)

Intangible assets, net	$22,230	$22,552

Non-amortizable intangible assets consist substantially of brand names purchased through our acquisitions of Nabisco Holdings Corp., the Spanish and Portuguese operations of United Biscuits, the global LU biscuit business of Groupe Danone S.A. and Cadbury Limited. Amortizable intangible assets consist primarily of trademarks, customer-related intangibles, process technology, licenses and non-compete agreements. At March 31, 2013, the weighted-average life of our amortizable intangible assets was 13.2 years.

Amortization expense was $54 million for the three months ended March 31, 2013 and $56 million for the three months ended March 31, 2012. We currently estimate annual amortization expense for each of the next five years to be approximately $214 million. During the three months ended March 31, 2012, we recorded an impairment charge of $20 million within asset impairment and exit costs for the impairment of an intangible asset in Japan.

Changes in goodwill and intangible assets consisted of:

		Intangible
	Goodwill	Assets, at Cost
	(in millions)

Balance at January 1, 2013	$25,801	$23,269
Changes due to:
Foreign currency	(425)	(360)
Acquisition	180	80
Other	(4)	–

Balance at March 31, 2013	$25,552	$22,989

Refer to Note 2, Divestitures and Acquisition, for additional information related to the acquisition on February 22, 2013.

Note 6.  2012-2014 Restructuring Program

In 2012, our Board of Directors approved $1.5 billion of restructuring and related implementation costs (“2012-2014 Restructuring Program”) reflecting primarily severance, asset disposals and other manufacturing-related one-time costs. The primary objective of the restructuring and implementation activities was to ensure that both Mondelēz International and Kraft Foods Group were each set up to operate efficiently and execute on our respective business strategies upon separation and in the future.

Of the $1.5 billion of 2012-2014 Restructuring Program costs, we retained approximately $925 million of the 2012-2014 Restructuring Program expected costs. Since the inception of the 2012-2014 Restructuring Program, we have incurred $154 million of the estimated $925 million total 2012-2014 Restructuring Program charges.

Restructuring Costs:

We recorded restructuring charges of $40 million in the three months ended March 31, 2013 and $22 million in the three months ended March 31, 2012 within asset impairment and exit costs.

Liability activity for the 2012-2014 Restructuring Program for the three months ended March 31, 2013 was (in millions):

	Severance and related costs	Asset Write-downs	Total
	(in millions)

Liability balance, January 1, 2013	$36	$–	$36
Charges	31	9	40
Cash spent	(4)	–	(4)
Non-cash settlements	–	(9)	(9)

Liability balance, March 31, 2013	$63	$–	$63

We spent $4 million in the three months ended March 31, 2013 in cash severance and related costs. We also recognized non-cash asset write-downs (including accelerated depreciation and asset impairments) totaling $9 million in the three months ended March 31, 2013. At March 31, 2013, a $63 million restructuring liability was recorded within other current liabilities.

Implementation Costs:

Implementation costs are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. We believe the disclosure of implementation costs provides readers of our financial statements greater transparency to the total costs of our 2012-2014 Restructuring Program. We recorded implementation costs of $4 million in the three months ended March 31, 2013 and did not incur any charges in the three months ended March 31, 2012. We recorded these costs within cost of sales and selling, general and administrative expense within our Europe and North America segments. These costs primarily include reorganization costs to integrate and reorganize our operations and facilities, the discontinuance of certain product lines and the incremental expenses related to the closure of facilities, replicating our information systems infrastructure and reorganizing costs related to our sales function.

Restructuring and Implementation Costs by Segment:

During the three months ended March 31, 2013 and 2012, we recorded restructuring and implementation costs within our consolidated segment operating income as follows:

	For the Three Months Ended March 31, 2013
	Restructuring	Implementation
	Costs	Costs	Total
	(in millions)

Latin America	$–	$–	$–
Asia Pacific	–	–	–
EEMEA	1	–	1
Europe	19	2	21
North America	20	2	22

Total	$40	$4	$44

	For the Three Months Ended March 31, 2012
	Restructuring	Implementation
	Costs	Costs	Total
	(in millions)

Latin America	$–	$–	$–
Asia Pacific	–	–	–
EEMEA	–	–	–
Europe	–	–	–
North America	22	–	22

Total	$22	$–	$22

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

Integration Program costs include the costs associated with combining the Cadbury operations with our operations and are separate from the costs related to the acquisition. Since the inception of the Integration Program, we have incurred approximately $1.3 billion of the estimated $1.5 billion total integration charges.

Changes in the Integration Program liability during the three months ended March 31, 2013 were (in millions):

2013
Balance at January 1	$202
Charges	21
Cash spent	(42)
Currency / other	(3)

Balance at March 31	$178

We recorded Integration Program charges of $21 million during the three months ended March 31, 2013 and $43 million during the three months ended March 31, 2012. We recorded these charges in operations, as a part of selling, general and administrative expenses within our Europe, Asia Pacific, Latin America and EEMEA segments.

Note 8.  Debt

Borrowing Arrangements:

We maintain a revolving credit facility that we have historically used for general corporate purposes, including for working capital purposes and to support our commercial paper program. Our $4.5 billion four-year senior unsecured revolving credit facility expires in April 2015. On April 4, 2013, we amended a debt covenant in the credit facility agreement to reflect our new capital structure following the divestiture of Kraft Foods Group. We are now required to maintain a minimum total shareholders’ equity, excluding accumulated other comprehensive earnings / (losses), of at least $24.6 billion. At March 31, 2013, we met the covenant as our total shareholders’ equity, excluding accumulated other comprehensive earnings / (losses), was $35.2 billion. The revolving credit facility agreement also contains customary representations, covenants and events of default. However, there are no other financial covenants, credit rating triggers or provisions that could require us to post collateral as security. We intend to use the revolving credit facility for general corporate purposes, including for working capital purposes and to support our commercial paper program. As of March 31, 2013, no amounts were drawn on this credit facility.

Long-Term Debt:

On February 11, 2013, $750 million of our 6.0% notes matured. The notes and accrued interest to date were paid with cash on hand.

On January 10, 2012, we issued $800 million of floating rate notes which bear interest equal to the three-month London Interbank Offered Rate (“LIBOR”) plus 0.875%. We received net proceeds of $798.8 million from the issuance. On September 24, 2012, the notes were redeemed at a redemption price equal to 100% of the aggregate principal amount of the notes, or $800 million, plus accrued and unpaid interest of $2 million.

Fair Value of Our Debt:

The fair value of our short-term borrowings at March 31, 2013 and December 31, 2012 reflects current market interest rates and approximates the amounts we have recorded on our condensed consolidated balance sheet. The fair value of our long-term debt was determined using quoted prices in active markets for the publicly traded debt obligations (Level 1 valuation data). At March 31, 2013, the aggregate fair value of our total debt was $21,684 million and its carrying value was $18,501 million. At December 31, 2012, the aggregate fair value of our total debt was $22,946 million and its carrying value was $19,425 million.

Note 9.  Financial Instruments

Derivative instruments were recorded at fair value in the condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012 as follows:

	March 31, 2013		December 31, 2012
	Asset	Liability	Asset	Liability
	Derivatives	Derivatives	Derivatives	Derivatives
	(in millions)

Derivatives designated as hedging instruments:
Foreign exchange contracts	$11	$–	$6	$10
Commodity contracts	2	19	3	34
Interest rate contracts	47	–	16	–

	$60	$19	$25	$44

Derivatives not designated as hedging instruments:
Foreign exchange contracts	$37	$31	$16	$33
Commodity contracts	92	76	106	103
Interest rate contracts	82	54	93	61

	$211	$161	$215	$197

Total fair value	$271	$180	$240	$241

The fair value of our asset derivatives is recorded within other current assets and the fair value of our liability derivatives is recorded within other current liabilities. See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2012 for additional information on our risk management strategies and our use of and accounting for derivatives.

The fair value (asset / (liability)) of our derivative instruments at March 31, 2013 was determined using:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	Total	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(in millions)

Foreign exchange contracts	$17	$–	$17	$–
Commodity contracts	(1)	(27)	26	–
Interest rate contracts	75	–	75	–

Total derivatives	$91	$(27)	$118	$–

The fair value (asset / (liability)) of our derivative instruments at December 31, 2012 was determined using:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	Total	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(in millions)

Foreign exchange contracts	$(21)	$–	$(21)	$–
Commodity contracts	(28)	(53)	25	–
Interest rate contracts	48	–	48	–

Total derivatives	$(1)	$(53)	$52	$–

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

Derivative Volume:

The net notional values of our derivative instruments as of March 31, 2013 and December 31, 2012 were:

	Notional Amount
	March 31,	December 31,
	2013	2012
	(in millions)
Foreign exchange contracts:
Intercompany loans and forecasted interest payments	$3,794	$3,743
Forecasted transactions	1,282	1,663
Commodity contracts	223	620
Interest rate contracts	2,210	2,259
Net investment hedge – euro notes	1,090	1,121
Net investment hedge – pound sterling notes	988	1,057

Cash Flow Hedges:

Cash flow hedge activity, net of taxes, within accumulated other comprehensive earnings / (losses) included:

	For the Three Months Ended
	March 31,
	2013	2012
	(in millions)

Accumulated gain / (loss) at beginning of period	$(38)	$(297)
Transfer of realized losses / (gains) in fair value to earnings	17	64
Unrealized gain / (loss) in fair value	21	1
Discontinued operations	–	14

Accumulated gain / (loss) at March 31	$–	$(218)

After-tax gains / (losses) reclassified from accumulated other comprehensive earnings / (losses) into net earnings were:

	For the Three Months Ended
	March 31,
	2013	2012
	(in millions)
Foreign exchange contracts – forecasted transactions	$(8)	$21
Commodity contracts	(9)	(2)
Interest rate contracts	–	(83)

Total	$(17)	$(64)

Within the interest rate contracts, in the three months ended March 31, 2012, we recognized a $130 million loss in interest and other expense, net, related to certain forward-starting interest rate swaps for which the planned timing of the related forecasted debt was changed in March 2012 in connection with our Spin-Off plans and related debt capitalization plan. Amounts excluded from effectiveness testing during the three months ended March 31, 2013 were not material.

After-tax gains / (losses) recognized in other comprehensive earnings / (losses) were:

	For the Three Months Ended
	March 31,
	2013	2012
	(in millions)
Foreign exchange contracts – intercompany loans	$–	$–
Foreign exchange contracts – forecasted transactions	6	(23)
Commodity contracts	(4)	(24)
Interest rate contracts	19	48

Total	$21	$1

Ineffectiveness for our cash flow hedges was not material for all periods presented. We record pre-tax (i) gains or losses reclassified from accumulated other comprehensive earnings / (losses) into earnings, (ii) gains or losses on ineffectiveness, and (iii) gains or losses on amounts excluded from effectiveness testing in:

•	cost of sales for commodity contracts;
•	cost of sales for foreign exchange contracts related to forecasted transactions; and
•	interest and other expense, net for interest rate contracts and foreign exchange contracts related to intercompany loans.

We expect to transfer unrealized losses of $23 million (net of taxes) for commodity cash flow hedges, unrealized gains of $6 million (net of taxes) for foreign currency cash flow hedges and unrealized losses of $1 million (net of taxes) for interest rate cash flow hedges to earnings during the next 12 months.

Hedge Coverage:

As of March 31, 2013, we hedged transactions forecasted to impact cash flows over the following periods:

•	commodity transactions for periods not exceeding the next 12 months;
•	interest rate transactions for periods not exceeding the next 33 years and 11 months; and
•	foreign currency transactions for periods not exceeding the next 8 months.

Economic Hedges:

Pre-tax gains / (losses) recorded in net earnings for economic hedges which are not designated as hedging instruments were:

	For the Three Months Ended		Location of Gain / (Loss)
	March 31,		Recognized
	2013	2012	in Earnings
	(in millions)

Foreign exchange contracts:
Intercompany loans and forecasted interest payments	$20	$(29)	Interest expense
Forecasted purchases	(12)	8	Cost of sales
Forecasted transactions	–	(9)	Interest expense
Forecasted transactions	(1)	–	Selling, general and administrative expenses
Interest rate contracts	(2)	–	Interest expense
Commodity contracts	17	34	Cost of sales

Total	$22	$4

Hedges of Net Investments in Foreign Operations:

After-tax gains / (losses) related to hedges of net investments in foreign operations in the form of euro and pound sterling-denominated debt were:

			Location of
	For the Three Months Ended		Gain / (Loss)
	March 31,		Recorded in
	2013	2012	AOCI
	(in millions)

Euro notes	$20	$(49)	Currency Translation Adjustment
Pound sterling notes	44	(19)	Currency Translation Adjustment

Note 10.  Benefit Plans

Pension Plans

Components of Net Periodic Pension Cost:

Net periodic pension cost for the three months ended March 31, 2013 and 2012 consisted of:

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended		For the Three Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
	(in millions)

Service cost	$17	$44	$43	$45
Interest cost	15	89	89	109
Expected return on plan assets	(17)	(115)	(108)	(128)
Amortization:
Net loss from experience differences	14	84	35	34
Prior service cost	1	2	–	1
Settlement losses	3	20	–	–
Net pension costs related to discontinued operations	–	(80)	–	(9)

Net periodic pension cost	$33	$44	$59	$52

Employer Contributions:

We make contributions to our U.S. and non-U.S. pension plans primarily to the extent that they are tax deductible and do not generate an excise tax liability. During the three months ended March 31, 2013, we contributed $1 million to our U.S. plans and $117 million to our non-U.S. Plans. Based on current tax law, we plan to make further contributions of approximately $7 million to our U.S. plans and approximately $192 million to our non-U.S. plans during the remainder of 2013. However, our actual contributions may differ due to many factors, including changes in tax and other benefit laws, or significant differences between expected and actual pension asset performance or interest rates.

Postretirement Benefit Plans

Net postretirement health care costs during the three months ended March 31, 2013 and 2012 consisted of:

	For the Three Months Ended
	March 31,
	2013	2012
	(in millions)
Service cost	$4	$11
Interest cost	5	40
Amortization:
Net loss from experience differences	3	19
Prior service credit	(3)	(8)
Net postretirement health care costs related to discontinued operation	–	(44)

Net postretirement health care costs	$9	$18

Postemployment Benefit Plans

Net postemployment costs during the three months ended March 31, 2013 and 2012 consisted of:

	For the Three Months Ended
	March 31,
	2013	2012
	(in millions)
Service cost	$2	$3
Interest cost	1	2
Net postemployment costs related to discontinued operation	–	(1)

Net postemployment costs	$3	$4

Note 11.  Stock Plans

Stock Options:

In February 2013, as part of our annual equity program, we granted 11.6 million stock options to eligible employees at an exercise price of $27.05 per share on the grant date. During the three months ended March 31, 2013, we issued 0.4 million of additional stock options with a weighted-average exercise price of $28.40 per share. In total, 12.0 million stock options were granted with a weighted-average exercise price of $27.10 per share. During the three months ended March 31, 2013, 2.7 million stock options, with an intrinsic value of $22.6 million, were also exercised.

Restricted and Deferred Stock:

In January 2013, in connection with our long-term incentive plan, we granted 1.5 million shares of restricted and deferred stock at a market value on the grant date of $26.24 per share. In February 2013, as part of our annual equity program, we issued 2.3 million shares of restricted and deferred stock to eligible employees at a market value on the grant date of $27.05 per share. During the three months ended March 31, 2013, we issued 1.0 million of additional restricted and deferred shares with a weighted-average market value on the grant date of $19.59 per share. Included in the 1.0 million of additional shares that were issued were 0.8 million awards related to long-term incentive plan awards granted in 2010 which were issued and vested during the first quarter of 2013. The 2010 long-term incentive plan awards had a weighted-average market value on the grant date of $17.97 per share. In total, 4.8 million restricted and deferred shares were issued with a weighted-average market value of $25.26 per share. During the three months ended March 31, 2013, 5.2 million shares of restricted and deferred stock vested with a market value on the vesting date of $140.0 million.

Stock Repurchase Program:

On March 12, 2013, our Board of Directors authorized the repurchase of up to the lesser of 40 million shares or $1.2 billion of our Common Stock. The primary purpose of the program is to offset dilution from our equity compensation plans. Repurchases under the program are determined by management and are wholly discretionary. No shares were repurchased under this program during the three months ended March 31, 2013.

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

As we previously disclosed, on February 1, 2011, we received a subpoena from the SEC in connection with an investigation under the FCPA, primarily related to a facility in India that we acquired in the Cadbury acquisition. The subpoena primarily requests information regarding dealings with Indian governmental agencies and officials to obtain approvals related to the operation of that facility. We are cooperating with the U.S. and Indian governments in their investigations of these matters. In addition, on February 28, 2013, Cadbury India Limited, a subsidiary of Mondelēz International, and other parties received a show cause notice from the Indian Department of Central Excise Authority. The notice calls upon the parties to demonstrate why the Authority should not collect approximately $46 million of unpaid excise tax as well as approximately $46 million of penalties and interest related to production at the same Indian facility. We believe that the decision to claim the excise tax benefit is valid and we intend to contest the show cause notice through the judicial process.

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

Third-Party Guarantees:

We enter into third-party guarantees primarily to cover the long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At March 31, 2013, we had no material third-party guarantees recorded on our condensed consolidated balance sheet.

As of March 31, 2013, we, two of our indirect wholly owned subsidiaries and one of Kraft Foods Group’s subsidiaries are joint and several guarantors of $1.0 billion of indebtedness issued by an unrelated third party, Cadbury Schweppes U.S. Finance LLC, and maturing on October 1, 2013. We have agreed to indemnify Kraft Foods Group pursuant to a separation and distribution agreement, in the event its subsidiary is called upon to satisfy its obligation under the guarantee.

Note 13.  Reclassifications from Accumulated Other Comprehensive Income

The components of accumulated other comprehensive earnings / (losses) were:

	Currency		Derivatives
	Translation	Pension and	Accounted for
	Adjustments	Other Benefits	as Hedges	Total
	(in millions)
Balances at January 1, 2013	$(366)	$(2,229)	$(38)	$(2,633)
Other comprehensive earnings / (losses), before reclassifications:
Currency translation adjustment(1)	(827)	63		(764)
Pension and other benefits		6		6
Derivatives accounted for as hedges			31	31
Amounts reclassified from accumulated other comprehensive income		53	23	76
Tax (expense) / benefit	(37)	(17)	(16)	(70)

Total other comprehensive losses				(721)

Balances at March 31, 2013	$(1,230)	$(2,124)	$–	$(3,354)

(1)	The condensed consolidated statement of other comprehensive earnings includes $7 million of currency translation adjustment relating to noncontrolling interest.

Amounts reclassified from accumulated other comprehensive earnings / (losses) (“AOCI”) during the three months ended March 31, 2013 and their location in the condensed consolidated financial statements were as follows:

	Amounts reclassified out of	Location of
	AOCI into net earnings	Gain / (Loss)
	For the Three Months Ended	Recognized
	March 31, 2013	in Earnings
	(in millions)
Pension and other benefits:
Reclassification adjustment for losses / (gains) included in net earnings due to:
Amortization of experience losses and prior service costs	$24	Cost of Sales
Amortization of experience losses and prior service costs	26	Selling, general and
Settlement losses	3	administrative expenses
Tax (expense) / benefit	(17)	(Benefit) / provision for income taxes
Derivatives accounted for as hedges:
Reclassification adjustment for losses / (gains) included in net earnings
Foreign exchange contracts – intercompany loans	–	Interest and other expense
Foreign exchange contracts – forecasted transactions	10	Cost of sales
Commodity contracts	13	Cost of sales
Interest rate contracts	–	Interest and other expense
Tax (expense) / benefit	(6)	(Benefit) / provision for income taxes

Total reclassifications from AOCI	$53

Note 14.  Income Taxes

Our effective tax rate was (3.4)% in the first quarter of 2013 reflecting an income tax benefit for the three months ended March 31, 2013. The 2013 effective tax rate reflects the impact of favorable discrete items, which totaled $125 million in the quarter. These favorable discrete items primarily resulted from net favorable tax audit settlements and expirations of the statutes of limitations in several jurisdictions of $80 million and corrections of prior-year amounts of $36 million.

Our effective tax rate was 18.5% in the first quarter of 2012. The 2012 effective tax rate was favorably impacted by net discrete items totaling $5 million, primarily from the expiration of the statutes of limitations in several jurisdictions, partially offset by net unfavorable tax audit settlements.

Note 15.  Earnings Per Share

Basic and diluted earnings per share (“EPS”) were calculated using the following:

	For the Three Months Ended March 31,
	2013	2012
	(in millions, except per share data)
Earnings from continuing operations	$574	$339
Earnings and gain from discontinued operations, net of income taxes	–	480

Net earnings	574	819

Noncontrolling interest	6	6

Net earnings attributable to Mondelēz International	$568	$813

Weighted-average shares for basic EPS	1,784	1,773
Plus incremental shares from assumed conversions of stock options and long-term incentive plan shares	14	10

Weighted-average shares for diluted EPS	1,798	1,783

Basic earnings per share attributable to Mondelēz International:
Continuing operations	$0.32	$0.19
Discontinued operations	–	0.27

Net earnings attributable to Mondelēz International	$0.32	$0.46

Diluted earnings per share attributable to Mondelēz International:
Continuing operations	$0.32	$0.19
Discontinued operations	–	0.27

Net earnings attributable to Mondelēz International	$0.32	$0.46

We exclude antidilutive Mondelēz International stock options from our calculation of weighted-average shares for diluted EPS. We excluded 10.5 million antidilutive stock options for the three months ended March 31, 2013, and we excluded 6.0 million antidilutive stock options for the three months ended March 31, 2012.

Note 16.  Segment Reporting

Effective January 1, 2013, we reorganized our operations, management and segments into five reportable segments:

•	Latin America (formerly in our Developing Markets segment)
•	Asia Pacific (formerly in our Developing Markets segment)
•	EEMEA (formerly in our Developing Markets segment)
•	Europe (now includes certain European operations formerly in our Developing Markets segment)
•	North America.

We changed and flattened our operating structure to reflect our greater concentration of operations in high-growth emerging markets and to further enhance collaboration across regions, expedite decision making and drive greater efficiencies to fuel our growth. We have presented our segment results reflecting the changes for all periods presented.

We manage the operations of Latin America, Asia Pacific and EEMEA by location and Europe and North America by product category.

We use segment operating income to evaluate segment performance and allocate resources. We believe it is appropriate to disclose this measure to help investors analyze segment performance and trends. Coincident with the change in reportable segment structure, segment operating income for our North America region also changed to include all U.S. pension plan expenses, a portion of which was previously excluded from segment operating results evaluated by management as the costs were centrally managed. Segment operating income excludes unrealized gains and losses on hedging activities (which are a component of cost of sales), general corporate expenses (which are a component of selling, general and administrative expenses), amortization of intangibles, gains and losses on divestitures or acquisitions, and acquisition-related costs (which are a component of selling, general and administrative expenses) for all periods presented. We exclude the unrealized gains and losses on hedging activities from segment operating income in order to provide better transparency of our segment operating results. Once realized, the gains and losses on hedging activities are recorded within segment operating results. Furthermore, we centrally manage interest and other expense, net. Accordingly, we do not present these items by segment because they are excluded from the segment profitability measure that management reviews.

Our segment net revenues and earnings consisted of:

	For the Three Months Ended
	March 31,
	2013	2012
	(in millions)
Net revenues:
Latin America	$1,398	$1,370
Asia Pacific	1,367	1,320
EEMEA	863	849
Europe	3,458	3,494
North America	1,658	1,634

Net revenues	$8,744	$8,667

	For the Three Months Ended
	March 31,
	2013	2012
	(in millions)

Earnings before income taxes:
Operating income:
Latin America	$92	$163
Asia Pacific	189	177
EEMEA	61	138
Europe	406	426
North America	170	148
Unrealized gains / (losses) on hedging activities	19	18
General corporate expenses	(69)	(111)
Amortization of intangibles	(54)	(56)
Gain on acquisition	22	–
Acquisition-related costs	(2)	–

Operating income	834	903
Interest and other expense, net	279	487

Earnings before income taxes	$555	$416

Items impacting our segment operating results are discussed in Note 1, Basis of Presentation, including the Venezuelan currency devaluation, Note 2, Divestitures and Acquisition, Note 6, 2012-2014 Restructuring Program, and Note 7, Integration Program.

Net changes in unrealized gains / (losses) on hedging activities were favorable, primarily related to gains on foreign currency contracts and commodity hedging activity of $19 million for the three months ended March 31, 2013, and were favorable due to gains of $18 million for the three months ended March 31, 2012.

Net revenues by consumer sector were:

	For the Three Months Ended March 31, 2013
	Latin	Asia			North
	America	Pacific	EEMEA	Europe	America	Total
	(in millions)

Biscuits	$290	$388	$151	$701	$1,293	$2,823
Chocolate	378	449	272	1,394	73	2,566
Gum & Candy	333	222	155	229	278	1,217
Beverages	243	127	236	805	–	1,411
Cheese & Grocery	154	181	49	329	14	727

Total net revenues	$1,398	$1,367	$863	$3,458	$1,658	$8,744

	For the Three Months Ended March 31, 2012
	Latin	Asia			North
	America	Pacific	EEMEA	Europe	America	Total
	(in millions)

Biscuits	$260	$360	$137	$658	$1,239	$2,654
Chocolate	382	453	267	1,336	76	2,514
Gum & Candy	334	219	162	252	305	1,272
Beverages	241	111	222	857	–	1,431
Cheese & Grocery	153	177	61	391	14	796

Total net revenues	$1,370	$1,320	$849	$3,494	$1,634	$8,667

Total assets by segment as of March 31, 2013 and December 31, 2012, as revised to reflect the January 1, 2013 segment reorganization, were:

	March 31,	December 31,
	2013	2012
	(in millions)
Total assets:
Latin America	$7,425	$7,119
Asia Pacific	9,775	9,757
EEMEA	7,274	7,118
Europe	26,608	27,408
North America	21,950	22,106
Unallocated assets (1)	266	1,970

Total assets	$73,298	$75,478

(1)	Unallocated assets consist primarily of cash and cash equivalents, deferred income taxes, centrally held property, plant and equipment, prepaid pension assets and derivative financial instrument balances. The decrease from December 31, 2012 primarily relates to a decrease in cash and cash equivalents related to the repayment of $750 million of debt and accrued interest and payment of $232 million in dividends during the quarter.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Description of the Company

We manufacture and market primarily snack food and beverage products, including biscuits, chocolate, gum & candy, beverages and various cheese & grocery products. We have operations in more than 80 countries and sell our products in approximately 165 countries.

On October 1, 2012, we completed the spin-off of our North American grocery business, Kraft Foods Group, Inc. (“Kraft Foods Group”), to our shareholders (the “Spin-Off”). We retained our global snacks business along with other food and beverage categories. The divested Kraft Foods Group is presented as a discontinued operation on the condensed consolidated statements of earnings for the three months ended March 31, 2012. The Kraft Foods Group equity transactions, other comprehensive earnings and cash flows are included within our condensed consolidated statements of equity, comprehensive earnings and cash flows through October 1, 2012. For more information on the Spin-Off and impact on our continuing results of operations, see Note 2, Divestitures and Acquisition.

Effective as of January 1, 2013, we reorganized our operations, management and segments into five reportable segments:

•	Latin America
•	Asia Pacific
•	Eastern Europe, Middle East & Africa (“EEMEA”)
•	Europe
•	North America

We changed and flattened our operating structure to reflect our greater concentration of operations in high-growth emerging markets and to further enhance collaboration across regions, expedite decision making and drive greater efficiencies to fuel our growth. Coincident with the change in segment structure, segment operating income for our North America region also changed to include all U.S. pension plan expenses, a portion of which was previously excluded from segment operating results evaluated by management as the costs were centrally managed. See Note 16, Segment Reporting, for additional segment information. Our segment results reflect our new segment structure for all periods presented.

Summary of Results and Other Highlights

•

Net revenues increased 0.9% to $8.7 billion in the first quarter of 2013 as compared to the same period in the prior year. Our reported net revenues were significantly impacted by unfavorable foreign currency, divestitures in the prior year, offset in part by the acquisition this quarter.

•

Organic Net Revenues increased 3.8% to $8.9 billion in the first quarter of 2013 as compared to the same period in the prior year. Organic Net Revenues is a non-GAAP financial measure we use to evaluate our underlying results (see the definition of Organic Net Revenues and our reconciliation with net revenues within Non-GAAP Financial Measures later in this section). Organic Net Revenues is on a constant currency basis and excludes the impact of divestitures and the acquisition this quarter.

•

Diluted EPS attributable to Mondelēz International decreased 30.4% to $0.32 in the first quarter of 2013 as compared to the same period in the prior year. Excluding the results of discontinued operations, our diluted EPS attributable to Mondelēz International from continuing operations increased 68.4% to $0.32 in the first quarter of 2013 as compared to the same period in the prior year. Included within our reported results were one-time Spin-Off Costs, 2012-2014 Restructuring Program costs, Integration Program costs, a gain on the acquisition this quarter and acquisition-related costs.

•

Operating EPS increased 9.7% to $0.34 in the first quarter of 2013 as compared to the same period in the prior year. Operating EPS is a non-GAAP financial measure we use to evaluate our underlying results (see the definition of Operating EPS and our reconciliation with Diluted EPS within Non-GAAP Financial Measures later in this section). Operating EPS provides transparency of our underlying results and excludes Spin-Off Costs, 2012-2014 Restructuring Program costs, Integration Program costs, net earnings from divestitures, the gain on the acquisition this quarter and acquisition-related costs.

•	On February 11, 2013, $750 million of our 6.00% notes matured and were paid from cash on hand.

•

In February 2013, we recorded a $54 million unfavorable foreign currency charge related to the devaluation of our net monetary assets in Venezuela. We also incurred approximately $7 million of net unfavorable devaluation-related foreign currency impacts within our pretax earnings during the first quarter of 2013 related to translating the earnings of our Venezuelan subsidiary to the U.S. dollar at the new exchange rate.

Discussion and Analysis

Items Affecting Comparability of Financial Results

Spin-Off of Kraft Foods Group

On October 1, 2012, we completed the Spin-Off of Kraft Foods Group to our shareholders. The results of Kraft Foods Group are presented as a discontinued operation on the condensed consolidated statements of earnings for the three months ended March 31, 2012. Certain corporate and business unit costs, which we historically allocated to Kraft Foods Group and which continued at Mondelēz International following the Spin-Off, were included in our results from continuing operations. These costs include primarily corporate overheads, information systems and sales force support and, on a pre-tax basis, were estimated to be $54 million for the three months ended March 31, 2012.

Our results of continuing operations include one-time Spin-Off transaction, transition, financing and related costs (“Spin-Off Costs”) we have incurred to date. During the three months ended March 31, 2013, Spin-Off Costs were $9 million and had an immaterial impact on diluted EPS. During the three months ended March 31, 2012, Spin-Off Costs were $173 million and impacted diluted EPS by $0.06 per share. We expect to incur Spin-Off Costs of approximately $100 million in 2013 related primarily to human resource, customer service and logistics and information systems and processes as well as legal costs associated with revising intellectual property and other long-term agreements.

For additional information on the Spin-Off of Kraft Foods Group, see Note 2, Divestitures and Acquisition.

Acquisition, Other Divestitures and Sale of Property

On February 22, 2013, we acquired the remaining interest in a biscuit operation in Morocco, which is now a wholly-owned subsidiary within our EEMEA segment. We paid cash consideration of $155 million, exclusive of $36 million of cash we acquired. We also recorded a pre-tax gain of $22 million related to the remeasurement of our previously-held equity interest in the operation to fair value in accordance with U.S. GAAP. Acquisition costs of $7 million were included within selling, general and administrative expenses and interest and other expense, net. The operating results of the acquisition were not material to our consolidated financial operating results for the three months ended March 31, 2013.

During the three months ended December 31, 2012, we completed several divestitures within our Europe segment which generated cash proceeds of $200 million and pre-tax gains of $107 million. The divestitures primarily included a dinners and sauces grocery business in Germany and Belgium and a canned meat business in Italy. This quarter, we also entered into sales agreements to divest two businesses within our EEMEA segment. In order to evaluate our results from ongoing operations, we include these transactions in determining the impact from divestitures in evaluating our Non-GAAP financial measures. The aggregate operating results of the divestitures were not material to our consolidated financial operating results for the three months ended March 31, 2012.

During the three months ended March 31, 2012, we also sold property located in Russia. The sale generated cash proceeds of $72 million, which was reflected in our cash flows from other investing activities. We also recorded a pre-tax gain of $55 million, which was recorded within selling, general and administrative expenses in our EEMEA segment.

2012-2014 Restructuring Program

In 2012, our Board of Directors approved $1.5 billion of restructuring and related implementation costs (“2012-2014 Restructuring Program”) reflecting primarily severance, asset disposals and other manufacturing-related one-time costs. The primary objective of the restructuring and implementation activities is to ensure that both Mondelēz International and Kraft Foods Group were each set up to operate efficiently and execute on our respective business strategies upon separation and in the future.

Of the $1.5 billion of 2012-2014 Restructuring Program costs, we retained approximately $925 million of the 2012-2014 Restructuring Program expected costs. Since the inception of the 2012-2014 Restructuring Program, we have incurred $154 million of the estimated $925 million total 2012-2014 Restructuring Program charges.

We recorded restructuring charges of $40 million, or $0.02 per diluted share, for the three months ended March 31, 2013, and $22 million, or $0.01 per diluted share, for the three months ended March 31, 2012, within asset impairment and exit costs. We also incurred implementation costs of $4 million for the three months ended March 31, 2013 and did not incur any charges in the three months ended March 31, 2012. The implementation costs were recorded within cost of sales and selling, general and administrative expenses. See Note 6, 2012-2014 Restructuring Program, for additional information.

Integration Program

As a result of our combination with Cadbury Limited (formerly, Cadbury plc or “Cadbury”) in 2010, we launched an integration program to realize annual cost savings of approximately $750 million by the end of 2013 and revenue synergies from investments in distribution, marketing and product development. In order to achieve these cost savings and synergies and combine and integrate the two businesses, we expect to incur total integration charges of approximately $1.5 billion through the end of 2013 (the “Integration Program”).

Integration Program costs include the costs associated with combining the Cadbury operations with our operations and are separate from the costs related to the acquisition. Since the inception of the Integration Program, we have incurred approximately $1.3 billion of the estimated $1.5 billion total integration charges. In 2012, we met and exceeded our annual cost savings target of $750 million and achieved approximately $800 million of annual costs savings one year ahead of schedule.

We recorded Integration Program charges of $21 million, or $0.01 per diluted share, during the three months ended March 31, 2013 and $43 million, or $0.02 per diluted share, for the three months ended March 31, 2012. We recorded these charges in operations, as a part of selling, general and administrative expenses within our Europe, Asia Pacific, Latin America and EEMEA segments.

Provision for Income Taxes

Our effective tax rate was (3.4)% in the first quarter of 2013 reflecting an income tax benefit for the three months ended March 31, 2013. The 2013 effective tax rate reflects the impact of favorable discrete items, which totaled $125 million in the quarter. These favorable discrete items primarily resulted from net favorable tax audit settlements and expirations of the statutes of limitations in several jurisdictions of $80 million and corrections of prior-year amounts of $36 million.

Our effective tax rate was 18.5% in the first quarter of 2012. The 2012 effective tax rate was favorably impacted by net discrete items totaling $5 million, primarily from the expiration of the statutes of limitations in several jurisdictions, partially offset by net unfavorable tax audit settlements.

Consolidated Results of Operations

The following discussion compares our consolidated results of operations for the three months ended March 31, 2013 and 2012.

Three Months Ended March 31:

	For the Three Months Ended
	March 31,
	2013	2012	$ change	% change
	(in millions, except per share data)

Net revenues	$8,744	$8,667	$77	0.9%

Operating income	$834	$903	$(69)	(7.6%	)

Net earnings attributable to Mondelēz International	$568	$813	$(245)	(30.1%	)

Diluted earnings per share attributable to Mondelēz International from continuing operations	$0.32	$0.19	$0.13	68.4%

Diluted earnings per share attributable to Mondelēz International	$0.32	$0.46	$(0.14)	(30.4%	)

Net Revenues – Net revenues increased $77 million (0.9%) to $8,744 million in the first quarter of 2013, and Organic Net Revenues(1) increased $327 million (3.8%) to $8,910 million as follows:

Change in net revenues (by percentage point)
Favorable volume/mix	2.5	pp
Higher net pricing	1.3	pp

Total change in Organic Net Revenues(1)	3.8%
Unfavorable foreign currency	(2.2	)pp
Impact of divestitures(2)	(0.8	)pp
Impact of acquisition	0.1	pp

Total change in net revenues	0.9%

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.
(2)	Includes divestitures and businesses for which we have entered into a sales agreement.

Organic Net Revenues growth was driven by favorable volume/mix and higher net pricing. Favorable volume/mix was driven primarily by higher shipments across all segments. Higher net pricing, primarily due to pricing actions taken last year, was realized in most segments, except Europe and EEMEA due to lower coffee prices. Unfavorable foreign currency decreased net revenues by $197 million, due primarily to the devaluation of the Venezuelan bolivar and the strength of the U.S. dollar relative to most foreign currencies, primarily the Brazilian real, Argentinean peso, Indian rupee, South African rand and British pound sterling, partially offset by the strength of the euro relative the U.S. dollar. The impact of divestitures resulted in a year-over-year decrease in net revenues of $65 million. The acquisition of a biscuit operation in Morocco added $12 million in net revenues this quarter.

Operating Income – Operating income decreased $69 million (7.6%) to $834 million in the first quarter of 2013, Adjusted Operating Income decreased $125 million (12.3%) to $895 million, and Adjusted Operating Income (on a constant currency basis)(1) decreased $41 million (4.0%) to $979 million due to the following:

	Operating
	Income	Change
	(in millions)	(percentage point)

Operating Income for the Three Months Ended March 31, 2012	$903
Integration Program	43	3.8	pp
Spin-Off Costs	39	3.6	pp
Spin-Off pension expense adjustment(2)	23	2.2	pp
2012-2014 Restructuring Program	22	2.0	pp
Operating income from divestitures	(10)	(0.9	)pp

Adjusted Operating Income(1) for the Three Months Ended March 31, 2012	$1,020
Favorable volume/mix	120	11.6	pp
Higher net pricing	108	10.3	pp
Higher input costs	(109)	(10.5	)pp
Higher selling, general and administrative expenses	(133)	(12.8	)pp
Gain on sale of property in 2012	(55)	(5.2	)pp
Intangible asset impairment charge in 2012	20	1.8	pp
Impact from acquisition	3	0.3	pp
Change in unrealized gains / (losses) on hedging activities	1	0.1	pp
Other, net	4	0.4	pp

Total change in Adjusted Operating Income (constant currency)(1)	(41)	(4.0%)

Unfavorable foreign currency	(84)	(8.3	)pp

Total change in Adjusted Operating Income(1)	(125)	(12.3%)

Adjusted Operating Income(1) for the Three Months Ended March 31, 2013	$895
Integration Program	(21)	(2.0	)pp
Spin-Off Costs	(9)	(0.8	)pp
2012-2014 Restructuring Program	(44)	(4.5	)pp
Gain on acquisition	22	2.2	pp
Acquisition-related costs	(2)	(0.2	)pp
Operating income from divestitures(3)	(7)	(0.7	)pp

Operating Income for the Three Months Ended March 31, 2013	$834	(7.6%)

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.
(2)	Represents the estimated benefit plan expense for the three months ended March 31, 2012 associated with certain benefit plan obligations transferred to Kraft Foods Group in the Spin-Off.
(3)	Includes divestitures and businesses for which we have entered into a sales agreement.

Favorable volume/mix was driven primarily by volume gains across all segments. During the quarter, increased input costs were essentially offset by higher net pricing, which primarily reflected pricing actions taken last year partially offset by lower coffee pricing. The increase in input costs was driven by higher raw material costs, in part due to higher foreign exchange realized losses, and higher manufacturing costs. Total selling, general and administrative expenses increased $140 million from the first quarter of 2012, due in part to a gain on a sale of property in 2012, a net unfavorable foreign currency impact due primarily to the devaluation of our net monetary assets in Venezuela, higher costs incurred for the 2012-2014 Restructuring program and the inclusion of the acquired biscuit operations in Morocco this quarter. These items were predominantly offset by lower Spin-Off Costs, lower Integration Program costs and the impact of businesses divested in 2012. Excluding these factors, selling, general and administrative expenses increased $133 million from the first quarter of 2012, driven primarily by higher overhead costs in Latin America, Asia Pacific and EEMEA as well as higher advertising and consumer promotion costs in Asia Pacific and EEMEA. Unfavorable foreign currency decreased operating income by $84 million, due primarily to the devaluation of our net monetary assets in Venezuela and the strength of the U.S. dollar relative to most foreign currencies, primarily the Brazilian real. In the first quarter of 2012, we divested property in Russia and recorded a pre-tax gain of $55 million. Within asset impairment and exit costs, we also recorded an asset impairment charge of $20 million related to a trademark in Japan in the first quarter of 2012.

As a result of the net effect of these drivers, operating income margin decreased, from 10.4% in the first quarter of 2012 to 9.5% in the first quarter of 2013. While gross margins were flat for the quarter, the decrease in operating margin was driven primarily by the impact from the 2012 gain on the sale of property in Russia, the unfavorable currency impact due to the devaluation of our net monetary assets in Venezuela and higher overheads, including investments in sales capabilities and route-to-market expansion in emerging markets. These factors were partially offset by lower Spin-Off costs, the gain on the acquisition in Morocco and lower Integration Program costs.

Net Earnings and Diluted Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $568 million decreased by $245 million (30.1%) in the first quarter of 2013. Diluted EPS attributable to Mondelēz International was $0.32 in the first quarter of 2013, down $0.14 (30.4%) from the first quarter of 2012. Diluted EPS from continuing operations attributable to Mondelēz International was $0.32 in the first quarter of 2013, up $0.13 (68.4%) from the first quarter of 2012. Operating EPS(1) was $0.34 in the first quarter of 2013, up $0.03 (9.7%) from the first quarter of 2012. Operating EPS (on a constant currency basis)(1) was $0.38 in the first quarter of 2013, up $0.07 (22.6%) from the first quarter of 2012. These changes, shown net of tax below, were due to the following:

Diluted EPS

Diluted EPS Attributable to Mondelēz International for the Three Months Ended March 31, 2012	$0.46
Discontinued Operations	0.27

Diluted EPS Attributable to Mondelēz International from Continuing Operations for the Three Months Ended March 31, 2012	$0.19
Spin-Off Costs(2)	0.06
Spin-Off pension expense adjustment(3)	0.01
Spin-Off interest expense adjustment(4)	0.03
2012-2014 Restructuring Program costs	0.01
Integration Program costs	0.02
Net earnings from divestitures(5)	(0.01)

Operating EPS for the Three Months Ended March 31, 2012(1)	$0.31
Decrease in operations	(0.01)
Gain on sale of property in 2012	(0.02)
Intangible asset impairment charge in 2012	0.01
Change in unrealized gains / (losses) on hedging activities	–
Lower interest and other expense, net(6)	–
Changes in income taxes	0.09

Operating EPS for the Three Months Ended March 31, 2013 (constant currency)(1)	$0.38
Unfavorable foreign currency	(0.04)

Operating EPS for the Three Months Ended March 31, 2013(1)	$0.34
Spin-Off Costs(2)	–
2012-2014 Restructuring Program costs	(0.02)
Integration Program costs	(0.01)
Gain on acquisition	0.01
Acquisition-related costs	–
Net earnings from divestitures(5)	–

Diluted EPS Attributable to Mondelēz International for the Three Months Ended March 31, 2013	$0.32

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.
(2)	Spin-Off Costs include $9 million of pre-tax Spin-Off Costs in selling, general and administrative expense for the three months ended March 31, 2013 and $39 million of pre-tax Spin-Off Costs in selling, general and administrative expense and $134 million of pre-tax Spin-Off Costs in interest expense for the three months ended March 31, 2012.
(3)	Represents the estimated benefit plan expense for the three months ended March 31, 2012 associated with certain benefit plan obligations transferred to Kraft Foods Group in the Spin-Off.
(4)	Represents interest expense associated with the assumed reduction of $6 billion of our debt on January 1, 2012 from the utilization of funds received from Kraft Foods Group in 2012 in connection with our Spin-Off capitalization plan. Note during the year ended December 31, 2012, a portion of the $6 billion of debt was retired. As such, we adjusted interest expense during this period as if this debt had been paid on January 1, 2012 to ensure consistency of our assumption and related results.
(5)	Includes divestitures and businesses for which we have entered into a sales agreement.
(6)	Excludes the favorable foreign currency impact on interest expense related to our foreign denominated debt, the change in interest expense included in Spin-Off costs and the change in interest expense associated with the assumed reduction of $6 billion of our debt on January 1, 2012 from the utilization of funds received from the $6 billion of notes Kraft Foods Group issued directly and cash proceeds distributed to us in June 2012 in connection with our Spin-Off capitalization plan.

Results of Operations by Reportable Segment

Effective January 1, 2013, we reorganized our operations and management into five reportable segments:

•	Latin America
•	Asia Pacific
•	EEMEA
•	Europe
•	North America

We changed and flattened our operating structure to reflect our greater concentration of operations in high-growth emerging markets and to further enhance collaboration across regions, expedite decision making and drive greater efficiencies to fuel our growth. We have presented our segment results reflecting the changes for all periods presented.

We manage the operations of Latin America, Asia Pacific and EEMEA by location and Europe and North America by product category.

The following discussion compares the net revenues and earnings of each of our reportable segments for the three months ended March 31, 2013 and 2012.

	For the Three Months Ended
	March 31,
	2013	2012
	(in millions)
Net revenues:
Latin America	$1,398	$1,370
Asia Pacific	1,367	1,320
EEMEA	863	849
Europe	3,458	3,494
North America	1,658	1,634

Net revenues	$8,744	$8,667

	For the Three Months Ended
	March 31,
	2013	2012
	(in millions)

Earnings before income taxes:
Operating income:
Latin America	$92	$163
Asia Pacific	189	177
EEMEA	61	138
Europe	406	426
North America	170	148
Unrealized gains / (losses) on hedging activities	19	18
General corporate expenses	(69)	(111)
Amortization of intangibles	(54)	(56)
Gains on acquisition	22	–
Acquisition-related costs	(2)	–

Operating income	834	903
Interest and other expense, net	279	487

Earnings before income taxes	$555	$416

As discussed in Note 16, Segment Reporting, management uses segment operating income to evaluate segment performance and allocate resources. We believe it is appropriate to disclose this measure to help investors analyze segment performance and trends. Coincident with the change in reportable segment structure, segment operating income for our North America region also changed to include all U.S. pension plan expenses, a portion of which was previously excluded from segment operating results evaluated by management as the costs were centrally managed. Segment operating income excludes unrealized gains and losses on hedging activities (which are a component of cost of sales), general corporate expenses (which are a component of selling, general and administrative expenses), amortization of intangibles, gains and losses on divestitures and acquisitions, and acquisition-related costs (which are a component of selling, general and administrative expenses) for all periods presented. We exclude the unrealized gains and losses on hedging activities from segment operating income in order to provide better transparency of our segment operating results. Once realized, we record the gains and losses on hedging activities within segment operating results. We exclude general corporate expenses, amortization of intangibles, gains and losses on divestitures and acquisitions and acquisition-related costs from segment operating income in order to provide better transparency of our segment operating results.

In February 2013, the Venezuela government announced the devaluation of the official Venezuelan bolivar exchange rate from 4.30 bolivars to 6.30 bolivars to the U.S. dollar and the elimination of the second-tier, government-regulated SITME exchange rate previously applied to value certain types of transactions. In connection with the announced changes which were effective on February 13, 2013, we recorded a $54 million unfavorable foreign currency charge related to the devaluation of our net monetary assets in Venezuela in selling, general and administrative expenses within our Latin America segment in the three months ended March 31, 2013. We also incurred approximately $7 million of net unfavorable devaluation-related foreign currency impacts within our pretax earnings during the first quarter of 2013 related to translating the earnings of our Venezuelan subsidiary to the U.S. dollar at the new exchange rate.

In connection with our 2012-2014 Restructuring Program, we recorded restructuring charges of $40 million for the three months ended March 31, 2013 and $22 million for the three months ended March 31, 2012. We also recorded implementation costs of $4 million for the three months ended March 31, 2013. We recorded the restructuring charges in operations, as a part of asset impairment and exit costs, and recorded the implementation costs in operations, as a part of cost of sales and selling, general and administrative expenses. These charges are recorded primarily within our North America and Europe segments.

We recorded Integration Program charges of $21 million during the three months ended March 31, 2013 and $43 million for the three months ended March 31, 2012. We recorded these charges in operations, as a part of selling, general and administrative expenses within our Europe, Latin America, Asia Pacific and EEMEA segments.

In March 2012, we sold property located in Russia which generated cash proceeds of $72 million and we recorded a pre-tax gain of $55 million which was recorded within selling, general and administrative expenses in our EEMEA segment.

Net changes in unrealized gains / (losses) on hedging activities were favorable, primarily related to gains on foreign currency contracts and commodity hedging activity of $19 million for the three months ended March 31, 2013, and were favorable due to gains of $18 million for the three months ended March 31, 2012.

The decrease in general corporate expenses for the three months ended March 31, 2013 was due primarily to lower Spin-Off Costs within general corporate expenses, as we recorded $9 million of Spin-Off Costs in the three months ended March 31, 2013 as compared to $39 million in the three months ended March 31, 2012.

The decrease in interest and other expense, net for the three months ended March 31, 2013 was due primarily to lower Spin-Off Costs within interest expense, as we recorded $134 million of Spin-Off Costs within interest expense in the three months ended March 31, 2012.

Latin America

	For the Three Months Ended
	March 31,
	2013	2012	$ change	% change
	(in millions)
Net revenues	$1,398	$1,370	$28	2.0%
Segment operating income	92	163	(71)	(43.6%	)

Net revenues increased $28 million (2.0%), due to higher net pricing (9.4 pp) and favorable volume/mix (3.2 pp), partially offset by unfavorable foreign currency (10.6 pp). Higher net pricing was reflected primarily in Venezuela, Brazil, Argentina and Uruguay. Favorable volume/mix was driven primarily by Brazil, Mexico and Venezuela. Unfavorable foreign currency was due primarily to the Venezuelan bolivar devaluation and the strength of the U.S. dollar relative to the Brazilian real and Argentinean peso, partially offset by the strength of the Mexican peso relative to the U.S. dollar.

Segment operating income decreased $71 million (43.6%), due to unfavorable foreign currency including the impact from the devaluation of net monetary assets in Venezuela, higher manufacturing costs, higher raw material costs and higher other selling, general and administrative expenses, partially offset by higher net pricing, favorable volume/mix, lower advertising and consumer promotion costs and lower Integration Program costs.

Asia Pacific

	For the Three Months Ended
	March 31,
	2013	2012	$ change	% change
	(in millions)
Net revenues	$1,367	$1,320	$47	3.6%
Segment operating income	189	177	12	6.8%

Net revenues increased $47 million (3.6%), due to favorable volume/mix (4.1 pp) and higher net pricing (1.7 pp), partially offset by unfavorable foreign currency (2.2 pp). Favorable volume/mix was driven primarily by China, Philippines and Malaysia. Higher net pricing was reflected primarily in India, China, Philippines and Thailand. Unfavorable foreign currency was due primarily to the strength of the U.S. dollar relative to the Indian rupee and the Australian dollar.

Segment operating income increased $12 million (6.8%), due primarily to higher net pricing, a 2012 asset impairment charge related to a trademark in Japan, favorable volume/mix, lower manufacturing costs and lower Integration Program costs, partially offset by higher raw material costs, higher other selling, general and administrative expenses and higher advertising and consumer promotion costs.

EEMEA

	For the Three Months Ended
	March 31,
	2013	2012	$ change	% change
	(in millions)
Net revenues	$863	$849	$14	1.6%
Segment operating income	61	138	(77)	(55.8%	)

Net revenues increased $14 million (1.6%), due to favorable volume/mix (7.4 pp) and the impact of the acquisition of a biscuit operation in Morocco (1.4 pp), partially offset by lower net pricing (3.4 pp), unfavorable foreign currency (3.3 pp) and the impact of divestitures (0.5 pp). Favorable volume/mix was driven primarily by Ukraine, Russia, Egypt and West Africa. Lower net pricing was reflected across most of the region, primarily in Russia, Ukraine and Gulf Cooperation Council (GCC) countries. Unfavorable foreign currency was due to the strength of the U.S. dollar relative to most foreign currencies in the region, primarily the South African rand, Egyptian pound and Turkish lira. The acquisition in Morocco added $12 million in net revenues for the quarter.

Segment operating income decreased $77 million (55.8%), due primarily to the 2012 gain on the sale of property in Russia, lower net pricing, higher other selling, general and administrative expenses, higher advertising and consumer promotion costs and unfavorable foreign currency, partially offset by favorable volume/mix, lower raw material costs and lower manufacturing costs.

Europe

	For the Three Months Ended
	March 31,
	2013	2012	$ change	% change
	(in millions)
Net revenues	$3,458	$3,494	$(36)	(1.0%	)
Segment operating income	406	426	(20)	(4.7%	)

Net revenues decreased $36 million (1.0%), due to the impact of divestitures (1.4 pp) and lower pricing (1.2 pp), partially offset by favorable volume/mix (1.3 pp) and favorable foreign currency (0.3 pp). Favorable foreign currency primarily reflected the strength of the euro and Swedish krona relative to the U.S. dollar, mostly offset by the strength of the U.S. dollar relative to the British pound sterling. Lower net pricing was reflected primarily in coffee and cheese & grocery. Favorable volume/mix was driven by higher shipments in chocolate and biscuits, partially offset by lower shipments in gum & candy and cheese & grocery.

Segment operating income decreased $20 million (4.7%), due primarily to lower net pricing, costs incurred for the 2012-2014 Restructuring Program, higher other selling, general and administrative expenses and the impact of divestitures, partially offset by favorable volume/mix, lower raw material costs (primarily coffee) and lower Integration Program costs.

North America

	For the Three Months Ended
	March 31,
	2013	2012	$ change	% change
	(in millions)
Net revenues	$1,658	$1,634	$24	1.5%
Segment operating income	170	148	22	14.9%

Net revenues increased $24 million (1.5%), due to higher net pricing (1.5 pp) and favorable volume/mix (0.9 pp), partially offset by the impact of divestitures (0.8 pp) and unfavorable foreign currency (0.1 pp). Higher net pricing was reflected primarily in biscuits and chocolate, partially offset by lower net pricing in gum & candy. Favorable volume/mix was driven primarily by higher shipments in biscuits, partially offset by lower shipments in gum and chocolate.

Segment operating income increased $22 million (14.9%), due primarily to higher net pricing, lower pension expenses due to the transfer of certain benefit plan obligations to Kraft Foods Group in the Spin-Off and favorable volume/mix, partially offset by higher raw material costs, higher manufacturing costs and higher selling, general and administrative expenses (including advertising and consumer promotion costs).

Liquidity and Capital Resources

We believe that cash from operations, our $4.5 billion revolving credit facility, our commercial paper program and our authorized long-term financing will provide sufficient liquidity to meet our working capital needs, planned capital expenditures, future contractual obligations and payment of our anticipated quarterly dividends. We continue to utilize our commercial paper program and primarily uncommitted international credit lines for regular funding requirements. We also use intercompany loans with foreign subsidiaries to improve financial flexibility. Overall, we do not expect any negative effects to our funding sources that would have a material effect on our liquidity, including the permanent reinvestment of our foreign earnings.

The cash flow activity of the Kraft Foods Group discontinued operation is included within our consolidated cash flow results for periods prior to the October 1, 2012 Spin-Off date. As such, Kraft Foods Group’s cash flow results are included in the consolidated cash flow activity presented for the three months ended March 31, 2012.

Net Cash Used In Operating Activities:

During the first quarter of 2013, net cash used in operating activities was $385 million, compared with $851 million used in the first quarter of 2012. The decrease in cash used in operating cash flows primarily relates to lower working capital costs (mainly due to increased collection of receivables as well as a decrease in inventory levels due to the earlier Easter holiday in 2013), lower interest payments and increased earnings from our continuing operations.

Net Cash Used in Investing Activities:

During the first quarter of 2013, net cash used in investing activities was $298 million, compared with $244 million used in the first quarter of 2012. The increase in cash used in investing activities primarily relates to $119 million of cash paid, net of cash received, in connection with the acquisition of a biscuit operation in Morocco, which was partially offset by lower capital expenditures primarily due to the inclusion of Kraft Foods Group capital expenditures in 2012, and $55 million received from Kraft Foods Group during the first quarter of 2013 related to employee stock awards exchanged at the time of the Spin-Off.

Net Cash Provided by / Used in Financing Activities:

During the first quarter of 2013, net cash used in financing activities was $993 million, compared with $917 million provided in the first quarter of 2012. The change in cash flows from financing activities was primarily due to higher net proceeds from the issuance of short and long-term debt during the first quarter of 2012, partially offset by lower net repayments of primarily long-term debt in the first quarter of 2013 (both the issuance and repayments in the first quarter of 2012 were primarily driven by our Spin-Off capitalization plan), lower dividend payments in the first quarter of 2013 reflecting our new capital structure and dividend rate following the Spin-Off, and lower proceeds from stock option exercises in the first quarter of 2013.

Borrowing Arrangements:

We maintain a $4.5 billion four-year senior unsecured revolving credit facility agreement which expires in April 2015. On April 4, 2013, we amended a debt covenant in the credit facility agreement to reflect our new capital structure following the divestiture of Kraft Foods Group. We are now required to maintain a minimum total shareholders’ equity, excluding accumulated other comprehensive earnings / (losses), of at least $24.6 billion. At March 31, 2013, we met the covenant as our total shareholders’ equity, excluding accumulated other comprehensive earnings / (losses), was $35.2 billion. The revolving credit facility agreement also contains customary representations, covenants and events of default. However, there are no other financial covenants, credit rating triggers or provisions that could require us to post collateral as security. We intend to use the revolving credit facility for general corporate purposes, including for working capital purposes and to support our commercial paper program. As of March 31, 2013, no amounts were drawn on this credit facility.

Some of our international subsidiaries maintain primarily uncommitted credit lines to meet short-term working capital needs. Collectively, these credit lines amounted to $2.3 billion at March 31, 2013. In the aggregate, borrowings on these lines were $203 million at March 31, 2013 and $274 million at December 31, 2012.

Long-Term Debt:

On February 11, 2013 $750 million of our 6.00% notes matured. The notes and accrued interest to date were paid with cash on hand.

On January 10, 2012, we issued $800 million of floating rate notes which bear interest equal to the three-month LIBOR plus 0.875%. We received net proceeds of $798.8 million from the issuance. On September 24, 2012, the notes were redeemed at a redemption price equal to 100% of the aggregate principal amount of the notes, or $800 million, plus accrued and unpaid interest of $2 million.

We expect to continue to comply with our long-term debt covenants. Refer to our Annual Report on Form 10-K for the year ended December 31, 2012 for further details of our debt covenants.

Total Debt:

Our total debt was $18.5 billion at March 31, 2013 and $19.4 billion at December 31, 2012. Our debt-to-capitalization ratio was 0.37 at March 31, 2013 and 0.38 at December 31, 2012. At March 31, 2013, the weighted-average term of our outstanding long-term debt was 9.0 years.

From time to time we refinance long-term and short-term debt. The nature and amount of our long-term and short-term debt and the proportionate amount of each will vary as a result of future business requirements, market conditions and other factors. As of March 31, 2013, we had $11.2 billion remaining in long-term financing authority from our Board of Directors.

In the next 12 months, $3.3 billion of long-term debt will mature as follows: $1.0 billion in May 2013, $1.8 billion in October 2013 and $500 million February 2014. We expect to fund these repayments with cash from operations, the issuance of commercial paper or the issuance of additional debt.

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

During the first three months of 2013, our aggregate commodity costs increased over the comparable prior year period, primarily as a result of packaging material and grain and oil costs. We expect the price volatility and higher cost environment to continue over the remainder of the year. We address higher commodity costs primarily through higher pricing, lower manufacturing costs due to our end-to-end cost management program and overhead cost control. We expect to continue to use these measures to address further commodity cost increases.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

There were no material changes to our off-balance sheet arrangements and aggregate contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012. We also do not expect a material change in the effect these arrangements and obligations will have on our liquidity. See Note 12, Commitments and Contingencies, for a discussion of guarantees.

Equity and Dividends

Stock Plans:

See Note 11, Stock Plans, for more information on our stock plans and award activity for the three months ended March 31, 2013.

Dividends:

We paid dividends of $232 million in the first quarter of 2013 and $514 million in the first quarter of 2012. Following the Spin-Off of Kraft Foods Group, our expected annual dividend rate is $0.52 per common share. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.

Stock Repurchase Program:

On March 12, 2013, our Board of Directors authorized the repurchase of up to the lesser of 40 million shares or $1.2 billion of our Common Stock. The primary purpose of the program will be to offset dilution from our equity compensation plans. Repurchases under the program are determined by management and are wholly discretionary. No shares were repurchased under this program during the three months ended March 31, 2013.

Significant Accounting Estimates

We prepare our condensed consolidated financial statements in conformity with U.S. GAAP. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Our significant accounting policies are described in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012. Our significant accounting estimates are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2012. See Note 1, Basis of Presentation, for a discussion of the impact of new accounting standards. There were no changes in our accounting policies in the current period that had a material impact on our financial statements.

New Accounting Guidance

See Note 1, Basis of Presentation, for a discussion of new accounting guidance.

Contingencies

See Note 12, Commitments and Contingencies, and Part II, Item 1. Legal Proceedings for a discussion of contingencies.

Forward-Looking Statements

This report contains a number of forward-looking statements. Words, and variations of words, such as “expect,” “plan,” “objective,” “outlook,” “intend,” “will,” “further enhance,” “expedite,” “drive,” “focus,” “believe,” “estimate” and similar expressions are intended to identify our forward-looking statements, including but not limited to those related to the impacts of our segment reorganization, including growth prospects; our Spin-Off Costs; price volatility; cost environment; measures to address increased costs; raw material prices and supply; new laws and regulations; our Legal Matters; Cadbury synergies; 2012-2014 Restructuring Program costs; Integration Program costs; deferred tax assets; our accounting estimates; employee benefit plan net expenses, obligations and assumptions; pension expenses, contributions and assumptions; our liquidity, funding sources and uses of funding; capital expenditures and funding; financial and long-term debt covenants; debt repayment and funding; guarantees; our aggregate contractual obligations; dividends; our 2013 Outlook, in particular, 2013 Organic Net Revenue growth and Operating EPS; our stock repurchase program; and our risk management program, including the use of financial instruments for hedging activities.

These forward-looking statements involve risks and uncertainties, many of which are beyond our control. Important factors that could cause actual results to differ materially from those in our forward-looking statements include, but are not limited to, continued volatility of commodity and other input costs, pricing actions, increased competition, consolidation of large retail customers, risk of adverse changes in our supplier or customer base, our ability to innovate and differentiate our products, increased costs of sales, regulatory or legal restrictions, actions or delays, our ability to protect our intellectual property and intangible assets, a shift in our product mix to lower margin offerings, private label, perceived or actual product quality issues or product recalls, risks from operating globally, unanticipated disruptions to our business, continued consumer weakness, weakness in economic conditions, volatility of capital or other markets, risks related to use of information technologies, our labor force and tax law changes. For additional information on these and other factors that could affect our forward-looking statements, see our risk factors, as they may be amended from time to time, set forth in our filings with the SEC, including our most recently filed Annual Report on Form 10-K. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this report.

Outlook

We continue to expect our 2013 Organic Net Revenue growth to be at the low end of our long-term growth target of 5 to 7 percent. We are raising our 2013 Operating EPS outlook to $1.55 to $1.60 as we flow through a portion of the benefit from discrete tax items. Our operating EPS guidance is based on 2012 average currency rates and includes the estimated ($0.04) impact of the write-down of the net monetary assets and the translation of operating income for the company’s Venezuelan business stemming from that government’s decision to devalue its currency to a fixed rate of 6.30/$US on February 8, 2013.

We manage our growth and our business through a virtuous cycle. We take profits and reinvest savings to pursue additional targeted growth opportunities within our portfolio of power brands and priority markets.

See our Non-GAAP Financial Measures section for additional information on our non-GAAP financial measures, Organic Net Revenue and Operating EPS.

Non-GAAP Financial Measures

We use non-GAAP financial information and believe it is useful to investors as it provides additional information to facilitate comparisons of historical operating results, identify trends in our underlying operating results and provide additional transparency on how we evaluate our business. We use certain non-GAAP financial measures to budget, make operating and strategic decisions and evaluate our performance. We disclose non-GAAP financial measures so that you have the same financial data that we use to assist you in making comparisons to our historical operating results and analyzing our underlying performance.

Our non-GAAP financial measures reflect how we evaluate our operating results currently. As new events or circumstances arise, these definitions could change over time:

•

“Organic Net Revenues” which is defined as net revenues excluding the impact of acquisitions, divestitures (including businesses under sale agreements), Integration Program costs, accounting calendar changes and foreign currency rate fluctuations.

•

“Adjusted Operating Income” which is defined as operating income excluding the impact of Spin-Off Costs, pension costs related to obligations transferred in the Spin-Off, the 2012-2014 Restructuring Program, the Integration Program, gains / losses on divestitures or acquisitions, acquisition-related costs, and the operating results of divestitures (including businesses under sale agreements). We also evaluate growth in our Adjusted Operating Income on a constant currency basis.

•

“Operating EPS” which is defined as diluted EPS attributable to Mondelēz International from continuing operations excluding the impact of Spin-Off Costs, pension costs related to the obligations transferred in the Spin-Off, the 2012-2014 Restructuring Program, the Integration Program, gains / losses on divestitures or acquisitions, acquisition-related costs, and net earnings from divestitures (including businesses under sale agreements), and including an interest expense adjustment related to the Spin-Off transaction . We also evaluate growth in our Operating EPS on a constant currency basis.

We believe that the presentation of these non-GAAP financial measures, when considered together with our U.S. GAAP financial measures and the reconciliations to the corresponding U.S. GAAP financial measures, provides you with a more complete understanding of the factors and trends affecting our business than could be obtained absent these disclosures. Because non-GAAP financial measures may vary among other companies, the non-GAAP financial measures presented in this report may not be comparable to similarly titled measures used by other companies. Our use of these non-GAAP financial measures is not meant to be considered in isolation or as a substitute for any U.S. GAAP financial measure. A limitation of these non-GAAP financial measures is they exclude items detailed below which have an impact on our U.S. GAAP reported results. The best way this limitation can be addressed is by evaluating our non-GAAP financial measures in combination with our U.S. GAAP reported results and carefully evaluating the following tables which reconcile U.S. GAAP reported figures to the non-GAAP financial measures in this Form 10-Q.

Organic Net Revenues

Using the definition of “Organic Net Revenues” above, the only adjustments made to “net revenues” (the most comparable U.S. GAAP financial measure) were to exclude the impact of foreign currency, divestitures and acquisitions. We believe that Organic Net Revenues better reflects the underlying growth from the ongoing activities of our business and provides improved comparability of results.

	For the Three Months Ended March 31,
	2013	2012	$ Change	% Change
	(in millions)

Organic Net Revenues	$8,910	$8,583	$327	3.8%
Impact of foreign currency	(197)	–	(197)	(2.2	)pp
Impact of divestitures(1)	19	84	(65)	(0.8	)pp
Impact of acquisition	12	–	12	0.1	pp

Net revenues	$8,744	$8,667	$77	0.9%

(1) Includes divestitures and businesses for which we have entered into a sales agreement.

Adjusted Operating Income

Using the definition of “Adjusted Operating Income” above, the only adjustments made to “operating income” (the most comparable U.S. GAAP financial measure) were to exclude Spin-Off Costs, pension costs related to obligations transferred in the Spin-Off, 2012-2014 Restructuring Program costs, Integration Program costs, gain on acquisition, acquisition-related costs and operating income from divestitures. We also evaluate Adjusted Operating Income on a constant currency basis. We believe that Adjusted Operating Income provides improved comparability of operating results.

	For the Three Months Ended March 31,
	2013	2012	$ Change	% Change
	(in millions)

Adjusted Operating Income (constant currency)	$979	$1,020	$(41)	(4.0)%
Impact of foreign currency	(84)	–	(84)	(8.3	)pp

Adjusted Operating Income	$895	$1,020	$(125)	(12.3)%
Spin-Off costs	(9)	(39)	30	2.8	pp
Spin-Off pension expense adjustment(1)	–	(23)	23	2.2	pp
2012-2014 Restructuring Program	(44)	(22)	(22)	(2.5	)pp
Integration Program	(21)	(43)	22	1.8	pp
Gain on acquisition	22	–	22	2.2	pp
Acquisition-related costs	(2)	–	(2)	(0.2	)pp
Operating income from divestitures(2)	(7)	10	(17)	(1.6	)pp

Operating income	$834	$903	$(69)	(7.6)%

(1)	Represents the estimated benefit plan expense for the three months ended March 31, 2012 associated with certain benefit plan obligations transferred to Kraft Foods Group in the Spin-Off.
(2)	Includes divestitures and businesses for which we have entered into a sales agreement.

Operating EPS

Using the definition of “Operating EPS” above, the only adjustments made to “diluted EPS attributable to Mondelēz International from continuing operations” (the most comparable U.S. GAAP financial measure) were to exclude Spin-Off Costs, pension costs related to obligations transferred in the Spin-Off, interest expense adjustment related to the Spin-Off transaction, 2012-2014 Restructuring Program costs, Integration Program costs, gain on acquisition, acquisition-related costs and net earnings from divestitures. We also evaluate Operating EPS on a constant currency basis. We believe Operating EPS provides improved comparability of operating results.

	For the Three Months Ended March 31,
	2013	2012	$ Change	% Change

Operating EPS (constant currency)	$0.38	$0.31	$0.07	22.6%
Impact of foreign currency	(0.04)	–	(0.04)

Operating EPS	$0.34	$0.31	$0.03	9.7%
Spin-Off Costs(1)	–	(0.06)	0.06
Spin-Off pension expense adjustment(2)	–	(0.01)	0.01
Spin-Off interest expense adjustment(3)	–	(0.03)	0.03
2012-2014 Restructuring Program	(0.02)	(0.01)	(0.01)
Integration Program	(0.01)	(0.02)	0.01
Gain on acquisition	0.01	–	0.01
Acquisition-related costs	–	–	–
Net earnings from divestitures(4)	–	0.01	(0.01)

Diluted EPS attributable to Mondelēz International from continuing operations	$0.32	$0.19	$0.13	68.4%
Discontinued operations	–	0.27	(0.27)

Diluted EPS attributable to Mondelēz International	$0.32	$0.46	$(0.14)	(30.4)%

(1)	Spin-Off Costs include $9 million of pre-tax Spin-Off Costs in selling, general and administrative expense for the three months ended March 31, 2013 and $39 million of pre-tax Spin-Off Costs in selling, general and administrative expense and $134 million of pre-tax Spin-Off Costs in interest expense for the three months ended March 31, 2012.
(2)	Represents the estimated benefit plan expense for the three months ended March 31, 2012 associated with certain benefit plan obligations transferred to Kraft Foods Group in the Spin-Off.
(3)	Represents interest expense associated with the assumed reduction of $6 billion of our debt on January 1, 2012 from the utilization of funds received from Kraft Foods Group in 2012 in connection with our Spin-Off capitalization plan. Note during the year ended December 31, 2012, a portion of the $6 billion of debt was retired. As such, we adjusted interest expense during this period as if this debt had been paid on January 1, 2012 to ensure consistency of our assumption and related results.
(4)	Includes divestitures and businesses for which we have entered into a sales agreement.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a global operation, we use certain financial instruments to manage our foreign currency exchange rate, commodity price and interest rate risks. We monitor and manage these exposures as part of our overall risk management program. Our risk management program focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. We maintain foreign currency, commodity price and interest rate risk management policies that principally use derivative instruments to reduce significant, unanticipated earnings fluctuations that may arise from volatility in foreign currency exchange rates, commodity prices and interest rates. We also sell commodity futures to unprice future purchase commitments, and we occasionally use related futures to cross-hedge a commodity exposure. We are not a party to leveraged derivatives and, by policy, do not use financial instruments for speculative purposes. There were no significant changes in the types of derivative instruments we use to hedge our exposures since December 31, 2012. Refer to Note 9, Financial Instruments, for further information on our derivative activity during the first quarter of 2013 and the types of derivative instruments we used to hedge our exposures.

Item 4. Controls and Procedures.

a)	Evaluation of Disclosure Controls and Procedures

Management, together with our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2013.

b)	Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended March 31, 2013. We determined that there were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

We routinely are involved in legal proceedings, claims and governmental inspections or investigations (“Legal Matters”) arising in the ordinary course of our business.

Information regarding Legal Matters is available in Note 12, Commitments and Contingencies, to the consolidated financial statements in this report and in the Legal Proceedings discussion in our Annual Report on Form 10-K for the year ended December 31, 2012.

While we cannot predict with certainty the results of any Legal Matters in which we are currently involved, we do not expect that the ultimate costs to resolve any of these Legal Matters individually and in the aggregate will have a material adverse effect on our financial results.

Item 1A.  Risk Factors.

There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following activity represents shares tendered to us by employees who used shares to exercise options, and who used shares to pay the related taxes for grants of restricted and deferred stock that vested. Accordingly, these are non-cash transactions.

			Total Number	Maximum Number
			of Shares	of Shares that
	Total	Average	Purchased as	May Yet Be
	Number	Price	Part of Publicly	Purchased Under
	of Shares	per Share	Announced Program (1)	The Program (1)
January 1-31, 2013	9,800	$25.28	–	–
February 1-28, 2013	648,976	27.01	–	–
March 1-31, 2013	814,014	26.93	–	40,000,000

For the Quarter Ended March 31, 2013	1,472,790	26.96	–	40,000,000

(1)	On March 13, 2013, we announced that on March 12, 2013, our Board of Directors authorized the repurchase of up to the lesser of 40 million shares or $1.2 billion of our Common Stock. The primary purpose of the program is to offset dilution from our equity compensation plans. Repurchases under the program are determined by management and are wholly discretionary. The authorization to repurchase shares under this program will end on March 12, 2016, unless it is terminated or extended by the Board of Directors. No shares were repurchased under this program during the three months ended March 31, 2013.

Item 6.  Exhibits.

Exhibit Number	Description

3.1	Articles of Restatement of the Amended and Restated Articles of Incorporation of Mondelēz International, Inc., effective March 14, 2013.

11	Computation of Per Share Earnings.*

12	Computation of Ratios of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following materials from Mondelēz International’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Equity, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Comprehensive Income, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) document and entity information.

* Data required by Item 601(b)(11) of Regulation S-K is provided in Note 15 to the condensed consolidated financial statements in this Report.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONDELĒZ INTERNATIONAL, INC.

/s/ David A. Brearton
David A. Brearton
Executive Vice President and
Chief Financial Officer

May 8, 2013