Form 10-K/A
period 2012-12-31
Mondelez International, Inc.
filed 2013-06-20
CIK 1103982

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

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of shareholders held on May 21, 2013 are incorporated by reference into Part III hereof.

Explanatory Note

Mondelēz International, Inc. is filing this Amendment No. 1 (“Amendment No. 1”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Form 10-K”) as an exhibit-only filing in response to comments received from the staff of the Securities and Exchange Commission regarding a request for confidential treatment of certain portions of Exhibit 10.2 originally filed with the Form 10-K. We are filing this Amendment No. 1 solely to re-file Exhibit 10.2 and to amend and restate Part IV Item 15(b) of the Form 10-K included in the Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, we are filing new certifications by the Company’s principal executive officer and principal financial officer as exhibits to this Amendment No. 1.

Except as described above, no other amendments or updates have been made to the Form 10-K as originally filed. This Amendment No. 1 does not reflect events after the original filing of the Form 10-K and does not modify or update any disclosures in the Form 10-K that may have been affected by subsequent events.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mondelēz International, Inc.

By:	/s/ DAVID A. BREARTON
David A. Brearton Executive Vice President And Chief Financial Officer

Dated: June 20, 2013

PART IV

Item 15. Exhibits and Financial Statement Schedules

(b)	The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

2.1	Master Sale and Purchase Agreement, by and between Groupe Danone S.A. and the Registrant, dated October 29, 2007 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007). *

2.2	Separation and Distribution Agreement between the Registrant and Kraft Foods Group, Inc., dated as of September 27, 2012 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2012). *

2.3	Canadian Asset Transfer Agreement, by and between Mondelez Canada Inc. and Kraft Canada Inc., dated as of September 29, 2012 *†

2.4	Master Ownership and License Agreement Regarding Patents, Trade Secrets and Related Intellectual Property, among Kraft Foods Global Brands LLC, Kraft Foods Group Brands LLC, Kraft Foods UK Ltd. and Kraft Foods R&D Inc., dated as of October 1, 2012 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2012).*

2.5	Master Ownership and License Agreement Regarding Trademarks and Related Intellectual Property, by and between Kraft Foods Global Brands LLC and Kraft Foods Group Brands LLC., dated as of September 27, 2012 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2012).*

3.1	Amended and Restated Articles of Incorporation of the Registrant, effective October 1, 2012 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2012).

3.2	Amended and Restated By-Laws of the Registrant, effective October 1, 2012 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2012).

4.1	The Registrant agrees to furnish copies of any instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries that does not exceed 10 percent of the total assets of the Registrant and its consolidated subsidiaries to the SEC upon request.

4.2	Indenture, by and between the Registrant and Deutsche Bank Trust Company Americas (as successor trustee to The Bank of New York and The Chase Manhattan Bank), dated as of October 17, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (Reg. No. 333-86478) filed with the SEC on April 18, 2002).

10.1	$4.5 Billion 4-Year Revolving Credit Agreement, by and among the Registrant, the initial lenders named therein, JPMorgan Securities LLC, Deutsche Bank Securities Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and HSBC Securities (USA) LLC, as joint bookrunners, and JPMorgan Chase Bank, N.A. and Deutsche Bank AG New York Branch, as co-administrative agents, dated as of April 1, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2011).

10.2	Master Professional Services Agreement, by and between Mondelēz Global LLC and HP Enterprise Services, L.L.C., as amended and restated pursuant to Amendment 90, effective October 1, 2012.**††

10.3	Tax Sharing Agreement, by and between the Registrant and Altria Group, Inc., dated as of March 30, 2007 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2007).

10.4	Tax Sharing and Indemnity Agreement, by and between the Registrant and Kraft Foods Group, Inc., dated as of September 27, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2012).

10.5	Employee Matters Agreement, by and between the Registrant and Kraft Foods Group, Inc., dated as of September 27, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2012). *

10.6	Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan, amended as of December 31, 2009 and Restated as of October 2, 2012. +†

10.7	Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Restricted Stock Agreement. +†

10.8	Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Non-Qualified U.S. Stock Option Award Agreement. +†

10.9	Mondelēz International, Inc. Long-Term Incentive Plan, effective as of January 1, 2011 and restated as of October 2, 2012. +†

10.10	Mondelēz Global LLC Supplemental Benefits Plan I, effective as of September 1, 2012. +†

10.11	Mondelēz International, Inc. Supplemental Benefits Plan II, effective as of September 1, 2012. +†

10.12	Form of Mondelēz Global LLC Amended and Restated Cash Enrollment Agreement. +†

10.13	Form of Mondelēz International Global LLC Amended and Restated Employee Grantor Trust Agreement. +†

10.14	Mondelēz International, Inc. Amended and Restated 2006 Stock Compensation Plan for Non-Employee Directors, effective as of May 24, 2011 and restated as of October 2, 2012. +†

10.15	Mondelēz International, Inc. 2001 Compensation Plan for Non-Employee Directors, amended as of December 31, 2008 and restated as of October 2, 2012. +†

10.16	Mondelēz International, Inc. Change in Control Plan for Key Executives, amended as of October 2, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2012). +

10.17	Mondelēz Global LLC Executive Deferred Compensation Plan, effective as of October 1, 2012. +†

10.18	Mondelēz Global LLC Executive Deferred Compensation Plan Adoption Agreement, effective as of October 1, 2012. +†

10.19	Deferred Compensation Plan Trust Document, by and between Mondelēz Global LLC and Wilmington Trust Retirement and Institutional Services Company, dated as of September 18, 2012. +†

10.20	Offer of Employment Letter, between the Registrant and Irene B. Rosenfeld, dated June 26, 2006 (incorporated by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006). +

10.21	Amendment to Offer of Employment Letter, between the Registrant and Irene B. Rosenfeld, amended as of December 31, 2008 (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2009). +

10.22	Performance-Contingent Restricted Stock Unit Agreement, between the Registrant and Irene B. Rosenfeld, effective as of December 19, 2012. +†

10.23	Offer of Employment Letter, between the Registrant and Sanjay Khosla, dated December 1, 2006 (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2009). +†

10.24	Amendment to Offer of Employment Letter, between the Registrant and Sanjay Khosla, amended as of December 31, 2008 (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2009). +

10.25	Agreement Upon Retirement and General Release, between the Registrant and Sanjay Khosla, dated as of December 19, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 26, 2012). +

10.26	Consulting Agreement between the Registrant and Sanjay Khosla, dated as of December 19, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 26, 2012). +

10.27	Offer of Employment Letter, between the Registrant and W. Anthony Vernon, dated June 17, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2009). +

10.28	Amendment to Offer of Employment Letter, between the Registrant and W. Anthony Vernon, amended as of November 23, 2009 (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2010). +

10.29	Offer of Employment Letter, between the Registrant and Daniel P. Myers, dated June 20, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2011). +

10.30	Offer of Employment Letter, between the Registrant and John T. Cahill, dated December 3, 2011 (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2012). +

10.31	Offer of Employment Letter, between the Registrant and Tracey Belcourt, dated July 8, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2012). +

10.32	Form of Indemnification Agreement for Non-Employee Directors (incorporated by reference to 10.28 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2009). +

10.33	Indemnification Agreement between the Registrant and Irene B. Rosenfeld, dated January 27, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 2, 2009). +

11	Computation of Per Share Earnings***

12.1	Computation of Ratios of Earnings to Fixed Charges.†

21.1	Subsidiaries of the Registrant.†

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.†

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.3	Certification of the Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.††

31.4	Certification of the Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.††

32.1	Certifications of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.1	The following materials from Mondelēz International’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Equity, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Comprehensive Earnings, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.°

*	Upon request, Mondelēz International, Inc. agrees to furnish to the U.S. Securities and Exchange Commission, on a supplemental basis, a copy of any omitted schedule or exhibit to such agreement.

**	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and have been separately filed with the Securities and Exchange Commission.

***	Data required by Item 601(b)(11) of Regulation S-K is provided in Note 15 to the consolidated financial statements in this Report

+	Indicates a management contract or compensatory plan or arrangement.

†	Incorporated by reference to the corresponding exhibit to the Original Form 10-K Filing.

††	Filed herewith.

°	Incorporated by reference to the corresponding exhibit to the Original Form 10-K Filing. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.