Form 10-Q
period 2013-06-30
Mondelez International, Inc.
filed 2013-08-08
CIK 1103982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

At July 31, 2013, there were 1,780,665,630 shares of the registrant’s Class A common stock outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of U.S. dollars, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net revenues	$8,595	$8,527	$17,339	$17,194
Cost of sales	5,364	5,316	10,866	10,788

Gross profit	3,231	3,211	6,473	6,406
Selling, general and administrative expenses	2,269	2,194	4,601	4,386
Asset impairment and exit costs	48	27	92	71
Gains on acquisition and divestitures, net	(6)	–	(28)	–
Amortization of intangibles	55	53	109	109

Operating income	865	937	1,699	1,840

Interest and other expense, net	235	344	514	831

Earnings from continuing operations before income taxes	630	593	1,185	1,009

Provision / (benefit) for income taxes	13	103	(6)	180

Earnings from continuing operations	617	490	1,191	829

Earnings from discontinued operations, net of income taxes	–	544	–	1,024

Net earnings	617	1,034	1,191	1,853

Noncontrolling interest	1	5	7	11

Net earnings attributable to Mondelēz International	$616	$1,029	$1,184	$1,842

Per share data:
Basic earnings per share attributable to Mondelēz International:
Continuing operations	0.34	0.27	0.66	0.46
Discontinued operations	–	0.31	–	0.58

Net earnings attributable to Mondelēz International	$0.34	$0.58	$0.66	$1.04

Diluted earnings per share attributable to Mondelēz International:
Continuing operations	0.34	0.27	0.66	0.46
Discontinued operations	–	0.31	–	0.57

Net earnings attributable to Mondelēz International	$0.34	$0.58	$0.66	$1.03

Dividends declared	$0.13	$0.29	$0.26	$0.58

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Earnings

(in millions of U.S. dollars)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net earnings	$617	$1,034	$1,191	$1,853
Other comprehensive earnings / (losses):
Currency translation adjustment:
Translation adjustment	(938)	(1,358)	(1,709)	(198)
Tax (expense) / benefit	7	(28)	(30)	9
Pension and other benefits:
Net actuarial gain / (loss) arising during period	(9)	80	(3)	109
Reclassification of losses / (gains) into net earnings:
Amortization of experience losses and prior service costs	47	117	97	249
Settlement losses	2	40	5	60
Tax (expense) / benefit	(9)	(87)	(26)	(140)
Derivatives accounted for as hedges:
Net derivative gains / (losses)	92	(390)	123	(356)
Reclassification of losses / (gains) into net earnings	22	18	45	143
Tax (expense) / benefit	(42)	151	(58)	71

Total other comprehensive earnings / (losses)	(828)	(1,457)	(1,556)	(53)

Comprehensive earnings / (losses)	(211)	(423)	(365)	1,800
less: Comprehensive earnings / (losses) attributable to noncontrolling interests	1	(10)	–	5

Comprehensive earnings / (losses) attributable to Mondelēz International	$(212)	$(413)	$(365)	$1,795

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions of U.S. dollars, except share data)

(Unaudited)

	June 30,	December 31,
	2013	2012

ASSETS
Cash and cash equivalents	$2,476	$4,475
Receivables (net of allowances of $98 in 2013 and $118 in 2012)	5,989	6,129
Inventories, net	3,937	3,741
Deferred income taxes	478	542
Other current assets	858	735

Total current assets	13,738	15,622

Property, plant and equipment, net	9,703	10,010
Goodwill	25,181	25,801
Intangible assets, net	21,869	22,552
Prepaid pension assets	27	18
Other assets	1,305	1,475

TOTAL ASSETS	$71,823	$75,478

LIABILITIES
Short-term borrowings	$756	$274
Current portion of long-term debt	2,319	3,577
Accounts payable	4,316	4,642
Accrued marketing	2,104	2,484
Accrued employment costs	981	1,038
Other current liabilities	2,657	2,858

Total current liabilities	13,133	14,873

Long-term debt	14,986	15,574
Deferred income taxes	6,084	6,302
Accrued pension costs	2,720	2,885
Accrued postretirement health care costs	458	451
Other liabilities	2,893	3,038

TOTAL LIABILITIES	40,274	43,123

Commitments and Contingencies (Note 12)

EQUITY
Common Stock, no par value (1,996,537,778 shares issued in 2013 and 2012)	–	–
Additional paid-in capital	31,472	31,548
Retained earnings	11,117	10,457
Accumulated other comprehensive losses	(4,182)	(2,633)
Treasury stock, at cost	(7,000)	(7,157)

Total Mondelēz International Shareholders’ Equity	31,407	32,215
Noncontrolling interest	142	140

TOTAL EQUITY	31,549	32,355

TOTAL LIABILITIES AND EQUITY	$71,823	$75,478

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(in millions of U.S. dollars, except per share data)

(Unaudited)

	Mondelēz International Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings / (Losses)	Treasury Stock	Noncontrolling Interest	Total Equity

Balances at January 1, 2012	$–	$31,318	$18,012	$(6,637)	$(7,476)	$111	$35,328
Comprehensive earnings / (losses):
Net earnings	–	–	3,028	–	–	27	3,055
Other comprehensive earnings / (losses), net of income taxes	–	–	–	(304)	–	6	(298)
Exercise of stock options and issuance of other stock awards	–	141	(53)	–	319	–	407
Cash dividends declared ($1.00 per share)	–	–	(1,775)	–	–	–	(1,775)
Spin-Off of Kraft Foods Group, Inc.	–	89	(8,755)	4,308	–	–	(4,358)
Dividends paid on noncontrolling interest and other activities	–	–	–	–	–	(4)	(4)

Balances at December 31, 2012	$–	$31,548	$10,457	$(2,633)	$(7,157)	$140	$32,355
Comprehensive earnings / (losses):
Net earnings	–	–	1,184	–	–	7	1,191
Other comprehensive earnings / (losses), net of income taxes	–	–	–	(1,549)	–	(7)	(1,556)
Exercise of stock options and issuance of other stock awards	–	(75)	(60)	–	254	–	119
Cash dividends declared ($0.26 per share)	–	–	(464)	–	–	–	(464)
Common Stock repurchased	–	–	–	–	(97)	–	(97)
Acquisitions of noncontrolling interest and other activities	–	(1)	–	–	–	2	1

Balances at June 30, 2013	$–	$31,472	$11,117	$(4,182)	$(7,000)	$142	$31,549

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions of U.S. dollars)

(Unaudited)

	For the Six Months Ended
	June 30,
	2013	2012
CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES
Net earnings	$1,191	$1,853
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	532	709
Stock-based compensation expense	68	93
Deferred income tax benefit	(166)	(90)
Gains on acquisition and divestitures, net	(28)	–
Asset impairments	27	75
Other non-cash expense, net	97	14
Change in assets and liabilities:
Receivables, net	25	(298)
Inventories, net	(337)	(514)
Accounts payable	(170)	(384)
Other current assets	(22)	(2)
Other current liabilities	(807)	(429)
Change in pension and postretirement assets and liabilities, net	8	181

Net cash provided by operating activities	418	1,208

CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES
Capital expenditures	(568)	(740)
Acquisition, net of cash received	(119)	–
Proceeds from divestitures, net of disbursements	48	–
Cash received from Kraft Foods Group related to the Spin-Off	55	–
Other	2	96

Net cash used in investing activities	(582)	(644)

CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES
Net (repayments) / issuance of short-term borrowings	497	66
Long-term debt proceeds	–	6,772
Long-term debt repaid	(1,749)	(3,542)
Repurchase of Common Stock	(92)	–
Dividends paid	(464)	(1,025)
Other	80	(145)

Net cash (used in) / provided by financing activities	(1,728)	2,126

Effect of exchange rate changes on cash and cash equivalents	(107)	(21)

Cash and cash equivalents:
Increase / (decrease)	(1,999)	2,669
Balance at beginning of period	4,475	1,974

Balance at end of period	$2,476	$4,643

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

Accounting Calendar Change:

In connection with moving toward a common consolidation date across the company, in the first quarter of 2013, we changed the consolidation date for our Europe segment. Previously, this segment primarily reported results as of the last Saturday of each period. Subsequent to the change, our Europe segment reports results as of the last calendar day of the period. At this time, the majority of our operating subsidiaries report results as of the last calendar day of the period. Our North American operating subsidiaries report results as of the last Saturday of the period. The change in the consolidation date for our Europe segment did not have a material impact on our financial results for the three and six months ended June 30, 2013.

Discontinued Operation:

On October 1, 2012, we completed the spin-off of our former North American grocery business, Kraft Foods Group, Inc. (“Kraft Foods Group”) by distributing 100% of the outstanding shares of common stock of Kraft Foods Group to holders of our Common Stock (the “Spin-Off”). We retained our global snacks business along with other food and beverage categories. The divested Kraft Foods Group is presented as a discontinued operation on the condensed consolidated statements of earnings for the three and six months ended June 30, 2012. The other comprehensive earnings and cash flows of Kraft Foods Group are included within our condensed consolidated statements of equity, comprehensive earnings and cash flows in the prior-year period through October 1, 2012. The results from the discontinued operation are discussed in additional detail in Note 2, Divestitures and Acquisition.

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

We changed and flattened our operating structure to reflect our greater concentration of operations in high-growth emerging markets and to further enhance collaboration across regions, expedite decision making and drive greater efficiencies to fuel our growth. Coincident with the change in segment structure, segment operating income for our North America region also changed to include all U.S. pension plan expenses, a portion of which was previously excluded from segment operating results evaluated by management as the costs were centrally managed. We have presented our segment results reflecting these changes for all periods presented.

Highly Inflationary Accounting:

On February 8, 2013, the Venezuelan government announced the devaluation of the official Venezuelan bolivar exchange rate from 4.30 bolivars to 6.30 bolivars to the U.S. dollar and the elimination of the second-tier, government-regulated SITME exchange rate previously applied to value certain types of transactions. In connection with the announced changes, which were effective on February 13, 2013, we recorded a $54 million unfavorable foreign currency charge related to the devaluation of our net monetary assets in Venezuela in selling, general and administrative expenses within our Latin America segment in the three months ended March 31, 2013. We also incurred net unfavorable devaluation-related foreign currency impacts within our pretax earnings of approximately $17 million during the three months and $24 million during the six months ended June 30, 2013 related to translating the earnings of our Venezuelan subsidiary to the U.S. dollar at the new exchange rate.

We began accounting for the results of our Venezuelan subsidiaries in U.S. dollars effective January 1, 2010, as prescribed under U.S. GAAP for highly inflationary economies. We use the official Venezuelan bolivar exchange rate to translate the results of our Venezuelan operations into U.S. dollars. During 2012, we recorded immaterial foreign currency impacts in connection with highly inflationary accounting for Venezuela.

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

In March 2013, the FASB issued an accounting standards update on a parent company’s accounting for the cumulative translation adjustment (“CTA”) upon derecognition of certain subsidiaries or groups of assets within a foreign entity or an investment in a foreign entity. The guidance is effective for us on January 1, 2014. We plan to comply with the new requirement in connection with dispositions that occur after that date and are within the scope of the standard. Application of the standard will impact the net gain or loss recognized on future dispositions.

Subsequent Events:

We evaluated subsequent events and included all accounting and disclosure requirements related to material subsequent events in our condensed consolidated financial statements and related notes. See Note 11, Stock Plans, Note 12, Commitments and Contingencies and Note 17, Subsequent Events.

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

Summary results of operations for Kraft Foods Group through June 30, 2012 were as follows:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2012	June 30, 2012
	(in millions)	(in millions)

Net revenues	$4,759	$9,185

Earnings before income taxes	$857	$1,579
Provision for income taxes	313	555

Earnings from discontinued operations, net of income taxes	$544	$1,024

The results of the Kraft Foods Group discontinued operation exclude certain corporate and business unit costs, which we allocated to Kraft Foods Group historically and which continued at Mondelēz International after the Spin-Off. These costs include primarily corporate overheads, information systems and sales force support. On a pre-tax basis, these costs were estimated to be $48 million for the three months and $102 million for the six months ended June 30, 2012.

In March 2013, we collected $55 million from Kraft Foods Group related to the net cash settlement of stock awards held by our respective employees at the time of the Spin-Off.

Spin-Off Costs:

Our results include one-time Spin-Off transaction, transition and financing and related costs (“Spin-Off Costs”) we have incurred to date. We recorded Spin-Off Costs of $15 million in the three months and $24 million in the six months ended June 30, 2013 and $128 million in the three months and $301 million in the six months ended June 30, 2012. The Spin-Off Costs were recorded within pre-tax earnings as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in millions)		(in millions)

Selling, general and administrative expenses	$15	$100	$24	$139
Interest and other expense, net	–	28	–	162

Spin-Off Costs	$15	$128	$24	$301

We expect to incur Spin-Off Costs of approximately $100 million in 2013 related primarily to human resources, customer service and logistics and information systems and processes as well as legal costs associated with revising intellectual property and other long-term agreements.

Acquisition, Other Divestitures and Sale of Property:

During the three months ended June 30, 2013, we completed two divestitures within our EEMEA segment which generated cash proceeds of $48 million during the quarter and pre-tax gains of $6 million. The divestitures included a salty snacks business in Turkey and a confectionery business in South Africa. The aggregate operating results of these divestitures were not material to our condensed consolidated financial statements during the periods presented.

On February 22, 2013, we acquired the remaining interest in a biscuit operation in Morocco, which is now a wholly-owned subsidiary within our EEMEA segment. We paid net cash consideration of $119 million, consisting of $155 million purchase price net of cash acquired of $36 million. Prior to the acquisition, our interest in the operation was accounted for under the equity method. As a result of obtaining a controlling interest, we consolidated the operation and recorded a preliminary estimate of the fair value of acquired assets (including estimated identifiable intangible assets of $111 million), the liabilities assumed and estimated goodwill of $159 million. We also recorded a pre-tax gain of $22 million related to the remeasurement of our previously-held equity interest in the operation to fair value in accordance with U.S. GAAP. Acquisition costs of $7 million were included within selling, general and administrative expenses and interest and other expense, net during the six months ended June 30, 2013. The operating results of the acquisition were not material to our condensed consolidated financial statements as of and for the three and six months ended June 30, 2013.

During the three months ended December 31, 2012, we also completed several divestitures within our Europe segment which generated cash proceeds of $200 million and pre-tax gains of $107 million. The divestitures primarily included a dinners and sauces grocery business in Germany and Belgium and a canned meat business in Italy. The aggregate operating results of these divestitures were not material to our condensed consolidated financial statements as of and for the three and six months ended June 30, 2012.

In 2012, we sold property in Russia and Turkey within our EEMEA segment. The Turkey property sale generated a $22 million pre-tax gain in the second quarter of 2012 and $29 million of cash proceeds which were received primarily in the fourth quarter of 2012 upon finalization of certain terms and conditions of the sale. The Russia property sale generated a $55 million pre-tax gain and $72 million of cash proceeds in the first quarter of 2012. The gains were recorded within selling, general and administrative expenses and the cash proceeds from the Russia property sale were recorded in cash flows from other investing activities in the six months ended June 30, 2012.

Note 3.  Inventories

Inventories at June 30, 2013 and December 31, 2012 were:

	June 30, 2013	December 31, 2012
	(in millions)

Raw materials	$1,254	$1,213
Finished product	2,683	2,528

Inventories, net	$3,937	$3,741

Note 4.  Property, Plant and Equipment

Property, plant and equipment at June 30, 2013 and December 31, 2012 were:

	June 30, 2013	December 31, 2012
	(in millions)

Land and land improvements	$618	$643
Buildings and building improvements	3,127	3,199
Machinery and equipment	11,791	11,992
Construction in progress	1,097	1,022

	16,633	16,856
Accumulated depreciation	(6,930)	(6,846)

Property, plant and equipment, net	$9,703	$10,010

Note 5.  Goodwill and Intangible Assets

Goodwill by reportable segment at June 30, 2013 and December 31, 2012, revised to reflect our new segment structure, was:

	June 30, 2013	December 31, 2012
	(in millions)

Latin America	$1,331	$1,413
Asia Pacific	2,570	2,738
EEMEA	2,750	2,767
Europe	9,468	9,777
North America	9,062	9,106

Goodwill	$25,181	$25,801

Intangible assets at June 30, 2013 and December 31, 2012 were:

	June 30,	December 31,
	2013	2012
	(in millions)

Non-amortizable intangible assets	$19,874	$20,408
Amortizable intangible assets	2,795	2,861

	22,669	23,269
Accumulated amortization	(800)	(717)

Intangible assets, net	$21,869	$22,552

Non-amortizable intangible assets consist substantially of brand names purchased through our acquisitions of Nabisco Holdings Corp., the Spanish and Portuguese operations of United Biscuits, the global LU biscuit business of Groupe Danone S.A. and Cadbury Limited. Amortizable intangible assets consist primarily of trademarks, customer-related intangibles, process technology, licenses and non-compete agreements. At June 30, 2013, the weighted-average life of our amortizable intangible assets was 13.3 years.

Amortization expense was $55 million for the three months and $109 million for the six months ended June 30, 2013 and $53 million for the three months and $109 million for the six months ended June 30, 2012. We currently estimate annual amortization expense for each of the next five years to be approximately $215 million.

Changes in goodwill and intangible assets consisted of:

		Intangible
	Goodwill	Assets, at Cost
	(in millions)

Balance at January 1, 2013	$25,801	$23,269
Changes due to:
Foreign currency	(766)	(705)
Acquisition	159	111
Divestitures	(10)	(6)
Other	(3)	–

Balance at June 30, 2013	$25,181	$22,669

Refer to Note 2, Divestitures and Acquisition, for additional information related to the acquisition and divestitures.

During the six months ended June 30, 2012, we recorded an impairment charge of $20 million within asset impairment and exit costs for the impairment of an intangible asset in Japan in our Asia Pacific segment.

In connection with our 2012 annual impairment testing and subsequent impairment reviews, we noted one of our reporting units, U.S. Confections, was more sensitive to near-term changes in discounted cash flow assumptions. U.S. Confections, consisting of primarily U.S. gum and candy operations, has $2,177 million of goodwill as of June 30, 2013. While the reporting unit passed the first step of the 2012 annual impairment test with an estimated excess fair value over the carrying value of net assets of 9%, if the segment operating income or other valuation assumptions were to deteriorate significantly in the future, it could adversely affect the estimated fair value of the reporting unit. We are currently evaluating our gum operations and implementing a long-term plan to improve gum operating results. If we are unsuccessful in maintaining or increasing the profitability of this business, the estimated fair value of the reporting unit may fall below carrying value and lead to a potential goodwill impairment in the future. However, we believe that it is more likely than not that the fair value of U.S. Confections exceeds its carrying value.

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

Of the $1.5 billion of 2012-2014 Restructuring Program costs, we retained approximately $925 million after the Spin-Off. Since the inception of the 2012-2014 Restructuring Program, we have incurred $209 million of the estimated $925 million total 2012-2014 Restructuring Program charges.

Restructuring Costs:

We recorded restructuring charges of $48 million in the three months and $88 million in the six months ended June 30, 2013 and $27 million in the three months and $50 million in the six months ended June 30, 2012 within asset impairment and exit costs.

Liability activity for the 2012-2014 Restructuring Program for the six months ended June 30, 2013 was (in millions):

	Severance and related costs	Asset Write-downs	Total
	(in millions)

Liability balance, January 1, 2013	$36	$–	$36
Charges	65	23	88
Cash spent	(21)	–	(21)
Non-cash settlements	(9)	(23)	(32)

Liability balance, June 30, 2013	$71	$–	$71

We spent $17 million in the three months and $21 million in the six months ended June 30, 2013 in cash severance and related costs. We also recognized non-cash pension plan settlement losses (see Note 10, Benefit Plans) and non-cash asset write-downs (including accelerated depreciation and asset impairments) totaling $23 million in the three months and $32 million in the six months ended June 30, 2013. At June 30, 2013, a $71 million restructuring liability was recorded within other current liabilities.

Implementation Costs:

Implementation costs are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. We believe the disclosure of implementation costs provides readers of our financial statements greater transparency to the total costs of our 2012-2014 Restructuring Program. We recorded implementation costs of $7 million in the three months and $11 million in the six months ended June 30, 2013 and $2 million in the three months and $1 million in the six months ended June 30, 2012. We recorded these costs within cost of sales and selling, general and administrative expenses within our Europe and North America segments. These costs primarily include reorganization costs to integrate and reorganize our operations and facilities, the discontinuance of certain product lines and the incremental expenses related to the closure of facilities, replicating our information systems infrastructure and reorganizing costs related to our sales function.

Restructuring and Implementation Costs in Operating Income:

During the three and six months ended June 30, 2013 and 2012, we recorded restructuring and implementation costs within operating income as follows:

	For the Three Months Ended June 30, 2013			For the Six Months Ended June 30, 2013
	Restructuring	Implementation		Restructuring	Implementation
	Costs	Costs	Total	Costs	Costs	Total
		(in millions)			(in millions)

Latin America	$–	–	$–	$–	$–	$–
Asia Pacific	–	–	–	–	–	–
EEMEA	3	–	3	4	–	4
Europe	18	2	20	37	4	41
North America	26	5	31	46	7	53
Corporate expenses	1	–	1	1	–	1

Total	$48	$7	$55	$88	$11	$99

	For the Three Months Ended June 30, 2012			For the Six Months Ended June 30, 2012
	Restructuring	Implementation		Restructuring	Implementation
	Costs	Costs	Total	Costs	Costs	Total
		(in millions)			(in millions)

Latin America	$5	$–	$5	$5	$–	$5
Asia Pacific	–	–	–	–	–	–
EEMEA	–	–	–	–	–	–
Europe	–	–	–	–	–	–
North America	22	2	24	45	1	46
Corporate Expenses	–	–	–	–	–	–

Total	$27	$2	$29	$50	$1	$51

Note  7. Integration Costs

Cadbury Integration Program:

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

Integration Program costs include the costs associated with combining the Cadbury operations with our operations and are separate from the costs related to the acquisition. Since the inception of the Integration Program, we have incurred approximately $1.4 billion of the estimated $1.5 billion total integration charges.

Changes in the Integration Program liability during the six months ended June 30, 2013 were (in millions):

Balance at January 1, 2013	$202
Charges	73
Cash spent	(96)
Currency / other	(1)

Balance at June 30, 2013	$178

We recorded Integration Program charges of $52 million during the three months and $73 million during the six months ended June 30, 2013 and $35 million during the three months and $78 million during the six months ended June 30, 2012. We recorded these charges in operations, as a part of selling, general and administrative expenses within our Europe, Asia Pacific, Latin America and EEMEA segments.

Other Integration Costs:

In connection with our acquisition of a biscuit operation in Morocco in February 2013, we recorded integration charges of $1 million during the three months ended June 30, 2013. We recorded these charges in selling, general and administrative expenses within our EEMEA segment. See Note 2, Divestitures and Acquisition, for more information on the acquisition.

Note 8.  Debt

Borrowing Arrangements:

We maintain a revolving credit facility that we have historically used for general corporate purposes, including for working capital purposes and to support our commercial paper program. Our $4.5 billion four-year senior unsecured revolving credit facility expires on April 1, 2015. On April 4, 2013, we amended a debt covenant in the credit facility agreement to reflect our new capital structure following the divestiture of Kraft Foods Group. We are now required to maintain a minimum total shareholders’ equity, excluding accumulated other comprehensive earnings / (losses), of at least $24.6 billion. At June 30, 2013, we met the covenant as our total shareholders’ equity, excluding accumulated other comprehensive earnings / (losses), was $35.6 billion. The revolving credit facility agreement also contains customary representations, covenants and events of default. However, there are no other financial covenants, credit rating triggers or provisions that could require us to post collateral as security. We intend to use the revolving credit facility for general corporate purposes, including for working capital purposes and to support our commercial paper program. As of June 30, 2013, no amounts were drawn on this credit facility.

Long-Term Debt:

On May 8, 2013, $1 billion of our 2.625% notes matured. The notes and accrued interest to date were paid with cash on hand and the issuance of commercial paper.

On February 11, 2013, $750 million of our 6.00% notes matured. The notes and accrued interest to date were paid with cash on hand.

Fair Value of Our Debt:

The fair value of our short-term borrowings at June 30, 2013 and December 31, 2012 reflects current market interest rates and approximates the amounts we have recorded on our condensed consolidated balance sheet. The fair value of our long-term debt was determined using quoted prices in active markets for the publicly traded debt obligations (Level 1 valuation data). At June 30, 2013, the aggregate fair value of our total debt was $20,348 million and its carrying value was $18,061 million. At December 31, 2012, the aggregate fair value of our total debt was $22,946 million and its carrying value was $19,425 million.

Note 9.  Financial Instruments

Derivative instruments were recorded at fair value in the condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012 as follows:

	June 30, 2013		December 31, 2012
	Derivative	Derivative	Derivative	Derivative
	Assets	Liabilities	Assets	Liabilities
	(in millions)

Derivatives designated as hedging instruments:
Foreign exchange contracts	$8	$–	$6	$10
Commodity contracts	–	16	3	34
Interest rate contracts	146	–	16	–

	$154	$16	$25	$44

Derivatives not designated as hedging instruments:
Foreign exchange contracts	$43	$32	$16	$33
Commodity contracts	93	77	106	103
Interest rate contracts	72	45	93	61

	$208	$154	$215	$197

Total fair value	$362	$170	$240	$241

We record derivative assets and liabilities on a gross basis in our condensed consolidated balance sheet. The fair value of our derivative assets is recorded within other current assets and the fair value of our derivative liabilities is recorded within other current liabilities. See our consolidated financial statements and Note 1 and Note 9 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012 for additional information on our risk management strategies and our use of and accounting for derivatives.

The fair values (asset / (liability)) of our derivative instruments at June 30, 2013 were determined using:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	Total	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(in millions)

Foreign exchange contracts	$19	$–	$19	$–
Commodity contracts	–	(39)	39	–
Interest rate contracts	173	–	173	–

Total derivatives	$192	$(39)	$231	$–

The fair values (asset / (liability)) of our derivative instruments at December 31, 2012 were determined using:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	Total	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(in millions)

Foreign exchange contracts	$(21)	$–	$(21)	$–
Commodity contracts	(28)	(53)	25	–
Interest rate contracts	48	–	48	–

Total derivatives	$(1)	$(53)	$52	$–

Level 1 financial assets and liabilities consist of exchange-traded commodity futures and listed options. The fair value of these instruments is determined based on quoted market prices on commodity exchanges. Our exchange-traded derivatives are generally subject to master netting arrangements which permit net settlement of transactions with the same counterparty when certain criteria are met, such as in the event of default. We also are required to maintain cash margin accounts in connection with funding the settlement of our open positions and the margin requirements generally fluctuate daily based on market conditions. We have recorded margin deposits related to our exchange-traded derivatives of $72 million as of June 30, 2013 and $107 million as of December 31, 2012 within other current assets. Based on our net asset or liability positions with individual counterparties, in the event of default and immediate net settlement of all of our open positions, at June 30, 2013 and December 31, 2012, all of our net derivative liabilities would be fully offset by either our derivative assets or margin accounts held by counterparties.

Level 2 financial assets and liabilities consist primarily of over-the-counter (“OTC”) foreign exchange forwards, options and swaps; commodity forwards and options; and interest rate swaps. These derivative transactions are governed by International Swap Dealers Association (“ISDA”) agreements and other standard industry contracts. Under our ISDA agreements, we do not post nor require collateral from our counterparties. Also, in the event of default, our gross OTC derivative asset and liability positions could be net settled, except for substantially all of our commodity OTC derivatives which do not have a legal right of set-off. In connection with our OTC derivatives that could be net-settled in the event of default, and assuming all parties were to fail to comply with the terms of the agreements, for the derivatives we have in a net liability position, we would owe $58 million as of June 30, 2013 and $88 million as of December 31, 2012, and for the derivatives we have in a net asset position, our counterparties would owe us a total of $250 million as of June 30, 2013 and $114 million as of December 31, 2012. We manage the credit risk we bear in connection with these and all our derivatives by entering into transactions with counterparties with investment grade credit ratings, limiting the amount of exposure with each counterparty and monitoring the financial condition of our counterparties. Our foreign currency contracts are valued using an income approach based on observable market forward rates less the contract rate multiplied by the notional amount. Commodity derivatives are valued using an income approach based on the observable market commodity index prices less the contract rate multiplied by the notional amount or based on pricing models that rely on market observable inputs such as commodity prices. Our calculation of the fair value of interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the observable market interest rate curve. Our calculation of the fair value of financial instruments takes into consideration the risk of nonperformance, including counterparty credit risk.

Derivative Volume:

The net notional values of our derivative instruments as of June 30, 2013 and December 31, 2012 were:

	Notional Amount
	June 30,	December 31,
	2013	2012
	(in millions)

Foreign exchange contracts:
Intercompany loans and forecasted interest payments	$2,592	$3,743
Forecasted transactions	1,181	1,663
Commodity contracts	442	620
Interest rate contracts	2,210	2,259
Net investment hedge – euro notes	1,106	1,121
Net investment hedge – pound sterling notes	989	1,057

Cash Flow Hedges:

Cash flow hedge activity, net of taxes, within accumulated other comprehensive earnings / (losses) included:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in millions)		(in millions)

Accumulated gain / (loss) at beginning of period	$–	$(218)	$(38)	$(297)
Transfer of realized losses / (gains) in fair value to earnings	15	(8)	32	56
Unrealized gain / (loss) in fair value	57	(44)	78	(43)
Discontinued operations	–	(169)	–	(155)

Accumulated gain / (loss) at June 30	$72	$(439)	$72	$(439)

After-tax gains / (losses) reclassified from accumulated other comprehensive earnings / (losses) into net earnings were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)		(in millions)

Foreign exchange contracts – forecasted transactions	$(4)	$26	$(12)	$47
Commodity contracts	(10)	(4)	(19)	(6)
Interest rate contracts	(1)	(14)	(1)	(97)

Total	$(15)	$8	$(32)	$(56)

Within the interest rate contracts, in the three months ended March 31, 2012, we recognized a $130 million loss in interest and other expense, net, related to certain forward-starting interest rate swaps for which the planned timing of the related forecasted debt was changed in March 2012 in connection with our Spin-Off plans and related debt capitalization plan. Amounts excluded from effectiveness testing during the three and six months ended June 30, 2013 were not material.

After-tax gains / (losses) recognized in other comprehensive earnings / (losses) were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)		(in millions)

Foreign exchange contracts – forecasted transactions	$(2)	$23	$4	$–
Commodity contracts	(4)	27	(8)	3
Interest rate contracts	63	(94)	82	(46)

Total	$57	$(44)	$78	$(43)

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

We expect to transfer unrealized losses of $17 million (net of taxes) for commodity cash flow hedges, unrealized gains of $8 million (net of taxes) for foreign currency cash flow hedges and unrealized losses of $1 million (net of taxes) for interest rate cash flow hedges to earnings during the next 12 months.

Hedge Coverage:

As of June 30, 2013, we hedged transactions forecasted to impact cash flows over the following periods:

•	commodity transactions for periods not exceeding the next 9 months;
•	interest rate transactions for periods not exceeding the next 33 years and 8 months; and
•	foreign currency transactions for periods not exceeding the next 5 months.

Economic Hedges:

Pre-tax gains / (losses) recorded in net earnings for economic hedges which are not designated as hedging instruments were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Location of Gain / (Loss) Recognized
	2013	2012	2013	2012	in Earnings
	(in millions)		(in millions)

Foreign exchange contracts:
Intercompany loans and forecasted interest payments	$(17)	$80	$3	$51	Interest expense
Forecasted purchases	38	10	26	18	Cost of sales
Forecasted transactions	–	(8)	–	(17)	Interest expense
Forecasted transactions	4	–	3	–	Selling, general and administrative expenses
Interest rate contracts	–	–	(2)	–	Interest expense
Commodity contracts	17	33	34	67	Cost of sales

Total	$42	$115	$64	$119

Hedges of Net Investments in Foreign Operations:

After-tax gains / (losses) related to hedges of net investments in foreign operations in the form of euro and pound sterling-denominated debt were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Location of Gain / (Loss) Recorded in
	2013	2012	2013	2012	AOCI
	(in millions)		(in millions)

Euro notes	$(10)	$36	$10	$(13)	Currency Translation Adjustment
Pound sterling notes	(1)	12	43	(7)	Currency Translation Adjustment

Note 10.  Benefit Plans

Pension Plans

Components of Net Periodic Pension Cost:

Net periodic pension cost for the three and six months ended June 30, 2013 and 2012 consisted of:

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2013	2012	2013	2012
	(in millions)

Service cost	$19	$37	$43	$45
Interest cost	15	87	88	110
Expected return on plan assets	(17)	(113)	(107)	(129)
Amortization:
Net loss from experience differences	13	70	33	34
Prior service cost	–	2	1	–
Settlement losses(1)	2	40	–	–
Net pension costs related to discontinued operations	–	(86)	–	(9)

Net periodic pension cost	$32	$37	$58	$51

	U.S. Plans		Non-U.S. Plans
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)

Service cost	$36	$81	$86	$90
Interest cost	30	176	177	219
Expected return on plan assets	(34)	(228)	(215)	(257)
Amortization:
Net loss from experience differences	27	154	68	68
Prior service cost	1	4	1	1
Settlement losses(1)	5	60	–	–
Net pension costs related to discontinued operations	–	(166)	–	(18)

Net periodic pension cost	$65	$81	$117	$103

(1)	Includes settlement losses of $9 million in the three and six months ended June 30, 2013 and $19 million in the three and six months ended June 30, 2012 related to employees who elected to take lump-sum payments in connection with our 2012-2014 Restructuring Program. These costs are reflected within asset impairments and exit costs on the condensed consolidated statement of earnings and within the charges related to severance and related costs in Note 6, 2012-2014 Restructuring Program. In the six months ended June 30, 2013, these were partially offset by $4 million of gains due to improvements in current market rates for routine settlement losses.

Employer Contributions:

We make contributions to our U.S. and non-U.S. pension plans primarily to the extent that they are tax deductible and do not generate an excise tax liability. During the six months ended June 30, 2013, we contributed $11 million to our U.S. plans and $175 million to our non-U.S. Plans. Based on current tax law, we plan to make further contributions of approximately $5 million to our U.S. plans and approximately $134 million to our non-U.S. plans during the remainder of 2013. However, our actual contributions may differ due to many factors, including changes in tax and other benefit laws, or significant differences between expected and actual pension asset performance or interest rates.

Postretirement Benefit Plans

Net postretirement health care costs during the three and six months ended June 30, 2013 and 2012 consisted of:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)		(in millions)

Service cost	$4	$8	$8	$19
Interest cost	4	39	9	79
Amortization:
Net loss from experience differences	3	21	6	40
Prior service credit	(3)	(10)	(6)	(18)
Net postretirement health care costs related to discontinued operation	–	(42)	–	(86)

Net postretirement health care costs	$8	$16	$17	$34

Postemployment Benefit Plans

Net postemployment costs during the three and six months ended June 30, 2013 and 2012 consisted of:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)		(in millions)

Service cost	$2	$4	$4	$7
Interest cost	2	2	3	4
Net postemployment costs related to discontinued operation	–	(3)	–	(4)

Net postemployment costs	$4	$3	$7	$7

Note 11.  Stock Plans

Stock Options:

In February 2013, as part of our annual equity program, we granted 11.6 million stock options to eligible employees at an exercise price of $27.05 per share on the grant date. During the six months ended June 30, 2013, we issued 0.5 million of additional stock options with a weighted-average exercise price of $28.38 per share. In total, 12.1 million stock options were granted with a weighted-average exercise price of $27.10 per share. During the six months ended June 30, 2013, 4.4 million stock options, with an intrinsic value of $41.8 million, were exercised.

Restricted and Deferred Stock:

In January 2013, in connection with our long-term incentive plan, we granted 1.5 million shares of restricted and deferred stock at a market value on the grant date of $26.24 per share. In February 2013, as part of our annual equity program, we issued 2.3 million shares of restricted and deferred stock to eligible employees at a market value on the grant date of $27.05 per share. During the six months ended June 30, 2013, we issued 1.2 million of additional restricted and deferred shares with a weighted-average market value on the grant date of $20.69 per share. Included in the 1.2 million of additional shares issued were 0.8 million shares for awards related to long-term incentive plan awards granted in 2010 which were issued and vested during the first quarter of 2013. The 2010 long-term incentive plan awards had a weighted-average market value of $17.97 per share, which is based on the stock price on the grant date in 2010 and adjusted to reflect the Spin-Off and related splitting of the equity awards. In total, 5.0 million restricted and deferred shares were issued with a weighted-average market value of $25.36 per share. During the six months ended June 30, 2013, 5.2 million shares of restricted and deferred stock vested with a market value on the vesting date of $141.1 million.

Stock Repurchase Program:

On March 12, 2013, our Board of Directors authorized the repurchase of up to the lesser of 40 million shares or $1.2 billion of our Common Stock through March 12, 2016. Repurchases under the program are determined by management and are wholly discretionary. During the three months ended June 30, 2013, we repurchased 3.2 million shares of Common Stock at an average cost of $30.21 per share, or an aggregate cost of $97.5 million, of which $92 million was paid during the three months ended June 30, 2013. All share repurchases were funded through available cash and commercial paper and the repurchased shares are held in treasury. On August 6, 2013, our Audit Committee, with authorization from the Board of Directors, increased the repurchase program capacity to $6.0 billion of repurchases of our Common Stock and extended the expiration date to December 31, 2016. The primary purposes of the program are to return cash to shareholders and to offset dilution from our equity compensation plans. As of August 7, 2013 we have $5.9 billion in remaining share repurchase capacity.

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

As we previously disclosed, on February 1, 2011, we received a subpoena from the SEC in connection with an investigation under the FCPA, primarily related to a facility in India that we acquired in the Cadbury acquisition. The subpoena primarily requests information regarding dealings with Indian governmental agencies and officials to obtain approvals related to the operation of that facility. We are cooperating with the U.S. and Indian governments in their investigations of these matters. In addition, on February 28, 2013, Cadbury India Limited, a subsidiary of Mondelēz International, and other parties received a show cause notice from the Indian Department of Central Excise Authority. The notice calls upon the parties to demonstrate why the Authority should not collect approximately $46 million of unpaid excise tax as well as approximately $46 million of penalties and interest related to production at the same Indian facility. We believe that the decision to claim the excise tax benefit is valid and we are contesting the show cause notice through the administrative and judicial process.

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

Third-Party Guarantees:

We enter into third-party guarantees primarily to cover the long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At June 30, 2013, we had no material third-party guarantees recorded on our condensed consolidated balance sheet.

As of June 30, 2013, two of our indirect wholly owned subsidiaries and one of Kraft Foods Group’s subsidiaries are joint and several guarantors of $1.0 billion of indebtedness issued by an unrelated third party, Cadbury Schweppes U.S. Finance LLC, and maturing on October 1, 2013. We have agreed to indemnify Kraft Foods Group pursuant to a separation and distribution agreement, in the event its subsidiary is called upon to satisfy its obligation under the guarantee.

As part of our 2010 Cadbury acquisition, we became the responsible party for tax matters under the Cadbury Schweppes Plc and Dr Pepper Snapple Group, Inc. (“DPSG”) Tax Sharing and Indemnification Agreement dated May 1, 2008 (“Tax Indemnity”) for certain 2007 and 2008 transactions relating to the demerger of Cadbury’s Americas Beverage business. A U.S. federal tax audit of DPSG for the 2006–2008 tax years was concluded with the IRS in August 2013. As a result, we will report income during the third quarter of 2013 in the amount of $385 million ($375 million net of tax) due to the reversal of the accrued liability in excess of the amount which we will pay to DPSG under the Tax Indemnity.

Note 13.  Reclassifications from Accumulated Other Comprehensive Income

The components of accumulated other comprehensive earnings / (losses) attributable to Mondelēz International were:

	Currency		Derivatives
	Translation	Pension and	Accounted for
	Adjustments	Other Benefits	as Hedges	Total
	(in millions)

Balances at January 1, 2013	$(366)	$(2,229)	$(38)	$(2,633)
Other comprehensive earnings / (losses), before reclassifications:
Currency translation adjustment(1)	(1,846)	61	–	(1,785)
Pension and other benefits	–	(3)	–	(3)
Derivatives accounted for as hedges	83	–	123	206
Losses / (gains) reclassified into net earnings	–	102	45	147
Tax (expense) / benefit	(30)	(26)	(58)	(114)

Total other comprehensive earnings / (losses)(1)				(1,549)

Balances at June 30, 2013	$(2,159)	$(2,095)	$72	$(4,182)

(1)	The condensed consolidated statement of comprehensive earnings for the six months ended June 30, 2013 includes $7 million of net earnings and $(7) million of currency translation adjustment attributable to noncontrolling interests.

Amounts reclassified from accumulated other comprehensive earnings / (losses) during the three and six months ended June 30, 2013 and their locations in the condensed consolidated financial statements were as follows:

			Location of Gain / (Loss) Recognized in Net Earnings

	For the Three Months Ended	For the Six Months Ended
	June 30, 2013	June 30, 2013
	(in millions)

Pension and other benefits:
Reclassification of losses / (gains) into net earnings:
Amortization of experience losses and prior service costs	$23	$47	Cost of Sales
Amortization of experience losses and prior service costs	24	50	Selling, general and
Settlement losses	4	7	administrative expenses
Settlement losses	(2)	(2)	Cost of Sales
Tax impact	(12)	(29)	Provision for income taxes
Derivatives accounted for as hedges:
Reclassification of losses / (gains) into net earnings:
Foreign exchange contracts – forecasted transactions	5	14	Cost of sales
Commodity contracts	16	30	Cost of sales
Interest rate contracts	1	1	Interest and other expense
Tax impact	(7)	(13)	Provision for income taxes

Total reclassifications into net earnings, net of tax	$52	$105

Note 14.  Income Taxes

Our effective tax rate was 2.1% in the second quarter of 2013 and (0.5)% for the first six months of 2013. The 2013 second quarter effective tax rate was favorably impacted by the mix of pre-tax income in various foreign jurisdictions and reflects the impact of favorable discrete items, which totaled $108 million in the quarter. These discrete items primarily resulted from net favorable tax audit settlements and expirations of the statutes of limitations in several jurisdictions of $52 million, tax benefits from a business divestiture of $39 million and corrections of prior-year amounts of $11 million. For the first six months of 2013, our effective tax rate was favorably impacted by the mix of pre-tax income in various foreign jurisdictions and net favorable discrete items totaling $233 million, arising principally from net favorable tax audit settlements, expirations of the statutes of limitations in several jurisdictions of $132 million, tax benefits from a business divestiture of $39 million and corrections of prior-year amounts of $47 million.

Our effective tax rate was 17.4% in the second quarter of 2012 and 17.8% for the first six months of 2012. The 2012 second quarter effective tax rate was favorably impacted by the mix of pre-tax income in various foreign jurisdictions and net favorable discrete items totaling $15 million which primarily related to the resolution of outstanding tax matters, principally in foreign jurisdictions. For the first six months of 2012, our effective tax rate was favorably impacted by the mix of pre-tax income in various foreign jurisdictions and net favorable discrete items totaling $21 million which primarily related to the resolution of outstanding tax matters, principally in foreign jurisdictions, expiration of the statute of limitations in various foreign jurisdictions and net favorable foreign and state audit settlements.

Note 15.  Earnings Per Share

Basic and diluted earnings per share (“EPS”) were calculated using the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in millions, except per share data)

Earnings from continuing operations	$617	$490	$1,191	$829
Earnings from discontinued operations, net of income taxes	–	544	–	1,024

Net earnings	617	1,034	1,191	1,853

Noncontrolling interest	1	5	7	11

Net earnings attributable to Mondelēz International	$616	$1,029	$1,184	$1,842

Weighted-average shares for basic EPS	1,788	1,777	1,786	1,775
Plus incremental shares from assumed conversions of stock options and long- term incentive plan shares	15	9	14	10

Weighted-average shares for diluted EPS	1,803	1,786	1,800	1,785

Basic earnings per share attributable to Mondelēz International:
Continuing operations	$0.34	$0.27	$0.66	$0.46
Discontinued operations	–	0.31	–	0.58

Net earnings attributable to Mondelēz International	$0.34	$0.58	$0.66	$1.04

Diluted earnings per share attributable to Mondelēz International:
Continuing operations	$0.34	$0.27	$0.66	$0.46
Discontinued operations	–	0.31	–	0.57

Net earnings attributable to Mondelēz International	$0.34	$0.58	$0.66	$1.03

We exclude antidilutive Mondelēz International stock options from our calculation of weighted-average shares for diluted EPS. We excluded 8.1 million antidilutive stock options for the three months and 8.6 million antidilutive stock options for the six months ended June 30, 2013, and we excluded 13.3 million antidilutive stock options for the three months and 9.4 million antidilutive stock options for the six months ended June 30, 2012.

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

Our segment net revenues and earnings consisted of:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)		(in millions)
Net revenues:
Latin America	$1,339	$1,340	$2,737	$2,710
Asia Pacific	1,240	1,222	2,607	2,542
EEMEA	1,039	965	1,902	1,814
Europe	3,273	3,315	6,731	6,809
North America	1,704	1,685	3,362	3,319

Net revenues	$8,595	$8,527	$17,339	$17,194

Earnings before income taxes:
Operating income:
Latin America	$162	$206	$254	$369
Asia Pacific	129	150	318	327
EEMEA	112	141	173	279
Europe	369	432	775	858
North America	194	184	364	332
Unrealized gains / (losses) on hedging activities	24	23	43	41
General corporate expenses	(76)	(146)	(145)	(257)
Amortization of intangibles	(55)	(53)	(109)	(109)
Gains on acquisition and divestitures, net	6	–	28	–
Acquisition-related costs	–	–	(2)	–

Operating income	865	937	1,699	1,840
Interest and other expense, net	(235)	(344)	(514)	(831)

Earnings before income taxes	$630	$593	$1,185	$1,009

Items impacting our segment operating results are discussed in Note 1, Basis of Presentation, including the Venezuelan currency devaluation, Note 2, Divestitures and Acquisition, Note 5, Goodwill and Intangible Assets, Note 6, 2012-2014 Restructuring Program, and Note 7, Integration Costs.

Unrealized gains / (losses) on hedging activities were $24 million for the three months ended June 30, 2013 and $23 million for the three months ended June 30, 2012. Unrealized gains / (losses) on hedging activities were $43 million for the six months ended June 30, 2013 and $41 million for the six months ended June 30, 2012. In all periods, the net gains were primarily related to gains on foreign currency contracts and commodity hedging activity.

The decrease in interest and other expense, net for the three months ended June 30, 2013 was due primarily to a benefit from a statutory interest rate change impacting an accrued non-income tax liability, a reduction in long-term debt and the absence of Spin-Off Costs within interest expense as we recorded $28 million of Spin-Off Costs within interest expense in the three months ended June 30, 2012. The decrease in interest and other expense, net for the six months ended June 30, 2013 was due primarily to the absence of Spin-Off Costs within interest expense as we recorded $162 million of Spin-Off Costs within interest expense in the six months ended June 30, 2012, a reduction in long-term debt and a benefit from a statutory interest rate change impacting an accrued non-income tax liability.

Net revenues by consumer sector were:

	For the Three Months Ended June 30, 2013
	Latin	Asia			North
	America	Pacific	EEMEA	Europe	America	Total
	(in millions)

Biscuits	$334	$355	$174	$780	$1,349	$2,992
Chocolate	270	363	240	1,062	58	1,993
Gum & Candy	363	207	190	246	278	1,284
Beverages	212	145	353	835	–	1,545
Cheese & Grocery	160	170	82	350	19	781

Total net revenues	$1,339	$1,240	$1,039	$3,273	$1,704	$8,595

	For the Three Months Ended June 30, 2012
	Latin	Asia			North
	America	Pacific	EEMEA	Europe	America	Total
	(in millions)

Biscuits	$309	$340	$149	$739	$1,298	$2,835
Chocolate	255	353	221	1,023	56	1,908
Gum & Candy	371	214	197	260	312	1,354
Beverages	229	132	322	850	1	1,534
Cheese & Grocery	176	183	76	443	18	896

Total net revenues	$1,340	$1,222	$965	$3,315	$1,685	$8,527

	For the Six Months Ended June 30, 2013
	Latin	Asia			North
	America	Pacific	EEMEA	Europe	America	Total
	(in millions)

Biscuits	$624	$743	$325	$1,481	$2,642	$5,815
Chocolate	648	812	512	2,456	131	4,559
Gum & Candy	696	429	345	475	556	2,501
Beverages	455	272	589	1,640	–	2,956
Cheese & Grocery	314	351	131	679	33	1,508

Total net revenues	$2,737	$2,607	$1,902	$6,731	$3,362	$17,339

	For the Six Months Ended June 30, 2012
	Latin	Asia			North
	America	Pacific	EEMEA	Europe	America	Total
	(in millions)

Biscuits	$569	$700	$286	$1,397	$2,537	$5,489
Chocolate	637	806	488	2,359	132	4,422
Gum & Candy	705	433	359	512	617	2,626
Beverages	470	243	544	1,707	1	2,965
Cheese & Grocery	329	360	137	834	32	1,692

Total net revenues	$2,710	$2,542	$1,814	$6,809	$3,319	$17,194

Note 17. Subsequent Events

As part of our 2010 Cadbury acquisition, we became the responsible party for tax matters under the Cadbury Schweppes Plc and Dr Pepper Snapple Group, Inc. (“DPSG”) Tax Sharing and Indemnification Agreement dated May 1, 2008 (“Tax Indemnity”) for certain 2007 and 2008 transactions relating to the demerger of Cadbury’s Americas Beverage business. A U.S. federal tax audit of DPSG for the 2006–2008 tax years was concluded with the IRS in August 2013. As a result, we will report income during the third quarter of 2013 in the amount of $385 million ($375 million net of tax) due to the reversal of the accrued liability in excess of the amount which we will pay to DPSG under the Tax Indemnity.

On August 6, 2013, our Audit Committee, with authorization from the Board of Directors, approved a quarterly dividend of $0.14 per common share, payable on October 15, 2013 to shareholders of record on September 30, 2013.

On August 6, 2013, our Audit Committee, with authorization from the Board of Directors, increased our stock repurchase program capacity from $1.2 billion to $6.0 billion of repurchases of our Common Stock and extended the expiration date from March 12, 2016 to December 31, 2016. The primary purposes of the program are to return cash to shareholders and to offset dilution from our equity compensation plans.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Description of the Company

We manufacture and market primarily snack food and beverage products, including biscuits, chocolate, gum & candy, beverages and various cheese & grocery products. We have operations in more than 80 countries and sell our products in approximately 165 countries.

On October 1, 2012, we completed the spin-off of our North American grocery business, Kraft Foods Group, Inc. (“Kraft Foods Group”), to our shareholders (the “Spin-Off”). We retained our global snacks business along with other food and beverage categories. The divested Kraft Foods Group is presented as a discontinued operation on the condensed consolidated statements of earnings for the three and six months ended June 30, 2012. The Kraft Foods Group equity transactions, other comprehensive earnings and cash flows are included within our condensed consolidated statements of equity, comprehensive earnings and cash flows through October 1, 2012. For more information on the Spin-Off and impact on our continuing results of operations, see Note 2, Divestitures and Acquisition.

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

Subsequent Events

As part of our 2010 Cadbury acquisition, we became the responsible party for tax matters under the Cadbury Schweppes Plc and Dr Pepper Snapple Group, Inc. (“DPSG”) Tax Sharing and Indemnification Agreement dated May 1, 2008 (“Tax Indemnity”) for certain 2007 and 2008 transactions relating to the demerger of Cadbury’s Americas Beverage business. A U.S. federal tax audit of DPSG for the 2006–2008 tax years was concluded with the IRS in August 2013. As a result, we will report income during the third quarter of 2013 in the amount of $385 million ($375 million net of tax) due to the reversal of the accrued liability in excess of the amount which we will pay to DPSG under the Tax Indemnity. We will exclude this income from our non-GAAP financial measures “Adjusted Operating Income” and “Adjusted EPS.”

On August 6, 2013, our Audit Committee, with authorization from the Board of Directors, declared a quarterly dividend of $0.14 per common share, an increase of $0.01 per share, or 8 percent. The dividend is payable on October 15, 2013 to shareholders of record as of September 30, 2013.

On August 6, 2013, our Audit Committee, with authorization from the Board of Directors, increased our stock repurchase program capacity from $1.2 billion to $6.0 billion of repurchases of our Common Stock and extended the expiration date from March 12, 2016 to December 31, 2016. The primary purposes of the program are to return cash to shareholders and to offset dilution from our equity compensation plans.

Summary of Results and Other Highlights

•

Net revenues increased 0.8% to $8.6 billion in the second quarter of 2013 and increased 0.8% to $17.3 billion in the first six months of 2013 as compared to the same periods in the prior year. Our reported net revenues were impacted by unfavorable foreign currency and divestitures, offset in part by an acquisition completed in the first quarter of 2013.

•

Organic Net Revenues increased 3.8% to $8.7 billion in the second quarter of 2013 and increased 3.8% to $17.6 billion in the first six months of 2013 as compared to the same periods in the prior year. Organic Net Revenues is a non-GAAP financial measure we use to evaluate our underlying results (see the definition of Organic Net Revenues and our reconciliation with net revenues within Non-GAAP Financial Measures later in this section). Organic Net Revenues is on a constant currency basis and excludes the impact of divestitures and the acquisition last quarter.

•

Diluted EPS attributable to Mondelēz International decreased 41.4% to $0.34 in the second quarter of 2013 and decreased 35.9% to $0.66 in the first six months of 2013 as compared to the same periods in the prior year. Excluding the results of discontinued operations in 2012, our diluted EPS attributable to Mondelēz International from continuing operations increased 25.9% to $0.34 in the second quarter of 2013 and increased 43.5% to $0.66 in the first six months of 2013 as compared to the same periods in the prior year. Included within our continuing results of operations were one-time Spin-Off Costs, 2012-2014 Restructuring Program costs, Integration Program and other acquisition integration costs, net gains on divestitures and acquisition and acquisition-related costs. Diluted EPS was also significantly impacted by a lower effective tax rate in 2013 due to the impact of favorable discrete items.

•

Adjusted EPS (previously referred to as “Operating EPS”) increased 2.8% to $0.37 in the second quarter of 2013 and increased 6.0% to $0.71 in the first six months of 2013 as compared to the same periods in the prior year. Adjusted EPS is a non-GAAP financial measure we use to evaluate our underlying results (see the definition of Adjusted EPS and our reconciliation with Diluted EPS within Non-GAAP Financial Measures later in this section). Adjusted EPS provides transparency of our underlying results and excludes Spin-Off Costs, 2012-2014 Restructuring Program costs, Integration Program and other acquisition integration costs, net earnings from divestitures, net gains on acquisition and divestitures and acquisition-related costs. Adjusted EPS was also significantly impacted by a lower effective tax rate in 2013 due to the impact of favorable discrete items.

•

During the three months ended June 30, 2013, under our Stock Repurchase Program (see Note 11, Stock Plans) we repurchased 3.2 million shares of common stock at an aggregate cost of $97.5 million, or an average cost of $30.21 per share. All share repurchases were funded through available cash and commercial paper and the repurchased shares are held in treasury.

•	On May 8, 2013, $1 billion of our 2.625% notes matured. The notes and accrued interest to date were paid with cash on hand and the issuance of commercial paper.

•	On February 11, 2013, $750 million of our 6.00% notes matured and were paid with cash on hand.

•

In February 2013, we recorded a $54 million unfavorable foreign currency charge related to the devaluation of our net monetary assets in Venezuela. We also incurred net unfavorable devaluation-related foreign currency charges within our pretax earnings of $17 million during the second quarter of 2013 and $24 million during the first six months of 2013 related to translating the earnings of our Venezuelan subsidiary to the U.S. dollar at the new exchange rate.

Discussion and Analysis

Items Affecting Comparability of Financial Results

Spin-Off of Kraft Foods Group

On October 1, 2012, we completed the Spin-Off of Kraft Foods Group to our shareholders. The results of Kraft Foods Group are presented as a discontinued operation on the condensed consolidated statements of earnings for the three and six months ended June 30, 2012. Certain corporate and business unit costs, which we historically allocated to Kraft Foods Group and which continued at Mondelēz International following the Spin-Off, were included in our results from continuing operations. These costs include primarily corporate overheads, information systems and sales force support and, on a pre-tax basis, were estimated to be $48 million for the three months and $102 million for the six months ended June 30, 2012.

Our results of continuing operations include one-time Spin-Off transaction, transition, financing and related costs (“Spin-Off Costs”) we have incurred to date. Spin-Off Costs were $15 million, or $0.01 per diluted share, for the three months and $24 million, or $0.01 per diluted share, for the six months ended June 30, 2013. Spin-Off Costs were $128 million, or $0.05 per diluted share, for the three months, and $301 million, or $0.11 per diluted share, for the six months ended June 30, 2012. We expect to incur Spin-Off Costs of approximately $100 million in 2013 related primarily to human resources, customer service and logistics and information systems and processes as well as legal costs associated with revising intellectual property and other long-term agreements.

For additional information on the Spin-Off of Kraft Foods Group, see Note 2, Divestitures and Acquisition.

Acquisition, Other Divestitures and Sale of Property

During the three months ended June 30, 2013, we completed two divestitures within our EEMEA segment which generated cash proceeds of $48 million during the quarter and pre-tax gains of $6 million. The divestitures included a salty snacks business in Turkey and a confectionery business in South Africa. The aggregate operating results of these divestitures were not material to our condensed consolidated financial statements during the periods presented.

On February 22, 2013, we acquired the remaining interest in a biscuit operation in Morocco, which is now a wholly-owned subsidiary within our EEMEA segment. We paid net cash consideration of $119 million, consisting of $155 million purchase price net of cash acquired of $36 million. We also recorded a pre-tax gain of $22 million related to the remeasurement of our previously-held equity interest in the operation to fair value in accordance with U.S. GAAP. Acquisition costs of $7 million were included within selling, general and administrative expenses and interest and other expense, net during the six months ended June 30, 2013. We also incurred $1 million of integration costs during the three months ended June 30, 2013, which were included in selling, general and administrative expenses within our EEMEA segment. The operating results of the acquisition were not material to our consolidated financial operating results for the three and six months ended June 30, 2013.

During the three months ended December 31, 2012, we also completed several divestitures within our Europe segment which generated cash proceeds of $200 million and pre-tax gains of $107 million. The divestitures primarily included a dinners and sauces grocery business in Germany and Belgium and a canned meat business in Italy. The aggregate operating results of the divestitures were not material to our consolidated financial operating results for the three and six months ended June 30, 2012.

In 2012, we sold property in Russia and Turkey within our EEMEA segment. The Turkey property sale generated a $22 million pre-tax gain in the second quarter of 2012 and $29 million of cash proceeds which were received primarily in the fourth quarter of 2012 upon finalization of certain terms and conditions of the sale. The Russia property sale generated a $55 million pre-tax gain and $72 million of cash proceeds in the first quarter of 2012. The gains were recorded within selling, general and administrative expenses and the cash proceeds from the Russia property sale were recorded in cash flows from other investing activities in the six months ended June 30, 2012.

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

Of the $1.5 billion of 2012-2014 Restructuring Program costs, we retained approximately $925 million after the Spin-Off. Since the inception of the 2012-2014 Restructuring Program, we have incurred $209 million of the estimated $925 million total 2012-2014 Restructuring Program charges.

We recorded restructuring charges of $48 million, or $0.02 per diluted share, for the three months and $88 million, or $0.04 per diluted share, for the six months ended June 30, 2013, and $27 million, or $0.01 per diluted share, for the three months and $50 million, or $0.02 per diluted share, for the six months ended June 30, 2012, within asset impairment and exit costs. We also incurred implementation costs of $7 million for the three months and $11 million for the six months ended June 30, 2013 and $2 million for the three months and $1 million for the six months ended June 30, 2012. The implementation costs were recorded within cost of sales and selling, general and administrative expenses. See Note 6, 2012-2014 Restructuring Program, for additional information.

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

Integration Program costs include the costs associated with combining the Cadbury operations with our operations and are separate from the costs related to the acquisition. Since the inception of the Integration Program, we have incurred approximately $1.4 billion of the estimated $1.5 billion total integration charges. In 2012, we met and exceeded our annual cost savings target of $750 million and achieved approximately $800 million of annual costs savings one year ahead of schedule.

We recorded Integration Program charges of $52 million, or $0.02 per diluted share, for the three months and $73 million, or $0.03 per diluted share, for the six months ended June 30, 2013 and $35 million, or $0.02 per diluted share, for the three months and $78 million, or $0.04 per diluted share, for the six months ended June 30, 2012. We recorded these charges in operations, as a part of selling, general and administrative expenses within our Europe, Asia Pacific, Latin America and EEMEA segments.

Provision for Income Taxes

Our effective tax rate was 2.1% in the second quarter of 2013 and (0.5)% for the first six months of 2013. The 2013 second quarter effective tax rate was favorably impacted by the mix of pre-tax income in various foreign jurisdictions and reflects the impact of favorable discrete items, which totaled $108 million in the quarter. These discrete items primarily resulted from net favorable tax audit settlements and expirations of the statutes of limitations in several jurisdictions of $52 million, tax benefits from a business divestiture of $39 million and corrections of prior-year amounts of $11 million. For the first six months of 2013, our effective tax rate was favorably impacted by the mix of pre-tax income in various foreign jurisdictions and net favorable discrete items totaling $233 million, arising principally from net favorable tax audit settlements, expirations of the statutes of limitations in several jurisdictions of $132 million, tax benefits from a business divestiture of $39 million and corrections of prior-year amounts of $47 million.

Our effective tax rate was 17.4% in the second quarter of 2012 and 17.8% for the first six months of 2012. The 2012 second quarter effective tax rate was favorably impacted by the mix of pre-tax income in various foreign jurisdictions and net favorable discrete items totaling $15 million which primarily related to the resolution of outstanding tax matters, principally in foreign jurisdictions. For the first six months of 2012, our effective tax rate was favorably impacted by the mix of pre-tax income in various foreign jurisdictions and net favorable discrete items totaling $21 million which primarily related to the resolution of outstanding tax matters, principally in foreign jurisdictions, expiration of the statute of limitations in various foreign jurisdictions and net favorable foreign and state audit settlements.

Our effective tax rate could be significantly affected by a shift in pre-tax income between foreign jurisdictions, from foreign jurisdictions to the U.S. or by changes in foreign and/or U.S. tax laws that apply to the earnings of foreign subsidiaries.

Consolidated Results of Operations

The following discussion compares our consolidated results of operations for the three and six months ended June 30, 2013 and 2012.

Three Months Ended June 30:

	For the Three Months Ended
	June 30,
	2013	2012	$ change	% change
	(in millions, except per share data)

Net revenues	$8,595	$8,527	$68	0.8%

Operating income	$865	$937	$(72)	(7.7%	)

Net earnings attributable to Mondelēz International	$616	$1,029	$(413)	(40.1%	)

Diluted earnings per share attributable to Mondelēz International from continuing operations	$0.34	$0.27	$0.07	25.9%

Diluted earnings per share attributable to Mondelēz International	$0.34	$0.58	$(0.24)	(41.4%	)

Net Revenues – Net revenues increased $68 million (0.8%) to $8,595 million in the second quarter of 2013, and Organic Net Revenues(1) increased $321 million (3.8%) to $8,733 million as follows:

Change in net revenues (by percentage point)
Favorable volume/mix	3.6	pp
Higher net pricing	0.2	pp

Total change in Organic Net Revenues(1)	3.8%
Unfavorable foreign currency	(1.9	)pp
Impact of divestitures	(1.4	)pp
Impact of acquisition	0.3	pp

Total change in net revenues	0.8%

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.

Organic Net Revenues growth was driven by favorable volume/mix and higher net pricing. Favorable volume/mix was driven primarily by higher shipments in North America, EEMEA and Europe. Higher net pricing in Latin America was mostly offset by lower net pricing in Europe and EEMEA due to lower coffee prices. Unfavorable foreign currency decreased net revenues by $163 million, due primarily to the devaluation of the Venezuelan bolivar and the strength of the U.S. dollar relative to most foreign currencies, primarily the Argentinean peso, Brazilian real, British pound sterling and South African rand, partially offset by the strength of the euro relative the U.S. dollar. The impact of divestitures resulted in a year-over-year decrease in net revenues of $114 million. The acquisition of a biscuit operation in Morocco added $24 million in net revenues this quarter.

Operating Income – Operating income decreased $72 million (7.7%) to $865 million in the second quarter of 2013, Adjusted Operating Income decreased $125 million (11.3%) to $982 million, and Adjusted Operating Income (on a constant currency basis)(1) decreased $103 million (9.3%) to $1,004 million due to the following:

	Operating
	Income	Change
	(in millions)	(percentage point)

Operating Income for the Three Months Ended June 30, 2012	$937
Integration Program	35	2.7	pp
Spin-Off Costs	100	8.6	pp
Spin-Off pension expense adjustment(2)	23	2.2	pp
2012-2014 Restructuring Program	29	2.2	pp
Operating income from divestitures	(17)	(1.4	)pp

Adjusted Operating Income(1) for the Three Months Ended June 30, 2012	$1,107
Favorable volume/mix	139	12.5	pp
Higher net pricing	13	1.2	pp
Higher input costs	(49)	(4.6	)pp
Higher selling, general and administrative expenses	(187)	(16.7	)pp
Gain on sale of property in 2012	(22)	(2.0	)pp
Impact from acquisition	3	0.3	pp
Change in unrealized gains / (losses) on hedging activities	1	0.1	pp
Other, net	(1)	(0.1	)pp

Total change in Adjusted Operating Income (constant currency)(1)	(103)	(9.3%)

Unfavorable foreign currency	(22)	(2.0	)pp

Total change in Adjusted Operating Income(1)	(125)	(11.3%)

Adjusted Operating Income(1) for the Three Months Ended June 30, 2013	$982
Integration Program and other acquisition integration costs	(53)	(4.7	)pp
Spin-Off Costs	(15)	(1.5	)pp
2012-2014 Restructuring Program	(55)	(5.1	)pp
Gains on divestitures, net	6	0.6	pp
Operating income from divestitures	–	–

Operating Income for the Three Months Ended June 30, 2013	$865	(7.7%)

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.
(2)	Represents the estimated benefit plan expense for the three months ended June 30, 2012 associated with certain benefit plan obligations transferred to Kraft Foods Group in the Spin-Off.

Favorable volume/mix was driven primarily by volume gains in North America, Europe and EEMEA. During the quarter, increased input costs outpaced higher net pricing. Pricing primarily reflected actions taken last year mostly offset by lower coffee pricing. The increase in input costs was driven by higher raw material costs, in part due to higher foreign exchange realized losses, partially offset by lower manufacturing costs. Total selling, general and administrative expenses increased $75 million from the second quarter of 2012, due in part to a gain on sale of property in 2012, higher 2012-2014 Restructuring Program costs, the inclusion of the acquired biscuit operations in Morocco, which were more than offset by lower Spin-Off Costs, a favorable foreign currency impact and the net impact of businesses divested in 2013 and 2012. Excluding these factors, selling, general and administrative expenses increased $187 million from the second quarter of 2012, driven primarily by higher overhead costs, including investments in sales capabilities and route-to-market expansion in emerging markets, higher advertising and consumer promotion costs in Europe, EEMEA and Asia Pacific, as well as prior-year proceeds from insurance settlements. In the second quarter of 2012, we divested a property in Turkey and recorded a pre-tax gain of $22 million. The acquisition of a biscuit operation in Morocco added $3 million in operating income this quarter. Unfavorable foreign currency decreased operating income by $22 million, due primarily to the devaluation of the Venezuelan bolivar and the strength of the U.S. dollar relative to most foreign currencies, primarily the Brazilian real, South African rand, Argentinian peso and British pound sterling, partially offset by the strength of the euro relative to the U.S. dollar.

As a result of the net effect of these drivers, operating income margin decreased from 11.0% in the second quarter of 2012 to 10.1% in the second quarter of 2013. While gross margins were essentially flat for the quarter, the decrease in operating margin was driven primarily by higher overheads, including investments in sales capabilities and route-to-market expansion in emerging markets, higher advertising and consumer promotion costs, prior-year proceeds from insurance settlements, higher 2012-2014 Restructuring Program costs and higher Integration Program and other integration costs. These factors were partially offset by lower Spin-Off costs.

Net Earnings and Diluted Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $616 million decreased by $413 million (40.1%) in the second quarter of 2013. Diluted EPS attributable to Mondelēz International was $0.34 in the second quarter of 2013, down $0.24 (41.4%) from the second quarter of 2012. Diluted EPS from continuing operations attributable to Mondelēz International was $0.34 in the second quarter of 2013, up $0.07 (25.9%) from the second quarter of 2012. Adjusted EPS(1) was $0.37 in the second quarter of 2013, up $0.01 (2.8%) from the second quarter of 2012. Adjusted EPS (on a constant currency basis)(1) was $0.38 in the second quarter of 2013, up $0.02 (5.6%) from the second quarter of 2012. These changes, shown net of tax below, were due to the following:

Diluted EPS

Diluted EPS Attributable to Mondelēz International for the Three Months Ended June 30, 2012	$0.58
Discontinued operations	0.31

Diluted EPS Attributable to Mondelēz International from Continuing Operations for the Three Months Ended June 30, 2012	$0.27
Spin-Off Costs(2)	0.05
Spin-Off pension expense adjustment(3)	0.01
Spin-Off interest expense adjustment(4)	0.01
2012-2014 Restructuring Program	0.01
Integration Program	0.02
Net earnings from divestitures	(0.01)

Adjusted EPS for the Three Months Ended June 30, 2012(1)	$0.36
Decrease in operations	(0.03)
Gain on sale of property in 2012	(0.01)
Change in unrealized gains / (losses) on hedging activities	–
Lower interest and other expense, net(5)	0.02
Changes in income taxes	0.04

Adjusted EPS for the Three Months Ended June 30, 2013 (constant currency)(1)	$0.38
Unfavorable foreign currency	(0.01)

Adjusted EPS for the Three Months Ended June 30, 2013(1)	$0.37
Spin-Off Costs(2)	(0.01)
2012-2014 Restructuring Program	(0.02)
Integration Program and other acquisition integration costs	(0.02)
Gains on divestitures, net	0.02
Net earnings from divestitures	–

Diluted EPS Attributable to Mondelēz International for the Three Months Ended June 30, 2013	$0.34

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.
(2)	Spin-Off Costs include $15 million of pre-tax Spin-Off Costs in selling, general and administrative expense for the three months ended June 30, 2013 and $100 million of pre-tax Spin-Off Costs in selling, general and administrative expense and $28 million of pre-tax Spin-Off Costs in interest expense for the three months ended June 30, 2012.
(3)	Represents the estimated benefit plan expense for the three months ended June 30, 2012 associated with certain benefit plan obligations transferred to Kraft Foods Group in the Spin-Off.
(4)	Represents interest expense associated with the assumed reduction of $6 billion of our debt on January 1, 2012 from the utilization of funds received from Kraft Foods Group in 2012 in connection with our Spin-Off capitalization plan. Note during the year ended December 31, 2012, a portion of the $6 billion of debt was retired. As such, we adjusted interest expense during this period as if this debt had been paid on January 1, 2012 to ensure consistency of our assumption and related results.
(5)	Excludes the favorable foreign currency impact on interest expense related to our foreign denominated debt, the change in interest expense included in Spin-Off costs and the change in interest expense associated with the assumed reduction of $6 billion of our debt on January 1, 2012 from the utilization of funds received from the $6 billion of notes Kraft Foods Group issued directly and cash proceeds distributed to us in June 2012 in connection with our Spin-Off capitalization plan.

Six Months Ended June 30:

	For the Six Months Ended
	June 30,
	2013	2012	$ change	% change
	(in millions, except per share data)

Net revenues	$17,339	$17,194	$145	0.8%

Operating income	$1,699	$1,840	$(141)	(7.7%	)

Net earnings attributable to Mondelēz International	$1,184	$1,842	$(658)	(35.7%	)

Diluted earnings per share attributable to Mondelēz International from continuing operations	$0.66	$0.46	$0.20	43.5%

Diluted earnings per share attributable to Mondelēz International	$0.66	$1.03	$(0.37)	(35.9%	)

Net Revenues – Net revenues increased $145 million (0.8%) to $17,339 million in the first six months of 2013, and Organic Net Revenues(1) increased $648 million (3.8%) to $17,643 million as follows:

Change in net revenues (by percentage point)
Favorable volume/mix	3.1	pp
Higher net pricing	0.7	pp

Total change in Organic Net Revenues(1)	3.8%
Unfavorable foreign currency	(2.1	)pp
Impact of divestitures	(1.1	)pp
Impact of acquisition	0.2	pp

Total change in net revenues	0.8%

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.

Organic Net Revenues growth was driven by favorable volume/mix and higher net pricing. Favorable volume/mix was driven primarily by higher shipments across all segments. Higher net pricing, primarily due to pricing actions taken last year, was realized in most segments, except Europe and EEMEA due to lower coffee prices. Unfavorable foreign currency decreased net revenues by $360 million, due primarily to the devaluation of the Venezuelan bolivar and the strength of the U.S. dollar relative to most foreign currencies, primarily the Brazilian real, Argentinean peso, British pound sterling, South Africa rand and Indian rupee, partially offset by the strength of the euro relative the U.S. dollar. The impact of divestitures resulted in a year-over-year decrease in net revenues of $179 million. The acquisition of a biscuit operation in Morocco added $36 million in net revenues in the first six months of 2013.

Operating Income – Operating income decreased $141 million (7.7%) to $1,699 million in the first six months of 2013. Adjusted Operating Income decreased $250 million (11.8%) to $1,877 million, and Adjusted Operating Income (on a constant currency basis)(1) decreased $144 million (6.8%) to $1,983 million due to the following:

	Operating
	Income	Change
	(in millions)	(percentage point)

Operating Income for the Six Months Ended June 30, 2012	$1,840
Integration Program	78	3.2	pp
Spin-Off Costs	139	6.2	pp
Spin-Off pension expense adjustment(2)	46	2.2	pp
2012-2014 Restructuring Program	51	2.1	pp
Operating income from divestitures	(27)	(1.1	)pp

Adjusted Operating Income(1) for the Six Months Ended June 30, 2012	$2,127
Favorable volume/mix	258	12.0	pp
Higher net pricing	121	5.6	pp
Higher input costs	(157)	(7.4	)pp
Higher selling, general and administrative expenses	(320)	(14.8	)pp
Gains on sales of property in 2012	(77)	(3.6	)pp
Intangible asset impairment charge in 2012	20	0.9	pp
Impact from acquisition	6	0.3	pp
Change in unrealized gains / (losses) on hedging activities	2	0.1	pp
Other, net	3	0.1	pp

Total change in Adjusted Operating Income (constant currency)(1)	(144)	(6.8%)

Unfavorable foreign currency	(106)	(5.0	)pp

Total change in Adjusted Operating Income(1)	(250)	(11.8%)

Adjusted Operating Income(1) for the Six Months Ended June 30, 2013	$1,877
Integration Program and other acquisition integration costs	(74)	(3.4	)pp
Spin-Off Costs	(24)	(1.2	)pp
2012-2014 Restructuring Program	(99)	(4.8	)pp
Gains on acquisition and divestitures, net	28	1.4	pp
Acquisition-related costs	(2)	(0.1	)pp
Operating income from divestitures	(7)	(0.4	)pp

Operating Income for the Six Months Ended June 30, 2013	$1,699	(7.7%)

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.
(2)	Represents the estimated benefit plan expense for the six months ended June 30, 2012 associated with certain benefit plan obligations transferred to Kraft Foods Group in the Spin-Off.

Favorable volume/mix was driven primarily by volume gains across all segments. During the first six months, increased input costs marginally outpaced higher net pricing, which primarily reflected pricing actions taken last year partially offset by lower coffee pricing. The increase in input costs was driven by higher raw material costs, in part due to higher foreign exchange realized losses, partially offset by lower manufacturing costs. Total selling, general and administrative expenses increased $215 million from the first six months of 2012, due in part to gains on sales of properties in 2012, higher 2012-2014 Restructuring Program costs and the inclusion of the acquired biscuit operations in Morocco. These items were more than offset by lower Spin-Off Costs, a favorable foreign currency impact net of the negative impact from the devaluation of our net monetary assets in Venezuela, lower Integration Program costs and the impact of businesses divested in 2013 and 2012. Excluding these factors, selling, general and administrative expenses increased $320 million from the first six months of 2012, driven primarily by higher overhead costs, including investments in sales capabilities and route-to-market expansion in emerging markets, higher advertising and consumer promotion costs in EEMEA, Asia Pacific and Europe, and prior-year proceeds from insurance settlements. In the first six months of 2012, we divested properties in Russia and Turkey and recorded pre-tax gains of $77 million. Within asset impairment and exit costs, we also recorded an asset impairment charge of $20 million related to a trademark in Japan in the first six months of 2012. The acquisition of a biscuit operation in Morocco added $6 million in operating income for the first six months of 2013. Unfavorable foreign currency decreased operating income by $106 million, due primarily to the devaluation of the Venezuelan bolivar (including the devaluation of our net monetary assets in Venezuela) and the strength of the U.S. dollar relative to most foreign currencies, primarily the Brazilian real, Argentinean peso, British pound sterling, South African rand and Indian rupee, partially offset by the strength of the euro relative to the U.S. dollar.

As a result of the net effect of these drivers, operating income margin decreased from 10.7% in the first six months of 2012 to 9.8% in the first six months of 2013. While gross margins were essentially flat for the first six months of 2013, the decrease in operating margin was driven primarily by higher overheads, including investments in sales capabilities and route-to-market expansion in emerging markets, the unfavorable currency impact due to the devaluation of our net monetary assets in Venezuela, the impact from the 2012 gains on the sales of property in Russia and Turkey, higher 2012-2014 Restructuring Program costs and prior-year proceeds from insurance settlements. These factors were partially offset by lower Spin-Off costs and the net gain on divestitures and acquisitions.

Net Earnings and Diluted Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $1,184 million decreased by $658 million (35.7%) in the first six months of 2013. Diluted EPS attributable to Mondelēz International was $0.66 in the first six months of 2013, down $0.37 (35.9%) from the first six months of 2012. Diluted EPS from continuing operations attributable to Mondelēz International was $0.66 in the first six months of 2013, up $0.20 (43.5%) from the first six months of 2012. Adjusted EPS(1) was $0.71 in the first six months of 2013, up $0.04 (6.0%) from the first six months of 2012. Adjusted EPS (on a constant currency basis)(1) was $0.76 in the first six months of 2013, up $0.09 (13.4%) from the first six months of 2012. These changes, shown net of tax below, were due to the following:

Diluted EPS

Diluted EPS Attributable to Mondelēz International for the Six Months Ended June 30, 2012	$1.03
Discontinued operations	0.57

Diluted EPS Attributable to Mondelēz International from Continuing Operations for the Six Months Ended June 30, 2012	$0.46
Spin-Off Costs(2)	0.11
Spin-Off pension expense adjustment(3)	0.01
Spin-Off interest expense adjustment(4)	0.04
2012-2014 Restructuring Program	0.02
Integration Program	0.04
Net earnings from divestitures	(0.01)

Adjusted EPS for the Six Months Ended June 30, 2012(1)	$0.67
Decrease in operations	(0.04)
Gains on sales of property in 2012	(0.03)
Intangible asset impairment charge in 2012	0.01
Change in unrealized gains / (losses) on hedging activities	–
Lower interest and other expense, net(5)	0.02
Changes in income taxes	0.13

Adjusted EPS for the Six Months Ended June 30, 2013 (constant currency)(1)	$0.76
Unfavorable foreign currency	(0.05)

Adjusted EPS for the Six Months Ended June 30, 2013(1)	$0.71
Spin-Off Costs(2)	(0.01)
2012-2014 Restructuring Program	(0.04)
Integration Program and other acquisition integration costs	(0.03)
Gains on acquisition and divestitures, net	0.04
Acquisition-related costs	(0.01)
Net earnings from divestitures	–

Diluted EPS Attributable to Mondelēz International for the Six Months Ended June 30, 2013	$0.66

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.
(2)	Spin-Off Costs include $24 million of pre-tax Spin-Off Costs in selling, general and administrative expense for the six months ended June 30, 2013 and $139 million of pre-tax Spin-Off Costs in selling, general and administrative expense and $162 million of pre-tax Spin-Off Costs in interest expense for the six months ended June 30, 2012.
(3)	Represents the estimated benefit plan expense for the six months ended June 30, 2012 associated with certain benefit plan obligations transferred to Kraft Foods Group in the Spin-Off.
(4)	Represents interest expense associated with the assumed reduction of $6 billion of our debt on January 1, 2012 from the utilization of funds received from Kraft Foods Group in 2012 in connection with our Spin-Off capitalization plan. Note during the year ended December 31, 2012, a portion of the $6 billion of debt was retired. As such, we adjusted interest expense during this period as if this debt had been paid on January 1, 2012 to ensure consistency of our assumption and related results.
(5)	Excludes the favorable foreign currency impact on interest expense related to our foreign denominated debt, the change in interest expense included in Spin-Off costs and the change in interest expense associated with the assumed reduction of $6 billion of our debt on January 1, 2012 from the utilization of funds received from the $6 billion of notes Kraft Foods Group issued directly and cash proceeds distributed to us in June 2012 in connection with our Spin-Off capitalization plan.

Results of Operations by Reportable Segment

Effective January 1, 2013, we reorganized our operations and management into five reportable segments:

•	Latin America
•	Asia Pacific
•	EEMEA
•	Europe
•	North America

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

The following discussion compares the net revenues and earnings of each of our reportable segments for the three and six months ended June 30, 2013 and 2012.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)		(in millions)

Net revenues:
Latin America	$1,339	$1,340	$2,737	$2,710
Asia Pacific	1,240	1,222	2,607	2,542
EEMEA	1,039	965	1,902	1,814
Europe	3,273	3,315	6,731	6,809
North America	1,704	1,685	3,362	3,319

Net revenues	$8,595	$8,527	$17,339	$17,194

Earnings before income taxes:
Operating income:
Latin America	$162	$206	$254	$369
Asia Pacific	129	150	318	327
EEMEA	112	141	173	279
Europe	369	432	775	858
North America	194	184	364	332
Unrealized gains / (losses) on hedging activities	24	23	43	41
General corporate expenses	(76)	(146)	(145)	(257)
Amortization of intangibles	(55)	(53)	(109)	(109)
Gains on acquisition and divestitures, net	6	–	28	–
Acquisition-related costs	–	–	(2)	–

Operating income	865	937	1,699	1,840
Interest and other expense, net	(235)	(344)	(514)	(831)

Earnings before income taxes	$630	$593	$1,185	$1,009

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

During the three months ended June 30, 2013, we completed two divestitures within our EEMEA segment which generated cash proceeds of $48 million and pre-tax gains of $6 million. The divestitures included a salty snacks business in Turkey and a confectionery business in South Africa. The aggregate operating results of these divestitures were not material to our condensed consolidated financial statements during the periods presented.

On February 22, 2013, we acquired the remaining interest in a biscuit operation in Morocco, which is now a wholly-owned subsidiary within our EEMEA segment. We paid net cash consideration of $119 million, consisting of $155 million purchase price net of cash acquired of $36 million. We also recorded a pre-tax gain of $22 million related to the remeasurement of our previously-held equity interest in the operation to fair value in accordance with U.S. GAAP. Acquisition costs of $7 million were included within selling, general and administrative expenses and interest and other expense, net. We also incurred $1 million of integration costs during the three months ended June 30, 2013, which were included in selling, general and administrative expenses within our EEMEA segment.

During the three months ended December 31, 2012, we completed several divestitures within our Europe segment which generated cash proceeds of $200 million and pre-tax gains of $107 million. The divestitures primarily included a dinners and sauces grocery business in Germany and Belgium and a canned meat business in Italy. The aggregate operating results of these divestitures were not material to our condensed consolidated financial statements as of and for the three and six months ended June 30, 2012.

In 2012, we sold properties located in Russia and Turkey within our EEMEA segment. The Turkey property sale generated a $22 million pre-tax gain in the second quarter of 2012 and the Russia property sale generated a $55 million pre-tax gain in the first quarter of 2012. The gains were recorded within selling, general and administrative expenses in our EEMEA segment.

In February 2013, the Venezuela government announced the devaluation of the official Venezuelan bolivar exchange rate from 4.30 bolivars to 6.30 bolivars to the U.S. dollar and the elimination of the second-tier, government-regulated SITME exchange rate previously applied to value certain types of transactions. In connection with the announced changes, which were effective on February 13, 2013, we recorded a $54 million unfavorable foreign currency charge related to the devaluation of our net monetary assets in Venezuela in selling, general and administrative expenses within our Latin America segment in the three months ended March 31, 2013. We also incurred net unfavorable devaluation-related foreign currency impacts within our pretax earnings of $17 million during the second quarter of 2013 and $24 million during the first six months of 2013 related to translating the earnings of our Venezuelan subsidiary to the U.S. dollar at the new exchange rate.

In connection with our 2012-2014 Restructuring Program, we recorded restructuring charges of $48 million for the three months and $88 million during the six months ended June 30, 2013, and $27 million for the three months and $50 million during the six months ended June 30, 2012, within asset impairment and exit costs. We also recorded implementation costs of $7 million for the three months and $11 million for the six months ended June 30, 2013 and $2 million in the three months and $1 million in the six months ended June 30, 2012 within cost of sales and selling, general and administrative expenses. The restructuring charges and implementation costs are recorded primarily within our North America and Europe segments.

We recorded Integration Program charges of $52 million during the three months and $73 million during the six months ended June 30, 2013 and $35 million for the three months and $78 million for the six months ended June 30, 2012. We recorded these charges in operations, as a part of selling, general and administrative expenses within our Europe, Asia Pacific, Latin America and EEMEA segments.

Unrealized gains / (losses) on hedging activities were $24 million for the three months ended June 30, 2013 and $23 million for the three months ended June 30, 2012. Unrealized gains / (losses) on hedging activities were $43 million for the six months ended June 30, 2013 and $41 million for the six months ended June 30, 2012. In all periods, the net gains were primarily related to gains on foreign currency contracts and commodity hedging activity.

The decrease in general corporate expenses for the three months ended June 30, 2013 was due primarily to lower Spin-Off Costs within general corporate expenses, as we recorded $15 million of Spin-Off Costs in the three months ended June 30, 2013 as compared to $100 million in the three months ended June 30, 2012. The decrease in general corporate expenses for the six months ended June 30, 2013 was due primarily to lower Spin-Off Costs within general corporate expenses, as we recorded $24 million of Spin-Off Costs in the six months ended June 30, 2013 as compared to $139 million in the six months ended June 30, 2012.

The decrease in interest and other expense, net for the three months ended June 30, 2013 was due primarily to a benefit from a statutory interest rate change impacting an accrued non-income tax liability, a reduction in long-term debt and the absence of Spin-Off Costs within interest expense as we recorded $28 million of Spin-Off Costs within interest expense in the three months ended June 30, 2012. The decrease in interest and other expense, net for the six months ended June 30, 2013 was due primarily to the absence of Spin-Off Costs within interest expense as we recorded $162 million of Spin-Off Costs within interest expense in the six months ended June 30, 2012, a reduction in long-term debt and a benefit from a statutory interest rate change impacting an accrued non-income tax liability.

Latin America

	For the Three Months Ended June 30,
	2013	2012	$ change	% change
	(in millions)

Net revenues	$1,339	$1,340	$(1)	(0.1%	)
Segment operating income	162	206	(44)	(21.4%	)

	For the Six Months Ended June 30,
	2013	2012	$ change	% change
	(in millions)

Net revenues	$2,737	$2,710	$27	1.0%
Segment operating income	254	369	(115)	(31.2%	)

Three Months Ended June 30:

Net revenues decreased $1 million (0.1%), due to unfavorable foreign currency (9.7 pp) and unfavorable volume/mix (2.0 pp), mostly offset by higher net pricing (11.6 pp). Unfavorable foreign currency was due primarily to the Venezuelan bolivar devaluation and the strength of the U.S. dollar relative to the Argentinean peso and Brazilian real, partially offset by the strength of the Mexican peso relative to the U.S. dollar. Unfavorable volume/mix was driven primarily by Mexico and Argentina, partially offset by volume/mix gains in Brazil. Higher net pricing was reflected across most of the region, primarily in Venezuela, Brazil and Argentina.

Segment operating income decreased $44 million (21.4%), due primarily to higher raw material costs, higher other selling, general and administrative expenses (including prior-year proceeds from an insurance settlement), higher manufacturing costs, unfavorable volume/mix and unfavorable foreign currency, partially offset by higher net pricing and lower 2012-2014 Restructuring Program costs.

Six Months Ended June 30:

Net revenues increased $27 million (1.0%), due to higher net pricing (10.5 pp) and favorable volume/mix (0.6 pp), partially offset by unfavorable foreign currency (10.1 pp). Higher net pricing was reflected across the entire region, except in Mexico. Favorable volume/mix was driven primarily by Brazil and Venezuela, partially offset by volume/mix declines in Mexico and Argentina. Unfavorable foreign currency was due primarily to the Venezuelan bolivar devaluation and the strength of the U.S. dollar relative to the Brazilian real and Argentinean peso, partially offset by the strength of the Mexican peso relative to the U.S. dollar.

Segment operating income decreased $115 million (31.2%), due primarily to higher raw material costs, higher other selling, general and administrative expenses (including prior-year proceeds from an insurance settlement), unfavorable foreign currency including the impact from the devaluation of net monetary assets in Venezuela and higher manufacturing costs, partially offset by higher net pricing, lower advertising and consumer promotion costs, lower Integration Program costs and lower 2012-2014 Restructuring Program costs.

Asia Pacific

	For the Three Months Ended June 30,
	2013	2012	$ change	% change
	(in millions)

Net revenues	$1,240	$1,222	$18	1.5%
Segment operating income	129	150	(21)	(14.0%	)

	For the Six Months Ended June 30,
	2013	2012	$ change	% change
	(in millions)

Net revenues	$2,607	$2,542	$65	2.6%
Segment operating income	318	327	(9)	(2.8%	)

Three Months Ended June 30:

Net revenues increased $18 million (1.5%), due to favorable volume/mix (3.5 pp), partially offset by unfavorable foreign currency (1.8 pp) and lower net pricing (0.2 pp). Favorable volume/mix was driven by the region’s emerging markets, primarily by China, India and the Philippines, partially offset by declines in the region’s developed markets, Australia/New Zealand and Japan. Unfavorable foreign currency was due primarily to the strength of the U.S. dollar relative to the Australian dollar and the Indian rupee. Lower net pricing was reflected primarily in Australian/New Zealand, partially offset by India and the Philippines.

Segment operating income decreased $21 million (14.0%), due primarily to higher raw material costs, higher other selling, general and administrative expenses (including prior-year proceeds from an insurance settlement) and higher advertising and consumer promotion costs, partially offset by favorable volume/mix and lower manufacturing costs.

Six Months Ended June 30:

Net revenues increased $65 million (2.6%), due to favorable volume/mix (3.8 pp) and higher net pricing (0.8 pp), partially offset by unfavorable foreign currency (2.0 pp). Favorable volume/mix was driven by the region’s emerging markets, primarily China, India, the Philippines and Malaysia, partially offset by declines in the region’s developed markets, Japan and Australia/New Zealand. Higher net pricing was reflected primarily in India, China, the Philippines and Thailand. Unfavorable foreign currency was due primarily to the strength of the U.S. dollar relative to the Indian rupee and the Australian dollar.

Segment operating income decreased $9 million (2.8%), due primarily to higher raw material costs, higher other selling, general and administrative expenses (including prior-year proceeds from an insurance settlement), higher advertising and consumer promotion costs and unfavorable foreign currency, partially offset by lower manufacturing costs, favorable volume/mix, higher net pricing, a 2012 asset impairment charge related to a trademark in Japan and lower Integration Program costs.

EEMEA

	For the Three Months Ended June 30,
	2013	2012	$ change	% change
	(in millions)

Net revenues	$1,039	$965	$74	7.7%
Segment operating income	112	141	(29)	(20.6%	)

	For the Six Months Ended June 30,
	2013	2012	$ change	% change
	(in millions)

Net revenues	$1,902	$1,814	$88	4.9%
Segment operating income	173	279	(106)	(38.0%	)

Three Months Ended June 30:

Net revenues increased $74 million (7.7%), due to favorable volume/mix (12.3 pp) and the impact of the acquisition of a biscuit operation in Morocco (2.6 pp), partially offset by unfavorable foreign currency (4.1 pp), the impact of divestitures in Turkey and South Africa (2.1 pp) and lower net pricing (1.0 pp). Favorable volume/mix was driven primarily by Russia, Ukraine, Central and Eastern Africa, Egypt and Gulf Cooperation Council (GCC) countries. Unfavorable foreign currency was due to the strength of the U.S. dollar relative to most foreign currencies in the region, primarily the South African rand, Egyptian pound and Russian ruble. Lower net pricing was reflected primarily in Russia and Ukraine, due to lower coffee and chocolate pricing, partially offset by higher net pricing in the GCC countries.

Segment operating income decreased $29 million (20.6%), due primarily to higher Integration Program and Morocco biscuit acquisition integration costs, higher other selling, general and administrative expenses, the 2012 gain on the sale of property in Turkey, higher advertising and consumer promotion costs, lower net pricing, unfavorable foreign currency and higher raw material costs, partially offset by favorable volume/mix, lower manufacturing costs and the impact from the acquisition in Morocco.

Six Months Ended June 30:

Net revenues increased $88 million (4.9%), due to favorable volume/mix (10.0 pp) and the impact of the acquisition of a biscuit operation in Morocco (2.0 pp), partially offset by unfavorable foreign currency (3.7 pp), lower net pricing (2.1 pp) and the impact of divestitures in Turkey and South Africa (1.3 pp). Favorable volume/mix was driven primarily by Russia, Ukraine, Egypt, Central and East Africa and West Africa. Unfavorable foreign currency was due to the strength of the U.S. dollar relative to most foreign currencies in the region, primarily the South African rand, Egyptian pound and Russian ruble. Lower net pricing was reflected primarily in Russia and Ukraine, due to lower coffee and chocolate pricing, partially offset by higher net pricing in the GCC countries, South Africa and Egypt.

Segment operating income decreased $106 million (38.0%), due primarily to the 2012 gains on the sales of property in Russia and Turkey, higher other selling, general and administrative expenses, lower net pricing, higher advertising and consumer promotion costs, higher Integration Program and Morocco biscuit acquisition integration costs and unfavorable foreign currency, partially offset by favorable volume/mix, lower manufacturing costs, lower raw material costs and the impact from the acquisition in Morocco.

Europe

	For the Three Months Ended June 30,
	2013	2012	$ change	% change
	(in millions)

Net revenues	$3,273	$3,315	$(42)	(1.3%	)
Segment operating income	369	432	(63)	(14.6%	)

	For the Six Months Ended June 30,
	2013	2012	$ change	% change
	(in millions)

Net revenues	$6,731	$6,809	$(78)	(1.1%	)
Segment operating income	775	858	(83)	(9.7%	)

Three Months Ended June 30:

Net revenues decreased $42 million (1.3%), due to lower pricing (3.6 pp) and the impact of prior-year divestitures (2.4 pp), partially offset by favorable volume/mix (3.8 pp) and favorable foreign currency (0.9 pp). Lower net pricing was driven primarily by lower coffee prices. Favorable volume/mix was driven by higher shipments in chocolate, coffee and biscuits, partially offset by lower shipments in cheese & grocery and gum & candy. Favorable foreign currency primarily reflected the strength of the euro and Swedish krona relative to the U.S. dollar, partially offset by the strength of the U.S. dollar relative to the British pound sterling.

Segment operating income decreased $63 million (14.6%), due primarily to lower net pricing, higher advertising and consumer promotion costs, costs incurred for the 2012-2014 Restructuring Program, the impact of prior-year divestitures and higher other selling, general and administrative expenses, partially offset by favorable volume/mix, lower manufacturing costs, lower raw material costs (primarily coffee), favorable foreign currency and lower Integration Program costs.

Six Months Ended June 30:

Net revenues decreased $78 million (1.1%), due to lower pricing (2.4 pp) and the impact of prior-year divestitures (1.8 pp), partially offset by favorable volume/mix (2.6 pp) and favorable foreign currency (0.5 pp). Lower net pricing was driven primarily by lower coffee prices. Favorable volume/mix was driven by higher shipments in chocolate, biscuits and coffee, partially offset by lower shipments in cheese & grocery and gum & candy. Favorable foreign currency primarily reflected the strength of the euro and Swedish krona relative to the U.S. dollar, mostly offset by the strength of the U.S. dollar relative to the British pound sterling.

Segment operating income decreased $83 million (9.7%), due primarily to lower net pricing, costs incurred for the 2012-2014 Restructuring Program, higher other selling, general and administrative expenses, the impact of prior-year divestitures and higher advertising and consumer promotion costs, partially offset by favorable volume/mix, lower manufacturing costs, lower raw material costs (primarily coffee), lower Integration Program costs and favorable foreign currency.

North America

	For the Three Months Ended June 30,
	2013	2012	$ change	% change
	(in millions)

Net revenues	$1,704	$1,685	$19	1.1%
Segment operating income	194	184	10	5.4%

	For the Six Months Ended June 30,
	2013	2012	$ change	% change
	(in millions)

Net revenues	$3,362	$3,319	$43	1.3%
Segment operating income	364	332	32	9.6%

Three Months Ended June 30:

Net revenues increased $19 million (1.1%), due to favorable volume/mix (3.2 pp), partially offset by the impact of a prior-year divestiture (1.1 pp), lower net pricing (0.9 pp) and unfavorable foreign currency (0.1 pp). Favorable volume/mix was driven primarily by higher shipments in biscuits, chocolate and candy, partially offset by lower shipments in gum. Lower net pricing was reflected primarily in gum & candy, partially offset by higher net pricing in biscuits.

Segment operating income increased $10 million (5.4%), due primarily to favorable volume/mix, lower pension expenses due to the transfer of certain benefit plan obligations to Kraft Foods Group in the Spin-Off, lower manufacturing costs and lower advertising and consumer promotion costs, partially offset by higher other selling, general and administrative expenses, lower net pricing and higher 2012-2014 Restructuring Program costs.

Six Months Ended June 30:

Net revenues increased $43 million (1.3%), due to favorable volume/mix (2.1 pp) and higher net pricing (0.3 pp), partially offset by the impact of a prior-year divestiture (0.9 pp) and unfavorable foreign currency (0.2 pp). Favorable volume/mix was driven primarily by higher shipments in biscuits, partially offset by lower shipments in gum. Higher net pricing was reflected primarily in biscuits, partially offset by lower net pricing in gum & candy.

Segment operating income increased $32 million (9.6%), due primarily to lower pension expenses due to the transfer of certain benefit plan obligations to Kraft Foods Group in the Spin-Off, favorable volume/mix and higher net pricing, partially offset by higher raw material costs, higher other selling, general and administrative expenses, higher 2012-2014 Restructuring Program costs, higher manufacturing costs, and the impact of a prior-year divestiture.

Liquidity and Capital Resources

We believe that cash from operations, our $4.5 billion revolving credit facility, our commercial paper program and our authorized long-term financing will provide sufficient liquidity to meet our working capital needs, planned capital expenditures, future contractual obligations and payment of our anticipated quarterly dividends. We continue to utilize our commercial paper program and primarily uncommitted international credit lines for regular funding requirements. We also use intercompany loans with foreign subsidiaries to improve financial flexibility. Overall, we do not expect any negative effects to our funding sources that would have a material effect on our liquidity, including the indefinite reinvestment of our foreign earnings.

The cash flow activity of the Kraft Foods Group discontinued operation, which was divested on October 1, 2012, is included within our consolidated cash flow results for the six months ended June 30, 2012.

Net Cash Provided By Operating Activities:

During the first six months of 2013, net cash provided by operating activities was $418 million, compared with $1,208 million provided in the first six months of 2012. The decrease in cash provided by operating cash flows primarily relates to decreased earnings from discontinued operations, offset by lower working capital costs (mainly due to increased collection of receivables, increased payables as well as a decrease in inventory levels) and lower interest payments.

Net Cash Used in Investing Activities:

During the first six months of 2013, net cash used in investing activities was $582 million, compared with $644 million used in the first six months of 2012. The decrease in cash used in investing activities primarily relates to lower capital expenditures primarily due to the inclusion of Kraft Foods Group capital expenditures in 2012, $55 million received from Kraft Foods Group during the first six months of 2013 related to employee stock awards exchanged at the time of the Spin-Off and $48 million of proceeds from divestitures in the six months ended June 30, 2013, which was partially offset by $119 million of cash paid, net of cash received, in connection with the acquisition of a biscuit operation in Morocco.

Net Cash (Used in) / Provided by Financing Activities:

During the first six months of 2013, net cash used in financing activities was $1,728 million, compared with $2,126 million provided in the first six months of 2012. The change in cash flows from financing activities was primarily due to proceeds from the issuance of long-term debt during the first six months of 2012 and $92 million paid to repurchase stock under our stock repurchase program, partially offset by lower repayments of long-term debt in the first six months of 2013 (both the issuance and repayments in the first six months of 2012 were primarily driven by our Spin-Off capitalization plan), lower dividend payments in the first six months of 2013 reflecting our new capital structure and dividend rate following the Spin-Off, and higher proceeds from short-term borrowings in the first six months of 2013 to repay long-term debt.

Borrowing Arrangements:

We maintain a $4.5 billion four-year senior unsecured revolving credit facility agreement which expires on April 1, 2015. On April 4, 2013, we amended a debt covenant in the credit facility agreement to reflect our new capital structure following the divestiture of Kraft Foods Group. We are now required to maintain a minimum total shareholders’ equity, excluding accumulated other comprehensive earnings / (losses), of at least $24.6 billion. At June 30, 2013, we met the covenant with total shareholders’ equity, excluding accumulated other comprehensive earnings / (losses), of $35.6 billion. The revolving credit facility agreement also contains customary representations, covenants and events of default. However, there are no other financial covenants, credit rating triggers or provisions that could require us to post collateral as security. We intend to use the revolving credit facility for general corporate purposes, including for working capital purposes and to support our commercial paper program. As of June 30, 2013, no amounts were drawn on this credit facility.

Some of our international subsidiaries maintain primarily uncommitted credit lines to meet short-term working capital needs. Collectively, these credit lines amounted to $2.4 billion at June 30, 2013. In the aggregate, borrowings on these lines were $208 million at June 30, 2013 and $274 million at December 31, 2012.

Long-Term Debt:

On May 8, 2013, $1 billion of our 2.625% notes matured. The notes and accrued interest to date were paid with cash on hand and the issuance of commercial paper.

On February 11, 2013, $750 million of our 6.00% notes matured. The notes and accrued interest to date were paid with cash on hand.

We expect to continue to comply with our long-term debt covenants. Refer to our Annual Report on Form 10-K for the year ended December 31, 2012 for further details of our debt covenants.

Total Debt:

Our total debt was $18.1 billion at June 30, 2013 and $19.4 billion at December 31, 2012. Our debt-to-capitalization ratio was 0.37 at June 30, 2013 and 0.38 at December 31, 2012. At June 30, 2013, the weighted-average term of our outstanding long-term debt was 9.2 years.

From time to time we refinance long-term and short-term debt. The nature and amount of our long-term and short-term debt and the proportionate amount of each will vary as a result of future business requirements, market conditions and other factors. As of June 30, 2013, we had $11.2 billion remaining in long-term financing authority from our Board of Directors.

In the next 12 months, $2.3 billion of long-term debt will mature as follows: $1.8 billion in October 2013 and $500 million in February 2014. We expect to fund these repayments with cash from operations, the issuance of commercial paper or the issuance of additional debt.

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

During the first six months of 2013, our aggregate commodity costs increased over the comparable prior-year period, primarily as a result of dairy, packaging material and grain and oil costs partially offset by lower coffee costs. We expect the price volatility and higher cost environment to continue over the remainder of the year. We address higher commodity costs primarily through higher pricing, lower manufacturing costs due to our end-to-end cost management program and overhead cost control. We expect to continue to use these measures to address further commodity cost increases.

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

Equity and Dividends

Stock Plans:

See Note 11, Stock Plans, for more information on our stock plans and award activity for the six months ended June 30, 2013.

Dividends:

We paid dividends of $464 million in the first six months of 2013 and $1,025 million in the first six months of 2012. Immediately following the Spin-Off of Kraft Foods Group, our expected annual dividend rate was $0.52 per common share. On August 6, 2013, our Audit Committee, with authorization from the Board of Directors, approved a quarterly dividend of $0.14 per common share payable on October 15, 2013 to shareholders of record on September 30, 2013. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.

Stock Repurchase Program:

On March 12, 2013, our Board of Directors authorized the repurchase of up to the lesser of 40 million shares or $1.2 billion of our Common Stock through March 12, 2016. Repurchases under the program are determined by management and are wholly discretionary. During the three months ended June 30, 2013, we repurchased 3.2 million shares of common stock at an average cost of $30.21 per share, or an aggregate cost of $97.5 million, of which $92 million was paid during the three months ended June 30, 2013. All repurchased shares were funded through available cash and commercial paper and the shares are held in treasury. On August 6, 2013, our Audit Committee, with authorization from the Board of Directors, increased the repurchase program capacity to $6.0 billion of repurchases of our Common Stock and extended the expiration date to December 31, 2016. The primary purposes of the program are to return cash to shareholders and to offset dilution from our equity compensation plans. As of August 7, 2013, we have $5.9 billion in remaining share repurchase capacity.

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

Contingencies

See Note 12, Commitments and Contingencies, and Part II, Item 1. Legal Proceedings for a discussion of contingencies.

Forward-Looking Statements

This report contains a number of forward-looking statements. Words, and variations of words, such as “expect,” “plan,” “objective,” “outlook,” “intend,” “will,” “believe,” “estimate,” “would be,” “opportunity,” “seek,” “continue,” “achieve,” “growth” and similar expressions are intended to identify our forward-looking statements, including but not limited to statements relating to the impacts of our segment reorganization; our accounting estimates; our liquidity, funding sources and uses of funding; our 2013 Outlook, in particular, 2013 Organic Net Revenue growth and Adjusted EPS; and our stock repurchase program.

These forward-looking statements involve risks and uncertainties, many of which are beyond our control. Important factors that could cause actual results to differ materially from those in our forward-looking statements include, but are not limited to, continued volatility of commodity and other input costs, pricing actions, increased competition, consolidation of large retail customers, risk of adverse changes in our supplier or customer base, our ability to innovate and differentiate our products, increased costs of sales, regulatory or legal restrictions, actions or delays, our ability to protect our intellectual property and intangible assets, a shift in our product mix to lower margin offerings, private label brands, perceived or actual product quality issues or product recalls, risks from operating globally, unanticipated disruptions to our business, continued consumer weakness, continued weakness in economic conditions, volatility of capital or other markets, risks related to use of information technologies, our labor force, a shift in our pre-tax income between U.S. and/or foreign jurisdictions and tax law changes. For additional information on these and other factors that could affect our forward-looking statements, see our risk factors, as they may be amended from time to time, set forth in our filings with the SEC, including our most recently filed Annual Report on Form 10-K. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this report.

Outlook

We expect 2013 Organic Net Revenue growth to be at the low end of our long-term growth target of 5 to 7 percent and 2013 Adjusted EPS of $1.55 to $1.60. Our Adjusted EPS guidance is based on 2012 average currency rates and includes the estimated ($0.04) impact of the write-down of the net monetary assets and the translation of operating income for the company’s Venezuelan business stemming from that government’s decision to devalue its currency to a fixed rate of 6.30 bolivars to the U.S. dollar on February 8, 2013.

We manage our growth and our business through a virtuous cycle. We take profits and reinvest savings to pursue additional targeted growth opportunities within our portfolio of power brands and priority markets.

See our Non-GAAP Financial Measures section for additional information on our non-GAAP financial measures, Organic Net Revenue and Adjusted EPS.

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

•

“Adjusted Operating Income” which is defined as operating income excluding the impact of Spin-Off Costs, pension costs related to obligations transferred in the Spin-Off, the 2012-2014 Restructuring Program, the Integration Program and other acquisition integration costs, gains / losses on divestitures or acquisitions, acquisition-related costs, and the operating results of divestitures (including businesses under sale agreements). We also evaluate growth in our Adjusted Operating Income on a constant currency basis.

•

“Adjusted EPS” (previously referred to as “Operating EPS”) which is defined as diluted EPS attributable to Mondelēz International from continuing operations excluding the impact of Spin-Off Costs, pension costs related to the obligations transferred in the Spin-Off, the 2012-2014 Restructuring Program, the Integration Program and other acquisition integration costs, gains / losses on divestitures or acquisitions, acquisition-related costs, and net earnings from divestitures (including businesses under sale agreements), and including an interest expense adjustment related to the Spin-Off transaction. We also evaluate growth in our Adjusted EPS on a constant currency basis.

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

	For the Three Months Ended June 30,
	2013	2012	$ Change	% Change
	(in millions)

Organic Net Revenues	$8,733	$8,412	$321	3.8%
Impact of foreign currency	(163)	–	(163)	(1.9	)pp
Impact of divestitures	1	115	(114)	(1.4	)pp
Impact of acquisition	24	–	24	0.3	pp

Net revenues	$8,595	$8,527	$68	0.8%

	For the Six Months Ended June 30,
	2013	2012	$ Change	% Change
	(in millions)

Organic Net Revenues	$17,643	$16,995	$648	3.8%
Impact of foreign currency	(360)	–	(360)	(2.1	)pp
Impact of divestitures	20	199	(179)	(1.1	)pp
Impact of acquisition	36	–	36	0.2	pp

Net revenues	$17,339	$17,194	$145	0.8%

Adjusted Operating Income

Using the definition of “Adjusted Operating Income” above, the only adjustments made to “operating income” (the most comparable U.S. GAAP financial measure) for the three and six months ended June 30, 2013 were to exclude Spin-Off Costs, pension costs related to obligations transferred in the Spin-Off, 2012-2014 Restructuring Program costs, Integration Program and other acquisition integration costs, gains on acquisition and divestitures, acquisition-related costs and operating income from divestitures. We also evaluate Adjusted Operating Income on a constant currency basis. We believe that Adjusted Operating Income provides improved comparability of operating results.

	For the Three Months Ended June 30,
	2013	2012	$ Change	% Change
	(in millions)

Adjusted Operating Income (constant currency)	$1,004	$1,107	$(103)	(9.3)%
Impact of foreign currency	(22)	–	(22)	(2.0	)pp

Adjusted Operating Income	$982	$1,107	$(125)	(11.3)%
Spin-Off costs	(15)	(100)	85	7.1	pp
Spin-Off pension expense adjustment(1)	–	(23)	23	2.2	pp
2012-2014 Restructuring Program	(55)	(29)	(26)	(2.9	)pp
Integration Program and other acquisition integration costs	(53)	(35)	(18)	(2.0	)pp
Gains on acquisition and divestitures, net	6	–	6	0.6	pp
Operating income from divestitures	–	17	(17)	(1.4	)pp

Operating income	$865	$937	$(72)	(7.7)%

	For the Six Months Ended June 30,
	2013	2012	$ Change	% Change
	(in millions)

Adjusted Operating Income (constant currency)	$1,983	$2,127	$(144)	(6.8)%
Impact of foreign currency	(106)	–	(106)	(5.0	)pp

Adjusted Operating Income	$1,877	$2,127	$(250)	(11.8)%
Spin-Off costs	(24)	(139)	115	5.0	pp
Spin-Off pension expense adjustment(1)	–	(46)	46	2.2	pp
2012-2014 Restructuring Program	(99)	(51)	(48)	(2.7	)pp
Integration Program and other acquisition integration costs	(74)	(78)	4	(0.2	)pp
Acquisition-related costs	(2)	–	(2)	(0.1	)pp
Gains on acquisition and divestitures, net	28	–	28	1.4	pp
Operating income from divestitures	(7)	27	(34)	(1.5	)pp

Operating income	$1,699	$1,840	$(141)	(7.7)%

(1)	Represents the estimated benefit plan expense for the three and six months ended June 30, 2012 associated with certain benefit plan obligations transferred to Kraft Foods Group in the Spin-Off.

Adjusted EPS

Using the definition of “Adjusted EPS” above, the only adjustments made to “diluted EPS attributable to Mondelēz International from continuing operations” (the most comparable U.S. GAAP financial measure) were to exclude Spin-Off Costs, pension costs related to obligations transferred in the Spin-Off, interest expense adjustment related to the Spin-Off transaction, 2012-2014 Restructuring Program costs, Integration Program and other acquisition integration costs, gains on acquisition and divestitures, acquisition-related costs and net earnings from divestitures. We also evaluate Adjusted EPS on a constant currency basis. We believe Adjusted EPS provides improved comparability of operating results.

	For the Three Months Ended June 30,
	2013	2012	$ Change	% Change

Adjusted EPS (constant currency)	$0.38	$0.36	$0.02	5.6%
Impact of foreign currency	(0.01)	–	(0.01)

Adjusted EPS	$0.37	$0.36	$0.01	2.8%
Spin-Off Costs(1)	(0.01)	(0.05)	0.04
Spin-Off pension expense adjustment(2)	–	(0.01)	0.01
Spin-Off interest expense adjustment(3)	–	(0.01)	0.01
2012-2014 Restructuring Program	(0.02)	(0.01)	(0.01)
Integration Program and other acquisition integration costs	(0.02)	(0.02)	–
Gains on acquisition and divestitures, net	0.02	–	0.02
Net earnings from divestitures	–	0.01	(0.01)

Diluted EPS attributable to Mondelēz International from continuing operations	$0.34	$0.27	$0.07	25.9%
Discontinued operations	–	0.31	(0.31)

Diluted EPS attributable to Mondelēz International	$0.34	$0.58	$(0.24)	(41.4)%

	For the Six Months Ended June 30,
	2013	2012	$ Change	% Change

Adjusted EPS (constant currency)	$0.76	$0.67	$0.09	13.4%
Impact of foreign currency	(0.05)	–	(0.05)

Adjusted EPS	$0.71	$0.67	$0.04	6.0%
Spin-Off Costs(1)	(0.01)	(0.11)	0.10
Spin-Off pension expense adjustment(2)	–	(0.01)	0.01
Spin-Off interest expense adjustment(3)	–	(0.04)	0.04
2012-2014 Restructuring Program	(0.04)	(0.02)	(0.02)
Integration Program and other acquisition integration costs	(0.03)	(0.04)	0.01
Gains on acquisition and divestitures, net	0.04	–	0.04
Acquisition-related costs	(0.01)	–	(0.01)
Net earnings from divestitures	–	0.01	(0.01)

Diluted EPS attributable to Mondelēz International from continuing operations	$0.66	$0.46	$0.20	43.5%
Discontinued operations	–	0.57	(0.57)

Diluted EPS attributable to Mondelēz International	$0.66	$1.03	$(0.37)	(35.9)%

(1)	Spin-Off Costs include $15 million of pre-tax Spin-Off Costs in selling, general and administrative expense for the three months ended June 30, 2013 and $100 million of pre-tax Spin-Off Costs in selling, general and administrative expense and $28 million of pre-tax Spin-Off Costs in interest expense for the three months ended June 30, 2012. Spin-Off Costs include $24 million of pre-tax Spin-Off Costs in selling, general and administrative expense for the six months ended June 30, 2013 and $139 million of pre-tax Spin-Off Costs in selling, general and administrative expense and $162 million of pre-tax Spin-Off Costs in interest expense for the six months ended June 30, 2012.

(2)	Represents the estimated benefit plan expense for the three months ended June 30, 2012 associated with certain benefit plan obligations transferred to Kraft Foods Group in the Spin-Off.
(3)	Represents interest expense associated with the assumed reduction of $6 billion of our debt on January 1, 2012 from the utilization of funds received from Kraft Foods Group in 2012 in connection with our Spin-Off capitalization plan. Note during the year ended December 31, 2012, a portion of the $6 billion of debt was retired. As such, we adjusted interest expense during this period as if this debt had been paid on January 1, 2012 to ensure consistency of our assumption and related results.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a global operation, we use certain financial instruments to manage our foreign currency exchange rate, commodity price and interest rate risks. We monitor and manage these exposures as part of our overall risk management program. Our risk management program focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. We maintain foreign currency, commodity price and interest rate risk management policies that principally use derivative instruments to reduce significant, unanticipated earnings fluctuations that may arise from volatility in foreign currency exchange rates, commodity prices and interest rates. We also sell commodity futures to unprice future purchase commitments, and we occasionally use related futures to cross-hedge a commodity exposure. We are not a party to leveraged derivatives and, by policy, do not use financial instruments for speculative purposes. There were no significant changes in the types of derivative instruments we use to hedge our exposures since December 31, 2012. Refer to Note 9, Financial Instruments, for further information on our derivative activity during the first six months of 2013 and the types of derivative instruments we used to hedge our exposures.

Item 4. Controls and Procedures.

a)	Evaluation of Disclosure Controls and Procedures

Management, together with our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2013.

b)	Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended June 30, 2013. We determined that there were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

We routinely are involved in legal proceedings, claims and governmental inspections or investigations (“Legal Matters”) arising in the ordinary course of our business.

Information regarding Legal Matters is available in Note 12, Commitments and Contingencies, to the consolidated financial statements in this report.

While we cannot predict with certainty the results of any Legal Matters in which we are currently involved, we do not expect that the ultimate costs to resolve any of these Legal Matters individually and in the aggregate will have a material adverse effect on our financial results.

Item 1A.  Risk Factors.

There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows the stock repurchase activity for each of the three months in the quarter ended June 30, 2013:

			Total Number	Maximum Number
			of Shares	of Shares that
	Total	Average	Purchased as	May Yet Be
	Number	Price	Part of Publicly	Purchased Under
	of Shares (1)	per Share	Announced Program (2)	The Program (2)
April 1-30, 2013	7,517	$29.99	–	40,000,000
May 1-31, 2013	920,962	31.20	915,689	39,084,311
June 1-30, 2013	2,314,429	29.82	2,311,200	36,773,111

For the Quarter Ended June 30, 2013	3,242,908	30.21	3,226,889

(1)	The total number of shares purchased includes: (i) shares purchased pursuant to the repurchase program described in footnote 2 below; and (ii) shares tendered to us by employees who used shares to exercise options, and who used shares to pay the related taxes for grants of restricted and deferred stock that vested, totaling 7,517 shares, 5,273 shares and 3,229 shares for the fiscal months of April, May and June 2013, respectively.
(2)	On March 13, 2013, we announced that on March 12, 2013, our Board of Directors authorized the repurchase of up to the lesser of 40 million shares or $1.2 billion of our Common Stock through March 12, 2016. On August 7, 2013, we announced that on August 6, 2013, our Audit Committee, with authorization from the Board of Directors, increased the repurchase program capacity to $6.0 billion of repurchases of our Common Stock and extended the expiration date to December 31, 2016. As of August 7, 2013, we had $5.9 billion in remaining share repurchase capacity.

Item 6.  Exhibits.

Exhibit Number	Description

10.1	Amendment No. 1 To 4-Year Revolving Credit Agreement, by and among the Registrant and the Lenders set forth on the signature pages thereto, JPMorgan Securities LLC, Deutsche Bank Securities Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and HSBC Securities (USA) LLC, as joint bookrunners, and JPMorgan Chase Bank, N.A. and Deutsche Bank AG New York Branch, as co-administrative agents, dated as of April 4, 2013.

11	Computation of Per Share Earnings.*

12	Computation of Ratios of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following materials from Mondelēz International’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Equity, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Comprehensive Earnings, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) document and entity information.

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

August 8, 2013