Form 10-Q
period 2013-09-30
Mondelez International, Inc.
filed 2013-11-07
CIK 1103982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

At October 31, 2013, there were 1,753,787,532 shares of the registrant’s Class A common stock outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of U.S. dollars, except per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net revenues	$8,472	$8,326	$25,811	$25,520
Cost of sales	5,328	5,206	16,194	15,994

Gross profit	3,144	3,120	9,617	9,526
Selling, general and administrative expenses	1,784	2,215	6,385	6,601
Asset impairment and exit costs	43	13	135	84
Gains on acquisition and divestitures, net	–	–	(28)	–
Amortization of intangibles	55	54	164	163

Operating income	1,262	838	2,961	2,678

Interest and other expense, net	218	737	732	1,568

Earnings from continuing operations before income taxes	1,044	101	2,229	1,110

Provision / (benefit) for income taxes	14	(76)	8	104

Earnings from continuing operations	1,030	177	2,221	1,006

Earnings from discontinued operations, net of income taxes	–	482	–	1,506

Net earnings	1,030	659	2,221	2,512

Noncontrolling interest	6	7	13	18

Net earnings attributable to Mondelēz International	$1,024	$652	$2,208	$2,494

Per share data:
Basic earnings per share attributable to Mondelēz International:
Continuing operations	0.58	0.10	1.24	0.56
Discontinued operations	–	0.27	–	0.84

Net earnings attributable to Mondelēz International	$0.58	$0.37	$1.24	$1.40

Diluted earnings per share attributable to Mondelēz International:
Continuing operations	0.57	0.10	1.23	0.55
Discontinued operations	–	0.26	–	0.85

Net earnings attributable to Mondelēz International	$0.57	$0.36	$1.23	$1.40

Dividends declared	$0.14	$0.29	$0.40	$0.87

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Earnings

(in millions of U.S. dollars)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net earnings	$1,030	$659	$2,221	$2,512
Other comprehensive earnings / (losses):
Currency translation adjustment:
Translation adjustment	778	726	(931)	528
Tax (expense) / benefit	39	17	9	26
Pension and other benefits:
Net actuarial gain / (loss) arising during period	6	(1,583)	3	(1,474)
Reclassification of losses / (gains) into net earnings:
Amortization of experience losses and prior service costs	48	128	145	377
Settlement (gains) / losses	(2)	53	3	113
Tax (expense) / benefit	(11)	519	(37)	379
Derivatives accounted for as hedges:
Net derivative gains / (losses)	10	(10)	133	(366)
Reclassification of losses / (gains) into net earnings	8	446	52	589
Tax (expense) / benefit	(8)	(164)	(65)	(93)

Total other comprehensive earnings / (losses)	868	132	(688)	79

Comprehensive earnings / (losses)	1,898	791	1,533	2,591
less: Comprehensive earnings / (losses) attributable to noncontrolling interests	10	14	10	19

Comprehensive earnings / (losses) attributable to Mondelēz International	$1,888	$777	$1,523	$2,572

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions of U.S. dollars, except share data)

(Unaudited)

	September 30,	December 31,
	2013	2012

ASSETS
Cash and cash equivalents	$3,692	$4,475
Receivables (net of allowances of $92 in 2013 and $118 in 2012)	6,245	6,129
Inventories, net	4,161	3,741
Deferred income taxes	527	542
Other current assets	838	735

Total current assets	15,463	15,622

Property, plant and equipment, net	10,085	10,010
Goodwill	25,679	25,801
Intangible assets, net	22,111	22,552
Prepaid pension assets	29	18
Other assets	1,492	1,475

TOTAL ASSETS	$74,859	$75,478

LIABILITIES
Short-term borrowings	$2,527	$274
Current portion of long-term debt	2,303	3,577
Accounts payable	4,533	4,642
Accrued marketing	2,191	2,484
Accrued employment costs	1,079	1,038
Other current liabilities	2,636	2,858

Total current liabilities	15,269	14,873

Long-term debt	15,089	15,574
Deferred income taxes	6,218	6,302
Accrued pension costs	2,807	2,885
Accrued postretirement health care costs	470	451
Other liabilities	2,514	3,038

TOTAL LIABILITIES	42,367	43,123

Commitments and Contingencies (Note 12)

EQUITY
Common Stock, no par value (1,996,537,778 shares issued in 2013 and 2012)	–	–
Additional paid-in capital	31,505	31,548
Retained earnings	11,878	10,457
Accumulated other comprehensive losses	(3,318)	(2,633)
Treasury stock, at cost	(7,722)	(7,157)

Total Mondelēz International Shareholders’ Equity	32,343	32,215
Noncontrolling interest	149	140

TOTAL EQUITY	32,492	32,355

TOTAL LIABILITIES AND EQUITY	$74,859	$75,478

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(in millions of U.S. dollars, except per share data)

(Unaudited)

	Mondelēz International Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings / (Losses)	Treasury Stock	Noncontrolling Interest	Total Equity

Balances at January 1, 2012	$–	$31,318	$18,012	$(6,637)	$(7,476)	$111	$35,328
Comprehensive earnings / (losses):
Net earnings	–	–	3,028	–	–	27	3,055
Other comprehensive earnings / (losses), net of income taxes	–	–	–	(304)	–	6	(298)
Exercise of stock options and issuance of other stock awards	–	141	(53)	–	319	–	407
Cash dividends declared ($1.00 per share)	–	–	(1,775)	–	–	–	(1,775)
Spin-Off of Kraft Foods Group, Inc.	–	89	(8,755)	4,308	–	–	(4,358)
Dividends paid on noncontrolling interest and other activities	–	–	–	–	–	(4)	(4)

Balances at December 31, 2012	$–	$31,548	$10,457	$(2,633)	$(7,157)	$140	$32,355
Comprehensive earnings / (losses):
Net earnings	–	–	2,208	–	–	13	2,221
Other comprehensive earnings / (losses), net of income taxes	–	–	–	(685)	–	(3)	(688)
Exercise of stock options and issuance of other stock awards	–	(42)	(75)	–	288	–	171
Cash dividends declared ($0.40 per share)	–	–	(712)	–	–	–	(712)
Common Stock repurchased	–	–	–	–	(853)	–	(853)
Dividends paid on noncontrolling interest and other activities	–	(1)	–	–	–	(1)	(2)

Balances at September 30, 2013	$–	$31,505	$11,878	$(3,318)	$(7,722)	$149	$32,492

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions of U.S. dollars)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2013	2012
CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES
Net earnings	$2,221	$2,512
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	808	1,065
Stock-based compensation expense	98	135
Deferred income tax (benefit) / provision	(237)	461
Gains on acquisition and divestitures, net	(28)	–
Unrealized loss on discontinued cash flow hedges due to Spin-Off	–	436
Asset impairments	36	94
Benefit from indemnification resolution	(385)	–
Other non-cash expense, net	46	98
Change in assets and liabilities:
Receivables, net	(100)	(699)
Inventories, net	(502)	(712)
Accounts payable	(30)	(104)
Other current assets	16	149
Other current liabilities	(787)	(1,284)
Change in pension and postretirement assets and liabilities, net	42	24

Net cash provided by operating activities	1,198	2,175

CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES
Capital expenditures	(1,028)	(1,229)
Acquisition, net of cash received	(119)	–
Proceeds from divestitures, net of disbursements	48	–
Cash received from Kraft Foods Group related to the Spin-Off	55	–
Other	29	100

Net cash used in investing activities	(1,015)	(1,129)

CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES
Net issuance of short-term borrowings	1,604	83
Issuance of commercial paper, maturities greater than 90 days	726	1,579
Repayments of commercial paper, maturities greater than 90 days	(70)	(1,581)
Long-term debt proceeds	–	6,767
Long-term debt repaid	(1,750)	(4,336)
Repurchase of Common Stock	(793)	–
Dividends paid	(696)	(1,542)
Other	98	(142)

Net cash (used in) / provided by financing activities	(881)	828

Effect of exchange rate changes on cash and cash equivalents	(85)	25

Cash and cash equivalents:
Increase / (decrease)	(783)	1,899
Balance at beginning of period	4,475	1,974

Balance at end of period	$3,692	$3,873

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

Accounting Calendar Change:

In connection with moving toward a common consolidation date across the company, in the first quarter of 2013, we changed the consolidation date for our Europe segment. Previously, this segment primarily reported results as of the last Saturday of each period. Subsequent to the change, our Europe segment reports results as of the last calendar day of the period. At this time, the majority of our operating subsidiaries report results as of the last calendar day of the period. Our North American operating subsidiaries report results as of the last Saturday of the period. The change in the consolidation date for our Europe segment had a favorable impact of $19 million on net revenues and $3 million on operating income for the three and nine months ended September 30, 2013.

Discontinued Operation:

On October 1, 2012, we completed the spin-off of our former North American grocery business, Kraft Foods Group, Inc. (“Kraft Foods Group”) by distributing 100% of the outstanding shares of common stock of Kraft Foods Group to holders of our Common Stock (the “Spin-Off”). We retained our global snacks business along with other food and beverage categories. The divested Kraft Foods Group is presented as a discontinued operation on the condensed consolidated statements of earnings for the three and nine months ended September 30, 2012. The other comprehensive earnings and cash flows of Kraft Foods Group are included within our condensed consolidated statements of equity, comprehensive earnings and cash flows in the prior-year period through October 1, 2012. The results from the discontinued operation are discussed in additional detail in Note 2, Divestitures and Acquisition.

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

Highly Inflationary Accounting:

On February 8, 2013, the Venezuelan government announced the devaluation of the official Venezuelan bolivar exchange rate from 4.30 bolivars to 6.30 bolivars to the U.S. dollar and the elimination of the second-tier, government-regulated SITME exchange rate previously applied to value certain types of transactions. In connection with the announced changes, which were effective on February 13, 2013, we recorded a $54 million unfavorable foreign currency charge related to the devaluation of our net monetary assets in Venezuela. The charge was recorded in selling, general and administrative expenses within our Latin America segment. We also incurred net unfavorable devaluation-related foreign currency impacts within our pre-tax earnings of $20 million during the three months and $44 million during the nine months ended September 30, 2013 related to translating the earnings of our Venezuelan subsidiary to the U.S. dollar at the new exchange rate. As of September 30, 2013, our net monetary assets denominated in the Venezuelan bolivar were $280 million.

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

Reclassification:

Our condensed consolidated cash flow statements reflect commercial paper with original maturities greater than 90 days on a gross basis in both periods.

New Accounting Pronouncements:

In July 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update which requires companies to present an unrecognized tax benefit as a reduction to a deferred tax asset when the right of offset exists. The update will be effective for fiscal years beginning after December 15, 2013. We currently comply with the prescribed accounting presentation so that adopting the new guidance will have no impact on the presentation of our financial statements.

In July 2013, the FASB issued an accounting standards update which permits the inclusion of the Fed Funds Effective Swap Rate as a U.S. benchmark interest rate for hedge accounting purposes in addition to the interest rates on direct Treasury obligations of the U.S. government and the London Interbank Offered Rate (“LIBOR”). The guidance is effective for new or redesignated hedging relationships we entered into on or after July 17, 2013. The adoption of this guidance did not have and is not expected to have a material impact on our financial statements.

In March 2013, the FASB issued an accounting standards update on a parent company’s accounting for the cumulative translation adjustment (“CTA”) upon derecognition of certain subsidiaries or groups of assets within a foreign entity or an investment in a foreign entity. We plan to comply with the new requirement beginning January 1, 2014 for transactions within the scope of the standard. Application of the standard is primarily expected to impact the net gain or loss recognized on any divestitures of foreign subsidiaries after January 1, 2014.

In February 2013, the FASB issued an accounting standards update, clarifying how entities are required to measure obligations resulting from joint and several liability arrangements. We plan to comply with the new standard beginning January 1, 2014. We do not expect it to have a material effect on our consolidated financial results as our joint and several guarantee of indebtedness discussed in Note 12, Commitments and Contingencies, expires prior to the effective date. We have no other material arrangements that fall within the scope of the standard at this time.

In February 2013, the FASB issued an accounting standards update, clarifying the reporting of significant reclassifications from components of accumulated other comprehensive income (“AOCI”) and the related impacts on primarily the statement of earnings. The guidance is effective for fiscal years and interim reporting periods beginning after December 15, 2012. We adopted the guidance effective January 1, 2013 and disclose reclassifications from accumulated other comprehensive income and their impact on our condensed consolidated financial statements in Note 13, Reclassifications from Accumulated Other Comprehensive Income.

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

Summary results of operations for Kraft Foods Group through September 30, 2012 were as follows:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2012	September 30, 2012
	(in millions)

Net revenues	$4,583	$13,768

Earnings before income taxes	$687	$2,266
Provision for income taxes	205	760

Earnings from discontinued operations, net of income taxes	$482	$1,506

The results of the Kraft Foods Group discontinued operation exclude certain corporate and business unit costs, which we allocated to Kraft Foods Group historically and which continued at Mondelēz International after the Spin-Off. These costs include primarily corporate overheads, information systems and sales force support. On a pre-tax basis, these costs were estimated to be $48 million in the three months and $150 million in the nine months ended September 30, 2012.

In March 2013, we collected $55 million from Kraft Foods Group related to the net cash settlement of stock awards held by our respective employees at the time of the Spin-Off.

Spin-Off Costs:

Our results include one-time Spin-Off transaction, transition and financing and related costs (“Spin-Off Costs”) we have incurred to date. We recorded Spin-Off Costs of $9 million in the three months and $33 million in the nine months ended September 30, 2013 and $683 million in the three months and $984 million in the nine months ended September 30, 2012. The Spin-Off Costs were recorded within pre-tax earnings as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in millions)

Selling, general and administrative expenses	$9	$226	$33	$365
Interest and other expense, net	–	457	–	619

Spin-Off Costs	$9	$683	$33	$984

We expect to incur Spin-Off Costs of approximately $75 million in 2013 and approximately $25 million in 2014. The charges primarily relate to human resources, customer service and logistics, information systems and processes, as well as legal costs associated with revising intellectual property and other long-term agreements.

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

On February 22, 2013, we acquired the remaining interest in a biscuit operation in Morocco, which is now a wholly-owned subsidiary within our EEMEA segment. We paid net cash consideration of $119 million, consisting of $155 million purchase price net of cash acquired of $36 million. Prior to the acquisition, our interest in the operation was accounted for under the equity method. As a result of obtaining a controlling interest, we consolidated the operation and recorded a preliminary estimate of the fair value of acquired assets (including estimated identifiable intangible assets of $48 million), the liabilities assumed and estimated goodwill of $209 million. We also recorded a pre-tax gain of $22 million related to the remeasurement of our previously-held equity interest in the operation to fair value in accordance with U.S. GAAP. Acquisition costs of $7 million were included within selling, general and administrative expenses and interest and other expense, net during the nine months ended September 30, 2013. The operating results of the acquisition were not material to our condensed consolidated financial statements during the periods presented.

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

In 2012, we sold property in Russia and Turkey within our EEMEA segment. The Turkey property sale generated a $22 million pre-tax gain in the second quarter of 2012 and $29 million of cash proceeds which were received primarily in the fourth quarter of 2012 upon finalization of certain terms and conditions of the sale. The Russia property sale generated a $55 million pre-tax gain and $72 million of cash proceeds in the first quarter of 2012. The gains were recorded within selling, general and administrative expenses and the cash proceeds from the Russia property sale were recorded in cash flows from other investing activities in the nine months ended September 30, 2012.

Note 3.  Inventories

Inventories at September 30, 2013 and December 31, 2012 were:

	September 30, 2013	December 31, 2012
	(in millions)

Raw materials	$1,252	$1,213
Finished product	2,909	2,528

Inventories, net	$4,161	$3,741

Note 4.  Property, Plant and Equipment

Property, plant and equipment at September 30, 2013 and December 31, 2012 were:

	September 30, 2013	December 31, 2012
	(in millions)

Land and land improvements	$632	$643
Buildings and building improvements	3,227	3,199
Machinery and equipment	12,166	11,992
Construction in progress	1,328	1,022

	17,353	16,856
Accumulated depreciation	(7,268)	(6,846)

Property, plant and equipment, net	$10,085	$10,010

Note 5.  Goodwill and Intangible Assets

Goodwill by reportable segment at September 30, 2013 and December 31, 2012, revised to reflect our new segment structure, was:

	September 30, 2013	December 31, 2012
	(in millions)

Latin America	$1,339	$1,413
Asia Pacific	2,560	2,738
EEMEA	2,806	2,767
Europe	9,893	9,777
North America	9,081	9,106

Goodwill	$25,679	$25,801

Intangible assets at September 30, 2013 and December 31, 2012 were:

	September 30,	December 31,
	2013	2012
	(in millions)

Non-amortizable intangible assets	$20,131	$20,408
Amortizable intangible assets	2,852	2,861

	22,983	23,269
Accumulated amortization	(872)	(717)

Intangible assets, net	$22,111	$22,552

Non-amortizable intangible assets consist substantially of brand names purchased through our acquisitions of Nabisco Holdings Corp., the Spanish and Portuguese operations of United Biscuits, the global LU biscuit business of Groupe Danone S.A. and Cadbury Limited. Amortizable intangible assets consist primarily of trademarks, customer-related intangibles, process technology, licenses and non-compete agreements. At September 30, 2013, the weighted-average life of our amortizable intangible assets was 13.3 years.

Amortization expense was $55 million in the three months and $164 million in the nine months ended September 30, 2013 and $54 million in the three months and $163 million in the nine months ended September 30, 2012. We currently estimate annual amortization expense for each of the next five years to be approximately $215 million.

Changes in goodwill and intangible assets consisted of:

		Intangible
	Goodwill	Assets, at Cost
	(in millions)

Balance at January 1, 2013	$25,801	$23,269
Changes due to:
Foreign currency	(317)	(327)
Acquisition	209	48
Divestitures	(10)	(6)
Other	(4)	(1)

Balance at September 30, 2013	$25,679	$22,983

Refer to Note 2, Divestitures and Acquisition, for additional information related to the acquisition and divestitures.

During the nine months ended September 30, 2012, we recorded an impairment charge of $20 million within asset impairment and exit costs for the impairment of an intangible asset in Japan in our Asia Pacific segment.

In connection with our 2012 annual impairment testing and subsequent impairment reviews, we noted a reporting unit, U.S. Confections, was more sensitive to near-term changes in discounted cash flow assumptions. U.S. Confections, consisting of primarily U.S. gum and candy operations, has $2,177 million of goodwill as of September 30, 2013. While the reporting unit passed the first step of the 2012 annual impairment test with an estimated excess fair value over the carrying value of net assets of 9%, if the segment operating income or other valuation assumptions were to deteriorate significantly in the future, it could adversely affect the estimated fair value of the reporting unit. We are currently evaluating our gum operations and implementing a long-term plan to improve gum operating results. If we are unsuccessful in maintaining or increasing the profitability of this business, the estimated fair value of the reporting unit may fall below carrying value and lead to a potential goodwill impairment in the future. However, we believe that it is more likely than not that the fair value of U.S. Confections exceeds its carrying value.

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

Of the $1.5 billion of 2012-2014 Restructuring Program costs, we retained approximately $925 million after the Spin-Off. Since the inception of the 2012-2014 Restructuring Program, we have incurred $272 million of the estimated $925 million total 2012-2014 Restructuring Program charges.

Restructuring Costs:

We recorded restructuring charges of $43 million in the three months and $131 million in the nine months ended September 30, 2013 and $13 million in the three months and $63 million in the nine months ended September 30, 2012 within asset impairment and exit costs.

The activity in the 2012-2014 Restructuring Program liability for the nine months ended September 30, 2013 was:

	Severance and related costs	Asset Write-downs	Total
	(in millions)

Liability balance, January 1, 2013	$36	$–	$36
Charges	99	32	131
Cash spent	(53)	–	(53)
Non-cash settlements	(12)	(32)	(44)

Liability balance, September 30, 2013	$70	$–	$70

We spent $32 million in the three months and $53 million in the nine months ended September 30, 2013 in cash severance and related costs. We also recognized non-cash pension plan settlement losses (see Note 10, Benefit Plans) and non-cash asset write-downs (including accelerated depreciation and asset impairments) totaling $12 million in the three months and $44 million in the nine months ended September 30, 2013. At September 30, 2013, a $70 million restructuring liability was recorded within other current liabilities. During the third quarter, we reevaluated a restructuring project and driven by changes to its size, scope and timing began recording it prospectively as part of the overall 2012-2014 Restructuring Program. In the first two quarters of 2013, $14 million in expenses related to this project were recorded as normal operating expenses and classified in selling, general and administrative expenses within the Latin America segment.

Implementation Costs:

Implementation costs are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. We believe the disclosure of implementation costs provides readers of our financial statements greater transparency to the total costs of our 2012-2014 Restructuring Program. We recorded implementation costs of $20 million in the three months and $31 million in the nine months ended September 30, 2013 and $5 million in the three months and $6 million in the nine months ended September 30, 2012. We recorded these costs within cost of sales and selling, general and administrative expenses within our Europe and North America segments. These costs primarily include reorganization costs to integrate and reorganize our operations and facilities, the discontinuance of certain product lines and the incremental expenses related to the closure of facilities, replicating our information systems infrastructure and reorganizing costs related to our sales function.

Restructuring and Implementation Costs in Operating Income:

During the three and nine months ended September 30, 2013 and 2012, we recorded restructuring and implementation costs within operating income as follows:

	For the Three Months Ended September 30, 2013			For the Nine Months Ended September 30, 2013
	Restructuring	Implementation		Restructuring	Implementation
	Costs	Costs	Total	Costs	Costs	Total
	(in millions)

Latin America	$9	–	$9	$9	$–	$9
Asia Pacific	–	–	–	–	–	–
EEMEA	3	–	3	7	–	7
Europe	18	10	28	55	14	69
North America	12	10	22	58	17	75
Corporate expenses	1	–	1	2	–	2

Total	$43	$20	$63	$131	$31	$162

	For the Three Months Ended September 30, 2012			For the Nine Months Ended September 30, 2012
	Restructuring	Implementation		Restructuring	Implementation
	Costs	Costs	Total	Costs	Costs	Total
	(in millions)

Latin America	$2	$–	$2	$7	$–	$7
Asia Pacific	–	–	–	–	–	–
EEMEA	–	–	–	–	–	–
Europe	–	–	–	–	–	–
North America	11	4	15	56	5	61
Corporate Expenses	–	1	1	–	1	1

Total	$13	$5	$18	$63	$6	$69

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

Changes in the Integration Program liability during the nine months ended September 30, 2013 were (in millions):

Balance at January 1, 2013	$202
Charges	109
Cash spent	(152)
Currency / other	6

Balance at September 30, 2013	$165

We recorded Integration Program charges of $36 million during the three months and $109 million during the nine months ended September 30, 2013 and $29 million during the three months and $107 million during the nine months ended September 30, 2012. In addition, during the three months and nine months ended September 30, 2012, we also reversed $43 million of Integration Program charges previously accrued in the fourth quarter of 2010 primarily related to planned and announced position eliminations that did not occur within our Europe segment. The reversal was based on final negotiations with local workers councils, the majority of which were concluded in April 2012. We recorded these charges in operations, as a part of selling, general and administrative expenses within our Europe, Asia Pacific, Latin America and EEMEA segments.

Other Integration Costs:

In connection with our acquisition of a biscuit operation in Morocco in February 2013, we recorded integration charges of $1 million during the nine months ended September 30, 2013. We recorded these charges in selling, general and administrative expenses within our EEMEA segment. See Note 2, Divestitures and Acquisition, for more information on the acquisition.

Note 8.   Debt

Short-Term Borrowings:

At September 30, 2013 and December 31, 2012, our short-term borrowings consisted of:

	September 30, 2013		December 31, 2012
	Amount	Weighted-	Amount	Weighted-
	Outstanding	Average Rate	Outstanding	Average Rate
	(in millions)		(in millions)

Commercial paper	$2,288	0.3%	$–	–
Bank loans	239	8.5%	274	7.2%

Total short-term borrowings	$2,527		$274

Commercial paper issuances generally have maturities ranging from 1 to 125 days. As of September 30, 2013, the commercial paper issued and outstanding had between 3 – 114 days remaining to maturity.

Bank loans include borrowings on primarily uncommitted credit lines maintained by some of our international subsidiaries to meet short-term working capital needs.

Borrowing Arrangements:

On October 11, 2013, we entered into a revolving credit agreement for a $4.5 billion five-year senior unsecured revolving credit facility. The agreement replaced our former revolving credit agreement, which was terminated upon the signing of the new agreement. The revolving credit facility agreement includes a covenant that we maintain a minimum shareholders’ equity of at least $24.6 billion, after excluding accumulated other comprehensive earnings / (losses) and the cumulative effects of any changes in accounting principles. At September 30, 2013, we met both the new and existing minimum shareholders’ equity covenant as our minimum shareholders’ equity under both agreements was $35.7 billion. The revolving credit facility agreement also contains customary representations, covenants and events of default. However, there are no credit rating triggers, provisions or other financial covenants that could require us to post collateral as security. We intend to use the revolving credit facility for general corporate purposes, including for working capital purposes and to support our commercial paper program. As of September 30, 2013, no amounts were drawn on the credit facility in place on this date.

Long-Term Debt:

On October 1, 2013, $1 billion of our 5.125% notes and $800 million of our 5.250% notes matured. The notes and accrued interest to date were paid with cash on hand and the issuance of commercial paper.

On May 8, 2013, $1 billion of our 2.625% notes matured. The notes and accrued interest to date were paid with cash on hand and the issuance of commercial paper.

On February 11, 2013, $750 million of our 6.00% notes matured. The notes and accrued interest to date were paid with cash on hand.

Fair Value of Our Debt:

The fair value of our short-term borrowings at September 30, 2013 and December 31, 2012 reflects current market interest rates and approximates the amounts we have recorded on our condensed consolidated balance sheet. The fair value of our long-term debt was determined using quoted prices in active markets (Level 1 valuation data) for the publicly traded debt obligations. At September 30, 2013, the aggregate fair value of our total debt was $22,074 million and its carrying value was $19,919 million. At December 31, 2012, the aggregate fair value of our total debt was $22,946 million and its carrying value was $19,425 million.

Note 9.  Financial Instruments

Derivative instruments were recorded at fair value in the condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012 as follows:

	September 30, 2013		December 31, 2012
	Derivative	Derivative	Derivative	Derivative
	Assets	Liabilities	Assets	Liabilities
	(in millions)

Derivatives designated as hedging instruments:
Foreign exchange contracts	$3	$8	$6	$10
Commodity contracts	4	10	3	34
Interest rate contracts	166	–	16	–

	$173	$18	$25	$44

Derivatives not designated as hedging instruments:
Foreign exchange contracts	$52	$17	$16	$33
Commodity contracts	83	77	106	103
Interest rate contracts	67	41	93	61

	$202	$135	$215	$197

Total fair value	$375	$153	$240	$241

We record derivative assets and liabilities on a gross basis in our condensed consolidated balance sheet. The fair value of our derivative assets is recorded within other current assets and the fair value of our derivative liabilities is recorded within other current liabilities. See our consolidated financial statements and Note 1 and Note 9 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012 for additional information on our risk management strategies and our use of derivatives and related accounting.

The fair values (asset / (liability)) of our derivative instruments at September 30, 2013 were determined using:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	Total	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(in millions)

Foreign exchange contracts	$30	$–	$30	$–
Commodity contracts	–	(4)	4	–
Interest rate contracts	192	–	192	–

Total derivatives	$222	$(4)	$226	$–

The fair values (asset / (liability)) of our derivative instruments at December 31, 2012 were determined using:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	Total	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(in millions)

Foreign exchange contracts	$(21)	$–	$(21)	$–
Commodity contracts	(28)	(53)	25	–
Interest rate contracts	48	–	48	–

Total derivatives	$(1)	$(53)	$52	$–

Level 1 financial assets and liabilities consist of exchange-traded commodity futures and listed options. The fair value of these instruments is determined based on quoted market prices on commodity exchanges. Our exchange-traded derivatives are generally subject to master netting arrangements which permit net settlement of transactions with the same counterparty when certain criteria are met, such as in the event of default. We are also required to maintain cash margin accounts in connection with funding the settlement of our open positions and the margin requirements generally fluctuate daily based on market conditions. We have recorded margin deposits related to our exchange-traded derivatives of $27 million as of September 30, 2013 and $107 million as of December 31, 2012 within other current assets. Based on our net asset or liability positions with individual counterparties, in the event of default and immediate net settlement of all of our open positions, as of September 30, 2013, our counterparties would owe us a total of $15 million, and as of December 31, 2012, all of our net derivative liabilities were fully offset by either our derivative assets or margin accounts held by counterparties.

Level 2 financial assets and liabilities consist primarily of over-the-counter (“OTC”) foreign exchange forwards, options and swaps; commodity forwards and options; and interest rate swaps. Our foreign currency contracts are valued using an income approach based on observable market forward rates less the contract rate multiplied by the notional amount. Commodity derivatives are valued using an income approach based on the observable market commodity index prices less the contract rate multiplied by the notional amount or based on pricing models that rely on market observable inputs such as commodity prices. Our calculation of the fair value of interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the observable market interest rate curve. Our calculation of the fair value of financial instruments takes into consideration the risk of nonperformance, including counterparty credit risk. Our OTC derivative transactions are governed by International Swap Dealers Association (“ISDA”) agreements and other standard industry contracts. Under these agreements, we do not post nor require collateral from our counterparties. Substantially all of our commodity OTC derivatives do not have a legal right of set-off. In connection with our OTC derivatives that could be net-settled in the event of default, assuming all parties were to fail to comply with the terms of the agreements, for derivatives we have in a net liability position, we would owe $54 million as of September 30, 2013 and $88 million as of December 31, 2012, and for derivatives we have in a net asset position, our counterparties would owe us a total of $275 million as of September 30, 2013 and $114 million as of December 31, 2012. We manage the credit risk in connection with these and all our derivatives by entering into transactions with counterparties with investment grade credit ratings, limiting the amount of exposure with each counterparty and monitoring the financial condition of our counterparties.

Derivative Volume:

The net notional values of our derivative instruments as of September 30, 2013 and December 31, 2012 were:

	Notional Amount
	September 30,	December 31,
	2013	2012
	(in millions)

Foreign exchange contracts:
Intercompany loans and forecasted interest payments	$3,956	$3,743
Forecasted transactions	1,732	1,663
Commodity contracts	338	620
Interest rate contracts	2,256	2,259
Net investment hedge – euro notes	1,150	1,121
Net investment hedge – pound sterling notes	1,052	1,057

Cash Flow Hedges:

Cash flow hedge activity, net of taxes, within accumulated other comprehensive earnings / (losses) included:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)

Accumulated gain / (loss) at beginning of period	$72	$(439)	$(38)	$(297)
Transfer of realized losses / (gains) in fair value to earnings	6	256	38	298
Unrealized gain / (loss) in fair value	4	6	82	(37)
Discontinued operations	–	10	–	(131)

Accumulated gain / (loss) at September 30	$82	$(167)	$82	$(167)

After-tax gains / (losses) reclassified from accumulated other comprehensive earnings / (losses) into net earnings were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)

Foreign exchange contracts – forecasted transactions	$(6)	$16	$(18)	$63
Commodity contracts	–	1	(19)	(5)
Interest rate contracts	–	(273)	(1)	(356)

Total	$(6)	$(256)	$(38)	$(298)

Within the interest rate contracts, in the three months ended March 31, 2012, we recognized a $130 million loss in interest and other expense, net, related to certain forward-starting interest rate swaps for which the planned timing of the related forecasted debt was changed in March 2012 in connection with our Spin-Off plans and related debt capitalization plan. Amounts excluded from effectiveness testing during the three and nine months ended September 30, 2013 were not material.

After-tax gains / (losses) recognized in other comprehensive earnings / (losses) were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Foreign exchange contracts – forecasted transactions	$(16)	$(4)	$(12)	$(4)
Commodity contracts	7	10	(1)	13
Interest rate contracts	13	–	95	(46)

Total	$4	$6	$82	$(37)

Cash flow hedge ineffectiveness was not material for all periods presented. We record pre-tax (i) gains or losses reclassified from accumulated other comprehensive earnings / (losses) into earnings, (ii) gains or losses on ineffectiveness, and (iii) gains or losses on amounts excluded from effectiveness testing in:

•	cost of sales for commodity contracts;
•	cost of sales for foreign exchange contracts related to forecasted transactions; and
•	interest and other expense, net for interest rate contracts and foreign exchange contracts related to intercompany loans.

We expect to transfer unrealized losses of $10 million (net of taxes) for commodity cash flow hedges, unrealized losses of $3 million (net of taxes) for foreign currency cash flow hedges and unrealized losses of $2 million (net of taxes) for interest rate cash flow hedges to earnings during the next 12 months.

Hedge Coverage:

As of September 30, 2013, we hedged transactions forecasted to impact cash flows over the following periods:

•	commodity transactions for periods not exceeding the next 10 months;
•	interest rate transactions for periods not exceeding the next 32 years and 5 months; and
•	foreign currency transactions for periods not exceeding the next 9 months.

Economic Hedges:

Pre-tax gains / (losses) recorded in net earnings for economic hedges which are not designated as hedging instruments were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Location of Gain / (Loss) Recognized
	2013	2012	2013	2012	in Earnings
	(in millions)

Foreign exchange contracts:
Intercompany loans and forecasted interest payments	$4	$13	$7	$64	Interest expense
Forecasted purchases	10	(8)	36	10	Cost of sales
Forecasted transactions	–	–	–	(17)	Interest expense
Forecasted transactions	(2)	–	1	–	Selling, general and administrative expenses
Interest rate contracts	2	2	–	2	Interest expense
Commodity contracts	28	50	62	117	Cost of sales

Total	$42	$57	$106	$176

Hedges of Net Investments in Foreign Operations:

After-tax gains / (losses) related to hedges of net investments in foreign operations in the form of euro and pound sterling-denominated debt were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Location of Gain / (Loss) Recorded in
	2013	2012	2013	2012	AOCI
	(in millions)

Euro notes	$(28)	$(10)	$(18)	$(23)	Currency Translation Adjustment
Pound sterling notes	(40)	(19)	3	(26)	Currency Translation Adjustment

Note 10.  Benefit Plans

Pension Plans

Components of Net Periodic Pension Cost:

Net periodic pension cost for the three and nine months ended September 30, 2013 and 2012 consisted of:

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2013	2012	2013	2012
	(in millions)

Service cost	$17	$42	$44	$41
Interest cost	15	85	88	108
Expected return on plan assets	(16)	(113)	(108)	(126)
Amortization:
Net loss from experience differences	14	83	34	31
Prior service cost	1	1	–	1
Settlement (gains) / losses(1)	(3)	53	1	–
Net pension costs related to discontinued operations	–	(97)	–	(11)

Net periodic pension cost	$28	$54	$59	$44

	U.S. Plans		Non-U.S. Plans
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)

Service cost	$53	$123	$130	$131
Interest cost	45	261	265	327
Expected return on plan assets	(50)	(341)	(323)	(383)
Amortization:
Net loss from experience differences	41	237	102	99
Prior service cost	2	5	1	2
Settlement losses(1)	2	113	1	–
Net pension costs related to discontinued operations	–	(263)	–	(29)

Net periodic pension cost	$93	$135	$176	$147

(1)	Includes settlement losses of $3 million in the three and $12 million in the nine months ended September 30, 2013 and $19 million in the three and $38 million in the nine months ended September 30, 2012 related to employees who elected to take lump-sum payments in connection with our 2012-2014 Restructuring Program. These costs are reflected within asset impairments and exit costs on the condensed consolidated statement of earnings and within the charges for severance and related costs in Note 6, 2012-2014 Restructuring Program. In the nine months ended September 30, 2013, these were partially offset by $21 million of gains due to improvements in current market rates for routine settlement losses.

Employer Contributions:

We make contributions to our U.S. and non-U.S. pension plans primarily to the extent that they are tax deductible and do not generate an excise tax liability. During the nine months ended September 30, 2013, we contributed $12 million to our U.S. plans and $233 million to our non-U.S. Plans. Based on current tax law, we plan to make further contributions of approximately $4 million to our U.S. plans and approximately $76 million to our non-U.S. plans during the remainder of 2013. However, our actual contributions may differ due to many factors, including changes in tax and other benefit laws or significant differences between expected and actual pension asset performance or interest rates.

Postretirement Benefit Plans

Net postretirement health care costs during the three and nine months ended September 30, 2013 and 2012 consisted of:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)

Service cost	$4	$11	$12	$30
Interest cost	5	38	14	117
Amortization:
Net loss from experience differences	2	22	8	62
Prior service credit	(3)	(10)	(9)	(28)
Other(1)	–	23	–	23
Net postretirement health care costs related to discontinued operation	–	(49)	–	(135)

Net postretirement health care costs	$8	$35	$25	$69

(1)	In August 2012, we recorded a $23 million unfunded U.S. postretirement plan obligation related to long-term disability benefits.

Postemployment Benefit Plans

Net postemployment costs during the three and nine months ended September 30, 2013 and 2012 consisted of:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)

Service cost	$2	$3	$6	$10
Interest cost	1	2	4	6
Other	–	(3)	–	(3)
Net postemployment costs related to discontinued operation	–	(1)	–	(5)

Net postemployment costs	$3	$1	$10	$8

Note 11.  Stock Plans

Stock Options:

In February 2013, as part of our annual equity program, we granted 11.6 million stock options to eligible employees at an exercise price of $27.05 per share on the grant date. During the nine months ended September 30, 2013, we issued 0.5 million of additional stock options with a weighted-average exercise price of $28.55 per share. In total, 12.1 million stock options were granted with a weighted-average exercise price of $27.11 per share. During the nine months ended September 30, 2013, 5.5 million stock options, with an intrinsic value of $55.4 million, were exercised.

Restricted and Deferred Stock:

In January 2013, in connection with our long-term incentive plan, we granted 1.5 million shares of restricted and deferred stock at a market value on the grant date of $26.24 per share. In February 2013, as part of our annual equity program, we issued 2.3 million shares of restricted and deferred stock to eligible employees at a market value on the grant date of $27.05 per share. During the nine months ended September 30, 2013, we issued 1.2 million of additional restricted and deferred shares with a weighted-average market value on the grant date of $21.08 per share. Included in the 1.2 million of additional shares issued were 0.8 million shares for awards related to long-term incentive plan awards granted in 2010 which were issued and vested during the first quarter of 2013. The 2010 long-term incentive plan awards had a weighted-average market value of $17.97 per share, which is based on the stock price on the grant date in 2010 and adjusted to reflect the Spin-Off and related splitting of the equity awards. In total, 5.0 million restricted and deferred shares were issued with a weighted-average market value of $25.40 per share. During the nine months ended September 30, 2013, 5.3 million shares of restricted and deferred stock vested with a market value on the vesting date of $142.0 million.

Stock Repurchase Program:

On March 12, 2013, our Board of Directors authorized the repurchase of up to the lesser of 40 million shares or $1.2 billion of our Common Stock through March 12, 2016. On August 6, 2013, our Audit Committee, with authorization from the Board of Directors, increased the repurchase program capacity to $6.0 billion of Common Stock repurchases and extended the expiration date to December 31, 2016. Repurchases under the program are determined by management and are wholly discretionary. During the nine months ended September 30, 2013, we repurchased 27.4 million shares of Common Stock at an average cost of $31.13 per share, or an aggregate cost of $853 million, of which $793 million was paid during the nine months ended September 30, 2013. All share repurchases were funded through available cash and commercial paper and the repurchased shares are held in treasury. The primary objective of the program is to return cash to shareholders. As of September 30, 2013, we have $5.1 billion in remaining share repurchase capacity.

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

Third-Party Guarantees:

We enter into third-party guarantees primarily to cover the long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At September 30, 2013, we had no material third-party guarantees recorded on our condensed consolidated balance sheet.

As of September 30, 2013, two of our indirect wholly owned subsidiaries and one of Kraft Foods Group’s subsidiaries are joint and several guarantors of $1.0 billion of indebtedness issued by an unrelated third party, Cadbury Schweppes U.S. Finance LLC, and maturing on October 1, 2013. We have agreed to indemnify Kraft Foods Group pursuant to a separation and distribution agreement, in the event its subsidiary is called upon to satisfy its obligation under the guarantee. On October 1, 2013, the debtor repaid the debt, and we have been relieved of any obligation related to this matter.

As part of our 2010 Cadbury acquisition, we became the responsible party for tax matters under the Cadbury Schweppes Plc and Dr Pepper Snapple Group, Inc. (“DPSG”) Tax Sharing and Indemnification Agreement dated May 1, 2008 (“Tax Indemnity”) for certain 2007 and 2008 transactions relating to the demerger of Cadbury’s Americas Beverage business. A U.S. federal tax audit of DPSG for the 2006-2008 tax years was concluded with the IRS in August 2013. As a result, we recorded a favorable impact of $336 million in selling, general and administrative expenses and $49 million in interest and other expense, net for a total pre-tax impact of $385 million ($375 million net of tax) in the three months ended September 30, 2013 due to the reversal of the accrued liability in excess of the amount we paid to DPSG under the Tax Indemnity this quarter.

Note 13.  Reclassifications from Accumulated Other Comprehensive Income

The components of accumulated other comprehensive earnings / (losses) attributable to Mondelēz International were:

	Mondelēz International Shareholders’ Equity
	Currency Translation Adjustments	Pension and Other Benefits	Derivatives Accounted for as Hedges	Total
	(in millions)

Balances at January 1, 2013	$(366)	$(2,229)	$(38)	$(2,633)
Other comprehensive earnings / (losses), before reclassifications:
Currency translation adjustment(1)	(889)	(15)	–	(904)
Pension and other benefits	–	3	–	3
Derivatives accounted for as hedges	(24)	–	133	109
Losses / (gains) reclassified into net earnings	–	148	52	200
Tax (expense) / benefit	9	(37)	(65)	(93)

Total other comprehensive earnings / (losses)				(685)

Balances at September 30, 2013	$(1,270)	$(2,130)	$82	$(3,318)

(1)	The condensed consolidated statement of comprehensive earnings for the nine months ended September 30, 2013 includes $(3) million of currency translation adjustment attributable to noncontrolling interests.

Amounts reclassified from accumulated other comprehensive earnings / (losses) during the three and nine months ended September 30, 2013 and their locations in the condensed consolidated financial statements were as follows:

			Location of Gain / (Loss) Recognized in Net Earnings

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2013	September 30, 2013
	(in millions)

Pension and other benefits:
Reclassification of losses / (gains) into net earnings:
Amortization of experience losses and prior service costs	$24	$71	Cost of sales
Amortization of experience losses and prior service costs	24	74	Selling, general and administrative expenses
Settlement losses	(1)	(3)	Selling, general and administrative expenses
Settlement losses	(4)	(6)	Cost of sales
Settlement losses	3	12	Asset impairment and exit costs
Tax impact	(14)	(43)	Provision for income taxes
Derivatives accounted for as hedges:
Reclassification of losses / (gains) into net earnings:
Foreign exchange contracts – forecasted transactions	6	20	Cost of sales
Commodity contracts	2	31	Cost of sales
Interest rate contracts	–	1	Interest and other expense, net
Tax impact	(2)	(14)	Provision for income taxes

Total reclassifications into net earnings, net of tax	38	143

Note 14.  Income Taxes

Our effective tax rate was 1.3% in the third quarter of 2013 and 0.4% for the first nine months of 2013. The 2013 third quarter effective tax rate was favorably impacted by the mix of pre-tax income in various foreign jurisdictions as well as the non-taxable portion of the Cadbury acquisition-related indemnity resolution of $325 million which reduced our effective tax rate by 10.9 percentage points in the third quarter. The effective tax rate also reflects the impact of favorable discrete items, which totaled $122 million and reduced our effective tax rate by 11.7 percentage points in the quarter. These discrete items primarily resulted from the revaluation of U.K. deferred tax assets and liabilities of $88 million resulting from tax legislation enacted during the quarter and net favorable tax audit settlements and expirations of the statutes of limitations in several jurisdictions of $45 million. For the first nine months of 2013, our effective tax rate was favorably impacted by the mix of pre-tax income in various foreign jurisdictions as well as the non-taxable portion of the Cadbury acquisition-related indemnity resolution of $325 million which reduced our effective tax rate by 5.1 percentage points in the nine month period. The effective tax rate also reflects net favorable discrete items, which totaled $355 million and reduced our effective tax rate by 15.9 percentage points in the nine month period. These discrete items primarily resulted from net favorable tax audit settlements and expirations of the statutes of limitations in several jurisdictions of $178 million, the revaluation of U.K. deferred tax assets and liabilities of $88 million resulting from tax legislation enacted during the quarter, net favorable corrections of prior-year amounts of $47 million and tax benefits from a business divestiture of $39 million.

Our effective tax rate was (75.2)% in the third quarter of 2012 and 9.4% for the first nine months of 2012. The 2012 third quarter effective tax rate was favorably impacted by the mix of pre-tax income in various foreign jurisdictions and net favorable discrete items totaling $85 million which primarily related to the revaluation of U.K. deferred tax assets and liabilities resulting from tax legislation enacted during the third quarter of 2012 and the resolution of outstanding tax matters, principally in foreign jurisdictions. For the first nine months of 2012, our effective tax rate was favorably impacted by the mix of pre-tax income in various foreign jurisdictions and net favorable discrete items totaling $106 million, which primarily related to the revaluation of U.K. deferred tax assets and liabilities resulting from tax legislation enacted during the third quarter of 2012 and the resolution of outstanding tax matters, principally in foreign jurisdictions.

Note 15.  Earnings Per Share

Basic and diluted earnings per share (“EPS”) were calculated using the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in millions, except per share data)

Earnings from continuing operations	$1,030	$177	$2,221	$1,006
Earnings from discontinued operations, net of income taxes	–	482	–	1,506

Net earnings	1,030	659	2,221	2,512

Noncontrolling interest	6	7	13	18

Net earnings attributable to Mondelēz International	$1,024	$652	$2,208	$2,494

Weighted-average shares for basic EPS	1,779	1,779	1,783	1,776
Plus incremental shares from assumed conversions of stock options and long- term incentive plan shares	15	10	15	10

Weighted-average shares for diluted EPS	1,794	1,789	1,798	1,786

Basic earnings per share attributable to Mondelēz International:
Continuing operations	$0.58	$0.10	$1.24	$0.56
Discontinued operations	–	0.27	–	0.84

Net earnings attributable to Mondelēz International	$0.58	$0.37	$1.24	$1.40

Diluted earnings per share attributable to Mondelēz International:
Continuing operations	$0.57	$0.10	$1.23	$0.55
Discontinued operations	–	0.26	–	0.85

Net earnings attributable to Mondelēz International	$0.57	$0.36	$1.23	$1.40

We exclude antidilutive Mondelēz International stock options from our calculation of weighted-average shares for diluted EPS. We excluded 8.0 million antidilutive stock options for the three months and 9.7 million antidilutive stock options for the nine months ended September 30, 2013, and we excluded 8.8 million antidilutive stock options for the three months and 10.6 million antidilutive stock options for the nine months ended September 30, 2012.

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

We use segment operating income to evaluate segment performance and allocate resources. We believe it is appropriate to disclose this measure to help investors analyze segment performance and trends. Coincident with the change in reportable segment structure, segment operating income for our North America region also changed to include all U.S. pension plan expenses, a portion of which was previously excluded from segment operating results evaluated by management as the costs were centrally managed. Segment operating income excludes unrealized gains and losses on hedging activities (which are a component of cost of sales), general corporate expenses (which are a component of selling, general and administrative expenses), the benefit from the Cadbury acquisition-related indemnification resolution (which is a component of selling, general and administrative expenses), amortization of intangibles, gains and losses on divestitures or acquisitions, and acquisition-related costs (which are a component of selling, general and administrative expenses) for all periods presented. We exclude the unrealized gains and losses on hedging activities from segment operating income in order to provide better transparency of our segment operating results. Once realized, the gains and losses on hedging activities are recorded within segment operating results. We exclude general corporate expenses, amortization of intangibles, the benefit from the Cadbury acquisition-related indemnification resolution, gains and losses on divestitures and acquisitions and acquisition-related costs from segment operating income in order to provide better transparency of our segment operating results. Furthermore, we centrally manage interest and other expense, net. Accordingly, we do not present these items by segment because they are excluded from the segment profitability measure that management reviews.

Our segment net revenues and earnings consisted of:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Net revenues:
Latin America	$1,308	$1,286	$4,045	$3,996
Asia Pacific	1,136	1,228	3,743	3,770
EEMEA	948	886	2,850	2,700
Europe	3,295	3,158	10,026	9,967
North America	1,785	1,768	5,147	5,087

Net revenues	$8,472	$8,326	$25,811	$25,520

Earnings before income taxes:
Operating income:
Latin America	$171	$187	$425	$556
Asia Pacific	81	198	399	525
EEMEA	109	107	282	386
Europe	403	449	1,178	1,307
North America	279	234	643	566
Unrealized gains / (losses) on hedging activities	12	1	55	42
General corporate expenses	(74)	(284)	(219)	(541)
Amortization of intangibles	(55)	(54)	(164)	(163)
Benefit from indemnification resolution	336	–	336	–
Gains on acquisition and divestitures, net	–	–	28	–
Acquisition-related costs	–	–	(2)	–

Operating income	1,262	838	2,961	2,678
Interest and other expense, net	(218)	(737)	(732)	(1,568)

Earnings before income taxes	$1,044	$101	$2,229	$1,110

Items impacting our segment operating results are discussed in Note 1, Basis of Presentation, including the Venezuelan currency devaluation, Note 2, Divestitures and Acquisition, Note 5, Goodwill and Intangible Assets, Note 6, 2012-2014 Restructuring Program, Note 7, Integration Costs and Note 12, Commitments and Contingencies.

Net revenues by consumer sector were:

	For the Three Months Ended September 30, 2013
	Latin	Asia			North
	America	Pacific	EEMEA	Europe	America	Total
	(in millions)

Biscuits	$329	$285	$165	$750	$1,369	$2,898
Chocolate	253	378	294	1,224	83	2,232
Gum & Candy	353	209	160	227	312	1,261
Beverages	211	99	260	759	–	1,329
Cheese & Grocery	162	165	69	335	21	752

Total net revenues	$1,308	$1,136	$948	$3,295	$1,785	$8,472

	For the Three Months Ended September 30, 2012
	Latin	Asia			North
	America	Pacific	EEMEA	Europe	America	Total
	(in millions)

Biscuits	$311	$336	$145	$658	$1,326	$2,776
Chocolate	237	395	280	1,138	90	2,140
Gum & Candy	364	210	179	234	334	1,321
Beverages	208	103	228	746	–	1,285
Cheese & Grocery	166	184	54	382	18	804

Total net revenues	$1,286	$1,228	$886	$3,158	$1,768	$8,326

	For the Nine Months Ended September 30, 2013
	Latin	Asia			North
	America	Pacific	EEMEA	Europe	America	Total
	(in millions)

Biscuits	$953	$1,028	$490	$2,231	$4,011	$8,713
Chocolate	901	1,190	806	3,680	214	6,791
Gum & Candy	1,049	638	505	702	868	3,762
Beverages	666	371	849	2,399	–	4,285
Cheese & Grocery	476	516	200	1,014	54	2,260

Total net revenues	$4,045	$3,743	$2,850	$10,026	$5,147	$25,811

	For the Nine Months Ended September 30, 2012
	Latin	Asia			North
	America	Pacific	EEMEA	Europe	America	Total
	(in millions)

Biscuits	$880	$1,036	$431	$2,055	$3,863	$8,265
Chocolate	874	1,201	768	3,497	222	6,562
Gum & Candy	1,069	643	538	746	951	3,947
Beverages	678	346	772	2,453	1	4,250
Cheese & Grocery	495	544	191	1,216	50	2,496

Total net revenues	$3,996	$3,770	$2,700	$9,967	$5,087	$25,520

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Description of the Company

We manufacture and market primarily snack food and beverage products, including biscuits, chocolate, gum & candy, beverages and various cheese & grocery products. We have operations in more than 80 countries and sell our products in approximately 165 countries.

On October 1, 2012, we completed the spin-off of our North American grocery business, Kraft Foods Group, Inc. (“Kraft Foods Group”), to our shareholders (the “Spin-Off”). We retained our global snacks business along with other food and beverage categories. The divested Kraft Foods Group is presented as a discontinued operation on the condensed consolidated statements of earnings for the three and nine months ended September 30, 2012. The Kraft Foods Group equity transactions, other comprehensive earnings and cash flows are included within our condensed consolidated statements of equity, comprehensive earnings and cash flows through October 1, 2012. For more information on the Spin-Off and impact on our continuing results of operations, see Note 2, Divestitures and Acquisition.

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

Summary of Results and Other Highlights

•

Net revenues increased 1.8% to $8.5 billion in the third quarter of 2013 and increased 1.1% to $25.8 billion in the first nine months of 2013 as compared to the same periods in the prior year. Our reported net revenues were impacted by unfavorable foreign currency and divestitures, offset in part by an acquisition completed in the first quarter of 2013.

•

Organic Net Revenues increased 5.3% to $8.7 billion in the third quarter of 2013 and increased 4.3% to $26.3 billion in the first nine months of 2013 as compared to the same periods in the prior year. Organic Net Revenues is a non-GAAP financial measure we use to evaluate our underlying results (see the definition of Organic Net Revenues and our reconciliation with net revenues within Non-GAAP Financial Measures later in this section). Organic Net Revenues is on a constant currency basis and excludes the impact of the accounting calendar change, divestitures and the acquisition completed earlier this year.

•

Diluted EPS attributable to Mondelēz International increased 58.3% to $0.57 in the third quarter of 2013 and decreased 12.1% to $1.23 in the first nine months of 2013 as compared to the same periods in the prior year. Excluding the results of discontinued operations in 2012, our diluted EPS attributable to Mondelēz International from continuing operations increased 470.0% to $0.57 in the third quarter of 2013 and increased 123.6% to $1.23 in the first nine months of 2013 as compared to the same periods in the prior year. Included within our continuing results of operations were one-time Spin-Off Costs, 2012-2014 Restructuring Program costs, Integration Program and other acquisition integration costs, a benefit from the resolution of a Cadbury acquisition-related indemnification, net gains on acquisition and divestitures and acquisition-related costs. Diluted EPS was also significantly impacted by a lower effective tax rate in 2013 which included the impact of favorable discrete items.

•

Adjusted EPS (previously referred to as “Operating EPS”) increased 13.9% to $0.41 in the third quarter of 2013 and increased 8.7% to $1.12 in the first nine months of 2013 as compared to the same periods in the prior year. Adjusted EPS is a non-GAAP financial measure we use to evaluate our underlying results (see the definition of Adjusted EPS and our reconciliation with Diluted EPS within Non-GAAP Financial Measures later in this section).

Adjusted EPS provides transparency of our underlying results and excludes Spin-Off Costs and related costs, 2012-2014 Restructuring Program costs, Integration Program and other acquisition integration costs, a benefit from the resolution of a Cadbury acquisition-related indemnification, net gains on acquisition and divestitures, acquisition-related costs and net earnings from divestitures.

•

During the nine months ended September 30, 2013, under our stock repurchase program (see Note 11, Stock Plans), we repurchased 27.4 million shares of common stock at an average cost of $31.13 per share, or an aggregate cost of $853 million. All share repurchases were funded through available cash and commercial paper and the repurchased shares are held in treasury.

•

On October 1, 2013, $1 billion of our 5.125% notes and $800 million of our 5.250% notes matured. The notes and accrued interest to date were paid with cash on hand and the issuance of commercial paper.

•	On May 8, 2013, $1 billion of our 2.625% notes matured. The notes and accrued interest to date were paid with cash on hand and the issuance of commercial paper.

•	On February 11, 2013, $750 million of our 6.00% notes matured and were paid with cash on hand.

•

In February 2013, we recorded a $54 million unfavorable foreign currency charge related to the devaluation of our net monetary assets in Venezuela. We also incurred net unfavorable devaluation-related foreign currency charges within our pre-tax earnings of $20 million during the third quarter of 2013 and $44 million during the first nine months of 2013 related to translating the earnings of our Venezuelan subsidiary to the U.S. dollar at the new exchange rate. As of September 30, 2013, our net monetary assets denominated in the Venezuelan bolivar were $280 million. Should the bolivar be devalued further, it would result in a charge to our net earnings in the period of devaluation.

Discussion and Analysis

Items Affecting Comparability of Financial Results

Spin-Off of Kraft Foods Group

On October 1, 2012, we completed the Spin-Off of Kraft Foods Group to our shareholders. The results of Kraft Foods Group are presented as a discontinued operation on the condensed consolidated statements of earnings for the three and nine months ended September 30, 2012. Certain corporate and business unit costs, which we historically allocated to Kraft Foods Group and which continued at Mondelēz International following the Spin-Off, were included in our results from continuing operations. These costs include primarily corporate overheads, information systems and sales force support and, on a pre-tax basis, were estimated to be $48 million for the three months and $150 million for the nine months ended September 30, 2012.

Our results of continuing operations include one-time Spin-Off transaction, transition, financing and related costs (“Spin-Off Costs”) we have incurred to date. Spin-Off Costs were $9 million, which had an immaterial impact on diluted EPS, for the three months and $33 million, or $0.01 per diluted share, for the nine months ended September 30, 2013. Spin-Off Costs were $683 million, or $0.24 per diluted share, for the three months, and $984 million, or $0.37 per diluted share, for the nine months ended September 30, 2012. We expect to incur Spin-Off Costs of approximately $75 million in 2013 and approximately $25 million in 2014. The charges primarily relate to human resources, customer service and logistics, information systems and processes, as well as legal costs associated with revising intellectual property and other long-term agreements.

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

We recorded acquisition costs of $7 million during the nine months ended September 30, 2013, which were included within selling, general and administrative expenses and interest and other expense, net. We also incurred $1 million of integration costs during the nine months ended September 30, 2013, which were included in selling, general and administrative expenses within our EEMEA segment. The operating results of the acquisition were not material to our consolidated financial operating results for the periods presented.

During the three months ended December 31, 2012, we also completed several divestitures within our Europe segment which generated cash proceeds of $200 million and pre-tax gains of $107 million. The divestitures primarily included a dinners and sauces grocery business in Germany and Belgium and a canned meat business in Italy. The aggregate operating results of the divestitures were not material to our consolidated financial operating results for the periods presented.

In 2012, we sold property in Russia and Turkey within our EEMEA segment. The Turkey property sale generated a $22 million pre-tax gain in the second quarter of 2012 and $29 million of cash proceeds which were received primarily in the fourth quarter of 2012 upon finalization of certain terms and conditions of the sale. The Russia property sale generated a $55 million pre-tax gain and $72 million of cash proceeds in the first quarter of 2012. The gains were recorded within selling, general and administrative expenses and the cash proceeds from the Russia property sale were recorded in cash flows from other investing activities in the nine months ended September 30, 2012.

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

Of the $1.5 billion of 2012-2014 Restructuring Program costs, we retained approximately $925 million after the Spin-Off. Since the inception of the 2012-2014 Restructuring Program, we have incurred $272 million of the estimated $925 million total 2012-2014 Restructuring Program charges.

We recorded restructuring charges of $43 million for the three months and $131 million for the nine months ended September 30, 2013, and $13 million for the three months and $63 million for the nine months ended September 30, 2012, within asset impairment and exit costs. We also incurred implementation costs of $20 million for the three months and $31 million for the nine months ended September 30, 2013 and $5 million for the three months and $6 million for the nine months ended September 30, 2012. The implementation costs were recorded within cost of sales and selling, general and administrative expenses. The net effect of these charges on EPS were $0.03 per diluted share for the three months and $0.07 per diluted share for the nine months ended September 30, 2013, and $0.01 per diluted share for the three months and $0.02 per diluted share for the nine months ended September 30, 2012. See Note 6, 2012-2014 Restructuring Program, for additional information.

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

We recorded Integration Program charges of $36 million, or $0.02 per diluted share, during the three months and $109 million, or $0.05 per diluted share, during the nine months ended September 30, 2013. We recorded Integration Program charges of $29 million during the three months and $107 million during the nine months ended September 30, 2012. In addition, during the three and nine months ended September 30, 2012, we also reversed $43 million of Integration Program charges previously accrued in the fourth quarter of 2010 primarily related to planned and announced position eliminations that did not occur within our Europe segment. The resulting net effect on diluted EPS was an immaterial impact for the three months and $0.04 per diluted share for the nine months ended September 30, 2012. The reversal was based on final negotiations with local workers councils, the majority of which were concluded in April 2012. We recorded Integration Program charges in operations, as a part of selling, general and administrative expenses within our Europe, Asia Pacific, Latin America and EEMEA segments.

Benefit from Indemnification Resolution

As part of our 2010 Cadbury acquisition, we became the responsible party for tax matters under the Cadbury Schweppes Plc and Dr Pepper Snapple Group, Inc. (“DPSG”) Tax Sharing and Indemnification Agreement dated May 1, 2008 (“Tax Indemnity”) for certain 2007 and 2008 transactions relating to the demerger of Cadbury’s Americas Beverage business. A U.S. federal tax audit of DPSG for the 2006-2008 tax years was concluded with the IRS in August 2013. As a result, we recorded a favorable after-tax impact of $375 million due to the reversal of the accrued liability in excess of the amount we paid to DPSG under the Tax Indemnity. We recorded $336 million in selling, general and administrative expenses, $49 million in interest and other expense, net, and $10 million of tax expense for a net impact of $0.21 per diluted share in the three and nine months ended September 30, 2013.

Provision for Income Taxes

Our effective tax rate was 1.3% in the third quarter of 2013 and 0.4% for the first nine months of 2013. The 2013 third quarter effective tax rate was favorably impacted by the mix of pre-tax income in various foreign jurisdictions as well as the non-taxable portion of the Cadbury acquisition-related indemnity resolution of $325 million which reduced our effective tax rate by 10.9 percentage points in the third quarter. The effective tax rate also reflects the impact of favorable discrete items, which totaled $122 million and reduced our effective tax rate by 11.7 percentage points in the quarter. These discrete items primarily resulted from the revaluation of U.K. deferred tax assets and liabilities of $88 million resulting from tax legislation enacted during the quarter and net favorable tax audit settlements and expirations of the statutes of limitations in several jurisdictions of $45 million. For the first nine months of 2013, our effective tax rate was favorably impacted by the mix of pre-tax income in various foreign jurisdictions as well as the non-taxable portion of the Cadbury acquisition-related indemnity resolution of $325 million which reduced our effective tax rate by 5.1 percentage points in the nine month period. The effective tax rate also reflects net favorable discrete items, which totaled $355 million and reduced our effective tax rate by 15.9 percentage points in the nine month period. These discrete items primarily resulted from net favorable tax audit settlements and expirations of the statutes of limitations in several jurisdictions of $178 million, the revaluation of U.K. deferred tax assets and liabilities of $88 million resulting from tax legislation enacted during the quarter, net favorable corrections of prior-year amounts of $47 million and tax benefits from a business divestiture of $39 million.

Our effective tax rate was (75.2)% in the third quarter of 2012 and 9.4% for the first nine months of 2012. The 2012 third quarter effective tax rate was favorably impacted by the mix of pre-tax income in various foreign jurisdictions and net favorable discrete items totaling $85 million which primarily related to the revaluation of U.K. deferred tax assets and liabilities resulting from tax legislation enacted during the third quarter of 2012 and the resolution of outstanding tax matters, principally in foreign jurisdictions. For the first nine months of 2012, our effective tax rate was favorably impacted by the mix of pre-tax income in various foreign jurisdictions and net favorable discrete items totaling $106 million, which primarily related to the revaluation of U.K. deferred tax assets and liabilities resulting from tax legislation enacted during the third quarter of 2012 and the resolution of outstanding tax matters, principally in foreign jurisdictions.

Our effective tax rate could be significantly affected by a shift in pre-tax income between foreign jurisdictions, from foreign jurisdictions to the U.S. or by changes in foreign and/or U.S. tax laws that apply to the earnings of foreign subsidiaries.

Consolidated Results of Operations

The following discussion compares our consolidated results of operations for the three and nine months ended September 30, 2013 and 2012.

Three Months Ended September 30:

	For the Three Months Ended
	September 30,
	2013	2012	$ change	% change
	(in millions, except per share data)

Net revenues	$8,472	$8,326	$146	1.8%

Operating income	$1,262	$838	$424	50.6%

Net earnings attributable to Mondelēz International	$1,024	$652	$372	57.1%

Diluted earnings per share attributable to Mondelēz International from continuing operations	$0.57	$0.10	$0.47	470.0%

Diluted earnings per share attributable to Mondelēz International	$0.57	$0.36	$0.21	58.3%

Net Revenues – Net revenues increased $146 million (1.8%) to $8,472 million in the third quarter of 2013, and Organic Net Revenues(1) increased $432 million (5.3%) to $8,660 million as follows:

Change in net revenues (by percentage point)
Favorable volume/mix	5.3	pp
Higher net pricing	–

Total change in Organic Net Revenues(1)	5.3%
Unfavorable foreign currency	(2.8	)pp
Impact of divestitures	(1.2	)pp
Impact of acquisition	0.2	pp
Impact of accounting calendar change	0.3	pp

Total change in net revenues	1.8%

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.

Organic Net Revenues growth was driven by favorable volume/mix as net pricing was essentially flat. Favorable volume/mix was driven primarily by higher shipments across all segments except for Asia Pacific. Higher net pricing in Latin America and North America was offset by lower net pricing in Europe, Asia Pacific and EEMEA, in part due to lower coffee prices. Unfavorable foreign currency decreased net revenues by $230 million, due primarily to the devaluation of the Venezuelan bolivar and the strength of the U.S. dollar relative to most foreign currencies, including the Brazilian real, Argentinean peso, Australian dollar, Indian rupee and South African rand, partially offset by the strength of the euro relative to the U.S. dollar. The impact of divestitures resulted in a year-over-year decrease in net revenues of $98 million. In addition, the acquisition of a biscuit operation in Morocco added $23 million in net revenues and the accounting calendar change in Europe added $19 million in net revenues this quarter.

Operating Income – Operating income increased $424 million (50.6%) to $1,262 million in the third quarter of 2013. Adjusted Operating Income(1) decreased $32 million (3.0%) to $1,034 million, and Adjusted Operating Income (on a constant currency basis)(1) increased $8 million (0.8%) to $1,074 million due to the following:

	Operating
	Income	Change
	(in millions)	(percentage point)

Operating Income for the Three Months Ended September 30, 2012	$838
Integration Program	(14)	(1.2	)pp
Spin-Off Costs	226	22.9	pp
Spin-Off pension expense adjustment(2)	22	2.3	pp
2012-2014 Restructuring Program	18	1.4	pp
Operating income from divestitures	(24)	(2.1	)pp

Adjusted Operating Income(1) for the Three Months Ended September 30, 2012	$1,066
Favorable volume/mix	183	17.2	pp
Higher net pricing	3	0.3	pp
Higher input costs	(78)	(7.4	)pp
Higher selling, general and administrative expenses	(115)	(10.7	)pp
Change in unrealized gains / (losses) on hedging activities	11	1.0	pp
Impact from accounting calendar change	3	0.3	pp
Impact from acquisition	3	0.3	pp
Other, net	(2)	(0.2	)pp

Total change in Adjusted Operating Income (constant currency)(1)	8	0.8%

Unfavorable foreign currency	(40)	(3.8	)pp

Total change in Adjusted Operating Income(1)	(32)	(3.0%)

Adjusted Operating Income(1) for the Three Months Ended September 30, 2013	$1,034
Benefit from indemnification resolution	336	40.1	pp
Integration Program and other acquisition integration costs	(36)	(3.3	)pp
Spin-Off Costs	(9)	(0.8	)pp
2012-2014 Restructuring Program	(63)	(5.7	)pp
Gains on divestitures, net	–	–
Operating income from divestitures	–	–

Operating Income for the Three Months Ended September 30, 2013	$1,262	50.6%

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.
(2)	Represents the estimated benefit plan expense for the three months ended September 30, 2012 associated with certain benefit plan obligations transferred to Kraft Foods Group in the Spin-Off.

Favorable volume/mix was driven primarily by volume gains across all segments except Asia Pacific. During the quarter, increased input costs outpaced essentially flat net pricing. The increase in input costs was driven by higher raw material costs, in part due to higher foreign exchange transaction costs on imported materials, partially offset by lower manufacturing costs. Higher net pricing in Latin America and North America was offset by lower net pricing in Europe, Asia Pacific and EEMEA, in part due to lower coffee pricing. Total selling, general and administrative expenses decreased $431 million from the third quarter of 2012, due in part to a benefit from the resolution of the Cadbury acquisition-related indemnification, lower Spin-Off Costs, a favorable foreign currency impact and the impact of businesses divested in 2012, which were partially offset by higher Integration Program costs, higher 2012-2014 Restructuring Program costs and the inclusion of expenses related to the acquired biscuit operations in Morocco. Excluding these factors, selling, general and administrative expenses increased $115 million from the third quarter of 2012, driven primarily by higher advertising and consumer promotion costs in all segments except North America, the 2012 reversal of reserves carried over from the Cadbury acquisition in 2010 and no longer required, higher overhead costs, including investments in sales capabilities and route-to-market expansion in emerging markets and prior-year proceeds from insurance settlements. The change in unrealized gains / (losses) added $11 million in operating income this quarter. Accounting calendar changes that went into effect in Europe in the first quarter of 2013 increased operating income by $3 million. The acquisition of a biscuit operation in Morocco added $3 million in operating income this quarter. Unfavorable foreign currency decreased operating income by $40 million, due primarily to the devaluation of the Venezuelan bolivar and the strength of the U.S. dollar relative to most foreign currencies, including the Australian dollar, Brazilian real, Argentinean peso and South African rand, partially offset by the strength of the euro relative to the U.S. dollar.

Operating income margin increased from 10.1% in the third quarter of 2012 to 14.9% in the third quarter of 2013. The increase in operating margin was driven primarily by a benefit from the resolution of a Cadbury acquisition-related indemnification, lower Spin-Off Costs and overhead leverage. These factors were partially offset by lower gross margins, higher Integration Program and other integration costs, higher 2012-2014 Restructuring Program costs, the 2012 reversal of reserves carried over from the Cadbury acquisition in 2010 and no longer required, prior-year proceeds from insurance settlements and higher advertising and consumer promotion costs.

Net Earnings and Diluted Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $1,024 million increased by $372 million (57.1%) in the third quarter of 2013. Diluted EPS attributable to Mondelēz International was $0.57 in the third quarter of 2013, up $0.21 (58.3%) from the third quarter of 2012. Diluted EPS from continuing operations attributable to Mondelēz International was $0.57 in the third quarter of 2013, up $0.47 (470.0%) from the third quarter of 2012. Adjusted EPS(1) was $0.41 in the third quarter of 2013, up $0.05 (13.9%) from the third quarter of 2012. Adjusted EPS (on a constant currency basis)(1) was $0.42 in the third quarter of 2013, up $0.06 (16.7%) from the third quarter of 2012. These changes, shown net of tax below, were due to the following:

Diluted EPS

Diluted EPS Attributable to Mondelēz International for the Three Months Ended September 30, 2012	$0.36
Discontinued operations	0.26

Diluted EPS Attributable to Mondelēz International from Continuing Operations for the Three Months Ended September 30, 2012	$0.10
Spin-Off Costs(2)	0.24
Spin-Off pension expense adjustment(3)	0.01
Spin-Off interest expense adjustment(4)	0.01
2012-2014 Restructuring Program	0.01
Integration Program	–
Net earnings from divestitures	(0.01)

Adjusted EPS(1) for the Three Months Ended September 30, 2012	$0.36
Change in operations	–
Change in unrealized gains / (losses) on hedging activities	–
Higher interest and other expense, net(5)	(0.01)
Changes in income taxes	0.07

Adjusted EPS (constant currency)(1) for the Three Months Ended September 30, 2013	$0.42
Unfavorable foreign currency	(0.01)

Adjusted EPS(1) for the Three Months Ended September 30, 2013	$0.41
Spin-Off Costs(2)	–
2012-2014 Restructuring Program	(0.03)
Integration Program and other acquisition integration costs	(0.02)
Net benefit from indemnification resolution(6)	0.21
Gains on divestitures, net	–
Net earnings from divestitures	–

Diluted EPS Attributable to Mondelēz International for the Three Months Ended September 30, 2013	$0.57

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.
(2)	Spin-Off Costs include $9 million of pre-tax Spin-Off Costs in selling, general and administrative expense for the three months ended September 30, 2013 and $226 million of pre-tax Spin-Off Costs in selling, general and administrative expense and $457 million of pre-tax Spin-Off Costs in interest expense for the three months ended September 30, 2012.
(3)	Represents the estimated benefit plan expense for the three months ended September 30, 2012 associated with certain benefit plan obligations transferred to Kraft Foods Group in the Spin-Off.
(4)	Represents interest expense associated with the assumed reduction of $6 billion of our debt on January 1, 2012 from the utilization of funds received from Kraft Foods Group in 2012 in connection with our Spin-Off capitalization plan. Note during the year ended December 31, 2012, a portion of the $6 billion of debt was retired. As such, we adjusted interest expense during this period as if this debt had been paid on January 1, 2012 to ensure consistency of our assumption and related results.
(5)	Excludes the favorable foreign currency impact on interest expense related to our foreign denominated debt, the change in interest expense included in Spin-Off Costs and the change in interest expense associated with the assumed reduction of $6 billion of our debt on January 1, 2012 from the utilization of funds received from the $6 billion of notes Kraft Foods Group issued directly and cash proceeds distributed to us in June 2012 in connection with our Spin-Off capitalization plan.
(6)	As part of our 2010 Cadbury acquisition, we became the responsible party for tax matters under the Cadbury Schweppes Plc and Dr Pepper Snapple Group, Inc. (“DPSG”) Tax Sharing and Indemnification Agreement dated May 1, 2008 (“Tax Indemnity”) for certain 2007 and 2008 transactions relating to the demerger of Cadbury’s Americas Beverage business. A U.S. federal tax audit of DPSG for the 2006-2008 tax years was concluded with the IRS in August 2013. As a result, we recorded a favorable pre-tax impact of $385 million ($375 million net of tax) in the three months ended September 30, 2013 due to the reversal of the accrued liability in excess of the amount we paid to DPSG under the Tax Indemnity this quarter.

Nine Months Ended September 30:

	For the Nine Months Ended
	September 30,
	2013	2012	$ change	% change
	(in millions, except per share data)

Net revenues	$25,811	$25,520	$291	1.1%

Operating income	$2,961	$2,678	$283	10.6%

Net earnings attributable to Mondelēz International	$2,208	$2,494	$(286)	(11.5%	)

Diluted earnings per share attributable to Mondelēz International from continuing operations	$1.23	$0.55	$0.68	123.6%

Diluted earnings per share attributable to Mondelēz International	$1.23	$1.40	$(0.17)	(12.1%	)

Net Revenues – Net revenues increased $291 million (1.1%) to $25,811 million in the first nine months of 2013, and Organic Net Revenues(1) increased $1,080 million (4.3%) to $26,303 million as follows:

Change in net revenues (by percentage point)
Favorable volume/mix	3.8	pp
Higher net pricing	0.5	pp

Total change in Organic Net Revenues(1)	4.3%
Unfavorable foreign currency	(2.3	)pp
Impact of divestitures	(1.2	)pp
Impact of acquisition	0.2	pp
Impact of accounting calendar change	0.1	pp

Total change in net revenues	1.1%

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.

Organic Net Revenues growth was driven by favorable volume/mix and higher net pricing. Favorable volume/mix was driven primarily by higher shipments across all segments. Higher net pricing in Latin America and North America was partially offset by lower net pricing in Europe, EEMEA and Asia Pacific, in part due to lower coffee prices. Unfavorable foreign currency decreased net revenues by $590 million, due primarily to the devaluation of the Venezuelan bolivar and the strength of the U.S. dollar relative to most foreign currencies, including the Brazilian real, Argentinean peso, Australian dollar, South Africa rand, Indian rupee and British pound sterling, partially offset by the strength of the euro relative the U.S. dollar. The impact of divestitures resulted in a year-over-year decrease in net revenues of $277 million. In addition, the acquisition of a biscuit operation in Morocco added $59 million in net revenues and the accounting calendar change in Europe added $19 million in net revenues in the first nine months of 2013.

Operating Income – Operating income increased $283 million (10.6%) to $2,961 million in the first nine months of 2013. Adjusted Operating Income(1) decreased $282 million (8.8%) to $2,911 million, and Adjusted Operating Income (on a constant currency basis)(1) decreased $136 million (4.3%) to $3,057 million due to the following:

	Operating
	Income	Change
	(in millions)	(percentage point)

Operating Income for the Nine Months Ended September 30, 2012	$2,678
Integration Program	64	1.7	pp
Spin-Off Costs	365	11.5	pp
Spin-Off pension expense adjustment(2)	68	2.2	pp
2012-2014 Restructuring Program	69	1.8	pp
Operating income from divestitures	(51)	(1.4	)pp

Adjusted Operating Income(1) for the Nine Months Ended September 30, 2012	$3,193
Favorable volume/mix	441	13.7	pp
Higher net pricing	124	3.8	pp
Higher input costs	(235)	(7.4	)pp
Higher selling, general and administrative expenses	(435)	(13.5	)pp
Gains on sales of property in 2012	(77)	(2.3	)pp
Intangible asset impairment charge in 2012	20	0.6	pp
Change in unrealized gains / (losses) on hedging activities	13	0.4	pp
Impact from acquisition	9	0.2	pp
Impact from accounting calendar change	3	0.1	pp
Other, net	1	0.1	pp

Total change in Adjusted Operating Income (constant currency)(1)	(136)	(4.3%)

Unfavorable foreign currency	(146)	(4.5	)pp

Total change in Adjusted Operating Income(1)	(282)	(8.8%)

Adjusted Operating Income(1) for the Nine Months Ended September 30, 2013	$2,911
Benefit from indemnification resolution	336	12.6	pp
Integration Program and other acquisition integration costs	(110)	(3.4	)pp
Spin-Off Costs	(33)	(1.1	)pp
2012-2014 Restructuring Program	(162)	(5.0	)pp
Gains on acquisition and divestitures, net	28	0.8	pp
Acquisition-related costs	(2)	(0.1	)pp
Operating income from divestitures	(7)	(0.2	)pp

Operating Income for the Nine Months Ended September 30, 2013	$2,961	10.6%

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.
(2)	Represents the estimated benefit plan expense for the nine months ended September 30, 2012 associated with certain benefit plan obligations transferred to Kraft Foods Group in the Spin-Off.

Favorable volume/mix was driven primarily by volume gains across all segments. During the first nine months, increased input costs outpaced higher net pricing. The increase in input costs was driven by higher raw material costs, in part due to higher foreign exchange transaction costs on imported materials, partially offset by lower manufacturing costs. Higher net pricing in Latin America and North America was partially offset by lower net pricing in Europe, Asia Pacific and EEMEA, in part due to lower coffee pricing. Total selling, general and administrative expenses decreased $216 million from the first nine months of 2012, due in part to lower Spin-Off Costs, a benefit from the resolution of the Cadbury acquisition-related indemnification, a favorable foreign currency impact net of the negative impact from the devaluation of our net monetary assets in Venezuela and the impact of businesses divested in 2013 and 2012, which were partially offset by gains on sales of properties in 2012, higher 2012-2014 Restructuring Program costs, higher Integration Program costs and the inclusion of expenses related to the acquired biscuit operations in Morocco. Excluding these factors, selling, general and administrative expenses increased $435 million from the first nine months of 2012, driven primarily by higher overhead costs, including investments in sales capabilities and route-to-market expansion in emerging markets, higher advertising and consumer promotion costs in all segments except North America, the 2012 reversal of reserves carried over from the Cadbury acquisition in 2010 and no longer required and prior-year proceeds from insurance settlements. In the first nine months of 2012, we divested properties in Russia and Turkey and recorded pre-tax gains of $77 million. Within asset impairment and exit costs, we also recorded an asset impairment charge of $20 million related to a trademark in Japan in the first nine months of 2012. The change in unrealized gains/(losses) added $13 million in operating income for the first nine months of 2013. The acquisition of a biscuit operation in Morocco added $9 million in operating income for the first nine months of 2013. Accounting calendar changes that went into effect in Europe in the first quarter of 2013 increased operating income by $3 million. Unfavorable foreign currency decreased operating income by $146 million, due primarily to the devaluation of the Venezuelan bolivar (including the devaluation of our net monetary assets in Venezuela) and the strength of the U.S. dollar relative to most foreign currencies, including the Brazilian real, Argentinean peso, Australian dollar, South African rand, British pound sterling and Indian rupee, partially offset by the strength of the euro relative to the U.S. dollar.

Operating income margin increased from 10.5% in the first nine months of 2012 to 11.5% in the first nine months of 2013. While gross margins were essentially flat for the first nine months of 2013, the increase in operating margin was driven primarily by lower Spin-Off Costs, a benefit from the resolution of the Cadbury acquisition-related indemnification and the net gain on acquisition and divestitures. These factors were partially offset by higher 2012-2014 Restructuring Program costs, the impact from the 2012 gains on the sales of property in Russia and Turkey, the 2012 reversal of reserves carried over from the Cadbury acquisition in 2010 and no longer required, prior-year proceeds from insurance settlements, the unfavorable currency impact due to the devaluation of our net monetary assets in Venezuela, higher overheads, including investments in sales capabilities and route-to-market expansion in emerging markets and higher advertising and consumer promotion costs.

Net Earnings and Diluted Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $2,208 million decreased by $286 million (11.5%) in the first nine months of 2013. Diluted EPS attributable to Mondelēz International was $1.23 in the first nine months of 2013, down $0.17 (12.1%) from the first nine months of 2012. Diluted EPS from continuing operations attributable to Mondelēz International was $1.23 in the first nine months of 2013, up $0.68 (123.6%) from the first nine months of 2012. Adjusted EPS(1) was $1.12 in the first nine months of 2013, up $0.09 (8.7%) from the first nine months of 2012. Adjusted EPS (on a constant currency basis)(1) was $1.19 in the first nine months of 2013, up $0.16 (15.5%) from the first nine months of 2012. These changes, shown net of tax below, were due to the following:

Diluted EPS

Diluted EPS Attributable to Mondelēz International for the Nine Months Ended September 30, 2012	$1.40
Discontinued operations	0.85

Diluted EPS Attributable to Mondelēz International from Continuing Operations for the Nine Months Ended September 30, 2012	$0.55
Spin-Off Costs(2)	0.37
Spin-Off pension expense adjustment(3)	0.02
Spin-Off interest expense adjustment(4)	0.05
2012-2014 Restructuring Program	0.02
Integration Program	0.04
Net earnings from divestitures	(0.02)

Adjusted EPS(1) for the Nine Months Ended September 30, 2012	$1.03
Decrease in operations	(0.03)
Gains on sales of property in 2012	(0.03)
Intangible asset impairment charge in 2012	0.01
Change in unrealized gains / (losses) on hedging activities	0.01
Lower interest and other expense, net(5)	0.01
Changes in shares outstanding	(0.01)
Changes in income taxes	0.20

Adjusted EPS (constant currency)(1) for the Nine Months Ended September 30, 2013	$1.19
Unfavorable foreign currency	(0.07)

Adjusted EPS(1) for the Nine Months Ended September 30, 2013	$1.12
Spin-Off Costs(2)	(0.01)
2012-2014 Restructuring Program	(0.07)
Integration Program and other acquisition integration costs	(0.05)
Net benefit of indemnification resolution(6)	0.21
Gains on acquisition and divestitures, net	0.04
Acquisition-related costs	(0.01)
Net earnings from divestitures	–

Diluted EPS Attributable to Mondelēz International for the Nine Months Ended September 30, 2013	$1.23

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.
(2)	Spin-Off Costs include $33 million of pre-tax Spin-Off Costs in selling, general and administrative expense for the nine months ended September 30, 2013 and $365 million of pre-tax Spin-Off Costs in selling, general and administrative expense and $619 million of pre-tax Spin-Off Costs in interest expense for the nine months ended September 30, 2012.
(3)	Represents the estimated benefit plan expense for the nine months ended September 30, 2012 associated with certain benefit plan obligations transferred to Kraft Foods Group in the Spin-Off.
(4)	Represents interest expense associated with the assumed reduction of $6 billion of our debt on January 1, 2012 from the utilization of funds received from Kraft Foods Group in 2012 in connection with our Spin-Off capitalization plan. Note during the year ended December 31, 2012, a portion of the $6 billion of debt was retired. As such, we adjusted interest expense during this period as if this debt had been paid on January 1, 2012 to ensure consistency of our assumption and related results.

(5)	Excludes the favorable foreign currency impact on interest expense related to our foreign denominated debt, the change in interest expense included in Spin-Off Costs and the change in interest expense associated with the assumed reduction of $6 billion of our debt on January 1, 2012 from the utilization of funds received from the $6 billion of notes Kraft Foods Group issued directly and cash proceeds distributed to us in June 2012 in connection with our Spin-Off capitalization plan.
(6)	As part of our 2010 Cadbury acquisition, we became the responsible party for tax matters under the Cadbury Schweppes Plc and Dr Pepper Snapple Group, Inc. (“DPSG”) Tax Sharing and Indemnification Agreement dated May 1, 2008 (“Tax Indemnity”) for certain 2007 and 2008 transactions relating to the demerger of Cadbury’s Americas Beverage business. A U.S. federal tax audit of DPSG for the 2006-2008 tax years was concluded with the IRS in August 2013. As a result, we recorded a favorable pre-tax impact of $385 million ($375 million net of tax) in the three months ended September 30, 2013 due to the reversal of the accrued liability in excess of the amount we paid to DPSG under the Tax Indemnity this quarter.

Results of Operations by Reportable Segment

Effective January 1, 2013, we reorganized our operations and management into five reportable segments:

•	Latin America
•	Asia Pacific
•	EEMEA
•	Europe
•	North America

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

The following discussion compares the net revenues and earnings of each of our reportable segments for the three and nine months ended September 30, 2013 and 2012.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)

Net revenues:
Latin America	$1,308	$1,286	$4,045	$3,996
Asia Pacific	1,136	1,228	3,743	3,770
EEMEA	948	886	2,850	2,700
Europe	3,295	3,158	10,026	9,967
North America	1,785	1,768	5,147	5,087

Net revenues	$8,472	$8,326	$25,811	$25,520

Earnings before income taxes:
Operating income:
Latin America	$171	$187	$425	$556
Asia Pacific	81	198	399	525
EEMEA	109	107	282	386
Europe	403	449	1,178	1,307
North America	279	234	643	566
Unrealized gains / (losses) on hedging activities	12	1	55	42
General corporate expenses	(74)	(284)	(219)	(541)
Amortization of intangibles	(55)	(54)	(164)	(163)
Benefit from indemnification resolution	336	–	336	–
Gains on acquisition and divestitures, net	–	–	28	–
Acquisition-related costs	–	–	(2)	–

Operating income	1,262	838	2,961	2,678
Interest and other expense, net	(218)	(737)	(732)	(1,568)

Earnings before income taxes	$1,044	$101	$2,229	$1,110

As discussed in Note 16, Segment Reporting, management uses segment operating income to evaluate segment performance and allocate resources. We believe it is appropriate to disclose this measure to help investors analyze segment performance and trends. Coincident with the change in reportable segment structure, segment operating income for our North America region also changed to include all U.S. pension plan expenses, a portion of which was previously excluded from segment operating results evaluated by management as the costs were centrally managed. Segment operating income excludes unrealized gains and losses on hedging activities (which are a component of cost of sales), general corporate expenses (which are a component of selling, general and administrative expenses), amortization of intangibles, the benefit from the Cadbury acquisition-related indemnification resolution (which is a component of selling, general and administrative expenses), gains and losses on divestitures and acquisitions, and acquisition-related costs (which are a component of selling, general and administrative expenses) for all periods presented. We exclude the unrealized gains and losses on hedging activities from segment operating income in order to provide better transparency of our segment operating results. Once realized, we record the gains and losses on hedging activities within segment operating results. We exclude general corporate expenses, amortization of intangibles, the benefit from the Cadbury acquisition-related indemnification resolution, gains and losses on divestitures and acquisitions and acquisition-related costs from segment operating income in order to provide better transparency of our segment operating results.

In connection with our 2012-2014 Restructuring Program, we recorded restructuring charges of $43 million for the three months and $131 million for the nine months ended September 30, 2013, and $13 million for the three months and $63 million for the nine months ended September 30, 2012, within asset impairment and exit costs. We also recorded implementation costs of $20 million for the three months and $31 million for the nine months ended September 30, 2013 and $5 million for the three months and $6 million for the nine months ended September 30, 2012 within cost of sales and selling, general and administrative expenses. The restructuring charges and implementation costs are recorded primarily within our North America and Europe segments.

We recorded Integration Program charges of $36 million for the three months and $109 million for the nine months ended September 30, 2013 and $29 million for the three months and $107 million for the nine months ended September 30, 2012. We recorded these charges in operations, as a part of selling, general and administrative expenses within our Europe, Asia Pacific, Latin America and EEMEA segments. During the three months ended September 30, 2012, we also reversed $43 million of Integration Program charges previously accrued in the fourth quarter of 2010 primarily related to planned and announced position eliminations that did not occur within our Europe segment. The reversal was based on final negotiations with local workers councils, the majority of which were concluded in April 2012.

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

On February 22, 2013, we acquired the remaining interest in a biscuit operation in Morocco, which is now a wholly-owned subsidiary within our EEMEA segment. We paid net cash consideration of $119 million, consisting of $155 million purchase price net of cash acquired of $36 million. We also recorded a pre-tax gain of $22 million related to the remeasurement of our previously-held equity interest in the operation to fair value in accordance with U.S. GAAP. We recorded acquisition costs of $7 million in the nine months ended September 30, 2013 which were included within selling, general and administrative expenses and interest and other expense, net. We also incurred $1 million of integration costs during the nine months ended September 30, 2013, which were included in selling, general and administrative expenses within our EEMEA segment.

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

In February 2013, the Venezuela government announced the devaluation of the official Venezuelan bolivar exchange rate from 4.30 bolivars to 6.30 bolivars to the U.S. dollar and the elimination of the second-tier, government-regulated SITME exchange rate previously applied to value certain types of transactions. In connection with the announced changes, which were effective on February 13, 2013, we recorded a $54 million unfavorable foreign currency charge related to the devaluation of our net monetary assets in Venezuela in selling, general and administrative expenses within our Latin America segment in the three months ended March 31, 2013. We also incurred net unfavorable devaluation-related foreign currency impacts within our pre-tax earnings of $20 million during the third quarter of 2013 and $44 million during the first nine months of 2013 related to translating the earnings of our Venezuelan subsidiary to the U.S. dollar at the new exchange rate. As of September 30, 2013, our net monetary assets denominated in the Venezuelan bolivar were $280 million. Should the bolivar be devalued further, it would result in a charge to our net earnings in the period of the devaluation.

In 2012, we sold properties located in Russia and Turkey within our EEMEA segment. The Turkey property sale generated a $22 million pre-tax gain in the second quarter of 2012 and the Russia property sale generated a $55 million pre-tax gain in the first quarter of 2012. The gains were recorded within selling, general and administrative expenses in our EEMEA segment.

Unrealized gains / (losses) on hedging activities were $12 million for the three months ended September 30, 2013 and $1 million for the three months ended September 30, 2012. Unrealized gains / (losses) on hedging activities were $55 million for the nine months ended September 30, 2013 and $42 million for the nine months ended September 30, 2012. In all periods, the net gains primarily related to gains on foreign currency contracts and commodity hedging activity.

General corporate expenses were $74 million for the three months ended September 30, 2013 and $284 million for the three months ended September 30, 2012. The $210 million decrease was primarily related to lower Spin-Off Costs and lower costs of corporate functions and projects. Spin-Off Costs decreased $191 million from $200 million to $9 million and corporate functions and project expenses decreased $27 million from $72 million to $45 million. General corporate expenses were $219 million for the nine months ended September 30, 2013 and $541 million for the nine months ended September 30, 2012. The $322 million decrease was primarily related to lower Spin-Off Costs and lower costs of corporate functions and projects. Spin-Off Costs decreased $307 million from $340 million to $33 million and corporate functions and project expenses decreased $31 million from $186 million to $155 million.

As part of our 2010 Cadbury acquisition, we became the responsible party for tax matters under the Cadbury Schweppes Plc and Dr Pepper Snapple Group, Inc. (“DPSG”) Tax Sharing and Indemnification Agreement dated May 1, 2008 (“Tax Indemnity”) for certain 2007 and 2008 transactions relating to the demerger of Cadbury’s Americas Beverage business. A U.S. federal tax audit of DPSG for the 2006-2008 tax years was concluded with the IRS in August 2013. As a result, we recorded a favorable impact of $336 million in selling, general and administrative expenses and $49 million in interest and other expense, net, for a total pre-tax impact of $385 million ($375 million net of tax) in the three months ended September 30, 2013 due to the reversal of the accrued liability in excess of the amount we paid to DPSG under the Tax Indemnity this quarter.

The decrease in interest and other expense, net for the three months ended September 30, 2013 was due primarily to the absence of Spin-Off Costs within interest expense as we recorded $457 million of Spin-Off Costs within interest expense in the three months ended September 30, 2012, a benefit from the Cadbury acquisition-related indemnification resolution and a reduction of long-term debt. The decrease in interest and other expense, net for the nine months ended September 30, 2013 was due primarily to the absence of Spin-Off Costs within interest expense as we recorded $619 million of Spin-Off Costs within interest expense in the nine months ended September 30, 2012, a reduction in long-term debt, a benefit from the Cadbury acquisition-related indemnification resolution and a benefit from a statutory interest rate change impacting an accrued non-income tax liability.

Latin America

	For the Three Months Ended September 30,
	2013	2012	$ change	% change
		(in millions)

Net revenues	$1,308	$1,286	$22	1.7%
Segment operating income	171	187	(16)	(8.6%	)

	For the Nine Months Ended September 30,
	2013	2012	$ change	% change
		(in millions)

Net revenues	$4,045	$3,996	$49	1.2%
Segment operating income	425	556	(131)	(23.6%	)

Three Months Ended September 30:

Net revenues increased $22 million (1.7%), due to higher net pricing (13.1 pp) and favorable volume/mix (3.8 pp), mostly offset by unfavorable foreign currency (15.2 pp). Higher net pricing was reflected across the entire region, except in Mexico. Favorable volume/mix was reflected across most of the region, primarily in Brazil and Mexico. Unfavorable foreign currency was due primarily to the Venezuelan bolivar devaluation and the strength of the U.S. dollar relative to the Brazilian real and Argentinean peso.

Segment operating income decreased $16 million (8.6%), due primarily to higher raw material costs, unfavorable foreign currency, higher advertising and consumer promotion costs, higher other selling, general and administrative expenses and higher 2012-2014 Restructuring Program costs, partially offset by higher net pricing, lower Spin-Off Costs and lower Integration Program costs.

Nine Months Ended September 30:

Net revenues increased $49 million (1.2%), due to higher net pricing (11.4 pp) and favorable volume/mix (1.6 pp), partially offset by unfavorable foreign currency (11.8 pp). Higher net pricing was reflected across the entire region, except in Mexico. Favorable volume/mix was driven primarily by Brazil and Venezuela, partially offset by volume/mix declines in Mexico and Argentina. Unfavorable foreign currency was due primarily to the Venezuelan bolivar devaluation and the strength of the U.S. dollar relative to the Brazilian real and Argentinean peso, partially offset by the strength of the Mexican peso relative to the U.S. dollar.

Segment operating income decreased $131 million (23.6%), due primarily to higher raw material costs, higher other selling, general and administrative expenses (including prior-year proceeds from an insurance settlement), unfavorable foreign currency including the impact from the devaluation of net monetary assets in Venezuela, higher manufacturing costs and higher advertising and consumer promotion costs, partially offset by higher net pricing, lower Integration Program costs and lower Spin-Off Costs.

Asia Pacific

	For the Three Months Ended September 30,
	2013	2012	$ change	% change
		(in millions)

Net revenues	$1,136	$1,228	$(92)	(7.5%	)
Segment operating income	81	198	(117)	(59.1%	)

	For the Nine Months Ended September 30,
	2013	2012	$ change	% change
		(in millions)

Net revenues	$3,743	$3,770	$(27)	(0.7%	)
Segment operating income	399	525	(126)	(24.0%	)

Three Months Ended September 30:

Net revenues decreased $92 million (7.5%), due to unfavorable foreign currency (7.6 pp) and lower net pricing (4.6 pp), partially offset by favorable volume/mix (4.7 pp). Unfavorable foreign currency was due primarily to the strength of the U.S. dollar relative to the Australian dollar, Indian rupee and Japanese yen. Lower net pricing was reflected primarily in Australian/New Zealand, Japan, China and Indonesia, partially offset by higher pricing in India. Favorable volume/mix was driven primarily by the region’s developed markets, Australia/New Zealand and Japan, as emerging markets were essentially flat with gains in India, the Philippines and Indonesia mostly offset by a decline in China.

Segment operating income decreased $117 million (59.1%), due primarily to lower net pricing, higher other selling, general and administrative expenses (including prior-year proceeds from an insurance settlement), higher advertising and consumer promotion costs, higher raw material costs, unfavorable foreign currency and higher Integration Program costs, partially offset by favorable volume/mix, lower manufacturing costs and lower Spin-Off Costs.

Nine Months Ended September 30:

Net revenues decreased $27 million (0.7%), due to unfavorable foreign currency (3.8 pp) and lower net pricing (1.0 pp) partially offset by favorable volume/mix (4.1 pp). Unfavorable foreign currency was due primarily to the strength of the U.S. dollar relative to the Australian dollar, Japanese yen and Indian rupee. Lower net pricing was reflected in the region’s developed markets, partially offset by higher net pricing in the region’s emerging markets, primarily in India, the Philippines and Thailand. Favorable volume/mix was driven by the region’s emerging markets, primarily China, India, the Philippines and Malaysia, as well as in the region’s developed markets of Australia/New Zealand.

Segment operating income decreased $126 million (24.0%), due primarily to higher raw material costs, higher other selling, general and administrative expenses (including prior-year proceeds from an insurance settlement), higher advertising and consumer promotion costs, lower net pricing and unfavorable foreign currency, partially offset by lower manufacturing costs, favorable volume/mix, a 2012 asset impairment charge related to a trademark in Japan and lower Spin-Off Costs.

EEMEA

	For the Three Months Ended September 30,
	2013	2012	$ change	% change
		(in millions)

Net revenues	$948	$886	$62	7.0%
Segment operating income	109	107	2	1.9%

	For the Nine Months Ended September 30,
	2013	2012	$ change	% change
		(in millions)

Net revenues	$2,850	$2,700	$150	5.6%
Segment operating income	282	386	(104)	(26.9%	)

Three Months Ended September 30:

Net revenues increased $62 million (7.0%), due to favorable volume/mix (16.4 pp) and the impact of the acquisition of a biscuit operation in Morocco (2.7 pp), partially offset by unfavorable foreign currency (5.6 pp), lower net pricing (3.4 pp) and the impact of divestitures in Turkey and South Africa (3.1 pp). Favorable volume/mix was driven primarily by Russia, Ukraine, West Africa, Central and East Africa, South Africa and the Gulf Cooperation Council (“GCC”) countries. Unfavorable foreign currency was due to the strength of the U.S. dollar relative to most foreign currencies in the region, including the South African rand, Russian ruble, Turkish lira and Egyptian pound. Lower net pricing was reflected primarily in Russia and Ukraine, due to lower coffee and chocolate pricing, partially offset by higher net pricing in the GCC countries.

Segment operating income increased $2 million (1.9%), due primarily to favorable volume/mix, lower manufacturing costs and the impact from the acquisition in Morocco, mostly offset by higher raw material costs, lower net pricing, higher other selling, general and administrative expenses and unfavorable foreign currency.

Nine Months Ended September 30:

Net revenues increased $150 million (5.6%), due to favorable volume/mix (12.1 pp) and the impact of the acquisition of a biscuit operation in Morocco (2.2 pp), partially offset by unfavorable foreign currency (4.3 pp), lower net pricing (2.5 pp) and the impact of divestitures in Turkey and South Africa (1.9 pp). Favorable volume/mix was driven primarily by Russia, Ukraine, Central and East Africa, West Africa, Egypt and South Africa. Unfavorable foreign currency was due to the strength of the U.S. dollar relative to most foreign currencies in the region, including the South African rand, Russian ruble and Egyptian pound. Lower net pricing was reflected primarily in Russia and Ukraine, due to lower coffee and chocolate pricing, partially offset by higher net pricing in the GCC countries, South Africa and Egypt.

Segment operating income decreased $104 million (26.9%), due primarily to the 2012 gains on the sales of property in Russia and Turkey, lower net pricing, higher other selling, general and administrative expenses, higher advertising and consumer promotion costs, higher Integration Program and Morocco biscuit acquisition integration costs, higher raw material costs, unfavorable foreign currency and higher 2012-2014 Restructuring Program costs, partially offset by favorable volume/mix, lower manufacturing costs and the impact from the acquisition in Morocco.

Europe

	For the Three Months Ended September 30,
	2013	2012	$ change	% change
		(in millions)

Net revenues	$3,295	$3,158	$137	4.3%
Segment operating income	403	449	(46)	(10.2%	)

	For the Nine Months Ended September 30,
	2013	2012	$ change	% change
		(in millions)

Net revenues	$10,026	$9,967	$59	0.6%
Segment operating income	1,178	1,307	(129)	(9.9%	)

Three Months Ended September 30:

Net revenues increased $137 million (4.3%), due to favorable volume/mix (4.7 pp), favorable foreign currency (3.8 pp) and the impact of accounting calendar changes (0.7 pp), partially offset by lower pricing (2.8 pp) and the impact of prior-year divestitures (2.1 pp). Favorable volume/mix was driven by higher shipments in biscuits, chocolate and coffee, partially offset by lower shipments in gum & candy. Favorable foreign currency primarily reflected the strength of the euro relative to the U.S. dollar, partially offset by the strength of the U.S. dollar relative to the British pound sterling. Lower net pricing was driven primarily by lower coffee prices.

Segment operating income decreased $46 million (10.2%), due primarily to lower net pricing, higher Integration Program costs (including the 2012 reversal of Integration Program charges of $43 million previously accrued in the fourth quarter of 2010 primarily related to planned and announced position eliminations that did not occur upon concluding the majority of local workers council negotiations in April 2012), higher 2012-2014 Restructuring Program costs, the impact of prior-year divestitures and higher advertising and consumer promotion costs, partially offset by favorable volume/mix, lower manufacturing costs, favorable foreign currency and lower other selling, general and administrative expenses (including a $38 million reversal in 2012 of reserves carried over from the Cadbury acquisition in 2010 and no longer required).

Nine Months Ended September 30:

Net revenues increased $59 million (0.6%), due to favorable volume/mix (3.2 pp), favorable foreign currency (1.6 pp) and the impact of an accounting calendar change (0.2 pp), partially offset by lower pricing (2.5 pp) and the impact of prior-year divestitures (1.9 pp). Favorable volume/mix was driven by higher shipments in chocolate, biscuits and coffee, partially offset by lower shipments in gum & candy and cheese & grocery. Favorable foreign currency primarily reflected the strength of the euro and Swedish krona relative to the U.S. dollar, partially offset by the strength of the U.S. dollar relative to the British pound sterling. Lower net pricing was driven primarily by lower coffee prices.

Segment operating income decreased $129 million (9.9%), due primarily to lower net pricing, higher 2012-2014 Restructuring Program costs, the impact of prior-year divestitures, higher Integration Program costs (including the 2012 reversal of Integration Program charges of $43 million previously accrued in the fourth quarter of 2010 primarily related to planned and announced position eliminations that did not occur upon concluding the majority of local workers council negotiations in April 2012), higher advertising and consumer promotion costs and higher other selling, general and administrative expenses (including a $38 million reversal in 2012 of reserves carried over from the Cadbury acquisition in 2010 and no longer required), partially offset by favorable volume/mix, lower manufacturing costs, lower raw material costs (primarily coffee) and favorable foreign currency.

North America

	For the Three Months Ended September 30,
	2013	2012	$ change	% change
		(in millions)

Net revenues	$1,785	$1,768	$17	1.0%
Segment operating income	279	234	45	19.2%

	For the Nine Months Ended September 30,
	2013	2012	$ change	% change
		(in millions)

Net revenues	$5,147	$5,087	$60	1.2%
Segment operating income	643	566	77	13.6%

Three Months Ended September 30:

Net revenues increased $17 million (1.0%), due to favorable volume/mix (2.0 pp) and higher net pricing (0.4 pp), partially offset by the impact of a prior-year divestiture (0.7 pp) and unfavorable foreign currency (0.7 pp). Favorable volume/mix was driven primarily by higher shipments in biscuits and candy, partially offset by lower shipments in gum. Higher net pricing was reflected primarily in biscuits and candy, partially offset by lower net pricing in gum and chocolate.

Segment operating income increased $45 million (19.2%), due primarily to lower pension expenses due to the transfer of certain benefit plan obligations to Kraft Foods Group in the Spin-Off, favorable volume/mix, lower advertising and consumer promotion costs, lower manufacturing costs and higher net pricing, partially offset by higher raw material costs, higher other selling, general and administrative expenses and higher 2012-2014 Restructuring Program costs.

Nine Months Ended September 30:

Net revenues increased $60 million (1.2%), due to favorable volume/mix (2.1 pp) and higher net pricing (0.3 pp), partially offset by the impact of a prior-year divestiture (0.8 pp) and unfavorable foreign currency (0.4 pp). Favorable volume/mix was driven primarily by higher shipments in biscuits and candy, partially offset by lower shipments in gum. Higher net pricing was reflected primarily in biscuits, partially offset by lower net pricing in gum.

Segment operating income increased $77 million (13.6%), due primarily to lower pension expenses due to the transfer of certain benefit plan obligations to Kraft Foods Group in the Spin-Off, favorable volume/mix, higher net pricing and lower advertising and consumer promotion costs, partially offset by higher raw material costs, higher other selling, general and administrative expenses, higher 2012-2014 Restructuring Program costs and the impact of a prior-year divestiture.

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

The cash flow activity of the Kraft Foods Group discontinued operation, which was divested on October 1, 2012, is included within our consolidated cash flow results for the nine months ended September 30, 2012.

Net Cash Provided By Operating Activities:

During the first nine months of 2013, net cash provided by operating activities was $1,198 million, compared with $2,175 million provided in the first nine months of 2012. The decrease in cash provided by operating activities primarily relates to decreased earnings from the discontinued operations of Kraft Foods Group, partially offset by lower interest payments and lower working capital costs (mainly due to increased collection of receivables and decreased inventory levels).

Net Cash Used in Investing Activities:

During the first nine months of 2013, net cash used in investing activities was $1,015 million, compared with $1,129 million used in the first nine months of 2012. The decrease in cash used in investing activities primarily relates to lower capital expenditures primarily due to the inclusion of Kraft Foods Group capital expenditures in 2012, $55 million received from Kraft Foods Group during the first nine months of 2013 related to employee stock awards exchanged at the time of the Spin-Off and $48 million of proceeds from divestitures during the first nine months of 2013, which was partially offset by $119 million of cash paid, net of cash received, in connection with the acquisition of a biscuit operation in Morocco.

Net Cash (Used in) / Provided by Financing Activities:

During the first nine months of 2013, net cash used in financing activities was $881 million, compared with $828 million provided in the first nine months of 2012. The decrease in cash provided by financing activities was primarily due to lower proceeds from indebtedness and $793 million paid to repurchase stock under our stock repurchase program during the first nine months of 2013, partially offset by lower repayments of long-term debt in the first nine months of 2013 (both the long-term debt issuance and repayments in the first nine months of 2012 were driven by our Spin-Off capitalization plan) and lower dividend payments in the first nine months of 2013 reflecting our new capital structure and dividend rate following the Spin-Off.

Borrowing Arrangements:

On October 11, 2013, we entered into a revolving credit agreement for a $4.5 billion five-year senior unsecured revolving credit facility. The agreement replaced our former revolving credit agreement, which was terminated upon the signing of the new agreement. The revolving credit facility agreement includes a covenant that we maintain a minimum shareholders’ equity of at least $24.6 billion, after excluding accumulated other comprehensive earnings / (losses) and the cumulative effects of any changes in accounting principles. At September 30, 2013, we met both the new and existing minimum shareholders’ equity covenant as our minimum shareholders’ equity under both agreements was $35.7 billion. The revolving credit facility agreement also contains customary representations, covenants and events of default. However, there are no credit rating triggers, provisions or other financial covenants that could require us to post collateral as security. We intend to use the revolving credit facility for general corporate purposes, including for working capital purposes and to support our commercial paper program. As of September 30, 2013, no amounts were drawn on the credit facility in place on this date.

Some of our international subsidiaries maintain primarily uncommitted credit lines to meet short-term working capital needs. Collectively, these credit lines amounted to $2.4 billion at September 30, 2013. In the aggregate, borrowings on these lines were $239 million at September 30, 2013 and $274 million at December 31, 2012.

Long-Term Debt:

On October 1, 2013, $1 billion of our 5.125% notes and $800 million of our 5.250% notes matured. The notes and accrued interest to date were paid with cash on hand and the issuance of commercial paper.

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

Total Debt:

Our total debt was $19.9 billion at September 30, 2013 and $19.4 billion at December 31, 2012. Our debt-to-capitalization ratio was 0.38 at September 30, 2013 and December 31, 2012. At September 30, 2013, the weighted-average term of our outstanding long-term debt was 9.0 years.

From time to time we refinance long-term and short-term debt. The nature and amount of our long-term and short-term debt and the proportionate amount of each will vary as a result of future business requirements, market conditions and other factors. As of September 30, 2013, we had $11.2 billion remaining in long-term financing authority from our Board of Directors.

In the next 12 months, $2.3 billion of long-term debt will mature as follows: $1.8 billion in October 2013 and $500 million in February 2014. We repaid the $1.8 billion of debt that matured on October 1, 2013 with cash on hand and the issuance of commercial paper. We expect to fund the remaining repayments with cash from operations, the issuance of commercial paper or the issuance of additional debt.

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

During the first nine months of 2013, our aggregate commodity costs increased over the comparable prior-year period, primarily as a result of dairy, packaging material and grain and oil costs partially offset by lower coffee costs. We expect the price volatility and higher cost environment to continue over the remainder of the year. We address higher commodity costs primarily through higher pricing, lower manufacturing costs due to our end-to-end cost management program and overhead cost control. We expect to continue to use these measures to address further commodity cost increases.

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

Equity and Dividends

Stock Plans:

See Note 11, Stock Plans, for more information on our stock plans and award activity for the nine months ended September 30, 2013.

Dividends:

We paid dividends of $696 million in the first nine months of 2013 and $1,542 million in the first nine months of 2012. Immediately following the Spin-Off of Kraft Foods Group on October 1, 2012, our expected annual dividend rate was $0.52 per common share. On August 6, 2013, our Audit Committee, with authorization from the Board of Directors, approved a quarterly dividend of $0.14 per common share payable on October 15, 2013 to shareholders of record on September 30, 2013. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.

Stock Repurchase Program:

On March 12, 2013, our Board of Directors authorized the repurchase of up to the lesser of 40 million shares or $1.2 billion of our Common Stock through March 12, 2016. On August 6, 2013, our Audit Committee, with authorization from the Board of Directors, increased the repurchase program’s capacity to $6.0 billion of Common Stock repurchases and extended the expiration date to December 31, 2016. Repurchases under the program are determined by management and are wholly discretionary. During the nine months ended September 30, 2013, we repurchased 27.4 million shares of common stock at an average cost of $31.13 per share, or an aggregate cost of $853 million, of which $793 million was paid during the nine months ended September 30, 2013. All repurchased shares were funded through available cash and commercial paper and the shares are held in treasury. The primary objective of the program is to return cash to shareholders. As of September 30, 2013, we have $5.1 billion in remaining share repurchase capacity.

We intend to continue to use a portion of our cash for share repurchases. The number of shares that we ultimately repurchase under our stock repurchase program may vary depending on numerous factors, including share price and other market conditions, our ongoing capital allocation planning, levels of cash and debt balances, other demands for cash, such as acquisition activity, general economic or business conditions and board and management discretion. Additionally, our share repurchase activity during any particular period may fluctuate. We may accelerate, suspend, delay or discontinue the stock repurchase program at any time, without notice.

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

Contingencies

See Note 12, Commitments and Contingencies, and Part II, Item 1. Legal Proceedings for a discussion of contingencies.

Forward-Looking Statements

This report contains a number of forward-looking statements. Words, and variations of words, such as “expect,” “plan,” “may,” “outlook,” “guidance,” “intend,” “will,” “would,” “believe,” “estimate,” “anticipate,” “seek,” “continue,” “achieve,” “growth” and similar expressions are intended to identify our forward-looking statements, including but not limited to statements relating to the impacts of our segment reorganization; our accounting estimates; pension expenses, contributions and assumptions; commodity costs; our liquidity, funding sources and uses of funding; our 2013 Outlook, in particular, 2013 Organic Net Revenue growth and Adjusted EPS; and our stock repurchase program.

These forward-looking statements involve risks and uncertainties, many of which are beyond our control. Important factors that could cause actual results to differ materially from those in our forward-looking statements include, but are not limited to, risks from operating globally and in emerging markets, unanticipated disruptions to our business, continued consumer weakness, continued weakness in economic conditions, volatility of capital or other markets, continued volatility of commodity and other input costs, pricing actions, increased competition, consolidation of large retail customers, adverse changes in our supplier or customer base, our ability to innovate and differentiate our products, increased costs of sales, regulatory or legal restrictions, actions or delays, our ability to protect our intellectual property and intangible assets, a shift in our product mix to lower margin offerings, private label brands, perceived or actual product quality issues or product recalls, acquisitions and divestitures, foreign currency exchange rate fluctuations, use of information technologies, our labor force, a shift in our pre-tax income between U.S. and/or foreign jurisdictions and tax law changes. For additional information on these and other factors that could affect our forward-looking statements, see our risk factors, as they may be amended from time to time, set forth in our filings with the SEC, including our most recently filed Annual Report on Form 10-K. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this report.

Outlook

We expect 2013 Organic Net Revenue growth to be approximately 4 percent and 2013 Adjusted EPS of $1.57 to $1.62. We lowered our 2013 Organic Net Revenue growth outlook from our previous guidance of the low end of 5 to 7 percent to reflect the impact of weak biscuit sales in China, continued lower coffee prices and slower global category growth, especially in key emerging markets. We raised our 2013 Adjusted EPS target from our previous guidance of $1.55 to $1.60 to flow through some tax favorability. Our Adjusted EPS guidance is based on 2012 average currency rates and includes the estimated ($0.04) impact of the write-down of the net monetary assets and the translation of operating income for our Venezuelan business stemming from that government’s decision to devalue its currency to a fixed rate of 6.30 bolivars to the U.S. dollar on February 8, 2013. Based on currency translation impacts recorded to date and spot rates as of October 31, 2013, our 2013 Adjusted EPS would be about 5 cents lower than the $1.57 to $1.62 guidance.

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

•

“Adjusted Operating Income” which is defined as operating income excluding the impact of Spin-Off Costs, pension costs related to obligations transferred in the Spin-Off, the 2012-2014 Restructuring Program, the Integration Program and other acquisition integration costs, the benefit from the Cadbury acquisition-related indemnification resolution, gains / losses on divestitures or acquisitions, acquisition-related costs, and the operating results of divestitures (including businesses under sale agreements). We also evaluate growth in our Adjusted Operating Income on a constant currency basis.

•

“Adjusted EPS” (previously referred to as “Operating EPS”) which is defined as diluted EPS attributable to Mondelēz International from continuing operations excluding the impact of Spin-Off Costs, pension costs related to the obligations transferred in the Spin-Off, the 2012-2014 Restructuring Program, the Integration Program and other acquisition integration costs, the benefit from the Cadbury acquisition-related indemnification resolution, gains / losses on divestitures or acquisitions, acquisition-related costs, and net earnings from divestitures (including businesses under sale agreements), and including an interest expense adjustment related to the Spin-Off transaction. We also evaluate growth in our Adjusted EPS on a constant currency basis.

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

Organic Net Revenues

Using the definition of “Organic Net Revenues” above, the only adjustments made to “net revenues” (the most comparable U.S. GAAP financial measure) were to exclude the impact of foreign currency, divestitures, an acquisition and the accounting calendar change. We believe that Organic Net Revenues better reflects the underlying growth from the ongoing activities of our business and provides improved comparability of results.

	For the Three Months Ended September 30,
	2013	2012	$ Change	% Change
	(in millions)

Organic Net Revenues	$8,660	$8,228	$432	5.3%
Impact of foreign currency	(230)	–	(230)	(2.8	)pp
Impact of divestitures	–	98	(98)	(1.2	)pp
Impact of acquisition	23	–	23	0.2	pp
Impact of accounting calendar change	19	–	19	0.3	pp

Net revenues	$8,472	$8,326	$146	1.8%

	For the Nine Months Ended September 30,
	2013	2012	$ Change	% Change
	(in millions)

Organic Net Revenues	$26,303	$25,223	$1,080	4.3%
Impact of foreign currency	(590)	–	(590)	(2.3	)pp
Impact of divestitures	20	297	(277)	(1.2	)pp
Impact of acquisition	59	–	59	0.2	pp
Impact of accounting calendar change	19	–	19	0.1	pp

Net revenues	$25,811	$25,520	$291	1.1%

Adjusted Operating Income

Using the definition of “Adjusted Operating Income” above, the only adjustments made to “operating income” (the most comparable U.S. GAAP financial measure) for the three and nine months ended September 30, 2013 were to exclude Spin-Off Costs, pension costs related to obligations transferred in the Spin-Off, 2012-2014 Restructuring Program costs, Integration Program and other acquisition integration costs, the benefit from the Cadbury acquisition-related indemnification resolution, gains on acquisition and divestitures, acquisition-related costs and operating income from divestitures. We also evaluate Adjusted Operating Income on a constant currency basis. We believe that Adjusted Operating Income provides improved comparability of operating results.

	For the Three Months Ended September 30,
	2013	2012	$ Change	% Change
	(in millions)

Adjusted Operating Income (constant currency)	$1,074	$1,066	$8	0.8%
Impact of foreign currency	(40)	–	(40)	(3.8	)pp

Adjusted Operating Income	$1,034	$1,066	$(32)	(3.0)%
Spin-Off costs	(9)	(226)	217	22.1	pp
Spin-Off pension expense adjustment(1)	–	(22)	22	2.3	pp
2012-2014 Restructuring Program	(63)	(18)	(45)	(4.3	)pp
Integration Program and other acquisition integration costs	(36)	14	(50)	(4.5	)pp
Benefit from indemnification resolution	336	–	336	40.1	pp
Operating income from divestitures	–	24	(24)	(2.1	)pp

Operating income	$1,262	$838	$424	50.6%

	For the Nine Months Ended September 30,
	2013	2012	$ Change	% Change
	(in millions)

Adjusted Operating Income (constant currency)	$3,057	$3,193	$(136)	(4.3)%
Impact of foreign currency	(146)	–	(146)	(4.5	)pp

Adjusted Operating Income	$2,911	$3,193	$(282)	(8.8)%
Spin-Off costs	(33)	(365)	332	10.4	pp
Spin-Off pension expense adjustment(1)	–	(68)	68	2.2	pp
2012-2014 Restructuring Program	(162)	(69)	(93)	(3.2	)pp
Integration Program and other acquisition integration costs	(110)	(64)	(46)	(1.7	)pp
Benefit from indemnification resolution	336	–	336	12.6	pp
Gains on acquisition and divestitures, net	28	–	28	0.8	pp
Acquisition-related costs	(2)	–	(2)	(0.1	)pp
Operating income from divestitures	(7)	51	(58)	(1.6	)pp

Operating income	$2,961	$2,678	$283	10.6%

(1)	Represents the estimated benefit plan expense for the three and nine months ended September 30, 2012 associated with certain benefit plan obligations transferred to Kraft Foods Group in the Spin-Off.

Adjusted EPS

Using the definition of “Adjusted EPS” above, the only adjustments made to “diluted EPS attributable to Mondelēz International from continuing operations” (the most comparable U.S. GAAP financial measure) were to exclude Spin-Off Costs, pension costs related to obligations transferred in the Spin-Off, 2012-2014 Restructuring Program costs, Integration Program and other acquisition integration costs, the benefit from the Cadbury acquisition-related indemnification resolution, gains on acquisition and divestitures, acquisition-related costs and net earnings from divestitures and including an interest expense adjustment related to the Spin-Off transaction. We also evaluate Adjusted EPS on a constant currency basis. We believe Adjusted EPS provides improved comparability of operating results.

	For the Three Months Ended September 30,
	2013	2012	$ Change	% Change

Adjusted EPS (constant currency)	$0.42	$0.36	$0.06	16.7%
Impact of foreign currency	(0.01)	–	(0.01)

Adjusted EPS	$0.41	$0.36	$0.05	13.9%
Spin-Off Costs(1)	–	(0.24)	0.24
Spin-Off pension expense adjustment(2)	–	(0.01)	0.01
Spin-Off interest expense adjustment(3)	–	(0.01)	0.01
2012-2014 Restructuring Program	(0.03)	(0.01)	(0.02)
Integration Program and other acquisition integration costs	(0.02)	–	(0.02)
Net benefit from indemnification resolution	0.21	–	0.21
Net earnings from divestitures	–	0.01	(0.01)

Diluted EPS attributable to Mondelēz International from continuing operations	$0.57	$0.10	$0.47	470.0%
Discontinued operations	–	0.26	(0.26)

Diluted EPS attributable to Mondelēz International	$0.57	$0.36	$0.21	58.3%

	For the Nine Months Ended September 30,
	2013	2012	$ Change	% Change

Adjusted EPS (constant currency)	$1.19	$1.03	$0.16	15.5%
Impact of foreign currency	(0.07)	–	(0.07)

Adjusted EPS	$1.12	$1.03	$0.09	8.7%
Spin-Off Costs(1)	(0.01)	(0.37)	0.36
Spin-Off pension expense adjustment(2)	–	(0.02)	0.02
Spin-Off interest expense adjustment(3)	–	(0.05)	0.05
2012-2014 Restructuring Program	(0.07)	(0.02)	(0.05)
Integration Program and other acquisition integration costs	(0.05)	(0.04)	(0.01)
Net benefit from indemnification resolution	0.21	–	0.21
Gains on acquisition and divestitures, net	0.04	–	0.04
Acquisition-related costs	(0.01)	–	(0.01)
Net earnings from divestitures	–	0.02	(0.02)

Diluted EPS attributable to Mondelēz International from continuing operations	$1.23	$0.55	$0.68	123.6%
Discontinued operations	–	0.85	(0.85)

Diluted EPS attributable to Mondelēz International	$1.23	$1.40	$(0.17)	(12.1)%

(1)	Spin-Off Costs include $9 million of pre-tax Spin-Off Costs in selling, general and administrative expense for the three months ended September 30, 2013 and $226 million of pre-tax Spin-Off Costs in selling, general and administrative expense and $457 million of pre-tax Spin-Off Costs in interest expense for the three months ended September 30, 2012. Spin-Off Costs include $33 million of pre-tax Spin-Off Costs in selling, general and administrative expense for the nine months ended September 30, 2013 and $365 million of pre-tax Spin-Off Costs in selling, general and administrative expense and $619 million of pre-tax Spin-Off Costs in interest expense for the nine months ended September 30, 2012.
(2)	Represents the estimated benefit plan expense for the three months ended September 30, 2012 associated with certain benefit plan obligations transferred to Kraft Foods Group in the Spin-Off.
(3)	Represents interest expense associated with the assumed reduction of $6 billion of our debt on January 1, 2012 from the utilization of funds received from Kraft Foods Group in 2012 in connection with our Spin-Off capitalization plan. Note during the year ended December 31, 2012, a portion of the $6 billion of debt was retired. As such, we adjusted interest expense during this period as if this debt had been paid on January 1, 2012 to ensure consistency of our assumption and related results.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a global operation, we use certain financial instruments to manage our foreign currency exchange rate, commodity price and interest rate risks. We monitor and manage these exposures as part of our overall risk management program. Our risk management program focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. We maintain foreign currency, commodity price and interest rate risk management policies that principally use derivative instruments to reduce significant, unanticipated earnings fluctuations that may arise from volatility in foreign currency exchange rates, commodity prices and interest rates. We also sell commodity futures to unprice future purchase commitments, and we occasionally use related futures to cross-hedge a commodity exposure. We are not a party to leveraged derivatives and, by policy, do not use financial instruments for speculative purposes. There were no significant changes in the types of derivative instruments we use to hedge our exposures since December 31, 2012. Refer to Note 9, Financial Instruments, for further information on our derivative activity during the first nine months of 2013 and the types of derivative instruments we used to hedge our exposures.

Item 4. Controls and Procedures.

a)	Evaluation of Disclosure Controls and Procedures

Management, together with our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2013.

b)	Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended September 30, 2013. We determined that there were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows the stock repurchase activity for each of the three months in the quarter ended September 30, 2013:

			Total Number of
	Total		of Shares	Approximate Dollar Value
	Number	Average	Purchased as	of Shares That May Yet
	of Shares	Price Paid	Part of Publicly	Be Purchased Under
	Purchased(1)	per Share	Announced Program (2)	the Program (2)
July 1-31, 2013	1,770,540	$29.31	1,769,253	$5,850,653,725
August 1-31, 2013	9,771,294	31.11	9,766,059	5,546,876,927
September 1-30, 2013	12,649,898	31.63	12,645,574	5,146,865,980

For the Quarter Ended September 30, 2013	24,191,732	31.25	24,180,886

(1)	The total number of shares purchased includes: (i) shares purchased pursuant to the repurchase program described in footnote 2 below; and (ii) shares tendered to us by employees who used shares to exercise options, and who used shares to pay the related taxes for grants of restricted and deferred stock that vested, totaling 1,287 shares, 5,235 shares and 4,324 shares for the fiscal months of July, August and September 2013, respectively.
(2)	On March 12, 2013, our Board of Directors authorized the repurchase of up to the lesser of 40 million shares or $1.2 billion of our Common Stock through March 12, 2016. On August 6, 2013, our Audit Committee, with authorization from the Board of Directors, increased the repurchase program capacity to $6.0 billion of Common Stock repurchases and extended the expiration date to December 31, 2016. As of September 30, 2013, we had $5.1 billion in remaining share repurchase capacity.

Item 6. Exhibits.

Exhibit Number	Description

11	Computation of Per Share Earnings.*

12	Computation of Ratios of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following materials from Mondelēz International’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Equity, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Comprehensive Earnings, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) document and entity information.

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

November 7, 2013