Form 10-K
period 2013-12-31
Mondelez International, Inc.
filed 2014-03-03
CIK 1103982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 1-16483

Mondelēz International, Inc.

(Exact name of registrant as specified in its charter)

Virginia	52-2284372
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Three Parkway North, Deerfield, Illinois	60015
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 847-943-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, no par value	The NASDAQ Global Select Market
Floating Rate Notes due 2015	New York Stock Exchange LLC
1.125% Notes due 2017	New York Stock Exchange LLC
2.375% Notes due 2021	New York Stock Exchange LLC

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of Class A Common Stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on June 30, 2013, was $51 billion. At January 31, 2014, there were 1,700,976,286 shares of the registrant’s Class A Common Stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of shareholders expected to be held on May 21, 2014 are incorporated by reference into Part III hereof.

Mondelēz International, Inc.

In this report, for all periods presented, “we,” “us,” “our,” “the Company,” and “Mondelēz International,” refer to Mondelēz International, Inc. and subsidiaries. References to “Common Stock” refer to our Class A common stock.

i

Forward-looking Statements

This report contains a number of forward-looking statements. Words, and variations of words, such as “may,” “will,” “expect,” “intend,” “plan,” “believe,” “anticipate,” “estimate,” “should,” “likely,” “outlook” and similar expressions are intended to identify our forward-looking statements, including but not limited to, statements about: our Strategy, in particular, our goal to deliver top-tier financial performance; our market-leading positions; our expansion plans; sales and earnings growth and performance of our Power Brands and key markets; snack food consumption trends; growth in our categories and emerging markets; economic growth; volatility in global markets; commodity prices and supply; currency changes; Spin-Off Costs; price volatility; the cost environment and measures to address increased costs; productivity gains; changes in laws and regulations and regulatory compliance; environmental compliance and remediation actions; relationships with employees and representatives; legal matters; Restructuring Program costs; deferred tax assets; our accounting estimates; the estimated value of goodwill and intangible assets; employee benefit plan expenses, obligations and assumptions; pension expenses, contributions and assumptions; planned efforts and outcome of remediation efforts related to income tax controls; our liquidity and funding sources; capital expenditures and funding; share repurchases; compliance with financial and long-term debt covenants; debt repayment and funding; guarantees; our aggregate contractual obligations; dividends; our financial outlook, in particular, our 2014 Organic Net Revenue growth, Adjusted Operating Income growth, Adjusted Operating Income margin and Adjusted EPS; and our risk management program, including the use of financial instruments for hedging activities.

These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control, and the cautionary statements contained in the “Risk Factors” found in this Annual Report on Form 10-K identify important factors that could cause our actual results to differ materially from those in our forward-looking statements. Such factors include, but are not limited to, risks from operating globally and in emerging markets, continued consumer weakness, continued weakness in economic conditions, continued volatility of commodity and other input costs, pricing actions, increased competition, protection of our reputation and brand image, consolidation of retail customers, changes in our supplier or customer base, our ability to innovate and differentiate our products, increased costs of sales, regulatory or legal changes, claims or actions, perceived or actual product quality issues or product recalls, unanticipated disruptions to our business, a shift in our product mix to lower margin offerings, private label brands, strategic transactions, currency exchange rate fluctuations, use of information technology, volatility of capital or other markets, pension costs, our workforce, our ability to protect our intellectual property and intangible assets, a shift in our pre-tax income between the U.S. and/or other jurisdictions and tax law changes. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this report, except as required by applicable law or regulation.

PART  I

Item 1. Business.

General

We are one of the world’s largest snack companies with global net revenues of $35.3 billion and earnings from continuing operations of $2.3 billion in 2013. On October 1, 2012, following the spin-off of our North American grocery operations to our shareholders, we changed our name from Kraft Foods Inc. to Mondelēz International, Inc. to reflect our new standalone global snack food and beverage business and our vision to create a more delicious world in which to live.

We manufacture and market delicious food and beverage products for consumers in approximately 165 countries around the world. Our portfolio includes nine billion dollar brands—Oreo, Nabisco and LU biscuits; Milka, Cadbury Dairy Milk and Cadbury chocolates; Trident gum; Jacobs coffee and Tang powdered beverage. Our portfolio of snack foods and refreshments also includes 53 brands that each generated annual revenues of $100 million or more in 2013.

We are proud members of the NASDAQ 100 and Standard & Poor’s 500. Our Common Stock trades on The NASDAQ Global Select Market under the symbol “MDLZ.” We have been incorporated in the Commonwealth of Virginia since 2000.

We have also been recognized for our ongoing economic, environmental and social contributions and this year were listed again on the Dow Jones Sustainability Index (“DJSI”) – World and North American Indices. The DJSI selects the top 10% of global companies and top 20% of North American companies based on an extensive review of financial and sustainability programs within each industry. We also participate in the Carbon Disclosure Project Climate and Water forums and continue to disclose and work to reduce our carbon and water footprints. We are honored and committed to continue this and other related work in the areas of sustainable resources and agriculture, mindful snacking, community partnerships and safety of our products and people. Please see www.mondelezinternational.com/well-being for more information.

Strategy

We intend to leverage our core strengths, including market leadership positions and a significant global presence, to achieve two primary goals: deliver top-tier financial performance and be a great place to work. We plan to achieve these goals by executing five strategies:

•	Unleash the Power of Our People. We recognize the importance of our people living our shared vision and delivering on our shared goals with joy, commitment and integrity. With our employees, we are creating collaborative, creative, learning communities to share ideas and execute plans more efficiently and effectively.

•	Transform Snacking. Our global Power Brands are the heart of our competitive advantage. Our Power Brands include global brands such as Oreo and LU biscuits, Cadbury Dairy Milk and Milka chocolate, Halls candy, Jacobs coffee, Tang powdered beverages and Trident gum, as well as several regional brands such as Ritz and Wheat Thins biscuits, Lacta and Cote D’Or chocolate and Tassimo coffee. Our Power Brands and our entire portfolio of brands enable us to fulfill consumers’ needs with a full range of snacking choices that fuel the body, treat the spirit and boost the mind. Our global innovation platforms, such as those that help consumers “sustain energy” or “satisfy hunger,” also allow us to quickly adapt successful products from one market to many others. By meeting the needs of consumers through innovation of our portfolio of products, we expect to grow and maintain our market-leading positions.

•	Revolutionize Selling. As part of our focus on the opportunity to win in emerging markets, we have heavily invested in our routes to market and sales capabilities around the globe. We plan to expand and further develop best-in-class sales and distribution capabilities across our key markets both in emerging and developed markets.

•	Drive Efficiency to Fuel Growth. We drive growth by managing our business through a virtuous cycle to deliver great quality at advantaged costs. To drive sales and earnings growth, we focus on our Power Brands and key markets and we work to expand margins through overhead discipline and leveraging lean and simple cost management programs within our integrated supply chain. We then reinvest savings to pursue additional targeted growth opportunities within our portfolio. This past year, we launched our supply chain reinvention initiatives and are working to deliver $3 billion in gross productivity gains and $1 billion of incremental free cash flow over 2014 to 2016 to invest back into growth opportunities.

•	Protect the Well-being of Our Planet. We are committed to growing our business while protecting our planet and its people. To accomplish this, we focus on delivering safe, high-quality foods and ensuring a safe work environment for our employees. We also create foods that fit the way people eat today and provide balanced snacking choices by inventing new solutions and improving our nutritional profile. We protect our resources, focusing on where we can have the greatest impact. We empower farming communities to deliver innovative solutions throughout our ingredient supply chain. We drive resource efficiency and design sustainability into our operations to minimize the impact we have on the planet.

Reportable Segments

Effective January 1, 2013, we reorganized our operations and management into five reportable operating segments:

•	Latin America (formerly in our Developing Markets segment)
•	Asia Pacific (formerly in our Developing Markets segment)
•	Eastern Europe, Middle East & Africa (“EEMEA”) (formerly in our Developing Markets segment)
•	Europe (now including certain European operations previously managed within the EEMEA segment)
•	North America

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

We use segment operating income to evaluate segment performance and to allocate resources. We believe this measure is most relevant to investors in order to analyze segment results and trends. As further discussed in Note 17, Segment Reporting, to the consolidated financial statements, segment operating income excludes unrealized gains and losses on hedging activities (which are a component of cost of sales), general corporate expenses (which are a component of selling, general and administrative expenses), amortization of intangibles, the benefit from the Cadbury acquisition-related indemnification resolution (which is a component of selling, general and administrative expenses), gains and losses on divestitures and acquisitions and acquisition-related costs (which are a component of selling, general and administrative expenses) in all periods presented.

During the last three fiscal years, our segments contributed to segment operating income as reflected below. See Note 17, Segment Reporting, for additional information, including total assets and net revenues by segment.

	For the Years Ended December 31,
	2013	2012	2011

Latin America	14.1%	17.2%	17.9%
Asia Pacific	12.6%	14.7%	16.1%
EEMEA	9.4%	11.3%	10.2%
Europe	42.0%	39.4%	37.3%
North America	21.9%	17.4%	18.5%

Total Segment Operating Income	100.0%	100.0%	100.0%

Our brands span five consumer sectors:

•	Biscuits (including cookies, crackers and salted snacks)
•	Chocolate
•	Gum & Candy
•	Beverages
•	Cheese & Grocery

During 2013, our reportable segments contributed to our net revenues in these five consumer sectors as follows:

	Percentage of 2013 Net Revenues by Consumer Sector
			Gum &		Cheese &
Segment	Biscuits	Chocolate	Candy	Beverages	Grocery	Total

Latin America	3.6%	3.2%	3.9%	2.6%	1.9%	15.2%
Asia Pacific	3.7%	4.6%	2.4%	1.3%	2.0%	14.0%
EEMEA	1.9%	3.3%	1.9%	3.2%	0.8%	11.1%
Europe	8.5%	15.3%	2.7%	9.5%	3.9%	39.9%
North America	15.3%	0.9%	3.4%	–	0.2%	19.8%

Consumer Sector Percentage Total	33.0%	27.3%	14.3%	16.6%	8.8%	100.0%

Within the consumer sectors, the classes of products that contributed 10% or more to consolidated net revenues were:

	For the Years Ended December 31,
	2013	2012	2011

Biscuits (cookies and crackers)	28%	27%	26%
Chocolate	27%	27%	27%
Gum & Candy	14%	15%	16%
Coffee	11%	11%	12%

Significant Divestitures and Acquisitions

Spin-Off of Kraft Foods Group:

On October 1, 2012 (the “Distribution Date”), we completed the spin-off of our North American grocery business, Kraft Foods Group, Inc. (“Kraft Foods Group”), to our shareholders (the “Spin-Off”). Along with our other food and beverage categories, we also retained our global snacks business. On October 1, 2012, each of our shareholders of record as of the close of business on September 19, 2012 (“the Record Date”) received one share of Kraft Foods Group common stock for every three shares of our Common Stock held as of the Record Date. The distribution was structured to be tax free to our U.S. shareholders for U.S. federal income tax purposes.

Kraft Foods Group became an independent public company on October 1, 2012, and following the Spin-Off, we do not beneficially own any shares of Kraft Foods Group common stock.

The divested Kraft Foods Group business is presented as a discontinued operation on the consolidated statements of earnings for all periods presented. The Kraft Foods Group other comprehensive earnings, changes in equity and cash flows are included within our consolidated statements of comprehensive earnings, equity and cash flows through October 1, 2012.

In order to implement the Spin-Off, we entered into certain agreements with Kraft Foods Group to effect our legal and structural separation, govern the relationship between us, and allocate various assets, liabilities and obligations between us, including, among other things, employee benefits, intellectual property and tax-related assets and liabilities (see Note 15, Income Taxes, for additional information on the current and deferred tax assets and liabilities transferred or retained in the Spin-Off). In addition to executing the Spin-Off in the manner provided in the agreements, in November 2012, pursuant to these agreements, we paid Kraft Foods Group $163 million related to targeted cash flows (together with the $247 million of cash divested on the Distribution Date, totaling $410 million of cash transferred to Kraft Foods Group in connection with the Spin-Off). To facilitate the management, including final payment and resolution, of certain obligations, Kraft Foods Group retained certain of our North American net trade payables and receivables. We also retained approximately $140 million of workers’ compensation liabilities for claims incurred by Kraft Foods Group employees prior to the Spin-Off. In November 2012, we paid Kraft Foods Group $95 million to cash settle the net trade payables and receivables. In March 2013, we collected $55 million from Kraft Foods Group related to the cash settlement of stock awards held by our respective employees at the time of the Spin-Off as further described in Note 11, Stock Plans, to the consolidated financial statements.

In December 2013, a dispute over a license and supply agreement between Starbucks Coffee Company (“Starbucks”) and Kraft Foods Group was resolved when an independent arbitrator issued a decision and Final Award that resulted in Starbucks paying $2.8 billion for its unilateral termination of the agreement. The dispute arose within the Kraft Foods Group discontinued operation and was directed to Mondelēz International as part of the Spin-Off recapitalization plans. The net $1.6 billion after-tax gain on the resolution of the arbitration was recorded in earnings from discontinued operations in the fourth quarter of 2013. See Item 3, Legal Proceedings, and Notes 2, Divestitures and Acquisition, and 12, Commitments and Contingencies, for additional information.

Our results from continuing operations include one-time Spin-Off transaction, transition and financing and related costs (“Spin-Off Costs”) we have incurred to date. We recorded Spin-Off Costs of $62 million in 2013, $1,053 million in 2012 and $46 million in 2011. We expect to incur approximately $30 million of remaining Spin-Off Costs in 2014 related primarily to customer service and logistics, information systems and processes, as well as legal costs associated with revising intellectual property and other long-term agreements. See Note 2, Divestitures and Acquisition, to the consolidated financial statements, for additional information on the Spin-Off.

Customers

No single customer accounted for 10% or more of our net revenues from continuing operations in 2013. Our five largest customers accounted for 15.0% and our ten largest customers accounted for 21.6% of net revenues from continuing operations in 2013.

Seasonality

Demand for our products is generally balanced over the first three quarters of the year and increases in the fourth quarter primarily because of holidays and other seasonal changes.

Competition

We face competition in all aspects of our business. Competitors include large national and international companies and numerous local and regional companies. Some competitors have different profit objectives than we do, and some international competitors are less susceptible to currency exchange rate fluctuations. We compete primarily on the basis of product quality, brand recognition, brand loyalty, service, marketing, advertising and price. Improving our market position or introducing a new product requires substantial research, development, advertising and promotional expenditures.

Distribution and Marketing

Across our segments, we generally sell our products to supermarket chains, wholesalers, supercenters, club stores, mass merchandisers, distributors, convenience stores, gasoline stations, drug stores, value stores and other retail food outlets. We distribute our products through direct store delivery, company-owned and satellite warehouses, distribution centers and other facilities. We also use the services of independent sales offices and agents in some of our international locations.

We conduct our marketing efforts through three principal sets of activities: (i) consumer marketing in on-air, print, outdoor, digital and social media; (ii) consumer incentives such as coupons and contests; and (iii) trade promotions to support price features, displays and other merchandising of our products by our customers.

Raw Materials and Packaging

We purchase and use large quantities of commodities, including sugar and other sweeteners, coffee, cocoa, wheat, corn products, soybean and vegetable oils and dairy. In addition, we purchase and use significant quantities of packaging materials to package our products and natural gas, fuels and electricity for our factories and warehouses. We regularly monitor worldwide supply and cost trends of these commodities so we can cost-effectively secure ingredients and packaging required for production.

Significant cost items in biscuits, chocolate, gum, candy and many powdered beverage products are sugar and cocoa. We purchase sugar and cocoa on world markets, and the quality and availability of supply and changes in foreign currencies affect the prices of these commodities. Cocoa bean and cocoa butter costs rose significantly in the second half of 2013 due to growing demand for chocolate combined with the threat of reduced supply because of poor weather conditions in some of the major cocoa producing countries. Significant cost items in our biscuit products are grains (primarily wheat, corn and soybean oil). In recent years, grain costs have been affected largely by the burgeoning global demand for food, livestock feed and biofuels such as ethanol and biodiesel, as well as other factors such as weather. The most significant cost item in coffee products is green coffee beans, which we purchase on world markets as well as from local grower cooperatives. Green coffee bean prices are affected by the quality and availability of supply, changes in the value of the U.S. dollar in relation to other currencies and consumer demand for coffee products. In 2013, coffee bean costs fell dramatically primarily due to increased supply and bumper crops in a few of the major coffee producing countries such as Brazil. Significant cost items in packaging include cardboards, resins and plastics, and our energy costs include natural gas, electricity and diesel fuel. We purchase these packaging and energy commodities on world markets and within the countries where we operate. Supply and changes in foreign currencies affect the prices of these commodities.

During 2013, the primary drivers of the increase in our aggregate commodity costs were increased dairy, packaging, grains and oils and local raw material costs as well as higher foreign exchange costs on our commodity purchases. These costs were partially offset by lower coffee bean costs in 2013. We generally price to protect gross profit dollars. We address higher commodity costs and currency impacts primarily through higher pricing, hedging, and manufacturing and overhead cost control. In particular for the coffee category, we adjust our prices and pass through changes in green coffee costs, which affect our net revenues but generally do not affect our bottom-line profitability over time. Our pricing actions may lag commodity cost changes temporarily as competitive or market conditions, planned trade or promotional incentives, or other factors could affect the timing of pricing decisions. We expect price volatility and a slightly higher aggregate cost environment to continue over the remainder of 2014.

A number of external factors such as weather conditions, commodity market conditions, currency fluctuations and the effects of governmental agricultural programs affect the cost of raw materials and agricultural materials used in our products. We also use hedging techniques to limit the impact of fluctuations in the cost of our principal raw materials. However, we do not fully hedge against changes in commodity costs and our hedging strategies may not protect us from increases in specific raw material costs. While the costs of our principal raw materials fluctuate, we believe there will continue to be an adequate supply of the raw materials we use and that they will generally remain available from numerous sources. However, any significant constraints in the supply of key commodities may limit our ability to grow our net revenues for a period of time.

Intellectual Property

Our intellectual property rights (including trademarks, patents, copyrights, registered designs, proprietary trade secrets, technology and know-how) are material to our business.

We own numerous trademarks and patents in countries around the world. Depending on the country, trademarks remain valid for as long as they are in use or their registration status is maintained. Trademark registrations generally are for renewable, fixed terms. We also have patents for a number of current and potential products. Our patents cover inventions ranging from basic packaging techniques to processes relating to specific products and to the products themselves. Our issued patents extend for varying periods according to the date of patent application filing or grant and the legal term of patents in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage as determined by the patent office or courts in the country, and the availability of legal remedies in the country. While our patent portfolio is material to our business, the loss of one patent or a group of related patents would not have a material adverse effect on our business.

From time to time, we grant third parties licenses to use one or more of our trademarks in connection with the manufacture, sale or distribution of third party products. Similarly, we sell some products under brands we license from third parties. In our agreement with Kraft Foods Group, we each granted the other party various licenses to use certain of our and their respective intellectual property rights in named jurisdictions following the Spin-Off.

Research and Development

We pursue four objectives in research and development: product safety and quality, growth through new products, superior consumer satisfaction and reduced costs. At December 31, 2013, we had approximately 2,750 food scientists, chemists and engineers working primarily in 11 key technology centers: East Hanover, New Jersey; Whippany, New Jersey; Banbury, United Kingdom; Bournville, United Kingdom; Curitiba, Brazil; Paris, France; Melbourne, Australia; Mexico City, Mexico; Munich, Germany; Reading, United Kingdom and Suzhou, China. Many of our technology centers are equipped with pilot plants and state-of-the-art instruments. Our research and development expense was $471 million in 2013, $462 million in 2012 and $511 million in 2011.

Regulation

Our food products and packaging materials are subject to local, national and multi-national regulations comprising labeling, packaging, food ingredients, pricing, marketing and advertising, privacy and related areas. In addition, various jurisdictions regulate our operations by licensing our manufacturing plants, enforcing standards for selected food products, grading food products, inspecting manufacturing plants and warehouses and regulating trade practices related to the sale of and imposing their own labeling requirements on our food products. Many of the food commodities we use in our operations are subject to government agricultural policy and intervention. These policies have substantial effects on prices and supplies and are subject to periodic governmental and administrative review.

Throughout the countries in which we do business, regulators are continually adopting new laws and implementing new regulations that affect our business and operations, such as the European Commission’s EU Health Claim Regulation, effective December 14, 2012, that limits the number of health claims that may be made by food companies about their products and a major reform of the EU legal framework related to the protection of personal data, and in the U.S., the Food Safety Modernization Act that provides additional food safety authority to the FDA. We will continue to monitor developments of those new laws and regulations. At this time, we do not expect the cost of complying with these new laws and regulations will be material.

Environmental Regulation

Throughout the countries in which we do business, we are subject to local, national and multi-national environmental laws and regulations relating to the protection of the environment. We have programs across our business units designed to meet applicable environmental compliance requirements.

In the United States, the laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). CERCLA imposes joint and severable liability on each potentially responsible party. As of December 31, 2013, our subsidiaries were involved in one active proceeding in the U.S. under a state equivalent of CERCLA related to our current operations. As of December 31, 2013, we accrued an immaterial amount for environmental remediation. Based on information currently available, we believe that the ultimate resolution of the existing environmental remediation and our compliance with environmental laws and regulations will not have a material effect on our financial results.

Employees

We employed approximately 107,000 people worldwide at December 31, 2013 and approximately 110,000 as of December 31, 2012. Our business units are subject to various local, national and multi-national laws and regulations relating to their relationships with their employees. In accordance with European Union requirements, we also have established a European Workers Council composed of management and elected members of our workforce. Employees represented by labor unions or workers’ councils represent approximately 64% of our 94,000 employees outside the U.S. and approximately 31% of our 13,000 U.S. employees. Most of these workers are represented under contracts which expire at various times throughout the next several years. We believe we generally have good relationships with employees and their representative organizations.

Foreign Operations

We sell our products to consumers in approximately 165 countries. At December 31, 2013, we had operations in more than 80 countries and made our products at 171 manufacturing and processing facilities in 58 countries. We generated 83.1% of our 2013 net revenues, 82.9% of our 2012 net revenues and 83.7% of our 2011 net revenues from continuing operations outside the U.S. Refer to Note 17, Segment Reporting, for additional information on our foreign operations. Also, for a discussion of risks attendant to our foreign operations, see “Risk Factors” in Item 1A.

Executive Officers of the Registrant

The following are our executive officers as of March 3, 2014:

Name	Age	Title

Irene B. Rosenfeld	60	Chairman and Chief Executive Officer
David A. Brearton	53	Executive Vice President and Chief Financial Officer
Gustavo H. Abelenda	53	Executive Vice President and President, Latin America
Tracey Belcourt	47	Executive Vice President, Strategy
Mark A. Clouse	45	Executive Vice President and President, North America
Timothy P. Cofer	45	Executive Vice President and President, Asia Pacific and EEMEA
James Kehoe	51	Senior Vice President, Operating Excellence
Karen J. May	55	Executive Vice President, Human Resources
Daniel P. Myers	58	Executive Vice President, Integrated Supply Chain
Gerhard W. Pleuhs	57	Executive Vice President and General Counsel
Jean E. Spence	56	Executive Vice President, Research, Development and Quality
Hubert Weber	51	Executive Vice President and President, Europe
Mary Beth West	51	Executive Vice President and Chief Category and Marketing Officer

Ms. Rosenfeld became Chief Executive Officer and Director in June 2006 and became Chairman of the Board in March 2007. Prior to that, she served as Chairman and Chief Executive Officer of Frito-Lay, a division of PepsiCo, Inc., a food and beverage company, from September 2004 to June 2006. Ms. Rosenfeld was employed continuously by Mondelēz International and its predecessor, General Foods Corporation, in various capacities from 1981 until 2003, including President of Kraft Foods North America and President of Operations, Technology, Information Systems and Kraft Foods, Canada, Mexico and Puerto Rico.

Mr. Brearton became Executive Vice President and Chief Financial Officer in May 2011. Prior to that, he served as Executive Vice President, Operations and Business Services from January 2008 to May 2011, Executive Vice President, Global Business Services and Strategy from April 2006 to December 2007 and Senior Vice President of Business

Process Simplification and Corporate Controller from February 2005 to April 2006. He previously served as Senior Vice President, Finance for Kraft Foods International. Mr. Brearton joined Mondelēz International in 1984.

Mr. Abelenda became Executive Vice President and President, Latin America in January 2013. Prior to that, he served as Group Vice President and President, Latin America from August 2003 to December 2012, Vice President and Managing Director, Brazil, from October 2000 to August 2003, Food Vice President, Mercosur Area from April 1998 to October 2000 and General Manager of Brazilian Beverages and Sugar Confectionery Business from February 1997 to April 1998. Mr. Abelenda joined Mondelēz International in 1984.

Ms. Belcourt became Executive Vice President, Strategy in October 2012. She joined Mondelēz International in September 2012. Prior to that, she was a partner of Bain & Company, a management consulting firm, from September 1999 to August 2012, where she specialized in the design and implementation of growth strategies to improve business performance across a variety of consumer industries. Ms. Belcourt was an assistant professor of economics at Concordia University in Montreal from 1994 to 1999 and served as an economic consultant to the U.S. Agency for International Development in Africa in 1999 during her professorship. Ms. Belcourt also serves on the Board of Directors of FTD Companies, Inc., a floral and gifting provider.

Mr. Clouse became Executive Vice President and President, North America in October 2012. Prior to that, he served as President of the Snacks and Confectionery business in North America from June 2011 to October 2012 and Senior Vice President of the Biscuits Global Category Team from October 2010 to June 2011. He was Managing Director of Kraft Foods Brazil from January 2008 to September 2010 and President of Kraft Foods Greater China from January 2006 to January 2008. Prior to that, Mr. Clouse held various positions of increasing responsibility around the world. Before joining Mondelēz International in 1996, Mr. Clouse served in the United States Army for seven years, obtaining the rank of Captain.

Mr. Cofer became Executive Vice President and President, Asia Pacific and Eastern Europe, Middle East and Africa in September 2013. Prior to that, he served as Executive Vice President and President, Europe, from August 2011 until September 2013, Senior Vice President, Global Chocolate Category from June 2010 to August 2011, Senior Vice President, Strategy and Integration from January 2010 to June 2010, President of Pizza from January 2008 to January 2010, Senior Vice President and General Manager of Oscar Mayer from January 2007 to January 2008 and Vice President and General Manager of EU Chocolate from June 2003 to January 2007. Mr. Cofer joined Mondelēz International in 1992.

Mr. Kehoe became Senior Vice President, Operating Excellence in November 2013. Prior to that, he served as Senior Vice President, Corporate Finance at Kraft Foods Group, Inc., the North American food and beverage company spun-off from Mondelēz International, from October 2012 until October 2013. Mr. Kehoe was employed continuously by Mondelēz International in various capacities from 1988 until 2012, including as Senior Vice President Finance for North America from November 2010 to September 2012, Senior Vice President Finance & Information Services for Europe from December 2005 to October 2010, Vice President Finance of Central Europe Region from January 2005 to November 2005 and Vice President Corporate Planning and Analysis from April 2002 to December 2004.

Ms. May became Executive Vice President, Global Human Resources in October 2005. Prior to that, she was Corporate Vice President, Human Resources, for Baxter International Inc., a healthcare company, from February 2001 to September 2005. Ms. May also serves on the Board of Directors of MB Financial Inc., a financial services provider.

Mr. Myers is Executive Vice President, Integrated Supply Chain, a position he has held since he joined Mondelēz International in September 2011. Prior to that, he worked for Procter & Gamble, a consumer products company, for 33 years in a variety of leadership positions, most recently serving as Vice President, Product Supply for P&G’s Global Hair Care business from September 2007 to August 2011.

Mr. Pleuhs became Executive Vice President and General Counsel in April 2012. Prior to that, he was Senior Vice President & Deputy General Counsel, Business Units from November 2007 to March 2012 and Senior Vice President and Deputy General Counsel, International for Kraft Foods Global, Inc. from July 2004 to November 2007. Before joining Mondelēz International in 1990, Mr. Pleuhs held a number of senior positions within the German Law Department of Jacobs Kaffee Deutschland GmbH, an international beverage and confectionery company, prior to and after its acquisition by Altria Group, the former parent company of Mondelēz International. Mr. Pleuhs has a law degree from the University of Kiel, Germany and is licensed to practice law in Germany.

Ms. Spence became Executive Vice President, Research, Development and Quality in January 2004. Prior to that, she served as Senior Vice President, Research and Development for Kraft Foods North America from August 2003 to January 2004 and Senior Vice President of Worldwide Quality, Scientific Affairs and Compliance for Kraft Foods North America from November 2001 to August 2003. She joined Mondelēz International in 1981. Ms. Spence also serves on the Supervisory Board of GEA Group AG.

Mr. Weber became Executive Vice President and President, Europe in September 2013. Prior to that, he served as President of the European and Global Coffee category from September 2010 until September 2013, President of the DACH region (Germany, Austria and Switzerland) from February 2009 to August 2010, Managing Director, Spain from August 2007 to January 2009, Vice President of Global Tassimo Venture Team from July 2004 to July 2007 and Senior Director, International Sales, Kraft Foods International from January 2000 to June 2004. Mr. Weber joined Mondelēz International in 1988.

Ms. West became Executive Vice President and Chief Category and Marketing Officer in August 2010. Prior to that, she served as Executive Vice President and Chief Marketing Officer from October 2007 to July 2010, Group Vice President and President U.S. Beverages from April 2006 to October 2007 and Group Vice President and President of U.S. Grocery from November 2004 to April 2006. Ms. West joined Mondelēz International in 1986. Ms. West also serves on the Board of Directors of J.C. Penney Company, Inc.

Ethics and Governance

We adopted the Mondelēz International Code of Conduct, which qualifies as a code of ethics under Item 406 of Regulation S-K. The code applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Our code of ethics is available free of charge on our Web site at www.mondelezinternational.com and will be provided free of charge to any shareholder submitting a written request to: Corporate Secretary, Mondelēz International, Inc., Three Parkway North, Deerfield, IL 60015. We will disclose any waiver we grant to an executive officer or director under our code of ethics, or certain amendments to the code of ethics, on our Web site at www.mondelezinternational.com.

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

Item 1A. Risk Factors.

You should read the following risk factors carefully when evaluating our business and the forward-looking information contained in this Annual Report on Form 10-K. Any of the following risks could materially and adversely affect our business, operating results, financial condition and the actual outcome of matters described in this Annual Report on Form 10-K. While we believe we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our business, performance or financial condition in the future.

We operate in a highly competitive industry.

The food and snacking industry is highly competitive. Our principal competitors are major international food, snack and beverage companies that, like us, operate in multiple geographic areas. We compete based on price, product innovation, product quality, brand recognition and loyalty, effectiveness of sales and marketing, routes to market and distribution networks, promotional activity and the ability to identify and satisfy consumer preferences.

Competitor and customer pressures may require that we reduce our prices. These pressures may also restrict our ability to increase prices in response to commodity and other cost increases. The emergence of new distribution channels, such as Internet sales directly to consumers, may affect customer and consumer preferences. We may also need to increase or reallocate spending on marketing, advertising and new product innovation to protect or increase market share. These expenditures are subject to risks, including uncertainties about trade and consumer acceptance of our efforts. If we reduce prices or our costs increase, but we cannot increase sales volumes to offset those changes, then our financial condition and results of operations will suffer.

Maintaining, extending and expanding our reputation and brand image is essential to our business success.

We have many iconic brands with worldwide recognition. Our success depends on our ability to maintain brand image for our existing products, extend our brands into new geographies and to new distribution platforms, including online, and expand our brand image with new product offerings.

We seek to maintain, extend and expand our brand image through marketing investments, including advertising and consumer promotions, and product innovation. Continuing global focus on health and wellness, including weight management, and increasing media attention to the role of food marketing could adversely affect our brand image. It could also lead to stricter regulations and more focus on food and snacking marketing practices. Increased legal or regulatory restrictions on our advertising, consumer promotions and marketing, or our response to those restrictions, could limit our efforts to maintain, extend and expand our brands. Moreover, adverse publicity about regulatory or legal action against us or environmental and human rights risks in our supply chain could damage our reputation and brand image, undermine our customers’ confidence and reduce long-term demand for our products, even if the regulatory or legal action is unfounded or these matters are immaterial to our operations.

In addition, our success in maintaining, extending and expanding our brand image depends on our ability to adapt to a rapidly changing media environment, including our increasing reliance on social media and online dissemination of advertising campaigns. We are subject to a variety of legal and regulatory restrictions on how and to whom we market our products (for instance, marketing to children). These restrictions may limit our ability to maintain, extend and expand our brand image, particularly as social media and the communications environment continue to evolve. Negative posts or comments about us on social networking web sites (whether factual or not) could seriously damage our reputation and brand image across the various regions in which we operate. If we do not maintain, extend and expand our reputation and brand image, then our product sales, financial condition and results of operations could be materially and adversely affected.

We are subject to risks generally associated with companies that operate globally.

We are a global company and generated 83.1% of our 2013 net revenues, 82.9% of our 2012 net revenues and 83.7% of our 2011 net revenues outside the United States. We manufacture and market our products in approximately 165 countries and have operations in more than 80 countries, so we are subject to risks inherent in multinational operations. Those risks include:

•	compliance with U.S. laws affecting operations outside of the United States, such as the Foreign Corrupt Practices Act (“FCPA”),
•	compliance with antitrust and competition laws, data privacy laws, and a variety of other local, national and multi-national regulations and laws in multiple regimes,
•	changes in tax laws, interpretation of tax laws and tax audit outcomes,
•	fluctuations in currency values, especially in emerging markets,
•	changes in capital controls, including currency exchange controls such as the devaluation in Venezuela in 2013,
•	discriminatory or conflicting fiscal policies,
•	increased sovereign risk, such as default by or deterioration in the credit worthiness of local governments,
•	varying abilities to enforce intellectual property and contractual rights,

•	greater risk of uncollectible accounts and longer collection cycles,
•	design and implementation of effective control environment processes across our diverse operations and employee base, and
•	imposition of more or new tariffs, quotas, trade barriers, and similar restrictions on our sales or regulations, taxes or policies that might negatively affect our sales.

In addition, political and economic changes or volatility, geopolitical regional conflicts, terrorist activity, political unrest, civil strife, acts of war, public corruption, expropriation and other economic or political uncertainties could interrupt and negatively affect our business operations or customer demand. We could also be adversely impacted by continued instability in the banking and governmental sectors of certain countries in the European Union or the dynamics associated with the federal and state debt and budget challenges in the United States. All of these factors could result in increased costs or decreased revenues, and could materially and adversely affect our product sales, financial condition and results of operations.

Our operations in certain emerging markets expose us to political, economic and regulatory risks.

Our growth strategy depends in part on our ability to expand our operations in emerging markets, including Brazil, China, India, Mexico, Russia, Venezuela, Argentina, Ukraine, the Middle East and Africa, and Southeast Asia. However, some emerging markets have greater political, economic and currency volatility and greater vulnerability to infrastructure and labor disruptions than more established markets. In many countries outside of the United States, particularly those with emerging economies, it may be common for others to engage in business practices prohibited by laws and regulations with extraterritorial reach, such as the FCPA and the U.K. Bribery Act, or local anti-bribery laws. These laws generally prohibit companies and their employees, contractors or agents from making improper payments to government officials, including in connection with obtaining permits or engaging in other actions necessary to do business. Failure to comply with these laws could subject us to civil and criminal penalties that could materially and adversely affect our reputation, financial condition and results of operations.

In addition, competition in emerging markets is increasing as our competitors grow their global operations and low cost local manufacturers expand and improve their production capacities. Our success in emerging markets is critical to our growth strategy. If we cannot successfully increase our business in emerging markets and manage associated political, economic and currency volatility, our product sales, financial condition and results of operations could be materially and adversely affected.

The consolidation of retail customers creates larger retailers with increased influence in the marketplace.

Retail customers, such as supermarkets, warehouse clubs and food distributors in the European Union, the United States and our other major markets, continue to consolidate, resulting in fewer customers on which we can rely for business. Consolidation also produces larger, more sophisticated retail customers that can resist price increases and demand lower pricing, increased promotional programs or specifically tailored products. In addition, larger retailers have the scale to develop supply chains that permit them to operate with reduced inventories or to develop and market their own retailer brands. Further retail consolidation and increasing retail power could materially and adversely affect our product sales, financial condition and results of operations.

Retail consolidation also increases the risk that adverse changes in our customers’ business operations or financial performance will have a corresponding material adverse effect on us. For example, if our customers cannot access sufficient funds or financing, then they may delay, decrease or cancel purchases of our products, or delay or fail to pay us for previous purchases, which could materially and adversely affect our product sales, financial condition and results of operations.

Changes in our relationships with significant customers or suppliers could adversely affect sales and our ability to supply products to our customers.

During 2013, our five largest customers accounted for 15.0% of our net revenues. There can be no assurance that our customers will continue to purchase our products in the same mix or quantities or on the same terms as in the past, particularly as increasingly powerful retailers continue to demand lower pricing and develop their own brands. The loss of a significant customer or a material reduction in sales, or a change in the mix of products we sell to a significant customer, could materially and adversely affect our product sales, financial condition and results of operations.

Additionally, disputes with significant suppliers, including those related to pricing or performance, could adversely affect our ability to supply products to our customers and could materially and adversely affect our product sales, financial condition and results of operations.

Commodity and other input prices are volatile and may rise significantly or availability of commodities may become constrained.

We purchase and use large quantities of commodities, including sugar and other sweeteners, coffee, cocoa, wheat, corn products, soybean and vegetable oils and dairy. In addition, we purchase and use significant quantities of packaging materials to package our products and natural gas, fuels and electricity for our factories and warehouses. Prices for commodities, other supplies and energy are volatile and can fluctuate due to conditions that are difficult to predict, including global competition for resources, currency fluctuations, political conditions, severe weather, the potential longer-term consequences of climate change on agricultural productivity, consumer or industrial demand and changes in governmental trade, alternative energy and agricultural programs. Many of the commodities we purchase are grown by smallholder farmers, who might lack the capacity to invest to increase productivity or adapt to these conditions. Although we monitor our exposure to commodity prices as an integral part of our enterprise risk management program and seek to hedge against input price increases, continued increases in the prices of commodities and other supplies we purchase could increase the costs of our products, and our profitability could suffer as a result. Moreover, increases in the price of our products to cover these increased costs may result in lower sales volumes, while decreases could require us to lower our prices and thereby affect our revenues, profits or margins. Likewise, constraints in the supply of key commodities may limit our ability to grow our net revenues. If we are not successful in our mitigation activities, if we are unable to price to cover increased costs or must reduce our prices, or if we are limited by supply constraints, our financial condition and results of operations could be materially adversely affected.

We must leverage our value proposition in order to compete against retailer brands and other economy brands.

Retailers are increasingly offering retailer and other economy brands that compete with some of our products. Our products must provide higher value or quality to our consumers than less expensive alternatives, particularly during periods of economic uncertainty such as those we continue to experience. Consumers may not buy our products if the difference in value or quality between our products and retailer or other economy brands narrows or if consumers perceive a narrowing. If consumers switch to purchasing, or otherwise prefer retailer or other economy brands, then we could lose market share or sales volumes or need to shift our product mix to lower margin offerings. This could materially and adversely affect our reputation, product sales, financial condition and results of operations.

Changes in laws and regulations could increase our costs.

Our activities throughout the world are highly regulated and subject to government oversight. Various laws and regulations govern food production, storage, distribution, sales, advertising and marketing, as well as licensing, trade, labor, tax and environmental matters, and health and safety practices. Government authorities regularly change laws and regulations. Our compliance with new or revised laws and regulations or their interpretation and application could materially and adversely affect our product sales, financial condition and results of operations.

Legal or tax claims or other regulatory enforcement actions could subject us to civil and criminal penalties.

We are a large food and snacking company operating in highly regulated environments and constantly evolving legal, tax and regulatory frameworks around the world. Consequently, we are subject to greater risk of litigation, legal or tax claims or other regulatory enforcement actions. Although we have implemented policies and procedures designed to ensure compliance with existing laws and regulations, there can be no assurance that our employees, contractors or agents will not violate our policies and procedures. Moreover, our failure to maintain effective control environment processes could lead to violations, unintentional or otherwise, of laws and regulations. Litigation, legal or tax claims or regulatory enforcement actions arising out of our failure or alleged failure to comply with applicable laws and regulations could subject us to civil and criminal penalties that could materially and adversely affect our reputation, product sales, financial condition and results of operations.

We may decide or be required to recall products or be subjected to product liability claims.

Selling products for human consumption involves inherent risks. We could decide to, or be required by law or regulation to recall products due to suspected or confirmed product contamination, spoilage or other adulteration, product misbranding or product tampering. Any of these events could materially and adversely affect our reputation, product sales, financial condition and results of operations.

We may also suffer losses if our products or operations violate applicable laws or regulations, or if our products cause injury, illness or death. In addition, our marketing could face claims of false or deceptive advertising or other criticism. A significant product liability or other legal judgment against us, a related regulatory enforcement action or a widespread product recall may materially and adversely affect our reputation and profitability. Moreover, even if a product liability or consumer fraud claim is unsuccessful, has no merit or is not pursued, the negative publicity surrounding assertions against our products or processes could materially and adversely affect our reputation, product sales, financial condition and results of operations.

Unanticipated business disruptions could adversely affect our ability to provide our products to our customers and our results of operations.

We manufacture and source products and materials on a global scale. We have a complex network of suppliers, owned manufacturing locations, co-manufacturing locations, distribution networks and information systems that support our ability consistently to provide our products to our customers. Factors that are hard to predict or beyond our control, like weather, natural disasters, fire, explosions, terrorism, political unrest, generalized labor unrest or health pandemics, could damage or disrupt our operations, or our suppliers’ or co-manufacturers’ operations. If we cannot respond to disruptions in our operations, for example, by finding alternative suppliers or replacing capacity at key manufacturing or distribution locations, or cannot quickly repair damage to our information, production or supply systems, we may be late in delivering or unable to deliver products to our customers. If that occurs, we may lose our customers’ confidence, and long-term consumer demand for our products could decline. In addition, we might not have the functions, processes or organizational capability necessary to achieve on our anticipated timeframes our strategic ambition to reconfigure our supply chain and drive efficiencies to fuel growth. These events could materially and adversely affect our product sales, financial condition and results of operations.

We must correctly predict, identify and interpret changes in consumer preferences and demand, and offer new products to meet those changes.

Consumer preferences for food and snacking products change continually. Our success depends on our ability to predict, identify and interpret the tastes and dietary habits of consumers around the world and to offer products that appeal to consumer preferences. If we do not offer products that appeal to consumers or if we misjudge consumer demand for our products, our sales and market share will decrease and our profitability could suffer.

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

Prolonged negative perceptions concerning the health implications of certain food products could influence consumer preferences and acceptance of some of our products and marketing programs. For example, recently, consumers have increasingly focused on health and wellness, including weight management and reducing sodium consumption. We strive to respond to consumer preferences and social expectations, but we may be unsuccessful in these efforts. Continued negative perceptions and failure to satisfy consumer preferences could materially and adversely affect our reputation, product sales, financial condition and results of operations.

We may not successfully identify, complete or manage strategic transactions, which could have a material adverse effect on our business, financial condition and operating results.

We evaluate a variety of potential strategic transactions, including acquisitions, divestitures, joint ventures, minority investments and other strategic alliances, that could further our strategic business objectives. We may not successfully identify, complete or manage the risks presented by these strategic transactions. Strategic transactions may result in the diversion of management attention from our existing business and may present financial, managerial and operational risks. Our success depends, in part, upon our ability to identify suitable transactions; negotiate favorable contractual terms; comply with applicable regulations and receive necessary consents, clearances and approvals (including regulatory and antitrust clearances and approvals); integrate or separate businesses; realize the full extent of the benefits, cost savings or synergies presented by strategic transactions; effectively implement control environment processes with employees joining us as a result of transactions; minimize adverse effects on existing business relationships with suppliers and customers; achieve accurate estimates of fair value; minimize potential loss of customers or key employees; and minimize indemnities and potential disputes with buyers, sellers and strategic partners.

With respect to acquisitions and joint ventures in particular, we are also exposed to potential risks based on our ability to conform standards, controls, policies and procedures, and business cultures; consolidate and streamline operations and infrastructures; identify and eliminate redundant and underperforming operations and assets; manage inefficiencies associated with the integration of operations; and coordinate antitrust and competition laws in the U.S., the European Union and other jurisdictions. Joint ventures and strategic alliances pose additional risks, as ownership and management responsibilities are shared with one or more other parties who may not have the same objectives, priorities, strategies or resources as we do. Furthermore, we may not be able to complete, on terms favorable to us, desired or proposed divestitures of businesses that do not meet our strategic objectives or our growth or profitability targets. Our divestiture activities may require us to recognize impairment charges or to take action to reduce costs that remain after a divestiture is completed. Gains or losses on the sales of, or lost operating income from, those businesses may also affect our profitability.

Any of these risks and challenges could materially and adversely affect our business, product sales, financial condition and results of operations.

Failure to maintain effective internal control over financial reporting could adversely affect our reputation, results of operations and stock price.

The accuracy of our financial reporting depends on the effectiveness of our internal control over financial reporting. Internal control over financial reporting can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements and may not prevent or detect misstatements because of its inherent limitations. These limitations include the possibility of human error, inadequacy or circumvention of controls and fraud. If we do not maintain effective internal control over financial reporting or implement controls sufficient to provide reasonable assurance with respect to the preparation and fair presentation of our financial statements, we could be unable to file accurate financial reports on a timely basis, and our reputation, results of operations and stock price could be materially adversely affected.

In connection with management’s assessment of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, as of December 31, 2013, we did not maintain effective monitoring and oversight of controls over the completeness, accuracy and presentation of our accounting for income taxes, including the income tax provision and related tax assets and liabilities. We determined that the ineffective monitoring and oversight of controls over income tax accounting constitutes a material weakness. See Item 9A, Controls and Procedures, for a discussion of our internal control over financial reporting and the material weakness. We have revised our first through third quarter 2013 and prior-year financial statements in this filing to reflect the related items in the appropriate periods, although the errors are not material to any previously reported financial results. If the new controls we are implementing to address the material weakness and to strengthen our overall internal control over accounting for income taxes are not designed or do not operate effectively, if we are unsuccessful in implementing or following these new processes or if we are otherwise unable to remediate this material weakness, we may not timely or accurately report our financial condition or results of operations. This could adversely affect investor and business partner confidence in our financial reports and our stock price.

We are subject to currency exchange rate fluctuations.

At December 31, 2013, we manufactured and marketed our products in approximately 165 countries, had operations in more than 80 countries and made our products at 171 manufacturing and processing facilities in 58 countries. A significant portion of our business is exposed to currency exchange rate fluctuations. Our financial results and capital ratios are sensitive to movements in currency exchange rates because a large portion of our assets, liabilities, revenue and expenses must be translated into U.S. dollars for reporting purposes or converted into U.S. dollars to service obligations such as our U.S. dollar-denominated indebtedness and dividends. In addition, movements in currency exchange rates can affect transaction costs because we source product ingredients from various countries. We may seek to mitigate our exposure to currency exchange rate fluctuations, but our efforts may not be successful. Accordingly, changes in the relative value of any two currencies that we use for transactions could materially and adversely affect our financial condition and results of operations.

We are increasingly dependent on information technology.

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic and financial information, to manage a variety of business processes and activities, and to comply with regulatory, legal and tax requirements. We also depend on our information technology infrastructure for digital marketing activities and for electronic communications among our locations, personnel, customers and suppliers around the world. These information technology systems, some of which are managed by third parties or used in connection with shared service centers, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, attacks by computer hackers or other cybersecurity risks, telecommunication failures, user errors, natural disasters, terrorist attacks or other catastrophic events. Furthermore, any of the aforementioned impacts to our business could be prolonged to the extent such information technology systems are managed by third parties or used in connection with external shared service centers, as we will have to coordinate with such third parties for the resolution of any risks presented. If any of our significant information technology systems suffer severe damage, disruption or shutdown, and our disaster recovery and business continuity plans do not effectively resolve the issues in a timely manner, our product sales, financial condition and results of operations may be materially and adversely affected, and we could experience delays in reporting our financial results.

In addition, if we are unable to prevent physical and electronic break-ins, cyber-attacks and other information security breaches, we may suffer financial and reputational damage, litigation or remediation costs or penalties because of the unauthorized disclosure of confidential information belonging to us or to our partners, customers, suppliers or employees. The disclosure of non-public sensitive or protected information through external media channels could lead to the loss of intellectual property or damage our reputation and brand image. Misuse, leakage or falsification of legally protected information could also result in a violation of data privacy laws and regulations, damage our reputation and credibility, and have a negative impact on our business, financial condition and results of operations.

Weak financial performance, downgrades in our credit ratings, illiquid global capital markets and volatile global economic conditions could limit our access to the global capital markets, reduce our liquidity and increase our borrowing costs.

From time to time we may need to access the long-term and short-term global capital markets to obtain financing. Our financial performance, our short- and long-term credit ratings, the liquidity of the overall global capital markets and the state of the global economy, including the food industry, will affect our access to, and the availability or cost of, financing on acceptable terms and conditions in the future. There can be no assurance that we will have access to the global capital markets on terms we find acceptable.

We regularly access the U.S. and euro commercial paper markets for ongoing funding requirements. A downgrade in our credit ratings would increase our borrowing costs and could adversely affect our ability to issue commercial paper. Disruptions in the global commercial paper market or other effects of volatile economic conditions on the global credit markets also could reduce the amount of commercial paper that we could issue and could raise our borrowing costs for both short- and long-term debt offerings.

Our inability to access the global capital markets or an increase in our borrowing costs could materially and adversely affect our financial condition and results of operations.

Volatility in the equity markets, interest rates or other factors could substantially increase our pension costs.

We sponsor a number of defined benefit pension plans for our employees throughout the world. At the end of 2013, the projected benefit obligation of our defined benefit pension plans was $11.2 billion and plan assets were $9.2 billion. The difference between plan obligations and assets, or the funded status of the plans, significantly affects the net periodic benefit costs of our pension plans and the ongoing funding requirements of those plans. Our major defined benefit pension plans are funded with trust assets invested in a globally diversified portfolio of investments, including equities and corporate debt. Among other factors, changes in interest rates, mortality rates, early retirement rates, investment returns, minimum funding requirements in the jurisdictions in which the plans operate, arrangements made with the trustees of certain plans and the market value of plan assets can affect the level of plan funding, cause volatility in the net periodic pension cost and increase our future funding requirements. Legislative and other governmental regulatory actions may also increase funding requirements for our pension plans’ benefits obligation.

Based on current tax laws, we estimate our 2014 pension contributions will be approximately $319 million. We also expect that our net pension cost will decrease to approximately $263 million in 2014 from $357 million in 2013. The decrease is primarily due to higher discount rates and favorable asset performance. However, volatility in the global capital markets may increase the risk that we are required to make additional cash contributions to the pension plans and recognize further increases in our net pension cost beyond 2014. Some of our pension trust assets are invested in European sovereign debt and subject to heightened risk that they could lose value as a result of political and financial turmoil in Europe.

Due to our participation in multi-employer pension plans, we may have exposure under those plans that extends beyond what our obligation would be with respect to our employees. Our contributions to a multi-employer plan may increase beyond our bargaining obligations depending on the financial condition of the multi-employer plan. We may be required to participate in funding the unfunded obligations of the plan allocable to the withdrawing employer, and our costs might increase as a result. Further, if we have a partial or complete withdrawal from a multi-employer pension plan, we may be required to pay an amount to the plan based on our allocable share of the underfunded status of the plan. This liability will generally increase if other employers cease participating in the plan whether or not due to bankruptcy. (See Note 10, Benefit Plans, to the consolidated financial statements for more information.)

A significant increase in our pension funding requirements could have a negative impact on our ability to invest in the business and adversely affect our financial condition and results of operations.

We may be unable to hire or retain and develop key personnel or a highly skilled and diverse global workforce or manage changes in our workforce.

Our continued growth requires us to hire, retain and develop our leadership bench and a highly skilled and diverse global workforce. We compete to hire new personnel and then to develop and retain their skills and competencies. Unplanned turnover or our failure to develop an adequate succession plan to backfill current leadership positions, or to hire and retain a diverse global workforce with the skills we need to operate and grow our business, could deplete our institutional knowledge base and erode our competitive advantage. In addition, increased costs due to increased competition for employees, higher employee turnover or increased employee benefit costs could adversely affect our results of operations. Furthermore, if we are unable to manage changes in our workforce appropriately or satisfy the legal requirements associated with how we manage and compensate our employees, our reputation, ability to meet the needs of our customers, product sales, financial condition and results of operations may be adversely affected.

Our intellectual property rights are valuable, and our inability to protect them could reduce the value of our products and brands.

We consider our intellectual property rights, particularly and most notably our trademarks, but also our patents, trade secrets, copyrights and licensing agreements, to be a significant and valuable aspect of our business. We attempt to protect our intellectual property rights by taking advantage of a combination of patent, trademark, copyright and trade secret laws in various countries, as well as licensing agreements, third party nondisclosure and assignment agreements and policing of third party misuses of our intellectual property. Our failure to obtain or adequately protect our intellectual property rights, or any change in law or other changes that serve to lessen or remove the current legal protections of our intellectual property, may diminish our competitiveness and could materially harm our business.

We may be unaware of intellectual property rights of others that may cover some of our technology, brands or products. Any litigation regarding patents or other intellectual property could be costly and time-consuming and could divert management’s and other key personnel’s attention from our business operations. Third party claims of intellectual property infringement might also require us to pay monetary damages or enter into costly license agreements. We also may be subject to injunctions against development and sale of certain of our products. Any of these occurrences could materially and adversely affect our reputation, product sales, financial condition and results of operations.

Item 1B.   Unresolved Staff Comments.

Not applicable.

Item 2.   Properties.

On December 31, 2013, we had 171 manufacturing and processing facilities located in 58 countries. We own 160 and lease 11 of these manufacturing and processing facilities. It is our practice to maintain all of our plants and properties in good condition. We believe they are suitable and adequate for our present needs.

We also had 220 distribution centers and depots worldwide. We own 54 and lease 166 of these distribution centers and depots. These facilities are in good condition. We believe they have sufficient capacity to meet our near-term distribution needs.

These facilities are located by segment as follows:

	Number of	Number of
	Manufacturing	Distribution
	Facilities	Facilities
Latin America	21	4
Asia Pacific	32	70
EEMEA	27	13
Europe	74	38
North America	17	95

Total	171	220

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

As we previously disclosed, on February 1, 2011, we received a subpoena from the SEC in connection with an investigation under the FCPA, primarily related to a facility in India that we acquired in the Cadbury acquisition. The subpoena primarily requests information regarding dealings with Indian governmental agencies and officials to obtain approvals related to the operation of that facility. We are continuing to cooperate with the U.S. and Indian governments in their investigations of these matters, including through preliminary meetings with the U.S. government to discuss potential conclusion of the investigation.

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

As we previously disclosed, on March 1, 2011, Starbucks took control of the Starbucks packaged coffee business (“Starbucks CPG business”) in grocery stores and other channels. Starbucks did so without our authorization and in what we contended was a violation and breach of our license and supply agreement with Starbucks related to the Starbucks CPG business. Following an initial decision in November 2013, on December 13, 2013, the independent arbitrator in our dispute with Starbucks issued a decision and Final Award that Kraft Foods Global, Inc. (now Kraft Foods Group), the named party in the proceeding, had proven that it was entitled to recover and that Starbucks must pay $2,764 million in total cash compensation for Starbucks’ unilateral termination of the agreement. The award included compensation for 135% of the determined fair market value of the agreement for improper termination as well as prejudgment interest of $521 million and Kraft Foods Group’s attorney’s fees, which the parties agreed would equal $15 million. Starbucks has paid all of the amount owed pursuant to the ruling. Under the Separation and Distribution Agreement between Kraft Foods Group and us, Kraft Foods Group directed the recovery awarded in the arbitration proceeding to us.

While we cannot predict with certainty the results of Legal Matters in which we are currently involved, we do not expect that the ultimate costs to resolve any of these Legal Matters, individually or in the aggregate, will have a material effect on our financial results.

Item 4.   Mine Safety Disclosures

Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is listed on The NASDAQ Global Select Market under the symbol “MDLZ.” At January 31, 2014, there were 66,233 holders of record of our Common Stock. Information regarding the market price of our Common Stock and dividends declared during the last two fiscal years is included in Note 18, Quarterly Financial Data (Unaudited), to the consolidated financial statements.

Comparison of Five-Year Cumulative Total Return

The following graph compares the cumulative total return on our Common Stock with the cumulative total return of the S&P 500 Index and the Mondelēz International performance peer group index. The graph assumes, in each case, an initial investment of $100 on December 31, 2008, based on the market prices at the end of each fiscal year through and including December 31, 2013, and reinvestment of dividends (also taking into account the value of Kraft Foods Group shares distributed in the Spin-Off). The vertical line below indicates the October 1, 2012 Spin-Off date and is intended to facilitate comparisons of performance against peers listed below and the stock market before and following the Spin-Off.

	Mondelēz		Performance
Date	International	S&P 500	Peer Group
December 31, 2008	$100.00	$100.00	$100.00
December 31, 2009	105.99	126.46	119.39
December 31, 2010	127.64	145.51	134.21
December 31, 2011	156.49	148.59	144.39
December 31, 2012	168.26	172.37	158.77
December 31, 2013	237.39	228.19	189.30

The Mondelēz International performance peer group consists of the following companies considered our market competitors or that have been selected on the basis of industry, global focus or industry leadership: Campbell Soup Company, The Coca-Cola Company, Colgate-Palmolive Company, DANONE, General Mills, Inc., The Hershey Company, Kellogg Company, Nestlé S.A., PepsiCo, Inc., The Procter & Gamble Company and Unilever N.V. (The H. J. Heinz Company is no longer part of the performance peer group as their shares are no longer publicly traded following their acquisition in June 2013.)

This performance graph and other information furnished under this Part II Item 5(a) of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

Issuer Purchases of Equity Securities

The following table shows the stock repurchase activity for each of the three months in the quarter ended December 31, 2013:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (2)
October 1 – 31, 2013	5,849,421	$31.88	5,821,500	$4,961,235,545
November 1 – 30, 2013	4,820,743	33.46	4,820,173	4,799,968,392
December 1 – 31, 2013	44,753,926	34.40	44,750,000	4,960,568,392

For the Quarter Ended December 31, 2013	55,424,090	34.05	55,391,673

(1)	The total number of shares purchased includes: (i) shares purchased pursuant to the repurchase program described in footnote 2 below; and (ii) shares tendered to us by employees who used shares to exercise options and to pay the related taxes for grants of restricted and deferred stock that vested, totaling 27,921 shares, 570 shares and 3,926 shares for the fiscal months of October, November and December 2013, respectively.

(2)	During 2013, our Board of Directors authorized the repurchase of $7.7 billion of our Common Stock. On March 12, 2013, our Board of Directors authorized the repurchase of up to the lesser of 40 million shares or $1.2 billion of our Common Stock through March 12, 2016. On August 6, 2013, our Audit Committee, with authorization delegated from our Board of Directors, increased the repurchase program capacity to $6.0 billion of Common Stock repurchases and extended the expiration date to December 31, 2016. On December 3, 2013, our Board of Directors approved an increase of $1.7 billion to the program. Repurchases under the program are determined by management and are wholly discretionary.

During 2013, we repurchased 82.8 million shares of Common Stock at an average cost of $33.09 per share, or an aggregate cost of $2.7 billion. The share repurchases include $1.5 billion of shares repurchased through an accelerated share repurchase program initiated on December 3, 2013. All share repurchases were funded through available cash, including cash from the resolution of the Starbucks arbitration (see Notes 12, Commitments and Contingencies, and 2, Divestitures and Acquisition, for discussion of the Resolution of Starbucks Arbitration), and commercial paper issuances. The repurchased shares are held in treasury. As of December 31, 2013, we have $5.0 billion in remaining share repurchase capacity.

Item 6.   Selected Financial Data

Mondelēz International, Inc.

Selected Financial Data – Five Year Review(1)

	2013	2012	2011	2010	2009
	(in millions, except per share and employee data)
Continuing Operations(2)
Net revenues	$35,299	$35,015	$35,810	$31,489	$21,559
Earnings from continuing operations, net of taxes	2,332	1,606	1,764	677	838
Net earnings attributable to Mondelēz International:
Per share, basic	1.30	0.90	0.99	0.38	0.57
Per share, diluted	1.29	0.88	0.99	0.38	0.56

Cash Flow and Financial Position(3)
Net cash provided by operating activities	6,410	3,923	4,520	3,748	5,084
Capital expenditures	1,622	1,610	1,771	1,661	1,330
Property, plant and equipment, net	10,247	10,010	13,813	13,792	10,693
Total assets	72,557	75,477	93,785	95,228	66,718
Long-term debt	14,482	15,574	23,095	26,859	18,024
Total Mondelēz International shareholders’ equity	32,373	32,276	35,271	35,859	25,896
Shares outstanding at year end	1,705	1,778	1,768	1,748	1,478

Per Share and Other Data(4)
Book value per shares outstanding	18.99	18.15	19.95	20.51	17.52
Dividends declared per share(5)	0.54	1.00	1.16	1.16	1.16
Common Stock closing price at year end(6)	35.30	25.45	37.36	31.51	27.18
Number of employees	107,000	110,000	126,000	127,000	97,000

(1)	The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K and past Annual Reports on Form 10-K for earlier periods. We have revised our historical consolidated financial results for the periods reflected above to correct tax-related errors. See Note 1, Summary of Significant Accounting Policies – Revision of Financial Statements, for additional information.
(2)	Significant items impacting the comparability of our results from continuing operations include: Spin-Off Costs in 2013 and 2012, Restructuring Program in 2013 and 2012, Cost Savings Initiatives in all years; divestitures and sales of property in 2013, 2012 and 2010, an acquisition in 2013, the acquisition of Cadbury in 2010 and related Integration Program in 2010-2013; a benefit from a Cadbury-related indemnification resolution in 2013; a loss on debt extinguishment related to the December 18, 2013 tender offer; accounting calendar changes in 2013, 2011 (including a 53rd week of operating results in 2011) and 2010 and our provision for income taxes in all years. Please refer to Notes 1, Summary of Significant Accounting Policies; 2, Divestitures and Acquisition; 6, 2012-2014 Restructuring Program; 7, Integration Program and Cost Savings Initiatives; 8, Debt and Borrowing Arrangements; 12, Commitments and Contingencies; 15, Income Taxes; and 17, Segment Reporting, for additional information regarding items affecting comparability of our results from continuing operations.
(3)	Our Cash Flow and Financial Position information includes Kraft Foods Group data for periods prior to the October 1, 2012 Spin-Off date. Refer to Note 2, Divestitures and Acquisition, for information on the divested net assets and items impacting cash flow. Other items impacting comparability primarily relate to the receipt of net cash proceeds from the resolution of the Starbucks arbitration in 2013 and our acquisition of Cadbury in 2010. Refer to Notes 2, Divestitures and Acquisition, and 12, Commitments and Contingencies, related to the resolution of the Starbucks arbitration and the Annual Report on Form 10-K for the year ended December 31, 2012, for additional information on the Cadbury acquisition in 2010.
(4)	Per Share and Other Data includes Kraft Foods Group data for periods prior to the October 1, 2012 Spin-Off date.
(5)	Refer to the Equity and Dividends section within Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information on our dividends following the Spin-Off.
(6)	Closing prices reflect historical market prices and have not been adjusted for periods prior to October 1, 2012 to reflect the Spin-Off of Kraft Foods Group on that date.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis contains forward-looking statements. It should be read in conjunction with the other sections of this Annual Report on Form 10-K, including the consolidated financial statements and related notes contained in Item 8, “Forward-looking Statements” and “Risk Factors” contained in Item 1A.

Description of the Company

We manufacture and market primarily snack food and beverage products, including biscuits (cookies, crackers and salted snacks), chocolate, gum & candy, coffee & powdered beverages and various cheese & grocery products. We have operations in more than 80 countries and sell our products in approximately 165 countries.

Over the last several years, we have been expanding geographically and building our presence in the fast-growing snacking category. At the same time, we continued to invest in product quality, marketing and innovation behind our iconic brands, while implementing a series of cost saving initiatives. We expect our global snacks businesses will build upon our strong presence across numerous fast-growing markets, categories and channels including the high-margin instant consumption channel. We plan to target industry-leading revenue growth, leverage our cost structure through supply chain reinvention, productivity programs, overhead streamlining, volume growth and improved product mix to drive margin gains and grow earnings per share in the top-tier of our peer group.

Business and Segment Reorganization

Effective as of January 1, 2013, we reorganized our operations and management into five reportable operating segments:

•	Latin America
•	Asia Pacific
•	Eastern Europe, Middle East & Africa (“EEMEA”)
•	Europe
•	North America

We changed and flattened our operating structure to reflect our greater concentration of operations in emerging markets and to further enhance collaboration across regions, expedite decision making and drive greater efficiencies to fuel our growth. Coincident with the change in segment structure, segment operating income for our North America region also changed to include all U.S. pension plan expenses, a portion of which was previously excluded from segment operating results evaluated by management as the costs were centrally managed. See Note 17, Segment Reporting, for additional segment information. Our segment results reflect the change in segment structure for all periods presented.

Spin-Off of Kraft Foods Group

On October 1, 2012, we completed the spin-off of our North American grocery business, Kraft Foods Group, Inc. (“Kraft Foods Group”), to our shareholders (the “Spin-Off”). The divested Kraft Foods Group business is presented as a discontinued operation on the consolidated statements of earnings for all periods presented. The Kraft Foods Group other comprehensive earnings, changes in equity and cash flows are included within our consolidated statements of comprehensive earnings, equity and cash flows through October 1, 2012. See Note 2, Divestitures and Acquisition, for more information on the Spin-Off of Kraft Foods Group.

Revision of Financial Statements

In finalizing our 2013 results, we identified certain out-of-period, non-cash income tax-related errors in prior interim and annual periods. These errors are not material to any previously reported financial results; however, we have revised our first through third quarter 2013 and prior-year financial statements in this filing to reflect these items in the appropriate periods. The net effect of the revision was to lower tax expense in years prior to 2013. The impact of the revision to 2013 results through the third quarter was a $59 million reduction of net earnings related to both current and prior-year corrections. The impact of the revision to fiscal years prior to 2013 was an increase in cumulative net earnings of $94 million. For additional details of the adjustments, see Note 1, Summary of Significant Accounting Policies – Revision of Financial Statements. The following discussion and analysis relates to revised after-tax results for all periods presented.

While we corrected these errors and they were not material to any previously reported financial statements, we have determined that there was a reasonable possibility that a material misstatement of our annual or interim financial statements may not have been prevented or detected on a timely basis due to control deficiencies in our internal controls. Thus, management has determined that the control deficiencies constitute a material weakness. Because we have identified this material weakness, we have implemented additional procedures to verify the reliability of our accounting for income taxes. Based on the additional procedures, we believe that the consolidated financial statements included in this report are fairly stated in all material respects in accordance with generally accepted accounting principles. For additional information on the procedures and controls we are implementing to address the material weakness, see Item 9A, Controls and Procedures.

Summary of Results and Significant Highlights

•	Net revenues increased 0.8% to $35.3 billion in 2013 and decreased 2.2% to $35.0 billion in 2012.

•	Organic Net Revenues increased 3.9% to $35.9 billion in 2013 and increased 4.4% to $36.3 billion in 2012. Organic Net Revenues is a non-GAAP financial measure we use to evaluate our underlying results (see the definition of Organic Net Revenues and our reconciliation with net revenues within Non-GAAP Financial Measures appearing later in this section). Organic Net Revenues excludes the impact of currency, acquisitions, divestitures and accounting calendar changes.

•	Diluted EPS attributable to Mondelēz International increased 28.1% to $2.19 in 2013 and decreased 14.9% to $1.71 in 2012. Excluding the results of discontinued operations, our diluted EPS attributable to Mondelēz International from continuing operations increased 46.6% to $1.29 in 2013 and decreased 11.1% to $0.88 in 2012.

•	Adjusted EPS increased 7.1% to $1.51 in 2013 and increased 0.7% to $1.41 in 2012. On a constant currency basis, Adjusted EPS increased 13.5% to $1.60 in 2013 and increased 5.0% to $1.47 in 2012. Adjusted EPS is a non-GAAP financial measure we use to evaluate our underlying results (see the definition of Adjusted EPS and our reconciliation with diluted EPS within Non-GAAP Financial Measures appearing later in this section). Adjusted EPS includes diluted EPS attributable to Mondelēz International from continuing operations and excludes the following items discussed below: Spin-Off Costs and related costs, 2012-2014 Restructuring Program costs, Integration Program costs and other acquisition integration costs, a benefit from the resolution of a Cadbury acquisition-related indemnification, the loss on debt extinguishment and related expenses, net gain on acquisition and divestitures, acquisition-related costs and net earnings from divestitures. We also evaluate Adjusted EPS on a constant currency basis.

•	On February 6, 2014, we completed a cash tender offer and retired $1.6 billion of our long-term U.S. dollar debt. In connection with retiring this debt, during the first quarter of 2014, we recorded a $495 million loss on debt extinguishment and related expenses related to the amount we paid to retire the debt in excess of its carrying value and from recognizing unamortized discounts and deferred financing costs in earnings at the time of the debt extinguishment.

•	On January 16, 2014, we issued $3.0 billion of U.S. dollar notes that generated approximately $3.0 billion of net cash proceeds, which were used in part to fund the February 2014 tender offer and for other general corporate purposes. In January 2014, we also recorded approximately $18 million of discounts and deferred financing costs, which will be amortized into interest expense over the life of the notes.

•	On December 18, 2013, we completed a cash tender offer and retired $3.4 billion of our long-term U.S. dollar debt. We recorded a $612 million loss on debt extinguishment and related expenses related to the amount we paid to retire the debt in excess of its carrying value and from recognizing unamortized discounts and deferred financing costs in earnings at the time of the debt extinguishment.

•	On December 11, 2013, we issued €2.4 billion of Euro-denominated notes, or approximately $3.3 billion in U.S. dollars as of December 31, 2013. We received net proceeds of €2,381 million, or $3,239 million in U.S. dollars, which were used to partially fund the December 2013 tender offer. We also recorded approximately $27 million of discounts and deferred financing costs, which will be amortized into interest expense over the life of the notes.

•	During 2013, our Board of Directors authorized the repurchase of $7.7 billion of our Common Stock under a share repurchase program. During 2013, we repurchased $2.7 billion, or 82.8 million shares of Common Stock at an average cost of $33.09 per share. The repurchases include $1.5 billion of shares acquired through an accelerated share repurchase program we initiated in December 2013. All share repurchases were funded through available cash, including cash from the resolution of the Starbucks arbitration described below, and commercial paper issuances. As of December 31, 2013, we have $5.0 billion in remaining share repurchase capacity.

•	In December 2013, a dispute over a license and supply agreement between Starbucks Coffee Company (“Starbucks”) and Kraft Foods Group was resolved when an independent arbitrator issued a decision and Final Award that resulted in Starbucks paying $2.8 billion for its unilateral termination of the agreement. The dispute arose within the Kraft Foods Group discontinued operation and was directed to Mondelēz International as part of the Spin-Off recapitalization plans. The net $1.6 billion after-tax gain on the resolution of the arbitration was recorded in earnings from discontinued operations in the fourth quarter of 2013. See Item 3, Legal Proceedings, and Notes 2, Divestitures and Acquisition, and 12, Commitments and Contingencies, for additional information.

•	On October 1, 2013, $1 billion of our 5.125% U.S. dollar notes and $800 million of our 5.250% U.S. dollar notes matured. The notes and accrued interest to date were paid with cash on hand and the issuance of commercial paper.

•	In August 2013, we resolved an outstanding Cadbury-acquisition related indemnification and recorded a favorable pre-tax earnings impact of $385 million ($363 million net of tax). See Items affecting Comparability of Financial Results and Note 12, Commitments and Contingencies, for more information.

•	On May 8, 2013, $1 billion of our 2.625% U.S. dollar notes matured. The notes and accrued interest to date were paid with cash on hand and the issuance of commercial paper.

•	On February 11, 2013, $750 million of our 6.00% U.S. dollar notes matured and were paid with cash on hand.

•	In February 2013, we recorded a $54 million unfavorable foreign currency charge related to the devaluation of our net monetary assets in Venezuela. We also incurred net unfavorable devaluation-related foreign currency impacts within our pre-tax earnings of $67 million during the year ended December 31, 2013 related to translating the earnings of our Venezuelan subsidiary to the U.S. dollar at the new exchange rate. As of December 31, 2013, our net monetary assets denominated in the Venezuelan bolivar were $257 million. Should the bolivar be devalued further, it would result in a charge to our net earnings in the period of devaluation. See our Results of Operations by Reportable Segment later in this section and Note 1, Summary of Significant Accounting Policies - Foreign Currency, including Highly Inflationary Accounting, for more information.

Financial Outlook

We develop long-term plans and targets to achieve sustainable, profitable growth over time. Our long-term financial targets include:

•	Organic Net Revenue growth at or above expected category growth
•	Adjusted Operating Income growth of high single-digits on a constant currency basis
•	Double-digit Adjusted EPS growth on a constant currency basis

Refer to Non-GAAP Financial Measures appearing later in this section for more information on these measures.

In 2014, we expect Organic Net Revenues to grow approximately 4 percent, which is at or above the growth of our categories. We expect low double-digit growth in Adjusted Operating Income at constant currency, fueled by our focused efforts to reduce overheads, restructure our global supply chain and improve product mix, while continuing to invest in emerging markets. We anticipate this increase will result in an Adjusted Operating Income margin in the high 12 percent range and will be the primary lever in delivering Adjusted EPS of $1.73 to $1.78, up double digits on a constant currency basis. Our 2014 Adjusted EPS outlook reflects constant currency at average 2013 currency rates. Any fluctuation from the 2013 average currency rates is outside of our 2014 outlook.

We monitor the following factors and trends that we expect could impact our near- and long-term revenues and profitability.

Long-Term Demographics and Consumer Trends – Snack food consumption is highly correlated to GDP growth, urbanization of the population and rising discretionary income levels associated with a growing middle class. Over the long-term, we expect these trends to continue leading to growth in key consumer behaviors including increased snacking occasions, greater use of convenience food and migrating to more frequent, smaller meals.

Demand – We monitor consumer spending and our market share within the food and beverage categories in which we sell our products. In 2013, our Organic Net Revenues grew faster than the global categories as we expanded market share in a number of the categories. Growth in the global categories slowed from approximately 6% in 2012 to under 4% in 2013. The slowdown in category growth is expected to impact our near-term net revenue growth and we have reflected this in our Organic Net Revenue outlook for 2014. We believe the slowdown in category growth, particularly in emerging markets, is temporary, as we expect category growth to return to levels more in line with the expected growth of emerging markets and consumer spending. We continue to make investments in our brands and build strong routes to market to address the needs of consumers in emerging and developed markets. In doing so, we anticipate stimulating demand in the categories and growing our position in these markets.

Volatility of Global Markets – Our growth strategy depends in part on our ability to expand our operations, particularly in emerging markets. Some of these markets have greater political and economic volatility and vulnerability to infrastructure and labor disruptions as we saw this past year in some of the markets in which we sell our products, including China, Russia, Brazil, Turkey, Venezuela and Argentina. The volatility affects demand for products and requires frequent changes in how we operate our business. While there will likely be continued volatility across these and other markets in which we sell, we will continue to invest in these markets as we believe the emerging markets in particular will deliver significant growth over time.

Competition – Our competitors continue to grow their global operations and routes to market and low-cost local manufacturers are also expanding their production capacities in the markets in which we sell our products. Competitors may significantly reduce prices or offer other incentives as we saw with products such as coffee this past year. We continually evaluate the competitive environment and market conditions and bring new products and innovations to market. We also adjust our pricing, trade and promotional programs to compete and continue to focus on growing our market share.

Pricing – We adjust our product prices based on a number of variables including demand, the competitive environment and changes in our input costs. Our net revenue growth or profitability may be affected as we adjust prices to address new conditions. This past year, we generally increased prices modestly in response to higher commodity costs and other factors. But in certain categories such as coffee, we significantly decreased our prices as the cost of coffee beans fell significantly over 2013. This had a 0.8 percentage point (pp) negative impact on our Organic Net Revenue growth in 2013. In 2014, for the commodities we purchase, we anticipate slightly higher aggregate commodity costs and expect to adjust our prices accordingly.

Operating Costs – Our operating costs include raw materials, labor, selling and marketing costs, general and administrative expenses, taxes, currency impacts and financing costs. We manage these costs through cost saving and productivity initiatives, sourcing and hedging programs, pricing actions, refinancing and tax planning. We continue to work on various programs to expand our profitability and margins. As reflected in our 2014 outlook, we expect to achieve double-digit growth in our Adjusted Operating Income and Adjusted EPS on a constant currency basis. This reflects a number of cost saving programs we have put in place, including our supply chain reinvention program and 2012-2014 Restructuring Program, among others.

Currency – As a global company with 83% of our net revenues generated outside the United States, we are exposed to changes in global economic conditions and currency movements. We work to mitigate our currency exposure by hedging a portion of our currency exchange business transactions as well as our investments in overseas operations. However, we may not be able to effectively hedge against currency risks in all the countries and currencies in which we operate due to factors including limited markets for hedging currency transactions and current monetary policies and restrictions of countries such as Venezuela and Argentina. While we work to mitigate our exposure to currency-related risks, global market volatility, actions by foreign governments and other factors outside our control could lead to unfavorable currency impacts on our earnings.

Financing Costs – We regularly evaluate our variable and fixed-rate debt and recently refinanced $6.4 billion of our long-term U.S. dollar-denominated debt for lower cost long-term Euro and U.S. dollar-denominated debt. We continue to use lower cost short and long-term debt to finance our ongoing working capital, capital and other investments, dividends and share repurchases. Our weighted-average interest rate on our debt as of December 31, 2013 was 4.8%, down from 5.8% as of December 31, 2012. Following the January 16, 2014 $3.0 billion note issuance and completion of the February 6, 2014 tender offer and retirement of $1.6 billion of our long-term debt, our weighted-average interest rate on our debt was 4.3%.

Discussion and Analysis of Historical Results

Items Affecting Comparability of Financial Results

Spin-Off of Kraft Foods Group

On October 1, 2012 (the “Distribution Date”), we completed the Spin-Off of Kraft Foods Group to our shareholders. The divested Kraft Foods Group business is presented as a discontinued operation on the consolidated statements of earnings for all periods presented. The Kraft Foods Group other comprehensive earnings, changes in equity and cash flows are included within our consolidated statements of comprehensive earnings, equity and cash flows through October 1, 2012. See Note 2, Divestitures and Acquisition, to the consolidated financial statements for additional information.

A summary of results related to the discontinued operation of Kraft Foods Group within our historical results is presented below:

	Fourth Quarter Ended	Nine Months Ended	Year Ended
	December 31, 2013	October 1, 2012	December 31, 2011
		(in millions)
Net revenues	–	$13,768	$18,555

Earnings before income taxes	$2,522	$2,266	$2,892
Provision for income taxes	919	778	1,082

Earnings from discontinued operations, net of income taxes	$1,603	$1,488	$1,810

The results of the Kraft Foods Group discontinued operation exclude certain corporate and business unit costs which were historically allocated to Kraft Foods Group and continued at Mondelēz International after the Spin-Off. These costs include primarily corporate overheads, information systems and sales force support. On a pre-tax basis, through the date of the Spin-Off, these costs were $150 million for the nine months ended October 1, 2012 and $236 million for the year ended December 31, 2011.

Interest expense relating to debt Kraft Foods Group incurred or assumed through October 1, 2012 has been included in the results from discontinued operations for all periods presented and as follows:

	Nine Months Ended October 1, 2012	Year Ended December 31, 2011
	(in millions)
$6.0 billion note issuance in June 2012	$70	$–
$3.6 billion notes exchanged in July 2012	171	226
$0.4 billion debt transferred in October 2012	24	31
Capital leases and other	13	10

	$278	$267

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

In order to implement the Spin-Off, we entered into certain agreements with Kraft Foods Group to effect our legal and structural separation, govern the relationship between us, and allocate various assets, liabilities and obligations between us, including, among other things, employee benefits, intellectual property and tax-related assets and liabilities (see Note 15, Income Taxes, for additional information on the current and deferred tax assets and liabilities transferred or retained in the Spin-Off). In addition to executing the Spin-Off in the manner provided in the agreements, in November 2012, pursuant to these agreements, we paid Kraft Foods Group $163 million related to targeted cash flows (together with the $247 million of cash divested on the Distribution Date, totaling $410 million of cash transferred to Kraft Foods Group in connection with the Spin-Off). To facilitate the management, including final payment and resolution, of certain obligations, Kraft Foods Group retained certain of our North American net trade payables and receivables. We also retained approximately $140 million of workers’ compensation liabilities for claims incurred by Kraft Foods Group employees prior to the Spin-Off. In November 2012, we paid Kraft Foods Group $95 million to cash settle the net trade payables and receivables and which are also reflected in table above. In March 2013, we collected $55 million from Kraft Foods Group related to the cash settlement of stock awards held by our respective employees at the time of the Spin-Off as further described in Note 11, Stock Plans, to the consolidated financial statements.

Our results from continuing operations include one-time Spin-Off transaction, transition and financing and related costs (“Spin-Off Costs”) we have incurred to date. We recorded Spin-Off Costs of $62 million in 2013, $1,053 million in 2012 and $46 million in 2011. We expect to incur approximately $30 million of remaining Spin-Off Costs in 2014 related primarily to customer service and logistics, information systems and processes, as well as legal costs associated with revising intellectual property and other long-term agreements.

In December 2013, a dispute over a license and supply agreement between Starbucks and Kraft Foods Group was resolved when an independent arbitrator issued a decision and Final Award that resulted in Starbucks paying $2.8 billion for its unilateral termination of the agreement. The dispute arose within the Kraft Foods Group discontinued operation and was directed to Mondelēz International as part of the Spin-Off recapitalization plans. The net $1.6 billion after-tax gain on the resolution of the arbitration was recorded in earnings from discontinued operations in the fourth quarter of 2013. See Item 3, Legal Proceedings, and Notes 2, Divestitures and Acquisition, and 12, Commitments and Contingencies, for additional information.

Acquisition, Other Divestitures and Sales of Property

On February 22, 2013, we acquired the remaining interest in a biscuit operation in Morocco, which is now a wholly-owned subsidiary within our EEMEA segment. We paid net cash consideration of $119 million, consisting of a $155 million purchase price net of cash acquired of $36 million. Prior to the acquisition, our interest in the operation was accounted for under the equity method. As a result of obtaining a controlling interest, we consolidated the operation and recorded the fair value of acquired assets (including identifiable intangible assets of $48 million), the liabilities assumed and goodwill of $209 million. We also recorded a pre-tax gain of $22 million related to the remeasurement of our previously-held equity interest in the operation to fair value in accordance with U.S. GAAP. Acquisition costs of $7 million were included within selling, general and administrative expenses and interest and other expense, net during the year ended December 31, 2013. The operating results of the acquisition were not material to our condensed consolidated financial statements during the periods presented.

In 2013, we completed several divestitures primarily in our EEMEA and Europe segments which generated cash proceeds of $60 million and pre-tax gains of $8 million. The divestitures included a salty snacks business in Turkey, a confectionery business in South Africa and a chocolate business in Spain.

In 2012, we completed several divestitures within our Europe segment that generated cash proceeds of $200 million and pre-tax gains of $107 million. The divestitures primarily included a dinners and sauces grocery business in Germany and Belgium and a canned meat business in Italy.

The aggregate operating results of the 2013 and 2012 divestitures were not material to our financial statements in any of the periods presented.

In 2013, we sold properties in Italy, the United Kingdom and Norway within our Europe segment and in India within our Asia Pacific segment. The Europe property sales generated $29 million in pre-tax net gains and $37 million of cash proceeds. We also have a $52 million receivable related to the United Kingdom property sale. The India property sale generated a $39 million pre-tax gain and $53 million of cash proceeds. The gains were recorded within selling, general and administrative expenses and cash proceeds were recorded in cash flows from other investing activities in the year ended December 31, 2013.

In 2012, we also sold property in Russia and Turkey within our EEMEA segment. The Russia property sale generated a $55 million pre-tax gain and $72 million of cash proceeds and the Turkey property sale generated a $22 million pre-tax gain and $29 million of cash proceeds. The gains were recorded within selling, general and administrative expenses and the cash proceeds were recorded in cash flows from other investing activities in the year ended December 31, 2012.

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

Of the $1.5 billion of anticipated 2012-2014 Restructuring Program costs, we retained approximately $925 million and Kraft Foods Group retained the balance of the program. Since inception, we have incurred $440 million of our estimated $925 million total 2012-2014 Restructuring Program charges.

We recorded restructuring charges of $267 million in 2013 and $102 million in 2012 within asset impairment and exit costs. We also incurred implementation costs of $63 million in 2013 and $8 million in 2012, which were recorded within cost of sales and selling, general and administrative expenses. See Note 6, 2012-2014 Restructuring Program, and Note 10, Benefit Plans, for additional information.

Integration Program

As a result of our combination with Cadbury Limited (formerly, Cadbury plc or “Cadbury”) in 2010, we launched an integration program (the “Integration Program”) to realize expected annual cost savings of approximately $750 million by the end of 2013 and revenue synergies from investments in distribution, marketing and product development. We achieved cost savings of approximately $800 million one year ahead of schedule and achieved our planned revenue synergies by December 31, 2013. To achieve the expected annual cost savings and synergies and integrate the two businesses, we incurred total integration charges of approximately $1.5 billion through the end of 2013 and have now completed the Integration Program.

We recorded Integration Program charges of $216 million in 2013, $185 million in 2012 and $521 million in 2011. At December 31, 2013, we had an accrued liability of $145 million related to the Integration Program, of which, $101 million was recorded within other current liabilities and $44 million, primarily related to leased facilities no longer in use, was recorded within other long-term liabilities. During 2012, we refined our estimate of 2010 Integration Program charges by $45 million primarily related to planned and announced position eliminations that did not occur within our Europe segment. The reversal was based on final negotiations with local workers councils, the majority of which were concluded in April 2012. We recorded Integration Program charges in operations as a part of selling, general and administrative expenses primarily within our Europe, EEMEA, Asia Pacific and Latin America segments, as well as within general corporate expenses. See Note 7, Integration Program and Cost Savings Initiatives, to the consolidated financial statements for additional information.

Cost Savings Initiatives

Cost savings initiatives generally include exit, disposal and other project costs outside of our Integration Program and 2012-2014 Restructuring Program and consist of the following specific initiatives:

•	In 2013, we recorded a $20 million charge primarily within the segment operating income of Latin America related to severance benefits provided to terminated employees and one-time charges and within the segment operating income of North America related to supply chain reinvention team expenses.
•	In 2012, we recorded a $21 million charge primarily within the segment operating income of Europe related to severance benefits provided to terminated employees and charges in connection with the reorganization within the Europe and EEMEA segments (the “Europe reorganization”).
•	In 2011, we recorded a $61 million charge primarily within the segment operating income of Europe related to severance benefits provided to terminated employees and charges in connection with the Europe reorganization. We also reversed approximately $15 million of cost savings initiative program costs across the North America, Europe and EEMEA segments.

Accounting Calendar Changes in 2013 and 2011

The majority of our operating subsidiaries report results as of the last calendar day of the period. In connection with moving toward a common consolidation date across the Company, in the first quarter of 2013, we changed the consolidation date for our Europe segment. The change in the consolidation date for our Europe segment had a favorable impact of $37 million on net revenues and $6 million on operating income in 2013. At this time, primarily our North American operating subsidiaries report results as of the last Saturday of the period.

Prior to these changes, in 2012 and 2011, the majority of our operating subsidiaries reported results as of the last Saturday of the year. In 2011, the last Saturday of the year fell on December 31, so our 2011 results included one more week of operating results (“53rd week”) than 2013 or 2012, which each had 52 weeks. In 2011, we also changed the consolidation dates for certain operations of our Europe, Latin America and EEMEA segments. Previously, these operations primarily reported results two weeks prior to the end of the period. Subsequent to the 2011 changes, the majority of our Europe segment reported results as of the last Saturday of each period and certain operations within our Latin America and EEMEA segments began to report results as of the last calendar day of the period or the last Saturday of the period. These changes and the 53rd week in 2011 resulted in a favorable impact to net revenues of $679 million and a favorable impact of $93 million to operating income in 2011.

We believe these changes will improve business planning and financial reporting by better matching the close dates of the operating subsidiaries and bringing the reporting date closer to the period-end date. As the effect to prior-period results was not material, we have not revised prior-period results.

Tender Offer

On December 18, 2013, we completed a cash tender offer and retired $3.4 billion of our long-term U.S. dollar debt. We recorded a $612 million loss on debt extinguishment and related expenses due primarily to the amount we paid to retire the debt in excess of its carrying value and from recognizing unamortized discounts and deferred financing costs in earnings at the time of the debt extinguishment. See Note 8, Debt and Borrowing Arrangements, for additional information.

Benefit from Indemnification Resolution

As part of our 2010 Cadbury acquisition, we became the responsible party for tax matters under the Cadbury Schweppes Plc and Dr Pepper Snapple Group, Inc. (“DPSG”) Tax Sharing and Indemnification Agreement dated May 1, 2008 (“Tax Indemnity”) for certain 2007 and 2008 transactions relating to the demerger of Cadbury’s Americas Beverage business. A U.S. federal tax audit of DPSG for the 2006-2008 tax years was concluded with the IRS in August 2013. As a result, we recorded a favorable after-tax impact of $363 million due to the reversal of the accrued liability in excess of the amount we paid to DPSG under the Tax Indemnity. We recorded $336 million in selling, general and administrative expenses, $49 million in interest and other expense, net, and $22 million of tax expense in the year ended December 31, 2013.

Provision for Income Taxes

Our income tax provision could be significantly affected by a shift in pre-tax income between foreign jurisdictions, from foreign jurisdictions to the U.S. or by changes in foreign or U.S. tax laws and regulations that apply to the earnings of foreign subsidiaries as well as other factors.

Our 2013 effective tax rate of 2.5% was favorably impacted by the mix of pre-tax income in various foreign jurisdictions, net tax benefits from discrete one-time events and the non-taxable portion of the Cadbury acquisition related indemnification resolution, partially offset by an unfavorable tax law change. The $299 million of discrete one-time events primarily related to favorable tax audit settlements and expirations of statutes of limitations in several jurisdictions and the net reduction of U.K. deferred tax liabilities resulting from tax legislation enacted during 2013 that reduced U.K. corporate income tax rates.

Our 2012 revised effective tax rate of 9.5% was favorably impacted by the mix of pre-tax income in various foreign jurisdictions and net tax benefits from discrete one-time tax events, partially offset by non-deductible expenses. The $140 million of discrete one-time events primarily related to the net reduction of U.K. deferred tax liabilities resulting from tax legislation enacted during 2012 that reduced U.K. corporate income tax rates and net favorable tax audit settlements.

Our 2011 revised effective tax rate of 6.2% was favorably impacted by the mix of pre-tax income in various foreign jurisdictions and net tax benefits of $253 million from discrete one-time events, primarily from the net reduction of U.K. deferred tax liabilities resulting from tax legislation enacted in 2011 that reduced U.K. corporate income tax rates, the net favorable impact from tax audit developments during the year, the reversal of valuation allowances on certain foreign deferred tax assets that are now expected to be realized and adjustments to taxes payable as a result of tax return filings.

Consolidated Results of Operations

The following discussion compares our consolidated results of operations for 2013 with 2012 and 2012 with 2011.

2013 compared with 2012

	For the Years Ended December 31,
	2013	2012	$ change	% change
	(in millions, except per share data)

Net revenues	$35,299	$35,015	$284	0.8%

Operating income	3,971	3,637	334	9.2%

Earnings from continuing operations	2,332	1,606	726	45.2%

Net earnings attributable to Mondelēz International	3,915	3,067	848	27.6%

Diluted earnings per share from continuing operations attributable to Mondelēz International	1.29	0.88	0.41	46.6%

Diluted earnings per share attributable to Mondelēz International	2.19	1.71	0.48	28.1%

Net Revenues – Net revenues increased $284 million (0.8%) to $35,299 million in 2013, and Organic Net Revenues(1) increased $1,338 million (3.9%) to $35,938 million. The changes in net revenues and Organic Net Revenue are detailed below:

Change in net revenues (by percentage point)
Favorable volume/mix	3.4pp
Higher net pricing	0.5pp

Total change in Organic Net Revenues(1)	3.9%
Unfavorable foreign currency	(2.4)pp
Impact of divestitures	(1.0)pp
Impact of acquisition	0.2pp
Impact of accounting calendar change	0.1pp

Total change in net revenues	0.8%

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.

Organic Net Revenues growth was driven by favorable volume/mix and higher net pricing. Favorable volume/mix was driven primarily by higher shipments across all segments except Asia Pacific. Higher net pricing in Latin America, primarily related to Venezuela, Argentina and Brazil, and in North America was partially offset by lower net pricing in Europe, Asia Pacific and EEMEA, primarily due to lower coffee prices. Unfavorable foreign currency decreased net revenues by $837 million, due primarily to the devaluation of the Venezuelan bolivar and the strength of the U.S. dollar relative to most foreign currencies, including the Brazilian real, Argentinean peso, Australian dollar, Indian rupee, Japanese yen and South African rand, partially offset by the strength of the euro relative the U.S. dollar. The impact of divestitures resulted in a year-over-year decrease in net revenues of $345 million. In addition, the acquisition of a biscuit operation in Morocco added $91 million in net revenues and the accounting calendar change in Europe added $37 million in net revenues in 2013.

Operating Income - Operating income increased $334 million (9.2%) to $3,971 million in 2013, Adjusted Operating Income(1) decreased $1 million (0.0%) to $4,213 million and Adjusted Operating Income (on a constant currency basis)(1) increased $199 million (4.7%) to $4,413 million due to the following:

	Operating
	Income	Change
	(in millions)	(percentage point)
Operating Income for the Year Ended December 31, 2012	$3,637
Spin-Off Costs	444	10.6pp
Integration Program costs	140	3.0pp
2012-2014 Restructuring Program costs	110	2.3pp
Spin-Off pension expense adjustment (2)	68	1.7pp
Acquisition-related costs	1	–
Net gain on divestitures	(107)	(2.5)pp
Operating income from divestitures	(79)	(1.7)pp

Adjusted Operating Income for the Year Ended December 31, 2012 (1)	$4,214

Favorable volume/mix	495	11.6pp
Higher net pricing	157	3.7pp
Higher input costs	(333)	(7.9)pp
Higher selling, general and administrative expenses	(246)	(5.7)pp
Gains on sales of property in 2013	68	1.6pp
Gains on sales of property in 2012	(77)	(1.8)pp
Change in unrealized gains/losses on hedging activities	61	1.4pp
Intangible asset impairment charge in 2012	52	1.3pp
Impact from acquisition	16	0.4pp
Impact of accounting calendar changes	6	0.1pp

Total change in Adjusted Operating Income (constant currency) (1)	199	4.7%

Unfavorable foreign currency - translation	(146)	(3.4)pp
Unfavorable foreign currency - Venezuela net monetary assets	(54)	(1.3)pp

Total change in Adjusted Operating Income	(1)	0.0%

Adjusted Operating Income for the Year Ended December 31, 2013 (1)	$4,213
Benefit from indemnification resolution	336	9.3pp
Integration Program and other integration costs	(220)	(5.0)pp
Spin-Off Costs	(62)	(1.5)pp
2012-2014 Restructuring Program costs	(330)	(7.8)pp
Net gain on acquisition and divestitures	30	0.7pp
Operating income from divestitures	6	0.1pp
Acquisition-related costs	(2)	–

Operating Income for the Year Ended December 31, 2013	$3,971	9.2%

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.
(2)	Represents the estimated annual benefit plan expense associated with certain benefit plan obligations transferred to Kraft Foods Group in the Spin-Off.

Favorable volume/mix was driven primarily by volume gains across all segments except for Asia Pacific. During 2013, increased input costs outpaced higher net pricing. The increase in input costs was driven by higher raw material costs, in part due to higher foreign exchange transaction costs on imported materials, partially offset by lower manufacturing costs. Higher net pricing in Latin America and North America was partially offset by lower net pricing in Europe, Asia Pacific and EEMEA, primarily due to lower coffee pricing. Total selling, general and administrative expenses decreased $497 million from 2012, due in part to lower Spin-Off Costs, a benefit from the resolution of the Cadbury acquisition-related indemnification, a favorable foreign currency impact net of the negative impact from the devaluation of our net monetary assets in Venezuela, gains on the sales of properties in 2013 and the impact of businesses divested in 2013 and 2012, which were partially offset by gains on sales of properties in 2012, higher Integration Program costs, higher 2012-2014 Restructuring Program costs and the inclusion of expenses related to the acquired biscuit operations in Morocco. Excluding these factors, selling, general and administrative expenses increased $246 million from 2012, driven primarily by higher overhead costs in emerging markets, including investments in sales capabilities and route-to-market expansion in emerging markets, the 2012 reversal of reserves carried over from the Cadbury acquisition in 2010 and no longer required, prior-year proceeds from insurance settlements and higher advertising and consumer promotion costs in Asia Pacific, EEMEA and Latin America. In 2013, we divested properties in Europe and India and recorded pre-tax gains of $68 million. In 2012, we divested properties in Russia and Turkey and recorded pre-tax gains of $77 million. The change in unrealized gains/(losses) added $61 million in operating income for 2013. Within asset impairment and exit costs, we also recorded in 2012 an asset impairment charge of $52 million related to a trademark in Japan. The acquisition of a biscuit operation in Morocco added $16 million in operating income for 2013. Accounting calendar changes that went into effect in Europe in the first quarter of 2013 increased operating income by $6 million. Unfavorable foreign currency decreased operating income by $200 million, due primarily to the devaluation of the Venezuelan bolivar (including the $54 million devaluation of our net monetary assets in Venezuela) and the strength of the U.S. dollar relative to most foreign currencies, including the Brazilian real, Argentinean peso, Indian rupee, Japanese yen, South African rand and Russian ruble, partially offset by the strength of the euro relative to the U.S. dollar.

Operating income margin increased from 10.4% in 2012 to 11.2% in 2013. Adjusted Operating Income margin decreased from 12.2% in 2012 to 12.0% in 2013. The decrease in Adjusted Operating Income margin was driven primarily by a modest decline in gross margin, due to the timing of price increases to cover rising foreign exchange transaction costs on imported raw materials in the second half of the year, and the unfavorable currency impact due to the devaluation of our net monetary assets in Venezuela, partially offset by the benefit of leverage on our selling, general and administrative expenses.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $3,915 million increased by $848 million (27.6%) in 2013. Diluted EPS attributable to Mondelēz International was $2.19 in 2013, up $0.48 (28.1%) from $1.71 in 2012. Diluted EPS from continuing operations attributable to Mondelēz International was $1.29 in 2013, up $0.41 (46.6%) from $0.88 in 2012. Adjusted EPS(1) was $1.51 in 2013, up $0.10 (7.1%) from $1.41 in 2012. Adjusted EPS (on a constant currency basis)(1) was $1.60 in 2013, up $0.19 (13.5%) from $1.41 in 2012. These changes, shown net of tax below, were due to the following:

Diluted EPS

Diluted EPS Attributable to Mondelēz International for the Year Ended December 31, 2012	$1.71
Discontinued operations	0.83

Diluted EPS Attributable to Mondelēz International from Continuing Operations for the Year Ended December 31, 2012	0.88
Spin-Off Costs (2)	0.39
Integration Program costs	0.08
2012-2014 Restructuring Program costs	0.04
Spin-Off interest expense adjustment (3)	0.06
Spin-Off pension expense adjustment (4)	0.02
Net gain on divestitures	(0.03)
Net earnings from divestitures	(0.03)

Adjusted EPS for the Year Ended December 31, 2012 (1)	1.41
Increase in operations	0.04
Gains on sales of property in 2013	0.03
Gains on sales of property in 2012	(0.03)
Change in unrealized gains / (losses) on hedging activities	0.03
Intangible asset impairment charge in 2012	0.02
Lower interest and other expense, net (5)	0.03
Changes in shares outstanding	–
Changes in income taxes	0.07

Adjusted EPS for the Year Ended December 31, 2013 (constant currency) (1)	1.60

Unfavorable foreign currency - translation	(0.06)
Unfavorable foreign currency - Venezuela net monetary assets	(0.03)

Adjusted EPS for the Year Ended December 31, 2013 (1)	1.51
Spin-Off Costs(2)	(0.02)
2012-2014 Restructuring Program costs	(0.14)
Integration Program and other acquisition integration costs	(0.10)
Loss on debt extinguishment and related expenses (6)	(0.22)
Net benefit from indemnification resolution (7)	0.20
Net gain on acquisition and divestitures	0.04
Residual tax benefit impact due to resolution of Starbucks arbitration	0.02
Acquisition-related costs	–
Net earnings from divestitures	–

Diluted EPS Attributable to Mondelēz International from Continuing Operations for the Year Ended December 31, 2013	1.29
Discontinued operations	0.90

Diluted EPS Attributable to Mondelēz International for the Year Ended December 31, 2013	$2.19

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.
(2)	Spin-Off costs include $62 million of pre-tax Spin-Off Costs in selling, general and administrative expense in 2013 and $444 million of pre-tax Spin-Off Costs in selling, general and administrative expense and $609 million of pre-tax Spin-Off Costs in interest expense in 2012.
(3)	Represents interest expense associated with the assumed reduction of $6 billion of our debt on January 1, 2011 from the utilization of funds received from the $6 billion of notes Kraft Foods Group issued in 2012 in connection with our Spin-Off capitalization plan. Note during the year ended December 31, 2012, a portion of the $6 billion of debt was retired. As such, we adjusted interest expense during this period as if this debt had been repaid on January 1, 2012 to ensure consistency of our assumption and related results.
(4)	Represents the estimated annual benefit plan expense associated with certain benefit plan obligations transferred to Kraft Foods Group in the Spin-Off.
(5)	Excludes the favorable foreign currency impact on interest expense related to our foreign denominated debt, the change in interest expense included in Spin-Off Costs and the change in interest expense associated with the assumed reduction of $6 billion of our debt on January 1, 2012 from the utilization of funds received from the $6 billion of notes Kraft Foods Group issued directly and cash proceeds distributed to us in June 2012 in connection with our Spin-Off capitalization plan.
(6)	On December 18, 2013, we completed a cash tender offer and retired $3.4 billion of outstanding long term debt. We recorded a pre-tax loss on debt extinguishment and related expenses of $612 million within interest expense for the amount paid to retire the debt in excess of its carrying value and from recognizing unamortized discounts and deferred financing costs in earnings at the time of the debt extinguishment.
(7)	As part of our 2010 Cadbury acquisition, we became the responsible party for tax matters under the Cadbury Schweppes Plc and Dr Pepper Snapple Group, Inc. (“DPSG”) Tax Sharing and Indemnification Agreement dated May 1, 2008 (“Tax Indemnity”) for certain 2007 and 2008 transactions relating to the demerger of Cadbury’s Americas Beverage business. A U.S. federal tax audit of DPSG for the 2006-2008 tax years was concluded with the IRS in August 2013. As a result, we recorded a favorable pre-tax impact of $385 million ($363 million net of tax) in 2013 due to the reversal of the accrued liability in excess of the amount we paid to DPSG under the Tax Indemnity.

2012 compared with 2011

	For the Years Ended December 31,
	2012	2011	$ change	% change
	(in millions, except per share data)

Net revenues	$35,015	$35,810	$(795)	(2.2%	)

Operating income	3,637	3,498	139	4.0%

Earnings from continuing operations	1,606	1,764	(158)	(9.0%	)

Net earnings attributable to Mondelēz International	3,067	3,554	(487)	(13.7%	)

Diluted earnings per share from continuing operations attributable to Mondelēz International	0.88	0.99	(0.11)	(11.1%	)

Diluted earnings per share attributable to Mondelēz International	1.71	2.01	(0.30)	(14.9%	)

Net Revenues – Net revenues decreased $795 million (2.2%) to $35,015 million in 2012, and Organic Net Revenues(1) increased $1,531 million (4.4%) to $36,347 million. The changes in net revenues and Organic Net Revenue are detailed below:

Change in net revenues (by percentage point)
Higher net pricing	3.3pp
Favorable volume/mix	1.1pp

Total change in Organic Net Revenues (1)	4.4%
Unfavorable foreign currency	(4.4)pp
Impact of accounting calendar changes (including the 53rd week of shipments)	(2.0)pp
Impact of divestitures	(0.2)pp

Total change in net revenues	(2.2)%

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.

Organic Net Revenue growth was driven by higher net pricing and favorable volume/mix. Higher net pricing, including the impact of pricing actions from the prior year, was realized across all reportable segments as we increased pricing to offset higher input costs. Favorable volume/mix was driven by higher shipments in Asia Pacific, EEMEA and Europe, partially offset by lower shipments in North America, driven primarily by the completion of a co-manufacturing agreement from a previous divestiture, and Latin America. Unfavorable foreign currency decreased net revenues by $1,576 million, due primarily to the strength of the U.S. dollar relative to most foreign currencies, primarily the euro, Brazilian real, Indian rupee, Argentinean peso, South African rand, Russian ruble and Mexican peso. Accounting calendar changes in 2011 resulted in a year-over-year decrease in net revenues of $679 million. The impact of divestitures also resulted in a year-over-year decrease in net revenues of $72 million.

Operating Income – Operating income increased $139 million (4.0%) to $3,637 million in 2012, Adjusted Operating Income(1) increased $138 million (3.4%) to $4,235 million and Adjusted Operating Income (on a constant currency basis)(1) increased $291 million (7.1%) to $4,388 million due to the following:

	Operating
	Income	Change
	(in millions)	(percentage point)
Operating Income for the Year Ended December 31, 2011	$3,498
Integration Program costs	521	14.7pp
Spin-Off pension expense adjustment (2)	91	2.7pp
Spin-Off Costs	46	1.4pp
Operating income from divested businesses	(59)	(1.5)pp

Adjusted Operating Income for the Year Ended December 31, 2011 (1)	$4,097

Higher net pricing	1,132	28.4pp
Higher input costs	(598)	(15.0)pp
Favorable volume/mix	114	2.8pp
Higher selling, general and administrative expenses	(293)	(7.2)pp
Impact of accounting calendar changes	(93)	(2.5)pp
Gain on sale of property	55	1.3pp
Intangible asset impairment charge	(52)	(1.3)pp
Change in unrealized gains/losses on hedging activities	37	0.9pp
Other, net	(11)	(0.3)pp

Total change in Adjusted Operating Income (constant currency) (1)	291	7.1%

Unfavorable foreign currency	(153)	(3.7)pp

Total change in Adjusted Operating Income	138	3.4%

Adjusted Operating Income for the Year Ended December 31, 2012 (1)	$4,235
Spin-Off Costs	(444)	(12.3)pp
Integration Program costs	(140)	(3.4)pp
2012-2014 Restructuring Program costs	(110)	(3.0)pp
Spin-Off pension expense adjustment (2)	(68)	(1.9)pp
Acquisition-related costs	(1)	(0.1)pp
Net gain on divestitures	107	2.6pp
Operating income from divested businesses	58	1.4pp

Operating Income for the Year Ended December 31, 2012	$3,637	4.0%

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.
(2)	Represents the estimated annual benefit plan expense associated with certain benefit plan obligations transferred to Kraft Foods Group in the Spin-Off. The estimate of $91 million was based on market conditions and benefit plan assumptions as of January 1, 2012. For the year ended December 31, 2012, a prorated estimate of $68 million was reflected for the nine months prior to the Spin-Off and transfer of the benefit plan obligations to Kraft Foods Group.

Higher net pricing, including the impact of pricing actions taken in the prior year, outpaced increased input costs during 2012. The increase in input costs was driven by higher raw material costs, partially offset by lower manufacturing costs. Favorable volume/mix was driven by strong contributions from Europe, Asia Pacific and EEMEA, partially offset by an unfavorable impact in North America and Latin America. Total selling, general and administrative expenses decreased $206 million from 2011, including the benefits from a favorable impact of foreign currency on expenses, lower Integration Program costs (including the reversal of previously accrued Integration Program charges primarily related to planned and announced position eliminations that did not occur), higher expenses in the prior year related to accounting calendar changes, divested businesses and a gain on the sale of a property in Russia, which were partially offset by the Spin-Off Costs and 2012-2014 Restructuring Program costs incurred in 2012. Excluding these factors, selling, general and administrative expenses increased $293 million from 2011, driven primarily by higher advertising and consumer promotion costs in each of the geographic units, partially offset by the reversal of reserves carried over from the Cadbury acquisition in 2010 and no longer required. Accounting calendar changes made in 2011 (including the 53rd week of shipments in 2011) decreased operating income by $93 million. In 2012, we divested property located in Russia and recorded a pre-tax gain of $55 million. In addition, we divested properties located in Turkey in 2012 and in 2011 which had an immaterial year-over-year impact on operating income. During 2012, we recorded $52 million related to a trademark impairment in Japan. The change in unrealized gains / (losses) on hedging activities increased operating income by $37 million, as we recognized gains of $1 million in 2012, versus losses of $36 million in 2011. Unfavorable foreign currency decreased operating income by $153 million, due primarily to the strength of the U.S. dollar relative to most foreign currencies, primarily the euro, Brazilian real, Argentinean peso and Indian rupee, partially offset by the impact of adjustments in the prior year related to the highly inflationary Venezuelan economy.

Operating income margin increased, from 9.8% in 2011 to 10.4% in 2012. Adjusted Operating Income margin increased from 11.5% in 2011 to 12.2% in 2012. The increase in Adjusted Operating Income margin was due primarily to a modest increase in gross margin, reflecting the impact of pricing actions net of increased input costs and the favorable change in unrealized gains on hedging activities, and overhead leverage, partially offset by the impact of higher advertising and consumer promotion costs.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $3,067 million decreased by $487 million (13.7%) in 2012. Diluted EPS attributable to Mondelēz International was $1.71 in 2012, down 14.9% from $2.01 in 2011. Diluted EPS from continuing operations attributable to Mondelēz International was $0.88 in 2012, down 11.1% from $0.99 in 2011. Adjusted EPS(1) was $1.41 in 2012, up $0.01 (0.7%) from $1.40 in 2011. Adjusted EPS (on a constant currency basis)(1) was $1.47 in 2012, up $0.07 (5.0%) from $1.40 in 2011. These changes, shown net of tax below, were due to the following:

Diluted EPS

Diluted EPS Attributable to Mondelēz International for the Year Ended December 31, 2011	$2.01
Discontinued operations	1.02

Diluted EPS Attributable to Mondelēz International from Continuing Operations for the Year Ended December 31, 2011	0.99
Integration Program costs	0.28
Spin-Off interest expense adjustment (2)	0.11
Spin-Off pension expense adjustment (3)	0.03
Spin-Off Costs	0.02
Net earnings from divested businesses	(0.03)

Adjusted EPS for the Year Ended December 31, 2011 (1)	1.40
Increases in operations	0.16
Impact of accounting calendar changes	(0.04)
Gain on sale of property	0.02
Intangible asset impairment charge	(0.02)
Change in unrealized gains/losses on hedging activities	0.02
Lower interest and other expense, net (4)	0.09
Changes in income taxes	(0.15)
Higher shares outstanding	(0.01)

Adjusted EPS for the Year Ended December 31, 2012 (constant currency) (1)	1.47

Unfavorable foreign currency	(0.06)

Adjusted EPS for the Year Ended December 31, 2012 (1)	1.41
Spin-Off Costs (5)	(0.39)
Integration Program costs	(0.08)
2012-2014 Restructuring Program costs	(0.04)
Spin-Off interest expense adjustment (2)	(0.06)
Spin-Off pension expense adjustment (3)	(0.02)
Net gain on divestitures	0.03
Net earnings from divested businesses	0.03

Diluted EPS Attributable to Mondelēz International from Continuing Operations for the Year Ended December 31, 2012	0.88
Discontinued operations	0.83

Diluted EPS Attributable to Mondelēz International for the Year Ended December 31, 2012	$1.71

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.
(2)	Represents interest expense associated with the assumed reduction of $6 billion of our debt on January 1, 2011 from the utilization of funds received from the $6 billion of notes Kraft Foods Group issued directly and cash proceeds distributed to us in June 2012 in connection with our Spin-Off capitalization plan. Note during the year ended December 31, 2012, a portion of the $6 billion of debt was retired. As such, we adjusted interest expense during this period as if this debt had been repaid on January 1, 2011 to ensure consistency of our assumption and related results.
(3)	Represents the estimated annual benefit plan expense associated with certain benefit plan obligations transferred to Kraft Foods Group in the Spin-Off. The estimate of $91 million was based on market conditions and benefit plan assumptions as of January 1, 2012. For the year ended December 31, 2012, a prorated estimate of $68 million was reflected for the nine months prior to the Spin-Off and transfer of the benefit plan obligations to Kraft Foods Group.
(4)	Excludes the favorable foreign currency impact on interest expense related to our foreign denominated debt, the change in interest expense included in Spin-Off costs and the change in interest expense associated with the assumed reduction of $6 billion of our debt on January 1, 2011 from the utilization of funds received from the $6 billion of notes Kraft Foods Group issued directly and cash proceeds distributed to us in June 2012 in connection with our Spin-Off capitalization plan.
(5)	Spin-Off costs include $444 million of pre-tax Spin-Off Costs in selling, general and administrative expense and $609 million of pre-tax Spin-Off Costs in interest expense.

Results of Operations by Reportable Segment

Effective January 1, 2013, we reorganized our operations and management into five reportable operating segments:

•	Latin America
•	Asia Pacific
•	EEMEA
•	Europe
•	North America

We changed and flattened our operating structure to reflect our greater concentration of operations in high-growth emerging markets and to further enhance collaboration across regions, expedite decision making and drive greater efficiencies to fuel our growth. We have presented our segment results reflecting the changes for all periods presented.

We manage the operations within Latin America, Asia Pacific and EEMEA by location and Europe and North America by product category.

The following discussion compares our segment results from continuing operations for the following periods:

	For the Years Ended December 31,
	2013	2012	2011
	(in millions)

Net revenues:
Latin America	$5,382	$5,396	$5,403
Asia Pacific	4,952	5,164	4,864
EEMEA	3,915	3,735	3,836
Europe	14,059	13,817	14,874
North America	6,991	6,903	6,833

Net revenues	$35,299	$35,015	$35,810

Earnings from continuing operations before income taxes:
Operating income:
Latin America	$570	$769	$759
Asia Pacific	512	657	682
EEMEA	379	506	433
Europe	1,699	1,762	1,586
North America	889	781	787
Unrealized gains / (losses) on hedging activities	62	1	(36)
General corporate expenses	(287)	(728)	(488)
Amortization of intangibles	(217)	(217)	(225)
Benefit from indemnification resolution	336	–	–
Net gain on acquisition and divestitures	30	107	–
Acquisition-related costs	(2)	(1)	–

Operating income	3,971	3,637	3,498
Interest and other expense, net	(1,579)	(1,863)	(1,618)

Earnings from continuing operations before income taxes	$2,392	$1,774	$1,880

As discussed in Note 17, Segment Reporting, we use segment operating income to evaluate segment performance and allocate resources. We believe it is appropriate to disclose this measure to help investors analyze segment performance and trends. Coincident with the change in reportable segment structure, segment operating income for our North America region also changed to include all U.S. pension plan expenses, a portion of which was previously excluded from segment operating results evaluated by management as the costs were centrally managed. Segment operating income excludes unrealized gains and losses on hedging activities (which are a component of cost of sales), general corporate expenses (which are a component of selling, general and administrative expenses), amortization of intangibles, the benefit from the Cadbury acquisition-related indemnification resolution (which is a component of selling, general and administrative expenses), gains and losses on divestitures and acquisitions and acquisition-related costs (which are a component of selling, general and administrative expenses) in all periods presented. We exclude unrealized gains and losses on hedging activities, general corporate expenses, amortization of intangibles, the benefit from the Cadbury acquisition-related indemnification resolution, gains and losses on divestitures and acquisitions and acquisition-related costs from segment operating income in order to provide better transparency of our segment operating results. Furthermore, we centrally manage interest and other expense, net. Accordingly, we do not present these items by segment because they are excluded from the segment profitability measure that management reviews.

In connection with our 2012-2014 Restructuring Program, we recorded restructuring charges of $267 million in 2013 and $102 million in 2012 in operations, as a part of asset impairment and exit costs. We also recorded implementation costs of $63 million in 2013 and $8 million in 2012 in operations, as a part of cost of sales and selling, general and administrative expenses. These charges were recorded primarily within our EEMEA, Europe and North America segments.

We recorded Integration Program charges of $216 million in 2013, $185 million in 2012 and $521 million in 2011. At December 31, 2013, $101 million of our net Integration Program liability was recorded within other current liabilities and $44 million, primarily related to leased facilities no longer in use, was recorded within other long-term liabilities. During 2012, within our Europe segment, we refined our estimate of 2010 Integration Program charges by $45 million primarily related to planned and announced position eliminations that did not occur upon concluding the majority of local workers council negotiations in April 2012. We recorded charges in the Integration Program in operations, as a part of selling, general and administrative expenses primarily within our Europe, Asia Pacific, Latin America and EEMEA segments as well as within general corporate expenses.

In 2012, we recorded a $44 million benefit within our Europe segment related to the reversal of reserves carried over from the Cadbury acquisition in 2010 which was subsequently determined to not be required.

In 2013, we acquired the remaining interest in a biscuit operation in Morocco, which is now a wholly-owned subsidiary within our EEMEA segment. We incurred acquisition-related costs of $7 million, which were recorded within selling, general and administrative expenses and interest and other expense, net. In 2013, we also recorded integration charges of $4 million within the segment operating income of EEMEA related to our acquisition of a biscuit operation in Morocco. We recorded these charges in selling, general and administrative expenses within our EEMEA segment. There were no significant acquisitions in 2012 or 2011.

In 2013, we received cash proceeds of $60 million and pre-tax gains of $8 million for divestitures in Turkey, South Africa and Spain.

In 2012, we completed several divestitures within our Europe segment which generated cash proceeds of $200 million and pre-tax gains of $107 million. The divestitures primarily included a dinners and sauces grocery business in Germany and Belgium and a canned meat business in Italy. In 2011, there were no significant divestitures.

In 2013, we sold properties in Italy, the United Kingdom and Norway within our Europe segment and in India within our Asia Pacific segment. The Europe property sales generated $29 million in pre-tax net gains and $37 million of cash proceeds. We also have a $52 million receivable related to the United Kingdom property sale. The India property sale generated a $39 million pre-tax gain and $53 million of cash proceeds. The gains were recorded within selling, general and administrative expenses and cash proceeds were recorded in cash flows from other investing activities in the year ended December 31, 2013.

In 2012, we sold property in Russia and Turkey within our EEMEA segment. The Turkey property sale generated a $22 million pre-tax gain and $29 million of cash proceeds and the Russia property sale generated a $55 million pre-tax gain and $72 million of cash proceeds. The gains were recorded within selling, general and administrative expenses and the cash proceeds from the sales were recorded in cash flows from other investing activities.

On February 8, 2013, the Venezuelan government announced the devaluation of the official Venezuelan bolivar exchange rate from 4.30 bolivars to 6.30 bolivars to the U.S. dollar and the elimination of the second-tier, government-regulated SITME exchange rate previously applied to value certain types of transactions. In connection with the announced changes, we recorded a $54 million unfavorable foreign currency charge related to the devaluation of our net monetary assets in Venezuela. The charge was recorded in selling, general and administrative expenses within our Latin America segment. We also incurred net unfavorable devaluation-related foreign currency impacts within our pre-tax earnings of $67 million during the year ended December 31, 2013 related to translating the earnings of our Venezuelan subsidiary to the U.S. dollar at the new exchange rate. During 2012 and 2011, we recorded immaterial foreign currency impacts in connection with highly inflationary accounting for Venezuela.

On March 19, 2013, the Venezuelan government announced a new auction-based currency transaction program referred to as SICAD. SICAD allows entities in specific sectors to bid for U.S. dollars to be used for specified import transactions. The minimum exchange rate to be offered under SICAD is 6.30 bolivars to the U.S. dollar. As of the week ended December 30, 2013, the published SICAD rate offered was 11.30 bolivars to the U.S. dollar. To date, availability of U.S. dollars at either exchange rate continues to be limited.

On January 24, 2014, the Venezuelan government announced the expansion of the SICAD auction program to prospective dividends and royalties and new profit margin controls. As our Venezuelan subsidiaries declare dividends or pay royalties in the future, based on the availability of U.S. dollars exchanged under the SICAD program, the realized exchange losses on payments made in U.S. dollars would be recognized in earnings. On profit level controls, we continue to evaluate the announced measures and will look to protect net revenues and profitability.

In light of the current difficult macroeconomic environment in Venezuela, we continue to monitor and actively manage our investment and exposures in Venezuela. In 2013, our net revenues in Venezuela were approximately $800 million. At December 31, 2013, our net monetary assets denominated in the Venezuelan bolivar were $257 million in U.S. dollars applying the official exchange rate. If the official exchange rate were to devalue further or if the currently less favorable SICAD exchange rate were extended to apply to a greater portion of our net monetary assets in Venezuela, we could recognize a material devaluation charge in earnings. We continue to monitor the currency developments in Venezuela and take protective measures against currency devaluation such as converting monetary assets into non-monetary assets which we can use in our business.

On January 23, 2014, the Central Bank of Argentina adjusted its currency policy, removed its currency stabilization measures and allowed the Argentine peso exchange rate to float relative to the U.S. dollar. The value of the Argentine peso relative to the U.S. dollar fell by 15% on that day, and further volatility in the exchange rate is likely. At this time, based on the current state of Argentine currency rules and regulations, the business environment remains challenging, however, we do not expect the existing controls and restrictions to have a material adverse effect on our business, financial condition or results of operations. In 2013, our net revenues in Argentina were approximately $800 million. We continue to monitor developments in Argentina and explore additional measures to protect our operations and net monetary position there.

Net changes in unrealized gains / (losses) relate to currency and commodity hedging activity and were $62 million in 2013, $1 million in 2012 and $(36) million in 2011. Once the unrealized gains or losses become realized and the hedged item affects earnings, the realized gains or losses are reclassified to segment operating income.

The 2013 decrease in general corporate expenses was due primarily to lower Spin-Off Costs and lower corporate functions and project expenses. Spin-Off Costs decreased $345 million from $407 to $62 million and corporate functions and project expenses decreased $69 million from $277 million to $208 million. The 2012 increase in general corporate expenses was due primarily to $407 million of Spin-Off Costs recorded within general corporate expenses, partially offset by lower Integration Program costs.

As part of our 2010 Cadbury acquisition, we became the responsible party for tax matters under the Cadbury Schweppes Plc and Dr Pepper Snapple Group, Inc. (“DPSG”) Tax Sharing and Indemnification Agreement dated May 1, 2008 (“Tax Indemnity”) for certain 2007 and 2008 transactions relating to the demerger of Cadbury’s Americas Beverage business. A U.S. federal tax audit of DPSG for the 2006-2008 tax years was concluded with the IRS in August 2013. As a result, we recorded a favorable impact of $336 million in selling, general and administrative expenses and $49 million in interest and other expense, net for a total pre-tax impact of $385 million ($363 million net of tax) in 2013 due to the reversal of the accrued liability in excess of the amount we paid to DPSG under the Tax Indemnity.

The 2013 decrease in interest and other expense, net was due primarily to the absence of Spin-Off Costs within interest expense as we recorded $609 million of Spin-Off Costs within interest expense in 2012, a reduction of long-term debt and a benefit from the Cadbury acquisition-related indemnification resolution. This was partially offset by a loss on debt extinguishment and related expenses of $612 million recorded within interest expense. The 2012 increase in interest and other expense, net was due primarily to $609 million of Spin-Off Costs recorded within interest expense, partially offset by a 2011 loss of $157 million related to several interest rate swaps that were settled in 2011, as well as lower long-term debt interest expense.

Latin America

	For the Years Ended December 31,
	2013	2012	$ change	% change
	(in millions)

Net revenues	$5,382	$5,396	$(14)	(0.3%)
Segment operating income	570	769	(199)	(25.9%)

	For the Years Ended December 31,
	2012	2011	$ change	% change
	(in millions)

Net revenues	$5,396	$5,403	$(7)	(0.1%)
Segment operating income	769	759	10	1.3%

2013 compared with 2012:

Net revenues decreased $14 million (0.3%), due to unfavorable foreign currency (12.6 pp), mostly offset by higher net pricing (11.4 pp) and favorable volume/mix (0.9 pp). Unfavorable foreign currency was due primarily to the Venezuelan bolivar devaluation and the strength of the U.S. dollar relative to the Brazilian real and Argentinean peso, partially offset by the strength of the Mexican peso relative to the U.S. dollar. Higher net pricing was reflected across the entire region except in Mexico. Favorable volume/mix was driven primarily by Brazil, partially offset by volume/mix declines in Argentina and Venezuela.

Segment operating income decreased $199 million (25.9%), due primarily to higher raw material costs, unfavorable foreign currency including the $54 million impact from the devaluation of net monetary assets in Venezuela, higher other selling, general and administrative expenses (including prior-year proceeds from an insurance settlement), higher manufacturing costs, higher 2012-2014 Restructuring Program costs, and higher advertising and consumer promotion costs, partially offset by higher net pricing and lower Spin-Off Costs.

2012 compared with 2011:

Net revenues decreased $7 million (0.1%), due to unfavorable foreign currency (8.7 pp), unfavorable volume/mix (0.5 pp) and the impact of the prior year’s accounting calendar changes (0.4 pp), partially offset by higher net pricing (9.5 pp). Unfavorable foreign currency was due primarily to the strength of the U.S. dollar relative to the Brazilian real, Argentinean peso and Mexican peso. Unfavorable volume/mix was driven primarily by Mexico and Venezuela, partially offset by volume/mix gains in Brazil, Colombia, Peru, Bolivia and Chile. Higher net pricing was reflected across the entire region, largely Argentina and Venezuela.

Segment operating income increased $10 million (1.3%), due primarily to higher net pricing, favorable volume/mix, lower Integration Program costs and lower other selling, general and administrative expenses (including proceeds from an insurance settlement), mostly offset by higher raw material costs, higher manufacturing costs, unfavorable foreign currency, Spin-Off Costs incurred and costs incurred for the 2012-2014 Restructuring Program.

Asia Pacific

	For the Years Ended December 31,
	2013	2012	$ change	% change
	(in millions)

Net revenues	$4,952	$5,164	$(212)	(4.1%)
Segment operating income	512	657	(145)	(22.1%)

	For the Years Ended December 31,
	2012	2011	$ change	% change
	(in millions)

Net revenues	$5,164	$4,864	$300	6.2%
Segment operating income	657	682	(25)	(3.7%)

2013 compared with 2012:

Net revenues decreased $212 million (4.1%), due to unfavorable foreign currency (4.7 pp) and lower net pricing (1.9 pp) partially offset by favorable volume/mix (2.5 pp). Unfavorable foreign currency was due primarily to the strength of the U.S. dollar relative to the Australian dollar, Indian rupee and Japanese yen. Lower net pricing was reflected in the region’s developed markets, partially offset by higher net pricing in the region’s emerging markets, primarily in India, the Philippines and Thailand. Favorable volume/mix was driven by the region’s emerging markets, primarily India, China, the Philippines and Malaysia, as well as in the region’s developed markets of Australia/New Zealand.

Segment operating income decreased $145 million (22.1%), due primarily to higher raw material costs, lower net pricing, unfavorable foreign currency, higher other selling, general and administrative expenses (including investments in sales capabilities and route-to-market expansion, the impacts of a gain on sale of property in India and prior-year proceeds from an insurance settlement) and higher advertising and consumer promotion costs, partially offset by lower manufacturing costs, a 2012 asset impairment charge related to a trademark in Japan, lower Spin-Off Costs and favorable volume/mix.

2012 compared with 2011:

Net revenues increased $300 million (6.2%), due to favorable volume/mix (4.0 pp) and higher net pricing (3.9 pp), partially offset by unfavorable foreign currency (1.7 pp). Favorable volume/mix was driven by the region’s emerging markets, primarily China, India, Thailand and the Philippines, as well as by the region’s developed markets of Australia/New Zealand. Higher net pricing was reflected in the region’s emerging markets, primarily China, India, Indonesia and the Philippines, partially offset by lower net pricing in the region’s developed markets. Unfavorable foreign currency was due primarily to the strength of the U.S. dollar relative to the Indian rupee, partially offset by the strength of the Chinese yuan and Australian dollar relative to the U.S. dollar.

Segment operating income decreased $25 million (3.7%), due primarily to higher advertising and consumer promotion costs, higher raw material costs, an asset impairment charge related to a trademark in Japan, Spin-Off Costs incurred, higher other selling, general and administrative expenses (net of proceeds from an insurance settlement), and unfavorable foreign currency, partially offset by higher net pricing, favorable volume/mix, lower manufacturing costs and lower Integration Program costs.

EEMEA

	For the Years Ended December 31,
	2013	2012	$ change	% change
	(in millions)

Net revenues	$3,915	$3,735	$180	4.8%
Segment operating income	379	506	(127)	(25.1%	)

	For the Years Ended December 31,
	2012	2011	$ change	% change
	(in millions)

Net revenues	$3,735	$3,836	$(101)	(2.6%	)
Segment operating income	506	433	73	16.9%

2013 compared with 2012:

Net revenues increased $180 million (4.8%), due to favorable volume/mix (11.0 pp) and the impact of the acquisition of a biscuit operation in Morocco (2.5 pp), partially offset by unfavorable foreign currency (4.7 pp), the impact of divestitures in Turkey and South Africa (2.2 pp) and lower net pricing (1.8 pp). Favorable volume/mix was driven primarily by Russia, Ukraine, Egypt, West Africa, Central and East Africa and South Africa. Unfavorable foreign currency was due to the strength of the U.S. dollar relative to most foreign currencies in the region, including the South African rand, Russian ruble and Egyptian pound. Lower net pricing was reflected primarily in Russia and Ukraine, due to lower coffee and chocolate pricing, partially offset by higher net pricing in the Gulf Cooperation Council (“GCC”) countries, South Africa and Egypt.

Segment operating income decreased $127 million (25.1%), due primarily to higher other selling, general and administrative expenses (including investments in sales capabilities and route-to-market expansion and a write-off of a $15 million VAT receivable that is no longer realizable), the 2012 gains on the sales of property in Russia and Turkey, lower net pricing, higher raw material costs, higher Integration Program and Morocco biscuit acquisition integration costs, unfavorable foreign currency, higher advertising and consumer promotion costs, higher 2012-2014 Restructuring Program costs and the impact of divestitures in Turkey and South Africa, partially offset by favorable volume/mix, lower manufacturing costs and the impact from the acquisition in Morocco.

2012 compared with 2011:

Net revenues decreased $101 million (2.6%), due to unfavorable foreign currency (4.6 pp) and the impact of the prior year’s accounting calendar changes including the 53rd week of shipments in 2011 (2.6 pp), partially offset by favorable volume/mix (2.5 pp) and higher net pricing (2.1 pp). Unfavorable foreign currency was due to the strength of the U.S. dollar relative to most foreign currencies in the region, including the Russian ruble, South African rand and Turkish lira. Favorable volume/mix was primarily driven by the GCC countries, Pakistan and Egypt. Higher net pricing was realized across most of the region, primarily South Africa, Turkey, Egypt and Ukraine.

Segment operating income increased $73 million (16.9%), due primarily to lower manufacturing costs, higher net pricing, gain on the sale of property in Russia, lower Integration Program costs and favorable volume/mix, partially offset by higher raw material costs, higher advertising and consumer promotion costs, higher other selling, general and administrative expenses and unfavorable foreign currency.

Europe

	For the Years Ended December 31,
	2013	2012	$ change	% change
	(in millions)

Net revenues	$14,059	$13,817	$242	1.8%
Segment operating income	1,699	1,762	(63)	(3.6%	)

	For the Years Ended December 31,
	2012	2011	$ change	% change
	(in millions)

Net revenues	$13,817	$14,874	$(1,057)	(7.1%	)
Segment operating income	1,762	1,586	176	11.1%

2013 compared with 2012:

Net revenues increased $242 million (1.8%), due to favorable volume/mix (3.2 pp), favorable foreign currency (2.1 pp) and the impact of an accounting calendar change (0.3 pp), partially offset by lower pricing (2.4 pp) and the impact of current and prior-year divestitures (1.4 pp). Favorable volume/mix was driven by higher shipments in chocolate, biscuits and coffee, partially offset by lower shipments in gum & candy and cheese & grocery. Favorable foreign currency primarily reflected the strength of the euro, Swedish krona and Polish zloty relative to the U.S. dollar, partially offset by the strength of the U.S. dollar relative to the British pound sterling. Lower net pricing was driven primarily by lower coffee prices.

Segment operating income decreased $63 million (3.6%), due primarily to lower net pricing, higher 2012-2014 Restructuring Program costs, the impact of current and prior-year divestitures and higher Integration Program costs (partially due to the reversal of $45 million of charges due to the outcome of labor negotiations in April 2012), partially offset by favorable volume/mix, lower manufacturing costs, favorable foreign currency, lower other selling, general and administrative expenses (including the impacts of gains on the sales of property in the U.K., Norway and Italy and a $44 million reversal in 2012 of reserves carried over from the Cadbury acquisition in 2010 no longer required), lower advertising and consumer promotion costs, the impact of an accounting calendar change and lower raw material costs (primarily coffee).

2012 compared with 2011:

Net revenues decreased $1,057 million (7.1%), due to unfavorable foreign currency (5.7 pp), the impact of the prior year’s accounting calendar changes (including the 53rd week of shipments in 2011) (3.4 pp) and the impact of divestitures (0.3 pp), partially offset by favorable volume/mix (1.5 pp) and higher net pricing (0.8 pp). Unfavorable foreign currency was due to the strength of the U.S. dollar relative to most foreign currencies, primarily the euro, Polish Zloty, British pound sterling, Swedish krona and Swiss Franc. Favorable volume/mix was driven primarily by higher shipments in chocolate, coffee and biscuits, partially offset by lower shipments in cheese & grocery and gum & candy. Higher net pricing was reflected across all categories except chocolate and gum.

Segment operating income increased $176 million (11.1%), due primarily to lower Integration Program costs (including the $45 million reversal of Integration Program charges previously accrued in 2010 primarily related to planned and announced position eliminations that did not occur upon concluding the majority of local workers council negotiations in April 2012), lower manufacturing costs, higher net pricing, lower other selling, general and administrative expenses (which includes a $44 million benefit related to the reversal of reserves carried over from the Cadbury acquisition in 2010 no longer required), and favorable volume/mix, partially offset by higher raw material costs, higher advertising and consumer promotion costs, unfavorable foreign currency, the impact of the prior year’s accounting calendar changes (including the 53rd week of shipments in 2011) and costs incurred for the 2012-2014 Restructuring Program.

North America

	For the Years Ended December 31,
	2013	2012	$ change	% change
	(in millions)

Net revenues	$6,991	$6,903	$88	1.3%
Segment operating income	889	781	108	13.8%

	For the Years Ended December 31,
	2012	2011	$ change	% change
	(in millions)

Net revenues	$6,903	$6,833	$70	1.0%
Segment operating income	781	787	(6)	(0.8%	)

2013 compared with 2012:

Net revenues increased $88 million (1.3%), due to favorable volume/mix (2.5 pp) and higher net pricing (0.4 pp), partially offset by the impact of current and prior-year divestitures (1.0 pp) and unfavorable foreign currency (0.6 pp). Favorable volume/mix was driven primarily by higher shipments in biscuits and candy, partially offset by lower shipments in gum. Higher net pricing was reflected primarily in biscuits and candy, partially offset by lower net pricing in gum.

Segment operating income increased $108 million (13.8%), due primarily to favorable volume/mix, lower pension expenses due to the transfer of certain benefit plan obligations to Kraft Foods Group in the Spin-Off, higher net pricing, lower manufacturing costs, lower advertising and consumer promotion costs (including a reversal of some prior-year accruals), lower Spin-Off Costs and lower Integration Program costs, partially offset by higher 2012-2014 Restructuring Program costs, higher raw material costs, and the impact of a current and prior-year divestitures.

2012 compared with 2011:

Net revenues increased $70 million (1.0%), due to higher net pricing (3.6 pp), partially offset by unfavorable volume/mix (1.2 pp), the impact of the prior year’s 53rd week of shipments (1.0 pp), the impact of divestitures (0.2 pp) and unfavorable foreign currency (0.2 pp). Higher net pricing was reflected primarily in biscuits and candy, partially offset by lower net pricing in gum. Unfavorable volume/mix was due primarily by lower shipments in candy including the completion of a co-manufacturing agreement from a previous divestiture, partially offset by higher shipments in biscuits.

Segment operating income decreased $6 million (0.8%), due primarily to higher raw material costs, costs incurred for the 2012-2014 Restructuring Program, unfavorable volume/mix, higher other selling, general and administrative expenses, higher advertising and consumer promotion costs, the impact of the prior year’s 53rd week of shipments and Spin-Off Costs incurred, partially offset by higher net pricing, lower Integration Program costs, lower manufacturing costs and lower pension expenses due to the transfer of certain obligations to Kraft Foods Group in the Spin-Off.

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

Accounting Calendar Changes:

In 2013, the majority of our operating subsidiaries report results as of the last calendar day of the period. In connection with moving to this common consolidation date, in the first quarter of 2013, we changed the consolidation date for our Europe segment from the last Saturday of each period to the last calendar day of each period. The change in the consolidation date for our Europe segment had a favorable impact of $37 million on net revenues and $6 million on operating income in 2013. At this time, primarily our North American operating subsidiaries continue to report results as of the last Saturday of the period.

Prior to these changes, in 2012 and 2011, the majority of our operating subsidiaries reported results as of the last Saturday of the year. In 2011, the last Saturday of the year also fell on December 31, and so our 2011 results included one more week of operating results (“53rd week”) than 2013 or 2012, which each had 52 weeks. In 2011, we also changed the consolidation dates for certain operations of our Europe, Latin America and EEMEA segments. Previously, these operations primarily reported results two weeks prior to the end of the period. Subsequent to the 2011 changes, the majority of our Europe segment reported results as of the last Saturday of each period and certain operations within our Latin America and EEMEA segments began to report results as of the last calendar day of the period or the last Saturday of the period. These changes and the 53rd week in 2011 resulted in a favorable impact to net revenues of $679 million and a favorable impact of $93 million to operating income in 2011.

We believe these changes will improve business planning and financial reporting by better matching the close dates of the operating subsidiaries and bringing the reporting dates closer to the period-end date. As the effect to prior-period results was not material, we have not revised prior-period results.

Use of Estimates:

We prepare our consolidated financial statements in accordance with U.S. GAAP, which require us to make estimates and assumptions that affect a number of amounts in our consolidated financial statements. Significant accounting policy elections, estimates and assumptions include, among others, pension and benefit plan assumptions, valuation assumptions of goodwill and intangible assets, useful lives of long-lived assets, marketing program accruals, insurance and self-insurance reserves and income taxes. We base our estimates on historical experience and other assumptions that we believe are reasonable. If actual amounts differ from estimates, we include the revisions in our consolidated results of operations in the period the actual amounts became known. Historically, the aggregate differences, if any, between our estimates and actual amounts in any year have not had a material effect on our consolidated financial statements.

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

In connection with our 2012-2014 Restructuring Program, we recorded impairment charges of $91 million in 2013 and $18 million in 2012.

Goodwill and Non-Amortizable Intangible Assets:

We test goodwill and non-amortizable intangible assets for impairment at least annually on October 1. We assess goodwill impairment risk by first performing a qualitative review of entity-specific, industry, market and general economic factors for each reporting unit. If significant potential goodwill impairment risk exists for a specific reporting unit, we apply a two-step quantitative test. The first step compares the reporting unit’s estimated fair value with its carrying value. We estimate a reporting unit’s fair value using a 20-year projection of discounted cash flows which incorporates planned growth rates, market-based discount rates and estimates of residual value. For reporting units within our North America and Europe geographic units, we used a market-based, weighted-average cost of capital of 6.6% to discount the projected cash flows of those operations. For our Latin America, Asia Pacific and EEMEA reporting units, we used a risk-rated discount rate of 9.6%. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans, industry and economic conditions and our actual results and conditions may differ over time. If the carrying value of a reporting unit’s net assets exceeds its fair value, the second step is applied to measure the difference between the carrying value and implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, the goodwill is considered impaired and reduced to its implied fair value.

In 2013, 2012 and 2011, there were no impairments of goodwill. In connection with our 2013 annual impairment testing, we noted one reporting unit which was more sensitive to near-term changes in discounted cash flow assumptions: U.S. Confections with $2,177 million of goodwill as of December 31, 2013 and fair value in excess of its carrying value of net assets of 12%. While the reporting unit passed the first step of the impairment test, if the segment operating income or another valuation assumption were to deteriorate significantly in the future, it could adversely affect the estimated fair value. If we are unsuccessful in our plans to increase the profitability of this business, the estimated fair value could decline and lead to a potential goodwill impairment in the future.

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

During our 2013 and 2011 reviews of non-amortizable intangible assets, there were no impairments identified. During our 2013 impairment testing, we noted 7 brands with $511 million of aggregate book value as of December 31, 2013 and fair value in excess of book value of 10% or less. While these intangible assets passed our annual impairment testing and though we believe that our current plans for each of these brands will allow them to continue to not be impaired, if expectations are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then a brand or brands might become impaired in the future. In 2012, we recorded $52 million of charges related to a trademark on a Japanese chewing gum product within our Asia Pacific segment.

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

Marketing and Research and Development:

We promote our products with advertising, consumer incentives and trade promotions. These programs include, but are not limited to, discounts, coupons, rebates, in-store display incentives and volume-based incentives. We expense advertising costs either in the period the advertising first takes place or as incurred. Consumer incentive and trade promotion activities are recorded as a reduction to revenues based on amounts estimated due to customers and consumers at the end of a period. We base these estimates principally on historical utilization and redemption rates. For interim reporting purposes, advertising and consumer incentive expenses are charged to operations as a percentage of volume, based on estimated volume and related expense for the full year. We do not defer costs on our year-end consolidated balance sheet and all marketing costs are recorded as an expense in the year incurred. Advertising expense was $1,721 million in 2013, $1,815 million in 2012 and $1,860 million in 2011. We expense product research and development costs as incurred. Research and development expense was $471 million in 2013, $462 million in 2012 and $511 million in 2011. We record marketing and research and development expenses within selling, general and administrative expenses.

Environmental Costs:

Throughout the countries in which we do business, we are subject to local, national and multi-national environmental laws and regulations relating to the protection of the environment. We have programs across our business units designed to meet applicable environmental compliance requirements.

In the United States, the laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). CERCLA imposes joint and severable liability on each potentially responsible party. As of December 31, 2013 and 2012, our subsidiaries were involved in one active proceeding in the U.S. under a state equivalent of CERCLA related to our current operations. As of December 31, 2013 and 2012, we had accrued an immaterial amount for environmental remediation. Based on information currently available, we believe that the ultimate resolution of the existing environmental remediation and our compliance with environmental laws and regulations will not have a material effect on our financial results.

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

In connection with the Spin-Off, we transferred to Kraft Foods Group the plan liabilities and assets associated with the Kraft Foods Group active and retired employees and certain of our retired employees that previously participated in our North American benefit plans. At October 1, 2012, we transferred benefit plan liabilities of $12,218 million, pension plan assets of $6,550 million, accumulated other comprehensive losses, net of tax, of $3,810 million and $2,146 million of related deferred tax assets.

We recorded the following amounts in earnings from continuing operations for employee benefit plans during the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
	(in millions)
U.S. pension plan cost	$122	$168	$118
Non-U.S. pension plan cost	235	220	180
Postretirement health care cost	35	84	66
Postemployment benefit plan cost	11	15	49
Employee savings plan cost	66	74	62
Multiemployer pension plan contributions	32	28	27
Multiemployer medical plan contributions	18	18	16

Net expense for employee benefit plans	$519	$607	$518

The 2013 net expense for employee benefit plans of $519 million decreased by $88 million and was primarily related to certain benefit plan obligations transferred to Kraft Foods Group in the Spin-Off and other 2012 one-time costs, partially offset by increased benefit plan expenses in 2013 due to lower discount rates. The 2012 net expense for employee benefit plans of $607 million increased by $89 million and was primarily related to higher amortization of the net loss from experience differences related to the U.S. and non-U.S. pension plans.

We expect our 2014 net expense for employee benefit plans to decrease by approximately $95 million, primarily due to higher discount rates and favorable asset performance.

In 2013, other comprehensive losses included $713 million of net actuarial pre-tax gains primarily related to the increase in the discount rate utilized to determine our pension plan benefit obligations at December 31, 2013 (90 basis point increase for U.S. plans and 19 basis point increase for non-U.S. plans) and favorable differences between our expected and actual return on pension plan assets, as well as the increase in the discount rate utilized to determine our postretirement benefit obligations at December 31, 2013 (90 basis point increase for U.S. plans and 73 basis point increase for our non-U.S. plans). In 2012, other comprehensive losses included $2,266 million of net actuarial pre-tax losses primarily related to the decrease in the discount rate utilized to determine our pension plan benefit obligations at December 31, 2012 (65 basis point decrease for U.S. plans and 81 basis point decrease for non-U.S. plans) and the decrease in the discount rate utilized to determine our postretirement benefit obligations at December 31, 2012 (50 basis point decrease for U.S. plans and 21 basis point decrease for non-U.S. plans). In 2011, other comprehensive losses included $2,333 million of net actuarial pre-tax losses primarily related to the decrease in the discount rate utilized to determine our pension plan benefit obligations at December 31, 2011 (68 basis point decrease for U.S. plans and 49 basis point decrease for non-U.S. plans), unfavorable differences between our expected and actual return on pension plan assets and the decrease in the discount rate utilized to determine our postretirement benefit obligations at December 31, 2011 (60 basis point decrease for U.S. plans and 73 basis point decrease for non-U.S. plans).

In 2013, we contributed $178 million to our U.S. pension plans and $330 million to our non-U.S. pension plans. In addition, employees contributed $20 million to our non-U.S. plans. Of our 2013 pension contributions, $163 million was voluntary. We make contributions to our U.S. and non-U.S. pension plans primarily to the extent that they are tax deductible and do not generate an excise tax liability.

In 2014, we estimate that our pension contributions will be $10 million to our U.S. plans and $309 million to our non-U.S. plans based on current tax laws. Of the total 2014 pension contributions, none is expected to be voluntary. Our actual contributions may be different due to many factors, including changes in tax and other benefit laws, significant differences between expected and actual pension asset performance or interest rates, or other factors.

For salaried and non-union hourly employees hired in the U.S. after January 1, 2009, we discontinued benefits under our U.S. pension plans, and we replaced them with an enhanced company contribution to our employee savings plan. Additionally, we will be freezing the U.S. pension plans for current salaried and non-union hourly employees effective December 31, 2019.

For our postretirement plans, our 2014 health care cost trend rate assumption decreased to 7.00% from 7.50% for our U.S. postretirement plans and decreased to 4.76% from 6.47% for our non-U.S. postretirement plans. We established these rates based upon our most recent experience as well as our expectation for health care trend rates going forward. We anticipate that our health care cost trend rate assumption will be 5.0% for U.S. plans by 2018 and 5.54% for non-U.S. plans by 2019. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects on our costs and obligation as of December 31, 2013:

	One-Percentage-Point
	Increase	Decrease
	(in millions)
Effect on postretirement benefit obligation	$66	$(53)
Effect on annual service and interest cost	$6	$(5)

Our 2014 discount rate assumption increased to 5.10% from 4.20% for our U.S. postretirement plans and increased to 4.81% from 4.08% for our non-U.S. postretirement plans. Our 2014 discount rate increased to 5.10% from 4.20% for our U.S. pension plans and increased to 4.00% from 3.81% for our non-U.S. pension plans. We model U.S., Canadian, Eurozone and United Kingdom discount rates using a portfolio of high quality, fixed-income debt instruments with durations that match the expected future cash flows of the benefit obligations. We developed the discount rates for the remaining non-U.S. plans from local bond indices that match local benefit obligations as closely as possible. Changes in our discount rates were primarily the result of changes in bond yields year-over-year.

Our 2014 expected rate of return on plan assets remained constant at 7.75% for our U.S. pension plans. We determine our expected rate of return on plan assets from the plan assets’ historical long-term investment performance, current asset allocation and estimates of future long-term returns by asset class. We attempt to maintain our target asset allocation by rebalancing between asset classes as we make contributions and monthly benefit payments. Our 2014 expected rate of return on plan assets increased to 6.18% from 6.08% for our non-U.S. pension plans. We determine our expected rate of return on plan assets from the plan assets’ historical long-term investment performance, current asset allocation and estimates of future long-term returns by asset class.

While we do not anticipate further changes in the 2014 assumptions for our U.S. and non-U.S. pension and postretirement health care plans, as a sensitivity measure, a fifty-basis point change in our discount rates or the expected rate of return on plan assets would have the following effects, increase / (decrease) in cost, as of December 31, 2013:

	U.S. Plans		Non-U.S. Plans
	Fifty-Basis-Point		Fifty-Basis-Point
	Increase	Decrease	Increase	Decrease
	(in millions)
Effect of change in discount rate on pension costs	$(16)	$17	$(36)	$57
Effect of change in expected rate of return on plan assets on pension costs	(4)	4	(35)	35
Effect of change in discount rate on postretirement health care costs	(3)	4	(1)	1

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

Commodity Trends

We purchase and use large quantities of commodities, including sugar and other sweeteners, coffee, cocoa, wheat, corn products, soybean and vegetable oils and dairy. In addition, we purchase and use significant quantities of packaging materials to package our products and natural gas, fuels and electricity for our factories and warehouses. We regularly monitor worldwide supply and cost trends of these commodities so we can cost-effectively secure ingredients and packaging required for production.

Significant cost items in biscuits, chocolate, gum, candy and many powdered beverage products are sugar and cocoa. We purchase sugar and cocoa on world markets, and the quality and availability of supply and changes in foreign currencies affect the prices of these commodities. Cocoa bean and cocoa butter costs rose significantly in the second half of 2013 due to growing demand for chocolate combined with the threat of reduced supply because of poor weather conditions in some of the major cocoa producing countries. Significant cost items in our biscuit products are grains (primarily wheat, corn and soybean oil). In recent years, grain costs have been affected largely by the burgeoning global demand for food, livestock feed and biofuels such as ethanol and biodiesel, as well as other factors such as weather. The most significant cost item in coffee products is green coffee beans, which we purchase on world markets as well as from local grower cooperatives. Green coffee bean prices are affected by the quality and availability of supply, changes in the value of the U.S. dollar in relation to other currencies and consumer demand for coffee products. In 2013, coffee bean costs fell dramatically primarily due to increased supply and bumper crops in a few of the major coffee producing countries such as Brazil. Significant cost items in packaging include cardboards, resins and plastics, and our energy costs include natural gas, electricity and diesel fuel. We purchase these packaging and energy commodities on world markets and within the countries where we operate. Supply and changes in foreign currencies affect the prices of these commodities.

During 2013, the primary drivers of the increase in our aggregate commodity costs were increased dairy, packaging, grains and oils and local raw material costs as well as higher foreign exchange costs on our commodity purchases. These costs were partially offset by lower coffee bean costs in 2013. We generally price to protect gross profit dollars. We address higher commodity costs and currency impacts primarily through higher pricing, hedging, and manufacturing and overhead cost control. In particular for the coffee category, we adjust our prices and pass through changes in green coffee costs, which affect our net revenues but generally do not affect our bottom-line profitability over time. Our pricing actions may lag commodity cost changes temporarily as competitive or market conditions, planned trade or promotional incentives, or other factors could affect the timing of pricing decisions. We expect price volatility and a slightly higher aggregate cost environment to continue over the remainder of 2014.

A number of external factors such as weather conditions, commodity market conditions, currency fluctuations and the effects of governmental agricultural programs affect the cost of raw materials and agricultural materials used in our products. We also use hedging techniques to limit the impact of fluctuations in the cost of our principal raw materials. However, we do not fully hedge against changes in commodity costs and our hedging strategies may not protect us from increases in specific raw material costs. While the costs of our principal raw materials fluctuate, we believe there will continue to be an adequate supply of the raw materials we use and that they will generally remain available from numerous sources. However, any significant constraints in the supply of key commodities may limit our ability to grow our net revenues for a period of time.

Liquidity and Capital Resources

We believe that our cash from operations, our new $4.5 billion revolving credit facility (which supports our commercial paper program) and our authorized long-term financing will provide sufficient liquidity to meet our working capital needs, planned capital expenditures, future contractual obligations, share repurchases and payment of our anticipated quarterly dividends. We continue to maintain investment grade credit ratings on our debt. We continue to utilize our commercial paper program, primarily uncommitted international credit lines and long-term debt issuances for regular funding requirements. We also use intercompany loans with foreign subsidiaries to improve financial flexibility. Overall, we do not expect any negative effects to our funding sources that would have a material effect on our liquidity, including the indefinite reinvestment of our foreign earnings.

The cash flow activity of the Kraft Foods Group discontinued operation, which was divested on October 1, 2012, is included within our consolidated cash flow results for periods prior to October 1, 2012.

Net Cash Provided by Operating Activities:

Operating activities provided net cash of $6,410 million in 2013, $3,923 million in 2012 and $4,520 million in 2011. The increase in operating cash flows in 2013 relative to 2012 was primarily related to the receipt of $2.6 billion of net cash received from the resolution of the Starbucks arbitration, lower spending on Spin-Off Costs and the 2012-2014 Restructuring Program, lengthening of days payables are outstanding, increased collection of receivables and lower interest payments. The decrease in operating cash flows in 2012 relative to 2011 was primarily related to higher spending associated with Spin-Off Costs and the 2012-2014 Restructuring Program, partially offset by lower net working capital costs (primarily related to favorable inventory positions due to higher inventory costs in 2011 and favorable accounts payable positions, partially offset by increased receivables).

Net Cash Used in Investing Activities:

Net cash used in investing activities was $1,483 million in 2013, $1,687 million in 2012 and $1,728 million in 2011. The decrease in net cash used in investing activities in 2013 relative to 2012 related to payments made to Kraft Foods Group in 2012 related to the Spin-Off, partially offset by cash paid, net of cash received, in connection with the 2013 acquisition of a biscuit operation in Morocco and lower proceeds on divestitures in 2013. The decrease in net cash used in investing activities in 2012 relative to 2011 related to proceeds received from our divested businesses and lower capital expenditures in the current year, partially offset by cash transferred to Kraft Foods Group related to the Spin-Off.

Capital expenditures, which were funded by operating activities and include expenditures for Kraft Foods Group in all periods prior to October 1, 2012, were $1,622 million in 2013, $1,610 million in 2012 and $1,771 million in 2011. The 2013 capital expenditures were made primarily to modernize manufacturing facilities and support new product and productivity initiatives. We expect 2014 capital expenditures to be up to $2.0 billion, including capital expenditures required for investments in systems and the 2012-2014 Restructuring Program. We expect to continue to fund these expenditures from operations.

Net Cash (Used in) / Provided by Financing Activities:

Net cash used in financing activities was $6,645 million in 2013, $204 million provided in 2012 and $3,175 million used in 2011. The decrease in net cash provided by financing activities in 2013 relative to 2012 was primarily due to lower net proceeds from the issuance of long-term debt, higher re-payment of long-term debt and repurchase of Common Stock, partially offset by lower dividend payments reflecting our new capital structure and dividend rate following the Spin-Off and higher short-term borrowings. The increase in net cash provided by financing activities in 2012 relative to 2011 was primarily due to higher proceeds from the issuance of long-term debt (including notes issued by Kraft Foods Group in June 2012 for which we retained the proceeds), offset by higher long-term debt repayments. The net cash used in 2011 primarily related to $2,043 million in dividends paid, $1,114 million in long-term debt repayments and $565 million in repayments of short-term borrowings, partially offset by $492 million in primarily proceeds from stock option exercises within other financing activities.

Borrowing Arrangements:

On October 11, 2013, we entered into a revolving credit agreement for a $4.5 billion five-year senior unsecured revolving credit facility. The agreement replaced our former revolving credit agreement, which was terminated upon the signing of the new agreement. The revolving credit agreement includes a covenant that we maintain a minimum shareholders’ equity of at least $24.6 billion, excluding accumulated other comprehensive earnings / (losses) and the cumulative effects of any changes in accounting principles. At December 31, 2013, we met the covenant as our minimum shareholders’ equity was $35.3 billion. The revolving credit agreement also contains customary representations, covenants and events of default. However, there are no credit rating triggers, provisions or other financial covenants that could require us to post collateral as security. We intend to use the revolving credit facility for general corporate purposes, including for working capital purposes and to support our commercial paper program. As of December 31, 2013, no amounts were drawn on the facility.

Some of our international subsidiaries maintain primarily uncommitted credit lines to meet short-term working capital needs. Collectively, these credit lines amounted to $2.4 billion at December 31, 2013 and 2012. Borrowings on these lines amounted to $226 million at December 31, 2013 and $274 million at December 31, 2012.

Long-term Debt:

Our total debt was $17.1 billion at December 31, 2013 and $19.4 billion at December 31, 2012. Our debt-to-capitalization ratio was 0.35 at December 31, 2013 and 0.38 at December 31, 2012. At December 31, 2013, the weighted-average term of our outstanding long-term debt was 9.8 years.

On February 6, 2014, we completed a cash tender offer and retired $1.56 billion of our long-term U.S. dollar debt consisting of:

•	$393 million of our 7.000% Notes due in August 2037
•	$382 million of our 6.875% Notes due in February 2038
•	$250 million of our 6.875% Notes due in January 2039
•	$535 million of our 6.500% Notes due in February 2040

We financed the repurchase of these notes, including the payment of accrued interest and other costs incurred, from net proceeds received from the $3.0 billion notes issuance on January 16, 2014. In connection with retiring this debt, during the first quarter of 2014, we recorded a $492 million loss on extinguishment of debt within interest expense related to the amount we paid to retire the debt in excess of its carrying value and from recognizing unamortized discounts and deferred financing costs in earnings at the time of the debt extinguishment. We also recognized $2.5 million in interest expense related to interest rate cash flow hedges which were deferred in accumulated other comprehensive losses and recognized into earnings over the life of the debt. Upon extinguishing the debt, the deferred cash flow hedge amounts were recorded in earnings.

On January 16, 2014, we issued $3.0 billion of U.S. dollar notes, consisting of:

•	$400 million of floating rate notes which bear interest at a rate equal to three-month LIBOR plus 0.52% and mature on February 1, 2019
•	$850 million of 2.250% fixed rate notes which mature on February 1, 2019
•	$1,750 million of 4.000% fixed rate notes which mature on February 1, 2024

We received net proceeds of $2,982 million that were used in part to fund the February 2014 tender offer and for other general corporate purposes. We recorded approximately $18 million of discounts and deferred financing costs, which will be amortized into interest expense over the life of the notes.

On December 18, 2013, we completed a cash tender offer and retired $3.4 billion of our long-term U.S. dollar debt consisting of:

•	$910 million of our 6.500% Notes due in August 2017
•	$729 million of our 6.125% Notes due in February 2018
•	$334 million of our 6.125% Notes due in August 2018
•	$1,467 million of our 5.375% Notes due in February 2020

We financed the repurchase of these notes, including the payment of accrued interest and other costs, with net proceeds received from the €2.4 billion notes issuance on December 11, 2013, cash on hand and commercial paper issuances. We recorded a $608 million loss on extinguishment of debt within interest expense related to the amount we paid to retire the debt in excess of its carrying value and from recognizing unamortized discounts and deferred financing costs in earnings at the time of the debt extinguishment. We also recognized $4 million in interest expense related to interest rate cash flow hedges which were deferred in accumulated other comprehensive losses and recognized into earnings over the life of the debt. Upon extinguishing the debt, the deferred cash flow hedge amounts were recorded in earnings.

On December 11, 2013, we issued €2.4 billion of Euro notes, or approximately $3.3 billion in U.S. dollars as of December 31, 2013, consisting of:

•	€400 million (or $550 million) of floating rate notes which bear interest at a rate equal to three-month EURIBOR plus 0.50% and mature on June 11, 2015
•	€750 million (or $1,031 million) of 1.125% fixed rate notes which mature on January 26, 2017
•	€1,250 million (or $1,718 million) of 2.375% fixed rate notes which mature on January 26, 2021

We received net proceeds of €2,381 million, or $3,239 million in U.S. dollars, on December 11, 2013, that were used to partially fund the December 2013 tender offer. We also recorded approximately $27 million of discounts and deferred financing costs, which will be amortized into interest expense over the life of the notes.

On October 1, 2013, $1 billion of our 5.125% U.S. dollar notes and $800 million of our 5.250% U.S. dollar notes matured. The notes and accrued interest to date were paid with cash on hand and the issuance of commercial paper.

On May 8, 2013, $1 billion of our 2.625% U.S. dollar notes matured. The notes and accrued interest to date were paid with cash on hand and the issuance of commercial paper.

On February 11, 2013, $750 million of our 6.00% U.S. dollar notes matured. The notes and accrued interest to date were paid with cash on hand.

On October 2, 2012, our $150 million Canadian dollar variable rate loan matured. The loan and accrued interest to date were repaid with cash from operations.

On October 1, 2012, approximately $10 billion of our U.S. dollar debt on our balance sheet at September 30, 2012 was transferred to or retained by Kraft Foods Group. As described below, the debt primarily included: $6.0 billion of senior unsecured notes issued on June 4, 2012; $3.6 billion of debt exchanged on July 18, 2012; and $400 million migrated on October 1, 2012. See Note 2, Divestitures and Acquisition, for more information regarding the Spin-Off and liabilities transferred.

On October 1, 2012, in connection with the Spin-Off and related debt capitalization plan, a $400 million 7.55% senior unsecured U.S. dollar note was retained by Kraft Foods Group. No cash was generated from the transaction.

On July 18, 2012, we completed a debt exchange in which $3.6 billion of our U.S. dollar debt held by third-party note holders was exchanged for notes issued by Kraft Foods Group in order to migrate debt to Kraft Foods Group in connection with our Spin-Off capitalization plan. No cash was generated from the exchange and we incurred one-time financing costs of $18 million which we recorded in interest expense. As a result of the exchange, we retired the following debt:

•	$596 million of our 6.125% Notes due in February 2018
•	$439 million of our 6.125% Notes due in August 2018
•	$900 million of our 5.375% Notes due in February 2020
•	$233 million of our 6.875% Notes due in January 2039
•	$290 million of our 6.875% Notes due in February 2038
•	$185 million of our 7.000% Notes due in August 2037
•	$170 million of our 6.500% Notes due in November 2031
•	$787 million of our 6.500% Notes due in 2040

On June 4, 2012, Kraft Foods Group issued $6.0 billion of senior unsecured U.S. dollar notes and distributed $5.9 billion of net proceeds to us in connection with the Spin-Off capitalization plan. We used the proceeds to pay $3.6 billion of outstanding commercial paper borrowings and expect to use the remaining cash proceeds to pay down additional debt over time or for general corporate purposes. This debt and approximately $260 million of related deferred financing costs were retained by Kraft Foods Group in the Spin-Off.

On June 1, 2012, $900 million of our 6.25% U.S. dollar notes matured. The notes and accrued interest to date were repaid using primarily commercial paper borrowings which were subsequently repaid from the $5.9 billion of net proceeds received from the Kraft Foods Group $6.0 billion notes issuance on June 4, 2012.

On March 20, 2012, €2.0 billion of our 5.75% Euro bonds matured. The bonds and accrued interest to date were repaid using proceeds from the issuance of commercial paper which was subsequently repaid in June 2012 as discussed above.

On January 10, 2012, we issued $800 million of floating rate U.S. dollar notes which bear interest at a rate equal to three-month LIBOR plus 0.875%. We received net proceeds of $798.8 million from the issuance. The notes were set to mature on July 10, 2013 or subject to a mandatory redemption tied to the public announcement of the Record Date for the Spin-Off. After announcing the Record Date, on September 24, 2012, the notes were redeemed at a redemption price equal to 100% of the aggregate principal amount of the notes, or $800 million, plus accrued interest of $2 million from cash on hand.

We expect to continue to comply with our long-term debt covenants. Refer to Note 8, Debt and Borrowing Arrangements, for further details of these debt offerings.

From time to time, we refinance long-term and short-term debt. The nature and amount of our long-term and short-term debt and the proportionate amount of each varies as a result of future business requirements, market conditions and other factors. As of December 31, 2013, we had $7.9 billion remaining in long-term financing authority from our Board of Directors.

In the next twelve months, $997 billion of long-term debt becomes due as follows: $500 million in February 2014 and $497 million in December 2014. We expect to fund these repayments with cash from operations and the issuance of commercial paper.

Equity and Dividends

Stock Plans:

See Note 11, Stock Plans, to the consolidated financial statements for more information on our stock plans, awards activity during 2013, 2012 and 2011, and stock award modifications related to the Spin-Off.

Share Repurchases:

During 2013, our Board of Directors authorized the repurchase of $7.7 billion of our Common Stock. On March 12, 2013, our Board of Directors authorized the repurchase of up to the lesser of 40 million shares or $1.2 billion of our Common Stock through March 12, 2016. On August 6, 2013, our Audit Committee, with authorization from the Board of Directors, increased the repurchase program capacity to $6.0 billion of Common Stock repurchases and extended the expiration date to December 31, 2016. On December 3, 2013, our Board of Directors increased the repurchase program capacity by $1.7 billion to $7.7 billion.

Repurchases under the program are determined by management and are wholly discretionary. During 2013, we repurchased 82.8 million shares of Common Stock at an average cost of $33.09 per share, or an aggregate cost of $2.7 billion. The share repurchases include $1.5 billion of shares repurchased through an accelerated share repurchase program initiated on December 3, 2013. All share repurchases were funded through available cash, including cash from the resolution of the Starbucks arbitration (see Notes 12, Commitments and Contingencies, and 2, Divestitures and Acquisition, discussion of the Resolution of Starbucks Arbitration), and commercial paper issuances. The repurchased shares are held in treasury. As of December 31, 2013, we have $5.0 billion in remaining share repurchase capacity.

We intend to continue to use a portion of our cash for share repurchases. The number of shares that we ultimately repurchase under our share repurchase program may vary depending on numerous factors, including share price and other market conditions, our ongoing capital allocation planning, levels of cash and debt balances, other demands for cash, such as acquisition activity, general economic or business conditions and board and management discretion. Additionally, our share repurchase activity during any particular period may fluctuate. We may accelerate, suspend, delay or discontinue the stock repurchase program at any time, without notice.

Dividends:

We paid dividends of $943 million in 2013, $2,058 million in 2012 and $2,043 million in 2011. Immediately following the Spin-Off of Kraft Foods Group on October 1, 2012, our share of the Kraft Foods Inc. annual dividend rate was $0.52 per common share. On August 6, 2013, our Audit Committee, with authorization from the Board of Directors, raised our quarterly dividend to $0.14 per common share or $0.56 per common share on an annual basis. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

We have no off-balance sheet arrangements other than the guarantees and contractual obligations that are discussed below.

Guarantees:

As discussed in Note 12, Commitments and Contingencies, we enter into third-party guarantees primarily to cover the long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At December 31, 2013, we had no material third-party guarantees recorded on our consolidated balance sheet.

In addition, at December 31, 2013, we were contingently liable for $601 million of guarantees related to our own performance. These include letters of credit and guarantees related to the payment of custom duties and taxes.

As part of our 2010 Cadbury acquisition, we became the responsible party for tax matters under the Cadbury Schweppes Plc and Dr Pepper Snapple Group, Inc. (“DPSG”) Tax Sharing and Indemnification Agreement dated May 1, 2008 (“Tax Indemnity”) for certain 2007 and 2008 transactions relating to the demerger of Cadbury’s Americas Beverage business. A U.S. federal tax audit of DPSG for the 2006-2008 tax years was concluded with the IRS in August 2013. As a result, we recorded a favorable impact of $336 million in selling, general and administrative expenses and $49 million in interest and other expense, net for a total pre-tax impact of $385 million ($363 million net of tax) in 2013 due to the reversal of the accrued liability in excess of the amount we paid to DPSG under the Tax Indemnity.

Guarantees do not have, and we do not expect them to have, a material effect on our liquidity.

Aggregate Contractual Obligations:

The following table summarizes our contractual obligations at December 31, 2013.

	Payments Due
	Total	2014	2015-16	2017-18	2019 and Thereafter
	(in millions)
Debt (1)	$15,511	$998	$3,479	$3,352	$7,682
Interest expense (2)	9,412	719	1,354	1,095	6,244
Capital leases	2	1	1	–	–
Operating leases (3)	886	240	303	207	136
Purchase obligations: (4)
Inventory and production costs	7,095	4,296	1,550	913	336
Other	1,198	1,052	112	34	–

	8,293	5,348	1,662	947	336

Other long-term liabilities (5)	701	25	61	94	521

Total	$34,805	$7,331	$6,860	$5,695	$14,919

(1)	Amounts include the expected cash payments of our total debt excluding capital leases which are presented separately in the table above. The amounts also exclude $28 million of unamortized non-cash bond premiums or discounts recorded in total debt.
(2)	Amounts represent the expected cash payments of our interest expense on our long-term debt. Interest calculated on our euro notes was forecasted using the euro to U.S. dollar exchange rate as of December 31, 2013. Interest on our British pound sterling notes was forecasted using the British pound sterling to U.S. dollar exchange rate as of December 31, 2013. An insignificant amount of interest expense was excluded from the table for a portion of our other foreign currency obligations due to the complexities involved in forecasting expected interest payments.
(3)	Operating leases represent the minimum rental commitments under non-cancelable operating leases.
(4)	Purchase obligations for inventory and production costs (such as raw materials, indirect materials and supplies, packaging, co-manufacturing arrangements, storage and distribution) are commitments for projected needs to be utilized in the normal course of business. Other purchase obligations include commitments for marketing, advertising, capital expenditures, information technology and professional services. Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction. Most arrangements are cancelable without a significant penalty and with short notice (usually 30 days). Any amounts reflected on the consolidated balance sheet as accounts payable and accrued liabilities are excluded from the table above.
(5)	Other long-term liabilities include estimated future benefit payments for our postretirement health care plans through December 31, 2023 of $181 million. We are unable to reliably estimate the timing of the payments beyond 2023; as such, they are excluded from the above table. There are also another $113 million of various other long-term liabilities that are expected to be paid over the next 5 years. In addition, the following long-term liabilities included on the consolidated balance sheet are excluded from the table above: accrued pension costs, income taxes, insurance accruals and other accruals. We are unable to reliably estimate the timing of the payments (or contributions beyond 2014, in the case of accrued pension costs) for these items. We currently expect to make approximately $319 million in contributions to our pension plans in 2014. We also expect that our net pension cost will decrease to approximately $263 million in 2014. The decrease is primarily due to lower discount rates and better-than-expected asset performance. As of December 31, 2013, our total liability for income taxes, including uncertain tax positions and associated accrued interest and penalties, was $1,540 million. We currently estimate payments of approximately $539 million related to these positions over the next 12 months.

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

Our non-GAAP financial measures reflect how we evaluate our operating results currently. As new events or circumstances arise, these definitions could change over time:

•	“Organic Net Revenues” which is defined as net revenues excluding the impact of acquisitions, divestitures (including businesses under sale agreements and exits of major product lines under a sale or licensing agreement), Integration Program costs, accounting calendar changes (including a 53rd week in 2011) and foreign currency rate fluctuations.
•	“Adjusted Operating Income” which is defined as operating income excluding the impact of Spin-Off Costs, pension costs related to obligations transferred in the Spin-Off, the 2012-2014 Restructuring Program, the Integration Program and other acquisition integration costs, the benefit from the Cadbury acquisition-related indemnification resolution, gains / losses on divestitures or acquisitions, acquisition-related costs and the operating results of divestitures (including businesses under sale agreements and exits of major product lines under a sale or licensing agreement). We also evaluate growth in our Adjusted Operating Income on a constant currency basis.
•	“Adjusted EPS” (previously referred to as “Operating EPS”) which is defined as diluted EPS attributable to Mondelēz International from continuing operations excluding the impact of Spin-Off Costs, pension costs related to the obligations transferred in the Spin-Off, the 2012-2014 Restructuring Program, the Integration Program and other acquisition integration costs, the benefit from the Cadbury acquisition-related indemnification resolution, losses on debt extinguishment and related expenses, the residual tax benefit impact from the resolution of the Starbucks arbitration, gains / losses on divestitures and acquisitions, acquisition-related costs and net earnings from divestitures (including business under sale agreements and exits of major product lines under a sale or licensing agreement), and including an interest expense adjustment related to the Spin-Off transaction. We also evaluate growth in our Adjusted EPS on a constant currency basis.

We believe that the presentation of these non-GAAP financial measures, when considered together with our U.S. GAAP financial measures and the reconciliations to the corresponding U.S. GAAP financial measures, provides you with a more complete understanding of the factors and trends affecting our business than could be obtained absent these disclosures. Because non-GAAP financial measures may vary among other companies, the non-GAAP financial measures presented in our Management’s Discussion and Analysis of Financial Condition and Results of Operations section may not be comparable to similarly titled measures used by other companies. Our use of these non-GAAP financial measures is not meant to be considered in isolation or as a substitute for any U.S. GAAP financial measure. A limitation of these non-GAAP financial measures is they exclude items detailed below which have an impact on our U.S. GAAP reported results. The best way this limitation can be addressed is by evaluating our non-GAAP financial measures in combination with our U.S. GAAP reported results and carefully evaluating the following tables which reconcile U.S. GAAP reported figures to the non-GAAP financial measures in this Form 10-K. Because GAAP financial measures on a forward-looking basis are neither accessible nor deemed to be significantly different from the non-GAAP financial measures, and reconciling information is not available without unreasonable effort, we have not provided this information in connection with the non-GAAP financial measures in our Financial Outlook.

Organic Net Revenues

Using the definition of “Organic Net Revenues” above, the only adjustments made to “net revenues” (the most comparable U.S. GAAP financial measure) were to exclude the impact of acquisitions, divestitures, Integration Program costs, accounting calendar changes (including the 53rd week in 2011) and foreign currency. We believe that Organic Net Revenues better reflects the underlying growth from the ongoing activities of our business and provides improved comparability of results.

	For the Years Ended
	December 31,
	2013	2012	$ Change	% Change
	(in millions)

Organic Net Revenues	$35,938	$34,600	$1,338	3.9%
Impact of foreign currency	(837)	–	(837)	(2.4)pp
Impact of divestitures	70	415	(345)	(1.0)pp
Impact of acquisition	91	–	91	0.2pp
Impact of accounting calendar changes	37	–	37	0.1pp

Net revenues	$35,299	$35,015	$284	0.8%

	For the Years Ended
	December 31,
	2012	2011	$ Change	% Change
	(in millions)

Organic Net Revenues	$36,347	$34,816	$1,531	4.4%
Impact of foreign currency	(1,576)	–	(1,576)	(4.4)pp
Impact of accounting calendar changes (1)	–	679	(679)	(2.0)pp
Impact of divestitures	244	316	(72)	(0.2)pp
Impact of Integration Program	–	(1)	1	–

Net revenues	$35,015	$35,810	$(795)	(2.2)%

(1)	Includes a 53rd week of shipments in 2011.

Adjusted Operating Income

Using the definition of “Adjusted Operating Income” above, the only adjustments made to “operating income” from continuing operations (the most comparable U.S. GAAP financial measure) were to exclude Spin-Off Costs, pension costs related to obligations transferred in the Spin-Off, 2012-2014 Restructuring Program costs, the Integration Program and other acquisition integration costs, the benefit from the Cadbury acquisition-related indemnification resolution, net gain on acquisition and divestitures, acquisition-related costs and operating income from divestitures. We also evaluate Adjusted Operating Income on a constant currency basis. We believe these measures provide improved comparability of operating results.

	For the Years Ended
	December 31,
	2013	2012	$ Change	% Change
	(in millions)

Adjusted Operating Income (constant currency)	$4,413	$4,214	$199	4.7%
Impact of unfavorable foreign currency - translation	(146)	–	(146)	(3.4)pp
Impact of unfavorable foreign currency - Venezuela net monetary assets	(54)	–	(54)	(1.3)pp

Adjusted Operating Income	$4,213	$4,214	$(1)	0.0%
Spin-Off Costs	(62)	(444)	382	9.1pp
Spin-Off pension expense adjustment (1)	–	(68)	68	1.7pp
2012-2014 Restructuring Program	(330)	(110)	(220)	(5.5)pp
Integration Program and other integration costs	(220)	(140)	(80)	(2.0)pp
Benefit from indemnification resolution	336	–	336	9.3pp
Net gain on acquisition and divestitures	30	107	(77)	(1.8)pp
Acquisition-related costs	(2)	(1)	(1)	–
Operating income from divestitures	6	79	(73)	(1.6)pp

Operating Income	$3,971	$3,637	$334	9.2%

	For the Years Ended
	December 31,
	2012	2011	$ Change	% Change
	(in millions)

Adjusted Operating Income (constant currency)	$4,388	$4,097	$291	7.1%
Impact of unfavorable foreign currency	(153)	–	(153)	(3.7)pp

Adjusted Operating Income	$4,235	$4,097	$138	3.4%
Integration Program	(140)	(521)	381	11.3pp
Net gain on divestitures	107	–	107	2.6pp
Spin-Off pension expense adjustment (1)	(68)	(91)	23	0.8pp
Spin-Off Costs	(444)	(46)	(398)	(10.9)pp
2012-2014 Restructuring Program	(110)	–	(110)	(3.0)pp
Operating income from divestitures	58	59	(1)	(0.1)pp
Acquisition-related costs	(1)	–	(1)	(0.1)pp

Operating Income	$3,637	$3,498	$139	4.0%

(1)	Represents the estimated annual benefit plan expense associated with certain benefit plan obligations transferred to Kraft Foods Group in the Spin-Off.

Adjusted EPS

Using the definition of “Adjusted EPS” above, the only adjustments made to “diluted EPS attributable to Mondelēz International from continuing operations” (the most comparable U.S. GAAP financial measure) were to exclude Spin-Off Costs, pension costs related to obligations transferred in the Spin-Off, 2012-2014 Restructuring Program costs, the Integration Program and other acquisition integration costs, the benefit from the Cadbury acquisition-related indemnification resolution, residual tax benefit associated with the resolution of the Starbucks arbitration, net gain on acquisition and divestitures, acquisition-related costs and net earnings from divestitures, and including an interest expense adjustment related to the Spin-Off transaction. We also evaluate Adjusted EPS on a constant currency basis. We believe these measures provide improved comparability of operating results.

	For the Years Ended
	December 31,
	2013	2012	$ Change	% Change

Adjusted EPS (constant currency)	$1.60	$1.41	$0.19	13.5%
Impact of unfavorable foreign currency - translation	(0.06)	–	(0.06)
Impact of unfavorable foreign currency - Venezuela net monetary assets	(0.03)	–	(0.03)

Adjusted EPS	$1.51	$1.41	$0.10	7.1%
Spin-Off Costs	(0.02)	(0.39)	0.37
Spin-Off pension expense adjustment (1)	–	(0.02)	0.02
Spin-Off interest expense adjustment (2)	–	(0.06)	0.06
2012-2014 Restructuring Program	(0.14)	(0.04)	(0.10)
Integration Program and other integration costs	(0.10)	(0.08)	(0.02)
Net benefit from indemnification resolution	0.20	–	0.20
Residual tax benefit associated with Starbucks arbitration resolution	0.02	–	0.02
Loss on debt extinguishment and related expenses	(0.22)	–	(0.22)
Net gain on acquisition and divestitures	0.04	0.03	0.01
Acquisition-related costs	–	–	–
Net earnings from divestitures	–	0.03	(0.03)

Diluted EPS attributable to Mondelēz International from continuing operations	$1.29	$0.88	$0.41	46.6%
Discontinued operations	0.90	0.83	0.07

Diluted EPS attributable to Mondelēz International	$2.19	$1.71	$0.48	28.1%

	For the Years Ended
	December 31,
	2012	2011	$ Change	% Change

Adjusted EPS (constant currency)	$1.47	$1.40	$0.07	5.0%
Impact of unfavorable foreign currency	(0.06)	–	(0.06)

Adjusted EPS	$1.41	$1.40	$0.01	0.7%
Spin-Off Costs	(0.39)	(0.02)	(0.37)
Spin-Off pension expense adjustment (1)	(0.02)	(0.03)	0.01
Spin-Off interest expense adjustment (2)	(0.06)	(0.11)	0.05
2012-2014 Restructuring Program	(0.04)	–	(0.04)
Integration Program	(0.08)	(0.28)	0.20
Net gain on divestitures	0.03	–	0.03
Net earnings from divestitures	0.03	0.03	–

Diluted EPS attributable to Mondelēz International from continuing operations	$0.88	$0.99	$(0.11)	(11.1)%
Discontinued operations	0.83	1.02	(0.19)

Diluted EPS attributable to Mondelēz International	$1.71	$2.01	$(0.30)	(14.9)%

(1)	Represents the estimated annual benefit plan expense associated with certain benefit plan obligations transferred to Kraft Foods Group in the Spin-Off.
(2)	Represents interest expense associated with the assumed reduction of $6 billion of our debt on January 1, 2012 from the utilization of funds received from Kraft Foods Group in 2012 in connection with our Spin-Off capitalization plan. Note during the year ended December 31, 2012, a portion of the $6 billion of debt was retired. As such, we adjusted interest expense during this period as if this debt had been repaid on January 1, 2012 to ensure consistency of our assumption and related results.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As we operate globally, we use certain financial instruments to manage our foreign currency exchange rate, commodity price and interest rate risks. We monitor and manage these exposures as part of our overall risk management program. Our risk management program focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. We maintain foreign currency, commodity price and interest rate risk management policies that principally use derivative instruments to reduce significant, unanticipated earnings fluctuations that may arise from volatility in foreign currency exchange rates, commodity prices and interest rates. We also sell commodity futures to unprice future purchase commitments, and we occasionally use related futures to cross-hedge a commodity exposure. We are not a party to leveraged derivatives and, by policy, do not use financial instruments for speculative purposes. Refer to Note 1, Summary of Significant Accounting Policies, and Note 9, Financial Instruments, to the consolidated financial statements for further details of our foreign currency, commodity price and interest rate risk management policies, the types of derivative instruments we use to hedge those exposures and currency risks associated with highly inflationary economies.

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

We made the VAR estimates assuming normal market conditions, using a 95% confidence interval. We used a “variance / co-variance” model to determine the observed interrelationships between movements in interest rates and various currencies. These interrelationships were determined by observing interest rate and forward currency rate movements over the prior quarter for the calculation of VAR amounts at December 31, 2013 and 2012, and over each of the four prior quarters for the calculation of average VAR amounts during each year. The values of foreign currency and commodity options do not change on a one-to-one basis with the underlying currency or commodity, and were valued accordingly in the VAR computation.

As of December 31, 2013, the estimated potential one-day loss in fair value of our interest rate-sensitive instruments, primarily debt, and the estimated potential one-day loss in pre-tax earnings from our foreign currency and commodity instruments, as calculated in the VAR model, were:

	Pre-Tax Earnings Impact				Fair Value Impact
	At 12/31/13	Average	High	Low	At 12/31/13	Average	High	Low
(in millions)
Instruments sensitive to:
Interest rates					$ 44	$ 70	$ 112	$ 44
Foreign currency rates	$ 28	$ 19	$ 28	$ 13
Commodity prices	25	18	25	14

	Pre-Tax Earnings Impact				Fair Value Impact
	At 12/31/12	Average	High	Low	At 12/31/12	Average	High	Low
(in millions)
Instruments sensitive to:
Interest rates					$ 80	$ 133	$ 172	$ 80
Foreign currency rates	$ 10	$ 17	$ 24	$ 10
Commodity prices	19	44	60	19

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

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Mondelēz International, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, comprehensive earnings, equity and cash flows present fairly, in all material respects, the financial position of Mondelēz International, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the monitoring and oversight of the controls over the completeness, accuracy and presentation of the Company’s accounting for income taxes existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in the Report of Management on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

March 3, 2014

Mondelēz International, Inc. and Subsidiaries

Consolidated Statements of Earnings

For the Years Ended December 31

(in millions of U.S. dollars, except per share data)

	2013	2012	2011

Net revenues	$35,299	$35,015	$35,810
Cost of sales	22,189	21,939	22,710

Gross profit	13,110	13,076	13,100

Selling, general and administrative expenses	8,679	9,176	9,382
Asset impairment and exit costs	273	153	(5)
Gains on acquisition and divestitures, net	(30)	(107)	–
Amortization of intangibles	217	217	225

Operating income	3,971	3,637	3,498

Interest and other expense, net	1,579	1,863	1,618

Earnings from continuing operations before income taxes	2,392	1,774	1,880

Provision for income taxes	60	168	116

Earnings from continuing operations	2,332	1,606	1,764

Earnings from discontinued operations, net of income taxes	1,603	1,488	1,810

Net earnings	3,935	3,094	3,574

Noncontrolling interest	20	27	20

Net earnings attributable to Mondelēz International	$3,915	$3,067	$3,554

Per share data:
Basic earnings per share attributable to Mondelēz International:
Continuing operations	$1.30	$0.90	$0.99
Discontinued operations	0.91	0.83	1.02

Net earnings attributable to Mondelēz International	$2.21	$1.73	$2.01

Diluted earnings per share attributable to Mondelēz International:
Continuing operations	$1.29	$0.88	$0.99
Discontinued operations	0.90	0.83	1.02

Net earnings attributable to Mondelēz International	$2.19	$1.71	$2.01

Dividends declared	$0.54	$1.00	$1.16

See notes to consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Earnings

For the Years Ended December 31

(in millions of U.S. dollars)

	2013	2012	2011

Net earnings	$3,935	$3,094	$3,574
Other comprehensive earnings / (losses):
Currency translation adjustment:
Translation adjustment	(1,080)	759	(1,245)
Tax (expense) / benefit	36	39	(45)
Pension and other benefits:
Net actuarial gain / (loss) arising during period	713	(2,266)	(2,333)
Reclassification of (gains) / losses into net earnings:
Amortization of experience losses and prior service costs	193	414	361
Settlement losses	4	135	113
Tax (expense) / benefit	(244)	486	768
Derivatives accounted for as hedges:
Net derivative (losses) / gains	169	(412)	(709)
Reclassification of (gains) / losses into net earnings	72	602	93
Tax (expense) / benefit	(86)	(87)	240

Total other comprehensive earnings / (losses)	(223)	(330)	(2,757)

Comprehensive earnings / (losses)	3,712	2,764	817
less: Comprehensive earnings / (losses) attributable to noncontrolling interests	20	33	10

Comprehensive earnings / (losses) attributable to Mondelēz International	$3,692	$2,731	$807

See notes to consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Consolidated Balance Sheets, as of December 31

(in millions of U.S. dollars, except share data)

	2013	2012

ASSETS
Cash and cash equivalents	$2,664	$4,475
Receivables (net of allowances of $86 in 2013 and $118 in 2012)	5,403	6,129
Inventories, net	3,743	3,741
Deferred income taxes	517	593
Other current assets	889	735

Total current assets	13,216	15,673

Property, plant and equipment, net	10,247	10,010
Goodwill	25,597	25,740
Intangible assets, net	21,994	22,552
Prepaid pension assets	54	18
Other assets	1,449	1,484

TOTAL ASSETS	$72,557	$75,477

LIABILITIES
Short-term borrowings	$1,636	$274
Current portion of long-term debt	1,003	3,577
Accounts payable	5,345	4,642
Accrued marketing	2,318	2,484
Accrued employment costs	1,043	1,038
Other current liabilities	3,051	2,855

Total current liabilities	14,396	14,870

Long-term debt	14,482	15,574
Deferred income taxes	6,282	6,235
Accrued pension costs	1,962	2,885
Accrued postretirement health care costs	412	451
Other liabilities	2,491	3,046

TOTAL LIABILITIES	40,025	43,061

Commitments and Contingencies (Note 12)

EQUITY
Common Stock, no par value (1,996,537,778 shares issued as of December 31, 2013 and 2012)	–	–
Additional paid-in capital	31,396	31,548
Retained earnings	13,419	10,551
Accumulated other comprehensive losses	(2,889)	(2,666)
Treasury stock, at cost (291,141,184 shares at December 31, 2013 and 218,541,936 shares at December 31, 2012)	(9,553)	(7,157)

Total Mondelēz International Shareholders’ Equity	32,373	32,276
Noncontrolling interest	159	140

TOTAL EQUITY	32,532	32,416

TOTAL LIABILITIES AND EQUITY	$72,557	$75,477

See notes to consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Consolidated Statements of Equity

(in millions of U.S. dollars, except per share data)

	Mondelēz International Shareholders’ Equity
				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Retained	Earnings/	Treasury	Noncontrolling	Total
	Stock	Capital	Earnings	(Losses)	Stock	Interest	Equity

Balances at January 1, 2011	$–	$31,231	$16,647	$(3,893)	$(8,126)	$108	$35,967
Comprehensive earnings / (losses):
Net earnings	–	–	3,554	–	–	20	3,574
Other comprehensive losses, net of income taxes	–	–	–	(2,747)	–	(10)	(2,757)
Exercise of stock options and issuance of other stock awards	–	100	(86)	–	650	–	664
Cash dividends declared ($1.16 per share)	–	–	(2,048)	–	–	–	(2,048)
Dividends paid on noncontrolling interest and other activities	–	(13)	–	2	–	(7)	(18)

Balances at December 31, 2011	$–	$31,318	$18,067	$(6,638)	$(7,476)	$111	$35,382

Comprehensive earnings / (losses):
Net earnings	–	–	3,067	–	–	27	3,094
Other comprehensive earnings / (losses), net of income taxes	–	–	–	(336)	–	6	(330)
Exercise of stock options and issuance of other stock awards	–	141	(53)	–	319	–	407
Cash dividends declared ($1.00 per share)	–	–	(1,775)	–	–	–	(1,775)
Spin-Off of Kraft Foods Group, Inc.		89	(8,755)	4,308			(4,358)
Dividends paid on noncontrolling interest and other activities	–	–	–	–	–	(4)	(4)

Balances at December 31, 2012	$–	$31,548	$10,551	$(2,666)	$(7,157)	$140	$32,416

Comprehensive earnings / (losses):
Net earnings	–	–	3,915	–	–	20	3,935
Other comprehensive losses, net of income taxes	–	–	–	(223)	–	–	(223)
Exercise of stock options and issuance of other stock awards	–	10	(97)	–	343	–	256
Common Stock repurchased	–	(161)	–	–	(2,739)		(2,900)
Cash dividends declared ($0.54 per share)	–	–	(950)	–	–	–	(950)
Dividends paid on noncontrolling interest and other activities	–	(1)	–	–	–	(1)	(2)

Balances at December 31, 2013	$–	$31,396	$13,419	$(2,889)	$(9,553)	$159	$32,532

See notes to consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31

(in millions of U.S. dollars)

	2013	2012	2011

CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES
Net earnings	$3,935	$3,094	$3,574
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	1,077	1,345	1,485
Stock-based compensation expense	128	162	181
Deferred income tax (benefit) / provision	(64)	369	(351)
Net gain on acquisition and divestitures	(30)	(107)	–
Asset impairments	97	126	–
Benefit from indemnification resolution	(385)	–	–
Loss on extinguishment of debt	608	–	–
Other non-cash items, net	(19)	44	82
Change in assets and liabilities, net of acquisitions and divestitures:
Receivables, net	492	(599)	(115)
Inventories, net	(116)	(129)	(556)
Accounts payable	793	505	300
Other current assets	(42)	217	(374)
Other current liabilities	62	(1,160)	648
Change in pension and postretirement assets and liabilities, net	(126)	56	(354)

Net cash provided by operating activities	6,410	3,923	4,520

CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES
Capital expenditures	(1,622)	(1,610)	(1,771)
Acquisitions, net of cash received	(119)	–	–
Proceeds from divestitures, net of disbursements	60	200	–
Cash received from / (transferred to) Kraft Foods Group related to the Spin-Off	55	(410)	–
Proceeds from sale of property, plant and equipment and other	143	133	43

Net cash used in investing activities	(1,483)	(1,687)	(1,728)

CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES
Issuances of commercial paper, maturities greater than 90 days	1,329	1,579	1,125
Repayments of commercial paper, maturities greater than 90 days	(607)	(1,581)	(1,228)
Net issuance / (repayments) of other short-term borrowings, net	655	95	(462)
Long-term debt proceeds	3,248	6,775	36
Long-term debt repaid	(7,559)	(4,495)	(1,114)
Repurchase of Common Stock	(2,900)	–	–
Dividends paid	(943)	(2,058)	(2,043)
Other	132	(111)	511

Net cash (used in) / provided by financing activities	(6,645)	204	(3,175)

Effect of exchange rate changes on cash and cash equivalents	(93)	61	(124)

Cash and cash equivalents:
Increase / (decrease)	(1,811)	2,501	(507)
Balance at beginning of period	4,475	1,974	2,481

Balance at end of period	$2,664	$4,475	$1,974

Cash paid:
Interest	$1,124	$2,406	$2,031

Income taxes	$760	$1,057	$932

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

Discontinued Operation:

On October 1, 2012, we completed the spin-off of our former North American grocery business, Kraft Foods Group, Inc. (“Kraft Foods Group”) by distributing 100% of the outstanding shares of common stock of Kraft Foods Group to holders of our Common Stock (the “Spin-Off”). We retained our global snacks business along with other food and beverage categories. The divested Kraft Foods Group business is presented as a discontinued operation on the consolidated statements of earnings for all periods presented. The Kraft Foods Group other comprehensive earnings, changes in equity and cash flows are included within our consolidated statements of comprehensive earnings, equity and cash flows through October 1, 2012. See Note 2, Divestitures and Acquisition, for additional information.

Segment Reorganization:

Effective January 1, 2013, we reorganized our operations and management into five reportable operating segments:

•	Latin America (formerly in our Developing Markets segment)
•	Asia Pacific (formerly in our Developing Markets segment)
•	Eastern Europe, Middle East & Africa (“EEMEA”) (formerly in our Developing Markets segment)
•	Europe (now includes certain European operations previously managed within the EEMEA segment)
•	North America

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

Principles of Consolidation:

The consolidated financial statements include Mondelēz International, as well as our wholly owned and majority owned subsidiaries. We account for investments in which we exercise significant influence (20%-50% ownership interest) under the equity method of accounting. We use the cost method of accounting for investments in which we have an ownership interest of less than 20% and in which we do not exercise significant influence. Non-controlling interest in subsidiaries consists of the equity interest of non-controlling investors in consolidated subsidiaries of Mondelēz International. All intercompany transactions are eliminated.

Accounting Calendar Changes:

In 2013, the majority of our operating subsidiaries report results as of the last calendar day of the period. In connection with moving to this common consolidation date, in the first quarter of 2013, we changed the consolidation date for our Europe segment from the last Saturday of each period to the last calendar day of each period. The change in the consolidation date for our Europe segment had a favorable impact of $37 million on net revenues and $6 million on operating income in 2013. At this time, primarily our North American operating subsidiaries continue to report results as of the last Saturday of the period.

Prior to these changes, in 2012 and 2011, the majority of our operating subsidiaries reported results as of the last Saturday of the year. In 2011, the last Saturday of the year also fell on December 31, and so our 2011 results included one more week of operating results (“53rd week”) than 2013 or 2012, which each had 52 weeks. In 2011, we also changed the consolidation dates for certain operations of our Europe, Latin America and EEMEA segments. Previously, these operations primarily reported results two weeks prior to the end of the period. Subsequent to the 2011 changes, the majority of our Europe segment reported results as of the last Saturday of each period and certain operations within our Latin America and EEMEA segments began to report results as of the last calendar day of the period or the last Saturday of the period. These changes and the 53rd week in 2011 resulted in a favorable impact to net revenues of $679 million and a favorable impact of $93 million to operating income in 2011.

We believe these changes are preferable and will improve business planning and financial reporting by better matching the close dates of the operating subsidiaries and bringing the reporting dates closer to the period-end date. As the effect to prior-period results was not material, we have not revised prior-period results.

Revision of Financial Statements:

In finalizing our 2013 results, we identified certain out-of-period, non-cash income tax-related errors in prior interim and annual periods. These errors are not material to any previously reported financial results; however, we have revised our first through third quarter 2013 and prior-year financial statements in these consolidated financial statements and accompanying notes to reflect these items in the appropriate periods. The net effect of the revision was to lower tax expense in years prior to 2013. The impact of the revision to 2013 results through the third quarter was a $59 million reduction of net earnings related to both current and prior-year corrections. The impact of the revision to fiscal years prior to 2013 was an increase in cumulative net earnings of $94 million.

We evaluated the cumulative impact of the errors on prior periods under the guidance in Accounting Standards Codification (“ASC”) 250-10, Accounting Changes and Error Corrections, and the guidance from the Securities Exchange Commission (“SEC”) in Staff Accounting Bulletin (“SAB”) No. 99, Materiality. We also evaluated the impact of correcting the errors through an adjustment to our financial statements under the guidance in ASC 250-10 relating to SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. We concluded that these errors were not material, individually or in the aggregate, to any of the prior reporting periods, and therefore, amendments of previously filed reports were not required. We plan to revise our quarterly results for 2013 when we file subsequent reports on Form 10-Q. Our revised quarterly financial data for the years ended December 31, 2013 and December 31, 2012 is presented in Note 18, Quarterly Financial Data (unaudited).

The effects of the prior period corrections on the annual consolidated financial statements are detailed below. For periods prior to January 1, 2011, our consolidated statements of equity reflect a $28 million cumulative correction to retained earnings as of January 1, 2011.

Consolidated Statement of Earnings

	For the Years Ended December 31,
	2012			2011
	Reported	Correction	Revised	Reported	Correction	Revised
	(in millions, except per share data)

Provision for income taxes	207	(39)	168	143	(27)	116
Earnings from continuing operations	1,567	39	1,606	1,737	27	1,764
Net earnings	3,055	39	3,094	3,547	27	3,574
Net earnings attributable to Mondelēz International	3,028	39	3,067	3,527	27	3,554
Net earnings attributable to Mondelēz International:
Per share, basic (continuing operations)	$0.87	$0.03	$0.90	$0.97	$0.02	$0.99
Per share, diluted (continuing operations)	$0.86	$0.02	$0.88	$0.97	$0.02	$0.99

Net earnings attributable to Mondelēz International:
Per share, basic	$1.70	$0.03	$1.73	$2.00	$0.01	$2.01
Per share, diluted	$1.69	$0.02	$1.71	$1.99	$0.02	$2.01

Consolidated Statement of Comprehensive Earnings

	For the Years Ended December 31,
	2012			2011
	Reported	Correction	Revised	Reported	Correction	Revised
	(in millions)

Net earnings	3,055	39	3,094	3,547	27	3,574
Translation adjustment	791	(32)	759	(1,245)	–	(1,245)
Total other comprehensive losses	(298)	(32)	(330)	(2,757)	–	(2,757)
Comprehensive earnings	2,757	7	2,764	790	27	817
Comprehensive earnings attributable to Mondelēz International	2,724	7	2,731	780	27	807

Consolidated Balance Sheet

	As of December 31,
	2012
	Reported	Correction	Revised
	(in millions)
Current deferred income taxes	542	51	593
Total current assets	15,622	51	15,673
Goodwill	25,801	(61)	25,740
Other assets	1,475	9	1,484
Total Assets	75,478	(1)	75,477
Other current liabilities	2,858	(3)	2,855
Total current liabilities	14,873	(3)	14,870
Non-current deferred income taxes	6,302	(67)	6,235
Other liabilities	3,038	8	3,046
Total Liabilities	43,123	(62)	43,061
Retained earnings	10,457	94	10,551
Accumulated other comprehensive losses	(2,633)	(33)	(2,666)
Total Mondelēz International Shareholders’ Equity	32,215	61	32,276

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2012			2011
	Reported	Correction	Revised	Reported	Correction	Revised
	(in millions)

Net earnings	3,055	39	3,094	3,547	27	3,574
Deferred income tax (benefit) / provision	410	(41)	369	(351)	–	(351)
Other non-cash expense, net	48	(4)	44	81	1	82
Change in other current liabilities	(1,166)	6	(1,160)	676	(28)	648
Net cash provided by operating activities	3,923	–	3,923	4,520	–	4,520

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

Foreign Currency, including Highly Inflationary Accounting:

We translate the results of operations of our foreign subsidiaries using average exchange rates during each period, whereas balance sheet accounts are translated using exchange rates at the end of each period. We record currency translation adjustments as a component of equity. Realized exchange gains and losses on transactions are recorded in earnings.

As prescribed by U.S. GAAP for highly inflationary economies, we began accounting for the results of our Venezuelan subsidiaries in U.S. dollars on January 1, 2010. We use the official Venezuelan bolivar exchange rate to translate the results of our Venezuelan operations into U.S. dollars. During 2012 and 2011, we recorded immaterial foreign currency impacts related to our highly inflationary accounting for Venezuela.

On February 8, 2013, the Venezuelan government announced the devaluation of the official Venezuelan bolivar exchange rate from 4.30 bolivars to 6.30 bolivars to the U.S. dollar and the elimination of the second-tier, government-regulated SITME exchange rate previously applied to value certain types of transactions. In connection with the announced changes, we recorded a $54 million unfavorable foreign currency charge related to the devaluation of our net monetary assets in Venezuela. The charge was recorded in selling, general and administrative expenses within our Latin America segment. We also incurred net unfavorable devaluation-related foreign currency impacts within our pre-tax earnings of $67 million during the year ended December 31, 2013 related to translating the earnings of our Venezuelan subsidiary to the U.S. dollar at the new exchange rate.

On March 19, 2013, the Venezuelan government announced a new auction-based currency transaction program referred to as SICAD. SICAD allows entities in specific sectors to bid for U.S. dollars to be used for specified import transactions. The minimum exchange rate to be offered under SICAD is 6.30 bolivars to the U.S. dollar. As of the week ended December 30, 2013, the published SICAD rate offered was 11.30 bolivars to the U.S. dollar. To date, availability of U.S. dollars at either exchange rate continues to be limited.

On January 24, 2014, the Venezuelan government announced the expansion of the SICAD auction program to prospective dividends and royalties and new profit margin controls. As our Venezuelan subsidiaries declare dividends or pay royalties in the future, based on the availability of U.S. dollars exchanged under the SICAD program, the realized exchange losses on payments made in U.S. dollars would be recognized in earnings. On profit level controls, we continue to evaluate the announced measures and will look to protect net revenues and profitability.

In light of the current difficult macroeconomic environment in Venezuela, we continue to monitor and actively manage our investment and exposures in Venezuela. In 2013, our net revenues in Venezuela were approximately $800 million. At December 31, 2013, our net monetary assets denominated in the Venezuelan bolivar were $257 million in U.S. dollars applying the official exchange rate. If the official exchange rate were to devalue further or if the currently less favorable SICAD exchange rate were extended to apply to a greater portion of our net monetary assets in Venezuela, we could recognize a material devaluation charge in earnings. At this time, this has not occurred and we continue to monitor the currency developments in Venezuela and to take protective measures against currency devaluation such as converting monetary assets into non-monetary assets which we can use in our business.

On January 23, 2014, the Central Bank of Argentina adjusted its currency policy, removed its currency stabilization measures and allowed the Argentine peso exchange rate to float relative to the U.S. dollar. The value of the Argentine peso relative to the U.S. dollar fell by 15% on that day and further volatility in the exchange rate is likely. At this time, based on the current state of Argentine currency rules and regulations, the business environment remains challenging, however, we do not expect the existing controls and restrictions to have a material adverse effect on our business, financial condition or results of operations. In 2013, our net revenues in Argentina were approximately $800 million. We continue to monitor developments in Argentina and explore additional measures to protect our operations and net monetary position there.

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

Goodwill and Non-Amortizable Intangible Assets:

We test goodwill and non-amortizable intangible assets for impairment at least annually on October 1. We assess goodwill impairment risk by first performing a qualitative review of entity-specific, industry, market and general economic factors for each reporting unit. If significant potential goodwill impairment risk exists for a specific reporting unit, we apply a two-step quantitative test. The first step compares the reporting unit’s estimated fair value with its carrying value. We estimate a reporting unit’s fair value using a 20-year projection of discounted cash flows which incorporates planned growth rates, market-based discount rates and estimates of residual value. For reporting units within our North America and Europe geographic units, we used a market-based, weighted-average cost of capital of 6.6% to discount the projected cash flows of those operations. For our Latin America, Asia Pacific and EEMEA reporting units, we used a risk-rated discount rate of 9.6%. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans, industry and economic conditions and our actual results and conditions may differ over time. If the carrying value of a reporting unit’s net assets exceeds its fair value, the second step is applied to measure the difference between the carrying value and implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, the goodwill is considered impaired and reduced to its implied fair value.

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

Marketing and Research and Development:

We promote our products with advertising, consumer incentives and trade promotions. These programs include, but are not limited to, discounts, coupons, rebates, in-store display incentives and volume-based incentives. We expense advertising costs either in the period the advertising first takes place or as incurred. Consumer incentive and trade promotion activities are recorded as a reduction to revenues based on amounts estimated as being due to customers and consumers at the end of a period. We base these estimates principally on historical utilization and redemption rates. For interim reporting purposes, advertising and consumer incentive expenses are charged to operations as a percentage of volume, based on estimated volume and related expense for the full year. We do not defer costs on our year-end consolidated balance sheet and all marketing costs are recorded as an expense in the year incurred. Advertising expense was $1,721 million in 2013, $1,815 million in 2012 and $1,860 million in 2011. We expense product research and development costs as incurred. Research and development expense was $471 million in 2013, $462 million in 2012 and $511 million in 2011. We record marketing and research and development expenses within selling, general and administrative expenses.

Environmental Costs:

Throughout the countries in which we do business, we are subject to local, national and multi-national environmental laws and regulations relating to the protection of the environment. We have programs across our business units designed to meet applicable environmental compliance requirements.

In the United States, the laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). CERCLA imposes joint and severable liability on each potentially responsible party. As of December 31, 2013 and 2012, our subsidiaries were involved in one active proceeding in the U.S. under a state equivalent of CERCLA related to our current operations. As of December 31, 2013 and 2012, we had accrued an immaterial amount for environmental remediation. Based on information currently available, we believe that the ultimate resolution of the existing environmental remediation and our compliance with environmental laws and regulations will not have a material effect on our financial results.

Employee Benefit Plans:

We provide a range of benefits to our current and retired employees. Depending upon jurisdictions, tenure, presence of a union, job level and other factors, these include pension benefits, postretirement health care benefits and postemployment benefits, consisting primarily of severance. We provide pension coverage for certain employees of our non-U.S. subsidiaries through separate plans. Local statutory requirements govern many of these plans. For salaried and non-union hourly employees hired in the U.S. after January 1, 2009, we discontinued benefits under our U.S. pension plans, and we replaced them with an enhanced company contribution to our employee savings plan. Additionally, we will be freezing the U.S. pension plans for current salaried and non-union hourly employees effective December 31, 2019. Pension accruals for all salaried and non-union employees who are currently earning pension benefits will end on December 31, 2019, and continuing pay and service will be used to calculate the pension benefits through December 31, 2019. Our U.S., Canadian and U.K. subsidiaries provide health care and other benefits to most retired employees. Local government plans generally cover health care benefits for retirees outside the U.S., Canada, and United Kingdom. Our postemployment benefit plans cover most salaried and certain hourly employees. The cost of these plans is charged to expense over the working life of the covered employees.

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

Interest rate cash flow and fair value hedges – We manage interest rate volatility by modifying the pricing or maturity characteristics of certain liabilities so that the net impact on expense is not, on a material basis, adversely affected by movements in interest rates. As a result of interest rate fluctuations, hedged fixed-rate liabilities appreciate or depreciate in market value. We expect the effect of this unrealized appreciation or depreciation to be substantially offset by our gains or losses on the derivative instruments that are linked to these hedged liabilities. We use derivative instruments, including interest rate swaps that have indices related to the pricing of specific liabilities as part of our interest rate risk management strategy. As a matter of policy, we do not use highly leveraged derivative instruments for interest rate risk management.

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

In July 2013, the FASB issued an accounting standards update which permits the inclusion of the Fed Funds Effective Swap Rate as a U.S. benchmark interest rate for hedge accounting purposes in addition to the interest rates on direct Treasury obligations of the U.S. government and the London Interbank Offered Rate (“LIBOR”). The guidance is effective for new or redesignated hedging relationships we enter into on or after July 17, 2013. The adoption of this guidance did not have an impact on our financial statements, but will allow us to use another U.S. benchmark interest rate in derivative transactions we designate as hedges for accounting purposes in the future.

In March 2013, the FASB issued an accounting standards update on a parent company’s accounting for the cumulative translation adjustment (“CTA”) upon derecognition of certain subsidiaries or groups of assets within a foreign entity or an investment in a foreign entity. We adopted the new requirement on January 1, 2014. Application of the standard is primarily expected to impact the net gain or loss recognized on divestitures of foreign subsidiaries after January 1, 2014.

In February 2013, the FASB issued an accounting standards update, clarifying how entities are required to measure obligations resulting from joint and several liability arrangements. We adopted the new standard on January 1, 2014 and it did not have an effect on our consolidated financial results as we do not have any material arrangements that fall within the scope of the standard at this time.

In February 2013, the FASB issued an accounting standards update, clarifying the reporting of significant reclassifications from components of accumulated other comprehensive income (“AOCI”) and the related impacts primarily on the statement of earnings. The guidance is effective for fiscal and interim reporting periods beginning after December 15, 2012. We adopted the guidance effective January 1, 2013 and disclose reclassifications from accumulated other comprehensive income and their impact on our condensed consolidated financial statements in Note 14, Reclassifications from Accumulated Other Comprehensive Income.

Reclassifications:

Our condensed consolidated cash flow statements reflect commercial paper with original maturities greater than 90 days on a gross basis in both periods. We also reclassified 2012 and prior period segment information to reflect our business and segment reorganization discussed in Note 1, Summary of Significant Accounting Policies, and Note 17, Segment Reporting.

Subsequent Events:

We evaluated subsequent events and included all accounting and disclosure requirements related to material subsequent events in our consolidated financial statements and related notes. See Notes 1. Summary of Significant Accounting Policies and 8. Debt and Borrowing Arrangements.

Note 2. Divestitures and Acquisition

Spin-off Kraft Foods Group:

On October 1, 2012 (the “Distribution Date”), we completed the spin-off of our North American grocery business, Kraft Foods Group, Inc. (“Kraft Foods Group”), to our shareholders (the “Spin-Off”). Along with our other food and beverage categories, we also retained our global snacks business. On October 1, 2012, each of our shareholders of record as of the close of business on September 19, 2012 (“the Record Date”) received one share of Kraft Foods Group common stock for every three shares of our Common Stock held as of the Record Date. The distribution was structured to be tax free to our U.S. shareholders for U.S. federal income tax purposes.

Kraft Foods Group became an independent public company on October 1, 2012, and following the Spin-Off, we do not beneficially own any shares of Kraft Foods Group common stock.

The divested Kraft Foods Group business is presented as a discontinued operation on the consolidated statements of earnings for all periods presented. The Kraft Foods Group other comprehensive earnings, changes in equity and cash flows are included within our consolidated statements of comprehensive earnings, equity and cash flows through October 1, 2012.

A summary of results related to the discontinued operation of Kraft Foods Group within our historical results is presented below:

	Fourth Quarter Ended	Nine Months Ended	Year Ended
	December 31, 2013	October 1, 2012	December 31, 2011
	(in millions)

Net revenues	–	$13,768	$18,555

Earnings before income taxes	$2,522	$2,266	$2,892
Provision for income taxes	919	778	1,082

Earnings from discontinued operations, net of income taxes	$1,603	$1,488	$1,810

The results of the Kraft Foods Group discontinued operation exclude certain corporate and business unit costs which were historically allocated to Kraft Foods Group and continued at Mondelēz International after the Spin-Off. These costs include primarily corporate overheads, information systems and sales force support. On a pre-tax basis, through the date of the Spin-Off, these costs were $150 million for the nine months ended October 1, 2012 and $236 million for the year ended December 31, 2011.

Interest expense relating to debt Kraft Foods Group incurred or assumed through October 1, 2012 has been included in the results from discontinued operations for all periods presented and as follows:

	Nine Months Ended	Year Ended
	October 1, 2012	December 31, 2011
	(in millions)

$6.0 billion note issuance in June 2012	$70	$–
$3.6 billion notes exchanged in July 2012	171	226
$0.4 billion debt transferred in October 2012	24	31
Capital leases and other	13	10

	$278	$267

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

In order to implement the Spin-Off, we entered into certain agreements with Kraft Foods Group to effect our legal and structural separation, govern the relationship between us, and allocate various assets, liabilities and obligations between us, including, among other things, employee benefits, intellectual property and tax-related assets and liabilities (see Note 15, Income Taxes, for additional information on the current and deferred tax assets and liabilities transferred or retained in the Spin-Off). In addition to executing the Spin-Off in the manner provided in the agreements, in November 2012, pursuant to these agreements, we paid Kraft Foods Group $163 million related to targeted cash flows (together with the $247 million of cash divested on the Distribution Date, totaling $410 million of cash transferred to Kraft Foods Group in connection with the Spin-Off). To facilitate the management, including final payment and resolution, of certain obligations, Kraft Foods Group retained certain of our North American net trade payables and receivables. We also retained approximately $140 million of workers’ compensation liabilities for claims incurred by Kraft Foods Group employees prior to the Spin-Off. In November 2012, we paid Kraft Foods Group $95 million to cash settle the net trade payables and receivables and which are also reflected in table above. In March 2013, we collected $55 million from Kraft Foods Group related to the cash settlement of stock awards held by our respective employees at the time of the Spin-Off as further described in Note 11, Stock Plans.

Spin-Off Costs:

Our historical results include one-time Spin-Off transaction, transition and financing and related costs (“Spin-Off Costs”) we have incurred to date. We recorded Spin-Off Costs of $62 million in 2013, $1,053 million in 2012 and $46 million in 2011. We expect to reflect all one-time Spin-Off Costs within our reported results. We incurred the following Spin-Off Costs within our pre-tax earnings:

	For the Years Ended December 31,
	2013	2012	2011
	(in millions)

Selling, general and administrative expenses	$62	$444	$46
Interest and other expense, net	–	609	–

Spin-Off Costs	$62	$1,053	$46

We expect to incur approximately $30 million of remaining Spin-Off Costs in 2014 related primarily to customer service and logistics, information systems and processes, as well as legal costs associated with revising intellectual property and other long-term agreements.

Resolution of Starbucks Arbitration:

As we previously disclosed, on March 1, 2011, the Starbucks Coffee Company (“Starbucks”) took control of the Starbucks packaged coffee business (“Starbucks CPG business”) in grocery stores and other channels. Starbucks did so without our authorization and in what we contended was a violation and breach of our license and supply agreement with Starbucks related to the Starbucks CPG business. Following an initial decision in November 2013, on December 13, 2013, the independent arbitrator in our dispute with Starbucks issued a decision and Final Award that Kraft Foods Global, Inc. (now Kraft Foods Group), the named party in the proceeding, had proven that it was entitled to recover and that Starbucks must pay $2,764 million in total cash compensation for Starbucks’ unilateral termination of the agreement. The award included compensation for 135% of the determined fair market value of the agreement for improper termination as well as prejudgment interest of $521 million and Kraft Foods Group’s attorney’s fees, which the parties agreed would equal $15 million. Starbucks has paid all of the amount owed pursuant to the ruling. Under the Separation and Distribution Agreement between Kraft Foods Group and us, Kraft Foods Group directed the recovery awarded in the arbitration proceeding to us. The dispute arose within the Kraft Foods Group discontinued operation and was directed to Mondelēz International in connection with the Spin-Off recapitalization plans. Accordingly, the pre-tax gain on the resolution of the Starbucks arbitration of $2.5 billion ($1.6 billion net of tax) was recorded in earnings from discontinued operations during the fourth quarter of 2013.

Acquisition, Other Divestitures and Sales of Property:

On February 22, 2013, we acquired the remaining interest in a biscuit operation in Morocco, which is now a wholly-owned subsidiary within our EEMEA segment. We paid net cash consideration of $119 million, consisting of a $155 million purchase price net of cash acquired of $36 million. Prior to the acquisition, our interest in the operation was accounted for under the equity method. As a result of obtaining a controlling interest, we consolidated the operation and recorded the fair value of acquired assets (including identifiable intangible assets of $48 million), the liabilities assumed and goodwill of $209 million. We also recorded a pre-tax gain of $22 million related to the remeasurement of our previously-held equity interest in the operation to fair value in accordance with U.S. GAAP. Acquisition costs of $7 million were included within selling, general and administrative expenses and interest and other expense, net during the year ended December 31, 2013. The operating results of the acquisition were not material to our condensed consolidated financial statements during the periods presented.

In 2013, we completed several divestitures primarily in our EEMEA and Europe segments which generated cash proceeds of $60 million and pre-tax gains of $8 million. The divestitures included a salty snacks business in Turkey, a confectionery business in South Africa and a chocolate business in Spain.

In 2012, we completed several divestitures within our Europe segment that generated cash proceeds of $200 million and pre-tax gains of $107 million. The divestitures primarily included a dinners and sauces grocery business in Germany and Belgium and a canned meat business in Italy.

The aggregate operating results of the 2013 and 2012 divestitures were not material to our financial statements in any of the periods presented.

In 2013, we sold properties in Italy, the United Kingdom and Norway within our Europe segment and in India within our Asia Pacific segment. The Europe property sales generated $29 million in pre-tax net gains and $37 million of cash proceeds. We also have a $52 million receivable related to the United Kingdom property sale. The India property sale generated a $39 million pre-tax gain and $53 million of cash proceeds. The gains were recorded within selling, general and administrative expenses and cash proceeds were recorded in cash flows from other investing activities in the year ended December 31, 2013.

In 2012, we also sold property in Russia and Turkey within our EEMEA segment. The Russia property sale generated a $55 million pre-tax gain and $72 million of cash proceeds and the Turkey property sale generated a $22 million pre-tax gain and $29 million of cash proceeds. The gains were recorded within selling, general and administrative expenses and the cash proceeds were recorded in cash flows from other investing activities in the year ended December 31, 2012.

Note 3. Inventories

Inventories at December 31, 2013 and 2012 were:

	2013	2012
	(in millions)

Raw materials	$1,165	$1,213
Finished product	2,578	2,528

Inventories, net	$3,743	$3,741

Note 4. Property, Plant and Equipment

Property, plant and equipment at December 31, 2013 and 2012 were:

	2013	2012
	(in millions)

Land and land improvements	$617	$643
Buildings and building improvements	3,270	3,199
Machinery and equipment	12,351	11,992
Construction in progress	1,376	1,022

	17,614	16,856
Accumulated depreciation	(7,367)	(6,846)

Property, plant and equipment, net	$10,247	$10,010

In connection with our 2012-2014 Restructuring Program, we recorded non-cash asset write-downs (including accelerated depreciation and asset impairments) of $91 million in 2013 and $18 million in 2012. These charges were recorded in the consolidated statements of earnings within asset impairment and exit costs and are further described in Note 6, 2012-2014 Restructuring Program.

Note 5. Goodwill and Intangible Assets

At December 31, 2013 and 2012, goodwill by reportable segment, revised to reflect our new segment structure, was:

	2013	2012
	(in millions)

Latin America	$1,262	$1,381
Asia Pacific	2,504	2,729
EEMEA	2,764	2,763
Europe	10,026	9,767
North America	9,041	9,100

Goodwill	$25,597	$25,740

Intangible assets at December 31, 2013 and 2012 were:

	2013	2012
	(in millions)

Non-amortizable intangible assets	$20,067	$20,408
Amortizable intangible assets	2,852	2,861

	22,919	23,269
Accumulated amortization	(925)	(717)

Intangible assets, net	$21,994	$22,552

Non-amortizable intangible assets consist principally of brand names purchased through our acquisitions of Nabisco Holdings Corp., the Spanish and Portuguese operations of United Biscuits, the global LU Biscuit business of Groupe Danone S.A. and Cadbury Limited. Amortizable intangible assets consist primarily of trademarks, customer-related intangibles, process technology, licenses and non-compete agreements. At December 31, 2013, the weighted-average life of our amortizable intangible assets was 13.3 years.

Amortization expense for intangible assets was $217 million in 2013, $217 million in 2012 and $225 million in 2011. We currently estimate amortization expense for each of the next five years to be approximately $217 million.

Changes in goodwill and intangible assets consisted of:

	2013		2012
		Intangible		Intangible
	Goodwill	Assets, at cost	Goodwill	Assets, at cost
	(in millions)

Balance at January 1	$25,740	$23,269	$37,234	$25,712
Changes due to:
Foreign currency	(336)	(390)	438	262
Divestitures	(13)	(7)	(11,932)	(2,669)
Asset impairments	–	–	–	(52)
Acquisitions	209	48	–	14
Other	(3)	(1)	–	2

Balance at December 31	$25,597	$22,919	$25,740	$23,269

Changes to goodwill and intangible assets were:

•	Divestitures - In 2013, we reduced goodwill by $13 million and intangible assets by $7 million due to the divestitures of a chocolate business in Spain, a salty snacks business in Turkey and a confectionery business in South Africa. In 2012, we reduced goodwill by $11,911 million and intangible assets by $2,666 million due to the divestiture of Kraft Foods Group. In 2012, we also reduced goodwill by $21 million and intangible assets by $3 million primarily related to the divestitures in Germany, Belgium and Italy.
•	Asset Impairments - In 2013, we did not record any goodwill or intangible asset impairment charges. In 2012, we recorded $52 million of charges related to a trademark on a Japanese chewing gum product within our Asia Pacific segment which had significantly lower revenue. The fair value of the intangible asset was determined under a relief of royalty valuation, which models the cash flows from the trademark assuming royalties were received under a licensing arrangement. The charges were calculated as the excess of the carrying value of the intangible asset over its estimated fair value and were recorded within asset impairment and exit costs.
•	Acquisitions - In 2013, we increased goodwill by $209 million and intangible assets by $48 million due to the acquisition of our remaining interest in a biscuit operation in Morocco. In 2012, we increased intangible assets by $14 million related to an acquisition of a license in Pakistan and an acquisition of a trademark in Europe.

In 2013, 2012 and 2011, there were no impairments of goodwill. In connection with our 2013 annual impairment testing, we noted one reporting unit which was more sensitive to near-term changes in discounted cash flow assumptions: U.S. Confections with $2,177 million of goodwill as of December 31, 2013 and fair value in excess of its carrying value of net assets of 12%. While the reporting unit passed the first step of the impairment test, if the segment operating income or another valuation assumption were to deteriorate significantly in the future, it could adversely affect the estimated fair value of the reporting unit. If we are unsuccessful in our plans to increase the profitability of this business, the estimated fair value could decline and lead to a potential goodwill impairment in the future.

During our 2013 and 2011 reviews of non-amortizable intangible assets, there were no impairments identified. During our 2013 impairment testing, we noted 7 brands with $511 million of aggregate book value as of December 31, 2013 and fair value in excess of book value of 10% or less. While these intangible assets passed our annual impairment testing and though we believe that our current plans for each of these brands will allow them to continue to not be impaired, if expectations are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then a brand or brands might become impaired in the future. In 2012, we recorded $52 million of charges related to a trademark on a Japanese chewing gum product within our Asia Pacific segment.

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

Of the $1.5 billion of anticipated 2012-2014 Restructuring Program costs, we retained approximately $925 million and Kraft Foods Group retained the balance of the program. Since inception, we have incurred $440 million of our estimated $925 million total 2012-2014 Restructuring Program charges.

Restructuring Costs:

We recorded restructuring charges of $267 million in 2013 and $102 million in 2012 within asset impairment and exit costs.

The activity in the 2012-2014 Restructuring Program liability for the years ended December 31, 2012 and December 31, 2013 was:

	Severance
	and related	Asset
	costs	Write-downs	Total
	(in millions)

Liability balance, January 1, 2012	$–	$–	$–
Charges	84	18	102
Cash spent	(33)	–	(33)
Non-cash settlements	(15)	(18)	(33)

Liability balance, December 31, 2012	$36	$–	$36

Charges	176	91	267
Cash spent	(108)	–	(108)
Non-cash settlements	(36)	(91)	(127)

Liability balance, December 31, 2013	$68	$–	$68

We spent $108 million in 2013 and $33 million in 2012 in cash severance and related costs. We also recognized non-cash pension plan settlement losses (See Note 10, Benefit Plans) and non-cash asset write-downs (including accelerated depreciation and asset impairments) totaling $127 million in 2013 and $33 million in 2012. At December 31, 2013, our net restructuring liability was $68 million recorded within other current liabilities. During the third quarter, we reevaluated a restructuring project and driven by changes to its size, scope and timing, began recording it prospectively as part of the overall 2012-2014 Restructuring Program. In the first two quarters of 2013, $14 million in expenses related to this project were recorded as normal operating expenses and classified in selling, general and administrative expenses within the Latin America segment.

Implementation Costs:

Implementation costs are directly attributable to restructuring activities; however, they do not qualify for accounting treatment as exit or disposal activities. We believe the disclosure of implementation costs provides readers of our financial statements greater transparency to the total costs of our 2012-2014 Restructuring Program. Within our continuing results of operations, we recorded implementation costs of $63 million in 2013 and $8 million in 2012. We recorded these costs within cost of sales and selling, general and administrative expenses within our Europe, North America and EEMEA segments. These costs primarily include costs to reorganize our operations and facilities, the discontinuance of certain product lines and the incremental expenses related to the closure of facilities, replicating our information systems infrastructure and reorganizing costs related to our sales function.

Restructuring and Implementation Costs by Segment:

During 2013 and 2012, we recorded restructuring and implementation costs within operating income as follows:

	For the Year Ended December 31, 2013			For the Year Ended December 31, 2012
	Restructuring	Implementation		Restructuring	Implementation
	Costs	Costs	Total	Costs	Costs	Total
	(in millions)			(in millions)

Latin America	$21	$–	$21	$7	$–	$7
Asia Pacific	2	–	2	–	–	–
EEMEA	12	2	14	–	–	–
Europe	95	36	131	6	–	6
North America	135	25	160	89	8	97
Corporate	2	–	2	–	–	–

Total	$267	$63	$330	$102	$8	$110

Note 7. Integration Program and Cost Savings Initiatives

Cadbury Integration Program:

As a result of our combination with Cadbury Limited (formerly, Cadbury Plc or “Cadbury”) in 2010, we launched an integration program (the “Integration Program”) to realize expected annual cost savings of approximately $750 million by the end of 2013 and revenue synergies from investments in distribution, marketing and product development. We achieved cost savings of approximately $800 million one year ahead of schedule and achieved our planned revenue synergies by December 31, 2013. To achieve the expected annual cost savings and synergies and integrate the two businesses, we incurred total integration charges of approximately $1.5 billion through the end of 2013 and have now completed the Integration Program.

Changes in the Integration Program liability were:

	2013	2012
	(in millions)

Balance at January 1	$202	$346
Charges	216	140
Cash spent	(255)	(281)
Currency / other	(18)	(3)

Balance at December 31	$145	$202

We recorded Integration Program charges of $216 million in 2013, $185 million in 2012 and $521 million in 2011. At December 31, 2013, $101 million of our net Integration Program liability was recorded within other current liabilities and $44 million, primarily related to leased facilities no longer in use, was recorded within other long-term liabilities. During 2012, we refined our estimate of 2010 Integration Program charges by $45 million primarily related to planned and announced position eliminations that did not occur upon concluding the majority of local workers council negotiations in April 2012. We recorded charges in the Integration Program in operations, as a part of selling, general and administrative expenses primarily within our Europe, Asia Pacific, Latin America and EEMEA segments as well as within general corporate expenses.

Other Integration Costs:

In connection with our acquisition of a biscuit operation in Morocco in February 2013, we recorded integration charges of $4 million in 2013. We recorded these charges in selling, general and administrative expenses within our EEMEA segment. See Note 2, Divestitures and Acquisition, for more information on the acquisition.

Cost Savings Initiatives:

Cost savings initiatives generally include exit, disposal and other project costs outside of our Cadbury Integration Program, other integration program costs and our 2012-2014 Restructuring Program and consist of the following specific initiatives:

•	In 2013, we recorded a $20 million charge primarily within the segment operating income of Latin America related to severance benefits provided to terminated employees and one-time charges and within the segment operating income of North America related to supply chain reinvention team expenses.

•	In 2012, we recorded a $21 million charge primarily within the segment operating income of Europe related to severance benefits provided to terminated employees and charges in connection with the reorganization within the Europe and EEMEA segments (the “Europe reorganization”).
•	In 2011, we recorded a $61 million charge primarily within the segment operating income of Europe related to severance benefits provided to terminated employees and charges in connection with the Europe reorganization. We also reversed approximately $15 million of cost savings initiative program costs across the North America, Europe and EEMEA segments.

Note 8. Debt and Borrowing Arrangements

Short-Term Borrowings:

At December 31, 2013 and 2012, our short-term borrowings and related weighted-average interest rates consisted of:

	2013		2012
	Amount	Weighted-	Amount	Weighted-
	Outstanding	Average Rate	Outstanding	Average Rate
	(in millions)		(in millions)

Commercial paper	$1,410	0.4%	$–	–
Bank loans	226	7.0%	274	7.2%

Total short-term borrowings	$1,636		$274

Commercial paper issuances generally have maturities ranging from 1 to 125 days. As of December 31, 2013, the commercial paper issued and outstanding had between 2 and 87 days remaining to maturity.

Bank loans include borrowings on primarily uncommitted credit lines maintained by some of our international subsidiaries to meet short-term working capital needs.

Borrowing Arrangements:

On October 11, 2013, we entered into a revolving credit agreement for a $4.5 billion five-year senior unsecured revolving credit facility. The agreement replaced our former revolving credit agreement, which was terminated upon the signing of the new agreement. The revolving credit agreement includes a covenant that we maintain a minimum shareholders’ equity of at least $24.6 billion, excluding accumulated other comprehensive earnings / (losses) and the cumulative effects of any changes in accounting principles. At December 31, 2013, we met the covenant as our minimum shareholders’ equity was $35.3 billion. The revolving credit agreement also contains customary representations, covenants and events of default. However, there are no credit rating triggers, provisions or other financial covenants that could require us to post collateral as security. We intend to use the revolving credit facility for general corporate purposes, including for working capital purposes and to support our commercial paper program. As of December 31, 2013, no amounts were drawn on the facility.

Some of our international subsidiaries maintain primarily uncommitted credit lines to meet short-term working capital needs. Collectively, these credit lines amounted to $2.4 billion at December 31, 2013 and 2012. Borrowings on these lines amounted to $226 million at December 31, 2013 and $274 million at December 31, 2012.

Long-Term Debt:

At December 31, 2013 and 2012, our long-term debt consisted of (interest rates were as of December 31, 2013):

	2013	2012
	(in millions)

U.S. dollar notes, 4.125% to 7.00% (average effective rate 6.08%), due through 2040	$9,907	$16,887
Euro notes, 0.72% to 6.25% (average effective rate 3.04%), due through 2021	4,448	1,119
Pound sterling notes, 5.375% to 7.25% (average effective rate 4.94%), due through 2018	1,116	1,109
Other foreign currency obligations	12	32
Capital leases and other	2	4

Total	15,485	19,151
Less current portion of long-term debt	(1,003)	(3,577)

Long-term debt	$14,482	$15,574

As of December 31, 2013, aggregate maturities of our debt based on stated contractual maturities were (in millions):

2014	2015	2016	2017	2018	Thereafter	Total
$999	$1,720	$1,760	$1,621	$1,731	$7,682	$15,513

On February 6, 2014, we completed a cash tender offer and retired $1.56 billion of our long-term U.S. dollar debt consisting of:

•	$393 million of our 7.000% Notes due in August 2037
•	$382 million of our 6.875% Notes due in February 2038
•	$250 million of our 6.875% Notes due in January 2039
•	$535 million of our 6.500% Notes due in February 2040

We financed the repurchase of these notes, including the payment of accrued interest and other costs incurred, from net proceeds received from the $3.0 billion notes issuance on January 16, 2014. In connection with retiring this debt, during the first quarter of 2014, we recorded a $492 million loss on extinguishment of debt within interest expense related to the amount we paid to retire the debt in excess of its carrying value and from recognizing unamortized discounts and deferred financing costs in earnings at the time of the debt extinguishment. We also recognized $2.5 million in interest expense related to interest rate cash flow hedges which were deferred in accumulated other comprehensive losses and recognized into earnings over the life of the debt. Upon extinguishing the debt, the deferred cash flow hedge amounts were recorded in earnings.

On January 16, 2014, we issued $3.0 billion of U.S. dollar notes, consisting of:

•	$400 million of floating rate notes which bear interest at a rate equal to three-month LIBOR plus 0.52% and mature on February 1, 2019
•	$850 million of 2.250% fixed rate notes which mature on February 1, 2019
•	$1,750 million of 4.000% fixed rate notes which mature on February 1, 2024

We received net proceeds of $2,982 million that were used in part to fund the February 2014 tender offer and for other general corporate purposes. We recorded approximately $18 million of discounts and deferred financing costs which will be amortized into interest expense over the life of the notes.

On December 18, 2013, we completed a cash tender offer and retired $3.4 billion of our long-term U.S. dollar debt consisting of:

•	$910 million of our 6.500% Notes due in August 2017
•	$729 million of our 6.125% Notes due in February 2018
•	$334 million of our 6.125% Notes due in August 2018
•	$1,467 million of our 5.375% Notes due in February 2020

We financed the repurchase of these notes, including the payment of accrued interest and other costs, with net proceeds received from the €2.4 billion notes issuance on December 11, 2013, cash on hand and commercial paper issuances. We recorded a $608 million loss on extinguishment of debt within interest expense related to the amount we paid to retire the debt in excess of its carrying value and from recognizing unamortized discounts and deferred financing costs in earnings at the time of the debt extinguishment. The loss on extinguishment is included in long-term debt repayments in the 2013 consolidated statement of cash flows. We also recognized $4 million in interest expense related to interest rate cash flow hedges which were deferred in accumulated other comprehensive losses and recognized into earnings over the life of the debt. Upon extinguishing the debt, the deferred cash flow hedge amounts were recorded in earnings.

On December 11, 2013, we issued €2.4 billion of Euro notes, or approximately $3.3 billion in U.S. dollars as of December 31, 2013, consisting of:

•	€400 million (or $550 million) of floating rate notes which bear interest at a rate equal to three-month EURIBOR plus 0.50% and mature on June 11, 2015
•	€750 million (or $1,031 million) of 1.125% fixed rate notes which mature on January 26, 2017
•	€1,250 million (or $1,718 million) of 2.375% fixed rate notes which mature on January 26, 2021

We received net proceeds of €2,381 million, or $3,239 million in U.S. dollars, on December 11, 2013, that were used to partially fund the December 2013 tender offer. We also recorded approximately $27 million of discounts and deferred financing costs, which will be amortized into interest expense over the life of the notes.

On October 1, 2013, $1 billion of our 5.125% U.S. dollar notes and $800 million of our 5.250% U.S. dollar notes matured. The notes and accrued interest to date were paid with cash on hand and the issuance of commercial paper.

On May 8, 2013, $1 billion of our 2.625% U.S. dollar notes matured. The notes and accrued interest to date were paid with cash on hand and the issuance of commercial paper.

On February 11, 2013, $750 million of our 6.00% U.S. dollar notes matured. The notes and accrued interest to date were paid with cash on hand.

On October 2, 2012, our $150 million Canadian dollar variable rate loan matured. The loan and accrued interest to date were repaid with cash from operations.

On October 1, 2012, approximately $10 billion of our U.S. dollar debt on our balance sheet at September 30, 2012 was transferred to or retained by Kraft Foods Group. As described below, the debt primarily included: $6.0 billion of senior unsecured notes issued on June 4, 2012; $3.6 billion of debt exchanged on July 18, 2012; and $400 million migrated on October 1, 2012. See Note 2, Divestitures and Acquisition, for additional information regarding the Spin-Off and liabilities transferred in the divestiture of Kraft Foods Group.

On October 1, 2012, in connection with the Spin-Off and related debt capitalization plan, a $400 million 7.55% senior unsecured U.S. dollar note was retained by Kraft Foods Group. No cash was generated from the transaction.

On July 18, 2012, we completed a debt exchange in which $3.6 billion of our U.S. dollar debt held by third-party note holders was exchanged for notes issued by Kraft Foods Group in order to migrate debt to Kraft Foods Group in connection with our Spin-Off capitalization plan. No cash was generated from the exchange and we incurred one-time financing costs of $18 million which we recorded in interest expense. As a result of the exchange, we retired the following debt:

•	$596 million of our 6.125% Notes due in February 2018
•	$439 million of our 6.125% Notes due in August 2018
•	$900 million of our 5.375% Notes due in February 2020
•	$233 million of our 6.875% Notes due in January 2039
•	$290 million of our 6.875% Notes due in February 2038
•	$185 million of our 7.000% Notes due in August 2037
•	$170 million of our 6.500% Notes due in November 2031
•	$787 million of our 6.500% Notes due in 2040

On June 4, 2012, Kraft Foods Group issued $6.0 billion of senior unsecured U.S. Dollar notes and distributed $5.9 billion of net proceeds to us in connection with the Spin-Off capitalization plan. We used the proceeds to pay $3.6 billion of outstanding commercial paper borrowings and expect to use the remaining cash proceeds to pay down additional debt over time or for general corporate purposes. This debt and approximately $260 million of related deferred financing costs were retained by Kraft Foods Group in the Spin-Off.

On June 1, 2012, $900 million of our 6.25% U.S. dollar notes matured. The notes and accrued interest to date were repaid using primarily commercial paper borrowings which were subsequently repaid from the $5.9 billion of net proceeds received from the Kraft Foods Group $6.0 billion notes issuance on June 4, 2012.

On March 20, 2012, €2.0 billion of our 5.75% Euro bonds matured. The bonds and accrued interest to date were repaid using proceeds from the issuance of commercial paper which was subsequently repaid in June 2012 as discussed above.

On January 10, 2012, we issued $800 million of floating rate U.S. dollar notes which bear interest at a rate equal to three-month LIBOR plus 0.875%. We received net proceeds of $798.8 million from the issuance. The notes were set to mature on July 10, 2013 or subject to a mandatory redemption tied to the public announcement of the Record Date for the Spin-Off. After announcing the Record Date, on September 24, 2012, the notes were redeemed at a redemption price equal to 100% of the aggregate principal amount of the notes, or $800 million, plus accrued interest of $2 million with cash on hand.

Fair Value:

The fair value of our short-term borrowings at December 31, 2013 and 2012 reflects current market interest rates and approximates the amounts we have recorded on our consolidated balance sheet. The fair value of our long-term debt was determined using quoted prices in active markets (Level 1 valuation data) for the publicly traded debt obligations. At December 31, 2013, the aggregate fair value of our total debt was $18,835 million and its carrying value was $17,121 million. At December 31, 2012, the aggregate fair value of our total debt was $22,946 million and its carrying value was $19,425 million.

Interest and Other Expense, Net:

Interest and other expense, net within our results of continuing operations consisted of:

	For the Years Ended December 31,
	2013	2012	2011
	(in millions)

Interest expense, debt	$1,017	$1,177	$1,383
Loss on debt extinguishment and related expenses	$612	$–	$–
Spin-Off-related financing fees	–	609	–
Other expense / (income), net	(50)	77	235

Total interest and other expense, net	$1,579	$1,863	$1,618

In 2012, Spin-Off related financing fees include a loss of $556 million related to several interest rate swap settlements. In 2011, other expense includes a loss of $157 million related to several interest rate swaps that settled in 2011.

Note 9. Financial Instruments

Fair Value of Derivative Instruments:

Derivative instruments were recorded at fair value in the consolidated balance sheets as of December 31, 2013 and 2012 as follows:

	2013		2012
	Derivative	Derivative	Derivative	Derivative
	Assets	Liabilities	Assets	Liabilities
	(in millions)

Derivatives designated as hedging instruments:
Foreign exchange contracts	$3	$11	$6	$10
Commodity contracts	2	3	3	34
Interest rate contracts	209	–	16	–

	$214	$14	$25	$44

Derivatives not designated as hedging instruments:
Foreign exchange contracts	$84	$8	$16	$33
Commodity contracts	60	51	106	103
Interest rate contracts	64	38	93	61

	$208	$97	$215	$197

Total fair value	$422	$111	$240	$241

During 2013 and 2012, derivatives designated as hedging instruments include cash flow and fair value hedges and derivatives not designated include economic hedges. Non-U.S. debt designated as a hedge of our net investments in foreign operations is not reflected in the table above, but is included in long-term debt summarized in Note 8, Debt and Borrowing Arrangements. We record derivative assets and liabilities on a gross basis in our condensed consolidated balance sheet. The fair value of our asset derivatives is recorded within other current assets and the fair value of our liability derivatives is recorded within other current liabilities.

The fair value (asset / (liability)) of our derivative instruments at December 31, 2013 were determined using:

		Quoted Prices in
		Active Markets	Significant	Significant
	Total	for Identical	Other Observable	Unobservable
	Fair Value of Net	Assets	Inputs	Inputs
	Asset / (Liability)	(Level 1)	(Level 2)	(Level 3)
	(in millions)

Foreign exchange contracts	$68	$–	$68	$–
Commodity contracts	8	(4)	12	–
Interest rate contracts	235	–	235	–

Total derivatives	$311	$(4)	$315	$–

The fair value (asset / (liability)) of our derivative instruments at December 31, 2012 were determined using:

		Quoted Prices in
		Active Markets	Significant	Significant
	Total	for Identical	Other Observable	Unobservable
	Fair Value of Net	Assets	Inputs	Inputs
	Asset / (Liability)	(Level 1)	(Level 2)	(Level 3)
	(in millions)

Foreign exchange contracts	$(21)	$–	$(21)	$–
Commodity contracts	(28)	(53)	25	–
Interest rate contracts	48	–	48	–

Total derivatives	$(1)	$(53)	$52	$–

Level 1 financial assets and liabilities consist of exchange-traded commodity futures and listed options. The fair value of these instruments is determined based on quoted market prices on commodity exchanges. Our exchange-traded derivatives are generally subject to master netting arrangements which permit net settlement of transactions with the same counterparty when certain criteria are met, such as in the event of default. We are also required to maintain cash margin accounts in connection with funding the settlement of our open positions and the margin requirements generally fluctuate daily based on market conditions. We have recorded margin deposits related to our exchange-traded derivatives of $22 million as of December 31, 2013 and $107 million as of December 31, 2012 within other current assets. Based on our net asset or liability positions with individual counterparties, in the event of default and immediate net settlement of all of our open positions, as of December 31, 2013, our counterparties would owe us a total of $7 million, and as of December 31, 2012, all of our net derivative liabilities were fully offset by either our derivative assets or margin accounts held by counterparties.

Level 2 financial assets and liabilities consist primarily of over-the-counter (“OTC”) foreign exchange forwards, options and swaps; commodity forwards and options; and interest rate swaps. Our foreign currency contracts are valued using an income approach based on observable market forward rates less the contract rate multiplied by the notional amount. Commodity derivatives are valued using an income approach based on the observable market commodity index prices less the contract rate multiplied by the notional amount or based on pricing models that rely on market observable inputs such as commodity prices. Our calculation of the fair value of interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the observable market interest rate curve. Our calculation of the fair value of financial instruments takes into consideration the risk of nonperformance, including counterparty credit risk. Our OTC derivative transactions are governed by International Swap Dealers Association (“ISDA”) agreements and other standard industry contracts. Under these agreements, we do not post nor require collateral from our counterparties. Substantially all of our commodity OTC derivatives do not have a legal right of set-off. In connection with our OTC derivatives that could be net-settled in the event of default, assuming all parties were to fail to comply with the terms of the agreements, for derivatives we have in a net liability position, we would owe $47 million as of December 31, 2013 and $88 million as of December 31, 2012, and for derivatives we have in a net asset position, our counterparties would owe us a total of $349 million as of December 31, 2013 and $114 million as of December 31, 2012. We manage the credit risk in connection with these and all our derivatives by entering into transactions with counterparties with investment grade credit ratings, limiting the amount of exposure with each counterparty and monitoring the financial condition of our counterparties.

Derivative Volume:

The net notional values of our derivative instruments as of December 31, 2013 and 2012 were:

	Notional Amount
	2013	2012
	(in millions)

Foreign exchange contracts:
Intercompany loans and forecasted interest payments	$4,369	$3,743
Forecasted transactions	2,565	1,663
Commodity contracts	805	620
Interest rate contracts	2,273	2,259
Net investment hedge – euro notes	4,466	1,121
Net investment hedge – pound sterling notes	1,076	1,057

Cash Flow Hedges:

Cash flow hedge activity, net of taxes, within accumulated other comprehensive earnings / (losses) included:

	2013	2012	2011
	(in millions)

Accumulated gain / (loss) at January 1	$(38)	$(297)	$79
Transfer of realized (gains) / losses in fair value to earnings	53	312	118
Unrealized gain / (loss) in fair value	102	(75)	(444)
Discontinued operations	–	(134)	(50)
Impact of Spin-Off	–	156	–

Accumulated gain / (loss) at December 31	$117	$(38)	$(297)

After-tax gains / (losses) reclassified from accumulated other comprehensive earnings / (losses) into net earnings from continuing operations were:

	2013	2012	2011
	(in millions)

Foreign exchange contracts – intercompany loans	$–	$–	$2
Foreign exchange contracts – forecasted transactions	(26)	58	(38)
Commodity contracts	(23)	(10)	19
Interest rate contracts	(4)	(360)	(101)

Total	$(53)	$(312)	$(118)

After-tax gains / (losses) recognized in other comprehensive earnings / (losses) from continuing operations were:

	2013	2012	2011
	(in millions)

Foreign exchange contracts – intercompany loans	$–	$–	$1
Foreign exchange contracts – forecasted transactions	(23)	(16)	12
Commodity contracts	3	(24)	(22)
Interest rate contracts	122	(35)	(435)

Total	$102	$(75)	$(444)

Pre-tax gains / (losses) on ineffectiveness recognized in net earnings from continuing operations were:

	2013	2012	2011
	(in millions)

Commodity contracts	$1	$(3)	$(4)
Interest rate contracts	–	(23)	(2)

Total	$1	$(26)	$(6)

Pre-tax gains / (losses) on amounts excluded from effectiveness testing recognized in net earnings from continuing operations were:

	2013	2012	2011
	(in millions)

Commodity contracts	$–	$–	$(17)
Interest rate contracts	–	(556)	(156)

Total	$–	$(556)	$(173)

In 2012, we recognized a pre-tax loss of $556 million in interest and other expenses, net related to certain forward-starting interest rate swaps for which the planned timing of the related forecasted debt was changed in connection with our Spin-Off plans and related debt capitalization plans. In 2011, we recognized a loss of $157 million related to several interest rate swaps that settled in November 2011. We recognized the loss in earnings as the timing of the related forecasted debt changed.

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

We expect to transfer unrealized losses of $2 million (net of taxes) for commodity cash flow hedges, unrealized losses of $6 million (net of taxes) for foreign currency cash flow hedges and unrealized losses of $1 million (net of taxes) for interest rate cash flow hedges to earnings during the next 12 months.

As of December 31, 2013, we hedged transactions forecasted to impact cash flows over the following periods:

•	commodity transactions for periods not exceeding the next 12 months;
•	interest rate transactions for periods not exceeding the next 32 years and 2 months; and
•	foreign currency transactions for periods not exceeding the next 12 months.

Fair Value Hedges:

Pre-tax gains / (losses) from continuing operations due to changes in fair value of our interest rate swaps and related hedged long-term debt were recorded in interest and other expense, net:

	2013	2012	2011
	(in millions)

Derivatives	$–	$(2)	$(6)
Borrowings	–	2	6

Economic Hedges:

Pre-tax gains / (losses) recorded in net earnings from continuing operations for economic hedges which are not designated as hedging instruments were:

	2013	2012	2011	Location of Gain / (Loss) Recognized in Earnings
	(in millions)

Foreign exchange contracts:
Intercompany loans and forecasted interest payments	$18	$24	$34	Interest expense
Forecasted transactions	65	7	4	Cost of sales
Forecasted transactions	9	(17)	3	Interest expense
Forecasted transactions	4	–	–	Selling, general and administrative expenses
Interest rate contracts	–	3	(3)	Interest expense
Commodity contracts	65	100	135	Cost of sales

Total	$161	$117	$173

Hedges of Net Investments in Foreign Operations:

After-tax gains / (losses) from continuing operations related to hedges of net investments in foreign operations in the form of euro and pound sterling-denominated debt were:

	2013	2012	2011	Location of Gain / (Loss) Recognized in AOCI
	(in millions)

Euro notes	$(50)	$(41)	$77	Currency Translation
Pound sterling notes	(13)	(29)	3	Adjustment

Note 10. Benefit Plans

Pension Plans

Obligations and Funded Status:

The projected benefit obligations, plan assets and funded status of our pension plans at December 31, 2013 and 2012 were:

	U.S. Plans		Non-U.S. Plans
	2013	2012	2013	2012
	(in millions)

Benefit obligation at January 1	$1,389	$7,472	$9,786	$9,581
Service cost	71	142	172	172
Interest cost	60	275	358	425
Benefits paid	(14)	(241)	(420)	(459)
Settlements paid	(59)	(211)	–	–
Actuarial (gains) / losses	(182)	1,157	(184)	1,060
Spin-Off impact	–	(7,207)	–	(1,387)
Currency	–	–	183	350
Other	1	2	25	44

Benefit obligation at December 31	1,266	1,389	9,920	9,786

Fair value of plan assets at January 1	903	5,829	7,381	7,600
Actual return on plan assets	111	663	675	684
Contributions	178	349	350	353
Benefits paid	(14)	(241)	(420)	(459)
Settlements paid	(59)	(211)	–	–
Spin-Off impact	–	(5,486)	–	(1,064)
Currency	–	–	136	267
Other	(1)	–	–	–

Fair value of plan assets at December 31	1,118	903	8,122	7,381

Net pension liability recognized at December 31	$(148)	$(486)	$(1,798)	$(2,405)

The accumulated benefit obligation, which represents benefits earned to the measurement date, was $1,133 million at December 31, 2013 and $1,218 million at December 31, 2012 for the U.S. pension plans. The accumulated benefit obligation for the non-U.S. pension plans was $9,605 million at December 31, 2013 and $9,453 million at December 31, 2012.

The combined U.S. and non-U.S. pension plans resulted in a net pension liability of $1,946 million at December 31, 2013 and $2,891 million at December 31, 2012. We recognized these amounts in our consolidated balance sheets at December 31, 2013 and 2012 as follows:

	2013	2012
	(in millions)

Prepaid pension assets	$54	$18
Other accrued liabilities	(38)	(24)
Accrued pension costs	(1,962)	(2,885)

	$(1,946)	$(2,891)

Certain of our U.S. and non-U.S. plans are underfunded and have accumulated benefit obligations in excess of plan assets. For these plans, the projected benefit obligations, accumulated benefit obligations and the fair value of plan assets at December 31, 2013 and 2012 were:

	U.S. Plans		Non-U.S. Plans
	2013	2012	2013	2012
	(in millions)

Projected benefit obligation	$86	$1,389	$8,379	$9,539
Accumulated benefit obligation	73	1,218	8,197	9,230
Fair value of plan assets	2	903	6,571	7,119

We used the following weighted-average assumptions to determine our benefit obligations under the pension plans at December 31:

	U.S. Plans		Non-U.S. Plans
	2013	2012	2013	2012

Discount rate	5.10%	4.20%	4.00%	3.81%
Expected rate of return on plan assets	7.75%	7.75%	6.18%	6.08%
Rate of compensation increase	4.00%	4.00%	3.61%	3.47%

Year-end discount rates for our U.S., Canadian, Eurozone and U.K. plans were developed from a model portfolio of high quality, fixed-income debt instruments with durations that match the expected future cash flows of the benefit obligations. Year-end discount rates for our remaining non-U.S. plans were developed from local bond indices that match local benefit obligations as closely as possible. Changes in our discount rates were primarily the result of changes in bond yields year-over-year. We determine our expected rate of return on plan assets from the plan assets’ historical long-term investment performance, current asset allocation and estimates of future long-term returns by asset class.

Components of Net Pension Cost:

Net pension cost consisted of the following for the years ended December 31, 2013, 2012, and 2011:

	U.S. Plans			Non-U.S. Plans
	2013	2012	2011	2013	2012	2011
	(in millions)

Service cost	$71	$142	$146	$172	$172	$170
Interest cost	60	275	364	358	425	458
Expected return on plan assets	(67)	(358)	(496)	(435)	(494)	(536)
Amortization:
Net loss from experience differences	55	253	225	136	121	101
Prior service cost	2	6	7	1	3	2
Other expenses	1	113	105	3	22	14
Net pension costs related to discontinued operations	–	(263)	(233)	–	(29)	(29)

Net pension cost included in continuing operations	$122	$168	$118	$235	$220	$180

The following costs are included within other expenses above. Employees who elected lump-sum payments in connection with our 2012-2014 Restructuring Program and cost saving initiatives and retired employees who elected lump-sum payments resulted in net settlement losses for our U.S. plans of $1 million in 2013, $113 million in 2012 and $105 million in 2011 (2012 and 2011 includes amounts related to the discontinued operation of Kraft Foods Group). Non-U.S. plant closures and early retirement benefits resulted in curtailment and settlement losses of $2 million in 2013, $9 million in 2012 and $8 million in 2011. In addition, in 2013 we incurred $1 million in special termination benefit costs in the non-US plans related to the 2012-2014 Restructuring Program. We incurred special termination benefit costs of $13 million in 2012 and $6 million in 2011 in the non-U.S. plans related to the Cadbury integration.

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

As of December 31, 2013, for the combined U.S. and non-U.S. pension plans, we expected to amortize from accumulated other comprehensive earnings / (losses) into net periodic pension cost during 2014:

•	an estimated $135 million of net loss from experience differences; and
•	an estimated $3 million of prior service cost.

We used the following weighted-average assumptions to determine our net pension cost for the years ended December 31:

	U.S. Plans			Non-U.S. Plans
	2013	2012	2011	2013	2012	2011
Discount rate	4.20%	4.56%	5.53%	3.81%	4.62%	5.11%
Expected rate of return on plan assets	7.75%	8.00%	7.95%	6.08%	6.47%	6.77%
Rate of compensation increase	4.00%	4.00%	4.00%	3.47%	3.58%	3.68%

Plan Assets:

The fair value of pension plan assets at December 31, 2013 was determined using the following fair value measurements:

Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)

U.S. equity securities	$104	$104	$–	$–
Non-U.S. equity securities	665	665	–	–
Pooled funds-equity securities	2,571	799	1,772	–

Total equity securities	3,340	1,568	1,772	–

Government bonds	1,560	308	1,252	–
Pooled funds-fixed-income securities	1,176	311	850	15
Corporate bonds and other fixed-income securities	1,350	108	462	780

Total fixed-income securities	4,086	727	2,564	795

Real estate	381	110	4	267
Hedge funds	820	–	–	820
Private equity	227	–	–	227
Cash	251	251	–	–
Other	54	–	54	–

Total	$9,159	$2,656	$4,394	$2,109

The fair value of pension plan assets at December 31, 2012 was determined using the following fair value measurements:

Asset Category	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)

U.S. equity securities	$186	$185	$1	$–
Non-U.S. equity securities	932	932	–	–
Pooled funds-equity securities	1,673	590	1,083	–

Total equity securities	2,791	1,707	1,084	–

Government bonds	1,440	209	1,231	–
Pooled funds-fixed-income securities	963	285	668	10
Corporate bonds and other fixed-income securities	1,969	210	965	794

Total fixed-income securities	4,372	704	2,864	804

Real estate	342	97	6	239
Hedge funds	263	–	–	263
Private equity	210	–	–	210
Cash	210	210	–	–
Other	17	–	17	–

Total	$8,205	$2,718	$3,971	$1,516

We excluded plan assets of $81 million at December 31, 2013 and $79 million at December 31, 2012 from the above tables related to certain insurance contracts as they are reported at contract value, in accordance with authoritative guidance.

Fair value measurements:

•	Level 1 – includes primarily U.S and non-U.S. equity securities and government bonds valued using quoted prices in active markets.
•	Level 2 – includes primarily pooled funds, including assets in real estate pooled funds, valued using net asset values of participation units held in common collective trusts, as reported by the managers of the trusts and as supported by the unit prices of actual purchase and sale transactions. Level 2 plan assets also include corporate bonds and other fixed-income securities, valued using independent observable market inputs, such as matrix pricing, yield curves and indices.
•	Level 3 – includes investments valued using unobservable inputs that reflect the plans’ assumptions that market participants would use in pricing the assets, based on the best information available.
•	Fair value estimates for pooled funds are calculated by the investment advisor when reliable quotations or pricing services are not readily available for certain underlying securities. The estimated value is based on either cost, or last sale price for most of the securities valued in this fashion.
•	Fair value estimates for private equity investments are calculated by the general partners using the market approach to estimate the fair value of private investments. The market approach utilizes prices and other relevant information generated by market transactions, type of security, degree of liquidity, restrictions on the disposition, latest round of financing data, company financial statements, relevant valuation multiples and discounted cash flow analyses.
•	Fair value estimates for real estate investments are calculated by the investment managers using the present value of future cash flows expected to be received from the investments, based on valuation methodologies such as appraisals, local market conditions, and current and projected operating performance.
•	Fair value estimates for investments in hedge fund-of-funds are calculated by the investment managers using the net asset value per share of the investment as reported by the money managers of the underlying funds.
•	Fair value estimates for certain fixed-income securities such as insurance contracts are calculated based on the future stream of benefit payments discounted using prevailing interest rates based on the valuation date.

Changes in our Level 3 plan assets, which are recorded in other comprehensive earnings / (losses), for the year ended December 31, 2013 included:

Asset Category	January 1, 2013 Balance	Net Realized and Unrealized Gains/(Losses)	Net Purchases, Issuances and Settlements	Net Transfers Into/(Out of) Level 3	Currency Impact	December 31, 2013 Balance
	(in millions)
Pooled funds- fixed-income securities	$10	$(1)	$2	$4	$–	$15
Corporate bond and other fixed-income securities	794	17	(48)	(1)	18	780
Real estate	239	10	12	–	6	267
Hedge funds	263	(11)	535	–	33	820
Private equity	210	15	(4)	–	6	227

Total Level 3 investments	$1,516	$30	$497	$3	$63	$2,109

The increases in Level 3 pension plan investments during 2013 were primarily due to net purchases in hedge funds.

Changes in our Level 3 plan assets, which are recorded in other comprehensive earnings / (losses), for the year ended December 31, 2012 included:

Asset Category	January 1, 2012 Balance	Net Realized and Unrealized Gains/(Losses)	Net Purchases, Issuances and Settlements	Net Transfers Into/(Out of) Level 3	Currency Impact	December 31, 2012 Balance
	(in millions)
Pooled funds- fixed-income securities	$7	$–	$–	$3	$–	$10
Corporate bond and other fixed-income securities	758	61	(52)	(3)	30	794
Real estate	255	9	149	(181)	7	239
Hedge funds	188	78	(12)	–	9	263
Private equity	197	4	2	(1)	8	210
Other	6	(6)	–	–	–	–

Total Level 3 investments	$1,411	$146	$87	$(182)	$54	$1,516

The increases in Level 3 pension plan investments during 2012 were due to the net realized gains recorded on the investments, partially offset by net transfers out, primarily related to assets divested with the Spin-Off of Kraft Foods Group.

The percentage of fair value of pension plan assets at December 31, 2013 and 2012 was:

	U.S. Plans		Non-U.S. Plans
Asset Category	2013	2012	2013	2012

Equity securities	53%	57%	34%	31%
Fixed-income securities	44%	40%	45%	54%
Real estate	3%	3%	4%	4%
Hedge funds	–	–	10%	4%
Private equity	–	–	3%	3%
Cash	–	–	3%	3%
Other	–	–	1%	1%

Total	100%	100%	100%	100%

In the U.S., our investment strategy is based on our expectation that equity securities will outperform fixed-income securities over the long term. We attempt to maintain our target asset allocation by rebalancing between asset classes as we make contributions and monthly benefit payments. Due to the nature and timing of our expected pension liabilities, we target an allocation of approximately 60% of our plan assets in equity securities and approximately 40% in fixed-income securities. The strategy uses indexed U.S. equity securities, actively managed and indexed international equity securities and actively managed U.S. investment grade fixed-income securities (which constitute 95% or more of fixed-income securities) with lesser allocations to high yield fixed-income securities. At December 31, 2013, we had a higher allocation to fixed income due to a voluntary $163 million contribution that was made on December 27, 2013 and temporarily invested in a short-term fixed income investment at year-end. In the first quarter of 2014, we strategically reduced the risk level of the investment portfolio relative to the liabilities of our plans by lowering our target allocation to equity securities to 50% and increasing the fixed-income allocation target to 50%.

For the plans outside the U.S., the investment strategy is subject to local regulations and the asset / liability profiles of the plans in each individual country. These specific circumstances result in a level of equity exposure that is typically less than the U.S. plans. In aggregate, the asset allocation targets of our non-U.S. plans are broadly characterized as a mix of approximately 35% equity securities, approximately 50% fixed-income securities and approximately 15% other alternative securities. Our investment strategy for our largest non-U.S. plan, which comprises 49% of our non-U.S. pension assets, is designed to balance risk and return by diversifying across a wide range of return-seeking and liability matching assets, invested in a range of both active and passive mandates. We target an allocation of approximately 20% in equity securities, 16% credit, 10% private markets, 16% other diversifying assets, and 38% liability matching assets. The strategy uses actively managed and indexed global developed and emerging market equities, actively managed global investment grade and alternative credit, global private equity and real estate, other diversifying assets including hedge funds, and other liability matching assets including a buy-in annuity policy. During 2013, the level of diversification was strategically increased by reducing the plan’s equity exposure by approximately 10% and investing the majority of the proceeds in hedge funds and other diversifying assets, as shown above in the increase in net purchases in Level 3 assets during December 31, 2013.

Employer Contributions:

In 2013, we contributed $178 million to our U.S. pension plans and $330 million to our non-U.S. pension plans. In addition, employees contributed $20 million to our non-U.S. plans. Of our 2013 pension contributions, $163 million was voluntary. We make contributions to our U.S. and non-U.S. pension plans primarily to the extent that they are tax deductible and do not generate an excise tax liability.

In 2014, we estimate that our pension contributions will be $10 million to our U.S. plans and $309 million to our non-U.S. plans based on current tax laws. Of the total 2014 pension contributions, none is expected to be voluntary. Our actual contributions may be different due to many factors, including changes in tax and other benefit laws, significant differences between expected and actual pension asset performance or interest rates, or other factors.

Future Benefit Payments:

The estimated future benefit payments from our pension plans at December 31, 2013 were (in millions):

Year ending:	2014	2015	2016	2017	2018	2019-2023
U.S. Plans	$71	$72	$83	$95	$105	$597
Non-U.S. Plans	$409	$410	$416	$435	$441	$2,383

Multiemployer Pension Plans:

We made contributions to multiemployer pension plans of $32 million in 2013, $30 million in 2012 and $32 million in 2011. These plans provide pension benefits to retirees under certain collective bargaining agreements. The following is the only individually significant multiemployer plan we participate in as of December 31, 2013:

Expiration Date
		Pension	FIP / RP		of Collective-
	EIN / Pension	Protection Act	Status Pending /	Surcharge	Bargaining
Pension Fund	Plan Number	Zone Status	Implemented	Imposed	Agreements

Bakery and Confectionery Union and Industry International Pension Fund	526118572	Red	Implemented	Yes	2/29/2016

Our contributions exceeded 5% of total contributions to the Bakery and Confectionery Union and Industry International Pension Fund (the “Fund”) for fiscal years 2013, 2012 and 2011. Our contributions to the Fund were $26 million in 2013, $25 million in 2012 and $24 million in 2011. Our contribution to the Fund is based on our contribution rates under our collective bargaining agreements, the number of our eligible employees and Fund surcharges. We expect our contribution for each of the next two years to be approximately $30 million. The Fund’s actuarial valuation has been completed and the zone status was changed to “Red” in 2012. As a result of this certification, we are being charged a 10% surcharge on our contribution rates. Our expected future contributions include the surcharge. The Fund adopted a rehabilitation plan on November 7, 2012 that requires contribution increases and reduction to benefit provisions.

Our contributions to other multiemployer pension plans that were not individually significant were $6 million in 2013, $5 million in 2012 and $8 million in 2011. These contributions include contributions related to Kraft Foods Group employees who participated in our multiemployer pension plans through October 1, 2012 of $2 million in 2012 and $5 million 2011.

Other Costs:

We sponsor and contribute to employee savings plans. These plans cover eligible salaried, non-union and union employees. Our contributions and costs are determined by the matching of employee contributions, as defined by the plans. Amounts charged to expense in continuing operations for defined contribution plans totaled $66 million in 2013, $74 million in 2012 and $62 million in 2011.

Postretirement Benefit Plans

Obligations:

Our postretirement health care plans are not funded. The changes in and the amount of the accrued benefit obligation at December 31, 2013 and 2012 were:

	2013	2012
	(in millions)

Accrued benefit obligation at January 1	$458	$3,453
Service cost	15	35
Interest cost	20	121
Benefits paid	(7)	(142)
Plan amendments	(3)	(51)
Currency	(7)	8
Assumption changes	(56)	519
Actuarial (gains) / losses	(4)	47
Impact of Spin-Off	–	(3,561)
Other	6	29

Accrued benefit obligation at December 31	$422	$458

The current portion of our accrued postretirement benefit obligation of $9 million at December 31, 2013 and $8 million at December 31, 2012 was included in other accrued liabilities.

We used the following weighted-average assumptions to determine our postretirement benefit obligations at December 31:

	U.S. Plans		Non-U.S. Plans
	2013	2012	2013	2012
Discount rate	5.10%	4.20%	4.81%	4.08%
Health care cost trend rate assumed for next year	7.00%	7.50%	4.76%	6.47%
Ultimate trend rate	5.00%	5.00%	5.54%	5.36%
Year that the rate reaches the ultimate trend rate	2018	2018	2019	2018

Year-end discount rates for our U.S., Canadian and U.K. plans were developed from a model portfolio of high quality, fixed-income debt instruments with durations that match the expected future cash flows of the benefit obligations. Year-end discount rates for our remaining non-U.S. plans were developed from local bond indices that match local benefit obligations as closely as possible. Changes in our discount rates were primarily the result of changes in bond yields year-over-year. Our expected health care cost trend rate is based on historical costs.

Assumed health care cost trend rates have a significant impact on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects as of December 31, 2013:

	One-Percentage-Point
	Increase	Decrease
	(in millions)

Effect on postretirement benefit obligation	$66	$(53)
Effect on annual service and interest cost	$6	$(5)

Components of Net Postretirement Health Care Costs:

Net postretirement health care costs consisted of the following for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
	(in millions)

Service cost	$15	$35	$36
Interest cost	20	121	165
Amortization:
Net loss from experience differences	12	65	60
Prior service credit	(12)	(31)	(32)
Other(1)	–	29	–
Net postretirement health care costs related to discontinued operations	–	(135)	(163)

Net postretirement health care costs included within continuing operations	$35	$84	$66

(1)	In 2012, we recorded a $23 million unfunded U.S. postretirement plan obligation related to long-term disability benefits.

As of December 31, 2013, we expected to amortize from accumulated other comprehensive earnings / (losses) into pre-tax net postretirement health care costs during 2014:

•	an estimated $6 million of net loss from experience differences, and
•	an estimated $10 million of prior service credit.

We used the following weighted-average assumptions to determine our net postretirement cost for the years ended December 31:

	U.S. Plans			Non-U.S. Plans
	2013	2012	2011	2013	2012	2011

Discount rate	4.20%	4.47%	5.30%	4.39%	4.14%	5.02%
Health care cost trend rate	7.50%	7.00%	7.50%	6.47%	6.21%	7.62%

Future Benefit Payments:

Our estimated future benefit payments for our postretirement health care plans at December 31, 2013 were (in millions):

Year ending:	2014	2015	2016	2017	2018	2019-2023
U.S. Plans	$5	$7	$8	$10	$12	$84
Non-U.S. Plans	$5	$5	$5	$5	$5	$30

Other Costs:

We made contributions to multiemployer medical plans totaling $18 million in 2013, $31 million in 2012 and $36 million in 2011. The contributions include contributions related to Kraft Foods Group employees who participated in our multiemployer medical plans through October 1, 2012 of $13 million in 2012 and $20 million in 2011. These plans provide medical benefits to active employees and retirees under certain collective bargaining agreements.

Postemployment Benefit Plans

Obligations:

Our postemployment plans are primarily not funded. The changes in and the amount of the accrued benefit obligation at December 31, 2013 and 2012 were:

	2013	2012
	(in millions)

Accrued benefit obligation at January 1	$100	$166
Service cost	8	12
Interest cost	5	8
Benefits paid	(21)	(44)
Assumption changes	(2)	7
Actuarial losses	13	14
Spin-Off Impact	–	(63)

Accrued benefit obligation at December 31	$103	$100

The accrued benefit obligation was determined using a weighted-average discount rate of 6.2% in 2013 and 4.0% in 2012, an assumed weighted-average ultimate annual turnover rate of 0.3% in 2013 and 0.5% in 2012, assumed compensation cost increases of 4.0% in 2013 and 2012, and assumed benefits as defined in the respective plans.

Postemployment costs arising from actions that offer employees benefits in excess of those specified in the respective plans are charged to expense when incurred.

Components of Net Postemployment Costs:

Net postemployment costs consisted of the following for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
	(in millions)

Service cost	$8	$12	$11
Interest cost	5	8	9
Amortization of net (gains) / losses	(1)	(3)	(2)
Other	(1)	3	33
Net postemployment costs related to discontinued operations	–	(5)	(2)

Net postemployment costs included in continuing operations	$11	$15	$49

Other postemployment costs in 2011 primarily relate to the establishment of the partially funded Canadian postemployment plan.

As of December 31, 2013, the estimated net loss for the postemployment benefit plans that we expected to amortize from accumulated other comprehensive earnings / (losses) into net postemployment costs during 2014 was insignificant.

Note 11. Stock Plans

Under our Amended and Restated 2005 Performance Incentive Plan (the “2005 Plan”), we may grant to eligible employees awards of stock options, stock appreciation rights, restricted stock, restricted and deferred stock units, and other awards based on our Common Stock, as well as performance-based annual and long-term incentive awards. We are authorized to issue a maximum of 168.0 million shares of our Common Stock under the 2005 Plan. In addition, under our Amended and Restated 2006 Stock Compensation Plan for Non-Employee Directors (the “2006 Directors Plan”), we may grant up to 1.0 million shares of our Common Stock to members of the Board of Directors who are not our full-time employees. At December 31, 2013, there were 26.9 million shares available to be granted under the 2005 Plan and 0.7 million shares available to be granted under the 2006 Directors Plan.

In connection with the Spin-Off and divestiture of Kraft Foods Group, under the provisions of our existing plans, employee stock option and restricted and deferred stock awards were adjusted to preserve the fair value of the awards immediately before and after the Spin-Off. As such, we did not record any incremental compensation expense related to the conversion of the awards. In connection with the stock awards held by our respective employees at the time of the Spin-Off, we collected a $55 million cash net settlement for the awards from Kraft Foods Group in March 2013.

Stock Options:

Stock options are granted at an exercise price equal to the market value of the underlying stock on the grant date, generally become exercisable in three annual installments beginning on the first anniversary of the grant date and have a maximum term of ten years.

We account for our employee stock options under the fair value method of accounting using a modified Black-Scholes methodology to measure stock option expense at the date of grant. The fair value of the stock options at the date of grant is amortized to expense over the vesting period. We recorded compensation expense related to stock options held by our employees of $39 million in 2013, $39 million in 2012 and $35 million in 2011 in our results from continuing operations. The deferred tax benefit recorded related to this compensation expense was $11 million in 2013, $11 million in 2012 and $10 million in 2011. The unamortized compensation expense related to our employee stock options was $53 million at December 31, 2013 and is expected to be recognized over a weighted-average period of 2 years.

Our weighted-average Black-Scholes fair value assumptions were:

	Risk-Free Interest Rate	Expected Life	Expected Volatility	Expected Dividend Yield	Fair Value at Grant Date

2013	1.15%	6 years	20.36%	1.94%	$4.31
2012	1.16%	6 years	20.13%	3.08%	$4.78
2011	2.34%	6 years	18.92%	3.72%	$3.84

The risk-free interest rate represents the constant maturity U.S. government treasuries rate with a remaining term equal to the expected life of the options. The expected life is the period over which our employees are expected to hold their options. Volatility reflects historical movements in our stock price for a period commensurate with the expected life of the options. The dividend yield reflects the dividend yield in place at the time of the historical grants and reflects a lower expected dividend yield for Mondelēz International for grants made following the Spin-Off of Kraft Foods Group.

Stock option activity for the year ended December 31, 2013 is reflected below:

			Average
		Weighted-	Remaining	Aggregate
	Shares Subject	Average	Contractual	Intrinsic
	to Option	Exercise Price	Term	Value

Balance at January 1, 2013	52,753,039	$20.45
Options granted	12,406,792	27.21
Options exercised	(7,185,616)	19.41
Options cancelled	(2,190,776)	23.86

Balance at December 31, 2013	55,783,439	21.96	7 years	$744 million

Exercisable at December 31, 2013	31,036,120	19.40	6 years	$494 million

In February 2013, as part of our annual equity program, we granted 11.6 million stock options to eligible employees at an exercise price of $27.05 per share on the grant date. During 2013, we issued 0.8 million of additional stock options with a weighted-average exercise price of $29.69 per share. In the aggregate, we granted 12.4 million stock options during 2013 at a weighted-average exercise price of $27.21 per share.

In February 2012, as part of our annual equity program, we granted 12.8 million stock options to eligible employees at an exercise price of $38.00 per share on the grant date. During 2012, we issued 0.7 million of additional stock options with a weighted-average exercise price of $37.60 per share. In the aggregate, we granted 13.5 million stock options during 2012 at a weighted-average exercise price of $37.97 per share.

In February 2011, as part of our annual equity program, we granted 15.8 million stock options to eligible employees at an exercise price of $31.83 per share on the grant date. During 2011, we issued 0.5 million of additional stock options with a weighted-average exercise price of $31.22 per share. In the aggregate, we granted 16.3 million stock options during 2011 at a weighted-average exercise price of $31.81 per share.

The total intrinsic value of options exercised was $79 million in 2013, $93 million in 2012 and $98 million in 2011. Cash received from options exercised was $139 million in 2013, $205 million in 2012 and $486 million in 2011. The actual tax benefit realized for the tax deductions from the option exercises totaled $14 million in 2013, $21 million in 2012 and $40 million in 2011.

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

The fair value of the restricted and deferred shares at the date of grant is amortized to earnings over the restriction period. We recorded compensation expense related to restricted and deferred stock of $94 million in 2013, $90 million in 2012 and $95 million in 2011 in our results from continuing operations. The deferred tax benefit recorded related to this compensation expense was $28 million in 2013, $27 million in 2012 and $28 million in 2011. The unamortized compensation expense related to our restricted and deferred stock was $125 million at December 31, 2013 and is expected to be recognized over a weighted-average period of 2 years.

Our restricted and deferred stock activity for the year ended December 31, 2013 is reflected below:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share

Balance at January 1, 2013	12,815,911	$21.55
Granted	5,231,437	25.63
Vested	(5,350,073)	18.82
Forfeited	(1,048,688)	23.23

Balance at December 31, 2013	11,648,587	24.48

In January 2013, we granted 1.5 million shares of stock in connection with our long-term incentive plan, and the market value per share was $26.24 on the date of grant. In February 2013, as part of our annual equity program, we issued 2.3 million shares of restricted and deferred stock to eligible employees, and the market value per restricted or deferred share was $27.05 on the date of grant. During 2013, we issued 1.4 million of additional restricted and deferred shares with a weighted-average market value per share of $22.47. Included in the 1.4 million of additional shares issued were 0.8 million shares for awards related to long-term incentive plan awards granted in 2010 which were issued and vested during the first quarter of 2013. The 2010 long-term incentive plan awards had a weighted-average market value of $17.97 per share, which is based on the stock price on the grant date in 2010 and adjusted to reflect the Spin-Off and related splitting of the equity awards. In aggregate, we issued 5.2 million restricted and deferred shares during 2013, including those issued as part of our long-term incentive plan, with a weighted-average market value of $25.63 per share.

In January 2012, we granted 1.3 million shares of stock in connection with our long-term incentive plan, and the market value per share was $37.63 on the date of grant. In February 2012, as part of our annual equity program, we issued 2.2 million shares of restricted and deferred stock to eligible employees, and the market value per restricted or deferred share was $38.00 on the date of grant. During 2012, we issued 1.5 million of additional restricted and deferred shares with a weighted-average market value per share of $29.18, primarily in connection with our 2009 long-term incentive plan performance based awards and a special equity award for our CEO. In aggregate, we issued 5.0 million restricted and deferred shares during 2012, including those issued as part of our long-term incentive plan, with a weighted-average market value of $35.25 per share.

In January 2011, we granted 1.5 million shares of stock in connection with our long-term incentive plan, and the market value per share was $31.62 on the date of grant. In February 2011, as part of our annual equity program, we issued 2.6 million shares of restricted and deferred stock to eligible employees, and the market value per restricted or deferred share was $31.83 on the date of grant. During 2011, we issued 1.0 million of additional restricted and deferred shares with a weighted-average market value per share of $33.02. In aggregate, we issued 5.1 million restricted and deferred shares during 2011, including those issued as part of our long-term incentive plan, with a weighted-average market value of $31.97 per share.

The weighted-average grant date fair value of restricted and deferred stock granted was $134 million, or $25.63 per restricted or deferred share, in 2013; $175 million, or $35.25 per restricted or deferred share, in 2012; and $162 million, or $31.97 per restricted or deferred share, in 2011. The vesting date fair value of restricted and deferred stock was $145 million in 2013, $189 million in 2012 and $135 million in 2011.

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

As we previously disclosed, on February 1, 2011, we received a subpoena from the SEC in connection with an investigation under the FCPA, primarily related to a facility in India that we acquired in the Cadbury acquisition. The subpoena primarily requests information regarding dealings with Indian governmental agencies and officials to obtain approvals related to the operation of that facility. We are continuing to cooperate with the U.S. and Indian governments in their investigations of these matters, including through preliminary meetings with the U.S. government to discuss potential conclusion of the investigation.

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

As we previously disclosed, on March 1, 2011, Starbucks took control of the Starbucks CPG business in grocery stores and other channels. Starbucks did so without our authorization and in what we contended was a violation and breach of our license and supply agreement with Starbucks related to the Starbucks CPG business. Following an initial decision in November 2013, on December 13, 2013, the independent arbitrator in our dispute with Starbucks issued a decision and Final Award that Kraft Foods Global, Inc. (now Kraft Foods Group), the named party in the proceeding, had proven that it was entitled to recover and that Starbucks must pay $2,764 million in total cash compensation for Starbucks’ unilateral termination of the agreement. The award included compensation for 135% of the determined fair market value of the agreement for improper termination as well as prejudgment interest of $521 million and Kraft Foods Group’s attorney’s fees, which the parties agreed would equal $15 million. Starbucks has paid all of the amount owed pursuant to the ruling. Under the Separation and Distribution Agreement between Kraft Foods Group and us, Kraft Foods Group directed the recovery awarded in the arbitration proceeding to us.

While we cannot predict with certainty the results of Legal Matters in which we are currently involved, we do not expect that the ultimate costs to resolve any of these Legal Matters, individually or in the aggregate, will have a material effect on our financial results.

Third-Party Guarantees:

We enter into third-party guarantees primarily to cover the long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At December 31, 2013, we had no material third-party guarantees recorded on our consolidated balance sheet.

As part of our 2010 Cadbury acquisition, we became the responsible party for tax matters under the Cadbury Schweppes Plc and Dr Pepper Snapple Group, Inc. (“DPSG”) Tax Sharing and Indemnification Agreement dated May 1, 2008 (“Tax Indemnity”) for certain 2007 and 2008 transactions relating to the demerger of Cadbury’s Americas Beverage business. A U.S. federal tax audit of DPSG for the 2006-2008 tax years was concluded with the IRS in August 2013. As a result, we recorded a favorable impact of $336 million in selling, general and administrative expenses and $49 million in interest and other expense, net for a total pre-tax impact of $385 million ($363 million net of tax) in 2013 due to the reversal of the accrued liability in excess of the amount we paid to DPSG under the Tax Indemnity.

Leases:

Rental expenses recorded in continuing operations were $386 million in 2013, $341 million in 2012 and $283 million in 2011. As of December 31, 2013, minimum rental commitments under non-cancelable operating leases in effect at year-end were (in millions):

Year ending:	2014	2015	2016	2017	2018	Thereafter	Total
	$240	$167	$136	$112	$95	$136	$886

Note 13. Capital Stock

Our amended and restated articles of incorporation authorize 5.0 billion shares of Class A common stock and 500 million shares of preferred stock. There were no preferred shares issued and outstanding at December 31, 2013, 2012 and 2011. Shares of Class A common stock issued, in treasury and outstanding were:

			Shares
	Shares Issued	Treasury Shares	Outstanding

Balance at January 1, 2011	1,996,537,778	(248,471,229)	1,748,066,549

Exercise of stock options and issuance of other stock awards	–	19,830,140	19,830,140

Balance at December 31, 2011	1,996,537,778	(228,641,089)	1,767,896,689

Exercise of stock options and issuance of other stock awards	–	10,099,153	10,099,153

Balance at December 31, 2012	1,996,537,778	(218,541,936)	1,777,995,842

Shares repurchased		(82,799,448)	(82,799,448)
Exercise of stock options and issuance of other stock awards	–	10,200,200	10,200,200

Balance at December 31, 2013	1,996,537,778	(291,141,184)	1,705,396,594

Stock plan awards to employees and non-employee directors are issued from treasury shares. At December 31, 2013, 91.3 million shares of Class A common stock held in treasury were reserved for stock options and other stock awards.

Stock Repurchase Program:

During 2013, our Board of Directors authorized the repurchase of $7.7 billion of our Common Stock. On March 12, 2013, our Board of Directors authorized the repurchase of up to the lesser of 40 million shares or $1.2 billion of our Common Stock through March 12, 2016. On August 6, 2013, our Audit Committee, with authorization from the Board of Directors, increased the repurchase program capacity to $6.0 billion of Common Stock repurchases and extended the expiration date to December 31, 2016. On December 3, 2013, our Board of Directors increased the repurchase program capacity by $1.7 billion to $7.7 billion.

Repurchases under the program are determined by management and are wholly discretionary. During 2013, we repurchased 82.8 million shares of Common Stock at an average cost of $33.09 per share, or an aggregate cost of $2.7 billion. The share repurchases include $1.5 billion of shares repurchased through an accelerated share repurchase (“ASR”) program initiated on December 3, 2013. On December 3, 2013, we paid $1.7 billion and received an initial delivery of 44.8 million shares of Common Stock valued at $1.5 billion. We increased treasury stock by $1.5 billion and the remaining $0.2 billion was recorded against additional paid in capital until the final share repurchases are settled by the end of the second quarter of 2014. The total aggregate number of shares to be repurchased through the ASR program will be determined based on the volume-weighted average price of our Common Stock during the purchase period less a fixed per share discount. All share repurchases in 2013 were funded through available cash, including cash from the resolution of the Starbucks arbitration, and commercial paper. The repurchased shares are held in treasury. As of December 31, 2013, we have $5.0 billion in remaining share repurchase capacity.

Note 14. Reclassifications from Accumulated Other Comprehensive Income

The components of accumulated other comprehensive earnings / (losses) attributable to Mondelēz International were:

	Mondelēz International Shareholders’ Equity
	Currency		Derivatives
	Translation	Pension and	Accounted for
	Adjustments	Other Benefits	as Hedges	Total
	(in millions)
Balances at January 1, 2013	$(399)	$(2,229)	$(38)	$(2,666)
Other comprehensive earnings / (losses), before reclassifications:
Currency translation adjustment	(952)	(29)	–	(981)
Pension and other benefits	–	713	–	713
Derivatives accounted for as hedges	(99)	–	169	70
Losses / (gains) reclassified into net earnings	–	197	72	269
Tax (expense) / benefit	36	(244)	(86)	(294)

Total other comprehensive earnings / (losses)				(223)

Balances at December 31, 2013	$(1,414)	$(1,592)	$117	$(2,889)

Amounts reclassified from accumulated other comprehensive earnings / (losses) during 2013 and their locations in the condensed consolidated financial statements were as follows:

		Location of
		Gain / (Loss)
		Recognized
	2013	in Net Earnings
	(in millions)
Pension and other benefits:
Reclassification of losses / (gains) into net earnings:
Amortization of experience losses and prior service costs(1)	$193
Settlement losses(1)	4
Tax impact	(50)	Provision for income taxes
Derivatives accounted for as hedges:
Reclassification of losses / (gains) into net earnings:
Foreign exchange contracts – forecasted transactions	28	Cost of sales
Commodity contracts	38	Cost of sales
Interest rate contracts	6	Interest and other expense, net
Tax impact	(19)	Provision for income taxes

Total reclassifications into net earnings, net of tax	200

(1)	These items are included in the components of net periodic benefit costs disclosed in Note 10, Benefit Plans.

Note 15. Income Taxes

See Note 1, Summary of Significant Accounting Policies, for information related to the revision of income taxes for all years presented below.

Earnings / (losses) from continuing operations before income taxes and the provision for income taxes consisted of the following for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
	(in millions)
Earnings / (losses) from continuing operations before income taxes:
United States	$(799)	$(1,822)	$(1,308)
Outside United States	3,191	3,596	3,188

Total	$2,392	$1,774	$1,880

Provision for income taxes:
United States federal:
Current	$(489)	$(420)	$(404)
Deferred	103	(43)	10

	(386)	(463)	(394)
State and local:
Current	(35)	(17)	(39)
Deferred	22	(40)	46

	(13)	(57)	7

Total United States	(399)	(520)	(387)

Outside United States:
Current	648	896	983
Deferred	(189)	(208)	(480)

Total outside United States	459	688	503

Total provision for income taxes	$60	$168	$116

See Note 2, Divestitures and Acquisition, for information on taxes presented as part of discontinued operations related to the resolution of the Starbucks arbitration and the Spin-Off of Kraft Foods Group.

The effective income tax rate on pre-tax earnings differed from the U.S. federal statutory rate for the following reasons for the years ended December 31, 2013, 2012 and 2011:

	2013		2012		2011

U.S. federal statutory rate	35.0%		35.0%		35.0%
Increase / (decrease) resulting from:
State and local income taxes, net of federal tax benefit excluding IRS audit impacts	(0.5%	)	(1.6%	)	0.2%
Foreign rate differences	(15.3%	)	(20.6%	)	(22.2%	)
Reversal of other tax accruals no longer required	(9.6%	)	(4.3%	)	(4.9%	)
Indemnification resolution	(4.7%	)	–		–
Tax legislation	(2.2%	)	(3.9%	)	(3.8%	)
Divestitures	(2.1%	)	0.6%		–
Non-deductible expenses	1.1%		3.6%		1.9%
Other	0.8%		0.7%		–

Effective tax rate	2.5%		9.5%		6.2%

Our 2013 effective tax rate of 2.5% was favorably impacted by the mix of pre-tax income in various foreign jurisdictions, net tax benefits from discrete one-time events and the non-taxable portion of the Cadbury acquisition related indemnification resolution, partially offset by an unfavorable tax law change. The $299 million of discrete one-time events primarily related to favorable tax audit settlements and expirations of statutes of limitations in several jurisdictions and the net reduction of U.K. deferred tax liabilities resulting from tax legislation enacted during 2013 that reduced U.K. corporate income tax rates.

Our 2012 revised effective tax rate of 9.5% was favorably impacted by the mix of pre-tax income in various foreign jurisdictions and net tax benefits from discrete one-time tax events, partially offset by non-deductible expenses. The $140 million of discrete one-time events primarily related to the net reduction of U.K. deferred tax liabilities resulting from tax legislation enacted during 2012 that reduced U.K. corporate income tax rates and net favorable tax audit settlements.

Our 2011 revised effective tax rate of 6.2% was favorably impacted by the mix of pre-tax income in various foreign jurisdictions and net tax benefits of $253 million from discrete one-time events, primarily from the net reduction of U.K. deferred tax liabilities resulting from tax legislation enacted in 2011 that reduced U.K. corporate income tax rates, the net favorable impact from tax audit developments during the year, the reversal of valuation allowances on certain foreign deferred tax assets that are now expected to be realized and adjustments to taxes payable as a result of tax return filings.

The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities consisted of the following at December 31, 2013 and 2012:

	2013	2012
	(in millions)

Deferred income tax assets:
Accrued postretirement and postemployment benefits	$176	$157
Accrued pension costs	417	693
Loss carryforwards	553	639
Other	1,189	1,755

Total deferred income tax assets	2,335	3,244

Valuation allowance	(335)	(426)

Net deferred income tax assets	$2,000	$2,818

Deferred income tax liabilities:
Trade names	$(5,991)	$(6,394)
Property, plant and equipment	(995)	(972)
Other	(590)	(896)

Total deferred income tax liabilities	(7,576)	(8,262)

Net deferred income tax liabilities	$(5,576)	$(5,444)

Our significant valuation allowances reside within our operating subsidiaries in Mexico, Ireland and various other jurisdictions.

At December 31, 2013, applicable U.S. federal income taxes and foreign withholding taxes had not been provided on approximately $12.4 billion of accumulated earnings of foreign subsidiaries that are expected to be indefinitely reinvested. It is impractical for us to determine the amount of unrecognized deferred tax liabilities on these indefinitely reinvested earnings. Future tax law changes or changes in the needs of our foreign subsidiaries could require us to recognize deferred tax liabilities on a portion, or all, of our accumulated earnings that were previously expected to be indefinitely reinvested.

The changes in our unrecognized tax benefits for the years ended December 31, 2013, 2012 and 2011 were:

	2013	2012	2011
	(in millions)

January 1	$1,164	$1,522	$1,256
Increases from positions taken during prior periods	94	119	220
Decreases from positions taken during prior periods	(132)	(198)	(147)
Increases from positions taken during the current period	131	264	266
Decreases relating to settlements with taxing authorities	(7)	(257)	(17)
Reductions resulting from the lapse of the applicable statute of limitations	(55)	(23)	(16)
Impact of Spin-Off	–	(261)	–
Currency / other	(6)	(2)	(40)

December 31	$1,189	$1,164	$1,522

As of January 1, 2013, our unrecognized tax benefits were $1,164 million. If we had recognized all of these benefits, the net impact on our income tax provision would have been $1,096 million. Our unrecognized tax benefits were $1,189 million at December 31, 2013, and if we had recognized all of these benefits, the net impact on our income tax provision would have been $1,110 million. Within the next 12 months, our unrecognized tax benefits could increase by approximately $50 million due to unfavorable audit developments or decrease by approximately $350 million due to audit settlements and the expiration of statutes of limitations in various jurisdictions. We include accrued interest and penalties related to uncertain tax positions in our tax provision. We had accrued interest and penalties of $230 million as of January 1, 2013 and $228 million as of December 31, 2013. Our 2013 provision for income taxes included $6 million for interest and penalties and we paid interest and penalties of $1 million during 2013.

Under the Tax Sharing and Indemnity Agreements between us and Kraft Foods Group, Kraft Foods Group generally assumes liability for all U.S. state income taxes and Canadian federal and provincial income taxes and we generally assume responsibility for all U.S. federal income taxes and substantially all foreign income taxes, excluding Canadian income taxes, for all tax periods prior to the Spin-Off. In addition, we transferred to Kraft Foods Group all of its deferred tax assets and liabilities as of the Distribution Date. See Note 2, Divestitures and Acquisition.

We are regularly examined by federal and various state and foreign tax authorities. We are currently under various income tax examinations by the IRS for the years 2007 through 2009. Our income tax filings are also currently under examination by tax authorities in various U.S. state and foreign jurisdictions. U.S. state and foreign jurisdictions have statutes of limitations generally ranging from three to five years; however, these statutes are often extended by mutual agreement with the tax authorities. Years still open to examination by foreign tax authorities in major jurisdictions include (earliest open tax year in parentheses): Germany (2005), Brazil (2008), France (2010), United Kingdom (2007), Australia (2009), Russia (2011) and India (2003).

Note 16. Earnings Per Share

Basic and diluted EPS from continuing and discontinued operations were calculated using the following:

	For the Years Ended December 31,
	2013	2012	2011
	(in millions, except per share data)

Earnings from continuing operations	$2,332	$1,606	$1,764
Earnings from discontinued operations, net of income taxes	1,603	1,488	1,810

Net earnings	3,935	3,094	3,574
Noncontrolling interest	20	27	20

Net earnings attributable to Mondelēz International	$3,915	$3,067	$3,554

Weighted-average shares for basic EPS	1,774	1,777	1,765
Plus incremental shares from assumed conversions of stock options and long-term incentive plan shares	15	12	7

Weighted-average shares for diluted EPS	1,789	1,789	1,772

Basic earnings per share attributable to Mondelēz International:
Continuing operations	$1.30	$0.90	$0.99
Discontinued operations	0.91	0.83	1.02

Net earnings attributable to Mondelēz International	$2.21	$1.73	$2.01

Diluted earnings per share attributable to Mondelēz International:
Continuing operations	$1.29	$0.88	$0.99
Discontinued operations	0.90	0.83	1.02

Net earnings attributable to Mondelēz International	$2.19	$1.71	$2.01

We exclude antidilutive Mondelēz International stock options from our calculation of weighted-average shares for diluted EPS. We excluded 7.0 million antidilutive options for the year ended December 31, 2013, 7.3 million antidilutive options for the year ended December 31, 2012 and 9.2 million antidilutive options for the year ended December 31, 2011. We also evaluated the ASR agreement for the potential dilutive effects of any shares remaining to be received upon final ASR settlement. We determined that the additional shares would be anti-dilutive and therefore were not included in our EPS calculation for the year ended December 31, 2013.

Note 17. Segment Reporting

We manufacture and market primarily snack food and beverage products, including biscuits (cookies, crackers and salted snacks), chocolate, gum & candy, coffee & powdered beverages and various cheese & grocery products. We manage our global business and report operating results through geographic units.

Effective January 1, 2013, we reorganized our operations and management into five reportable operating segments:

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

We manage the operations within Latin America, Asia Pacific and EEMEA by location and Europe and North America by product category.

We use segment operating income to evaluate segment performance and allocate resources. We believe it is appropriate to disclose this measure to help investors analyze segment performance and trends. Coincident with the change in reportable segment structure, segment operating income for our North America region also changed to include all U.S. pension plan expenses, a portion of which was previously excluded from segment operating results evaluated by management as the costs were centrally managed. Segment operating income excludes unrealized gains and losses on hedging activities (which are a component of cost of sales), general corporate expenses (which are a component of selling, general and administrative expenses), amortization of intangibles, the benefit from the Cadbury acquisition-related indemnification resolution (which is a component of selling, general and administrative expenses), gains and losses on divestitures and acquisitions and acquisition-related costs (which are a component of selling, general and administrative expenses) in all periods presented. We exclude the unrealized gains and losses on hedging activities, general corporate expenses, amortization of intangibles, the benefit from the Cadbury acquisition-related indemnification resolution, gains and losses on divestitures and acquisitions and acquisition-related costs from segment operating income in order to provide better transparency of our segment operating results. Furthermore, we centrally manage interest and other expense, net. Accordingly, we do not present these items by segment because they are excluded from the segment profitability measure that management reviews. We use the same accounting policies for the segments as those described in Note 1, Summary of Significant Accounting Policies.

Our segment net revenues and earnings were:

	For the Years Ended December 31,
	2013	2012	2011
	(in millions)

Net revenues:
Latin America	$5,382	$5,396	$5,403
Asia Pacific	4,952	5,164	4,864
EEMEA	3,915	3,735	3,836
Europe	14,059	13,817	14,874
North America	6,991	6,903	6,833

Net revenues	$35,299	$35,015	$35,810

	For the Years Ended December 31,
	2013	2012	2011
	(in millions)

Earnings from continuing operations before income taxes:
Operating income:
Latin America	$570	$769	$759
Asia Pacific	512	657	682
EEMEA	379	506	433
Europe	1,699	1,762	1,586
North America	889	781	787
Unrealized gains / (losses) on hedging activities	62	1	(36)
General corporate expenses	(287)	(728)	(488)
Amortization of intangibles	(217)	(217)	(225)
Benefit from indemnification resolution	336	–	–
Gains on acquisition and divestitures, net	30	107	–
Acquisition-related costs	(2)	(1)	–

Operating income	3,971	3,637	3,498
Interest and other expense, net	(1,579)	(1,863)	(1,618)

Earnings from continuing operations before income taxes	$2,392	$1,774	$1,880

No single customer accounted for 10% or more of our net revenues from continuing operations in 2013. Our five largest customers accounted for 15.0% and our ten largest customers accounted for 21.6% of net revenues from continuing operations in 2013.

Items impacting our segment operating results are discussed in Note 1, Summary of Significant Accounting Policies, including the Venezuelan currency devaluation, Note 2, Divestitures and Acquisition, Note 5, Goodwill and Intangible Assets, Note 6, 2012-2014 Restructuring Program, and Note 7, Integration Program and Cost Saving Initiatives.

Total assets, depreciation expense and capital expenditures by segment were:

	As of December 31,
	2013	2012
	(in millions)

Total assets:
Latin America	$6,860	$7,018
Asia Pacific	9,032	9,748
EEMEA	7,045	7,105
Europe	27,599	27,513
North America	21,723	22,158
Unallocated assets (1)	298	1,935

Total assets	$72,557	$75,477

(1)	Unallocated assets consist primarily of cash and cash equivalents, deferred income taxes, centrally held property, plant and equipment, prepaid pension assets and derivative financial instrument balances.

	For the Years Ended December 31,
	2013	2012	2011
	(in millions)

Depreciation expense:
Latin America	$107	$98	$105
Asia Pacific	107	100	99
EEMEA	88	77	90
Europe	359	368	397
North America	199	224	205

Total – continuing operations	860	867	896
Discontinued operations	–	261	364

Total depreciation expense	$860	$1,128	$1,260

	For the Years Ended December 31,
	2013	2012	2011
	(in millions)

Capital Expenditures:
Latin America	$412	$220	$262
Asia Pacific	268	250	195
EEMEA	254	227	191
Europe	478	414	443
North America	210	217	279

Total – continuing operations	1,622	1,328	1,370
Discontinued operations	–	282	401

Total capital expenditures	$1,622	$1,610	$1,771

Net revenues by consumer sector were:

	For the Year Ended December 31, 2013
	Latin	Asia			North
	America	Pacific	EEMEA	Europe	America	Total
	(in millions)

Biscuits	$1,287	$1,311	$678	$2,990	$5,406	$11,672
Chocolate	1,143	1,632	1,180	5,385	325	9,665
Gum & Candy	1,380	849	673	968	1,187	5,057
Beverages	907	470	1,113	3,340	–	5,830
Cheese & Grocery	665	690	271	1,376	73	3,075

Total net revenues	$5,382	$4,952	$3,915	$14,059	$6,991	$35,299

	For the Year Ended December 31, 2012
	Latin	Asia			North
	America	Pacific	EEMEA	Europe	America	Total
	(in millions)

Biscuits	$1,207	$1,374	$595	$2,761	$5,212	$11,149
Chocolate	1,128	1,686	1,139	5,067	336	9,356
Gum & Candy	1,434	899	726	999	1,280	5,338
Beverages	953	453	1,025	3,411	1	5,843
Cheese & Grocery	674	752	250	1,579	74	3,329

Total net revenues	$5,396	$5,164	$3,735	$13,817	$6,903	$35,015

	For the Year Ended December 31, 2011
	Latin	Asia			North
	America	Pacific	EEMEA	Europe	America	Total
	(in millions)

Biscuits	$1,175	$1,223	$573	$2,986	$5,031	$10,988
Chocolate	1,096	1,614	1,231	5,272	352	9,565
Gum & Candy	1,550	914	721	1,156	1,351	5,692
Beverages	960	392	1,058	3,645	2	6,057
Cheese & Grocery	622	721	253	1,815	97	3,508

Total net revenues	$5,403	$4,864	$3,836	$14,874	$6,833	$35,810

Geographic data for net revenues and long-lived assets were:

	For the Years Ended December 31,
	2013	2012	2011
	(in millions)

Net revenues:
United States	$5,965	$5,974	$5,848
Other	29,334	29,041	29,962

Total net revenues	$35,299	$35,015	$35,810

	As of December 31,
	2013	2012
	(in millions)

Long-lived assets:
United States	$17,948	$18,160
Other	41,393	41,644

Total long-lived assets	$59,341	$59,804

No individual country within Other exceeded 10% of our net revenues or long-lived assets for all periods presented.

Note 18. Quarterly Financial Data (Unaudited)

Our summarized operating results by quarter are detailed below. See Note 1, Summary of Significant Accounting Policies, for additional information on the revision of previously reported financial information.

	2013 Quarters
	First			Second			Third			Fourth
	Reported	Correction	Revised	Reported	Correction	Revised	Reported	Correction	Revised
	(in millions, except per share data)

Net revenues	$8,744	$–	$8,744	$8,595	$–	$8,595	$8,472	$–	$8,472	$9,488
Gross profit	$3,242	$–	$3,242	$3,231	$–	$3,231	$3,144	$–	$3,144	$3,493
Provision for income taxes	$(19)	$32	$13	$13	$15	$28	$14	$12	$26	$(7)
Earnings from continuing operations	$574	$(32)	$542	$617	$(15)	$602	$1,030	$(12)	$1,018	$170
Earnings from discontinued operations, net of income taxes	$–	$–	$–	$–	$–	$–	$–	$–	$–	$1,603

Net earnings	$574	$(32)	$542	$617	$(15)	$602	$1,030	$(12)	$1,018	$1,773
Noncontrolling interest	6	–	6	1	–	1	6	–	6	7

Net earnings attributable to Mondelēz International	$568	$(32)	$536	$616	$(15)	$601	$1,024	$(12)	$1,012	$1,766

Weighted-average shares for diluted EPS	1,798	–	1,798	1,803	–	1,803	1,794	–	1,794	1,761

Per share data:
Basic EPS attributable to Mondelēz International:
Continuing operations	$0.32	$(0.02)	$0.30	$0.34	$–	$0.34	$0.58	$(0.01)	$0.57	$0.09
Discontinued operations	–	–	–	–	–	–	–	–	–	0.92

Net earnings attributable to Mondelēz International	$0.32	$(0.02)	$0.30	$0.34	$–	$0.34	$0.58	$(0.01)	$0.57	$1.01

Diluted EPS attributable to Mondelēz International:
Continuing operations	$0.32	$(0.02)	$0.30	$0.34	$(0.01)	$0.33	$0.57	$(0.01)	$0.56	$0.09
Discontinued operations	–	–	–	–	–	–	–	–	–	0.91

Net earnings attributable to Mondelēz International	$0.32	$(0.02)	$0.30	$0.34	$(0.01)	$0.33	$0.57	$(0.01)	$0.56	$1.00

Dividends declared	$0.13	$–	$0.13	$0.13	$–	$0.13	$0.14	$–	$0.14	$0.14
Market price(1) - high	$30.66	$–	$30.66	$32.10	$–	$32.10	$33.08	$–	$33.08	$35.43
- low	$25.78	$–	$25.78	$28.22	$–	$28.22	$28.50	$–	$28.50	$30.07

(1)	In the third quarter of 2013, we recorded a $385 million pre-tax gain ($363 million net of tax) due to the resolution of a Cadbury acquisition-related indemnification. See Note 12, Commitments and Contingencies, for additional information. In the fourth quarter of 2013, we recorded a $608 million pre-tax loss ($386 million net of tax) in connection with extinguishing debt in the December 18, 2013 tender offer and a $2.5 billion pre-tax gain ($1.6 billion net of tax) on the resolution of the Starbucks arbitration. See Note 8, Debt and Borrowing Arrangements and Note 2, Divestitures and Acquisition, for additional information.

	2012 Quarters
	First			Second			Third			Fourth
	Reported	Correction	Revised	Reported	Corection	Revised	Reported	Correction	Revised	Reported	Correction	Revised
	(in millions, except per share data)

Net revenues	$8,667	$–	$8,667	$8,527	$–	$8,527	$8,326	$–	$8,326	$9,495	$–	$9,495
Gross profit	$3,195	$–	$3,195	$3,211	$–	$3,211	$3,120	$–	$3,120	$3,550	$–	$3,550
Provision for income taxes	$77	$1	$78	$103	$–	$103	$(76)	$(5)	$(81)	$103	$(35)	$68
Earnings from continuing operations	$339	$(1)	$338	$490	$–	$490	$177	$5	$182	$561	$35	$596
Earnings from discontinued operations, net of income taxes	$480	$–	$480	$544	$–	$544	$482	$–	$482	$(18)	$–	$(18)

Net earnings	$819	$(1)	$818	$1,034	$–	$1,034	$659	$5	$664	$543	$35	$578
Noncontrolling interest	6	–	6	5	–	5	7	–	7	9	–	9

Net earnings attributable to Mondelēz International	$813	$(1)	$812	$1,029	$–	$1,029	$652	$5	$657	$534	$35	$569

Weighted-average shares for diluted EPS	1,783	–	1,783	1,786	–	1,786	1,789	–	1,789	1,793	–	1,793

Per share data:
Basic EPS attributable to Mondelēz International:
Continuing operations	$0.19	$–	$0.19	$0.27	$–	$0.27	$0.10	$–	$0.10	$0.31	$0.02	$0.33
Discontinued operations	0.27	–	0.27	0.31	–	0.31	0.27	–	0.27	(0.01)	–	(0.01)

Net earnings attributable to Mondelēz International	$0.46	$–	$0.46	$0.58	$–	$0.58	$0.37	$–	$0.37	$0.30	$0.02	$0.32

Diluted EPS attributable to Mondelēz International:
Continuing operations	$0.19	$–	$0.19	$0.27	$–	$0.27	$0.10	$0.01	$0.11	$0.31	$0.02	$0.33
Discontinued operations	0.27	–	0.27	0.31	–	0.31	0.26	–	0.26	(0.01)	–	(0.01)

Net earnings attributable to Mondelēz International	$0.46	$–	$0.46	$0.58	$–	$0.58	$0.36	$0.01	$0.37	$0.30	$0.02	$0.32

Dividends declared	$0.29	$–	$0.29	$0.29	$–	$0.29	$0.29	$–	$0.29	$0.13	$–	$0.13
Market price(1) - high	$39.06	$–	$39.06	$39.99	$–	$39.99	$42.44	$–	$42.44	$42.54	$–	$42.54
- low	$37.17	$–	$37.17	$36.75	$–	$36.75	$37.15	$–	$37.15	$24.50	$–	$24.50

(1)	The market prices in the table above reflect historical stock prices which were not adjusted to reflect the Kraft Foods Group Spin-Off on October 1, 2012.

Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not equal the total for the year.

During 2013, we recorded the following pre-tax charges / (gains) in earnings from continuing operations:

	2013 Quarters
	First	Second	Third	Fourth
	(in millions)

Asset impairment and exit costs	$44	$48	$43	$138
Benefit from indemnification resolution	–	–	(385)	–
Loss on debt extinguishment	–	–	–	608
(Gains) / losses on divestitures, net	(22)	(6)	–	(2)

	$22	$42	$(342)	$744

During 2012, we recorded the following pre-tax charges / (gains) in earnings from continuing operations:

	2012 Quarters
	First	Second	Third	Fourth
	(in millions)

Asset impairment and exit costs	$44	$27	$13	$69
(Gains) / losses on divestitures, net	–	–	–	(107)

	$44	$27	$13	$(38)

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2013. Based on their evaluation, the CEO and CFO concluded that, due to a material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2013. In light of the weakness in internal control over financial reporting, prior to filing this Annual Report on Form 10-K, we completed substantive procedures, including validating, and in certain cases correcting, the completeness and accuracy of the underlying data used for accounting for income taxes.

These additional procedures have allowed us to conclude that, notwithstanding the material weakness in our internal controls over financial reporting, the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Report of Management on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO, or persons performing similar functions, and effected by the Company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those written policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on this assessment, management determined that, as of December 31, 2013, a material weakness in our internal control over accounting for income taxes existed, as further described below.

Because of this material weakness, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2013, based on criteria described in Internal Control—Integrated Framework (1992) issued by COSO.

As of December 31, 2013, we did not maintain effective monitoring and oversight of controls over the completeness, accuracy and presentation of our accounting for income taxes, including the income tax provision and related tax assets and liabilities. The underlying control deficiencies resulted in inconsistent reconciliation of account balances, errors in the calculation of certain deferred tax balances, inaccurate information used to assess uncertain tax positions, and incorrect balance sheet classification of certain balances.

The errors arising from the underlying deficiencies are not material to the financial results reported in any interim or annual period. For additional details of the adjustments, see Note 1, Summary of Significant Accounting Policies—Revision of Financial Statements. These control deficiencies in the aggregate could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, we have determined that the ineffective monitoring and oversight of controls over income tax accounting constitutes a material weakness.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, as stated in their report which appears herein.

March 3, 2014

Remediation of the Material Weakness

We are implementing the following specific controls to address the material weakness and to strengthen our overall internal control over accounting for income taxes:

•	implement additional monitoring controls through increased documented senior management review,
•	perform incremental substantive testing at lower materiality levels,
•	enhance the formality and rigor of reconciliation procedures, and
•	hire additional personnel with accounting for income tax expertise.

We and our Board of Directors are committed to maintaining a strong internal control environment, and believe that these remediation efforts will represent significant improvements in our controls. We have implemented many of these steps, however, some of these steps will take time to be fully integrated and confirmed to be effective and sustainable. Additional controls may also be required over time. As such, the identified material weakness in internal control will not be considered fully addressed until the internal controls over the income tax process have been in operation for a sufficient period of time for our management to conclude that the material weakness has been fully remediated.

Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended December 31, 2013. As outlined above, we are in the process of adding controls to remediate the material weakness related to our accounting for income taxes. There were no other changes in our internal control over financial reporting during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information required by this Item 10 is included under the heading “Executive Officers of the Registrant” in Part I, Item 1 of this Form 10-K, as well as under the headings “Election of Directors,” “Corporate Governance - Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance - Governance Guidelines and Codes of Conduct,” and “Board Committees and Membership - Audit Committee” in our definitive Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on May 21, 2014 (“2014 Proxy Statement”). All of this information from the 2014 Proxy Statement is incorporated by reference into this Annual Report.

The information on our Web site is not, and shall not be deemed to be, a part of this Annual Report or incorporated into any other filings we make with the SEC.

Item 11.  Executive Compensation.

Information required by this Item 11 is included under the headings “Board Committees and Membership - Human Resources and Compensation Committee,” “Compensation of Non-Employee Directors,” “Compensation Discussion and Analysis” and “Executive Compensation Tables” in our 2014 Proxy Statement. All of this information is incorporated by reference into this Annual Report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The number of shares to be issued upon exercise or vesting of awards issued under, and the number of shares remaining available for future issuance under, our equity compensation plans at December 31, 2013 were:

Equity Compensation Plan Information

Number of Securities
Remaining Available for
	Number of Securities to		Future Issuance under
	be Issued Upon Exercise	Weighted Average	Equity Compensation
	of Outstanding	Exercise Price of	Plans (excluding
	Options, Warrants	Outstanding Options,	securities reflected
	and Rights (1)	Warrants and Rights	in column (a)) (2)
	(a)	(b)	(c)

Equity compensation plans approved by security holders	63,728,884	$21.96	27,614,829

(1)	Includes vesting of deferred and long-term incentive plan stock.
(2)	Includes 16,020,316 options and deferred stock available for issuance under the 2005 Performance Incentive Plan and 2006 Stock Compensation Plan for Non-Employee Directors, and 11,594,513 of restricted shares available for issuance under the 2005 Performance Incentive Plan.

Information related to the security ownership of certain beneficial owners and management is included in our 2014 Proxy Statement under the heading “Ownership of Equity Securities” and is incorporated by reference into this Annual Report.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item 13 is included under the headings “Corporate Governance – Review of Transactions with Related Persons” and “Corporate Governance – Director Independence” in our 2014 Proxy Statement. All of this information is incorporated by reference into this Annual Report.

Item 14.  Principal Accountant Fees and Services.

Information required by this Item 14 is included under the heading “Board Committees and Membership – Audit Committee” in our 2014 Proxy Statement. All of this information is incorporated by reference into this Annual Report.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	Index to Consolidated Financial Statements and Schedules

Schedules other than those listed above have been omitted either because such schedules are not required or are not applicable.

(b)	The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

2.1	Separation and Distribution Agreement between the Registrant and Kraft Foods Group, Inc., dated as of September 27, 2012 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2012). *

2.2	Canadian Asset Transfer Agreement, by and between Mondelez Canada Inc. and Kraft Canada Inc., dated as of September 29, 2012 (incorporated by reference to Exhibit 2.3 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).*

2.3	Master Ownership and License Agreement Regarding Patents, Trade Secrets and Related Intellectual Property, among Kraft Foods Global Brands LLC, Kraft Foods Group Brands LLC, Kraft Foods UK Ltd. and Kraft Foods R&D Inc., dated as of October 1, 2012 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2012).*

2.4	Master Ownership and License Agreement Regarding Trademarks and Related Intellectual Property, by and between Kraft Foods Global Brands LLC and Kraft Foods Group Brands LLC., dated as of September 27, 2012 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2012).*

3.1	Amended and Restated Articles of Incorporation of the Registrant, effective March 14, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2013).

3.2	Amended and Restated By-Laws of the Registrant, effective October 1, 2012 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2012).

4.1	The Registrant agrees to furnish copies of any instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries that does not exceed 10 percent of the total assets of the Registrant and its consolidated subsidiaries to the SEC upon request.

4.2	Indenture, by and between the Registrant and Deutsche Bank Trust Company Americas (as successor trustee to The Bank of New York and The Chase Manhattan Bank), dated as of October 17, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (Reg. No. 333-86478) filed with the SEC on April 18, 2002).

4.3	Supplemental Indenture, by and between the Registrant and Deutsche Bank Trust Company Americas, Deutsche Bank AG, London Branch and Deutsche Bank Luxembourg S.A., dated as of December 11, 2013 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 11, 2013).

10.1	$4.5 Billion 5-Year Revolving Credit Agreement, by and among the Registrant, the initial lenders named therein, JPMorgan Securities LLC, Deutsche Bank Securities Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and HSBC Securities (USA) LLC, as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Deutsche Bank AG New York Branch, as co-administrative agents, dated as of October 11, 2013.

10.2	Tax Sharing Agreement, by and between the Registrant and Altria Group, Inc., dated as of March 30, 2007 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2007).

10.3	Tax Sharing and Indemnity Agreement, by and between the Registrant and Kraft Foods Group, Inc., dated as of September 27, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2012).

10.4	Employee Matters Agreement, by and between the Registrant and Kraft Foods Group, Inc., dated as of September 27, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2012). *

10.5	Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan, amended as of December 31, 2009 and Restated as of October 2, 2012 (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013). +

10.6	Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Restricted Stock Agreement. +

10.7	Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Non-Qualified U.S. Stock Option Award Agreement. +

10.8	Mondelēz International, Inc. Long-Term Incentive Plan, restated as of October 2, 2012 (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013). +

10.9	Form of Mondelēz International, Inc. Long-Term Incentive Plan Award Agreement. +

10.10	Mondelēz Global LLC Supplemental Benefits Plan I, effective as of September 1, 2012 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013). +

10.11	Mondelēz Global LLC Supplemental Benefits Plan II, effective as of September 1, 2012 (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013). +

10.12	Form of Mondelēz Global LLC Amended and Restated Cash Enrollment Agreement (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013). +

10.13	Form of Mondelēz Global LLC Amended and Restated Employee Grantor Trust Enrollment Agreement (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013). +

10.14	Mondelēz International, Inc. Amended and Restated 2006 Stock Compensation Plan for Non-Employee Directors, amended and restated as of October 1, 2012 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013). +

10.15	Mondelēz International, Inc. 2001 Compensation Plan for Non-Employee Directors, amended as of December 31, 2008 and restated as of January 1, 2013 (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013). +

10.16	Mondelēz International, Inc. Change in Control Plan for Key Executives, amended as of October 2, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2012). +

10.17	Mondelēz Global LLC Executive Deferred Compensation Plan, effective as of October 1, 2012 (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013). +

10.18	Mondelēz Global LLC Executive Deferred Compensation Plan Adoption Agreement, effective as of October 1, 2012 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013). +

10.19	Deferred Compensation Plan Trust Document, by and between Mondelēz Global LLC and Wilmington Trust Retirement and Institutional Services Company, dated as of September 18, 2012 (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013). +

10.20	Offer of Employment Letter, between the Registrant and Irene B. Rosenfeld, dated June 22, 2006 (incorporated by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006). +

10.21	Amendment to Offer of Employment Letter, between the Registrant and Irene B. Rosenfeld, amended as of December 31, 2008 (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2009). +

10.22	Performance-Contingent Restricted Stock Unit Agreement, between the Registrant and Irene B. Rosenfeld, effective as of December 19, 2012 (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013). +

10.23	Agreement Upon Retirement and General Release, between the Registrant and Sanjay Khosla, dated as of December 19, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 26, 2012). +

10.24	Offer of Employment Letter, between the Registrant and Daniel P. Myers, dated June 20, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2011). +

10.25	Offer of Employment Letter, between the Registrant and Tracey Belcourt, dated July 8, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2012). +

10.26	Offer of Employment Letter, between the Registrant and James Kehoe, dated October 25, 2013. +

10.27	Form of Indemnification Agreement for Non-Employee Directors (incorporated by reference to 10.28 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2009). +

10.28	Indemnification Agreement between the Registrant and Irene B. Rosenfeld, dated January 27, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 2, 2009). +

11	Computation of Per Share Earnings.**

12.1	Computation of Ratios of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following materials from Mondelēz International’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Equity, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Comprehensive Earnings, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

*	Upon request, Mondelēz International, Inc. agrees to furnish to the U.S. Securities and Exchange Commission, on a supplemental basis, a copy of any omitted schedule or exhibit to such agreement.

**	Data required by Item 601(b)(11) of Regulation S-K is provided in Note 16 to the consolidated financial statements in this Report.

+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONDELĒZ INTERNATIONAL, INC.

By:	/s/ DAVID A. BREARTON
(David A. Brearton
Executive Vice President
and Chief Financial Officer)

Date: March 3, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ IRENE B. ROSENFELD	Director, Chairman and Chief Executive Officer	March 3, 2014
(Irene B. Rosenfeld)

/s/ DAVID A. BREARTON	Executive Vice President and Chief Financial Officer	March 3, 2014
(David A. Brearton)

/s/ KIM HARRIS JONES	Senior Vice President and Corporate Controller	March 3, 2014
(Kim Harris Jones)

/s/ STEPHEN F. BOLLENBACH	Director	March 3, 2014
(Stephen F. Bollenbach)

/s/ LEWIS W. K. BOOTH	Director	March 3, 2014
(Lewis W. K. Booth)

/s/ LOIS D. JULIBER	Director	March 3, 2014
(Lois D. Juliber)

/s/ MARK D. KETCHUM	Director	March 3, 2014
(Mark D. Ketchum)

/s/ JORGE S. MESQUITA	Director	March 3, 2014
(Jorge S. Mesquita)

/s/ NELSON PELTZ	Director	March 3, 2014
(Nelson Peltz)

/s/ FREDRIC G. REYNOLDS	Director	March 3, 2014
(Fredric G. Reynolds)

/S/ PATRICK T. SIEWERT	Director	March 3, 2014
(Patrick T. Siewert)

/s/ RUTH J. SIMMONS	Director	March 3, 2014
(Ruth J. Simmons)

/s/ JEAN-FRANÇOIS M.L. VAN BOXMEER	Director	March 3, 2014
(Jean-François M.L. van Boxmeer)

/s/ RATAN N. TATA	Director	March 3, 2014
(Ratan N. Tata)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Mondelēz International, Inc.:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated March 3, 2014 appearing in this Annual Report on Form 10-K of Mondelēz International, Inc. also included an audit of the financial statement schedule listed in Item 15(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois

March 3, 2014

S-1

Mondelēz International, Inc. and Subsidiaries

Valuation and Qualifying Accounts

For the Years Ended December 31, 2013, 2012 and 2011

(in millions)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
			(a)	(b)

2013:
Allowance for trade receivables	$118	$14	$(11)	$35	$86
Allowance for other current receivables	45	20	–	(8)	73
Allowance for long-term receivables	16	–	–	–	16
Allowance for deferred taxes	426	20	–	111	335

	$605	$54	$(11)	$138	$510

2012:
Allowance for trade receivables	$143	$27	$(32)	$20	$118
Allowance for other current receivables	40	6	(7)	(6)	45
Allowance for long-term receivables	19	(4)	(1)	(2)	16
Allowance for deferred taxes	464	63	(17)	84	426

	$666	$92	$(57)	$96	$605

2011:
Allowance for trade receivables	$246	$25	$(12)	$116	$143
Allowance for other current receivables	29	8	6	3	40
Allowance for long-term receivables	13	–	6	–	19
Allowance for deferred taxes	401	205	(17)	125	464

	$689	$238	$(17)	$244	$666

Notes:
(a)	Primarily related to divestitures, acquisitions and currency translation.
(b)	Represents charges for which allowances were created.

S-2