Form 10-Q
period 2014-03-31
Mondelez International, Inc.
filed 2014-05-08
CIK 1103982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

At April 30, 2014, there were 1,691,466,169 shares of the registrant’s Class A common stock outstanding.

Mondelēz International, Inc.

In this report, for all periods presented, “we,” “us,” “our,” “the Company” and “Mondelēz International” refer to Mondelēz International, Inc. and subsidiaries. References to “Common Stock” refer to our Class A common stock.

i

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of U.S. dollars, except per share data)

(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013
Net revenues	$8,641	$8,744
Cost of sales	5,437	5,502

Gross profit	3,204	3,242
Selling, general and administrative expenses	2,265	2,332
Asset impairment and exit costs	42	44
Gain on acquisition	–	(22)
Amortization of intangibles	54	54

Operating income	843	834

Interest and other expense, net	720	279

Earnings before income taxes	123	555

(Benefit) / provision for income taxes	(27)	13

Net earnings	150	542

Noncontrolling interest	(13)	6

Net earnings attributable to Mondelēz International	$163	$536

Per share data:
Basic earnings per share attributable to Mondelēz International	$0.10	$0.30

Diluted earnings per share attributable to Mondelēz International	$0.09	$0.30

Dividends declared	$0.14	$0.13

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Earnings

(in millions of U.S. dollars)

(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013

Net earnings	$150	$542
Other comprehensive earnings / (losses):
Currency translation adjustment:
Translation adjustment	(233)	(769)
Tax (expense) / benefit	6	(37)
Pension and other benefits:
Net actuarial gain / (loss) arising during period	6	6
Reclassification of (gains) / losses into net earnings:
Amortization of experience losses and prior service costs	34	50
Settlement losses	7	3
Tax (expense) / benefit	(13)	(17)
Derivatives accounted for as hedges:
Net derivative gains / (losses)	(56)	31
Reclassification of (gains) / losses into net earnings	(2)	23
Tax (expense) / benefit	23	(16)

Total other comprehensive earnings / (losses)	(228)	(726)

Comprehensive earnings / (losses)	(78)	(184)
less: Comprehensive earnings / (losses) attributable to noncontrolling interests	(14)	(1)

Comprehensive earnings / (losses) attributable to Mondelēz International	$(64)	$(183)

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions of U.S. dollars, except share data)

(Unaudited)

	March 31,	December 31,
	2014	2013

ASSETS
Cash and cash equivalents	$2,422	$2,664
Receivables (net of allowances of $74 in 2014 and $86 in 2013)	5,900	5,403
Inventories, net	4,027	3,743
Deferred income taxes	517	517
Other current assets	836	889

Total current assets	13,702	13,216

Property, plant and equipment, net	10,242	10,247
Goodwill	25,408	25,597
Intangible assets, net	21,992	21,994
Prepaid pension assets	55	54
Other assets	1,561	1,449

TOTAL ASSETS	$72,960	$72,557

LIABILITIES
Short-term borrowings	$2,503	$1,636
Current portion of long-term debt	1,674	1,003
Accounts payable	5,372	5,345
Accrued marketing	2,274	2,318
Accrued employment costs	917	1,043
Other current liabilities	2,585	3,051

Total current liabilities	15,325	14,396

Long-term debt	14,772	14,482
Deferred income taxes	6,202	6,282
Accrued pension costs	1,862	1,962
Accrued postretirement health care costs	416	412
Other liabilities	2,607	2,491

TOTAL LIABILITIES	41,184	40,025

Commitments and Contingencies (Note 12)

EQUITY
Common Stock, no par value (1,996,537,778 shares issued in 2014 and 2013)	–	–
Additional paid-in capital	31,342	31,396
Retained earnings	13,315	13,419
Accumulated other comprehensive losses	(3,116)	(2,889)
Treasury stock, at cost (300,802,103 shares at March 31, 2014 and 291,141,184 shares at December 31, 2013)	(9,892)	(9,553)

Total Mondelēz International Shareholders’ Equity	31,649	32,373
Noncontrolling interest	127	159

TOTAL EQUITY	31,776	32,532

TOTAL LIABILITIES AND EQUITY	$72,960	$72,557

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(in millions of U.S. dollars, except per share data)

(Unaudited)

	Mondelēz International Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings / (Losses)	Treasury Stock	Noncontrolling Interest	Total Equity

Balances at January 1, 2013	$–	$31,548	$10,551	$(2,666)	$(7,157)	$140	$32,416
Comprehensive earnings / (losses):
Net earnings	–	–	3,915	–	–	20	3,935
Other comprehensive losses, net of income taxes	–	–	–	(223)	–	–	(223)
Exercise of stock options and issuance of other stock awards	–	10	(97)	–	343	–	256
Common Stock repurchased	–	(161)	–	–	(2,739)		(2,900)
Cash dividends declared ($0.54 per share)	–	–	(950)	–	–	–	(950)
Dividends paid on noncontrolling interest and other activities	–	(1)	–	–	–	(1)	(2)

Balances at December 31, 2013	$–	$31,396	$13,419	$(2,889)	$(9,553)	$159	$32,532
Comprehensive earnings / (losses):
Net earnings	–	–	163	–	–	(13)	150
Other comprehensive losses, net of income taxes	–	–	–	(227)	–	(1)	(228)
Exercise of stock options and issuance of other stock awards	–	(54)	(29)	–	153	–	70
Common Stock repurchased	–	–	–	–	(492)	–	(492)
Cash dividends declared ($0.14 per share)	–	–	(238)	–	–	–	(238)
Dividends paid on noncontrolling interest	–	–	–	–	–	(18)	(18)

Balances at March 31, 2014	$–	$31,342	$13,315	$(3,116)	$(9,892)	$127	$31,776

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions of U.S. dollars)

(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013
CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES
Net earnings	$150	$542
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	262	266
Stock-based compensation expense	35	33
Deferred income tax benefit	(98)	(67)
Gain on acquisition	–	(22)
Asset impairments	12	14
Loss on early extinguishment of debt	492	–
Other non-cash items, net	48	45
Change in assets and liabilities, net of acquisition:
Receivables, net	(305)	(315)
Inventories, net	(299)	(160)
Accounts payable	67	(246)
Other current assets	(59)	(86)
Other current liabilities	(815)	(371)
Change in pension and postretirement assets and liabilities, net	(67)	(18)

Net cash used in operating activities	(577)	(385)

CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES
Capital expenditures	(326)	(235)
Acquisition, net of cash received	–	(119)
Cash received from Kraft Foods Group related to the Spin-Off	–	55
Other	9	1

Net cash used in investing activities	(317)	(298)

CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES
Issuances of commercial paper, maturities greater than 90 days	1,607	–
Repayments of commercial paper, maturities greater than 90 days	(723)	–
Net (repayments) / issuances of other short-term borrowings, net	(19)	(66)
Long-term debt proceeds	2,994	6
Long-term debt repaid	(2,514)	(752)
Repurchase of Common Stock	(468)	–
Dividends paid	(238)	(232)
Other	40	51

Net cash provided by / (used in) financing activities	679	(993)

Effect of exchange rate changes on cash and cash equivalents	(27)	(40)

Cash and cash equivalents:
Increase / (decrease)	(242)	(1,716)
Balance at beginning of period	2,664	4,475

Balance at end of period	$2,422	$2,759

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.  Basis of Presentation

The condensed consolidated financial statements include Mondelēz International, as well as our wholly owned and majority owned subsidiaries.

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

The condensed consolidated balance sheet data as of December 31, 2013 was derived from audited financial statements, but do not include all disclosures required by U.S. GAAP. You should read these statements in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2013.

Revision of Financial Statements:

In finalizing our 2013 results, we identified certain out-of-period, non-cash, income tax-related errors in prior interim and annual periods. These errors were not material to any previously reported financial results; however, we revised our 2013 interim and prior-year financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended December 31, 2013, to reflect these items in the appropriate periods. The net effect of the revision was to lower tax expense in years prior to 2013.

We evaluated the cumulative impact of the errors on prior periods under the guidance in Accounting Standards Codification (“ASC”) 250-10, Accounting Changes and Error Corrections, and the guidance from the Securities and Exchange Commission (“SEC”) in Staff Accounting Bulletin (“SAB”) No. 99, Materiality. We also evaluated the impact of correcting the errors through an adjustment to our financial statements under the guidance in ASC 250-10 relating to SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. We concluded that these errors were not material, individually or in the aggregate, to any of the prior reporting periods and, therefore, amendments of previously filed reports were not required.

The effects of the revision on the condensed consolidated financial statements for the three months ended March 31, 2013 are detailed below.

Condensed Consolidated Statement of Earnings

	For the Three Months Ended March 31,
	2013
	Reported	Correction	Revised
	(in millions, except per share data)

(Benefit) / provision for income taxes	$(19)	$32	$13
Net earnings	574	(32)	542
Net earnings attributable to Mondelēz International	568	(32)	536
Basic earnings per share attributable to Mondelēz International	$0.32	$(0.02)	$0.30
Diluted earnings per share attributable to Mondelēz International	$0.32	$(0.02)	$0.30

Condensed Consolidated Statement of Comprehensive Earnings

	For the Three Months Ended March 31,
	2013
	Reported	Correction	Revised
	(in millions)

Net earnings	$574	$(32)	$542
Translation adjustment	(771)	2	(769)
Total other comprehensive losses	(728)	2	(726)
Comprehensive losses	(154)	(30)	(184)
Comprehensive losses attributable to Mondelēz International	(153)	(30)	(183)

Condensed Consolidated Statement of Cash Flows

	For the Three Months Ended March 31,
	2013
	Reported	Correction	Revised
	(in millions)

Net earnings	$574	$(32)	$542
Deferred income tax benefit	(104)	37	(67)
Other non-cash expense, net	44	1	45
Change in other current assets	(85)	(1)	(86)
Change in other current liabilities	(366)	(5)	(371)
Net cash used in operating activities	(385)	–	(385)

Currency Translation and Highly Inflationary Accounting:

We translate the results of operations of our subsidiaries from multiple currencies using average exchange rates during each period and translate balance sheet accounts using exchange rates at the end of each period. We record currency translation adjustments as a component of equity and realized exchange gains and losses on transactions in earnings.

Venezuela. As prescribed by U.S. GAAP for highly inflationary economies, we have been accounting for the results of our Venezuelan subsidiaries using the U.S. dollar as the functional currency since January 1, 2010.

On February 8, 2013, the Venezuelan government announced the devaluation of the official Venezuelan bolivar exchange rate from 4.30 bolivars to 6.30 bolivars to the U.S. dollar and the elimination of the second-tier, government-regulated SITME exchange rate previously applied to value certain types of transactions. In connection with the announced changes, we recorded a $54 million currency remeasurement loss related to the devaluation of our net monetary assets in Venezuela within selling, general and administrative expenses in our Latin America segment during the three months ended March 31, 2013.

On January 24, 2014, the Venezuelan government announced the expansion of the auction-based currency transaction program referred to as SICAD and new profit margin controls. The application of the SICAD rate was extended to include foreign investments and significant operating activities, including contracts for leasing and services, use and exploitation of patents and trademarks, payments of royalties and contracts for technology import and technical assistance. As of March 31, 2014, the SICAD exchange rate was 10.70 bolivars to the U.S. dollar and availability of U.S. dollars at this rate has been limited. We continue to evaluate the announced profit margin controls and other related measures and will look to protect net revenues and profitability.

Additionally, on March 24, 2014, the Venezuelan government launched a new market-based currency exchange market, SICAD II. SICAD II may be used voluntarily to exchange bolivars into U.S. dollars. As of March 31, 2014, the SICAD II exchange rate was 50.85 bolivars to the U.S. dollar. There have been few market transactions to date and we continue to evaluate the new SICAD II market.

Our Venezuelan operations produce a wide range of biscuit, cheese and grocery, confectionery and beverage products. Based on the currency exchange developments this quarter, we have reviewed our domestic and international sourcing of goods and services and the exchange rates we believe will be applicable. We evaluated the level of primarily raw material imports that we believe would continue to be sourced in exchange for U.S. dollars converted at the official 6.30 exchange rate. Our remaining imported goods and services would primarily be valued at the SICAD exchange rate (now commonly referred to as SICAD I). Imports that do not currently qualify for either the official rate or SICAD I rate may be sourced at the SICAD II rate.

We believe the SICAD I rate is the most appropriate rate to use as it is most representative of the various exchange rates at which U.S. dollars are currently available to our entire Venezuelan business. While some of our net monetary assets or liabilities qualify for settlement at the official exchange rate, other operations do not, and we have utilized both the SICAD I and SICAD II auction processes. In addition, there is significant uncertainty about our ability to secure approval for transactions and the limited availability of U.S. dollars offered at the official rate. As such, we believe it is more economically representative to use the SICAD I rate than the official rate to value our net monetary assets and translate future operating results.

As such, as of March 31, 2014, we began to apply the SICAD I exchange rate to remeasure our bolivar-denominated net monetary assets, and we will begin to translate our Venezuelan operating results at the new rate in the second quarter of 2014. On March 31, 2014, we recognized a $142 million currency remeasurement loss within selling, general & administrative expenses of our Latin America segment as a result of revaluing our bolivar-denominated net monetary assets from the official exchange rate of 6.30 bolivars to the U.S. dollar to the SICAD I exchange rate of 10.70 bolivars to the U.S. dollar.

The following table sets forth net revenues (translated at the 6.30 official rate prior to the remeasurement) for the three months ended March 31, 2014, and cash, net monetary assets and net assets (after the remeasurement to the SICAD I rate of 10.70 bolivars to the U.S. dollar) of our Venezuelan subsidiaries as of March 31, 2014:

Venezuela operations	Three Months Ended March 31, 2014
Net Revenues	$237 million or 2.7% of consolidated net revenue

As of March 31, 2014
Cash	$236 million
Net Monetary Assets	$198 million
Net Assets	$466 million

The SICAD I and II rates are variable rates. Unlike the official rate that was devalued and fixed at 6.30 bolivars to the U.S. dollar, the SICAD I rate reflects currently offered rates based on recently cleared auction transactions, and the SICAD II rate reflects voluntary market-based currency exchange transactions cleared by the Central Bank of Venezuela. As such, these rates are expected to vary over time. If any of the rates, or application of the rates to our business, were to change, we would recognize additional currency losses or gains, which could be significant.

In light of the current difficult macroeconomic environment in Venezuela, we continue to monitor and actively manage our investment and exposures in Venezuela. We have taken protective measures against currency devaluation, such as converting monetary assets into non-monetary assets that we can use in our business. However, suitable protective measures have become less available and more expensive and may not be available to offset further currency devaluation that could occur.

Argentina. On January 23, 2014, the Central Bank of Argentina adjusted its currency policy, removed its currency stabilization measures and allowed the Argentine peso exchange rate to float relative to the U.S. dollar. On that day, the value of the Argentine peso relative to the U.S. dollar fell by 15%, and from December 31, 2013 through March 31, 2014, the value of the peso declined 23%. Further volatility and declines in the exchange rate are expected. Based on the current state of Argentine currency rules and regulations, the business environment remains challenging; however, we do not expect the existing controls and restrictions to have a material adverse effect on our business, financial condition or results of operations. During the first quarter of 2014, our Argentinian operations contributed approximately $170 million, or 2.0% of consolidated net revenues. Argentina is not designated as a highly-inflationary economy at this time for accounting purposes, so we continue to record currency translation adjustments within equity and realized exchange gains and losses on transactions in earnings.

New Accounting Pronouncements:

In April 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update on the reporting of discontinued operations. The guidance changed the definition of a discontinued operation to include dispositions that represent a strategic shift and have a major effect on operations and financial results. Strategic shifts may include the disposal of operations in a major geographical area, a major line of business, a major investment accounted for under the equity method or other major parts of an entity. For disposals that qualify, additional disclosures including cash flow and balance sheet information for the discontinued operation will be required. The guidance is effective for fiscal years and interim reporting periods beginning on or after December 15, 2014, with earlier adoption permitted. We will evaluate the new requirements with future dispositions within the scope of the standard.

Note 2.  Divestitures and Acquisition

Spin-Off Costs following Kraft Foods Group Divestiture:

On October 1, 2012, we completed the Spin-Off of our North American grocery business, Kraft Foods Group, Inc. (“Kraft Foods Group”), to our shareholders (the “Spin-Off”). Following the Spin-Off, Kraft Foods Group is an independent public company and we do not beneficially own any shares of Kraft Foods Group common stock. We continue to incur primarily Spin-Off transition costs, and historically we have incurred Spin-Off transaction, transition and financing and related costs (“Spin-Off Costs”) in our operating results. We recorded $3 million of pre-tax Spin-Off Costs in the three months ended March 31, 2014 and $9 million in the three months ended March 31, 2013 within selling, general and administrative expenses. We expect to incur approximately $30 million of remaining Spin-Off Costs in 2014 related primarily to customer service and logistics, information systems and processes, as well as legal costs associated with revising intellectual property and other long-term agreements.

Acquisition:

On February 22, 2013, we acquired the remaining interest in a biscuit operation in Morocco, which is now a wholly-owned subsidiary within our EEMEA segment. We paid net cash consideration of $119 million, consisting of a $155 million purchase price net of cash acquired of $36 million. Prior to the acquisition, our interest in the operation was accounted for under the equity method. As a result of obtaining a controlling interest, we consolidated the operation and upon finalizing the valuation of the acquired net assets, as of December 31, 2013, we had recorded the fair value of acquired assets (including identifiable intangible assets of $48 million), the liabilities assumed and goodwill of $209 million. During the three months ended March 31, 2013, we also recorded a pre-tax gain of $22 million related to the remeasurement of our previously-held equity interest in the operation to fair value in accordance with U.S. GAAP and acquisition costs of $7 million in selling, general and administrative expenses and interest and other expense, net. For the three months ended March 31, 2014, we recorded integration charges of $1 million within selling, general and administrative expenses.

Note 3.  Inventories

Inventories at March 31, 2014 and December 31, 2013 were:

	March 31,	December 31,
	2014	2013
	(in millions)

Raw materials	$1,262	$1,165
Finished product	2,765	2,578

Inventories, net	$4,027	$3,743

Note 4.  Property, Plant and Equipment

Property, plant and equipment at March 31, 2014 and December 31, 2013 were:

	March 31,	December 31,
	2014	2013
	(in millions)

Land and land improvements	$584	$617
Buildings and building improvements	3,291	3,270
Machinery and equipment	12,479	12,351
Construction in progress	1,423	1,376

	17,777	17,614
Accumulated depreciation	(7,535)	(7,367)

Property, plant and equipment, net	$10,242	$10,247

In connection with our 2012-2014 Restructuring Program, we recorded non-cash asset write-downs (including accelerated depreciation and asset impairments) of $12 million in 2014 and $9 million in 2013. These charges were recorded in the condensed consolidated statements of earnings within asset impairment and exit costs and arose from restructuring activities further described in Note 6, 2012-2014 Restructuring Program.

Note 5.  Goodwill and Intangible Assets

Goodwill by reportable segment at March 31, 2014 and December 31, 2013 was:

	March 31, 2014	December 31, 2013
	(in millions)

Latin America	$1,289	$1,262
Asia Pacific	2,536	2,504
EEMEA	2,503	2,764
Europe	10,067	10,026
North America	9,013	9,041

Goodwill	$25,408	$25,597

Intangible assets at March 31, 2014 and December 31, 2013 were:

	March 31,	December 31,
	2014	2013
	(in millions)

Non-amortizable intangible assets	$20,111	$20,067
Amortizable intangible assets	2,864	2,852

	22,975	22,919
Accumulated amortization	(983)	(925)

Intangible assets, net	$21,992	$21,994

Non-amortizable intangible assets consist principally of brand names purchased through our acquisitions of Nabisco Holdings Corp., the Spanish and Portuguese operations of United Biscuits, the global LU biscuit business of Groupe Danone S.A. and Cadbury Limited. Amortizable intangible assets consist primarily of trademarks, customer-related intangibles, process technology, licenses and non-compete agreements. At March 31, 2014, the weighted-average life of our amortizable intangible assets was 13.3 years.

Amortization expense for intangible assets was $54 million in the three months ended March 31, 2014 and March 31, 2013. We currently estimate annual amortization expense for each of the next five years to be approximately $217 million.

During our 2013 review of non-amortizable intangible assets, there were no impairments identified; however, we noted 7 brands with $511 million of aggregate book value as of December 31, 2013 and fair value in excess of book value of 10% or less. While these intangible assets passed our annual impairment testing and we believe our current plans for each of these brands will allow them to continue to not be impaired, if expectations are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then a brand or brands might become impaired in the future.

Changes in goodwill and intangible assets consisted of:

		Intangible
	Goodwill	Assets, at Cost
	(in millions)

Balance at January 1, 2014	$25,597	$22,919
Changes due to:
Currency	(189)	56

Balance at March 31, 2014	$25,408	$22,975

Note 6.  2012-2014 Restructuring Program

In 2012, our Board of Directors approved $1.5 billion of restructuring and related implementation costs (“2012-2014 Restructuring Program”) reflecting primarily severance, asset disposals and other manufacturing-related one-time costs. The primary objective of the restructuring and implementation activities was to ensure that Mondelēz International and Kraft Foods Group were each set up to operate efficiently and execute on our respective business strategies upon separation and in the future.

Of the $1.5 billion of 2012-2014 Restructuring Program costs, we retained approximately $925 million and Kraft Foods Group retained the balance of the program. Since inception, we have incurred $506 million of our estimated $925 million total 2012-2014 Restructuring Program charges.

Restructuring Costs:

We recorded restructuring charges of $42 million in the three months ended March 31, 2014 and $40 million in the three months ended March 31, 2013 within asset impairment and exit costs.

The activity in the 2012-2014 Restructuring Program liability for the three months ended March 31, 2014 was:

	Severance and related costs	Asset Write-downs	Total
	(in millions)

Liability balance, January 1, 2014	$68	$–	$68
Charges	30	12	42
Cash spent	(28)	–	(28)
Non-cash settlements	(1)	(12)	(13)

Liability balance, March 31, 2014	$69	$–	$69

We spent $28 million in the three months ended March 31, 2014 and $4 million in the three months ended March 31, 2013 in cash severance and related costs. We also recognized non-cash asset write-downs (including accelerated depreciation and asset impairments) and other non-cash settlements totaling $13 million in the three months ended March 31, 2014 and $9 million in the three months ended March 31, 2013. At March 31, 2014, our net restructuring liability was $69 million recorded within other current liabilities.

Implementation Costs:

Implementation costs are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. These costs primarily include costs to reorganize our operations and facilities, the discontinuance of certain product lines and the incremental expenses related to the closure of facilities, replicating our information systems infrastructure and reorganizing costs related to our sales function. We believe the disclosure of implementation costs provides readers of our financial statements greater transparency to the total costs of our 2012-2014 Restructuring Program. Within our continuing results of operations, we recorded implementation costs of $24 million in the three months ended March 31, 2014 and $4 million in the three months ended March 31, 2013. We recorded these costs within cost of sales and selling, general and administrative expense primarily within our Europe, North America and EEMEA segments.

Restructuring and Implementation Costs by Segment:

During the three months ended March 31, 2014 and 2013, we recorded restructuring and implementation costs within operating income as follows:

	For the Three Months Ended March 31, 2014			For the Three Months Ended March 31, 2013
	Restructuring	Implementation		Restructuring	Implementation
	Costs	Costs	Total	Costs	Costs	Total
	(in millions)

Latin America	$1	$–	$1	$–	$–	$–
Asia Pacific	–	–	–	–	–	–
EEMEA	4	1	5	1	–	1
Europe	17	15	32	19	2	21
North America	20	7	27	20	2	22
Corporate	–	1	1	–	–	–

Total	$42	$24	$66	$40	$4	$44

Note 7.  Integration Program

As a result of our combination with Cadbury Limited (formerly, Cadbury Plc or “Cadbury”) in 2010, we launched an integration program (the “Integration Program”) to combine the Cadbury operations with our operations and realize expected annual cost savings of approximately $750 million by the end of 2013 and revenue synergies from investments in distribution, marketing and product development. We achieved cost savings of approximately $800 million in 2012, a year ahead of schedule, and achieved our planned revenue synergies in 2013. Through the end of 2013, we incurred total integration charges of approximately $1.5 billion and completed incurring planned charges on the Integration Program.

During the three months ended March 31, 2014, we recorded a reversal of Integration Program charges of $2 million related to accruals no longer required. During the three months ended March 31, 2013, we recorded Integration Program charges of $21 million in selling, general and administrative expenses within our Europe, Asia Pacific, Latin America and EEMEA segments. Changes in the remaining Integration Program liability during the three months ended March 31, 2014 were:

2014
(in millions)

Balance at January 1	$145
Charges	(2)
Cash spent	(22)
Currency / other	(15)

Balance at March 31	$106

At March 31, 2014, $67 million of our net Integration Program liability was recorded within other current liabilities and $39 million, primarily related to leased facilities no longer in use, was recorded within other long-term liabilities.

Note 8.  Debt

Short-Term Borrowings:

At March 31, 2014 and December 31, 2013, our short-term borrowings and related weighted-average interest rates consisted of:

	March 31, 2014		December 31, 2013
	Amount	Weighted-	Amount	Weighted-
	Outstanding	Average Rate	Outstanding	Average Rate
	(in millions)		(in millions)

Commercial paper	$2,161	0.4%	$1,410	0.4%
Bank loans	342	8.7%	226	7.0%

Total short-term borrowings	$2,503		$1,636

As of March 31, 2014, the commercial paper issued and outstanding had between 1 and 227 days remaining to maturity. Bank loans include borrowings on primarily uncommitted credit lines maintained by some of our international subsidiaries to meet short-term working capital needs.

Borrowing Arrangements:

We maintain a revolving credit facility for general corporate purposes, including for working capital requirements and to support our commercial paper program. Our $4.5 billion five-year senior unsecured revolving credit facility expires on October 11, 2018. The revolving credit agreement includes a covenant that we maintain a minimum shareholders’ equity of at least $24.6 billion, excluding accumulated other comprehensive earnings / (losses) and the cumulative effects of any changes in accounting principles. At March 31, 2014, we met the covenant as our shareholders’ equity as defined by the covenant was $34.8 billion. The revolving credit agreement also contains customary representations, covenants and events of default. There are no credit rating triggers, provisions or other financial covenants that could require us to post collateral as security. As of March 31, 2014, no amounts were drawn on the facility.

Long-Term Debt:

On February 19, 2014, $500 million of our 6.75% U.S. dollar notes matured. The notes and accrued interest to date were paid with cash on hand and the issuance of commercial paper.

On February 6, 2014, we completed a cash tender offer and retired $1.56 billion of our long-term U.S. dollar debt consisting of:

•	$393 million of our 7.000% Notes due in August 2037
•	$382 million of our 6.875% Notes due in February 2038
•	$250 million of our 6.875% Notes due in January 2039
•	$535 million of our 6.500% Notes due in February 2040

We financed the repurchase of these notes, including the payment of accrued interest and other costs incurred, from net proceeds received from the $3.0 billion notes issuance on January 16, 2014. In connection with retiring this debt, during the first quarter of 2014, we recorded a $492 million loss on extinguishment of debt within interest expense related to the amount we paid to retire the debt in excess of its carrying value and from recognizing unamortized discounts and deferred financing costs in earnings at the time of the debt extinguishment. The loss on extinguishment is included in long-term debt repayments in the 2014 consolidated statement of cash flows. We also recognized $2 million in interest expense related to interest rate cash flow hedges that were deferred in accumulated other comprehensive losses and recognized into earnings over the life of the debt. Upon extinguishing the debt, the deferred cash flow hedge amounts were recorded in earnings.

On January 16, 2014, we issued $3.0 billion of U.S. dollar notes, consisting of:

•	$400 million of floating rate notes that bear interest at a rate equal to three-month LIBOR plus 0.52% and mature on February 1, 2019
•	$850 million of 2.250% fixed rate notes that mature on February 1, 2019
•	$1,750 million of 4.000% fixed rate notes that mature on February 1, 2024

We received net proceeds of $2,982 million that were used to fund the February 2014 tender offer, pay down commercial paper borrowings and for other general corporate purposes. We recorded approximately $18 million of discounts and deferred financing costs, which will be amortized into interest expense over the life of the notes.

Our weighted-average interest rate on our total debt was 4.14% as of March 31, 2014, following the completion of the February 6, 2014 tender offer and retirement of $1.6 billion of our long-term debt and January 16, 2014 $3.0 billion note issuance. Our weighted-average interest rate on our total debt as of December 31, 2013 was 4.8%, down from 5.8% as of December 31, 2012.

Fair Value:

The fair value of our short-term borrowings at March 31, 2014 and December 31, 2013 reflects current market interest rates and approximates the amounts we have recorded on our condensed consolidated balance sheet. The fair value of our long-term debt was determined using quoted prices in active markets (Level 1 valuation data) for the publicly traded debt obligations. At March 31, 2014, the aggregate fair value of our total debt was $20,569 million and its carrying value was $18,949 million. At December 31, 2013, the aggregate fair value of our total debt was $18,835 million and its carrying value was $17,121 million.

Note 9.  Financial Instruments

Derivative instruments were recorded at fair value in the condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013 as follows:

	March 31, 2014		December 31, 2013
	Asset	Liability	Asset	Liability
	Derivatives	Derivatives	Derivatives	Derivatives
	(in millions)

Derivatives designated as hedging instruments:
Foreign exchange contracts	$3	$7	$3	$11
Commodity contracts	38	11	2	3
Interest rate contracts	136	–	209	–

	$177	$18	$214	$14

Derivatives not designated as hedging instruments:
Foreign exchange contracts	$46	$22	$84	$8
Commodity contracts	103	76	60	51
Interest rate contracts	59	36	64	38

	$208	$134	$208	$97

Total fair value	$385	$152	$422	$111

We record derivative assets and liabilities on a gross basis in our condensed consolidated balance sheet. The fair value of our asset derivatives is recorded within other current assets and the fair value of our liability derivatives is recorded within other current liabilities. See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2013 for additional information on our risk management strategies and use of derivatives and related accounting.

The fair value (asset / (liability)) of our derivative instruments at March 31, 2014 were determined using:

		Quoted Prices in
		Active Markets	Significant	Significant
	Total	for Identical	Other Observable	Unobservable
	Fair Value of Net	Assets	Inputs	Inputs
	Asset / (Liability)	(Level 1)	(Level 2)	(Level 3)
	(in millions)

Foreign exchange contracts	$20	$–	$20	$–
Commodity contracts	54	30	24	–
Interest rate contracts	159	–	159	–

Total derivatives	$233	$30	$203	$–

The fair value (asset / (liability)) of our derivative instruments at December 31, 2013 were determined using:

		Quoted Prices in
		Active Markets	Significant	Significant
	Total	for Identical	Other Observable	Unobservable
	Fair Value of Net	Assets	Inputs	Inputs
	Asset / (Liability)	(Level 1)	(Level 2)	(Level 3)
	(in millions)

Foreign exchange contracts	$68	$–	$68	$–
Commodity contracts	8	(4)	12	–
Interest rate contracts	235	–	235	–

Total derivatives	$311	$(4)	$315	$–

Level 1 financial assets and liabilities consist of exchange-traded commodity futures and listed options. The fair value of these instruments is determined based on quoted market prices on commodity exchanges. Our exchange-traded derivatives are generally subject to master netting arrangements that permit net settlement of transactions with the same counterparty when certain criteria are met, such as in the event of default. We are also required to maintain cash margin accounts in connection with funding the settlement of our open positions and the margin requirements generally fluctuate daily based on market conditions. We have recorded a margin excess related to our exchange-traded derivatives of $7 million as of March 31, 2014 and margin deposits of $22 million as of December 31, 2013 within other current assets. Based on our net asset or liability positions with individual counterparties, in the event of default and immediate net settlement of all of our open positions, as of March 31, 2014, our counterparties would owe us a total of $33 million, and as of December 31, 2013, our counterparties would owe us a total of $7 million.

Level 2 financial assets and liabilities consist primarily of over-the-counter (“OTC”) currency exchange forwards, options and swaps; commodity forwards and options; and interest rate swaps. Our currency exchange contracts are valued using an income approach based on observable market forward rates less the contract rate multiplied by the notional amount. Commodity derivatives are valued using an income approach based on the observable market commodity index prices less the contract rate multiplied by the notional amount or based on pricing models that rely on market observable inputs such as commodity prices. Our calculation of the fair value of interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the observable market interest rate curve. Our calculation of the fair value of financial instruments takes into consideration the risk of nonperformance, including counterparty credit risk. Our OTC derivative transactions are governed by International Swap Dealers Association (“ISDA”) agreements and other standard industry contracts. Under these agreements, we do not post nor require collateral from our counterparties. The majority of our commodity OTC derivatives do not have a legal right of set-off. In connection with our OTC derivatives that could be net-settled in the event of default, assuming all parties were to fail to comply with the terms of the agreements, for derivatives we have in a net liability position, we would owe $51 million as of March 31, 2014 and $47 million as of December 31, 2013, and for derivatives we have in a net asset position, our counterparties would owe us a total of $239 million as of March 31, 2014 and $349 million as of December 31, 2013. We manage the credit risk in connection with these and all our derivatives by entering into transactions with counterparties with investment grade credit ratings, limiting the amount of exposure with each counterparty and monitoring the financial condition of our counterparties.

Derivative Volume:

The net notional values of our derivative instruments as of March 31, 2014 and December 31, 2013 were:

	Notional Amount
	March 31,	December 31,
	2014	2013
	(in millions)

Foreign exchange contracts:
Intercompany loans and forecasted interest payments	$4,317	$4,369
Forecasted transactions	2,205	2,565
Commodity contracts	796	805
Interest rate contracts	2,278	2,273
Net investment hedge – euro notes	4,475	4,466
Net investment hedge – pound sterling notes	1,083	1,076

Cash Flow Hedges:

Cash flow hedge activity, net of taxes, within accumulated other comprehensive earnings / (losses) included:

	For the Three Months Ended
	March 31,
	2014	2013
	(in millions)

Accumulated gain / (loss) at beginning of period	$117	$(38)
Transfer of realized losses / (gains) in fair value to earnings	(1)	17
Unrealized gain / (loss) in fair value	(34)	21

Accumulated gain / (loss) at March 31	$82	$—

After-tax gains / (losses) reclassified from accumulated other comprehensive earnings / (losses) into net earnings were:

	For the Three Months Ended
	March 31,
	2014	2013
	(in millions)

Foreign exchange contracts – forecasted transactions	$(2)	$(8)
Commodity contracts	5	(9)
Interest rate contracts	(2)	—

Total	$1	$(17)

After-tax gains / (losses) recognized in other comprehensive earnings / (losses) were:

	For the Three Months Ended
	March 31,
	2014	2013
	(in millions)

Foreign exchange contracts – forecasted transactions	$2	$6
Commodity contracts	11	(4)
Interest rate contracts	(47)	19

Total	$(34)	$21

Cash flow hedge ineffectiveness and amounts excluded from effectiveness testing were not material for all periods presented.

We record pre-tax (i) gains or losses reclassified from accumulated other comprehensive earnings / (losses) into earnings, (ii) gains or losses on ineffectiveness, and (iii) gains or losses on amounts excluded from effectiveness testing in:

•	cost of sales for commodity contracts;
•	cost of sales for currency exchange contracts related to forecasted transactions; and

•	interest and other expense, net for interest rate contracts and currency exchange contracts related to intercompany loans.

Based on current market conditions, we would expect to transfer unrealized gains of $5 million (net of taxes) for commodity cash flow hedges, unrealized losses of $2 million (net of taxes) for currency cash flow hedges and unrealized losses of $1 million (net of taxes) for interest rate cash flow hedges to earnings during the next 12 months.

Hedge Coverage:

As of March 31, 2014, we hedged transactions forecasted to impact cash flows over the following periods:

•	commodity transactions for periods not exceeding the next 12 months;
•	interest rate transactions for periods not exceeding the next 31 years and 11 months; and
•	currency exchange transactions for periods not exceeding the next 9 months.

Economic Hedges:

Pre-tax gains / (losses) recorded in net earnings for economic hedges which are not designated as hedging instruments were:

			Location of
	For the Three Months Ended		Gain / (Loss)
	March 31,		Recognized
	2014	2013	in Earnings
	(in millions)

Foreign exchange contracts:
Intercompany loans and forecasted interest payments	$(2)	$20	Interest expense
Forecasted purchases	(10)	(12)	Cost of sales
Forecasted transactions	(5)	–	Interest expense
Forecasted transactions	(1)	(1)	Selling, general and administrative expenses
Interest rate contracts	–	(2)	Interest expense
Commodity contracts	38	17	Cost of sales

Total	$20	$22

Hedges of Net Investments in International Operations:

After-tax gains / (losses) related to hedges of net investments in international operations in the form of euro and pound sterling-denominated debt were:

	For the Three Months Ended		Location of Gain / (Loss) Recognized in AOCI
	March 31,
	2014	2013
	(in millions)

Euro notes	$(5)	$20	Currency Translation
Pound sterling notes	(4)	44	Adjustment

Note 10. Benefit Plans

Pension Plans

Components of Net Periodic Pension Cost:

Net periodic pension cost for the three months ended March 31, 2014 and 2013 consisted of:

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended		For the Three Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
	(in millions)

Service cost	$15	$17	$44	$43
Interest cost	17	15	97	89
Expected return on plan assets	(20)	(17)	(123)	(108)
Amortization:
Net loss from experience differences	8	14	27	35
Prior service cost	–	1	–	–
Settlement losses	2	3	5	–

Net periodic pension cost	$22	$33	$50	$59

Employer Contributions:

We make contributions to our U.S. and non-U.S. pension plans primarily to the extent that they are tax deductible and do not generate an excise tax liability. During the three months ended March 31, 2014, we contributed $2 million to our U.S. plans and $137 million to our non-U.S. plans. Based on current tax law, we plan to make further contributions of approximately $8 million to our U.S. plans and approximately $172 million to our non-U.S. plans during the remainder of 2014. However, our actual contributions may differ due to many factors, including changes in tax and other benefit laws or significant differences between expected and actual pension asset performance or interest rates.

Postretirement Benefit Plans

Net postretirement health care costs during the three months ended March 31, 2014 and 2013 consisted of:

	For the Three Months Ended
	March 31,
	2014	2013
	(in millions)

Service cost	$3	$4
Interest cost	5	5
Amortization:
Net loss from experience differences	2	3
Prior service credit	(3)	(3)

Net postretirement health care costs	$7	$9

Postemployment Benefit Plans

Net postemployment costs during the three months ended March 31, 2014 and 2013 consisted of:

	For the Three Months Ended
	March 31,
	2014	2013
	(in millions)

Service cost	$2	$2
Interest cost	2	1

Net postemployment costs	$4	$3

Note 11.  Stock Plans

Stock Options:

In February 2014, as part of our annual equity program, we granted 9.9 million stock options to eligible employees at an exercise price of $34.17 per share. During the three months ended March 31, 2014, we granted 0.1 million of additional stock options with a weighted-average exercise price of $34.44 per share. In total, 10.0 million stock options were granted with a weighted-average exercise price of $34.17 per share. During the three months ended March 31, 2014, 2.5 million stock options, with an intrinsic value of $33.1 million, were exercised.

Restricted and Deferred Stock:

In January 2014, in connection with our long-term incentive plan, we granted 1.2 million shares of restricted and deferred stock at a market value of $34.97 per share. In February 2014, as part of our annual equity program, we granted 2.0 million shares of restricted and deferred stock to eligible employees at a market value of $34.17 per share. During the three months ended March 31, 2014, we issued 0.6 million of additional restricted and deferred shares with a weighted-average market value of $31.63 per share. The majority of these shares related to long-term incentive plan grants made in 2011 that vested during the first quarter of 2014. In total, 3.8 million restricted and deferred shares were issued with a weighted-average market value of $34.00 per share. During the three months ended March 31, 2014, 3.8 million shares of restricted and deferred stock vested with a market value on the vesting date of $131.4 million.

Share Repurchase Program:

During 2013, our Board of Directors authorized the repurchase of $7.7 billion of our Common Stock through December 31, 2016. Repurchases under the program are determined by management and are wholly discretionary. During the three months ended March 31, 2014, we repurchased 14.4 million shares of Common Stock at an average cost of $34.20 per share, or an aggregate cost of $492 million, of which $468 million was paid during the quarter. All share repurchases were funded through available cash and commercial paper issuances. As of March 31, 2014, we have $4.5 billion in remaining share repurchase capacity.

In December 2013, we initiated an accelerated share repurchase (“ASR”) program. On December 3, 2013, we paid $1.7 billion and received an initial delivery of 44.8 million shares of Common Stock valued at $1.5 billion. We increased treasury stock by $1.5 billion, and the remaining $0.2 billion was recorded against additional paid in capital until the final share repurchases are settled by the end of the second quarter of 2014. The total aggregate number of shares to be repurchased through the ASR program will be determined based on the volume-weighted average price of our Common Stock during the purchase period less a fixed per share discount.

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

On February 28, 2013, Cadbury India Limited (now known as Mondelez India Foods Limited), a subsidiary of Mondelēz International, and other parties received a show cause notice from the Indian Department of Central Excise Authority (the “Excise Authority”). The notice calls upon the parties to demonstrate why the Excise Authority should not collect approximately $46 million of unpaid excise tax as well as approximately $46 million of penalties and interest related to production at the same Indian facility. Subsequently, the Excise Authority issued another show cause notice, dated March 3, 2014, on the same issue but covering the period February to December 2013, thereby adding approximately $20 million of unpaid excise tax as well as approximately $20 million of penalties and interest to the amount claimed by the Excise Authority. The latest notice includes an accruing claim for excise as finished products leave the facility on an ongoing basis. We believe that our decision to claim the excise tax benefit is valid and we are contesting the show cause notices through the administrative and judicial process.

In April 2013, the staff of the Commodity Futures Trading Commission (“CFTC”) advised us and Kraft Foods Group that it was investigating activities related to the trading of December 2011 wheat futures contracts that occurred prior to the Spin-Off of Kraft Foods Group. We are cooperating with the staff in its investigation. In March 2014, the staff advised us that they are prepared to recommend that the CFTC consider commencing a formal action. We are seeking to resolve this matter prior to any formal action being taken. It is not possible to predict the outcome of this matter; however, based on our Separation and Distribution Agreement with Kraft Foods Group dated as of September 27, 2012, we expect to predominantly bear any monetary penalties or other payments that the CFTC may impose.

While we cannot predict with certainty the results of Legal Matters in which we are currently involved, we do not expect that the ultimate costs to resolve any of these Legal Matters, individually or in the aggregate, will have a material effect on our financial results.

Third-Party Guarantees:

We enter into third-party guarantees primarily to cover the long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At March 31, 2014, we had no material third-party guarantees recorded on our condensed consolidated balance sheet.

Note 13.  Reclassifications from Accumulated Other Comprehensive Income

The components of accumulated other comprehensive earnings / (losses) attributable to Mondelēz International were:

	Mondelēz International Shareholders’ Equity
	Currency Translation Adjustments	Pension and Other Benefits	Derivatives Accounted for as Hedges	Total
	(in millions)

Balances at January 1, 2014	$(1,414)	$(1,592)	$117	$(2,889)
Other comprehensive earnings / (losses), before reclassifications:
Currency translation adjustment(1)	(225)	8	–	(217)
Pension and other benefits	–	6	–	6
Derivatives accounted for as hedges	(15)	–	(56)	(71)
Losses / (gains) reclassified into net earnings	–	41	(2)	39
Tax (expense) / benefit	6	(13)	23	16

Total other comprehensive earnings / (losses)				(227)

Balances at March 31, 2014	$(1,648)	$(1,550)	$82	$(3,116)

(1)	The condensed consolidated statement of other comprehensive earnings for the three months ended March 31, 2014 includes $(1) million of currency translation adjustment attributable to noncontrolling interests.

Amounts reclassified from accumulated other comprehensive earnings / (losses) during the three months ended March 31, 2014 and their locations in the condensed consolidated financial statements were as follows:

	For the Three	Location of
	Months Ended	Gain / (Loss)
	March 31,	Recognized
	2014	in Net Earnings
	(in millions)

Pension and other benefits:
Reclassification of losses / (gains) into net earnings:
Amortization of experience losses and prior service costs(1)	$34
Settlement losses(1)	7
Tax impact	(13)	Provision for income taxes
Derivatives accounted for as hedges:
Reclassification of losses / (gains) into net earnings:
Foreign exchange contracts – forecasted transactions	2	Cost of sales
Commodity contracts	(7)	Cost of sales
Interest rate contracts	3	Interest and other expense, net
Tax impact	–	Provision for income taxes

Total reclassifications into net earnings, net of tax	26

(1)	These items are included in the components of net periodic benefit costs disclosed in Note 10, Benefit Plans.

Note 14.  Income Taxes

See Note 1, Basis of Presentation – Revision of Financial Statements, for information related to the revision of income taxes in 2013.

Based on current tax laws, our estimated effective tax rate for 2014 is 20.1%, reflecting favorable impacts from the mix of pre-tax income in various non-U.S. tax jurisdictions, partially offset by the impact of the nondeductible loss due to the remeasurement of our Venezuelan net monetary assets. Our first quarter effective tax rate of (22.0)% was due to net tax benefits from discrete one-time events and lower pre-tax income due to the tender-related loss on debt extinguishment and the remeasurement of the Venezuela net monetary assets. Of the discrete net tax benefits of $52 million in the quarter, $51 million related to favorable tax audit settlements and expirations of statutes of limitations in several jurisdictions.

As of the first quarter of 2013, our estimated effective tax rate for 2013 was 20.0%, which reflected favorable impacts from the mix of pre-tax income in various non-U.S. tax jurisdictions. Our 2013 first quarter effective tax rate of 2.3% was favorably impacted by net tax benefits from discrete one-time events. Of the discrete net tax benefits of $94 million in the quarter, $78 million related to favorable tax audit settlements and expirations of the statutes of limitations in several jurisdictions.

Note 15.  Earnings Per Share

Basic and diluted earnings per share (“EPS”) were calculated using the following:

	For the Three Months Ended
	March 31,
	2014	2013
	(in millions, except per share data)

Net earnings	$150	$542
Noncontrolling interest	(13)	6

Net earnings attributable to Mondelēz International	$163	$536

Weighted-average shares for basic EPS	1,704	1,784
Plus incremental shares from assumed conversions of stock options and long-term incentive plan shares	18	14

Weighted-average shares for diluted EPS	1,722	1,798

Basic earnings per share attributable to Mondelēz International	$0.10	$0.30
Diluted earnings per share attributable to Mondelēz International	$0.09	$0.30

We exclude antidilutive Mondelēz International stock options from our calculation of weighted-average shares for diluted EPS. We excluded 4.7 million antidilutive options for the three months ended March 31, 2014 and 10.5 million antidilutive options for the three months ended March 31, 2013. We also evaluated the ASR agreement for the potential dilutive effects of any shares remaining to be received upon final ASR settlement. We determined that the additional shares would be anti-dilutive and therefore were not included in our EPS calculation for the three months ended March 31, 2014.

Note 16.  Segment Reporting

Our operations, management structure and segments are organized into five reportable operating segments:

•	Latin America
•	Asia Pacific
•	EEMEA
•	Europe
•	North America

We manage the operations within Latin America, Asia Pacific and EEMEA by location and Europe and North America by product category.

We use segment operating income to evaluate segment performance and allocate resources. We believe it is appropriate to disclose this measure to help investors analyze segment performance and trends. Segment operating income excludes unrealized gains and losses on hedging activities (which are a component of cost of sales), general corporate expenses (which are a component of selling, general and administrative expenses), amortization of intangibles, gains and losses on divestitures and acquisitions and acquisition-related costs (which are a component of selling, general and administrative expenses) in all periods presented. We exclude these items from segment operating income in order to provide better transparency of our segment operating results. Furthermore, we centrally manage interest and other expense, net. Accordingly, we do not present these items by segment because they are excluded from the segment profitability measure that management reviews.

Our segment net revenues and earnings were:

	For the Three Months Ended March 31,
	2014	2013
	(in millions)
Net revenues:
Latin America	$1,356	$1,398
Asia Pacific	1,223	1,367
EEMEA	838	863
Europe	3,557	3,458
North America	1,667	1,658

Net revenues	$8,641	$8,744

Earnings before income taxes:
Operating income:
Latin America	$44	$92
Asia Pacific	188	189
EEMEA	64	61
Europe	463	406
North America	203	170
Unrealized gains / (losses) on hedging activities	7	19
General corporate expenses	(72)	(69)
Amortization of intangibles	(54)	(54)
Gain on acquisition	–	22
Acquisition-related costs	–	(2)

Operating income	843	834
Interest and other expense, net	720	279

Earnings before income taxes	$123	$555

Items impacting our segment operating results are discussed in Note 1, Basis of Presentation, including the Venezuelan currency remeasurements, Note 2, Divestitures and Acquisition, Note 6, 2012-2014 Restructuring Program, and Note 7, Integration Program.

Net revenues by consumer sector were:

	For the Three Months Ended March 31, 2014
	Latin	Asia			North
	America	Pacific	EEMEA	Europe	America	Total
	(in millions)

Biscuits	$327	$331	$147	$736	$1,327	$2,868
Chocolate	324	418	243	1,477	63	2,525
Gum & Candy	286	206	147	223	263	1,125
Beverages	255	122	228	777	–	1,382
Cheese & Grocery	164	146	73	344	14	741

Total net revenues	$1,356	$1,223	$838	$3,557	$1,667	$8,641

	For the Three Months Ended March 31, 2013
	Latin	Asia			North
	America	Pacific	EEMEA	Europe	America	Total
	(in millions)

Biscuits	$290	$388	$151	$701	$1,293	$2,823
Chocolate	378	449	272	1,394	73	2,566
Gum & Candy	333	222	155	229	278	1,217
Beverages	243	127	236	805	–	1,411
Cheese & Grocery	154	181	49	329	14	727

Total net revenues	$1,398	$1,367	$863	$3,458	$1,658	$8,744

Note 17.  Subsequent Events

Planned Coffee Business Transactions:

On May 7, 2014, we announced that we have entered into an agreement to combine our wholly owned coffee portfolio (outside of France) with D.E Master Blenders 1753 B.V. In conjunction with this transaction, Acorn Holdings B.V. (“AHBV”), owner of D.E Master Blenders 1753, has made a binding offer to receive our coffee business in France. The parties have also invited Mondelēz International’s partners in certain joint ventures to join the new company. The transactions remain subject to regulatory approvals and the completion of employee information and consultation requirements.

Upon completion of all proposed transactions, we will receive after-tax cash proceeds of approximately $5 billion and a 49 percent equity interest in the new company, to be called Jacobs Douwe Egberts. AHBV will hold a majority share in the proposed combined company and will have a majority of the seats on the board, which will be chaired by current D.E Master Blenders 1753 Chairman Bart Becht. AHBV is owned by an investor group led by JAB Holding Company s.à r.l. We will have certain minority rights.

The transactions are expected to be completed in the course of 2015, subject to limited closing conditions, including regulatory approvals. During this time, we and D.E Master Blenders 1753 will undertake consultations with all Works Councils and employee representatives as required in connection with the transactions.

2014-2018 Restructuring Program:

On May 7, 2014, we also announced that our Board of Directors approved (1) a $3.5 billion restructuring program, comprised of approximately $2.5 billion in cash costs and $1 billion in non-cash costs and (2) up to $2.2 billion of capital expenditures. The $2.2 billion of capital expenditures to support the restructuring program are already included within our previous guidance of approximately 5 percent of net revenues for the next few years.

The restructuring program, which was approved on May 6, 2014, is intended to help us reduce operating costs to best-in-class levels. The restructuring program is intended primarily to cover severance as well as asset disposals and other manufacturing-related one-time costs. We expect the restructuring program to generate annualized savings of at least $1.5 billion by 2018. We expect to complete the program by year-end 2018.

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

Planned Coffee Business Transactions

On May 7, 2014, we announced that we have entered into an agreement to combine our wholly owned coffee portfolio (outside of France) with D.E Master Blenders 1753 B.V. In conjunction with this transaction, Acorn Holdings B.V. (“AHBV”), owner of D.E Master Blenders 1753, has made a binding offer to receive our coffee business in France. The parties have also invited Mondelēz International’s partners in certain joint ventures to join the new company. The transactions remain subject to regulatory approvals and the completion of employee information and consultation requirements.

Upon completion of all proposed transactions, we will receive after-tax cash proceeds of approximately $5 billion and a 49 percent equity interest in the new company, to be called Jacobs Douwe Egberts. AHBV will hold a majority share in the proposed combined company and will have a majority of the seats on the board, which will be chaired by current D.E Master Blenders 1753 Chairman Bart Becht. AHBV is owned by an investor group led by JAB Holding Company s.à r.l. We will have certain minority rights.

The transactions are expected to be completed in the course of 2015, subject to limited closing conditions, including regulatory approvals. During this time, we and D.E Master Blenders 1753 will undertake consultations with all Works Councils and employee representatives as required in connection with the transactions.

2014-2018 Restructuring Program

On May 7, 2014, we also announced that our Board of Directors approved (1) a $3.5 billion restructuring program, comprised of approximately $2.5 billion in cash costs and $1 billion in non-cash costs and (2) up to $2.2 billion of capital expenditures. The $2.2 billion of capital expenditures to support the restructuring program are already included within our previous guidance of approximately 5 percent of net revenues for the next few years.

The restructuring program, which was approved on May 6, 2014, is intended to help us reduce operating costs to best-in-class levels. The restructuring program is intended primarily to cover severance as well as asset disposals and other manufacturing-related one-time costs. We expect the restructuring program to generate annualized savings of at least $1.5 billion by 2018. We expect to complete the program by year-end 2018.

Revision of Financial Statements

In finalizing our 2013 results, we identified certain out-of-period, non-cash, income tax-related errors in prior interim and annual periods. These errors were not material to any previously reported financial results; however, we revised our 2013 interim and prior-year financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended December 31, 2013, to reflect these items in the appropriate periods. The impact of the revision to first quarter 2013 was a $32 million reduction of net earnings. For additional details of the adjustments, see Note 1, Basis of Presentation – Revision of Financial Statements. For additional information on the procedures and controls we are also implementing, see Item 4, Controls and Procedures. The following discussion and analysis relates to after-tax results that were revised for the prior-period presented.

Summary of Results and Other Highlights

•	Net revenues decreased 1.2% to $8.6 billion in the first quarter of 2014 as compared to the first quarter of 2013.

•

Organic Net Revenue increased 2.8% to $9.0 billion in the first quarter of 2014 as compared to the first quarter of 2013. Organic Net Revenue is a non-GAAP financial measure we use to evaluate our underlying results (see the definition of Organic Net Revenue and our reconciliation with net revenues within Non-GAAP Financial Measures appearing later in this section). Organic Net Revenue excludes the impact of currency, acquisitions and divestitures impacting the periods presented.

•

Diluted EPS attributable to Mondelēz International decreased 70.0% to $0.09 in the first quarter of 2014 as compared to the first quarter of 2013. As further discussed below, a number of items affected the comparability of our results this quarter, including the impact of Venezuela currency exchange developments which resulted in currency remeasurement charges of $142 million in the first quarter of 2014 and $54 million in the first quarter of 2013. Also, in connection with the debt tender offer that we completed in February 2014, we recorded $494 million in debt extinguishment and related expenses.

•

Adjusted EPS increased 11.4% to $0.39 in the first quarter of 2014 as compared to the first quarter of 2013. On a constant currency basis, Adjusted EPS increased 17.1% to $0.41 in the first quarter of 2014. Adjusted EPS is a non-GAAP financial measure we use to evaluate our underlying results (see the definition of Adjusted EPS and our reconciliation with diluted EPS within Non-GAAP Financial Measures appearing later in this section). Adjusted EPS includes diluted EPS attributable to Mondelēz International and, for the periods presented, excludes the following items discussed below: Spin-Off Costs, 2012-2014 Restructuring Program costs, Integration Program costs and other acquisition integration costs, impact of net monetary asset remeasurements in Venezuela, a loss on debt extinguishment and related expenses and gain on acquisition, acquisition-related costs and net earnings from divestitures. We also evaluate Adjusted EPS on a constant currency basis as further noted in our discussion and analysis of historical results below.

•

As a result of recent Venezuelan currency exchange developments and the expected impact on our Venezuelan operations, we remeasured our Venezuelan bolivar-denominated net monetary assets as of March 31, 2014 from the official exchange rate of 6.30 bolivars to the U.S. dollar to the SICAD I exchange rate of 10.70 bolivars to the U.S. dollar. We recognized a $142 million currency remeasurement loss within selling, general & administrative expenses. In the three months ended March 31, 2013, we also recorded a $54 million currency remeasurement loss related to the devaluation of our net monetary assets in Venezuela at that time. The impact of the remeasurement, both in the current and prior year, is no longer included in our non-GAAP financial measures of Adjusted Operating Income and Adjusted EPS. We continue to monitor developments in the currency and actively manage our investment and exposures in Venezuela. If any of the rates, or application of the rates to our business, were to change, we would recognize additional currency losses or gains, which could be significant. Refer to Note 1, Basis of Presentation — Currency Translation and Highly Inflationary Accounting, for additional information.

•	On February 19, 2014, $500 million of our 6.75% U.S. dollar notes matured. The notes and accrued interest to date were paid with cash on hand and the issuance of commercial paper.

•

On February 6, 2014, we completed a cash tender offer and retired $1.6 billion of our outstanding higher coupon U.S. dollar debt. In connection with retiring this debt, during the first quarter of 2014, we recorded a $494 million loss on debt extinguishment and related expenses related to the amount we paid to retire the debt in excess of its carrying value and from recognizing unamortized discounts and deferred financing costs in earnings at the time of the debt extinguishment.

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

•

During 2013, our Board of Directors authorized the repurchase of $7.7 billion of our Common Stock through December 31, 2016 under a share repurchase program. During the first quarter of 2014, we repurchased $492 million, or 14.4 million shares, of Common Stock at an average cost of $34.20 per share. All share repurchases were funded through available cash and commercial paper issuances. As of March 31, 2014, we have $4.5 billion in remaining share repurchase capacity.

Financial Outlook

Our long-term financial targets include:

•	Organic Net Revenue growth at or above expected category growth
•	Adjusted Operating Income growth of high single-digits on a constant currency basis
•	Double-digit Adjusted EPS growth on a constant currency basis

Refer to Non-GAAP Financial Measures appearing later in this section for more information on these measures.

Over the last two quarters, growth in the global food categories in which we sell our products has slowed to approximately 3 percent, due largely to weakness in emerging markets and lower coffee prices. We expect these trends to continue in the second quarter of 2014, likely resulting in revenue growth similar to the first quarter of 2014. We anticipate that the challenging environment in emerging markets will continue and that we may realize some disruptions as we implement our strategic initiatives. As a result, we expect revenue growth to improve modestly in the second half of 2014.

In 2014, we expect Organic Net Revenue growth to be in line with global category growth of approximately 3 percent. We also continue to expect low double-digit growth in Adjusted Operating Income at constant currency. We anticipate this increase will result in an Adjusted Operating Income margin in the high 12 percent range and will be the primary lever in delivering Adjusted EPS of $1.73 to $1.78, up double digits on a constant currency basis. Our 2014 Adjusted EPS outlook reflects constant currency at average 2013 currency rates.

Discussion and Analysis

Items Affecting Comparability of Financial Results

Remeasurement of Venezuelan Net Monetary Assets

As a result of recent Venezuelan currency exchange developments and the expected impact on our Venezuelan operations, as of March 31, 2014, we remeasured our Venezuelan bolivar-denominated net monetary assets from the official exchange rate of 6.30 bolivars to the U.S. dollar to the SICAD I exchange rate of 10.70 bolivars to the U.S. dollar. We recognized a $142 million currency remeasurement loss within selling, general & administrative expenses. In the three months ended March 31, 2013, we also recorded a $54 million currency remeasurement loss related to the devaluation of our net monetary assets in Venezuela at that time. The impact of the remeasurement, both in the current and prior year, is no longer included in our non-GAAP financial measures of Adjusted Operating Income and Adjusted EPS. As of March 31, 2014, our remaining bolivar-denominated net monetary assets were $198 million. In the first quarter of 2014, our Venezuela net revenues, translated at the 6.30 official rate prior to the remeasurement, were $237 million, or 2.7% of consolidated net revenues. If any of the rates, or application of the rates to our business, were to change, we would recognize additional currency losses or gains, which could be significant. Refer to Note 1, Basis of Presentation — Currency Translation and Highly Inflationary Accounting, for additional information.

Tender Offer and Debt Issuance

On February 6, 2014, we completed a cash tender offer and retired $1.6 billion of our outstanding higher coupon U.S. dollar debt. We recorded a $494 million loss on debt extinguishment and related expenses related to the amount we paid to retire the debt in excess of its carrying value and from recognizing unamortized discounts and deferred financing costs in earnings at the time of the debt extinguishment. See Note 8, Debt, for additional information.

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

Our weighted-average interest rate on our total debt was 4.14% as of March 31, 2014, following the completion of the February 6, 2014 tender offer and retirement of $1.6 billion of our long-term debt and January 16, 2014 $3.0 billion note issuance. Our weighted-average interest rate on our total debt as of December 31, 2013 was 4.8%, down from 5.8% as of December 31, 2012.

2012-2014 Restructuring Program

In 2012, our Board of Directors approved $1.5 billion of restructuring and related implementation costs (“2012-2014 Restructuring Program”) reflecting primarily severance, asset disposals and other manufacturing-related one-time costs. The primary objective of the restructuring and implementation activities was to ensure that Mondelēz International and Kraft Foods Group, Inc. (“Kraft Foods Group”) were each set up to operate efficiently and execute on our respective business strategies upon separation and in the future.

Of the $1.5 billion of 2012-2014 Restructuring Program costs, we retained approximately $925 million and Kraft Foods Group retained the balance of the program. Since inception, we have incurred $506 million of our estimated $925 million total 2012-2014 Restructuring Program charges.

We recorded restructuring charges of $42 million in the three months ended March 31, 2014 and $40 million in the three months ended March 31, 2013 within asset impairment and exit costs. We also incurred implementation costs of $24 million for the three months ended March 31, 2014 and $4 million for the three months ended March 31, 2013, which were recorded within cost of sales and selling, general and administrative expenses. See Note 6, 2012-2014 Restructuring Program, for additional information.

Integration Program

As a result of our combination with Cadbury Limited (formerly, Cadbury Plc or “Cadbury”) in 2010, we launched an integration program (the “Integration Program”) to combine the Cadbury operations with our operations and realize expected annual cost savings of approximately $750 million by the end of 2013 and revenue synergies from investments in distribution, marketing and product development. We achieved cost savings of approximately $800 million in 2012, a year ahead of schedule, and achieved our planned revenue synergies in 2013. Through the end of 2013, we incurred total integration charges of approximately $1.5 billion and completed incurring planned charges on the Integration Program.

During the three months ended March 31, 2014, we recorded a reversal of Integration Program charges of $2 million related to accruals no longer required. During the three months ended March 31, 2013, we recorded Integration Program charges of $21 million in selling, general and administrative expenses within our Europe, Asia Pacific, Latin America and EEMEA segments. At March 31, 2014, we had a remaining accrued liability of $106 million related to the Integration Program, of which $67 million was recorded within other current liabilities and $39 million, primarily related to leased facilities no longer in use, was recorded within other long-term liabilities. See Note 7, Integration Program, for additional information.

Spin-Off Costs following Kraft Foods Group Divestiture

On October 1, 2012, we completed the Spin-Off of our North American grocery business, Kraft Foods Group, to our shareholders (the “Spin-Off”). Following the Spin-Off, Kraft Foods Group is an independent public company and we do not beneficially own any shares of Kraft Foods Group common stock. We continue to incur primarily Spin-Off transition costs, and historically we have incurred Spin-Off transaction, transition and financing and related costs (“Spin-Off Costs”) in our operating results. We recorded $3 million of pre-tax Spin-Off Costs in the three months ended March 31, 2014 and $9 million in the three months ended March 31, 2013 within selling, general and administrative expenses. We expect to incur approximately $30 million of remaining Spin-Off Costs in 2014 related primarily to customer service and logistics, information systems and processes, as well as legal costs associated with revising intellectual property and other long-term agreements.

Acquisition

On February 22, 2013, we acquired the remaining interest in a biscuit operation in Morocco, which is now a wholly-owned subsidiary within our EEMEA segment. We paid net cash consideration of $119 million, consisting of a $155 million purchase price net of cash acquired of $36 million. During the three months ended March 31, 2013, we also recorded a pre-tax gain of $22 million related to the remeasurement of our previously-held equity interest in the operation to fair value in accordance with U.S. GAAP and acquisition costs of $7 million in selling, general and administrative expenses and interest and other expense, net. For the three months ended March 31, 2014, we recorded acquisition-related integration charges of $1 million within selling, general and administrative expenses.

Provision for Income Taxes

Our income tax provision could be significantly affected by a shift in pre-tax income between non-U.S. tax jurisdictions, from non-U.S. tax jurisdictions to the U.S. or by changes in non-U.S. or U.S. tax laws and regulations that apply to the earnings of subsidiaries outside of the United States as well as other factors. At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate reflects, among other items, our best estimate of operating results and foreign currency exchange rates. However, in arriving at this estimate, we do not include the estimated impact of discrete one-time events. Examples of items which are not included in the estimated annual effective tax rate include subsequent recognition, derecognition and measurement of tax positions taken in previous periods.

Based on current tax laws, our estimated effective tax rate for 2014 is 20.1%, reflecting favorable impacts from the mix of pre-tax income in various non-U.S. tax jurisdictions, partially offset by the impact of the nondeductible loss due to the remeasurement of our Venezuelan net monetary assets. Our first quarter effective tax rate of (22.0)% was due to net tax benefits from discrete one-time events lower pre-tax income due to the tender-related loss on debt extinguishment and the remeasurement of the Venezuela net monetary assets. Of the discrete net tax benefits of $52 million in the quarter, $51 million related to favorable tax audit settlements and expirations of statutes of limitations in several jurisdictions.

As of the first quarter of 2013, our estimated effective tax rate for 2013 was 20.0%, which reflected favorable impacts from the mix of pre-tax income in various non-U.S. tax jurisdictions. Our 2013 first quarter effective tax rate of 2.3% was favorably impacted by net tax benefits from discrete one-time events. Of the discrete net tax benefits of $94 million in the quarter, $78 million related to favorable tax audit settlements and expirations of the statutes of limitations in several jurisdictions.

Consolidated Results of Operations

The following discussion compares our consolidated results of operations for the three months ended March 31, 2014 and 2013.

Three Months Ended March 31:

	For the Three Months Ended
	March 31,
	2014	2013	$ change	% change
	(in millions, except per share data)

Net revenues	$8,641	$8,744	$(103)	(1.2%	)

Operating income	$843	$834	$9	1.1%

Net earnings attributable to Mondelēz International	$163	$536	$(373)	(69.6%	)

Diluted earnings per share attributable to Mondelēz International	$0.09	$0.30	$(0.21)	(70.0%	)

Net Revenues – Net revenues decreased $103 million (1.2%) to $8,641 million in the first quarter of 2014, and Organic Net Revenue (1) increased $241 million (2.8%) to $8,951 million. The changes in net revenues and Organic Net Revenue are detailed below:

Change in net revenues (by percentage point)
Higher net pricing	2.5	pp
Favorable volume/mix	0.3	pp

Total change in Organic Net Revenue (1)	2.8%
Unfavorable currency	(3.7	)pp
Impact of divestitures	(0.4	)pp
Impact of acquisition	0.1	pp

Total change in net revenues	(1.2)%

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.

Organic Net Revenue growth was driven by higher net pricing and favorable volume/mix. Higher net pricing in Latin America (primarily related to Venezuela, Argentina and Brazil), North America, EEMEA and Asia Pacific, was partially offset by lower net pricing in Europe due to lower coffee prices. Favorable volume/mix was driven primarily by higher shipments in North America, EEMEA and Europe. Unfavorable currency impacts decreased net revenues by $324 million, due primarily to the devaluation of the Venezuelan bolivar in February 2013 and the strength of the U.S. dollar relative to several foreign currencies, including the Brazilian real, Argentinean peso, Australian dollar, Russian ruble and Indian rupee, partially offset by the strength of the euro and British pound sterling relative to the U.S. dollar. The impact of divestitures completed in 2013 resulted in a year-over-year decrease in net revenues of $34 million. The acquisition of a biscuit operation in Morocco on February 22, 2013 added $14 million in incremental net revenues this quarter for the period prior to the anniversary date of the acquisition.

Operating Income – Operating income increased $9 million (1.1%) to $843 million in the first quarter of 2014, Adjusted Operating Income (1) increased $110 million (11.7%) to $1,053 million, and Adjusted Operating Income (on a constant currency basis) (1) increased $149 million (15.8%) to $1,092 million due to the following:

	Operating
	Income	Change
	(in millions)	(percentage point)

Operating Income for the Three Months Ended March 31, 2013	$834
Integration Program costs	21	2.5pp
Spin-Off Costs	9	1.1pp
2012-2014 Restructuring Program costs	44	5.2pp
Remeasurement of net monetary assets in Venezuela	54	6.2pp
Gain on acquisition	(22)	(2.6)pp
Acquisition-related costs	2	0.2pp
Operating income from divestitures	1	0.1pp

Adjusted Operating Income for the Three Months Ended March 31, 2013 (1)	$943
Higher net pricing	220	23.3pp
Higher input costs	(117)	(12.3)pp
Unfavorable volume/mix	(20)	(2.1)pp
Lower selling, general and administrative expenses	69	7.3pp
Change in unrealized gains/losses on hedging activities	(12)	(1.3)pp
Gain on sale of property in 2014	7	0.7pp
Impact from acquisition	3	0.3pp
Other, net	(1)	(0.1)pp

Total change in Adjusted Operating Income (constant currency) (1)	149	15.8%

Unfavorable currency—translation	(39)	(4.1)pp

Total change in Adjusted Operating Income (1)	110	11.7%

Adjusted Operating Income for the Three Months Ended March 31, 2014 (1)	$1,053
Integration Program and other acquisition integration costs	1	0.1pp
Spin-Off Costs	(3)	(0.3)pp
2012-2014 Restructuring Program costs	(66)	(7.1)pp
Remeasurement of net monetary assets in Venezuela	(142)	(16.0)pp

Operating Income for the Three Months Ended March 31, 2014	$843	1.1%

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.

During the quarter, higher net pricing outpaced increased input costs. Higher net pricing in Latin America, North America, EEMEA and Asia Pacific was partially offset by lower net pricing in Europe due to lower coffee pricing. The increase in input costs was driven by higher raw material costs, in part due to higher foreign exchange transaction costs on imported materials, partially offset by lower manufacturing costs. Unfavorable volume/mix was driven primarily by Asia Pacific and Latin America, partially offset by EEMEA, Europe and North America.

Total selling, general and administrative expenses decreased $67 million from the first quarter of 2013, due in part to a favorable currency impact, lower Integration Program costs, lower Spin-Off Costs, a gain on a sale of property in 2014 and a favorable impact from the absence of costs related to businesses divested in 2013, which were more than offset by the year-over-year negative impact from the devaluation of our net monetary assets in Venezuela in both 2014 and 2013, higher 2012-2014 Restructuring Program costs and the inclusion of expenses related to the acquired biscuit operations in Morocco. Excluding these factors, selling, general and administrative expenses decreased $69 million from the first quarter of 2013, driven primarily by lower advertising and consumer promotion costs and lower overhead costs. Advertising and consumer promotion costs were lower as we cycled significant one-time investments in the prior year, drove savings through consolidating media providers, reduced non-working media costs and gained efficiencies by shifting spending to lower-cost, digital media outlets. Overhead costs fell as a result of continued cost management efforts.

The change in unrealized gains / (losses) decreased operating income by $12 million for the first quarter of 2014. In the first quarter of 2014, we recorded a pre-tax gain of $7 million related to a property in Europe. The acquisition of a biscuit operation in Morocco on February 22, 2013 added $3 million in incremental operating income this quarter for the period prior to the anniversary date of the acquisition.

Unfavorable currency impacts decreased operating income by $39 million, due primarily to the devaluation of the Venezuelan bolivar in 2013 and the strength of the U.S. dollar relative to several foreign currencies, including the Brazilian real, Argentinean peso, Australian dollar and Russian ruble, partially offset by the strength of the euro and British pound sterling relative to the U.S. dollar.

Operating income margin increased from 9.5% in the first quarter of 2013 to 9.8% in the first quarter of 2014. Adjusted Operating Income margin increased from 10.8% in the first quarter of 2013 to 12.2% in the first quarter of 2014. The increase in Adjusted Operating Income margin was driven primarily by lower advertising and consumer promotion costs due to timing of prior-year investments and current year productivity initiatives and lower overhead costs from continued cost management efforts.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $163 million decreased by $373 million (69.6%) in the first quarter of 2014. Diluted EPS attributable to Mondelēz International was $0.09 in the first quarter of 2014, down $0.21 (70.0%) from the first quarter of 2013. Adjusted EPS (1) was $0.39 in the first quarter of 2014, up $0.04 (11.4%) from the first quarter of 2013. Adjusted EPS (on a constant currency basis) (1) was $0.41 in the first quarter of 2014, up $0.06 (17.1%) from the first quarter of 2013. These changes, shown net of tax below, were due to the following:

Diluted EPS

Diluted EPS Attributable to Mondelēz International for the Three Months Ended March 31, 2013	$0.30
Spin-Off Costs (2)	–
2012-2014 Restructuring Program costs	0.02
Integration Program costs	0.01
Remeasurement of net monetary assets in Venezuela	0.03
Gain on acquisition	(0.01)
Acquisition-related costs	–
Net earnings from divestitures	–

Adjusted EPS for the Three Months Ended March 31, 2013 (1)	$0.35
Increase in operations	0.08
Gain on sale of property in 2014	–
Change in unrealized gains / (losses) on hedging activities	–
Lower interest and other expense, net (3)	0.02
Changes in shares outstanding	0.02
Changes in income taxes	(0.06)

Adjusted EPS for the Three Months Ended March 31, 2014 (constant currency) (1)	$0.41
Unfavorable currency—translation	(0.02)

Adjusted EPS for the Three Months Ended March 31, 2014 (1)	$0.39
Spin-Off Costs (2)	–
2012-2014 Restructuring Program costs	(0.03)
Loss on debt extinguishment and related expenses (4)	(0.18)
Integration Program and other acquisition integration costs	–
Remeasurement of net monetary assets in Venezuela	(0.09)
Net earnings from divestitures	–

Diluted EPS Attributable to Mondelēz International for the Three Months Ended March 31, 2014	$0.09

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.
(2)	Spin-Off Costs include $3 million of pre-tax Spin-Off Costs in selling, general and administrative expense for the three months ended March 31, 2014 and $9 million of pre-tax Spin-Off Costs in selling, general and administrative expense for the three months ended March 31, 2013.
(3)	Excludes the favorable currency impact on interest expense related to our non-U.S. dollar denominated debt.
(4)	On February 6, 2014, we completed a cash tender offer and retired $1.56 billion of outstanding long term debt. We recorded a pre-tax loss on debt extinguishment and related expenses of $494 million ($306 million net of estimated taxes) within interest expense for the amount paid to retire the debt in excess of its carrying value and from recognizing unamortized discounts and deferred financing costs in earnings at the time of the debt extinguishment.

Results of Operations by Reportable Segment

Our operations, management structure and segments are organized into five reportable operating segments:

•	Latin America
•	Asia Pacific
•	EEMEA
•	Europe
•	North America

We manage the operations within Latin America, Asia Pacific and EEMEA by location and Europe and North America by product category.

The following discussion compares the net revenues and earnings of each of our reportable segments for the three months ended March 31, 2014 and 2013.

	For the Three Months Ended
	March 31,
	2014	2013
	(in millions)

Net revenues:
Latin America	$1,356	$1,398
Asia Pacific	1,223	1,367
EEMEA	838	863
Europe	3,557	3,458
North America	1,667	1,658

Net revenues	$8,641	$8,744

Earnings before income taxes:
Operating income:
Latin America	$44	$92
Asia Pacific	188	189
EEMEA	64	61
Europe	463	406
North America	203	170
Unrealized gains / (losses) on hedging activities	7	19
General corporate expenses	(72)	(69)
Amortization of intangibles	(54)	(54)
Gains on acquisition	–	22
Acquisition-related costs	–	(2)

Operating income	843	834
Interest and other expense, net	720	279

Earnings before income taxes	$123	$555

As discussed in Note 16, Segment Reporting, management uses segment operating income to evaluate segment performance and allocate resources. We believe it is appropriate to disclose this measure to help investors analyze segment performance and trends. Segment operating income excludes unrealized gains and losses on hedging activities (which are a component of cost of sales), general corporate expenses (which are a component of selling, general and administrative expenses), amortization of intangibles, gains and losses on divestitures and acquisitions and acquisition-related costs (which are a component of selling, general and administrative expenses) in all periods presented. We exclude these items from segment operating income in order to provide better transparency of our segment operating results. Furthermore, we centrally manage interest and other expense, net. Accordingly, we do not present these items by segment because they are excluded from the segment profitability measure that management reviews.

In connection with our 2012-2014 Restructuring Program, we recorded restructuring charges of $42 million for the three months ended March 31, 2014 and $40 million for the three months ended March 31, 2013 in operations, as a part of asset impairment and exit costs. We also recorded implementation costs of $24 million for the three months ended March 31, 2014 and $4 million for the three months ended March 31, 2013 in operations, as a part of cost of sales and selling, general and administrative expenses. These charges were recorded primarily within our Europe, North America and EEMEA segments.

During the three months ended March 31, 2014, we recorded a reversal of Integration Program charges of $2 million related to accruals no longer required. We recorded charges of $21 million during the three months ended March 31, 2013. At March 31, 2014, $67 million of our net Integration Program liability was recorded within other current liabilities and $39 million, primarily related to leased facilities no longer in use, was recorded within other long-term liabilities. We recorded charges in the Integration Program in operations, as a part of selling, general and administrative expenses primarily within our Europe, Asia Pacific, Latin America and EEMEA segments.

On February 8, 2013, the Venezuelan government announced the devaluation of the official Venezuelan bolivar exchange rate from 4.30 bolivars to 6.30 bolivars to the U.S. dollar and the elimination of the second-tier, government-regulated SITME exchange rate previously applied to value certain types of transactions. In connection with the announced changes, we recorded a $54 million currency remeasurement loss related to the devaluation of our net monetary assets in Venezuela within selling, general and administrative expenses in our Latin America segment during the three months ended March 31, 2013.

On January 24, 2014, the Venezuelan government announced the expansion of the auction-based currency transaction program referred to as SICAD and new profit margin controls. The application of the SICAD rate was extended to include foreign investments and significant operating activities, including contracts for leasing and services, use and exploitation of patents and trademarks, payments of royalties and contracts for technology import and technical assistance. As of March 31, 2014, the SICAD exchange rate was 10.70 bolivars to the U.S. dollar and availability of U.S. dollars at this rate has been limited. We continue to evaluate the announced profit margin controls and other related measures and will look to protect net revenues and profitability.

Additionally, on March 24, 2014, the Venezuelan government launched a new market-based currency exchange market, SICAD II. SICAD II may be used voluntarily to exchange bolivars into U.S. dollars. As of March 31, 2014, the SICAD II exchange rate was 50.85 bolivars to the U.S. dollar. There have been few market transactions to date and we continue to evaluate the new SICAD II market.

Our Venezuelan operations produce a wide range of biscuit, cheese and grocery, confectionery and beverage products. Based on the currency exchange developments this quarter, we have reviewed our domestic and international sourcing of goods and services and the exchange rates we believe will be applicable. We evaluated the level of primarily raw material imports that we believe would continue to be sourced in exchange for U.S. dollars converted at the official 6.30 exchange rate. Our remaining imported goods and services would primarily be valued at the SICAD exchange rate (now commonly referred to as SICAD I). Imports that do not currently qualify for either the official rate or SICAD I rate may be sourced at the SICAD II rate.

We believe the SICAD I rate is the most appropriate rate to use as it is most representative of the various exchange rates at which U.S. dollars are currently available to our entire Venezuelan business. While some of our net monetary assets or liabilities qualify for settlement at the official exchange rate, other operations do not, and we have utilized both the SICAD I and SICAD II auction processes. In addition, there is significant uncertainty about our ability to secure approval for transactions and the limited availability of U.S. dollars offered at the official rate. As such, we believe it is more economically representative to use the SICAD I rate than the official rate to value our net monetary assets and translate future operating results.

As such, as of March 31, 2014, we began to apply the SICAD I exchange rate to remeasure our bolivar-denominated net monetary assets, and we will begin to translate our Venezuelan operating results at the new rate in the second quarter of 2014. On March 31, 2014, we recognized a $142 million currency remeasurement loss within selling, general & administrative expenses of our Latin America segment as a result of revaluing our bolivar-denominated net monetary assets from the official exchange rate of 6.30 bolivars to the U.S. dollar to the SICAD I exchange rate of 10.70 bolivars to the U.S. dollar.

The following table sets forth net revenues (translated at the 6.30 official rate prior to the remeasurement) for the three months ended March 31, 2014, and cash, net monetary assets and net assets (after the remeasurement to the SICAD I rate of 10.70 bolivars to the U.S. dollar) of our Venezuelan subsidiaries as of March 31, 2014:

Venezuela operations	Three Months Ended March 31, 2014
Net Revenues	$237 million or 2.7% of consolidated net revenue

As of March 31, 2014
Cash	$236 million
Net Monetary Assets	$198 million
Net Assets	$466 million

The SICAD I and II rates are variable rates. Unlike the official rate that was devalued and fixed at 6.30 bolivars to the U.S. dollar, the SICAD I rate reflects currently offered rates based on recently cleared auction transactions, and the SICAD II rate reflects voluntary market-based currency exchange transactions cleared by the Central Bank of Venezuela. As such, these rates are expected to vary over time. If any of the rates, or application of the rates to our business, were to change, we would recognize additional currency losses or gains, which could be significant.

In light of the current difficult macroeconomic environment in Venezuela, we continue to monitor and actively manage our investment and exposures in Venezuela. We have taken protective measures against currency devaluation, such as converting monetary assets into non-monetary assets that we can use in our business. However, suitable protective measures have become less available and more expensive and may not be available to offset further currency devaluation that could occur.

On January 23, 2014, the Central Bank of Argentina adjusted its currency policy, removed its currency stabilization measures and allowed the Argentine peso exchange rate to float relative to the U.S. dollar. On that day, the value of the Argentine peso relative to the U.S. dollar fell by 15%, and from December 31, 2013 through March 31, 2014, the value of the peso declined 23%. Further volatility and declines in the exchange rate are expected. Based on the current state of Argentine currency rules and regulations, the business environment remains challenging; however, we do not expect the existing controls and restrictions to have a material adverse effect on our business, financial condition or results of operations. During the first quarter of 2014, our Argentinian operations contributed approximately $170 million, or 2.0% of consolidated net revenues. Argentina is not designated as a highly-inflationary economy at this time for accounting purposes, so we continue to record currency translation adjustments within equity and realized exchange gains and losses on transactions in earnings.

On February 22, 2013, we acquired the remaining interest in a biscuit operation in Morocco, which is now a wholly-owned subsidiary within our EEMEA segment. We paid net cash consideration of $119 million, consisting of a $155 million purchase price net of cash acquired of $36 million. During the three months ended March 31, 2013, we also recorded a pre-tax gain of $22 million related to the remeasurement of our previously-held equity interest in the operation to fair value in accordance with U.S. GAAP and acquisition costs of $7 million in selling, general and administrative expenses and interest and other expense, net. For the three months ended March 31, 2014, we recorded integration charges of $1 million within selling, general and administrative expenses.

Net changes in unrealized gains / (losses) relate to currency and commodity hedging activity and were $7 million for the three months ended March 31, 2014 and $19 million for the three months ended March 31, 2013. Once realized, the gains or losses are reclassified to segment operating income.

The $3 million increase in general corporate expenses in the three months ended March 31, 2014 was due primarily to higher corporate functions/project expenses partially offset by lower Spin-Off Costs. Corporate functions/project expenses increased $13 million from $53 million in the three months ended March 31, 2013 to $66 million in the three months ended March 31, 2014, driven primarily by increased expenses associated with cost management projects and charges associated with an unclaimed property liability and a legal matter. Spin-Off Costs decreased $6 million from $9 million in the three months ended March 31, 2013 to $3 million in the three months ended March 31, 2014.

The $441 million increase in interest and other expense, net in the three months ended March 31, 2014 was due to the $494 million loss on debt extinguishment and related expenses, partially offset by lower interest expense due to recently refinanced long-term debt.

Latin America

	For the Three Months Ended March 31,
	2014	2013	$ change	% change
		(in millions)

Net revenues	$1,356	$1,398	$(42)	(3.0%	)
Segment operating income	44	92	(48)	(52.2%	)

Net revenues decreased $42 million (3.0%), due to unfavorable currency (17.7 pp) and unfavorable volume/mix (1.4 pp), partially offset by higher net pricing (16.1 pp). Unfavorable currency impacts were due primarily to the Venezuelan bolivar devaluation in February 2013 and the strength of the U.S. dollar relative to the Brazilian real and Argentinean peso. Unfavorable volume/mix was driven primarily by Venezuela, Mexico and Argentina, partially offset by gains in Western Andean countries and Brazil (tempered by the impact of the later timing of Easter). Higher net pricing was reflected primarily in high inflation countries, Venezuela and Argentina, as well as in Brazil.

Segment operating income decreased $48 million (52.2%), due primarily to higher raw material costs, the year-over-year net impact from the remeasurment of net monetary assets in Venezuela, unfavorable currency and unfavorable volume/mix, partially offset by higher net pricing, lower manufacturing costs, lower advertising and consumer promotion costs and the absence of Integration Program costs in the first quarter of 2014.

Asia Pacific

	For the Three Months Ended March 31,
	2014	2013	$ change	% change
		(in millions)

Net revenues	$1,223	$1,367	$(144)	(10.5%	)
Segment operating income	188	189	(1)	(0.5%	)

Net revenues decreased $144 million (10.5%), due to unfavorable currency (7.8 pp) and unfavorable volume/mix (3.8 pp), partially offset by higher net pricing (1.1 pp). Unfavorable currency impacts were due primarily to the strength of the U.S. dollar relative to the Australian dollar and Indian rupee. Unfavorable volume/mix was driven primarily by China, Australia/New Zealand and Thailand, partially offset by gains in India. Higher net pricing was reflected across most of the segment, primarily in India and Indonesia.

Segment operating income decreased $1 million (0.5%), due primarily to higher raw material costs, unfavorable volume/mix and unfavorable currency, partially offset by lower manufacturing costs, lower other selling, general and administrative expenses, higher net pricing, lower advertising and consumer promotion costs and the absence of Integration Program costs in the first quarter of 2014.

EEMEA

	For the Three Months Ended March 31,
	2014	2013	$ change	% change
		(in millions)

Net revenues	$838	$863	$(25)	(2.9%	)
Segment operating income	64	61	3	4.9%

Net revenues decreased $25 million (2.9%), due to unfavorable currency (10.3 pp) and the impact of divestitures (2.2 pp), partially offset by favorable volume/mix (5.6 pp), higher net pricing (2.3 pp) and the impact of the February 2013 acquisition of a biscuit operation in Morocco (1.7 pp). Unfavorable currency impacts were due to the strength of the U.S. dollar relative to most currencies in the region, primarily the Russian ruble, South African rand, Turkish lira and Ukrainian hryvnya. Divestitures completed in 2013 resulted in a $19 million decline in net revenues. Favorable volume/mix was driven primarily by the Gulf Cooperation Council (GCC) countries and Russia. Higher net pricing was reflected across most of the segment, primarily in the GCC countries and Turkey. The acquisition of a biscuit operation in Morocco on February 22, 2013 added $14 million in incremental net revenues this quarter for the period prior to the anniversary date of the acquisition.

Segment operating income increased $3 million (4.9%), due primarily to favorable volume/mix, higher net pricing, lower manufacturing costs, lower advertising and consumer promotion costs and the impact of 2013 divestitures, partially offset by higher raw material costs, higher other selling, general and administrative expenses, unfavorable currency and higher 2012-2014 Restructuring Program costs.

Europe

	For the Three Months Ended March 31,
	2014	2013	$ change	% change
		(in millions)

Net revenues	$3,557	$3,458	$99	2.9%
Segment operating income	463	406	57	14.0%

Net revenues increased $99 million (2.9%), due to favorable currency (4.0 pp) and favorable volume/mix (0.9 pp), partially offset by lower pricing (1.9 pp) and the impact of divestitures (0.1 pp). Favorable currency impacts primarily reflected the strength of the euro and British pound sterling relative to the U.S. dollar. Favorable volume/mix, though tempered by the later timing of Easter, was driven by higher shipments in chocolate and coffee, partially offset by lower shipments in gum & candy and cheese & grocery. Lower net pricing in coffee reflected the pass-through of lower green coffee costs.

Segment operating income increased $57 million (14.0%), due primarily to lower manufacturing costs, lower other selling, general and administrative expenses (including a gain on a sale of property), favorable currency, favorable volume/mix, lower Integration Program costs (including the reversal of a prior-year accrual) and lower advertising and consumer promotion costs, partially offset by lower net pricing, higher 2012-2014 Restructuring Program costs and higher raw material costs (net of lower green coffee costs).

North America

	For the Three Months Ended March 31,
	2014	2013	$ change	% change
		(in millions)

Net revenues	$1,667	$1,658	$9	0.5%
Segment operating income	203	170	33	19.4%

Net revenues increased $9 million (0.5%), due to higher net pricing (1.5 pp) and favorable volume/mix (1.0 pp), partially offset by unfavorable currency (1.2 pp) and the impact of divestitures (0.8 pp). Higher net pricing was reflected primarily in biscuits, partially offset by lower net pricing in gum and chocolate. Favorable volume/mix was driven primarily by higher shipments in biscuits, partially offset by lower shipments in chocolate and gum.

Segment operating income increased $33 million (19.4%), due primarily to higher net pricing, lower advertising and consumer promotion costs, lower other selling, general and administrative expenses and lower raw material costs, partially offset by higher manufacturing costs, higher 2012-2014 Restructuring Program costs and the impact of divestitures.

Liquidity and Capital Resources

We believe that cash from operations, our $4.5 billion revolving credit facility (which supports our commercial paper program) and our authorized long-term financing will provide sufficient liquidity to meet our working capital needs, planned capital expenditures, future contractual obligations, share repurchases and payment of our anticipated quarterly dividends. We continue to maintain investment grade credit ratings on our debt. We continue to utilize our commercial paper program, primarily uncommitted international credit lines and long-term debt issuances, for regular funding requirements. We also use intercompany loans with our international subsidiaries to improve financial flexibility. Overall, we do not expect any negative effects to our funding sources that would have a material effect on our liquidity, including the indefinite reinvestment of our earnings outside of the United States. In Venezuela, we consider all undistributed earnings to be indefinitely reinvested and access to cash of $236 million in Venezuela to be limited due to the uncertain economic and political environment. We do not expect this limitation to have a material adverse effect on our liquidity. Refer to Note 1, Basis of Presentation — Currency Translation and Highly Inflationary Accounting, for additional information.

Net Cash Used In Operating Activities:

During the first quarter of 2014, net cash used in operating activities was $577 million, compared with $385 million used in the first quarter of 2013. The increase in cash used in operating activities primarily relates to higher income taxes paid than in the first quarter of 2013, higher inventory levels partially affected by a later Easter holiday in 2014 and increased payroll liabilities in our other current liabilities, partially offset by favorable accounts payable positions, lower interest payments and increased cash earnings.

Net Cash Used in Investing Activities:

During the first quarter of 2014, net cash used in investing activities was $317 million, compared with $298 million used in the first quarter of 2013. Net cash used in 2013 included cash paid in connection with the 2013 acquisition of a biscuit operation in Morocco and cash received from Kraft Foods Group related to the Spin-Off. The decrease in net cash used in investing activities was partially offset by an increase in capital expenditures.

Capital expenditures, which were funded by operating activities, were $326 million for the three months ended March 31, 2014 and $235 million for the three months ended March 31, 2013. The capital expenditures were made primarily to modernize manufacturing facilities and support new product and productivity initiatives. We expect 2014 capital expenditures to be up to $2.0 billion, including capital expenditures required for investments in systems and the 2012-2014 Restructuring Program. We expect to continue to fund these expenditures from operations.

Net Cash Provided by / Used in Financing Activities:

During the first quarter of 2014, net cash provided by financing activities was $679 million, compared with $993 million used in the first quarter of 2013. The change in cash flows from financing activities was primarily due to higher proceeds from long-term debt, net of repayments and higher proceeds from issuance of commercial paper to fund short-term working capital requirements, net of repayments. The change in cash flows from financing activity was partially offset by repurchases of Common Stock.

Borrowing Arrangements:

We maintain a revolving credit facility for general corporate purposes, including for working capital requirements and to support our commercial paper program. Our $4.5 billion five-year senior unsecured revolving credit facility expires on October 11, 2018. The revolving credit agreement includes a covenant that we maintain a minimum shareholders’ equity of at least $24.6 billion, excluding accumulated other comprehensive earnings / (losses) and the cumulative effects of any changes in accounting principles. At March 31, 2014, we met the covenant as our shareholders’ equity as defined by the covenant was $34.8 billion. The revolving credit agreement also contains customary representations, covenants and events of default. There are no credit rating triggers, provisions or other financial covenants that could require us to post collateral as security. As of March 31, 2014, no amounts were drawn on the credit facility.

Some of our international subsidiaries maintain primarily uncommitted credit lines to meet short-term working capital needs. Collectively, these credit lines amounted to $3.5 billion at March 31, 2014 and $2.4 billion at December 31, 2013. Borrowings on these lines amounted to $342 million at March 31, 2014 and $226 million at December 31, 2013.

Long-Term Debt:

We regularly evaluate our variable and fixed-rate debt and recently refinanced $6.4 billion of our long-term U.S. dollar-denominated debt for lower cost long-term Euro and U.S. dollar-denominated debt. We continue to use lower cost short and long-term debt to finance our ongoing working capital, capital and other investments, dividends and share repurchases. Our weighted-average interest rate on our debt as of December 31, 2013 was 4.8%, down from 5.8% as of December 31, 2012. Following the January 16, 2014 $3.0 billion note issuance and completion of the February 6, 2014 tender offer and retirement of $1.6 billion of our long-term debt, our weighted-average interest rate on our debt as of March 31, 2014 was 4.14%.

On February 19, 2014, $500 million of our 6.75% U.S. dollar notes matured. The notes and accrued interest to date were paid with cash on hand and issuance of commercial paper.

On February 6, 2014, we completed a cash tender offer and retired $1.56 billion of our long-term U.S. dollar debt consisting of:

•	$393 million of our 7.000% Notes due in August 2037
•	$382 million of our 6.875% Notes due in February 2038
•	$250 million of our 6.875% Notes due in January 2039
•	$535 million of our 6.500% Notes due in February 2040

We financed the repurchase of these notes, including the payment of accrued interest and other costs incurred, from net proceeds received from the $3.0 billion notes issuance on January 16, 2014. In connection with retiring this debt, during the first quarter of 2014, we recorded a $492 million loss on extinguishment of debt within interest expense related to the amount we paid to retire the debt in excess of its carrying value and from recognizing unamortized discounts and deferred financing costs in earnings at the time of the debt extinguishment. The loss on extinguishment is included in long-term debt repayments in the 2014 consolidated statement of cash flows. We also recognized $2 million in interest expense related to interest rate cash flow hedges that were deferred in accumulated other comprehensive losses and recognized into earnings over the life of the debt. Upon extinguishing the debt, the deferred cash flow hedge amounts were recorded in earnings.

On January 16, 2014, we issued $3.0 billion of U.S. dollar notes, consisting of:

•	$400 million of floating rate notes that bear interest at a rate equal to three-month LIBOR plus 0.52% and mature on February 1, 2019
•	$850 million of 2.250% fixed rate notes that mature on February 1, 2019
•	$1,750 million of 4.000% fixed rate notes that mature on February 1, 2024

We received net proceeds of $2,982 million that were used to fund the February 2014 tender offer, pay down commercial paper borrowings and for other general corporate purposes. We recorded approximately $18 million of discounts and deferred financing costs which will be amortized into interest expense over the life of the notes.

We expect to continue to comply with our long-term debt covenants. Refer to our Annual Report on Form 10-K for the year ended December 31, 2013 for further details of our debt covenants.

Total Debt:

Our total debt was $18.9 billion at March 31, 2014 and $17.1 billion at December 31, 2013. Our debt-to-capitalization ratio was 0.37 at March 31, 2014 and 0.35 at December 31, 2013. At March 31, 2014, the weighted-average term of our outstanding long-term debt was 8.1 years.

From time to time we refinance long-term and short-term debt. The nature and amount of our long-term and short-term debt and the proportionate amount of each varies as a result of future business requirements, market conditions and other factors. Generally, in the first and second quarters of the year, our working capital requirements grow, increasing the need for short-term financing. The third and fourth quarters of the year typically generate higher cash flows. As such, we may issue commercial paper or secure other forms of financing throughout the year to meet short-term working capital needs.

In February 2014, our Board of Directors approved a new $5 billion long-term financing authority that superseded the prior authority. All of the $5 billion long-term financing authority remains available as of March 31, 2014.

In the next 12 months, $1,670 million of long-term debt will mature as follows: $500 million in December 2014 and $1,170 million in March 2015. We expect to fund these repayments with cash from operations and the issuance of commercial paper or additional debt.

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

Significant cost items in biscuits, chocolate, gum, candy and many powdered beverage products are sugar and cocoa. We purchase sugar and cocoa on world markets, and the quality and availability of supply and changes in currencies affect the prices of these commodities. During the first quarter of 2014, cocoa bean and cocoa butter costs rose significantly due to growing demand for chocolate. Significant cost items in our biscuit products are grains (primarily wheat, corn and soybean oil). In recent years, grain costs have been affected largely by the burgeoning global demand for food, livestock feed and biofuels such as ethanol and biodiesel, as well as other factors such as weather. The most significant cost item in coffee products is green coffee beans, which we purchase on world markets as well as from local grower cooperatives. Green coffee bean prices are affected by the quality and availability of supply, changes in the value of the U.S. dollar in relation to other currencies and consumer demand for coffee products. During the first quarter of 2014, coffee bean costs began to rise, primarily due to the threat of reduced supply because of poor weather conditions in a few of the major coffee producing countries such as Brazil. Significant cost items in packaging include cardboards, resins and plastics, and our energy costs include natural gas, electricity and diesel fuel. We purchase these packaging and energy commodities on world markets and within the countries where we operate. Supply and changes in currencies affect the prices of these commodities.

During the three months ended March 31, 2014, the primary drivers of the increase in our aggregate commodity costs were increased cocoa, dairy, packaging and energy costs as well as higher currency-related costs on our commodity purchases. Our covered coffee bean costs were lower in the first quarter of 2014, which partially offset these increased aggregate commodity costs. We generally price to protect gross profit dollars. We address higher commodity costs and currency impacts primarily through higher pricing, hedging, and manufacturing and overhead cost control. In particular for the coffee category, we adjust our prices and pass through changes in green coffee costs, which affect our net revenues but generally do not affect our bottom-line profitability over time. Our pricing actions may lag commodity cost changes temporarily as competitive or market conditions, planned trade or promotional incentives, or other factors could affect the timing of pricing decisions. We expect price volatility and a slightly higher aggregate cost environment to continue over the remainder of 2014.

A number of external factors such as weather conditions, commodity market conditions, currency fluctuations and the effects of governmental agricultural programs affect the cost of raw materials and agricultural materials used in our products. We also use hedging techniques to limit the impact of fluctuations in the cost of our principal raw materials. However, we do not fully hedge against changes in commodity costs, and our hedging strategies may not protect us from increases in specific raw material costs. While the costs of our principal raw materials fluctuate, we believe there will continue to be an adequate supply of the raw materials we use and that they will generally remain available from numerous sources. However, any significant constraints in the supply of key commodities may limit our ability to grow our net revenues for a period of time.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

See Note 8, Debt, for information on debt transactions during the first quarter of 2014, including the February 19, 2014 repayment of $500 million of matured U.S. dollar notes, the February 6, 2014 completion of a cash tender offer and retirement of $1.6 billion of long-term U.S. dollar debt and the January 16, 2014 $3.0 billion U.S. dollar note issuance.

There were no other material changes to our off-balance sheet arrangements and aggregate contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013. We also do not expect a material change in the effect these arrangements and obligations will have on our liquidity. See Note 12, Commitments and Contingencies, for a discussion of guarantees.

Equity and Dividends

Stock Plans:

See Note 11, Stock Plans, for more information on our stock plans and award activity for the three months ended March 31, 2014.

Share Repurchases:

During 2013, our Board of Directors authorized the repurchase of $7.7 billion of our Common Stock through December 31, 2016. Repurchases under the program are determined by management and are wholly discretionary. During the three months ended March 31, 2014, we repurchased 14.4 million shares of Common Stock at an average cost of $34.20 per share, or an aggregate cost of $492 million, of which $468 million was paid during the quarter. All share repurchases were funded through available cash and commercial paper. As of March 31, 2014, we have $4.5 billion in remaining share repurchase capacity.

In December 2013, we initiated an accelerated share repurchase (“ASR”) program. On December 3, 2013, we paid $1.7 billion and received an initial delivery of 44.8 million shares of Common Stock valued at $1.5 billion. We increased treasury stock by $1.5 billion, and the remaining $0.2 billion was recorded against additional paid in capital until the final share repurchases are settled by the end of the second quarter of 2014. The total aggregate number of shares to be repurchased through the ASR program will be determined based on the volume-weighted average price of our Common Stock during the purchase period less a fixed per share discount.

We intend to continue to use a portion of our cash for share repurchases. The number of shares that we ultimately repurchase under our share repurchase program may vary depending on numerous factors, including share price and other market conditions, our ongoing capital allocation planning, levels of cash and debt balances, other demands for cash, such as acquisition activity, general economic or business conditions and board and management discretion. Additionally, our share repurchase activity during any particular period may fluctuate. We may accelerate, suspend, delay or discontinue our share repurchase program at any time, without notice.

Dividends:

We paid dividends of $238 million in the first quarter of 2014 and $232 million in the first quarter of 2013. On August 6, 2013, our Audit Committee, with authorization from our Board of Directors, raised our quarterly dividend to $0.14 per common share or $0.56 per common share on an annual basis. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.

Significant Accounting Estimates

We prepare our condensed consolidated financial statements in accordance with U.S. GAAP. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Our significant accounting policies are described in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013. Our significant accounting estimates are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2013. See Note 1, Basis of Presentation, for a discussion of the impact of new accounting standards. There were no changes in our accounting policies in the current period that had a material impact on our financial statements.

New Accounting Guidance

See Note 1, Basis of Presentation, for a discussion of new accounting guidance.

Contingencies

See Note 12, Commitments and Contingencies, and Part II, Item 1. Legal Proceedings for a discussion of contingencies.

Forward-Looking Statements

This report contains a number of forward-looking statements. Words, and variations of words, such as “will,” “may,” “expect,” “intend,” “plan,” “believe,” “anticipate,” “estimate,” “guidance,” “outlook” and similar expressions are intended to identify our forward-looking statements, including but not limited to those related to price volatility; the cost environment and measures to address increased costs; our future performance, including our future revenue growth, operating income, earnings per share and margins; growth in emerging markets; economic conditions; category growth; commodity prices and supply; currency exchange rates, controls and restrictions; our expansion plans; Spin-Off Costs; legal matters; 2012-2014 Restructuring Program costs; our entry into the planned coffee business transactions; the timeframe for completing the transactions; the cash proceeds and ownership interest to be received in the transactions; the costs of, cost savings generated by and completion of the restructuring program; our accounting estimates; the estimated value of goodwill and intangible assets; pension expenses, contributions and assumptions; planned efforts and outcome of remediation efforts related to income tax controls; our liquidity, funding sources and uses of funding; reinvestment of earnings; capital expenditures and funding; compliance with financial and long-term debt covenants; debt repayment and funding; our aggregate contractual obligations; dividends; our 2014 Outlook, in particular, 2014 Organic Net Revenue growth, Adjusted Operating Income growth, Adjusted Operating Income margin and Adjusted EPS; our share repurchase program; and our risk management program, including the use of financial instruments for hedging activities.

These forward-looking statements involve risks and uncertainties, many of which are beyond our control. Important factors that could cause actual results to differ materially from those in our forward-looking statements include, but are not limited to, risks from operating globally and in emerging markets; currency exchange rate fluctuations; continued volatility of commodity and other input costs; weakness in economic conditions; continued consumer weakness; pricing actions; increased competition; protection of our reputation and brand image, consolidation of large retail customers; changes in our supplier or customer base; our ability to innovate and differentiate our products; increased costs of sales; regulatory or legal changes, claims or actions; our ability to protect our intellectual property and intangible assets; a shift in our product mix to lower margin offerings; private label brands; strategic transactions; failing to successfully complete the planned coffee business transactions on the anticipated timeframe; the transactions and the restructuring program not yielding the anticipated benefits; changes in the assumptions on which the restructuring program is based; perceived or actual product quality issues or product recalls; unanticipated disruptions to our business; volatility of capital or other markets; pension costs; use of information technology; our workforce; a shift in our pre-tax income among jurisdictions, including the U.S.; and tax law changes. For additional information on these and other factors that could affect our forward-looking statements, see our risk factors, as they may be amended from time to time, set forth in our filings with the SEC, including our most recently filed Annual Report on Form 10-K. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this report.

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

Our non-GAAP financial measures reflect how we evaluate our current and prior-year operating results. As new events or circumstances arise, these definitions could change over time:

•

“Organic Net Revenue” is defined as net revenues excluding the impacts of acquisitions, divestitures (including businesses under sale agreements and exits of major product lines under a sale or licensing agreement), Integration Program costs, accounting calendar changes and currency rate fluctuations.

•

“Adjusted Operating Income” is defined as operating income excluding the impacts of Spin-Off Costs, pension costs related to the obligations transferred in the Spin-Off, the 2012-2014 Restructuring Program, the Integration Program and other acquisition integration costs, the remeasurement of net monetary assets in Venezuela, the benefit from the Cadbury acquisition-related indemnification resolution, gains / losses on divestitures or acquisitions, acquisition-related costs and the operating results of divestitures (including businesses under sale agreements and exits of major product lines under a sale or licensing agreement). We also evaluate growth in our Adjusted Operating Income on a constant currency basis.

•

“Adjusted EPS” is defined as diluted EPS attributable to Mondelēz International from continuing operations excluding the impacts of Spin-Off Costs, pension costs related to the obligations transferred in the Spin-Off, the 2012-2014 Restructuring Program, the Integration Program and other acquisition integration costs, the remeasurement of net monetary assets in Venezuela, the benefit from the Cadbury acquisition-related indemnification resolution, losses on debt extinguishment and related expenses, the residual tax benefit impact from the resolution of the Starbucks arbitration, gains / losses on divestitures and acquisitions, acquisition-related costs and net earnings from divestitures (including business under sale agreements and exits of major product lines under a sale or licensing agreement), and including an interest expense adjustment related to the Spin-Off transaction. We also evaluate growth in our Adjusted EPS on a constant currency basis.

We believe that the presentation of these non-GAAP financial measures, when considered together with our U.S. GAAP financial measures and the reconciliations to the corresponding U.S. GAAP financial measures, provides you with a more complete understanding of the factors and trends affecting our business than could be obtained absent these disclosures. Because non-GAAP financial measures may vary among other companies, the non-GAAP financial measures presented in this report may not be comparable to similarly titled measures used by other companies. Our use of these non-GAAP financial measures is not meant to be considered in isolation or as a substitute for any U.S. GAAP financial measure. A limitation of these non-GAAP financial measures is they exclude items detailed below which have an impact on our U.S. GAAP reported results. The best way this limitation can be addressed is by evaluating our non-GAAP financial measures in combination with our U.S. GAAP reported results and carefully evaluating the following tables that reconcile U.S. GAAP reported figures to the non-GAAP financial measures in this Form 10-Q. Because GAAP financial measures on a forward-looking basis are neither accessible nor deemed to be significantly different from the non-GAAP financial measures, and reconciling information is not available without unreasonable effort, we have not provided this information in connection with the non-GAAP financial measures in our Financial Outlook.

Organic Net Revenue

Using the definition of “Organic Net Revenue” above, the only adjustments made to “net revenues” (the most comparable U.S. GAAP financial measure) were to exclude the impact of currency, divestitures and an acquisition. We believe that Organic Net Revenue better reflects the underlying growth from the ongoing activities of our business and provides improved comparability of results.

	For the Three Months Ended March 31,
	2014	2013	$ Change	% Change
	(in millions)

Organic Net Revenue	$8,951	$8,710	$241	2.8%
Impact of currency	(324)	–	(324)	(3.7)pp
Impact of divestitures	–	34	(34)	(0.4)pp
Impact of acquisition	14	–	14	0.1pp

Net revenues	$8,641	$8,744	$(103)	(1.2)%

Adjusted Operating Income

Using the definition of “Adjusted Operating Income” above, the only adjustments made to “operating income” (the most comparable U.S. GAAP financial measure) were to exclude Spin-Off Costs, 2012-2014 Restructuring Program costs, the Integration Program and other acquisition integration costs, the remeasurement of net monetary assets in Venezuela, net gain on acquisition, acquisition-related costs and operating income from divestitures. We also evaluate Adjusted Operating Income on a constant currency basis. We believe these measures provide improved comparability of operating results.

	For the Three Months Ended March 31,
	2014	2013	$ Change	% Change
	(in millions)

Adjusted Operating Income (constant currency)	$1,092	$943	$149	15.8%
Impact of unfavorable currency	(39)	–	(39)	(4.1)pp

Adjusted Operating Income	$1,053	$943	$110	11.7%
Spin-Off Costs	(3)	(9)	6	0.8pp
2012-2014 Restructuring Program	(66)	(44)	(22)	(1.9)pp
Integration Program and other acquisition integration costs	1	(21)	22	2.6pp
Remeasurement of net monetary assets in Venezuela	(142)	(54)	(88)	(9.8)pp
Gain on acquisition	–	22	(22)	(2.6)pp
Acquisition-related costs	–	(2)	2	0.2pp
Operating income from divestitures	–	(1)	1	0.1pp

Operating income	$843	$834	$9	1.1%

Adjusted EPS

Using the definition of “Adjusted EPS” above, the only adjustments made to “diluted EPS attributable to Mondelēz International” (the most comparable U.S. GAAP financial measure) were to exclude Spin-Off Costs, 2012-2014 Restructuring Program costs, losses on debt extinguishment and related expenses, the Integration Program and other acquisition integration costs, the remeasurement of net monetary assets in Venezuela, gain on acquisition, acquisition-related costs and net earnings from divestitures. We also evaluate Adjusted EPS on a constant currency basis. We believe these measures provide improved comparability of operating results.

	For the Three Months Ended
	March 31,
	2014	2013	$ Change	% Change

Adjusted EPS (constant currency)	$0.41	$0.35	$0.06	17.1%
Impact of unfavorable currency	(0.02)	–	(0.02)

Adjusted EPS	$0.39	$0.35	$0.04	11.4%
Spin-Off Costs(1)	–	–	–
2012-2014 Restructuring Program	(0.03)	(0.02)	(0.01)
Loss on debt extinguishment and related expenses	(0.18)	–	(0.18)
Integration Program and other acquisition integration costs	–	(0.01)	0.01
Remeasurement of net monetary assets in Venezuela	(0.09)	(0.03)	(0.06)
Gain on acquisition	–	0.01	(0.01)
Acquisition-related costs	–	–	–
Net earnings from divestitures	–	–	–

Diluted EPS attributable to Mondelēz International	$0.09	$0.30	$(0.21)	(70.0)%

(1)	Spin-Off Costs include $3 million of pre-tax Spin-Off Costs in selling, general and administrative expense for the three months ended March 31, 2014 and $9 million of pre-tax Spin-Off Costs in selling, general and administrative expense for the three months ended March 31, 2013.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

As we operate globally, we use certain financial instruments to manage our currency exchange rate, commodity price and interest rate risks. We monitor and manage these exposures as part of our overall risk management program. Our risk management program focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. We maintain currency, commodity price and interest rate risk management policies that principally use derivative instruments to reduce significant, unanticipated earnings fluctuations that may arise from volatility in currency exchange rates, commodity prices and interest rates. We also sell commodity futures to unprice future purchase commitments, and we occasionally use related futures to cross-hedge a commodity exposure. We are not a party to leveraged derivatives and, by policy, do not use financial instruments for speculative purposes. There were no significant changes in the types of derivative instruments we use to hedge our exposures since December 31, 2013. Refer to Note 9, Financial Instruments, for additional information on our derivative activity during the first quarter of 2014 and the types of derivative instruments we use to hedge our currency exchange, commodity price and interest rate exposures, and refer to Note 1, Basis of Presentation—Currency Translation and Highly Inflationary Accounting, for additional information on recent currency exchange developments in Venezuela and Argentina and the impact on our financial condition and results of operations.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, together with our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities and Exchange Act of 1934, as amended, Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on their evaluation, the CEO and CFO concluded that, due to a material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2014.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As previously reported in our Annual Report on Form 10-K, as of December 31, 2013, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2013, because of the material weakness described in our Annual Report on Form 10-K. Specifically, we did not maintain effective monitoring and oversight of controls over the completeness, accuracy and presentation of our accounting for income taxes, including the income tax provision and related tax assets and liabilities. The underlying control deficiencies resulted in inconsistent reconciliation of account balances, errors in the calculation of certain deferred tax balances, inaccurate information used to assess uncertain tax positions and incorrect balance sheet classification of certain balances.

The errors arising from the control deficiencies were not material to the financial results reported in any interim or annual period. For additional details of the adjustments made related to the first quarter of 2013, see Note 1, Basis of Presentation—Revision of Financial Statements.

In light of the weakness in internal control over financial reporting, prior to filing this Quarterly Report on Form 10-Q, we completed substantive procedures, including validating, and in certain cases correcting, the completeness and accuracy of the underlying data used for accounting for income taxes. These additional procedures have allowed us to conclude that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

We are implementing the following specific controls to address the material weakness and to strengthen our overall internal control over accounting for income taxes:

•	implementing additional monitoring controls through increased documented senior management review,
•	performing incremental substantive testing at lower materiality levels,
•	enhancing the formality and rigor of reconciliation procedures, and
•	hiring additional personnel with accounting for income tax expertise.

We and our Board of Directors are committed to maintaining a strong internal control environment, and believe that these remediation efforts will represent significant improvements in our controls over the accounting for income taxes. Some of these controls will take time to be fully integrated and confirmed to be effective and sustainable. Additional controls may also be required over time. As such, the identified material weakness in internal control will not be considered fully addressed until the internal controls over the income tax process have been in operation for a sufficient period of time for our management to conclude that the material weakness has been fully remediated. We continue to work on implementing the new controls in order to make this final determination.

Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended March 31, 2014. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We routinely are involved in legal proceedings, claims and governmental inspections or investigations (“Legal Matters”) arising in the ordinary course of our business.

Information regarding Legal Matters is available in Note 12, Commitments and Contingencies, to the consolidated financial statements in this report.

While we cannot predict with certainty the results of any Legal Matters in which we are currently involved, we do not expect that the ultimate costs to resolve any of these Legal Matters, individually and in the aggregate, will have a material effect on our financial results.

Item 1A. Risk Factors.

There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows our share repurchase activity for each of the three months in the quarter ended March 31, 2014:

			Total Number of
	Total		Shares	Approximate Dollar Value
	Number	Average	Purchased as	of Shares That May Yet
	of Shares	Price Paid	Part of Publicly	Be Purchased Under
	Purchased(1)	per Share	Announced Program (2)	the Program (2)
January 1-31, 2014	4,906,668	$34.56	4,901,200	$4,791,197,858
February 1-28, 2014	5,669,570	33.69	4,569,700	$4,637,937,622
March 1-31, 2014	4,932,733	34.45	4,917,200	$4,468,531,887

For the Quarter Ended March 31, 2014	15,508,971	34.21	14,388,100

(1)	The total number of shares purchased includes: (i) shares purchased pursuant to the repurchase program described in footnote 2 below; and (ii) shares tendered to us by employees who used shares to exercise options and to pay the related taxes for grants of restricted and deferred stock that vested, totaling 5,468 shares, 1,099,870 shares and 15,533 shares for the fiscal months of January, February and March 2014, respectively.

(2)	During 2013, our Board of Directors authorized the repurchase of $7.7 billion of our Common Stock through December 31, 2016. On March 12, 2013, our Board of Directors authorized the repurchase of up to the lesser of 40 million shares or $1.2 billion of our Common Stock through March 12, 2016. On August 6, 2013, our Audit Committee, with authorization delegated from our Board of Directors, increased the repurchase program capacity to $6.0 billion of Common Stock repurchases and extended the expiration date to December 31, 2016. On December 3, 2013, our Board of Directors approved an increase of $1.7 billion to the program related to a new accelerated share repurchase program. See Note 11, Stock Plans.

Repurchases under the program are determined by management and are wholly discretionary. During the three months ended March 31, 2014, we repurchased 14.4 million shares of Common Stock at an average cost of $34.20 per share, or an aggregate cost of $492 million. All share repurchases were funded through available cash and commercial paper issuances. As of March 31, 2014, we have $4.5 billion in remaining share repurchase capacity.

Item 6. Exhibits.

Exhibit Number	Description

4.1	The Registrant agrees to furnish to the SEC upon request copies of any instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries that does not exceed 10 percent of the total assets of the Registrant and its consolidated subsidiaries.

4.2	Form of Indenture between Mondelēz International, Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (Reg. No. 333-194330) filed with the SEC on March 5, 2014).

11	Computation of Per Share Earnings.*

12	Computation of Ratios of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following materials from Mondelēz International’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

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

May 8, 2014