Form 10-Q
period 2014-06-30
Mondelez International, Inc.
filed 2014-08-08
CIK 1103982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

At July 31, 2014, there were 1,685,888,380 shares of the registrant’s Class A common stock outstanding.

Mondelēz International, Inc.

In this report, for all periods presented, “we,” “us,” “our,” “the Company” and “Mondelēz International” refer to Mondelēz International, Inc. and subsidiaries. References to “Common Stock” refer to our Class A common stock.

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of U.S. dollars, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net revenues	$8,436	$8,595	$17,077	$17,339
Cost of sales	5,331	5,364	10,768	10,866

Gross profit	3,105	3,231	6,309	6,473
Selling, general and administrative expenses	2,038	2,269	4,303	4,601
Asset impairment and exit costs	55	48	97	92
Gains on acquisition and divestitures, net	–	(6)	–	(28)
Amortization of intangibles	55	55	109	109

Operating income	957	865	1,800	1,699

Interest and other expense, net	224	235	944	514

Earnings before income taxes	733	630	856	1,185

Provision for income taxes	91	28	64	41

Net earnings	642	602	792	1,144

Noncontrolling interest	20	1	7	7

Net earnings attributable to Mondelēz International	$622	$601	$785	$1,137

Per share data:
Basic earnings per share attributable to Mondelēz International	$0.37	$0.34	$0.46	$0.64

Diluted earnings per share attributable to Mondelēz International	$0.36	$0.33	$0.46	$0.63

Dividends declared	$0.14	$0.13	$0.28	$0.26

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Earnings

(in millions of U.S. dollars)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net earnings	$642	$602	$792	$1,144
Other comprehensive earnings / (losses):
Currency translation adjustment:
Translation adjustment	373	(933)	140	(1,702)
Tax (expense) / benefit	(9)	7	(3)	(30)
Pension and other benefits:
Net actuarial gain / (loss) arising during period	(6)	(9)	–	(3)
Reclassification of (gains) / losses into net earnings:
Amortization of experience losses and prior service costs	35	47	69	97
Settlement losses	9	2	16	5
Tax (expense) / benefit	(8)	(9)	(21)	(26)
Derivatives accounted for as hedges:
Net derivative gains / (losses)	(56)	92	(112)	123
Reclassification of (gains) / losses into net earnings	(2)	22	(4)	45
Tax (expense) / benefit	20	(42)	43	(58)

Total other comprehensive earnings / (losses)	356	(823)	128	(1,549)

Comprehensive earnings / (losses)	998	(221)	920	(405)
less: Comprehensive earnings / (losses) attributable to noncontrolling interests	20	1	6	–

Comprehensive earnings / (losses) attributable to Mondelēz International	$978	$(222)	$914	$(405)

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions of U.S. dollars, except share data)

(Unaudited)

	June 30,	December 31,
	2014	2013

ASSETS
Cash and cash equivalents	$2,132	$2,664
Receivables (net of allowances of $77 in 2014 and $86 in 2013)	5,533	5,403
Inventories, net	4,088	3,743
Deferred income taxes	570	517
Other current assets	777	889

Total current assets	13,100	13,216

Property, plant and equipment, net	10,483	10,247
Goodwill	25,527	25,597
Intangible assets, net	22,066	21,994
Prepaid pension assets	58	54
Other assets	1,446	1,449

TOTAL ASSETS	$72,680	$72,557

LIABILITIES
Short-term borrowings	$2,044	$1,636
Current portion of long-term debt	2,242	1,003
Accounts payable	5,303	5,345
Accrued marketing	1,938	2,318
Accrued employment costs	948	1,043
Other current liabilities	2,440	3,051

Total current liabilities	14,915	14,396

Long-term debt	14,255	14,482
Deferred income taxes	6,086	6,282
Accrued pension costs	1,869	1,962
Accrued postretirement health care costs	426	412
Other liabilities	2,722	2,491

TOTAL LIABILITIES	40,273	40,025

Commitments and Contingencies (Note 12)

EQUITY
Common Stock, no par value (1,996,537,778 shares issued in 2014 and 2013)	–	–
Additional paid-in capital	31,583	31,396
Retained earnings	13,666	13,419
Accumulated other comprehensive losses	(2,760)	(2,889)
Treasury stock, at cost (309,616,525 shares at June 30, 2014 and 291,141,184 shares at December 31, 2013)	(10,221)	(9,553)

Total Mondelēz International Shareholders’ Equity	32,268	32,373
Noncontrolling interest	139	159

TOTAL EQUITY	32,407	32,532

TOTAL LIABILITIES AND EQUITY	$72,680	$72,557

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(in millions of U.S. dollars, except per share data)

(Unaudited)

	Mondelēz International Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings / (Losses)	Treasury Stock	Noncontrolling Interest	Total Equity

Balances at January 1, 2013	$–	$31,548	$10,551	$(2,666)	$(7,157)	$140	$32,416
Comprehensive earnings / (losses):
Net earnings	–	–	3,915	–	–	20	3,935
Other comprehensive losses, net of income taxes	–	–	–	(223)	–	–	(223)
Exercise of stock options and issuance of other stock awards	–	10	(97)	–	343	–	256
Common Stock repurchased	–	(161)	–	–	(2,739)		(2,900)
Cash dividends declared ($0.54 per share)	–	–	(950)	–	–	–	(950)
Dividends paid on noncontrolling interest and other activities	–	(1)	–	–	–	(1)	(2)

Balances at December 31, 2013	$–	$31,396	$13,419	$(2,889)	$(9,553)	$159	$32,532
Comprehensive earnings / (losses):
Net earnings	–	–	785	–	–	7	792
Other comprehensive losses, net of income taxes	–	–	–	129	–	(1)	128
Exercise of stock options and issuance of other stock awards	–	(5)	(64)	–	244	–	175
Common Stock repurchased	–	192	–	–	(912)	–	(720)
Cash dividends declared ($0.28 per share)	–	–	(474)	–	–	–	(474)
Dividends paid on noncontrolling interest	–	–	–	–	–	(26)	(26)

Balances at June 30, 2014	$–	$31,583	$13,666	$(2,760)	$(10,221)	$139	$32,407

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions of U.S. dollars)

(Unaudited)

	For the Six Months Ended
	June 30,
	2014	2013
CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES
Net earnings	$792	$1,144
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	533	532
Stock-based compensation expense	68	68
Deferred income tax benefit	(180)	(113)
Gains on acquisition and divestitures, net	–	(28)
Asset impairments	27	27
Loss on early extinguishment of debt	493	–
Other non-cash items, net	132	102
Change in assets and liabilities, net of acquisitions and divestitures:
Receivables, net	70	25
Inventories, net	(353)	(337)
Accounts payable	(18)	(170)
Other current assets	(60)	(23)
Other current liabilities	(1,095)	(817)
Change in pension and postretirement assets and liabilities, net	(41)	8

Net cash provided by operating activities	368	418

CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES
Capital expenditures	(724)	(568)
Acquisition, net of cash received	–	(119)
Proceeds from divestitures, net of disbursements	–	48
Cash received from Kraft Foods Group related to the Spin-Off	–	55
Other	26	2

Net cash used in investing activities	(698)	(582)

CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES
Issuances of commercial paper, maturities greater than 90 days	1,956	70
Repayments of commercial paper, maturities greater than 90 days	(1,164)	–
Net (repayments) / issuances of other short-term borrowings, net	(384)	427
Long-term debt proceeds	3,029	–
Long-term debt repaid	(2,516)	(1,749)
Repurchase of Common Stock	(720)	(92)
Dividends paid	(476)	(464)
Other	112	80

Net cash used in financing activities	(163)	(1,728)

Effect of exchange rate changes on cash and cash equivalents	(39)	(107)

Cash and cash equivalents:
Increase / (decrease)	(532)	(1,999)
Balance at beginning of period	2,664	4,475

Balance at end of period	$2,132	$2,476

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

We derived the condensed consolidated balance sheet data as of December 31, 2013 from audited financial statements, but do not include all disclosures required by U.S. GAAP. You should read these statements in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2013.

Revision of Financial Statements:

In finalizing our 2013 results, we identified certain out-of-period, non-cash, income tax-related errors in prior interim and annual periods. These errors were not material to any previously reported financial results; however, we revised our 2013 interim and prior-year financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended December 31, 2013, to reflect these items in the appropriate periods. The net effect of the revision was to lower tax expense in years prior to 2013. The impact of the revision for the six months ended June 30, 2013 was a $47 million reduction of net earnings. The impact of the revision to fiscal years prior to 2013 was an increase in cumulative net earnings of $94 million.

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

The effects of the revision on the condensed consolidated financial statements for the three and six months ended June 30, 2013 are detailed below.

Condensed Consolidated Statement of Earnings

	For the Three Months Ended			For the Six Months Ended
	June 30, 2013			June 30, 2013
	Reported	Correction	Revised	Reported	Correction	Revised
	(in millions, except per share data)

Provision / (benefit) for income taxes	$13	$15	$28	$(6)	$47	$41
Net earnings	617	(15)	602	1,191	(47)	1,144
Net earnings attributable to Mondelēz International	616	(15)	601	1,184	(47)	1,137
Net earnings attributable to Mondelēz International:
Per share, basic	$0.34	$–	$0.34	$0.66	$(0.02)	$0.64
Per share, diluted	$0.34	$(0.01)	$0.33	$0.66	$(0.03)	$0.63

Condensed Consolidated Statement of Comprehensive Earnings

	For the Three Months Ended			For the Six Months Ended
	June 30, 2013			June 30, 2013
	Reported	Correction	Revised	Reported	Correction	Revised
	(in millions)

Net earnings	$617	$(15)	$602	$1,191	$(47)	$1,144
Translation adjustment	(938)	5	(933)	(1,709)	7	(1,702)
Total other comprehensive losses	(828)	5	(823)	(1,556)	7	(1,549)
Comprehensive losses	(211)	(10)	(221)	(365)	(40)	(405)
Comprehensive losses attributable to Mondelēz International	(212)	(10)	(222)	(365)	(40)	(405)

Condensed Consolidated Statement of Cash Flows

	For the Six Months Ended
	June 30, 2013
	Reported	Correction	Revised
	(in millions)

Net earnings	$1,191	$(47)	$1,144
Deferred income tax benefit	(166)	53	(113)
Other non-cash items, net	97	5	102
Change in Other current assets	(22)	(1)	(23)
Change in Other current liabilities	(807)	(10)	(817)
Net cash provided by operating activities	418	–	418

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

On January 24, 2014, the Venezuelan government announced the expansion of the auction-based currency transaction program referred to as SICAD or SICAD I and new profit margin controls. The application of the SICAD I rate was extended to include foreign investments and significant operating activities, including contracts for leasing and services, use and exploitation of patents and trademarks, payments of royalties and contracts for technology import and technical assistance. As of June 30, 2014, the SICAD I exchange rate was 10.60 bolivars to the U.S. dollar.

Additionally, on March 24, 2014, the Venezuelan government launched a new market-based currency exchange market, SICAD II. SICAD II may be used voluntarily to exchange bolivars into U.S. dollars. As of June 30, 2014, the SICAD II exchange rate was 49.98 bolivars to the U.S. dollar. There have been few market transactions to date and we continue to evaluate the new SICAD II market.

Our Venezuelan operations produce a wide range of biscuit, cheese & grocery, confectionery and beverage products. Based on the currency exchange developments this quarter, we have reviewed our domestic and international sourcing of goods and services and the exchange rates we believe will be applicable. We evaluated the level of primarily raw material imports that we believe would continue to be sourced in exchange for U.S. dollars converted at the official 6.30 exchange rate. Our remaining imported goods and services would primarily be valued at the SICAD I exchange rate. Imports that do not currently qualify for either the official rate or SICAD I rate may be sourced at the SICAD II rate.

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

As of March 31, 2014, we began to apply the SICAD I exchange rate to remeasure our bolivar-denominated net monetary assets, and we began translating our Venezuelan operating results at the new rate in the second quarter of 2014. On March 31, 2014, we recognized a $142 million currency remeasurement loss within selling, general and administrative expenses of our Latin America segment as a result of revaluing our bolivar-denominated net monetary assets from the official exchange rate of 6.30 bolivars to the U.S. dollar to the then-prevailing SICAD I exchange rate of 10.70 bolivars to the U.S. dollar. For the three months ended June 30, 2014, the impact of the SICAD I rate change was not significant and there were no additional remeasurement charges recorded in operating income.

The following table sets forth net revenues for our Venezuelan operations for the three and six months ended June 30, 2014 (with the first quarter translated at the 6.30 official rate prior to the remeasurement), and cash, net monetary assets and net assets of our Venezuelan subsidiaries as of June 30, 2014 (translated at 10.70 bolivars to the U.S. dollar):

Venezuela operations	Three Months Ended June 30, 2014
Net Revenues	$155 million or 1.8% of consolidated net revenue

Six Months Ended June 30, 2014
Net Revenues	$392 million or 2.3% of consolidated net revenue

As of June 30, 2014
Cash	$261 million
Net Monetary Assets	$227 million
Net Assets	$460 million

The SICAD I and II rates are variable rates. Unlike the official rate that was devalued and fixed at 6.30 bolivars to the U.S. dollar, the SICAD I rate reflects currently offered rates based on recently cleared auction transactions, and the SICAD II rate reflects voluntary market-based currency exchange transactions cleared by the Central Bank of Venezuela. As such, these rates are expected to vary over time. If any of the rates, or application of the rates to our business, were to change, we may recognize additional currency losses or gains, which could be significant.

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

Argentina. On January 23, 2014, the Central Bank of Argentina adjusted its currency policy, removed its currency stabilization measures and allowed the Argentine peso exchange rate to float relative to the U.S. dollar. On that day, the value of the Argentine peso relative to the U.S. dollar fell by 15%, and from December 31, 2013 through June 30, 2014, the value of the peso declined 25%. Further volatility and declines in the exchange rate are expected. Based on the current state of Argentine currency rules and regulations, the business environment remains challenging; however, we do not expect the existing controls and restrictions to have a material adverse effect on our business, financial condition or results of operations. Our Argentinian operations contributed approximately $170 million, or 2.0% of consolidated net revenues, in the three months and $340 million, or 2.0% of consolidated net revenues, in the six months ended June 30, 2014. Argentina is not designated as a highly-inflationary economy at this time for accounting purposes, so we continue to record currency translation adjustments within equity and realized exchange gains and losses on transactions in earnings.

New Accounting Pronouncements:

In June 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”) to clarify the accounting for certain stock-based compensation grants in which a performance target can be achieved after a requisite service period is completed. Under this new guidance, entities are required to treat performance targets that affect vesting, and could be achieved after the requisite service period, as a performance condition. The performance targets are not reflected in estimating the grant-date fair value of the grants. Compensation cost is recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The ASU is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. We are currently assessing the impact of the new standard on our consolidated financial statements.

In May 2014, the FASB issued an accounting standards update on revenue recognition from contracts with customers. The new ASU outlines a new, single comprehensive model for companies to use in accounting for revenue. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for the goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows from customer contracts, including significant judgments made in recognizing revenue. The guidance is effective for annual reporting periods beginning after December 15, 2016, with early adoption prohibited. The ASU may be applied retrospectively to historical periods presented or as a cumulative-effect adjustment as of the date of adoption. We will adopt the new standard on January 1, 2017 and are currently assessing the impact of the new standard on our consolidated financial statements.

In April 2014, the FASB issued an accounting standards update on the reporting of discontinued operations. The guidance changed the definition of a discontinued operation to include dispositions that represent a strategic shift and have a major effect on operations and financial results. Strategic shifts may include the disposal of operations in a major geographical area, a major line of business, a major investment accounted for under the equity method or other major parts of an entity. For disposals that qualify, additional disclosures, including cash flow and balance sheet information for the discontinued operation, will be required. The guidance is effective for fiscal years and interim reporting periods beginning on or after December 15, 2014, with early adoption permitted. We will apply these provisions to prospective divestitures beginning in 2015, including the planned coffee business transactions. Please see Note 2, Divestitures and Acquisition – Planned Coffee Business Transactions, for additional information.

Note 2.  Divestitures and Acquisition

Planned Coffee Business Transactions:

On May 7, 2014, we announced that we entered into an agreement to combine our wholly owned coffee portfolio (outside of France) with D.E Master Blenders 1753 B.V. In conjunction with this transaction, Acorn Holdings B.V. (“AHBV”), owner of D.E Master Blenders 1753, has made a binding offer to receive our coffee business in France. The parties have also invited our partners in certain joint ventures to join the new company. The transactions remain subject to regulatory approvals and the completion of employee information and consultation requirements.

Upon completion of all proposed transactions, we will receive cash of approximately $5 billion and a 49 percent equity interest in the new company, to be called Jacobs Douwe Egberts. AHBV will hold a majority share in the proposed combined company and will have a majority of the seats on the board, which will be chaired by current D.E Master Blenders 1753 Chairman Bart Becht. AHBV is owned by an investor group led by JAB Holding Company s.à r.l. We will have certain minority rights.

The transactions are expected to be completed in the course of 2015, subject to limited closing conditions, including regulatory approvals. During this time, we and D.E Master Blenders 1753 will undertake consultations with all Works Councils and employee representatives as required in connection with the transactions.

Certain expenses related to readying the businesses for the planned transactions have been incurred. During the three months ended June 30, 2014, the expenses totaled $12 million, of which $7 million was recorded in interest and other expense, net and $5 million in selling, general and administrative expenses primarily within our Europe segment.

Spin-Off Costs following Kraft Foods Group Divestiture:

On October 1, 2012, we completed the Spin-Off of our North American grocery business, Kraft Foods Group, Inc. (“Kraft Foods Group”), to our shareholders (the “Spin-Off”). Following the Spin-Off, Kraft Foods Group is an independent public company and we do not beneficially own any shares of Kraft Foods Group common stock. We continue to incur primarily Spin-Off transition costs, and historically we have incurred Spin-Off transaction, transition and financing and related costs (“Spin-Off Costs”) in our operating results. Within selling, general and administrative expenses, we recorded $16 million of pre-tax Spin-Off Costs in the three months and $19 million in the six months ended June 30, 2014 and $15 million in the three months and $24 million in the six months ended June 30, 2013. In fiscal year 2014, we expect to incur approximately $30 million of Spin-Off Costs related primarily to customer service and logistics, information systems and processes, as well as legal costs associated with revising intellectual property and other long-term agreements.

Acquisition and Other Divestitures:

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

On February 22, 2013, we acquired the remaining interest in a biscuit operation in Morocco, which is now a wholly-owned subsidiary within our EEMEA segment. We paid net cash consideration of $119 million, consisting of $155 million purchase price net of cash acquired of $36 million. Prior to the acquisition, our interest in the operation was accounted for under the equity method. As a result of obtaining a controlling interest, we consolidated the operation and upon finalizing the valuation of the acquired net assets, as of December 31, 2013, we had recorded the fair value of acquired assets (including identifiable intangible assets of $48 million), the liabilities assumed and goodwill of $209 million. During the three months ended March 31, 2013, we also recorded a pre-tax gain of $22 million related to the remeasurement of our previously-held equity interest in the operation to fair value in accordance with U.S. GAAP and acquisition costs of $7 million in selling, general and administrative expenses and interest and other expense, net. We recorded integration charges of $2 million for the three months and $3 million for the six months ended June 30, 2014 and $1 million for the three months ended June 30, 2013 within selling, general and administrative expenses.

Note 3.  Inventories

Inventories at June 30, 2014 and December 31, 2013 were:

	June 30,	December 31,
	2014	2013
	(in millions)

Raw materials	$1,388	$1,165
Finished product	2,700	2,578

Inventories, net	$4,088	$3,743

Note 4.  Property, Plant and Equipment

Property, plant and equipment at June 30, 2014 and December 31, 2013 were:

	June 30,	December 31,
	2014	2013
	(in millions)

Land and land improvements	$593	$617
Buildings and building improvements	3,328	3,270
Machinery and equipment	12,550	12,351
Construction in progress	1,593	1,376

	18,064	17,614
Accumulated depreciation	(7,581)	(7,367)

Property, plant and equipment, net	$10,483	$10,247

In connection with our 2012-2014 Restructuring Program (see Note 6, Restructuring Programs), we recorded non-cash asset write-downs (including accelerated depreciation and asset impairments) of $27 million in the six months ended

June 30, 2014 and $23 million in the six months ended June 30, 2013. These charges were recorded in the condensed consolidated statements of earnings within asset impairment and exit costs and arose from restructuring activities further described in Note 6, Restructuring Programs – 2012-2014 Restructuring Program.

Note 5.  Goodwill and Intangible Assets

Goodwill by reportable segment at June 30, 2014 and December 31, 2013 was:

	June 30, 2014	December 31, 2013
	(in millions)

Latin America	$1,312	$1,262
Asia Pacific	2,588	2,504
EEMEA	2,494	2,764
Europe	10,089	10,026
North America	9,044	9,041

Goodwill	$25,527	$25,597

Intangible assets at June 30, 2014 and December 31, 2013 were:

	June 30,	December 31,
	2014	2013
	(in millions)

Non-amortizable intangible assets	$20,236	$20,067
Amortizable intangible assets	2,870	2,852

	23,106	22,919
Accumulated amortization	(1,040)	(925)

Intangible assets, net	$22,066	$21,994

Non-amortizable intangible assets consist principally of brand names purchased through our acquisitions of Nabisco Holdings Corp., the Spanish and Portuguese operations of United Biscuits, the global LU biscuit business of Groupe Danone S.A. and Cadbury Limited. Amortizable intangible assets consist primarily of trademarks, customer-related intangibles, process technology, licenses and non-compete agreements. At June 30, 2014, the weighted-average life of our amortizable intangible assets was 13.3 years.

Amortization expense for intangible assets was $55 million for the three months and $109 million for the six months ended June 30, 2014 and 2013. We currently estimate annual amortization expense for each of the next five years to be approximately $217 million.

During our 2013 review of non-amortizable intangible assets, there were no impairments identified; however, we noted seven brands with $511 million of aggregate book value as of December 31, 2013 that each had a fair value in excess of book value of 10% or less. While these intangible assets passed our annual impairment testing and we believe our current plans for each of these brands will allow them to continue to not be impaired, if expectations are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then a brand or brands might become impaired in the future.

Changes in goodwill and intangible assets consisted of:

		Intangible
	Goodwill	Assets, at Cost
	(in millions)

Balance at January 1, 2014	$25,597	$22,919
Changes due to:
Currency	(121)	187
Other	51	–

Balance at June 30, 2014	$25,527	$23,106

Note 6.  Restructuring Programs

2014-2018 Restructuring Program

On May 6, 2014, our Board of Directors approved a $3.5 billion restructuring program, comprised of approximately $2.5 billion in cash costs and $1 billion in non-cash costs (the “2014-2018 Restructuring Program”), and up to $2.2 billion of capital expenditures. The primary objective of the 2014-2018 Restructuring Program is to reduce our operating cost structure in both our supply chain and overhead costs. The program is intended primarily to cover severance as well as asset disposals and other manufacturing-related one-time costs. We expect to incur the majority of the program’s charges in 2015 and 2016 and to complete the program by year-end 2018.

Restructuring Costs:

We recorded restructuring charges for cash severance and related costs of $1 million in the three and six months ended June 30, 2014 within asset impairment and exit costs. At June 30, 2014, there was no restructuring liability recorded related to the 2014-2018 Restructuring Program.

Implementation Costs:

Implementation costs are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. These costs primarily relate to reorganizing our operations and facilities in connection with our supply chain reinvention program and other identified productivity and cost saving initiatives. The costs include incremental expenses related to the closure of facilities, costs to terminate certain contracts and the simplification of our information systems. We believe the disclosure of implementation costs provides readers of our financial statements greater transparency to the total costs of our 2014-2018 Restructuring Program. Within our continuing results of operations, we recorded implementation costs of $9 million in the three and six months ended June 30, 2014. We recorded these costs within cost of sales and general corporate expense within selling, general and administrative expenses.

Restructuring and Implementation Costs in Operating Income:

During the three and six months ended June 30, 2014, we recorded restructuring and implementation costs related to the 2014-2018 Restructuring Program within operating income as follows:

	For the Three and Six Months Ended June 30, 2014
	Restructuring	Implementation
	Costs	Costs	Total
	(in millions)

Latin America	$1	$1	$2
Corporate	–	8	8

Total	$1	$9	$10

2012-2014 Restructuring Program

In 2012, our Board of Directors approved $1.5 billion of restructuring and related implementation costs (the “2012-2014 Restructuring Program”) reflecting primarily severance, asset disposals and other manufacturing-related one-time costs. The primary objective of the 2012-2014 Restructuring Program was to ensure that Mondelēz International and Kraft Foods Group were each set up to operate efficiently and execute on our respective business strategies upon separation and in the future.

Of the $1.5 billion of 2012-2014 Restructuring Program costs, we retained approximately $925 million and Kraft Foods Group retained the balance of the program. Since inception, we have incurred $579 million of our estimated $925 million total 2012-2014 Restructuring Program charges.

Restructuring Costs:

We recorded restructuring charges of $54 million in the three months and $96 million in the six months ended June 30, 2014 and $48 million in the three months and $88 million in the six months ended June 30, 2013 within asset impairment and exit costs.

The activity for the 2012-2014 Restructuring Program liability for the six months ended June 30, 2014 was:

	Severance and related costs	Asset Write-downs	Total
	(in millions)

Liability balance, January 1, 2014	$68	$–	$68
Charges	69	27	96
Cash spent	(66)	–	(66)
Non-cash settlements	3	(27)	(24)

Liability balance, June 30, 2014	$74	$–	$74

We spent $38 million in the three months and $66 million in the six months ended June 30, 2014 in cash severance and related costs. We also recognized non-cash asset write-downs (including accelerated depreciation and asset impairments) and other non-cash settlements totaling $11 million in the three months and $24 million in the six months ended June 30, 2014. At June 30, 2014, our net restructuring liability was $74 million recorded within other current liabilities.

Implementation Costs:

Implementation costs are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. These costs primarily include costs to reorganize our operations and facilities, the discontinuance of certain product lines and the incremental expenses related to the closure of facilities, replicating our information systems infrastructure and reorganizing costs related to our sales function. We believe the disclosure of implementation costs provides readers of our financial statements greater transparency to the total costs of our 2012-2014 Restructuring Program. Within our continuing results of operations, we recorded implementation costs of $19 million in the three months and $43 million in the six months ended June 30, 2014 and $7 million in the three months and $11 million in the six months ended June 30, 2013. We recorded these costs within cost of sales and selling, general and administrative expenses primarily within our Europe, North America and EEMEA segments.

Restructuring and Implementation Costs in Operating Income:

During the three and six months ended June 30, 2014 and 2013, we recorded restructuring and implementation costs related to the 2012-2014 Restructuring Program within operating income as follows:

	For the Three Months Ended June 30, 2014			For the Six Months Ended June 30, 2014
	Restructuring	Implementation		Restructuring	Implementation
	Costs	Costs	Total	Costs	Costs	Total
	(in millions)

Latin America	$3	$1	$4	$4	$1	$5
Asia Pacific	1	–	1	1	–	1
EEMEA	8	1	9	12	2	14
Europe	26	13	39	43	28	71
North America	16	6	22	36	13	49
Corporate(1)	–	(2)	(2)	–	(1)	(1)

Total	$54	$19	$73	$96	$43	$139

	For the Three Months Ended June 30, 2013			For the Six Months Ended June 30, 2013
	Restructuring	Implementation		Restructuring	Implementation
	Costs	Costs	Total	Costs	Costs	Total
	(in millions)

Latin America	$–	$–	$–	$–	$–	$–
Asia Pacific	–	–	–	–	–	–
EEMEA	3	–	3	4	–	4
Europe	18	2	20	37	4	41
North America	26	5	31	46	7	53
Corporate(1)	1	–	1	1	–	1

Total	$48	$7	$55	$88	$11	$99

(1)	Includes adjustment for rounding.

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

We recorded reversals of Integration Program charges of $3 million in the three months and $5 million in the six months ended June 30, 2014 related to accruals no longer required. We recorded Integration Program charges of $52 million during the three months and $73 million during the six months ended June 30, 2013 in selling, general and administrative expenses within our Europe, Asia Pacific, Latin America and EEMEA segments. Changes in the remaining Integration Program liability during the six months ended June 30, 2014 were:

2014
(in millions)

Balance at January 1	$145
Charges	(5)
Cash spent	(42)
Currency / other	(10)

Balance at June 30	$88

At June 30, 2014, $50 million of our net Integration Program liability was recorded within other current liabilities and $38 million, primarily related to leased facilities no longer in use, was recorded within other long-term liabilities.

Note 8. Debt

Short-Term Borrowings:

At June 30, 2014 and December 31, 2013, our short-term borrowings and related weighted-average interest rates consisted of:

	June 30, 2014		December 31, 2013
	Amount	Weighted-	Amount	Weighted-
	Outstanding	Average Rate	Outstanding	Average Rate
	(in millions)		(in millions)

Commercial paper	$1,682	0.4%	$1,410	0.4%
Bank loans	362	6.4%	226	7.0%

Total short-term borrowings	$2,044		$1,636

As of June 30, 2014, the commercial paper issued and outstanding had between 1 and 163 days remaining to maturity. Bank loans include borrowings on primarily uncommitted credit lines maintained by some of our international subsidiaries to meet short-term working capital needs.

Borrowing Arrangements:

We maintain a revolving credit facility for general corporate purposes, including for working capital purposes and to support our commercial paper program. Our $4.5 billion four-year senior unsecured revolving credit facility expires on October 11, 2018. The revolving credit agreement includes a covenant that we maintain a minimum shareholders’ equity of at least $24.6 billion, excluding accumulated other comprehensive earnings / (losses) and the cumulative effects of any changes in accounting principles. At June 30, 2014, we met the covenant as our shareholders’ equity as defined by the covenant was $35.0 billion. The revolving credit facility agreement also contains customary representations, covenants and events of default. There are no credit rating triggers, provisions or other financial covenants that could require us to post collateral as security. As of June 30, 2014, no amounts were drawn on the facility.

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

We financed the repurchase of these notes, including the payment of accrued interest and other costs incurred, from net proceeds received from the $3.0 billion notes issuance on January 16, 2014. In connection with retiring this debt, during the first six months of 2014, we recorded a $493 million loss on extinguishment of debt within interest expense related to the amount we paid to retire the debt in excess of its carrying value and from recognizing unamortized discounts and deferred financing costs in earnings at the time of the debt extinguishment. The loss on extinguishment is included in long-term debt repayments in the 2014 consolidated statement of cash flows. We also recognized $2 million in interest expense related to interest rate cash flow hedges that were deferred in accumulated other comprehensive losses and recognized into earnings over the life of the debt. Upon extinguishing the debt, the deferred cash flow hedge amounts were recorded in earnings.

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

Our weighted-average interest rate on our total debt was 4.2% as of June 30, 2014, following the completion of our tender offer and debt retirement in the first quarter of 2014. Our weighted-average interest rate on our total debt as of December 31, 2013 was 4.8%, down from 5.8% as of December 31, 2012.

Fair Value of Our Debt:

The fair value of our short-term borrowings at June 30, 2014 and December 31, 2013 reflects current market interest rates and approximates the amounts we have recorded on our condensed consolidated balance sheet. The fair value of our long-term debt was determined using quoted prices in active markets (Level 1 valuation data) for the publicly traded debt obligations. At June 30, 2014, the aggregate fair value of our total debt was $20,283 million and its carrying value was $18,541 million. At December 31, 2013, the aggregate fair value of our total debt was $18,835 million and its carrying value was $17,121 million.

Note 9.  Financial Instruments

Derivative instruments were recorded at fair value in the condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013 as follows:

	June 30, 2014		December 31, 2013
	Asset	Liability	Asset	Liability
	Derivatives	Derivatives	Derivatives	Derivatives
	(in millions)

Derivatives designated as hedging instruments:
Currency exchange contracts	$5	$3	$3	$11
Commodity contracts	8	18	2	3
Interest rate contracts	98	–	209	–

	$111	$21	$214	$14

Derivatives not designated as hedging instruments:
Currency exchange contracts	$29	$56	$84	$8
Commodity contracts	94	68	60	51
Interest rate contracts	60	35	64	38

	$183	$159	$208	$97

Total fair value	$294	$180	$422	$111

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

The fair values (asset / (liability)) of our derivative instruments at June 30, 2014 were determined using:

		Quoted Prices in
		Active Markets	Significant	Significant
	Total	for Identical	Other Observable	Unobservable
	Fair Value of Net	Assets	Inputs	Inputs
	Asset / (Liability)	(Level 1)	(Level 2)	(Level 3)
	(in millions)

Currency exchange contracts	$(25)	$–	$(25)	$–
Commodity contracts	16	1	15	–
Interest rate contracts	123	–	123	–

Total derivatives	$114	$1	$113	$–

The fair values (asset / (liability)) of our derivative instruments at December 31, 2013 were determined using:

		Quoted Prices in
		Active Markets	Significant	Significant
	Total	for Identical	Other Observable	Unobservable
	Fair Value of Net	Assets	Inputs	Inputs
	Asset / (Liability)	(Level 1)	(Level 2)	(Level 3)
	(in millions)

Currency exchange contracts	$68	$–	$68	$–
Commodity contracts	8	(4)	12	–
Interest rate contracts	235	–	235	–

Total derivatives	$311	$(4)	$315	$–

Level 1 financial assets and liabilities consist of exchange-traded commodity futures and listed options. The fair value of these instruments is determined based on quoted market prices on commodity exchanges. Our exchange-traded derivatives are generally subject to master netting arrangements that permit net settlement of transactions with the same counterparty when certain criteria are met, such as in the event of default. We also are required to maintain cash margin accounts in connection with funding the settlement of our open positions and the margin requirements generally fluctuate daily based on market conditions. We have recorded margin deposits related to our exchange-traded derivatives of $26 million as of June 30, 2014 and $22 million as of December 31, 2013 within other current assets. Based on our net asset or liability positions with individual counterparties, in the event of default and immediate net settlement of all of our open positions, as of June 30, 2014, our counterparties would owe us a total of $27 million, and as of December 31, 2013, our counterparties would owe us a total of $7 million.

Level 2 financial assets and liabilities consist primarily of over-the-counter (“OTC”) currency exchange forwards, options and swaps; commodity forwards and options; and interest rate swaps. Our currency exchange contracts are valued using an income approach based on observable market forward rates less the contract rate multiplied by the notional amount. Commodity derivatives are valued using an income approach based on the observable market commodity index prices less the contract rate multiplied by the notional amount or based on pricing models that rely on market observable inputs such as commodity prices. Our calculation of the fair value of interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the observable market interest rate curve. Our calculation of the fair value of financial instruments takes into consideration the risk of nonperformance, including counterparty credit risk. Our OTC derivative transactions are governed by International Swap Dealers Association (“ISDA”) agreements and other standard industry contracts. Under these agreements, we do not post nor require collateral from our counterparties. The majority of our commodity OTC derivatives do not have a legal right of set-off. In connection with our OTC derivatives that could be net-settled in the event of default, assuming all parties were to fail to comply with the terms of the agreements, for derivatives we have in a net liability position, we would owe $77 million as of June 30, 2014 and $47 million as of December 31, 2013, and for derivatives we have in a net asset position, our counterparties would owe us a total of $176 million as of June 30, 2014 and $349 million as of December 31, 2013. We manage the credit risk in connection with these and all our derivatives by entering into transactions with counterparties with investment grade credit ratings, limiting the amount of exposure with each counterparty and monitoring the financial condition of our counterparties.

Derivative Volume:

The net notional values of our derivative instruments as of June 30, 2014 and December 31, 2013 were:

	Notional Amount
	June 30,	December 31,
	2014	2013
	(in millions)

Currency exchange contracts:
Intercompany loans and forecasted interest payments	$6,037	$4,369
Forecasted transactions	7,533	2,565
Commodity contracts	802	805
Interest rate contracts	4,041	2,273
Net investment hedge – euro notes	4,450	4,466
Net investment hedge – pound sterling notes	1,112	1,076

Cash Flow Hedges:

Cash flow hedge activity, net of taxes, within accumulated other comprehensive earnings / (losses) included:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in millions)

Accumulated gain / (loss) at beginning of period	$82	$–	$117	$(38)
Transfer of realized losses / (gains) in fair value to earnings	(2)	15	(3)	32
Unrealized gain / (loss) in fair value	(36)	57	(70)	78

Accumulated gain / (loss) at end of period	$44	$72	$44	$72

After-tax gains / (losses) reclassified from accumulated other comprehensive earnings / (losses) into net earnings were:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in millions)

Currency exchange contracts – forecasted transactions	$(2)	$(4)	$(4)	$(12)
Commodity contracts	4	(10)	9	(19)
Interest rate contracts	–	(1)	(2)	(1)

Total	$2	$(15)	$3	$(32)

After-tax gains / (losses) recognized in other comprehensive earnings / (losses) were:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in millions)

Currency exchange contracts – forecasted transactions	$5	$(2)	$7	$4
Commodity contracts	(8)	(4)	3	(8)
Interest rate contracts	(33)	63	(80)	82

Total	$(36)	$57	$(70)	$78

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

Based on current market conditions, we would expect to transfer unrealized losses of $6 million (net of taxes) for commodity cash flow hedges, unrealized gains of $4 million (net of taxes) for currency cash flow hedges and unrealized losses of less than $1 million (net of taxes) for interest rate cash flow hedges to earnings during the next 12 months.

Hedge Coverage:

As of June 30, 2014, we hedged transactions forecasted to impact cash flows over the following periods:

•	commodity transactions for periods not exceeding the next 9 months;
•	interest rate transactions for periods not exceeding the next 31 years and 8 months; and
•	currency exchange transactions for periods not exceeding the next 18 months.

Fair Value Hedges:

Pre-tax gains / (losses) due to changes in fair value of our interest rate swaps and related hedged long-term debt were recorded in interest and other expense, net:

	For the Three and Six Months Ended June 30,
	2014	2013
	(in millions)

Derivatives	$14	$–
Borrowings	(14)	–

Fair value hedge ineffectiveness and amounts excluded from effectiveness testing were not material for all periods presented.

Economic Hedges:

Pre-tax gains / (losses) recorded in net earnings for economic hedges which are not designated as hedging instruments were:

					Location of
	For the Three Months Ended		For the Six Months Ended		Gain / (Loss)
	June 30,		June 30,		Recognized
	2014	2013	2014	2013	in Earnings
	(in millions)

Currency exchange contracts:
Intercompany loans and forecasted interest payments	$3	$(17)	$1	$3	Interest expense
Forecasted purchases	(30)	38	(40)	26	Cost of sales
Forecasted transactions	(9)	–	(14)	–	Interest expense
Forecasted transactions	(2)	4	(3)	3	Selling, general and administrative expenses
Interest rate contracts	1	–	1	(2)	Interest expense
Commodity contracts	32	17	70	34	Cost of sales

Total	$(5)	$42	$15	$64

Hedges of Net Investments in International Operations:

After-tax gains / (losses) related to hedges of net investments in international operations in the form of euro and pound sterling-denominated debt were:

	For the Three Months Ended		For the Six Months Ended		Location of Gain / (Loss) Recognized in AOCI
	June 30,		June 30,
	2014	2013	2014	2013
	(in millions)

Euro notes	$5	$(10)	$–	$10	Currency Translation
Pound sterling notes	(19)	(1)	(23)	43	Adjustment

Note 10. Benefit Plans

Pension Plans

Components of Net Periodic Pension Cost:

Net periodic pension cost for the three and six months ended June 30, 2014 and 2013 consisted of:

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended June 30,
	2014	2013	2014	2013
	(in millions)

Service cost	$13	$19	$45	$43
Interest cost	16	15	100	88
Expected return on plan assets	(20)	(17)	(125)	(107)
Amortization:
Net loss from experience differences	7	13	27	33
Prior service cost	1	–	1	1
Settlement losses(1)	4	2	5	–

Net periodic pension cost	$21	$32	$53	$58

	U.S. Plans		Non-U.S. Plans
	For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)

Service cost	$28	$36	$89	$86
Interest cost	33	30	197	177
Expected return on plan assets	(40)	(34)	(248)	(215)
Amortization:
Net loss from experience differences	15	27	54	68
Prior service cost	1	1	1	1
Settlement losses(1)	6	5	10	–

Net periodic pension cost	$43	$65	$103	$117

(1)	Includes settlement losses of $9 million in the three and six months ended June 30, 2013 related to employees who elected to take lump-sum payments in connection with our 2012-2014 Restructuring Program. These costs are reflected within asset impairments and exit costs on the condensed consolidated statement of earnings and within the charges for severance and related costs in Note 6, Restructuring Programs – 2012-2014 Restructuring Program. In the six months ended June 30, 2013, these were partially offset by $4 million of gains due to improvements in current market rates for routine settlement losses.

Employer Contributions:

We make contributions to our U.S. and non-U.S. pension plans primarily to the extent that they are tax deductible and do not generate an excise tax liability. During the six months ended June 30, 2014, we contributed $5 million to our U.S. plans and $196 million to our non-U.S. plans. Based on current tax law, we plan to make further contributions of approximately $5 million to our U.S. plans and approximately $113 million to our non-U.S. plans during the remainder of 2014. However, our actual contributions may differ due to many factors, including changes in tax and other benefit laws or significant differences between expected and actual pension asset performance or interest rates.

Postretirement Benefit Plans

Net postretirement health care costs during the three and six months ended June 30, 2014 and 2013 consisted of:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in millions)

Service cost	$3	$4	$6	$8
Interest cost	6	4	11	9
Amortization:
Net loss from experience differences	1	3	3	6
Prior service credit	(2)	(3)	(5)	(6)

Net postretirement health care costs	$8	$8	$15	$17

Postemployment Benefit Plans

Net postemployment costs during the three and six months ended June 30, 2014 and 2013 consisted of:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in millions)

Service cost	$2	$2	$4	$4
Interest cost	1	2	3	3

Net postemployment costs	$3	$4	$7	$7

Note 11.  Stock Plans

On May 21, 2014, our shareholders approved the Amended and Restated 2005 Performance Incentive Plan (the “2005 Plan”). Under the amended plan, we now make grants to non-employee directors under the 2005 Plan, and we will no longer make any grants under the Amended and Restated 2006 Stock Compensation Plan for Non-Employee Directors (the “2006 Directors Plan”). We also increased the number of shares available for issuance under the 2005 Plan by 75.7 million, which includes the shares remaining available for issuance under the 2006 Directors Plan as of March 14, 2014. Under the 2005 Plan, we are now authorized to issue a maximum of 243.7 million shares of our Common Stock. We may not make any grants under the 2005 Plan after May 21, 2024. As of June 30, 2014, there were 90.1 million shares available to be granted under the 2005 Plan.

Stock Options:

In February 2014, as part of our annual equity program, we granted 9.9 million stock options to eligible employees at an exercise price of $34.17 per share. During the six months ended June 30, 2014, we granted 0.1 million of additional stock options with a weighted-average exercise price of $34.12 per share. In total, 10.0 million stock options were granted with a weighted-average exercise price of $34.16 per share. During the six months ended June 30, 2014, 5.3 million stock options, with an intrinsic value of $79.1 million, were exercised.

Restricted and Deferred Stock:

In January 2014, in connection with our long-term incentive plan, we granted 1.2 million shares of restricted and deferred stock at a market value of $34.97 per share. In February 2014, as part of our annual equity program, we granted 2.0 million shares of restricted and deferred stock to eligible employees at a market value of $34.17 per share. During the six months ended June 30, 2014, we issued 0.7 million of additional restricted and deferred shares with a weighted-average market value of $32.24 per share. In total, 3.9 million restricted and deferred shares were issued with a weighted-average market value of $34.05 per share. During the six months ended June 30, 2014, 3.9 million shares of restricted and deferred stock vested with a market value on the vesting date of $135.6 million.

Share Repurchase Program:

During 2013, our Board of Directors authorized the repurchase of $7.7 billion of our Common Stock through December 31, 2016. Repurchases under the program are determined by management and are wholly discretionary. During the six months ended June 30, 2014, we repurchased 26.0 million shares of Common Stock at an average cost of $35.13 per share, or an aggregate cost of $0.9 billion, of which $0.7 billion was paid during the first half of 2014 and $0.2 billion was prepaid in December 2013 at the inception of an accelerated share repurchase program. All share repurchases were funded through available cash and commercial paper issuances. As of June 30, 2014, we have $4.0 billion in remaining share repurchase capacity.

In December 2013, we initiated an accelerated share repurchase (“ASR”) program. On December 3, 2013, we paid $1.7 billion and received an initial delivery of 44.8 million shares of Common Stock valued at $1.5 billion. We increased treasury stock by $1.5 billion, and the remaining $0.2 billion was recorded against additional paid in capital. In May 2014, the ASR program concluded and we received an additional 5.1 million shares, valued at $0.2 billion, for a total of 49.9 million shares with an average repurchase price of $34.10 per share over the life of the ASR program. The final settlement was based on the volume-weighted average price of our Common Stock during the purchase period less a fixed per share discount. Upon conclusion of the ASR program and receipt of the remaining repurchased shares, the $0.2 billion recorded in additional paid in capital was reclassified to treasury stock.

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

On February 28, 2013, Cadbury India Limited (now known as Mondelez India Foods Limited), a subsidiary of Mondelēz International, and other parties received a show cause notice from the Indian Department of Central Excise Authority (the “Excise Authority”). The notice calls upon the parties to demonstrate why the Excise Authority should not collect approximately $46 million of unpaid excise tax as well as approximately $46 million of penalties and interest related to production at the same Indian facility. Subsequently, the Excise Authority issued another show cause notice, dated March 3, 2014, on the same issue but covering the period February to December 2013, thereby adding approximately $20 million of unpaid excise taxes as well as approximately $20 million of penalties and interest to the amount claimed by the Excise Authority. The latest notice includes an accruing claim for excise as finished products leave the facility on an ongoing basis. We believe that the decision to claim the excise tax benefit is valid and we are contesting the show cause notice through the administrative and judicial process.

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

Third-Party Guarantees:

We enter into third-party guarantees primarily to cover the long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At June 30, 2014, we had no material third-party guarantees recorded on our condensed consolidated balance sheet.

Note 13.  Reclassifications from Accumulated Other Comprehensive Income

The components of accumulated other comprehensive earnings / (losses) attributable to Mondelēz International were:

	Currency Translation Adjustments	Pension and Other Benefits	Derivatives Accounted for as Hedges	Total
	(in millions)

Balances at January 1, 2014	$(1,414)	$(1,592)	$117	$(2,889)
Other comprehensive earnings / (losses), before reclassifications:
Currency translation adjustment(1)	167	(6)	–	161
Pension and other benefits	–	–	–	–
Derivatives accounted for as hedges	(20)	–	(112)	(132)
Losses / (gains) reclassified into net earnings	–	85	(4)	81
Tax (expense) / benefit	(3)	(21)	43	19

Total other comprehensive earnings / (losses)				129

Balances at June 30, 2014	$(1,270)	$(1,534)	$44	$(2,760)

(1)	The condensed consolidated statement of comprehensive earnings for the six months ended June 30, 2014 includes $(1) million of currency translation adjustment attributable to noncontrolling interests.

Amounts reclassified from accumulated other comprehensive earnings / (losses) during the three and six months ended June 30, 2014 and their locations in the condensed consolidated financial statements were as follows:

	For the Three	For the Six	Location of
	Months Ended	Months Ended	Gain / (Loss)
	June 30,	June 30,	Recognized
	2014	2014	in Net Earnings
	(in millions)

Pension and other benefits:
Reclassification of losses / (gains) into net earnings:
Amortization of experience losses and prior service costs	$35	$69
Settlement losses(1)	9	16
Tax impact	(8)	(21)	Provision for income taxes
Derivatives accounted for as hedges:
Reclassification of losses / (gains) into net earnings:
Currency exchange contracts – forecasted transactions	2	4	Cost of sales
Commodity contracts	(4)	(11)	Cost of sales
Interest rate contracts	–	3	Interest and other expense, net
Tax impact	1	1	Provision for income taxes

Total reclassifications into net earnings, net of tax	$35	$61

(1)	These items are included in the components of net periodic benefit costs disclosed in Note 10, Benefit Plans.

Note 14.  Income Taxes

See Note 1, Basis of Presentation – Revision of Financial Statements, for information related to the revision of income taxes. During the three months ended June 30, 2014, as part of our ongoing remediation efforts related to the material weakness in internal controls over the accounting for income taxes, we recorded a number of out-of-period adjustments that had an immaterial benefit on the provision for income taxes for the three months ended June 30, 2014 of $5 million. The out-of-period adjustments were not material to the consolidated financial statements for any prior period.

Based on current tax laws, our estimated annual effective tax rate for 2014 is 19.6%, reflecting favorable impacts from the mix of pre-tax income in various non-U.S. tax jurisdictions, partially offset by the remeasurement of our Venezuelan net monetary assets. Our 2014 second quarter effective tax rate of 12.4% was favorably impacted by net tax benefits from $52 million of discrete one-time events, of which $37 million related to tax return to provision adjustments and $9 million related to favorable tax audit settlements and expirations of statutes of limitations in several jurisdictions. Our effective tax rate for the six months ended June 30, 2014 of 7.5% was due to net tax benefits from discrete one-time events and lower pre-tax income due to the tender-related loss on debt extinguishment and the remeasurement of the Venezuela net monetary assets. Of the discrete net tax benefits of $104 million, $60 million related to favorable tax audit settlements and expirations of statutes of limitations in several jurisdictions and $37 million related to tax return to provision adjustments.

As of the second quarter of 2013, our estimated annual effective tax rate for 2013 was 19.7%, reflecting favorable impacts from the mix of pre-tax income in various non-U.S. tax jurisdictions. Our 2013 second quarter effective tax rate of 4.4% was favorably impacted by net tax benefits from $93 million of discrete one-time events, of which $52 million related to favorable tax audit settlements and expirations of statutes of limitations in several jurisdictions and $39 million was associated with a business divestiture. Our effective tax rate for the six months ended June 30, 2013 of 3.5% was favorably impacted by net tax benefits from $186 million of discrete one-time events, of which, $132 million related to favorable tax audit settlements and expirations of statutes of limitations in several jurisdictions and $39 million was associated with a business divestiture.

Note 15.  Earnings Per Share

Basic and diluted earnings per share (“EPS”) were calculated using the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in millions, except per share data)

Net earnings	$642	$602	$792	$1,144
Noncontrolling interest	20	1	7	7

Net earnings attributable to Mondelēz International	$622	$601	$785	$1,137

Weighted-average shares for basic EPS	1,694	1,788	1,699	1,786
Plus incremental shares from assumed conversions of stock options and long-term incentive plan shares	18	15	18	14

Weighted-average shares for diluted EPS	1,712	1,803	1,717	1,800

Basic earnings per share attributable to Mondelēz International:	$0.37	$0.34	$0.46	$0.64
Diluted earnings per share attributable to Mondelēz International:	$0.36	$0.33	$0.46	$0.63

We exclude antidilutive Mondelēz International stock options from our calculation of weighted-average shares for diluted EPS. We excluded 9.9 million antidilutive stock options for the three months and 7.3 million antidilutive stock options for the six months ended June 30, 2014 and we excluded 8.1 million antidilutive stock options for the three months and 8.6 million antidilutive stock options for the six months ended June 30, 2013.

Note 16.  Segment Reporting

Our operations, management structure and segments are organized into five reportable operating segments:

•	Latin America
•	Asia Pacific
•	EEMEA
•	Europe
•	North America

We manage the operations within Latin America, Asia Pacific and EEMEA by location and Europe and North America by product category.

We use segment operating income to evaluate segment performance and allocate resources. We believe it is appropriate to disclose this measure to help investors analyze segment performance and trends. Segment operating income excludes unrealized gains and losses on hedging activities (which are a component of cost of sales), general corporate expenses (which are a component of selling, general and administrative expenses), amortization of intangibles, gains and losses on divestitures or acquisitions and acquisition-related costs (which are a component of selling, general and administrative expenses) in all periods presented. We exclude these items from segment operating income in order to provide better transparency of our segment operating results. Furthermore, we centrally manage interest and other expense, net. Accordingly, we do not present these items by segment because they are excluded from the segment profitability measure that management reviews.

Our segment net revenues and earnings were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Net revenues:
Latin America	$1,242	$1,339	$2,598	$2,737
Asia Pacific	1,084	1,240	2,307	2,607
EEMEA	1,008	1,039	1,846	1,902
Europe	3,379	3,273	6,936	6,731
North America	1,723	1,704	3,390	3,362

Net revenues	$8,436	$8,595	$17,077	$17,339

Earnings before income taxes:
Operating income:
Latin America	$140	$162	$184	$254
Asia Pacific	111	129	299	318
EEMEA	146	112	210	173
Europe	463	369	926	775
North America	269	194	472	364
Unrealized gains / (losses) on hedging activities	(54)	24	(47)	43
General corporate expenses	(63)	(76)	(135)	(145)
Amortization of intangibles	(55)	(55)	(109)	(109)
Gains on acquisition and divestitures, net	–	6	–	28
Acquisition-related costs	–	–	–	(2)

Operating income	957	865	1,800	1,699
Interest and other expense, net	(224)	(235)	(944)	(514)

Earnings before income taxes	$733	$630	$856	$1,185

Items impacting our segment operating results are discussed in Note 1, Basis of Presentation, including the Venezuelan currency remeasurements, Note 2, Divestitures and Acquisition, Note 6, Restructuring Programs, and Note 7, Integration Program.

Net revenues by consumer sector were:

	For the Three Months Ended June 30, 2014
	Latin	Asia			North
	America	Pacific	EEMEA	Europe	America	Total
	(in millions)

Biscuits	$333	$273	$171	$809	$1,384	$2,970
Chocolate	256	329	221	1,113	50	1,969
Gum & Candy	293	188	200	238	275	1,194
Beverages	197	137	327	848	–	1,509
Cheese & Grocery	163	157	89	371	14	794

Total net revenues	$1,242	$1,084	$1,008	$3,379	$1,723	$8,436

	For the Three Months Ended June 30, 2013
	Latin	Asia			North
	America	Pacific	EEMEA	Europe	America	Total
	(in millions)

Biscuits	$334	$355	$174	$780	$1,349	$2,992
Chocolate	270	363	240	1,062	58	1,993
Gum & Candy	363	207	190	246	278	1,284
Beverages	212	145	353	835	–	1,545
Cheese & Grocery	160	170	82	350	19	781

Total net revenues	$1,339	$1,240	$1,039	$3,273	$1,704	$8,595

	For the Six Months Ended June 30, 2014
	Latin	Asia			North
	America	Pacific	EEMEA	Europe	America	Total
	(in millions)

Biscuits	$660	$604	$318	$1,545	$2,711	$5,838
Chocolate	580	747	464	2,590	113	4,494
Gum & Candy	579	394	347	461	538	2,319
Beverages	452	259	555	1,625	–	2,891
Cheese & Grocery	327	303	162	715	28	1,535

Total net revenues	$2,598	$2,307	$1,846	$6,936	$3,390	$17,077

	For the Six Months Ended June 30, 2013
	Latin	Asia			North
	America	Pacific	EEMEA	Europe	America	Total
	(in millions)

Biscuits	$624	$743	$325	$1,481	$2,642	$5,815
Chocolate	648	812	512	2,456	131	4,559
Gum & Candy	696	429	345	475	556	2,501
Beverages	455	272	589	1,640	–	2,956
Cheese & Grocery	314	351	131	679	33	1,508

Total net revenues	$2,737	$2,607	$1,902	$6,731	$3,362	$17,339

Note 17.  Subsequent Event

On August 5, 2014, our Audit Committee, with authorization from our Board of Directors, approved a quarterly dividend of $0.15 per common share or $0.60 per common share on an annual basis. The dividend is payable on October 14, 2014 to shareholders of record at the close of business on September 30, 2014.

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

Over the last several years, we have been expanding geographically and building our presence in the snacking category. At the same time, we continue investing in product quality, marketing and innovation behind our iconic brands, while implementing a series of cost saving initiatives. We expect our global snacks businesses will build upon our strong presence across numerous markets, categories and channels including the high-margin instant consumption channel. Our goal is to achieve industry-leading revenue growth, leverage our cost structure through supply chain reinvention, productivity programs, overhead streamlining, volume growth and improved product mix to drive margin gains and grow earnings per share in the top-tier of our peer group.

Planned Coffee Business Transactions

On May 7, 2014, we announced that we have entered into an agreement to combine our wholly owned coffee portfolio (outside of France) with D.E Master Blenders 1753 B.V. In conjunction with this transaction, Acorn Holdings B.V. (“AHBV”), owner of D.E Master Blenders 1753, has made a binding offer to receive our coffee business in France. The parties have also invited our partners in certain joint ventures to join the new company. The transactions remain subject to regulatory approvals and the completion of employee information and consultation requirements.

Upon completion of all proposed transactions, we will receive cash of approximately $5 billion and a 49 percent equity interest in the new company, to be called Jacobs Douwe Egberts (“JDE”). AHBV will hold a majority share in the proposed combined company and will have a majority of the seats on the board, which will be chaired by current D.E Master Blenders 1753 Chairman Bart Becht. AHBV is owned by an investor group led by JAB Holding Company s.à r.l. We will have certain minority rights.

The transactions are expected to be completed in the course of 2015, subject to limited closing conditions, including regulatory approvals. During this time, we and D.E Master Blenders 1753 will undertake consultations with all Works Councils and employee representatives as required in connection with the transactions.

Certain expenses related to readying the businesses for the planned transactions (the “JDE coffee transactions”) have been incurred. During the three months ended June 30, 2014, the expenses totaled $12 million, of which $7 million was recorded in interest and other expense, net and $5 million in selling, general and administrative expenses primarily within our Europe segment.

2014-2018 Restructuring Program

On May 6, 2014, our Board of Directors approved a $3.5 billion restructuring program, comprised of approximately $2.5 billion in cash costs and $1 billion in non-cash costs (the “2014-2018 Restructuring Program”), and up to $2.2 billion of capital expenditures. The primary objective of the 2014-2018 Restructuring Program is to reduce our operating cost structure in both our supply chain and overhead costs. We expect the 2014-2018 Restructuring Program to generate annualized savings of at least $1.5 billion by the program’s completion at the end of 2018. Lower overheads and accelerated supply chain cost reductions are each expected to generate roughly half of the total incremental savings. We expect to incur the majority of the program’s charges in 2015 and 2016 and to complete the program by year-end 2018. The $2.2 billion of capital expenditures to support the restructuring program is included within our capital expenditure guidance of approximately 5 percent of net revenues for the next few years. For the three and six months ended June 30, 2014, we recorded restructuring and related implementation charges of $10 million. For additional information on the 2014-2018 Restructuring Program, see Note 6, Restructuring Programs.

Revision of Financial Statements

In finalizing our 2013 results, we identified certain out-of-period, non-cash, income tax-related errors in prior interim and annual periods. These errors were not material to any previously reported financial results; however, we revised our 2013 interim and prior-year financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended December 31, 2013, to reflect these items in the appropriate periods. The impact of the revision was a reduction of net earnings of $15 million for the three months and $47 million for the six months ended June 30, 2013. For additional details about the adjustments, see Note 1, Basis of Presentation – Revision of Financial Statements. For additional information about the procedures and controls we are also implementing, see Item 4, Controls and Procedures. The following discussion and analysis relates to after-tax results that were revised for the prior-periods presented.

Summary of Results and Other Highlights

•	Net revenues decreased 1.8% to $8.4 billion in the second quarter of 2014 and decreased 1.5% to $17.1 billion in the first six months of 2014 as compared to the same periods in the prior year.

•

Organic Net Revenue increased 1.2% to $8.7 billion in the second quarter of 2014 and increased 2.0% to $17.6 billion in the first six months of 2014 as compared to the same periods in the prior year. Organic Net Revenue is a non-GAAP financial measure we use to evaluate our underlying results (see the definition of Organic Net Revenue and our reconciliation with net revenues within Non-GAAP Financial Measures appearing later in this section). For the periods presented, Organic Net Revenue excludes the impact of currency, divestitures and an acquisition.

•

Diluted EPS attributable to Mondelēz International increased 9.1% to $0.36 in the second quarter of 2014 and decreased 27.0% to $0.46 in the first six months of 2014 as compared to the same periods in the prior year. As further discussed below, a number of items affected the comparability of our results, including the impact of Venezuela currency exchange developments that resulted in currency remeasurement charges of $142 million in the first quarter of 2014 and $54 million in the first quarter of 2013. Also, in connection with the debt tender offer that we completed in February 2014, we recorded $495 million in debt extinguishment and related expenses in the first six months of 2014.

•

Adjusted EPS increased 11.1% to $0.40 in the second quarter of 2014 and increased 9.7% to $0.79 in the first six months of 2014 as compared to the same periods in the prior year. On a constant currency basis, Adjusted EPS increased 19.4% to $0.43 in the second quarter of 2014 and increased 15.3% to $0.83 in the first six months of 2014 as compared to the same periods in the prior year. Adjusted EPS is a non-GAAP financial measure we use to evaluate our underlying results (see the definition of Adjusted EPS and our reconciliation with diluted EPS within Non-GAAP Financial Measures appearing later in this section). Adjusted EPS includes diluted EPS attributable to Mondelēz International and, for the periods presented, excludes: Spin-Off Costs, 2012-2014 Restructuring Program and 2014-2018 Restructuring Program costs, Integration Program and other acquisition integration costs, impact of net monetary asset remeasurements in Venezuela, a loss on debt extinguishment and related expenses, costs associated with the JDE coffee transactions, net earnings from divestitures, net gains on acquisition and divestitures and acquisition-related costs. We also evaluate Adjusted EPS on a constant currency basis as further noted in our discussion and analysis of historical results below.

•

As a result of recent Venezuelan currency exchange developments and the expected impact on our Venezuelan operations, we remeasured our Venezuelan bolivar-denominated net monetary assets as of March 31, 2014 from the official exchange rate of 6.30 bolivars to the U.S. dollar to the then-prevailing SICAD I exchange rate of 10.70 bolivars to the U.S. dollar. We recognized a $142 million currency remeasurement loss within selling, general and administrative expenses in the three months ended March 31, 2014. In the second quarter of 2014, the impact of the SICAD I rate change was not significant and there were no additional remeasurement charges recorded in operating income. In the three months ended June 30, 2013, we also recorded a $54 million currency remeasurement loss related to the devaluation of our net monetary assets in Venezuela at that time. The impact of the remeasurement, both in the current and prior year, is no longer included in our non-GAAP financial measures of Adjusted Operating Income and Adjusted EPS. We continue to monitor developments in the currency and actively manage our investment and exposures in Venezuela. If any of the rates, or application of the rates to our business, were to change, we may recognize additional currency losses or gains, which could be significant. Refer to Note 1, Basis of Presentation — Currency Translation and Highly Inflationary Accounting, for additional information.

•	On February 19, 2014, $500 million of our 6.75% U.S. dollar notes matured. The notes and accrued interest to date were paid with cash on hand and the issuance of commercial paper.

•

On February 6, 2014, we completed a cash tender offer and retired $1.6 billion of our outstanding higher coupon U.S. dollar debt. In connection with retiring this debt, during the first six months of 2014, we recorded a $495 million loss on debt extinguishment and related expenses related to the amount we paid to retire the debt in excess of its carrying value and from recognizing unamortized discounts and deferred financing costs in earnings at the time of the debt extinguishment.

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

•

During 2013, our Board of Directors authorized the repurchase of $7.7 billion of our Common Stock through December 31, 2016 under a share repurchase program. During the six months ended June 30, 2014, we repurchased $0.9 billion, or 26.0 million shares, of Common Stock at an average cost of $35.13 per share. All share repurchases were funded through available cash and commercial paper issuances. As of June 30, 2014, we have $4.0 billion in remaining share repurchase capacity.

Financial Outlook

Our long-term financial targets include:

•	Organic Net Revenue growth at or above expected category growth
•	Adjusted Operating Income growth of high single-digits on a constant currency basis
•	Double-digit Adjusted EPS growth on a constant currency basis

Refer to Non-GAAP Financial Measures appearing later in this section for more information on these measures.

Over the last three quarters, growth in the global food categories in which we sell our products has slowed significantly, due largely to macroeconomic issues impacting our consumers, particularly in emerging markets. We anticipate this slowdown will continue in the near term. Additionally, we may realize some dislocation as we increase prices to cover input cost inflation.

In 2014, we expect Organic Net Revenue growth to be 2% to 2.5%. Based on this outlook, we expect high single-digit growth in Adjusted Operating Income on a constant currency basis and high 12 percent range for our Adjusted Operating Income margin. We continue to expect Adjusted EPS of $1.73 to $1.78, up double digits on a constant currency basis. Our 2014 Adjusted EPS outlook reflects average 2013 currency rates.

Discussion and Analysis

Items Affecting Comparability of Financial Results

Remeasurement of Venezuelan Net Monetary Assets

As a result of recent Venezuelan currency exchange developments and the expected impact on our Venezuelan operations, on March 31, 2014, we remeasured our Venezuelan bolivar-denominated net monetary assets from the official exchange rate of 6.30 bolivars to the U.S. dollar to the then-prevailing SICAD I exchange rate of 10.70 bolivars to the U.S. dollar. We recognized a $142 million currency remeasurement loss within selling, general and administrative expenses in the three months ended March 31, 2014. In the three months ended March 31, 2013, we also recorded a $54 million currency remeasurement loss related to the devaluation of our net monetary assets in Venezuela at that time. Note that the impact of the current and prior-year remeasurements is included in our GAAP results and excluded from our non-GAAP Adjusted Operating Income and Adjusted EPS financial measures.

For the three months ended June 30, 2014, the impact of the SICAD I rate change was not significant and there were no additional remeasurement charges recorded in operating income. As of June 30, 2014, our remaining bolivar-denominated net monetary assets were $227 million. Our Venezuela net revenues were approximately $155 million, or 1.8% of consolidated net revenues, in the second quarter of 2014 and approximately $392 million, or 2.3% of consolidated net revenues, in the first half of 2014 (with the first quarter translated at the 6.30 official rate prior to the 2014 remeasurement). If any of the rates, or application of the rates to our business, were to change, we may recognize additional currency losses or gains, which could be significant. Refer to Note 1, Basis of Presentation — Currency Translation and Highly Inflationary Accounting, for additional information.

Tender Offer and Debt Issuance

On February 6, 2014, we completed a cash tender offer and retired $1.6 billion of our outstanding higher coupon U.S. dollar debt. In the first six months of 2014, we recorded a $495 million loss on debt extinguishment and related expenses related to the amount we paid to retire the debt in excess of its carrying value and from recognizing unamortized discounts and deferred financing costs in earnings at the time of the debt extinguishment. See Note 8, Debt, for additional information.

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

Our weighted-average interest rate on our total debt was 4.2% as of June 30, 2014, following the completion of our tender offer and debt retirement in the first quarter of 2014. Our weighted-average interest rate on our total debt as of December 31, 2013 was 4.8%, down from 5.8% as of December 31, 2012.

2012-2014 Restructuring Program

In 2012, our Board of Directors approved $1.5 billion of restructuring and related implementation costs (the “2012-2014 Restructuring Program”) reflecting primarily severance, asset disposals and other manufacturing-related one-time costs. The primary objective of the 2012-2014 Restructuring Program was to ensure that Mondelēz International and Kraft Foods Group, Inc. (“Kraft Foods Group”) were each set up to operate efficiently and execute on our respective business strategies upon separation and in the future.

Of the $1.5 billion of 2012-2014 Restructuring Program costs, we retained approximately $925 million and Kraft Foods Group retained the balance of the program. Since inception, we have incurred $579 million of our estimated $925 million total 2012-2014 Restructuring Program charges.

We recorded restructuring charges of $54 million for the three months and $96 million for the six months ended June 30, 2014 and $48 million for the three months and $88 million for the six months ended June 30, 2013 within asset impairment and exit costs. We also incurred implementation costs of $19 million for the three months and $43 million for the six months ended June 30, 2014 and $7 million for the three months and $11 million for the six months ended June 30, 2013, which were recorded within cost of sales and selling, general and administrative expenses. See Note 6, Restructuring Programs – 2012-2014 Restructuring Program, for additional information.

Integration Program

As a result of our combination with Cadbury Limited (formerly, Cadbury Plc or “Cadbury”) in 2010, we launched an integration program (the “Integration Program”) to combine the Cadbury operations with our operations and realize annual cost savings of approximately $750 million by the end of 2013 and revenue synergies from investments in distribution, marketing and product development. We achieved cost savings of approximately $800 million in 2012, a year ahead of schedule, and achieved our planned revenue synergies in 2013. Through the end of 2013, we incurred total integration charges of approximately $1.5 billion and completed incurring planned charges on the Integration Program.

We recorded reversals of Integration Program charges of $3 million in the three months and $5 million in the six months ended June 30, 2014 related to accruals no longer required. We recorded Integration Program charges of $52 million for the three months and $73 million for the six months ended June 30, 2013 in selling, general and administrative expenses within our Europe, Asia Pacific, Latin America and EEMEA segments. At June 30, 2014, we had a remaining accrued liability of $88 million related to the Integration Program, of which $50 million was recorded within other current liabilities and $38 million, primarily related to leased facilities no longer in use, was recorded within other long-term liabilities. See Note 7, Integration Program, for additional information.

Spin-Off Costs following Kraft Foods Group Divestiture

On October 1, 2012, we completed the Spin-Off of our North American grocery business, Kraft Foods Group, to our shareholders (the “Spin-Off”). Following the Spin-Off, Kraft Foods Group is an independent public company and we do not beneficially own any shares of Kraft Foods Group common stock. We continue to incur primarily Spin-Off transition costs, and historically we have incurred Spin-Off transaction, transition and financing and related costs (“Spin-Off Costs”) in our operating results. We recorded $16 million of pre-tax Spin-Off Costs in the three months and $19 million in the six months ended June 30, 2014 and $15 million in the three months and $24 million in the six months ended June 30, 2013. In fiscal year 2014, we expect to incur approximately $30 million of Spin-Off Costs related primarily to customer service and logistics, information systems and processes, as well as legal costs associated with revising intellectual property and other long-term agreements.

Divestitures and Acquisition

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

On February 22, 2013, we acquired the remaining interest in a biscuit operation in Morocco, which is now a wholly-owned subsidiary within our EEMEA segment. We paid net cash consideration of $119 million, consisting of $155 million purchase price net of cash acquired of $36 million. During the three months ended March 31, 2013, we also recorded a pre-tax gain of $22 million related to the remeasurement of our previously-held equity interest in the operation to fair value in accordance with U.S. GAAP. We recorded acquisition costs of $7 million in selling, general and administrative expenses and interest and other expense, net during the three months ended March 31, 2013. We recorded integration charges of $2 million for the three months and $3 million for the six months ended June 30, 2014 and $1 million for the three months ended June 30, 2013 within selling, general and administrative expenses.

Provision for Income Taxes

Our income tax provision could be significantly affected by a shift in pre-tax income between non-U.S. tax jurisdictions, from non-U.S. tax jurisdictions to the U.S. or by changes in non-U.S. or U.S. tax laws and regulations that apply to the earnings of subsidiaries outside of the United States as well as other factors. At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate reflects, among other items, our best estimate of operating results and currency exchange rates. However, in arriving at this estimate, we do not include the estimated impact of discrete one-time events. Examples of items which are not included in the estimated annual effective tax rate include subsequent recognition, derecognition and measurement of tax positions taken in previous periods.

Based on current tax laws, our estimated annual effective tax rate for 2014 is 19.6%, reflecting favorable impacts from the mix of pre-tax income in various non-U.S. tax jurisdictions, partially offset by the remeasurement of our Venezuelan net monetary assets. Our 2014 second quarter effective tax rate of 12.4% was favorably impacted by net tax benefits from $52 million of discrete one-time events, of which $37 million related to tax return to provision adjustments and $9 million related to favorable tax audit settlements and expirations of statutes of limitations in several jurisdictions. Our effective tax rate for the six months ended June 30, 2014 of 7.5% was due to net tax benefits from discrete one-time events and lower pre-tax income due to the tender-related loss on debt extinguishment and the remeasurement of the Venezuela net monetary assets. Of the discrete net tax benefits of $104 million, $60 million related to favorable tax audit settlements and expirations of statutes of limitations in several jurisdictions and $37 million related to tax return to provision adjustments.

As of the second quarter of 2013, our estimated annual effective tax rate for 2013 was 19.7%, reflecting favorable impacts from the mix of pre-tax income in various non-U.S. tax jurisdictions. Our 2013 second quarter effective tax rate of 4.4% was favorably impacted by net tax benefits from $93 million of discrete one-time events, of which $52 million related to favorable tax audit settlements and expirations of statutes of limitations in several jurisdictions and $39 million was associated with a business divestiture. Our effective tax rate for the six months ended June 30, 2013 of 3.5% was favorably impacted by net tax benefits from $186 million of discrete one-time events, of which, $132 million related to favorable tax audit settlements and expirations of statutes of limitations in several jurisdictions and $39 million was associated with a business divestiture.

See Note 1, Basis of Presentation – Revision of Financial Statements, for information related to the revision of income taxes. During the three months ended June 30, 2014, as part of our ongoing remediation efforts related to the material weakness in internal controls over the accounting for income taxes, we recorded a number of out-of-period adjustments that had an immaterial benefit on the provision for income taxes for the three months ended June 30, 2014 of $5 million. The out-of-period adjustments were not material to the consolidated financial statements for any prior period.

Consolidated Results of Operations

The following discussion compares our consolidated results of operations for the three and six months ended June 30, 2014 and 2013.

Three Months Ended June 30:

	For the Three Months Ended
	June 30,
	2014	2013	$ change	% change
	(in millions, except per share data)

Net revenues	$8,436	$8,595	$(159)	(1.8%	)

Operating income	$957	$865	$92	10.6%

Net earnings attributable to Mondelēz International	$622	$601	$21	3.5%

Diluted earnings per share attributable to Mondelēz International	$0.36	$0.33	$0.03	9.1%

Net Revenues – Net revenues decreased $159 million (1.8%) to $8,436 million in the second quarter of 2014, and Organic Net Revenue (1) increased $102 million (1.2%) to $8,683 million. The changes in net revenues and Organic Net Revenue are detailed below:

Change in net revenues (by percentage point)
Higher net pricing	3.6	pp
Unfavorable volume/mix	(2.4	)pp

Total change in Organic Net Revenue (1)	1.2%
Unfavorable currency	(2.9	)pp
Impact of divestitures	(0.1	)pp

Total change in net revenues	(1.8)%

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.

Organic Net Revenue growth was driven by higher net pricing, partially offset by unfavorable volume/mix. Higher net pricing in Latin America (primarily Venezuela, Argentina and Brazil), EEMEA, Asia Pacific and North America was partially offset by lower net pricing in Europe due to lower coffee prices. Unfavorable volume/mix was driven primarily by lower shipments in Asia Pacific, Europe and Latin America. Unfavorable currency impacts decreased net revenues by $247 million, due primarily to the devaluation of the Venezuelan bolivar in March 2014 and the strength of the U.S. dollar relative to several foreign currencies, including the Argentinean peso, Ukrainian hryvnya, Brazilian real, Russian ruble, Australian dollar and Canadian dollar, partially offset by the strength of the euro and British pound sterling relative to the U.S. dollar. The impact of divestitures completed in 2013 resulted in a year-over-year decrease in net revenues of $14 million.

Operating Income – Operating income increased $92 million (10.6%) to $957 million in the second quarter of 2014, Adjusted Operating Income (1) increased $81 million (8.3%) to $1,060 million, and Adjusted Operating Income (on a constant currency basis) (1) increased $116 million (11.8%) to $1,095 million due to the following:

	Operating
	Income	Change
	(in millions)	(percentage point)

Operating Income for the Three Months Ended June 30, 2013	$865
Integration Program and other acquisition integration costs	53	6.1pp
Spin-Off Costs	15	1.9pp
2012-2014 Restructuring Program costs	55	6.7pp
Gains on divestitures, net	(6)	(0.7)pp
Operating income from divestitures	(3)	(0.3)pp

Adjusted Operating Income (1) for the Three Months Ended June 30, 2013	$979
Higher net pricing	309	31.6pp
Higher input costs	(175)	(17.9)pp
Unfavorable volume/mix	(108)	(11.1)pp
Lower selling, general and administrative expenses	167	17.0pp
Change in unrealized gains / (losses) on hedging activities	(78)	(7.9)pp
Other, net	1	0.1pp

Total change in Adjusted Operating Income (constant currency) (1)	116	11.8%

Unfavorable currency—translation	(35)	(3.5)pp

Total change in Adjusted Operating Income (1)	81	8.3%

Adjusted Operating Income (1) for the Three Months Ended June 30, 2014	$1,060
Integration Program and other acquisition integration costs	1	0.1pp
Spin-Off Costs	(16)	(1.8)pp
2012-2014 Restructuring Program costs	(73)	(7.9)pp
2014-2018 Restructuring Program costs	(10)	(1.2)pp
Costs associated with the JDE coffee transactions	(5)	(0.6)pp

Operating Income for the Three Months Ended June 30, 2014	$957	10.6%

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.

During the quarter, higher net pricing outpaced increased input costs. Higher net pricing in Latin America, EEMEA, Asia Pacific and North America was partially offset by lower net pricing in Europe due to lower coffee pricing. The increase in input costs was driven by higher raw material costs, in part due to higher currency exchange transaction costs on imported materials, partially offset by lower manufacturing costs. Unfavorable volume/mix was driven primarily by Asia Pacific, Latin America and Europe, partially offset by EEMEA and North America.

Total selling, general and administrative expenses decreased $231 million from the second quarter of 2013, due in part to a favorable currency impact, lower Integration Program costs and the absence of costs related to businesses divested in 2013, which were partially offset by costs incurred for the 2014-2018 Restructuring Program, higher 2012-2014 Restructuring Program costs and costs incurred related to the JDE coffee transactions. Excluding these factors, selling, general and administrative expenses decreased $167 million from the second quarter of 2013, driven primarily by lower advertising and consumer promotion costs and lower overhead costs. Advertising and consumer promotion costs were lower in the current year due to the timing of significant prior-year investments, savings through consolidating media providers, reduction in non-working media costs and efficiencies gained by shifting spending to lower-cost, digital media outlets. Overhead costs fell as a result of continued cost management efforts.

The change in unrealized gains / (losses) decreased operating income by $78 million for the second quarter of 2014 and relates to currency and commodity hedging activity. For the three months ended June 30, 2014, the change in unrealized gains / (losses) was a net loss of $54 million as compared to a net gain of $24 million for the three months ended June 30, 2013.

Unfavorable currency impacts decreased operating income by $35 million, due primarily to the devaluation of the Venezuelan bolivar in 2014 and the strength of the U.S. dollar relative to several foreign currencies, including the Argentinean peso, Ukrainian hryvnya, Brazilian real, Russian ruble and Canadian dollar, partially offset by the strength of the euro and British pound sterling relative to the U.S. dollar.

Operating income margin increased from 10.1% in the second quarter of 2013 to 11.3% in the second quarter of 2014. Adjusted Operating Income margin increased from 11.4% in the second quarter of 2013 to 12.6% in the second quarter of 2014. The increase in Adjusted Operating Income margin was driven primarily by lower advertising and consumer promotion costs due to timing of prior-year investments and current year productivity initiatives and lower overhead costs from continued cost management efforts, partially offset by a decline in gross profit margin due entirely to the unfavorable impact of unrealized gains / (losses) from commodity and currency hedging activities.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $622 million increased by $21 million (3.5%) in the second quarter of 2014. Diluted EPS attributable to Mondelēz International was $0.36 in the second quarter of 2014, up $0.03 (9.1%) from the second quarter of 2013. Adjusted EPS (1) was $0.40 in the second quarter of 2014, up $0.04 (11.1%) from the second quarter of 2013. Adjusted EPS (on a constant currency basis) (1) was $0.43 in the second quarter of 2014, up $0.07 (19.4%) from the second quarter of 2013. These changes, shown net of tax below, were due to the following:

Diluted EPS

Diluted EPS Attributable to Mondelēz International for the Three Months Ended June 30, 2013	$0.33
Spin-Off Costs (2)	0.01
2012-2014 Restructuring Program costs	0.02
Integration Program and other acquisition integration costs	0.02
Gains on divestitures, net	(0.02)
Net earnings from divestitures	–

Adjusted EPS (1) for the Three Months Ended June 30, 2013	$0.36
Increase in operations	0.07
Change in unrealized gains / (losses) on hedging activities	(0.03)
Lower interest and other expense, net (3)	0.01
Changes in shares outstanding	0.02
Changes in income taxes	–

Adjusted EPS (constant currency) (1) for the Three Months Ended June 30, 2014	$0.43
Unfavorable currency—translation	(0.03)

Adjusted EPS (1) for the Three Months Ended June 30, 2014	$0.40
Spin-Off Costs (2)	(0.01)
2012-2014 Restructuring Program costs	(0.03)
2014-2018 Restructuring Program costs	–
Integration Program and other acquisition integration costs	–
Tax benefit related to remeasurement of net monetary assets in Venezuela	0.01
Costs associated with the JDE coffee transactions	(0.01)

Diluted EPS Attributable to Mondelēz International for the Three Months Ended June 30, 2014	$0.36

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.
(2)	Spin-Off Costs include pre-tax Spin-Off Costs of $16 million for the three months ended June 30, 2014 and $15 million for the three months ended June 30, 2013 in selling, general and administrative expense.
(3)	Excludes the favorable currency impact on interest expense related to our non-U.S. dollar denominated debt.

Six Months Ended June 30:

	For the Six Months Ended
	June 30,
	2014	2013	$ change	% change
	(in millions, except per share data)

Net revenues	$17,077	$17,339	$(262)	(1.5%	)

Operating income	$1,800	$1,699	$101	5.9%

Net earnings attributable to Mondelēz International	$785	$1,137	$(352)	(31.0%	)

Diluted earnings per share attributable to Mondelēz International	$0.46	$0.63	$(0.17)	(27.0%	)

Net Revenues – Net revenues decreased $262 million (1.5%) to $17,077 million in the first six months of 2014, and Organic Net Revenue (1) increased $343 million (2.0%) to $17,634 million. The changes in net revenues and Organic Net Revenue are detailed below:

Change in net revenues (by percentage point)
Higher net pricing	3.1	pp
Unfavorable volume/mix	(1.1	)pp

Total change in Organic Net Revenue (1)	2.0%
Unfavorable currency	(3.3	)pp
Impact of divestitures	(0.3	)pp
Impact of acquisition	0.1	pp

Total change in net revenues	(1.5)%

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.

Organic Net Revenue growth was driven by higher net pricing, partially offset by unfavorable volume/mix. Higher net pricing in Latin America (primarily Venezuela, Argentina and Brazil), EEMEA, North America and Asia Pacific was partially offset by lower net pricing in Europe due to lower coffee prices. Unfavorable volume/mix was driven primarily by lower shipments in Asia Pacific, Europe and Latin America, partially offset by higher shipments in North America and EEMEA. Unfavorable currency impacts decreased net revenues by $571 million, due primarily to the devaluation of the Venezuelan bolivar in February 2013 and March 2014 and the strength of the U.S. dollar relative to several foreign currencies, including the Argentinean peso, Brazilian real, Russian ruble, Australian dollar, Ukrainian hryvnya, Indian rupee and Canadian dollar, partially offset by the strength of the euro and British pound sterling relative to the U.S. dollar. The impact of divestitures completed in 2013 resulted in a year-over-year decrease in net revenues of $48 million. The acquisition of a biscuit operation in Morocco on February 22, 2013 added $14 million in incremental net revenues this year for the period prior to the anniversary date of the acquisition.

Operating Income – Operating income increased $101 million (5.9%) to $1,800 million in the first six months of 2014, Adjusted Operating Income (1) increased $191 million (9.9%) to $2,113 million, and Adjusted Operating Income (on a constant currency basis) (1) increased $265 million (13.8%) to $2,187 million due to the following:

	Operating
	Income	Change
	(in millions)	(percentage point)

Operating Income for the Six Months Ended June 30, 2013	$1,699
Spin-Off Costs	24	1.5pp
2012-2014 Restructuring Program costs	99	5.9pp
Integration Program and other acquisition integration costs	74	4.2pp
Remeasurement of net monetary assets in Venezuela	54	3.3pp
Gains on acquisition and divestitures, net	(28)	(1.5)pp
Acquisition-related costs	2	0.1pp
Operating income from divestitures	(2)	(0.2)pp

Adjusted Operating Income (1) for the Six Months Ended June 30, 2013	$1,922
Higher net pricing	529	27.5pp
Higher input costs	(292)	(15.1)pp
Unfavorable volume/mix	(128)	(6.7)pp
Lower selling, general and administrative expenses	236	12.2pp
Change in unrealized gains / (losses) on hedging activities	(90)	(4.7)pp
Gain on sale of property in 2014	7	0.4pp
Impact from acquisition	3	0.2pp

Total change in Adjusted Operating Income (constant currency) (1)	265	13.8%

Unfavorable currency—translation	(74)	(3.9)pp

Total change in Adjusted Operating Income (1)	191	9.9%

Adjusted Operating Income (1) for the Six Months Ended June 30, 2014	$2,113
Spin-Off Costs	(19)	(1.1)pp
2012-2014 Restructuring Program costs	(139)	(7.4)pp
2014-2018 Restructuring Program costs	(10)	(0.6)pp
Integration Program and other acquisition integration costs	2	0.2pp
Remeasurement of net monetary assets in Venezuela	(142)	(8.1)pp
Costs associated with the JDE coffee transactions	(5)	(0.3)pp

Operating Income for the Six Months Ended June 30, 2014	$1,800	5.9%

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.

During the first six months of 2014, higher net pricing outpaced increased input costs. Higher net pricing in Latin America, EEMEA, North America and Asia Pacific was partially offset by lower net pricing in Europe due to lower coffee pricing. The increase in input costs was driven by higher raw material costs, in part due to higher currency exchange transaction costs on imported materials, partially offset by lower manufacturing costs. Unfavorable volume/mix was driven by Asia Pacific, Latin America and Europe, partially offset by EEMEA and North America.

Total selling, general and administrative expenses decreased $298 million from the first six months of 2013, due in part to a favorable currency impact, lower Integration Program costs, lower Spin-Off Costs, a gain on a sale of property in 2014 and the absence of costs related to businesses divested in 2013, which were partially offset by the year-over-year negative impact from the devaluation of our net monetary assets in Venezuela in both 2014 and 2013, higher 2012-2014 Restructuring Program costs, costs incurred for the 2014-2018 Restructuring Program and costs incurred related to the JDE coffee transactions. Excluding these factors, selling, general and administrative expenses decreased $236 million from the first six months of 2013, driven primarily by lower advertising and consumer promotion costs and lower overhead costs. Advertising and consumer promotion costs were lower in the current year due to the timing of significant prior-year investments, savings through consolidating media providers, reduction in non-working media costs and efficiencies gained by shifting spending to lower-cost, digital media outlets. Overhead costs fell as a result of continued cost management efforts.

The change in unrealized gains / (losses) decreased operating income by $90 million for the first six months of 2014 and relates to currency and commodity hedging activity. For the six months ended June 30, 2014, the change in unrealized gains / (losses) was a net loss of $47 million, primarily due to currency hedging activity, as compared to a net gain of $43 million for the six months ended June 30, 2013. In the first six months of 2014, we recorded a pre-tax gain of $7 million related to a property in Europe. The acquisition of a biscuit operation in Morocco on February 22, 2013 added $3 million in incremental operating income this year for the period prior to the anniversary of the acquisition.

Unfavorable currency impacts decreased operating income by $74 million, due primarily to the devaluation of the Venezuelan bolivar in 2013 and 2014 and the strength of the U.S. dollar relative to several foreign currencies, including the Argentinean peso, Brazilian real, Australian dollar, Russian ruble and Ukrainian hryvnya, partially offset by the strength of the euro and British pound sterling relative to the U.S. dollar.

Operating income margin increased from 9.8% in the first six months of 2013 to 10.5% in the first six months of 2014. Adjusted Operating Income margin increased from 11.1% in the first six months of 2013 to 12.4% in the first six months of 2014. The increase in Adjusted Operating Income margin was driven primarily by lower advertising and consumer promotion costs due to timing of prior-year investments and current year productivity initiatives and lower overhead costs from continued cost management efforts, partially offset by a decline in gross profit margin due entirely to the unfavorable impact of unrealized gains / (losses) on currency and commodity hedging activities.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $785 million decreased by $352 million (31.0%) in the first six months of 2014. Diluted EPS attributable to Mondelēz International was $0.46 in the first six months of 2014, down $0.17 (27.0%) from the first six months of 2013. Adjusted EPS (1) was $0.79 in the first six months of 2014, up $0.07 (9.7%) from the first six months of 2013. Adjusted EPS (on a constant currency basis) (1) was $0.83 in the first six months of 2014, up $0.11 (15.3%) from the first six months of 2013. These changes, shown net of tax below, were due to the following:

Diluted EPS

Diluted EPS Attributable to Mondelēz International for the Six Months Ended June 30, 2013	$0.63
Spin-Off Costs (2)	0.01
2012-2014 Restructuring Program costs	0.04
Integration Program and other acquisition integration costs	0.03
Remeasurement of net monetary assets in Venezuela	0.03
Gains on acquisition and divestitures, net	(0.03)
Acquisition-related costs	0.01
Net earnings from divestitures	–

Adjusted EPS (1) for the Six Months Ended June 30, 2013	$0.72
Increase in operations	0.15
Gain on sale of property in 2014	–
Change in unrealized gains / (losses) on hedging activities	(0.04)
Lower interest and other expense, net (3)	0.02
Changes in income taxes	(0.06)
Changes in shares outstanding	0.04

Adjusted EPS (constant currency) (1) for the Six Months Ended June 30, 2014	$0.83
Unfavorable currency—translation	(0.04)

Adjusted EPS (1) for the Six Months Ended June 30, 2014	$0.79
Spin-Off Costs (2)	(0.01)
2012-2014 Restructuring Program costs	(0.06)
2014-2018 Restructuring Program costs	–
Loss on debt extinguishment and related expenses (4)	(0.18)
Integration Program and other acquisition integration costs	–
Remeasurement of net monetary assets in Venezuela	(0.08)
Net earnings from divestitures	–

Diluted EPS Attributable to Mondelēz International for the Six Months Ended June 30, 2014	$0.46

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.
(2)	Spin-Off Costs include of pre-tax Spin-Off Costs of $19 million for the six months ended June 30, 2014 and $24 million for the six months ended June 30, 2013 in selling, general and administrative expense.
(3)	Excludes the favorable currency impact on interest expense related to our non-U.S. dollar denominated debt.
(4)	On February 6, 2014, we completed a cash tender offer and retired $1.56 billion of outstanding long term debt. In the six months ended June 30, 2014, we recorded a pre-tax loss on debt extinguishment and related expenses of $495 million ($307 million net of estimated taxes) within interest expense for the amount paid to retire the debt in excess of its carrying value and from recognizing unamortized discounts and deferred financing costs in earnings at the time of the debt extinguishment.

Results of Operations by Reportable Segment

Our operations, management structure and segments are organized into five reportable operating segments:

•	Latin America
•	Asia Pacific
•	EEMEA
•	Europe
•	North America

We manage the operations within Latin America, Asia Pacific and EEMEA by location and Europe and North America by product category.

The following discussion compares the net revenues and earnings of each of our reportable segments for the three and six months ended June 30, 2014 and 2013.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in millions)

Net revenues:
Latin America	$1,242	$1,339	$2,598	$2,737
Asia Pacific	1,084	1,240	2,307	2,607
EEMEA	1,008	1,039	1,846	1,902
Europe	3,379	3,273	6,936	6,731
North America	1,723	1,704	3,390	3,362

Net revenues	$8,436	$8,595	$17,077	$17,339

Earnings before income taxes:
Operating income:
Latin America	$140	$162	$184	$254
Asia Pacific	111	129	299	318
EEMEA	146	112	210	173
Europe	463	369	926	775
North America	269	194	472	364
Unrealized gains / (losses) on hedging activities	(54)	24	(47)	43
General corporate expenses	(63)	(76)	(135)	(145)
Amortization of intangibles	(55)	(55)	(109)	(109)
Gains on acquisition and divestitures, net	–	6	–	28
Acquisition-related costs	–	–	–	(2)

Operating income	957	865	1,800	1,699
Interest and other expense, net	(224)	(235)	(944)	(514)

Earnings before income taxes	$733	$630	$856	$1,185

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

In connection with our 2014-2018 Restructuring Program, we recorded restructuring charges of $1 million during the three and six months ended June 30, 2014 in operations as part of asset impairment and exit costs. We also recorded implementation costs of $9 million during the three and six months ended June 30, 2014 in operations as a part of cost of sales and selling, general and administrative expenses. These charges were recorded within our Latin America segment and general corporate expenses.

In connection with our 2012-2014 Restructuring Program, we recorded restructuring charges of $54 million during the three months and $96 million during the six months ended June 30, 2014 and $48 million during the three months and $88 million during the six months ended June 30, 2013 in operations, as a part of asset impairment and exit costs. We also recorded implementation costs of $19 million during the three months and $43 million during the six months ended June 30, 2014 and $7 million during the three months and $11 million during the six months ended June 30, 2013 in operations, as a part of cost of sales and selling, general and administrative expenses. These charges were recorded primarily within our Europe, North America and EEMEA segments.

In connection with our Integration Program, we recorded reversals of Integration Program charges of $3 million during the three months and $5 million during the six months ended June 30, 2014 related to accruals no longer required. We recorded charges of $52 million during the three months and $73 million during the six months ended June 30, 2013. At June 30, 2014, $50 million of our net Integration Program liability was recorded within other current liabilities and $38 million, primarily related to leased facilities no longer in use, was recorded within other long-term liabilities. We recorded charges in the Integration Program in operations, as a part of selling, general and administrative expenses primarily within our Europe, Asia Pacific, Latin America and EEMEA segments.

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

On January 24, 2014, the Venezuelan government announced the expansion of the auction-based currency transaction program referred to as SICAD or SICAD I and new profit margin controls. The application of the SICAD I rate was extended to include foreign investments and significant operating activities, including contracts for leasing and services, use and exploitation of patents and trademarks, payments of royalties and contracts for technology import and technical assistance. As of June 30, 2014, the SICAD I exchange rate was 10.60 bolivars to the U.S. dollar.

Additionally, on March 24, 2014, the Venezuelan government launched a new market-based currency exchange market, SICAD II. SICAD II may be used voluntarily to exchange bolivars into U.S. dollars. As of June 30, 2014, the SICAD II exchange rate was 49.98 bolivars to the U.S. dollar. There have been few market transactions to date and we continue to evaluate the new SICAD II market.

Our Venezuelan operations produce a wide range of biscuit, cheese & grocery, confectionery and beverage products. Based on the currency exchange developments this quarter, we have reviewed our domestic and international sourcing of goods and services and the exchange rates we believe will be applicable. We evaluated the level of primarily raw material imports that we believe would continue to be sourced in exchange for U.S. dollars converted at the official 6.30 exchange rate. Our remaining imported goods and services would primarily be valued at the SICAD I exchange rate. Imports that do not currently qualify for either the official rate or SICAD I rate may be sourced at the SICAD II rate.

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

As of March 31, 2014, we began to apply the SICAD I exchange rate to remeasure our bolivar-denominated net monetary assets, and we began translating our Venezuelan operating results at the new rate in the second quarter of 2014. On March 31, 2014, we recognized a $142 million currency remeasurement loss within selling, general and administrative expenses of our Latin America segment as a result of revaluing our bolivar-denominated net monetary assets from the official exchange rate of 6.30 bolivars to the U.S. dollar to the then-prevailing SICAD I exchange rate of 10.70 bolivars to the U.S. dollar. For the three months ended June 30, 2014, the impact of the SICAD I rate change was not significant and there were no additional remeasurement charges recorded in operating income.

The following table sets forth net revenues for our Venezuelan operations for the three and six months ended June 30, 2014 (with the first quarter translated at the 6.30 official rate prior to the remeasurement), and cash, net monetary assets and net assets of our Venezuelan subsidiaries as of June 30, 2014 (translated at 10.70 bolivars to the U.S. dollar):

Venezuela operations	Three Months Ended June 30, 2014
Net Revenues	$155 million or 1.8% of consolidated net revenue

Six Months Ended June 30, 2014
Net Revenues	$392 million or 2.3% of consolidated net revenue

As of June 30, 2014
Cash	$261 million
Net Monetary Assets	$227 million
Net Assets	$460 million

The SICAD I and II rates are variable rates. Unlike the official rate that was devalued and fixed at 6.30 bolivars to the U.S. dollar, the SICAD I rate reflects currently offered rates based on recently cleared auction transactions, and the SICAD II rate reflects voluntary market-based currency exchange transactions cleared by the Central Bank of Venezuela. As such, these rates are expected to vary over time. If any of the rates, or application of the rates to our business, were to change, we may recognize additional currency losses or gains, which could be significant.

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

On January 23, 2014, the Central Bank of Argentina adjusted its currency policy, removed its currency stabilization measures and allowed the Argentine peso exchange rate to float relative to the U.S. dollar. On that day, the value of the Argentine peso relative to the U.S. dollar fell by 15%, and from December 31, 2013 through June 30, 2014, the value of the peso declined 25%. Further volatility and declines in the exchange rate are expected. Based on the current state of Argentine currency rules and regulations, the business environment remains challenging; however, we do not expect the existing controls and restrictions to have a material adverse effect on our business, financial condition or results of operations. Our Argentinian operations contributed approximately $170 million, or 2.0% of consolidated net revenues, in the three months and $340 million, or 2.0% of consolidated net revenues, in the six months ended June 30, 2014. Argentina is not designated as a highly-inflationary economy at this time for accounting purposes, so we continue to record currency translation adjustments within equity and realized exchange gains and losses on transactions in earnings.

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

On February 22, 2013, we acquired the remaining interest in a biscuit operation in Morocco, which is now a wholly-owned subsidiary within our EEMEA segment. We paid net cash consideration of $119 million, consisting of $155 million purchase price net of cash acquired of $36 million. During the three months ended March 31, 2013, we also recorded a pre-tax gain of $22 million related to the remeasurement of our previously-held equity interest in the operation to fair value in accordance with U.S. GAAP and acquisition costs of $7 million in selling, general and administrative expenses and interest and other expense, net. We recorded integration charges of $2 million for the three months and $3 million for the six months ended June 30, 2014 and $1 million for the three months ended June 30, 2013 within selling, general and administrative expenses.

Net changes in unrealized gains / (losses) relate to currency and commodity hedging activity and were $(54) million for the three months and $(47) million for the six months ended June 30, 2014 and $24 million for the three months and $43 million for the six months ended June 30, 2013. Once realized, the gains or losses are reclassified to segment operating income.

The $13 million decrease in general corporate expenses in the three months ended June 30, 2014 was due primarily to lower corporate functions/project expenses and other general corporate expenses, partially offset by implementation costs incurred for the 2014-2018 Restructuring Program. Corporate functions/project expenses decreased $12 million from $56 million to $44 million, primarily due to certain personnel-related support costs that were migrated to our North America segment. The $10 million decrease in general corporate expenses for the six months ended June 30, 2014 was due primarily to lower Spin-Off Costs and lower other general corporate expenses, partially offset by implementation costs incurred for the 2014-2018 Restructuring Program and higher corporate functions/project expenses. Spin-Off Costs within general corporate expenses decreased $7 million from $24 million to $17 million. Implementation costs incurred for the 2014-2018 Restructuring Program of $8 million were charged to general corporate expense. Corporate functions/project expenses increased $1 million from $109 million to $110 million, driven by charges due to an unclaimed property liability and a legal matter, mostly offset by certain personnel-related support costs that were migrated to our North America segment and continued costs management efforts.

The $11 million decrease in interest and other expense, net in the three months ended June 30, 2014 was due primarily to lower interest expense due to recently refinanced long-term debt. The $430 million increase in interest and other expense, net for the six months ended June 30, 2014 was due primarily to the $495 million loss on debt extinguishment and related expenses, partially offset by lower interest expense due to recently refinanced long-term debt.

Latin America

	For the Three Months Ended June 30,
	2014	2013	$ change	% change
		(in millions)

Net revenues	$1,242	$1,339	$(97)	(7.2%	)
Segment operating income	140	162	(22)	(13.6%	)

	For the Six Months Ended June 30,
	2014	2013	$ change	% change
		(in millions)

Net revenues	$2,598	$2,737	$(139)	(5.1%	)
Segment operating income	184	254	(70)	(27.6%	)

Three Months Ended June 30:

Net revenues decreased $97 million (7.2%), due to unfavorable currency (19.0 pp) and unfavorable volume/mix (6.9 pp), partially offset by higher net pricing (18.7 pp). Unfavorable currency impacts were due primarily to the Venezuelan bolivar devaluation in March 2014 and the strength of the U.S. dollar relative to the Argentinean peso and Brazilian real. Unfavorable volume/mix was driven primarily by Mexico, Venezuela and Argentina, partially offset by gains in Brazil (including a benefit from the later timing of Easter) and the Western Andean countries. Higher net pricing was reflected primarily in higher inflationary countries, Venezuela and Argentina, as well as in Brazil and Mexico.

Segment operating income decreased $22 million (13.6%), due primarily to higher raw material costs, unfavorable volume/mix, unfavorable currency and higher manufacturing costs, partially offset by higher net pricing and lower other selling, general and administrative expenses.

Six Months Ended June 30:

Net revenues decreased $139 million (5.1%), due to unfavorable currency (18.4 pp) and unfavorable volume/mix (4.0 pp), partially offset by higher net pricing (17.3 pp). Unfavorable currency impacts were due primarily to the Venezuelan bolivar devaluation in February 2013 and March 2014 and the strength of the U.S. dollar relative to the Argentinean peso and Brazilian real. Unfavorable volume/mix was driven primarily by Venezuela, Mexico and Argentina, partially offset by gains in the Western Andean countries and Brazil. Higher net pricing was reflected primarily in higher inflationary countries, Venezuela and Argentina, as well as in Brazil and Mexico.

Segment operating income decreased $70 million (27.6%), due primarily to higher raw material costs, the year-over-year net impact from the remeasurement of net monetary assets in Venezuela, unfavorable currency, unfavorable volume/mix and higher 2012-2014 Restructuring Program costs, partially offset by higher net pricing, the absence of Integration Program costs in the first six months of 2014 and lower other selling, general and administrative expenses.

Asia Pacific

	For the Three Months Ended June 30,
	2014	2013	$ change	% change
		(in millions)

Net revenues	$1,084	$1,240	$(156)	(12.6%	)
Segment operating income	111	129	(18)	(14.0%	)

	For the Six Months Ended June 30,
	2014	2013	$ change	% change
		(in millions)

Net revenues	$2,307	$2,607	$(300)	(11.5%	)
Segment operating income	299	318	(19)	(6.0%	)

Three Months Ended June 30:

Net revenues decreased $156 million (12.6%), due to unfavorable volume/mix (9.9 pp) and unfavorable currency (4.3 pp), partially offset by higher net pricing (1.6 pp). Unfavorable volume/mix was driven primarily by China, Australia/New Zealand and Indonesia, partially offset by gains in India. Unfavorable currency impacts were due primarily to the strength of the U.S. dollar relative to the Australian dollar and Indian rupee. Higher net pricing was primarily due to India, Indonesia and the Philippines.

Segment operating income decreased $18 million (14.0%), due primarily to higher raw material costs and unfavorable volume/mix, partially offset by lower manufacturing costs, lower other selling, general and administrative expenses, lower advertising and consumer promotion costs, higher net pricing and the absence of Integration Program costs in 2014.

Six Months Ended June 30:

Net revenues decreased $300 million (11.5%), due to unfavorable volume/mix (6.7 pp) and unfavorable currency (6.1 pp), partially offset by higher net pricing (1.3 pp). Unfavorable volume/mix was driven primarily by China, Australia/New Zealand, Indonesia and Thailand, partially offset by gains in India. Unfavorable currency impacts were due primarily to the strength of the U.S. dollar relative to the Australian dollar, Indian rupee and Indonesian rupiah. Higher net pricing was primarily due to India, Indonesia and the Philippines.

Segment operating income decreased $19 million (6.0%), due primarily to higher raw material costs, unfavorable volume/mix and unfavorable currency, partially offset by lower manufacturing costs, lower other selling, general and administrative expenses, lower advertising and consumer promotion costs, higher net pricing and the absence of Integration Program costs in 2014.

EEMEA

	For the Three Months Ended June 30,
	2014	2013	$ change	% change
		(in millions)

Net revenues	$1,008	$1,039	$(31)	(3.0%	)
Segment operating income	146	112	34	30.4%

	For the Six Months Ended June 30,
	2014	2013	$ change	% change
		(in millions)

Net revenues	$1,846	$1,902	$(56)	(2.9%	)
Segment operating income	210	173	37	21.4%

Three Months Ended June 30:

Net revenues decreased $31 million (3.0%), due to unfavorable currency (9.2 pp) and the impact of divestitures (0.1 pp), partially offset by favorable volume/mix (3.3 pp) and higher net pricing (3.0 pp). Unfavorable currency impacts were due to the strength of the U.S. dollar relative to most currencies in the region, primarily the Ukrainian hryvnya, Russian ruble, Turkish lira and South African rand. Divestitures completed in 2013 resulted in a $1 million decline in net revenues. Favorable volume/mix was driven primarily by the Gulf Cooperation Council (“GCC”) countries and Turkey. Higher net pricing was reflected across most of the segment, primarily in Russia and Turkey.

Segment operating income increased $34 million (30.4%), due primarily to higher net pricing, the absence of Integration Program costs in 2014, lower advertising and consumer promotion costs, lower manufacturing costs, favorable volume/mix and lower other selling, general and administrative expenses, partially offset by higher raw material costs, unfavorable currency and higher 2012-2014 Restructuring Program costs.

Six Months Ended June 30:

Net revenues decreased $56 million (2.9%), due to unfavorable currency (9.7 pp) and the impact of divestitures (1.0 pp), partially offset by favorable volume/mix (4.3 pp), higher net pricing (2.7 pp) and the impact of the February 2013 acquisition of a biscuit operation in Morocco (0.8 pp). Unfavorable currency impacts were due to the strength of the U.S. dollar relative to most currencies in the region, primarily the Russian ruble, Ukrainian hryvnya, South African rand and Turkish lira. Divestitures completed in 2013 resulted in a $20 million decline in net revenues. Favorable volume/mix was driven primarily by the GCC countries, Russia and Turkey. Higher net pricing was reflected across most of the segment, primarily in Turkey and Russia. The acquisition of a biscuit operation in Morocco in February 2013 added $14 million in incremental net revenues for the first six months of 2014 for the period prior to the anniversary date of the acquisition.

Segment operating income increased $37 million (21.4%), due primarily to higher net pricing, favorable volume/mix, lower manufacturing costs, the absence of Integration Program costs in 2014, lower advertising and consumer promotion costs and the impact of 2013 divestitures, partially offset by higher raw material costs, unfavorable currency, higher other selling, general and administrative expenses and higher 2012-2014 Restructuring Program costs.

Europe

	For the Three Months Ended June 30,
	2014	2013	$ change	% change
		(in millions)

Net revenues	$3,379	$3,273	$106	3.2%
Segment operating income	463	369	94	25.5%

	For the Six Months Ended June 30,
	2014	2013	$ change	% change
		(in millions)

Net revenues	$6,936	$6,731	$205	3.0%
Segment operating income	926	775	151	19.5%

Three Months Ended June 30:

Net revenues increased $106 million (3.2%), due to favorable currency (5.2 pp), partially offset by unfavorable volume/mix (1.6 pp), lower net pricing (0.3 pp) and the impact of divestitures (0.1 pp). Favorable currency impacts primarily reflected the strength of the euro and British pound sterling relative to the U.S. dollar. Unfavorable volume/mix, net of the benefit from the later timing of Easter, was driven primarily by lower shipments in chocolate and gum & candy, partially offset by favorable product mix in coffee. Lower net pricing was driven primarily by coffee, which reflected the pass-through of lower green coffee costs, partially offset by higher net pricing in chocolate. Divestitures completed in 2013 resulted in a $3 million decline in net revenues.

Segment operating income increased $94 million (25.5%), due primarily to lower manufacturing costs, lower other selling, general and administrative expenses, lower advertising and consumer promotion costs, favorable currency and lower Integration Program costs (including the reversal of a prior-year accrual), partially offset by unfavorable volume/mix, higher 2012-2014 Restructuring Program costs, lower net pricing and costs associated with the JDE coffee transactions.

Six Months Ended June 30:

Net revenues increased $205 million (3.0%), due to favorable currency (4.6 pp), partially offset by lower net pricing (1.1 pp), unfavorable volume/mix (0.4 pp) and the impact of divestitures (0.1 pp). Favorable currency impacts primarily reflected the strength of the euro and British pound sterling relative to the U.S. dollar. Lower net pricing was driven primarily by coffee, which reflected the pass-through of lower green coffee costs, partially offset by higher net pricing in chocolate and cheese & grocery. Unfavorable volume/mix was driven by lower shipments in gum & candy, chocolate and cheese & grocery, partially offset by favorable product mix in coffee. Divestitures completed in 2013 resulted in a $6 million decline in net revenues.

Segment operating income increased $151 million (19.5%), due primarily to lower manufacturing costs, lower other selling, general and administrative expenses (including a gain on a sale of property), favorable currency, lower advertising and consumer promotion costs and lower Integration Program costs (including the reversal of a prior-year accrual), partially offset by lower net pricing, higher 2012-2014 Restructuring Program costs, higher raw material costs (including higher cocoa and dairy costs, net of lower green coffee costs) and costs associated with the JDE coffee transactions.

North America

	For the Three Months Ended June 30,
	2014	2013	$ change	% change
		(in millions)

Net revenues	$1,723	$1,704	$19	1.1%
Segment operating income	269	194	75	38.7%

	For the Six Months Ended June 30,
	2014	2013	$ change	% change
		(in millions)

Net revenues	$3,390	$3,362	$28	0.8%
Segment operating income	472	364	108	29.7%

Three Months Ended June 30:

Net revenues increased $19 million (1.1%), due to favorable volume/mix (1.6 pp) and higher net pricing (1.1 pp), partially offset by unfavorable currency (1.0 pp) and the impact of divestitures (0.6 pp). Favorable volume/mix was driven primarily by higher shipments in biscuits and gum & candy, partially offset by lower shipments in chocolate. Higher net pricing was reflected primarily in biscuits and candy, partially offset by lower net pricing in chocolate and gum. Unfavorable currency impact was due to the strength of the U.S. dollar relative to the Canadian dollar. Divestitures completed in 2013 resulted in a $10 million decline in net revenues.

Segment operating income increased $75 million (38.7%), due primarily to lower raw material costs, higher net pricing, favorable volume/mix, lower other selling, general and administrative expenses and lower 2012-2014 Restructuring Program costs.

Six Months Ended June 30:

Net revenues increased $28 million (0.8%), due to higher net pricing (1.3 pp) and favorable volume/mix (1.3 pp), partially offset by unfavorable currency (1.1 pp) and the impact of divestitures (0.7 pp). Higher net pricing was reflected primarily in biscuits and candy, partially offset by lower net pricing in chocolate and gum. Favorable volume/mix was driven primarily by higher shipments in biscuits, partially offset by lower shipments in chocolate and unfavorable product mix in gum & candy. Unfavorable currency impact was due to the strength of the U.S. dollar relative to the Canadian dollar. Divestitures completed in 2013 resulted in a $22 million decline in net revenues.

Segment operating income increased $108 million (29.7%), due primarily to higher net pricing, lower raw material costs, lower other selling, general and administrative expenses, favorable volume/mix and lower advertising and consumer promotion costs, partially offset by higher manufacturing costs and the impact of divestitures.

Liquidity and Capital Resources

We believe that cash from operations, our $4.5 billion revolving credit facility (which supports our commercial paper program) and our authorized long-term financing will provide sufficient liquidity to meet our working capital needs, planned capital expenditures, future contractual obligations, share repurchases and payment of our anticipated quarterly dividends. We continue to maintain investment grade credit ratings on our debt. We continue to utilize our commercial paper program, primarily uncommitted international credit lines and long-term debt issuances for regular funding requirements. We also use intercompany loans with our international subsidiaries to improve financial flexibility. Overall, we do not expect any negative effects to our funding sources that would have a material effect on our liquidity, including the indefinite reinvestment of our earnings outside of the United States. In Venezuela, we consider all undistributed earnings to be indefinitely reinvested and access to cash of $261 million in Venezuela to be limited due to the uncertain economic and political environment. We do not expect this limitation to have a material adverse effect on our liquidity. Refer to Note 1, Basis of Presentation — Currency Translation and Highly Inflationary Accounting, for additional information.

Net Cash Provided By Operating Activities:

During the first six months of 2014, net cash provided by operating activities was $368 million, compared with $418 million provided in the first six months of 2013. Net cash provided by operating activities decreased primarily due to higher working capital costs, mainly due to higher income taxes paid in 2014 related to the resolution of the Starbucks arbitration in the fourth quarter of 2013, partially offset by the lengthening of days that payables are outstanding, lower interest payments and acceleration of accounts receivable collection and increased earnings on a cash basis.

Net Cash Used In Investing Activities:

During the first six months of 2014, net cash used in investing activities was $698 million, compared with $582 million used in the first six months of 2013. In the first half of 2014 and 2013, net cash used in investing activities consisted primarily of capital expenditures, with an increase in 2014 related to building new plants, modernizing manufacturing facilities and launching new productivity initiatives. Net cash used in 2013 also included cash paid in connection with the 2013 acquisition of a biscuit operation in Morocco, partially offset by cash received from Kraft Foods Group related to the Spin-Off and proceeds from divestitures in 2013.

We expect 2014 capital expenditures to be up to $2.0 billion, including capital expenditures required for investments in systems, the 2012-2014 Restructuring Program and the 2014-2018 Restructuring Program, including the acceleration of the supply chain reinvention program. We expect to continue to fund these expenditures from operations and commercial paper issuances.

Net Cash Used In Financing Activities:

During the first six months of 2014, net cash used in financing activities was $163 million, compared with $1,728 million used in the first six months of 2013. Net cash used in financing activities decreased primarily due to the issuance of long-term debt in the first quarter of 2014 and issuances of commercial paper in the first and second quarters of 2014, offset in part by an increase in long-term debt repaid, commercial paper and other short-term borrowings repaid and share repurchases.

Borrowing Arrangements:

We maintain a revolving credit facility for general corporate purposes, including for working capital requirements and to support our commercial paper program. Our $4.5 billion five-year senior unsecured revolving credit facility expires on October 11, 2018. The revolving credit agreement includes a covenant that we maintain a minimum shareholders’ equity of at least $24.6 billion, excluding accumulated other comprehensive earnings / (losses) and the cumulative effects of any changes in accounting principles. At June 30, 2014, we met the covenant as our shareholders’ equity as defined by the covenant was $35.0 billion. The revolving credit agreement also contains customary representations, covenants and events of default. There are no credit rating triggers, provisions or other financial covenants that could require us to post collateral as security. As of June 30, 2014, no amounts were drawn on the facility.

Some of our international subsidiaries maintain primarily uncommitted credit lines to meet short-term working capital needs. Collectively, these credit lines amounted to $2.1 billion at June 30, 2014 and $1.8 billion at December 31, 2013. Borrowings on these lines amounted to $362 million at June 30, 2014 and $226 million at December 31, 2013.

Long-Term Debt:

We regularly evaluate our variable and fixed-rate debt and recently refinanced $6.4 billion of our long-term U.S. dollar denominated debt for lower cost long-term euro and U.S. dollar-denominated debt. We continued to use lower cost short and long-term debt to finance our ongoing working capital, capital and other investments, dividends and share repurchases. Our weighted-average interest rate on our total debt as of December 31, 2013 was 4.8%, down from 5.8% as of December 31, 2012. Following the completion of our tender offer and debt retirement in the first quarter of 2014, our weighted-average interest rate on our total debt as of June 30, 2014 was 4.2%.

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

We financed the repurchase of these notes, including the payment of accrued interest and other costs incurred, from net proceeds received from the $3.0 billion notes issuance on January 16, 2014. In connection with retiring this debt, during the first six months of 2014, we recorded a $493 million loss on extinguishment of debt within interest expense related to the amount we paid to retire the debt in excess of its carrying value and from recognizing unamortized discounts and deferred financing costs in earnings at the time of the debt extinguishment. The loss on extinguishment is included in long-term debt repayments in the 2014 consolidated statement of cash flows. We also recognized $2 million in interest expense related to interest rate cash flow hedges that were deferred in accumulated other comprehensive losses and recognized into earnings over the life of the debt. Upon extinguishing the debt, the deferred cash flow hedge amounts were recorded in earnings.

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

Total Debt:

Our total debt was $18.5 billion at June 30, 2014 and $17.1 billion at December 31, 2013. Our debt-to-capitalization ratio was 0.36 at June 30, 2014 and 0.35 at December 31, 2013. At June 30, 2014, the weighted-average term of our outstanding long-term debt was 7.8 years.

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

In February 2014, our Board of Directors approved a new $5 billion long-term financing authority that superseded the prior authority. All of the $5 billion long-term financing authority remains available as of June 30, 2014.

In the next 12 months, $2,225 million of long-term debt will mature as follows: $513 million in December 2014, $1,164 million in March 2015 and $548 million in June 2015. We expect to fund these repayments with cash from operations and the issuance of commercial paper or additional debt.

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

Significant cost items in biscuits, chocolate, gum, candy and many powdered beverage products are sugar and cocoa. We purchase sugar and cocoa on world markets, and the quality and availability of supply and changes in currencies affect the prices of these commodities. During the first six months of 2014, cocoa bean and cocoa butter costs rose significantly due to growing demand for chocolate. Significant cost items in our biscuit products are grains (primarily wheat, corn and soybean oil). In recent years, grain costs have been affected largely by the burgeoning global demand for food, livestock feed and biofuels such as ethanol and biodiesel, as well as other factors such as weather. The most significant cost item in coffee products is green coffee beans, which we purchase on world markets as well as from local grower cooperatives. Green coffee bean prices are affected by the quality and availability of supply, changes in the value of the U.S. dollar in relation to other currencies and consumer demand for coffee products. During the first six months of 2014, coffee bean costs have risen significantly since 2013, primarily due to the threat of reduced supply because of poor weather conditions in leading coffee producing countries such as Brazil. Significant cost items in packaging include cardboards, resins and plastics, and our energy costs include natural gas, electricity and diesel fuel. We purchase these packaging and energy commodities on world markets and within the countries where we operate. Supply and changes in currencies affect the prices of these commodities.

During the six months ended June 30, 2014, the primary drivers of the increase in our aggregate commodity costs were increased cocoa, dairy, packaging and energy costs as well as higher currency-related costs on our commodity purchases. Our covered coffee bean costs were lower in the first six months of 2014, which partially offset these increased aggregate commodity costs. We generally price to protect gross profit dollars. We address higher commodity costs and currency impacts primarily through higher pricing, hedging and manufacturing and overhead cost control. In particular for the coffee category, we adjust our prices and pass through changes in green coffee costs, which affect our net revenues but generally do not affect our bottom-line profitability over time. Our pricing actions may lag commodity cost changes temporarily as competitive or market conditions, planned trade or promotional incentives, or other factors could affect the timing of pricing decisions. We expect price volatility and a slightly higher aggregate cost environment to continue over the remainder of 2014.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

See Note 8, Debt, for information on debt transactions during the first six months of 2014, including the February 19, 2014 repayment of $500 million of matured U.S. dollar notes, the February 6, 2014 completion of a cash tender offer and retirement of $1.6 billion of long-term U.S. dollar debt and our January 16, 2014 $3.0 billion U.S. dollar note issuance. There were no other material changes to our off-balance sheet arrangements and aggregate contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013. We also do not expect a material change in the effect these arrangements and obligations will have on our liquidity. See Note 12, Commitments and Contingencies, for a discussion of guarantees.

Equity and Dividends

Stock Plans:

See Note 11, Stock Plans, for more information on our stock plans and award activity for the six months ended June 30, 2014.

Share Repurchases:

During 2013, our Board of Directors authorized the repurchase of $7.7 billion of our Common Stock through December 31, 2016. Repurchases under the program are determined by management and are wholly discretionary.

During the six months ended June 30, 2014, we repurchased 26.0 million shares of Common Stock at an average cost of $35.13 per share, or an aggregate cost of $0.9 billion, of which $0.7 billion was paid during the first half of 2014 and $0.2 billion was prepaid in December 2013 at the inception of an accelerated share repurchase program. All share repurchases were funded through available cash and commercial paper issuances. As of June 30, 2014, we have $4.0 billion in remaining share repurchase capacity.

In December 2013, we initiated an accelerated share repurchase (“ASR”) program. On December 3, 2013, we paid $1.7 billion and received an initial delivery of 44.8 million shares of Common Stock valued at $1.5 billion. We increased treasury stock by $1.5 billion, and the remaining $0.2 billion was recorded against additional paid in capital. In May 2014, the ASR program concluded and we received an additional 5.1 million shares, valued at $0.2 billion, for a total of 49.9 million shares with an average repurchase price of $34.10 per share over the life of the ASR program. The final settlement was based on the volume-weighted average price of our Common Stock during the purchase period less a fixed per share discount. Upon conclusion of the ASR program and receipt of the remaining repurchased shares, the $0.2 billion recorded in additional paid in capital was reclassified to treasury stock.

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

Dividends:

We paid dividends of $476 million in the first six months of 2014 and $464 million in the first six months of 2013. On August 5, 2014, our Audit Committee, with authorization from our Board of Directors, approved a quarterly dividend of $0.15 per common share or $0.60 per common share on an annual basis. The dividend is payable on October 14, 2014 to shareholders of record at the close of business on September 30, 2014. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.

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

Contingencies

See Note 12, Commitments and Contingencies, and Part II, Item 1. Legal Proceedings for a discussion of contingencies.

Forward-Looking Statements

This report contains a number of forward-looking statements. Words, and variations of words, such as “will,” “may,” “expect,” “would,” “intend,” “plan,” “believe,” “anticipate,” “likely,” “estimate,” “guidance,” “outlook” and similar expressions are intended to identify our forward-looking statements, including but not limited to those related to price volatility; the cost environment and measures to address increased costs; our future performance, including our future revenue growth, operating income, earnings per share and margins; growth in emerging markets; economic conditions; customer and consumer dislocation; category growth; commodity prices and supply; currency exchange rates, controls and restrictions; our expansion plans; Spin-Off Costs; legal matters; our entry into and the timeframe for completing the planned coffee business transactions; the cash proceeds and ownership interest to be received in the transactions; the costs of, cost savings generated by, timing of expenditures under and completion of our restructuring programs; our accounting estimates; the estimated value of goodwill and intangible assets; pension expenses, contributions and assumptions; planned efforts and outcome of remediation efforts related to income tax controls; our liquidity, funding sources and uses of funding; reinvestment of earnings; capital expenditures and funding; compliance with financial and long-term debt covenants; debt repayment and funding; our aggregate contractual obligations; our 2014 Outlook, in particular, 2014 Organic Net Revenue growth, Adjusted Operating Income growth, Adjusted Operating Income margin and Adjusted EPS; share repurchases; and our risk management program, including the use of financial instruments for hedging activities.

These forward-looking statements involve risks and uncertainties, many of which are beyond our control. Important factors that could cause actual results to differ materially from those in our forward-looking statements include, but are not limited to, risks from operating globally and in emerging markets; currency exchange rate fluctuations; continued volatility of commodity and other input costs; weakness in economic conditions; continued consumer weakness; pricing actions; increased competition; protection of our reputation and brand image; consolidation of large retail customers; changes in our supplier or customer base; our ability to innovate and differentiate our products; increased costs of sales; regulatory or legal changes, claims or actions; our ability to protect our intellectual property and intangible assets; a shift in our product mix to lower margin offerings; private label brands; strategic transactions; failing to successfully complete the planned coffee business transactions on the anticipated timeframe; the transactions and the restructuring programs not yielding the anticipated benefits; changes in the assumptions on which the restructuring programs are based; perceived or actual product quality issues or product recalls; unanticipated disruptions to our business; volatility of capital or other markets; pension costs; use of information technology; our workforce; a shift in our pre-tax income among jurisdictions, including the U.S.; and tax law changes. For additional information on these and other factors that could affect our forward-looking statements, see our risk factors, as they may be amended from time to time, set forth in our filings with the SEC, including our most recently filed Annual Report on Form 10-K and this Quarterly Report on Form 10-Q. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this report.

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

Our non-GAAP financial measures reflect how we evaluate our current and prior-year operating results. As new events or circumstances arise, these definitions could change over time:

•

“Organic Net Revenue” is defined as net revenues excluding the impact of acquisitions, divestitures (including businesses under sale agreements and exits of major product lines under a sale or licensing agreement), Integration Program costs, accounting calendar changes and currency rate fluctuations.

•

“Adjusted Operating Income” is defined as operating income excluding the impact of Spin-Off Costs, pension costs related to obligations transferred in the Spin-Off, the 2012-2014 Restructuring Program, the 2014-2018 Restructuring Program, the Integration Program and other acquisition integration costs, the remeasurement of net monetary assets in Venezuela, the benefit from the Cadbury acquisition-related indemnification resolution, costs associated with the JDE coffee transactions, gains / losses on divestitures or acquisitions, acquisition-related costs and the operating results of divestitures (including businesses under sale agreements and exits of major product lines under a sale or licensing agreement). We also evaluate growth in our Adjusted Operating Income on a constant currency basis.

•

“Adjusted EPS” is defined as diluted EPS attributable to Mondelēz International from continuing operations excluding the impact of Spin-Off Costs, pension costs related to the obligations transferred in the Spin-Off, the 2012-2014 Restructuring Program, the 2014-2018 Restructuring Program, the Integration Program and other acquisition integration costs, the remeasurement of net monetary assets in Venezuela, the benefit from the Cadbury acquisition-related indemnification resolution, losses on debt extinguishment and related expenses, the residual tax benefit impact from the resolution of the Starbucks arbitration, costs associated with the JDE coffee transactions, gains / losses on divestitures or acquisitions, acquisition-related costs and net earnings from divestitures (including businesses under sale agreements and exits of major product lines under a sale or licensing agreement), and including an interest expense adjustment related to the Spin-Off transaction. We also evaluate growth in our Adjusted EPS on a constant currency basis.

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

	For the Three Months Ended June 30,
	2014	2013	$ Change	% Change
	(in millions)

Organic Net Revenue	$8,683	$8,581	$102	1.2%
Impact of currency	(247)	–	(247)	(2.9)pp
Impact of divestitures	–	14	(14)	(0.1)pp

Net revenues	$8,436	$8,595	$(159)	(1.8)%

	For the Six Months Ended June 30,
	2014	2013	$ Change	% Change
	(in millions)

Organic Net Revenue	$17,634	$17,291	$343	2.0%
Impact of currency	(571)	–	(571)	(3.3)pp
Impact of divestitures	–	48	(48)	(0.3)pp
Impact of acquisition	14	–	14	0.1pp

Net revenues	$17,077	$17,339	$(262)	(1.5)%

Adjusted Operating Income

Using the definition of “Adjusted Operating Income” above, the only adjustments made to “operating income” (the most comparable U.S. GAAP financial measure) were to exclude Spin-Off Costs, 2012-2014 Restructuring Program costs, 2014-2018 Restructuring Program costs, the Integration Program and other acquisition integration costs, the remeasurement of net monetary assets in Venezuela, costs associated with the JDE coffee transactions, net gains on acquisition and divestitures, acquisition-related costs and operating income from divestitures. We also evaluate Adjusted Operating Income on a constant currency basis. We believe these measures provide improved comparability of operating results.

	For the Three Months Ended June 30,
	2014	2013	$ Change	% Change
	(in millions)

Adjusted Operating Income (constant currency)	$1,095	$979	$116	11.8%
Impact of unfavorable currency	(35)	–	(35)	(3.5)pp

Adjusted Operating Income	$1,060	$979	$81	8.3%
Spin-Off Costs	(16)	(15)	(1)	0.1pp
2012-2014 Restructuring Program costs	(73)	(55)	(18)	(1.2)pp
2014-2018 Restructuring Program costs	(10)	–	(10)	(1.2)pp
Integration Program and other acquisition integration costs	1	(53)	54	6.2pp
Costs associated with the JDE coffee transactions	(5)	–	(5)	(0.6)pp
Gains on divestitures, net	–	6	(6)	(0.7)pp
Operating income from divestitures	–	3	(3)	(0.3)pp

Operating income	$957	$865	$92	10.6%

	For the Six Months Ended June 30,
	2014	2013	$ Change	% Change
	(in millions)

Adjusted Operating Income (constant currency)	$2,187	$1,922	$265	13.8%
Impact of unfavorable currency	(74)	–	(74)	(3.9)pp

Adjusted Operating Income	$2,113	$1,922	$191	9.9%
Spin-Off Costs	(19)	(24)	5	0.4pp
2012-2014 Restructuring Program costs	(139)	(99)	(40)	(1.5)pp
2014-2018 Restructuring Program costs	(10)	–	(10)	(0.6)pp
Integration Program and other acquisition integration costs	2	(74)	76	4.4pp
Remeasurement of net monetary assets in Venezuela	(142)	(54)	(88)	(4.8)pp
Costs associated with the JDE coffee transactions	(5)	–	(5)	(0.3)pp
Gains on acquisition and divestitures, net	–	28	(28)	(1.5)pp
Acquisition-related costs	–	(2)	2	0.1pp
Operating income from divestitures	–	2	(2)	(0.2)pp

Operating income	$1,800	$1,699	$101	5.9%

Adjusted EPS

Using the definition of “Adjusted EPS” above, the only adjustments made to “diluted EPS attributable to Mondelēz International” (the most comparable U.S. GAAP financial measure) were to exclude Spin-Off Costs, 2012-2014 Restructuring Program costs, 2014-2018 Restructuring Program costs, the Integration Program and other acquisition integration costs, losses on debt extinguishment and related expenses, the remeasurement of net monetary assets in Venezuela, costs associated with the JDE coffee transactions, gains on acquisition and divestitures, acquisition-related costs and net earnings from divestitures. We also evaluate Adjusted EPS on a constant currency basis. We believe Adjusted EPS provides improved comparability of operating results.

	For the Three Months Ended June 30,
	2014	2013	$ Change	% Change

Adjusted EPS (constant currency)	$0.43	$0.36	$0.07	19.4%
Impact of unfavorable currency	(0.03)	–	(0.03)

Adjusted EPS	$0.40	$0.36	$0.04	11.1%
Spin-Off Costs	(0.01)	(0.01)	–
2012-2014 Restructuring Program costs	(0.03)	(0.02)	(0.01)
2014-2018 Restructuring Program costs	–	–	–
Integration Program and other acquisition integration costs	–	(0.02)	0.02
Tax benefit related to remeasurement of net monetary assets in Venezuela	0.01	–	0.01
Costs associated with the JDE coffee transactions	(0.01)	–	(0.01)
Gains on divestitures, net	–	0.02	(0.02)
Net earnings from divestitures	–	–	–

Diluted EPS attributable to Mondelēz International	$0.36	$0.33	$0.03	9.1%

	For the Six Months Ended June 30,
	2014	2013	$ Change	% Change

Adjusted EPS (constant currency)	$0.83	$0.72	$0.11	15.3%
Impact of unfavorable currency	(0.04)	–	(0.04)

Adjusted EPS	$0.79	$0.72	$0.07	9.7%
Spin-Off Costs	(0.01)	(0.01)	–
2012-2014 Restructuring Program costs	(0.06)	(0.04)	(0.02)
2014-2018 Restructuring Program costs	–	–	–
Integration Program and other acquisition integration costs	–	(0.03)	0.03
Loss on debt extinguishment and related expenses	(0.18)	–	(0.18)
Remeasurement of net monetary assets in Venezuela	(0.08)	(0.03)	(0.05)
Gains on acquisition and divestitures, net	–	0.03	(0.03)
Acquisition-related costs	–	(0.01)	0.01
Net earnings from divestitures	–	–	–

Diluted EPS attributable to Mondelēz International	$0.46	$0.63	$(0.17)	(27.0)%

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

As we operate globally, we use certain financial instruments to manage our currency exchange rate, commodity price and interest rate risks. We monitor and manage these exposures as part of our overall risk management program. Our risk management program focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. We maintain currency, commodity price and interest rate risk management policies that principally use derivative instruments to reduce significant, unanticipated earnings fluctuations that may arise from volatility in currency exchange rates, commodity prices and interest rates. We also sell commodity futures to unprice future purchase commitments, and we occasionally use related futures to cross-hedge a commodity exposure. We are not a party to leveraged derivatives and, by policy, do not use financial instruments for speculative purposes. There were no significant changes in the types of derivative instruments we use to hedge our exposures since December 31, 2013. Refer to Note 9, Financial Instruments, for additional information on our derivative activity during the first six months of 2014 and the types of derivative instruments we use to hedge our currency exchange, commodity price and interest rate exposures, and refer to Note 1, Basis of Presentation—Currency Translation and Highly Inflationary Accounting, for additional information on recent currency exchange developments in Venezuela and Argentina and the impact on our financial condition and results of operations.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, together with our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities and Exchange Act of 1934, as amended, Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on their evaluation, the CEO and CFO concluded that, due to a material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2014.

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

The errors arising from the control deficiencies were not material to the financial results reported in any interim or annual period. For additional details of the adjustments made related to the first half of 2013, see Note 1, Basis of Presentation—Revision of Financial Statements.

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

Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended June 30, 2014. As outlined above, we are in the process of adding controls to remediate the material weakness related to the accounting for income taxes identified as of December 31, 2013. There were no other changes in our internal control over financial reporting during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows the share repurchase activity for each of the three months in the quarter ended June 30, 2014:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program (2)
April 1-30, 2014	4,869,164	$34.92	4,851,200	$4,299,112,067
May 1-31, 2014	6,022,343	37.28	6,009,900	$4,075,036,270
June 1-30, 2014	725,074	37.01	717,288	$4,048,483,484

For the Quarter Ended June 30, 2014	11,616,581	36.28	11,578,388

(1)	The total number of shares purchased includes: (i) shares purchased pursuant to the repurchase program described in footnote 2 below; and (ii) shares tendered to us by employees who used shares to exercise options and to pay the related taxes for grants of restricted and deferred stock that vested, totaling 17,964 shares, 12,443 shares and 7,786 shares for the fiscal months of April, May and June 2014, respectively.

(2)	During 2013, our Board of Directors authorized the repurchase of $7.7 billion of our Common Stock through December 31, 2016. On March 12, 2013, our Board of Directors authorized the repurchase of up to the lesser of 40 million shares or $1.2 billion of our Common Stock through March 12, 2016. On August 6, 2013, our Audit Committee, with authorization delegated from our Board of Directors, increased the repurchase program capacity to $6.0 billion of Common Stock repurchases and extended the expiration date to December 31, 2016. On December 3, 2013, our Board of Directors approved an increase of $1.7 billion to the program related to a new accelerated share repurchase program, which concluded in May 2014. See Note 11, Stock Plans, for additional information.

Item 6. Exhibits.

Exhibit Number	Description

10.1	Global Contribution Agreement by and among Mondelēz International Holdings, LLC, Acorn Holdings B.V., Charger Top HoldCo B.V. and Charger OpCo B.V., dated May 7, 2014.*

10.2	Shareholders’ Agreement by and among Mondelēz International Holdings, LLC, Delta Charger HoldCo B.V. and Charger Top HoldCo B.V., dated May 7, 2014.*

10.3	Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan, amended and restated as of May 21, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 22, 2014).

10.4	Mondelēz International, Inc. Change in Control Plan for Key Executives, amended as of May 21, 2014.

11	Computation of Per Share Earnings.**

12	Computation of Ratios of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following materials from Mondelēz International’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

*    Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and have been separately filed with the SEC.

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

August 8, 2014