Form 10-Q
period 2014-09-30
Mondelez International, Inc.
filed 2014-11-06
CIK 1103982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

At October 31, 2014, there were 1,679,923,170 shares of the registrant’s Class A common stock outstanding.

Mondelēz International, Inc.

In this report, for all periods presented, “we,” “us,” “our,” “the Company” and “Mondelēz International” refer to Mondelēz International, Inc. and subsidiaries. References to “Common Stock” refer to our Class A common stock.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of U.S. dollars, except per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net revenues	$8,337	$8,472	$25,414	$25,811
Cost of sales	5,195	5,328	15,963	16,194

Gross profit	3,142	3,144	9,451	9,617
Selling, general and administrative expenses	2,053	1,784	6,356	6,385
Asset impairment and exit costs	188	43	285	135
Gains on acquisition and divestitures, net	–	–	–	(28)
Amortization of intangibles	48	55	157	164

Operating income	853	1,262	2,653	2,961

Interest and other expense / (income)	(227)	218	717	732

Earnings before income taxes	1,080	1,044	1,936	2,229

Provision for income taxes	178	26	242	67

Net earnings	902	1,018	1,694	2,162

Noncontrolling interest	3	6	10	13

Net earnings attributable to Mondelēz International	$899	$1,012	$1,684	$2,149

Per share data:
Basic earnings per share attributable to Mondelēz International	$0.53	$0.57	$0.99	$1.21

Diluted earnings per share attributable to Mondelēz International	$0.53	$0.56	$0.98	$1.20

Dividends declared	$0.15	$0.14	$0.43	$0.40

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Earnings

(in millions of U.S. dollars)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net earnings	$902	$1,018	$1,694	$2,162
Other comprehensive earnings / (losses):
Currency translation adjustment:
Translation adjustment	(1,755)	774	(1,615)	(928)
Tax (expense) / benefit	(147)	39	(150)	9
Pension and other benefits:
Net actuarial gain / (loss) arising during period	16	6	16	3
Reclassification of (gains) / losses into net earnings:
Amortization of experience losses and prior service costs	31	48	100	145
Settlement losses / (gains)	9	(2)	25	3
Tax (expense) / benefit	(26)	(11)	(47)	(37)
Derivatives accounted for as hedges:
Net derivative gains / (losses)	34	10	(78)	133
Reclassification of (gains) / losses into net earnings	(18)	8	(22)	52
Tax (expense) / benefit	14	(8)	57	(65)

Total other comprehensive earnings / (losses)	(1,842)	864	(1,714)	(685)

Comprehensive earnings / (losses)	(940)	1,882	(20)	1,477
less: Comprehensive earnings / (losses) attributable to noncontrolling interests	(15)	10	(9)	10

Comprehensive earnings / (losses) attributable to Mondelēz International	$(925)	$1,872	$(11)	$1,467

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions of U.S. dollars, except share data)

(Unaudited)

	September 30,	December 31,
	2014	2013

ASSETS
Cash and cash equivalents	$1,704	$2,664
Receivables (net of allowances of $73 in 2014 and $86 in 2013)	5,352	5,403
Inventories, net	4,122	3,743
Deferred income taxes	433	517
Other current assets	1,235	889

Total current assets	12,846	13,216

Property, plant and equipment, net	10,152	10,247
Goodwill	24,399	25,597
Intangible assets, net	21,110	21,994
Prepaid pension assets	65	54
Other assets	1,395	1,449

TOTAL ASSETS	$69,967	$72,557

LIABILITIES
Short-term borrowings	$1,807	$1,636
Current portion of long-term debt	2,084	1,003
Accounts payable	5,184	5,345
Accrued marketing	1,920	2,318
Accrued employment costs	990	1,043
Other current liabilities	2,630	3,051

Total current liabilities	14,615	14,396

Long-term debt	13,988	14,482
Deferred income taxes	5,753	6,282
Accrued pension costs	1,826	1,962
Accrued postretirement health care costs	439	412
Other liabilities	2,390	2,491

TOTAL LIABILITIES	39,011	40,025

Commitments and Contingencies (Note 12)

EQUITY
Common Stock, no par value (1,996,537,778 shares issued in 2014 and 2013)	–	–
Additional paid-in capital	31,612	31,396
Retained earnings	14,298	13,419
Accumulated other comprehensive losses	(4,584)	(2,889)
Treasury stock, at cost (316,781,314 shares at September 30, 2014 and 291,141,184 shares at December 31, 2013)	(10,482)	(9,553)

Total Mondelēz International Shareholders’ Equity	30,844	32,373
Noncontrolling interest	112	159

TOTAL EQUITY	30,956	32,532

TOTAL LIABILITIES AND EQUITY	$69,967	$72,557

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(in millions of U.S. dollars, except per share data)

(Unaudited)

	Mondelēz International Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings / (Losses)	Treasury Stock	Noncontrolling Interest	Total Equity

Balances at January 1, 2013	$–	$31,548	$10,551	$(2,666)	$(7,157)	$140	$32,416
Comprehensive earnings / (losses):
Net earnings	–	–	3,915	–	–	20	3,935
Other comprehensive losses, net of income taxes	–	–	–	(223)	–	–	(223)
Exercise of stock options and issuance of other stock awards	–	10	(97)	–	343	–	256
Common Stock repurchased	–	(161)	–	–	(2,739)		(2,900)
Cash dividends declared ($0.54 per share)	–	–	(950)	–	–	–	(950)
Dividends paid on noncontrolling interest and other activities	–	(1)	–	–	–	(1)	(2)

Balances at December 31, 2013	$–	$31,396	$13,419	$(2,889)	$(9,553)	$159	$32,532
Comprehensive earnings / (losses):
Net earnings	–	–	1,684	–	–	10	1,694
Other comprehensive losses, net of income taxes	–	–	–	(1,695)	–	(19)	(1,714)
Exercise of stock options and issuance of other stock awards	–	232	(78)	–	283	–	437
Common Stock repurchased	–	–	–	–	(1,212)	–	(1,212)
Cash dividends declared ($0.43 per share)	–	–	(727)	–	–	–	(727)
Dividends paid on noncontrolling interest and other activities	–	(16)	–	–	–	(38)	(54)

Balances at September 30, 2014	$–	$31,612	$14,298	$(4,584)	$(10,482)	$112	$30,956

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions of U.S. dollars)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2014	2013
CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES
Net earnings	$1,694	$2,162
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	797	808
Stock-based compensation expense	104	98
Deferred income tax benefit	(255)	(176)
Gains on acquisition and divestitures, net	–	(28)
Asset impairments	77	36
Benefit from indemnification resolution	–	(385)
Loss on early extinguishment of debt	493	–
Unrealized gain on planned coffee business divestiture currency hedge	(413)	–
Other non-cash items, net	(28)	52
Change in assets and liabilities, net of acquisitions and divestitures:
Receivables, net	(163)	(100)
Inventories, net	(625)	(502)
Accounts payable	19	(30)
Other current assets	(106)	17
Other current liabilities	(430)	(796)
Change in pension and postretirement assets and liabilities, net	(15)	42

Net cash provided by operating activities	1,149	1,198

CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES
Capital expenditures	(1,129)	(1,028)
Acquisition, net of cash received	–	(119)
Proceeds from divestitures, net of disbursements	–	48
Cash received from Kraft Foods Group related to the Spin-Off	–	55
Other	29	29

Net cash used in investing activities	(1,100)	(1,015)

CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES
Issuances of commercial paper, maturities greater than 90 days	1,986	726
Repayments of commercial paper, maturities greater than 90 days	(2,072)	(70)
Net (repayments) / issuances of other short-term borrowings, net	279	1,604
Long-term debt proceeds	3,032	–
Long-term debt repaid	(2,524)	(1,750)
Repurchase of Common Stock	(1,020)	(793)
Dividends paid	(713)	(696)
Other	163	98

Net cash used in financing activities	(869)	(881)

Effect of exchange rate changes on cash and cash equivalents	(140)	(85)

Cash and cash equivalents:
Increase / (decrease)	(960)	(783)
Balance at beginning of period	2,664	4,475

Balance at end of period	$1,704	$3,692

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.  Basis of Presentation

The condensed consolidated financial statements include Mondelēz International, Inc. as well as our wholly owned and majority owned subsidiaries.

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

Revision of Financial Statements:

In finalizing our 2013 results, we identified certain out-of-period, non-cash, income tax-related errors in prior interim and annual periods. These errors were not material to any previously reported financial results; however, we revised our 2013 interim and prior-year financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended December 31, 2013, to reflect these items in the appropriate periods. The net effect of the revision was to lower tax expense in years prior to 2013. The impact of the revision for the nine months ended September 30, 2013 was a $59 million reduction of net earnings. The impact of the revision to fiscal years prior to 2013 was an increase in cumulative net earnings of $94 million.

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

The effects of the revision on the condensed consolidated financial statements for the three and nine months ended September 30, 2013 are detailed below.

Condensed Consolidated Statement of Earnings

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2013			September 30, 2013
	Reported	Correction	Revised	Reported	Correction	Revised
	(in millions, except per share data)

Provision / (benefit) for income taxes	$14	$12	$26	$8	$59	$67
Net earnings	1,030	(12)	1,018	2,221	(59)	2,162
Net earnings attributable to Mondelēz International	1,024	(12)	1,012	2,208	(59)	2,149
Net earnings attributable to Mondelēz International:
Per share, basic	$0.58	$(0.01)	$0.57	$1.24	$(0.03)	$1.21
Per share, diluted	$0.57	$(0.01)	$0.56	$1.23	$(0.03)	$1.20

Condensed Consolidated Statement of Comprehensive Earnings

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2013			September 30, 2013
	Reported	Correction	Revised	Reported	Correction	Revised
	(in millions)

Net earnings	$1,030	$(12)	$1,018	$2,221	$(59)	$2,162
Translation adjustment	778	(4)	774	(931)	3	(928)
Total other comprehensive earnings / (losses)	868	(4)	864	(688)	3	(685)
Comprehensive earnings	1,898	(16)	1,882	1,533	(56)	1,477
Comprehensive earnings attributable to Mondelēz International	1,888	(16)	1,872	1,523	(56)	1,467

Condensed Consolidated Statement of Cash Flows

				For the Nine Months Ended
				September 30, 2013
				Reported	Correction	Revised
				(in millions)

Net earnings				$2,221	$(59)	$2,162
Deferred income tax benefit				(237)	61	(176)
Other non-cash items, net				46	6	52
Change in other current assets				16	1	17
Change in other current liabilities				(787)	(9)	(796)
Net cash provided by operating activities				1,198	–	1,198

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

On January 24, 2014, the Venezuelan government announced the expansion of the auction-based currency transaction program referred to as SICAD or SICAD I and new profit margin controls. The application of the SICAD I rate was extended to include foreign investments and significant operating activities, including contracts for leasing and services, use and exploitation of patents and trademarks, payments of royalties and contracts for technology import and technical assistance. As of September 30, 2014, the SICAD I exchange rate for the food segment auctions in which we participate was 11.50 bolivars to the U.S. dollar.

Additionally, on March 24, 2014, the Venezuelan government launched a new market-based currency exchange market, SICAD II. SICAD II may be used voluntarily to exchange bolivars into U.S. dollars. As of September 30, 2014, the SICAD II exchange rate was 49.99 bolivars to the U.S. dollar.

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

As of March 31, 2014, we began to apply the SICAD I exchange rate to remeasure our bolivar-denominated net monetary assets, and we began translating our Venezuelan operating results at the new rate in the second quarter of 2014. On March 31, 2014, we recognized a $142 million currency remeasurement loss within selling, general and administrative expenses of our Latin America segment as a result of revaluing our bolivar-denominated net monetary assets from the official exchange rate of 6.30 bolivars to the U.S. dollar to the then-prevailing SICAD I exchange rate of 10.70 bolivars to the U.S. dollar. In addition to the $142 million currency remeasurement loss in the first quarter of 2014, we recognized $19 million of additional remeasurement charges in operating income during the three months ended September 30, 2014 related to changes in the SICAD I rate.

The following table sets forth net revenues for our Venezuelan operations for the three and nine months ended September 30, 2014 (measured at the 6.30 official rate in the first quarter and at the SICAD I rate subsequent to the March 31, 2014 remeasurement), and cash, net monetary assets and net assets of our Venezuelan subsidiaries as of September 30, 2014 (translated at the SICAD I last exchange rate for food segment auctions in which we participate, which was 11.50 bolivars to the U.S. dollar):

Venezuela operations	Three Months Ended September 30, 2014
Net revenues	$192 million or 2.3% of consolidated net revenue

Nine Months Ended September 30, 2014
Net revenues	$584 million or 2.3% of consolidated net revenue

As of September 30, 2014
Cash	$275 million
Net monetary assets	$271 million
Net assets	$514 million

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

Argentina. On January 23, 2014, the Central Bank of Argentina adjusted its currency policy, removed its currency stabilization measures and allowed the Argentine peso exchange rate to float relative to the U.S. dollar. On that day, the value of the Argentine peso relative to the U.S. dollar fell by 15%, and from December 31, 2013 through September 30, 2014, the value of the peso declined 30%. Further volatility and declines in the exchange rate are expected. Based on the current state of Argentine currency rules and regulations, the business environment remains challenging; however, we do not expect the existing controls and restrictions to have a material adverse effect on our business, financial condition or results of operations. Our Argentinian operations contributed approximately $180 million, or 2.2% of consolidated net revenues, in the three months and $520 million, or 2.0% of consolidated net revenues, in the nine months ended September 30, 2014. Argentina is not designated as a highly-inflationary economy at this time for accounting purposes, so we continue to record currency translation adjustments within equity and realized exchange gains and losses on transactions in earnings.

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

New Accounting Pronouncements:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”) on revenue recognition from contracts with customers. The new ASU outlines a new, single comprehensive model for companies to use in accounting for revenue. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for the goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows from customer contracts, including significant judgments made in recognizing revenue. The guidance is effective for annual reporting periods beginning after December 15, 2016, with early adoption prohibited. The ASU may be applied retrospectively to historical periods presented or as a cumulative-effect adjustment as of the date of adoption. We will adopt the new standard on January 1, 2017 and are currently assessing the impact of the new standard on our consolidated financial statements.

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

Upon completion of all proposed transactions, we will receive cash of approximately €4 billion and a 49 percent equity interest in the new company, to be called Jacobs Douwe Egberts. AHBV will hold a majority share in the proposed combined company and will have a majority of the seats on the board, which will be chaired by current D.E Master Blenders 1753 Chairman Bart Becht. AHBV is owned by an investor group led by JAB Holding Company s.à r.l. We will have certain minority rights.

The transactions are expected to be completed in the course of 2015, subject to closing conditions, including regulatory approvals. During this time, we and D.E Master Blenders 1753 will undertake consultations with all Works Councils and employee representatives as required in connection with the transactions.

Expenses related to readying the businesses for the planned transactions have been incurred. Within selling, general and administrative expenses, incremental costs were $10 million in the three months and $15 million in the nine months ended September 30, 2014 and were incurred primarily in our Europe segment. Within interest and other expense / (income), we also recorded unrealized gains of $420 million in the three months and $413 million in the nine months ended September 30, 2014 in connection with currency exchange forward contracts entered into to hedge the expected cash receipt of €4 billion upon closing. Also refer to Note 9, Financial Instruments, for additional information.

Spin-Off Costs following Kraft Foods Group Divestiture:

On October 1, 2012, we completed the Spin-Off of our North American grocery business, Kraft Foods Group, Inc. (“Kraft Foods Group”), to our shareholders (the “Spin-Off”). Following the Spin-Off, Kraft Foods Group is an independent public company and we do not beneficially own any shares of Kraft Foods Group common stock. We continue to incur primarily Spin-Off transition costs, and historically we have incurred Spin-Off transaction, transition and financing and related costs (“Spin-Off Costs”) in our operating results. Within selling, general and administrative expenses, we recorded $4 million of pre-tax Spin-Off Costs in the three months and $23 million in the nine months ended September 30, 2014 and $9 million in the three months and $33 million in the nine months ended September 30, 2013. In fiscal year 2014, we expect to incur approximately $30 million of Spin-Off Costs related primarily to customer service and logistics, information systems and processes, as well as legal costs associated with revising intellectual property and other long-term agreements.

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

On February 22, 2013, we acquired the remaining interest in a biscuit operation in Morocco, which is now a wholly-owned subsidiary within our EEMEA segment. We paid net cash consideration of $119 million, consisting of $155 million purchase price net of cash acquired of $36 million. Prior to the acquisition, our interest in the operation was accounted for under the equity method. As a result of obtaining a controlling interest, we consolidated the operation and upon finalizing the valuation of the acquired net assets, as of December 31, 2013, we had recorded the fair value of acquired assets (including identifiable intangible assets of $48 million), the liabilities assumed and goodwill of $209 million. During the three months ended March 31, 2013, we also recorded a pre-tax gain of $22 million related to the remeasurement of our previously-held equity interest in the operation to fair value in accordance with U.S. GAAP and acquisition costs of $7 million in interest and other expense / (income) and selling, general and administrative expenses. We recorded integration charges of $3 million for the nine months ended September 30, 2014 and $1 million for the nine months ended September 30, 2013 within selling, general and administrative expenses.

Note 3.  Inventories

Inventories at September 30, 2014 and December 31, 2013 were:

	September 30,	December 31,
	2014	2013
	(in millions)

Raw materials	$1,324	$1,165
Finished product	2,798	2,578

Inventories, net	$4,122	$3,743

Note 4.  Property, Plant and Equipment

Property, plant and equipment at September 30, 2014 and December 31, 2013 were:

	September 30,	December 31,
	2014	2013
	(in millions)

Land and land improvements	$557	$617
Buildings and building improvements	3,182	3,270
Machinery and equipment	12,112	12,351
Construction in progress	1,620	1,376

	17,471	17,614
Accumulated depreciation	(7,319)	(7,367)

Property, plant and equipment, net	$10,152	$10,247

In connection with our 2012-2014 Restructuring Program (see Note 6, Restructuring Programs), we recorded non-cash asset write-downs, including accelerated depreciation of $74 million in the nine months ended September 30, 2014 and $32 million in the nine months ended September 30, 2013. These charges were recorded in the condensed consolidated statements of earnings within asset impairment and exit costs and arose from restructuring activities further described in Note 6, Restructuring Programs – 2012-2014 Restructuring Program.

Note 5.  Goodwill and Intangible Assets

Goodwill by reportable segment at September 30, 2014 and December 31, 2013 was:

	September 30, 2014	December 31, 2013
	(in millions)

Latin America	$1,223	$1,262
Asia Pacific	2,497	2,504
EEMEA	2,286	2,764
Europe	9,386	10,026
North America	9,007	9,041

Goodwill	$24,399	$25,597

Intangible assets at September 30, 2014 and December 31, 2013 were:

	September 30,	December 31,
	2014	2013
	(in millions)

Non-amortizable intangible assets	$19,460	$20,067
Amortizable intangible assets	2,652	2,852

	22,112	22,919
Accumulated amortization	(1,002)	(925)

Intangible assets, net	$21,110	$21,994

Non-amortizable intangible assets consist principally of brand names purchased through our acquisitions of Nabisco Holdings Corp., the Spanish and Portuguese operations of United Biscuits, the global LU biscuit business of Groupe Danone S.A. and Cadbury Limited. Amortizable intangible assets consist primarily of trademarks, customer-related intangibles, process technology, licenses and non-compete agreements. At September 30, 2014, the weighted-average life of our amortizable intangible assets was 13.4 years.

Amortization expense for intangible assets was $48 million for the three months and $157 million for the nine months ended September 30, 2014 and $55 million for the three months and $164 million for the nine months ended September 30, 2013. We currently estimate annual amortization expense for each of the next five years to be approximately $200 million.

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

Changes in goodwill and intangible assets consisted of:

		Intangible
	Goodwill	Assets, at Cost
	(in millions)

Balance at January 1, 2014	$25,597	$22,919
Changes due to:
Currency	(1,248)	(808)
Other	50	1

Balance at September 30, 2014	$24,399	$22,112

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

Restructuring Costs:

We recorded restructuring charges for cash severance and related costs of $25 million in the three months and $26 million in the nine months ended September 30, 2014 within asset impairment and exit costs.

The activity for the 2014-2018 Restructuring Program liability, recorded within other current liabilities, for the nine months ended September 30, 2014 was:

	Severance and related costs	Asset Write-downs	Total
	(in millions)

Liability balance, January 1, 2014	$–	$–	$–
Charges	26	–	26
Cash spent	(2)	–	(2)

Liability balance, September 30, 2014	$24	$–	$24

Implementation Costs:

Implementation costs are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. These costs primarily relate to reorganizing our operations and facilities in connection with our supply chain reinvention program and other identified productivity and cost saving initiatives. The costs include incremental expenses related to the closure of facilities, costs to terminate certain contracts and the simplification of our information systems. We believe the disclosure of implementation costs provides readers of our financial statements with more information on the total costs of our 2014-2018 Restructuring Program. Within our continuing results of operations, we recorded implementation costs of $42 million in the three months and $51 million in the nine months ended September 30, 2014. We recorded these costs within cost of sales and general corporate expense within selling, general and administrative expenses.

Restructuring and Implementation Costs in Operating Income:

During the three and nine months ended September 30, 2014, we recorded restructuring and implementation costs related to the 2014-2018 Restructuring Program within operating income as follows:

	For the Three Months Ended September 30, 2014			For the Nine Months Ended September 30, 2014
	Restructuring	Implementation		Restructuring	Implementation
	Costs	Costs	Total	Costs	Costs	Total
	(in millions)

Latin America	$25	$7	$32	$26	$8	$34
Asia Pacific	–	4	4	–	4	4
EEMEA	–	3	3	–	3	3
Europe	–	14	14	–	14	14
North America	–	1	1	–	1	1
Corporate(1)	–	13	13	–	21	21

Total	$25	$42	$67	$26	$51	$77

(1)	Includes adjustment for rounding.

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

Of the $1.5 billion of 2012-2014 Restructuring Program costs, we retained approximately $925 million and Kraft Foods Group retained the balance of the program. Since inception, we have incurred $765 million of our estimated $925 million total 2012-2014 Restructuring Program charges.

Restructuring Costs:

We recorded restructuring charges of $163 million in the three months and $259 million in the nine months ended September 30, 2014 and $43 million in the three months and $131 million in the nine months ended September 30, 2013 within asset impairment and exit costs. During the three months ended September 30, 2014, we recorded out-of-period accruals for $73 million of severance in connection with ongoing labor negotiations.

The activity for the 2012-2014 Restructuring Program liability for the nine months ended September 30, 2014 was:

	Severance and related costs	Asset Write-downs	Total
	(in millions)

Liability balance, January 1, 2014	$68	$–	$68
Charges	182	77	259
Cash spent	(110)	–	(110)
Non-cash settlements	–	(77)	(77)

Liability balance, September 30, 2014	$140	$–	$140

We spent $44 million in the three months and $110 million in the nine months ended September 30, 2014 in cash severance and related costs. We also recognized non-cash asset write-downs (including accelerated depreciation and asset impairments) totaling $53 million in the three months and $77 million in the nine months ended September 30, 2014. At September 30, 2014, our net restructuring liability was $140 million recorded within other current liabilities.

Implementation Costs:

Implementation costs are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. These costs primarily include costs to reorganize our operations and facilities, the discontinuance of certain product lines and the incremental expenses related to the closure of facilities, replicating our information systems infrastructure and reorganizing costs related to our sales function. We believe the disclosure of implementation costs provides readers of our financial statements with more information on the total costs of our 2012-2014 Restructuring Program. Within our continuing results of operations, we recorded implementation costs of $23 million in the three months and $66 million in the nine months ended September 30, 2014 and $20 million in the three months and $31 million in the nine months ended September 30, 2013. We recorded these costs within cost of sales and selling, general and administrative expenses primarily within our Europe, North America, Asia Pacific and EEMEA segments.

Restructuring and Implementation Costs in Operating Income:

During the three and nine months ended September 30, 2014 and 2013, we recorded restructuring and implementation costs related to the 2012-2014 Restructuring Program within operating income as follows:

	For the Three Months Ended September 30, 2014			For the Nine Months Ended September 30, 2014
	Restructuring	Implementation		Restructuring	Implementation
	Costs	Costs	Total	Costs	Costs	Total
	(in millions)

Latin America	$3	$–	$3	$7	$1	$8
Asia Pacific	27	1	28	28	1	29
EEMEA	14	–	14	26	2	28
Europe	85	14	99	128	42	170
North America	34	7	41	70	20	90
Corporate(1)	–	1	1	–	–	–

Total	$163	$23	$186	$259	$66	$325

	For the Three Months Ended September 30, 2013			For the Nine Months Ended September 30, 2013
	Restructuring	Implementation		Restructuring	Implementation
	Costs	Costs	Total	Costs	Costs	Total
	(in millions)

Latin America	$9	$–	$9	$9	$–	$9
Asia Pacific	–	–	–	–	–	–
EEMEA	3	–	3	7	–	7
Europe	18	10	28	55	14	69
North America	12	10	22	58	17	75
Corporate(1)	1	–	1	2	–	2

Total	$43	$20	$63	$131	$31	$162

(1)	Includes adjustment for rounding.

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

We recorded reversals to the Integration Program charges of $1 million in the three months and $6 million in the nine months ended September 30, 2014 related to accruals no longer required. We recorded Integration Program charges of $36 million during the three months and $109 million during the nine months ended September 30, 2013 in selling, general and administrative expenses within our Europe, Asia Pacific, Latin America and EEMEA segments. Changes in the remaining Integration Program liability during the nine months ended September 30, 2014 were:

2014
(in millions)

Balance at January 1	$145
Charges	(6)
Cash spent	(51)
Currency / other	(17)

Balance at September 30	$71

At September 30, 2014, $35 million of our net Integration Program liability was recorded within other current liabilities and $36 million, primarily related to leased facilities no longer in use, was recorded within other long-term liabilities.

Note 8.  Debt

Short-Term Borrowings:

At September 30, 2014 and December 31, 2013, our short-term borrowings and related weighted-average interest rates consisted of:

	September 30, 2014		December 31, 2013
	Amount	Weighted-	Amount	Weighted-
	Outstanding	Average Rate	Outstanding	Average Rate
	(in millions)		(in millions)

Commercial paper	$1,409	0.4%	$1,410	0.4%
Bank loans	398	7.4%	226	7.0%

Total short-term borrowings	$1,807		$1,636

As of September 30, 2014, the commercial paper issued and outstanding had between 1 and 80 days remaining to maturity. Bank loans include borrowings on primarily uncommitted credit lines maintained by some of our international subsidiaries to meet short-term working capital needs.

Borrowing Arrangements:

We maintain a revolving credit facility for general corporate purposes, including for working capital purposes and to support our commercial paper program. Our $4.5 billion five-year senior unsecured revolving credit facility expires on October 11, 2018. The revolving credit agreement includes a covenant that we maintain a minimum shareholders’ equity of at least $24.6 billion, excluding accumulated other comprehensive earnings / (losses) and the cumulative effects of any changes in accounting principles. At September 30, 2014, we met the covenant as our shareholders’ equity as defined by the covenant was $35.4 billion. The revolving credit facility agreement also contains customary representations, covenants and events of default. There are no credit rating triggers, provisions or other financial covenants that could require us to post collateral as security. As of September 30, 2014, no amounts were drawn on the facility.

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

Our weighted-average interest rate on our total debt was 4.3% as of September 30, 2014. Our weighted-average interest rate on our total debt as of December 31, 2013 was 4.8%, down from 5.8% as of December 31, 2012.

Fair Value of Our Debt:

The fair value of our short-term borrowings at September 30, 2014 and December 31, 2013 reflects current market interest rates and approximates the amounts we have recorded on our condensed consolidated balance sheet. The fair value of our long-term debt was determined using quoted prices in active markets (Level 1 valuation data) for the publicly traded debt obligations. At September 30, 2014, the aggregate fair value of our total debt was $19,522 million and its carrying value was $17,879 million. At December 31, 2013, the aggregate fair value of our total debt was $18,835 million and its carrying value was $17,121 million.

Interest and Other Expense / (Income):

Interest and other expense / (income) within our results of continuing operations consisted of:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in millions)

Interest expense, debt	$188	$257	$582	$783
Loss on debt extinguishment and related expenses	–	–	495	–
Unrealized gain on planned coffee business divestiture currency hedge	(420)	–	(413)	–
Benefit from indemnification resolution	–	(49)	–	(49)
Other expense / (income), net	5	10	53	(2)

Interest and other expense / (income)	$(227)	$218	$717	$732

See Note 2, Divestitures and Acquisition, and Note 9, Financial Instruments, for information on the currency exchange forward contracts associated with the planned coffee business transactions and Note 12, Commitments and Contingencies, for information on the benefit from the resolution of the Cadbury acquisition-related indemnification.

Note 9.  Financial Instruments

Derivative instruments were recorded at fair value in the condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013 as follows:

	September 30, 2014		December 31, 2013
	Asset	Liability	Asset	Liability
	Derivatives	Derivatives	Derivatives	Derivatives
	(in millions)

Derivatives designated as hedging instruments:
Currency exchange contracts	$58	$–	$3	$11
Commodity contracts	12	26	2	3
Interest rate contracts	56	–	209	–

	$126	$26	$214	$14

Derivatives not designated as hedging instruments:
Currency exchange contracts	$535	$12	$84	$8
Commodity contracts	157	138	60	51
Interest rate contracts	53	32	64	38

	$745	$182	$208	$97

Total fair value	$871	$208	$422	$111

We record derivative assets and liabilities on a gross basis in our condensed consolidated balance sheets. The fair value of our asset derivatives is recorded within other current assets and the fair value of our liability derivatives is recorded within other current liabilities. See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2013 for additional information on our risk management strategies and use of derivatives and related accounting.

The fair values (asset / (liability)) of our derivative instruments at September 30, 2014 were determined using:

		Quoted Prices in
		Active Markets	Significant	Significant
	Total	for Identical	Other Observable	Unobservable
	Fair Value of Net	Assets	Inputs	Inputs
	Asset / (Liability)	(Level 1)	(Level 2)	(Level 3)
	(in millions)

Currency exchange contracts	$581	$–	$581	$–
Commodity contracts	5	(10)	15	–
Interest rate contracts	77	–	77	–

Total derivatives	$663	$(10)	$673	$–

The fair values (asset / (liability)) of our derivative instruments at December 31, 2013 were determined using:

		Quoted Prices in
		Active Markets	Significant	Significant
	Total	for Identical	Other Observable	Unobservable
	Fair Value of Net	Assets	Inputs	Inputs
	Asset / (Liability)	(Level 1)	(Level 2)	(Level 3)
	(in millions)

Currency exchange contracts	$68	$–	$68	$–
Commodity contracts	8	(4)	12	–
Interest rate contracts	235	–	235	–

Total derivatives	$311	$(4)	$315	$–

Level 1 financial assets and liabilities consist of exchange-traded commodity futures and listed options. The fair value of these instruments is determined based on quoted market prices on commodity exchanges. Our exchange-traded derivatives are generally subject to master netting arrangements that permit net settlement of transactions with the same counterparty when certain criteria are met, such as in the event of default. We also are required to maintain cash margin accounts in connection with funding the settlement of our open positions and the margin requirements generally fluctuate daily based on market conditions. We have recorded margin deposits related to our exchange-traded derivatives of $47 million as of September 30, 2014 and $22 million as of December 31, 2013 within other current assets. Based on our net asset or liability positions with individual counterparties, in the event of default and immediate net settlement of all of our open positions, as of September 30, 2014, our counterparties would owe us a total of $38 million, and as of December 31, 2013, our counterparties would owe us a total of $7 million.

Level 2 financial assets and liabilities consist primarily of over-the-counter (“OTC”) currency exchange forwards, options and swaps; commodity forwards and options; and interest rate swaps. Our currency exchange contracts are valued using an income approach based on observable market forward rates less the contract rate multiplied by the notional amount. Commodity derivatives are valued using an income approach based on the observable market commodity index prices less the contract rate multiplied by the notional amount or based on pricing models that rely on market observable inputs such as commodity prices. Our calculation of the fair value of interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the observable market interest rate curve. Our calculation of the fair value of financial instruments takes into consideration the risk of nonperformance, including counterparty credit risk. Our OTC derivative transactions are governed by International Swap Dealers Association (“ISDA”) agreements and other standard industry contracts. Under these agreements, we do not post nor require collateral from our counterparties. The majority of our commodity OTC derivatives do not have a legal right of set-off. In connection with our OTC derivatives that could be net-settled in the event of default, assuming all parties were to fail to comply with the terms of the agreements, for derivatives we have in a net liability position, we would owe $37 million as of September 30, 2014 and $47 million as of December 31, 2013, and for derivatives we have in a net asset position, our counterparties would owe us a total of $702 million as of September 30, 2014 and $349 million as of December 31, 2013. We manage the credit risk in connection with these and all our derivatives by entering into transactions with counterparties with investment grade credit ratings, limiting the amount of exposure with each counterparty and monitoring the financial condition of our counterparties.

Derivative Volume:

The net notional values of our derivative instruments as of September 30, 2014 and December 31, 2013 were:

	Notional Amount
	September 30,	December 31,
	2014	2013
	(in millions)

Currency exchange contracts:
Intercompany loans and forecasted interest payments	$5,514	$4,369
Forecasted transactions	7,039	2,565
Commodity contracts	1,225	805
Interest rate contracts	4,000	2,273
Net investment hedge – euro notes	4,105	4,466
Net investment hedge – pound sterling notes	1,054	1,076

Cash Flow Hedges:

Cash flow hedge activity, net of taxes, within accumulated other comprehensive earnings / (losses) included:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in millions)

Accumulated gain / (loss) at beginning of period	$44	$72	$117	$(38)
Transfer of realized losses / (gains) in fair value to earnings	(17)	6	(20)	38
Unrealized gain / (loss) in fair value	47	4	(23)	82

Accumulated gain / (loss) at end of period	$74	$82	$74	$82

After-tax gains / (losses) reclassified from accumulated other comprehensive earnings / (losses) into net earnings were:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in millions)

Currency exchange contracts – forecasted transactions	$12	$(6)	$8	$(18)
Commodity contracts	5	–	14	(19)
Interest rate contracts	–	–	(2)	(1)

Total	$17	$(6)	$20	$(38)

After-tax gains / (losses) recognized in other comprehensive earnings / (losses) were:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in millions)

Currency exchange contracts – forecasted transactions	$58	$(16)	$65	$(12)
Commodity contracts	7	7	10	(1)
Interest rate contracts	(18)	13	(98)	95

Total	$47	$4	$(23)	$82

Cash flow hedge ineffectiveness and amounts excluded from effectiveness testing were not material for all periods presented.

We record pre-tax (i) gains or losses reclassified from accumulated other comprehensive earnings / (losses) into earnings, (ii) gains or losses on ineffectiveness, and (iii) gains or losses on amounts excluded from effectiveness testing in:

•	cost of sales for commodity contracts;
•	cost of sales for currency exchange contracts related to forecasted transactions; and
•	interest and other expense / (income) for interest rate contracts and currency exchange contracts related to intercompany loans.

Based on current market conditions, we would expect to transfer unrealized losses of $2 million (net of taxes) for commodity cash flow hedges, unrealized gains of $48 million (net of taxes) for currency cash flow hedges and unrealized losses of less than $1 million (net of taxes) for interest rate cash flow hedges to earnings during the next 12 months.

Hedge Coverage:

As of September 30, 2014, we hedged transactions forecasted to impact cash flows over the following periods:

•	commodity transactions for periods not exceeding the next 15 months;
•	interest rate transactions for periods not exceeding the next 31 years and 5 months; and
•	currency exchange transactions for periods not exceeding the next 15 months.

Fair Value Hedges:

Pre-tax gains / (losses) due to changes in fair value of our interest rate swaps and related hedged long-term debt were recorded in interest and other expense / (income):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)

Derivatives	$(13)	$–	$1	$–
Borrowings	13	–	(1)	–

Fair value hedge ineffectiveness and amounts excluded from effectiveness testing were not material for all periods presented.

Economic Hedges:

Pre-tax gains / (losses) recorded in net earnings for economic hedges which are not designated as hedging instruments were:

					Location of
	For the Three Months Ended		For the Nine Months Ended		Gain / (Loss)
	September 30,		September 30,		Recognized
	2014	2013	2014	2013	in Earnings
	(in millions)

Currency exchange contracts:
Intercompany loans and forecasted interest payments	$4	$4	$5	$7	Interest expense
Forecasted purchases	29	10	(11)	36	Cost of sales
Forecasted transactions	419	–	405	–	Interest and other expense / (income)
Forecasted transactions	(4)	(2)	(7)	1	Selling, general and administrative expenses
Interest rate contracts	(1)	2	–	–	Interest expense
Commodity contracts	12	28	82	62	Cost of sales

Total	$459	$42	$474	$106

In connection with the planned coffee business transactions, we entered into euro to U.S. dollar currency exchange forward contracts to hedge an expected cash receipt of €4 billion upon closing. As the forward contracts relate to a pending business divestiture, unrealized gains and losses on the derivative are recorded in earnings. We recorded a $420 million unrealized gain in the three months and a $413 million unrealized gain in the nine months ended September 30, 2014 within interest and other expense / (income) in connection with the forward contracts as the U.S. dollar strengthened relative to the euro.

Hedges of Net Investments in International Operations:

After-tax gains / (losses) related to hedges of net investments in international operations in the form of euro and pound sterling-denominated debt were:

	For the Three Months Ended		For the Nine Months Ended		Location of Gain / (Loss) Recognized in AOCI
	September 30,		September 30,
	2014	2013	2014	2013
	(in millions)

Euro notes	$219	$(28)	$219	$(18)	Currency Translation
Pound sterling notes	37	(40)	14	3	Adjustment

Note 10.  Benefit Plans

Pension Plans

Components of Net Periodic Pension Cost:

Net periodic pension cost for the three and nine months ended September 30, 2014 and 2013 consisted of:

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended September 30,
	2014	2013	2014	2013
	(in millions)

Service cost	$14	$17	$47	$44
Interest cost	16	15	99	88
Expected return on plan assets	(21)	(16)	(123)	(108)
Amortization:
Net loss from experience differences	7	14	26	34
Prior service cost	–	1	–	–
Settlement losses / (gains) (1)	14	(3)	(5)	1

Net periodic pension cost	$30	$28	$44	$59

	U.S. Plans		Non-U.S. Plans
	For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)

Service cost	$42	$53	$136	$130
Interest cost	49	45	296	265
Expected return on plan assets	(61)	(50)	(371)	(323)
Amortization:
Net loss from experience differences	22	41	80	102
Prior service cost	1	2	1	1
Settlement losses(1)	20	2	5	1

Net periodic pension cost	$73	$93	$147	$176

(1)	Includes settlement losses of $2 million in the three and nine months ended September 30, 2014 and $3 million in the three months and $12 million in the nine months ended September 30, 2013 related to employees who elected to take lump-sum payments in connection with our 2012-2014 Restructuring Program. These costs are reflected within asset impairments and exit costs on the condensed consolidated statement of earnings and within the charges for severance and related costs in Note 6, Restructuring Programs – 2012-2014 Restructuring Program. In the nine months ended September 30, 2013, these were partially offset by $21 million of gains due to improvements in current market rates for routine settlement losses.

Employer Contributions:

We make contributions to our U.S. and non-U.S. pension plans primarily to the extent that they are tax deductible and do not generate an excise tax liability. During the nine months ended September 30, 2014, we contributed $6 million to our U.S. plans and $242 million to our non-U.S. plans. Based on current tax law, we plan to make further contributions of approximately $4 million to our U.S. plans and approximately $67 million to our non-U.S. plans during the remainder of 2014. However, our actual contributions may differ due to many factors, including changes in tax and other benefit laws or significant differences between expected and actual pension asset performance or interest rates.

Postretirement Benefit Plans

Net postretirement health care costs during the three and nine months ended September 30, 2014 and 2013 consisted of:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in millions)

Service cost	$4	$4	$10	$12
Interest cost	5	5	16	14
Amortization:
Net loss from experience differences	1	2	4	8
Prior service credit	(3)	(3)	(8)	(9)

Net postretirement health care costs	$7	$8	$22	$25

Postemployment Benefit Plans

Net postemployment costs during the three and nine months ended September 30, 2014 and 2013 consisted of:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in millions)

Service cost	$2	$2	$6	$6
Interest cost	2	1	5	4

Net postemployment costs	$4	$3	$11	$10

Note 11.  Stock Plans

On May 21, 2014, our shareholders approved the Amended and Restated 2005 Performance Incentive Plan (the “2005 Plan”). Under the amended plan, we now make grants to non-employee directors under the 2005 Plan, and we will no longer make any grants under the Amended and Restated 2006 Stock Compensation Plan for Non-Employee Directors (the “2006 Directors Plan”). We also increased the number of shares available for issuance under the 2005 Plan by 75.7 million, which includes the shares remaining available for issuance under the 2006 Directors Plan as of March 14, 2014. Under the 2005 Plan, we are now authorized to issue a maximum of 243.7 million shares of our Common Stock. We may not make any grants under the 2005 Plan after May 21, 2024. As of September 30, 2014, there were 90.7 million shares available to be granted under the 2005 Plan.

Stock Options:

In February 2014, as part of our annual equity program, we granted 9.9 million stock options to eligible employees at an exercise price of $34.17 per share. During the nine months ended September 30, 2014, we granted 0.1 million of additional stock options with a weighted-average exercise price of $35.20 per share. In total, 10.0 million stock options were granted with a weighted-average exercise price of $34.18 per share. During the nine months ended September 30, 2014, 6.5 million stock options, with an intrinsic value of $98.4 million, were exercised.

Restricted and Deferred Stock:

In January 2014, in connection with our long-term incentive plan, we granted 1.2 million shares of restricted and deferred stock at a market value of $34.97 per share. In February 2014, as part of our annual equity program, we granted 2.0 million shares of restricted and deferred stock to eligible employees at a market value of $34.17 per share. During the nine months ended September 30, 2014, we issued 0.8 million of additional restricted and deferred shares with a weighted-average market value of $32.62 per share. In total, 4.0 million restricted and deferred shares were issued with a weighted-average market value of $34.08 per share. During the nine months ended September 30, 2014, 4.0 million shares of restricted and deferred stock vested with a market value on the vesting date of $137.6 million.

Share Repurchase Program:

During 2013, our Board of Directors authorized the repurchase of $7.7 billion of our Common Stock through December 31, 2016. Repurchases under the program are determined by management and are wholly discretionary. During the nine months ended September 30, 2014, we repurchased 34.3 million shares of Common Stock at an average cost of $35.33 per share, or an aggregate cost of $1.2 billion, of which $1.0 billion was paid during the nine months ended September 30, 2014 and $0.2 billion was prepaid in December 2013 at the inception of an accelerated share repurchase program. All share repurchases were funded through available cash and commercial paper issuances. During 2013, we repurchased 82.8 million shares of Common Stock at an average cost of $33.09 per share, or an aggregate cost of $2.7 billion. As of September 30, 2014, we have $3.8 billion in remaining share repurchase capacity.

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

As we previously disclosed, on February 1, 2011, we received a subpoena from the SEC in connection with an investigation under the FCPA, primarily related to a facility in India that we acquired in the Cadbury acquisition. The subpoena primarily requests information regarding dealings with Indian governmental agencies and officials to obtain approvals related to the operation of that facility. We are continuing to cooperate with the U.S. and Indian governments in their investigations of these matters, including through ongoing meetings with the U.S. government to discuss potential conclusion of the U.S. government investigation.

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

In April 2013, the staff of the Commodity Futures Trading Commission (“CFTC”) advised us and Kraft Foods Group that it was investigating activities related to the trading of December 2011 wheat futures contracts that occurred prior to the Spin-Off of Kraft Foods Group. We are cooperating with the staff in its investigation. In October 2014, the staff advised us that the CFTC intends to commence a formal action against us and Kraft Foods Group. We continue to try to resolve this matter prior to any formal action being taken. It is not possible to predict the outcome of this matter; however, based on our Separation and Distribution Agreement with Kraft Foods Group dated as of September 27, 2012, we expect to predominantly bear any monetary penalties or other payments that the CFTC may impose.

While we cannot predict with certainty the results of any Legal Matters in which we are currently involved, we do not expect that the ultimate costs to resolve any of these Legal Matters, individually or in the aggregate, will have a material effect on our financial results.

Third-Party Guarantees:

We enter into third-party guarantees primarily to cover the long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At September 30, 2014, we had no material third-party guarantees recorded on our condensed consolidated balance sheet.

As part of our 2010 Cadbury acquisition, we became the responsible party for tax matters under the Cadbury Schweppes Plc and Dr Pepper Snapple Group, Inc. (“DPSG”) Tax Sharing and Indemnification Agreement dated May 1, 2008 (“Tax Indemnity”) for certain 2007 and 2008 transactions relating to the demerger of Cadbury’s Americas Beverage business. A U.S. federal tax audit of DPSG for the 2006-2008 tax years was concluded with the IRS in August 2013. As a result, we recorded a favorable impact of $336 million in selling, general and administrative expenses and $49 million in interest and other expense / (income) for a total pre-tax impact of $385 million ($363 million net of tax) in the three months ended September 30, 2013 due to the reversal of the accrued liability in excess of the amount we paid to DPSG under the Tax Indemnity in the third quarter of 2013.

Note 13.  Reclassifications from Accumulated Other Comprehensive Earnings / (Losses)

The components of accumulated other comprehensive earnings / (losses) attributable to Mondelēz International were:

	Currency Translation Adjustments	Pension and Other Benefits	Derivatives Accounted for as Hedges	Total
	(in millions)

Balances at January 1, 2014	$(1,414)	$(1,592)	$117	$(2,889)
Other comprehensive earnings / (losses), before reclassifications:
Currency translation adjustment(1)	(2,069)	90	–	(1,979)
Pension and other benefits	–	16	–	16
Derivatives accounted for as hedges	383	–	(78)	305
Losses / (gains) reclassified into net earnings	–	125	(22)	103
Tax (expense) / benefit	(150)	(47)	57	(140)

Total other comprehensive earnings / (losses)				(1,695)

Balances at September 30, 2014	$(3,250)	$(1,408)	$74	$(4,584)

(1)	The condensed consolidated statement of comprehensive earnings for the nine months ended September 30, 2014 includes $(19) million of currency translation adjustment attributable to noncontrolling interests.

Amounts reclassified from accumulated other comprehensive earnings / (losses) during the three and nine months ended September 30, 2014 and their locations in the condensed consolidated financial statements were as follows:

	For the Three	For the Nine	Location of
	Months Ended	Months Ended	Gain / (Loss)
	September 30,	September 30,	Recognized
	2014	2014	in Net Earnings
	(in millions)

Pension and other benefits:
Reclassification of losses / (gains) into net earnings:
Amortization of experience losses and prior service costs (1)	$31	$100
Settlement losses(1)	9	25
Tax impact	(26)	(47)	Provision for income taxes
Derivatives accounted for as hedges:
Reclassification of losses / (gains) into net earnings:
Currency exchange contracts – forecasted transactions	(13)	(9)	Cost of sales
Commodity contracts	(5)	(16)	Cost of sales
Interest rate contracts	–	3	Interest and other expense / (income)
Tax impact	2	3	Provision for income taxes

Total reclassifications into net earnings, net of tax	$(2)	$59

(1)	These items are included in the components of net periodic benefit costs disclosed in Note 10, Benefit Plans.

Note 14.  Income Taxes

See Note 1, Basis of Presentation – Revision of Financial Statements, for information related to the revision of income taxes. During 2014, as part of our ongoing remediation efforts related to the material weakness in internal controls over the accounting for income taxes, we recorded out-of-period adjustments that had an immaterial impact on the provision for income taxes of $20 million for the three months and $15 million for the nine months ended September 30, 2014. The out-of-period adjustments were not material to the consolidated financial statements for any prior period.

Based on current tax laws, our estimated annual effective tax rate for 2014 is 21.2%, reflecting favorable impacts from the mix of pre-tax income in various non-U.S. tax jurisdictions, partially offset by the remeasurement of our Venezuelan net monetary assets. Our 2014 third quarter effective tax rate of 16.5% was favorably impacted by net tax benefits from $65 million of discrete one-time events. The discrete net tax benefits primarily related to $109 million from favorable tax audit settlements and expirations of statutes of limitations in several jurisdictions, partially offset by $20 million of out-of-period adjustments. Our effective tax rate for the nine months ended September 30, 2014 of 12.5% was due to net tax benefits from $169 million of discrete one-time events. The discrete net tax benefits primarily related to favorable tax audit settlements and expirations of statutes of limitations in several jurisdictions.

As of the third quarter of 2013, our estimated annual effective tax rate for 2013 was 20.0%, reflecting favorable impacts from the mix of pre-tax income in various non-U.S. tax jurisdictions. Our 2013 third quarter effective tax rate of 2.5% was favorably impacted by the non-taxable portion of the Cadbury acquisition-related indemnity resolution of $325 million and net tax benefits from $109 million of discrete one-time events. These discrete items primarily resulted from $88 million related to the revaluation of U.K. deferred tax assets and liabilities resulting from tax legislation enacted during the third quarter of 2013 and $45 million of net favorable tax audit settlements and expirations of statutes of limitations in several jurisdictions. Our effective tax rate for the nine months ended September 30, 2013 of 3.0% was favorably impacted by the non-taxable portion of the Cadbury acquisition-related indemnity resolution of $325 million and net tax benefits from $295 million of discrete one-time events. These discrete items primarily resulted from $177 million of net favorable tax audit settlements and expirations of statutes of limitations in several jurisdictions, $88 million related to the revaluation of U.K. deferred tax assets and liabilities resulting from tax legislation enacted during the third quarter of 2013 and $39 million associated with a business divestiture.

Note 15.  Earnings Per Share

Basic and diluted earnings per share (“EPS”) were calculated using the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in millions, except per share data)

Net earnings	$902	$1,018	$1,694	$2,162
Noncontrolling interest	3	6	10	13

Net earnings attributable to Mondelēz International	$899	$1,012	$1,684	$2,149

Weighted-average shares for basic EPS	1,688	1,779	1,695	1,783
Plus incremental shares from assumed conversions of stock options and long-term incentive plan shares	17	15	18	15

Weighted-average shares for diluted EPS	1,705	1,794	1,713	1,798

Basic earnings per share attributable to Mondelēz International:	$0.53	$0.57	$0.99	$1.21
Diluted earnings per share attributable to Mondelēz International:	$0.53	$0.56	$0.98	$1.20

We exclude antidilutive Mondelēz International stock options from our calculation of weighted-average shares for diluted EPS. We excluded 9.7 million antidilutive stock options for the three months and 8.1 million antidilutive stock options for the nine months ended September 30, 2014 and we excluded 8.0 million antidilutive stock options for the three months and 9.7 million antidilutive stock options for the nine months ended September 30, 2013.

Note 16.  Segment Reporting

Our operations, management structure and segments are organized into five reportable operating segments:

•	Latin America
•	Asia Pacific
•	EEMEA
•	Europe
•	North America

We manage the operations within Latin America, Asia Pacific and EEMEA by location and Europe and North America by product category.

We use segment operating income to evaluate segment performance and allocate resources. We believe it is appropriate to disclose this measure to help investors analyze segment performance and trends. Segment operating income excludes unrealized gains and losses on hedging activities (which are a component of cost of sales), general corporate expenses (which are a component of selling, general and administrative expenses), amortization of intangibles, the benefit from the Cadbury acquisition-related indemnification resolution (which is a component of selling, general and administrative expenses), gains and losses on divestitures or acquisitions and acquisition-related costs (which are a component of selling, general and administrative expenses) in all periods presented. We exclude these items from segment operating income in order to provide better transparency of our segment operating results. Furthermore, we centrally manage interest and other expense / (income). Accordingly, we do not present these items by segment because they are excluded from the segment profitability measure that management reviews.

Our segment net revenues and earnings were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Net revenues:
Latin America	$1,315	$1,308	$3,913	$4,045
Asia Pacific	1,153	1,136	3,460	3,743
EEMEA	894	948	2,740	2,850
Europe	3,215	3,295	10,151	10,026
North America	1,760	1,785	5,150	5,147

Net revenues	$8,337	$8,472	$25,414	$25,811

Earnings before income taxes:
Operating income:
Latin America	$120	$171	$304	$425
Asia Pacific	65	81	364	399
EEMEA	93	109	303	282
Europe	368	403	1,294	1,178
North America	272	279	744	643
Unrealized gains / (losses) on hedging activities	39	12	(8)	55
General corporate expenses	(56)	(74)	(191)	(219)
Amortization of intangibles	(48)	(55)	(157)	(164)
Benefit from indemnification resolution	–	336	–	336
Gains on acquisition and divestitures, net	–	–	–	28
Acquisition-related costs	–	–	–	(2)

Operating income	853	1,262	2,653	2,961
Interest and other (expense) / income	227	(218)	(717)	(732)

Earnings before income taxes	$1,080	$1,044	$1,936	$2,229

Items impacting our segment operating results are discussed in Note 1, Basis of Presentation, including the Venezuelan currency remeasurements, Note 2, Divestitures and Acquisition, Note 6, Restructuring Programs, Note 7, Integration Program, and Note 9, Financial Instruments.

Net revenues by consumer sector were:

	For the Three Months Ended September 30, 2014
	Latin	Asia			North
	America	Pacific	EEMEA	Europe	America	Total
	(in millions)

Biscuits	$338	$294	$165	$724	$1,367	$2,888
Chocolate	253	408	287	1,214	75	2,237
Gum & Candy	314	190	151	217	304	1,176
Beverages	232	100	227	723	–	1,282
Cheese & Grocery	178	161	64	337	14	754

Total net revenues	$1,315	$1,153	$894	$3,215	$1,760	$8,337

	For the Three Months Ended September 30, 2013
	Latin	Asia			North
	America	Pacific	EEMEA	Europe	America	Total
	(in millions)

Biscuits	$329	$285	$165	$750	$1,369	$2,898
Chocolate	253	378	294	1,224	83	2,232
Gum & Candy	353	209	160	227	312	1,261
Beverages	211	99	260	759	–	1,329
Cheese & Grocery	162	165	69	335	21	752

Total net revenues	$1,308	$1,136	$948	$3,295	$1,785	$8,472

	For the Nine Months Ended September 30, 2014
	Latin	Asia			North
	America	Pacific	EEMEA	Europe	America	Total
	(in millions)

Biscuits	$998	$898	$483	$2,269	$4,078	$8,726
Chocolate	833	1,155	751	3,804	188	6,731
Gum & Candy	893	584	498	678	842	3,495
Beverages	684	359	782	2,348	–	4,173
Cheese & Grocery	505	464	226	1,052	42	2,289

Total net revenues	$3,913	$3,460	$2,740	$10,151	$5,150	$25,414

	For the Nine Months Ended September 30, 2013
	Latin	Asia			North
	America	Pacific	EEMEA	Europe	America	Total
	(in millions)

Biscuits	$953	$1,028	$490	$2,231	$4,011	$8,713
Chocolate	901	1,190	806	3,680	214	6,791
Gum & Candy	1,049	638	505	702	868	3,762
Beverages	666	371	849	2,399	–	4,285
Cheese & Grocery	476	516	200	1,014	54	2,260

Total net revenues	$4,045	$3,743	$2,850	$10,026	$5,147	$25,811

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

Over the last several years, we have been expanding geographically and building our presence in the snacking category. At the same time, we continue investing in product quality, marketing and innovation behind our iconic brands, while implementing a series of cost saving initiatives. We expect our global snacks businesses will build upon our strong presence across numerous markets, categories and channels including the high-margin instant consumption channel. Our goal is to achieve industry-leading revenue growth over time; leverage our cost structure through supply chain reinvention, productivity programs, overhead streamlining, volume growth and improved product mix to drive margin gains; and grow earnings per share in the top-tier of our peer group.

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

Upon completion of all proposed transactions, we will receive cash of approximately €4 billion and a 49 percent equity interest in the new company, to be called Jacobs Douwe Egberts (“JDE”). AHBV will hold a majority share in the proposed combined company and will have a majority of the seats on the board, which will be chaired by current D.E Master Blenders 1753 Chairman Bart Becht. AHBV is owned by an investor group led by JAB Holding Company s.à r.l. We will have certain minority rights.

The transactions (collectively, the “JDE coffee transactions”) are expected to be completed in the course of 2015, subject to closing conditions, including regulatory approvals. During this time, we and D.E Master Blenders 1753 will undertake consultations with all Works Councils and employee representatives as required in connection with the transactions.

Expenses related to readying the businesses for the planned transactions have been incurred. Within selling, general and administrative expenses, incremental costs were $10 million in the three months and $15 million in the nine months ended September 30, 2014 and were incurred primarily in our Europe segment. Within interest and other expense / (income), we also recorded unrealized gains of $420 million in the three months and $413 million in the nine months ended September 30, 2014 in connection with currency exchange forward contracts entered into to hedge the expected cash receipt of €4 billion upon closing. Refer to Note 9, Financial Instruments, for additional information.

2014-2018 Restructuring Program

On May 6, 2014, our Board of Directors approved a $3.5 billion restructuring program, comprised of approximately $2.5 billion in cash costs and $1 billion in non-cash costs (the “2014-2018 Restructuring Program”), and up to $2.2 billion of capital expenditures. The primary objective of the 2014-2018 Restructuring Program is to reduce our operating cost structure in both our supply chain and overhead costs. We expect the 2014-2018 Restructuring Program to generate annualized savings of at least $1.5 billion by the program’s completion at the end of 2018. Lower overheads and accelerated supply chain cost reductions are each expected to generate roughly half of the total incremental savings. We expect to incur the majority of the program’s charges in 2015 and 2016 and to complete the program by year-end 2018. The $2.2 billion of capital expenditures to support the restructuring program is included within our capital expenditure guidance of approximately 5 percent of net revenues for the next few years. We recorded restructuring and related implementation charges of $67 million for the three months and $77 million for the nine months ended September 30, 2014. For additional information on the 2014-2018 Restructuring Program, see Note 6, Restructuring Programs.

Revision of Financial Statements

In finalizing our 2013 results, we identified certain out-of-period, non-cash, income tax-related errors in prior interim and annual periods. These errors were not material to any previously reported financial results; however, we revised our 2013 interim and prior-year financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended December 31, 2013, to reflect these items in the appropriate periods. The impact of the revision was a reduction of net earnings of $12 million for the three months and $59 million for the nine months ended September 30, 2013. For additional details about the adjustments, see Note 1, Basis of Presentation – Revision of Financial Statements. For additional information about the procedures and controls we are also implementing, see Item 4, Controls and Procedures. The following discussion and analysis relates to after-tax results that were revised for the prior-periods presented.

Summary of Results

•

Net revenues decreased 1.6% to $8,337 billion in the third quarter of 2014 and decreased 1.5% to $25,414 billion in the first nine months of 2014 as compared to the same periods in the prior year. Net revenues decreased due primarily to unfavorable currency translation through September 30, 2014 as the U.S. dollar strengthened against many currencies in which we operate.

•

Organic Net Revenue increased 2.7% to $8,668 billion in the third quarter of 2014 and increased 2.2% to $26,302 billion in the first nine months of 2014 as compared to the same periods in the prior year. Organic Net Revenue is a non-GAAP financial measure we use to evaluate our underlying results (see the definition of Organic Net Revenue and our reconciliation with net revenues within Non-GAAP Financial Measures appearing later in this section).

•

Diluted EPS attributable to Mondelēz International decreased 5.4% to $0.53 in the third quarter of 2014 and decreased 18.3% to $0.98 in the first nine months of 2014 as compared to the same periods in the prior year. A number of significant items affected the comparability of our results as described in the Discussion and Analysis below.

•

Adjusted EPS increased 25.0% to $0.50 in the third quarter of 2014 and increased 15.2% to $1.29 in the first nine months of 2014 as compared to the same periods in the prior year. On a constant currency basis, Adjusted EPS increased 32.5% to $0.53 in the third quarter of 2014 and increased 22.3% to $1.37 in the first nine months of 2014 as compared to the same periods in the prior year. Adjusted EPS is a non-GAAP financial measure we use to evaluate our underlying results (see the definition of Adjusted EPS and our reconciliation with diluted EPS within Non-GAAP Financial Measures appearing later in this section).

Financial Outlook

Our long-term financial targets include:

•	Organic Net Revenue growth at or above expected category growth
•	Adjusted Operating Income growth of high single-digits on a constant currency basis
•	Double-digit Adjusted EPS growth on a constant currency basis

Refer to Non-GAAP Financial Measures appearing later in this section for more information on these measures.

We continue to expect Organic Net Revenue growth to be 2% to 2.5% in 2014, reflecting our expectation that global retail and consumer demand will continue to be soft in the near term. As we continue to execute our cost reduction programs to deliver sustainable margin improvement and earnings growth, we now expect approximately 10% growth in Adjusted Operating Income on a constant currency basis in 2014, up from high single-digit growth. We expect approximately 13% Adjusted Operating Income margin in 2014, up from a high 12% range. We now expect 2014 Adjusted EPS on a constant currency basis to be $1.82 to $1.87. Our 2014 Adjusted EPS outlook on a constant currency basis represents double-digit growth and reflects average 2013 currency rates.

Discussion and Analysis

Items Affecting Comparability of Financial Results

Planned Coffee Business Transactions

In connection with readying the coffee businesses for the JDE coffee transactions, we have incurred incremental expenses. Within selling, general and administrative expenses, incremental costs were $10 million in the three months and $15 million in the nine months ended September 30, 2014 and were incurred primarily in our Europe segment. Within interest and other expense / (income), we also recorded unrealized gains of $420 million in the three months and $413 million in the nine months ended September 30, 2014 in connection with currency exchange forward contracts entered into to hedge the expected cash receipt of €4 billion upon closing. Refer to Note 9, Financial Instruments, for additional information.

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

We recorded restructuring charges of $25 million for the three months and $26 million for the nine months ended September 30, 2014 within asset impairment and exit costs. We also incurred implementation costs of $42 million for the three months and $51 million for the nine months ended September 30, 2014, which were recorded within cost of sales and general corporate expense within selling, general and administrative expenses. See Note 6, Restructuring Programs – 2014-2018 Restructuring Program, for additional information.

Remeasurement of Venezuelan Net Monetary Assets

As a result of Venezuelan currency exchange developments and the expected impact on our Venezuelan operations, on March 31, 2014, we remeasured our Venezuelan bolivar-denominated net monetary assets from the official exchange rate of 6.30 bolivars to the U.S. dollar to the then-prevailing SICAD I exchange rate of 10.70 bolivars to the U.S. dollar. We recognized a $142 million currency remeasurement loss within selling, general and administrative expenses in the three months ended March 31, 2014. During the three months ended September 30, 2014, we recognized $19 million of additional remeasurement charges related to changes in the SICAD I rate. As of September 30, 2014, the SICAD I exchange rate for the food segment auctions in which we participate was 11.50 bolivars to the U.S. dollar. In the three months ended March 31, 2013, we also recorded a $54 million currency remeasurement loss related to the devaluation of our net monetary assets in Venezuela at that time. Note that the impact of the current and prior-year remeasurements is included in our GAAP results and excluded from our non-GAAP Adjusted Operating Income and Adjusted EPS financial measures.

As of September 30, 2014, our remaining bolivar-denominated net monetary assets were $271 million. Our Venezuela net revenues were approximately $192 million, or 2.3% of consolidated net revenues, in the third quarter of 2014 and approximately $584 million, or 2.3% of consolidated net revenues, in the first nine months of 2014 (measured at the 6.30 official rate in the first quarter and at the SICAD I rate subsequent to the March 31, 2014 remeasurement). If any of the rates, or application of the rates to our business, were to change, we may recognize additional currency losses or gains, which could be significant. Refer to Note 1, Basis of Presentation — Currency Translation and Highly Inflationary Accounting, for additional information.

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

Our weighted-average interest rate on our total debt was 4.3% as of September 30, 2014, following the completion of our tender offer and debt retirement in the first quarter of 2014. Our weighted-average interest rate on our total debt as of December 31, 2013 was 4.8%, down from 5.8% as of December 31, 2012.

Benefit from Indemnification Resolution

As part of our 2010 Cadbury acquisition, we became the responsible party for tax matters under the Cadbury Schweppes Plc and Dr Pepper Snapple Group, Inc. (“DPSG”) Tax Sharing and Indemnification Agreement dated May 1, 2008 (“Tax Indemnity”) for certain 2007 and 2008 transactions relating to the demerger of Cadbury’s Americas Beverage business. A U.S. federal tax audit of DPSG for the 2006-2008 tax years was concluded with the IRS in August 2013. As a result, we recorded a favorable impact of $336 million in selling, general and administrative expenses and $49 million in interest and other expense / (income) for a total pre-tax impact of $385 million ($363 million net of tax) in the three months ended September 30, 2013 due to the reversal of the accrued liability in excess of the amount we paid to DPSG under the Tax Indemnity in the third quarter of 2013.

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

On February 22, 2013, we acquired the remaining interest in a biscuit operation in Morocco, which is now a wholly-owned subsidiary within our EEMEA segment. We paid net cash consideration of $119 million, consisting of $155 million purchase price net of cash acquired of $36 million. During the three months ended March 31, 2013, we also recorded a pre-tax gain of $22 million related to the remeasurement of our previously-held equity interest in the operation to fair value in accordance with U.S. GAAP. We recorded acquisition costs of $7 million in selling, general and administrative expenses and interest and other expense / (income) during the three months ended March 31, 2013. We recorded integration charges of $3 million for the nine months ended September 30, 2014 and $1 million for the nine months ended September 30, 2013 within selling, general and administrative expenses.

Spin-Off Costs following Kraft Foods Group Divestiture

On October 1, 2012, we completed the Spin-Off of our North American grocery business, Kraft Foods Group, to our shareholders (the “Spin-Off”). Following the Spin-Off, Kraft Foods Group is an independent public company and we do not beneficially own any shares of Kraft Foods Group common stock. We continue to incur primarily Spin-Off transition costs, and historically we have incurred Spin-Off transaction, transition and financing and related costs (“Spin-Off Costs”) in our operating results. We recorded $4 million of pre-tax Spin-Off Costs in the three months and $23 million in the nine months ended September 30, 2014 and $9 million in the three months and $33 million in the nine months ended September 30, 2013. In fiscal year 2014, we expect to incur approximately $30 million of Spin-Off Costs related primarily to customer service and logistics, information systems and processes, as well as legal costs associated with revising intellectual property and other long-term agreements.

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

Of the $1.5 billion of 2012-2014 Restructuring Program costs, we retained approximately $925 million and Kraft Foods Group retained the balance of the program. Since inception, we have incurred $765 million of our estimated $925 million total 2012-2014 Restructuring Program charges.

We recorded restructuring charges of $163 million for the three months and $259 million for the nine months ended September 30, 2014 and $43 million for the three months and $131 million for the nine months ended September 30, 2013 within asset impairment and exit costs. We also incurred implementation costs of $23 million for the three months and $66 million for the nine months ended September 30, 2014 and $20 million for the three months and $31 million for the nine months ended September 30, 2013, which were recorded within cost of sales and selling, general and administrative expenses. See Note 6, Restructuring Programs – 2012-2014 Restructuring Program, for additional information.

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

We recorded reversals to the Integration Program of $1 million in the three months and $6 million in the nine months ended September 30, 2014 related to accruals no longer required. We recorded Integration Program charges of $36 million for the three months and $109 million for the nine months ended September 30, 2013 in selling, general and administrative expenses within our Europe, Asia Pacific, Latin America and EEMEA segments. At September 30, 2014, we had a remaining accrued liability of $71 million related to the Integration Program, of which $35 million was recorded within other current liabilities and $36 million, primarily related to leased facilities no longer in use, was recorded within other long-term liabilities. See Note 7, Integration Program, for additional information.

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

Based on current tax laws, our estimated annual effective tax rate for 2014 is 21.2%, reflecting favorable impacts from the mix of pre-tax income in various non-U.S. tax jurisdictions, partially offset by the remeasurement of our Venezuelan net monetary assets. Our 2014 third quarter effective tax rate of 16.5% was favorably impacted by net tax benefits from $65 million of discrete one-time events. The discrete net tax benefits primarily related to $109 million from favorable tax audit settlements and expirations of statutes of limitations in several jurisdictions, partially offset by $20 million of out-of-period adjustments. Our effective tax rate for the nine months ended September 30, 2014 of 12.5% was due to net tax benefits from $169 million of discrete one-time events. The discrete net tax benefits primarily related to favorable tax audit settlements and expirations of statutes of limitations in several jurisdictions.

As of the third quarter of 2013, our estimated annual effective tax rate for 2013 was 20.0%, reflecting favorable impacts from the mix of pre-tax income in various non-U.S. tax jurisdictions. Our 2013 third quarter effective tax rate of 2.5% was favorably impacted by the non-taxable portion of the Cadbury acquisition-related indemnity resolution of $325 million and net tax benefits from $109 million of discrete one-time events. These discrete items primarily resulted from $88 million related to the revaluation of U.K. deferred tax assets and liabilities resulting from tax legislation enacted during the third quarter of 2013 and $45 million of net favorable tax audit settlements and expirations of statutes of limitations in several jurisdictions. Our effective tax rate for the nine months ended September 30, 2013 of 3.0% was favorably impacted by the non-taxable portion of the Cadbury acquisition-related indemnity resolution of $325 million and net tax benefits from $295 million of discrete one-time events. These discrete items primarily resulted from $177 million of net favorable tax audit settlements and expirations of statutes of limitations in several jurisdictions, $88 million related to the revaluation of U.K. deferred tax assets and liabilities resulting from tax legislation enacted during the third quarter of 2013 and $39 million associated with a business divestiture.

See Note 1, Basis of Presentation – Revision of Financial Statements, for information related to the revision of income taxes. During the three months ended September 30, 2014, as part of our ongoing remediation efforts related to the material weakness in internal controls over the accounting for income taxes, we recorded out-of-period adjustments that had an immaterial impact on the provision for income taxes of $20 million for the three months and $15 million for the nine months ended September 30, 2014. The out-of-period adjustments were not material to the consolidated financial statements for any prior period.

Consolidated Results of Operations

The following discussion compares our consolidated results of operations for the three and nine months ended September 30, 2014 and 2013.

Three Months Ended September 30:

	For the Three Months Ended
	September 30,
	2014	2013	$ change	% change
	(in millions, except per share data)

Net revenues	$8,337	$8,472	$(135)	(1.6%	)

Operating income	$853	$1,262	$(409)	(32.4%	)

Net earnings attributable to Mondelēz International	$899	$1,012	$(113)	(11.2%	)

Diluted earnings per share attributable to Mondelēz International	$0.53	$0.56	$(0.03)	(5.4%	)

Net Revenues – Net revenues decreased $135 million (1.6%) to $8,337 million and Organic Net Revenue (1) increased $227 million (2.7%) to $8,668 million in the third quarter of 2014. The changes in net revenues and Organic Net Revenue are detailed below:

Change in net revenues (by percentage point)
Higher net pricing	5.8	pp
Unfavorable volume/mix	(3.1	)pp

Total change in Organic Net Revenue (1)	2.7%
Unfavorable currency	(4.0	)pp
Impact of accounting calendar change	(0.2	)pp
Impact of divestitures	(0.1	)pp

Total change in net revenues	(1.6)%

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.

Organic Net Revenue growth was driven by higher net pricing, partially offset by unfavorable volume/mix. Higher net pricing was driven by Latin America (primarily Venezuela, Brazil and Argentina), Europe, EEMEA and Asia Pacific. Unfavorable volume/mix was driven primarily by lower shipments in Europe, Asia Pacific, Latin America and EEMEA. Unfavorable currency impacts decreased net revenues by $331 million, due primarily to the devaluation of the Venezuelan bolivar in 2014 and the strength of the U.S. dollar relative to several foreign currencies, including the Argentinean peso, Ukrainian hryvnya, Russian ruble, Canadian dollar and euro, partially offset by the strength of the British pound sterling relative to the U.S. dollar. In addition, an accounting calendar change made in Europe in the third quarter of 2013 resulted in a year-over-year decrease in net revenues of $19 million. The impact of divestitures completed in 2013 resulted in a year-over-year decrease in net revenues of $12 million.

Operating Income – Operating income decreased $409 million (32.4%) to $853 million in the third quarter of 2014, Adjusted Operating Income (1) increased $106 million (10.3%) to $1,138 million, and Adjusted Operating Income (on a constant currency basis) (1) increased $170 million (16.5%) to $1,202 million due to the following:

	Operating
	Income	Change
	(in millions)	(percentage point)

Operating Income for the Three Months Ended September 30, 2013	$1,262
Spin-Off Costs	9	1.0pp
2012-2014 Restructuring Program costs	63	6.8pp
Integration Program and other acquisition integration costs	36	3.9pp
Benefit from indemnification resolution	(336)	(27.3)pp
Operating income from divestitures	(2)	(0.2)pp

Adjusted Operating Income (1) for the Three Months Ended September 30, 2013	$1,032
Higher net pricing	492	47.8pp
Higher input costs	(304)	(29.5)pp
Unfavorable volume/mix	(109)	(10.6)pp
Lower selling, general and administrative expenses	60	5.8pp
Change in unrealized gains / (losses) on hedging activities	27	2.6pp
Other, net	4	0.4pp

Total change in Adjusted Operating Income (constant currency) (1)	170	16.5%

Unfavorable currency—translation	(64)	(6.2)pp

Total change in Adjusted Operating Income (1)	106	10.3%

Adjusted Operating Income (1) for the Three Months Ended September 30, 2014	$1,138
Spin-Off Costs	(4)	(0.4)pp
2012-2014 Restructuring Program costs	(186)	(19.0)pp
2014-2018 Restructuring Program costs	(67)	(5.3)pp
Integration Program and other acquisition integration costs	1	0.1pp
Remeasurement of net monetary assets in Venezuela	(19)	(1.5)pp
Costs associated with the JDE coffee transactions	(10)	(0.8)pp

Operating Income for the Three Months Ended September 30, 2014	$853	(32.4%)

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.

During the quarter, higher net pricing outpaced increased input costs. Higher net pricing was driven by Latin America, Europe, EEMEA and Asia Pacific. The increase in input costs was driven by higher raw material costs, in part due to higher currency exchange transaction costs on imported materials, partially offset by lower manufacturing costs. Unfavorable volume/mix was driven by Europe, Latin America, Asia Pacific and EEMEA.

Total selling, general and administrative expenses increased $269 million from the third quarter of 2013, due in part to the year-over-year negative impact of the benefit from the resolution of the Cadbury acquisition-related indemnification recorded in the third quarter of 2013, implementation costs incurred for the 2014-2018 Restructuring Program, the impact from the devaluation of our net monetary assets in Venezuela, costs incurred related to the JDE coffee transactions and higher implementation costs for the 2012-2014 Restructuring Program, which were partially offset by a favorable currency impact and lower Integration Program costs. Excluding these factors, selling, general and administrative expenses decreased $60 million from the third quarter of 2013, driven primarily by lower overheads and lower advertising and consumer promotion costs. Overhead costs fell as a result of continued cost reduction efforts. Advertising and consumer promotion costs were lower due primarily to savings from consolidating media providers, reductions in non-working media costs and efficiencies gained by shifting spending to lower-cost, digital media outlets.

The change in unrealized gains / (losses) increased operating income by $27 million for the third quarter of 2014 and relates to currency and commodity hedging activity. For the three months ended September 30, 2014, the change in unrealized gains / (losses) was a net gain of $39 million as compared to a net gain of $12 million for the three months ended September 30, 2013.

Unfavorable currency impacts decreased operating income by $64 million, due primarily to the devaluation of the Venezuelan bolivar in 2014 and the strength of the U.S. dollar relative to several foreign currencies, including the Argentinean peso, Ukrainian hryvnya, Russian ruble and euro, partially offset by the strength of the British pound sterling relative to the U.S. dollar.

Operating income margin decreased from 14.9% in the third quarter of 2013 to 10.2% in the third quarter of 2014. The decrease in operating income margin was primarily driven by the year-over-year negative impact of the benefit from the resolution of the Cadbury acquisition-related indemnification recorded in the third quarter of 2013, higher costs for the 2012-2014 Restructuring Program, costs incurred for the 2014-2018 Restructuring Program, the impact from the devaluation of our net monetary assets in Venezuela and costs incurred related to the JDE coffee transactions, partially offset by lower Integration Program costs. Adjusted Operating Income margin increased from 12.2% in the third quarter of 2013 to 13.6% in the third quarter of 2014. The increase in Adjusted Operating Income margin was driven primarily by lower overhead costs from continued cost reduction efforts, lower advertising and consumer promotion costs due primarily to current year productivity initiatives and a gain in gross profit margin due mostly to the favorable impact of unrealized gains / (losses) from commodity and currency hedging activities.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $899 million decreased by $113 million (11.2%) in the third quarter of 2014. Diluted EPS attributable to Mondelēz International was $0.53 in the third quarter of 2014, down $0.03 (5.4%) from the third quarter of 2013. Adjusted EPS (1) was $0.50 in the third quarter of 2014, up $0.10 (25.0%) from the third quarter of 2013. Adjusted EPS (on a constant currency basis) (1) was $0.53 in the third quarter of 2014, up $0.13 (32.5%) from the third quarter of 2013. These changes, shown net of tax below, were due to the following:

Diluted EPS

Diluted EPS Attributable to Mondelēz International for the Three Months Ended September 30, 2013	$0.56
Spin-Off Costs (2)	–
2012-2014 Restructuring Program costs (3)	0.03
Integration Program and other acquisition integration costs (4)	0.01
Net benefit from indemnification resolution (5)	(0.20)
Net earnings from divestitures (2)	–

Adjusted EPS (1) for the Three Months Ended September 30, 2013	$0.40
Increase in operations	0.06
Change in unrealized gains / (losses) on hedging activities	0.01
Lower interest and other expense, net (6)	0.03
Changes in shares outstanding (7)	0.03
Changes in income taxes (8)	–

Adjusted EPS (constant currency) (1) for the Three Months Ended September 30, 2014	$0.53
Unfavorable currency—translation	(0.03)

Adjusted EPS (1) for the Three Months Ended September 30, 2014	$0.50
Spin-Off Costs (2)	–
2012-2014 Restructuring Program costs (3)	(0.08)
2014-2018 Restructuring Program costs (3)	(0.03)
Integration Program and other acquisition integration costs (4)	–
Remeasurement of net monetary assets in Venezuela (9)	(0.01)
Income / (costs) associated with the JDE coffee transactions (2)	0.15

Diluted EPS Attributable to Mondelēz International for the Three Months Ended September 30, 2014	$0.53

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.
(2)	Refer to Note 2, Divestitures and Acquisition, for more information on Spin-Off Costs following the Kraft Foods Group Divestiture, the Planned JDE Coffee Business Transactions and other divestitures and an acquisition in our EEMEA segment.
(3)	Refer to Note 6, Restructuring Programs, for more information on our 2014-2018 Restructuring Program and our 2012-2014 Restructuring Program.
(4)	Refer to Note 7, Integration Program, for information on our Cadbury acquisition integration program and Note 2, Divestitures and Acquisition, for other integration charges associated with our acquisition of a biscuit operation in our EEMEA segment.
(5)	Refer to Note 12, Commitments and Contingencies, for more information on the benefit related to the resolution of a Cadbury acquisition indemnification in the three months ended September 30, 2013.
(6)	Excludes the favorable currency impact on interest expense related to our non-U.S. dollar denominated debt.
(7)	Refer to Note 11, Stock Plans, for more information on our equity compensation programs and share repurchase program and Note 15, Earnings Per Share, for earnings per share weighted-average share information.
(8)	Refer to Note 14, Income Taxes, for more information on the change in our income taxes and effective tax rate.
(9)	Refer to Note 1, Basis of Presentation—Currency Translation and Highly Inflationary Accounting, for more information on the remeasurement of net monetary assets in Venezuela in the current and prior-year periods.

Nine Months Ended September 30:

	For the Nine Months Ended
	September 30,
	2014	2013	$ change	% change
	(in millions, except per share data)

Net revenues	$25,414	$25,811	$(397)	(1.5%	)

Operating income	$2,653	$2,961	$(308)	(10.4%	)

Net earnings attributable to Mondelēz International	$1,684	$2,149	$(465)	(21.6%	)

Diluted earnings per share attributable to Mondelēz International	$0.98	$1.20	$(0.22)	(18.3%	)

Net Revenues – Net revenues decreased $397 million (1.5%) to $25,414 million and Organic Net Revenue (1) increased $570 million (2.2%) to $26,302 million in the first nine months of 2014. The changes in net revenues and Organic Net Revenue are detailed below:

Change in net revenues (by percentage point)
Higher net pricing	4.0	pp
Unfavorable volume/mix	(1.8	)pp

Total change in Organic Net Revenue(1)	2.2%
Unfavorable currency	(3.5	)pp
Impact of divestitures	(0.2	)pp
Impact of accounting calendar change	(0.1	)pp
Impact of acquisition	0.1	pp

Total change in net revenues	(1.5)%

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.

Organic Net Revenue growth was driven by higher net pricing, partially offset by unfavorable volume/mix. Higher net pricing was reflected across all segments, though mostly in Latin America (primarily Venezuela, Argentina and Brazil), EEMEA and Asia Pacific. Unfavorable volume/mix was driven primarily by lower shipments in Asia Pacific, Europe and Latin America. Unfavorable currency impacts decreased net revenues by $902 million, due primarily to the devaluation of the Venezuelan bolivar and the strength of the U.S. dollar relative to several foreign currencies, including the Argentinean peso, Brazilian real, Russian ruble, Ukrainian hryvnya, Australian dollar and Canadian dollar, partially offset by the strength of the euro and British pound sterling relative to the U.S. dollar. The impact of divestitures completed in 2013 resulted in a year-over-year decrease in net revenues of $60 million. The accounting calendar change made in Europe in the third quarter of 2013 resulted in a year-over-year decrease in net revenues of $19 million. The acquisition of a biscuit operation in Morocco on February 22, 2013 added $14 million in incremental net revenues this year for the period prior to the anniversary date of the acquisition.

Operating Income – Operating income decreased $308 million (10.4%) to $2,653 million in the first nine months of 2014, Adjusted Operating Income (1) increased $297 million (10.1%) to $3,251 million, and Adjusted Operating Income (on a constant currency basis) (1) increased $435 million (14.7%) to $3,389 million due to the following:

	Operating
	Income	Change
	(in millions)	(percentage point)

Operating Income for the Nine Months Ended September 30, 2013	$2,961
Spin-Off Costs	33	1.4pp
2012-2014 Restructuring Program costs	162	6.1pp
Integration Program and other acquisition integration costs	110	4.1pp
Benefit from indemnification resolution	(336)	(12.1)pp
Remeasurement of net monetary assets in Venezuela	54	1.7pp
Gains on acquisition and divestitures, net	(28)	(1.1)pp
Acquisition-related costs	2	0.1pp
Operating income from divestitures	(4)	(0.1)pp

Adjusted Operating Income (1) for the Nine Months Ended September 30, 2013	$2,954
Higher net pricing	1,021	34.6pp
Higher input costs	(596)	(20.2)pp
Unfavorable volume/mix	(237)	(8.1)pp
Lower selling, general and administrative expenses	296	10.0pp
Change in unrealized gains / (losses) on hedging activities	(63)	(2.1)pp
Gain on sale of property in 2014	7	0.3pp
Impact from acquisition	3	0.1pp
Other, net	4	0.1pp

Total change in Adjusted Operating Income (constant currency) (1)	435	14.7%

Unfavorable currency—translation	(138)	(4.6)pp

Total change in Adjusted Operating Income (1)	297	10.1%

Adjusted Operating Income (1) for the Nine Months Ended September 30, 2014	$3,251
Spin-Off Costs	(23)	(0.9)pp
2012-2014 Restructuring Program costs	(325)	(11.3)pp
2014-2018 Restructuring Program costs	(77)	(2.6)pp
Integration Program and other acquisition integration costs	3	0.1pp
Remeasurement of net monetary assets in Venezuela	(161)	(5.4)pp
Costs associated with the JDE coffee transactions	(15)	(0.5)pp

Operating Income for the Nine Months Ended September 30, 2014	$2,653	(10.4%)

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.

During the first nine months of 2014, higher net pricing outpaced increased input costs. Higher net pricing was reflected across all segments. The increase in input costs was driven by higher raw material costs, in part due to higher currency exchange transaction costs on imported materials, partially offset by lower manufacturing costs. Unfavorable volume/mix was driven by Latin America, Asia Pacific, and Europe, partially offset by gains in EEMEA and North America.

Total selling, general and administrative expenses decreased $29 million from the first nine months of 2013, due in part to a favorable currency impact, lower Integration Program costs, lower Spin-Off Costs, a gain on a sale of property in 2014 and the absence of costs related to businesses divested in 2013, which were more than offset by the year-over-year negative impact of the benefit from the resolution of the Cadbury acquisition-related indemnification recorded in the third quarter of 2013, the year-over-year negative impact from the devaluation of our net monetary assets in Venezuela in both 2014 and 2013, implementation costs incurred for the 2014-2018 Restructuring Program, higher implementation costs for the 2012-2014 Restructuring Program, and costs incurred related to the JDE coffee transactions. Excluding these factors, selling, general and administrative expenses decreased $296 million from the first nine months of 2013, driven primarily by lower advertising and consumer promotion costs and lower overhead costs. Advertising and consumer promotion costs were lower due primarily to savings from consolidating media providers, reductions in non-working media costs and efficiencies gained by shifting spending to lower-cost, digital media outlets. Overhead costs fell as a result of continued cost reduction efforts.

The change in unrealized gains / (losses) decreased operating income by $63 million for the first nine months of 2014 and relates to currency and commodity hedging activity. For the nine months ended September 30, 2014, the change in unrealized gains / (losses) was a net loss of $8 million, primarily due to currency hedging activity, as compared to a net gain of $55 million for the nine months ended September 30, 2013. In the first nine months of 2014, we recorded a pre-tax gain of $7 million related to a property in Europe. The acquisition of a biscuit operation in Morocco on February 22, 2013 added $3 million in incremental operating income this year for the period prior to the anniversary of the acquisition.

Unfavorable currency impacts decreased operating income by $138 million, due primarily to the devaluation of the Venezuelan bolivar in 2013 and 2014 and the strength of the U.S. dollar relative to several foreign currencies, including the Argentinean peso, Brazilian real, Russian ruble, Ukrainian hryvnya and Australian dollar, partially offset by the strength of the British pound sterling and euro relative to the U.S. dollar.

Operating income margin decreased from 11.5% in the first nine months of 2013 to 10.4% in the first nine months of 2014. The decrease in operating income margin was primarily driven by the year-over-year negative impact of the benefit from the resolution of the Cadbury acquisition-related indemnification recorded in the third quarter of 2013, higher costs for the 2012-2014 Restructuring Program, the impact from the devaluation of our net monetary assets in Venezuela, costs incurred for the 2014-2018 Restructuring Program and costs incurred related to the JDE coffee transactions, partially offset by lower Integration Program costs. Adjusted Operating Income margin increased from 11.5% in the first nine months of 2013 to 12.8% in the first nine months of 2014. The increase in Adjusted Operating Income margin was driven primarily by lower advertising and consumer promotion costs due primarily to current year productivity initiatives and lower overhead costs from continued cost reduction efforts, partially offset by a decline in gross profit margin due entirely to the unfavorable impact of unrealized gains / (losses) on currency and commodity hedging activities.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $1,684 million decreased by $465 million (21.6%) in the first nine months of 2014. Diluted EPS attributable to Mondelēz International was $0.98 in the first nine months of 2014, down $0.22 (18.3%) from the first nine months of 2013. Adjusted EPS (1) was $1.29 in the first nine months of 2014, up $0.17 (15.2%) from the first nine months of 2013. Adjusted EPS (on a constant currency basis) (1) was $1.37 in the first nine months of 2014, up $0.25 (22.3%) from the first nine months of 2013. These changes, shown net of tax below, were due to the following:

Diluted EPS

Diluted EPS Attributable to Mondelēz International for the Nine Months Ended September 30, 2013	$1.20
Spin-Off Costs (2)	0.01
2012-2014 Restructuring Program costs (3)	0.07
Integration Program and other acquisition integration costs (4)	0.05
Net benefit from indemnification resolution (5)	(0.20)
Remeasurement of net monetary assets in Venezuela (6)	0.03
Gains on acquisition and divestitures, net (2)	(0.04)
Acquisition-related costs (2)	–
Net earnings from divestitures (2)	–

Adjusted EPS (1) for the Nine Months Ended September 30, 2013	$1.12
Increase in operations	0.22
Gain on sale of property in 2014	–
Change in unrealized gains / (losses) on hedging activities	(0.03)
Lower interest and other expense, net (7)	0.06
Changes in shares outstanding (8)	0.06
Changes in income taxes (9)	(0.06)

Adjusted EPS (constant currency) (1) for the Nine Months Ended September 30, 2014	$1.37
Unfavorable currency—translation	(0.08)

Adjusted EPS (1) for the Nine Months Ended September 30, 2014	$1.29
Spin-Off Costs (2)	(0.01)
2012-2014 Restructuring Program costs (3)	(0.15)
2014-2018 Restructuring Program costs (3)	(0.03)
Integration Program and other acquisition integration costs (4)	–
Loss on debt extinguishment and related expenses (10)	(0.18)
Remeasurement of net monetary assets in Venezuela (6)	(0.09)
Income / (costs) associated with the JDE coffee transactions (2)	0.15

Diluted EPS Attributable to Mondelēz International for the Nine Months Ended September 30, 2014	$0.98

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.
(2)	Refer to Note 2, Divestitures and Acquisition, for more information on Spin-Off Costs following the Kraft Foods Group Divestiture, the Planned JDE Coffee Business Transactions and other divestitures and an acquisition in our EEMEA segment.
(3)	Refer to Note 6, Restructuring Programs, for more information on our 2014-2018 Restructuring Program and our 2012-2014 Restructuring Program.
(4)	Refer to Note 7, Integration Program, for information on our Cadbury acquisition integration program and Note 2, Divestitures and Acquisition, for other integration charges associated with our acquisition of a biscuit operation in our EEMEA segment.
(5)	Refer to Note 12, Commitments and Contingencies, for more information on the benefit related to the resolution of a Cadbury acquisition indemnification in the three months ended September 30, 2013.
(6)	Refer to Note 1, Basis of Presentation—Currency Translation and Highly Inflationary Accounting, for more information on the remeasurement of net monetary assets in Venezuela in the current and prior-year periods.
(7)	Excludes the favorable currency impact on interest expense related to our non-U.S. dollar denominated debt.
(8)	Refer to Note 11, Stock Plans, for more information on our equity compensation programs and share repurchase program and Note 15, Earnings Per Share, for earnings per share weighted-average share information.
(9)	Refer to Note 14, Income Taxes, for more information on the change in our income taxes and effective tax rate.
(10)	Refer to Note 8, Debt, for more information on our loss on debt extinguishment and related expenses in connection with our February 6, 2014 debt tender offer.

Results of Operations by Reportable Segment

Our operations, management structure and segments are organized into five reportable operating segments:

•	Latin America
•	Asia Pacific
•	EEMEA
•	Europe
•	North America

We manage the operations within Latin America, Asia Pacific and EEMEA by location and Europe and North America by product category.

The following discussion compares the net revenues and earnings of each of our reportable segments for the three and nine months ended September 30, 2014 and 2013.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in millions)

Net revenues:
Latin America	$1,315	$1,308	$3,913	$4,045
Asia Pacific	1,153	1,136	3,460	3,743
EEMEA	894	948	2,740	2,850
Europe	3,215	3,295	10,151	10,026
North America	1,760	1,785	5,150	5,147

Net revenues	$8,337	$8,472	$25,414	$25,811

Earnings before income taxes:
Operating income:
Latin America	$120	$171	$304	$425
Asia Pacific	65	81	364	399
EEMEA	93	109	303	282
Europe	368	403	1,294	1,178
North America	272	279	744	643
Unrealized gains / (losses) on hedging activities	39	12	(8)	55
General corporate expenses	(56)	(74)	(191)	(219)
Amortization of intangibles	(48)	(55)	(157)	(164)
Benefit from indemnification resolution	–	336	–	336
Gains on acquisition and divestitures, net	–	–	–	28
Acquisition-related costs	–	–	–	(2)

Operating income	853	1,262	2,653	2,961
Interest and other (expense) / income	227	(218)	(717)	(732)

Earnings before income taxes	$1,080	$1,044	$1,936	$2,229

As discussed in Note 16, Segment Reporting, management uses segment operating income to evaluate segment performance and allocate resources. We believe it is appropriate to disclose this measure to help investors analyze segment performance and trends. Segment operating income excludes unrealized gains and losses on hedging activities (which are a component of cost of sales), general corporate expenses (which are a component of selling, general and administrative expenses), amortization of intangibles, the benefit from the Cadbury acquisition-related indemnification resolution (which is a component of selling, general and administrative expenses), gains and losses on divestitures and acquisitions and acquisition-related costs (which are a component of selling, general and administrative expenses) in all periods presented. We exclude these items from segment operating income in order to provide better transparency of our segment operating results. Furthermore, we centrally manage interest and other expense / (income). Accordingly, we do not present these items by segment because they are excluded from the segment profitability measure that management reviews.

Items Affecting Comparability of our Segment Operating Results

Restructuring and Integration Programs

In connection with our 2014-2018 Restructuring Program, we recorded restructuring charges of $25 million during the three months and $26 million during the nine months ended September 30, 2014 in operations as part of asset impairment and exit costs. We also recorded implementation costs of $42 million during the three months and $51 million during the nine months ended September 30, 2014 in operations as a part of cost of sales and selling, general and administrative expenses. These charges were recorded within all segments, primarily within our Latin America and Europe segments, and general corporate expenses.

In connection with our 2012-2014 Restructuring Program, we recorded restructuring charges of $163 million during the three months and $259 million during the nine months ended September 30, 2014 and $43 million during the three months and $131 million during the nine months ended September 30, 2013 in operations, as a part of asset impairment and exit costs. We also recorded implementation costs of $23 million during the three months and $66 million during the nine months ended September 30, 2014 and $20 million during the three months and $31 million during the nine months ended September 30, 2013 in operations, as a part of cost of sales and selling, general and administrative expenses. These charges were recorded primarily within our Europe, North America, Asia Pacific and EEMEA segments.

In connection with our Integration Program, we recorded reversals to the Integration Program of $1 million during the three months and $6 million during the nine months ended September 30, 2014 related to accruals no longer required. We recorded charges of $36 million during the three months and $109 million during the nine months ended September 30, 2013. At September 30, 2014, $35 million of our net Integration Program liability was recorded within other current liabilities and $36 million, primarily related to leased facilities no longer in use, was recorded within other long-term liabilities. We recorded charges in the Integration Program in operations, as a part of selling, general and administrative expenses primarily within our Europe, Asia Pacific, Latin America and EEMEA segments.

Inflationary Economies and related Accounting

Refer to Note 1, Basis of Presentation — Currency Translation and Highly Inflationary Accounting, for additional information.

Venezuela. As of March 31, 2014, we began to apply the SICAD I exchange rate to remeasure our bolivar-denominated net monetary assets, and we began translating our Venezuelan operating results at the new rate in the second quarter of 2014. On March 31, 2014, we recognized a $142 million currency remeasurement loss within selling, general and administrative expenses of our Latin America segment as a result of revaluing our bolivar-denominated net monetary assets from the official exchange rate of 6.30 bolivars to the U.S. dollar to the then-prevailing SICAD I exchange rate of 10.70 bolivars to the U.S. dollar. In addition to the $142 million currency remeasurement loss in the first quarter of 2014, we recognized $19 million of additional remeasurement charges in operating income during the three months ended September 30, 2014 related to changes in the SICAD I rate.

The following table sets forth net revenues for our Venezuelan operations for the three and nine months ended September 30, 2014 (measured at the 6.30 official rate in the first quarter and at the SICAD I rate subsequent to the March 31, 2014 remeasurement), and cash, net monetary assets and net assets of our Venezuelan subsidiaries as of September 30, 2014 (translated at the SICAD I last exchange rate for food segment auctions in which we participate, which was 11.50 bolivars to the U.S. dollar):

Venezuela operations	Three Months Ended September 30, 2014
Net revenues	$192 million or 2.3% of consolidated net revenue

Nine Months Ended September 30, 2014
Net revenues	$584 million or 2.3% of consolidated net revenue

As of September 30, 2014
Cash	$275 million
Net monetary assets	$271 million
Net assets	$514 million

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

Argentina. On January 23, 2014, the Central Bank of Argentina adjusted its currency policy, removed its currency stabilization measures and allowed the Argentine peso exchange rate to float relative to the U.S. dollar. On that day, the value of the Argentine peso relative to the U.S. dollar fell by 15%, and from December 31, 2013 through September 30, 2014, the value of the peso declined 30%. Further volatility and declines in the exchange rate are expected. Based on the current state of Argentine currency rules and regulations, the business environment remains challenging; however, we do not expect the existing controls and restrictions to have a material adverse effect on our business, financial condition or results of operations. Our Argentinian operations contributed approximately $180 million, or 2.2% of consolidated net revenues, in the three months and $520 million, or 2.0% of consolidated net revenues, in the nine months ended September 30, 2014. Argentina is not designated as a highly-inflationary economy at this time for accounting purposes, so we continue to record currency translation adjustments within equity and realized exchange gains and losses on transactions in earnings.

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

On February 22, 2013, we acquired the remaining interest in a biscuit operation in Morocco, which is now a wholly-owned subsidiary within our EEMEA segment. We paid net cash consideration of $119 million, consisting of $155 million purchase price net of cash acquired of $36 million. During the three months ended March 31, 2013, we also recorded a pre-tax gain of $22 million related to the remeasurement of our previously-held equity interest in the operation to fair value in accordance with U.S. GAAP and acquisition costs of $7 million in selling, general and administrative expenses and interest and other expense / (income). We recorded integration charges of $3 million for the nine months ended September 30, 2014 and $1 million for the nine months ended September 30, 2013 within selling, general and administrative expenses.

Corporate Expenses and Other Items Outside of Segment Operating Results

Net changes in unrealized gains / (losses) relate to currency and commodity hedging activity and were $39 million for the three months and $(8) million for the nine months ended September 30, 2014 and $12 million for the three months and $55 million for the nine months ended September 30, 2013. Once realized, the gains or losses are reclassified to segment operating income.

The $18 million decrease in general corporate expenses in the three months ended September 30, 2014 was due primarily to lower corporate functions/project expenses and other general corporate expenses, partially offset by implementation costs incurred for the 2014-2018 Restructuring Program. Corporate functions/project expenses decreased $12 million from $45 million to $33 million, primarily due to certain personnel-related support costs that were migrated to our North America segment. Implementation costs incurred for the 2014-2018 Restructuring Program of $13 million were charged to general corporate expense. The $28 million decrease in general corporate expenses for the nine months ended September 30, 2014 was due primarily to lower corporate functions/project expenses, lower other general corporate expenses and lower Spin-Off Costs, partially offset by implementation costs incurred for the 2014-2018 Restructuring Program. Corporate functions/project expenses decreased $12 million from $155 million to $143 million, driven by certain personnel-related support costs that were migrated to our North America segment and continued costs management efforts, partially offset by charges due to an unclaimed property liability and a legal matter. Spin-Off Costs within general corporate expenses decreased $10 million from $33 million to $23 million. Implementation costs incurred for the 2014-2018 Restructuring Program of $21 million were charged to general corporate expense.

As part of our 2010 Cadbury acquisition, we became the responsible party for tax matters under the Cadbury Schweppes Plc and Dr Pepper Snapple Group, Inc. (“DPSG”) Tax Sharing and Indemnification Agreement dated May 1, 2008 (“Tax Indemnity”) for certain 2007 and 2008 transactions relating to the demerger of Cadbury’s Americas Beverage business. A U.S. federal tax audit of DPSG for the 2006-2008 tax years was concluded with the IRS in August 2013. As a result, we recorded a favorable impact of $336 million in selling, general and administrative expenses and $49 million in interest and other expense / (income) for a total pre-tax impact of $385 million ($363 million net of tax) in the three months ended September 30, 2013 due to the reversal of the accrued liability in excess of the amount we paid to DPSG under the Tax Indemnity in the third quarter of 2013.

The $445 million decrease in interest and other expense / (income) in the three months ended September 30, 2014 was due primarily to unrealized gains of $420 million in connection with currency exchange forward contracts entered into related to the JDE coffee transactions and lower interest expense due to recently refinanced long-term debt, partially offset by the year-over-year negative impact due to the interest income benefit from the Cadbury acquisition-related indemnification resolution recorded in the three months ended September 30, 2013. The $15 million decrease in interest and other expense / (income) for the nine months ended September 30, 2014 was due primarily to unrealized gains of $413 million in connection with currency exchange forward contracts entered into related to the JDE coffee transactions and lower interest expense due to recently refinanced long-term debt, partially offset by the $495 million loss on debt extinguishment and related expenses and the year-over-year negative impact due to the interest income benefit from the Cadbury acquisition-related indemnification resolution recorded in the nine months ended September 30, 2013. Refer to Note 9, Financial Instruments, for additional information on the currency exchange forward contracts.

Latin America

	For the Three Months Ended September 30,
	2014	2013	$ change	% change
		(in millions)

Net revenues	$1,315	$1,308	$7	0.5%
Segment operating income	120	171	(51)	(29.8%	)

	For the Nine Months Ended September 30,
	2014	2013	$ change	% change
		(in millions)

Net revenues	$3,913	$4,045	$(132)	(3.3%	)
Segment operating income	304	425	(121)	(28.5%	)

Three Months Ended September 30:

Net revenues increased $7 million (0.5%), due to higher net pricing (21.6 pp), mostly offset by unfavorable currency (18.0 pp) and unfavorable volume/mix (3.1 pp). Higher net pricing was reflected primarily in the higher inflationary countries of Venezuela and Argentina, as well as in Brazil and Mexico. Unfavorable currency impacts were due primarily to the Venezuelan bolivar devaluation and the strength of the U.S. dollar relative to the Argentinean peso. Unfavorable volume/mix was driven primarily by Mexico and Argentina, partially offset by gains in Brazil and Venezuela.

Segment operating income decreased $51 million (29.8%), due primarily to higher raw material costs, unfavorable currency, unfavorable volume/mix, costs incurred for the 2014-2018 Restructuring Program, higher other selling, general and administrative expenses, the impact from the remeasurement of net monetary assets in Venezuela and higher advertising and consumer promotion expenses, partially offset by higher net pricing, lower manufacturing costs and lower 2012-2014 Restructuring Program costs.

Nine Months Ended September 30:

Net revenues decreased $132 million (3.3%), due to unfavorable currency (18.3 pp) and unfavorable volume/mix (3.7 pp), partially offset by higher net pricing (18.7 pp). Unfavorable currency impacts were due primarily to the Venezuelan bolivar devaluation and the strength of the U.S. dollar relative to the Argentinean peso and Brazilian real. Unfavorable volume/mix was driven primarily by Mexico, Venezuela and Argentina, partially offset by gains in Brazil and the Western Andean countries. Higher net pricing was reflected primarily in the higher inflationary countries of Venezuela and Argentina, as well as in Brazil and Mexico.

Segment operating income decreased $121 million (28.5%), due primarily to higher raw material costs, unfavorable currency, unfavorable volume/mix, the year-over-year net impact from the remeasurement of net monetary assets in Venezuela, costs incurred for the 2014-2018 Restructuring Program and higher other selling, general and administrative expenses, partially offset by higher net pricing, lower manufacturing costs and the absence of Integration Program costs in 2014.

Asia Pacific

	For the Three Months Ended September 30,
	2014	2013	$ change	% change
		(in millions)

Net revenues	$1,153	$1,136	$17	1.5%
Segment operating income	65	81	(16)	(19.8%	)

	For the Nine Months Ended September 30,
	2014	2013	$ change	% change
		(in millions)

Net revenues	$3,460	$3,743	$(283)	(7.6%	)
Segment operating income	364	399	(35)	(8.8%	)

Three Months Ended September 30:

Net revenues increased $17 million (1.5%), due to higher net pricing (3.6 pp) and favorable currency (0.2 pp), partially offset by unfavorable volume/mix (2.3 pp). Higher net pricing was reflected across most of the region, primarily India, China, Indonesia and the Philippines. Favorable currency impacts were due primarily to the strength of the Australian dollar and Indian rupee relative to the U.S. dollar, partially offset by the strength of the U.S. dollar relative to the Japanese yen and Indonesian rupiah. Unfavorable volume/mix was driven primarily by Indonesia, Malaysia, the Philippines and Japan, partially offset by gains in China, Australia/New Zealand and India.

Segment operating income decreased $16 million (19.8%), due primarily to higher raw material costs, higher 2012-2014 Restructuring Program costs and unfavorable volume/mix, partially offset by higher net pricing, lower advertising and consumer promotion costs, the absence of Integration Program costs in 2014 and lower manufacturing costs.

Nine Months Ended September 30:

Net revenues decreased $283 million (7.6%), due to unfavorable volume/mix (5.4 pp) and unfavorable currency (4.3 pp), partially offset by higher net pricing (2.1 pp). Unfavorable volume/mix was driven primarily by China, Indonesia, Australia/New Zealand, Japan, Malaysia, Thailand and the Philippines, partially offset by gains in India. Unfavorable currency impacts were due primarily to the strength of the U.S. dollar relative to the Australian dollar, Indian rupee and Indonesian rupiah. Higher net pricing was primarily due to India, Indonesia, the Philippines and China.

Segment operating income decreased $35 million (8.8%), due primarily to higher raw material costs, unfavorable volume/mix, higher 2012-2014 Restructuring Program costs and unfavorable currency, partially offset by higher net pricing, lower manufacturing costs, lower advertising and consumer promotion costs, lower other selling, general and administrative expenses and the absence of Integration Program costs in 2014.

EEMEA

	For the Three Months Ended September 30,
	2014	2013	$ change	% change
		(in millions)

Net revenues	$894	$948	$(54)	(5.7%	)
Segment operating income	93	109	(16)	(14.7%	)

	For the Nine Months Ended September 30,
	2014	2013	$ change	% change
		(in millions)

Net revenues	$2,740	$2,850	$(110)	(3.9%	)
Segment operating income	303	282	21	7.4%

Three Months Ended September 30:

Net revenues decreased $54 million (5.7%), due to unfavorable currency (11.3 pp) and unfavorable volume/mix (2.3 pp), partially offset by higher net pricing (7.9 pp). Unfavorable currency impacts were due to the strength of the U.S. dollar relative to most currencies in the region, primarily the Russian ruble, Ukrainian hryvnya, South African rand and Turkish lira. Unfavorable volume/mix was driven primarily by Ukraine, the Gulf Cooperation Council (“GCC”) countries, West Africa and Morocco. Higher net pricing was reflected across most of the segment, primarily in Russia, Ukraine and the GCC countries.

Segment operating income decreased $16 million (14.7%), due primarily to higher raw material costs, unfavorable currency and higher 2012-2014 Restructuring Program costs, partially offset by higher net pricing, lower manufacturing costs and the absence of Integration Program costs in 2014.

Nine Months Ended September 30:

Net revenues decreased $110 million (3.9%), due to unfavorable currency (10.2 pp) and the impact of divestitures (0.7 pp), partially offset by higher net pricing (4.4 pp), favorable volume/mix (2.1 pp) and the impact of the February 2013 acquisition of a biscuit operation in Morocco (0.5 pp). Unfavorable currency impacts were due to the strength of the U.S. dollar relative to most currencies in the region, primarily the Russian ruble, Ukrainian hryvnya, South African rand and Turkish lira. Divestitures completed in 2013 resulted in a $20 million decline in net revenues. Higher net pricing was reflected across most of the segment, primarily in Russia, Ukraine and Turkey. Favorable volume/mix was driven primarily by Russia, Turkey and the GCC countries. The acquisition of a biscuit operation in Morocco in February 2013 added $14 million in incremental net revenues for the first nine months of 2014 for the period prior to the anniversary date of the acquisition.

Segment operating income increased $21 million (7.4%), due primarily to higher net pricing, lower manufacturing costs, lower Integration Program and other acquisition integration costs, favorable volume/mix, lower advertising and consumer promotion costs and the impact of 2013 divestitures, partially offset by higher raw material costs, unfavorable currency, higher 2012-2014 Restructuring Program costs and higher other selling, general and administrative expenses.

Europe

	For the Three Months Ended September 30,
	2014	2013	$ change	% change
		(in millions)

Net revenues	$3,215	$3,295	$(80)	(2.4%	)
Segment operating income	368	403	(35)	(8.7%	)

	For the Nine Months Ended September 30,
	2014	2013	$ change	% change
		(in millions)

Net revenues	$10,151	$10,026	$125	1.2%
Segment operating income	1,294	1,178	116	9.8%

Three Months Ended September 30:

Net revenues decreased $80 million (2.4%), due to unfavorable volume/mix (5.5 pp), the impact of prior year’s accounting calendar change (0.6 pp) and the impact of divestitures (0.1 pp), partially offset by higher net pricing (3.1 pp) and favorable currency (0.7 pp). Unfavorable volume/mix was driven by lower shipments across all categories, particularly in France due to customer disruptions related to pricing changes. The accounting calendar change made in the third quarter of 2013 resulted in a year-over-year decrease in net revenues of $19 million. Divestitures completed in 2013 resulted in a $3 million decline in net revenues. Higher net pricing was driven primarily by chocolate, coffee and cheese & grocery. Favorable currency reflected primarily the strength of the British pound sterling relative to the U.S. dollar.

Segment operating income decreased $35 million (8.7%), due primarily to higher raw material costs, higher 2012-2014 Restructuring Program costs, unfavorable volume/mix, costs incurred for the 2014-2018 Restructuring Program, costs associated with the JDE coffee transactions and higher other selling, general and administrative expenses, partially offset by higher net pricing, lower manufacturing costs, lower advertising and consumer promotion costs, the absence of Integration Program costs in 2014 and favorable currency.

Nine Months Ended September 30:

Net revenues increased $125 million (1.2%), due to favorable currency (3.3 pp) and higher net pricing (0.3 pp), partially offset by unfavorable volume/mix (2.1 pp), the impact of prior year’s accounting calendar change (0.2 pp) and the impact of divestitures (0.1 pp). Favorable currency impacts primarily reflected the strength of the euro and British pound sterling relative to the U.S. dollar. Higher net pricing was driven by chocolate and cheese & grocery, partially offset by lower net pricing in all other categories, primarily coffee, reflecting the pass-through of lower green coffee costs. Unfavorable volume/mix was driven by lower shipments across all categories. The accounting calendar change made in the third quarter of 2013 resulted in a year-over-year decrease in net revenues of $19 million. Divestitures completed in 2013 resulted in a $9 million decline in net revenues.

Segment operating income increased $116 million (9.8%), due primarily to lower manufacturing costs, lower advertising and consumer promotion costs, lower other selling, general and administrative expenses (including a gain on a sale of property), favorable currency, lower Integration Program costs (including the reversal of a prior-year accrual) and higher net pricing, partially offset by higher 2012-2014 Restructuring Program costs, higher raw material costs (including higher cocoa and dairy costs, net of lower green coffee costs), unfavorable volume/mix, costs associated with the JDE coffee transactions and costs incurred for the 2014-2018 Restructuring Program.

North America

	For the Three Months Ended September 30,
	2014	2013	$ change	% change
		(in millions)

Net revenues	$1,760	$1,785	$(25)	(1.4%	)
Segment operating income	272	279	(7)	(2.5%	)

	For the Nine Months Ended September 30,
	2014	2013	$ change	% change
		(in millions)

Net revenues	$5,150	$5,147	$3	0.1%
Segment operating income	744	643	101	15.7%

Three Months Ended September 30:

Net revenues decreased $25 million (1.4%), due to unfavorable currency (0.7 pp), lower net pricing (0.5 pp) and the impact of divestitures (0.5 pp), partially offset by favorable volume/mix (0.3 pp). Unfavorable currency impact was due to the strength of the U.S. dollar relative to the Canadian dollar. Lower net pricing was reflected primarily in chocolate. Divestitures completed in 2013 resulted in a $9 million decline in net revenues. Favorable volume/mix was driven primarily by higher shipments in biscuits, partially offset by lower shipments in gum & candy.

Segment operating income decreased $7 million (2.5%), due primarily to higher 2012-2014 Restructuring Program costs and lower net pricing, partially offset by lower other selling, general and administrative expenses.

Nine Months Ended September 30:

Net revenues increased $3 million (0.1%), due to favorable volume/mix (0.9 pp) and higher net pricing (0.7 pp), partially offset by unfavorable currency (0.9 pp) and the impact of divestitures (0.6 pp). Favorable volume/mix was driven primarily by higher shipments in biscuits, partially offset by lower shipments in chocolate and gum & candy. Higher net pricing was reflected primarily in biscuits, partially offset by lower net pricing in chocolate. Unfavorable currency impact was due to the strength of the U.S. dollar relative to the Canadian dollar. Divestitures completed in 2013 resulted in a $31 million decline in net revenues.

Segment operating income increased $101 million (15.7%), due primarily to lower other selling, general and administrative expenses, higher net pricing, lower raw material costs, favorable volume/mix and lower advertising and consumer promotion costs, partially offset by higher 2012-2014 Restructuring Program costs, the impact of divestitures and higher manufacturing costs.

Liquidity and Capital Resources

We believe that cash from operations, our $4.5 billion revolving credit facility (which supports our commercial paper program) and our authorized long-term financing will provide sufficient liquidity to meet our working capital needs, planned capital expenditures, future contractual obligations, share repurchases and payment of our anticipated quarterly dividends. We continue to maintain investment grade credit ratings on our debt. We continue to utilize our commercial paper program, primarily uncommitted international credit lines and long-term debt issuances for regular funding requirements. We also use intercompany loans with our international subsidiaries to improve financial flexibility. Overall, we do not expect any negative effects to our funding sources that would have a material effect on our liquidity, including the indefinite reinvestment of our earnings outside of the United States. In Venezuela, we consider all undistributed earnings to be indefinitely reinvested and access to cash of $275 million in Venezuela to be limited due to the uncertain economic and political environment. We do not expect this limitation to have a material adverse effect on our liquidity. Refer to Note 1, Basis of Presentation — Currency Translation and Highly Inflationary Accounting, for additional information.

Net Cash Provided By Operating Activities:

During the first nine months of 2014, net cash provided by operating activities was $1,149 million, compared with $1,198 million provided in the first nine months of 2013. Net cash provided by operating activities decreased primarily due to higher income taxes paid in 2014 related to the resolution of the Starbucks arbitration in the fourth quarter of 2013 and increased inventory building ahead of the fourth quarter holiday season, partially offset by lower interest payments following debt refinancings earlier this year and in late 2013.

Net Cash Used In Investing Activities:

During the first nine months of 2014, net cash used in investing activities was $1,100 million, compared with $1,015 million used in the first nine months of 2013. In the first nine months of 2014 and 2013, net cash used in investing activities consisted primarily of capital expenditures, with an increase in 2014 related to building new plants, modernizing manufacturing facilities and launching new productivity initiatives. Net cash used in 2013 also included cash paid in connection with the 2013 acquisition of a biscuit operation in Morocco, partially offset by cash received from Kraft Foods Group related to the Spin-Off and proceeds from divestitures in 2013.

We expect 2014 capital expenditures to be approximately $1.7 billion, including capital expenditures required for investments in systems, the 2012-2014 Restructuring Program and the 2014-2018 Restructuring Program, including the acceleration of the supply chain reinvention program. We expect to continue to fund these expenditures from operations and commercial paper issuances.

Net Cash Used In Financing Activities:

During the first nine months of 2014, net cash used in financing activities was $869 million, compared with $881 million used in the first nine months of 2013. Net cash used in financing activities decreased primarily due to the issuance of long-term debt and an increase in issuances of commercial paper in 2014, offset in part by an increase in long-term debt, commercial paper and other short-term borrowings repayments, increased share repurchases and higher dividend payments in 2014.

Borrowing Arrangements:

We maintain a revolving credit facility for general corporate purposes, including for working capital requirements and to support our commercial paper program. Our $4.5 billion five-year senior unsecured revolving credit facility expires on October 11, 2018. The revolving credit agreement includes a covenant that we maintain a minimum shareholders’ equity of at least $24.6 billion, excluding accumulated other comprehensive earnings / (losses) and the cumulative effects of any changes in accounting principles. At September 30, 2014, we met the covenant as our shareholders’ equity as defined by the covenant was $35.4 billion. The revolving credit agreement also contains customary representations, covenants and events of default. There are no credit rating triggers, provisions or other financial covenants that could require us to post collateral as security. No amounts have been drawn on the facility through and as of September 30, 2014.

Some of our international subsidiaries maintain primarily uncommitted credit lines to meet short-term working capital needs. Collectively, these credit lines amounted to $2.2 billion at September 30, 2014 and $1.8 billion at December 31, 2013. Borrowings on these lines amounted to $398 million at September 30, 2014 and $226 million at December 31, 2013.

Long-Term Debt:

We regularly evaluate our variable and fixed-rate debt and recently refinanced $6.4 billion of our long-term U.S. dollar denominated debt for lower cost long-term euro and U.S. dollar-denominated debt. We continued to use lower cost short and long-term debt to finance our ongoing working capital, capital and other investments, dividends and share repurchases. Our weighted-average interest rate on our total debt as of December 31, 2013 was 4.8%, down from 5.8% as of December 31, 2012. Following the completion of our tender offer and debt retirement in the first quarter of 2014, our weighted-average interest rate on our total debt as of September 30, 2014 was 4.3%.

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

We expect to continue to comply with all our long-term debt covenants. Refer to our Annual Report on Form 10-K for the year ended December 31, 2013 for further details of our debt covenants.

Total Debt:

Our total debt was $17.9 billion at September 30, 2014 and $17.1 billion at December 31, 2013. Our debt-to-capitalization ratio was 0.37 at September 30, 2014 and 0.35 at December 31, 2013. At September 30, 2014, the weighted-average term of our outstanding long-term debt was 7.7 years.

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

In February 2014, our Board of Directors approved a new $5 billion long-term financing authority that superseded the prior authority. All of the $5 billion long-term financing authority remains available as of September 30, 2014.

In the next 12 months, $2,065 million of long-term debt will mature as follows: $486 million in December 2014, $1,074 million in March 2015 and $505 million in June 2015. We expect to fund these repayments with cash from operations and the issuance of commercial paper or additional debt.

Commodity Trends

We purchase and use large quantities of commodities, including cocoa, coffee, dairy, wheat, corn products, soybean and vegetable oils, sugar and other sweeteners and nuts. In addition, we purchase and use significant quantities of packaging materials to package our products and natural gas, fuels and electricity for our factories and warehouses. We regularly monitor worldwide supply and cost and currency trends related to these commodities so we can cost-effectively secure ingredients and packaging required for production.

Cocoa and sugar are significant cost items in biscuits, chocolate, gum, candy and many powdered beverage products. We purchase cocoa and sugar on world markets and the quality and availability of supply and changes in currencies affect the prices of these commodities. During the first nine months of 2014, cocoa bean and cocoa butter costs rose significantly, primarily due to growing demand for chocolate as well as other geographic and weather-related factors affecting global cocoa supply, while sugar costs declined as supplies increased primarily in Brazil and India.

Grains and oils (primarily wheat, corn and soybean oil) are significant cost items in our biscuit products. In recent years, grain costs have been affected largely by the burgeoning global demand for food, livestock feed and biofuels such as ethanol and biodiesel, as well as other factors such as weather. During the first nine months of 2014, grain prices fell significantly as ideal growing conditions resulted in significant corn and soybean yields in the U.S. and higher forecasted wheat yields globally.

Green coffee beans are the most significant cost in our coffee products. We purchase green coffee beans on world markets as well as from local grower cooperatives. Coffee costs are affected by the quality and availability of supply, changes in the value of the U.S. dollar in relation to other currencies and consumer demand for coffee products. During the first nine months of 2014, coffee bean costs rose significantly, primarily due to the threat of reduced supply because of poor weather conditions in leading coffee producing countries such as Brazil. Coffee costs trended slightly lower in the third quarter as coffee supplies from Brazil and Vietnam increased, in part due to changes in currencies of the selling countries of origin relative to the currencies of purchasers.

Significant cost items in packaging include cardboards, resins and plastics, and our energy costs include natural gas, electricity and diesel fuel. We purchase these packaging and energy commodities on world markets and within the countries where we operate.

During the nine months ended September 30, 2014, the primary drivers of the increase in our aggregate commodity costs were increased cocoa, dairy, packaging and energy costs and higher currency-related costs on our commodity purchases, partially offset by lower sugar, grains and oils and coffee bean costs due primarily to hedging.

We address higher commodity costs and currency impacts primarily through higher pricing, hedging and manufacturing and overhead cost control. We generally price to protect gross profit dollars. However, any significant constraints in the supply of key commodities may limit our ability to grow our net revenues for a period of time. In particular for the coffee category, we adjust our prices and pass through changes in green coffee costs, which affects our net revenues but generally does not affect our bottom-line profitability over time. Our pricing actions may lag commodity cost changes temporarily as competitive or market conditions, planned trade or promotional incentives, or other factors could affect the timing of pricing decisions.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

See Note 8, Debt, for information on debt transactions during the first nine months of 2014, including the February 19, 2014 repayment of $500 million of matured U.S. dollar notes, the February 6, 2014 completion of a cash tender offer and retirement of $1.6 billion of long-term U.S. dollar debt and our January 16, 2014 $3.0 billion U.S. dollar note issuance. There were no other material changes to our off-balance sheet arrangements and aggregate contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013. We also do not expect a material change in the effect these arrangements and obligations will have on our liquidity. See Note 12, Commitments and Contingencies, for a discussion of guarantees.

Equity and Dividends

Stock Plans:

See Note 11, Stock Plans, for more information on our stock plans and award activity for the nine months ended September 30, 2014.

Share Repurchases:

During 2013, our Board of Directors authorized the repurchase of $7.7 billion of our Common Stock through December 31, 2016. Repurchases under the program are determined by management and are wholly discretionary. During the nine months ended September 30, 2014, we repurchased 34.3 million shares of Common Stock at an average cost of $35.33 per share, or an aggregate cost of $1.2 billion, of which $1.0 billion was paid during the first nine months of 2014 and $0.2 billion was prepaid in December 2013 at the inception of an accelerated share repurchase program. All share repurchases were funded through available cash and commercial paper issuances. During 2013, we repurchased 82.8 million shares of Common Stock at an average cost of $33.09 per share, or an aggregate cost of $2.7 billion. As of September 30, 2014, we have $3.8 billion in remaining share repurchase capacity.

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

Dividends:

We paid dividends of $713 million in the first nine months of 2014 and $696 million in the first nine months of 2013. On August 5, 2014, our Audit Committee, with authorization from our Board of Directors, approved a 7% increase in the quarterly dividend to $0.15 per common share or $0.60 per common share on an annual basis. The dividend was paid on October 14, 2014 to shareholders of record at the close of business on September 30, 2014. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.

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

Contingencies

See Note 12, Commitments and Contingencies, and Part II, Item 1. Legal Proceedings for a discussion of contingencies.

Forward-Looking Statements

This report contains a number of forward-looking statements. Words, and variations of words, such as “will,” “may,” “expect,” “would,” “intend,” “plan,” “believe,” “estimate,” “guidance,” “outlook” and similar expressions are intended to identify our forward-looking statements, including but not limited to those related to price volatility; the cost environment and measures to address increased costs; our future performance, including our future revenue growth, operating income, earnings per share and margins; retail and consumer demand; commodity prices and supply; currency exchange rates, controls and restrictions; our expansion plans; Spin-Off Costs; legal matters; our entry into and the timeframe for completing the planned coffee business transactions; the cash proceeds and ownership interest to be received in the transactions; our projections of operating results and other factors that may affect our impairment testing of goodwill and intangible assets, the costs of, cost savings generated by, timing of expenditures under and completion of our restructuring programs; our accounting estimates; the estimated value of goodwill and intangible assets; pension contributions; planned efforts and outcome of remediation efforts related to income tax controls; our liquidity, funding sources and uses of funding; reinvestment of earnings; capital expenditures and funding; compliance with financial and long-term debt covenants; debt repayment and funding; our aggregate contractual obligations; our 2014 Outlook, in particular, 2014 Organic Net Revenue growth, Adjusted Operating Income growth, Adjusted Operating Income margin and Adjusted EPS; share repurchases; and our risk management program, including the use of financial instruments for hedging activities.

These forward-looking statements involve risks and uncertainties, many of which are beyond our control. Important factors that could cause actual results to differ materially from those in our forward-looking statements include, but are not limited to, risks from operating globally and in emerging markets; changes in currency exchange rates, controls and restrictions; continued volatility of commodity and other input costs; weakness in economic conditions; weakness in consumer spending; pricing actions; increased competition; protection of our reputation and brand image; consolidation of large retail customers; changes in our supplier or customer base; our ability to innovate and differentiate our products; regulatory or legal changes, claims or actions; our ability to protect our intellectual property and intangible assets; significant changes in valuation factors that may adversely affect our impairment testing of goodwill and intangible assets, a shift in our product mix to lower margin offerings; private label brands; strategic transactions; failing to successfully complete the planned coffee business transactions on the anticipated timeframe; the transactions and the restructuring programs not yielding the anticipated benefits; changes in the assumptions on which the restructuring programs are based; perceived or actual product quality issues or product recalls; unanticipated disruptions to our business; volatility of capital or other markets; pension costs; use of information technology; our workforce; a shift in our pre-tax income among jurisdictions, including the U.S.; and tax or benefit law changes. For additional information on these and other factors that could affect our forward-looking statements, see our risk factors, as they may be amended from time to time, set forth in our filings with the SEC, including our most recently filed Annual Report on Form 10-K. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this report.

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

•

“Adjusted Operating Income” is defined as operating income excluding the impact of Spin-Off Costs, pension costs related to obligations transferred in the Spin-Off, the 2012-2014 Restructuring Program, the 2014-2018 Restructuring Program, the Integration Program and other acquisition integration costs, the remeasurement of net monetary assets in Venezuela, the benefit from the Cadbury acquisition-related indemnification resolution, incremental costs associated with the JDE coffee transactions, impairment charges related to goodwill and intangible assets, gains or losses on divestitures or acquisitions, acquisition-related costs and the operating results of divestitures (including businesses under sale agreements and exits of major product lines under a sale or licensing agreement). We also evaluate growth in our Adjusted Operating Income on a constant currency basis.

•

“Adjusted EPS” is defined as diluted EPS attributable to Mondelēz International from continuing operations excluding the impact of Spin-Off Costs, pension costs related to the obligations transferred in the Spin-Off, the 2012-2014 Restructuring Program, the 2014-2018 Restructuring Program, the Integration Program and other acquisition integration costs, the remeasurement of net monetary assets in Venezuela, the net benefit from the Cadbury acquisition-related indemnification resolution, losses on debt extinguishment and related expenses, the residual tax benefit impact from the resolution of the Starbucks arbitration, hedging gains or losses and incremental costs associated with the JDE coffee transactions, impairment charges related to goodwill and intangible assets, gains or losses on divestitures or acquisitions, acquisition-related costs and net earnings from divestitures (including businesses under sale agreements and exits of major product lines under a sale or licensing agreement), and including an interest expense adjustment related to the Spin-Off transaction. We also evaluate growth in our Adjusted EPS on a constant currency basis.

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

Organic Net Revenue

Using the definition of “Organic Net Revenue” above, the only adjustments made to “net revenues” (the most comparable U.S. GAAP financial measure) were to exclude the impact of currency, divestitures, an accounting calendar change and an acquisition. We believe that Organic Net Revenue better reflects the underlying growth from the ongoing activities of our business and provides improved comparability of results.

	For the Three Months Ended September 30,
	2014	2013	$ Change	% Change
	(in millions)

Organic Net Revenue	$8,668	$8,441	$227	2.7%
Impact of currency	(331)	–	(331)	(4.0)pp
Impact of accounting calendar change	–	19	(19)	(0.2)pp
Impact of divestitures	–	12	(12)	(0.1)pp

Net revenues	$8,337	$8,472	$(135)	(1.6)%

	For the Nine Months Ended September 30,
	2014	2013	$ Change	% Change
	(in millions)

Organic Net Revenue	$26,302	$25,732	$570	2.2%
Impact of currency	(902)	–	(902)	(3.5)pp
Impact of divestitures	–	60	(60)	(0.2)pp
Impact of accounting calendar change	–	19	(19)	(0.1)pp
Impact of acquisition	14	–	14	0.1pp

Net revenues	$25,414	$25,811	$(397)	(1.5)%

Adjusted Operating Income

Using the definition of “Adjusted Operating Income” above, the only adjustments made to “operating income” (the most comparable U.S. GAAP financial measure) were to exclude Spin-Off Costs, 2012-2014 Restructuring Program costs, 2014-2018 Restructuring Program costs, the Integration Program and other acquisition integration costs, the benefit from the Cadbury acquisition-related indemnification resolution, the remeasurement of net monetary assets in Venezuela, incremental costs associated with the JDE coffee transactions, net gains on an acquisition and divestitures, acquisition-related costs and operating income from divestitures. We also evaluate Adjusted Operating Income on a constant currency basis. We believe these measures provide improved comparability of operating results.

	For the Three Months Ended September 30,
	2014	2013	$ Change	% Change
	(in millions)

Adjusted Operating Income (constant currency)	$1,202	$1,032	$170	16.5%
Impact of unfavorable currency	(64)	–	(64)	(6.2)pp

Adjusted Operating Income	$1,138	$1,032	$106	10.3%
Spin-Off Costs	(4)	(9)	5	0.6pp
2012-2014 Restructuring Program costs	(186)	(63)	(123)	(12.2)pp
2014-2018 Restructuring Program costs	(67)	–	(67)	(5.3)pp
Integration Program and other acquisition integration costs	1	(36)	37	4.0pp
Benefit from indemnification resolution	–	336	(336)	(27.3)pp
Remeasurement of net monetary assets in Venezuela	(19)	–	(19)	(1.5)pp
Costs associated with the JDE coffee transactions	(10)	–	(10)	(0.8)pp
Operating income from divestitures	–	2	(2)	(0.2)pp

Operating income	$853	$1,262	$(409)	(32.4)%

	For the Nine Months Ended September 30,
	2014	2013	$ Change	% Change
	(in millions)

Adjusted Operating Income (constant currency)	$3,389	$2,954	$435	14.7%
Impact of unfavorable currency	(138)	–	(138)	(4.6)pp

Adjusted Operating Income	$3,251	$2,954	$297	10.1%
Spin-Off Costs	(23)	(33)	10	0.5pp
2012-2014 Restructuring Program costs	(325)	(162)	(163)	(5.2)pp
2014-2018 Restructuring Program costs	(77)	–	(77)	(2.6)pp
Integration Program and other acquisition integration costs	3	(110)	113	4.2pp
Benefit from indemnification resolution	–	336	(336)	(12.1)pp
Remeasurement of net monetary assets in Venezuela	(161)	(54)	(107)	(3.7)pp
Costs associated with the JDE coffee transactions	(15)	–	(15)	(0.5)pp
Gains on acquisition and divestitures, net	–	28	(28)	(1.1)pp
Acquisition-related costs	–	(2)	2	0.1pp
Operating income from divestitures	–	4	(4)	(0.1)pp

Operating income	$2,653	$2,961	$(308)	(10.4)%

Adjusted EPS

Using the definition of “Adjusted EPS” above, the only adjustments made to “diluted EPS attributable to Mondelēz International” (the most comparable U.S. GAAP financial measure) were to exclude Spin-Off Costs, 2012-2014 Restructuring Program costs, 2014-2018 Restructuring Program costs, the Integration Program and other acquisition integration costs, the net benefit from the Cadbury acquisition-related indemnification resolution, losses on debt extinguishment and related expenses, the remeasurement of net monetary assets in Venezuela, hedging gains or losses and incremental costs associated with the JDE coffee transactions, net gains on an acquisition and divestitures, acquisition-related costs and net earnings from divestitures. We also evaluate Adjusted EPS on a constant currency basis. We believe Adjusted EPS provides improved comparability of operating results.

	For the Three Months Ended September 30,
	2014	2013	$ Change	% Change

Adjusted EPS (constant currency)	$0.53	$0.40	$0.13	32.5%
Impact of unfavorable currency	(0.03)	–	(0.03)

Adjusted EPS	$0.50	$0.40	$0.10	25.0%
Spin-Off Costs	–	–	–
2012-2014 Restructuring Program costs	(0.08)	(0.03)	(0.05)
2014-2018 Restructuring Program costs	(0.03)	–	(0.03)
Integration Program and other acquisition integration costs	–	(0.01)	0.01
Net benefit from indemnification resolution	–	0.20	(0.20)
Remeasurement of net monetary assets in Venezuela	(0.01)	–	(0.01)
Income / (costs) associated with the JDE coffee transactions	0.15	–	0.15
Net earnings from divestitures	–	–	–

Diluted EPS attributable to Mondelēz International	$0.53	$0.56	$(0.03)	(5.4)%

	For the Nine Months Ended September 30,
	2014	2013	$ Change	% Change

Adjusted EPS (constant currency)	$1.37	$1.12	$0.25	22.3%
Impact of unfavorable currency	(0.08)	–	(0.08)

Adjusted EPS	$1.29	$1.12	$0.17	15.2%
Spin-Off Costs	(0.01)	(0.01)	–
2012-2014 Restructuring Program costs	(0.15)	(0.07)	(0.08)
2014-2018 Restructuring Program costs	(0.03)	–	(0.03)
Integration Program and other acquisition integration costs	–	(0.05)	0.05
Net benefit from indemnification resolution	–	0.20	(0.20)
Loss on debt extinguishment and related expenses	(0.18)	–	(0.18)
Remeasurement of net monetary assets in Venezuela	(0.09)	(0.03)	(0.06)
Income / (costs) associated with the JDE coffee transactions	0.15	–	0.15
Gains on acquisition and divestitures, net	–	0.04	(0.04)
Acquisition-related costs	–	–	–
Net earnings from divestitures	–	–	–

Diluted EPS attributable to Mondelēz International	$0.98	$1.20	$(0.22)	(18.3)%

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

As we operate globally, we are primarily exposed to currency exchange rate, commodity price and interest rate market risks. We monitor and manage these exposures as part of our overall risk management program. Our risk management program focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. We principally utilize derivative instruments to reduce significant, unanticipated earnings fluctuations that may arise from volatility in currency exchange rates, commodity prices and interest rates. For additional information on our derivative activity and the types of derivative instruments we use to hedge our currency exchange, commodity price and interest rate exposures, see Note 9, Financial Instruments.

Many of our non-U.S. subsidiaries operate in functional currencies other than the U.S. dollar. Fluctuations in currency exchange rates create volatility in our reported results as we translate the balance sheets, operating results and cash flows of these subsidiaries into the U.S. dollar for consolidated reporting purposes. The translation of non-U.S. dollar denominated balance sheets and statements of earnings of our subsidiaries into the U.S. dollar for consolidated reporting generally results in a cumulative translation adjustment to other comprehensive income within equity. A stronger U.S. dollar relative to other functional currencies adversely affects our consolidated earnings and net assets while a weaker U.S. dollar benefits our consolidated earnings and net assets. While we hedge significant forecasted currency exchange transactions as well as certain net assets of non-U.S. operations and other currency impacts, we cannot fully predict or eliminate volatility arising from changes in currency exchange rates on our consolidated financial results. See our Discussion and Analysis of Consolidated Results of Operations and Results of Operations by Reportable Segment for currency exchange effects on our financial results during the first nine months of 2014. For additional information on the impact of currency policies and the remeasurement of our Venezuelan net monetary assets on our financial condition and results of operations, also see Note 1, Basis of Presentation—Currency Translation and Highly Inflationary Accounting.

We also continually monitor the market for commodities that we use in our products. Input costs may fluctuate widely due to international demand, weather conditions, government policy and regulation and unforeseen conditions. To manage the input cost volatility, we enter into forward purchase agreements and other derivative financial instruments. We also pursue productivity and cost saving measures and take pricing actions when necessary to mitigate the impact of higher input costs on earnings.

We regularly evaluate our variable and fixed-rate debt as well as current and expected interest rates in the markets in which we raise capital. Our primary exposures include movements in U.S. Treasury rates, corporate credit spreads, London Interbank Offered Rates (“LIBOR”), Euro Interbank Offered Rate (“EURIBOR”) and commercial paper rates. We periodically use interest rate swaps and forward interest rate contracts to achieve a desired proportion of variable versus fixed rate debt based on current and projected market conditions. In addition to using interest rate derivatives to manage future interest payments, earlier this year and in the fourth quarter of 2013, we also refinanced $5 billion of our long-term debt at a lower borrowing cost. Our weighted-average interest rate on our total debt as of December 31, 2013 was 4.8%, down from 5.8% as of December 31, 2012. As of September 30, 2014, our weighted-average interest rate was 4.3%.

There were no significant changes in the types of derivative instruments we use to hedge our exposures since December 31, 2013. For additional information on our hedging strategies, policies and practices on an ongoing basis, also refer to our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, together with our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities and Exchange Act of 1934, as amended, Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on their evaluation, the CEO and CFO concluded that, due to a material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2014.

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

The errors arising from the control deficiencies were not material to the financial results reported in any interim or annual period. For additional details of the adjustments made related to the first nine months of 2013, see Note 1, Basis of Presentation—Revision of Financial Statements.

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

Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended September 30, 2014. As outlined above, we are in the process of adding controls to remediate the material weakness related to the accounting for income taxes identified as of December 31, 2013. There were no other changes in our internal control over financial reporting during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows the share repurchase activity for each of the three months in the quarter ended September 30, 2014:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as as Part of Publicly Announced Program (2)	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program (2)
July 1-31, 2014	1,476,528	$37.59	1,475,059	$3,993,032,038
August 1-31, 2014	3,989,648	35.92	3,978,872	$3,850,106,813
September 1-30, 2014	2,891,994	35.26	2,882,505	$3,748,483,493

For the Quarter Ended September 30, 2014	8,358,170	35.99	8,336,436

(1)	The total number of shares purchased includes: (i) shares purchased pursuant to the repurchase program described in footnote 2 below; and (ii) shares tendered to us by employees who used shares to exercise options and to pay the related taxes for grants of restricted and deferred stock that vested, totaling 1,469 shares, 10,776 shares and 9,489 shares for the fiscal months of July, August and September 2014, respectively.

(2)	During 2013, our Board of Directors authorized the repurchase of $7.7 billion of our Common Stock through December 31, 2016. On March 12, 2013, our Board of Directors authorized the repurchase of up to the lesser of 40 million shares or $1.2 billion of our Common Stock through March 12, 2016. On August 6, 2013, our Audit Committee, with authorization delegated from our Board of Directors, increased the repurchase program capacity to $6.0 billion of Common Stock repurchases and extended the expiration date to December 31, 2016. On December 3, 2013, our Board of Directors approved an increase of $1.7 billion to the program related to a new accelerated share repurchase program, which concluded in May 2014. See Note 11, Stock Plans, for additional information.

Item 6.  Exhibits.

Exhibit Number	Description

10.1	Offer of Employment Letter, between Mondelēz Global LLC and Brian T. Gladden, dated September 26, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 9, 2014).

11	Computation of Per Share Earnings.*

12	Computation of Ratios of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following materials from Mondelēz International’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

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

November 6, 2014