Form 10-K
period 2014-12-31
Mondelez International, Inc.
filed 2015-02-20
CIK 1103982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of Class A Common Stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on June 30, 2014, was $63 billion. At January 31, 2015, there were 1,649,480,188 shares of the registrant’s Class A Common Stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of shareholders expected to be held on May 20, 2015 are incorporated by reference into Part III hereof.

Mondelēz International, Inc.

In this report, for all periods presented, “we,” “us,” “our,” “the Company” and “Mondelēz International” refer to Mondelēz International, Inc. and subsidiaries. References to “Common Stock” refer to our Class A common stock.

Forward-Looking Statements

This report contains a number of forward-looking statements. Words, and variations of words, such as “will,” “may,” “expect,” “would,” “intend,” “plan,” “believe,” “likely,” “estimate,” “anticipate,” “project,” “potential,” “might,” “outlook” and similar expressions are intended to identify our forward-looking statements, including but not limited to statements about: our future performance, including our future revenue growth and margins; our strategy, including our goals to deliver top-tier financial performance and be a great place to work; price volatility and pricing actions; the cost environment and measures to address increased costs; the effects of implementing our transformation and sales and marketing initiatives; the costs of, cost savings generated by, timing of expenditures under and completion of our restructuring programs; our market-leading positions; snack food consumption trends; growth in our categories and markets; volatility in global markets; commodity prices and supply; economic conditions; currency exchange rates, controls and restrictions; our expansion plans; our operations in Venezuela; our entry into and the timeframe for completing the planned coffee business transactions; the cash proceeds and ownership interest to be received in the transactions; completion of our biscuit operation acquisition; legal matters; changes in laws and regulations and regulatory compliance; environmental compliance and remediation actions; the estimated value of goodwill and intangible assets; impairment of goodwill and intangible assets and our projections of operating results and other factors that may affect our impairment testing; our accounting estimates and judgments; remediation efforts related to income tax controls; pension expenses, contributions and assumptions; employee benefit plan expenses, obligations and assumptions; relationships with employees and representatives; tax positions; our liquidity, funding sources and uses of funding; reinvestment of earnings; our risk management program, including the use of financial instruments for hedging activities; capital expenditures and funding; share repurchases; dividends; compliance with financial and long-term debt covenants; debt repayment and funding; guarantees and our contractual obligations.

These forward-looking statements involve risks and uncertainties, many of which are beyond our control. Important factors that could cause actual results to differ materially from those described in our forward-looking statements include, but are not limited to, risks from operating globally and in emerging markets; changes in currency exchange rates, controls and restrictions; continued volatility of commodity and other input costs; weakness in economic conditions; weakness in consumer spending; pricing actions; unanticipated disruptions to our business; competition; failing to successfully complete the planned coffee business transactions on the anticipated timeframe; the transactions, the restructuring programs and our other transformation initiatives not yielding the anticipated benefits; changes in the assumptions on which the restructuring programs are based; protection of our reputation and brand image; management of our workforce; consolidation of retail customers and competition with retailer and other economy brands; changes in our relationships with suppliers or customers; legal, regulatory, tax or benefit law changes, claims or actions; strategic transactions; our ability to innovate and differentiate our products; significant changes in valuation factors that may adversely affect our impairment testing of goodwill and intangible assets; perceived or actual product quality issues or product recalls; failure to maintain effective internal control over financial reporting; volatility of capital or other markets; pension costs; use of information technology; our ability to protect our intellectual property and intangible assets; and a shift in our pre-tax income among jurisdictions, including the United States. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this report except as required by applicable law or regulation.

PART I

Item 1. Business.

General

We are one of the world’s largest snack companies with global net revenues of $34.2 billion and earnings from continuing operations of $2.2 billion in 2014. We manufacture and market delicious snack food and beverage products for consumers in approximately 165 countries around the world. Our portfolio includes nine billion dollar brands—LU, Nabisco and Oreo biscuits; Cadbury, Cadbury Dairy Milk and Milka chocolates; Trident gum; Jacobs coffee and Tang powdered beverages. Our portfolio includes 58 brands that each generated annual revenues of $100 million or more in 2014.

We are proud members of the NASDAQ 100 and Standard & Poor’s 500. Our Common Stock trades on The NASDAQ Global Select Market under the symbol “MDLZ.” We have been incorporated in the Commonwealth of Virginia since 2000.

We have been recognized for our ongoing economic, environmental and social contributions and this year were listed again on the Dow Jones Sustainability Index (“DJSI”) – World and North American Indices. The DJSI selects the top 10% of global companies and top 20% of North American companies based on an extensive review of financial and sustainability programs within each industry. We also participate in the Carbon Disclosure Project Climate and Water forums and continue to disclose and work to reduce our carbon and water footprints. We are committed to continue this and other related work in the areas of sustainable resources and agriculture, mindful snacking, community partnerships and safety of our products and people. Please see www.mondelezinternational.com/well-being for more information.

Strategy

We intend to leverage our core strengths, including our significant global presence, market leadership positions and portfolio of iconic brands and innovation platforms, to achieve two primary goals: deliver top-tier financial performance and be a great place to work. We plan to achieve these goals by executing five long-term strategies:

•	Unleash the Power of Our People. We believe that our two company goals, to deliver top-tier financial performance and to be a great place to work, are interdependent and that one is not fully achievable without the other. Being a great place to work enables us to recruit, retain and unleash the talents of great people. We strive to maintain balance between our two goals and remain focused on evolving our ways of working, our standards of leadership and the development opportunities available to our colleagues.

•	Transform Snacking. Driving growth is at the forefront of our long-term business strategies. By meeting the needs of consumers through innovation of our portfolio of products, we expect to grow and maintain our Power Brands and market-leading positions.

Our global Power Brands continue to be a significant competitive advantage. Our Power Brands include global brands such as Oreo, LU and belVita biscuits; Milka, Cadbury Dairy Milk and Lacta chocolate; Halls candy; Trident gum; Tang powdered beverages and Jacobs, Tassimo and Carte Noire coffee. Our brands enable us to fulfill consumer needs with a full range of snacking choices. Our global innovation platforms allow us to quickly adapt successful products from one market to many others and by addressing the different needs of our consumers.

Beginning in 2015, we changed our regional operating structure to create greater category management leadership and structure within each of our regions, as we have in place within our Europe and North America regions. We expect these changes to lead to further global and local consumer-preferred innovations and accelerate our speed to market.

•	Revolutionize Selling. As part of our focus on growth around the world and particularly in emerging markets, we have heavily invested in our routes to market and sales capabilities. In 2014, we continued to develop our sales and distribution capabilities across key markets, and we made significant improvements in our marketing effectiveness and spending. We expanded our brand presence across digital media and continue to make our working media more effective, extending our reach and marketing budgets. By making smart choices on our advertising and marketing effectiveness and spending, we can invest more in our brands and further strengthen our support to grow the business.

•	Drive Efficiency to Fuel Growth. We manage our business through a virtuous cycle. To drive sales and earnings growth, we focus first on delivering high quality products that meet consumer needs. We expand our margins through leveraging lean and simple cost management programs within our integrated supply chain and through overhead discipline. Savings can be reinvested to pursue additional targeted growth opportunities within our portfolio. As we announced in May 2014, under our 2014-2018 Restructuring Program, we are currently working to reduce our annual operating costs by at least $1.5 billion by the program’s completion at the end of 2018.

•	Protect the Well-being of Our Planet. We are committed to growing our business while protecting our planet and its people. We strive to enhance the well-being of the people who enjoy and make our products and to nurture thriving communities where we live, work and grow the ingredients that go into our products. To accomplish these objectives, we focus on delivering safe, high-quality foods and ensuring a safe work environment for our employees. We are working to protect resources, focusing on where we can have the greatest impact. We are also creating food that fits the way people eat today and provides balanced snacking choices. Our “Call For Well-Being” initiative focuses on four areas that we believe will have the greatest impact: sustainability, mindful snacking, safety and community partnerships. In each of these areas, we set clear goals and metrics. For more information on the progress of our Call For Well-Being initiative, please see www.mondelezinternational.com/well-being.

Reportable Segments

Our operations and management structure are organized into five reportable operating segments:

•	Latin America
•	Asia Pacific
•	EEMEA
•	Europe
•	North America

We manage our operations by region to leverage regional operating scale, manage different and changing business environments more effectively at a local level and pursue growth opportunities as they arise in our key markets. Our regional management teams have responsibility for the business, product categories and financial results in the regions.

Our segment net revenues for each of the last three years were:

	For the Years Ended December 31,
	2014	2013	2012
	(in millions)

Net revenues:
Latin America	$5,153	$5,382	$5,396
Asia Pacific	4,605	4,952	5,164
EEMEA	3,638	3,915	3,735
Europe	13,912	14,059	13,817
North America	6,936	6,991	6,903

	$34,244	$35,299	$35,015

Our brands span five product categories:

•	Biscuits (including cookies, crackers and salted snacks)
•	Chocolate
•	Gum & candy
•	Beverages (including coffee and powdered beverages)
•	Cheese & grocery

During 2014, our segments contributed to our net revenues in these product categories as follows:

	Percentage of 2014 Net Revenues by Product Category
			Gum &		Cheese &
Segment	Biscuits	Chocolate	Candy	Beverages	Grocery	Total

Latin America	3.9%	3.1%	3.4%	2.7%	1.9%	15.0%
Asia Pacific	3.4%	4.5%	2.3%	1.4%	1.9%	13.5%
EEMEA	1.9%	3.1%	1.9%	2.9%	0.8%	10.6%
Europe	8.4%	15.8%	2.6%	9.6%	4.2%	40.6%
North America	16.0%	0.9%	3.4%	–	–	20.3%

	33.6%	27.4%	13.6%	16.6%	8.8%	100.0%

Within our product categories, the classes of products that contributed 10% or more to consolidated net revenues were:

	For the Years Ended December 31,
	2014	2013	2012

Biscuits - Cookies and crackers	29%	28%	27%
Chocolate - Tablets, bars and other	27%	27%	27%
Beverages - Coffee	11%	11%	11%

We use segment operating income to evaluate segment performance and allocate resources. We believe it is appropriate to disclose this measure to help investors analyze our segment performance and trends. For a definition and reconciliation of segment operating income to consolidated pre-tax earnings as well as other information on our segments, see Note 17, Segment Reporting.

Our segment operating income for each of the last three years was:

	For the Years Ended December 31,
	2014	2013	2012
	(in millions)

Segment operating income:
Latin America	$475	$570	$769
Asia Pacific	385	512	657
EEMEA	327	379	506
Europe	1,770	1,699	1,762
North America	922	889	781

	$3,879	$4,049	$4,475

Currency and other items significantly affect the comparability of our consolidated and segment operating results from year to year. Please see our Management’s Discussion and Analysis of Financial Condition and Results of Operations for a review of our operating results.

During the last three fiscal years, our segments contributed to segment operating income as reflected below.

	For the Years Ended December 31,
	2014	2013	2012

Segment operating income:
Latin America	12.3%	14.1%	17.2%
Asia Pacific	9.9%	12.6%	14.7%
EEMEA	8.4%	9.4%	11.3%
Europe	45.6%	42.0%	39.4%
North America	23.8%	21.9%	17.4%

	100.0%	100.0%	100.0%

Significant Divestitures and Acquisitions

For information on our significant past and planned divestitures and acquisitions, please refer to Note 2, Divestitures and Acquisitions, and specifically, our discussion under Planned Coffee Business Transactions and Spin-Off of Kraft Foods Group.

Customers

No single customer accounted for 10% or more of our net revenues from continuing operations in 2014. Our five largest customers accounted for 15.7% and our ten largest customers accounted for 23.7% of net revenues from continuing operations in 2014.

Seasonality

Demand for our products is generally balanced over the first three quarters of the year and increases in the fourth quarter primarily because of holidays and other seasonal events.

Competition

We face competition in all aspects of our business. Competitors include large multi-national as well as numerous local and regional companies. Some competitors have different profit objectives than we do and therefore approach pricing and promotional decisions differently. We compete based on product quality, brand recognition and loyalty, service, product innovation, taste, convenience, the ability to identify and satisfy consumer preferences, effectiveness of sales and marketing, routes to market and distribution networks, promotional activity and price. Improving our market position or introducing a new product requires substantial research, development, advertising and promotional expenditures. We believe these investments lead to a better value proposition for the consumer.

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

We conduct marketing efforts through three principal sets of activities: (i) consumer marketing and advertising including on-air, print, outdoor, digital and social media and other product promotions; (ii) consumer sales incentives such as coupons and rebates; and (iii) trade promotions to support price features, displays and other merchandising of our products by our customers.

Raw Materials and Packaging

We purchase and use large quantities of commodities, including cocoa, coffee, dairy, wheat, corn products, soybean and vegetable oils, sugar and other sweeteners and nuts. In addition, we purchase and use significant quantities of packaging materials to package our products and natural gas, fuels and electricity for our factories and warehouses. We regularly monitor worldwide supply, cost and currency trends related to these commodities so we can cost-effectively secure ingredients, packaging and energy sources required for production.

A number of external factors such as weather conditions, commodity market conditions, currency fluctuations and the effects of governmental agricultural programs affect the cost and availability of raw materials and agricultural materials used in our products. We use hedging techniques to limit the impact of fluctuations in the cost of our principal raw materials. However, we cannot fully hedge against changes in commodity costs and our hedging strategies may not protect us from increases in specific raw material costs.

While the costs of our principal raw materials fluctuate, we believe there will continue to be an adequate supply of the raw materials we use and that they will generally remain available from numerous sources. For additional information on our commodity costs, refer to the Commodity Trends section within Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Intellectual Property

Our intellectual property rights (including trademarks, patents, copyrights, registered designs, proprietary trade secrets, technology and know-how) are material to our business.

We own numerous trademarks and patents in many countries around the world. Depending on the country, trademarks remain valid for as long as they are in use or their registration status is maintained. Trademark registrations generally are for renewable, fixed terms. We also have patents for a number of current and potential products. Our patents cover inventions ranging from basic packaging techniques to processes relating to specific products and to the products themselves. Our issued patents extend for varying periods according to the date of patent application filing or grant and the legal term of patents in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage as determined by the patent office or courts in the country, and the availability of legal remedies in the country. While our patent portfolio is material to our business, the loss of one patent or a group of related patents would not have a material adverse effect on our business.

From time to time, we grant third parties licenses to use one or more of our trademarks in connection with the manufacture, sale or distribution of third party products. Similarly, we sell some products under brands we license from third parties. In our agreement with Kraft Foods Group, Inc., we each granted the other party various licenses to use certain of our and their respective intellectual property rights in named jurisdictions following the Spin-Off.

Research and Development

We pursue four objectives in research and development: product safety and quality, growth through new products, superior consumer satisfaction and reduced costs. At December 31, 2014, we had approximately 2,650 food scientists, chemists and engineers working primarily in 11 key technology centers: East Hanover, New Jersey; Whippany, New Jersey; Banbury, United Kingdom; Bournville, United Kingdom; Curitiba, Brazil; Paris, France; Melbourne, Australia; Mexico City, Mexico; Munich, Germany; Reading, United Kingdom and Suzhou, China. Our research and development expense was $455 million in 2014, $471 million in 2013 and $462 million in 2012.

Regulation

Our food products and packaging materials are subject to local, national and multi-national regulations related to labeling, packaging, food ingredients, pricing, marketing and advertising, privacy and related areas. In addition, various jurisdictions regulate our operations by licensing our manufacturing plants, enforcing standards for selected food products, grading food products, inspecting manufacturing plants and warehouses and regulating trade practices related to the sale of and imposing their own labeling requirements on our food products. Many of the food commodities we use in our operations are subject to government agricultural policy and intervention. These policies have substantial effects on prices and supplies and are subject to periodic governmental and administrative review.

Throughout the countries in which we do business, government authorities are continually adopting new laws and implementing new regulations that affect our business and operations. Examples include selective food taxes in Mexico; profit, price and other controls imposed within Venezuela and Argentina; Russian sanctions on the sourcing of raw materials from the European Union and potential labeling disclosure requirements for genetically modified ingredients in the United States. We will continue to monitor developments of the new laws and regulations. At this time, we do not expect the cost of complying with these new laws and regulations will be material. Also refer to Note 1, Summary of Significant Accounting Policies—Currency Translation and Highly Inflationary Accounting, for additional information on government regulations and currency effects on our operations in Venezuela, Argentina and Russia.

Environmental Regulation

Throughout the countries in which we do business, we are subject to local, national and multi-national environmental laws and regulations relating to the protection of the environment. We have programs across our business units designed to meet applicable environmental compliance requirements. In the United States, the laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). CERCLA imposes joint and severable liability on each potentially responsible party. As of December 31, 2014, our subsidiaries were involved in one active proceeding in the United States under a state equivalent of CERCLA related to our current operations. As of December 31, 2014, we accrued an immaterial amount for environmental remediation. Based on information currently available, we believe that the ultimate resolution of the existing environmental remediation and our compliance with environmental laws and regulations will not have a material effect on our financial results.

Employees

We employed approximately 104,000 people worldwide at December 31, 2014 and approximately 107,000 at December 31, 2013. Employees represented by labor unions or workers’ councils represent approximately 64% of our 91,000 employees outside the United States and approximately 28% of our 13,000 U.S. employees. Our business units are subject to various local, national and multi-national laws and regulations relating to their relationships with their employees. In accordance with European Union requirements, we also have established a European Workers Council composed of management and elected members of our workforce. We believe we generally have good relationships with our employees and their representative organizations.

Foreign Operations

We generated 82.1% of our 2014 net revenues, 83.1% of our 2013 net revenues and 82.9% of our 2012 net revenues from continuing operations outside the United States. We sell our products to consumers in approximately 165 countries. At December 31, 2014, we had operations in more than 80 countries and made our products at 170 manufacturing and processing facilities in 58 countries. Refer to Note 17, Segment Reporting, for additional information on our U.S. and non-U.S. operations. Refer to Item 2, Properties, for more information on our manufacturing and other facilities. Also, for a discussion of risks related to our operations outside the United States, see “Risk Factors” in Item 1A.

Executive Officers of the Registrant

The following are our executive officers as of February 20, 2015:

Name	Age	Title

Irene B. Rosenfeld	61	Chairman and Chief Executive Officer
Brian T. Gladden	49	Executive Vice President and Chief Financial Officer
Gustavo H. Abelenda	54	Executive Vice President and President, Latin America
Tracey Belcourt	48	Executive Vice President, Strategy
David A. Brearton	54	Executive Vice President, Strategic Initiatives
Mark A. Clouse	46	Executive Vice President and Chief Growth Officer and Executive Vice President and President, North America
Timothy P. Cofer	46	Executive Vice President and President, Asia Pacific and EEMEA
Lawrence MacDougall	58	Executive Vice President and President, EEMEA
Karen J. May	56	Executive Vice President, Human Resources
Daniel P. Myers	59	Executive Vice President, Integrated Supply Chain
Gerhard W. Pleuhs	58	Executive Vice President and General Counsel
Jean E. Spence	57	Executive Vice President, Research, Development and Quality
Hubert Weber	52	Executive Vice President and President, Europe

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

Mr. Gladden became Executive Vice President and Chief Financial Officer in December 2014. He joined Mondelēz International in October 2014. Prior to that, he served as Senior Vice President and Chief Financial Officer of Dell Inc., a provider of technology products and services, from June 2008 until February 2014, and as President and Chief Executive Officer of SABIC Innovative Plastics, a manufacturer of industrial plastics, from August 2007 to May 2008. Mr. Gladden spent 19 years at the General Electric Company, a multinational conglomerate, in a variety of key leadership positions, including Vice President and General Manager, Resin Business and Chief Financial Officer, GE Plastics.

Mr. Abelenda became Executive Vice President and President, Latin America in January 2013. Prior to that, he served as Group Vice President and President, Latin America from August 2003 to December 2012, Vice President and Managing Director, Brazil from October 2000 to August 2003, Food Vice President, Mercosur Area from April 1998 to October 2000 and General Manager, Brazilian Beverages and Sugar Confectionery Business from February 1997 to April 1998. Mr. Abelenda joined Mondelēz International in 1984.

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

Mr. Brearton became Executive Vice President, Strategic Initiatives in December 2014. Prior to that, he served as Executive Vice President and Chief Financial Officer from May 2011 to November 2014, Executive Vice President, Operations and Business Services from January 2008 to May 2011, Executive Vice President, Global Business Services and Strategy from April 2006 to December 2007 and Senior Vice President of Business Process Simplification and Corporate Controller from February 2005 to April 2006. He previously served as Senior Vice President, Finance for Kraft Foods International. Mr. Brearton joined Mondelēz International in 1984.

Mr. Clouse became Executive Vice President and Chief Growth Officer in July 2014 and has served as Executive Vice President and President, North America since October 2012. Prior to that, Mr. Clouse served as President of the Snacks and Confectionery business in North America from June 2011 to October 2012 and Senior Vice President of the Biscuits

Global Category Team from October 2010 to June 2011. He was Managing Director of Kraft Foods Brazil from January 2008 to September 2010 and President of Kraft Foods Greater China from January 2006 to January 2008. Prior to that, Mr. Clouse held various positions of increasing responsibility around the world. Before joining Mondelēz International in 1996, Mr. Clouse served in the United States Army for seven years, obtaining the rank of Captain.

Mr. Cofer became Executive Vice President and President, Asia Pacific and EEMEA in September 2013. Prior to that, he served as Executive Vice President and President, Europe, from August 2011 until September 2013, Senior Vice President, Global Chocolate Category from June 2010 to August 2011, Senior Vice President, Strategy and Integration from January 2010 to June 2010, President of Pizza from January 2008 to January 2010, Senior Vice President and General Manager of Oscar Mayer from January 2007 to January 2008 and Vice President and General Manager of EU Chocolate from June 2003 to January 2007. Mr. Cofer joined Mondelēz International in 1992.

Mr. MacDougall became Executive Vice President and President, EEMEA in July 2014. Prior to that, he served as President, EEMEA from November 2012 to July 2014 and as President, Middle East and Africa from March 2010 to October 2012. Prior to its acquisition by Mondelēz International, Mr. MacDougall was continuously employed by Cadbury Pty Ltd, a confectionery company, for 28 years in various leadership positions, most recently serving as President, Middle East and Africa from February 2007 to February 2010.

Ms. May became Executive Vice President, Human Resources in October 2005. Prior to that, she was Corporate Vice President, Human Resources, for Baxter International Inc., a healthcare company, from February 2001 to September 2005. Ms. May also serves on the Board of Directors of MB Financial Inc., a financial services provider.

Mr. Myers became Executive Vice President, Integrated Supply Chain in September 2011. Prior to that, he worked for Procter & Gamble, a consumer products company, for 33 years in a variety of leadership positions, most recently serving as Vice President, Product Supply for P&G’s Global Hair Care business from September 2007 to August 2011.

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

Mr. Weber became Executive Vice President and President Europe in September 2013. Prior to that, he served as President of the European and Global Coffee category from September 2010 until September 2013, President of the DACH region (Germany, Austria and Switzerland) from February 2009 to August 2010, Managing Director, Spain from August 2007 to January 2009, Vice President of Global Tassimo Venture Team from July 2004 to July 2007 and Senior Director, International Sales, Kraft Foods International from January 2000 to June 2004. Mr. Weber joined Mondelēz International in 1988.

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

In addition, we adopted Corporate Governance Guidelines, charters for each of the Board’s four standing committees and the Code of Business Conduct and Ethics for Non-Employee Directors. All of these materials are available on our web site at www.mondelezinternational.com and will be provided free of charge to any shareholder requesting a copy by writing to: Corporate Secretary, Mondelēz International, Inc., Three Parkway North, Deerfield, IL 60015.

Available Information

Our Internet address is www.mondelezinternational.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge as soon as possible after we electronically file them with, or furnish them to, the U.S. Securities and Exchange Commission (the “SEC”). You can access our filings with the SEC by visiting www.mondelezinternational.com. The information on our web site is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC.

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

Item 1A. Risk Factors.

You should read the following risk factors carefully when evaluating our business and the forward-looking information contained in this Annual Report on Form 10-K. Any of the following risks could materially and adversely affect our business, operating results, financial condition and the actual outcome of matters described in this Annual Report on Form 10-K. While we believe we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that we do not presently know or that we do not currently believe to be significant that may adversely affect our business, performance or financial condition in the future.

We operate in a highly competitive industry.

The food and snacking industry is highly competitive. Our principal competitors include major international food, snack and beverage companies that, like us, operate in multiple geographic areas as well as numerous local and regional companies. We compete based on product quality, brand recognition and loyalty, service, product innovation, taste, convenience, the ability to identify and satisfy consumer preferences, effectiveness of sales and marketing, routes to market and distribution networks, promotional activity and price. If we do not effectively respond to challenges from our competitors, our business could be adversely affected.

Competitor and customer pressures may require that we reduce our prices. These pressures may also restrict our ability to increase prices in response to commodity and other cost increases. Failure to effectively assess, change and set proper pricing may negatively impact the achievement of our strategic and financial goals. The emergence of new distribution channels, such as Internet sales directly to consumers, may affect customer and consumer preferences, cost structures or margins. We may also need to increase or reallocate spending on marketing, advertising and new product innovation to protect or increase market share. These expenditures might not result in trade and consumer acceptance of our efforts. If we reduce prices or our costs increase but we cannot increase sales volumes to offset those changes, then our financial condition and results of operations will suffer.

In addition, companies in our industry are under increasing pressure to improve the efficiency of their overall cost structures. We have announced a transformation agenda with the goals of focusing our portfolio, improving our cost structure and operating model, and accelerating our growth. If we do not achieve these objectives in a way that minimizes disruptions to our business, our financial condition and results of operations could be materially and adversely affected.

Maintaining, extending and expanding our reputation and brand image is essential to our business success.

Our success depends on our ability to maintain brand image for our existing products, extend our brands into new geographies and to new distribution platforms, including online, and expand our brand image with new product offerings.

We seek to maintain, extend and expand our brand image through marketing investments, including advertising and consumer promotions, and product innovation. Continuing global focus on health and wellness, including weight management, and increasing attention from the media, shareholders, consumers, activists and other stakeholders on the role of food marketing could adversely affect our brand image. It could also lead to stricter regulations and increased focus on food and snacking marketing practices. Increased legal or regulatory restrictions on our advertising, consumer promotions and marketing, or our response to those restrictions, could limit our efforts to maintain, extend and expand our brands. Moreover, adverse publicity about regulatory or legal action against us, product quality and safety, or environmental and human rights risks in our supply chain could damage our reputation and brand image, undermine our customers’ confidence and reduce demand for our products, even if the regulatory or legal action is unfounded or these matters are immaterial to our operations.

In addition, our success in maintaining, extending and expanding our brand image depends on our ability to adapt to a rapidly changing marketing and media environment, including our increasing reliance on social media and online dissemination of marketing and advertising campaigns. We are subject to a variety of legal and regulatory restrictions on how and to whom we market our products. These restrictions may limit our ability to maintain, extend and expand our brand image, particularly as social media and the communications environment continue to evolve. Negative posts or comments about us on social networking web sites (whether factual or not) or security breaches related to use of our social media and failure to respond effectively to these posts, comments or activities could seriously damage our reputation and brand image across the various regions in which we operate. In addition, we might fail to invest sufficiently in maintaining, extending and expanding our brand image. As a result, we might be required to recognize impairment charges on our intangible assets or goodwill. If we do not successfully maintain, extend and expand our reputation and brand image, then our brands, product sales, financial condition and results of operations could be materially and adversely affected.

We are subject to risks from operating globally.

We are a global company and generated 82.1% of our 2014 net revenues, 83.1% of our 2013 net revenues and 82.9% of our 2012 net revenues outside the United States. We manufacture and market our products in approximately 165 countries and have operations in more than 80 countries, so we are subject to risks inherent in multinational operations. Those risks include:

•	compliance with U.S. laws affecting operations outside of the United States, including anti-bribery laws such as the Foreign Corrupt Practices Act (“FCPA”);
•	compliance with antitrust and competition laws, data privacy laws, and a variety of other local, national and multi-national regulations and laws in multiple regimes;
•	changes in tax laws, interpretation of tax laws and tax audit outcomes;
•	currency devaluations or fluctuations in currency values, including in developing markets such as Venezuela, Argentina and Russia as well as in developed markets such as countries within the European Union;
•	changes in capital controls, including currency exchange controls, government currency policies or other limits on our ability to import raw materials or finished product or repatriate cash from outside the United States;
•	discriminatory or conflicting fiscal policies;
•	increased sovereign risk, such as default by or deterioration in the economies and credit ratings of governments;
•	changes in local regulations and laws, the uncertainty of enforcement of remedies in foreign jurisdictions, and foreign ownership restrictions and the potential for nationalization or expropriation of property or other resources;
•	varying abilities to enforce intellectual property and contractual rights;
•	greater risk of uncollectible accounts and longer collection cycles;
•	design, implementation and use of effective control environment processes across our diverse operations and employee base; and
•	the imposition of increased or new tariffs, quotas, trade barriers or similar restrictions on our sales or regulations, taxes or policies that might negatively affect our sales.

In addition, political and economic changes or volatility, geopolitical regional conflicts, terrorist activity, political unrest, civil strife, acts of war, public corruption, expropriation and other economic or political uncertainties could interrupt and negatively affect our business operations or customer demand. The slowdown in economic growth or high unemployment in some emerging markets could constrain consumer spending, and declining consumer purchasing power could adversely impact our profitability. Continued instability in the banking and governmental sectors of certain countries in the European Union or the dynamics associated with the federal and state debt and budget challenges in the United States could adversely affect us. All of these factors could result in increased costs or decreased revenues, and could materially and adversely affect our product sales, financial condition and results of operations.

Our operations in certain emerging markets expose us to political, economic and regulatory risks.

Our growth strategy depends in part on our ability to expand our operations in emerging markets, including Brazil, China, India, Mexico, Russia, Venezuela, Argentina, Ukraine, the Middle East, Africa and Southeast Asia. However, some emerging markets have greater political, economic and currency volatility and greater vulnerability to infrastructure and labor disruptions than more established markets. In many countries outside of the United States, particularly those with emerging economies, it may be common for others to engage in business practices prohibited by laws and regulations with extraterritorial reach, such as the FCPA and the U.K. Bribery Act, or local anti-bribery laws. These laws generally prohibit companies and their employees, contractors or agents from making improper payments to government officials, including in connection with obtaining permits or engaging in other actions necessary to do business. Failure to comply with these laws could subject us to civil and criminal penalties that could materially and adversely affect our reputation, financial condition and results of operations.

In addition, competition in emerging markets is increasing as our competitors grow their global operations and low cost local manufacturers expand and improve their production capacities. Our success in emerging markets is critical to our growth strategy. If we cannot successfully increase our business in emerging markets and manage associated political, economic and regulatory risks, our product sales, financial condition and results of operations could be materially and adversely affected.

Unanticipated business disruptions could adversely affect our ability to provide our products to our customers.

We manufacture and source products and materials on a global scale. We have a complex network of suppliers, owned manufacturing locations, co-manufacturing locations, distribution networks and information systems that support our ability to provide our products to our customers consistently. Factors that are hard to predict or beyond our control, like weather, natural disasters, fire, explosions, terrorism, political unrest, generalized labor unrest or health pandemics could damage or disrupt our operations or our suppliers’ or co-manufacturers’ operations. If we do not effectively respond to disruptions in our operations, for example, by finding alternative suppliers or replacing capacity at key manufacturing or distribution locations, or cannot quickly repair damage to our information, production or supply systems, we may be late in delivering or unable to deliver products to our customers. If that occurs, we may lose our customers’ confidence, and long-term consumer demand for our products could decline. In addition, we might not have the functions, processes or organizational capability necessary to achieve on our anticipated timeframes our strategic ambition to reconfigure our supply chain and drive efficiencies to fuel growth. Further, changes to regulatory restrictions within the markets in which we operate may impact our ability to supply multiple markets with a streamlined manufacturing footprint. These events could materially and adversely affect our product sales, financial condition and results of operations.

We are subject to currency exchange rate fluctuations.

At December 31, 2014, we sold our products in approximately 165 countries and had operations in more than 80 countries. A significant portion of our business is exposed to currency exchange rate fluctuations. Our financial results and capital ratios are sensitive to movements in currency exchange rates because a large portion of our assets, liabilities, revenue and expenses must be translated into U.S. dollars for reporting purposes or converted into U.S. dollars to service obligations such as our U.S. dollar-denominated indebtedness and dividends. In addition, movements in currency exchange rates can affect transaction costs because we source product ingredients from various countries. We seek to mitigate our exposure to exchange rate fluctuations, primarily on cross-currency transactions, but our efforts may not be successful. Accordingly, changes in the currency exchange rates that we use to translate our results into U.S. dollars for financial reporting purposes or for transactions involving multiple currencies could materially and adversely affect our financial condition and results of operations.

Commodity and other input prices are volatile and may rise significantly or availability of commodities may become constrained.

We purchase and use large quantities of commodities, including cocoa, coffee, dairy, wheat, corn products, soybean and vegetable oils, sugar and other sweeteners, and nuts. In addition, we purchase and use significant quantities of packaging materials to package our products and natural gas, fuels and electricity for our factories and warehouses. Prices for these raw materials, other supplies and energy are volatile and can fluctuate due to conditions that are difficult to predict. These conditions include global competition for resources, currency fluctuations, political conditions, severe weather, the potential longer-term consequences of climate change on agricultural productivity, crop disease or pests, water risk, health pandemics, consumer or industrial demand, and changes in governmental trade, alternative energy and agricultural programs. Many of the commodities we purchase are grown by smallholder farmers, who might lack the capacity to invest to increase productivity or adapt to changing conditions. Although we monitor our exposure to commodity prices and hedge against input price increases, we cannot fully hedge against changes in commodity costs, and our hedging strategies may not protect us from increases in specific raw material costs. Continued volatility in the prices of commodities and other supplies we purchase could increase or decrease the costs of our products, and our profitability could suffer as a result. Moreover, increases in the price of our products to cover increased input costs may result in lower sales volumes, while decreases in input costs could require us to lower our prices and thereby affect our revenues, profits or margins. Likewise, constraints in the supply of key commodities may limit our ability to grow our net revenues. If our mitigation activities are not effective, if we are unable to price to cover increased costs or must reduce our prices, or if we are limited by supply constraints, our financial condition and results of operations could be materially adversely affected.

Changes in laws and regulations could increase our costs.

Our activities throughout the world are highly regulated and subject to government oversight. Various laws and regulations govern food production, storage, distribution, sales, advertising and marketing, as well as licensing, trade, labor, tax and environmental matters, and health and safety practices. Government authorities regularly change laws and regulations and their interpretations. Our compliance with new or revised laws and regulations or the interpretation and application of existing laws and regulations could materially and adversely affect our product sales, financial condition and results of operations.

We may be unable to hire or retain and develop key personnel or a highly skilled and diverse global workforce or manage changes in our workforce.

We must hire, retain and develop effective leaders and a highly skilled and diverse global workforce. We compete to hire new personnel in the many countries in which we manufacture and market our products and then to develop and retain their skills and competencies. Unplanned turnover or failure to develop adequate succession plans for leadership positions or hire and retain a diverse global workforce with the skills and in the locations we need to operate and grow our business could deplete our institutional knowledge base and erode our competitiveness.

We also face increased personnel-related risks in connection with implementing the changes in our transformation agenda related to our operating model and business processes. These risks could lead to operational challenges, including increased competition for employees with the skills we require to achieve our business goals, higher employee turnover, including of employees with key capabilities, and challenges in developing the capabilities necessary to transform our business processes. Furthermore, we might be unable to manage changes in, or that affect, our workforce appropriately or satisfy the legal requirements associated with how we manage and compensate our employees. This includes our management of employees represented by labor unions or workers’ councils, who represent approximately 64% of our 91,000 employees outside the United States and approximately 28% of our 13,000 U.S. employees.

These risks could materially and adversely affect our reputation, ability to meet the needs of our customers, product sales, financial condition and results of operations.

We must address risks related to consolidation of retail customers and leverage our value proposition in order to compete against retailer and other economy brands.

Retail customers, such as supermarkets, warehouse clubs and food distributors in the European Union, the United States and our other major markets, continue to consolidate, resulting in fewer but larger customers with whom we can conduct business. Larger, more sophisticated retail customers and alliances among customers can resist price increases, delist or reduce the shelf space allotted to our products, and demand lower pricing, increased promotional programs, longer payment terms or specifically tailored products. In addition, larger retail customers have the scale to develop supply chains that permit them to operate with reduced inventories or to develop and market their own retailer and other economy brands that compete with some of our products. Our products must provide higher quality or value to our consumers than the less expensive alternatives, particularly during periods of economic uncertainty. Consumers may not buy our products if consumers perceive the difference in the quality or value between our products and retailer or other economy brands has narrowed. If consumers switch to purchasing or otherwise prefer retailer or other economy brands, then we could lose market share or sales volumes or need to shift our product mix to lower margin offerings.

Retail consolidation also increases the risk that adverse changes in our customers’ business operations or financial performance will have a corresponding material adverse effect on us. For example, if our customers cannot access sufficient funds or financing, then they may delay, decrease or cancel purchases of our products, or delay or fail to pay us for previous purchases.

If we do not effectively respond to retail consolidation, increasing retail power and competition from retailer and other economy brands, our reputation, product sales, financial condition and results of operations could be materially and adversely affected.

We are subject to and may fail to manage changes in our relationships with significant customers or suppliers.

During 2014, our five largest customers accounted for 15.7% of our net revenues. There can be no assurance that our customers will continue to purchase our products in the same mix or quantities or on the same terms as in the past, particularly as increasingly powerful retailers continue to demand lower pricing and develop their own brands. The loss of or disruptions related to significant customers, such as the disruptions we experienced in 2014 with customers in France, could result in a material reduction in sales or change in the mix of products we sell to a significant customer. This could materially and adversely affect our product sales, financial condition and results of operations.

Additionally, disputes with significant suppliers, including those related to pricing or performance, could adversely affect our ability to supply products to our customers and could materially and adversely affect our product sales, financial condition and results of operations.

We may decide or be required to recall products or be subjected to product liability claims.

We could decide, or laws or regulations could require us, to recall products due to suspected or confirmed product contamination, spoilage or other adulteration, product misbranding or product tampering. In addition, if another company recalls or experiences negative publicity related to a product in a category in which we compete, consumers might reduce their overall consumption of products in this category. Any of these events could materially and adversely affect our reputation, product sales, financial condition and results of operations.

We may also suffer losses if our products or operations violate applicable laws or regulations, or if our products cause injury, illness or death. In addition, our marketing could face claims of false or deceptive advertising or other criticism. A significant product liability or other legal judgment against us, a related regulatory enforcement action or a widespread product recall could materially and adversely affect our reputation and profitability. Moreover, even if a product liability or consumer fraud claim is unsuccessful, has no merit or is not pursued, the negative publicity surrounding assertions against our products or processes could materially and adversely affect our reputation, product sales, financial condition and results of operations.

We could be subject to legal or tax claims or other regulatory enforcement actions.

We are a large food and snacking company operating in highly regulated environments and constantly evolving legal, tax and regulatory frameworks around the world. Consequently, we are subject to greater risk of litigation, legal or tax claims or other regulatory enforcement actions. There can be no assurance that our employees, contractors or agents will not violate policies and procedures we have implemented to promote compliance with existing laws and regulations. Moreover, our failure to maintain effective control environment processes could lead to violations, unintentional or otherwise, of laws and regulations. Litigation, legal or tax claims or regulatory enforcement actions arising out of our failure or alleged failure to comply with applicable laws, regulations or controls could subject us to civil and criminal penalties that could materially and adversely affect our reputation, product sales, financial condition and results of operations.

We may not successfully identify, complete or manage strategic transactions.

We evaluate a variety of potential strategic transactions, including acquisitions, divestitures, joint ventures, minority investments and other strategic alliances that could further our strategic business objectives. We may not successfully identify, complete or manage the risks presented by these strategic transactions. Strategic transactions may result in the diversion of management attention from our existing business and may present financial, managerial and operational risks. Our success depends, in part, upon our ability to identify suitable transactions; negotiate favorable contractual terms; comply with applicable regulations and receive necessary consents, clearances and approvals (including regulatory and antitrust clearances and approvals); integrate or separate businesses; realize the full extent of the benefits, cost savings or synergies presented by strategic transactions; effectively implement control environment processes with employees joining us as a result of a transaction; minimize adverse effects on existing business relationships with suppliers and customers; achieve accurate estimates of fair value; minimize potential loss of customers or key employees; and minimize indemnities and potential disputes with buyers, sellers and strategic partners.

With respect to acquisitions and joint ventures in particular, we are also exposed to potential risks based on our ability to conform standards, controls, policies and procedures, and business cultures; consolidate and streamline operations and infrastructures; identify and eliminate redundant and underperforming operations and assets; manage inefficiencies associated with the integration of operations; and coordinate antitrust and competition laws in the United States, the European Union and other jurisdictions. Joint ventures and strategic alliances pose additional risks, as we share ownership and management responsibilities with one or more other parties who may not have the same objectives, priorities, strategies or resources as we do. In May 2014, we entered into an agreement to combine our wholly owned coffee portfolio (outside of France) with D.E Master Blenders 1753 B.V., and in conjunction with that transaction, Acorn Holdings B.V., owner of D.E Master Blenders 1753 B.V., made a binding offer to receive our coffee business in France. We might not effectively separate our coffee business, integrate our operations into the new venture or complete the transaction on the anticipated timeframe. Furthermore, we may not be able to complete, on terms favorable to us, desired or proposed divestitures of businesses that do not meet our strategic objectives or our growth or profitability targets. Our divestiture activities, or related activities such as reorganizations, restructuring programs and transformation initiatives, may require us to recognize impairment charges or to take action to reduce costs that remain after a divestiture is completed. Gains or losses on the sales of, or lost operating income from, those businesses may also affect our profitability.

Any of these risks and challenges could materially and adversely affect our business, product sales, financial condition and results of operations.

We must correctly predict, identify and interpret changes in consumer preferences and demand and offer new products to meet those changes.

Consumer preferences for food and snacking products change continually. Our success depends on our ability to predict, identify and interpret the tastes, dietary habits, packaging and other preferences of consumers around the world and to offer products that appeal to these preferences. Moreover, weak economic conditions, recession, equity market volatility or other factors could affect consumer preferences and demand. If we do not offer products that appeal to consumers or if we misjudge consumer demand for our products, our sales and market share will decrease and our profitability could suffer.

We must distinguish among short-term fads, mid-term trends and long-term changes in consumer preferences. If we do not accurately predict which shifts in consumer preferences will be long-term, or if we fail to introduce new and improved products to satisfy those preferences, our sales could decline. In addition, because of our varied consumer base, including by geography, we must offer an array of products that satisfy the broad spectrum of consumer preferences. If we fail to expand our product offerings successfully across product categories, or if we do not rapidly develop products in faster growing and more profitable categories, demand for our products could decrease and our profitability could suffer.

Prolonged negative perceptions concerning the health implications of certain food products could influence consumer preferences and acceptance of some of our products and marketing programs. For example, recently, consumers have increasingly focused on health and wellness, including weight management and reducing sodium and added sugar consumption. In addition, consumer preferences differ by region, and we must monitor and adjust our use of ingredients to respond to these regional preferences. We might be unsuccessful in our efforts to effectively respond to changing consumer preferences and social expectations. Continued negative perceptions and failure to satisfy consumer preferences could materially and adversely affect our reputation, product sales, financial condition and results of operations.

Failure to maintain effective internal control over financial reporting could adversely affect us, and we have not maintained effective internal controls over our accounting for income taxes.

The accuracy of our financial reporting depends on the effectiveness of our internal control over financial reporting. Internal control over financial reporting can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements and may not prevent or detect misstatements because of its inherent limitations. These limitations include, among others, the possibility of human error, inadequacy or circumvention of controls and fraud. If we do not maintain effective internal control over financial reporting or design and implement controls sufficient to provide reasonable assurance with respect to the preparation and fair presentation of our financial statements, we could be unable to file accurate financial reports on a timely basis. As a result, our reputation, results of operations and stock price could be materially adversely affected.

In connection with management’s assessment of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 for the fiscal year ended December 31, 2013, we determined that we did not maintain effective monitoring and oversight of controls over the completeness, accuracy and presentation of our accounting for income taxes, including the income tax provision and related tax assets and liabilities. We determined that the ineffective monitoring and oversight of controls over income tax accounting constituted a material weakness. As of December 31, 2014, we made substantial progress toward remediating the material weakness. See Item 9A, Controls and Procedures, for a discussion of the material weakness and the progress on the remediation. If the new controls we have implemented to address the material weakness and to strengthen our overall internal control over accounting for income taxes are not designed or do not operate effectively, if we are unsuccessful in implementing or following these new processes or if we are otherwise unable to remediate this material weakness, we may not timely or accurately report our financial condition or results of operations. This could adversely affect our stock price and the confidence of investors, business partners and others in our financial reports.

We are increasingly dependent on information technology.

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic and financial information, to manage a variety of business processes and activities, and to comply with regulatory, legal and tax requirements. We also depend on our information technology infrastructure for digital marketing activities and for electronic communications among our personnel, customers and suppliers around the world. These information technology systems, many of which are managed by third parties or used in connection with shared service centers, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, attacks by computer hackers or other cybersecurity risks, telecommunication failures, user errors, natural disasters, terrorist attacks or other catastrophic events. Furthermore, to the extent our information technology systems are managed by third parties or used in connection with external shared service centers, we would have to coordinate with these third parties to try to resolve issues related to these events. If any of our significant information technology systems suffer severe damage, disruption or shutdown, and our disaster recovery and business continuity plans do not effectively resolve the issues in a timely manner, our product sales, financial condition and results of operations may be materially and adversely affected, and we could experience delays in reporting our financial results.

In addition, if we are unable to prevent physical and electronic break-ins, cyber-attacks and other information security breaches, we may suffer financial and reputational damage, be subject to litigation or incur remediation costs or penalties because of the unauthorized disclosure of confidential information belonging to us or to our partners, customers, suppliers or employees. The mishandling or inappropriate disclosure of non-public sensitive or protected information could lead to the loss of intellectual property, negatively impact planned corporate transactions or damage our reputation and brand image. Misuse, leakage or falsification of legally protected information could also result in a violation of data privacy laws and regulations and have a negative impact on our reputation, business, financial condition and results of operations.

Weak financial performance, downgrades in our credit ratings, illiquid global capital markets and volatile global economic conditions could limit our access to the global capital markets, reduce our liquidity and increase our borrowing costs.

We may need to access the long-term and short-term global capital markets to obtain financing. Our financial performance, our short-and long-term debt credit ratings, interest rates, the stability of financial institutions with which we partner, the liquidity of the overall global capital markets and the state of the global economy, including the food industry, will affect our access to, and the availability or cost of, financing on acceptable terms and conditions in the future. There can be no assurance that we will have access to the global capital markets on terms we find acceptable.

We regularly access the commercial paper markets in the United States and Europe for ongoing funding requirements. A downgrade in our credit ratings by a credit rating agency could increase our borrowing costs and adversely affect our ability to issue commercial paper. Disruptions in the global commercial paper market or other effects of volatile economic conditions on the global credit markets also could reduce the amount of commercial paper that we could issue and raise our borrowing costs for both short- and long-term debt offerings.

Limitations on our ability to access the global capital markets, a reduction in our liquidity or an increase in our borrowing costs could materially and adversely affect our financial condition and results of operations.

Volatility in the equity markets, interest rates or other factors could substantially increase our pension costs.

We sponsor a number of defined benefit pension plans for our employees throughout the world. At the end of 2014, the projected benefit obligation of our defined benefit pension plans was $12.5 billion and plan assets were $9.6 billion. The difference between plan obligations and assets, or the funded status of the plans, significantly affects the net periodic benefit costs of our pension plans and the ongoing funding requirements of those plans. Our major defined benefit pension plans are funded with trust assets invested in a globally diversified portfolio of investments, including equities and corporate debt. Among other factors, changes in interest rates, mortality rates, early retirement rates, investment returns, minimum funding requirements in the jurisdictions in which the plans operate, the viability of other employers in the multiemployer pension plans in which we participate and the market value of plan assets can affect the level of plan funding, cause volatility in the net periodic pension cost and increase our future funding requirements. Legislative and other governmental regulatory actions may also increase funding requirements for our pension plans’ benefits obligation.

Volatility in the global capital markets may increase the risk that we are required to make additional cash contributions to the pension plans and recognize further increases in our net pension cost. A portion of our pension trust assets is invested in European sovereign debt and subject to heightened risk that it could lose value as a result of political and financial turmoil in Europe.

Due to our participation in multi-employer pension plans, we may have exposure under those plans that extends beyond what our obligation would be with respect to our employees. Our contributions to a multi-employer plan may increase beyond our bargaining obligations depending on the financial condition of the multi-employer plan. We may be required to participate in funding the unfunded obligations of the plan allocable to a withdrawing employer, and our costs might increase as a result. Further, if we have a partial or complete withdrawal from a multi-employer pension plan, we may be required to pay an amount to the plan based on our allocable share of the underfunded status of the plan. This liability will generally increase if other employers cease participating in the plan whether or not due to bankruptcy. (See Note 10, Benefit Plans, to the consolidated financial statements for more information on our multiemployer pension plans.)

A significant increase in our pension benefit obligations or funding requirements could have a negative impact on our ability to invest in the business and adversely affect our financial condition and results of operations.

Our intellectual property rights are valuable, and our failure to protect them could reduce the value of our products and brands.

We consider our intellectual property rights, particularly and most notably our trademarks, but also our patents, trade secrets, copyrights and licensing agreements, to be a significant and valuable part of our business. We attempt to protect our intellectual property rights by taking advantage of a combination of patent, trademark, copyright and trade secret laws in various countries, as well as licensing agreements, third party nondisclosure and assignment agreements and policing of third party misuses of our intellectual property. Our failure to obtain or adequately protect our intellectual property rights, or any change in law or other changes that serve to lessen or remove the current legal protections of our intellectual property, may diminish our competitiveness and could materially harm our business.

We may be unaware of third party claims of intellectual property infringement relating to our technology, brands or products. Any litigation regarding patents or other intellectual property could be costly and time-consuming and could divert management’s and other key personnel’s attention from our business operations. Third party claims of intellectual property infringement might require us to pay monetary damages or enter into costly license agreements. We also may be subject to injunctions against development and sale of certain of our products. Any of these occurrences could materially and adversely affect our reputation, product sales, financial condition and results of operations.

Item 1B.   Unresolved Staff Comments.

None.

Item 2.   Properties.

On December 31, 2014, we had 170 manufacturing and processing facilities in 58 countries and 216 distribution centers and depots worldwide. During 2014, we disposed of or ceased operations in 7 and opened 3 new manufacturing facilities and we no longer lease or we ceased operations in 18 and opened 12 new distribution facilities. It is our practice to maintain all of our plants and other facilities in good condition. We believe we have or will add sufficient capacity to meet our planned operating needs.

	As of December 31, 2014
	Number of	Number of
	Manufacturing	Distribution
	Facilities	Facilities
Latin America	20	4
Asia Pacific	32	72
EEMEA	27	13
Europe	74	38
North America	17	89

Total	170	216

Owned	160	51
Leased	10	165

Total	170	216

Item 3.   Legal Proceedings.

Information regarding legal proceedings is available in Note 11, Commitments and Contingencies, to the consolidated financial statements in this report.

Item 4.   Mine Safety Disclosures

Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is listed on The NASDAQ Global Select Market under the symbol “MDLZ.” At January 31, 2015, there were 62,195 holders of record of our Common Stock. Information regarding the market price of our Common Stock and dividends declared during the last two fiscal years is included in Note 18, Quarterly Financial Data (Unaudited), to the consolidated financial statements.

Comparison of Five-Year Cumulative Total Return

The following graph compares the cumulative total return on our Common Stock with the cumulative total return of the S&P 500 Index and the Mondelēz International performance peer group index. The graph assumes, in each case, that an initial investment of $100 is made at the beginning of the five-year period. The cumulative total return reflects market prices at the end of each year and the reinvestment of dividends each year (and takes into account the value of Kraft Foods Group, Inc. shares distributed in the Spin-Off). The vertical line below indicates the October 1, 2012 Spin-Off date and is intended to facilitate comparisons of performance against peers listed below and the stock market before and following the Spin-Off.

	Mondelēz		Performance
Date	International	S&P 500	Peer Group
December 31, 2009	$100.00	$100.00	$100.00
December 31, 2010	120.39	115.06	112.26
December 31, 2011	147.64	117.49	120.95
December 31, 2012	158.73	136.30	132.99
December 31, 2013	223.95	180.14	158.54
December 31, 2014	234.22	205.14	171.35

The Mondelēz International performance peer group consists of the following companies considered our market competitors or that have been selected on the basis of industry, global focus or industry leadership: Campbell Soup Company, The Coca-Cola Company, Colgate-Palmolive Company, Danone S.A., General Mills, Inc., The Hershey Company, Kellogg Company, Nestlé S.A., PepsiCo, Inc., The Procter & Gamble Company and Unilever N.V.

This performance graph and other information furnished under this Part II Item 5(a) of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

Issuer Purchases of Equity Securities

Our stock repurchase activity for each of the three months in the quarter ended December 31, 2014 included:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program (2)
October 1-31, 2014	94,645	$33.95	–	$3,748,483,943
November 1-30, 2014	10,687,311	38.51	10,627,813	3,339,111,657
December 1-31, 2014	7,002,654	38.61	7,001,127	3,068,780,002

Quarter Ended December 31, 2014	17,784,610	38.53	17,628,940

(1)	The total number of shares purchased includes: (i) shares purchased pursuant to the repurchase program described in (2) below; and (ii) shares tendered to us by employees who used shares to exercise options and to pay the related taxes for grants of restricted and deferred stock that vested, totaling 94,645 shares, 59,498 shares and 1,527 shares for the fiscal months of October, November and December 2014, respectively.

(2)	During 2013, our Board of Directors authorized the repurchase of $7.7 billion of our Common Stock through December 31, 2016. On March 12, 2013, our Board of Directors authorized the repurchase of up to the lesser of 40 million shares or $1.2 billion of our Common Stock through March 12, 2016. On August 6, 2013, our Audit Committee, with authorization delegated from our Board of Directors, increased the repurchase program capacity to $6.0 billion of Common Stock repurchases and extended the expiration date to December 31, 2016. On December 3, 2013, our Board of Directors approved an increase of $1.7 billion to the program related to a new accelerated share repurchase program, which concluded in May 2014. See Note 13, Capital Stock, for additional information.

Item 6.   Selected Financial Data

Mondelēz International, Inc.

Selected Financial Data – Five Year Review (1)

	2014	2013	2012	2011	2010
	(in millions, except per share and employee data)
Continuing Operations (2)
Net revenues	$34,244	$35,299	$35,015	$35,810	$31,489
Earnings from continuing operations, net of taxes	2,201	2,332	1,606	1,764	677
Net earnings attributable to Mondelēz International:
Per share, basic	1.29	1.30	0.90	0.99	0.38
Per share, diluted	1.28	1.29	0.88	0.99	0.38

Cash Flow and Financial Position (3)
Net cash provided by operating activities	3,562	6,410	3,923	4,520	3,748
Capital expenditures	1,642	1,622	1,610	1,771	1,661
Property, plant and equipment, net	9,827	10,247	10,010	13,813	13,792
Total assets	66,815	72,515	75,477	93,785	95,228
Long-term debt	13,865	14,482	15,574	23,095	26,859
Total Mondelēz International shareholders’ equity	27,750	32,373	32,276	35,271	35,859
Shares outstanding at year end (4)	1,664	1,705	1,778	1,768	1,748

Per Share and Other Data (5)
Book value per shares outstanding	16.68	18.99	18.15	19.95	20.51
Dividends declared per share (6)	0.58	0.54	1.00	1.16	1.16
Common Stock closing price at year end (7)	36.33	35.30	25.45	37.36	31.51
Number of employees	104,000	107,000	110,000	126,000	127,000

(1)	The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K and past Annual Reports on Form 10-K for earlier periods. A significant portion of our business is exposed to currency exchange rate fluctuation as a large portion of our assets, liabilities, revenue and expenses must be translated into U.S. dollars for reporting purposes. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of operating results on a constant currency basis where noted.
(2)	Significant items impacting the comparability of our results from continuing operations include: Spin-Off Costs in 2012-2014, Restructuring Programs in 2012-2014, Cost Savings Initiatives in 2010-2013; divestitures and sales of property in 2013, 2012 and 2010, an acquisition in 2013, the acquisition of Cadbury in 2010 and the related Integration Program in 2010-2014; the benefit from the Cadbury acquisition-related indemnification resolution in 2013; losses on debt extinguishment in 2014 and 2013; the unrealized gain on the planned coffee business divestiture currency hedges in 2014; the debt tender offers completed in 2014 and 2013; accounting calendar changes in 2013, 2011 (including a 53rd week of operating results in 2011) and 2010; impairment charges related to intangible assets in 2014, 2012 and 2010 and our provision for income taxes in all years. Please refer to Notes 1, Summary of Significant Accounting Policies; 2, Divestitures and Acquisitions; 5, Goodwill and Intangible Assets; 6, Restructuring Programs; 7, Integration Program and Cost Savings Initiatives; 8, Debt and Borrowing Arrangements; 9, Financial Instruments; 11, Commitments and Contingencies; 15, Income Taxes; and 17, Segment Reporting, for additional information regarding items affecting comparability of our results from continuing operations.
(3)	Our Cash Flow and Financial Position information includes Kraft Foods Group, Inc. data for periods prior to the October 1, 2012 Spin-Off date. Refer to Note 2, Divestitures and Acquisitions, for information on the divested net assets and items impacting cash flow. Other items impacting comparability primarily relate to the receipt of net cash proceeds from the resolution of the Starbucks arbitration in 2013 and our acquisition of Cadbury in 2010.
(4)	Refer to Note 13, Capital Stock, for additional information on our share repurchase program in 2014 and 2013.
(5)	Per Share and Other Data includes Kraft Foods Group, Inc. data for periods prior to the October 1, 2012 Spin-Off date. Refer to Note 2, Divestitures and Acquisitions, related to the resolution of the Starbucks arbitration and the Annual Report on Form 10-K for the year ended December 31, 2012, for additional information on the Cadbury acquisition in 2010.
(6)	Refer to the Equity and Dividends section within Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information on our dividends following the October 1, 2012 Spin-Off.
(7)	Closing prices reflect historical market prices and have not been adjusted for periods prior to October 1, 2012 to reflect the Spin-Off of Kraft Foods Group, Inc. on that date.

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

Over the last several years, we have been expanding geographically and building our presence in the snacking category. At the same time, we continued to invest in product quality, marketing and innovation behind our iconic brands, while implementing a series of cost saving initiatives. Our goals are to achieve industry-leading revenue growth over time along with the higher expected growth rates of advantaged snack categories; leverage our cost structure through supply chain reinvention, productivity programs, overhead streamlining, volume growth and improved product mix to drive margin gains; and grow earnings per share in the top-tier of our peer group.

Planned Coffee Business Transactions

On May 7, 2014, we announced that we entered into an agreement to combine our wholly owned coffee portfolio (outside of France) with D.E Master Blenders 1753 B.V. (“DEMB”). In conjunction with this transaction, Acorn Holdings B.V. (“AHBV”), owner of DEMB, has also made a binding offer to receive our coffee business in France. The parties have also invited our partners in certain joint ventures to join the new company.

Upon completion of all proposed transactions, we expect to receive cash of approximately €4 billion and a 49 percent equity interest in the new company, to be called Jacobs Douwe Egberts (“JDE”). AHBV will hold a majority share in the proposed combined company and will have a majority of the seats on the board, which will be chaired by current DEMB Chairman Bart Becht. We will have certain minority rights. AHBV is owned by an investor group led by JAB Holding Company s.à r.l.

The transactions (collectively, the “JDE coffee transactions”) remain subject to regulatory approvals and the completion of employee information and consultation requirements. We continue to expect the transactions to be completed in 2015, subject to closing conditions, including regulatory approvals. In December 2014, the European Commission announced its intention to further evaluate the proposed transaction against EU antitrust regulations in order to make a final determination on merger clearance, which we currently expect in the second half of 2015. We and DEMB also continue to undertake consultations with Works Councils and employee representatives as required in connection with the transactions.

In connection with the expected receipt of approximately €4 billion upon closing, we entered into currency exchange forward contracts in the second quarter of 2014 to lock in an expected U.S. dollar value of approximately $5 billion. As of December 31, 2014, the forward contracts were recorded as derivative assets within other current assets and through December 31, 2014, we recognized $628 million of unrealized gains related to the hedges within interest and other expense, net. On February 11, 2015, we monetized the forward contracts and recorded an additional realized gain of $311 million in the first quarter of 2015, for a total realized gain of $939 million. We also entered into new currency exchange forward contracts to continue to lock in an expected U.S. dollar value of approximately $5 billion from the transactions. Based on changes in the euro/U.S. dollar exchange rate, the actual closing date of the planned JDE coffee transactions and the settlement dates of the hedges or other hedges we may put into place, the actual amount of U.S. dollars we receive could change. In addition to the hedges, we have also incurred incremental expenses related to readying our coffee businesses for the planned transactions that totaled $77 million through December 31, 2014 and were recorded within selling, general and administrative expenses of our Europe and EEMEA segments and within our general corporate expenses. For additional information on the JDE coffee transactions, see Note 2, Divestitures and Acquisitions—Planned Coffee Business Transactions.

2014-2018 Restructuring Program

On May 6, 2014, our Board of Directors approved a $3.5 billion restructuring program, comprised of approximately $2.5 billion in cash costs and $1 billion in non-cash costs (the “2014-2018 Restructuring Program”), and up to $2.2 billion of capital expenditures. The primary objective of the 2014-2018 Restructuring Program is to reduce our operating cost structure in both our supply chain and overhead costs. We expect the 2014-2018 Restructuring Program to generate annualized savings of at least $1.5 billion by the program’s completion at the end of 2018. Lower overheads and accelerated supply chain cost reductions are each expected to generate roughly half of the total incremental savings. We expect to incur the majority of the program’s charges in 2015 and 2016 and to complete the program by year-end 2018. In 2014, we recorded restructuring and related implementation charges of $381 million under this program. For additional information on the 2014-2018 Restructuring Program, see Note 6, Restructuring Programs.

S ummary of Results

•	Net revenues decreased 3.0% to $34.2 billion in 2014 and increased 0.8% to $35.3 billion in 2013. Net revenues in 2014 were significantly affected by unfavorable currency translation as the U.S. dollar strengthened against most currencies in which we operate.

•	Organic Net Revenue increased 2.4% to $36.0 billion in 2014 and increased 3.9% to $35.9 billion in 2013. Organic Net Revenue is a non-GAAP financial measure we use to evaluate our underlying results (see the definition of Organic Net Revenue and our reconciliation with net revenues within Non-GAAP Financial Measures appearing later in this section).

•	Diluted EPS attributable to Mondelēz International decreased 41.6% to $1.28 in 2014 and increased 28.1% to $2.19 in 2013. Excluding the results of discontinued operations, our diluted EPS attributable to Mondelēz International from continuing operations decreased 0.8% to $1.28 in 2014 and increased 46.6% to $1.29 in 2013. A number of significant items also affected the comparability of our reported results, as further described in the Discussion and Analysis of Historical Results appearing later in this section and in the notes to the consolidated financial statements.

•	Adjusted EPS increased 14.3% to $1.76 in 2014 and increased 7.7% to $1.54 in 2013. On a constant currency basis, Adjusted EPS increased 23.4% to $1.90 in 2014 and increased 11.9% to $1.60 in 2013. Adjusted EPS is a non-GAAP financial measure we use to evaluate our underlying results (see the definition of Adjusted EPS and our reconciliation with diluted EPS within Non-GAAP Financial Measures appearing later in this section).

Financial Outlook

We seek to achieve top-tier financial performance. We manage our business to achieve this goal using a number of operating metrics including Organic Net Revenue, Adjusted Operating Income and Adjusted EPS. (Refer to Non-GAAP Financial Measures appearing later in this section for more information on these measures.) Additional metrics that we use or monitor include product quality measures, category growth, market share performance, pricing net of commodity costs, net commodity inflation, volume growth, Power Brand Organic Net Revenue growth, gross and net productivity savings, brand support and related investments, capital spending, cash conversion cycle, free cash flow, return on invested capital and shareholder returns. We also monitor a number of factors and trends that we expect may impact our near- and long-term revenues and profitability objectives:

Long-Term Demographics and Consumer Trends – Snack food consumption is highly correlated to GDP growth, urbanization of the population and rising discretionary income levels associated with a growing middle class particularly in emerging markets. Over the long-term, we expect these trends to continue leading to growth in key consumer behaviors, including increased snacking occasions, greater use of convenience food and migration to more frequent, smaller meals. In the near term, lower GDP growth, high unemployment and weak consumer confidence in Europe and emerging markets has slowed category and our growth.

Demand – We monitor consumer spending and our market share within the food and beverage categories in which we sell our products. Growth in the global categories slowed from approximately 4% in 2013 to 3.6% in 2014. We believe the slowdown in category growth will continue to affect our near-term net revenue growth, but we expect the slowdown, particularly in emerging markets, to be temporary. We expect category growth to return to levels more in line with the expected growth of emerging markets and consumer spending in those markets. We continue to make investments in our brands and build strong routes to market to address the needs of consumers in emerging and developed markets. In doing so, we anticipate stimulating demand in our categories and growing our position in these markets.

Volatility of Global Markets – Our growth strategy depends in part on our ability to expand our operations, particularly in emerging markets. Some of these markets have greater political and economic volatility and vulnerability to infrastructure and labor disruptions as we experienced this past year in markets including Russia, Ukraine, Venezuela and Argentina. Volatility in these markets affects demand for and the costs of our products and requires frequent changes in how we operate our business. There will likely be continued volatility across these and other markets in which we sell. As such, we are focused on aggressively managing our costs currently as we continue to invest in brand building and routes to market.

Competition – We operate in highly competitive markets that include global, regional and local competitors. Our advantaged geographic footprint, operating scale and portfolio of brands have all significantly contributed to building our market-leading positions across most of the product categories in which we sell. To grow and maintain our market positions, we focus on product quality, bringing new products and innovations to market and effectively meeting consumer needs and preferences. We pursue significant growth opportunities such as expanding our global operations and growing our portfolio of Power Brands and innovative products. We continue to optimize our manufacturing and other operations and invest in our brands through ongoing research and development, advertising and marketing consumer promotions.

Pricing – We adjust our product prices based on a number of variables including demand, the competitive environment and changes in our product input costs. Our net revenue growth and profitability may be affected as we adjust prices to address new conditions. In 2014, we generally increased prices in response to higher commodity costs, currency and other market factors. In 2015, we continue to expect higher aggregate commodity and related costs and anticipate adjusting our prices in response to changing market conditions. Price competition or delayed price increases by competitors or customers also affected our net revenues in 2014 and may continue to affect net revenues or market share in the near term until the market adjusts to the changes in input costs and other market conditions. In 2015, we plan to address some of these issues and improve our revenue mix by discontinuing certain low margin, customer-specific product lines, discontinuing certain low-margin licensed products and continuing to simplify our portfolio of SKUs.

Operating Costs – Our operating costs include raw materials, labor, selling, general and administrative expenses, taxes, currency impacts and financing costs. We manage these costs through cost saving and productivity initiatives, sourcing and hedging programs, pricing actions, refinancing and tax planning. We continue to work on various programs to expand our profitability and margins, such as our 2014-2018 Restructuring Program designed to bring about significant reductions in our operating cost structure in both our supply chain and overhead costs.

Currency – As a global company with over 80% of our net revenues generated outside the United States, we are exposed to changes in global economic conditions and currency movements. In 2014, as the U.S. dollar strengthened relative to other currencies in which we operate and as several countries experienced significant declines in or devaluations of their currency, these currency movements had a significant negative effect on our reported results of operations. Our 2014 net revenues were $34.2 billion, down 3.0% from 2013, including a negative 5.1 percentage point impact from currency translation. While we have net investment hedges in the form of local currency denominated debt to offset the translation of certain of our overseas investments, we generally do not hedge against currency translation. We primarily seek to hedge against economic losses on cross-currency transactions. Due to limited markets for hedging currency transactions and other factors, we may not be able to effectively hedge all of our cross-currency transaction risks. During 2014, we recognized $167 million of currency devaluation charges in pretax earnings related to the remeasurement of our net monetary assets in Venezuela. The economy, monetary policies and other business restrictions in Venezuela, as well as in other countries such as Argentina and Russia, have created a challenging business environment in which to operate, and our ability to hedge against currency-related economic losses may be limited. While we work to mitigate our exposure to these currency risks, factors such as continued global market volatility, actions by foreign governments, political uncertainty and other external developments could lead to further unfavorable currency impacts in the future.

Financing Costs – We regularly evaluate our variable and fixed-rate debt. We continue to use lower cost short- and long-term debt to finance our ongoing working capital, capital expenditures and other investments, dividends and share repurchases. In the first quarter of 2014 and fourth quarter of 2013, we retired $5 billion of our long-term U.S. dollar-denominated debt and issued lower-cost long-term euro and U.S. dollar-denominated debt. Our weighted-average interest rate on our total debt as of December 31, 2014 was 4.3%, down from 4.8% as of December 31, 2013 and down from 5.8% as of December 31, 2012.

Discussion and Analysis of Historical Results

Items Affecting Comparability of Financial Results

The following table includes significant income or (expense) items that affected the comparability of our pre-tax results of operations and our effective tax rates. Please refer to the notes to the consolidated financial statements indicated below for more information. Refer also to the Consolidated Results of Operations – Net Earnings and Earnings per Share Attributable to Mondelēz International table for the per share impacts of these items.

		For the Years Ended December 31,
	See Note	2014	2013	2012
		(in millions of U.S. dollars)
Planned coffee business transactions:	Note 2
Incremental costs for readying the businesses		$(77)	$–	$–
Unrealized gain on currency hedge		628	–	–
2014-2018 Restructuring Program:	Note 6
Restructuring charges		(274)	–	–
Implementation charges		(107)	–	–
2012-2014 Restructuring Program:	Note 6
Restructuring charges		(360)	(267)	(102)
Implementation charges		(99)	(63)	(8)
Remeasurement of Venezuelan net monetary assets:	Note 1
March 31, 2013: 4.30 to 6.30 bolivars to U.S. dollar		–	(54)	–
March 31, 2014: 6.30 to 10.70 bolivars to U.S. dollar		(142)	–	–
SICAD I remeasurements through December 31, 2014		(25)	–	–
Loss on debt extinguishment and related expenses	Note 8	(495)	(612)	–
Benefit from indemnification resolution	Note 11	–	385	–
Acquisitions, divestitures and sales of property:	Note 2
Gain on Morocco acquisition		–	22	–
Acquisition-related costs		(2)	(7)	–
Other acquisition integration costs		(4)	(4)	–
Gains on divestitures		–	8	107
Gains on sales of properties		7	68	77
Spin-Off Costs	Note 2	(35)	(62)	(1,053)
Gain on resolution of Starbucks arbitration	Note 2	–	2,522	–
Cadbury Integration Program	Note 7	8	(216)	(185)
Effective tax rate	Note 15	13.8%	2.5%	9.5%

Consolidated Results of Operations

The following discussion compares our consolidated results of operations for 2014 with 2013 and 2013 with 2012.

2014 compared with 2013

	For the Years Ended December 31,
	2014	2013	$ change	% change
	(in millions, except per share data)

Net revenues	$34,244	$35,299	$(1,055)	(3.0)%

Operating income	3,242	3,971	(729)	(18.4)%

Earnings from continuing operations	2,201	2,332	(131)	(5.6)%

Net earnings attributable to Mondelēz International	2,184	3,915	(1,731)	(44.2)%

Diluted earnings per share from continuing operations attributable to Mondelēz International	1.28	1.29	(0.01)	(0.8)%

Diluted earnings per share attributable to Mondelēz International	1.28	2.19	(0.91)	(41.6)%

Net Revenues – Net revenues decreased $1,055 million (3.0%) to $34,244 million in 2014, and Organic Net Revenue (1) increased $845 million (2.4%) to $36,036 million. The change in net revenues and Organic Net Revenue are detailed below:

2014
Change in net revenues (by percentage point)
Higher net pricing	4.5pp
Unfavorable volume/mix	(2.1)pp

Total change in Organic Net Revenue(1)	2.4%
Unfavorable currency	(5.1)pp
Impact of divestitures	(0.2)pp
Impact of accounting calendar change	(0.1)pp
Impact of acquisition	–

Total change in net revenues	(3.0)%

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.

Organic Net Revenue growth was driven by higher net pricing, partially offset by unfavorable volume/mix. Overall, net pricing was up as we realized the effects of input cost-driven pricing actions implemented over the course of the year. Higher net pricing was reflected primarily in Latin America, EEMEA, Europe and Asia Pacific. Unfavorable volume/mix was driven primarily by Europe, Asia Pacific and Latin America. In addition to price elasticity, the decline was largely due to a slow response by competitors to higher input costs as well as the impact of price-related customer disruptions in Europe. Unfavorable currency impacts decreased net revenues by $1,806 million, due primarily to the devaluation of the Venezuelan bolivar and the strength of the U.S. dollar relative to several currencies, including the Argentinean peso, Russian ruble, Brazilian real and Ukrainian hryvnya, partially offset by the strength of the British pound sterling relative to the U.S. dollar. The impact of divestitures completed in 2013 resulted in a year-over-year decrease in net revenues of $70 million and included a salty snacks business in Turkey, a confectionery business in South Africa and a chocolate business in Spain. The accounting calendar change made in Europe in 2013 resulted in a year-over-year decrease in net revenues of $38 million. The acquisition of a biscuit operation in Morocco on February 22, 2013 added $14 million in incremental net revenues this year for the period prior to the anniversary date of the acquisition.

Operating Income – Operating income decreased $729 million (18.4%) to $3,242 million in 2014, Adjusted Operating Income (1) increased $149 million (3.5%) to $4,416 million and Adjusted Operating Income on a constant currency basis (1) increased $436 million (10.2%) to $4,703 million due to the following:

	Operating
	Income	Change
	(in millions)	(percentage point)
Operating Income for the Year Ended December 31, 2013	$3,971
Spin-Off Costs	62	1.8pp
2012-2014 Restructuring Program costs	330	8.7pp
Integration Program and other acquisition integration costs	220	5.6pp
Benefit from indemnification resolution	(336)	(8.7)pp
Remeasurement of net monetary assets in Venezuela	54	1.3pp
Gains on acquisition and divestitures, net	(30)	(0.7)pp
Operating income from divestitures	(6)	(0.2)pp
Acquisition-related costs	2	–

Adjusted Operating Income (1) for the Year Ended December 31, 2013	$4,267

Higher net pricing	1,594	37.4pp
Higher input costs	(971)	(22.8)pp
Unfavorable volume/mix	(354)	(8.3)pp
Lower selling, general and administrative expenses	313	7.3pp
Change in unrealized gains / (losses) on hedging activities	(174)	(4.1)pp
Gains on sale of property in 2013	(68)	(1.5)pp
VAT-related settlements	84	2.0pp
Gain on sale of property in 2014	7	0.1pp
Impact from acquisition	3	0.1pp
Other, net	2	–

Total change in Adjusted Operating Income (constant currency) (1)	436	10.2%

Unfavorable currency - translation	(287)	(6.7)pp

Total change in Adjusted Operating Income (1)	149	3.5%

Adjusted Operating Income (1) for the Year Ended December 31, 2014	$4,416
Spin-Off Costs	(35)	(0.9)pp
2012-2014 Restructuring Program costs	(459)	(11.5)pp
2014-2018 Restructuring Program costs	(381)	(9.6)pp
Integration Program and other acquisition integration costs	4	0.1pp
Remeasurement of net monetary assets in Venezuela	(167)	(4.2)pp
Intangible asset impairment charges	(57)	(1.6)pp
Costs associated with the JDE coffee transactions	(77)	(2.0)pp
Acquisition-related costs	(2)	–

Operating Income for the Year Ended December 31, 2014	$3,242	(18.4)%

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.

During 2014, higher net pricing outpaced increased input costs. Higher net pricing was reflected across all segments. The increase in input costs was driven by higher raw material costs, in part due to higher currency exchange transaction costs on imported materials, partially offset by lower manufacturing costs. Unfavorable volume/mix was driven by Latin America, Asia Pacific and Europe, partially offset by gains in EEMEA and North America.

Total selling, general and administrative expenses decreased $222 million from 2013, due to a number of factors noted in the table above, including in part, a favorable currency impact, lower Integration Program costs, value-added tax (“VAT”)-related settlements in 2014, lower Spin-Off Costs, 2013 business divestitures and a gain on a sale of property in 2014. Items that increased selling, general and administrative expenses included a 2013 benefit received related to the resolution of a Cadbury acquisition indemnification, increased devaluation charges related to our net monetary assets in Venezuela, costs incurred for the 2014-2018 Restructuring Program, costs incurred in 2014 related to the JDE coffee transactions, gains on property sales in 2013 and higher 2012-2014 Restructuring Program costs.

Excluding the factors noted above, selling, general and administrative expenses decreased $313 million from 2013, driven primarily by lower overhead costs and lower advertising and consumer promotion costs. Overhead costs fell as a result of continued cost reduction efforts. Advertising and consumer promotion costs were lower due primarily to savings from consolidating media providers, reductions in non-working media costs and efficiencies gained by shifting spending to lower-cost, digital media outlets, while we increased our spending on our Power Brands and maintained working media spending.

The change in unrealized gains / (losses) decreased operating income by $174 million in 2014. In 2014, the net unrealized losses on primarily commodity hedging activity were $112 million, as compared to net unrealized gains of $62 million in 2013 related to currency and commodity hedging activity. In 2013, we recorded pre-tax gains of $68 million related to sales of properties in India and Europe. In 2014, we recorded a benefit of $84 million related to VAT-related settlements in Latin America. In 2014, we recorded a pre-tax gain of $7 million related to the sale of a property in Europe. The acquisition of a biscuit operation in Morocco on February 22, 2013 added $3 million in incremental operating income in 2014 for the period prior to the anniversary of the acquisition.

Unfavorable currency impacts decreased operating income by $287 million, due primarily to the devaluation of the Venezuelan bolivar in 2013 and 2014 and the strength of the U.S. dollar relative to several currencies, including the Argentinean peso, Brazilian real, Russian ruble and Ukrainian hryvnya, partially offset by the strength of the British pound sterling relative to the U.S. dollar.

Operating income margin decreased from 11.2% in 2013 to 9.5% in 2014. The decrease in operating income margin was driven primarily by costs incurred for the 2014-2018 Restructuring Program, the year-over-year negative impact of the benefit from the resolution of the Cadbury acquisition-related indemnification recorded in 2013, higher costs for the 2012-2014 Restructuring Program, the impact from the devaluation of our net monetary assets in Venezuela and costs incurred related to the JDE coffee transactions, partially offset by lower Integration Program costs. Adjusted Operating Income margin increased from 12.1% in 2013 to 12.9% in 2014. The increase in Adjusted Operating Income margin was driven primarily by lower overhead costs from continued cost reduction efforts and lower advertising and consumer promotion costs due primarily to current year productivity initiatives, partially offset by a decline in gross profit margin due entirely to the unfavorable impact of unrealized gains / (losses) on currency and commodity hedging activities.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $2,184 million in 2014 decreased by $1,731 million (44.2%) due primarily to the results of the discontinued operations in the prior year. Diluted EPS from continuing operations attributable to Mondelēz International was $1.28 in 2014, down $0.01 (0.8%) from $1.29 in 2013. Adjusted EPS (1) was $1.76 in 2014, up $0.22 (14.3%) from $1.54 in 2013. Adjusted EPS on a constant currency basis (1) was $1.90 in 2014, up $0.36 (23.4%) from $1.54 in 2013.

Diluted EPS

Diluted EPS Attributable to Mondelēz International for the Year Ended December 31, 2013	$2.19
Discontinued operations	0.90

Diluted EPS Attributable to Mondelēz International from Continuing Operations for the Year Ended December 31, 2013	$1.29
Spin-Off Costs (2)	0.02
2012-2014 Restructuring Program costs (3)	0.14
Integration Program and other acquisition integration costs (4)	0.10
Net benefit from indemnification resolution (5)	(0.20)
Remeasurement of net monetary assets in Venezuela (6)	0.03
Gains on acquisition and divestitures, net (2)	(0.04)
Net earnings from divestitures (2)	–
Acquisition-related costs (2)	–
Loss on debt extinguishment and related expenses (7)	0.22
Residual tax benefit impact due to resolution of Starbucks arbitration (2)	(0.02)

Adjusted EPS (1) for the Year Ended December 31, 2013	$1.54
Increase in operations	0.25
Change in unrealized gains / (losses) on hedging activities	(0.07)
Gain on sale of property in 2013 (2)	(0.03)
VAT-related settlements	0.04
Gain on sale of property in 2014 (2)	–
Lower interest and other expense, net (8)	0.08
Changes in shares outstanding (9)	0.08
Changes in income taxes (10)	0.01

Adjusted EPS (constant currency) (1) for the Year Ended December 31, 2014	$1.90
Unfavorable currency - translation	(0.14)

Adjusted EPS (1) for the Year Ended December 31, 2014	$1.76
Spin-Off Costs (2)	(0.01)
2012-2014 Restructuring Program costs (3)	(0.21)
2014-2018 Restructuring Program costs (3)	(0.16)
Integration Program and other acquisition integration costs (4)	–
Remeasurement of net monetary assets in Venezuela (6)	(0.09)
Income / (costs) associated with the JDE coffee transactions (2)	0.19
Intangible asset impairment charges (11)	(0.02)
Loss on debt extinguishment and related expenses (7)	(0.18)

Diluted EPS Attributable to Mondelēz International for the Year Ended December 31, 2014	$1.28

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.
(2)	Refer to Note 2, Divestitures and Acquisitions, for more information on Spin-Off Costs following the Kraft Foods Group, Inc. divestiture, the resolution of the Starbucks arbitration, an acquisition in our EEMEA segment and other property sales and the Planned Coffee Business Transactions and other divestitures. Note the $628 million unrealized gain on the currency hedges related to the JDE coffee transactions was recorded in interest and other expense, net and is included in the income /(costs) associated with the JDE coffee transactions of $0.19 above.

(3)	Refer to Note 6, Restructuring Programs, for more information on our 2014-2018 Restructuring Program and our 2012-2014 Restructuring Program.
(4)	Refer to Note 7, Integration Program and Cost Savings Initiatives, for information on our Cadbury acquisition integration program and Note 2, Divestitures and Acquisitions, for other integration charges associated with our acquisition of a biscuit operation in our EEMEA segment.
(5)	Refer to Note 11, Commitments and Contingencies, for more information on the benefit related to the resolution of a Cadbury acquisition indemnification in 2013.
(6)	Refer to Note 1, Summary of Significant Accounting Policies—Currency Translation and Highly Inflationary Accounting, for more information on the remeasurements of net monetary assets in Venezuela in the current and prior-year periods.
(7)	Refer to Note 8, Debt and Borrowing Arrangements, for more information on our loss on debt extinguishment and related expenses in connection with our debt tender offers in February 2014 and December 2013.
(8)	Excludes the favorable currency impact on interest expense related to our non-U.S. dollar denominated debt.
(9)	Refer to Note 12, Stock Plans, and Note 13, Capital Stock, for more information on our equity compensation programs and share repurchase program and Note 16, Earnings Per Share, for earnings per share weighted-average share information.
(10)	Refer to Note 15, Income Taxes, for more information on the change in our income taxes and effective tax rate.
(11)	Refer to Note 5, Goodwill and Intangible Assets, for more information on the impairment charges in 2014 recorded related to two trademarks.

2013 compared with 2012

	For the Years Ended December 31,
	2013	2012	$ change	% change
	(in millions, except per share data)

Net revenues	$35,299	$35,015	$284	0.8%

Operating income	3,971	3,637	334	9.2%

Earnings from continuing operations	2,332	1,606	726	45.2%

Net earnings attributable to Mondelēz International	3,915	3,067	848	27.6%

Diluted earnings per share from continuing operations attributable to Mondelēz International	1.29	0.88	0.41	46.6%

Diluted earnings per share attributable to Mondelēz International	2.19	1.71	0.48	28.1%

Net Revenues – Net revenues increased $284 million (0.8%) to $35,299 million in 2013, and Organic Net Revenue (1) increased $1,338 million (3.9%) to $35,938 million. The change in net revenues and Organic Net Revenue are detailed below:

2013
Change in net revenues (by percentage point)
Favorable volume/mix	3.4pp
Higher net pricing	0.5pp

Total change in Organic Net Revenue (1)	3.9%
Unfavorable currency	(2.4)pp
Impact of divestitures	(1.0)pp
Impact of acquisition	0.2pp
Impact of accounting calendar change	0.1pp

Total change in net revenues	0.8%

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.

Organic Net Revenue growth was driven by favorable volume/mix and higher net pricing. Favorable volume/mix was driven primarily by higher shipments across all segments except Asia Pacific. Higher net pricing in Latin America, primarily related to Venezuela, Argentina and Brazil, and in North America was partially offset by lower net pricing in Europe, Asia Pacific and EEMEA, primarily due to lower coffee prices. Unfavorable currency decreased net revenues by $837 million, due primarily to the devaluation of the Venezuelan bolivar and the strength of the U.S. dollar relative to most currencies, including the Brazilian real, Argentinean peso, Australian dollar, Indian rupee, Japanese yen and South African rand, partially offset by the strength of the euro relative the U.S. dollar. The impact of divestitures resulted in a year-over-year decrease in net revenues of $345 million. In addition, the acquisition of a biscuit operation in Morocco added $91 million in net revenues and the accounting calendar change in Europe added $37 million in net revenues in 2013.

Operating Income – Operating income increased $334 million (9.2%) to $3,971 million in 2013, Adjusted Operating Income (1) increased $1 million (0.0%) to $4,267 million and Adjusted Operating Income on a constant currency basis (1) increased $147 million (3.4%) to $4,413 million due to the following:

	Operating
	Income	Change
	(in millions)	(percentage point)
Operating Income for the Year Ended December 31, 2012	$3,637
Spin-Off Costs	444	10.5pp
2012-2014 Restructuring Program costs	110	2.3pp
Integration Program costs	140	3.0pp
Spin-Off pension expense adjustment (2)	68	1.7pp
Intangible asset impairment charge	52	1.5pp
Gains on divestitures, net	(107)	(2.4)pp
Acquisition-related costs	1	–
Operating income from divestitures	(79)	(1.7)pp
Adjusted Operating Income (1) for the Year Ended December 31, 2012	$4,266
Higher net pricing	157	3.7pp
Higher input costs	(333)	(7.9)pp
Favorable volume/mix	495	11.6pp
Higher selling, general and administrative expenses	(246)	(5.7)pp
Change in unrealized gains / (losses) on hedging activities	61	1.4pp
Gains on sales of property in 2013	68	1.6pp
Gains on sales of property in 2012	(77)	(1.8)pp
Impact from acquisition	16	0.4pp
Impact of accounting calendar changes	6	0.1pp

Total change in Adjusted Operating Income (constant currency) (1)	147	3.4%

Unfavorable currency - translation	(146)	(3.4)pp

Total change in Adjusted Operating Income	1	(0.0)%

Adjusted Operating Income (1) for the Year Ended December 31, 2013	$4,267
Spin-Off Costs	(62)	(1.5)pp
2012-2014 Restructuring Program costs	(330)	(7.7)pp
Integration Program and other integration costs	(220)	(5.0)pp
Benefit from indemnification resolution	336	9.3pp
Remeasurement of net monetary assets in Venezuela	(54)	(1.5)pp
Gains on acquisition and divestitures, net	30	0.7pp
Acquisition-related costs	(2)	(0.1)pp
Operating income from divestitures	6	0.1pp

Operating Income for the Year Ended December 31, 2013	$3,971	9.2%

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.
(2)	Represents the estimated annual benefit plan expense associated with certain benefit plan obligations transferred to Kraft Foods Group, Inc. in the Spin-Off.

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

Total selling, general and administrative expenses decreased $497 million from 2012, due in part to lower Spin-Off Costs, a benefit from the resolution of the Cadbury acquisition-related indemnification, a favorable currency impact net of the negative impact from the devaluation of our net monetary assets in Venezuela, gains on the sales of properties in 2013 and the impact of businesses divested in 2013 and 2012, which were partially offset by gains on sales of properties in 2012, higher Integration Program costs, higher 2012-2014 Restructuring Program costs and the inclusion of expenses related to the acquired biscuit operations in Morocco.

Excluding the factors noted above, selling, general and administrative expenses increased $246 million from 2012, driven primarily by higher overhead costs in emerging markets, including investments in sales capabilities and route-to-market expansion in emerging markets, the 2012 reversal of reserves carried over from the Cadbury acquisition in 2010 and no longer required, prior-year proceeds from insurance settlements and higher advertising and consumer promotion costs in Asia Pacific, EEMEA and Latin America.

The change in unrealized gains / (losses) added $61 million in operating income for 2013. In 2013, the net unrealized gains were $62 million, as compared to net unrealized gains of $1 million in 2012. In 2013, we recorded pre-tax gains of $68 million related to sales of properties in India and Europe. In 2012, we recorded pre-tax gains of $77 million related to sales of properties in Russia and Turkey. The acquisition of a biscuit operation in Morocco added $16 million in operating income for 2013. Accounting calendar changes that went into effect in Europe in the first quarter of 2013 increased operating income by $6 million.

Unfavorable currency impacts decreased operating income by $146 million, due primarily to the devaluation of the Venezuelan bolivar and the strength of the U.S. dollar relative to most currencies, including the Brazilian real, Argentinean peso, Indian rupee, Japanese yen, South African rand and Russian ruble, partially offset by the strength of the euro relative to the U.S. dollar.

Operating income margin increased from 10.4% in 2012 to 11.2% in 2013. The increase in operating income margin was driven primarily by lower Spin-Off Costs and the benefit from the resolution of the Cadbury acquisition-related indemnification, partially offset by higher costs for the 2012-2014 Restructuring Program, lower Integration Program costs, a negative impact from divestitures and the unfavorable impact from the devaluation of our net monetary assets in Venezuela. Adjusted Operating Income margin decreased from 12.3% in 2012 to 12.1% in 2013. The decrease in Adjusted Operating Income margin was driven primarily by a modest decline in gross margin, due to the timing of price increases to cover rising currency exchange transaction costs on imported raw materials in the second half of the year, partially offset by the benefit of leverage on our selling, general and administrative expenses.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $3,915 million increased by $848 million (27.6%) in 2013. Diluted EPS attributable to Mondelēz International was $2.19 in 2013, up $0.48 (28.1%) from 2012. Diluted EPS from continuing operations attributable to Mondelēz International was $1.29 in 2013, up $0.41 (46.6%) from 2012. Adjusted EPS (1) was $1.54 in 2013, up $0.11 (7.7%) from 2012. Adjusted EPS on a constant currency basis (1) was $1.60 in 2013, up $0.17 (11.9%) from 2012.

Diluted EPS

Diluted EPS Attributable to Mondelēz International for the Year Ended December 31, 2012	$1.71
Discontinued operations	0.83

Diluted EPS Attributable to Mondelēz International from Continuing Operations for the Year Ended December 31, 2012	0.88
Spin-Off Costs (2)	0.39
2012-2014 Restructuring Program costs (3)	0.04
Integration Program costs (4)	0.08
Spin-Off interest expense adjustment (5)	0.06
Spin-Off pension expense adjustment (6)	0.02
Intangible asset impairment charge (7)	0.02
Gains on divestitures, net (2)	(0.03)
Net earnings from divestitures (2)	(0.03)

Adjusted EPS (1) for the Year Ended December 31, 2012	1.43
Increase in operations	0.04
Gains on sales of property in 2013 (2)	0.03
Gains on sales of property in 2012 (2)	(0.03)
Change in unrealized gains / (losses) on hedging activities	0.03
Lower interest and other expense, net (8)	0.03
Changes in shares outstanding (9)	–
Changes in income taxes (10)	0.07

Adjusted EPS (constant currency) (1) for the Year Ended December 31, 2013	1.60

Unfavorable foreign currency - translation	(0.06)

Adjusted EPS (1) for the Year Ended December 31, 2013	1.54
Spin-Off Costs (2)	(0.02)
2012-2014 Restructuring Program costs (3)	(0.14)
Integration Program and other acquisition integration costs (4)	(0.10)
Loss on debt extinguishment and related expenses (11)	(0.22)
Net benefit from indemnification resolution (12)	0.20
Remeasurement of net monetary assets in Venezuela (13)	(0.03)
Gains on acquisition and divestitures, net (2)	0.04
Residual tax benefit impact due to resolution of Starbucks arbitration (2)	0.02
Acquisition-related costs (2)	–
Net earnings from divestitures (2)	–

Diluted EPS Attributable to Mondelēz International from Continuing Operations for the Year Ended December 31, 2013	1.29
Discontinued operations	0.90

Diluted EPS Attributable to Mondelēz International for the Year Ended December 31, 2013	$2.19

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.
(2)	Refer to Note 2, Divestitures and Acquisitions, for more information on Spin-Off Costs following the Kraft Foods Group, Inc. divestiture, the resolution of the Starbucks arbitration, other divestitures, an acquisition in our EEMEA segment and sales of property.
(3)	Refer to Note 6, Restructuring Programs, for more information on our 2012-2014 Restructuring Program.

(4)	Refer to Note 7, Integration Program and Cost Savings Initiatives, for information on our Cadbury acquisition integration program and Note 2, Divestitures and Acquisitions, for other integration charges associated with our acquisition of a biscuit operation in our EEMEA segment.
(5)	Represents interest expense associated with the assumed reduction of $6 billion of our debt on January 1, 2011 from the utilization of funds received from the $6 billion of notes Kraft Foods Group, Inc. issued in 2012 in connection with our Spin-Off capitalization plan. Note that during the year ended December 31, 2012, a portion of the $6 billion of debt was retired. As such, we adjusted interest expense during this period as if this debt had been repaid on January 1, 2012 to ensure consistency of our assumption and related results.
(6)	Represents the estimated annual benefit plan expense associated with certain benefit plan obligations transferred to Kraft Foods Group, Inc. in the Spin-Off.
(7)	In 2012, we recorded $52 million of impairment charges related to a trademark on a Japanese chewing gum product within our Asia Pacific segment.
(8)	Excludes the favorable currency impact on interest expense related to our non-U.S. denominated debt, the change in interest expense included in Spin-Off Costs and the change in interest expense associated with the assumed reduction of $6 billion of our debt on January 1, 2012 from the utilization of funds received from the $6 billion of notes Kraft Foods Group, Inc. issued directly and cash proceeds distributed to us in June 2012 in connection with our Spin-Off capitalization plan.
(9)	Refer to Note 12, Stock Plans, and Note 13, Capital Stock, for more information on our equity compensation programs and share repurchase program and Note 16, Earnings Per Share, for earnings per share weighted-average share information.
(10)	Refer to Note 15, Income Taxes, for more information on the change in our income taxes and effective tax rate.
(11)	Refer to Note 8, Debt and Borrowing Arrangements, for more information on our loss on debt extinguishment and related expenses in connection with our debt tender offer in December 2013.
(12)	Refer to Note 11, Commitments and Contingencies, for more information on the benefit related to the resolution of a Cadbury acquisition indemnification in 2013.
(13)	Refer to Note 1, Summary of Significant Accounting Policies—Currency Translation and Highly Inflationary Accounting, for more information on the remeasurement of net monetary assets in Venezuela in 2013.

Results of Operations by Reportable Segment

Our operations and management structure are organized into five reportable operating segments:

•	Latin America
•	Asia Pacific
•	EEMEA
•	Europe
•	North America

We manage our operations by region to leverage regional operating scale, manage different and changing business environments more effectively at a local level and pursue growth opportunities as they arise in our key markets. Beginning in 2015, within each region, we also manage by product category. In the historical periods presented and discussed below, we managed our operations within Latin America, Asia Pacific and EEMEA by location and within Europe and North America by location and product category.

We use segment operating income to evaluate segment performance and allocate resources. We believe it is appropriate to disclose this measure to help investors analyze segment performance and trends. See Note 17, Segment Reporting, for additional information on our segments and Items Affecting Comparability of Financial Results earlier in this section for items affecting our segment operating results.

Our segment net revenues and earnings for the following historical periods were:

	For the Years Ended December 31,
	2014	2013	2012
	(in millions)

Net revenues:
Latin America	$5,153	$5,382	$5,396
Asia Pacific	4,605	4,952	5,164
EEMEA	3,638	3,915	3,735
Europe	13,912	14,059	13,817
North America	6,936	6,991	6,903

Net revenues	$34,244	$35,299	$35,015

	For the Years Ended December 31,
	2014	2013	2012
	(in millions)

Earnings from continuing operations before income taxes:
Operating income:
Latin America	$475	$570	$769
Asia Pacific	385	512	657
EEMEA	327	379	506
Europe	1,770	1,699	1,762
North America	922	889	781
Unrealized gains / (losses) on hedging activities	(112)	62	1
General corporate expenses	(317)	(287)	(728)
Amortization of intangibles	(206)	(217)	(217)
Benefit from indemnification resolution	–	336	–
Gains on acquisition and divestitures, net	–	30	107
Acquisition-related costs	(2)	(2)	(1)

Operating income	3,242	3,971	3,637
Interest and other expense, net	(688)	(1,579)	(1,863)

Earnings from continuing operations before income taxes	$2,554	$2,392	$1,774

Latin America

	For the Years Ended December 31,
	2014	2013	$ change	% change
	(in millions)

Net revenues	$5,153	$5,382	$(229)	(4.3)%
Segment operating income	475	570	(95)	(16.7)%

	For the Years Ended December 31,
	2013	2012	$ change	% change
	(in millions)

Net revenues	$5,382	$5,396	$(14)	(0.3)%
Segment operating income	570	769	(199)	(25.9)%

2014 compared with 2013:

Net revenues decreased $229 million (4.3%), due to unfavorable currency (19.4 pp) and unfavorable volume/mix (4.2 pp), partially offset by higher net pricing (19.3 pp). Unfavorable currency impacts were due primarily to the Venezuelan bolivar devaluation and the strength of the U.S. dollar relative to the Argentinean peso and Brazilian real. Unfavorable volume/mix was driven primarily by Mexico, Venezuela and Argentina, partially offset by gains in Brazil and the Western Andean countries. Higher net pricing was reflected primarily in the higher inflationary countries of Venezuela and Argentina, as well as in Brazil and Mexico.

Segment operating income decreased $95 million (16.7%), due primarily to higher raw material costs, unfavorable currency, unfavorable volume/mix, the year-over-year net impact from the remeasurement of net monetary assets in Venezuela, costs incurred for the 2014-2018 Restructuring Program and higher advertising and consumer promotion costs. These unfavorable items were partially offset by higher net pricing, lower manufacturing costs, the absence of Integration Program costs in 2014, lower other selling, general and administrative expenses (including $84 million related primarily to VAT-related settlements) and lower 2012-2014 Restructuring Program costs.

2013 compared with 2012:

Net revenues decreased $14 million (0.3%), due to unfavorable currency (12.6 pp), mostly offset by higher net pricing (11.4 pp) and favorable volume/mix (0.9 pp). Unfavorable currency was due primarily to the Venezuelan bolivar devaluation and the strength of the U.S. dollar relative to the Brazilian real and Argentinean peso, partially offset by the strength of the Mexican peso relative to the U.S. dollar. Higher net pricing was reflected across the entire region except in Mexico. Favorable volume/mix was driven primarily by Brazil, partially offset by volume/mix declines in Argentina and Venezuela.

Segment operating income decreased $199 million (25.9%), due primarily to higher raw material costs, unfavorable currency including the $54 million impact from the devaluation of net monetary assets in Venezuela, higher other selling, general and administrative expenses (including prior-year proceeds from an insurance settlement), higher manufacturing costs, higher 2012-2014 Restructuring Program costs, and higher advertising and consumer promotion costs. These unfavorable items were partially offset by higher net pricing and lower Spin-Off Costs.

Asia Pacific

	For the Years Ended December 31,
	2014	2013	$ change	% change
	(in millions)

Net revenues	$4,605	$4,952	$(347)	(7.0)%
Segment operating income	385	512	(127)	(24.8)%

	For the Years Ended December 31,
	2013	2012	$ change	% change
	(in millions)

Net revenues	$4,952	$5,164	$(212)	(4.1)%
Segment operating income	512	657	(145)	(22.1)%

2014 compared with 2013:

Net revenues decreased $347 million (7.0%), due to unfavorable volume/mix (5.7 pp) and unfavorable currency (4.2 pp), partially offset by higher net pricing (2.9 pp). Unfavorable volume/mix was driven primarily by China, Australia/New Zealand, Indonesia, Malaysia and the Philippines, partially offset by gains in India. Unfavorable currency impacts were due primarily to the strength of the U.S. dollar relative to the Australian dollar, Indian rupee, Indonesian rupiah and Japanese yen. Higher net pricing was primarily due to India, Indonesia, the Philippines, Australia/New Zealand and China.

Segment operating income decreased $127 million (24.8%), due primarily to higher raw material costs, unfavorable volume/mix, an intangible asset impairment charge related to a biscuit trademark, higher 2012-2014 Restructuring Program costs, 2014-2018 Restructuring Program costs and unfavorable currency. These unfavorable items were partially offset by higher net pricing, lower manufacturing costs, lower advertising and consumer promotion costs, the absence of Integration Program costs in 2014 and lower other selling, general and administrative expenses (including an unfavorable year-over-year impact from the 2013 gain on a sale of property in India).

2013 compared with 2012:

Net revenues decreased $212 million (4.1%), due to unfavorable currency (4.7 pp) and lower net pricing (1.9 pp) partially offset by favorable volume/mix (2.5 pp). Unfavorable currency was due primarily to the strength of the U.S. dollar relative to the Australian dollar, Indian rupee and Japanese yen. Lower net pricing was reflected in the region’s developed markets, partially offset by higher net pricing in the region’s emerging markets, primarily in India, the Philippines and Thailand. Favorable volume/mix was driven by the region’s emerging markets, primarily India, China, the Philippines and Malaysia, as well as in the region’s developed markets of Australia/New Zealand.

Segment operating income decreased $145 million (22.1%), due primarily to higher raw material costs, lower net pricing, unfavorable currency, higher other selling, general and administrative expenses (including investments in sales capabilities and route-to-market expansion, the impacts of a gain on sale of property in India and prior-year proceeds from an insurance settlement) and higher advertising and consumer promotion costs. These unfavorable items were partially offset by lower manufacturing costs, a 2012 asset impairment charge related to a trademark in Japan, lower Spin-Off Costs and favorable volume/mix.

EEMEA

	For the Years Ended December 31,
	2014	2013	$ change	% change
	(in millions)

Net revenues	$3,638	$3,915	$(277)	(7.1)%
Segment operating income	327	379	(52)	(13.7)%

	For the Years Ended December 31,
	2013	2012	$ change	% change
	(in millions)

Net revenues	$3,915	$3,735	$180	4.8%
Segment operating income	379	506	(127)	(25.1)%

2014 compared with 2013:

Net revenues decreased $277 million (7.1%), due to unfavorable currency (13.4 pp) and the impact of divestitures (0.5 pp), partially offset by higher net pricing (5.7 pp), favorable volume/mix (0.8 pp) and the impact of the February 2013 acquisition of a biscuit operation in Morocco (0.3 pp). Unfavorable currency impacts were due to the strength of the U.S. dollar relative to most currencies in the region, primarily the Russian ruble, Ukrainian hryvnya, South African rand and Turkish lira. Divestitures completed in 2013 resulted in a $20 million decline in net revenues. Higher net pricing was reflected across most of the segment, primarily in Russia, Ukraine and Turkey. Favorable volume/mix was driven primarily by Russia, the Gulf Cooperation Council (“GCC”) countries and Turkey. The acquisition of a biscuit operation in Morocco in February 2013 added $14 million in incremental net revenues for 2014 for the period prior to the anniversary date of the acquisition.

Segment operating income decreased $52 million (13.7%), due primarily to higher raw material costs, unfavorable currency, higher 2012-2014 Restructuring Program costs, costs incurred for the 2014-2018 Restructuring Program and costs associated with the JDE coffee transactions. These unfavorable items were partially offset by higher net pricing, lower manufacturing costs, lower Integration Program and other acquisition integration costs, favorable volume/mix, the impact of 2013 divestitures and lower advertising and consumer promotion costs.

2013 compared with 2012:

Net revenues increased $180 million (4.8%), due to favorable volume/mix (11.0 pp) and the impact of the acquisition of a biscuit operation in Morocco (2.5 pp), partially offset by unfavorable currency (4.7 pp), the impact of divestitures in Turkey and South Africa (2.2 pp) and lower net pricing (1.8 pp). Favorable volume/mix was driven primarily by Russia, Ukraine, Egypt, West Africa, Central and East Africa and South Africa. Unfavorable currency was due to the strength of the U.S. dollar relative to most currencies in the region, including the South African rand, Russian ruble and Egyptian pound. Lower net pricing was reflected primarily in Russia and Ukraine, due to lower coffee and chocolate pricing, partially offset by higher net pricing in the GCC countries, South Africa and Egypt.

Segment operating income decreased $127 million (25.1%), due primarily to higher other selling, general and administrative expenses (including investments in sales capabilities and route-to-market expansion and a write-off of a $15 million VAT receivable that is no longer realizable), the 2012 gains on the sales of property in Russia and Turkey, lower net pricing, higher raw material costs, higher Integration Program and Morocco biscuit acquisition integration costs, unfavorable currency, higher advertising and consumer promotion costs, higher 2012-2014 Restructuring Program costs and the impact of divestitures in Turkey and South Africa. These unfavorable items were partially offset by favorable volume/mix, lower manufacturing costs and the impact from the acquisition in Morocco.

Europe

	For the Years Ended December 31,
	2014	2013	$ change	% change
	(in millions)

Net revenues	$13,912	$14,059	$(147)	(1.0)%
Segment operating income	1,770	1,699	71	4.2%

	For the Years Ended December 31,
	2013	2012	$ change	% change
	(in millions)

Net revenues	$14,059	$13,817	$242	1.8%
Segment operating income	1,699	1,762	(63)	(3.6)%

2014 compared with 2013:

Net revenues decreased $147 million (1.0%), due to unfavorable volume/mix (2.3 pp), the impact of the prior year’s accounting calendar change (0.2 pp) and the impact of divestitures (0.0 pp), partially offset by higher net pricing (1.3 pp) and favorable currency (0.2 pp). Unfavorable volume/mix was driven by lower shipments across all categories. The decline was due to pricing-related elasticity across the region and certain pricing-related customer disruptions. The accounting calendar change made in 2013 resulted in a year-over-year decrease in net revenues of $38 million. In addition, divestitures completed in 2013 resulted in an $11 million decline in net revenues. Higher net pricing was driven by chocolate and cheese & grocery, partially offset by lower net pricing in all other categories, primarily biscuits and coffee. Favorable currency impacts primarily reflected the strength of the British pound sterling relative to the U.S. dollar, partially offset by the strength of the U.S. dollar against the Swedish krona, the euro and Norwegian krone.

Segment operating income increased $71 million (4.2%), due primarily to lower manufacturing costs, higher net pricing, lower Integration Program costs (including the reversal of a prior-year accrual), lower advertising and consumer promotion costs and lower other selling, general and administrative expenses (net of the unfavorable year-over-year impact from the 2013 gains on the sales of property in the United Kingdom, Norway and Italy, and the benefit from a 2014 gain on a sale of property in the United Kingdom). These favorable items were partially offset by higher raw material costs (primarily higher cocoa costs), costs incurred for the 2014-2018 Restructuring Program, unfavorable volume mix, higher 2012-2014 Restructuring Program costs, costs associated with the JDE coffee transactions, an intangible asset impairment charge related to a candy trademark and the year-over-year impact from last year’s accounting calendar change.

2013 compared with 2012:

Net revenues increased $242 million (1.8%), due to favorable volume/mix (3.2 pp), favorable currency (2.1 pp) and the impact of an accounting calendar change (0.3 pp), partially offset by lower pricing (2.4 pp) and the impact of current and prior-year divestitures (1.4 pp). Favorable volume/mix was driven by higher shipments in chocolate, biscuits and coffee, partially offset by lower shipments in gum & candy and cheese & grocery. Favorable currency primarily reflected the strength of the euro, Swedish krona and Polish zloty relative to the U.S. dollar, partially offset by the strength of the U.S. dollar relative to the British pound sterling. Lower net pricing was driven primarily by lower coffee prices.

Segment operating income decreased $63 million (3.6%), due primarily to lower net pricing, higher 2012-2014 Restructuring Program costs, the impact of current and prior-year divestitures and higher Integration Program costs (partially due to the reversal of $45 million of charges due to the outcome of labor negotiations in April 2012). These unfavorable items were partially offset by favorable volume/mix, lower manufacturing costs, favorable currency, lower other selling, general and administrative expenses (including the impacts of gains on the sales of property in the United Kingdom, Norway and Italy and a $44 million reversal in 2012 of reserves carried over from the Cadbury acquisition in 2010 no longer required), lower advertising and consumer promotion costs, the impact of an accounting calendar change and lower raw material costs (primarily coffee).

North America

	For the Years Ended December 31,
	2014	2013	$ change	% change
	(in millions)

Net revenues	$6,936	$6,991	$(55)	(0.8)%
Segment operating income	922	889	33	3.7%

	For the Years Ended December 31,
	2013	2012	$ change	% change
	(in millions)

Net revenues	$6,991	$6,903	$88	1.3%
Segment operating income	889	781	108	13.8%

2014 compared with 2013:

Net revenues decreased $55 million (0.8%), due to unfavorable currency (1.0 pp) and the impact of divestitures (0.6 pp), partially offset by favorable volume/mix (0.7 pp) and higher net pricing (0.1 pp). Unfavorable currency impact was due to the strength of the U.S. dollar relative to the Canadian dollar. Divestitures completed in 2013 resulted in a $39 million decline in net revenues. Favorable volume/mix was driven primarily by higher shipments in biscuits, partially offset by lower shipments in gum. Higher net pricing was reflected primarily in biscuits and gum, partially offset by lower net pricing in chocolate.

Segment operating income increased $33 million (3.7%), due primarily to lower raw material costs, lower other selling, general and administrative expenses, favorable volume/mix, lower 2012-2014 Restructuring Program costs, lower advertising and consumer promotion costs and higher net pricing. These favorable items were partially offset by costs incurred for the 2014-2018 Restructuring Program, higher manufacturing costs and the impact of divestitures.

2013 compared with 2012:

Net revenues increased $88 million (1.3%), due to favorable volume/mix (2.5 pp) and higher net pricing (0.4 pp), partially offset by the impact of current and prior-year divestitures (1.0 pp) and unfavorable currency (0.6 pp). Favorable volume/mix was driven primarily by higher shipments in biscuits and candy, partially offset by lower shipments in gum. Higher net pricing was reflected primarily in biscuits and candy, partially offset by lower net pricing in gum.

Segment operating income increased $108 million (13.8%), due primarily to favorable volume/mix, lower pension expenses due to the transfer of certain benefit plan obligations to Kraft Foods Group, Inc. in the Spin-Off, higher net pricing, lower manufacturing costs, lower advertising and consumer promotion costs (including a reversal of some prior-year accruals), lower Spin-Off Costs and lower Integration Program costs. These favorable items were partially offset by higher 2012-2014 Restructuring Program costs, higher raw material costs, and the impact of a current and prior-year divestitures.

Critical Accounting Estimates

We prepare our condensed consolidated financial statements in conformity with U.S. GAAP. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements includes a summary of the significant accounting policies we used to prepare our consolidated financial statements. We have discussed the selection and disclosure of our critical accounting policies and estimates with our Audit Committee. The following is a review of our most significant assumptions and estimates.

Goodwill and Non-Amortizable Intangible Assets:

We test goodwill and non-amortizable intangible assets for impairment on an annual basis in the fourth quarter. We assess goodwill impairment risk throughout the year by performing a qualitative review of entity-specific, industry, market and general economic factors affecting the reporting units with goodwill. Annually, we may perform qualitative testing, or depending on factors such as prior-year test results, current year developments, current risk evaluations and other practical considerations, we may elect to do quantitative testing instead. Quantitative impairment testing consists of a two-step evaluation. The first step compares a reporting unit’s estimated fair value with its carrying value. We estimate a reporting unit’s fair value using a discounted cash flow method which incorporates planned growth rates, market-based discount rates and estimates of residual value. This year, for reporting units in our Europe and North America segments, we used a market-based, weighted-average cost of capital of 6.9% to discount the projected cash flows of those operations. For our Latin America, Asia Pacific and EEMEA reporting units, we used a risk-rated discount rate of 9.9%. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans and industry and economic conditions, and our actual results and conditions may differ over time. If the carrying value of a reporting unit’s net assets exceeds its fair value, we apply the second step to measure the difference between the carrying value and implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, the goodwill is impaired and its carrying value is reduced to the implied fair value of the goodwill.

On January 1, 2014, an organizational change occurred within our North America region from a country and product category structure to a regional product category structure. As a result, our North America region now has two instead of four reporting units. For any reporting units that were reorganized, the goodwill was allocated to the new reporting unit structure based on relative fair values of the related business units.

In 2014, 2013 and 2012, all reporting units passed our annual goodwill impairment testing. If expectations are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then the estimated fair value of a reporting unit or reporting units might decline and lead to a goodwill impairment in the future.

We test non-amortizable intangible assets for impairment by performing a qualitative review and assessing events and circumstances that could affect the fair value or carrying value of the indefinite-lived intangible assets. If significant potential impairment risk exists for a specific asset, we quantitatively test it for impairment by comparing its estimated fair value with its carrying value. Estimated fair value is determined using planned growth rates, market-based discount rates and estimates of royalty rates. If the carrying value of the asset exceeds its estimated fair value, the asset is impaired and its carrying value is reduced to the estimated fair value.

During our 2014 review of non-amortizable intangible assets, we recorded $57 million of impairment charges related to two trademarks. In both cases, the impairments arose due to lower than expected product growth and decisions made in the fourth quarter to redirect support for the products to other regional brands. We recorded a $48 million charge related to a biscuit trademark in our Asia Pacific segment and a $9 million charge related to a candy trademark in our Europe segment. The impairment charges were calculated as the excess of the carrying value over the estimated fair value of the intangible assets on a global basis and were recorded within asset impairment and exit costs. We primarily use a relief of royalty valuation method, which utilizes estimates of future sales, growth rates, royalty rates and discount rates in determining a brand’s global fair value. During our 2014 intangible asset impairment review, we also noted three brands with $341 million of aggregate book value as of December 31, 2014 that each had a fair value in excess of book value of 10% or less. While these intangible assets passed our annual impairment testing and we believe our current plans for each of these brands will allow them to continue to not be impaired, if expectations are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then a brand or brands could become impaired in the future.

Refer also to Note 5, Goodwill and Intangible Assets, for additional information.

Trade and marketing programs:

We promote our products with advertising, marketing, sales incentives and trade promotions. These programs include, but are not limited to, cooperative advertising, in-store displays, consumer promotions, new product introduction fees, discounts, coupons, rebates and volume-based incentives. We expense advertising costs either in the period the advertising first takes place or as incurred. Sales incentive and trade promotion activities are recorded as a reduction to revenues based on amounts estimated due to customers and consumers at the end of a period. We base these estimates principally on historical utilization and redemption rates. For interim reporting purposes, advertising expenses and sales incentives are charged to operations as a percentage of volume, based on estimated volume and estimated program spending. We do not defer costs on our year-end consolidated balance sheet and all marketing costs are recorded as an expense in the year incurred.

Employee Benefit Plans:

We sponsor various employee benefit plans throughout the world. These include primarily pension plans and postretirement healthcare benefits. For accounting purposes, we estimate the pension and post-retirement healthcare benefit obligations utilizing assumptions and estimates for discount rates; expected returns on plan assets; expected compensation increases; employee-related factors such as turnover, retirement age and mortality (during 2014, we applied the new mortality tables in accounting for our U.S. pension plans); and health care cost trends. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when appropriate. Our assumptions also reflect our historical experiences and management’s best judgment regarding future expectations. These and other assumptions affect the annual expense and obligations recognized for the underlying plans.

As permitted by U.S. GAAP, we generally amortize the effect of changes in the assumptions over future periods. The cost or benefit of plan changes, such as increasing or decreasing benefits for prior employee service (prior service cost), is deferred and included in expense on a straight-line basis over the average remaining service period of the employees expected to receive benefits.

Since pension and post-retirement liabilities are measured on a discounted basis, the discount rate significantly affects our plan obligations and expenses. The expected return on plan assets assumption affects our pension plan expenses, since many of our pension plans are partially funded. The assumptions for discount rates and expected rates of return and our process for setting these assumptions are described in Note 10, Benefit Plans, to the consolidated financial statements.

While we do not anticipate further changes in the 2015 assumptions for our U.S. and non-U.S. pension and postretirement health care plans, as a sensitivity measure, a fifty-basis point change in our discount rates or the expected rate of return on plan assets would have the following effects, increase / (decrease), on our annual benefit plan costs:

	As of December 31, 2014
	U.S. Plans		Non-U.S. Plans
	Fifty-Basis-Point		Fifty-Basis-Point
	Increase	Decrease	Increase	Decrease
	(in millions)
Effect of change in discount rate on pension costs	$(13)	$14	$(56)	$82
Effect of change in expected rate of return on plan assets on pension costs	(5)	5	(41)	41
Effect of change in discount rate on postretirement health care costs	(3)	3	(1)	1

Income Taxes:

As a global company, we calculate and provide for income taxes in each tax jurisdiction in which we operate. The provision for income taxes includes the amounts payable or refundable in the current year, the effect of deferred taxes and impacts from uncertain tax positions. Our provision for income taxes is significantly affected by shifts in the geographic mix of our pre-tax earnings across tax jurisdictions, changes in tax laws and regulations, tax planning opportunities available in each tax jurisdiction and the ultimate outcome of various tax audits.

Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax bases of our assets and liabilities and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates that will apply to taxable income in the years in which those differences are expected to be recovered or settled. Valuation allowances are established for deferred tax assets when it is more likely than not that a tax benefit will not be realized.

We recognize tax benefits in our financial statements from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by tax authorities based on the technical merits of the position. The amount we recognize is measured as the largest benefit that has a greater than 50 percent likelihood of being realized upon settlement. We evaluate uncertain tax positions on an ongoing basis and adjust the related tax liabilities or assets in light of changing facts and circumstances, such as the progress of a tax audit or expiration of a statute of limitations. We believe the estimates and assumptions used to support our evaluation of uncertain tax positions are reasonable. However, final determination of historical tax liabilities, either by settlement with tax authorities or expiration of statutes of limitations, could be materially different from estimates reflected on our consolidated balance sheet and historical income tax provisions. The outcome of these final determinations could have a material effect on our provision for income taxes, net earnings or cash flows in the period in which the determination is made. We believe our tax positions comply with applicable tax laws and that we have adequately accounted for uncertain tax positions.

No taxes have been provided on undistributed foreign earnings that are planned to be indefinitely reinvested. If future events, such as material changes in long-term investment requirements, necessitate that these earnings be distributed, an additional provision for taxes may apply, which could materially affect our future effective tax rate.

See Note 15, Income Taxes, for additional information on our effective tax rate, current and deferred taxes, valuation allowances and unrecognized tax benefits.

Contingencies:

See Note 11, Commitments and Contingencies, to the consolidated financial statements.

New Accounting Guidance:

See Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements for a discussion of new accounting standards.

Commodity Trends

We regularly monitor worldwide supply, commodity cost and currency trends so we can cost-effectively secure ingredients, packaging and fuel required for production. During 2014, the primary drivers of the increase in our aggregate commodity costs were increased cocoa, dairy, packaging, energy and coffee bean costs and higher currency-related costs on our commodity purchases, partially offset by lower costs for sugar and grains and oils due primarily to hedging.

A number of external factors such as weather conditions, commodity market conditions, currency fluctuations and the effects of governmental agricultural or other programs affect the cost and availability of raw materials and agricultural materials used in our products. We address higher commodity costs and currency impacts primarily through hedging, higher pricing and manufacturing and overhead cost control. We use hedging techniques to limit the impact of fluctuations in the cost of our principal raw materials; however, we may not be able to fully hedge against commodity cost changes, and our hedging strategies may not protect us from increases in specific raw material costs. We generally also price to protect gross profit dollars. Due to competitive or market conditions, planned trade or promotional incentives, or other factors, our pricing actions may lag commodity cost changes temporarily.

We expect price volatility and a slightly higher aggregate cost environment to continue in 2015. While the costs of our principal raw materials fluctuate, we believe there will continue to be an adequate supply of the raw materials we use and that they will generally remain available from numerous sources.

Liquidity and Capital Resources

We believe that cash from operations, our $4.5 billion revolving credit facility and our authorized long-term financing will provide sufficient liquidity for our working capital needs, planned capital expenditures, future contractual obligations, share repurchases and payment of our anticipated quarterly dividends. We expect to maintain investment grade credit ratings on our debt. We continue to utilize our commercial paper program, primarily uncommitted international credit lines and long-term debt issuances for regular funding requirements. We also use intercompany loans with our international subsidiaries to improve financial flexibility. Overall, we do not expect any negative effects to our funding sources that would have a material effect on our liquidity, including the indefinite reinvestment of our earnings outside of the United States. In Venezuela, we consider all undistributed earnings to be indefinitely reinvested and access to cash of $278 million in Venezuela to be limited due to the uncertain economic and political environment. We do not expect this limitation to have a material adverse effect on our liquidity. Refer to Note 1, Summary of Significant Accounting Policies – Currency Translation and Highly Inflationary Accounting, for additional information.

The cash flow activity of the Kraft Foods Group, Inc. discontinued operation, which was divested on October 1, 2012, is included within our consolidated cash flow results for periods prior to October 1, 2012.

Net Cash Provided by Operating Activities:

Operating activities provided net cash of $3,562 million in 2014, $6,410 million in 2013 and $3,923 million in 2012. The decrease in operating cash flows in 2014 relative to 2013 was primarily related to our receipt of $2.6 billion of net cash from the resolution of the Starbucks arbitration in 2013 and higher related income taxes paid in 2014 and lower relative working capital cash improvements than in 2013, as we decreased our cash conversion cycle (a metric that measures working capital efficiency and utilizes days sales outstanding, days inventory on hand and days payables outstanding) by 10 days in 2014 as compared to a 13 day reduction in 2013. These year-over-year decreases were partially offset by lower interest payments in 2014 following the debt refinancing in the first quarter of 2014 and the fourth quarter of 2013. The increase in operating cash flows in 2013 relative to 2012 was primarily related to the receipt of the $2.6 billion from the Starbucks arbitration resolution, lower spending on Spin-Off Costs and the 2012-2014 Restructuring Program, lengthening of days payables outstanding, increased collection of receivables and lower interest payments.

Net Cash Used in Investing Activities:

Net cash used in investing activities was $1,642 million in 2014, $1,483 million in 2013 and $1,687 million in 2012. The increase in net cash used in investing activities in 2014 relates to lower cash inflows in 2014 to offset higher capital expenditures in 2014. In 2013, we received higher cash proceeds from property sales, net proceeds from divestitures and cash from Kraft Foods Group, Inc. in connection with the Spin-Off, partially offset by cash we paid for an acquisition in Morocco. The decrease in net cash used in investing activities in 2013 relative to 2012 related to payments made to Kraft Foods Group, Inc. in 2012 in connection with the Spin-Off, partially offset by cash we paid for the acquisition in Morocco and lower proceeds from divestitures in 2013.

Capital expenditures were $1,642 million in 2014, $1,622 million in 2013 and $1,610 million in 2012. The 2014 capital expenditures were funded from operating activities and were made primarily to modernize manufacturing facilities and support new product and productivity initiatives. We expect 2015 capital expenditures to be up to $1.8 billion, including capital expenditures required for investments in systems and the 2014-2018 Restructuring Program. We expect to continue to fund these expenditures from operations.

Net Cash (Used in) / Provided by Financing Activities:

Net cash used in or provided by financing activities was $2,688 million used in 2014, $6,687 million used in 2013 and $204 million provided in 2012. The decrease in net cash used in financing activities in 2014 relative to 2013 was primarily due to significantly lower long-term debt repayments and lower share repurchases in 2014, offset in part by decreased proceeds from the issuance of long-term debt and other short-term borrowings and higher dividend payments in 2014. The decrease in net cash provided by financing activities in 2013 relative to 2012 was primarily due to lower net proceeds from the issuance of long-term debt, higher re-payment of long-term debt and repurchases of Common Stock, partially offset by lower dividend payments reflecting our new capital structure and dividend rate following the Spin-Off and higher short-term borrowings.

Debt:

From time to time we refinance long-term and short-term debt. The nature and amount of our long-term and short-term debt and the proportionate amount of each varies as a result of current and expected business requirements, market conditions and other factors. Generally, in the first and second quarters of the year, our working capital requirements grow, increasing the need for short-term financing. The third and fourth quarters of the year typically generate higher cash flows. As such, we may issue commercial paper or secure other forms of financing throughout the year to meet short-term working capital needs.

In February 2014, our Board of Directors approved a $5 billion long-term financing authority that remains available as of December 31, 2014.

In the next 12 months, $1,513 million of long-term debt will mature as follows: $1,029 million in March 2015 and €400 million ($484 million as of December 31, 2014) in June 2015. We expect to fund these repayments with cash from operations and the issuance of commercial paper or additional debt.

Our total debt was $16.7 billion at December 31, 2014 and $17.1 billion at December 31, 2013. Our debt-to-capitalization ratio was 0.38 at December 31, 2014 and 0.35 at December 31, 2013. At December 31, 2014, the weighted-average term of our outstanding long-term debt was 7.7 years. Our average daily commercial borrowings were $1.9 billion in 2014, $1.0 billion in 2013 and $1.0 billion in 2012. We expect to continue to comply with our long-term debt covenants. Refer to Note 8, Debt and Borrowing Arrangements, for more information on our debt and debt covenants.

Equity and Dividends

Stock Plans:

See Note 12, Stock Plans, to the consolidated financial statements for more information on our stock plans, grant activity during 2014, 2013 and 2012, and stock award modifications related to the Spin-Off.

Share Repurchases:

See Note 13, Capital Stock, to the consolidated financial statements for more information on our share repurchase and accelerated share repurchase programs.

We intend to continue to use a portion of our cash for share repurchases. Under our current Board of Directors’ authorization to repurchase up to $7.7 billion of our Common Stock through December 31, 2016, we have repurchased $4.6 billion ($1.9 billion in 2014 and $2.7 billion in 2013) of shares, with $3.1 billion of share repurchase capacity remaining. The number of shares that we ultimately repurchase under our share repurchase program may vary depending on numerous factors, including share price and other market conditions, our ongoing capital allocation planning, levels of cash and debt balances, other demands for cash, such as acquisition activity, general economic or business conditions and board and management discretion. Additionally, our share repurchase activity during any particular period may fluctuate. We may accelerate, suspend, delay or discontinue our share repurchase program at any time, without notice.

Dividends:

We paid dividends of $964 million in 2014, $943 million in 2013 and $2,058 million in 2012. Immediately following the Spin-Off of Kraft Foods Group, Inc. on October 1, 2012, our annual dividend rate changed to $0.52 per common share. On August 6, 2013, our Audit Committee, with authorization from our Board of Directors, approved an 8% increase in the quarterly dividend to $0.14 per common share or $0.56 per common share on an annual basis. On August 5, 2014, our Audit Committee, with authorization from our Board of Directors, approved a 7% increase in the quarterly dividend to $0.15 per common share or $0.60 per common share on an annual basis. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

We have no significant off-balance sheet arrangements other than the contractual obligations discussed below.

Guarantees:

As discussed in Note 11, Commitments and Contingencies, we enter into third-party guarantees primarily to cover the long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At December 31, 2014, we had no material third-party guarantees recorded on our consolidated balance sheet.

In addition, at December 31, 2014, we were contingently liable for $743 million of guarantees related to our own performance. These include letters of credit and guarantees related to the payment of custom duties and taxes.

Guarantees do not have, and we do not expect them to have, a material effect on our liquidity.

Aggregate Contractual Obligations:

The following table summarizes our contractual obligations at December 31, 2014.

	Payments Due
	Total	2015	2016-17	2018-19	2020 and Thereafter
	(in millions)
Debt (1)	$15,381	$1,513	$3,254	$2,947	$7,667
Interest expense (2)	6,939	700	1,224	877	4,138
Capital leases	24	17	7	–	–
Operating leases (3)	1,080	309	409	231	131
Purchase obligations: (4)
Inventory and production costs	6,544	3,935	1,664	811	134
Other	1,378	1,051	320	7	–

	7,922	4,986	1,984	818	134

Other long-term liabilities (5)	666	43	126	190	307

Total	$32,012	$7,568	$7,004	$5,063	$12,377

(1)	Amounts include the expected cash payments of our long-term debt excluding capital leases, which are presented separately in the table above. The amounts also exclude $(10) million of net unamortized non-cash bond premiums and discounts and mark-to-market adjustments related to our interest rate swaps recorded in total debt.
(2)	Amounts represent the expected cash payments of our interest expense on our long-term debt. Interest calculated on our euro and British pound sterling notes were forecasted using currency exchange rates as of December 31, 2014. An insignificant amount of interest expense was excluded from the table for a portion of our other non-U.S. debt obligations due to the complexities involved in forecasting expected interest payments.
(3)	Operating lease payments represent the minimum rental commitments under non-cancelable operating leases.
(4)	Purchase obligations for inventory and production costs (such as raw materials, indirect materials and supplies, packaging, co-manufacturing arrangements, storage and distribution) are commitments for projected needs to be utilized in the normal course of business. Other purchase obligations include commitments for marketing, advertising, capital expenditures, information technology and professional services. Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction. Most arrangements are cancelable without a significant penalty and with short notice (usually 30 days). Any amounts reflected on the consolidated balance sheet as accounts payable and accrued liabilities are excluded from the table above.
(5)	Other long-term liabilities include estimated future benefit payments for our postretirement health care plans through December 31, 2024 of $203 million. We are unable to reliably estimate the timing of the payments beyond 2024; as such, they are excluded from the above table. There are also another $280 million of various other long-term liabilities that are expected to be paid over the next 5 years. In addition, the following long-term liabilities included on the consolidated balance sheet are excluded from the table above: accrued pension costs, income taxes, insurance accruals and other accruals. We are unable to reliably estimate the timing of the payments (or contributions beyond 2015, in the case of accrued pension costs) for these items. We currently expect to make approximately $529 million in contributions to our pension plans in 2015. We also expect that our net pension cost will increase to approximately $321 million in 2015. The increase is primarily due to lower discount rates offset by favorable beginning of the year asset levels and planned contributions. As of December 31, 2014, our total liability for income taxes, including uncertain tax positions and associated accrued interest and penalties, was $1,041 million. We currently estimate payments of approximately $133 million related to these positions over the next 12 months.

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

We believe that the presentation of these non-GAAP financial measures, when considered together with our U.S. GAAP financial measures and the reconciliations to the corresponding U.S. GAAP financial measures, provides you with a more complete understanding of the factors and trends affecting our business than could be obtained absent these disclosures. Because non-GAAP financial measures may vary among other companies, the non-GAAP financial measures presented in this report may not be comparable to similarly titled measures used by other companies. Our use of these non-GAAP financial measures is not meant to be considered in isolation or as a substitute for any U.S. GAAP financial measure. A limitation of these non-GAAP financial measures is they exclude items detailed below that have an impact on our U.S. GAAP reported results. The best way this limitation can be addressed is by evaluating our non-GAAP financial measures in combination with our U.S. GAAP reported results and carefully evaluating the following tables that reconcile U.S. GAAP reported figures to the non-GAAP financial measures in this Form 10-K.

Organic Net Revenue

Applying the definition of “Organic Net Revenue”, the adjustments made to “net revenues” (the most comparable U.S. GAAP financial measure) were to exclude the impact of currency, divestitures, an accounting calendar change in 2013 and acquisitions. We believe that Organic Net Revenue better reflects the underlying growth from the ongoing activities of our business and provides improved comparability of results.

	For the Years Ended
	December 31,
	2014	2013	$ Change	% Change
	(in millions)

Organic Net Revenue	$36,036	$35,191	$845	2.4%
Impact of currency	(1,806)	–	(1,806)	(5.1)pp
Impact of divestitures	–	70	(70)	(0.2)pp
Impact of accounting calendar change	–	38	(38)	(0.1)pp
Impact of acquisition	14	–	14	–

Net revenues	$34,244	$35,299	$(1,055)	(3.0)%

	For the Years Ended
	December 31,
	2013	2012	$ Change	% Change
	(in millions)

Organic Net Revenue	$35,938	$34,600	$1,338	3.9%
Impact of currency	(837)	–	(837)	(2.4)pp
Impact of divestitures	70	415	(345)	(1.0)pp
Impact of accounting calendar change (1)	37	–	37	0.1pp
Impact of acquisition	91	–	91	0.2pp

Net revenues	$35,299	$35,015	$284	0.8%

(1)	Amount measured at prior-year (2012) currency exchange rates.

Adjusted Operating Income

Applying the definition of “Adjusted Operating Income”, the adjustments made to “operating income” (the most comparable U.S. GAAP financial measure) were to exclude Spin-Off Costs, 2012 pension costs related to the obligations transferred in the Spin-Off, 2012-2014 Restructuring Program costs, 2014-2018 Restructuring Program costs, the Integration Program and other acquisition integration costs, the benefit from the Cadbury acquisition-related indemnification resolution, the remeasurement of net monetary assets in Venezuela, impairment charges related to intangible assets, incremental costs associated with the JDE coffee transactions, net gains on an acquisition and divestitures, acquisition-related costs and operating income from divestitures. We also evaluate Adjusted Operating Income on a constant currency basis. We believe these measures provide improved comparability of operating results.

	For the Years Ended
	December 31,
	2014	2013	$ Change	% Change
	(in millions)

Adjusted Operating Income (constant currency)	$4,703	$4,267	$436	10.2%
Impact of unfavorable currency	(287)	–	(287)	(6.7)pp

Adjusted Operating Income	$4,416	$4,267	$149	3.5%
Spin-Off Costs	(35)	(62)	27	0.9pp
2012-2014 Restructuring Program	(459)	(330)	(129)	(2.8)pp
2014-2018 Restructuring Program	(381)	–	(381)	(9.6)pp
Integration Program and other acquisition integration costs	4	(220)	224	5.7pp
Benefit from indemnification resolution	–	336	(336)	(8.7)pp
Remeasurement of net monetary assets in Venezuela	(167)	(54)	(113)	(2.9)pp
Intangible asset impairment charges	(57)	–	(57)	(1.6)pp
Costs associated with the JDE coffee transactions	(77)	–	(77)	(2.0)pp
Gains on acquisition and divestitures, net	–	30	(30)	(0.7)pp
Acquisition-related costs	(2)	(2)	–	–
Operating income from divestitures	–	6	(6)	(0.2)pp

Operating Income	$3,242	$3,971	$(729)	(18.4)%

	For the Years Ended
	December 31,
	2013	2012	$ Change	% Change
	(in millions)

Adjusted Operating Income (constant currency)	$4,413	$4,266	$147	3.4%
Impact of unfavorable currency	(146)	–	(146)	(3.4)pp

Adjusted Operating Income	$4,267	$4,266	$1	0.0%
Spin-Off Costs	(62)	(444)	382	9.0pp
Spin-Off pension expense adjustment	–	(68)	68	1.7pp
2012-2014 Restructuring Program	(330)	(110)	(220)	(5.4)pp
Integration Program and other acquisition integration costs	(220)	(140)	(80)	(2.0)pp
Benefit from indemnification resolution	336	–	336	9.3pp
Remeasurement of net monetary assets in Venezuela	(54)	–	(54)	(1.5)pp
Intangible asset impairment charge	–	(52)	52	1.5pp
Gains on acquisition and divestitures, net	30	107	(77)	(1.7)pp
Acquisition-related costs	(2)	(1)	(1)	(0.1)pp
Operating income from divestitures	6	79	(73)	(1.6)pp

Operating Income	$3,971	$3,637	$334	9.2%

Adjusted EPS

Applying the definition of “Adjusted EPS”, the adjustments made to “diluted EPS attributable to Mondelēz International” (the most comparable U.S. GAAP financial measure) were to exclude Spin-Off Costs, 2012 pension costs related to the obligations transferred in the Spin-Off, 2012-2014 Restructuring Program costs, 2014-2018 Restructuring Program costs, the Integration Program and other acquisition integration costs, the net benefit from the Cadbury acquisition-related indemnification resolution, the residual tax benefit impact from the resolution of the Starbucks arbitration, losses on debt extinguishment and related expenses, the remeasurement of net monetary assets in Venezuela, impairment charges related to intangible assets, hedging gains or losses and incremental costs associated with the JDE coffee transactions, net gains on an acquisition and divestitures, acquisition-related costs and net earnings from divestitures, and including a 2012 interest expense adjustment related to the Spin-Off transaction. We also evaluate Adjusted EPS on a constant currency basis. We believe Adjusted EPS provides improved comparability of operating results.

	For the Years Ended
	December 31,
	2014	2013	$ Change	% Change

Adjusted EPS (constant currency)	$1.90	$1.54	$0.36	23.4%
Impact of unfavorable currency	(0.14)	–	(0.14)

Adjusted EPS	$1.76	$1.54	$0.22	14.3%
Spin-Off Costs	(0.01)	(0.02)	0.01
2012-2014 Restructuring Program	(0.21)	(0.14)	(0.07)
2014-2018 Restructuring Program	(0.16)	–	(0.16)
Integration Program and other acquisition integration costs	–	(0.10)	0.10
Net benefit from indemnification resolution	–	0.20	(0.20)
Residual tax benefit associated with Starbucks arbitration resolution	–	0.02	(0.02)
Loss on debt extinguishment and related expenses	(0.18)	(0.22)	0.04
Remeasurement of net monetary assets in Venezuela	(0.09)	(0.03)	(0.06)
Intangible asset impairment charges	(0.02)	–	(0.02)
Income / (costs) associated with the JDE coffee transactions	0.19	–	0.19
Gains on acquisition and divestitures, net	–	0.04	(0.04)
Acquisition-related costs	–	–	–
Net earnings from divestitures	–	–	–

Diluted EPS attributable to Mondelēz International from continuing operations	$1.28	$1.29	$(0.01)	(0.8)%
Discontinued operations	–	0.90	(0.90)

Diluted EPS attributable to Mondelēz International	$1.28	$2.19	$(0.91)	(41.6)%

	For the Years Ended
	December 31,
	2013	2012	$ Change	% Change

Adjusted EPS (constant currency)	$1.60	$1.43	$0.17	11.9%
Impact of unfavorable currency	(0.06)	–	(0.06)

Adjusted EPS	$1.54	$1.43	$0.11	7.7%
Spin-Off Costs	(0.02)	(0.39)	0.37
Spin-Off pension expense adjustment	–	(0.02)	0.02
Spin-Off interest expense adjustment	–	(0.06)	0.06
2012-2014 Restructuring Program	(0.14)	(0.04)	(0.10)
Integration Program and other acquisition integration costs	(0.10)	(0.08)	(0.02)
Net benefit from indemnification resolution	0.20	–	0.20
Residual tax benefit associated with Starbucks arbitration resolution	0.02	–	0.02
Loss on debt extinguishment and related expenses	(0.22)	–	(0.22)
Remeasurement of net monetary assets in Venezuela	(0.03)	–	(0.03)
Intangible asset impairment charge	–	(0.02)	0.02
Gains on acquisition and divestitures, net	0.04	0.03	0.01
Acquisition-related costs	–	–	–
Net earnings from divestitures	–	0.03	(0.03)

Diluted EPS attributable to Mondelēz International from continuing operations	$1.29	$0.88	$0.41	46.6%
Discontinued operations	0.90	0.83	0.07

Diluted EPS attributable to Mondelēz International	$2.19	$1.71	$0.48	28.1%

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

Many of our non-U.S. subsidiaries operate in functional currencies other than the U.S. dollar. Fluctuations in currency exchange rates create volatility in our reported results as we translate the balance sheets, operating results and cash flows of these subsidiaries into the U.S. dollar for consolidated reporting purposes. The translation of non-U.S. dollar denominated balance sheets and statements of earnings of our subsidiaries into the U.S. dollar for consolidated reporting generally results in a cumulative translation adjustment to other comprehensive income within equity. A stronger U.S. dollar relative to other functional currencies adversely affects our consolidated earnings and net assets while a weaker U.S. dollar benefits our consolidated earnings and net assets. While we hedge significant forecasted currency exchange transactions as well as certain net assets of non-U.S. operations and other currency impacts, we cannot fully predict or eliminate volatility arising from changes in currency exchange rates on our consolidated financial results. See Consolidated Results of Operations and Results of Operations by Reportable Segment under Discussion and Analysis of Historical Results for currency exchange effects on our financial results during 2014. For additional information on the impact of currency policies and the remeasurement of our Venezuelan net monetary assets on our financial condition and results of operations, also see Note 1, Summary of Significant Accounting Policies—Currency Translation and Highly Inflationary Accounting.

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

We regularly evaluate our variable and fixed-rate debt as well as current and expected interest rates in the markets in which we raise capital. Our primary exposures include movements in U.S. Treasury rates, corporate credit spreads, London Interbank Offered Rates (“LIBOR”), Euro Interbank Offered Rate (“EURIBOR”) and commercial paper rates. We periodically use interest rate swaps and forward interest rate contracts to achieve a desired proportion of variable versus fixed rate debt based on current and projected market conditions. In addition to using interest rate derivatives to manage future interest payments, earlier this year and in the fourth quarter of 2013, we also retired $5 billion of our long-term debt and issued $6.3 billion of lower borrowing cost debt. Our weighted-average interest rate on our total debt as of December 31, 2014 was 4.3%, down from 4.8% as of December 31, 2013.

Value at Risk:

We use a value at risk (“VAR”) computation to estimate: 1) the potential one-day loss in the fair value of our interest rate-sensitive financial instruments; and 2) the potential one-day loss in pre-tax earnings of our currency and commodity price-sensitive derivative financial instruments. The VAR analysis was done separately for our currency exchange, fixed income and commodity risk portfolios as of each quarter end during 2014. The instruments included in the VAR computation were currency exchange forwards and options for currency exchange risk, debt and swaps for interest rate risk, and commodity forwards, futures and options for commodity risk. Excluded from the computation were anticipated transactions, currency trade payables and receivables, and net investments in non-U.S. subsidiaries, which the abovementioned instruments are intended to hedge.

The VAR model assumes normal market conditions, a 95% confidence interval and a one-day holding period. A parametric delta-gamma approximation technique was used to determine the expected return distribution in interest rates, currencies and commodity prices for the purpose of calculating the fixed income, currency exchange and commodity VAR, respectively. The parameters used for estimating the expected return distributions were determined by observing interest rate, currency exchange, and commodity price movements over the prior quarter for the calculation of VAR amounts at December 31, 2014 and 2013, and over each of the four prior quarters for the calculation of average VAR amounts during each year. The values of currency and commodity options do not change on a one-to-one basis with the underlying currency or commodity and were valued accordingly in the VAR computation.

As of December 31, 2014, the estimated potential one-day loss in fair value of our interest rate-sensitive instruments, primarily debt, and the estimated potential one-day loss in pre-tax earnings from our currency and commodity instruments, as calculated in the VAR model, were:

	Pre-Tax Earnings Impact				Fair Value Impact
	At 12/31/14	Average	High	Low	At 12/31/14	Average	High	Low
(in millions)
Instruments sensitive to:
Interest rates					$ 50	$ 41	$ 50	$ 30
Foreign currency rates	$ 51	$ 42	$ 58	$ 25
Commodity prices	26	28	38	19

	Pre-Tax Earnings Impact				Fair Value Impact
	At 12/31/13	Average	High	Low	At 12/31/13	Average	High	Low
(in millions)
Instruments sensitive to:
Interest rates					$ 44	$ 70	$ 112	$ 44
Foreign currency rates	$ 28	$ 19	$ 28	$ 13
Commodity prices	25	18	25	14

This VAR computation is a risk analysis tool designed to statistically estimate the maximum expected daily loss, under the specified confidence interval and assuming normal market conditions, from adverse movements in interest rates, currency exchange rates and commodity prices. The computation does not represent actual losses in fair value or earnings we will incur, nor does it consider the effect of favorable changes in market rates. We cannot predict actual future movements in market rates and do not present these VAR results to be indicative of future movements in market rates or to be representative of any actual impact that future changes in market rates may have on our future financial results.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Mondelēz International, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, comprehensive earnings, equity and cash flows present fairly, in all material respects, the financial position of Mondelēz International, Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the ineffective monitoring and oversight of controls over income tax accounting existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in the Report of Management on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 20, 2015

Mondelēz International, Inc. and Subsidiaries

Consolidated Statements of Earnings

For the Years Ended December 31

(in millions of U.S. dollars, except per share data)

	2014	2013	2012

Net revenues	$34,244	$35,299	$35,015
Cost of sales	21,647	22,189	21,939

Gross profit	12,597	13,110	13,076

Selling, general and administrative expenses	8,457	8,679	9,176
Asset impairment and exit costs	692	273	153
Gains on acquisition and divestitures, net	–	(30)	(107)
Amortization of intangibles	206	217	217

Operating income	3,242	3,971	3,637

Interest and other expense, net	688	1,579	1,863

Earnings from continuing operations before income taxes	2,554	2,392	1,774

Provision for income taxes	353	60	168

Earnings from continuing operations	2,201	2,332	1,606

Earnings from discontinued operations, net of income taxes	–	1,603	1,488

Net earnings	2,201	3,935	3,094

Noncontrolling interest	17	20	27

Net earnings attributable to Mondelēz International	$2,184	$3,915	$3,067

Per share data:
Basic earnings per share attributable to Mondelēz International:
Continuing operations	$1.29	$1.30	$0.90
Discontinued operations	–	0.91	0.83

Net earnings attributable to Mondelēz International	$1.29	$2.21	$1.73

Diluted earnings per share attributable to Mondelēz International:
Continuing operations	$1.28	$1.29	$0.88
Discontinued operations	–	0.90	0.83

Net earnings attributable to Mondelēz International	$1.28	$2.19	$1.71

Dividends declared	$0.58	$0.54	$1.00

See notes to consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Earnings

For the Years Ended December 31

(in millions of U.S. dollars)

	2014	2013	2012

Net earnings	$2,201	$3,935	$3,094
Other comprehensive earnings / (losses):
Currency translation adjustment:
Translation adjustment	(3,287)	(1,080)	759
Tax (expense) / benefit	(228)	36	39
Pension and other benefits:
Net actuarial gain / (loss) arising during period	(1,388)	713	(2,266)
Reclassification of (gains) / losses into net earnings:
Amortization of experience losses and prior service costs	132	193	414
Settlement losses	42	4	135
Tax (expense) / benefit	386	(244)	486
Derivatives accounted for as hedges:
Net derivative gains / (losses)	(166)	169	(412)
Reclassification of (gains) / losses into net earnings	(45)	72	602
Tax (expense) / benefit	92	(86)	(87)

Total other comprehensive earnings / (losses)	(4,462)	(223)	(330)

Comprehensive earnings / (losses)	(2,261)	3,712	2,764
less: Comprehensive earnings / (losses) attributable to noncontrolling interests	(16)	20	33

Comprehensive earnings / (losses) attributable to Mondelēz International	$(2,245)	$3,692	$2,731

See notes to consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Consolidated Balance Sheets, as of December 31

(in millions of U.S. dollars, except share data)

	2014	2013

ASSETS
Cash and cash equivalents	$1,631	$2,622
Trade receivables (net of allowances of $66 at December 31, 2014 and $86 at December 31, 2013)	3,802	4,463
Other receivables (net of allowances of $91 at December 31, 2014 and $73 at December 31, 2013)	949	940
Inventories, net	3,480	3,743
Deferred income taxes	480	517
Other current assets	1,408	889

Total current assets	11,750	13,174

Property, plant and equipment, net	9,827	10,247
Goodwill	23,389	25,597
Intangible assets, net	20,335	21,994
Prepaid pension assets	53	54
Other assets	1,461	1,449

TOTAL ASSETS	$66,815	$72,515

LIABILITIES
Short-term borrowings	$1,305	$1,594
Current portion of long-term debt	1,530	1,003
Accounts payable	5,299	5,345
Accrued marketing	2,047	2,318
Accrued employment costs	946	1,043
Other current liabilities	2,880	3,051

Total current liabilities	14,007	14,354

Long-term debt	13,865	14,482
Deferred income taxes	5,512	6,282
Accrued pension costs	2,912	1,962
Accrued postretirement health care costs	526	412
Other liabilities	2,140	2,491

TOTAL LIABILITIES	38,962	39,983

Commitments and Contingencies (Note 11)

EQUITY
Common Stock, no par value (5,000,000,000 shares authorized and 1,996,537,778 shares issued at December 31, 2014 and December 31, 2013)	–	–
Additional paid-in capital	31,651	31,396
Retained earnings	14,529	13,419
Accumulated other comprehensive losses	(7,318)	(2,889)
Treasury stock, at cost (332,896,779 shares at December 31, 2014 and 291,141,184 shares at December 31, 2013)	(11,112)	(9,553)

Total Mondelēz International Shareholders’ Equity	27,750	32,373
Noncontrolling interest	103	159

TOTAL EQUITY	27,853	32,532

TOTAL LIABILITIES AND EQUITY	$66,815	$72,515

See notes to consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Consolidated Statements of Equity

(in millions of U.S. dollars, except per share data)

	Mondelēz International Shareholders’ Equity
				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Retained	Earnings/	Treasury	Noncontrolling	Total
	Stock	Capital	Earnings	(Losses)	Stock	Interest	Equity

Balances at January 1, 2012	$–	$31,318	$18,067	$(6,638)	$(7,476)	$111	$35,382
Comprehensive earnings / (losses):
Net earnings	–	–	3,067	–	–	27	3,094
Other comprehensive earnings / (losses), net of income taxes	–	–	–	(336)	–	6	(330)
Exercise of stock options and issuance of other stock awards	–	141	(53)	–	319	–	407
Cash dividends declared ($1.00 per share)	–	–	(1,775)	–	–	–	(1,775)
Spin-Off of Kraft Foods Group, Inc.	–	89	(8,755)	4,308	–	–	(4,358)
Dividends paid on noncontrolling interest and other activities	–	–	–	–	–	(4)	(4)

Balances at December 31, 2012	$–	$31,548	$10,551	$(2,666)	$(7,157)	$140	$32,416

Comprehensive earnings / (losses):
Net earnings	–	–	3,915	–	–	20	3,935
Other comprehensive losses, net of income taxes	–	–	–	(223)	–	–	(223)
Exercise of stock options and issuance of other stock awards	–	10	(97)	–	343	–	256
Common Stock repurchased	–	(161)	–	–	(2,739)	–	(2,900)
Cash dividends declared ($0.54 per share)	–	–	(950)	–	–	–	(950)
Dividends paid on noncontrolling interest and other activities	–	(1)	–	–	–	(1)	(2)

Balances at December 31, 2013	$–	$31,396	$13,419	$(2,889)	$(9,553)	$159	$32,532

Comprehensive earnings / (losses):
Net earnings	–	–	2,184	–	–	17	2,201
Other comprehensive losses, net of income taxes	–	–	–	(4,429)	–	(33)	(4,462)
Exercise of stock options and issuance of other stock awards	–	271	(98)	–	332	–	505
Common Stock repurchased	–	–	–	–	(1,891)	–	(1,891)
Cash dividends declared ($0.58 per share)	–	–	(976)	–	–	–	(976)
Dividends paid on noncontrolling interest and other activities	–	(16)	–	–	–	(40)	(56)

Balances at December 31, 2014	$–	$31,651	$14,529	$(7,318)	$(11,112)	$103	$27,853

See notes to consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31

(in millions of U.S. dollars)

	2014	2013	2012

CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES
Net earnings	$2,201	$3,935	$3,094
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	1,059	1,077	1,345
Stock-based compensation expense	141	128	162
Deferred income tax (benefit) / provision	(186)	(64)	369
Gains on acquisition and divestitures, net	–	(30)	(107)
Asset impairments	240	97	126
Benefit from indemnification resolution	–	(385)	–
Loss on early extinguishment of debt	493	608	–
Unrealized gain on planned coffee business divestiture currency hedge	(628)	–	–
Other non-cash items, net	(184)	(19)	44
Change in assets and liabilities, net of acquisitions and divestitures:
Receivables, net	184	492	(599)
Inventories, net	(188)	(116)	(129)
Accounts payable	387	793	505
Other current assets	(86)	(42)	217
Other current liabilities	135	62	(1,160)
Change in pension and postretirement assets and liabilities, net	(6)	(126)	56

Net cash provided by operating activities	3,562	6,410	3,923

CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES
Capital expenditures	(1,642)	(1,622)	(1,610)
Acquisition, net of cash received	(7)	(119)	–
Proceeds from divestitures, net of disbursements	–	60	200
Cash received from / (transferred to) Kraft Foods Group related to the Spin-Off	–	55	(410)
Proceeds from sale of property, plant and equipment and other	7	143	133

Net cash used in investing activities	(1,642)	(1,483)	(1,687)

CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES
Issuances of commercial paper, maturities greater than 90 days	2,082	1,329	1,579
Repayments of commercial paper, maturities greater than 90 days	(2,713)	(607)	(1,581)
Net issuances of other short-term borrowings, net	398	613	95
Long-term debt proceeds	3,032	3,248	6,775
Long-term debt repaid	(3,017)	(7,559)	(4,495)
Repurchase of Common Stock	(1,700)	(2,900)	–
Dividends paid	(964)	(943)	(2,058)
Other	194	132	(111)

Net cash (used in) / provided by financing activities	(2,688)	(6,687)	204

Effect of exchange rate changes on cash and cash equivalents	(223)	(93)	61

Cash and cash equivalents:
Increase / (decrease)	(991)	(1,853)	2,501
Balance at beginning of period	2,622	4,475	1,974

Balance at end of period	$1,631	$2,622	$4,475

Cash paid:
Interest	$827	$1,150	$2,406

Income taxes	$1,238	$760	$1,057

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

Discontinued Operation:

On October 1, 2012 (the “Distribution Date”), we completed the spin-off of our former North American grocery business, Kraft Foods Group, Inc. (“Kraft Foods Group”), by distributing 100% of the outstanding shares of common stock of Kraft Foods Group to holders of our Common Stock (the “Spin-Off”). We retained our global snacks business along with other food and beverage categories. The divested Kraft Foods Group business is presented as a discontinued operation on the consolidated statements of earnings for all periods presented. The Kraft Foods Group other comprehensive earnings, changes in equity and cash flows are included within our consolidated statements of comprehensive earnings, equity and cash flows through October 1, 2012. See Note 2, Divestitures and Acquisitions, for additional information.

Principles of Consolidation:

The consolidated financial statements include Mondelēz International, Inc. as well as our wholly owned and majority owned subsidiaries. We account for investments in which we exercise significant influence (20%-50% ownership interest) under the equity method of accounting. We use the cost method of accounting for investments in which we have an ownership interest of less than 20% and in which we do not exercise significant influence. The noncontrolling interest represents the non-controlling investors’ interests in the results of subsidiaries that we control and consolidate. All intercompany transactions are eliminated.

Accounting Calendar Change:

In connection with moving toward a common consolidation date across the Company, in the first quarter of 2013, we changed the consolidation date for our Europe segment, from predominantly the last Saturday of each period to the last calendar day of each period. The change had a favorable impact of $37 million on net revenues and $6 million on operating income in 2013.

At this time, the majority of our operating subsidiaries report results as of the last calendar day of the period except for our North America segment. The North America segment reported results as of the last Saturday of the period and beginning in the first quarter of 2015, reports results as of the last calendar day of the period.

We believe these changes to a common consolidation date are preferable and will improve business planning and financial reporting by better matching the close dates of the operating subsidiaries and bringing the reporting dates closer to the period-end date. As the effect to prior-period results was not material, we have not revised the prior-period results.

Use of Estimates:

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require us to make estimates and assumptions that affect a number of amounts in our consolidated financial statements. Significant accounting policy elections, estimates and assumptions include, among others, pension and benefit plan assumptions, valuation assumptions of goodwill and intangible assets, useful lives of long-lived assets, restructuring program liabilities, marketing program accruals, insurance and self-insurance reserves and income taxes. We base our estimates on historical experience and other assumptions that we believe are reasonable. If actual amounts differ from estimates, we include the revisions in our consolidated results of operations in the period the actual amounts become known. Historically, the aggregate differences, if any, between our estimates and actual amounts in any year have not had a material effect on our consolidated financial statements.

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

On January 24, 2014, the Venezuelan government announced the expansion of the auction-based currency transaction program referred to as SICAD or SICAD I and new profit margin controls. The application of the SICAD I rate was extended to include foreign investments and significant operating activities, including contracts for leasing and services, use and exploitation of patents and trademarks, payments of royalties and contracts for technology import and technical assistance. As of December 31, 2014, the SICAD I exchange rate for the food segment auctions in which we participate was 11.50 bolivars to the U.S. dollar.

Additionally, on March 24, 2014, the Venezuelan government launched a new market-based currency exchange market, SICAD II. SICAD II may be used voluntarily to exchange bolivars into U.S. dollars. As of December 31, 2014, the SICAD II exchange rate was 49.99 bolivars to the U.S. dollar.

Our Venezuelan operations produce a wide range of biscuit, cheese & grocery, confectionery and beverage products. Based on the currency exchange developments this year, we reviewed our domestic and international sourcing of goods and services and the exchange rates we believe will be applicable. We evaluated the level of primarily raw material imports that we believe would continue to be sourced in exchange for U.S. dollars converted at the official 6.30 exchange rate. Our remaining imported goods and services would primarily be valued at the SICAD I exchange rate. Imports that do not currently qualify for either the official rate or SICAD I rate may be sourced at the SICAD II rate.

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

As of March 31, 2014, we began to apply the SICAD I exchange rate to remeasure our bolivar-denominated net monetary assets, and we began translating our Venezuelan operating results at the new rate in the second quarter of 2014. On March 31, 2014, we recognized a $142 million currency remeasurement loss within selling, general and administrative expenses of our Latin America segment as a result of revaluing our bolivar-denominated net monetary assets from the official exchange rate of 6.30 bolivars to the U.S. dollar to the then-prevailing SICAD I exchange rate of 10.70 bolivars to the U.S. dollar. As of December 31, 2014, the SICAD I exchange rate for the food segment auctions in which we participate was 11.50 bolivars to the U.S. dollar. Through December 31, 2014, we recognized $25 million of additional remeasurement charges related primarily to changes in the SICAD I rate.

The following table sets forth net revenues for our Venezuelan operations for the year ended December 31, 2014 (measured at the 6.30 official rate in the first quarter and at the SICAD I rate subsequent to the March 31, 2014 remeasurement), and cash, net monetary assets and net assets of our Venezuelan subsidiaries as of December 31, 2014 (translated at the SICAD I last exchange rate for food segment auctions in which we participate, which was 11.50 bolivars to the U.S. dollar):

Venezuela operations	For the Year Ended December 31, 2014
Net revenues	$760 million or 2.2% of consolidated net revenues

As of December 31, 2014
Cash	$278 million
Net monetary assets	$236 million
Net assets	$500 million

Most recently, on February 10, 2015, the Venezuelan government announced changes in the currency exchange structure. While retaining the 6.30 official rate for food and other essentials and the SICAD I offered rate based on recently cleared auction transactions for specific sectors of the economy, the SICAD II exchange rate is expected to be replaced with a new market-based SIMADI rate. We will continue to monitor developments related to this currency structure. At this time, we continue to expect to use the SICAD I rate to remeasure our net monetary assets in Venezuela. A change in the SICAD I rate from 11.50 (our last SICAD I auction rate realized in 2014) to 12.00 (the opening SICAD I rate announced on February 10, 2015) would result in approximately a $10 million remeasurement loss based on our net monetary assets in Venezuela as of December 31, 2014. Depending on the SICAD I auctions that occur through March, 31, 2015, however, the amount of the remeasurement loss recorded in the first quarter of 2015 could change.

Unlike the official rate that is fixed at 6.30 bolivars to the U.S. dollar, the SICAD I rate is expected to vary over time. If any of the three-tier currency exchange rates, or the application of the rates to our business, were to change, we may recognize additional currency losses, or gains, which could be significant.

In light of the ongoing difficult macroeconomic environment in Venezuela, we continue to monitor and actively manage our investment and exposures in Venezuela. We plan to continue to do business in the country as long as we can successfully continue to operate our local business there. We strive to locally source and produce a significant amount of the products we sell in Venezuela. We have taken other protective measures against currency devaluation, such as converting monetary assets into non-monetary assets that we can use in our business. However, suitable protective measures have become less available and more expensive and may not offset further currency devaluation that could occur.

Argentina. On January 23, 2014, the Central Bank of Argentina adjusted its currency policy, removed its currency stabilization measures and allowed the Argentine peso exchange rate to float relative to the U.S. dollar. On that day, the value of the Argentine peso relative to the U.S. dollar fell by 15%, and from December 31, 2013 through December 31, 2014, the value of the peso declined 31%. In July 2014, Argentina had a technical default on its debt as the government was blocked from making payments on its restructured debt by certain creditors who did not participate in a debt restructuring in 2001. Based on the current state of the Argentine economy and its restricted liquidity, access to capital, currency rules and regulations, the business operating environment remains challenging. Further volatility and declines in the exchange rate are expected. We continue to monitor and actively manage our investment and exposures in Argentina. We continue refining our product portfolio to improve our product offerings, mix and profitability. We also continue to implement additional cost initiatives to protect the business. Further currency declines, economic controls or other business restrictions could have an adverse impact on our ongoing results of operations. Our Argentinian operations contributed approximately $693 million, or 2.0% of consolidated net revenues for the year ended December 31, 2014. As of December 31, 2014, the net monetary liabilities of our Argentina operations were not material and they could change over time. Argentina is not designated as a highly-inflationary economy for accounting purposes and so we continue to record currency translation adjustments within equity and realized exchange gains and losses on transactions in earnings.

Russia. During the fourth quarter of 2014, the value of the Russian ruble relative to the U.S. dollar declined 50%, and further volatility in the currency is expected. Russia continues to be a key market for us. We continue to take actions to protect our near-term operating results, financial condition and cash flow. Our operations in Russia contributed approximately $1,114 million, or 3.3% of consolidated net revenues for the year ended December 31, 2014. As of December 31, 2014, the net monetary assets of our Russia operations were not material and they could change over time. Russia is not designated as a highly-inflationary economy for accounting purposes and so we continue to record currency translation adjustments within equity and realized exchange gains and losses on transactions in earnings.

Ukraine. On February 5, 2015, the National Bank of Ukraine changed its currency policy by eliminating daily auctions, which effectively supported the exchange rate, and allowed the Ukrainian hryvnya exchange rate to float relative to the U.S. dollar. The value of the Ukrainian hryvnya relative to the U.S. dollar declined 61%, from the beginning of the year through February 11, 2015, and further volatility in the currency is expected. Ukraine is an important emerging market and we continue to take actions to protect our near-term operating results, cash flow and financial condition. Our Ukrainian operations contributed approximately $294 million, or 0.9% of consolidated net revenues for the year ended December 31, 2014. As of December 31, 2014, the net monetary assets of our Ukrainian operations were not material and they could change over time. Ukraine is not designated as a highly-inflationary economy for accounting purposes and so we continue to record currency translation adjustments within equity and realized exchange gains and losses on transactions in earnings.

Cash and Cash Equivalents:

Cash and cash equivalents include demand deposits with banks and all highly liquid investments with original maturities of three months or less.

Inventories:

We value our inventory using the average cost method. We also record inventory allowances for overstock and obsolete inventories due to ingredient and packaging changes.

Long-Lived Assets:

Property, plant and equipment are stated at historical cost and depreciated by the straight-line method over the estimated useful lives of the assets. Machinery and equipment are depreciated over periods ranging from 3 to 20 years and buildings and building improvements over periods up to 40 years.

We review long-lived assets, including amortizable intangible assets, for realizability on an ongoing basis. Changes in depreciation, generally accelerated depreciation, are determined and recorded when estimates of the remaining useful lives or residual values of long-term assets change. We also review for impairment when conditions exist that indicate the carrying amount of the assets may not be fully recoverable. In those circumstances, we perform undiscounted operating cash flow analyses to determine if an impairment exists. When testing for asset impairment, we group assets and liabilities at the lowest level for which cash flows are separately identifiable. Any impairment loss is calculated as the excess of the asset’s carrying value over its estimated fair value. Fair value is estimated based on the undiscounted cash flows for the asset group over the remaining useful life or based on the expected cash proceeds for the asset less costs of disposal. Any significant impairment losses would be recorded within asset impairment and exit costs in the consolidated statements of earnings.

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

Goodwill and Non-Amortizable Intangible Assets:

We test goodwill and non-amortizable intangible assets for impairment on an annual basis on October 1. We assess goodwill impairment risk throughout the year by performing a qualitative review of entity-specific, industry, market and general economic factors affecting the reporting units with goodwill. Annually, we may perform qualitative testing or elect to do quantitative testing instead, depending on prior test results, current year developments, current risk evaluations and other practical considerations. In the event that significant potential goodwill impairment risk exists for a specific reporting unit, we apply a two-step quantitative test. The first step compares the reporting unit’s estimated fair value with its carrying value. We estimate a reporting unit’s fair value using a discounted cash flow method which incorporates planned growth rates, market-based discount rates and estimates of residual value. This year, for reporting units in our Europe and North America segments, we used a market-based, weighted-average cost of capital of 6.9% to discount the projected cash flows of those operations. For our Latin America, Asia Pacific and EEMEA reporting units, we used a risk-rated discount rate of 9.9%. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans, industry and economic conditions, and our actual results and conditions may differ over time. If the carrying value of a reporting unit’s net assets exceeds its fair value, we apply the second step to measure the difference between the carrying value and implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, the goodwill is impaired and its carrying value is reduced to the implied fair value of the goodwill.

We test non-amortizable intangible assets for impairment by performing a qualitative review and assessing events and circumstances that could affect the fair value or carrying value of the indefinite-lived intangible assets. If significant potential impairment risk exists for a specific asset, we quantitatively test it for impairment by comparing its estimated fair value with its carrying value. We determine estimated fair value using planned growth rates, market-based discount rates and estimates of royalty rates. If the carrying value of the asset exceeds its fair value, we consider the asset impaired and reduce its carrying value to the estimated fair value. We amortize definite-lived intangible assets over their estimated useful lives and evaluate them for impairment as we do other long-lived assets.

Insurance and Self-Insurance:

We use a combination of insurance and self-insurance for a number of risks, including workers’ compensation, general liability, automobile liability, product liability and our obligation for employee healthcare benefits. We estimate the liabilities associated with these risks on an undiscounted basis by evaluating and making judgments about historical claims experience and other actuarial assumptions and the estimated impact on future results.

Revenue Recognition:

We recognize revenues when title and risk of loss pass to customers, which generally occurs upon shipment or delivery of goods. Revenues are recorded net of sales incentives and trade promotions and include all shipping and handling charges billed to customers. Our shipping and handling costs are classified as part of cost of sales. Provisions for product returns and other trade allowances are also recorded as reductions to revenues within the same period that the revenue is recognized.

Marketing and Research and Development:

We promote our products with advertising, marketing, sales incentives and trade promotions. These programs include, but are not limited to, cooperative advertising, in-store displays, consumer promotions, new product introduction fees, discounts, coupons, rebates and volume-based incentives. We expense advertising costs either in the period the advertising first takes place or as incurred. Sales incentive and trade promotion activities are recorded as a reduction to revenues based on amounts estimated due to customers and consumers at the end of a period. We base these estimates principally on historical utilization and redemption rates. For interim reporting purposes, advertising expenses and sales incentives are charged to operations as a percentage of volume, based on estimated volume and estimated program spending. We do not defer costs on our year-end consolidated balance sheet and all marketing costs are recorded as an expense in the year incurred. Advertising expense was $1,552 million in 2014, $1,721 million in 2013 and $1,815 million in 2012. We manage advertising and consumer promotions (marketing programs) on a combined basis. Advertising and consumer promotion costs were lower in 2014 due primarily to savings from consolidating media providers, reductions in non-working media costs and efficiencies gained by shifting spending to lower-cost, digital media outlets and currency, while we increased our spending on our global Power Brands and maintained working media spending. In 2013, advertising and consumer promotion costs were higher than in 2012. We expense product research and development costs as incurred. Research and development expense was $455 million in 2014, $471 million in 2013 and $462 million in 2012. We record marketing and research and development expenses within selling, general and administrative expenses.

Employee Benefit Plans:

We provide a range of benefits to our current and retired employees. These include pension benefits, postretirement health care benefits and postemployment benefits depending upon jurisdiction, tenure, job level and other factors. Local statutory requirements govern many of the benefit plans we provide around the world. Local government plans generally cover health care benefits for retirees outside the United States, Canada and United Kingdom. Our U.S., Canadian and U.K. subsidiaries provide health care and other benefits to most retired employees. Our postemployment benefit plans provide primarily severance benefits for eligible salaried and certain hourly employees. The cost for these plans is recognized in earnings primarily over the working life of the covered employee.

Financial Instruments:

We use financial instruments to manage our currency exchange rate, commodity price and interest rate risks. We monitor and manage these exposures as part of our overall risk management program, which focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. A principal objective of our risk management strategies is to reduce significant, unanticipated earnings fluctuations that may arise from volatility in currency exchange rates, commodity prices and interest rates, principally through the use of derivative instruments.

We use a combination of primarily currency forward contracts, futures, options and swaps; commodity forward contracts, futures and options; and interest rate swaps to manage our exposure to cash flow variability, protect the value of our existing currency assets and liabilities and protect the value of our debt. See Note 9, Financial Instruments, to the consolidated financial statements for more information on the types of derivative instruments we use.

We record derivative financial instruments on a gross basis and at fair value in our consolidated balance sheets within other current assets or other current liabilities due to their relatively short-term duration. Cash flows from derivative instruments are classified in the consolidated statements of cash flows based on the nature of the derivative instrument. Changes in the fair value of a derivative that is designated as a cash flow hedge, to the extent that the hedge is effective, are recorded in accumulated other comprehensive earnings / (losses) and reclassified to earnings when the hedged item affects earnings. Changes in fair value of economic hedges and the ineffective portion of all hedges are recognized in current period earnings. Changes in the fair value of a derivative that is designated as a fair value hedge, along with the changes in the fair value of the related hedged asset or liability, are recorded in earnings in the same period. We use non-U.S. dollar denominated debt to hedge a portion of our net investment in non-U.S. operations against adverse movements in exchange rates, with currency movements related to the debt and net investment and the related deferred taxes recorded within currency translation adjustment in accumulated other comprehensive earnings / (losses).

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

When we use derivatives, we are exposed to credit and market risks. Credit risk exists when a counterparty to a derivative contract might fail to fulfill its performance obligations under the contract. We minimize our credit risk by entering into transactions with counterparties with high quality, investment grade credit ratings, limiting the amount of exposure with each counterparty and monitoring the financial condition of our counterparties. We also maintain a policy of requiring that all significant, non-exchange traded derivative contracts with a duration of one year or longer are governed by an International Swaps and Derivatives Association master agreement. Market risk exists when the value of a derivative or other financial instrument might be adversely affected by changes in market conditions and commodity prices, currency exchange rates or interest rates. We manage derivative market risk by limiting the types of derivative instruments and derivative strategies we use and the degree of market risk that we plan to hedge through the use of derivative instruments.

Commodity cash flow hedges – We are exposed to price risk related to forecasted purchases of certain commodities that we primarily use as raw materials. We enter into commodity forward contracts primarily for cocoa, wheat, coffee, soybean and vegetable oils, and sugar and other sweeteners. Commodity forward contracts generally are not subject to the accounting requirements for derivative instruments and hedging activities under the normal purchases exception. We also use commodity futures and options to hedge the price of certain input costs, including energy costs, coffee, sugar and other sweeteners, wheat, soybean and vegetable oils, cocoa and dairy. Some of these derivative instruments are highly effective and qualify for hedge accounting treatment. We also sell commodity futures to unprice future purchase commitments, and we occasionally use related futures to cross-hedge a commodity exposure. We are not a party to leveraged derivatives and, by policy, do not use financial instruments for speculative purposes.

Currency exchange cash flow hedges – We use various financial instruments to mitigate our exposure to changes in exchange rates from third-party and intercompany actual and forecasted transactions. These instruments may include currency exchange forward contracts, futures, options and swaps. Based on the size and location of our businesses, we use these instruments to hedge our exposure to certain currencies, including the euro, pound sterling and Canadian dollar.

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

Hedges of net investments in non-U.S. operations – We have numerous investments outside the United States. The net assets of these subsidiaries are exposed to changes and volatility in currency exchange rates. We use local currency denominated debt to hedge our non-U.S. net investments against adverse movements in exchange rates. We designated our euro and pound sterling denominated borrowings as a net investment hedge of a portion of our overall European operations. The gains and losses on our net investment in these designated European operations are economically offset by losses and gains on our euro and pound sterling denominated borrowings. The change in the debt’s value, net of deferred taxes, is recorded in the currency translation adjustment component of accumulated other comprehensive earnings / (losses).

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

New Accounting Pronouncements:

In November 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”) to clarify how current guidance should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The ASU emphasizes that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. The ASU is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. We will adopt the new standard on January 1, 2016 and the standard is not expected to have a material impact on our consolidated financial statements.

In June 2014, the FASB issued an ASU to clarify the accounting for certain stock-based compensation grants in which a performance target can be achieved after a requisite service period is completed. Under this new guidance, entities are required to treat performance targets that affect vesting, and could be achieved after the requisite service period, as a performance condition. The performance targets are not reflected in estimating the grant-date fair value of the grants. Compensation cost is recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The ASU is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. We will adopt the new standard on January 1, 2016 and the standard is not expected to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued an ASU on revenue recognition from contracts with customers. The new ASU outlines a new, single comprehensive model for companies to use in accounting for revenue. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for the goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows from customer contracts, including significant judgments made in recognizing revenue. The guidance is effective for annual reporting periods beginning after December 15, 2016, with early adoption prohibited. The ASU may be applied retrospectively to historical periods presented or as a cumulative-effect adjustment as of the date of adoption. We plan to adopt the new standard on the January 1, 2017 effective date and are currently assessing the impact of the new standard on our consolidated financial statements.

In April 2014, the FASB issued an ASU on the reporting of discontinued operations. The guidance changed the definition of a discontinued operation to include dispositions that represent a strategic shift and have a major effect on operations and financial results. Strategic shifts may include the disposal of operations in a major geographical area, a major line of business, a major investment accounted for under the equity method or other major parts of an entity. For disposals that qualify, additional disclosures, including cash flow and balance sheet information for the discontinued operation, will be required. The guidance is effective for fiscal years and interim reporting periods beginning on or after December 15, 2014, with early adoption permitted. We will apply these provisions to prospective divestitures beginning in 2015. Refer to Note 2, Divestitures and Acquisitions—Planned Coffee Business Transactions, on our plans to report the 2015 planned coffee business transactions.

Reclassifications:

Certain amounts previously reported have been reclassified to conform to the current-year presentation. At December 31, 2014, we elected to net certain regional banking activity with a legal right of offset and have reflected the change in the prior periods presented in the consolidated statements of cash flows and prior-year cash, debt and weighted-average interest rates on our debt. During 2014, we realigned some of our products across our product categories. As a result, we have reclassified prior year product category revenues in Note 17, Segment Reporting, on a consistent basis. We have adjusted the presentation of certain commodity contracts in our economic hedge table to remove the impact of intercompany sales related to forward contracts for which we have taken physical delivery. We have reflected the change in the prior periods presented in Note 9, Financial Instruments—Economic Hedges, on a consistent basis. We have also provided greater detail on prior-year receivables and deferred taxes consistent with the current year presentation.

Note 2. Divestitures and Acquisitions

Planned Coffee Business Transactions:

On May 7, 2014, we announced that we entered into an agreement to combine our wholly owned coffee portfolio (outside of France) with D.E Master Blenders 1753 B.V. (“DEMB”). In conjunction with this transaction, Acorn Holdings B.V. (“AHBV”), owner of DEMB, has also made a binding offer to receive our coffee business in France. The parties have also invited our partners in certain joint ventures to join the new company.

Upon completion of all proposed transactions, we expect to receive cash of approximately €4 billion and a 49 percent equity interest in the new company, to be called Jacobs Douwe Egberts (“JDE”). AHBV will hold a majority share in the proposed combined company and will have a majority of the seats on the board, which will be chaired by current DEMB Chairman Bart Becht. We will have certain minority rights. AHBV is owned by an investor group led by JAB Holding Company s.à r.l.

Once we have contributed our coffee businesses to the joint venture, we expect to record our interest in the joint venture as an equity method investment on our consolidated balance sheet and to include our share of its earnings prospectively within our continuing results of operations. We also anticipate recording a gain on the divested assets of our coffee business portfolio. At this time, we do not expect the coffee business divestiture to qualify for discontinued operations presentation because it does not represent a strategic change in our business nor is it expected to have a major effect on our results of operations as we will retain an approximate 49% interest in the combined joint venture with the DEMB business.

The transactions remain subject to regulatory approvals and the completion of employee information and consultation requirements. We continue to expect the transactions to be completed in 2015, subject to closing conditions, including regulatory approvals. In December 2014, the European Commission announced its intention to further evaluate the proposed transaction against EU antitrust regulations and in order to make a final determination on merger clearance, which we currently expect in the second half of 2015. We and DEMB also continue to undertake consultations with Works Councils and employee representatives as required in connection with the transactions.

In connection with the expected receipt of approximately €4 billion upon closing, we entered into currency exchange forward contracts in the second quarter of 2014 to lock in an expected U.S. dollar value of approximately $5 billion. As of December 31, 2014, the forward contracts were recorded as derivative assets within other current assets and through December 31, 2014, we recognized $628 million of unrealized gains related to the hedges within interest and other expense, net. On February 11, 2015, we monetized the forward contracts and recorded an additional realized gain of $311 million in the first quarter of 2015, for a total realized gain of $939 million. We also entered into new currency exchange forward contracts to continue to lock in an expected U.S. dollar value of approximately $5 billion from the transactions. Based on changes in the euro/U.S. dollar exchange rate, the actual closing date of the planned JDE coffee transactions and the settlement dates of the hedges or other hedges we may put into place, the actual amount of U.S. dollars we receive could change. In addition to the hedges, we have also incurred incremental expenses related to readying our coffee businesses for the planned transactions which totaled $77 million through December 31, 2014 and were recorded within selling, general and administrative expenses of our Europe and EEMEA segments and within our general corporate expenses.

Spin-Off of Kraft Foods Group:

On the Distribution Date, we completed the Spin-Off of Kraft Foods Group. Each of our shareholders of record as of the close of business on September 19, 2012 (“the Record Date”) received one share of Kraft Foods Group common stock for every three shares of our Common Stock held as of the Record Date. The distribution was structured to be tax free to our U.S. shareholders for U.S. federal income tax purposes. Following the Spin-Off, Kraft Foods Group is an independent public company and we do not beneficially own any shares of Kraft Foods Group common stock.

The divested Kraft Foods Group business is presented as a discontinued operation on the consolidated statements of earnings in 2012 when the Spin-Off occurred and, as further noted below, in 2013 due to the resolution of the Starbucks arbitration and the gain we recognized related to the Kraft Foods Group business. The Kraft Foods Group other comprehensive earnings, changes in equity and cash flows are included within our consolidated statements of comprehensive earnings, equity and cash flows through October 1, 2012.

A summary of results related to the discontinued operation of Kraft Foods Group within our historical results is presented below:

	Fourth Quarter Ended	Nine Months Ended
	December 31, 2013	October 1, 2012
	(in millions)

Net revenues	$–	$13,768

Earnings before income taxes	$2,522	$2,266
Provision for income taxes	919	778

Earnings from discontinued operations, net of income taxes	$1,603	$1,488

The results of the Kraft Foods Group discontinued operation exclude certain corporate and business unit costs that were historically allocated to Kraft Foods Group and continued at Mondelēz International after the Spin-Off. These costs include primarily corporate overheads, information systems and sales force support. On a pre-tax basis, through the date of the Spin-Off, these costs were $150 million for the nine months ended October 1, 2012.

Interest expense relating to debt Kraft Foods Group incurred or assumed through the Distribution Date has been included in the results from discontinued operations for all periods presented and as follows:

Nine Months Ended
October 1, 2012
(in millions)

$ 6.0 billion note issuance in June 2012	$70
$ 3.6 billion notes exchanged in July 2012	171
$ 0.4 billion debt transferred in October 2012	24
Capital leases and other	13

$278

On the Distribution Date, we divested net assets totaling $4,358 million, or $4,111 million net of cash retained by Kraft Foods Group. Additionally, we distributed to Kraft Foods Group $4,308 million of accumulated other comprehensive losses primarily related to the pension and other benefit plan net liabilities transferred to Kraft Foods Group and $89 million of unearned compensation recorded within additional paid in capital. In total, we recorded a distribution of $8,755 million of retained earnings in connection with the Spin-Off.

In order to implement the Spin-Off, we entered into certain agreements with Kraft Foods Group to effect our legal and structural separation, govern the relationship between us, and allocate various assets, liabilities and obligations between us, including, among other things, employee benefits, intellectual property and tax-related assets and liabilities (see Note 15, Income Taxes, for additional information on the current and deferred tax assets and liabilities transferred or retained in the Spin-Off). In addition to executing the Spin-Off in the manner provided in the agreements, in November 2012, pursuant to these agreements, we paid Kraft Foods Group $163 million related to targeted cash flows (together with the $247 million of cash divested on the Distribution Date, a total of $410 million of cash was transferred to Kraft Foods Group in connection with the Spin-Off). To facilitate the management, including final payment and resolution, of certain obligations, Kraft Foods Group retained certain of our North American net trade payables and receivables.

We also retained approximately $140 million of workers’ compensation liabilities for claims incurred by Kraft Foods Group employees prior to the Spin-Off. In November 2012, we paid Kraft Foods Group $95 million to cash settle the net trade payables and receivables. In March 2013, we collected $55 million from Kraft Foods Group related to the cash settlement of stock awards held by our respective employees at the time of the Spin-Off as further described in Note 12, Stock Plans.

In 2014, we concluded our Spin-Off transition plans. Historically, we incurred Spin-Off transaction, transition and financing and related costs (“Spin-Off Costs”) within our operating results. We have recorded Spin-Off Costs of $35 million in 2014, $62 million in 2013 and $1,053 million in 2012 in pre-tax earnings as follows:

	For the Years Ended December 31,
	2014	2013	2012
	(in millions)

Selling, general and administrative expenses	$35	$62	$444
Interest and other expense, net	–	–	609

Spin-Off Costs	$35	$62	$1,053

Through the end of 2014, we incurred total Spin-Off Costs of approximately $1.2 billion, and we do not expect to incur additional Spin-Off Costs.

Resolution of Starbucks Arbitration:

On December 13, 2013, an independent arbitrator in our dispute with the Starbucks Coffee Company (“Starbucks”) issued a decision and Final Award that Kraft Foods Global, Inc. (now Kraft Foods Group), the named party in the proceeding, had proven that it was entitled to recover and that Starbucks was required to pay $2,764 million in total cash compensation for Starbucks’ unilateral termination of the Starbucks packaged coffee business license and supply agreement. The award included compensation for 135% of the determined fair market value of the agreement for improper termination as well as prejudgment interest of $521 million and Kraft Foods Group’s attorney’s fees, which the parties agreed would equal $15 million. Starbucks has paid all of the amount owed pursuant to the ruling. Under the Separation and Distribution Agreement between Kraft Foods Group and us, Kraft Foods Group directed the recovery awarded in the arbitration proceeding to us. The dispute arose within the Kraft Foods Group discontinued operation and was directed to Mondelēz International in connection with the Spin-Off recapitalization plans. Accordingly, the pre-tax gain on the resolution of the Starbucks arbitration of $2.5 billion ($1.6 billion net of tax) was recorded in earnings from discontinued operations during the fourth quarter of 2013.

Acquisitions, Other Divestitures and Sales of Property:

On November 11, 2014, we announced the pending acquisition of a biscuit operation in Vietnam. The biscuit operation will become a subsidiary within our Asia Pacific segment. The total consideration to be paid is expected to be up to 12,656 billion Vietnamese dong ($600 million U.S. dollars as of December 31, 2014). We expect to close the initial phase of the transaction in mid 2015 after regulatory and other matters are resolved. We deposited $46 million in escrow upon signing the purchase agreement on November 10, 2014. We expect to pay approximately 9,935 billion Vietnamese dong ($471 million U.S. dollars as of December 31, 2014) and deposit an additional 991 billion Vietnamese dong ($47 million U.S. dollars as of December 31, 2014) in escrow upon completing the initial phase of the transaction in mid 2015, which we expect to fund from current borrowing capacity. The balance will be paid upon the satisfaction of final conditions, including the resolution of warranty or other claims and purchase price adjustments. Legal expenses related to the planned acquisition were $2 million in 2014 and were recorded within selling, general and administrative expenses.

On February 22, 2013, we acquired the remaining interest in a biscuit operation in Morocco, which is now a wholly-owned subsidiary within our EEMEA segment. We paid net cash consideration of $119 million, consisting of $155 million purchase price net of cash acquired of $36 million. Prior to the acquisition, our interest in the operation was accounted for under the equity method. As a result of obtaining a controlling interest, we consolidated the operation and upon finalizing the valuation of the acquired net assets, as of December 31, 2013, we had recorded the fair value of acquired assets (including identifiable intangible assets of $48 million), the liabilities assumed and goodwill of $209 million. During the three months ended March 31, 2013, we also recorded a pre-tax gain of $22 million related to the remeasurement of our previously-held equity interest in the operation to fair value in accordance with U.S. GAAP and acquisition costs of $7 million in interest and other expense, net and selling, general and administrative expenses. We recorded integration charges of $4 million in 2014 and $4 million in 2013 within cost of sales and selling, general and administrative expenses.

In 2013, we completed several divestitures primarily in our EEMEA and Europe segments that generated cash proceeds of $60 million and pre-tax gains of $8 million. The divestitures included a salty snacks business in Turkey, a confectionery business in South Africa and a chocolate business in Spain.

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

In 2013, we sold properties in India within our Asia Pacific segment and in Italy, the United Kingdom and Norway within our Europe segment. The India property sale generated a $39 million pre-tax gain and $53 million of cash proceeds. The Europe property sales generated $29 million in pre-tax net gains and $37 million of cash proceeds. We also have a $43 million receivable related to the United Kingdom property sale. The gains were recorded within selling, general and administrative expenses and cash proceeds were recorded in cash flows from other investing activities in the year ended December 31, 2013.

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

Note 3. Inventories

Inventories consisted of the following:

	As of December 31,
	2014	2013
	(in millions)

Raw materials	$1,122	$1,165
Finished product	2,358	2,578

Inventories, net	$3,480	$3,743

Note 4. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of December 31,
	2014	2013
	(in millions)

Land and land improvements	$574	$617
Buildings and building improvements	3,117	3,270
Machinery and equipment	11,737	12,351
Construction in progress	1,484	1,376

	16,912	17,614
Accumulated depreciation	(7,085)	(7,367)

Property, plant and equipment, net	$9,827	$10,247

In connection with our 2012-2014 Restructuring Program and 2014-2018 Restructuring Program (see Note 6, Restructuring Programs), we recorded non-cash asset write-downs (including accelerated depreciation and asset impairments) of $173 million in 2014 and $89 million in 2013. These charges were recorded in the consolidated statements of earnings within asset impairment and exit costs as follows and arose from restructuring activities further described in Note 6, Restructuring Programs.

	For the Years Ended December 31,
	2014	2013
	(in millions)

Latin America	$14	$–
Asia Pacific	23	2
EEMEA	16	–
Europe	37	27
North America	83	60

Total non-cash asset write-downs	$173	$89

Note 5. Goodwill and Intangible Assets

Goodwill by reportable segment was:

	As of December 31,
	2014	2013
	(in millions)

Latin America	$1,127	$1,262
Asia Pacific	2,395	2,504
EEMEA	1,942	2,764
Europe	8,952	10,026
North America	8,973	9,041

Goodwill	$23,389	$25,597

Intangible assets consisted of the following:

	As of December 31,
	2014	2013
	(in millions)

Non-amortizable intangible assets	$18,810	$20,067
Amortizable intangible assets	2,525	2,852

	21,335	22,919
Accumulated amortization	(1,000)	(925)

Intangible assets, net	$20,335	$21,994

Non-amortizable intangible assets consist principally of brand names purchased through our acquisitions of Nabisco Holdings Corp., the Spanish and Portuguese operations of United Biscuits, the global LU biscuit business of Groupe Danone S.A. and Cadbury Limited. Amortizable intangible assets consist primarily of trademarks, customer-related intangibles, process technology, licenses and non-compete agreements. At December 31, 2014, the weighted-average life of our amortizable intangible assets was 13.5 years.

Amortization expense for intangible assets was $206 million in 2014, $217 million in 2013 and $217 million in 2012. We currently estimate annual amortization expense for each of the next five years to be approximately $200 million.

Changes in goodwill and intangible assets consisted of:

	2014		2013
		Intangible		Intangible
	Goodwill	Assets, at cost	Goodwill	Assets, at cost
	(in millions)

Balance at January 1	$25,597	$22,919	$25,740	$23,269
Changes due to:
Currency	(2,256)	(1,528)	(336)	(390)
Divestitures	–	–	(13)	(7)
Acquisition	–	–	209	48
Asset impairments	–	(57)	–	–
Other	48	1	(3)	(1)

Balance at December 31	$23,389	$21,335	$25,597	$22,919

Changes to goodwill and intangible assets were:

•	Divestitures – In 2013, we reduced goodwill by $13 million and intangible assets by $7 million due to the divestitures of a chocolate business in Spain, a salty snacks business in Turkey and a confectionery business in South Africa.
•	Acquisitions – In 2013, we increased goodwill by $209 million and intangible assets by $48 million due to the acquisition of our remaining interest in a biscuit operation in Morocco.
•	Asset Impairments – In 2014, we recorded $57 million of charges related to two trademarks as described below.

On January 1, 2014, an organizational change occurred within our North America region from a country and product category structure to a regional product category structure. As a result, our North America region now has two instead of four reporting units. For any reporting units that were reorganized, the goodwill was allocated to the new reporting unit structure based on relative fair values of the related business units.

In 2014, 2013 and 2012, there were no impairments of goodwill. In connection with our 2014 annual impairment testing, each of our reporting units had sufficient fair value in excess of carrying value. While all reporting units passed our annual impairment testing, if expectations are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then the estimated fair values of a reporting unit or reporting units might decline and lead to a goodwill impairment in the future.

During our 2014 review of non-amortizable intangible assets, we recorded $57 million of impairment charges related to two trademarks. In both cases, the impairments arose due to lower than expected product growth and decisions made in the fourth quarter to redirect support for the products to other regional brands. We recorded a $48 million charge related to a biscuit trademark in our Asia Pacific segment and a $9 million charge related to a candy trademark in our Europe segment. The impairment charges were calculated as the excess of the carrying value over the estimated fair value of the intangible assets on a global basis and were recorded within asset impairment and exit costs. We primarily use a relief of royalty valuation method, which utilizes estimates of future sales, growth rates, royalty rates and discount rates in determining a brand’s global fair value. During our 2014 intangible asset impairment review, we also noted three brands with $341 million of aggregate book value as of December 31, 2014 that each had a fair value in excess of book value of 10% or less. While these intangible assets passed our annual impairment testing and we believe our current plans for each of these brands will allow them to continue to not be impaired, if expectations are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then a brand or brands could become impaired in the future.

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

Restructuring Costs:

We recorded restructuring charges of $274 million in 2014 within asset impairment and exit costs. The activity for the 2014-2018 Restructuring Program liability for the year ended December 31, 2014 was:

	Severance
	and related	Asset
	costs	Write-downs	Total
		(in millions)

Liability balance, January 1, 2014	$–	$–	$–
Charges	251	23	274
Cash spent	(17)	–	(17)
Non-cash settlements	(5)	(23)	(28)
Currency	(5)	–	(5)

Liability balance, December 31, 2014	$224	$–	$224

We spent $17 million in 2014 in cash severance and related costs. We also recognized non-cash pension plan settlement losses (see Note 10, Benefit Plans, for more details), non-cash asset write-downs (including accelerated depreciation and asset impairments) and other non-cash adjustments totaling $28 million in 2014. At December 31, 2014, $209 million of our net restructuring liability was recorded within other current liabilities and $15 million was recorded within other long-term liabilities.

Implementation Costs:

Implementation costs are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. We believe the disclosure of implementation costs provides readers of our financial statements with more information on the total costs of our 2014-2018 Restructuring Program. Implementation costs primarily relate to reorganizing our operations and facilities in connection with our supply chain reinvention program and other identified productivity and cost saving initiatives. The costs include incremental expenses related to the closure of facilities, costs to terminate certain contracts and the simplification of our information systems. Within our continuing results of operations, we recorded implementation costs of $107 million in 2014. We recorded these costs within cost of sales and general corporate expense within selling, general and administrative expenses.

Restructuring and Implementation Costs in Operating Income:

During 2014, we recorded restructuring and implementation costs related to the 2014-2018 Restructuring Program within operating income as follows:

For the Year Ended December 31, 2014	Latin	Asia			North
	America	Pacific	EEMEA	Europe	America	Corporate (1)	Total
				(in millions)
Restructuring Costs	$81	$16	$19	$91	$57	$10	$274
Implementation Costs	16	9	4	37	5	36	107

Total	$97	$25	$23	$128	$62	$46	$381

(1)	Includes adjustment for rounding.

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

Of the $1.5 billion of 2012-2014 Restructuring Program costs, we retained approximately $925 million and Kraft Foods Group retained the balance of the program. Through the end of 2014, we have incurred total restructuring and related implementation charges of $899 million, and we do not expect to incur any additional charges on the 2012-2014 Restructuring Program.

Restructuring Costs:

We recorded restructuring charges of $360 million in 2014, $267 million in 2013 and $102 million in 2012 within asset impairment and exit costs. During 2014, we also recorded out-of-period accruals for $73 million of severance ($52 million related to 2014 and $21 million related to 2013) in connection with a change in the timing of accruals for ongoing negotiations with workers’ councils and labor unions.

The activity for the 2012-2014 Restructuring Program liability for the years ended December 31, 2014 and 2013 was:

	Severance
	and related	Asset
	costs	Write-downs	Total
	(in millions)

Liability balance, January 1, 2013	$36	$–	$36
Charges	176	91	267
Cash spent	(108)	–	(108)
Non-cash settlements	(36)	(91)	(127)

Liability balance, December 31, 2013	$68	$–	$68

Charges	201	159	360
Cash spent	(130)	–	(130)
Non-cash settlements	(2)	(159)	(161)
Currency	(9)	–	(9)

Liability balance, December 31, 2014	$128	$–	$128

We spent $130 million in 2014, $108 million in 2013 and $33 million in 2012 in cash severance and related costs. We also recognized non-cash pension plan settlement losses (See Note 10, Benefit Plans), non-cash asset write-downs (including accelerated depreciation and asset impairments) and other non-cash adjustments totaling $161million in 2014, $127 million in 2013 and $33 million in 2012. At December 31, 2014, $98 million of our net restructuring liability was recorded within other current liabilities and $30 million was recorded within other long-term liabilities.

Implementation Costs:

Implementation costs related to our 2012-2014 Restructuring Program primarily relate to activities in connection with the Spin-Off such as reorganizing our operations and facilities, the discontinuance of certain product lines and incremental expenses related to the closure of facilities, replicating our information systems infrastructure and reorganizing our sales function. We recorded these costs within cost of sales and selling, general and administrative expenses primarily within our Europe and North America segments.

Restructuring and Implementation Costs in Operating Income:

During 2014, 2013 and 2012, we recorded restructuring and implementation costs related to the 2012-2014 Restructuring Program within operating income as follows:

For the Years Ended December 31,	Latin	Asia			North
	America	Pacific	EEMEA	Europe	America	Corporate (1)	Total
				(in millions)

2014
Restructuring Costs	$8	$34	$57	$148	$113	$–	$360
Implementation Costs	3	6	2	52	32	4	99

Total	$11	$40	$59	$200	$145	$4	$459

2013
Restructuring Costs	$21	$2	$12	$95	$135	$2	$267
Implementation Costs	–	–	2	36	25	–	63

Total	$21	$2	$14	$131	$160	$2	$330

2012
Restructuring Costs	$7	$–	$–	$6	$89	$–	$102
Implementation Costs	–	–	–	–	8	–	8

Total	$7	$–	$–	$6	$97	$–	$110

Total Project 2012-2014
Restructuring Costs	$36	$36	$69	$249	$337	$2	$729
Implementation Costs	3	6	4	88	65	4	170

Total	$39	$42	$73	$337	$402	$6	$899

(1)	Includes adjustment for rounding.

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

We recorded reversals to the Integration Program charges of $8 million in 2014 related to accruals no longer required. We recorded Integration Program charges of $216 million in 2013 and $185 million in 2012 in cost of sales and selling, general and administrative expenses within our Europe, Asia Pacific, Latin America and EEMEA segments. Changes in the remaining Integration Program liability during 2014 and 2013 were:

	2014	2013
	(in millions)

Balance at January 1	$145	$202
Charges	(8)	216
Cash spent	(69)	(255)
Currency / other	(10)	(18)

Balance at December 31	$58	$145

At December 31, 2014, $25 million of our net Integration Program liability was recorded within other current liabilities and $33 million, primarily related to leased facilities no longer in use, was recorded within other long-term liabilities.

Other Integration Costs:

In connection with our acquisition of a biscuit operation in Morocco in February 2013, we recorded integration charges of $4 million in 2014 and $4 million in 2013. We recorded these charges in cost of sales and selling, general and administrative expenses within our EEMEA segment. See Note 2, Divestitures and Acquisitions, for more information on the acquisition.

Cost Savings Initiatives:

Cost savings initiatives generally include exit, disposal and other project costs outside of our restructuring programs, Cadbury Integration Program and our other integration program costs and consist of the following specific initiatives:

•	In 2013, we recorded a $20 million charge primarily within the segment operating income of Latin America related to severance benefits provided to terminated employees and one-time charges and within the segment operating income of North America related to supply chain reinvention team expenses.
•	In 2012, we recorded a $21 million charge primarily within the segment operating income of Europe related to severance benefits provided to terminated employees and charges in connection with the reorganization in the Europe and EEMEA segments.

Note 8. Debt and Borrowing Arrangements

Short-Term Borrowings:

Our short-term borrowings and related weighted-average interest rates consisted of:

	As of December 31,
	2014		2013
	Amount	Weighted-	Amount	Weighted-
	Outstanding	Average Rate	Outstanding	Average Rate
	(in millions)		(in millions)

Commercial paper	$1,101	0.4%	$1,410	0.4%
Bank loans	204	8.8%	184	7.7%

Total short-term borrowings	$1,305		$1,594

As of December 31, 2014, the commercial paper issued and outstanding had between 2 and 86 days remaining to maturity. Bank loans include borrowings on primarily uncommitted credit lines maintained by some of our international subsidiaries to meet short-term working capital needs.

Borrowing Arrangements:

We maintain a revolving credit facility for general corporate purposes, including for working capital purposes and to support our commercial paper program. Our $4.5 billion five-year senior unsecured revolving credit facility expires on October 11, 2018. The revolving credit agreement includes a covenant that we maintain a minimum shareholders’ equity of at least $24.6 billion, excluding accumulated other comprehensive earnings / (losses) and the cumulative effects of any changes in accounting principles. At December 31, 2014, we met the covenant as our shareholders’ equity as defined by the covenant was $35.1 billion. The revolving credit facility agreement also contains customary representations, covenants and events of default. There are no credit rating triggers, provisions or other financial covenants that could require us to post collateral as security. As of December 31, 2014, no amounts were drawn on the facility.

Some of our international subsidiaries maintain primarily uncommitted credit lines to meet short-term working capital needs. Collectively, these credit lines amounted to $2.1 billion at December 31, 2014 and $2.4 billion at December 31, 2013. Borrowings on these lines amounted to $204 million at December 31, 2014 and $184 million at December 31, 2013.

Long-Term Debt:

Our long-term debt consisted of (interest rates are as of December 31, 2014):

	As of December 31,
	2014	2013
	(in millions)

U.S. dollar notes, 0.76% to 7.00% (weighted-average effective rate 5.13%), due through 2040	$10,873	$9,907
Euro notes, 0.58% to 6.25% (weighted-average effective rate 3.03%), due through 2021	3,918	4,448
Pound sterling notes, 7.25% (weighted-average effective rate 5.44%), due through 2018	573	1,116
Capital leases and other obligations	31	14

Total	15,395	15,485
Less current portion of long-term debt	(1,530)	(1,003)

Long-term debt	$13,865	$14,482

As of December 31, 2014, aggregate maturities of our debt based on stated contractual maturities were (in millions):

2015	2016	2017	2018	2019	Thereafter	Total
$1,530	$1,763	$1,498	$1,697	$1,250	$7,667	$15,405

On December 11, 2014, £300 million of our 5.375% British pound sterling bonds matured. The bonds and accrued interest to date were paid with cash on hand and the issuance of commercial paper.

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

On January 16, 2014, we issued $3.0 billion of U.S. dollar notes, consisting of:

•	$400 million of floating rate notes that bear interest at three-month LIBOR plus 0.52% and mature on February 1, 2019
•	$850 million of 2.250% fixed rate notes that mature on February 1, 2019
•	$1,750 million of 4.000% fixed rate notes that mature on February 1, 2024

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

We financed the repurchase of these notes, including the payment of accrued interest and other costs, with net proceeds received from the €2.4 billion notes issuance on December 11, 2013, cash on hand and commercial paper issuances. We recorded a $608 million loss on extinguishment of debt within interest expense related to the amount we paid to retire the debt in excess of its carrying value and from recognizing unamortized discounts and deferred financing costs in earnings at the time of the debt extinguishment. The loss on extinguishment is included in long-term debt repayments in the 2013 consolidated statement of cash flows. We also recognized $4 million in interest expense related to interest rate cash flow hedges that were deferred in accumulated other comprehensive losses and recognized into earnings over the life of the debt. Upon extinguishing the debt, the deferred cash flow hedge amounts were recorded in earnings.

On December 11, 2013, we issued €2.4 billion of Euro notes, or approximately $3.3 billion in U.S. dollars as of December 31, 2013, consisting of:

•	€400 million (or $550 million) of floating rate notes that bear interest at three-month EURIBOR plus 0.50% and mature on June 11, 2015
•	€750 million (or $1,031 million) of 1.125% fixed rate notes that mature on January 26, 2017
•	€1,250 million (or $1,718 million) of 2.375% fixed rate notes that mature on January 26, 2021

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

Our weighted-average interest rate on our total debt was 4.3% as of December 31, 2014, down from 4.8% as of December 31, 2013.

Fair Value of Our Debt:

The fair value of our short-term borrowings at December 31, 2014 and 2013 reflects current market interest rates and approximates the amounts we have recorded on our consolidated balance sheet. The fair value of our long-term debt was determined using quoted prices in active markets (Level 1 valuation data) for the publicly traded debt obligations. At December 31, 2014, the aggregate fair value of our total debt was $18,463 million and its carrying value was $16,700 million. At December 31, 2013, the aggregate fair value of our total debt was $18,807 million and its carrying value was $17,079 million.

Interest and Other Expense, Net:

Interest and other expense, net within our results of continuing operations consisted of:

	For the Years Ended December 31,
	2014	2013	2012
		(in millions)

Interest expense, debt	$778	$1,017	$1,177
Loss on debt extinguishment and related expenses	495	612	–
Unrealized gain on planned coffee business transactions currency hedge	(628)	–	–
Benefit from indemnification resolution	–	(49)	–
Spin-Off-related financing fees	–	–	609
Other expense / (income), net	43	(1)	77

Total interest and other expense, net	$688	$1,579	$1,863

See Note 2, Divestitures and Acquisitions, and Note 9, Financial Instruments, for information on the currency exchange forward contracts associated with the planned coffee business transactions. See Note 11, Commitments and Contingencies, for information on the benefit from the resolution of the Cadbury acquisition-related indemnification. See Note 9, Financial Instruments, on the Spin-Off related financing fees of $556 million related to several interest rate swap settlements in 2012.

Note 9. Financial Instruments

Fair Value of Derivative Instruments:

Derivative instruments were recorded at fair value in the consolidated balance sheets as follows:

	As of December 31,
	2014		2013
	Asset	Liability	Asset	Liability
	Derivatives	Derivatives	Derivatives	Derivatives
	(in millions)

Derivatives designated as accounting hedges:
Currency exchange contracts	$69	$17	$3	$11
Commodity contracts	12	33	2	3
Interest rate contracts	13	42	209	–

	$94	$92	$214	$14

Derivatives not designated as accounting hedges:
Currency exchange contracts	$735	$24	$84	$8
Commodity contracts	90	194	60	51
Interest rate contracts	59	39	64	38

	$884	$257	$208	$97

Total fair value	$978	$349	$422	$111

During 2014 and 2013, derivatives designated as accounting hedges include cash flow and fair value hedges and derivatives not designated as accounting hedges include economic hedges. Non-U.S. debt designated as a hedge of our net investments in non-U.S. operations is not reflected in the table above, but is included in long-term debt summarized in Note 8, Debt and Borrowing Arrangements. We record derivative assets and liabilities on a gross basis in our consolidated balance sheet. The fair value of our asset derivatives is recorded within other current assets and the fair value of our liability derivatives is recorded within other current liabilities.

The fair values (asset / (liability)) of our derivative instruments were determined using:

	As of December 31, 2014
		Quoted Prices in
		Active Markets	Significant	Significant
	Total	for Identical	Other Observable	Unobservable
	Fair Value of Net	Assets	Inputs	Inputs
	Asset / (Liability)	(Level 1)	(Level 2)	(Level 3)
	(in millions)

Currency exchange contracts	$763	$–	$763	$–
Commodity contracts	(125)	(49)	(76)	–
Interest rate contracts	(9)	–	(9)	–

Total derivatives	$629	$(49)	$678	$–

	As of December 31, 2013
		Quoted Prices in
		Active Markets	Significant	Significant
	Total	for Identical	Other Observable	Unobservable
	Fair Value of Net	Assets	Inputs	Inputs
	Asset /(Liability)	(Level 1)	(Level 2)	(Level 3)
	(in millions)

Currency exchange contracts	$68	$–	$68	$–
Commodity contracts	8	(4)	12	–
Interest rate contracts	235	–	235	–

Total derivatives	$311	$(4)	$315	$–

Level 1 financial assets and liabilities consist of exchange-traded commodity futures and listed options. The fair value of these instruments is determined based on quoted market prices on commodity exchanges. Our exchange-traded derivatives are generally subject to master netting arrangements that permit net settlement of transactions with the same counterparty when certain criteria are met, such as in the event of default. We also are required to maintain cash margin accounts in connection with funding the settlement of our open positions, and the margin requirements generally fluctuate daily based on market conditions. We have recorded margin deposits related to our exchange-traded derivatives of $84 million as of December 31, 2014 and $21 million as of December 31, 2013 within other current assets. Based on our net asset or liability positions with individual counterparties, in the event of default and immediate net settlement of all of our open positions, for derivatives we have in a net liability position, we would owe $3 million as of December 31, 2014, and for derivatives we have in a net asset position, our counterparties would owe us a total of $38 million as of December 31, 2014 and $17 million as of December 31, 2013.

Level 2 financial assets and liabilities consist primarily of over-the-counter (“OTC”) currency exchange forwards, options and swaps; commodity forwards and options; and interest rate swaps. Our currency exchange contracts are valued using an income approach based on observable market forward rates less the contract rate multiplied by the notional amount. Commodity derivatives are valued using an income approach based on the observable market commodity index prices less the contract rate multiplied by the notional amount or based on pricing models that rely on market observable inputs such as commodity prices. Our calculation of the fair value of interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the observable market interest rate curve. Our calculation of the fair value of financial instruments takes into consideration the risk of nonperformance, including counterparty credit risk. Our OTC derivative transactions are governed by International Swap Dealers Association agreements and other standard industry contracts. Under these agreements, we do not post nor require collateral from our counterparties. The majority of our commodity and currency exchange OTC derivatives do not have a legal right of set-off. In connection with our OTC derivatives that could be net-settled in the event of default, assuming all parties were to fail to comply with the terms of the agreements, for derivatives we have in a net liability position, we would owe $156 million as of December 31, 2014 and $40 million as of December 31, 2013, and for derivatives we have in a net asset position, our counterparties would owe us a total of $72 million as of December 31, 2014 and $275 million as of December 31, 2013. We manage the credit risk in connection with these and all our derivatives by entering into transactions with counterparties with investment grade credit ratings, limiting the amount of exposure with each counterparty and monitoring the financial condition of our counterparties.

Derivative Volume:

The net notional values of our derivative instruments were:

	Notional Amount
	As of December 31,
	2014	2013
	(in millions)

Currency exchange contracts:
Intercompany loans and forecasted interest payments	$3,640	$4,369
Forecasted transactions	6,681	2,565
Commodity contracts	1,569	805
Interest rate contracts	3,970	2,273
Net investment hedge – euro notes	3,932	4,466
Net investment hedge – pound sterling notes	545	1,076

Cash Flow Hedges:

Cash flow hedge activity, net of taxes, within accumulated other comprehensive earnings / (losses) included:

	For the Years Ended December 31,
	2014	2013	2012
	(in millions)

Accumulated gain / (loss) at January 1	$117	$(38)	$(297)
Transfer of realized (gains) / losses to earnings	(40)	53	312
Unrealized gain / (loss)	(79)	102	(75)
Discontinued operations	–	–	(134)
Impact of Spin-Off	–	–	156

Accumulated gain / (loss) at December 31	$(2)	$117	$(38)

After-tax gains / (losses) reclassified from accumulated other comprehensive earnings / (losses) into net earnings were:

	For the Years Ended December 31,
	2014	2013	2012
	(in millions)
Currency exchange contracts - forecasted transactions	$26	$(26)	$58
Commodity contracts	16	(23)	(10)
Interest rate contracts	(2)	(4)	(360)

Total	$40	$(53)	$(312)

After-tax gains / (losses) recognized in other comprehensive earnings / (losses) were:

	For the Years Ended December 31,
	2014	2013	2012
	(in millions)
Currency exchange contracts - forecasted transactions	$82	$(23)	$(16)
Commodity contracts	(2)	3	(24)
Interest rate contracts	(159)	122	(35)

Total	$(79)	$102	$75

Pre-tax gains / (losses) on ineffectiveness recognized in net earnings from continuing operations were:

	For the Years Ended December 31,
	2014	2013	2012
	(in millions)

Commodity contracts	$(10)	$1	$(3)
Interest rate contracts	–	–	(23)

Total	$(10)	$1	$(26)

Pre-tax gains / (losses) on amounts excluded from effectiveness testing recognized in net earnings from continuing operations included a pre-tax loss of $556 million we recognized in 2012 within interest and other expense, net related to certain forward-starting interest rate swaps for which the planned timing of the related forecasted debt was changed in connection with our Spin-Off plans and related debt capitalization plans.

We record pre-tax and after-tax (i) gains or losses reclassified from accumulated other comprehensive earnings / (losses) into earnings, (ii) gains or losses on ineffectiveness and (iii) gains or losses on amounts excluded from effectiveness testing in:

•	cost of sales for commodity contracts;
•	cost of sales for currency exchange contracts related to forecasted transactions; and
•	interest and other expense, net for interest rate contracts and currency exchange contracts related to intercompany loans.

Based on current market conditions, we would expect to transfer unrealized losses of $20 million (net of taxes) for commodity cash flow hedges, unrealized gains of $53 million (net of taxes) for currency cash flow hedges and unrealized losses of $1 million (net of taxes) for interest rate cash flow hedges to earnings during the next 12 months.

Hedge Coverage:

As of December 31, 2014, we hedged transactions forecasted to impact cash flows over the following periods:

•	commodity transactions for periods not exceeding the next 15 months;
•	interest rate transactions for periods not exceeding the next 31 years and 2 months; and
•	currency exchange transactions for periods not exceeding the next 4 years and 10 months.

Fair Value Hedges:

Pre-tax gains / (losses) due to changes in fair value of our interest rate swaps and related hedged long-term debt were recorded in interest and other expense, net:

	For the Years Ended December 31,
	2014	2013	2012
		(in millions)

Derivatives	$13	$–	$(2)
Borrowings	(13)	–	2

Fair value hedge ineffectiveness and amounts excluded from effectiveness testing were not material for all periods presented.

Economic Hedges:

Pre-tax gains / (losses) recorded in net earnings for economic hedges were:

	For the Years Ended December 31,			Location of Gain / (Loss) Recognized in Earnings
	2014	2013	2012
	(in millions)

Currency exchange contracts:
Intercompany loans and forecasted interest payments	$4	$18	$24	Interest and other expense, net
Forecasted transactions	29	65	7	Cost of sales
Forecasted transactions	610	9	(17)	Interest and other expense, net
Forecasted transactions	(4)	4	–	Selling, general and administrative expenses
Interest rate contracts	–	–	3	Interest and other expense, net
Commodity contracts	(136)	(40)	(49)	Cost of sales

Total	$503	$56	$(32)

In connection with the planned coffee business transactions, we entered into euro to U.S. dollar currency exchange forward contracts to hedge an expected cash receipt of €4 billion upon closing. As the forward contracts relate to a pending business divestiture, unrealized gains and losses on the derivative are recorded in earnings. We recorded a $628 million unrealized gain for the year ended December 31, 2014 within interest and other expense, net in connection with the forward contracts as the U.S. dollar strengthened relative to the euro. See Note 2, Divestitures and Acquisitions—Planned Coffee Business Transactions, for additional information on the monetization of the currency exchange forward contracts in the first quarter of 2015.

Hedges of Net Investments in International Operations:

After-tax gains / (losses) related to hedges of net investments in international operations in the form of euro and pound sterling-denominated debt were:

				Location of
	For the Years Ended December 31,			Gain / (Loss)
	2014	2013	2012	Recognized in AOCI
		(in millions)

Euro notes	$328	$(50)	$(41)	Currency Translation
Pound sterling notes	39	(13)	(29)	Adjustment

Note 10. Benefit Plans

Pension Plans

Obligations and Funded Status:

The projected benefit obligations, plan assets and funded status of our pension plans were:

	U.S. Plans		Non-U.S. Plans
	2014	2013	2014	2013
	(in millions)

Benefit obligation at January 1	$1,266	$1,389	$9,920	$9,786
Service cost	57	71	184	172
Interest cost	67	60	388	358
Benefits paid	(20)	(14)	(446)	(420)
Settlements paid	(52)	(59)	–	–
Actuarial (gains) / losses	266	(182)	1,604	(184)
Currency	–	–	(949)	183
Other	22	1	153	25

Benefit obligation at December 31	1,606	1,266	10,854	9,920

Fair value of plan assets at January 1	1,118	903	8,122	7,381
Actual return on plan assets	159	111	971	675
Contributions	11	178	353	350
Benefits paid	(20)	(14)	(446)	(420)
Settlements paid	(52)	(59)	–	–
Currency	–	–	(681)	136
Other	–	(1)	43	–

Fair value of plan assets at December 31	1,216	1,118	8,362	8,122

Net pension liability at December 31	$(390)	$(148)	$(2,492)	$(1,798)

The accumulated benefit obligation, which represents benefits earned to the measurement date, was $1,474 million at December 31, 2014 and $1,133 million at December 31, 2013 for the U.S. pension plans. The accumulated benefit obligation for the non-U.S. pension plans was $10,462 million at December 31, 2014 and $9,605 million at December 31, 2013.

For salaried and non-union hourly employees hired after January 1, 2009, we discontinued benefits under our U.S. pension plans and replaced them with an enhanced Company contribution to our employee defined contribution plan. Effective December 31, 2019, benefit accruals will cease under the U.S. non-union pension plan. For non-union employees participating in that plan on December 31, 2019, we will calculate the pension benefit obligation based on pay and service as of that date and no longer accrue new benefits.

The combined U.S. and non-U.S. pension plans resulted in a net pension liability of $2,882 million at December 31, 2014 and $1,946 million at December 31, 2013. We recognized these amounts in our consolidated balance sheets as follows:

	As of December 31,
	2014	2013
	(in millions)

Prepaid pension assets	$53	$54
Other accrued liabilities	(23)	(38)
Accrued pension costs	(2,912)	(1,962)

	$(2,882)	$(1,946)

Certain of our U.S. and non-U.S. plans are underfunded and have accumulated benefit obligations in excess of plan assets. For these plans, the projected benefit obligations, accumulated benefit obligations and the fair value of plan assets were:

	U.S. Plans		Non-U.S. Plans
	As of December 31,		As of December 31,
	2014	2013	2014	2013
	(in millions)

Projected benefit obligation	$1,606	$86	$10,108	$8,379
Accumulated benefit obligation	1,474	73	9,763	8,197
Fair value of plan assets	1,216	2	7,576	6,571

We used the following weighted-average assumptions to determine our benefit obligations under the pension plans:

	U.S. Plans		Non-U.S. Plans
	As of December 31,		As of December 31,
	2014	2013	2014	2013

Discount rate	4.20%	5.10%	2.99%	4.00%
Expected rate of return on plan assets	7.25%	7.75%	5.96%	6.18%
Rate of compensation increase	4.00%	4.00%	3.26%	3.61%

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

Components of Net Pension Cost:

Net pension cost consisted of the following:

	U.S. Plans			Non-U.S. Plans
	For the Years Ended December 31,			For the Years Ended December 31,
	2014	2013	2012	2014	2013	2012
	(in millions)

Service cost	$57	$71	$142	$184	$172	$172
Interest cost	67	60	275	388	358	425
Expected return on plan assets	(81)	(67)	(358)	(485)	(435)	(494)
Amortization:
Net loss from experience differences	29	55	253	106	136	121
Prior service cost	2	2	6	–	1	3
Other expenses	28	1	113	14	3	22
Net pension costs related to discontinued operations	–	–	(263)	–	–	(29)

Net pension cost included in continuing operations	$102	$122	$168	$207	$235	$220

The following costs are included within other expenses above. Employees who elected lump-sum payments in connection with our 2012-2014 Restructuring Program and cost saving initiatives and retired employees who elected lump-sum payments resulted in net settlement losses for our U.S. plans of $28 million in 2014, $1 million in 2013, and $113 million in 2012 (2012 includes amounts related to the discontinued operation of Kraft Foods Group). Curtailment and settlement losses for our non-U.S. plans in 2014 included $12 million related to employees affected by our 2014-2018 Restructuring Program and retired employees who elected lump-sum payments. Non-U.S. plant closures and early retirement benefits resulted in curtailment and settlement losses of $2 million in 2013 and $9 million in 2012. In addition, we incurred special termination benefit costs of $2 million in 2014 and $1 million in 2013 in the non-U.S. plans related to the 2012-2014 Restructuring Program. We incurred special termination benefit costs of $13 million in 2012 in the non-U.S. plans related to the Cadbury integration.

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

As of December 31, 2014, for the combined U.S. and non-U.S. pension plans, we expected to amortize from accumulated other comprehensive earnings / (losses) into net periodic pension cost during 2015:

•	an estimated $224 million of net loss from experience differences; and
•	less than $1 million of estimated prior service cost.

We used the following weighted-average assumptions to determine our net pension cost:

	U.S. Plans			Non-U.S. Plans
	For the Years Ended December 31,			For the Years Ended December 31,
	2014	2013	2012	2014	2013	2012
Discount rate	5.10%	4.20%	4.56%	4.03%	3.81%	4.62%
Expected rate of return on plan assets	7.75%	7.75%	8.00%	6.17%	6.08%	6.47%
Rate of compensation increase	4.00%	4.00%	4.00%	3.63%	3.47%	3.58%

Plan Assets:

The fair value of pension plan assets was determined using the following fair value measurements:

	As of December 31, 2014
		Quoted Prices	Significant
Asset Category	Total Fair Value	in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)

U.S. equity securities	$124	$124	$–	$–
Non-U.S. equity securities	698	698	–	–
Pooled funds - equity securities	2,192	538	1,654	–

Total equity securities	3,014	1,360	1,654	–

Government bonds	2,283	234	2,049	–
Pooled funds - fixed-income securities	1,151	311	743	97
Corporate bonds and other fixed-income securities	1,174	314	111	749

Total fixed-income securities	4,608	859	2,903	846

Real estate	406	110	4	292
Hedge funds	829	–	–	829
Private equity	237	–	–	237
Cash	253	246	7	–
Other	157	124	30	3

Total	$9,504	$2,699	$4,598	$2,207

	As of December 31, 2013
		Quoted Prices	Significant
Asset Category	Total Fair Value	in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)

U.S. equity securities	$104	$104	$–	$–
Non-U.S. equity securities	665	665	–	–
Pooled funds - equity securities	2,571	799	1,772	–

Total equity securities	3,340	1,568	1,772	–

Government bonds	1,560	308	1,252	–
Pooled funds - fixed-income securities	1,176	311	850	15
Corporate bonds and other fixed-income securities	1,350	108	462	780

Total fixed-income securities	4,086	727	2,564	795

Real estate	381	110	4	267
Hedge funds	820	–	–	820
Private equity	227	–	–	227
Cash	251	251	–	–
Other	54	–	54	–

Total	$9,159	$2,656	$4,394	$2,109

We excluded plan assets of $74 million at December 31, 2014 and $81 million at December 31, 2013 from the above tables related to certain insurance contracts as they are reported at contract value, in accordance with authoritative guidance.

Fair value measurements:

•	Level 1 – includes primarily U.S and non-U.S. equity securities and government bonds valued using quoted prices in active markets.
•	Level 2 – includes primarily pooled funds, including assets in real estate pooled funds, valued using net asset values of participation units held in common collective trusts, as reported by the managers of the trusts and as supported by the unit prices of actual purchase and sale transactions. Level 2 plan assets also include corporate bonds and other fixed-income securities, valued using independent observable market inputs, such as matrix pricing, yield curves and indices.
•	Level 3 – includes investments valued using unobservable inputs that reflect the plans’ assumptions that market participants would use in pricing the assets, based on the best information available.
•	Fair value estimates for pooled funds are calculated by the investment advisor when reliable quotations or pricing services are not readily available for certain underlying securities. The estimated value is based on either cost, or last sale price for most of the securities valued in this fashion.
•	Fair value estimates for private equity investments are calculated by the general partners using the market approach to estimate the fair value of private investments. The market approach utilizes prices and other relevant information generated by market transactions, type of security, degree of liquidity, restrictions on the disposition, latest round of financing data, company financial statements, relevant valuation multiples and discounted cash flow analyses.
•	Fair value estimates for real estate investments are calculated by the investment managers using the present value of future cash flows expected to be received from the investments, based on valuation methodologies such as appraisals, local market conditions, and current and projected operating performance.
•	Fair value estimates for investments in hedge fund-of-funds are calculated by the investment managers using the net asset value per share of the investment as reported by the money managers of the underlying funds.
•	Fair value estimates for certain fixed-income securities such as insurance contracts are calculated based on the future stream of benefit payments discounted using prevailing interest rates based on the valuation date.

Changes in our Level 3 plan assets, which are recorded in other comprehensive earnings / (losses), included:

Asset Category	January 1, 2014 Balance	Net Realized and Unrealized Gains/(Losses)	Net Purchases, Issuances and Settlements	Net Transfers Into/(Out of) Level 3	Currency Impact	December 31, 2014 Balance
	(in millions)
Pooled funds- fixed-income securities	$15	$(15)	$15	$87	$(5)	$97
Corporate bond and other fixed-income securities	780	80	(64)	–	(47)	749
Real estate	267	37	(2)	10	(20)	292
Hedge funds	820	40	20	–	(51)	829
Private equity	227	45	(19)	2	(15)	240

Total Level 3 investments	$2,109	$187	$(50)	$99	$(138)	$2,207

Asset Category	January 1, 2013 Balance	Net Realized and Unrealized Gains/(Losses)	Net Purchases, Issuances and Settlements	Net Transfers Into/(Out of) Level 3	Currency Impact	December 31, 2013 Balance
	(in millions)
Pooled funds- fixed-income securities	$10	$(1)	$2	$4	$–	$15
Corporate bond and other fixed-income securities	794	17	(48)	(1)	18	780
Real estate	239	10	12	–	6	267
Hedge funds	263	(11)	535	–	33	820
Private equity	210	15	(4)	–	6	227

Total Level 3 investments	$1,516	$30	$497	$3	$63	$2,109

The increases in Level 3 pension plan investments during 2014 were primarily due to unrealized gains across most of the Level 3 asset categories and net transfers into pooled funds-fixed income securities offset by the effects of currency. The increases in Level 3 pension plan investments during 2013 were primarily due to net purchases in hedge funds.

The percentage of fair value of pension plan assets was:

	U.S. Plans		Non-U.S. Plans
	As of December 31,		As of December 31,
Asset Category	2014	2013	2014	2013

Equity securities	45%	53%	30%	34%
Fixed-income securities	52%	44%	48%	45%
Real estate	3%	3%	4%	4%
Hedge funds	–	–	10%	10%
Private equity	–	–	3%	3%
Cash	–	–	3%	3%
Other	–	–	2%	1%

Total	100%	100%	100%	100%

For our U.S. plans, our investment strategy is based on our expectation that equity securities will outperform fixed-income securities over the long term. We attempt to maintain our target asset allocation by rebalancing between asset classes as we make contributions and monthly benefit payments. Due to the nature and timing of our expected pension liabilities, in the first quarter of 2014, we strategically reduced the risk level of the investment portfolio relative to the liabilities of our plans by lowering our target allocation to equity securities (including investments in real estate) to 50% and increasing the fixed-income allocation target to 50%. Historically we targeted an allocation of approximately 60% of our plan assets in equity securities and approximately 40% in fixed-income securities. The strategy uses indexed U.S. equity securities, actively managed and indexed international equity securities and actively managed U.S. investment grade fixed-income securities (which constitute 95% or more of fixed-income securities) with lesser allocations to high yield fixed-income securities. At December 31, 2013, we had a higher allocation to fixed income due to a voluntary $163 million contribution that was made on December 27, 2013 and temporarily invested in a short-term fixed income investment at year-end.

For our non-U.S. plans, the investment strategy is subject to local regulations and the asset / liability profiles of the plans in each individual country. These specific circumstances result in a level of equity exposure that is typically less than the U.S. plans. In aggregate, the asset allocation targets of our non-U.S. plans are broadly characterized as a mix of approximately 35% equity securities (including investments in real estate), approximately 50% fixed-income securities and approximately 15% other alternative securities. Our investment strategy for our largest non-U.S. plan, which comprises 50% of our non-U.S. pension assets, is designed to balance risk and return by diversifying across a wide range of return-seeking and liability matching assets, invested in a range of both active and passive mandates. We target an allocation of approximately 15% in equity securities, 18% credit, 13% private markets, 16% other diversifying assets, and 38% liability matching assets. The strategy uses actively managed and indexed global developed and emerging market equities, actively managed global investment grade and alternative credit, global private equity and real estate, other diversifying assets including hedge funds, and other liability matching assets including a buy-in annuity policy. During 2013, the level of diversification was strategically increased by reducing the plan’s equity exposure by approximately 10% and investing the majority of the proceeds in hedge funds and other diversifying assets.

Employer Contributions:

In 2014, we contributed $11 million to our U.S. pension plans and $334 million to our non-U.S. pension plans. In addition, employees contributed $19 million to our non-U.S. plans. We make contributions to our U.S. and non-U.S. pension plans primarily to the extent that they are tax deductible and do not generate an excise tax liability.

In 2015, we estimate that our pension contributions will be $210 million to our U.S. plans and $319 million to our non-U.S. plans based on current tax laws. Of the total 2015 pension contributions, $200 million is expected to be voluntary. Our actual contributions may be different due to many factors, including changes in tax and other benefit laws, significant differences between expected and actual pension asset performance or interest rates, or other factors.

Future Benefit Payments:

The estimated future benefit payments from our pension plans at December 31, 2014 were (in millions):

Year ending:	2015	2016	2017	2018	2019	2020-2024

U.S. Plans	$73	$82	$89	$99	$114	$593
Non-U.S. Plans	$434	$437	$451	$462	$476	$2,569

Multiemployer Pension Plans:

We made contributions to multiemployer pension plans of $32 million in 2014, $32 million in 2013 and $30 million in 2012. These plans provide pension benefits to retirees under certain collective bargaining agreements. The following is the only individually significant multiemployer plan we participate in as of December 31, 2014:

Expiration Date
		Pension	FIP / RP		of Collective-
	EIN / Pension	Protection Act	Status Pending /	Surcharge	Bargaining
Pension Fund	Plan Number	Zone Status	Implemented	Imposed	Agreements

Bakery and Confectionery Union and Industry International Pension Fund	526118572	Red	Implemented	Yes	2/29/2016

Our contributions exceeded 5% of total contributions to the Bakery and Confectionery Union and Industry International Pension Fund (the “Fund”) for fiscal years 2014, 2013 and 2012. Our contributions to the Fund were $25 million in 2014, $26 million in 2013 and $25 million in 2012. Our contribution to the Fund is based on our contribution rates under our collective bargaining agreements, the number of our eligible employees and Fund surcharges. We expect our contribution for the next year to be approximately $30 million under the current collective bargaining arrangements. The Fund’s actuarial valuation has been completed and the zone status was changed to “Red” in 2012. As a result of this certification, we are being charged a 10% surcharge on our contribution rates. Our expected future contributions include the surcharge. The Fund adopted a rehabilitation plan on November 7, 2012 that requires contribution increases and reduction to benefit provisions.

Our contributions to other multiemployer pension plans that were not individually significant were $7 million in 2014, $6 million in 2013 and $5 million in 2012. These contributions include contributions related to Kraft Foods Group employees who participated in our multiemployer pension plans through October 1, 2012 of $2 million in 2012.

Other Costs:

We sponsor and contribute to employee defined contribution plans. These plans cover eligible salaried, non-union and union employees. Our contributions and costs are determined by the matching of employee contributions, as defined by the plans. Amounts charged to expense in continuing operations for defined contribution plans totaled $46 million in 2014, $66 million in 2013 and $74 million in 2012.

Postretirement Benefit Plans

Obligations:

Our postretirement health care plans are not funded. The changes in and the amount of the accrued benefit obligation were:

	As of December 31,
	2014	2013
	(in millions)

Accrued benefit obligation at January 1	$422	$458
Service cost	13	15
Interest cost	22	20
Benefits paid	(9)	(7)
Plan amendments	–	(3)
Currency	(11)	(7)
Assumption changes	75	(56)
Actuarial (gains) / losses	14	(4)
Other	12	6

Accrued benefit obligation at December 31	$538	$422

The current portion of our accrued postretirement benefit obligation of $11 million at December 31, 2014 and $9 million at December 31, 2013 was included in other accrued liabilities.

We used the following weighted-average assumptions to determine our postretirement benefit obligations:

	U.S. Plans		Non-U.S. Plans
	As of December 31,		As of December 31,
	2014	2013	2014	2013

Discount rate	4.20%	5.10%	4.52%	4.81%
Health care cost trend rate assumed for next year	6.50%	7.00%	5.18%	4.76%
Ultimate trend rate	5.00%	5.00%	5.53%	5.54%
Year that the rate reaches the ultimate trend rate	2018	2018	2018	2019

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

Assumed health care cost trend rates have a significant impact on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	As of December 31, 2014
	One-Percentage-Point
	Increase	Decrease
	(in millions)

Effect on postretirement benefit obligation	$90	$(71)
Effect on annual service and interest cost	$6	$(5)

Components of Net Postretirement Health Care Costs:

Net postretirement health care costs consisted of the following:

	For the Years Ended December 31,
	2014	2013	2012
		(in millions)

Service cost	$13	$15	$35
Interest cost	22	20	121
Amortization:
Net loss from experience differences	5	12	65
Prior service credit	(10)	(12)	(31)
Other(1)	–	–	29
Net postretirement health care costs related to discontinued operations	–	–	(135)

Net postretirement health care costs included within continuing operations	$30	$35	$84

(1)	In 2012, we recorded a $23 million unfunded U.S. postretirement plan obligation related to long-term disability benefits.

As of December 31, 2014, we expected to amortize from accumulated other comprehensive earnings / (losses) into pre-tax net postretirement health care costs during 2015:

•	an estimated $13 million of net loss from experience differences, and
•	an estimated $7 million of prior service credit.

We used the following weighted-average assumptions to determine our net postretirement cost:

	U.S. Plans			Non-U.S. Plans
	For the Years Ended December 31,			For the Years Ended December 31,
	2014	2013	2012	2014	2013	2012

Discount rate	5.10%	4.20%	4.47%	5.17%	4.39%	4.14%
Health care cost trend rate	7.00%	7.50%	7.00%	5.11%	6.47%	6.21%

Future Benefit Payments:

Our estimated future benefit payments for our postretirement health care plans at December 31, 2014 were (in millions):

Year ending:	2015	2016	2017	2018	2019	2020-2024

U.S. Plans	$7	$8	$10	$11	$13	$86
Non-U.S. Plans	$5	$6	$6	$6	$7	$38

Other Costs:

We made contributions to multiemployer medical plans totaling $18 million in 2014, $18 million in 2013 and $31 million in 2012. The contributions include contributions related to Kraft Foods Group employees who participated in our multiemployer medical plans through October 1, 2012 of $13 million in 2012. These plans provide medical benefits to active employees and retirees under certain collective bargaining agreements.

Postemployment Benefit Plans

Obligations:

Our postemployment plans are primarily not funded. The changes in and the amount of the accrued benefit obligation at December 31, 2014 and 2013 were:

	2014	2013
	(in millions)

Accrued benefit obligation at January 1	$103	$100
Service cost	9	8
Interest cost	6	5
Benefits paid	(17)	(21)
Assumption changes	2	(2)
Actuarial losses	(9)	13

Accrued benefit obligation at December 31	$94	$103

The accrued benefit obligation was determined using a weighted-average discount rate of 5.6% in 2014 and 6.2% in 2013, an assumed weighted-average ultimate annual turnover rate of 0.3% in 2014 and 2013, assumed compensation cost increases of 4.0% in 2014 and 2013 and assumed benefits as defined in the respective plans.

Postemployment costs arising from actions that offer employees benefits in excess of those specified in the respective plans are charged to expense when incurred.

Components of Net Postemployment Costs:

Net postemployment costs consisted of the following:

	For the Years Ended December 31,
	2014	2013	2012
		(in millions)

Service cost	$9	$8	$12
Interest cost	6	5	8
Amortization of net (gains) / losses	–	(1)	(3)
Other	–	(1)	3
Net postemployment costs related to discontinued operations	–	–	(5)

Net postemployment costs included in continuing operations	$15	$11	$15

As of December 31, 2014, the estimated net gain for the postemployment benefit plans that we expected to amortize from accumulated other comprehensive earnings / (losses) into net postemployment costs during 2015 was insignificant.

Note 11. Commitments and Contingencies

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

On February 28, 2013, Cadbury India Limited (now known as Mondelez India Foods Limited), a subsidiary of Mondelēz International, and other parties received a show cause notice from the Indian Department of Central Excise Authority (the “Excise Authority”). The notice calls upon the parties to demonstrate why the Excise Authority should not collect 2.5 billion Indian rupee (approximately $40 million U.S. dollars as of December 31, 2014) of unpaid excise tax as well as 2.5 billion Indian rupee (approximately $40 million U.S. dollars as of December 31, 2014) of penalties and interest related to production at the same Indian facility. Subsequently, the Excise Authority issued another show cause notice, dated March 3, 2014, on the same issue but covering the period February to December 2013, thereby adding 1.2 billion Indian rupee (approximately $19 million U.S. dollars as of December 31, 2014) of unpaid excise taxes as well as 1.2 billion Indian rupee (approximately $19 million U.S. dollars as of December 31, 2014) of penalties and interest to the amount claimed by the Excise Authority. The latest notice includes an accruing claim for excise as finished products leave the facility on an ongoing basis. We believe that the decision to claim the excise tax benefit is valid and we are contesting the show cause notice through the administrative and judicial process.

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

Third-Party Guarantees:

We enter into third-party guarantees primarily to cover the long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At December 31, 2014, we had no material third-party guarantees recorded on our consolidated balance sheet.

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

Leases:

Rental expenses recorded in continuing operations were $399 million in 2014, $386 million in 2013 and $341 million in 2012. As of December 31, 2014, minimum rental commitments under non-cancelable operating leases in effect at year-end were (in millions):

Year ending:	2015	2016	2017	2018	2019	Thereafter	Total
	$309	$227	$182	$129	$102	$131	$1,080

Note 12. Stock Plans

On May 21, 2014, our shareholders approved the Amended and Restated 2005 Performance Incentive Plan (the “2005 Plan”). Under the amended plan, we now make grants to non-employee directors under the 2005 Plan, and we will no longer make any grants under the Amended and Restated 2006 Stock Compensation Plan for Non-Employee Directors (the “2006 Directors Plan”). We also increased the number of shares available for issuance under the 2005 Plan by 75.7 million, which includes the shares remaining available for issuance under the 2006 Directors Plan as of March 14, 2014. Under the 2005 Plan, we are now authorized to issue a maximum of 243.7 million shares of our Common Stock. We may not make any grants under the 2005 Plan after May 21, 2024. As of December 31, 2014, there were 90.6 million shares available to be granted under the 2005 Plan.

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

Stock Options:

Stock options (including stock appreciation rights) are granted at an exercise price equal to the market value of the underlying stock on the grant date, generally become exercisable in three annual installments beginning on the first anniversary of the grant date and have a maximum term of ten years.

We account for our employee stock options under the fair value method of accounting using a Black-Scholes methodology to measure stock option expense at the date of grant. The fair value of the stock options at the date of grant is amortized to expense over the vesting period. We recorded compensation expense related to stock options held by our employees of $47 million in 2014, $39 million in 2013 and $39 million in 2012 in our results from continuing operations. The deferred tax benefit recorded related to this compensation expense was $12 million in 2014, $11 million in 2013 and $11 million in 2012. The unamortized compensation expense related to our employee stock options was $67 million at December 31, 2014 and is expected to be recognized over a weighted-average period of 2 years.

Our weighted-average Black-Scholes fair value assumptions were:

	Risk-Free Interest Rate	Expected Life	Expected Volatility	Expected Dividend Yield	Fair Value at Grant Date

2014	1.87%	6 years	21.48%	1.64%	$6.60
2013	1.15%	6 years	20.36%	1.94%	$4.31
2012	1.16%	6 years	20.13%	3.08%	$4.78

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

Stock option activity is reflected below:

		Weighted-
		Average	Average
	Shares Subject	Exercise or Grant Price	Remaining Contractual	Aggregate Intrinsic
	to Option	Per Share	Term	Value

Balance at January 1, 2012	49,598,867	$28.87

Annual grant to eligible employees	12,816,380	38.00
Additional options issued	696,459	37.60

Total options granted	13,512,839	37.97
Options exercised (1)	(8,168,062)	26.39		$93 million
Options cancelled	(2,440,601)	30.20
Adjustment due to the Spin-Off (2)	249,996	19.59

Balance at December 31, 2012	52,753,039	20.45		$264 million

Annual grant to eligible employees	11,644,280	27.05
Additional options issued	762,512	29.69

Total options granted	12,406,792	27.21
Options exercised (1)	(7,185,616)	19.41		$79 million
Options cancelled	(2,190,776)	23.86

Balance at December 31, 2013	55,783,439	21.96		$744 million

Annual grant to eligible employees	9,919,810	34.17
Additional options issued	500,250	33.65

Total options granted	10,420,060	34.14
Options exercised (1)	(8,076,550)	20.85		$125 million
Options cancelled	(1,695,398)	27.65

Balance at December 31, 2014	56,431,551	24.19	7 years	$685 million

Exercisable at December 31, 2014	34,811,236	20.66	6 years	$545 million

(1)	Cash received from options exercised was $168 million in 2014, $139 million in 2013 and $205 million in 2012. The actual tax benefit realized for the tax deductions from the option exercises totaled $29 million in 2014, $14 million in 2013 and $21 million in 2012.
(2)	In 2012, as a result of the Spin-Off, existing employee stock option awards were converted into an equivalent amount of additional Mondelēz International stock options in order to preserve the fair value of the overall stock option awards granted.

Restricted Stock and Deferred Stock Units:

We may grant shares of restricted stock or deferred stock units to eligible employees, giving them, in most instances, all of the rights of shareholders, except that they may not sell, assign, pledge or otherwise encumber the shares and our deferred stock units do not have voting rights until vested. Shares of restricted stock and deferred stock units are subject to forfeiture if certain employment conditions are not met. Restricted stock and deferred stock units generally vest on the third anniversary of the grant date.

Performance share units granted in connection with our long-term incentive plan (“LTIP”) vest based on varying performance, market and service conditions. The unvested share units have no voting rights and do not pay dividends. Dividend equivalents accumulated over the vesting period are paid after the share units vest.

The fair value of the restricted stock and deferred stock units at the date of grant is amortized to earnings over the restriction period. We recorded compensation expense related to restricted stock and deferred stock units of $94 million in 2014, $94 million in 2013 and $90 million in 2012 in our results from continuing operations. The deferred tax benefit recorded related to this compensation expense was $26 million in 2014, $28 million in 2013 and $27 million in 2012. The unamortized compensation expense related to our restricted stock and deferred stock units was $128 million at December 31, 2014 and is expected to be recognized over a weighted-average period of 2 years.

Our restricted and deferred stock activity is reflected below:

			Weighted-Average	Weighted-Average
	Number		Fair Value	Aggregate
	of Shares	Grant Date	Per Share	Fair Value

Balance at January 1, 2012	13,617,173		$28.43

LTIP shares granted	1,321,822	Jan. 3, 2012	37.63
Annual grant to eligible employees	2,171,330	Feb. 23, 2012	38.00
Additional shares issued	1,469,399	Various	29.18

Total shares granted	4,962,551		35.25	$175 million
Vested	(5,007,098)		24.80	$189 million
Forfeited	(1,275,617)		29.22
Adjustment due to the Spin-Off (1)	518,902		19.72

Balance at December 31, 2012	12,815,911		21.55

LTIP shares granted	1,542,600	Jan. 2, 2013	26.24
Annual grant to eligible employees	2,335,780	Feb. 20, 2013	27.05
Additional shares issued	1,353,057	Various	22.47

Total shares granted	5,231,437		25.63	$134 million
Vested	(5,350,073)		18.82	$145 million
Forfeited	(1,048,688)		23.23

Balance at December 31, 2013	11,648,587		24.48

LTIP shares granted	1,143,620	Jan. 2, 2014	34.97
Annual grant to eligible employees	1,991,230	Feb. 19, 2014	34.17
Additional shares issued	935,463	Various	33.15

Total shares granted	4,070,313		34.16	$139 million
Vested	(4,380,452)		22.98	$151 million
Forfeited	(755,808)		28.14

Balance at December 31, 2014	10,582,640		28.56

(1)	In 2012, as a result of the Spin-Off, existing employee stock awards were converted into an equivalent amount of additional Mondelēz International stock awards in order to preserve the fair value of the overall stock award that was granted.

Note 13. Capital Stock

Our amended and restated articles of incorporation authorize 5.0 billion shares of Class A common stock (“Common Stock”) and 500 million shares of preferred stock. There were no preferred shares issued and outstanding at December 31, 2014, 2013 and 2012. Shares of Common Stock issued, in treasury and outstanding were:

			Shares
	Shares Issued	Treasury Shares	Outstanding

Balance at January 1, 2012	1,996,537,778	(228,641,089)	1,767,896,689
Exercise of stock options and issuance of other stock awards	–	10,099,153	10,099,153

Balance at December 31, 2012	1,996,537,778	(218,541,936)	1,777,995,842

Shares repurchased		(82,799,448)	(82,799,448)
Exercise of stock options and issuance of other stock awards	–	10,200,200	10,200,200

Balance at December 31, 2013	1,996,537,778	(291,141,184)	1,705,396,594

Shares repurchased		(51,931,864)	(51,931,864)
Exercise of stock options and issuance of other stock awards	–	10,176,269	10,176,269

Balance at December 31, 2014	1,996,537,778	(332,896,779)	1,663,640,999

Stock plan awards to employees and non-employee directors are issued from treasury shares. At December 31, 2014, 154.8 million shares of Common Stock held in treasury were reserved for stock options and other stock awards.

Share Repurchase Program:

During 2013, our Board of Directors authorized the repurchase of $7.7 billion of our Common Stock through December 31, 2016. Repurchases under the program are determined by management and are wholly discretionary. During 2014, we repurchased 51.9 million shares of Common Stock at an average cost of $36.43 per share, or an aggregate cost of $1.9 billion, of which $1.7 billion was paid during 2014 and $0.2 billion was prepaid in December 2013 at the inception of an accelerated share repurchase program. All share repurchases were funded through available cash and commercial paper issuances. During 2013, we repurchased 82.8 million shares of Common Stock at an average cost of $33.09 per share, or an aggregate cost of $2.7 billion. As of December 31, 2014, we have $3.1 billion in remaining share repurchase capacity.

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

Note 14. Reclassifications from Accumulated Other Comprehensive Earnings / (Losses)

The components of accumulated other comprehensive earnings / (losses) attributable to Mondelēz International during 2014 and 2013 were:

	Currency		Derivatives
	Translation	Pension and	Accounted for
	Adjustments	Other Benefits	as Hedges	Total
	(in millions)
Balances at January 1, 2013	$(399)	$(2,229)	$(38)	$(2,666)
Other comprehensive earnings / (losses), before reclassifications:
Currency translation adjustment	(952)	(29)	–	(981)
Pension and other benefits	–	713	–	713
Derivatives accounted for as hedges	(99)	–	169	70
Losses / (gains) reclassified into net earnings	–	197	72	269
Tax (expense) / benefit	36	(244)	(86)	(294)

Total other comprehensive earnings / (losses)				(223)
Balances at December 31, 2013	$(1,414)	$(1,592)	$117	$(2,889)

Other comprehensive earnings / (losses), before reclassifications:
Currency translation adjustment (1)	(3,995)	146	–	(3,849)
Pension and other benefits	–	(1,388)	–	(1,388)
Derivatives accounted for as hedges	595	–	(166)	429
Losses / (gains) reclassified into net earnings	–	174	(45)	129
Tax (expense) / benefit	(228)	386	92	250

Total other comprehensive losses				(4,429)
Balances at December 31, 2014	$(5,042)	$(2,274)	$(2)	$(7,318)

(1)	The consolidated statement of comprehensive earnings for the year ended December 31, 2014 includes $(33) million of currency translation adjustment attributable to noncontrolling interests.

Amounts reclassified from accumulated other comprehensive earnings / (losses) and their locations in the consolidated financial statements were as follows:

			Location of
			Gain / (Loss)
	For the Years Ended December 31,		Recognized
	2014	2013	in Net Earnings
	(in millions)
Pension and other benefits:
Reclassification of losses / (gains) into net earnings:
Amortization of experience losses and prior service costs (1)	$132	$193
Settlement losses(1)	42	4
Tax impact	(56)	(50)	Provision for income taxes
Derivatives accounted for as hedges:
Reclassification of losses / (gains) into net earnings:
Currency exchange contracts - forecasted transactions	(27)	28	Cost of sales
Commodity contracts	(21)	38	Cost of sales
Interest rate contracts	3	6	Interest and other expense, net
Tax impact	6	(19)	Provision for income taxes

Total reclassifications into net earnings, net of tax	$79	$200

(1)	These items are included in the components of net periodic benefit costs disclosed in Note 10, Benefit Plans.

Note 15. Income Taxes

Earnings / (losses) from continuing operations before income taxes and the provision for income taxes consisted of the following:

	For the Years Ended December 31,
	2014	2013	2012
		(in millions)
Earnings / (losses) from continuing operations before income taxes:
United States	$(135)	$(799)	$(1,822)
Outside United States	2,689	3,191	3,596

Total	$2,554	$2,392	$1,774

Provision for income taxes:
United States federal:
Current	$(125)	$(489)	$(420)
Deferred	28	103	(43)

	(97)	(386)	(463)
State and local:
Current	20	(35)	(17)
Deferred	11	22	(40)

	31	(13)	(57)

Total United States	(66)	(399)	(520)

Outside United States:
Current	644	648	896
Deferred	(225)	(189)	(208)

Total outside United States	419	459	688

Total provision for income taxes	$353	$60	$168

See Note 2, Divestitures and Acquisitions, for information on taxes presented as part of discontinued operations related to the resolution of the Starbucks arbitration and the Spin-Off of Kraft Foods Group.

During 2014, we recorded out-of-period adjustments of $31 million net expense that had an immaterial impact on the annual provision for income taxes. In addition, during the fourth quarter of 2014, we recorded a tax benefit of $43 million associated with the lapse of a statute of limitations that related to the third quarter of 2014. The out-of-period adjustments were not material to the consolidated financial statements for any prior period.

The effective income tax rate on pre-tax earnings differed from the U.S. federal statutory rate for the following reasons:

	For the Years Ended December 31,
	2014		2013		2012

U.S. federal statutory rate	35.0%		35.0%		35.0%
Increase / (decrease) resulting from:
State and local income taxes, net of federal tax benefit excluding IRS audit impacts	0.3%		(0.5%	)	(1.6%	)
Foreign rate differences	(14.5%	)	(16.3%	)	(20.6%	)
Reversal of other tax accruals no longer required	(10.5%	)	(9.6%	)	(4.3%	)
Indemnification resolution	–		(4.7%	)	–
Tax legislation	–		(2.2%	)	(3.9%	)
Divestitures	–		(2.1%	)	0.6%
Venezuela devaluation	1.7%		1.0%		–
Non-deductible expenses	1.5%		1.1%		3.6%
Other	0.3%		0.8%		0.7%

Effective tax rate	13.8%		2.5%		9.5%

Our 2014 effective tax rate of 13.8% was favorably impacted by the mix of pre-tax income in various non-U.S. tax jurisdictions and net tax benefits from $206 million of discrete one-time events. The discrete net tax benefits primarily related to favorable tax audit settlements and expirations of statues of limitations in several jurisdictions.

Our 2013 effective tax rate of 2.5% was favorably impacted by the mix of pre-tax income in various non-U.S. tax jurisdictions, net tax benefits from discrete one-time events and the non-taxable portion of the Cadbury acquisition related indemnification resolution, partially offset by an unfavorable tax law change. The $299 million of discrete one-time events primarily related to favorable tax audit settlements and expirations of statutes of limitations in several jurisdictions and the net reduction of U.K. deferred tax liabilities resulting from tax legislation enacted during 2013 that reduced U.K. corporate income tax rates.

Our 2012 revised effective tax rate of 9.5% was favorably impacted by the mix of pre-tax income in various non-U.S. tax jurisdictions and net tax benefits from discrete one-time tax events, partially offset by non-deductible expenses. The $140 million of discrete one-time events primarily related to the net reduction of U.K. deferred tax liabilities resulting from tax legislation enacted during 2012 that reduced U.K. corporate income tax rates and net favorable tax audit settlements.

The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities consisted of the following:

	As of December 31,
	2014	2013
	(in millions)

Deferred income tax assets:
Accrued postretirement and postemployment benefits	$227	$176
Accrued pension costs	588	417
Other employee benefits	272	259
Accrued expenses	410	364
Loss carryforwards	656	553
Other	431	428

Total deferred income tax assets	2,584	2,197

Valuation allowance	(345)	(335)

Net deferred income tax assets	$2,239	$1,862

Deferred income tax liabilities:
Intangible assets	$(5,843)	$(6,094)
Property, plant and equipment	(784)	(876)
Other	(439)	(468)

Total deferred income tax liabilities	(7,066)	(7,438)

Net deferred income tax liabilities	$(4,827)	$(5,576)

At December 31, 2014, the company has pre-tax loss carryforwards of $3,432 million, of which $1,430 million will expire at various dates between 2015 and 2033 and the remaining $2,002 million can be carried forward indefinitely.

Our significant valuation allowances reside within our operating subsidiaries in Mexico, Ireland and various other jurisdictions.

At December 31, 2014, applicable U.S. federal income taxes and foreign withholding taxes had not been provided on approximately $13.2 billion of accumulated earnings of non-U.S. subsidiaries that are expected to be indefinitely reinvested. It is impractical for us to determine the amount of unrecognized deferred tax liabilities on these indefinitely reinvested earnings. Future tax law changes or changes in the needs of our non-U.S. subsidiaries could require us to recognize deferred tax liabilities on a portion, or all, of our accumulated earnings that were previously expected to be indefinitely reinvested.

The changes in our unrecognized tax benefits were:

	For the Years Ended December 31,
	2014	2013	2012
		(in millions)

January 1	$1,189	$1,164	$1,522
Increases from positions taken during prior periods	143	94	119
Decreases from positions taken during prior periods	(247)	(132)	(198)
Increases from positions taken during the current period	147	131	264
Decreases relating to settlements with taxing authorities	(203)	(7)	(257)
Reductions resulting from the lapse of the applicable statute of limitations	(64)	(55)	(23)
Impact of Spin-Off	–	–	(261)
Currency / other	(113)	(6)	(2)

December 31	$852	$1,189	$1,164

As of January 1, 2014, our unrecognized tax benefits were $1,189 million. If we had recognized all of these benefits, the net impact on our income tax provision would have been $1,110 million. Our unrecognized tax benefits were $852 million at December 31, 2014, and if we had recognized all of these benefits, the net impact on our income tax provision would have been $744 million. Within the next 12 months, our unrecognized tax benefits could increase by approximately $60 million due to unfavorable audit developments or decrease by approximately $145 million due to audit settlements and the expiration of statutes of limitations in various jurisdictions. We include accrued interest and penalties related to uncertain tax positions in our tax provision. We had accrued interest and penalties of $228 million as of January 1, 2014 and $184 million as of December 31, 2014. Our 2014 provision for income taxes included $2 million for interest and penalties.

Under the Tax Sharing and Indemnity Agreements between us and Kraft Foods Group, Kraft Foods Group generally assumes liability for all U.S. state income taxes and Canadian federal and provincial income taxes and we generally assume responsibility for all U.S. federal income taxes and substantially all non-U.S. income taxes, excluding Canadian income taxes, for all tax periods prior to the Spin-Off. In addition, we transferred to Kraft Foods Group all of its deferred tax assets and liabilities as of the Distribution Date. See Note 2, Divestitures and Acquisitions.

Our income tax filings are regularly examined by federal, state and non-U.S. tax authorities. Our 2010-2012 U.S. federal income tax filings are currently under examination by the IRS. U.S. state and non-U.S. jurisdictions have statutes of limitations generally ranging from three to five years; however, these statutes are often extended by mutual agreement with the tax authorities. Years still open to examination by non-U.S. tax authorities in major jurisdictions include (earliest open tax year in parentheses): Brazil (2009), France (2010), Germany (2005), India (2003), Italy (2009), United Kingdom (2012) and Russia (2011).

Note 16. Earnings Per Share

Basic and diluted earnings per share (“EPS”) from continuing and discontinued operations were calculated using the following:

	For the Years Ended December 31,
	2014	2013	2012
	(in millions, except per share data)

Earnings from continuing operations	$2,201	$2,332	$1,606
Earnings from discontinued operations, net of income taxes	–	1,603	1,488

Net earnings	2,201	3,935	3,094
Noncontrolling interest	17	20	27

Net earnings attributable to Mondelēz International	$2,184	$3,915	$3,067

Weighted-average shares for basic EPS	1,691	1,774	1,777
Plus incremental shares from assumed conversions of stock options and long-term incentive plan shares	18	15	12

Weighted-average shares for diluted EPS	1,709	1,789	1,789

Basic earnings per share attributable to Mondelēz International:
Continuing operations	$1.29	$1.30	$0.90
Discontinued operations	–	0.91	0.83

Net earnings attributable to Mondelēz International	$1.29	$2.21	$1.73

Diluted earnings per share attributable to Mondelēz International:
Continuing operations	$1.28	$1.29	$0.88
Discontinued operations	–	0.90	0.83

Net earnings attributable to Mondelēz International	$1.28	$2.19	$1.71

We exclude antidilutive Mondelēz International stock options from our calculation of weighted-average shares for diluted EPS. We excluded 8.6 million antidilutive stock options for the year ended December 31, 2014, 7.0 million antidilutive stock options for the year ended December 31, 2013, and 7.3 million antidilutive stock options for the year ended December 31, 2012.

Note 17. Segment Reporting

We manufacture and market primarily snack food and beverage products, including biscuits (cookies, crackers and salted snacks), chocolate, gum & candy, coffee & powdered beverages and various cheese & grocery products. We manage our global business and report operating results through geographic units.

Our operations and management structure are organized into five reportable operating segments:

•	Latin America
•	Asia Pacific
•	EEMEA
•	Europe
•	North America

We manage our operations by region to leverage regional operating scale, manage different and changing business environments more effectively at a local level and pursue growth opportunities as they arise in our key markets. Beginning in 2015, within each region, we also manage by product category. The change will not affect our operating or reportable segments. In the historical periods within our consolidated financial statements, we managed our operations within Latin America, Asia Pacific and EEMEA by location and within Europe and North America by product category.

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

Our segment net revenues and earnings were:

	For the Years Ended December 31,
	2014	2013	2012
	(in millions)

Net revenues:
Latin America	$5,153	$5,382	$5,396
Asia Pacific	4,605	4,952	5,164
EEMEA	3,638	3,915	3,735
Europe	13,912	14,059	13,817
North America	6,936	6,991	6,903

Net revenues	$34,244	$35,299	$35,015

	For the Years Ended December 31,
	2014	2013	2012
		(in millions)

Earnings from continuing operations before income taxes:
Operating income:
Latin America	$475	$570	$769
Asia Pacific	385	512	657
EEMEA	327	379	506
Europe	1,770	1,699	1,762
North America	922	889	781
Unrealized gains / (losses) on hedging activities	(112)	62	1
General corporate expenses	(317)	(287)	(728)
Amortization of intangibles	(206)	(217)	(217)
Benefit from indemnification resolution	–	336	–
Gains on acquisition and divestitures, net	–	30	107
Acquisition-related costs	(2)	(2)	(1)

Operating income	3,242	3,971	3,637
Interest and other expense, net	(688)	(1,579)	(1,863)

Earnings from continuing operations before income taxes	$2,554	$2,392	$1,774

No single customer accounted for 10% or more of our net revenues from continuing operations in 2014. Our five largest customers accounted for 15.7% and our ten largest customers accounted for 23.7% of net revenues from continuing operations in 2014.

Items impacting our segment operating results are discussed in Note 1, Summary of Significant Accounting Policies, including the Venezuelan currency devaluation, Note 2, Divestitures and Acquisitions, Note 5, Goodwill and Intangible Assets, Note 6, Restructuring Programs, and Note 7, Integration Program and Cost Saving Initiatives. Also see Note 8, Debt and Borrowing Arrangements, and Note 9, Financial Instruments, for more information on our interest and other expense, net for each period.

Total assets, depreciation expense and capital expenditures by segment were:

	As of December 31,
	2014	2013	2012
	(in millions)

Total assets:
Latin America	$6,470	$6,860	$7,018
Asia Pacific	8,620	9,032	9,748
EEMEA	5,247	7,045	7,105
Europe	24,568	27,599	27,513
North America	21,303	21,723	22,158
Unallocated assets (1)	607	256	1,935

Total assets	$66,815	$72,515	$75,477

(1)	Unallocated assets consist primarily of cash and cash equivalents, deferred income taxes, centrally held property, plant and equipment, prepaid pension assets and derivative financial instrument balances.

	For the Years Ended December 31,
	2014	2013	2012
	(in millions)

Depreciation expense:
Latin America	$118	$107	$98
Asia Pacific	112	107	100
EEMEA	90	88	77
Europe	359	359	368
North America	174	199	224

Total – continuing operations	853	860	867
Discontinued operations	–	–	261

Total depreciation expense	$853	$860	$1,128

	For the Years Ended December 31,
	2014	2013	2012
	(in millions)

Capital Expenditures:
Latin America	$460	$412	$220
Asia Pacific	356	268	250
EEMEA	219	254	227
Europe	429	478	414
North America	178	210	217

Total – continuing operations	1,642	1,622	1,328
Discontinued operations	–	–	282

Total capital expenditures	$1,642	$1,622	$1,610

During 2014, we realigned some of our products across product categories and as such, we have reclassified the 2013 and 2012 product category net revenues below on a consistent basis.

Net revenues by product category were:

	For the Year Ended December 31, 2014
	Latin	Asia			North
	America	Pacific	EEMEA	Europe	America	Total
	(in millions)

Biscuits	$1,322	$1,177	$642	$2,882	$5,486	$11,509
Chocolate	1,054	1,555	1,082	5,394	296	9,381
Gum & Candy	1,176	776	646	908	1,154	4,660
Beverages	940	465	981	3,292	–	5,678
Cheese & Grocery	661	632	287	1,436	–	3,016

Total net revenues	$5,153	$4,605	$3,638	$13,912	$6,936	$34,244

	For the Year Ended December 31, 2013
	Latin	Asia			North
	America	Pacific	EEMEA	Europe	America	Total
	(in millions)

Biscuits	$1,288	$1,311	$677	$2,940	$5,480	$11,696
Chocolate	1,143	1,632	1,181	5,385	326	9,667
Gum & Candy	1,380	849	673	968	1,185	5,055
Beverages	907	470	1,113	3,340	–	5,830
Cheese & Grocery	664	690	271	1,426	–	3,051

Total net revenues	$5,382	$4,952	$3,915	$14,059	$6,991	$35,299

	For the Year Ended December 31, 2012
	Latin	Asia			North
	America	Pacific	EEMEA	Europe	America	Total
	(in millions)

Biscuits	$1,208	$1,374	$595	$2,709	$5,267	$11,153
Chocolate	1,127	1,686	1,139	5,067	336	9,355
Gum & Candy	1,433	899	726	1,000	1,280	5,338
Beverages	953	453	1,025	3,411	1	5,843
Cheese & Grocery	675	752	250	1,630	19	3,326

Total net revenues	$5,396	$5,164	$3,735	$13,817	$6,903	$35,015

Geographic data for net revenues and long-lived assets, excluding deferred tax, goodwill and intangible assets, were:

	For the Years Ended December 31,
	2014	2013	2012
	(in millions)

Net revenues:
United States	$6,143	$5,965	$5,974
Other	28,101	29,334	29,041

Total net revenues	$34,244	$35,299	$35,015

	As of December 31,
	2014	2013	2012
	(in millions)

Long-lived assets:
United States	$1,270	$1,375	$1,475
Other	9,802	10,142	9,814

Total long-lived assets	$11,072	$11,517	$11,289

No individual country within Other exceeded 10% of our net revenues or long-lived assets for all periods presented.

Note 18. Quarterly Financial Data (Unaudited)

Our summarized operating results by quarter are detailed below.

	2014 Quarters
	First	Second	Third	Fourth
	(in millions, except per share data)

Net revenues	$8,641	$8,436	$8,337	$8,830
Gross profit	3,204	3,105	3,142	3,146
(Benefit) / provision for income taxes (1)	(27)	91	178	111

Net earnings	$150	$642	$902	$507
Noncontrolling interest	(13)	20	3	7

Net earnings attributable to Mondelēz International	$163	$622	$899	$500

Weighted-average shares for basic EPS	1,704	1,694	1,688	1,677
Plus incremental shares from assumed conversions of stock options and long-term incentive plan shares	18	18	17	18

Weighted-average shares for diluted EPS	1,722	1,712	1,705	1,695

Per share data:
Basic EPS attributable to Mondelēz International:	$0.10	$0.37	$0.53	$0.30

Diluted EPS attributable to Mondelēz International:	$0.09	$0.36	$0.53	$0.29

Dividends declared	$0.14	$0.14	$0.15	$0.15

Market price - high	$36.05	$38.47	$39.54	$39.42
- low	$31.84	$34.03	$33.93	$31.83

(1)	In the fourth quarter of 2014, we recorded a tax benefit of $43 million associated with the lapse of a statute of limitations that related to the third quarter of 2014.

	2013 Quarters
	First	Second	Third	Fourth
	(in millions, except per share data)

Net revenues	$8,744	$8,595	$8,472	$9,488
Gross profit	3,242	3,231	3,144	3,493
Provision / (benefit) for income taxes	13	28	26	(7)

Earnings from continuing operations	$542	$602	$1,018	$170
Earnings from discontinued operations, net of income taxes	–	–	–	1,603

Net earnings	$542	$602	$1,018	$1,773
Noncontrolling interest	6	1	6	7

Net earnings attributable to Mondelēz International	$536	$601	$1,012	$1,766

Weighted-average shares for basic EPS	1,784	1,788	1,779	1,743
Plus incremental shares from assumed conversions of stock options and long-term incentive plan shares	14	15	15	18

Weighted-average shares for diluted EPS	1,798	1,803	1,794	1,761

Per share data:
Basic EPS attributable to Mondelēz International:
Continuing operations	$0.30	$0.34	$0.57	$0.09
Discontinued operations	–	–	–	0.92

Net earnings attributable to Mondelēz International:	$0.30	$0.34	$0.57	$1.01

Diluted EPS attributable to Mondelēz International:
Continuing operations	$0.30	$0.33	$0.56	$0.09
Discontinued operations	–	–	–	0.91

Net earnings attributable to Mondelēz International:	$0.30	$0.33	$0.56	$1.00

Dividends declared	$0.13	$0.13	$0.14	$0.14

Market price - high	$30.66	$32.10	$33.08	$35.43
- low	$25.78	$28.22	$28.50	$30.07

(1)	In the third quarter of 2013, we recorded a $385 million pre-tax gain ($363 million net of tax) due to the resolution of a Cadbury acquisition-related indemnification. See Note 11, Commitments and Contingencies, for additional information. In the fourth quarter of 2013, we recorded a $608 million pre-tax loss ($386 million net of tax) in connection with extinguishing debt in the December 18, 2013 tender offer and a $2.5 billion pre-tax gain ($1.6 billion net of tax) on the resolution of the Starbucks arbitration. See Note 8, Debt and Borrowing Arrangements and Note 2, Divestitures and Acquisitions, for additional information.

Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not equal the total for the year.

During 2014 and 2013, we recorded the following pre-tax charges / (gains) in earnings from continuing operations:

	2014 Quarters
	First	Second	Third	Fourth
	(in millions)

Asset impairment and exit costs	$42	$55	$188	$407
Unrealized (gain) / loss on planned coffee business transactions currency hedge	–	7	(420)	(215)
Loss on early extinguishment of debt and related expenses	494	1	–	–

	$536	$63	$(232)	$192

	2013 Quarters
	First	Second	Third	Fourth
	(in millions)

Asset impairment and exit costs	$44	$48	$43	$138
Benefit from indemnification resolution	–	–	(385)	–
Loss on early extinguishment of debt and related expenses	–	–	–	612
(Gains) / losses on divestitures, net	(22)	(6)	–	(2)

	$22	$42	$(342)	$748

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2014. Based on this evaluation, the CEO and CFO concluded that, due to a continued material weakness in our internal control over financial reporting related to the accounting for income taxes, our disclosure controls and procedures were not effective as of December 31, 2014. In light of this material weakness, prior to filing this Annual Report on Form 10-K, we undertook additional substantive procedures related to our disclosure controls, including validating the completeness and accuracy of the underlying data used for accounting for income taxes.

These additional procedures have allowed us to conclude that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Status of Remediation

Through December 31, 2014, we made substantial progress toward remediating the material weakness in the internal control including:

•	revising and formalizing numerous income tax review processes,
•	redesigning and executing a new, more robust internal control set related to income tax accounting,
•	defining and clearly communicating roles and responsibilities for income tax accounting to local and regional personnel,
•	implementing new industry-standard technology tools utilized in the accounting for income taxes,
•	conducting extensive training on the accounting and control processes involving income tax accounting, and
•	hiring additional personnel with specific tax accounting expertise.

While significant improvement in the internal controls was made through December 31, 2014, we continue to evaluate the effectiveness of the new internal controls to confirm that a sustainable, controlled process is fully in place. As we utilized outside tax advisors and resources during 2014 to execute many of the new processes and controls, we hired and continue to hire additional tax personnel across the Company. We have put in place processes to help ensure, and we continue to confirm, that sufficient knowledge transfer has occurred and that relevant personnel and processes have been in operation for a sustained period of time.

We and our Board of Directors are committed to maintaining a strong and sustainable internal control environment. We believe that the remediation work completed to date has significantly improved our internal control over the accounting for income taxes. We believe it is important to confirm that the new processes and controls that we put in place as part of the remediation are fully operational for a sufficient period of time in order to provide the Company with adequate assurance of a sustainable and reliable control environment related to income tax accounting.

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

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets;
•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles;
•	provide reasonable assurance that receipts and expenditures are being made only in accordance with management and director authorization and
•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on this assessment, management determined that, as of December 31, 2014, a material weakness in our internal control over accounting for income taxes continued to exist. Because of this material weakness, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria. For information on the progress of the remediation of the material weakness, see Status of Remediation above.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The errors arising from the underlying deficiencies were not material to the financial results reported in any interim or annual period. For details of the current year adjustments, refer to Note 18, Income Taxes.

The control deficiencies in the aggregate could result in misstatements of the income tax accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, we have determined that the ineffective monitoring and oversight of controls over income tax accounting constituted a material weakness.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2014, as stated in their report that appears herein.

February 20, 2015

Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended December 31, 2014. As outlined above, we added controls to remediate the material weakness related to our accounting for income taxes. There were no other changes in our internal control over financial reporting during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information required by this Item 10 is included under the heading “Executive Officers of the Registrant” in Part I, Item 1 of this Form 10-K, as well as under the headings “Election of Directors,” “Corporate Governance - Governance Guidelines and Codes of Conduct,” “Corporate Governance - Section 16(a) Beneficial Ownership Reporting Compliance” and “Board Committees and Membership - Audit Committee” in our definitive Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on May 20, 2015 (“2015 Proxy Statement”). All of this information from the 2015 Proxy Statement is incorporated by reference into this Annual Report.

The information on our Web site is not, and shall not be deemed to be, a part of this Annual Report or incorporated into any other filings we make with the SEC.

Item 11.  Executive Compensation.

Information required by this Item 11 is included under the headings “Board Committees and Membership - Human Resources and Compensation Committee,” “Compensation of Non-Employee Directors,” “Compensation Discussion and Analysis,” “Executive Compensation Tables” and “Human Resources and Compensation Committee Report for the Year Ended December 31, 2014” in our 2015 Proxy Statement. All of this information is incorporated by reference into this Annual Report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The number of shares to be issued upon exercise or vesting of awards issued under, and the number of shares remaining available for future issuance under, our equity compensation plans at December 31, 2014 were:

Equity Compensation Plan Information

Number of Securities
Remaining Available for
	Number of Securities to		Future Issuance under
	be Issued Upon Exercise	Weighted Average	Equity Compensation
	of Outstanding	Exercise Price of	Plans (excluding
	Options, Warrants	Outstanding Options,	securities reflected
	and Rights (1)	Warrants and Rights	in column (a)) (2)
	(a)	(b)	(c)

Equity compensation plans approved by security holders	64,236,073	$24.19	90,575,662

(1)	Includes vesting of deferred stock units and long-term incentive plan stock.
(2)	Includes 45,806,803 options and deferred stock units and 44,768,859 shares of restricted stock available for issuance under the Amended and Restated 2005 Performance Incentive Plan.

Information related to the security ownership of certain beneficial owners and management is included in our 2015 Proxy Statement under the heading “Ownership of Equity Securities” and is incorporated by reference into this Annual Report.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item 13 is included under the headings “Corporate Governance - Director Independence” and “Corporate Governance - Review of Transactions with Related Persons” in our 2015 Proxy Statement. All of this information is incorporated by reference into this Annual Report.

Item 14.  Principal Accountant Fees and Services.

Information required by this Item 14 is included under the heading “Board Committees and Membership - Audit Committee” in our 2015 Proxy Statement. All of this information is incorporated by reference into this Annual Report.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Index to Consolidated Financial Statements and Schedules

Schedules other than those listed above have been omitted either because such schedules are not required or are not applicable.

(b)	The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

2.1	Separation and Distribution Agreement between the Registrant and Kraft Foods Group, Inc., dated as of September 27, 2012 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2012).*

2.2	Canadian Asset Transfer Agreement, by and between Mondelez Canada Inc. and Kraft Canada Inc., dated as of September 29, 2012 (incorporated by reference to Exhibit 2.3 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).*

2.3	Master Ownership and License Agreement Regarding Patents, Trade Secrets and Related Intellectual Property, among Kraft Foods Global Brands LLC, Kraft Foods Group Brands LLC, Kraft Foods UK Ltd. and Kraft Foods R&D Inc., dated as of October 1, 2012 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2012).*

2.4	Master Ownership and License Agreement Regarding Trademarks and Related Intellectual Property, by and between Kraft Foods Global Brands LLC and Kraft Foods Group Brands LLC., dated as of September 27, 2012 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2012).*

3.1	Amended and Restated Articles of Incorporation of the Registrant, effective March 14, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2013).

3.2	Amended and Restated By-Laws of the Registrant, effective October 1, 2012 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2012).

4.1	The Registrant agrees to furnish to the SEC upon request copies of any instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries that does not exceed 10 percent of the total assets of the Registrant and its consolidated subsidiaries.

4.2	Indenture, by and between the Registrant and Deutsche Bank Trust Company Americas (as successor trustee to The Bank of New York and The Chase Manhattan Bank), dated as of October 17, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (Reg. No. 333-86478) filed with the SEC on April 18, 2002).

4.3	Supplemental Indenture, by and between the Registrant and Deutsche Bank Trust Company Americas, Deutsche Bank AG, London Branch and Deutsche Bank Luxembourg S.A., dated as of December 11, 2013 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 11, 2013).

4.4	Form of Indenture between Mondelēz International, Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (Reg. No. 333-194330) filed with the SEC on March 5, 2014).

10.1	$4.5 Billion 5-Year Revolving Credit Agreement, by and among the Registrant, the initial lenders named therein, JPMorgan Securities LLC, Deutsche Bank Securities Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and HSBC Securities (USA) LLC, as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Deutsche Bank AG New York Branch, as co-administrative agents, dated as of October 11, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 3, 2014).

10.2	Tax Sharing Agreement, by and between the Registrant and Altria Group, Inc., dated as of March 30, 2007 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2007).

10.3	Tax Sharing and Indemnity Agreement, by and between the Registrant and Kraft Foods Group, Inc., dated as of September 27, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2012).

10.4	Global Contribution Agreement by and among Mondelēz International Holdings, LLC, Acorn Holdings B.V., Charger Top HoldCo B.V. and Charger OpCo B.V., dated May 7, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2014).**

10.5	Shareholders’ Agreement by and among Mondelēz International Holdings, LLC, Delta Charger HoldCo B.V. and Charger Top HoldCo B.V., dated May 7, 2014 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2014).**

10.6	Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan, amended and restated as of May 21, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 22, 2014).+

10.7	Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Restricted Stock Agreement for Mondelēz International Common Stock.+

10.8	Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Global Deferred Stock Unit Agreement.+

10.9	Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Non-Qualified U.S. Stock Option Agreement.+

10.10	Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Non-Qualified Non-U.S. Stock Option Agreement.+

10.11	Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Global Long-Term Incentive Grant Agreement.+

10.12	Mondelēz International, Inc. Long-Term Incentive Plan, restated as of October 2, 2012 (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.13	Mondelēz Global LLC Supplemental Benefits Plan I, effective as of September 1, 2012 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.14	Mondelēz Global LLC Supplemental Benefits Plan II, effective as of September 1, 2012 (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.15	Form of Mondelēz Global LLC Amended and Restated Cash Enrollment Agreement (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.16	Form of Mondelēz Global LLC Amended and Restated Employee Grantor Trust Enrollment Agreement (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.17	Mondelēz International, Inc. Amended and Restated 2006 Stock Compensation Plan for Non-Employee Directors, amended and restated as of October 1, 2012 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.18	Mondelēz International, Inc. 2001 Compensation Plan for Non-Employee Directors, amended as of December 31, 2008 and restated as of January 1, 2013 (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.19	Mondelēz International, Inc. Change in Control Plan for Key Executives, amended as of February 4, 2015.+

10.20	Mondelēz Global LLC Executive Deferred Compensation Plan, effective as of October 1, 2012 (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.21	Mondelēz Global LLC Executive Deferred Compensation Plan Adoption Agreement, effective as of October 1, 2012 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.22	Deferred Compensation Plan Trust Document, by and between Mondelēz Global LLC and Wilmington Trust Retirement and Institutional Services Company, dated as of September 18, 2012 (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.23	Offer of Employment Letter, between the Registrant and Irene B. Rosenfeld, dated June 22, 2006 (incorporated by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).+

10.24	Amendment to Offer of Employment Letter, between the Registrant and Irene B. Rosenfeld, amended as of December 31, 2008 (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2009).+

10.25	Performance-Contingent Restricted Stock Unit Agreement, between the Registrant and Irene B. Rosenfeld, effective as of December 19, 2012 (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.26	Offer of Employment Letter, between the Registrant and Daniel P. Myers, dated June 20, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2011).+

10.27	Offer of Employment Letter, between the Registrant and Tracey Belcourt, dated July 8, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2012).+

10.28	Offer of Employment Letter, between Mondelēz Global LLC and Brian T. Gladden, dated September 26, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 9, 2014).+

10.29	Separation Agreement and General Release, between Mondelēz Global LLC and Mary Beth West, dated December 16, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2014).+

10.30	Form of Indemnification Agreement for Non-Employee Directors (incorporated by reference to 10.28 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2009).+

10.31	Indemnification Agreement between the Registrant and Irene B. Rosenfeld, dated January 27, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 2, 2009).+

12.1	Computation of Ratios of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following materials from Mondelēz International’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Earnings, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

*	Upon request, Mondelēz International, Inc. agrees to furnish to the U.S. Securities and Exchange Commission, on a supplemental basis, a copy of any omitted schedule or exhibit to such agreement.

**	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and have been separately filed with the SEC.

+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONDELĒZ INTERNATIONAL, INC.

By:	/s/ BRIAN T. GLADDEN
(Brian T. Gladden
Executive Vice President
and Chief Financial Officer)

Date: February 20, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ IRENE B. ROSENFELD	Director, Chairman and Chief Executive Officer	February 20, 2015
(Irene B. Rosenfeld)

/s/ BRIAN T. GLADDEN	Executive Vice President and Chief Financial Officer	February 20, 2015
(Brian T. Gladden)

/s/ LUCA ZARAMELLA	Senior Vice President and Corporate Controller	February 20, 2015
(Luca Zaramella)

/s/ STEPHEN F. BOLLENBACH	Director	February 20, 2015
(Stephen F. Bollenbach)

/s/ LEWIS W. K. BOOTH	Director	February 20, 2015
(Lewis W. K. Booth)

/s/ LOIS D. JULIBER	Director	February 20, 2015
(Lois D. Juliber)

/s/ MARK D. KETCHUM	Director	February 20, 2015
(Mark D. Ketchum)

/s/ JORGE S. MESQUITA	Director	February 20, 2015
(Jorge S. Mesquita)

/s/ JOSEPH NEUBAUER	Director	February 20, 2015
(Joseph Neubauer)

/s/ NELSON PELTZ	Director	February 20, 2015
(Nelson Peltz)

/s/ FREDRIC G. REYNOLDS	Director	February 20, 2015
(Fredric G. Reynolds)

/s/ PATRICK T. SIEWERT	Director	February 20, 2015
(Patrick T. Siewert)

/s/ RUTH J. SIMMONS	Director	February 20, 2015
(Ruth J. Simmons)

/s/ RATAN N. TATA	Director	February 20, 2015
(Ratan N. Tata)

/s/ JEAN-FRANÇOIS M.L. VAN BOXMEER	Director	February 20, 2015
(Jean-François M.L. van Boxmeer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Mondelēz International, Inc.:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 20, 2015 appearing in this Annual Report on Form 10-K of Mondelēz International, Inc. also included an audit of the financial statement schedule listed in Item 15(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
February 20, 2015

S-1

Mondelēz International, Inc. and Subsidiaries

Valuation and Qualifying Accounts

For the Years Ended December 31, 2014, 2013 and 2012

(in millions)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period
			(a)	(b)

2014:
Allowance for trade receivables	$86	$9	$(10)	$19	$66
Allowance for other current receivables	73	39	(13)	8	91
Allowance for long-term receivables	16	1	(2)	1	14
Allowance for deferred taxes	335	61	(25)	26	345

	$510	$110	$(50)	$54	$516

2013:
Allowance for trade receivables	$118	$14	$(11)	$35	$86
Allowance for other current receivables	45	20	–	(8)	73
Allowance for long-term receivables	16	–	–	–	16
Allowance for deferred taxes	426	20	–	111	335

	$605	$54	$(11)	$138	$510

2012:
Allowance for trade receivables	$143	$27	$(32)	$20	$118
Allowance for other current receivables	40	6	(7)	(6)	45
Allowance for long-term receivables	19	(4)	(1)	(2)	16
Allowance for deferred taxes	464	63	(17)	84	426

	$666	$92	$(57)	$96	$605

Notes:

(a)	Primarily related to divestitures, acquisitions and currency translation.
(b)	Represents charges for which allowances were created.

S-2