Form 10-Q
period 2015-03-31
Mondelez International, Inc.
filed 2015-04-30
CIK 1103982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

(Registrant’s telephone number, including area code) (847) 943-4000

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

At April 24, 2015, there were 1,626,622,679 shares of the registrant’s Class A common stock outstanding.

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

Item 1. Financial Statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of U.S. dollars, except per share data)

(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
Net revenues	$7,762	$8,641
Cost of sales	4,821	5,437

Gross profit	2,941	3,204
Selling, general and administrative expenses	1,924	2,265
Asset impairment and exit costs	160	42
Amortization of intangibles	46	54

Operating income	811	843

Interest and other expense, net	386	720

Earnings before income taxes	425	123

Provision / (benefit) for income taxes	113	(27)

Net earnings	312	150

Noncontrolling interest	(12)	(13)

Net earnings attributable to Mondelēz International	$324	$163

Per share data:
Basic earnings per share attributable to Mondelēz International	$0.20	$0.10

Diluted earnings per share attributable to Mondelēz International	$0.19	$0.09

Dividends declared	$0.15	$0.14

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Earnings

(in millions of U.S. dollars)

(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014

Net earnings	$312	$150
Other comprehensive earnings / (losses):
Currency translation adjustment:
Translation adjustment	(1,721)	(233)
Tax (expense) / benefit	(192)	6
Pension and other benefits:
Net actuarial gain / (loss) arising during period	–	6
Reclassification of (gains) / losses into net earnings:
Amortization of experience losses and prior service costs	52	34
Settlement losses	3	7
Tax (expense) / benefit	(13)	(13)
Derivatives accounted for as hedges:
Net derivative gains / (losses)	(56)	(56)
Reclassification of (gains) / losses into net earnings	(4)	(2)
Tax (expense) / benefit	16	23

Total other comprehensive earnings / (losses)	(1,915)	(228)

Comprehensive earnings / (losses)	(1,603)	(78)
less: Comprehensive earnings / (losses) attributable to noncontrolling interests	(37)	(14)

Comprehensive earnings / (losses) attributable to Mondelēz International	$(1,566)	$(64)

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions of U.S. dollars, except share data)

(Unaudited)

	March 31,	December 31,
	2015	2014

ASSETS
Cash and cash equivalents	$1,835	$1,631
Trade receivables (net of allowances of $63 at March 31, 2015 and $66 at December 31, 2014)	4,061	3,802
Other receivables (net of allowances of $93 at March 31, 2015 and $91 at December 31, 2014)	852	949
Inventories, net	3,421	3,480
Deferred income taxes	557	480
Other current assets	1,138	1,408

Total current assets	11,864	11,750

Property, plant and equipment, net	9,261	9,827
Goodwill	22,356	23,389
Intangible assets, net	19,434	20,335
Prepaid pension assets	51	53
Other assets	1,240	1,461

TOTAL ASSETS	$64,206	$66,815

LIABILITIES
Short-term borrowings	$3,688	$1,305
Current portion of long-term debt	2,195	1,530
Accounts payable	5,199	5,299
Accrued marketing	1,872	2,047
Accrued employment costs	803	946
Other current liabilities	2,709	2,880

Total current liabilities	16,466	14,007

Long-term debt	12,822	13,865
Deferred income taxes	5,373	5,512
Accrued pension costs	2,406	2,912
Accrued postretirement health care costs	524	526
Other liabilities	2,003	2,140

TOTAL LIABILITIES	39,594	38,962

Commitments and Contingencies (Note 11)

EQUITY
Common Stock, no par value (5,000,000,000 shares authorized and 1,996,537,778 shares issued at March 31, 2015 and December 31, 2014)	–	–
Additional paid-in capital	31,645	31,651
Retained earnings	14,582	14,529
Accumulated other comprehensive losses	(9,208)	(7,318)
Treasury stock, at cost (370,308,929 shares at March 31, 2015 and 332,896,779 shares at December 31, 2014)	(12,473)	(11,112)

Total Mondelēz International Shareholders’ Equity	24,546	27,750
Noncontrolling interest	66	103

TOTAL EQUITY	24,612	27,853

TOTAL LIABILITIES AND EQUITY	$64,206	$66,815

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(in millions of U.S. dollars, except per share data)

(Unaudited)

	Mondelēz International Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings / (Losses)	Treasury Stock	Noncontrolling Interest*	Total Equity

Balances at January 1, 2014	$–	$31,396	$13,419	$(2,889)	$(9,553)	$159	$32,532
Comprehensive earnings / (losses):
Net earnings	–	–	2,184	–	–	17	2,201
Other comprehensive losses, net of income taxes	–	–	–	(4,429)	–	(33)	(4,462)
Exercise of stock options and issuance of other stock awards	–	271	(98)	–	332	–	505
Common Stock repurchased		–	–	–	(1,891)	–	(1,891)
Cash dividends declared ($0.58 per share)	–	–	(976)	–	–	–	(976)
Dividends paid on noncontrolling interest and other activities	–	(16)	–	–	–	(40)	(56)

Balances at December 31, 2014	$–	$31,651	$14,529	$(7,318)	$(11,112)	$103	$27,853
Comprehensive earnings / (losses):
Net earnings	–	–	324	–	–	(12)	312
Other comprehensive losses, net of income taxes	–	–	–	(1,890)	–	(25)	(1,915)
Exercise of stock options and issuance of other stock awards	–	(6)	(27)	–	139	–	106
Common Stock repurchased	–	–	–	–	(1,500)	–	(1,500)
Cash dividends declared ($0.15 per share)	–	–	(244)	–	–	–	(244)

Balances at March 31, 2015	$–	$31,645	$14,582	$(9,208)	$(12,473)	$66	$24,612

*	Noncontrolling interest as of March 31, 2014 was $127 million, as compared to $159 million as of January 1, 2014. The change of $(32) million during the three months ended March 31, 2014 was due to $(18) million of dividends paid, $(13) million of net earnings and $(1) million of other comprehensive losses, net of taxes.

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions of U.S. dollars)

(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES
Net earnings	$312	$150
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	232	262
Stock-based compensation expense	36	35
Deferred income tax provision / (benefit)	25	(98)
Asset impairments	78	12
Loss on early extinguishment of debt	708	492
Unrealized gain on planned coffee business divestiture currency hedges	(240)	–
Gain on monetization of planned coffee business divestiture currency hedges	(311)	–
Other non-cash items, net	67	48
Change in assets and liabilities, net of acquisition and divestitures:
Receivables, net	(558)	(305)
Inventories, net	(178)	(299)
Accounts payable	317	67
Other current assets	(50)	(59)
Other current liabilities	(481)	(815)
Change in pension and postretirement assets and liabilities, net	(239)	(67)

Net cash used in operating activities	(282)	(577)

CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES
Capital expenditures	(439)	(326)
Proceeds from planned coffee business divestiture currency hedge settlements	939	–
Acquisition, net of cash received	(81)	–
Proceeds from sale of property, plant and equipment and other	(2)	9

Net cash provided by / (used in) investing activities	417	(317)

CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES
Issuances of commercial paper, maturities greater than 90 days	333	1,607
Repayments of commercial paper, maturities greater than 90 days	(96)	(723)
Net issuances / (repayments) of other short-term borrowings	2,154	(68)
Long-term debt proceeds	3,601	2,994
Long-term debt repaid	(4,085)	(2,514)
Repurchase of Common Stock	(1,500)	(468)
Dividends paid	(249)	(238)
Other	27	40

Net cash provided by financing activities	185	630

Effect of exchange rate changes on cash and cash equivalents	(116)	(27)

Cash and cash equivalents:
Increase / (decrease)	204	(291)
Balance at beginning of period	1,631	2,622

Balance at end of period	$1,835	$2,331

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

We derived the condensed consolidated balance sheet data as of December 31, 2014 from audited financial statements, but do not include all disclosures required by U.S. GAAP. You should read these statements in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2014.

Accounting Calendar Change:

In connection with moving toward a common consolidation date across the Company, in the first quarter of 2015, we changed the consolidation date for our North America segment from the last Saturday of each period to the last calendar day of each period. The change had a favorable impact of $39 million on net revenues and $19 million on operating income in the three months ended March 31, 2015.

As a result of this change, each of our operating subsidiaries now reports results as of the last calendar day of the period. We believe the change will improve business planning and financial reporting by better matching the close dates of the operating subsidiaries and bringing the reporting dates to the period-end date. As the effect to prior-period results was not material, we have not revised prior-period results.

Currency Translation and Highly Inflationary Accounting:

We translate the results of operations of our subsidiaries from multiple currencies using average exchange rates during each period and translate balance sheet accounts using exchange rates at the end of each period. We record currency translation adjustments as a component of equity (except for highly inflationary currencies such as in Venezuela) and realized exchange gains and losses on transactions in earnings.

Venezuela. As prescribed by U.S. GAAP for highly inflationary economies, we have been accounting for the results of our Venezuelan subsidiaries using the U.S. dollar as the functional currency since January 1, 2010.

On February 8, 2013, the Venezuelan government announced the devaluation of the official Venezuelan bolivar exchange rate from 4.30 bolivars to 6.30 bolivars to the U.S. dollar. The official rate of 6.30 is the rate applied to import food and other essential items, and we purchase a material portion of our imported raw materials using U.S. dollars secured at this rate.

On January 24, 2014, the Venezuelan government announced the expansion of a new auction-based currency transaction program which became known as SICAD I and new profit margin controls. The application of the SICAD I rate was extended to include foreign investments and significant operating activities, including contracts for leasing and services, use and exploitation of patents and trademarks, payments of royalties and contracts for technology import and technical assistance. On March 24, 2014, the Venezuelan government launched a new market-based currency exchange market, SICAD II, and at that time indicated that it may be used voluntarily to exchange bolivars into U.S. dollars.

As of March 31, 2014, we began to apply the SICAD I exchange rate to remeasure our bolivar-denominated net monetary assets, and we began translating our Venezuelan operating results at the SICAD I rate in the second quarter of 2014. On March 31, 2014, we recognized a $142 million currency remeasurement loss within selling, general and administrative expenses of our Latin America segment as a result of revaluing our bolivar-denominated net monetary assets from the official exchange rate of 6.30 bolivars to the U.S. dollar to the then-prevailing SICAD I exchange rate of 10.70 bolivars to the U.S. dollar.

On February 10, 2015, the Venezuelan government combined the SICAD I and SICAD II (“SICAD”) exchange rate mechanisms and in addition created a new market-based SIMADI rate, while retaining the 6.30 official rate for food and other essentials. The Venezuelan government also announced an opening SICAD auction rate of 12.00 bolivars to the U.S. dollar, which as of March 31, 2015 is the prevailing SICAD rate until our specific industry group auctions make U.S. dollars available at another offered SICAD rate. We continue to expect to secure U.S. dollars at the SICAD rate in addition to the official rate. The SIMADI rate was designed as a free market exchange rate that makes U.S. dollars available for any transactions based on the available supply of U.S. dollars at the offered rate. As of March 31, 2015, the SIMADI exchange rate was 193.05 bolivars to the U.S. dollar and availability of U.S. dollars at the SIMADI rate was limited. At this time, we do not anticipate using the SIMADI rate frequently in managing our local operations.

Our Venezuelan operations produce a range of biscuit, cheese & grocery, confectionery and beverage products. Based on the currency exchange developments this year, we reviewed our domestic and international sourcing of goods and services and the exchange rates we believe will be applicable. We evaluated the level of primarily raw material imports that we believe would continue to be sourced in exchange for U.S. dollars converted at the official 6.30 exchange rate. Our remaining imported goods and services would primarily be valued at the SICAD exchange rate. Imports that do not currently qualify for either the official rate or SICAD rate could be sourced at the SIMADI rate.

We believe the SICAD rate continues to be the most economically representative rate for us to use to value our net monetary assets and translate our operating results in Venezuela. While some of our net monetary assets or liabilities qualify for settlement at the official exchange rate, other operations do not, and we have utilized the SICAD auction process and expect to use the new SIMADI auctions on an as needed basis.

In the first quarter of 2015, we recognized an $11 million remeasurement loss, reflecting an increase in the SICAD exchange rate from 11.50 to 12.00 bolivars to the U.S. dollar.

The following table sets forth net revenues for our Venezuelan operations for the three months ended March 31, 2015 (measured at the SICAD rate), and cash, net monetary assets and net assets of our Venezuelan subsidiaries as of March 31, 2015 (translated at a SICAD rate of 12.00 bolivars to the U.S. dollar):

Venezuela operations	Three Months Ended March 31, 2015
Net revenues	$218 million or 2.8% of consolidated net revenues

As of March 31, 2015
Cash	$313 million
Net monetary assets	$234 million
Net assets	$522 million

Unlike the official rate that is fixed at 6.30 bolivars to the U.S. dollar, the SICAD rate can vary over time. If any of the three-tier currency exchange rates, or the application of the rates to our business, were to change, we would recognize additional currency losses, or gains, which could be significant.

In light of the ongoing difficult macroeconomic environment in Venezuela, we continue to monitor and actively manage our investment and exposures in Venezuela. We plan to continue to do business in the country as long as we can successfully operate our business there. We strive to locally source and produce a significant amount of the products we sell in Venezuela. We have taken other protective measures against currency devaluation, such as converting monetary assets into non-monetary assets that we can use in our business. However, suitable protective measures have become less available and more expensive and may not offset further currency devaluation that could occur.

Argentina. On January 23, 2014, the Central Bank of Argentina adjusted its currency policy, removed its currency stabilization measures and allowed the Argentine peso exchange rate to float relative to the U.S. dollar. On that day, the value of the Argentine peso relative to the U.S. dollar fell by 15%. In July 2014, Argentina had a technical default on its debt as the government was blocked from making payments on its restructured debt by certain creditors who did not participate in a debt restructuring in 2001. Further volatility in the exchange rate is expected. Since December 31, 2014 and through March 31, 2015, the value of the peso declined 4%. While the business operating environment remains challenging, we continue to monitor and actively manage our investment and exposures in Argentina. We continue refining our product portfolio to improve our product offerings, mix and profitability. We also continue to implement additional cost initiatives to protect the business. Further currency declines, economic controls or other business restrictions could have an adverse impact on our ongoing results of operations. Our Argentinian operations contributed approximately $175 million, or 2.3% of consolidated net revenues for the three months ended March 31, 2015. As of March 31, 2015, the net monetary liabilities of our Argentina operations were not material. Argentina is not designated as a highly-inflationary economy for accounting purposes and so we continue to record currency translation adjustments within equity and realized exchange gains and losses on transactions in earnings.

Russia. During the fourth quarter of 2014, the value of the Russian ruble relative to the U.S. dollar declined 50%. In the first quarter of 2015, the value of the ruble relative to the U.S. dollar fluctuated significantly, declining 18% in January then increasing 17% across February and March. Due to the significant currency movements, we continue to take actions to protect our near-term operating results, financial condition and cash flow. Our operations in Russia contributed approximately $170 million, or 2.2% of consolidated net revenues for the three months ended March 31, 2015. As of March 31, 2015, the net monetary assets of our Russia operations were not material. Russia is not designated as a highly-inflationary economy for accounting purposes and so we continue to record currency translation adjustments within equity and realized exchange gains and losses on transactions in earnings.

Ukraine. On February 5, 2015, the National Bank of Ukraine changed its currency policy by eliminating daily auctions, which effectively supported the exchange rate, and allowed the Ukrainian hryvnya exchange rate to float relative to the U.S. dollar. During the quarter, the International Monetary Fund also extended $18 billion of financing to Ukraine to support it meeting short- and near-term commitments. The value of the Ukrainian hryvnya relative to the U.S. dollar declined 49% from December 31, 2014 through March 31, 2015, and further volatility in the currency is expected. We continue to take actions to protect our near-term operating results, cash flow and financial condition. Our Ukrainian operations contributed approximately $45 million, or 0.6% of consolidated net revenues for the three months ended March 31, 2015. As of March 31, 2015, the net monetary assets of our Ukrainian operations were not material. Ukraine is not designated as a highly-inflationary economy for accounting purposes and so we continue to record currency translation adjustments within equity and realized exchange gains and losses on transactions in earnings.

New Accounting Pronouncements:

In April 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”) that provides guidance on evaluating whether a cloud computing arrangement includes a software license. If there is a software license component, software licensing accounting should be applied; otherwise, service contract accounting should be applied. The ASU is effective for fiscal years beginning after December 31, 2015, with early adoption permitted. We are currently assessing the impact on our consolidated financial statements.

In April 2015, the FASB issued an ASU that provides a practical expedient for reporting entities with a fiscal year end that does not coincide with a month end when measuring the fair value of plan assets of a defined benefit pension or other postretirement benefit plan. It allows the measurement of plan assets and obligations using the month end that is closest to the entity’s fiscal year end. The ASU requires prospective application and is effective for fiscal years beginning after December 31, 2015, with early adoption permitted. As our current fiscal year end coincides with a calendar month end, we do not expect the standard to have an impact on our consolidated financial statements.

In April 2015, the FASB issued an ASU that simplifies the presentation of debt issuance costs. The standard requires debt issuance costs related to a recognized debt obligation to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt instead of being presented as an asset, similar to the presentation of debt discounts. The ASU requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. We plan to adopt the new standard on or by the January 1, 2016 effective date and are currently assessing the impact on our consolidated financial statements.

In February 2015, the FASB issued an ASU that amends current consolidation guidance related to the evaluation of whether certain legal entities should be consolidated. The standard modifies both the variable interest entity (“VIE”) model and the voting interest model, including analyses of whether limited partnerships are VIEs and the impact of service fees and related party interests in determining if an entity is a VIE to the reporting entity. The guidance is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. We plan to adopt the new standard on the January 1, 2016 effective date and are currently assessing the impact on our consolidated financial statements.

In January 2015, the FASB issued an ASU to simplify income statement classification by removing the concept of extraordinary items from U.S. GAAP. As a result, items that are both unusual and infrequent will no longer be separately reported net of tax after continuing operations. The guidance is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. The standard is not expected to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued an ASU on revenue recognition from contracts with customers. The new ASU outlines a new, single comprehensive model for companies to use in accounting for revenue. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for the goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows from customer contracts, including significant judgments made in recognizing revenue. The guidance is effective for annual reporting periods beginning after December 15, 2016, with early adoption prohibited. In April 2015, the FASB proposed to defer the effective date by one year and allow early adoption as of the original effective date; the deferral has not yet been approved by the board but approval is expected. The ASU may be applied retrospectively to historical periods presented or as a cumulative-effect adjustment as of the date of adoption. We plan to adopt the new standard on the January 1, 2017 effective date and are currently assessing the impact of the new standard on our consolidated financial statements.

Note 2.  Divestitures and Acquisitions

Planned Coffee Business Transactions:

On May 7, 2014, we announced that we entered into an agreement to combine our wholly owned coffee portfolio (outside of France) with D.E Master Blenders 1753 B.V. (“DEMB”). In conjunction with this transaction, Acorn Holdings B.V. (“AHBV”), owner of DEMB, also made a binding offer to receive our coffee business in France. The parties also invited our partners in certain joint ventures to join the new company.

During the first quarter of 2015, we entered into an agreement to sell our interest in a Japanese coffee joint venture to our joint venture partner so they may operate the business independently. In lieu of contributing our interest in the joint venture, we will instead contribute the net cash proceeds from the sale of the interest. Please see discussion of the pending divestiture of the Japanese coffee joint venture below under Other Divestiture and Acquisitions.

Upon completion of all proposed transactions, we expect to receive cash of approximately €4 billion and an equity interest of approximately 49 percent in the new company, to be called Jacobs Douwe Egberts (“JDE”). AHBV will hold a majority share in the proposed combined company and will have a majority of the seats on the board, which will be chaired by current DEMB Chairman Bart Becht. We will have certain minority rights. AHBV is owned by an investor group led by JAB Holding Company s.à r.l.

Once we have contributed our coffee businesses to the new company, we expect to record our interest in JDE as an equity method investment on our consolidated balance sheet and to include our share of its earnings prospectively within our continuing results of operations. We also anticipate recording a gain on the divested assets of our coffee business portfolio.

The transactions remain subject to regulatory approvals and the completion of employee information and consultation requirements. We continue to expect the transactions to be completed in the third quarter of 2015, subject to closing conditions, including regulatory approvals. In December 2014, the European Commission announced its intention to further evaluate the proposed transaction against EU antitrust regulations and in order to make a final determination on merger clearance, which we currently expect in the second quarter of 2015. We and DEMB also continue to undertake consultations with Works Councils and employee representatives as required in connection with the transactions.

In connection with the expected receipt of approximately €4 billion upon closing, we entered into currency exchange forward contracts in the second quarter of 2014 to lock in an expected U.S. dollar value of approximately $5 billion. On February 11, 2015, we monetized these forward contracts and realized total pre-tax gains of $939 million, of which $311 million was recognized in the first quarter of 2015. We also entered into new currency exchange forward contracts to lock in an expected euro/U.S. dollar exchange rate on the expected €4 billion cash receipt that generated a $240 million unrealized gain in the first quarter of 2015. The unrealized gain was recorded within interest and other expense, net and the asset derivative is recorded within other current assets. On April 17, 2015, we monetized the new forward contracts for a realized gain of $296 million and executed new currency exchange forward contracts to continue to lock in an expected U.S. dollar value on the receipt of the €4 billion at closing. Based on changes in the euro/U.S. dollar exchange rate, the actual closing date of the planned coffee business transactions and the settlement dates of the hedges or other hedges we may put into place, the actual amount of U.S. dollars we receive could change.

We have incurred incremental expenses related to readying our coffee businesses for the planned transactions that totaled $28 million in the three months ended March 31, 2015 and were recorded within selling, general and administrative expenses of primarily our Europe and Eastern Europe, Middle East and Africa segments and within our general corporate expenses.

Other Divestiture and Acquisitions:

On February 27, 2015, we announced our agreement to sell our 50 percent interest in a Japanese coffee joint venture to our joint venture partner. During the first quarter of 2015, we reclassified our $96 million held for sale investment from long-term other assets to other current assets, and we recognized $32 million of tax charges related to the pending sale. We also will divest $42 million of cumulative translation losses in connection with the sale. On April 23, 2015, we closed on the transaction and received cash proceeds of 27 billion Japanese yen ($225 million U.S. dollars as of April 23, 2015).

On February 16, 2015, we acquired a U.S. snacking company, Enjoy Life Foods (“Enjoy Life”) within our North America segment. We paid cash and settled debt totaling $81 million in connection with the acquisition. As of March 31, 2015, we recorded a preliminary $81 million purchase price allocation of $58 million in estimated identifiable intangible assets, $19 million of estimated goodwill and $4 million of other net assets. We currently expect to finalize the valuation in the second quarter of 2015. The acquisition-related costs and operating results of the acquisition were not material to our condensed consolidated financial statements as of and for the three months ended March 31, 2015.

On November 11, 2014, we announced the pending acquisition of a biscuit operation in Vietnam. The biscuit operation will become a subsidiary within our Asia Pacific segment. The total consideration to be paid is expected to be up to 12,656 billion Vietnamese dong ($596 million U.S. dollars as of March 31, 2015). We expect to close the initial phase of the transaction in mid 2015 after regulatory and other matters are resolved. We deposited $46 million in escrow upon signing the purchase agreement on November 10, 2014. We expect to pay approximately 9,935 billion Vietnamese dong ($468 million U.S. dollars as of March 31, 2015) and deposit an additional 991 billion Vietnamese dong ($47 million U.S. dollars as of March 31, 2015) in escrow upon completing the initial phase of the transaction in mid 2015, which we expect to fund from current borrowing capacity. The balance will be paid upon the satisfaction of final conditions, including the resolution of warranty or other claims and purchase price adjustments.

Note 3.  Inventories

Inventories consisted of the following:

	As of March 31,	As of December 31,
	2015	2014
	(in millions)

Raw materials	$1,210	$1,122
Finished product	2,211	2,358

Inventories, net	$3,421	$3,480

Note 4.  Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of March 31,	As of December 31,
	2015	2014
	(in millions)

Land and land improvements	$540	$574
Buildings and building improvements	2,946	3,117
Machinery and equipment	11,107	11,737
Construction in progress	1,490	1,484

	16,083	16,912
Accumulated depreciation	(6,822)	(7,085)

Property, plant and equipment, net	$9,261	$9,827

In connection with our 2012-2014 Restructuring Program and 2014-2018 Restructuring Program (see Note 6, Restructuring Programs), we recorded non-cash asset write-downs (including accelerated depreciation and asset impairments) of $78 million in the three months ended March 31, 2015 and $12 million in the three months ended March 31, 2014. These charges were recorded in the consolidated statements of earnings within asset impairment and exit costs as follows:

	For the Three Months Ended
	March 31,
	2015	2014
	(in millions)

Latin America	$13	$–
Asia Pacific	19	–
EEMEA	–	–
Europe	25	1
North America	21	11

Total non-cash asset write-downs	$78	$12

Note 5.  Goodwill and Intangible Assets

Goodwill by reportable segment was:

	As of March 31,	As of December 31,
	2015	2014
	(in millions)

Latin America	$1,004	$1,127
Asia Pacific	2,314	2,395
EEMEA	1,775	1,942
Europe	8,338	8,952
North America	8,925	8,973

Goodwill	$22,356	$23,389

Intangible assets consisted of the following:

	As of March 31,	As of December 31,
	2015	2014
	(in millions)

Non-amortizable intangible assets	$18,017	$18,810
Amortizable intangible assets	2,407	2,525

	20,424	21,335
Accumulated amortization	(990)	(1,000)

Intangible assets, net	$19,434	$20,335

Non-amortizable intangible assets consist principally of brand names purchased through our acquisitions of Nabisco Holdings Corp., the Spanish and Portuguese operations of United Biscuits, the global LU biscuit business of Groupe Danone S.A. and Cadbury Limited. Amortizable intangible assets consist primarily of trademarks, customer-related intangibles, process technology, licenses and non-compete agreements. At March 31, 2015, the weighted-average life of our amortizable intangible assets was 13.3 years.

Amortization expense for intangible assets was $46 million in the three months ended March 31, 2015 and $54 million in the three months ended March 31, 2014. We currently estimate annual amortization expense for each of the next five years to be approximately $190 million, estimated using March 31, 2015 exchange rates.

During our 2014 review of non-amortizable intangible assets, we recorded an impairment charge of $57 million within asset impairment and exit costs for the impairment of intangible assets in Asia Pacific and Europe. We also noted three brands with $341 million of aggregate book value as of December 31, 2014 that each had a fair value in excess of book value of 10% or less. While these intangible assets passed our annual impairment testing and we believe our current plans for each of these brands will allow them to continue to not be impaired, if expectations are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then a brand or brands could become impaired in the future.

Changes in goodwill and intangible assets consisted of:

		Intangible
	Goodwill	Assets, at Cost
	(in millions)

Balance at January 1, 2015	$23,389	$21,335
Changes due to:
Currency	(1,052)	(969)
Acquisition	19	58

Balance at March 31, 2015	$22,356	$20,424

Refer to Note 2, Divestitures and Acquisitions, for additional information related to the Enjoy Life acquisition completed in the first quarter.

Note 6.  Restructuring Programs

2014-2018 Restructuring Program

On May 6, 2014, our Board of Directors approved a $3.5 billion restructuring program, comprised of approximately $2.5 billion in cash costs and $1 billion in non-cash costs (the “2014-2018 Restructuring Program”), and up to $2.2 billion of capital expenditures. The primary objective of the 2014-2018 Restructuring Program is to reduce our operating cost structure in both our supply chain and overhead costs. The program is intended primarily to cover severance as well as asset disposals and other manufacturing-related one-time costs. We expect to incur the majority of the program’s charges in 2015 and 2016 and to complete the program by year-end 2018. Since inception, we have incurred total restructuring and related implementation charges of $605 million related to the 2014-2018 Restructuring Program.

Restructuring Costs:

We recorded restructuring charges of $163 million in the three months ended March 31, 2015 within asset impairment and exit costs. The activity for the 2014-2018 Restructuring Program liability for the three months ended March 31, 2015 was:

	Severance and related costs	Asset Write-downs	Total
	(in millions)

Liability balance, January 1, 2015	$224	$–	$224
Charges	85	78	163
Cash spent	(39)	–	(39)
Non-cash settlements / adjustments	–	(78)	(78)
Currency	(14)	–	(14)

Liability balance, March, 31, 2015	$256	$–	$256

We spent $39 million in the three months ended March 31, 2015 in cash severance and related costs. We also recognized non-cash asset write-downs (including accelerated depreciation and asset impairments) and other non-cash adjustments totaling $78 million in the three months ended March 31, 2015. At March 31, 2015, $248 million of our net restructuring liability was recorded within other current liabilities and $8 million was recorded within other long-term liabilities.

Implementation Costs:

Implementation costs are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. We believe the disclosure of implementation costs provides readers of our financial statements with more information on the total costs of our 2014-2018 Restructuring Program. Implementation costs primarily relate to reorganizing our operations and facilities in connection with our supply chain reinvention program and other identified productivity and cost saving initiatives. The costs include incremental expenses related to the closure of facilities, costs to terminate certain contracts and the simplification of our information systems. Within our continuing results of operations, we recorded implementation costs of $61 million in the three months ended March 31, 2015. We recorded these costs within cost of sales and general corporate expense within selling, general and administrative expenses.

Restructuring and Implementation Costs in Operating Income:

During 2015 and 2014, we recorded restructuring and implementation costs related to the 2014-2018 Restructuring Program within operating income as follows:

	Latin America	Asia Pacific	EEMEA	Europe	North America	Corporate (1)	Total
				(in millions)

For the Three Months Ended March 31, 2015
Restructuring Costs	$15	$25	$2	$109	$11	$1	$163
Implementation Costs	9	4	4	20	9	15	61

Total	$24	$29	$6	$129	$20	$16	$224

Total Project 2014-2015 (2)
Restructuring Costs	$96	$41	$21	$200	$68	$11	$437
Implementation Costs	25	13	8	57	14	51	168

Total	$121	$54	$29	$257	$82	$62	$605

(1)	Includes adjustment for rounding.
(2)	Includes all charges recorded since program inception on May 6, 2014 through March 31, 2015.

2012-2014 Restructuring Program

On October 1, 2012, we completed the Spin-Off of our North American grocery business, Kraft Foods Group, Inc. (“Kraft Foods Group”), to our shareholders (the “Spin-Off”). Prior to this transaction, in 2012, our Board of Directors approved $1.5 billion of related restructuring and implementation costs (the “2012-2014 Restructuring Program”) reflecting primarily severance, asset disposals and other manufacturing-related one-time costs. The primary objective of the 2012-2014 Restructuring Program was to ensure that Mondelēz International and Kraft Foods Group were each set up to operate efficiently and execute on our respective business strategies upon separation and in the future.

Of the $1.5 billion of 2012-2014 Restructuring Program costs, we retained approximately $925 million and Kraft Foods Group retained the balance of the program. Through the end of 2014, we incurred total restructuring and related implementation charges of $899 million, and completed incurring planned charges on the 2012-2014 Restructuring Program.

Restructuring Costs:

We recorded reversals to the restructuring charges of $2 million in the three months ended March 31, 2015 related to accruals no longer required. We recorded restructuring charges of $42 million in the three months ended March 31, 2014 within asset impairment and exit costs. The activity for the 2012-2014 Restructuring Program liability for the three months ended March 31, 2015 was:

	Severance and related costs	Asset Write-downs	Total
		(in millions)

Liability balance, January 1, 2015	$128	$–	$128
Charges	(2)	–	(2)
Cash spent	(19)	–	(19)
Non-cash settlements	–	–	–
Currency	(5)	–	(5)

Liability balance, March 31, 2015	$102	$–	$102

We spent $19 million in the three months ended March 31, 2015 and $28 million in the three months ended March 31, 2014 in cash severance and related costs. We also recognized non-cash pension plan settlement losses (See Note 9, Benefit Plans), non-cash asset write-downs (including accelerated depreciation and asset impairments) and other non-cash adjustments totaling $13 million in the three months ended March 31, 2014. At March 31, 2015, $74 million of our net restructuring liability was recorded within other current liabilities and $28 million was recorded within other long-term liabilities.

Implementation Costs:

Implementation costs related to our 2012-2014 Restructuring Program primarily relate to activities in connection with the Spin-Off such as reorganizing our operations and facilities, the discontinuance of certain product lines and incremental expenses related to the closure of facilities, replicating our information systems infrastructure and reorganizing our sales function. Within our continuing results of operations, we recorded implementation costs of $24 million in the three months ended March 31, 2014. We recorded these costs within cost of sales and selling, general and administrative expenses.

Restructuring and Implementation Costs in Operating Income:

During the three months ended March 31, 2014 and since inception of the 2012-2014 Restructuring Program, we recorded restructuring and implementation costs within operating income as follows:

	Latin America	Asia Pacific	EEMEA	Europe	North America	Corporate (1)	Total
				(in millions)

For the Three Months Ended March 31, 2014
Restructuring Costs	$1	$–	$4	$17	$20	$–	$42
Implementation Costs	–	–	1	15	7	1	24

Total	$1	$–	$5	$32	$27	$1	$66

Total Project 2012-2014 (2)
Restructuring Costs	$36	$36	$69	$249	$337	$2	$729
Implementation Costs	3	6	4	88	65	4	170

Total	$39	$42	$73	$337	$402	$6	$899

(1)	Includes adjustment for rounding.
(2)	Includes all charges recorded since program inception in 2012 through conclusion on December 31, 2014.

Note 7.  Debt

Short-Term Borrowings:

Our short-term borrowings and related weighted-average interest rates consisted of:

	As of March 31, 2015		As of December 31, 2014
	Amount Outstanding	Weighted- Average Rate	Amount Outstanding	Weighted- Average Rate
	(in millions)		(in millions)

Commercial paper	$3,465	0.5%	$1,101	0.4%
Bank loans	223	12.1%	204	8.8%

Total short-term borrowings	$3,688		$1,305

As of March 31, 2015, the commercial paper issued and outstanding had between 1 and 92 days remaining to maturity. Bank loans include borrowings on primarily uncommitted credit lines maintained by some of our international subsidiaries to meet short-term working capital needs.

Borrowing Arrangements:

We maintain a revolving credit facility for general corporate purposes, including for working capital purposes and to support our commercial paper program. Our $4.5 billion multi-year senior unsecured revolving credit facility expires on October 11, 2018. The revolving credit agreement includes a covenant that we maintain a minimum shareholders’ equity of at least $24.6 billion, excluding accumulated other comprehensive earnings / (losses) and the cumulative effects of any changes in accounting principles. At March 31, 2015, we complied with the covenant as our shareholders’ equity as defined by the covenant was $33.8 billion. The revolving credit facility agreement also contains customary representations, covenants and events of default. There are no credit rating triggers, provisions or other financial covenants that could require us to post collateral as security. As of March 31, 2015, no amounts were drawn on the facility.

Some of our international subsidiaries maintain primarily uncommitted credit lines to meet short-term working capital needs. Collectively, these credit lines amounted to $2.0 billion at March 31, 2015 and $2.1 billion at December 31, 2014. Borrowings on these lines amounted to $223 million at March 31, 2015 and $204 million at December 31, 2014.

Long-Term Debt:

On March 30, 2015, we issued fr.675 million of Swiss franc-denominated notes, or approximately $694 million in U.S. dollars as of March 31, 2015, consisting of:

•	fr.175 million (or $180 million) of 0.000% fixed rate notes that mature on March 30, 2017
•	fr.300 million (or $308 million) of 0.625% fixed rate notes that mature on December 30, 2021
•	fr.200 million (or $206 million) of 1.125% fixed rate notes that mature on December 30, 2025

We received net proceeds of $675 million that were used for general corporate purposes. We recorded approximately $2 million of premiums and deferred financing costs, which will be amortized into interest expense over the life of the notes.

On March 20, 2015, €850 million of our 6.250% euro-denominated notes matured. The notes and accrued interest to date were paid with the issuance of commercial paper and cash on hand.

On March 20, 2015, we completed a cash tender offer and retired $2.5 billion of our long-term U.S. dollar debt consisting of:

•	$102 million of our 6.500% Notes due in August 2017
•	$115 million of our 6.125% Notes due in February 2018
•	$80 million of our 6.125% Notes due in August 2018
•	$691 million of our 5.375% Notes due in February 2020
•	$201 million of our 6.500% Notes due in November 2031
•	$26 million of our 7.000% Notes due in August 2037
•	$71 million of our 6.875% Notes due in February 2038
•	$69 million of our 6.875% Notes due in January 2039
•	$1,143 million of our 6.500% Notes due in February 2040

We financed the repurchase of these notes, including the payment of accrued interest and other costs incurred, from net proceeds received from the $2.8 billion notes issuance on March 6, 2015 described below and the issuance of commercial paper. In connection with retiring this debt, during the first three months of 2015, we recorded a $708 million loss on extinguishment of debt within interest expense related to the amount we paid to retire the debt in excess of its carrying value and from recognizing unamortized discounts and deferred financing costs in earnings at the time of the debt extinguishment. The loss on extinguishment is included in long-term debt repayments in the condensed consolidated statement of cash flows for the three months ended March 31, 2015. We also recognized $5 million of charges within interest expense from hedging instruments related to the retired debt. Upon extinguishing the debt, the deferred cash flow hedge amounts were recorded in earnings.

On March 6, 2015, we issued €2.0 billion of euro-denominated notes and £450 million of British pound sterling-denominated notes, or approximately $2.8 billion in U.S. dollars as of March 31, 2015, consisting of:

•	€500 million (or $537 million) of 1.000% fixed rate notes that mature on March 7, 2022
•	€750 million (or $805 million) of 1.625% fixed rate notes that mature on March 8, 2027
•	€750 million (or $805 million) of 2.375% fixed rate notes that mature on March 6, 2035
•	£450 million (or $667 million) of 3.875% fixed rate notes that mature on March 6, 2045

We received net proceeds of $2,890 million that were used to fund the March 2015 tender offer and for other general corporate purposes. We recorded approximately $29 million of discounts and deferred financing costs, which will be amortized into interest expense over the life of the notes.

Our weighted-average interest rate on our total debt was 3.1% as of March 31, 2015, following the completion of our tender offer and debt issuances in the first quarter. Our weighted-average interest rate on our total debt as of December 31, 2014 was 4.3%, down from 4.8% as of December 31, 2013.

Fair Value of Our Debt:

The fair value of our short-term borrowings at March 31, 2015 and December 31, 2014 reflects current market interest rates and approximates the amounts we have recorded on our consolidated balance sheet. The fair value of our long-term debt was determined using quoted prices in active markets (Level 1 valuation data) for the publicly traded debt obligations. At March 31, 2015, the aggregate fair value of our total debt was $19,986 million and its carrying value was $18,705 million. At December 31, 2014, the aggregate fair value of our total debt was $18,463 million and its carrying value was $16,700 million.

Interest and Other Expense, Net:

Interest and other expense, net within our results of continuing operations consisted of:

	For the Three Months Ended
	March 31,
	2015	2014
	(in millions)

Interest expense, debt	$175	$202
Loss on debt extinguishment and related expenses	713	494
Realized gain on planned coffee business divestiture currency hedges	(311)	–
Unrealized gain on planned coffee business divestiture currency hedges	(240)	–
Loss related to interest rate swaps	34	–
Other expense, net	15	24

Total interest and other expense, net	$386	$720

See Note 2, Divestitures and Acquisitions, and Note 8, Financial Instruments, for information on the currency exchange forward contracts associated with the planned coffee business transactions. Also see Note 8, Financial Instruments, for information on the loss related to U.S. dollar interest rate swaps no longer designated as accounting cash flow hedges during the quarter.

Note 8.  Financial Instruments

Fair Value of Derivative Instruments:

Derivative instruments were recorded at fair value in the consolidated balance sheets as follows:

	As of March 31, 2015		As of December 31, 2014
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
	(in millions)

Derivatives designated as accounting hedges:
Currency exchange contracts	$90	$33	$69	$17
Commodity contracts	1	57	12	33
Interest rate contracts	17	73	13	42

	$108	$163	$94	$92

Derivatives not designated as accounting hedges:
Currency exchange contracts	$284	$77	$735	$24
Commodity contracts	107	156	90	194
Interest rate contracts	50	33	59	39

	$441	$266	$884	$257

Total fair value	$549	$429	$978	$349

We record derivative assets and liabilities on a gross basis in our condensed consolidated balance sheet. The fair value of our asset derivatives is recorded within other current assets and the fair value of our liability derivatives is recorded within other current liabilities. See our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2014 for additional information on our risk management strategies and use of derivatives and related accounting.

The fair values (asset / (liability)) of our derivative instruments were determined using:

	As of March 31, 2015
	Total Fair Value of Net Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)

Currency exchange contracts	$264	$–	$264	$–
Commodity contracts	(105)	(105)	–	–
Interest rate contracts	(39)	–	(39)	–

Total derivatives	$120	$(105)	$225	$–

	As of December 31, 2014
	Total Fair Value of Net Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)

Currency exchange contracts	$763	$–	$763	$–
Commodity contracts	(125)	(49)	(76)	–
Interest rate contracts	(9)	–	(9)	–

Total derivatives	$629	$(49)	$678	$–

Level 1 financial assets and liabilities consist of exchange-traded commodity futures and listed options. The fair value of these instruments is determined based on quoted market prices on commodity exchanges. Our exchange-traded derivatives are generally subject to master netting arrangements that permit net settlement of transactions with the same counterparty when certain criteria are met, such as in the event of default. We also are required to maintain cash margin accounts in connection with funding the settlement of our open positions, and the margin requirements generally fluctuate daily based on market conditions. We have recorded margin deposits related to our exchange-traded derivatives of $146 million as of March 31, 2015 and $84 million as of December 31, 2014 within other current assets. Based on our net asset or liability positions with individual counterparties, in the event of default and immediate net settlement of all of our open positions, for derivatives we have in a net liability position, we would owe $1 million as of March 31, 2015 and $3 million as of December 31, 2014, and for derivatives we have in a net asset position, our counterparties would owe us a total of $42 million as of March 31, 2015 and $38 million as of December 31, 2014.

Level 2 financial assets and liabilities consist primarily of over-the-counter (“OTC”) currency exchange forwards, options and swaps; commodity forwards and options; and interest rate swaps. Our currency exchange contracts are valued using an income approach based on observable market forward rates less the contract rate multiplied by the notional amount. Commodity derivatives are valued using an income approach based on the observable market commodity index prices less the contract rate multiplied by the notional amount or based on pricing models that rely on market observable inputs such as commodity prices. Our calculation of the fair value of interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the observable market interest rate curve. Our calculation of the fair value of financial instruments takes into consideration the risk of nonperformance, including counterparty credit risk. Our OTC derivative transactions are governed by International Swap Dealers Association agreements and other standard industry contracts. Under these agreements, we do not post nor require collateral from our counterparties. The majority of our commodity and currency exchange OTC derivatives do not have a legal right of set-off. In connection with our OTC derivatives that could be net-settled in the event of default, assuming all parties were to fail to comply with the terms of the agreements, for derivatives we have in a net liability position, we would owe $159 million as of March 31, 2015 and $156 million as of December 31, 2014, and for derivatives we have in a net asset position, our counterparties would owe us a total of $67 million as of March 31, 2015 and $72 million as of December 31, 2014. We manage the credit risk in connection with these and all our derivatives by entering into transactions with counterparties with investment grade credit ratings, limiting the amount of exposure with each counterparty and monitoring the financial condition of our counterparties.

Derivative Volume:

The net notional values of our derivative instruments were:

	Notional Amount
	As of March 31,	As of December 31,
	2015	2014
	(in millions)

Currency exchange contracts:
Intercompany loans and forecasted interest payments	$3,639	$3,640
Forecasted transactions	6,670	6,681
Commodity contracts	1,196	1,569
Interest rate contracts	3,037	3,970
Net investment hedge – euro notes	4,722	3,932
Net investment hedge – pound sterling notes	1,185	545
Net investment hedge – Swiss franc notes	694	–

Cash Flow Hedges:

Cash flow hedge activity, net of taxes, within accumulated other comprehensive earnings / (losses) included:

	For the Three Months Ended
	March 31,
	2015	2014
	(in millions)

Accumulated gain / (loss) at beginning of period	$(2)	$117
Transfer of realized losses / (gains) in fair value to earnings	(18)	(1)
Unrealized gain / (loss) in fair value	(26)	(34)

Accumulated gain / (loss) at end of period	$(46)	$82

After-tax gains / (losses) reclassified from accumulated other comprehensive earnings / (losses) into net earnings were:

	For the Three Months Ended
	March 31,
	2015	2014
	(in millions)

Currency exchange contracts – forecasted transactions	$46	$(2)
Commodity contracts	(2)	5
Interest rate contracts	(26)	(2)

Total	$18	$1

After-tax gains / (losses) recognized in other comprehensive earnings / (losses) were:

	For the Three Months Ended
	March 31,
	2015	2014
	(in millions)

Currency exchange contracts -forecasted transactions	$49	$2
Commodity contracts	(38)	11
Interest rate contracts	(37)	(47)

Total	$(26)	$(34)

Cash flow hedge ineffectiveness was not material for all periods presented.

Pre-tax gains / (losses) on amounts excluded from effectiveness testing recognized in net earnings from continuing operations included a pre-tax loss of $34 million recognized in the three months ended March 31, 2015 within interest and other expense, net related to certain U.S. dollar interest rate swaps that we no longer designate as accounting cash flow hedges due to a change in financing and hedging plans. In the first quarter, our plans to issue U.S. dollar debt changed and we issued euro, British pound sterling and Swiss franc-denominated notes due to lower overall cost and our decision to hedge a greater portion of our net investments in operations that use these currencies as their functional currencies. In the prior-year period, amounts excluded from effectiveness testing were not material.

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

Based on current market conditions, we would expect to transfer unrealized losses of $55 million (net of taxes) for commodity cash flow hedges, unrealized gains of $55 million (net of taxes) for currency cash flow hedges and unrealized losses of $1 million (net of taxes) for interest rate cash flow hedges to earnings during the next 12 months.

Hedge Coverage:

As of March 31, 2015, we hedged transactions forecasted to impact cash flows over the following periods:

•	commodity transactions for periods not exceeding the next 16 months;
•	interest rate transactions for periods not exceeding the next 30 years and 11 months; and
•	currency exchange transactions for periods not exceeding the next 11 months.

Fair Value Hedges:

Pre-tax gains / (losses) due to changes in fair value of our interest rate swaps and related hedged long-term debt were recorded in interest and other expense, net:

	For the Three Months Ended March 31,
	2015	2014
	(in millions)

Derivatives	$4	$–
Borrowings	(4)	–

Fair value hedge ineffectiveness and amounts excluded from effectiveness testing were not material for all periods presented.

Economic Hedges:

Pre-tax gains / (losses) recorded in net earnings for economic hedges were:

			Location of
	For the Three Months Ended		Gain / (Loss)
	March 31,		Recognized
	2015	2014	in Earnings
	(in millions)

Currency exchange contracts:
Intercompany loans and forecasted interest payments	$7	$(2)	Interest and other expense, net
Forecasted transactions	(3)	(10)	Cost of sales
Forecasted transactions	553	(5)	Interest and other expense, net
Forecasted transactions	(11)	(1)	Selling, general and administrative expenses
Interest rate contracts	1	–	Interest and other expense, net
Commodity contracts	(41)	38	Cost of sales

Total	$506	$20

In connection with the planned coffee business transactions, we entered into euro to U.S. dollar currency exchange forward contracts to hedge an expected cash receipt of €4 billion upon closing. As the forward contracts relate to a pending business divestiture, unrealized gains and losses on the derivative are recorded in earnings. We recorded a $311 million realized gain and a $240 million unrealized gain for the three months ended March 31, 2015 within interest and other expense, net in connection with the forward contracts as the U.S. dollar strengthened relative to the euro. See Note 2, Divestitures and Acquisitions—Planned Coffee Business Transactions, for additional information on our currency exchange forward contracts transactions in the first quarter of 2015.

Hedges of Net Investments in International Operations:

After-tax gains / (losses) related to hedges of net investments in international operations in the form of euro, pound sterling and Swiss franc-denominated debt were:

	For the Three Months Ended March 31,		Location of Gain / (Loss) Recognized in AOCI
	2015	2014
	(in millions)

Euro notes	$314	$(5)	Currency
Pound sterling notes	32	(4)	Translation
Swiss franc notes	(13)	–	Adjustment

Note 9. Benefit Plans

Pension Plans

Components of Net Periodic Pension Cost:

Net periodic pension cost consisted of the following:

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2015	2014	2015	2014
	(in millions)

Service cost	$17	$15	$50	$44
Interest cost	17	17	77	97
Expected return on plan assets	(23)	(20)	(119)	(123)
Amortization:
Net loss from experience differences	12	8	39	27
Settlement losses	3	2	–	5

Net periodic pension cost	$26	$22	$47	$50

Employer Contributions:

We make contributions to our U.S. and non-U.S. pension plans primarily to the extent that they are tax deductible and do not generate an excise tax liability. During the three months ended March 31, 2015, we contributed $202 million to our U.S. plans and $116 million to our non-U.S. plans. Based on current tax law, we plan to make further contributions of approximately $8 million to our U.S. plans and approximately $203 million to our non-U.S. plans during the remainder of 2015. However, our actual contributions may differ due to many factors, including changes in tax and other benefit laws or significant differences between expected and actual pension asset performance or interest rates.

Postretirement Benefit Plans

Net postretirement health care costs consisted of the following:

	For the Three Months Ended
	March 31,
	2015	2014
	(in millions)

Service cost	$4	$3
Interest cost	6	5
Amortization:
Net loss from experience differences	3	2
Prior service credit	(2)	(3)

Net postretirement health care costs	$11	$7

Postemployment Benefit Plans

Net postemployment costs consisted of the following:

	For the Three Months Ended
	March 31,
	2015	2014
	(in millions)

Service cost	$2	$2
Interest cost	1	2

Net postemployment costs	$3	$4

Note 10. Stock Plans

Stock Options:

Stock option activity consisted of the following:

	Shares Subject to Option	Weighted-Average Exercise or Grant Price Per Share	Aggregate Intrinsic Value

Balance at January 1, 2015	56,431,551	$24.19	$685 million

Annual grant to eligible employees	8,899,530	36.94
Additional options issued	808,460	35.48

Total options granted	9,707,990	36.82
Options exercised	(2,598,094)	23.16	$35 million
Options cancelled	(632,703)	31.37

Balance at March 31, 2015	62,908,744	26.11	$635 million

Restricted and Deferred Stock:

Restricted and deferred stock activity consisted of the following:

	Number of Shares	Grant Date	Weighted-Average Fair Value Per Share	Weighted-Average Aggregate Fair Value

Balance at January 1, 2015	10,582,640		$28.56

Performance share units granted	1,598,290	Feb. 18, 2015	36.94
Annual grant to eligible employees	1,253,550	Feb. 18, 2015	36.94
Additional shares issued	643,413	Various	36.71

Total shares granted	3,495,253		36.90	$129 million
Vested	(3,234,075)		36.95	$119 million
Forfeited	(267,181)		32.49

Balance at March 31, 2015	10,576,637		28.65

Share Repurchase Program:

During 2013, our Board of Directors authorized the repurchase of $7.7 billion of our Common Stock through December 31, 2016. Repurchases under the program are determined by management and are wholly discretionary. During the three months ended March 31, 2015, we repurchased 41.7 million shares of Common Stock at an average cost of $35.98 per share, or an aggregate cost of $1.5 billion, which was paid during the quarter. All share repurchases were funded through available cash and commercial paper issuances. As of March 31, 2015, we have $1.6 billion in remaining share repurchase capacity.

Note 11.  Commitments and Contingencies

Legal Proceedings:

We routinely are involved in legal proceedings, claims and governmental inspections or investigations (“Legal Matters”) arising in the ordinary course of our business.

A compliant and ethical corporate culture, which includes adhering to laws and industry regulations in all jurisdictions in which we do business, is integral to our success. Accordingly, after we acquired Cadbury in February 2010, we began reviewing and adjusting, as needed, Cadbury’s operations in light of applicable standards as well as our policies and practices. We initially focused on such high priority areas as food safety, the Foreign Corrupt Practices Act (“FCPA”) and antitrust. Based upon Cadbury’s pre-acquisition policies and compliance programs and our post-acquisition reviews, our preliminary findings indicated that Cadbury’s overall state of compliance was sound. Nonetheless, through our reviews, we determined that in certain jurisdictions, including India, there appeared to be facts and circumstances warranting further investigation. We are continuing our investigations in certain jurisdictions, including in India, and we continue to cooperate with governmental authorities.

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

In February 2013 and March 2014, Cadbury India Limited (now known as Mondelez India Foods Private Limited), a subsidiary of Mondelēz International, and other parties received show cause notices from the Indian Central Excise Authority (the “Excise Authority”) calling upon the parties to demonstrate why the Excise Authority should not collect a total of 3.7 billion Indian rupees (approximately $60 million U.S. dollars as of March 31, 2015) of unpaid excise tax and an equivalent amount of penalties, as well as interest, related to production at the same Indian facility. We contested these demands for unpaid excise taxes, penalties and interest. On March 27, 2015, after several hearings, the Commissioner of the Excise Authority issued an order denying the excise exemption that we claimed for the Indian facility and confirming the Excise Authority’s demands for total taxes and penalties in the amount of 5.8 billion Indian rupees (approximately $94 million U.S. dollars as of March 31, 2015). We plan to appeal this order. In addition, the Excise Authority issued another show cause notice, dated February 6, 2015, on the same issue but covering the period January to October 2014, thereby adding 1.0 billion Indian rupees (approximately $17 million U.S. dollars as of March 31, 2015) of unpaid excise taxes as well as 1.0 billion Indian rupees (approximately $17 million U.S. dollars as of March 31, 2015) of penalties, as well as interest, to the amount claimed by the Excise Authority. We believe that the decision to claim the excise tax benefit is valid and we are continuing to contest the show cause notices through the administrative and judicial process.

In April 2013, the staff of the U.S. Commodity Futures Trading Commission (“CFTC”) advised us and Kraft Foods Group that it was investigating activities related to the trading of December 2011 wheat futures contracts that occurred prior to the Spin-Off of Kraft Foods Group. We cooperated with the staff in its investigation. On April 1, 2015, the CFTC filed a complaint against Kraft Foods Group and Mondelēz Global LLC in the U.S. District Court for the Northern District of Illinois, Eastern Division (the “CFTC action”). The complaint alleges that Kraft Foods Group and we (1) manipulated or attempted to manipulate the wheat markets during the fall of 2011; (2) violated position limit levels for wheat futures and (3) engaged in non-competitive trades by trading both sides of exchange-for-physical Chicago Board of Trade wheat contracts. The CFTC seeks civil monetary penalties of either triple the monetary gain for each violation of the Commodity Exchange Act (the “Act”) or $1 million for each violation of Section 6(c)(1), 6(c)(3) or 9(a)(2) of the Act and $140,000 for each additional violation of the Act, plus post-judgment interest; an order of permanent injunction prohibiting Kraft Foods Group and us from violating specified provisions of the Act; disgorgement of profits; and costs and fees. In addition, class action complaints were filed against Kraft Foods Group and us in the U.S. District Court for the Northern District of Illinois. These were filed on April 2, 2015 by Harry Ploss, as trustee for the Harry Ploss Trust dated 8/16/1993, on April 9, 2015 by Richard Dennis, on April 16,

2015 by Henrik Christensen, on April 22, 2015 by White Oak Fund, LP and on April 24, 2015 by Budicak Inc., in each case on behalf of themselves and others similarly situated. The complaints make the same allegations as those made in the CFTC action and seek class action certification; an unspecified amount for damages, interest and unjust enrichment; and costs and fees. It is not possible to predict the outcome of these matters; however, based on our Separation and Distribution Agreement with Kraft Foods Group dated as of September 27, 2012, we expect to predominantly bear any monetary penalties or other payments in connection with the CFTC action.

While we cannot predict with certainty the results of any Legal Matters in which we are currently involved, we do not expect that the ultimate costs to resolve any of these Legal Matters, individually or in the aggregate, will have a material effect on our financial results.

Third-Party Guarantees:

We enter into third-party guarantees primarily to cover the long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At March 31, 2015, we had no material third-party guarantees recorded on our consolidated balance sheet.

Note 12.  Reclassifications from Accumulated Other Comprehensive Income

The components of accumulated other comprehensive earnings / (losses) attributable to Mondelēz International were:

	Mondelēz International Shareholders’ Equity
	Currency Translation Adjustments	Pension and Other Benefits	Derivatives Accounted for as Hedges	Total
	(in millions)

Balances at January 1, 2014	$(1,414)	$(1,592)	$117	$(2,889)

Other comprehensive earnings / (losses), before reclassifications:
Currency translation adjustment (1)	(225)	8	–	(217)
Pension and other benefits	–	6	–	6
Derivatives accounted for as hedges	(15)	–	(56)	(71)
Losses / (gains) reclassified into net earnings	–	41	(2)	39
Tax (expense) / benefit	6	(13)	23	16

Total other comprehensive earnings / (losses)				(227)

Balances at March 31, 2014	$(1,648)	$(1,550)	$82	$(3,116)

Balances at January 1, 2015	$(5,042)	$(2,274)	$(2)	$(7,318)

Other comprehensive earnings / (losses), before reclassifications:
Currency translation adjustment(1)	(2,352)	131	–	(2,221)
Pension and other benefits	–	–	–	–
Derivatives accounted for as hedges	525	–	(56)	469
Losses / (gains) reclassified into net earnings	–	55	(4)	51
Tax (expense) / benefit	(192)	(13)	16	(189)

Total other comprehensive earnings / (losses)				(1,890)

Balances at March 31, 2015	$(7,061)	$(2,101)	$(46)	$(9,208)

(1)	The condensed consolidated statement of other comprehensive earnings includes currency translation adjustment attributable to noncontrolling interests of $(25) million for the three months ended March 31, 2015 and $(1) million for the three months ended March 31, 2014.

Amounts reclassified from accumulated other comprehensive earnings / (losses) and their locations in the condensed consolidated financial statements were as follows:

	For the Three Months Ended		Location of Gain / (Loss) Recognized in Net Earnings
	March 31,
	2015	2014
	(in millions)

Pension and other benefits:
Reclassification of losses / (gains) into net earnings:
Amortization of experience losses and prior service costs (1)	$52	$34
Settlement losses (1)	3	7
Tax impact	(13)	(13)	Provision for income taxes
Derivatives accounted for as hedges:
Reclassification of losses / (gains) into net earnings:
Currency exchange contracts – forecasted transactions	(50)	2	Cost of sales
Commodity contracts	5	(7)	Cost of sales
Interest rate contracts	41	3	Interest and other expense, net
Tax impact	(14)	–	Provision for income taxes

Total reclassifications into net earnings, net of tax	24	26

(1)	These items are included in the components of net periodic benefit costs disclosed in Note 9, Benefit Plans.

Note 13.  Income Taxes

During 2015, as part of our ongoing remediation efforts related to the material weakness in internal controls over the accounting for income taxes, we recorded out-of-period adjustments that had an immaterial impact on the provision for income taxes of $7 million for the three months ended March 31, 2015. The out-of-period adjustments were not material to the consolidated financial statements for any prior period.

Based on current tax laws, our estimated annual effective tax rate for 2015 is 20.5%, reflecting favorable impacts from the mix of pre-tax income in various non-U.S. tax jurisdictions. Our 2015 first quarter effective tax rate of 26.6% was unfavorably impacted by net tax expense from $25 million of discrete one-time events. The discrete net tax expense primarily consisted of a $32 million tax charge related to the sale of our interest in a Japanese coffee joint venture that subsequently closed on April 23, 2015. The investment’s change to held-for-sale status in the first quarter of 2015 resulted in the recognition of the tax charge since we are no longer indefinitely reinvested in this joint venture.

As of the first quarter of 2014, our estimated annual effective tax rate for 2014 was 20.1%, reflecting favorable impacts from the mix of pre-tax income in various non-U.S. tax jurisdictions, partially offset by the remeasurement of our Venezuelan net monetary assets. Our 2014 first quarter effective tax rate of (22.0)% was due to net tax benefits from discrete one-time events and lower pre-tax income due to the tender-related loss on debt extinguishment and the remeasurement of the Venezuela net monetary assets. Of the discrete net tax benefits of $52 million in the quarter, $51 million related to favorable tax audit settlements and expirations of statutes of limitations in several jurisdictions.

Note 14.  Earnings Per Share

Basic and diluted earnings per share (“EPS”) were calculated using the following:

	For the Three Months Ended
	March 31,
	2015	2014
	(in millions, except per share data)

Net earnings	$312	$150
Noncontrolling interest	(12)	(13)

Net earnings attributable to Mondelēz International	$324	$163

Weighted-average shares for basic EPS	1,648	1,704
Plus incremental shares from assumed conversions of stock options and long-term incentive plan shares	17	18

Weighted-average shares for diluted EPS	1,665	1,722

Basic earnings per share attributable to Mondelēz International	$0.20	$0.10
Diluted earnings per share attributable to Mondelēz International	$0.19	$0.09

We exclude antidilutive Mondelēz International stock options from our calculation of weighted-average shares for diluted EPS. We excluded 10.9 million antidilutive stock options for the three months ended March 31, 2015 and 4.7 million antidilutive stock options for the three months ended March 31, 2014.

Note 15.  Segment Reporting

We manufacture and market primarily snack food and beverage products, including biscuits (cookies, crackers and salted snacks), chocolate, gum & candy, coffee & powdered beverages and various cheese & grocery products. We manage our global business and report operating results through geographic units.

Our operations and management structure are organized into five reportable operating segments:

•	Latin America
•	Asia Pacific
•	Eastern Europe, Middle East and Africa (“EEMEA”)
•	Europe
•	North America

We manage our operations by region to leverage regional operating scale, manage different and changing business environments more effectively and pursue growth opportunities as they arise in our key markets. Beginning in 2015, within each region, we also manage by product category. The change did not affect our operating or reportable segments. In 2014, we managed our operations within Latin America, Asia Pacific and EEMEA by location and within Europe and North America by product category. Also, in 2015, we began to report stock-based compensation for our corporate employees, which was previously reported within our North America region, within general corporate expenses. During the first quarter of 2015, we reclassified $11 million of corporate stock-based compensation expense out of the North America segment.

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

Our segment net revenues and earnings were:

	For the Three Months Ended March 31,
	2015	2014
	(in millions)
Net revenues:
Latin America	$1,257	$1,356
Asia Pacific	1,153	1,223
EEMEA	695	838
Europe	2,975	3,557
North America	1,682	1,667

Net revenues	$7,762	$8,641

	For the Three Months Ended March 31,
	2015	2014
	(in millions)
Earnings before income taxes:
Operating income:
Latin America	$154	$44
Asia Pacific	146	188
EEMEA	32	64
Europe	326	463
North America	281	203
Unrealized gains / (losses) on hedging activities	(7)	7
General corporate expenses	(74)	(72)
Amortization of intangibles	(46)	(54)
Acquisition-related costs	(1)	–

Operating income	811	843
Interest and other expense, net	(386)	(720)

Earnings before income taxes	$425	$123

Items impacting our segment operating results are discussed in Note 1, Basis of Presentation, including the Venezuelan currency devaluation, Note 2, Divestitures and Acquisitions and Note 6, Restructuring Programs. Also see Note 7, Debt, and Note 8, Financial Instruments, for more information on our interest and other expense, net for each period.

Net revenues by product category were:

	For the Three Months Ended March 31, 2015
	Latin	Asia			North
	America	Pacific	EEMEA	Europe	America	Total
	(in millions)

Biscuits	$309	$316	$124	$594	$1,358	$2,701
Chocolate	294	402	199	1,228	56	2,179
Gum & Candy	295	191	118	183	268	1,055
Beverages	214	115	185	674	–	1,188
Cheese & Grocery	145	129	69	296	–	639

Total net revenues	$1,257	$1,153	$695	$2,975	$1,682	$7,762

	For the Three Months Ended March 31, 2014 (1)
	Latin	Asia			North
	America	Pacific	EEMEA	Europe	America	Total
	(in millions)

Biscuits	$327	$331	$147	$722	$1,341	$2,868
Chocolate	324	418	243	1,476	63	2,524
Gum & Candy	286	206	147	223	263	1,125
Beverages	255	122	228	777	–	1,382
Cheese & Grocery	164	146	73	359	–	742

Total net revenues	$1,356	$1,223	$838	$3,557	$1,667	$8,641

(1)	During 2014, we realigned some of our products across product categories and as such, we reclassified the product category net revenues on a basis consistent with the 2015 presentation.

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

Planned Coffee Business Transactions

On May 7, 2014, we announced that we entered into an agreement to combine our wholly owned coffee portfolio (outside of France) with D.E Master Blenders 1753 B.V. (“DEMB”). In conjunction with this transaction, Acorn Holdings B.V. (“AHBV”), owner of DEMB, also made a binding offer to receive our coffee business in France. The parties also invited our partners in certain joint ventures to join the new company.

During the first quarter of 2015, we entered into an agreement to sell our interest in a Japanese coffee joint venture to our joint venture partner so they may operate the business independently. In lieu of contributing our interest in the joint venture, we will instead contribute the net cash proceeds from the sale of the interest. Please see discussion of the pending divestiture of the Japanese coffee joint venture in Note 2, Divestitures and Acquisitions.

Upon completion of all proposed transactions, we expect to receive cash of approximately €4 billion and an equity interest of approximately 49 percent in the new company, to be called Jacobs Douwe Egberts (“JDE”). AHBV will hold a majority share in the proposed combined company and will have a majority of the seats on the board, which will be chaired by current DEMB Chairman Bart Becht. We will have certain minority rights. AHBV is owned by an investor group led by JAB Holding Company s.à r.l.

The transactions remain subject to regulatory approvals and the completion of employee information and consultation requirements. We continue to expect the transactions to be completed in the third quarter of 2015, subject to closing conditions, including regulatory approvals. In December 2014, the European Commission announced its intention to further evaluate the proposed transaction against EU antitrust regulations in order to make a final determination on merger clearance, which we currently expect in the second quarter of 2015. We and DEMB also continue to undertake consultations with Works Councils and employee representatives as required in connection with the transactions.

In connection with the expected receipt of approximately €4 billion upon closing, we entered into currency exchange forward contracts in the second quarter of 2014 to lock in an expected U.S. dollar value of approximately $5 billion. On February 11, 2015, we monetized these forward contracts and realized total pre-tax gains of $939 million, of which $311 million was recognized in the first quarter of 2015. We also entered into new currency exchange forward contracts to lock in an expected euro/U.S. dollar exchange rate on the expected €4 billion cash receipt that generated a $240 million unrealized gain in the first quarter of 2015. The unrealized gain was recorded within interest and other expense, net and the asset derivative is recorded within other current assets. On April 17, 2015, we monetized the new forward contracts for a realized gain of $296 million and executed new currency exchange forward contracts to continue to lock in an expected U.S. dollar value on the receipt of the €4 billion at closing. Based on changes in the euro/U.S. dollar exchange rate, the actual closing date of the planned coffee business transactions and the settlement dates of the hedges or other hedges we may put into place, the actual amount of U.S. dollars we receive could change.

We have incurred incremental expenses related to readying our coffee businesses for the planned transactions which totaled $28 million in the three months ended March 31, 2015 and were recorded within selling, general and administrative expenses of primarily our Europe and EEMEA segments and within our general corporate expenses. For additional information on the JDE coffee transactions, see Note 2, Divestitures and Acquisitions – Planned Coffee Business Transactions.

Debt Issuances and Tender Offer

On March 30, 2015, we issued $694 million of Swiss franc-denominated notes that generated approximately $675 million of net cash proceeds, which were used for general corporate purposes. In March 2015, we also recorded approximately $2 million of premiums and deferred financing costs, which will be amortized into interest expense over the life of the notes.

On March 20, 2015, we completed a cash tender offer and retired $2.5 billion of our outstanding higher coupon U.S. dollar debt. In the first three months of 2015, we recorded a $713 million loss on debt extinguishment and related expenses related to the amount we paid to retire the debt in excess of its carrying value and from recognizing unamortized discounts and deferred financing costs in earnings at the time of the debt extinguishment.

On March 6, 2015, we issued $2.8 billion aggregate amount of euro and British pound sterling-denominated notes that generated approximately $2.9 billion of net cash proceeds, which were used to fund the March 2015 tender offer and for other general corporate purposes. In March 2015, we also recorded approximately $29 million of discounts and deferred financing costs, which will be amortized into interest expense over the life of the notes.

Our weighted-average interest rate on our total debt was 3.1% as of March 31, 2015, following the completion of our tender offer and debt issuances in the first quarter. Our weighted-average interest rate on our total debt as of December 31, 2014 was 4.3%, down from 4.8% as of December 31, 2013. See Note 7, Debt, for additional information on these transactions.

Summary of Results

•	Net revenues of $7.8 billion decreased 10.2% in the first quarter of 2015 as compared to the first quarter of 2014. Net revenues in 2015 were significantly affected by unfavorable currency translation as the U.S dollar strengthened against most currencies in which we operate.

•	Organic Net Revenue of $9.0 billion increased 3.8% in the first quarter of 2015 as compared to the first quarter of 2014. Organic Net Revenue is a non-GAAP financial measure we use to evaluate our underlying results (see the definition of Organic Net Revenue and our reconciliation with net revenues within Non-GAAP Financial Measures appearing later in this section).

•	Diluted EPS attributable to Mondelēz International of $0.19 increased 111.1% in the first quarter of 2015 as compared to the first quarter of 2014. A number of significant items also affected the comparability of our reported results, as further described in the Discussion and Analysis of Historical Results appearing later in this section and in the notes to the condensed consolidated financial statements.

•	Adjusted EPS of $0.41 increased 5.1% in the first quarter of 2015 as compared to the first quarter of 2014. On a constant currency basis, Adjusted EPS of $0.49 increased 25.6% in the first quarter of 2015. Adjusted EPS is a non-GAAP financial measure we use to evaluate our underlying results (see the definition of Adjusted EPS and our reconciliation with diluted EPS within Non-GAAP Financial Measures appearing later in this section).

Financial Performance Measures

We seek to achieve top-tier financial performance. We manage our business to achieve this goal using our key operating metrics: Organic Net Revenue, Adjusted Operating Income and Adjusted EPS. As we evaluate our revenue growth, in addition to evaluating underlying revenue drivers such as pricing and volume/mix, we also evaluate revenue growth from emerging markets and our Power Brands. Refer to Non-GAAP Financial Measures appearing later in this section for more information on these measures.

We also monitor a number of factors and trends that we expect may affect our revenues and profitability. During the first quarter of 2015, we continued to note similar trends as we highlighted in our most recently filed Annual Report on Form 10-K for the year ended December 31, 2014. In particular, volatility in the global commodity and currency markets continued. Refer to Commodity Trends appearing later in this section and Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting, for additional information on our commodity costs and specific currency risks we are monitoring.

Discussion and Analysis of Historical Results

Items Affecting Comparability of Financial Results

The following table includes significant income or (expense) items that affected the comparability of our pre-tax results of operations and our effective tax rates. Please refer to the notes to the condensed consolidated financial statements indicated below for more information. Refer also to the Consolidated Results of Operations – Net Earnings and Earnings per Share Attributable to Mondelēz International table for the per share impacts of these items.

		For the Three Months Ended March 31,
	See Note	2015	2014
		(in millions of U.S. dollars)

Planned coffee business transactions:	Note 2
Incremental costs for readying the businesses		$(28)	$–
Unrealized gain on currency hedges		240	–
Realized gain on currency hedges (1)		311	–

2014-2018 Restructuring Program:	Note 6
Restructuring charges		(163)	–
Implementation charges		(61)	–

2012-2014 Restructuring Program:	Note 6
Restructuring charges		2	(42)
Implementation charges		–	(24)

Remeasurement of Venezuelan net monetary assets:	Note 1
Q1 2014: 6.30 to 10.70 bolivars to U.S. dollar		–	(142)
Q1 2015: 11.50 to 12.00 bolivars to U.S. dollar		(11)	–

Loss on debt extinguishment and related expenses	Note 7	(713)	(494)

Effective tax rate	Note 13	26.6%	(22.0)%

(1)	On February 11, 2015, we monetized certain currency hedges related to the anticipated cash receipt of €4 billion from the planned coffee business transactions, and we realized total pre-tax gains of $939 million, of which $311 million was recognized in the first quarter of 2015. Refer to Note 2, Divestitures and Acquisitions–Planned Coffee Business Transactions, for more information.

Consolidated Results of Operations

The following discussion compares our consolidated results of operations for the three months ended March 31, 2015 and 2014.

Three Months Ended March 31:

	For the Three Months Ended
	March 31,
	2015	2014	$ change	% change
	(in millions, except per share data)

Net revenues	$7,762	$8,641	$(879)	(10.2)%

Operating income	811	843	(32)	(3.8)%

Net earnings attributable to Mondelēz International	324	163	161	98.8%

Diluted earnings per share attributable to Mondelēz International	0.19	0.09	0.10	111.1%

Net Revenues – Net revenues decreased $879 million (10.2%) to $7,762 million in the first quarter of 2015, and Organic Net Revenue (1) increased $328 million (3.8%) to $8,969 million. Organic Net Revenue growth was driven primarily by our Power Brands, which grew 5.9%. In addition, emerging markets grew 10.8% and accounted for the entire increase in our Organic Net Revenue. The underlying changes in net revenues and Organic Net Revenue are detailed below:

	2015
Change in net revenues (by percentage point)
Higher net pricing	6.5	pp
Unfavorable volume/mix	(2.7	)pp

Total change in Organic Net Revenue (1)	3.8%
Unfavorable currency	(14.5	)pp
Impact of accounting calendar change	0.4	pp
Impact of acquisition	0.1	pp

Total change in net revenues	(10.2)%

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.

Organic Net Revenue growth was driven by higher net pricing, partially offset by unfavorable volume/mix. Net pricing was up, which includes the carryover benefit of pricing actions taken in 2014 as well as the effects of input cost-driven pricing actions taken during the quarter. Higher net pricing was reflected across all segments, primarily Latin America, Europe and EEMEA. Unfavorable volume/mix was largely due to price elasticity as well as strategic decisions to exit certain low-margin product lines, partially offset by the shift of Easter-related shipments into the first quarter. Unfavorable volume/mix was reflected primarily in Europe, Latin America and Asia Pacific. Unfavorable currency impacts decreased net revenues by $1,251 million, due primarily to the strength of the U.S. dollar relative to several currencies, including the euro, Venezuelan bolivar, Russian ruble, Brazilian real, British pound sterling and Ukrainian hryvnya. The North America segment accounting calendar change resulted in a year-over-year increase in net revenues of $39 million. The February 16, 2015 acquisition of the Enjoy Life Foods snacking business in North America added $5 million in incremental net revenues for the quarter.

Operating Income – Operating income decreased $32 million (3.8%) to $811 million in the first quarter of 2015, Adjusted Operating Income (1) increased $19 million (1.8%) to $1,072 million and Adjusted Operating Income on a constant currency basis (1) increased $201 million (19.1%) to $1,254 million due to the following:

	Operating
	Income	Change
	(in millions)	(percentage point)

Operating Income for the Three Months Ended March 31, 2014	$843
Spin-Off Costs (2)	3	0.3pp
2012-2014 Restructuring Program costs (3)	66	6.8pp
Integration Program and other acquisition integration costs (4)	(1)	(0.1)pp
Remeasurement of net monetary assets in Venezuela (5)	142	18.2pp
Operating income from divestitures (6)(7)	–	–

Adjusted Operating Income (1) for the Three Months Ended March 31, 2014	$1,053
Higher net pricing	558	53.0pp
Higher input costs	(312)	(29.7)pp
Unfavorable volume/mix	(74)	(7.0)pp
Lower selling, general and administrative expenses	28	2.6pp
Change in unrealized gains/losses on hedging activities	(14)	(1.3)pp
Gain on sale of property in 2014	(7)	(0.6)pp
Impact of accounting calendar change (5)	19	1.8pp
Other, net	3	0.3pp

Total change in Adjusted Operating Income (constant currency) (1)	201	19.1%
Unfavorable currency—translation	(182)	(17.3)pp

Total change in Adjusted Operating Income (1)	19	1.8%

Adjusted Operating Income (1) for the Three Months Ended March 31, 2015	$1,072
2012-2014 Restructuring Program costs (3)	2	0.2pp
2014-2018 Restructuring Program costs (3)	(224)	(26.6)pp
Remeasurement of net monetary assets in Venezuela (5)	(11)	(1.1)pp
Costs associated with the planned coffee business transactions (6)	(28)	(3.3)pp
Operating income from divestitures (6)(7)	–	–
Acquisition-related costs (6)	(1)	(0.1)pp
Rounding	1	0.1pp

Operating Income for the Three Months Ended March 31, 2015	$811	(3.8)%

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.
(2)	Refer to Note 2 to the consolidated financial statements in our Form 10-K for the year ended December 31, 2014 for more information on Spin-Off Costs incurred following the Kraft Foods Group, Inc. divestiture.
(3)	Refer to Note 6, Restructuring Programs, for more information on our 2014-2018 Restructuring Program and our 2012-2014 Restructuring Program.
(4)	Refer to Note 7 to the consolidated financial statements in our Form 10-K for the year ended December 31, 2014 for more information on our Cadbury Integration Program and other acquisition integration costs.
(5)	Refer to Note 1, Basis of Presentation, for more information on the remeasurements of net monetary assets in Venezuela in the current and prior-year periods and the accounting calendar change in the current year.
(6)	Refer to Note 2, Divestitures and Acquisitions, for more information on the planned coffee business transactions, the Enjoy Life Foods acquisition in our North America segment and a pending divestiture in our Asia Pacific segment.
(7)	Includes divestitures and businesses for which we have entered into a sales agreement and cleared significant sale-related conditions such that the pending sale is probable as of the end of the reporting period.

During the quarter, higher net pricing outpaced increased input costs. Higher net pricing, including the carryover impact of pricing actions taken in 2014, was reflected across all segments. The increase in input costs was driven by higher raw material costs, in part due to higher currency exchange transaction costs on imported materials, partially offset by lower manufacturing costs. Unfavorable volume/mix was driven by Europe, Latin America, North America and Asia Pacific, partially offset by a gain in EEMEA.

Total selling, general and administrative expenses decreased $341 million from the first quarter of 2014, due to a number of factors noted in the table above, including in part, a favorable currency impact, lower devaluation charges related to our net monetary assets in Venezuela and the absence of 2012-2014 Restructuring Program costs. Items that increased selling, general and administrative expenses included costs incurred for the 2014-2018 Restructuring Program, costs incurred related to the planned coffee business transactions and a gain on a sale of property in 2014.

Excluding the factors noted above, selling, general and administrative expenses decreased $28 million from the first quarter of 2014. The decrease was driven primarily by lower overhead costs due to continued cost reduction efforts, while we maintained advertising and consumer promotions support, particularly behind our Power Brands.

The change in unrealized gains / (losses) decreased operating income by $14 million in the first quarter of 2015. In the first quarter of 2015, the net unrealized losses on primarily commodity hedging activity were $7 million, as compared to net unrealized gains of $7 million in the first quarter of 2014 related to currency and commodity hedging activity.

Unfavorable currency impacts decreased operating income by $182 million, due primarily to the strength of the U.S. dollar relative to several currencies, including the euro, Venezuelan bolivar, Brazilian real, British pound sterling and Russian ruble.

Operating income margin increased from 9.8% in the first quarter of 2014 to 10.4% in the first quarter of 2015. The increase in operating income margin was driven primarily by an increase in our Adjusted Operating Income margin, lower devaluation charges related to our net monetary assets in Venezuela and the absence of 2012-2014 Restructuring Program costs. Items that decreased our Operating Income margin were costs incurred for the 2014-2018 Restructuring Program and costs incurred related to the planned coffee business transactions. Adjusted Operating Income margin increased from 12.2% in the first quarter of 2014 to 13.8% in the first quarter of 2015. The increase in Adjusted Operating Income margin was driven primarily by lower overhead costs from continued cost reduction programs and improved gross margin driven by productivity efforts, partially offset by the year-over-year unfavorable impact of unrealized gains / (losses) on currency and commodity hedging activities.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $324 million increased by $161 million (98.8%) in the first quarter of 2015. Diluted EPS attributable to Mondelēz International was $0.19 in the first quarter of 2015, up $0.10 (111.1%) from the first quarter of 2014. Adjusted EPS (1) was $0.41 in the first quarter of 2015, up $0.02 (5.1%) from the first quarter of 2014. Adjusted EPS on a constant currency basis (1) was $0.49 in the first quarter of 2015, up $0.10 (25.6%) from the first quarter of 2014.

Diluted EPS

Diluted EPS Attributable to Mondelēz International for the Three Months Ended March 31, 2014	$0.09
Spin-Off Costs (2)	–
2012-2014 Restructuring Program costs (3)	0.03
Integration Program and other acquisition integration costs (4)	–
Remeasurement of net monetary assets in Venezuela (5)	0.09
Net earnings from divestitures (6)(7)	–
Loss on debt extinguishment and related expenses (8)	0.18

Adjusted EPS (1) for the Three Months Ended March 31, 2014	$0.39
Increase in operations	0.09
Change in unrealized gains / (losses) on hedging activities	(0.01)
Impact of accounting calendar change (5)	0.01
Gain on sale of property in 2014	–
Lower interest and other expense, net (9)	0.01
Changes in shares outstanding (10)	0.02
Changes in income taxes (11)	(0.02)

Adjusted EPS (constant currency) (1) for the Three Months Ended March 31, 2015	$0.49
Unfavorable currency—translation	(0.08)

Adjusted EPS (1) for the Three Months Ended March 31, 2015	$0.41
2012-2014 Restructuring Program costs (3)	–
2014-2018 Restructuring Program costs (3)	(0.11)
Remeasurement of net monetary assets in Venezuela (5)	(0.01)
Income / (costs) associated with the planned coffee business transactions (6)	0.20
Loss related to interest rate swaps (12)	(0.01)
Net earnings from divestitures (6)(7)	(0.02)
Acquisition-related costs (6)	–
Loss on debt extinguishment and related expenses (8)	(0.27)

Diluted EPS Attributable to Mondelēz International for the Three Months Ended March 31, 2015	$0.19

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.
(2)	Refer to Note 2 to the consolidated financial statements in our Form 10-K for the year ended December 31, 2014 for more information on Spin-Off Costs incurred following the Kraft Foods Group, Inc. divestiture.
(3)	Refer to Note 6, Restructuring Programs, for more information on our 2014-2018 Restructuring Program and our 2012-2014 Restructuring Program.
(4)	Refer to Note 7 to the consolidated financial statements in our Form 10-K for the year ended December 31, 2014 for more information on our Cadbury Integration Program and other acquisition integration costs.
(5)	Refer to Note 1, Basis of Presentation, for more information on the remeasurements of net monetary assets in Venezuela in the current and prior-year periods and the accounting calendar change in the current year.
(6)	Refer to Note 2, Divestitures and Acquisitions, for more information on the planned coffee business transactions, the Enjoy Life Foods acquisition in our North America segment and a pending divestiture in our Asia Pacific segment. Note the $311 million realized gain and $240 million unrealized gain on the currency hedges related to the planned coffee business transactions were recorded in interest and other expense, net and are included in the income / (costs) associated with the planned coffee business transactions of $0.20 above.
(7)	Includes divestitures and businesses for which we have entered into a sales agreement and cleared significant sale-related conditions such that the pending sale is probable as of the end of the reporting period.
(8)	Refer to Note 7, Debt, for more information on our loss on debt extinguishment and related expenses in connection with our debt tender offer in March 2015.
(9)	Excludes the favorable currency impact on interest expense related to our non-U.S. dollar-denominated debt.
(10)	Refer to Note 10, Stock Plans, for more information on our equity compensation programs and share repurchase program and Note 14, Earnings Per Share, for earnings per share weighted-average share information.
(11)	Refer to Note 13, Income Taxes, for more information on the change in our income taxes and effective tax rate.
(12)	Refer to Note 8, Financial Instruments, for more information on our interest rate swaps which we no longer designate as cash flow hedges during the three months ended March 31, 2015 due to a change in financing and hedging plans.

Results of Operations by Reportable Segment

Our operations and management structure are organized into five reportable operating segments:

•	Latin America
•	Asia Pacific
•	EEMEA
•	Europe
•	North America

We manage our operations by region to leverage regional operating scale, manage different and changing business environments more effectively and pursue growth opportunities as they arise in our key markets. Beginning in 2015, within each region, we also manage by product category. In 2014, we managed our operations within Latin America, Asia Pacific and EEMEA by location and within Europe and North America by product category. Also, in 2015, we began to report stock-based compensation for our corporate employees, which was previously reported within our North America region, within general corporate expenses. During the first quarter of 2015, we reclassified $11 million of corporate stock-based compensation expense out of the North America segment.

We use segment operating income to evaluate segment performance and allocate resources. We believe it is appropriate to disclose this measure to help investors analyze segment performance and trends. See Note 15, Segment Reporting, for additional information on our segments and Items Affecting Comparability of Financial Results earlier in this section for items affecting our segment operating results.

Our segment net revenues and earnings were:

	For the Three Months Ended
	March 31,
	2015	2014
	(in millions)

Net revenues:
Latin America	$1,257	$1,356
Asia Pacific	1,153	1,223
EEMEA	695	838
Europe	2,975	3,557
North America	1,682	1,667

Net revenues	$7,762	$8,641

	For the Three Months Ended
	March 31,
	2015	2014
	(in millions)

Earnings before income taxes:
Operating income:
Latin America	$154	$44
Asia Pacific	146	188
EEMEA	32	64
Europe	326	463
North America	281	203
Unrealized gains / (losses) on hedging activities	(7)	7
General corporate expenses	(74)	(72)
Amortization of intangibles	(46)	(54)
Acquisition-related costs	(1)	–

Operating income	811	843
Interest and other expense, net	(386)	(720)

Earnings before income taxes	$425	$123

Latin America

	For the Three Months Ended March 31,
	2015	2014	$ change	% change
		(in millions)

Net revenues	$1,257	$1,356	$(99)	(7.3)%
Segment operating income	154	44	110	250.0%

Net revenues decreased $99 million (7.3%), due to unfavorable currency (26.2 pp) and unfavorable volume/mix (4.3 pp), partially offset by higher net pricing (23.2 pp). Unfavorable currency impacts were due primarily to the strength of the U.S. dollar relative to most currencies in the region, including the Venezuelan bolivar, Brazilian real, Argentinean peso and Mexican peso. Unfavorable volume/mix was largely due to the impact of pricing-related elasticity as well as strategic decisions to exit certain low-margin product lines, partially offset by the shift of Easter-related shipments into the first quarter. By category, the unfavorable volume/mix was driven primarily by declines in refreshment beverages, cheese & grocery and biscuits, partially offset by gains in gum & candy. Higher net pricing was reflected across all categories. Both the unfavorable volume/mix and higher net pricing were driven primarily by the higher inflationary countries of Venezuela and Argentina.

Segment operating income increased $110 million (250.0%), primarily due to higher net pricing, lower remeasurement losses related to our net monetary assets in Venezuela and lower manufacturing costs. These favorable items were partially offset by higher raw material costs, unfavorable currency, costs incurred for the 2014-2018 Restructuring Program, unfavorable volume/mix and higher advertising and consumer promotion costs.

Asia Pacific

	For the Three Months Ended March 31,
	2015	2014	$ change	% change
		(in millions)

Net revenues	$1,153	$1,223	$(70)	(5.7)%
Segment operating income	146	188	(42)	(22.3)%

Net revenues decreased $70 million (5.7%), due to unfavorable currency (6.0 pp) and unfavorable volume/mix (2.7 pp), partially offset by higher net pricing (3.0 pp). Unfavorable currency impacts were due primarily to the strength of the U.S. dollar relative to most currencies in the region, including the Australian dollar, Japanese yen and Chinese yuan. Unfavorable volume/mix was largely due to the impact of pricing-related elasticity as well as strategic decisions to exit certain low-margin product lines. By category, unfavorable volume/mix was driven by declines in cheese & grocery, biscuits, refreshment beverages, candy and chocolate. Higher net pricing was reflected across all categories except refreshment beverages.

Segment operating income decreased $42 million (22.3%), primarily due to higher raw material costs, costs incurred for the 2014-2018 Restructuring Program, higher other selling, general and administrative expenses (including a phase-out of a local tax incentive program), unfavorable currency and unfavorable volume/mix. These unfavorable items were partially offset by higher net pricing, lower manufacturing costs and lower advertising and consumer promotion costs.

EEMEA

	For the Three Months Ended March 31,
	2015	2014	$ change	% change
		(in millions)

Net revenues	$695	$838	$(143)	(17.1)%
Segment operating income	32	64	(32)	(50.0)%

Net revenues decreased $143 million (17.1%), due to unfavorable currency (28.2 pp), partially offset by higher net pricing (9.9 pp) and favorable volume/mix (1.2 pp). Unfavorable currency impacts were due to the strength of the U.S. dollar relative to most currencies in the region, primarily the Russian ruble and Ukrainian hryvnya. Higher net pricing was reflected across most categories, except cheese & grocery and refreshment beverages. Favorable volume/mix was driven primarily by gains in biscuits, coffee, refreshment beverages and cheese & grocery, partially offset by declines in chocolate and gum.

Segment operating income decreased $32 million (50.0%), primarily due to higher raw material costs, higher advertising and consumer promotion costs and costs incurred for the 2014-2018 Restructuring Program. These unfavorable items were partially offset by higher net pricing, lower manufacturing costs, favorable volume/mix and the absence of 2012-2014 Restructuring Program costs.

Europe

	For the Three Months Ended March 31,
	2015	2014	$ change	% change
		(in millions)

Net revenues	$2,975	$3,557	$(582)	(16.4)%
Segment operating income	326	463	(137)	(29.6)%

Net revenues decreased $582 million (16.4%), due to unfavorable currency (15.8 pp) and unfavorable volume/mix (4.0 pp), partially offset by higher net pricing (3.4 pp). Unfavorable currency impacts primarily reflected the strength of the U.S. dollar against most currencies in the region, including the euro and British pound sterling. Unfavorable volume/mix was largely due to the impact of pricing-related elasticity as well as strategic decisions to exit certain low-margin product lines, partially offset by the shift of Easter-related shipments into the first quarter. By category, unfavorable volume/mix was driven by declines in chocolate, coffee, gum and cheese & grocery. Higher net pricing was driven by chocolate and coffee, partially offset by lower net pricing in biscuits and gum & candy.

Segment operating income decreased $137 million (29.6%), primarily due to costs incurred for the 2014-2018 Restructuring Program, higher raw material costs, unfavorable currency, unfavorable volume/mix and costs associated with the planned coffee business transactions. These unfavorable items were partially offset by higher net pricing, lower manufacturing costs, the absence of 2012-2014 Restructuring Program costs, lower advertising and consumer promotion costs and lower other selling, general and administrative expenses (net of the unfavorable year-over-year impact from the 2014 gain on a sale of property in the United Kingdom).

North America

	For the Three Months Ended March 31,
	2015	2014	$ change	% change
		(in millions)

Net revenues	$1,682	$1,667	$15	0.9%
Segment operating income	281	203	78	38.4%

Net revenues increased $15 million (0.9%), due to the impact of an accounting calendar change (2.3 pp), the impact of acquisitions (0.3 pp) and higher net pricing (0.1 pp), partially offset by unfavorable currency (1.4 pp) and unfavorable volume/mix (0.4 pp). The change in North America’s accounting calendar added net revenues of $39 million. The acquisition of the Enjoy Life Foods snacking business in February 2015 added net revenues of $5 million. Higher net pricing was reflected in gum and chocolate, partially offset by lower net pricing in candy and biscuits. Unfavorable currency impact was due to the strength of the U.S. dollar relative to the Canadian dollar. Unfavorable volume/mix was largely due to a change in a large customer’s strategy that reduced merchandising and display opportunities within its stores, partially offset by the shift of Easter-related shipments into the first quarter. By category, the unfavorable volume/mix was driven by declines in gum, chocolate and biscuits, partially offset by a gain in candy.

Segment operating income increased $78 million (38.4%), primarily due to lower manufacturing costs, the absence of 2012-2014 Restructuring Program costs, lower other selling, general and administrative expenses, the impact of an accounting calendar change and lower raw material costs. These favorable items were partially offset by costs incurred for the 2014-2018 Restructuring Program and unfavorable volume/mix.

Liquidity and Capital Resources

We believe that cash from operations, our $4.5 billion revolving credit facility and our authorized long-term financing will provide sufficient liquidity for our working capital needs, planned capital expenditures, future contractual obligations, share repurchases and payment of our anticipated quarterly dividends. We continue to utilize our commercial paper program, international credit lines and long-term debt issuances for regular funding requirements. We also use intercompany loans with our international subsidiaries to improve financial flexibility. Overall, we do not expect any negative effects to our funding sources that would have a material effect on our liquidity, including the indefinite reinvestment of our earnings outside of the United States. In Venezuela, we consider all undistributed earnings to be indefinitely reinvested and access to cash of $313 million in Venezuela to be limited due to the uncertain economic and political environment. We do not expect this limitation to have a material adverse effect on our liquidity. Refer to Note 1, Basis of Presentation — Currency Translation and Highly Inflationary Accounting, for additional information.

Net Cash Used In Operating Activities:

Net cash used in operating activities was $282 million in the first quarter of 2015 and $577 million in the first quarter of 2014. Cash flows from operating activities were favorably impacted primarily due to significant tax payments in the prior year related to the $2.6 billion Starbucks arbitration award we received in late 2013 and net working capital improvements in the current year, partially offset by higher expenditures related to our pension and postretirement obligations.

Net Cash Provided by / Used in Investing Activities:

Net cash provided by investing activities was $417 million in the first quarter of 2015 and net cash used in investing activities was $317 million in the first quarter of 2014. The increase in net cash provided by investing activities primarily relates to the cash receipt of $939 million due to the settlement of currency exchange forward contracts related to our planned coffee business transactions, partially offset by $113 million of higher capital expenditures and $81 million of payments to acquire the Enjoy Life Foods snacking business.

Capital expenditures were $439 million for the three months ended March 31, 2015 and $326 million in the three months ended March 31, 2014. Capital expenditures were made primarily to modernize manufacturing facilities and support new product and productivity initiatives. We expect 2015 capital expenditures to be up to $1.8 billion, including capital expenditures required for investments in systems and the 2014-2018 Restructuring Program. We expect to continue to fund these expenditures from operations.

Net Cash Provided by Financing Activities:

Net cash provided by financing activities was $185 million in the first quarter of 2015 and $630 million in the first quarter of 2014. The decrease in net cash provided by financing activities was primarily due to higher repayments of debt in the first quarter of 2015 (including the tender offer, euro notes maturity and short-dated commercial paper net borrowings) as well as $1 billion of higher share repurchases, partially offset by higher proceeds received from short-term borrowings and long-term note issuances.

Debt:

From time to time we refinance long-term and short-term debt. Refer to Note 7, Debt, for details of our tender offer and debt issuances during the first quarter of 2015. The nature and amount of our long-term and short-term debt and the proportionate amount of each varies as a result of current and expected business requirements, market conditions and other factors. Generally, in the first and second quarters of the year, our working capital requirements grow, increasing the need for short-term financing. The third and fourth quarters of the year typically generate higher cash flows. As such, we may issue commercial paper or secure other forms of financing throughout the year to meet short-term working capital needs.

In February 2014, our Board of Directors approved a $5 billion long-term financing authority. As of March 31, 2015, we had $1.5 billion remaining long-term financing authority.

In the next 12 months, $2,179 million of long-term debt will mature as follows: €400 million ($429 million as of March 31, 2015) in June 2015 and $1,750 million in February 2016. We expect to fund these repayments with cash from operations and the issuance of commercial paper or additional debt.

Our total debt was $18.7 billion at March 31, 2015 and $16.7 billion at December 31, 2014. Our debt-to-capitalization ratio was 0.43 at March 31, 2015 and 0.38 at December 31, 2014. At March 31, 2015, the weighted-average term of our outstanding long-term debt was 8.5 years. Our average daily commercial borrowings were $2.5 billion during the first quarter of 2015 and $1.8 billion for the first quarter of 2014. We expect to continue to comply with our long-term debt covenants. Refer to Note 7, Debt, for more information on our debt and debt covenants.

Commodity Trends

We regularly monitor worldwide supply, commodity cost and currency trends so we can cost-effectively secure ingredients, packaging and fuel required for production. During the three months ended March 31, 2015, the primary drivers of the increase in our aggregate commodity costs were increased costs for coffee beans, cocoa, nuts, packaging, energy, grains and oils and higher currency-related costs on our commodity purchases, partially offset by lower costs for dairy and sugar.

A number of external factors such as weather conditions, commodity market conditions, currency fluctuations and the effects of governmental agricultural or other programs affect the cost and availability of raw materials and agricultural materials used in our products. We address higher commodity costs and currency impacts primarily through hedging, higher pricing and manufacturing and overhead cost control. We use hedging techniques to limit the impact of fluctuations in the cost of our principal raw materials; however, we may not be able to fully hedge against commodity cost changes, and our hedging strategies may not protect us from increases in specific raw material costs. Due to competitive or market conditions, planned trade or promotional incentives, fluctuations in currency exchange rates or other factors, our pricing actions may also lag commodity cost changes temporarily.

We expect price volatility and a slightly higher aggregate cost environment to continue in 2015. While the costs of our principal raw materials fluctuate, we believe there will continue to be an adequate supply of the raw materials we use and that they will generally remain available from numerous sources.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

See Note 7, Debt, for information on debt transactions during the first quarter of 2015, including the March 30, 2015 issuance of fr.675 million of Swiss franc notes, the March 20, 2015 repayment of €850 million of matured euro notes, the March 20, 2015 completion of a cash tender offer and retirement of $2.5 billion of long-term U.S. dollar debt and the March 6, 2015 issuance of €2.0 billion of euro notes and £450 million of British pound sterling notes. There were no other material changes to our off-balance sheet arrangements and aggregate contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014. We also do not expect a material change in the effect these arrangements and obligations will have on our liquidity. See Note 11, Commitments and Contingencies, for a discussion of guarantees.

Equity and Dividends

Stock Plans and Share Repurchases:

See Note 10, Stock Plans, to the condensed consolidated financial statements for more information on our stock plans, grant activity and share repurchase program for the three months ended March 31, 2015.

We intend to continue to use a portion of our cash for share repurchases. Under our current Board of Directors’ authorization to repurchase up to $7.7 billion of our Common Stock through December 31, 2016, we have repurchased $6.1 billion of shares ($1.5 billion in the first three months of 2015, $1.9 billion in 2014 and $2.7 billion in 2013) and have $1.6 billion of share repurchase capacity remaining. The number of shares that we ultimately repurchase under our share repurchase program may vary depending on numerous factors, including share price and other market conditions, our ongoing capital allocation planning, levels of cash and debt balances, other demands for cash, such as acquisition activity, general economic or business conditions and board and management discretion. Additionally, our share repurchase activity during any particular period may fluctuate. We may accelerate, suspend, delay or discontinue our share repurchase program at any time, without notice.

Dividends:

We paid dividends of $249 million in the first quarter of 2015 and $238 million in the first quarter of 2014. On August 5, 2014, our Audit Committee, with authorization from our Board of Directors, approved a 7% increase in the quarterly dividend to $0.15 per common share or $0.60 per common share on an annual basis. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.

Significant Accounting Estimates

We prepare our condensed consolidated financial statements in accordance with U.S. GAAP. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Our significant accounting policies are described in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014. Our significant accounting estimates are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014. See Note 1, Basis of Presentation, for a discussion of the impact of new accounting standards. There were no changes in our accounting policies in the current period that had a material impact on our financial statements.

New Accounting Guidance

See Note 1, Basis of Presentation, for a discussion of new accounting guidance.

Contingencies

See Note 11, Commitments and Contingencies, and Part II, Item 1. Legal Proceedings for a discussion of contingencies.

Forward-Looking Statements

This report contains a number of forward-looking statements. Words, and variations of words, such as “will,” “may,” “expect,” “would,” “intend,” “plan,” “believe,” “estimate,” “anticipate,” “seek,” “achieve,” “potential” and similar expressions are intended to identify our forward-looking statements, including but not limited to statements about: our future performance, including our future revenue growth, margins and earnings per share; price volatility and pricing actions; the cost environment and measures to address increased costs; the costs of, timing of expenditures under and completion of our restructuring program; growth in our categories; commodity prices and supply; economic conditions; currency exchange rates, controls and restrictions; our operations in Venezuela; our entry into and the timeframe for completing the planned coffee business transactions; the cash proceeds and ownership interest to be received in the transactions; completion of our biscuit operation acquisition; legal matters; changes in laws and regulations; the estimated value of goodwill and intangible assets; impairment of goodwill and intangible assets and our projections of operating results and other factors that may affect our impairment testing; our accounting estimates and judgments; remediation efforts related to income tax controls; pension contributions; tax positions; our liquidity, funding sources and uses of funding; reinvestment of earnings; our risk management program, including the use of financial instruments for hedging activities; capital expenditures and funding; share repurchases; dividends; compliance with financial and long-term debt covenants; debt repayment and funding; and our contractual obligations.

These forward-looking statements involve risks and uncertainties, many of which are beyond our control. Important factors that could cause actual results to differ materially from those in our forward-looking statements include, but are not limited to, risks from operating globally and in emerging markets; changes in currency exchange rates, controls and restrictions; continued volatility of commodity and other input costs; weakness in economic conditions; weakness in consumer spending; pricing actions; unanticipated disruptions to our business; competition; failing to successfully complete the planned coffee business transactions on the anticipated timeframe; the transactions, the restructuring program and our other transformation initiatives not yielding the anticipated benefits; changes in the assumptions on which the restructuring program is based; protection of our reputation and brand image; management of our workforce; consolidation of retail customers and competition with retailer and other economy brands; changes in our relationships with suppliers or customers; legal, regulatory, tax or benefit law changes, claims or actions; strategic transactions; our ability to innovate and differentiate our products; significant changes in valuation factors that may adversely affect our impairment testing of goodwill and intangible assets; perceived or actual product quality issues or product recalls; failure to maintain effective internal control over financial reporting; volatility of capital or other markets; pension costs; use of information technology; our ability to protect our intellectual property and intangible assets; a shift in our pre-tax income among jurisdictions, including the United States; and tax law changes. For additional information on these and other factors that could affect our forward-looking statements, see our risk factors, as they may be amended from time to time, set forth in our filings with the SEC, including our most recently filed Annual Report on Form 10-K. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this report except as required by applicable law or regulation.

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

Our primary non-GAAP financial measures reflect how we evaluate our current and prior-year operating results. As new events or circumstances arise, these definitions could change over time.

•	“Organic Net Revenue” is defined as net revenues excluding the impacts of acquisitions, divestitures (including businesses under sale agreements for which we have cleared significant sale-related conditions such that the pending sale is probable as of the end of the reporting period and exits of major product lines under a sale or licensing agreement), Integration Program costs, accounting calendar changes and currency rate fluctuations. We also evaluate Organic Net Revenue growth from emerging markets and our Power Brands.

-	Our emerging markets include our Latin America and EEMEA regions in their entirety; the Asia Pacific region, excluding Australia, New Zealand and Japan; and the following countries from the Europe region: Poland, Czech Republic, Slovak Republic, Hungary, Bulgaria, Romania, the Baltics and the East Adriatic countries.

-	Our Power Brands include some of our largest global and regional brands such as Oreo, Chips Ahoy!, Ritz and belVita biscuits; Milka, Cadbury Dairy Milk and Lacta chocolate; Trident gum; Hall’s candy; Tang powdered beverages; and Jacobs, Tassimo and Carte Noire coffee.

•	“Adjusted Operating Income” is defined as operating income excluding the impacts of Spin-Off Costs, pension costs related to the obligations transferred in the Spin-Off, the 2012-2014 Restructuring Program, the 2014-2018 Restructuring Program, the Integration Program and other acquisition integration costs, the remeasurement of net monetary assets in Venezuela, the benefit from the Cadbury acquisition-related indemnification resolution, incremental costs associated with the planned coffee business transactions, impairment charges related to goodwill and intangible assets, gains or losses on divestitures or acquisitions, divestiture-related costs, acquisition-related costs and the operating results of divestitures (including businesses under sale agreements for which we have cleared significant sale-related conditions such that the pending sale is probable as of the end of the reporting period and exits of major product lines under a sale or licensing agreement). We also evaluate growth in our Adjusted Operating Income on a constant currency basis.

•	“Adjusted EPS” is defined as diluted EPS attributable to Mondelēz International from continuing operations excluding the impacts of Spin-Off Costs, pension costs related to the obligations transferred in the Spin-Off, the 2012-2014 Restructuring Program, the 2014-2018 Restructuring Program, the Integration Program and other acquisition integration costs, the remeasurement of net monetary assets in Venezuela, the net benefit from the Cadbury acquisition-related indemnification resolution, losses on debt extinguishment and related expenses, the residual tax benefit impact from the resolution of the Starbucks arbitration, hedging gains or losses and incremental costs associated with the planned coffee business transactions, impairment charges related to goodwill and intangible assets, gains or losses on interest rate swaps no longer designated as accounting cash flow hedges due to changed financing and hedging plans, gains or losses on divestitures or acquisitions, divestiture-related costs, acquisition-related costs and net earnings from divestitures (including businesses under sale agreements for which we have cleared significant sale-related conditions such that the pending sale is probable as of the end of the reporting period and exits of major product lines under a sale or licensing agreement), and including an interest expense adjustment related to the Spin-Off transaction. We also evaluate growth in our Adjusted EPS on a constant currency basis.

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

Organic Net Revenue

Applying the definition of “Organic Net Revenue”, the adjustments made to “net revenues” (the most comparable U.S. GAAP financial measure) were to exclude the impact of currency, an acquisition and an accounting calendar change. We believe that Organic Net Revenue better reflects the underlying growth from the ongoing activities of our business and provides improved comparability of results. We also evaluate our Organic Net Revenue growth from emerging markets and Power Brands and these underlying measures are also reconciled to U.S. GAAP below.

	For the Three Months Ended March 31, 2015			For the Three Months Ended March 31, 2014
	Emerging Markets	Developed Markets	Total	Emerging Markets	Developed Markets	Total
	(in millions)			(in millions)

Organic Net Revenue	$3,645	$5,324	$8,969	$3,291	$5,350	$8,641
Impact of currency	(672)	(579)	(1,251)	–	–	–
Impact of acquisition	–	5	5	–	–	–
Impact of accounting calendar change	–	39	39	–	–	–

Net revenues	$2,973	$4,789	$7,762	$3,291	$5,350	$8,641

	For the Three Months Ended March 31, 2015			For the Three Months Ended March 31, 2014
	Power Brands	Non-Power Brands	Total	Power Brands	Non-Power Brands	Total
	(in millions)			(in millions)

Organic Net Revenue	$6,244	$2,725	$8,969	$5,894	$2,747	$8,641
Impact of currency	(870)	(381)	(1,251)	–	–	–
Impact of acquisition	–	5	5	–	–	–
Impact of accounting calendar change	30	9	39	–	–	–

Net revenues	$5,404	$2,358	$7,762	$5,894	$2,747	$8,641

Adjusted Operating Income

Applying the definition of “Adjusted Operating Income”, the adjustments made to “operating income” (the most comparable U.S. GAAP financial measure) were to exclude Spin-Off Costs, 2012-2014 Restructuring Program costs, 2014-2018 Restructuring Program costs, the Integration Program and other acquisition integration costs, the remeasurement of net monetary assets in Venezuela, incremental costs associated with the planned coffee business transactions, acquisition-related costs and operating income from a pending divestiture. We also evaluate Adjusted Operating Income on a constant currency basis. We believe these measures provide improved comparability of operating results.

	For the Three Months Ended March 31,
	2015	2014	$ Change	% Change
	(in millions)

Adjusted Operating Income (constant currency)	$1,254	$1,053	$201	19.1%
Impact of unfavorable currency	(182)	–	(182)

Adjusted Operating Income	$1,072	$1,053	$19	1.8%
Spin-Off Costs	–	(3)	3
2012-2014 Restructuring Program costs	2	(66)	68
2014-2018 Restructuring Program costs	(224)	–	(224)
Integration Program and other acquisition integration costs	–	1	(1)
Remeasurement of net monetary assets in Venezuela	(11)	(142)	131
Costs associated with the planned coffee business transactions	(28)	–	(28)
Acquisition-related costs	(1)	–	(1)
Operating income from divestiture (1)	–	–	–
Rounding	1	–	1

Operating income	$811	$843	$(32)	(3.8)%

(1)	Includes divestitures and businesses for which we have entered into a sales agreement and cleared significant sale-related conditions such that the pending sale is probable as of the end of the reporting period.

Adjusted EPS

Applying the definition of “Adjusted EPS”, the adjustments made to “diluted EPS attributable to Mondelēz International” (the most comparable U.S. GAAP financial measure) were to exclude Spin-Off Costs, 2012-2014 Restructuring Program costs, 2014-2018 Restructuring Program costs, the Integration Program and other acquisition integration costs, losses on debt extinguishment and related expenses, the remeasurement of net monetary assets in Venezuela, hedging gains and incremental costs associated with the planned coffee business transactions, losses on interest rate swaps no longer designated as accounting cash flow hedges due to changed financing and hedging plans, acquisition-related costs and net earnings from a pending divestiture. We also evaluate Adjusted EPS on a constant currency basis. We believe Adjusted EPS provides improved comparability of operating results.

	For the Three Months Ended March 31,
	2015	2014	$ Change	% Change

Adjusted EPS (constant currency)	$0.49	$0.39	$0.10	25.6%
Impact of unfavorable currency	(0.08)	–	(0.08)

Adjusted EPS	$0.41	$0.39	$0.02	5.1%
Spin-Off Costs	–	–	–
2012-2014 Restructuring Program costs	–	(0.03)	0.03
2014-2018 Restructuring Program costs	(0.11)	–	(0.11)
Integration Program and other acquisition integration costs	–	–	–
Loss on debt extinguishment and related expenses	(0.27)	(0.18)	(0.09)
Remeasurement of net monetary assets in Venezuela	(0.01)	(0.09)	0.08
Income / (costs) associated with the planned coffee business transactions	0.20	–	0.20
Loss related to interest rate swaps	(0.01)	–	(0.01)
Acquisition-related costs	–	–	–
Net earnings from divestiture (1)	(0.02)	–	(0.02)

Diluted EPS attributable to Mondelēz International	$0.19	$0.09	$0.10	111.1%

(1)	Includes divestitures and businesses for which we have entered into a sales agreement and cleared significant sale-related conditions such that the pending sale is probable as of the end of the reporting period.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

As we operate globally, we are primarily exposed to currency exchange rate, commodity price and interest rate market risks. We monitor and manage these exposures as part of our overall risk management program. Our risk management program focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. We principally utilize derivative instruments to reduce significant, unanticipated earnings fluctuations that may arise from volatility in currency exchange rates, commodity prices and interest rates. For additional information on our derivative activity and the types of derivative instruments we use to hedge our currency exchange, commodity price and interest rate exposures, see Note 8, Financial Instruments.

Many of our non-U.S. subsidiaries operate in functional currencies other than the U.S. dollar. Fluctuations in currency exchange rates create volatility in our reported results as we translate the balance sheets, operating results and cash flows of these subsidiaries into the U.S. dollar for consolidated reporting purposes. The translation of non-U.S. dollar denominated balance sheets and statements of earnings of our subsidiaries into the U.S. dollar for consolidated reporting generally results in a cumulative translation adjustment to other comprehensive income within equity. A stronger U.S. dollar relative to other functional currencies adversely affects our consolidated earnings and net assets while a weaker U.S. dollar benefits our consolidated earnings and net assets. While we hedge significant forecasted currency exchange transactions as well as certain net assets of non-U.S. operations and other currency impacts, we cannot fully predict or eliminate volatility arising from changes in currency exchange rates on our consolidated financial results. See Consolidated Results of Operations and Results of Operations by Reportable Segment under Discussion and Analysis of Historical Results for currency exchange effects on our financial results during the three months ended March 31, 2015. For additional information on the impact of currency policies and the remeasurement of our Venezuelan net monetary assets on our financial condition and results of operations, also see Note 1, Basis of Presentation—Currency Translation and Highly Inflationary Accounting.

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

We regularly evaluate our variable and fixed-rate debt as well as current and expected interest rates in the markets in which we raise capital. Our primary exposures include movements in U.S. Treasury rates, corporate credit spreads, London Interbank Offered Rates (“LIBOR”), Euro Interbank Offered Rate (“EURIBOR”) and commercial paper rates. We periodically use interest rate swaps and forward interest rate contracts to achieve a desired proportion of variable versus fixed rate debt based on current and projected market conditions. In addition to using interest rate derivatives to manage future interest payments, this quarter, we also retired $2.5 billion of our long-term debt and issued $3.5 billion of lower borrowing cost debt. Our weighted-average interest rate on our total debt as of March 31, 2015 was 3.1%, down from 4.3% as of December 31, 2014.

There were no significant changes in the types of derivative instruments we use to hedge our exposures since December 31, 2014. For additional information on our hedging strategies, policies and practices on an ongoing basis, also refer to our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2015. Based on this evaluation, the CEO and CFO concluded that, due to a continued material weakness in our internal control over financial reporting related to the accounting for income taxes, our disclosure controls and procedures were not effective as of March 31, 2015. In light of this material weakness, prior to filing this Quarterly Report on Form 10-Q, we undertook substantive procedures related to our disclosure controls, including validating the completeness and accuracy of the underlying data used for accounting for income taxes.

These additional procedures have allowed us to conclude that, notwithstanding the material weakness in our internal control over financial reporting related to the accounting for income taxes, the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Status of Remediation

To date, we have made substantial progress toward remediating the accounting for income tax material weakness including:

•	revising and formalizing numerous income tax review processes,
•	redesigning and implementing a new, more robust internal control set related to income tax accounting,
•	defining and clearly communicating roles and responsibilities for income tax accounting to local and regional personnel,
•	implementing industry-standard technology tools utilized in the accounting for income taxes,
•	conducting extensive training on the accounting and control processes involving income tax accounting, and
•	hiring additional personnel with specific tax accounting expertise.

While significant improvement in the internal controls was made through March 31, 2015, we continue to evaluate the effectiveness of our new internal controls to confirm that a sustainable, controlled process is fully in place. As we have utilized outside tax advisors and resources to execute many of the new processes and controls earlier in the remediation process, we hired and continue to hire additional tax accounting personnel across the Company. We have put in place processes to help ensure that sufficient knowledge transfer has occurred and that relevant personnel and processes have been in operation for a sustained period of time.

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

Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended March 31, 2015. As outlined above, we added controls to remediate the material weakness related to our accounting for income taxes. We are also working with our outsourced partners to further simplify and standardize processes and focus on scalable, transactional processes in finance, human resources, receivables and payables. As of April 1, 2015, we transitioned our European shared service center and some of our EEMEA shared service center procedures to an outsourced partner who began to perform certain accounting close procedures for the region for the first quarter ended March 31, 2015. The controls previously established at the shared service center will be maintained by our outsourced partner, who also retained employees who performed the procedures in the past. There were no other changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

Information regarding Legal Matters is available in Note 11, Commitments and Contingencies, to the condensed consolidated financial statements in this report.

Item 1A.  Risk Factors.

There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our stock repurchase activity for each of the three months in the quarter ended March 31, 2015 included:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
January 1-31, 2015	14,437,033	$36.58	14,401,707	$2,541,926,929
February 1-28, 2015	13,907,537	36.53	12,962,797	2,068,780,002
March 1-31, 2015	14,329,778	34.91	14,322,148	1,568,780,004

For the Quarter Ended March 31, 2015	42,674,348	36.01	41,686,652

(1)	The total number of shares purchased includes: (i) shares purchased pursuant to the repurchase program described in (2) below; and (ii) shares tendered to us by employees who used shares to exercise options and to pay the related taxes for grants of restricted and deferred stock that vested, totaling 35,326 shares, 944,740 shares and 7,630 shares for the fiscal months of January, February and March 2015, respectively.

(2)	During 2013, our Board of Directors authorized the repurchase of $7.7 billion of our Common Stock through December 31, 2016. Specifically, on March 12, 2013, our Board of Directors authorized the repurchase of up to the lesser of 40 million shares or $1.2 billion of our Common Stock through March 12, 2016. On August 6, 2013, our Audit Committee, with authorization delegated from our Board of Directors, increased the repurchase program capacity to $6.0 billion of Common Stock repurchases and extended the expiration date to December 31, 2016. On December 3, 2013, our Board of Directors approved an increase of $1.7 billion to the program related to a new accelerated share repurchase program, which concluded in May 2014. See Note 10, Stock Plans, for additional information.

Item 6.   Exhibits.

Exhibit Number	Description

2.1	First Amendment to the Master Ownerships and License Agreement Regarding Trademarks and Related Intellectual Property, among Intercontinental Great Brands LLC and Kraft Foods Group Brands LLC, dated as of July 15, 2013.

2.2	Second Amendment to the Master Ownership and License Agreement Regarding Trademarks and Related Intellectual Property, among Intercontinental Great Brands LLC and Kraft Foods Group Brands LLC, dated as of October 1, 2014.

4.1	The Registrant agrees to furnish to the SEC upon request copies of any instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries that does not exceed 10 percent of the total assets of the Registrant and its consolidated subsidiaries.

10.1	Retirement Agreement and General Release, between Mondelēz Global LLC and Jean Spence, dated January 27, 2015.

10.2	Offer of Employment Letter, between Mondelēz Global LLC and Roberto de Oliveira Marques, dated February 20, 2015.

12.1	Computation of Ratios of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following materials from Mondelēz International’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONDELĒZ INTERNATIONAL, INC.

By: /s/ BRIAN T. GLADDEN
Brian T. Gladden
Executive Vice President and
Chief Financial Officer

April 30, 2015