Form 10-Q
period 2015-06-30
Mondelez International, Inc.
filed 2015-07-31
CIK 1103982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

(847) 943-4000

(Registrant’s telephone number, including area code)

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

At July 24, 2015, there were 1,611,307,164 shares of the registrant’s Class A Common Stock outstanding.

Mondelēz International, Inc.

In this report, for all periods presented, “we,” “us,” “our,” “the Company” and “Mondelēz International” refer to Mondelēz International, Inc. and subsidiaries. References to “Common Stock” refer to our Class A Common Stock.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of U.S. dollars, except per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net revenues	$7,661	$8,436	$15,423	$17,077
Cost of sales	4,595	5,331	9,416	10,768

Gross profit	3,066	3,105	6,007	6,309
Selling, general and administrative expenses	1,961	2,038	3,885	4,303
Asset impairment and exit costs	231	55	391	97
Gain on divestiture	(13)	–	(13)	–
Amortization of intangibles	46	55	92	109

Operating income	841	957	1,652	1,800

Interest and other expense, net	314	224	700	944

Earnings before income taxes	527	733	952	856

Provision for income taxes	100	91	213	64

Net earnings	427	642	739	792

Noncontrolling interest	21	20	9	7

Net earnings attributable to Mondelēz International	$406	$622	$730	$785

Per share data:
Basic earnings per share attributable to Mondelēz International	$0.25	$0.37	$0.45	$0.46

Diluted earnings per share attributable to Mondelēz International	$0.25	$0.36	$0.44	$0.46

Dividends declared	$0.15	$0.14	$0.30	$0.28

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Earnings

(in millions of U.S. dollars)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net earnings	$427	$642	$739	$792
Other comprehensive earnings / (losses):
Currency translation adjustment:
Translation adjustment	397	373	(1,324)	140
Tax (expense) / benefit	104	(9)	(88)	(3)
Pension and other benefits:
Net actuarial gain / (loss) arising during period	(28)	(6)	(28)	–
Reclassification of (gains) / losses into net earnings:
Amortization of experience losses and prior service costs	67	35	119	69
Settlement losses	10	9	13	16
Tax (expense) / benefit	(18)	(8)	(31)	(21)
Derivatives accounted for as hedges:
Net derivative gains / (losses)	66	(56)	10	(112)
Reclassification of (gains) / losses into net earnings	(44)	(2)	(48)	(4)
Tax (expense) / benefit	(29)	20	(13)	43

Total other comprehensive earnings / (losses)	525	356	(1,390)	128

Comprehensive earnings / (losses)	952	998	(651)	920
less: Comprehensive earnings / (losses) attributable to noncontrolling interests	30	20	(7)	6

Comprehensive earnings / (losses) attributable to Mondelēz International	$922	$978	$(644)	$914

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions of U.S. dollars, except share data)

(Unaudited)

	June 30,	December 31,
	2015	2014

ASSETS
Cash and cash equivalents	$1,958	$1,631
Trade receivables (net of allowances of $59 at June 30, 2015 and $66 at December 31, 2014)	3,294	3,802
Other receivables (net of allowances of $93 at June 30, 2015 and $91 at December 31, 2014)	955	949
Inventories, net	3,000	3,480
Deferred income taxes	569	480
Other current assets	653	1,408
Current assets held for sale	1,459	–

Total current assets	11,888	11,750

Property, plant and equipment, net	8,728	9,827
Goodwill	21,055	23,389
Intangible assets, net	19,677	20,335
Prepaid pension assets	50	53
Other assets	1,281	1,461
Noncurrent assets held for sale	2,439	–

TOTAL ASSETS	$65,118	$66,815

LIABILITIES
Short-term borrowings	$4,483	$1,305
Current portion of long-term debt	1,764	1,530
Accounts payable	4,499	5,299
Accrued marketing	1,483	2,047
Accrued employment costs	819	946
Other current liabilities	2,917	2,880
Current liabilities held for sale	823	–

Total current liabilities	16,788	14,007

Long-term debt	13,090	13,865
Deferred income taxes	5,289	5,512
Accrued pension costs	2,313	2,912
Accrued postretirement health care costs	534	526
Other liabilities	2,159	2,140
Noncurrent liabilities held for sale	211	–

TOTAL LIABILITIES	40,384	38,962

Commitments and Contingencies (Note 11)

EQUITY
Common Stock, no par value (5,000,000,000 shares authorized and 1,996,537,778 shares issued at June 30, 2015 and December 31, 2014)	–	–
Additional paid-in capital	31,690	31,651
Retained earnings	14,725	14,529
Accumulated other comprehensive losses	(8,692)	(7,318)
Treasury stock, at cost (385,085,976 shares at June 30, 2015 and 332,896,779 shares at December 31, 2014)	(13,078)	(11,112)

Total Mondelēz International Shareholders’ Equity	24,645	27,750
Noncontrolling interest	89	103

TOTAL EQUITY	24,734	27,853

TOTAL LIABILITIES AND EQUITY	$65,118	$66,815

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(in millions of U.S. dollars, except per share data)

(Unaudited)

	Mondelēz International Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings / (Losses)	Treasury Stock	Noncontrolling Interest*	Total Equity

Balances at January 1, 2014	$–	$31,396	$13,419	$(2,889)	$(9,553)	$159	$32,532
Comprehensive earnings / (losses):
Net earnings	–	–	2,184	–	–	17	2,201
Other comprehensive losses, net of income taxes	–	–	–	(4,429)	–	(33)	(4,462)
Exercise of stock options and issuance of other stock awards	–	271	(98)	–	332	–	505
Common Stock repurchased	–	–	–	–	(1,891)	–	(1,891)
Cash dividends declared ($0.58 per share)	–	–	(976)	–	–	–	(976)
Dividends paid on noncontrolling interest and other activities	–	(16)	–	–	–	(40)	(56)

Balances at December 31, 2014	$–	$31,651	$14,529	$(7,318)	$(11,112)	$103	$27,853

Comprehensive earnings / (losses):
Net earnings	–	–	730	–	–	9	739
Other comprehensive losses, net of income taxes	–	–	–	(1,374)	–	(16)	(1,390)
Exercise of stock options and issuance of other stock awards	–	38	(47)	–	200	–	191
Common Stock repurchased	–	–	–	–	(2,166)	–	(2,166)
Cash dividends declared ($0.30 per share)	–	–	(487)	–	–	–	(487)
Dividends paid on noncontrolling interest and other activities	–	1	–	–	–	(7)	(6)

Balances at June 30, 2015	$–	$31,690	$14,725	$(8,692)	$(13,078)	$89	$24,734

*	Noncontrolling interest as of June 30, 2014 was $139 million, as compared to $159 million as of January 1, 2014. The change of $(20) million during the six months ended June 30, 2014 was due to $(26) million of dividends paid, $7 million of net earnings and $(1) million of other comprehensive losses, net of taxes.

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions of U.S. dollars)

(Unaudited)

	For the Six Months Ended
	June 30,
	2015	2014
CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES
Net earnings	$739	$792
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	457	533
Stock-based compensation expense	66	68
Deferred income tax provision / (benefit)	(52)	(180)
Gain on divestiture	(13)	–
Asset impairments	138	27
Loss on early extinguishment of debt	708	493
Unrealized net loss on coffee business divestiture currency hedges	200	–
Gain on monetization of coffee business divestiture currency hedges	(607)	–
Other non-cash items, net	143	132
Change in assets and liabilities, net of acquisition and divestitures:
Receivables, net	(143)	70
Inventories, net	(181)	(353)
Accounts payable	(49)	(18)
Other current assets	52	(60)
Other current liabilities	(694)	(1,095)
Change in pension and postretirement assets and liabilities, net	(193)	(41)

Net cash provided by operating activities	571	368

CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES
Capital expenditures	(790)	(724)
Proceeds from coffee business divestiture currency hedge settlements	1,235	–
Acquisition, net of cash received	(81)	–
Proceeds from divestiture, net of disbursements	219	–
Proceeds from sale of property, plant and equipment and other	–	26

Net cash provided by / (used in) investing activities	583	(698)

CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES
Issuances of commercial paper, maturities greater than 90 days	613	1,956
Repayments of commercial paper, maturities greater than 90 days	(405)	(1,164)
Net issuances / (repayments) of other short-term borrowings	2,980	(394)
Long-term debt proceeds	3,606	3,029
Long-term debt repaid	(4,539)	(2,516)
Repurchase of Common Stock	(2,132)	(720)
Dividends paid	(495)	(476)
Other	75	112

Net cash used in financing activities	(297)	(173)

Effect of exchange rate changes on cash and cash equivalents	(88)	(39)

Cash and cash equivalents:
Increase / (decrease)	769	(542)
Cash balance included in current assets held for sale	(442)	–
Balance at beginning of period	1,631	2,622

Balance at end of period	$1,958	$2,080

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

Accounting Calendar Change:

In connection with moving toward a common consolidation date across the Company, in the first quarter of 2015, we changed the consolidation date for our North America segment from the last Saturday of each period to the last calendar day of each period. The change had a favorable impact of $39 million on net revenues and $19 million on operating income in the six months ended June 30, 2015.

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

On January 24, 2014, the Venezuelan government announced the expansion of a new auction-based currency transaction program, which became known as SICAD I, and new profit margin controls. The application of the SICAD I rate was extended to include foreign investments and significant operating activities, including contracts for leasing and services, use and exploitation of patents and trademarks, payments of royalties and contracts for technology import and technical assistance. On March 24, 2014, the Venezuelan government launched a new market-based currency exchange market, SICAD II, and at that time indicated that it may be used voluntarily to exchange bolivars into U.S. dollars.

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

On February 10, 2015, the Venezuelan government combined the SICAD I and SICAD II (“SICAD”) exchange rate mechanisms and in addition created a new market-based SIMADI rate, while retaining the 6.30 official rate for food and other essentials. The Venezuelan government also announced an opening SICAD auction rate of 12.00 bolivars to the U.S. dollar, which as of June 30, 2015 is the prevailing SICAD rate until our specific industry group auctions make U.S. dollars available at another offered SICAD rate. We continue to expect to secure U.S. dollars at the SICAD rate in addition to the official rate. The SIMADI rate was designed as a free market exchange rate that makes U.S. dollars available for any transactions based on the available supply of U.S. dollars at the offered rate. As of June 30, 2015, the SIMADI exchange rate was 197.30 bolivars to the U.S. dollar and availability of U.S. dollars at the SIMADI rate was limited. At this time, we do not anticipate using the SIMADI rate frequently in managing our local operations.

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

We believe the SICAD rate continues to be the most economically representative rate for us to use to value our net monetary assets and translate our operating results in Venezuela. While some of our net monetary assets or liabilities qualify for settlement at the official exchange rate, other operations do not, and we have utilized and expect to utilize the SICAD auction process and expect to use the new SIMADI auctions on an as needed basis.

In the first quarter of 2015, we recognized an $11 million remeasurement loss, reflecting an increase in the SICAD exchange rate from 11.50 to 12.00 bolivars to the U.S. dollar.

The following table sets forth net revenues for our Venezuelan operations for the three and six months ended June 30, 2015 (measured at the SICAD rate), and cash, net monetary assets and net assets of our Venezuelan subsidiaries as of June 30, 2015 (translated at a SICAD rate of 12.00 bolivars to the U.S. dollar):

Venezuela operations	Three Months Ended June 30, 2015
Net revenues	$300 million or 3.9% of consolidated net revenues

Six Months Ended June 30, 2015
Net revenues	$519 million or 3.4% of consolidated net revenues

As of June 30, 2015
Cash	$388 million
Net monetary assets	$312 million
Net assets	$564 million

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

Argentina. On January 23, 2014, the Central Bank of Argentina adjusted its currency policy, removed its currency stabilization measures and allowed the Argentine peso exchange rate to float relative to other currencies. On that day, the value of the Argentine peso relative to the U.S. dollar fell by 15%. In July 2014, Argentina had a technical default on its debt as the government was blocked from making payments on its restructured debt by certain creditors who did not participate in a debt restructuring in 2001. Further volatility in the exchange rate is expected. Since December 31, 2014 and through June 30, 2015, the value of the peso relative to the U.S. dollar declined 7%. While the business operating environment remains challenging, we continue to monitor and actively manage our investment and exposures in Argentina. We continue refining our product portfolio to improve our product offerings, mix and profitability. We also continue to implement additional cost initiatives to protect the business. Further currency declines, economic controls or other business restrictions could have an adverse impact on our ongoing results of operations. Our Argentinian operations contributed approximately $185 million, or 2.4% of consolidated net revenues for the three months and $360 million, or 2.3% of consolidated net revenues for the six months ended June 30, 2015. As of June 30, 2015, the net monetary liabilities of our Argentina operations were not material. Argentina is not designated as a highly-inflationary economy for accounting purposes and so we continue to record currency translation adjustments within equity and realized exchange gains and losses on transactions in earnings.

Russia. During the fourth quarter of 2014, the value of the Russian ruble relative to the U.S. dollar declined 50%. Since December 31, 2014 and through June 30, 2015, the value of the ruble relative to the U.S. dollar increased 6%. Due to the significant currency movements, we continue to take actions to protect our near-term operating results, financial condition and cash flow. Our operations in Russia contributed approximately $210 million, or 2.7% of consolidated net revenues for the three months and $380 million, or 2.5% of consolidated net revenues for the six months ended June 30, 2015. As of June 30, 2015, the net monetary assets of our Russia operations were not material. Russia is not designated as a highly-inflationary economy for accounting purposes and so we continue to record currency translation adjustments within equity and realized exchange gains and losses on transactions in earnings.

Other Countries. Since we have operations in over 80 countries and sell in approximately 165 countries, we regularly monitor economic and currency-related risks and seek to take protective measures in response to these exposures. Some of the countries in which we do business have had significant economic uncertainty recently. These include Ukraine, Greece, Nigeria and Turkey, most of which have had either currency devaluation or volatility. We continue to monitor operations, currencies and net monetary exposures in these countries. At this time, we do not have material net monetary asset exposures or risk of highly inflationary accounting in these countries.

New Accounting Pronouncements:

In May 2015, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) that applies to reporting entities who elect to measure the fair value of an investment using the net asset value (“NAV”) per share (or its equivalent) practical expedient. This ASU removes the requirement to include investments measured using the practical expedient within fair value hierarchy disclosures. Also, practical expedient disclosures previously required for all eligible investments are now only required for investments for which the practical expedient has been elected. The update is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. As we measure certain defined benefit plan assets using the NAV practical expedient, we plan to adopt the new standard on or by the January 1, 2016 effective date. The new standard will impact our disclosures as discussed above but is not otherwise expected to have an impact on our consolidated financial statements.

In April 2015, the FASB issued an ASU that provides guidance on evaluating whether a cloud computing arrangement includes a software license. If there is a software license component, software licensing accounting should be applied; otherwise, service contract accounting should be applied. The ASU is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. We are currently assessing the impact on our consolidated financial statements.

In April 2015, the FASB issued an ASU that simplifies the presentation of debt issuance costs. The standard requires debt issuance costs related to a recognized debt obligation to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt instead of being presented as an asset, similar to the presentation of debt discounts. The ASU requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. We plan to adopt the new standard on or by the January 1, 2016 effective date.

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

In May 2014, the FASB issued an ASU on revenue recognition from contracts with customers. The new ASU outlines a new, single comprehensive model for companies to use in accounting for revenue. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for the goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows from customer contracts, including significant judgments made in recognizing revenue. In May 2015, the FASB proposed changes to the new guidance in the areas of licenses and identifying performance obligations. In July 2015, the FASB approved a deferral of the effective date by one year to annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date which was for annual reporting periods beginning after December 15, 2016. The ASU may be applied retrospectively to historical periods presented or as a cumulative-effect adjustment as of the date of adoption. We continue to assess the impact of the new standard on our consolidated financial statements.

Note 2.  Divestitures and Acquisitions

Divestiture of Coffee Business:

On July 2, 2015, we completed transactions to combine our wholly owned coffee businesses (including our coffee portfolio in France) with those of D.E Master Blenders 1753 B.V. (“DEMB”) to create a new company, Jacobs Douwe Egberts (“JDE”). Upon closing, the consideration we received for our coffee businesses was €3.8 billion ($4.2 billion U.S. dollars as of July 2, 2015), a 43.5 percent equity interest in JDE and a $275 million receivable related to an expected payment from JDE one year following the closing related to tax formation costs. We also received $76 million of cash related to the reimbursement of costs we incurred related to separating our coffee businesses. Acorn Holdings B.V., owner of DEMB, holds a 56.5% share in JDE. The cash and equity consideration we received was adjusted from previous estimates to reflect our retaining our interest in a Korea-based joint venture, Dongsuh Foods Corporation. During the second quarter of 2015, we also completed the sale of our interest in a Japanese coffee joint venture, Ajinomoto General Foods, Inc. (“AGF”). In lieu of contributing our interest in the AGF joint venture to JDE, we contributed the net cash proceeds from the sale, and the transaction did not change the consideration received for our global coffee businesses. Please see discussion of the divestiture of AGF below under Other Divestiture and Acquisitions.

We are currently in the process of determining the fair value of our investment in JDE as of the closing date. We expect to have a preliminary valuation completed in the third quarter of 2015. The sale proceeds are also subject to further adjustments, including finalization of working capital, net debt and other sale adjustments. We expect to finalize the sales price and related adjustments by the end of the second quarter of 2016. Some of the net asset and equity balances we divest in the third quarter may also change based on information that becomes available in the third quarter following the closing. As a result, the actual amount of consideration we receive and the gain we recognize on the divestiture may change until we conclude these matters.

Following the transactions, our snacks net revenues, consisting of biscuits, chocolate, gum and candy, were approximately 85% of our 2014 net revenues excluding coffee net revenues. By retaining a significant stake in JDE, we will also continue to have a significant contribution from the coffee category. We plan to reflect our divested historical coffee results and future equity earnings from JDE in results from continuing operations as the coffee category continues to be a significant part of our strategy and net earnings.

To lock in an expected U.S. dollar value of approximately $5 billion related to the estimated €4 billion cash receipt upon closing, we entered into currency exchange forward contracts beginning in May 2014, when the transaction was announced. On February 11, 2015, we monetized these forward contracts and realized total pre-tax gains of $939 million, of which $628 million was recognized in 2014 and $311 million was recognized in the first quarter of 2015. Additionally, we entered into new currency exchange forward contracts, which we monetized on April 17, 2015 and realized total pre-tax gains of $296 million, of which $56 million was recognized in the second quarter of 2015. On that date we executed new currency exchange contracts that generated unrealized losses of $221 million in the three and six months ended June 30, 2015. The currency hedge gains and losses were recorded in interest and other expense, net. The forward contracts were recorded on the consolidated balance sheet, with unrealized gains recorded in other current assets and unrealized losses recorded in other current liabilities. On July 6, 2015, we monetized the forward contracts and realized a $202 million pre-tax loss. Cumulatively over 2014 and through July 6, 2015, we realized aggregate net gains and received cash of approximately $1.0 billion on these currency exchange forward contracts. With the receipt of €3.8 billion on July 2, 2015 ($4.2 billion as of July 2, 2015), we have collected $5.2 billion.

During the second quarter of 2015, we also entered into currency exchange forward contracts to hedge a portion of the cash payments to be made to our subsidiaries in multiple countries where coffee net assets and shares were divested. These hedges with a notional value of €1.6 billion generated net unrealized gains of $21 million during the three months ended June 30, 2015. The net unrealized gain was recorded within interest and other expense, net and the forward contracts were recorded within other current assets. During July 2015, we settled these forward contracts and realized total pre-tax net gains of $17 million.

Our coffee business results are reflected in our consolidated financial statements through June 30, 2015. The pre-tax earnings of the coffee businesses were:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in millions)

Earnings before income taxes	$212	$151	$342	$310

We also incurred incremental expenses related to readying our global coffee businesses for the divestiture that totaled $157 million in the three months and $185 million in the six months ended June 30, 2015 and $5 million in the three and six months ended June 30, 2014. These expenses were recorded within asset impairment and exit costs and selling, general and administrative expenses of primarily our Europe and Eastern Europe, Middle East and Africa (“EEMEA”) segments and within general corporate expenses.

As of June 30, 2015, we have presented our global coffee businesses as held for sale on the consolidated balance sheet. We cleared the significant pre-closing sale conditions such that the planned divestiture was determined to be probable as of June 30, 2015. We received conditional approval for the transaction from the European Commission following their antitrust evaluation and made significant progress on our consultations with Work Councils and employee representations. The European Commission’s ruling was conditioned upon JDE’s divestiture of our contributed Carte Noire business and DEMB’s Merrild business, primarily in France and Denmark. Those businesses have been transferred and will be sold by JDE.

The major classes of the held for sale assets and liabilities consist of:

As of June 30,
2015
(in millions)
Assets
Cash and cash equivalents	$442
Trade receivables	471
Other receivables	26
Inventories, net	473
Deferred income taxes	5
Other current assets	42

Current assets held for sale	1,459

Property, plant and equipment, net	755
Goodwill	1,672
Intangible assets, net	–
Other assets	12

Noncurrent assets held for sale	2,439

Total assets held for sale	$3,898

Liabilities
Accounts payable	$439
Accrued marketing	292
Accrued employment costs	29
Other current liabilities	63

Current liabilities held for sale	823

Deferred income taxes	28
Accrued pension costs	179
Other liabilities	4

Noncurrent liabilities held for sale	211

Total liabilities held for sale	$1,034

Net assets held for sale	$2,864

Other Divestiture and Acquisitions:

On July 15, 2015, we acquired an 80% interest in a biscuit operation in Vietnam, which is now a subsidiary within our Asia Pacific segment. We will begin to account for the acquisition in the third quarter. Total cash paid to date for the biscuit operation, intellectual property, non-compete and consulting agreements was 11,843 billion Vietnamese dong ($543 million U.S. dollars as of July 15, 2015). We have made or expect to make the following cash payments in connection with the acquisition:

•	On November 10, 2014, we deposited $46 million in escrow upon signing the purchase agreement.
•	On July 15, 2015, we made a 9,122 billion Vietnamese dong ($418 million U.S. dollars as of July 15, 2015) payment for the biscuit operation, a $44 million additional escrow deposit and a 759 billion Vietnamese dong ($35 million U.S. dollars as of July 15, 2015) partial payment for the non-compete and continued consulting agreements.
•	Subject to the satisfaction of final conditions, including the resolution of warranty or other claims or purchase price adjustments, we expect to release previously escrowed funds of $90 million for the remaining 20% interest in the biscuit operation and to make a final payment of 759 billion Vietnamese dong ($35 million U.S. dollars as of July 15, 2015) for the non-compete and consulting agreements. We anticipate resolution of these conditions by the end of the third quarter of 2016.

On April 23, 2015, we completed the divestiture of our 50 percent interest in AGF, our Japanese coffee joint venture, to our joint venture partner which generated cash proceeds of 27 billion Japanese yen ($225 million U.S. dollars as of April 23, 2015) and a pre-tax gain of $13 million (after-tax loss of $9 million). Upon closing, we divested our $99 million investment in the joint venture, $65 million of goodwill and $41 million of accumulated other comprehensive losses. We also incurred approximately $7 million of transaction costs.

On February 16, 2015, we acquired a U.S. snacking company, Enjoy Life Foods, within our North America segment. We paid cash and settled debt totaling $81 million in connection with the acquisition. Upon finalizing the valuation of the acquired net assets during the second quarter, as of June 30, 2015, we had recorded an $81 million purchase price allocation of $58 million in identifiable intangible assets, $20 million of goodwill and $3 million of other net assets. The acquisition-related costs and operating results of the acquisition were not material to our condensed consolidated financial statements as of and for the three and six months ended June 30, 2015.

Note 3.  Inventories

Inventories consisted of the following:

	As of June 30,	As of December 31,
	2015	2014
	(in millions)

Raw materials	$1,008	$1,122
Finished product	1,992	2,358

Inventories, net	$3,000	$3,480

The net inventory balance as of June 30, 2015 excludes our global coffee business net inventory that was presented within current assets held for sale, ahead of our July 2, 2015 divestiture of our global coffee businesses. See Note 2, Divestitures and Acquisitions, for additional information.

Note 4.  Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of June 30,	As of December 31,
	2015	2014
	(in millions)

Land and land improvements	$520	$574
Buildings and building improvements	2,743	3,117
Machinery and equipment	10,143	11,737
Construction in progress	1,478	1,484

	14,884	16,912
Accumulated depreciation	(6,156)	(7,085)

Property, plant and equipment, net	$8,728	$9,827

The net property, plant and equipment balance as of June 30, 2015 excludes our global coffee business net property, plant and equipment balance that was presented within noncurrent assets held for sale, ahead of our July 2, 2015 divestiture of our global coffee businesses. See Note 2, Divestitures and Acquisitions, for additional information.

In connection with our 2012-2014 Restructuring Program and 2014-2018 Restructuring Program, we recorded non-cash asset write-downs (including accelerated depreciation and asset impairments) of $57 million in the three months and $135 million in the six months ended June 30, 2015 and $14 million in the three months and $26 million in the six months ended June 30, 2014 (see Note 6, Restructuring Programs). These charges were recorded in the consolidated statements of earnings within asset impairment and exit costs as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in millions)

Latin America	$21	$–	$34	$–
Asia Pacific	9	–	28	–
EEMEA	2	1	2	1
Europe	12	–	37	1
North America	13	13	34	24

Total non-cash asset write-downs	$57	$14	$135	$26

Note 5.  Goodwill and Intangible Assets

Goodwill by reportable segment was:

	As of June 30,	As of December 31,
	2015	2014
	(in millions)

Latin America	$1,010	$1,127
Asia Pacific	2,189	2,395
EEMEA	1,456	1,942
Europe	7,463	8,952
North America	8,937	8,973

Goodwill	$21,055	$23,389

Intangible assets consisted of the following:

	As of June 30,	As of December 31,
	2015	2014
	(in millions)

Non-amortizable intangible assets	$18,272	$18,810
Amortizable intangible assets	2,460	2,525

	20,732	21,335
Accumulated amortization	(1,055)	(1,000)

Intangible assets, net	$19,677	$20,335

Non-amortizable intangible assets consist principally of brand names purchased through our acquisitions of Nabisco Holdings Corp., the Spanish and Portuguese operations of United Biscuits, the global LU biscuit business of Groupe Danone S.A. and Cadbury Limited. Amortizable intangible assets consist primarily of trademarks, customer-related intangibles, process technology, licenses and non-compete agreements. At June 30, 2015, the weighted-average life of our amortizable intangible assets was 13.5 years.

Amortization expense for intangible assets was $46 million in the three months and $92 million in the six months ended June 30, 2015 and $55 million in the three months and $109 million in the six months ended June 30, 2014. We currently estimate annual amortization expense for each of the next five years to be approximately $193 million, estimated using June 30, 2015 exchange rates.

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

Changes in goodwill and intangible assets consisted of:

	Goodwill	Intangible Assets, at Cost
	(in millions)

Balance at January 1, 2015	$23,389	$21,335
Changes due to:
Currency	(616)	(659)
Held for sale due to coffee business transactions	(1,672)	–
Divestiture	(65)	–
Acquisition	20	58
Other	(1)	(2)

Balance at June 30, 2015	$21,055	$20,732

Changes to goodwill and intangibles were:

•	Held for sale – On June 30, 2015, in connection with our July 2, 2015 contribution of our global coffee businesses to JDE, we reclassified $1,672 million of goodwill and less than $1 million of intangible assets to noncurrent assets held for sale.
•	Divestiture – On April 23, 2015, we completed the divestiture of our 50 percent interest in AGF, which resulted in divesting $65 million of goodwill.
•	Acquisition – On February 16, 2015, we acquired Enjoy Life Foods and recorded $20 million of goodwill and $58 million in identifiable intangible assets.

For more information on these transactions, refer to Note 2, Divestitures and Acquisitions.

Note 6.  Restructuring Programs

2014-2018 Restructuring Program

On May 6, 2014, our Board of Directors approved a $3.5 billion restructuring program, comprised of approximately $2.5 billion in cash costs and $1 billion in non-cash costs (the “2014-2018 Restructuring Program”), and up to $2.2 billion of capital expenditures. The primary objective of the 2014-2018 Restructuring Program is to reduce our operating cost structure in both our supply chain and overhead costs. The program is intended primarily to cover severance as well as asset disposals and other manufacturing-related one-time costs. We expect to incur the majority of the program’s charges in 2015 and 2016 and to complete the program by year-end 2018. Since inception, we have incurred total restructuring and related implementation charges of $787 million related to the 2014-2018 Restructuring Program.

Restructuring Costs:

We recorded restructuring charges of $135 million in the three months and $297 million in the six months ended June 30, 2015 and $1 million in the three and six months ended June 30, 2014 within asset impairment and exit costs. The activity for the 2014-2018 Restructuring Program liability for the six months ended June 30, 2015 was:

	Severance and Related Costs	Asset Write-downs	Total
	(in millions)

Liability balance, January 1, 2015	$224	$–	$224
Charges	163	134	297
Cash spent	(105)	–	(105)
Non-cash settlements / adjustments	(6)	(134)	(140)
Currency	(9)	–	(9)

Liability balance, June 30, 2015	$267	$–	$267

We spent $66 million in the three months and $105 million in the six months ended June 30, 2015 and $1 million in the three and six months ended June 30, 2014 in cash severance and related costs. We also recognized non-cash pension settlement losses (See Note 9, Benefit Plans), non-cash asset write-downs (including accelerated depreciation and asset impairments) and other non-cash adjustments totaling $62 million in the three months and $140 million in the six months ended June 30, 2015. At June 30, 2015, $237 million of our net restructuring liability was recorded within other current liabilities and $30 million was recorded within other long-term liabilities.

Implementation Costs:

Implementation costs are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. We believe the disclosure of implementation costs provides readers of our financial statements with more information on the total costs of our 2014-2018 Restructuring Program. Implementation costs primarily relate to reorganizing our operations and facilities in connection with our supply chain reinvention program and other identified productivity and cost saving initiatives. The costs include incremental expenses related to the closure of facilities, costs to terminate certain contracts and the simplification of our information systems. Within our continuing results of operations, we recorded implementation costs of $47 million in the three months and $109 million in the six months ended June 30, 2015 and $9 million in the three and six months ended June 30, 2014. We recorded these costs within cost of sales and general corporate expense within selling, general and administrative expenses.

Restructuring and Implementation Costs in Operating Income:

During 2015 and 2014, we recorded restructuring and implementation costs related to the 2014-2018 Restructuring Program within operating income as follows:

	Latin America	Asia Pacific	EEMEA	Europe	North America	Corporate (1)	Total
				(in millions)

For the Three Months Ended June 30, 2015
Restructuring Costs	$32	$18	$11	$48	$19	$7	$135
Implementation Costs	14	7	3	6	13	4	47

Total	$46	$25	$14	$54	$32	$11	$182

For the Six Months Ended June 30, 2015
Restructuring Costs	$47	$45	$14	$157	$28	$6	$297
Implementation Costs	23	9	6	26	24	21	109

Total	$70	$54	$20	$183	$52	$27	$406

For the Three and Six Months Ended June 30, 2014
Restructuring Costs	$1	$–	$–	$–	$–	$–	$1
Implementation Costs	1	–	–	–	–	8	9

Total	$2	$–	$–	$–	$–	$8	$10

Total Project 2014-2015 (2)
Restructuring Costs	$128	$61	$33	$248	$85	$16	$571
Implementation Costs	39	18	10	63	29	57	216

Total	$167	$79	$43	$311	$114	$73	$787

(1)	Includes adjustment for rounding.
(2)	Includes all charges recorded since program inception on May 6, 2014 through June 30, 2015.

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

Of the $1.5 billion of 2012-2014 Restructuring Program costs, we retained approximately $925 million and Kraft Foods Group retained the balance of the program. Through the end of 2014, we incurred total restructuring and related implementation charges of $899 million and completed incurring planned charges on the 2012-2014 Restructuring Program.

Restructuring Costs:

We recorded reversals to the restructuring charges of $1 million in the three months and $3 million in the six months ended June 30, 2015 related to accruals no longer required. We recorded restructuring charges of $54 million in the three months and $96 million in the six months ended June 30, 2014 within asset impairment and exit costs. The activity for the 2012-2014 Restructuring Program liability for the six months ended June 30, 2015 was:

	Severance and Related Costs	Asset Write-downs	Total
		(in millions)

Liability balance, January 1, 2015	$128	$–	$128
Charges	(3)	–	(3)
Cash spent	(43)	–	(43)
Non-cash settlements / adjustments	1	–	1
Currency	(6)	–	(6)

Liability balance, June 30, 2015	$77	$–	$77

We spent $24 million in the three months and $43 million in the six months ended June 30, 2015 and $38 million in the three months and $66 million in the six months ended June 30, 2014 in cash severance and related costs. We also recognized non-cash pension plan settlement losses (See Note 9, Benefit Plans), non-cash asset write-downs (including accelerated depreciation and asset impairments) and other non-cash adjustments totaling $11 million in the three months and $24 million in the six months ended June 30, 2014. At June 30, 2015, $63 million of our net restructuring liability was recorded within other current liabilities and $14 million was recorded within other long-term liabilities.

Implementation Costs:

Implementation costs related to our 2012-2014 Restructuring Program primarily relate to activities in connection with the Spin-Off such as reorganizing our operations and facilities, the discontinuance of certain product lines and incremental expenses related to the closure of facilities, replicating our information systems infrastructure and reorganizing our sales function. Within our continuing results of operations, we recorded implementation costs of $19 million in the three months and $43 million in the six months ended June 30, 2014. We recorded these costs within cost of sales and selling, general and administrative expenses.

Restructuring and Implementation Costs in Operating Income:

During the three and six months ended June 30, 2014 and since inception of the 2012-2014 Restructuring Program, we recorded restructuring and implementation costs within operating income as follows:

	Latin America	Asia Pacific	EEMEA	Europe	North America	Corporate (1)	Total
				(in millions)

For the Three Months Ended June 30, 2014
Restructuring Costs	$3	$1	$8	$26	$16	$–	$54
Implementation Costs	1	–	1	13	6	(2)	19

Total	$4	$1	$9	$39	$22	$(2)	$73

For the Six Months Ended June 30, 2014
Restructuring Costs	$4	$1	$12	$43	$36	$–	$96
Implementation Costs	1	–	2	28	13	(1)	43

Total	$5	$1	$14	$71	$49	$(1)	$139

Total Project 2012-2014 (2)
Restructuring Costs	$36	$36	$69	$249	$337	$2	$729
Implementation Costs	3	6	4	88	65	4	170

Total	$39	$42	$73	$337	$402	$6	$899

(1)	Includes adjustment for rounding.
(2)	Includes all charges recorded since program inception in 2012 through conclusion on December 31, 2014.

Note 7.  Debt

Short-Term Borrowings:

Our short-term borrowings and related weighted-average interest rates consisted of:

	As of June 30, 2015		As of December 31, 2014
	Amount Outstanding	Weighted- Average Rate	Amount Outstanding	Weighted- Average Rate
	(in millions)		(in millions)

Commercial paper	$4,211	0.5%	$1,101	0.4%
Bank loans	272	10.1%	204	8.8%

Total short-term borrowings	$4,483		$1,305

As of June 30, 2015, the commercial paper issued and outstanding had between 1 and 90 days remaining to maturity. Bank loans include borrowings on primarily uncommitted credit lines maintained by some of our international subsidiaries to meet short-term working capital needs.

Borrowing Arrangements:

On June 11, 2015, we entered into a $500 million short-term senior unsecured revolving credit facility, which expired on July 31, 2015. The facility was intended to be used for general corporate purposes, including short-term working capital and other financing needs, supplementing our existing $4.5 billion revolving credit facility. The revolving credit agreement includes a covenant that we maintain a minimum shareholders’ equity of at least $24.6 billion, excluding accumulated other comprehensive earnings / (losses) and the cumulative effects of any changes in accounting principles. At June 30, 2015, we complied with the covenant as our shareholders’ equity as defined by the covenant was $33.3 billion. The revolving credit facility agreement also contains customary representations, covenants and events of default. As of June 30, 2015, no amounts were drawn on the facility.

We also maintain a revolving credit facility for general corporate purposes, including for working capital purposes and to support our commercial paper program. Our $4.5 billion multi-year senior unsecured revolving credit facility expires on October 11, 2018. The revolving credit agreement includes a covenant that we maintain a minimum shareholders’ equity of at least $24.6 billion, excluding accumulated other comprehensive earnings / (losses) and the cumulative effects of any changes in accounting principles. At June 30, 2015, we complied with the covenant as our shareholders’ equity as defined by the covenant was $33.3 billion. The revolving credit facility agreement also contains customary representations, covenants and events of default. There are no credit rating triggers, provisions or other financial covenants that could require us to post collateral as security. As of June 30, 2015, no amounts were drawn on the facility.

Some of our international subsidiaries maintain primarily uncommitted credit lines to meet short-term working capital needs. Collectively, these credit lines amounted to $2.0 billion at June 30, 2015 and $2.1 billion at December 31, 2014. Borrowings on these lines amounted to $272 million at June 30, 2015 and $204 million at December 31, 2014.

Long-Term Debt:

On June 11, 2015, €400 million of our floating rate euro-denominated notes matured. The notes and accrued interest to date were paid with cash on hand and the issuance of commercial paper.

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

We financed the repurchase of these notes, including the payment of accrued interest and other costs incurred, from net proceeds received from the $2.8 billion notes issuance on March 6, 2015 described below and the issuance of commercial paper. In connection with retiring this debt, during the first three months of 2015, we recorded a $708 million loss on extinguishment of debt within interest expense related to the amount we paid to retire the debt in excess of its carrying value and from recognizing unamortized discounts and deferred financing costs in earnings at the time of the debt extinguishment. The loss on extinguishment is included in long-term debt repayments in the condensed consolidated statement of cash flows for the six months ended June 30, 2015. We also recognized $5 million of charges within interest expense from hedging instruments related to the retired debt. Upon extinguishing the debt, the deferred cash flow hedge amounts were recorded in earnings.

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

Our weighted-average interest rate on our total debt was 3.1% as of June 30, 2015, following the completion of our tender offer and debt issuances in the first quarter. Our weighted-average interest rate on our total debt as of December 31, 2014 was 4.3%, down from 4.8% as of December 31, 2013.

Fair Value of Our Debt:

The fair value of our short-term borrowings at June 30, 2015 and December 31, 2014 reflects current market interest rates and approximates the amounts we have recorded on our consolidated balance sheet. The fair value of our long-term debt was determined using quoted prices in active markets (Level 1 valuation data) for the publicly traded debt obligations. At June 30, 2015, the aggregate fair value of our total debt was $19,858 million and its carrying value was $19,337 million. At December 31, 2014, the aggregate fair value of our total debt was $18,463 million and its carrying value was $16,700 million.

Interest and Other Expense, Net:

Interest and other expense, net within our results of continuing operations consisted of:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in millions)

Interest expense, debt	$147	$192	$322	$394
Loss on debt extinguishment and related expenses	–	1	713	495
Net loss / (gain) on coffee business divestiture currency hedges	144	(7)	(407)	(7)
Loss related to interest rate swaps	–	–	34	–
Other expense, net	23	38	38	62

Total interest and other expense, net	$314	$224	$700	$944

See Note 2, Divestitures and Acquisitions, and Note 8, Financial Instruments, for information on the currency exchange forward contracts associated with the coffee business transactions. Also see Note 8, Financial Instruments, for information on the loss related to U.S. dollar interest rate swaps no longer designated as accounting cash flow hedges during the first quarter of 2015.

Note 8.  Financial Instruments

Fair Value of Derivative Instruments:

Derivative instruments were recorded at fair value in the consolidated balance sheets as follows:

	As of June 30, 2015		As of December 31, 2014
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
	(in millions)

Derivatives designated as accounting hedges:
Currency exchange contracts	$25	$26	$69	$17
Commodity contracts	43	85	12	33
Interest rate contracts	19	8	13	42

	$87	$119	$94	$92

Derivatives not designated as accounting hedges:
Currency exchange contracts	$66	$247	$735	$24
Commodity contracts	107	72	90	194
Interest rate contracts	51	33	59	39

	$224	$352	$884	$257

Total fair value	$311	$471	$978	$349

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

The fair values (asset / (liability)) of our derivative instruments were determined using:

	As of June 30, 2015
	Total Fair Value of Net Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)

Currency exchange contracts	$(182)	$–	$(182)	$–
Commodity contracts	(7)	(10)	3	–
Interest rate contracts	29	–	29	–

Total derivatives	$(160)	$(10)	$(150)	$–

	As of December 31, 2014
	Total Fair Value of Net Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)

Currency exchange contracts	$763	$–	$763	$–
Commodity contracts	(125)	(49)	(76)	–
Interest rate contracts	(9)	–	(9)	–

Total derivatives	$629	$(49)	$678	$–

Level 1 financial assets and liabilities consist of exchange-traded commodity futures and listed options. The fair value of these instruments is determined based on quoted market prices on commodity exchanges. Our exchange-traded derivatives are generally subject to master netting arrangements that permit net settlement of transactions with the same counterparty when certain criteria are met, such as in the event of default. We also are required to maintain cash margin accounts in connection with funding the settlement of our open positions, and the margin requirements generally fluctuate daily based on market conditions. We have recorded margin deposits related to our exchange-traded derivatives of $57 million as of June 30, 2015 and $84 million as of December 31, 2014 within other current assets. Based on our net asset or liability positions with individual counterparties, in the event of default and immediate net settlement of all of our open positions, for derivatives we have in a net liability position, we would owe $3 million as of December 31, 2014, and for derivatives we have in a net asset position, our counterparties would owe us a total of $48 million as of June 30, 2015 and $38 million as of December 31, 2014.

Level 2 financial assets and liabilities consist primarily of over-the-counter (“OTC”) currency exchange forwards, options and swaps; commodity forwards and options; and interest rate swaps. Our currency exchange contracts are valued using an income approach based on observable market forward rates less the contract rate multiplied by the notional amount. Commodity derivatives are valued using an income approach based on the observable market commodity index prices less the contract rate multiplied by the notional amount or based on pricing models that rely on market observable inputs such as commodity prices. Our calculation of the fair value of interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the observable market interest rate curve. Our calculation of the fair value of financial instruments takes into consideration the risk of nonperformance, including counterparty credit risk. Our OTC derivative transactions are governed by International Swap Dealers Association agreements and other standard industry contracts. Under these agreements, we do not post nor require collateral from our counterparties. The majority of our commodity and currency exchange OTC derivatives do not have a legal right of set-off. In connection with our OTC derivatives that could be net-settled in the event of default, assuming all parties were to fail to comply with the terms of the agreements, for derivatives we have in a net liability position, we would owe $53 million as of June 30, 2015 and $156 million as of December 31, 2014, and for derivatives we have in a net asset position, our counterparties would owe us a total of $73 million as of June 30, 2015 and $72 million as of December 31, 2014. We manage the credit risk in connection with these and all our derivatives by entering into transactions with counterparties with investment grade credit ratings, limiting the amount of exposure with each counterparty and monitoring the financial condition of our counterparties.

Derivative Volume:

The net notional values of our derivative instruments were:

	Notional Amount
	As of June 30,	As of December 31,
	2015	2014
	(in millions)

Currency exchange contracts:
Intercompany loans and forecasted interest payments	$5,680	$3,640
Forecasted transactions	7,762	6,681
Commodity contracts	2,903	1,569
Interest rate contracts	3,078	3,970
Net investment hedge – euro notes	4,459	3,932
Net investment hedge – pound sterling notes	1,257	545
Net investment hedge – Swiss franc notes	722	–

Cash Flow Hedges:

Cash flow hedge activity, net of taxes, within accumulated other comprehensive earnings / (losses) included:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in millions)

Accumulated gain / (loss) at beginning of period	$(46)	$82	$(2)	$117
Transfer of realized losses / (gains) in fair value to earnings	(36)	(2)	(54)	(3)
Unrealized gain / (loss) in fair value	29	(36)	3	(70)

Accumulated gain / (loss) at end of period	$(53)	$44	$(53)	$44

After-tax gains / (losses) reclassified from accumulated other comprehensive earnings / (losses) into net earnings were:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in millions)

Currency exchange contracts – forecasted transactions	$38	$(2)	$84	$(4)
Commodity contracts	(2)	4	(4)	9
Interest rate contracts	–	–	(26)	(2)

Total	$36	$2	$54	$3

After-tax gains / (losses) recognized in other comprehensive earnings / (losses) were:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in millions)

Currency exchange contracts – forecasted transactions	$(24)	$5	$25	$7
Commodity contracts	15	(8)	(23)	3
Interest rate contracts	38	(33)	1	(80)

Total	$29	$(36)	$3	$(70)

Cash flow hedge ineffectiveness was not material for all periods presented.

Pre-tax gains / (losses) on amounts excluded from effectiveness testing recognized in net earnings from continuing operations included a pre-tax loss of $34 million recognized in the three months ended March 31, 2015 within interest and other expense, net related to certain U.S. dollar interest rate swaps that we no longer designate as accounting cash flow hedges due to a change in financing and hedging plans. In the first quarter, our plans to issue U.S. dollar debt changed and we issued euro, British pound sterling and Swiss franc-denominated notes due to lower overall cost and our decision to hedge a greater portion of our net investments in operations that use these currencies as their functional currencies. In the second quarter of 2015 and the prior-year periods, amounts excluded from effectiveness testing were not material.

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

Based on current market conditions, we would expect to transfer unrealized losses of $37 million (net of taxes) for commodity cash flow hedges, unrealized losses of $7 million (net of taxes) for currency cash flow hedges and unrealized losses of less than $1 million (net of taxes) for interest rate cash flow hedges to earnings during the next 12 months.

Hedge Coverage:

As of June 30, 2015, we hedged transactions forecasted to impact cash flows over the following periods:

•	commodity transactions for periods not exceeding the next 18 months;
•	interest rate transactions for periods not exceeding the next 30 years and 8 months; and
•	currency exchange transactions for periods not exceeding the next 18 months.

Fair Value Hedges:

Pre-tax gains / (losses) due to changes in fair value of our interest rate swaps and related hedged long-term debt were recorded in interest and other expense, net:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)

Derivatives	$–	$14	$4	$14
Borrowings	–	(14)	(4)	(14)

Fair value hedge ineffectiveness and amounts excluded from effectiveness testing were not material for all periods presented.

Economic Hedges:

Pre-tax gains / (losses) recorded in net earnings for economic hedges were:

					Location of
	For the Three Months Ended		For the Six Months Ended		Gain / (Loss)
	June 30,		June 30,		Recognized
	2015	2014	2015	2014	in Earnings
	(in millions)

Currency exchange contracts:
Intercompany loans and forecasted interest payments	$7	$3	$14	$1	Interest and other expense, net
Forecasted transactions	(7)	(30)	(10)	(40)	Cost of sales
Forecasted transactions	(152)	(9)	401	(14)	Interest and other expense, net
Forecasted transactions	(5)	(2)	(16)	(3)	Selling, general and administrative expenses
Interest rate contracts	(1)	1	–	1	Interest and other expense, net
Commodity contracts	(18)	(6)	(59)	32	Cost of sales

Total	$(176)	$(43)	$330	$(23)

In connection with the coffee business transactions, we entered into euro to U.S. dollar currency exchange forward contracts to hedge an expected cash receipt of approximately €4 billion upon closing. As the forward contracts relate to a business divestiture pending as of June 30, 2015, unrealized gains and losses on the derivative are recorded in earnings. We recorded net losses of $165 million for the three months and net gains of $386 million for the six months ended June 30, 2015 within interest and other expense, net in connection with the forward contracts. We also entered into currency exchange forward contracts to hedge a portion of the cash proceeds distributed to our subsidiaries in multiple countries where coffee net assets and shares were divested. During the three and six months ended June 30, 2015, the hedges with a notional value of €1.6 billion generated net unrealized gains of $21 million, which were recorded within interest and other expense, net. See Note 2, Divestitures and Acquisitions—Divestiture of Coffee Business, for additional information on our currency exchange forward contracts transactions in the first six months of 2015.

Hedges of Net Investments in International Operations:

After-tax gains / (losses) related to hedges of net investments in international operations in the form of euro, pound sterling and Swiss franc-denominated debt were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Location of Gain / (Loss) Recognized in AOCI
	2015	2014	2015	2014
	(in millions)

Euro notes	$(118)	$5	$196	$–	Currency
Pound sterling notes	(45)	(19)	(13)	(23)	Translation
Swiss franc notes	(17)	–	(30)	–	Adjustment

Note 9. Benefit Plans

Pension Plans

Prior to the divestiture of our global coffee business, certain active employees who transitioned to JDE participated in our Non-U.S. pension plans. Following the divestiture, benefits will be provided directly by JDE to participants continuing with JDE. JDE assumed certain pension plan obligations and received the related plan assets. As of June 30, 2015, these amounts were reported as held for sale and included the net benefit plan liabilities of $179 million and the related deferred tax assets of $29 million. Refer to Note 2, Divestitures and Acquisitions – Divestiture of Coffee Business, for more information. For all remaining participants, we retained the plan obligations and related plan assets.

Components of Net Periodic Pension Cost:

Net periodic pension cost consisted of the following:

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2015	2014	2015	2014
	(in millions)

Service cost	$15	$13	$51	$45
Interest cost	17	16	77	100
Expected return on plan assets	(24)	(20)	(119)	(125)
Amortization:
Net loss from experience differences	10	7	38	27
Prior service cost (1)	1	1	16	1
Settlement losses (2)	10	4	–	5

Net periodic pension cost	$29	$21	$63	$53

	U.S. Plans		Non-U.S. Plans
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)

Service cost	$32	$28	$101	$89
Interest cost	34	33	154	197
Expected return on plan assets	(47)	(40)	(238)	(248)
Amortization:
Net loss from experience differences	22	15	77	54
Prior service cost (1)	1	1	16	1
Settlement losses (2)	13	6	–	10

Net periodic pension cost	$55	$43	$110	$103

(1)	For the three and six months ended June 30, 2015, amortization of prior service cost includes $17 million of pension curtailment losses related to employees who transitioned to JDE upon the divestiture of our global coffee business. Refer to Note 2, Divestitures and Acquisitions – Divestiture of Coffee Business, for more information.
(2)	For the three and six months ended June 30, 2015, settlement losses include $6 million of pension settlement losses for employees who elected lump-sum payments in connection with our 2014-2018 Restructuring Program. See Note 6, Restructuring Programs, for more information.

Employer Contributions:

We make contributions to our U.S. and non-U.S. pension plans primarily to the extent that they are tax deductible and do not generate an excise tax liability. During the six months ended June 30, 2015, we contributed $207 million to our U.S. plans and $164 million to our non-U.S. plans. Based on current tax law, we plan to make further contributions of approximately $3 million to our U.S. plans and approximately $154 million to our non-U.S. plans during the remainder of 2015. However, our actual contributions may differ due to many factors, including changes in tax and other benefit laws or significant differences between expected and actual pension asset performance or interest rates.

Postretirement Benefit Plans

Net postretirement health care costs consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)

Service cost	$3	$3	$7	$6
Interest cost	6	6	12	11
Amortization:
Net loss from experience differences	4	1	7	3
Prior service credit	(2)	(2)	(4)	(5)

Net postretirement health care costs	$11	$8	$22	$15

Postemployment Benefit Plans

Net postemployment costs consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in millions)

Service cost	$1	$2	$3	$4
Interest cost	2	1	3	3

Net postemployment costs	$3	$3	$6	$7

Note 10. Stock Plans

Stock Options:

Stock option activity consisted of the following:

	Shares Subject to Option	Weighted-Average Exercise or Grant Price Per Share	Aggregate Intrinsic Value

Balance at January 1, 2015	56,431,551	$24.19	$685 million

Annual grants to eligible employees	8,899,530	36.94
Additional options granted	868,730	35.59

Total options granted	9,768,260	36.82
Options exercised	(4,439,379)	22.90	$65 million
Options cancelled	(1,167,068)	31.72

Balance at June 30, 2015	60,593,364	26.18	$906 million

Restricted Stock, Deferred Stock Units and Performance Share Units:

Restricted stock, deferred stock unit and performance share unit activity consisted of the following:

	Number of Shares	Grant Date	Weighted-Average Fair Value Per Share	Weighted-Average Aggregate Fair Value

Balance at January 1, 2015	10,582,640		$28.56

Annual grants to eligible employees:
Performance share units	1,598,290	Feb. 18, 2015	36.94
Restricted stock	386,910	Feb. 18, 2015	36.94
Deferred stock units	866,640	Feb. 18, 2015	36.94
Additional shares granted (1)	775,579	Various	37.06

Total shares granted	3,627,419		36.97	$134 million
Vested	(3,286,055)		36.97	$121 million
Forfeited	(737,151)		31.81

Balance at June 30, 2015	10,186,853		28.61

(1)	Includes performance share units, restricted stock and deferred stock units.

Share Repurchase Program:

During 2013, our Board of Directors authorized the repurchase of $7.7 billion of our Common Stock through December 31, 2016. Repurchases under the program are determined by management and are wholly discretionary. During the six months ended June 30, 2015, we repurchased 58.2 million shares of Common Stock at an average cost of $37.17 per share, or an aggregate cost of $2.2 billion, of which $2.1 billion was paid during the period. All share repurchases were funded through available cash and commercial paper issuances. As of June 30, 2015, we had $0.9 billion in remaining share repurchase capacity. On July 29, 2015, our Finance Committee, with authorization delegated from our Board of Directors, approved an increase of $6.0 billion in the share repurchase plan, raising the authorization to $13.7 billion of Common Stock repurchases, and extended the program through December 31, 2018.

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

In February 2013 and March 2014, Cadbury India Limited (now known as Mondelez India Foods Private Limited), a subsidiary of Mondelēz International, and other parties received show cause notices from the Indian Central Excise Authority (the “Excise Authority”) calling upon the parties to demonstrate why the Excise Authority should not collect a total of 3.7 billion Indian rupees (approximately $59 million U.S. dollars as of June 30, 2015) of unpaid excise tax and an equivalent amount of penalties, as well as interest, related to production at the same Indian facility. We contested these demands for unpaid excise taxes, penalties and interest. On March 27, 2015, after several hearings, the Commissioner of the Excise Authority issued an order denying the excise exemption that we claimed for the Indian facility and confirming the Excise Authority’s demands for total taxes and penalties in the amount of 5.8 billion Indian rupees (approximately $92 million U.S. dollars as of June 30, 2015). We have appealed this order. In addition, the Excise Authority issued another show cause notice, dated February 6, 2015, on the same issue but covering the period January to October 2014, thereby adding 1.0 billion Indian rupees (approximately $16 million U.S. dollars as of June 30, 2015) of unpaid excise taxes as well as penalties of up to 1.0 billion Indian rupees (approximately $16 million U.S. dollars as of June 30, 2015) and interest, to the amount claimed by the Excise Authority. We believe that the decision to claim the excise tax benefit is valid and we are continuing to contest the show cause notices through the administrative and judicial process.

In April 2013, the staff of the U.S. Commodity Futures Trading Commission (“CFTC”) advised us and Kraft Foods Group, Inc. (“Kraft”) that it was investigating activities related to the trading of December 2011 wheat futures contracts that occurred prior to the Spin-Off of Kraft. We cooperated with the staff in its investigation. On April 1, 2015, the CFTC filed a complaint against Kraft and Mondelēz Global LLC (“Mondelēz Global”) in the U.S. District Court for the Northern District of Illinois, Eastern Division (the “CFTC action”). The complaint alleges that Kraft and Mondelēz Global (1) manipulated or attempted to manipulate the wheat markets during the fall of 2011; (2) violated position limit levels for wheat futures and (3) engaged in non-competitive trades by trading both sides of exchange-for-physical Chicago Board of Trade wheat contracts. The CFTC seeks civil monetary penalties of either triple the monetary gain for each violation of the Commodity Exchange Act (the “Act”) or $1 million for each violation of Section 6(c)(1), 6(c)(3) or 9(a)(2) of the Act and $140,000 for each additional violation of the Act, plus post-judgment interest; an order of permanent injunction prohibiting Kraft and Mondelēz Global from violating specified provisions of the Act; disgorgement of profits; and costs and fees. On June 1, 2015, Mondelēz Global and Kraft filed a motion to dismiss the CFTC’s claims of market manipulation and attempted manipulation. Additionally, several class action complaints were filed against Kraft and Mondelēz Global in the U.S. District Court for the Northern District of Illinois by investors in wheat futures and options on behalf of themselves and others similarly situated. The complaints make similar allegations as those made in the CFTC action and seek class action certification; an unspecified amount for damages, interest and unjust enrichment; costs and fees; and injunctive, declaratory, and other unspecified relief. On June 4, 2015, these suits were consolidated in the Northern District of Illinois. It is not possible to predict the outcome of these matters; however, based on our Separation and Distribution Agreement with Kraft dated as of September 27, 2012, we expect to predominantly bear any monetary penalties or other payments in connection with the CFTC action.

While we cannot predict with certainty the results of any Legal Matters in which we are currently involved, we do not expect that the ultimate costs to resolve any of these Legal Matters, individually or in the aggregate, will have a material effect on our financial results.

Third-Party Guarantees:

We enter into third-party guarantees primarily to cover the long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At June 30, 2015, we had no material third-party guarantees recorded on our consolidated balance sheet.

Note 12.  Reclassifications from Accumulated Other Comprehensive Income

The components of accumulated other comprehensive earnings / (losses) attributable to Mondelēz International were:

	Mondelēz International Shareholders’ Equity
	Currency Translation Adjustments	Pension and Other Benefits	Derivatives Accounted for as Hedges	Total
	(in millions)

Balances at January 1, 2014	$(1,414)	$(1,592)	$117	$(2,889)

Other comprehensive earnings / (losses), before reclassifications:
Currency translation adjustment (1)	167	(6)	–	161
Pension and other benefits	–	–	–	–
Derivatives accounted for as hedges	(20)	–	(112)	(132)
Losses / (gains) reclassified into net earnings	–	85	(4)	81
Tax (expense) / benefit	(3)	(21)	43	19

Total other comprehensive earnings / (losses)				129

Balances at June 30, 2014	$(1,270)	$(1,534)	$44	$(2,760)

Balances at January 1, 2015	$(5,042)	$(2,274)	$(2)	$(7,318)

Other comprehensive earnings / (losses), before reclassifications:
Currency translation adjustment(1)	(1,600)	51	–	(1,549)
Pension and other benefits	–	(28)	–	(28)
Derivatives accounted for as hedges	241	–	10	251
Losses / (gains) reclassified into net earnings	–	132	(48)	84
Tax (expense) / benefit	(88)	(31)	(13)	(132)

Total other comprehensive earnings / (losses)				(1,374)

Balances at June 30, 2015	$(6,489)	$(2,150)	$(53)	$(8,692)

(1)	The condensed consolidated statement of other comprehensive earnings includes currency translation adjustment attributable to noncontrolling interests of $(16) million for the six months ended June 30, 2015 and $(1) million for the six months ended June 30, 2014.

Amounts reclassified from accumulated other comprehensive earnings / (losses) and their locations in the condensed consolidated financial statements were as follows:

	For the Three Months Ended		For the Six Months Ended		Location of Gain / (Loss) Recognized in Net Earnings
	June 30,		June 30,
	2015	2014	2015	2014
	(in millions)

Pension and other benefits:
Reclassification of losses / (gains) into net earnings:
Amortization of experience losses and prior service costs (1)	$67	$35	$119	$69
Settlement losses (1)	10	9	13	16
Tax impact	(23)	(8)	(36)	(21)	Provision for income taxes
Derivatives accounted for as hedges:
Reclassification of losses / (gains) into net earnings:
Currency exchange contracts – forecasted transactions	(42)	2	(92)	4	Cost of sales
Commodity contracts	(2)	(4)	3	(11)	Cost of sales
Interest rate contracts	–	–	41	3	Interest and other expense, net
Tax impact	3	1	(10)	1	Provision for income taxes

Total reclassifications into net earnings, net of tax	$13	$35	$38	$61

(1)	These items are included in the components of net periodic benefit costs disclosed in Note 9, Benefit Plans.

Note 13.  Income Taxes

During 2015, as part of our ongoing remediation efforts related to the material weakness in internal controls over the accounting for income taxes, we recorded out-of-period adjustments that had an immaterial impact on the provision for income taxes of $4 million for the three months and $11 million for the six months ended June 30, 2015. During 2014, we recorded immaterial out-of-period adjustments of $5 million for the three and six months ended June 30, 2014. The out-of-period adjustments were not material to the consolidated financial statements for any prior period.

Based on current tax laws, our estimated annual effective tax rate for 2015 is 19.0%, reflecting favorable impacts from the mix of pre-tax income in various non-U.S. tax jurisdictions. Our 2015 second quarter effective tax rate of 19.0% included net tax expense from $8 million of discrete one-time events. The discrete net tax expense primarily consisted of $22 million related to the sale of our interest in AGF, partially offset by $11 million related to favorable audit settlements and expirations of statutes of limitations in several jurisdictions. Our effective tax rate for the six months ended June 30, 2015 of 22.4% was unfavorably impacted by net tax expense from $33 million of discrete one-time events. The discrete net tax expense primarily consisted of $54 million of tax charges related to the sale of our interest in AGF ($32 million in the first quarter upon the investment’s change to held-for-sale status and an additional $22 million upon the closing of the sale in the second quarter), partially offset by $33 million from favorable audit settlements and expirations of statutes of limitations in several jurisdictions.

As of the second quarter of 2014, our estimated annual effective tax rate for 2014 was 19.6%, reflecting favorable impacts from the mix of pre-tax income in various non-U.S. tax jurisdictions, partially offset by the remeasurement of our Venezuelan net monetary assets. Our 2014 second quarter effective tax rate of 12.4% was favorably impacted by net tax benefits from $52 million of discrete one-time events, of which $37 million related to tax return to provision adjustments and $9 million related to favorable tax audit settlements and expirations of statutes of limitations in several jurisdictions. Our effective tax rate for the six months ended June 30, 2014 of 7.5% was due to tax benefits from discrete one-time events and lower pre-tax income due to the tender-related loss on debt extinguishment and the remeasurement of the Venezuela net monetary assets. Of the discrete net tax benefits of $104 million, $60 million related to favorable tax audit settlements and expirations of statutes of limitations in several jurisdictions and $37 million related to tax return to provision adjustments.

Note 14.  Earnings Per Share

Basic and diluted earnings per share (“EPS”) were calculated using the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in millions, except per share data)

Net earnings	$427	$642	$739	$792
Noncontrolling interest	21	20	9	7

Net earnings attributable to Mondelēz International	$406	$622	$730	$785

Weighted-average shares for basic EPS	1,625	1,694	1,637	1,699
Plus incremental shares from assumed conversions of stock options and long-term incentive plan shares	18	18	17	18

Weighted-average shares for diluted EPS	1,643	1,712	1,654	1,717

Basic earnings per share attributable to Mondelēz International	$0.25	$0.37	$0.45	$0.46
Diluted earnings per share attributable to Mondelēz International	$0.25	$0.36	$0.44	$0.46

We exclude antidilutive Mondelēz International stock options from our calculation of weighted-average shares for diluted EPS. We excluded 12.6 million antidilutive stock options for the three months and 13.2 million antidilutive stock options for the six months ended June 30, 2015 and we excluded 9.9 million antidilutive stock options for the three months and 7.3 million antidilutive stock options for the six months ended June 30, 2014.

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

We manage our operations by region to leverage regional operating scale, manage different and changing business environments more effectively and pursue growth opportunities as they arise in our key markets. In 2015, we began to report stock-based compensation for our corporate employees, which was previously reported within our North America region, within general corporate expenses. We reclassified corporate stock-based compensation expense out of the North America segment of $4 million during the three months and $15 million during the six months ended June 30, 2015.

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

Our segment net revenues and earnings were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Net revenues:
Latin America	$1,240	$1,242	$2,497	$2,598
Asia Pacific	1,024	1,084	2,177	2,307
EEMEA	869	1,008	1,564	1,846
Europe	2,815	3,379	5,790	6,936
North America	1,713	1,723	3,395	3,390

Net revenues	$7,661	$8,436	$15,423	$17,077

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Earnings before income taxes:
Operating income:
Latin America	$134	$140	$288	$184
Asia Pacific	104	111	250	299
EEMEA	100	146	132	210
Europe	261	463	587	926
North America	261	269	542	472
Unrealized gains / (losses) on hedging activities	86	(54)	79	(47)
General corporate expenses	(71)	(63)	(145)	(135)
Amortization of intangibles	(46)	(55)	(92)	(109)
Gain on divestiture	13	–	13	–
Acquisition-related costs	(1)	–	(2)	–

Operating income	841	957	1,652	1,800
Interest and other expense, net	(314)	(224)	(700)	(944)

Earnings before income taxes	$527	$733	$952	$856

Items impacting our segment operating results are discussed in Note 1, Basis of Presentation, including the Venezuelan currency devaluation, Note 2, Divestitures and Acquisitions, and Note 6, Restructuring Programs. Also see Note 7, Debt, and Note 8, Financial Instruments, for more information on our interest and other expense, net for each period.

Net revenues by product category were:

	For the Three Months Ended June 30, 2015
	Latin	Asia			North
	America	Pacific	EEMEA	Europe	America	Total
	(in millions)

Biscuits	$407	$268	$147	$642	$1,400	$2,864
Chocolate	202	302	196	890	41	1,631
Gum & Candy	295	188	166	198	272	1,119
Beverages (1)	178	133	272	776	–	1,359
Cheese & Grocery	158	133	88	309	–	688

Total net revenues	$1,240	$1,024	$869	$2,815	$1,713	$7,661

	For the Three Months Ended June 30, 2014 (2)
	Latin	Asia			North
	America	Pacific	EEMEA	Europe	America	Total
	(in millions)

Biscuits	$333	$273	$171	$794	$1,398	$2,969
Chocolate	256	329	221	1,114	50	1,970
Gum & Candy	293	188	200	238	275	1,194
Beverages (1)	197	137	327	848	–	1,509
Cheese & Grocery	163	157	89	385	–	794

Total net revenues	$1,242	$1,084	$1,008	$3,379	$1,723	$8,436

	For the Six Months Ended June 30, 2015
	Latin	Asia			North
	America	Pacific	EEMEA	Europe	America	Total
	(in millions)

Biscuits	$716	$584	$271	$1,236	$2,758	$5,565
Chocolate	496	704	395	2,118	97	3,810
Gum & Candy	590	379	284	381	540	2,174
Beverages (1)	392	248	457	1,450	–	2,547
Cheese & Grocery	303	262	157	605	–	1,327

Total net revenues	$2,497	$2,177	$1,564	$5,790	$3,395	$15,423

	For the Six Months Ended June 30, 2014 (2)
	Latin	Asia			North
	America	Pacific	EEMEA	Europe	America	Total
	(in millions)

Biscuits	$660	$604	$318	$1,516	$2,739	$5,837
Chocolate	580	747	464	2,590	113	4,494
Gum & Candy	579	394	347	461	538	2,319
Beverages (1)	452	259	555	1,625	–	2,891
Cheese & Grocery	327	303	162	744	–	1,536

Total net revenues	$2,598	$2,307	$1,846	$6,936	$3,390	$17,077

(1)	On July 2, 2015, we divested our global coffee businesses from our Europe, EEMEA and Asia Pacific segment beverage categories. Refer to Note 2, Divestitures and Acquisitions – Divestiture of Coffee Business, for more information.
(2)	During 2014, we realigned some of our products across product categories and as such, we reclassified the product category net revenues on a basis consistent with the 2015 presentation.

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

Over the last several years, we have been expanding geographically and building our presence in the snacking category. At the same time, we have continued to invest in product quality, marketing and innovation behind our iconic brands, while implementing a series of cost saving initiatives. Our goals are to achieve industry-leading revenue growth over time driven by the higher expected growth rates of advantaged snack categories; leverage our cost structure through supply chain reinvention, productivity programs, overhead streamlining, volume growth and improved product mix to drive margin gains; and grow earnings per share in the top-tier of our peer group.

Divestiture of Global Coffee Businesses

On July 2, 2015, we completed transactions to combine our wholly owned coffee businesses (including our coffee portfolio in France) with those of D.E Master Blenders 1753 B.V. (“DEMB”) to create a new company, Jacobs Douwe Egberts (“JDE”). Upon closing, the consideration we received for our coffee businesses was €3.8 billion ($4.2 billion U.S. dollars as of July 2, 2015), a 43.5 percent equity interest in JDE and a $275 million receivable related to an expected payment from JDE one year following the closing related to tax formation costs. We also received $76 million of cash related to the reimbursement of costs we incurred related to separating our coffee businesses. Acorn Holdings B.V., owner of DEMB, holds a 56.5% share in JDE. The cash and equity consideration we received was adjusted from previous estimates to reflect our retaining our interest in a Korea-based joint venture, Dongsuh Foods Corporation. During the second quarter of 2015, we also completed the sale of our interest in a Japanese coffee joint venture, Ajinomoto General Foods, Inc. (“AGF”). In lieu of contributing our interest in the AGF joint venture to JDE, we contributed the net cash proceeds from the sale, and the transaction did not change the consideration received for our global coffee businesses. Please refer to Note 2, Divestitures and Acquisitions, for more information on the divestiture of AGF.

We are currently in the process of determining the fair value of our investment in JDE as of the closing date. We expect to have a preliminary valuation completed in the third quarter of 2015. The sale proceeds are also subject to further adjustments, including finalization of working capital, net debt and other sale adjustments. We expect to finalize the sales price and related adjustments by the end of the second quarter of 2016. Some of the net asset and equity balances we divest in the third quarter may also change based on information that becomes available in the third quarter following the closing. As a result, the actual amount of consideration we receive and the gain we recognize on the divestiture may change until we conclude these matters.

Following the transactions, our snacks net revenues, consisting of biscuits, chocolate, gum and candy, were approximately 85% of our 2014 net revenues excluding coffee net revenues. By retaining a significant stake in JDE, we will also continue to have a significant contribution from the coffee category. We plan to reflect our divested historical coffee results and future equity earnings from JDE in results from continuing operations as the coffee category continues to be a significant part of our strategy and net earnings.

To lock in an expected U.S. dollar value of approximately $5 billion related to the estimated €4 billion cash receipt upon closing, we entered into currency exchange forward contracts beginning in May 2014, when the transaction was announced. On February 11, 2015, we monetized these forward contracts and realized total pre-tax gains of $939 million, of which $628 million was recognized in 2014 and $311 million was recognized in the first quarter of 2015. Additionally, we entered into new currency exchange forward contracts, which we monetized on April 17, 2015 and realized total pre-tax gains of $296 million, of which $56 million was recognized in the second quarter of 2015. On that date we executed new currency exchange contracts that generated unrealized losses of $221 million in the three and six months ended June 30, 2015. The currency hedge gains and losses were recorded in interest and other expense, net. The forward contracts were recorded on the consolidated balance sheet, with unrealized gains recorded in other current assets and unrealized losses recorded in other current liabilities. On July 6, 2015, we monetized the forward contracts and realized a $202 million pre-tax loss. Cumulatively over 2014 and through July 6, 2015, we realized aggregate net gains and received cash of approximately $1.0 billion on these currency exchange forward contracts. With the receipt of €3.8 billion on July 2, 2015 ($4.2 billion as of July 2, 2015), we have collected $5.2 billion.

During the second quarter of 2015, we also entered into currency exchange forward contracts to hedge a portion of the cash payments to be made to our subsidiaries in multiple countries where coffee net assets and shares were divested. These hedges with a notional value of €1.6 billion generated net unrealized gains of $21 million during the three months ended June 30, 2015. The net unrealized gain was recorded within interest and other expense, net and the forward contracts were recorded within other current assets. During July 2015, we settled these forward contracts and realized total pre-tax net gains of $17 million.

We also incurred incremental expenses related to readying our global coffee businesses for the divestiture that totaled $157 million in the three months and $185 million in the six months ended June 30, 2015 and $5 million in the three and six months ended June 30, 2014. These expenses were recorded within asset impairment and exit costs and selling, general and administrative expenses of primarily our Europe and EEMEA segments and within general corporate expenses.

Summary of Results

•	Net revenues decreased 9.2% to $7.7 billion in the second quarter of 2015 and decreased 9.7% to $15.4 billion in the first six months of 2015 as compared to the same periods in the prior year. Net revenues in 2015 were significantly affected by unfavorable currency translation as the U.S. dollar strengthened against most currencies in which we operate compared to exchange rates in the prior year.

•	Organic Net Revenue increased 4.3% to $8.8 billion in the second quarter of 2015 and increased 4.0% to $17.8 billion in the first six months of 2015 as compared to the same periods in the prior year. Organic Net Revenue is a non-GAAP financial measure we use to evaluate our underlying results (see the definition of Organic Net Revenue and our reconciliation with net revenues within Non-GAAP Financial Measures appearing later in this section).

•	Diluted EPS attributable to Mondelēz International decreased 30.6% to $0.25 in the second quarter of 2015 and decreased 4.3% to $0.44 in the first six months of 2015 as compared to the same periods in the prior year. A number of significant items also affected the comparability of our reported results, as further described in the Discussion and Analysis of Historical Results appearing later in this section and in the notes to the condensed consolidated financial statements.

•	Adjusted EPS increased 17.5% to $0.47 in the second quarter of 2015 and increased 11.4% to $0.88 in the first six months of 2015 as compared to the same periods in the prior year. On a constant currency basis, Adjusted EPS increased 37.5% to $0.55 in the second quarter of 2015 and increased 30.4% to $1.03 in the first six months of 2015. Adjusted EPS is a non-GAAP financial measure we use to evaluate our underlying results (see the definition of Adjusted EPS and our reconciliation with diluted EPS within Non-GAAP Financial Measures appearing later in this section).

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

We also monitor a number of factors and trends that we expect may affect our revenues and profitability. During the first six months of 2015, we continued to note trends similar to those we highlighted in our most recently filed Annual Report on Form 10-K for the year ended December 31, 2014. In particular, volatility in the global commodity and currency markets continued. Refer to Commodity Trends appearing later in this section and Note 1, Basis of Presentation—Currency Translation and Highly Inflationary Accounting, for additional information on our commodity costs and specific currency risks we are monitoring.

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

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	See Note	2015	2014	2015	2014
		(in millions of U.S. dollars)

Coffee business transactions	Note 2
Incremental costs for readying the businesses		$(157)	$(5)	$(185)	$(5)
Net (loss) / gain on currency hedges (1)		(144)	(7)	407	(7)

2014-2018 Restructuring Program:	Note 6
Restructuring charges		(135)	(1)	(297)	(1)
Implementation charges		(47)	(9)	(109)	(9)

2012-2014 Restructuring Program:	Note 6
Restructuring charges		1	(54)	3	(96)
Implementation charges		–	(19)	–	(43)

Remeasurement of Venezuelan net monetary assets:	Note 1
Q1 2014: 6.30 to 10.70 bolivars to U.S. dollar		–	–	–	(142)
Q1 2015: 11.50 to 12.00 bolivars to U.S. dollar		–	–	(11)	–

Loss on debt extinguishment and related expenses	Note 7	–	(1)	(713)	(495)

Gain on divestiture	Note 2	13	–	13	–

Effective tax rate	Note 13	19.0%	12.4%	22.4%	7.5%

(1)	On February 11, 2015, we monetized certain currency hedges related to the anticipated cash receipt of €4 billion from the coffee business transactions, and we realized total pre-tax gains of $939 million, of which $311 million was recognized in the first quarter of 2015. On April 17, 2015, we monetized new forward contracts and realized total pre-tax gains of $296 million, of which $240 million was recognized in the first quarter and $56 million was recognized in the second quarter of 2015. During the second quarter, we entered into additional hedges which generated a net unrealized loss of $200 million through June 30, 2015. Refer to Note 2, Divestitures and Acquisitions–Divestiture of Coffee Business, for more information.

Consolidated Results of Operations

The following discussion compares our consolidated results of operations for the three months and six months ended June 30, 2015 and 2014.

Three Months Ended June 30:

	For the Three Months Ended
	June 30,
	2015	2014	$ change	% change
	(in millions, except per share data)

Net revenues	$7,661	$8,436	$(775)	(9.2)%

Operating income	841	957	(116)	(12.1)%

Net earnings attributable to Mondelēz International	406	622	(216)	(34.7)%

Diluted earnings per share attributable to Mondelēz International	0.25	0.36	(0.11)	(30.6)%

Net Revenues – Net revenues decreased $775 million (9.2%) to $7,661 million in the second quarter of 2015, and Organic Net Revenue (1) increased $363 million (4.3%) to $8,799 million. Organic Net Revenue growth was driven entirely by our Power Brands, which grew 6.6%. In addition, emerging markets grew 9.7% and accounted for nearly the entire increase in our Organic Net Revenue. The underlying changes in net revenues and Organic Net Revenue are detailed below:

	2015
Change in net revenues (by percentage point)
Higher net pricing	6.6	pp
Unfavorable volume/mix	(2.3	)pp

Total change in Organic Net Revenue (1)	4.3%
Unfavorable currency	(13.6	)pp
Impact of acquisition	0.1	pp

Total change in net revenues	(9.2)%

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.

Organic Net Revenue growth was driven by higher net pricing, partially offset by unfavorable volume/mix. Net pricing was up, which includes the carryover benefit of pricing actions taken in 2014 as well as the effects of input cost-driven pricing actions taken during the first six months of 2015. Higher net pricing was reflected across all segments except North America. Unfavorable volume/mix was largely due to price elasticity as well as strategic decisions to exit certain low-margin product lines and the shift of Easter-related shipments into the first quarter. Unfavorable volume/mix was reflected across all segments except North America. Unfavorable currency impacts decreased net revenues by $1,148 million, due primarily to the strength of the U.S. dollar relative to several currencies, including the euro, Brazilian real, Russian ruble, British pound sterling and Australian dollar. The February 16, 2015 acquisition of the Enjoy Life Foods snacking business in North America added $10 million in incremental net revenues for the quarter.

Operating Income – Operating income decreased $116 million (12.1%) to $841 million in the second quarter of 2015, Adjusted Operating Income (1) increased $108 million (10.2%) to $1,165 million and Adjusted Operating Income on a constant currency basis (1) increased $262 million (24.8%) to $1,319 million due to the following:

	Operating Income	Change
	(in millions)	(percentage point)

Operating Income for the Three Months Ended June 30, 2014	$957
Spin-Off Costs (2)	16	2.0pp
2012-2014 Restructuring Program costs (3)	73	8.2pp
2014-2018 Restructuring Program costs (3)	10	1.1pp
Integration Program and other acquisition integration costs (4)	(1)	(0.1)pp
Costs associated with the coffee business transactions (5)	5	0.5pp
Operating income from divestiture (6)	(3)	(0.3)pp

Adjusted Operating Income (1) for the Three Months Ended June 30, 2014	$1,057
Higher net pricing	553	52.3pp
Higher input costs	(242)	(23.0)pp
Unfavorable volume/mix	(62)	(5.8)pp
Higher selling, general and administrative expenses	(127)	(12.0)pp
Change in unrealized gains/losses on hedging activities	140	13.3pp
Other, net	–	–

Total change in Adjusted Operating Income (constant currency) (1)	262	24.8%
Unfavorable currency—translation	(154)	(14.6)pp

Total change in Adjusted Operating Income (1)	108	10.2%

Adjusted Operating Income (1) for the Three Months Ended June 30, 2015	$1,165
2012-2014 Restructuring Program costs (3)	1	0.1pp
2014-2018 Restructuring Program costs (3)	(182)	(18.8)pp
Integration Program and other acquisition integration costs (4)	(1)	(0.1)pp
Costs associated with the coffee business transactions (5)	(157)	(16.3)pp
Operating income from divestiture (6)	5	0.5pp
Gain on divestiture (6)	13	1.2pp
Acquisition-related costs (7)	(1)	(0.1)pp
Rounding	(2)	(0.2)pp

Operating Income for the Three Months Ended June 30, 2015	$841	(12.1)%

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.
(2)	Refer to Note 2 to the consolidated financial statements in our Form 10-K for the year ended December 31, 2014 for more information on Spin-Off Costs incurred following the Kraft Foods Group, Inc. divestiture.
(3)	Refer to Note 6, Restructuring Programs, for more information on our 2014-2018 Restructuring Program and our 2012-2014 Restructuring Program.
(4)	Refer to Note 7, Integration Program and Cost Savings Initiatives, to the consolidated financial statements in our Form 10-K for the year ended December 31, 2014 for more information on our integration costs in 2014. See Note 2, Divestitures and Acquisitions, for more information on the 2015 acquisition of a biscuit operation in Vietnam.
(5)	Refer to Note 2, Divestitures and Acquisitions, for more information on the coffee business transactions.
(6)	Includes the divestiture of AGF and does not include the global coffee business divestiture. The divestiture of AGF generated a pre-tax gain of $13 million and an after-tax loss of $9 million. Refer to Note 2, Divestitures and Acquisitions, and Non-GAAP Financial Measures appearing later in this section for more information.
(7)	Refer to Note 2, Divestitures and Acquisitions, for more information on the 2015 acquisition of a biscuit operation in Vietnam.

During the quarter, higher net pricing outpaced increased input costs. Higher net pricing, including the carryover impact of pricing actions taken in 2014, was reflected across all segments except North America. The increase in input costs was driven by higher raw material costs, in part due to higher currency exchange transaction costs on imported materials, partially offset by lower manufacturing costs. Unfavorable volume/mix was reflected across all segments.

Total selling, general and administrative expenses decreased $77 million from the second quarter of 2014, due to a number of factors noted in the table above, including in part, a favorable currency impact, the absence of 2012-2014 Restructuring Program costs and the absence of Spin-Off Costs. Items that increased selling, general and administrative expenses included costs associated with the coffee business transactions and costs incurred for the 2014-2018 Restructuring Program.

Excluding the factors noted above, selling, general and administrative expenses increased $127 million from the second quarter of 2014. The increase was driven primarily by higher advertising and consumer promotions support, particularly behind our Power Brands.

The change in unrealized gains / (losses) decreased operating income by $140 million in the second quarter of 2015. In the second quarter of 2015, the net unrealized gains on primarily commodity hedging activity were $86 million, as compared to net unrealized losses of $54 million in the second quarter of 2014 related to currency and commodity hedging activity.

Unfavorable currency impacts decreased operating income by $154 million, due primarily to the strength of the U.S. dollar relative to several currencies, including the euro, Brazilian real, British pound sterling, Russian ruble and Venezuelan bolivar.

Operating income margin decreased from 11.3% in the second quarter of 2014 to 11.0% in the second quarter of 2015. The decrease in operating income margin was driven primarily by costs incurred for the 2014-2018 Restructuring Program and costs associated with the coffee business transactions. Items that increased our operating income margin were an increase in our Adjusted Operating Income margin, the absence of 2012-2014 Restructuring Program costs, the absence of Spin-Off Costs and a pre-tax gain on the AGF divestiture. Adjusted Operating Income margin increased from 12.5% in the second quarter of 2014 to 15.2% in the second quarter of 2015. The increase in Adjusted Operating Income margin was driven primarily by an improved gross margin driven by productivity efforts, the year-over-year favorable impact of unrealized gains / (losses) on currency and commodity hedging activities and overhead leverage, partially offset by higher advertising and consumer promotions support.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $406 million decreased by $216 million (34.7%) in the second quarter of 2015. Diluted EPS attributable to Mondelēz International was $0.25 in the second quarter of 2015, down $0.11 (30.6%) from the second quarter of 2014. Adjusted EPS (1) was $0.47 in the second quarter of 2015, up $0.07 (17.5%) from the second quarter of 2014. Adjusted EPS on a constant currency basis (1) was $0.55 in the second quarter of 2015, up $0.15 (37.5%) from the second quarter of 2014.

Diluted EPS

Diluted EPS Attributable to Mondelēz International for the Three Months Ended June 30, 2014	$0.36
Spin-Off Costs (2)	0.01
2012-2014 Restructuring Program costs (3)	0.03
2014-2018 Restructuring Program costs (3)	–
Integration Program and other acquisition integration costs (4)	–
Tax benefit related to remeasurement of net monetary assets in Venezuela (5)	(0.01)
Costs associated with the coffee business transactions (6)	0.01
Net earnings from divestiture (7)	–

Adjusted EPS (1) for the Three Months Ended June 30, 2014	$0.40
Increase in operations	0.06
Change in unrealized gains / (losses) on hedging activities	0.06
Lower interest and other expense, net (8)	0.02
Changes in shares outstanding (9)	0.02
Changes in income taxes (10)	(0.01)

Adjusted EPS (constant currency) (1) for the Three Months Ended June 30, 2015	$0.55
Unfavorable currency—translation	(0.08)

Adjusted EPS (1) for the Three Months Ended June 30, 2015	$0.47
2012-2014 Restructuring Program costs (3)	–
2014-2018 Restructuring Program costs (3)	(0.08)
Integration Program and other acquisition integration costs (4)	–
Income / (costs) associated with the coffee business transactions (6)	(0.13)
Net earnings from divestiture (7)	–
Loss on divestiture (7)	(0.01)
Acquisition-related costs (11)	–

Diluted EPS Attributable to Mondelēz International for the Three Months Ended June 30, 2015	$0.25

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.
(2)	Refer to Note 2 to the consolidated financial statements in our Form 10-K for the year ended December 31, 2014 for more information on Spin-Off Costs incurred following the Kraft Foods Group, Inc. divestiture.
(3)	Refer to Note 6, Restructuring Programs, for more information on our 2014-2018 Restructuring Program and our 2012-2014 Restructuring Program.
(4)	Refer to Note 7, Integration Program and Cost Savings Initiatives, to the consolidated financial statements in our Form 10-K for the year ended December 31, 2014 for more information on our integration costs in 2014. See Note 2, Divestitures and Acquisitions, for more information on the 2015 acquisition of a biscuit operation in Vietnam.
(5)	Refer to Note 1, Basis of Presentation, for more information on the remeasurements of net monetary assets in Venezuela. The $(0.01) in 2014 above represents a tax benefit related to the remeasurement of net monetary assets in Venezuela in the prior year.
(6)	Refer to Note 2, Divestitures and Acquisitions, for more information on the coffee business transactions. Net losses of $144 million in 2015 and net gains of $7 million in 2014 on the currency hedges related to the coffee business transactions were recorded in interest and other expense, net and are included in the income / (costs) associated with the coffee business transactions of $0.13 in 2015 and $0.01 in 2014 above.
(7)	Includes the divestiture of AGF and does not include the global coffee business divestiture. The divestiture of AGF generated a pre-tax gain of $13 million and after-tax loss of $9 million. Refer to Note 2, Divestitures and Acquisitions, and Non-GAAP Financial Measures appearing later in this section for more information.
(8)	Excludes the favorable currency impact on interest expense related to our non-U.S. dollar-denominated debt.
(9)	Refer to Note 10, Stock Plans, for more information on our equity compensation programs and share repurchase program and Note 14, Earnings Per Share, for earnings per share weighted-average share information.
(10)	Refer to Note 13, Income Taxes, for more information on the change in our income taxes and effective tax rate.
(11)	Refer to Note 2, Divestitures and Acquisitions, for more information on the 2015 acquisition of a biscuit operation in Vietnam.

Six Months Ended June 30:

	For the Six Months Ended
	June 30,
	2015	2014	$ change	% change
	(in millions, except per share data)

Net revenues	$15,423	$17,077	$(1,654)	(9.7)%

Operating income	1,652	1,800	(148)	(8.2)%

Net earnings attributable to Mondelēz International	730	785	(55)	(7.0)%

Diluted earnings per share attributable to Mondelēz International	0.44	0.46	(0.02)	(4.3)%

Net Revenues – Net revenues decreased $1,654 million (9.7%) to $15,423 million in the first six months of 2015, and Organic Net Revenue (1) increased $691 million (4.0%) to $17,768 million. Organic Net Revenue growth was driven entirely by our Power Brands, which grew 6.3%. In addition, emerging markets grew 10.2% and accounted for nearly the entire increase in our Organic Net Revenue. The underlying changes in net revenues and Organic Net Revenue are detailed below:

	2015
Change in net revenues (by percentage point)
Higher net pricing	6.5	pp
Unfavorable volume/mix	(2.5	)pp

Total change in Organic Net Revenue (1)	4.0%
Unfavorable currency	(14.1	)pp
Impact of accounting calendar change	0.3	pp
Impact of acquisition	0.1	pp

Total change in net revenues	(9.7)%

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.

Organic Net Revenue growth was driven by higher net pricing, partially offset by unfavorable volume/mix. Net pricing was up, which includes the carryover benefit of pricing actions taken in 2014 as well as the effects of input cost-driven pricing actions taken during the first six months of 2015. Higher net pricing was reflected across all segments except North America. Unfavorable volume/mix was largely due to price elasticity as well as strategic decisions to exit certain low-margin product lines. Unfavorable volume/mix was reflected in all segments except North America. Unfavorable currency impacts decreased net revenues by $2,399 million, due primarily to the strength of the U.S. dollar relative to several currencies, including the euro, Brazilian real, Russian ruble, Venezuelan bolivar, British pound sterling and Ukrainian hryvnya. The North America segment accounting calendar change resulted in a year-over-year increase in net revenues of $39 million. The February 16, 2015 acquisition of the Enjoy Life Foods snacking business in North America added $15 million in incremental net revenues for the first six months of 2015.

Operating Income – Operating income decreased $148 million (8.2%) to $1,652 million in the first six months of 2015, Adjusted Operating Income (1) increased $127 million (6.0%) to $2,237 million and Adjusted Operating Income on a constant currency basis (1) increased $464 million (22.0%) to $2,574 million due to the following:

	Operating Income	Change
	(in millions)	(percentage point)

Operating Income for the Six Months Ended June 30, 2014	$1,800
Spin-Off Costs (2)	19	1.1pp
2012-2014 Restructuring Program costs (3)	139	7.5pp
2014-2018 Restructuring Program costs (3)	10	0.7pp
Integration Program and other acquisition integration costs (4)	(2)	–
Remeasurement of net monetary assets in Venezuela (5)	142	9.0pp
Costs associated with the coffee business transactions (6)	5	0.3pp
Operating income from divestiture (7)	(3)	(0.2)pp

Adjusted Operating Income (1) for the Six Months Ended June 30, 2014	$2,110
Higher net pricing	1,111	52.6pp
Higher input costs	(554)	(26.3)pp
Unfavorable volume/mix	(136)	(6.4)pp
Higher selling, general and administrative expenses	(98)	(4.6)pp
Change in unrealized gains/losses on hedging activities	126	6.0pp
Gain on sale of property in 2014	(7)	(0.3)pp
Impact of accounting calendar change (5)	19	0.9pp
Other, net	3	0.1pp

Total change in Adjusted Operating Income (constant currency) (1)	464	22.0%
Unfavorable currency—translation	(337)	(16.0)pp

Total change in Adjusted Operating Income (1)	127	6.0%

Adjusted Operating Income (1) for the Six Months Ended June 30, 2015	$2,237
2012-2014 Restructuring Program costs (3)	3	0.1pp
2014-2018 Restructuring Program costs (3)	(406)	(22.5)pp
Integration Program and other acquisition integration costs (4)	(1)	(0.1)pp
Remeasurement of net monetary assets in Venezuela (5)	(11)	(0.6)pp
Costs associated with the coffee business transactions (6)	(185)	(10.3)pp
Operating income from divestiture (7)	5	0.3pp
Gain on divestiture (7)	13	0.6pp
Acquisition-related costs (8)	(2)	(0.1)pp
Rounding	(1)	–

Operating Income for the Six Months Ended June 30, 2015	$1,652	(8.2)%

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.
(2)	Refer to Note 2 to the consolidated financial statements in our Form 10-K for the year ended December 31, 2014 for more information on Spin-Off Costs incurred following the Kraft Foods Group, Inc. divestiture.
(3)	Refer to Note 6, Restructuring Programs, for more information on our 2014-2018 Restructuring Program and our 2012-2014 Restructuring Program.
(4)	Refer to Note 7, Integration Program and Cost Savings Initiatives, to the consolidated financial statements in our Form 10-K for the year ended December 31, 2014 for more information on our integration costs in 2014. See Note 2, Divestitures and Acquisitions, for more information on the 2015 acquisition of a biscuit operation in Vietnam.
(5)	Refer to Note 1, Basis of Presentation, for more information on the remeasurements of net monetary assets in Venezuela in the current and prior-year periods and the accounting calendar change in the current year.
(6)	Refer to Note 2, Divestitures and Acquisitions, for more information on the coffee business transactions.
(7)	Includes the divestiture of AGF and does not include the global coffee business divestiture. The divestiture of AGF generated a pre-tax gain of $13 million and after-tax loss of $9 million. Refer to Note 2, Divestitures and Acquisitions, and Non-GAAP Financial Measures appearing later in this section for more information.
(8)	Refer to Note 2, Divestitures and Acquisitions, for more information on the 2015 acquisitions of a biscuit operation in Vietnam and Enjoy Life Foods.

During the first six months of 2015, higher net pricing outpaced increased input costs. Higher net pricing, including the carryover impact of pricing actions taken in 2014, was reflected across all segments except North America. The increase in input costs was driven by higher raw material costs, in part due to higher currency exchange transaction costs on imported materials, partially offset by lower manufacturing costs. Unfavorable volume/mix was reflected across all categories.

Total selling, general and administrative expenses decreased $418 million from the first six months of 2014, due to a number of factors noted in the table above, including in part, a favorable currency impact, lower devaluation charges related to our net monetary assets in Venezuela and the absence of 2012-2014 Restructuring Program costs. Items that increased selling, general and administrative expenses included costs incurred for the 2014-2018 Restructuring Program, costs associated with the coffee business transactions and a gain on a sale of property in 2014.

Excluding the factors noted above, selling, general and administrative expenses increased $98 million from the first six months of 2014. The increase was driven primarily by higher advertising and consumer promotions support, particularly behind our Power Brands, partially offset by lower overhead costs due to continued cost reduction efforts.

The change in unrealized gains / (losses) increased operating income by $126 million in the first six months of 2015. In the first six months of 2015, the net unrealized gains on primarily commodity hedging activity were $79 million, as compared to net unrealized losses of $47 million in the first six months of 2014 related to currency and commodity hedging activity.

Unfavorable currency impacts decreased operating income by $337 million, due primarily to the strength of the U.S. dollar relative to several currencies, including the euro, Venezuelan bolivar, Brazilian real, British pound sterling and Russian ruble.

Operating income margin increased from 10.5% in the first six months of 2014 to 10.7% in the first six months of 2015. The increase in operating income margin was driven primarily by an increase in our Adjusted Operating Income margin, the absence of 2012-2014 Restructuring Program costs and lower devaluation charges related to our net monetary assets in Venezuela. Items that decreased our operating income margin were costs incurred for the 2014-2018 Restructuring Program and costs associated with the coffee business transactions. Adjusted Operating Income margin increased from 12.4% in the first six months of 2014 to 14.5% in the first six months of 2015. The increase in Adjusted Operating Income margin was driven primarily by improved gross margin driven by productivity efforts and the year-over-year favorable impact of unrealized gains / (losses) on currency and commodity hedging activities and lower overhead costs from continued cost reduction programs.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $730 million decreased by $55 million (7.0%) in the first six months of 2015. Diluted EPS attributable to Mondelēz International was $0.44 in the first six months of 2015, down $0.02 (4.3%) from the first six months of 2014. Adjusted EPS (1) was $0.88 in the first six months of 2015, up $0.09 (11.4%) from the first six months of 2014. Adjusted EPS on a constant currency basis (1) was $1.03 in the first six months of 2015, up $0.24 (30.4%) from the first six months of 2014.

Diluted EPS

Diluted EPS Attributable to Mondelēz International for the Six Months Ended June 30, 2014	$0.46
Spin-Off Costs (2)	0.01
2012-2014 Restructuring Program costs (3)	0.06
2014-2018 Restructuring Program costs (3)	–
Integration Program and other acquisition integration costs (4)	–
Remeasurement of net monetary assets in Venezuela (5)	0.08
Net earnings from divestiture (6)	–
Loss on debt extinguishment and related expenses (7)	0.18

Adjusted EPS (1) for the Six Months Ended June 30, 2014	$0.79
Increase in operations	0.14
Change in unrealized gains / (losses) on hedging activities	0.05
Impact of accounting calendar change (5)	0.01
Gain on sale of property in 2014	–
Lower interest and other expense, net (8)	0.03
Changes in shares outstanding (9)	0.04
Changes in income taxes (10)	(0.03)

Adjusted EPS (constant currency) (1) for the Six Months Ended June 30, 2015	$1.03
Unfavorable currency—translation	(0.15)

Adjusted EPS (1) for the Six Months Ended June 30, 2015	$0.88
2012-2014 Restructuring Program costs (3)	–
2014-2018 Restructuring Program costs (3)	(0.19)
Integration Program and other acquisition integration costs (4)	–
Remeasurement of net monetary assets in Venezuela (5)	(0.01)
Income / (costs) associated with the coffee business transactions (11)	0.07
Loss related to interest rate swaps (12)	(0.01)
Net earnings from divestiture (6)	(0.02)
Loss on divestiture (6)	(0.01)
Acquisition-related costs (13)	–
Loss on debt extinguishment and related expenses (7)	(0.27)

Diluted EPS Attributable to Mondelēz International for the Six Months Ended June 30, 2015	$0.44

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.
(2)	Refer to Note 2 to the consolidated financial statements in our Form 10-K for the year ended December 31, 2014 for more information on Spin-Off Costs incurred following the Kraft Foods Group, Inc. divestiture.
(3)	Refer to Note 6, Restructuring Programs, for more information on our 2014-2018 Restructuring Program and our 2012-2014 Restructuring Program.
(4)	Refer to Note 7, Integration Program and Cost Savings Initiatives, to the consolidated financial statements in our Form 10-K for the year ended December 31, 2014 for more information on our integration costs in 2014. See Note 2, Divestitures and Acquisitions, for more information on the 2015 acquisition of a biscuit operation in Vietnam.
(5)	Refer to Note 1, Basis of Presentation, for more information on the remeasurements of net monetary assets in Venezuela in the current and prior-year periods and the accounting calendar change in the current year.
(6)	Includes the divestiture of AGF and does not include the global coffee business divestiture. The divestiture of AGF generated a pre-tax gain of $13 million and after-tax loss of $9 million. Refer to Note 2, Divestitures and Acquisitions, and Non-GAAP Financial Measures appearing later in this section for more information.
(7)	Refer to Note 7, Debt, for more information on our loss on debt extinguishment and related expenses in connection with our debt tender offer in March 2015. Refer to Note 8 to the consolidated financial statements in our Form 10-K for the year ended December 31, 2014 for more information on our loss on debt extinguishment and related expenses in connection with our debt tender offer in February 2014.

(8)	Excludes the favorable currency impact on interest expense related to our non-U.S. dollar-denominated debt.
(9)	Refer to Note 10, Stock Plans, for more information on our equity compensation programs and share repurchase program and Note 14, Earnings Per Share, for earnings per share weighted-average share information.
(10)	Refer to Note 13, Income Taxes, for more information on the change in our income taxes and effective tax rate.
(11)	Refer to Note 2, Divestitures and Acquisitions, for more information on the coffee business transactions. Net gains of $407 million in 2015 on the currency hedges related to the coffee business transactions were recorded in interest and other expense, net and are included in the income / (costs) associated with the coffee business transactions of $0.07 in 2015 above.
(12)	Refer to Note 8, Financial Instruments, for more information on our interest rate swaps, which we no longer designate as cash flow hedges during the three months ended March 31, 2015 due to a change in financing and hedging plans.
(13)	Refer to Note 2, Divestitures and Acquisitions, for more information on the 2015 acquisitions of a biscuit operation in Vietnam and Enjoy Life Foods.

Results of Operations by Reportable Segment

Our operations and management structure are organized into five reportable operating segments:

•	Latin America
•	Asia Pacific
•	EEMEA
•	Europe
•	North America

We manage our operations by region to leverage regional operating scale, manage different and changing business environments more effectively and pursue growth opportunities as they arise in our key markets. In 2015, we began to report stock-based compensation for our corporate employees, which was previously reported within our North America region, within general corporate expenses. We reclassified corporate stock-based compensation expense out of the North America segment of $4 million in the three months and $15 million in the six months ended June 30, 2015.

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

Our segment net revenues and earnings were:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in millions)

Net revenues:
Latin America	$1,240	$1,242	$2,497	$2,598
Asia Pacific	1,024	1,084	2,177	2,307
EEMEA	869	1,008	1,564	1,846
Europe	2,815	3,379	5,790	6,936
North America	1,713	1,723	3,395	3,390

Net revenues	$7,661	$8,436	$15,423	$17,077

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in millions)

Earnings before income taxes:
Operating income:
Latin America	$134	$140	$288	$184
Asia Pacific	104	111	250	299
EEMEA	100	146	132	210
Europe	261	463	587	926
North America	261	269	542	472
Unrealized gains / (losses) on hedging activities	86	(54)	79	(47)
General corporate expenses	(71)	(63)	(145)	(135)
Amortization of intangibles	(46)	(55)	(92)	(109)
Gain on divestiture	13	–	13	–
Acquisition-related costs	(1)	–	(2)	–

Operating income	841	957	1,652	1,800
Interest and other expense, net	(314)	(224)	(700)	(944)

Earnings before income taxes	$527	$733	$952	$856

Latin America

	For the Three Months Ended June 30,
	2015	2014	$ change	% change
		(in millions)

Net revenues	$1,240	$1,242	$(2)	(0.2)%
Segment operating income	134	140	(6)	(4.3)%

	For the Six Months Ended June 30,
	2015	2014	$ change	% change
		(in millions)

Net revenues	$2,497	$2,598	$(101)	(3.9)%
Segment operating income	288	184	104	56.5%

Three Months Ended June 30:

Net revenues decreased $2 million (0.2%), due to unfavorable currency (19.9 pp) and unfavorable volume/mix (5.9 pp), mostly offset by higher net pricing (25.6 pp). Unfavorable currency impacts were due primarily to the strength of the U.S. dollar relative to most currencies in the region, including the Brazilian real, Venezuelan bolivar, Mexican peso and Argentinean peso. Unfavorable volume/mix was largely due to the impact of pricing-related elasticity as well as strategic decisions to exit certain low-margin product lines and the shift of Easter-related shipments into the first quarter. By category, the unfavorable volume/mix was driven primarily by declines in chocolate, cheese & grocery, refreshment beverages and biscuits, partially offset by gains in gum & candy. Higher net pricing was reflected across all categories. The unfavorable volume/mix was driven primarily by Brazil, while higher net pricing was driven primarily by the higher inflationary countries of Venezuela and Argentina, as well as Brazil.

Segment operating income decreased $6 million (4.3%), primarily due to higher raw material costs, costs incurred for the 2014-2018 Restructuring Program, unfavorable currency, unfavorable volume/mix, higher other selling, general and administrative expenses and higher advertising and consumer promotion costs. These unfavorable items were partially offset by higher net pricing and lower manufacturing costs.

Six Months Ended June 30:

Net revenues decreased $101 million (3.9%), due to unfavorable currency (23.2 pp) and unfavorable volume/mix (5.0 pp), partially offset by higher net pricing (24.3 pp). Unfavorable currency impacts were due primarily to the strength of the U.S. dollar relative to most currencies in the region, including the Brazilian real, Venezuelan bolivar, Mexican peso and Argentinean peso. Unfavorable volume/mix was largely due to the impact of pricing-related elasticity as well as strategic decisions to exit certain low-margin product lines. By category, the unfavorable volume/mix was driven primarily by declines in cheese & grocery, refreshment beverages, chocolate and biscuits, partially offset by gains in gum & candy. Higher net pricing was reflected across all categories. Both the unfavorable volume/mix and higher net pricing were driven primarily by the higher inflationary countries of Venezuela and Argentina, as well as Brazil.

Segment operating income increased $104 million (56.5%), primarily due to higher net pricing, lower remeasurement losses related to our net monetary assets in Venezuela and lower manufacturing costs. These favorable items were partially offset by higher raw material costs, unfavorable currency, costs incurred for the 2014-2018 Restructuring Program, unfavorable volume/mix, higher advertising and consumer promotion costs and higher other selling, general and administrative expenses.

Asia Pacific

	For the Three Months Ended June 30,
	2015	2014	$ change	% change
		(in millions)

Net revenues	$1,024	$1,084	$(60)	(5.5)%
Segment operating income	104	111	(7)	(6.3)%

	For the Six Months Ended June 30,
	2015	2014	$ change	% change
		(in millions)

Net revenues	$2,177	$2,307	$(130)	(5.6)%
Segment operating income	250	299	(49)	(16.4)%

Three Months Ended June 30:

Net revenues decreased $60 million (5.5%), due to unfavorable currency (8.5 pp) and unfavorable volume/mix (1.6 pp), partially offset by higher net pricing (4.6 pp). Unfavorable currency impacts were due primarily to the strength of the U.S. dollar relative to most currencies in the region, including the Australian dollar, Japanese yen and Indian rupee. Unfavorable volume/mix was largely due to the impact of pricing-related elasticity as well as strategic decisions to exit certain low-margin product lines. By category, unfavorable volume/mix was driven by declines in chocolate, cheese & grocery, candy, refreshment beverages and biscuits. Higher net pricing was reflected across all categories except refreshment beverages.

Segment operating income decreased $7 million (6.3%), primarily due to costs incurred for the 2014-2018 Restructuring Program, unfavorable currency, higher other selling, general and administrative expenses, higher advertising and consumer promotion costs and higher raw material costs. These unfavorable items were partially offset by higher net pricing and lower manufacturing costs.

Six Months Ended June 30:

Net revenues decreased $130 million (5.6%), due to unfavorable currency (7.2 pp) and unfavorable volume/mix (2.2 pp), partially offset by higher net pricing (3.8 pp). Unfavorable currency impacts were due primarily to the strength of the U.S. dollar relative to most currencies in the region, including the Australian dollar, Japanese yen and Indian rupee. Unfavorable volume/mix was largely due to the impact of pricing-related elasticity as well as strategic decisions to exit certain low-margin product lines. By category, unfavorable volume/mix was driven by declines in chocolate, cheese & grocery, refreshment beverages, biscuits and candy. Higher net pricing was reflected across all categories except refreshment beverages.

Segment operating income decreased $49 million (16.4%), primarily due to costs incurred for the 2014-2018 Restructuring Program, higher raw material costs, higher other selling, general and administrative expenses (including a phase-out of a local tax incentive program), unfavorable currency, unfavorable volume/mix and higher advertising and consumer promotion costs. These unfavorable items were partially offset by higher net pricing and lower manufacturing costs.

EEMEA

	For the Three Months Ended June 30,
	2015	2014	$ change	% change
		(in millions)

Net revenues	$869	$1,008	$(139)	(13.8)%
Segment operating income	100	146	(46)	(31.5)%

	For the Six Months Ended June 30,
	2015	2014	$ change	% change
		(in millions)

Net revenues	$1,564	$1,846	$(282)	(15.3)%
Segment operating income	132	210	(78)	(37.1)%

Three Months Ended June 30:

Net revenues decreased $139 million (13.8%), due to unfavorable currency (20.9 pp) and unfavorable volume/mix (4.5 pp), partially offset by higher net pricing (11.6 pp). Unfavorable currency impacts were due to the strength of the U.S. dollar relative to most currencies in the region, primarily the Russian ruble and Ukrainian hryvnya. Unfavorable volume/mix was driven primarily by declines in chocolate, gum, coffee and refreshment beverages, partially offset by gains in candy. Higher net pricing was reflected across all categories.

Segment operating income decreased $46 million (31.5%), primarily due to higher raw material costs, unfavorable currency, higher other selling, general and administrative expenses, costs incurred for the 2014-2018 Restructuring Program, costs associated with the coffee business transactions, unfavorable volume/mix and higher advertising and consumer promotion costs. These unfavorable items were partially offset by higher net pricing, lower manufacturing costs and the absence of 2012-2014 Restructuring Program costs.

Six Months Ended June 30:

Net revenues decreased $282 million (15.3%), due to unfavorable currency (24.2 pp) and unfavorable volume/mix (1.9 pp), partially offset by higher net pricing (10.8 pp). Unfavorable currency impacts were due to the strength of the U.S. dollar relative to most currencies in the region, primarily the Russian ruble and Ukrainian hryvnya. Unfavorable volume/mix was driven primarily by declines in chocolate and gum, partially offset by gains in biscuits, candy and cheese & grocery. Higher net pricing was reflected across most categories, except cheese & grocery and refreshment beverages.

Segment operating income decreased $78 million (37.1%), primarily due to higher raw material costs, unfavorable currency, higher other selling, general and administrative expenses, higher advertising and consumer promotion costs, costs incurred for the 2014-2018 Restructuring Program and costs associated with the coffee business transactions. These unfavorable items were partially offset by higher net pricing, lower manufacturing costs and the absence of 2012-2014 Restructuring Program costs.

Europe

	For the Three Months Ended June 30,
	2015	2014	$ change	% change
		(in millions)

Net revenues	$2,815	$3,379	$(564)	(16.7)%
Segment operating income	261	463	(202)	(43.6)%

	For the Six Months Ended June 30,
	2015	2014	$ change	% change
		(in millions)

Net revenues	$5,790	$6,936	$(1,146)	(16.5)%
Segment operating income	587	926	(339)	(36.6)%

Three Months Ended June 30:

Net revenues decreased $564 million (16.7%), due to unfavorable currency (16.9 pp) and unfavorable volume/mix (2.0 pp), partially offset by higher net pricing (2.2 pp). Unfavorable currency impacts primarily reflected the strength of the U.S. dollar against most currencies in the region, including the euro and British pound sterling. Unfavorable volume/mix was largely due to the impact of pricing-related elasticity as well as strategic decisions to exit certain low-margin product lines and the shift of Easter-related shipments into the first quarter. By category, unfavorable volume/mix was primarily driven by declines in chocolate and cheese & grocery, partially offset by gains in biscuits and coffee. Higher net pricing was driven by coffee and chocolate, partially offset by lower net pricing in biscuits.

Segment operating income decreased $202 million (43.6%), primarily due to costs associated with the coffee business transactions, unfavorable currency, higher raw material costs, costs incurred for the 2014-2018 Restructuring Program, higher advertising and consumer promotion costs and unfavorable volume/mix. These unfavorable items were partially offset by higher net pricing, lower manufacturing costs, the absence of 2012-2014 Restructuring Program costs and lower other selling, general and administrative expenses.

Six Months Ended June 30:

Net revenues decreased $1,146 million (16.5%), due to unfavorable currency (16.3 pp) and unfavorable volume/mix (3.0 pp), partially offset by higher net pricing (2.8 pp). Unfavorable currency impacts primarily reflected the strength of the U.S. dollar against most currencies in the region, including the euro and British pound sterling. Unfavorable volume/mix was largely due to the impact of pricing-related elasticity as well as strategic decisions to exit certain low-margin product lines. By category, unfavorable volume/mix was driven by declines in chocolate, cheese & grocery, coffee and gum, partially offset by gains in biscuits and candy. Higher net pricing was driven by coffee and chocolate, partially offset by lower net pricing in biscuits and gum & candy.

Segment operating income decreased $339 million (36.6%), primarily due to unfavorable currency, higher raw material costs, costs incurred for the 2014-2018 Restructuring Program, costs associated with the coffee business transactions, and unfavorable volume/mix. These unfavorable items were partially offset by higher net pricing, lower manufacturing costs, the absence of 2012-2014 Restructuring Program costs and lower other selling, general and administrative expenses (net of the unfavorable year-over-year impact from the 2014 gain on a sale of property in the United Kingdom).

North America

	For the Three Months Ended June 30,
	2015	2014	$ change	% change
		(in millions)

Net revenues	$1,713	$1,723	$(10)	(0.6)%
Segment operating income	261	269	(8)	(3.0)%

	For the Six Months Ended June 30,
	2015	2014	$ change	% change
		(in millions)

Net revenues	$3,395	$3,390	$5	0.1%
Segment operating income	542	472	70	14.8%

Three Months Ended June 30:

Net revenues decreased $10 million (0.6%), due to unfavorable currency (1.5 pp) and lower net pricing (0.2 pp), partially offset by the impact of an acquisition (0.6 pp) and favorable volume/mix (0.5 pp). Unfavorable currency impact was due to the strength of the U.S. dollar relative to the Canadian dollar. Lower net pricing was reflected in candy and biscuits, partially offset by higher net pricing in gum. The acquisition of the Enjoy Life Foods snacking business in February 2015 added net revenues of $10 million. By category, the favorable volume/mix was driven by gains in candy and biscuits, partially offset by declines in gum and chocolate.

Segment operating income decreased $8 million (3.0%), primarily due to costs incurred for the 2014-2018 Restructuring Program, higher advertising and consumer promotion costs, unfavorable currency and higher raw material costs. These unfavorable items were partially offset by lower other selling, general and administrative expenses, the absence of 2012-2014 Restructuring Program costs and lower manufacturing costs.

Six Months Ended June 30:

Net revenues increased $5 million (0.1%), due to an accounting calendar change (1.1 pp), an acquisition (0.5 pp) and favorable volume/mix (0.1 pp), partially offset by unfavorable currency (1.5 pp) and lower net pricing (0.1 pp). The change in North America’s accounting calendar added net revenues of $39 million. The acquisition of the Enjoy Life Foods snacking business in February 2015 added net revenues of $15 million. By category, the favorable volume/mix was driven by gains in candy and biscuits, partially offset by declines in gum and chocolate. Unfavorable currency impact was due to the strength of the U.S. dollar relative to the Canadian dollar. Lower net pricing was reflected in candy and biscuits, partially offset by higher net pricing in gum and chocolate.

Segment operating income increased $70 million (14.8%), primarily due to lower other selling, general and administrative expenses, the absence of 2012-2014 Restructuring Program costs, lower manufacturing costs, and the impact of an accounting calendar change. These favorable items were partially offset by costs incurred for the 2014-2018 Restructuring Program, higher advertising and consumer promotion costs, unfavorable volume/mix and unfavorable currency.

Liquidity and Capital Resources

We believe that cash from operations, our $4.5 billion revolving credit facility and our authorized long-term financing will provide sufficient liquidity for our working capital needs, planned capital expenditures, future contractual obligations, share repurchases and payment of our anticipated quarterly dividends. We continue to utilize our commercial paper program, international credit lines and long-term debt issuances for regular funding requirements. We also use intercompany loans with our international subsidiaries to improve financial flexibility. Overall, we do not expect any negative effects to our funding sources that would have a material effect on our liquidity, including the indefinite reinvestment of our earnings outside of the United States. In Venezuela, we consider all undistributed earnings to be indefinitely reinvested and access to cash of $388 million in Venezuela to be limited due to the uncertain economic and political environment. We do not expect this limitation to have a material adverse effect on our liquidity. Refer to Note 1, Basis of Presentation — Currency Translation and Highly Inflationary Accounting, for additional information.

Net Cash Provided by Operating Activities:

Net cash provided by operating activities was $571 million in the first six months of 2015 and $368 million in the first six months of 2014. Cash flows from operating activities were favorably impacted primarily by significant tax payments in the prior year related to the $2.6 billion Starbucks arbitration award we received in late 2013, partially offset by higher expenditures related to our pension and postretirement obligations.

Net Cash Provided by / Used in Investing Activities:

Net cash provided by investing activities was $583 million in the first six months of 2015 and net cash used in investing activities was $698 million in the first six months of 2014. The increase in net cash provided by investing activities primarily relates to the cash receipt of $1.2 billion due to the settlements of currency exchange forward contracts related to our coffee business transactions and $219 million of proceeds, net of transaction costs, from the divestiture of AGF, partially offset by $81 million of payments to acquire the Enjoy Life Foods snacking business in 2015 and $66 million of higher capital expenditures in 2015.

Capital expenditures were $790 million in the six months ended June 30, 2015 and $724 million in the six months ended June 30, 2014. Capital expenditures were made primarily to modernize manufacturing facilities and support new product and productivity initiatives. We expect 2015 capital expenditures to be up to $1.8 billion, including capital expenditures required for investments in systems and the 2014-2018 Restructuring Program. We expect to continue to fund these expenditures from operations.

Net Cash Used in Financing Activities:

Net cash used in financing activities was $297 million in the first six months of 2015 and $173 million in the first six months of 2014. The increase in net cash used in financing activities was primarily due to higher repayments of debt in 2015 (including the tender offer, euro notes maturity and short-dated commercial paper net borrowings) as well as $1.4 billion of higher share repurchases, partially offset by higher proceeds received from short-term borrowings and long-term note issuances.

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

In February 2014, our Board of Directors approved a $5 billion long-term financing authority. As of June 30, 2015, we had $1.4 billion of long-term financing authority remaining. In July 2015, our Board of Directors approved a new $5 billion long-term financing authority to replace the remaining authority.

In the next 12 months, $1,750 million of long-term debt will mature in February 2016. We expect to fund these repayments with cash from operations and the issuance of commercial paper or additional debt.

Our total debt was $19.3 billion at June 30, 2015 and $16.7 billion at December 31, 2014. Our debt-to-capitalization ratio was 0.44 at June 30, 2015 and 0.38 at December 31, 2014. At June 30, 2015, the weighted-average term of our outstanding long-term debt was 8.5 years. Our average daily commercial borrowings were $3.1 billion for the six months ended June 30, 2015 and $2.1 billion for the six months ended June 30, 2014. We expect to continue to comply with our long-term debt covenants. Refer to Note 7, Debt, for more information on our debt and debt covenants.

Commodity Trends

We regularly monitor worldwide supply, commodity cost and currency trends so we can cost-effectively secure ingredients, packaging and fuel required for production. During the six months ended June 30, 2015, the primary drivers of the increase in our aggregate commodity costs were increased costs for coffee beans, cocoa, packaging, nuts, energy, grains and oils and higher currency-related costs on our commodity purchases, partially offset by lower costs for dairy and sugar.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

See Note 7, Debt, for information on debt transactions during the first six months of 2015, including the June 11, 2015 repayment of €400 million of matured euro notes, the March 30, 2015 issuance of fr.675 million of Swiss franc notes, the March 20, 2015 repayment of €850 million of matured euro notes, the March 20, 2015 completion of a cash tender offer and retirement of $2.5 billion of long-term U.S. dollar debt and the March 6, 2015 issuance of €2.0 billion of euro notes and £450 million of British pound sterling notes. There were no other material changes to our off-balance sheet arrangements and aggregate contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014. We also do not expect a material change in the effect these arrangements and obligations will have on our liquidity. See Note 11, Commitments and Contingencies, for a discussion of guarantees.

Equity and Dividends

Stock Plans and Share Repurchases:

See Note 10, Stock Plans, for more information on our stock plans, grant activity and share repurchase program for the six months ended June 30, 2015.

We intend to continue to use a portion of our cash for share repurchases. On July 29, 2015, our Finance Committee, with authorization delegated from our Board of Directors, approved an increase of $6.0 billion in the share repurchase plan, raising the authorization to $13.7 billion of Common Stock repurchases, and extended the program through December 31, 2018. We have repurchased $6.8 billion of shares ($2.2 billion in the first six months of 2015, $1.9 billion in 2014 and $2.7 billion in 2013) through June 30, 2015. The number of shares that we ultimately repurchase under our share repurchase program may vary depending on numerous factors, including share price and other market conditions, our ongoing capital allocation planning, levels of cash and debt balances, other demands for cash, such as acquisition activity, general economic or business conditions and board and management discretion. Additionally, our share repurchase activity during any particular period may fluctuate. We may accelerate, suspend, delay or discontinue our share repurchase program at any time, without notice.

Dividends:

We paid dividends of $495 million in the first six months of 2015 and $476 million in the first six months of 2014. On July 23, 2015, our Board of Directors approved a 13% increase in the quarterly dividend to $0.17 per common share or $0.68 per common share on an annual basis. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.

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

Contingencies

See Note 11, Commitments and Contingencies, and Part II, Item 1. Legal Proceedings for a discussion of contingencies.

Forward-Looking Statements

This report contains a number of forward-looking statements. Words, and variations of words, such as “will,” “may,” “expect,” “would,” “intend,” “plan,” “believe,” “estimate,” “anticipate,” “seek,” “achieve,” “potential” and similar expressions are intended to identify our forward-looking statements, including but not limited to statements about: our future performance, including our future revenue growth, margins and earnings per share; price volatility and pricing actions; the cost environment and measures to address increased costs; the costs of, timing of expenditures under and completion of our restructuring program; growth in our categories; commodity prices and supply; economic conditions; currency exchange rates, controls and restrictions; our operations in Venezuela; the effect of entering into the coffee business transactions and the consideration we receive and gain we recognize on the divestiture; completion of our biscuit operation acquisition; legal matters; changes in laws and regulations; the estimated value of goodwill and intangible assets; impairment of goodwill and intangible assets and our projections of operating results and other factors that may affect our impairment testing; our accounting estimates and judgments; remediation efforts related to income tax controls; pension contributions; taxes; our liquidity, funding sources and uses of funding; reinvestment of earnings; our risk management program, including the use of financial instruments for hedging activities; capital expenditures and funding; share repurchases; dividends; compliance with financial and long-term debt covenants; debt repayment and funding; and our contractual obligations.

These forward-looking statements involve risks and uncertainties, many of which are beyond our control. Important factors that could cause actual results to differ materially from those in our forward-looking statements include, but are not limited to, risks from operating globally and in emerging markets; changes in currency exchange rates, controls and restrictions; continued volatility of commodity and other input costs; weakness in economic conditions; weakness in consumer spending; pricing actions; unanticipated disruptions to our business; competition; acquisitions and divestitures, the restructuring program and our other transformation initiatives not yielding the anticipated benefits; changes in the assumptions on which the restructuring program is based; protection of our reputation and brand image; management of our workforce; consolidation of retail customers and competition with retailer and other economy brands; changes in our relationships with suppliers or customers; legal, regulatory, tax or benefit law changes, claims or actions; strategic transactions; our ability to innovate and differentiate our products; significant changes in valuation factors that may adversely affect our impairment testing of goodwill and intangible assets; perceived or actual product quality issues or product recalls; failure to maintain effective internal control over financial reporting; volatility of capital or other markets; pension costs; use of information technology; our ability to protect our intellectual property and intangible assets; a shift in our pre-tax income among jurisdictions, including the United States; and tax law changes. For additional information on these and other factors that could affect our forward-looking statements, see our risk factors, as they may be amended from time to time, set forth in our filings with the SEC, including our most recently filed Annual Report on Form 10-K. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this report except as required by applicable law or regulation.

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

•	“Organic Net Revenue” is defined as net revenues excluding the impacts of acquisitions, divestitures (1), Integration Program costs, accounting calendar changes and currency rate fluctuations. We also evaluate Organic Net Revenue growth from emerging markets and our Power Brands.
-	Our emerging markets include our Latin America and EEMEA regions in their entirety; the Asia Pacific region, excluding Australia, New Zealand and Japan; and the following countries from the Europe region: Poland, Czech Republic, Slovak Republic, Hungary, Bulgaria, Romania, the Baltics and the East Adriatic countries.
-	Our Power Brands include some of our largest global and regional brands such as Oreo, Chips Ahoy!, Ritz and belVita biscuits; Milka, Cadbury Dairy Milk and Lacta chocolate; Trident gum; Hall’s candy; Tang powdered beverages; and Jacobs, Tassimo and Carte Noire coffee.

•	“Adjusted Operating Income” is defined as operating income excluding the impacts of Spin-Off Costs, pension costs related to the obligations transferred in the Spin-Off, the 2012-2014 Restructuring Program, the 2014-2018 Restructuring Program, the Integration Program and other acquisition integration costs, the remeasurement of net monetary assets in Venezuela, the benefit from the Cadbury acquisition-related indemnification resolution, incremental costs associated with the coffee business transactions, impairment charges related to goodwill and intangible assets, gains or losses on divestitures or acquisitions, divestiture-related costs, acquisition-related costs and the operating results of divestitures (1). We also evaluate growth in our Adjusted Operating Income on a constant currency basis.

•	“Adjusted EPS” is defined as diluted EPS attributable to Mondelēz International from continuing operations excluding the impacts of Spin-Off Costs, pension costs related to the obligations transferred in the Spin-Off, the 2012-2014 Restructuring Program, the 2014-2018 Restructuring Program, the Integration Program and other acquisition integration costs, the remeasurement of net monetary assets in Venezuela, the net benefit from the Cadbury acquisition-related indemnification resolution, losses on debt extinguishment and related expenses, the residual tax benefit impact from the resolution of the Starbucks arbitration, hedging gains or losses and incremental costs associated with the coffee business transactions, impairment charges related to goodwill and intangible assets, gains or losses on interest rate swaps no longer designated as accounting cash flow hedges due to changed financing and hedging plans, gains or losses on divestitures or acquisitions, divestiture-related costs, acquisition-related costs and net earnings from divestitures (1), and including an interest expense adjustment related to the Spin-Off transaction. We also evaluate growth in our Adjusted EPS on a constant currency basis.

(1)	Divestitures include businesses under sale agreements for which the company has cleared significant sale-related conditions such that the pending sale is probable as of the end of the reporting period and exits of major product lines under a sale or licensing agreement. In connection with the global coffee business transactions that closed on July 2, 2015, because we are exchanging our coffee interests for similarly-sized coffee interests in JDE (which, following the July 2, 2015 closing, will be approximately 43.5% of our historical and DEMB’s combined global coffee businesses), we have not included our historical global coffee business results within reported divestitures in our non-GAAP financial measures and in the related Management’s Discussion and Analysis of Financial Condition and Results of Operations. We continue to have an ongoing interest in the coffee business. Beginning in the third quarter of 2015, we will include the after-tax earnings of JDE and of our historical coffee business results within continuing results of operations. For Adjusted EPS, we will include these earnings in equity method investment earnings and remove our historical coffee business results from Organic Net Revenues and Adjusted Operating Income to facilitate comparisons of past and future coffee operating results.

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

	For the Three Months Ended June 30, 2015			For the Three Months Ended June 30, 2014
	Emerging Markets	Developed Markets	Total	Emerging Markets	Developed Markets	Total
	(in millions)			(in millions)

Organic Net Revenue	$3,583	$5,216	$8,799	$3,266	$5,170	$8,436
Impact of currency	(544)	(604)	(1,148)	–	–	–
Impact of acquisition	–	10	10	–	–	–

Net revenues	$3,039	$4,622	$7,661	$3,266	$5,170	$8,436

	For the Three Months Ended June 30, 2015			For the Three Months Ended June 30, 2014
	Power Brands	Non-Power Brands	Total	Power Brands	Non-Power Brands	Total
	(in millions)			(in millions)

Organic Net Revenue	$6,003	$2,796	$8,799	$5,630	$2,806	$8,436
Impact of currency	(769)	(379)	(1,148)	–	–	–
Impact of acquisition	–	10	10	–	–	–

Net revenues	$5,234	$2,427	$7,661	$5,630	$2,806	$8,436

	For the Six Months Ended June 30, 2015			For the Six Months Ended June 30, 2014
	Emerging Markets	Developed Markets	Total	Emerging Markets	Developed Markets	Total
	(in millions)			(in millions)

Organic Net Revenue	$7,228	$10,540	$17,768	$6,557	$10,520	$17,077
Impact of currency	(1,216)	(1,183)	(2,399)	–	–	–
Impact of acquisition	–	15	15	–	–	–
Impact of accounting calendar change	–	39	39	–	–	–

Net revenues	$6,012	$9,411	$15,423	$6,557	$10,520	$17,077

	For the Six Months Ended June 30, 2015			For the Six Months Ended June 30, 2014
	Power Brands	Non-Power Brands	Total	Power Brands	Non-Power Brands	Total
	(in millions)			(in millions)

Organic Net Revenue	$12,248	$5,520	$17,768	$11,525	$5,552	$17,077
Impact of currency	(1,639)	(760)	(2,399)	–	–	–
Impact of acquisition	–	15	15	–	–	–
Impact of accounting calendar change	30	9	39	–	–	–

Net revenues	$10,639	$4,784	$15,423	$11,525	$5,552	$17,077

Adjusted Operating Income

Applying the definition of “Adjusted Operating Income”, the adjustments made to “operating income” (the most comparable U.S. GAAP financial measure) were to exclude Spin-Off Costs, 2012-2014 Restructuring Program costs, 2014-2018 Restructuring Program costs, the Integration Program and other acquisition integration costs, the remeasurement of net monetary assets in Venezuela, incremental costs associated with the coffee business transactions, operating income from a divestiture, a gain on a divestiture and acquisition-related costs. We also evaluate Adjusted Operating Income on a constant currency basis. We believe these measures provide improved comparability of operating results.

	For the Three Months Ended June 30,
	2015	2014	$ Change	% Change
	(in millions)

Adjusted Operating Income (constant currency)	$1,319	$1,057	$262	24.8%
Impact of unfavorable currency	(154)	–	(154)

Adjusted Operating Income	$1,165	$1,057	$108	10.2%
Spin-Off Costs	–	(16)	16
2012-2014 Restructuring Program costs	1	(73)	74
2014-2018 Restructuring Program costs	(182)	(10)	(172)
Integration Program and other acquisition integration costs	(1)	1	(2)
Costs associated with the coffee business transactions	(157)	(5)	(152)
Operating income from divestiture (1)	5	3	2
Gain on divestiture (1)	13	–	13
Acquisition-related costs	(1)	–	(1)
Rounding	(2)	–	(2)

Operating income	$841	$957	$(116)	(12.1)%

	For the Six Months Ended June 30,
	2015	2014	$ Change	% Change
	(in millions)

Adjusted Operating Income (constant currency)	$2,574	$2,110	$464	22.0%
Impact of unfavorable currency	(337)	–	(337)

Adjusted Operating Income	$2,237	$2,110	$127	6.0%
Spin-Off Costs	–	(19)	19
2012-2014 Restructuring Program costs	3	(139)	142
2014-2018 Restructuring Program costs	(406)	(10)	(396)
Integration Program and other acquisition integration costs	(1)	2	(3)
Remeasurement of net monetary assets in Venezuela	(11)	(142)	131
Costs associated with the coffee business transactions	(185)	(5)	(180)
Operating income from divestiture (1)	5	3	2
Gain on divestiture (1)	13	–	13
Acquisition-related costs	(2)	–	(2)
Rounding	(1)	–	(1)

Operating income	$1,652	$1,800	$(148)	(8.2)%

(1)	Includes the divestiture of AGF and does not include the global coffee business divestiture. The divestiture of AGF generated a pre-tax gain of $13 million and an after-tax loss of $9 million. Refer to Note 2, Divestitures and Acquisitions, and our non-GAAP definitions appearing earlier in this section for more information.

Adjusted EPS

Applying the definition of “Adjusted EPS”, the adjustments made to “diluted EPS attributable to Mondelēz International” (the most comparable U.S. GAAP financial measure) were to exclude Spin-Off Costs, 2012-2014 Restructuring Program costs, 2014-2018 Restructuring Program costs, the Integration Program and other acquisition integration costs, losses on debt extinguishment and related expenses, the remeasurement of net monetary assets in Venezuela, hedging gains and incremental costs associated with the coffee business transactions, losses on interest rate swaps no longer designated as accounting cash flow hedges due to changed financing and hedging plans, net earnings from a divestiture, an after-tax loss on a divestiture and acquisition-related costs. We also evaluate Adjusted EPS on a constant currency basis. We believe Adjusted EPS provides improved comparability of operating results.

	For the Three Months Ended June 30,
	2015	2014	$ Change	% Change

Adjusted EPS (constant currency)	$0.55	$0.40	$0.15	37.5%
Impact of unfavorable currency	(0.08)	–	(0.08)

Adjusted EPS	$0.47	$0.40	$0.07	17.5%
Spin-Off Costs	–	(0.01)	0.01
2012-2014 Restructuring Program costs	–	(0.03)	0.03
2014-2018 Restructuring Program costs	(0.08)	–	(0.08)
Integration Program and other acquisition integration costs	–	–	–
Tax benefit related to remeasurement of net monetary assets in Venezuela	–	0.01	(0.01)
Income / (costs) associated with the coffee business transactions	(0.13)	(0.01)	(0.12)
Net earnings from divestiture (1)	–	–	–
Loss on divestiture (1)	(0.01)	–	(0.01)
Acquisition-related costs	–	–	–

Diluted EPS attributable to Mondelēz International	$0.25	$0.36	$(0.11)	(30.6)%

	For the Six Months Ended June 30,
	2015	2014	$ Change	% Change

Adjusted EPS (constant currency)	$1.03	$0.79	$0.24	30.4%
Impact of unfavorable currency	(0.15)	–	(0.15)

Adjusted EPS	$0.88	$0.79	$0.09	11.4%
Spin-Off Costs	–	(0.01)	0.01
2012-2014 Restructuring Program costs	–	(0.06)	0.06
2014-2018 Restructuring Program costs	(0.19)	–	(0.19)
Integration Program and other acquisition integration costs	–	–	–
Loss on debt extinguishment and related expenses	(0.27)	(0.18)	(0.09)
Remeasurement of net monetary assets in Venezuela	(0.01)	(0.08)	0.07
Income / (costs) associated with the coffee business transactions	0.07	–	0.07
Loss related to interest rate swaps	(0.01)	–	(0.01)
Net earnings from divestiture (1)	–	–	–
Loss on divestiture (1)	(0.01)	–	(0.01)
Acquisition-related costs	(0.02)	–	(0.02)

Diluted EPS attributable to Mondelēz International	$0.44	$0.46	$(0.02)	(4.3)%

(1)	Includes the divestiture of AGF and does not include the global coffee business divestiture. The divestiture of AGF generated a pre-tax gain of $13 million and an after-tax loss of $9 million. Refer to Note 2, Divestitures and Acquisitions, and our non-GAAP definitions appearing earlier in this section for more information.

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

Many of our non-U.S. subsidiaries operate in functional currencies other than the U.S. dollar. Fluctuations in currency exchange rates create volatility in our reported results as we translate the balance sheets, operating results and cash flows of these subsidiaries into the U.S. dollar for consolidated reporting purposes. The translation of non-U.S. dollar denominated balance sheets and statements of earnings of our subsidiaries into the U.S. dollar for consolidated reporting generally results in a cumulative translation adjustment to other comprehensive income within equity. A stronger U.S. dollar relative to other functional currencies adversely affects our consolidated earnings and net assets while a weaker U.S. dollar benefits our consolidated earnings and net assets. While we hedge significant forecasted currency exchange transactions as well as certain net assets of non-U.S. operations and other currency impacts, we cannot fully predict or eliminate volatility arising from changes in currency exchange rates on our consolidated financial results. See Consolidated Results of Operations and Results of Operations by Reportable Segment under Discussion and Analysis of Historical Results for currency exchange effects on our financial results during the six months ended June 30, 2015. For additional information on the impact of currency policies, currency risks and the remeasurement of our Venezuelan net monetary assets on our financial condition and results of operations, also see Note 1, Basis of Presentation—Currency Translation and Highly Inflationary Accounting.

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

We regularly evaluate our variable and fixed-rate debt as well as current and expected interest rates in the markets in which we raise capital. Our primary exposures include movements in U.S. Treasury rates, corporate credit spreads, London Interbank Offered Rates, Euro Interbank Offered Rate and commercial paper rates. We periodically use interest rate swaps and forward interest rate contracts to achieve a desired proportion of variable versus fixed rate debt based on current and projected market conditions. In addition to using interest rate derivatives to manage future interest payments, during the first quarter of 2015, we also retired $2.5 billion of our long-term debt and issued $3.5 billion of lower borrowing cost debt. Our weighted-average interest rate on our total debt as of June 30, 2015 was 3.1%, down from 4.3% as of December 31, 2014.

There were no significant changes in the types of derivative instruments we use to hedge our exposures between December 31, 2014 and June 30, 2015. For additional information on our hedging strategies, policies and practices on an ongoing basis, also refer to our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2015. Based on this evaluation, the CEO and CFO concluded that, due to a continued material weakness in our internal control over financial reporting related to the accounting for income taxes, our disclosure controls and procedures were not effective as of June 30, 2015. As a result of this material weakness, prior to filing this Quarterly Report on Form 10-Q, we have enhanced our processes to include additional substantive procedures related to our disclosure controls, including validating the completeness and accuracy of the underlying data used for accounting for income taxes.

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

While we made significant improvement in the internal controls through June 30, 2015, including completing the hiring of new regional and corporate tax accounting personnel, we continue to evaluate the effectiveness of our new internal controls to confirm that a sustainable, controlled process is fully in place. As we utilized outside tax advisors and resources to execute many of the new processes and controls earlier in the remediation process, we have put in place processes to help ensure that sufficient knowledge transfer has occurred and that relevant personnel and processes have been in operation for a sustained period of time.

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

Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended June 30, 2015. As outlined above, during the quarter we added controls to remediate the material weakness related to our accounting for income taxes.

During the quarter, we also worked with outsourced partners to further simplify and standardize processes and focus on scalable, transactional processes. We transitioned some of our Europe and North America region and corporate accounting functions to an outsourced partner. We also transitioned our North America region sales order-to-cash transactional processing to another outsourced partner. Per our service agreements, the controls previously established around these accounting functions will be maintained by our outsourced partners. We added additional governance controls to review the outsourced work for proper performance of these functions and controls.

There were no other changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

Information regarding legal proceedings is available in Note 11, Commitments and Contingencies, to the condensed consolidated financial statements in this report.

Item 1A.  Risk Factors.

There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our stock repurchase activity for each of the three months in the quarter ended June 30, 2015 included:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)(3)
April 1-30, 2015	10,784	$36.58	–	$1,568,780,004
May 1-31, 2015	8,384,007	39.75	8,381,850	1,235,603,676
June 1-30, 2015	8,179,924	40.59	8,176,040	903,777,653

For the Quarter Ended June 30, 2015	16,574,715	40.16	16,557,890

(1)	The total number of shares purchased includes: (i) shares purchased pursuant to the repurchase program described in (2) below; and (ii) shares tendered to us by employees who used shares to exercise options and to pay the related taxes for grants of restricted and deferred stock that vested, totaling 10,784 shares, 2,157 shares and 3,884 shares for the fiscal months of April, May and June 2015, respectively.

(2)	Our Board of Directors authorized the repurchase of $13.7 billion of our Common Stock through December 31, 2018. Specifically, on March 12, 2013, our Board of Directors authorized the repurchase of up to the lesser of 40 million shares or $1.2 billion of our Common Stock through March 12, 2016. On August 6, 2013, our Audit Committee, with authorization delegated from our Board of Directors, increased the repurchase program capacity to $6.0 billion of Common Stock repurchases and extended the expiration date to December 31, 2016. On December 3, 2013, our Board of Directors approved an increase of $1.7 billion to the program related to a new accelerated share repurchase program, which concluded in May 2014. On July 29, 2015, our Finance Committee, with authorization delegated from our Board of Directors, approved a $6.0 billion increase that raised the repurchase program capacity to $13.7 billion and extended the program through December 31, 2018. See Note 10, Stock Plans, for additional information.

(3)	As of June 30, 2015, the approximate dollar value of shares that may yet be purchased under the share repurchase program was $0.9 billion. Subsequently on July 29, 2015, this authorization was increased by $6.0 billion.

Item 6.  Exhibits.

Exhibit Number	Description

10.1	$500,000,000 Revolving Credit Agreement, by and among the Registrant, the initial lenders named therein, JPMorgan Chase Bank, N.A. and HSBC Bank USA, National Association, as Administrative Agents, and JPMorgan Chase Bank, N.A., as Paying Agent, with J.P. Morgan Securities LLC and HSBC Securities (USA) Inc., as Lead Arrangers and Bookrunners, dated as of June 11, 2015.

10.2	Settlement Agreement, between the Registrant and Kraft Foods Group, Inc., dated June 22, 2015.

10.3	Amendment Agreement to Global Contribution Agreement by and among Mondelēz International Holdings LLC, Acorn Holdings B.V., Jacobs Douwe Egberts B.V. (formerly Charger Top HoldCo B.V.) and Jacobs Douwe Egberts International B.V. (formerly Charger OpCo B.V.), dated July 28, 2015. *

10.4	Amendment Agreement to Shareholders’ Agreement by and among Delta Charger HoldCo B.V., Mondelez Coffee HoldCo B.V. and Jacobs Douwe Egberts B.V. (formerly Charger Top HoldCo B.V.), dated July 28, 2015. *

12.1	Computation of Ratios of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following materials from Mondelēz International’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

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

July 31, 2015