Form 10-Q
period 2015-09-30
Mondelez International, Inc.
filed 2015-10-29
CIK 1103982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

At October 23, 2015, there were 1,589,167,484 shares of the registrant’s Class A Common Stock outstanding.

Mondelēz International, Inc.

In this report, for all periods presented, “we,” “us,” “our,” “the Company” and “Mondelēz International” refer to Mondelēz International, Inc. and subsidiaries. References to “Common Stock” refer to our Class A Common Stock.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of U.S. dollars, except per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Net revenues	$6,849	$8,337	$22,272	$25,414
Cost of sales	4,179	5,195	13,595	15,963

Gross profit	2,670	3,142	8,677	9,451
Selling, general and administrative expenses	1,790	2,053	5,675	6,356
Asset impairment and exit costs	155	188	546	285
Gains on coffee business transactions and divestiture	(7,122)	–	(7,135)	–
Amortization of intangibles	45	48	137	157

Operating income	7,802	853	9,454	2,653

Interest and other expense / (income)	114	(227)	814	717

Earnings before income taxes	7,688	1,080	8,640	1,936

Provision for income taxes	348	178	561	242
Equity method investment net losses	72	–	72	–

Net earnings	7,268	902	8,007	1,694

Noncontrolling interest	2	3	11	10

Net earnings attributable to Mondelēz International	$7,266	$899	$7,996	$1,684

Per share data:
Basic earnings per share attributable to Mondelēz International	$4.52	$0.53	$4.91	$0.99

Diluted earnings per share attributable to Mondelēz International	$4.46	$0.53	$4.86	$0.98

Dividends declared	$0.17	$0.15	$0.47	$0.43

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Earnings

(in millions of U.S. dollars)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net earnings	$7,268	$902	$8,007	$1,694
Other comprehensive earnings / (losses):
Currency translation adjustment:
Translation adjustment	(1,047)	(1,755)	(2,371)	(1,615)
Tax (expense) / benefit	(23)	(147)	(111)	(150)
Pension and other benefits:
Net actuarial gain / (loss) arising during period	127	16	99	16
Reclassification of (gains) / losses into net earnings:
Amortization of experience losses and prior service costs	46	31	165	100
Settlement losses	51	9	64	25
Tax (expense) / benefit	(68)	(26)	(99)	(47)
Derivatives accounted for as hedges:
Net derivative gains / (losses)	(113)	34	(103)	(78)
Reclassification of (gains) / losses into net earnings	75	(18)	27	(22)
Tax (expense) / benefit	29	14	16	57

Total other comprehensive earnings / (losses)	(923)	(1,842)	(2,313)	(1,714)

Comprehensive earnings / (losses)	6,345	(940)	5,694	(20)
less: Comprehensive earnings / (losses) attributable to noncontrolling interests	(4)	(15)	(11)	(9)

Comprehensive earnings / (losses) attributable to Mondelēz International	$6,349	$(925)	$5,705	$(11)

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions of U.S. dollars, except share data)

(Unaudited)

	September 30,	December 31,
	2015	2014

ASSETS
Cash and cash equivalents	$2,039	$1,631
Trade receivables (net of allowances of $61 at September 30, 2015 and $66 at December 31, 2014)	3,352	3,802
Other receivables (net of allowances of $91 at September 30, 2015 and $91 at December 31, 2014)	2,566	949
Inventories, net	3,029	3,480
Deferred income taxes	550	480
Other current assets	638	1,408

Total current assets	12,174	11,750

Property, plant and equipment, net	8,564	9,827
Goodwill	20,963	23,389
Intangible assets, net	19,115	20,335
Prepaid pension assets	42	53
Equity method investments	4,895	662
Other assets	637	799

TOTAL ASSETS	$66,390	$66,815

LIABILITIES
Short-term borrowings	$1,571	$1,305
Current portion of long-term debt	1,759	1,530
Accounts payable	4,875	5,299
Accrued marketing	1,563	2,047
Accrued employment costs	932	946
Other current liabilities	2,937	2,880

Total current liabilities	13,637	14,007

Long-term debt	13,029	13,865
Deferred income taxes	5,137	5,512
Accrued pension costs	2,132	2,912
Accrued postretirement health care costs	541	526
Other liabilities	1,962	2,140

TOTAL LIABILITIES	36,438	38,962

Commitments and Contingencies (Note 11)

EQUITY
Common Stock, no par value (5,000,000,000 shares authorized and 1,996,537,778 shares issued at September 30, 2015 and December 31, 2014)	–	–
Additional paid-in capital	31,727	31,651
Retained earnings	21,707	14,529
Accumulated other comprehensive losses	(9,609)	(7,318)
Treasury stock, at cost (405,346,755 shares at September 30, 2015 and 332,896,779 shares at December 31, 2014)	(13,957)	(11,112)

Total Mondelēz International Shareholders’ Equity	29,868	27,750
Noncontrolling interest	84	103

TOTAL EQUITY	29,952	27,853

TOTAL LIABILITIES AND EQUITY	$66,390	$66,815

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(in millions of U.S. dollars, except per share data)

(Unaudited)

	Mondelēz International Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings / (Losses)	Treasury Stock	Noncontrolling Interest*	Total Equity

Balances at January 1, 2014	$–	$31,396	$13,419	$(2,889)	$(9,553)	$159	$32,532
Comprehensive earnings / (losses):
Net earnings	–	–	2,184	–	–	17	2,201
Other comprehensive losses, net of income taxes	–	–	–	(4,429)	–	(33)	(4,462)
Exercise of stock options and issuance of other stock awards	–	271	(98)	–	332	–	505
Common Stock repurchased	–	–	–	–	(1,891)	–	(1,891)
Cash dividends declared ($0.58 per share)	–	–	(976)	–	–	–	(976)
Dividends paid on noncontrolling interest and other activities	–	(16)	–	–	–	(40)	(56)

Balances at December 31, 2014	$–	$31,651	$14,529	$(7,318)	$(11,112)	$103	$27,853

Comprehensive earnings / (losses):
Net earnings	–	–	7,996	–	–	11	8,007
Other comprehensive losses, net of income taxes	–	–	–	(2,291)	–	(22)	(2,313)
Exercise of stock options and issuance of other stock awards	–	76	(60)	–	239	–	255
Common Stock repurchased	–	–	–	–	(3,084)	–	(3,084)
Cash dividends declared ($0.47 per share)	–	–	(758)	–	–	–	(758)
Dividends paid on noncontrolling interest and other activities	–	–	–	–	–	(8)	(8)

Balances at September 30, 2015	$–	$31,727	$21,707	$(9,609)	$(13,957)	$84	$29,952

*	Noncontrolling interest as of September 30, 2014 was $112 million, as compared to $159 million as of January 1, 2014. The change of $(47) million during the nine months ended September 30, 2014 was due to $(38) million of dividends paid, $10 million of net earnings and $(19) million of other comprehensive losses, net of taxes.

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions of U.S. dollars)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014
CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES
Net earnings	$8,007	$1,694
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	663	797
Stock-based compensation expense	98	104
Deferred income tax benefit	(81)	(255)
Asset impairments	195	77
Loss on early extinguishment of debt	708	493
Gains on coffee business transactions and divestiture	(7,135)	–
Coffee business transactions currency-related net gains	(436)	(413)
Loss/(income) from equity method investments	16	(83)
Distributions from equity method investments	58	61
Other non-cash items, net	142	(6)
Change in assets and liabilities, net of acquisition and divestitures:
Receivables, net	(868)	(163)
Inventories, net	(314)	(625)
Accounts payable	496	19
Other current assets	36	(106)
Other current liabilities	11	(430)
Change in pension and postretirement assets and liabilities, net	(184)	(15)

Net cash provided by operating activities	1,412	1,149

CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES
Capital expenditures	(1,178)	(1,129)
Proceeds from coffee business transactions and divestiture, net of disbursements	4,091	–
Proceeds from coffee business transactions currency hedge settlements	1,050	–
Acquisitions, net of cash received	(536)	–
Proceeds from sale of property, plant and equipment and other	33	29

Net cash provided by / (used in) investing activities	3,460	(1,100)

CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES
Issuances of commercial paper, maturities greater than 90 days	613	1,986
Repayments of commercial paper, maturities greater than 90 days	(710)	(2,072)
Net issuances of other short-term borrowings	396	236
Long-term debt proceeds	3,606	3,032
Long-term debt repaid	(4,543)	(2,524)
Repurchase of Common Stock	(3,003)	(1,020)
Dividends paid	(736)	(713)
Other	107	163

Net cash used in financing activities	(4,270)	(912)

Effect of exchange rate changes on cash and cash equivalents	(194)	(140)

Cash and cash equivalents:
Increase / (decrease)	408	(1,003)
Balance at beginning of period	1,631	2,622

Balance at end of period	$2,039	$1,619

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

We derived the condensed consolidated balance sheet data as of December 31, 2014 from audited financial statements, but we do not include all disclosures required by U.S. GAAP. You should read these statements in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2014.

Equity Method Investments:

We account for investments in which we exercise significant influence (20%-50% ownership interest) under the equity method of accounting. On July 2, 2015, we contributed our global coffee businesses to a new company, Jacobs Douwe Egberts (“JDE”), in which we now hold a 43.5% equity interest (collectively, the “coffee business transactions”). Historically, our coffee businesses and the income from primarily coffee-related and smaller equity method investments were recorded within our operating income as these businesses operated as direct extensions of our base business. Following the coffee business transactions, while we retain an ongoing interest in coffee through significant equity method investments, and we have significant influence with JDE and other equity method investments, we do not have control over these operations directly. As such, beginning in the third quarter, we began to recognize the investment earnings in after-tax equity method investment earnings outside of operating income and segment income. For periods prior to the July 2, 2015 closing, the coffee and other equity method investment earnings were included within our operating income and segment income. Please see Note 2, Divestitures and Acquisitions – Coffee Business Transactions, and Note 15, Segment Reporting, for more information on these transactions.

Accounting Calendar Change:

In connection with moving toward a common consolidation date across the Company, in the first quarter of 2015, we changed the consolidation date for our North America segment from the last Saturday of each period to the last calendar day of each period. The change had a favorable impact of $19 million on net revenues and $8 million on operating income in the three months and $58 million on net revenues and $27 million on operating income in the nine months ended September 30, 2015.

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

As of March 31, 2014, we began to apply the SICAD I exchange rate to remeasure our bolivar-denominated net monetary assets, and we began translating our Venezuelan operating results at the SICAD I rate in the second quarter of 2014. On March 31, 2014, we recognized a $142 million currency remeasurement loss within selling, general and administrative expenses of our Latin America segment as a result of revaluing our bolivar-denominated net monetary assets from the official exchange rate of 6.30 bolivars to the U.S. dollar to the then-prevailing SICAD I exchange rate of 10.70 bolivars to the U.S. dollar. Through September 30, 2014, we recognized $19 million of additional remeasurement charges related primarily to changes in the SICAD I rate.

On February 10, 2015, the Venezuelan government combined the SICAD I and SICAD II (“SICAD”) exchange rate mechanisms and in addition created a new market-based SIMADI rate, while retaining the 6.30 official rate for food and other essentials. The Venezuelan government also announced an opening SICAD auction rate of 12.00 bolivars to the U.S. dollar, which as of September 30, 2015 is the prevailing SICAD rate until our specific industry group auctions make U.S. dollars available at another offered SICAD rate. The SIMADI rate was designed as a free market exchange rate that makes U.S. dollars available for any transactions based on the available supply of U.S. dollars at the offered rate. As of September 30, 2015, the SIMADI exchange rate was 199.42 bolivars to the U.S. dollar.

Our Venezuelan operations produce a range of biscuit, cheese & grocery, confectionery and beverage products. Based on the currency exchange developments this year, we reviewed our domestic and international sourcing of goods and services and the exchange rates we believe will be applicable. The large majority of imports continue to be sourced at the 6.30 official rate. Availability of U.S. dollars at the SICAD rate has been limited, and while we were able to secure U.S. dollars at the SICAD rate in the first six months of the year, we were not able to secure any U.S. dollars at this rate during the third quarter. Availability of U.S. dollars at the SIMADI rate has also been limited and to date we have not sourced U.S. dollars at this rate.

Based on our current sourcing of goods and services, we believe the SICAD rate continues to be the most economically representative rate for us to use to value our net monetary assets and translate our operating results in Venezuela. In light of the ongoing difficult macroeconomic environment in Venezuela, we continue to monitor and actively manage our investment and exposures in Venezuela. We plan to continue to do business in the country as long as we can successfully operate our business there. We strive to locally source and produce a significant amount of the products we sell in Venezuela. We have taken other protective measures against currency devaluation, such as converting monetary assets into non-monetary assets that we can use in our business. However, suitable protective measures have become less available and more expensive and may not offset further currency devaluation that could occur. We will also continue to monitor liquidity and availability of U.S. dollars at different rates as this situation may change in the future.

In the first quarter of 2015, we recognized an $11 million remeasurement loss, reflecting an increase in the SICAD exchange rate from 11.50 to 12.00 bolivars to the U.S. dollar.

The following table sets forth net revenues for our Venezuelan operations for the three and nine months ended September 30, 2015 (measured at the SICAD rate), and cash, net monetary assets and net assets of our Venezuelan subsidiaries as of September 30, 2015 (translated at a SICAD rate of 12.00 bolivars to the U.S. dollar):

Venezuela operations	Three Months Ended September 30, 2015
Net revenues	$315 million or 4.6% of consolidated net revenues

Nine Months Ended September 30, 2015
Net revenues	$834 million or 3.7% of consolidated net revenues

As of September 30, 2015
Cash	$401 million
Net monetary assets	$352 million
Net assets	$617 million

Unlike the official rate that is fixed at 6.30 bolivars to the U.S. dollar, the SICAD rate can vary over time. If any of the three-tier currency exchange rates, or the application of the rates to our business, were to change, we would recognize additional currency losses or gains, which could be significant.

Argentina. On January 23, 2014, the Central Bank of Argentina adjusted its currency policy, removed its currency stabilization measures and allowed the Argentine peso exchange rate to float relative to other currencies. On that day, the value of the Argentine peso relative to the U.S. dollar fell by 15%. In July 2014, Argentina had a technical default on its debt as the government was blocked from making payments on its restructured debt by certain creditors who did not participate in a debt restructuring in 2001. Further volatility in the exchange rate is expected. Since December 31, 2014 and through September 30, 2015, the value of the peso relative to the U.S. dollar declined 11%. While the business operating environment remains challenging, we continue to monitor and actively manage our investment and exposures in Argentina. We continue refining our product portfolio to improve our product offerings, mix and profitability. We also continue to implement additional cost initiatives to protect the business. Further currency declines, economic controls or other business restrictions could have an adverse impact on our ongoing results of operations. Our Argentinian operations contributed approximately $205 million, or 3.0% of consolidated net revenues for the three months and $565 million, or 2.5% of consolidated net revenues for the nine months ended September 30, 2015. As of September 30, 2015, the net monetary liabilities of our Argentina operations were not material. Argentina is not designated as a highly-inflationary economy for accounting purposes, so we record currency translation adjustments within equity and realized exchange gains and losses on transactions in earnings.

Russia. During the fourth quarter of 2014, the value of the Russian ruble relative to the U.S. dollar declined 50%. Since December 31, 2014 and through September 30, 2015, the value of the ruble relative to the U.S. dollar decreased 11%. Due to the significant currency movements, we continue to take actions to protect our near-term operating results, financial condition and cash flow. Our operations in Russia contributed approximately $145 million, or 2.1% of consolidated net revenues for the three months and $525 million, or 2.4% of consolidated net revenues for the nine months ended September 30, 2015. As of September 30, 2015, the net monetary assets of our Russia operations were not material. Russia is not designated as a highly-inflationary economy for accounting purposes, so we record currency translation adjustments within equity and realized exchange gains and losses on transactions in earnings.

Other Countries. Since we have operations in over 80 countries and sell in approximately 165 countries, we regularly monitor economic and currency-related risks and seek to take protective measures in response to these exposures. Some of the countries in which we do business have had significant economic uncertainty recently. These include Brazil, Ukraine, Turkey and Nigeria, most of which have had either currency devaluation or volatility. We continue to monitor operations, currencies and net monetary exposures in these countries. At this time, we do not have material net monetary asset exposures or risk to our operating results from changing to highly inflationary accounting in these countries.

New Accounting Pronouncements:

In September 2015, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) that eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Under the new guidance, measurement-period adjustments should be accounted for during the period in which the entity determines the amount of the adjustment. The ASU is effective for fiscal years beginning after December 15, 2015, with early adoption permitted, and should be applied prospectively to open measurement periods after the effective date, regardless of the acquisition date. We plan to early adopt and to apply the standard in our accounting for the acquisitions that we closed this quarter. See Note 2, Divestitures and Acquisitions, for more information.

In July 2015, the FASB issued an ASU that simplifies the guidance on the subsequent measurement of inventory. U.S. GAAP currently requires an entity to measure inventory at the lower of cost or market. Previously, market could be replacement cost, net realizable value or net realizable value less an approximate normal profit margin. Under the new standard, inventory should be valued at the lower of cost or net realizable value. The ASU is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. We are currently assessing the impact of the ASU across our operations and on our consolidated financial statements.

In May 2015, the FASB issued an ASU that applies to reporting entities that elect to measure the fair value of an investment using the net asset value (“NAV”) per share (or its equivalent) practical expedient. This ASU removes the requirement to include investments measured using the practical expedient within fair value hierarchy disclosures. Also, practical expedient disclosures previously required for all eligible investments are now only required for investments for which the practical expedient has been elected. The update is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. As we measure certain defined benefit plan assets using the NAV practical expedient, we plan to adopt the new standard on or by the January 1, 2016 effective date. The new standard will impact our disclosures as discussed above but is not otherwise expected to have an impact on our consolidated financial statements.

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

In April 2015, the FASB issued an ASU that simplifies the presentation of debt issuance costs. The standard requires debt issuance costs related to a recognized debt obligation to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt instead of being presented as an asset, similar to the presentation of debt discounts. In August 2015, the FASB issued an update clarifying that for line-of-credit arrangements, entities may continue to defer debt issuance costs as an asset. The ASU represents a change in accounting principle and requires retrospective application. The ASU is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. We plan to adopt the new standard as of December 31, 2015.

In February 2015, the FASB issued an ASU that amends current consolidation guidance related to the evaluation of whether certain legal entities should be consolidated. The standard modifies both the variable interest entity (“VIE”) model and the voting interest model, including analyses of whether limited partnerships are VIEs and the impact of service fees and related party interests in determining if an entity is a VIE to the reporting entity. The guidance is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. We plan to adopt the new standard on January 1, 2016 and are currently assessing the impact across our operations and on our consolidated financial statements.

In May 2014, the FASB issued an ASU on revenue recognition from contracts with customers. The new ASU outlines a new, single comprehensive model for companies to use in accounting for revenue. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for the goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows from customer contracts, including significant judgments made in recognizing revenue. In May 2015, the FASB proposed changes to the new guidance in the areas of licenses and identifying performance obligations. In August 2015, the FASB issued an ASU that defers the effective date by one year to annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date which was for annual reporting periods beginning after December 15, 2016. The ASU may be applied retrospectively to historical periods presented or as a cumulative-effect adjustment as of the date of adoption. We continue to assess the impact of the new standard across our operations and on our consolidated financial statements.

Reclassifications:

Certain amounts previously reported have been reclassified to conform to current-year presentation. We reclassified equity method investments on the condensed consolidated balance sheets to conform with the current-year presentation. We also reclassified cash flows related to our historical equity method investees on the condensed consolidated statements of cash flows. Refer to the Equity Method Investments section in this Note for additional discussion of the presentation of our equity method investment earnings.

Note 2.  Divestitures and Acquisitions

Coffee Business Transactions:

On July 2, 2015, we completed transactions to combine our wholly owned coffee businesses (including our coffee portfolio in France) with those of D.E Master Blenders 1753 B.V. (“DEMB”) to create a new company, Jacobs Douwe Egberts or JDE. We now hold a 43.5% equity interest in JDE and Acorn Holdings B.V., owner of DEMB, holds a 56.5% share. In connection with the transaction, we recorded a preliminary pre-tax gain of $7.1 billion (or $6.9 billion after-taxes) on the contribution of our global coffee businesses during the three months ended September 30, 2015. In addition, we recorded approximately $1 billion of net gains on currency exchange forward contracts related to the hedging of proceeds for the transaction as described further below in this Note. The consideration we received to date for our coffee businesses consists of €3.8 billion of cash ($4.2 billion U.S. dollars as of July 2, 2015), a 43.5 percent equity interest in JDE and $1.1 billion in receivables related to estimated sales price adjustments and tax formation cost payments expected to be paid in 2016. During the third quarter, we also recorded $283 million of cash and receivables related to the reimbursement of costs from JDE which we incurred related to separating our coffee businesses. The cash and equity consideration we received reflects an adjustment for retaining our interest in a Korea-based joint venture, Dongsuh Foods Corporation, which was part of the original transaction and valuation. During the second quarter of 2015, we also completed the sale of our interest in a Japanese coffee joint venture, Ajinomoto General Foods, Inc. (“AGF”), which had also been considered in the original transaction and valuation. In lieu of contributing our interest in the AGF joint venture to JDE, we contributed the net cash proceeds from the sale, and the transaction did not change the consideration received for our global coffee businesses. Please see discussion of the divestiture of AGF below under Other Divestiture and Acquisitions.

During the third quarter we completed a preliminary valuation of our investment in JDE as of the closing date and recorded a $4.5 billion estimated investment in JDE within equity method investments on the condensed consolidated balance sheet. We and JDE are currently in the process of finalizing the value of JDE and our investment in JDE as of the closing date. The value of our investment in JDE is also affected by the estimated sales price adjustment that will be settled in 2016. As such, the contribution proceeds we recorded, including the values for our investment in JDE and the sales price adjustment, are estimated and subject to further adjustment as we work with Acorn Holdings B.V. and JDE to address the remaining terms of the agreement. As a result, the final amount of consideration we receive and the gain we recognize on the transactions may change materially until we conclude these matters.

As a result of the transaction, our snacks product categories, consisting of biscuits, chocolate, gum and candy, make up the majority of our business portfolio, contributing approximately 84% of our 2015 year to date and 85% of our 2014 net revenues after excluding coffee net revenues. By retaining a significant stake in JDE, the coffee category will continue to be significant to our results. As such, we have reflected our historical coffee results and equity earnings from JDE in results from continuing operations reflecting the fact that results from the coffee category continue to be a significant part of our net earnings and strategy going forward.

Additionally, we recorded currency-related net gains of $29 million in the three months and $436 million in the nine months ended September 30, 2015 and $420 million in the three months and $413 million in the nine months ended September 30, 2014 due to currency exchange forward contracts related to the receipt of the coffee business transaction proceeds and the subsequent transfers of these funds to our subsidiaries, as detailed below. To lock in an expected pre-tax U.S. dollar value of approximately $5 billion related to the estimated €4 billion cash receipt upon closing, we entered into currency exchange forward contracts beginning in May 2014, when the transaction was announced. We recognized a $19 million gain on the final settlement of the forward contracts during the three months ended September 30, 2015 and a net gain of $405 million on these contracts during 2015. In 2014, we recognized $420 million of gains in the three months and $413 million in the nine months ended September 30, 2014. The currency hedge gains and losses were recorded in interest and other expense / (income). Cumulatively over 2014 and through the final settlement of the forward contracts on July 6, 2015, we realized aggregate net gains and received cash of approximately $1.0 billion on these currency exchange forward contracts. In addition to the receipt of $4.2 billion of cash consideration to date, we received $1 billion of cash from realized hedges for a total of $5.2 billion of cash received to date related to the coffee business transactions.

During the second quarter of 2015, we entered into currency exchange forward contracts to hedge a portion of the cash payments to be made to our subsidiaries in multiple countries where coffee net assets and shares were deconsolidated. During July 2015, we settled these forward contracts with a notional value of €1.6 billion and realized a net loss of $4 million in the three months ended and a net gain of $17 million in the nine months ended September 30, 2015. In connection with transferring the funds to our subsidiaries that deconsolidated net assets and shares, we incurred additional currency gains of $14 million in the third quarter. These currency-related gains and losses were recorded within interest and other expense / (income).

Our coffee business results are reflected in our consolidated financial statements for all periods prior to the July 2, 2015 closing date. The pre-tax earnings of the coffee businesses were:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in millions)

Earnings before income taxes	$–	$184	$342	$494

We also incurred incremental expenses related to readying our global coffee businesses for the transactions that totaled $54 million in the three months and $239 million in the nine months ended September 30, 2015 and $10 million in the three months and $15 million in the nine months ended September 30, 2014. These expenses were recorded within asset impairment and exit costs and selling, general and administrative expenses of primarily our Europe and Eastern Europe, Middle East and Africa (“EEMEA”) segments and within general corporate expenses.

Prior to the July 2, 2015 closing, we received conditional approval for the transaction from the European Commission following their antitrust evaluation and made significant progress on our consultations with Work Councils and employee representations. The European Commission’s ruling was conditioned upon JDE’s divestiture of the majority of the EU-based Carte Noire business and DEMB’s Merrild business, primarily in France and Denmark. Those businesses have been transferred to JDE. JDE will complete the sale of these businesses in line with the European Commission agreements. As these businesses were recorded at their fair value as of July 2, 2015 reflecting the then pending sales values, we did not and will not record any gain or loss on the sale of these businesses in our share of JDE’s earnings.

On July 2, 2015, we deconsolidated the following assets and liabilities:

As of July 2,
2015
(in millions)
Assets
Cash and cash equivalents	$488
Trade receivables	468
Other receivables	24
Inventories, net	469
Deferred income taxes	6
Other current assets	44

Current assets	1,499

Property, plant and equipment, net	751
Goodwill	1,664
Intangible assets, net	–
Other assets	35

Noncurrent assets	2,450

Total assets	$3,949

Liabilities
Accounts payable	$438
Accrued marketing	290
Accrued employment costs	29
Other current liabilities	63

Current liabilities	820

Deferred income taxes	63
Accrued pension costs	146
Other liabilities	4

Noncurrent liabilities	213

Total liabilities	$1,033

Net assets deconsolidated	$2,916

Additionally, we recorded pension settlement losses of $49 million related to our historical coffee businesses within accumulated other comprehensive losses.

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

We are in the process of completing the valuation work for the acquired net assets. We have recorded a preliminary allocation of the consideration paid including $10 million to inventory, $35 million to property, plant and equipment, $17 million to other net liabilities and $480 million of estimated goodwill. We recorded the non-compete and consulting agreements as prepaid contracts within other current and non-current assets and they will be amortized into net earnings over the remaining contract terms. The acquisition added $70 million in incremental net revenues and $16 million in incremental operating income for the quarter. Additionally, we recorded acquisition costs of $6 million for the three months and $7 million for the nine months ended September 30, 2015 and integration costs of $4 million for the three months and $5 million for the nine months ended September 30, 3015 within selling, general and administrative expenses.

On April 23, 2015, we completed the divestiture of our 50 percent interest in AGF, our Japanese coffee joint venture, to our joint venture partner, which generated cash proceeds of 27 billion Japanese yen ($225 million U.S. dollars as of April 23, 2015) and a pre-tax gain of $13 million (after-tax loss of $9 million). Upon closing, we divested our $99 million investment in the joint venture, $65 million of goodwill and $41 million of accumulated other comprehensive losses. We also incurred approximately $7 million of transaction costs.

On February 16, 2015, we acquired a U.S. snacking company, Enjoy Life Foods, within our North America segment. We paid cash and settled debt totaling $81 million in connection with the acquisition. Upon finalizing the valuation of the acquired net assets during the second quarter, as of June 30, 2015, we had recorded an $81 million purchase price allocation of $58 million in identifiable intangible assets, $20 million of goodwill and $3 million of other net assets. The acquisition-related costs and operating results of the acquisition were not material to our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2015.

Note 3.  Inventories

Inventories consisted of the following:

	As of September 30,	As of December 31,
	2015	2014
	(in millions)

Raw materials	$967	$1,122
Finished product	2,062	2,358

Inventories, net	$3,029	$3,480

On July 2, 2015, we deconsolidated $469 million of net inventory with the coffee business transactions. See Note 2, Divestitures and Acquisitions, for additional information.

Note 4.  Property, Plant and Equipment

Property, plant and equipment consisted of the following:

			As of September 30,	As of December 31,
			2015	2014
			(in millions)

Land and land improvements			$502	$574
Buildings and building improvements			2,731	3,117
Machinery and equipment			9,983	11,737
Construction in progress			1,572	1,484

			14,788	16,912
Accumulated depreciation			(6,224)	(7,085)

Property, plant and equipment, net			$8,564	$9,827

On July 2, 2015, we deconsolidated $751 million of net property, plant and equipment with the coffee business transactions. See Note 2, Divestitures and Acquisitions, for additional information.

In connection with our 2012-2014 Restructuring Program and 2014-2018 Restructuring Program, we recorded non-cash asset write-downs (including accelerated depreciation and asset impairments) of $56 million in the three months and $191 million in the nine months ended September 30, 2015 and $48 million in the three months and $74 million in the nine months ended September 30, 2014 (see Note 6, Restructuring Programs).

These charges were recorded in the consolidated statements of earnings within asset impairment and exit costs as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in millions)

Latin America	$6	$–	$40	$–
Asia Pacific	18	18	46	18
EEMEA	2	4	4	5
Europe	14	13	51	14
North America	16	13	50	37

Total non-cash asset write-downs	$56	$48	$191	$74

Note 5. Goodwill and Intangible Assets Goodwill by reportable segment was:
			As of September 30,	As of December 31,
			2015	2014
			(in millions)

Latin America			$865	$1,127
Asia Pacific			2,517	2,395
EEMEA			1,373	1,942
Europe			7,316	8,952
North America			8,892	8,973

Goodwill			$20,963	$23,389

Intangible assets consisted of the following:

	As of September 30,	As of December 31,
	2015	2014
	(in millions)

Non-amortizable intangible assets	$17,812	$18,810
Amortizable intangible assets	2,351	2,525

	20,163	21,335
Accumulated amortization	(1,048)	(1,000)

Intangible assets, net	$19,115	$20,335

Non-amortizable intangible assets consist principally of brand names purchased through our acquisitions of Nabisco Holdings Corp., the Spanish and Portuguese operations of United Biscuits, the global LU biscuit business of Groupe Danone S.A. and Cadbury Limited. Amortizable intangible assets consist primarily of trademarks, customer-related intangibles, process technology, licenses and non-compete agreements. At September 30, 2015, the weighted-average life of our amortizable intangible assets was 13.6 years.

Amortization expense for intangible assets was $45 million in the three months and $137 million in the nine months ended September 30, 2015 and $48 million in the three months and $157 million in the nine months ended September 30, 2014. We currently estimate annual amortization expense for each of the next five years to be approximately $184 million, estimated using September 30, 2015 exchange rates.

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

Changes in goodwill and intangible assets consisted of:

		Intangible
	Goodwill	Assets, at Cost
	(in millions)

Balance at January 1, 2015	$23,389	$21,335
Changes due to:
Currency	(1,196)	(1,229)
Deconsolidation and divestiture	(1,729)	–
Acquisitions	500	58
Other	(1)	(1)

Balance at September 30, 2015	$20,963	$20,163

Changes to goodwill and intangibles were:

•	Deconsolidation and divestiture – On July 2, 2015, we deconsolidated $1,664 million of goodwill and less than $1 million of intangible assets in connection with the coffee business transactions. On April 23, 2015, we completed the divestiture of our 50 percent interest in AGF, which resulted in divesting $65 million of goodwill.
•	Acquisitions – On July 15, 2015, we acquired an 80% interest in a biscuit operation in Vietnam and recorded a preliminary allocation of $480 million of goodwill as we complete the final valuation work for the acquisition. On February 16, 2015, we acquired Enjoy Life Foods and recorded $20 million of goodwill and $58 million in identifiable intangible assets.

For more information on these transactions, refer to Note 2, Divestitures and Acquisitions.

Note 6.  Restructuring Programs

2014-2018 Restructuring Program

On May 6, 2014, our Board of Directors approved a $3.5 billion restructuring program, comprised of approximately $2.5 billion in cash costs and $1 billion in non-cash costs (the “2014-2018 Restructuring Program”), and up to $2.2 billion of capital expenditures. The primary objective of the 2014-2018 Restructuring Program is to reduce our operating cost structure in both our supply chain and overhead costs. The program is intended primarily to cover severance as well as asset disposals and other manufacturing-related one-time costs. We expect to incur the majority of the program’s charges in 2015 and 2016 and to complete the program by year-end 2018. Since inception, we have incurred total restructuring and related implementation charges of $1.0 billion related to the 2014-2018 Restructuring Program.

Restructuring Costs:

We recorded restructuring charges of $146 million in the three months and $442 million in the nine months ended September 30, 2015 and $25 million in the three months and $26 million in the nine months ended September 30, 2014 within asset impairment and exit costs. The activity for the 2014-2018 Restructuring Program liability for the nine months ended September 30, 2015 was:

	Severance and Related Costs	Asset Write-downs	Total
	(in millions)

Liability balance, January 1, 2015	$224	$–	$224
Charges	252	190	442
Cash spent	(156)	–	(156)
Non-cash settlements / adjustments	(6)	(190)	(196)
Currency	(15)	–	(15)

Liability balance, September 30, 2015	$299	$–	$299

We spent $51 million in the three months and $156 million in the nine months ended September 30, 2015 and $25 million in the three months and $26 million in the nine months ended September 30, 2014 in cash severance and related costs. We also recognized non-cash pension settlement losses (See Note 9, Benefit Plans), non-cash asset write-downs (including accelerated depreciation and asset impairments) and other non-cash adjustments totaling $56 million in the three months and $196 million in the nine months ended September 30, 2015. At September 30, 2015, $267 million of our net restructuring liability was recorded within other current liabilities and $32 million was recorded within other long-term liabilities.

Implementation Costs:

Implementation costs are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. We believe the disclosure of implementation costs provides readers of our financial statements with more information on the total costs of our 2014-2018 Restructuring Program. Implementation costs primarily relate to reorganizing our operations and facilities in connection with our supply chain reinvention program and other identified productivity and cost saving initiatives. The costs include incremental expenses related to the closure of facilities, costs to terminate certain contracts and the simplification of our information systems. Within our continuing results of operations, we recorded implementation costs of $75 million in the three months and $185 million in the nine months ended September 30, 2015 and $42 million in the three months and $51 million in the nine months ended September 30, 2014. We recorded these costs within cost of sales and general corporate expense within selling, general and administrative expenses.

Restructuring and Implementation Costs in Operating Income:

During 2015 and 2014, we recorded restructuring and implementation costs related to the 2014-2018 Restructuring Program within operating income as follows:

	Latin America	Asia Pacific	EEMEA	Europe	North America	Corporate (1)	Total
				(in millions)

For the Three Months Ended September 30, 2015
Restructuring Costs	$30	$33	$7	$35	$39	$2	$146
Implementation Costs	6	3	1	19	19	27	75

Total	$36	$36	$8	$54	$58	$29	$221

For the Nine Months Ended September 30, 2015
Restructuring Costs	$79	$78	$21	$190	$70	$4	$442
Implementation Costs	27	12	7	47	40	52	185

Total	$106	$90	$28	$237	$110	$56	$627

For the Three Months Ended September 30, 2014
Restructuring Costs	$25	$–	$–	$–	$–	$–	$25
Implementation Costs	7	4	3	14	1	13	42

Total	$32	$4	$3	$14	$1	$13	$67

For the Nine Months Ended September 30, 2014
Restructuring Costs	$26	$–	$–	$–	$–	$–	$26
Implementation Costs	8	4	3	14	1	21	51

Total	$34	$4	$3	$14	$1	$21	$77

Total Project 2014-2015 (2)
Restructuring Costs	$158	$94	$40	$283	$124	$18	$717
Implementation Costs	45	21	11	82	48	84	291

Total	$203	$115	$51	$365	$172	$102	$1,008

(1)	Includes adjustment for rounding.
(2)	Includes all charges recorded since program inception on May 6, 2014 through September 30, 2015.

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

Restructuring Costs:

We recorded reversals to the restructuring charges of $3 million in the nine months ended September 30, 2015 related to accruals no longer required. We recorded restructuring charges of $163 million in the three months and $259 million in the nine months ended September 30, 2014 within asset impairment and exit costs. The activity for the 2012-2014 Restructuring Program liability for the nine months ended September 30, 2015 was:

	Severance and Related Costs	Asset Write-downs	Total
	(in millions)

Liability balance, January 1, 2015	$128	$–	$128
Charges	(3)	–	(3)
Cash spent	(57)	–	(57)
Non-cash settlements / adjustments	–	–	–
Currency	(6)	–	(6)

Liability balance, September 30, 2015	$62	$–	$62

We spent $14 million in the three months and $57 million in the nine months ended September 30, 2015 and $44 million in the three months and $110 million in the nine months ended September 30, 2014 in cash severance and related costs. We also recognized non-cash pension plan settlement losses (See Note 9, Benefit Plans), non-cash asset write-downs (including accelerated depreciation and asset impairments) and other non-cash adjustments totaling $53 million in the three months and $77 million in the nine months ended September 30, 2014. At September 30, 2015, $47 million of our net restructuring liability was recorded within other current liabilities and $15 million was recorded within other long-term liabilities.

Implementation Costs:

Implementation costs related to our 2012-2014 Restructuring Program primarily relate to activities in connection with the Spin-Off such as reorganizing our operations and facilities, the discontinuance of certain product lines and incremental expenses related to the closure of facilities, replicating our information systems infrastructure and reorganizing our sales function. Within our continuing results of operations, we recorded implementation costs of $23 million in the three months and $66 million in the nine months ended September 30, 2014. We recorded these costs within cost of sales and selling, general and administrative expenses.

Restructuring and Implementation Costs in Operating Income:

During the three and nine months ended September 30, 2014 and since inception of the 2012-2014 Restructuring Program, we recorded restructuring and implementation costs within operating income as follows:

	Latin America	Asia Pacific	EEMEA	Europe	North America	Corporate (1)	Total
				(in millions)

For the Three Months Ended September 30, 2014
Restructuring Costs	$3	$27	$14	$85	$34	$–	$163
Implementation Costs	–	1	–	14	7	1	23

Total	$3	$28	$14	$99	$41	$1	$186

For the Nine Months Ended September 30, 2014
Restructuring Costs	$7	$28	$26	$128	$70	$–	$259
Implementation Costs	1	1	2	42	20	–	66

Total	$8	$29	$28	$170	$90	$–	$325

Total Project 2012-2014 (2)
Restructuring Costs	$36	$36	$69	$249	$337	$2	$729
Implementation Costs	3	6	4	88	65	4	170

Total	$39	$42	$73	$337	$402	$6	$899

(1)	Includes adjustment for rounding.
(2)	Includes all charges recorded since program inception in 2012 through conclusion on December 31, 2014.

Note 7. Debt

Short-Term Borrowings:

Our short-term borrowings and related weighted-average interest rates consisted of:

	As of September 30, 2015		As of December 31, 2014
	Amount Outstanding	Weighted- Average Rate	Amount Outstanding	Weighted- Average Rate
	(in millions)		(in millions)

Commercial paper	$1,279	0.5%	$1,101	0.4%
Bank loans	292	9.0%	204	8.8%

Total short-term borrowings	$1,571		$1,305

As of September 30, 2015, the commercial paper issued and outstanding had between 1 and 55 days remaining to maturity. Bank loans include borrowings on primarily uncommitted credit lines maintained by some of our international subsidiaries to meet short-term working capital needs.

Borrowing Arrangements:

We maintain a revolving credit facility for general corporate purposes, including for working capital purposes and to support our commercial paper program. Our $4.5 billion multi-year senior unsecured revolving credit facility expires on October 11, 2018. The revolving credit agreement includes a covenant that we maintain a minimum shareholders’ equity of at least $24.6 billion, excluding accumulated other comprehensive earnings / (losses) and the cumulative effects of any changes in accounting principles. At September 30, 2015, we complied with the covenant as our shareholders’ equity as defined by the covenant was $39.5 billion. The revolving credit facility agreement also contains customary representations, covenants and events of default. There are no credit rating triggers, provisions or other financial covenants that could require us to post collateral as security. As of September 30, 2015, no amounts were drawn on the facility.

Some of our international subsidiaries maintain primarily uncommitted credit lines to meet short-term working capital needs. Collectively, these credit lines amounted to $1.9 billion at September 30, 2015 and $2.1 billion at December 31, 2014. Borrowings on these lines amounted to $292 million at September 30, 2015 and $204 million at December 31, 2014.

Long-Term Debt:

On September 21, 2015, we priced an offering of fr.400 million of Swiss franc-denominated notes, or approximately $414 million in U.S. dollars as of the October 6, 2015 settlement date, consisting of:

•	fr.135 million (or $140 million) of 0.625% fixed rate notes that mature on October 6, 2020
•	fr.265 million (or $274 million) of 1.125% fixed rate notes that mature on December 21, 2023

On October 6, 2015, we received net proceeds of $410 million that were used for general corporate purposes and to fund upcoming debt maturities. On this date, we recorded the fr.400 million of Swiss franc-denominated notes and less than $1 million of premiums and deferred financing costs, which will be amortized into interest expense over the life of the notes.

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

We financed the repurchase of these notes, including the payment of accrued interest and other costs incurred, from net proceeds received from the $2.8 billion notes issuance on March 6, 2015 described below and the issuance of commercial paper. In connection with retiring this debt, during the first three months of 2015, we recorded a $708 million loss on extinguishment of debt within interest expense related to the amount we paid to retire the debt in excess of its carrying value and from recognizing unamortized discounts and deferred financing costs in earnings at the time of the debt extinguishment. The loss on extinguishment is included in long-term debt repayments in the condensed consolidated statement of cash flows for the nine months ended September 30, 2015. We also recognized $5 million of charges within interest expense from hedging instruments related to the retired debt. Upon extinguishing the debt, the deferred cash flow hedge amounts were recorded in earnings.

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

Our weighted-average interest rate on our total debt was 3.5% as of September 30, 2015, following the completion of our tender offer and debt issuances in the first quarter. Our weighted-average interest rate on our total debt as of December 31, 2014 was 4.3%, down from 4.8% as of December 31, 2013.

Fair Value of Our Debt:

The fair value of our short-term borrowings at September 30, 2015 and December 31, 2014 reflects current market interest rates and approximates the amounts we have recorded on our consolidated balance sheet. The fair value of our long-term debt was determined using quoted prices in active markets (Level 1 valuation data) for the publicly traded debt obligations. At September 30, 2015, the aggregate fair value of our total debt was $16,874 million and its carrying value was $16,359 million. At December 31, 2014, the aggregate fair value of our total debt was $18,463 million and its carrying value was $16,700 million.

Interest and Other Expense / (Income):

Interest and other expense / (income) within our results of continuing operations consisted of:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in millions)

Interest expense, debt	$139	$188	$461	$582
Loss on debt extinguishment and related expenses	–	–	713	495
Coffee business transactions currency-related net gains	(29)	(420)	(436)	(413)
Loss related to interest rate swaps	–	–	34	–
Other expense, net	4	5	42	53

Interest and other expense / (income)	$114	$(227)	$814	$717

See Note 2, Divestitures and Acquisitions, and Note 8, Financial Instruments, for information on the currency exchange forward contracts associated with the coffee business transactions. Also see Note 8, Financial Instruments, for information on the loss related to U.S. dollar interest rate swaps no longer designated as accounting cash flow hedges during the first quarter of 2015.

Note 8. Financial Instruments

Fair Value of Derivative Instruments:

Derivative instruments were recorded at fair value in the consolidated balance sheets as follows:

	As of September 30, 2015		As of December 31, 2014
	Asset	Liability	Asset	Liability
	Derivatives	Derivatives	Derivatives	Derivatives
	(in millions)

Derivatives designated as accounting hedges:
Currency exchange contracts	$23	$4	$69	$17
Commodity contracts	12	25	12	33
Interest rate contracts	22	69	13	42

	$57	$98	$94	$92

Derivatives not designated as accounting hedges:
Currency exchange contracts	$61	$23	$735	$24
Commodity contracts	80	98	90	194
Interest rate contracts	44	29	59	39

	$185	$150	$884	$257

Total fair value	$242	$248	$978	$349

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

The fair values (asset / (liability)) of our derivative instruments were determined using:

	As of September 30, 2015
	Total Fair Value of Net Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)

Currency exchange contracts	$57	$–	$57	$–
Commodity contracts	(31)	(7)	(24)	–
Interest rate contracts	(32)	–	(32)	–

Total derivatives	$(6)	$(7)	$1	$–

	As of December 31, 2014
	Total Fair Value of Net Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)

Currency exchange contracts	$763	$–	$763	$–
Commodity contracts	(125)	(49)	(76)	–
Interest rate contracts	(9)	–	(9)	–

Total derivatives	$629	$(49)	$678	$–

Level 1 financial assets and liabilities consist of exchange-traded commodity futures and listed options. The fair value of these instruments is determined based on quoted market prices on commodity exchanges. Our exchange-traded derivatives are generally subject to master netting arrangements that permit net settlement of transactions with the same counterparty when certain criteria are met, such as in the event of default. We also are required to maintain cash margin accounts in connection with funding the settlement of our open positions, and the margin requirements generally fluctuate daily based on market conditions. We have recorded margin deposits related to our exchange-traded derivatives of $40 million as of September 30, 2015 and $84 million as of December 31, 2014 within other current assets. Based on our net asset or liability positions with individual counterparties, in the event of default and immediate net settlement of all of our open positions, for derivatives we have in a net liability position, we would owe $3 million as of December 31, 2014, and for derivatives we have in a net asset position, our counterparties would owe us a total of $32 million as of September 30, 2015 and $38 million as of December 31, 2014.

Level 2 financial assets and liabilities consist primarily of over-the-counter (“OTC”) currency exchange forwards, options and swaps; commodity forwards and options; and interest rate swaps. Our currency exchange contracts are valued using an income approach based on observable market forward rates less the contract rate multiplied by the notional amount. Commodity derivatives are valued using an income approach based on the observable market commodity index prices less the contract rate multiplied by the notional amount or based on pricing models that rely on market observable inputs such as commodity prices. Our calculation of the fair value of interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the observable market interest rate curve. Our calculation of the fair value of financial instruments takes into consideration the risk of nonperformance, including counterparty credit risk. Our OTC derivative transactions are governed by International Swap Dealers Association agreements and other standard industry contracts. Under these agreements, we do not post nor require collateral from our counterparties. The majority of our commodity and currency exchange OTC derivatives do not have a legal right of set-off. In connection with our OTC derivatives that could be net-settled in the event of default, assuming all parties were to fail to comply with the terms of the agreements, for derivatives we have in a net liability position, we would owe $117 million as of September 30, 2015 and $156 million as of December 31, 2014, and for derivatives we have in a net asset position, our counterparties would owe us a total of $66 million as of September 30, 2015 and $72 million as of December 31, 2014. We manage the credit risk in connection with these and all our derivatives by entering into transactions with counterparties with investment grade credit ratings, limiting the amount of exposure with each counterparty and monitoring the financial condition of our counterparties.

Derivative Volume:

The net notional values of our derivative instruments were:

	Notional Amount
	As of September 30,	As of December 31,
	2015	2014
	(in millions)

Currency exchange contracts:
Intercompany loans and forecasted interest payments	$3,657	$3,640
Forecasted transactions	1,660	6,681
Commodity contracts	617	1,569
Interest rate contracts	3,051	3,970
Net investment hedge – euro notes	4,471	3,932
Net investment hedge – pound sterling notes	1,210	545
Net investment hedge – Swiss franc notes	694	–

Cash Flow Hedges:

Cash flow hedge activity, net of taxes, within accumulated other comprehensive earnings / (losses) included:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)

Accumulated gain / (loss) at beginning of period	$(53)	$44	$(2)	$117
Transfer of realized losses / (gains) in fair value to earnings	60	(17)	6	(20)
Unrealized gain / (loss) in fair value	(69)	47	(66)	(23)

Accumulated gain / (loss) at end of period	$(62)	$74	$(62)	$74

After-tax gains / (losses) reclassified from accumulated other comprehensive earnings / (losses) into net earnings were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)

Currency exchange contracts – forecasted transactions	$(11)	$12	$73	$8
Commodity contracts	(49)	5	(53)	14
Interest rate contracts	–	–	(26)	(2)

Total	$(60)	$17	$(6)	$20

After-tax gains / (losses) recognized in other comprehensive earnings / (losses) were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)

Currency exchange contracts – forecasted transactions	$8	$58	$33	$65
Commodity contracts	(38)	7	(61)	10
Interest rate contracts	(39)	(18)	(38)	(98)

Total	$(69)	$47	$(66)	$(23)

Cash flow hedge ineffectiveness was not material for all periods presented.

Pre-tax gains / (losses) on amounts excluded from effectiveness testing recognized in net earnings from continuing operations included a pre-tax loss of $34 million recognized in the three months ended March 31, 2015 within interest and other expense / (income) related to certain U.S. dollar interest rate swaps that we no longer designate as accounting cash flow hedges due to a change in financing and hedging plans. In the first quarter, our plans to issue U.S. dollar debt changed and we issued euro, British pound sterling and Swiss franc-denominated notes due to lower overall cost and our decision to hedge a greater portion of our net investments in operations that use these currencies as their functional currencies. In the second and third quarters of 2015 and the prior-year periods, amounts excluded from effectiveness testing were not material.

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

Based on current market conditions, we would expect to transfer unrealized losses of $28 million (net of taxes) for commodity cash flow hedges, unrealized gains of $10 million (net of taxes) for currency cash flow hedges and unrealized losses of $2 million (net of taxes) for interest rate cash flow hedges to earnings during the next 12 months.

Hedge Coverage:

As of September 30, 2015, we hedged transactions forecasted to impact cash flows over the following periods:

•	commodity transactions for periods not exceeding the next 15 months;
•	interest rate transactions for periods not exceeding the next 30 years and 5 months; and
•	currency exchange transactions for periods not exceeding the next 15 months.

Fair Value Hedges:

Pre-tax gains / (losses) due to changes in fair value of our interest rate swaps and related hedged long-term debt were recorded in interest and other expense / (income):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)

Derivatives	$4	$(13)	$8	$1
Borrowings	(4)	13	(8)	(1)

Fair value hedge ineffectiveness and amounts excluded from effectiveness testing were not material for all periods presented.

Economic Hedges:

Pre-tax gains / (losses) recorded in net earnings for economic hedges were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Location of Gain / (Loss) Recognized in Earnings
	2015	2014	2015	2014
	(in millions)

Currency exchange contracts:
Intercompany loans and forecasted interest payments	$8	$4	$22	$5	Interest and other expense / (income)
Forecasted transactions	43	29	33	(11)	Cost of sales
Forecasted transactions	36	419	437	405	Interest and other expense / (income)
Forecasted transactions	5	(4)	(11)	(7)	Selling, general and administrative expenses
Interest rate contracts	–	(1)	–	–	Interest and other expense / (income)
Commodity contracts	(99)	(36)	(158)	(4)	Cost of sales

Total	$(7)	$411	$323	$388

In connection with the coffee business transactions, we entered into euro to U.S. dollar currency exchange forward contracts to hedge an expected cash receipt of approximately €4 billion upon closing. The mark-to-market gains and losses on the derivatives were recorded in earnings. We recorded net gains of $19 million for the three months and $405 million for the nine months ended September 30, 2015 and $420 million for the three months and $413 million for the nine months ended September 30, 2014 within interest and other expense / (income) in connection with the forward contracts. We also entered into currency exchange forward contracts to hedge a portion of the cash proceeds distributed to our subsidiaries in multiple countries where coffee net assets and shares were deconsolidated. The hedges with a notional value of €1.6 billion generated net losses of $4 million in the three months and net gains of $17 million in the nine months ended September 30, 2015. The currency hedge gains and losses were recorded within interest and other expense / (income). See Note 2, Divestitures and Acquisitions — Coffee Business Transactions, for additional information on our currency exchange forward contracts transactions in the first nine months of 2015.

Hedges of Net Investments in International Operations:

After-tax gains / (losses) related to hedges of net investments in international operations in the form of euro, pound sterling and Swiss franc-denominated debt were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Location of Gain / (Loss) Recognized in AOCI
	2015	2014	2015	2014
	(in millions)
Euro notes	$(8)	$219	$188	$219	Currency
Pound sterling notes	30	37	17	14	Translation
Swiss franc notes	18	–	(13)	–	Adjustment

Note 9. Benefit Plans

Pension Plans

Prior to the July 2, 2015 closing of the coffee business transactions, certain active employees who transitioned to JDE participated in our Non-U.S. pension plans. Following the transactions, benefits began to be provided directly by JDE to participants continuing with JDE. JDE assumed certain pension plan obligations and received the related plan assets. As of July 2, 2015, we reduced our net benefit plan liabilities by $146 million and the related deferred tax assets by $25 million. Refer to Note 2, Divestitures and Acquisitions – Coffee Business Transactions, for more information. For all remaining participants, we retained the plan obligations and related plan assets.

Components of Net Periodic Pension Cost:

Net periodic pension cost consisted of the following:

	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2015	2014	2015	2014
	(in millions)

Service cost	$16	$14	$44	$47
Interest cost	16	16	77	99
Expected return on plan assets	(23)	(21)	(120)	(123)
Amortization:
Net loss from experience differences	11	7	33	26
Prior service cost (1)	–	–	–	–
Settlement losses (2)	2	14	–	(5)

Net periodic pension cost	$22	$30	$34	$44

	U.S. Plans		Non-U.S. Plans
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)

Service cost	$48	$42	$145	$136
Interest cost	50	49	231	296
Expected return on plan assets	(70)	(61)	(358)	(371)
Amortization:
Net loss from experience differences	33	22	110	80
Prior service cost (1)	1	1	16	1
Settlement losses (2)	15	20	–	5

Net periodic pension cost	$77	$73	$144	$147

(1)	For the nine months ended September 30, 2015, amortization of prior service cost includes $17 million of pension curtailment losses related to employees who transitioned to JDE upon the contribution of our global coffee business. Refer to Note 2, Divestitures and Acquisitions – Coffee Business Transactions, for more information.
(2)	Settlement losses include $1 million for the three months and $7 million for the nine months ended September 30, 2015 of pension settlement losses for employees who elected lump-sum payments in connection with our 2014-2018 Restructuring Program. See Note 6, Restructuring Programs, for more information. We recorded an additional $49 million of pension settlement losses related to the coffee business transactions within the gain on the coffee business transactions. Refer to Note 2, Divestitures and Acquisitions – Coffee Business Transactions, for more information.

Employer Contributions:

We make contributions to our U.S. and non-U.S. pension plans primarily to the extent that they are tax deductible and do not generate an excise tax liability. During the nine months ended September 30, 2015, we contributed $211 million to our U.S. plans and $212 million to our non-U.S. plans. Based on current tax law, we plan to make further contributions of approximately $3 million to our U.S. plans and approximately $114 million to our non-U.S. plans during the remainder of 2015. However, our actual contributions may differ due to many factors, including changes in tax and other benefit laws or significant differences between expected and actual pension asset performance or interest rates.

Postretirement Benefit Plans

Net postretirement health care costs consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in millions)

Service cost	$4	$4	$11	$10
Interest cost	5	5	17	16
Amortization:
Net loss from experience differences	3	1	10	4
Prior service credit	(1)	(3)	(5)	(8)

Net postretirement health care costs	$11	$7	$33	$22

Postemployment Benefit Plans

Net postemployment costs consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in millions)

Service cost	$2	$2	$5	$6
Interest cost	1	2	4	5

Net postemployment costs	$3	$4	$9	$11

Note 10. Stock Plans

Stock Options:

Stock option activity consisted of the following:

	Shares Subject to Option	Weighted-Average Exercise or Grant Price Per Share	Aggregate Intrinsic Value

Balance at January 1, 2015	56,431,551	$24.19	$685 million

Annual grants to eligible employees	8,899,530	36.94
Additional options granted	880,500	35.70

Total options granted	9,780,030	36.83
Options exercised	(5,573,601)	23.03	$88 million
Options cancelled	(2,435,433)	32.21

Balance at September 30, 2015	58,202,547	26.09	$233 million

Restricted Stock, Deferred Stock Units and Performance Share Units:

Restricted stock, deferred stock unit and performance share unit activity consisted of the following:

	Number of Shares	Grant Date	Weighted-Average Fair Value Per Share	Weighted-Average Aggregate Fair Value

Balance at January 1, 2015	10,582,640		$28.56

Annual grants to eligible employees:
Performance share units	1,598,290	Feb. 18, 2015	36.94
Restricted stock	386,910	Feb. 18, 2015	36.94
Deferred stock units	866,640	Feb. 18, 2015	36.94
Additional shares granted (1)	845,809	Various	37.44

Total shares granted	3,697,649		37.05	$137 million
Vested	(3,442,710)		37.18	$128 million
Forfeited	(1,160,533)		32.17

Balance at September 30, 2015	9,677,046		28.31

(1)	Includes performance share units, restricted stock and deferred stock units.

Share Repurchase Program:

During 2013, our Board of Directors authorized the repurchase of $7.7 billion of our Common Stock through December 31, 2016. On July 29, 2015, our Finance Committee, with authorization delegated from our Board of Directors, approved an increase of $6.0 billion in the share repurchase plan, raising the authorization to $13.7 billion of Common Stock repurchases, and extended the program through December 31, 2018. Repurchases under the program are determined by management and are wholly discretionary. During the nine months ended September 30, 2015, we repurchased 79.7 million shares of Common Stock at an average cost of $38.69 per share, or an aggregate cost of $3.1 billion, of which $3.0 billion was paid during the period. All share repurchases were funded through available cash and commercial paper issuances. Through September 30, 2015, we have repurchased $7.7 billion of shares ($3.1 billion in the first nine months of 2015, $1.9 billion in 2014 and $2.7 billion in 2013) and we have $6.0 billion in remaining share repurchase capacity.

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

In February 2013 and March 2014, Cadbury India Limited (now known as Mondelez India Foods Private Limited), a subsidiary of Mondelēz International, and other parties received show cause notices from the Indian Central Excise Authority (the “Excise Authority”) calling upon the parties to demonstrate why the Excise Authority should not collect a total of 3.7 billion Indian rupees (approximately $57 million U.S. dollars as of September 30, 2015) of unpaid excise tax and an equivalent amount of penalties, as well as interest, related to production at the same Indian facility. We contested these demands for unpaid excise taxes, penalties and interest. On March 27, 2015, after several hearings, the Commissioner of the Excise Authority issued an order denying the excise exemption that we claimed for the Indian facility and confirming the Excise Authority’s demands for total taxes and penalties in the amount of 5.8 billion Indian rupees (approximately $89 million U.S. dollars as of September 30, 2015). We have appealed this order. In addition, the Excise Authority issued another show cause notice, dated February 6, 2015, on the same issue but covering the period January to October 2014, thereby adding 1.0 billion Indian rupees (approximately $16 million U.S. dollars as of September 30, 2015) of unpaid excise taxes as well as penalties of up to 1.0 billion Indian rupees (approximately $16 million U.S. dollars as of September 30, 2015) and interest, to the amount claimed by the Excise Authority. We believe that the decision to claim the excise tax benefit is valid and we are continuing to contest the show cause notices through the administrative and judicial process.

In April 2013, the staff of the U.S. Commodity Futures Trading Commission (“CFTC”) advised us and Kraft Foods Group that it was investigating activities related to the trading of December 2011 wheat futures contracts that occurred prior to the Spin-Off of Kraft Foods Group. We cooperated with the staff in its investigation. On April 1, 2015, the CFTC filed a complaint against Kraft Foods Group and Mondelēz Global LLC (“Mondelēz Global”) in the U.S. District Court for the Northern District of Illinois, Eastern Division (the “CFTC action”). The complaint alleges that Kraft Foods Group and Mondelēz Global (1) manipulated or attempted to manipulate the wheat markets during the fall of 2011; (2) violated position limit levels for wheat futures and (3) engaged in non-competitive trades by trading both sides of exchange-for-physical Chicago Board of Trade wheat contracts. The CFTC seeks civil monetary penalties of either triple the monetary gain for each violation of the Commodity Exchange Act (the “Act”) or $1 million for each violation of Section 6(c)(1), 6(c)(3) or 9(a)(2) of the Act and $140,000 for each additional violation of the Act, plus post-judgment interest; an order of permanent injunction prohibiting Kraft Foods Group and Mondelēz Global from violating specified provisions of the Act; disgorgement of profits; and costs and fees. On June 1, 2015, Mondelēz Global and Kraft Foods Group filed a motion to dismiss the CFTC’s claims of market manipulation and attempted manipulation. Additionally, several class action complaints were filed against Kraft Foods Group and Mondelēz Global in the U.S. District Court for the Northern District of Illinois by investors in wheat futures and options on behalf of themselves and others similarly situated. The complaints make similar allegations as those made in the CFTC action and seek class action certification; an unspecified amount for damages, interest and unjust enrichment; costs and fees; and injunctive, declaratory, and other unspecified relief. On June 4, 2015, these suits were consolidated in the Northern District of Illinois. It is not possible to predict the outcome of these matters; however, based on our Separation and Distribution Agreement with Kraft Foods Group dated as of September 27, 2012, we expect to predominantly bear any monetary penalties or other payments in connection with the CFTC action.

While we cannot predict with certainty the results of any Legal Matters in which we are currently involved, we do not expect that the ultimate costs to resolve any of these Legal Matters, individually or in the aggregate, will have a material effect on our financial results.

Third-Party Guarantees:

We enter into third-party guarantees primarily to cover the long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At September 30, 2015, we had no material third-party guarantees recorded on our consolidated balance sheet.

Note 12.  Reclassifications from Accumulated Other Comprehensive Income

The components of accumulated other comprehensive earnings / (losses) attributable to Mondelēz International were:

	Mondelēz International Shareholders’ Equity
	Currency		Derivatives
	Translation	Pension and	Accounted for
	Adjustments	Other Benefits	as Hedges	Total
	(in millions)
Balances at January 1, 2014	$(1,414)	$(1,592)	$117	$(2,889)

Other comprehensive earnings / (losses), before reclassifications:
Currency translation adjustment (1)	(2,069)	90	–	(1,979)
Pension and other benefits	–	16	–	16
Derivatives accounted for as hedges	383	–	(78)	305
Losses / (gains) reclassified into net earnings	–	125	(22)	103
Tax (expense) / benefit	(150)	(47)	57	(140)

Total other comprehensive earnings / (losses)				(1,695)

Balances at September 30, 2014	$(3,250)	$(1,408)	$74	$(4,584)

Balances at January 1, 2015	$(5,042)	$(2,274)	$(2)	$(7,318)

Other comprehensive earnings / (losses), before reclassifications:
Currency translation adjustment (1)	(2,749)	97	–	(2,652)
Pension and other benefits	–	99	–	99
Derivatives accounted for as hedges	303	–	(103)	200
Losses / (gains) reclassified into net earnings	–	229	27	256
Tax (expense) / benefit	(111)	(99)	16	(194)

Total other comprehensive earnings / (losses)				(2,291)

Balances at September 30, 2015	$(7,599)	$(1,948)	$(62)	$(9,609)

(1)	The condensed consolidated statement of other comprehensive earnings includes currency translation adjustment attributable to noncontrolling interests of $(22) million for the nine months ended September 30, 2015 and $(19) million for the nine months ended September 30, 2014.

Amounts reclassified from accumulated other comprehensive earnings / (losses) and their locations in the condensed consolidated financial statements were as follows:

	For the Three Months Ended		For the Nine Months Ended		Location of Gain / (Loss)
	September 30,		September 30,		Recognized
	2015	2014	2015	2014	in Net Earnings
	(in millions)
Pension and other benefits:
Reclassification of losses / (gains) into net earnings:
Amortization of experience losses and prior service costs (1)	$46	$31	$165	$100
Settlement losses (1)	51	9	64	25
Tax impact	(28)	(26)	(64)	(47)	Provision for income taxes
Derivatives accounted for as hedges:
Reclassification of losses / (gains) into net earnings:
Currency exchange contracts - forecasted transactions	13	(13)	(79)	(9)	Cost of sales
Commodity contracts	62	(5)	65	(16)	Cost of sales
Interest rate contracts	–	–	41	3	Interest and other expense / (income)
Tax impact	(10)	2	(20)	3	Provision for income taxes

Total reclassifications into net earnings, net of tax	$134	$(2)	$172	$59

(1)	These items are included in the components of net periodic benefit costs disclosed in Note 9, Benefit Plans.

Note 13. Income Taxes

During 2015, as part of our ongoing remediation efforts related to the material weakness in internal controls over the accounting for income taxes, we recorded immaterial out-of-period adjustments of $5 million benefit for the three months and $6 million expense for the nine months ended September 30, 2015. During 2014, we recorded immaterial out-of-period adjustments of $20 million for the three months and $15 million for the nine months ended September 30, 2014. The out-of-period adjustments were not material to the consolidated financial statements for any prior period.

Based on current tax laws, our 2015 estimated annual effective tax rate, excluding impacts from the third quarter gain on the disposition of our coffee business, is 23.1%, reflecting favorable impacts from the mix of pre-tax income in various non-U.S. tax jurisdictions. Our 2015 third quarter effective tax rate of 4.5% benefitted from the one-time third quarter sale of our coffee business that resulted in a pre-tax gain of $7,122 million and $197 million of related tax expense, as well as $21 million of tax costs incurred to remit proceeds up from lower-tier foreign subsidiaries to allow cash to be redeployed within our retained foreign operations. Other discrete one-time events, which partially offset the costs associated with the sale of our coffee business, of $40 million primarily related to favorable audit settlements and expirations of statutes of limitations in several jurisdictions. Our effective tax rate for the nine months ended September 30, 2015 of 6.5% was favorably impacted by the sale of our coffee business in the third quarter. Other significant discrete one-time events consisted of $54 million of tax charges related to the sale of our interest in AGF ($32 million in the first quarter upon the investment’s change to held-for-sale status and an additional $22 million upon the closing of the sale in the second quarter), and $75 million from favorable audit settlements and expirations of statutes of limitations in several jurisdictions.

As of the third quarter of 2014, our estimated annual effective tax rate for 2014 was 21.2%, reflecting favorable impacts from the mix of pre-tax income in various non-U.S. tax jurisdictions, partially offset by the remeasurement of our Venezuelan net monetary assets. Our 2014 third quarter effective tax rate of 16.5% was favorably impacted by net tax benefits from $65 million of discrete one-time events. The discrete net tax benefits primarily related to $109 million from favorable tax audit settlements and expirations of statutes of limitations in several jurisdictions, partially offset by $20 million of out-of-period adjustments. Our effective tax rate for the nine months ended September 30, 2014 of 12.5% was favorably impacted by net tax benefits from $169 million of discrete one-time events. The discrete net tax benefits primarily related to favorable tax audit settlements and expirations of statutes of limitations in several jurisdictions.

Note 14.  Earnings Per Share

Basic and diluted earnings per share (“EPS”) were calculated using the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in millions, except share and per share data)

Net earnings	$7,268	$902	$8,007	$1,694
Noncontrolling interest	2	3	11	10

Net earnings attributable to Mondelēz International	$7,266	$899	$7,996	$1,684

Weighted-average shares for basic EPS	1,609	1,688	1,627	1,695
Plus incremental shares from assumed conversions of stock options and long-term incentive plan shares	20	17	19	18

Weighted-average shares for diluted EPS	1,629	1,705	1,646	1,713

Basic earnings per share attributable to Mondelēz International	$4.52	$0.53	$4.91	$0.99
Diluted earnings per share attributable to Mondelēz International	$4.46	$0.53	$4.86	$0.98

We exclude antidilutive Mondelēz International stock options from our calculation of weighted-average shares for diluted EPS. We excluded less than 1 million antidilutive stock options for the three months and 10.8 million antidilutive stock options for the nine months ended September 30, 2015 and we excluded 9.7 million antidilutive stock options for the three months and 8.1 million antidilutive stock options for the nine months ended September 30, 2014.

Note 15. Segment Reporting

We manufacture and market primarily snack food products, including biscuits (cookies, crackers and salted snacks), chocolate, gum & candy and various cheese & grocery products, as well as powdered beverage products. We manage our global business and report operating results through geographic units.

Our operations and management structure are organized into five reportable operating segments:

•	Latin America
•	Asia Pacific
•	EEMEA
•	Europe
•	North America

We manage our operations by region to leverage regional operating scale, manage different and changing business environments more effectively and pursue growth opportunities as they arise in our key markets. Historically, we have recorded income from equity method investments within our operating income as these investments operated as extensions of our base business. Beginning in the third quarter of 2015, to align with the accounting for our new coffee equity method investment in JDE, we began to record the earnings from our equity method investments in after-tax equity method investment earnings outside of segment operating income. Earnings from equity method investments through July 2, 2015 recorded within segment operating income were $49 million in Asia Pacific, $3 million in EEMEA and $4 million in North America. For the three months ended September 30, 2014, these earnings were $19 million in Asia Pacific, $1 million in EEMEA and $3 million in North America. For the nine months ended September 30, 2014, these earnings were $73 million in Asia Pacific, $3 million in EEMEA and $7 million in North America. Also in 2015, we began to report stock-based compensation for our corporate employees, which was previously reported within our North America region, within general corporate expenses. We reclassified corporate stock-based compensation expense out of the North America segment of $7 million during the three months and $22 million during the nine months ended September 30, 2015.

We use segment operating income to evaluate segment performance and allocate resources. We believe it is appropriate to disclose this measure to help investors analyze segment performance and trends. Segment operating income excludes unrealized gains and losses on hedging activities (which are a component of cost of sales), general corporate expenses (which are a component of selling, general and administrative expenses), amortization of intangibles, gains and losses on divestitures or acquisitions, gain on the coffee business transactions and acquisition-related costs (which are a component of selling, general and administrative expenses) in all periods presented. We exclude these items from segment operating income in order to provide better transparency of our segment operating results. Furthermore, we centrally manage interest and other expense / (income). Accordingly, we do not present these items by segment because they are excluded from the segment profitability measure that management reviews.

Our segment net revenues and earnings were:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in millions)
Net revenues:
Latin America	$1,233	$1,315	$3,730	$3,913
Asia Pacific	1,101	1,153	3,278	3,460
EEMEA	586	894	2,150	2,740
Europe	2,173	3,215	7,963	10,151
North America	1,756	1,760	5,151	5,150

Net revenues	$6,849	$8,337	$22,272	$25,414

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in millions)
Earnings before income taxes:
Operating income:
Latin America	$134	$120	$422	$304
Asia Pacific	71	65	321	364
EEMEA	52	93	184	303
Europe	298	368	885	1,294
North America	275	272	817	744
Unrealized gains / (losses) on hedging activities	(4)	39	75	(8)
General corporate expenses	(95)	(56)	(240)	(191)
Amortization of intangibles	(45)	(48)	(137)	(157)
Gains on coffee business transactions and divestiture	7,122	–	7,135	–
Acquisition-related costs	(6)	–	(8)	–

Operating income	7,802	853	9,454	2,653
Interest and other (expense) / income	(114)	227	(814)	(717)

Earnings before income taxes	$7,688	$1,080	$8,640	$1,936

Items impacting our segment operating results are discussed in Note 1, Basis of Presentation, including the Venezuelan currency devaluation, Note 2, Divestitures and Acquisitions, and Note 6, Restructuring Programs. Also see Note 7, Debt, and Note 8, Financial Instruments, for more information on our interest and other expense / (income) for each period.

Total assets by segment were:

	As of September 30,	As of December 31,
	2015	2014
	(in millions)
Total assets (1):
Latin America	$5,654	$6,470
Asia Pacific (2)	8,057	8,068
EEMEA (2)	4,100	5,153
Europe (2)	21,993	24,568
North America	21,332	21,287
Equity method investments	4,895	662
Unallocated assets (3)	359	607

Total assets	$66,390	$66,815

(1)	Beginning in the third quarter of 2015, earnings from equity method investees are reported outside of segment operating income, as discussed above in this Note and Note 1, Basis of Presentation – Equity Method Investments, and outside of segment assets. We reclassified equity method investments above as of December 31, 2014 on a basis consistent with the 2015 presentation.
(2)	On July 2, 2015, we deconsolidated our global coffee businesses, primarily from our Europe, EEMEA and Asia Pacific segments. See Note 2, Divestitures and Acquisitions – Coffee Business Transactions, for more information.
(3)	Unallocated assets consist primarily of cash and cash equivalents, deferred income taxes, centrally held property, plant and equipment, prepaid pension assets and derivative financial instrument balances.

Net revenues by product category were:

	For the Three Months Ended September 30, 2015
	Latin	Asia			North
	America	Pacific	EEMEA	Europe	America	Total
	(in millions)

Biscuits	$428	$356	$125	$592	$1,403	$2,904
Chocolate	184	370	232	1,086	64	1,936
Gum & Candy	262	171	134	177	289	1,033
Beverages (1)	178	76	45	43	–	342
Cheese & Grocery	181	128	50	275	–	634

Total net revenues	$1,233	$1,101	$586	$2,173	$1,756	$6,849

	For the Three Months Ended September 30, 2014 (2)
	Latin	Asia			North
	America	Pacific	EEMEA	Europe	America	Total
	(in millions)

Biscuits	$338	$294	$165	$712	$1,382	$2,891
Chocolate	253	408	287	1,214	76	2,238
Gum & Candy	314	191	152	216	302	1,175
Beverages (1)	232	100	227	723	–	1,282
Cheese & Grocery	178	160	63	350	–	751

Total net revenues	$1,315	$1,153	$894	$3,215	$1,760	$8,337

	For the Nine Months Ended September 30, 2015
	Latin	Asia			North
	America	Pacific	EEMEA	Europe	America	Total
	(in millions)

Biscuits	$1,144	$940	$396	$1,828	$4,161	$8,469
Chocolate	680	1,074	627	3,204	161	5,746
Gum & Candy	852	550	418	558	829	3,207
Beverages (1)	570	324	502	1,493	–	2,889
Cheese & Grocery	484	390	207	880	–	1,961

Total net revenues	$3,730	$3,278	$2,150	$7,963	$5,151	$22,272

	For the Nine Months Ended September 30, 2014 (2)
	Latin	Asia			North
	America	Pacific	EEMEA	Europe	America	Total
	(in millions)

Biscuits	$998	$898	$483	$2,228	$4,121	$8,728
Chocolate	833	1,155	751	3,804	189	6,732
Gum & Candy	893	585	499	677	840	3,494
Beverages (1)	684	359	782	2,348	–	4,173
Cheese & Grocery	505	463	225	1,094	–	2,287

Total net revenues	$3,913	$3,460	$2,740	$10,151	$5,150	$25,414

(1)	On July 2, 2015, we contributed our global coffee businesses primarily from our Europe, EEMEA and Asia Pacific segment beverage categories. The year-over-year decrease in beverages primarily reflects the coffee business transactions and unfavorable currency on our remaining beverage business. The impact of deconsolidating our coffee businesses on July 2, 2015 was $670 million in Europe, $169 million in EEMEA and $16 million in Asia Pacific on a year-over-year third quarter and constant currency basis. The impact of deconsolidating our coffee businesses on July 2, 2015 was $824 million in Europe, $250 million in EEMEA, $10 million in Asia Pacific and $2 million in Latin America on a year-over-year nine month period and constant currency basis. Refer to Note 2, Divestitures and Acquisitions – Coffee Business Transactions, for more information.
(2)	During 2014, we realigned some of our products across product categories and as such, we reclassified the product category net revenues on a basis consistent with the 2015 presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Description of the Company

We manufacture and market primarily snack food products, including biscuits (cookies, crackers and salted snacks), chocolate, gum & candy and various cheese & grocery products, as well as powdered beverage products. We have operations in more than 80 countries and sell our products in approximately 165 countries.

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

Coffee Business Transactions

On July 2, 2015, we completed transactions to combine our wholly owned coffee businesses (including our coffee portfolio in France) with those of D.E Master Blenders 1753 B.V. (“DEMB”) to create a new company, Jacobs Douwe Egberts or JDE. We now hold a 43.5% equity interest in JDE and Acorn Holdings B.V., owner of DEMB, holds a 56.5% share. In connection with the transaction, we recorded a preliminary pre-tax gain of $7.1 billion (or $6.9 billion after-taxes) on the contribution of our global coffee businesses during the three months ended September 30, 2015. In addition, we recorded approximately $1 billion of net gains on currency exchange forward contracts related to the hedging of proceeds for the transaction as described further below in this section. The consideration we received to date for our coffee businesses consists of €3.8 billion of cash ($4.2 billion U.S. dollars as of July 2, 2015), a 43.5 percent equity interest in JDE and $1.1 billion in receivables related to estimated sales price adjustments and tax formation cost payments expected to be paid in 2016. During the third quarter, we also recorded $283 million of cash and receivables related to the reimbursement of costs from JDE which we incurred related to separating our coffee businesses. The cash and equity consideration we received reflects an adjustment for retaining our interest in a Korea-based joint venture, Dongsuh Foods Corporation, which was part of the original transaction and valuation. During the second quarter of 2015, we also completed the sale of our interest in a Japanese coffee joint venture, Ajinomoto General Foods, Inc. (“AGF”), which had also been considered in the original transaction and valuation. In lieu of contributing our interest in the AGF joint venture to JDE, we contributed the net cash proceeds from the sale, and the transaction did not change the consideration received for our global coffee businesses. Please see refer to Note 2, Divestitures and Acquisitions, for more information on the divestiture of AGF.

During the third quarter we completed a preliminary valuation of our investment in JDE as of the closing date and recorded a $4.5 billion estimated investment in JDE within equity method investments on the condensed consolidated balance sheet. We and JDE are currently in the process of finalizing the value of JDE and our investment in JDE as of the closing date. The value of our investment in JDE is also affected by the estimated sales price adjustment that will be settled in 2016. As such, the contribution proceeds we recorded, including the values for our investment in JDE and the sales price adjustment, are estimated and subject to further adjustment as we work with Acorn Holdings B.V. and JDE to address the remaining terms of the agreement. As a result, the final amount of consideration we receive and the gain we recognize on the transactions may change materially until we conclude these matters.

As a result of the transaction, our snacks product categories, consisting of biscuits, chocolate, gum and candy, make up the majority of our business portfolio, contributing approximately 84% of our 2015 year to date and 85% of our 2014 net revenues after excluding coffee net revenues. By retaining a significant stake in JDE, the coffee category will continue to be significant to our results. As such, we have reflected our historical coffee results and equity earnings from JDE in results from continuing operations reflecting the fact that results from the coffee category continue to be a significant part of our net earnings and strategy going forward.

Additionally, we recorded currency-related net gains of $29 million in the three months and $436 million in the nine months ended September 30, 2015 and $420 million in the three months and $413 million in the nine months ended September 30, 2014 due to currency exchange forward contracts related to the receipt of the coffee business transaction proceeds and the subsequent transfers of these funds to our subsidiaries, as detailed below. To lock in an expected pre-tax U.S. dollar value of approximately $5 billion related to the estimated €4 billion cash receipt upon closing, we entered into currency exchange forward contracts beginning in May 2014, when the transaction was announced. We recognized a $19 million gain on the final settlement of the forward contracts during the three months ended September 30, 2015 and a net gain of $405 million on these contracts during 2015. In 2014, we recognized $420 million of gains in the three months and $413 million in the nine months ended September 30, 2014. The currency hedge gains and losses were recorded in interest and other expense / (income). Cumulatively over 2014 and through the final settlement of the forward contracts on July 6, 2015, we realized aggregate net gains and received cash of approximately $1.0 billion on these currency exchange forward contracts. In addition to the receipt of $4.2 billion of cash consideration to date, we received $1 billion of cash from realized hedges for a total of $5.2 billion of cash received to date related to the coffee business transactions.

During the second quarter of 2015, we entered into currency exchange forward contracts to hedge a portion of the cash payments to be made to our subsidiaries in multiple countries where coffee net assets and shares were deconsolidated. During July 2015, we settled these forward contracts with a notional value of €1.6 billion and realized a net loss of $4 million in the three months ended and a net gain of $17 million in the nine months ended September 30, 2015. In connection with transferring the funds to our subsidiaries that deconsolidated net assets and shares, we incurred additional currency gains of $14 million in the third quarter. These currency-related gains and losses were recorded within interest and other expense / (income).

Summary of Results

•	Net revenues decreased 17.8% to $6.8 billion in the third quarter of 2015 and decreased 12.4% to $22.3 billion in the first nine months of 2015 as compared to the same periods in the prior year. Net revenues in 2015 were significantly affected by unfavorable currency translation, as the U.S. dollar strengthened against most currencies in which we operate compared to exchange rates in the prior year, and the July 2, 2015 deconsolidation of our global coffee business.

•	Organic Net Revenue increased 3.7% to $7.8 billion in the third quarter of 2015 and increased 3.4% to $23.5 billion in the first nine months of 2015 as compared to the same periods in the prior year. Organic Net Revenue is a non-GAAP financial measure we use to evaluate our underlying results (see the definition of Organic Net Revenue and our reconciliation with net revenues within Non-GAAP Financial Measures appearing later in this section).

•	Diluted EPS attributable to Mondelēz International increased 741.5% to $4.46 in the third quarter of 2015 and increased 395.9% to $4.86 in the first nine months of 2015 as compared to the same periods in the prior year. A number of significant items affected the comparability of our reported results, as further described in the Discussion and Analysis of Historical Results appearing later in this section and in the notes to the condensed consolidated financial statements.

•	Adjusted EPS decreased 16.0% to $0.42 in the third quarter of 2015 and increased 0.8% to $1.30 in the first nine months of 2015 as compared to the same periods in the prior year. On a constant currency basis, Adjusted EPS remained flat at $0.50 in the third quarter of 2015 and increased 18.6% to $1.53 in the first nine months of 2015. Adjusted EPS is a non-GAAP financial measure we use to evaluate our underlying results (see the definition of Adjusted EPS and our reconciliation with diluted EPS within Non-GAAP Financial Measures appearing later in this section).

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

We also monitor a number of factors and trends that we expect may affect our revenues and profitability. During the first nine months of 2015, we continued to note trends similar to those we highlighted in our most recently filed Annual Report on Form 10-K for the year ended December 31, 2014. In particular, volatility in the global commodity and currency markets continued. Refer to Commodity Trends appearing later in this section and Note 1, Basis of Presentation — Currency Translation and Highly Inflationary Accounting, for additional information on our commodity costs and specific currency risks we are monitoring.

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

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	See Note	2015	2014	2015	2014
		(in millions)

Coffee business transactions	Note 2
Gain on contribution		$7,122	$–	$7,122	$–
Incremental costs for readying the businesses		(54)	(10)	(239)	(15)
Currency-related net gains (1)		29	420	436	413

2014-2018 Restructuring Program:	Note 6
Restructuring charges		(146)	(25)	(442)	(26)
Implementation charges		(75)	(42)	(185)	(51)

2012-2014 Restructuring Program:	Note 6
Restructuring charges		–	(163)	3	(259)
Implementation charges		–	(23)	–	(66)

Remeasurement of Venezuelan net monetary assets:	Note 1
Q1 2014: 6.30 to 10.70 bolivars to U.S. dollar		–	–	–	(161)
Q1 2015: 11.50 to 12.00 bolivars to U.S. dollar		–	–	(11)	–

Loss on debt extinguishment and related expenses	Note 7	–	–	(713)	(495)

Gain on AGF divestiture	Note 2	–	–	13	–

Effective tax rate	Note 13	4.5%	16.5%	6.5%	12.5%

(1)	To lock in an expected U.S. dollar value of approximately $5 billion related to the estimated €4 billion cash receipt upon closing, we entered into currency exchange forward contracts beginning in May 2014, when the transaction was announced. We recognized a $19 million gain on the final settlement of the forward contracts during the three months ended September 30, 2015 and a net gain of $405 million on these contracts during 2015. We also monetized additional hedges during July 2015 and realized net pre-tax gains of $17 million, of which net losses of $4 million were recognized in the third quarter of 2015. In connection with transferring the funds to our subsidiaries that deconsolidated net assets and shares, we incurred additional currency gains of $14 million in the third quarter. Refer to Note 2, Divestitures and Acquisitions – Coffee Business Transactions, for more information.

Consolidated Results of Operations

The following discussion compares our consolidated results of operations for the three months and nine months ended September 30, 2015 and 2014.

Three Months Ended September 30:

	For the Three Months Ended
	September 30,
	2015	2014	$ change	% change
	(in millions, except per share data)

Net revenues	$6,849	$8,337	$(1,488)	(17.8)%

Operating income	7,802	853	6,949	814.7%

Net earnings attributable to Mondelēz International	7,266	899	6,367	708.2%

Diluted earnings per share attributable to Mondelēz International	4.46	0.53	3.93	741.5%

Net Revenues – Net revenues decreased $1,488 million (17.8%) to $6,849 million in the third quarter of 2015, and Organic Net Revenue (1) increased $279 million (3.7%) to $7,761 million. Organic Net Revenue growth was driven mostly by our Power Brands, which grew 5.1%. In addition, emerging markets grew 10.3% and accounted for the entire increase in our Organic Net Revenue. The underlying changes in net revenues and Organic Net Revenue are detailed below:

	2015
Change in net revenues (by percentage point)
Higher net pricing	7.4	pp
Unfavorable volume/mix	(3.7	)pp

Total change in Organic Net Revenue (1)	3.7%
Unfavorable currency	(13.6	)pp
Historical coffee business (2)	(9.3	)pp
Impact of acquisitions	1.1	pp
Impact of accounting calendar change	0.3	pp

Total change in net revenues	(17.8)%

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.
(2)	Includes our historical global coffee business prior to the July 2, 2015 coffee business transactions. Refer to Note 2, Divestitures and Acquisitions, and Non-GAAP Financial Measures appearing later in this section for more information.

Organic Net Revenue growth was driven by higher net pricing, partially offset by unfavorable volume/mix. Net pricing was up, reflecting the effects of input cost-driven pricing actions taken during the first nine months of 2015. Higher net pricing was reflected across all segments. Unfavorable volume/mix was largely due to price elasticity as well as strategic decisions to exit certain low-margin product lines. Unfavorable volume/mix was reflected across all segments except North America. Unfavorable currency impacts decreased net revenues by $1,015 million, due primarily to the strength of the U.S. dollar relative to several currencies, including the euro, Brazilian real, Russian ruble, Australian dollar, British pound sterling and Canadian dollar. The adjustment for deconsolidating our historical coffee business resulted in a year-over-year decrease in net revenues of $855 million for the quarter. The July 15, 2015 acquisition of a biscuit operation in Vietnam added $74 million in incremental net revenues for the quarter. The February 16, 2015 acquisition of the Enjoy Life Foods snacking business in North America added $10 million in incremental net revenues for the quarter. The North America segment accounting calendar change resulted in a year-over-year increase in net revenues of $19 million for the quarter.

Operating Income – Operating income increased $6,949 million (814.7%) to $7,802 million in the third quarter of 2015, Adjusted Operating Income (1) increased $34 million (3.7%) to $965 million and Adjusted Operating Income on a constant currency basis (1) increased $165 million (17.7%) to $1,096 million due to the following:

	Operating Income	Change
	(in millions)	(percentage point)

Operating Income for the Three Months Ended September 30, 2014	$853
Spin-Off Costs (2)	4	0.7pp
2012-2014 Restructuring Program costs (3)	186	25.7pp
2014-2018 Restructuring Program costs (3)	67	11.6pp
Integration Program and other acquisition integration costs (4)	(1)	(0.1)pp
Remeasurement of net monetary assets in Venezuela (5)	19	3.4pp
Costs associated with the coffee business transactions (6)	10	1.6pp
Operating income from historical coffee business (7)	(184)	(21.9)pp
Operating income from divestiture (8)	(1)	(0.2)pp
Reclassification of equity method investment earnings (9)	(22)	(3.5)pp

Adjusted Operating Income (1) for the Three Months Ended September 30, 2014	$931
Higher net pricing	550	59.1pp
Higher input costs	(212)	(22.8)pp
Unfavorable volume/mix	(98)	(10.6)pp
Higher selling, general and administrative expenses	(65)	(7.0)pp
Change in unrealized gains/losses on hedging activities	(32)	(3.4)pp
Impact of acquisitions (10)	17	1.8pp
Impact of accounting calendar change (5)	8	0.9pp
Other, net	(3)	(0.3)pp

Total change in Adjusted Operating Income (constant currency) (1)	165	17.7%
Unfavorable currency—translation	(131)	(14.0)pp

Total change in Adjusted Operating Income (1)	34	3.7%

Adjusted Operating Income (1) for the Three Months Ended September 30, 2015	$965
2014-2018 Restructuring Program costs (3)	(221)	(31.8)pp
Acquisition integration costs (4)	(4)	(0.5)pp
Costs associated with the coffee business transactions (6)	(54)	(8.2)pp
Gain on the coffee business transactions (6)	7,122	835.0pp
Acquisition-related costs (10)	(6)	(0.8)pp

Operating Income for the Three Months Ended September 30, 2015	$7,802	814.7%

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.
(2)	Refer to Note 2 to the consolidated financial statements in our Form 10-K for the year ended December 31, 2014 for more information on Spin-Off Costs incurred following the Kraft Foods Group, Inc. (“Kraft Foods Group”) divestiture.
(3)	Refer to Note 6, Restructuring Programs, for more information on our 2014-2018 Restructuring Program and our 2012-2014 Restructuring Program.
(4)	Refer to Note 7, Integration Program and Cost Savings Initiatives, to the consolidated financial statements in our Form 10-K for the year ended December 31, 2014 for more information on our integration costs in 2014. See Note 2, Divestitures and Acquisitions, for more information on the 2015 acquisition of a biscuit operation in Vietnam.
(5)	Refer to Note 1, Basis of Presentation, for more information on the remeasurements of net monetary assets in Venezuela in the prior-year period and the accounting calendar change in the current year.
(6)	Refer to Note 2, Divestitures and Acquisitions, for more information on the coffee business transactions.
(7)	Includes our historical global coffee business prior to the July 2, 2015 coffee business transactions. Refer to Note 2, Divestitures and Acquisitions, and Non-GAAP Financial Measures appearing later in this section for more information.
(8)	Includes the divestiture of AGF that closed on April 23, 2015 and does not include the deconsolidation of our coffee businesses. Refer to Note 2, Divestitures and Acquisitions, and Non-GAAP Financial Measures appearing later in this section for more information.
(9)	Historically, we have recorded income from equity method investments within our operating income as these investments operated as extensions of our base business. Beginning in the third quarter of 2015, to align with the accounting for JDE earnings, we began to record the earnings from our equity method investments in after-tax equity method investment earnings outside of operating income. In periods prior to July 2, 2015, we have reclassified the equity method earnings from Adjusted Operating Income to evaluate our operating results on a consistent basis.
(10)	Refer to Note 2, Divestitures and Acquisitions, for more information on the 2015 acquisitions of a biscuit operation in Vietnam and Enjoy Life Foods.

During the quarter, higher net pricing outpaced increased input costs. Higher net pricing, primarily reflecting the impact of pricing actions taken during the first nine months of 2015, was reflected across all segments. The increase in input costs was driven by higher raw material costs, in part due to higher currency exchange transaction costs on imported materials, partially offset by lower manufacturing costs. Unfavorable volume/mix was reflected across all segments.

Total selling, general and administrative expenses decreased $263 million from the third quarter of 2014 due to a number of factors noted in the table above, including in part, a favorable currency impact, the adjustment for deconsolidating our historical coffee business, the absence of 2012-2014 Restructuring Program costs and remeasurement losses in 2014 related to our net monetary assets in Venezuela. The decreases were partially offset by increases in costs associated with the coffee business transactions and costs incurred for the 2014-2018 Restructuring Program.

Excluding the factors noted above, selling, general and administrative expenses increased $65 million from the third quarter of 2014. The increase was driven primarily by higher advertising and consumer promotions support, particularly behind our Power Brands.

Excluding the portion related to deconsolidating our historical coffee business, the change in unrealized gains / (losses) decreased operating income by $32 million in the third quarter of 2015. In the third quarter of 2015, the net unrealized losses on currency and commodity hedging activity were $4 million, as compared to net unrealized gains of $28 million ($39 million including coffee-related activity) in the third quarter of 2014 related to currency and commodity hedging activity.

Unfavorable currency impacts decreased operating income by $130 million, due primarily to the strength of the U.S. dollar relative to several currencies, including the euro, Brazilian real, Australian dollar, British pound sterling, Russian ruble and Venezuelan bolivar.

Operating income margin increased from 10.2% in the third quarter of 2014 to 113.9% in the third quarter of 2015. The increase in operating income margin was driven primarily by the pre-tax gain on the coffee transactions, the absence of 2012-2014 Restructuring Program costs and an increase in our Adjusted Operating Income margin. Items that decreased our operating income margin were costs incurred for the 2014-2018 Restructuring Program, the adjustment for deconsolidating our historical coffee business and costs associated with the coffee business transactions. Adjusted Operating Income margin increased from 12.4% in the third quarter of 2014 to 14.1% in the third quarter of 2015. The increase in Adjusted Operating Income margin was driven primarily by an improved gross margin reflecting productivity efforts and the year-over-year unfavorable impact of unrealized gains / (losses) on currency and commodity hedging activities, partially offset by higher advertising and consumer promotions support.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $7,266 million increased by $6,367 million (708.2%) in the third quarter of 2015. Diluted EPS attributable to Mondelēz International was $4.46 in the third quarter of 2015, up $3.93 (741.5%) from the third quarter of 2014. Adjusted EPS (1) was $0.42 in the third quarter of 2015, down $0.08 (16.0%) from the third quarter of 2014. Adjusted EPS on a constant currency basis (1) was $0.50 in the third quarter of 2015, flat to the third quarter of 2014. These changes were due to the following net of tax items:

Diluted EPS

Diluted EPS Attributable to Mondelēz International for the Three Months Ended September 30, 2014	$0.53
Spin-Off Costs (2)	–
2012-2014 Restructuring Program costs (3)	0.08
2014-2018 Restructuring Program costs (3)	0.03
Integration Program and other acquisition integration costs (4)	–
Remeasurement of net monetary assets in Venezuela (5)	0.01
(Income) / costs associated with the coffee business transactions (6)	(0.15)
Net earnings from divestiture (7)	–

Adjusted EPS (1) for the Three Months Ended September 30, 2014	$0.50
Increase in operations	0.09
Decrease in operations from historical coffee business and equity method investments (8)	(0.08)
Change in unrealized gains / (losses) on hedging activities	(0.02)
Impact of acquisitions (9)	0.01
Impact of accounting calendar change	–
Lower interest and other expense / (income) (10)	0.02
Changes in shares outstanding (11)	0.02
Changes in income taxes (12)	(0.04)

Adjusted EPS (constant currency) (1) for the Three Months Ended September 30, 2015	$0.50
Unfavorable currency—translation	(0.08)

Adjusted EPS (1) for the Three Months Ended September 30, 2015	$0.42
2014-2018 Restructuring Program costs (3)	(0.11)
Acquisition integration costs (4)	–
Income / (costs) associated with the coffee business transactions (6)	(0.04)
Gain on the coffee business transactions (6)	4.25
Equity method investee acquisition-related and other adjustments (13)	(0.06)
Acquisition-related costs (9)	–

Diluted EPS Attributable to Mondelēz International for the Three Months Ended September 30, 2015	$4.46

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.
(2)	Refer to Note 2 to the consolidated financial statements in our Form 10-K for the year ended December 31, 2014 for more information on Spin-Off Costs incurred following the Kraft Foods Group divestiture.
(3)	Refer to Note 6, Restructuring Programs, for more information on our 2014-2018 Restructuring Program and our 2012-2014 Restructuring Program.
(4)	Refer to Note 7, Integration Program and Cost Savings Initiatives, to the consolidated financial statements in our Form 10-K for the year ended December 31, 2014 for more information on our integration costs in 2014. See Note 2, Divestitures and Acquisitions, for more information on the 2015 acquisition of a biscuit operation in Vietnam.
(5)	Refer to Note 1, Basis of Presentation, for more information on the remeasurements of net monetary assets in Venezuela.
(6)	Refer to Note 2, Divestitures and Acquisitions, for more information on the coffee business transactions. During the three months ended September 30, 2015, we recorded a $7,122 million gain on the coffee business transactions that resulted in a $4.25 impact based on weighted-average shares outstanding for the quarter. Net gains of $29 million in 2015 and $420 million in 2014 on the currency hedges related to the coffee business transactions were recorded in interest and other expense / (income) and are included in the income / (costs) associated with the coffee business transactions of $0.04 in 2015 and $0.15 in 2014 above.
(7)	Includes the divestiture of AGF that closed on April 23, 2015 and does not include deconsolidation of our coffee businesses. Refer to Note 2, Divestitures and Acquisitions, and Non-GAAP Financial Measures appearing later in this section for more information.
(8)	Includes our historical coffee business results and equity earnings from JDE and our other equity method investees. Refer to Note 2, Divestitures and Acquisitions, and Non-GAAP Financial Measures appearing later in this section for more information.

(9)	Refer to Note 2, Divestitures and Acquisitions, for more information on the 2015 acquisitions of a biscuit operation in Vietnam and Enjoy Life Foods.
(10)	Excludes the favorable currency impact on interest expense related to our non-U.S. dollar-denominated debt which is included in currency translation.
(11)	Refer to Note 10, Stock Plans, for more information on our equity compensation programs and share repurchase program and Note 14, Earnings Per Share, for earnings per share weighted-average share information.
(12)	Refer to Note 13, Income Taxes, for more information on the change in our income taxes and effective tax rate.
(13)	Includes our proportionate share of unusual or infrequent items, such as acquisition and divestiture-related costs and restructuring program costs, recorded by our JDE equity method investee.

Nine Months Ended September 30:

	For the Nine Months Ended
	September 30,
	2015	2014	$ change	% change
	(in millions, except per share data)

Net revenues	$22,272	$25,414	$(3,142)	(12.4)%

Operating income	9,454	2,653	6,801	256.4%

Net earnings attributable to Mondelēz International	7,996	1,684	6,312	374.8%

Diluted earnings per share attributable to Mondelēz International	4.86	0.98	3.88	395.9%

Net Revenues – Net revenues decreased $3,142 million (12.4%) to $22,272 million in the first nine months of 2015, and Organic Net Revenue (1) increased $768 million (3.4%) to $23,469 million. Organic Net Revenue growth was driven entirely by our Power Brands, which grew 5.3%. In addition, emerging markets grew 10.0% and accounted for the entire increase in our Organic Net Revenue. The underlying changes in net revenues and Organic Net Revenue are detailed below:

	2015
Change in net revenues (by percentage point)
Higher net pricing	6.4pp
Unfavorable volume/mix	(3.0	)pp

Total change in Organic Net Revenue (1)	3.4%
Unfavorable currency	(13.2	)pp
Historical coffee business (2)	(3.3	)pp
Impact of acquisitions	0.5pp
Impact of accounting calendar change	0.2pp

Total change in net revenues	(12.4)%

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.
(2)	Includes our historical global coffee business prior to the July 2, 2015 coffee business transactions. Refer to Note 2, Divestitures and Acquisitions, and Non-GAAP Financial Measures appearing later in this section for more information.

Organic Net Revenue growth was driven by higher net pricing, partially offset by unfavorable volume/mix. Net pricing was up, reflecting the effects of input cost-driven pricing actions taken during the first nine months of 2015. Higher net pricing was reflected across all segments. Unfavorable volume/mix was largely due to price elasticity as well as strategic decisions to exit certain low-margin product lines. Unfavorable volume/mix was reflected in all segments except North America. Unfavorable currency impacts decreased net revenues by $2,981 million, due primarily to the strength of the U.S. dollar relative to several currencies, including the euro, Brazilian real, Russian ruble, Venezuelan bolivar, Australian dollar, British pound sterling and Canadian dollar. The adjustment for deconsolidating our historical coffee business resulted in a year-over-year decrease in net revenues of $1,086 million for the first nine months of 2015. The July 15, 2015 acquisition of a biscuit operation in Vietnam added $74 million in incremental net revenues for the first nine months of 2015. The February 16, 2015 acquisition of the Enjoy Life Foods snacking business in North America added $25 million in incremental net revenues for the first nine months of 2015. The North America segment accounting calendar change resulted in a year-over-year increase in net revenues of $58 million for the first nine months of 2015.

Operating Income – Operating income increased $6,801 million (256.4%) to $9,454 million in the first nine months of 2015, Adjusted Operating Income (1) increased $135 million (5.0%) to $2,809 million and Adjusted Operating Income on a constant currency basis (1) increased $537 million (20.1%) to $3,211 million due to the following:

	Operating Income	Change
	(in millions)	(percentage point)

Operating Income for the Nine Months Ended September 30, 2014	$2,653
Spin-Off Costs (2)	23	1.3pp
2012-2014 Restructuring Program costs (3)	325	14.4pp
2014-2018 Restructuring Program costs (3)	77	4.2pp
Integration Program and other acquisition integration costs (4)	(3)	(0.1)pp
Remeasurement of net monetary assets in Venezuela (5)	161	8.9pp
Costs associated with the coffee business transactions (6)	15	0.6pp
Operating income from historical coffee business (7)	(494)	(20.0)pp
Operating income from divestiture (8)	(4)	(0.1)pp
Reclassification of equity method investment earnings (9)	(79)	(3.5)pp

Adjusted Operating Income (1) for the Nine Months Ended September 30, 2014	$2,674
Higher net pricing	1,463	54.7pp
Higher input costs	(588)	(22.1)pp
Unfavorable volume/mix	(236)	(8.8)pp
Higher selling, general and administrative expenses	(185)	(6.9)pp
Change in unrealized gains/losses on hedging activities	46	1.8pp
Gain on sale of property in 2014	(7)	(0.3)pp
Impact of accounting calendar change (5)	27	1.0pp
Impact from acquisitions (10)	15	0.6pp
Other, net	2	0.1pp

Total change in Adjusted Operating Income (constant currency) (1)	537	20.1%
Unfavorable currency—translation	(402)	(15.1)pp

Total change in Adjusted Operating Income (1)	135	5.0%

Adjusted Operating Income (1) for the Nine Months Ended September 30, 2015	$2,809
2012-2014 Restructuring Program costs (3)	3	0.2pp
2014-2018 Restructuring Program costs (3)	(627)	(29.5)pp
Acquisition integration costs (4)	(5)	(0.2)pp
Remeasurement of net monetary assets in Venezuela (5)	(11)	(0.4)pp
Costs associated with the coffee business transactions (6)	(239)	(11.4)pp
Operating income from historical coffee business (7)	342	15.8pp
Gain on the coffee business transactions (6)	7,122	268.5pp
Operating income from divestiture (8)	5	0.2pp
Gain on divestiture (8)	13	0.5pp
Acquisition-related costs (10)	(8)	(0.4)pp
Reclassification of equity method investment earnings (9)	51	2.5pp
Rounding	(1)	(0.1)pp

Operating Income for the Nine Months Ended September 30, 2015	$9,454	256.4%

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.
(2)	Refer to Note 2 to the consolidated financial statements in our Form 10-K for the year ended December 31, 2014 for more information on Spin-Off Costs incurred following the Kraft Foods Group divestiture.
(3)	Refer to Note 6, Restructuring Programs, for more information on our 2014-2018 Restructuring Program and our 2012-2014 Restructuring Program.
(4)	Refer to Note 7, Integration Program and Cost Savings Initiatives, to the consolidated financial statements in our Form 10-K for the year ended December 31, 2014 for more information on our integration costs in 2014. See Note 2, Divestitures and Acquisitions, for more information on the 2015 acquisition of a biscuit operation in Vietnam.

(5)	Refer to Note 1, Basis of Presentation, for more information on the remeasurements of net monetary assets in Venezuela in the current and prior-year periods and the accounting calendar change in the current year.
(6)	Refer to Note 2, Divestitures and Acquisitions, for more information on the coffee business transactions.
(7)	Includes our historical global coffee business prior to July 2, 2015. Refer to Note 2, Divestitures and Acquisitions, and Non-GAAP Financial Measures appearing later in this section for more information.
(8)	Includes the divestiture of AGF that closed on April 23, 2015 and does not include the deconsolidation of our coffee businesses or the gain on the coffee business transactions. The divestiture of AGF generated a pre-tax gain of $13 million and after-tax loss of $9 million in the second quarter. Refer to Note 2, Divestitures and Acquisitions, and Non-GAAP Financial Measures appearing later in this section for more information.
(9)	Historically, we have recorded income from equity method investments within our operating income as these investments operated as extensions of our base business. Beginning in the third quarter of 2015, to align with the accounting for JDE earnings, we began to record the earnings from our equity method investments in after-tax equity method investment earnings outside of operating income. In periods prior to July 2, 2015, we have reclassified the equity method earnings from Adjusted Operating Income to evaluate our operating results on a consistent basis.
(10)	Refer to Note 2, Divestitures and Acquisitions, for more information on the 2015 acquisitions of a biscuit operation in Vietnam and Enjoy Life Foods.

During the first nine months of 2015, higher net pricing outpaced increased input costs. Higher net pricing, primarily reflecting the impact of pricing actions taken during the first nine months of 2015, was reflected across all segments. The increase in input costs was driven by higher raw material costs, in part due to higher currency exchange transaction costs on imported materials, partially offset by lower manufacturing costs. Unfavorable volume/mix was reflected across all segments.

Total selling, general and administrative expenses decreased $681 million from the first nine months of 2014 due to a number of factors noted in the table above, including in part, a favorable currency impact, the adjustment for deconsolidating our historical coffee business, lower remeasurement losses related to our net monetary assets in Venezuela and the absence of 2012-2014 Restructuring Program costs. The decreases were partially offset by increases from costs associated with the coffee business transactions, costs incurred for the 2014-2018 Restructuring Program, the reclassification of equity method investment earnings and a gain on a sale of property in 2014.

Excluding the factors noted above, selling, general and administrative expenses increased $185 million from the first nine months of 2014. The increase was driven primarily by higher advertising and consumer promotions support, particularly behind our Power Brands, partially offset by lower overhead costs due to continued cost reduction efforts.

Excluding the portion related to deconsolidating our historical coffee business, the change in unrealized gains / (losses) increased operating income by $46 million in the first nine months of 2015. In the first nine months of 2015, the net unrealized gains on currency and commodity hedging activity were $35 million ($75 million including coffee related activity), as compared to net unrealized losses of $5 million ($8 million including coffee-related activity) in the first nine months of 2014 related to currency and commodity hedging activity.

Unfavorable currency impacts decreased operating income by $401 million, due primarily to the strength of the U.S. dollar relative to several currencies, including the euro, Brazilian real, Venezuelan bolivar, British pound sterling, Australian dollar and Russian ruble.

Operating income margin increased from 10.4% in the first nine months of 2014 to 42.4% in the first nine months of 2015. The increase in operating income margin was driven primarily by the pre-tax gain on the coffee transactions, an increase in our Adjusted Operating Income margin, the absence of 2012-2014 Restructuring Program costs and lower remeasurement losses related to our net monetary assets in Venezuela. Items that decreased our operating income margin were costs incurred for the 2014-2018 Restructuring Program and costs associated with the coffee business transactions. Adjusted Operating Income margin increased from 11.8% in the first nine months of 2014 to 13.6% in the first nine months of 2015. The increase in Adjusted Operating Income margin was driven primarily by improved gross margin, reflecting productivity efforts and the year-over-year favorable impact of unrealized gains / (losses) on currency and commodity hedging activities, and lower overhead costs from continued cost reduction programs, partially offset by increased advertising and consumer promotions support.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $7,996 million increased by $6,312 million (374.8%) in the first nine months of 2015. Diluted EPS attributable to Mondelēz International was $4.86 in the first nine months of 2015, up $3.88 (395.9%) from the first nine months of 2014. Adjusted EPS (1) was $1.30 in the first nine months of 2015, up $0.01 (0.8%) from the first nine months of 2014. Adjusted EPS on a constant currency basis (1) was $1.53 in the first nine months of 2015, up $0.24 (18.6%) from the first nine months of 2014. These changes were due to the following net of tax items:

Diluted EPS

Diluted EPS Attributable to Mondelēz International for the Nine Months Ended September 30, 2014	$0.98
Spin-Off Costs (2)	0.01
2012-2014 Restructuring Program costs (3)	0.15
2014-2018 Restructuring Program costs (3)	0.03
Integration Program and other acquisition integration costs (4)	–
Remeasurement of net monetary assets in Venezuela (5)	0.09
(Income) / costs associated with the coffee business transactions (6)	(0.15)
Net earnings from divestiture (7)	–
Loss on debt extinguishment and related expenses (8)	0.18

Adjusted EPS (1) for the Nine Months Ended September 30, 2014	$1.29
Increase in operations	0.20
Decrease in operations from historical coffee business and equity method investments (9)	(0.03)
Change in unrealized gains / (losses) on hedging activities	0.02
Impact of accounting calendar change (5)	0.01
Impact of acquisitions (10)	0.01
Gain on sale of property in 2014	–
Lower interest and other expense / (income) (11)	0.05
Changes in shares outstanding (12)	0.05
Changes in income taxes (13)	(0.07)

Adjusted EPS (constant currency) (1) for the Nine Months Ended September 30, 2015	$1.53
Unfavorable currency—translation	(0.23)

Adjusted EPS (1) for the Nine Months Ended September 30, 2015	$1.30
2012-2014 Restructuring Program costs (3)	–
2014-2018 Restructuring Program costs (3)	(0.29)
Acquisition integration costs (4)	–
Remeasurement of net monetary assets in Venezuela (5)	(0.01)
Income / (costs) associated with the coffee business transactions (6)	0.03
Gain on the coffee business transactions (6)	4.21
Loss related to interest rate swaps (14)	(0.01)
Net earnings from divestiture (7)	(0.02)
Loss on divestiture (7)	(0.01)
Equity method investee acquisition-related and other adjustments (15)	(0.06)
Acquisition-related costs (10)	–
Loss on debt extinguishment and related expenses (8)	(0.28)

Diluted EPS Attributable to Mondelēz International for the Nine Months Ended September 30, 2015	$4.86

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.
(2)	Refer to Note 2 to the consolidated financial statements in our Form 10-K for the year ended December 31, 2014 for more information on Spin-Off Costs incurred following the Kraft Foods Group divestiture.
(3)	Refer to Note 6, Restructuring Programs, for more information on our 2014-2018 Restructuring Program and our 2012-2014 Restructuring Program.
(4)	Refer to Note 7, Integration Program and Cost Savings Initiatives, to the consolidated financial statements in our Form 10-K for the year ended December 31, 2014 for more information on our integration costs in 2014. See Note 2, Divestitures and Acquisitions, for more information on the 2015 acquisition of a biscuit operation in Vietnam.
(5)	Refer to Note 1, Basis of Presentation, for more information on the remeasurements of net monetary assets in Venezuela in the current and prior-year periods and the accounting calendar change in the current year.

(6)	Refer to Note 2, Divestitures and Acquisitions, for more information on the coffee business transactions. During the three months ended September 30, 2015, we recorded a $7,122 million gain on the coffee business transactions that resulted in a $4.21 impact based on weighted-average shares outstanding for the nine-month period. Net gains of $436 million in 2015 and $413 million in 2014 on the currency hedges related to the coffee business transactions were recorded in interest and other expense / (income) and are included in the income / (costs) associated with the coffee business transactions of $0.03 in 2015 and $0.15 in 2014 above.
(7)	Includes the divestiture of AGF that closed on April 23, 2015 and does not include the deconsolidation of our coffee businesses or the gain on the coffee business transactions. The divestiture of AGF generated a pre-tax gain of $13 million and after-tax loss of $9 million in the second quarter. Refer to Note 2, Divestitures and Acquisitions, and Non-GAAP Financial Measures appearing later in this section for more information.
(8)	Refer to Note 7, Debt, for more information on our loss on debt extinguishment and related expenses in connection with our debt tender offer in March 2015. Refer to Note 8 to the consolidated financial statements in our Form 10-K for the year ended December 31, 2014 for more information on our loss on debt extinguishment and related expenses in connection with our debt tender offer in February 2014.
(9)	Includes our historical coffee business results and equity earnings from JDE and our other equity method investees. Refer to Note 2, Divestitures and Acquisitions, and Non-GAAP Financial Measures appearing later in this section for more information.
(10)	Refer to Note 2, Divestitures and Acquisitions, for more information on the 2015 acquisitions of a biscuit operation in Vietnam and Enjoy Life Foods.
(11)	Excludes the favorable currency impact on interest expense related to our non-U.S. dollar-denominated debt which is included in currency translation.
(12)	Refer to Note 10, Stock Plans, for more information on our equity compensation programs and share repurchase program and Note 14, Earnings Per Share, for earnings per share weighted-average share information.
(13)	Refer to Note 13, Income Taxes, for more information on the change in our income taxes and effective tax rate.
(14)	Refer to Note 8, Financial Instruments, for more information on our interest rate swaps, which we no longer designate as cash flow hedges during the three months ended March 31, 2015 due to a change in financing and hedging plans.
(15)	Includes our proportionate share of unusual or infrequent items, such as acquisition and divestiture-related costs and restructuring program costs, recorded by our JDE equity method investee.

Results of Operations by Reportable Segment

Our operations and management structure are organized into five reportable operating segments:

•	Latin America
•	Asia Pacific
•	EEMEA
•	Europe
•	North America

We manage our operations by region to leverage regional operating scale, manage different and changing business environments more effectively and pursue growth opportunities as they arise in our key markets. Historically, we have recorded income from equity method investments within our operating income as these investments operated as extensions of our base business. Beginning in the third quarter of 2015, to align with the accounting for our new coffee equity method investment in JDE, we began to record the earnings from our equity method investments in after-tax equity method investment earnings outside of segment operating income. Earnings from equity method investments through July 2, 2015 recorded within segment operating income were $49 million in Asia Pacific, $3 million in EEMEA and $4 million in North America. For the three months ended September 30, 2014 these earnings were $19 million in Asia Pacific, $1 million in EEMEA and $3 million in North America. For the nine months ended September 30, 2014, these earnings were $73 million in Asia Pacific, $3 million in EEMEA and $7 million in North America. Also in 2015, we began to report stock-based compensation for our corporate employees, which was previously reported within our North America region, within general corporate expenses. We reclassified corporate stock-based compensation expense out of the North America segment of $7 million in the three months and $22 million in the nine months ended September 30, 2015.

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

Our segment net revenues and earnings were:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in millions)

Net revenues:
Latin America (1)	$1,233	$1,315	$3,730	$3,913
Asia Pacific (1)	1,101	1,153	3,278	3,460
EEMEA (1)	586	894	2,150	2,740
Europe (1)	2,173	3,215	7,963	10,151
North America	1,756	1,760	5,151	5,150

Net revenues	$6,849	$8,337	$22,272	$25,414

(1)	On July 2, 2015, we contributed our global coffee businesses primarily from our Europe, EEMEA and Asia Pacific segment beverage categories. The year-over-year decrease in beverages primarily reflects the coffee business transactions and unfavorable currency on our remaining beverage business. The impact of deconsolidating our coffee businesses on July 2, 2015 was $670 million in Europe, $169 million in EEMEA and $16 million in Asia Pacific on a year-over-year third quarter and constant currency basis. The impact of deconsolidating our coffee businesses on July 2, 2015 was $824 million in Europe, $250 million in EEMEA, $10 million in Asia Pacific and $2 million in Latin America on a year-over-year nine month period and constant currency basis. Refer to Note 2, Divestitures and Acquisitions – Coffee Business Transactions, for more information.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in millions)

Earnings before income taxes:
Operating income:
Latin America	$134	$120	$422	$304
Asia Pacific	71	65	321	364
EEMEA	52	93	184	303
Europe	298	368	885	1,294
North America	275	272	817	744
Unrealized gains / (losses) on hedging activities	(4)	39	75	(8)
General corporate expenses	(95)	(56)	(240)	(191)
Amortization of intangibles	(45)	(48)	(137)	(157)
Gains on coffee business transactions and divestiture	7,122	–	7,135	–
Acquisition-related costs	(6)	–	(8)	–

Operating income	7,802	853	9,454	2,653
Interest and other (expense) / income	(114)	227	(814)	(717)

Earnings before income taxes	$7,688	$1,080	$8,640	$1,936

Latin America

	For the Three Months Ended September 30,
	2015	2014	$ change	% change
		(in millions)

Net revenues	$1,233	$1,315	$(82)	(6.2)%
Segment operating income	134	120	14	11.7%

	For the Nine Months Ended September 30,
	2015	2014	$ change	% change
		(in millions)

Net revenues	$3,730	$3,913	$(183)	(4.7)%
Segment operating income	422	304	118	38.8%

Three Months Ended September 30:

Net revenues decreased $82 million (6.2%) due to unfavorable currency (23.6 pp) and unfavorable volume/mix (10.0 pp), partially offset by higher net pricing (27.4 pp). Unfavorable currency impacts were due primarily to the strength of the U.S. dollar relative to most currencies in the region, including the Brazilian real, Mexican peso, Venezuelan bolivar and Argentinean peso. Unfavorable volume/mix was largely due to the impact of pricing-related elasticity as well as strategic decisions to exit certain low-margin product lines. Unfavorable volume/mix was driven primarily by declines in refreshment beverages, cheese & grocery, chocolate and biscuits, partially offset by gains in gum & candy. Higher net pricing was reflected across all categories. The unfavorable volume/mix was driven primarily by Venezuela and Brazil, while higher net pricing was driven primarily by the higher inflationary countries of Venezuela and Argentina, as well as Brazil.

Segment operating income increased $14 million (11.7%), primarily due to higher net pricing, remeasurement losses in 2014 related to our net monetary assets in Venezuela and lower manufacturing costs. These favorable items were partially offset by higher raw material costs, unfavorable volume/mix, unfavorable currency, higher advertising and consumer promotion costs, higher other selling, general and administrative expenses and higher costs incurred for the 2014-2018 Restructuring Program.

Nine Months Ended September 30:

Net revenues decreased $183 million (4.7%) due to unfavorable currency (23.3 pp), unfavorable volume/mix (6.7 pp) and the adjustment for deconsolidating our historical coffee business (0.1 pp), partially offset by higher net pricing (25.4 pp). Unfavorable currency impacts were due primarily to the strength of the U.S. dollar relative to most currencies in the region, including the Brazilian real, Venezuelan bolivar, Mexican peso and Argentinean peso. Unfavorable volume/mix was largely due to the impact of pricing-related elasticity as well as strategic decisions to exit certain low-margin product lines. Unfavorable volume/mix was driven primarily by declines in refreshment beverages, cheese & grocery, chocolate and biscuits, partially offset by gains in gum & candy. Higher net pricing was reflected across all categories. Both the unfavorable volume/mix and higher net pricing were driven primarily by the higher inflationary countries of Venezuela and Argentina, as well as Brazil.

Segment operating income increased $118 million (38.8%), primarily due to higher net pricing, remeasurement losses in 2014 related to our net monetary assets in Venezuela, lower manufacturing costs and the absence of 2012-2014 Restructuring Program costs. These favorable items were partially offset by higher raw material costs, unfavorable currency, unfavorable volume/mix, higher costs incurred for the 2014-2018 Restructuring Program, higher advertising and consumer promotion costs and higher other selling, general and administrative expenses.

Asia Pacific

	For the Three Months Ended September 30,
	2015	2014	$ change	% change
		(in millions)

Net revenues	$1,101	$1,153	$(52)	(4.5)%
Segment operating income	71	65	6	9.2%

	For the Nine Months Ended September 30,
	2015	2014	$ change	% change
		(in millions)

Net revenues	$3,278	$3,460	$(182)	(5.3)%
Segment operating income	321	364	(43)	(11.8)%

Three Months Ended September 30:

Net revenues decreased $52 million (4.5%) due to unfavorable currency (12.8 pp), unfavorable volume/mix (2.4 pp) and the adjustment for deconsolidating our historical coffee business (1.3 pp), partially offset by the impact of an acquisition (6.5 pp) and higher net pricing (5.5 pp). Unfavorable currency impacts were due primarily to the strength of the U.S. dollar relative to most currencies in the region, including the Australian dollar, Indian rupee and Japanese yen. Unfavorable volume/mix was largely due to the impact of pricing-related elasticity as well as strategic decisions to exit certain low-margin product lines. Unfavorable volume/mix was driven by declines in chocolate, cheese & grocery, candy and refreshment beverages, partially offset by gains in biscuits and gum. The adjustment for deconsolidating our historical coffee business resulted in a year-over-year decrease in net revenues of $16 million. The acquisition of a biscuit operation in Vietnam in July 2015 added net revenues of $74 million (constant currency basis). Higher net pricing was reflected across all categories except refreshment beverages.

Segment operating income increased $6 million (9.2%), primarily due to higher net pricing, lower manufacturing costs, the absence of 2012-2014 Restructuring Program costs and the impact of the Vietnam acquisition. These favorable items were partially offset by higher costs incurred for the 2014-2018 Restructuring Program, unfavorable currency, higher advertising and consumer promotion costs, the reclassification of equity method investment earnings, higher raw material costs, unfavorable volume/mix and the adjustment for deconsolidating our historical coffee business.

Nine Months Ended September 30:

Net revenues decreased $182 million (5.3%) due to unfavorable currency (9.0 pp), unfavorable volume/mix (2.5 pp) and the adjustment for deconsolidating our historical coffee business (0.3 pp), partially offset by higher net pricing (4.4 pp) and the impact of an acquisition (2.1 pp). Unfavorable currency impacts were due primarily to the strength of the U.S. dollar relative to most currencies in the region, including the Australian dollar, Japanese yen and Indian rupee. Unfavorable volume/mix was largely due to the impact of pricing-related elasticity as well as strategic decisions to exit certain low-margin product lines. Unfavorable volume/mix was driven by declines in all categories except gum. The adjustment for deconsolidating our historical coffee business resulted in a year-over-year decrease in net revenues of $10 million. Higher net pricing was reflected across all categories except refreshment beverages. The acquisition of a biscuit operation in Vietnam in July 2015 added net revenues of $74 million (constant currency basis).

Segment operating income decreased $43 million (11.8%), primarily due to costs incurred for the 2014-2018 Restructuring Program, higher raw material costs, unfavorable currency, higher advertising and consumer promotion costs, unfavorable volume/mix, the reclassification of equity method investment earnings, higher other selling, general and administrative expenses (including a phase-out of a local tax incentive program), the impact of deconsolidating our historical coffee business and other divestiture and other acquisition-related integration costs. These unfavorable items were partially offset by higher net pricing, lower manufacturing costs, the absence of 2012-2014 Restructuring Program costs and the impact of the Vietnam acquisition.

EEMEA

	For the Three Months Ended September 30,
	2015	2014	$ change	% change
		(in millions)

Net revenues	$586	$894	$(308)	(34.5)%
Segment operating income	52	93	(41)	(44.1)%

	For the Nine Months Ended September 30,
	2015	2014	$ change	% change
		(in millions)

Net revenues	$2,150	$2,740	$(590)	(21.5)%
Segment operating income	184	303	(119)	(39.3)%

Three Months Ended September 30:

Net revenues decreased $308 million (34.5%) due to unfavorable currency (25.5 pp), the adjustment for deconsolidating our historical coffee business (15.3 pp) and unfavorable volume/mix (7.5 pp), partially offset by higher net pricing (13.8 pp). Unfavorable currency impacts were due to the strength of the U.S. dollar relative to most currencies in the region, primarily the Russian ruble and Ukrainian hryvnya. The adjustment for deconsolidating our historical coffee business resulted in a year-over-year decrease in net revenues of $169 million. Unfavorable volume/mix was driven primarily by declines in all categories except gum. Higher net pricing was reflected across all categories.

Segment operating income decreased $41 million (44.1%), primarily due to higher raw material costs, the adjustment for deconsolidating our historical coffee business, unfavorable currency, unfavorable volume/mix, higher advertising and consumer promotion costs and costs incurred for the 2014-2018 Restructuring Program. These unfavorable items were partially offset by higher net pricing, lower manufacturing costs and the absence of 2012-2014 Restructuring Program costs.

Nine Months Ended September 30:

Net revenues decreased $590 million (21.5%) due to unfavorable currency (21.4 pp), the adjustment for deconsolidating our historical coffee business (6.3 pp) and unfavorable volume/mix (4.3 pp), partially offset by higher net pricing (10.5 pp). Unfavorable currency impacts were due to the strength of the U.S. dollar relative to most currencies in the region, primarily the Russian ruble and Ukrainian hryvnya. The adjustment for deconsolidating our historical coffee business resulted in a year-over-year decrease in net revenues of $250 million. Unfavorable volume/mix was driven primarily by declines in all categories except biscuits. Higher net pricing was reflected across all categories.

Segment operating income decreased $119 million (39.3%), primarily due to higher raw material costs, the adjustment for deconsolidating our historical coffee business, unfavorable currency, higher advertising and consumer promotion costs, higher costs incurred for the 2014-2018 Restructuring Program, higher other selling, general and administrative expenses, costs associated with the coffee business transactions and unfavorable volume/mix. These unfavorable items were partially offset by higher net pricing, lower manufacturing costs and the absence of 2012-2014 Restructuring Program costs.

Europe

	For the Three Months Ended September 30,
	2015	2014	$ change	% change
		(in millions)

Net revenues	$2,173	$3,215	$(1,042)	(32.4)%
Segment operating income	298	368	(70)	(19.0)%

	For the Nine Months Ended September 30,
	2015	2014	$ change	% change
		(in millions)

Net revenues	$7,963	$10,151	$(2,188)	(21.6)%
Segment operating income	885	1,294	(409)	(31.6)%

Three Months Ended September 30:

Net revenues decreased $1,042 million (32.4%) due to the adjustment for deconsolidating our historical coffee business (17.8 pp), unfavorable currency (13.0 pp) and unfavorable volume/mix (2.4 pp), partially offset by higher net pricing (0.8 pp). The adjustment for deconsolidating our historical coffee business resulted in a year-over-year decrease in net revenues of $670 million. Unfavorable currency impacts primarily reflected the strength of the U.S. dollar against most currencies in the region, including the euro and British pound sterling. Unfavorable volume/mix was largely due to the impact of pricing-related elasticity as well as strategic decisions to exit certain low-margin product lines. Unfavorable volume/mix was primarily driven by declines in all categories except cheese & grocery. Higher net pricing was driven by chocolate, partially offset by lower net pricing in cheese & grocery, biscuits and refreshment beverages.

Segment operating income decreased $70 million (19.0%), primarily due to the adjustment for deconsolidating our historical coffee business, unfavorable currency, higher costs incurred for the 2014-2018 Restructuring Program, unfavorable volume/mix, costs associated with the coffee business transactions and higher advertising and consumer promotion costs. These unfavorable items were partially offset by the absence of 2012-2014 Restructuring Program costs, lower manufacturing costs, lower other selling, general and administrative expenses and higher net pricing.

Nine Months Ended September 30:

Net revenues decreased $2,188 million (21.6%) due to unfavorable currency (14.9 pp), the adjustment for deconsolidating our historical coffee business (4.5 pp) and unfavorable volume/mix (3.2 pp), partially offset by higher net pricing (1.0 pp). Unfavorable currency impacts primarily reflected the strength of the U.S. dollar against most currencies in the region, including the euro and British pound sterling. The adjustment for deconsolidating our historical coffee business resulted in a year-over-year decrease in net revenues of $824 million. Unfavorable volume/mix was largely due to the impact of pricing-related elasticity as well as strategic decisions to exit certain low-margin product lines. Unfavorable volume/mix was driven by declines in chocolate, gum, cheese & grocery and refreshment beverages, partially offset by gains in biscuits and candy. Higher net pricing was driven by chocolate, partially offset by lower net pricing in biscuits, cheese & grocery, gum & candy and refreshment beverages.

Segment operating income decreased $409 million (31.6%), primarily due to higher costs incurred for the 2014-2018 Restructuring Program, unfavorable currency, costs associated with the coffee business transactions, the adjustment for deconsolidating our historical coffee business, unfavorable volume/mix, higher advertising and consumer promotion costs and higher raw material costs. These unfavorable items were partially offset by the absence of 2012-2014 Restructuring Program costs, lower manufacturing costs, higher net pricing and lower other selling, general and administrative expenses (net of the unfavorable year-over-year impact from the 2014 gain on a sale of property in the United Kingdom).

North America

	For the Three Months Ended September 30,
	2015	2014	$ change	% change
		(in millions)

Net revenues	$1,756	$1,760	$(4)	(0.2)%
Segment operating income	275	272	3	1.1%

	For the Nine Months Ended September 30,
	2015	2014	$ change	% change
		(in millions)

Net revenues	$5,151	$5,150	$1	0.0%
Segment operating income	817	744	73	9.8%

Three Months Ended September 30:

Net revenues decreased $4 million (0.2%) due to unfavorable currency (2.4 pp), partially offset by the impact of an accounting calendar change (1.0 pp), the impact of an acquisition (0.6 pp), higher net pricing (0.4 pp) and favorable volume/mix (0.2 pp). Unfavorable currency impact was due to the strength of the U.S. dollar relative to the Canadian dollar. The change in North America’s accounting calendar added net revenues of $19 million. The acquisition of the Enjoy Life Foods snacking business in February 2015 added net revenues of $10 million. Higher net pricing was reflected in all categories except chocolate. Favorable volume/mix was driven by gains in biscuits, candy and chocolate, partially offset by a decline in gum.

Segment operating income increased $3 million (1.1%), primarily due to the absence of 2012-2014 Restructuring Program costs, lower raw material costs, the impact of an accounting calendar change and higher net pricing. These favorable items were partially offset by higher costs incurred for the 2014-2018 Restructuring Program, unfavorable volume/mix and unfavorable currency.

Nine Months Ended September 30:

Net revenues increased $1 million (0.0%) due to an accounting calendar change (1.1 pp), an acquisition (0.5 pp), favorable volume/mix (0.1 pp) and higher net pricing (0.1 pp), partially offset by unfavorable currency (1.8 pp). The change in North America’s accounting calendar added net revenues of $58 million. The acquisition of the Enjoy Life Foods snacking business in February 2015 added net revenues of $25 million. Favorable volume/mix was driven by gains in candy and biscuits, mostly offset by declines in gum and chocolate. Higher net pricing was reflected in gum, mostly offset by lower net pricing in biscuits, candy and chocolate. Unfavorable currency impact was due to the strength of the U.S. dollar relative to the Canadian dollar.

Segment operating income increased $73 million (9.8%), primarily due to the absence of 2012-2014 Restructuring Program costs, lower other selling, general and administrative expenses, lower manufacturing costs, lower raw material costs and the impact of an accounting calendar change. These favorable items were partially offset by higher costs incurred for the 2014-2018 Restructuring Program, higher advertising and consumer promotion costs, unfavorable volume/mix and unfavorable currency.

Liquidity and Capital Resources

We believe that cash from operations, our $4.5 billion revolving credit facility and our long-term financing authority will provide sufficient liquidity for our working capital needs, planned capital expenditures, future contractual obligations, share repurchases and payment of our anticipated quarterly dividends. We continue to utilize our commercial paper program, international credit lines and long-term debt issuances for regular funding requirements. We also use intercompany loans with our international subsidiaries to improve financial flexibility. Overall, we do not expect any negative effects to our funding sources that would have a material effect on our liquidity, including the indefinite reinvestment of our earnings outside of the United States. In Venezuela, we consider all undistributed earnings to be indefinitely reinvested and access to cash of $401 million in Venezuela to be limited due to the uncertain economic and political environment. We do not expect this limitation to have a material adverse effect on our liquidity. Refer to Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting, for additional information.

Net Cash Provided by Operating Activities:

Net cash provided by operating activities was $1,412 million in the first nine months of 2015 and $1,149 million in the first nine months of 2014. Cash flows from operating activities were favorable compared to the prior year primarily due to significant tax payments in 2014 related to the $2.6 billion Starbucks arbitration award we received in late 2013, partially offset by higher contributions related to our pension benefit plans. Additionally, operating cash flow in the third quarter of 2015 was unfavorably impacted by $94 million related to our cash settlement of coffee payables and receivables on JDE’s behalf following the coffee business transactions, which unfavorably impacted cash flows related to receivables, and to a lesser degree, favorably impacted cash flows related to payables.

Net Cash Provided by / Used in Investing Activities:

Net cash provided by investing activities was $3,460 million in the first nine months of 2015 and net cash used in investing activities was $1,100 million in the first nine months of 2014. The increase in net cash provided by investing activities primarily relates to $4.1 billion of proceeds, net of divested cash and transaction costs, from the contribution of our global coffee businesses and the divestiture of AGF and the cash receipt of $1.0 billion due to the settlements of currency exchange forward contracts related to our coffee business transactions, partially offset by $536 million of payments to acquire a biscuit operation in Vietnam and the Enjoy Life Foods snacking business in 2015 and $49 million of higher capital expenditures in 2015.

Capital expenditures were $1,178 million in the first nine months of 2015 and $1,129 million in the first nine months of 2014. We made capital expenditures primarily to modernize manufacturing facilities and support new product and productivity initiatives. We expect 2015 capital expenditures to be up to $1.8 billion, including capital expenditures required for investments in systems and the 2014-2018 Restructuring Program. We expect to continue to fund these expenditures from operations.

Net Cash Used in Financing Activities:

Net cash used in financing activities was $4,270 million in the first nine months of 2015 and $912 million in the first nine months of 2014. The increase in net cash used in financing activities was primarily due to higher repayments of debt in 2015 (including the tender offer and euro notes maturity) as well as $2.0 billion of higher share repurchases, partially offset by higher proceeds received from long-term note issuances.

Debt:

From time to time we refinance long-term and short-term debt. Refer to Note 7, Debt, for details of our tender offer and debt issuances during the first and third quarters of 2015. The nature and amount of our long-term and short-term debt and the proportionate amount of each varies as a result of current and expected business requirements, market conditions and other factors. Generally, in the first and second quarters of the year, our working capital requirements grow, increasing the need for short-term financing. The third and fourth quarters of the year typically generate higher cash flows. As such, we may issue commercial paper or secure other forms of financing throughout the year to meet short-term working capital needs.

In July 2015, our Board of Directors approved a $5 billion long-term financing authority that remains available as of September 30, 2015.

In the next 12 months, $1,750 million of long-term debt will mature in February 2016. We expect to fund these repayments with cash from operations and the issuance of commercial paper or additional debt.

Our total debt was $16.4 billion at September 30, 2015 and $16.7 billion at December 31, 2014. Our debt-to-capitalization ratio was 0.35 at September 30, 2015 and 0.38 at December 31, 2014. At September 30, 2015, the weighted-average term of our outstanding long-term debt was 8.3 years. Our average daily commercial borrowings were $2.6 billion for the nine months ended September 30, 2015 and $2.0 billion for the nine months ended September 30, 2014. We expect to continue to comply with our long-term debt covenants. Refer to Note 7, Debt, for more information on our debt and debt covenants.

Commodity Trends

We regularly monitor worldwide supply, commodity cost and currency trends so we can cost-effectively secure ingredients, packaging and fuel required for production. Prior to the July 2, 2015 coffee business transactions, increased costs for coffee beans were the highest driver of increased commodity costs for the first half of 2015. During the nine months ended September 30, 2015, the primary drivers of the increase in our aggregate commodity costs, excluding coffee, were increased costs for cocoa, nuts, packaging, energy, grains and oils and higher currency-related costs on our commodity purchases, partially offset by lower costs for dairy and sugar.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

See Note 7, Debt, for information on debt transactions during the first nine months of 2015, including the September 21, 2015 pricing of fr.400 million of Swiss franc notes which settled on October 6, 2015, the June 11, 2015 repayment of €400 million of matured euro notes, the March 30, 2015 issuance of fr.675 million of Swiss franc notes, the March 20, 2015 repayment of €850 million of matured euro notes, the March 20, 2015 completion of a cash tender offer and retirement of $2.5 billion of long-term U.S. dollar debt and the March 6, 2015 issuance of €2.0 billion of euro notes and £450 million of British pound sterling notes. There were no other material changes to our off-balance sheet arrangements and aggregate contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014. We also do not expect a material change in the effect these arrangements and obligations will have on our liquidity. See Note 11, Commitments and Contingencies, for a discussion of guarantees.

Equity and Dividends

Stock Plans and Share Repurchases:

See Note 10, Stock Plans, for more information on our stock plans, grant activity and share repurchase program for the nine months ended September 30, 2015.

We intend to continue to use a portion of our cash for share repurchases. On July 29, 2015, our Finance Committee, with authorization delegated from our Board of Directors, approved an increase of $6.0 billion in the share repurchase program, raising the authorization to $13.7 billion of Common Stock repurchases, and extended the program through December 31, 2018. We have repurchased $7.7 billion of shares ($3.1 billion in the first nine months of 2015, $1.9 billion in 2014 and $2.7 billion in 2013) through September 30, 2015. The number of shares that we ultimately repurchase under our share repurchase program may vary depending on numerous factors, including share price and other market conditions, our ongoing capital allocation planning, levels of cash and debt balances, other demands for cash, such as acquisition activity, general economic or business conditions and Board of Directors and management discretion. Additionally, our share repurchase activity during any particular period may fluctuate. We may accelerate, suspend, delay or discontinue our share repurchase program at any time, without notice.

Dividends:

We paid dividends of $736 million in the first nine months of 2015 and $713 million in the first nine months of 2014. On July 23, 2015, our Board of Directors approved a 13% increase in the quarterly dividend to $0.17 per common share or $0.68 per common share on an annual basis. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.

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

Contingencies

See Note 11, Commitments and Contingencies, and Part II, Item 1. Legal Proceedings for a discussion of contingencies.

Court-Ordered Distributor Payment

Pursuant to Section 13(r) of the Securities Exchange Act of 1934, as amended, we are required to disclose in our annual or quarterly reports whether we or any of our U.S. and non-U.S. affiliates knowingly engaged in certain activities, transactions or dealings with individuals or entities designated pursuant to certain Executive Orders.

Prior to December 2010, one of our non-U.S. subsidiaries worked with a distributor in Angola in a relationship and involving transactions we believe did not violate U.S. law. On December 9, 2010, the U.S. government listed the distributor as a restricted party. When we learned of the listing, our non-U.S. subsidiary terminated its relationship with the distributor. The distributor later claimed that we had an outstanding balance for services provided to us prior to December 2010 and commenced legal proceedings against us in Dubai, UAE to recover that balance. On August 30, 2015, the court ruling requiring our non-U.S. subsidiary to pay the sums owed (less than $1 million) became final. On September 2, 2015, our non-U.S. subsidiary complied with the court order and made the payment to the court, satisfying the legal judgment. We received no revenue or profit from making the payment.

The payment complied with U.S. law and did not involve any U.S. Persons but triggered this disclosure obligation under Section 13(r).

Forward-Looking Statements

This report contains a number of forward-looking statements. Words, and variations of words, such as “will,” “may,” “expect,” “would,” “intend,” “plan,” “believe,” “estimate,” “anticipate,” “seek” and similar expressions are intended to identify our forward-looking statements, including but not limited to statements about: our future performance, including our future revenue growth, margins and earnings per share; price volatility and pricing actions; the cost environment and measures to address increased costs; the costs of, timing of expenditures under and completion of our restructuring program; growth in our categories; commodity prices and supply; currency exchange rates, controls and restrictions; our operations in Venezuela; the effect of entering into the coffee business transactions, the consideration we receive and gain we recognize on the coffee business transactions, and the completion of related divestitures; completion of our biscuit operation acquisition; legal matters; changes in laws and regulations; the estimated value of goodwill and intangible assets; impairment of goodwill and intangible assets and our projections of operating results and other factors that may affect our impairment testing; our accounting estimates and judgments; remediation efforts related to income tax controls; pension contributions; taxes; our liquidity, funding sources and uses of funding; reinvestment of earnings; our risk management program, including the use of financial instruments for hedging activities; capital expenditures and funding; share repurchases; dividends; compliance with financial and long-term debt covenants; debt repayment and funding; and our contractual obligations.

These forward-looking statements involve risks and uncertainties, many of which are beyond our control. Important factors that could cause actual results to differ materially from those in our forward-looking statements include, but are not limited to, risks from operating globally including in emerging markets; changes in currency exchange rates, controls and restrictions; continued volatility of commodity and other input costs; weakness in economic conditions; weakness in consumer spending; pricing actions; unanticipated disruptions to our business; competition; acquisitions and divestitures, the restructuring program and our other transformation initiatives not yielding the anticipated benefits; changes in the assumptions on which the restructuring program is based; protection of our reputation and brand image; management of our workforce; consolidation of retail customers and competition with retailer and other economy brands; changes in our relationships with suppliers or customers; legal, regulatory, tax or benefit law changes, claims or actions; strategic transactions; our ability to innovate and differentiate our products; significant changes in valuation factors that may adversely affect our impairment testing of goodwill and intangible assets; perceived or actual product quality issues or product recalls; failure to maintain effective internal control over financial reporting; volatility of capital or other markets; pension costs; use of information technology; our ability to protect our intellectual property and intangible assets; a shift in our pre-tax income among jurisdictions, including the United States; and tax law changes. For additional information on these and other factors that could affect our forward-looking statements, see our risk factors, as they may be amended from time to time, set forth in our filings with the SEC, including our most recently filed Annual Report on Form 10-K. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this report except as required by applicable law or regulation.

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

•	“Organic Net Revenue” is defined as net revenues excluding the impacts of acquisitions, divestitures (1), our historical global coffee business (2), Integration Program costs, accounting calendar changes and currency rate fluctuations. We also evaluate Organic Net Revenue growth from emerging markets and our Power Brands.
•	Our emerging markets include our Latin America and EEMEA regions in their entirety; the Asia Pacific region, excluding Australia, New Zealand and Japan; and the following countries from the Europe region: Poland, Czech Republic, Slovak Republic, Hungary, Bulgaria, Romania, the Baltics and the East Adriatic countries.
•	Our Power Brands include some of our largest global and regional brands such as Oreo, Chips Ahoy!, Ritz and belVita biscuits; Milka, Cadbury Dairy Milk and Lacta chocolate; Trident gum; Hall’s candy; and Tang powdered beverages.

•	“Adjusted Operating Income” is defined as operating income excluding the impacts of Spin-Off Costs, the 2012-2014 Restructuring Program, the 2014-2018 Restructuring Program, the Integration Program and other acquisition integration costs, the remeasurement of net monetary assets in Venezuela, the benefit from the Cadbury acquisition-related indemnification resolution, incremental costs associated with the coffee business transactions, impairment charges related to goodwill and intangible assets, gains or losses on divestitures (1) or acquisitions, gain on the coffee business transactions(2), divestiture-related costs, acquisition-related costs, the operating results of divestitures (1), our historical global coffee business operating results (2) and equity method investment earnings historically reported within operating income (3). We also evaluate growth in our Adjusted Operating Income on a constant currency basis.

•	“Adjusted EPS” is defined as diluted EPS attributable to Mondelēz International from continuing operations excluding the impacts of Spin-Off Costs, the 2012-2014 Restructuring Program, the 2014-2018 Restructuring Program, the Integration Program and other acquisition integration costs, the remeasurement of net monetary assets in Venezuela, the net benefit from the Cadbury acquisition-related indemnification resolution, losses on debt extinguishment and related expenses, the residual tax benefit impact from the resolution of the Starbucks arbitration, hedging gains or losses and incremental costs associated with the coffee business transactions, impairment charges related to goodwill and intangible assets, gains or losses on interest rate swaps no longer designated as accounting cash flow hedges due to changed financing and hedging plans, gains or losses on divestitures (1) or acquisitions, gain on the coffee business transactions(2), divestiture-related costs, acquisition-related costs and net earnings from divestitures (1), and including an interest expense adjustment related to the Spin-Off transaction. In addition, we have adjusted our equity method investment earnings for our proportionate share of their unusual or infrequent items, such as acquisition and divestiture-related costs and restructuring program costs, recorded by our JDE equity method investee. We also evaluate growth in our Adjusted EPS on a constant currency basis.

(1)	Divestitures include businesses under sale agreements for which we have cleared significant sale-related conditions such that the pending sale is probable as of the end of the reporting period and exits of major product lines under a sale or licensing agreement. See (2) below.
(2)	In connection with the coffee business transactions that closed on July 2, 2015, because we exchanged our coffee interests for similarly-sized coffee interests in JDE (which, following the July 2, 2015 closing, is 43.5% of our historical and DEMB’s combined global coffee businesses), we have deconsolidated and not included our historical global coffee business results within divestitures in our non-GAAP financial measures and in the related Management’s Discussion and Analysis of Financial Condition and Results of Operations. We continue to have an ongoing interest in the coffee business. Beginning in the third quarter of 2015, we have included the after-tax earnings of JDE and of our historical coffee business results within continuing results of operations. For Adjusted EPS, we have included these earnings in equity method investment earnings and have deconsolidated our historical coffee business results from Organic Net Revenue and Adjusted Operating Income to facilitate comparisons of past and future coffee operating results.
(3)	Historically, we have recorded income from equity method investments within our operating income as these investments operated as extensions of our base business. Beginning in the third quarter of 2015, we began to record the earnings from our equity method investments in after-tax equity method investment earnings outside of operating income following the deconsolidation of our coffee business. See Note 1, Basis of Presentation – Equity Method Investments, for more information. In periods prior to July 2, 2015, we have reclassified the equity method earnings from our Adjusted Operating Income to after-tax equity method investment earnings within Adjusted EPS to be consistent with the deconsolidation of our coffee business results on July 2 and in order to evaluate our operating results on a consistent basis.

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

Organic Net Revenue

Applying the definition of “Organic Net Revenue”, the adjustments made to “net revenues” (the most comparable U.S. GAAP financial measure) were to exclude the impact of currency, the adjustment for deconsolidating our historical coffee business, acquisitions and an accounting calendar change. We believe that Organic Net Revenue better reflects the underlying growth from the ongoing activities of our business and provides improved comparability of results. We also evaluate our Organic Net Revenue growth from emerging markets and Power Brands, and these underlying measures are also reconciled to U.S. GAAP below.

	For the Three Months Ended September 30, 2015			For the Three Months Ended September 30, 2014
	Emerging Markets	Developed Markets	Total	Emerging Markets	Developed Markets	Total
		(in millions)			(in millions)

Organic Net Revenue	$3,247	$4,514	$7,761	$2,945	$4,537	$7,482
Impact of currency	(579)	(436)	(1,015)	–	–	–
Historical coffee business (1)	–	–	–	260	595	855
Impact of acquisitions	74	10	84	–	–	–
Impact of accounting calendar change	–	19	19	–	–	–

Net revenues	$2,742	$4,107	$6,849	$3,205	$5,132	$8,337

	For the Three Months Ended September 30, 2015			For the Three Months Ended September 30, 2014
	Power Brands	Non-Power Brands	Total	Power Brands	Non-Power Brands	Total
		(in millions)			(in millions)

Organic Net Revenue	$5,264	$2,497	$7,761	$5,007	$2,475	$7,482
Impact of currency	(685)	(330)	(1,015)	–	–	–
Historical coffee business (1)	–	–	–	611	244	855
Impact of acquisitions	–	84	84	–	–	–
Impact of accounting calendar change	15	4	19	–	–	–

Net revenues	$4,594	$2,255	$6,849	$5,618	$2,719	$8,337

	For the Nine Months Ended September 30, 2015			For the Nine Months Ended September 30, 2014
	Emerging Markets	Developed Markets	Total	Emerging Markets	Developed Markets	Total
		(in millions)			(in millions)

Organic Net Revenue	$9,841	$13,628	$23,469	$8,946	$13,755	$22,701
Impact of currency	(1,603)	(1,378)	(2,981)	–	–	–
Historical coffee business (1)	442	1,185	1,627	816	1,897	2,713
Impact of acquisitions	74	25	99	–	–	–
Impact of accounting calendar change	–	58	58	–	–	–

Net revenues	$8,754	$13,518	$22,272	$9,762	$15,652	$25,414

	For the Nine Months Ended September 30, 2015			For the Nine Months Ended September 30, 2014
	Power Brands	Non-Power Brands	Total	Power Brands	Non-Power Brands	Total
		(in millions)			(in millions)

Organic Net Revenue	$16,019	$7,450	$23,469	$15,210	$7,491	$22,701
Impact of currency	(2,000)	(981)	(2,981)	–	–	–
Historical coffee business (1)	1,179	448	1,627	1,946	767	2,713
Impact of acquisitions	–	99	99	–	–	–
Impact of accounting calendar change	45	13	58	–	–	–

Net revenues	$15,243	$7,029	$22,272	$17,156	$8,258	$25,414

(1)	Includes our historical global coffee business prior to the July 2, 2015 coffee business transactions. Refer to Note 2, Divestitures and Acquisitions, and our non-GAAP definitions appearing earlier in this section for more information.

Adjusted Operating Income

Applying the definition of “Adjusted Operating Income”, the adjustments made to “operating income” (the most comparable U.S. GAAP financial measure) were to exclude Spin-Off Costs, 2012-2014 Restructuring Program costs, 2014-2018 Restructuring Program costs, the Integration Program and other acquisition integration costs, the remeasurement of net monetary assets in Venezuela, incremental costs associated with the coffee business transactions, operating income from our historical coffee business, gain on the coffee business transactions, operating results of divestiture, gains on divestiture, acquisition-related costs and an adjustment for equity method investment earnings historically reported within operating income that were reclassified to after-tax earnings. We also evaluate Adjusted Operating Income on a constant currency basis. We believe these measures provide improved comparability of operating results.

	For the Three Months Ended September 30,
	2015	2014	$ Change	% Change
		(in millions)

Adjusted Operating Income (constant currency)	$1,096	$931	$165	17.7%
Impact of unfavorable currency	(131)	–	(131)

Adjusted Operating Income	$965	$931	$34	3.7%
Spin-Off Costs Program Costs	–	(4)	4
2012-2014 Restructuring Program costs	–	(186)	186
2014-2018 Restructuring Program costs	(221)	(67)	(154)
Integration Program and other acquisition integration costs	(4)	1	(5)
Remeasurement of net monetary assets in Venezuela	–	(19)	19
Costs associated with the coffee business transactions	(54)	(10)	(44)
Operating income from historical coffee business (1)	–	184	(184)
Gain on the coffee business transactions	7,122	–	7,122
Operating income from divestiture (2)	–	1	(1)
Acquisition-related costs	(6)	–	(6)
Reclassification of equity method investment earnings	–	22	(22)

Operating income	$7,802	$853	$6,949	814.7%

	For the Nine Months Ended September 30,
	2015	2014	$ Change	% Change
		(in millions)

Adjusted Operating Income (constant currency)	$3,211	$2,674	$537	20.1%
Impact of unfavorable currency	(402)	–	(402)

Adjusted Operating Income	$2,809	$2,674	$135	5.0%
Spin-Off Costs Program Costs	–	(23)	23
2012-2014 Restructuring Program costs	3	(325)	328
2014-2018 Restructuring Program costs	(627)	(77)	(550)
Integration Program and other acquisition integration costs	(5)	3	(8)
Remeasurement of net monetary assets in Venezuela	(11)	(161)	150
Costs associated with the coffee business transactions	(239)	(15)	(224)
Operating income from historical coffee business (1)	342	494	(152)
Gain on the coffee business transactions	7,122	–	7,122
Operating income from divestiture (2)	5	4	1
Gain on divestiture (2)	13	–	13
Acquisition-related costs	(8)	–	(8)
Reclassification of equity method investments earnings	51	79	(28)
Rounding	(1)	–	(1)

Operating income	$9,454	$2,653	$6,801	256.4%

(1)	Includes our historical global coffee business prior to the July 2, 2015 coffee business transactions. Refer to Note 2, Divestitures and Acquisitions, and our non-GAAP definitions appearing earlier in this section for more information.
(2)	Includes the divestiture of AGF on April 23, 2015 and does not include the deconsolidation of our coffee businesses or the gain on the coffee business transactions. The divestiture of AGF generated a pre-tax gain of $13 million and an after-tax loss of $9 million in the second quarter. Refer to Note 2, Divestitures and Acquisitions, and our non-GAAP definitions appearing earlier in this section for more information.

Adjusted EPS

Applying the definition of “Adjusted EPS”, the adjustments made to “diluted EPS attributable to Mondelēz International” (the most comparable U.S. GAAP financial measure) were to exclude Spin-Off Costs, 2012-2014 Restructuring Program costs, 2014-2018 Restructuring Program costs, the Integration Program and other acquisition integration costs, losses on debt extinguishment and related expenses, the remeasurement of net monetary assets in Venezuela, hedging gains and incremental costs associated with the coffee business transactions, gain on the coffee business transactions, losses on interest rate swaps no longer designated as accounting cash flow hedges due to changed financing and hedging plans, net earnings from a divestiture, an after-tax loss on divestiture, our proportionate share of unusual or infrequent items recorded by our JDE equity method investee and acquisition-related costs. We also evaluate Adjusted EPS on a constant currency basis. We believe Adjusted EPS provides improved comparability of operating results.

	For the Three Months Ended September 30,
	2015	2014	$ Change	% Change

Adjusted EPS (constant currency)	$0.50	$0.50	$–	–
Impact of unfavorable currency	(0.08)	–	(0.08)

Adjusted EPS	$0.42	$0.50	$(0.08)	(16.0)%
Spin-Off Costs	–	–	–
2012-2014 Restructuring Program costs	–	(0.08)	0.08
2014-2018 Restructuring Program costs	(0.11)	(0.03)	(0.08)
Integration Program and other acquisition integration costs	–	–	–
Remeasurement of net monetary assets in Venezuela	–	(0.01)	0.01
Income / (costs) associated with the coffee business transactions	(0.04)	0.15	(0.19)
Gain on the coffee business transactions	4.25	–	4.25
Equity method investee restructuring and other adjustments	(0.06)	–	(0.06)
Acquisition-related costs	–	–	–

Diluted EPS attributable to Mondelēz International	$4.46	$0.53	$3.93	741.5%

	For the Nine Months Ended September 30,
	2015	2014	$ Change	% Change

Adjusted EPS (constant currency)	$1.53	$1.29	$0.24	18.6%
Impact of unfavorable currency	(0.23)	–	(0.23)

Adjusted EPS	$1.30	$1.29	$0.01	0.8%
Spin-Off Costs	–	(0.01)	0.01
2012-2014 Restructuring Program costs	–	(0.15)	0.15
2014-2018 Restructuring Program costs	(0.29)	(0.03)	(0.26)
Integration Program and other acquisition integration costs	–	–	–
Loss on debt extinguishment and related expenses	(0.28)	(0.18)	(0.10)
Remeasurement of net monetary assets in Venezuela	(0.01)	(0.09)	0.08
Income / (costs) associated with the coffee business transactions	0.03	0.15	(0.12)
Gain on the coffee business transactions	4.21	–	4.21
Loss related to interest rate swaps	(0.01)	–	(0.01)
Net earnings from divestiture (1)	(0.02)	–	(0.02)
Loss on divestiture (1)	(0.01)	–	(0.01)
Equity method investee restructuring and other adjustments	(0.06)	–	(0.06)
Acquisition-related costs	–	–	–

Diluted EPS attributable to Mondelēz International	$4.86	$0.98	$3.88	395.9%

(1)	Includes the divestiture of AGF on April 23, 2015 and does not include the deconsolidation of our coffee businesses or the gain on the coffee business transactions. The divestiture of AGF generated a pre-tax gain of $13 million and an after-tax loss of $9 million in the second quarter. Refer to Note 2, Divestitures and Acquisitions, and our non-GAAP definitions appearing earlier in this section for more information.

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

Many of our non-U.S. subsidiaries operate in functional currencies other than the U.S. dollar. Fluctuations in currency exchange rates create volatility in our reported results as we translate the balance sheets, operating results and cash flows of these subsidiaries into the U.S. dollar for consolidated reporting purposes. The translation of non-U.S. dollar denominated balance sheets and statements of earnings of our subsidiaries into the U.S. dollar for consolidated reporting generally results in a cumulative translation adjustment to other comprehensive income within equity. A stronger U.S. dollar relative to other functional currencies adversely affects our consolidated earnings and net assets while a weaker U.S. dollar benefits our consolidated earnings and net assets. While we hedge significant forecasted currency exchange transactions as well as certain net assets of non-U.S. operations and other currency impacts, we cannot fully predict or eliminate volatility arising from changes in currency exchange rates on our consolidated financial results. See Consolidated Results of Operations and Results of Operations by Reportable Segment under Discussion and Analysis of Historical Results for currency exchange effects on our financial results during the nine months ended September 30, 2015. For additional information on the impact of currency policies, currency risks and the remeasurement of our Venezuelan net monetary assets on our financial condition and results of operations, also see Note 1, Basis of Presentation — Currency Translation and Highly Inflationary Accounting.

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

We regularly evaluate our variable and fixed-rate debt as well as current and expected interest rates in the markets in which we raise capital. Our primary exposures include movements in U.S. Treasury rates, corporate credit spreads, London Interbank Offered Rates, Euro Interbank Offered Rate and commercial paper rates. We periodically use interest rate swaps and forward interest rate contracts to achieve a desired proportion of variable versus fixed rate debt based on current and projected market conditions. In addition to using interest rate derivatives to manage future interest payments, during the first quarter of 2015, we also retired $2.5 billion of our long-term debt and issued $3.5 billion of debt with lower borrowing cost. Our weighted-average interest rate on our total debt as of September 30, 2015 was 3.5%, down from 4.3% as of December 31, 2014.

There were no significant changes in the types of derivative instruments we use to hedge our exposures between December 31, 2014 and September 30, 2015. See Note 2, Divestitures and Acquisitions, and Note 8, Financial Instruments, for more information on 2015 derivative activity. For additional information on our hedging strategies, policies and practices on an ongoing basis, also refer to our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2015. Based on this evaluation, the CEO and CFO concluded that, due to a continued material weakness in our internal control over financial reporting related to the accounting for income taxes, our disclosure controls and procedures were not effective as of September 30, 2015. As a result of this material weakness, prior to filing this Quarterly Report on Form 10-Q, we have enhanced our processes to include additional substantive procedures related to our disclosure controls, including validating the completeness and accuracy of the underlying data used for accounting for income taxes.

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

Status of Remediation

To date, we have made substantial progress toward remediating the accounting for income tax material weakness including:

•	revising and formalizing numerous income tax accounting review processes,
•	redesigning and implementing a new, more robust internal control set related to income tax accounting,
•	defining and clearly communicating roles and responsibilities for income tax accounting to local and regional personnel,
•	implementing industry-standard technology tools utilized in the accounting for income taxes,
•	conducting extensive training on the accounting and control processes involving income tax accounting, and
•	hiring additional personnel with specific income tax accounting expertise.

While we made significant improvement in the internal controls through September 30, 2015, we continue to evaluate the effectiveness of our new internal controls to confirm that a sustainable, controlled process is fully in place. As we utilized outside tax advisors and resources to execute many of the new processes and controls earlier in the remediation process, we have put in place processes to help ensure that sufficient knowledge transfer has occurred and that relevant personnel and processes have been in operation for a sustained period of time.

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

Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended September 30, 2015.

During the quarter, we also continued to work with outsourced partners to further simplify and standardize processes and focus on scalable, transactional processes. We transitioned some of our shared service center accounts payable and other transactional processing for our Europe, North America and EEMEA regions and some of our Europe region order-to-cash transactional processing to an outsourced partner. Additionally, we transitioned some of our Europe and one of our Asia Pacific region accounting functions to another outsourced partner. Per our service agreements, the controls previously established around these accounting functions will be maintained by our outsourced partners. We added additional governance controls to review the outsourced work for proper performance of these functions and controls.

There were no other changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.   Legal Proceedings.

Information regarding legal proceedings is available in Note 11, Commitments and Contingencies, to the condensed consolidated financial statements in this report.

Item 1A.   Risk Factors.

There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Our stock repurchase activity for each of the three months in the quarter ended September 30, 2015 was:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
July 1-31, 2015	398,623	$41.02	370,174	$6,888,594,084
August 1-31, 2015	10,673,152	43.41	10,668,934	6,425,492,602
September 1-30, 2015	10,410,702	42.30	10,399,050	5,985,626,097

For the Quarter Ended September 30, 2015	21,482,477	42.83	21,438,158

(1)	The total number of shares purchased includes: (i) shares purchased pursuant to the repurchase program described in (2) below; and (ii) shares tendered to us by employees who used shares to exercise options and to pay the related taxes for grants of restricted and deferred stock that vested, totaling 28,449 shares, 4,218 shares and 11,652 shares for the fiscal months of July, August and September 2015, respectively.
(2)	Our Board of Directors authorized the repurchase of $13.7 billion of our Common Stock through December 31, 2018. Specifically, on March 12, 2013, our Board of Directors authorized the repurchase of up to the lesser of 40 million shares or $1.2 billion of our Common Stock through March 12, 2016. On August 6, 2013, our Audit Committee, with authorization delegated from our Board of Directors, increased the repurchase program capacity to $6.0 billion of Common Stock repurchases and extended the expiration date to December 31, 2016. On December 3, 2013, our Board of Directors approved an increase of $1.7 billion to the program related to a new accelerated share repurchase program, which concluded in May 2014. On July 29, 2015, our Finance Committee, with authorization delegated from our Board of Directors, approved a $6.0 billion increase that raised the repurchase program capacity to $13.7 billion and extended the program through December 31, 2018. See Note 10, Stock Plans, for additional information.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated By-Laws of Mondelēz International, Inc., effective as of October 9, 2015 (incorporated by reference to Exhibit 3.1 to Mondelēz International, Inc.’s Current Report on Form 8-K filed with the SEC on October 7, 2015).

12.1	Computation of Ratios of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following materials from Mondelēz International’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONDELĒZ INTERNATIONAL, INC.

By: /s/ BRIAN T. GLADDEN
Brian T. Gladden
Executive Vice President and
Chief Financial Officer

October 29, 2015