Form 10-K
period 2015-12-31
Mondelez International, Inc.
filed 2016-02-19
CIK 1103982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 1-16483

Mondelēz International, Inc.

(Exact name of registrant as specified in its charter)

Virginia	52-2284372
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Three Parkway North, Deerfield, Illinois	60015
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 847-943-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, no par value	The NASDAQ Global Select Market
1.125% Notes due 2017	New York Stock Exchange LLC
2.375% Notes due 2021	New York Stock Exchange LLC
1.000% Notes due 2022	New York Stock Exchange LLC
1.625% Notes due 2023	New York Stock Exchange LLC
1.625% Notes due 2027	New York Stock Exchange LLC
2.375% Notes due 2035	New York Stock Exchange LLC
4.500% Notes due 2035	New York Stock Exchange LLC
3.875% Notes due 2045	New York Stock Exchange LLC

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of Class A Common Stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on June 30, 2015, was $66 billion. At February 12, 2016, there were 1,568,858,264 shares of the registrant’s Class A Common Stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of shareholders expected to be held on May 18, 2016 are incorporated by reference into Part III hereof.

Mondelēz International, Inc.

In this report, for all periods presented, “we,” “us,” “our,” “the Company” and “Mondelēz International” refer to Mondelēz International, Inc. and subsidiaries. References to “Common Stock” refer to our Class A Common Stock.

Forward-Looking Statements

This report contains a number of forward-looking statements. Words, and variations of words, such as “will,” “may,” “expect,” “would,” “intend,” “plan,” “believe,” “likely,” “estimate,” “anticipate,” “project,” “potential,” “might,” “outlook” and similar expressions are intended to identify our forward-looking statements, including but not limited to statements about: our future performance, including our future revenue growth and margins; our strategy, including our goals to deliver top-tier financial performance and be a great place to work; price volatility and pricing actions; the cost environment and measures to address increased costs; our transformation agenda; the costs of, cost savings generated by, timing of expenditures under and completion of our restructuring programs; our market-leading positions; snack food consumption trends; growth in our snacks business, Power Brands, categories and markets; actions to improve our revenue mix; volatility in global markets; commodity prices and supply; economic conditions; currency exchange rates, controls and restrictions; our expansion plans; our operations in Venezuela and Argentina; pension liabilities related to the coffee business transactions; the significance of the coffee category to our future results; our investment in Keurig, the completion of the transaction, and our ownership interests and governance rights in JDE and Keurig following the transaction; completion of our biscuit operation acquisition; legal matters; changes in laws and regulations and regulatory compliance; environmental compliance and remediation actions; our properties; the estimated value of goodwill and intangible assets; impairment of goodwill and intangible assets and our projections of operating results and other factors that may affect our impairment testing; our accounting estimates and judgments; remediation of the material weakness; pension expenses, contributions and assumptions; employee benefit plan expenses, obligations and assumptions; relationships with employees and representatives; our sustainability initiatives; tax positions; our liquidity, funding sources and uses of funding; reinvestment of earnings; our risk management program, including the use of financial instruments and the effectiveness of our for hedging activities; capital expenditures and funding; share repurchases; dividends; compliance with financial and long-term debt covenants; guarantees and our contractual obligations.

These forward-looking statements involve risks and uncertainties, many of which are beyond our control. Important factors that could cause actual results to differ materially from those described in our forward-looking statements include, but are not limited to, risks from operating globally including in emerging markets; changes in currency exchange rates, controls and restrictions; continued volatility of commodity and other input costs; weakness in economic conditions; weakness in consumer spending; pricing actions; unanticipated disruptions to our business; competition; acquisitions and divestitures, the restructuring program and our other transformation initiatives not yielding the anticipated benefits; changes in the assumptions on which the restructuring program is based; protection of our reputation and brand image; management of our workforce; consolidation of retail customers and competition with retailer and other economy brands; changes in our relationships with suppliers or customers; legal, regulatory, tax or benefit law changes, claims or actions; strategic transactions; our ability to innovate and differentiate our products; significant changes in valuation factors that may adversely affect our impairment testing of goodwill and intangible assets; perceived or actual product quality issues or product recalls; failure to maintain effective internal control over financial reporting; volatility of capital or other markets; pension costs; use of information technology and third party service providers; our ability to protect our intellectual property and intangible assets; a shift in our pre-tax income among jurisdictions, including the United States; and tax law changes. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this report except as required by applicable law or regulation.

PART  I

Item 1. Business.

General

We are one of the world’s largest snack companies with global net revenues of $29.6 billion and earnings from continuing operations of $7.3 billion in 2015. We manufacture and market delicious snack food and beverage products for consumers in 165 countries around the world. Our portfolio includes seven billion dollar brands—Nabisco, Oreo and LU biscuits; Cadbury, Cadbury Dairy Milk and Milka chocolates; and Trident gum, as well as 51 brands that each generated annual revenues of $100 million or more in 2015.

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

Strategy

We intend to leverage our core strengths, including our advantaged geographic footprint, market leadership positions and portfolio of iconic brands and innovation platforms, to achieve two primary goals: deliver top-tier financial performance and be a great place to work. Top-tier financial performance aims to achieve sustainable top- and bottom-line growth, driven by our transformation agenda, which includes focusing our portfolio, reducing costs and investing for growth. We plan to achieve these goals by executing five long-term strategies:

•	Unleash the Power of Our People. We believe that our two primary goals of delivering top-tier financial performance and being a great place to work are interdependent and that one is not fully achievable without the other. Being a great place to work enables us to recruit, retain and unleash the talents of great people. We remain focused on evolving our ways of working, our standards of leadership and the development opportunities available to our colleagues.

•	Transform Snacking. Driving growth is at the forefront of our long-term business strategies. By meeting the needs of consumers through innovation of our portfolio of products, we expect to grow and maintain our Power Brands and market-leading positions.

Our global Power Brands continue to be a significant competitive advantage. Our Power Brands include global brands such as Oreo, LU and belVita biscuits; Milka, Cadbury Dairy Milk and Lacta chocolate; Halls candy; Trident gum; and Tang powdered beverages. Our brands enable us to fulfill consumer needs with a full range of snacking choices. Along with leveraging our global innovation platforms, we offer a full range of snacking choices that address the different needs of our consumers and quickly adapt successful products from one market to others. For example, in early 2015 we acquired Enjoy Life Foods, which creates allergen-free and better for you snacks such as Plentils gluten-free chips and Enjoy Life nut-free chocolate and seed & fruit products. We are developing plans to expand this business within and outside of the North America region.

In 2015, we also transformed our business portfolio following the deconsolidation of our coffee businesses. On July 2, 2015, we combined our global coffee business with D.E Master Blenders 1753 B.V. (“DEMB”) to form Jacobs Douwe Egberts (“JDE”), a new coffee venture in which we maintain a noncontrolling interest. Following the transactions, our snacks net revenues from biscuits, chocolate, gum and candy were approximately 85% of our 2015 net revenues excluding coffee net revenues. We will continue to have a significant stake in the coffee category, but holding our interest in the coffee venture as an investment will allow us to focus to a greater degree on our snacks portfolio and make operating and sales decisions that will help us to grow the snacks business.

To strengthen how we support and leverage our snacks portfolio, we created a Chief Growth Officer role in 2014 to focus on top-line revenue growth opportunities. Beginning in January 2016, we also have a new Chief Commercial Officer. The Chief Commercial Officer is responsible for the execution of the Company’s commercial plan with oversight over the global sales function and delivery of growth plans by the five regions. This structure will focus us further on pursuing and executing on opportunities through which we can drive the most attractive returns.

•	Revolutionize Selling. As part of our focus on growth around the world and particularly in emerging markets, we continue to invest heavily in our routes to market and sales capabilities across key markets, and we have made significant improvements in our marketing effectiveness and spending. In 2015, we acquired an 80% interest in a biscuit operation in Vietnam that expanded our routes to market in the Asia Pacific region. In recent years, we have also invested in expanding our brand presence across digital media and have placed increased focus on e-commerce. Effective spending on advertising and marketing fuels our brands and strengthens our growth strategies for the business.

•	Drive Efficiency to Fuel Growth. We manage our business through a virtuous cycle. To drive sales and earnings growth, we focus first on delivering high quality products that meet consumer needs. We expand our margins through leveraging lean and simple cost management programs within our integrated supply chain and through overhead discipline. We reinvest a portion of these savings to pursue additional targeted growth opportunities within our portfolio.

•	Protect the Well-being of Our Planet. We are committed to growing our business while protecting our planet and its people. We strive to enhance the well-being of the people who enjoy and make our products and to nurture communities where we live, work and grow the ingredients that go into our products. To accomplish these objectives, we focus on delivering safe, high-quality foods and maintaining a safe work environment for our employees. We work to protect resources, focusing on where we can have the greatest impact. We also make food that fits the way people eat today and provides balanced snacking choices.

Our “Call For Well-Being” initiative focuses on four areas that we believe will have the greatest impact: sustainability, mindful snacking, safety and community partnerships. In each of these areas, we set clear goals and metrics. In 2015, we announced our “Sustainability 2020” goals, including reducing absolute carbon dioxide emissions; reducing deforestation within our agricultural supply chain; focusing water-reduction efforts in high-priority locations; reducing packaging material; and reducing total manufacturing waste.

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

Historically, we have recorded income from equity method investments within our operating income as these investments operated as extensions of our base business. Beginning in the third quarter of 2015, to align with the accounting for our deconsolidated coffee business and related investment in JDE, we began to record the earnings from our equity method investments in after-tax equity method investment earnings outside of segment operating income. For the six months ended December 31, 2015, after-tax equity method investment net earnings were less than $1 million on a combined basis. Earnings from equity method investments through July 2, 2015 recorded within segment operating income were $49 million in Asia Pacific, $3 million in EEMEA and $4 million in North America. For the year ended December 31, 2014 these earnings were $98 million in Asia Pacific, $6 million in EEMEA and $9 million in North America. For the year ended December 31, 2013 these earnings were $99 million in Asia Pacific, $7 million in EEMEA and $1 million in North America. See Note 1, Summary of Significant Accounting Policies – Principles of Consolidation, for additional information.

In 2015, we also began to report stock-based compensation for our corporate employees, which was previously reported within our North America region, within general corporate expenses. We reclassified $32 million of corporate stock-based compensation expense out of the North America segment in 2015.

Our segment net revenues for each of the last three years were:

	For the Years Ended December 31,
	2015	2014	2013
	(in millions)

Net revenues:
Latin America	$4,988	$5,153	$5,382
Asia Pacific	4,360	4,605	4,952
EEMEA	2,786	3,638	3,915
Europe	10,528	13,912	14,059
North America	6,974	6,936	6,991

	$29,636	$34,244	$35,299

Currency, the deconsolidation of our global coffee business and other items significantly affect the comparability of our consolidated and segment operating results from year to year. Please see Management’s Discussion and Analysis of Financial Condition and Results of Operations for a review of our operating results.

Our brands span five product categories:

•	Biscuits (including cookies, crackers and salted snacks)
•	Chocolate
•	Gum & candy
•	Beverages (including coffee through July 2, 2015 and powdered beverages)
•	Cheese & grocery

During 2015, our segments contributed to our net revenues in these product categories as follows:

	Percentage of 2015 Net Revenues by Product Category
			Gum &		Cheese &
Segment	Biscuits	Chocolate	Candy	Beverages (1)	Grocery	Total

Latin America	5.4%	2.8%	3.7%	2.6%	2.3%	16.8%
Asia Pacific	4.3%	4.9%	2.4%	1.4%	1.8%	14.8%
EEMEA	1.8%	3.1%	1.8%	1.8%	0.9%	9.4%
Europe	8.2%	15.6%	2.6%	5.2%	3.9%	35.5%
North America	18.8%	0.8%	3.9%	–	–	23.5%

	38.5%	27.2%	14.4%	11.0%	8.9%	100.0%

(1)	On July 2, 2015, as part of the JDE coffee transactions, we deconsolidated our global coffee businesses primarily from our Europe, EEMEA and Asia Pacific segment beverage categories. Our 2015 net revenues reflect our coffee business through July 2, 2015. Refer to Note 2, Divestitures and Acquisitions – Coffee Business Transactions, for more information.

Within our product categories, the classes of products that contributed 10% or more to consolidated net revenues were:

	For the Years Ended December 31,
	2015	2014 (1)	2013 (1)

Biscuits - Cookies and crackers	34%	30%	29%
Chocolate - Tablets, bars and other	27%	28%	27%
Beverages - Coffee	6%	11%	11%

(1)	During 2014, we realigned some of our products across product categories and as such, we reclassified the product category net revenues on a basis consistent with the 2015 presentation.

We use segment operating income to evaluate segment performance and allocate resources. We believe it is appropriate to disclose this measure to help investors analyze segment performance and trends. For a definition and reconciliation of segment operating income to consolidated pre-tax earnings as well as other information on our segments, see Note 17, Segment Reporting.

Our segment operating income for each of the last three years was:

	For the Years Ended December 31,
	2015	2014	2013
	(in millions)

Segment operating income:
Latin America	$485	$475	$570
Asia Pacific	268	385	512
EEMEA	194	327	379
Europe	1,277	1,770	1,699
North America	1,105	922	889

	$3,329	$3,879	$4,049

During the last three fiscal years, our segments contributed to segment operating income as reflected below.

	For the Years Ended December 31,
	2015	2014	2013

Segment operating income:
Latin America	14.6%	12.3%	14.1%
Asia Pacific	8.0%	9.9%	12.6%
EEMEA	5.8%	8.4%	9.4%
Europe	38.4%	45.6%	42.0%
North America	33.2%	23.8%	21.9%

	100.0%	100.0%	100.0%

Significant Divestitures and Acquisitions

For information on our significant divestitures and acquisitions, please refer to Note 2, Divestitures and Acquisitions, and specifically, in connection with our global coffee business deconsolidation, see our discussion under Coffee Business Transactions.

Customers

No single customer accounted for 10% or more of our net revenues from continuing operations in 2015. Our five largest customers accounted for 17% and our ten largest customers accounted for 24% of net revenues from continuing operations in 2015.

Seasonality

Demand for our products is generally balanced over the first three quarters of the year and increases in the fourth quarter primarily because of holidays and other seasonal events.

Competition

We face competition in all aspects of our business. Competitors include large multi-national as well as numerous local and regional companies. Some competitors have different profit objectives than we do and therefore approach pricing and promotional decisions differently. We compete based on product quality, brand recognition and loyalty, service, product innovation, taste, convenience, the ability to identify and satisfy consumer preferences, effectiveness of sales and marketing, routes to market and distribution networks, promotional activity and price. Improving our market position or introducing a new product requires substantial research, development, advertising and promotional expenditures. We believe these investments lead to better products for the consumer and support our growth and market position.

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

We also sell our products on a growing number of e-commerce platforms as consumer consumption patterns change (reflecting greater consumer time compression and technology use) and retail increasingly expands online. Within our digital and social marketing, we also create opportunities for consumers to easily find and buy our products online. We have built relationships with several retailers to develop customized programs that fit their and our formats and provide consumers additional personalized offerings from our snacks portfolio.

We conduct marketing efforts through three principal sets of activities: (i) consumer marketing and advertising including on-air, print, outdoor, digital and social media and other product promotions; (ii) consumer sales incentives such as coupons and rebates; and (iii) trade promotions to support price features, displays and other merchandising of our products by our customers.

Raw Materials and Packaging

We purchase and use large quantities of commodities, including cocoa, dairy, wheat, corn products, soybean and vegetable oils, sugar and other sweeteners and nuts. In addition, we purchase and use significant quantities of packaging materials to package our products and natural gas, fuels and electricity for our factories and warehouses. We regularly monitor worldwide supply, cost and currency trends related to these commodities so we can cost-effectively secure ingredients, packaging and energy sources required for production.

A number of external factors such as weather conditions, commodity market conditions, currency fluctuations and governmental agricultural programs affect the cost and availability of raw materials and agricultural materials used in our products. We use hedging techniques to limit the impact of fluctuations in the cost of our principal raw materials. However, we cannot fully hedge against changes in commodity costs, and our hedging strategies may not protect us from increases in specific raw material costs.

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

From time to time, we grant third parties licenses to use one or more of our trademarks in connection with the manufacture, sale or distribution of third party products. Similarly, we sell some products under brands we license from third parties. In our agreement with Kraft Foods Group, Inc. (“Kraft Foods Group”; which is now part of The Kraft Heinz Company), we each granted the other party various licenses to use certain of our and their respective intellectual property rights in named jurisdictions following the spin-off of our North American grocery business.

Research and Development

We pursue four objectives in research and development: product safety and quality, growth through new products, superior consumer satisfaction and reduced costs. Our innovation efforts focus on anticipating consumer demands and adapting quickly to changing market trends. Wellness products and healthy snacking are a significant focus of our current research and development initiatives. These initiatives aim to accelerate our growth and margins by addressing consumer needs and market trends and leveraging our global innovation platforms, Power Brands and breakthrough technologies.

At December 31, 2015, we had approximately 2,450 scientists and engineers, of which approximately 1,900 are primarily focused on research and development and the remainder are primarily focused on quality assurance and regulatory affairs. Our major technology centers are located in: East Hanover, New Jersey; Whippany, New Jersey; Bournville, United Kingdom; Curitiba, Brazil; Paris, France; Melbourne, Australia; Mexico City, Mexico; Munich, Germany; Reading, United Kingdom; Thane, India; and Suzhou, China. Our research and development expense was $409 million in 2015, $455 million in 2014 and $471 million in 2013. Our total research and development expense was lower in 2015 primarily due to the deconsolidation of our global coffee business, currency and cost optimization initiatives.

Regulation

Our food products and ingredients are subject to local, national and multi-national regulations related to labeling, packaging, pricing, marketing and advertising, privacy and related areas. In addition, various jurisdictions regulate our operations by licensing and inspecting our manufacturing plants and facilities, enforcing standards for selected food products, grading food products, and regulating trade practices related to the sale and pricing of our food products. Many of the food commodities we use in our operations are subject to government agricultural policy and intervention. These policies have substantial effects on prices and supplies and are subject to periodic governmental and administrative review.

Examples of laws and regulations that affect our business include selective food taxes, nutritional labeling requirements and marketing restrictions in markets such as Europe and Latin America; Russian sanctions on the sourcing of raw materials from the European Union and potential labeling disclosure requirements for genetically modified ingredients in the United States. We will continue to monitor developments in laws and regulations. At this time, we do not expect the cost of complying with new laws and regulations will be material. Also refer to Note 1, Summary of Significant Accounting Policies—Currency Translation and Highly Inflationary Accounting, for additional information on government regulations and currency-related impacts on our operations in Argentina, Russia and other countries.

Environmental Regulation

Throughout the countries in which we do business, we are subject to local, national and multi-national environmental laws and regulations relating to the protection of the environment. We have programs across our business units designed to meet applicable environmental compliance requirements. In the United States, the laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). CERCLA imposes joint and several liability on each potentially responsible party. As of December 31, 2015, we had resolved the one active proceeding in the United States under a state equivalent of CERCLA related to our current operations. As of December 31, 2015, we accrued an immaterial amount for the remaining payments related to this resolution. Based on information currently available, we believe that our compliance with environmental laws and regulations will not have a material effect on our financial results.

Employees

We employed approximately 99,000 people worldwide at December 31, 2015 and approximately 104,000 at December 31, 2014. Approximately 5,000 employees transferred to JDE in connection with the global coffee business transactions, and we also added approximately 6,000 employees due to acquisitions in 2015. Employees represented by labor unions or workers’ councils represent approximately 65% of our 87,000 employees outside the United States and approximately 30% of our 12,000 U.S. employees. Our business units are subject to various local, national and multi-national laws and regulations relating to their relationships with their employees. In accordance with European Union requirements, we also have established a European Workers Council composed of management and elected members of our workforce. We believe we generally have good relationships with our employees and their representative organizations.

Foreign Operations

We generated 78.7% of our 2015 net revenues, 82.1% of our 2014 net revenues and 83.1% of our 2013 net revenues from continuing operations outside the United States. We sell our products to consumers in 165 countries. At December 31, 2015, we had operations in more than 80 countries and made our products at 156 manufacturing and processing facilities in 57 countries. Refer to Note 17, Segment Reporting, for additional information on our U.S. and non-U.S. operations. Refer to Item 2, Properties, for more information on our manufacturing and other facilities. Also, for a discussion of risks related to our operations outside the United States, see “Risk Factors” in Item 1A.

Executive Officers of the Registrant

The following are our executive officers as of February 19, 2016:

Name	Age	Title

Irene B. Rosenfeld	62	Chairman and Chief Executive Officer
Brian T. Gladden	50	Executive Vice President and Chief Financial Officer
Gustavo H. Abelenda	55	Executive Vice President and President, Latin America
Maurizio Brusadelli	47	Executive Vice President and President, Asia Pacific
Mark A. Clouse	47	Executive Vice President and Chief Commercial Officer
Timothy P. Cofer	47	Executive Vice President and Chief Growth Officer
Roberto de Oliveira Marques	50	Executive Vice President and President, North America
Robin S. Hargrove	50	Executive Vice President, Research, Development and Quality
Lawrence MacDougall	59	Executive Vice President and President, EEMEA
Karen J. May	57	Executive Vice President, Human Resources
Daniel P. Myers	60	Executive Vice President, Integrated Supply Chain
Gerhard W. Pleuhs	59	Executive Vice President and General Counsel
Hubert Weber	53	Executive Vice President and President, Europe

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

Mr. Brusadelli became Executive Vice President and President, Asia Pacific in January 2016. He previously served as President Biscuits Business, South East Asia, Japan and Sales Asia Pacific from September 2015 to December 2015, President Markets and Sales Asia Pacific from September 2014 to September 2015, President United Kingdom and Ireland from September 2012 to August 2014 and President Gum & Candy Europe from December 2010 until August 2012. Prior to that, Mr. Brusadelli held various positions of increasing responsibility around the world. Mr. Brusadelli joined Mondelēz International in 1993.

Mr. Clouse became Executive Vice President and Chief Commercial Officer in January 2016. He previously served as Executive Vice President and Chief Growth Officer from July 2014 until December 2015 and Executive Vice President and President, North America from October 2012 to March 2015. He was President of the Snacks and Confectionery business in North America from June 2011 to October 2012, Senior Vice President of the Biscuits Global Category Team from October 2010 to June 2011, Managing Director of Kraft Foods Brazil from January 2008 to September 2010 and President of Kraft Foods Greater China from January 2006 to January 2008. Prior to that, Mr. Clouse held various positions of increasing responsibility around the world. Before joining Mondelēz International in 1996, Mr. Clouse served in the United States Army for seven years, obtaining the rank of Captain.

Mr. Cofer became Executive Vice President and Chief Growth Officer in January 2016. Prior to that, he served as Executive Vice President and President, Asia Pacific and EEMEA from September 2013 until December 2015, Executive Vice President and President, Europe from August 2011 until September 2013, Senior Vice President, Global Chocolate Category from June 2010 to August 2011, Senior Vice President, Strategy and Integration from January 2010 to June 2010, President of Pizza from January 2008 to January 2010, Senior Vice President and General Manager of Oscar Mayer from January 2007 to January 2008 and Vice President and General Manager of EU Chocolate from June 2003 to January 2007. Mr. Cofer joined Mondelēz International in 1992.

Mr. de Oliveira Marques became Executive Vice President and President, North America in March 2015. Prior to joining Mondelēz International, Mr. de Oliveira Marques worked at Johnson & Johnson, a global manufacturer of human health and well-being related products, for 27 years in a variety of leadership positions, most recently as Company Group Chairman, Consumer North America from January 2011 to February 2015 and as Company Group Chairman, Consumer Health Care, Global Design Unit from April 2007 to December 2010.

Mr. Hargrove became Executive Vice President, Research, Development & Quality in April 2015. Prior to that, he served as Senior Vice President, Research, Development & Quality for Mondelēz Europe from January 2013 to March 2015. Before joining Mondelēz International, Mr. Hargrove worked at PepsiCo, Inc., a global food and beverage company, for 19 years in a variety of leadership positions, most recently as Senior Vice President, Research and Development, Europe from December 2006 to December 2012.

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

Ms. May became Executive Vice President, Human Resources in October 2005. Prior to that, she was Corporate Vice President, Human Resources for Baxter International Inc., a healthcare company, from February 2001 to September 2005.

Mr. Myers became Executive Vice President, Integrated Supply Chain in September 2011. Prior to that, he worked for Procter & Gamble, a consumer products company, for 33 years in a variety of leadership positions, most recently serving as Vice President, Product Supply for P&G’s Global Hair Care business from September 2007 to August 2011.

Mr. Pleuhs became Executive Vice President and General Counsel in April 2012. In this role, Mr. Pleuhs oversees the legal, compliance, security, corporate and governance affairs functions within Mondelēz International. Previously, Mr. Pleuhs served as Senior Vice President & Deputy General Counsel, Business Units from November 2007 to March 2012 and Senior Vice President and Deputy General Counsel, International for Kraft Foods Global, Inc. from July 2004 to November 2007. Before joining Mondelēz International in 1990, Mr. Pleuhs held a number of senior positions within the German Law Department of Jacobs Kaffee Deutschland GmbH, an international beverage and confectionery company, prior to and after its acquisition by Altria Group, the former parent company of Mondelēz International. Mr. Pleuhs has a law degree from the University of Kiel, Germany and is licensed to practice law in Germany.

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

Competitor and customer pressures may require that we reduce our prices. These pressures may also restrict our ability to increase prices in response to commodity and other cost increases. Failure to effectively assess, change and set proper pricing may negatively impact the achievement of our strategic and financial goals. The emergence of new distribution channels, such as Internet sales directly to consumers, may affect customer and consumer preferences, cost structures or margins, and we might not achieve our goal of developing and building an industry-leading e-commerce snacks business on our planned timeframe. We may also need to increase or reallocate spending on marketing, advertising and new product innovation to protect or increase market share. These expenditures might not result in trade and consumer acceptance of our efforts. If we reduce prices or our costs increase but we cannot increase sales volumes to offset those changes, then our financial condition and results of operations will suffer.

In addition, companies in our industry are under increasing pressure to improve the efficiency of their overall cost structures. We have announced a transformation agenda with the goals of focusing our portfolio, improving our cost structure and operating model, and accelerating our growth. If we do not achieve these objectives and do so in a way that minimizes disruptions to our business, our financial condition and results of operations could be materially and adversely affected.

Maintaining, extending and expanding our reputation and brand image is essential to our business success.

Our success depends on our ability to maintain brand image for our existing products, extend our brands into new geographies and to new distribution platforms, including online, and expand our brand image with new product offerings.

We seek to maintain, extend and expand our brand image through marketing investments, including advertising and consumer promotions, and product innovation. Continuing global focus on health and wellness, including weight management, and increasing attention from the media, shareholders, consumers, activists and other stakeholders on the role of food marketing could adversely affect our brand image. Undue caution on our part in addressing these challenges could weaken our competitive position. Such pressures could also lead to stricter regulations and increased focus on food and snacking marketing practices. Increased legal or regulatory restrictions on our advertising, consumer promotions and marketing, or our response to those restrictions, could limit our efforts to maintain, extend and expand our brands. Moreover, adverse publicity about regulatory or legal action against us, product quality and safety, or environmental and human rights risks in our supply chain could damage our reputation and brand image, undermine our customers’ confidence and reduce demand for our products, even if the regulatory or legal action is unfounded or these matters are immaterial to our operations.

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

We are a global company and generated 78.7% of our 2015 net revenues, 82.1% of our 2014 net revenues and 83.1% of our 2013 net revenues outside the United States. We manufacture and market our products in 165 countries and have operations in more than 80 countries. Therefore, we are subject to risks inherent in global operations. Those risks include:

•	compliance with U.S. laws affecting operations outside of the United States, including anti-bribery laws such as the Foreign Corrupt Practices Act (“FCPA”);
•	compliance with antitrust and competition laws, data privacy laws, and a variety of other local, national and multi-national regulations and laws in multiple regimes;
•	changes in tax laws, interpretation of tax laws and tax audit outcomes;
•	currency devaluations or fluctuations in currency values, including in developing markets such as Argentina, Brazil, China, Russia, Turkey and Ukraine as well as in developed markets such as countries within the European Union;
•	changes in capital controls, including currency exchange controls, government currency policies or other limits on our ability to import raw materials or finished product into various countries or repatriate cash from outside the United States;
•	discriminatory or conflicting fiscal policies;
•	increased sovereign risk, such as default by or deterioration in the economies and credit ratings of governments, particularly in our Latin America and EEMEA regions;
•	changes in local regulations and laws, the uncertainty of enforcement of remedies in foreign jurisdictions, and foreign ownership restrictions and the potential for nationalization or expropriation of property or other resources;
•	varying abilities to enforce intellectual property and contractual rights;
•	greater risk of uncollectible accounts and longer collection cycles;
•	design, implementation and use of effective control environment processes across our diverse operations and employee base; and
•	the imposition of increased or new tariffs, quotas, trade barriers or similar restrictions on our sales or regulations, taxes or policies that might negatively affect our sales.

In addition, political and economic changes or volatility, geopolitical regional conflicts, terrorist activity, political unrest, civil strife, acts of war, public corruption, expropriation and other economic or political uncertainties could interrupt and negatively affect our business operations or customer demand. The slowdown in economic growth or high unemployment in some emerging markets could constrain consumer spending, and declining consumer purchasing power could adversely impact our profitability. Continued instability in the banking and governmental sectors of certain countries or the dynamics associated with the federal and state debt and budget challenges in the United States could adversely affect us. All of these factors could result in increased costs or decreased revenues, and could materially and adversely affect our product sales, financial condition and results of operations.

Our operations in certain emerging markets expose us to political, economic and regulatory risks.

Our growth strategy depends in part on our ability to expand our operations in emerging markets, including Brazil, China, India, Mexico, Russia, Argentina, Ukraine, the Middle East, Africa and Southeast Asia. However, some emerging markets have greater political, economic and currency volatility and greater vulnerability to infrastructure and labor disruptions than more established markets. In many countries, particularly those with emerging economies, it may be common for others to engage in business practices prohibited by laws and regulations with extraterritorial reach, such as the FCPA and the U.K. Bribery Act, or local anti-bribery laws. These laws generally prohibit companies and their employees, contractors or agents from making improper payments to government officials, including in connection with obtaining permits or engaging in other actions necessary to do business. Failure to comply with these laws could subject us to civil and criminal penalties that could materially and adversely affect our reputation, financial condition and results of operations.

In addition, competition in emerging markets is increasing as our competitors grow their global operations and low cost local manufacturers expand and improve their production capacities. Our success in emerging markets is critical to our growth strategy. If we cannot successfully increase our business in emerging markets and manage associated political, economic and regulatory risks, our product sales, financial condition and results of operations could be adversely affected, such as the current year impact of deconsolidating and changing to the cost method of accounting for our Venezuelan operations as discussed in this Form 10-K or any potential impact on our business in Venezuela from future economic or political developments.

Unanticipated business disruptions could adversely affect our ability to provide our products to our customers.

We manufacture and source products and materials on a global scale. We have a complex network of suppliers and materials needs, owned manufacturing locations, co-manufacturing locations, distribution networks and information systems that support our ability to provide our products to our customers consistently. Factors that are hard to predict or beyond our control, like weather, natural disasters, supply and commodity shortages, fire, explosions, terrorism, political unrest, generalized labor unrest or health pandemics could damage or disrupt our operations or our suppliers’ or co-manufacturers’ operations. If we do not effectively respond to disruptions in our operations, for example, by finding alternative suppliers or replacing capacity at key manufacturing or distribution locations, or cannot quickly repair damage to our information, production or supply systems, we may be late in delivering or unable to deliver products to our customers. If that occurs, we may lose our customers’ confidence, and long-term consumer demand for our products could decline. In addition, we might not have the functions, processes or organizational capability necessary to achieve on our anticipated timeframes our strategic ambition to reconfigure our supply chain and drive efficiencies to fuel growth. Further, changes to regulatory restrictions within the markets in which we operate may impact our ability to supply multiple markets with a streamlined manufacturing footprint. These events could materially and adversely affect our product sales, financial condition and results of operations.

We are subject to currency exchange rate fluctuations.

At December 31, 2015, we sold our products in 165 countries and had operations in more than 80 countries. A significant portion of our business is exposed to currency exchange rate fluctuations. Our financial results and capital ratios are sensitive to movements in currency exchange rates because a large portion of our assets, liabilities, revenue and expenses must be translated into U.S. dollars for reporting purposes or converted into U.S. dollars to service obligations such as our U.S. dollar-denominated indebtedness and dividends. In addition, movements in currency exchange rates can affect transaction costs because we source product ingredients from various countries. We seek to mitigate our exposure to exchange rate fluctuations, primarily on cross-currency transactions, but our efforts may not be successful. Accordingly, changes in the currency exchange rates that we use to translate our results into U.S. dollars for financial reporting purposes or for transactions involving multiple currencies could materially and adversely affect our financial condition and results of operations.

Commodity and other input prices are volatile and may increase or decrease significantly or availability of commodities may become constrained.

We purchase and use large quantities of commodities, including cocoa, dairy, wheat, corn products, soybean and vegetable oils, sugar and other sweeteners, and nuts. In addition, we purchase and use significant quantities of packaging materials to package our products and natural gas, fuels and electricity for our factories and warehouses. Prices for these raw materials, other supplies and energy are volatile and can fluctuate due to conditions that are difficult to predict. These conditions include global competition for resources, currency fluctuations, political conditions, severe weather, the potential longer-term consequences of climate change on agricultural productivity, crop disease or pests, water risk, health pandemics, consumer or industrial demand, and changes in governmental trade, alternative energy and agricultural programs. Many of the commodities we purchase are grown by smallholder farmers, who might lack the capacity to invest to increase productivity or adapt to changing conditions. Although we monitor our exposure to commodity prices and hedge against input price increases, we cannot fully hedge against changes in commodity costs, and our hedging strategies may not protect us from increases in specific raw material costs. Continued volatility in the prices of commodities and other supplies we purchase could increase or decrease the costs of our products, and our profitability could suffer as a result. Moreover, increases in the price of our products, including increases to cover higher input costs may result in lower sales volumes, while decreases in input costs could require us to lower our prices and thereby affect our revenues, profits or margins. Likewise, constraints in the supply of key commodities may limit our ability to grow our net revenues and earnings. If our mitigation activities are not effective, if we are unable to price to cover increased costs or must reduce our prices, or if we are limited by supply constraints, our financial condition and results of operations could be materially adversely affected.

Changes in and inconsistencies among laws and regulations in many countries in which we operate could increase our costs.

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

We also face increased personnel-related risks in connection with implementing the changes in our transformation agenda related to our operating model and business processes, including building a global shared services capability. These risks could lead to operational challenges, including increased competition for employees with the skills we require to achieve our business goals, higher employee turnover, including of employees with key capabilities, and challenges in developing the capabilities necessary to build a shared services function and transform our business processes. Furthermore, we might be unable to manage changes in, or that affect, our workforce appropriately or satisfy the legal requirements associated with how we manage and compensate our employees. This includes our management of employees represented by labor unions or workers’ councils, who represent approximately 65% of our 87,000 employees outside the United States and approximately 30% of our 12,000 U.S. employees.

These risks could materially and adversely affect our reputation, ability to meet the needs of our customers, product sales, financial condition and results of operations.

We must address risks related to consolidation of retail customers and leverage our value proposition in order to compete against retailer and other economy brands.

Retail customers, such as supermarkets, warehouse clubs and food distributors in the European Union, the United States and our other major markets, continue to consolidate or form buying alliances, resulting in fewer but larger customers with whom we can conduct business. Larger, more sophisticated retail customers and alliances among customers can resist price increases, delist or reduce the shelf space allotted to our products, and demand lower pricing, increased promotional programs, longer payment terms or specifically tailored products. Retail customers might also adopt these tactics in their dealings with us in response to the significant growth in online retailing for consumer products, which is outpacing the growth of traditional retail channels. In addition, larger retail customers have the scale to develop supply chains that permit them to operate with reduced inventories or to develop and market their own retailer and other economy brands that compete with some of our products. Our products must provide higher quality or value to our consumers than the less expensive alternatives, particularly during periods of economic uncertainty. Consumers may not buy our products if consumers perceive the difference in the quality or value between our products and the retailer or other economy brands has narrowed. If consumers switch to purchasing or otherwise prefer the retailer or other economy brands, then we could lose market share or sales volumes or need to shift our product mix to lower margin offerings.

Retail consolidation also increases the risk that adverse changes in our customers’ business operations or financial performance will have a corresponding material adverse effect on us. For example, if our customers cannot access sufficient funds or financing, then they may delay, decrease or cancel purchases of our products, or delay or fail to pay us for previous purchases.

If we do not effectively respond to retail consolidation, increasing retail power and competition from retailer and other economy brands, our reputation, brands, product sales, financial condition and results of operations could be materially and adversely affected.

We are subject to and may fail to manage changes in our relationships with significant customers or suppliers.

During 2015, our five largest customers accounted for 17.0% of our net revenues. There can be no assurance that our customers will continue to purchase our products in the same mix or quantities or on the same terms as in the past, particularly as increasingly powerful retailers continue to demand lower pricing and develop their own brands. The loss of or disruptions related to significant customers, such as the disruptions we experienced in 2014 with customers in France, could result in a material reduction in sales or change in the mix of products we sell to a significant customer. This could materially and adversely affect our product sales, financial condition and results of operations.

Additionally, disputes with significant suppliers, including those related to pricing or performance, could adversely affect our ability to supply products to our customers or operate our business and could materially and adversely affect our product sales, financial condition and results of operations.

We may decide or be required to recall products or be subjected to product liability claims.

We could decide, or laws or regulations could require us, to recall products due to suspected or confirmed and deliberate or unintentional product contamination, spoilage or other adulteration, product misbranding or product tampering. In addition, if another company recalls or experiences negative publicity related to a product in a category in which we compete, consumers might reduce their overall consumption of products in this category. Any of these events could materially and adversely affect our reputation, brands, product sales, financial condition and results of operations.

We may also suffer losses if our products or operations violate applicable laws or regulations, or if our products cause injury, illness or death. In addition, our marketing could face claims of false or deceptive advertising or other criticism. A significant product liability or other legal judgment against us, a related regulatory enforcement action or a widespread product recall could materially and adversely affect our reputation and profitability. Moreover, even if a product liability or consumer fraud claim is unsuccessful, has no merit or is not pursued, the negative publicity surrounding assertions against our products or processes could materially and adversely affect our reputation, brands, product sales, financial condition and results of operations.

We could be subject to legal or tax claims or other regulatory enforcement actions.

We are a large snack food company operating in highly regulated environments and constantly evolving legal, tax and regulatory frameworks around the world. Consequently, we are subject to greater risk of litigation, legal or tax claims or other regulatory enforcement actions. There can be no assurance that our employees, contractors or agents will not violate policies and procedures we have implemented to promote compliance with existing laws and regulations. Moreover, our failure to maintain effective control environment processes could lead to violations, unintentional or otherwise, of laws and regulations. Litigation, legal or tax claims or regulatory enforcement actions arising out of our failure or alleged failure to comply with applicable laws, regulations or controls could subject us to civil and criminal penalties that could materially and adversely affect our reputation, product sales, financial condition and results of operations.

We may not successfully identify, complete or manage strategic transactions.

We regularly evaluate a variety of potential strategic transactions, including acquisitions, divestitures, joint ventures, minority investments and other strategic alliances that could further our strategic business objectives. We may not successfully identify, complete or manage the risks presented by these strategic transactions. Our success depends, in part, upon our ability to identify suitable transactions; negotiate favorable contractual terms; comply with applicable regulations and receive necessary consents, clearances and approvals (including regulatory and antitrust clearances and approvals); integrate or separate businesses; realize the full extent of the benefits, cost savings or synergies presented by strategic transactions; effectively implement control environment processes with employees joining us as a result of a transaction; minimize adverse effects on existing business relationships with suppliers and customers; achieve accurate estimates of fair value; minimize potential loss of customers or key employees; and minimize indemnities and potential disputes with buyers, sellers and strategic partners. In addition, execution or oversight of strategic transactions may result in the diversion of management attention from our existing business and may present financial, managerial and operational risks.

With respect to acquisitions and joint ventures in particular, we are also exposed to potential risks based on our ability to conform standards, controls, policies and procedures, and business cultures; consolidate and streamline operations and infrastructures; identify and eliminate redundant and underperforming operations and assets; manage inefficiencies associated with the integration of operations; and coordinate antitrust and competition laws in the United States, the European Union and other jurisdictions. Joint ventures and strategic alliances pose additional risks, as we share ownership and management responsibilities with one or more other parties who may not have the same objectives, priorities, strategies or resources as we do. In July 2015, we completed transactions to combine our wholly owned coffee businesses with those of DEMB to create a new company, Jacobs Douwe Egberts, and we acquired an 80% interest in a biscuit operation in Vietnam. In December 2015, we announced that we intend to exchange a portion of our equity ownership in JDE for equity in the new holding company of Keurig Green Mountain, Inc. (“Keurig”) in the event of a successful closing of the acquisition of Keurig by an investor group led by JAB Holding Co. Transactions or ventures into which we enter might not meet our financial and non-financial control and compliance expectations or yield the anticipated benefits. Depending on the nature of the business ventures, including whether they operate globally, these ventures could also be subject to many of the same risks we are, including political, economic and regulatory risks, currency exchange rate fluctuations, and volatility of commodity and other input prices. Either partner might fail to recognize alliance relationships that could expose the business to higher risk or make the venture not as productive as expected. Furthermore, we may not be able to complete, on terms favorable to us, desired or proposed divestitures of businesses that do not meet our strategic objectives or our growth or profitability targets. Our divestiture activities, or related activities such as reorganizations, restructuring programs and transformation initiatives, may require us to recognize impairment charges or to take action to reduce costs that remain after we complete a divestiture. Gains or losses on the sales of, or lost operating income from, those businesses may also affect our profitability.

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

We must distinguish among short-term fads, mid-term trends and long-term changes in consumer preferences. If we do not accurately predict which shifts in consumer preferences will be long-term, or if we fail to introduce new and improved products to satisfy those changing preferences, our sales could decline. In addition, because of our varied consumer base, including by geography, we must offer an array of products that satisfy the broad spectrum of consumer preferences. If we fail to expand our product offerings successfully across product categories, or if we do not rapidly develop products in faster growing and more profitable categories, demand for our products could decrease and our profitability could suffer.

Prolonged negative perceptions concerning the health implications of certain food products could influence consumer preferences and acceptance of some of our products and marketing programs. For example, consumers have increasingly focused on health and wellness, including weight management and reducing sodium and added sugar consumption. In addition, consumer preferences differ by region, and we must monitor and adjust our use of ingredients to respond to these regional preferences. We might be unsuccessful in our efforts to effectively respond to changing consumer preferences and social expectations. Continued negative perceptions and failure to satisfy consumer preferences could materially and adversely affect our reputation, product sales, financial condition and results of operations.

Failure to maintain effective internal control over financial reporting could adversely affect us.

The accuracy of our financial reporting depends on the effectiveness of our internal control over financial reporting. Internal control over financial reporting can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements and may not prevent or detect misstatements because of its inherent limitations. These limitations include, among others, the possibility of human error, inadequacy or circumvention of controls and fraud. If we do not maintain effective internal control over financial reporting or design and implement controls sufficient to provide reasonable assurance with respect to the preparation and fair presentation of our financial statements, including in connection with controls executed for us by third parties, we might fail to timely detect any misappropriation of corporate assets or inappropriate allocation or use of funds and could be unable to file accurate financial reports on a timely basis. As a result, our reputation, results of operations and stock price could be materially adversely affected.

In connection with management’s assessment of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 for the fiscal year ended December 31, 2013, we determined that we did not maintain effective monitoring and oversight of controls over the completeness, accuracy and presentation of our accounting for income taxes, including the income tax provision and related tax assets and liabilities. We determined that the ineffective monitoring and oversight of controls over income tax accounting constituted a material weakness. As of December 31, 2015, we remediated this material weakness. See Item 9A, Controls and Procedures, for a discussion of the material weakness and the remediation. If the new controls we implemented to strengthen our overall internal control over accounting for income taxes were not designed or do not continue to operate effectively or if we are unsuccessful in continuing to follow these new processes, we may not timely or accurately report our financial condition or results of operations. This could adversely affect our stock price and the confidence of investors, business partners and others in our financial reports.

We are increasingly dependent on information technology and third party service providers.

We rely on information technology and third party service providers to process, transmit and store company information via business applications, internal networks and the Internet. We use these technologies to support our global business processes and activities, including communicating with our employees, customers and suppliers; running critical business operations; meeting regulatory, legal and tax requirements; and executing various digital marketing and consumer promotion activities.

These technologies and related information are subject to risks related to confidentiality, integrity and continuity, many of which are beyond our control. Confidentiality and integrity of information may be jeopardized by deliberate or unintentional misuse, manipulation or disclosure of information; physical theft; or cybersecurity data breaches. We might face increased risk if our goal of increasing our revenues through new initiatives, including e-commerce, leads to an increase in the amount of confidential information that we process and maintain. Continuity of business applications and services may be disrupted by errors in systems’ maintenance, migration of applications to the cloud, power outages, hardware or software failures, viruses or malware, cyber security attacks, telecommunication failures, natural disasters, terrorist attacks and other catastrophic events.

Should any of these risks materialize, the need to coordinate with various third party service providers might complicate our efforts to resolve the related issues. If our controls, disaster recovery and business continuity plans do not effectively resolve the issues in a timely manner, our product sales, financial condition and results of operations may be materially and adversely affected, and we may experience delays in reporting our financial results.

In addition, should confidential information belonging to us or our employees, customers, consumers, partners or suppliers be misused or breached, we may suffer financial losses relating to remediation, damage to our reputation or brands, loss of intellectual property or penalties or litigation related to violation of data privacy laws and regulations.

Weak financial performance, downgrades in our credit ratings, illiquid global capital markets and volatile global economic conditions could limit our access to the global capital markets, reduce our liquidity and increase our borrowing costs.

We access the long-term and short-term global capital markets to obtain financing. Our financial performance, our short- and long-term debt credit ratings, interest rates, the stability of financial institutions with which we partner, the liquidity of the overall global capital markets and the state of the global economy, including the food industry, could affect our access to, and the availability or cost of, financing on acceptable terms and conditions and our ability to pay dividends in the future. There can be no assurance that we will have access to the global capital markets on terms we find acceptable.

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

Volatility in the equity markets, interest rates, our participation in multiemployer pension plans or other factors could substantially increase our pension costs.

We sponsor a number of defined benefit pension plans for our employees throughout the world. At the end of 2015, the projected benefit obligation of our defined benefit pension plans was $11.1 billion and plan assets were $9.0 billion. The difference between plan obligations and assets, or the funded status of the plans, significantly affects the net periodic benefit costs of our pension plans and the ongoing funding requirements of those plans. Our major defined benefit pension plans are funded with trust assets invested in a globally diversified portfolio of investments, including equities and corporate debt. Among other factors, changes in interest rates, mortality rates, early retirement rates, investment returns, minimum funding requirements in the jurisdictions in which the plans operate, the viability of other employers in the multiemployer pension plans in which we participate and the market value of plan assets can affect the level of plan funding, cause volatility in the net periodic pension cost and increase our future funding requirements. Legislative and other governmental regulatory actions may also increase funding requirements for our pension plans’ benefits obligation.

Volatility in the global capital markets may increase the risk that we are required to make additional cash contributions to the pension plans and recognize further increases in our net periodic pension cost.

Due to our participation in multi-employer pension plans, we may have exposure under those plans that extends beyond what our obligation would be with respect to our employees. Our contributions to a multi-employer plan may increase beyond our bargaining obligations depending on the financial condition of the multi-employer plan. We may be required to participate in funding the unfunded obligations of the plan allocable to a withdrawing employer, and our costs might increase as a result. Further, if we partially or completely withdraw from a multi-employer pension plan, we may be required to pay a partial or complete withdrawal liability. This withdrawal liability will generally increase if there is also a mass withdrawal of other participating employers or if the plan terminates. (See Note 10, Benefit Plans, to the consolidated financial statements for more information on our multiemployer pension plans.)

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

Item 1B.   Unresolved Staff Comments.

None.

Item 2.   Properties.

On December 31, 2015, we had 156 manufacturing and processing facilities in 57 countries and 187 distribution centers and depots worldwide. During 2015, we opened 3 new manufacturing facilities and disposed of or ceased operations in 17 manufacturing facilities, primarily related to the coffee business transactions. We also opened 8 new distribution facilities and no longer own or lease 13 distribution facilities. In addition, a decrease of 24 distribution facilities in our Asia Pacific segment primarily reflects distribution facilities that are owned or leased by third party logistics partners. It is our practice to maintain all of our plants and other facilities in good condition. We believe we have or will add sufficient capacity to meet our planned operating needs.

	As of December 31, 2015
	Number of	Number of
	Manufacturing	Distribution
	Facilities	Facilities
Latin America	20	4
Asia Pacific	31	50
EEMEA	25	13
Europe	63	33
North America	17	87

Total	156	187

Owned	147	47
Leased	9	140

Total	156	187

Item 3.   Legal Proceedings.

Information regarding legal proceedings is available in Note 13, Commitments and Contingencies, to the consolidated financial statements in this report.

Item 4.   Mine Safety Disclosures.

Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is listed on The NASDAQ Global Select Market under the symbol “MDLZ.” At January 31, 2016, there were 59,102 holders of record of our Common Stock. Information regarding the market price of our Common Stock and dividends declared during the last two fiscal years is included in Note 18, Quarterly Financial Data (Unaudited), to the consolidated financial statements.

Comparison of Five-Year Cumulative Total Return

The following graph compares the cumulative total return on our Common Stock with the cumulative total return of the S&P 500 Index and the Mondelēz International performance peer group index. The graph assumes, in each case, that an initial investment of $100 is made at the beginning of the five-year period. The cumulative total return reflects market prices at the end of each year and the reinvestment of dividends each year (and takes into account the value of Kraft Foods Group shares distributed in the Spin-Off). The vertical line below indicates the October 1, 2012 Spin-Off date and is intended to facilitate comparisons of performance against peers listed below and the stock market before and following the Spin-Off.

	Mondelēz		Performance
Date	International	S&P 500	Peer Group
December 31, 2010	$100.00	$100.00	$100.00
December 31, 2011	122.64	102.11	107.09
December 31, 2012	131.84	118.45	118.32
December 31, 2013	186.02	156.82	140.93
December 31, 2014	194.55	178.28	151.64
December 31, 2015	243.95	180.75	155.42

The Mondelēz International performance peer group consists of the following companies considered our market competitors or that have been selected on the basis of industry, global focus or industry leadership: Campbell Soup Company, The Coca-Cola Company, Colgate-Palmolive Company, Danone S.A., General Mills, Inc., The Hershey Company, Kellogg Company, Nestlé S.A., PepsiCo, Inc., The Procter & Gamble Company and Unilever PLC.

This performance graph and other information furnished under this Part II Item 5(a) of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

Issuer Purchases of Equity Securities

Our stock repurchase activity for each of the three months in the quarter ended December 31, 2015 was:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
October 1-31, 2015	2,802,427	$44.77	2,790,353	$5,860,675,551
November 1-30, 2015	5,288,316	44.45	5,286,719	5,625,687,529
December 1-31, 2015	4,290,456	43.58	4,116,106	5,446,305,470

For the Quarter Ended December 31, 2015	12,381,199	44.22	12,193,178

(1)	The total number of shares purchased includes: (i) shares purchased pursuant to the repurchase program described in (2) below; and (ii) shares tendered to us by employees who used shares to exercise options and to pay the related taxes for grants of restricted and deferred stock that vested, totaling 12,074 shares, 1,597 shares and 174,350 shares for the fiscal months of October, November and December 2015, respectively.

(2)	Our Board of Directors authorized the repurchase of $13.7 billion of our Common Stock through December 31, 2018. Specifically, on March 12, 2013, our Board of Directors authorized the repurchase of up to the lesser of 40 million shares or $1.2 billion of our Common Stock through March 12, 2016. On August 6, 2013, our Audit Committee, with authorization delegated from our Board of Directors, increased the repurchase program capacity to $6.0 billion of Common Stock repurchases and extended the expiration date to December 31, 2016. On December 3, 2013, our Board of Directors approved an increase of $1.7 billion to the program related to a new accelerated share repurchase program, which concluded in May 2014. On July 29, 2015, our Finance Committee, with authorization delegated from our Board of Directors, approved a $6.0 billion increase that raised the repurchase program capacity to $13.7 billion and extended the program through December 31, 2018. See Note 12, Capital Stock, for additional information.

Item 6.   Selected Financial Data

Mondelēz International, Inc.

Selected Financial Data – Five Year Review (1)

	2015	2014	2013	2012	2011
	(in millions, except per share and employee data)
Continuing Operations (2)
Net revenues	$29,636	$34,244	$35,299	$35,015	$35,810
Earnings from continuing operations, net of taxes	7,291	2,201	2,332	1,606	1,764
Net earnings attributable to Mondelēz International:
Per share, basic	4.49	1.29	1.30	0.90	0.99
Per share, diluted	4.44	1.28	1.29	0.88	0.99

Cash Flow and Financial Position (3)
Net cash provided by operating activities	3,728	3,562	6,410	3,923	4,520
Capital expenditures	1,514	1,642	1,622	1,610	1,771
Property, plant and equipment, net	8,362	9,827	10,247	10,010	13,813
Total assets	62,843	66,771	72,464	75,421	93,701
Long-term debt	14,557	13,821	14,431	15,519	23,013
Total Mondelēz International shareholders’ equity	28,012	27,750	32,373	32,276	35,271
Shares outstanding at year end (4)	1,580	1,664	1,705	1,778	1,768

Per Share and Other Data (5)
Book value per shares outstanding	17.73	16.68	18.99	18.15	19.95
Dividends declared per share (6)	0.64	0.58	0.54	1.00	1.16
Common Stock closing price at year end (7)	44.84	36.33	35.30	25.45	37.36
Number of employees	99,000	104,000	107,000	110,000	126,000

(1)	The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K and Annual Reports on Form 10-K for earlier periods. A significant portion of our business is exposed to currency exchange rate fluctuation as a large portion of our assets, liabilities, revenue and expenses must be translated into U.S. dollars for reporting purposes. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of operating results on a constant currency basis where noted.
(2)	Significant items impacting the comparability of our results from continuing operations include: Spin-Off Costs in 2012-2014; Restructuring Programs in 2012-2015; Cost Savings Initiatives in 2011-2013; the contribution of our global coffee businesses and investment in JDE and related gain in 2015; other divestitures and sales of property in 2015, 2013 and 2012; acquisitions in 2015 and 2013; the Cadbury acquisition-related Integration Program in 2011-2014; the benefit from the Cadbury acquisition-related indemnification resolution in 2013; losses on debt extinguishment in 2013-2015; unrealized gains on the coffee business transaction currency hedges in 2014 and 2015; debt tender offers completed in 2013-2015; loss on deconsolidation of Venezuela in 2015; the remeasurement of net monetary assets in Venezuela in 2013-2015; accounting calendar changes in 2015, 2013 and 2011 (including a 53rd week of operating results in 2011); impairment charges related to intangible assets in 2015, 2014 and 2012; and our provision for income taxes in all years. Please refer to Notes 1, Summary of Significant Accounting Policies; 2, Divestitures and Acquisitions; 5, Goodwill and Intangible Assets; 6, Restructuring Programs; 7, Integration Program and Cost Savings Initiatives; 8, Debt and Borrowing Arrangements; 9, Financial Instruments; 13, Commitments and Contingencies; 15, Income Taxes; and 17, Segment Reporting, for additional information regarding items affecting comparability of our results from continuing operations.
(3)	Our Cash Flow and Financial Position information includes Kraft Foods Group data for periods prior to the October 1, 2012 Spin-Off date. Refer to the Annual Report on Form 10-K for the year ended December 31, 2012 for information on the divested net assets and items impacting cash flow. Other items impacting comparability primarily relate to the coffee business transactions in 2014 and 2015, the loss on deconsolidation of Venezuela in 2015 and the receipt of net cash proceeds from the resolution of the Starbucks arbitration in 2013. As of December 31, 2015, we had debt issuance costs related to recognized debt liabilities of $46 million, which have been reclassified from long-term other assets to a deduction from the related debt obligations on the consolidated balance sheet. We have also made this reclassification in the prior years presented to be consistent with the current year presentation.
(4)	Refer to Note 12, Capital Stock, for additional information on our share repurchase program in 2013-2015.
(5)	Per Share and Other Data includes Kraft Foods Group data for periods prior to the October 1, 2012 Spin-Off date. Refer to Note 2, Divestitures and Acquisitions, related to the resolution of the Starbucks arbitration in 2013 and the Annual Report on Form 10-K for the year ended December 31, 2012, for additional information on the Cadbury acquisition in 2010.
(6)	Refer to the Equity and Dividends section within Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information on our dividends following the October 1, 2012 Spin-Off.
(7)	Closing prices reflect historical market prices and have not been adjusted for periods prior to October 1, 2012 to reflect the Spin-Off of Kraft Foods Group on that date.

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

Description of the Company

We manufacture and market primarily snack food products, including biscuits (cookies, crackers and salted snacks), chocolate, gum & candy and various cheese & grocery products, as well as powdered beverage products. We have operations in more than 80 countries and sell our products in 165 countries.

Over the last several years, we have built a presence in the snacking category. We have expanded geographically and continue to invest in product quality, marketing and innovation behind our iconic brands while also implementing a series of cost saving initiatives. Our goals are to achieve industry-leading revenue growth over time driven by the higher expected growth rates of advantaged snack categories; leverage our cost structure through supply chain reinvention, productivity programs, overhead streamlining, volume growth and improved product mix to drive margin gains; and grow earnings per share in the top-tier of our peer group.

Coffee Business Transactions

On July 2, 2015, we completed transactions to combine our wholly owned coffee businesses (including our coffee portfolio in France) with those of D.E Master Blenders 1753 B.V. (“DEMB”) to create a new company, Jacobs Douwe Egberts or JDE. We currently hold a 43.5% equity interest in JDE and Acorn Holdings B.V. (“AHBV”), owner of DEMB, holds the remaining 56.5% equity interest.

In connection with the contribution of our global coffee businesses to JDE, we recorded a pre-tax gain of $6.8 billion (or $6.6 billion after taxes) in 2015. We also recorded approximately $1.0 billion of pre-tax net gains related to hedging the expected cash proceeds from the transactions as described further below.

The consideration we have received to date consists of €3.8 billion of cash ($4.2 billion U.S. dollars as of July 2, 2015), a 43.5% equity interest in JDE and $794 million in receivables (related to sales price adjustments and tax formation cost payments). During the third quarter of 2015, we also recorded $283 million of cash and receivables from JDE related to reimbursement of costs that we incurred in separating our coffee businesses. The cash and equity consideration we received at closing reflects that we retained our interest in a Korea-based joint venture, Dongsuh Foods Corporation. During the second quarter of 2015, we also completed the sale of our interest in a Japanese coffee joint venture, Ajinomoto General Foods, Inc. (“AGF”). In lieu of contributing our interest in the AGF joint venture to JDE, we contributed the net cash proceeds from the sale, and the transaction did not change the consideration received for our global coffee businesses. Please see Note 2, Divestitures and Acquisitions – Other Divestitures, Acquisitions and Sales of Property, for discussion of the divestiture of AGF.

During the fourth quarter, we and JDE concluded negotiations of a sales price adjustment and completed the valuation of our investment in JDE. Primarily related to the negotiated resolution of the sales price adjustment in the fourth quarter, we recorded a $313 million reduction in the pre-tax gain on the coffee transaction, reducing the $7.1 billion estimated gain in the third quarter to the $6.8 billion final gain for 2015. As part of our sales price negotiations, we retained the right to collect future cash payments if certain estimated pension liabilities come in over an agreed amount in the future. As such, we may recognize additional income related to this negotiated term in the future.

The final value of our investment in JDE on July 2, 2015 was €4.1 billion, or $4.5 billion. The fair value of the JDE investment was determined using both income-based and market-based valuation techniques. The discounted cash flow analysis reflected growth, discount and tax rates and other assumptions reflecting the underlying combined businesses and countries in which the combined coffee businesses operate.

In connection with the expected receipt of cash in euros at the time of closing, we entered into a number of consecutive currency exchange forward contracts in 2014 and 2015 to lock in an equivalent expected value in U.S. dollars as of the date the coffee business transactions were first announced in May 2014. Cumulatively, we realized aggregate net gains and received cash of approximately $1.0 billion on these hedging contracts that increased the cash we received in connection with the coffee business transactions from $4.2 billion in cash consideration received to $5.2 billion. In connection with these currency contracts and the transfer of the sale proceeds to our subsidiaries that deconsolidated net assets and shares, we recognized a net gain of $628 million in 2014 and a net gain of $436 million in 2015 within interest and other expense, net. For additional information on the JDE coffee transactions, see Note 2, Divestitures and Acquisitions.

On December 18, 2015, AHBV and we agreed to provide JDE additional capital to pay down some of its debt with lenders. Our pro rata share of the capital increase was €499 million ($544 million U.S. dollars as of December 18, 2015) and was made in return for additional shares in JDE such that we retained our 43.5% interest in JDE following the capital increase. To fund our share of the capital increase, we contributed €460 million ($501 million) of JDE receivables and made a €39 million ($43 million) cash payment.

On December 6, 2015, we agreed to make an investment in Keurig Green Mountain Inc. (“Keurig”), which is contingent upon the successful completion of a planned acquisition of Keurig by JAB Holding Co. (“JAB” and parent company of AHBV). Following the close of JAB’s planned acquisition of Keurig in early 2016, we intend to exchange a portion of our equity interest in JDE for an equity interest in Keurig. Following the exchange of shares, we expect our ownership in JDE to decrease to approximately 26.5% and our interest in Keurig to be somewhat lower. We expect to account for both investments under the equity method, resulting in our recognizing our share of their earnings within our earnings and our share of their dividends within our cash flows. Our governance rights in JDE will not change significantly and we will have similar governance rights in Keurig following the transaction. Our investment in Keurig will follow the acquisition of Keurig by JAB, which is expected to be completed by the end of the first quarter of 2016 or early in the second quarter. As our exchange of shares in JDE for the investment in Keurig is conditioned upon the actions of JAB and Keurig’s existing shareholders and is subject to further regulatory antitrust reviews, we have not reflected the portion of our investment in JDE that would be exchanged for the Keurig investment as assets held for sale as of December 31, 2015.

Venezuela Deconsolidation

Effective as of the close of the 2015 fiscal year, we concluded that we no longer met the accounting criteria for consolidation of our Venezuela subsidiaries due to a loss of control over our Venezuelan operations and an other-than-temporary lack of currency exchangeability. As of the close of the 2015 fiscal year, we deconsolidated and changed to the cost method of accounting for our Venezuelan operations. We recorded a $778 million pre-tax loss as we reduced the value of our cost method investment in Venezuela and all Venezuelan receivables held by our other subsidiaries to realizable fair value, resulting in full impairment. The recorded loss also included historical cumulative translation adjustments related to our Venezuelan operations that had previously been recorded in accumulated other comprehensive losses within equity.

Beginning in 2016, we will no longer include net revenues, earnings or net assets from our Venezuelan subsidiaries within our consolidated financial statements. Under the cost method of accounting, we will recognize earnings only to the extent cash is received from our Venezuelan subsidiaries. Given the current and ongoing difficult economic, regulatory and business environment in Venezuela, there continues to be significant uncertainty related to our operations in Venezuela and we expect these conditions will continue for the foreseeable future. We will monitor the extent of our ability to control our Venezuelan operations and the liquidity and availability of U.S. dollars at different rates as our current situation in Venezuela may change over time and lead to consolidation at a future date. See below Discussion and Analysis of Historical Results – Items Affecting Comparability of Financial Results, and Note 1, Summary of Significant Accounting Policies – Currency Translation and Highly Inflationary Accounting: Venezuela, for more information on our historical Venezuela operating results, including the remeasurement losses and loss on deconsolidation.

Summary of Results

•	Net revenues decreased 13.5% to $29.6 billion in 2015 and decreased 3.0% to $34.2 billion in 2014. Net revenues in 2015 were significantly affected by unfavorable currency translation as the U.S. dollar strengthened against most currencies in which we operate compared to exchange rates in the prior year and the July 2, 2015 deconsolidation of our global coffee business.

•	Organic Net Revenue increased 3.7% to $31.6 billion in 2015 and increased 2.5% to $32.1 billion in 2014. Organic Net Revenue is a non-GAAP financial measure we use to evaluate our underlying results (see the definition of Organic Net Revenue and our reconciliation with net revenues within Non-GAAP Financial Measures appearing later in this section).

•	Diluted EPS attributable to Mondelēz International increased 246.9% to $4.44 in 2015 and decreased 41.6% to $1.28 in 2014. Excluding the results of discontinued operations in 2013, our diluted EPS attributable to Mondelēz International from continuing operations decreased 0.8% to $1.28 in 2014. A number of significant items also affected the comparability of our reported results, as further described in the Discussion and Analysis of Historical Results appearing later in this section and in the notes to the consolidated financial statements.

•	Adjusted EPS remained flat at $1.75 in 2015 and increased 13.6% to $1.75 in 2014. On a constant currency basis, Adjusted EPS increased 18.9% to $2.08 in 2015 and increased 22.7% to $1.89 in 2014. Adjusted EPS is a non-GAAP financial measure we use to evaluate our underlying results (see the definition of Adjusted EPS and our reconciliation with diluted EPS within Non-GAAP Financial Measures appearing later in this section).

Financial Outlook

We seek to achieve top-tier financial performance. We manage our business to achieve this goal using three key operating metrics: Organic Net Revenue, Adjusted Operating Income and Adjusted EPS. (Refer to Non-GAAP Financial Measures appearing later in this section for more information on these measures.) Additional metrics that we use or monitor include product quality measures, category growth, market share performance, margins, pricing net of commodity costs, net commodity inflation, volume growth, Power Brand Organic Net Revenue growth, gross and net productivity savings, brand support and related investments, capital spending, cash conversion cycle, free cash flow, return on invested capital and shareholder returns. We also monitor a number of factors and trends that we expect may impact our revenues and profitability objectives:

Long-Term Demographics and Consumer Trends – Snack food consumption is highly correlated to GDP growth, urbanization of the population and rising discretionary income levels associated with a growing middle class, particularly in emerging markets. Over the long-term, we expect these trends to continue leading to growth in key consumer behaviors, including increased snacking occasions, greater use of convenience food and migration to more frequent, smaller meals. In the near term, low GDP growth, high unemployment and weak consumer confidence in Europe and emerging markets have slowed category and our growth.

Demand – We monitor consumer spending and our market share within the food and beverage categories in which we sell our products. Growth in the global categories increased from approximately 3.6% in 2014 to 5.5% in 2015, and our Organic Net Revenue growth also increased from 2.5% in 2014 to 3.7% in 2015. Our Organic Net Revenue included a 90 basis point headwind from strategic decisions to improve revenue mix. In 2015, we began to improve our revenue mix by discontinuing certain low margin, customer-specific product lines, discontinuing certain low-margin licensed products and continuing to simplify our portfolio. We anticipate taking similar actions to optimize our portfolio in 2016. The improvement in global category growth was largely driven by price relating to higher commodity costs and currency-related inflationary impacts. Over the long-term, we expect category growth to return to levels more in line with historical growth rates when the macroeconomic environment in emerging markets recovers to a better balance between price and volume/mix. We continue to make investments in our brands and build strong routes to market to address the needs of consumers in emerging and developed markets. In doing so, we anticipate stimulating demand in our categories and growing our position in these markets.

Volatility of Global Markets – Our growth strategy depends in part on our ability to expand our operations, particularly in emerging markets. Some of these markets have greater political and economic volatility and vulnerability to infrastructure and labor disruptions, as we experienced this past year in markets including Argentina, Brazil, Russia, Ukraine and

Venezuela. Volatility in these markets affects demand for and the costs of our products and requires frequent changes in how we operate our business. There will likely be continued volatility across these and other markets in which we sell. As such, we are focused on continuing to manage our costs and adjusting prices as needed to recover changing costs while we continue to invest in our global Power Brands and routes to market.

Competition – We operate in highly competitive markets that include global, regional and local competitors. Our advantaged geographic footprint, operating scale and portfolio of brands have all significantly contributed to building our market-leading positions across most of the product categories in which we sell. To grow and maintain our market positions, we focus on product quality, bringing new products and innovations to market and effectively meeting consumer needs and preferences. We pursue growth opportunities such as expanding our global operations and growing our portfolio of Power Brands and innovative products. We continue to optimize our manufacturing and other operations and invest in our brands through ongoing research and development, advertising, marketing and consumer promotions.

Pricing – We adjust our product prices based on a number of variables including demand, the competitive environment and changes in our product input costs. Our net revenue growth and profitability may be affected as we adjust prices to address new conditions. In 2015, we generally increased prices in response to higher commodity costs, currency and other market factors. In 2016, we anticipate that we will adjust our prices in response to changing market conditions. Price competition or delayed price increases by competitors or customers may continue to affect net revenues or market share in the near term as the market adjusts to the changes in input costs and other market conditions.

Operating Costs – Our operating costs include raw materials, labor, selling, general and administrative expenses, taxes, currency impacts and financing costs. We manage these costs through cost saving and productivity initiatives, sourcing and hedging programs, pricing actions, refinancing and tax planning. We also continue to work on programs to expand our profitability and margins, such as our 2014-2018 Restructuring Program, which is designed to bring about significant reductions in our operating cost structure in both our supply chain and overhead costs.

Currency – As a global company with nearly 80% of our net revenues generated outside the United States, we are exposed to changes in global economic conditions and currency movements. In the last three years, the U.S. dollar strengthened relative to other currencies in which we operate, and several countries experienced significant declines in or devaluations of their currency. These currency movements had a significant negative effect on our reported results of operations. Our 2015 net revenues were $29.6 billion, down 13.5% from 2014, including a negative 12.6 percentage point impact from currency translation. Our 2014 net revenues were $34.2 billion, down 3.0% from 2013, including a negative 5.2 percentage point impact from currency translation. In 2013, net revenues were $35.3 billion, up 0.8%, including a negative 2.4 percentage point impact from currency translation. While we have net investment hedges in the form of local currency denominated debt to offset the translation of certain of our overseas operations, we generally do not hedge against currency translation. We primarily seek to hedge against economic losses on cross-currency transactions. Due to limited markets for hedging currency transactions and other factors, we may not be able to effectively hedge all of our cross-currency transaction risks. We have historically also been exposed to currency devaluation risks impacting earnings particularly in connection with our Venezuela operations, which as of December 31, 2015 has been deconsolidated. See Note 1, Summary of Significant Accounting Policies – Currency Translation and Highly Inflationary Accounting: Venezuela, for more information. The economy, monetary policies and other business restrictions in Venezuela, as well as in other developing countries, have created a challenging business environment in which to operate, and our ability to hedge against currency-related economic losses may be limited. While we work to mitigate our exposure to these currency risks, factors such as continued global market volatility, actions by foreign governments, political uncertainty and other external developments could lead to further unfavorable currency impacts in the future.

Financing Costs – We regularly evaluate our variable and fixed-rate debt. We continue to use lower cost short- and long-term debt to finance our ongoing working capital, capital expenditures and other investments, dividends and share repurchases. In 2015, 2014 and 2013, we repaid $15.6 billion of our long-term debt and issued lower-cost long-term euro, British pound sterling, Swiss franc and U.S. dollar-denominated debt. Our weighted-average interest rate on our total debt as of December 31, 2015 was 3.7%, down from 4.3% as of December 31, 2014 and down from 4.8% as of December 31, 2013. Refer to Note 8, Debt and Borrowing Arrangements, for additional debt activity in 2016.

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

		For the Years Ended December 31,
	See Note	2015	2014	2013
		(in millions of U.S. dollars)
Coffee business transactions:	Note 2
Gain on contribution		$6,809	$–	$–
Incremental costs for readying the businesses		(278)	(77)	–
Currency-related net gains (1)		436	628	–
2014-2018 Restructuring Program:	Note 6
Restructuring charges		(711)	(274)	–
Implementation charges		(291)	(107)	–
2012-2014 Restructuring Program:	Note 6
Restructuring charges		4	(360)	(267)
Implementation charges		–	(99)	(63)
Venezuela:	Note 1
Remeasurement losses:
Q1 2013: 4.30 to 6.30 bolivars to the U.S. dollar		–	–	(54)
Q1 2014: 6.30 to 10.70 bolivars to the U.S. dollar		–	(142)	–
SICAD I remeasurements through December 31, 2014		–	(25)	–
Q1 2015: 11.50 to 12.00 bolivars to the U.S. dollar		(11)	–	–
Loss on deconsolidation		(778)	–	–
Loss on debt extinguishment and related expenses	Note 8	(753)	(495)	(612)
Benefit from indemnification resolution	Note 13	–	–	385
Acquisitions, divestitures and sales of property:	Note 2
Gain on acquisition		–	–	22
Acquisition-related costs		(8)	(2)	(7)
Other acquisition integration costs		(9)	(4)	(4)
Gains on divestitures (2)		13	–	8
Gains on sales of properties		–	7	68
Spin-Off Costs	Note 2	–	(35)	(62)
Gain on resolution of Starbucks arbitration	Note 2	–	–	2,522
Cadbury Integration Program charges	Note 7	–	8	(216)
Effective tax rate	Note 15	7.5%	13.8%	2.5%

(1)	To lock in an expected U.S. dollar value of approximately $5 billion related to the estimated €4 billion cash receipt upon closing, we entered into currency exchange forward contracts beginning in May 2014, when the transaction was announced. We recognized net gains of $405 million on these contracts during 2015 and net gains of $628 million in 2014. We also monetized additional hedges during July 2015 and realized net pre-tax gains of $17 million. In connection with transferring the funds to our subsidiaries that deconsolidated net assets and shares, we incurred additional currency gains of $14 million in 2015.
(2)	Includes the 2015 divestiture of AGF and the 2013 divestures of a salty snacks business in Turkey, a confectionary business in South Africa and a chocolate business in Spain and does not include the deconsolidation of our coffee businesses, which is presented separately in the table above.

Consolidated Results of Operations

The following discussion compares our consolidated results of operations for 2015 with 2014 and 2014 with 2013.

2015 compared with 2014

	For the Years Ended December 31,
	2015	2014	$ change	% change
	(in millions, except per share data)

Net revenues	$29,636	$34,244	$(4,608)	(13.5)%

Operating income	8,897	3,242	5,655	174.4%

Earnings from continuing operations	7,291	2,201	5,090	231.3%

Net earnings attributable to Mondelēz International	7,267	2,184	5,083	232.7%

Diluted earnings per share attributable to Mondelēz International	4.44	1.28	3.16	246.9%

Net Revenues – Net revenues decreased $4,608 million (13.5%) to $29,636 million in 2015, and Organic Net Revenue (1) increased $1,131 million (3.7%) to $31,599 million. Organic Net Revenue growth from Power Brands was 5.4% and from emerging markets was 10.6%. The underlying changes in net revenues and Organic Net Revenue are detailed below:

2015
Change in net revenues (by percentage point)
Higher net pricing	6.8pp
Unfavorable volume/mix	(3.1)pp

Total change in Organic Net Revenue(1)	3.7%
Unfavorable currency	(12.6)pp
Historical coffee business(2)	(5.4)pp
Impact of acquisitions	0.5pp
Impact of accounting calendar change	0.3pp

Total change in net revenues	(13.5)%

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.
(2)	Includes our historical global coffee business prior to the July 2, 2015 coffee business transactions. Refer to Note 2, Divestitures and Acquisitions, and Non-GAAP Financial Measures appearing later in this section for more information.

Organic Net Revenue growth was driven by higher net pricing, partially offset by unfavorable volume/mix. Net pricing was up as we realized the effects of input cost-driven pricing actions taken during the year. Higher net pricing was reflected across all segments. Unfavorable volume/mix was largely due to price elasticity as well as strategic decisions to exit certain low-margin product lines. Unfavorable volume/mix was reflected in all segments except North America. Unfavorable currency impacts decreased net revenues by $3,833 million, due primarily to the strength of the U.S. dollar relative to several currencies, including the euro, Brazilian real, Russian ruble, Venezuelan bolivar, Australian dollar and British pound sterling. The adjustment for deconsolidating our historical coffee business resulted in a year-over-year decrease in net revenues of $2,149 million for the year. The July 15, 2015 acquisition of a biscuit operation in Vietnam added $128 million in incremental net revenues (constant currency basis) for the year. The North America segment accounting calendar change resulted in a year-over-year increase in net revenues of $78 million for the year. The February 16, 2015 acquisition of the Enjoy Life Foods snack food business in North America added $37 million in incremental net revenues for the year.

Operating Income – Operating income increased $5,655 million (174.4%) to $8,897 million in 2015, Adjusted Operating Income (1) increased $172 million (4.7%) to $3,830 million and Adjusted Operating Income on a constant currency basis (1) increased $694 million (19.0%) to $4,352 million due to the following:

	Operating
	Income	Change
	(in millions)	(percentage point)
Operating Income for the Year Ended December 31, 2014	$3,242
Spin-Off Costs (2)	35	1.3pp
2012-2014 Restructuring Program costs (3)	459	14.9pp
2014-2018 Restructuring Program costs (3)	381	14.7pp
Integration Program and other acquisition integration costs (4)	(4)	(0.2)pp
Remeasurement of net monetary assets in Venezuela (5)	167	6.9pp
Intangible asset impairment charges (6)	57	2.2pp
Costs associated with the coffee business transactions (7)	77	2.9pp
Operating income from historical coffee business (8)	(646)	(21.9)pp
Reclassification of equity method investment earnings (9)	(104)	(4.1)pp
Operating income from divestiture (10)	(8)	(0.3)pp
Acquisition-related costs (11)	2	0.1pp

Adjusted Operating Income (1) for the Year Ended December 31, 2014	$3,658
Higher net pricing	2,066	56.5pp
Higher input costs	(840)	(23.0)pp
Unfavorable volume/mix	(332)	(9.1)pp
Higher selling, general and administrative expenses	(327)	(8.9)pp
Change in unrealized gains/losses on hedging activities	129	3.5pp
Lower VAT-related settlements	(54)	(1.5)pp
Gain on sale of property in 2014	(7)	(0.2)pp
Impact of accounting calendar change (5)	37	1.0pp
Impact from acquisitions (11)	20	0.6pp
Other, net	2	0.1pp

Total change in Adjusted Operating Income (constant currency) (1)	694	19.0%
Unfavorable currency - translation	(522)	(14.3)pp

Total change in Adjusted Operating Income (1)	172	4.7%

Adjusted Operating Income (1) for the Year Ended December 31, 2015	$3,830
2012-2014 Restructuring Program costs (3)	4	0.2pp
2014-2018 Restructuring Program costs (3)	(1,002)	(35.0)pp
Acquisition integration costs (4)	(9)	(0.2)pp
Remeasurement of net monetary assets in Venezuela (5)	(11)	(0.4)pp
Loss on deconsolidation of Venezuela (5)	(778)	(24.0)pp
Intangible asset impairment charges (6)	(71)	(2.2)pp
Costs associated with the coffee business transactions (7)	(278)	(10.8)pp
Operating income from historical coffee business (8)	342	13.2pp
Gain on the coffee business transactions (7)	6,809	210.0pp
Reclassification of equity method investment earnings (9)	51	2.1pp
Operating income from divestiture (10)	5	0.2pp
Gain on divestiture (10)	13	0.4pp
Acquisition-related costs (11)	(8)	(0.3)pp

Operating Income for the Year Ended December 31, 2015	$8,897	174.4%

(1)	Refer to the Non-GAAP Financial Measures section at the end of this item.
(2)	Refer to Note 2, Divestitures and Acquisitions, for more information on Spin-Off Costs incurred in 2014 following the 2012 Kraft Foods Group divestiture.
(3)	Refer to Note 6, Restructuring Programs, for more information on our 2014-2018 Restructuring Program and our 2012-2014 Restructuring Program.
(4)	Refer to Note 7, Integration Program and Cost Savings Initiatives, for more information on our integration costs in 2015 and 2014.
(5)	Refer to Note 1, Summary of Significant Accounting Policies, for more information on the loss on deconsolidation of Venezuela in 2015, remeasurements of net monetary assets in Venezuela in 2015 and 2014 and the accounting calendar change in 2015.
(6)	Refer to Note 5, Goodwill and Intangible Assets, for more information on the impairment charges recorded in 2015 and 2014 related to trademarks.
(7)	Refer to Note 2, Divestitures and Acquisitions, for more information on the coffee business transactions.
(8)	Includes our historical global coffee business prior to the July 2, 2015 divestiture. Refer to Note 2, Divestitures and Acquisitions, and Non-GAAP Financial Measures appearing later in this section for more information.
(9)	Historically, we have recorded income from equity method investments within our operating income as these investments operated as extensions of our base business. Beginning in the third quarter of 2015, to align with the accounting for JDE earnings, we began to record the earnings from our equity method investments in after-tax equity method investment earnings outside of operating income. In periods prior to July 2, 2015, we have reclassified the equity method earnings from Adjusted Operating Income to evaluate our operating results on a consistent basis.
(10)	Includes the divestiture of AGF that closed on April 23, 2015 and does not include the deconsolidation of our coffee businesses. The divestiture of AGF generated a pre-tax gain of $13 million and after-tax loss of $9 million in the second quarter. Refer to Note 2, Divestitures and Acquisitions, and Non-GAAP Financial Measures appearing later in this section for more information.
(11)	Refer to Note 2, Divestitures and Acquisitions, for more information on the acquisitions of a biscuit operation in Vietnam and Enjoy Life Foods.

During 2015, higher net pricing outpaced increased input costs. Higher net pricing, due to input-cost driven pricing actions taken during the year, was reflected across all segments. The increase in input costs was driven by higher raw material costs, in part due to higher currency exchange transaction costs on imported materials, partially offset by lower manufacturing costs. Unfavorable volume/mix was reflected across all segments.

Total selling, general and administrative expenses decreased $880 million from 2014, due to a number of factors noted in the table above, including in part, a favorable currency impact, the adjustment for deconsolidating our historical coffee business, lower devaluation charges related to our net monetary assets in Venezuela and the absence of 2012-2014 Restructuring Program costs. The decreases were partially offset by increases from higher costs incurred for the 2014-2018 Restructuring Program, costs associated with the coffee business transactions, lower value-added tax (“VAT”)-related settlements, the reclassification of equity method investment earnings, the impact of acquisitions and a gain on a sale of property in 2014.

Excluding the factors noted above, selling, general and administrative expenses increased $327 million from 2014. The increase was driven primarily by higher advertising and consumer promotions support, particularly behind our Power Brands.

Excluding the portion related to deconsolidating our historical coffee business, the change in unrealized gains / (losses) increased operating income by $129 million in 2015. In 2015, the net unrealized gains on currency and commodity hedging activity were $56 million ($96 million including coffee related activity), as compared to net unrealized losses of $73 million ($112 million including coffee related activity) in 2014 related to currency and commodity hedging activity. We recorded a benefit of $30 million in 2015 from VAT-related settlements in Latin America as compared to $84 million in 2014.

Unfavorable currency impacts decreased operating income by $522 million, due primarily to the strength of the U.S. dollar relative to most currencies, including the euro, Brazilian real, Venezuelan bolivar, British pound sterling, Australian dollar and Russian ruble.

Operating income margin increased from 9.5% in 2014 to 30.0% in 2015. The increase in operating income margin was driven primarily by the pre-tax gain on the coffee business transactions, an increase in our Adjusted Operating Income margin, the absence of 2012-2014 Restructuring Program costs and lower devaluation charges related to our net monetary assets in Venezuela. The items that increased operating income margin were partially offset by the loss on deconsolidation of Venezuela, higher costs incurred for the 2014-2018 Restructuring Program and costs associated with the coffee business transactions. Adjusted Operating Income margin increased from 12.0% in 2014 to 13.7% in 2015. The increase in Adjusted Operating Income margin was driven primarily by improved gross margin, reflecting productivity efforts and the year-over-year favorable impact of unrealized gains / (losses) on currency and commodity hedging activities, and improved overhead leverage from cost reduction programs, partially offset by increased advertising and consumer promotions support.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $7,267 million increased by $5,083 million (232.7%) in 2015. Diluted EPS attributable to Mondelēz International was $4.44 in 2015, up $3.16 (246.9%) from 2014. Adjusted EPS (1) was $1.75 in 2015, flat to 2014. Adjusted EPS on a constant currency basis (1) was $2.08 in 2015, up $0.33 (18.9%) from 2014.

Diluted EPS

Diluted EPS Attributable to Mondelēz International for the Year Ended December 31, 2014	$1.28
Spin-Off Costs (2)	0.01
2012-2014 Restructuring Program costs (3)	0.21
2014-2018 Restructuring Program costs (3)	0.16
Integration Program and other acquisition integration costs (4)	–
Remeasurement of net monetary assets in Venezuela (5)	0.09
Intangible asset impairment charges (6)	0.02
(Income) / costs associated with the coffee business transactions (7)	(0.19)
Net earnings from divestiture (8)	(0.01)
Acquisition-related costs (9)	–
Loss on debt extinguishment and related expenses (10)	0.18

Adjusted EPS (1) for the Year Ended December 31, 2014	$1.75
Increase in operations	0.25
Decrease in operations from historical coffee business and equity method investments (11)	(0.08)
Change in unrealized gains / (losses) on hedging activities	0.06
Impact of acquisitions (9)	0.01
Impact of accounting calendar change (5)	0.01
Gain on sale of property in 2014	–
Lower VAT-related settlements	(0.03)
Lower interest and other expense, net (12)	0.06
Changes in shares outstanding (13)	0.08
Changes in income taxes (14)	(0.03)

Adjusted EPS (constant currency) (1) for the Year Ended December 31, 2015	$2.08
Unfavorable currency - translation	(0.33)

Adjusted EPS (1) for the Year Ended December 31, 2015	$1.75
2012-2014 Restructuring Program costs (3)	–
2014-2018 Restructuring Program costs (3)	(0.45)
Acquisition integration costs (4)	–
Remeasurement of net monetary assets in Venezuela (5)	(0.01)
Loss on deconsolidation of Venezuela (5)	(0.48)
Intangible asset impairment charges (6)	(0.03)
Income / (costs) associated with the coffee business transactions (7)	0.01
Gain on the coffee business transactions (7)	4.05
Loss related to interest rate swaps (15)	(0.01)
Net earnings from divestiture (8)	(0.02)
Loss on divestiture (8)	(0.01)
Equity method investee acquisition-related and other adjustments (16)	(0.07)
Acquisition-related costs (9)	–
Loss on debt extinguishment and related expenses (10)	(0.29)

Diluted EPS Attributable to Mondelēz International for the Year Ended December 31, 2015	$4.44

(1)	Refer to the Non-GAAP Financial Measures section at the end of this item.
(2)	Refer to Note 2, Divestitures and Acquisitions, for more information on Spin-Off Costs incurred in 2014 following the 2012 Kraft Foods Group divestiture.
(3)	Refer to Note 6, Restructuring Programs, for more information on our 2014-2018 Restructuring Program and our 2012-2014 Restructuring Program.
(4)	Refer to Note 7, Integration Program and Cost Savings Initiatives, for more information on our integration costs in 2015 and 2014.
(5)	Refer to Note 1, Summary of Significant Accounting Policies, for more information on the loss on deconsolidation of Venezuela in 2015, remeasurements of net monetary assets in Venezuela in 2015 and 2014 and the accounting calendar change in 2015.
(6)	Refer to Note 5, Goodwill and Intangible Assets, for more information on the impairment charges recorded in 2015 and 2014 related to trademarks.
(7)	Refer to Note 2, Divestitures and Acquisitions, for more information on the coffee business transactions. Net gains of $436 million in 2015 and $628 million in 2014 on the currency hedges related to the coffee business transactions were recorded in interest and other expense, net and are included in the income / (costs) associated with the coffee business transactions of $0.01 in 2015 and $(0.19) in 2014 above.
(8)	Includes the divestiture of AGF that closed on April 23, 2015 and does not include deconsolidation of our coffee businesses. The divestiture of AGF generated a pre-tax gain of $13 million and after-tax loss of $9 million in the second quarter. Refer to Note 2, Divestitures and Acquisitions, and Non-GAAP Financial Measures appearing later in this section for more information.
(9)	Refer to Note 2, Divestitures and Acquisitions, for more information on the acquisitions of a biscuit operation in Vietnam and Enjoy Life Foods.
(10)	Refer to Note 8, Debt and Borrowing Arrangements, for more information on our loss on debt extinguishment and related expenses in connection with our debt tender offers in March 2015 and February 2014.
(11)	Includes our historical coffee business results and equity earnings from JDE and our other equity method investees. Refer to Note 2, Divestitures and Acquisitions, and Non-GAAP Financial Measures appearing later in this section for more information.
(12)	Excludes the favorable currency impact on interest expense related to our non-U.S. dollar-denominated debt which is included in currency translation.
(13)	Refer to Note 11, Stock Plans, for more information on our equity compensation programs and share repurchase program and Note 16, Earnings Per Share, for earnings per share weighted-average share information.
(14)	Refer to Note 15, Income Taxes, for more information on the change in our income taxes and effective tax rate.
(15)	Refer to Note 9, Financial Instruments, for more information on our interest rate swaps, which we no longer designate as cash flow hedges during the three months ended March 31, 2015 due to a change in financing and hedging plans.
(16)	Includes our proportionate share of unusual or infrequent items, such as acquisition and divestiture-related costs and restructuring program costs, recorded by our JDE equity method investee.

2014 compared with 2013

	For the Years Ended December 31,
	2014	2013	$ change	% change
	(in millions, except per share data)

Net revenues	$34,244	$35,299	$(1,055)	(3.0)%

Operating income	3,242	3,971	(729)	(18.4)%

Earnings from continuing operations	2,201	2,332	(131)	(5.6)%

Net earnings attributable to Mondelēz International	2,184	3,915	(1,731)	(44.2)%

Diluted earnings per share from continuing operations attributable to Mondelēz International	1.28	1.29	(0.01)	(0.8)%

Diluted earnings per share attributable to Mondelēz International	1.28	2.19	(0.91)	(41.6)%

Net Revenues – Net revenues decreased $1,055 million (3.0%) to $34,244 million in 2014, and Organic Net Revenue (1) increased $785 million (2.5%) to $32,080 million. Organic Net Revenue growth from Power Brands was 4.4% and from emerging markets was 7.3%. The underlying changes in net revenues and Organic Net Revenue are detailed below:

2014
Change in net revenues (by percentage point)
Higher net pricing	5.1pp
Unfavorable volume/mix	(2.6)pp

Total change in Organic Net Revenue (1)	2.5%
Unfavorable currency	(5.2)pp
Historical coffee business (2)	–
Impact of divestitures (3)	(0.3)pp
Impact of accounting calendar change	(0.1)pp
Impact of acquisition	0.1pp

Total change in net revenues	(3.0)%

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.
(2)	Includes our historical global coffee business prior to the July 2, 2015 coffee business transactions. Refer to Note 2, Divestitures and Acquisitions, and Non-GAAP Financial Measures appearing later in this section for more information.
(3)	Includes the 2013 divestures of a salty snacks business in Turkey, a confectionary business in South Africa and a chocolate business in Spain and does not include the deconsolidation of our coffee businesses. Refer to Note 2, Divestitures and Acquisitions, and Non-GAAP Financial Measures appearing later in this section for more information.

Organic Net Revenue growth was driven by higher net pricing, partially offset by unfavorable volume/mix. Overall, net pricing was up as we realized the effects of input cost-driven pricing actions implemented over the course of the year. Higher net pricing was reflected primarily in Latin America, EEMEA, Europe and Asia Pacific. Unfavorable volume/mix was driven primarily by Europe, Asia Pacific and Latin America. In addition to price elasticity, the decline was largely due to a slow response by competitors to higher input costs as well as the impact of price-related customer disruptions in Europe. Unfavorable currency impacts decreased net revenues by $1,626 million, due primarily to the devaluation of the Venezuelan bolivar and the strength of the U.S. dollar relative to several currencies, including the Argentinean peso, Brazilian real, Russian ruble, Australian dollar and Ukrainian hryvnya, partially offset by the strength of the British pound sterling relative to the U.S. dollar. Our historical coffee business recorded a year-over-year decrease in net revenues of $128 million for the year. The impact of divestitures completed in 2013, including a salty snacks business in Turkey, a confectionery business in South Africa and a chocolate business in Spain, resulted in a year-over-year decrease in net revenues of $70 million. The accounting calendar change made in Europe in 2013 resulted in a year-over-year decrease in net revenues of $30 million. The acquisition of a biscuit operation in Morocco on February 22, 2013 added $14 million in incremental net revenues in 2014 for the period prior to the anniversary date of the acquisition.

Operating Income – Operating income decreased $729 million (18.4%) to $3,242 million in 2014, Adjusted Operating Income (1) increased $198 million (5.7%) to $3,658 million and Adjusted Operating Income on a constant currency basis (1) increased $446 million (12.9%) to $3,906 million due to the following:

	Operating
	Income	Change
	(in millions)	(percentage point)
Operating Income for the Year Ended December 31, 2013	$3,971
Spin-Off Costs (2)	62	2.3pp
2012-2014 Restructuring Program costs (3)	330	11.4pp
Integration Program and other acquisition integration costs (4)	220	7.2pp
Benefit from indemnification resolution (5)	(336)	(11.5)pp
Remeasurement of net monetary assets in Venezuela (6)	54	1.6pp
Operating income from historical coffee business (7)	(700)	(17.7)pp
Reclassification of equity method earnings (8)	(101)	(2.6)pp
Gains on acquisition and divestitures, net (2)	(30)	(0.7)pp
Operating income from divestitures (9)	(12)	(0.3)pp
Acquisition-related costs (2)	2	–

Adjusted Operating Income (1) for the Year Ended December 31, 2013	$3,460
Higher net pricing	1,582	45.8pp
Higher input costs	(971)	(28.1)pp
Unfavorable volume/mix	(384)	(11.1)pp
Lower selling, general and administrative expenses	306	8.9pp
Change in unrealized gains / (losses) on hedging activities	(116)	(3.3)pp
Gains on sale of property in 2013 (2)	(68)	(2.0)pp
VAT-related settlements	84	2.4pp
Gains on sale of property in 2014 (2)	7	0.2pp
Impact from acquisition (2)	3	0.1pp
Other, net	3	–

Total change in Adjusted Operating Income (constant currency) (1)	446	12.9%
Unfavorable currency - translation	(248)	(7.2)pp

Total change in Adjusted Operating Income (1)	198	5.7%

Adjusted Operating Income (1) for the Year Ended December 31, 2014	$3,658
Spin-Off Costs (2)	(35)	(1.2)pp
2012-2014 Restructuring Program costs (3)	(459)	(14.3)pp
2014-2018 Restructuring Program costs (3)	(381)	(12.2)pp
Integration Program and other acquisition integration costs (4)	4	0.1pp
Remeasurement of net monetary assets in Venezuela (6)	(167)	(5.2)pp
Intangible asset impairment charges (10)	(57)	(2.0)pp
Costs associated with the coffee business transactions (11)	(77)	(2.5)pp
Operating income from historical coffee business (7)	646	19.9pp
Reclassification of equity method earnings (8)	104	3.3pp
Operating income from divestitures (9)	8	0.3pp
Acquisition-related costs (2)	(2)	–

Operating Income for the Year Ended December 31, 2014	$3,242	(18.4)%

(1)	Refer to the Non-GAAP Financial Measures section at the end of this item.
(2)	Refer to Note 2, Divestitures and Acquisitions, for more information on Spin-Off Costs incurred in 2014 and 2013 following the 2012 Kraft Foods Group divestiture, divestitures and an acquisition in 2013 and other property sales in 2014 and 2013.
(3)	Refer to Note 6, Restructuring Programs, for more information on our 2014-2018 Restructuring Program and our 2012-2014 Restructuring Program.

(4)	Refer to Note 7, Integration Program and Cost Savings Initiatives, for more information on our integration costs in 2014 and 2013.
(5)	See Note 13, Commitments and Contingencies, for information on the resolution of the Cadbury acquisition-related indemnification.
(6)	Refer to Note 1, Summary of Significant Accounting Policies, for more information on the remeasurements of net monetary assets in Venezuela in 2014 and 2013.
(7)	Includes our historical global coffee business prior to the July 2, 2015 coffee business transactions. Refer to Note 2, Divestitures and Acquisitions, and Non-GAAP Financial Measures appearing later in this section for more information.
(8)	Historically, we have recorded income from equity method investments within our operating income as these investments operated as extensions of our base business. Beginning in the third quarter of 2015, to align with the accounting for JDE earnings, we began to record the earnings from our equity method investments in after-tax equity method investment earnings outside of operating income. In periods prior to July 2, 2015, we have reclassified the equity method earnings from Adjusted Operating Income to evaluate our operating results on a consistent basis.
(9)	Includes the 2013 divestures of a salty snacks business in Turkey, a confectionary business in South Africa and a chocolate business in Spain and the 2013 acquisition of a biscuit operation in Morocco and does not include the deconsolidation of our coffee businesses. Refer to Note 2, Divestitures and Acquisitions, and Non-GAAP Financial Measures appearing later in this section for more information.
(10)	Refer to Note 5, Goodwill and Intangible Assets, for information on the impairment charges in 2014 recorded related to two trademarks.
(11)	Refer to Note 2, Divestitures and Acquisitions, for more information on the coffee business transactions.

During 2014, higher net pricing outpaced increased input costs. Higher net pricing was reflected across all segments. The increase in input costs was driven by higher raw material costs, in part due to higher currency exchange transaction costs on imported materials, partially offset by lower manufacturing costs. Unfavorable volume/mix was driven by Latin America, Asia Pacific, Europe and EEMEA, partially offset by gains in North America.

Total selling, general and administrative expenses decreased $222 million from 2013, due to a number of factors noted in the table above, including in part, a favorable currency impact, lower Integration Program costs, VAT-related settlements in 2014, lower costs associated with our historical coffee business, lower Spin-Off Costs, 2013 business divestitures and a gain on a sale of property in 2014. These decreases were more than offset by increases from a 2013 benefit received related to the resolution of a Cadbury acquisition indemnification, increased devaluation charges related to our net monetary assets in Venezuela, costs incurred for the 2014-2018 Restructuring Program, costs related to the coffee business transactions, gains on property sales in 2013 and higher 2012-2014 Restructuring Program costs.

Excluding the factors noted above, selling, general and administrative expenses decreased $306 million from 2013, driven primarily by lower overhead costs and lower advertising and consumer promotion costs. Overhead costs fell as a result of continued cost reduction efforts. Advertising and consumer promotion costs were lower due primarily to savings from consolidating media providers, reductions in non-working media costs and efficiencies gained by shifting spending to lower-cost, digital media outlets, while we increased our spending on our Power Brands and maintained working media spending.

Excluding the portion related to deconsolidating our historical coffee business, the change in unrealized gains / (losses) decreased operating income by $116 million in 2014. In 2014, the net unrealized losses on primarily commodity hedging activity were $73 million ($112 million including coffee-related activity), as compared to net unrealized gains of $43 million in 2013 ($62 million including coffee-related activity) related to currency and commodity hedging activity. In 2013, we recorded pre-tax gains of $68 million related to sales of properties in India and Europe. In 2014, we recorded a benefit of $84 million related to VAT-related settlements in Latin America. In 2014, we recorded a pre-tax gain of $7 million related to the sale of a property in Europe. The acquisition of a biscuit operation in Morocco on February 22, 2013 added $3 million in incremental operating income in 2014 for the period prior to the anniversary of the acquisition.

Unfavorable currency impacts decreased operating income by $248 million, due primarily to the devaluation of the Venezuelan bolivar in 2013 and 2014 and the strength of the U.S. dollar relative to several currencies, including the Argentinean peso, Brazilian real, Australian dollar, Russian ruble and Canadian dollar, partially offset by the strength of the British pound sterling relative to the U.S. dollar.

Operating income margin decreased from 11.2% in 2013 to 9.5% in 2014. The decrease in operating income margin was driven primarily by costs incurred for the 2014-2018 Restructuring Program, the year-over-year negative impact of the benefit from the resolution of the Cadbury acquisition-related indemnification recorded in 2013, higher costs for the 2012-2014 Restructuring Program, the impact from the devaluation of our net monetary assets in Venezuela and costs incurred associated with the coffee business transactions, partially offset by an increase in our Adjusted Operating Income margin and lower Integration Program costs. Adjusted Operating Income margin increased from 11.0% in 2013 to 12.0% in 2014. The increase in Adjusted Operating Income margin was driven primarily by lower overhead costs from continued cost reduction efforts and lower advertising and consumer promotion costs due primarily to productivity initiatives, partially offset by a decline in gross profit margin due entirely to the unfavorable impact of unrealized gains / (losses) on currency and commodity hedging activities.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $2,184 million in 2014 decreased by $1,731 million (44.2%) due primarily to the results of the discontinued operations in the prior year. Diluted EPS from continuing operations attributable to Mondelēz International was $1.28 in 2014, down $0.01 (0.8%) from $1.29 in 2013. Adjusted EPS (1) was $1.75 in 2014, up $0.21 (13.6%) from $1.54 in 2013. Adjusted EPS on a constant currency basis (1) was $1.89 in 2014, up $0.35 (22.7%) from $1.54 in 2013.

Diluted EPS

Diluted EPS Attributable to Mondelēz International for the Year Ended December 31, 2013	$2.19
Discontinued operations	0.90

Diluted EPS Attributable to Mondelēz International from Continuing Operations for the Year Ended December 31, 2013	$1.29
Spin-Off Costs (2)	0.02
2012-2014 Restructuring Program costs (3)	0.14
Integration Program and other acquisition integration costs (4)	0.10
Net benefit from indemnification resolution (5)	(0.20)
Remeasurement of net monetary assets in Venezuela (6)	0.03
Gains on acquisition and divestitures, net (2)	(0.04)
Net earnings from divestitures (2)	–
Acquisition-related costs (2)	–
Loss on debt extinguishment and related expenses (7)	0.22
Residual tax benefit impact due to resolution of Starbucks arbitration (2)	(0.02)

Adjusted EPS (1) for the Year Ended December 31, 2013	$1.54
Increase in operations	0.24
Change in unrealized gains / (losses) on hedging activities	(0.05)
Gain on sale of property in 2013 (2)	(0.03)
VAT-related settlements	0.04
Gain on sale of property in 2014 (2)	–
Lower interest and other expense, net (8)	0.07
Changes in shares outstanding (9)	0.08
Changes in income taxes (10)	–

Adjusted EPS (constant currency) (1) for the Year Ended December 31, 2014	$1.89
Unfavorable currency - translation	(0.14)

Adjusted EPS (1) for the Year Ended December 31, 2014	$1.75
Spin-Off Costs (2)	(0.01)
2012-2014 Restructuring Program costs (3)	(0.21)
2014-2018 Restructuring Program costs (3)	(0.16)
Integration Program and other acquisition integration costs (4)	–
Remeasurement of net monetary assets in Venezuela (6)	(0.09)
Income / (costs) associated with the coffee business transactions (2)	0.19
Net earnings from divestitures (2)	0.01
Intangible asset impairment charges (11)	(0.02)
Loss on debt extinguishment and related expenses (7)	(0.18)

Diluted EPS Attributable to Mondelēz International for the Year Ended December 31, 2014	$1.28

(1)	Refer to the Non-GAAP Financial Measures section at the end of this item.
(2)	Refer to Note 2, Divestitures and Acquisitions, for more information on Spin-Off Costs following the 2012 Kraft Foods Group divestiture, the resolution of the Starbucks arbitration, the Coffee Business Transactions, other divestitures, an acquisition and other property sales. Note the $628 million unrealized gain on the currency hedges related to the JDE coffee transactions was recorded in interest and other expense, net and is included in the income /(costs) associated with the JDE coffee transactions of $0.19 above.
(3)	Refer to Note 6, Restructuring Programs, for more information on our 2014-2018 Restructuring Program and our 2012-2014 Restructuring Program.
(4)	Refer to Note 7, Integration Program and Cost Savings Initiatives, for information on our Cadbury acquisition integration program and other acquisition integration charges.
(5)	Refer to Note 13, Commitments and Contingencies, for more information on the benefit related to the resolution of a Cadbury acquisition indemnification in 2013.
(6)	Refer to Note 1, Summary of Significant Accounting Policies—Currency Translation and Highly Inflationary Accounting, for more information on the remeasurements of net monetary assets in Venezuela in 2014 and 2013.
(7)	Refer to Note 8, Debt and Borrowing Arrangements, for more information on our loss on debt extinguishment and related expenses in connection with our debt tender offers in February 2014 and December 2013.
(8)	Excludes the favorable currency impact on interest expense related to our non-U.S. dollar denominated debt which is included in currency translation.
(9)	Refer to Note 11, Stock Plans, and Note 12, Capital Stock, for more information on our equity compensation programs and share repurchase program and Note 16, Earnings Per Share, for earnings per share weighted-average share information.
(10)	Refer to Note 15, Income Taxes, for more information on the change in our income taxes and effective tax rate.
(11)	Refer to Note 5, Goodwill and Intangible Assets, for more information on the impairment charges in 2014 recorded related to two trademarks.

Results of Operations by Reportable Segment

Our operations and management structure are organized into five reportable operating segments:

•	Latin America
•	Asia Pacific
•	EEMEA
•	Europe
•	North America

We manage our operations by region to leverage regional operating scale, manage different and changing business environments more effectively and pursue growth opportunities as they arise in our key markets. Our regional management teams have responsibility for the business, product categories and financial results in the regions.

Historically, we have recorded income from equity method investments within our operating income as these investments operated as extensions of our base business. Beginning in the third quarter of 2015, to align with the accounting for our deconsolidated coffee business and related investment in JDE, we began to record the earnings from our equity method investments in after-tax equity method investment earnings outside of segment operating income. For the six months ended December 31, 2015, after-tax equity method investment net earnings were less than $1 million on a combined basis. Earnings from equity method investments through July 2, 2015 recorded within segment operating income were $49 million in Asia Pacific, $3 million in EEMEA and $4 million in North America. For the year ended December 31, 2014 these earnings were $98 million in Asia Pacific, $6 million in EEMEA and $9 million in North America. For the year ended December 31, 2013 these earnings were $99 million in Asia Pacific, $7 million in EEMEA and $1 million in North America. See Note 1, Summary of Significant Accounting Policies – Principles of Consolidation, for additional information.

In 2015, we also began to report stock-based compensation for our corporate employees, which was previously reported within our North America region, within general corporate expenses. We reclassified $32 million of corporate stock-based compensation expense out of the North America segment in 2015.

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

Our segment net revenues and earnings for the following historical periods were:

	For the Years Ended December 31,
	2015	2014	2013
	(in millions)

Net revenues:
Latin America (1)	$4,988	$5,153	$5,382
Asia Pacific (1)	4,360	4,605	4,952
EEMEA (1)	2,786	3,638	3,915
Europe (1)	10,528	13,912	14,059
North America	6,974	6,936	6,991

Net revenues	$29,636	$34,244	$35,299

(1)	On July 2, 2015, as part of the JDE coffee transactions, we deconsolidated our global coffee businesses primarily from our Europe, EEMEA and Asia Pacific segments. The impact of deconsolidating our coffee businesses on July 2, 2015 was $1,699 million in Europe, $413 million in EEMEA, $32 million in Asia Pacific and $5 million in Latin America on a year-over-year basis. Refer to Note 2, Divestitures and Acquisitions – Coffee Business Transactions, for more information.

	For the Years Ended December 31,
	2015	2014	2013
	(in millions)

Earnings from continuing operations before income taxes:
Operating income:
Latin America	$485	$475	$570
Asia Pacific	268	385	512
EEMEA	194	327	379
Europe	1,277	1,770	1,699
North America	1,105	922	889
Unrealized gains / (losses) on hedging activities	96	(112)	62
General corporate expenses	(383)	(317)	(287)
Amortization of intangibles	(181)	(206)	(217)
Benefit from indemnification resolution	–	–	336
Gains on coffee business transactions and divestitures	6,822	–	30
Loss on deconsolidation of Venezuela	(778)	–	–
Acquisition-related costs	(8)	(2)	(2)

Operating income	8,897	3,242	3,971
Interest and other expense, net	(1,013)	(688)	(1,579)

Earnings from continuing operations before income taxes	$7,884	$2,554	$2,392

Latin America

	For the Years Ended December 31,
	2015	2014	$ change	% change
	(in millions)

Net revenues	$4,988	$5,153	$(165)	(3.2)%
Segment operating income	485	475	10	2.1%

	For the Years Ended December 31,
	2014	2013	$ change	% change
	(in millions)

Net revenues	$5,153	$5,382	$(229)	(4.3)%
Segment operating income	475	570	(95)	(16.7)%

2015 compared with 2014:

Net revenues decreased $165 million (3.2%), due to unfavorable currency (23.0 pp), unfavorable volume/mix (8.2 pp) and the adjustment for deconsolidating our historical coffee business (0.1 pp), partially offset by higher net pricing (28.1 pp). Unfavorable currency impacts were due primarily to the strength of the U.S. dollar relative to most currencies in the region, including the Brazilian real, Venezuelan bolivar, Mexican peso and Argentinean peso. Unfavorable volume/mix was largely due to the impact of pricing-related elasticity as well as strategic decisions to exit certain low-margin product lines. Unfavorable volume/mix was driven by declines in refreshment beverages, cheese & grocery, chocolate and biscuits, partially offset by gains in gum & candy. The adjustment for deconsolidating our historical coffee business resulted in a year-over-year decrease in net revenues of $5 million. Higher net pricing was reflected across all categories. Both the unfavorable volume/mix and higher net pricing were driven primarily by the higher inflationary countries of Venezuela and Argentina, as well as Brazil.

Segment operating income increased $10 million (2.1%), primarily due to higher net pricing, higher remeasurement losses in 2014 related to our net monetary assets in Venezuela, lower manufacturing costs and the absence of 2012-2014 Restructuring Program costs. These favorable items were partially offset by higher raw material costs, unfavorable currency, unfavorable volume/mix, higher other selling, general and administrative expenses (including lower year-over-year VAT-related settlements), higher advertising and consumer promotion costs and higher costs incurred for the 2014-2018 Restructuring Program and an intangible asset impairment charge in 2015 related to a biscuit trademark.

2014 compared with 2013:

Net revenues decreased $229 million (4.3%), due to unfavorable currency (19.4 pp) and unfavorable volume/mix (4.2 pp), partially offset by higher net pricing (19.3 pp). Unfavorable currency impacts were due primarily to the Venezuelan bolivar devaluation and the strength of the U.S. dollar relative to the Argentinean peso and Brazilian real. Unfavorable volume/mix was driven by declines in all categories except biscuits. In addition, unfavorable volume/mix was driven primarily by Mexico, Venezuela and Argentina, partially offset by gains in Brazil and the Western Andean countries. Higher net pricing was reflected primarily in the higher inflationary countries of Venezuela and Argentina, as well as in Brazil and Mexico.

Segment operating income decreased $95 million (16.7%), primarily due to higher raw material costs, unfavorable currency, unfavorable volume/mix, the year-over-year net impact from the remeasurement of net monetary assets in Venezuela, costs incurred for the 2014-2018 Restructuring Program and higher advertising and consumer promotion costs. These unfavorable items were partially offset by higher net pricing, lower manufacturing costs, the absence of Integration Program costs in 2014, lower other selling, general and administrative expenses (including $84 million related primarily to VAT-related settlements) and lower 2012-2014 Restructuring Program costs.

Asia Pacific

	For the Years Ended December 31,
	2015	2014	$ change	% change
	(in millions)

Net revenues	$4,360	$4,605	$(245)	(5.3)%
Segment operating income	268	385	(117)	(30.4)%

	For the Years Ended December 31,
	2014	2013	$ change	% change
	(in millions)

Net revenues	$4,605	$4,952	$(347)	(7.0)%
Segment operating income	385	512	(127)	(24.8)%

2015 compared with 2014:

Net revenues decreased $245 million (5.3%), due to unfavorable currency (9.2 pp), unfavorable volume/mix (2.2 pp) and the adjustment for deconsolidating our historical coffee business (0.6 pp), partially offset by higher net pricing (3.9 pp) and the impact of an acquisition (2.8 pp). Unfavorable currency impacts were due primarily to the strength of the U.S. dollar relative to most currencies in the region, including the Australian dollar, Indian rupee and Japanese yen. Unfavorable volume/mix was due largely to the impact of pricing-related elasticity as well as strategic decisions to exit certain low-margin product lines. Unfavorable volume/mix was driven by declines in all categories except gum and biscuits. The adjustment for deconsolidating our historical coffee business resulted in a year-over-year decrease in net revenues of $32 million. Higher net pricing was reflected across all categories except refreshment beverages. The acquisition of a biscuit operation in Vietnam in July 2015 added net revenues of $128 million (constant currency basis).

Segment operating income decreased $117 million (30.4%), primarily due to higher costs incurred for the 2014-2018 Restructuring Program, higher raw material costs, higher advertising and consumer promotion costs, unfavorable currency, the reclassification of equity method investment earnings, unfavorable volume/mix, higher other selling, general and administrative expenses (including a phase-out of a local tax incentive program), the adjustment for deconsolidating our historical coffee business and other divestiture, other acquisition-related integration costs and costs associated with the coffee business transactions. These unfavorable items were partially offset by higher net pricing, lower manufacturing costs, the absence of 2012-2014 Restructuring Program costs, the impact of the Vietnam acquisition and lower intangible asset impairment charges (related to candy and biscuit trademarks in 2015 and a biscuit trademark in 2014).

2014 compared with 2013:

Net revenues decreased $347 million (7.0%), due to unfavorable volume/mix (5.7 pp), unfavorable currency (4.3 pp) and a decrease in our historical coffee business (0.4 pp), partially offset by higher net pricing (3.4 pp). Unfavorable volume/mix was driven by declines in all categories except gum. Unfavorable currency impacts were due primarily to the strength of the U.S. dollar relative to the Australian dollar, Indian rupee, Indonesian rupiah and Japanese yen. A decline in our historical coffee business resulted in a $28 million decrease in net revenues. Higher net pricing was reflected across all categories except gum and candy.

Segment operating income decreased $127 million (24.8%), primarily due to higher raw material costs, unfavorable volume/mix, an intangible asset impairment charge related to a biscuit trademark, higher 2012-2014 Restructuring Program costs, costs incurred for the 2014-2018 Restructuring Program, the impact of our historical coffee business and unfavorable currency. These unfavorable items were partially offset by higher net pricing, lower manufacturing costs, lower advertising and consumer promotion costs, the absence of Integration Program costs in 2014 and lower other selling, general and administrative expenses (including an unfavorable year-over-year impact from the 2013 gain on a sale of property in India).

EEMEA

	For the Years Ended December 31,
	2015	2014	$ change	% change
	(in millions)

Net revenues	$2,786	$3,638	$(852)	(23.4)%
Segment operating income	194	327	(133)	(40.7)%

	For the Years Ended December 31,
	2014	2013	$ change	% change
	(in millions)

Net revenues	$3,638	$3,915	$(277)	(7.1)%
Segment operating income	327	379	(52)	(13.7)%

2015 compared with 2014:

Net revenues decreased $852 million (23.4%), due to unfavorable currency (20.7 pp), the adjustment for deconsolidating our historical coffee business (8.7 pp) and unfavorable volume/mix (5.4 pp), partially offset by higher net pricing (11.4 pp). Unfavorable currency impacts were due to the strength of the U.S. dollar relative to most currencies in the region, primarily the Russian ruble, Ukrainian hryvnya and South African rand. The adjustment for deconsolidating our historical coffee business resulted in a year-over-year decrease in net revenues of $413 million. Unfavorable volume/mix was driven by declines in all categories except biscuits. Higher net pricing was reflected across all categories.

Segment operating income decreased $133 million (40.7%), primarily due to higher raw material costs, the adjustment for deconsolidating our historical coffee business, higher costs incurred for the 2014-2018 Restructuring Program, unfavorable currency, higher advertising and consumer promotion costs, unfavorable volume/mix, higher other selling, general and administrative expenses and costs associated with the coffee business transactions. These unfavorable items were partially offset by higher net pricing, lower manufacturing costs and the absence of 2012-2014 Restructuring Program costs.

2014 compared with 2013:

Net revenues decreased $277 million (7.1%), due to unfavorable currency (11.2 pp), unfavorable mix (0.7 pp), a decrease in our historical coffee business (0.6 pp) and the impact of divestitures (0.6 pp), partially offset by higher net pricing (5.6 pp) and the impact of the February 2013 acquisition of a biscuit operation in Morocco (0.4 pp). Unfavorable currency impacts were due to the strength of the U.S. dollar relative to most currencies in the region, primarily the Russian ruble, Ukrainian hryvnya, South African rand and Turkish lira. Unfavorable volume/mix was driven by declines in chocolate and refreshment beverages, partially offset by gains in biscuits, gum & candy and cheese & grocery. A decline in our historical coffee business resulted in a $71 million decrease in net revenues. Divestitures completed in 2013 resulted in a $20 million decline in net revenues. Higher net pricing was reflected across all categories except refreshment beverages. The acquisition of a biscuit operation in Morocco in February 2013 added $14 million in incremental net revenues for 2014 for the period prior to the anniversary date of the acquisition.

Segment operating income decreased $52 million (13.7%), primarily due to higher raw material costs, higher 2012-2014 Restructuring Program costs, unfavorable currency, costs incurred for the 2014-2018 Restructuring Program, the impact of our historical coffee business, unfavorable volume/mix and costs associated with the JDE coffee transactions. These unfavorable items were partially offset by higher net pricing, lower manufacturing costs, lower Integration Program and other acquisition integration costs, lower advertising and consumer promotion costs and the impact of 2013 divestitures.

Europe

	For the Years Ended December 31,
	2015	2014	$ change	% change
	(in millions)

Net revenues	$10,528	$13,912	$(3,384)	(24.3)%
Segment operating income	1,277	1,770	(493)	(27.9)%

	For the Years Ended December 31,
	2014	2013	$ change	% change
	(in millions)

Net revenues	$13,912	$14,059	$(147)	(1.0)%
Segment operating income	1,770	1,699	71	4.2%

2015 compared with 2014:

Net revenues decreased $3,384 million (24.3%), due to unfavorable currency (13.6 pp), the adjustment for deconsolidating our historical coffee business (8.8 pp) and unfavorable volume/mix (2.7 pp), partially offset by higher net pricing (0.8 pp). Unfavorable currency impacts primarily reflected the strength of the U.S. dollar against most currencies in the region, including the euro and British pound sterling. The adjustment for deconsolidating our historical coffee business resulted in a year-over-year decrease in net revenues of $1,699 million. Unfavorable volume/mix was largely due to the impact of pricing-related elasticity as well as strategic decisions to exit certain low-margin product lines. Unfavorable volume/mix was driven by declines in chocolate, gum, refreshment beverages and cheese & grocery, partially offset by gains in biscuits and candy. Higher net pricing was driven by chocolate, partially offset by lower net pricing in biscuits, cheese & grocery, gum & candy and refreshment beverages.

Segment operating income decreased $493 million (27.9%), primarily due to unfavorable currency, the adjustment for deconsolidating our historical coffee business, higher costs incurred for the 2014-2018 Restructuring Program, costs associated with the coffee business transactions, unfavorable volume/mix, higher raw material costs, higher advertising and consumer promotion costs and higher intangible asset impairment charges related to a candy trademark. These unfavorable items were partially offset by the lower manufacturing costs, absence of 2012-2014 Restructuring Program costs, higher net pricing and lower other selling, general and administrative expenses (net of the unfavorable year-over-year impact from the 2014 gain on a sale of property in the United Kingdom).

2014 compared with 2013:

Net revenues decreased $147 million (1.0%), due to unfavorable volume/mix (2.8 pp), the impact of the prior year’s accounting calendar change (0.3 pp) and the impact of divestitures (0.1 pp), partially offset by higher net pricing (1.7 pp), favorable currency (0.4 pp) and the impact of our historical coffee business (0.1 pp). Unfavorable volume/mix was due to pricing-related elasticity across the region and certain pricing-related customer disruptions. Unfavorable volume/mix was driven by declines in all categories. The accounting calendar change made in 2013 resulted in a year-over-year decrease in net revenues of $30 million. In addition, divestitures completed in 2013 resulted in an $11 million decline in net revenues. Higher net pricing was driven by chocolate and cheese & grocery, partially offset by lower net pricing in all other categories. Favorable currency impacts primarily reflected the strength of the British pound sterling relative to the U.S. dollar, partially offset by the strength of the U.S. dollar against the Swedish krona, the euro and Norwegian krone. In addition, a decline in our historical coffee business, though at a lower rate than the rest of our European segment, resulted in a $29 million decrease in net revenues.

Segment operating income increased $71 million (4.2%), primarily due to lower manufacturing costs, higher net pricing, lower other selling, general and administrative expenses (net of the unfavorable year-over-year impact from the 2013 gains on the sales of property in the United Kingdom, Norway and Italy, and the benefit from a 2014 gain on a sale of property in the United Kingdom) lower advertising and consumer promotion costs, lower Integration Program costs (including the reversal of a prior-year accrual) and the impact of our historical coffee business. These favorable items were partially offset by higher raw material costs (primarily higher cocoa costs), costs incurred for the 2014-2018 Restructuring Program, unfavorable volume mix, higher 2012-2014 Restructuring Program costs, costs associated with the coffee business transactions, an intangible asset impairment charge related to a candy trademark and the year-over-year impact from the accounting calendar change made in 2013.

North America

	For the Years Ended December 31,
	2015	2014	$ change	% change
	(in millions)

Net revenues	$6,974	$6,936	$38	0.5%
Segment operating income	1,105	922	183	19.8%

	For the Years Ended December 31,
	2014	2013	$ change	% change
	(in millions)

Net revenues	$6,936	$6,991	$(55)	(0.8)%
Segment operating income	922	889	33	3.7%

2015 compared with 2014:

Net revenues increased $38 million (0.5%), due to an accounting calendar change (1.2 pp), an acquisition (0.5 pp), favorable volume/mix (0.5 pp) and higher net pricing (0.3 pp), partially offset by unfavorable currency (2.0 pp). The change in North America’s accounting calendar added net revenues of $78 million. The acquisition of the Enjoy Life Foods snack food business in February 2015 added net revenues of $37 million. Favorable volume/mix was driven by gains in biscuits and candy, partially offset by declines in gum and chocolate. Higher net pricing was reflected in gum and chocolate, partially offset by lower net pricing in biscuits and candy. Unfavorable currency impact was due to the strength of the U.S. dollar relative to the Canadian dollar.

Segment operating income increased $183 million (19.8%), primarily due to the absence of 2012-2014 Restructuring Program costs, lower manufacturing costs, lower other selling, general and administrative expenses (including the reclassification of corporate stock-based compensation), the impact of an accounting calendar change, higher net pricing and lower raw material costs. These favorable items were partially offset by higher costs incurred for the 2014-2018 Restructuring Program, unfavorable currency, higher advertising and consumer promotion costs, unfavorable volume/mix and the reclassification of equity method investment earnings.

2014 compared with 2013:

Net revenues decreased $55 million (0.8%), due to unfavorable currency (1.0 pp) and the impact of divestitures (0.6 pp), partially offset by favorable volume/mix (0.7 pp) and higher net pricing (0.1 pp). Unfavorable currency impact was due to the strength of the U.S. dollar relative to the Canadian dollar. Divestitures completed in 2013 resulted in a $39 million decline in net revenues. Favorable volume/mix was driven primarily by gains in all categories except gum. Higher net pricing was reflected primarily in biscuits and gum, partially offset by lower net pricing in chocolate and candy.

Segment operating income increased $33 million (3.7%), primarily due to lower raw material costs, lower other selling, general and administrative expenses (including higher equity method investment earnings), favorable volume/mix, lower 2012-2014 Restructuring Program costs, lower advertising and consumer promotion costs and higher net pricing. These favorable items were partially offset by costs incurred for the 2014-2018 Restructuring Program, higher manufacturing costs and the impact of divestitures.

Critical Accounting Estimates

We prepare our consolidated financial statements in conformity with U.S. GAAP. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements includes a summary of the significant accounting policies we used to prepare our consolidated financial statements. We have discussed the selection and disclosure of our critical accounting policies and estimates with our Audit Committee. The following is a review of our most significant assumptions and estimates.

Goodwill and Non-Amortizable Intangible Assets:

We test goodwill and non-amortizable intangible assets for impairment on an annual basis on October 1. We assess goodwill impairment risk throughout the year by performing a qualitative review of entity-specific, industry, market and general economic factors affecting our goodwill reporting units. We review our operating segment and reporting unit structure for goodwill testing annually or as significant changes in the organization occur. Annually, we may perform qualitative testing, or depending on factors such as prior-year test results, current year developments, current risk evaluations and other practical considerations, we may elect to do quantitative testing instead. Quantitative impairment testing consists of a two-step evaluation. The first step compares a reporting unit’s estimated fair value with its carrying value. We estimate a reporting unit’s fair value using a discounted cash flow method which incorporates planned growth rates, market-based discount rates and estimates of residual value. This year, for our Europe and North America reporting units, we used a market-based, weighted-average cost of capital of 6.8% to discount the projected cash flows of those operations. For our Latin America, Asia Pacific and EEMEA reporting units, we used a risk-rated discount rate of 9.8%. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans and industry and economic conditions, and our actual results and conditions may differ over time. If the carrying value of a reporting unit’s net assets exceeds its fair value, we would apply a second step to measure the difference between the carrying value and implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, the goodwill is impaired and its carrying value is reduced to the implied fair value of the goodwill.

On July 2, 2015, we deconsolidated our global coffee businesses from our Europe, EEMEA and Asia Pacific segments. Goodwill was deconsolidated from the impacted reporting units based on relative fair values of the coffee and remaining businesses. Intangible assets contributed with the coffee business transactions were specifically identified. We deconsolidated total goodwill of $1,664 million and intangible assets of less than $1 million during the third quarter of 2015. Refer to Note 2, Divestitures and Acquisitions – Coffee Business Transactions, for more information.

In 2015, 2014 and 2013, there were no impairments of goodwill. In connection with our 2015 annual impairment testing, each of our reporting units had sufficient fair value in excess of carrying value. In connection with the deconsolidation of our Venezuelan operations on December 31, 2015, we tested our Latin America reporting unit and determined the remaining businesses excluding Venezuela had sufficient fair value in excess of carrying value, such that there were no impairments of goodwill. While all reporting units passed our annual impairment testing, if expectations are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then the estimated fair values of a reporting unit or reporting units might decline and lead to a goodwill impairment in the future.

Annually, we assess non-amortizable intangible assets for impairment by performing a qualitative review and assessing events and circumstances that could affect the fair value or carrying value of the indefinite-lived intangible assets. If significant potential impairment risk exists for a specific asset, we quantitatively test it for impairment by comparing its estimated fair value with its carrying value. Estimated fair value is determined using planned growth rates, market-based discount rates and estimates of royalty rates. If the carrying value of the asset exceeds its estimated fair value, the asset is impaired and its carrying value is reduced to the estimated fair value.

During our 2015 annual testing of non-amortizable intangible assets, we recorded $71 million of impairment charges related to four trademarks. The impairments arose due to lower than expected product growth partly driven by decisions made in the fourth quarter to redirect support for the products to other regional and global brands and slowdowns in local economies. We recorded charges related to candy and biscuit trademarks of $44 million in Asia Pacific, $22 million in Europe and $5 million in Latin America. The impairment charges were calculated as the excess of the carrying value over the estimated fair value of the intangible assets on a global basis and were recorded within asset impairment and exit costs. We primarily use a relief of royalty valuation method, which utilizes estimates of future sales, growth rates, royalty rates and discount rates in determining a brand’s global fair value. During our 2015 intangible asset impairment review, we noted seven brands, including the four impaired trademarks, with $598 million of aggregate book value as of December 31, 2015 that each had a fair value in excess of book value of 10% or less. While these intangible assets passed our annual impairment testing and we believe our current plans for each of these brands will allow them to continue to not be impaired, if expectations are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then a brand or brands could become impaired in the future. In 2014, we recorded a $48 million charge related to a biscuit trademark in our Asia Pacific segment and a $9 million charge related to a candy trademark in our Europe segment. Additionally, in connection with the deconsolidation of our Venezuelan operations on December 31, 2015, we recorded $12 million of impairment charges within the loss on deconsolidation of Venezuela related to a biscuit trademark.

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

Employee Benefit Plans:

We sponsor various employee benefit plans throughout the world. These include primarily pension plans and postretirement healthcare benefits. For accounting purposes, we estimate the pension and post-retirement healthcare benefit obligations utilizing assumptions and estimates for discount rates; expected returns on plan assets; expected compensation increases; employee-related factors such as turnover, retirement age and mortality; and health care cost trends. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when appropriate. Our assumptions also reflect our historical experiences and management’s best judgment regarding future expectations. These and other assumptions affect the annual expense and obligations recognized for the underlying plans.

In 2016, we expect pension and postretirement medical costs to decrease by approximately $135 million to $185 million due to a combination of factors, including a decreased number of plan participants, changes in discount rates, company contributions to the plans and a change in our approach to measuring service and interest costs. For 2015, we measured service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the plan obligations. For 2016, we elected to measure service and interest costs by applying the specific spot rates along that yield curve to the plans’ liability cash flows. We believe the new approach provides a more precise measurement of service and interest costs by aligning the timing of the plans’ liability cash flows to the corresponding spot rates on the yield curve. This change does not affect the measurement of our plan obligations nor the funded status of our plans.

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

While we do not anticipate further changes in the 2016 assumptions for our U.S. and non-U.S. pension and postretirement health care plans, as a sensitivity measure, a fifty-basis point change in our discount rates or the expected rate of return on plan assets would have the following effects, increase / (decrease), on our annual benefit plan costs:

	As of December 31, 2015
	U.S. Plans		Non-U.S. Plans
	Fifty-Basis-Point		Fifty-Basis-Point
	Increase	Decrease	Increase	Decrease
	(in millions)
Effect of change in discount rate on pension costs	$(16)	$18	$(47)	$58
Effect of change in expected rate of return on plan assets on pension costs	(6)	6	(37)	37
Effect of change in discount rate on postretirement health care costs	(5)	5	(1)	1

Income Taxes:

As a global company, we calculate and provide for income taxes in each tax jurisdiction in which we operate. The provision for income taxes includes the amounts payable or refundable for the current year, the effect of deferred taxes and impacts from uncertain tax positions. Our provision for income taxes is significantly affected by shifts in the geographic mix of our pre-tax earnings across tax jurisdictions, changes in tax laws and regulations, tax planning opportunities available in each tax jurisdiction and the ultimate outcome of various tax audits.

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

We recognize tax benefits in our financial statements from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by tax authorities based on the technical merits of the position. The amount we recognize is measured as the largest benefit that has a greater than 50 percent likelihood of being realized upon settlement. We evaluate uncertain tax positions on an ongoing basis and adjust the related tax liabilities or assets in light of changing facts and circumstances, such as the progress of a tax audit or expiration of a statute of limitations. We believe the estimates and assumptions used to support our evaluation of uncertain tax positions are reasonable. However, final determination of historical tax liabilities, either by settlement with tax authorities or expiration of statutes of limitations, could be materially different from estimates reflected on our consolidated balance sheet and historical income tax provisions. The outcome of these final determinations could have a material effect on our provision for income taxes, net earnings or cash flows in the period in which the determination is made. We believe our tax positions comply with applicable tax laws and that we have properly accounted for uncertain tax positions.

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

Contingencies:

See Note 13, Commitments and Contingencies, to the consolidated financial statements.

New Accounting Guidance:

See Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements for a discussion of new accounting standards.

Commodity Trends

We regularly monitor worldwide supply, commodity cost and currency trends so we can cost-effectively secure ingredients, packaging and fuel required for production. Prior to the July 2, 2015 coffee business transactions, increased costs for coffee beans were the highest driver of increased commodity costs for the first half of 2015. During 2015, the primary drivers of the increase in our aggregate commodity costs, excluding coffee, were increased costs for packaging, nuts, cocoa, energy, grains and oils and higher currency-related costs on our commodity purchases, partially offset by lower costs for dairy and sugar.

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

We expect price volatility and a slightly higher aggregate cost environment to continue in 2016. While the costs of our principal raw materials fluctuate, we believe there will continue to be an adequate supply of the raw materials we use and that they will generally remain available from numerous sources.

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

Net Cash Provided by Operating Activities:

Operating activities provided net cash of $3,728 million in 2015, $3,562 million in 2014 and $6,410 million in 2013. Cash flows from operating activities in all years were impacted by our working capital improvements, primarily due to continually decreasing our cash conversion cycle (a metric that measures working capital efficiency and utilizes days sales outstanding, days inventory on hand and days payables outstanding) to negative 12 days in 2015, positive 10 days in 2014 and positive 20 days in 2013. Cash flows from operating activities were favorable in 2015 relative to 2014 primarily due to higher relative working capital cash improvements than in 2014 and significant tax payments in 2014 related to the $2.6 billion Starbucks arbitration award we received in late 2013, partially offset by higher contributions related to our pensions benefit plans. Cash flows from operating activities were unfavorable in 2014 relative to 2013 primarily related to our receipt of $2.6 billion of net cash from the resolution of the Starbucks arbitration in 2013 and higher related income taxes paid in 2014 and lower relative working capital cash improvements than in 2013, partially offset by lower interest payments in 2014 following the debt refinancing in the first quarter of 2014 and the fourth quarter of 2013.

Net Cash Provided by / (Used in) Investing Activities:

Net cash provided by investing activities was $2,649 million in 2015 and net cash used in investing activities was $1,642 million in 2014 and $1,483 million in 2013. The increase in net cash provided by investing activities in 2015 relative to 2014 primarily relates to $4.7 billion of proceeds, net of divested cash and transaction costs, from the contribution of our global coffee businesses and the divestiture of AGF, the cash receipt of $1.0 billion due to the settlement of currency exchange forward contracts related to our coffee business transactions and lower capital expenditures in 2015 of $128 million, partially offset by the $611 million reduction of cash due to the Venezuela deconsolidation, $501 million of contributed JDE receivables and a $43 million cash payment to fund a capital increase in JDE and $527 million of payments to acquire a biscuit operation in Vietnam and the Enjoy Life Foods snack food business in 2015. The increase in net cash used in investing activities in 2014 relative to 2013 relates to lower cash inflows to offset higher capital expenditures in 2014. In 2013, we received higher cash proceeds from property sales, net proceeds of $60 million from divestitures and $55 million in cash from Kraft Foods Group in connection with the Spin-Off, partially offset by $119 million of payments to acquire a biscuit operation in Morocco in 2013.

Capital expenditures were $1,514 million in 2015, $1,642 million in 2014 and $1,622 million in 2013. The 2015 capital expenditures were made primarily to modernize manufacturing facilities and support new product and productivity initiatives. We expect 2016 capital expenditures to be up to $1.5 billion, including capital expenditures required for investments in systems and the 2014-2018 Restructuring Program. We expect to continue to fund these expenditures from operations.

Net Cash Used in Financing Activities:

Net cash used in financing activities was $5,883 million in 2015, $2,688 million in 2014 and $6,687 million in 2013. The increase in net cash used in financing activities in 2015 relative to 2014 was primarily due to higher repayments of long-term debt in 2015 (including the tender offers and euro notes maturities), $1.9 billion of higher share repurchases and higher net short-term debt repayments, partially offset by higher proceeds received from long-term note issuances. The decrease in net cash used in financing activities in 2014 relative to 2013 was primarily due to significantly lower long-term debt repayments and lower share repurchases in 2014, offset in part by decreased proceeds from the issuance of long-term debt and other short-term borrowings and higher dividend payments in 2014.

Debt:

From time to time we refinance long-term and short-term debt. Refer to Note 8, Debt and Borrowing Arrangements, for details of our tender offers and debt issuances during 2015, 2014 and 2013. The nature and amount of our long-term and short-term debt and the proportionate amount of each varies as a result of current and expected business requirements, market conditions and other factors. Generally, in the first and second quarters of the year, our working capital requirements grow, increasing the need for short-term financing. The third and fourth quarters of the year typically generate higher cash flows. As such, we may issue commercial paper or secure other forms of financing throughout the year to meet short-term working capital needs.

In July 2015, our Board of Directors approved a $5 billion long-term financing authority to replace the prior authority. As of December 31, 2015, we had $4 billion of long-term financing authority remaining.

During 2016, $1,750 million of long-term debt matured in February. We funded this repayment with net proceeds from debt issuances in January 2016, cash from operations and the issuance of commercial paper. There are no other scheduled maturities of long-term debt within the 12 months following December 31, 2015.

Our total debt was $15.4 billion at December 31, 2015 and $16.7 billion at December 31, 2014. Our debt-to-capitalization ratio was 0.35 at December 31, 2015 and 0.38 at December 31, 2014. At December 31, 2015, the weighted-average term of our outstanding long-term debt was 8.6 years. Our average daily commercial borrowings were $2.2 billion in 2015, $1.9 billion in 2014 and $1.0 billion in 2013. We expect to continue to comply with our long-term debt covenants. Refer to Note 8, Debt and Borrowing Arrangements, for more information on our debt and debt covenants.

Equity and Dividends

Stock Plans:

See Note 11, Stock Plans, to the consolidated financial statements for more information on our stock plans and grant activity during 2015, 2014 and 2013.

Share Repurchases:

See Note 12, Capital Stock, to the consolidated financial statements for more information on our share repurchase and accelerated share repurchase programs.

We intend to continue to use a portion of our cash for share repurchases. On July 29, 2015, our Finance Committee, with authorization delegated from our Board of Directors, approved an increase of $6.0 billion in the share repurchase program, raising the authorization to $13.7 billion of Common Stock repurchases, and extended the program through December 31, 2018. We repurchased $8.3 billion of shares ($3.6 billion in 2015, $1.9 billion in 2014 and $2.7 billion in 2013) through December 31, 2015. The number of shares that we ultimately repurchase under our share repurchase program may vary depending on numerous factors, including share price and other market conditions, our ongoing capital allocation planning, levels of cash and debt balances, other demands for cash, such as acquisition activity, general economic or business conditions and board and management discretion. Additionally, our share repurchase activity during any particular period may fluctuate. We may accelerate, suspend, delay or discontinue our share repurchase program at any time, without notice.

Dividends:

We paid dividends of $1,008 million in 2015, $964 million in 2014 and $943 million in 2013. Immediately following the Spin-Off of Kraft Foods Group on October 1, 2012, our annual dividend rate changed to $0.52 per common share. On August 6, 2013, our Audit Committee, with authorization from our Board of Directors, approved an 8% increase in the quarterly dividend to $0.14 per common share or $0.56 per common share on an annual basis. On August 5, 2014, our Audit Committee, with authorization from our Board of Directors, approved a 7% increase in the quarterly dividend to $0.15 per common share or $0.60 per common share on an annual basis. On July 23, 2015, our Board of Directors approved a 13% increase in the quarterly dividend to $0.17 per common share or $0.68 per common share on an annual basis. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

We have no significant off-balance sheet arrangements other than the contractual obligations discussed below.

Guarantees:

As discussed in Note 13, Commitments and Contingencies, we enter into third-party guarantees primarily to cover the long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At December 31, 2015, we had no material third-party guarantees recorded on our consolidated balance sheet.

In addition, at December 31, 2015, we were contingently liable for $842 million of guarantees related to our own performance. These include letters of credit, surety bonds and guarantees related to the payment of custom duties and taxes.

Guarantees do not have, and we do not expect them to have, a material effect on our liquidity.

Aggregate Contractual Obligations:

The following table summarizes our contractual obligations at December 31, 2015.

	Payments Due
	Total	2016	2017-18	2019-20	2021 and Thereafter
	(in millions)
Debt (1)	$15,227	$1,750	$2,591	$2,077	$8,809
Interest expense (2)	5,465	505	878	668	3,414
Capital leases	5	5	–	–	–
Operating leases (3)	994	311	347	209	127
Purchase obligations: (4)
Inventory and production costs	5,172	2,833	2,014	316	9
Other	887	816	70	1	–

	6,059	3,649	2,084	317	9
Other long-term liabilities (5)	575	31	105	242	197

Total	$28,325	$6,251	$6,005	$3,513	$12,556

(1)	Amounts include the expected cash payments of our long-term debt excluding capital leases, which are presented separately in the table above. The amounts also exclude $(70) million of net unamortized non-cash bond premiums and discounts and mark-to-market adjustments related to our interest rate swaps recorded in total debt.
(2)	Amounts represent the expected cash payments of our interest expense on our long-term debt. Interest calculated on our euro, British pound sterling and Swiss franc notes was forecasted using currency exchange rates as of December 31, 2015. An insignificant amount of interest expense was excluded from the table for a portion of our other non-U.S. debt obligations due to the complexities involved in forecasting expected interest payments.
(3)	Operating lease payments represent the minimum rental commitments under non-cancelable operating leases.

(4)	Purchase obligations for inventory and production costs (such as raw materials, indirect materials and supplies, packaging, co-manufacturing arrangements, storage and distribution) are commitments for projected needs to be utilized in the normal course of business. Other purchase obligations include commitments for marketing, advertising, capital expenditures, information technology and professional services. Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction. Most arrangements are cancelable without a significant penalty and with short notice (usually 30 days). Any amounts reflected on the consolidated balance sheet as accounts payable and accrued liabilities are excluded from the table above.
(5)	Other long-term liabilities include estimated future benefit payments for our postretirement health care plans through December 31, 2025 of $197 million. We are unable to reliably estimate the timing of the payments beyond 2025; as such, they are excluded from the above table. There are also another $300 million of various other long-term liabilities that are expected to be paid over the next 5 years. In addition, the following long-term liabilities included on the consolidated balance sheet are excluded from the table above: accrued pension costs, income taxes, insurance accruals and other accruals. We are unable to reliably estimate the timing of the payments (or contributions beyond 2016, in the case of accrued pension costs) for these items. We currently expect to make approximately $449 million in contributions to our pension plans in 2016. As of December 31, 2015, our total liability for income taxes, including uncertain tax positions and associated accrued interest and penalties, was $1,046 million. We currently estimate payments of approximately $316 million related to these positions over the next 12 months.

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

•	“Organic Net Revenue” is defined as net revenues excluding the impacts of acquisitions, divestitures (1), our historical global coffee business (2), Integration Program costs, accounting calendar changes and currency rate fluctuations. We also evaluate Organic Net Revenue growth from emerging markets and our Power Brands.
•	Our emerging markets include our Latin America and EEMEA regions in their entirety; the Asia Pacific region, excluding Australia, New Zealand and Japan; and the following countries from the Europe region: Poland, Czech Republic, Slovak Republic, Hungary, Bulgaria, Romania, the Baltics and the East Adriatic countries.
•	Our Power Brands include some of our largest global and regional brands such as Oreo, Chips Ahoy!, Ritz, TUC/Club Social and belVita biscuits; Cadbury Dairy Milk, Milka and Lacta chocolate; Trident gum; Hall’s candy; and Tang powdered beverages.

•	“Adjusted Operating Income” is defined as operating income excluding the impacts of Spin-Off Costs, pension costs related to the obligations transferred in the Spin-Off, the 2012-2014 Restructuring Program, the 2014-2018 Restructuring Program, the Integration Program and other acquisition integration costs, the remeasurement of net monetary assets in Venezuela, loss on deconsolidation of Venezuela, the benefit from the Cadbury acquisition-related indemnification resolution, incremental costs associated with the coffee business transactions, impairment charges related to goodwill and intangible assets, gains or losses on divestitures (1) or acquisitions, gain on the coffee business transactions (2), divestiture-related costs, acquisition-related costs, the operating results of divestitures (1), our historical global coffee business operating results (2) and equity method investment earnings historically reported within operating income (3). We also evaluate growth in our Adjusted Operating Income on a constant currency basis.

•

“Adjusted EPS” is defined as diluted EPS attributable to Mondelēz International from continuing operations excluding the impacts of Spin-Off Costs, pension costs related to the obligations transferred in the Spin-Off, the 2012-2014 Restructuring Program, the 2014-2018 Restructuring Program, the Integration Program and other acquisition integration costs, the remeasurement of net monetary assets in Venezuela, loss on deconsolidation of Venezuela, the net benefit from the Cadbury acquisition-related indemnification resolution, losses on debt extinguishment and related expenses, the residual tax benefit impact from the resolution of the Starbucks arbitration, hedging gains or losses and incremental costs associated with the coffee business transactions, impairment charges related to goodwill and intangible assets, gains or losses on interest rate swaps no longer designated as accounting cash flow hedges due to changed financing and hedging plans, gains or losses on divestitures (1) or acquisitions, gain on the coffee business transactions (2), divestiture-related costs, acquisition-related costs and net earnings from divestitures(1), and including an interest expense adjustment related to the

Spin-Off transaction. In addition, we have adjusted our equity method investment earnings for our proportionate share of their unusual or infrequent items, such as acquisition and divestiture-related costs and restructuring program costs, recorded by our JDE equity method investee. We also evaluate growth in our Adjusted EPS on a constant currency basis.

(1)	Divestitures include businesses under sale agreements for which we have cleared significant sale-related conditions such that the pending sale is probable as of the end of the reporting period and exits of major product lines under a sale or licensing agreement. See (2) below.
(2)	In connection with the global coffee business transactions that closed on July 2, 2015, because we exchanged our coffee interests for similarly-sized coffee interests in JDE (which, following the July 2, 2015 closing, is 43.5% of our historical and DEMB’s combined global coffee businesses), we have deconsolidated and not included our historical global coffee business results within divestitures in our non-GAAP financial measures and in the related Management’s Discussion and Analysis of Financial Condition and Results of Operations. We continue to have an ongoing interest in the coffee business. Beginning in the third quarter of 2015, we have included the after-tax earnings of JDE and of our historical coffee business results within continuing results of operations. For Adjusted EPS, we have included these earnings in equity method investment earnings and have deconsolidated our historical coffee business results from Organic Net Revenue and Adjusted Operating Income to facilitate comparisons of past and future coffee operating results.
(3)	Historically, we have recorded income from equity method investments within our operating income as these investments operated as extensions of our base business. Beginning in the third quarter of 2015, we began to record the earnings from our equity method investments in after-tax equity method investment earnings outside of operating income following the deconsolidation of our coffee business. See Note 1, Summary of Significant Accounting Policies – Principles of Consolidation, for more information. In periods prior to July 2, 2015, we have reclassified the equity method earnings from our Adjusted Operating Income to after-tax equity method investment earnings within Adjusted EPS to be consistent with the deconsolidation of our coffee business results on July 2 and in order to evaluate our operating results on a consistent basis.

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

Organic Net Revenue

Applying the definition of “Organic Net Revenue”, the adjustments made to “net revenues” (the most comparable U.S. GAAP financial measure) were to exclude the impact of currency, the adjustment for deconsolidating our historical coffee business, divestitures, acquisitions and accounting calendar changes. We believe that Organic Net Revenue better reflects the underlying growth from the ongoing activities of our business and provides improved comparability of results. We also evaluate our Organic Net Revenue growth from emerging markets and Power Brands, and these underlying measures are also reconciled to U.S. GAAP below.

	For the Years Ended December 31,			For the Years Ended December 31,
	Power Brands	Non-Power Brands	Total	Emerging Markets	Developed Markets	Total
	(in millions)			(in millions)
2015
Organic Net Revenue	$21,532	$10,067	$31,599	$13,109	$18,490	$31,599
Impact of currency	(2,577)	(1,256)	(3,833)	(2,094)	(1,739)	(3,833)
Historical coffee business (1)	1,179	448	1,627	442	1,185	1,627
Impact of acquisitions	–	165	165	128	37	165
Impact of accounting calendar change	60	18	78	–	78	78

Net revenues	$20,194	$9,442	$29,636	$11,585	$18,051	$29,636

2014
Organic Net Revenue	$20,437	$10,031	$30,468	$11,855	$18,613	$30,468
Historical coffee business (1)	2,726	1,050	3,776	1,106	2,670	3,776

Net revenues	$23,163	$11,081	$34,244	$12,961	$21,283	$34,244

% Change
Organic Net Revenue	5.4%	0.4%	3.7%	10.6%	(0.7)%	3.7%
Net Revenues	(12.8)%	(14.8)%	(13.5)%	(10.6)%	(15.2)%	(13.5)%

	For the Years Ended December 31,			For the Years Ended December 31,
	Power Brands	Non-Power Brands	Total	Emerging Markets	Developed Markets	Total
	(in millions)			(in millions)
2014
Organic Net Revenue	$21,496	$10,584	$32,080	$13,350	$18,730	$32,080
Impact of currency	(1,059)	(567)	(1,626)	(1,509)	(117)	(1,626)
Historical coffee business (1)	2,726	1,050	3,776	1,106	2,670	3,776
Impact of acquisition	–	14	14	14	–	14

Net revenues	$23,163	$11,081	$34,244	$12,961	$21,283	$34,244

2013
Organic Net Revenue	$20,593	$10,702	$31,295	$12,443	$18,852	$31,295
Historical coffee business (1)	2,758	1,146	3,904	1,265	2,639	3,904
Impact of divestitures (2)	–	70	70	20	50	70
Impact of accounting calendar change	19	11	30	–	30	30

Net revenues	$23,370	$11,929	$35,299	$13,728	$21,571	$35,299

% Change
Organic Net Revenue	4.4%	(1.1)%	2.5%	7.3%	(0.6)%	2.5%
Net Revenues	(0.9)%	(7.1)%	(3.0)%	(5.6)%	(1.3)%	(3.0)%

(1)	Includes our historical global coffee business prior to the July 2, 2015 coffee business transactions. Refer to Note 2, Divestitures and Acquisitions, and our non-GAAP definitions appearing earlier in this section for more information.
(2)	Includes the 2013 divestures of a salty snacks business in Turkey, a confectionary business in South Africa and a chocolate business in Spain and does not include the deconsolidation of our coffee businesses. Refer to Note 2, Divestitures and Acquisitions, and our non-GAAP definitions appearing earlier in this section for more information.

Adjusted Operating Income

Applying the definition of “Adjusted Operating Income”, the adjustments made to “operating income” (the most comparable U.S. GAAP financial measure) were to exclude Spin-Off Costs, 2012-2014 Restructuring Program costs, 2014-2018 Restructuring Program costs, the Integration Program and other acquisition integration costs, the benefit from the Cadbury acquisition-related indemnification resolution, loss on deconsolidation of Venezuela, the remeasurement of net monetary assets in Venezuela, impairment charges related to intangible assets, incremental costs associated with the coffee business transactions, operating income from our historical coffee business, gain on the coffee business transactions, operating results of divestitures, gains on acquisitions and divestitures, acquisition-related costs and an adjustment for equity method investment earnings historically reported within operating income that were reclassified to after-tax earnings. We also evaluate Adjusted Operating Income on a constant currency basis. We believe these measures provide improved comparability of operating results.

	For the Years Ended
	December 31,
	2015	2014	$ Change	% Change
	(in millions)

Adjusted Operating Income (constant currency)	$4,352	$3,658	$694	19.0%
Impact of unfavorable currency	(522)	–	(522)

Adjusted Operating Income	$3,830	$3,658	$172	4.7%
Spin-Off Costs	–	(35)	35
2012-2014 Restructuring Program costs	4	(459)	463
2014-2018 Restructuring Program costs	(1,002)	(381)	(621)
Integration Program and other acquisition integration costs	(9)	4	(13)
Remeasurement of net monetary assets in Venezuela	(11)	(167)	156
Loss on deconsolidation of Venezuela	(778)	–	(778)
Intangible asset impairment charges	(71)	(57)	(14)
Costs associated with the coffee business transactions	(278)	(77)	(201)
Operating income from historical coffee business (1)	342	646	(304)
Gain on the coffee business transactions	6,809	–	6,809
Reclassification of equity method earnings (2)	51	104	(53)
Operating income from divestiture (3)	5	8	(3)
Gain on divestiture (3)	13	–	13
Acquisition-related costs	(8)	(2)	(6)

Operating income	$8,897	$3,242	$5,655	174.4%

	For the Years Ended
	December 31,
	2014	2013	$ Change	% Change
	(in millions)

Adjusted Operating Income (constant currency)	$3,906	$3,460	$446	12.9%
Impact of unfavorable currency	(248)	–	(248)

Adjusted Operating Income	$3,658	$3,460	$198	5.7%
Spin-Off Costs	(35)	(62)	27
2012-2014 Restructuring Program	(459)	(330)	(129)
2014-2018 Restructuring Program	(381)	–	(381)
Integration Program and other acquisition integration costs	4	(220)	224
Benefit from indemnification resolution	–	336	(336)
Remeasurement of net monetary assets in Venezuela	(167)	(54)	(113)
Intangible asset impairment charges	(57)	–	(57)
Costs associated with the coffee business transactions	(77)	–	(77)
Operating income from historical coffee business (1)	646	700	(54)
Reclassification of equity method earnings (2)	104	101	3
Operating income from divestitures (4)	8	12	(4)
Gains on acquisition and divestitures, net	–	30	(30)
Acquisition-related costs	(2)	(2)	–

Operating Income	$3,242	$3,971	$(729)	(18.4)%

(1)	Includes our historical global coffee business prior to the July 2, 2015 coffee business transactions. Refer to Note 2, Divestitures and Acquisitions, and our non-GAAP definitions appearing earlier in this section for more information.
(2)	Historically, we have recorded income from equity method investments within our operating income as these investments operated as extensions of our base business. Beginning in the third quarter of 2015, to align with the accounting for JDE earnings, we began to record the earnings from our equity method investments in after-tax equity method investment earnings outside of operating income. In periods prior to July 2, 2015, we have reclassified the equity method earnings from Adjusted Operating Income to evaluate our operating results on a consistent basis.
(3)	Includes the divestiture of AGF on April 23, 2015 and does not include the deconsolidation of our global coffee businesses or the gain on the coffee business transactions. The divestiture of AGF generated a pre-tax gain of $13 million and an after-tax loss of $9 million in the second quarter. Refer to Note 2, Divestitures and Acquisitions, and our non-GAAP definitions appearing earlier in this section for more information.
(4)	Includes the 2013 divestures of a salty snacks business in Turkey, a confectionary business in South Africa and a chocolate business in Spain and does not include the deconsolidation of our coffee businesses. Refer to Note 2, Divestitures and Acquisitions, and our non-GAAP definitions appearing earlier in this section for more information.

Adjusted EPS

Applying the definition of “Adjusted EPS”, the adjustments made to “diluted EPS attributable to Mondelēz International” (the most comparable U.S. GAAP financial measure) were to exclude Spin-Off Costs, 2012-2014 Restructuring Program costs, 2014-2018 Restructuring Program costs, the Integration Program and other acquisition integration costs, the net benefit from the Cadbury acquisition-related indemnification resolution, the residual tax benefit impact from the resolution of the Starbucks arbitration, losses on debt extinguishment and related expenses, loss on deconsolidation of Venezuela, the remeasurement of net monetary assets in Venezuela, impairment charges related to intangible assets, hedging gains and incremental costs associated with the coffee business transactions, gain on the coffee business transactions, losses on interest rate swaps no longer designated as accounting cash flow hedges due to changed financing and hedging plans, net earnings from divestitures, after-tax gain/loss on divestitures, our proportionate share of unusual or infrequent items recorded by our JDE equity method investee and acquisition-related costs. We also evaluate Adjusted EPS on a constant currency basis. We believe Adjusted EPS provides improved comparability of operating results.

	For the Years Ended
	December 31,
	2015	2014	$ Change	% Change

Adjusted EPS (constant currency)	$2.08	$1.75	$0.33	18.9%
Impact of unfavorable currency	(0.33)	–	(0.33)

Adjusted EPS	$1.75	$1.75	$–	–
Spin-Off Costs	–	(0.01)	0.01
2012-2014 Restructuring Program costs	–	(0.21)	0.21
2014-2018 Restructuring Program costs	(0.45)	(0.16)	(0.29)
Integration Program and other acquisition integration costs	–	–	–
Loss on debt extinguishment and related expenses	(0.29)	(0.18)	(0.11)
Remeasurement of net monetary assets in Venezuela	(0.01)	(0.09)	0.08
Loss on deconsolidation of Venezuela	(0.48)	–	(0.48)
Intangible asset impairment charges	(0.03)	(0.02)	(0.01)
Income / (costs) associated with the coffee business transactions	0.01	0.19	(0.18)
Gain on the coffee business transactions	4.05	–	4.05
Loss related to interest rate swaps	(0.01)	–	(0.01)
Net earnings from divestiture (1)	(0.02)	0.01	(0.03)
Loss on divestiture (1)	(0.01)	–	(0.01)
Equity method investee acquisition-related and other adjustments	(0.07)	–	(0.07)
Acquisition-related costs	–	–	–

Diluted EPS attributable to Mondelēz International	$4.44	$1.28	$3.16	246.9%

(1)	Includes the divestiture of AGF on April 23, 2015 and does not include the deconsolidation of our global coffee businesses or the gain on the coffee business transactions. The divestiture of AGF generated a pre-tax gain of $13 million and an after-tax loss of $9 million in the second quarter. Refer to Note 2, Divestitures and Acquisitions, and our non-GAAP definitions appearing earlier in this section for more information.

	For the Years Ended
	December 31,
	2014	2013	$ Change	% Change

Adjusted EPS (constant currency)	$1.89	$1.54	$0.35	22.7%
Impact of unfavorable currency	(0.14)	–	(0.14)

Adjusted EPS	$1.75	$1.54	$0.21	13.6%
Spin-Off Costs	(0.01)	(0.02)	0.01
2012-2014 Restructuring Program	(0.21)	(0.14)	(0.07)
2014-2018 Restructuring Program	(0.16)	–	(0.16)
Integration Program and other acquisition integration costs	–	(0.10)	0.10
Net benefit from indemnification resolution	–	0.20	(0.20)
Residual tax benefit associated with Starbucks arbitration resolution	–	0.02	(0.02)
Loss on debt extinguishment and related expenses	(0.18)	(0.22)	0.04
Remeasurement of net monetary assets in Venezuela	(0.09)	(0.03)	(0.06)
Intangible asset impairment charges	(0.02)	–	(0.02)
Income / (costs) associated with the coffee business transactions	0.19	–	0.19
Net earnings from divestitures (1)	0.01	–	0.01
Gains on acquisition and divestitures (1), net	–	0.04	(0.04)
Acquisition-related costs	–	–	–

Diluted EPS attributable to Mondelēz International from continuing operations	$1.28	$1.29	$(0.01)	(0.8)%
Discontinued operations	–	0.90	(0.90)

Diluted EPS attributable to Mondelēz International	$1.28	$2.19	$(0.91)	(41.6)%

(1)	Includes the 2013 divestures of a salty snacks business in Turkey, a confectionary business in South Africa and a chocolate business in Spain and does not include the deconsolidation of our coffee businesses. Refer to Note 2, Divestitures and Acquisitions, and our non-GAAP definitions appearing earlier in this section for more information.

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

Many of our non-U.S. subsidiaries operate in functional currencies other than the U.S. dollar. Fluctuations in currency exchange rates create volatility in our reported results as we translate the balance sheets, operating results and cash flows of these subsidiaries into the U.S. dollar for consolidated reporting purposes. The translation of non-U.S. dollar denominated balance sheets and statements of earnings of our subsidiaries into the U.S. dollar for consolidated reporting generally results in a cumulative translation adjustment to other comprehensive income within equity. A stronger U.S. dollar relative to other functional currencies adversely affects our consolidated earnings and net assets while a weaker U.S. dollar benefits our consolidated earnings and net assets. While we hedge significant forecasted currency exchange transactions as well as certain net assets of non-U.S. operations and other currency impacts, we cannot fully predict or eliminate volatility arising from changes in currency exchange rates on our consolidated financial results. See Consolidated Results of Operations and Results of Operations by Reportable Segment under Discussion and Analysis of Historical Results for currency exchange effects on our financial results during 2015. For additional information on the impact of currency policies, the deconsolidation of our Venezuelan operation and the historical remeasurement of our Venezuelan net monetary assets on our financial condition and results of operations, also see Note 1, Summary of Significant Accounting Policies—Currency Translation and Highly Inflationary Accounting.

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

We regularly evaluate our variable and fixed-rate debt as well as current and expected interest rates in the markets in which we raise capital. Our primary exposures include movements in U.S. Treasury rates, corporate credit spreads, London Interbank Offered Rates (“LIBOR”), Euro Interbank Offered Rate (“EURIBOR”) and commercial paper rates. We periodically use interest rate swaps and forward interest rate contracts to achieve a desired proportion of variable versus fixed rate debt based on current and projected market conditions. In addition to using interest rate derivatives to manage future interest payments, during 2015, we retired $4.2 billion of our long-term debt and issued $4.5 billion of lower borrowing cost debt. Our weighted-average interest rate on our total debt as of December 31, 2015 was 3.7%, down from 4.3% as of December 31, 2014.

Value at Risk:

We use a value at risk (“VAR”) computation to estimate: 1) the potential one-day loss in the fair value of our interest rate-sensitive financial instruments; and 2) the potential one-day loss in pre-tax earnings of our currency and commodity price-sensitive derivative financial instruments. The VAR analysis was done separately for our currency exchange, fixed income and commodity risk portfolios as of each quarter end during 2015. The instruments included in the VAR computation were currency exchange forwards and options for currency exchange risk, debt and swaps for interest rate risk, and commodity forwards, futures and options for commodity risk. Excluded from the computation were anticipated transactions, currency trade payables and receivables, and net investments in non-U.S. subsidiaries, which the abovementioned instruments are intended to hedge.

The VAR model assumes normal market conditions, a 95% confidence interval and a one-day holding period. A parametric delta-gamma approximation technique was used to determine the expected return distribution in interest rates, currencies and commodity prices for the purpose of calculating the fixed income, currency exchange and commodity VAR, respectively. The parameters used for estimating the expected return distributions were determined by observing interest rate, currency exchange, and commodity price movements over the prior quarter for the calculation of VAR amounts at December 31, 2015 and 2014, and over each of the four prior quarters for the calculation of average VAR amounts during each year. The values of currency and commodity options do not change on a one-to-one basis with the underlying currency or commodity and were valued accordingly in the VAR computation.

As of December 31, 2015, the estimated potential one-day loss in fair value of our interest rate-sensitive instruments, primarily debt, and the estimated potential one-day loss in pre-tax earnings from our currency and commodity instruments, as calculated in the VAR model, were:

	Pre-Tax Earnings Impact				Fair Value Impact
	At 12/31/15	Average	High	Low	At 12/31/15	Average	High	Low
(in millions)
Instruments sensitive to:
Interest rates					$ 56	$ 60	$ 78	$ 50
Foreign currency rates	$ 16	$ 55	$ 103	$ 16
Commodity prices	15	23	31	15

	Pre-Tax Earnings Impact				Fair Value Impact
	At 12/31/14	Average	High	Low	At 12/31/14	Average	High	Low
(in millions)
Instruments sensitive to:
Interest rates					$ 50	$ 41	$ 50	$ 30
Foreign currency rates	$ 51	$ 42	$ 58	$ 25
Commodity prices	26	28	38	19

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Mondelēz International, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, comprehensive earnings, equity and cash flows present fairly, in all material respects, the financial position of Mondelēz International, Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the financial statements, the Company changed the manner in which it classifies deferred income taxes in 2015.

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

February 19, 2016

Mondelēz International, Inc. and Subsidiaries

Consolidated Statements of Earnings

For the Years Ended December 31

(in millions of U.S. dollars, except per share data)

	2015	2014	2013

Net revenues	$29,636	$34,244	$35,299
Cost of sales	18,124	21,647	22,189

Gross profit	11,512	12,597	13,110

Selling, general and administrative expenses	7,577	8,457	8,679
Asset impairment and exit costs	901	692	273
Gains on coffee business transactions and divestitures	(6,822)	–	(30)
Loss on deconsolidation of Venezuela	778	–	–
Amortization of intangibles	181	206	217

Operating income	8,897	3,242	3,971

Interest and other expense, net	1,013	688	1,579

Earnings from continuing operations before income taxes	7,884	2,554	2,392

Provision for income taxes	593	353	60

Earnings from continuing operations	7,291	2,201	2,332

Earnings from discontinued operations, net of income taxes	–	–	1,603

Net earnings	7,291	2,201	3,935

Noncontrolling interest	24	17	20

Net earnings attributable to Mondelēz International	$7,267	$2,184	$3,915

Per share data:
Basic earnings per share attributable to Mondelēz International:
Continuing operations	$4.49	$1.29	$1.30
Discontinued operations	–	–	0.91

Net earnings attributable to Mondelēz International	$4.49	$1.29	$2.21

Diluted earnings per share attributable to Mondelēz International:
Continuing operations	$4.44	$1.28	$1.29
Discontinued operations	–	–	0.90

Net earnings attributable to Mondelēz International	$4.44	$1.28	$2.19

Dividends declared	$0.64	$0.58	$0.54

See accompanying notes to the consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Earnings

For the Years Ended December 31

(in millions of U.S. dollars)

	2015	2014	2013

Net earnings	$7,291	$2,201	$3,935
Other comprehensive earnings / (losses):
Currency translation adjustment:
Translation adjustment	(2,759)	(3,287)	(1,080)
Reclassification to earnings related to Venezuela deconsolidation	99	–	–
Tax (expense) / benefit	(184)	(228)	36
Pension and other benefits:
Net actuarial gain / (loss) arising during period	(60)	(1,388)	713
Reclassification of (gains) / losses into net earnings:
Amortization of experience losses and prior service costs	207	132	193
Settlement losses	111	42	4
Venezuela deconsolidation	2	–	–
Tax (expense) / benefit	(66)	386	(244)
Derivatives accounted for as hedges:
Net derivative gains / (losses)	(74)	(166)	169
Reclassification of (gains) / losses into net earnings	21	(45)	72
Tax (expense) / benefit	9	92	(86)

Total other comprehensive earnings / (losses)	(2,694)	(4,462)	(223)

Comprehensive earnings / (losses)	4,597	(2,261)	3,712
less: Comprehensive earnings / (losses) attributable to noncontrolling interests	(2)	(16)	20

Comprehensive earnings / (losses) attributable to Mondelēz International	$4,599	$(2,245)	$3,692

See accompanying notes to the consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Consolidated Balance Sheets, as of December 31

(in millions of U.S. dollars, except share data)

	2015	2014

ASSETS
Cash and cash equivalents	$1,870	$1,631
Trade receivables (net of allowances of $54 at December 31, 2015 and $66 at December 31, 2014)	2,634	3,802
Other receivables (net of allowances of $109 at December 31, 2015 and $91 at December 31, 2014)	1,212	949
Inventories, net	2,609	3,480
Deferred income taxes	–	480
Other current assets	633	1,408

Total current assets	8,958	11,750

Property, plant and equipment, net	8,362	9,827
Goodwill	20,664	23,389
Intangible assets, net	18,768	20,335
Prepaid pension assets	69	53
Equity method investments	5,387	662
Other assets	635	755

TOTAL ASSETS	$62,843	$66,771

LIABILITIES
Short-term borrowings	$236	$1,305
Current portion of long-term debt	605	1,530
Accounts payable	4,890	5,299
Accrued marketing	1,634	2,047
Accrued employment costs	844	946
Other current liabilities	2,713	2,880

Total current liabilities	10,922	14,007

Long-term debt	14,557	13,821
Deferred income taxes	4,750	5,512
Accrued pension costs	2,183	2,912
Accrued postretirement health care costs	499	526
Other liabilities	1,832	2,140

TOTAL LIABILITIES	34,743	38,918

Commitments and Contingencies (Note 13)

EQUITY
Common Stock, no par value (5,000,000,000 shares authorized and 1,996,537,778 shares issued at December 31, 2015 and December 31, 2014)	–	–
Additional paid-in capital	31,760	31,651
Retained earnings	20,700	14,529
Accumulated other comprehensive losses	(9,986)	(7,318)
Treasury stock, at cost (416,504,624 shares at December 31, 2015 and 332,896,779 shares at December 31, 2014)	(14,462)	(11,112)

Total Mondelēz International Shareholders’ Equity	28,012	27,750
Noncontrolling interest	88	103

TOTAL EQUITY	28,100	27,853

TOTAL LIABILITIES AND EQUITY	$62,843	$66,771

See accompanying notes to the consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Consolidated Statements of Equity

(in millions of U.S. dollars, except per share data)

	Mondelēz International Shareholders’ Equity
				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Retained	Earnings /	Treasury	Noncontrolling	Total
	Stock	Capital	Earnings	(Losses)	Stock	Interest	Equity

Balances at January 1, 2013	$–	$31,548	$10,551	$(2,666)	$(7,157)	$140	$32,416
Comprehensive earnings / (losses):
Net earnings	–	–	3,915	–	–	20	3,935
Other comprehensive losses, net of income taxes	–	–	–	(223)	–	–	(223)
Exercise of stock options and issuance of other stock awards	–	10	(97)	–	343	–	256
Common Stock repurchased	–	(161)	–	–	(2,739)	–	(2,900)
Cash dividends declared ($0.54 per share)	–	–	(950)	–	–	–	(950)
Dividends paid on noncontrolling interest and other activities	–	(1)	–	–	–	(1)	(2)

Balances at December 31, 2013	$–	$31,396	$13,419	$(2,889)	$(9,553)	$159	$32,532

Comprehensive earnings / (losses):
Net earnings	–	–	2,184	–	–	17	2,201
Other comprehensive losses, net of income taxes	–	–	–	(4,429)	–	(33)	(4,462)
Exercise of stock options and issuance of other stock awards	–	271	(98)	–	332	–	505
Common Stock repurchased	–	–	–	–	(1,891)	–	(1,891)
Cash dividends declared ($0.58 per share)	–	–	(976)	–	–	–	(976)
Dividends paid on noncontrolling interest and other activities	–	(16)	–	–	–	(40)	(56)

Balances at December 31, 2014	$–	$31,651	$14,529	$(7,318)	$(11,112)	$103	$27,853

Comprehensive earnings / (losses):
Net earnings	–	–	7,267	–	–	24	7,291
Other comprehensive losses, net of income taxes	–	–	–	(2,668)	–	(26)	(2,694)
Exercise of stock options and issuance of other stock awards	–	109	(70)	–	272	–	311
Common Stock repurchased	–	–	–	–	(3,622)	–	(3,622)
Cash dividends declared ($0.64 per share)	–	–	(1,026)	–	–	–	(1,026)
Dividends paid on noncontrolling interest and other activities	–	–	–	–	–	(13)	(13)

Balances at December 31, 2015	$–	$31,760	$20,700	$(9,986)	$(14,462)	$88	$28,100

See accompanying notes to the consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31

(in millions of U.S. dollars)

	2015	2014	2013

CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES
Net earnings	$7,291	$2,201	$3,935
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	894	1,059	1,077
Stock-based compensation expense	136	141	128
Deferred income tax benefit	(30)	(186)	(64)
Asset impairments	345	240	97
Benefit from indemnification resolution	–	–	(385)
Loss on early extinguishment of debt	748	493	608
Gains on coffee business transactions, divestitures and acquisition, net	(6,822)	–	(30)
Loss on deconsolidation of Venezuela	778	–	–
Coffee business transactions currency-related net gains	(436)	(628)	–
Income from equity method investments	(56)	(113)	(107)
Distributions from equity method investments	58	63	66
Other non-cash items, net	199	(134)	22
Change in assets and liabilities, net of acquisitions and divestitures:
Receivables, net	44	184	492
Inventories, net	(49)	(188)	(116)
Accounts payable	659	387	793
Other current assets	28	(86)	(42)
Other current liabilities	152	135	62
Change in pension and postretirement assets and liabilities, net	(211)	(6)	(126)

Net cash provided by operating activities	3,728	3,562	6,410

CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES
Capital expenditures	(1,514)	(1,642)	(1,622)
Proceeds from coffee business transactions and divestiture, net of disbursements	4,735	–	60
Proceeds from coffee business transactions currency hedge settlements	1,050	–	–
Acquisitions, net of cash received	(527)	(7)	(119)
Reduction of cash due to Venezuela deconsolidation	(611)	–	–
Capital contribution to JDE	(544)	–	–
Cash received from Kraft Foods Group related to the Spin-Off	–	–	55
Proceeds from sale of property, plant and equipment and other	60	7	143

Net cash provided by / (used in) investing activities	2,649	(1,642)	(1,483)

CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES
Issuances of commercial paper, maturities greater than 90 days	613	2,082	1,329
Repayments of commercial paper, maturities greater than 90 days	(710)	(2,713)	(607)
Net (repayments) / issuances of other short-term borrowings	(931)	398	613
Long-term debt proceeds	4,624	3,032	3,248
Long-term debt repaid	(4,975)	(3,017)	(7,559)
Repurchase of Common Stock	(3,622)	(1,700)	(2,900)
Dividends paid	(1,008)	(964)	(943)
Other	126	194	132

Net cash used in financing activities	(5,883)	(2,688)	(6,687)

Effect of exchange rate changes on cash and cash equivalents	(255)	(223)	(93)

Cash and cash equivalents:
Increase / (decrease)	239	(991)	(1,853)
Balance at beginning of period	1,631	2,622	4,475

Balance at end of period	$1,870	$1,631	$2,622

Cash paid:
Interest	$747	$827	$1,150

Income taxes	$745	$1,238	$760

See accompanying notes to the consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.   Summary of Significant Accounting Policies

Description of Business:

Mondelēz International, Inc. (formerly Kraft Foods Inc.) was incorporated in 2000 in the Commonwealth of Virginia. Mondelēz International, Inc., through its subsidiaries (collectively “Mondelēz International,” “we,” “us” and “our”), sells food and beverage products to consumers in 165 countries.

Principles of Consolidation:

The consolidated financial statements include Mondelēz International, Inc. as well as our wholly owned and majority owned subsidiaries. For all periods presented through December 31, 2015, the operating results of our Venezuelan subsidiaries are included in our consolidated financial statements. As of the close of the fourth quarter of 2015, we deconsolidated our Venezuelan operations from our consolidated financial statements and recognized a loss on deconsolidation. See Currency Translation and Highly Inflationary Accounting: Venezuela below for more information.

We account for investments in which we exercise significant influence (20%-50% ownership interest) under the equity method of accounting. On July 2, 2015, we contributed our global coffee businesses to a new company, Jacobs Douwe Egberts (“JDE”), in which we now hold a 43.5% equity interest (collectively, the “coffee business transactions”). Historically, our coffee businesses and the income from primarily coffee-related and smaller equity method investments were recorded within our operating income as these businesses operated as direct extensions of our base business. Following the coffee business transactions, while we retain an ongoing interest in coffee through significant equity method investments, and we have significant influence with JDE and other equity method investments, we do not have control over these operations directly. As such, beginning in the third quarter of 2015, we began to recognize the investment earnings in after-tax equity method investment earnings outside of operating income and segment income. For the six months ended December 31, 2015, after-tax equity method investment net earnings were less than $1 million on a combined basis and thus is not shown on our consolidated statement of earnings for this period. For periods prior to the July 2, 2015 closing, the coffee and other equity method investment earnings were included within our operating income and segment income. Please see Note 2, Divestitures and Acquisitions – Coffee Business Transactions, and Note 17, Segment Reporting, for more information on these transactions.

We use the cost method of accounting for investments in which we have an ownership interest of less than 20% and in which we do not exercise significant influence. The noncontrolling interest represents the noncontrolling investors’ interests in the results of subsidiaries that we control and consolidate. All intercompany transactions are eliminated.

Discontinued Operation:

On October 1, 2012 (the “Distribution Date”), we completed the spin-off of our former North American grocery business, Kraft Foods Group, Inc. (“Kraft Foods Group”; which is now part of The Kraft Heinz Company), by distributing 100% of the outstanding shares of common stock of Kraft Foods Group to holders of our Common Stock (the “Spin-Off”). We retained our global snacks business along with other food and beverage categories. The divested Kraft Foods Group business is presented as a discontinued operation on the consolidated statements of earnings in 2013. See Note 2, Divestitures and Acquisitions, for additional information.

Accounting Calendar Change:

In connection with moving toward a common consolidation date across the Company, in the first quarter of 2015, we changed the consolidation date for our North America segment from the last Saturday of each period to the last calendar day of each period. The change had a favorable impact of $78 million on net revenues and $37 million on operating income in 2015. In the first quarter of 2013, we changed the consolidation date for our Europe segment, from predominantly the last Saturday of each period to the last calendar day of each period. The change had a favorable impact of $37 million on net revenues and $6 million on operating income in 2013.

As a result of these changes, each of our operating subsidiaries now reports results as of the last calendar day of the period. We believe the change will improve business planning and financial reporting by better matching the close dates of the operating subsidiaries and bringing the reporting dates to the period-end date. As the effect to prior-period results was not material, we have not revised prior-period results.

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

Venezuela. From January 1, 2010 through December 31, 2015, we accounted for the results of our Venezuelan subsidiaries using the U.S. dollar as the functional currency as prescribed by U.S. GAAP for highly inflationary economies.

Effective as of the close of the 2015 fiscal year, we concluded that we no longer met the accounting criteria for consolidation of our Venezuela subsidiaries due to a loss of control over our Venezuelan operations and an other-than-temporary lack of currency exchangeability. During the fourth quarter of 2015, representatives of the Venezuelan government arbitrarily imposed pricing restrictions on our local operations that resulted in our inability to recover operating costs. We immediately began an appeal process with the Venezuelan authorities to demonstrate that our pricing was in line with the regulatory requirements. In January 2016, local officials verbally lifted some of the pricing restrictions; however, it is uncertain when the legally required administrative order will be issued. The legal and regulatory environment has become more unreliable. While we had been complying with the Venezuelan law governing pricing and profitability controls and had followed the legal process for appeal, the appeal process was not available to us as outlined under law. Additionally, we have been increasingly facing issues procuring raw materials and packaging. Taken together, these actions, the economic environment in Venezuela and the progressively limited access to dollars to import goods through the use of any of the available currency mechanisms have impaired our ability to operate and control our Venezuelan businesses. We therefore concluded that we no longer met the criteria for the consolidation of our Venezuelan subsidiaries.

As of the close of the 2015 fiscal year, we deconsolidated and changed to the cost method of accounting for our Venezuelan operations. We recorded a $778 million pre-tax loss as we reduced the value of our cost method investment in Venezuela and all Venezuelan receivables held by our other subsidiaries to realizable fair value, resulting in full impairment. The recorded loss also included historical cumulative translation adjustments related to our Venezuelan operations that had previously been recorded in accumulated other comprehensive losses within equity. The fair value of our investments in our Venezuelan subsidiaries was estimated based on discounted cash flow projections of current and expected operating losses in the foreseeable future and our ability to operate the business on a sustainable basis. Our fair value estimate reflects U.S. dollar exchange and discount rate assumptions that reflect the inflation and economic uncertainty in Venezuela.

Beginning in 2016, we will no longer include net revenues, earnings or net assets of our Venezuelan subsidiaries within our consolidated financial statements. Under the cost method of accounting, we will recognize earnings only to the extent cash is received from our Venezuelan subsidiaries. Given the current and ongoing difficult economic, regulatory and business environment in Venezuela, there continues to be significant uncertainty related to our operations in Venezuela, and we expect these conditions will continue for the foreseeable future. We will monitor the extent of our ability to control our Venezuelan operations and the liquidity and availability of U.S. dollars at different rates as our current situation in Venezuela may change over time and lead to consolidation at a future date.

For 2015 and prior periods presented, the operating results of our Venezuela operations were included in our consolidated statements of earnings. During this time, we recognized a number of currency-related remeasurement losses resulting from devaluations of the Venezuela bolivar exchange rates we historically used to source U.S. dollars for purchases of imported raw materials, packaging and other goods and services. The following table sets forth a history of the remeasurement losses, the deconsolidation loss and historical operating results and financial position of our Venezuelan subsidiaries for the periods presented:

	For the Years Ended December 31,
	2015	2014	2013
	(in millions)

Net Revenues	$1,217	$760	$795
Operating income (excluding remeasurement and deconsolidation losses)	266	181	211
Remeasurement losses:
Q1 2013: 4.30 to 6.30 bolivars to the U.S. dollar	–	–	(54)
Q1 2014: 6.30 to 10.70 bolivars to the U.S. dollar	–	(142)	–
SICAD I remeasurements through December 31, 2014	–	(25)	–
Q1 2015: 11.50 to 12.00 bolivars to the U.S. dollar	(11)	–	–
Loss on deconsolidation	(778)	–	–

	As of December 31,
	2015	2014
	(in millions)

Cash (1)	$611	$278
Net monetary assets (1)	405	236
Net assets (1)	658	500

(1)	Represents the financial position of our Venezuelan subsidiaries prior to the accounting change on December 31, 2015.

Argentina. On December 16, 2015, the new Argentinean government fiscal authority announced the lifting of strict currency controls and reduced restrictions of exports and imports. The next day, the value of the Argentine peso relative to the U.S. dollar fell by 36% and remained relatively stable at this level through December 31, 2015. Further volatility in the exchange rate is expected. While the business operating environment remains challenging, we continue to monitor and actively manage our investment and exposures in Argentina. Although our ability to effectively hedge against currency fluctuations was reduced during the presidential transition in December, the hedging markets have returned to normal operating levels, allowing us to continue executing our hedging programs. We continue refining our product portfolio to improve our product offerings, mix and profitability. We also continue to implement additional cost initiatives to protect the business. While further currency declines could have an adverse impact on our ongoing results of operations, we believe the actions by the new government to reduce economic controls and business restrictions will provide favorable opportunities for our Argentinean subsidiaries. Our Argentinian operations contributed approximately $755 million, or 2.5% of consolidated net revenues and approximately $45 million, or 0.5% of consolidated operating income for the year ended December 31, 2015. As of December 31, 2015, the net monetary liabilities of our Argentina operations were not material. Argentina is not designated as a highly-inflationary economy for accounting purposes, so we record currency translation adjustments within equity and realized exchange gains and losses on transactions in earnings.

Other Countries. Since we have operations in over 80 countries and sell in 165 countries, we regularly monitor economic and currency-related risks and seek to take protective measures in response to these exposures. Some of the countries in which we do business have had significant economic uncertainty recently. These include Brazil, China, Russia, Turkey and Ukraine, most of which have had either currency devaluation or volatility. We continue to monitor operations, currencies and net monetary exposures in these countries. At this time, we do not have material net monetary asset exposures or risk to our operating results from changing to highly inflationary accounting in these countries.

Cash and Cash Equivalents:

Cash and cash equivalents include demand deposits with banks and all highly liquid investments with original maturities of three months or less.

Transfers of Financial Assets:

We account for transfers of financial assets as sales when we have surrendered control over the related assets. Whether control has been relinquished requires, among other things, an evaluation of relevant legal considerations and an assessment of the nature and extent of our continuing involvement with the assets transferred. We use these programs periodically when circumstances are favorable to manage liquidity. Gains and losses stemming from transfers reported as sales are included as an offset to net revenue in the consolidated statements of earnings. Assets obtained and liabilities incurred in connection with transfers reported as sales are initially recognized on the consolidated balance sheets at fair value.

On December 19, 2013 in Europe and on December 22, 2015 in the United States, we entered into uncommitted revolving non-recourse accounts receivable factoring arrangements with a major global bank. The facilities, whose maximum combined capacity is $820 million, will remain available unless terminated by either party.

Under the arrangements, we may sell eligible short-term trade receivables to the bank in exchange for cash. The transfers are reported as sales of trade receivables within our consolidated financial statements. We continue to service the receivables sold, acting solely as a collecting agent on behalf of the bank. We recorded losses on these sales of $3 million in 2015 and $2 million in 2014. The outstanding principal amount of receivables sold under the combined facilities amounted to $570 million in 2015 and $211 million in 2014.

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

Goodwill and Non-Amortizable Intangible Assets:

We test goodwill and non-amortizable intangible assets for impairment on an annual basis on October 1. We assess goodwill impairment risk throughout the year by performing a qualitative review of entity-specific, industry, market and general economic factors affecting our goodwill reporting units. We review our operating segment and reporting unit structure for goodwill testing annually or as significant changes in the organization occur. Annually, we may perform qualitative testing or elect to do quantitative testing instead, depending on prior test results, current year developments, current risk evaluations and other practical considerations. In the event that significant potential goodwill impairment risk exists for a specific reporting unit, we apply a two-step quantitative test. The first step compares the reporting unit’s estimated fair value with its carrying value. We estimate a reporting unit’s fair value using a discounted cash flow method which incorporates planned growth rates, market-based discount rates and estimates of residual value. This year, for our Europe and North America reporting units, we used a market-based, weighted-average cost of capital of 6.8% to discount the projected cash flows of those operations. For our Latin America, Asia Pacific and EEMEA reporting units, we used a risk-rated discount rate of 9.8%. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans, industry and economic conditions, and our actual results and conditions may differ over time. If the carrying value of a reporting unit’s net assets exceeds its fair value, we would apply a second step to measure the difference between the carrying value and implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, the goodwill is impaired and its carrying value is reduced to the implied fair value of the goodwill.

Annually we assess non-amortizable intangible assets for impairment by performing a qualitative review and assessing events and circumstances that could affect the fair value or carrying value of the indefinite-lived intangible assets. If significant potential impairment risk exists for a specific asset, we quantitatively test it for impairment by comparing its estimated fair value with its carrying value. We determine estimated fair value using planned growth rates, market-based discount rates and estimates of royalty rates. If the carrying value of the asset exceeds its fair value, we consider the asset impaired and reduce its carrying value to the estimated fair value. We amortize definite-lived intangible assets over their estimated useful lives and evaluate them for impairment as we do other long-lived assets.

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

Revenue Recognition:

We recognize revenues when title and risk of loss pass to customers, which generally occurs upon delivery or shipment of goods. Revenues are recorded net of sales incentives and trade promotions and include all shipping and handling charges billed to customers. Our shipping and handling costs are classified as part of cost of sales. Provisions for product returns and other trade allowances are also recorded as reductions to revenues within the same period that the revenue is recognized.

Marketing and Research and Development:

We promote our products with advertising, marketing, sales incentives and trade promotions. These programs include, but are not limited to, cooperative advertising, in-store displays, consumer promotions, new product introduction fees, discounts, coupons, rebates and volume-based incentives. We expense advertising costs either in the period the advertising first takes place or as incurred. Sales incentive and trade promotion activities are recorded as a reduction to revenues based on amounts estimated due to customers and consumers at the end of a period. We base these estimates principally on historical utilization and redemption rates. For interim reporting purposes, advertising expenses and sales incentives are charged to operations as a percentage of volume, based on estimated volume and estimated program spending. We do not defer costs on our year-end consolidated balance sheet and all marketing costs are recorded as an expense in the year incurred. Advertising expense was $1,542 million in 2015, $1,552 million in 2014 and $1,721 million in 2013. We expense product research and development costs as incurred. Research and development expense was $409 million in 2015, $455 million in 2014 and $471 million in 2013. We record marketing and research and development expenses within selling, general and administrative expenses.

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

When we use derivatives, we are exposed to credit and market risks. Credit risk exists when a counterparty to a derivative contract might fail to fulfill its performance obligations under the contract. We reduce our credit risk by entering into transactions with counterparties with high quality, investment grade credit ratings, limiting the amount of exposure with each counterparty and monitoring the financial condition of our counterparties. We also maintain a policy of requiring that all significant, non-exchange traded derivative contracts with a duration of one year or longer are governed by an International Swaps and Derivatives Association master agreement. Market risk exists when the value of a derivative or other financial instrument might be adversely affected by changes in market conditions and commodity prices, currency exchange rates or interest rates. We manage derivative market risk by limiting the types of derivative instruments and derivative strategies we use and the degree of market risk that we plan to hedge through the use of derivative instruments.

Commodity cash flow hedges. We are exposed to price risk related to forecasted purchases of certain commodities that we primarily use as raw materials. We enter into commodity forward contracts primarily for wheat, sugar and other sweeteners, soybean and vegetable oils and cocoa. Commodity forward contracts generally are not subject to the accounting requirements for derivative instruments and hedging activities under the normal purchases exception. We also use commodity futures and options to hedge the price of certain input costs, including cocoa, energy costs, wheat, sugar and other sweeteners, soybean and vegetable oils and dairy. Some of these derivative instruments are highly effective and qualify for hedge accounting treatment. We also sell commodity futures to unprice future purchase commitments, and we occasionally use related futures to cross-hedge a commodity exposure. We are not a party to leveraged derivatives and, by policy, do not use financial instruments for speculative purposes.

Currency exchange cash flow hedges. We use various financial instruments to mitigate our exposure to changes in exchange rates from third-party and intercompany current and forecasted transactions. These instruments may include currency exchange forward contracts, futures, options and swaps. Based on the size and location of our businesses, we use these instruments to hedge our exposure to certain currencies, including the euro, pound sterling, Swiss franc and Canadian dollar.

Interest rate cash flow and fair value hedges. We manage interest rate volatility by modifying the pricing or maturity characteristics of certain liabilities so that the net impact on expense is not, on a material basis, adversely affected by movements in interest rates. As a result of interest rate fluctuations, hedged fixed-rate liabilities appreciate or depreciate in market value. We expect the effect of this unrealized appreciation or depreciation to be substantially offset by our gains or losses on the derivative instruments that are linked to these hedged liabilities. We use derivative instruments, including interest rate swaps that have indices related to the pricing of specific liabilities as part of our interest rate risk management strategy. As a matter of policy, we do not use highly leveraged derivative instruments for interest rate risk management. We use interest rate swaps to economically convert a portion of our fixed-rate debt into variable-rate debt. Under the interest rate swap contracts, we agree with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts, which is calculated based on an agreed-upon notional amount. We also use interest rate swaps to hedge the variability of interest payment cash flows on a portion of our future debt obligations. Substantially all of these derivative instruments are highly effective and qualify for hedge accounting treatment.

Hedges of net investments in non-U.S. operations. We have numerous investments outside the United States. The net assets of these subsidiaries are exposed to changes and volatility in currency exchange rates. We use local currency denominated debt to hedge our non-U.S. net investments against adverse movements in exchange rates. We designated our euro, pound sterling and Swiss franc denominated borrowings as a net investment hedge of a portion of our overall European operations. The gains and losses on our net investment in these designated European operations are economically offset by losses and gains on our euro, pound sterling and Swiss franc denominated borrowings. The change in the debt’s value, net of deferred taxes, is recorded in the currency translation adjustment component of accumulated other comprehensive earnings / (losses).

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

New Accounting Pronouncements:

In January 2016, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) which provides updated guidance for the recognition, measurement, presentation and disclosure of financial assets and liabilities. The ASU is effective for fiscal years beginning after December 15, 2017. We are currently assessing the impact across our operations and on our consolidated financial statements.

In November 2015, the FASB issued an ASU that requires all deferred tax liabilities and assets be classified as noncurrent in the balance sheet. The new standard did not change the current requirement to offset deferred tax liabilities and assets within a tax-paying component of an entity. The ASU is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. It can also be applied either prospectively or retrospectively to all periods presented. We early adopted the new standard on December 31, 2015 on a prospective basis. We classified deferred taxes as non-current on our consolidated balance sheets as of December 31, 2015. No prior periods were retrospectively adjusted.

In September 2015, the FASB issued an ASU that eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Under the new guidance, measurement-period adjustments should be accounted for during the period in which the entity determines the amount of the adjustment. The ASU is effective for fiscal years beginning after December 15, 2015, with early adoption permitted, and should be applied prospectively to open measurement periods after the effective date, regardless of the acquisition date. We elected to early adopt and will apply the standard in our accounting for the acquisitions that we closed during the third quarter of 2015. See Note 2, Divestitures and Acquisitions, for more information.

In July 2015, the FASB issued an ASU that simplifies the guidance on the subsequent measurement of inventory. U.S. GAAP currently requires an entity to measure inventory at the lower of cost or market. Previously, market could be replacement cost, net realizable value or net realizable value less an approximate normal profit margin. Under the new standard, inventory should be valued at the lower of cost or net realizable value. The ASU is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. We early adopted the new standard on January 1, 2016 on a prospective basis. The adoption of the standard is not expected to have a material impact on our consolidated financial statements.

In May 2015, the FASB issued an ASU that applies to reporting entities that elect to measure the fair value of an investment using the net asset value (“NAV”) per share (or its equivalent) practical expedient. This ASU removes the requirement to include investments measured using the practical expedient within fair value hierarchy disclosures. Also, practical expedient disclosures previously required for all eligible investments are now only required for investments for which the practical expedient has been elected. The update is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. As we measure certain defined benefit plan assets using the NAV practical expedient, we adopted the new standard on January 1, 2016. The new standard will impact our future pension disclosures and is not expected to otherwise have an impact on our consolidated financial statements.

In April 2015, the FASB issued an ASU that provides guidance on evaluating whether a cloud computing arrangement includes a software license. If there is a software license component, software licensing accounting should be applied; otherwise, service contract accounting should be applied. The ASU is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. We adopted the new standard on January 1, 2016 and on a prospective basis. The standard is not expected to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued an ASU that simplifies the presentation of debt issuance costs. The standard requires debt issuance costs related to a recognized debt obligation to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt instead of being presented as an asset, similar to the presentation of debt discounts.

In August 2015, the FASB issued an update clarifying that for line-of-credit arrangements entities may continue to defer debt issuance costs as an asset. The ASU represents a change in accounting principle and requires retrospective application. The ASU is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. We early adopted the new standard on December 31, 2015 and reclassified historical deferred debt issuance costs related to debt other than line-of-credit arrangements from long-term other assets to offset the related debt obligations.

In February 2015, the FASB issued an ASU that amends current consolidation guidance related to the evaluation of whether certain legal entities should be consolidated. The standard modifies both the variable interest entity (“VIE”) model and the voting interest model, including analyses of whether limited partnerships are VIEs and the impact of service fees and related party interests in determining if an entity is a VIE to the reporting entity. The guidance is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. We adopted the new standard on January 1, 2016 and we do not expect the standard to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued an ASU on revenue recognition from contracts with customers. The new ASU outlines a new, single comprehensive model for companies to use in accounting for revenue. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for the goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows from customer contracts, including significant judgments made in recognizing revenue. In May 2015, the FASB proposed changes to the new guidance in the areas of licenses and identifying performance obligations. In August 2015, the FASB issued an ASU that defers the effective date by one year to annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date which was for annual reporting periods beginning after December 15, 2016. The ASU may be applied retrospectively to historical periods presented or as a cumulative-effect adjustment as of the date of adoption. We have made progress in our due diligence and scoping reviews and continue to assess the impact of the new standard across our operations and on our consolidated financial statements. We anticipate adopting the new standard on January 1, 2018.

Reclassifications:

Certain amounts previously reported have been reclassified to conform to current-year presentation. See above for reclassifications made related to deferred debt issuance costs.

Note 2. Divestitures and Acquisitions

Coffee Business Transactions:

On July 2, 2015, we completed transactions to combine our wholly owned coffee businesses (including our coffee portfolio in France) with those of D.E Master Blenders 1753 B.V. (“DEMB”) to create a new company, Jacobs Douwe Egberts or JDE. We currently hold a 43.5% equity interest in JDE and Acorn Holdings B.V. (“AHBV”), owner of DEMB, holds the remaining 56.5% equity interest.

In connection with the contribution of our global coffee businesses to JDE, we recorded a pre-tax gain of $6.8 billion (or $6.6 billion after taxes) in 2015. We also recorded approximately $1.0 billion of pre-tax net gains related to hedging the expected cash proceeds from the transactions as described further below.

The consideration we have received to date consists of €3.8 billion of cash ($4.2 billion U.S. dollars as of July 2, 2015), a 43.5% equity interest in JDE and $794 million in receivables (related to sales price adjustments and tax formation cost payments). During the third quarter of 2015, we also recorded $283 million of cash and receivables from JDE related to reimbursement of costs that we incurred in separating our coffee businesses. The cash and equity consideration we received at closing reflects that we retained our interest in a Korea-based joint venture, Dongsuh Foods Corporation. During the second quarter of 2015, we also completed the sale of our interest in a Japanese coffee joint venture, Ajinomoto General Foods, Inc. (“AGF”). In lieu of contributing our interest in the AGF joint venture to JDE, we contributed the net cash proceeds from the sale, and the transaction did not change the consideration received for our global coffee businesses. Please see discussion of the divestiture of AGF below under Other Divestitures, Acquisitions and Sales of Property.

During the fourth quarter, we and JDE concluded negotiations of a sales price adjustment and completed the valuation of our investment in JDE. Primarily related to the negotiated resolution of the sales price adjustment in the fourth quarter, we recorded a $313 million reduction in the pre-tax gain on the coffee transaction, reducing the $7.1 billion estimated gain in the third quarter to the $6.8 billion final gain for 2015. As part of our sales price negotiations, we retained the right to collect future cash payments if certain estimated pension liabilities come in over an agreed amount in the future. As such, we may recognize additional income related to this negotiated term in the future.

The final value of our investment in JDE on July 2, 2015 was €4.1 billion, or $4.5 billion. The fair value of the JDE investment was determined using both income-based and market-based valuation techniques. The discounted cash flow analysis reflected growth, discount and tax rates and other assumptions reflecting the underlying combined businesses and countries in which the combined coffee businesses operate.

In connection with the expected receipt of cash in euros at the time of closing, we entered into a number of consecutive currency exchange forward contracts in 2014 and 2015 to lock in an equivalent expected value in U.S. dollars as of the date the coffee business transactions were first announced in May 2014. Cumulatively, we realized aggregate net gains and received cash of approximately $1.0 billion on these hedging contracts that increased the cash we received in connection with the coffee business transactions from $4.2 billion in cash consideration received to $5.2 billion. In connection with these currency contracts and the transfer of the sale proceeds to our subsidiaries that deconsolidated net assets and shares, we recognized a net gain of $628 million in 2014 and a net gain of $436 million in 2015 within interest and other expense, net.

Prior to the July 2, 2015 closing, we received conditional approval for the coffee business combination from the European Commission following their antitrust evaluation. The European Commission’s ruling was conditioned upon JDE’s divestiture of the majority of the EU-based Carte Noire business and DEMB’s Merrild business, primarily in France and Denmark. Those businesses have been transferred to JDE. JDE is completing the sales of these businesses in line with the European Commission agreements. As these businesses were recorded at their fair value as of July 2, 2015, reflecting the then pending sale values, we did not and will not record any gain or loss on the sale of these businesses in our share of JDE’s earnings.

In our historical consolidated results, the pre-tax earnings of the coffee businesses we contributed to JDE were included in periods prior to the July 2, 2015 closing date and as reflected below for the periods presented:

	For the Six Months Ended July 2,	For the Years Ended December 31,
	2015	2014	2013
	(in millions)	(in millions)

Earnings before income taxes	$342	$646	$700

We also incurred incremental expenses related to readying our global coffee businesses for the transactions that totaled $278 million for the year ended December 31, 2015 and $77 million for the year ended December 31, 2014. Of these total expenses, $123 million was recorded within asset impairment and exit costs in 2015 and the remainder was recorded within selling, general and administrative expenses of primarily our Europe segment, as well as within our Eastern Europe, Middle East and Africa (“EEMEA”) segment and general corporate expenses.

On July 2, 2015, we deconsolidated the following assets and liabilities in connection with the deconsolidation of our global coffee businesses (in millions). The amounts below also include the fourth quarter final settlement of coffee business-related pension obligations as further described below.

Assets
Cash and cash equivalents	$488
Trade receivables	468
Other receivables	24
Inventories, net	469
Deferred income taxes	6
Other current assets	44

Current assets	1,499
Property, plant and equipment, net	751
Goodwill	1,664
Intangible assets, net	–
Other assets	35

Noncurrent assets	2,450

Total assets	$3,949

Liabilities
Accounts payable	$438
Accrued marketing	290
Accrued employment costs	29
Other current liabilities	63

Current liabilities	820
Deferred income taxes	63
Accrued pension costs	131
Other liabilities	4

Noncurrent liabilities	198

Total liabilities	$1,018

Net assets deconsolidated	$2,931

In addition to the net assets we deconsolidated, we also reduced accumulated other comprehensive losses for the transfer of coffee business-related pension obligations in the amount of $90 million in 2015. The timing of these reductions during the third and fourth quarters of 2015 corresponded to when the Company was discharged from the obligations under the plans.

As a result of the transaction, our snacks product categories, consisting of biscuits, chocolate, gum and candy, make up the majority of our business portfolio, contributing approximately 85% of our 2015 and 2014 net revenues after excluding coffee net revenues. By retaining a significant stake in JDE, the coffee category will continue to be significant to our results. As such, we have reflected our historical coffee results and equity earnings from JDE in results from continuing operations reflecting the fact that results from the coffee category continue to be a significant part of our net earnings and business strategy going forward.

Summary Financial Information for Equity Method Investments:

Summarized financial information for JDE and our other equity method investments is reflected below.

		As of December 31,
		2015	2014
		(in millions)

Current assets		$3,943	$1,120
Noncurrent assets		20,936	835

Total assets		$24,879	$1,955

Current liabilities		$2,779	$564
Noncurrent liabilities		9,880	62

Total liabilities		$12,659	$626

	For the Years Ended December 31,
	2015	2014	2013
	(in millions)

Net revenues	$4,993	$2,721	$2,749
Gross profit	1,551	921	952
Income from continuing operations	96	226	214
Net income	97	226	214

Net income attributable to investees (1)	$97	$226	$214
Mondelēz International ownership interests	40%-50%	40%-50%	40%-50%

Mondelēz International share of investee net income (2)	$56	$113	$107

(1)	Includes $33 million of amortization expense related to a basis difference between the U.S. GAAP accounting basis for our equity method investments and the U.S. GAAP accounting basis of their equity.
(2)	Historically, we have recorded income from equity method investments within our operating income as these investments operated as extensions of our base business. Beginning in the third quarter of 2015, to align with the accounting for JDE earnings, we began to record the earnings from our equity method investments in after-tax equity method investment earnings outside of operating income. For the six months ended December 31, 2015, after-tax equity method investment net earnings were less than $1 million on a combined basis. Earnings from equity method investments recorded within segment operating income were $56 million for the six months ended July 2, 2015, $113 million for the year ended December 31, 2014 and $107 million for the year ended December 31, 2013. See Note 1, Summary of Significant Accounting Policies – Principles of Consolidation, for additional information.

Additionally, our proportionate share of JDE’s and our other equity method investments’ other comprehensive losses was $137 million in 2015, $28 million in 2014 and $1 million in 2013 which were recorded within our consolidated statement of other comprehensive earnings.

JDE Capital Increase:

On December 18, 2015, AHBV and we agreed to provide JDE additional capital to pay down some of its debt with lenders. Our pro rata share of the capital increase was €499 million ($544 million U.S. dollars as of December 18, 2015) and was made in return for additional shares in JDE such that we retained our 43.5% interest in JDE following the capital increase. To fund our share of the capital increase, we contributed €460 million ($501 million) of JDE receivables and made a €39 million ($43 million) cash payment.

Planned Keurig Transaction:

On December 6, 2015, we agreed to make an investment in Keurig Green Mountain Inc. (“Keurig”), which is contingent upon the successful completion of a planned acquisition of Keurig by JAB Holding Co. (“JAB” and parent company of AHBV). Following the close of JAB’s planned acquisition of Keurig in early 2016, we intend to exchange a portion of our equity interest in JDE for an equity interest in Keurig. Following the exchange of shares, we expect our ownership in JDE to decrease to approximately 26.5% and our interest in Keurig to be somewhat lower. We expect to account for both investments under the equity method, resulting in our recognizing our share of their earnings within our earnings and our share of their dividends within our cash flows. Our governance rights in JDE will not change significantly and we will have similar governance rights in Keurig following the transaction. Our investment in Keurig will follow the acquisition of Keurig by JAB, which is expected to be completed by the end of the first quarter of 2016 or early in the second quarter. As our exchange of shares in JDE for the investment in Keurig is conditioned upon the actions of JAB and Keurig’s existing shareholders and is subject to further regulatory antitrust reviews, we have not reflected the portion of our investment in JDE that would be exchanged for the Keurig investment as assets held for sale as of December 31, 2015.

Spin-Off of Kraft Foods Group:

We divested the Kraft Foods Group grocery business in a spin-off completed on October 1, 2012. In 2013, in connection with the Kraft Foods Group business, we received cash and recorded income from the resolution of the legal matter described below and we received cash and retired a receivable related to a Spin-Off stock award cash settlement with Kraft Foods Group. We also incurred Spin-Off transaction, transition and financing and related costs (“Spin-Off Costs”) through the end of 2014 as noted below.

On December 13, 2013, an independent arbitrator in our dispute with the Starbucks Coffee Company (“Starbucks”) issued a decision and Final Award that Kraft Foods Global, Inc. (which became Kraft Foods Group in the Spin-Off), the named party in the proceeding, had proven that it was entitled to recover and that Starbucks was required to pay $2,764 million in total cash compensation for Starbucks’ unilateral termination of the Starbucks packaged coffee business license and supply agreement. The award included compensation for 135% of the determined fair market value of the agreement for improper termination as well as prejudgment interest of $521 million and Kraft Foods Group’s attorney’s fees, which the parties agreed would equal $15 million. Starbucks has paid all of the amount owed pursuant to the ruling. Under the Separation and Distribution Agreement between Kraft Foods Group and us, Kraft Foods Group directed the recovery awarded in the arbitration proceeding to us in connection with the Spin-Off recapitalization plans. Accordingly, the pre-tax gain on the resolution of the Starbucks arbitration of $2.5 billion ($1.6 billion net of tax) was recorded in earnings from discontinued operations during the fourth quarter of 2013.

In March 2013, we also collected $55 million from Kraft Foods Group related to the cash settlement of stock awards held by our respective employees at the time of the Spin-Off as further described in Note 11, Stock Plans.

In 2014, we concluded our Spin-Off transition plans. We recorded Spin-Off Costs of $35 million in 2014 and $62 million in 2013 in pre-tax earnings within selling, general and administrative expenses. Through the end of 2014, we incurred total Spin-Off Costs of approximately $1.2 billion.

Other Divestitures, Acquisitions and Sales of Property:

On July 15, 2015, we acquired an 80% interest in a biscuit operation in Vietnam, which is now a subsidiary within our Asia Pacific segment. Total cash paid to date for the biscuit operation, intellectual property, non-compete and consulting agreements less purchase price adjustments received was 11,645 billion Vietnamese dong ($534 million U.S. dollars using applicable exchange rates on July 15 and November 27). We have made, received and expect to make the following cash payments in connection with the acquisition:

•	On November 10, 2014, we deposited $46 million in escrow upon signing the purchase agreement.
•	On July 15, 2015, we made a 9,122 billion Vietnamese dong ($418 million U.S. dollars as of July 15, 2015) payment for the biscuit operation, a $44 million additional escrow deposit and a 759 billion Vietnamese dong ($35 million U.S. dollars as of July 15, 2015) partial payment for the non-compete and continued consulting agreements.
•	On November 27, 2015, we received 197 billion Vietnamese dong ($9 million U.S. dollars as of November 27, 2015) as a purchase price adjustment related to working capital adjustments at closing.
•	Subject to the satisfaction of final conditions, including the resolution of warranty, other claims and further purchase price adjustments, we expect to release previously escrowed funds of $90 million for the remaining 20% interest in the biscuit operation and to make a final payment of 759 billion Vietnamese dong ($34 million U.S. dollars using a December 31, 2015 exchange rate) for the non-compete and consulting agreements. We anticipate resolution of these conditions by the end of the third quarter of 2016.

We are in the process of completing the valuation work for the acquired net assets. We have recorded a preliminary allocation of the consideration paid including $10 million to inventory, $47 million to property, plant and equipment, $19 million to other net liabilities and $461 million of estimated goodwill. We recorded the non-compete and consulting agreements as prepaid contracts within other current and non-current assets and they will be amortized into net earnings over the remaining contract terms. The acquisition added $121 million in incremental net revenues and $21 million in incremental operating income in 2015. Additionally, we recorded acquisition costs of $7 million in 2015 and $2 million in 2014 and integration costs of $9 million for the year ended December 31, 2015 within selling, general and administrative expenses.

On April 23, 2015, we completed the divestiture of our 50% equity interest in AGF, our Japanese coffee joint venture, to our joint venture partner, which generated cash proceeds of 27 billion Japanese yen ($225 million U.S. dollars as of April 23, 2015) and a pre-tax gain of $13 million (after-tax loss of $9 million). Upon closing, we divested our $99 million investment in the joint venture, $65 million of goodwill and $41 million of accumulated other comprehensive losses. We also incurred approximately $7 million of transaction costs.

On February 16, 2015, we acquired a U.S. snack food company, Enjoy Life Foods, within our North America segment. We paid cash and settled debt totaling $81 million in connection with the acquisition. Upon finalizing the valuation of the acquired net assets during the second quarter, we recorded an $81 million purchase price allocation of $58 million in identifiable intangible assets, $20 million of goodwill and $3 million of other net assets. The acquisition-related costs and operating results of the acquisition were not material to our consolidated financial statements for the year ended December 31, 2015.

On February 22, 2013, we acquired the remaining interest in a biscuit operation in Morocco, which is now a wholly-owned subsidiary within our EEMEA segment. We paid net cash consideration of $119 million, consisting of $155 million purchase price net of cash acquired of $36 million. Prior to the acquisition, our interest in the operation was accounted for under the equity method. As a result of obtaining a controlling interest, we consolidated the operation and upon finalizing the valuation of the acquired net assets in the fourth quarter of 2013, we recorded the fair value of acquired assets (including identifiable intangible assets of $48 million), the liabilities assumed and goodwill of $209 million. During the quarter ended March 31, 2013, we also recorded a pre-tax gain of $22 million related to the remeasurement of our previously-held equity interest in the operation to fair value in accordance with U.S. GAAP and acquisition costs of $7 million in interest and other expense, net and selling, general and administrative expenses. We recorded integration charges of $4 million in 2014 and $4 million in 2013 within cost of sales and selling, general and administrative expenses.

In 2013, we completed several divestitures primarily in our EEMEA and Europe segments that generated cash proceeds of $60 million and pre-tax gains of $8 million. The divestitures included a salty snacks business in Turkey, a confectionery business in South Africa and a chocolate business in Spain. The aggregate operating results of the 2013 divestitures were not material to our financial statements in any of the periods presented.

In 2013, we sold properties in India within our Asia Pacific segment and in Italy, the United Kingdom and Norway within our Europe segment. The India property sale generated a $39 million pre-tax gain and $53 million of cash proceeds. The Europe property sales generated $29 million in pre-tax net gains and $37 million of cash proceeds. We also have a $27 million receivable as of December 31, 2015 related to the United Kingdom property sale in 2013, of which $25 million was received in January 2016, with approximately $2 million to be received within a year. The gains were recorded within selling, general and administrative expenses and cash proceeds were recorded in cash flows from other investing activities in the year ended December 31, 2013.

Note 3. Inventories

Inventories consisted of the following:

	As of December 31,
	2015	2014
	(in millions)

Raw materials	$782	$1,215
Finished product	1,930	2,434

	2,712	3,649
Inventory reserves	(103)	(169)

Inventories, net	$2,609	$3,480

On July 2, 2015, we deconsolidated $469 million of net inventory with the coffee business transactions. See Note 2, Divestitures and Acquisitions – Coffee Business Transactions, for additional information.

Note 4. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of December 31,
	2015	2014
	(in millions)

Land and land improvements	$495	$574
Buildings and building improvements	2,753	3,117
Machinery and equipment	10,044	11,737
Construction in progress	1,262	1,484

	14,554	16,912
Accumulated depreciation	(6,192)	(7,085)

Property, plant and equipment, net	$8,362	$9,827

On July 2, 2015, we deconsolidated $751 million of net property, plant and equipment with the coffee business transactions. See Note 2, Divestitures and Acquisitions – Coffee Business Transactions, for additional information.

Capital expenditures of $1,514 million for the year ended December 31, 2015 exclude $322 million of accrued capital expenditures remaining unpaid at December 31, 2015 and include payment for $388 million of capital expenditures that were accrued and unpaid at December 31, 2014.

In connection with our restructuring programs, we recorded non-cash asset write-downs (including accelerated depreciation and asset impairments) of $264 million in 2015, $173 million in 2014 and $89 million in 2013 (see Note 6, Restructuring Programs). These charges were recorded in the consolidated statements of earnings within asset impairment and exit costs as follows:

	For the Years Ended December 31,
	2015	2014	2013
	(in millions)

Latin America	$46	$14	$–
Asia Pacific	80	23	2
EEMEA	9	16	–
Europe	64	37	27
North America	65	83	60

Total non-cash asset write-downs	$264	$173	$89

Note 5. Goodwill and Intangible Assets

Goodwill by reportable segment was:

	As of December 31,
	2015	2014
	(in millions)

Latin America	$858	$1,127
Asia Pacific	2,520	2,395
EEMEA	1,304	1,942
Europe	7,117	8,952
North America	8,865	8,973

Goodwill	$20,664	$23,389

Intangible assets consisted of the following:

	As of December 31,
	2015	2014
	(in millions)

Non-amortizable intangible assets	$17,527	$18,810
Amortizable intangible assets	2,320	2,525

	19,847	21,335
Accumulated amortization	(1,079)	(1,000)

Intangible assets, net	$18,768	$20,335

Non-amortizable intangible assets consist principally of brand names purchased through our acquisitions of Nabisco Holdings Corp., the Spanish and Portuguese operations of United Biscuits, the global LU biscuit business of Groupe Danone S.A. and Cadbury Limited. Amortizable intangible assets consist primarily of trademarks, customer-related intangibles, process technology, licenses and non-compete agreements. At December 31, 2015, the weighted-average life of our amortizable intangible assets was 13.6 years.

Amortization expense for intangible assets was $181 million in 2015, $206 million in 2014 and $217 million in 2013. We currently estimate annual amortization expense for each of the next five years to be approximately $180 million, estimated using December 31, 2015 exchange rates.

Changes in goodwill and intangible assets consisted of:

	2015		2014
	Goodwill	Intangible Assets, at cost	Goodwill	Intangible Assets, at cost
	(in millions)

Balance at January 1	$23,389	$21,335	$25,597	$22,919
Changes due to:
Currency	(1,477)	(1,462)	(2,256)	(1,528)
Coffee business transactions and divestiture	(1,729)	–	–	–
Acquisitions	481	58	–	–
Asset impairments	–	(83)	–	(57)
Other	–	(1)	48	1

Balance at December 31	$20,664	$19,847	$23,389	$21,335

Changes to goodwill and intangibles were:

•	Coffee business transactions and divestiture – On July 2, 2015, we deconsolidated $1,664 million of goodwill and less than $1 million of intangible assets in connection with the coffee business transactions. On April 23, 2015, we completed the divestiture of our 50% equity interest in AGF, which resulted in divesting $65 million of goodwill.
•	Acquisitions – On July 15, 2015, we acquired an 80% interest in a biscuit operation in Vietnam and recorded a preliminary allocation of $461 million of goodwill as we complete the final valuation work for the acquisition. On February 16, 2015, we acquired Enjoy Life Foods and recorded $20 million of goodwill and $58 million in identifiable intangible assets.
•	Asset Impairments – On December 31, 2015, in connection with the deconsolidation of Venezuela, we recorded $12 million of impairment charges as described below. We recorded $71 million of charges related to four trademarks in 2015 and $57 million of charges related to two trademarks in 2014 as described below.

In 2015, 2014 and 2013, there were no impairments of goodwill. In connection with our 2015 annual impairment testing, each of our reporting units had sufficient fair value in excess of carrying value. In connection with the deconsolidation of our Venezuelan operations on December 31, 2015, we tested our Latin America reporting unit and determined the remaining businesses excluding Venezuela had sufficient fair value in excess of carrying value, such that there were no impairments of goodwill. While all reporting units passed our annual impairment testing, if expectations are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then the estimated fair values of a reporting unit or reporting units might decline and lead to a goodwill impairment in the future.

During our 2015 annual testing of non-amortizable intangible assets, we recorded $71 million of impairment charges related to four trademarks. The impairments arose due to lower than expected product growth partly driven by decisions made in the fourth quarter to redirect support for the products to other regional and global brands and slowdowns in local economies. We recorded charges related to candy and biscuit trademarks of $44 million in Asia Pacific, $22 million in Europe and $5 million in Latin America. The impairment charges were calculated as the excess of the carrying value over the estimated fair value of the intangible assets on a global basis and were recorded within asset impairment and exit costs. We primarily use a relief of royalty valuation method, which utilizes estimates of future sales, growth rates, royalty rates and discount rates in determining a brand’s global fair value. During our 2015 intangible asset impairment review, we noted seven brands, including the four impaired trademarks, with $598 million of aggregate book value as of December 31, 2015 that each had a fair value in excess of book value of 10% or less. While these intangible assets passed our annual impairment testing and we believe our current plans for each of these brands will allow them to continue to not be impaired, if expectations are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then a brand or brands could become impaired in the future. In 2014, we recorded a $48 million charge related to a biscuit trademark in our Asia Pacific segment and a $9 million charge related to a candy trademark in our Europe segment. Additionally, in connection with the deconsolidation of our Venezuelan operations on December 31, 2015, we recorded $12 million of impairment charges within the loss on deconsolidation of Venezuela related to a biscuit trademark.

Note 6. Restructuring Programs

2014-2018 Restructuring Program

On May 6, 2014, our Board of Directors approved a $3.5 billion restructuring program, comprised of approximately $2.5 billion in cash costs and $1 billion in non-cash costs (the “2014-2018 Restructuring Program”), and up to $2.2 billion of capital expenditures. The primary objective of the 2014-2018 Restructuring Program is to reduce our operating cost structure in both our supply chain and overhead costs. The program is intended primarily to cover severance as well as asset disposals and other manufacturing-related one-time costs. Since inception, we have incurred total restructuring and related implementation charges of $1.4 billion related to the 2014-2018 Restructuring Program. We expect to incur the majority of the program’s remaining charges in 2016 and to complete the program by year-end 2018.

Restructuring Costs:

We recorded restructuring charges of $711 million 2015 and $274 million in 2014 within asset impairment and exit costs. The activity for the 2014-2018 Restructuring Program liability for the years ended December 31, 2015 and 2014 was:

	Severance
	and related	Asset
	costs	Write-downs	Total
		(in millions)

Liability balance, January 1, 2014	$–	$–	$–
Charges	251	23	274
Cash spent	(17)	–	(17)
Non-cash settlements / adjustments	(5)	(23)	(28)
Currency	(5)	–	(5)

Liability balance, December 31, 2014	$224	$–	$224

Charges	442	269	711
Cash spent	(243)	–	(243)
Non-cash settlements / adjustments	(4)	(269)	(273)
Currency	(24)	–	(24)

Liability balance, December 31, 2015	$395	$–	$395

We spent $243 million in 2015 and $17 million in 2014 in cash severance and related costs. We also recognized non-cash pension settlement losses (See Note 10, Benefit Plans), non-cash asset write-downs (including accelerated depreciation and asset impairments) and other non-cash adjustments totaling $273 million in 2015 and $28 million in 2014. At December 31, 2015, $351 million of our net restructuring liability was recorded within other current liabilities and $44 million was recorded within other long-term liabilities.

Implementation Costs:

Implementation costs are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. We believe the disclosure of implementation costs provides readers of our financial statements with more information on the total costs of our 2014-2018 Restructuring Program. Implementation costs primarily relate to reorganizing our operations and facilities in connection with our supply chain reinvention program and other identified productivity and cost saving initiatives. The costs include incremental expenses related to the closure of facilities, costs to terminate certain contracts and the simplification of our information systems. Within our continuing results of operations, we recorded implementation costs of $291 million in 2015 and $107 million in 2014. We recorded these costs within cost of sales and general corporate expense within selling, general and administrative expenses.

Restructuring and Implementation Costs in Operating Income:

During 2015 and 2014, we recorded restructuring and implementation costs related to the 2014-2018 Restructuring Program within operating income as follows:

For the Years Ended December 31,	Latin	Asia			North
	America	Pacific	EEMEA	Europe	America	Corporate (1)	Total
				(in millions)

2015
Restructuring Costs	$145	$133	$63	$228	$114	$28	$711
Implementation Costs	39	19	12	73	69	79	291

Total	$184	$152	$75	$301	$183	$107	$1,002

2014
Restructuring Costs	$81	$16	$19	$91	$57	$10	$274
Implementation Costs	16	9	4	37	5	36	107

Total	$97	$25	$23	$128	$62	$46	$381

Total Project 2014-2015 (2)
Restructuring Costs	$226	$149	$82	$319	$171	$38	$985
Implementation Costs	55	28	16	110	74	115	398

Total	$281	$177	$98	$429	$245	$153	$1,383

(1)	Includes adjustment for rounding.
(2)	Includes all charges recorded since program inception on May 6, 2014 through December 31, 2015.

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

Restructuring Costs:

We recorded reversals to the restructuring charges of $4 million 2015 related to accruals no longer required. We recorded restructuring charges of $360 million in 2014 and $267 million in 2013 within asset impairment and exit costs. During 2014, we also recorded out-of-period accruals for $73 million of severance ($52 million related to 2014 and $21 million related to 2013) in connection with a change in the timing of accruals for ongoing negotiations with workers’ councils and labor unions.

The activity for the 2012-2014 Restructuring Program liability for the years ended December 31, 2015 and 2014 was:

	Severance
	and related	Asset
	costs	Write-downs	Total
	(in millions)

Liability balance, January 1, 2014	$68	$–	$68
Charges	201	159	360
Cash spent	(130)	–	(130)
Non-cash settlements / adjustments	(2)	(159)	(161)
Currency	(9)	–	(9)

Liability balance, December 31, 2014	$128	$–	$128

Charges	(4)	–	(4)
Cash spent	(66)	–	(66)
Non-cash settlements / adjustments	(4)	–	(4)
Currency	(7)	–	(7)

Liability balance, December 31, 2015	$47	$–	$47

We spent $66 million in 2015 and $130 million in 2014 in cash severance and related costs. We also recognized non-cash pension plan settlement losses (See Note 10, Benefit Plans), non-cash asset write-downs (including accelerated depreciation and asset impairments) and other non-cash adjustments totaling $4 million in 2015 and $161 million in 2014. At December 31, 2015, $46 million of our net restructuring liability was recorded within other current liabilities and $1 million was recorded within other long-term liabilities.

Implementation Costs:

Implementation costs related to our 2012-2014 Restructuring Program primarily relate to activities in connection with the Spin-Off such as reorganizing our operations and facilities, the discontinuance of certain product lines and incremental expenses related to the closure of facilities, replicating our information systems infrastructure and reorganizing our sales function. Within our continuing results of operations, we recorded implementation costs of $99 million in 2014 and $63 million in 2013. We recorded these costs within cost of sales and selling, general and administrative expenses.

Restructuring and Implementation Costs in Operating Income:

During 2014 and 2013 and since inception of the 2012-2014 Restructuring Program, we recorded restructuring and implementation costs within operating income as follows:

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

In 2013, we recorded Integration Program charges of $216 million in 2013 in cost of sales and selling, general and administrative expenses within our Europe, EEMEA, Asia Pacific and Latin America segments and we recorded reversals of Integration Program charges of $8 million in 2014 related to accruals no longer required. Changes in the Integration Program liability during 2015 and 2014 were:

	2015	2014
	(in millions)

Balance at January 1	$58	$145
Charges	–	(8)
Cash spent	(15)	(69)
Currency / other	(7)	(10)

Balance at December 31	$36	$58

At December 31, 2015, $10 million of our net Integration Program liability was recorded within other current liabilities and $26 million, primarily related to leased facilities no longer in use, was recorded within other long-term liabilities.

Other Integration Costs:

In connection with our acquisition of a biscuit operation in Vietnam in July 2015, we recorded integration charges of $9 million in 2015 in our Asia Pacific segment and in connection with our acquisition of a biscuit operation in Morocco in February 2013, we recorded integration charges of $4 million in 2014 and $4 million in 2013 in our EEMEA segment. We recorded these charges in cost of sales and selling, general and administrative expenses. See Note 2, Divestitures and Acquisitions, for more information on the acquisition.

Cost Savings Initiatives:

Cost savings initiatives generally include exit, disposal and other project costs outside of our restructuring programs, the Cadbury Integration Program and our other integration program costs. In 2013, we recorded a $20 million charge primarily within Latin America related to severance benefits provided to terminated employees and one-time charges and within North America related to supply chain reinvention team expenses.

Note 8. Debt and Borrowing Arrangements

Short-Term Borrowings:

Our short-term borrowings and related weighted-average interest rates consisted of:

	As of December 31,
	2015		2014
	Amount	Weighted-	Amount	Weighted-
	Outstanding	Average Rate	Outstanding	Average Rate
	(in millions)		(in millions)

Commercial paper	$–	0.0%	$1,101	0.4%
Bank loans	236	9.5%	204	8.8%

Total short-term borrowings	$236		$1,305

Bank loans include borrowings on primarily uncommitted credit lines maintained by some of our international subsidiaries to meet short-term working capital needs.

Borrowing Arrangements:

We maintain a revolving credit facility for general corporate purposes, including working capital needs, and to support our commercial paper program. Our $4.5 billion multi-year senior unsecured revolving credit facility expires on October 11, 2018. The revolving credit agreement includes a covenant that we maintain a minimum shareholders’ equity of at least $24.6 billion, excluding accumulated other comprehensive earnings / (losses) and the cumulative effects of any changes in accounting principles. At December 31, 2015, we complied with the covenant as our shareholders’ equity as defined by the covenant was $38.0 billion. The revolving credit facility agreement also contains customary representations, covenants and events of default. There are no credit rating triggers, provisions or other financial covenants that could require us to post collateral as security. As of December 31, 2015, no amounts were drawn on the facility.

Some of our international subsidiaries maintain primarily uncommitted credit lines to meet short-term working capital needs. Collectively, these credit lines amounted to $1.9 billion at December 31, 2015 and $2.1 billion at December 31, 2014. Borrowings on these lines amounted to $236 million at December 31, 2015 and $204 million at December 31, 2014.

Long-Term Debt:

Our long-term debt consisted of (interest rates are as of December 31, 2015):

	As of December 31,
	2015	2014
	(in millions)

U.S. dollar notes, 0.37% to 7.00% (weighted-average effective rate 4.75%), due through 2040	$8,371	$10,836
Euro notes, 1.08% to 2.55% (weighted-average effective rate 1.97%), due through 2035	4,305	3,911
Pound sterling notes, 3.88% to 7.25% (weighted-average effective rate 4.35%), due through 2045	1,399	573
Swiss franc notes, 0.00% to 1.125% (weighted-average effective rate 0.73%), due through 2025	1,075	–
Capital leases and other obligations	12	31

Total	15,162	15,351
Less current portion of long-term debt	(605)	(1,530)

Long-term debt	$14,557	$13,821

Deferred debt issuance costs of $46 million as of December 31, 2015 and $44 million as of December 31, 2014 are netted against the related debt in the table above. As noted in Note 1, Summary of Significant Accounting Policies – New Accounting Pronouncements, these amounts were reclassified from long-term other assets to offset the related debt in the fourth quarter of 2015.

As of December 31, 2015, aggregate maturities of our debt and capital leases based on stated contractual maturities, excluding unamortized non-cash bond premiums, discounts, bank fees and mark-to-market adjustments of $(70) million, were (in millions):

2016	2017	2018	2019	2020	Thereafter	Total
$1,755	$1,481	$1,110	$1,250	$827	$8,809	$15,232

On February 9, 2016, $1,750 million of our 4.125% U.S. dollar notes matured. The notes and accrued interest to date were paid with net proceeds from the fr.400 million Swiss franc-denominated notes issuance on January 26, 2016 and the €700 million euro-denominated notes issuance on January 21, 2016, as well as cash on hand and the issuance of commercial paper. As we refinanced $1,150 million of the matured notes with long-term debt issued in January 2016, we reflected this amount within long-term debt as of December 31, 2015.

On January 26, 2016, we issued fr.400 million of Swiss franc-denominated notes, or $399 million in U.S. dollars locked in with a forward currency contract on January 12, 2016, consisting of:

•	fr.250 million (or $249 million) of 0.080% fixed rate notes that mature on January 26, 2018
•	fr.150 million (or $150 million) of 0.650% fixed rate notes that mature on July 26, 2022

We received proceeds net of premiums and deferred financing costs of $398 million that were used to partially fund the February 2016 note maturity and for other general corporate purposes. We recorded approximately $1 million of premiums and deferred financing costs, which will be amortized into interest expense over the life of the notes.

On January 21, 2016, we issued €700 million of euro-denominated 1.625% notes, or $760 million in U.S. dollars locked in with a forward currency contract on January 13, 2016, that mature on January 20, 2023. We received proceeds net of discounts and deferred financing costs of $752 million that were used to partially fund the February 2016 note maturity and for other general corporate purposes. We recorded approximately $8 million of discounts and deferred financing costs, which will be amortized into interest expense over the life of the notes.

On November 30, 2015, we completed a cash tender offer and retired £247 million of British pound sterling-denominated 7.250% notes, or approximately $372 million in U.S. dollars as of November 30, 2015, due in July 2018. We financed the repurchase of these notes, including the payment of accrued interest and other costs incurred, from net proceeds received from the £400 million British pound sterling-denominated notes issuance on November 25, 2015 described below. In connection with retiring this debt, during the three months ended December 31, 2015, we recorded a $40 million loss on extinguishment of debt within interest expense related to the amount we paid to retire the debt in excess of its carrying value and from recognizing unamortized premiums and deferred financing costs in earnings at the time of the debt extinguishment. Cash costs related to tendering the debt are included in long-term debt repayments in the consolidated statement of cash flows for the year ended December 31, 2015.

On November 25, 2015, we issued £400 million of British pound sterling-denominated 4.500% notes, or $609 million in U.S. dollars locked in with a forward currency contract on November 19, 2015, that mature on December 3, 2035. We received proceeds net of discounts and deferred financing costs of $604 million that were used to fund the November 2015 cash tender offer and for other general corporate purposes. We recorded approximately $5 million of discounts and deferred financing costs, which will be amortized into interest expense over the life of the notes.

On October 6, 2015 we issued fr.400 million of Swiss franc-denominated notes, or $410 million in U.S. dollars locked in with a forward currency contract on September 21, 2015, consisting of:

•	fr.135 million (or $138 million) of 0.625% fixed rate notes that mature on October 6, 2020
•	fr.265 million (or $272 million) of 1.125% fixed rate notes that mature on December 21, 2023

We received proceeds net of premiums and deferred financing costs of $410 million that were used for general corporate purposes and to fund upcoming debt maturities. We recorded the fr.400 million of Swiss franc-denominated notes and less than $1 million of premiums and deferred financing costs, which will be amortized into interest expense over the life of the notes.

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

We financed the repurchase of these notes, including the payment of accrued interest and other costs incurred, from net proceeds received from the $2.8 billion notes issuance on March 6, 2015 described below and the issuance of commercial paper. In connection with retiring this debt, during the first three months of 2015, we recorded a $708 million loss on extinguishment of debt within interest expense related to the amount we paid to retire the debt in excess of its carrying value and from recognizing unamortized discounts and deferred financing costs in earnings at the time of the debt extinguishment. Cash costs related to tendering the debt are included in long-term debt repayments in the consolidated statement of cash flows for the year ended December 31, 2015. We also recognized $5 million of charges within interest expense from hedging instruments related to the retired debt. Upon extinguishing the debt, the deferred cash flow hedge amounts were recorded in earnings.

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

We financed the repurchase of these notes, including the payment of accrued interest and other costs incurred, from net proceeds received from the $3.0 billion notes issuance on January 16, 2014. In connection with retiring this debt, during the first six months of 2014, we recorded a $493 million loss on extinguishment of debt within interest expense related to the amount we paid to retire the debt in excess of its carrying value and from recognizing unamortized discounts and deferred financing costs in earnings at the time of the debt extinguishment. Cash costs related to tending the debt are included in long-term debt repayments in the 2014 consolidated statement of cash flows. We also recognized $2 million in interest expense related to interest rate cash flow hedges that were deferred in accumulated other comprehensive losses and recognized into earnings over the life of the debt. Upon extinguishing the debt, the deferred cash flow hedge amounts were recorded in earnings.

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

Our weighted-average interest rate on our total debt was 3.7% as of December 31, 2015, down from 4.3%, as of December 31, 2014.

Fair Value of Our Debt:

The fair value of our short-term borrowings at December 31, 2015 and 2014 reflects current market interest rates and approximates the amounts we have recorded on our consolidated balance sheet. The fair value of our long-term debt was determined using quoted prices in active markets (Level 1 valuation data) for the publicly traded debt obligations. At December 31, 2015, the aggregate fair value of our total debt was $15,908 million and its carrying value was $15,398 million. At December 31, 2014, the aggregate fair value of our total debt was $18,463 million and its carrying value was $16,656 million.

Interest and Other Expense, net:

Interest and other expense, net within our results of continuing operations consisted of:

	For the Years Ended December 31,
	2015	2014	2013
		(in millions)

Interest expense, debt	$609	$778	$1,017
Loss on debt extinguishment and related expenses	753	495	612
Coffee business transactions currency-related net gains	(436)	(628)	–
Loss related to interest rate swaps	34	–	–
Benefit from indemnification resolution	–	–	(49)
Other expense / (income), net	53	43	(1)

Interest and other expense, net	$1,013	$688	$1,579

See Note 2, Divestitures and Acquisitions, and Note 9, Financial Instruments, for information on the currency exchange forward contracts associated with the coffee business transactions. Also see Note 9, Financial Instruments, for information on the loss related to U.S. dollar interest rate swaps no longer designated as accounting cash flow hedges during the first quarter of 2015 and the first quarter of 2016. See Note 13, Commitments and Contingencies, for information on the benefit from the resolution of the Cadbury acquisition-related indemnification.

Note 9. Financial Instruments

Fair Value of Derivative Instruments:

Derivative instruments were recorded at fair value in the consolidated balance sheets as follows:

	As of December 31,
	2015		2014
	Asset	Liability	Asset	Liability
	Derivatives	Derivatives	Derivatives	Derivatives
	(in millions)

Derivatives designated as accounting hedges:
Currency exchange contracts	$20	$7	$69	$17
Commodity contracts	37	35	12	33
Interest rate contracts	12	57	13	42

	$69	$99	$94	$92

Derivatives not designated as accounting hedges:
Currency exchange contracts	$61	$33	$735	$24
Commodity contracts	70	56	90	194
Interest rate contracts	43	28	59	39

	$174	$117	$884	$257

Total fair value	$243	$216	$978	$349

During 2015 and 2014, derivatives designated as accounting hedges include cash flow and fair value hedges and derivatives not designated as accounting hedges include economic hedges. Non-U.S. debt designated as a hedge of our net investments in non-U.S. operations is not reflected in the table above, but is included in long-term debt summarized in Note 8, Debt and Borrowing Arrangements. We record derivative assets and liabilities on a gross basis in our consolidated balance sheet. The fair value of our asset derivatives is recorded within other current assets and the fair value of our liability derivatives is recorded within other current liabilities.

The fair values (asset / (liability)) of our derivative instruments were determined using:

	As of December 31, 2015
		Quoted Prices in
		Active Markets	Significant	Significant
	Total	for Identical	Other Observable	Unobservable
	Fair Value of Net	Assets	Inputs	Inputs
	Asset / (Liability)	(Level 1)	(Level 2)	(Level 3)
	(in millions)

Currency exchange contracts	$41	$–	$41	$–
Commodity contracts	16	29	(13)	–
Interest rate contracts	(30)	–	(30)	–

Total derivatives	$27	$29	$(2)	$–

	As of December 31, 2014
		Quoted Prices in
		Active Markets	Significant	Significant
	Total	for Identical	Other Observable	Unobservable
	Fair Value of Net	Assets	Inputs	Inputs
	Asset / (Liability)	(Level 1)	(Level 2)	(Level 3)
	(in millions)

Currency exchange contracts	$763	$–	$763	$–
Commodity contracts	(125)	(49)	(76)	–
Interest rate contracts	(9)	–	(9)	–

Total derivatives	$629	$(49)	$678	$–

Level 1 financial assets and liabilities consist of exchange-traded commodity futures and listed options. The fair value of these instruments is determined based on quoted market prices on commodity exchanges. Our exchange-traded derivatives are generally subject to master netting arrangements that permit net settlement of transactions with the same counterparty when certain criteria are met, such as in the event of default. We also are required to maintain cash margin accounts in connection with funding the settlement of our open positions, and the margin requirements generally fluctuate daily based on market conditions. We have recorded margin deposits related to our exchange-traded derivatives of $22 million as of December 31, 2015 and $84 million as of December 31, 2014 within other current assets. Based on our net asset or liability positions with individual counterparties, in the event of default and immediate net settlement of all of our open positions, for derivatives we have in a net liability position, we would owe $3 million as of December 31, 2014, and for derivatives we have in a net asset position, our counterparties would owe us a total of $52 million as of December 31, 2015 and $38 million as of December 31, 2014.

Level 2 financial assets and liabilities consist primarily of over-the-counter (“OTC”) currency exchange forwards, options and swaps; commodity forwards and options; and interest rate swaps. Our currency exchange contracts are valued using an income approach based on observable market forward rates less the contract rate multiplied by the notional amount. Commodity derivatives are valued using an income approach based on the observable market commodity index prices less the contract rate multiplied by the notional amount or based on pricing models that rely on market observable inputs such as commodity prices. Our calculation of the fair value of interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the observable market interest rate curve. Our calculation of the fair value of financial instruments takes into consideration the risk of nonperformance, including counterparty credit risk. Our OTC derivative transactions are governed by International Swap Dealers Association agreements and other standard industry contracts. Under these agreements, we do not post nor require collateral from our counterparties. The majority of our commodity and currency exchange OTC derivatives do not have a legal right of set-off. In connection with our OTC derivatives that could be net-settled in the event of default, assuming all parties were to fail to comply with the terms of the agreements, for derivatives we have in a net liability position, we would owe $101 million as of December 31, 2015 and $156 million as of December 31, 2014, and for derivatives we have in a net asset position, our counterparties would owe us a total of $64 million as of December 31, 2015 and $72 million as of December 31, 2014. We manage the credit risk in connection with these and all our derivatives by entering into transactions with counterparties with investment grade credit ratings, limiting the amount of exposure with each counterparty and monitoring the financial condition of our counterparties.

Derivative Volume:

The net notional values of our derivative instruments were:

	Notional Amount
	As of December 31,
	2015	2014
	(in millions)

Currency exchange contracts:
Intercompany loans and forecasted interest payments	$4,148	$3,640
Forecasted transactions	1,094	6,681
Commodity contracts	732	1,569
Interest rate contracts	3,033	3,970
Net investment hedge – euro notes	4,345	3,932
Net investment hedge – pound sterling notes	1,404	545
Net investment hedge – Swiss franc notes	1,073	–

Cash Flow Hedges:

Cash flow hedge activity, net of taxes, within accumulated other comprehensive earnings / (losses) included:

	For the Years Ended December 31,
	2015	2014	2013
	(in millions)

Accumulated gain / (loss) at January 1	$(2)	$117	$(38)
Transfer of realized losses / (gains) to earnings	–	(40)	53
Unrealized gain / (loss) in fair value	(43)	(79)	102

Accumulated gain / (loss) at December 31	$(45)	$(2)	$117

After-tax gains / (losses) reclassified from accumulated other comprehensive earnings / (losses) into net earnings were:

	For the Years Ended December 31,
	2015	2014	2013
	(in millions )

Currency exchange contracts – forecasted transactions	$83	$26	$(26)
Commodity contracts	(52)	16	(23)
Interest rate contracts	(31)	(2)	(4)

Total	$–	$40	$(53)

After-tax gains / (losses) recognized in other comprehensive earnings / (losses) were:

	For the Years Ended December 31,
	2015	2014	2013
	(in millions)

Currency exchange contracts – forecasted transactions	$40	$82	$(23)
Commodity contracts	(35)	(2)	3
Interest rate contracts	(48)	(159)	122

Total	$(43)	$(79)	$102

Pre-tax gains / (losses) on ineffectiveness recognized in net earnings from continuing operations were:

	For the Years Ended December 31,
	2015	2014	2013
	(in millions)

Commodity contracts	$(4)	$(10)	$1

Pre-tax gains / (losses) on amounts excluded from effectiveness testing recognized in net earnings from continuing operations included a pre-tax loss of $34 million recognized in the first quarter of 2015 within interest and other expense, net related to certain U.S. dollar interest rate swaps that we no longer designated as accounting cash flow hedges due to a change in financing and hedging plans. Our plans to issue U.S. dollar debt changed and we issued euro, British pound sterling and Swiss franc-denominated notes due to lower overall cost and our decision to hedge a greater portion of our net investments in operations that use these currencies as their functional currencies. Amounts excluded from effectiveness testing were not material for the remainder of 2015 and prior-year periods.

In January 2016, we recorded a pre-tax loss of $97 million within interest and other expense, net related to certain U.S. dollar interest rate swaps that we no longer designated as accounting cash flow hedges due to a change in financing and hedging plans. In the first quarter of 2016, our plans to issue U.S. dollar debt changed and we issued euro and Swiss franc-denominated notes due to lower overall cost and our decision to hedge a greater portion of our net investments in operations that use these currencies as their functional currencies.

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

Based on current market conditions, we would expect to transfer unrealized losses of $17 million (net of taxes) for commodity cash flow hedges, unrealized gains of $8 million (net of taxes) for currency cash flow hedges and unrealized losses of $3 million (net of taxes) for interest rate cash flow hedges to earnings during the next 12 months.

Hedge Coverage:

As of December 31, 2015, we hedged transactions forecasted to impact cash flows over the following periods:

•	commodity transactions for periods not exceeding the next 12 months;
•	interest rate transactions for periods not exceeding the next 30 years and 2 months; and
•	currency exchange transactions for periods not exceeding the next 12 months.

Fair Value Hedges:

Pre-tax gains / (losses) due to changes in fair value of our interest rate swaps and related hedged long-term debt were recorded in interest and other expense, net:

	For the Years Ended December 31,
	2015	2014	2013
		(in millions)

Derivatives	$(1)	$13	$–
Borrowings	1	(13)	–

Fair value hedge ineffectiveness and amounts excluded from effectiveness testing were not material for all periods presented.

Economic Hedges:

Pre-tax gains / (losses) recorded in net earnings for economic hedges were:

	For the Years Ended December 31,			Location of Gain / (Loss) Recognized
	2015	2014	2013	in Earnings
	(in millions)

Currency exchange contracts:
Intercompany loans and forecasted interest payments	$29	$4	$18	Interest and other expense, net
Forecasted transactions	29	29	65	Cost of sales
Forecasted transactions	435	610	9	Interest and other expense, net
Forecasted transactions	(12)	(4)	4	Selling, general and administrative expenses
Commodity contracts	(38)	(136)	(40)	Cost of sales

Total	$443	$503	$56

In connection with the coffee business transactions, we entered into a number of consecutive euro to U.S. dollar currency exchange forward contracts in 2014 and 2015 to lock in an equivalent expected value in U.S. dollars. The mark-to-market gains and losses on the derivatives were recorded in earnings. We recorded net gains of $436 million for the year ended December 31, 2015 and $628 million for the year ended December 31, 2014 within interest and other expense, net in connection with the forward contracts and the transferring of proceeds to our subsidiaries where coffee net assets and shares were deconsolidated. The currency hedge and related gains and losses were recorded within interest and other expense, net. See Note 2, Divestitures and Acquisitions — Coffee Business Transactions, for additional information.

Hedges of Net Investments in International Operations:

After-tax gains / (losses) related to hedges of net investments in international operations in the form of euro, pound sterling and Swiss franc-denominated debt were:

				Location of
	For the Years Ended December 31,			Gain / (Loss)
	2015	2014	2013	Recognized in AOCI
		(in millions)

Euro notes	$268	$328	$(50)	Currency
Pound sterling notes	42	39	(13)	Translation
Swiss franc notes	9	–	–	Adjustment

Note 10. Benefit Plans

Pension Plans

Prior to the July 2, 2015 closing of the coffee business transactions, certain active employees who transitioned to JDE participated in our Non-U.S. pension plans. Following the transactions, benefits began to be provided directly by JDE to participants continuing with JDE. JDE assumed certain pension plan obligations and received the related plan assets. Through December 31, 2015, we reduced our net benefit plan liabilities by $131 million and the related deferred tax assets by $24 million. Refer to Note 2, Divestitures and Acquisitions – Coffee Business Transactions, for more information. For participants that elected not to transfer into the JDE plans, we retained the plan obligations and related plan assets.

Obligations and Funded Status:

The projected benefit obligations, plan assets and funded status of our pension plans were:

	U.S. Plans		Non-U.S. Plans
	2015	2014	2015	2014
		(in millions)

Benefit obligation at January 1	$1,606	$1,266	$10,854	$9,920
Service cost	64	57	188	184
Interest cost	67	67	307	388
Benefits paid	(35)	(20)	(435)	(446)
Settlements paid	(88)	(52)	1	–
Actuarial (gains) / losses	(49)	266	(262)	1,604
Deconsolidation of coffee business	–	–	(261)	–
Currency	–	–	(766)	(949)
Other	1	22	(79)	153

Benefit obligation at December 31	1,566	1,606	9,547	10,854

Fair value of plan assets at January 1	1,216	1,118	8,362	8,122
Actual return on plan assets	(71)	159	192	971
Contributions	225	11	318	353
Benefits paid	(35)	(20)	(435)	(446)
Settlements paid	(88)	(52)	–	–
Deconsolidation of coffee business	–	–	(130)	–
Currency	–	–	(579)	(681)
Other	–	–	(7)	43

Fair value of plan assets at December 31	1,247	1,216	7,721	8,362

Net pension liability at December 31	$(319)	$(390)	$(1,826)	$(2,492)

The accumulated benefit obligation, which represents benefits earned to the measurement date, was $1,463 million at December 31, 2015 and $1,474 million at December 31, 2014 for the U.S. pension plans. The accumulated benefit obligation for the non-U.S. pension plans was $9,267 million at December 31, 2015 and $10,462 million at December 31, 2014.

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

The combined U.S. and non-U.S. pension plans resulted in a net pension liability of $2,145 million at December 31, 2015 and $2,882 million at December 31, 2014. We recognized these amounts in our consolidated balance sheets as follows:

	As of December 31,
	2015	2014
	(in millions)

Prepaid pension assets	$69	$53
Other accrued liabilities	(31)	(23)
Accrued pension costs	(2,183)	(2,912)

	$(2,145)	$(2,882)

Certain of our U.S. and non-U.S. plans are underfunded and have accumulated benefit obligations in excess of plan assets. For these plans, the projected benefit obligations, accumulated benefit obligations and the fair value of plan assets were:

	U.S. Plans		Non-U.S. Plans
	As of December 31,		As of December 31,
	2015	2014	2015	2014
	(in millions)

Projected benefit obligation	$1,566	$1,606	$8,139	$10,108
Accumulated benefit obligation	1,463	1,474	7,920	9,763
Fair value of plan assets	1,247	1,216	6,252	7,576

We used the following weighted-average assumptions to determine our benefit obligations under the pension plans:

	U.S. Plans		Non-U.S. Plans
	As of December 31,		As of December 31,
	2015	2014	2015	2014

Discount rate	4.50%	4.20%	3.11%	2.99%
Expected rate of return on plan assets	6.75%	7.25%	5.87%	5.96%
Rate of compensation increase	4.00%	4.00%	3.18%	3.26%

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

At the end of 2015, we changed the approach used to measure service and interest costs for pension benefits. For 2015, we measured service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the plan obligations. For 2016, we have elected to measure service and interest costs by applying the specific spot rates along that yield curve to the plans’ liability cash flows. We believe the new approach provides a more precise measurement of service and interest costs by aligning the timing of the plans’ liability cash flows to the corresponding spot rates on the yield curve. This change does not affect the measurement of our plan obligations. We have accounted for this change as a change in accounting estimate and, accordingly, have accounted for it on a prospective basis.

Components of Net Periodic Pension Cost:

Net periodic pension cost consisted of the following:

	U.S. Plans			Non-U.S. Plans
	For the Years Ended December 31,			For the Years Ended December 31,
	2015	2014	2013	2015	2014	2013
	(in millions)			(in millions)

Service cost	$64	$57	$71	$188	$184	$172
Interest cost	67	67	60	307	388	358
Expected return on plan assets	(93)	(81)	(67)	(478)	(485)	(435)
Amortization:
Net loss from experience differences	43	29	55	141	106	136
Prior service cost (1)	2	2	2	15	–	1
Settlement losses and other expenses (2)	19	28	1	2	14	3

Net periodic pension cost	$102	$102	$122	$175	$207	$235

(1)	For the year ended December 31, 2015, amortization of prior service cost includes $17 million of pension curtailment losses related to employees who transitioned to JDE upon the contribution of our global coffee business. Refer to Note 2, Divestitures and Acquisitions – Coffee Business Transactions, for more information.
(2)	Settlement losses include $9 million for year ended December 31, 2015 and $12 million for the year ended December 31, 2014 of pension settlement losses for employees who elected lump-sum payments in connection with our 2014-2018 Restructuring Program. Retired employees who elected lump-sum payments resulted in net settlement losses in 2015 of $10 million for our U.S. plans and $2 million for our non-U.S. plans. Employees who elected lump-sum payments in connection with our 2012-2014 Restructuring Program and cost saving initiatives and retired employees who elected lump-sum payments resulted in net settlement losses for our U.S. plans of $28 million in 2014 and $1 million in 2013. Non-U.S. plant closures and early retirement benefits resulted in curtailment and settlement losses of $2 million in 2013. In addition, we incurred special termination benefit costs of $2 million in 2014 and $1 million in 2013 in the non-U.S. plans related to the 2012-2014 Restructuring Program. See Note 6, Restructuring Programs, for more information. We recorded an additional $90 million of pension settlement losses related to the coffee business transactions within the gain on the coffee business transactions. Refer to Note 2, Divestitures and Acquisitions – Coffee Business Transactions, for more information.

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

As of December 31, 2015, for the combined U.S. and non-U.S. pension plans, we expected to amortize from accumulated other comprehensive earnings / (losses) into net periodic pension cost during 2016:

•	an estimated $166 million of net loss from experience differences; and
•	$1 million of estimated prior service credit.

We used the following weighted-average assumptions to determine our net periodic pension cost:

	U.S. Plans			Non-U.S. Plans
	For the Years Ended December 31,			For the Years Ended December 31,
	2015	2014	2013	2015	2014	2013

Discount rate	4.20%	5.10%	4.20%	2.99%	4.03%	3.81%
Expected rate of return on plan assets	7.25%	7.75%	7.75%	5.96%	6.17%	6.08%
Rate of compensation increase	4.00%	4.00%	4.00%	3.26%	3.63%	3.47%

Plan Assets:

The fair value of pension plan assets was determined using the following fair value measurements:

	As of December 31, 2015
		Quoted Prices	Significant
Asset Category	Total Fair Value	in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)

U.S. equity securities	$2	$2	$–	$–
Non-U.S. equity securities	413	413	–	–
Pooled funds - equity securities	2,411	569	1,842	–

Total equity securities	2,826	984	1,842	–

Government bonds	1,788	53	1,735	–
Pooled funds - fixed-income securities	1,182	311	759	112
Corporate bonds and other fixed-income securities	1,691	325	701	665

Total fixed-income securities	4,661	689	3,195	777

Real estate	477	115	7	355
Hedge funds	499	–	–	499
Private equity	204	–	–	204
Cash	140	137	3	–
Other	95	55	36	4

Total	$8,902	$1,980	$5,083	$1,839

	As of December 31, 2014
		Quoted Prices	Significant
Asset Category	Total Fair Value	in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)

U.S. equity securities	$124	$124	$–	$–
Non-U.S. equity securities	698	698	–	–
Pooled funds - equity securities	2,192	538	1,654	–

Total equity securities	3,014	1,360	1,654	–

Government bonds	2,283	234	2,049	–
Pooled funds - fixed-income securities	1,151	311	743	97
Corporate bonds and other fixed-income securities	1,174	314	111	749

Total fixed-income securities	4,608	859	2,903	846

Real estate	406	110	4	292
Hedge funds	829	–	–	829
Private equity	237	–	–	237
Cash	253	246	7	–
Other	157	124	30	3

Total	$9,504	$2,699	$4,598	$2,207

We excluded plan assets of $66 million at December 31, 2015 and $74 million at December 31, 2014 from the above tables related to certain insurance contracts as they are reported at contract value, in accordance with authoritative guidance.

Fair value measurements:

•	Level 1 – includes primarily U.S and non-U.S. equity securities and government bonds valued using quoted prices in active markets.
•	Level 2 – includes primarily pooled funds, including assets in real estate pooled funds, valued using net asset values of participation units held in common collective trusts, as reported by the managers of the trusts and as supported by the unit prices of actual purchase and sale transactions. Level 2 plan assets also include corporate bonds and other fixed-income securities, valued using independent observable market inputs, such as matrix pricing, yield curves and indices.
•	Level 3 – includes investments valued using unobservable inputs that reflect the plans’ assumptions that market participants would use in pricing the assets, based on the best information available.
•	Fair value estimates for pooled funds are calculated by the investment advisor when reliable quotations or pricing services are not readily available for certain underlying securities. The estimated value is based on either cost, or last sale price for most of the securities valued in this fashion.
•	Fair value estimates for private equity investments are calculated by the general partners using the market approach to estimate the fair value of private investments. The market approach utilizes prices and other relevant information generated by market transactions, type of security, degree of liquidity, restrictions on the disposition, latest round of financing data, company financial statements, relevant valuation multiples and discounted cash flow analyses.
•	Fair value estimates for real estate investments are calculated by the investment managers using the present value of future cash flows expected to be received from the investments, based on valuation methodologies such as appraisals, local market conditions, and current and projected operating performance.
•	Fair value estimates for investments in hedge fund-of-funds are calculated by the investment managers using the net asset value per share of the investment as reported by the money managers of the underlying funds.
•	Fair value estimates for certain fixed-income securities such as insurance contracts are calculated based on the future stream of benefit payments discounted using prevailing interest rates based on the valuation date.

Changes in our Level 3 plan assets, which are recorded in other comprehensive earnings / (losses), included:

Asset Category	January 1, 2015 Balance	Net Realized and Unrealized Gains/ (Losses)	Net Purchases, Issuances and Settlements	Net Transfers Into/(Out of) Level 3	Currency Impact	December 31, 2015 Balance
	(in millions)
Pooled funds- fixed-income securities	$97	$(1)	$25	$(3)	$(6)	$112
Corporate bond and other fixed-income securities	749	4	(50)	–	(38)	665
Real estate	292	19	61	–	(17)	355
Hedge funds	829	13	(312)	–	(31)	499
Private equity	240	17	(36)	(1)	(12)	208

Total Level 3 investments	$2,207	$52	$(312)	$(4)	$(104)	$1,839

Asset Category	January 1, 2014 Balance	Net Realized and Unrealized Gains/ (Losses)	Net Purchases, Issuances and Settlements	Net Transfers Into/(Out of) Level 3	Currency Impact	December 31, 2014 Balance
	(in millions)
Pooled funds- fixed-income securities	$15	$(15)	$15	$87	$(5)	$97
Corporate bond and other fixed-income securities	780	80	(64)	–	(47)	749
Real estate	267	37	(2)	10	(20)	292
Hedge funds	820	40	20	–	(51)	829
Private equity	227	45	(19)	2	(15)	240

Total Level 3 investments	$2,109	$187	$(50)	$99	$(138)	$2,207

The decreases in Level 3 pension plan investments during 2015 were primarily due to net settlements in hedge funds and the effects of currency. The increases in Level 3 pension plan investments during 2014 were primarily due to unrealized net gains across most of the Level 3 asset categories and net transfers into pooled funds-fixed income securities offset by the effects of currency.

The percentage of fair value of pension plan assets was:

	U.S. Plans		Non-U.S. Plans
	As of December 31,		As of December 31,
Asset Category	2015	2014	2015	2014

Equity securities	32%	45%	32%	30%
Fixed-income securities	65%	52%	50%	48%
Real estate	3%	3%	6%	4%
Hedge funds	–	–	7%	10%
Private equity	–	–	3%	3%
Cash	–	–	1%	3%
Other	–	–	1%	2%

Total	100%	100%	100%	100%

For our U.S. plans, our investment strategy is to reduce the risk of underfunded plans in part through appropriate asset allocation within our plan assets. We attempt to maintain our target asset allocation by rebalancing between asset classes as we make contributions and monthly benefit payments. Due to the nature and timing of our expected pension liabilities, in the first quarter of 2015, we strategically reduced the risk level of the investment portfolio by lowering our target allocation for equity securities (including investments in real estate) to 35% and increasing the fixed-income allocation target to 65%. The strategy involves using indexed U.S. equity and international equity securities and actively managed U.S. investment grade fixed-income securities (which constitute 95% or more of fixed-income securities) with smaller allocations to high yield fixed-income securities.

For our non-U.S. plans, the investment strategy is subject to local regulations and the asset / liability profiles of the plans in each individual country. In aggregate, the asset allocation targets of our non-U.S. plans are broadly characterized as a mix of approximately 37% equity securities (including investments in real estate), approximately 50% fixed-income securities and approximately 13% other alternative securities. Our investment strategy for our largest non-U.S. plan, which comprises 51% of our non-U.S. pension assets, is designed to balance risk and return by diversifying across a wide range of return-seeking and liability matching assets, invested in a range of both active and passive mandates. We target an allocation of approximately 15% in equity securities, 19% credit, 12% private markets, 17% other diversifying assets, and 37% liability matching assets. The strategy uses indexed global developed equities, actively managed global investment grade and alternative credit, global private equity and real estate, other diversifying assets including hedge funds, and other liability matching assets including a buy-in annuity policy.

Employer Contributions:

In 2015, we contributed $225 million to our U.S. pension plans and $302 million to our non-U.S. pension plans. In addition, employees contributed $16 million to our non-U.S. plans. We make contributions to our U.S. and non-U.S. pension plans primarily to the extent that they are tax deductible and do not generate an excise tax liability.

In 2016, we estimate that our pension contributions will be $170 million to our U.S. plans and $279 million to our non-U.S. plans based on current tax laws. Of the total 2016 pension contributions, $150 million is expected to be voluntary. Our actual contributions may be different due to many factors, including changes in tax and other benefit laws, significant differences between expected and actual pension asset performance or interest rates, or other factors.

Future Benefit Payments:

The estimated future benefit payments from our pension plans at December 31, 2015 were (in millions):

Year ending:	2016	2017	2018	2019	2020	2021-2025

U.S. Plans	$91	$84	$95	$105	$109	$562
Non-U.S. Plans	$401	$403	$410	$423	$435	$2,352

Multiemployer Pension Plans:

We made contributions to multiemployer pension plans of $31 million in 2015, $32 million in 2014 and $32 million in 2013. These plans provide pension benefits to retirees under certain collective bargaining agreements. The following is the only individually significant multiemployer plan we participate in as of December 31, 2015:

Expiration Date
		Pension	FIP / RP		of Collective-
	EIN / Pension	Protection Act	Status Pending /	Surcharge	Bargaining
Pension Fund	Plan Number	Zone Status	Implemented	Imposed	Agreements

Bakery, Confectionery, Tobacco Workers and Grain Miller International Pension Fund	526118572	Red	Implemented	Yes	2/29/2016

Our contributions exceeded 5% of total contributions to the Bakery, Confectionery, Tobacco Workers and Grain Millers International Pension Fund (the “Fund”) for fiscal years 2015, 2014 and 2013. Our contributions to the Fund were $27 million in 2015, $25 million in 2014 and $26 million in 2013. Our contribution to the Fund is based on our contribution rates under our collective bargaining agreements, the number of our eligible employees and Fund surcharges. Our collective bargaining agreements with the Fund, under which we are obligated to make contributions to the Fund, expire during 2016. These current collective bargaining agreements obligate us to contribute approximately $30 million to the Pension Fund on an annual basis, including 2016. The Fund’s actuarial valuation has been completed and the zone status was changed to “Red” in 2012. As a result of this certification, we are being charged a 10% surcharge on our contribution rates. Our expected future contributions include the surcharge. The Fund adopted a rehabilitation plan on November 7, 2012 that requires contribution increases and reduction to benefit provisions.

Our contributions to other multiemployer pension plans that were not individually significant were $4 million in 2015, $7 million in 2014 and $6 million in 2013.

Other Costs:

We sponsor and contribute to employee defined contribution plans. These plans cover eligible salaried, non-union and union employees. Our contributions and costs are determined by the matching of employee contributions, as defined by the plans. Amounts charged to expense in continuing operations for defined contribution plans totaled $45 million in 2015, $46 million in 2014 and $66 million in 2013.

Postretirement Benefit Plans

Obligations:

Our postretirement health care plans are not funded. The changes in and the amount of the accrued benefit obligation were:

	As of December 31,
	2015	2014
	(in millions)

Accrued benefit obligation at January 1	$538	$422
Service cost	15	13
Interest cost	22	22
Benefits paid	(10)	(9)
Currency	(22)	(11)
Assumption changes	(30)	75
Actuarial (gains) / losses	(2)	14
Other	–	12

Accrued benefit obligation at December 31	$511	$538

The current portion of our accrued postretirement benefit obligation of $11 million at December 31, 2015 and 2014 was included in other accrued liabilities.

We used the following weighted-average assumptions to determine our postretirement benefit obligations:

	U.S. Plans		Non-U.S. Plans
	As of December 31,		As of December 31,
	2015	2014	2015	2014

Discount rate	4.60%	4.20%	4.77%	4.52%
Health care cost trend rate assumed for next year	6.50%	6.50%	5.37%	5.18%
Ultimate trend rate	5.00%	5.00%	5.55%	5.53%
Year that the rate reaches the ultimate trend rate	2020	2018	2018	2018

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

At the end 2015, we changed the approach used to measure service and interest costs for other postretirement benefits. For 2015, we measured service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the plan obligations. For 2016, we elected to measure service and interest costs by applying the specific spot rates along that yield curve to the plans’ liability cash flows. We believe the new approach provides a more precise measurement of service and interest costs by aligning the timing of the plans’ liability cash flows to the corresponding spot rates on the yield curve. This change does not affect the measurement of our plan obligations. We have accounted for this change as a change in accounting estimate and, accordingly, have accounted for it on a prospective basis.

Assumed health care cost trend rates have a significant impact on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	As of December 31, 2015
	One-Percentage-Point
	Increase	Decrease
	(in millions)

Effect on postretirement benefit obligation	$88	$(69)
Effect on annual service and interest cost	7	(6)

Components of Net Periodic Postretirement Health Care Costs:

Net periodic postretirement health care costs consisted of the following:

	For the Years Ended December 31,
	2015	2014	2013
		(in millions)

Service cost	$15	$13	$15
Interest cost	22	22	20
Amortization:
Net loss from experience differences	13	5	12
Prior service credit	(7)	(10)	(12)

Net periodic postretirement health care costs	$43	$30	$35

As of December 31, 2015, we expected to amortize from accumulated other comprehensive earnings / (losses) into pre-tax net periodic postretirement health care costs during 2016:

•	an estimated $9 million of net loss from experience differences, and
•	an estimated $7 million of prior service credit.

We used the following weighted-average assumptions to determine our net periodic postretirement health care cost:

	U.S. Plans			Non-U.S. Plans
	For the Years Ended December 31,			For the Years Ended December 31,
	2015	2014	2013	2015	2014	2013

Discount rate	4.20%	5.10%	4.20%	4.52%	5.17%	4.39%
Health care cost trend rate	6.50%	7.00%	7.50%	5.18%	5.11%	6.47%

Future Benefit Payments:

Our estimated future benefit payments for our postretirement health care plans at December 31, 2015 were (in millions):

Year ending:	2016	2017	2018	2019	2020	2021-2025

U.S. Plans	$8	$9	$10	$12	$13	$85
Non-U.S. Plans	$5	$5	$5	$6	$6	$33

Other Costs:

We made contributions to multiemployer medical plans totaling $20 million in 2015, $18 million in 2014 and $18 million in 2013. These plans provide medical benefits to active employees and retirees under certain collective bargaining agreements.

Postemployment Benefit Plans

Obligations:

Our postemployment plans are primarily not funded. The changes in and the amount of the accrued benefit obligation at December 31, 2015 and 2014 were:

	2015	2014
	(in millions)

Accrued benefit obligation at January 1	$94	$103
Service cost	7	9
Interest cost	5	6
Benefits paid	(7)	(17)
Assumption changes	(3)	2
Actuarial losses	(1)	(9)

Accrued benefit obligation at December 31	$95	$94

The accrued benefit obligation was determined using a weighted-average discount rate of 6.2% in 2015 and 5.6% in 2014, an assumed weighted-average ultimate annual turnover rate of 0.3% in 2015 and 2014, assumed compensation cost increases of 4.0% in 2015 and 2014 and assumed benefits as defined in the respective plans.

Postemployment costs arising from actions that offer employees benefits in excess of those specified in the respective plans are charged to expense when incurred.

Components of Net Periodic Postemployment Costs:

Net periodic postemployment costs consisted of the following:

	For the Years Ended December 31,
	2015	2014	2013
		(in millions)

Service cost	$7	$9	$8
Interest cost	5	6	5
Amortization of net gains	–	–	(1)
Other	–	–	(1)

Net periodic postemployment costs	$12	$15	$11

As of December 31, 2015, the estimated net gain for the postemployment benefit plans that we expected to amortize from accumulated other comprehensive earnings / (losses) into net periodic postemployment costs during 2016 was insignificant.

Note 11. Stock Plans

On May 21, 2014, our shareholders approved the Amended and Restated 2005 Performance Incentive Plan (the “2005 Plan”). Under the amended plan, we make grants to non-employee directors under the 2005 Plan, and we no longer make any grants under the Amended and Restated 2006 Stock Compensation Plan for Non-Employee Directors (the “2006 Directors Plan”). We also increased the number of shares available for issuance under the 2005 Plan by 75.7 million, which includes the shares remaining available for issuance under the 2006 Directors Plan as of March 14, 2014. Under the 2005 Plan, we are authorized to issue a maximum of 243.7 million shares of our Common Stock. We may not make any grants under the 2005 Plan after May 21, 2024. As of December 31, 2015, there were 81.8 million shares available to be granted under the 2005 Plan.

In connection with the Spin-Off and divestiture of Kraft Foods Group, under the provisions of our existing plans, employee stock option and restricted stock and deferred stock unit grants were adjusted to preserve the fair value of the awards immediately before and after the Spin-Off. As such, we did not record any incremental compensation expense related to the conversion of the awards. In connection with the stock awards held by our respective employees at the time of the Spin-Off, we collected a $55 million cash net settlement for the awards from Kraft Foods Group in March 2013.

Stock Options:

Stock options (including stock appreciation rights) are granted at an exercise price equal to the market value of the underlying stock on the grant date, generally become exercisable in three annual installments beginning on the first anniversary of the grant date and have a maximum term of ten years.

We account for our employee stock options under the fair value method of accounting using a Black-Scholes methodology to measure stock option expense at the date of grant. The fair value of the stock options at the date of grant is amortized to expense over the vesting period. We recorded compensation expense related to stock options held by our employees of $50 million in 2015, $47 million in 2014 and $39 million in 2013 in our results from continuing operations. The deferred tax benefit recorded related to this compensation expense was $13 million in 2015, $12 million in 2014 and $11 million in 2013. The unamortized compensation expense related to our employee stock options was $62 million at December 31, 2015 and is expected to be recognized over a weighted-average period of 1 year.

Our weighted-average Black-Scholes fair value assumptions were:

	Risk-Free Interest Rate	Expected Life	Expected Volatility	Expected Dividend Yield	Fair Value at Grant Date

2015	1.70%	6 years	18.51%	1.61%	$6.12
2014	1.87%	6 years	21.48%	1.64%	$6.60
2013	1.15%	6 years	20.36%	1.94%	$4.31

The risk-free interest rate represents the constant maturity U.S. government treasuries rate with a remaining term equal to the expected life of the options. The expected life is the period over which our employees are expected to hold their options. Volatility reflects historical movements in our stock price for a period commensurate with the expected life of the options. The dividend yield reflects the dividend yield in place at the time of the historical grants.

Stock option activity is reflected below:

		Weighted-
		Average	Average
	Shares Subject	Exercise or Grant Price	Remaining Contractual	Aggregate Intrinsic
	to Option	Per Share	Term	Value

Balance at January 1, 2013	52,753,039	$20.45		$264 million

Annual grant to eligible employees	11,644,280	27.05
Additional options issued	762,512	29.69

Total options granted	12,406,792	27.21
Options exercised (1)	(7,185,616)	19.41		$79 million
Options cancelled	(2,190,776)	23.86

Balance at December 31, 2013	55,783,439	21.96		$744 million

Annual grant to eligible employees	9,919,810	34.17
Additional options issued	500,250	33.65

Total options granted	10,420,060	34.14
Options exercised (1)	(8,076,550)	20.85		$125 million
Options cancelled	(1,695,398)	27.65

Balance at December 31, 2014	56,431,551	24.19		$685 million

Annual grant to eligible employees	8,899,530	36.94
Additional options issued	901,340	35.84

Total options granted	9,800,870	36.84
Options exercised (1)	(6,444,515)	22.94		$108 million
Options cancelled	(2,753,798)	32.35

Balance at December 31, 2015	57,034,108	26.12	6 years	$229 million

Exercisable at December 31, 2015	38,658,921	22.33	5 years	$870 million

(1)	Cash received from options exercised was $148 million in 2015, $168 million in 2014 and $139 million in 2013. The actual tax benefit realized for the tax deductions from the option exercises totaled $58 million in 2015, $29 million in 2014 and $14 million in 2013.

Restricted Stock, Deferred Stock Units and Performance Share Units:

We may grant shares of restricted stock or deferred stock units to eligible employees, giving them, in most instances, all of the rights of shareholders, except that they may not sell, assign, pledge or otherwise encumber the shares and our deferred stock units do not have voting rights until vested. Shares of restricted stock and deferred stock units are subject to forfeiture if certain employment conditions are not met. Restricted stock and deferred stock units generally vest on the third anniversary of the grant date. Beginning in 2016, we will only grant deferred stock units and no longer grant restricted stock.

Performance share units granted under our 2005 Plan vest based on varying performance, market and service conditions. The unvested performance share units have no voting rights and do not pay dividends. Dividend equivalents accumulated over the vesting period are paid only after the performance share units vest.

The fair value of the restricted stock, deferred stock units and performance share units at the date of grant is amortized to earnings over the restriction period. We recorded compensation expense related to restricted stock, deferred stock units and performance share units of $86 million in 2015, $94 million in 2014 and $94 million in 2013 in our results from continuing operations. The deferred tax benefit recorded related to this compensation expense was $24 million in 2015, $26 million in 2014 and $28 million in 2013. The unamortized compensation expense related to our restricted stock, deferred stock units and performance share units was $138 million at December 31, 2015 and is expected to be recognized over a weighted-average period of 2 years.

Our restricted stock, deferred stock unit and performance share unit activity is reflected below:

			Weighted-Average	Weighted-Average
	Number		Fair Value	Aggregate
	of Shares	Grant Date	Per Share	Fair Value

Balance at January 1, 2013	12,815,911		$21.55

Annual grant to eligible employees:		Feb. 20, 2013
Performance share units	1,542,600		26.24
Restricted stock	949,030		27.05
Deferred stock units	1,386,750		27.05
Additional shares granted (1)	1,353,057	Various	22.47

Total shares granted	5,231,437		25.63	$134 million
Vested	(5,350,073)		18.82	$101 million
Forfeited	(1,048,688)		23.23

Balance at December 31, 2013	11,648,587		24.48

Annual grant to eligible employees:		Feb. 19, 2014
Performance share units	1,143,620		34.97
Restricted stock	750,410		34.17
Deferred stock units	1,240,820		34.17
Additional shares granted (1)	935,463	Various	33.15

Total shares granted	4,070,313		34.16	$139 million
Vested	(4,380,452)		22.98	$101 million
Forfeited	(755,808)		28.14

Balance at December 31, 2014	10,582,640		28.56

Annual grant to eligible employees:		Feb. 18, 2015
Performance share units	1,598,290		36.94
Restricted stock	386,910		36.94
Deferred stock units	866,640		36.94
Additional shares granted (1)	1,087,322	Various	39.35

Total shares granted	3,939,162		37.61	$148 million
Vested	(3,905,745)		37.83	$148 million
Forfeited	(1,197,841)		32.51

Balance at December 31, 2015	9,418,216		28.00

(1)	Includes performance share units, restricted stock and deferred stock units.

Note 12. Capital Stock

Our amended and restated articles of incorporation authorize 5.0 billion shares of Class A common stock (“Common Stock”) and 500 million shares of preferred stock. There were no preferred shares issued and outstanding at December 31, 2015, 2014 and 2013. Shares of Common Stock issued, in treasury and outstanding were:

			Shares
	Shares Issued	Treasury Shares	Outstanding

Balance at January 1, 2013	1,996,537,778	(218,541,936)	1,777,995,842
Shares repurchased	–	(82,799,448)	(82,799,448)
Exercise of stock options and issuance of other stock awards	–	10,200,200	10,200,200

Balance at December 31, 2013	1,996,537,778	(291,141,184)	1,705,396,594

Shares repurchased	–	(51,931,864)	(51,931,864)
Exercise of stock options and issuance of other stock awards	–	10,176,269	10,176,269

Balance at December 31, 2014	1,996,537,778	(332,896,779)	1,663,640,999

Shares repurchased	–	(91,875,878)	(91,875,878)
Exercise of stock options and issuance of other stock awards	–	8,268,033	8,268,033

Balance at December 31, 2015	1,996,537,778	(416,504,624)	1,580,033,154

Stock plan awards to employees and non-employee directors are issued from treasury shares. At December 31, 2015, 146 million shares of Common Stock held in treasury were reserved for stock options and other stock awards.

Share Repurchase Program:

During 2013, our Board of Directors authorized the repurchase of $7.7 billion of our Common Stock through December 31, 2016. On July 29, 2015, our Finance Committee, with authorization delegated from our Board of Directors, approved an increase of $6.0 billion in the share repurchase program, raising the authorization to $13.7 billion of Common Stock repurchases, and extended the program through December 31, 2018. Repurchases under the program are determined by management and are wholly discretionary. During 2015, we repurchased 91.9 million shares of Common Stock at an average cost of $39.43 per share, or an aggregate cost of $3.6 billion, all of which was paid during 2015. All share repurchases were funded through available cash and commercial paper issuances. During 2014, we repurchased 51.9 million shares of Common Stock at an average cost of $36.43 per share, or an aggregate cost of $1.9 billion. As of December 31, 2015, we have $5.4 billion in remaining share repurchase capacity.

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

As we previously disclosed, on February 1, 2011, we received a subpoena from the SEC in connection with an investigation under the FCPA, primarily related to a facility in India that we acquired in the Cadbury acquisition. The subpoena primarily requests information regarding dealings with Indian governmental agencies and officials to obtain approvals related to the operation of that facility. We are continuing to cooperate with the U.S. and Indian governments in their investigations of these matters, including through ongoing meetings with the U.S. government to discuss potential conclusion of the U.S. government investigation. On February 11, 2016, we received a “Wells” notice from the SEC indicating that the staff has made a preliminary determination to recommend that the SEC file an enforcement action against us for violations of the books and records and internal controls provisions of the Exchange Act in connection with the investigation. We intend to make a submission to the staff of the SEC in response to the notice.

In February 2013 and March 2014, Cadbury India Limited (now known as Mondelez India Foods Private Limited), a subsidiary of Mondelēz International, and other parties received show cause notices from the Indian Central Excise Authority (the “Excise Authority”) calling upon the parties to demonstrate why the Excise Authority should not collect a total of 3.7 billion Indian rupees (approximately $57 million U.S. dollars as of December 31, 2015) of unpaid excise tax and an equivalent amount of penalties, as well as interest, related to production at the same Indian facility. We contested these demands for unpaid excise taxes, penalties and interest. On March 27, 2015, after several hearings, the Commissioner of the Excise Authority issued an order denying the excise exemption that we claimed for the Indian facility and confirming the Excise Authority’s demands for total taxes and penalties in the amount of 5.8 billion Indian rupees (approximately $88 million U.S. dollars as of December 31, 2015). We have appealed this order. In addition, the Excise Authority issued additional show cause notices on February 6, 2015 and December 8, 2015 on the same issue but covering the periods January to October 2014 and November 2014 to September 2015, respectively. These notices added a total of 2.4 billion Indian rupees (approximately $36 million U.S. dollars as of December 31, 2015) of unpaid excise taxes as well as penalties to be determined up to an amount equivalent to that claimed by the Excise Authority and interest. We believe that the decision to claim the excise tax benefit is valid and we are continuing to contest the show cause notices through the administrative and judicial process.

In April 2013, the staff of the U.S. Commodity Futures Trading Commission (“CFTC”) advised us and Kraft Foods Group that it was investigating activities related to the trading of December 2011 wheat futures contracts that occurred prior to the Spin-Off of Kraft Foods Group. We cooperated with the staff in its investigation. On April 1, 2015, the CFTC filed a complaint against Kraft Foods Group and Mondelēz Global LLC (“Mondelēz Global”) in the U.S. District Court for the Northern District of Illinois, Eastern Division (the “CFTC action”). The complaint alleges that Kraft Foods Group and Mondelēz Global (1) manipulated or attempted to manipulate the wheat markets during the fall of 2011; (2) violated position limit levels for wheat futures and (3) engaged in non-competitive trades by trading both sides of exchange-for-physical Chicago Board of Trade wheat contracts. The CFTC seeks civil monetary penalties of either triple the monetary gain for each violation of the Commodity Exchange Act (the “Act”) or $1 million for each violation of Section 6(c)(1), 6(c)(3) or 9(a)(2) of the Act and $140,000 for each additional violation of the Act, plus post-judgment interest; an order of permanent injunction prohibiting Kraft Foods Group and Mondelēz Global from violating specified provisions of the Act; disgorgement of profits; and costs and fees. In December 2015, the court denied Mondelēz Global and Kraft Foods Group’s motion to dismiss the CFTC’s claims of market manipulation and attempted manipulation, and the parties are now in discovery. Additionally, several class action complaints were filed against Kraft Foods Group and Mondelēz Global in the U.S. District Court for the Northern District of Illinois by investors in wheat futures and options on behalf of themselves and others similarly situated. The complaints make similar allegations as those made in the CFTC action and seek class action certification; an unspecified amount for damages, interest and unjust enrichment; costs and fees; and injunctive, declaratory, and other unspecified relief. In June 2015, these suits were consolidated in the Northern District of Illinois. It is not possible to predict the outcome of these matters; however, based on our Separation and Distribution Agreement with Kraft Foods Group dated as of September 27, 2012, we expect to predominantly bear any monetary penalties or other payments in connection with the CFTC action.

While we cannot predict with certainty the results of any Legal Matters in which we are currently involved, we do not expect that the ultimate costs to resolve any of these Legal Matters, individually or in the aggregate, will have a material effect on our financial results.

Third-Party Guarantees:

We enter into third-party guarantees primarily to cover the long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At December 31, 2015, we had no material third-party guarantees recorded on our consolidated balance sheet.

As part of our 2010 Cadbury acquisition, we became the responsible party for tax matters under the Cadbury Schweppes Plc and Dr Pepper Snapple Group, Inc. (“DPSG”) Tax Sharing and Indemnification Agreement dated May 1, 2008 (“Tax Indemnity”) for certain 2007 and 2008 transactions relating to the demerger of Cadbury’s Americas Beverage business. A U.S. federal tax audit of Cadbury for the 2006-2008 tax years was concluded with the IRS in August 2013. As a result, we recorded a favorable impact of $336 million in selling, general and administrative expenses and $49 million in interest and other expense, net for a total pre-tax impact of $385 million ($363 million net of tax) in the three months ended September 30, 2013 due to the reversal of the accrued liability in excess of the amount we paid to DPSG under the Tax Indemnity in the third quarter of 2013.

Leases:

Rental expenses recorded in continuing operations were $331 million in 2015, $399 million in 2014 and $386 million in 2013. As of December 31, 2015, minimum rental commitments under non-cancelable operating leases in effect at year-end were (in millions):

2016	2017	2018	2019	2020	Thereafter	Total

$311	$202	$145	$111	$98	$127	$994

Note 14. Reclassifications from Accumulated Other Comprehensive Income

The components of accumulated other comprehensive earnings / (losses) attributable to Mondelēz International were:

	Mondelēz International Shareholders’ Equity
	Currency		Derivatives
	Translation	Pension and	Accounted for
	Adjustments	Other Benefits	as Hedges	Total
	(in millions)

Balances at January 1, 2013	$(399)	$(2,229)	$(38)	$(2,666)

Other comprehensive earnings / (losses), before reclassifications:
Currency translation adjustment	(952)	(29)	–	(981)
Pension and other benefits	–	713	–	713
Derivatives accounted for as hedges	(99)	–	169	70
Losses / (gains) reclassified into net earnings	–	197	72	269
Tax (expense) / benefit	36	(244)	(86)	(294)

Total other comprehensive earnings / (losses)				(223)

Balances at December 31, 2013	$(1,414)	$(1,592)	$117	$(2,889)

Other comprehensive earnings / (losses), before reclassifications:
Currency translation adjustment (1)	(3,995)	146	–	(3,849)
Pension and other benefits	–	(1,388)	–	(1,388)
Derivatives accounted for as hedges	595	–	(166)	429
Losses / (gains) reclassified into net earnings	–	174	(45)	129
Tax (expense) / benefit	(228)	386	92	250

Total other comprehensive earnings / (losses)				(4,429)

Balances at December 31, 2014	$(5,042)	$(2,274)	$(2)	$(7,318)

Other comprehensive earnings / (losses), before reclassifications:
Currency translation adjustment (1)(2)	(3,382)	146	–	(3,236)
Pension and other benefits	–	(60)	–	(60)
Derivatives accounted for as hedges	503	–	(74)	429
Losses / (gains) reclassified into net earnings	–	318	21	339
Reclassification to earnings related to Venezuelan deconsolidation	99	2	–	101
Tax (expense) / benefit	(184)	(66)	9	(241)

Total other comprehensive earnings / (losses)				(2,668)

Balances at December 31, 2015	$(8,006)	$(1,934)	$(46)	$(9,986)

(1)	The consolidated statement of other comprehensive earnings includes currency translation adjustment attributable to noncontrolling interests of $(26) million for the year ended December 31, 2015 and $(33) million for the year ended December 31, 2014.
(2)	The 2015 translation adjustment of $(2,759) million on the consolidated statement of other comprehensive earnings includes translation adjustments related to pensions of $146 million, derivatives of $503 million, noncontrolling interests of $(26) million and currency impacts of $(3,382) million related to translating our international operations.

Amounts reclassified from accumulated other comprehensive earnings / (losses) and their locations in the consolidated financial statements were as follows:

				Location of
				Gain / (Loss)
	For the Years Ended December 31,			Recognized
	2015	2014	2013	in Net Earnings
	(in millions)
Pension and other benefits:
Reclassification of losses / (gains) into net earnings:
Amortization of experience losses and prior service costs (1)	$207	$132	$193
Settlement losses (1)(2)	111	42	4
Venezuela deconsolidation	2	–	–	Loss on deconsolidation of Venezuela
Tax impact	(69)	(56)	(50)	Provision for income taxes
Derivatives accounted for as hedges:
Reclassification of losses / (gains) into net earnings:
Currency exchange contracts - forecasted transactions	(90)	(27)	28	Cost of sales
Commodity contracts	64	(21)	38	Cost of sales
Interest rate contracts	47	3	6	Interest and other expense, net
Tax impact	(21)	6	(19)	Provision for income taxes
Currency translation:
Reclassification to earnings related to Venezuela deconsolidation	99	–	–	Loss on deconsolidation of Venezuela

Total reclassifications into net earnings, net of tax	$350	$79	$200

(1)	These items are included in the components of net periodic benefit costs disclosed in Note 10, Benefit Plans.
(2)	Settlement losses include the transfer of coffee business-related pension obligations in the amount of $90 million in 2015. See Note 2, Divestitures and Acquisitions – Coffee Business Transactions, for additional information.

Note 15. Income Taxes

Earnings / (losses) from continuing operations before income taxes and the provision for income taxes consisted of the following:

	For the Years Ended December 31,
	2015	2014	2013
	(in millions)
Earnings / (losses) from continuing operations before income taxes:
United States	$43	$(135)	$(799)
Outside United States	7,841	2,689	3,191

Total	$7,884	$2,554	$2,392

Provision for income taxes:
United States federal:
Current	$(90)	$(125)	$(489)
Deferred	136	28	103

	46	(97)	(386)
State and local:
Current	6	20	(35)
Deferred	(3)	11	22

	3	31	(13)

Total United States	49	(66)	(399)

Outside United States:
Current	707	644	648
Deferred	(163)	(225)	(189)

Total outside United States	544	419	459

Total provision for income taxes	$593	$353	$60

See Note 2, Divestitures and Acquisitions, for information on taxes presented as part of the Kraft Foods Group discontinued operation and related to the resolution of the Starbucks arbitration.

We recorded out-of-period adjustments of $14 million net expense in 2015 and $31 million net expense in 2014 that had an immaterial impact on the annual provision for income taxes. In addition, during the fourth quarter of 2014, we recorded a tax benefit of $43 million associated with the lapse of a statute of limitations that related to the third quarter of 2014. The out-of-period adjustments were not material to the consolidated financial statements for any prior period.

The effective income tax rate on pre-tax earnings differed from the U.S. federal statutory rate for the following reasons:

	For the Years Ended December 31,
	2015	2014	2013

U.S. federal statutory rate	35.0%	35.0%	35.0%
Increase / (decrease) resulting from:
State and local income taxes, net of federal tax benefit excluding IRS audit impacts	(0.1)%	0.3%	(0.5)%
Foreign rate differences	(2.5)%	(14.5)%	(16.3)%
Reversal of other tax accruals no longer required	(1.4)%	(10.5)%	(9.6)%
Indemnification resolution	–	–	(4.7)%
Tax legislation	(0.5)%	–	(2.2)%
Gains on coffee business transactions and divestitures	(26.9)%	–	(2.1)%
Loss on deconsolidation of Venezuela	3.5%	–	–
Remeasurement of net monetary assets in Venezuela	–	1.7%	1.0%
Non-deductible expenses	0.3%	1.5%	1.1%
Other	0.1%	0.3%	0.8%

Effective tax rate	7.5%	13.8%	2.5%

Our 2015 effective tax rate of 7.5% was favorably impacted by the one-time third quarter sale of our coffee business that resulted in a pre-tax gain of $6,809 million and $184 million of related tax expense, as well as $27 million of tax costs incurred to remit proceeds up from lower-tier foreign subsidiaries to allow cash to be redeployed within our retained foreign operations. The benefit of the third quarter transaction was partially offset by the tax costs associated with the sale of our interest in AGF in the first half of the year and the impact of deconsolidating our Venezuelan operations on December 31, 2015. Excluding the impacts of these transactions, our effective tax rate would have been 17.8%, reflecting favorable impacts from the mix of pre-tax income in various non-U.S. tax jurisdictions and net tax benefits from $119 million of discrete one-time events. The remaining discrete one-time events primarily related to favorable tax audit settlements and expirations of statutes of limitations in several jurisdictions and the net reduction of U.K. deferred tax liabilities resulting from tax legislation enacted during 2015 that reduced the U.K. corporate income tax rate.

Our 2014 effective tax rate of 13.8% was favorably impacted by the mix of pre-tax income in various non-U.S. tax jurisdictions and net tax benefits from $206 million of discrete one-time events. The discrete net tax benefits primarily related to favorable tax audit settlements and expirations of statues of limitations in several jurisdictions.

Our 2013 effective tax rate of 2.5% was favorably impacted by the mix of pre-tax income in various non-U.S. tax jurisdictions, net tax benefits from discrete one-time events and the non-taxable portion of the Cadbury acquisition related indemnification resolution, partially offset by an unfavorable tax law change. The $299 million of discrete one-time events primarily related to favorable tax audit settlements and expirations of statutes of limitations in several jurisdictions and the net reduction of U.K. deferred tax liabilities resulting from tax legislation enacted during 2013 that reduced the U.K. corporate income tax rate.

The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities consisted of the following:

	As of December 31,
	2015	2014
	(in millions)

Deferred income tax assets:
Accrued postretirement and postemployment benefits	$230	$227
Accrued pension costs	414	588
Other employee benefits	265	272
Accrued expenses	343	410
Loss carryforwards	636	656
Other	352	431

Total deferred income tax assets	2,240	2,584

Valuation allowance	(303)	(345)

Net deferred income tax assets	$1,937	$2,239

Deferred income tax liabilities:
Intangible assets	$(5,365)	$(5,843)
Property, plant and equipment	(636)	(784)
Other	(409)	(439)

Total deferred income tax liabilities	(6,410)	(7,066)

Net deferred income tax liabilities	$(4,473)	$(4,827)

At December 31, 2015, the company has pre-tax loss carryforwards of $3,393 million, of which $1,160 million will expire at various dates between 2016 and 2029 and the remaining $2,233 million can be carried forward indefinitely.

Our significant valuation allowances reside in Mexico and Ireland.

At December 31, 2015, neither applicable U.S. federal income taxes nor foreign withholding taxes have been provided on approximately $19.2 billion of accumulated earnings of non-U.S. subsidiaries that are expected to be indefinitely reinvested. It is impractical for us to determine the amount of unrecognized deferred tax liabilities on these indefinitely reinvested earnings. Future tax law changes or changes in the needs of our non-U.S. subsidiaries could require us to recognize deferred tax liabilities on a portion, or all, of our accumulated earnings that were previously expected to be indefinitely reinvested.

The changes in our unrecognized tax benefits were:

	For the Years Ended December 31,
	2015	2014	2013
		(in millions)

January 1	$852	$1,189	$1,164
Increases from positions taken during prior periods	34	143	94
Decreases from positions taken during prior periods	(74)	(247)	(132)
Increases from positions taken during the current period	84	147	131
Decreases relating to settlements with taxing authorities	(13)	(203)	(7)
Reductions resulting from the lapse of the applicable statute of limitations	(41)	(64)	(55)
Currency / other	(86)	(113)	(6)

December 31	$756	$852	$1,189

As of January 1, 2015, our unrecognized tax benefits were $852 million. If we had recognized all of these benefits, the net impact on our income tax provision would have been $744 million. Our unrecognized tax benefits were $756 million at December 31, 2015, and if we had recognized all of these benefits, the net impact on our income tax provision would have been $652 million. Within the next 12 months, our unrecognized tax benefits could increase by approximately $80 million due to unfavorable audit developments or decrease by approximately $260 million due to audit settlements and the expiration of statutes of limitations in various jurisdictions. We include accrued interest and penalties related to uncertain tax positions in our tax provision. We had accrued interest and penalties of $184 million as of January 1, 2015 and $185 million as of December 31, 2015. Our 2015 provision for income taxes included $32 million for interest and penalties.

Our income tax filings are regularly examined by federal, state and non-U.S. tax authorities. Our 2010-2012 U.S. federal income tax filings are currently under examination by the IRS. U.S. state and non-U.S. jurisdictions have statutes of limitations generally ranging from three to five years; however, these statutes are often extended by mutual agreement with the tax authorities. Years still open to examination by non-U.S. tax authorities in major jurisdictions include (earliest open tax year in parentheses): Brazil (2010), France (2010), Germany (2005), India (2005), Italy (2010) and the United Kingdom (2013).

Note 16. Earnings Per Share

Basic and diluted earnings per share (“EPS”) from continuing and discontinued operations were calculated using the following:

	For the Years Ended December 31,
	2015	2014	2013
	(in millions, except per share data)

Earnings from continuing operations (1)	$7,291	$2,201	$2,332
Earnings from discontinued operations, net of income taxes	–	–	1,603

Net earnings	7,291	2,201	3,935
Noncontrolling interest	24	17	20

Net earnings attributable to Mondelēz International	$7,267	$2,184	$3,915

Weighted-average shares for basic EPS	1,618	1,691	1,774
Plus incremental shares from assumed conversions of stock options and long-term incentive plan shares	19	18	15

Weighted-average shares for diluted EPS	1,637	1,709	1,789

Basic earnings per share attributable to Mondelēz International:
Continuing operations	$4.49	$1.29	$1.30
Discontinued operations	–	–	0.91

Net earnings attributable to Mondelēz International	$4.49	$1.29	$2.21

Diluted earnings per share attributable to Mondelēz International:
Continuing operations	$4.44	$1.28	$1.29
Discontinued operations	–	–	0.90

Net earnings attributable to Mondelēz International	$4.44	$1.28	$2.19

(1)	Earnings from continuing operations for the year ended December 31, 2015 includes a pre-tax charge of $778 million related to the deconsolidation of our Venezuelan operations. See Note 1, Summary of Significant Accounting Policies – Currency Translation and Highly Inflationary Accounting: Venezuela, for additional information.

We exclude antidilutive Mondelēz International stock options from our calculation of weighted-average shares for diluted EPS. We excluded 5.1 million antidilutive stock options for the year ended December 31, 2015, 8.6 million antidilutive stock options for the year ended December 31, 2014 and 7.0 million antidilutive stock options for the year ended December 31, 2013.

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

Historically, we have recorded income from equity method investments within our operating income as these investments operated as extensions of our base business. Beginning in the third quarter of 2015, to align with the accounting for our new coffee equity method investment in JDE, we began to record the earnings from our equity method investments in after-tax equity method investment earnings outside of segment operating income. For the six months ended December 31, 2015, after-tax equity method investment net earnings were less than $1 million on a combined basis. Earnings from equity method investments through July 2, 2015 recorded within segment operating income were $49 million in Asia Pacific, $3 million in EEMEA and $4 million in North America. For the year ended December 31, 2014 these earnings were $98 million in Asia Pacific, $6 million in EEMEA and $9 million in North America. For the year ended December 31, 2013 these earnings were $99 million in Asia Pacific, $7 million in EEMEA and $1 million in North America. See Note 1, Summary of Significant Accounting Policies – Principles of Consolidation, for additional information.

Also in 2015, we began to report stock-based compensation for our corporate employees, which was previously reported within our North America region, within general corporate expenses. We reclassified $32 million of corporate stock-based compensation expense out of the North America segment in 2015.

We use segment operating income to evaluate segment performance and allocate resources. We believe it is appropriate to disclose this measure to help investors analyze segment performance and trends. Segment operating income excludes unrealized gains and losses on hedging activities (which are a component of cost of sales), general corporate expenses (which are a component of selling, general and administrative expenses), amortization of intangibles, the benefit from the Cadbury acquisition-related indemnification resolution (which is a component of selling, general and administrative expenses), gains and losses on divestitures or acquisitions, gain on the coffee business transactions, loss on deconsolidation of Venezuela and acquisition-related costs (which are a component of selling, general and administrative expenses) in all periods presented. We exclude these items from segment operating income in order to provide better transparency of our segment operating results. Furthermore, we centrally manage interest and other expense, net. Accordingly, we do not present these items by segment because they are excluded from the segment profitability measure that management reviews.

Our segment net revenues and earnings were:

	For the Years Ended December 31,
	2015	2014	2013
	(in millions)

Net revenues:
Latin America (1)	$4,988	$5,153	$5,382
Asia Pacific (1)	4,360	4,605	4,952
EEMEA (1)	2,786	3,638	3,915
Europe (1)	10,528	13,912	14,059
North America	6,974	6,936	6,991

Net revenues	$29,636	$34,244	$35,299

(1)	On July 2, 2015, we contributed our global coffee businesses primarily from our Europe, EEMEA and Asia Pacific segments. The impact of deconsolidating our coffee businesses on July 2, 2015 was $1,699 million in Europe, $413 million in EEMEA, $32 million in Asia Pacific and $5 million in Latin America on a year-over-year basis. Refer to Note 2, Divestitures and Acquisitions – Coffee Business Transactions, for more information.

	For the Years Ended December 31,
	2015	2014	2013
		(in millions)

Earnings from continuing operations before income taxes:
Operating income:
Latin America	$485	$475	$570
Asia Pacific	268	385	512
EEMEA	194	327	379
Europe	1,277	1,770	1,699
North America	1,105	922	889
Unrealized gains / (losses) on hedging activities	96	(112)	62
General corporate expenses	(383)	(317)	(287)
Amortization of intangibles	(181)	(206)	(217)
Benefit from indemnification resolution	–	–	336
Gains on coffee business transactions and divestitures	6,822	–	30
Loss on deconsolidation of Venezuela	(778)	–	–
Acquisition-related costs	(8)	(2)	(2)

Operating income	8,897	3,242	3,971
Interest and other expense, net	(1,013)	(688)	(1,579)

Earnings from continuing operations before income taxes	$7,884	$2,554	$2,392

No single customer accounted for 10% or more of our net revenues from continuing operations in 2015. Our five largest customers accounted for 17.0% and our ten largest customers accounted for 24.0% of net revenues from continuing operations in 2015.

Items impacting our segment operating results are discussed in Note 1, Summary of Significant Accounting Policies, including the Venezuela deconsolidation and currency devaluations, Note 2, Divestitures and Acquisitions, Note 5, Goodwill and Intangible Assets, Note 6, Restructuring Programs and Note 7, Integration Program and Cost Saving Initiatives. Also see Note 8, Debt and Borrowing Arrangements, and Note 9, Financial Instruments, for more information on our interest and other expense, net for each period.

Total assets, depreciation expense and capital expenditures by segment were:

	As of December 31,
	2015	2014	2013
		(in millions)

Total assets (1):
Latin America (2)	$4,673	$6,470	$6,860
Asia Pacific (3)	7,936	8,068	8,487
EEMEA (3)	3,867	5,153	6,951
Europe (3)	19,683	24,568	27,599
North America	21,175	21,287	21,705
Equity method investments	5,387	662	659
Unallocated assets (4)	122	563	203

Total assets	$62,843	$66,771	$72,464

(1)	Beginning in the third quarter of 2015, earnings from equity method investees were reported outside of segment operating income, as discussed above in this Note and Note 1, Summary of Significant Accounting Policies – Principles of Consolidation, and outside of segment assets. We reclassified equity method investments above as of December 31, 2014 and 2013 on a basis consistent with the 2015 presentation.
(2)	The change in total assets as of December 31, 2015 reflects a decrease of $1.1 billion related to the loss on deconsolidation of Venezuela. See Note 1, Summary of Significant Accounting Policies – Currency Translation and Highly Inflationary Accounting: Venezuela, for more information.
(3)	On July 2, 2015, we deconsolidated our global coffee businesses, primarily from our Europe, EEMEA and Asia Pacific segments. See Note 2, Divestitures and Acquisitions – Coffee Business Transactions, for more information.

(4)	Unallocated assets consist primarily of cash and cash equivalents, deferred income taxes, centrally held property, plant and equipment, prepaid pension assets and derivative financial instrument balances. We had debt issuance costs related to recognized debt liabilities of $46 million as of December 31, 2015, $44 million as of December 31, 2014 and $51 million as of December 31, 2013, which have been reclassified from long-term other assets to a deduction from the related debt obligations on the consolidated balance sheets.

	For the Years Ended December 31,
	2015	2014	2013
	(in millions)

Depreciation expense:
Latin America	$94	$118	$107
Asia Pacific	114	112	107
EEMEA	66	90	88
Europe	274	359	359
North America	165	174	199

Total depreciation expense	$713	$853	$860

	For the Years Ended December 31,
	2015	2014	2013
	(in millions)

Capital Expenditures:
Latin America	$354	$460	$412
Asia Pacific	311	356	268
EEMEA	197	219	254
Europe	390	429	478
North America	262	178	210

Total capital expenditures	$1,514	$1,642	$1,622

Geographic data for net revenues and long-lived assets, excluding deferred tax, goodwill, intangible assets and equity method investments were:

	For the Years Ended December 31,
	2015	2014	2013
		(in millions)

Net revenues:
United States	$6,302	$6,143	$5,965
Other	23,334	28,101	29,334

Total net revenues	$29,636	$34,244	$35,299

	As of December 31,
	2015	2014	2013
		(in millions)

Long-lived assets (1):
United States	$1,551	$1,564	$1,607
Other	7,238	8,801	9,201

Total long-lived assets	$8,789	$10,365	$10,808

(1)	Long-lived assets no longer includes debt issuance costs related to recognized debt liabilities of $46 million as of December 31, 2015, $44 million as of December 31, 2014 and $51 million as of December 31, 2013, which have been reclassified from long-term other assets to a deduction from the related debt obligations on the consolidated balance sheets.

No individual country within Other exceeded 10% of our net revenues or long-lived assets for all periods presented.

Net revenues by product category were:

	For the Year Ended December 31, 2015
	Latin	Asia			North
	America	Pacific	EEMEA	Europe	America	Total
	(in millions)

Biscuits	$1,605	$1,264	$535	$2,420	$5,569	$11,393
Chocolate	840	1,444	896	4,638	256	8,074
Gum & Candy	1,091	717	544	757	1,149	4,258
Beverages (1)	767	401	543	1,549	–	3,260
Cheese & Grocery	685	534	268	1,164	–	2,651

Total net revenues	$4,988	$4,360	$2,786	$10,528	$6,974	$29,636

	For the Year Ended December 31, 2014 (2)
	Latin	Asia			North
	America	Pacific	EEMEA	Europe	America	Total
	(in millions)

Biscuits	$1,322	$1,177	$642	$2,882	$5,486	$11,509
Chocolate	1,054	1,555	1,082	5,394	296	9,381
Gum & Candy	1,176	776	646	908	1,154	4,660
Beverages (1)	940	465	981	3,292	–	5,678
Cheese & Grocery	661	632	287	1,436	–	3,016

Total net revenues	$5,153	$4,605	$3,638	$13,912	$6,936	$34,244

	For the Year Ended December 31, 2013 (2)
	Latin	Asia			North
	America	Pacific	EEMEA	Europe	America	Total
	(in millions)

Biscuits	$1,288	$1,311	$677	$2,940	$5,480	$11,696
Chocolate	1,143	1,632	1,181	5,385	326	9,667
Gum & Candy	1,380	849	673	968	1,185	5,055
Beverages (1)	907	470	1,113	3,340	–	5,830
Cheese & Grocery	664	690	271	1,426	–	3,051

Total net revenues	$5,382	$4,952	$3,915	$14,059	$6,991	$35,299

(1)	On July 2, 2015, we contributed our global coffee businesses primarily from our Europe, EEMEA and Asia Pacific segment beverage categories. The decrease in beverages net revenues in 2015 compared to 2014 primarily reflects the coffee business transactions and unfavorable currency on our remaining beverage business. The impact of deconsolidating our coffee businesses on July 2, 2015 was $1,699 million in Europe, $413 million in EEMEA, $32 million in Asia Pacific and $5 million in Latin America on a year-over-year basis. Refer to Note 2, Divestitures and Acquisitions – Coffee Business Transactions, for more information.
(2)	During 2014, we realigned some of our products across product categories and as such, we reclassified the product category net revenues on a basis consistent with the 2015 presentation.

Note 18. Quarterly Financial Data (Unaudited)

Our summarized operating results by quarter are detailed below.

	2015 Quarters
	First	Second	Third	Fourth
	(in millions, except per share data)

Net revenues	$7,762	$7,661	$6,849	$7,364
Gross profit	2,941	3,066	2,670	2,835
Provision for income taxes	113	100	348	32
Equity method investment net losses / (earnings) (1)	–	–	72	(72)

Net earnings / (loss) (2)	$312	$427	$7,268	$(716)
Noncontrolling interest	(12)	21	2	13

Net earnings / (loss) attributable to Mondelēz International	$324	$406	$7,266	$(729)

Weighted-average shares for basic EPS	1,648	1,625	1,609	1,589
Plus incremental shares from assumed conversions of stock options and long-term incentive plan shares	17	18	20	21

Weighted-average shares for diluted EPS	1,665	1,643	1,629	1,610

Per share data:
Basic EPS attributable to Mondelēz International:	$0.20	$0.25	$4.52	$(0.46)

Diluted EPS attributable to Mondelēz International (3):	$0.19	$0.25	$4.46	$(0.46)

Dividends declared	$0.15	$0.15	$0.17	$0.17

Market price - high	$37.88	$41.81	$48.58	$47.42
- low	$33.97	$35.93	$38.91	$41.55

	2014 Quarters
	First	Second	Third	Fourth
	(in millions, except per share data)

Net revenues	$8,641	$8,436	$8,337	$8,830
Gross profit	3,204	3,105	3,142	3,146
(Benefit) / provision for income taxes (4)	(27)	91	178	111

Net earnings (2)	$150	$642	$902	$507
Noncontrolling interest	(13)	20	3	7

Net earnings attributable to Mondelēz International	$163	$622	$899	$500

Weighted-average shares for basic EPS	1,704	1,694	1,688	1,677
Plus incremental shares from assumed conversions of stock options and long-term incentive plan shares	18	18	17	18

Weighted-average shares for diluted EPS	1,722	1,712	1,705	1,695

Per share data:
Basic EPS attributable to Mondelēz International:	$0.10	$0.37	$0.53	$0.30

Diluted EPS attributable to Mondelēz International:	$0.09	$0.36	$0.53	$0.29

Dividends declared	$0.14	$0.14	$0.15	$0.15

Market price - high	$36.05	$38.47	$39.54	$39.42
- low	$31.84	$34.03	$33.93	$31.83

(1)	Historically, we have recorded income from equity method investments within our operating income as these investments operated as extensions of our base business. Beginning in the third quarter of 2015, to align with the accounting for JDE earnings, we began to record the earnings from our equity method investments in after-tax equity method investment earnings outside of operating income. As the after-tax equity method investment net earnings for the six months ended December 31, 2015 was less than $1 million, this line item is not shown on our consolidated statement of earnings. Pre-tax earnings from equity method investments recorded within segment operating income were $56 million for the six months ended July 2, 2015. See Note 1, Summary of Significant Accounting Policies – Principles of Consolidation, for additional information.
(2)	See the following table for significant items that affected the comparability of earnings each quarter.
(3)	In the fourth quarter of 2015, we recorded a net loss, primarily due to the loss on deconsolidation of Venezuela and coffee business transaction final sales price adjustment. In accordance with U.S. GAAP, due to the net loss in the quarter, diluted EPS was equal to basic EPS.
(4)	In the fourth quarter of 2014, we recorded a tax benefit of $43 million associated with the lapse of a statute of limitations that related to the third quarter of 2014.

Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not equal the total for the year.

During 2015 and 2014, we recorded the following pre-tax (charges) / gains in earnings from continuing operations:

	2015 Quarters
	First	Second	Third	Fourth
	(in millions)

Asset impairment and exit costs	$(160)	$(231)	$(155)	$(355)
Remeasurement of net monetary assets in Venezuela	(11)	–	–	–
Loss on deconsolidation of Venezuela	–	–	–	(778)
Gains / (loss) on coffee business transactions and divestiture	–	13	7,122	(313)
Coffee business transactions currency- related net gain / (loss)	551	(144)	29	–
Loss on early extinguishment of debt and related expenses	(713)	–	–	(40)

	$(333)	$(362)	$6,996	$(1,486)

	2014 Quarters
	First	Second	Third	Fourth
	(in millions)

Asset impairment and exit costs	$(42)	$(55)	$(188)	$(407)
Remeasurement of net monetary assets in Venezuela	(142)	–	(19)	(6)
Coffee business transactions currency- related net (loss) / gain	–	(7)	420	215
Loss on early extinguishment of debt and related expenses	(494)	(1)	–	–

	$(678)	$(63)	$213	$(198)

Items impacting our operating results are discussed in Note 1, Summary of Significant Accounting Policies, including the Venezuela deconsolidation and currency devaluations, Note 2, Divestitures and Acquisitions, including the coffee business transactions, Note 5, Goodwill and Intangible Assets, Note 6, Restructuring Program, and Note 8, Debt and Borrowing Arrangements.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2015. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Remediation of Material Weakness

As of December 31, 2015, management assessed and concluded that the previously reported material weakness related to accounting for income taxes has been remediated as of December 31, 2015.

As part of the remediation plan, management implemented new policies and procedures pertaining to accounting for income taxes, including:

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

We and our Board of Directors are committed to maintaining a strong internal control environment, and we believe that these remediation efforts represent significant improvements in our controls. We monitored our processes throughout the remediation period and have concluded that they are operating effectively and are well controlled and sustainable. We will continue to focus on maintaining the system of internal controls that was developed and implemented over the last two years, and we will make enhancements when and where necessary.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015, based on the criteria in Internal Control-Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2015, as stated in their report that appears under Item 8.

February 19, 2016

Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended December 31, 2015. As outlined above, we remediated the previously reported material weakness related to our accounting for income taxes by adding controls in prior periods. We concluded our testing of those controls in the fourth quarter, supporting our remediation determination.

During the year ended December 31, 2015, we worked with outsourced partners to further simplify and standardize processes and focus on scalable, transactional processes across all regions. Specifically during the fourth quarter of 2015, we began to transition some of our transactional processing and financial reporting for a number of countries in our Asia Pacific, EEMEA and Latin America regions, as well as some of our Asia Pacific region order-to-cash transactional processing to two outsourced partners. We also transitioned some of our procurement administration functions for our North America and Latin America regions to one of our outsourced partners. We also transitioned certain financial system reconciliations for our EEMEA and Asia Pacific regions to another outsourced partner. Per our service agreements, the controls previously established around these accounting functions will be maintained by our outsourced partners and they are subject to management’s internal control testing.

There were no other changes in our internal control over financial reporting during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information required by this Item 10 is included under the heading “Executive Officers of the Registrant” in Part I, Item 1 of this Form 10-K, as well as under the headings “Election of Directors,” “Corporate Governance - Governance Guidelines,” “Corporate Governance - Codes of Conduct,” “Board Committees and Membership - Audit Committee” and “Ownership of Equity Securities - Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on May 18, 2016 (“2016 Proxy Statement”). All of this information from the 2016 Proxy Statement is incorporated by reference into this Annual Report.

The information on our web site is not, and shall not be deemed to be, a part of this Annual Report or incorporated into any other filings we make with the SEC.

Item 11.  Executive Compensation.

Information required by this Item 11 is included under the headings “Board Committees and Membership - Human Resources and Compensation Committee,” “Compensation of Non-Employee Directors,” “Compensation Discussion and Analysis,” “Executive Compensation Tables” and “Human Resources and Compensation Committee Report for the Year Ended December 31, 2015” in our 2016 Proxy Statement. All of this information is incorporated by reference into this Annual Report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The number of shares to be issued upon exercise or vesting of awards issued under, and the number of shares remaining available for future issuance under, our equity compensation plans at December 31, 2015 were:

Equity Compensation Plan Information

Number of Securities
Remaining Available for
	Number of Securities to		Future Issuance under
	be Issued Upon Exercise	Weighted Average	Equity Compensation
	of Outstanding	Exercise Price of	Plans (excluding
	Options, Warrants	Outstanding Options,	securities reflected
	and Rights (1)	Warrants and Rights	in column (a)) (2)
	(a)	(b)	(c)

Equity compensation plans approved by security holders	64,471,717	$26.12	81,775,279

(1)	Includes vesting of deferred stock units and long-term incentive plan stock.
(2)	Includes 40,433,520 options and deferred stock units and 41,341,760 shares of restricted stock available for issuance under the Amended and Restated 2005 Performance Incentive Plan.

Information related to the security ownership of certain beneficial owners and management is included in our 2016 Proxy Statement under the heading “Ownership of Equity Securities” and is incorporated by reference into this Annual Report.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item 13 is included under the headings “Corporate Governance - Director Independence” and “Corporate Governance - Review of Transactions with Related Persons” in our 2016 Proxy Statement. All of this information is incorporated by reference into this Annual Report.

Item 14.  Principal Accountant Fees and Services.

Information required by this Item 14 is included under the heading “Board Committees and Membership - Audit Committee” in our 2016 Proxy Statement. All of this information is incorporated by reference into this Annual Report.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Index to Consolidated Financial Statements and Schedules

Schedules other than those listed above have been omitted either because such schedules are not required or are not applicable.

(b)	The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

2.1	Separation and Distribution Agreement between the Registrant and Kraft Foods Group, Inc., dated as of September 27, 2012 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2012).*

2.2	Canadian Asset Transfer Agreement, by and between Mondelez Canada Inc. and Kraft Canada Inc., dated as of September 29, 2012 (incorporated by reference to Exhibit 2.3 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).*

2.3	Master Ownership and License Agreement Regarding Patents, Trade Secrets and Related Intellectual Property, among Kraft Foods Global Brands LLC, Kraft Foods Group Brands LLC, Kraft Foods UK Ltd. and Kraft Foods R&D Inc., dated as of October 1, 2012 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2012).*

2.4	Master Ownership and License Agreement Regarding Trademarks and Related Intellectual Property, by and between Kraft Foods Global Brands LLC and Kraft Foods Group Brands LLC., dated as of September 27, 2012 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2012).*

2.5	First Amendment to the Master Ownerships and License Agreement Regarding Trademarks and Related Intellectual Property, among Intercontinental Great Brands LLC and Kraft Foods Group Brands LLC, dated as of July 15, 2013 (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 30, 2015).

2.6	Second Amendment to the Master Ownership and License Agreement Regarding Trademarks and Related Intellectual Property, among Intercontinental Great Brands LLC and Kraft Foods Group Brands LLC, dated as of October 1, 2014 (incorporated by reference to Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 30, 2015).

3.1	Amended and Restated Articles of Incorporation of the Registrant, effective March 14, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2013).

3.2	Amended and Restated By-Laws of the Registrant, effective as of October 9, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 7, 2015).

4.1	The Registrant agrees to furnish to the SEC upon request copies of any instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries that does not exceed 10 percent of the total assets of the Registrant and its consolidated subsidiaries.

4.2	Indenture, by and between the Registrant and Deutsche Bank Trust Company Americas (as successor trustee to The Bank of New York and The Chase Manhattan Bank), dated as of October 17, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (Reg. No. 333-86478) filed with the SEC on April 18, 2002).

4.3	Supplemental Indenture, by and between the Registrant and Deutsche Bank Trust Company Americas, Deutsche Bank AG, London Branch and Deutsche Bank Luxembourg S.A., dated as of December 11, 2013 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 11, 2013).

4.4	Form of Indenture between Mondelēz International, Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (Reg. No. 333-194330) filed with the SEC on March 5, 2014).

10.1	$4.5 Billion 5-Year Revolving Credit Agreement, by and among the Registrant, the initial lenders named therein, JPMorgan Securities LLC, Deutsche Bank Securities Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and HSBC Securities (USA) LLC, as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Deutsche Bank AG New York Branch, as co-administrative agents, dated as of October 11, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 3, 2014).

10.2	Tax Sharing Agreement, by and between the Registrant and Altria Group, Inc., dated as of March 30, 2007 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2007).

10.3	Tax Sharing and Indemnity Agreement, by and between the Registrant and Kraft Foods Group, Inc., dated as of September 27, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2012).

10.4	Global Contribution Agreement by and among Mondelēz International Holdings, LLC, Acorn Holdings B.V., Charger Top HoldCo B.V. and Charger OpCo B.V., dated May 7, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2014).**

10.5	Amendment Agreement to Global Contribution Agreement by and among Mondelēz International Holdings LLC, Acorn Holdings B.V., Jacobs Douwe Egberts B.V. (formerly Charger Top HoldCo B.V.) and Jacobs Douwe Egberts International B.V. (formerly Charger OpCo B.V.), dated July 28, 2015 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 31, 2015).**

10.6	Shareholders’ Agreement by and among Mondelēz International Holdings, LLC, Delta Charger HoldCo B.V. and Charger Top HoldCo B.V., dated May 7, 2014 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2014).**

10.7	Amendment Agreement to Shareholders’ Agreement by and among Delta Charger HoldCo B.V., Mondelez Coffee HoldCo B.V. and Jacobs Douwe Egberts B.V. (formerly Charger Top HoldCo B.V.), dated July 28, 2015 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 31, 2015).**

10.8	Settlement Agreement, between the Registrant and Kraft Foods Group, Inc., dated June 22, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 31, 2015).

10.9	Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan, amended and restated as of May 21, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 22, 2014).+

10.10	Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Restricted Stock Agreement for Mondelēz International Common Stock (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 20, 2015).+

10.11	Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Global Deferred Stock Unit Agreement (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 20, 2015).+

10.12	Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Non-Qualified U.S. Stock Option Agreement (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 20, 2015).+

10.13	Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Non-Qualified Non-U.S. Stock Option Agreement (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 20, 2015).+

10.14	Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Global Long-Term Incentive Grant Agreement (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 20, 2015).+

10.15	Mondelēz International, Inc. Long-Term Incentive Plan, restated as of October 2, 2012 (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.16	Mondelēz Global LLC Supplemental Benefits Plan I, effective as of September 1, 2012 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.17	Mondelēz Global LLC Supplemental Benefits Plan II, effective as of September 1, 2012 (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.18	Form of Mondelēz Global LLC Amended and Restated Cash Enrollment Agreement (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.19	Form of Mondelēz Global LLC Amended and Restated Employee Grantor Trust Enrollment Agreement (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.20	Mondelēz International, Inc. Amended and Restated 2006 Stock Compensation Plan for Non-Employee Directors, amended and restated as of October 1, 2012 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.21	Mondelēz International, Inc. 2001 Compensation Plan for Non-Employee Directors, amended as of December 31, 2008 and restated as of January 1, 2013 (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.22	Mondelēz International, Inc. Change in Control Plan for Key Executives, amended as of February 4, 2015 (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 20, 2015).+

10.23	Mondelēz Global LLC Executive Deferred Compensation Plan, effective as of October 1, 2012 (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.24	Mondelēz Global LLC Executive Deferred Compensation Plan Adoption Agreement, effective as of October 1, 2012 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.25	Deferred Compensation Plan Trust Document, by and between Mondelēz Global LLC and Wilmington Trust Retirement and Institutional Services Company, dated as of September 18, 2012 (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2013).+

10.26	Offer of Employment Letter, between the Registrant and Irene B. Rosenfeld, dated June 22, 2006 (incorporated by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2006).+

10.27	Amendment to Offer of Employment Letter, between the Registrant and Irene B. Rosenfeld, amended as of December 31, 2008 (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2009).+

10.28	Offer of Employment Letter, between the Registrant and Daniel P. Myers, dated June 20, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2011).+

10.29	Offer of Employment Letter, between Mondelēz Global LLC and Brian T. Gladden, dated September 26, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 9, 2014).+

10.30	Offer of Employment Letter, between Mondelēz Global LLC and Roberto de Oliveira Marques, dated February 20, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 30, 2015).+

10.31	Retirement Agreement and General Release, between Mondelēz Global LLC and David Brearton, dated December 15, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 18, 2015).+

10.32	Form of Indemnification Agreement for Non-Employee Directors (incorporated by reference to 10.28 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2009).+

10.33	Indemnification Agreement between the Registrant and Irene B. Rosenfeld, dated January 27, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 2, 2009).+

12.1	Computation of Ratios of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following materials from Mondelēz International’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Earnings, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

*	Upon request, Mondelēz International, Inc. agrees to furnish to the U.S. Securities and Exchange Commission, on a supplemental basis, a copy of any omitted schedule or exhibit to such agreement.

**	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and have been separately filed with the SEC.

+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONDELĒZ INTERNATIONAL, INC.

By:	/s/ BRIAN T. GLADDEN
(Brian T. Gladden
Executive Vice President
and Chief Financial Officer)

Date: February 19, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ IRENE B. ROSENFELD	Director, Chairman and Chief Executive Officer	February 19, 2016
(Irene B. Rosenfeld)

/s/ BRIAN T. GLADDEN	Executive Vice President and Chief Financial Officer	February 19, 2016
(Brian T. Gladden)

/s/ LUCA ZARAMELLA	Senior Vice President and Corporate Controller	February 19, 2016
(Luca Zaramella)

/s/ STEPHEN F. BOLLENBACH	Director	February 19, 2016
(Stephen F. Bollenbach)

/s/ LEWIS W.K. BOOTH	Director	February 19, 2016
(Lewis W.K. Booth)

/s/ LOIS D. JULIBER	Director	February 19, 2016
(Lois D. Juliber)

/s/ MARK D. KETCHUM	Director	February 19, 2016
(Mark D. Ketchum)

/s/ JORGE S. MESQUITA	Director	February 19, 2016
(Jorge S. Mesquita)

/s/ JOSEPH NEUBAUER	Director	February 19, 2016
(Joseph Neubauer)

/s/ NELSON PELTZ	Director	February 19, 2016
(Nelson Peltz)

/s/ FREDRIC G. REYNOLDS	Director	February 19, 2016
(Fredric G. Reynolds)

/s/ CHRISTIANA S. SHI	Director	February 19, 2016
(Christiana S. Shi)

/s/ PATRICK T. SIEWERT	Director	February 19, 2016
(Patrick T. Siewert)

/s/ RUTH J. SIMMONS	Director	February 19, 2016
(Ruth J. Simmons)

/s/ JEAN-FRANÇOIS M. L. VAN BOXMEER	Director	February 19, 2016
(Jean-François M. L. van Boxmeer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Mondelēz International, Inc.:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 19, 2016 appearing in this Annual Report on Form 10-K of Mondelēz International, Inc. also included an audit of the financial statement schedule listed in Item 15(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois

February 19, 2016

S-1

Mondelēz International, Inc. and Subsidiaries

Valuation and Qualifying Accounts

For the Years Ended December 31, 2015, 2014 and 2013

(in millions)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
			(a)	(b)

2015:
Allowance for trade receivables	$66	$14	$(11)	$15	$54
Allowance for other current receivables	91	12	7	1	109
Allowance for long-term receivables	14	5	(3)	–	16
Allowance for deferred taxes	345	46	(35)	53	303

	$516	$77	$(42)	$69	$482

2014:
Allowance for trade receivables	$86	$9	$(10)	$19	$66
Allowance for other current receivables	73	39	(13)	8	91
Allowance for long-term receivables	16	1	(2)	1	14
Allowance for deferred taxes	335	61	(25)	26	345

	$510	$110	$(50)	$54	$516

2013:
Allowance for trade receivables	$118	$14	$(11)	$35	$86
Allowance for other current receivables	45	20	–	(8)	73
Allowance for long-term receivables	16	–	–	–	16
Allowance for deferred taxes	426	20	–	111	335

	$605	$54	$(11)	$138	$510

Notes:

(a)	Primarily related to divestitures, acquisitions and currency translation.
(b)	Represents charges for which allowances were created.

S-2