Form 10-Q
period 2016-03-31
Mondelez International, Inc.
filed 2016-04-28
CIK 1103982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

   Yes  ☐   No  ☒

At April 22, 2016, there were 1,552,060,693 shares of the registrant’s Class A Common Stock outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(in millions of U.S. dollars, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Net revenues	$6,455	$7,762
Cost of sales	3,920	4,821
Gross profit	2,535	2,941
Selling, general and administrative expenses	1,615	1,924
Asset impairment and exit costs	154	160
Amortization of intangibles	44	46
Operating income	722	811

Interest and other expense, net	244	386
Earnings from continuing operations before income taxes	478	425

Provision for income taxes	(49)	(113)
Gain on equity method investment exchange	43	–
Equity method investment net earnings	85	–
Net earnings	557	312

Noncontrolling interest (earnings) / losses	(3)	12
Net earnings attributable to Mondelēz International	$554	$324

Per share data:
Basic earnings per share attributable to Mondelēz International	$0.35	$0.20

Diluted earnings per share attributable to Mondelēz International	$0.35	$0.19

Dividends declared	$0.17	$0.15

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Earnings

(in millions of U.S. dollars)

(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015
Net earnings	$557	$312
Other comprehensive earnings / (losses):
Currency translation adjustment	601	(1,913)
Pension and other benefits	24	42
Derivatives accounted for as hedges	(7)	(44)

Total other comprehensive earnings / (losses)	618	(1,915)

Comprehensive earnings / (losses)	1,175	(1,603)
less: Comprehensive earnings / (losses) attributable to noncontrolling interests	16	(37)

Comprehensive earnings / (losses) attributable to Mondelēz International	$1,159	$(1,566)

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions of U.S. dollars, except share data)

(Unaudited)

	March 31,	December 31,
	2016	2015

ASSETS
Cash and cash equivalents	$1,338	$1,870
Trade receivables (net of allowances of $57 at March 31, 2016 and $54 at December 31, 2015)	3,101	2,634
Other receivables (net of allowances of $111 at March 31, 2016 and $109 at December 31, 2015)	1,224	1,212
Inventories, net	2,756	2,609
Other current assets	590	633

Total current assets	9,009	8,958

Property, plant and equipment, net	8,534	8,362
Goodwill	20,977	20,664
Intangible assets, net	19,094	18,768
Prepaid pension assets	73	69
Deferred income taxes	281	277
Equity method investments	5,630	5,387
Other assets	377	358

TOTAL ASSETS	$63,975	$62,843

LIABILITIES
Short-term borrowings	$2,564	$236
Current portion of long-term debt	1,035	605
Accounts payable	4,779	4,890
Accrued marketing	1,630	1,634
Accrued employment costs	702	844
Other current liabilities	2,468	2,713

Total current liabilities	13,178	10,922

Long-term debt	13,800	14,557
Deferred income taxes	4,738	4,750
Accrued pension costs	1,951	2,183
Accrued postretirement health care costs	512	499
Other liabilities	1,934	1,832

TOTAL LIABILITIES	36,113	34,743

Commitments and Contingencies (Note 11)

EQUITY
Common Stock, no par value (5,000,000,000 shares authorized and 1,996,537,778 shares issued at March 31, 2016 and December 31, 2015)	—	—
Additional paid-in capital	31,714	31,760
Retained earnings	20,970	20,700
Accumulated other comprehensive losses	(9,381)	(9,986)
Treasury stock, at cost (441,948,124 shares at March 31, 2016 and 416,504,624 shares at December 31, 2015)	(15,533)	(14,462)

Total Mondelēz International Shareholders’ Equity	27,770	28,012
Noncontrolling interest	92	88

TOTAL EQUITY	27,862	28,100

TOTAL LIABILITIES AND EQUITY	$63,975	$62,843

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(in millions of U.S. dollars, except per share data)

(Unaudited)

	Mondelēz International Shareholders’ Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings / (Losses)	Treasury Stock	Noncontrolling Interest*	Total Equity

Balances at January 1, 2015	$–	$31,651	$14,529	$(7,318)	$(11,112)	$103	$27,853
Comprehensive earnings / (losses):
Net earnings	–	–	7,267	–	–	24	7,291
Other comprehensive losses, net of income taxes	–	–	–	(2,668)	–	(26)	(2,694)
Exercise of stock options and issuance of other stock awards	–	109	(70)	–	272	–	311
Common Stock repurchased	–	–	–	–	(3,622)	–	(3,622)
Cash dividends declared ($0.64 per share)	–	–	(1,026)	–	–	–	(1,026)
Dividends paid on noncontrolling interest and other activities	–	–	–	–	–	(13)	(13)

Balances at December 31, 2015	$–	$31,760	$20,700	$(9,986)	$(14,462)	$88	$28,100

Comprehensive earnings / (losses):
Net earnings	–	–	554	–	–	3	557
Other comprehensive earnings, net of income taxes	–	–	–	605	–	13	618
Exercise of stock options and issuance of other stock awards	–	(46)	(18)	–	116	–	52
Common Stock repurchased	–	–	–	–	(1,187)	–	(1,187)
Cash dividends declared ($0.17 per share)	–	–	(266)	–	–	–	(266)
Dividends paid on noncontrolling interest and other activities	–	–	–	–	–	(12)	(12)

Balances at March 31, 2016	$–	$31,714	$20,970	$(9,381)	$(15,533)	$92	$27,862

*	Noncontrolling interest as of March 31, 2015 was $66 million, as compared to $103 million as of January 1, 2015. The change of $(37) million during the three months ended March 31, 2015 was due to $(12) million of net losses and $(25) million of other comprehensive losses, net of taxes.

See accompanying notes to the condensed consolidated financial statements.

Mondelēz International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in millions of U.S. dollars)

(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015
CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES
Net earnings	$557	$312
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	207	232
Stock-based compensation expense	30	36
Deferred income tax (benefit) / provision	(53)	25
Asset impairments	67	78
Loss on early extinguishment of debt	–	708
JDE coffee business transactions currency-related net gains	–	(551)
Gain on equity method investment exchange	(43)	–
Income from equity method investments	(85)	(26)
Distributions from equity method investments	54	56
Other non-cash items, net	102	37
Change in assets and liabilities, net of acquisitions and divestitures:
Receivables, net	(404)	(558)
Inventories, net	(77)	(178)
Accounts payable	(135)	317
Other current assets	14	(50)
Other current liabilities	(463)	(481)
Change in pension and postretirement assets and liabilities, net	(225)	(239)

Net cash used in operating activities	(454)	(282)

CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES
Capital expenditures	(335)	(439)
Proceeds from JDE coffee business transactions currency hedge settlements	–	939
Acquisitions, net of cash received	–	(81)
Proceeds from sale of property, plant and equipment and other	19	(2)

Net cash (used in) / provided by investing activities	(316)	417

CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES
Issuances of commercial paper, maturities greater than 90 days	67	333
Repayments of commercial paper, maturities greater than 90 days	–	(96)
Net (repayments) / issuances of other short-term borrowings	2,246	2,154
Long-term debt proceeds	1,149	3,601
Long-term debt repaid	(1,755)	(4,085)
Repurchase of Common Stock	(1,187)	(1,500)
Dividends paid	(269)	(249)
Other	(44)	27

Net cash provided by financing activities	207	185

Effect of exchange rate changes on cash and cash equivalents	31	(116)

Cash and cash equivalents:
(Decrease) / increase	(532)	204
Balance at beginning of period	1,870	1,631

Balance at end of period	$1,338	$1,835

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

We derived the condensed consolidated balance sheet data as of December 31, 2015 from audited financial statements, but do not include all disclosures required by U.S. GAAP. You should read these statements in conjunction with our consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2015.

Principles of Consolidation:

For the three months ended March 31, 2015, the operating results of our Venezuelan subsidiaries are included in our condensed consolidated financial statements. As of the close of the fourth quarter of 2015, we deconsolidated our Venezuelan operations from our consolidated financial statements. As such, the results of our Venezuelan subsidiaries are not included in our condensed consolidated financial statements for the three months ended March 31, 2016. See Currency Translation and Highly Inflationary Accounting: Venezuela below for more information.

On July 2, 2015, we contributed our global coffee businesses to a new company, Jacobs Douwe Egberts (“JDE”), in which we now hold an equity interest (collectively, the “JDE coffee business transactions”). Historically, our coffee businesses and the income from equity method investments were recorded within our operating income as these businesses were part of our base business. While we retain an ongoing interest in coffee through significant equity method investments including JDE and Keurig Green Mountain Inc. (“Keurig”), and we have significant influence with JDE, Keurig and other equity method investments, we do not have control over these operations directly. As such, beginning in the third quarter of 2015, and for the three months ended March 31, 2016, we recognize equity method investment earnings outside of operating income and segment income. For the three months ended March 31, 2015, our historical coffee and equity method investment earnings were included within our operating income and segment income. Please see Note 2, Divestitures and Acquisitions – JDE Coffee Business Transactions and Keurig Transaction, and Note 15, Segment Reporting, for more information on these transactions.

Currency Translation and Highly Inflationary Accounting:

We translate the results of operations of our subsidiaries from multiple currencies using average exchange rates during each period and translate balance sheet accounts using exchange rates at the end of each period. We record currency translation adjustments as a component of equity (except for highly inflationary currencies) and realized exchange gains and losses on transactions in earnings.

Venezuela. From January 1, 2010 through December 31, 2015, we accounted for the results of our Venezuelan subsidiaries using the U.S. dollar as the functional currency as prescribed by U.S. GAAP for highly inflationary economies.

Effective as of the close of the 2015 fiscal year, we concluded that we no longer met the accounting criteria for consolidation of our Venezuelan subsidiaries due to a loss of control over our Venezuelan operations and an other-than-temporary lack of currency exchangeability. During the fourth quarter of 2015, representatives of the Venezuelan government arbitrarily imposed pricing restrictions on our local operations that resulted in our inability to recover operating costs. We immediately began an appeal process with the Venezuelan authorities to demonstrate that our pricing was in line with the regulatory requirements. In January 2016, local officials communicated that some of the pricing restrictions had been lifted; however, the legally required administrative order has not been issued and it is uncertain when it will be issued. The legal and regulatory environment has become more unreliable. While we have been complying with the Venezuelan law governing pricing and profitability controls and have followed the legal process for appeal, the appeal process was not available to us as outlined under law. Additionally, we have been increasingly facing issues procuring raw materials and packaging.

Taken together, these actions, the economic environment in Venezuela and the progressively limited access to dollars to import goods through the use of any of the available currency mechanisms have impaired our ability to operate and control our Venezuelan businesses. As a result of these factors, we concluded that we no longer met the criteria for the consolidation of our Venezuelan subsidiaries.

As of the close of the 2015 fiscal year, we deconsolidated and changed to the cost method of accounting for our Venezuelan operations. We recorded a $778 million pre-tax loss on December 31, 2015 as we reduced the value of our cost method investment in Venezuela and all Venezuelan receivables held by our other subsidiaries to realizable fair value, resulting in full impairment. The recorded loss also included historical cumulative translation adjustments related to our Venezuelan operations that had previously been recorded in accumulated other comprehensive losses within equity. The fair value of our investments in our Venezuelan subsidiaries was estimated based on discounted cash flow projections of current and expected operating losses in the foreseeable future and our ability to operate the business on a sustainable basis. Our fair value estimate included U.S. dollar exchange and discount rate assumptions that reflect the inflation and economic uncertainty in Venezuela.

Beginning in 2016, we no longer include net revenues, earnings or net assets of our Venezuelan subsidiaries within our consolidated financial statements. Under the cost method of accounting, earnings are only recognized to the extent cash is received. Given the current and ongoing difficult economic, regulatory and business environment in Venezuela, there continues to be significant uncertainty related to our operations in Venezuela, and we expect these conditions will continue for the foreseeable future. We will monitor the extent of our ability to control our Venezuelan operations and the liquidity and availability of U.S. dollars at different rates, including the recent changes to the currency exchange systems in March 2016, as our current situation in Venezuela may change over time and lead to consolidation at a future date.

We recorded no earnings or other financial results from our Venezuelan subsidiaries during the three months ended March 31, 2016, and we continue to monitor the business, economic and regulatory climate in Venezuela. For the three months ended March 31, 2015, the operating results of our Venezuelan operations were included in our condensed consolidated statements of earnings. During this time, we recognized an $11 million currency-related remeasurement loss resulting from a devaluation of the Venezuela bolivar exchange rate we historically used to source U.S. dollars for purchases of imported raw materials, packaging and other goods and services. For the three months ended March 31, 2015, our Venezuelan subsidiaries contributed $218 million, or 2.8% of consolidated net revenues and $41 million, or 5.1% of consolidated operating income.

Argentina. On December 16, 2015, the new Argentinean government fiscal authority announced the lifting of strict currency controls and reduced restrictions on exports and imports. The next day, the value of the Argentine peso relative to the U.S. dollar fell by 36%. In the first quarter of 2016, the value of the Argentinean peso relative to the U.S. dollar declined 14%. Further volatility in the exchange rate is expected. While the business operating environment remains challenging, we continue to monitor and actively manage our investment and exposures in Argentina. We continue executing our hedging programs and refining our product portfolio to improve our product offerings, mix and profitability. We also continue to implement additional cost initiatives to protect the business. While further currency declines could have an adverse impact on our ongoing results of operations, we believe the actions by the new government to reduce economic controls and business restrictions will provide favorable opportunities for our Argentinean subsidiaries. Our Argentinian operations contributed $130 million, or 2.0% of consolidated net revenues and $22 million, or 3.0% of consolidated operating income for the three months ended March 31, 2016. As of March 31, 2016, the net monetary liabilities of our Argentina operations were not material. Argentina is not designated as a highly-inflationary economy for accounting purposes, so we record currency translation adjustments within equity and realized exchange gains and losses on transactions in earnings.

Other Countries. Since we have operations in over 80 countries and sell in 165 countries, we regularly monitor economic and currency-related risks and seek to take protective measures in response to these exposures. Some of the countries in which we do business have recently experienced periods of significant economic uncertainty. These include Brazil, China, Russia, Egypt and Ukraine, most of which have had either currency devaluation or volatility in exchange rates. We continue to monitor operations, currencies and net monetary exposures in these countries. At this time, we do not have material net monetary asset exposures or risk to our operating results from changing to highly inflationary accounting in these countries.

Transfers of Financial Assets:

We account for transfers of financial assets, such as uncommitted revolving non-recourse accounts receivable factoring arrangements, when we have surrendered control over the related assets. Determining whether control has transferred requires an evaluation of relevant legal considerations, an assessment of the nature and extent of our continuing involvement with the assets transferred and any other relevant considerations. We use receivable factoring arrangements periodically when circumstances are favorable to manage liquidity. We have a factoring arrangement with a major global bank for a maximum combined capacity of $820 million. Under the program, we may sell eligible short-term trade receivables to the bank in exchange for cash. We then continue to collect the receivables sold, acting solely as a collecting agent on behalf of the bank. We also enter into certain arrangements with customers to achieve earlier collection of receivables. The incremental cost of factoring receivables was $1 million in the three months ended March 31, 2016 and less than $1 million in the three months ended March 31, 2015 and was recorded in net revenue. The outstanding principal amount of receivables under these arrangements amounted to $552 million as of March 31, 2016 and $352 million as of March 31, 2015.

Accounting Calendar Change:

In connection with moving toward a common consolidation date across the Company, in the first quarter of 2015, we changed the consolidation date for our North America segment from the last Saturday of each period to the last calendar day of each period. The change had a favorable impact of $38 million on net revenues and $19 million on operating income in the three months ended March 31, 2015. As a result of this change, each of our operating subsidiaries now reports results as of the last calendar day of the period.

New Accounting Pronouncements:

In March 2016, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) to simplify the accounting for stock-based compensation. The ASU addresses several areas of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and cash flow statement presentation. The ASU is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. We are currently assessing the impact across our operations and on our consolidated financial statements.

In March 2016, the FASB issued an ASU that simplifies the transition accounting for increases in investments that require a change from the cost basis to the equity method of accounting. U.S. GAAP currently requires the impact of such changes in accounting method to be retroactively applied to all prior periods that the investment was held. Under the new standard, adjustments to the investor’s basis in the investment should be recorded on the date the investment becomes qualified for equity method accounting. The equity method of accounting is then applied prospectively from that date. The ASU is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. We are currently assessing the impact across our operations and on our consolidated financial statements.

In March 2016, the FASB issued an ASU that clarifies whether contingent put and call options meet the “clearly and closely related” criteria in connection with accounting for embedded derivatives. U.S GAAP requires that embedded derivatives be separated from the host contract and accounted for separately as derivatives if certain criteria are met. The criteria include determining that the economic characteristics and risks of the embedded derivatives are not “clearly and closely related” to those of the host contract. The ASU is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. We are currently assessing the impact across our operations and on our consolidated financial statements.

In March 2016, the FASB issued an ASU that applies when there is a contract novation to a new counterparty for a derivative designated as an accounting hedge. The ASU clarifies that such a change in counterparty does not, in and of itself, require de-designation of the hedging relationship, provided that all other hedge accounting criteria continue to be met. The ASU is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. We are currently assessing the impact across our operations and on our consolidated financial statements.

In February 2016, the FASB issued an ASU on lease accounting. The ASU revises existing U.S. GAAP and outlines a new model for lessors and lessees to use in accounting for lease contracts. The guidance requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases, with the exception of short-term leases. In the income statement, lessees will classify leases as either operating (resulting in straight-line expense) or financing (resulting in a front-loaded expense pattern). The ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We are currently assessing the impact across our operations and on our consolidated financial statements.

In January 2016, the FASB issued an ASU that provides updated guidance for the recognition, measurement, presentation and disclosure of financial assets and liabilities. The ASU is effective for fiscal years beginning after December 15, 2017. We are currently assessing the impact across our operations and on our consolidated financial statements.

In July 2015, the FASB issued an ASU that simplifies the guidance on the subsequent measurement of inventory. U.S. GAAP currently requires an entity to measure inventory at the lower of cost or market. Previously, market could be replacement cost, net realizable value or net realizable value less an approximate normal profit margin. Under the new standard, inventory should be valued at the lower of cost or net realizable value. The ASU is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. We early adopted the new standard on January 1, 2016 on a prospective basis. The adoption of the standard did not have a material impact on our consolidated financial statements.

In May 2015, the FASB issued an ASU that applies to reporting entities that elect to measure the fair value of an investment using the net asset value (“NAV”) per share (or its equivalent) practical expedient. This ASU removes the requirement to include investments measured using the practical expedient within fair value hierarchy disclosures. Also, practical expedient disclosures previously required for all eligible investments are now only required for investments for which the practical expedient has been elected. The update is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. As we measure certain defined benefit plan assets using the NAV practical expedient, we adopted the new standard on January 1, 2016. The new standard will impact our year-end pension disclosures and is not otherwise expected to have an impact on our consolidated financial statements.

In April 2015, the FASB issued an ASU that provides guidance on evaluating whether a cloud computing arrangement includes a software license. If there is a software license component, software licensing accounting should be applied; otherwise, service contract accounting should be applied. The ASU is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. We adopted the new standard on January 1, 2016 and on a prospective basis. The standard did not have a material impact on our consolidated financial statements.

In February 2015, the FASB issued an ASU that amends current consolidation guidance related to the evaluation of whether certain legal entities should be consolidated. The standard modifies both the variable interest entity (“VIE”) model and the voting interest model, including analyses of whether limited partnerships are VIEs and the impact of service fees and related party interests in determining if an entity is a VIE to the reporting entity. The guidance is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. We adopted the new standard on January 1, 2016 and the standard did not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued an ASU on revenue recognition from contracts with customers. The new ASU outlines a new, single comprehensive model for companies to use in accounting for revenue. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for the goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows from customer contracts, including significant judgments made in recognizing revenue. In May 2015, the FASB proposed changes to the new guidance in the areas of licenses and identifying performance obligations. In August 2015, the FASB issued an ASU that defers the effective date by one year to annual reporting periods beginning after December 15, 2017. In March 2016, the FASB issued an ASU that clarifies the implementation guidance on principal versus agent considerations within the new revenue recognition guidance. The FASB also issued an ASU in March 2016 that clarifies that certain prepaid stored-value products should be accounted for under the breakage guidance under the new revenue recognition guidance and not under other U.S. GAAP. In April 2016, the FASB issued an ASU that clarifies the guidance for identifying performance obligations within a contract and the accounting for licenses. Early adoption is permitted as of the original effective date which was for annual reporting periods beginning after December 15, 2016. The ASU may be applied retrospectively to historical periods presented or as a cumulative-effect adjustment as of the date of adoption. We have made progress in our due diligence and scoping reviews and continue to assess the impact of the new standard across our operations and on our consolidated financial statements. We anticipate adopting the new standard on January 1, 2018.

Note 2.  Divestitures and Acquisitions

JDE Coffee Business Transactions:

On July 2, 2015, we completed transactions to combine our wholly owned coffee businesses (including our coffee portfolio in France) with those of D.E Master Blenders 1753 B.V. (“DEMB”) to create a new company, Jacobs Douwe Egberts (“JDE”). Following the exchange of a portion of our investment in JDE for an interest in Keurig Green Mountain Inc. (“Keurig”) in March 2016, we now hold a 26.5% equity interest in JDE. The remaining 73.5% equity interest in JDE is held by a subsidiary of Acorn Holdings B.V. (“AHBV,” owner of DEMB prior to July 2, 2015). Please see discussion of the acquisition of an interest in Keurig below under Keurig Transaction.

In connection with the contribution of our global coffee businesses to JDE, we recorded a pre-tax gain of $6.8 billion (or $6.6 billion after taxes) in 2015. We also recorded approximately $1.0 billion of pre-tax net gains related to hedging the expected cash proceeds from the transactions as described further below.

The consideration we received consisted of €3.8 billion of cash ($4.2 billion as of July 2, 2015), a 43.5% equity interest in JDE (prior to the decrease in ownership due to the Keurig transaction discussed below) and $794 million in receivables (related to sales price adjustments and tax formation cost payments). During the third quarter of 2015, we also recorded $283 million of cash and receivables from JDE related to reimbursement of costs that we incurred in separating our coffee businesses. The cash and equity consideration we received at closing reflects that we retained our interest in a Korea-based joint venture, Dongsuh Foods Corporation (“DSF”). During the second quarter of 2015, we also completed the sale of our interest in a Japanese coffee joint venture, Ajinomoto General Foods, Inc. (“AGF”). In lieu of contributing our interest in the AGF joint venture to JDE, we contributed the net cash proceeds from the sale, and the transaction did not change the consideration received for our global coffee businesses. Please see discussion of the divestiture of AGF below under Other Divestitures and Acquisitions.

During the fourth quarter of 2015, we and JDE concluded negotiations of a sales price adjustment and completed the valuation of our investment in JDE. Primarily due to the negotiated resolution of the sales price adjustment in the fourth quarter, we recorded a $313 million reduction in the pre-tax gain on the coffee transaction, reducing the $7.1 billion estimated gain in the third quarter to the $6.8 billion final gain for 2015. As part of our sales price negotiations, we retained the right to collect future cash payments if certain estimated pension liabilities come in over an agreed amount in the future. As such, we may recognize additional income related to this negotiated term in the future.

The final value of our investment in JDE on July 2, 2015 was €4.1 billion ($4.5 billion as of July 2, 2015). The fair value of the JDE investment was determined using both income-based and market-based valuation techniques. The discounted cash flow analysis reflected growth, discount and tax rates and other assumptions reflecting the underlying combined businesses and countries in which the combined coffee businesses operate. The fair value of the JDE investment also included the fair values of the Carte Noire and Merrild businesses, which JDE planned to divest to comply with the conditioned approval by the European Commission related to the JDE coffee business transactions. As of the end of the first quarter of 2016, these businesses have been sold by JDE. As the July 2, 2015 fair values for these businesses were recorded by JDE at their pending sales values, we did not record any gain or loss on the sales of these businesses in our share of JDE’s earnings.

In connection with the expected receipt of cash in euros at the time of closing, we entered into a number of consecutive currency exchange forward contracts in 2014 and 2015 to lock in an equivalent expected value in U.S. dollars as of the date the JDE coffee business transactions were first announced in May 2014. Cumulatively, we realized aggregate net gains and received cash of approximately $1.0 billion on these hedging contracts that increased the cash we received in connection with the JDE coffee business transactions from $4.2 billion in cash consideration received to $5.2 billion. In connection with these currency contracts, we recognized net gains of $551 million in the three months ended March 31, 2015 within interest and other expense, net.

We also incurred incremental expenses related to readying our global coffee businesses for the transactions that totaled $28 million for the three months ended March 31, 2015. These expenses were recorded within selling, general and administrative expenses of primarily our Europe segment, as well as within our Eastern Europe, Middle East and Africa (“EEMEA”) segment and general corporate expenses.

JDE Capital Increase:

On December 18, 2015, AHBV and we agreed to provide JDE additional capital to pay down some of its debt with lenders. Our pro rata share of the capital increase was €499 million ($544 million as of December 18, 2015) and was made in return for a pro rata number of additional shares in JDE such that our ownership in JDE did not change following the capital increase. To fund our share of the capital increase, we contributed €460 million ($501 million) of JDE receivables and made a €39 million ($43 million) cash payment.

Keurig Transaction:

On March 3, 2016, a subsidiary of AHBV completed the $13.9 billion acquisition of all the outstanding common stock of Keurig through a merger transaction. On March 7, 2016, we exchanged with a subsidiary of AHBV a portion of our equity interest in JDE with a carrying value of €1.7 billion (approximately $2.0 billion as of March 7, 2016) for an interest in Keurig with a fair value of $2.0 billion based on the merger consideration per share for Keurig. We recorded the difference between the fair value of Keurig and our basis in JDE shares as a $43 million gain on equity method investment exchange in March 2016. Following the exchange, our ownership interest in JDE is 26.5% and our interest in Keurig is 24.2%. Both AHBV and we hold our investments in Keurig through a combination of equity and interests in a shareholder loan, with pro-rata ownership of each. Our initial $2.0 billion investment in Keurig includes a $1.6 billion Keurig equity interest and a $0.4 billion shareholder loan receivable, which are reported on a combined basis within equity method investments on our condensed consolidated balance sheet as of March 31, 2016. The shareholder loan has a 5.5% interest rate and is payable at the end of a seven-year term on February 27, 2023. For the month ended March 31, 2016, we recorded $8 million of equity earnings and $2 million of interest income from the shareholder loan within equity method earnings. We continue to account for our investments in JDE and Keurig under the equity method and recognize our share of their earnings within equity method investment earnings and our share of their dividends within our cash flows.

We have reflected the results of our historical coffee businesses and equity earnings from JDE, Keurig and DSF in our results from continuing operations as the coffee category continues to be a significant part of our net earnings and business strategy going forward. For the three months ended March 31, 2016, the equity method investment earnings contributed by our coffee investments included $47 million from JDE and $24 million from DSF, as well as $10 million from Keurig for the month of March. For the three months ended March 31, 2015, after-tax earnings were $113 million for the coffee businesses we contributed to JDE on July 2, 2015 and $20 million for DSF.

Other Divestitures and Acquisitions:

On March 31, 2016, we received and accepted a binding offer totaling €175 million ($199 million as of March 31, 2016) for the sale of several manufacturing facilities in France and sale or license of certain local confectionery brands. The transactions are expected to be completed and remaining pre-closing conditions satisfied in the second quarter of 2017. The transactions are subject to EU and local regulatory approvals, completion of employee consultation requirements and additional steps to prepare the assets for transfer. Prior to closing, together with the buyer, we will undertake consultations with all Works Councils and employee representatives required in connection with the transactions. Given a number of closing conditions and a closing timeline of greater than one year, the net assets pending sale are currently classified as held for use. On March 31, 2016, we recorded a $14 million impairment charge for a gum & candy trademark as a portion of its carrying value would not be recoverable based on future cash flows expected under a planned license agreement with the buyer.

On July 15, 2015, we acquired an 80% interest in a biscuit operation in Vietnam, which is now a subsidiary within our Asia Pacific segment. Total cash paid to date for the biscuit operation, intellectual property, non-compete and consulting agreements less purchase price adjustments received was 11,645 billion Vietnamese dong ($534 million using applicable exchange rates on July 15 and November 27). We have made, received and expect to make the following cash payments in connection with the acquisition:

•	On November 10, 2014, we deposited $46 million in escrow upon signing the purchase agreement.
•	On July 15, 2015, we made a 9,122 billion Vietnamese dong ($418 million as of July 15, 2015) payment for the biscuit operation, a $44 million additional escrow deposit and a 759 billion Vietnamese dong ($35 million as of July 15, 2015) partial payment for the non-compete and continued consulting agreements.
•	On November 27, 2015, we received 197 billion Vietnamese dong ($9 million as of November 27, 2015) as a purchase price adjustment related to working capital adjustments at closing.
•	Subject to the satisfaction of final conditions, including the resolution of warranty, other claims and further purchase price adjustments, we expect to release previously escrowed funds of $90 million for the remaining 20% interest in the biscuit operation and to make a final payment of 759 billion Vietnamese dong ($34 million as of March 31, 2016) for the non-compete and consulting agreements. We anticipate resolution of these conditions by the end of the third quarter of 2016.

We are in the process of completing the valuation work for the acquired net assets. As of March 31, 2016, we have recorded a preliminary allocation of the consideration paid including $10 million to inventory, $49 million to property, plant and equipment, $87 million of intangible assets, $385 million of goodwill and $32 million to other net liabilities. The allocation of the fair values had an immaterial impact on operating results. We recorded the non-compete and consulting agreements as prepaid contracts within other current and non-current assets and they will be amortized into net earnings over the remaining contract terms. The acquisition added $37 million in incremental net revenues and $3 million in incremental operating income in the three months ended March 31, 2016. Integration costs were not material to our condensed consolidated financial statements for the three months ended March 31, 2016.

On April 23, 2015, we completed the divestiture of our 50% equity interest in AGF, our Japanese coffee joint venture, to our joint venture partner, which generated cash proceeds of 27 billion Japanese yen ($225 million as of April 23, 2015) and a pre-tax gain of $13 million (after-tax loss of $9 million) in the second quarter of 2015. Upon closing, we divested our $99 million investment in the joint venture, $65 million of goodwill and $41 million of accumulated other comprehensive losses. We also incurred approximately $7 million of transaction costs. The operating results of the divestiture were not material to our condensed consolidated financial statements for the three months ended March 31, 2015.

On February 16, 2015, we acquired a U.S. snack food company, Enjoy Life Foods, within our North America segment. We paid cash and settled debt totaling $81 million in connection with the acquisition. Upon finalizing the valuation of the acquired net assets during the second quarter of 2015, we recorded an $81 million purchase price allocation of $58 million in identifiable intangible assets, $20 million of goodwill and $3 million of other net assets. The acquisition-related costs and operating results of the acquisition were not material to our condensed consolidated financial statements for the three months ended March 31, 2016 and 2015.

Note 3.  Inventories

Inventories consisted of the following:

	As of March 31,	As of December 31,
	2016	2015
	(in millions)

Raw materials	$849	$782
Finished product	2,009	1,930

	2,858	2,712
Inventory reserves	(102)	(103)

Inventories, net	$2,756	$2,609

Note 4. Property, Plant and Equipment Property, plant and equipment consisted of the following:
	As of March 31,	As of December 31,
	2016	2015
	(in millions)

Land and land improvements	$508	$495
Buildings and building improvements	2,857	2,753
Machinery and equipment	10,382	10,044
Construction in progress	1,281	1,262

	15,028	14,554
Accumulated depreciation	(6,494)	(6,192)

Property, plant and equipment, net	$8,534	$8,362

Capital expenditures of $335 million for the three months ended March 31, 2016 exclude $211 million of accrued capital expenditures remaining unpaid at March 31, 2016 and include payment for $322 million of capital expenditures that were accrued and unpaid at December 31, 2015.

In connection with our restructuring programs, we recorded non-cash asset write-downs (including accelerated depreciation and asset impairments) of $52 million in the three months ended March 31, 2016 and $78 million in the three months ended March 31, 2015 (see Note 6, 2014-2018 Restructuring Program). These charges were recorded in the condensed consolidated statements of earnings within asset impairment and exit costs as follows:

	For the Three Months Ended
	March 31,
	2016	2015
	(in millions)

Latin America	$6	$13
Asia Pacific	8	19
EEMEA	3	–
Europe	19	25
North America	16	21

Total non-cash asset write-downs	$52	$78

Note 5. Goodwill and Intangible Assets Goodwill by reportable segment was:
	As of March 31,	As of December 31,
	2016	2015
	(in millions)

Latin America	$902	$858
Asia Pacific	2,519	2,520
EEMEA	1,316	1,304
Europe	7,332	7,117
North America	8,908	8,865

Goodwill	$20,977	$20,664

Intangible assets consisted of the following:
	As of March 31,	As of December 31,
	2016	2015
	(in millions)

Non-amortizable intangible assets	$17,852	$17,527
Amortizable intangible assets	2,391	2,320

	20,243	19,847
Accumulated amortization	(1,149)	(1,079)

Intangible assets, net	$19,094	$18,768

Non-amortizable intangible assets consist principally of brand names purchased through our acquisitions of Nabisco Holdings Corp., the Spanish and Portuguese operations of United Biscuits, the global LU biscuit business of Groupe Danone S.A. and Cadbury Limited. Amortizable intangible assets consist primarily of trademarks, customer-related intangibles, process technology, licenses and non-compete agreements. At March 31, 2016, the weighted-average life of our amortizable intangible assets was 13.6 years.

Amortization expense for intangible assets was $44 million in the three months ended March 31, 2016 and $46 million in the three months ended March 31, 2015. We currently estimate annual amortization expense for each of the next five years to be approximately $185 million, estimated using March 31, 2016 exchange rates.

Changes in goodwill and intangible assets consisted of:

		Intangible
	Goodwill	Assets, at cost
	(in millions)

Balance at January 1, 2016	$20,664	$19,847
Changes due to:
Currency	389	323
Acquisition	(76)	87
Asset impairment	–	(14)

Balance at March 31, 2016	$20,977	$20,243

Changes to goodwill and intangibles were:

•	Asset impairment – On March 31, 2016, we recorded $14 million of impairment charges related to a gum & candy trademark in our Europe segment in connection with a binding offer to sell and license certain local confectionery brands in France. See Note 2, Divestitures and Acquisitions – Other Divestitures and Acquisitions, for additional information.
•	Acquisition – During the first quarter of 2016, in connection with the July 15, 2015 acquisition of an 80% interest in a biscuit operation in Vietnam, we recorded a preliminary allocation of the consideration paid including $26 million of amortizable intangible assets and $61 million of non-amortizable intangible assets. Intangible assets acquired included trademarks and customer-related intangibles with definite and indefinite lives. A preliminary goodwill balance recorded as of July 15, 2015, was adjusted during the first quarter to reflect intangible asset and other asset fair valuations. See Note 2, Divestitures and Acquisitions – Other Divestitures and Acquisitions, for additional information.

During our 2015 annual testing of non-amortizable intangible assets, we recorded $71 million of impairment charges in the three months ended December 31, 2015 related to four trademarks in Asia Pacific, Europe and Latin America. We also noted seven brands, including the four impaired trademarks, with $598 million of aggregate book value as of December 31, 2015 that each had a fair value in excess of book value of 10% or less. While these intangible assets passed our annual impairment testing and we believe our current plans for each of these brands will allow them to continue to not be impaired, if expectations are not met or specific valuation factors outside of our control, such as discount rates, change significantly, then a brand or brands could become impaired in the future.

Note 6.  2014-2018 Restructuring Program

On May 6, 2014, our Board of Directors approved a $3.5 billion restructuring program, comprised of approximately $2.5 billion in cash costs and $1 billion in non-cash costs (the “2014-2018 Restructuring Program”), and up to $2.2 billion of capital expenditures. The primary objective of the 2014-2018 Restructuring Program is to reduce our operating cost structure in both our supply chain and overhead costs. The program is intended primarily to cover severance as well as asset disposals and other manufacturing-related one-time costs. Since inception, we have incurred total restructuring and related implementation charges of $1.6 billion related to the 2014-2018 Restructuring Program. We expect to incur the majority of the program’s remaining charges in 2016 and to complete the program by year-end 2018.

Restructuring Costs:

We recorded restructuring charges of $139 million in the three months ended March 31, 2016 and $163 million in the three months ended March 31, 2015 within asset impairment and exit costs. The activity for the 2014-2018 Restructuring Program liability for the three months ended March 31, 2016 was:

	Severance and related costs	Asset Write-downs	Total
	(in millions)

Liability balance, January 1, 2016	$395	$–	$395
Charges	87	52	139
Cash spent	(74)	–	(74)
Non-cash settlements / adjustments	–	(52)	(52)
Currency	10	–	10

Liability balance, March 31, 2016	$418	$–	$418

We spent $74 million in the three months ended March 31, 2016 and $39 million in the three months ended March 31, 2015 in cash severance and related costs. We also recognized non-cash asset write-downs (including accelerated depreciation and asset impairments) of $52 million in the three months ended March 31, 2016 and $78 million in the three months ended March 31, 2015. At March 31, 2016, $332 million of our net restructuring liability was recorded within other current liabilities and $86 million was recorded within other long-term liabilities.

Implementation Costs:

Implementation costs are directly attributable to restructuring activities; however, they do not qualify for special accounting treatment as exit or disposal activities. We believe the disclosure of implementation costs provides readers of our financial statements with more information on the total costs of our 2014-2018 Restructuring Program. Implementation costs primarily relate to reorganizing our operations and facilities in connection with our supply chain reinvention program and other identified productivity and cost saving initiatives. The costs include incremental expenses related to the closure of facilities, costs to terminate certain contracts and the simplification of our information systems. Within our continuing results of operations, we recorded implementation costs of $98 million in the three months ended March 31, 2016 and $61 million in the three months ended March 31, 2015. We recorded these costs within cost of sales and general corporate expense within selling, general and administrative expenses.

Restructuring and Implementation Costs in Operating Income:

During the three months ended March 31, 2016 and 2015 and since inception of the 2014-2018 Restructuring Program, we recorded restructuring and implementation costs within operating income as follows:

	Latin America	Asia Pacific	EEMEA	Europe	North America (1)	Corporate (2)	Total
				(in millions)

For the Three Months Ended March 31, 2016
Restructuring Costs	$12	$23	$9	$64	$31	$–	$139
Implementation Costs	7	6	3	29	38	15	98

Total	$19	$29	$12	$93	$69	$15	$237

For the Three Months Ended March 31, 2015
Restructuring Costs	$15	$25	$2	$109	$11	$1	$163
Implementation Costs	9	4	4	20	9	15	61

Total	$24	$29	$6	$129	$20	$16	$224

Total Project 2014-2016 (3)
Restructuring Costs	$238	$172	$91	$383	$202	$38	$1,124
Implementation Costs	62	34	19	139	112	130	496

Total	$300	$206	$110	$522	$314	$168	$1,620

(1)	During the three months ended March 31, 2016, our North America region implementation costs included costs that we incurred related to re-negotiating collective bargaining agreements that expired at the end of February 2016 for eight U.S. facilities and related to executing business continuity plans for the North America business. We expect to incur additional costs related to these activities in future quarters of 2016.
(2)	Includes adjustment for rounding.
(3)	Includes all charges recorded since program inception on May 6, 2014 through March 31, 2016.

Note 7.  Debt and Borrowing Arrangements

Short-Term Borrowings:

Our short-term borrowings and related weighted-average interest rates consisted of:

	As of March 31, 2016		As of December 31, 2015
	Amount Outstanding	Weighted- Average Rate	Amount Outstanding	Weighted- Average Rate
	(in millions)		(in millions)

Commercial paper	$2,291	0.8%	$–	0.0%
Bank loans	273	10.5%	236	9.5%

Total short-term borrowings	$2,564		$236

As of March 31, 2016, the commercial paper issued and outstanding had between 1 and 90 days remaining to maturity. Bank loans include borrowings on primarily uncommitted credit lines maintained by some of our international subsidiaries to meet short-term working capital needs.

Borrowing Arrangements:

We maintain a revolving credit facility for general corporate purposes, including working capital needs, and to support our commercial paper program. Our $4.5 billion multi-year senior unsecured revolving credit facility expires on October 11, 2018. The revolving credit agreement includes a covenant that we maintain a minimum shareholders’ equity of at least $24.6 billion, excluding accumulated other comprehensive earnings / (losses) and the cumulative effects of any changes in accounting principles. At March 31, 2016, we complied with the covenant as our shareholders’ equity as defined by the covenant was $37.1 billion. The revolving credit facility agreement also contains customary representations, covenants and events of default. There are no credit rating triggers, provisions or other financial covenants that could require us to post collateral as security. As of March 31, 2016, no amounts were drawn on the facility.

Some of our international subsidiaries maintain primarily uncommitted credit lines to meet short-term working capital needs. Collectively, these credit lines amounted to $2.0 billion at March 31, 2016 and $1.9 billion at December 31, 2015. Borrowings on these lines amounted to $273 million at March 31, 2016 and $236 million at December 31, 2015.

Long-Term Debt:

On February 9, 2016, $1,750 million of our 4.125% U.S. dollar notes matured. The notes and accrued interest to date were paid with net proceeds from the fr.400 million Swiss franc-denominated notes issuance on January 26, 2016 and the €700 million euro-denominated notes issuance on January 21, 2016, as well as cash on hand and the issuance of commercial paper. As we refinanced $1,150 million of the matured notes with net proceeds from long-term debt issued in January 2016, we reflected this amount within long-term debt as of December 31, 2015.

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

On January 21, 2016, we issued €700 million of euro-denominated 1.625% notes, or $760 million in U.S. dollars locked in with a forward currency contract on January 13, 2016. The euro-denominated notes will mature on January 20, 2023. We received proceeds net of discounts and deferred financing costs of $752 million that were used to partially fund the February 2016 note maturity and for other general corporate purposes. We recorded approximately $8 million of discounts and deferred financing costs, which will be amortized into interest expense over the life of the notes.

Our weighted-average interest rate on our total debt was 3.1% as of March 31, 2016, following the refinancing of the February 9, 2016 debt maturity. Our weighted-average interest rate on our total debt was 3.7% as of December 31, 2015, down from 4.3% as of December 31, 2014.

Fair Value of Our Debt:

The fair value of our short-term borrowings at March 31, 2016 and December 31, 2015 reflects current market interest rates and approximates the amounts we have recorded on our condensed consolidated balance sheet. The fair value of our long-term debt was determined using quoted prices in active markets (Level 1 valuation data) for the publicly traded debt obligations. At March 31, 2016, the aggregate fair value of our total debt was $18,428 million and its carrying value was $17,399 million. At December 31, 2015, the aggregate fair value of our total debt was $15,908 million and its carrying value was $15,398 million.

Interest and Other Expense, net:

Interest and other expense, net within our results of continuing operations consisted of:

	For the Three Months Ended
	March 31,
	2016	2015
	(in millions)

Interest expense, debt	$136	$175
Loss on debt extinguishment and related expenses	–	713
JDE coffee business transactions currency-related net gains	–	(551)
Loss related to interest rate swaps	97	34
Other expense, net	11	15

Interest and other expense, net	$244	$386

See Note 2, Divestitures and Acquisitions, and Note 8, Financial Instruments, for information on the currency exchange forward contracts associated with the JDE coffee business transactions. Also see Note 8, Financial Instruments, for information on the loss related to U.S. dollar interest rate swaps no longer designated as accounting cash flow hedges during the first quarters of 2016 and 2015.

Note 8.  Financial Instruments

Fair Value of Derivative Instruments:

Derivative instruments were recorded at fair value in the condensed consolidated balance sheets as follows:

	As of March 31, 2016		As of December 31, 2015
	Asset	Liability	Asset	Liability
	Derivatives	Derivatives	Derivatives	Derivatives
	(in millions)

Derivatives designated as accounting hedges:
Currency exchange contracts	$4	$7	$20	$7
Commodity contracts	11	10	37	35
Interest rate contracts	17	4	12	57

	$32	$21	$69	$99

Derivatives not designated as accounting hedges:
Currency exchange contracts	$34	$88	$61	$33
Commodity contracts	33	48	70	56
Interest rate contracts	37	25	43	28

	$104	$161	$174	$117

Total fair value	$136	$182	$243	$216

During the first quarter of 2016 and 2015, derivatives designated as accounting hedges include cash flow and fair value hedges and derivatives not designated as accounting hedges include economic hedges. Non-U.S. dollar denominated debt designated as a hedge of our net investments in non-U.S. operations is not reflected in the table above, but is included in long-term debt summarized in Note 7, Debt and Borrowing Arrangements. We record derivative assets and liabilities on a gross basis in our condensed consolidated balance sheet. The fair value of our asset derivatives is recorded within other current assets and the fair value of our liability derivatives is recorded within other current liabilities.

The fair values (asset / (liability)) of our derivative instruments were determined using:

	As of March 31, 2016
	Total Fair Value of Net Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)

Currency exchange contracts	$(57)	$–	$(57)	$–
Commodity contracts	(14)	(10)	(4)	–
Interest rate contracts	25	–	25	–

Total derivatives	$(46)	$(10)	$(36)	$–

	As of December 31, 2015
	Total Fair Value of Net Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)

Currency exchange contracts	$41	$–	$41	$–
Commodity contracts	16	29	(13)	–
Interest rate contracts	(30)	–	(30)	–

Total derivatives	$27	$29	$(2)	$–

Level 1 financial assets and liabilities consist of exchange-traded commodity futures and listed options. The fair value of these instruments is determined based on quoted market prices on commodity exchanges. Our exchange-traded derivatives are generally subject to master netting arrangements that permit net settlement of transactions with the same counterparty when certain criteria are met, such as in the event of default. We also are required to maintain cash margin accounts in connection with funding the settlement of our open positions, and the margin requirements generally fluctuate daily based on market conditions. We have recorded margin deposits related to our exchange-traded derivatives of $23 million as of March 31, 2016 and $22 million as of December 31, 2015 within other current assets. Based on our net asset or liability positions with individual counterparties, in the event of default and immediate net settlement of all of our open positions, for derivatives we have in a net asset position, our counterparties would owe us a total of $14 million as of March 31, 2016 and $52 million as of December 31, 2015. As of March 31, 2016 and December 31, 2015, there were no Level 1 derivatives in a net liability position.

Level 2 financial assets and liabilities consist primarily of over-the-counter (“OTC”) currency exchange forwards, options and swaps; commodity forwards and options; and interest rate swaps. Our currency exchange contracts are valued using an income approach based on observable market forward rates less the contract rate multiplied by the notional amount. Commodity derivatives are valued using an income approach based on the observable market commodity index prices less the contract rate multiplied by the notional amount or based on pricing models that rely on market observable inputs such as commodity prices. Our calculation of the fair value of interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the observable market interest rate curve. Our calculation of the fair value of financial instruments takes into consideration the risk of nonperformance, including counterparty credit risk. Our OTC derivative transactions are governed by International Swap Dealers Association agreements and other standard industry contracts. Under these agreements, we do not post nor require collateral from our counterparties. The majority of our commodity and currency exchange OTC derivatives do not have a legal right of set-off. In connection with our OTC derivatives that could be net-settled in the event of default, assuming all parties were to fail to comply with the terms of the agreements, for derivatives we have in a net liability position, we would owe $40 million as of March 31, 2016 and $101 million as of December 31, 2015, and for derivatives we have in a net asset position, our counterparties would owe us a total of $61 million as of March 31, 2016 and $64 million as of December 31, 2015. We manage the credit risk in connection with these and all our derivatives by entering into transactions with counterparties with investment grade credit ratings, limiting the amount of exposure with each counterparty and monitoring the financial condition of our counterparties.

Derivative Volume:

The net notional values of our derivative instruments were:

	Notional Amount
	As of March 31,	As of December 31,
	2016	2015
	(in millions)

Currency exchange contracts:
Intercompany loans and forecasted interest payments	$4,162	$4,148
Forecasted transactions	1,464	1,094
Commodity contracts	544	732
Interest rate contracts	2,115	3,033
Net investment hedge – euro notes	5,349	4,345
Net investment hedge – pound sterling notes	1,368	1,404
Net investment hedge – Swiss franc notes	1,534	1,073

Cash Flow Hedges:

Cash flow hedge activity, net of taxes, within accumulated other comprehensive earnings / (losses) included:

	For the Three Months Ended March 31,
	2016	2015
	(in millions)
Accumulated gain / (loss) at January 1	$(45)	$(2)
Transfer of realized losses / (gains) in fair value to earnings	58	(18)
Unrealized gain / (loss) in fair value	(66)	(26)

Accumulated gain / (loss) at March 31	$(53)	$(46)

After-tax gains / (losses) reclassified from accumulated other comprehensive earnings / (losses) into net earnings were:

	For the Three Months Ended March 31,
	2016	2015
	(in millions)
Currency exchange contracts – forecasted transactions	$5	$46
Commodity contracts	(3)	(2)
Interest rate contracts	(60)	(26)

Total	$(58)	$18

After-tax gains / (losses) recognized in other comprehensive earnings / (losses) were:

	For the Three Months Ended March 31,
	2016	2015
	(in millions)
Currency exchange contracts – forecasted transactions	$(12)	$49
Commodity contracts	(5)	(38)
Interest rate contracts	(49)	(37)

Total	$(66)	$(26)

Cash flow hedge ineffectiveness was not material for all periods presented.

Within interest and other expenses, net, we recorded pre-tax losses of $97 million in the first quarter of 2016 and $34 million in the first quarter of 2015 related to amounts excluded from effectiveness testing. These amounts relate to interest rate swaps no longer designated as cash flow hedges due to changes in financing plans. Due to lower overall costs and our decision to hedge a greater portion of our net investments in operations that use currencies other than the U.S. dollar as their functional currencies, our plans to issue U.S. dollar-denominated debt changed and we instead issued euro and Swiss franc-denominated notes in the current year first quarter, and euro, British pound sterling and Swiss franc-denominated notes in the prior-year first quarter.

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

Based on current market conditions, we would expect to transfer unrealized losses of $4 million (net of taxes) for commodity cash flow hedges, unrealized losses of $8 million (net of taxes) for currency cash flow hedges and unrealized losses of less than $1 million (net of taxes) for interest rate cash flow hedges to earnings during the next 12 months.

Hedge Coverage:

As of March 31, 2016, we hedged transactions forecasted to impact cash flows over the following periods:

•	commodity transactions for periods not exceeding the next 21 months;
•	interest rate transactions for periods not exceeding the next 7 years and 6 months; and
•	currency exchange transactions for periods not exceeding the next 21 months.

Fair Value Hedges:

Pre-tax gains / (losses) due to changes in fair value of our interest rate swaps and related hedged long-term debt were recorded in interest and other expense, net:

	For the Three Months Ended March 31,

	2016	2015
	(in millions)
Derivatives	$5	$4
Borrowings	(5)	(4)

Fair value hedge ineffectiveness and amounts excluded from effectiveness testing were not material for all periods presented.

Economic Hedges:

Pre-tax gains / (losses) recorded in net earnings for economic hedges were:

	For the Three Months Ended March 31,		Location of Gain / (Loss) Recognized in Earnings
	2016	2015
	(in millions)
Currency exchange contracts:
Intercompany loans and forecasted interest payments	$5	$7	Interest and other expense, net
Forecasted transactions	(31)	(3)	Cost of sales
Forecasted transactions	8	553	Interest and other expense, net
Forecasted transactions	4	(11)	Selling, general and administrative expenses
Interest rate contracts	–	1	Interest and other expense, net
Commodity contracts	(44)	(41)	Cost of sales

Total	$(58)	$506

In connection with the JDE coffee business transactions, we entered into a number of consecutive euro to U.S. dollar currency exchange forward contracts in 2015 to lock in an equivalent expected value in U.S. dollars. The mark-to-market gains and losses on the derivatives were recorded in earnings. We recorded net gains of $551 million for the three months ended March 31, 2015 within interest and other expense, net in connection with the forward contracts and the transferring of proceeds to our subsidiaries where coffee net assets and shares were deconsolidated. The currency hedge and related gains and losses were recorded within interest and other expense, net. See Note 2, Divestitures and Acquisitions – JDE Coffee Business Transactions, for additional information.

Hedges of Net Investments in International Operations:

After-tax gains / (losses) related to hedges of net investments in international operations in the form of euro, pound sterling and Swiss franc-denominated debt were:

	For the Three Months Ended March 31,		Location of Gain / (Loss) Recognized in AOCI
	2016	2015
	(in millions)
Euro notes	$154	$314	Currency
Pound sterling notes	(23)	32	Translation
Swiss franc notes	43	(13)	Adjustment
Note 9. Benefit Plans Pension Plans Components of Net Periodic Pension Cost: Net periodic pension cost consisted of the following:
	U.S. Plans		Non-U.S. Plans
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2016	2015	2016	2015
	(in millions)		(in millions)

Service cost	$13	$17	$38	$50
Interest cost	16	17	60	77
Expected return on plan assets	(24)	(23)	(110)	(119)
Amortization:
Net loss from experience differences	9	12	31	39
Prior service cost	–	–	(1)	–
Settlement losses and other expenses	4	3	–	–

Net periodic pension cost	$18	$26	$18	$47

Net periodic pension cost decreased in the first quarter of 2016 due to a combination of factors, including a decreased number of plan participants, changes in discount rates, company contributions to the plans and a change in our approach to measuring service and interest costs. For 2015, we measured service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the plan obligations. For 2016, we have elected to measure service and interest costs by applying the specific spot rates along that yield curve to the plans’ liability cash flows. We believe the new approach provides a more precise measurement of service and interest costs by aligning the timing of the plans’ liability cash flows to the corresponding spot rates on the yield curve. The impact of this change was approximately a $16 million decrease in net periodic pension cost for the three months ended March 31, 2016. This change does not affect the measurement of our plan obligations. We have accounted for this change as a change in accounting estimate and, accordingly, have accounted for it on a prospective basis.

Net pension costs of our Non-U.S. plans in the first quarter of 2016 were also favorably impacted by the reduction in our pension plan obligations due to the JDE coffee business transactions. Prior to the July 2, 2015 closing of the JDE coffee business transactions, certain active employees who transitioned to JDE participated in our Non-U.S. pension plans. Following the transactions, benefits began to be provided directly by JDE to participants continuing with JDE. JDE assumed certain pension plan obligations and received the related plan assets. In 2015, we reduced our net benefit plan liabilities by $131 million and the related deferred tax assets by $24 million. Refer to Note 2, Divestitures and Acquisitions – JDE Coffee Business Transactions, for more information. For participants that elected not to transfer into the JDE plans, we retained the plan obligations and related plan assets.

Employer Contributions:

During the three months ended March 31, 2016, we contributed $154 million to our U.S. plans and $116 million to our non-U.S. plans. As of March 31, 2016, we plan to make further contributions of approximately $16 million to our U.S. plans and approximately $263 million to our non-U.S. plans during the remainder of 2016. However, our actual contributions may differ due to many factors, including changes in tax and other benefit laws or significant differences between expected and actual pension asset performance or interest rates.

Postretirement Benefit Plans

Net periodic postretirement health care costs consisted of the following:

	For the Three Months Ended
	March 31,
	2016	2015
	(in millions)
Service cost	$3	$4
Interest cost	5	6
Amortization:
Net loss from experience differences	2	3
Prior service credit	(2)	(2)

Net periodic postretirement health care costs	$8	$11

Net periodic postretirement health care costs decreased in the first quarter of 2016 due to a combination of factors, including a decreased number of plan participants, changes in discount rates, company contributions to the plans and a change in our approach to measuring service and interest costs. For 2015, we measured service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the plan obligations. For 2016, we elected to measure service and interest costs by applying the specific spot rates along that yield curve to the plans’ liability cash flows. We believe the new approach provides a more precise measurement of service and interest costs by aligning the timing of the plans’ liability cash flows to the corresponding spot rates on the yield curve. The impact of this change was approximately a $1 million decrease in net periodic postretirement health care costs for the three months ended March 31, 2016. This change does not affect the measurement of our plan obligations. We have accounted for this change as a change in accounting estimate and, accordingly, have accounted for it on a prospective basis.

Postemployment Benefit Plans

Net periodic postemployment costs consisted of the following:

	For the Three Months Ended
	March 31,
	2016	2015
	(in millions)
Service cost	$2	$2
Interest cost	1	1

Net periodic postemployment costs	$3	$3

Note 10.  Stock Plans

Stock Options:

Stock option activity is reflected below:

	Shares Subject to Option	Weighted- Average Exercise or Grant Price Per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance at January 1, 2016	57,034,108	26.12	6 years	$229 million

Annual grant to eligible employees	7,517,290	39.70
Additional options issued	77,190	42.93

Total options granted	7,594,480	39.73
Options exercised	(1,719,156)	24.45		$28 million
Options cancelled	(487,243)	34.42

Balance at March 31, 2016	62,422,189	27.75	6 years	$281 million

Deferred Stock Units, Performance Share Units and Restricted Stock:

Historically we have made grants of deferred stock units, performance share units and restricted stock. Beginning in 2016, we will only grant deferred stock units and performance share units and no longer grant restricted stock. Our deferred stock unit, performance share unit and restricted stock activity is reflected below:

	Number of Shares	Grant Date	Weighted-Average Fair Value Per Share	Weighted-Average Aggregate Fair Value

Balance at January 1, 2016	9,418,216		$28.00

Annual grant to eligible employees:		Feb. 22, 2016
Performance share units	1,406,500		39.70
Deferred stock units	1,040,790		39.70
Additional shares granted (1)	624,378	Various	26.56

Total shares granted	3,071,668		37.03	$114 million
Vested (2)	(3,675,455)		39.95	$147 million
Forfeited (2)	(297,220)		35.41

Balance at March 31, 2016	8,517,209		25.84

(1)	Includes performance share units and deferred stock units.
(2)	Includes performance share units, deferred stock units and historically granted restricted stock.

Share Repurchase Program:

During 2013, our Board of Directors authorized the repurchase of $7.7 billion of our Common Stock through December 31, 2016. On July 29, 2015, our Finance Committee, with authorization delegated from our Board of Directors, approved an increase of $6.0 billion in the share repurchase program, raising the authorization to $13.7 billion of Common Stock repurchases, and extended the program through December 31, 2018. Repurchases under the program are determined by management and are wholly discretionary. During the three months ended March 31, 2016, we repurchased 28.9 million shares of Common Stock at an average cost of $41.04 per share, or an aggregate cost of $1.2 billion, all of which was paid during the quarter. All share repurchases were funded through available cash and commercial paper issuances. As of March 31, 2016, we have $4.3 billion in remaining share repurchase capacity.

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

As we previously disclosed, on February 1, 2011, we received a subpoena from the SEC in connection with an investigation under the FCPA, primarily related to a facility in India that we acquired in the Cadbury acquisition. The subpoena primarily requests information regarding dealings with Indian governmental agencies and officials to obtain approvals related to the operation of that facility. We are continuing to cooperate with the U.S. and Indian governments in their investigations of these matters, including through ongoing meetings with the U.S. government to discuss potential conclusion of the U.S. government investigation. On February 11, 2016, we received a “Wells” notice from the SEC indicating that the staff has made a preliminary determination to recommend that the SEC file an enforcement action against us for violations of the books and records and internal controls provisions of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in connection with the investigation. On March 18, 2016, we made a submission to the staff of the SEC in response to the notice.

In February 2013 and March 2014, Cadbury India Limited (now known as Mondelez India Foods Private Limited), a subsidiary of Mondelēz International, and other parties received show cause notices from the Indian Central Excise Authority (the “Excise Authority”) calling upon the parties to demonstrate why the Excise Authority should not collect a total of 3.7 billion Indian rupees ($56 million as of March 31, 2016) of unpaid excise tax and an equivalent amount of penalties, as well as interest, related to production at the same Indian facility. We contested these demands for unpaid excise taxes, penalties and interest. On March 27, 2015, after several hearings, the Commissioner of the Excise Authority issued an order denying the excise exemption that we claimed for the Indian facility and confirming the Excise Authority’s demands for total taxes and penalties in the amount of 5.8 billion Indian rupees ($88 million as of March 31, 2016). We have appealed this order. In addition, the Excise Authority issued additional show cause notices on February 6, 2015 and December 8, 2015 on the same issue but covering the periods January to October 2014 and November 2014 to September 2015, respectively. These notices added a total of 2.4 billion Indian rupees ($36 million as of March 31, 2016) of unpaid excise taxes as well as penalties to be determined up to an amount equivalent to that claimed by the Excise Authority and interest. We believe that the decision to claim the excise tax benefit is valid and we are continuing to contest the show cause notices through the administrative and judicial process.

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

Third-Party Guarantees:

We enter into third-party guarantees primarily to cover the long-term obligations of our vendors. As part of these transactions, we guarantee that third parties will make contractual payments or achieve performance measures. At March 31, 2016, we had no material third-party guarantees recorded on our condensed consolidated balance sheet.

Note 12.   Reclassifications from Accumulated Other Comprehensive Income

The following table summarizes the changes in the accumulated balances of each component of accumulated other comprehensive earnings / (losses) attributable to Mondelēz International. Amounts reclassified from accumulated other comprehensive earnings / (losses) to net earnings (net of tax) were net losses of $140 million in the three months ended March 31, 2016 and $24 million in the three months ended March 31, 2015.

	For the Three Months Ended
	March 31,
	2016	2015
	(in millions)
Currency Translation Adjustments:
Balances at January 1,	$(8,006)	$(5,042)
Currency translation adjustments attributable to:
Translation of international operations (1)	792	(2,352)
Pension and other benefits	(30)	131
Derivatives accounted for as net investment hedges	(274)	525
Noncontrolling interests	13	(25)
Tax (expense) / benefit	100	(192)

Other comprehensive earnings / (losses)	601	(1,913)
Less: portion attributable to noncontrolling interests	13	(25)

Balances at March 31,	(7,418)	(6,930)

Pension and Other Benefits:
Balances at January 1,	$(1,934)	$(2,274)
Losses / (gains) reclassified into net earnings:
Amortization of experience losses and prior service costs (2)	29	52
Settlement losses (2)	4	3
Tax (expense) / benefit on reclassifications (3)	(9)	(13)

Other comprehensive earnings / (losses)	24	42

Balances at March 31,	(1,910)	(2,232)

Derivatives Accounted for as Hedges:
Balances at January 1,	$(46)	$(2)
Net derivative gains / (losses)	(90)	(56)
Tax (expense) / benefit on net derivative gain / (loss)	24	30
Losses / (gains) reclassified into net earnings:
Currency exchange contracts - forecasted transactions (4)	(6)	(50)
Commodity contracts (4)	5	5
Interest rate contracts (5)	96	41
Tax (expense) / benefit on reclassifications (3)	(36)	(14)

Other comprehensive earnings / (losses)	(7)	(44)

Balances at March 31,	(53)	(46)

Accumulated other comprehensive income attributable to Mondelēz International:
Balance at January 1,	$(9,986)	$(7,318)
Total other comprehensive earnings / (losses)	618	(1,915)
Less: portion attributable to noncontrolling interests	13	(25)

Other comprehensive earnings / (losses) attributable to Mondelez International	605	(1,890)

Balance at March 31,	$(9,381)	$(9,208)

(1)	Includes $57 million of historical cumulative transaction adjustments reclassified to net earnings within the gain on equity method investment exchange.
(2)	These reclassified gains or losses are included in the components of net periodic benefit costs disclosed in Note 9, Benefit Plans, and equity method investment net earnings.
(3)	Taxes related to reclassified gains or losses are recorded within the provision for income taxes.
(4)	These reclassified gains or losses are recorded within cost of sales.
(5)	These reclassified gains or losses are recorded within interest and other expense, net.

Note 13.   Income Taxes

Based on current tax laws, our estimated annual effective tax rate for 2016 is 22.0%, reflecting favorable impacts from the mix of pre-tax income in various non-U.S. tax jurisdictions. Our 2016 first quarter effective tax rate of 10.3% was favorably impacted by net tax benefit from $56 million of discrete one-time events. The discrete net tax benefit primarily consisted of a $39 million benefit from release of uncertain tax positions due to expirations of statutes of limitations in several jurisdictions.

As of the first quarter of 2015, our estimated annual effective tax rate for 2015 was 20.5%, reflecting favorable impacts from the mix of pre-tax income in various non-U.S. tax jurisdictions. Our 2015 first quarter effective tax rate of 26.6% was unfavorably impacted by net tax expense from $25 million of discrete one-time events. The discrete net tax expense primarily consisted of a $32 million tax charge related to the sale of our interest in a Japanese coffee joint venture that subsequently closed on April 23, 2015. The investment’s change to held-for-sale status in the first quarter of 2015 resulted in the recognition of the tax charge since we were no longer indefinitely reinvested in this joint venture.

Note 14.   Earnings Per Share

Basic and diluted earnings per share (“EPS”) from continuing and discontinued operations were calculated using the following:

	For the Three Months Ended
	March 31,
	2016	2015
	(in millions, except per share data)

Net earnings	$557	$312
Noncontrolling interest (earnings) / losses	(3)	12

Net earnings attributable to Mondelēz International	$554	$324

Weighted-average shares for basic EPS	1,569	1,648
Plus incremental shares from assumed conversions of stock options and long-term incentive plan shares	18	17

Weighted-average shares for diluted EPS	1,587	1,665

Basic earnings per share attributable to Mondelēz International	$0.35	$0.20
Diluted earnings per share attributable to Mondelēz International	$0.35	$0.19

We exclude antidilutive Mondelēz International stock options from our calculation of weighted-average shares for diluted EPS. We excluded 8.6 million antidilutive stock options for the three months ended March 31, 2016 and 10.9 million antidilutive stock options for the three months ended March 31, 2015.

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

Historically, we have recorded income from equity method investments within our operating income as these investments were part of our base business. Beginning in the third quarter of 2015, to align with the accounting for our new coffee equity method investment in JDE, we began to record the earnings from our equity method investments in equity method investment earnings outside of segment operating income. For the three months ended March 31, 2016, equity method investment net earnings were $85 million. Earnings from equity method investments for the three months ended March 31, 2015 recorded within segment operating income were $22 million in Asia Pacific, $3 million in North America and $1 million in EEMEA. See Note 1, Basis of Presentation – Principles of Consolidation, for additional information.

We use segment operating income to evaluate segment performance and allocate resources. We believe it is appropriate to disclose this measure to help investors analyze segment performance and trends. Segment operating income excludes unrealized gains and losses on hedging activities (which are a component of cost of sales), general corporate expenses (which are a component of selling, general and administrative expenses), amortization of intangibles, gains and losses on divestitures or acquisitions, gain on the JDE coffee business transactions, gain on equity method investment exchange, loss on deconsolidation of Venezuela and acquisition-related costs (which are a component of selling, general and administrative expenses) in all periods presented. We exclude these items from segment operating income in order to provide better transparency of our segment operating results. Furthermore, we centrally manage interest and other expense, net. Accordingly, we do not present these items by segment because they are excluded from the segment profitability measure that management reviews.

Our segment net revenues and earnings were:

	For the Three Months Ended
	March 31,
	2016	2015
	(in millions)
Net revenues:
Latin America (1)	$817	$1,257
Asia Pacific (2)	1,127	1,153
EEMEA (2)	547	695
Europe (2)	2,289	2,975
North America	1,675	1,682

Net revenues	$6,455	$7,762

(1)	For the three months ended March 31, 2015, net revenues of $218 million from our Venezuelan subsidiaries are included in our condensed consolidated financial statements. Beginning in 2016, we account for our Venezuelan subsidiaries using the cost method of accounting and no longer include net revenues of our Venezuelan subsidiaries within our condensed consolidated financial statements. Refer to Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting: Venezuela, for more information.
(2)	On July 2, 2015, we contributed our global coffee businesses primarily from our Europe, EEMEA and Asia Pacific segments. The net revenues of our global coffee business for the three months ended March 31, 2015 were $618 million in Europe, $116 million in EEMEA and $18 million in Asia Pacific. Refer to Note 2, Divestitures and Acquisitions – JDE Coffee Business Transactions, for more information.

	For the Three Months Ended
	March 31,
	2016	2015
	(in millions)
Earnings from continuing operations before income taxes:
Operating income:
Latin America	$67	$154
Asia Pacific	148	146
EEMEA	51	32
Europe	343	326
North America	271	281
Unrealized gains / (losses) on hedging activities	(54)	(7)
General corporate expenses	(60)	(74)
Amortization of intangibles	(44)	(46)
Acquisition-related costs	–	(1)

Operating income	722	811
Interest and other expense, net	(244)	(386)

Earnings from continuing operations before income taxes	$478	$425

Items impacting our segment operating results are discussed in Note 1, Basis of Presentation, including the Venezuela deconsolidation and currency devaluation, Note 2, Divestitures and Acquisitions, Note 5, Goodwill and Intangible Assets, and Note 6, 2014-2018 Restructuring Program. Also see Note 7, Debt and Borrowing Arrangements, and Note 8, Financial Instruments, for more information on our interest and other expense, net for each period.

Net revenues by product category were:

	For the Three Months Ended March 31, 2016
	Latin	Asia			North
	America	Pacific	EEMEA	Europe	America	Total
	(in millions)

Biscuits	$164	$336	$125	$589	$1,361	$2,575
Chocolate	198	393	160	1,203	45	1,999
Gum & Candy	216	186	114	172	269	957
Beverages (1)	164	96	82	47	–	389
Cheese & Grocery	75	116	66	278	–	535

Total net revenues	$817	$1,127	$547	$2,289	$1,675	$6,455

	For the Three Months Ended March 31, 2015
	Latin	Asia			North
	America (2)	Pacific	EEMEA	Europe (3)	America	Total
	(in millions)

Biscuits	$309	$316	$124	$594	$1,358	$2,701
Chocolate	294	402	199	1,234	56	2,185
Gum & Candy	295	191	118	183	268	1,055
Beverages (1)	214	115	185	674	–	1,188
Cheese & Grocery	145	129	69	290	–	633

Total net revenues	$1,257	$1,153	$695	$2,975	$1,682	$7,762

(1)	On July 2, 2015, we contributed our global coffee businesses primarily from our Europe, EEMEA and Asia Pacific segment beverage categories. The net revenues of our global coffee business for the three months ended March 31, 2015 were $618 million in Europe, $116 million in EEMEA and $18 million in Asia Pacific. Refer to Note 2, Divestitures and Acquisitions – JDE Coffee Business Transactions, for more information.
(2)	For the three months ended March 31, 2015, our Venezuelan subsidiaries net revenues of $104 million in biscuits, $63 million in cheese & grocery, $35 million in gum & candy and $16 million in beverages are included in our condensed consolidated financial statements. Beginning in 2016, we account for our Venezuelan subsidiaries using the cost method of accounting and no longer include net revenues of our Venezuelan subsidiaries within our condensed consolidated financial statements. Refer to Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting: Venezuela, for more information.
(3)	During 2016, we realigned some of our products across product categories within our Europe segment and as such, we reclassified the product category net revenues on a basis consistent with the 2016 presentation.

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

JDE Coffee Business Transactions

On July 2, 2015, we completed transactions to combine our wholly owned coffee businesses (including our coffee portfolio in France) with those of D.E Master Blenders 1753 B.V. (“DEMB”) to create a new company, Jacobs Douwe Egberts (“JDE”). Following the exchange of a portion of our investment in JDE for an interest in Keurig Green Mountain Inc. (“Keurig”) in March 2016, we now hold a 26.5% equity interest in JDE. The remaining 73.5% equity interest in JDE is held by a subsidiary of Acorn Holdings B.V. (“AHBV,” owner of DEMB prior to July 2, 2015). Please see discussion of the acquisition of an interest in Keurig below under Keurig Transaction.

In connection with the contribution of our global coffee businesses to JDE, we recorded a pre-tax gain of $6.8 billion (or $6.6 billion after taxes) in 2015. We also recorded approximately $1.0 billion of pre-tax net gains related to hedging the expected cash proceeds from the transactions as described further below.

The consideration we received consisted of €3.8 billion of cash ($4.2 billion as of July 2, 2015), a 43.5% equity interest in JDE (prior to the decrease in ownership due to the Keurig transaction discussed below) and $794 million in receivables (related to sales price adjustments and tax formation cost payments). During the third quarter of 2015, we also recorded $283 million of cash and receivables from JDE related to reimbursement of costs that we incurred in separating our coffee businesses. The cash and equity consideration we received at closing reflects that we retained our interest in a Korea-based joint venture, Dongsuh Foods Corporation (“DSF”). During the second quarter of 2015, we also completed the sale of our interest in a Japanese coffee joint venture, Ajinomoto General Foods, Inc. (“AGF”). In lieu of contributing our interest in the AGF joint venture to JDE, we contributed the net cash proceeds from the sale, and the transaction did not change the consideration received for our global coffee businesses. Please see Note 2, Divestitures and Acquisitions – Other Divestitures and Acquisitions, for discussion of the divestiture of AGF.

During the fourth quarter of 2015, we and JDE concluded negotiations of a sales price adjustment and completed the valuation of our investment in JDE. Primarily due to the negotiated resolution of the sales price adjustment in the fourth quarter, we recorded a $313 million reduction in the pre-tax gain on the coffee transaction, reducing the $7.1 billion estimated gain in the third quarter to the $6.8 billion final gain for 2015. As part of our sales price negotiations, we retained the right to collect future cash payments if certain estimated pension liabilities come in over an agreed amount in the future. As such, we may recognize additional income related to this negotiated term in the future.

The final value of our investment in JDE on July 2, 2015 was €4.1 billion ($4.5 billion as of July 2, 2015). The fair value of the JDE investment was determined using both income-based and market-based valuation techniques. The discounted cash flow analysis reflected growth, discount and tax rates and other assumptions reflecting the underlying combined businesses and countries in which the combined coffee businesses operate. The fair value of the JDE investment also included the fair values of the Carte Noire and Merrild businesses, which JDE planned to divest to comply with the conditioned approval by the European Commission related to the JDE coffee business transactions. As of the end of the first quarter of 2016, these businesses have been sold by JDE. As the July 2, 2015 fair values for these businesses were recorded by JDE at their pending sales values, we did not record any gain or loss on the sales of these businesses in our share of JDE’s earnings.

In connection with the expected receipt of cash in euros at the time of closing, we entered into a number of consecutive currency exchange forward contracts in 2014 and 2015 to lock in an equivalent expected value in U.S. dollars as of the date the JDE coffee business transactions were first announced in May 2014. Cumulatively, we realized aggregate net gains and received cash of approximately $1.0 billion on these hedging contracts that increased the cash we received in connection with the JDE coffee business transactions from $4.2 billion in cash consideration received to $5.2 billion. In connection with these currency contracts, we recognized net gains of $551 million in the three months ended March 31, 2015 within interest and other expense, net. For additional information on the JDE coffee business transactions, see Note 2, Divestitures and Acquisitions.

Keurig Transaction

On March 3, 2016, a subsidiary of AHBV completed the $13.9 billion acquisition of all of the outstanding common stock of Keurig through a merger transaction. On March 7, 2016, we exchanged with a subsidiary of AHBV a portion of our equity interest in JDE with a carrying value of €1.7 billion (approximately $2.0 billion as of March 7, 2016) for an interest in Keurig with a fair value of $2.0 billion based on the merger consideration per share for Keurig. We recorded the difference between the fair value of Keurig and our basis in JDE shares as a $43 million gain on equity method investment exchange in March 2016. Following the exchange, our ownership interest in JDE is 26.5% and our interest in Keurig is 24.2%. Both AHBV and we hold our investments in Keurig through a combination of equity and interests in a shareholder loan, with pro-rata ownership of each. Our initial $2.0 billion investment in Keurig includes a $1.6 billion Keurig equity interest and a $0.4 billion shareholder loan receivable, which are reported on a combined basis within equity method investments on our condensed consolidated balance sheet as of March 31, 2016. The shareholder loan has a 5.5% interest rate and is payable at the end of a seven-year term on February 27, 2023. For the month ended March 31, 2016, we recorded $8 million of equity earnings and $2 million of interest income from the shareholder loan within equity method earnings. We continue to account for our investments in JDE and Keurig under the equity method and recognize our share of their earnings within equity method investment earnings and our share of their dividends within our cash flows.

We have reflected the results of our historical coffee businesses and equity earnings from JDE, Keurig and DSF in our results from continuing operations as the coffee category continues to be a significant part of our net earnings and business strategy going forward. For the three months ended March 31, 2016, the equity method investment earnings contributed by our coffee investments included $47 million from JDE and $24 million from DSF, as well as $10 million from Keurig for the month of March. For the three months ended March 31, 2015, after-tax earnings were $113 million for the coffee businesses we contributed to JDE on July 2, 2015 and $20 million for DSF.

Venezuela Deconsolidation

Effective as of the close of the 2015 fiscal year, we concluded that we no longer met the accounting criteria for consolidation of our Venezuelan subsidiaries due to a loss of control over our Venezuelan operations and an other-than-temporary lack of currency exchangeability. As of the close of the 2015 fiscal year, we deconsolidated and changed to the cost method of accounting for our Venezuelan operations. We recorded a $778 million pre-tax loss on December 31, 2015 as we reduced the value of our cost method investment in Venezuela and all Venezuelan receivables held by our other subsidiaries to realizable fair value, resulting in full impairment. The recorded loss also included historical cumulative translation adjustments related to our Venezuelan operations that had previously been recorded in accumulated other comprehensive losses within equity.

Beginning in 2016, we no longer include net revenues, earnings or net assets of our Venezuelan subsidiaries within our consolidated financial statements. Under the cost method of accounting, earnings are only recognized to the extent cash is received. Given the current and ongoing difficult economic, regulatory and business environment in Venezuela, there continues to be significant uncertainty related to our operations in Venezuela, and we expect these conditions will continue for the foreseeable future. We will monitor the extent of our ability to control our Venezuelan operations and the liquidity and availability of U.S. dollars at different rates as our current situation in Venezuela may change over time and lead to consolidation at a future date. See below Discussion and Analysis of Historical Results – Items Affecting Comparability of Financial Results, and Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting: Venezuela, for more information on our historical Venezuelan operating results, including the remeasurement loss recorded in the first quarter of 2015.

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

We also monitor a number of factors and trends that we expect may impact our revenues and profitability objectives. During the first quarter of 2016, we began the national re-negotiation of the collective bargaining agreements for eight U.S. facilities, and these negotiations continued into the second quarter of 2016. We also continued to note trends similar to those we highlighted in our most recently filed Annual Report on Form 10-K for the year ended December 31, 2015. In particular, volatility in the global commodity and currency markets continued. Refer to Note 6, 2014-2018 Restructuring Program, for additional information on the North America region collective bargaining agreement re-negotiations, and refer to Commodity Trends appearing later in this section and Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting, for additional information on our commodity costs and specific currency risks we are monitoring.

Summary of Results

•	Net revenues decreased 16.8% to $6.5 billion in the first quarter of 2016 as compared to the first quarter of 2015. Net revenues in 2016 were significantly affected by the July 2, 2015 contribution of our global coffee business to JDE, unfavorable currency translation as the U.S. dollar strengthened against most currencies in which we operate compared to exchange rates in the prior year and the deconsolidation of our Venezuelan subsidiaries.

•	Organic Net Revenue increased 2.1% to $6.9 billion in the first quarter of 2016 as compared to the first quarter of 2015. Organic Net Revenue is a non-GAAP financial measure we use to evaluate our underlying results (see the definition of Organic Net Revenue and our reconciliation with net revenues within Non-GAAP Financial Measures appearing later in this section).

•	Diluted EPS attributable to Mondelēz International increased 84.2% to $0.35 in the first quarter of 2016 as compared to the first quarter of 2015. A number of significant items also affected the comparability of our reported results, as further described in the Discussion and Analysis of Historical Results appearing later in this section and in the notes to the condensed consolidated financial statements.

•	Adjusted EPS increased 23.1% to $0.48 in the first quarter of 2016 as compared to the first quarter of 2015. On a constant currency basis, Adjusted EPS increased 30.8% to $0.51 in the first quarter of 2016. Adjusted EPS is a non-GAAP financial measure we use to evaluate our underlying results (see the definition of Adjusted EPS and our reconciliation with diluted EPS within Non-GAAP Financial Measures appearing later in this section).

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

		For the Three Months Ended March 31,
	See Note	2016	2015
		(in millions of U.S. dollars)

Coffee business transactions:	Note 2
Historical operating income		–	130
Incremental costs for readying the businesses		–	(28)
Currency-related hedging net gains (1)		–	551
Gain on Keurig equity method investment exchange (2)		43	–

Venezuela:	Note 1
Historical operating income		–	53
Remeasurement of net monetary assets		–	(11)

2014-2018 Restructuring Program:	Note 6
Restructuring charges		(139)	(163)
Implementation charges		(98)	(61)

Loss on debt extinguishment and related expenses	Note 7	–	(713)

Loss related to interest rate swaps	Note 7	(97)	(34)

Intangible asset impairment charge	Note 5	(14)	–

Effective tax rate	Note 13	10.3%	26.6%

(1)	To lock in an expected U.S. dollar value of approximately $5 billion related to the estimated €4 billion cash receipt upon closing, we entered into currency exchange forward contracts beginning in May 2014, when the transaction was announced. We recognized net gains of $551 million on these contracts during the first quarter of 2015.
(2)	Note the gain on equity method investment exchange is recorded outside of pre-tax operating results on the condensed consolidated statement of earnings as it relates to our after-tax equity method investments.

Consolidated Results of Operations

The following discussion compares our consolidated results of operations for the three months ended March 31, 2016 and 2015.

Three Months Ended March 31:

	For the Three Months Ended
	March 31,
	2016	2015		$ change	% change
	(in millions, except per share data)

Net revenues	$6,455	$7,762		$(1,307)	(16.8)%

Operating income	722	811		(89)	(11.0)%

Net earnings attributable to Mondelēz International	554	324		230	71.0%

Diluted earnings per share attributable to Mondelēz International	0.35	0.19		0.16	84.2%

Net Revenues – Net revenues decreased $1,307 million (16.8%) to $6,455 million in the first quarter of 2016, and Organic Net Revenue (1) increased $145 million (2.1%) to $6,899 million. Organic Net Revenue growth from Power Brands was 3.8% and from emerging markets was 3.6%. The underlying changes in net revenues and Organic Net Revenue are detailed below:

		2016
Change in net revenues (by percentage point)
Higher net pricing		2.8	pp
Unfavorable volume/mix		(0.7	)pp

Total change in Organic Net Revenue (1)		2.1%
Historical coffee business (2)		(9.4	)pp
Unfavorable currency		(7.2	)pp
Historical Venezuelan operations (3)		(2.4	)pp
Impact of accounting calendar change		(0.5	)pp
Impact of acquisitions		0.6	pp

Total change in net revenues		(16.8)%

(1)	Please see the Non-GAAP Financial Measures section at the end of this item.
(2)	Includes our historical global coffee business prior to the July 2, 2015 JDE coffee business transactions. Refer to Note 2, Divestitures and Acquisitions, and Non-GAAP Financial Measures appearing later in this section for more information.
(3)	Includes the historical results of our Venezuelan subsidiaries prior to the December 31, 2015 deconsolidation. Refer to Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting: Venezuela, for more information.

Organic Net Revenue was driven by higher net pricing, partially offset by unfavorable volume/mix. Net pricing was up, which includes the benefit of carryover pricing from 2015 as well as the effects of input cost-driven pricing actions taken during the quarter. Higher net pricing was reflected across all segments except Europe. Unfavorable volume/mix was reflected in Latin America and EEMEA, partially offset by favorable volume/mix in all other segments. Unfavorable volume/mix in Latin America and EEMEA was largely due to price elasticity as well as strategic decisions to exit certain low-margin product lines. The adjustment for deconsolidating our historical coffee business resulted in a year-over-year decrease in net revenues of $752 million for the quarter. Unfavorable currency impacts decreased net revenues by $487 million, due primarily to the strength of the U.S. dollar relative to several currencies, including the Brazilian real, Argentinean peso, British pound sterling, Mexican peso, Australian dollar and euro. The deconsolidation of our historical Venezuelan operations resulted in a year-over-year decrease in net revenues of $218 million for the quarter. The North America segment accounting calendar change made in 2015 resulted in a year-over-year decrease in net revenues of $38 million for the quarter. The impact of acquisitions primarily includes the July 15, 2015 acquisition of a biscuit operation in Vietnam, which added $38 million in incremental net revenues (constant currency basis) for the quarter.

Operating Income – Operating income decreased $89 million (11.0%) to $722 million in the first quarter of 2016, Adjusted Operating Income (1) increased $110 million (12.7%) to $974 million and Adjusted Operating Income on a constant currency basis (1) increased $173 million (20.0%) to $1,037 million due to the following:

	Operating Income	Change
	(in millions)	(percentage point)

Operating Income for the Three Months Ended March 31, 2015	$811
2012-2014 Restructuring Program costs (2)	(2)	(0.3)pp
2014-2018 Restructuring Program costs (2)	224	31.2pp
Operating income from Venezuelan subsidiaries (3)	(53)	(6.3)pp
Remeasurement of net monetary assets in Venezuela (3)	11	1.4pp
Operating income from historical coffee business (4)	(130)	(19.7)pp
Costs associated with the JDE coffee business transactions (5)	28	5.3pp
Reclassification of equity method investment earnings (6)	(25)	(4.7)pp
Operating income from divestiture (7)	–	–
Acquisition-related costs (8)	1	0.1pp
Other / rounding	(1)	(0.1)pp
Adjusted Operating Income (1) for the Three Months Ended March 31, 2015	$864
Higher net pricing	191	22.6pp
Lower input costs	14	1.7pp
Unfavorable volume/mix	(19)	(2.2)pp
Lower selling, general and administrative expenses	40	4.7pp
Change in unrealized gains/losses on hedging activities	(37)	(4.4)pp
Impact of accounting calendar change (9)	(19)	(2.7)pp
Impact from acquisitions (8)	3	0.3pp

Total change in Adjusted Operating Income (constant currency) (1)	173	20.0%
Unfavorable currency—translation	(63)	(7.3)pp

Total change in Adjusted Operating Income (1)	110	12.7%

Adjusted Operating Income (1) for the Three Months Ended March 31, 2016	$974
2014-2018 Restructuring Program costs (2)	(237)	(28.9)pp
Acquisition integration costs (8)	(3)	(0.3)pp
Intangible asset impairment charge (10)	(14)	(1.6)pp
Other / rounding	2	0.2pp

Operating Income for the Three Months Ended March 31, 2016	$722	(11.0)%

(1)	Refer to the Non-GAAP Financial Measures section at the end of this item.
(2)	Refer to Note 6, 2014-2018 Restructuring Program, for more information on our 2014-2018 Restructuring Program and Note 6 to the consolidated financial statement in our Form 10-K for the year ended December 31, 2015 for more information on our 2012-2014 Restructuring Program.
(3)	Includes the historical results of our Venezuelan subsidiaries prior to the December 31, 2015 deconsolidation. Refer to Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting: Venezuela, for more information on the deconsolidation and remeasurement loss in 2015.
(4)	Includes our historical global coffee business prior to the July 2, 2015 divestiture. Refer to Note 2, Divestitures and Acquisitions, and Non-GAAP Financial Measures appearing later in this section for more information.
(5)	Refer to Note 2, Divestitures and Acquisitions, for more information on the JDE coffee business transactions.
(6)	Historically, we have recorded income from equity method investments within our operating income as these investments operated as extensions of our base business. Beginning in the third quarter of 2015, to align with the accounting for JDE earnings, we began to record the earnings from our equity method investments in equity method investment earnings outside of operating income. In periods prior to July 2, 2015, we have reclassified the equity method earnings from Adjusted Operating Income to evaluate our operating results on a consistent basis.
(7)	Includes the April 23, 2015 divestiture of AGF which contributed less than $1 million of operating income in the first quarter of 2015. Refer to Note 2, Divestitures and Acquisitions, for more information.
(8)	Refer to Note 2, Divestitures and Acquisitions, for more information on the 2016 acquisition of an interest in Keurig and the 2015 acquisitions of a biscuit operation in Vietnam and Enjoy Life Foods.

(9)	Refer to Note 1, Basis of Presentation, for more information on the accounting calendar change in 2015.
(10)	Refer to Note 2, Divestitures and Acquisitions – Other Divestitures and Acquisitions, and Note 5, Goodwill and Intangible Assets, for more information on the impairment charge recorded in March 2016 on a trademark arising from a binding offer to sell and license certain local confectionery brands in France.

During the quarter, we realized higher net pricing while input costs declined slightly. Higher net pricing, which included the carryover impact of pricing actions taken in 2015, was reflected across all segments except Europe. The decrease in input costs was driven by lower manufacturing costs due to productivity, which were mostly offset by higher raw material costs, in part due to higher currency exchange transaction costs on imported materials. Unfavorable volume/mix was driven by Latin America and Asia Pacific, which was mostly offset by favorable volume/mix in Europe and North America.

Total selling, general and administrative expenses decreased $309 million from the first quarter of 2015, due to a number of factors noted in the table above, including in part, the adjustment for deconsolidating our historical coffee business, a favorable currency impact, lower costs associated with the JDE coffee business transactions, the deconsolidation of our Venezuelan operations and lower devaluation charges related to our net monetary assets in Venezuela. The decreases were partially offset by increases from the reclassification of equity method investment earnings, higher costs incurred for the 2014-2018 Restructuring Program and the impact of acquisitions.

Excluding the factors noted above, selling, general and administrative expenses decreased $40 million from the first quarter of 2015. The decrease was driven primarily by lower overhead costs due to continued cost reduction efforts, partially offset by higher advertising and consumer promotions support, particularly behind our Power Brands.

Excluding the portion related to deconsolidating our historical coffee business, the change in unrealized gains / (losses) decreased operating income by $37 million in the first quarter of 2016. In the first quarter of 2016, the net unrealized losses on currency and commodity hedging activity were $54 million, as compared to net unrealized losses of $17 million ($7 million including coffee related activity) in the first quarter of 2015 related to currency and commodity hedging activity.

Unfavorable currency impacts decreased operating income by $63 million, due primarily to the strength of the U.S. dollar relative to most currencies, including the Brazilian real, Argentinean peso, British pound sterling and Australian dollar.

Operating income margin increased from 10.4% in the first quarter of 2015 to 11.2% in the first quarter of 2016. The increase in operating income margin was driven primarily by an increase in our Adjusted Operating Income margin and the absence of costs associated with the JDE coffee business transactions. The items that increased operating income margin were partially offset by the deconsolidation of our historical coffee business, the deconsolidation of our Venezuelan operations, the reclassification of equity method earnings, higher costs incurred for the 2014-2018 Restructuring Program and an intangible asset impairment charge. Adjusted Operating Income margin increased from 12.7% in the first quarter of 2015 to 15.1% in the first quarter of 2016. The increase in Adjusted Operating Income margin was driven primarily by improved gross margin, reflecting productivity efforts partially offset by the year-over-year unfavorable impact of unrealized gains / (losses) on currency and commodity hedging activities, and improved overhead leverage from cost reduction programs, partially offset by increased advertising and consumer promotions support.

Net Earnings and Earnings per Share Attributable to Mondelēz International – Net earnings attributable to Mondelēz International of $554 million increased by $230 million (71.0%) in the first quarter of 2016. Diluted EPS attributable to Mondelēz International was $0.35 in the first quarter of 2016, up $0.16 (84.2%) from the first quarter of 2015. Adjusted EPS (1) was $0.48 in the first quarter of 2016, up $0.9 (23.1%) from the first quarter of 2016. Adjusted EPS on a constant currency basis (1) was $0.51 in the first quarter of 2016, up $0.12 (30.8%) from the first quarter of 2015.

Diluted EPS

Diluted EPS Attributable to Mondelēz International for the Three Months Ended March 31, 2015	$0.19
2012-2014 Restructuring Program costs (2)	–
2014-2018 Restructuring Program costs (2)	0.11
Net earnings from Venezuelan subsidiaries (3)	(0.02)
Remeasurement of net monetary assets in Venezuela (3)	0.01
(Income) / costs associated with the JDE coffee business transactions (4)	(0.20)
Loss related to interest rate swaps (5)	0.01
Net earnings from divestiture (6)	0.02
Acquisition-related costs (7)	–
Loss on debt extinguishment and related expenses (8)	0.27

Adjusted EPS (1) for the Three Months Ended March 31, 2015	$0.39
Increase in operations	0.10
Decrease in operations from historical coffee business and equity method investments (9)	(0.03)
Change in unrealized gains / (losses) on hedging activities	(0.02)
Impact of accounting calendar change (10)	(0.01)
Impact of acquisitions (7)	–
Lower interest and other expense, net (11)	0.02
Changes in shares outstanding (12)	0.02
Changes in income taxes (13)	0.04

Adjusted EPS (constant currency) (1) for the Three Months Ended March 31, 2016	$0.51
Unfavorable currency—translation	(0.03)

Adjusted EPS (1) for the Three Months Ended March 31, 2016	$0.48
2014-2018 Restructuring Program costs (2)	(0.11)
Acquisition integration costs (7)	–
Intangible asset impairment charge (14)	(0.01)
Loss related to interest rate swaps (5)	(0.04)
Equity method investee acquisition-related and other adjustments (15)	–
Gain on equity method investment exchange (7)	0.03
Acquisition-related costs (7)	–

Diluted EPS Attributable to Mondelēz International for the Three Months Ended March 31, 2016	$0.35

(1)	Refer to the Non-GAAP Financial Measures section at the end of this item.
(2)	Refer to Note 6, 2014-2018 Restructuring Program, for more information on our 2014-2018 Restructuring Program and Note 6 to the consolidated financial statement in our Form 10-K for the year ended December 31, 2015 for more information on our 2012-2014 Restructuring Program.
(3)	Includes the historical results of our Venezuelan subsidiaries prior to the December 31, 2015 deconsolidation. Refer to Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting: Venezuela, for more information on the deconsolidation and remeasurement loss in 2015.
(4)	Refer to Note 2, Divestitures and Acquisitions, for more information on the JDE coffee business transactions. Net gains of $551 million in the first quarter of 2015 on the currency hedges related to the JDE coffee business transactions were recorded in interest and other expense, net and are included in the (income) / costs associated with the JDE coffee business transactions of $(0.20) in the table above.
(5)	Refer to Note 8, Financial Instruments, for more information on our interest rate swaps, which we no longer designate as cash flow hedges during the three months ended March 31, 2016 and 2015 due to changes in financing and hedging plans.
(6)	Refer to Note 2, Divestitures and Acquisitions, for more information on the April 23, 2015 divestiture of AGF.

(7)	Refer to Note 2, Divestitures and Acquisitions, for more information on the 2016 acquisition of an interest in Keurig and the 2015 acquisitions of a biscuit operation in Vietnam and Enjoy Life Foods.
(8)	Refer to Note 7, Debt and Borrowing Arrangements, for more information on our loss on debt extinguishment and related expenses in connection with our debt tender offer in March 2015.
(9)	Includes our historical coffee business results and equity earnings from JDE and our other equity method investees. Refer to Note 2, Divestitures and Acquisitions, and Non-GAAP Financial Measures appearing later in this section for more information.
(10)	Refer to Note 1, Basis of Presentation, for more information on the accounting calendar change in 2015.
(11)	Excludes the favorable currency impact on interest expense related to our non-U.S. dollar-denominated debt which is included in currency translation.
(12)	Refer to Note 10, Stock Plans, for more information on our equity compensation programs and share repurchase program and Note 14, Earnings Per Share, for earnings per share weighted-average share information.
(13)	Refer to Note 13, Income Taxes, for more information on the change in our income taxes and effective tax rate.
(14)	Refer to Note 2, Divestitures and Acquisitions – Other Divestitures and Acquisitions, and Note 5, Goodwill and Intangible Assets, for more information on the impairment charge recorded in March 2016 on a trademark arising from a binding offer to sell and license certain confectionery brands in France.
(15)	Includes our proportionate share of unusual or infrequent items, such as acquisition and divestiture-related costs and restructuring program costs, recorded by our JDE and Keurig equity method investees.

Results of Operations by Reportable Segment

Our operations and management structure are organized into five reportable operating segments:

•	Latin America
•	Asia Pacific
•	EEMEA
•	Europe
•	North America

We manage our operations by region to leverage regional operating scale, manage different and changing business environments more effectively and pursue growth opportunities as they arise in our key markets. Our regional management teams have responsibility for the business, product categories and financial results in the regions.

Historically, we have recorded income from equity method investments within our operating income as these investments were part of our base business. Beginning in the third quarter of 2015, to align with the accounting for our new coffee equity method investment in JDE, we began to record the earnings from our equity method investments in equity method investment earnings outside of segment operating income. For the three months ended March 31, 2016, equity method investment net earnings were $85 million. Earnings from equity method investments for the three months ended March 31, 2015 recorded within segment operating income were $22 million in Asia Pacific, $3 million in North America and $1 million in EEMEA. See Note 1, Basis of Presentation – Principles of Consolidation, for additional information.

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

Our segment net revenues and earnings were:

	For the Three Months Ended
	March 31,
	2016	2015
	(in millions)

Net revenues:
Latin America (1)	$817	$1,257
Asia Pacific (2)	1,127	1,153
EEMEA (2)	547	695
Europe (2)	2,289	2,975
North America	1,675	1,682

Net revenues	$6,455	$7,762

(1)	For the three months ended March 31, 2015, net revenues of $218 million from our Venezuelan subsidiaries are included in our condensed consolidated financial statements. Beginning in 2016, we account for our Venezuelan subsidiaries using the cost method of accounting and no longer include net revenues of our Venezuelan subsidiaries within our condensed consolidated financial statements. Refer to Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting: Venezuela, for more information.
(2)	On July 2, 2015, we contributed our global coffee businesses primarily from our Europe, EEMEA and Asia Pacific segments. The net revenues of our global coffee business for the three months ended March 31, 2015 were $618 million in Europe, $116 million in EEMEA and $18 million in Asia Pacific. Refer to Note 2, Divestitures and Acquisitions – JDE Coffee Business Transactions, for more information.

	For the Three Months Ended
	March 31,
	2016	2015
	(in millions)

Earnings from continuing operations before income taxes:
Operating income:
Latin America	$67	$154
Asia Pacific	148	146
EEMEA	51	32
Europe	343	326
North America	271	281
Unrealized gains / (losses) on hedging activities	(54)	(7)
General corporate expenses	(60)	(74)
Amortization of intangibles	(44)	(46)
Acquisition-related costs	–	(1)

Operating income	722	811
Interest and other expense, net	(244)	(386)

Earnings from continuing operations before income taxes	$478	$425

Latin America

	For the Three Months Ended March 31,
	2016	2015	$ change	% change
		(in millions)

Net revenues	$817	$1,257	$(440)	(35.0)%
Segment operating income	67	154	(87)	(56.5)%

Net revenues decreased $440 million (35.0%), due to unfavorable currency (25.2 pp), the deconsolidation of our Venezuelan operations (13.6 pp) and unfavorable volume/mix (8.2 pp), partially offset by higher net pricing (12.0 pp). Unfavorable currency impacts were due primarily to the strength of the U.S. dollar relative to most currencies in the region, including the Brazilian real, Argentinean peso and Mexican peso. The deconsolidation of our Venezuelan operations resulted in a year-over-year decrease in net revenues of $218 million. Unfavorable volume/mix, which primarily occurred in Brazil and Argentina, was largely due to the impact of pricing-related elasticity as well as strategic decisions to exit certain low-margin product lines. Unfavorable volume/mix was driven by declines in chocolate, refreshment beverages, biscuits, gum and candy. Higher net pricing was reflected across all categories driven primarily by Argentina and Brazil.

Segment operating income decreased $87 million (56.5%), primarily due to higher raw material costs, unfavorable volume/mix, the deconsolidation of our Venezuelan operations, unfavorable currency, higher advertising and consumer promotion costs and higher other selling, general and administrative expenses. These unfavorable items were partially offset by higher net pricing, lower manufacturing costs, the absence of remeasurement losses in the first quarter of 2016 related to our net monetary assets in Venezuela and lower costs incurred for the 2014-2018 Restructuring Program.

Asia Pacific

	For the Three Months Ended
	March 31,
	2016	2015	$ change	% change
		(in millions)

Net revenues	$1,127	$1,153	$(26)	(2.3)%
Segment operating income	148	146	2	1.4%

Net revenues decreased $26 million (2.3%), due to unfavorable currency (7.0 pp) and the adjustment for deconsolidating our historical coffee business (1.6 pp), partially offset by the impact of an acquisition (3.4 pp), higher net pricing (1.8 pp) and favorable volume/mix (1.1 pp). Unfavorable currency impacts were due primarily to the strength of the U.S. dollar relative to most currencies in the region, including the Australian dollar, Indian rupee and Chinese yuan. The adjustment for deconsolidating our historical coffee business resulted in a year-over-year decrease in net revenues of $18 million. The acquisition of a biscuit operation in Vietnam in July 2015 added net revenues of $38 million (constant currency basis). Higher net pricing was driven by chocolate, biscuits and candy. Favorable volume/mix, including the unfavorable impact of strategic decisions to exit certain low-margin product lines, was driven by gains in gum, chocolate and refreshment beverages, partially offset by declines in candy, cheese & grocery and biscuits.

Segment operating income increased $2 million (1.4%), primarily due to lower manufacturing costs, higher net pricing, lower other selling, general and administrative expenses and the impact of the Vietnam acquisition. These favorable items were mostly offset by the reclassification of equity method investment earnings, higher raw material costs, unfavorable currency and the adjustment for deconsolidating our historical coffee business.

EEMEA

	For the Three Months Ended March 31,
	2016	2015	$ change	% change
		(in millions)

Net revenues	$547	$695	$(148)	(21.3)%
Segment operating income	51	32	19	59.4%

Net revenues decreased $148 million (21.3%), due to the adjustment for deconsolidating our historical coffee business (15.8 pp), unfavorable currency (10.0 pp) and unfavorable volume/mix (5.0 pp), partially offset by higher net pricing (9.5 pp). The adjustment for deconsolidating our historical coffee business resulted in a year-over-year decrease in net revenues of $116 million. Unfavorable currency impacts were due to the strength of the U.S. dollar relative to most currencies in the region, primarily the Russian ruble, South African rand and Turkish lira. Unfavorable volume/mix was largely due to the impact of pricing-related elasticity as well as strategic decisions to exit certain low-margin product lines. Unfavorable volume/mix was driven by declines in chocolate and cheese & grocery, partially offset by gains in refreshment beverages, candy, biscuits and gum. Higher net pricing was reflected across all categories.

Segment operating income increased $19 million (59.4%), primarily due higher net pricing, lower manufacturing costs and lower other selling, general and administrative expenses. These favorable items were partially offset by higher raw material costs, the adjustment for deconsolidating our historical coffee business and higher costs incurred for the 2014-2018 Restructuring Program.

Europe

	For the Three Months Ended March 31,
	2016	2015	$ change	% change
		(in millions)

Net revenues	$2,289	$2,975	$(686)	(23.1)%
Segment operating income	343	326	17	5.2%

Net revenues decreased $686 million (23.1%), due to the adjustment for deconsolidating our historical coffee business (20.2 pp), unfavorable currency (3.1 pp) and lower pricing (0.7 pp), partially offset by favorable volume/mix (0.9 pp). The adjustment for deconsolidating our historical coffee business resulted in a year-over-year decrease in net revenues of $618 million. Unfavorable currency impacts reflected the strength of the U.S. dollar against most currencies in the region, including the British pound sterling and euro. Lower net pricing was reflected across most categories, primarily biscuits, cheese & grocery and gum. Favorable volume/mix, including the unfavorable impact of strategic decisions to exit certain low-margin product lines, was driven by biscuits, chocolate and cheese & grocery, partially offset by declines in refreshment beverages, candy and gum.

Segment operating income increased $17 million (5.2%), primarily due to lower manufacturing costs, lower other selling, general and administrative expenses, lower costs incurred for the 2014-2018 Restructuring Program, favorable volume/mix and the absence of costs associated with the JDE coffee business transactions. These favorable items were partially offset by the adjustment for deconsolidating our historical coffee business, higher raw material costs, lower net pricing, an intangible asset impairment charge, higher advertising and consumer promotion costs and unfavorable currency.

North America

	For the Three Months Ended March 31,
	2016	2015	$ change	% change
		(in millions)

Net revenues	$1,675	$1,682	$(7)	(0.4)%
Segment operating income	271	281	(10)	(3.6)%

Net revenues decreased $7 million (0.4%), due to the impact of an accounting calendar change made in the prior year (2.4 pp) and unfavorable currency (0.9 pp), mostly offset by favorable volume/mix (2.1 pp), higher net pricing (0.5 pp) and an acquisition (0.3 pp). The prior-year change in North America’s accounting calendar resulted in a year-over-year decrease in net revenues of $38 million. Unfavorable currency impact was due to the strength of the U.S. dollar relative to the Canadian dollar. Favorable volume/mix, including the unfavorable impact of strategic decisions to exit certain low-margin product lines, was driven by gains in biscuits and candy, partially offset by declines in gum and chocolate. Higher net pricing was reflected in gum, chocolate and candy, partially offset by lower net pricing in biscuits.

Segment operating income decreased $10 million (3.6%), primarily due to higher costs incurred for the 2014-2018 Restructuring Program, higher advertising and consumer promotion costs and the year-over-year impact of the prior-year accounting calendar change. These unfavorable items were partially offset by favorable volume/mix, lower manufacturing costs, lower raw material costs, lower other selling, general and administrative expenses and higher net pricing.

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

Net Cash Used in Operating Activities:

Net cash used in operating activities was $454 million in the first quarter of 2016 and $282 million in the first quarter of 2015. The deconsolidation of our coffee businesses impacted our operating cash flows. After converting our coffee holdings into equity method investments, we will only recognize cash flows from coffee when the investments pay dividends. Our coffee investments in JDE and Keurig did not distribute dividends in the first quarter of 2016. This shift related to the coffee businesses outweighed favorable working capital improvements in the ongoing business as we improved our cash conversion cycle (a metric that measures working capital efficiency) by 17 days relative to the first quarter of 2015.

Net Cash (Used in) / Provided by Investing Activities:

Net cash used in investing activities was $316 million in the first quarter of 2016 and net cash provided by investing activities was $417 million in the first quarter of 2015. In the first quarter of 2015, we received $939 million of cash related to the settlement of currency exchange forward contracts related to our JDE coffee business transactions. This was partially offset by lower planned capital expenditures in 2016 and $81 million of payments in the first quarter of 2015 to acquire the Enjoy Life Foods snack food business.

Capital expenditures were $335 million for the three months ended March 31, 2016 and $439 million for the three months ended March 31, 2015. We continue to make capital expenditures primarily to modernize manufacturing facilities and support new product and productivity initiatives. We expect 2016 capital expenditures to be up to $1.4 billion, including capital expenditures in connection with our 2014-2018 Restructuring Program. We expect to continue to fund these expenditures from operations.

Net Cash Provided by Financing Activities:

Net cash provided by financing activities was $207 million in the first quarter of 2016 and $185 million in the first quarter of 2015. Cash flows from financing activities were higher due to lower share repurchases in 2016 to date than in the first quarter of 2015, mostly offset by higher net repayments of long-term debt due to the timing and larger amount of note maturities and debt refinancing in 2016 to date than in the prior year and because of lower short-term working capital financing requirements than in the first quarter of 2015.

Debt:

From time to time we refinance long-term and short-term debt. Refer to Note 7, Debt and Borrowing Arrangements, for details of our debt issuances and maturities during the first quarter of 2016. The nature and amount of our long-term and short-term debt and the proportionate amount of each varies as a result of current and expected business requirements, market conditions and other factors. Generally, in the first and second quarters of the year, our working capital requirements grow, increasing the need for short-term financing. The third and fourth quarters of the year typically generate higher cash flows. As such, we may issue commercial paper or secure other forms of financing throughout the year to meet short-term working capital needs.

In July 2015, our Board of Directors approved a $5 billion long-term financing authority. As of March 31, 2016, we had $2.8 billion of long-term financing authority remaining.

In the next 12 months, $1.0 billion of long-term debt will mature as follows: €750 million ($854 million as of March 31, 2016) in January 2017 and fr.175 million Swiss franc notes ($182 million as of March 31, 2016) in March 2017. We expect to fund these repayments with a combination of cash from operations and the issuance of commercial paper or long-term debt.

Our total debt was $17.4 billion at March 31, 2016 and $15.4 billion at December 31, 2015. Our debt-to-capitalization ratio was 0.39 at March 31, 2016 and 0.35 at December 31, 2015. At March 31, 2016, the weighted-average term of our outstanding long-term debt was 9.0 years. Our average daily commercial borrowings were $1.5 billion in the first quarter of 2016 and $2.5 billion in the first quarter of 2015. We expect to continue to comply with our long-term debt covenants. Refer to Note 7, Debt and Borrowing Arrangements, for more information on our debt and debt covenants.

Commodity Trends

We regularly monitor worldwide supply, commodity cost and currency trends so we can cost-effectively secure ingredients, packaging and fuel required for production. During the three months ended March 31, 2016, the primary drivers of the increase in our aggregate commodity costs were higher currency-related costs on our commodity purchases and increased costs for packaging and other raw materials, partially offset by lower costs for grains and oils, dairy, cocoa, nuts and energy.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

See Note 7, Debt and Borrowing Arrangements, for information on debt transactions during the first three months of 2016, including the February 9, 2016 refinancing and repayment of $1,750 million of matured U.S. dollar debt, the January 26, 2016 issuance of fr.400 million of Swiss franc notes and the January 21, 2016 issuance of €700 million of euro notes. There were no other material changes to our off-balance sheet arrangements and aggregate contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015. We also do not expect a material change in the effect these arrangements and obligations will have on our liquidity. See Note 11, Commitments and Contingencies, for a discussion of guarantees.

Equity and Dividends

Stock Plans and Share Repurchases:

See Note 10, Stock Plans, for more information on our stock plans, grant activity and share repurchase program for the three months ended March 31, 2016.

We intend to continue to use a portion of our cash for share repurchases. On July 29, 2015, our Finance Committee, with authorization delegated from our Board of Directors, approved an increase of $6.0 billion in the share repurchase program, raising the authorization to $13.7 billion of Common Stock repurchases, and extended the program through December 31, 2018. We repurchased $9.4 billion of shares ($1.2 billion in the first three months of 2016, $3.6 billion in 2015, $1.9 billion in 2014 and $2.7 billion in 2013) through March 31, 2016. The number of shares that we ultimately repurchase under our share repurchase program may vary depending on numerous factors, including share price and other market conditions, our ongoing capital allocation planning, levels of cash and debt balances, other demands for cash, such as acquisition activity, general economic or business conditions and board and management discretion. Additionally, our share repurchase activity during any particular period may fluctuate. We may accelerate, suspend, delay or discontinue our share repurchase program at any time, without notice.

Dividends:

We paid dividends of $269 million in the first quarter of 2016 and $249 million in the first quarter of 2015. On July 23, 2015, our Board of Directors approved a 13% increase in the quarterly dividend to $0.17 per common share or $0.68 per common share on an annual basis. The declaration of dividends is subject to the discretion of our Board of Directors and depends on various factors, including our net earnings, financial condition, cash requirements, future prospects and other factors that our Board of Directors deems relevant to its analysis and decision making.

Significant Accounting Estimates

We prepare our condensed consolidated financial statements in accordance with U.S. GAAP. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Our significant accounting policies are described in Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015. Our significant accounting estimates are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015. See Note 1, Basis of Presentation, for a discussion of the impact of new accounting standards. There were no changes in our accounting policies in the current period that had a material impact on our financial statements.

New Accounting Guidance

See Note 1, Basis of Presentation, for a discussion of new accounting guidance.

Contingencies

See Note 11, Commitments and Contingencies, and Part II, Item 1. Legal Proceedings for a discussion of contingencies.

Forward-Looking Statements

This report contains a number of forward-looking statements. Words, and variations of words, such as “will,” “may,” “expect,” “would,” “intend,” “plan,” “believe,” “likely,” “estimate,” “anticipate,” “seek,” “potential,” “outlook” and similar expressions are intended to identify our forward-looking statements, including but not limited to statements about: our future performance, including our future revenue growth, margins and earnings per share; our goal to deliver top-tier financial performance; price volatility and pricing actions; the cost environment and measures to address increased costs; the costs of, timing of expenditures under and completion of our restructuring program; growth in our snacks business, Power Brands and categories; commodity prices and supply; investments; economic conditions; currency exchange rates, controls and restrictions; our operations in Venezuela and Argentina; pension liabilities related to the JDE coffee business transactions; the significance of the coffee category to our future results; completion of our biscuit operation acquisition; the timing and completion of the sale of manufacturing facilities in France and sale or license of certain local confectionary brands; costs we could incur related to re-negotiating collective bargaining agreements and executing business continuity plans for the North America business; legal matters; the estimated value of goodwill and intangible assets; impairment of goodwill and intangible assets and our projections of operating results and other factors that may affect our impairment testing; our accounting estimates and judgments; pension expenses, contributions and assumptions; our liquidity, funding sources and uses of funding; reinvestment of earnings; our risk management program, including the use of financial instruments and the effectiveness of our hedging activities; capital expenditures and funding; share repurchases; dividends; compliance with financial and long-term debt covenants; guarantees; and our contractual obligations.

These forward-looking statements involve risks and uncertainties, many of which are beyond our control. Important factors that could cause actual results to differ materially from those described in our forward-looking statements include, but are not limited to, risks from operating globally including in emerging markets; changes in currency exchange rates, controls and restrictions; continued volatility of commodity and other input costs; weakness in economic conditions; weakness in consumer spending; pricing actions; unanticipated disruptions to our business; competition; acquisitions and divestitures; the restructuring program and our other transformation initiatives not yielding the anticipated benefits; changes in the assumptions on which the restructuring program is based; protection of our reputation and brand image; management of our workforce; consolidation of retail customers and competition with retailer and other economy brands; changes in our relationships with suppliers or customers; legal, regulatory, tax or benefit law changes, claims or actions; strategic transactions; our ability to innovate and differentiate our products; significant changes in valuation factors that may adversely affect our impairment testing of goodwill and intangible assets; perceived or actual product quality issues or product recalls; failure to maintain effective internal control over financial reporting; volatility of capital or other markets; pension costs; use of information technology and third party service providers; our ability to protect our intellectual property and intangible assets; a shift in our pre-tax income among jurisdictions, including the United States; and tax law changes. We disclaim and do not undertake any obligation to update or revise any forward-looking statement in this report except as required by applicable law or regulation.

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

•	“Organic Net Revenue” is defined as net revenues excluding the impacts of acquisitions, divestitures (1), our historical global coffee business (2), our historical Venezuelan operations, accounting calendar changes and currency rate fluctuations. We also evaluate Organic Net Revenue growth from emerging markets and our Power Brands.
•	Our emerging markets include our Latin America and EEMEA regions in their entirety; the Asia Pacific region, excluding Australia, New Zealand and Japan; and the following countries from the Europe region: Poland, Czech Republic, Slovak Republic, Hungary, Bulgaria, Romania, the Baltics and the East Adriatic countries.
•	Our Power Brands include some of our largest global and regional brands such as Oreo, Chips Ahoy!, Ritz, TUC/Club Social and belVita biscuits; Cadbury Dairy Milk, Milka and Lacta chocolate; Trident gum; Hall’s candy; and Tang powdered beverages.

•	“Adjusted Operating Income” is defined as operating income excluding the impacts of Spin-Off Costs; the 2012-2014 Restructuring Program; the 2014-2018 Restructuring Program; the Integration Program and other acquisition integration costs; Venezuela remeasurement and deconsolidation losses and historical operating results; impairment charges related to goodwill and intangible assets; divestiture (1) or acquisition gains or losses and related costs; the JDE coffee business transactions (2) gain and net incremental costs; the operating results of divestitures (1); our historical global coffee business operating results (2); and equity method investment earnings historically reported within operating income (3). We also evaluate growth in our Adjusted Operating Income on a constant currency basis.

•	“Adjusted EPS” is defined as diluted EPS attributable to Mondelēz International from continuing operations excluding the impacts of Spin-Off Costs; the 2012-2014 Restructuring Program; the 2014-2018 Restructuring Program; the Integration Program and other acquisition integration costs; Venezuela remeasurement and deconsolidation losses and historical operating results; losses on debt extinguishment and related expenses; impairment charges related to goodwill and intangible assets; gains or losses on interest rate swaps no longer designated as accounting cash flow hedges due to changed financing and hedging plans; divestiture (1) or acquisition gains or losses and related costs; the JDE coffee business transactions (2) gain, transaction hedging gains or losses and net incremental costs; gain on the equity method investment exchange; and net earnings from divestitures(1). In addition, we have adjusted our equity method investment earnings for our proportionate share of their unusual or infrequent items, such as acquisition and divestiture-related costs and restructuring program costs, recorded by our JDE and Keurig equity method investees. We also evaluate growth in our Adjusted EPS on a constant currency basis.

(1)	Divestitures include businesses under sale agreements for which we have cleared significant sale-related conditions such that the pending sale is probable as of the end of the reporting period and exits of major product lines under a sale or licensing agreement. See (2) below.
(2)	In connection with the JDE coffee business transactions that closed on July 2, 2015, because we exchanged our coffee interests for similarly-sized coffee interests in JDE at the time of the transaction, we have deconsolidated and not included our historical global coffee business results within divestitures in our non-GAAP financial measures and in the related Management’s Discussion and Analysis of Financial Condition and Results of Operations. We continue to have an ongoing interest in the coffee business. Beginning in the third quarter of 2015, we have included the after-tax earnings of JDE, Keurig and of our historical coffee business results within continuing results of operations. For Adjusted EPS, we have included these earnings in equity method investment earnings and have deconsolidated our historical coffee business results from Organic Net Revenue and Adjusted Operating Income to facilitate comparisons of past and future coffee operating results.
(3)	Historically, we have recorded income from equity method investments within our operating income as these investments operated as extensions of our base business. Beginning in the third quarter of 2015, we began to record the earnings from our equity method investments in after-tax equity method investment earnings outside of operating income following the deconsolidation of our coffee business. See Note 1, Basis of Presentation – Principles of Consolidation, for more information. In periods prior to July 2, 2015, we have reclassified the equity method earnings from our Adjusted Operating Income to after-tax equity method investment earnings within Adjusted EPS to be consistent with the deconsolidation of our coffee business results on July 2 and in order to evaluate our operating results on a consistent basis.

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

Organic Net Revenue

Applying the definition of “Organic Net Revenue”, the adjustments made to “net revenues” (the most comparable U.S. GAAP financial measure) were to exclude the impact of currency, the adjustment for deconsolidating our historical coffee business, our historical Venezuelan operations, an accounting calendar change and acquisitions. We believe that Organic Net Revenue better reflects the underlying growth from the ongoing activities of our business and provides improved comparability of results. We also evaluate our Organic Net Revenue growth from emerging markets and Power Brands, and these underlying measures are also reconciled to U.S. GAAP below.

	For the Three Months Ended March 31, 2016			For the Three Months Ended March 31, 2015
	Emerging Markets	Developed Markets	Total	Emerging Markets	Developed Markets	Total
		(in millions)			(in millions)

Organic Net Revenue	$2,641	$4,258	$6,899	$2,550	$4,204	$6,754
Impact of currency	(373)	(114)	(487)	–	–	–
Historical coffee business (1)	–	–	–	205	547	752
Historical Venezuelan operations (2)	–	–	–	218	–	218
Impact of accounting calendar change	–	–	–	–	38	38
Impact of acquisitions	38	5	43	–	–	–

Net revenues	$2,306	$4,149	$6,455	$2,973	$4,789	$7,762

	For the Three Months Ended March 31, 2016			For the Three Months Ended March 31, 2015 (3)
	Power Brands	Non-Power Brands	Total	Power Brands	Non-Power Brands	Total
		(in millions)			(in millions)

Organic Net Revenue	$4,880	$2,019	$6,899	$4,700	$2,054	$6,754
Impact of currency	(347)	(140)	(487)	–	–	–
Historical coffee business (1)	–	–	–	550	202	752
Historical Venezuelan operations (2)	–	–	–	154	64	218
Impact of accounting calendar change	–	–	–	29	9	38
Impact of acquisitions	–	43	43	–	–	–

Net revenues	$4,533	$1,922	$6,455	$5,433	$2,329	$7,762

(1)	Includes our historical global coffee business prior to the July 2, 2015 JDE coffee business transactions. Refer to Note 2, Divestitures and Acquisitions, and our non-GAAP definitions appearing earlier in this section for more information.
(2)	Includes the historical results of our Venezuelan subsidiaries prior to the December 31, 2015 deconsolidation. Refer to Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting: Venezuela, for more information.
(3)	Each year we reevaluate our Power Brands and confirm the brands in which we will continue to make disproportionate investments. As such, we may make changes in our planned investments in primarily regional Power Brands following our annual review cycles. For 2016, we made limited changes to our list of regional Power Brands and as such, we reclassified 2015 Power Brand net revenues on a basis consistent with the current list of Power Brands.

Adjusted Operating Income

Applying the definition of “Adjusted Operating Income”, the adjustments made to “operating income” (the most comparable U.S. GAAP financial measure) were to exclude 2012-2014 Restructuring Program costs, 2014-2018 Restructuring Program costs, acquisition integration costs, Venezuela historical operating results and remeasurement loss, an impairment charge related to an intangible asset, operating income from our historical coffee business, the JDE coffee business transactions incremental costs, operating results of the AGF divestiture, acquisition-related costs and an adjustment for equity method investment earnings historically reported within operating income that were reclassified to after-tax earnings. We also evaluate Adjusted Operating Income on a constant currency basis. We believe these measures provide improved comparability of operating results.

	For the Three Months Ended March 31,
	2016	2015	$ Change	% Change
		(in millions)

Adjusted Operating Income (constant currency)	$1,037	$864	$173	20.0%
Impact of unfavorable currency	(63)	–	(63)

Adjusted Operating Income	$974	$864	$110	12.7%
2012-2014 Restructuring Program costs	–	2	(2)
2014-2018 Restructuring Program costs	(237)	(224)	(13)
Acquisition integration costs	(3)	–	(3)
Operating income from Venezuelan subsidiaries (1)	–	53	(53)
Remeasurement of net monetary assets in Venezuela	–	(11)	11
Intangible asset impairment charge	(14)	–	(14)
Operating income from historical coffee business (2)	–	130	(130)
Costs associated with the JDE coffee business transactions	–	(28)	28
Reclassification of equity method earnings (3)	–	25	(25)
Operating income from divestiture (4)	–	–	–
Acquisition-related costs	–	(1)	1
Other / rounding	2	1	1

Operating income	$722	$811	$(89)	(11.0)%

(1)	Includes the historical results of our Venezuelan subsidiaries prior to the December 31, 2015 deconsolidation. Refer to Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting: Venezuela, for more information.
(2)	Includes our historical global coffee business prior to the July 2, 2015 JDE coffee business transactions. Refer to Note 2, Divestitures and Acquisitions, and our non-GAAP definitions appearing earlier in this section for more information.
(3)	Historically, we have recorded income from equity method investments within our operating income as these investments operated as extensions of our base business. Beginning in the third quarter of 2015, to align with the accounting for JDE earnings, we began to record the earnings from our equity method investments in equity method investment earnings outside of operating income. In periods prior to July 2, 2015, we have reclassified the equity method earnings from Adjusted Operating Income to evaluate our operating results on a consistent basis.
(4)	Includes the April 23, 2015 divestiture of AGF which contributed less than $1 million of operating income in the first quarter of 2015. Refer to Note 2, Divestitures and Acquisitions, for more information.

Adjusted EPS

Applying the definition of “Adjusted EPS”, the adjustments made to “diluted EPS attributable to Mondelēz International” (the most comparable U.S. GAAP financial measure) were to exclude 2012-2014 Restructuring Program costs, 2014-2018 Restructuring Program costs, acquisition integration costs, a loss on debt extinguishment and related expenses, Venezuela historical operating results and remeasurement loss, an impairment charge related to an intangible asset, the JDE coffee business transactions hedging gains and incremental costs, losses on interest rate swaps no longer designated as accounting cash flow hedges due to changed financing and hedging plans, net earnings from the AGF divestiture, gain on the equity method investment exchange, our proportionate share of unusual or infrequent items recorded by our JDE and Keurig equity method investees and acquisition-related costs. We also evaluate Adjusted EPS on a constant currency basis. We believe Adjusted EPS provides improved comparability of operating results.

	For the Three Months Ended
	March 31,
	2016	2015	$ Change	% Change

Adjusted EPS (constant currency)	$0.51	$0.39	$0.12	30.8%
Impact of unfavorable currency	(0.03)	–	(0.03)

Adjusted EPS	$0.48	$0.39	$0.09	23.1%
2012-2014 Restructuring Program costs	–	–	–
2014-2018 Restructuring Program costs	(0.11)	(0.11)	–
Acquisition integration costs	–	–	–
Loss on debt extinguishment and related expenses	–	(0.27)	0.27
Net earnings from Venezuelan subsidiaries (1)	–	0.02	(0.02)
Remeasurement of net monetary assets in Venezuela	–	(0.01)	0.01
Intangible asset impairment charge	(0.01)	–	(0.01)
Income / (costs) associated with the JDE coffee business transactions	–	0.20	(0.20)
Loss related to interest rate swaps	(0.04)	(0.01)	(0.03)
Net earnings from divestiture (2)	–	(0.02)	0.02
Gain on equity method investment exchange	0.03	–	0.03
Equity method investee acquisition-related and other adjustments	–	–	–
Acquisition-related costs	–	–	–

Diluted EPS attributable to Mondelēz International	$0.35	$0.19	$0.16	84.2%

(1)	Includes the historical results of our Venezuelan subsidiaries prior to the December 31, 2015 deconsolidation. Refer to Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting: Venezuela, for more information.
(2)	Refer to Note 2, Divestitures and Acquisitions, for more information on the April 23, 2015 divestiture of AGF.

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

Many of our non-U.S. subsidiaries operate in functional currencies other than the U.S. dollar. Fluctuations in currency exchange rates create volatility in our reported results as we translate the balance sheets, operating results and cash flows of these subsidiaries into the U.S. dollar for consolidated reporting purposes. The translation of non-U.S. dollar denominated balance sheets and statements of earnings of our subsidiaries into the U.S. dollar for consolidated reporting generally results in a cumulative translation adjustment to other comprehensive income within equity. A stronger U.S. dollar relative to other functional currencies adversely affects our consolidated earnings and net assets while a weaker U.S. dollar benefits our consolidated earnings and net assets. While we hedge significant forecasted currency exchange transactions as well as certain net assets of non-U.S. operations and other currency impacts, we cannot fully predict or eliminate volatility arising from changes in currency exchange rates on our consolidated financial results. See Consolidated Results of Operations and Results of Operations by Reportable Segment under Discussion and Analysis of Historical Results for currency exchange effects on our financial results during the three months ended March 31, 2016. For additional information on the impact of currency policies, the deconsolidation of our Venezuelan operation and the historical remeasurement of our Venezuelan net monetary assets on our financial condition and results of operations, also see Note 1, Basis of Presentation – Currency Translation and Highly Inflationary Accounting.

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

We regularly evaluate our variable and fixed-rate debt as well as current and expected interest rates in the markets in which we raise capital. Our primary exposures include movements in U.S. Treasury rates, corporate credit spreads, London Interbank Offered Rates (“LIBOR”), Euro Interbank Offered Rate (“EURIBOR”) and commercial paper rates. We periodically use interest rate swaps and forward interest rate contracts to achieve a desired proportion of variable versus fixed rate debt based on current and projected market conditions. In addition to using interest rate derivatives to manage future interest payments, this quarter, we retired $1.8 billion of our long-term debt and issued $1.2 billion of lower borrowing cost debt. Our weighted-average interest rate on our total debt as of March 31, 2016 was 3.1%, down from 3.7% as of December 31, 2015.

There were no significant changes in the types of derivative instruments we use to hedge our exposures between December 31, 2015 and March 31, 2016. See Note 8, Financial Instruments, for more information on 2016 derivative activity. For additional information on our hedging strategies, policies and practices on an ongoing basis, also refer to our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2016. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended March 31, 2016. During the quarter ended March 31, 2016, we worked with outsourced partners to further simplify and standardize processes and focus on scalable, transactional processes across all regions. We transitioned some of our corporate financial reporting and accounting functions to an outsourced partner. We continued to transition some of our procurement administration functions for our North America and Latin America regions to another outsourced partner. Additionally, we continued to transition some of our transactional processing and financial reporting for a number of countries in our Asia Pacific, EEMEA, Latin America (including sales order-to-cash) and North America regions to these two outsourced partners. Per our service agreements, the controls previously established around these accounting functions will be maintained by our outsourced partners and they are subject to management’s internal control testing. During the quarter, we also transitioned payroll processing for our North America region, which was previously performed by an outsourced partner, to one of our internal shared service centers. There were no other changes in our internal control over financial reporting during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

Information regarding legal proceedings is available in Note 11, Commitments and Contingencies, to the condensed consolidated financial statements in this report.

Item 1A.  Risk Factors.

There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our stock repurchase activity for each of the three months in the quarter ended March 31, 2016 was:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
January 1-31, 2016	11,612,007	$41.54	11,565,836	$4,965,990,525
February 1-29, 2016	11,778,336	40.16	10,785,083	4,532,430,999
March 1-31, 2016	6,602,617	41.55	6,579,247	4,259,055,742

For the Quarter Ended March 31, 2016	29,992,960	41.00	28,930,166

(1)	The total number of shares purchased includes: (i) shares purchased pursuant to the repurchase program described in (2) below; and (ii) shares tendered to us by employees who used shares to exercise options and to pay the related taxes for grants of restricted and deferred stock that vested, totaling 46,171 shares, 993,253 shares and 23,370 shares for the fiscal months of January, February and March 2016, respectively.
(2)	Our Board of Directors authorized the repurchase of $13.7 billion of our Common Stock through December 31, 2018. Specifically, on March 12, 2013, our Board of Directors authorized the repurchase of up to the lesser of 40 million shares or $1.2 billion of our Common Stock through March 12, 2016. On August 6, 2013, our Audit Committee, with authorization delegated from our Board of Directors, increased the repurchase program capacity to $6.0 billion of Common Stock repurchases and extended the expiration date to December 31, 2016. On December 3, 2013, our Board of Directors approved an increase of $1.7 billion to the program related to a new accelerated share repurchase program, which concluded in May 2014. On July 29, 2015, our Finance Committee, with authorization delegated from our Board of Directors, approved a $6.0 billion increase that raised the repurchase program capacity to $13.7 billion and extended the program through December 31, 2018. See Note 10, Stock Plans, for additional information.

Item 6. Exhibits.

Exhibit Number	Description

4.1	The Registrant agrees to furnish to the SEC upon request copies of any instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries that does not exceed 10 percent of the total assets of the Registrant and its consolidated subsidiaries.

10.1	Amended and Restated Shareholders’ Agreement Relating to Charger Top Holdco B.V. by and among Delta Charger Holdco B.V., JDE Minority Holdings B.V., Mondelēz Coffee Holdco B.V. and Jacobs Douwe Egberts B.V., dated March 7, 2016.*

10.2	Shareholders’ Agreement Relating to Maple Parent Holdings Corp. by and among Maple Holdings II B.V., Mondelēz International Holdings LLC and Maple Parent Holdings Corp., dated March 27, 2016.*

10.3	Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan, amended and restated as of March 15, 2016.+

10.4	Mondelēz International, Inc. Change in Control Plan for Key Executives, amended February 22, 2016.+

10.5	Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Global Deferred Stock Unit Agreement.+

10.6	Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Non-Qualified Global Stock Option Agreement.+

10.7	Form of Mondelēz International, Inc. Amended and Restated 2005 Performance Incentive Plan Global Long-Term Incentive Grant Agreement.+

12.1	Computation of Ratios of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following materials from Mondelēz International’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Earnings, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

*	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and have been separately filed with the SEC.

+	Indicates a management contract or compensatory plan or arrangement.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONDELĒZ INTERNATIONAL, INC.

By: /s/ BRIAN T. GLADDEN
Brian T. Gladden
Executive Vice President and
Chief Financial Officer

April 28, 2016